Form 10-K
period 1998-12-31
BERKSHIRE HATHAWAY INC
filed 1999-03-30
CIK 1067983

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED December 31, 1998

              COMMISSION FILE NUMBER ____________

                             BERKSHIRE HATHAWAY INC.
             (Exact name of Registrant as specified in its charter)

               Delaware                                  47-0813844
      -------------------------------------     -------------------------
         State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization            Identification number)

          1440 Kiewit Plaza, Omaha, Nebraska               68131
      -------------------------------------     -------------------------
        (Address of principal executive office)          (Zip Code)

Registrant's telephone number, including area code        (402) 346-1400
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act*:

     Title of each class                          Name of each exchange on which
                                                  registered

Class A Common Stock, $5.00 Par Value             New York Stock Exchange

Class B Common Stock, $0.1667 Par Value           New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing
requirements for the past 90 days. Yes [X]   No   [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant - $76,272,000,000 **

Indicate number of shares outstanding of each of the Registrant's classes of common stock:

March 19, 1999 -- Class A Common Stock, $5 par value....................1,343,357 shares
March 19, 1999 -- Class B Common Stock, $0.1667 par value...............5,274,030 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

         Document                                                Incorporated In
         --------                                                ---------------
Proxy Statement for Registrant's
 Annual Meeting to be held May 3, 1999                           Part III

* OBH Inc., a wholly-owned subsidiary of the Registrant, issued 1% Senior Exchangeable Notes due December 2, 2001, which are registered on the New York Stock Exchange.

** This aggregate value is computed at the last sale price of the common stock on March 19, 1999. It does not include the value of Class A Common Stock (535,648 shares) and Class B Common Stock (58 shares) held by Directors and Executive Officers of the Registrant and members of their immediate families, some of whom may not constitute "affiliates" for purpose of the Securities Exchange Act of 1934.

                                     Part I


ITEM 1.  BUSINESS

        Berkshire Hathaway Inc. ("Berkshire", "Company" or "Registrant") is a holding company owning subsidiaries engaged in a number of diverse business activities. The most important of these are insurance businesses conducted nationwide on a primary basis and worldwide on a reinsurance basis. Berkshire also owns and operates a number of other businesses engaged in a variety of activities, as identified herein.

        Operating decisions for the various Berkshire businesses are made by managers of the business units. Investment decisions and all other capital allocation decisions are made for Berkshire and its subsidiaries by Warren E. Buffett, in consultation with Charles T. Munger. Mr. Buffett is Chairman and Mr. Munger is Vice Chairman of Berkshire's Board of Directors.

INSURANCE AND REINSURANCE BUSINESSES

        Berkshire's insurance and reinsurance business activities are conducted through 32 domestic and 15 foreign-based insurance companies. Since the beginning of 1996, Berkshire's insurance operations expanded significantly as a result of the January 1996 acquisition of GEICO Corporation ("GEICO Corp.") and the December 1998 acquisition of General Re Corporation ("General Re"). Historically, Berkshire's insurance businesses provided insurance and reinsurance of property and casualty risks primarily in the United States. In future periods, Berkshire's insurance operations will also include meaningful amounts of the life, accident and health reinsurance, as well as international property and casualty reinsurance through General Re and its affiliates.

        In primary (or direct) insurance activities, the insurer assumes the risk of loss from persons or organizations that are directly subject to the risks. Such risks may relate to property, casualty (or liability), life, accident, health, financial or other perils that may arise from an insurable event. In reinsurance activities, the reinsurer assumes defined portions of similar or dissimilar risks that other primary insurers or reinsurers have assumed in their own insuring activities.

        Reinsurance contracts are normally classified as treaty or facultative contracts. Treaty reinsurance refers to automatic reinsurance coverage for all or a portion of a specified class of risks ceded by the primary insurer, while facultative reinsurance involves underwriting of individual risks. Coverage of risks assumed under reinsurance contracts may be classified as quota-share or excess. Under quota-share (or pro-rata) reinsurance, the reinsurer shares proportionally in the original premiums, losses, and expenses of the primary insurer or reinsurer. Excess (or non-proportional) reinsurance provides for the indemnification of the primary insurer or reinsurer for all or a portion of the loss in excess of an agreed upon amount or "retention." Both quota-share and excess reinsurance may provide for aggregate limits of indemnification.

        Except for regulatory considerations, there are virtually no barriers to entry into the insurance and reinsurance industry. Competitors may be domestic or foreign, as well as licensed or unlicensed. The number of competitors within the industry is not known. Insurers and reinsurers compete on the basis of reliability, financial strength and stability, ratings, underwriting consistency, service, business ethics, price, performance, capacity, policy terms and coverage conditions.

        U.S. based insurers and reinsurers are subject to regulation by their states of domicile and by those states in which they are licensed. The primary focus of regulation is to assure that insurers are financially solvent and that policyholder interests are otherwise protected. States establish minimum capital levels for insurance companies and establish guidelines for permissible business and investment activities. States have the authority to suspend or revoke a company's authority to do business, as conditions warrant.

        Most primary insurers are required to obtain regulatory approval of the policy forms issued and premium rates charged to policyholders. Reinsurers are normally not required to obtain such approvals. States regulate the payment of dividends by insurance companies to their shareholders. Dividends of extraordinary amounts are subject to prior regulatory approval.

        The insurance regulators of every state participate in the National Association of Insurance Commissioners ("NAIC"). The NAIC adopts forms, instructions and accounting procedures for use by U.S. insurers and reinsurers in preparing and filing annual statutory financial statements. However, an insurer's state of domicile has ultimate authority over accounting practices.

        In 1998, the NAIC adopted statutory accounting principles ("SAP") developed under its Codification Project, which was intended to bring greater uniformity in accounting practices throughout the United States. The codification guidance is expected to become effective in 2001 and, in its current form, should not have a significant effect on Berkshire's insurance businesses. However, the amount of reported regulatory capital, also known as statutory surplus, of Berkshire's insurance subsidiaries will decline due to the recognition of deferred income tax liabilities on unrealized appreciation of investments. Under current SAP, such liabilities are not recognized.

        In addition to its activities relating to the annual statement and SAP, the NAIC develops or adopts model laws, regulations and programs for use by its members. Such matters deal with regulatory oversight of solvency, compliance with financial regulation standards, and risk-based capital reporting requirements.

        In general, regulation of the reinsurance industry outside of the United States is subject to the differing laws and regulations of each country in which the reinsurer has operations or writes premiums. Some jurisdictions, such as the United Kingdom, impose complex regulatory requirements on reinsurance companies, while other jurisdictions, such as Germany, impose fewer requirements. Local reinsurance business conducted by General Re's subsidiaries in some countries requires licenses issued by governmental authorities. These licenses may be subject to modification, suspension or revocation dependent on such factors as amount and types of reserves and minimum capital and solvency tests. Jurisdictions may impose fines, censure and/or criminal sanctions for violation of regulatory requirements.

        Berkshire's insurance companies maintain capital strength at unparalleled levels, significantly higher than normal in the industry. This strength differentiates Berkshire's insurance companies from their competitors. Collectively, the aggregate statutory surplus of Berkshire's U.S. based insurers has grown from $11.5 billion at December 31, 1993 to approximately $45.0 billion at December 31, 1998. All of Berkshire's major insurance companies are rated AAA by Standard & Poor's Corporation with respect to their claims-paying abilities and are rated A++ (superior) by A.M. Best with respect to their financial condition and operating performance.

        Insurance underwriting operations are comprised of the following sub-groups: (1) GEICO Corp. and its subsidiaries, (2) Berkshire Hathaway Reinsurance Group, (3) Berkshire Hathaway Direct Insurance Group, and (4) General Re and its subsidiaries. Additional information related to each of these four underwriting units follows.

        GEICO CORPORATION -- On January 2, 1996, GEICO Corp. became an indirect wholly-owned subsidiary of Berkshire as a result of the merger of an indirect wholly-owned subsidiary of Berkshire with and into GEICO Corp. The acquisition was pursuant to an Agreement and Plan of Merger wherein each outstanding share of GEICO Corp., except treasury shares and shares already held by Berkshire subsidiaries, was converted to the right to receive $70 cash, or $2.3 billion in the aggregate. Immediately prior to the merger, Berkshire subsidiaries owned approximately 51% of all outstanding GEICO Corp. common stock.

        GEICO Corp. is headquartered in Chevy Chase, Maryland and its principal insurance subsidiaries include: Government Employees Insurance Company ("GEICO "), GEICO General Insurance Company ("GEICO General"), GEICO Indemnity Company ("GI"), and GEICO Casualty Company ("GEICO Casualty"). These companies offer primarily private passenger automobile insurance to individuals in 48 states and the District of Columbia. Since being acquired by Berkshire in 1996, premium volume has grown significantly due to growth in voluntary automobile policies in-force. Net premiums written in 1998 were $4,182 million compared to $2,856 million in 1995. Collectively, GEICO Corp. companies are currently the sixth largest auto insurer, in terms of premium volume, in the United States.

GEICO CORPORATION (CONTINUED)

        GEICO, founded in 1936, is a multiple-line property and casualty insurer engaged primarily in writing private passenger automobile insurance for preferred-risk government employees and military personnel. GEICO also writes small amounts of homeowners, fire and boat owners insurance (businesses that GEICO has already substantially reduced and plans to fully exit in 1999), and personal umbrella insurance for all qualified applicants. GEICO General writes private passenger automobile insurance for preferred-risk drivers not associated with the government or military. GI writes standard-risk private passenger automobile and motorcycle insurance. GEICO Casualty writes non-standard risk private passenger automobile insurance. Each of these companies market their policies primarily through direct response methods, in which applications for insurance are submitted directly to the companies by telephone or through the mail.

        Seasonal variations in GEICO Corp.'s insurance business are not significant. However, extraordinary weather conditions or other factors may have a significant effect upon the frequency or severity of automobile claims and, to a diminishing degree, homeowners claims.

        GEICO Corp. companies compete for private passenger auto insurance customers with other companies that sell direct to the customer, as well as with companies that use a traditional agency sales force. Private passenger automobile insurance business is highly competitive in the areas of price and service. Some insurance companies exacerbate price competition by selling their products for a period of time at less than adequate rates, because they underestimate ultimate claim costs and/or overestimate the amount of investment income expected to be earned from the cash flow generated as a result of premiums being received before claims are paid. Like all other Berkshire insurance and reinsurance businesses, GEICO Corp. companies will not knowingly follow that strategy.

        Private passenger auto insurance is stringently regulated by state insurance departments. As a result, it is difficult for insurance companies to differentiate their products to consumers. Competition for preferred-risk private passenger automobile insurance, which is substantial, tends to focus on price and level of customer service provided, whereas price tends to be the primary focus for other risks. GEICO Corp. companies place great emphasis on customer satisfaction. GEICO Corp. companies' cost efficient direct response marketing methods and emphasis on customer satisfaction enable it to offer competitive rates and value to customers.

        Management believes that the name and reputation of the GEICO Corp. companies is a material asset and protects its name and other service marks through appropriate registrations.

        BERKSHIRE HATHAWAY REINSURANCE GROUP -- The Berkshire Hathaway Reinsurance Group is headed by National Indemnity Company ("National Indemnity"), and operates from offices located in Stamford, Connecticut. National Indemnity provides principally excess and, to a lesser degree, quota-share reinsurance to other property and casualty insurers and reinsurers.

        National Indemnity's clients and risks assumed are located throughout the world, but are primarily located within the United States. Minimal organizational, but huge financial resources, are currently devoted to this business. Over the past 5 years, annual net premiums written have ranged from $690 million (in 1994) to $986 million (in 1998).

        During the past five years, National Indemnity has written a considerable number of catastrophe excess contracts. A catastrophe excess policy provides protection to the counterparty from the accumulation of primarily property losses arising from a single loss event or series of events. These policies may provide significant amounts of indemnification per contract and a single loss event may produce losses under a number of contracts. Generally, National Indemnity does not cede any of the risks it has assumed under catastrophe excess reinsurance contracts to third-party reinsurers, due to perceived uncertainties in recovering amounts from other reinsurers that are financially weaker. As a result, the catastrophe excess reinsurance business can produce extreme volatility in periodic underwriting results. Accounting consequences, however, do not influence decisions of Berkshire's management with respect to this or any other business. This factor along with its extraordinary financial strength, are believed to be the primary reasons why National Indemnity has become a major provider of such coverages.

BERKSHIRE HATHAWAY REINSURANCE GROUP (CONTINUED)

        In recent years, the amount of capital (i.e. capacity) devoted to the catastrophe excess reinsurance business by the industry has increased, through additional capital raised by newly-formed entities and the introduction in the financial markets of new types of catastrophe risk management products. The effect of such increased insuring capacity is a reduction in opportunities to write this business at acceptable prices. However, the occasional acceptance of catastrophe excess reinsurance contracts can produce considerable premiums.

        In National Indemnity's non-catastrophe reinsurance business, the concept of time-value-of money is often an important element in establishing prices and contract terms, since the payment of losses under the agreements are often expected to occur over lengthy periods of time. Under the terms of most contracts, limits of indemnification may be subject to minimum and maximum payment amounts. Minimum payment requirements arise from profit-sharing or commutation clauses that call for repayments to the reinsureds of amounts not otherwise paid as losses. Premium amounts and limits of indemnification per contract are likely to be large and contracts may span a number of years. This business is accepted, in large part, because of the substantial amounts of policyholder funds ("float") produced.

        BERKSHIRE HATHAWAY DIRECT INSURANCE GROUP -- The Berkshire Hathaway Direct Insurance Group is a collection of smaller primary insurance operations that provide a wide variety of insurance coverages to insureds principally in the U.S. National Indemnity and certain affiliates underwrite motor vehicle insurance to commercial truck and bus operators. This business is written nationwide primarily through insurance agents and brokers and is based in Omaha, Nebraska. National Indemnity and certain other affiliates also solicit and underwrite various unusual or especially large property and casualty risks.

        Other insurance operations include: several companies referred to as the "Homestate Companies", based in Colorado and Nebraska and with branch offices in several other states, which market various commercial coverages for standard risks to insureds in their state of domicile and an increasing number of other states; Cypress Insurance Company, based in California, an underwriter of principally workers' compensation policies for insureds located in California and a small number of other states; Central States Indemnity Company of Omaha, 82% owned by Berkshire and located in Omaha, Nebraska, which provides credit card credit insurance marketed primarily through credit card issuers nationwide; 80.1% owned Kansas Bankers Surety Company, based in Kansas, and an insurer of primarily crime, fidelity, errors and omissions, officers and directors liability and related insurance coverages directed toward small and medium-sized banks throughout the midwestern United States; and Berkshire Hathaway International Ltd, an insurer of primarily private passenger and commercial auto risks in the United Kingdom.

        GENERAL RE -- On June 19, 1998 Berkshire and General Re executed a Merger Agreement and Plan of Merger. In September 1998, shareholders of the two companies approved the merger and during the fourth quarter all regulatory approvals and tax rulings were received. The transaction was completed on December 21, 1998. General Re shareholders received merger consideration consisting of approximately 272,200 equivalent Class A shares.

        Berkshire's Consolidated Balance Sheet at December 31, 1998 reflects the consolidation of the General Re accounts. Berkshire's Consolidated Statements of Earnings and Cash Flows include the consolidated results of General Re for the 10 day period ending December 31, 1998. Additional information regarding General Re's insurance and reinsurance business is provided below. The financial amounts and percentages related to General Re business activities are derived from its activities for the full year.

        General Re was established in 1980 to serve as the holding company of General Reinsurance Corporation ("GRC", incorporated in 1921) and its affiliates. Other General Re affiliates include Kolnische Ruckversicherungs Gesellschaft AG ("Cologne Re"), a major international reinsurer based in Germany. General Re, directly and indirectly through a joint venture arrangement, holds an 83% economic interest in Cologne Re.

        General Re subsidiaries have global reinsurance operations in 61 cities throughout the world and provide reinsurance coverage in 124 countries. General Re operates three principal reinsurance businesses: North American property/casualty reinsurance, international property/casualty reinsurance, and global life/health reinsurance. General Re's reinsurance operations are primarily based in North America and Germany. Collectively, General Re is among the four largest reinsurers in the world based on net premiums written and capital.

GENERAL RE (CONTINIUED)

NORTH AMERICAN PROPERTY/CASUALTY REINSURANCE

        General Re's North American property/casualty business is principally treaty and facultative reinsurance that is marketed directly to clients without involving a broker or intermediary. General Re companies underwrite predominantly excess coverages for clients located throughout the United States and Canada. North American reinsurance operations are conducted primarily through GRC and National Reinsurance Corporation ("NRC"), both based in Stamford, Connecticut. GRC is domiciled in Delaware and licensed in the District of Columbia and all states but Hawaii, where it is an accredited reinsurer. NRC is domiciled in Delaware and licensed in all 50 states, the District of Columbia, Puerto Rico, Canada and the United Kingdom.

        North American reinsurance operations generated $2,707 million in net written premiums in 1998. Casualty reinsurance represented approximately 61 percent of North American property/casualty net premiums written and property reinsurance business represented approximately 25 percent.

        General Re's specialty insurers include the General Star companies, which underwrite excess and surplus lines and are domiciled in Connecticut and Ohio. Also, the Genesis companies underwrite excess insurance for self-insured programs and are domiciled in Connecticut and North Dakota. General Re also writes excess insurance for self insurers through GRC. Fairfield Insurance Company, a subsidiary of NRC engaged in property and casualty insurance services, is domiciled in Connecticut, and is licensed in 48 states and the District of Columbia. These businesses together represented approximately 14 percent of General Re's North American property/casualty net premiums written.

INTERNATIONAL PROPERTY/CASUALTY REINSURANCE

        In total, General Re operates its international property/casualty reinsurance business in 31 countries and provides reinsurance coverage in 124 countries throughout the world. In 1998, the international property/casualty operations principally wrote business in the form of reinsurance treaties with lesser amounts written on a facultative basis. International property/casualty reinsurance business is primarily written through Cologne Re. In addition, international reinsurance business is written through a number of wholly-owned subsidiaries of General Re.

        In 1998, General Re's international property/casualty operations produced net written premiums totaling $2,072 million. Approximately 78 percent of international premiums written related to quota-share coverages and 22 percent were excess coverages. Property premiums written were approximately 63 percent of total international property/casualty premiums and casualty premiums were approximately 37 percent.

GLOBAL LIFE/HEALTH REINSURANCE

        This segment includes the North American and international life/health operations of Cologne Re. Life/health net premiums written in 1998 were $1,304 million. Approximately 38 percent of life/health net premiums were written in Europe, another 45 percent were written in North America and the remaining 17 percent were written throughout the rest of the world. The life/health operations provide individual life, group life, group health, long-term care, individual health and finite risk reinsurance. Most of the life reinsurance business is written on a proportional treaty basis, with smaller amounts written on a facultative basis, while health business is predominantly written on an excess treaty basis. The life/health business is marketed primarily on a direct basis with the exception of group health, which is marketed primarily through brokers.

        INVESTMENTS -- The levels of reinsurance assumed business in recent years, plus the acquisitions of GEICO Corp. and General Re, have produced an exceptional increase in the amount of "float" held by Berkshire's insurance businesses. "Float" is an approximation of the amount of net policyholder funds available for investment. That term denotes the sum of unpaid losses and loss adjustment expenses, unearned premiums and other policyholder liabilities, less the aggregate amount of premium balances receivable, losses recoverable from reinsurance ceded, deferred policy acquisition costs, deferred charges re reinsurance assumed, and related prepaid income taxes. The amount of float has grown from about $2.8 billion at the end of 1993 to about $22.8 billion at the end of 1998. Approximately two-thirds of the year end 1998 amount derives from General Re. The increases in the amounts of float plus the substantial amounts of shareholder capital devoted to insurance and reinsurance activities has generated meaningful increases in the levels of investments and investment income.

INVESTMENTS (CONTINUED)

        Investment portfolios of insurance subsidiaries include meaningful equity ownership percentages of other publicly traded companies. Investments in excess of 5% of the investees outstanding capital stock at December 31, 1998 include approximately 11% of the outstanding capital stock of American Express Company, approximately 8% of the capital stock of The Coca-Cola Company, approximately 9% of the capital stock of Federal Home Loan Mortgage Corporation ("Freddie Mac"), approximately 8 1/2% of the capital stock of The Gillette Company, and approximately 17% of the capital stock of The Washington Post Company. Much information about these publicly-owned companies is available, including information released from time to time by the companies themselves.

NON-INSURANCE BUSINESSES OF BERKSHIRE

        The Registrant's eight non-insurance "reportable business segments" are described below.

        BUFFALO NEWS -- The Buffalo News publishes a Sunday edition and nine editions each weekday from its headquarters in Buffalo, New York. It is the only metropolitan newspaper published daily within a ten county upstate New York distribution area that comprises one of the 50 largest primary market areas in the United States.

        Among newspapers published in those primary markets, The Buffalo News claims the highest percentage of its area household coverage, 64% on weekdays and 80% on Sundays. Berkshire management believes the "newshole" percentage (portion of the paper devoted to news) of The Buffalo News to be greater than any other dominant newspaper of its size or larger. During 1998, this percentage was approximately 58%.

        FLIGHT SERVICES -- On December 23, 1996, FlightSafety International Inc. ("FSI") became a wholly-owned subsidiary of Berkshire. Aggregate consideration of $1.5 billion was paid to former FSI shareholders, consisting of approximately $769 million in cash, and the remainder in Berkshire Class A and Class B Common Stock. FSI's corporate headquarters is located at LaGuardia Airport in Flushing, New York.

        FSI and its subsidiaries engage primarily in the business of providing high technology training to operators of aircraft and ships. FSI's training activities include: advanced pilot training in the operation of aircraft and air traffic control procedures; aircrew training for military and other government personnel; aircraft maintenance technician training; ab-initio (primary) pilot training to qualify individuals for private and commercial pilots' licenses; and shiphandling and related training services. FSI also develops classroom instructional systems and materials for use in its training business and for sale to others.

        A significant element of FSI's training programs derives from the use of simulators, which incorporate computer-based technology to replicate the operation of particular aircraft or ocean-going vessels. Simulators reproduce, with a high degree of accuracy, certain sights, movements, and aircraft or vessel control responses experienced by the operator of the aircraft or ship. FSI utilizes more than 200 civil aviation simulators and training devices. FSI's training businesses are conducted primarily in the United States, with facilities located in 20 states. FSI also operates training facilities in Canada, China, France, United Kingdom and the Netherlands. During 1997, FSI and The Boeing Company, a leading airplane manufacturer, established a joint venture to provide pilot and aircrew training for airline customers around the world.

        FSI also designs and manufactures full motion flight simulators, visual displays, and other training equipment for use in its training business and for sale to others. Manufacturing facilities are located in Oklahoma and Missouri.

        Berkshire added to its flight services business upon the acquisition of Executive Jet, Inc. ("EJ"), which was completed on August 7, 1998. EJ shareholders received aggregate consideration of $700 million, consisting of $350 million in cash and the remainder in Berkshire Class A and B Common Stock.

        EJ is the world's leading provider of fractional ownership programs for general aviation aircraft. The fractional ownership of aircraft concept permits customers to acquire a specific percentage of a certain aircraft type and allows them to utilize the aircraft for a specified number of flight hours per annum. In addition, EJ provides management, ground support and flight operation services to customers after the sale. EJ's revenues derive from both the sale of fractional interests as well as management and usage fees charged to clients in connection with flight operations.

        The fractional ownership concept is designed to meet the needs of customers who cannot justify the purchase of an entire aircraft based upon expected usage. In addition, fractional ownership programs are available for corporate flight departments seeking to outsource their general aviation needs or looking for additional capacity for peak periods and for others that previously chartered aircraft. EJ places great emphasis on customer service. Its programs are designed to offer customers guaranteed availability of aircraft, lower and predictable operating costs and liquidity.

FLIGHT SERVICES (CONTINUED)

        In 1986, EJ created the fractional ownership of aircraft concept and introduced its NetJets(R) program in the U.S. with one aircraft type. The NetJets(R) program has since grown to include seven aircraft types with plans to introduce several more models in the next two years. In late 1996, EJ expanded its fractional ownership programs to Europe via a joint venture arrangement, which is 91% owned by EJ.

        EJ is currently believed to be the world's largest purchaser of general aviation aircraft. The company maintained 157 aircraft in its fleet as of December 31, 1998. EJ management believes that the market for fractional ownership of aircraft programs is large and growing and will contribute to EJ's continued growth over the foreseeable future.

        EJ's executive offices are located in New Jersey, while most of its logistical and flight operations are based at Port Columbus International Airport in Columbus, Ohio. EJ's European operations are based in Lisbon, Portugal.

        HOME FURNISHINGS -- The Home Furnishings segment includes the retail furniture businesses of the Nebraska Furniture Mart ("NFM"), 80% owned by Berkshire, R.C. Willey Home Furnishings ("R.C. Willey") and Star Furniture Company ("Star"), both 100% owned by Berkshire. Berkshire has owned its interest in NFM since 1983, and acquired R.C. Willey in 1995 and Star in 1997. NFM, R.C. Willey and Star each offer a wide selection of furniture and accessories. In addition, NFM and R.C. Willey sell a full line of major household appliances, electronics, computers and other home furnishings. All three businesses offer customer financing to complement their retail operations. An important feature of all three businesses is their ability to control costs and to produce high business volume from offerings of significant value to its customers.

        NFM operates its business from a single very large - approximately 500,000 square feet - retail complex and sizable warehouse and administrative facilities in Omaha, Nebraska. NFM's customers are drawn from a radius around Omaha of approximately 300 miles and it is the largest furniture retailer in the area.

        R.C. Willey, founded in 1932, is the dominant home furnishings retailer in Utah. Based in Salt Lake City, R.C. Willey operates six full retail stores, a distribution center and three clearance facilities. These facilities -- which include more than 635,000 square feet of retail space -- are strategically located in northern suburban sections in the state of Utah and serve customers in four western states.

        Star's retail, office and warehouse facilities, include about 480,000 square feet of retail space in nine locations. Seven retail locations are in Houston, Texas where Star is a major furniture retailer in that market.

        INTERNATIONAL DAIRY QUEEN -- On January 7, 1998, Berkshire completed the acquisition of International Dairy Queen ("IDQ"). IDQ shareholders received total merger consideration of approximately $590 million, consisting of $ 265 million in cash and the remainder in Berkshire Class A and B stock.

        IDQ develops, licenses and services a system of approximately 5,900 Dairy Queen stores that feature hamburgers, hot dogs, various dairy desserts and beverages. The company franchises Dairy Queen stores either directly with individual operators or indirectly through agreements with territorial operators, who then grant franchises to individual operators within a specific geographical territory. The company also directly owns and operates approximately 60 stores. IDQ supports and promotes the store operations of franchisees through product development, market testing, advertising, training and advisory services. IDQ creates and enforces quality control standards for franchisees. A major portion of IDQ's operating profit derives from franchise service fees paid by franchised stores and stores licensed by territorial operators.

        IDQ also sells equipment directly to stores and sells products used in store operations to a system of independently-owned warehouses that also purchase approved products from other suppliers. These warehouses in turn sell products to the Dairy Queen stores within specified geographical areas. The first Dairy Queen store was opened in 1940 and stores are currently located in 49 states, as well as Canada, Japan, and several other countries.

        The company also develops and services approximately 400 stores operating under the name of Orange Julius featuring blended fruit drinks and snack items and approximately 40 stores operating under the name of Karmelkorn featuring popcorn and other snacks items.

        JEWELRY -- In 1995, Berkshire acquired Helzberg's Diamond Shops, Inc. ("Helzberg's"). Helzberg's, based in North Kansas City, Missouri, operates a chain of 194 retail jewelry stores in thirty states. Most of Helzberg's stores are located in malls or power strip centers, and operate under the name Helzberg Diamonds. In addition, since 1989, Berkshire has owned an 85% interest in Borsheim's Jewelry Company ("Borsheim's"). From its single store located in Omaha, Nebraska, Borsheim's is a high volume retailer of fine jewelry, watches, crystal, china, stemware, flatware, gifts and collectibles.

        SCOTT FETZER COMPANIES -- The Scott Fetzer Companies are a diversified group of 22 businesses that manufacture and distribute a wide variety of products for residential, industrial and institutional use. The two most significant of these businesses are the Kirby home cleaning systems and the Campbell Hausfeld businesses.

        Kirby's home cleaning systems are sold to approximately 830 independent authorized factory distributors in the United States and foreign countries. Sales are made through in-the-home demonstrations by independent salespeople. The distributors independently establish the prices at which they offer Kirby products. Kirby and its distributors believe they offer a premium product, and it is believed that prices are generally higher than most of its major competitors. Additionally, a wholly-owned subsidiary purchases consumer finance contracts from about 460 Kirby authorized factory distributors in the United States.

        Campbell Hausfeld manufactures a variety of products including air compressors, air tools, painting systems, pressure washers, welders and generators which are marketed through retail outlets. Scott Fetzer management believes that Campbell Hausfeld offers products that are a superior value to the consumer in comparison to its competitors.

        SEE'S CANDIES -- See's Candies produces boxed chocolates and other confectionery products with an emphasis on quality in two large kitchens in California. See's distributes its candies through its own retail stores - over 200 in number, located in 10 western and midwestern states, including Hawaii - and by mail order. A meaningful volume of candy business is also recorded from direct shipments made nationwide from its California based quantity order distribution centers.

        Seasonality in this business is extreme. Nearly 50% of each year's unit sales volume is generated during the last two months of the year, when quantity order sales at reduced prices to businesses and other organizations augment the extremely high retail store and mail order volume during December.

        SHOE GROUP -- This segment includes H. H. Brown Shoe Company ("H. H. Brown"), Lowell Shoe, Inc. ("Lowell") and Dexter Shoe Company ("Dexter"). A description of each of these businesses follows.

        H. H. Brown manufactures, imports and markets work, safety, outdoor, western work and casual footwear. They are distributed under the H. H. Brown, Born, Carolina, Double-H Boot and other brand names as well as under private label. H. H. Brown is the leading domestic producer of steel toe safety work shoes. The company maintains a significant share in many niche markets in which it competes by providing functional footwear and emphasizing comfort. The company's competitors in this market are typically domestic work boot manufacturers. Management believes that its products are competitive in terms of quality and price.

        In addition to manufacturing its products at three facilities located in the United States and a facility in Canada, H. H. Brown sources shoes and shoe components offshore. The company markets its products entirely within the United States and Canada through a direct sales force of about 120 employees. Its customer base is primarily composed of small independent retailers and wholesalers who sell to workers in a variety of industries including construction, heavy manufacturing, agriculture and other light duty and service occupations.

        Lowell manufactures and markets women's casual, service and nurses footwear. These products are marketed primarily under the brand names Soft Spots and Nurse Mates.

        Dexter manufactures and markets men's and women's dress, casual and athletic footwear primarily in the continental U.S. All products are manufactured and sold under the trademark Dexter. The company specializes in the construction of Handsewns, Welts and Cements. Leather is purchased from domestic tanneries, and many of the other components used in the manufacturing process are made by Dexter. Dexter has four manufacturing facilities in Maine, two in Puerto Rico and one in the Dominican Republic. In addition to the manufacturing facilities, Dexter operates 95 factory outlet stores located in 16 states and Puerto Rico.

        OTHER NON-INSURANCE ACTIVITIES not identified with Berkshire business segments include a group of finance and financial products businesses. Included in this group is Berkshire Hathaway Life Insurance Company of Nebraska. This company primarily sells annuity contracts that provide for periodic payments to claimants associated with settlements of personal injury claims. Additionally, the finance group includes Scott Fetzer Financial Group, Inc., which for many years has provided financing of receivables related to Scott Fetzer's, Kirby and World Book products.

        Also included in these business activities is General Re Financial Products Corporation and affiliates ("GRFP"). GRFP is a dealer in derivative products offering a full line of interest rate, currency, and equity swap and option products, as well as structured finance products. GRFP and its affiliates maintain offices in London, New York, Tokyo, Hong Kong and Toronto. GRFP's client base consists principally of major corporations, insurance companies, financial institutions and sovereigns that use derivative products as part of their asset and liability risk management strategies. Berkshire's finance operations also include several smaller businesses of General Re, which provide insurance, reinsurance, investment, and real estate brokerage and management services.

        Berkshire Hathaway Inc. and subsidiaries employed approximately 47,600 persons on a full-time equivalent basis at December 31, 1998.

ADDITIONAL INFORMATION WITH RESPECT TO BERKSHIRE'S BUSINESSES

        The amounts of revenue, operating profit and identifiable assets attributable to the aforementioned business segments are included in Note 15 to Registrant's Consolidated Financial Statements contained in Item 8, Financial Statements and Supplementary Data. Additional information regarding Registrant's investments in fixed maturity and marketable equity securities is included in Notes 3 and 4 to Registrant's Consolidated Financial Statements.

ITEM 2.  PROPERTIES

        The physical properties used by the Registrant and its significant business segments are summarized below:

                                                                                   Owned     Approx.
                                                                                     or      Square
        Business                   Location                 Type of Property       Leased    Footage
        --------                   --------                 ----------------       ------    -------
Company Headquarters      Omaha, NE                        Offices                 Leased       7,000

GEICO                     Chevy Chase, MD, Woodbury,       Offices                 Owned    2,000,000
                            NY, Macon, GA, Dallas,
                            TX, Fredericksburg &
                            Virginia Beach, VA
                          San Diego, CA & various          Offices and drive-in    Leased     250,000
                            locations throughout the       claims
                            United States                  facilities

Berkshire Hathaway        Stamford, CT                     Offices                 Leased      10,000
Reinsurance Group

Berkshire Hathaway        Omaha, NE                        Offices                 Owned       73,000
Direct Insurance Group    Omaha, NE & various              Offices                 Leased     138,000
                            locations throughout the
                            United States & England

General Re                Stamford, CT,                    Offices                 Owned      580,000
                             Cologne, Germany and
                             various non-U.S. locations

                          Various U.S. and                 Offices                 Leased     900,000
                             non-U.S. locations

Buffalo News              Buffalo, NY                      Offices                 Owned      195,000
                          Buffalo, NY                      Printing Plant          Owned      150,000
                          New York & Washington, D.C.      Offices/Warehouses      Leased      85,000

Flight Services           23 U.S. States, Canada,          Offices/Training        Owned      962,000
                             Netherlands, France,          Facilities/Hangars
                             United Kingdom and China      Offices/Training        Leased   1,250,000
                                                           Facilities/Hangars

                          Oklahoma and Missouri            Manufacturing           Owned        84,000
                                                                                   and
                                                                                   leased

Home Furnishings          Omaha, NE                        Retail Stores           Owned      986,000
                             Salt Lake City, UT &          Warehouses/Offices      Owned    1,691,000
                             other locations in UT & NE
                          Salt Lake City, UT,              Retail Stores           Leased     630,000
                             Houston, TX & other           Warehouses/Offices      Leased     490,000
                             locations in UT, TX & IA

                                                                            Owned     Approx.
                                                                              or      Square
        Business                   Location             Type of Property    Leased    Footage
        --------                   --------             ----------------    ------    -------
International Dairy       Decatur, GA, Minneapolis,    Manufacturing/       Owned      145,000
Queen                        MN & Canada                 Offices/
                                                         Warehouses

                          11 U.S. locations            Restaurants/Stores   Owned       35,000
                          11 U.S. locations & Canada   Offices/Warehouses   Leased      54,000
                          45 U.S. locations            Restaurants/Stores   Leased     129,000

Jewelry                   Kansas City, MO              Office/Warehouse     Owned       65,000
                          Omaha, NE and 194               Retail            Leased     477,000
                             other U.S. locations         stores/offices

Scott Fetzer Companies    Cleveland, OH, & other       Plants/Warehouses/   Owned    2,330,000
                             locations in 13 U.S.         Offices
                             states                    Warehouses/Offices   Leased     805,000

                          Canada, England, Taiwan &    Warehouses/Offices   Leased      93,000
                             Mexico
See's Candies             Los Angeles, CA & South      Plants/Warehouses/   Owned      625,000
                             San Francisco, CA            Offices
                          California                   Warehouses/Offices   Leased     227,000
                          California & other           Retail outlets       Leased     339,000
                             locations                    and
                             principally in western       quantity order
                             states                       centers
                             (205 locations)
Shoe Group                Morganton, NC,               Plants/Warehouses/   Owned    1,723,000
                             Womelsdorf, PA,              Offices
                             Martinsburg, PA,
                             Hudson, NH, Dexter,
                             ME, Puerto Rico &
                             Canada
                          Greenwich, CT,               Plants/Warehouses/   Leased     819,000
                             Morganton, NC,               Offices
                             Skowhedgan, ME,
                             Newton, MA,
                             Northkingstown, RI,
                             Womelsdorf, PA, Hudson,
                             NH, Canada, Puerto Rico
                             & Dominican Republic
                          45 U.S. locations            Retail Stores        Owned      311,000
                          67 U.S. & Puerto Rico        Retail Stores        Leased     456,000
                             locations

ITEM 3.  LEGAL PROCEEDINGS

        Litigation pending against the Company and its subsidiaries is not considered material or is ordinary routine litigation incidental to the business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

EXECUTIVE OFFICERS OF THE REGISTRANT

        Following is a list of the Registrant's executive officers:

Name                           Age          Position with Registrant               Since
----                           ---          ------------------------               -----
Warren E. Buffett               68          Chairman of the Board                  1970
Marc D. Hamburg                 49          Vice President                         1992
Charles T. Munger               75          Vice Chairman of the Board             1978

        Each executive officer serves, in accordance with the by-laws of the Registrant, until the first meeting of the Board of Directors following the next annual meeting of shareholders and until his respective successor is chosen and qualified or until he sooner dies, resigns, is removed or becomes disqualified. Mr. Buffett and Mr. Munger also serve as directors of the Registrant.


                                     Part II


ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

MARKET INFORMATION

        The Company's Class A and Class B Common Stock are listed for trading on the New York Stock Exchange, trading symbol: BRK.A and BRK.B. The following table sets forth the high and low sales prices per share, as reported on the New York Stock Exchange Composite List during the periods indicated:



                                      1998                                            1997
                                      ----                                            ----
                         Class A                 Class B                 Class A                 Class B
                         -------                 -------                 -------                 -------
                    High         Low        High         Low        High         Low        High         Low
                    ----         ---        ----         ---        ----         ---        ----         ---
First Quarter      $69,500     $45,700     $ 2,324     $ 1,526     $37,900     $33,000     $ 1,264     $ 1,088
Second Quarter      84,000      65,800       2,795       2,184      48,600      35,900       1,624       1,197
Third Quarter       78,500      57,000       2,622       1,893      48,300      41,300       1,608       1,377
Fourth Quarter      71,000      57,700       2,396       1,916      47,200      42,500       1,565       1,400

SHAREHOLDERS

        The Company had approximately 9,300 record holders of its Class A Common Stock and 13,400 record holders of its Class B Common Stock at March 5, 1999. Record owners included nominees holding at least 385,000 shares of Class A Common Stock and 4,850,000 shares of Class B Common Stock on behalf of beneficial-but-not-of-record owners.

DIVIDENDS

     Berkshire has not declared a cash dividend since 1967.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA FOR THE PAST FIVE YEARS

(dollars in millions, except per share data)

                                                             1998          1997            1996            1995           1994
                                                             ----          ----            ----            ----           ----
REVENUES:
   Insurance premiums earned.........................       $  5,481      $ 4,761        $ 4,118         $   957        $   923
   Sales and service revenues........................          4,675        3,615          3,095           2,756          2,352
   Interest, dividend and other investment income....          1,049          916            778             629            519
   Income from finance and financial products
      businesses.....................................            212           32             25              27             25
   Realized investment gain (1)......................          2,415        1,106(2)       2,484(3)          194             91
                                                            --------      -------        -------         -------        -------
   Total revenues....................................       $ 13,832      $10,430        $10,500         $ 4,563        $ 3,910
                                                            ========      =======        =======         =======          ======



EARNINGS:
   Before realized investment gain...................       $  1,277      $ 1,197        $   884         $   670        $   492
   Realized investment gain (1)......................          1,553          704(2)       1,605(3)          125             61
                                                            --------      -------        -------         -------        -------
   Net earnings......................................       $  2,830      $ 1,901        $ 2,489         $   795        $   553
                                                            ========      =======        =======         =======        =======



EARNINGS PER SHARE:
   Before realized investment gain...................       $  1,021      $   971        $   733         $   565        $   417
   Realized investment gain (1)......................          1,241          571(2)       1,332(3)          105             52
                                                            --------      -------        -------         -------        ------
   Net earnings......................................       $  2,262      $ 1,542        $ 2,065         $   670        $   469
                                                            ========      =======        =======         =======        =======



YEAR-END DATA (4):
   Total assets......................................       $122,237      $56,111        $43,409         $28,711        $20,610
   Borrowings under investment agreements
      and other debt (5).............................          2,385        2,267          1,944           1,062            811
   Shareholders' equity..............................         57,403       31,455         23,427          16,739         11,651
   Class A equivalent common shares
      outstanding, in thousands......................          1,519        1,234          1,232           1,194          1,178
   Shareholders' equity per outstanding
      Class A equivalent share.......................       $ 37,801      $25,488        $19,011         $14,025        $ 9,893
                                                            ========      =======        =======         =======        =======

-----------------

   (1) The amount of realized investment gain/loss for any given period has no predictive value, and variations in amount from period to period have no practical analytical value, particularly in view of the unrealized appreciation now existing in Berkshire's consolidated investment portfolio.

   (2) In November 1997, Travelers Group Inc. completed its acquisition of Salomon Inc. A pre-tax realized gain of $678 million ($427 million after-tax) is included in 1997's results.

   (3) In March 1996, The Walt Disney Company completed its acquisition of Capital Cities/ABC, Inc. A pre-tax realized gain related to this transaction of $2.2 billion ($1.4 billion after-tax) is included in 1996's results.

   (4) Year-end data for 1998 includes General Re Corporation acquired by Berkshire on December 21, 1998.

   (5)  Excludes borrowings of finance businesses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   Net earnings for each of the past three years are disaggregated in the table that follows. Amounts are after deducting minority interests and taxes.


                                                                                         -- (dollars in millions) --
                                                                                         1998        1997        1996
                                                                                         ----        ----        ----
Insurance segments - underwriting...................................................   $   171      $  298     $   143
Insurance segments - investment income..............................................       731         704         593
Non-Insurance business segments.....................................................       389         311         226
Interest expense....................................................................       (63)        (67)        (57)
Goodwill amortization and other purchase-accounting-adjustments.....................      (118)        (94)        (70)
Other...............................................................................       167          45          49
                                                                                        ------      ------      ------
   Earnings before realized investment gain.........................................     1,277       1,197         884
Realized investment gain............................................................     1,553         704       1,605
                                                                                        ------      ------      ------
   Net earnings.....................................................................    $2,830      $1,901      $2,489
                                                                                        ======      ======      ======


   The business segment data (Note 15 to Consolidated Financial Statements) should be read in conjunction with this discussion.

     INSURANCE SEGMENTS -- UNDERWRITING

   A summary follows of underwriting results from Berkshire's insurance segments for the past three years.

                                                                                         -- (dollars in millions) --
                                                                                         1998        1997       1996
                                                                                         ----        ----       ----
Underwriting gain (loss) attributable to:
     GEICO Corporation..............................................................     $ 269       $ 281     $ 171
     Berkshire Hathaway Reinsurance Group...........................................       (21)        128        (8)
     Berkshire Hathaway Direct Insurance Group......................................        17          52        59
                                                                                         -----       -----     -----
Pre-tax underwriting gain...........................................................       265         461       222
Income taxes and minority interest .................................................        94         163        79
                                                                                         -----       -----     -----
   Net underwriting gain............................................................     $ 171       $ 298     $ 143
                                                                                         =====       =====     =====

         Berkshire Hathaway engages in both direct insurance and reinsurance of property and casualty risks. In direct insurance activities, Berkshire subsidiaries assume defined portions of the risks of loss from persons or organizations that are directly subject to the risks. In reinsurance activities, Berkshire subsidiaries assume defined portions of similar or dissimilar risks that other insurers or reinsurers have subjected themselves to in their own insuring activities. Berkshire's principal underwriting businesses are: (1) GEICO, which became a wholly owned subsidiary of Berkshire on January 3, 1996,
(2) Berkshire Hathaway Reinsurance Group and (3) Berkshire Hathaway Direct Insurance Group. On December 21, 1998, Berkshire completed its merger with General Re. General Re and its affiliates comprise one of the four largest reinsurance companies in the world. See Note 2 to the Consolidated Financial Statements.

         A significant marketing strategy followed by all these businesses is the maintenance of extraordinary capital strength. Statutory surplus as regards policyholders of Berkshire's insurance businesses increased to approximately $40 billion (excluding General Re Corporation) at December 31, 1998. This superior capital strength creates opportunities, especially with respect to reinsurance activities, to negotiate and enter into contracts of insurance specially designed to meet unique needs of sophisticated insurance and reinsurance buyers. Additional information regarding Berkshire's insurance and reinsurance operations is presented on the following pages.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

 INSURANCE SEGMENTS - UNDERWRITING (continued)

         GEICO Corporation

         GEICO through its subsidiaries, provides primarily private passenger automobile coverages to insureds in 48 states and the District of Columbia. GEICO policies are marketed mainly by direct response methods in which customers apply for coverage directly to the company over the telephone or through the mail. This is a significant element in GEICO's strategy to be a low-cost provider of such coverages. In 1995, GEICO entered into an agreement with another major insurance provider that over time will allow it to effectively exit the homeowners insurance business which represented a relatively small percentage of GEICO's business.

         GEICO's underwriting results for the past three years are summarized below.


                                                               -- (dollars are in millions) --
                                                        1998                   1997                  1996
                                                  ----------------      -----------------      ----------------
                                                  Amount       %        Amount        %        Amount       %
                                                  ------     -----      ------      -----      ------     -----
Premiums written...........................       $4,182                $3,588                 $3,122
                                                  ======                ======                 ======
Premiums earned............................       $4,033     100.0      $3,482      100.0      $3,092     100.0
                                                  ------     -----      ------      -----      ------     -----
Losses and loss expenses...................        2,978      73.8       2,630       75.5       2,434      78.7
Underwriting expenses......................          786      19.5         571       16.4         487      15.8
                                                 -------    ------     -------     ------     -------    ------
Total losses and expenses..................        3,764      93.3       3,201       91.9       2,921      94.5
                                                  ------    ======      ------     ======      ------    ======
Underwriting gain-- pre-tax................       $  269                $  281                 $  171
                                                  ======                ======                 ======

         As shown in the table above, GEICO's premium volume grew significantly during the last two years. Premiums earned by GEICO in 1998 exceeded amounts earned in 1997 by 15.8% and amounts earned in 1997 surpassed 1996 by 12.6%. The increases in premium volume were attributed to growth in voluntary auto insurance, partially mitigated by premium rate reductions taken in certain states during 1998 and 1997. Such rate reductions were intended to better align premium rates with pricing targets, and will result in lower premiums earned per policy in the future. The growth in voluntary auto premium volume in each of the past two years was also offset by declines in homeowners and residual auto market business. In-force policy growth for GEICO's core preferred-risk auto business was 17.2% in 1998 and 12.8% in 1997. Policy growth in standard and non-standard auto markets was 40.4% in 1998 and 36.6% in 1997. In-force policy growth reflects GEICO's continued marketing efforts and competitive prices. Sales of new voluntary policies increased 44.3% in 1998 as compared to 1997 and followed growth of 47.8% in 1997 as compared to 1996.

         Losses and loss expenses incurred during 1998 were 13.2% greater than amounts incurred during 1997. This followed an 8.1% increase in such costs during 1997 as compared to 1996. The loss and loss expense ratio, a measurement of the portion of earned premiums that were paid or reserved for losses and related claims handling expenses, was 73.8% in 1998, 75.5% in 1997 and 78.7% in 1996. These lower than expected loss and loss expense ratios reflect the declining severity of auto liability claims and generally mild weather conditions. Catastrophe losses added 0.7% to the loss and loss expense ratio in 1998 compared to 0.3% in 1997 and 1.7% in 1996. As a result of GEICO's diminishing homeowners business, risks of weather related catastrophe losses are currently lower than in years prior to 1996.

         Underwriting expenses in 1998 for GEICO's businesses increased $215 million (37.7%) over 1997 and in 1997 increased $84 million (17.2%) over 1996. The increases reflect additional advertising and personnel costs incurred to generate and service the aforementioned in-force policy growth, as well as increased levels of administrative expenses, particularly profit-sharing costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

         INSURANCE SEGMENTS - UNDERWRITING (continued)

         GEICO Corporation (continued)

         GEICO's underwriting results have been above expectations in recent years and the private passenger auto insurance industry as a whole had generally good results due to favorable claims experience. However, premium rates are subject to downward pressure from competition and through the ordinary rate regulation processes of state insurance departments. The rate reductions taken by GEICO in 1998 were greater than 1997's reductions and will be fully reflected in earned premiums in 1999. GEICO currently anticipates that there will be some further rate reductions in 1999. In addition, while the level of claim costs (including catastrophe losses) in recent years have been relatively low, there is no assurance that these favorable conditions will continue. Accordingly, management expects that GEICO's underwriting profit margins will return to more normal levels as costs increase faster than premiums. Notwithstanding, Berkshire's management believes that GEICO's underwriting results will remain better than industry averages.

         Berkshire Hathaway Reinsurance Group

         The Berkshire Hathaway Reinsurance Group underwrites principally excess-of-loss reinsurance coverages for insurers and reinsurers world wide. This Group is believed to be one of the world leaders in providing catastrophe excess-of-loss reinsurance.

         Underwriting results for the past three years are summarized in the following table.


                                                               -- (dollars are in millions) --
                                                        1998                   1997                  1996
                                                  ----------------      -----------------      ----------------
                                                  Amount       %        Amount        %        Amount       %
                                                  ------     -----      ------      -----      ------     -----
Premiums written.............................     $  986                $  955                $   715
                                                  ======                ======                =======
Premiums earned..............................     $  939     100.0      $  967      100.0     $   758     100.0
                                                  ------     -----      ------      -----     -------     -----
Losses and loss expenses.....................        765      81.5         676       69.9         573      75.6
Underwriting expenses........................        195      20.7         163       16.9         193      25.4
                                                  ------     -----      ------      -----     -------    ------
Total losses and expenses....................        960     102.2         839       86.8         766     101.0
                                                  ------     =====      ------      =====     -------     =====
Underwriting gain (loss)-- pre-tax...........     $  (21)               $  128                $    (8)
                                                  ======                ======                =======

         Reinsurance premiums earned from catastrophe excess-of-loss policies totaled $286 million in 1998, $310 million in 1997 and $268 million in 1996. Management believes that increased industry capital devoted to this type of business and the lack of large catastrophic loss events in recent years continues to promote intensifying price competition in the catastrophe reinsurance markets. As a result, there are currently fewer opportunities to write catastrophe reinsurance coverages at acceptable prices. Management anticipates that the level of catastrophe reinsurance business accepted may decline in 1999.

         The catastrophe reinsurance business produced net underwriting gains in 1998 of $155 million as compared to net underwriting gains of $283 million in 1997 and $167 million in 1996. During the 1996-1998 period, there were no truly large catastrophic events. Catastrophe losses incurred were $34 million in 1998, nearly zero in 1997 and $46 million in 1996.

         Berkshire's management continues to believe that, eventually, a large catastrophe event will occur which will produce a significant loss. The Berkshire Hathaway Reinsurance Group's exposure to loss from a single event with respect to in-force policies at year end 1998 is estimated at approximately $600 million after-tax (excludes losses which would likely be incurred by General
Re). Accordingly, periodic underwriting results remain subject to extreme volatility. Berkshire's management is willing to accept such volatility provided there is a reasonable prospect of long-term profitability.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        INSURANCE SEGMENTS -- UNDERWRITING (continued)

         Berkshire Hathaway Reinsurance Group (continued)

         Premiums earned from other property and casualty excess-of-loss and quota-share reinsurance contracts totaled $310 million in 1998, $513 million in 1997 and $485 million in 1996. These contracts often provide considerable amounts of indemnification in exchange for large premiums. Certain of these contracts, which produced annual premiums of approximately $200 million in 1997 and 1996, expired at the end of 1997 and were not renewed in 1998. Other property and casualty reinsurance contracts produced net underwriting losses of approximately $86 million in 1998, $73 million in 1997 and $101 million in 1996. Premiums from these types of reinsurance contracts are often based, in part, on time discounting of estimated loss payments because such payments are expected to occur over lengthy time periods. Estimated claim liabilities are established for financial reporting purposes without recognition of such discounting, thus producing underwriting losses. This business is accepted because of the large amounts of policyholder float that it generates.

         Premiums earned from retroactive reinsurance and structured settlement contracts were $343 million in 1998 and $144 million in 1997. Minor amounts of premiums were earned from such contracts in 1996. These contracts provide excess of loss coverage with respect to past loss events or periodic payments to claimants in connection with settled claims. Underwriting losses occur from such policies as a result of the recurring recognition of time value of money concepts--the amortization of deferred charges re reinsurance assumed and the accretion of discounted structured settlement liabilities. The amortization and accretion charges are reported as losses incurred, and because there is no offsetting premium income, as underwriting losses. Underwriting losses from retroactive reinsurance and structured settlement contracts were $90 million in 1998, $82 million in 1997 and $74 million in 1996.

         Berkshire Hathaway Direct Insurance Group

         The Berkshire Hathaway Direct Insurance Group is comprised of a wide variety of smaller property/casualty businesses. These businesses include:
National Indemnity Company's traditional commercial motor vehicle and specialty risk operations; five companies collectively referred to as "homestate" operations that provide primarily standard commercial coverages to insureds in an increasing number of states; Cypress Insurance Company, a provider of workers' compensation insurance in California and other states; Central States Indemnity Company, a provider of credit card credit insurance to individuals nationwide through financial institutions; Kansas Bankers Surety Company, an insurer for primarily small and medium size banks located in the midwest; and Berkshire Hathaway International, a London-based writer of personal and commercial auto insurance.

         Collectively, the Berkshire Hathaway Direct Insurance businesses produced earned premiums of $328 million in 1998, $312 million in 1997 and $268 million in 1996. Increases in premiums earned in 1998 and 1997 were achieved by the homestate, credit card credit, international auto and specialty risk businesses offset by comparative declines in the traditional commercial motor vehicle business. Net underwriting gains attributed to direct insurance activities were $17 million in 1998, $52 million in 1997 and $59 million in 1996. The decline in 1998 underwriting results as compared to 1997 principally derived from the traditional motor vehicle and specialty risk operations.

         General Re

         On December 21, 1998, General Re became a wholly owned subsidiary of Berkshire upon completion of the merger of the two companies. Berkshire's results of operations in 1998 include the results of General Re for the last ten days of 1998. Although the revenues and operating results of General Re for that ten-day period are not significant to Berkshire for the full year, General Re will have a major impact on Berkshire's results in future periods. For purposes of this discussion, General Re's results for the last ten days of 1998 are included in other sources of earnings.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

         INSURANCE SEGMENTS - UNDERWRITING (continued)

         General Re (continued)

         General Re and its affiliates operate a global insurance/reinsurance business with operations in the U.S. and 124 other countries around the world. General Re's principal reinsurance operations are internally classified: (1) North American property/casualty, (2) international property/casualty, and (3) global life/health reinsurance.

         North American property/casualty operations underwrite predominantly excess-of-loss reinsurance across various lines of business. The international property/casualty operations write quota-share and excess-of-loss reinsurance for risks throughout the world. The global life/health operations reinsure such risks in North America and throughout the world. The international property/casualty and global life/health businesses are primarily conducted through German-based Cologne Re and its subsidiaries. As of December 31, 1998, General Re, directly and indirectly through a joint venture arrangement, maintained an 82% economic interest in Cologne Re.

         Summarized information regarding General Re's historical pre-tax underwriting results for 1998 and 1997 is presented below.


                                                            -- (dollars in millions) --
                                                   Net premiums earned      Net underwriting gain (loss)
                                                    1998          1997        1998            1997
                                                    ----          ----        ----            ----
North American property/casualty ..............    $ 2,708      $ 3,143     $   (15)         $    23
International property/casualty ...............      2,095        2,270        (112)             (55)
Global life/health ............................      1,292        1,193        (282)*             13
                                                   -------      -------     -------          -------
                                                   $ 6,095      $ 6,606     $  (409)         $   (19)
                                                   =======      =======     =======          =======

* Includes a pre-tax loss of $275 million related to estimated losses incurred by a Cologne Re U.S. based life insurance subsidiary. Such losses were incurred with respect to U.S. workers' compensation reinsurance written through an underwriting facility in the London market.

         General Re's historical pre-tax net investment income in each of the years ending December 31, 1998 and 1997 totaled approximately $1.3 billion. On an after-tax basis, General Re's historical net investment income was about $975 million in both 1998 and 1997.

         INSURANCE SEGMENTS - INVESTMENT INCOME

         Following is a summary of the insurance segments net investment income for the past three years.

                                                                       (dollars in millions)
                                                                       1998     1997      1996
                                                                       ----     ----      ----
Investment income before taxes...................................      $974     $882      $726
Applicable income taxes..........................................       236      172       128
Applicable minority interest.....................................         7        6         5
                                                                       ----     ----      ----
Investment income after taxes and minority interest..............      $731     $704      $593
                                                                       ====     ====      ====

         Investment income of the insurance businesses in 1998 exceeded amounts earned in 1997 by $92 million (10.4%) and 1997 income earned exceeded 1996 by $156 million (21.5%). Investment income earned in 1998 reflects increased taxable interest income, partially offset by lower tax-exempt interest and dividend income. Dividends earned from the investment in US Airways Group, Inc. ("US Airways") Cumulative Convertible Preferred Stock, including amounts previously in arrears, were $78 million in 1997 and $46 million in 1996. During the first quarter of 1998, Berkshire converted the US Airways preferred shares into common shares of that company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        INSURANCE SEGMENTS - INVESTMENT INCOME (continued)

         Berkshire's insurance businesses continue to generate significant levels of investment income from maintaining large levels of invested assets. The acquisition of General Re at the end of 1998 increased invested assets by about $25 billion. Increases in invested assets in recent years also derive from reinvested earnings and additional capital contributions, as well as increases in the amounts of "float". Reinvested earnings and capital contributions over the three year period ending December 31, 1998 were approximately $6 billion. Float represents the sum of unpaid losses and loss expenses, unearned premiums, and other liabilities to policyholders less the aggregate of premiums and reinsurance balances receivable, deferred policy acquisition costs, deferred charges re reinsurance assumed and related prepaid income taxes. Total float was approximately $22.8 billion at year end 1998 which includes $14.9 billion assumed as a result of the General Re acquisition.

         Income tax expense as a percentage of investment income before taxes was 24.2% in 1998, 19.5% in 1997 and 17.6% in 1996. Investment income in each of these years includes substantial amounts of interest on municipal obligations and dividends from equity investments that are effectively taxed at rates below the full statutory federal rate.

         NON-INSURANCE BUSINESS SEGMENTS

         A summary follows of results to Berkshire from these identified business segments for the past three years.

                                                                -- (dollars in millions) --
                                                        1998                  1997                  1996
                                                 ----------------       ---------------       ---------------
                                                 Amount        %        Amount       %        Amount       %
                                                 ------       ---       ------      ---       ------      ---
Revenues...................................     $ 4,458       100      $ 3,404      100      $ 2,888      100
Cost and expenses..........................       3,823        86        2,892       85        2,528       88
                                                 ------       ---       ------      ---       ------      ---
Operating profit...........................         635        14          512       15          360       12
Income taxes and minority interest.........         246         5          201        6          134        4
                                                -------      ----      -------     ----      -------     ----
Contribution to net earnings...............     $   389         9      $   311        9      $   226        8
                                                =======      ====      =======     ====      =======     ====

         A comparison of revenues and operating profits between 1998, 1997 and 1996 for each of the eight identifiable non-insurance business segments follows.


                                                       -- (dollars in millions) --                           Operating Profit
                                              Revenues                      Operating Profits             as a % of Revenues
Segment                                 1998     1997       1996        1998       1997       1996      1998      1997     1996
-------                                 ----     ----       ----        ----       ----       ----      ----      ----     ----
Buffalo News....................      $  157   $  156     $  154        $ 53       $ 56       $ 50        34        36       32
Flight Services.................         858      411          8         181        140          3        21        34       37
Home Furnishings................         793      667        587          72         57         44         9         9        8
International Dairy Queen.......         420       --         --          58         --         --        14        --       --
Jewelry.........................         440      398        392          39         32         28         9         8        7
Scott Fetzer Companies..........       1,002      961        938         137        119        122        14        12       13
See's Candies...................         288      269        249          62         59         52        22        22       21
Shoe Group......................         500      542        560          33         49         61         7         9       11
                                      ------   ------     ------        ----       ----       ----
                                      $4,458   $3,404     $2,888        $635       $512       $360
                                      ======   ======     ======        ====       ====       ====

         1998 compared to 1997

         Revenues from the eight identifiable non-insurance business segments of $4,458 million in 1998 increased $1,054 million (31.0%) from the prior year. The aggregate operating profits from these business segments of $635 million in 1998 increased $123 million (24.0%). The acquisitions of International Dairy Queen ("Dairy Queen") at the beginning of 1998 and Executive Jet during August, 1998 account for a significant portion of the comparative increases. The following is a discussion of other significant matters impacting comparative results for each of the non- insurance business segments.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

NON-INSURANCE BUSINESS SEGMENTS (continued)

         Buffalo News

         The Buffalo News revenues were relatively unchanged in 1998 as compared to 1997. Operating profits in 1998 of $53 million decreased $3 million (5.4%) from the comparable 1997 amount. Much of the decrease arose as a result of a special non recurring charge related to workers' compensation insurance. Without the charge, operating profits in 1998 would have been comparable to the prior year.

         Flight Services

         This segment includes FlightSafety and Executive Jet. FlightSafety, acquired at the end of 1996, provides high technology training to operators of aircraft and ships. FlightSafety's worldwide clients include corporations, the military and government agencies. On August 7, 1998, Berkshire acquired Executive Jet, the worlds' leading provider of fractional ownership programs for general aviation aircraft. Executive Jet operates the NetJets(R) fractional ownership program in the United States and Europe. Revenues of this segment increased $447 million (108.8%) over comparable prior year amounts. The acquisition of Executive Jet accounts for about 85% of the overall revenue increase. Operating profits of this segment increased $41 million (29.3%) over comparable prior year amounts. The acquisition of Executive Jet accounts for about half of the overall increase. FlightSafety's operating profits increased significantly over 1997 as a result of continued growth in all areas of its training business.

         Home Furnishings

         This segment is comprised of three separately managed but similar retail home furnishing businesses: Nebraska Furniture Mart ("NFM"), based in Omaha, Nebraska; R.C. Willey Home Furnishings ("Willey"), based in Salt Lake City, Utah; and Star Furniture Company ("Star"), based in Houston, Texas. Berkshire acquired NFM in 1983, Willey in 1995 and Star in 1997. Revenues of this segment increased $126 million (18.9%) as compared to the prior year. Over half of this increase resulted from the acquisition of Star in July 1997. Both NFM and Willey also reported strong increases in revenues in 1998 as compared to 1997. Operating profits of $72 million in 1998 increased $15 million (26.3%) over the comparable prior year amount. Star's inclusion in this segment's results, for the full year of 1998 versus only the last half of 1997, accounts for over half of the comparative increase. The remainder of the increase arose primarily from increased sales and improved margins at NFM and Willey.

         International Dairy Queen

         At the beginning of 1998, Berkshire completed the acquisition of Dairy Queen. Dairy Queen develops, licenses and services a system of approximately 5,900 Dairy Queen stores located throughout the United States, Canada and other foreign countries. Dairy Queen stores feature hamburgers, hot dogs, various dairy desserts and beverages. Dairy Queen also develops, licenses and services other stores and shops operating under the names of Orange Julius and Karmelkorn which feature blended fruit drinks, popcorn and other snacks. Dairy Queen's results for 1998 were in line with management's plan and continued positive results are expected from this business.

         Jewelry

         This segment consists of two separately managed retailers of fine jewelry. Borsheim's operates from a single location in Omaha, Nebraska. Helzberg's Diamonds operates a national chain of retail stores located primarily in malls throughout the United States. Revenues of $440 million increased $42 million (10.6%) and operating profits of $39 million increased $7 million (21.9%) over the comparable prior year amounts. While the revenue increase accounted for much of the increase in operating profits, both of these businesses were able to effectively control operating expenses resulting in improved results.

         Scott Fetzer Companies

         The Scott Fetzer companies are a group of about twenty diverse manufacturing and distribution businesses under common management. Principal businesses in this group of companies sell products under the Kirby (home cleaning systems), Campbell Hausfeld (air compressors, paint sprayers and pressure washers) and World Book (encyclopedias and other educational products) names. Revenues of $1,002 million increased $41 million (4.3%) over the comparable prior year amount.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

         NON-INSURANCE BUSINESS SEGMENTS (continued)

         1998 compared to 1997 (continued)

         Scott Fetzer Companies (continued)

The increase in revenues was primarily due to increases at Campbell Hausfeld somewhat offset by lower World Book revenues. Operating profits of $137 million increased $18 million (15.1%) from the prior year. Increased sales at Campbell Hausfeld along with improved results from World Book's international businesses account for a significant portion of the improved results.

         See's Candies

         See's revenues increased $19 million (7.1%) over comparable prior year amounts. Total pounds of candy sold increased about 3.3% with 3% to 4% increases being achieved both in See's quantity order business as well as its retail stores. Operating profits increased $3 million (5.1%) as compared to the prior year.

         Shoes

         This segment includes H. H. Brown Shoe Company, Inc., Lowell Shoe, Inc. and Dexter Shoe Companies. These businesses manufacture and distribute work, dress, casual and athletic footwear. In addition, over 100 retail shoe stores are included in this segment. Revenues for this segment decreased by $42 million (7.7%) in 1998 as compared to 1997. Operating profits of $33 million in 1998 decreased $16 million (32.7%) from the prior year. The unfavorable results represent a continuation of a trend which began three years ago. Manufacturers such as Brown, Lowell and Dexter are facing reduced demand for their products. Additionally, major retailers are offering promotions to generate sales which is resulting in an ongoing margin squeeze. Management of these businesses is working to align production activity to the reduced sales levels.

         1997 compared to 1996

         Revenues from the non-insurance business segments increased $516 million (17.9%) in 1997 as compared to 1996. Operating profits of $512 million during 1997 increased $152 million (42.2%) from the comparable 1996 amount. The most significant factor which gave rise to the increase in both revenues and operating profits was the acquisition of FlightSafety at the end of 1996. With the exception of the shoe group, all other reportable segments reported excellent results in 1997 as compared to 1996.

         REALIZED INVESTMENT GAIN

         Realized investment gain has been a recurring element in Berkshire's net earnings for many years. The amount -- recorded when investments are sold, other-than-temporarily impaired or in certain situations, as required by GAAP, when investments are marked-to-market with the corresponding gain or loss included in earnings -- may fluctuate significantly from period to period, with a meaningful effect upon Berkshire's consolidated net earnings. However, the amount of realized investment gain or loss for any given period has no predictive value, and variations in amount from period to period have no practical analytical value, particularly in view of the net unrealized price appreciation now existing in Berkshire's consolidated investment portfolio.

         The Consolidated Statement of Earnings for 1997 reflects a pre-tax realized investment gain of $1.1 billion ($704 million after-tax). A significant portion ($678 million pre-tax) of this gain resulted from Travelers Group Inc.'s acquisition of Salomon Inc. The Consolidated Statement of Earnings for 1996 reflects a pre-tax realized investment gain of $2.5 billion ($1.6 billion after-tax). Most of this gain resulted from The Walt Disney Company's acquisition of Capital Cities/ABC, Inc. See Note 5 to Consolidated Financial Statements for additional details regarding these transactions.

         While the effects of these transactions are material to the Consolidated Statements of Earnings, the completion of these acquisitions had a minimal impact on Berkshire's shareholders' equity. This is due to the fact that Berkshire's investments in Salomon Inc and Capital Cities had been carried in prior periods' consolidated financial statements at market value with unrealized gains, net of tax, reported as a separate component of shareholders' equity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

MARKET RISK DISCLOSURES

         Berkshire's Consolidated Balance Sheet includes a substantial amount of assets and liabilities whose fair values are subject to market risks. Due to Berkshire's significant level of investments in equity securities, fluctuations in equity prices represent the largest market risk factor affecting Berkshire's consolidated financial position. The following sections address the significant market risks associated with Berkshire's business activities as of year end 1998 and 1997.

         EQUITY PRICE RISK

         Strategically, Berkshire strives to invest in businesses that possess excellent economics, with able and honest management and at sensible prices. Berkshire's management prefers to invest a meaningful amount in each investee. Accordingly, Berkshire's equity investments are concentrated in relatively few investees. At year-end 1998 and 1997, approximately 60% of the total fair value of investments in equity securities was concentrated in three investees.

         Berkshire's primary investment strategy contemplates that most equity investments will be held for very long periods of time. Thus, Berkshire management is not necessarily troubled by short term price volatility with respect to its investments provided that the underlying business, economic and management characteristics of the investees remain favorable. Berkshire maintains above average levels of shareholder capital to provide a margin of safety against short term equity price volatility.

         The carrying values of investments subject to equity price risks are based on quoted market prices or management's estimates of fair value as of the balance sheet dates. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.

         In addition to its equity investments, Berkshire's obligations with respect to the 1% Senior Exchangeable Notes are subject to equity price risks. See Note 9 to the Consolidated Financial Statements for information regarding the Exchange Notes. As of year-end 1998 and 1997, the market price of Citigroup common stock far exceeded the current exchange price of the Exchange Notes. Therefore, the fair values of the Exchange Notes are primarily subject to equity price risk.

         The table below summarizes Berkshire's equity price risks as of December 31, 1998 and 1997 and shows the effects of a hypothetical 30% increase and a 30% decrease in market prices as of those dates. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due both to the nature of equity markets and the aforementioned concentrations existing in Berkshire's investment portfolio.

                                                                    -- (dollars in millions) --
                                                                                Estimated            Hypothetical
                                                                            Fair Value after          Percentage
                                                          Hypothetical        Hypothetical        Increase (Decrease) in
                                          Fair Value      Price Change      Change in Prices     Shareholders' Equity
                                          ----------      ------------      ----------------     --------------------
As of December 31, 1998
Equity securities *....................    $38,476        30% increase           $50,019                 12.8
                                                          30% decrease            26,933                (12.8)
1% Senior Exchangeable Notes...........        489        30% increase               636                  **
                                                          30% decrease               342                  **

As of December 31, 1997
Equity securities *....................    $37,528        30% increase           $48,786                 22.9
                                                          30% decrease            26,270                (22.9)
1% Senior Exchangeable Notes...........        780        30% increase             1,014                  **
                                                          30% decrease               546                  **

* Includes redeemable convertible preferred shares of investees in which the market prices of the common stock of the investees significantly exceeded the related conversion prices.
** Less than 1%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

INTEREST RATE RISK

         This section discusses interest rate risks associated with Berkshire's financial assets and liabilities, other than those of its finance and financial products businesses, which are discussed later. Berkshire's management prefers to invest in equity securities or to acquire entire businesses based upon the principles discussed in the preceding section on equity price risk. When unable to do so, management may alternatively invest in bonds or other interest rate sensitive instruments. Berkshire's strategy is to acquire securities that are attractively priced in relation to the perceived credit risk. Management recognizes and accepts that losses may occur. The Company has historically utilized a modest level of corporate borrowings and debt. Further, Berkshire strives to maintain the highest credit ratings so that the cost of debt is minimized. The Company does not actively utilize stand-alone derivatives to manage interest rate risks.

         The fair values of Berkshire's fixed maturity investments and borrowings under investment agreements and other debt will fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the credit worthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions.

         The table below summarizes the estimated effects of hypothetical increases and decreases in interest rates on assets and liabilities that are subject to interest rate risk. It is assumed that the changes occur immediately and uniformly to each category of instrument containing interest rate risks. The hypothetical changes in market interest rates do not reflect what could be deemed best or worst case scenarios. The hypothetical fair values are based upon the same prepayment assumptions utilized in computing fair values at year-end 1998 and 1997. Significant variations in market interest rates could produce changes in the timing of repayments due to prepayment options available. For these reasons, actual results might differ from those reflected in the table which follows.


                                                                            -- (dollars in millions) --
                                                                             Hypothetical              Estimated
                                                                               Change in           Fair Value after
                                                                             Interest Rate        Hypothetical Change
                                                            Fair Value     (bp=basis points)       in Interest Rate
                                                            ----------     -----------------       ----------------
As of December 31, 1998
Investments in securities with fixed maturities(1).......   $20,891       100 bp decrease                $ 21,774
                                                                          100 bp increase                  19,974
                                                                          200 bp increase                  19,093
                                                                          300 bp increase                  18,130
Borrowings under investment agreements and other
   debt(2)...............................................     1,986       100 bp decrease                   2,095
                                                                          100 bp increase                   1,865
                                                                          200 bp increase                   1,768
                                                                          300 bp increase                   1,681
As of December 31, 1997
Investments in securities with fixed maturities(1).......     9,018       100 bp decrease                  10,283
                                                                          100 bp increase                   7,857
                                                                          200 bp increase                   7,074
                                                                          300 bp increase                   6,416
Borrowings under investment agreements and other
   debt(2)...............................................     1,482       100 bp decrease                   1,535
                                                                          100 bp increase                   1,410
                                                                          200 bp increase                   1,354
                                                                          300 bp increase                   1,303

  (1) Excludes redeemable convertible preferred stocks (See Equity Price Risk)
  (2) Excludes 1% Senior Exchangeable Notes (See Equity Price Risk)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

         FINANCIAL PRODUCTS RISK

         The finance and financial products operations are subject to market risk principally through General Re Financial Products ("GRFP"). GRFP monitors its market risk on a daily basis across all swap and option products by calculating the effect on operating results of potential changes in market variables over a one week period, based on historical market volatility, correlation data and informed judgment. This evaluation is done on an individual trading book basis, against limits set by individual book, to a 95% probability level. GRFP sets market risk limits for each type of risk, and for an aggregate measure of risk, based on a 99% probability that movements in market rates will not affect the results from operations in excess of the risk limit over a one week period. GRFP's weekly aggregate market risk limit is $15 million. Risk is measured primarily by Monte Carlo simulations to obtain the required degree of confidence. In addition to these daily and weekly assessments of risk, GRFP prepares periodic stress tests to assess its exposure to extreme movements in various market risk factors.

         The table below shows the highest, lowest and average value at risk, as calculated using the above methodology, by broad category of market risk to which GRFP is exposed.


                                                                           -- (dollars in millions) --
                                                                                Foreign
                                                         Interest Rate       Exchange Rate       Equity      All Risks
                                                         -------------       -------------       ------      ---------
Highest...............................................        $9                  $7               $8           $13
Lowest................................................         5                   2                2            6
Average...............................................         7                   4                5            9

         GRFP evaluates and records a fair-value adjustment to recognize counterparty credit exposure and future costs associated with administering each contract. The expected credit exposure for each trade is initially established on the trade date and is determined through the use of a proprietary credit exposure model that is based on historical default probabilities, market volatilities and, if applicable, the legal right of setoff. These exposures are continually monitored and adjusted due to changes in the credit quality of the counterparty, changes in interest and currency rates or changes in other factors affecting credit exposure. Since inception, GRFP has not experienced any credit losses.

LIQUIDITY AND CAPITAL RESOURCES

         Berkshire's Consolidated Balance Sheet as of December 31, 1998, reflects continuing capital strength. In the past three years, Berkshire shareholders' equity has increased from approximately $16.7 billion at December 31, 1995, to approximately $57.4 billion at December 31, 1998. In that three-year period, realized and unrealized securities gains increased equity capital by approximately $13.2 billion, and reinvested earnings, other than realized securities gains, were about $3.4 billion.

YEAR 2000 ISSUE

         Many computer systems in use today may be unable to correctly process data or may not operate at all after December 31, 1999 because those systems recognize the year within a date only by the last two digits. Some computer programs may interpret the year "00" as 1900, instead of as 2000, causing errors in calculations or the value "00" may be considered invalid by the computer program, causing the system to fail. Year 2000 issues affect: (1) Information Technology (IT) utilized in the Company's widely diversified business information systems, including mainframe and client server hardware and software applications, (2) non-IT systems utilized by the Company, such as communications, facilities management, and manufacturing and service equipment containing embedded computer chips, and (3) IT and non-IT systems of significant customers, suppliers, business partners and equity investees.

         Berkshire and its subsidiaries could be adversely affected if Year 2000 issues are not resolved by Berkshire or its significant customers, suppliers, business partners or equity investees before the Year 2000. Possible adverse consequences include but are not limited to: (1) the inability to obtain products or services used in business operations, (2) the inability to transact business with key customers, (3) the inability to execute transactions through the financial markets, (4) the inability to manufacture or deliver goods or services sold to customers, (5) the decline in economic value of one or more of Berkshire's significant equity investees and (6) the occurrence of Year 2000 related losses under property and casualty insurance and reinsurance contracts entered into by subsidiaries. Berkshire's management believes that at least some minor disruptions due to Year 2000 issues will occur. On a worst case basis, if Berkshire,

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR 2000 ISSUE (continued)

one or more of its significant business partners, equity investees or key governmental bodies are unable to implement timely and effective solutions to the Year 2000 issues, Berkshire could suffer material adverse effects. The financial impact of such effects cannot currently be estimated.

            Although Berkshire's business operations are diverse, they all rely on computers to conduct daily business activities. Because of the diversity of those operations, Year 2000 issues are independently managed at each of the Company's operating units. Berkshire and its subsidiaries have been working on Year 2000 readiness issues in varying degrees for several years.

         Generally, the stages involved in managing Year 2000 issues include (a) identifying the IT and non-IT systems that are non-compliant, (b) formulating strategies to remedying the problems, (c) making the changes necessary through purchasing compliant systems or fixing existing systems, (d) testing the changes and (e) developing contingency plans. The identification and formulation stages are nearly complete at all significant operating units. Many systems have been purchased, upgraded or corrected to make them Year 2000 compliant. In certain instances the Company has obtained certifications of Year 2000 compliance from the manufacturers of systems used by the Company. Management expects that by the end of 1999, all critical systems that are not currently Year 2000 compliant will be corrected or replaced.

            The Company has begun the testing of several systems that are believed to be Year 2000 compliant. Significant levels of testing will continue throughout 1999. In addition, Berkshire has contacted a large number of its business partners to obtain information regarding their own progress on Year 2000 issues. While all business partners have not fully completed their own Year 2000 projects, Berkshire is currently not aware of any significant business partner whose Year 2000 issues will not be resolved in a timely manner. However, there is no assurance that significant Year 2000 related problems will not ultimately arise with its business partners.

          Berkshire and its subsidiaries expect to ultimately incur about $60 million in identification, remediation and testing of Year 2000 issues. Approximately $40 million of this amount was incurred as of December 31, 1998. Year 2000 related costs are expensed as incurred. The Company does not believe that any significant IT projects have been delayed due to Year 2000 efforts.

         Berkshire and its subsidiaries have begun consideration of contingency plans to deal with certain Year 2000 issues in the event that remediation efforts are unsuccessful. Such plans will be more fully developed in 1999 to address specific areas of need.

FORWARD-LOOKING STATEMENTS

             Investors are cautioned that certain statements contained in this document, including but not limited to those under the caption Year 2000 Issues as well as some statements by the Company in periodic press releases and some oral statements of Company officials during presentations about the Company, are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, which include words such as "expects", "anticipates", "intends", "plans", "believes", "estimates", or similar expressions. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Company actions, which may be provided by management are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about the Company, economic and market factors and the industries in which the Company does business, among other things. These statements are not guaranties of future performance and the Company has no specific intention to update these statements.

           Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause the Company's actual performance and future events and actions to differ materially from such forward-looking statements, include, but are not limited to, changes in market prices of Berkshire's significant equity investees, the ability of the Company and its significant business partners and equity investees to successfully implement timely Year 2000 solutions, the occurrence of one or more catastrophic events, such as an earthquake or hurricane that causes losses insured by Berkshire's insurance subsidiaries, changes in insurance laws or regulations, changes in Federal income tax laws, and changes in general economic and market factors that affect the prices of securities or the industries in which Berkshire and its affiliates do business, especially those affecting the property and casualty insurance industry.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            See "Market Risk Disclosures" contained in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA






                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders
Berkshire Hathaway Inc.

We have audited the accompanying consolidated balance sheets of Berkshire Hathaway Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Berkshire Hathaway Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP
March 8, 1999
Omaha, Nebraska

                             BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (dollars in millions except per share amounts)

                                                                                       DECEMBER 31,
                                                                                    ----------------------
                                                                                     1998           1997
                                                                                     ----           ----

                                          ASSETS
Cash and cash equivalents.....................................................     $  13,582      $  1,002
Investments:
   Securities with fixed maturities...........................................        21,246        10,298
   Equity securities and other investments....................................        39,761        36,248
Receivables...................................................................         7,224         1,711
Inventories...................................................................           767           639
Assets of finance and financial products businesses...........................        16,989         1,249
Property, plant and equipment.................................................         1,491         1,057
Goodwill of acquired businesses...............................................        18,446         3,067
Other assets..................................................................         2,731           840
                                                                                    --------      --------
                                                                                    $122,237      $ 56,111
                                                                                    ========      ========


                           LIABILITIES AND SHAREHOLDERS' EQUITY
Losses and loss adjustment expenses...........................................       $23,012      $  6,850
Unearned premiums.............................................................         3,324         1,274
Accounts payable, accruals and other liabilities..............................         7,182         2,202
Income taxes, principally deferred............................................        11,762        10,539
Borrowings under investment agreements and other debt.........................         2,385         2,267
Liabilities of finance and financial products businesses......................        15,525         1,067
                                                                                    --------      --------
                                                                                      63,190        24,199
                                                                                    --------      --------
Minority shareholders' interests..............................................         1,644           457
                                                                                    --------      --------
Shareholders' equity:
  Common Stock:*
    Class A Common Stock, $5 par value
       and Class B Common Stock, $0.1667 par value............................             8             7
  Capital in excess of par value..............................................        25,121         2,347
  Accumulated other comprehensive income......................................        18,510        18,198
  Retained earnings...........................................................        13,764        10,934
                                                                                    --------      --------
                                                                                      57,403        31,486
Less: Cost of Class A common shares in treasury...............................            --            31
                                                                                    --------      --------
      Total shareholders' equity..............................................        57,403        31,455
                                                                                    --------      --------
                                                                                    $122,237      $ 56,111
                                                                                    ========      ========

    * Class B Common Stock has economic rights equal to one-thirtieth (1/30) of the economic rights of Class A Common Stock. Accordingly, on an equivalent Class A Common Stock basis, there are 1,518,548 shares outstanding at December 31, 1998 versus 1,234,127 outstanding at December 31, 1997.


           See accompanying Notes to Consolidated Financial Statements

                             BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                 (dollars in millions except per share amounts)


                                                                                     YEAR ENDED DECEMBER 31,
                                                                                     -----------------------
                                                                               1998           1997          1996
                                                                               ----           ----          ----
REVENUES:
  Insurance premiums earned............................................        $ 5,481        $ 4,761       $ 4,118
  Sales and service revenues...........................................          4,675          3,615         3,095
  Interest, dividend and other investment income.......................          1,049            916           778
  Income from finance and financial products businesses................            212             32            25
  Realized investment gain.............................................          2,415          1,106         2,484
                                                                                ------         ------        ------
                                                                                13,832         10,430        10,500
                                                                                ------         ------        ------
COST AND EXPENSES:
  Insurance losses and loss adjustment expenses........................          4,040          3,420         3,089
  Insurance underwriting expenses......................................          1,184            880           798
  Cost of products and services sold...................................          3,018          2,187         1,884
  Selling, general and administrative expenses.........................          1,056            921           862
  Goodwill amortization................................................            111             83            61
  Interest expense.....................................................            109            112           100
                                                                               -------        -------       -------
                                                                                 9,518          7,603         6,794
                                                                                ------         ------        ------
EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST.....................          4,314          2,827         3,706
  Income taxes.........................................................          1,457            898         1,197
  Minority interest....................................................             27             28            20
                                                                               -------        -------       -------
NET EARNINGS...........................................................        $ 2,830        $ 1,901       $ 2,489
                                                                               =======        =======       =======
  Average common shares outstanding *..................................      1,251,363      1,233,192     1,205,257
NET EARNINGS PER COMMON SHARE *........................................        $ 2,262        $ 1,542       $ 2,065
                                                                               =======        =======       =======


      * Average shares outstanding include average Class A Common shares and average Class B Common shares determined on an equivalent Class A Common Stock basis. Net earnings per common share shown above represents net earnings per equivalent Class A Common share. Net earnings per Class B Common share is equal to one-thirtieth (1/30) of such amount or $75 per share for 1998, $51 per share for 1997 and $69 per share for 1996.


           See accompanying Notes to Consolidated Financial Statements

                             BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (dollars in millions)

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                         -----------------------
                                                                                     1998          1997          1996
                                                                                     ----          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings.................................................................     $ 2,830       $ 1,901      $ 2,489
  Adjustments to reconcile net earnings to cash flows
  from operating activities:
    Realized investment gain...................................................      (2,415)       (1,106)      (2,484)
    Depreciation and amortization..............................................         265           227          151
    Changes in assets and liabilities before effects from business acquisitions:
      Losses and loss adjustment expenses......................................         347           576          352
      Deferred charges re reinsurance assumed..................................         (80)         (142)          52
      Unearned premiums........................................................         179            90           (9)
      Receivables..............................................................         (56)         (120)        (127)
      Accounts payable, accruals and other liabilities.........................           4           547          558
      Income taxes.............................................................        (329)          383          222
    Other......................................................................         (88)          (21)          56
                                                                                    -------       -------      -------
      Net cash flows from operating activities.................................         657         2,335        1,260
                                                                                    -------       -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities with fixed maturities................................      (2,697)       (6,837)      (2,465)
  Purchases of equity securities and other investments.........................      (1,865)         (714)      (1,423)
  Proceeds from sales of securities with fixed maturities......................       6,339         3,397          277
  Proceeds from redemptions and maturities of securities
    with fixed maturities......................................................       2,132           779          792
  Proceeds from sales of equity securities and other investments...............       4,868         2,016        1,531
  Loans and investments originated in finance businesses.......................      (1,028)         (491)        (577)
  Principal collection on loans and investments
    originated in finance businesses...........................................         295           276          351
  Acquisitions of businesses, net of cash acquired.............................       4,971          (775)      (1,975)
  Other........................................................................        (302)         (182)         (19)
                                                                                    -------       -------      -------
      Net cash flows from investing activities.................................      12,713        (2,531)      (3,508)
                                                                                    -------       -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings of finance businesses...............................         120           157          285
  Proceeds from other borrowings...............................................       1,339         1,074        1,604
  Repayments of borrowings of finance businesses...............................         (83)         (214)        (427)
  Repayments of other borrowings...............................................      (1,318)       (1,112)      (1,170)
  Net proceeds from issuance of Class B Common Stock...........................          --            --          565
  Other........................................................................           3            (1)          (3)
                                                                                    -------       -------      -------
      Net cash flows from financing activities.................................          61           (96)         854
                                                                                    -------       -------      -------
      Increase (decrease) in cash and cash equivalents.........................      13,431          (292)      (1,394)
Cash and cash equivalents at beginning of year.................................       1,058         1,350        2,744
                                                                                    -------       -------      -------
CASH AND CASH EQUIVALENTS AT END OF YEAR *.....................................     $14,489       $ 1,058       $1,350
                                                                                    =======       =======      ======
* Cash and cash equivalents at end of year are comprised of the following:
       Finance and financial products businesses...............................     $   907       $    56      $    10
       Other...................................................................      13,582         1,002        1,340
                                                                                    -------       -------      -------
                                                                                    $14,489       $ 1,058      $ 1,350
                                                                                    =======       =======      =======

           See accompanying Notes to Consolidated Financial Statements

                             BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                              (dollars in millions)

                                                                                                 Accumulated
                                            Class A & B   Capital in     Class A                    Other
                                               Common      Excess of    Treasury    Retained    Comprehensive     Comprehensive
                                               Stock       Par Value      Stock     Earnings       Income            Income
                                            -----------   ----------    --------    --------    -------------     -------------
BALANCE DECEMBER 31, 1995..................      $   7    $ 1,002       $   (35)    $ 6,544        $ 9,221
Common stock issued in connection with
acquisitions of businesses.................         --        707             4          --             --
Issuance of Class B Stock..................         --        565            --          --             --
Net earnings...............................         --         --            --       2,489             --           $ 2,489
                                                                                                                      ------
Other comprehensive income items:
Unrealized appreciation of investments.....         --         --            --          --          7,088             7,088
Reclassification adjustment for
appreciation included in net earnings......         --         --            --          --         (2,484)           (2,484)
Income taxes and minority interests........         --         --            --          --         (1,681)           (1,681)
                                                                                                                      ------
Other comprehensive income.................         --         --            --          --             --             2,923
                                                                                                                      ------
Total comprehensive income.................                                                                           $5,412
                                                 -----    -------       -------     -------        -------            ======

BALANCE DECEMBER 31, 1996..................      $   7    $ 2,274       $   (31)    $ 9,033        $12,144

Common stock issued in connection with
acquisitions of businesses.................         --         73            --          --             --
Net earnings...............................         --         --            --       1,901             --             1,901
                                                                                                                      ------
Other comprehensive income items:
Unrealized appreciation of investments.....         --         --            --          --         10,574            10,574
Reclassification adjustment for
appreciation included in net earnings......         --         --            --          --         (1,106)           (1,106)
Income taxes and minority interests........         --         --            --          --         (3,414)           (3,414)
                                                                                                                      ------
Other comprehensive income.................         --         --            --          --             --             6,054
                                                                                                                      ------
Total comprehensive income.................                                                                           $7,955
                                                 -----    -------       -------     -------        -------            ======


BALANCE DECEMBER 31, 1997..................      $   7   $  2,347       $   (31)    $10,934        $18,198

Common stock issued in connection with
acquisitions of businesses.................          1     22,803             2          --             --
Retirement of treasury stock...............         --        (29)           29          --             --
Net earnings...............................         --         --            --       2,830             --             2,830
                                                                                                                      ------
Other comprehensive income items:
Unrealized appreciation of investments.....         --         --            --          --          3,011             3,011
Reclassification adjustment for
appreciation included in net earnings......         --         --            --          --         (2,415)           (2,415)
Income taxes and minority interests........         --         --            --          --           (284)             (284)
                                                                                                                      ------
Other comprehensive income.................         --         --            --          --             --               312
                                                                                                                      ------
Total comprehensive income.................                                                                           $3,142
                                                 -----    -------       -------     -------        -------            ======

BALANCE DECEMBER 31, 1998..................      $   8    $25,121       $    --     $13,764        $18,510
                                                 =====    =======       =======     =======        =======

           See accompanying Notes to Consolidated Financial Statements

                             BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


(1)        SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

           (a)   Nature of operations and basis of consolidation

                 Berkshire Hathaway Inc. ("Berkshire" or "Company") is a holding company owning subsidiaries engaged in a number of diverse business activities. The most important of these are property and casualty insurance businesses conducted on both a direct and reinsurance basis. Further information regarding these businesses and Berkshire's other reportable business segments is contained in Note 15. The accompanying consolidated financial statements include the accounts of Berkshire consolidated with accounts of all its subsidiaries. Intercompany accounts and transactions have been eliminated. As more fully described in Note 2, on December 21, 1998, Berkshire consummated a merger with General Re Corporation ("General Re"). The balance sheet of General Re is consolidated with the balance sheets of Berkshire and its other subsidiaries as of December 31, 1998. However, General Re's results of operations are only included in the Consolidated Statement of Earnings for the ten day period ended December 31, 1998.

           (b)   Use of estimates in preparation of financial statements

                 The preparation of the consolidated financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Actual results may differ from the estimates and assumptions used in preparing the consolidated financial statements.

           (c)   Cash equivalents

                 Cash equivalents consist of funds invested in money market accounts and in investments with a maturity of three months or less when purchased.

           (d)   Investments

                 Berkshire's management determines the appropriate
                    classifications of investments at the time of acquisition and re-evaluates the classifications at each balance sheet date. Investments may be classified as held for trading, held to maturity, or, when neither of those classifications is appropriate, as available-for-sale. Berkshire's investments in fixed maturity and equity securities are classified as available-for-sale. Available-for-sale securities are stated at fair value with unrealized gains or losses, net of tax, reported as a separate component in shareholders' equity. Realized gains and losses, which arise when available-for-sale investments are sold (as determined on a specific identification basis) or other than temporarily impaired are included in the Consolidated Statements of Earnings.

                 Other investments include investments in limited partnerships and commodities which are carried at fair value in the accompanying balance sheets. Investments in limited partnerships are classified as available-for-sale. The realized and unrealized gains and losses associated with commodities are included in the Consolidated Statements of Earnings as a component of realized investment gain.

           (e)   Goodwill of acquired businesses

                 Goodwill of acquired businesses represents the difference
                    between purchase cost and the fair value of the net assets of acquired businesses and is being amortized on a straight line basis over forty years. The Company periodically reviews the recoverability of the carrying value of goodwill of acquired businesses using the methodology prescribed by SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

                             BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)        SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (Continued)

           (f)   Insurance premiums

                 Insurance premiums for prospective insurance and reinsurance policies are earned in proportion to the level of insurance protection provided. In most cases, premiums are recognized as revenues ratably over their terms with unearned premiums computed on a monthly or daily pro rata basis. Consideration received for retroactive reinsurance policies, including structured settlements, is recognized as premiums earned at the inception of the contracts. Premiums earned are stated net of amounts ceded to reinsurers. Earned premiums ceded were $93 million in 1998, $86 million in 1997 and $79 million in 1996.

           (g)   Insurance premium acquisition costs

                 Certain costs of acquiring insurance premiums are deferred, subject to ultimate recoverability, and charged to income as the premiums are earned. The recoverability of premium acquisition costs of direct insurance businesses is determined without regard to investment income. The recoverability of premium acquisition costs from reinsurance assumed businesses, generally, reflects anticipation of investment income. The unamortized balances of deferred premium acquisition costs are included in other assets and were $666 million and $127 million at December 31, 1998 and 1997, respectively.

           (h)   Losses and loss adjustment expenses

                 Liabilities for unpaid losses and loss adjustment expenses represent estimated claim and claim settlement costs of property/casualty insurance and reinsurance contracts. The liabilities for losses and loss adjustment expenses are recorded at the estimated ultimate payment amounts, except amounts arising from certain reinsurance assumed businesses are discounted. Estimated ultimate payment amounts are based upon (i) individual case estimates, (ii) estimates of incurred-but-not reported losses, based upon past experience and (iii) reports of losses from ceding insurers.

                 The estimated liabilities of certain workers' compensation claims assumed under reinsurance contracts and liabilities assumed under structured settlement reinsurance contracts are carried in the Consolidated Balance Sheets at discounted amounts. Discounted amounts pertaining to reinsurance of certain workers' compensation risks are based upon an annual discount rate of 4.5%. The discounted amounts for structured settlement reinsurance contracts are based upon the prevailing market discount rates when the contracts were written. The periodic accretion of discounts is included in the Consolidated Statements of Earnings as a component of losses and loss adjustment expenses incurred.

           (j)   Deferred charges re reinsurance assumed

                 The excess of estimated liabilities for claims and claim costs payable by the Insurance Group over the consideration received with respect to retroactive property and casualty reinsurance contracts that provide for indemnification of insurance risk is established as a deferred charge at inception of such contracts. The deferred charges are subsequently amortized using the interest method over the expected settlement periods of the claim liabilities. The periodic amortization charges are reflected in the accompanying Consolidated Statements of Earnings as losses and loss adjustment expenses. The unamortized balance of deferred charges is included in other assets and was $560 million at December 31, 1998 and $480 million at December 31, 1997.

           (k)   Reinsurance

                 Provisions for losses and loss adjustment expenses are reported in the accompanying Consolidated Statements of Earnings after deducting amounts recovered and estimates of amounts that will be ultimately recoverable under reinsurance contracts. Reinsurance contracts do not relieve the ceding company of its obligations to indemnify policyholders with respect to the underlying insurance and reinsurance contracts. Estimated losses and loss adjustment expenses recoverable under reinsurance contracts are included in receivables and totaled $2,167 million and $274 million at December 31, 1998 and 1997, respectively.

                             BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) SIGNIFICANT ACCOUNTING POLICES AND PRACTICES (Continued)

           (m) Accounting pronouncements to be adopted subsequent to December 31, 1998

                 During 1998, the Financial Accounting Standards Board ("FASB")
                    and the Accounting Standards Executive Committee ("AcSEC") issued the following new accounting standards that become effective after December 31, 1998:

                    (i) The FASB issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and hedging activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Berkshire expects to adopt SFAS No. 133 as of the beginning of 2000.

                    (ii) AcSEC issued Statement of Position ("SOP") No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP No. 98-1 provides guidance on the recognition and measurement of costs incurred in connection with the acquisition or development of computer software used in the business activities of a company. This SOP is effective for fiscal years beginning after December 15, 1998 and will be adopted by Berkshire as of the beginning of 1999.

                    (iii) AcSEC issued Statement of Position ("SOP") No. 98-7 "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk". SOP No. 98-7 provides guidance on accounting and disclosure for insurance and reinsurance contracts that do not transfer insurance risk. This SOP is effective for fiscal years beginning after June 15, 1999. Berkshire expects to adopt this pronouncement as of the beginning of 2000.

           The Company does not believe that adoption of these new accounting principles will have a material effect on the Company's financial position or the results of operations.

(2)        BUSINESS ACQUISITIONS

           During 1998, Berkshire consummated three business acquisitions -- International Dairy Queen, Inc. ("Dairy Queen"), effective January 7, 1998; Executive Jet, Inc. ("Executive Jet"), effective August 7, 1998; and General Re Corporation ("General Re"), effective December 21, 1998. Additional information regarding these acquisitions is provided below.

           On January 7, 1998, the merger of Dairy Queen with and into a wholly owned subsidiary of Berkshire was completed. Shareholders of Dairy Queen received merger consideration of approximately $590 million, consisting of $265 million in cash and the remainder in Class A and Class B Common Stock.

           Dairy Queen develops, licenses and services a system of approximately 5,900 Dairy Queen stores located throughout the United States, Canada, and other foreign countries, which feature hamburgers, hot dogs, various dairy desserts and beverages. Dairy Queen also develops, licenses and services other stores and shops operating under the names of Orange Julius and Karmelkorn, which feature blended fruit drinks, popcorn and other snacks.

           On July 23, 1998, Berkshire signed a merger agreement with Executive Jet and on August 7, 1998, the merger was consummated. Under the terms of the Executive Jet agreement, shareholders of Executive Jet received total consideration of approximately $700 million, consisting of $350 million in cash and the remainder in Class A and Class B Common Stock.

           Executive Jet is the world's leading provider of fractional ownership programs for general aviation aircraft. Executive Jet currently operates its NetJets(R) fractional ownership programs in the United States and Europe. In addition, Executive Jet is pursuing other international activities. The fractional ownership concept was first introduced in 1986. Since then the NetJets program has grown to include nine aircraft types with plans to introduce several more models in the next two years.

           On June 19, 1998, Berkshire signed a merger agreement with General Re. The merger was approved by Berkshire shareholders on September 16, 1998 and by General Re shareholders on September 18, 1998. During the fourth quarter of 1998, all necessary regulatory approvals and tax rulings were received and on December 21, 1998, the merger was completed.

                             BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)        BUSINESS ACQUISITIONS (Continued)

           Under the terms of the merger agreement, General Re shareholders received at their election either 0.0035 shares of Berkshire Class A Common Stock or 0.105 shares of Berkshire Class B Common Stock for each share of General Re common stock they owned. Berkshire issued approximately 272,200 Class A equivalent shares in exchange for the General Re shares outstanding as of December 21, 1998. The total consideration for the transaction, based upon the closing prices of Berkshire Class A Common Stock for the 10-day period ending June 26, 1998, was approximately $22 billion.

           General Re is a holding company for global reinsurance and related risk management operations. It owns General Reinsurance Corporation and National Reinsurance Corporation, the largest professional property and casualty reinsurance group domiciled in the United States. General Re also owns a controlling interest in Kolnische Ruckversicherungs- Gesellschaft AG (Cologne
Re), a major international reinsurer. Together, General Re and Cologne Re transact reinsurance business as "General & Cologne Re".

           In addition, General Re writes excess and surplus lines insurance through General Star Management Company, provides alternative risk solutions through Genesis Underwriting Management Company, provides reinsurance brokerage services through Herbert Clough, Inc., manages aviation insurance risks through United States Aviation Underwriters, Inc., and acts as a business development consultant and reinsurance intermediary through Ardent Risk Services, Inc. General Re also operates as a dealer in the swap and derivatives market through General Re Financial Products Corporation, and provides specialized investment services to the insurance industry through General Re-New England Asset Management, Inc.

           Each of the business acquisitions described above was accounted for under the purchase method. The excess of the purchase cost of the business over the fair value of net assets acquired was recorded as goodwill of acquired businesses. The aggregate goodwill associated with the three acquisitions discussed above was $15.5 billion, including $14.5 billion associated with the General Re merger.

           The results of operations for each of these entities are included in Berkshire's consolidated results of operations from the dates of each merger. The following table sets forth certain consolidated earnings data for the years ended December 31, 1998 and 1997, as if the Dairy Queen, Executive Jet and General Re acquisitions had been consummated on the same terms at the beginning of 1997. Dollars in millions except per share amounts.


                                                                          1998          1997
                                                                          ----          ----
Insurance premiums earned........................................       $11,395       $11,369
Sales and service revenues.......................................         5,267         4,719
Total revenues...................................................        24,174        19,422
Net earnings.....................................................         4,764         2,438
Earnings per equivalent Class A Common Share.....................         3,137         1,607

           In 1996, Berkshire consummated mergers with GEICO Corporation ("GEICO") and FlightSafety International, Inc. ("FlightSafety"). Additional information concerning each merger is provided below.

           On January 2, 1996, GEICO became a wholly-owned subsidiary of Berkshire. GEICO, through its subsidiaries, is a multiple line property and casualty insurer, the principal business of which is underwriting private passenger automobile insurance. Pursuant to the GEICO merger agreement, each issued and outstanding common share of GEICO, except shares held by Berkshire subsidiaries and GEICO, was converted into the right to receive $70 per share, or an aggregate amount of $2.3 billion. As of the merger date, subsidiaries of Berkshire owned 34,250,000 common shares of GEICO, which were acquired prior to 1981 at an aggregate cost of $45.7 million. Up to the merger date, neither Berkshire nor its subsidiaries had acquired any shares of GEICO common stock since 1980. However, Berkshire's ownership percentage, due to intervening stock repurchases by GEICO, gradually increased from about 33% in 1980 to almost 51% immediately prior to the merger date.

           On December 23, 1996, FlightSafety became a wholly-owned subsidiary of Berkshire. FlightSafety provides high technology training to operators of aircraft and ships throughout the world. Pursuant to the FlightSafety merger agreement aggregate consideration of approximately $1.5 billion was paid to FlightSafety shareholders consisting of $769 million in cash and the remainder in Class A and Class B Common Stock.

                             BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)        INVESTMENTS IN SECURITIES WITH FIXED MATURITIES

           The amortized cost and estimated fair values of investments in securities with fixed maturities as of December 31, 1998 and 1997 are as follows (in millions):


                       December 31, 1998                                            Gross          Gross         Estimated
                                                                  Amortized      Unrealized     Unrealized         Fair
                                                                    Cost            Gains         Losses           Value
                                                                  ---------      ----------     ----------       ---------
Bonds:
  U.S. Treasury securities and obligations of
    U.S. government corporations and agencies.................    $2,518            $ 10             --         $ 2,528
  Obligations of states, municipalities
    and political subdivisions................................     9,574              73             --           9,647
  Obligations of foreign governments..........................     2,864              --             --           2,864
  Corporate bonds.............................................     4,609              --             --           4,609
Redeemable preferred stocks...................................       359               3             (7)            355
Mortgage-backed securities....................................     1,235               8             --           1,243
                                                                 -------            ----          -----         -------
                                                                 $21,159            $ 94          $  (7)        $21,246
                                                                 =======            ====          =====         =======

                       December 31, 1997                                            Gross          Gross         Estimated
                                                                  Amortized      Unrealized     Unrealized         Fair
                                                                    Cost            Gains         Losses           Value
                                                                  ---------      ----------     ----------       ---------
Bonds:
  U.S. Treasury securities and obligations of
    U.S. government corporations and agencies.................    $5,890          $  601        $   (1)          $ 6,490
  Obligations of states, municipalities
    and political subdivisions................................     2,151              58            --             2,209
  Corporate bonds.............................................        35              --            --                35
Redeemable preferred stocks...................................       764             516            --             1,280
Mortgage-backed securities....................................       273              11            --               284
                                                                  ------          ------        ------           -------
                                                                  $9,113          $1,186        $   (1)          $10,298
                                                                  ======          ======        ======           =======

           Amounts above exclude securities with fixed maturities held by finance businesses. See Note 6.

           Shown below are the amortized cost and estimated fair values of securities with fixed maturities at December 31, 1998, by contractual maturity dates. Actual maturities will differ from contractual maturities because issuers of certain of the securities retain early call or prepayment rights. Amounts are in millions.

                                                                                                      Estimated
                                                                                        Amortized       Fair
                                                                                          Cost          Value
                                                                                        ---------     ---------
Due in one year or less.............................................................     $  2,190      $  2,188
Due after one year through five years...............................................        5,194         5,232
Due after five years through ten years..............................................        6,295         6,335
Due after ten years.................................................................        6,245         6,248
                                                                                         --------      --------
                                                                                           19,924        20,003
Mortgage-backed securities..........................................................        1,235         1,243
                                                                                         --------      --------
                                                                                         $ 21,159      $ 21,246
                                                                                         ========      ========

                             BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)        INVESTMENTS IN EQUITY SECURITIES AND OTHER INVESTMENTS

           Data with respect to the consolidated investment in equity securities and other investments are shown below. Amounts are in millions.

           December 31, 1998                                                                Unrealized         Fair
                                                                                   Cost    Gains(Losses)       Value
                                                                                   ----    -------------       -----
Common stock of:
  American Express Company *....................................................  $  1,470       $  3,710     $  5,180
  The Coca-Cola Company.........................................................     1,299         12,101       13,400
  The Gillette Company..........................................................       600          3,990        4,590
Other equity securities.........................................................     5,889          9,062       14,951
Other investments...............................................................     1,736           (96)        1,640
                                                                                   -------        ------       -------
                                                                                   $10,994        $28,767      $39,761
                                                                                   =======        =======      =======

           December 31, 1997                                                                Unrealized         Fair
                                                                                   Cost        Gains           Value
                                                                                   ----     ----------         -----
Common stock of:
  American Express Company *..................................................    $1,393      $ 3,021        $ 4,414
  The Coca-Cola Company.......................................................     1,299       12,039         13,338
  The Gillette Company........................................................       600        4,221          4,821
Other equity securities.......................................................     5,725        7,950         13,675
                                                                                  ------      -------        -------
                                                                                  $9,017      $27,231        $36,248
                                                                                  ======      =======        =======

           * Common shares of American Express Company ("AXP") owned by Berkshire and its subsidiaries possessed approximately 11% of the voting rights of all AXP shares outstanding at December 31, 1998. The shares are held subject to various agreements with certain insurance and banking regulators which, among other things, prohibit Berkshire from (i) seeking representation on the Board of Directors of AXP (Berkshire may agree, if it so desires, at the request of management or the Board of Directors of AXP to have no more than one representative stand for election to the Board of Directors of AXP) and (ii) acquiring or retaining shares that would cause its ownership of AXP voting securities to equal or exceed 17% of the amount outstanding (should Berkshire have a representative on the Board of Directors, such amount is limited to 15%). In connection therewith, Berkshire has entered into an agreement with AXP which became effective when Berkshire's ownership interest in AXP voting securities reached 10% and will remain effective so long as Berkshire owns 5% or more of AXP's voting securities. The agreement obligates Berkshire, so long as Harvey Golub is chief executive officer of AXP, to vote its shares in accordance with the recommendations of AXP's Board of Directors. Additionally, subject to certain exceptions, Berkshire has agreed not to sell AXP common shares to any person who owns 5% or more of AXP voting securities or seeks to control AXP, without the consent of AXP.

(5) REALIZED INVESTMENT GAINS (LOSSES)

           Realized gains (losses) from sales and redemptions of investments are summarized below (in millions):

                                                                                 1998       1997           1996
                                                                                 ----       ----           ----
Equity securities and other investments --
        Gross realized gains................................................    $2,087     $  739*        $2,379**
        Gross realized losses...............................................      (272)       (23)           (36)
Securities with fixed maturities --
        Gross realized gains................................................       602        396            144
        Gross realized losses...............................................        (2)        (6)            (3)
                                                                                ------     ------         ------
                                                                                $2,415     $1,106         $2,484
                                                                                ======     ======         ======

           * In November 1997, the merger of Salomon Inc ("Salomon") with and into a subsidiary of Travelers Group Inc. ("Travelers") was completed. Berkshire subsidiaries received common and preferred stock of Travelers in exchange for common and preferred shares of Salomon then owned. The value of the Travelers shares received was approximately $1.8 billion. Realized investment gains for 1997 include $678 million with respect to the transaction. The gain is net of a charge of $298 million for the contingent value associated with Berkshire's Exchange Notes. See Note 9 for additional information regarding the Exchange Notes.

           ** In March 1996, The Walt Disney Company ("Disney") completed its acquisition of Capital Cities/ABC, Inc. ("Capital Cities"). Subsidiaries of Berkshire received aggregate consideration of $2.5 billion, which included cash of $1.2 billion and common shares of Disney with a value of $1.3 billion. Gross realized gains from sales of equity securities include a gain of $2.2 billion relating to Disney's acquisition of Capital Cities.

                             BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)     FINANCE AND FINANCIAL PRODUCTS BUSINESSES

           Assets and liabilities of Berkshire's finance and financial products businesses are summarized below (in millions). Amounts as of December 31, 1998 include the financial products business of General Re, which merged with Berkshire on December 21, 1998. See Note 2.


                                                                                                 1998         1997
                                                                                                 ----         ----
ASSETS
Cash and cash equivalents................................................................      $   907       $   56
Investment in securities with fixed maturities:
        Held to maturity, at cost (fair value $1,366 in 1998; $1,082 in 1997)............        1,227          971
        Trading, at fair value (cost $5,279).............................................        5,219           --
        Available for sale, at fair value (cost $745)....................................          743           --
Trading account assets...................................................................        6,234           --
Securities purchased under agreements to resell..........................................        1,083           --
Other....................................................................................        1,576          222
                                                                                               -------       ------
                                                                                               $16,989       $1,249
                                                                                               =======       ======

LIABILITIES
Annuity reserves and policyholder liabilities............................................      $   816       $  697
Securities sold under agreements to repurchase...........................................        4,065           --
Securities sold but not yet purchased....................................................        1,181           --
Trading account liabilities..............................................................        5,834           --
Notes payable and other borrowings*......................................................        1,503          326
Other....................................................................................        2,126           44
                                                                                               -------       ------
                                                                                               $15,525       $1,067
                                                                                               =======       ======

* Payments of principal amounts of notes payable and other borrowings during the next five years are as follows (in millions):


       1999      2000     2001      2002     2003
       ----      ----     ----      ----     ----
       $341       $2      $112      $268     $466

           Berkshire's finance and financial products businesses consist primarily of the financial products businesses of General Re, the finance business of Scott Fetzer Financial Group and a life insurance subsidiary in the business of selling annuities. General Re's financial products businesses consist of General Re Financial Products ("GRFP") group and a collection of other businesses that provide investment, insurance, reinsurance and real estate management and brokerage services. Significant accounting policies and disclosures for these businesses are as follows:

           Investment securities (principally fixed maturity and equity investments) that are acquired for purposes of selling them in the near term are classified as trading securities. Such assets are carried at fair value. Realized and unrealized gains and losses from trading activities are included in income from finance and financial products businesses. Trading account assets and liabilities are marked-to-market on a daily basis and represent the estimated fair values of derivatives in net gain positions (assets) and in net loss positions (liabilities). The net gains and losses reflect reductions permitted under master netting agreements with counterparties.

           Securities purchased under agreements to resell (assets) and securities sold under agreements to repurchase (liabilities) are accounted for as collateralized investments and borrowings and are recorded at the contractual resale or repurchase amounts plus accrued interest. Other investment securities owned and liabilities associated with investment securities sold but not yet purchased are carried at fair value.

           GRFP is engaged as a dealer in various types of derivative instruments, including interest rate, currency and equity swaps and options, as well as structured finance products. These instruments are carried at their current estimates of fair value, which is a function of underlying interest rates, currency rates, security values, volatilities and the creditworthiness of counterparties. Future changes in these factors or a combination thereof may affect the fair value of these instruments with any resulting adjustment to be included currently in the Statement of Earnings.

                             BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)     FINANCE AND FINANCIAL PRODUCTS BUSINESSES (Continued)

           Interest rate, currency and equity swaps are agreements between two parties to exchange, at particular intervals, payment streams calculated on a specified notional amount. Interest rate, currency and equity options grant the purchaser the right, but not the obligation, to either purchase from or sell to the writer a specified financial instrument under agreed terms. Interest rate caps and floors require the writer to pay the purchaser at specified future dates the amount, if any, by which the option's underlying market interest rate exceeds the fixed cap or falls below the fixed floor, applied to a notional amount.

           Futures contracts are commitments to either purchase or sell a financial instrument at a future date for a specified price and are generally settled in cash. Forward-rate agreements are financial instruments that settle in cash at a specified future date based on the differential between agreed interest rates applied to a notional amount. Foreign exchange contracts generally involve the exchange of two currencies at agreed rates on a specified date; spot contracts usually require the exchange to occur within two business days of the contract date.

           A summary of notional amounts of derivative contracts at December 31, 1998 is included in the table below. For these transactions, the notional amount represents the principal volume, which is referenced by the counterparties in computing payments to be exchanged, and are not indicative of the Company's exposure to market or credit risk, future cash requirements or receipts from such transactions.


                                                                                                 December 31, 1998
                                                                                                   (in millions)
                                                                                                   -------------
Interest rate and currency swap agreements..................................................          $514,935
Options written.............................................................................            88,245
Options purchased...........................................................................            90,826
Financial futures contracts:
        Commitments to purchase.............................................................            26,041
        Commitments to sell.................................................................             6,872
Forward - rate agreements...................................................................            24,579
Foreign exchange spot and forward contracts.................................................            14,794

           The table below discloses the net fair value or carrying amount at the reporting date for each class of derivative financial contract held or issued by GRFP.


                                                                                              December 31, 1998
                                                                                              -----------------
                                                                                             Asset        Liability
                                                                                             -----        ---------
                                                                                                (in millions)
Interest rate and foreign currency swaps...............................................       $ 25,963       $ 25,445
Interest rate and foreign currency options.............................................          4,338          4,439
                                                                                              --------       --------
Gross fair value.......................................................................         30,301         29,884
Adjustment for counterparty netting....................................................        (24,067)       (24,067)
                                                                                              -------        -------
Net fair value.........................................................................          6,234          5,817
Security receivables/payables..........................................................             --             17
                                                                                              --------       --------
Trading account assets/liabilities.....................................................       $  6,234       $  5,834
                                                                                              ========       ========

           These derivative financial instruments involve, to varying degrees, elements of market, credit, and legal risks. Market risk is the possibility that future changes in market conditions may make the derivative financial instrument less valuable. Credit risk is defined as the possibility that a loss may occur from the failure of another party to perform in accordance with the terms of the contract which exceeds the value of existing collateral, if any. The derivative's risk of credit loss is generally a small fraction of notional value of the instrument and is represented by the fair value of the derivative financial instrument. Legal risk arises from the uncertainty of the enforceability of the obligations of another party, including contractual provisions intended to reduce credit exposure by providing for the offsetting or netting of mutual obligations.

                             BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)     FINANCE AND FINANCIAL PRODUCTS BUSINESSES (Continued)

           With respect to Berkshire's life insurance business, annuity reserves and policyholder liabilities are carried at the present value of the actuarially determined ultimate payment amounts discounted at market interest rates existing at the inception of the contracts. Periodic accretions of the discounted liabilities are charged against income from finance and financial products businesses.

           Investments in securities with fixed maturities held by Berkshire's life insurance business are classified as held-to- maturity. Investments classified as held-to-maturity are carried at amortized cost reflecting the company's ability and intent to hold such investments to maturity. Such items consist predominantly of mortgage loans and collateralized mortgage obligations.

(7) UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

           Supplemental data with respect to unpaid losses and loss adjustment expenses of property/casualty insurance subsidiaries (in millions) is as follows:

                                                                                        1998      1997      1996
                                                                                        ----      ----      ----
        Unpaid losses and loss adjustment expenses:
          Balance at beginning of year............................................    $ 6,850     $6,274    $5,924
          Less ceded liabilities and deferred charges.............................        754        586       645
                                                                                      -------     ------    ------
          Net balance.............................................................      6,096      5,688     5,279
                                                                                      -------     ------    ------
        Incurred losses recorded:
          Current accident year...................................................      4,235      3,551     3,179
          All prior accident years................................................      (195)      (131)      (90)
                                                                                      -------     ------    ------
          Total incurred losses...................................................      4,040      3,420     3,089
                                                                                      -------     ------    ------
        Payments with respect to:
          Current accident year...................................................      1,919      1,602     1,485
          All prior accident years................................................      1,834      1,410     1,195
                                                                                      -------     ------    ------
          Total payments..........................................................      3,753      3,012     2,680
                                                                                      -------     ------    ------
        Unpaid losses and loss adjustment expenses:
          Net balance at end of year..............................................      6,383      6,096     5,688
          Ceded liabilities and deferred charges..................................      2,727        754       586
          Net liabilities assumed in connection with General Re Merger............     13,902         --        --
                                                                                      -------     ------    ------
        Balance at end of year....................................................    $23,012     $6,850    $6,274
                                                                                      =======     ======    ======

           Incurred losses "all prior accident years" reflects the amount of estimation error charged or credited to earnings in each year with respect to the liabilities established as of the beginning of that year. This amount includes amortization of deferred charges re reinsurance and accretion of discounted liabilities. See Note 1 for additional information regarding these items. Additional information regarding incurred losses will be revealed over time and the estimates will be revised resulting in gains or losses in the periods made.

           The balances of unpaid losses and loss adjustment expenses are based upon estimates of the ultimate claim costs associated with claim occurrences as of the balance sheet dates. Considerable judgement is required to evaluate claims and establish estimated claim liabilities, particularly with respect to certain lines of business, such as reinsurance assumed, or certain types of claims, such as environmental or latent injury liabilities.

           The Company continuously evaluates its liabilities and related reinsurance recoverable for environmental and latent injury claims and claim expenses, which arise from exposures in the U.S., as well as internationally. Environmental and latent injury exposures do not lend themselves to traditional methods of loss development determination and therefore

                             BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7)     UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES (Continued)

reserves estimates related to these exposures may be considerably less reliable than for other lines of business (e.g., automobile). The effect of joint and several liability claims severity and a provision for inflation have been included in the loss development estimate. The Company has also established a liability for litigation costs associated with coverage disputes arising out of direct insurance policies.

           The gross liabilities for environmental and latent injury claims and claim expenses and the related reinsurance recoverable were $2,329 million and $416 million, respectively, at December 31, 1998. The liabilities recorded for environmental and latent injury claims and claim expenses are management's best estimate of future ultimate claim and claim expense payments and recoveries and are expected to develop over the next several decades.

           Berkshire monitors evolving case law and its effect on environmental and latent injury claims. Changing government regulations, newly identified toxins, newly reported claims, new theories of liability, new contract interpretations and other factors could result in significant amounts of adverse development of the balance sheet liabilities. Such development could be material to Berkshire's results of operations. It is not possible to estimate reliably the amount of additional net loss, or the range of net loss, that is reasonably possible.

(8) INCOME TAXES

           The liability for income taxes as reflected in the accompanying Consolidated Balance Sheets is as follows (in millions):


                                                                       Dec. 31,     Dec. 31,
                                                                         1998         1997
                                                                        -------      -------
Payable currently.................................................      $ 1,006      $   139
Deferred..........................................................       10,756       10,400
                                                                        -------      -------
                                                                        $11,762      $10,539
                                                                        =======      =======

                 The Consolidated Statements of Earnings reflect charges for income taxes as shown below (in millions):


                                                                     1998        1997       1996
                                                                    ------       ----      ------
Federal.......................................................      $1,421       $865      $1,170
State.........................................................          31         32          26
Foreign.......................................................           5          1           1
                                                                    ------       ----      ------
                                                                    $1,457       $898      $1,197
                                                                    ======       ====      ======
Current.......................................................      $1,643       $692      $  819
Deferred......................................................        (186)       206         378
                                                                    ------       ----      ------
                                                                    $1,457       $898      $1,197
                                                                    ======       ====      ======

           The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997, are shown below (in millions):

                                                                           1998        1997
                                                                          -------     -------
Deferred tax liabilities:
  Relating to unrealized appreciation of investments................      $10,149     $ 9,940
  Other.............................................................        1,615       1,168
                                                                          -------     -------
                                                                           11,764      11,108
Deferred tax assets.................................................       (1,008)       (708)
                                                                          -------     -------
Net deferred tax liability..........................................      $10,756     $10,400
                                                                          =======     =======

                             BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)        INCOME TAXES (Continued)

           Charges for income taxes are reconciled to hypothetical amounts computed at the federal statutory rate in the table shown below (in millions):


                                                                                       1998        1997        1996
                                                                                       ----        ----        ----
Earnings before income taxes....................................................      $4,314      $2,827      $3,706
                                                                                      ======      ======      ======
Hypothetical amounts applicable to above
   computed at the federal statutory rate.......................................      $1,510     $   989      $1,297
Decreases, resulting from:
   Tax-exempt interest income...................................................        (30)        (36)        (42)
   Dividends received deduction.................................................        (78)       (104)        (90)
Goodwill amortization...........................................................          39          29          22
State income taxes, less federal income tax benefit.............................          20          21          17
Other differences, net..........................................................         (4)         (1)         (7)
                                                                                      ------       -----      ------
Total income taxes..............................................................      $1,457       $ 898      $1,197
                                                                                      ======       =====      ======

(9)     BORROWINGS UNDER INVESTMENT AGREEMENTS AND OTHER DEBT

           Liabilities reflected for this balance sheet caption are as follows (in millions):

                                                                                                  Dec. 31,     Dec. 31,
                                                                                                    1998         1997
                                                                                                   ------       ------
Borrowings under investment agreements.......................................................      $  724       $  816
1% Senior Exchangeable Notes Due 2001 ("Exchange Notes").....................................         469          806
Other debt...................................................................................       1,192          645
                                                                                                   ------       ------
                                                                                                   $2,385       $2,267
                                                                                                   ======       ======

           Under certain terms and conditions, each $1,000 principal amount Exchange Note then outstanding is exchangeable at the option of the holder into
29.92 shares of Citigroup common stock. Beginning on December 2, 1999, under certain conditions, the Exchange Notes are exchangeable into 29.92 shares of Citigroup common stock at the option of the Company. Upon such exchange, Berkshire may elect to redeem the Exchange Notes for the equivalent cash value of the underlying Citigroup common stock. In all other circumstances, Berkshire will pay the principal amount at maturity. The Exchange Notes are carried at accreted value plus an additional amount (the "contingent value") representing the excess of the value of the underlying Citigroup common stock over the accreted value of the Notes. The contingent value component of the aggregate carrying value of the Exchange Notes was $ 171 million at December 31, 1998 and $343 million at year end 1997. During 1998, approximately $185 million par amount of Exchange Notes were converted by holders into Citigroup common shares.

           Borrowings under investment agreements are made pursuant to contracts calling for interest payable, normally semiannually, at fixed rates ranging from 3% to 9% per annum. No materially restrictive covenants are included in any of the various debt agreements. Payments of principal amounts expected during the next five years are as follows (in millions):


  1999      2000     2001      2002   2003
  ----      ----     ----      ----   ----
  $297      $30      $505      $49      $93

(10)    DIVIDEND RESTRICTIONS - INSURANCE SUBSIDIARIES

           Payments of dividends by Insurance Group members are restricted by insurance statutes and regulations. Without prior regulatory approval in 1999, Berkshire can receive up to approximately $4 billion as dividends from insurance subsidiaries.

           Combined shareholders' equity of U.S. based insurance subsidiaries determined pursuant to statutory accounting rules (Statutory Surplus as Regards Policyholders) was approximately $45 billion at December 31, 1998. This amount differs from the corresponding amount determined on the basis of GAAP. The major differences between statutory basis accounting and GAAP are that deferred income tax assets and liabilities, deferred charges re reinsurance assumed, and unrealized gains and losses on investments in securities with fixed maturities are recognized under GAAP but not for statutory reporting purposes. In addition, the GAAP amount includes goodwill of acquired businesses.

                             BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11)    COMMON STOCK

           Changes in issued and outstanding common stock of the Company during the three years ended December 31, 1998, are shown in the table below.

                                                                                                          Class B Common
                                                                                                          --------------
                                                                Class A Common, $5 Par Value            $0.1667 Par Value
                                                                ----------------------------            (55,000,000 shares
                                                               (1,650,000 shares authorized*)              authorized*)
                                                           Shares        Treasury         Shares         Shares Issued and
                                                           Issued         Shares        Outstanding         Outstanding
                                                           ------         ------        -----------         -----------
Balance December 31, 1995...........................     1,381,308        187,796        1,193,512                   --
Issuance of Class B common stock....................            --             --               --              517,500
Common stock issued in connection
   with acquisition of business.....................            --        (17,728)          17,728              112,655
Conversions of Class A common stock
   to Class B common stock..........................        (5,120)            --           (5,120)             153,600
                                                         ---------       --------        ---------            ---------
Balance December 31, 1996...........................     1,376,188        170,068        1,206,120              783,755
Common stock issued in connection
   with acquisition of business.....................            --         (1,866)           1,866                  165
Conversions of Class A common stock
   to Class B common stock and other................       (10,098)            --          (10,098)             303,236
                                                         ---------       --------        ---------            ---------
Balance December 31, 1997...........................     1,366,090        168,202        1,197,888            1,087,156
Common stock issued in connection
   with acquisitions of businesses..................       168,670         (9,709)         178,379            3,174,677
Conversions of Class A common stock
   to Class B common stock and other................       (26,732)            --          (26,732)             808,546
Retirement of treasury shares.......................      (158,493)      (158,493)              --                   --
                                                         ---------       --------        ---------            ---------

Balance December 31, 1998...........................     1,349,535             --        1,349,535            5,070,379
                                                         =========       ========        =========            =========

* Prior to the General Re merger the number of authorized Class A and Class B Common Shares was 1,500,000 and 50,000,000 respectively.

           On May 6, 1996, Berkshire shareholders approved a recapitalization plan which created a new class of common stock, designated as Class B Common Stock. In connection therewith, Berkshire's then existing common stock was redesignated as Class A Common Stock. Each share of Class A Common Stock is convertible, at the option of the holder, into thirty shares of Class B Common Stock. Class B Common Stock is not convertible into Class A Common Stock. Each share of Class B Common Stock possesses voting rights equivalent to one-two-hundredth (1/200) of the voting rights of a share of Class A Common Stock. Class A and Class B common shares vote together as a single class.

           In connection with the General Re merger, all Class A and Class B Common Stock of the Company outstanding immediately prior to the effective date of the merger were canceled and replaced with new Class A and Class B common shares and all Class A treasury shares were canceled and retired. See Note 2 for information regarding the General Re merger.

(12) FAIR VALUES OF FINANCIAL INSTRUMENTS

           SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires certain fair value disclosures. Fair value disclosures are required for most investment securities as well as other contractual assets and liabilities. Certain financial instruments, including insurance contracts, are excluded from SFAS 107 disclosure requirements due to perceived difficulties in measuring fair value. Accordingly, an estimation of fair value was not made with respect to unpaid losses and loss adjustment expenses.

           In determining fair value, the Company used quoted market prices when available. For instruments where quoted market prices were not available, the Company used independent pricing services or appraisals by the Company's management. Those services and appraisals reflected the estimated present values utilizing current risk adjusted market rates of similar instruments.

                             BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12)    FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

           Considerable judgement is necessarily required in interpreting market data used to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

           The carrying values of cash and cash equivalents, receivables and accounts payable, accruals and other liabilities are deemed to be reasonable estimates of their fair values. The estimated fair values of the Company's other financial instruments as of December 31, 1998 and 1997, are as follows (in millions):


                                                                              Carrying Value           Estimated Fair Value
                                                                              --------------           --------------------
                                                                              1998         1997          1998         1997
                                                                              ----         ----          ----         ----
Investments in securities with fixed
   maturities...........................................................     $21,246      $10,298       $21,246      $10,298
Investments in equity securities and other investments..................      39,761       36,248        39,761       36,248
Assets of finance and financial products businesses.....................      16,989        1,249        17,129        1,367
Borrowings under investment agreements and
   other debt...........................................................       2,385        2,267         2,475        2,262
Liabilities of finance and financial products businesses................      15,525        1,067        15,698        1,149

(13)    QUARTERLY DATA

           A summary of revenues and earnings by quarter for each of the last two years is presented in the following table. This information is unaudited. Dollars are in millions, except per share amounts.


                                                                            1st         2nd         3rd         4th
           1998                                                           Quarter     Quarter     Quarter     Quarter
                                                                          -------     -------     -------     -------
Revenues..............................................................    $3,325      $3,936      $2,909      $3,662
                                                                          ------      ------      ------      ------
Earnings:
   Excluding realized investment gain.................................   $   252     $   312     $   264     $   449
   Realized investment gain *.........................................       470         864         101         118
                                                                        --------    --------    --------    --------
   Net earnings.......................................................   $   722      $1,176     $   365     $   567
                                                                         =======      ======     =======     =======
Earnings per equivalent Class A common share:
   Excluding realized investment gain.................................   $   203     $   251     $   212     $   352
   Realized investment gain *.........................................       379         696          81          92
                                                                        --------    --------   ---------   ---------
   Net earnings.......................................................   $   582     $   947     $   293     $   444
                                                                         =======     =======     =======     =======


                                                                            1st         2nd         3rd         4th
           1997                                                           Quarter     Quarter     Quarter     Quarter
                                                                          -------     -------     -------     -------
Revenues..............................................................    $2,075      $2,338      $2,373      $3,644
                                                                          ------      ------      ------      ------
Earnings:
   Excluding realized investment gain.................................    $  263      $  255        $248        $432
   Realized investment gain *.........................................        21          23         119         540
                                                                          ------      ------      ------      ------
   Net earnings.......................................................    $  284      $  278      $  367      $  972
                                                                          ======      ======      ======      ======
Earnings per equivalent Class A common share:
   Excluding realized investment gain *...............................    $  214      $  207      $  201      $  350
   Realized investment gain...........................................        17          19          96         438
                                                                          ------      ------      ------      ------
   Net earnings.......................................................    $  231      $  226      $  297      $  788
                                                                          ======      ======      ======      ======

* The amount of realized gain for any given period has no predictive value and variations in amount from period to period have no practical analytical value particulary in view of the unrealized appreciation now existing in Berkshire's consolidated investment portfolio.

                             BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14)    SUPPLEMENTAL CASH FLOW INFORMATION

           A summary of supplemental cash flow information is presented in the following table (in millions):

                                                                                             1998       1997       1996
                                                                                             ----       ----       ----
Cash paid during the year for:
           Income taxes.................................................................   $ 1,703     $  498     $  965
           Interest.....................................................................       132        123        129
Non-cash investing and financing activities:
           Liabilities assumed in connection with acquisitions of businesses............    36,064         25      4,172
           Common shares issued in connection with acquisitions of businesses...........    22,795         73        710
           Fair value of investments acquired as part of exchanges and conversions......        --      1,837      1,618
           Contingent value of Exchange Notes recognized in earnings....................        54        298         --
           Value of equity securities used to redeem Exchange Notes.....................       344         --         --

(15)    BUSINESS SEGMENT DATA

           Berkshire adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" as of December 31, 1998. SFAS No. 131 requires certain disclosures about operating segments in a manner that is consistent with how management evaluates the performance of the segment. Information related to Berkshire's reportable operating segments is shown below. Prior years' presentations are restated to conform to current year presentations.

           Berkshire identified the following eleven business segments for purposes of 1998 reporting pursuant to SFAS No. 131.

Business Identity                                     Business Activity
-----------------                                     -----------------
GEICO Corporation                                     Underwriting private passenger automobile insurance
                                                      mainly by direct response methods

Berkshire Hathaway Reinsurance Group                  Underwriting excess-of-loss and quota-share reinsurance
                                                      for property and casualty insurers and reinsurers

Berkshire Hathaway Direct Insurance Group             Underwriting multiple lines of property and casualty
                                                      insurance policies for primarily commercial accounts

Buffalo News                                          Publication of a daily and Sunday newspaper in Western
                                                      New York

FlightSafety and Executive Jet ("Flight Services")    Training to operators of aircraft and ships and providing
                                                      fractional ownership programs for general aviation aircraft

Nebraska Furniture Mart, R.C. Willey Home             Retail sales of home furnishings, appliances and electronics
Furnishings and Star Furniture Company
("Home Furnishings")

International Dairy Queen                             Licensing and servicing a system of approximately 5,900
                                                      Dairy Queen stores

Helzberg's Diamond Shops and Borsheim's               Retailing of fine jewelry
("Jewelry")

Scott Fetzer Companies                                Diversified manufacturing and distribution of various
                                                      consumer and commercial products with principal brand
                                                      names including Kirby and Campbell Hausfeld

See's Candies                                         Manufacture and distribution of boxed chocolates and other confectionery products

H.H. Brown Shoe Company, Lowell Shoe, Inc.            Manufacture and distribution of footwear
and Dexter Shoe Company ("Shoe Group")

           The segments identified above do not include the reinsurance business of General Re Corporation, which was acquired by Berkshire on December 21, 1998. Beginning in 1999, General Re's reinsurance business will be included as a reportable segment. For further information regarding the acquisition, see Note 2.

                             BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) BUSINESS SEGMENT DATA (Continued)

           A disaggregation of Berkshire's consolidated data for each of the three most recent years is presented in the tables which follow on this and the following page. Amounts are in millions.

                                                                                               REVENUES
                                                                                    1998         1997         1996
                                                                                    ----         ----         ----
OPERATING SEGMENTS:
GEICO Corporation *...........................................................    $ 4,033      $ 3,482       $ 3,092
Berkshire Hathaway Reinsurance Group *.........................................       939          967           758
Berkshire Hathaway Direct Insurance Group *....................................       328          312           268
Buffalo News...................................................................       157          156           154
Flight services................................................................       858          411             8
Home furnishings...............................................................       793          667           587
International Dairy Queen......................................................       420           --            --
Jewelry........................................................................       440          398           392
Scott Fetzer Companies.........................................................     1,002          961           938
See's Candies..................................................................       288          269           249
Shoe group.....................................................................       500          542           560
                                                                                  -------      -------       -------
                                                                                    9,758        8,165         7,006


Reconciliation of segment amounts to consolidated amount:
        Other sales and service revenues.......................................       398          211           205
        Interest, dividend and other investment income.........................     1,055          925           794
        Income from finance and financial products businesses..................       212           32            25
        Realized investment gain...............................................     2,502        1,112         2,485
        Purchase-accounting-adjustments........................................       (93)         (15)          (15)
                                                                                  -------      -------       -------
                                                                                  $13,832      $10,430       $10,500
                                                                                  =======      =======       =======

* Represents insurance premiums earned

                                                                                     OPERATING PROFIT BEFORE TAXES
                                                                                    1998         1997         1996
                                                                                    ----         ----         ----
OPERATING SEGMENTS
GEICO Corporation *............................................................    $  269       $  281        $  171
Berkshire Hathaway Reinsurance Group *.........................................       (21)         128            (8)
Berkshire Hathaway Direct Insurance Group *....................................        17           52            59
Buffalo News...................................................................        53           56            50
Flight services................................................................       181          140             3
Home furnishings...............................................................        72           57            44
International Dairy Queen......................................................        58           --            --
Jewelry........................................................................        39           32            28
Scott Fetzer Companies.........................................................       137          119           122
See's Candies..................................................................        62           59            52
Shoe group.....................................................................        33           49            61
                                                                                   ------       ------        ------
                                                                                      900          973           582


Reconciliation of segment amounts to consolidated amounts:
        Interest, dividend and other investment income..........................    1,046          919           780
        Income from finance and financial products businesses...................      212           32            25
        Realized investment gain................................................    2,502        1,112         2,485
        Interest expense **.....................................................     (100)        (107)          (94)
        Corporate and other.....................................................      (36)           3             4
        Goodwill amortization and other purchase-accounting-
          adjustments...........................................................     (210)        (105)          (76)
                                                                                   ------       ------        ------
                                                                                   $4,314       $2,827        $3,706
                                                                                   ======       ======        ======

*  Represents underwriting profit (loss)

** Amounts of interest expense represent those for borrowings under investment agreements and other debt exclusive of that of finance businesses and interest allocated to certain identified segments.

                             BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) BUSINESS SEGMENT DATA (Continued)

                                                                                                 DEPREC. & AMORT.
                                                           CAPITAL EXPENDITURES*                OF TANGIBLE ASSETS
                                                          1998        1997        1996        1998        1997   1996
                                                          ----        ----        ----        ----        ----   ----
GEICO Corporation..................................      $  101      $   27      $   11      $   27      $  26   $  25
Berkshire Hathaway Reinsurance Group...............          --          --          --          --         --      --
Berkshire Hathaway Direct Insurance Group..........           1           1           1           1          1       1
Buffalo News.......................................           2           3           1           2          3       3
Flight services....................................         213         119          --          58         55      --
Home furnishings...................................          21          43          22          13         10      10
International Dairy Queen..........................          10          --          --           7         --      --
Jewelry............................................          12           9          16          10         10       9
Scott Fetzer Companies.............................          10           6          11          11         11      12
See's Candies......................................          15          20           5           5          5       4
Shoe group.........................................           9          11          13          13         12      12
                                                         ------      ------      ------      ------      -----   -----
                                                            394         239          80         147        133      76
Reconciliation of segment amounts to consolidated amount:
        Corporate and other........................           5           3           2           4          3       4
        Purchase-accounting-adjustments............          --          --          --           8          8       8
                                                         ------      ------      ------      ------      -----   -----
                                                         $  399      $  242      $   82      $  159      $ 144   $  88
                                                         ======      ======      ======      ======      =====   =====


 * Excludes expenditures which were part of business acquisitions.



                                                                                 IDENTIFIABLE ASSETS
                                                                                     AT YEAR-END
                                                                          1998            1997         1996
                                                                        ------          ------       ------
GEICO Corporation...................................................   $    8,663        $  7,683     $  6,437
Berkshire Hathaway Reinsurance Group................................       36,611          34,781       24,458
Berkshire Hathaway Direct Insurance Group...........................        5,564           5,902        4,061
Buffalo News........................................................           29              28           27
Flight services.....................................................        1,345             792          733
Home furnishings....................................................          489             457          342
International Dairy Queen...........................................          199              --           --
Jewelry.............................................................          234             219          267
Scott Fetzer Companies..............................................          242             256          240
See's Candies.......................................................           79              65           50
Shoe group..........................................................          336             353          334
                                                                       ----------        --------     --------
                                                                           53,791          50,536       36,949
Reconciliation of segment amounts to consolidated amount:
        Corporate and other.........................................       49,682*          2,450        3,283
        Goodwill and other purchase-accounting-adjustments..........       18,764           3,125        3,177
                                                                       ----------        --------     --------
                                                                       $  122,237        $ 56,111     $ 43,409
                                                                       ==========        ========     ========

* Includes the assets of General Re's reinsurance business which will be included as a reportable segment in 1999.

(16) INFORMATION ABOUT CERTAIN SUBSIDIARIES

        The accompanying consolidated financial statements include the accounts of OBH Inc. (formerly Berkshire Hathaway Inc.), which became a wholly-owned subsidiary of Berkshire Hathaway Inc. upon completion of the General Re merger. The condensed consolidated balance sheet of OBH Inc. as of December 31, 1998 is as follows (dollars in millions):



                                                                                     DEC. 31, 1998
                                                                                     -------------
ASSETS
Cash and cash equivalents...........................................................     $  8,841
Investments, primarily equity securities............................................       40,572
Assets of finance and financial products businesses.................................        5,759
Goodwill of acquired businesses.....................................................        4,004
Other assets........................................................................        5,140
                                                                                         --------
                                                                                         $ 64,316
                                                                                         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Losses and loss adjustment expenses.................................................     $  7,198
Unearned premiums, accounts payable and other liabilities...........................        4,483
Income taxes, principally deferred..................................................       10,426
Borrowings under investment agreements and other debt...............................        2,056
Liabilities of finance and financial products businesses............................        4,881
                                                                                         --------
                                                                                           29,044
Total shareholders' equity..........................................................       35,272
                                                                                         --------
                                                                                         $ 64,316
                                                                                         ========

        The condensed consolidated statement of earnings of OBH Inc. for the year ended December 31, 1998 is as follows (in millions):


                                                                                           1998
                                                                                           ----
REVENUES
        Insurance premiums earned...................................................     $ 5,300
        Sales and service revenues..................................................       4,675
        Investment income...........................................................       1,013
        Income from finance and financial products businesses.......................         205
        Realized investment gain....................................................       2,415
                                                                                         -------
                                                                                          13,608
                                                                                         -------
COST AND EXPENSES
        Insurance losses, loss adjustment and underwriting expense..................       5,035
        Cost of products and services sold..........................................       3,018
        Selling, general and administrative expenses................................       1,148
        Interest expense............................................................         109
                                                                                         -------
                                                                                           9,310
                                                                                         -------

EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST..................................       4,298
        Income taxes and minority interests.........................................       1,474
                                                                                         -------
NET EARNINGS........................................................................     $ 2,824
                                                                                         =======

           The consolidated balance sheet of OBH Inc. at December 31, 1997 and consolidated statements of earnings for the years ended December 31, 1997 and 1996 are identical to the accompanying Consolidated Balance Sheet and Consolidated Statements of Earnings of Berkshire Hathaway Inc.

                             BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) INFORMATION ABOUT CERTAIN SUBSIDIARIES (Continued)

           The summarized financial data of the finance and financial products businesses (See Note 6) includes the activities conducted by the Scott Fetzer Financial Group and its subsidiaries ("SFFG"). Assets and liabilities of SFFG are summarized below (in millions).


                                                                                         Dec. 31,       Dec. 31,
                                                                                           1998           1997
                                                                                         --------       --------
ASSETS
Cash and cash equivalents...........................................................     $     98       $  12
Mortgage-backed securities, installment loans and other receivables*................          371         238
Trading securities, at market.......................................................        3,488          --
Securities purchased under agreements to resell.....................................          192          --
                                                                                         --------       -----
                                                                                         $  4,149       $ 250
                                                                                         ========       =====

LIABILITIES
6 3/4% Notes, due 2001 and borrowings under investment agreements...................     $    152       $ 193
Securities sold under agreements to repurchase......................................        3,469          --
Securities sold but not yet purchased...............................................          177          --
Other*..............................................................................          208          24
                                                                                         --------       -----
                                                                                         $  4,006       $ 217
                                                                                         ========       =====


* Other liabilities include payables to affiliates of $105 at December 31, 1998 and other receivables include receivables from affiliates of $49 at December 31, 1997.

           Net income of SFFG for each of the past three years is summarized below (in millions).


                                                                                        1998     1997     1996
                                                                                        ----     ----     ----
Revenues............................................................................    $211    $  47     $ 59
Cost and expenses...................................................................      28       36       48
                                                                                        ----     ----     ----
Income before taxes.................................................................     183       11       11
Income taxes........................................................................      64        4        4
                                                                                        ----     ----     ----
Net income..........................................................................    $119     $  7     $  7
                                                                                        ====     ====     ====

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                                    Part III

        Except for the information set forth under the caption "Executive Officers of the Registrant" in Part I hereof, information required by this Part (Items 10, 11, 12, and 13) is incorporated by reference from the Registrant's definitive proxy statement, filed pursuant to Regulation 14A, for the Annual Meeting of Shareholders of the Registrant to be held on May 3, 1999, which meeting will involve the election of directors.

                                     Part IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)1.     Financial Statements

             The following consolidated financial statements, as well as the Independent Auditors' Report, are included in Part II Item 8 of this report:

                                                                                        PAGE
                                                                                       ------
             Independent Auditors' Report                                               26

             Consolidated Balance Sheets at December 31, 1998 and 1997                  27

             Consolidated Statements of Earnings for the years ended
               1998, 1997 and 1996                                                      28

             Consolidated Statements of Cash Flows for the years ended
               1998, 1997 and 1996                                                      29

             Consolidated Statements of Changes in Shareholders' Equity
               for the years ended 1998, 1997 and 1996                                  30

             Notes to Consolidated Financial Statements                                 31-48


(a)2.     Financial Statement Schedule                                                  PAGE
                                                                                       ------
             Independent Auditors' Report on Schedule                                    51
             Schedule I -- Parent Company                                               52-53
               Condensed Balance Sheets as of December 31, 1998 and 1997 and
               Condensed Statements of Earnings and Cash Flows for the years ended 1998, 1997 and 1996.
             Other schedules are omitted because they are not required, information therein is not applicable, or is reflected in the
             Consolidated Financial Statements or notes thereto.

(a)3.     Exhibits

             See the "Exhibit Index" at page 54.

(b)       Reports on Form 8-K

             Form 8-K filed January 5, 1999 -- Acquisition or Disposition of Assets. Report described that the merger between Registrant and General Re Corporation was completed on December 21, 1998.

             Form 8-K/A filed January 22, 1999 -- Item 7 Financial Statements and Exhibits -- Report incorporated the respective financial statements of OBH Inc.(formerly Berkshire Hathaway Inc.) and General Re Corporation for the year ended December 31, 1997 as filed on Form 10-K and for the nine months ended September 30, 1998 as filed on Form 10-Q. Report also provided pro forma financial information for those periods.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BERKSHIRE HATHAWAY INC.

Date:  March 29, 1999                   /s/  Marc D. Hamburg
       --------------                   ----------------------------------------
                                        Marc D. Hamburg
                                        Vice President and Principal Financial
                                        Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/   Warren E. Buffett              Chairman of the Board        March 29, 1999
---------------------------          of Directors - Chief         --------------
   Warren E. Buffett                 Executive Officer                 Date


/s/   Howard G. Buffett              Director                     March 29, 1999
---------------------------                                       --------------
   Howard G. Buffett                                                   Date


/s/   Susan T. Buffett               Director                     March 29, 1999
---------------------------                                       --------------
   Susan T. Buffett                                                    Date


/s/  Charles T. Munger               Vice Chairman of the         March 29, 1999
---------------------------          Board of Directors           --------------
   Charles T. Munger                                                   Date


/s/  Malcolm G. Chace                Director                     March 29, 1999
---------------------------                                       --------------
   Malcolm G. Chace                                                    Date


/s/  Walter Scott, Jr.               Director                     March 29, 1999
---------------------------                                       --------------
   Walter Scott, Jr.                                                   Date


/s/ Ronald L. Olson                  Director                     March 29, 1999
---------------------------                                       --------------
   Ronald L. Olson                                                     Date


/s/  Marc D. Hamburg                 Vice President -             March 29, 1999
---------------------------          Principal Financial          --------------
   Marc D. Hamburg                   Officer                           Date


/s/  Daniel J. Jaksich               Controller                   March 29, 1999
---------------------------                                       --------------
   Daniel J. Jaksich                                                    Date

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE



To the Board of Directors and Shareholders
Berkshire Hathaway Inc.



        We have audited the consolidated financial statements of Berkshire Hathaway Inc. and subsidiaries as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated March 8, 1999; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Berkshire Hathaway Inc., listed in Item 14. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Omaha, Nebraska
March 8, 1999

                             BERKSHIRE HATHAWAY INC.
                                (Parent Company)
                         Condensed Financial Information
                              (Dollars in millions)

                                   Schedule I



                                 BALANCE SHEETS

                                                                      December 31,
                                                                    1998         1997
                                                                  --------     --------
Assets:
   Cash and cash equivalents ................................     $     --     $    366
   Investments in consolidated subsidiaries .................       57,411       32,587
   Investments - other than consolidated subsidiaries .......           --           37
   Other assets .............................................           --           54
                                                                  --------     --------
                                                                  $ 57,411     $ 33,044
                                                                  ========     ========
Liabilities and Shareholders' Equity:
   Accounts payable and accrued expenses ....................     $      8     $     28
   Borrowings under investment agreements and other debt ....           --        1,627
   Income taxes, principally deferred .......................           --          (66)
                                                                  --------     --------
                                                                         8        1,589
   Shareholders' equity .....................................       57,403       31,455
                                                                  --------     --------
                                                                  $ 57,411     $ 33,044
                                                                  ========     ========

                             STATEMENTS OF EARNINGS

                                                             Year ending December 31,
Income items:                                            1998         1997         1996
                                                        -------      -------      -------
   From consolidated subsidiaries:
      Interest ....................................     $     6      $    11      $     7
      Dividends ...................................       1,241          328          304
      Undistributed earnings ......................       1,626        1,771        2,081
                                                        -------      -------      -------
                                                          2,873        2,110        2,392
   Interest and dividends - other investments .....           4            7           35
   Realized investment gain (loss) ................         (60)        (297)         138
   Revenues of Buffalo News .......................         157          156          154
                                                        -------      -------      -------
                                                          2,974        1,976        2,719
                                                        -------      -------      -------
Cost and expense items:
   Costs and expenses of Buffalo News .............         105          100          104
   General and administrative .....................           8            9            7
   Interest and finance charges ...................          62           67           58
   Income tax expense (benefit) ...................         (31)        (101)          61
                                                        -------      -------      -------

                                                            144           75          230
                                                        -------      -------      -------
      Net earnings ................................     $ 2,830      $ 1,901      $ 2,489
                                                        =======      =======      =======



                   See Note to Condensed Financial Information

                             BERKSHIRE HATHAWAY INC.
                                (Parent Company)
                         Condensed Financial Information
                              (Dollars in millions)


                             Schedule I (continued)


                            STATEMENTS OF CASH FLOWS

                                                                      Year ending December 31,
                                                                   1998         1997         1996
                                                                  -------      -------      -------
Cash flows from operating activities:
   Net earnings .............................................     $ 2,830      $ 1,901      $ 2,489
   Adjustments of reconcile net earnings to cash flows
      from operating activities:
         Undistributed current earnings of subsidiaries .....      (1,626)      (1,771)      (2,081)
         Realized investment (gain) loss ....................          60          297         (138)
         Increase (decrease) in income taxes ................         (31)         (35)         (77)
         Other ..............................................          (8)          (4)         (72)
                                                                  -------      -------      -------
   Net cash flows from operating activities .................       1,225          388          121
                                                                  -------      -------      -------
Cash flows from investing activities:
   Investments in and advances to subsidiaries ..............        (803)        (881)          24
   Purchases of investments .................................        (382)          --         (717)
   Proceeds on sales and maturities of investments ..........          16          189           36
                                                                  -------      -------      -------
   Net cash flows from investing activities .................      (1,169)        (692)        (657)
                                                                  -------      -------      -------
Cash flows from financing activities:
   Proceeds from borrowings .................................       1,048        1,005        1,525
   Repayment of borrowings ..................................      (1,476)      (1,054)      (1,085)
   Net proceeds from issuance of Class B Common Stock .......          --           --          565
   Other ....................................................           6           --           --
                                                                  -------      -------      -------
   Net cash flows from financing activities .................        (422)         (49)       1,005
                                                                  -------      -------      -------
   Increase (decrease) in cash and cash equivalents .........        (366)        (353)         469
   Cash and cash equivalents at beginning of year ...........         366          719          250
                                                                  -------      -------      -------
   Cash and cash equivalents at end of year .................     $    --      $   366      $   719
                                                                  =======      =======      =======
   Other cash flow information:
      Income taxes paid .....................................     $ 1,656      $   470      $   887
      Interest paid .........................................          60           57           55

                    NOTE TO CONDENSED FINANCIAL INFORMATION

        The condensed statements of earnings and cash flows of Berkshire Hathaway Inc. for 1998 include the earnings and cash flow data of OBH Inc. (formerly Berkshire Hathaway Inc. - parent company). OBH Inc. became a wholly-owned subsidiary of Berkshire Hathaway Inc. as of December 21, 1998 upon completion of the General Re merger. At December 31, 1998, Berkshire Hathaway Inc.'s investment in the net assets of OBH Inc. is included in investments in consolidated subsidiaries in the condensed balance sheet. Borrowings under investment agreements and other Berkshire Hathaway Inc. debt outstanding as of the General Re merger date remain obligations of the former parent company, now OBH Inc.

                                  EXHIBIT INDEX

Exhibit No.
-----------
    2.1          Agreement and Plan of Merger dated as of August 25, 1995,
                 between the Registrant and GEICO Corporation. Incorporated by
                 reference to Exhibit 1 to the Registrant's Form 8-K dated
                 August 25, 1995.

    2.2 Agreement and Plan of Merger dated as of October 14, 1996 between the Registrant and FlightSafety International, Inc.
                 Incorporated by reference to Exhibit 1 to the Registrant's Form
                 8-K filed on October 16, 1996.

    2.3          Agreement and Plan of Merger dated as of June 19, 1998 between
                 Registrant and General Re Corporation. Incorporated by reference to Annex I to Registration Statement No. 333-61129 filed on Form S-4.

    3 Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to Registration Statement No.
                 333-61129 filed on Form S-4.

    3.1          By-Laws. Incorporated by reference to Exhibit 3.2 to
                 Registration Statement No. 333-61129 filed on Form S-4.

    4.1          Form of Indenture dated as of December 1, 1987 between OBH Inc.
                 (formerly Berkshire Hathaway Inc.) and State Street Bank and
                 Trust Company (as successor trustee to The First National Bank of Boston), trustee with respect to 9 3/4% Debentures due
                 January 15, 2018. Incorporated by reference to Exhibit 4 to
                 Registration Statement No. 33-19000 filed on Form S-3.

    4.2          Form of Indenture dated as of December 1, 1987 between OBH Inc.
                 (formerly Berkshire Hathaway Inc.) and State Street Bank and
                 Trust Company (as successor trustee to The First National Bank of Boston), trustee with respect to 1% Senior Exchangeable
                 Notes due December 2, 2001. Incorporated by reference to
                 Exhibit 4 to Registration Statement No. 33-30570 filed on Form
                 S-3.

                 OTHER INSTRUMENTS DEFINING THE RIGHTS OF HOLDERS OF LONG-TERM
                 DEBT OF REGISTRANT AND ITS SUBSIDIARIES ARE NOT BEING FILED
                 SINCE THE TOTAL AMOUNT OF SECURITIES AUTHORIZED BY ALL OTHER
                 SUCH INSTRUMENTS DOES NOT EXCEED 10% OF THE TOTAL ASSETS OF THE
                 REGISTRANT AND ITS SUBSIDIARIES ON A CONSOLIDATED BASIS AS OF
                 DECEMBER 31, 1998. THE REGISTRANT HEREBY AGREES TO FURNISH TO
                 THE COMMISSION UPON REQUEST A COPY OF ANY SUCH DEBT INSTRUMENT
                 TO WHICH IT IS A PARTY.

    12           Statement of computation of ratio of earnings to fixed charges

    21           Subsidiaries of the Registrant

    23           Independent Auditors' Consent

    27           Financial Data Schedule
                 (Submitted as an Exhibit pursuant to the requirements of Item
                 601(b)(27) of Reg. S-K and not deemed filed for purposes of
                 Section 11 of the Securities Act of 1933 or Section 18 of the
                 Securities Exchange Act of 1934.)