Form 10-Q
period 1999-03-31
BERKSHIRE HATHAWAY INC
filed 1999-05-17
CIK 1067983

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1999

                                       OR


[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to __________________

Commission file number 001-14905


                             BERKSHIRE HATHAWAY INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                 47-0813844
-----------------------------------      --------------------------------------
  (State or other jurisdiction of        (I.R.S. Employer Identification number)
   incorporation or organization)


                    1440 Kiewit Plaza, Omaha, Nebraska 68131
              ----------------------------------------------------
                     (Address of principal executive office)
                                   (Zip Code)

                                 (402) 346-1400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



              ----------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

  [X]     [ ]
  YES      NO

         Number of shares of common stock outstanding as of April 30, 1999:

                                    Class A --     1,342,574
                                    Class B --     5,305,099

                                    FORM 10-Q

BERKSHIRE HATHAWAY INC.                                              Q/E 3/31/99


PART I - FINANCIAL INFORMATION                                                   PAGE NO.
                                                                                 --------
         ITEM 1.     FINANCIAL STATEMENTS

                     Consolidated Balance Sheets--                                     2
                     March 31, 1999 and December 31, 1998

                     Consolidated Statements of Earnings --                            3
                     First Quarter 1999 and 1998

                     Condensed Consolidated Statements of Cash Flows--                 4
                     First Quarter 1999 and 1998

                     Notes to Interim Consolidated Financial Statements             5-10

         ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL             11-15
                     CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION                                                           16

                                    FORM 10-Q

BERKSHIRE HATHAWAY INC.                                              Q/E 3/31/99

                          PART I FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEETS
                   (dollars in millions except share amounts)

                                                             March 31,  December 31,
                                                               1999         1998
                                                             --------     --------
ASSETS
Cash and cash equivalents ................................   $ 14,207     $ 13,582
Investments:
  Securities with fixed maturities .......................     21,092       21,246
  Equity securities and other investments ................     39,675       39,761
Receivables ..............................................      7,514        7,224
Inventories ..............................................        739          767
Assets of finance and financial products businesses ......     17,809       16,989
Property, plant and equipment ............................      1,616        1,491
Goodwill of acquired businesses ..........................     18,326       18,446
Other assets .............................................      2,796        2,731
                                                             --------     --------
                                                             $123,774     $122,237
                                                             ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Losses and loss adjustment expenses ......................   $ 22,872     $ 23,012
Unearned premiums ........................................      3,513        3,324
Accounts payable, accruals and other liabilities .........      8,008        7,182
Income taxes, principally deferred .......................     11,088       11,762
Borrowings under investment agreements and other debt ....      2,462        2,385
Liabilities of finance and financial products businesses .     16,334       15,525
                                                             --------     --------
                                                               64,277       63,190
                                                             --------     --------
Minority shareholders' interests .........................      1,613        1,644
                                                             --------     --------
Shareholders' equity:
  Common Stock: *
    Class A Common Stock, $5 par value and Class B
    Common Stock, $0.1667 par value ......................          8            8
Capital in excess of par value ...........................     25,138       25,121
Accumulated other comprehensive income ...................     18,433       18,510
Retained earnings ........................................     14,305       13,764
                                                             --------     --------
    Total shareholders' equity ...........................     57,884       57,403
                                                             --------     --------
                                                             $123,774     $122,237
                                                             ========     ========


* Class B Common Stock has economic rights equal to one-thirtieth (1/30) of the economic rights of Class A Common Stock. On an equivalent Class A Common Stock basis, there are 1,519,400 shares outstanding at March 31, 1999 and 1,518,548 shares outstanding on December 31, 1998.


    See accompanying Notes to Interim Consolidated Financial Statements

                                    FORM 10-Q

BERKSHIRE HATHAWAY INC.                                              Q/E 3/31/99

                       CONSOLIDATED STATEMENTS OF EARNINGS
                 (dollars in millions except per share amounts)

                                                              First Quarter
                                                         -----------------------
                                                            1999         1998
                                                         ----------   ----------
REVENUES:
  Insurance premiums earned ............................   $    3,070   $    1,367
  Sales and service revenues ...........................        1,341          987
  Interest, dividend and other investment income .......          573          236
  Income from finance and financial products businesses            59           12
  Realized investment gain .............................          403          723
                                                           ----------   ----------
                                                                5,446        3,325
                                                           ----------   ----------
COST AND EXPENSES:
  Insurance losses and loss adjustment expenses ........        2,441        1,094
  Insurance underwriting expenses ......................          769          224
  Cost of products and services sold ...................          934          619
  Selling, general and administrative expenses .........          269          249
  Goodwill amortization ................................          118           23
  Interest expense .....................................           33           27
                                                           ----------   ----------
                                                                4,564        2,236
                                                           ----------   ----------
EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST .....          882        1,089
  Income taxes .........................................          327          363
  Minority interest ....................................           14            4
                                                           ----------   ----------
NET EARNINGS ...........................................   $      541   $      722
                                                           ==========   ==========
  Average shares outstanding * .........................    1,518,897    1,240,710
NET EARNINGS PER SHARE * ...............................   $      356   $      582
                                                           ==========   ==========



* Average shares outstanding include average Class A Common shares and average Class B Common shares determined on an equivalent Class A Common Stock basis. Net earnings per share shown above represents net earnings per equivalent Class A Common share. Net earnings per Class B Common share is equal to one-thirtieth (1/30) of such amount.




See accompanying Notes to Interim Consolidated Financial Statements

                                    FORM 10-Q

BERKSHIRE HATHAWAY INC.                                              Q/E 3/31/99

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (dollars in millions)

                                                                             First Quarter
                                                                          --------------------
                                                                            1999        1998
                                                                          --------    --------
Net cash flows from operating activities ..............................   $   (165)   $    (31)
                                                                          --------    --------
Cash flows from investing activities:
   Purchases of investments ...........................................     (1,323)     (1,610)
   Proceeds on sales and maturities of investments ....................      2,648       2,077
   Loans and investments originated in finance businesses .............       (149)        (93)
   Principal collections on loans and investments originated
     in finance businesses ............................................        228          61
   Acquisition of business ............................................         --        (210)
   Other ..............................................................       (100)        (45)
                                                                          --------    --------
Net cash flows from investing activities ..............................      1,304         180
                                                                          --------    --------
Cash flows from financing activities:
   Proceeds from borrowings of finance businesses .....................         94          --
   Proceeds from other borrowings .....................................        563         309
   Repayments of borrowings of finance businesses .....................        (12)        (42)
   Repayments of other borrowings .....................................       (575)       (409)
   Other ..............................................................       (192)         --
                                                                          --------    --------
Net cash flows from financing activities ..............................       (122)       (142)
                                                                          --------    --------
Increase in cash and cash equivalents .................................      1,017           7
Cash and cash equivalents at beginning of year* .......................     14,489       1,058
                                                                          --------    --------
Cash and cash equivalents at end of first quarter* ....................   $ 15,506    $  1,065
                                                                          ========    ========

Supplemental cash flow information:
   Cash paid during the period for:
      Income taxes ....................................................   $    974    $    139
      Interest ........................................................         75          30
Non-cash investing activity:
   Liabilities assumed in connection with acquisition of business .....         --          51
   Common shares issued in connection with acquisition of business ....         --         323

* Cash and cash equivalents are comprised of the following:
   Beginning of year --
      Finance and financial products businesses .......................   $    907    $     56
      Other ...........................................................     13,582       1,002
                                                                          --------    --------
                                                                          $ 14,489    $  1,058
                                                                          ========    ========
   End of first quarter --
      Finance and financial products businesses .......................   $  1,299    $     33
      Other ...........................................................     14,207       1,032
                                                                          --------    --------
                                                                          $ 15,506    $  1,065
                                                                          ========    ========

    See accompanying Notes to Interim Consolidated Financial Statements

                                    FORM 10-Q

BERKSHIRE HATHAWAY INC.                                              Q/E 3/31/99

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  GENERAL

    The accompanying unaudited consolidated financial statements include the accounts of Berkshire consolidated with the accounts of all its subsidiaries. Reference is made to Berkshire's most recently issued Annual Report that included information necessary or useful to understanding of Berkshire's businesses and financial statement presentations. In particular, Berkshire's significant accounting policies and practices were presented as Note 1 to the Consolidated Financial Statements included in that Report.

    Financial information in this Report reflects any adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to a fair statement of results for the interim periods in accordance with generally accepted accounting principles.

    For a number of reasons, Berkshire's results for interim periods are not normally indicative of results to be expected for the year. The timing and magnitude of catastrophe losses incurred by insurance subsidiaries and the estimation error inherent to the process of determining liabilities for unpaid losses of insurance subsidiaries can be relatively more significant to results of interim periods than to results for a full year. Realized investment gains/losses are recorded when investments are sold, other-than-temporarily impaired or in certain situations, as required by GAAP, when investments are marked-to-market with the corresponding gain or loss included in earnings. Variations in amount and timing of realized investment gains/losses can cause significant variations in periodic net earnings.

NOTE 2. BUSINESS ACQUISITIONS

    On July 23, 1998, Berkshire signed a merger agreement with Executive Jet, Inc. ("Executive Jet") and on August 7, 1998, the merger was consummated. Under the terms of the Executive Jet agreement, shareholders of Executive Jet received total consideration of approximately $725 million, consisting of $350 million in cash and the remainder in Class A and Class B Common Stock.

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

    On June 19, 1998, Berkshire signed a merger agreement with General Re Corporation ("General Re") and on December 21, 1998, the merger was completed. Under the terms of the merger agreement, General Re shareholders received at their election either 0.0035 shares of Berkshire Class A Common Stock or 0.105 shares of Berkshire Class B Common Stock for each share of General Re common stock they owned. Berkshire issued approximately 272,200 Class A equivalent shares in exchange for the General Re shares outstanding as of December 21, 1998. The total consideration for the transaction, based upon the closing prices of Berkshire Class A Common Stock for the 10-day period ending June 26, 1998, was approximately $22 billion.

    General Re is a holding company for global reinsurance and related risk management operations. It owns General Reinsurance Corporation and National Reinsurance Corporation, the largest professional property and casualty reinsurance group domiciled in the United States. General Re also owns a controlling interest in Kolnische Ruckversicherungs-Gesellschaft AG (Cologne
Re), a major international reinsurer. Together, General Re and Cologne Re transact reinsurance business as "General & Cologne Re".

    In addition, General Re writes excess and surplus lines insurance through General Star Management Company, provides alternative risk solutions through Genesis Underwriting Management Company, provides reinsurance, real estate, and investment management and brokerage services through a number of affiliated companies. General Re also operates as a dealer in the swap and derivatives market through General Re Financial Products Corporation.

                                    FORM 10-Q

BERKSHIRE HATHAWAY INC.                                              Q/E 3/31/99

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2.  BUSINESS ACQUISITIONS (CONTINUED)

    Each of the business acquisitions described above was accounted for under the purchase method. The excess of the purchase cost of the business over the fair value of net assets acquired was recorded as goodwill of acquired businesses.

    The results of operations for each of these entities are included in Berkshire's consolidated results of operations from the dates of each merger. The following table sets forth certain consolidated earnings data for the first quarter of 1998, as if the Executive Jet and General Re acquisitions had been consummated on the same terms at the beginning of 1998. Dollars in millions except per share amounts.

                                                                           1998
                                                                           ----
Insurance premiums earned .............................................   $2,841
Sales and service revenues ............................................    1,183
Total revenues ........................................................    5,345
Net earnings ..........................................................      879
Earnings per equivalent Class A Common Share ..........................      579


NOTE 3.  INVESTMENTS IN SECURITIES WITH FIXED MATURITIES

    Data with respect to investments in securities with fixed maturities (other than securities with fixed maturities held by finance and financial products businesses -- See Note 8) are shown in the tabulation below (in millions).

                                                      March 31,     December 31,
                                                        1999            1998
                                                      ---------     ------------
Amortized cost .....................................    $20,937         $21,159
Gross unrealized gains .............................        230              94
Gross unrealized losses ............................        (75)             (7)
                                                        -------         -------
Estimated fair value ...............................    $21,092         $21,246
                                                        =======         =======


NOTE 4.  INVESTMENTS IN EQUITY SECURITIES AND OTHER INVESTMENTS

    Data with respect to investments in equity securities and other investments are shown in the tabulation below (in millions).

                                                       March 31,    December 31,
                                                          1999           1998
                                                         ------        ------
Total cost ..........................................    $10,866       $10,897
Gross unrealized gains...............................     28,933        28,902
Gross unrealized losses..............................       (124)          (38)
                                                         -------       -------
Total fair value ....................................    $39,675       $39,761
                                                         =======       =======
Fair value:
  American Express Company...........................    $ 5,951       $ 5,180
  The Coca-Cola Company..............................     12,275        13,400
  The Gillette Company...............................      5,706         4,590
  Other equity securities............................     14,072        14,951
  Other investments .................................      1,671         1,640
                                                         -------       -------
Total                                                    $39,675       $39,761
                                                         =======       =======

                                    FORM 10-Q

BERKSHIRE HATHAWAY INC.                                              Q/E 3/31/99

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5.  DEFERRED INCOME TAX LIABILITIES

    The tax effects of significant items comprising the Company's net deferred tax liabilities as of March 31, 1999 and December 31, 1998 are as follows (in millions):

                                                             March 31,     December 31,
                                                               1999            1998
                                                              -------         -------
Deferred tax liabilities:
  Relating to unrealized appreciation of investments .....    $10,123         $10,149
  Other ..................................................      1,529           1,615
                                                              -------         -------
                                                               11,652          11,764
Deferred tax assets.......................................     (1,059)         (1,008)
                                                              -------         -------
  Net deferred tax liabilities ...........................    $10,593         $10,756
                                                              =======         =======


NOTE 6.  COMMON STOCK

        The following table summarizes Berkshire's common stock activity during the first quarter of 1999.

                                                       Class A Common Stock            Class B Common Stock
                                                  (1,650,000 shares authorized)   (55,000,000 shares authorized)
                                                      Issued and Outstanding          Issued and Outstanding
                                                      ----------------------          ----------------------
Balance at December 31, 1998 ...................             1,349,535                        5,070,379
Conversions of Class A Common Stock
   to Class B Common Stock and other ...........               (6,701)                          226,588
                                                             ---------                        ---------
Balance at March 31, 1999 ......................             1,342,834                        5,296,967
                                                             =========                        =========


      Each share of Class A Common Stock is convertible, at the option of the holder, into thirty shares of Class B Common Stock. Class B Common Stock is not convertible into Class A Common Stock. Class B Common Stock has economic rights equal to one-thirtieth (1/30) of the economic rights of Class A Common Stock. Accordingly, on an equivalent Class A Common Stock basis, there are 1,519,400 shares outstanding at March 31, 1999 and 1,518,548 shares outstanding on December 31, 1998.

      Each Class A Common share is entitled to one vote per share. Each Class B Common share possesses the voting rights of one-two-hundredth (1/200) of the voting rights of a Class A share. Class A and Class B Common shares vote together as a single class.

NOTE 7.  COMPREHENSIVE INCOME

    Berkshire's comprehensive income for the first quarter of 1999 and 1998 is shown in the table below (in millions). Other comprehensive income consists of unrealized gains and losses on investments and foreign currency translation adjustments associated with international business operations.

                                                                          First Quarter
                                                                        -----------------
                                                                         1999       1998
                                                                        ------     ------
Net earnings .........................................................  $  541     $  722
                                                                        ------     ------
Other comprehensive income:
Increase(decrease) in unrealized appreciation of investments .........    (106)     3,573
Applicable income taxes and minority interests .......................      45     (1,295)
Foreign currency translation losses ..................................     (21)        --
Applicable income taxes and minority interests .......................       5         --
                                                                        ------     ------
                                                                           (77)     2,278
                                                                        ------     ------
Comprehensive income..................................................  $  464     $3,000
                                                                        ======     ======

                                    FORM 10-Q

BERKSHIRE HATHAWAY INC.                                              Q/E 3/31/99

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8.  FINANCE AND FINANCIAL PRODUCTS BUSINESSES

     Assets and liabilities of Berkshire's finance and financial products businesses are summarized below (in millions).

                                                             March 31,  December 31,
                                                               1999        1998
                                                             ---------  -----------
ASSETS
Cash and cash equivalents ..................................  $ 1,299   $   907
Investments in securities with fixed maturities:
     Held to maturity, at cost ............................     1,254     1,227
     Trading, at fair value ...............................     6,836     5,219
     Available for sale, at fair value ....................       652       743
Trading account assets ....................................     5,331     6,234
Securities purchased under agreements to resell ...........     1,159     1,083
Other .....................................................     1,278     1,576
                                                              -------   -------
                                                              $17,809   $16,989
                                                              =======   =======
LIABILITIES
Annuity reserves and policyholder liabilities .............   $   822   $   816
Securities sold under agreements to repurchase ............     5,819     4,065
Securities sold but not yet purchased .....................       975     1,181
Trading account liabilities ...............................     5,208     5,834
Notes payable and other borrowings ........................     1,588     1,503
Other .....................................................     1,922     2,126
                                                              -------   -------
                                                              $16,334   $15,525
                                                              =======   =======


NOTE 9.  BUSINESS SEGMENT DATA

     A disaggregation of Berkshire's consolidated data for the first quarter of each of the two most recent years is as follows. Amounts are in millions.


                                                                    REVENUES
                                                               -----------------
                                                                1999       1998
                                                               -------   -------
OPERATING SEGMENTS:
GEICO Corporation * ........................................   $ 1,101   $   937
Berkshire Hathaway Reinsurance Group * .....................       367       349
Berkshire Hathaway Primary Insurance Group * ...............        51        81
General Re * ...............................................     1,551        --
Buffalo News ...............................................        37        36
Flight services ............................................       431       105
Home furnishings ...........................................       191       180
International Dairy Queen ..................................       101        98
Jewelry ....................................................        86        80
Scott Fetzer Companies .....................................       253       261
See's Candies ..............................................        65        57
Shoe group .................................................       125       122
                                                               -------   -------
                                                                 4,359     2,306
Reconciliation of segment amounts to consolidated amount:
Other sales and service revenues ...........................        52        49
Interest, dividend and other investment income .............       610       237
Income from finance and financial products businesses ......        59        12
Realized investment gain ...................................       403       723
Purchase-accounting-adjustments ............................       (37)       (2)
                                                               -------   -------
                                                               $ 5,446   $ 3,325
                                                               =======   =======


*     Represents insurance premiums earned

                                    FORM 10-Q

BERKSHIRE HATHAWAY INC.                                              Q/E 3/31/99

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9. BUSINESS SEGMENT DATA (CONTINUED)

                                                                 OPERATING PROFIT BEFORE TAXES
                                                                 -----------------------------
                                                                    1999                1998
                                                                  -------             -------

OPERATING SEGMENTS:
GEICO Corporation ** ..........................................   $   -0-             $    61
Berkshire Hathaway Reinsurance Group ** .......................         7                  (9)
Berkshire Hathaway Primary Insurance Group ** .................         2                  (3)
General Re ** .................................................      (136)                 --
Buffalo News ..................................................        12                  11
Flight services ...............................................        52                  34
Home furnishings ..............................................        15                  15
International Dairy Queen .....................................         9                  10
Jewelry .......................................................         2                   1
Scott Fetzer Companies ........................................        32                  33
See's Candies .................................................         9                   6
Shoe group ....................................................         6                   7
                                                                  -------             -------
                                                                       10                 166
Reconciliation of segment amounts to consolidated amount:
Interest, dividend and other investment income ................       607                 235
Income from finance and financial products businesses .........        59                  12
Realized investment gain ......................................       403                 723
Interest expense *** ..........................................       (28)                (26)
Corporate and other ...........................................        (4)                  6
Goodwill amortization and other purchase-accounting-adjustments      (165)                (27)
                                                                  -------             -------
                                                                  $   882             $ 1,089
                                                                  =======             =======

** Represents underwriting profit (loss)

*** Excludes interest expense allocated to finance businesses and certain identifiable segments.

NOTE 10. INFORMATION ABOUT CERTAIN SUBSIDIARIES

    The accompanying consolidated financial statements include the accounts of OBH Inc. (formerly Berkshire Hathaway Inc.), which became a wholly-owned subsidiary of Berkshire upon completion of the General Re merger. Condensed consolidated balance sheets of OBH Inc. are as follows (dollars in millions):

                                                              Mar. 31, 1999    Dec. 31, 1998
                                                              -------------    -------------
ASSETS
Cash and cash equivalents ...................................      $10,083       $ 8,841
Investments, primarily equity securities ....................       40,851        40,572
Assets of finance and financial products businesses .........        7,213         5,759
Goodwill of acquired businesses .............................        3,985         4,004
Other assets ................................................        5,676         5,140
                                                                   -------       -------
                                                                   $67,808       $64,316
                                                                   =======       =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Losses and loss adjustment expenses .........................      $ 7,585       $ 7,198
Unearned premiums, accounts payable and other liabilities ...        5,407         4,483
Income taxes, principally deferred ..........................       10,556        10,426
Borrowings under investment agreements and other debt .......        2,178         2,056
Liabilities of finance and financial products businesses ....        6,346         4,881
                                                                   -------       -------
                                                                    32,072        29,044
                                                                   -------       -------
Total shareholders' equity. .................................       35,736        35,272
                                                                   -------       -------
                                                                   $67,808       $64,316
                                                                   =======       =======

                                    FORM 10-Q

BERKSHIRE HATHAWAY INC.                                              Q/E 3/31/99

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10. INFORMATION ABOUT CERTAIN SUBSIDIARIES (CONTINUED)

    Net earnings of OBH Inc. for the first quarter of 1999 and 1998 are summarized below (in millions).


                                                               1999        1998
                                                               -----       ----
Revenues ..................................................   $3,534      $3,325
Cost and expenses .........................................    2,768       2,236
                                                              ------      ------
Earnings before income taxes and minority interest ........      766       1,089
Income taxes and minority interest ........................      258         367
                                                              ------      ------
Net earnings ..............................................   $  508      $  722
                                                              ======      ======


    The summarized financial data of the finance and financial products businesses (See Note 8) includes the activities conducted by the Scott Fetzer Financial Group and its subsidiaries ("SFFG"). Assets and liabilities of SFFG are summarized below (in millions).

                                                                                 Mar. 31, 1999    Dec. 31, 1998
                                                                                 -------------    -------------
ASSETS
Cash and cash equivalents ......................................................      $  347         $   98
Mortgage-backed securities, installment loans and other receivables ............         163            371
Trading securities, at market ..................................................       4,928          3,488
Securities purchased under agreements to resell ................................          73            192
                                                                                      ------         ------
                                                                                      $5,511         $4,149
                                                                                      ======         ======
LIABILITIES
6 3/4% Notes, due 2001 and borrowings under investment agreements ..............      $  148         $  152
Securities sold under agreements to repurchase .................................       5,117          3,469
Securities sold but not yet purchased ..........................................          --            177
Other* .........................................................................         128            208
                                                                                      ------         ------
                                                                                      $5,393         $4,006
                                                                                      ======         ======

* Other liabilities include payables to affiliates of $86 at March 31, 1999 and $105 at December 31, 1998.

Net earnings of SFFG for the first quarter are summarized below (in millions).

                                                                 1999      1998
                                                                 ----      ----
Revenues .....................................................  $ 15       $ 11
Cost and expenses ............................................    54          6
                                                                -----      ----
Income(loss) before income taxes .............................   (39)         5
Income taxes .................................................   (14)         2
                                                                 ---       ----
Net earnings .................................................  $(25)      $  3
                                                                ====       ====

                                    FORM 10-Q

BERKSHIRE HATHAWAY INC.                                              Q/E 3/31/99

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Net earnings for the first quarter of 1999 and 1998 are disaggregated in the table that follows. Amounts are after deducting minority interests and income taxes.

                                                                            -- (dollars in millions) --
                                                                                   1999       1998
                                                                                  ------     -----
Insurance segments - underwriting ...........................................     $  (86)    $  31
Insurance segments - investment income ......................................        427       173
Non-Insurance business segments .............................................         84        73
Interest expense ............................................................        (18)      (16)
Goodwill amortization and other purchase-accounting-adjustments .............       (149)      (26)
Other .......................................................................         36        17
                                                                                  ------     -----
Earnings before realized investment gain ....................................        294       252
Realized investment gain ....................................................        247       470
                                                                                  ------     -----
Net earnings ................................................................     $  541     $ 722
                                                                                  ======     =====


    INSURANCE SEGMENTS -- UNDERWRITING

    A summary follows of underwriting results from Berkshire's insurance segments for the first quarter of 1999 and 1998.

                                                                            -- (dollars in millions) --
                                                                                   1999       1998
                                                                                  ------     -----
Underwriting gain (loss) attributable to:
     GEICO .................................................................      $- 0 -    $   61
     General Re ............................................................        (136)       --
     Berkshire Hathaway Reinsurance Group ..................................           7        (9)
     Berkshire Hathaway Primary Insurance Group ............................           2        (3)
                                                                                  ------    ------
Pre-tax underwriting gain (loss) ...........................................        (127)       49
Income taxes and minority interest .........................................         (41)       18
                                                                                  ------    ------
Net underwriting gain (loss) ...............................................      $  (86)   $   31
                                                                                  ======    ======

    Berkshire engages in both primary insurance and reinsurance of property and casualty risks. Through General Re, Berkshire also reinsures life and health risks. In primary insurance activities, Berkshire subsidiaries assume defined portions of the risks of loss from persons or organizations that are directly subject to the risks. In reinsurance activities, Berkshire subsidiaries assume defined portions of similar or dissimilar risks that other insurers or reinsurers have subjected themselves to in their own insuring activities. Berkshire's principal insurance businesses are: (1) GEICO, the sixth largest auto insurer in the United States (2) General Re, one of the four largest reinsurers in the world (3) Berkshire Hathaway Reinsurance Group and (4) Berkshire Hathaway Primary Insurance Group. See Note 2 to the Interim Consolidated Financial Statements for information regarding the General Re acquisition.

    GEICO CORPORATION

    GEICO Corporation through its affiliates ("GEICO") provides predominantly private passenger auto insurance to customers in 48 states and the District of Columbia. GEICO policies are marketed mainly through direct response methods, in which insureds apply directly to the company for insurance coverage over the telephone or through the mail. This is a significant element in GEICO's strategy to be a low cost insurer and still provide high value to customers.

    Premiums earned by GEICO during the first quarter of 1999 exceeded amounts earned during the first quarter of 1998 by 17.5%, reflecting continued growth of voluntary auto policies-in-force, partially offset by the effects of premium rate reductions taken over the past two years. In-force policy growth of 22.5% during the past year is attributed to accelerated levels of advertising and competitive premium rates. It is expected that the numbers of voluntary policies in-force will continue to grow at a substantial rate over the remainder of 1999.

                                    FORM 10-Q

BERKSHIRE HATHAWAY INC.                                              Q/E 3/31/99

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    INSURANCE SEGMENTS - UNDERWRITING (CONTINUED)

    GEICO's first quarter net underwriting results were breakeven in 1999 compared to a net underwriting gain of $61 million in 1998. The level of claim costs incurred, including loss adjustment expenses, during the first quarter of 1999 exceeded 1998 by 27.2 %. During the previous two years, GEICO's claim experience was better than expected, precipitating the aforementioned premium rate reductions. Consequently, claim costs are expected to rise faster than earned premiums over the near term future. Claim costs incurred in the first quarter of 1999 include higher than expected bodily injury claim reserves. As with all property and casualty insurance and reinsurance activities, the practices of estimating claim reserves are inherently imprecise. Cases will be settled and additional information will be revealed in the future with respect to the remaining cases resulting in changes to the estimated liabilities, which will be reflected in underwriting results in the periods made.

    Underwriting expenses incurred during the first quarter of 1999 exceeded 1998 by 19.2%, reflecting higher levels of promotional and personnel costs incurred to increase the production of new business. Promotional expenses will continue at a high level.

    BERKSHIRE HATHAWAY REINSURANCE GROUP

    The Berkshire Hathaway Reinsurance Group ("BHRG") provides principally excess reinsurance of property and casualty risks located throughout the world. In recent years the BHRG has written significant levels of catastrophe excess reinsurance which indemnify policyholders against primarily property losses arising from single catastrophic events such as an earthquake or hurricane.

    Premiums earned by the BHRG during the first quarter of 1999 and 1998 were $367 million and $349 million, respectively. In each period, premiums earned included approximately $285 million from retroactive reinsurance contracts. These contracts indemnify policyholders against yet unknown losses deriving from past events or provide periodic payments associated with settled claims. Loss payments are expected to occur over lengthy time periods. This business is expected to produce underwriting losses, reflected through periodic deferred charge amortization and reserve discount accretions. The business is accepted, in part, because of the large amounts of policyholder float generated. It is currently expected that new retroactive contracts will be accepted over the remainder of 1999 producing large amounts of additional premiums and float.

    Premiums earned from the catastrophe reinsurance business were $21 million during 1999 as compared to $24 million in 1998. Premium rates for catastrophe reinsurance have declined in recent years due to increased competition and, consequently, fewer contracts have been accepted by the BHRG. However, the BHRG remains subject to considerable risk of loss from catastrophe losses, particularly with respect to a major earthquake in California or hurricane in the United States. The periodic underwriting results of the BHRG, therefore, remain subject to extreme volatility.

    Net underwriting results of the BHRG include net gains from catastrophe reinsurance policies of $13 million in 1999 and $23 million in 1998. Structured settlement and retroactive reinsurance policies generated first quarter underwriting losses of $18 million in 1999 and $25 million in 1998 and other reinsurance business generated an underwriting gain of $12 million in 1999 as compared to a loss of $7 million in 1998.

    GENERAL RE

    On December 21,1998 General Re became a wholly-owned subsidiary of Berkshire upon completion of the merger of the two companies. General Re's results of operations are included in Berkshire's consolidated results beginning as of that date. The discussion that follows provides comparative results for 1998 although such results are not included in Berkshire's 1998 first quarter consolidated results.

    General Re and its affiliates conduct a global reinsurance business with operations in the United States and 124 other countries around the world. General Re's principal reinsurance operations are: (1) North American property/casualty, (2) International property/casualty, and (3) Global life/health.

    North American property/casualty operations underwrite predominantly excess reinsurance across various lines of business. The international property/casualty operations write quota-share and excess reinsurance on risks around the world. The global life/ health operations reinsure such risks world-wide. The international property/casualty and global life/health operations are conducted primarily through German-based Cologne Re and its subsidiaries. At March 31,1999, General Re maintained an 83% economic ownership interest in Cologne Re.

                                    FORM 10-Q

BERKSHIRE HATHAWAY INC.                                              Q/E 3/31/99

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    INSURANCE SEGMENTS - UNDERWRITING (CONTINUED)

    General Re's consolidated premiums earned totaled $1,551 million for the first quarter of 1999 compared to $1,474 million for the first quarter of 1998. For the first quarter of 1999, General Re produced a consolidated net underwriting loss of $136 million compared to a net underwriting gain of $17 million in 1998.

    Premiums earned from General Re's North American property/casualty operations were $632 million during the first quarter of 1999 compared to $647 million in 1998. Decreases in the national account reinsurance business exceeded growth in the regional account, specialty and facultative reinsurance businesses. In addition, a comparative decline in premium volume occurred in General Re's excess, surplus and specialty insurance operations due primarily to reductions in umbrella, excess liability and workers compensation business. The North American property/casualty operations produced a first quarter 1999 net underwriting loss of $29 million compared to a net underwriting profit of $14 million during the first quarter of 1998. The comparative decline in underwriting results primarily derives from additional expense accruals associated with General Re's new long-term incentive plan and higher commission expenses.

    Premiums earned from General Re's international property/casualty reinsurance businesses were $543 million during the first quarter of 1999 compared to $520 million in 1998. Virtually all of the increase in premiums earned was due to changes in foreign currency exchange rates. These businesses produced net underwriting losses of $57 million for the first quarter of 1999 compared to a small profit in 1998. First quarter 1999 underwriting results were adversely affected by higher levels of property losses, less favorable experience in excess liability and motor business and lower premium rates, especially for property catastrophe risks. Underwriting conditions internationally have generally deteriorated due to increased price competition.

    Premiums earned from General Re's global life/health reinsurance businesses were $376 million during the first quarter of 1999 compared to $307 million in 1998. The increase in reinsurance premiums earned was primarily attributed to growth in the health reinsurance business written in London and the Medicare Supplemental business written by the individual health division. General Re's global life/health businesses produced net underwriting losses of $50 million for the first quarter of 1999 compared to a small loss in 1998. The underwriting losses that occurred during 1999 were primarily attributable to continuing unfavorable results of Cologne Life Re's ("CLR") group health sector. The estimated loss provision of $275 million, which was recorded in 1998 on business written by a London-based managing underwriter for CLR's life/health operation, was unchanged during the first quarter of 1999.

    INSURANCE SEGMENTS - INVESTMENT INCOME

    Berkshire's insurance and reinsurance businesses generated pre-tax net investment income of $597 million for the first quarter of 1999 compared to $224 million for the first quarter of 1998. Pre-tax net investment income produced by General Re reinsurance businesses totaled $346 million for the first quarter of 1999. Invested assets held during the first quarter of 1999 include approximately $25 billion in assets added through the acquisition of General Re.

    Berkshire's various insurance businesses produce considerable amounts of investment income derived from shareholder capital as well as large amounts of policyholder float. "Float" represents an estimate of the net balance of funds payable to policyholders that is available for investment. Such funds are invested until they are paid to policyholders, often years into the future. Approximately $14.9 billion in float was added in December 1998 upon the acquisition of General Re. Total float as of March 31,1999 was approximately $22.9 billion compared to about $22.8 billion at December 31,1998. Increased float was generated by GEICO and the BHRG, offset by a decline in float at General Re.

    NON-INSURANCE BUSINESS SEGMENTS

    Results of operations of Berkshire's diverse non-insurance business segments are shown in the following table. Dollar amounts are in millions.

                                                                        First Quarter
                                                               ---------------------------------
                                                                     1999              1998
                                                               ---------------    --------------
                                                               Amount     %       Amount     %
                                                               ------    ---      ------    ---
Revenues ..................................................    $1,289    100.0     $939    100.0
Costs and expenses.........................................     1,152     89.4      822     87.5
                                                                -----    -----     ----    -----
Earnings before income taxes and minority interest ........       137     10.6      117     12.5
Applicable income taxes and minority interest .............        53      4.1       44      4.7
                                                               ------    -----     ----    -----
Net earnings ..............................................    $   84      6.5     $ 73      7.8
                                                               ======    =====     ====    =====

                                    FORM 10-Q

BERKSHIRE HATHAWAY INC.                                              Q/E 3/31/99

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

       NON-INSURANCE BUSINESS SEGMENTS (CONTINUED)

    Revenues from these several and diverse business activities during 1999's first quarter were greater by $350 million (37.3%) than revenues during the corresponding 1998 period. A significant portion of the increase relates to the acquisition of Executive Jet, Inc. ("Executive Jet") which was completed on August 7, 1998. Executive Jet is the world's leading provider of fractional ownership programs for general aviation aircraft. Executive Jet currently operates its NetJets(R) fractional ownership programs in the United States and Europe. In addition, Executive Jet is pursuing other international activities. The fractional ownership concept was first introduced in 1986. Since then the NetJets program has grown to include nine aircraft types with plans to introduce several more models in the next two years.

    Net earnings from this group of businesses were greater by $11 million (15.1%) than net earnings reported in the corresponding prior year period. The flight services segment which is comprised of Executive Jet and FlightSafety accounts for most of the comparative increase.

       GOODWILL AMORTIZATION AND OTHER PURCHASE-ACCOUNTING-ADJUSTMENTS

    Goodwill amortization and other purchase-accounting-adjustments reflect the after-tax effect on net earnings with respect to the amortization of goodwill of acquired businesses and the amortization of fair value adjustments to certain assets and liabilities which were recorded at the acquisition dates of certain businesses (principally General Re and GEICO). The increase in such charges during the first quarter of 1999 as compared to 1998 is primarily due to the acquisition of General Re on December 21, 1998.

       REALIZED INVESTMENT GAIN/LOSS

    Realized investment gain/loss has been a recurring element in Berkshire's net earnings for many years. Such amounts -- recorded when investments are sold, other than temporarily impaired or in certain situations, as required under GAAP, when investments are marked-to-market with a corresponding gain or loss included in earnings -- may fluctuate significantly from period to period, resulting in a meaningful effect on reported net earnings. The Consolidated Statements of Earnings include after-tax realized investment gains of $247 million and $470 million for the first quarter of 1999 and 1998, respectively.

FINANCIAL CONDITION

    Berkshire's balance sheet continues to reflect significant liquidity and above average capital strength. Shareholders' equity at March 31, 1999, was $57.9 billion, or $38,097 per equivalent share of Class A Common Stock.

YEAR 2000 ISSUE

    Many computer systems in use today may be unable to correctly process data or may not operate at all after December 31, 1999 because those systems recognize the year within a date only by the last two digits. Some computer programs may interpret the year "00" as 1900, instead of as 2000, causing errors in calculations or the value "00" may be considered invalid by the computer program, causing the system to fail. Year 2000 issues affect: (1) Information Technology (IT) utilized in Berkshire's widely diversified business information systems, (2) non-IT systems utilized by the Company, such as communications, facilities management, and manufacturing and service equipment containing embedded computer chips, and (3) IT and non-IT systems of significant customers, suppliers, business partners and equity investees.

    Berkshire and its subsidiaries could be adversely affected if Year 2000 issues are not resolved by Berkshire or its significant customers, suppliers, business partners or equity investees before the Year 2000. Possible adverse consequences include but are not limited to: (1) the inability to obtain products or services used in business operations, (2) the inability to transact business with key customers, (3) the inability to execute transactions through the financial markets, (4) the inability to manufacture or deliver goods or services sold to customers, (5) the decline in economic value of one or more of Berkshire's significant equity investees and (6) the occurrence of Year 2000 related losses under property and casualty insurance and reinsurance contracts entered into by subsidiaries. Berkshire's management believes that at least some minor disruptions due to Year 2000 issues will occur. On a worst case basis, if Berkshire, one or more of its significant business partners, equity investees or key governmental bodies are unable to implement timely and effective solutions to the Year 2000 issues, Berkshire could suffer material adverse effects. The financial impact of such effects cannot currently be estimated.

    Although Berkshire's business operations are diverse, they all rely on computers to conduct daily business activities. Because of the diversity of those operations, Year 2000 issues are independently managed at each of Berkshire's operating units. Berkshire and its subsidiaries have been working on Year 2000 readiness issues in varying degrees for several years and considerable progress has been achieved.

                                    FORM 10-Q

BERKSHIRE HATHAWAY INC.                                              Q/E 3/31/99

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

YEAR 2000 ISSUE (CONTINUED)

    Generally, the stages involved in managing Year 2000 issues include (a) identifying the IT and non-IT systems that are non-compliant, (b) formulating strategies to remedying the problems, (c) making the changes necessary through purchasing compliant systems or fixing existing systems, (d) testing the changes and (e) developing contingency plans. The identification and formulation stages are essentially complete. Many systems have been purchased, upgraded or corrected to make them Year 2000 compliant. In certain instances the certifications of Year 2000 compliance have been obtained from the manufacturers of systems in use. Management continues to believe that by the end of 1999, all critical systems that are not currently Year 2000 compliant will be corrected or replaced.

    Testing of systems that are believed to be Year 2000 compliant have been completed in many instances. Significant levels of testing will continue throughout 1999. Berkshire has contacted a large number of its business partners to obtain information regarding their own progress on Year 2000 issues. While all business partners have not fully completed their own Year 2000 projects, Berkshire is currently not aware of any significant business partner whose Year 2000 issues will not be resolved in a timely manner. However, there is no assurance that significant Year 2000 related problems will not ultimately arise with its business partners.

    Berkshire and its subsidiaries expect to ultimately incur about $60 million in identification, remediation and testing of Year 2000 issues. Approximately $42 million of this amount was incurred as of March 31, 1999. Year 2000 related costs are expensed as incurred. Berkshire management does not believe that any significant IT projects have been delayed due to Year 2000 efforts.

    Berkshire and its subsidiaries have begun consideration of contingency plans to deal with certain Year 2000 issues in the event that remediation efforts are unsuccessful. Such plans will be more fully developed in 1999 to address specific areas of need.

FORWARD-LOOKING STATEMENTS

    Investors are cautioned that certain statements contained in this document, including but not limited to those under the caption Year 2000 Issues as well as some statements in periodic press releases and some oral statements of Berkshire officials during presentations about Berkshire, are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, which include words such as "expects", "anticipates", "intends", "plans", "believes", "estimates", or similar expressions. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Berkshire actions, which may be provided by management are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about Berkshire, economic and market factors and the industries in which Berkshire does business, among other things. These statements are not guaranties of future performance and Berkshire has no specific intention to update these statements.

    Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause Berkshire's actual performance and future events and actions to differ materially from such forward-looking statements, include, but are not limited to, changes in market prices of Berkshire's significant equity investees, the ability of Berkshire and its significant business partners and equity investees to successfully implement timely Year 2000 solutions, the occurrence of one or more catastrophic events, such as an earthquake or hurricane that causes losses insured by Berkshire's insurance subsidiaries, changes in insurance laws or regulations, changes in Federal income tax laws, and changes in general economic and market factors that affect the prices of securities or the industries in which Berkshire and its affiliates do business, especially those affecting the property and casualty insurance industry.

                                    FORM 10-Q

BERKSHIRE HATHAWAY INC.                                              Q/E 3/31/99



                            PART II OTHER INFORMATION



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

        Exhibit 27 -- Financial Data Schedule



                                    SIGNATURE

        Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             BERKSHIRE HATHAWAY INC.
                                                  (Registrant)


Date May 14, 1999                                  /s/ Marc D. Hamburg
                                             ---------------------------------
                                                      (Signature)
                                              Marc D. Hamburg, Vice President
                                              and Principal Financial Officer