Form 10-Q
period 1999-06-30
BERKSHIRE HATHAWAY INC
filed 1999-08-16
CIK 1067983

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1999

                                       OR


[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

Commission file number 001-14905


                             BERKSHIRE HATHAWAY INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                  47-0813844
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

  [X]     [ ]
  YES      NO

         Number of shares of common stock outstanding as of July 30, 1999:

                                    Class A --     1,342,423
                                    Class B --     5,321,961

                                    FORM 10-Q

BERKSHIRE HATHAWAY INC.                                              Q/E 6/30/99


PART I - FINANCIAL INFORMATION                                                         PAGE NO.
                                                                                       --------
         ITEM 1.     FINANCIAL STATEMENTS

                     Consolidated Balance Sheets--                                            2
                     June 30, 1999 and December 31, 1998

                     Consolidated Statements of Earnings--                                    3
                     Second Quarter and First Half 1999 and 1998

                     Condensed Consolidated Statements of Cash Flows --                       4
                     First Half 1999 and 1998

                     Notes to Interim Consolidated Financial Statements                  5 - 10

         ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                  11 - 16
                     CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION

         ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                     17


         ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                        17

                                    FORM 10-Q

BERKSHIRE HATHAWAY INC.                                              Q/E 6/30/99

                          PART I FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEETS
                   (dollars in millions except share amounts)

                                                             June 30,  December 31,
                                                               1999       1998
                                                             --------  ------------
ASSETS
Cash and cash equivalents ................................   $  4,229   $ 13,582
Investments:
   Securities with fixed maturities ......................     30,383     21,246
   Equity securities and other investments ...............     38,966     39,761
Receivables ..............................................      8,058      7,224
Inventories ..............................................        752        767
Assets of finance and financial products businesses ......     19,831     16,989
Property, plant and equipment ............................      1,667      1,509
Goodwill of acquired businesses ..........................     18,371     18,570
Other assets .............................................      2,909      2,589
                                                             --------   --------
                                                             $125,166   $122,237
                                                             ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Losses and loss adjustment expenses ......................   $ 23,084   $ 23,012
Unearned premiums ........................................      3,920      3,324
Accounts payable, accruals and other liabilities .........      7,439      7,182
Income taxes, principally deferred .......................     10,254     11,762
Borrowings under investment agreements and other debt ....      2,594      2,385
Liabilities of finance and financial products businesses .     18,327     15,525
                                                             --------   --------
                                                               65,618     63,190
                                                             --------   --------
Minority shareholders' interests .........................      1,507      1,644
                                                             --------   --------
Shareholders' equity:
   Common Stock: *
   Class A Common Stock, $5 par value and Class B
   Common Stock, $0.1667 par value .......................          8          8
Capital in excess of par value ...........................     25,179     25,121
Accumulated other comprehensive income ...................     17,977     18,510
Retained earnings ........................................     14,877     13,764
                                                             --------   --------
     Total shareholders' equity ..........................     58,041     57,403
                                                             --------   --------
                                                             $125,166   $122,237
                                                             ========   ========


* Class B Common Stock has economic rights equal to one-thirtieth (1/30) of the economic rights of Class A Common Stock. On an equivalent Class A Common Stock basis, there are 1,519,816 shares outstanding at June 30, 1999 and 1,518,548 shares outstanding on December 31, 1998.


    See accompanying Notes to Interim Consolidated Financial Statements

                                    FORM 10-Q

BERKSHIRE HATHAWAY INC.                                              Q/E 6/30/99

                       CONSOLIDATED STATEMENTS OF EARNINGS
                 (dollars in millions except per share amounts)

                                                                     Second Quarter          First Half
                                                              -----------------------   -----------------------
                                                                 1999          1998        1999         1998
                                                              ----------   ----------   ----------   ----------
REVENUES:
   Insurance premiums earned ..............................   $    3,027   $    1,249   $    6,097   $    2,616
   Sales and service revenues .............................        1,428        1,056        2,769        2,043
   Interest, dividend and other investment income .........          534          269        1,107          505
   Income from finance and financial products businesses ..           76           11          135           23
   Realized investment gain ...............................          396        1,351          799        2,074
                                                              ----------   ----------   ----------   ----------
                                                                   5,461        3,936       10,907        7,261
                                                              ----------   ----------   ----------   ----------
COST AND EXPENSES:
   Insurance losses and loss adjustment expenses ..........        2,356          854        4,797        1,948
   Insurance underwriting expenses ........................          823          308        1,592          532
   Cost of products and services sold .....................          997          661        1,931        1,280
   Selling, general and administrative expenses ...........          269          247          538          496
   Goodwill amortization ..................................          119           24          237           47
   Interest expense .......................................           32           27           65           54
                                                              ----------   ----------   ----------   ----------
                                                                   4,596        2,121        9,160        4,357
                                                              ----------   ----------   ----------   ----------
EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST ........          865        1,815        1,747        2,904
   Income taxes ...........................................          291          624          618          987
   Minority interest ......................................            2           15           16           19
                                                              ----------   ----------   ----------   ----------
NET EARNINGS ..............................................   $      572   $    1,176   $    1,113   $    1,898
                                                              ==========   ==========   ==========   ==========
   Average shares outstanding * ...........................    1,519,657    1,241,200    1,519,279    1,240,957
NET EARNINGS PER SHARE * ..................................   $      376   $      947   $      733   $    1,529
                                                              ==========   ==========   ==========   ==========




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




See accompanying Notes to Interim Consolidated Financial Statements

                                    FORM 10-Q

BERKSHIRE HATHAWAY INC.                                              Q/E 6/30/99

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (dollars in millions)

                                                                                          First Half
                                                                                     --------------------
                                                                                       1999        1998
                                                                                     --------    --------
Net cash flows from operating activities .........................................   $ (1,060)   $   (131)
                                                                                     --------    --------
  Cash flows from investing activities:
   Purchases of investments ......................................................    (13,491)     (3,915)
   Proceeds on sales and maturities of investments ...............................      4,851      10,607
   Loans and investments originated in finance businesses ........................     (1,200)       (213)
   Principal collections on loans and investments originated in finance businesses        498         128
   Acquisition of business .......................................................       --          (210)
   Other .........................................................................       (207)       (104)
                                                                                     --------    --------
Net cash flows from investing activities .........................................     (9,549)      6,293
                                                                                     --------    --------
  Cash flows from financing activities:
   Proceeds from borrowings of finance businesses ................................        503          61
   Proceeds from other borrowings ................................................        971         596
   Repayments of borrowings of finance businesses ................................        (53)        (65)
   Repayments of other borrowings ................................................       (907)       (672)
   Other .........................................................................         24        --
                                                                                     --------    --------
Net cash flows from financing activities .........................................        538         (80)
                                                                                     --------    --------
Increase (decrease) in cash and cash equivalents .................................    (10,071)      6,082
Cash and cash equivalents at beginning of year* ..................................     14,489       1,058
                                                                                     --------    --------
Cash and cash equivalents at end of first half* ..................................   $  4,418    $  7,140
                                                                                     ========    ========

Supplemental cash flow information:
    Cash paid during the period for:
      Income taxes ...............................................................   $  1,757    $    832
      Interest ...................................................................        137          60
Non-cash investing activity:
   Liabilities assumed in connection with acquisition of business ................       --            51
   Common shares issued in connection with acquisition of business ...............       --           323
   Contingent value of Exchange Notes recognized in earnings .....................          3          17
   Value of equity securities used to redeem Exchange Notes ......................         13         106

*  Cash and cash equivalents are comprised of the following:
   Beginning of year --
      Finance and financial products businesses ..................................   $    907    $     56
      Other ......................................................................     13,582       1,002
                                                                                     --------    --------
                                                                                     $ 14,489    $  1,058
                                                                                     ========    ========
   End of first half --
      Finance and financial products businesses ..................................   $    189    $     22
      Other ......................................................................      4,229       7,118
                                                                                     --------    --------
                                                                                     $  4,418    $  7,140
                                                                                     ========    ========



See accompanying Notes to Interim Consolidated Financial Statements

                                    FORM 10-Q

BERKSHIRE HATHAWAY INC.                                              Q/E 6/30/99

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

     During the second quarter, the company restated its December 31, 1998 Consolidated Balance Sheet. The restatement resulted from a further review of the opening balance sheet of General Re Corporation which was used as the basis for recording the fair value of the assets and liabilities acquired in connection with the acquisition of General Re Corporation which closed on December 21, 1998. The effect of the restatement was to increase goodwill of acquired businesses by $124 million and to increase property, plant and equipment by $18 million with a corresponding decrease of $142 million in other assets from the amounts previously reported. The restatement had no effect on the previously reported earnings for the year ended December 31, 1998.

     In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" ("SFAS No. 137"). FASB Statement No. 133 was discussed in Note 1 to the Consolidated Financial Statements in Berkshire's 1998 Annual Report. SFAS No. 137 delays the effective date for implementing SFAS No. 133 and Berkshire will adopt the requirements of SFAS No. 133 as of the beginning of 2001.

NOTE 2.  BUSINESS ACQUISITIONS

     On July 23, 1998, Berkshire signed a merger agreement with Executive Jet, Inc. ("Executive Jet") and on August 7, 1998, the merger was completed. Under the terms of the Executive Jet agreement, shareholders of Executive Jet received total consideration of approximately $725 million, consisting of $350 million in cash and the remainder in Class A and Class B Common Stock.

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

                                    FORM 10-Q

BERKSHIRE HATHAWAY INC.                                              Q/E 6/30/99

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2.  BUSINESS ACQUISITIONS (CONTINUED)

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

     The results of operations for each of these entities are included in Berkshire's consolidated results of operations from the dates of each merger. The following table sets forth certain consolidated earnings data for the first half of 1998, as if the Executive Jet and General Re acquisitions had been consummated on the same terms at the beginning of 1998. Dollars in millions except per share amount.

                                                                           1998
                                                                         -------
Insurance premiums earned ..........................................     $ 5,562
Sales and service revenues .........................................       2,479
Total revenues .....................................................      11,276
Net earnings .......................................................       2,177
Earnings per equivalent Class A Common Share .......................       1,434


NOTE 3.  INVESTMENTS IN SECURITIES WITH FIXED MATURITIES

     Data with respect to investments in securities with fixed maturities (other than securities with fixed maturities held by finance and financial products businesses -- See Note 8) are shown in the tabulation below (in millions).

                                                      June 30,      December 31,
                                                        1999           1998
                                                      --------      ------------
Amortized cost ...................................    $ 30,642        $ 21,159
Gross unrealized gains ...........................         208              94
Gross unrealized losses ..........................        (467)             (7)
                                                      --------        --------
Estimated fair value .............................    $ 30,383        $ 21,246
                                                      ========        ========


NOTE 4.  INVESTMENTS IN EQUITY SECURITIES AND OTHER INVESTMENTS

     Data with respect to investments in equity securities and other investments are shown in the tabulation below (in millions).

                                                      June 30,      December 31,
                                                        1999           1998
                                                      --------      ------------
Total cost .........................................  $ 10,380         $ 10,897
Gross unrealized gains .............................    28,676           28,902
Gross unrealized losses ............................       (90)             (38)
                                                      --------         --------
Total fair value ...................................  $ 38,966         $ 39,761
                                                      ========         ========
Fair value:
   American Express Company ........................  $  6,576         $  5,180
   The Coca-Cola Company ...........................    12,400           13,400
   The Gillette Company ............................     3,936            4,590
   Other equity securities .........................    14,379           14,951
   Other investments ...............................     1,675            1,640
                                                      --------         --------
Total ..............................................  $ 38,966         $ 39,761
                                                      ========         ========

                                    FORM 10-Q

BERKSHIRE HATHAWAY INC.                                              Q/E 6/30/99

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5.  DEFERRED INCOME TAX LIABILITIES

     The tax effects of significant items comprising the Company's net deferred tax liabilities as of June 30, 1999 and December 31, 1998 are as follows (in millions):

                                                           June 30,    December 31,
                                                             1999          1998
                                                           --------      --------
Deferred tax liabilities:
   Relating to unrealized appreciation of investments ...  $  9,874      $ 10,149
   Other ................................................     1,437         1,615
                                                           --------      --------
                                                             11,311        11,764
Deferred tax assets .....................................    (1,150)       (1,008)
                                                           --------      --------
   Net deferred tax liabilities .........................  $ 10,161      $ 10,756
                                                           ========      ========


NOTE 6.  COMMON STOCK

     The following table summarizes Berkshire's common stock activity during the first half of 1999.

                                                   Class A Common Stock            Class B Common Stock
                                              (1,650,000 shares authorized)   (55,000,000 shares authorized)
                                                  Issued and Outstanding          Issued and Outstanding
                                              -----------------------------   ------------------------------
Balance at December 31, 1998 ................            1,349,535                        5,070,379
Conversions of Class A Common Stock
   to Class B Common Stock and other ........              (7,065)                          250,004
                                                         ---------                        ---------
Balance at June 30, 1999 ....................            1,342,470                        5,320,383
                                                         =========                        =========


     Each share of Class A Common Stock is convertible, at the option of the holder, into thirty shares of Class B Common Stock. Class B Common Stock is not convertible into Class A Common Stock. Class B Common Stock has economic rights equal to one-thirtieth (1/30) of the economic rights of Class A Common Stock. Accordingly, on an equivalent Class A Common Stock basis, there are 1,519,816 shares outstanding at June 30, 1999 and 1,518,548 shares outstanding on December 31, 1998.

     Each Class A Common share is entitled to one vote per share. Each Class B Common share possesses the voting rights of one-two-hundredth (1/200) of the voting rights of a Class A share. Class A and Class B Common shares vote together as a single class.

NOTE 7.  COMPREHENSIVE INCOME

     Berkshire's comprehensive income for the second quarter and first half of 1999 and 1998 is shown in the table below (in millions). Other comprehensive income consists of unrealized gains and losses on investments and foreign currency translation adjustments associated with foreign-based business operations.

                                                                         Second Quarter           First Half
                                                                      -------------------     -------------------
                                                                       1999         1998       1999        1998
                                                                      -------     -------     -------     -------
Net earnings ......................................................   $   572     $ 1,176     $ 1,113     $ 1,898
Other comprehensive income:
   Increase(decrease) in unrealized appreciation of investments ...      (715)      1,477        (821)      5,050
   Applicable income taxes and minority interests .................       255        (516)        300      (1,811)
   Foreign currency translation losses ............................       (50)       --           (71)       --
   Applicable income taxes and minority interests .................        54        --            59        --
                                                                      -------     -------     -------     -------
                                                                         (456)        961        (533)      3,239
                                                                      -------     -------     -------     -------
Comprehensive income ..............................................   $   116     $ 2,137     $   580     $ 5,137
                                                                      =======     =======     =======     =======

                                    FORM 10-Q

BERKSHIRE HATHAWAY INC.                                              Q/E 6/30/99

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8.  FINANCE AND FINANCIAL PRODUCTS BUSINESSES

     Assets and liabilities of Berkshire's finance and financial products businesses are summarized below (in millions).

                                                            June 30,   December 31,
                                                             1999         1998
                                                            -------      -------
ASSETS
Cash and cash equivalents ...............................   $   189      $   907
Investments in securities with fixed maturities:
     Held to maturity, at cost ..........................     1,905        1,227
     Trading, at fair value .............................     9,178        5,219
     Available for sale, at fair value ..................       873          743
Trading account assets ..................................     5,190        6,234
Securities purchased under agreements to resell .........     1,020        1,083
Other ...................................................     1,476        1,576
                                                            -------      -------
                                                            $19,831      $16,989
                                                            =======      =======

LIABILITIES
Annuity reserves and policyholder liabilities ...........   $   830      $   816
Securities sold under agreements to repurchase ..........     8,158        4,065
Securities sold but not yet purchased ...................     1,300        1,181
Trading account liabilities .............................     4,290        5,834
Notes payable and other borrowings ......................     1,937        1,503
Other ...................................................     1,812        2,126
                                                            -------      -------
                                                            $18,327      $15,525
                                                            =======      =======

NOTE 9. BUSINESS SEGMENT DATA

     A disaggregation of Berkshire's consolidated data for the second quarter and first half of each of the two most recent years is as follows. Amounts are in millions.


                                                                                    REVENUES
                                                                 -----------------------------------------------
                                                                     Second Quarter             First Half
                                                                 ---------------------     ---------------------
                                                                   1999         1998         1999         1998
                                                                 --------     --------     --------     --------
OPERATING SEGMENTS:
GEICO Corporation * .........................................    $  1,168     $    985     $  2,269     $  1,922
Berkshire Hathaway Reinsurance Group * ......................         178          179          545          528
Berkshire Hathaway Primary Insurance Group * ................          67           85          118          166
General Re * ................................................       1,614         --          3,165         --
Buffalo News ................................................          39           39           76           75
Flight services .............................................         443          120          874          225
Home furnishings ............................................         209          184          400          364
International Dairy Queen ...................................         144          126          245          224
Jewelry .....................................................         106           88          192          168
Scott Fetzer Companies ......................................         256          259          509          520
See's Candies ...............................................          53           57          118          114
Shoe group ..................................................         122          122          247          244
                                                                 --------     --------     --------     --------
                                                                    4,399        2,244        8,758        4,550
Reconciliation of segment amounts to consolidated amounts:
   Other sales and service revenues .........................          56           60          108          109
   Interest, dividend and other investment income ...........         608          271        1,218          508
   Income from finance and financial products businesses ....          76           11          135           23
   Realized investment gain .................................         396        1,351          799        2,074
   Purchase-accounting-adjustments ..........................         (74)          (1)        (111)          (3)
                                                                 --------     --------     --------     --------
                                                                 $  5,461     $  3,936     $ 10,907     $  7,261
                                                                 ========     ========     ========     ========

* Represents insurance premiums earned

                                    FORM 10-Q

BERKSHIRE HATHAWAY INC.                                              Q/E 6/30/99

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9. BUSINESS SEGMENT DATA (CONTINUED)

                                                                                 OPERATING PROFIT BEFORE TAXES
                                                                         -------------------------------------------
                                                                            Second Quarter            First Half
                                                                         -------------------     -------------------
                                                                           1999        1998       1999        1998
                                                                         -------     -------     -------     -------
OPERATING SEGMENTS:
GEICO Corporation ** ................................................    $    20     $    93     $    20     $   154
Berkshire Hathaway Reinsurance Group ** .............................         38          (4)         45         (13)
Berkshire Hathaway Primary Insurance Group ** .......................         (1)         (2)          1          (5)
General Re ** .......................................................       (190)       --          (326)       --
Buffalo News ........................................................         14          14          26          25
Flight services .....................................................         60          48         112          82
Home furnishings ....................................................         20          16          35          31
International Dairy Queen ...........................................         21          19          30          29
Jewelry .............................................................          7           4           9           5
Scott Fetzer Companies ..............................................         30          29          62          62
See's Candies .......................................................          6           8          15          14
Shoe group ..........................................................          3           6           9          13
                                                                         -------     -------     -------     -------
                                                                              28         231          38         397
Reconciliation of segment amounts to consolidated amounts:
   Interest, dividend and other investment income ...................        599         269       1,206         504
   Income from finance and financial products businesses ............         76          11         135          23
   Realized investment gain .........................................        396       1,351         799       2,074
   Interest expense *** .............................................        (28)        (25)        (56)        (51)
   Corporate and other ..............................................          7           5           3          11
   Goodwill amortization and other purchase-accounting-adjustments ..       (213)        (27)       (378)        (54)
                                                                         -------     -------     -------     -------
                                                                         $   865     $ 1,815     $ 1,747     $ 2,904
                                                                         =======     =======     =======     =======

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

NOTE 10. INFORMATION ABOUT CERTAIN SUBSIDIARIES

     The accompanying consolidated financial statements include the accounts of OBH Inc. (formerly Berkshire Hathaway Inc.), which became a wholly-owned subsidiary of Berkshire upon completion of the General Re merger. Condensed consolidated balance sheets of OBH Inc. are as follows (dollars in millions):

                                                                  June 30, 1999   Dec. 31, 1998
                                                                  -------------   -------------
ASSETS
Cash and cash equivalents .........................................   $ 2,385        $ 8,841
Investments in marketable equity and fixed maturity securities.....    47,899         40,572
Assets of finance and financial products businesses ...............    10,196          5,759
Goodwill of acquired businesses ...................................     3,979          4,004
Other assets ......................................................     5,865          5,140
                                                                      -------        -------
                                                                      $70,324        $64,316
                                                                      =======        =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Losses and loss adjustment expenses ...............................   $ 7,698        $ 7,198
Unearned premiums, accounts payable and other liabilities .........     4,908          4,483
Income taxes, principally deferred ................................    10,006         10,426
Borrowings under investment agreements and other debt .............     2,311          2,056
Liabilities of finance and financial products businesses ..........     9,366          4,881
                                                                      -------        -------
                                                                       34,289         29,044
                                                                      -------        -------
Total shareholders' equity ........................................    36,035         35,272
                                                                      -------        -------
                                                                      $70,324        $64,316
                                                                      =======        =======

                                    FORM 10-Q

BERKSHIRE HATHAWAY INC.                                              Q/E 6/30/99

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10. INFORMATION ABOUT CERTAIN SUBSIDIARIES (CONTINUED)

     Net earnings of OBH Inc. for the second quarter and first half of 1999 and 1998 are summarized below (in millions).

                                                          Second Quarter            First Half
                                                        ------------------      ------------------
                                                         1999        1998        1999        1998
                                                        ------      ------      ------      ------
Revenues .........................................      $3,531      $3,936      $7,065      $7,261
Cost and expenses ................................       2,672       2,121       5,440       4,357
                                                        ------      ------      ------      ------
Earnings before income taxes and minority interest         859       1,815       1,625       2,904
Income taxes and minority interest ...............         288         639         546       1,006
                                                        ------      ------      ------      ------
Net earnings .....................................      $  571      $1,176      $1,079      $1,898
                                                        ======      ======      ======      ======


     The summarized financial data of the finance and financial products businesses (See Note 8) includes the activities conducted by the Scott Fetzer Financial Group and its subsidiaries ("SFFG"). Assets and liabilities of SFFG are summarized below (in millions).

                                                                     June 30, 1999    Dec. 31, 1998
                                                                     -------------    -------------
ASSETS
Cash and cash equivalents ............................................   $  126           $   98
Mortgage-backed securities, installment loans and other receivables ..      155              371
Trading securities, at market ........................................    7,714            3,488
Securities purchased under agreements to resell ......................      508              192
                                                                         ------           ------
                                                                         $8,503           $4,149
                                                                         ======           ======
LIABILITIES
6 3/4% Notes, due 2001 and borrowings under investment agreements ....   $  144           $  152
Securities sold under agreements to repurchase .......................    7,602            3,469
Securities sold but not yet purchased ................................      495              177
Other* ...............................................................      138              208
                                                                         ------           ------
                                                                         $8,379           $4,006
                                                                         ======           ======

* Other liabilities include payables to affiliates of $133 at June 30, 1999 and $105 at December 31, 1998.

Net earnings of SFFG for the second quarter and first half are summarized below (in millions).

                                         Second Quarter         First Half
                                        ----------------      -----------------
                                         1999       1998      1999        1998
                                        -----      -----      -----       -----
Revenues ............................   $  92      $  10      $ 107       $  21
Cost and expenses ...................      72          7        126          13
                                        -----      -----      -----       -----
Earnings(loss) before income taxes ..      20          3        (19)          8
Income taxes ........................       7          1         (7)          3
                                        -----      -----      -----       -----
Net earnings ........................   $  13      $   2      $ (12)      $   5
                                        =====      =====      =====       =====

                                    FORM 10-Q

BERKSHIRE HATHAWAY INC.                                              Q/E 6/30/99

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net earnings for the second quarter and first half of 1999 and 1998 are disaggregated in the table that follows. Amounts are after deducting minority interests and income taxes.

                                                                                   (dollars in millions)
                                                                        Second Quarter                First Half
                                                                     ---------------------       ---------------------
                                                                      1999          1998          1999          1998
                                                                     -------       -------       -------       -------
Insurance segments - underwriting ................................   $   (76)      $    57       $  (162)      $    88
Insurance segments - investment income ...........................       426           196           853           369
Non-insurance business segments ..................................        96            86           180           159
Interest expense .................................................       (18)          (16)          (36)          (32)
Goodwill amortization and other purchase-accounting-adjustments ..      (186)          (25)         (335)          (51)
Other ............................................................        57            14            93            31
                                                                     -------       -------       -------       -------
   Earnings before realized investment gain ......................       299           312           593           564
Realized investment gain .........................................       273           864           520         1,334
                                                                     -------       -------       -------       -------
Net earnings .....................................................   $   572       $ 1,176       $ 1,113       $ 1,898
                                                                     =======       =======       =======       =======


     INSURANCE SEGMENTS -- UNDERWRITING

     A summary follows of underwriting results from Berkshire's insurance segments for the second quarter and first half of 1999 and 1998. Dollar amounts are in millions.

                                                        Second Quarter          First Half
                                                       ----------------      ----------------
                                                       1999       1998       1999       1998
                                                       -----      -----      -----      -----
Underwriting gain (loss) attributable to:
   GEICO ...........................................   $  20      $  93      $  20      $ 154
   General Re ......................................    (190)      --         (326)      --
   Berkshire Hathaway Reinsurance Group ............      38         (4)        45        (13)
   Berkshire Hathaway Primary Insurance Group ......      (1)        (2)         1         (5)
                                                       -----      -----      -----      -----
Pre-tax underwriting gain (loss) ...................    (133)        87       (260)       136
Income taxes and minority interest .................     (57)        30        (98)        48
                                                       -----      -----      -----      -----
   Net underwriting gain (loss) ....................   $ (76)     $  57      $(162)     $  88
                                                       =====      =====      =====      =====


     Berkshire engages in both primary insurance and reinsurance of property and casualty risks. Through General Re, Berkshire also reinsures life and health risks. In primary insurance activities, Berkshire subsidiaries assume defined portions of the risks of loss from persons or organizations that are directly subject to the risks. In reinsurance activities, Berkshire subsidiaries assume defined portions of similar or dissimilar risks that other insurers or reinsurers have subjected themselves to in their own insuring activities. Berkshire's principal insurance businesses are: (1) GEICO, the sixth largest auto insurer in the United States (2) Berkshire Hathaway Reinsurance Group (3) General Re, one of the four largest reinsurers in the world and (4) Berkshire Hathaway Primary Insurance Group. See Note 2 to the Interim Consolidated Financial Statements for information regarding the General Re acquisition.

     GEICO CORPORATION

     GEICO Corporation through its affiliates ("GEICO") provides private passenger auto insurance to customers in 48 states and the District of Columbia. GEICO policies are marketed mainly through direct response methods, in which insureds apply directly to the company for insurance coverage over the telephone or through the mail. This is a significant element in GEICO's strategy to be a low cost insurer and still provide high value to customers.

                                    FORM 10-Q

BERKSHIRE HATHAWAY INC.                                              Q/E 6/30/99

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

       INSURANCE SEGMENTS - UNDERWRITING (CONTINUED)

     GEICO's underwriting results for the second quarter and first half of 1999 and 1998 are summarized in the table below. Dollar amounts are in millions.

                                         Second Quarter          First Half
                                       -----------------     -----------------
                                        1999       1998       1999       1998
                                       ------     ------     ------     ------
Premiums earned .....................  $1,168     $  985     $2,269     $1,922
Losses and loss expenses ............     921        716      1,816      1,419
Underwriting expenses ...............     227        176        433        349
                                       ------     ------     ------     ------
Underwriting gain ...................  $   20     $   93     $   20     $  154
                                       ======     ======     ======     ======



     The increased premium volume in 1999 was attributed to the continuing growth of voluntary automobile policies in-force, offset by the effects of premium rate reductions taken over the past two years in certain states. Over the past twelve months, the total number of policies in-force has grown 23.3%, reflecting increases of 18.9% in the preferred-risk market and 44.6% in the standard and non-standard markets. Competitive premium rates and ongoing marketing efforts are expected to produce additional growth during the remainder of 1999.

     As shown in the table above, GEICO's net underwriting gains in 1999 periods were considerably lower than the corresponding periods in 1998. Rate reductions caused losses and loss expenses to grow relative to premiums. Additionally, claim costs in 1999 periods also include the effects of higher frequency of physical damage claims and higher numbers of new bodily injury cases.

     GEICO's underwriting expenses incurred during the second quarter and first half of 1999 exceeded corresponding prior year amounts by 29.0% and 24.1%, respectively. The increased expenses were caused by higher promotional and other costs associated with the generation of policy growth.

     BERKSHIRE HATHAWAY REINSURANCE GROUP

     Berkshire Hathaway Reinsurance Group ("BHRG") provides principally excess reinsurance of property and casualty risks located throughout the world. In recent years BHRG has written significant levels of catastrophe excess reinsurance which indemnify policyholders against primarily property losses arising from single catastrophic events such as an earthquake or hurricane.

     Premiums earned during the second quarter of 1999 of $178 million by BHRG were essentially unchanged from the second quarter of 1998. For the first half, premiums earned in 1999 of $545 million exceeded 1998 by 3.2%. Premiums earned during the first half of both 1999 and 1998 include approximately $280 million from retroactive reinsurance contracts, which indemnify ceding companies with respect to past loss occurrences.

     In July 1999, BHRG entered into a significant retroactive reinsurance agreement with an affiliate of a major property/casualty insurer. The agreement provides that BHRG indemnify the reinsured for losses in excess of a fixed amount retained by the reinsured. BHRG anticipates that a significant level of asbestos and environmental claims will arise under this agreement. Premiums earned during the third quarter 1999 will include approximately $1.2 billion from this agreement but there will be little effect on earnings. A deferred charge representing the excess of loss reserves established over the premiums received will be recorded and subsequently amortized against income over the estimated claim settlement period.

     The retroactive reinsurance business, which includes contracts that indemnify reinsureds with respect to past loss events or that provide periodic payments with respect to settled claims, is normally expected to produce net underwriting losses. Premiums for this business are based in part on time-value-of-money concepts, especially when lengthy claim settlement periods are anticipated. Underwriting losses are recognized over time through the recurring amortization of deferred charges and accretion of discounted structured settlement liabilities. During the first half of both 1999 and 1998, underwriting losses totaled approximately $45 million. The level of underwriting losses attributed to retroactive reinsurance is expected to increase in future periods as a result of the amortization of deferred charges established in connection with contracts recently written, in particular the July transaction referenced above. Nevertheless, this business is accepted because of the large levels of investable policyholder funds produced.

                                    FORM 10-Q

BERKSHIRE HATHAWAY INC.                                              Q/E 6/30/99

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

       INSURANCE SEGMENTS - UNDERWRITING (CONTINUED)

     Premiums earned with respect to catastrophe reinsurance contracts during 1999 were $152 million in the second quarter and $173 million in the first half. This compares to premiums earned of $110 million and $133 million in the comparable 1998 periods. Catastrophe losses incurred during each period were relatively minor. During the first half of 1999, BHRG's catastrophe business produced net underwriting gains of about $101 million as compared to a net underwriting gain of $64 million for the first half of 1998. While BHRG has not suffered a truly large loss during the first half of 1999, very significant exposure to catastrophe losses remains. BHRG's greatest catastrophe exposures currently pertain to a major earthquake in California or hurricane affecting the United States.

     GENERAL RE

     On December 21,1998 General Re became a wholly-owned subsidiary of Berkshire upon completion of the merger of the two companies. General Re's results of operations are included in Berkshire's consolidated results beginning as of that date. The discussion that follows provides comparative results for 1998 although such results are not included in Berkshire's 1998 second quarter and first half consolidated results.

     General Re and its affiliates conduct a global reinsurance business with operations in the United States and 124 other countries around the world. General Re's principal reinsurance operations are: (1) North American property/casualty, (2) International property/casualty and (3) Global life/health.

     North American property/casualty operations underwrite predominantly excess reinsurance across various lines of business. The international property/casualty operations write quota-share and excess reinsurance on risks around the world. The global life/ health operations reinsure such risks world-wide. The international property/casualty and global life/health operations are conducted primarily through Germany-based Cologne Re and its subsidiaries. At June 30,1999, General Re had an 83% economic ownership interest in Cologne Re, subsequently increased to 87%.

     General Re's consolidated premiums earned during the second quarter totaled $1,614 million in 1999 and $1,472 million in 1998. For the first half of 1999, consolidated premiums earned were $3,165 million as compared to $2,946 million in 1998. General Re produced a consolidated net underwriting loss for the second quarter and first half of 1999 of $190 million and $326 million, respectively, compared with a consolidated net underwriting loss of $5 million in the second quarter and a net underwriting gain of $12 million in the first half of 1998.

     Premiums earned from General Re's North American property/casualty operations were $635 million during the second quarter of 1999, compared with $649 million in the second quarter of 1998. For the first half, premiums earned from the North American property/casualty operations totaled $1,267 million in 1999 and $1,296 million in 1998. For the first half of 1999, decreases in the national account reinsurance and affiliate business exceeded growth in the regional account, specialty and facultative reinsurance businesses. In addition, a comparative decline in premium volume occurred in General Re's excess, surplus and specialty insurance operations due primarily to reductions in facilities, excess property, excess liability and workers compensation business.

     The North American property/casualty operations produced a second quarter 1999 net underwriting loss of $44 million compared to a net underwriting profit of $10 million during the second quarter of 1998. For the first half of 1999, the North American property/casualty operations produced a net underwriting loss of $73 million, compared with an underwriting profit of $24 million in the same period of 1998. The decline in underwriting results primarily derives from underwriting losses in 1999 related to property lines of business, reduced amounts of favorable development recognized with respect to prior year loss estimates and expense accruals associated with General Re's new long-term incentive plan. Underwriting results of property lines of business were adversely affected by two large loss events in 1999.

     Premiums earned from General Re's International property/casualty reinsurance businesses were $571 million in the second quarter of 1999 compared with $536 million in the same period in 1998. International property/casualty premiums earned for the first half were $1,114 million in 1999 and $1,056 million in 1998. The growth in earned premiums was due primarily to (1) inclusion for the first time of General Re's participation in a Lloyd's syndicate, which is managed by General Re's recently acquired underwriting manager, DP Mann, (2) stronger foreign currency rates and (3) elimination of certain retrocessional agreements with General Re's North American property/casualty operations.

                                    FORM 10-Q

BERKSHIRE HATHAWAY INC.                                              Q/E 6/30/99

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

       INSURANCE SEGMENTS - UNDERWRITING (CONTINUED)

     The International property/casualty operations produced a net underwriting loss of $97 million during the second quarter and $154 million during the first half of 1999, compared to losses of $12 million and $8 million in the respective periods of 1998. Underwriting results for the International property/casualty segment have been adversely affected by higher levels of property losses, which included the effects of a major hailstorm in Australia, and poor experience in excess liability and motor business.

     Premiums earned from General Re's Global life/health reinsurance businesses were $408 million and $287 million for the second quarter of 1999 and 1998, respectively. For the first six months, Global life/health premiums earned were $784 million in 1999 and $594 million in 1998. The growth in premiums earned was primarily attributable to increased business written by Cologne Re's U.S. life/health subsidiary ("CLR") and higher international health premiums.

     The Global life/health businesses produced a net underwriting loss of $49 million for the second quarter of 1999, compared to a loss of $3 million in the same period of 1998. For the first six months, these businesses produced net underwriting losses of $99 million and $4 million in 1999 and 1998, respectively. The net underwriting losses were primarily attributable to strengthening of CLR's group health reserves as a result of a thorough review of its claim reserves over the first half of 1999. In addition, CLR had unfavorable claims experience in its individual life and health business. The estimated loss provision of $275 million, which was established in 1998 on business underwritten by a London-based managing underwriter for CLR's life/health operation, remained unchanged.

       INSURANCE SEGMENTS - INVESTMENT INCOME

     After-tax net investment income produced by Berkshire's insurance and reinsurance businesses is summarized in the table below. Dollars are in millions.

                                                                    Second Quarter      First Half
                                                                   ----------------   ---------------
                                                                    1999       1998     1999     1998
                                                                    ----       ----   -------    ----
Net Investment income before taxes and minority interests .......   $591       $262    $1,191    $488
Taxes and minority interests ....................................    165         66       338     119
                                                                    ----       ----   -------    ----
Investment income ...............................................   $426       $196   $   853    $369
                                                                    ====       ====   =======    ====


     For 1999 periods, net investment income from Berkshire's insurance and reinsurance operations includes the investment income of General Re. Pre-tax net investment income of General Re for the second quarter and first half of 1999 totaled $327 million and $672 million, respectively. Invested assets of insurance operations increased by approximately $25 billion as a result of the acquisition of General Re in December 1998.

     Berkshire's insurance businesses produce considerable amounts of investment income derived from shareholder capital as well as large amounts of policyholder float. "Float" represents an estimate of the net balance of funds payable to policyholders that is available for investment by Berkshire's insurance operations. As of June 30,1999, float was approximately $22.8 billion, essentially unchanged from December 31,1998. During the first half of 1999, float attributable to GEICO and BHRG increased slightly and was offset by a decline in float of General Re. Float is expected to increase in the third quarter of 1999 due to the previously discussed significant retroactive reinsurance contract entered into by BHRG in July.

       NON-INSURANCE BUSINESS SEGMENTS

     Results of operations of Berkshire's diverse non-insurance business segments are shown in the following table. Dollar amounts are in millions.

                                                               Second Quarter                           First Half
                                                      ----------------------------------    ----------------------------------
                                                            1999               1998               1999               1998
                                                      ---------------    ---------------    ---------------    ---------------
                                                       Amount     %      Amount      %      Amount     %       Amount      %
                                                      ------    -----    ------    -----    ------    -----    ------    -----
Revenues .........................................    $1,372    100.0    $  995    100.0    $2,661    100.0    $1,934    100.0
Costs and expenses ...............................     1,211     88.3       852     85.6     2,363     88.8     1,674     86.6
                                                      ------    -----    ------    -----    ------    -----    ------    -----
Earnings before income taxes and minority interest       161     11.7       143     14.4       298     11.2       260     13.4
Applicable income taxes and minority interest ....        65      4.7        57      5.7       118      4.4       101      5.2
                                                      ------    -----    ------    -----    ------    -----    ------    -----

         Net earnings ............................    $   96      7.0    $   86      8.7    $  180      6.8    $  159      8.2
                                                      ======    =====    ======    =====    ======    =====    ======    =====

                                    FORM 10-Q

BERKSHIRE HATHAWAY INC.                                              Q/E 6/30/99

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

       NON-INSURANCE BUSINESS SEGMENTS (CONTINUED)

     Revenues from these several and diverse business activities during 1999's second quarter and first half were greater by $377 million (37.9%) and $727 million (37.6%), respectively, than revenues during the corresponding 1998 period. A significant portion of the increase relates to the acquisition of Executive Jet, Inc. ("Executive Jet") which was completed on August 7, 1998. Executive Jet is the world's leading provider of fractional ownership programs for general aviation aircraft. Executive Jet currently operates its NetJets(R) fractional ownership programs in the United States and Europe. The fractional ownership concept was first introduced in 1986. Since then the NetJets program has grown to include nine aircraft types with plans to introduce several more models in the next two years.

     Net earnings from this group of businesses were greater by $10 million (11.6%) and $21 million (13.2%), respectively, than net earnings reported in the corresponding prior year periods. The flight services segment which is comprised of Executive Jet and FlightSafety accounts for most of the comparative increase.

       GOODWILL AMORTIZATION AND OTHER PURCHASE-ACCOUNTING-ADJUSTMENTS

     Goodwill amortization and other purchase-accounting-adjustments reflect the after-tax effect on net earnings with respect to the amortization of goodwill of acquired businesses and the amortization of fair value adjustments to certain assets and liabilities which were recorded at the acquisition dates of certain businesses (principally General Re and GEICO). The increase in such charges during the second quarter and first half of 1999 as compared to 1998 periods is primarily due to the acquisition of General Re on December 21, 1998.

       REALIZED INVESTMENT GAIN/LOSS

     Realized investment gain/loss has been a recurring element in Berkshire's net earnings for many years. Such amounts -- recorded when investments are sold, other than temporarily impaired or in certain situations, as provided under GAAP, when investments are marked-to-market with a corresponding gain or loss included in earnings -- may fluctuate significantly from period to period, resulting in a meaningful effect on reported net earnings. The Consolidated Statements of Earnings include after-tax realized investment gains of $273 million and $864 million for the second quarter of 1999 and 1998, respectively. For the first half, after-tax realized investment gains were $520 million in 1999 and $1,334 million in 1998.

FINANCIAL CONDITION

     Berkshire's balance sheet continues to reflect significant liquidity and above average capital strength. Shareholders' equity at June 30, 1999, was $58.0 billion, or $38,189 per equivalent share of Class A Common Stock.

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

BERKSHIRE HATHAWAY INC.                                              Q/E 6/30/99

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

     Testing of systems that are believed to be Year 2000 compliant has been completed in many instances. Significant levels of testing will continue throughout 1999. Berkshire has contacted a large number of its business partners to obtain information regarding their own progress on Year 2000 issues. While all business partners have not fully completed their own Year 2000 projects, Berkshire is currently not aware of any significant business partner whose Year 2000 issues will not be resolved in a timely manner. However, there is no assurance that significant Year 2000 related problems will not ultimately arise with its business partners.

     Berkshire and its subsidiaries expect to ultimately incur about $60 million in identification, remediation and testing of Year 2000 issues. Approximately $51 million of this amount was incurred as of June 30, 1999. Year 2000 related costs are expensed as incurred. Berkshire management does not believe that any significant IT projects have been delayed due to Year 2000 efforts.

     Berkshire and its subsidiaries have begun to develop contingency plans to deal with certain Year 2000 issues in the event that remediation efforts are unsuccessful. Such plans will be more fully developed in 1999 to address specific areas of need.

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

                                    FORM 10-Q

BERKSHIRE HATHAWAY INC.                                              Q/E 6/30/99



    PART II OTHER INFORMATION

ITEM 4.    SUBMISSION  OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual meeting of shareholders of Berkshire Hathaway Inc. ("Berkshire"), held May 3, 1999, Berkshire's shareholders reelected Berkshire's Directors in an uncontested election. Proxies for the meeting had previously been solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934.

     Following are the votes cast in favor and against each Director. There were no votes withheld, abstentions or broker non-votes.

                   Directors                           For               Against
                   ---------                        ---------            -------
                Warren E. Buffett                  1,184,814                 897
                Howard G. Buffett                  1,179,031               6,680
                Susan T. Buffett                   1,179,030               6,681
                Malcolm G. Chace                   1,184,916                 795
                Charles T. Munger                  1,184,829                 882
                Ronald L. Olson                    1,179,089               6,621
                Walter Scott, Jr.                  1,184,828                 883


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K
               Exhibit 27 -- Financial Data Schedule


                                    SIGNATURE

               Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  BERKSHIRE HATHAWAY INC.
                                                      (Registrant)


Date   August 13, 1999                               /s/ Marc D. Hamburg
                                               ---------------------------------
                                                        (Signature)
                                                Marc D. Hamburg, Vice President
                                                and Principal Financial Officer