Form 10-Q
period 1999-09-30
BERKSHIRE HATHAWAY INC
filed 1999-11-15
CIK 1067983

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 1999
                              ---------------------------
                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                              ------------  ------------

Commission file number 001-14905

                             BERKSHIRE HATHAWAY INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                               47-0813844
 -------------------------------     ---------------------------------------
 (State or other jurisdiction of     (I.R.S. Employer Identification number)
 incorporation or organization)

                    1440 Kiewit Plaza, Omaha, Nebraska 68131
                    ----------------------------------------
                     (Address of principal executive office)
                                   (Zip Code)

                                 (402) 346-1400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                    ---------------------------------------
                    (Former name, former address and former
                   fiscal year, if changed since last report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

  [X]      [ ]
  YES      NO

      Number of shares of common stock outstanding as of October 29, 1999:

                              Class A -- 1,341,970
                              Class B -- 5,342,284

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.                 Q/E 9/30/99

PART I - FINANCIAL INFORMATION                                          PAGE NO.
                                                                        --------
     ITEM 1.  FINANCIAL STATEMENTS

              Consolidated Balance Sheets --                                   2
              September 30, 1999 and December 31, 1998

              Consolidated Statements of Earnings --                           3
              Third Quarter and First Nine Months 1999 and 1998

              Condensed Consolidated Statements of Cash Flows --               4
              First Nine Months 1999 and 1998

              Notes to Interim Consolidated Financial Statements          5 - 10

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL          11 - 17
              CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION                                                   17

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.                 Q/E 9/30/99

                          PART I FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                   (dollars in millions except share amounts)

                                                                 September 30,      December 31,
                                                                     1999               1998
                                                                 -------------      ------------
ASSETS
Cash and cash equivalents ..................................          $  4,715          $ 13,582
Investments:
  Securities with fixed maturities .........................            31,251            21,246
  Equity securities and other investments ..................            34,784            39,761
Receivables ................................................             7,207             7,224
Inventories ................................................               780               767
Assets of finance and financial products businesses ........            23,795            16,989
Property, plant and equipment ..............................             1,782             1,509
Goodwill of acquired businesses ............................            18,270            18,570
Other assets ...............................................             4,008             2,589
                                                                      --------          --------
                                                                      $126,592          $122,237
                                                                      ========          ========

    LIABILITIES AND SHAREHOLDERS' EQUITY
    Losses and loss adjustment expenses ....................          $ 25,482          $ 23,012
    Unearned premiums ......................................             3,875             3,324
    Accounts payable, accruals and other liabilities .......             7,605             7,182
    Income taxes, principally deferred .....................             8,288            11,762
    Borrowings under investment agreements and other debt ..             2,448             2,385
    Liabilities of finance and financial products businesses            22,183            15,525
                                                                      --------          --------
                                                                        69,881            63,190
                                                                      --------          --------
    Minority shareholders' interests .......................             1,406             1,644
                                                                      --------          --------
    Shareholders' equity:
    Common Stock: *
       Class A Common Stock, $5 par value and Class B
       Common Stock, $0.1667 par value                                       8                 8
    Capital in excess of par value                                      25,189            25,121
    Accumulated other comprehensive income                              14,811            18,510
    Retained earnings                                                   15,297            13,764
                                                                      --------          --------

       Total shareholders' equity                                       55,305            57,403
                                                                      --------          --------
                                                                      $126,592          $122,237
                                                                      ========          ========

* Class B Common Stock has economic rights equal to one-thirtieth (1/30) of the economic rights of Class A Common Stock. On an equivalent Class A Common Stock basis, there are 1,520,040 shares outstanding at September 30, 1999 and 1,518,548 shares outstanding on December 31, 1998.

    See accompanying Notes to Interim Consolidated Financial Statements

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.                 Q/E 9/30/99

                       CONSOLIDATED STATEMENTS OF EARNINGS
                 (dollars in millions except per share amounts)

                                                                      Third Quarter                 First Nine Months
                                                               --------------------------      --------------------------
                                                                  1999            1998            1999            1998
                                                               ----------      ----------      ----------      ----------
REVENUES:
    Insurance premiums earned ...........................      $    4,603      $    1,367      $   10,700      $    3,983
    Sales and service revenues ..........................           1,397           1,145           4,166           3,188
    Interest, dividend and other investment income ......             614             231           1,721             736
    Income from finance and financial products businesses              12              13             147              36
    Realized investment gain ............................             425             153           1,224           2,227
                                                               ----------      ----------      ----------      ----------
                                                                    7,051           2,909          17,958          10,170
                                                               ----------      ----------      ----------      ----------

COST AND EXPENSES:
    Insurance losses and loss adjustment expenses .......           4,182           1,014           8,979           2,962
    Insurance underwriting expenses .....................             793             272           2,385             804
    Cost of products and services sold ..................             986             773           2,917           2,053
    Selling, general and administrative expenses ........             267             248             805             744
    Goodwill amortization ...............................             119              26             356              73
    Interest expense ....................................              35              28             100              82
                                                               ----------      ----------      ----------      ----------
                                                                    6,382           2,361          15,542           6,718
                                                               ----------      ----------      ----------      ----------

EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST ......             669             548           2,416           3,452
    Income taxes ........................................             237             179             855           1,166
    Minority interest ...................................              12               4              28              23
                                                               ----------      ----------      ----------      ----------

NET EARNINGS ............................................      $      420      $      365      $    1,533      $    2,263
                                                               ==========      ==========      ==========      ==========

    Average shares outstanding * ........................       1,519,954       1,244,275       1,519,506       1,242,075

NET EARNINGS PER SHARE * ................................      $      276      $      293      $    1,009      $    1,822
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

    See accompanying Notes to Interim Consolidated Financial Statements

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.                 Q/E 9/30/99

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (dollars in millions)

                                                                                             First Nine Months
                                                                                          -----------------------
                                                                                            1999           1998
                                                                                          --------       --------
Net cash flows from operating activities ...........................................      $  1,328       $     14
                                                                                          --------       --------

  Cash flows from investing activities:
    Purchases of investments .......................................................       (18,218)        (4,615)
    Proceeds on sales and maturities of investments ................................         8,741         11,475
    Loans and investments originated in finance businesses .........................        (1,433)          (395)
    Principal collections on loans and investments originated in finance businesses.           746            213
    Acquisition of businesses ......................................................            --           (549)
    Other ..........................................................................          (437)          (202)
                                                                                          --------       --------

Net cash flows from investing activities ...........................................       (10,601)         5,927
                                                                                          --------       --------
  Cash flows from financing activities:
    Proceeds from borrowings of finance businesses .................................           627            120
    Proceeds from other borrowings .................................................         1,454            897
    Repayments of borrowings of finance businesses .................................          (330)           (80)
    Repayments of other borrowings .................................................        (1,362)        (1,035)
    Other ..........................................................................           (41)             3
                                                                                          --------       --------

Net cash flows from financing activities ...........................................           348            (95)
                                                                                          --------       --------
Increase (decrease) in cash and cash equivalents ...................................        (8,925)         5,846
Cash and cash equivalents at beginning of year* ....................................        14,489          1,058
                                                                                          --------       --------
Cash and cash equivalents at end of first nine months* .............................      $  5,564       $  6,904
                                                                                          ========       ========

Supplemental cash flow information:
  Cash paid during the period for:
    Income taxes ...................................................................      $  2,175       $  1,437
    Interest of finance and financial products businesses ..........................           350             17
    Other interest .................................................................           112             85

Non-cash investing activity:
  Liabilities assumed in connection with acquisition of businesses .................            --            276
  Common shares issued in connection with acquisition of businesses ................            --            675
  Contingent value of Exchange Notes recognized in earnings ........................            30             61
  Value of equity securities used to redeem Exchange Notes .........................           133            344

* Cash and cash equivalents are comprised of the following:
    Beginning of year --
      Finance and financial products businesses ....................................      $    907       $     56
      Other ........................................................................        13,582          1,002
                                                                                          --------       --------
                                                                                          $ 14,489       $  1,058
                                                                                          ========       ========
    End of first nine months --
      Finance and financial products businesses ....................................      $    849       $     12
      Other ........................................................................         4,715          6,892
                                                                                          --------       --------
                                                                                          $  5,564       $  6,904
                                                                                          ========       ========

    See accompanying Notes to Interim Consolidated Financial Statements

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.                 Q/E 9/30/99

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

    For a number of reasons, Berkshire's results for interim periods are not normally indicative of results to be expected for the year. The timing and magnitude of catastrophe losses incurred by insurance subsidiaries and the estimation error inherent to the process of determining liabilities for unpaid losses of insurance subsidiaries can be relatively more significant to results of interim periods than to results for a full year. Realized investment gains/losses are recorded when investments are sold, other-than- temporarily impaired or in certain situations, as required by GAAP, when investments are marked-to-market with the corresponding gain or loss included in earnings. Variations in amount and timing of realized investment gains/losses can cause significant variations in periodic net earnings.

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

                             BERKSHIRE HATHAWAY INC.                 Q/E 9/30/99

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

    The results of operations for each of these entities are included in Berkshire's consolidated results of operations from the dates of each merger. The following table sets forth certain consolidated earnings data for the first nine months of 1998, as if the Executive Jet and General Re acquisitions had been consummated on the same terms at the beginning of 1998. Dollars in millions except per share amount.

                                                    1998
                                                  -------
Insurance premiums earned ..................      $ 8,419
Sales and service revenues .................        3,699
Total revenues .............................       16,387
Net earnings ...............................        2,854
Earnings per equivalent Class A Common Share        1,880

NOTE 3.  INVESTMENTS IN SECURITIES WITH FIXED MATURITIES

    Data with respect to investments in securities with fixed maturities (other than securities with fixed maturities held by finance and financial products businesses -- See Note 8) are shown in the tabulation below (in millions).

                           September 30,   December 31,
                           -------------   ------------
                               1999           1998
                             --------       --------
Amortized cost ........      $ 31,870       $ 21,159
Gross unrealized gains            155             94
Gross unrealized losses          (774)            (7)
                             --------       --------
Estimated fair value ..      $ 31,251       $ 21,246
                             ========       ========

NOTE 4.  INVESTMENTS IN EQUITY SECURITIES AND OTHER INVESTMENTS

    Data with respect to investments in equity securities and other investments are shown in the tabulation below (in millions).

                                September 30,  December 31,
                                -------------  ------------
                                    1999           1998
                                  --------       --------
Total cost .................      $ 10,904       $ 10,897
Gross unrealized gains .....        24,088         28,902
Gross unrealized losses ....          (208)           (38)
                                  --------       --------
Total fair value ...........      $ 34,784       $ 39,761
                                  ========       ========

Fair value:
    American Express Company      $  6,822       $  5,180
    The Coca-Cola Company ..         9,650         13,400
    The Gillette Company ...         3,258          4,590
    Other equity securities         13,299         14,951
    Other investments ......         1,755          1,640
                                  --------       --------

Total ......................      $ 34,784       $ 39,761
                                  ========       ========

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.                 Q/E 9/30/99

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5.  DEFERRED INCOME TAX LIABILITIES

    The tax effects of significant items comprising Berkshire's net deferred tax liabilities as of September 30, 1999 and December 31, 1998 are as follows (in millions):

                                                         September 30,   December 31,
                                                         -------------   ------------
                                                              1999           1998
                                                            --------       --------
Deferred tax liabilities:
    Relating to unrealized appreciation of investments      $  8,116       $ 10,149
    Other ............................................         1,353          1,615
                                                            --------       --------
                                                               9,469         11,764
    Deferred tax assets ..............................          (975)        (1,008)
                                                            --------       --------
    Net deferred tax liabilities .....................      $  8,494       $ 10,756
                                                            ========       ========

NOTE 6.  COMMON STOCK

    The following table summarizes Berkshire's common stock activity during the first nine months of 1999.

                                                 Class A Common Stock           Class B Common Stock
                                             (1,650,000 shares authorized)  (55,000,000 shares authorized)
                                             -----------------------------  ------------------------------
                                                 Issued and Outstanding         Issued and Outstanding
                                                 ----------------------         ----------------------
Balance at December 31, 1998 ............                1,349,535                      5,070,379
Conversions of Class A Common Stock
   to Class B Common Stock and other.....                   (7,198)                       260,701
                                                        ----------                     ----------
Balance at September 30, 1999 ...........                1,342,337                      5,331,080
                                                        ==========                     ==========

    Each share of Class A Common Stock is convertible, at the option of the holder, into thirty shares of Class B Common Stock. Class B Common Stock is not convertible into Class A Common Stock. Class B Common Stock has economic rights equal to one-thirtieth (1/30) of the economic rights of Class A Common Stock. Accordingly, on an equivalent Class A Common Stock basis, there are 1,520,040 shares outstanding at September 30, 1999 and 1,518,548 shares outstanding on December 31, 1998.

    Each Class A Common share is entitled to one vote per share. Each Class B Common share possesses the voting rights of one- two-hundredth (1/200) of the voting rights of a Class A share. Class A and Class B Common shares vote together as a single class.

NOTE 7.  COMPREHENSIVE INCOME

    Berkshire's comprehensive income for the third quarter and first nine months of 1999 and 1998 is shown in the table below (in millions). Other comprehensive income consists of unrealized gains and losses on investments and foreign currency translation adjustments associated with foreign-based business operations.

                                                                 Third Quarter             First Nine Months
                                                             ----------------------      ----------------------
                                                               1999          1998          1999          1998
                                                             --------      --------      --------      --------
Net earnings ...........................................     $    420      $    365      $  1,533      $  2,263
                                                             --------      --------      --------      --------
Other comprehensive income:
    (Decrease) in unrealized appreciation of investments       (4,991)      (10,360)       (5,812)       (5,310)
         Applicable income taxes and minority interests         1,813         3,681         2,113         1,870
    Foreign currency translation gains (losses) ........           23            --           (48)           --
         Applicable income taxes and minority interests           (11)           --            48            --
                                                             --------      --------      --------      --------
                                                               (3,166)       (6,679)       (3,699)       (3,440)
                                                             --------      --------      --------      --------
    Comprehensive income ...............................     $ (2,746)     $ (6,314)     $ (2,166)     $ (1,177)
                                                             ========      ========      ========      ========

                                    FORM 10-Q

                       BERKSHIRE HATHAWAY INC.                       Q/E 9/30/99

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8.  FINANCE AND FINANCIAL PRODUCTS BUSINESSES

    Assets and liabilities of Berkshire's finance and financial products businesses are summarized below (in millions).

                                                     September 30,   December 31,
                                                          1999           1998
                                                        -------        -------
ASSETS

Cash and cash equivalents ........................      $   849        $   907
Investments in securities with fixed maturities:
     Held to maturity, at cost ...................        1,794          1,227
     Trading, at fair value ......................       11,617          5,219
     Available for sale, at fair value ...........          978            743
Trading account assets ...........................        5,156          6,234
Securities purchased under agreements to resell           1,786          1,083
Other ............................................        1,615          1,576
                                                        -------        -------
                                                        $23,795        $16,989
                                                        =======        =======
LIABILITIES

Annuity reserves and policyholder liabilities ....      $   842        $   816
Securities sold under agreements to repurchase ...       10,957          4,065
Securities sold but not yet purchased ............        1,174          1,181
Trading account liabilities ......................        5,217          5,834
Notes payable and other borrowings ...............        1,795          1,503
Other ............................................        2,198          2,126
                                                        -------        -------
                                                        $22,183        $15,525
                                                        =======        =======

NOTE 9. BUSINESS SEGMENT DATA

    A disaggregation of Berkshire's consolidated data for the third quarter and first nine months of each of the two most recent years is as follows. Amounts are in millions.

                                                                                 REVENUES
                                                              ----------------------------------------------
                                                                  Third Quarter            First Nine Months
                                                              ---------------------     ---------------------
                                                                1999         1998         1999          1998
                                                              --------     --------     --------     --------
OPERATING SEGMENTS:

GEICO * ..................................................    $  1,222     $  1,035     $  3,491     $  2,957
General Re * .............................................       1,889           --        5,054           --
Berkshire Hathaway Reinsurance Group * ...................       1,421          251        1,966          779
Berkshire Hathaway Primary Insurance Group * .............          71           81          189          247
Buffalo News .............................................          39           40          115          115
Flight services ..........................................         456          259        1,330          484
Home furnishings .........................................         220          199          620          563
International Dairy Queen ................................         124          116          369          340
Jewelry ..................................................          90           79          282          247
Scott Fetzer Companies ...................................         254          235          763          755
See's Candies ............................................          32           29          150          143
Shoe group ...............................................         129          137          376          381
                                                              --------     --------     --------     --------
                                                                 5,947        2,461       14,705        7,011

Reconciliation of segment amounts to consolidated amounts:

    Other sales and service revenues .....................          53           51          161          160
    Interest, dividend and other investment income .......         671          233        1,889          741
    Income from finance and financial products businesses           12           13          147           36
    Realized investment gain .............................         425          153        1,224        2,227
    Purchase-accounting-adjustments ......................         (57)          (2)        (168)          (5)
                                                              --------     --------     --------     --------
                                                              $  7,051     $  2,909     $ 17,958     $ 10,170
                                                              ========     ========     ========     ========


*     Represents insurance premiums earned

                                    FORM 10-Q

                       BERKSHIRE HATHAWAY INC.                       Q/E 9/30/99

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9. BUSINESS SEGMENT DATA (CONTINUED)

                                                                              OPERATING PROFIT BEFORE TAXES
                                                                       -------------------------------------------
                                                                          Third Quarter         First Nine Months
                                                                       -------------------     -------------------
                                                                         1999        1998        1999        1998
                                                                       -------     -------     -------     -------
OPERATING SEGMENTS:
GEICO ** ..........................................................    $    32     $   102     $    52     $   256
General Re ** .....................................................       (277)         --        (603)         --
Berkshire Hathaway Reinsurance Group ** ...........................       (132)        (16)        (87)        (29)
Berkshire Hathaway Primary Insurance Group ** .....................          2          (5)          3         (10)
Buffalo News ......................................................         15          13          41          38
Flight services ...................................................         51          44         163         126
Home furnishings ..................................................         20          21          55          52
International Dairy Queen .........................................         15          17          45          46
Jewelry ...........................................................          5           3          14           8
Scott Fetzer Companies ............................................         34          25          96          87
See's Candies .....................................................         (5)         (7)         10           7
Shoe group ........................................................          5          11          14          24
                                                                       -------     -------     -------     -------
                                                                          (235)        208        (197)        605

Reconciliation of segment amounts to consolidated amounts:

    Interest, dividend and other investment income ................        666         225       1,872         729
    Income from finance and financial products businesses .........         12          13         147          36
    Realized investment gain ......................................        425         153       1,224       2,227
    Interest expense *** ..........................................        (27)        (24)        (83)        (75)
    Corporate and other ...........................................          2           3           5          14
    Goodwill amortization and other purchase-accounting-adjustments       (174)        (30)       (552)        (84)
                                                                       -------     -------     -------     -------
                                                                       $   669     $   548     $ 2,416     $ 3,452
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

NOTE 10. INFORMATION ABOUT CERTAIN SUBSIDIARIES

    The accompanying consolidated financial statements include the accounts of OBH Inc. (formerly Berkshire Hathaway Inc.), which became a wholly-owned subsidiary of Berkshire upon completion of the General Re merger. Condensed consolidated balance sheets of OBH Inc. are as follows (dollars in millions):

                                                                 Sept. 30, 1999 Dec. 31, 1998
                                                                 -------------- -------------
ASSETS

Cash and cash equivalents ....................................       $ 3,022       $ 8,841
Investments in marketable equity and fixed maturity securities        44,804        40,572
Assets of finance and financial products businesses ..........        13,780         5,759
Goodwill of acquired businesses ..............................         3,954         4,004
Other assets .................................................         6,910         5,140
                                                                     -------       -------
                                                                     $72,470       $64,316
                                                                     =======       =======
Liabilities and Shareholders' Equity

Losses and loss adjustment expenses ..........................       $10,097       $ 7,198
Unearned premiums, accounts payable and other liabilities ....         5,714         4,483
Income taxes, principally deferred ...........................         8,171        10,426
Borrowings under investment agreements and other debt ........         2,166         2,056
Liabilities of finance and financial products businesses .....        12,863         4,881
                                                                     -------       -------
                                                                      39,011        29,044
                                                                     -------       -------
Total shareholders' equity ...................................        33,459        35,272
                                                                     -------       -------
                                                                     $72,470       $64,316
                                                                     =======       =======

                                    FORM 10-Q

                       BERKSHIRE HATHAWAY INC.                       Q/E 9/30/99

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10. INFORMATION ABOUT CERTAIN SUBSIDIARIES (CONTINUED)

    Net earnings of OBH Inc. for the third quarter and first nine months of 1999 and 1998 are summarized below (in millions).

                                                          Third Quarter         First Nine Months
                                                       -------------------     -------------------
                                                         1999       1998        1999        1998
                                                       -------     -------     -------     -------
Revenues .........................................     $ 4,830     $ 2,909     $11,895     $10,170
Cost and expenses ................................       4,120       2,361       9,560       6,718
                                                       -------     -------     -------     -------
Earnings before income taxes and minority interest         710         548       2,335       3,452
Income taxes and minority interest ...............         240         183         786       1,189
                                                       -------     -------     -------     -------
Net earnings .....................................     $   470     $   365     $ 1,549     $ 2,263
                                                       =======     =======     =======     =======



    The summarized financial data of the finance and financial products businesses (See Note 8) includes the activities conducted by the Scott Fetzer Financial Group and its subsidiaries ("SFFG"). Assets and liabilities of SFFG are summarized below (in millions).

                                                                       Sept. 30, 1999  Dec. 31, 1998
                                                                       --------------  -------------
ASSETS

Cash and cash equivalents ...........................................      $   257        $    98
Mortgage-backed securities, installment loans and other receivables..          155            371
Trading securities, at market .......................................       10,182          3,488
Securities purchased under agreements to resell .....................        1,334            192
                                                                           -------        -------
                                                                           $11,928        $ 4,149
                                                                           =======        =======
LIABILITIES

6-3/4% Notes, due 2001 and borrowings under investment agreements ...      $   142        $   152
Securities sold under agreements to repurchase ......................       10,636          3,469
Securities sold but not yet purchased ...............................          701            177
Other* ..............................................................          346            208
                                                                           -------        -------
                                                                           $11,825        $ 4,006
                                                                           =======        =======

* Other liabilities include payables to affiliates of $ 133 at September 30, 1999 and $105 at December 31, 1998.

Net earnings of SFFG for the third quarter and first nine months are summarized below (in millions).

                                        Third Quarter       First Nine Months
                                       ----------------     ----------------
                                       1999       1998      1999       1998
                                       -----      -----     -----      -----
Revenues ...........................   $ 139      $  12     $ 246      $  32
Cost and expenses ..................     170          9       296         19
                                       -----      -----     -----      -----
Earnings(loss) before income taxes..     (31)         3       (50)        13
Income taxes .......................     (10)         1       (17)         5
                                       -----      -----     -----      -----
Net earnings .......................   $ (21)     $   2     $ (33)     $   8
                                       =====      =====     =====      =====



NOTE 11. SUBSEQUENT EVENT

    On October 24, 1999, Berkshire entered into an agreement along with two other investors to acquire MidAmerican Energy Holdings Company ("MidAmerican"). Pursuant to the terms of the agreement, Berkshire expects to invest approximately $1.25 billion in common stock and a non-dividend paying convertible preferred stock of a newly formed entity which will merge with and into MidAmerican, with MidAmerican continuing as the surviving corporation. Such investment will give Berkshire about a 75% economic interest in MidAmerican on a fully-diluted basis. Berkshire will also acquire an $800 million issue of non-transferable trust preferred stock. The merger and related investments by Berkshire and the other investors are subject to terms and conditions including approval by shareholders of MidAmerican and certain regulatory approvals. It is currently anticipated that the transaction will close during the first half of 2000.

    Through its retail utility subsidiaries, MidAmerican Energy in the U.S. and Northern Electric in the U.K., MidAmerican provides electric service to 2.2 million customers and natural gas service to 1.2 million customers worldwide. MidAmerican manages and owns interests in approximately 8,300 net megawatts of diversified power generation facilities in operation, construction and development.

                                    FORM 10-Q

                       BERKSHIRE HATHAWAY INC.                       Q/E 9/30/99

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Net earnings for the third quarter and first nine months of 1999 and 1998 are disaggregated in the table that follows. Amounts are after deducting minority interests and income taxes.

                                                                              -- (dollars in millions) --
                                                                        Third Quarter           First Nine Months
                                                                    --------------------      --------------------
                                                                      1999         1998         1999         1998
                                                                    -------      -------      -------      -------
Insurance segments - net underwriting gain (loss) ...............   $  (245)     $    52      $  (407)     $   140
Insurance segments - investment income ..........................       467          162        1,320          531
Non-insurance business segments .................................        85           79          265          238
Interest expense ................................................       (16)         (14)         (52)         (46)
Goodwill amortization and other purchase-accounting-adjustments..      (147)         (28)        (482)         (79)
Other ...........................................................        12           13          105           44
                                                                    -------      -------      -------      -------
    Earnings before realized investment gain ....................       156          264          749          828
    Realized investment gain ....................................       264          101          784        1,435
                                                                    -------      -------      -------      -------
    Net earnings ................................................   $   420      $   365      $ 1,533      $ 2,263
                                                                    =======      =======      =======      =======


     INSURANCE SEGMENTS -- UNDERWRITING

    A summary follows of underwriting results from Berkshire's insurance segments for the third quarter and first nine months of 1999 and 1998. Dollar amounts are in millions.

                                                Third Quarter        First Nine Months
                                               ----------------      ----------------
                                               1999       1998       1999       1998
                                               -----      -----      -----      -----
Underwriting gain (loss) attributable to:
GEICO ......................................   $  32      $ 102      $  52      $ 256
General Re .................................    (277)        --       (603)        --
Berkshire Hathaway Reinsurance Group .......    (132)       (16)       (87)       (29)
Berkshire Hathaway Primary Insurance Group..       2         (5)         3        (10)
                                               -----      -----      -----      -----
Pre-tax underwriting gain (loss) ...........    (375)        81       (635)       217
Income taxes and minority interest .........    (130)        29       (228)        77
                                               -----      -----      -----      -----
Net underwriting gain (loss) ...............   $(245)     $  52      $(407)     $ 140
                                               =====      =====      =====      =====



    Berkshire engages in both primary insurance and reinsurance of property and casualty risks. Through General Re, Berkshire also reinsures life and health risks. In primary insurance activities, Berkshire subsidiaries assume defined portions of the risks of loss from persons or organizations that are directly subject to the risks. In reinsurance activities, Berkshire subsidiaries assume defined portions of similar or dissimilar risks that other insurers or reinsurers have subjected themselves to in their own insuring activities. Berkshire's principal insurance businesses are: (1) GEICO, the sixth largest auto insurer in the United States, (2) General Re, one of the four largest reinsurers in the world, (3) Berkshire Hathaway Reinsurance Group ("BHRG") and
(4) Berkshire Hathaway Primary Insurance Group. See Note 2 to the Interim Consolidated Financial Statements for information regarding the General Re acquisition.

    GEICO CORPORATION

    GEICO Corporation through its affiliates ("GEICO") provides private passenger auto insurance to customers in 48 states and the District of Columbia. GEICO policies are marketed mainly through direct response methods, in which insureds apply directly to the company for insurance coverage over the telephone, through the mail or via the Internet. This is a significant element in GEICO's strategy to be a low cost insurer and, yet, provide high value to policyholders.

                                    FORM 10-Q

                       BERKSHIRE HATHAWAY INC.                       Q/E 9/30/99

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

       INSURANCE SEGMENTS - UNDERWRITING (CONTINUED)

    GEICO's pre-tax underwriting results for the third quarter and first nine months of 1999 and 1998 are summarized in the table below. Dollar amounts are in millions.

                               Third Quarter       First Nine Months
                             -----------------     -----------------
                              1999       1998       1999       1998
                             ------     ------     ------     ------
Premiums earned ..........   $1,222     $1,035     $3,491     $2,957
Losses and loss expenses..      963        740      2,779      2,159
Underwriting expenses ....      227        193        660        542
                             ------     ------     ------     ------
Underwriting gain ........   $   32     $  102     $   52     $  256
                             ======     ======     ======     ======


    The amounts of premium earned by GEICO in 1999 periods exceeded amounts in 1998 periods by 18.1% reflecting a 22.8% increase in voluntary auto policies in force over the past year, partially offset by lower average premium rates. Over the past twelve months, the number of preferred auto policies in-force grew 18.5% and the number of standard and non-standard policies in-force grew 43.4%. Although competition for private-passenger auto insurance business is intense, GEICO expects that its in-force policies will continue to grow during the remainder of 1999 and into 2000 as a result of its on-going marketing efforts and competitive premium rates. During 1999, inquiries produced per dollar of marketing expenditures have decreased, but the percentage of sales to inquiries has increased.

    GEICO's net underwriting profits for the third quarter and first nine months of 1999 declined considerably from the profits generated during the corresponding 1998 periods due primarily to rate reductions, higher levels of losses and loss expenses and, also to higher marketing expenditures. The ratios of losses and loss expenses to earned premiums ("loss ratio") during 1999 periods were 78.8% for the third quarter and 79.6% for the first nine months. For 1998, the loss ratios were 71.5% for the third quarter and 73.0% for the first nine months. As anticipated, significant premium rate reductions taken in certain states over the past two years have caused claim costs, as a percentage of premiums, to increase in 1999. In addition, GEICO has experienced higher frequencies of physical damage and bodily injury claims in 1999 than in 1998.

    GEICO's underwriting expenses incurred during the third quarter and first nine months of 1999 exceeded amounts incurred during the corresponding 1998 periods by 17.6% for the third quarter and 21.8% for the first nine months. The increased expense amounts in 1999 resulted from the aforementioned marketing costs associated with in-force policy growth, offset slightly by the effect of the deferral of certain costs associated with the development of computer software for internal use, as prescribed by new accounting rules effective in 1999.

    GENERAL RE

     On December 21,1998 General Re became a wholly-owned subsidiary of Berkshire upon completion of the merger of the two companies. General Re's results of operations are included in Berkshire's consolidated results beginning as of that date. General Re and its affiliates conduct a global reinsurance business with operations in the United States and 124 other countries around the world. General Re's principal reinsurance operations are: (1) North American property/casualty, (2) International property/casualty and (3) Global life/health. The international property/casualty and global life/health operations are conducted primarily through Germany-based Cologne Re and its subsidiaries. At September 30,1999, General Re had an 87% economic ownership interest in Cologne Re.

     For the third quarter and first nine months of 1999, General Re's consolidated premiums earned were $1,889 million and $5,054 million, respectively. General Re's consolidated underwriting activities produced pre-tax net underwriting losses in 1999 totaling $277 million for the third quarter and $603 million for the first nine months. While the poor underwriting results were slightly related to certain catastrophes occurring during the third quarter, the primary cause for the underwriting loss is that premium rates for both the reinsurance industry and General Re are currently inadequate. The discussion that follows provides comparative results for 1998 although such results are not included in Berkshire's 1998 third quarter and first nine months consolidated results.

North American property/casualty

    General Re's North American property/casualty pre-tax underwriting results for the third quarter and first nine months of 1999 and 1998 are shown below. Dollar amounts are in millions.

                                    Third Quarter            First Nine Months
                                 --------------------      --------------------
                                   1999         1998         1999         1998
                                 -------      -------      -------      -------
Premiums earned ..............   $   793      $   682      $ 2,060      $ 1,978
Losses and loss expenses .....       753          489        1,611        1,343
Underwriting expenses ........       198          200          680          618
                                 -------      -------      -------      -------
Net underwriting gain (loss)..   $  (158)     $    (7)     $  (231)     $    17
                                 =======      =======      =======      =======

                                    FORM 10-Q

                       BERKSHIRE HATHAWAY INC.                       Q/E 9/30/99

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        INSURANCE SEGMENTS - UNDERWRITING (CONTINUED)

    North American property/casualty (continued)

     General Re's North American property/casualty operations underwrite predominantly excess reinsurance across multiple lines of business. For the third quarter and first nine months of 1999, North American property/casualty earned premiums exceeded 1998 amounts by 16.3% and 4.1%, respectively. Premiums earned during the third quarter of 1999 included earned premiums of $128 million related to a new stop-loss reinsurance contract. Premiums earned in 1999 periods related to other North American property/casualty businesses declined slightly from amounts earned in 1998. Declines in premiums earned from national account reinsurance and General Re's excess and surplus lines insurance business exceeded increases in premiums earned from regional, specialty, and facultative reinsurance businesses.

    Underwriting results from North American property/casualty businesses for the third quarter and first nine months of 1999 deteriorated significantly when compared to the results for the corresponding 1998 periods. North American property/casualty loss ratios for the first nine months of 1999 were 78.2% compared to 67.9% for the first nine months of 1998. For the third quarter, the loss ratios were 95.0% in 1999 and 71.7% in 1998. The loss ratios in 1999 periods include significantly less favorable development of loss reserves established for previous years' casualty claims than in 1998. In addition, the 1999 periods include increased net underwriting losses related to higher current accident year losses on casualty claims and large property losses.

International property/casualty

    General Re's International property/casualty pre-tax underwriting results for the third quarter and first nine months of 1999 and 1998 are shown below. Dollar amounts are in millions.

                                 Third Quarter           First Nine Months
                             --------------------      --------------------
                               1999         1998         1999         1998
                             -------      -------      -------      -------
Premiums earned ..........   $   587      $   487      $ 1,701      $ 1,543
Losses and loss expenses..       497          343        1,391        1,065
Underwriting expenses ....       195          150          569          492
                             -------      -------      -------      -------
Net underwriting (loss)...   $  (105)     $    (6)     $  (259)     $   (14)
                             =======      =======      =======      =======


    The international property/casualty operations write quota-share and excess reinsurance on risks around the world. The growth in earned premiums in 1999 periods was due primarily to (1) new business produced by wholly-owned subsidiaries, which includes the business generated by newly acquired Lloyd's underwriting manager, DP Mann and (2) reduced levels of premiums ceded, including amounts ceded to General Re's North American reinsurance operations.

    Underwriting results of General Re's international property/casualty business for the third quarter and first nine months of 1999 were poor. Loss and loss expense ratios for the third quarter and first nine months of 1999 were 84.7% and 81.8%, respectively. Comparatively, loss ratios for the third quarter and first nine months of 1998 were 70.4% and 69.0%, respectively. The increase in the loss ratios during 1999 periods is due to higher levels of property losses, which include increased amounts related to catastrophes, and deteriorating results in excess liability, motor and Australian professional indemnity lines of business.

Global life/health

    General Re's Global life/health pre-tax underwriting results for the third quarter and first nine months of 1999 and 1998 are shown below. Dollar amounts are in millions.

                                 Third Quarter           First Nine Months
                             --------------------      --------------------
                               1999         1998         1999         1998
                             -------      -------      -------      -------
Premiums earned ..........   $   509      $   321      $ 1,293      $   915
Losses and loss expenses..       406          246        1,087          675
Underwriting expenses ....       117           77          319          246
                             -------      -------      -------      -------
Net underwriting (loss)...   $   (14)     $    (2)     $  (113)     $    (6)
                             =======      =======      =======      =======


    General Re's Global life/health affiliates reinsure such risks world-wide. Global life/health premiums earned in 1999 periods exceeded amounts earned in 1998 by 58.6% for the third quarter and 41.3% for the first nine months. The increases in premiums in 1999 periods resulted primarily from run off business written by the former London agent of Cologne Re's U.S. subsidiary ("GCL", formerly "CLR") and growth from several new contracts written in the U.S. individual and group health markets.

                                    FORM 10-Q

                       BERKSHIRE HATHAWAY INC.                       Q/E 9/30/99

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INSURANCE SEGMENTS - UNDERWRITING (CONTINUED)

Global life/health (continued)

    The net underwriting losses for the first nine months of 1999 were due primarily to unsatisfactory underwriting experience in the individual and group health businesses, increases in GCL's health claim reserves and unfavorable mortality experience in the individual life business.

    The estimated loss provision of $275 million, which was established in 1998 prior to the merger with General Re on business written by GCL's former London-based managing underwriter, remained unchanged at the end of the third quarter. The provision may be adjusted in the fourth quarter of 1999 based on an actuarial study expected to be completed in that period.

    BERKSHIRE HATHAWAY REINSURANCE GROUP

    In recent years, BHRG has written significant amounts of catastrophe excess reinsurance, which indemnifies policyholders against primarily property losses arising from catastrophic events. In addition, BHRG has generated large amounts of premiums through the occasional acceptance of retroactive reinsurance, which indemnifies policyholders with respect to losses arising from past loss events or provides periodic payments with respect to settled liability claims.

    Premiums earned during the third quarter and the first nine months of 1999 include $1,250 million with respect to a retroactive reinsurance agreement entered into with an affiliate of a major U.S. property/casualty insurer. Under the agreement, BHRG indemnifies the counterparty for losses in excess of a specified retention with respect to past loss events insured by the counterparty. BHRG anticipates that a significant number of asbestos and environmental claims will arise under the contract and that the aggregate claims ultimately paid will exceed the premiums received by a significant margin. However, this contract does not have an important effect on Berkshire's 1999 earnings. Consistent with the company's accounting policy for retroactive reinsurance contracts, a deferred charge was established with respect to the excess of the estimated ultimate claims over the premiums received. This deferred charge will subsequently be amortized against income over the claim settlement period.

    The retroactive reinsurance business is expected to produce aggregate underwriting losses. The premiums charged for this business are based in part on time-value-of-money concepts, because claims payments are often expected to occur over long time periods. Underwriting losses occur through the recurring amortization of deferred charges and accretion of discounted structured settlement liabilities. Nevertheless, this business is accepted because of the large amounts of investable funds that is produced. During the third quarter, underwriting losses from retroactive reinsurance were $43 million in 1999 and $22 million in 1998. For the first nine months, underwriting losses from these contracts were $88 million in 1999 and $68 million in 1998.

    BHRG catastrophe reinsurance business produced earned premiums of $222 million and $215 million for the first nine months of 1999 and 1998. The net underwriting profits during the first nine months from catastrophe reinsurance were $132 million in 1999 and $116 million in 1998. Although BHRG's catastrophe reinsurance activities were profitable in both 1999 and 1998, the potential for significant underwriting losses remains. Periodic underwriting results of the catastrophe reinsurance business can be extremely volatile.

    BHRG's other reinsurance activities generated earned premiums in the third quarter of $107 million in 1999 and $119 million in 1998. For the first nine months, other reinsurance premiums earned were $236 million in 1999 and $228 million in 1998. Other reinsurance derives primarily from some sizable excess contracts, as well as a few reinsurance agreements with General Re's North American operations.

    BHRG's other reinsurance activities produced third quarter net underwriting losses of $158 million in 1999 and $46 million in 1998. For the first nine months, net underwriting losses from this business were $131 million in 1999 and $77 million in 1998. Underwriting losses in 1999 include net losses assumed from contracts with General Re of $107 million for the third quarter and $73 million for the first nine months. These losses are therefore not included in the net underwriting results of General Re's North American property/casualty businesses discussed previously.

       INSURANCE SEGMENTS - INVESTMENT INCOME

    After-tax net investment income produced by Berkshire's insurance and reinsurance businesses is summarized in the table below. Dollars are in millions.

                                                                Third Quarter       First Nine Months
                                                              -----------------     -----------------
                                                               1999       1998       1999       1998
                                                              ------     ------     ------     ------
Net investment income before taxes and minority interests..   $  661     $  218     $1,852     $  706
Taxes and minority interests ..............................      194         56        532        175
                                                              ------     ------     ------     ------
Investment income .........................................   $  467     $  162     $1,320     $  531
                                                              ======     ======     ======     ======

                                    FORM 10-Q

                       BERKSHIRE HATHAWAY INC.                       Q/E 9/30/99

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    INSURANCE SEGMENTS - INVESTMENT INCOME (CONTINUED)

    For the 1999 periods, net investment income from Berkshire's insurance and reinsurance operations includes the investment income of General Re. Pre-tax net investment income of General Re for the third quarter and first nine months of 1999 totaled $343 million and $1,015 million, respectively. Invested assets of Berkshire's combined insurance operations increased by approximately $25 billion as a result of the acquisition of General Re.

    Berkshire's insurance businesses produce considerable amounts of investment income derived from shareholder capital as well as large amounts of policyholder float. "Float" represents an estimate of the net balance of funds, which will ultimately be paid to policyholders, that is currently available for investment by Berkshire's insurance operations. As of September 30, 1999, consolidated float totaled approximately $24.5 billion, an increase of about $1.8 billion since December 31, 1998. Float attributable to BHRG and GEICO increased, while amounts attributable to General Re declined. The previously discussed significant retroactive reinsurance contract entered into during the third quarter of 1999 accounted for most of the increase in float attributable to BHRG.

    Income taxes and minority interests as percentages of pre-tax investment income were 29.3% and 25.7% for the third quarter of 1999 and 1998, respectively, and 28.7% and 24.8% for the first nine months of 1999 and 1998, respectively. The comparative increases in these percentages in 1999 periods are due primarily to minority interest charges applicable to investment income of Cologne Re and to relatively higher levels of taxable interest income.

    NON-INSURANCE BUSINESS SEGMENTS

    Results of operations of Berkshire's diverse non-insurance business segments are shown in the following table. Dollar amounts are in millions.

                                                             Third Quarter                       First Nine Months
                                                  -----------------------------------   -----------------------------------
                                                        1999                1998              1999               1998
                                                  ----------------   ----------------   ----------------   ----------------
                                                  Amount       %     Amount       %     Amount       %     Amount       %
                                                  ------     -----   ------     -----   ------     -----   ------     -----
Revenues ......................................   $1,344     100.0   $1,094     100.0   $4,005     100.0   $3,028     100.0
Costs and expenses ............................    1,204      89.6      966      88.3    3,567      89.1    2,640      87.2
                                                  ------     -----   ------     -----   ------     -----   ------     -----
Earnings before income taxes and minority .....      140      10.4      128      11.7      438      10.9      388      12.8
interest

Applicable income taxes and minority interest..       55       4.1       49       4.5      173       4.3      150       4.9
                                                  ------     -----     ------   -----   ------     -----   ------     -----
Net earnings ..................................   $   85       6.3   $   79       7.2   $  265       6.6   $  238       7.9
                                                  ======     =====   ======     =====   ======     =====   ======     =====


    Revenues from these several and diverse business activities during 1999's third quarter and first nine months were greater by $250 million (22.9%) and $977 million (32.3%), respectively, than revenues during the corresponding 1998 periods. A significant portion of the increase relates to the acquisition of Executive Jet, Inc. ("Executive Jet") which was completed on August 7, 1998. Executive Jet is the world's leading provider of fractional ownership programs for general aviation aircraft.

    Net earnings from this group of businesses were greater by $6 million (7.6%) and $27 million (11.3%), respectively, than net earnings reported in the corresponding prior year periods. The flight services segment which is comprised of Executive Jet and FlightSafety accounts for most of the comparative increase.

       GOODWILL AMORTIZATION AND OTHER PURCHASE-ACCOUNTING-ADJUSTMENTS

    Goodwill amortization and other purchase-accounting-adjustments reflect the after-tax effect on net earnings with respect to the amortization of goodwill of acquired businesses and the amortization of fair value adjustments to certain assets and liabilities which were recorded at the acquisition dates of certain businesses (principally General Re and GEICO). The increase in such charges during the third quarter and first nine months of 1999 as compared to 1998 periods is primarily due to the acquisition of General Re on December 21, 1998.

                                    FORM 10-Q

                       BERKSHIRE HATHAWAY INC.                       Q/E 9/30/99

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    REALIZED INVESTMENT GAIN/LOSS

    Realized investment gain/loss has been a recurring element in Berkshire's net earnings for many years. Such amounts -- recorded (1) when investments are sold; (2) other than temporarily impaired; and (3) in certain situations, as provided under GAAP, when investments are marked-to-market with a corresponding gain or loss included in earnings -- may fluctuate significantly from period to period, resulting in a meaningful effect on reported net earnings. The Consolidated Statements of Earnings include after-tax realized investment gains of $264 million and $101 million for the third quarter of 1999 and 1998, respectively. For the first nine months, after-tax realized investment gains were $784 million in 1999 and $1,435 million in 1998.

FINANCIAL CONDITION

    Berkshire's balance sheet continues to reflect significant liquidity and above average capital strength. Shareholders' equity at September 30, 1999, was $55.3 billion, or $36,384 per equivalent share of Class A Common Stock.

YEAR 2000 ISSUE

    Many computer systems in use today may be unable to correctly process data or may not operate at all after December 31, 1999 because those systems recognize the year within a date only by the last two digits. Some computer programs may interpret the year "00" as 1900, instead of as 2000, causing errors in calculations or the value "00" may be considered invalid by the computer program, causing the system to fail. Year 2000 issues affect: (1) Information Technology (IT) utilized in Berkshire's widely diversified business information systems, (2) non-IT systems, such as communications, facilities management, and manufacturing and service equipment containing embedded computer chips, and (3) IT and non-IT systems of significant customers, suppliers, business partners and equity investees.

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

    Berkshire's management believes that at least some minor disruptions due to Year 2000 issues are likely to occur. On a worst case basis, if Berkshire, one or more of its significant business partners, equity investees or key governmental bodies are unable to implement timely and effective solutions to the Year 2000 issues, Berkshire could suffer adverse effects. The financial impact of such effects cannot currently be estimated.

    Although Berkshire's business operations are diverse, they all rely on computers to conduct daily business activities. Because of the diversity of those operations, Year 2000 issues are independently managed at each of Berkshire's operating units. Berkshire and its subsidiaries have been working on Year 2000 readiness issues in varying degrees for several years. Generally, the stages involved in managing Year 2000 issues include (a) identifying the IT and non-IT systems that are non-compliant, (b) formulating strategies to remedy the problems, (c) making the changes necessary through purchasing compliant systems or fixing existing systems, (d) testing the changes and (e) developing contingency plans.

    The identification and formulation stages are complete. Many systems have been purchased, upgraded or corrected to make them Year 2000 compliant. In certain instances the certifications of Year 2000 compliance have been obtained from the manufacturers of systems in use. Berkshire believes that all significant IT and non-IT systems are now Year 2000 compliant. In addition, nearly all of those systems have been tested or are being tested. Over the remainder of 1999 and into 2000, Berkshire and affiliates intend to continue testing and monitoring compliant IT and non-IT systems and remediating remaining non-critical systems.

    Berkshire has contacted a large number of its business partners to obtain information regarding their own progress on Year 2000 issues. While all business partners have not fully completed their own Year 2000 projects, Berkshire is unaware of any significant business partner whose Year 2000 issues will not be resolved in a timely manner. However, there is no assurance that significant Year 2000 related problems will not ultimately arise with certain of its business partners.

                                    FORM 10-Q

                       BERKSHIRE HATHAWAY INC.                       Q/E 9/30/99

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

YEAR 2000 ISSUE (CONTINUED)

    Berkshire and its subsidiaries expect to ultimately incur about $60 million in identification, remediation and testing of Year 2000 issues. Approximately $56 million of this amount was incurred as of September 30, 1999. Year 2000 related costs are expensed as incurred. Berkshire management does not believe that any significant IT projects have been delayed due to Year 2000 efforts.

    Contingency plans are being developed and refined, as considered practical, to address situations in which critical functions may fail. Such plans, may include assuring adequate availability of personnel at the end of 1999, backing up of critical data bases before year end, and identification of alternative means for processing transactions, including arranging for back-up data processing facilities. There can be no assurance that the contingency plans will prove effective, especially in response to failure of basic critical telecommunications, utilities, or government provided services.

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

                                            BERKSHIRE HATHAWAY INC.
                                            ------------------------------------
                                                      (Registrant)

Date   November 12, 1999                           /s/ Marc D. Hamburg
                                            ------------------------------------
                                                       (Signature)

                                            Marc D. Hamburg, Vice President
                                            and Principal Financial Officer