Form 10-K
period 1999-12-31
BERKSHIRE HATHAWAY INC
filed 2000-03-29
CIK 1067983

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED December 31, 1999

                       COMMISSION FILE NUMBER  001-14905

                             BERKSHIRE HATHAWAY INC.
             (Exact name of Registrant as specified in its charter)

               Delaware                                   47-0813844
 ---------------------------------------           ----------------------
    State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization                   Identification number)

    1440 Kiewit Plaza, Omaha, Nebraska                      68131
 ---------------------------------------           ----------------------
 (Address of principal executive office)                   (Zip Code)

Registrant's telephone number, including area code (402) 346-1400

Securities registered pursuant to Section 12(b) of the Act*:


      Title of each class              Name of each exchange on which registered
Class A Common Stock, $5.00 Par Value           New York Stock Exchange
-------------------------------------           -----------------------
Class B Common Stock, $0.1667 Par Value         New York Stock Exchange
---------------------------------------         -----------------------

Securities registered pursuant to Section 12(g) of the Act: NONE

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant - $50,151,403,850 **

Indicate number of shares outstanding of each of the Registrant's classes of common stock:


March 20, 2000 -- Class A Common Stock, $5 par value ................ 1,341,155 shares
March 20, 2000 -- Class B Common Stock, $0.1667 par value ........... 5,387,475 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

          Document                                  Incorporated In
          --------                                  ---------------
Proxy Statement for Registrant's
Annual Meeting to be held April 29, 2000               Part III

* OBH Inc., a wholly-owned subsidiary of the Registrant, issued 1% Senior Exchangeable Notes due December 2, 2001, which are registered on the New York Stock Exchange.

** This aggregate value is computed at the last sale price of the common stock on March 20, 2000. It does not include the value of Class A Common Stock (531,879 shares) and Class B Common Stock (437 shares) held by Directors and Executive Officers of the Registrant and members of their immediate families, some of whom may not constitute "affiliates" for purpose of the Securities Exchange Act of 1934.

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

INSURANCE AND REINSURANCE BUSINESSES

        Berkshire's insurance and reinsurance business activities are conducted through 31 domestic and 16 foreign-based insurance companies. Since the beginning of 1996, Berkshire's insurance operations expanded significantly as a result of the January 1996 acquisition of GEICO Corporation ("GEICO Corp.") and the December 1998 acquisition of General Re Corporation ("General Re"). Historically, Berkshire's insurance businesses provided insurance and reinsurance of property and casualty risks primarily in the United States. Through General Re and its affiliates, Berkshire's insurance operations also include meaningful amounts of life, accident and health reinsurance, as well as international property and casualty reinsurance.

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

        Reinsurance contracts are normally classified as treaty or facultative contracts. Treaty reinsurance refers to automatic reinsurance coverage for all or a portion of a specified class of risks ceded by the primary insurer, while facultative reinsurance involves underwriting of individual risks. Coverage of risks assumed under reinsurance contracts may be classified as quota-share or excess. Under quota-share (or pro-rata) reinsurance, the reinsurer shares proportionally in the original premiums, losses, and expenses of the primary insurer or reinsurer. Excess (or non-proportional) reinsurance provides for the indemnification of the primary insurer or reinsurer for all or a portion of the loss in excess of an agreed upon amount or "retention". Both quota-share and excess reinsurance may provide for aggregate limits of indemnification.

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

        Insurers and reinsurers based in the United States are subject to regulation by their states of domicile and by those states in which they are licensed. The primary focus of regulation is to assure that insurers are financially solvent and that policyholder interests are otherwise protected. States establish minimum capital levels for insurance companies and establish guidelines for permissible business and investment activities. States have the authority to suspend or revoke a company's authority to do business, as conditions warrant.

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

        In 1998, the NAIC adopted statutory accounting principles ("SAP") developed under its Codification Project, which was intended to bring greater uniformity in accounting practices throughout the United States. The codification guidance is expected to become effective in 2001 and, in its current form, should not have a significant effect on Berkshire's insurance businesses. However, the amount of reported regulatory capital, also known as statutory surplus, of Berkshire's insurance subsidiaries is expected to decline due to the recognition of deferred income tax liabilities on unrealized appreciation of investments. Under current SAP, such liabilities are not recognized.

        In addition to its activities relating to the annual statement and SAP, the NAIC develops or adopts model laws, regulations and programs for use by its members. Such matters deal with regulatory oversight of solvency, compliance with financial regulation standards, and risk-based capital reporting requirements.

        In general, regulation of the reinsurance industry outside of the United States is subject to the differing laws and regulations of each country in which the reinsurer has operations or writes premiums. Some jurisdictions, such as the United Kingdom, impose complex regulatory requirements on reinsurance companies, while other jurisdictions, such as Germany, impose fewer requirements. Local reinsurance business conducted by General Re's subsidiaries in some countries requires licenses issued by governmental authorities. These licenses may be subject to modification, suspension or revocation dependent on such factors as amount and types of reserves and minimum capital and solvency tests. The violation of regulatory requirements may result in fines, censures and/or criminal sanctions in various jurisdictions.

        Berkshire's insurance companies maintain capital strength at unparalleled levels, significantly higher than normal in the industry. This strength differentiates Berkshire's insurance companies from their competitors. Collectively, the aggregate statutory surplus of Berkshire's U.S. based insurers has grown from $13.4 billion at December 31, 1994 to approximately $44.5 billion at December 31, 1999. All of Berkshire's major insurance companies are rated AAA by Standard & Poor's Corporation, the highest Financial Strength Rating assigned by Standard & Poor's, and are rated A++ (superior) by A.M. Best with respect to their financial condition and operating performance.

        Berkshire's insurance and reinsurance operations are not significantly affected by seasonal variances. However, periodic underwriting results from Berkshire's property/casualty insurance and reinsurance operations can be volatile. Underwriting results can be significantly affected by the timing and magnitude of catastrophe losses incurred, especially with respect to reinsurance assumed business.

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

        GEICO Corp. is headquartered in Chevy Chase, Maryland and its principal insurance subsidiaries include: Government Employees Insurance Company ("GEICO"), GEICO General Insurance Company ("GEICO General"), GEICO Indemnity Company ("GI"), and GEICO Casualty Company ("GEICO Casualty"). These companies offer primarily private passenger automobile insurance to individuals in 48 states and the District of Columbia. Since being acquired by Berkshire, premium volume has grown as a result of significantly higher advertising expenditures and competitive premium rates. As a consequence, voluntary automobile policies in-force have grown by approximately 87% since 1995. To facilitate servicing in-force policy growth, during 1998 and 1999, GEICO opened sales and claims service centers in several new locations. Net premiums written in 1999 were $4,953 million compared to $2,856 million in 1995. Collectively, GEICO Corp. companies are currently the sixth largest auto insurer, in terms of premium volume, in the United States.

        GEICO, founded in 1936, is a multiple-line property and casualty insurer engaged primarily in writing private passenger automobile insurance for preferred-risk government employees and military personnel. Prior to 1996, GEICO also wrote homeowners, fire and boat owners insurance. Since then, GEICO substantially exited these markets. GEICO also writes small amounts of personal umbrella insurance for qualified applicants. GEICO General writes private passenger automobile insurance for preferred-risk drivers not associated with the government or military. GI writes standard-risk private passenger automobile and motorcycle insurance. GEICO Casualty writes non-standard risk private passenger automobile insurance. Each of these companies market their policies primarily through direct response methods, in which applications for insurance are submitted directly to the companies by telephone, through the mail, or via the Internet.

        Seasonal variations in GEICO Corp.'s insurance business are not significant. However, extraordinary weather conditions or other factors may have a significant effect upon the frequency or severity of automobile claims and, to a diminishing degree, homeowners claims.

        GEICO Corp. companies compete for private passenger auto insurance customers with other companies that sell directly to the customer, as well as with companies that use a traditional agency sales force. Private passenger automobile insurance business is highly competitive in the areas of price and service. Some insurance companies exacerbate price competition by selling their products for a period of time at less than adequate rates, because they underestimate ultimate claim costs and/or overestimate the amount of investment income expected to be earned from the cash flow generated as a result of premiums being received before claims are paid. Like all other Berkshire insurance and reinsurance businesses, GEICO Corp. companies will not knowingly follow that strategy.

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

        National Indemnity's clients and risks assumed are located throughout the world, but are primarily located within the United States. Minimal organizational, but huge financial, resources are currently devoted to this business. Over the past 5 years, annual net premiums written have ranged from $777 million (in 1995) to $2,410 million (in 1999).

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

        National Indemnity does not generally cede any of the risks assumed under catastrophe excess reinsurance contracts, due to perceived uncertainties in recovering amounts from other reinsurers that are financially weaker. As a result, the catastrophe excess reinsurance business can produce extreme volatility in periodic underwriting results. Accounting consequences, however, do not influence decisions of Berkshire's management with respect to this or any other business. This factor along with its extraordinary financial strength, are believed to be the primary reasons why National Indemnity has become a major provider of such coverages.

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

        Over the past five years, National Indemnity's non-catastrophe reinsurance business has derived primarily from a relatively small number of excess policies written for major U.S. insurers and reinsurers. For instance, National Indemnity has entered into several retroactive reinsurance contracts over the past three years. Retroactive reinsurance contracts produced written premiums of $1,508 million in 1999, $343 million in 1998 and $143 million in 1997. Coverage under such contracts is usually provided on an excess basis and amounts of indemnification are subject to an aggregate limit, which is usually substantial. Retroactive reinsurance contracts afford protection to ceding companies against the adverse development of claims arising under policies issued in prior years. Significant amounts of environmental and latent injury claims may arise under the contracts.

        Under the terms of many other non-catastrophe contracts, limits of indemnification also may be subject to minimum and maximum payment amounts. Minimum amounts may arise from profit-sharing or commutation clauses under the contracts.

        In National Indemnity's non-catastrophe reinsurance business, the concept of time-value-of money is often an important element in establishing prices and contract terms, since the payment of losses under the agreements are often expected to occur over lengthy periods of time. Losses payable under the contracts are normally expected to exceed premiums and therefore, produce underwriting losses. This business is accepted, in part, because of the large amounts of policyholder funds ("float") generated for investment, the economic benefit of which will occur through increased investment income in future periods.

        BERKSHIRE HATHAWAY DIRECT INSURANCE GROUP -- The Berkshire Hathaway Direct Insurance Group is a collection of smaller primary insurance operations that provide a wide variety of insurance coverages to insureds principally in the U.S. National Indemnity and certain affiliates underwrite motor vehicle insurance to commercial enterprises. This business is written nationwide primarily through insurance agents and brokers and is based in Omaha, Nebraska. National Indemnity and certain other affiliates also solicit and underwrite various unusual or especially large property and casualty risks.

        Other insurance operations include: several companies referred to as the "Homestate Companies", based in Colorado and Nebraska and with branch offices in several other states, which market various commercial coverages for standard risks to insureds in their state of domicile and an increasing number of other states; Cypress Insurance Company, based in California, an underwriter of principally workers' compensation policies for insureds located in California and a small number of other states; Central States Indemnity Company of Omaha, 86.4% owned by Berkshire and located in Omaha, Nebraska, which provides credit card credit insurance marketed primarily through credit card issuers nationwide; 80.1% owned Kansas Bankers Surety Company, based in Kansas, an insurer of primarily crime, fidelity, errors and omissions, officers and directors liability and related insurance coverages directed toward small and medium-sized banks throughout the midwestern United States; and Berkshire Hathaway International Ltd, an insurer of primarily private passenger and commercial auto risks in the United Kingdom.

        GENERAL RE -- On June 19, 1998, Berkshire and General Re executed a Merger Agreement and Plan of Merger. In September 1998, shareholders of the two companies approved the merger and during the fourth quarter all regulatory approvals and tax rulings were received. The transaction was completed on December 21, 1998. General Re shareholders received merger consideration consisting of approximately 272,200 equivalent Class A shares.

        Berkshire's Consolidated Balance Sheets at December 31, 1999 and 1998 include the consolidation of the General Re accounts. Berkshire's Consolidated Statements of Earnings and Cash Flows include the consolidated results of General Re for all of 1999 and for the 10 day period ending December 31, 1998. Additional information regarding General Re's insurance and reinsurance business is provided below.

        General Re was established in 1980 to serve as the holding company of General Reinsurance Corporation ("GRC", incorporated in 1921) and its affiliates. Other General Re affiliates include Kolnische Ruckversicherungs Gesellschaft AG ("Cologne Re"), a major international reinsurer based in Germany. General Re, directly and indirectly through a joint venture arrangement, held an 88% economic interest in Cologne Re as of December 31, 1999. General Re acquired a majority economic ownership of Cologne Re in 1994.

        General Re subsidiaries currently conduct global reinsurance businesses in 71 cities throughout the world and provide reinsurance coverage in 126 countries. General Re operates three principal reinsurance businesses: North American property/casualty reinsurance, International property/casualty reinsurance, and global life/health reinsurance. General Re's reinsurance operations are primarily based in Stamford, Connecticut and Germany. Collectively, General Re and Cologne Re are among the four largest reinsurers in the world based on net premiums written and capital.

NORTH AMERICAN PROPERTY/CASUALTY REINSURANCE

        General Re's North American property/casualty business is principally treaty and facultative reinsurance that is marketed directly to clients without involving a broker or intermediary. General Re companies underwrite predominantly excess coverages for clients located throughout the United States and Canada. North American reinsurance operations are conducted primarily through GRC and to a lesser degree through National Reinsurance Corporation ("NRC"), both based in Stamford, Connecticut. GRC is domiciled in Delaware and licensed in the District of Columbia and all states but Hawaii, where it is an accredited reinsurer. NRC is domiciled in Delaware and licensed in all 50 states, the District of Columbia, Puerto Rico, Canada and the United Kingdom. North American property/casualty business also includes smaller specialty insurers.

        North American reinsurance operations generated $2,801 million in net written premiums in 1999. Casualty reinsurance represented approximately 69 percent of North American property/casualty net premiums written and property reinsurance represented approximately 23 percent.

        General Re's specialty insurers include the General Star companies, which underwrite excess and surplus lines and are domiciled in Connecticut and Ohio. Also, the Genesis companies underwrite excess insurance for self-insured programs and are domiciled in Connecticut and North Dakota. Fairfield Insurance Company, a subsidiary of NRC engaged in property and casualty insurance services, is domiciled in Connecticut, and is licensed in 48 states and the District of Columbia. These businesses together represented approximately 8 percent of General Re's North American property/casualty net premiums written in 1999.

INTERNATIONAL PROPERTY/CASUALTY REINSURANCE

        In total, General Re operates its International property/casualty reinsurance business in 28 countries and provides reinsurance coverage in 126 countries throughout the world. In 1999, the International property/casualty operations principally wrote business in the form of reinsurance treaties with lesser amounts written on a facultative basis. Approximately 80 percent of International property/casualty reinsurance business is written through Cologne Re. In addition, international reinsurance business is written through a number of wholly-owned subsidiaries of General Re. At the end of 1998, General Re acquired D.P. Mann Holdings Limited ("DP Mann"). DP Mann owns both the managing agent of Syndicate 435 at Lloyd's of London and DP Mann Corporate Name Limited, which provides capacity and participates in the results of Syndicate 435 (31.6% in 1999).

        In 1999, General Re's International property/casualty operations produced net written premiums totaling $2,506 million. Approximately 80 percent of international premiums written related to quota-share coverages and 20 percent were excess coverages. Property premiums written were approximately 59 percent of total International property/casualty premiums and casualty premiums were approximately 41 percent. Approximately 72 percent of International property/casualty written premiums are attributed to Germany and Western Europe.

GLOBAL LIFE/HEALTH REINSURANCE

        This business includes the North American and International life/health operations of Cologne Re. Life/health net premiums written in 1999 were $1,736 million. Approximately 31 percent of life/health net premiums were written in Western Europe, another 56 percent were written in the United States and the remaining 13 percent were written throughout the rest of the world. The life/health operations provide individual life, group life, group health, long-term care, individual health and finite risk reinsurance. Most of the life reinsurance business is written on a proportional treaty basis, with smaller amounts written on a facultative basis, while health business is predominantly written on an excess treaty basis. The life/health business is marketed primarily on a direct basis with the exception of group health, which is marketed primarily through brokers.

        INVESTMENTS -- The levels of reinsurance assumed business in recent years, plus the acquisitions of GEICO Corp. and General Re, have produced an exceptional increase in the amount of "float" held by Berkshire's insurance businesses. "Float" is an approximation of the amount of net policyholder funds available for investment. That term denotes the sum of unpaid losses and loss adjustment expenses, unearned premiums and other policyholder liabilities, less the aggregate amount of premium balances receivable, losses recoverable from reinsurance ceded, deferred policy acquisition costs, deferred charges - reinsurance assumed, and related prepaid income taxes. The amount of float has grown from about $3.4 billion at the end of 1994 to about $25.3 billion at the end of 1999. Approximately two-thirds of the year end 1999 amount derives from General Re which was acquired in 1998. The increases in the amounts of float plus the substantial amounts of shareholder capital devoted to insurance and reinsurance activities has generated meaningful increases in the levels of investments and investment income.

        Investment portfolios of insurance subsidiaries include equity ownership percentages of other publicly traded companies. Investments with a market value in excess of $750 million at the end of 1999 include approximately 11% of the outstanding capital stock of American Express Company, approximately 8% of the capital stock of The Coca- Cola Company, approximately 8 1/2% of the capital stock of Federal Home Loan Mortgage Corporation ("Freddie Mac"), approximately 9% of the capital stock of The Gillette Company, approximately 18% of the capital stock of The Washington Post Company and approximately 3 1/2% of the capital stock of Wells Fargo and Company. Much information about these publicly-owned companies is available, including information released from time to time by the companies themselves.

NON-INSURANCE BUSINESSES OF BERKSHIRE

        The Registrant's eight non-insurance "reportable business segments" are described below.

        BUFFALO NEWS - The Buffalo News publishes a Sunday edition and nine editions each weekday from its headquarters in Buffalo, New York. It is the only metropolitan newspaper published daily within a ten county upstate New York distribution area that comprises one of the 50 largest primary market areas in the United States.

        Among newspapers published in those primary markets, The Buffalo News claims the highest percentage of its area household coverage, 57% on weekdays and 76% on Sundays. Berkshire management believes the "newshole" percentage (portion of the paper devoted to news) of The Buffalo News to be greater than any other dominant newspaper of its size or larger. During 1999, this percentage was approximately 58%.

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

        FSI and its subsidiaries engage primarily in the business of providing high technology training to operators of aircraft and ships. FSI's training activities include: advanced pilot training in the operation of aircraft and air traffic control procedures; aircrew training for military and other government personnel; aircraft maintenance technician training; ab-initio (primary) pilot training to qualify individuals for private and commercial pilots' licenses; and ship handling and related training services. FSI also develops classroom instructional systems and materials for use in its training business and for sale to others.

        A significant part of FSI's training programs derives from the use of simulators, which incorporate computer-based technology to replicate the operation of particular aircraft or ocean-going vessels. Simulators reproduce, with a high degree of accuracy, certain sights, movements, and aircraft or vessel control responses experienced by the operator of the aircraft or ship. FSI utilizes approximately 250 training devices, including 222 civil aviation simulators. FSI's training businesses are conducted primarily in the United States, with facilities located in 20 states. FSI also operates training facilities in Australia, Canada, China, France, United Kingdom and the

Netherlands. During 1997, FSI and The Boeing Company, a leading airplane manufacturer, established a joint venture to provide pilot and aircrew training for airline customers around the world.

        FSI also designs and manufactures full motion flight simulators, visual displays, and other training equipment for use in its training business and for sale to others. Manufacturing facilities are located in Oklahoma and Missouri.

        Berkshire added to its flight services business upon the acquisition of Executive Jet, Inc. ("EJ"), which was completed on August 7, 1998. EJ shareholders received aggregate consideration of $725 million, consisting of $350 million in cash and the remainder in Berkshire Class A and B Common Stock.

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

        In 1986, EJ created the fractional ownership of aircraft concept and introduced its NetJets(R) program in the U.S. with one aircraft type. The NetJets(R) program currently offers twelve aircraft types. EJ plans to introduce several new models in the next few years. In late 1996, EJ expanded its fractional ownership programs to Europe via a joint venture arrangement, which is 91% owned by EJ.

        EJ is currently believed to be the world's largest purchaser of general aviation aircraft. The company maintained 206 aircraft in its fleet as of December 31, 1999. EJ management believes that the market for fractional ownership of aircraft programs is large and growing and will contribute to EJ's continued growth over the foreseeable future. EJ's executive offices are located in New Jersey, while most of its logistical and flight operations are based at Port Columbus International Airport in Columbus, Ohio. EJ's European operations are based in Lisbon, Portugal.

        HOME FURNISHINGS - The Home Furnishings segment includes the retail furniture businesses of the Nebraska Furniture Mart ("NFM"), R.C. Willey Home Furnishings ("R.C. Willey"), Star Furniture Company ("Star"), and Jordan's Furniture, Inc. ("Jordan's"). NFM is 80% owned by Berkshire, whereas R.C. Willey, Star and Jordan's are 100% owned by Berkshire. Berkshire has owned its interest in NFM since 1983, and acquired R.C. Willey in 1995 and Star in 1997. Jordan's was acquired by Berkshire on November 13, 1999.

        NFM, R.C. Willey, Star and Jordan's each offer a wide selection of furniture and accessories. In addition, NFM and R.C. Willey sell a full line of major household appliances, electronics, computers and other home furnishings. NFM, R.C. Willey and Star also offer customer financing to complement their retail operations. An important feature of each of these businesses is their ability to control costs and to produce high business volume from offerings of significant value to its customers.

        NFM operates its business from a single very large - approximately 508,000 square feet - retail complex and sizable warehouse and administrative facilities in Omaha, Nebraska. NFM's customers are drawn from a radius around Omaha of approximately 300 miles and it is the largest furniture retailer in the area.

        R.C. Willey, founded in 1932 and based in Salt Lake City, is the dominant home furnishings retailer in Utah. R.C. Willey operates seven full retail stores, including a new store that was opened in August of 1999 in Meridian, Idaho, a distribution center and three clearance facilities. These facilities -- which include more than 760,000 square feet of retail space -- are strategically located throughout northern Utah and in Meridian, Idaho. R.C. Willey serves customers in four western states.

        Star's retail, office and warehouse facilities, include about 580,000 square feet of retail space in ten locations. Seven retail locations are in Houston, Texas where Star is a major furniture retailer in that market.

        Jordan's operates a furniture retail business from three locations in Massachusetts and one in New Hampshire. Jordan's is believed to be the largest furniture retailer, as measured by sales, in the Massachusetts and New Hampshire areas. Jordan's, which opened business in 1927, is well known in its markets for its unique store arrangements and advertising campaigns.

        INTERNATIONAL DAIRY QUEEN -- On January 7, 1998, Berkshire completed the acquisition of International Dairy Queen ("IDQ"). IDQ shareholders received total merger consideration of approximately $590 million, consisting of $ 265 million in cash and the remainder in Berkshire Class A and B stock.

        IDQ develops, licenses and services a system of 5,955 Dairy Queen stores that feature hamburgers, hot dogs, various dairy desserts and beverages, including 56 stores that are wholly or jointly owned. The company predominantly franchises Dairy Queen stores either directly with individual operators or indirectly through agreements with territorial operators, who then grant franchises to individual operators within a specific geographical territory. IDQ supports and promotes the store operations of franchisees through product development, market testing, advertising, training and advisory services. IDQ creates and enforces quality control standards for franchisees. A major portion of IDQ's operating profit derives from franchise service fees paid by franchised stores and stores licensed by territorial operators.

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

        The company also develops and services approximately 400 stores operating under the name of Orange Julius featuring blended fruit drinks and snack items and approximately 30 stores operating under the name of Karmelkorn featuring popcorn and other snacks items.

        JEWELRY -- In 1995, Berkshire acquired Helzberg's Diamond Shops, Inc. ("Helzberg's"). Helzberg's, based in North Kansas City, Missouri, operates a chain of 208 retail jewelry stores in thirty-one states. Most of Helzberg's stores are located in malls or power strip centers, and operate under the name Helzberg Diamonds. In addition, since 1989, Berkshire has owned an interest (currently 88%) in Borsheim's Jewelry Company ("Borsheim's"). From its single store located in Omaha, Nebraska, Borsheim's is a high volume retailer of fine jewelry, watches, crystal, china, stemware, flatware, gifts and collectibles.

        SCOTT FETZER COMPANIES -- The Scott Fetzer Companies are a diversified group of 22 businesses that manufacture and distribute a wide variety of products for residential, industrial and institutional use. The two most significant of these businesses are Kirby home cleaning systems and Campbell Hausfeld.

        Kirby's home cleaning systems are sold to approximately 850 independent authorized factory distributors in the United States and foreign countries. Sales are made through in-the-home demonstrations by independent salespeople. The distributors independently establish the prices at which they offer Kirby products. Kirby and its distributors believe they offer a premium product, and it is believed that prices are generally higher than most of its major competitors. Additionally, a wholly-owned subsidiary purchases consumer finance contracts from about 520 Kirby authorized factory distributors in the United States.

        Campbell Hausfeld manufactures a variety of products including air compressors, air tools, painting systems, pressure washers, welders and generators which are marketed primarily to retailers and industrial products distributors. Scott Fetzer management believes that Campbell Hausfeld offers products that are a superior value to the consumer in comparison to its competitors.

        SEE'S CANDIES - See's Candies produces boxed chocolates and other confectionery products with an emphasis on quality in two large kitchens in California. See's distributes its candies through its own retail stores - nearly 200 in number, located in 10 western and midwestern states, including Hawaii - and by mail order. A meaningful volume of candy business is also recorded from direct shipments made nationwide from its California based quantity order distribution centers.

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

        H. H. Brown manufactures, imports and markets work, safety, outdoor, western work and casual footwear. They are distributed under the H. H. Brown, Born, Carolina, Double-H Boot and other brand names as well as under private label. H. H. Brown is the leading domestic producer of steel toe safety work shoes. The company maintains a significant share in many niche markets in which it competes by providing functional footwear and emphasizing comfort and unique technologies. The company's competitors in this market are typically domestic work boot manufacturers. Management believes that its products are competitive in terms of quality and price.

        In addition to manufacturing its products at three facilities located in the United States and a facility in Canada, H. H. Brown sources shoes and shoe components offshore. The company markets its products primarily within the United States and Canada through a direct sales force of about 120 employees. Its customer base is primarily composed of small independent retailers and wholesalers who sell to workers in a variety of industries including construction, heavy manufacturing, agriculture and other light duty and service occupations.

        Lowell manufactures and markets women's casual, service and nurses footwear. These products are marketed primarily under the brand names Soft Spots and Nurse Mates.

        Dexter manufactures and markets men's and women's dress, casual and athletic footwear. All products are manufactured and sold under the trademark Dexter and are marketed primarily in the United States and Canada. The company specializes in the construction of Handsewns, Welts and Cements. Leather is purchased from domestic tanneries, and many of the other components used in the manufacturing process are made by Dexter. Dexter has four manufacturing facilities in Maine, two in Puerto Rico and one in the Dominican Republic. In addition to the manufacturing facilities, Dexter operates 88 factory outlet stores located in 16 states and Puerto Rico.

        OTHER NON-INSURANCE ACTIVITIES not identified with Berkshire business segments include a group of finance and financial products businesses. Included in these business activities is General Re Financial Products Corporation and affiliates ("GRFP"). GRFP is a dealer in derivative products offering a full line of interest rate, currency, and equity swap and option products, as well as structured finance products. Berkshire's other finance and financial products businesses engage in commercial real estate financing, leveraged financial instruments investing, consumer receivable financing in connection with sales of Kirby and World Book products, and sales of annuity contracts.

        On March 14, 2000, Berkshire invested approximately $1.24 billion cash in common stock and convertible preferred stock of a newly-formed entity that merged with and into MidAmerican Energy Holdings Company ("MidAmerican"). These securities possess 9.7% of the voting interest and 76% of the economic interest on a fully-diluted basis in MidAmerican. In addition, Berkshire subsidiaries acquired $455 million of 11% non-transferable trust preferred securities of MidAmerican. Additional information concerning these investments and MidAmerican's business activities is provided in Note 3 to the Registrant's Consolidated Financial Statements.

        Berkshire Hathaway Inc. and subsidiaries employed approximately 51,500 persons on a full-time equivalent basis at December 31, 1999.

ADDITIONAL INFORMATION WITH RESPECT TO BERKSHIRE'S BUSINESSES

        The amounts of revenue, operating profit and identifiable assets attributable to the aforementioned business segments are included in Note 16 to Registrant's Consolidated Financial Statements contained in Item 8, Financial Statements and Supplementary Data. Additional information regarding Registrant's investments in fixed maturity and marketable equity securities is included in Notes 4 and 5 to Registrant's Consolidated Financial Statements.

ITEM 2.  PROPERTIES

        The physical properties used by the Registrant and its significant business segments are summarized below:


                                                                                                  Owned         Approx.
                                                                                                   or           Square
             Business                        Location                     Type of Property       Leased         Footage
             --------                        --------                     ----------------       ------         -------
Company Headquarters         Omaha, NE                              Offices                      Leased             7,000

GEICO                        Chevy Chase, MD, and other             Offices                       Owned         2,800,000
                                locations in New York,
                                Georgia, Texas, California,
                                Florida & Virginia
                             Various locations throughout the       Offices and drive-in         Leased           200,000
                                United States                          claims facilities

Berkshire Hathaway           Stamford, CT                           Offices                      Leased            10,000
Reinsurance Group

Berkshire Hathaway Direct    Omaha, NE                              Offices                       Owned            73,000

Insurance Group              Omaha, NE & various locations          Offices                      Leased           136,000
                                throughout the United States &
                                England

General Re                   Cologne, Germany and                   Offices                       Owned           170,000
                                various non-U.S. locations
                             Stamford, CT, Various U.S.  and        Offices                      Leased         1,411,000
                                non-U.S. locations

Buffalo News                 Buffalo, NY                            Offices                       Owned           195,000
                             Buffalo, NY                            Printing Plant                Owned           150,000
                             New York & Washington, D.C.            Offices/Warehouses           Leased            85,000

Flight Services              25 U.S. States, Canada,                Offices/Training              Owned         1,036,000
                                Netherlands, France,                   Facilities/Hangars        Leased         1,717,000
                                Switzerland, Portugal,
                                United Kingdom and China

                             Oklahoma and Missouri                  Manufacturing                 Owned           152,000
                                                                                                 Leased            95,000

Home Furnishings             Omaha, NE, San Antonio, TX,            Retail Stores                 Owned         1,517,000
                                Avon & Waltham, MA,                 Warehouses/Offices            Owned         1,991,000
                                Salt Lake City, UT &
                                other locations in Idaho, Utah
                                and Nebraska

                             Salt Lake City, UT, Natick,            Retail Stores                Leased           654,000
                             MA, Nashua, NH,                        Warehouses/Offices           Leased           938,000
                                Houston, TX & other
                                locations in Utah, Texas and
                                Iowa

                                                                                                  Owned         Approx.
                                                                                                   or           Square
             Business                        Location               Type of Property             Leased         Footage
             --------                        --------               ----------------             ------         -------
International Dairy Queen    Decatur, GA, Minneapolis, MN           Manufacturing/                Owned            158,000
                                & Canada                              Offices/
                                                                      Warehouses
                             16 U.S. locations                      Restaurants/Stores            Owned             50,000
                             11 U.S. locations & Canada             Offices/Warehouses           Leased             54,000
                             47 U.S. locations                      Restaurants/Stores           Leased            136,000
Jewelry                      Kansas City, MO                        Office/Warehouse              Owned             65,000
                             Omaha, NE and 208                      Retail stores/offices        Leased            512,000
                                other U.S. locations
Scott Fetzer Companies       Cleveland, OH, & other                 Plants/Warehouses/            Owned          2,350,000
                                locations in 13 U.S. states           Offices
                                                                    Warehouses/Offices           Leased            960,000

                             Canada, England, Taiwan &              Warehouses/Offices           Leased             93,000
                                Mexico
See's Candies                Los Angeles, CA & South San            Plants/Warehouses/            Owned            625,000
                                Francisco, CA                         Offices
                             California                             Warehouses/Offices           Leased            242,000
                             California & other locations           Retail outlets and           Leased            331,000
                                principally in western states         quantity order
                                (201 locations)                       centers
Shoe Group                   Morganton, NC, Womelsdorf,             Plants/Warehouses/            Owned          1,723,000
                                PA, Martinsburg, PA,                  Offices
                                Hudson, NH, Dexter, ME,
                                and other locations in Maine,
                                Puerto Rico & Canada

                             Greenwich, CT, Morganton,              Plants/Warehouses/           Leased            828,000
                                NC, Newton, MA,                       Offices
                                Northkingstown, RI,
                                Womelsdorf, PA, Hudson,
                                NH, Canada, Puerto Rico &
                                Dominican Republic

                             42 U.S. locations                      Retail Stores                 Owned            294,000
                             66 U.S. & Puerto Rico                  Retail Stores                Leased            459,000
                                locations


ITEM 3. LEGAL PROCEEDINGS

        Litigation pending against the Company and its subsidiaries is not considered material or is ordinary routine litigation incidental to the business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

EXECUTIVE OFFICERS OF THE REGISTRANT

        Following is a list of the Registrant's executive officers:


Name                       Age          Position with Registrant                Since
----                       ---          ------------------------                -----
Warren E. Buffett           69          Chairman of the Board                   1970

Marc D. Hamburg             50          Vice President                          1992

Charles T. Munger           76          Vice Chairman of the Board              1978


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


                                     Part II



ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

MARKET INFORMATION

        The Company's Class A and Class B Common Stock are listed for trading on the New York Stock Exchange, trading symbol: BRK.A and BRK.B. The following table sets forth the high and low sales prices per share, as reported on the New York Stock Exchange Composite List during the periods indicated:


                                                   1999                                                1998
                                                   ----                                                ----
                                     Class A                   Class B                   Class A                   Class B
                                     -------                   -------                   -------                   -------
                                High         Low          High         Low          High         Low          High         Low
                              -------      -------      -------      -------      -------      -------      -------      -------
First Quarter ..........      $81,100      $61,900      $ 2,713      $ 2,048      $69,500      $45,700      $ 2,324      $ 1,526
Second Quarter .........       78,600       68,300        2,540        2,211       84,000       65,800        2,795        2,184
Third Quarter ..........       73,000       54,600        2,333        1,802       78,500       57,000        2,622        1,893
Fourth Quarter .........       66,900       52,000        2,219      1,700 1/2     71,000       57,700        2,396        1,916


SHAREHOLDERS

        Berkshire had approximately 9,200 record holders of its Class A Common Stock and 14,600 record holders of its Class B Common Stock at March 3, 2000. Record owners included nominees holding at least 380,000 shares of Class A Common Stock and 5,100,000 shares of Class B Common Stock on behalf of beneficial-but-not-of-record owners.

DIVIDENDS

        Berkshire has not declared a cash dividend since 1967.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA FOR THE PAST FIVE YEARS

(dollars in millions, except per share data)


                                                   1999      1998        1997          1996          1995
                                                   ----      ----        ----          ----          ----
REVENUES:
Insurance premiums earned ....................   $ 14,306   $  5,481   $  4,761      $  4,118      $    957
Sales and service revenues ...................      5,918      4,675      3,615         3,095         2,756
Interest, dividend and other investment income      2,314      1,049        916           778           629
Income from finance and financial products
  businesses .................................        125        212         32            25            27
Realized investment gain (1) .................      1,365      2,415      1,106(2)      2,484(3)        194
                                                 --------   --------   --------      --------      --------
Total revenues ...............................   $ 24,028   $ 13,832   $ 10,430      $ 10,500      $  4,563
                                                 ========   ========   ========      ========      ========

EARNINGS:
Before realized investment gain ..............   $    671   $  1,277   $  1,197      $    884      $    670
Realized investment gain (1) .................        886      1,553        704(2)      1,605(3)        125
                                                 --------   --------   --------      --------      --------
Net earnings .................................   $  1,557   $  2,830   $  1,901      $  2,489      $    795
                                                 ========   ========   ========      ========      ========

EARNINGS PER SHARE:
Before realized investment gain ..............   $    442   $  1,021   $    971      $    733      $    565
Realized investment gain (1) .................        583      1,241        571(2)      1,332(3)        105
                                                 --------   --------   --------      --------      --------
Net earnings .................................   $  1,025   $  2,262   $  1,542      $  2,065      $    670
                                                 ========   ========   ========      ========      ========

YEAR-END DATA (4):
Total assets .................................   $131,416   $122,237   $ 56,111      $ 43,409      $ 28,711
Borrowings under investment agreements
  and other debt (5) .........................      2,465      2,385      2,267         1,944         1,062
Shareholders' equity .........................     57,761     57,403     31,455        23,427        16,739
Class A equivalent common shares
  outstanding, in thousands ..................      1,521      1,519      1,234         1,232         1,194
Shareholders' equity per outstanding
  Class A equivalent share ...................   $ 37,987   $ 37,801   $ 25,488      $ 19,011      $ 14,025
                                                 ========   ========   ========      ========      ========

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

       Net earnings for each of the past three years are disaggregated in the table that follows. Amounts are after deducting minority interests and taxes.

                                                                          -- (dollars in millions)--
                                                                       1999          1998          1997
                                                                       ----          ----          ----
Insurance segments - underwriting .............................      $  (897)      $   171       $   298
Insurance segments - investment income ........................        1,764           731           704
Non-Insurance business segments ...............................          427           389           311
Interest expense ..............................................          (70)          (63)          (67)
Goodwill amortization and other purchase-accounting-
  adjustments .................................................         (648)         (118)          (94)
Other .........................................................           95           167            45
                                                                     -------       -------       -------
  Earnings before realized investment gain ....................          671         1,277         1,197
Realized investment gain ......................................          886         1,553           704
                                                                     -------       -------       -------
  Net earnings ................................................      $ 1,557       $ 2,830       $ 1,901
                                                                     =======       =======       =======

       The business segment data (Note 16 to Consolidated Financial Statements) should be read in conjunction with this discussion.

       INSURANCE SEGMENTS -- UNDERWRITING

       A summary follows of underwriting results from Berkshire's insurance segments for the past three years.

                                                         -- (dollars in millions)--
                                                      1999          1998          1997
                                                      ----          ----          ----
Underwriting gain (loss) attributable to:
     GEICO ...................................      $    24       $   269       $   281
     General Re ..............................       (1,184)           --            --
     Berkshire Hathaway Reinsurance Group ....         (256)          (21)          128
     Berkshire Hathaway Direct Insurance Group           22            17            52
                                                    -------       -------       -------
Underwriting gain (loss)-- pre-tax ...........       (1,394)          265           461
Income taxes and minority interest ...........         (497)           94           163
                                                    -------       -------       -------
Net underwriting gain (loss) .................      $  (897)      $   171       $   298
                                                    =======       =======       =======

       Berkshire engages in both primary insurance and reinsurance of property and casualty risks. Through General Re, Berkshire also reinsures life and health risks. In primary insurance activities, Berkshire subsidiaries assume defined portions of the risks of loss from persons or organizations that are directly subject to the risks. In reinsurance activities, Berkshire subsidiaries assume defined portions of similar or dissimilar risks that other insurers or reinsurers have subjected themselves to in their own insuring activities. Berkshire's principal insurance businesses are: (1) GEICO, the sixth largest auto insurer in the United States, (2) General Re, one of the four largest reinsurers in the world, (3) Berkshire Hathaway Reinsurance Group ("BHRG") and
(4) Berkshire Hathaway Direct Insurance Group. See Note 2 to the Consolidated Financial Statements for information regarding the General Re acquisition.

       A significant marketing strategy followed by all these businesses is the maintenance of extraordinary capital strength. Statutory surplus as regards policyholders of Berkshire's insurance businesses increased to approximately $45 billion at December 31, 1999. This superior capital strength creates opportunities, especially with respect to reinsurance activities, to negotiate and enter into contracts of insurance specially designed to meet unique needs of sophisticated insurance and reinsurance buyers. Additional information regarding Berkshire's insurance and reinsurance operations is presented on the following pages.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

       INSURANCE SEGMENTS - UNDERWRITING (continued)

       GEICO

       GEICO provides primarily private passenger automobile coverages to insureds in 48 states and the District of Columbia. GEICO policies are marketed mainly by direct response methods in which customers apply for coverage directly to the company over the telephone, through the mail or via the Internet. This is a significant element in GEICO's strategy to be a low cost insurer and, yet, provide high value to policyholders.

       GEICO's underwriting results for the past three years are summarized below.

                                                                -- (dollars are in millions)--
                                         1999                     1998                      1997
                                 --------------------      -------------------      ---------------------
                                 Amount          %         Amount         %          Amount         %
                                 ------      --------      ------     --------      -------      --------
Premiums written ..........      $4,953                    $4,182                    $3,588
                                 ======                    ======                    ======
Premiums earned ...........      $4,757         100.0      $4,033         100.0      $3,482         100.0
                                 ------      --------      ------      --------      ------      --------
Losses and loss expenses ..       3,815          80.2       2,978          73.8       2,630          75.5
Underwriting expenses .....         918          19.3         786          19.5         571          16.4
                                 ------      --------      ------      --------      ------      --------
Total losses and expenses .       4,733          99.5       3,764          93.3       3,201          91.9
                                 ------      ========      ------      ========      ------      ========
Underwriting gain-- pre-tax      $   24                    $  269                     $ 281
                                 ======                    ======                    ======


       Premiums earned in 1999 exceeded premiums earned in 1998 by 17.9%, which followed growth in 1998 of 15.8% over 1997 and 12.6% in 1997 over 1996. The increased premiums earned in recent years reflects significant growth in the numbers of voluntary auto policies-in-force, partially offset by the effects of premium rate reductions taken in certain states. Rate reductions have been taken during the past three years to better align premium rates with pricing targets. Voluntary auto policies-in-force during 1999 grew by 21.5% over 1998 following growth of 20.8% in 1998 and 16.0% in 1997. Over the past three years, GEICO experienced significant growth in the preferred-risk markets, as well as the standard and non-standard auto lines. New business sales in 1999 exceeded 1998 by 31.9%. The growth in premium volume in recent years is attributed to substantially higher amounts of advertising and competitive premium rates.

       GEICO's net underwriting profits in 1999 declined significantly from the underwriting profits in 1998 and 1997. Underwriting results in 1999 reflect the aforementioned premium rate reductions, relatively higher levels of claim costs and increased marketing expenditures. In 1998 and 1997, GEICO's underwriting results were better than expected primarily due to favorable claims experience. Also, GEICO's underwriting results are subject to volatility, given the inherent uncertainty in anticipating the levels of claim losses for a given period.

       Losses and loss expenses incurred as percentages of premiums earned were 80.2% in 1999, 73.8% in 1998 and 75.5% in 1997. As a result of the aforementioned premium rate reductions, claim costs incurred in 1999 were expected to rise at faster rates than premiums. In addition, higher claim frequency was experienced in 1999. Claim costs in 1998 and 1997 were lower than normal reflecting generally mild weather conditions and declining severity of auto liability claims. Catastrophe losses added 1.0% to the loss and loss expense ratio in 1999, compared to 0.7% in 1998 and 0.3% in 1997.

       GEICO's underwriting expenses in 1999 exceeded 1998 by $132 million (16.8%) and underwriting expenses in 1998 exceeded 1997 by $215 million (37.7%). The increase in expenses in 1999 relates primarily to costs incurred in connection with the generation and servicing of new business, offset somewhat by the effect of the deferral of certain costs associated with the development of computer software for internal use, as prescribed by new accounting rules effective in 1999. GEICO expects to increase spending to generate new policy growth in 2000.

       During 1999, GEICO was named as a defendant in a number of class action lawsuits related to the use of repair parts not produced by original equipment manufacturers in connection with settlement of collision damage claims. Similar lawsuits have been filed against several other major private-passenger auto insurers. Management intends to vigorously defend GEICO's position of recommending the use of after-market parts in certain auto accident repairs. The lawsuits are in the early stages of development and the ultimate outcome cannot be reasonably determined at this time.

       Although competition for private passenger auto insurance remains intense, GEICO expects voluntary auto policies-in-force to continue to grow in 2000 as a result of accelerating marketing efforts and competitive rates. New business is initially unprofitable due in large part to first year acquisition costs. The costs of acquiring new business are expected to rise further in 2000. These factors produce lower overall underwriting margins during periods of growth. Thus, GEICO's underwriting results are expected to further decline in 2000 from 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

       INSURANCE SEGMENTS - UNDERWRITING (continued)

       General Re

       On December 21, 1998, General Re became a wholly owned subsidiary of Berkshire upon completion of the merger of the two companies. General Re's results of operations are included in Berkshire's consolidated results beginning as of that date. For comparative purposes in this discussion, the historical results for all of 1998 are presented although the full-year results are not included in Berkshire's 1998 consolidated results.

       General Re and its affiliates conduct a global reinsurance business, which provides reinsurance coverage in the United States and 125 other countries around the world. General Re's principal reinsurance operations are: (1) North American property/casualty, (2) International property/casualty, and (3) Global life/health. The International property/casualty operations are conducted primarily through Germany-based Cologne Re and its subsidiaries. At December 31, 1999, General Re had an 88% economic ownership interest in Cologne Re.

       General Re's consolidated underwriting results for the past two years are summarized below. Dollar amounts are in millions.

                                         1999                        1998
                                         ----                        ----
                                Amount             %           Amount         %
                                ------             -           ------         -
Premiums written ..........      $ 7,043                      $ 6,084
                                 =======                      =======
Premiums earned ...........      $ 6,905          100.0       $ 6,095         100.0
                                 -------       --------       -------      --------
Losses and loss expenses ..        6,022           87.2         4,607          75.6
Underwriting expenses .....        2,067           29.9         1,858          30.5
                                 -------       --------       -------      --------
Total losses and expenses .        8,089          117.1         6,465         106.1
                                 -------       ========       -------      ========
Underwriting loss-- pre-tax      $(1,184)                     $  (370)
                                 ========                    =========

       General Re's reinsurance operations produced large net underwriting losses in 1999. The aggregate net underwriting loss of $1,184 million in 1999 is the worst annual underwriting result of the company over the past 15 years. Following is additional information and discussion with respect to each of General Re's underwriting units.

       General Re's North American property/casualty pre-tax underwriting results for the years ending December 31,1999 and 1998 are summarized below. Dollar amounts are in millions.

                                                 1999                       1998
                                                 ----                       ----
                                         Amount           %          Amount         %
                                         ------           -          ------         -
Premiums written .................      $ 2,801                     $  2,707
                                        =======                     ========
Premiums earned ..................      $ 2,837          100.0      $ 2,708         100.0
                                        -------       --------      -------      --------
Losses and loss expenses .........        2,547           89.8        1,830          67.6
Underwriting expenses ............          874           30.8          857          31.6
                                        -------       --------      -------      --------
Total losses and expenses ........        3,421          120.6        2,687          99.2
                                        -------       ========      -------      ========
Underwriting gain (loss)-- pre-tax      $  (584)                    $    21
                                        =======                     =======

       General Re's North American property/casualty operations underwrite predominantly excess reinsurance across multiple lines of business. North American property/casualty premiums earned grew 4.8% in 1999. Premiums earned in 1999 included $154 million related to a single new stop-loss reinsurance contract. Otherwise, premiums decreased primarily due to reduced business with national accounts and declines in excess and surplus lines insurance businesses. These declines exceeded growth in regional, specialty, and casualty facultative reinsurance businesses during 1999.

       Underwriting results from North American property/casualty operations in 1999 deteriorated significantly when compared to results for 1998. Net underwriting losses in 1999 include fourth quarter losses of $353 million. Large net underwriting losses in 1999 were generated in both property and casualty reinsurance lines, which in the aggregate, produced a small net underwriting profit in 1998.

       The North American property/casualty loss ratio of 89.8% in 1999 exceeded the loss ratio for 1998 by 22.2 percentage points. The increase in the 1999 loss ratio was primarily due to the effects of inadequate premium rates,higher current accident year losses in property lines of business and considerably lower amounts of favorable development of loss reserves established for previous years' casualty claims. Losses in 1999 arising from catastrophic events and other large property losses under facultative and treaty contracts added 9.4 percentage points to the loss and loss expense ratio in 1999 compared to 4.1 percentage points in 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

       INSURANCE SEGMENTS - UNDERWRITING (continued)

       General Re (Continued)

       General Re's International property/casualty underwriting results for years ending December 31,1999 and 1998 are summarized below. Dollar amounts are in millions.

                                     1999                1998
                                     ----                ----
                              Amount       %       Amount      %
                              ------       -       ------      -
Premiums written ..........  $ 2,506              $ 2,072
                             =======              =======
Premiums earned ...........  $ 2,343      100.0   $ 2,095     100.0
                             -------   --------   -------  --------
Losses and loss expenses ..    2,041       87.1     1,514      72.3
Underwriting expenses .....      775       33.1       682      32.5
                             -------   --------   -------  --------
Total losses and expenses .    2,816      120.2     2,196     104.8
                             -------   ========   -------  ========
Underwriting loss-- pre-tax  $  (473)             $  (101)
                             =======              ========

       The International property/casualty operations write quota-share and excess reinsurance on risks around the world. Earned premiums in 1999 exceeded premiums earned in 1998 by 11.8%. The increase was primarily due to business produced by DP Mann, reduced levels of premiums ceded, including amounts ceded to General Re's North American reinsurance operations and a large new contract involving motor business in Argentina. DP Mann is a Lloyd's underwriting manager that was acquired by General Re at the end of 1998.

       General Re's International property/casualty underwriting results for 1999 were poor. Loss and loss expense ratios for 1999 were 87.1% as compared to 72.3% for 1998. The increase in the 1999 loss ratio was mainly due to inadequate premium rates, higher catastrophe losses and deteriorating results in the excess liability, motor and the Australian professional indemnity lines of businesses. In addition, the motion picture film finance business experienced significant losses in the fourth quarter of 1999. Losses from catastrophic events, including fourth quarter 1999 European winter storms, earthquakes in Taiwan and Turkey and an Australian hailstorm, aggregated $126 million in 1999 or 5.4 loss ratio points, compared to $28 million of catastrophic losses or 1.3 loss ratio points in 1998.

       General Re's Global life/health underwriting results for the years ending December 31,1999 and 1998 are summarized below. Dollar amounts are in millions.

                                                       1999            1998
                                                       ----            ----
                                                   Amount    %     Amount    %
                                                   ------    -     ------    -
Premiums written ................................  $1,736          $1,305
                                                   ======          ======
Premiums earned .................................  $1,725  100.0   $1,292  100.0
                                                   ------  -----   ------  -----
Losses and loss expenses ........................   1,434   83.2    1,263   97.8
Underwriting expenses ...........................     418   24.2      319   24.6
                                                      ---   ----      ---   ----
Total losses and expenses .......................   1,852  107.4    1,582  122.4
                                                    -----  =====    -----  =====
Underwriting loss-- pre-tax .....................  $ (127)          $(290)
                                                   =======          ======

       General Re's Global life/health affiliates reinsure such risks worldwide. The life business represented approximately 52% of the total life/health premiums in 1999 compared to about 63% in 1998. Global life/health premiums earned increased 33.6% in 1999 over 1998. The increase was principally related to higher premiums earned in connection with the run off of health lines written by a former London agent of Cologne Re's U.S. subsidiary ("GCL" formerly "CLR") and growth from several new contracts written in the U.S. individual and group health markets.

       The Global life/health net underwriting losses in 1999 and 1998 were principally attributed to the health business. In both 1999 and 1998, the life business produced modest underwriting profits although mortality experience in the individual life business worsened in 1999. The unsatisfactory underwriting experience in the group health business in 1999 reflected increases in GCL's health claim reserves that resulted from a comprehensive review conducted during the first half of 1999. Prior to the merger with Berkshire in 1998, a loss provision of $275 million was established on GCL's portion of a pool of workers' compensation carve-out business written by the former London-based managing underwriter. After considering settlements negotiated by other parties involved in this business and actuarial reviews of other available loss information, management concluded that no change to the reserve was warranted for 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

       INSURANCE SEGMENTS - UNDERWRITING (continued)

       Berkshire Hathaway Reinsurance Group

       The Berkshire Hathaway Reinsurance Group ("BHRG") underwrites principally excess-of-loss reinsurance coverages for insurers and reinsurers. BHRG is believed to be one of the world leaders in providing catastrophe excess-of-loss reinsurance. In recent years, BHRG has generated significant premium volume from a few very sizable retroactive reinsurance contracts.

       Underwriting results for the past three years are summarized in the following table. Dollar amounts are in millions.

                                                   1999            1998             1997
                                                   ----            ----             ----
                                                Amount    %     Amount    %      Amount    %
                                                ------    -     ------    -      ------    -
Premiums written .............................  $2,410            $986             $955
                                                ======            ====             ====
Premiums earned ..............................  $2,382  100.0     $939  100.0      $967  100.0
                                                ------  -----     ----  -----      ----  -----
Losses and loss expenses .....................   2,573  108.0      765   81.5       676   69.9
Underwriting expenses ........................      65    2.7      195   20.7       163   16.9
                                                    --    ---      ---   ----       ---   ----
Total losses and expenses ....................   2,638  110.7      960  102.2       839   86.8
                                                 -----  =====      ---  =====       ---   ====
Underwriting gain (loss)-- pre-tax ...........  $ (256)           $(21)            $128
                                                ======            =====            ====

       Premiums earned from retroactive reinsurance contracts, including structured settlements, were $1,508 million in 1999, $343 million in 1998 and $144 million in 1997. Premiums earned in 1999 included $1,250 million related to a single contact entered into with an affiliate of a major U.S.
property/casualty insurer.

       Generally, retroactive reinsurance contracts indemnify the ceding company, subject to aggregate loss limits, with respect to past loss events that were insured by the counterparty. It is generally expected that losses ultimately paid under these arrangements will exceed the premiums received, possibly by a wide margin. Premiums are based in part on time-value-of-money concepts because loss payments are expected to occur over lengthy time periods. However, retroactive contracts do not significantly impact earnings in the year of inception. Consistent with Berkshire's accounting policy, the excess of the estimated ultimate losses payable over the premiums received is established as a deferred charge and amortized against income over the estimated future claim settlement periods.

       Net underwriting losses with respect to retroactive reinsurance contracts were $97 million in 1999, $90 million in 1998 and $82 million in 1997. The net underwriting losses from this business reflect the recurring recognition of time-value-of-money concepts, the amortization of deferred charges on retroactive reinsurance and accretion of discounted structured settlement liabilities. The amortization and accretion charges are reported as losses incurred and because there are no offsetting premiums, as underwriting losses. Due to the large retroactive reinsurance contracts entered into during 1999, deferred charges increased significantly. Consequently, the periodic amortization and therefore, underwriting losses are expected to increase in future periods.

       Premiums earned from non-catastrophe reinsurance contracts totaled $560 million in 1999, $310 million in 1998 and $513 million in 1997. In each of the last three years, the premiums earned from this business were derived predominantly from a small number of sizable contracts. Premiums earned in 1999 included $113 million from contracts with General Re's North American property/casualty operations.

       Net underwriting losses from the non-catastrophe reinsurance business were $355 million in 1999, $86 million in 1998 and $73 million in 1997. BHRG incurred a net loss of approximately $220 million from a single aggregate excess contract during the fourth quarter of 1999. Also, the 1999 underwriting loss includes $126 million of net losses on reinsurance assumed from General Re's North American property/casualty businesses. As with retroactive reinsurance contracts, the premiums established for non-catastrophe reinsurance contracts are based on time-value-of-money concepts because loss payments are expected to occur over lengthy time periods. Loss reserves for this business are established without such time discounting but, unlike retroactive reinsurance contracts, no deferred charges are established. Consequently, significant underwriting losses result. This business is accepted because of the large amounts of investable policyholder funds ("float") that is produced. It is anticipated that Berkshire will derive significant economic benefits over the lengthy period of time that the float will be available for investment.

       Premiums earned from catastrophe excess contracts were $314 million in 1999, $286 million in 1998 and $310 million in 1997. Competition within the catastrophe reinsurance markets remains intense, which in many instances,

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

       INSURANCE SEGMENTS - INVESTMENT INCOME (continued)

       Berkshire Hathaway Reinsurance Group (Continued)

makes premium rates inadequate or coverage conditions unacceptable. As a result, BHRG has accepted relatively few new arrangements. However, it is expected that this business will still produce meaningful amounts of earned premiums during 2000.

       Net underwriting gains from catastrophe reinsurance were $196 million in 1999, $155 million in 1998 and $283 million in 1997. Catastrophe losses incurred in 1999 and 1998 were relatively minor. Significant exposure to losses remains with respect to contracts that are in-force at year-end 1999, especially with respect to a major earthquake in California or a hurricane affecting the U.S. Future periodic underwriting results of this business are subject to extreme volatility. However, Berkshire's management is willing to accept volatility in reported results, provided there is a reasonable prospect of long-term profitability.

       Berkshire Hathaway Direct Insurance Group

       The Berkshire Hathaway Direct Insurance Group is comprised of a wide variety of smaller property/casualty businesses. These businesses include:
National Indemnity Company's traditional commercial motor vehicle and specialty risk operations; six companies collectively referred to as "homestate" operations that provide primarily standard commercial coverages to insureds in an increasing number of states; Cypress Insurance Company, a provider of workers' compensation insurance in California and other states; Central States Indemnity Company, a provider of credit card credit insurance to individuals nationwide through financial institutions; Kansas Bankers Surety Company, an insurer for primarily small and medium size banks located in the midwest; and Berkshire Hathaway International, a London-based writer of personal and commercial auto insurance.

       Collectively, direct insurance businesses produced earned premiums of $262 million in 1999, $328 million in 1998 and $312 million in 1997. The decrease in premiums earned in 1999 compared to 1998 was essentially attributed to the credit card and international auto businesses, whereas the comparative increase in premiums earned in 1998 over 1997 was largely due to those same operations. Net underwriting gains of the direct businesses totaled $22 million in 1999, $17 million in 1998 and $52 million in 1997. The increase in underwriting profits in 1999 over 1998 was due primarily to lower net losses from the international auto business. The decline in net underwriting gains in 1998 from 1997 was principally due to lower profits from the specialty risk operations.

       INSURANCE SEGMENTS - INVESTMENT INCOME

       Following is a summary of the insurance segments net investment income for the past three years.

                                                          (dollars in millions)
                                                        1999      1998      1997
                                                        ----      ----      ----
Investment income before taxes ....................    $2,482    $  974    $  882
Applicable income taxes and minority interest .....       718       243       178
                                                       ------    ------    ------
Investment income after taxes and minority interest    $1,764    $  731    $  704
                                                       ======    ======    ======

       Investment income before taxes from the insurance operations in 1999 includes $1,328 million from General Re, which was acquired by Berkshire on December 21, 1998. Invested assets grew by approximately $25 billion as a result of the General Re acquisition. At December 31, 1999, cash and invested assets totaled approximately $72 billion. Excluding the impact of General Re, net investment income in 1999 grew 18.5% over amounts earned in 1998. In 1998, net investment income exceeded 1997 by 10.4%.

       Berkshire's insurance businesses generate large amounts of investment income derived from shareholder capital, as well as policyholder float. Float represents an estimate of the amount of funds ultimately payable to policyholders that is available for investment. Float denotes the sum of net loss and loss adjustment expense reserves, unearned premiums, and funds held under reinsurance agreements, less premiums receivable, deferred acquisition costs, deferred charges on retroactive reinsurance and prepaid income taxes. The aggregate float was approximately $25.3 billion at December 31, 1999 and $22.8 billion at December 31, 1998. The acquisition of General Re increased float by approximately $14.9 billion.

       Income taxes and minority interest as a percentage of investment income before taxes were 28.9% for 1999, 24.9% for 1998 and 20.2% for 1997. The increase in the rates reflects an increase in the proportion of taxable interest income relative to the amounts of dividend and tax-exempt interest, which are effectively taxed at lower rates. Minority interest applicable to investment income in 1999 also increased due to amounts related to investment income of Cologne Re.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

       NON-INSURANCE BUSINESS SEGMENTS (continued)

        A summary follows of results to Berkshire from these identified business segments for the past three years.

                                                                    -- (dollars in millions)--
                                            1999                1998                1997
                                            ----                ----                ----
                                      Amount       %      Amount       %      Amount       %
                                      ------       -      ------       -      ------       -
Revenues .........................    $5,701       100    $4,438       100    $3,404       100
Cost and expenses ................     4,997        88     3,803        86     2,892        85
                                      ------    ------    ------    ------    ------    ------
Operating profit .................       704        12       635        14       512        15
Income taxes and minority interest       277         5       246         5       201         6
                                      ------    ------    ------    ------    ------    ------
Contribution to net earnings .....    $  427         7    $  389         9    $  311         9
                                      ======    ======    ======    ======    ======    ======


       A comparison of revenues and operating profits between 1999, 1998 and 1997 for each of the eight identifiable non-insurance business segments follows.

                                                  -- (dollars in millions) --                   Operating Profit
                                      Revenues                 Operating Profits               as a % of Revenues
                             --------------------------    --------------------------       ------------------------
Segment                       1999      1998      1997      1999      1998      1997        1999      1998      1997
-------                       ----      ----      ----      ----      ----      ----        ----      ----      ----
Buffalo News ............    $  157    $  157    $  156    $   55    $   53    $   56        35        34        36
Flight Services .........     1,856       858       411       225       181       140        12        21        34
Home Furnishings ........       917       793       667        79        72        57         9         9         9
International Dairy Queen       460       420        --        56        58        --        12        14        --
Jewelry .................       486       420       398        51        39        32        10         9         8
Scott Fetzer Companies ..     1,021     1,002       961       147       137       119        14        14        12
See's Candies ...........       306       288       269        74        62        59        24        22        22
Shoe Group ..............       498       500       542        17        33        49         3         7         9
                             ------    ------    ------    ------    ------    ------
                             $5,701    $4,438    $3,404    $  704    $  635    $  512
                             ======    ======    ======    ======    ======    ======

       1999 compared to 1998

       Revenues from the eight identifiable non-insurance business segments of $5,701 million in 1999 increased $1,263 million (28.5%) from the prior year. The aggregate operating profits from these business segments of $704 million in 1999 increased $69 million (10.9%). The inclusion of Executive Jet, which was acquired during August, 1998, for a full year in 1999 accounts for a significant portion of the comparative increases. The following is a discussion of other significant matters impacting comparative results for each of the non-insurance business segments.

       Buffalo News

       The Buffalo News revenues were relatively unchanged in 1999 as compared to 1998. Operating profits in 1999 of $55 million increased $2 million (3.8%) from the comparable 1998 amount. Much of the increase arose as a result of a special non recurring charge which was recorded in 1998 related to workers' compensation insurance. Without the charge, operating profits in 1999 would have been comparable to the prior year.

       Flight Services

       This segment includes FlightSafety and Executive Jet. FlightSafety provides high technology training to operators of aircraft and ships. FlightSafety's worldwide clients include corporations, the military and government agencies. On August 7, 1998, Berkshire acquired Executive Jet, the worlds' leading provider of fractional ownership programs for general aviation aircraft. Executive Jet operates the NetJets(R) fractional ownership program in the United States and Europe. Revenues of this segment increased $998 million (116.3%) over comparable prior year amounts. The inclusion of Executive Jet for the full year of 1999 accounts for a substantial portion of the overall revenue increase. Operating profits of this segment increased $44 million (24.3%) over comparable prior year amounts. Executive Jet accounts for almost 2/3 of the overall increase. FlightSafety's operating profits increased significantly over 1998 as a result of continued growth in all areas of its training business.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       NON-INSURANCE BUSINESS SEGMENTS (continued)

       Home Furnishings

       This segment is comprised of four separately managed but similar retail home furnishing businesses: Nebraska Furniture Mart ("NFM"), based in Omaha, Nebraska; R.C. Willey Home Furnishings ("Willey"), based in Salt Lake City, Utah; Star Furniture Company ("Star"), based in Houston, Texas; and Jordan's Furniture, Inc. ("Jordan's"), based in Boston, Massachusetts. Berkshire acquired NFM in 1983, Willey in 1995 and Star in 1997. Jordan's was acquired on November 13, 1999 and is the largest furniture retailer in Massachusetts and New Hampshire. Revenues of this segment increased $124 million (15.6%) as compared to the prior year. NFM, Willey and Star each reported revenue increases of between 8% and 10%. Additionally, Jordan's results were included in Berkshire's segments results for about the last 45 days of the year. Operating profits of $79 million in 1999 increased $7 million (9.7%) over the comparable prior year amount. The increase arose from increased sales and improved margins at NFM, Willey and Star.

       International Dairy Queen

       At the beginning of 1998, Berkshire completed the acquisition of Dairy Queen. Dairy Queen develops, licenses and services a system of about 6,000 Dairy Queen stores located throughout the United States, Canada and other foreign countries. Dairy Queen stores feature hamburgers, hot dogs, various dairy desserts and beverages. Dairy Queen revenues increased $40 million (9.5%) as compared to the prior year. About 75% of the increase relates to increased distribution business. A significant portion of the remaining increase relates to sales by company-owned stores. Operating profit of $56 million declined $2 million (3.4%) from the prior year.

       Jewelry

       This segment consists of two separately managed retailers of fine jewelry. Borsheim's operates from a single location in Omaha, Nebraska. Helzberg's Diamonds operates a national chain of retail stores located primarily in malls throughout the United States. Revenues of $486 million increased $66 million (15.7%) and operating profits of $51 million increased $12 million (30.8%) over the comparable prior year amounts. While the revenue increase accounted for much of the increase in operating profits, both of these businesses were able to effectively control operating expenses resulting in improved results.

       Scott Fetzer Companies

       The Scott Fetzer companies are a group of about twenty diverse manufacturing and distribution businesses under common management. Principal businesses in this group of companies sell products under the Kirby (home cleaning systems), Campbell Hausfeld (air compressors, paint sprayers and pressure washers) and World Book (encyclopedias and other educational products) names. Revenues of $1,021 million increased $19 million (1.9%) over the comparable prior year amount. The increase in revenues was primarily due to revenue increases at Campbell Hausfeld and World Book offset somewhat by lower revenues from Kirby's home cleaning system's business. Operating profits of $147 million increased $10 million (7.3%) from the prior year. Increased sales at Campbell Hausfeld along with improved results from World Book's domestic and international businesses account for a significant portion of the improved results.

       See's Candies

       See's revenues increased $18 million (6.2%) over comparable prior year amounts. Total pounds of candy sold increased about 7.2% with strong increases being achieved both in See's quantity order business as well as its retail stores. Operating profits increased $12 million (19.3%) as compared to the prior year. The revenue increase as well as a slightly over 1% increase in gross margin percentage accounts for the increase.

       Shoes

       This segment includes H. H. Brown Shoe Company, Inc., Lowell Shoe, Inc. and Dexter Shoe Companies. These businesses manufacture and distribute work, dress, casual and athletic footwear. In addition, over 100 retail shoe stores are included in this segment. Revenues for this segment decreased by $2 million in 1999 as compared to 1998. Operating profits of $17 million in 1999 decreased $16 million (48.5%) from the prior year. The significant profit decline arose at Dexter. It has become increasingly difficult for a domestic producer of shoes like Dexter to compete in an industry where over 90% of the items sold are produced abroad, where low-cost labor is the rule. In order to remain competitive, Dexter has begun shutting down certain of its domestic plants and sourcing more of its output internationally. The results for 1999 include severance and relocation costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

       NON-INSURANCE BUSINESS SEGMENTS (continued)

       1998 compared to 1997

       Revenues from the non-insurance business segments increased $1,034 million (30.4%) in 1998 as compared to 1997. Operating profits of $635 million during 1998 increased $123 million (24.0%) from the comparable 1997 amount. The most significant factor which gave rise to the increase in both revenues and operating profits were the acquisitions of Dairy Queen at the beginning of 1998 and Executive Jet during August, 1998. With the exception of the shoe group, all other reportable segments reported excellent results in 1998 as compared to 1997.

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

       While the effects of realized gains are often material to the Consolidated Statements of Earnings, such gains often produce a minimal impact on Berkshire's total shareholders' equity. This is due to the fact that Berkshire's investments are carried in prior periods' consolidated financial statements at market value with unrealized gains, net of tax, reported as a separate component of shareholders' equity.

       GOODWILL AMORTIZATION AND OTHER PURCHASE-ACCOUNTING-ADJUSTMENTS

       Goodwill amortization and other purchase-accounting-adjustments reflect the after-tax effect on net earnings with respect to the amortization of goodwill of acquired businesses and the amortization of fair value adjustments to certain assets and liabilities which were recorded at the acquisition dates of certain businesses (principally General Re and GEICO). The significant increase in such charges during 1999 as compared to 1998 periods is primarily due to the acquisition of General Re on December 21, 1998.

MARKET RISK DISCLOSURES

       Berkshire's Consolidated Balance Sheet includes a substantial amount of assets and liabilities whose fair values are subject to market risks. Berkshire's significant market risks are primarily associated with equity prices and interest rates and to a lesser degree financial products. The following sections address the significant market risks associated with Berkshire's business activities.

       EQUITY PRICE RISK

       Strategically, Berkshire strives to invest in businesses that possess excellent economics, with able and honest management and at sensible prices. Berkshire's management prefers to invest a meaningful amount in each investee. Accordingly, Berkshire's equity investments are concentrated in relatively few investees. At year-end 1999 and 1998, approximately 60% of the total fair value of investments in equity securities was concentrated in three investees.

       Berkshire's preferred investment strategy contemplates that equity investments will be held for very long periods of time. Thus, Berkshire management is not necessarily troubled by short term price volatility with respect to its investments provided that the underlying business, economic and management characteristics of the investees remain favorable. Berkshire strives to maintain above average levels of shareholder capital to provide a margin of safety against short term equity price volatility.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       EQUITY PRICE RISK (continued)

       In addition to its equity investments, Berkshire's obligations with respect to the 1% Senior Exchangeable Notes are subject to equity price risks. See Note 10 to the Consolidated Financial Statements for information regarding the Exchange Notes. Given the current market price of the underlying stock into which Exchange Notes may be converted, the fair values of the Exchange Notes are primarily subject to equity price risk.

       The table below summarizes Berkshire's equity price risks as of December 31, 1999 and 1998 and shows the effects of a hypothetical 30% increase and a 30% decrease in market prices as of those dates. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due both to the nature of equity markets and the aforementioned concentrations existing in Berkshire's equity investment portfolio. Dollars are in millions.

                                                                   Estimated            Hypothetical
                                                                Fair Value after         Percentage
                                                Hypothetical      Hypothetical     Increase (Decrease) in
                                  Fair Value    Price Change    Change in Prices    Shareholders' Equity
                                  ----------    ------------    ----------------    --------------------
As of December 31, 1999
Equity securities ...............   $37,772     30% increase         $49,104                 12.6
                                                30% decrease          26,440               (12.6)
1% Senior Exchangeable Notes            447     30% increase             581                (0.2)
                                                30% decrease             313                  0.2

As of December 31, 1998
Equity securities *                 $38,476     30% increase         $50,019                 12.8
                                                30% decrease          26,933               (12.8)
1% Senior Exchangeable Notes            489     30% increase             636                (0.2)
                                                30% decrease             342                  0.2


* Includes redeemable convertible preferred shares of investees in which the market prices of the common stock of the investees significantly exceeded the related conversion prices.

       INTEREST RATE RISK

       This section discusses interest rate risks associated with Berkshire's financial assets and liabilities, other than those of its finance and financial products businesses, which are discussed later. Berkshire's management prefers to invest in equity securities or to acquire entire businesses based upon the principles discussed in the preceding section on equity price risk. When unable to do so, management may alternatively invest in bonds or other interest rate sensitive instruments. Berkshire's strategy is to acquire securities that are attractively priced in relation to the perceived credit risk. Management recognizes and accepts that losses may occur. Berkshire has historically utilized a modest level of corporate borrowings and debt. Further, Berkshire strives to maintain the highest credit ratings so that the cost of debt is minimized. Berkshire utilizes derivative products to manage interest rate risks to a very limited degree.

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

       The following table summarizes the estimated effects of hypothetical increases and decreases in interest rates on assets and liabilities that are subject to interest rate risk. It is assumed that the changes occur immediately and uniformly to each category of instrument containing interest rate risks. The hypothetical changes in market interest rates do not reflect what could be deemed best or worst case scenarios. The hypothetical fair values are based upon the same

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

       INTEREST RATE RISK (continued)

prepayment assumptions utilized in computing fair values at year-end 1999 and 1998. Significant variations in market interest rates could produce changes in the timing of repayments due to prepayment options available. For these reasons, actual results might differ from those reflected in the table which follows. Dollars are in millions.

                                                          Estimated fair value after
                                                          --------------------------
                                                     Hypothetical change in interest rates
                                                     -------------------------------------
                                                               (bp=basis points)
                                                      100 bp    100 bp    200 bp      300 bp
                                         Fair Value  decrease  increase  increase    increase
                                         ----------  --------  --------  --------    --------
As of December 31, 1999
Investments in securities with fixed
  maturities ..........................  $30,222    $31,942    $28,483    $26,852    $25,413
Borrowings under investments agreements
  and other debt ......................    1,971      2,059      1,891      1,819      1,753

As of December 31, 1998
Investments in securities with fixed
  maturities ..........................  $20,891    $21,774    $19,974    $19,093    $18,130
Borrowings under investments agreements
  and other debt ......................    1,986      2,095      1,865      1,768      1,681

       FINANCIAL PRODUCTS RISK

       The finance and financial products operations are subject to market risk principally through General Re Financial Products ("GRFP"). GRFP monitors its market risk on a daily basis across all swap and option products by calculating the effect on operating results of potential changes in market variables over a one week period, based on historical market volatility, correlation data and informed judgment. This evaluation is done on an individual trading book basis, against limits set by individual book, to a 95% probability level. GRFP sets market risk limits for each type of risk, and for an aggregate measure of risk, based on a 99% probability that movements in market rates will not affect the results from operations in excess of the risk limit over a one week period. GRFP's weekly aggregate market risk limit is $15 million. During 1999, the actual losses exceeded the market risk limit on one occasion. In addition to these daily and weekly assessments of risk, GRFP prepares periodic stress tests to assess its exposure to extreme movements in various market risk factors.

       The table below shows the highest, lowest and average value at risk, as calculated using the above methodology, by broad category of market risk to which GRFP is exposed. Dollars are in millions.

                                        1999
           ------------------------------------------------------------
                             Foreign                                       1998
           Interest Rate  Exchange Rate   Equity    Credit    All Risks  All Risks
           -------------  -------------   ------    ------    ---------  ---------
Highest        $11            $ 5          $ 7        $ 5        $10        $13
Lowest           6              3            4          1          4          6
Average          8              4            6          2          8          9

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

       LIQUIDITY AND CAPITAL RESOURCES

       Berkshire's Consolidated Balance Sheet as of December 31, 1999, reflects continuing capital strength. In the past three years, Berkshire shareholders' equity has increased from approximately $23.4 billion at December 31, 1996, to approximately $57.8 billion at December 31, 1999. In that three-year period, realized and unrealized securities gains increased equity capital by approximately $8.2 billion, and reinvested earnings, other than realized securities gains, were about $3.1 billion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR 2000 ISSUE

       Prior to January 1, 2000, there was widespread concern that many computer systems in use would be unable to correctly process data or may not operate at all after December 31, 1999. It was feared that some computer programs may interpret the year "2000" incorrectly, causing errors in calculations or causing the system to fail. Year 2000 issues affect: (1) Information Technology (IT) utilized in Berkshire's widely diversified business information systems, (2) non-IT systems, such as communications, facilities management, and manufacturing and service equipment containing embedded computer chips, and (3) IT and non-IT systems of significant customers, suppliers, business partners and equity investees.

       To date, Berkshire has not experienced any significant Year 2000 related failures or disruptions with respect to its IT and non-IT systems. In addition, Berkshire has not experienced any significant adverse consequences due to Year 2000 related problems suffered by its significant business partners, including equity investees.

       Berkshire and its subsidiaries could still be adversely affected if Year 2000 issues are not resolved by Berkshire or its significant customers, suppliers, business partners or equity investees. However, the most likely adverse consequence at this date could ultimately relate to losses incurred under property and casualty insurance and reinsurance contracts issued by subsidiaries. Otherwise, Berkshire management believes that the potential for adverse consequences arising out of the ordinary day-to-day operations of its businesses has diminished greatly since December 31, 1999. The financial impact of any adverse consequences cannot currently be estimated.

       Berkshire and its subsidiaries have incurred about $60 million in identification, remediation and testing of Year 2000 issues. Year 2000 related costs are expensed as incurred. Berkshire management does not believe that any significant IT projects were delayed due to Year 2000 efforts.

FORWARD-LOOKING STATEMENTS

       Investors are cautioned that certain statements contained in this document, as well as some statements by the Company in periodic press releases and some oral statements of Company officials during presentations about the Company, are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, which include words such as "expects", "anticipates", "intends", "plans", "believes", "estimates", or similar expressions. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Company actions, which may be provided by management are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about the Company, economic and market factors and the industries in which the Company does business, among other things. These statements are not guaranties of future performance and the Company has no specific intention to update these statements.

       Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause the Company's actual performance and future events and actions to differ materially from such forward-looking statements, include, but are not limited to, changes in market prices of Berkshire's significant equity investees, the occurrence of one or more catastrophic events, such as an earthquake or hurricane that causes losses insured by Berkshire's insurance subsidiaries, changes in insurance laws or regulations, changes in Federal income tax laws, and changes in general economic and market factors that affect the prices of securities or the industries in which Berkshire and its affiliates do business, especially those affecting the property and casualty insurance industry.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       See "Market Risk Disclosures" contained in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders
Berkshire Hathaway Inc.

We have audited the accompanying consolidated balance sheets of Berkshire Hathaway Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Berkshire Hathaway Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.
DELOITTE & TOUCHE LLP
March 3, 2000
Omaha, Nebraska

                             BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (dollars in millions except per share amounts)

                                                                    DECEMBER 31,
                                                              ----------------------
                                                                1999          1998
                                                                ----          ----
                          ASSETS

Cash and cash equivalents ..............................      $  3,835      $ 13,582
Investments:
   Securities with fixed maturities ....................        30,222        21,246
   Equity securities and other investments .............        39,508        39,761
Receivables ............................................         8,558         7,224
Inventories ............................................           844           767
Assets of finance and financial products businesses ....        24,229        16,989
Property, plant and equipment ..........................         1,903         1,509
Goodwill of acquired businesses ........................        18,281        18,570
Other assets ...........................................         4,036         2,589
                                                              --------      --------
                                                              $131,416      $122,237
                                                              ========      ========
          LIABILITIES AND SHAREHOLDERS' EQUITY

Losses and loss adjustment expenses ....................      $ 26,802      $ 23,012
Unearned premiums ......................................         3,718         3,324
Accounts payable, accruals and other liabilities .......         7,458         7,182
Income taxes, principally deferred .....................         9,566        11,762
Borrowings under investment agreements and other debt ..         2,465         2,385
Liabilities of finance and financial products businesses        22,223        15,525
                                                              --------      --------
                                                                72,232        63,190
                                                              --------      --------
Minority shareholders' interests .......................         1,423         1,644
                                                              --------      --------
Shareholders' equity:
  Common Stock:*
    Class A Common Stock, $5 par value
       and Class B Common Stock, $0.1667 par value .....             8             8
  Capital in excess of par value .......................        25,209        25,121
  Accumulated other comprehensive income ...............        17,223        18,510
  Retained earnings ....................................        15,321        13,764
                                                              --------      --------
      Total shareholders' equity .......................        57,761        57,403
                                                              --------      --------
                                                              $131,416      $122,237
                                                              ========      ========

* Class B Common Stock has economic rights equal to one-thirtieth (1/30) of the economic rights of Class A Common Stock. Accordingly, on an equivalent Class A Common Stock basis, there are 1,520,562 shares outstanding at December 31, 1999 versus 1,518,548 outstanding at December 31, 1998.




           See accompanying Notes to Consolidated Financial Statements

                             BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                 (dollars in millions except per share amounts)

                                                                     YEAR ENDED DECEMBER 31,
                                                                     -----------------------
                                                                 1999            1998            1997
                                                                 ----            ----            ----
REVENUES:
  Insurance premiums earned ...........................      $   14,306      $    5,481      $    4,761
  Sales and service revenues ..........................           5,918           4,675           3,615
  Interest, dividend and other investment income ......           2,314           1,049             916
  Income from finance and financial products businesses             125             212              32
  Realized investment gain ............................           1,365           2,415           1,106
                                                             ----------      ----------      ----------
                                                                 24,028          13,832          10,430
                                                             ----------      ----------      ----------
COST AND EXPENSES:
  Insurance losses and loss adjustment expenses .......          12,518           4,040           3,420
  Insurance underwriting expenses .....................           3,220           1,184             880
  Cost of products and services sold ..................           4,065           3,018           2,187
  Selling, general and administrative expenses ........           1,164           1,056             921
  Goodwill amortization ...............................             477             111              83
  Interest expense ....................................             134             109             112
                                                             ----------      ----------      ----------
                                                                 21,578           9,518           7,603
                                                             ----------      ----------      ----------
EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST ....           2,450           4,314           2,827
  Income taxes ........................................             852           1,457             898
  Minority interest ...................................              41              27              28
                                                             ----------      ----------      ----------
NET EARNINGS ..........................................      $    1,557      $    2,830      $    1,901
                                                             ==========      ==========      ==========
  Average common shares outstanding * .................       1,519,703       1,251,363       1,233,192
NET EARNINGS PER COMMON SHARE * .......................      $    1,025      $    2,262      $    1,542
                                                             ==========      ==========      ==========

* Average shares outstanding include average Class A Common shares and average Class B Common shares determined on an equivalent Class A Common Stock basis. Net earnings per common share shown above represents net earnings per equivalent Class A Common share. Net earnings per Class B Common share is equal to one-thirtieth (1/30) of such amount or $34 per share for 1999, $75 per share for 1998, and $51 per share for 1997.

           See accompanying Notes to Consolidated Financial Statements

                             BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (dollars in millions)

                                                                      YEAR ENDED DECEMBER 31,
                                                                      -----------------------
                                                                 1999           1998           1997
                                                                 ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings ..........................................      $  1,557       $  2,830       $  1,901
  Adjustments to reconcile net earnings to cash flows
  from operating activities:
    Realized investment gain ............................        (1,365)        (2,415)        (1,106)
    Depreciation and amortization .......................           688            265            227
    Changes in assets and liabilities before effects from
        business acquisitions:
      Losses and loss adjustment expenses ...............         3,790            347            576
      Deferred charges - reinsurance assumed ............          (958)           (80)          (142)
      Unearned premiums .................................           394            179             90
      Receivables .......................................          (834)           (56)          (120)
      Accounts payable, accruals and other liabilities ..            (5)             4            547
      Income taxes ......................................        (1,395)          (329)           383
    Other ...............................................           328            (88)           (21)
                                                               --------       --------       --------
      Net cash flows from operating activities ..........         2,200            657          2,335
                                                               --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities with fixed maturities .........       (18,380)        (2,697)        (6,837)
  Purchases of equity securities and other investments ..        (3,664)        (1,865)          (714)
  Proceeds from sales of securities with fixed maturities         4,509          6,339          3,397
  Proceeds from redemptions and maturities of securities
    with fixed maturities ...............................         2,833          2,132            779
  Proceeds from sales of equity securities and other
    investments .........................................         4,355          4,868          2,016
  Loans and investments originated in finance businesses         (2,526)        (1,028)          (491)
  Principal collection on loans and investments
    originated in finance businesses ....................           845            295            276
  Acquisitions of businesses, net of cash acquired ......          (153)         4,971           (775)
  Other .................................................          (417)          (302)          (182)
                                                               --------       --------       --------
      Net cash flows from investing activities ..........       (12,598)        12,713         (2,531)
                                                               --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings of finance businesses ........           714            120            157
  Proceeds from other borrowings ........................         1,846          1,339          1,074
  Repayments of borrowings of finance businesses ........          (335)           (83)          (214)
  Repayments of other borrowings ........................        (1,721)        (1,318)        (1,112)
  Other .................................................          (137)             3             (1)
                                                               --------       --------       --------
      Net cash flows from financing activities ..........           367             61            (96)
                                                               --------       --------       --------
      Increase (decrease) in cash and cash equivalents ..       (10,031)        13,431           (292)
Cash and cash equivalents at beginning of year ..........        14,489          1,058          1,350
                                                               --------       --------       --------
CASH AND CASH EQUIVALENTS AT END OF YEAR * ..............      $  4,458       $ 14,489       $  1,058
                                                               ========       ========       ========
* Cash and cash equivalents at end of year are
    comprised of the following:

    Finance and financial products businesses ...........      $    623       $    907       $     56
    Other ...............................................         3,835         13,582          1,002
                                                               --------       --------       --------
                                                               $  4,458       $ 14,489       $  1,058
                                                               ========       ========       ========

           See accompanying Notes to Consolidated Financial Statements

                             BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                              (dollars in millions)

                                                                                                    Accumulated
                                          Class A & B    Capital in      Class A                       Other
                                             Common       Excess of      Treasury       Retained   Comprehensive  Comprehensive
                                             Stock        Par Value        Stock        Earnings       Income         Income
                                            --------      --------       --------       --------      --------       --------
BALANCE DECEMBER 31, 1996 ............      $      7      $  2,274       $    (31)      $  9,033      $ 12,144
Common stock issued in connection
with acquisitions of businesses ......            --            73             --             --
Net earnings .........................            --            --             --          1,901                     $  1,901
                                                                                                                     --------
Other comprehensive income items:
Unrealized appreciation of
investments ..........................            --            --             --             --        10,574         10,574
Reclassification adjustment for
appreciation included in net
earnings .............................            --            --             --             --        (1,106)        (1,106)
Income taxes and minority interests ..            --            --             --             --        (3,414)        (3,414)
                                                                                                                     --------
Other comprehensive income ...........                                                                                  6,054
                                                                                                                     --------
Total comprehensive income ...........                                                                               $  7,955
                                            --------      --------       --------       --------      --------       ========
BALANCE DECEMBER 31, 1997 ............      $      7      $  2,347       $    (31)      $ 10,934      $ 18,198

Common stock issued in connection
with acquisitions of businesses ......             1        22,803              2             --
Retirement of treasury stock .........            --           (29)            29             --
Net earnings .........................            --            --             --          2,830                     $  2,830
                                                                                                                     --------
Other comprehensive income items:
Unrealized appreciation of
investments ..........................            --            --             --             --         3,011          3,011
Reclassification adjustment for
appreciation included in net
earnings .............................            --            --             --             --        (2,415)        (2,415)
Income taxes and minority interests ..            --            --             --             --          (284)          (284)
                                                                                                                     --------
Other comprehensive income ...........                                                                                    312
                                                                                                                     --------
Total comprehensive income ...........                                                                               $  3,142
                                            --------      --------       --------       --------      --------       ========
BALANCE DECEMBER 31, 1998 ............      $      8      $ 25,121       $     --       $ 13,764      $ 18,510

Net earnings .........................            --            --             --          1,557                     $  1,557
                                                                                                                     --------
Exercise of stock options issued
in connection with business
acquisitions .........................            --            88             --             --
Other comprehensive income items:
Unrealized appreciation of
investments ..........................            --            --             --             --          (795)          (795)
Reclassification adjustment for
appreciation included in net
earnings .............................            --            --             --             --        (1,365)        (1,365)
Foreign currency translation losses ..            --            --             --             --           (16)           (16)
Income taxes and minority interests ..            --            --             --             --           889            889
                                                                                                                     --------
Other comprehensive income ...........                                                                                 (1,287)
                                                                                                                     --------
Total comprehensive income ...........                                                                               $    270
                                            --------      --------       --------       --------      --------       ========
BALANCE DECEMBER 31, 1999 ............      $      8      $ 25,209       $     --       $ 15,321      $ 17,223
                                            ========      ========       ========       ========      ========



           See accompanying Notes to Consolidated Financial Statements

                             BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

(1)  SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

       (a) Nature of operations and basis of consolidation

         Berkshire Hathaway Inc. ("Berkshire" or "Company") is a holding company owning subsidiaries engaged in a number of diverse business activities. The most important of these are property and casualty insurance businesses conducted on both a direct and reinsurance basis. Further information regarding these businesses and Berkshire's other reportable business segments is contained in Note
            16. The accompanying consolidated financial statements include the accounts of Berkshire consolidated with accounts of all its subsidiaries. Intercompany accounts and transactions have been eliminated. As more fully described in Note 2, on December 21, 1998, Berkshire consummated a merger with General Re Corporation ("General Re"). The balance sheet of General Re is consolidated with the balance sheets of Berkshire and its other subsidiaries as of December 31, 1999 and 1998. General Re's results of operations are included in the Consolidated Statements of Earnings for the ten day period ended December 31, 1998 and the year ended December 31, 1999.

         During the second quarter of 1999, the company adjusted its December
            31, 1998 Consolidated Balance Sheet. The adjustment resulted from a further review of the opening balance sheet of General Re which was used as the basis for recording the fair value of the assets and liabilities acquired in connection with the acquisition of General Re. The effect of the adjustment was to increase goodwill of acquired businesses by $124 million and to increase property, plant and equipment by $18 million with a corresponding decrease of $142 million in other assets from the amounts previously reported. The adjustment had no effect on the previously reported earnings for the year ended December 31, 1998.

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

       (d) Investments

         Berkshire's management determines the appropriate classifications of investments at the time of acquisition and re-evaluates the classifications at each balance sheet date. Investments may be classified as held for trading, held to maturity, or, when neither of those classifications is appropriate, as available-for-sale. Berkshire's investments in fixed maturity and equity securities are classified as available-for-sale. Available-for-sale securities are stated at fair value with unrealized gains or losses, net of taxes and minority interest, reported as a separate component in shareholders' equity. Realized gains and losses, which arise when available-for-sale investments are sold (as determined on a specific identification basis) or other than temporarily impaired are included in the Consolidated Statements of Earnings.

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

         Accounting policies and practices for investments held by finance and financial products businesses are described in Note 7.

                             BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)  SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (Continued)

       (e) Goodwill of acquired businesses

         Goodwill of acquired businesses represents the difference between purchase cost and the fair value of the net assets of acquired businesses and is being amortized on a straight line basis generally over forty years. The Company periodically reviews the recoverability of the carrying value of goodwill of acquired businesses to insure it is appropriately valued. In the event that a condition is identified which may indicate an impairment issue exists, an assessment is performed using a variety of methodologies.

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

       (g) Insurance premium acquisition costs

         Certain costs of acquiring insurance premiums are deferred, subject to ultimate recoverability, and charged to income as the premiums are earned. The recoverability of premium acquisition costs of direct insurance businesses is determined without regard to investment income. The recoverability of premium acquisition costs from reinsurance assumed businesses, generally, reflects anticipation of investment income. The unamortized balances of deferred premium acquisition costs are included in other assets and were $791 million and $666 million at December 31, 1999 and 1998, respectively.

       (h) Losses and loss adjustment expenses

         Liabilities for unpaid losses and loss adjustment expenses represent estimated claim and claim settlement costs of property/casualty insurance and reinsurance contracts. The liabilities for losses and loss adjustment expenses are recorded at the estimated ultimate payment amounts, except amounts arising from certain reinsurance assumed businesses are discounted. Estimated ultimate payment amounts are based upon (i) individual case estimates, (ii) estimates of incurred-but-not-reported losses, based upon past experience and (iii) reports of losses from ceding insurers.

         The estimated liabilities of certain workers' compensation claims assumed under reinsurance contracts and liabilities assumed under structured settlement reinsurance contracts are carried in the Consolidated Balance Sheets at discounted amounts. Discounted amounts pertaining to reinsurance of certain workers' compensation risks are based upon an annual discount rate of 4.5%. The discounted amounts for structured settlement reinsurance contracts are based upon the prevailing market discount rates when the contracts were written and range from 5% to 13%. The periodic accretion of discounts is included in the Consolidated Statements of Earnings as a component of losses and loss adjustment expenses incurred. Net discounted liabilities were $1,529 million at December 31, 1999 and $1,637 million at December 31, 1998.

       (j) Deferred charges-reinsurance assumed

         The excess of estimated liabilities for claims and claim costs over the consideration received with respect to retroactive property and casualty reinsurance contracts that provide for indemnification of insurance risk is established as a deferred charge at inception of such contracts. The deferred charges are subsequently amortized using the interest method over the expected settlement periods of the claim liabilities. The periodic amortization charges are reflected in the accompanying Consolidated Statements of Earnings as losses and loss adjustment expenses. The unamortized balance of deferred charges is included in other assets and was $1,518 million at December 31, 1999 and $560 million at December 31, 1998.

       (k) Reinsurance

         Provisions for losses and loss adjustment expenses are reported in the accompanying Consolidated Statements of Earnings after deducting amounts recovered and estimates of amounts that will be ultimately recoverable under reinsurance contracts. Reinsurance contracts do not relieve the ceding company of its obligations to indemnify policyholders with respect to the underlying insurance and reinsurance contracts. Estimated losses and loss adjustment expenses recoverable under reinsurance contracts are included in receivables and totaled $2,331 million and $2,167 million at December 31, 1999 and 1998, respectively.

                             BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) SIGNIFICANT ACCOUNTING POLICES AND PRACTICES (Continued)

       (m) Foreign currency

         The accounts of several foreign-based subsidiaries are measured using the local currency as the functional currency. Revenues and expenses of these businesses are translated into U.S. dollars at the average exchange rate for the period. Assets and liabilities are translated at the exchange rate as of the end of the reporting period. Gains or losses from translating the financial statements of foreign-based operations are included in shareholders' equity as a component of other comprehensive income. Gains and losses arising from other transactions denominated in a foreign currency are included in the Consolidated Statement of Earnings.

       (n) Accounting pronouncements to be adopted subsequent to December 31,
           1999

         During 1998 and 1999, the Financial Accounting Standards Board ("FASB") and the Accounting Standards Executive Committee ("AcSEC") issued the following new accounting standards that become effective after December 31, 1999:

            (i) The FASB issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and hedging activities. In June 1999, the FASB issued SFAS No. 137 which delays the effective date for implementing SFAS No. 133. Berkshire expects to adopt SFAS No. 133 as of the beginning of 2001.

            (ii) AcSEC issued Statement of Position ("SOP") No. 98-7 "Deposit
            Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk". SOP No. 98-7 provides guidance on accounting and disclosure for insurance and reinsurance contracts that do not transfer insurance risk. This SOP is effective for fiscal years beginning after June 15, 1999. Berkshire will adopt this pronouncement as of the beginning of 2000.

         The Company does not believe that adoption of these new accounting principles will have a material effect on its financial position or the results of operations.

(2)  SIGNIFICANT BUSINESS ACQUISITIONS

       During 1998, Berkshire consummated three significant business acquisitions -- International Dairy Queen, Inc. ("Dairy Queen"), effective January 7, 1998; Executive Jet, Inc. ("Executive Jet"), effective August 7, 1998; and General Re Corporation ("General Re"), effective December 21, 1998. Additional information regarding these acquisitions is provided below.

       On January 7, 1998, the merger of Dairy Queen with and into a wholly owned subsidiary of Berkshire was completed. Shareholders of Dairy Queen received merger consideration of approximately $590 million, consisting of $265 million in cash and the remainder in shares of Class A and Class B Common Stock. Dairy Queen develops, licenses and services a system of almost 6,000 Dairy Queen stores located throughout the United States, Canada, and other foreign countries, which feature hamburgers, hot dogs, various dairy desserts and beverages. Dairy Queen also develops, licenses and services other stores and shops operating under the names of Orange Julius and Karmelkorn, which feature blended fruit drinks, popcorn and other snacks.

       On August 7, 1998, the merger of Executive Jet with and into a wholly owned subsidiary of Berkshire was completed. Total consideration paid by Berkshire was approximately $725 million, consisting of $350 million in cash and the remainder in shares of Class A and Class B Common Stock. Executive Jet is the world's leading provider of fractional ownership programs for general aviation aircraft. Executive Jet currently operates its NetJets(R) fractional ownership programs in the United States and Europe. In addition, Executive Jet is pursuing other international activities.

       On December 21, 1998, the merger with General Re was completed. General Re shareholders received, at their election, either 0.0035 shares of Berkshire Class A Common Stock or 0.105 shares of Berkshire Class B Common Stock for each share of General Re common stock they owned. Berkshire issued approximately 272,200 Class A equivalent shares in exchange for the General Re shares outstanding as of December 21, 1998. The total consideration for the transaction, based upon the closing prices of Berkshire Class A Common Stock for the 10-day period ending June 26, 1998, (the merger agreement was entered into by the parties on June 19, 1998) was approximately $22 billion.

                             BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)    BUSINESS ACQUISITIONS (Continued)

       General Re is a holding company for global reinsurance and related risk management operations. It owns General Reinsurance Corporation, which together with its affiliates, comprise the largest professional property and casualty reinsurance group domiciled in the United States. General Re also owns a controlling interest in Kolnische Ruckversicherungs-Gesellschaft AG ("Cologne Re"), a major international reinsurer. Together, General Re and Cologne Re transact reinsurance business as "General & Cologne Re". General & Cologne Re operate in 28 countries and provide reinsurance coverage in 125 countries around the world.

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

       Each of the business acquisitions described above was accounted for under the purchase method. The excess of the purchase cost of the business over the fair value of net assets acquired was recorded as goodwill of acquired businesses. The aggregate goodwill associated with the three acquisitions discussed above was $15.7 billion, including $14.7 billion associated with the General Re merger.

       The results of operations for each of these entities are included in Berkshire's consolidated results of operations from the dates of each merger. The following unaudited table sets forth certain consolidated earnings data for the years ended December 31, 1998 and 1997 as if the Dairy Queen, Executive Jet and General Re acquisitions had been consummated on the same terms at the beginning of 1997. Dollars in millions except per share amounts.

                                                    1998         1997
                                                    ----         ----
Insurance premiums earned ..................      $11,395      $11,369
Sales and service revenues .................        5,267        4,719
Total revenues .............................       24,174       19,422
Net earnings ...............................        4,764        2,438
Earnings per equivalent Class A Common Share        3,137        1,607

(3) INVESTMENT IN MIDAMERICAN ENERGY HOLDINGS COMPANY

       On October 24, 1999, Berkshire entered into an agreement along with Walter Scott, Jr. and David L. Sokol, to acquire MidAmerican Energy Holdings Company ("MidAmerican"). Pursuant to the terms of the agreement, Berkshire expects to invest approximately $1.24 billion in common stock and a non-dividend paying convertible preferred stock of a newly formed entity which will merge with and into MidAmerican, with MidAmerican continuing as the surviving corporation. Such investment will give Berkshire about a 9.7% voting interest and a 76% economic interest in MidAmerican on a fully-diluted basis. Mr. Scott, a member of Berkshire's Board of Directors, will control approximately 86% of the voting interest in MidAmerican. Mr. Sokol is the current CEO of MidAmerican. Berkshire will also acquire approximately $455 million of an 11% non-transferable trust preferred security. Under certain conditions, for a period of up to seven years subsequent to the transaction, Berkshire may be required to purchase up to $345 million of additional trust preferred securities. The merger and related investments by Berkshire and the other investors are subject to terms and conditions including approval by shareholders of MidAmerican and certain regulatory approvals. On January 27, 2000, the transaction was approved by the shareholders of MidAmerican. All regulatory approvals are expected to be received prior to March 31, 2000. It is currently anticipated that the transaction will close by March 31, 2000.

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

                             BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)  INVESTMENTS IN SECURITIES WITH FIXED MATURITIES

     The amortized cost and estimated fair values of investments in securities with fixed maturities as of December 31, 1999 and 1998 are as follows (in millions):

                                                                   Gross         Gross        Estimated
                                                  Amortized     Unrealized    Unrealized         Fair
                                                    Cost(2)        Gains         Losses          Value
                                                   ========      ========       ========       ========
       December 31, 1999(1)
Bonds:
  U.S. Treasury securities and obligations of
    U.S. government corporations and agencies      $  4,001      $      3       $   (189)      $  3,815
  Obligations of states, municipalities
    and political subdivisions ..............         9,029            13           (436)         8,606
  Obligations of foreign governments ........         2,208             6            (49)         2,165
  Corporate bonds ...........................         5,901            21           (237)         5,685
Redeemable preferred stocks .................           133             1             (5)           129
Mortgage-backed securities ..................        10,157             7           (342)         9,822
                                                   --------      --------       --------       --------
                                                   $ 31,429      $     51       $ (1,258)      $ 30,222
                                                   ========      ========       ========       ========

                                                                   Gross         Gross        Estimated
                                                  Amortized     Unrealized    Unrealized         Fair
                                                    Cost(2)        Gains         Losses          Value
                                                   ========      ========       ========       ========
       December 31, 1998(1)
Bonds:
  U.S. Treasury securities and obligations of
    U.S. government corporations and agencies      $  2,518      $     10             --       $  2,528
  Obligations of states, municipalities
    and political subdivisions ..............         9,574            73             --          9,647
  Obligations of foreign governments ........         2,864            --             --          2,864
  Corporate bonds ...........................         4,609            --             --          4,609
Redeemable preferred stocks .................           359             3             (7)           355
Mortgage-backed securities ..................         1,235             8             --          1,243
                                                   --------      --------       --------       --------
                                                   $ 21,159      $     94       $     (7)      $ 21,246
                                                   ========      ========       ========       ========

      (1) Amounts above exclude securities with fixed maturities held by finance and financial products businesses. See Note 7.

      (2) In connection with the acquisition of General Re on December 21, 1998, fixed maturity securities with a then fair value of $17.6 billion were acquired. Such amount which was approximately $1.2 billion in excess of General Re's historical amortized cost. The writeup of $1.2 billion was included as a component of the amortized cost at December 31, 1998. Of this amount, approximately $900 million remains unamortized and is included as a component of amortized cost as of December 31, 1999.

       Shown below are the amortized cost and estimated fair values of securities with fixed maturities at December 31, 1999, by contractual maturity dates. Actual maturities will differ from contractual maturities because issuers of certain of the securities retain early call or prepayment rights. Amounts are in millions.

                                                                                 Estimated
                                                                    Amortized      Fair
                                                                       Cost        Value
                                                                       ----        -----
Due in one year or less .......................................      $ 1,975      $ 1,965
Due after one year through five years .........................        5,443        5,339
Due after five years through ten years ........................        5,335        5,126
Due after ten years ...........................................        8,519        7,970
                                                                     -------      -------
                                                                      21,272       20,400
Mortgage-backed securities ....................................       10,157        9,822
                                                                     -------      -------
                                                                     $31,429      $30,222
                                                                     =======      =======

                             BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)  INVESTMENTS IN EQUITY SECURITIES AND OTHER INVESTMENTS

       Data with respect to the consolidated investment in equity securities and other investments are shown below. Amounts are in millions.

                                             Unrealized      Fair
                                    Cost        Gains        Value
                                    ----        -----        -----
       December 31, 1999

Common stock of:
  American Express Company *      $ 1,470      $ 6,932      $ 8,402
  The Coca-Cola Company ....        1,299       10,351       11,650
  The Gillette Company .....          600        3,354        3,954
Other equity securities ....        6,305        7,461       13,766
Other investments ..........        1,651           85        1,736
                                  -------      -------      -------
                                  $11,325      $28,183**    $39,508
                                  =======      =======      =======

                                             Unrealized      Fair
                                    Cost        Gains        Value
                                    ----        -----        -----
       December 31, 1998

Common stock of:
  American Express Company *      $ 1,470      $ 3,710      $ 5,180
  The Coca-Cola Company ....        1,299       12,101       13,400
  The Gillette Company .....          600        3,990        4,590
Other equity securities ....        5,889        9,062       14,951
Other investments ..........        1,639            1        1,640
                                  -------      -------      -------
                                  $10,897      $28,864**    $39,761
                                  =======      =======      =======

     * Common shares of American Express Company ("AXP") owned by Berkshire and its subsidiaries possessed approximately 11% of the voting rights of all AXP shares outstanding at December 31, 1999. The shares are held subject to various agreements with certain insurance and banking regulators which, among other things, prohibit Berkshire from (i) seeking representation on the Board of Directors of AXP (Berkshire may agree, if it so desires, at the request of management or the Board of Directors of AXP to have no more than one representative stand for election to the Board of Directors of AXP) and (ii) acquiring or retaining shares that would cause its ownership of AXP voting securities to equal or exceed 17% of the amount outstanding (should Berkshire have a representative on the Board of Directors, such amount is limited to 15%). In connection therewith, Berkshire has entered into an agreement with AXP which became effective when Berkshire's ownership interest in AXP voting securities reached 10% and will remain effective so long as Berkshire owns 5% or more of AXP's voting securities. The agreement obligates Berkshire, so long as Harvey Golub is chief executive officer of AXP, to vote its shares in accordance with the recommendations of AXP's Board of Directors. Additionally, subject to certain exceptions, Berkshire has agreed not to sell AXP common shares to any person who owns 5% or more of AXP voting securities or seeks to control AXP, without the consent of AXP.

     ** Net of unrealized losses of $149 million and $38 million as of December 31, 1999 and 1998, respectively.

(6)  REALIZED INVESTMENT GAINS (LOSSES)

       Realized gains (losses) from sales and redemptions of investments are summarized below (in millions):

                                                 1999          1998          1997
                                                 ----          ----          ----
Equity securities and other investments--
  Gross realized gains ...................     $ 1,507       $ 2,087       $   739
  Gross realized losses ..................         (77)         (272)          (23)
Securities with fixed maturities--
  Gross realized gains ...................          39           602           396
  Gross realized losses ..................        (104)           (2)           (6)
                                               -------       -------       -------
                                               $ 1,365       $ 2,415       $ 1,106
                                               =======       =======       =======

                             BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7)  FINANCE AND FINANCIAL PRODUCTS BUSINESSES

       Assets and liabilities of Berkshire's finance and financial products businesses are summarized below (in millions).

                                                                          Dec. 31,      Dec. 31,
                                                                            1999          1998
                                                                           -------      -------
ASSETS
Cash and cash equivalents ...........................................      $   623      $   907
Investments in securities with fixed maturities:
 Held to maturity, at cost (fair value $2,223 in 1999; $1,366 in 1998)       2,293        1,227
 Trading, at fair value (cost $11,330 in 1999; $5,279 in 1998) ......       11,277        5,219
 Available for sale, at fair value (cost $997 in 1999; $745 in 1998).          999          743
Trading account assets ..............................................        5,881        6,234
Securities purchased under agreements to resell .....................        1,171        1,083
Other ...............................................................        1,985        1,576
                                                                           -------      -------
                                                                           $24,229      $16,989
                                                                           =======      =======
LIABILITIES
Annuity reserves and policyholder liabilities .......................      $   843      $   816
Securities sold under agreements to repurchase ......................       10,216        4,065
Securities sold but not yet purchased ...............................        1,174        1,181
Trading account liabilities .........................................        5,930        5,834
Notes payable and other borrowings* .................................        1,998        1,503
Other ...............................................................        2,062        2,126
                                                                           -------      -------
                                                                           $22,223      $15,525
                                                                           =======      =======

*Payments of principal amounts of notes payable and other borrowings during the next five years are as follows (in millions):

                                    2000   2001   2002  2003   2004
                                    ----   ----   ----  ----   ----
                                    $49    $120   $260  $707   $475

       Berkshire's finance and financial products businesses consist primarily of the financial products businesses of General Re, the consumer finance business of Scott Fetzer Financial Group, the real estate finance business of Berkshire Hathaway Credit Corporation, the financial instrument trading business of BH Finance and a life insurance subsidiary in the business of selling annuities. General Re's financial products businesses consist of General Re Financial Products ("GRFP") group and a collection of other businesses that provide investment, insurance, reinsurance and real estate management and brokerage services. Significant accounting policies and disclosures for these businesses are discussed below.

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

       GRFP is engaged as a dealer in various types of derivative instruments, including interest rate, currency and equity swaps and options, as well as structured finance products. These instruments are carried at their current estimates of fair value, which is a function of underlying interest rates, currency rates, security values, volatilities and the creditworthiness of counterparties. Future changes in these factors or a combination thereof may affect the fair value of these instruments with any resulting adjustment to be included currently in the Consolidated Statement of Earnings.

                             BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7)  FINANCE AND FINANCIAL PRODUCTS BUSINESSES (Continued)

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

       A summary of notional amounts of derivative contracts at December 31, 1999 and 1998 is included in the table below. For these transactions, the notional amount represents the principal volume, which is referenced by the counterparties in computing payments to be exchanged, and are not indicative of the Company's exposure to market or credit risk, future cash requirements or receipts from such transactions.

                                              December 31,     December 31,
                                           1999             1998
                                             (in millions)    (in millions)
                                             -------------    -------------
Interest rate and currency swap agreements       $531,645      $514,935
Options written ...........................       121,683        88,245
Options purchased .........................       151,006        90,826
Financial futures contracts:
  Commitments to purchase .................        32,377        26,041
  Commitments to sell .....................        11,368         6,872
Forward - rate agreements .................         5,164        24,579
Foreign exchange spot and forward contracts        10,430        14,794

       The following tables discloses the net fair value or carrying amount at December 31, 1999 and 1998 as well as the average fair value during 1999 for each class of derivative financial contract held or issued by GRFP.

                                                   December 31, 1999             December 31, 1998
                                                -----------------------       -----------------------
                                                 Asset        Liability         Asset       Liability
                                                 -----        ---------         -----       ---------
                                                     (in millions)                 (in millions)

Interest rate and foreign currency swaps .      $ 22,593       $ 22,819       $ 25,963       $ 25,445
Interest rate and foreign currency options         5,980          5,714          4,338          4,439
                                                --------       --------       --------       --------
Gross fair value .........................        28,573         28,533         30,301         29,884
Adjustment for counterparty netting ......       (22,692)       (22,692)       (24,067)       (24,067)
                                                --------       --------       --------       --------
Net fair value ...........................         5,881          5,841          6,234          5,817
Security receivables/payables ............            --             89             --             17
                                                --------       --------       --------       --------
Trading account assets/liabilities .......      $  5,881       $  5,930       $  6,234       $  5,834
                                                ========       ========       ========       ========

                                                                         Average 1999
                                                                         ------------
                                                                       Asset       Liability
                                                                       -----       ---------
                                                                          (in millions)
Interest rate and foreign currency swaps ......................      $ 23,213       $ 23,071
Interest rate and foreign currency options ....................         4,657          4,687
                                                                     --------       --------
Gross fair value ..............................................        27,870         27,758
Adjustment for counterparty netting ...........................       (22,579)       (22,579)
                                                                     --------       --------
Net fair value ................................................         5,291          5,179
Security receivables/payables .................................            85            111
                                                                     --------       --------
Trading account assets/liabilities ............................      $  5,376       $  5,290
                                                                     ========       ========

                             BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7)  FINANCE AND FINANCIAL PRODUCTS BUSINESSES (Continued)

       The derivative financial instruments involve, to varying degrees, elements of market, credit, and legal risks. Market risk is the possibility that future changes in market conditions may make the derivative financial instrument less valuable. Credit risk is defined as the possibility that a loss may occur from the failure of another party to perform in accordance with the terms of the contract which exceeds the value of existing collateral, if any. The derivative's risk of credit loss is generally a small fraction of notional value of the instrument and is represented by the fair value of the derivative financial instrument. Legal risk arises from the uncertainty of the enforceability of the obligations of another party, including contractual provisions intended to reduce credit exposure by providing for the offsetting or netting of mutual obligations.

       With respect to Berkshire's life insurance business, annuity reserves and policyholder liabilities are carried at the present value of the actuarially determined ultimate payment amounts discounted at market interest rates existing at the inception of the contracts. Such interest rates range from 5% to 8%. Periodic accretions of the discounted liabilities are charged against income from finance and financial products businesses.

       Investments in securities with fixed maturities held by Berkshire's life insurance business are classified as held-to-maturity. Investments classified as held-to-maturity are carried at amortized cost reflecting the Company's ability and intent to hold such investments to maturity. Such items consist predominantly of mortgage loans and collateralized mortgage obligations.

(8)  UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

       Supplemental data with respect to unpaid losses and loss adjustment expenses of property/casualty insurance subsidiaries (in millions) is as follows:

                                                                          1999           1998           1997
                                                                          ----           ----           ----
Unpaid losses and loss adjustment expenses:
  Balance at beginning of year ...................................      $ 23,012       $  6,850       $  6,274
  Less ceded liabilities and deferred charges ....................         2,727            754            586
                                                                        --------       --------       --------
  Net balance ....................................................        20,285          6,096          5,688
                                                                        --------       --------       --------
Incurred losses recorded:
  Current accident year ..........................................        11,275          4,235          3,551
  All prior accident years .......................................          (192)          (195)          (131)
                                                                        --------       --------       --------
  Total incurred losses ..........................................        11,083          4,040          3,420
                                                                        --------       --------       --------
Payments with respect to:
  Current accident year ..........................................         3,648          1,919          1,602
  All prior accident years .......................................         4,532          1,834          1,410
                                                                        --------       --------       --------
  Total payments .................................................         8,180          3,753          3,012
                                                                        --------       --------       --------
Unpaid losses and loss adjustment expenses:
  Net balance at end of year .....................................        23,188          6,383          6,096
  Ceded liabilities and deferred charges .........................         3,848          2,727            754
  Foreign currency translation adjustment ........................          (234)            --             --
  Net liabilities assumed in connection with business acquisitions            --         13,902             --
                                                                        --------       --------       --------
Balance at end of year ...........................................      $ 26,802       $ 23,012       $  6,850
                                                                        ========       ========       ========

       Incurred losses "all prior accident years" reflects the amount of estimation error charged or credited to earnings in each year with respect to the liabilities established as of the beginning of that year. This amount includes amortization of deferred charges regarding retroactive reinsurance assumed and accretion of discounted liabilities. See Note 1 for additional information regarding these items. Additional information regarding incurred losses will be revealed over time and the estimates will be revised resulting in gains or losses in the periods made.

                             BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)  UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES (Continued)

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

       Berkshire continuously evaluates its liabilities and related reinsurance recoverable for environmental and latent injury claims and claim expenses, which arise from exposures in the U.S., as well as internationally. Environmental and latent injury exposures do not lend themselves to traditional methods of loss development determination and therefore reserve estimates related to these exposures may be considerably less reliable than for other lines of business (e.g., automobile). The effect of joint and several liability claims severity and a provision for inflation have been included in the loss development estimate. The Company has also established a liability for litigation costs associated with coverage disputes arising out of direct insurance policies.

       The liabilities for environmental and latent injury claims and claim expenses net of related reinsurance recoverables were $3,211 million and $1,913 million, respectively, at December 31, 1999 and 1998. The liabilities recorded for environmental and latent injury claims and claim expenses are management's best estimate of future ultimate claim and claim expense payments and recoveries and are expected to develop over the next several decades.

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

(9)  INCOME TAXES

       The liability for income taxes as reflected in the accompanying Consolidated Balance Sheets is as follows (in millions):

                        Dec. 31,       Dec. 31,
                          1999           1998
                          ----           ----
Payable currently      $    (27)      $  1,006
Deferred ........         9,593         10,756
                       --------       --------
                       $  9,566       $ 11,762
                       ========       ========

       The Consolidated Statements of Earnings reflect charges for income taxes as shown below (in millions):

                            1999          1998          1997
                            ----          ----          ----
Federal ............      $   748       $ 1,421       $   865
State ..............           43            31            32
Foreign ............           61             5             1
                          -------       -------       -------
                          $   852       $ 1,457       $   898
                          =======       =======       =======
Current ............      $ 1,189       $ 1,643       $   692
Deferred ...........         (337)         (186)          206
                          -------       -------       -------
                          $   852       $ 1,457       $   898
                          =======       =======       =======

                             BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)  INCOME TAXES (Continued)

       The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998, are shown below (in millions):

                                                                     1999          1998
                                                                     ----          ----
Deferred tax liabilities:
  Relating to unrealized appreciation of investments .......      $  9,383       $ 10,149
  Other ....................................................         1,252          1,615
                                                                  --------       --------
                                                                    10,635         11,764
Deferred tax assets ........................................        (1,042)        (1,008)
                                                                  --------       --------
Net deferred tax liability .................................      $  9,593       $ 10,756
                                                                  ========       ========

       Charges for income taxes are reconciled to hypothetical amounts computed at the federal statutory rate in the table shown below (in millions):

                                                           1999          1998          1997
                                                           ----          ----          ----
Earnings before income taxes ......................      $ 2,450       $ 4,314       $ 2,827
                                                         =======       =======       =======
Hypothetical amounts applicable to above
   computed at the federal statutory rate .........      $   858       $ 1,510       $   989
Decreases resulting from:
   Tax-exempt interest income .....................         (145)          (30)          (36)
   Dividends received deduction ...................          (95)          (78)         (104)
Goodwill amortization .............................          161            39            29
State income taxes, less federal income tax benefit           28            20            21
Foreign tax rate differential .....................           45            --            --
Other differences, net ............................           --            (4)           (1)
                                                         -------       -------       -------
Total income taxes ................................      $   852       $ 1,457       $   898
                                                         =======       =======       =======

(10) BORROWINGS UNDER INVESTMENT AGREEMENTS AND OTHER DEBT

       Liabilities reflected for this balance sheet caption are as follows (in millions):

                                                                    Dec. 31,    Dec. 31,
                                                                      1999        1998
                                                                      ----        ----
Borrowings under investment agreements ........................      $  613      $  724
1% Senior Exchangeable Notes Due 2001 ("Exchange Notes") ......         449         469
GEICO Corporation 7.5% debentures due 2005* ...................         106         107
General Re Corporation 8.85% debentures due 2009* .............         107         108
General Re Corporation 9% debentures due 2009* ................         150         150
GEICO Corporation 9.15% debentures due 2021 ...................         107         107
GEICO Corporation 7.35% debentures due 2023* ..................         160         160
Other debt ....................................................         773         560
                                                                     ------      ------
                                                                     $2,465      $2,385
                                                                     ======      ======

* Non-callable

       Borrowings under investment agreements are made pursuant to contracts calling for interest payable, normally semiannually, at fixed rates ranging from 2.5% to 8.6% per annum. Contractual maturities of borrowings under investment agreements generally range from 3 months to 30 years. Under certain conditions, these borrowings are redeemable prior to the contractual maturity dates.

       Under certain conditions, each $1,000 par amount Exchange Note is currently exchangeable at the option of the holder or redeemable at the option of Berkshire into 44.875 shares of Citigroup common stock. Berkshire, at its option, may settle any exchange or redemption at the equivalent value in cash. The Exchange Notes are carried at accreted value plus an additional amount (the "contingent value") representing the excess of the value of the underlying Citigroup common stock over the accreted value of the Exchange Notes. The contingent value component of the aggregate carrying value of the Exchange Notes was $276 million at December 31, 1999 and $171 million at year end 1998. During 1999, approximately $136 million par amount of Exchange Notes were converted by holders into Citigroup common shares.

                             BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) BORROWINGS UNDER INVESTMENT AGREEMENTS AND OTHER DEBT (Continued)

       Other debt includes primarily commercial paper, revolving bank debt, and variable rate term bonds issued by a variety of Berkshire subsidiaries and generally, may be redeemed at any time at the option of the issuing company.

       No materially restrictive covenants are included in any of the various debt agreements. Payments of principal amounts expected during the next five years are as follows (in millions):

                                    2000   2001   2002  2003   2004
                                    ----   ----   ----  ----   ----
                                    $522   $473   $ 28  $ 54   $ 18

(11) DIVIDEND RESTRICTIONS - INSURANCE SUBSIDIARIES

       Payments of dividends by insurance subsidiaries members are restricted by insurance statutes and regulations. Without prior regulatory approval in 2000, Berkshire can receive up to approximately $4.2 billion as dividends from insurance subsidiaries.

       Combined shareholders' equity of U.S. based property/casualty insurance subsidiaries determined pursuant to statutory accounting rules (Statutory Surplus as Regards Policyholders) was approximately $44.5 billion at December 31, 1999. This amount differs from the corresponding amount determined on the basis of GAAP. The major differences between statutory basis accounting and GAAP are that deferred income tax assets and liabilities, deferred charges-reinsurance assumed, unrealized gains and losses on investments in securities with fixed maturities and goodwill of acquired businesses are recognized under GAAP but not for statutory reporting purposes.

(12) COMMON STOCK

       Changes in issued and outstanding common stock of the Company during the three years ended December 31, 1999, are shown in the table below.

                                                                                                    Class B Common
                                                                                                  $0.1667 Par Value
                                                   Class A Common, $5 Par Value                   -----------------
                                                   ----------------------------                  (55,000,000 shares
                                                 (1,650,000 shares authorized*)                      authorized*)
                                                  Shares           Treasury           Shares      Shares Issued and
                                                   Issued           Shares         Outstanding       Outstanding
                                                 ----------       ----------       -----------       -----------
Balance December 31, 1996 .................       1,376,188          170,068        1,206,120          783,755
Common stock issued in connection
   with acquisition of business ...........              --           (1,866)           1,866              165
Conversions of Class A common stock
   to Class B common stock and other ......         (10,098)              --          (10,098)         303,236
                                                 ----------       ----------       ----------       ----------
Balance December 31, 1997 .................       1,366,090          168,202        1,197,888        1,087,156
Common stock issued in connection
   with acquisitions of businesses ........         168,670           (9,709)         178,379        3,174,677
Conversions of Class A common stock
   to Class B common stock and other ......         (26,732)              --          (26,732)         808,546
Retirement of treasury shares .............        (158,493)        (158,493)              --               --
                                                 ----------       ----------       ----------       ----------
Balance December 31, 1998 .................       1,349,535               --        1,349,535        5,070,379
Conversions of Class A common stock
   to Class B common stock and other ......          (7,872)                           (7,872)         296,576
                                                 ----------       ----------       ----------       ----------
Balance December 31, 1999 .................       1,341,663               --        1,341,663        5,366,955
                                                 ==========       ==========       ==========       ==========



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

       In connection with the General Re merger, all shares of Class A and Class B Common Stock of the Company outstanding immediately prior to the effective date of the merger were canceled and replaced with new Class A and Class B common shares and all Class A treasury shares were canceled and retired. See
Note 2 for information regarding the General Re merger.

                             BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) FAIR VALUES OF FINANCIAL INSTRUMENTS

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

       In determining fair value, Berkshire used quoted market prices when available. For instruments where quoted market prices were not available, independent pricing services or appraisals by Berkshire's management were used. Those services and appraisals reflected the estimated present values utilizing current risk adjusted market rates of similar instruments.

       Considerable judgement is necessarily required in interpreting market data used to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

       The carrying values of cash and cash equivalents, receivables and accounts payable, accruals and other liabilities are deemed to be reasonable estimates of their fair values. The estimated fair values of Berkshire's other financial instruments as of December 31, 1999 and 1998, are as follows (in millions):

                                                                        Carrying Value         Estimated Fair Value
                                                                     --------------------      --------------------
                                                                       1999         1998         1999         1998
                                                                       ----         ----         ----         ----
Investments in securities with fixed maturities ...............      $30,222      $21,246      $30,222      $21,246
Investments in equity securities and other investments ........       39,508       39,761       39,508       39,761
Assets of finance and financial products businesses ...........       24,229       16,989       24,167       17,129
Borrowings under investment agreements and other debt .........        2,465        2,385        2,418        2,475
Liabilities of finance and financial products businesses ......       22,223       15,525       22,151       15,698

(14) LITIGATION

       During 1999, GEICO was named as a defendant in a number of class action lawsuits related to the use of repair parts not produced by original equipment manufacturers in connection with settlement of collision damage claims. One of the lawsuits has been dismissed. The remaining lawsuits are in the early stages of development and the ultimate outcome cannot be reasonably determined at this time. Management intends to vigorously defend GEICO's position of recommending use of after-market parts in certain auto accident repairs.

       Berkshire and its subsidiaries are parties in a variety of legal actions arising out of the normal course of business. In particular, and in common with the insurance industry in general, such legal actions affect Berkshire's insurance and reinsurance businesses. Such litigation generally seeks to establish liability directly through insurance contracts or indirectly through reinsurance contracts issued by Berkshire subsidiaries. Plaintiffs occasionally seek punitive or exemplary damages. Berkshire does not believe that such normal and routine litigation will have a material effect on its financial condition or results of operations.

(15) SUPPLEMENTAL CASH FLOW AND INSURANCE PREMIUM INFORMATION

       A summary of supplemental cash flow information is presented in the following table (in millions):

                                                                                        1999         1998         1997
                                                                                        ----         ----         ----
Cash paid during the year for:
  Income taxes ................................................................       $2,215      $ 1,703       $  498
  Interest of finance and financial products businesses .......................          513           21           21
  Other interest ..............................................................          136          111          102
Non-cash investing and financing activities:
  Liabilities assumed in connection with acquisitions of businesses ...........           61       36,064           25
  Common shares issued in connection with acquisitions of businesses ..........           --       22,795           73
  Fair value of investments acquired as part of exchanges and conversions .....           --           --        1,837
  Contingent value of Exchange Notes recognized in earnings ...................           87           54          298
  Value of equity securities used to redeem Exchange Notes ....................          298          344           --

                             BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) SUPPLEMENTAL CASH FLOW AND INSURANCE PREMIUM INFORMATION (Continued)

       Premiums written and earned by Berkshire's property/casualty and life/health insurance businesses during each of the three years ending December 31, 1999 are summarized below. Dollars are in millions.

                                                        Property/Casualty                        Life/Health*
                                                1999           1998           1997           1999           1998
                                              --------       --------       --------       --------       --------
Premiums Written:
  Direct ...............................      $  5,798       $  4,503       $  3,980       $     --       $     --
  Assumed ..............................         7,951          1,184            957          1,981             46
  Ceded ................................          (818)           (83)           (85)          (245)            (5)
                                              --------       --------       --------       --------       --------
                                              $ 12,931       $  5,604       $  4,852       $  1,736       $     41
                                              ========       ========       ========       ========       ========
Premiums Earned:
  Direct ...............................      $  5,606       $  4,382       $  3,879       $     --       $     --
  Assumed ..............................         7,762          1,147            968          1,971             45
  Ceded ................................          (788)           (89)           (86)          (245)            (4)
                                              --------       --------       --------       --------       --------
                                              $ 12,580       $  5,440       $  4,761       $  1,726       $     41
                                              ========       ========       ========       ========       ========

   *There were no premiums written or earned in 1997

(16) BUSINESS SEGMENT DATA

       SFAS No. 131 requires certain disclosures about operating segments in a manner that is consistent with how management evaluates the performance of the segment. Information related to Berkshire's twelve reportable operating segments is shown below.

Business Identity                            Business Activity
-----------------                            -----------------
GEICO                                        Underwriting private passenger automobile
                                             insurance mainly by direct response methods

General Re                                   Underwriting excess-of-loss and quota-share
                                             reinsurance worldwide

Berkshire Hathaway Reinsurance Group         Underwriting excess-of-loss and quota-share
                                             reinsurance for property and casualty insurers
                                             and reinsurers

Berkshire Hathaway Direct Insurance Group    Underwriting multiple lines of
                                             property and casualty insurance
                                             policies for primarily commercial
                                             accounts

Buffalo News                                 Publication of a daily and Sunday newspaper in
                                             Western New York

FlightSafety and Executive Jet ("Flight      Training to operators of aircraft and ships and
Services")                                   providing fractional ownership programs for
                                             general aviation aircraft

Nebraska Furniture Mart, R.C. Willey Home    Retail sales of home furnishings, appliances and
Furnishings, Star Furniture Company and      electronics
Jordan's Furniture ("Home Furnishings")

International Dairy Queen                    Licensing and servicing a system of almost 6,000
                                             Dairy Queen stores

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

See's Candies                                Manufacture and distribution of boxed chocolates
                                             and other confectionery products

H.H. Brown Shoe Company, Lowell Shoe, Inc.   Manufacture and distribution of footwear
and Dexter Shoe Company ("Shoe Group")

       General Re's reinsurance business is included as a reportable segment beginning in 1999. General Re Corporation was acquired by Berkshire on December 21, 1998. For further information regarding the acquisition, see Note 2.

       A disaggregation of Berkshire's consolidated data for each of the three most recent years is presented in the tables which follow on this and the following page. Amounts are in millions.

                                                                                      REVENUES
                                                                         1999           1998           1997
                                                                       --------       --------       --------
OPERATING SEGMENTS:
Insurance group revenues:
  GEICO * .......................................................      $  4,757       $  4,033       $  3,482
  General Re * ..................................................         6,905             --             --
  Berkshire Hathaway Reinsurance Group * ........................         2,382            939            967
  Berkshire Hathaway Direct Insurance Group * ...................           262            328            312
  Interest, dividend and other investment income ................         2,500            982            888
                                                                       --------       --------       --------
Total insurance group revenues ..................................        16,806          6,282          5,649
Buffalo News ....................................................           157            157            156
Flight services .................................................         1,856            858            411
Home furnishings ................................................           917            793            667
International Dairy Queen .......................................           460            420             --
Jewelry .........................................................           486            420            398
Scott Fetzer Companies ..........................................         1,021          1,002            961
See's Candies ...................................................           306            288            269
Shoe group ......................................................           498            500            542
                                                                       --------       --------       --------
                                                                         22,507         10,720          9,053


RECONCILIATION OF SEGMENTS TO CONSOLIDATED AMOUNT:
  Realized investment gain ......................................         1,365          2,415          1,106
  Other revenues ................................................           381            703            280
  Purchase-accounting-adjustments ...............................          (225)            (6)            (9)
                                                                       --------       --------       --------
                                                                       $ 24,028       $ 13,832       $ 10,430
                                                                       ========       ========       ========

*Represents insurance premiums earned

                                                                            OPERATING PROFIT BEFORE TAXES
                                                                         1999           1998           1997
                                                                       --------       --------       --------
OPERATING SEGMENTS:
  Insurance group operating profit:
  GEICO* ........................................................      $     24       $    269       $    281
  General Re* ...................................................        (1,184)            --             --
  Berkshire Hathaway Reinsurance Group* .........................          (256)           (21)           128
  Berkshire Hathaway Direct Insurance Group* ....................            22             17             52
  Interest, dividend and other investment income ................         2,482            974            882
                                                                       --------       --------       --------
Total insurance group operating profit ..........................         1,088          1,239          1,343
Buffalo News ....................................................            55             53             56
Flight services .................................................           225            181            140
Home furnishings ................................................            79             72             57
International Dairy Queen .......................................            56             58             --
Jewelry .........................................................            51             39             32
Scott Fetzer Companies ..........................................           147            137            119
See's Candies ...................................................            74             62             59
Shoe group ......................................................            17             33             49
                                                                       --------       --------       --------
                                                                          1,792          1,874          1,855


RECONCILIATION OF SEGMENTS TO CONSOLIDATED AMOUNT:
  Realized investment gain ......................................         1,365          2,415          1,106
  Interest expense ** ...........................................          (109)          (100)          (107)
  Corporate and other ...........................................           141            248             72
  Goodwill amortization and other purchase-accounting-adjustments          (739)          (123)           (99)
                                                                       --------       --------       --------
                                                                       $  2,450       $  4,314       $  2,827
                                                                       ========       ========       ========

*       Represents underwriting profit (loss)

** Amounts of interest expense represent interest on borrowings under investment agreements and other debt exclusive of that of finance businesses and interest allocated to certain identified segments.

                             BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) BUSINESS SEGMENT DATA (Continued)

                                                                                          DEPREC. & AMORT.
                                                         CAPITAL EXPENDITURES *          OF TANGIBLE ASSETS
                                                        1999      1998      1997      1999      1998      1997
OPERATING SEGMENTS:                                     ----      ----      ----      ----      ----      ----
Insurance group:
  GEICO ..........................................      $ 87      $101      $ 27      $ 40      $ 27      $ 26
  General Re .....................................        17        --        --        25        --        --
  Berkshire Hathaway Reinsurance Group ...........        --        --        --        --        --        --
  Berkshire Hathaway Direct Insurance Group ......         1         1         1         1         1         1
                                                        ----      ----      ----      ----      ----      ----
Total insurance group ............................       105       102        28        66        28        27
Buffalo News .....................................         5         2         3         2         2         3
Flight services ..................................       323       213       119        77        58        55
Home furnishings .................................        41        21        43        16        13        10
International Dairy Queen ........................         9        10        --         4         3        --
Jewelry ..........................................        14        12         9        11        10        10
Scott Fetzer Companies ...........................        14        10         6        11        11        11
See's Candies ....................................         6        15        20         5         5         5
Shoe group .......................................         6         9        11        12        13        12
                                                        ----      ----      ----      ----      ----      ----
                                                         523       394       239       204       143       133
RECONCILIATION OF SEGMENTS TO CONSOLIDATED
AMOUNT:
  Corporate and other ............................         7         5         3        11         4         3
  Purchase-accounting-adjustments ................        --        --        --         3         8         8
                                                        ----      ----      ----      ----      ----      ----
                                                        $530      $399      $242      $218      $155      $144
                                                        ====      ====      ====      ====      ====      ====

 * Excludes expenditures which were part of business acquisitions.


                                                                          IDENTIFIABLE ASSETS
                                                                               AT YEAR-END
                                                                    1999          1998          1997
OPERATING SEGMENTS:                                               --------      --------      --------
Insurance group:
  GEICO ....................................................      $  9,381      $  8,663      $  7,683
  General Re ...............................................        30,168        32,011            --
  Berkshire Hathaway Reinsurance Group .....................        39,607        36,611        34,781
  Berkshire Hathaway Direct Insurance Group ................         4,866         5,564         5,902
                                                                  --------      --------      --------
Total insurance group ......................................        84,022        82,849        48,366
Buffalo News ...............................................            30            29            28
Flight services ............................................         1,790         1,345           792
Home furnishings ...........................................           648           489           457
International Dairy Queen ..................................           207           199            --
Jewelry ....................................................           258           234           219
Scott Fetzer Companies .....................................           298           242           256
See's Candies ..............................................            78            79            65
Shoe group .................................................           301           336           353
                                                                  --------      --------      --------
                                                                    87,632        85,802        50,536
RECONCILIATION OF SEGMENTS TO CONSOLIDATED AMOUNT:
  Corporate and other ......................................        25,276        17,671         2,450
  Goodwill and other purchase-accounting-adjustments .......        18,508        18,764         3,125
                                                                  --------      --------      --------
                                                                  $131,416      $122,237      $ 56,111
                                                                  ========      ========      ========

                             BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) QUARTERLY DATA

       A summary of revenues and earnings by quarter for each of the last two years is presented in the following table. This information is unaudited. Dollars are in millions, except per share amounts.

                                                          1st         2nd         3rd        4th
                                                        Quarter     Quarter     Quarter    Quarter
1999                                                    -------     -------     -------    -------
Revenues .........................................      $5,446      $5,461      $7,051      $6,070
                                                        ------      ------      ------      ------
Earnings:
   Excluding realized investment gain ............      $  294      $  299      $  156      $  (78)
   Realized investment gain * ....................         247         273         264         102
                                                        ------      ------      ------      ------
   Net earnings ..................................      $  541      $  572      $  420      $   24
                                                        ======      ======      ======      ======
Earnings per equivalent Class A common share:
   Excluding realized investment gain ............      $  194      $  197      $  103      $  (52)
   Realized investment gain * ....................         162         179         173          69
                                                        ------      ------      ------      ------
   Net earnings ..................................      $  356      $  376      $  276      $   17
                                                        ======      ======      ======      ======


                                                          1st         2nd         3rd        4th
                                                        Quarter     Quarter     Quarter    Quarter
1998                                                    -------     -------     -------    -------
Revenues .........................................      $3,325      $3,936      $2,909      $3,662
                                                        ------      ------      ------      ------
Earnings:
   Excluding realized investment gain ............      $  252      $  312      $  264      $  449
   Realized investment gain * ....................         470         864         101         118
                                                        ------      ------      ------      ------
   Net earnings ..................................      $  722      $1,176      $  365      $  567
                                                        ======      ======      ======      ======
Earnings per equivalent Class A common share:
   Excluding realized investment gain ............      $  203      $  251      $  212      $  352
   Realized investment gain * ....................         379         696          81          92
                                                        ------      ------      ------      ------
   Net earnings ..................................      $  582      $  947      $  293      $  444
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

                             BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) INFORMATION ABOUT CERTAIN SUBSIDIARIES

       The accompanying consolidated financial statements include the accounts of OBH Inc. (formerly Berkshire Hathaway Inc.), which became a wholly-owned subsidiary of Berkshire Hathaway Inc. upon completion of the General Re merger. The condensed consolidated balance sheets of OBH Inc. as of December 31, 1999 and 1998 are as follows (dollars in millions):

                                                                    DEC. 31, 1999     DEC. 31, 1998
                                                                    -------------     -------------
ASSETS
Cash and cash equivalents .....................................      $      2,661      $      8,841
Investments, primarily equity securities ......................            48,635            40,572
Assets of finance and financial products businesses ...........            13,369             5,759
Goodwill of acquired businesses ...............................             3,926             4,004
Other assets ..................................................             7,382             5,140
                                                                     ------------      ------------
                                                                     $     75,973      $     64,316
                                                                     ============      ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Losses and loss adjustment expenses ...........................      $     10,637      $      7,198
Unearned premiums, accounts payable and other liabilities .....             4,743             4,483
Income taxes, principally deferred ............................             9,689            10,426
Borrowings under investment agreements and other debt .........             2,156             2,056
Liabilities of finance and financial products businesses ......            12,094             4,881
                                                                     ------------      ------------
                                                                           39,319            29,044
                                                                     ------------      ------------
Total shareholders' equity ....................................            36,654            35,272
                                                                     ------------      ------------
                                                                     $     75,973      $     64,316
                                                                     ============      ============

       The condensed consolidated statements of earnings of OBH Inc. for the years ended December 31, 1999 and 1998 are as follows (in millions):

                                                                         1999           1998
                                                                       --------       --------
REVENUES
Insurance premiums earned .......................................      $  7,400       $  5,300
Sales and service revenues ......................................         5,882          4,675
Investment income ...............................................         1,208          1,013
Income (loss) from finance and financial products businesses ....           (21)           205
Realized investment gain ........................................         1,294          2,415
                                                                       --------       --------
                                                                         15,763         13,608
                                                                       --------       --------
COST AND EXPENSES
Insurance losses, loss adjustment and underwriting expense ......         7,610          5,035
Cost of products and services sold ..............................         4,039          3,018
Selling, general and administrative expenses ....................         1,256          1,148
Interest expense ................................................           110            109
                                                                       --------       --------
                                                                         13,015          9,310
                                                                       --------       --------
EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST ..............         2,748          4,298
Income taxes and minority interests .............................           924          1,474
                                                                       --------       --------
NET EARNINGS ....................................................      $  1,824       $  2,824
                                                                       ========       ========

       The consolidated statement of earnings for the year ended December 31, 1997 is identical to the accompanying Consolidated Statement of Earnings of Berkshire Hathaway Inc.

                             BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) INFORMATION ABOUT CERTAIN SUBSIDIARIES (Continued)

       The summarized financial data of the finance and financial products businesses (See Note 7) includes the activities conducted by the Scott Fetzer Financial Group and its subsidiaries ("SFFG"). Assets and liabilities of SFFG are summarized below (in millions).

                                                                              Dec. 31,    Dec. 31,
                                                                                1999        1998
                                                                               ------      ------
ASSETS
Cash and cash equivalents ...............................................      $    1      $   98
Mortgage-backed securities, installment loans and other receivables* ....         196         371
Trading securities, at market ...........................................          --       3,488
Securities purchased under agreements to resell .........................          --         192
                                                                               ------      ------
                                                                               $  197      $4,149
                                                                               ======      ======
LIABILITIES
6 3/4% Notes, due 2001 and borrowings under investment agreements .......      $  137      $  152
Securities sold under agreements to repurchase ..........................          --       3,469
Securities sold but not yet purchased ...................................          --         177
Other* ..................................................................          27         208
                                                                               ------      ------
                                                                               $  164      $4,006
                                                                               ======      ======


* Other receivables include receivables from affiliates of $40 at December 31, 1999 and other liabilities include payables to affiliates of $105 at December 31, 1998.

       Net income of SFFG for each of the past three years is summarized below (in millions).

                                          1999        1998       1997
                                          ----        ----       ----
Revenues ..........................      $ 255       $ 211      $  47
Cost and expenses .................        301          28         36
                                         -----       -----      -----
Earnings (loss) before taxes ......        (46)        183         11
Income taxes ......................        (16)         64          4
                                         -----       -----      -----
Net earnings (loss) ...............      $ (30)      $ 119      $   7
                                         =====       =====      =====

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                                    Part III

        Except for the information set forth under the caption "Executive Officers of the Registrant" in Part I hereof, information required by this Part (Items 10, 11, 12, and 13) is incorporated by reference from the Registrant's definitive proxy statement, filed pursuant to Regulation 14A, for the Annual Meeting of Shareholders of the Registrant to be held on April 29, 2000, which meeting will involve the election of directors.

                                     Part IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)     1. Financial Statements

                The following consolidated financial statements, as well as the Independent Auditors' Report, are included in Part II Item 8 of this report:


                                                                                       PAGE
                                                                                       ----
             Independent Auditors' Report                                               26

             Consolidated Balance Sheets at December 31, 1999 and 1998                  27

             Consolidated Statements of Earnings for the years ended
               1999, 1998 and 1997                                                      28

             Consolidated Statements of Cash Flows for the years ended
               1999, 1998 and 1997                                                      29

             Consolidated Statements of Changes in Shareholders' Equity
               for the years ended 1999, 1998 and 1997                                  30

             Notes to Consolidated Financial Statements                                31-49


(a)     2. Financial Statement Schedule                                                PAGE
                                                                                       ----
             Independent Auditors' Report on Schedule                                   52

             Schedule I -- Parent Company                                              53-54
               Condensed Balance Sheets as of December 31, 1999 and 1998 and
               Condensed Statements of Earnings and Cash Flows for the years ended 1999, 1998 and 1997.

             Other schedules are omitted because they are not required, information therein is not applicable, or is reflected in the Consolidated Financial Statements or notes thereto.

(a)     3. Exhibits

                See the "Exhibit Index" at page 55.

(b)     Reports on Form 8-K

                Form 8-K filed November 1, 1999 -- Item 5 Other Events. Report indicated that the Registrant had entered into a subscription agreement whereby the Registrant would make a significant investment in an entity that would be the survivor in a merger with MidAmerican Energy Holdings Company.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      BERKSHIRE HATHAWAY INC.

Date:  March 29, 2000                 /s/  Marc D. Hamburg
     ------------------               -------------------------------
                                      Marc D. Hamburg
                                      Vice President and Principal Financial
                                      Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/   Warren E. Buffett           Chairman of the Board             March 29, 2000
---------------------------                                         --------------
   Warren E. Buffett              of Directors - Chief                  Date
                                  Executive Officer


/s/   Howard G. Buffett           Director                          March 29, 2000
---------------------------                                         --------------
   Howard G. Buffett                                                     Date


/s/   Susan T. Buffett            Director                          March 29, 2000
---------------------------                                         --------------
   Susan T. Buffett                                                      Date


/s/  Charles T. Munger            Vice Chairman of the              March 29, 2000
---------------------------                                         --------------
   Charles T. Munger              Board of Directors                     Date


/s/  Malcolm G. Chace             Director                          March 29, 2000
---------------------------                                         --------------
   Malcolm G. Chace                                                      Date


/s/  Walter Scott, Jr.            Director                          March 29, 2000
---------------------------                                         --------------
   Walter Scott, Jr.                                                     Date


/s/ Ronald L. Olson               Director                          March 29, 2000
---------------------------                                         --------------
   Ronald L. Olson                                                       Date

/s/  Marc D. Hamburg              Vice President -                  March 29, 2000
---------------------------                                         --------------
   Marc D. Hamburg                Principal Financial                    Date
                                  Officer


/s/  Daniel J. Jaksich            Controller                        March 29, 2000
---------------------------                                         --------------
   Daniel J. Jaksich                                                      Date

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE


To the Board of Directors and Shareholders
Berkshire Hathaway Inc.


        We have audited the consolidated financial statements of Berkshire Hathaway Inc. and subsidiaries as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated March 3, 2000; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Berkshire Hathaway Inc., listed in Item 14. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Omaha, Nebraska
March 3, 2000

                             BERKSHIRE HATHAWAY INC.
                                (Parent Company)
                         Condensed Financial Information
                              (Dollars in millions)

                                   Schedule I


                                 BALANCE SHEETS

                                                                     December 31,
                                                                    1999        1998
                                                                  -------      -------
Assets:
   Cash and cash equivalents ...............................      $    --      $    --
   Investments in consolidated subsidiaries ................       57,761       57,411
   Investments - other than consolidated subsidiaries ......           --           --
   Other assets ............................................           --           --
                                                                  -------      -------
                                                                  $57,761      $57,411
                                                                  =======      =======
Liabilities and Shareholders' Equity:
   Accounts payable and accrued expenses ...................      $    --      $     8
   Borrowings under investment agreements and other debt ...           --           --
   Income taxes, principally deferred ......................           --           --
                                                                  -------      -------
                                                                       --            8
   Shareholders' equity ....................................       57,761       57,403
                                                                  -------      -------
                                                                  $57,761      $57,411
                                                                  =======      =======


                             STATEMENTS OF EARNINGS

                                                             Year ending December 31,
Income items:                                             1999         1998          1997
                                                        -------      -------       -------
   From consolidated subsidiaries:
      Interest ...................................      $    --      $     6       $    11
      Dividends ..................................          500        1,241           328
      Undistributed earnings .....................        1,057        1,626         1,771
                                                        -------      -------       -------
                                                          1,557        2,873         2,110
   Interest and dividends - other investments ....           --            4             7
   Realized investment gain (loss) ...............           --          (60)         (297)
   Revenues of Buffalo News ......................           --          157           156
                                                        -------      -------       -------
                                                          1,557        2,974         1,976
                                                        -------      -------       -------
Cost and expense items:
   Costs and expenses of Buffalo News ............           --          105           100
   General and administrative ....................           --            8             9
   Interest and finance charges ..................           --           62            67
   Income tax expense (benefit) ..................           --          (31)         (101)
                                                        -------      -------       -------
                                                          1,557          144            75
                                                        -------      -------       -------
      Net earnings ...............................      $ 1,557      $ 2,830       $ 1,901
                                                        =======      =======       =======


                   See Note to Condensed Financial Information

                             BERKSHIRE HATHAWAY INC.
                                (Parent Company)
                         Condensed Financial Information
                              (Dollars in millions)
                             Schedule I (continued)
                            STATEMENTS OF CASH FLOWS


                                                                        Year ending December 31,
                                                                    1999          1998          1997
                                                                  -------       -------       -------
Cash flows from operating activities:
   Net earnings ............................................      $ 1,557       $ 2,830       $ 1,901
   Adjustments to reconcile net earnings to cash flows
      from operating activities:
         Undistributed current earnings of subsidiaries ....       (1,057)       (1,626)       (1,771)
         Realized investment loss ..........................           --            60           297
         Decrease in income taxes ..........................           --           (31)          (35)
         Other .............................................           (8)           (8)           (4)
                                                                  -------       -------       -------
   Net cash flows from operating activities ................          492         1,225           388
                                                                  -------       -------       -------

Cash flows from investing activities:
   Investments in and advances to subsidiaries .............         (579)         (803)         (881)
   Purchases of investments ................................           --          (382)           --
   Proceeds on sales and maturities of investments .........           --            16           189
                                                                  -------       -------       -------
   Net cash flows from investing activities ................         (579)       (1,169)         (692)
                                                                  -------       -------       -------

Cash flows from financing activities:
   Proceeds from borrowings ................................           --         1,048         1,005
   Repayment of borrowings .................................           --        (1,476)       (1,054)
   Other ...................................................           87             6            --
                                                                  -------       -------       -------
   Net cash flows from financing activities ................           87          (422)          (49)
                                                                  -------       -------       -------
   Decrease in cash and cash equivalents ...................           --          (366)         (353)
   Cash and cash equivalents at beginning of year ..........           --           366           719
                                                                  -------       -------       -------
   Cash and cash equivalents at end of year ................      $    --       $    --       $   366
                                                                  =======       =======       =======
   Other cash flow information:
      Income taxes paid ....................................           --       $ 1,656       $   470
      Interest paid ........................................           --            60            57


                     NOTE TO CONDENSED FINANCIAL INFORMATION

        The condensed statements of earnings and cash flows of Berkshire Hathaway Inc. for 1998 and 1997 include the earnings and cash flow data of OBH Inc. (formerly Berkshire Hathaway Inc. - parent company). OBH Inc. became a wholly-owned subsidiary of Berkshire Hathaway Inc. as of December 21, 1998 upon completion of the General Re merger. At December 31, 1999 and 1998, Berkshire Hathaway Inc.'s investment in the net assets of OBH Inc. is included in investments in consolidated subsidiaries in the condensed balance sheet. Borrowings under investment agreements and other Berkshire Hathaway Inc. debt outstanding as of the General Re merger date remain obligations of the former parent company, now OBH Inc.

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

        3 Restated Certificate of Incorporation Incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-61129 filed on Form S-4.

        3.1 By-Laws Incorporated by reference to Exhibit 3.2 to Registration Statement No. 333-61129 filed on Form S-4.

        4.1 Form of Indenture dated as of December 1, 1987 between OBH Inc. (formerly Berkshire Hathaway Inc.) and State Street Bank and Trust Company (as successor trustee to The First National Bank of Boston), trustee with respect to 9 3/4% Debentures due January 15, 2018

                Incorporated by reference to Exhibit 4 to Registration Statement No. 33-19000 filed on Form S-3.

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

                Incorporated by reference to Exhibit 4 to Registration Statement No. 33-30570 filed on Form S-3.

                OTHER INSTRUMENTS DEFINING THE RIGHTS OF HOLDERS OF LONG-TERM DEBT OF REGISTRANT AND ITS SUBSIDIARIES ARE NOT BEING FILED SINCE THE TOTAL AMOUNT OF SECURITIES AUTHORIZED BY ALL OTHER SUCH INSTRUMENTS DOES NOT EXCEED 10% OF THE TOTAL ASSETS OF THE REGISTRANT AND ITS SUBSIDIARIES ON A CONSOLIDATED BASIS AS OF DECEMBER 31, 1999. THE REGISTRANT HEREBY AGREES TO FURNISH TO THE COMMISSION UPON REQUEST A COPY OF ANY SUCH DEBT INSTRUMENT TO WHICH IT IS A PARTY.


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