Form 10-Q
period 2000-03-31
BERKSHIRE HATHAWAY INC
filed 2000-05-15
CIK 1067983

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)


[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

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

                                 (402) 346-1400
                                 --------------
              (Registrant's telephone number, including area code)


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


 YES [X]   NO [ ]

         Number of shares of common stock outstanding as of May 1, 2000:

                               Class A --1,340,953
                               Class B --5,395,612

                                    FORM 10-Q
                             BERKSHIRE HATHAWAY INC.


PART I - FINANCIAL INFORMATION                                                          PAGE NO.
                                                                                        --------

  ITEM 1. FINANCIAL STATEMENTS

   Consolidated Balance Sheets --                                                             2
   March 31, 2000 and December 31, 1999

   Consolidated Statements of Earnings --                                                     3
   First Quarter 2000 and 1999

   Condensed Consolidated Statements of Cash Flows --                                         4
   First Quarter 2000 and 1999

   Notes to Interim Consolidated Financial Statements                                    5 - 10

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                                           11 - 15

PART II - OTHER INFORMATION

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                   16

                                    FORM 10-Q
                             BERKSHIRE HATHAWAY INC.


                          PART I FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEETS
                   (dollars in millions except share amounts)


                                                                  March 31,    December 31,
                                                                    2000          1999
                                                                  --------      --------
ASSETS
Cash and cash equivalents ..................................      $  2,891      $  3,835
Investments:
  Securities with fixed maturities .........................        29,949        30,222
  Equity securities ........................................        34,516        37,772
  Other ....................................................         2,979         1,736
Receivables ................................................         8,427         8,558
Inventories ................................................         1,076           844
Assets of finance and financial products businesses ........        29,892        24,229
Property, plant and equipment ..............................         2,034         1,903
Goodwill of acquired businesses ............................        18,409        18,281
Other assets ...............................................         4,028         4,036
                                                                  --------      --------
                                                                  $134,201      $131,416
                                                                  ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Losses and loss adjustment expenses ........................      $ 26,921      $ 26,802
Unearned premiums ..........................................         3,865         3,718
Accounts payable, accruals and other liabilities ...........         6,901         7,458
Income taxes, principally deferred .........................         8,766         9,566
Borrowings under investment agreements and other debt ......         2,354         2,465
Liabilities of finance and financial products businesses ...        27,781        22,223
                                                                  --------      --------
                                                                    76,588        72,232
                                                                  --------      --------
Minority shareholders' interests ...........................         1,324         1,423
                                                                  --------      --------
Shareholders' equity:
  Common Stock: *
   Class A Common Stock, $5 par value and Class B
   Common Stock, $0.1667 par value .........................             8             8
  Capital in excess of par value ...........................        25,219        25,209
  Accumulated other comprehensive income ...................        14,934        17,223
  Retained earnings ........................................        16,128        15,321
                                                                  --------      --------
   Total shareholders' equity ..............................        56,289        57,761
                                                                  --------      --------
                                                                  $134,201      $131,416
                                                                  ========      ========


* Class B Common Stock has economic rights equal to one-thirtieth (1/30) of the economic rights of Class A Common Stock. Accordingly, on an equivalent Class A Common Stock basis, there are 1,520,807 shares outstanding at March 31, 2000 and 1,520,562 shares outstanding at December 31, 1999.




See accompanying Notes to Interim Consolidated Financial Statements

                                    FORM 10-Q
                             BERKSHIRE HATHAWAY INC.


                       CONSOLIDATED STATEMENTS OF EARNINGS
                 (dollars in millions except per share amounts)


                                                                              First Quarter
                                                                     -----------------------------
                                                                        2000               1999
                                                                     ----------         ----------
REVENUES:
  Insurance premiums earned ................................         $    3,220         $    3,070
  Sales and service revenues ...............................              1,602              1,341
  Interest, dividend and other investment income ...........                634                573
  Income from finance and financial products businesses ....                282                 59
  Realized investment gain .................................                736                403
                                                                     ----------         ----------
                                                                          6,474              5,446
                                                                     ----------         ----------
COST AND EXPENSES:
  Insurance losses and loss adjustment expenses ............              2,677              2,441
  Insurance underwriting expenses ..........................                871                769
  Cost of products and services sold .......................              1,088                934
  Selling, general and administrative expenses .............                378                269
  Goodwill amortization ....................................                122                118
  Interest expense .........................................                 33                 33
                                                                     ----------         ----------
                                                                          5,169              4,564
                                                                     ----------         ----------
EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST .........              1,305                882
  Income taxes .............................................                464                327
  Minority interest ........................................                 34                 14
                                                                     ----------         ----------
NET EARNINGS ...............................................         $      807         $      541
                                                                     ==========         ==========
  Average shares outstanding * .............................          1,520,680          1,518,897
NET EARNINGS PER SHARE * ...................................         $      531         $      356
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



See accompanying Notes to Interim Consolidated Financial Statements

                                    FORM 10-Q
                             BERKSHIRE HATHAWAY INC.


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (dollars in millions)


                                                                                      First Quarter
                                                                                --------------------------
                                                                                  2000             1999
                                                                                --------          --------
Net cash flows from operating activities ..............................         $    276          $   (165)
                                                                                --------          --------
  Cash flows from investing activities:
   Purchases of investments ...........................................           (6,645)           (1,323)
   Proceeds on sales and maturities of investments ....................            5,608             2,648
   Loans and investments originated in finance businesses .............             (249)             (149)
   Principal collections on loans and investments originated in finance
     businesses .......................................................              360               228
   Acquisition of businesses ..........................................             (381)               --
   Other ..............................................................              (66)             (100)
                                                                                --------          --------
Net cash flows from investing activities ..............................           (1,373)            1,304
                                                                                --------          --------
  Cash flows from financing activities:
   Proceeds from borrowings of finance businesses .....................               73                94
   Proceeds from other borrowings .....................................              404               563
   Repayments of borrowings of finance businesses .....................               (2)              (12)
   Repayments of other borrowings .....................................             (461)             (575)
   Other ..............................................................               49              (192)
                                                                                --------          --------
Net cash flows from financing activities ..............................               63              (122)
                                                                                --------          --------
Increase (decrease) in cash and cash equivalents ......................           (1,034)            1,017
Cash and cash equivalents at beginning of year* .......................            4,458            14,489
                                                                                --------          --------
Cash and cash equivalents at end of first quarter* ....................         $  3,424          $ 15,506
                                                                                ========          ========

Supplemental cash flow information:
  Cash paid during the period for:
   Income taxes .......................................................         $     13          $    974
   Interest of finance and financial products businesses ..............              213                31
   Other interest .....................................................               46                44
Non-cash investing activity:
  Liabilities assumed in connection with acquisition of businesses ....              162                --
  Contingent value of Exchange Notes recognized in earnings ...........               57                --
  Value of equity securities used to redeem Exchange Notes ............              145                --

* Cash and cash equivalents are comprised of the following:
  Beginning of year --
   Finance and financial products businesses ..........................         $    623          $    907
   Other ..............................................................            3,835            13,582
                                                                                --------          --------
                                                                                $  4,458          $ 14,489
                                                                                ========          ========
  End of first quarter --
   Finance and financial products businesses ..........................         $    533          $  1,299
   Other ..............................................................            2,891            14,207
                                                                                --------          --------
                                                                                $  3,424          $ 15,506
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

        In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" ("SFAS No. 137"). FASB Statement No. 133 was discussed in Note 1 to the Consolidated Financial Statements in Berkshire's 1999 Annual Report. SFAS No. 137 delays the effective date for implementing SFAS No. 133 and Berkshire will adopt the requirements of SFAS No. 133 as of the beginning of 2001.





NOTE 2. INVESTMENT IN MIDAMERICAN ENERGY HOLDINGS COMPANY

        On October 24, 1999, Berkshire entered into an agreement along with Walter Scott, Jr. and David L. Sokol, to acquire MidAmerican Energy Holdings Company ("MidAmerican"). On January 27, 2000, the transaction was approved by the shareholders of MidAmerican. All regulatory approvals were subsequently received and the transaction closed March 14, 2000. Pursuant to the terms of the agreement, Berkshire invested approximately $1.24 billion in common stock and a non-dividend paying convertible preferred stock of a newly formed entity that merged with and into MidAmerican, with MidAmerican continuing as the surviving corporation. Such investment gives Berkshire about a 9.7% voting interest and a 76% economic interest in MidAmerican on a fully-diluted basis. Berkshire subsidiaries also acquired approximately $455 million of an 11% non-transferable trust preferred security. Under certain conditions, for a period of up to seven years subsequent to the transaction, Berkshire may be required to purchase up to $345 million of additional trust preferred securities. Mr. Scott, a member of Berkshire's Board of Directors, controls approximately 86% of the voting interest in MidAmerican. Mr. Sokol is the CEO of MidAmerican.

        Through its retail utility subsidiaries, MidAmerican Energy in the U.S. and Northern Electric in the U.K., MidAmerican provides electric service to approximately 2.0 million customers and natural gas service to 1.2 million customers worldwide. MidAmerican manages, owns interests in and has under contract approximately 9,700 net megawatts of diversified power generation facilities in operation, construction and development.

        Berkshire's investments in MidAmerican common and non-dividend paying convertible preferred stock are included in the accompanying Consolidated Balance Sheet as a component of other investments. Berkshire is accounting for these investments pursuant to the equity method. Accordingly, Berkshire's proportionate share of MidAmerican's net income is included in the Consolidated Statement of Earnings as a component of interest, dividend and other investment income.

        The investments in MidAmerican's 11% trust preferred securities are reflected in the Consolidated Balance Sheet as a component of investments in securities with fixed maturities. Income derived from these investments is included in the Consolidated Statement of Earnings as a component of interest, dividend and other investment income.

                                    FORM 10-Q
                             BERKSHIRE HATHAWAY INC.


NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3.  INVESTMENTS IN SECURITIES WITH FIXED MATURITIES

        Data with respect to investments in securities with fixed maturities (other than securities with fixed maturities held by finance and financial products businesses -- See Note 8) are shown in the tabulation below (in millions).

                                       March 31,       December 31,
                                         2000              1999
                                       --------          --------
Amortized cost ...............         $ 30,896          $ 31,429
Gross unrealized gains .......               36                51
Gross unrealized losses ......             (983)           (1,258)
                                       --------          --------
Estimated fair value .........         $ 29,949          $ 30,222
                                       ========          ========


NOTE 4.  INVESTMENTS IN EQUITY SECURITIES

        Data with respect to investments in equity securities are shown in the tabulation below (in millions).

                                       March 31,       December 31,
                                         2000              1999
                                       --------          --------
Total cost ...................         $ 10,162          $  9,674
Gross unrealized gains .......           24,487            28,229
Gross unrealized losses ......             (133)             (131)
                                       --------          --------
Total fair value .............         $ 34,516          $ 37,772
                                       ========          ========
Fair value:
American Express Company .....         $  7,527          $  8,402
The Coca-Cola Company ........            9,388            11,650
The Gillette Company .........            3,618             3,954
Other equity securities ......           13,983            13,766
                                       --------          --------
Total ........................         $ 34,516          $ 37,772
                                       ========          ========

NOTE 5.  DEFERRED INCOME TAX LIABILITIES

        The tax effects of significant items comprising Berkshire's net deferred tax liabilities as of March 31, 2000 and December 31, 1999 are as follows (in millions):

                                                                     March 31,       December 31,
                                                                       2000              1999
                                                                     --------          --------
Deferred tax liabilities:
Relating to unrealized appreciation of investments .........         $  8,172          $  9,383
Other ......................................................            1,417             1,252
                                                                     --------          --------
                                                                        9,589            10,635
Deferred tax assets ........................................           (1,087)           (1,042)
                                                                     --------          --------
Net deferred tax liabilities ...............................         $  8,502          $  9,593
                                                                     ========          ========


NOTE 6.  COMMON STOCK

        The following table summarizes Berkshire's common stock activity during the first quarter of 2000.

                                                 Class A Common Stock      Class B Common Stock
                                                   (1,650,000 shares        (55,000,000 shares
                                                      authorized)               authorized)
                                                 Issued and Outstanding    Issued and Outstanding
                                                 ----------------------    ----------------------
Balance at December 31, 1999 ...........                1,341,663                 5,366,955
Conversions of Class A Common Stock
   to Class B Common Stock and other ...                     (665)                   27,307
                                                       ----------                ----------
Balance at March 31, 2000 ..............                1,340,998                 5,394,262
                                                       ==========                ==========

                                    FORM 10-Q
                             BERKSHIRE HATHAWAY INC.


NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6.  COMMON STOCK (CONTINUED)

        Each share of Class A Common Stock is convertible, at the option of the holder, into thirty shares of Class B Common Stock. Class B Common Stock is not convertible into Class A Common Stock. Class B Common Stock has economic rights equal to one-thirtieth (1/30) of the economic rights of Class A Common Stock. Accordingly, on an equivalent Class A Common Stock basis, there are 1,520,807 shares outstanding at March 31, 2000 and 1,520,562 shares outstanding at December 31, 1999.

        Each Class A Common share is entitled to one vote per share. Each Class B Common share possesses the voting rights of one-two-hundredth (1/200) of the voting rights of a Class A share. Class A and Class B Common shares vote together as a single class.

NOTE 7.  COMPREHENSIVE INCOME

        Berkshire's comprehensive income for the first quarter of 2000 and 1999 is shown in the table below (in millions). Other comprehensive income consists of unrealized gains and losses on investments and foreign currency translation adjustments associated with foreign-based business operations.


                                                                            2000                   1999
                                                                           -------                -------
Net earnings ...............................................               $   807                $   541
                                                                           -------                -------
Other comprehensive income:
Decrease in unrealized appreciation of investments .........                (3,536)                  (106)
   Applicable income taxes and minority interests ..........                 1,252                     45
Foreign currency translation losses ........................                   (25)                   (21)
   Applicable income taxes and minority interests ..........                    20                      5
                                                                           -------                -------
                                                                            (2,289)                   (77)
                                                                           -------                -------
Comprehensive income .......................................               $(1,482)               $   464
                                                                           =======                =======

NOTE 8.  FINANCE AND FINANCIAL PRODUCTS BUSINESSES

        Assets and liabilities of Berkshire's finance and financial products businesses are summarized below (in millions).

                                                                          March 31,           December 31,
                                                                            2000                  1999
                                                                           -------               -------
ASSETS
Cash and cash equivalents ..................................               $   533               $   623
Investments in securities with fixed maturities:
   Held to maturity, at cost ...............................                 1,767                 2,002
   Trading, at fair value ..................................                15,066                11,277
   Available for sale, at fair value .......................                 1,053                   999
Trading account assets .....................................                 5,917                 5,881
Securities purchased under agreements to resell ............                 2,502                 1,171
Other ......................................................                 3,054                 2,276
                                                                           -------               -------
                                                                           $29,892               $24,229
                                                                           =======               =======
LIABILITIES
Securities sold under agreements to repurchase .............               $15,052               $10,216
Securities sold but not yet purchased ......................                 1,448                 1,174
Trading account liabilities ................................                 6,166                 5,930
Notes payable and other borrowings .........................                 1,923                 1,998
Annuity reserves and policyholder liabilities ..............                   849                   843
Other ......................................................                 2,343                 2,062
                                                                           -------               -------
                                                                           $27,781               $22,223
                                                                           =======               =======

                                    FORM 10-Q
                             BERKSHIRE HATHAWAY INC.


NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9. BUSINESS SEGMENT DATA

   A disaggregation of Berkshire's consolidated data for the first quarter of each of the two most recent years is as follows. Amounts are in millions.

                                                                                     REVENUES
                                                                           ------------------------------
                                                                            2000                   1999
                                                                           -------                -------
OPERATING SEGMENTS:
Insurance:
  GEICO * ..................................................               $ 1,308                $ 1,101
  General Re * .............................................                 1,680                  1,551
  Berkshire Hathaway Reinsurance Group * ...................                   164                    367
  Berkshire Hathaway Direct Insurance Group * ..............                    68                     51
  Interest, dividend and other investment income ...........                   654                    603
                                                                           -------                -------
Total insurance revenues ...................................                 3,874                  3,673
Buffalo News ...............................................                    37                     37
Flight services ............................................                   508                    431
Furniture ..................................................                   337                    191
International Dairy Queen ..................................                   113                    101
Jewelry ....................................................                   102                     86
Scott Fetzer Companies .....................................                   263                    253
See's Candies ..............................................                    59                     65
Shoe group .................................................                   126                    125
                                                                           -------                -------
                                                                             5,419                  4,962
 Reconciliation of segments to consolidated amounts:
   Other revenues ..........................................                   355                    118
   Realized investment gain ................................                   736                    403
   Purchase-accounting-adjustments .........................                   (36)                   (37)
                                                                           -------                -------
                                                                           $ 6,474                $ 5,446
                                                                           =======                =======

*  Represents insurance premiums earned

                                                                                     OPERATING PROFIT BEFORE TAXES
                                                                                     ------------------------------
                                                                                      2000                   1999
                                                                                     -------                -------
OPERATING SEGMENTS:
Insurance:
  GEICO ** ...........................................................               $   (86)               $   -0-
  General Re ** ......................................................                  (273)                  (136)
  Berkshire Hathaway Reinsurance Group ** ............................                    32                      7
  Berkshire Hathaway Direct Insurance Group ** .......................                    (1)                     2
  Interest, dividend and other investment income .....................                   651                    600
                                                                                     -------                -------
Total insurance operating profit .....................................                   323                    473
Buffalo News .........................................................                    12                     12
Flight services ......................................................                    58                     52
Furniture ............................................................                    30                     15
International Dairy Queen ............................................                   (17)                    10
Jewelry ..............................................................                     5                      2
Scott Fetzer Companies ...............................................                    35                     32
See's Candies ........................................................                     4                      9
Shoe group ...........................................................                     3                      6
                                                                                     -------                -------
                                                                                         453                    611
Reconciliation of segments to consolidated amounts:
  Realized investment gain ...........................................                   736                    403
  Interest expense *** ...............................................                   (24)                   (28)
  Corporate and other ................................................                   298                     61
  Goodwill amortization and other purchase-accounting-adjustments ....                  (158)                  (165)
                                                                                     -------                -------
                                                                                     $ 1,305                $   882
                                                                                     =======                =======

 ** Represents underwriting profit (loss)

*** Excludes interest expense allocated to finance businesses and certain identifiable segments

                                    FORM 10-Q
                             BERKSHIRE HATHAWAY INC.


NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10. INFORMATION ABOUT CERTAIN SUBSIDIARIES

        The accompanying consolidated financial statements include the accounts of OBH Inc. (formerly Berkshire Hathaway Inc.), which became a wholly-owned subsidiary of Berkshire upon completion of the General Re merger. Condensed consolidated balance sheets of OBH Inc. are as follows (dollars in millions):

                                                                            March 31, 2000         Dec. 31, 1999
                                                                            --------------         -------------
ASSETS
Cash and cash equivalents .......................................               $ 1,733               $ 2,661
Investments in equity and fixed maturity securities .............                44,555                48,635
Assets of finance and financial products businesses .............                19,820                13,369
Goodwill of acquired businesses .................................                 4,133                 3,926
Other assets ....................................................                 7,930                 7,382
                                                                                -------               -------
                                                                                $78,171               $75,973
                                                                                =======               =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Losses and loss adjustment expenses .............................               $10,540               $10,637
Unearned premiums, accounts payable and other liabilities .......                 4,702                 4,743
Income taxes, principally deferred ..............................                 8,823                 9,689
Borrowings under investment agreements and other debt ...........                 2,049                 2,156
Liabilities of finance and financial products businesses ........                18,222                12,094
                                                                                -------               -------
                                                                                 44,336                39,319
                                                                                -------               -------
Total shareholders' equity ......................................                33,835                36,654
                                                                                -------               -------
                                                                                $78,171               $75,973
                                                                                =======               =======


        Net earnings of OBH Inc. for the first quarter of 2000 and 1999 are summarized below (in millions).


                                                                  2000                 1999
                                                                 ------               ------
Revenues ...................................................     $4,259               $3,534
Cost and expenses ..........................................      3,061                2,768
                                                                 ------               ------
Earnings before income taxes and minority interest .........      1,198                  766
Income taxes and minority interest .........................        432                  258
                                                                 ------               ------
Net earnings ...............................................     $  766               $  508
                                                                 ======               ======

        The summarized financial data of the finance and financial products businesses (See Note 8) includes the activities conducted by the Scott Fetzer Financial Group and its subsidiaries ("SFFG"). Assets and liabilities of SFFG are summarized below (in millions).

                                                                                March 31, 2000      Dec. 31, 1999
                                                                                --------------      -------------
ASSETS
Cash and cash equivalents ............................................               $  7               $  1
Mortgage-backed securities, installment loans and other receivables* .                195                196
                                                                                     ----               ----
                                                                                     $202               $197
                                                                                     ====               ====
LIABILITIES
6 3/4% Notes, due 2001 and borrowings under investment agreements ....               $138               $137
Other ................................................................                 28                 27
                                                                                     ----               ----
                                                                                     $166               $164
                                                                                     ====               ====

* Includes receivables from affiliates of $41 at March 31, 2000 and $40 at December 31, 1999.

                                    FORM 10-Q
                             BERKSHIRE HATHAWAY INC.


NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10. INFORMATION ABOUT CERTAIN SUBSIDIARIES (CONTINUED)



Net earnings of SFFG for the first quarter are summarized below (in millions).


                                                       2000               1999
                                                       ----               ----
Revenues ...............................               $ 10               $ 15
Cost and expenses ......................                  6                 54
                                                       ----               ----
Earnings(loss) before income taxes .....                  4                (39)
Income taxes ...........................                  1                (14)
                                                       ----               ----
Net earnings(loss) .....................               $  3               $(25)
                                                       ====               ====

                                    FORM 10-Q
                             BERKSHIRE HATHAWAY INC.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        Net earnings for the first quarter of 2000 and 1999 are disaggregated in the table that follows. Amounts are after deducting minority interests and income taxes. Dollar amounts are in millions.


                                                                                     2000                 1999
                                                                                     -----                -----
Insurance segments - underwriting ....................................               $(212)               $ (86)
Insurance segments - investment income ...............................                 452                  427
Non-insurance business segments ......................................                  79                   84
Interest expense .....................................................                 (14)                 (18)
Goodwill amortization and other purchase-accounting-adjustments ......                (142)                (149)
Other ................................................................                 191                   36
                                                                                     -----                -----
  Earnings before realized investment gain ...........................                 354                  294
Realized investment gain .............................................                 453                  247
                                                                                     -----                -----
  Net earnings .......................................................               $ 807                $ 541
                                                                                     =====                =====


        INSURANCE SEGMENTS -- UNDERWRITING

        A summary follows of underwriting results from Berkshire's insurance segments for the first quarter of 2000 and 1999. Dollar amounts are in millions.


                                                                 2000                 1999
                                                                 -----                -----
Underwriting gain (loss) attributable to:
  GEICO ..........................................               $ (86)               $ -0-
  General Re .....................................                (273)                (136)
  Berkshire Hathaway Reinsurance Group ...........                  32                    7
  Berkshire Hathaway Direct Insurance Group ......                  (1)                   2
                                                                 -----                -----
Pre-tax underwriting loss ........................                (328)                (127)
Income taxes and minority interest ...............                (116)                 (41)
                                                                 -----                -----
  Net underwriting loss ..........................               $(212)               $ (86)
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

        GEICO's pre-tax underwriting results for the first quarter of 2000 and 1999 are summarized in the table below. Dollar amounts are in millions.

                                                        2000                   1999
                                                       -------                -------
Premiums earned ........................               $ 1,308                $ 1,101
Losses and loss expenses ...............                 1,131                    895
 Underwriting expenses .................                   263                    206
                                                       -------                -------
  Net underwriting gain (loss) .........               $   (86)               $   -0-
                                                       =======                =======

                                    FORM 10-Q
                             BERKSHIRE HATHAWAY INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        INSURANCE SEGMENTS - UNDERWRITING (CONTINUED)

        Premiums earned in the first quarter of 2000 were $1,308 million, an increase of 18.8% over premiums earned in 1999. The increase in premiums in 2000 primarily reflects a 20.5% increase in voluntary auto policies in-force, slightly offset by the effects of modest rate reductions taken in 1999 in certain jurisdictions. Over the past twelve months, preferred auto policies in force grew 16.2% and standard and non-standard policies in-force grew 38.9%. In-force policy growth is largely attributed to ongoing marketing efforts and competitive premium rates. Growth in policies in-force is expected to continue to be strong during the remainder of the year. However, it is anticipated that the rate of growth will decline modestly.

        Losses and loss adjustment expenses incurred during the first quarter of 2000 exceeded amounts incurred during the first quarter of 1999 by 26.4%. The loss ratio, which measures the portion of premiums earned that is paid or reserved for claims and claim handling expenses, was 86.5% in the first quarter of 2000 compared to 81.3% a year ago. The loss ratio for 2000 reflects higher frequency and severity of auto physical damage and personal injury protection losses. The increases in frequency and severity of such losses were greater than anticipated and contributed, in large part, to the level of net underwriting losses incurred. In addition, losses incurred from catastrophe events added 1.3 percentage points to the 2000 loss ratio and 0.3 percentage points to the 1999 ratio.

        Underwriting expenses incurred in the first quarter of 2000 exceeded 1999 by 27.7%. The ratio of underwriting expenses to premiums earned was 20.1% in the first quarter of 2000 compared to 18.7% in the prior year. These increases reflect additional advertising and costs related to new business growth.

        In response to increased losses in 2000, discussed above, GEICO initiated steps to increase premium rates in certain states and expects to file for additional rate increases in many other states over the remainder of 2000. However, it takes six to twelve months for the full effect of a rate increase to be reflected in premiums earned. GEICO expects to continue to incur high levels of marketing costs over the remainder of 2000 in order to generate additional policy growth. However, higher advertising costs and lower closure rates are expected to produce higher unit costs of acquiring new business. Consequently, ongoing underwriting losses are anticipated throughout 2000.

        GENERAL RE

        General Re and its affiliates conduct a global reinsurance business with operations in the United States and 125 other countries around the world. General Re's principal reinsurance operations are: (1) North American property/casualty, (2) International property/casualty, and (3) Global life/health. The international property/casualty operations are conducted primarily through Germany-based Cologne Re and its subsidiaries. At March 31, 2000, General Re held an 88% economic ownership interest in Cologne Re.

        General Re's consolidated premiums earned during the first quarter totaled $1,680 million in 2000 and $1,551 million in 1999. General Re produced a consolidated net underwriting loss for the first quarter of 2000 of $273 million compared to a consolidated net underwriting loss of $136 million in 1999. Current underwriting conditions in the reinsurance industry are generally difficult. General Re's overall underwriting results during the first quarter of 2000 were unsatisfactory and reflected the effects of inadequate rates charged in recent years, as well as higher international catastrophe and large property losses. General and Cologne Re management is addressing these matters with the objective of returning underwriting results to more profitable levels. However, due to the inherent time lag between when pricing decisions are made and when the effects of such decisions are evident in the financial statements, underwriting results are likely to remain unsatisfactory during the remainder of 2000.

        Results by General Re business segment follow.

North American property/casualty

        General Re's North American property/casualty pre-tax underwriting results for the first quarter of 2000 and 1999 are shown below. Dollar amounts are in millions.

                                                             2000                 1999
                                                            -----                -----
Premiums earned .............................               $ 669                $ 632
Losses and loss expenses ....................                 570                  407
Underwriting expenses .......................                 186                  254
                                                            -----                -----
Net underwriting loss .......................               $ (87)               $ (29)
                                                            =====                =====

        North American property/casualty operations underwrite predominantly excess reinsurance across multiple lines of business. For the first three months of 2000, North American property/casualty earned premiums grew 5.9%. The most significant increases occurred in the national and regional multi-line segments as well as in the excess, surplus and individual risk businesses. These increases were partially offset by decreases in the health care and small multi-line segments.

                                    FORM 10-Q
                             BERKSHIRE HATHAWAY INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        INSURANCE SEGMENTS - UNDERWRITING (CONTINUED)

North American property/casualty (continued)

        First quarter 2000 North American property/casualty underwriting results deteriorated from first quarter 1999. Underwriting results for the first three months of 2000 included significantly less favorable development on loss reserves established for previous years' casualty claims than in 1999. First quarter 2000 current accident year results, while unsatisfactory, improved over current accident year results for the first quarter of 1999. This improvement resulted primarily from lower catastrophe and other large property losses incurred during the quarter. Losses arising from catastrophic events and other large property losses added 9.4% points to the loss and loss expense ratio for the first three months of 2000 as compared to 11.7% points for the same period of 1999.

International property/casualty

        General Re's International property/casualty pre-tax underwriting results for the first quarter of 2000 and 1999 are shown below. Dollar amounts are in millions.

                                             2000                 1999
                                             -----                ----
Premiums earned ..............               $ 611                $543
Losses and loss expenses .....                 562                 425
Underwriting expenses ........                 215                 175
                                             -----                ----
Net underwriting loss ........               $(166)               $(57)
                                             =====                ====

        The international property/casualty operations write quota-share and excess reinsurance on risks around the world. First quarter 2000 international property/casualty earned premiums grew 12.5%. Before adjusting for the adverse impact of foreign exchange rate changes during the first quarter, earned premiums grew 23.9% in local currencies. The growth in earned premiums was primarily attributed to premiums due from cedants to reinstate coverage as a result of the fourth quarter 1999 European winter storm losses and growth in both proportional and non-proportional casualty businesses at Cologne Re. Three new contracts involving proportional motor business in Argentina and business generated by DP Mann also contributed to the growth in earned premiums for the first quarter of 2000.

        Underwriting results of the international property/casualty segment for the first three months of 2000 were very poor. The loss and loss expense ratio for the first three months of 2000 was 92.0% compared to 78.3% for the comparable period in 1999. The increase in the loss ratio during the first quarter of 2000 was due to adverse development on the fourth quarter 1999 European winter storm losses and non-proportional casualty business in Australia, higher frequency of large property losses and continued inadequate premium rates in international property/casualty markets. Losses arising from catastrophic events and other large property losses, including the aforementioned adverse development, added 13.3% points to the loss and loss expense ratio for the first three months of 2000 as compared to 6.6% points for the same period of 1999.

Global life/health

        General Re's Global life/health pre-tax underwriting results for the first quarter of 2000 and 1999 are shown below. Dollar amounts are in millions.


                                             2000                 1999
                                             -----                -----
Premiums earned ..............               $ 400                $ 376
Losses and loss expenses .....                 320                  331
 Underwriting expenses .......                 100                   95
                                             -----                -----
Net underwriting loss ........               $ (20)               $ (50)
                                             =====                =====

        The global life/health operations reinsure such risks worldwide. First quarter 2000 global life/health earned premiums grew 6.4%. The growth in premiums earned was primarily due to premium growth in U.S. and Asian life businesses and increased health business in France and South Africa. The net underwriting results for the first three months of 2000 and 1999 were unsatisfactory primarily due to losses in the U.S. group health business.

                                    FORM 10-Q
                             BERKSHIRE HATHAWAY INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        INSURANCE SEGMENTS - UNDERWRITING (CONTINUED)

        BERKSHIRE HATHAWAY REINSURANCE GROUP

        Premiums earned in the first quarter were $164 million in 2000 and $367 million in 1999. In the first quarter of 1999, BHRG earned $284 million from a single retroactive reinsurance contract. There were no premiums earned in 2000 from retroactive contracts. Otherwise, premiums earned from catastrophe contracts increased in 2000, partially offset by a decline in other non-catastrophe excess reinsurance premiums.

        Berkshire's catastrophe reinsurance business produced first quarter net underwriting gains of $23 million in 2000 and $13 million in 1999. The increased premiums earned in 2000 from catastrophe policies were largely offset by larger catastrophe losses incurred and higher underwriting expenses, primarily related to policies that provided for refunds to policyholders based upon favorable loss experience.

        Net underwriting losses attributed to retroactive reinsurance and structured settlement contracts were $41 million in 2000 and $18 million in 1999. These losses reflect the recurring recognition of time-value-of-money concepts, the amortization of deferred charges and accretion of discounted structured settlement liabilities. The increased amortization and accretion charges in 2000 are attributed to several large retroactive contracts which were written in 1999. Amortization and accretion charges over the remainder of 2000 are expected to increase considerably over the corresponding charges in 1999 periods.

        Other reinsurance assumed business produced net underwriting gains of $50 million in 2000 compared to $12 million in 1999. The increase in underwriting gains in 2000 is due primarily to gains associated with the commutation of certain non-catastrophe contracts during the first quarter of 2000.

        INSURANCE SEGMENTS - INVESTMENT INCOME

        After-tax net investment income produced by Berkshire's insurance and reinsurance businesses for the first quarter of 2000 and 1999 is summarized in the table below. Dollars are in millions.


                                                                        2000               1999
                                                                        ----               ----
Net investment income before taxes and minority interests .......       $651               $600
 Taxes and minority interests ...................................        199                173
                                                                        ----               ----
Net investment income ...........................................       $452               $427
                                                                        ====               ====

        Pre-tax net investment income generated by Berkshire's insurance and reinsurance operations during the first quarter of 2000 exceeded investment income in 1999 by 8.5%. The increase is primarily attributed to increased levels of taxable interest income, partially offset by lower amounts of tax-exempt income.

        Berkshire's insurance and reinsurance businesses produce considerable amounts of investment income derived from shareholder capital as well as large amounts of policyholder float. "Float" represents an estimate of the net balance of funds currently available for investment, which are held by Berkshire but do not belong to the Company. As of March 31,2000, consolidated float totaled approximately $25.4 billion, up approximately $92 million from year-end 1999. The annualized cost of "float" during the first quarter of 2000 was 5.2%, down slightly from 1999's full year cost of 5.8%. Absent a mega-catastrophe, it is anticipated that the cost will decline further during the remainder of the year.

        Income taxes and minority interests as percentages of pre-tax investment income were 30.6% for the first quarter of 2000 and 28.8% for the first quarter of 1999. During 2000, the insurance group earned relatively higher amounts of taxable interest in relation to tax-favored dividends and tax-exempt interest income.

        NON-INSURANCE BUSINESS SEGMENTS

        Results of operations of Berkshire's diverse non-insurance business segments for the first quarter of 2000 and 1999 are shown in the following table. Dollar amounts are in millions.

                                                                            2000                      1999
                                                                    -------------------        -------------------
                                                                    Amount          %          Amount          %
                                                                    ------        -----        ------        -----
Revenues ...................................................        $1,545        100.0        $1,289        100.0
Costs and expenses .........................................         1,415         91.6         1,151         89.3
                                                                    ------        -----        ------        -----

Earnings before income taxes and minority interest .........           130          8.4           138         10.7
Applicable income taxes and minority interest ..............            51          3.3            54          4.2
                                                                    ------        -----        ------        -----
Net earnings ...............................................        $   79          5.1        $   84          6.5
                                                                    ======        =====        ======        =====

                                    FORM 10-Q
                             BERKSHIRE HATHAWAY INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        NON-INSURANCE BUSINESS SEGMENTS (CONTINUED)

        Revenues from these several and diverse business activities during 2000's first quarter were greater by $256 million (19.9%) than revenues during the corresponding 1999 periods. Significant increases arose in the Furniture segment and the Flight Services segment. Furniture segment revenues for the first quarter of 2000 include revenues from Jordan's Furniture (acquired in November 1999) and CORT Business Services (acquired in February 2000).

        Net earnings of these businesses in the first quarter of 2000 declined slightly from the first quarter of 1999. Increased earnings in the Flight Services and Furniture segments were more than offset by a decline in the earnings of Dairy Queen and See's. Dairy Queen's first quarter 2000 results include non-recurring pre-tax charges of approximately $27 million associated with estimated costs to be incurred in connection with the settlement of litigation (that pre-dated Berkshire's acquisition of Dairy Queen) by certain franchisees and provisions for losses in connection with the bankruptcy of a major supplier. See's earnings were lower due to the timing of Easter.

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

        Other purchase accounting adjustments pertain primarily to the amortization of the excess of market value over historical cost of General Re's fixed maturity investments that existed at the date of the merger. Such excess is included in Berkshire's cost of the investments and is being amortized over the remaining lives of the investments. The unamortized excess remaining in the cost of fixed maturity investments totaled $870 million at March 31, 2000.

        OTHER

        Other activities not identified with business segments include a number of finance businesses conducted through several subsidiaries. Pre-tax income from finance and financial products businesses was $282 million in 2000 versus $59 million in 1999. The increased income of these businesses during 2000 as compared to 1999 was primarily attributed to net realized and unrealized gains of investments classified as held for trading purposes. The net realized and unrealized gains of these securities are included as a component of Income from finance and financial products businesses in the accompanying Consolidated Statements of Earnings. Accordingly, the level of income earned in a given period is subject to considerable volatility.

        REALIZED INVESTMENT GAIN/LOSS

        Realized investment gain/loss has been a recurring element in Berkshire's net earnings for many years. Such amounts -- recorded (1) when investments are sold; (2) other than temporarily impaired; and (3) in certain situations, as provided under GAAP, when investments are marked-to-market with a corresponding gain or loss included in earnings -- may fluctuate significantly from period to period, resulting in a meaningful effect on reported net earnings. The Consolidated Statements of Earnings include after-tax realized investment gains of $453 million and $247 million for the first quarter of 2000 and 1999, respectively.

FINANCIAL CONDITION

        Berkshire's balance sheet continues to reflect significant liquidity and above average capital strength. Shareholders' equity at March 31, 2000, was $56.3 billion, or $37,013 per equivalent share of Class A Common Stock.

FORWARD-LOOKING STATEMENTS

        Investors are cautioned that certain statements contained in this document as well as some statements in periodic press releases and some oral statements of Berkshire officials during presentations about Berkshire, are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, which include words such as "expects", "anticipates", "intends", "plans", "believes", "estimates", or similar expressions. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Berkshire actions, which may be provided by management are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about Berkshire, economic and market factors and the industries in which Berkshire does business, among other things. These statements are not guaranties of future performance and Berkshire has no specific intention to update these statements.

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



                                            BERKSHIRE HATHAWAY INC.
                                            (Registrant)




Date    May 15, 2000                                /s/ Marc D. Hamburg
     --------------------------             ------------------------------------
                                                        (Signature)
                                              Marc D. Hamburg, Vice President
                                              and Principal Financial Officer