Form 10-Q
period 2000-06-30
BERKSHIRE HATHAWAY INC
filed 2000-08-14
CIK 1067983

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

 [X]    [ ]
 YES    NO

        Number of shares of common stock outstanding as of August 9, 2000:

                              Class A -- 1,344,368
                              Class B -- 5,422,048

                                   FORM 10-Q
                            BERKSHIRE HATHAWAY INC.                  Q/E 6/30/00

PART I - FINANCIAL INFORMATION                                                        PAGE NO.
                                                                                      --------
  ITEM 1. FINANCIAL STATEMENTS

   Consolidated Balance Sheets --
   June 30, 2000 and December 31, 1999                                                       2

   Consolidated Statements of Earnings --
   Second Quarter and First Half 2000 and 1999                                               3

   Condensed Consolidated Statements of Cash Flows --
   First Half 2000 and 1999                                                                  4

   Notes to Interim Consolidated Financial Statements                                   5 - 10

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                                            11 - 16

PART II - OTHER INFORMATION

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                               17

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                  17

                                   FORM 10-Q
                            BERKSHIRE HATHAWAY INC.                  Q/E 6/30/00
                          PART I FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEETS
                   (dollars in millions except share amounts)

                                                             June 30,   December 31,
                                                               2000         1999
                                                             --------     --------
ASSETS
Cash and cash equivalents ..............................     $  1,907     $  3,835
Investments:
  Securities with fixed maturities .....................       31,559       30,222
  Equity securities ....................................       35,624       37,772
  Other ................................................        3,029        1,736
Receivables ............................................       10,074        8,558
Inventories ............................................        1,117          844
Assets of finance and financial products businesses ....       26,917       24,229
Property, plant and equipment ..........................        2,182        1,903
Goodwill of acquired businesses ........................       18,285       18,281
Other assets ...........................................        4,103        4,036
                                                             --------     --------
                                                             $134,797     $131,416
                                                             ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Losses and loss adjustment expenses ....................     $ 27,131     $ 26,802
Unearned premiums ......................................        4,294        3,718
Accounts payable, accruals and other liabilities .......        8,556        7,458
Income taxes, principally deferred .....................        8,811        9,566
Borrowings under investment agreements and other debt ..        2,446        2,465
Liabilities of finance and financial products businesses       24,671       22,223
                                                             --------     --------
                                                               75,909       72,232
                                                             --------     --------
Minority shareholders' interests .......................        1,300        1,423
                                                             --------     --------
Shareholders' equity:
  Common Stock: *
   Class A Common Stock, $5 par value and Class B
   Common Stock, $0.1667 par value .....................            8            8
  Capital in excess of par value .......................       25,243       25,209
  Accumulated other comprehensive income ...............       15,569       17,223
  Retained earnings ....................................       16,768       15,321
                                                             --------     --------
   Total shareholders' equity ..........................       57,588       57,761
                                                             --------     --------
                                                             $134,797     $131,416
                                                             ========     ========

* Class B Common Stock has economic rights equal to one-thirtieth (1/30) of the economic rights of Class A Common Stock. Accordingly, on an equivalent Class A Common Stock basis, there are 1,521,347 shares outstanding at June 30, 2000 and 1,520,562 shares outstanding at December 31, 1999.

    See accompanying Notes to Interim Consolidated Financial Statements

                                   FORM 10-Q
                             BERKSHIRE HATHAWAY INC.                 Q/E 6/30/00
                       CONSOLIDATED STATEMENTS OF EARNINGS
                 (dollars in millions except per share amounts)



                                                                    Second Quarter                 First Half
                                                              -------------------------     -------------------------
                                                                 2000           1999           2000           1999
                                                              ----------     ----------     ----------     ----------
REVENUES:
  Insurance premiums earned .............................     $    3,408     $    3,027     $    6,628     $    6,097
  Sales and service revenues ............................          1,685          1,428          3,287          2,769
  Interest, dividend and other investment income ........            649            534          1,283          1,107
  Income from finance and financial products businesses .             94             76            376            135
  Realized investment gain ..............................            717            396          1,453            799
                                                              ----------     ----------     ----------     ----------
                                                                   6,553          5,461         13,027         10,907
                                                              ----------     ----------     ----------     ----------
COST AND EXPENSES:
  Insurance losses and loss adjustment expenses .........          2,975          2,356          5,652          4,797
  Insurance underwriting expenses .......................            796            823          1,667          1,592
  Cost of products and services sold ....................          1,133            997          2,221          1,931
  Selling, general and administrative expenses ..........            378            269            756            538
  Goodwill amortization .................................            123            119            245            237
  Interest expense ......................................             34             32             67             65
                                                              ----------     ----------     ----------     ----------
                                                                   5,439          4,596         10,608          9,160
                                                              ----------     ----------     ----------     ----------
EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST ......          1,114            865          2,419          1,747
  Income taxes ..........................................            395            291            859            618
  Minority interest .....................................             79              2            113             16
                                                              ----------     ----------     ----------     ----------
NET EARNINGS ............................................     $      640     $      572     $    1,447     $    1,113
                                                              ==========     ==========     ==========     ==========
  Average shares outstanding * ..........................      1,521,057      1,519,657      1,520,869      1,519,279

NET EARNINGS PER SHARE * ................................     $      421     $      376     $      951     $      733
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

See accompanying Notes to Interim Consolidated Financial Statements

                                   FORM 10-Q
                             BERKSHIRE HATHAWAY INC.                 Q/E 6/30/00
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (dollars in millions)

                                                                              First Half
                                                                          --------------------
                                                                            2000        1999
                                                                          --------    --------
Net cash flows from operating activities ..............................   $    943    $ (1,060)
                                                                          --------    --------
  Cash flows from investing activities:
   Purchases of investments ...........................................    (14,508)    (13,491)
   Proceeds on sales and maturities of investments ....................     12,337       4,851
   Loans and investments originated in finance businesses .............       (363)     (1,200)
   Principal collections on loans and investments originated in finance
     businesses .......................................................        872         498
   Acquisition of businesses ..........................................       (381)         --
   Other ..............................................................       (242)       (207)
                                                                          --------    --------
Net cash flows from investing activities ..............................     (2,285)     (9,549)
                                                                          --------    --------

  Cash flows from financing activities:

   Proceeds from borrowings of finance businesses .....................         56         503
   Proceeds from other borrowings .....................................        970         971
   Repayments of borrowings of finance businesses .....................         (2)        (53)
   Repayments of other borrowings .....................................       (860)       (907)
   Other ..............................................................        (67)         24
                                                                          --------    --------
Net cash flows from financing activities ..............................         97         538
                                                                          --------    --------

Decrease in cash and cash equivalents .................................     (1,245)    (10,071)
Cash and cash equivalents at beginning of year* .......................      4,458      14,489
                                                                          --------    --------
Cash and cash equivalents at end of first half* .......................   $  3,213    $  4,418
                                                                          ========    ========

Supplemental cash flow information:
   Cash paid during the period for:
   Income taxes .......................................................   $    641    $  1,757
   Interest of finance and financial products businesses ..............        473          71
   Other interest .....................................................         72          66
Non-cash investing activity:
  Liabilities assumed in connection with acquisition of businesses ....        162          --
  Contingent value of Exchange Notes recognized in earnings ...........         90           3
  Value of equity securities used to redeem Exchange Notes ............        224          13

* Cash and cash equivalents are comprised of the following:
  Beginning of year --
   Finance and financial products businesses ..........................   $    623    $    907
   Other ..............................................................      3,835      13,582
                                                                          --------    --------
                                                                          $  4,458    $ 14,489
                                                                          ========    ========
  End of first half --
   Finance and financial products businesses ..........................   $  1,306    $    189
   Other ..............................................................      1,907       4,229
                                                                          --------    --------
                                                                          $  3,213    $  4,418
                                                                          ========    ========

See accompanying Notes to Interim Consolidated Financial Statements

                                   FORM 10-Q
                             BERKSHIRE HATHAWAY INC.                 Q/E 6/30/00
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

   In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 was discussed in Note 1 to the Consolidated Financial Statements in Berkshire's 1999 Annual Report. In June 1999, the FASB issued SFAS No. 137, which delayed the effective date for implementing SFAS No. 133 until the beginning of 2001. In June 2000, the FASB issued SFAS No. 138, which amended certain provisions of SFAS No. 133 with the objective of easing the implementation difficulties expected to arise. Berkshire will adopt SFAS No. 133 as amended by SFAS No. 138 as of the beginning of 2001 and does not anticipate that the adoption of these new standards will have a material effect on its financial position or results of operations.



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

                                   FORM 10-Q
                             BERKSHIRE HATHAWAY INC.               Q/E 6/30/00

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3.  INVESTMENTS IN SECURITIES WITH FIXED MATURITIES

   Data with respect to investments in securities with fixed maturities (other than securities with fixed maturities held by finance and financial products businesses -- See Note 8) are shown in the tabulation below (in millions).

                                                          June 30,   December 31,
                                                            2000         1999
                                                          --------     --------
Amortized cost .......................................    $ 32,254     $ 31,429
Gross unrealized gains ...............................         100           51
Gross unrealized losses ..............................        (795)      (1,258)
                                                          --------     --------
Estimated fair value .................................    $ 31,559     $ 30,222
                                                          ========     ========

NOTE 4.  INVESTMENTS IN EQUITY SECURITIES

   Data with respect to investments in equity securities are shown in the tabulation below (in millions).

                                                          June 30,   December 31,
                                                            2000         1999
                                                          --------     --------
Total cost ...........................................    $ 10,572     $  9,674
Gross unrealized gains ...............................      25,379       28,229
Gross unrealized losses ..............................        (327)        (131)
                                                          --------     --------
Total fair value .....................................    $ 35,624     $ 37,772
                                                          ========     ========
Fair value:
American Express Company .............................    $  7,903     $  8,402
The Coca-Cola Company ................................      11,487       11,650
The Gillette Company .................................       3,354        3,954
Other equity securities ..............................      12,880       13,766
                                                          --------     --------
Total ................................................    $ 35,624     $ 37,772
                                                          ========     ========

NOTE 5.  DEFERRED INCOME TAX LIABILITIES

   The tax effects of significant items comprising Berkshire's net deferred tax liabilities as of June 30, 2000 and December 31, 1999 are as follows (in millions):

                                                          June 30,   December 31,
                                                            2000         1999
                                                          --------     --------
Deferred tax liabilities:
Relating to unrealized appreciation of investments ...    $  8,795     $  9,383
Other ................................................       1,035        1,252
                                                          --------     --------
                                                             9,830       10,635
Deferred tax assets ..................................      (1,173)      (1,042)
                                                          --------     --------
Net deferred tax liabilities .........................    $  8,657     $  9,593
                                                          ========     ========

NOTE 6.  COMMON STOCK

   The following table summarizes Berkshire's common stock activity during the first half of 2000.

                                              Class A Common Stock           Class B Common Stock
                                         (1,650,000 shares authorized)  (55,000,000 shares authorized)
                                             Issued and Outstanding         Issued and Outstanding
                                         -----------------------------  ------------------------------
Balance at December 31, 1999 ............           1,341,663                      5,366,955
Conversions of Class A Common Stock
   to Class B Common Stock and other ....                (824)                        48,278
                                                   ----------                     ----------
Balance at June 30, 2000 ................           1,340,839                      5,415,233
                                                   ==========                     ==========

                                   FORM 10-Q
                             BERKSHIRE HATHAWAY INC.               Q/E 6/30/00

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6.  COMMON STOCK (CONTINUED)

   Each share of Class A Common Stock is convertible, at the option of the holder, into thirty shares of Class B Common Stock. Class B Common Stock is not convertible into Class A Common Stock. Class B Common Stock has economic rights equal to one-thirtieth (1/30) of the economic rights of Class A Common Stock. Accordingly, on an equivalent Class A Common Stock basis, there are 1,521,347 shares outstanding at June 30, 2000 and 1,520,562 shares outstanding at December 31, 1999.

   Each Class A Common share is entitled to one vote per share. Each Class B Common share possesses the voting rights of one-two-hundredth (1/200) of the voting rights of a Class A share. Class A and Class B Common shares vote together as a single class.

NOTE 7.  COMPREHENSIVE INCOME

   Berkshire's comprehensive income for the second quarter and first half of 2000 and 1999 is shown in the table below (in millions). Other comprehensive income consists of unrealized gains and losses on investments and foreign currency translation adjustments associated with foreign-based business operations.

                                                                        Second Quarter                 First Half
                                                                    ----------------------        ----------------------
                                                                     2000           1999           2000           1999
                                                                    -------        -------        -------        -------
Net earnings .....................................................  $   640        $   572        $ 1,447        $ 1,113
                                                                    -------        -------        -------        -------
Other comprehensive income:
Increase (decrease) in unrealized appreciation of investments ....      975           (715)        (2,561)          (821)
   Applicable income taxes and minority interests ................     (289)           255            963            300
Foreign currency translation losses ..............................      (66)           (50)           (91)           (71)
   Applicable income taxes and minority interests ................       15             54             35             59
                                                                    -------        -------        -------        -------
                                                                        635           (456)        (1,654)          (533)
                                                                    -------        -------        -------        -------
Comprehensive income .............................................  $ 1,275        $   116        $  (207)       $   580
                                                                    =======        =======        =======        =======

NOTE 8.  FINANCE AND FINANCIAL PRODUCTS BUSINESSES

   Assets and liabilities of Berkshire's finance and financial products businesses are summarized below (in millions).

                                                            June 30,   December 31,
                                                              2000         1999
                                                            --------   ------------
ASSETS
Cash and cash equivalents ............................      $ 1,306      $   623
Investments in securities with fixed maturities:
   Held to maturity, at cost .........................        1,661        2,002
   Trading, at fair value ............................       11,059       11,277
   Available for sale, at fair value .................          776          999
Trading account assets ...............................        5,545        5,881
Securities purchased under agreements to resell ......        2,617        1,171
Other ................................................        3,953        2,276
                                                            -------      -------
                                                            $26,917      $24,229
                                                            =======      =======
LIABILITIES
Securities sold under agreements to repurchase .......      $13,449      $10,216
Securities sold but not yet purchased ................          785        1,174
Trading account liabilities ..........................        5,590        5,930
Notes payable and other borrowings ...................        1,849        1,998
Annuity reserves and policyholder liabilities ........          857          843
Other ................................................        2,141        2,062
                                                            -------      -------
                                                            $24,671      $22,223
                                                            =======      =======

                                   FORM 10-Q
                             BERKSHIRE HATHAWAY INC.               Q/E 6/30/00

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9. BUSINESS SEGMENT DATA

   A disaggregation of Berkshire's consolidated data for the second quarter and first half of each of the two most recent years is as follows. Amounts are in millions.

                                                                            Second Quarter                 First Half
 REVENUES                                                                2000           1999           2000           1999
                                                                       --------       --------       --------       --------
OPERATING SEGMENTS:
Insurance:
  GEICO* ...........................................................   $  1,383       $  1,168       $  2,691       $  2,269
  General Re* ......................................................      1,815          1,614          3,495          3,165
  Berkshire Hathaway Reinsurance Group* ............................        141            178            305            545
  Berkshire Hathaway Direct Insurance Group* .......................         69             67            137            118
  Interest, dividend and other investment income ...................        659            598          1,313          1,201
                                                                       --------       --------       --------       --------
Total insurance revenues ...........................................      4,067          3,625          7,941          7,298
Buffalo News .......................................................         40             39             77             76
Flight services ....................................................        539            443          1,047            874
Furniture ..........................................................        394            209            731            400
International Dairy Queen ..........................................        141            144            254            245
Jewelry ............................................................        111            106            213            192
Scott Fetzer Companies .............................................        239            256            502            509
See's Candies ......................................................         61             53            120            118
Shoe group .........................................................        106            122            232            247
                                                                       --------       --------       --------       --------
                                                                          5,698          4,997         11,117          9,959
 Reconciliation of segments to consolidated amounts:
   Other revenues ..................................................        170            142            525            260
   Realized investment gain ........................................        717            396          1,453            799
  Purchase-accounting-adjustments ..................................        (32)           (74)           (68)          (111)
                                                                       --------       --------       --------       --------
                                                                       $  6,553       $  5,461       $ 13,027       $ 10,907
                                                                       ========       ========       ========       ========

*  Represents insurance premiums earned

OPERATING PROFIT BEFORE TAXES                                              Second Quarter                  First Half
                                                                       -----------------------       -----------------------
OPERATING SEGMENTS:                                                      2000           1999           2000           1999
                                                                       --------       --------       --------       --------
Insurance:
  GEICO** ..........................................................   $    (65)      $     20       $   (151)      $     20
  General Re** .....................................................       (231)          (190)          (504)          (326)
  Berkshire Hathaway Reinsurance Group** ...........................        (68)            38            (36)            45
  Berkshire Hathaway Direct Insurance Group** ......................          2             (1)             1              1
  Interest, dividend and other investment income ...................        653            591          1,304          1,191
                                                                       --------       --------       --------       --------
Total insurance operating profit ...................................        291            458            614            931
Buffalo News .......................................................         14             14             26             26
Flight services ....................................................         56             60            114            112
Furniture ..........................................................         39             20             69             35
International Dairy Queen ..........................................         20             21              3             31
Jewelry ............................................................          8              7             13              9
Scott Fetzer Companies .............................................         26             30             61             62
See's Candies ......................................................          7              6             11             15
Shoe group .........................................................         (4)             3             (1)             9
                                                                       --------       --------       --------       --------
                                                                            457            619            910          1,230
Reconciliation of segments to consolidated amounts:

  Realized investment gain .........................................        717            396          1,453            799
  Interest expense *** .............................................        (23)           (28)           (47)           (56)
  Corporate and other ..............................................        119             91            417            152
  Goodwill amortization and other purchase-accounting-adjustments ..       (156)          (213)          (314)          (378)
                                                                       --------       --------       --------       --------
                                                                       $  1,114       $    865       $  2,419       $  1,747
                                                                       ========       ========       ========       ========

**   Represents underwriting gain (loss)

*** Excludes interest expense allocated to finance businesses and certain identifiable segments

                                   FORM 10-Q
                             BERKSHIRE HATHAWAY INC.               Q/E 6/30/00

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10. BUSINESS ACQUISITIONS SUBSEQUENT TO JUNE 30, 2000

   Subsequent to June 30, 2000, Berkshire consummated three business acquisitions - Ben Bridge Jeweler - ("Ben Bridge"), effective July 3, 2000; Justin Industries, Inc. ("Justin"), effective August 1, 2000; and U.S. Investment Corporation ("USIC"), effective August 8, 2000. Shareholders of these three entities received aggregate consideration of approximately $985 million, consisting of $775 million in cash and the remainder in Class A and Class B Common Stock.

   Ben Bridge is the leading operator of upscale jewelry stores based in major shopping malls in the Western United States. Justin includes Acme Building Brands - Acme Brick Company, a leading manufacturer of face brick; Featherlite Building Products Corporation, the leading Southwest producer of concrete masonry products; and American Tile Supply Company, a major Texas distributor of ceramic and marble floor and wall tile, and Justin Brands - Justin Boot Company(R), Nocona Boot Company(R), Tony Lama Company(R) and Chippewa Shoe Company(R). USIC is the parent of the United States Liability Insurance Group, one of the premier U.S. writers of specialty insurance products distributed exclusively through the wholesale insurance network.

NOTE 11. INFORMATION ABOUT CERTAIN SUBSIDIARIES

   The accompanying consolidated financial statements include the accounts of OBH Inc. (formerly Berkshire Hathaway Inc.), which became a wholly-owned subsidiary of Berkshire upon completion of the General Re merger. Condensed consolidated balance sheets of OBH Inc. are as follows (dollars in millions):

                                                             June 30, 2000   Dec. 31, 1999
                                                             -------------   -------------
ASSETS
Cash and cash equivalents ....................................   $ 1,341        $ 2,661
Investments in equity and fixed maturity securities ..........    46,670         48,635
Assets of finance and financial products businesses ..........    17,236         13,369
Goodwill of acquired businesses ..............................     4,105          3,926
Other assets .................................................     9,219          7,382
                                                                 -------        -------
                                                                 $78,571        $75,973
                                                                 =======        =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Losses and loss adjustment expenses ..........................   $10,737        $10,637
Unearned premiums, accounts payable and other liabilities ....     6,162          4,743
Income taxes, principally deferred ...........................     8,902          9,689
Borrowings under investment agreements and other debt ........     2,143          2,156
Liabilities of finance and financial products businesses .....    15,466         12,094
                                                                 -------        -------
                                                                  43,410         39,319
                                                                 -------        -------
Total shareholders' equity ...................................    35,161         36,654
                                                                 -------        -------
                                                                 $78,571        $75,973
                                                                 =======        =======


   Net earnings of OBH Inc. for the second quarter and first half of 2000 and 1999 are summarized below (in millions).

                                                           Second Quarter              First Half
                                                         -------------------       -------------------
                                                          2000         1999         2000         1999
                                                         ------       ------       ------       ------
Revenues ............................................... $4,338       $3,531       $8,597       $7,065
Cost and expenses ......................................  3,233        2,672        6,294        5,440
                                                         ------       ------       ------       ------
Earnings before income taxes and minority interest .....  1,105          859        2,303        1,625
Income taxes and minority interest .....................    441          288          873          546
                                                         ------       ------       ------       ------
Net earnings ........................................... $  664       $  571       $1,430       $1,079
                                                         ======       ======       ======       ======

                                   FORM 10-Q
                             BERKSHIRE HATHAWAY INC.                Q/E 6/30//00

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11. INFORMATION ABOUT CERTAIN SUBSIDIARIES (CONTINUED)

   The summarized financial data of the finance and financial products businesses (See Note 8) includes the activities conducted by the Scott Fetzer Financial Group and its subsidiaries ("SFFG"). Assets and liabilities of SFFG are summarized below (in millions).

                                                                        June 30, 2000  Dec. 31, 1999
                                                                        -------------  -------------
ASSETS
Cash and cash equivalents ..............................................     $  6         $  1
Mortgage-backed securities, installment loans and other receivables* ...      195          196
                                                                             ----         ----
                                                                             $201         $197
                                                                             ====         ====
LIABILITIES

6-3/4% Notes, due 2001 and borrowings under investment agreements ......     $137         $137
Other ..................................................................       30           27
                                                                             ----         ----
                                                                             $167         $164
                                                                             ====         ====

* Includes receivables from affiliates of $41 at June 30, 2000 and $40 at December 31, 1999.

Net earnings of SFFG for the second quarter and first half are summarized below (in millions).

                                         Second Quarter          First Half
                                        ----------------      ----------------
                                        2000       1999       2000       1999
                                        -----      -----      -----      -----
Revenues ............................   $  10      $  92      $  20      $ 107
Cost and expenses ...................       5         72         11        126
                                        -----      -----      -----      -----
Earnings(loss) before income taxes ..       5         20          9        (19)
Income taxes ........................       2          7          3         (7)
                                        -----      -----      -----      -----
Net earnings(loss) ..................   $   3      $  13      $   6      $ (12)
                                        =====      =====      =====      =====

                                   FORM 10-Q
                             BERKSHIRE HATHAWAY INC.                 Q/E 6/30/00


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   Net earnings for the second quarter and first half of 2000 and 1999 are disaggregated in the table that follows. Amounts are after deducting minority interests and income taxes. Dollar amounts are in millions.

                                                                        Second Quarter                First Half
                                                                     ---------------------       ---------------------
                                                                       2000         1999          2000          1999
                                                                     -------       -------       -------       -------
Insurance segments - underwriting .................................  $  (250)      $   (76)      $  (462)      $  (162)
Insurance segments - investment income ............................      471           426           923           853
Non-insurance business segments ...................................      100            97           179           181
Interest expense ..................................................      (17)          (18)          (31)          (36)
Goodwill amortization and other purchase-accounting-adjustments ...     (143)         (186)         (285)         (335)
Other .............................................................       84            56           275            92
                                                                     -------       -------       -------       -------
  Earnings before realized investment gain ........................      245           299           599           593
Realized investment gain ..........................................      395           273           848           520
                                                                     -------       -------       -------       -------
  Net earnings ....................................................  $   640       $   572       $ 1,447       $ 1,113
                                                                     =======       =======       =======       =======

   INSURANCE SEGMENTS -- UNDERWRITING

   A summary follows of underwriting results from Berkshire's insurance segments for the second quarter and first half of 2000 and 1999. Dollar amounts are in millions.

                                                                         Second Quarter                First Half
                                                                     ---------------------       ---------------------
                                                                      2000          1999          2000          1999
                                                                     -------       -------       -------       -------
Underwriting gain (loss) attributable to:
  GEICO ...........................................................  $   (65)      $    20       $  (151)      $    20
  General Re ......................................................     (231)         (190)         (504)         (326)
  Berkshire Hathaway Reinsurance Group ............................      (68)           38           (36)           45
  Berkshire Hathaway Direct Insurance Group .......................        2            (1)            1             1
                                                                     -------       -------       -------       -------
Pre-tax underwriting loss .........................................     (362)         (133)         (690)         (260)
Income taxes and minority interest ................................     (112)          (57)         (228)          (98)
                                                                     -------       -------       -------       -------
  Net underwriting loss ...........................................  $  (250)      $   (76)      $  (462)      $  (162)
                                                                     =======       =======       =======       =======


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

   GEICO CORPORATION

   GEICO Corporation through its affiliates ("GEICO") provides private passenger auto insurance to customers in 48 states and the District of Columbia. GEICO policies are marketed mainly through direct response methods, in which insureds apply directly to the company for insurance coverage over the telephone, through the mail or via the Internet. This is a significant element in GEICO's strategy to be a low cost insurer and provide high value to policyholders.

                                   FORM 10-Q
                            BERKSHIRE HATHAWAY INC.                  Q/E 6/30/00

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     INSURANCE SEGMENTS - UNDERWRITING (CONTINUED)

   GEICO's pre-tax underwriting results for the second quarter and first half of 2000 and 1999 are summarized in the table below. Dollar amounts are in millions.

                                           SECOND QUARTER                             FIRST HALF
                                           --------------                             ----------
                                     2000                  1999                 2000                 1999
                                     ----                  ----                 ----                 ----
                             Amount        %       Amount        %       Amount       %       Amount        %
                             -------     -----     -------     -----     -------    -----     -------     -----
Premiums earned ............ $ 1,383     100.0     $ 1,168     100.0     $ 2,691    100.0     $ 2,269      100.0
                             -------     -----     -------     -----     -------    -----     -------     -----
Losses and loss expenses ...   1,192      86.2         921      78.9       2,323     86.3       1,816       80.0
Underwriting expenses ......     256      18.5         227      19.4         519     19.3         433       19.1
                             -------     ------    -------     ------    -------    ------    -------     ------
Total losses and expenses ..   1,448     104.7       1,148      98.3       2,842    105.6       2,249       99.1
                             -------     ======    -------     ======    -------    ======    -------     ======
Underwriting gain (loss) ... $   (65)              $    20               $  (151)             $    20
                             =======               =======               =======              =======

   Premiums earned in the second quarter of 2000 were $1,383 million, up 18.4% from $1,168 million in 1999. For the first half of 2000, premiums earned were $2,691 million, up 18.6% from $2,269 million in 1999. The growth in first half premiums earned for voluntary auto was 19.4% reflecting an 18.0% increase in policies-in-force during the past year. In response to increased losses in 2000, GEICO has implemented rate increases and additional increases are expected in many states during the remainder of the year. However, it takes six to twelve months for the full effect of rate increases to be reflected in premiums earned.

   Policy growth over the last twelve months was 14.3% in the preferred-risk auto market and 33.2% in the standard and nonstandard auto lines. Voluntary auto new business sales increased 7.3% over 1999. Additional growth in policies-in-force is expected over the remainder of the year, but it is anticipated that the rate of growth will continue to decline from the growth rates experienced in recent years.

   Losses and loss adjustment expenses incurred increased 29.4% to $1,192 million in the second quarter of 2000 and 27.9% to $2,323 million in the first half of 2000. GEICO's loss ratio was 86.3% in the first half of 2000 compared to 80.0% a year ago. The increased loss ratio reflects higher frequency and severity for both auto damage and personal injury protection coverages. The increases in claim costs during 2000 were greater than anticipated and resulted in larger than expected underwriting losses. Catastrophe losses contributed slightly over one percentage point to the loss ratio in both 2000 and 1999.

   Underwriting expenses incurred during the second quarter of 2000 increased $29 million (12.8%) over 1999. In the first half of 2000, underwriting expenses increased $86 million (19.9%) over 1999. The increases reflect additional advertising and other costs related to new business growth, partially offset by reduced employee profit sharing expense. The unit cost of acquiring new business has increased significantly in 2000 reflecting higher costs and a lower closure ratio.

   GEICO and its affiliates are defendants in several class action lawsuits related to the use of collision repair parts not produced by the original auto manufacturers. Management intends to vigorously defend GEICO's position over the use of these after-market parts. However, these lawsuits are in early stages of development and the ultimate outcome cannot be reasonably determined.

   GENERAL RE

   General Re and its affiliates conduct a global reinsurance business with operations in the United States and 125 other countries around the world. General Re's principal reinsurance operations are: (1) North American property/casualty, (2) International property/casualty, and (3) Global life/health. The international property/casualty and global life/health operations are conducted primarily through Germany-based Cologne Re and its subsidiaries. At June 30, 2000, General Re had an 88% economic ownership interest in Cologne Re.

   Underwriting conditions within the reinsurance industry during 2000 remain difficult, although there are signs of improvement in certain markets. General Re's overall underwriting results during the first half of 2000 were unsatisfactory in both the property and casualty and life and health businesses and reflected the effects of inadequate rates charged in recent years on many lines of business. General Re management continues to take actions to address these matters with the objective of returning underwriting results to acceptable levels. Due to the inherent time lag between when pricing decisions are made and when the effects of such decisions are evident in the financial statements, overall underwriting results are likely to remain unsatisfactory during the remainder of 2000. However, absent a mega-catastrophe, Berkshire expects that General Re's underwriting results will be improved during the second half of 2000 as compared to the first half of 2000. The underwriting results of each General Re business segment follow. Dollar amounts are in millions.

                                   FORM 10-Q
                            BERKSHIRE HATHAWAY INC.                  Q/E 6/30/00

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     INSURANCE SEGMENTS - UNDERWRITING (CONTINUED)

North American property/casualty

                                            Second Quarter                              First Half
                                            --------------                              ----------
                                       2000                1999                  2000                 1999
                                       ----                ----                  ----                 ----
                                 Amount      %       Amount      %        Amount       %       Amount        %
                                  ----     -----      ----     -----      -------    -----     -------     -----
Premiums earned .............     $739     100.0      $635     100.0      $ 1,408    100.0     $ 1,267     100.0
                                  ----     -----      ----     -----      -------    -----     -------     -----
Losses and loss expenses .....     612      82.8       451      71.0        1,182     83.9         858      67.7
Underwriting expenses ........     197      26.7       228      35.9          383     27.2         482      38.1
                                  ----     -----      ----     -----      -------    -----     -------     -----
Total losses and expenses ....     809     109.5       679     106.9        1,565    111.1       1,340     105.8
                                  ----     =====      ----     =====      -------    =====     -------     =====
Underwriting loss ............    $(70)               $(44)               $  (157)             $   (73)
                                  ====                ====                =======              =======

   North American property/casualty operations underwrite predominantly excess reinsurance across multiple lines of business. For the second quarter and first half of 2000, premiums earned from North American reinsurance businesses exceeded amounts earned during the 1999 periods by $104 million (16.4%) and $141 million (11.1%), respectively. The most significant increases occurred in the national multi-line, excess and surplus reinsurance lines and individual risk businesses. In addition, premiums earned in 2000 reflected reductions in ceded reinsurance premiums principally related to amounts ceded to members of the Berkshire Hathaway Reinsurance Group.

   The North American property/casualty operations produced net underwriting losses of $70 million and $157 million for the second quarter and first half of 2000, respectively. These underwriting results compare unfavorably to underwriting results for the same periods of 1999. During the first half of 2000, adverse reserve development (reserve increases) of prior years' claim estimates emerged, primarily in the medical malpractice and commercial umbrella reinsurance lines. Underwriting results in 1999 periods benefited from reductions (or favorable development) of loss reserves established for previous years. In addition, underwriting results in 2000 periods were adversely affected by increased losses with respect to casualty lines.

   Partially offsetting the deterioration in the casualty business were improved property reinsurance results, which benefited from lower claims experience and the initial effects of underwriting actions in under-performing areas. Losses arising from catastrophic events and other large property losses added 5.2 points to the North American property/casualty loss and loss expense ratio for the first half of 2000, as compared to 7.6 points for the same period of 1999.

   Although underwriting results have been and continue to remain unsatisfactory, the North American property/casualty underwriting results for the second quarter improved from the first quarter of 2000. In the absence of major catastrophe losses over the remainder of 2000, underwriting results for the full year are expected to be better than 1999.

International property/casualty

                                        Second Quarter                            First Half
                                        --------------                            ----------
                                   2000                1999                 2000                 1999
                             Amount      %        Amount      %       Amount      %       Amount        %
                             -----     -----      -----     -----     ------    -----     -------     -----
Premiums earned .........    $ 617     100.0      $ 571     100.0     $1,228    100.0     $ 1,114     100.0
                             -----     -----      -----     -----     ------    -----     -------     -----
Losses and loss expenses       547      88.7        470      82.3      1,110     90.4         894      80.2
Underwriting expenses ...      195      31.6        198      34.7        409     33.3         374      33.6
                             -----     -----      -----     -----     ------    -----     -------     -----
Total losses and expenses      742     120.3        668     117.0      1,519    123.7       1,268     113.8
                             -----     =====      -----     =====     ------    =====     -------     =====
Underwriting loss .......    $(125)               $ (97)              $ (291)             $  (154)
                             =====                =====               ======              =======

   The international property/casualty operations write quota-share and excess reinsurance on risks around the world. Premiums earned for the second quarter and first half of 2000 increased over 1999 levels by 8.1% and 10.2%, respectively. Adjusting for the effect of foreign exchange, earned premiums in local currencies grew 19.0% during the second quarter and 21.4% for first half of 2000, respectively. The growth in earned premiums was primarily due to premiums due from cedants to reinstate coverage as a result of fourth quarter 1999 European winter storm losses and growth in both proportional and non-proportional casualty businesses. Premium growth also resulted from new business in South America and from DP Mann's Syndicate 435 at Lloyd's of London.

   Second quarter and first half 2000 underwriting results of the international property/casualty segment remained very poor. The increase in the loss ratio for the first half of 2000 was primarily due to continued adverse development from the December 1999 European winter storms, higher frequency of major losses, and inadequate premium rates in the international property/casualty markets. The effect of catastrophes, including development from 1999 events, and other large property losses, including the aforementioned adverse development, represented
11.1 points of the loss and loss expense ratio for the first half of 2000, compared to 2.4 points for the same period of 1999.

                                   FORM 10-Q
                            BERKSHIRE HATHAWAY INC.                  Q/E 6/30/00

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     INSURANCE SEGMENTS - UNDERWRITING (CONTINUED)

Global life/health

                                         Second Quarter                           First Half
                                         --------------                           ----------
                                   2000                 1999                2000              1999
                                   ----                 ----                ----              ----
                             Amount      %        Amount      %       Amount     %      Amount       %
                             -----     -----      -----     -----      ----    -----     -----     -----
Premiums earned ............ $ 459     100.0      $ 408     100.0      $859    100.0     $ 784     100.0
                             -----     -----      -----     -----      ----    -----     -----     -----
Losses and loss expenses ...   410      89.3        351      86.0       730     85.0       682      87.0
Underwriting expenses ......    85      18.5        106      26.0       185     21.5       201      25.6
                             -----     -----      -----     -----      ----    -----     -----     -----
Total losses and expenses ..   495     107.8        457     112.0       915    106.5       883     112.6
                             -----     =====      -----     =====      ----    =====     -----     =====
Underwriting loss .......... $ (36)               $ (49)               $(56)             $ (99)
                             =====                =====                ====              =====

   Global life/health net earned premiums grew 12.5% for the second quarter and 9.6% in the first half of 2000. The year-to-date growth was primarily attributable to increased growth in U.S. life and individual health business, and expansion of Asian life and Western European business.

   The global life/health operations produced unsatisfactory underwriting results for the first six months of 2000 and 1999. Second quarter and first half 2000 results were adversely affected by weak results in the international life segments and losses in the U.S. group health segment.

   BERKSHIRE HATHAWAY REINSURANCE GROUP

   Premiums earned by the Berkshire Hathaway Reinsurance Group ("BHRG") include amounts earned from retroactive reinsurance contracts. Such contracts, generally, indemnify ceding companies for losses in excess of specified amounts retained by the ceding company with respect to past loss events. Losses assumed are subject to aggregate limits that are often sizable in amount. Premiums earned from retroactive contracts for the first half aggregated $25 million in 2000 and $280 million in 1999. In each year, nearly all of such premiums were earned in the first quarter. In July 2000, the BHRG entered into a new retroactive reinsurance agreement that generated additional premiums of $337 million.

   Premiums earned from other reinsurance activities during the second quarter were $115 million in 2000 and $182 million in 1999. For the first half, other reinsurance premiums earned totaled $280 million in 2000 and $265 million in 1999. For the first half, an increase in premiums earned from catastrophe policies was offset by a decline in other reinsurance premiums, which included lower amounts assumed from contracts with General Re's North American property and casualty reinsurance businesses.

   Underwriting results of the BHRG include amortization of deferred charges on retroactive reinsurance contracts and accretion of discounted structured settlement liabilities. These recurring charges recognize time-value-of-money concepts that are inherent in the pricing of such contracts. It is normally anticipated that claims ultimately paid will exceed premiums received at inception. Deferred charges and discounts related to structured settlement liabilities are established at inception and subsequently charged to losses incurred over the expected claims settlement periods. Underwriting losses from structured settlement and retroactive reinsurance contracts totaled $38 million in the second quarter of 2000 and $27 million in 1999. Underwriting losses from these contracts for the first half were $79 million in 2000 and $46 million in 1999. It is expected that underwriting losses from this business over the remainder of 2000 will exceed underwriting losses in 1999 periods by a considerable margin. Nevertheless, this business is accepted because of the large amounts of policyholder float generated for investment.

   Other reinsurance activities produced a second quarter underwriting loss of $30 million in 2000 compared to an underwriting gain of $65 million in 1999. For the first half, underwriting gains from other reinsurance were $ 43 million in 2000 compared to $91 million in 1999. The catastrophe reinsurance business produced lower net underwriting gains due primarily to increased amounts of catastrophe losses. Underwriting gains from this business were $24 million in the second quarter and $47 million in the first half of 2000 as compared to $49 million and $63 million in the comparable 1999 periods. Other non-catastrophe reinsurance activities produced underwriting losses of $54 million for the second quarter and $4 million for the first half of 2000 compared to underwriting gains of $16 million and $28 million during the comparable 1999 periods due to lower premiums and increased losses related to contracts assumed from General Re's North American property and casualty operation. Most of the losses associated with the other non-catastrophe reinsurance activities derived from contracts that generated significant amounts of very long-term float.

                                   FORM 10-Q
                            BERKSHIRE HATHAWAY INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     INSURANCE SEGMENTS - INVESTMENT INCOME

   After-tax net investment income produced by Berkshire's insurance and reinsurance businesses for the second quarter and first half of 2000 and 1999 is summarized in the table below. Dollars are in millions.

                                                            Second Quarter      First Half
                                                            --------------      ----------
                                                             2000    1999     2000      1999
                                                             ----    ----    ------    ------
Net investment income before taxes and minority interests .. $653    $591    $1,304    $1,191
Taxes and minority interests ...............................  182     165       381       338
                                                             ----    ----    ------    ------
Net investment income ...................................... $471    $426    $  923    $  853
                                                             ====    ====    ======    ======

   Pre-tax net investment income earned by Berkshire's insurance and reinsurance businesses during the second quarter and first half of 2000 exceeded amounts earned during the corresponding 1999 periods by $62 million (10.5%) and $113 million (9.5%).

   Berkshire's insurance and reinsurance businesses maintain considerable levels of invested assets, approximately $70 billion as of June 30, 2000. Invested assets derive from shareholder capital, including reinvested earnings from the business, as well as policyholder "float". Float represents an estimate of the net balance of funds held by the insurance group, that does not belong to shareholders. Float includes unpaid losses and loss adjustment expenses, unearned premiums and reinsurance balances held less premiums receivable, deferred acquisition costs, deferred charges related to retroactive reinsurance, reinsurance receivables and related prepaid income taxes. The aggregate amount of float at June 30, 2000 was approximately $25.8 billion, an increase of about $0.5 billion since year-end 1999. A much greater increase in float is expected during the second half of 2000. The annualized cost of float for the first half of 2000 was approximately 5.4%, down slightly from 1999's full year cost of 5.8%. Absent a mega-catastrophe, the cost of float should fall moderately during the second half.

     NON-INSURANCE BUSINESS SEGMENTS

   Results of operations of Berkshire's diverse non-insurance business segments for the second quarter and first half of 2000 and 1999 are shown in the following table. Dollar amounts are in millions.

                                                      Second Quarter                         First Half
                                                      --------------                         ----------
                                                 2000               1999               2000               1999
                                                 ----               ----               ----               ----
                                           Amount      %      Amount      %      Amount      %      Amount      %
                                           ------    -----    ------    -----    ------    -----    ------    -----
Revenues ................................. $1,631    100.0    $1,372    100.0    $3,176    100.0    $2,661    100.0
Costs and expenses .......................  1,465     89.8     1,211     88.3     2,880     90.7     2,362     88.8
                                           ------    -----    ------    -----    ------    -----    ------    -----
Earnings before taxes/minority interest ..    166     10.2       161     11.7       296      9.3       299     11.2
Income taxes and minority interest .......     66      4.1        64      4.7       117      3.7       118      4.4
                                           ------    -----    ------    -----    ------    -----    ------    -----
Net earnings ............................. $  100      6.1    $   97      7.0    $  179      5.6    $  181      6.8
                                           ======    =====    ======    =====    ======    =====    ======    =====

   Revenues from these several and diverse business activities during 2000's second quarter and first half were greater by $259 million (18.9%) and $515 million (19.4%), respectively than revenues during the corresponding 1999 periods. The Furniture segment accounts for a significant portion of the increase. This segment's revenues increased $185 million in the second quarter and $331 million in the first half. The inclusion of Jordan's Furniture, Inc. ("Jordan's"), acquired November 13, 1999, and CORT Business Services ("CORT"), acquired February 18, 2000, in this segment during the 2000 periods account for much of the increased Furniture segment's revenues. Jordan's is the largest furniture retailer in Massachusetts and New Hampshire. CORT is the nation's leading provider of rental furniture, accessories and related services in the "rent to rent" segment of the furniture industry. Revenues also increased significantly in the Flight services segment during both the second quarter and first half of 2000 as compared to the 1999 periods.

   Net earnings of these businesses were relatively unchanged both in the second quarter and first half as compared to the 1999 periods. During the second quarter, increased earnings of the Furniture segment were largely offset by reductions in the Shoe, Scott Fetzer and Flight services segments. For the first half, increased earnings of the Furniture segment were largely offset by a decline in the earnings of Dairy Queen. Dairy Queen's first half 2000 results include non-recurring pre-tax charges of approximately $27 million associated with the estimated amount to be incurred in connection with the settlement of litigation (that pre-dated Berkshire's acquisition of Dairy Queen) by certain franchisees and provisions for losses in connection with the bankruptcy of a major distributor.

                                   FORM 10-Q
                             BERKSHIRE HATHAWAY INC.               Q/E 6/30/00

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

   Other purchase-accounting-adjustments pertain primarily to the amortization of the excess of market value over historical cost of General Re's fixed maturity investments that existed at the date of the merger. Such excess is included in Berkshire's cost of the investments and is being amortized over the remaining lives of the investments. The unamortized excess remaining in the cost of fixed maturity investments totaled $824 million at June 30, 2000, compared to $1,032 million at June 30, 1999.

   OTHER

   Other activities not identified with business segments include a number of finance businesses conducted through several subsidiaries. Pre-tax income in the first half from finance and financial products businesses was $376 million in 2000 versus $135 million in 1999. The increased income of these businesses during 2000 as compared to 1999 was primarily attributed to net realized and unrealized gains of investments classified as held for trading purposes. The net realized and unrealized gains of these securities are included as a component of Income from finance and financial products businesses in the accompanying Consolidated Statements of Earnings. Accordingly, the level of income earned in a given period is subject to considerable volatility.

   REALIZED INVESTMENT GAIN/LOSS

   Realized investment gain/loss has been a recurring element in Berkshire's net earnings for many years. Such amounts -- recorded (1) when investments are sold;
(2) other than temporarily impaired; and (3) in certain situations, as provided under GAAP, when investments are marked-to-market with a corresponding gain or loss included in earnings -- may fluctuate significantly from period to period, resulting in a meaningful effect on reported net earnings. The Consolidated Statements of Earnings include after-tax realized investment gains of $848 million and $520 million for the first half of 2000 and 1999, respectively.

FINANCIAL CONDITION

   Berkshire's balance sheet continues to reflect significant liquidity and above average capital strength. Shareholders' equity at June 30, 2000, was $57.6 billion, or $37,853 per equivalent share of Class A Common Stock.

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

                                   FORM 10-Q
                             BERKSHIRE HATHAWAY INC.                 Q/E 6/30/00
                            PART II OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   At the annual meeting of shareholders of Berkshire Hathaway Inc. ("Berkshire"), held April 29, 2000, Berkshire's shareholders reelected Berkshire's Directors in an uncontested election. Proxies for the meeting had previously been solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934.

   Following are the votes cast in favor and against each director. There were no votes withheld, abstentions or broker non-votes.

             Directors                        For                 Against
             ---------                     ---------              -------
          Warren E. Buffett                1,143,174              1,141
          Howard G. Buffett                1,142,933              1,382
          Susan T. Buffett                 1,143,143              1,172
          Malcolm G. Chace                 1,143,134              1,181
          Charles T. Munger                1,143,145              1,170
          Ronald L. Olson                  1,143,152              1,163
          Walter Scott, Jr.                1,143,178              1,139


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a. Exhibits

      Exhibit 27 -- Financial Data Schedule

   b. Reports on Form 8-K

      Form 8-K filed June 20, 2000 - Item 5 Other Events - Report described Agreement and Plan of Merger dated June 19, 2000 between Registrant and Justin Industries, Inc.

      Form 8-K/A filed June 27, 2000 - Item 5 Other Events - Amendment to Form 8-K filed June 20, 2000 to correct typographical errors in Exhibit 10.1



                                    SIGNATURE

   Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         BERKSHIRE HATHAWAY INC.
                                                    (Registrant)

Date    August 11, 2000                   /s/ Marc D. Hamburg
     ---------------------               -------------------------------
                                                    (Signature)
                                         Marc D. Hamburg, Vice President
                                         and Principal Financial Officer