Form 10-Q
period 2000-09-30
BERKSHIRE HATHAWAY INC
filed 2000-11-13
CIK 1067983

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR




[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to  __________________

Commission file number 001-14905


                             BERKSHIRE HATHAWAY INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                  47-0813844
(State or other jurisdiction of          (I.R.S. Employer Identification number)
 incorporation or organization)


                    1440 Kiewit Plaza, Omaha, Nebraska 68131
                     (Address of principal executive office)
                                   (Zip Code)

                                 (402) 346-1400
              (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

  X
 ---    --
 YES    NO

     Number of shares of common stock outstanding as of November 7, 2000:

                              Class A -- 1,344,060
                              Class B -- 5,449,785

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.

                                                                       PAGE NO.
                                                                       ---------
PART I - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

   Consolidated Balance Sheets --
   September 30, 2000 and December 31, 1999                                   2

   Consolidated Statements of Earnings --
   Third Quarter and First Nine Months 2000 and 1999                          3

   Condensed Consolidated Statements of Cash Flows --
   First Nine Months 2000 and 1999                                            4

   Notes to Interim Consolidated Financial Statements                    5 - 10

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                           11 - 17

PART II - OTHER INFORMATION

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                   17


                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.

                          PART I FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                   (dollars in millions except share amounts)


                                                           September 30,   December 31,
                                                                2000          1999
                                                           -------------   ------------
ASSETS
Cash and cash equivalents                                     $  2,770      $  3,835
Investments:
  Securities with fixed maturities                              32,293        30,222
  Equity securities                                             36,588        37,772
  Other                                                          1,737         1,736
Receivables                                                      9,238         8,558
Inventories                                                      1,444           844
Investments in MidAmerican Energy Holdings Company               1,685            --
Assets of finance and financial products businesses             19,051        24,229
Property, plant and equipment                                    2,406         1,903
Goodwill of acquired businesses                                 18,526        18,281
Other assets                                                     4,744         4,036
                                                              --------      --------
                                                              $130,482      $131,416
                                                              ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Losses and loss adjustment expenses                           $ 29,484      $ 26,802
Unearned premiums                                                4,273         3,718
Accounts payable, accruals and other liabilities                 7,443         7,458
Income taxes, principally deferred                               9,201         9,566
Borrowings under investment agreements and other debt            2,634         2,465
Liabilities of finance and financial products businesses        16,735        22,223
                                                              --------      --------
                                                                69,770        72,232
                                                              --------      --------
Minority shareholders' interests                                 1,321         1,423
                                                              --------      --------
Shareholders' equity:
  Common Stock: *
   Class A Common Stock, $5 par value and Class B
   Common Stock, $0.1667 par value                                   8             8
  Capital in excess of par value                                25,483        25,209
  Accumulated other comprehensive income                        16,335        17,223
  Retained earnings                                             17,565        15,321
                                                              --------      --------
   Total shareholders' equity                                   59,391        57,761
                                                              --------      --------
                                                              $130,482      $131,416
                                                              ========      ========


* Class B Common Stock has economic rights equal to one-thirtieth (1/30) of the economic rights of Class A Common Stock. Accordingly, on an equivalent Class A Common Stock basis, there are 1,525,418 shares outstanding at September 30, 2000 and 1,520,562 shares outstanding at December 31, 1999.



     See accompanying Notes to Interim Consolidated Financial Statements.

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                 (dollars in millions except per share amounts)


                                                                  Third Quarter                   First Nine Months
                                                            ---------------------------      --------------------------
                                                                2000            1999            2000            1999
                                                                ----            ----            ----            ----
REVENUES:
  Insurance premiums earned                                  $    4,872      $    4,603      $   11,500      $   10,700
  Sales and service revenues                                      1,848           1,397           5,135           4,166
  Interest, dividend and other investment income                    648             614           1,904           1,721
  Income from investments in MidAmerican Energy                      40              --              67              --
  Income from finance and financial products businesses             110              12             486             147
  Realized investment gain                                          908             425           2,361           1,224
                                                             ----------      ----------      ----------      ----------
                                                                  8,426           7,051          21,453          17,958
                                                             ----------      ----------      ----------      ----------
COST AND EXPENSES:
  Insurance losses and loss adjustment expenses                   4,378           4,182          10,030           8,979
  Insurance underwriting expenses                                   841             793           2,508           2,385
  Cost of products and services sold                              1,256             986           3,477           2,917
  Selling, general and administrative expenses                      413             267           1,169             805
  Goodwill amortization                                             124             119             369             356
  Interest expense                                                   38              35             105             100
                                                             ----------      ----------      ----------      ----------
                                                                  7,050           6,382          17,658          15,542
                                                             ----------      ----------      ----------      ----------
EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST                1,376             669           3,795           2,416
  Income taxes                                                      479             237           1,338             855
  Minority interest                                                 100              12             213              28
                                                             ----------      ----------      ----------      ----------
NET EARNINGS                                                 $      797      $      420      $    2,244      $    1,533
                                                             ==========      ==========      ==========      ==========
  Average shares outstanding *                                1,524,170       1,519,954       1,521,977       1,519,506
NET EARNINGS PER SHARE *                                     $      523      $      276      $    1,474      $    1,009
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













     See accompanying Notes to Interim Consolidated Financial Statements.

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (dollars in millions)


                                                                               First Nine Months
                                                                             ----------------------
                                                                               2000           1999
                                                                             --------       --------
Net cash flows from operating activities                                     $  1,883       $  1,328
                                                                             --------       --------
  Cash flows from investing activities:
   Purchases of investments                                                   (20,096)       (18,218)
   Proceeds on sales and maturities of investments                             18,434          8,741
   Loans and investments originated in finance businesses                        (429)        (1,433)
   Principal collections on loans and investments originated in finance
     businesses                                                                   984            746
   Acquisitions of businesses                                                  (1,123)            --
   Other                                                                         (310)          (437)
                                                                             --------       --------
Net cash flows from investing activities                                       (2,540)       (10,601)
                                                                             --------       --------
  Cash flows from financing activities:
   Proceeds from borrowings of finance businesses                                  57            627
   Proceeds from other borrowings                                               2,405          1,454
   Repayments of borrowings of finance businesses                                (229)          (330)
   Repayments of other borrowings                                              (2,251)        (1,362)
   Other                                                                         (110)           (41)
                                                                             --------       --------
Net cash flows from financing activities                                         (128)           348
                                                                             --------       --------
Decrease in cash and cash equivalents                                            (785)        (8,925)
Cash and cash equivalents at beginning of year*                                 4,458         14,489
                                                                             --------       --------
Cash and cash equivalents at end of first nine months*                       $  3,673       $  5,564
                                                                             ========       ========

Supplemental cash flow information:
  Cash paid during the period for:
   Income taxes                                                              $  1,037       $  2,175
   Interest of finance and financial products businesses                          655            350
   Other interest                                                                 124            112

Non-cash investing activity:
  Liabilities assumed in connection with acquisitions of businesses               713             --
  Common Stock issued in connection with acquisitions of businesses               223             --
  Contingent value of Exchange Notes recognized in earnings                       108             30
  Value of equity securities used to redeem Exchange Notes                        259            133

* Cash and cash equivalents are comprised of the following:
  Beginning of year --
   Finance and financial products businesses                                 $    623       $    907
   Other                                                                        3,835         13,582
                                                                             --------       --------
                                                                             $  4,458       $ 14,489
                                                                             ========       ========
  End of first nine months --
   Finance and financial products businesses                                 $    903       $    849
   Other                                                                        2,770          4,715
                                                                             --------       --------
                                                                             $  3,673       $  5,564
                                                                             ========       ========

     See accompanying Notes to Interim Consolidated Financial Statements.

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

     Financial information in this Report reflects any adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to a fair statement of results for the interim periods in accordance with generally accepted accounting principles ("GAAP").

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

     In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 was discussed in Note 1 to the Consolidated Financial Statements in Berkshire's 1999 Annual Report. In June 1999, the FASB issued SFAS No. 137, which delayed the effective date for implementing SFAS No. 133 until the beginning of 2001. In June 2000, the FASB issued SFAS No. 138, which amended certain provisions of SFAS No. 133 with the objective of easing the implementation difficulties expected to arise. Berkshire will adopt SFAS No. 133 as amended by SFAS No. 138 as of the beginning of 2001 and does not anticipate that the adoption of these new standards will have a material effect on its financial position or results of operations.



NOTE 2. INVESTMENT IN MIDAMERICAN ENERGY HOLDINGS COMPANY

     On October 24, 1999, Berkshire entered into an agreement along with Walter Scott, Jr. and David L. Sokol, to acquire MidAmerican Energy Holdings Company ("MidAmerican"). Upon obtaining MidAmerican shareholder approval and required regulatory approvals, the transaction closed on March 14, 2000. Pursuant to the terms of the agreement, Berkshire invested approximately $1.24 billion in common stock and a non-dividend paying convertible preferred stock of a newly formed entity that merged with and into MidAmerican, with MidAmerican continuing as the surviving corporation. Such investment gives Berkshire about a 9.7% voting interest and a 76% economic interest in MidAmerican on a fully-diluted basis. Berkshire subsidiaries also acquired approximately $455 million of an 11% non-transferable trust preferred security. Under certain conditions, for a period of up to seven years subsequent to the closing, Berkshire may be required to purchase up to $345 million of additional trust preferred securities. Mr. Scott, a member of Berkshire's Board of Directors, controls approximately 86% of the voting interest in MidAmerican. Mr. Sokol is the CEO of MidAmerican.

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

     Berkshire's aggregate investments in MidAmerican are included in the Consolidated Balance Sheet as Investments in MidAmerican Energy Holdings Company. Berkshire is accounting for the common and non-dividend paying convertible preferred stock pursuant to the equity method. The carrying value of these equity method investments totaled $1,230 million at September 30, 2000.

     The Consolidated Statements of Earnings reflect, as income from investments in MidAmerican Energy, Berkshire's proportionate share of MidAmerican's net income with respect to the investments accounted for pursuant to the equity method as well as interest earned on the 11% trust preferred security. Income derived from equity method investments totaled $40 million for the period from March 14, 2000 through September 30, 2000.

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3. INVESTMENTS IN SECURITIES WITH FIXED MATURITIES

     Data with respect to investments in securities with fixed maturities (other than securities with fixed maturities held by finance and financial products businesses -- See Note 8) are shown in the tabulation below (in millions):

                                                September 30,         December 31,
                                                    2000                 1999
                                                -------------         -----------
Amortized cost                                    $ 32,748             $ 31,429
Gross unrealized gains                                 180                   51
Gross unrealized losses                               (635)              (1,258)
                                                  --------             --------
Estimated fair value                              $ 32,293             $ 30,222
                                                  ========             ========

NOTE 4. INVESTMENTS IN EQUITY SECURITIES

     Data with respect to investments in equity securities are shown in the tabulation below (in millions):

                                                 September 30,       December 31,
                                                     2000               1999
                                                 -------------       ------------
Total cost                                         $ 10,620            $  9,674
Gross unrealized gains                               26,210              28,229
Gross unrealized losses                                (242)               (131)
                                                   --------            --------
Total fair value                                   $ 36,588            $ 37,772
                                                   ========            ========
Fair value:
American Express Company                           $  9,210            $  8,402
The Coca-Cola Company                                11,026              11,650
The Gillette Company                                  2,964               3,954
Other equity securities                              13,388              13,766
                                                   --------            --------
Total                                              $ 36,588            $ 37,772
                                                   ========            ========

NOTE 5. DEFERRED INCOME TAX LIABILITIES

     The tax effects of significant items comprising Berkshire's net deferred tax liabilities as of September 30, 2000 and December 31, 1999 are as follows (in millions):

                                                      September 30,   December 31,
                                                           2000          1999
                                                      -------------   ------------
Deferred tax liabilities:
Relating to unrealized appreciation of investments      $  8,905       $  9,383
Other                                                      1,327          1,252
                                                        --------       --------
                                                          10,232         10,635
Deferred tax assets                                       (1,200)        (1,042)
                                                        --------       --------
Net deferred tax liabilities                            $  9,032       $  9,593
                                                        ========       ========

NOTE 6. COMMON STOCK

     The following table summarizes Berkshire's common stock activity during the first nine months of 2000.

                                                Class A Common Stock      Class B Common Stock
                                                 (1,650,000 shares        (55,000,000 shares
                                                    authorized)               authorized)
                                               Issued and Outstanding    Issued and Outstanding
                                               ----------------------    ----------------------
Balance at December 31, 1999                          1,341,663                  5,366,955
Issued for acquisitions of businesses                     3,572                      1,626
Conversions of Class A Common Stock
   to Class B Common Stock and other                     (1,131)                    70,846
                                                      ---------                  ---------
Balance at September 30, 2000                         1,344,104                  5,439,427
                                                      =========                  =========

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6. COMMON STOCK (CONTINUED)

     Each share of Class A Common Stock is convertible, at the option of the holder, into thirty shares of Class B Common Stock. Class B Common Stock is not convertible into Class A Common STOCK. Class B Common Stock has economic rights equal to one-thirtieth (1/30) of the economic rights of Class A Common Stock. Accordingly, on an equivalent Class A Common Stock basis, there are 1,525,418 shares outstanding at September 30, 2000 and 1,520,562 shares outstanding at December 31, 1999.

     Each Class A Common share is entitled to one vote per share. Each Class B Common share possesses the voting rights of one-two-hundredth (1/200) of the voting rights of a Class A share. Class A and Class B Common shares vote together as a single class.

NOTE 7. COMPREHENSIVE INCOME

     Berkshire's comprehensive income for the third quarter and first nine months of 2000 and 1999 is shown in the table below (in millions). Other comprehensive income consists of unrealized gains and losses on investments and foreign currency translation adjustments associated with foreign-based business operations.

                                                           Third Quarter             First Nine Months
                                                         2000          1999         2000          1999
                                                       -------       -------       -------       -------
Net earnings                                           $   797       $   420       $ 2,244       $ 1,533
Other comprehensive income:
Increase (decrease) in unrealized appreciation of
  investments                                            1,132        (4,991)       (1,429)       (5,812)
   Applicable income taxes and minority interests         (317)        1,813           646         2,113
Foreign currency translation gains (losses)                (50)           23          (141)          (48)
   Applicable income taxes and minority interests            1           (11)           36            48
                                                       -------       -------       -------       -------
                                                           766        (3,166)         (888)       (3,699)
                                                       -------       -------       -------       -------
Comprehensive income (loss)                            $ 1,563       $(2,746)      $ 1,356       $(2,166)
                                                       =======       =======       =======       =======

NOTE 8. FINANCE AND FINANCIAL PRODUCTS BUSINESSES

     Assets and liabilities of Berkshire's finance and financial products businesses are summarized below (in millions):

                                                        September 30,   December 31,
                                                            2000           1999
                                                        -------------   ------------
ASSETS
Cash and cash equivalents                                  $   903       $   623
Investments in securities with fixed maturities:
   Held to maturity, at cost                                 1,664         2,002
   Trading, at fair value                                    6,048        11,277
   Available for sale, at fair value                           735           999
Trading account assets                                       5,444         5,881
Securities purchased under agreements to resell              1,955         1,171
Other                                                        2,302         2,276
                                                           -------       -------
                                                           $19,051       $24,229
                                                           =======       =======
LIABILITIES
Securities sold under agreements to repurchase             $ 6,501       $10,216
Securities sold but not yet purchased                          593         1,174
Trading account liabilities                                  5,822         5,930
Notes payable and other borrowings                           1,554         1,998
Annuity reserves and policyholder liabilities                  861           843
Other                                                        1,404         2,062
                                                           -------       -------
                                                           $16,735       $22,223
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

                                                                Third Quarter              First Nine Months
                                                          -----------------------       -----------------------
REVENUES                                                     2000           1999           2000          1999
--------                                                  ---------     ---------       ---------     ---------
OPERATING SEGMENTS:
Insurance:
  GEICO *                                                 $  1,446       $  1,222       $  4,137       $  3,491
  General Re *                                               2,044          1,889          5,539          5,054
  Berkshire Hathaway Reinsurance Group *                     1,291          1,421          1,596          1,966
  Berkshire Hathaway Direct Insurance Group *                   91             71            228            189
  Interest, dividend and other investment income               677            664          1,990          1,865
                                                          --------       --------       --------       --------
Total insurance revenues                                     5,549          5,267         13,490         12,565
Flight services                                                593            456          1,640          1,330
Furniture                                                      415            220          1,146            620
Scott Fetzer Companies                                         231            254            733            763
Other businesses                                               719            479          2,102          1,600
                                                          --------       --------       --------       --------
                                                             7,507          6,676         19,111         16,878
 Reconciliation of segments to consolidated amounts:
   Other revenues                                               41              7             79             24
   Realized investment gain                                    908            425          2,361          1,224
   Purchase-accounting-adjustments                             (30)           (57)           (98)          (168)
                                                          --------       --------       --------       --------
                                                          $  8,426       $  7,051       $ 21,453       $ 17,958
                                                          ========       ========       ========       ========
*  Represents insurance premiums earned

OPERATING PROFIT BEFORE TAXES                                  Third Quarter               First Nine Months
-----------------------------                             -----------------------       -----------------------
OPERATING SEGMENTS:                                         2000           1999            2000           1999
-------------------                                       ---------    ----------       ---------    ----------
Insurance:
  GEICO **                                                $    (43)      $     32       $   (194)      $     52
  General Re **                                               (328)          (277)          (832)          (603)
  Berkshire Hathaway Reinsurance Group **                       21           (132)           (15)           (87)
  Berkshire Hathaway Direct Insurance Group **                   3              2              4              3
  Interest, dividend and other investment income               673            661          1,977          1,852
                                                          --------       --------       --------       --------
Total insurance operating profit                               326            286            940          1,217
Flight services                                                 53             51            167            163
Furniture                                                       43             20            112             55
Scott Fetzer Companies                                          26             34             87             96
Other businesses                                               158             50            595            278
                                                          --------       --------       --------       --------
                                                               606            441          1,901          1,809
Reconciliation of segments to consolidated amounts:
  Realized investment gain                                     908            425          2,361          1,224
  Interest expense ***                                         (22)           (27)           (69)           (83)
  Corporate and other                                           38              4             70             18
  Goodwill amortization and other
  purchase-accounting-adjustments                             (154)          (174)          (468)          (552)
                                                          --------       --------       --------       --------
                                                           $ 1,376       $    669       $  3,795       $  2,416
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

**   Represents underwriting gain (loss)
*** Excludes interest expense allocated to finance businesses and certain identifiable segments

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10. BUSINESS ACQUISITIONS

     During the third quarter of 2000, Berkshire consummated three business acquisitions - Ben Bridge Jeweler ("Ben Bridge"), effective July 3, 2000; Justin Industries, Inc. ("Justin"), effective August 1, 2000; and U.S. Investment Corporation ("USIC"), effective August 8, 2000. Shareholders of these three entities received aggregate consideration of approximately $1 billion, consisting of $775 million in cash and the remainder in Class A and Class B Common Stock.

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

     On October 20, 2000, Berkshire announced that it had formally entered into a merger agreement whereby it will acquire approximately 87.3% of Shaw Industries, Inc. common shares for $19 per share, or approximately $2 billion in the aggregate. The closing of the transaction is subject to approval by the shareholders of Shaw Industries and satisfaction of certain regulatory conditions. An investment group consisting, among others, of Robert E. Shaw, Chairman and CEO of Shaw Industries, Julian D. Saul, President of Shaw Industries, certain of Mr. Shaw's family members and related family interests of Messrs. Shaw and Saul, and certain other directors and members of management will acquire the remaining 12.7% of Shaw Industries by contributing common shares of Shaw Industries representing approximately 12.7% of Shaw's current outstanding common stock. Berkshire currently anticipates that the merger transaction will be completed early in January 2001.

     Shaw is the world's largest manufacturer of tufted broadloom carpet. Headquartered in Dalton, Georgia, Shaw sells carpeting and rugs for residential and commercial applications throughout the United States and exports to most markets worldwide. Shaw markets its residential products under such brand names and trademarks as Cabin Crafts, Couture by Sutton, Cumberland, Expressive Designs, Home Foundations, Philadelphia, Queen, ShawMark, Sutton, TrustMark, Evans & Black, Salem, Tuftex, and Shaw Rugs. Shaw markets its commercial products under the names Shaw Contract, Designweave, Patcraft, and Queen Commercial. Through its network of commercial dealers known as Shaw Contract Flooring Services, Shaw also sells commercial flooring products directly and provides installation and project management services. Shaw also offers laminate flooring through the Decades brand and ceramic tile through Shaw Ceramics.

      On November 8, 2000, Berkshire entered into an agreement and plan of merger with Benjamin Moore & Co. ("Moore") whereby it will acquire 100% of the outstanding common shares of Moore for $37.82 per share, or approximately $1 billion in the aggregate. The shares will be acquired via a cash tender offer for all of Moore's outstanding stock and is scheduled to commence no later than November 17, 2000. Upon successful completion of the tender offer, the agreement and plan of merger calls for a merger pursuant to which any remaining shareholders will receive cash in the same amount as paid in the tender offer. The tender offer is subject to certain conditions, including the tender of not less than 2/3 of Moore's outstanding common stock on a fully diluted basis, and the obtaining of all necessary government approvals. Moore is a formulator, manufacturer and retailer of a broad range of architectural and industrial coatings, available principally in the United States and Canada.

NOTE 11. INFORMATION ABOUT CERTAIN SUBSIDIARIES

     The accompanying consolidated financial statements include the accounts of OBH Inc. (formerly Berkshire Hathaway Inc.), which became a wholly-owned subsidiary of Berkshire upon completion of the General Re merger. Condensed consolidated balance sheets of OBH Inc. are as follows (dollars in millions):

                                                         Sept. 30,     Dec. 31,
                                                           2000         1999
                                                         ---------    ---------
ASSETS
Cash and cash equivalents                                $ 2,265      $ 2,661
Investments in equity and fixed maturity securities       48,061       48,635
Assets of finance and financial products businesses        9,505       13,369
Goodwill of acquired businesses                            4,053        3,926
Other assets                                               9,450        7,382
                                                         -------      -------
                                                         $73,334      $75,973
                                                         =======      =======

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11. INFORMATION ABOUT CERTAIN SUBSIDIARIES (CONTINUED)

                                                              Sept. 30,     Dec. 31,
                                                                2000          1999
                                                              ---------     --------
LIABILITIES AND SHAREHOLDER'S EQUITY
Losses and loss adjustment expenses                            $12,887      $10,637
Unearned premiums, accounts payable and other liabilities        5,086        4,743
Income taxes, principally deferred                               9,308        9,689
Borrowings under investment agreements and other debt            2,188        2,156
Liabilities of finance and financial products businesses         7,656       12,094
                                                               -------      -------
                                                                37,125       39,319
                                                               -------      -------
Total shareholder's equity                                      36,209       36,654
                                                               -------      -------
                                                               $73,334      $75,973
                                                               =======      =======



     Net earnings of OBH Inc. for the third quarter and first nine months of 2000 and 1999 are summarized below (in millions):

                                                                                      First Nine
                                                            Third Quarter               Months
                                                        --------------------      --------------------
                                                          2000         1999         2000        1999
                                                          ----         ----         ----        ----
Revenues                                                $ 5,872      $ 4,830      $14,469      $11,895
Cost and expenses                                         4,366        4,120       10,660        9,560
                                                        -------      -------      -------      -------
Earnings before income taxes and minority interest        1,506          710        3,809        2,335
Income taxes and minority interest                          603          240        1,476          786
                                                        -------      -------      -------      -------
Net earnings                                            $   903      $   470      $ 2,333      $ 1,549
                                                        =======      =======      =======      =======

     The summarized financial data of the finance and financial products businesses (See Note 8) includes the activities conducted by the Scott Fetzer Financial Group and its subsidiaries ("SFFG"). Assets and liabilities of SFFG are summarized below (in millions).

                                                                       Sept. 30,  Dec. 31,
                                                                         2000       1999
                                                                       ---------  --------
ASSETS
Cash and cash equivalents                                                 $  6      $  1
Mortgage-backed securities, installment loans and other receivables*       193       196
                                                                          ----      ----
                                                                          $199      $197
                                                                          ====      ====
LIABILITIES
6 3/4% Notes, due 2001 and borrowings under investment agreements         $137      $137
Other                                                                       25        27
                                                                          ----      ----
                                                                          $162      $164
                                                                          ====      ====

* Includes receivables from affiliates of $ 41 million at September 30, 2000 and $40 million at December 31, 1999.


Net earnings of SFFG for the third quarter and first nine months are summarized below (in millions):

                                                                 First Nine
                                          Third Quarter            Months
                                        ----------------       ----------------
                                         2000      1999        2000       1999
                                         ----      ----        ----       ----
Revenues                                $  10      $ 139       $  30      $ 246
Cost and expenses                           6        170          17        296
                                        -----      -----       -----      -----
Earnings(loss) before income taxes          4        (31)         13        (50)
Income taxes                                2        (10)          5        (17)
                                        -----      -----       -----      -----
Net earnings(loss)                      $   2      $ (21)      $   8      $ (33)
                                        =====      =====       =====      =====

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net earnings for the third quarter and first nine months of 2000 and 1999 are disaggregated in the table that follows. Amounts are after deducting minority interests and income taxes. Dollar amounts are in millions.

                                                    Third Quarter             First Nine Months
                                                ----------------------      ---------------------
                                                  2000          1999          2000          1999
                                                  ----          ----          ----          ----
Insurance underwriting                          $  (218)      $  (245)      $  (680)      $  (407)
Insurance investment income                         475           467         1,398         1,320
Non-insurance businesses                            169            93           602           360
Interest expense                                    (13)          (16)          (44)          (52)
Goodwill amortization and other                    (141)         (147)         (426)         (482)
purchase-accounting-adjustments
Other                                                29             4            50            10
                                                -------       -------       -------       -------
  Earnings before realized investment gain          301           156           900           749
Realized investment gain                            496           264         1,344           784
                                                -------       -------       -------       -------
  Net earnings                                  $   797       $   420       $ 2,244       $ 1,533
                                                =======       =======       =======       =======

     INSURANCE UNDERWRITING

     A summary follows of underwriting results from Berkshire's insurance businesses for the third quarter and first nine months of 2000 and 1999. Dollar amounts are in millions.

                                                     Third Quarter             First Nine Months
                                                   ------------------          ------------------
                                                   2000          1999          2000          1999
                                                   ----          ----          ----          ----
Underwriting gain (loss) attributable to:
  GEICO                                          $   (43)      $    32       $  (194)      $    52
  General Re                                        (328)         (277)         (832)         (603)
  Berkshire Hathaway Reinsurance Group                21          (132)          (15)          (87)
  Berkshire Hathaway Direct Insurance Group            3             2             4             3
                                                 -------       -------       -------       -------
Pre-tax underwriting loss                           (347)         (375)       (1,037)         (635)
Income taxes and minority interest                  (129)         (130)         (357)         (228)
                                                 -------       -------       -------       -------
  Net underwriting loss                          $  (218)      $  (245)      $  (680)      $  (407)
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

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     INSURANCE UNDERWRITING (CONTINUED)

     GEICO's pre-tax underwriting results for the third quarter and first nine months of 2000 and 1999 are summarized in the table below. Dollar amounts are in millions.

                                           Third Quarter                       First Nine Months
                                           -------------                       -----------------
                                      2000               1999                2000                1999
                                ---------------    ----------------    ----------------    ----------------
                                Amount      %      Amount       %      Amount       %      Amount       %
                                ------     ---     ------      ---     ------      ---     ------      ---
Premiums earned                $1,446     100.0    $1,222     100.0    $4,137     100.0    $3,491     100.0
                               ------     -----    ------     -----    ------     -----    ------     -----
Losses and loss expenses        1,225      84.7       963      78.8     3,548      85.8     2,779      79.6
Underwriting expenses             264      18.3       227      18.6       783      18.9       660      18.9
                               ------     -----    ------     -----    ------     -----    ------     -----
Total losses and expenses       1,489     103.0     1,190      97.4     4,331     104.7     3,439      98.5
                               ------     =====    ------     =====    ------     =====    ------     =====
Underwriting gain (loss)       $  (43)             $   32              $ (194)             $   52
                               ======              ======              ======              ======


     For the third quarter and first nine months of 2000, premiums earned by GEICO exceeded amounts earned in corresponding 1999 periods by 18.3% and 18.5%, respectively. In response to increased claim costs, GEICO has applied for premium rate increases in many states, some of which were implemented over the past two quarters. As a result of decreased response from advertising, rate increases and tightened underwriting standards, new business sales in the first nine months of 2000 declined from new business written in 1999, and during the third quarter the decline was significant.

     The increase in earned premiums in 2000 reflects greater numbers of voluntary auto policies in-force. Voluntary auto policies in-force have increased by approximately 13.2% over the past twelve months, as preferred-risk policies in-force grew 11.0% and standard and non-standard risk policies in-force grew 22.0%. As a result of the factors mentioned above, policies-in-force are not expected to grow during the remainder of 2000.

     GEICO's net underwriting results for the third quarter and first nine months of 2000 deteriorated in comparison with the results for the corresponding 1999 periods. The decline in comparative underwriting results was largely due to increased claim losses in 2000 periods. The loss ratio, which represents the ratio of claim and claim handling costs paid or reserved as a percentage of premiums earned was 84.7% for the third quarter and 85.8% for the first nine months of 2000. In 1999, the loss ratio was 78.8% for the third quarter and 79.6% for the first nine months. The increase in the loss ratio during 2000 periods was due primarily to higher frequency and significantly higher severity for personal injury protection and to increasing cost trends for medical payments and automobile repair costs.

     It takes from six to twelve months for increased rates and tighter underwriting standards to become fully reflected in earned premiums and underwriting results. Absent a significant adverse change in claim patterns or costs, GEICO's underwriting results are expected to improve in 2001.

     GENERAL RE

     General Re and its affiliates conduct a global reinsurance business with operations in the United States and 125 other countries around the world. General Re's principal reinsurance operations are: (1) North American property/casualty, (2) International property/casualty, and (3) Global life/health. The international property/casualty and global life/health operations are conducted primarily through Germany-based Cologne Re and its subsidiaries. At September 30, 2000, General Re had an 88% economic ownership interest in Cologne Re.

     Underwriting conditions within the reinsurance industry during 2000 remain difficult, although there are signs of improvement in certain markets. General Re's overall underwriting results during 2000 and 1999 were unsatisfactory in both the property and casualty and life and health businesses. The substandard results reflected the effects of inadequate rates charged in recent years on many lines of business. General Re management continues to take underwriting actions to address these matters with the objective of returning underwriting results to acceptable levels.

     Due to the inherent time lag between when underwriting (including pricing) decisions are made and when the effects of such decisions are evident in the financial statements, General Re's overall underwriting results are likely to remain unsatisfactory over the remainder of 2000. However, absent a mega-catastrophe or the significant adverse development of reserves established for claims, Berkshire expects that General Re's underwriting results will improve over the next few quarters. The underwriting results of each General Re business segment follow. Dollar amounts are in millions.

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     INSURANCE UNDERWRITING (CONTINUED)

North American property/casualty

                                          Third Quarter                    First Nine Months
                                          -------------                    -----------------
                                     2000               1999               2000               1999
                               ---------------    ---------------    ---------------    ---------------
                               Amount      %      Amount      %      Amount      %      Amount      %
                               ------    -----    ------    -----    ------    -----    ------    -----
Premiums earned                $  991    100.0    $  793    100.0    $2,399    100.0    $2,060    100.0
                               ------    -----    ------    -----    ------    -----    ------    -----
Losses and loss expenses        1,013    102.2       753     94.9     2,195     91.5     1,611     78.2
Underwriting expenses             216     21.8       198     25.0       599     25.0       680     33.0
                               ------    -----    ------    -----    ------    -----    ------    -----
Total losses and expenses       1,229    124.0       951    119.9     2,794    116.5     2,291    111.2
                               ------    =====    ------    =====    ------    =====    ------    =====
Underwriting loss              $ (238)            $ (158)            $ (395)            $ (231)
                               ======             ======             ======             ======

     North American property/casualty operations underwrite predominantly excess reinsurance across multiple lines of business. For the third quarter and first nine months of 2000, premiums earned from North American reinsurance businesses exceeded amounts earned during the 1999 periods by $198 million (25.0%) and $339 million (16.5%), respectively. The most significant increases in premium volume occurred in the national multi-line, excess and surplus reinsurance lines and individual risk businesses. This growth resulted from a combination of new business and the effects of rate increases. In addition, a significant increase in premiums earned in 2000 periods was generated from a single aggregate excess treaty. Finally, the increases in premiums earned in 2000, in part, reflected reductions in reinsurance premiums ceded to members of the Berkshire Hathaway Reinsurance Group.

     The North American property/casualty operations produced net underwriting losses of $238 million and $395 million for the third quarter and first nine months of 2000, respectively. Underwriting results for the third quarter and first nine months of 2000 included a $135 million net underwriting loss in connection with the aforementioned aggregate excess treaty. The treaty, while producing a current-year underwriting loss, is accepted because of the large investable funds generated, which, in turn, are expected to produce a meaningful increase in future investment income.

     In addition, during the first nine months of 2000, adverse development (reserve increases) of prior years' claim estimates emerged, primarily in the medical malpractice, commercial umbrella and property individual risk reinsurance lines. Whereas, in 1999, underwriting results benefited from modest reductions (or favorable development) of loss reserves established for previous years.

     Partially offsetting these unfavorable underwriting results were improved current accident year results for property lines, which benefited from lower amounts of catastrophe and large property losses, and the initial effects of underwriting actions on both property and casualty lines. Losses arising from catastrophic events and other large property losses added 4.1 points to the North American property/casualty loss and loss expense ratio for the first nine months of 2000, as compared to 7.2 points for the same period of 1999. While the potential for catastrophe and large property losses are factors normally considered in underwriting decisions, the timing and magnitude of such losses can cause significant volatility in periodic underwriting results, particularly quarterly results.

International property/casualty

                                        Third Quarter                         First Nine Months
                                        -------------                         -----------------
                                   2000                1999                 2000               1999
                             ---------------     ---------------     ----------------    ----------------
                             Amount      %       Amount      %       Amount       %      Amount       %
                             -----     -----     -----     -----     ------     -----    ------     -----
Premiums earned              $ 653     100.0     $ 587     100.0     $1,881     100.0    $1,701     100.0
                             -----     -----     -----     -----     ------     -----    ------     -----
Losses and loss expenses       521      79.8       497      84.7      1,631      86.7     1,391      81.8
Underwriting expenses          202      30.9       195      33.2        611      32.5       569      33.4
                             -----     -----     -----     -----     ------     -----    ------     -----
Total losses and expenses      723     110.7       692     117.9      2,242     119.2     1,960     115.2
                             -----     =====     -----     =====     ------     =====    ------     =====
Underwriting loss            $ (70)              $(105)              $ (361)             $ (259)
                             =====               =====               ======              ======

     The international property/casualty operations write primarily quota-share and, to a lesser degree, excess reinsurance on risks around the world. In recent years, the largest international markets have been in Germany and Western Europe. International reinsurance business includes a significant level of property reinsurance. Premiums earned in the third quarter and first nine months of 2000 increased over 1999 levels by 11.2% and 10.6%, respectively. Adjusting for the effects of overall declining foreign exchange rates, earned premiums in local currencies grew 21.3% during the third quarter and 21.4% for first nine months of 2000, respectively. The growth in earned premiums was primarily due to increased premiums in European markets outside Germany, premiums due from cedants to reinstate coverage as a result of fourth quarter 1999 European winter storm losses, new business in South America, and from DP Mann's Syndicate 435 at Lloyd's of London.

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INSURANCE UNDERWRITING (CONTINUED)

International property/casualty (continued)

     Underwriting results of the international property/casualty segment for the first nine months of 2000 remained very poor, despite the fact that the third quarter 2000's results improved considerably in comparison with 1999's third quarter and the first half of 2000 due primarily to lower levels of catastrophe losses. The increase in the loss ratio for the first nine months of 2000 was primarily due to adverse development in the first half of 2000 from the December 1999 European winter storms and inadequate premium rates in many international property/casualty markets. The effect of catastrophes, including development from 1999 events, and other large property losses represented 8.1 points of the loss and loss expense ratio for the first nine months of 2000, compared to 4.9 points for the same period of 1999. Consequently, periodic underwriting results for the international property/casualty business can be volatile, given the significant level of property business written.

Global life/health

                                                Third Quarter                     First Nine Months
                                                -------------                     -----------------
                                         2000                 1999               2000                 1999
                                    --------------     ---------------     ---------------     -----------------
                                    Amount     %       Amount      %       Amount      %       Amount        %
                                    ----     -----      ----     -----     ------    -----     ------      -----
Premiums earned                     $400     100.0      $509     100.0     $1,259    100.0     $1,293      100.0
                                    ----     -----      ----     -----     ------    -----     ------      -----
Losses and loss expenses             311      77.8       406      79.8      1,041     82.7      1,087       84.0
Underwriting expenses                109      27.2       117      23.0        294     23.3        319       24.7
                                    ----     -----      ----     -----     ------    -----     ------      -----
Total losses and expenses            420     105.0       523     102.8      1,335    106.0      1,406      108.7
                                    ----     =====      ----     =====     ------    =====     ------      =====
Underwriting loss                   $(20)               $(14)              $  (76)             $ (113)
                                    ====                ====               ======              ======

     Global life/health net earned premiums decreased 21.4% for the third quarter and 2.6% in the first nine months of 2000. The decreases in premiums in 2000 periods resulted primarily from reduced premiums on run-off business written by GCL's former London-based managing underwriter. Adjusting for the effects of the run-off business, global life/health earned premiums increased 2.3% for the third quarter and 6.0% for the first nine months of 2000.

     The global life/health operations produced improved but still unsatisfactory underwriting results for the first nine months of 2000 and 1999. Underwriting results weakened in the international life/health business, while the U.S. life/health operations have continued to show improvement during the third quarter and year-to-date 2000.

     BERKSHIRE HATHAWAY REINSURANCE GROUP

     Premiums earned of $1,291 million and $1,596 million during the third quarter and first nine months of 2000 declined from the third quarter and first nine months of 1999 by 9.1% and 18.8% respectively. Much of the premium volume generated in the past two years by BHRG derived from retroactive reinsurance and property catastrophe excess-of loss policies. Retroactive reinsurance refers to policies that indemnify ceding companies for losses arising under contracts written in the past by the ceding companies. It is often anticipated that a significant level of environmental and latent injury claims will arise under these contracts. Catastrophe policies indemnify ceding companies against specific losses or the accumulation of losses arising out of specified catastrophic events.

     For the first nine months, premiums earned from retroactive coverage totaled $1,227 million in 2000 and $1,508 million in 1999. Of such amount $1,201 million and $1,227 million were earned during the third quarters of 2000 and 1999 respectively. BHRG is actively negotiating additional retroactive reinsurance contracts, which, if such transactions are consummated, will produce additional premiums in excess of $3 billion. It is not anticipated that these contracts will be finalized until 2001.

     Premiums earned from catastrophe policies for the third quarter and first nine months of 2000 were $61 million and $263 million. For the third quarter and first nine months of 1999, premiums earned from catastrophe policies were $87 million and $222 million.

     Premiums earned from BHRG's other non-catastrophe reinsurance businesses were $106 million and $236 million for the first nine months of 2000 and 1999 respectively. The decline in premiums earned was attributed to the expiration and non-renewal in 1999 of a large excess-casualty reinsurance agreement and to a comparative decline in business assumed from General Re's North American Reinsurance operation.

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     INSURANCE UNDERWRITING (CONTINUED)

     BERKSHIRE HATHAWAY REINSURANCE GROUP (CONTINUED)

     For the third quarter and first nine months of 2000, BHRG's catastrophe reinsurance produced net underwriting gains of $73 million and $120 million. For comparative prior year periods, this business generated net underwriting gains of $69 million for the third quarter and $132 million for the first nine months. Although Berkshire's catastrophe reinsurance business has generated meaningful underwriting gains in recent years, considerable potential for future underwriting losses currently remains. Significant exposure to catastrophe losses exists with respect to hurricane risks in the eastern U.S. and earthquake risks in California. Consequently, underwriting results for the catastrophe business are subject to exceptional volatility.

     Net underwriting losses for the first nine months from other non-catastrophe reinsurance activities were $5 million in 2000 and $130 million in 1999. The improvement in net underwriting results in 2000 compared to 1999 was primarily attributed to a decline in losses assumed under the previously mentioned large casualty excess treaty and reduced losses from General Re's North American property/casualty business.

     INSURANCE SEGMENTS - INVESTMENT INCOME

     After-tax net investment income produced by Berkshire's insurance and reinsurance businesses for the third quarter and first nine months of 2000 and 1999 is summarized in the table below. Dollars are in millions.

                                                                                           First Nine
                                                                  Third Quarter              Months
                                                               ------------------      ------------------
                                                                2000        1999        2000        1999
                                                               ------      ------      ------      ------
Net investment income before taxes and minority interests      $  673      $  661      $1,977      $1,852
Income taxes and minority interests                               198         194         579         532
                                                               ------      ------      ------      ------
Net investment income                                          $  475      $  467      $1,398      $1,320
                                                               ======      ======      ======      ======


     Pre-tax net investment income earned by Berkshire's insurance and reinsurance businesses during the third quarter and first nine months of 2000 exceeded amounts earned during the corresponding 1999 periods by 1.8% and 6.7%, respectively.

     Berkshire's insurance and reinsurance businesses maintain significant levels of invested assets, approximately $73 billion at September 30, 2000. Invested assets derive from significant amounts of shareholder capital, including reinvested earnings as well as large amounts of policyholder float. "Float" represents the approximate aggregate amount of funds available for investment that is temporarily held by an insurance business for the benefit of its policyholders.

     The level of float at September 30, 2000 was approximately $27.1 billion, compared to $25.3 billion at December 31, 1999. The increase in float during 2000 was largely attributed to new float generated by BHRG's, retroactive reinsurance activities. Berkshire's average cost of float, as measured by the pre-tax underwriting losses to average float, for the first nine months of 2000 was approximately 5.3%.

     As discussed previously, BHRG is currently negotiating additional new retroactive reinsurance arrangements. If and when such transactions are consummated, the level of float could rise substantially.

     NON-INSURANCE BUSINESSES

     Results of operations of Berkshire's diverse non-insurance businesses for the third quarter and first nine months of 2000 and 1999 are shown in the following table. Dollar amounts are in millions.

                                                    Third Quarter                         First Nine Months
                                                    -------------                         -----------------
                                               2000                 1999                 2000                 1999
                                               ----                 ----                 ----                 ----
                                        Amount        %      Amount        %      Amount        %      Amount        %
                                        ------      -----    ------      -----    ------      -----    ------      -----
Revenues                                $1,958      100.0    $1,409      100.0    $5,621      100.0    $4,313      100.0
Costs and expenses                       1,678       85.7     1,254       89.0     4,660       82.9     3,721       86.3
                                        ------      -----    ------      -----    ------      -----    ------      -----
Earnings before taxes/minority             280       14.3       155       11.0       961       17.1       592       13.7
interest
Income taxes and minority interest         111        5.7        62        4.4       359        6.4       232        5.4
                                        ------      -----    ------      -----    ------      -----    ------      -----
Net earnings                            $  169        8.6    $   93        6.6    $  602       10.7    $  360        8.3
                                        ======      =====    ======      =====    ======      =====    ======      =====

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NON-INSURANCE BUSINESSES (CONTINUED)

     As shown in the preceding table, revenues and net earnings of Berkshire's numerous and diverse non-insurance businesses for 2000 periods exceeded revenues and net earnings for 1999 periods by a considerable margin. Combined revenues for the third quarter and first nine months of 2000 exceeded 1999 amounts by $549 million (39.0%) and $1,308 million (30.3%), respectively. Net earnings for the third quarter and first nine months of 2000 exceeded 1999 amounts by $76 million (81.7%) and $242 million (67.2%), respectively.

     The inclusion of the results from four business acquisitions, which closed during the period between November 1999 and August 2000, account for a significant portion of the comparative increases in revenues and net earnings during the 2000 periods. Jordan's Furniture, Inc., acquired in November 1999, CORT Business Services, acquired in February 2000, Ben Bridge Jeweler, acquired July 2000 and Justin Industries (Acme Building Brands and Justin Brands), acquired August 2000 is each included in Berkshire's non insurance business results from its respective date of acquisition. In the aggregate, these businesses accounted for $314 million and $583 million of the revenue increase during the third quarter and first nine months of 2000, respectively. Such businesses were responsible for $20 million and $36 million of the additional net earnings generated by the non-insurance businesses during the third quarter and first nine months of 2000, respectively.

     Included in this diverse group of businesses are Berkshire's finance businesses. Net earnings from these businesses increased $61 million during the third quarter of 2000 and $226 million during the first nine months of 2000 over amounts recorded in the comparable 1999 periods. Much of the increase was attributable to the recognition of gains on a large portfolio of trading securities. Such securities have been sold and/or matured and there can be no guarantee that similar results will be reported in future periods.

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

     Other purchase-accounting-adjustments pertain primarily to the amortization of the excess of market value over historical cost of General Re's fixed maturity investments that existed at the date of the merger. Such excess is included in Berkshire's cost of the investments and is being amortized over the remaining lives of the investments. The unamortized excess remaining in the cost of fixed maturity investments totaled $778 million at September 30, 2000, compared to $988 million at September 30, 1999.

     REALIZED INVESTMENT GAIN/LOSS

     Realized investment gain/loss has been a recurring element in Berkshire's net earnings for many years. Such amounts -- recorded (1) when investments are sold; (2) other than temporarily impaired; and (3) in certain situations, as provided under GAAP, when investments are marked-to-market with a corresponding gain or loss included in earnings -- may fluctuate significantly from period to period, resulting in a meaningful effect on reported net earnings. The Consolidated Statements of Earnings include after-tax realized investment gains of $1,344 million and $784 million for the first nine months of 2000 and 1999, respectively.

FINANCIAL CONDITION

     Berkshire's balance sheet continues to reflect significant liquidity and a strong capital base. Consolidated shareholders' equity at September 30, 2000 totaled $59.4 billion. Consolidated cash and invested assets, excluding assets of finance and financial products businesses totaled approximately $75 billion at September 30, 2000. During 2000, Berkshire has deployed approximately $2.8 billion in cash for business acquisitions and investments in MidAmerican. In addition, during the remainder of 2000 and in early 2001, Berkshire expects to employ approximately $3 billion in cash to consummate the Shaw Industries and Benjamin Moore acquisitions. It is expected that the cash for these acquisitions will be derived from internally generated funds. The net amount of borrowings under investment agreements and other debt increased $169 million during the first nine months of 2000. The increase was due to the inclusion of debt of subsidiaries assumed in connection with business acquisitions during 2000 and an increase in debt employed by certain Berkshire subsidiaries in their business operations, partially offset by a decline in corporate debt.

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



                                                         BERKSHIRE HATHAWAY INC.
                                                                    (Registrant)



Date     November 13, 2000                            /s/ Marc D. Hamburg
         -----------------                       -------------------------------
                                                            (Signature)
                                                 Marc D. Hamburg, Vice President
                                                 and Principal Financial Officer