Form 10-K
period 2000-12-31
BERKSHIRE HATHAWAY INC
filed 2001-03-30
CIK 1067983

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED December 31, 2000
                                             -----------------

                        COMMISSION FILE NUMBER 001-14905
                                               -----------

                             BERKSHIRE HATHAWAY INC.
             (Exact name of Registrant as specified in its charter)

                Delaware                                        47-0813844
-----------------------------------------------         ----------------------
        State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization                   Identification number)

        1440 Kiewit Plaza, Omaha, Nebraska                      68131
-----------------------------------------------         ----------------------
      (Address of principal executive office)                 (Zip Code)

Registrant's telephone number, including area code (402) 346-1400

Securities registered pursuant to Section 12(b) of the Act*:

           Title of each class                Name of each exchange on which registered
           -------------------                -----------------------------------------
Class A Common Stock, $5.00 Par Value         New York Stock Exchange
Class B Common Stock, $0.1667 Par Value       New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for the past 90 days. Yes X No

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant - $64,785,516,000**

Indicate number of shares outstanding of each of the Registrant's classes of common stock:

March 19, 2001 -- Class A Common Stock, $5 par value ...................  1,342,950 shares
March 19, 2001 -- Class B Common Stock, $0.1667 par value ..............  5,512,163 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

         Document                                           Incorporated In
         --------                                           ---------------
Proxy Statement for Registrant's
      Annual Meeting to be held April 28, 2001              Part III

 * OBH Inc., a wholly-owned subsidiary of the Registrant, issued 1% Senior Exchangeable Notes due December 2, 2001, which are registered on the New York Stock Exchange.

** This aggregate value is computed at the last sale price of the common stock on March 19, 2001. It does not include the value of Class A Common Stock (530,743 shares) and Class B Common Stock (437 shares) held by Directors and Executive Officers of the Registrant and members of their immediate families, some of whom may not constitute "affiliates" for purpose of the Securities Exchange Act of 1934.

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

INSURANCE AND REINSURANCE BUSINESSES

      Berkshire's insurance and reinsurance business activities are conducted through 36 domestic and 16 foreign-based insurance companies. Over the last five years, Berkshire's insurance operations have expanded significantly as a result of the January 1996 acquisition of GEICO Corporation ("GEICO Corp.") and the December 1998 acquisition of General Re Corporation ("General Re"). Historically, Berkshire's insurance businesses provided insurance and reinsurance of property and casualty risks primarily in the United States. As a result of the General Re acquisition, Berkshire's insurance operations also include worldwide life, accident and health reinsurers, as well as internationally-based property and casualty reinsurers.

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

      Reinsurance contracts are normally classified as treaty or facultative contracts. Treaty reinsurance refers to automatic reinsurance coverage for all or a portion of a specified class of risks ceded by the primary insurer, while facultative reinsurance involves underwriting of individual risks. Coverage of risks assumed under reinsurance contracts may be classified as quota-share or excess. Under quota-share (proportional or pro-rata) reinsurance, the reinsurer shares proportionally in the original premiums, losses, and expenses of the primary insurer or reinsurer. Excess (or non-proportional) reinsurance provides for the indemnification of the primary insurer or reinsurer for all or a portion of the loss in excess of an agreed upon amount or "retention". Both quota-share and excess reinsurance may provide for aggregate limits of indemnification.

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

      In 1998, the NAIC adopted statutory accounting principles ("SAP") developed under its Codification Project, which was intended to bring greater uniformity in accounting practices throughout the United States. The codification guidance became effective January 1, 2001. While the codification is not expected to have significant effect on Berkshire's insurance businesses, the amount of reported regulatory capital, also known as statutory surplus, will decline due to the recognition of deferred income taxes, including tax liabilities on unrealized appreciation of investments. Previously, such liabilities were not recognized under SAP.

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

      Berkshire's insurance companies maintain capital strength at unparalleled levels, significantly higher than normal in the industry. This strength differentiates Berkshire's insurance companies from their competitors. Collectively, the aggregate statutory surplus of Berkshire's U.S. based insurers has grown from $19.5 billion at December 31, 1995 to approximately $41.5 billion at December 31, 2000. As a result of the adoption of the statutory accounting codification discussed above, the aggregate statutory surplus is expected to decline to about $33 billion as of January 1, 2001. All of Berkshire's major insurance subsidiaries are rated AAA by Standard & Poor's Corporation, the highest Financial Strength Rating assigned by Standard & Poor's, and are rated A++ (superior) by A.M. Best with respect to their financial condition and operating performance.

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

      GEICO CORP. -- GEICO Corp. is headquartered in Chevy Chase, Maryland and its principal insurance subsidiaries include: Government Employees Insurance Company ("GEICO"), GEICO General Insurance Company ("GEICO General"), GEICO Indemnity Company ("GI"), and GEICO Casualty Company ("GEICO Casualty"). These companies offer primarily private passenger automobile insurance to individuals in 48 states and the District of Columbia. Since being acquired by Berkshire, premium volume has grown as a result of significantly higher advertising expenditures and competitive premium rates. As a consequence, voluntary automobile policies in-force have grown by approximately 100% since 1995. To facilitate servicing in-force policy growth, GEICO opened sales and claims service centers in several new locations during 1998 and 1999. Collectively, GEICO Corp. companies are currently the sixth largest auto insurer, in terms of premium volume, in the United States.

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

GEICO CORPORATION (CONTINUED)

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

      BERKSHIRE HATHAWAY REINSURANCE GROUP -- The Berkshire Hathaway Reinsurance Group ("BHRG") operates from offices located in Stamford, Connecticut. National Indemnity Company, the legal entity through which most of BHRG's reinsurance is underwritten, provides principally excess and, to a lesser degree, quota-share reinsurance to other property and casualty insurers and reinsurers. BHRG's clients and risks assumed are located throughout the world, but are primarily located within the United States. Minimal organizational, but huge financial, resources are currently devoted to this business.

      During the past five years, the BHRG has written a considerable number of catastrophe excess contracts. A catastrophe excess policy provides protection to the counterparty from the accumulation of primarily property losses arising from a single loss event or series of events. These policies may provide significant amounts of indemnification per contract and a single loss event may produce losses under a number of contracts.

      BHRG does not generally cede any of the risks assumed under catastrophe excess reinsurance contracts, due to perceived uncertainties in recovering amounts from other reinsurers that are financially weaker. As a result, the catastrophe excess reinsurance business can produce extreme volatility in periodic underwriting results. Accounting consequences, however, do not influence decisions of Berkshire's management with respect to this or any other business. This factor along with its extraordinary financial strength, are believed to be the primary reasons why the BHRG has become a major provider of such coverages.

      In recent years, the amount of capital (i.e. capacity) devoted to the catastrophe excess reinsurance business by the industry has increased as a result of additional capital raised by newly-formed entities and the introduction in the financial markets of new types of catastrophe risk management products. The effect of such increased insuring capacity has been a reduction in opportunities to write this business at acceptable prices. However, the occasional acceptance of catastrophe excess reinsurance contracts can produce considerable premiums.

      In recent years, BHRG's non-catastrophe reinsurance business has derived primarily from a relatively small number of excess policies written for major U.S. insurers and reinsurers. For instance, BHRG has entered into several retroactive reinsurance contracts over the past three years. In 2000, retroactive reinsurance accounted for 84% of the total premium volume generated by BHRG. Coverage under such contracts is usually provided on an excess basis and amounts of indemnification are subject to an aggregate limit, which is usually substantial. Retroactive reinsurance contracts afford protection to ceding companies against the adverse development of claims arising under policies issued in prior years. Significant amounts of environmental and latent injury claims may arise under the contracts.

      Under the terms of other non-catastrophe contracts, limits of indemnification also may be subject to minimum and maximum payment amounts. Minimum amounts may arise from profit-sharing or commutation clauses under the contracts.

BERKSHIRE HATHAWAY REINSURANCE GROUP (CONTINUED)

      In BHRG's non-catastrophe reinsurance business, the concept of time-value-of-money is often an important element in establishing prices and contract terms, since the payment of losses under the agreements are often expected to occur over lengthy periods of time. Losses payable under the contracts are normally expected to exceed premiums and therefore, produce underwriting losses. This business is accepted, in part, because of the large amounts of policyholder funds ("float") generated for investment, the economic benefit of which will occur through increased investment income in future periods.

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

      Other insurance operations include: several companies referred to as the "Homestate Companies", based in Colorado and Nebraska and with branch offices in several other states, which market various commercial coverages for standard risks to insureds in their state of domicile and an increasing number of other states; Central States Indemnity Company of Omaha, 86.9% owned by Berkshire and located in Omaha, Nebraska, which provides credit card credit insurance marketed primarily through credit card issuers nationwide and 80.1% owned Kansas Bankers Surety Company, based in Kansas, an insurer of primarily crime, fidelity, errors and omissions, officers and directors liability and related insurance coverages directed toward small and medium-sized banks throughout the midwestern United States.

      On August 8, 2000, Berkshire acquired U.S. Investment Corporation ("USIC"). USIC, through its three subsidiaries led by United States Liability Insurance Company, underwrites primarily excess-and-surplus liability coverage. USIC companies are licensed in a total of 48 states and the District of Columbia.

      GENERAL RE -- General Re was established in 1980 to serve as the holding company of General Reinsurance Corporation ("GRC", incorporated in 1921) and its affiliates. General Re affiliates include Kolnische Ruckversicherungs Gesellschaft AG ("Cologne Re"), a major international reinsurer based in Germany. General Re, directly and indirectly through a joint venture arrangement, held an 88% economic interest in Cologne Re as of December 31, 2000.

      General Re subsidiaries currently conduct global reinsurance businesses in 71 cities throughout the world and provide reinsurance coverage in 130 countries. General Re operates three principal reinsurance businesses: North American property/casualty reinsurance, International property/casualty reinsurance, and Global life/health reinsurance. General Re's reinsurance operations are primarily based in Stamford, Connecticut and Cologne, Germany. Collectively, General Re and subsidiaries are among the four largest reinsurers in the world based on net premiums written and capital.

      NORTH AMERICAN PROPERTY/CASUALTY REINSURANCE

      General Re's North American property/casualty business is principally treaty and facultative reinsurance that is marketed directly to clients without involving a broker or intermediary. General Re companies underwrite predominantly excess coverages for clients located throughout the United States and Canada. North American reinsurance operations are conducted primarily through GRC and National Reinsurance Company ("NRC"), both based in Stamford, Connecticut. GRC is domiciled in Delaware and licensed in the District of Columbia and all states but Hawaii, where it is an accredited reinsurer. North American property/casualty business also includes a few smaller specialty insurers.

      North American property/casualty reinsurance operations generated $3,517 million in net written premiums in 2000. Casualty reinsurance represented approximately 67% of North American property/casualty net premiums written and property reinsurance represented approximately 26%.

      General Re's specialty insurers include the General Star companies, which underwrite excess and surplus lines and are domiciled in Connecticut and Ohio. Also, the Genesis companies underwrite excess insurance for self-insured programs and are domiciled in Connecticut and North Dakota. Fairfield Insurance Company, a subsidiary of NRC engaged in property and casualty insurance services, is domiciled in Connecticut, and is licensed in 48 states and the District of Columbia. These businesses together represented approximately 7% of General Re's North American property/casualty net premiums written in 2000.

      INTERNATIONAL PROPERTY/CASUALTY REINSURANCE

      In total, General Re operates its International property/casualty reinsurance business in 28 countries and provides reinsurance coverage in 130 countries throughout the world. In 2000, the International property/casualty operations principally wrote reinsurance in the form of treaties with lesser amounts written on a facultative basis. Approximately 73% of International property/casualty reinsurance business is written through Cologne Re. In addition, international reinsurance business is written through a number of wholly-owned subsidiaries of General Re. At the end of 1998, General Re acquired D.P. Mann Holdings Limited ("DP Mann"). DP Mann owns both the managing agent of Syndicate 435 at Lloyd's of London and DP Mann Corporate Name Limited, which provides capacity and participates in the results of Syndicate 435 (39.7% in 2000 and 31.6% in 1999).

      In 2000, General Re's International property/casualty operations produced net written premiums totaling $3,036 million. Approximately 81% of international premiums written related to quota-share coverages and 19% were excess coverages. Property premiums written were approximately 58% of total International property/casualty premiums and casualty premiums were approximately 42%. Approximately 70% of International property/casualty written premiums are attributed to Germany and Western Europe.

      GLOBAL LIFE/HEALTH REINSURANCE

      This business includes the North American and International life/health operations of Cologne Re. Life/health net premiums written in 2000 were $2,264 million. Approximately 28% of life/health net premiums were written in Western Europe, another 57% were written in the United States and the remaining 15% were written throughout the rest of the world. The life/health operations provide individual life, group life, group health, long-term care, individual health and finite risk reinsurance. Most of the life reinsurance business is written on a proportional treaty basis, with smaller amounts written on a facultative basis, while health business is predominantly written on an excess treaty basis. The life/health business is marketed primarily on a direct basis with the exception of group health, which is marketed primarily through brokers.

      INVESTMENTS -- The levels of reinsurance assumed business in recent years, plus the acquisitions of GEICO Corp. and General Re, have produced an exceptional increase in the amount of "float" held by Berkshire's insurance businesses. "Float" is an approximation of the amount of net policyholder funds available for investment. That term denotes the sum of unpaid losses and loss adjustment expenses, unearned premiums and other policyholder liabilities, less the aggregate amount of premium balances receivable, losses recoverable from reinsurance ceded, deferred policy acquisition costs, deferred charges - reinsurance assumed, and related prepaid income taxes. The amount of float has grown from about $3.8 billion at the end of 1995 to about $27.9 billion at the end of 2000. Float increased by about $2.6 billion upon Berkshire's acquisition of GEICO in January 1996 and another $14.9 billion upon Berkshire's acquisition of General Re in December 1998. The increases in the amounts of float plus the substantial amounts of shareholder capital devoted to insurance and reinsurance activities has generated meaningful increases in the levels of investments and investment income.

      Investment portfolios of insurance subsidiaries include equity ownership percentages of other publicly traded companies. Investments with a market value in excess of $1 billion at the end of 2000 include approximately 11% of the outstanding capital stock of American Express Company, approximately 8% of the capital stock of The Coca-Cola Company, approximately 9% of the capital stock of The Gillette Company, approximately 18% of the capital stock of The Washington Post Company and approximately 3% of the capital stock of Wells Fargo and Company. Much information about these publicly-owned companies is available, including information released from time to time by the companies themselves.

NON-INSURANCE BUSINESSES OF BERKSHIRE

      The descriptions of the Registrant's numerous and diverse non-insurance businesses are described below.

      FLIGHT SERVICES -- At the end of 1996, Berkshire acquired FlightSafety International Inc. ("FSI"). FSI's corporate headquarters is located at LaGuardia Airport in Flushing, New York.

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

      A significant part of FSI's training programs derives from the use of simulators, which incorporate computer-based technology to replicate the operation of particular aircraft or ocean-going vessels. Simulators reproduce, with a high degree of accuracy, certain sights, movements, and aircraft or vessel control responses experienced by the operator of the aircraft or ship. FSI utilizes approximately 295 training devices, including 254 civil aviation simulators. FSI's training businesses are conducted primarily in the United States, with facilities located in 20 states. FSI also operates training facilities in Australia, Canada, France and the United Kingdom. During 1997, FSI and The Boeing Company, a leading airplane manufacturer, established a joint venture to provide pilot and aircrew training for airline customers around the world.

      FSI also designs and manufactures full motion flight simulators, visual displays, and other training equipment for use in its training business and for sale to others. Manufacturing facilities are located in Oklahoma and Missouri.

      Berkshire added to its flight services business upon the acquisition of Executive Jet, Inc. ("EJ"), in August, 1998. EJ is the world's leading provider of fractional ownership programs for general aviation aircraft. The fractional ownership of aircraft concept permits customers to acquire a specific percentage of a certain aircraft type and allows them to utilize the aircraft for a specified number of flight hours per annum. In addition, EJ provides management, ground support and flight operation services to customers after the sale. EJ's revenues derive from both the sale of fractional interests as well as management and usage fees charged to clients in connection with flight operations.

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

      In 1986, EJ created the fractional ownership of aircraft concept and introduced its NetJets(R) program in the U.S. with one aircraft type. The NetJets(R) program currently offers eleven aircraft types. EJ plans to introduce several new models in the next few years. In late 1996, EJ expanded its fractional ownership programs to Europe via a joint venture arrangement, which is 91% owned by EJ.

      EJ is currently believed to be the world's largest purchaser of general aviation aircraft. The company maintained 269 aircraft in its fleet as of December 31, 2000. EJ management believes that the market for fractional ownership of aircraft programs is large and growing and will contribute to EJ's continued growth over the foreseeable future. EJ's executive offices are located in New Jersey, while most of its logistical and flight operations are based at Port Columbus International Airport in Columbus, Ohio. EJ's European operations are based in Lisbon, Portugal.

      RETAIL BUSINESSES - Berkshire's retail businesses consist of several independently managed home furnishings and jewelry retail operations. Information regarding each of these operations follows.

      The retail furniture businesses are the Nebraska Furniture Mart ("NFM"), R.C. Willey Home Furnishings ("R.C. Willey"), Star Furniture Company ("Star"), and Jordan's Furniture, Inc. ("Jordan's"). NFM is 80% owned by Berkshire, whereas R.C. Willey, Star and Jordan's are 100% owned by Berkshire. Berkshire has owned its interest in NFM since 1983, acquired R.C. Willey in 1995, Star in 1997 and Jordan's was acquired in November, 1999.

      NFM, R.C. Willey, Star and Jordan's each offer a wide selection of furniture and accessories. In addition, NFM and R.C. Willey sell a full line of major household appliances, electronics, computers and other home furnishings. NFM, R.C. Willey, Star and Jordan's also offer customer financing to complement their retail operations. An important feature of each of these businesses is their ability to control costs and to produce high business volume from offerings of significant value to its customers.

      NFM operates its business from a very large - approximately 525,000 square feet - retail complex and sizable warehouse and administrative facilities in Omaha, Nebraska. NFM's customers are drawn from a radius around Omaha of approximately 300 miles and it is the largest furniture retailer in the area. In 2000, NFM acquired Homemakers Furniture located in Des Moines, Iowa. Homemakers has two facilities that include approximately 235,000 square feet of retail space. The acquisition also included WoodMarc Corporation, a manufacturer of wood furniture products with a 260,000 square foot facility in Winterset, Iowa.

      R.C. Willey, founded in 1932 and based in Salt Lake City, is the dominant home furnishings retailer in Utah. R.C. Willey operates seven full retail stores, including a store that was opened in August of 1999 in Meridian, Idaho, a distribution center and three clearance facilities. These facilities -- which include more than 760,000 square feet of retail space -- are strategically located throughout northern Utah and in Meridian, Idaho. A new store is scheduled to open in Las Vegas, Nevada in late 2001. R.C. Willey serves customers in four western states.

      Star's retail, office and warehouse facilities, include about 540,000 square feet of retail space in nine locations. Six retail locations are in Houston, Texas where Star is a major furniture retailer in that market.

      Jordan's operates a furniture retail business from three locations in Massachusetts and one in New Hampshire. Jordan's is believed to be the largest furniture retailer, as measured by sales, in the Massachusetts and New Hampshire areas. Jordan's is well known in its markets for its unique store arrangements and advertising campaigns.

      Since 1989, Berkshire has owned an interest (currently 88%) in Borsheim's Jewelry Company ("Borsheim's"). From its single store located in Omaha, Nebraska, Borsheim's is a high volume retailer of fine jewelry, watches, crystal, china, stemware, flatware, gifts and collectibles. In 1995, Berkshire acquired Helzberg's Diamond Shops, Inc. ("Helzberg's"). Helzberg's, based in North Kansas City, Missouri, operates a chain of 223 retail jewelry stores in thirty-three states. Most of Helzberg's stores are located in malls or power strip centers, and operate under the name Helzberg Diamonds. On July 1, 2000, Berkshire's retail business grew again as a result of the acquisition of The Ben Bridge Corporation ("Ben Bridge Jeweler"). Ben Bridge Jeweler, based in Seattle, Washington, operates a chain of 65 upscale retail jewelry stores in 11 states, primarily in the Western United States, and including Hawaii and Alaska. Ben Bridge Jeweler stores are located primarily in major shopping malls.

      SCOTT FETZER COMPANIES -- The Scott Fetzer Companies are a diversified group of 21 businesses that manufacture and distribute a wide variety of products for residential, industrial and institutional use. The two most significant of these businesses are Kirby home cleaning systems and Campbell Hausfeld.

      Kirby's home cleaning systems are sold to approximately 830 independent authorized factory distributors in the United States and foreign countries. Sales are made through in-the-home demonstrations by independent salespeople. The distributors independently establish the prices at which they offer Kirby products. Kirby and its distributors believe they offer a premium product, and it is believed that prices are generally higher than most of its major competitors. Additionally, a wholly-owned subsidiary purchases consumer finance contracts from about 580 Kirby authorized factory distributors in the United States.

      Campbell Hausfeld manufactures a variety of products including air compressors, air tools, painting systems, pressure washers, welders and generators which are marketed primarily to retailers and industrial products distributors. Scott Fetzer management believes that Campbell Hausfeld offers products that are a superior value to the consumer in comparison to its competitors.

      OTHER NON-INSURANCE BUSINESSES -- Berkshire's other non-insurance businesses consist of a wide array of businesses that engage in a variety of business activities. Additional information related to these businesses is as follows.

      The BUFFALO NEWS publishes a Sunday edition and nine editions each weekday from its headquarters in Buffalo, New York. It is the only metropolitan newspaper published daily within a ten county upstate New York distribution area that comprises one of the 50 largest primary market areas in the United States.

      SEE'S CANDIES produces boxed chocolates and other confectionery products with an emphasis on quality in two large kitchens in California. See's distributes its candies through its own retail stores - nearly 200 in number, located in 10 western and midwestern states, including Hawaii - and by mail order. A large volume of candy business is also recorded from direct shipments made nationwide from its California based quantity order distribution centers.

      INTERNATIONAL DAIRY QUEEN ("IDQ") was acquired by Berkshire at the beginning of 1998. IDQ services a system of over 6,000 stores operating under the names Dairy Queen, Orange Julius and Karmelkorn that offer various dairy desserts, beverages, prepared foods, blended fruit drinks, popcorn and other snack foods. IDQ predominantly franchises its stores to individual owners or to territorial operators, who, in turn, franchise to individual owners. IDQ supports and promotes franchisees through product development, market testing, advertising, training and advisory services. IDQ also creates and enforces quality control standards for its stores. Additionally, IDQ sells equipment and other products used in Dairy Queen stores, either directly to the stores or to independent distributors that sell to the stores. IDQ stores are currently located in 49 states, Canada, Japan and other countries.

      Berkshire owns several shoe businesses including H.H. BROWN SHOE COMPANY (acquired in 1991), LOWELL SHOE COMPANY (acquired in 1992), DEXTER SHOE COMPANY (acquired in 1993), and JUSTIN BRANDS (acquired in August 2000). Collectively, these businesses purchase, manufacture and distribute work shoes, western-style boots, men's and women's athletic footwear as well as other functional footwear products under a number of brand names, including H.H. Brown, Born, Double-H Boot, Carolina, Dexter, Soft Spots, Nocona, Tony Lama and Chippewa. Shoes are primarily marketed in the United States through a variety of large and small independent retailers. In recent years, intensifying competition from importers has caused Berkshire's domestic manufacturing operations to become less competitive. At Dexter, for instance, operating losses have resulted in each of the past two years. As a result, certain domestic manufacturing facilities were closed in 2000 and others are expected to close in 2001. Future production of shoes and shoe components will increasingly derive from off-shore sources.

      CORT BUSINESS SERVICES CORPORATION ("CORT") was acquired in February 2000 by an 80.1% owned subsidiary of Berkshire. CORT is the leading national provider of rental furniture, accessories and related services in the growing and fragmented "rent-to-rent" segment of the furniture rental industry. The "rent-to-rent" segment of the furniture rental industry serves both corporate and individual customers who generally have immediate, temporary needs for office or residential merchandise. However, unlike customers in the "rent-to-own" segment, "rent-to-rent" customers typically do not seek to own such merchandise.

      CORT focuses on corporate customers by offering office and residential furniture and related accessories through a direct sales force of approximately 900 salespeople and a network of 117 showrooms in 35 states and the District of Columbia. CORT maintains the showroom quality condition of its merchandise available for rent by selling its previously rented merchandise through a network of 86 company-operated clearance centers, thereby enabling the company to regularly update its inventory with new styles and new merchandise.

      On August 1, 2000, Berkshire's non-insurance business activities expanded through the acquisition of Justin Industries Inc. ("Justin"). Justin operates two businesses, ACME BUILDING BRANDS ("Acme") and JUSTIN BRANDS. Justin Brands was discussed previously.

      Acme, headquartered in Fort Worth, Texas, manufactures and distributes clay bricks (Acme Brick), concrete block (Featherlite) and cut limestone (Texas Quarries). In addition, Acme distributes a number of other building products of other manufacturers, including glass block, brick, floor and wall tile and other masonry products. Acme also sells ceramic floor and wall tile, as well as marble, granite and other stones through its subsidiary, American Tile. Products are sold primarily in the Central and Southwest United States through company operated sales offices. Acme distributes products primarily to home builders and masonry and general contractors. Acme operates 22 brick manufacturing facilities located in 5 states and operates 12 tile distribution and 8 concrete block facilities. The demand for Acme's products is seasonal, with higher sales in the warmer weather months, and is subject to the level of construction, which can be cyclical. Acme also owns and leases properties and mineral rights that supply raw materials used in many of its manufactured products.

      Berkshire acquired BENJAMIN MOORE & CO. ("Benjamin Moore") on December 18, 2000. For the year ending December 31, 2000, Benjamin Moore had net sales of approximately $820 million.

      Benjamin Moore, headquartered in Montvale, New Jersey, is a leading formulator, manufacturer and retailer of a broad range of architectural and industrial coatings, available principally in the United States and Canada. Products include a broad line of coatings that include water-thinnable and solvent-thinnable general purpose coatings (paints, stains and clear finishes) for use by the general public, contractors and industrial and commercial users. Products are marketed under about two dozen registered brand names, including Regal, Moorcraft and MoorGard.

      In addition, Benjamin Moore produces coatings designed to conform to the specific requirements of manufacturers, who utilize such coatings in the manufacturing process, such as various types of flexible packages, beverage and food containers, tanks, roof decking, coils, furniture and shelving, window blinds and flatwood products.

      Benjamin Moore owns and manages several multiple-outlet dealerships and stand-alone stores in various parts of the U.S. serving primarily contractors and general consumers. At December 31, 2000, there were 97 Benjamin Moore-owned stores positioned in the market as independent dealers that offer a broad array of products including Benjamin Moore brands and other competitor coatings, wallcoverings, window treatments and sundries.

      Benjamin Moore substantially relies on independent dealers for distribution of its products, which provide the majority of Benjamin Moore's revenue and profits. The network consists of over 3,700 retailers with over 4,700 storefronts in the U.S. and Canada.

      The coatings industry is highly competitive and has historically been subject to intense price competition. It is estimated that there are approximately 800 coatings manufacturers in the United States, many of which are small companies, which compete regionally and locally, especially with respect to lower priced coatings and custom made specialty items. Other manufacturers are large corporations, which compete on a nationwide basis.

      Berkshire's non-insurance businesses include a group of finance and financial products businesses. Included in these business activities is GEN RE SECURITIES HOLDINGS LIMITED and affiliates ("GRS"). GRS is a dealer in derivative products offering a full line of interest rate, currency, and equity swap and option products, as well as structured finance products. Berkshire's other finance businesses include BH FINANCE LLC, BERKSHIRE HATHAWAY CREDIT CORP, BERKSHIRE HATHAWAY LIFE INSURANCE and SCOTT FETZER FINANCIAL GROUP, INC. Berkshire's other finance and financial products businesses engage in commercial real estate financing, as well as other commercial lending activities, consumer receivable financing in connection with sales of Kirby and sales of annuity contracts. The businesses also invest on a leveraged basis in financial instruments pursuant to proprietary trading strategies.

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

NON-INSURANCE BUSINESSES ACQUIRED IN 2001

      In 2001, Berkshire consummated two additional business acquisitions. Berkshire acquired an approximately 87.3% interest in SHAW INDUSTRIES, INC. ("Shaw") on January 7, 2001 for cash of approximately $2.1 billion. Berkshire acquired JOHNS MANVILLE ("JM") on February 26, 2001 for cash of approximately $1.8 billion. Shaw and JM's results of operations will be included in Berkshire's consolidated results beginning as of the respective acquisition dates. Additional information related to each of these companies is provided below.

      Shaw, headquartered in Dalton, Georgia, is the world's largest carpet manufacturer based on both revenue and volume of production. Shaw designs and manufactures approximately 1,800 styles of tufted and woven carpet for residential and commercial use under about 20 brand and trade names and under certain private labels. Shaw's manufacturing operations are fully integrated from the processing of yarns through the finishing of carpet. Shaw's carpet is sold in a broad range of prices, patterns, colors and textures. For the year ending December 31, 2000, Shaw had net sales of approximately $4.2 billion.

      Shaw sells its wholesale products to over 53,000 retailers, distributors and commercial users throughout the United States, Canada, Mexico and Australia; through its own residential and commercial contract distribution channels to various residential and commercial end-users in the United States; and to a lesser degree, exports to additional overseas markets. Shaw also provides installation services and sells laminate flooring, ceramic tile and beginning in 2000, hardwood flooring.

      Substantially all carpet manufactured by Shaw is tufted carpet made from nylon, polypropylene, polyester and wool. In the tufting process, yarn is inserted by multiple needles into a synthetic backing, forming loops which may be cut or left uncut, depending on the desired texture or construction. During 2000, Shaw processed approximately 97% of its requirements for carpet yarn in its own yarn processing facilities.

      Shaw's wholesale products are marketed domestically by approximately 1,400 salaried and commissioned sales personnel in its various marketing divisions directly to retailers and distributors and to large national accounts. Shaw's 11 regional warehouse facilities and 13 redistribution centers, along with its centralized management information system, enable it to provide prompt delivery of its products to both its retail customers and wholesale distributors.

      The floor covering industry is highly competitive with more than 200 companies engaged in the manufacture and sale of carpet in the United States and numerous manufacturers engaged in hard surface floor covering production and sales. According to industry estimates, carpet accounts for approximately 70% of the total United States production of all flooring types. The principal methods of competition within the floor covering industry are quality, style, price and service.

      JM is a leading manufacturer of insulation and building products, with worldwide net sales in 2000 of approximately $2.3 billion. JM manufactures and markets products for building and equipment insulation, commercial and industrial roofing systems, high-efficiency filtration media, and fibers and nonwoven mats used as reinforcements in building and industrial applications. JM operates manufacturing facilities in North America, Europe and China. JM is headquartered in Denver, Colorado and has manufacturing and development facilities in locations around the United States and Canada, as well as locations in China, Germany and other locations in Europe.

      Demand for JM's products are primarily driven by new residential and commercial construction activity, as well as activity in the repair, remodel and retrofit markets. Products are distributed through builders, contractors, retailers, wholesale distributors and fabricators. JM competes primarily on the basis of price, quality, breadth of product line, service and strength of fabricator and distributor networks.

      Berkshire Hathaway Inc., and its subsidiaries, including Shaw and JM, employed approximately 112,000 persons on a full-time equivalent basis at December 31, 2000.

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

ITEM 2. PROPERTIES

      The physical properties used by the Registrant and its significant business segments are summarized below:

                                                                                               Approx.
                                                                                     Owned/    Square
Business                Location                          Type of Property           Leased    Footage
--------                --------                          ----------------           ------    -------
Berkshire               Omaha, NE                         Corporate Offices          Leased       7,000

GEICO                   Chevy Chase, MD, and other        Offices                    Owned    2,800,000
                          locations in New York,
                          Georgia, Texas,
                          California, Florida &
                          Virginia
                        Various locations throughout      Offices and drive-in       Leased     250,000
                          the United States                 claims facilities

Berkshire Hathaway      Stamford, CT and 6 other          Offices                    Leased      58,000
Reinsurance Group         locations in the U.S.
                          and United Kingdom

Berkshire Hathaway      Omaha, NE                         Offices                    Owned       73,000
Direct Insurance Group  Omaha, NE & Wayne, PA and         Offices                    Leased     171,000
                          11 other various locations
                          throughout the United States
                          & England

General Re              Cologne, Germany and              Offices                    Owned      170,000
                        various non-U.S. locations
                        Stamford, CT, various U.S.        Offices                    Leased   1,403,000
                          and non-U.S. locations

Flight Services         27 U.S. States, Canada,           Offices/Training           Owned    1,807,000
                          France, Switzerland,               Facilities/Hangars      Leased     699,000
                          Portugal and the United
                          Kingdom

                        Oklahoma and Missouri             Mfg. plant                 Owned      153,000
                                                                                     Leased     120,000
Retail businesses

    Furniture           Omaha, NE, Salt Lake City, UT,    Furniture Stores           Owned    1,742,000
                          Houston, TX, Avon, MA & 3       Furniture Stores           Leased     612,000
                          other U.S. States (27           Offices/Warehouses         Owned    2,180,000
                          locations)                      Offices/Warehouses         Leased     785,000
                        Iowa                              Mfg. plant                 Owned      260,000

    Jewelry             Omaha, NE, Kansas City, MO,       Jewelry Stores             Leased     753,000
                          Seattle WA and 32 other U.S.    Offices                    Owned       65,000
                          States (305 locations)

Scott Fetzer Companies  Cleveland, OH, & other            Mfg. plants/               Owned    2,349,000
                          locations in 12 U.S. states       Warehouses/
                          (52 locations)                    Offices
                                                          Warehouses/Offices         Leased     962,000
                        Australia, Canada, England,
                          Taiwan  & Mexico                Warehouses/Offices         Leased      93,000

All other businesses    Various locations                 Mfg. plants/offices/
                        primarily in the U.S.               warehouses                Owned   9,992,000
                                                          Mfg. plants/offices/
                                                            warehouses               Leased   5,274,000
                        Approximately 480 locations       Restaurants/Stores          Owned     382,000
                        primarily in the U.S.             Restaurants/Stores         Leased   1,503,000

ITEM 3. LEGAL PROCEEDINGS

      Litigation pending against the Company and its subsidiaries is not considered material or is ordinary routine litigation incidental to the business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

EXECUTIVE OFFICERS OF THE REGISTRANT

      Following is a list of the Registrant's executive officers:

Name                       Age      Position with Registrant               Since
----                       ---      ------------------------               -----
Warren E. Buffett           70      Chairman of the Board                  1970
Marc D. Hamburg             51      Vice President                         1992
Charles T. Munger           77      Vice Chairman of the Board             1978


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




                                     Part II


ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

MARKET INFORMATION

      Berkshire's Class A and Class B Common Stock are listed for trading on the New York Stock Exchange, trading symbol: BRK.A and BRK.B. The following table sets forth the high and low sales prices per share, as reported on the New York Stock Exchange Composite List during the periods indicated:


                                      2000                              1999
                        --------------------------------  --------------------------------
                            Class A          Class B          Class A          Class B
                        ----------------  --------------  ----------------  --------------
                         High      Low     High    Low     High      Low     High    Low
                        -------  -------  ------  ------  -------  -------  ------  ------
First Quarter........   $58,000  $40,800  $1,888  $1,351  $81,100  $61,900  $2,713  $2,048
Second Quarter.......    60,800   51,800   1,975   1,660   78,600   68,300   2,540   2,211
Third Quarter........    64,400   51,600   2,086   1,706   73,000   54,600   2,333   1,802
Fourth Quarter.......    71,300   53,500   2,375   1,761   66,900   52,000   2,219   1,700 1/2


SHAREHOLDERS

      Berkshire had approximately 8,800 record holders of its Class A Common Stock and 14,000 record holders of its Class B Common Stock at March 2, 2001. Record owners included nominees holding at least 410,000 shares of Class A Common Stock and 5,200,000 shares of Class B Common Stock on behalf of beneficial-but-not-of-record owners.

DIVIDENDS

      Berkshire has not declared a cash dividend since 1967.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA FOR THE PAST FIVE YEARS

(dollars in millions, except per share data)

                                                  2000      1999      1998     1997     1996
                                                  ----      ----      ----     ----     ----
REVENUES:
   Insurance premiums earned ................  $ 19,343  $ 14,306  $  5,481  $ 4,761  $ 4,118
   Sales and service revenues ...............     7,331     5,918     4,675    3,615    3,095
   Interest, dividend and other investment
     income .................................     2,791     2,314     1,049      916      778
   Income from finance and financial products
     businesses .............................       556       125       212       32       25
   Realized investment gain (1) .............     3,955     1,365     2,415    1,106    2,484
                                               --------  --------  --------  -------  -------
   Total revenues ...........................  $ 33,976  $ 24,028  $ 13,832  $10,430  $10,500
                                               ========  ========  ========  =======  =======


EARNINGS:
   Before realized investment gain ..........  $    936  $    671  $  1,277  $ 1,197  $   884
   Realized investment gain (1) .............     2,392       886     1,553      704    1,605
                                               --------  --------  --------  -------  -------
   Net earnings .............................  $  3,328  $  1,557  $  2,830  $ 1,901  $ 2,489
                                               ========  ========  ========  =======  =======


EARNINGS PER SHARE:
   Before realized investment gain ..........  $    614  $    442  $  1,021  $   971  $   733
   Realized investment gain (1) .............     1,571       583     1,241      571    1,332
                                               --------  --------  --------  -------  -------
   Net earnings .............................  $  2,185  $  1,025  $  2,262  $ 1,542  $ 2,065
                                               ========  ========  ========  =======  =======


YEAR-END DATA (2):
   Total assets .............................  $135,792  $131,416  $122,237  $56,111  $43,409
   Borrowings under investment agreements
     and other debt (3) .....................     2,663     2,465     2,385    2,267    1,944
   Shareholders' equity .....................    61,724    57,761    57,403   31,455   23,427
   Class A equivalent common shares
     outstanding, in thousands ..............     1,526     1,521     1,519    1,234    1,232
   Shareholders' equity per outstanding
     Class A equivalent share ...............  $ 40,442  $ 37,987  $ 37,801  $25,488  $19,011
                                               ========  ========  ========  =======  =======

-----------------

   (1) The amount of realized investment gain/loss for any given period has no predictive value, and variations in amount from period to period have no practical analytical value, particularly in view of the unrealized appreciation now existing in Berkshire's consolidated investment portfolio.

   (2) Year-end data for 1998 includes General Re Corporation acquired by Berkshire on December 21, 1998.

   (3) Excludes borrowings of finance businesses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        Net earnings for each of the past three years are disaggregated in the table that follows. Amounts are after deducting minority interests and taxes.

                                                                         (dollars in millions)
                                                                      --------------------------
                                                                      2000       1999       1998
                                                                      ----       ----       ----
Insurance - underwriting .........................................  $(1,021)    $ (897)    $  171
Insurance - investment income ....................................    1,955      1,764        731
Non-Insurance businesses .........................................      804        518        538
Interest expense .................................................      (61)       (70)       (63)
Goodwill amortization and other purchase-accounting adjustments ..     (818)      (648)      (118)
Other ............................................................       77          4         18
                                                                    -------     ------     ------
      Earnings before realized investment gain ...................      936        671      1,277
Realized investment gain .........................................    2,392        886      1,553
                                                                    -------     ------     ------
      Net earnings ...............................................  $ 3,328     $1,557     $2,830
                                                                    =======     ======     ======

      The business segment data (Note 16 to Consolidated Financial Statements) should be read in conjunction with this discussion.

      INSURANCE -- UNDERWRITING

        A summary follows of underwriting results from Berkshire's insurance businesses for the past three years.

                                                                  (dollars in millions)
                                                                -------------------------
                                                                2000        1999     1998
                                                                ----        ----     ----
Underwriting gain (loss) attributable to:
   GEICO .................................................    $  (224)    $    24     $269
   General Re ............................................     (1,224)     (1,184)      --
   Berkshire Hathaway Reinsurance Group ..................       (175)       (256)     (21)
   Berkshire Hathaway Direct Insurance Group .............         38          22       17
                                                              -------     -------     ----
Underwriting gain (loss) -- pre-tax ......................     (1,585)     (1,394)     265
Income taxes and minority interest .......................       (564)       (497)      94
                                                              -------     -------     ----
      Net underwriting gain (loss) .......................    $(1,021)    $  (897)    $171
                                                              =======     =======     ====

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

        A significant marketing strategy followed by all these businesses is the maintenance of extraordinary capital strength. Statutory surplus as regards policyholders of Berkshire's insurance businesses totaled approximately $41.5 billion at December 31, 2000. This superior capital strength creates opportunities, especially with respect to reinsurance activities, to negotiate and enter into contracts of insurance specially designed to meet unique needs of sophisticated insurance and reinsurance buyers. Additional information regarding Berkshire's insurance and reinsurance operations is presented on the following pages.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        INSURANCE -- UNDERWRITING (Continued)

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

        GEICO's underwriting results for the past three years are summarized below.

                                                       (dollars are in millions)
                                        -------------------------------------------------------
                                               2000               1999               1998
                                        -----------------   ----------------   ----------------
                                        Amount        %     Amount       %     Amount       %
                                        ------      -----   ------     -----   ------     -----
Premiums written .....................  $5,778              $4,953             $4,182
                                        ======              ======             ======
Premiums earned ......................  $5,610      100.0   $4,757     100.0   $4,033     100.0
                                        ------      -----   ------     -----   ------     -----
Losses and loss expenses .............   4,809       85.7    3,815      80.2    2,978      73.8
Underwriting expenses ................   1,025       18.3      918      19.3      786      19.5
                                        ------      -----   ------     -----   ------     -----
Total losses and expenses ............   5,834      104.0    4,733      99.5    3,764      93.3
                                        ------      =====   ------     =====   ------     =====
Underwriting gain (loss) -- pre-tax ..  $ (224)             $   24             $  269
                                        ======              ======             ======

        Premiums earned by GEICO in 2000 totaled $5,610 million, an increase of 17.9% over 1999, which, in turn exceeded premiums earned in 1998 by 17.9%. The growth in premiums earned in 2000 for voluntary auto was 18.3% reflecting an 8.5% increase in policies-in-force during the past year and increased premium rates. During 2000, in response to increased losses, GEICO implemented rate increases in many states and tightened underwriting standards. Additional rate increases will be taken, as necessary, to align rates with pricing targets. It takes six to twelve months for the full effect of a rate change to be reflected in premiums earned.

        While policies-in-force grew over the last twelve months (8.2% in the preferred-risk auto market and 9.5% in the standard and nonstandard auto lines), total policies-in-force were relatively unchanged during the second half of 2000. Voluntary auto new business sales in 2000 decreased 10.6% compared to 1999 due to decreased response to advertising, increased premium rates and tightened underwriting standards. The decline in new business sales over the last half of 2000 was significant. It is currently believed that policies-in-force in the preferred-risk auto line will increase in 2001. However, policies-in-force may decline in the standard and nonstandard auto lines.

        Losses and loss adjustment expenses incurred increased 26.1% to $4,809 million in 2000. GEICO's loss ratio, which measures the portion of premiums earned that is paid or reserved for losses and related claims handling expenses, was 85.7% in 2000 compared to 80.2% in 1999 and 73.8% in 1998. The increased ratio in 2000 reflects higher severity of losses related to personal injury protection coverages and increasing cost trends for medical payments and automobile repair costs. The increases in severity were greater than anticipated resulting in larger than expected underwriting losses. As mentioned previously, GEICO has filed for rate increases to reflect the increased average severity of claims.

        The levels of catastrophe losses incurred in each of the past three years were relatively minor. Catastrophe losses added approximately one percentage point to the loss ratio in each of the past three years.

        GEICO's insurance subsidiaries are defendants in several class action lawsuits related to the use of collision repair parts not produced by the original auto manufacturers. Management intends to vigorously defend GEICO's position over the use of these after-market parts. However, these lawsuits are in early stages of development and the ultimate outcome cannot be reasonably determined.

        GEICO's underwriting expenses in 2000 increased $107 million (11.7%) over 1999, following an increase of $132 million (16.8%) in 1999 over 1998. The increases in underwriting expenses reflect increased advertising and costs related to new business growth. In 2000, these increases were somewhat offset by significantly lower employee profit sharing expense. The unit cost of acquiring new business has continued to increase significantly in 2000 reflecting higher aggregate media spending and a lower ratio of new policies generated to new policies quoted. In response to higher unit costs, GEICO expects to reduce advertising expenditures in 2001. It is anticipated that the reduction in advertising expenditures combined with the expected impact of the previously noted underwriting actions will result in underwriting results slowly improving over the next twelve months.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        INSURANCE -- UNDERWRITING (Continued)

        General Re

        General Re was acquired by Berkshire effective December 21, 1998. General Re's results of operations are included in Berkshire's consolidated results beginning as of that date. The historical results for all of 1998 are presented for comparative purposes, although the full-year results are not included in Berkshire's 1998 consolidated results.

        General Re and its affiliates conduct a global reinsurance business, which provides reinsurance coverage in the United States and 129 other countries around the world. General Re's principal reinsurance operations are: (1) North American property/casualty, (2) International property/casualty, and (3) Global life/health. The International property/casualty operations are conducted primarily through Germany-based Cologne Re and its subsidiaries. At December 31, 2000, General Re had an 88% economic ownership interest in Cologne Re.

        General Re's consolidated underwriting results for the past three years are summarized below. Dollar amounts are in millions.

                                                         2000(1)     1999         1998
                                                         -------    -------      ------
                                                          Amount     Amount      Amount
                                                         -------    -------      ------
Premiums earned.......................................   $ 8,696    $ 6,905      $6,095
                                                         -------    -------      ------
Underwriting loss -- pre-tax..........................   $(1,224)   $(1,184)     $ (370)
                                                         =======    =======      ======

(1) During the fourth quarter of 2000, the International property/casualty and Global life/health operations discontinued reporting their results on a one-quarter lag. Consequently, General Re's 2000 results include one additional quarter for these businesses. See Note 1(a) to the accompanying Consolidated Financial Statements for additional information.

        Generally, underwriting conditions within the reinsurance industry during 2000 remained difficult. General Re's overall underwriting results during 2000 and 1999 were unsatisfactory in both the property/casualty and life/health reinsurance businesses. General Re management continues to take underwriting actions to address these matters with the objective of returning underwriting results to acceptable levels. Although the underwriting losses for 2000 were considerable, $239 million of the loss was attributed to a single large aggregate excess contract written in 2000. Additional information regarding this arrangement is provided in the North American property/casualty discussion.

        Otherwise, General Re's results for 2000 were improved over 1999. The improvement is believed to be a result of the actions already taken both in the North American and international businesses, as well as signs of improvement in certain segments of the reinsurance market. However, the impact of underwriting initiatives on international business may take longer to become effective than on U.S. business. Absent large property/catastrophe losses or adverse development with respect to existing loss reserves, Berkshire expects that General Re's underwriting results will continue to improve in 2001. Additional information and analysis with respect to each of General Re's underwriting units is presented below. In the tables that follow, dollar amounts are in millions.

        General Re's North American property/casualty underwriting results for the years ending December 31, 2000, 1999 and 1998 are summarized below.

                                                  2000            1999             1998
                                             -------------    -------------    -------------
                                             Amount    %      Amount    %      Amount    %
                                             ------  -----    ------  -----    ------  -----
Premiums written .......................     $3,517           $2,801           $2,707
                                             ======           ======           ======
Premiums earned ........................     $3,389  100.0    $2,837  100.0    $2,708  100.0
                                             ------  -----    ------  -----    ------  -----
Losses and loss expenses ...............      3,161   93.3     2,547   89.8     1,830   67.6
Underwriting expenses ..................        854   25.2       874   30.8       857   31.6
                                             ------  -----    ------  -----    ------  -----
Total losses and expenses ..............      4,015  118.5     3,421  120.6     2,687   99.2
                                             ------  =====    ------  =====    ------  =====
Underwriting gain (loss) -- pre-tax ....     $ (626)          $ (584)          $   21
                                             ======           ======           ======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        INSURANCE -- UNDERWRITING (Continued)
        General Re (Continued)

        General Re's North American property/casualty operations underwrite predominantly excess reinsurance across multiple lines of business. Premiums earned in 2000 exceeded premiums earned in 1999 by $552 million or 19.5%. Premiums earned in 1999 increased over 1998 levels by $129 million or 4.8%. A single large aggregate excess reinsurance contract affected premiums earned in the past two years. This reinsurance contract accounted for earned premiums of $404 million in 2000 and $154 million in 1999. The contract was not renewed in 2001. Excluding the effects of this contract, the growth in North American premiums during 2000 was primarily due to net increases in the national accounts, excess and surplus reinsurance lines and individual risk businesses. This net growth resulted from a combination of new business, the effects of rate increases on existing business, and was partially offset by the non-renewal of significantly under-performing business. In addition, the net increase in premiums in 2000 was partially due to reductions in reinsurance premiums ceded to the Berkshire Hathaway Reinsurance Group.

        Underwriting results from North American property/casualty operations for 2000 and 1999 produced underwriting losses of $626 million and $584 million, respectively. Underwriting results for 2000 include $239 million of net underwriting loss from assumption of the aggregate excess reinsurance contract referenced above. The effect of this aggregate excess reinsurance agreement on the 1999 net underwriting results was not significant due to a retrocession to the Berkshire Hathaway Reinsurance Group. Although, this contract produced a sizable net loss, it is expected to provide more than commensurate investment benefits in future years due to the large amount of float generated. Notwithstanding, this large excess contract added 5.5 points to the combined loss and expense ratio in 2000.

        When the effects of the aforementioned large aggregate excess contract are excluded, General Re's North American property/casualty underwriting results improved in 2000 as compared to the results for 1999. The underwriting loss ratio declined from 121.8% in 1999 to 113.0% in 2000. The improved results in 2000 were primarily due to the initial effects of underwriting actions on both property and casualty lines. In addition, catastrophe and large property losses were less in 2000 than in 1999. Losses arising from catastrophic events and other large property losses added 3.5 points to the North American property/casualty loss and loss expense ratio for 2000, as compared to 9.4 points for 1999 and 4.1 points for 1998. While the potential for catastrophe and large property losses are factors normally considered in underwriting decisions, the timing and magnitude of such losses can cause significant volatility in periodic underwriting results.

        The improvement in property lines in 2000 was partially offset by adverse development of reserves established for prior years' claims. The adverse loss development in 2000 arose primarily in the medical malpractice, commercial umbrella and casualty treaty reinsurance lines. In 1999 and 1998, General Re's North American property/casualty loss reserves experienced favorable reserve development, although the amount of favorable development in 1999 was considerably less than in 1998.

        General Re's International property/casualty underwriting results for the years ending December 31, 2000, 1999 and 1998 are summarized below.

                                        2000(1)          2000(2)           1999            1998
                                    --------------   --------------   -------------   --------------
                                    Amount     %     Amount     %     Amount    %     Amount     %
                                    ------   -----   ------   -----   ------  -----   ------   -----
Premiums written ..............     $3,036           $2,505           $2,506          $2,072
                                    ======           ======           ======          ======
Premiums earned ...............     $3,046   100.0   $2,478   100.0   $2,343  100.0   $2,095   100.0
                                    ------   -----   ------   -----   ------  -----   ------   -----
Losses and loss expenses ......      2,577    84.6    2,091    84.4    2,041   87.1    1,514    72.3
Underwriting expenses .........        987    32.4      803    32.4      775   33.1      682    32.5
                                    ------   -----   ------   -----   ------  -----   ------   -----
Total losses and expenses .....      3,564   117.0    2,894   116.8    2,816  120.2    2,196   104.8
                                    ------   =====   ------   =====   ------  =====   ------   =====
Underwriting loss -- pre-tax ...    $ (518)          $ (416)          $ (473)         $ (101)
                                    ======           ======           ======          ======

(1) Column includes 15 months of data due to elimination of one-quarter lag reporting in 2000.

(2) Column includes 12 months reported on a one-quarter lag and is shown for comparability with 1999 and 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        INSURANCE -- UNDERWRITING (Continued)

        General Re (Continued)

        The International property/casualty operations write quota-share and excess reinsurance on risks around the world. In recent years, the largest international markets have been in Germany and Western Europe. As previously noted, the International property/casualty operations discontinued reporting their results on a one-quarter lag during the fourth quarter of 2000. Results for the 2000 period contain fifteen months, or one additional quarter of information. The preceding table shows underwriting results for both the twelve month and fifteen month periods. The comparative analysis that follows excludes the additional quarter, with results for the additional three month period of 2000 discussed separately afterward.

        Premiums earned in the twelve months of 2000 exceeded 1999 amounts by 5.8%, whereas 1999 premiums earned exceeded 1998 levels by 11.8%. Adjusting for the effects of overall declining foreign exchange rates, earned premiums in local currencies grew 16.7% during 2000 and 12.0% during 1999. The growth in 2000 earned premiums was primarily due to increased premiums in European markets outside Germany, premiums which became due in 2000 to reinstate coverage as a result of fourth quarter 1999 European winter storm losses, new business in South America, and the effect of increased volume and participation in DP Mann's Syndicate 435 at Lloyd's of London. This growth was partially offset by the cancellation of some significant quota-share treaties.

        Underwriting results for General Re's International property/casualty segment for 2000 remained very bad. Loss and loss expense ratios for the twelve months of 2000 were 84.4% as compared to 87.1% for 1999 and 72.3% for 1998. The decrease in the loss ratio from 1999 was primarily due to lower levels of catastrophe and other large losses in 2000. The effect of catastrophes and other large property losses represented 5.9 points of the loss and loss expense ratio for 2000, compared to 5.4 points for 1999. The loss and loss expense ratio for 1999 also included approximately 4.0 points related to coverages for the motion picture business, which has since been discontinued. In 1998, catastrophe losses represented 1.3 points. Due to the large amount of property business written in the International property/casualty operations, periodic underwriting results can be volatile.

        The International property/casualty business generated an underwriting loss of $102 million during the additional quarter being reported in the 2000 financial statements (three month period ended December 31, 2000). The results were adversely affected by two catastrophes involving flood losses in the United Kingdom and Italy, totaling $25 million.

        General Re's Global life/health underwriting results for the years ending December 31, 2000, 1999 and 1998 are summarized below.

                                          2000(1)          2000(2)           1999             1998
                                     --------------    -------------    -------------    -------------
                                     Amount     %      Amount    %      Amount    %      Amount    %
                                     ------   -----    ------  -----    ------  -----    ------  -----
Premiums written ................    $2,263            $1,781           $1,736           $1,305
                                     ======            ======           ======           ======
Premiums earned .................    $2,261   100.0    $1,773  100.0    $1,725  100.0    $1,292  100.0
                                     ------   -----    ------  -----    ------  -----    ------  -----
Losses and loss expenses ........     1,869    82.6     1,473   83.1     1,434   83.2     1,263   97.8
Underwriting expenses ...........       472    20.9       384   21.6       418   24.2       319   24.6
                                     ------   -----    ------  -----    ------  -----    ------  -----
Total losses and expenses .......     2,341   103.5     1,857  104.7     1,852  107.4     1,582  122.4
                                     ------   =====    ------  =====    ------  =====    ------  =====
Underwriting loss -- pre tax ....    $  (80)           $  (84)          $ (127)          $ (290)
                                     ======            ======           ======           ======

(1) Column includes 15 months of data due to elimination of one-quarter lag reporting in 2000.

(2) Column includes 12 months reported on a one-quarter lag and is shown for comparability with 1999 and 1998.

        General Re's Global life/health affiliates reinsure such risks worldwide. Global life/health operations previously reported their results on a one-quarter lag. As previously noted, the Global life/health operations discontinued reporting results on a one-quarter lag during the fourth quarter of 2000. Reported results for 2000 contain fifteen months. The table above shows underwriting results for both the twelve month and fifteen month periods. The analysis that follows excludes this additional quarter, with results for that period discussed separately afterward.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        INSURANCE -- UNDERWRITING (Continued)
        General Re (Continued)

        Global life/health premiums earned in 2000 increased 2.8% over 1999 amounts. Premiums earned in 1999 increased 33.5% over 1998 levels. Adjusting both the 2000 and 1999 periods for the effects of run-off business written by a former London-based managing underwriter, Global life/health earned premiums increased 9.8% in 2000 and 20.3% in 1999. The increase in earned premiums in 2000 is primarily due to increases in the U.S. individual health segment and reduced retrocessions of business.

        The Global life/health operations produced improved but still unsatisfactory underwriting results for 2000. Underwriting results weakened in the international life/health business, while the U.S. life/health operations continued to show improvement. Of the $84 million Global life/health underwriting loss in 2000, $23 million was attributable to the U.S. operations and $61 million was incurred in the international operations. The U.S. life segment produced modest underwriting profits in 2000 and a significantly reduced loss in its health operations. Results in the international life operations deteriorated from 1999, primarily due to losses on personal accident and pension lines of business.

        Underwriting results for the additional quarter of 2000 produced a small profit of $4 million. While all segments showed improvement, the U.S. individual life and international health segments both produced underwriting profits during the quarter. The improvement in the U.S. individual life segment was primarily due to reduced mortality and better persistency.

        Berkshire Hathaway Reinsurance Group

        The Berkshire Hathaway Reinsurance Group ("BHRG") underwrites principally excess-of-loss reinsurance coverages for insurers and reinsurers around the world. BHRG is believed to be one of the leaders in providing catastrophe excess-of-loss reinsurance. In addition, over the past three years, BHRG has generated significant premium volume from a few very sizable retroactive reinsurance contracts.

        Underwriting results for the past three years are summarized in the following table. Dollar amounts are in millions.

                                                     2000             1999             1998
                                                --------------   --------------     ------------
                                                Amount     %     Amount     %      Amount    %
                                                ------   -----   ------   -----    ------  -----
Premiums written .........................      $4,724           $2,410             $986
                                                ======           ======             ====
Premiums earned ..........................      $4,705   100.0   $2,382   100.0     $939   100.0
                                                ------   -----   ------   -----     ----   -----
Losses and loss expenses .................       4,766   101.3    2,573   108.0      765    81.5
Underwriting expenses ....................         114     2.4       65     2.7      195    20.7
                                                ------   -----   ------   -----     ----   -----
Total losses and expenses ................       4,880   103.7    2,638   110.7      960   102.2
                                                 -----   =====    -----   =====      ---   =====
Underwriting loss -- pre-tax .............      $ (175)          $ (256)            $(21)
                                                ======           ======             ====

        Premiums earned from retroactive reinsurance contracts were $3,944 million in 2000, $1,508 million in 1999 and $343 million in 1998. In 2000, premiums of $2,438 million were derived from a single contract. Generally, retroactive reinsurance contracts indemnify the ceding company, subject to aggregate loss limits, with respect to insured loss events that are attributed to insurance contracts written in the past, usually many years ago. Many of these contracts may give rise to considerable amounts of environmental and latent injury claims.

        It is generally expected that losses ultimately paid under retroactive contracts will exceed the premiums received, in some cases by a wide margin. Premiums are based in part on time-value-of-money concepts because loss payments may occur over lengthy time periods. However, retroactive contracts do not significantly impact reported earnings in the year of inception. Consistent with Berkshire's accounting policy, the excess of the estimated ultimate losses payable over the premiums received is established as a deferred charge and amortized against income over the estimated future claim settlement periods. Although Berkshire expects that these contracts will produce significant underwriting losses over time, the business is accepted due to the exceptional levels of policyholder float generated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        INSURANCE -- UNDERWRITING (Continued)

        Berkshire Hathaway Reinsurance Group (Continued)

        Net underwriting losses with respect to retroactive reinsurance contracts were $191 million in 2000, $97 million in 1999 and $90 million in 1998. The net underwriting losses from this business reflect the amortization of deferred charges on retroactive reinsurance as well as the accretion of discounted structured settlement liabilities. The amortization and accretion charges are reported as losses incurred and, because there are no offsetting premiums, as underwriting losses. Due to the magnitude of the retroactive reinsurance contracts entered into during the past two years, deferred charges increased significantly. Consequently, as a result of the periodic amortization of deferred charges, underwriting losses are expected to increase in future periods.

        Premiums earned from non-catastrophe reinsurance contracts totaled $447 million in 2000, $560 million in 1999 and $310 million in 1998. In each of the last three years, the premiums earned from this business were derived predominantly from a small number of sizable contracts. Premiums earned in 2000 and 1999 included $58 million and $113 million, respectively, from contracts with General Re's North American property/casualty operations.

        Net underwriting losses from the non-catastrophe reinsurance business were $167 million in 2000, $355 million in 1999 and $86 million in 1998. BHRG incurred a net loss of approximately $186 million from a single aggregate excess contract during the fourth quarter of 2000. In 1999, BHRG had net underwriting losses of $220 million from a similar single excess contract. As with retroactive reinsurance contracts, the premiums established for non-catastrophe reinsurance contracts are based on time-value-of-money concepts because loss payments are expected to occur over lengthy time periods. Loss reserves for this business are established without such time discounting but, unlike retroactive reinsurance contracts, no deferred charges are established. Consequently, significant underwriting losses can result. This business is accepted because of the large amounts of float that is produced. It is anticipated that Berkshire will derive significant economic benefits over the lengthy period of time that the float is available for investment.

        Premiums earned from catastrophe excess contracts were $314 million in 2000 and 1999 and $286 million in 1998. Competition within the catastrophe reinsurance markets remains intense, which in many instances, makes premium rates inadequate or coverage conditions unacceptable. As a result, BHRG has accepted relatively few new arrangements. However, it is expected that this business will still produce meaningful amounts of earned premiums during 2001.

        Net underwriting gains from catastrophe reinsurance were $183 million in 2000, $196 million in 1999 and $155 million in 1998. Catastrophe losses incurred in each of the past three years were relatively minor. Significant exposure to losses remains with respect to contracts that are in-force at year-end 2000, especially with respect to a major earthquake in California or a major hurricane affecting the U.S. Future periodic underwriting results of this business are subject to extreme volatility. However, Berkshire's management is willing to accept volatility in reported results, provided there is a reasonable prospect of long-term profitability.

        Berkshire Hathaway Direct Insurance Group
        The Berkshire Hathaway Direct Insurance Group is comprised of a wide variety of smaller property/casualty businesses. These businesses include:
National Indemnity Company's traditional commercial motor vehicle and specialty risk operations ("NICO"); several companies collectively referred to as the "homestate" operations, which provide primarily standard commercial coverages to insureds and Central States Indemnity Company ("CSI"), a provider of credit card credit insurance to individuals nationwide through financial institutions. In August 2000, this group of businesses was expanded as a result of Berkshire's acquisition of United States Investment Corporation ("USIC"), whose insurance subsidiaries underwrite specialty insurance coverage in the United States.

        Collectively, direct insurance businesses produced earned premiums of $332 million in 2000, $262 million in 1999 and $328 million in 1998. In 2000, premiums earned increased primarily due to the inclusion of USIC and to comparatively greater amounts earned by CSI. The decrease in premiums earned in 1999 compared to 1998 was principally attributed to lower premiums at CSI. Net underwriting gains of the direct businesses totaled $38 million in 2000, $22 million in 1999 and $17 million in 1998. The increase in underwriting profits in 2000 over 1999 was primarily due to underwriting gains from USIC and an increase in underwriting gains at NICO.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        INSURANCE -- INVESTMENT INCOME

        Following is a summary of the net investment income of insurance operations for the past three years.

                                                                        (dollars in millions)
                                                                      ------------------------
                                                                       2000      1999     1998
                                                                      ------    ------    ----
Investment income before taxes...................................     $2,787    $2,482    $974
Applicable income taxes and minority interest....................        832       718     243
                                                                      ------    ------    ----
Investment income after taxes and minority interest..............     $1,955    $1,764    $731
                                                                      ======    ======    ====

        Investment income before taxes from the insurance operations increased in 2000 by $305 million (12.3%) over 1999. The increase in investment income in 2000 as compared to 1999 is due to greater amounts of taxable interest and dividend income, partially offset by reduced tax exempt interest. Approximately one-third of the total increase in pre-tax investment income in 2000 was attributed to the inclusion of the fifth quarter of General Re's International property/casualty and Global life/health operations, as previously discussed. Investment income in 1999 includes income of General Re's insurance operations, which were acquired by Berkshire in December 1998.

        At December 31, 2000, cash and invested assets totaled approximately $76.5 billion, an increase of approximately $4.1 billion from December 31, 1999. Insurance invested assets grew by about $25 billion in 1998 as a result of the General Re acquisition.

        Berkshire's insurance businesses generate large amounts of investment income derived from shareholder capital, as well as policyholder float. Float represents an estimate of the amount of funds ultimately payable to policyholders that is available for investment. Float denotes the sum of net loss and loss adjustment expense reserves, unearned premiums, and funds held under reinsurance agreements, less premiums receivable, deferred acquisition costs, deferred charges on retroactive reinsurance and prepaid income taxes. The aggregate float was approximately $27.9 billion at December 31, 2000 and $25.3 billion at December 31, 1999. Most of the increase in float during 2000 was generated by BHRG.

        Income taxes and minority interest as a percentage of investment income before taxes were 29.9% for 2000, 28.9% for 1999 and 24.9% for 1998. The increase in the rates reflects an increase in the proportion of taxable interest income relative to the amounts of dividend and tax exempt interest, which are effectively taxed at lower rates.

NON-INSURANCE BUSINESSES

        A summary follows of results from Berkshire's non-insurance businesses for the past three years.

                                                          (dollars in millions)
                                               --------------------------------------------
                                                   2000            1999            1998
                                               ------------   -------------   -------------
                                               Amount    %    Amount     %    Amount     %
                                               ------   ---   ------    ---   ------    ---
Revenues ...................................   $7,886   100   $6,042    100   $4,865    100
Cost and expenses ..........................    6,595    84    5,205     86    4,005     82
                                               ------   ---   ------    ---   ------    ---
Operating profit ...........................    1,291    16      837     14      860     18
Income taxes and minority interest .........      487     6      319      5      322      7
                                               ------   ---   ------    ---   ------    ---
Contribution to net earnings ...............   $  804    10   $  518      9   $  538     11
                                               ======   ===   ======    ===   ======    ===

        A comparison of revenues and operating profits between 2000, 1999 and 1998 for the non-insurance businesses follows.

                                          (dollars in millions)
                             ----------------------------------------------    Operating Profit
                                    Revenues            Operating Profits     as a % of Revenues
                             ----------------------  ----------------------   ------------------
Non-Insurance Businesses      2000     1999    1998    2000    1999    1998   2000   1999   1998
------------------------     ------  ------  ------  ------    ----    ----   ----   ----   ----
Flight Services ..........    2,279   1,856     858     213     225     181      9     12    21
Retail businesses ........    1,864   1,402   1,213     175     130     110      9      9     9
Scott Fetzer Companies ...      963   1,021   1,002     122     147     137     13     14    14
Other businesses .........    2,780   1,763   1,792     781     335     432     28     19    24
                              -----   -----   -----     ---     ---     ---
                             $7,886  $6,042  $4,865  $1,291    $837    $860
                             ======  ======  ======  ======    ====    ====

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        NON-INSURANCE BUSINESSES (Continued)

        2000 compared to 1999

        Revenues from Berkshire's numerous and diverse non-insurance businesses of $7,886 million in 2000 increased $1,844 million (30.5%) from the prior year. The aggregate operating profits from these businesses of $1,291 million in 2000 increased $454 million (54.2%). Revenues and operating results for Berkshire's non-insurance business activities will change considerably in 2001. Just prior to the end of 2000, Berkshire acquired Benjamin Moore, a leading formulator and manufacturer of architectural and industrial coatings. Additionally, during the first two months of 2001, Berkshire acquired 87.3% of Shaw Industries, the world's largest producer of tufted broadloom carpet and rugs and Johns Manville, a leading producer of insulation and building products. These three businesses generated approximately $7 billion in sales revenues in 2000.

        The following is a discussion of significant matters impacting comparative results for the non-insurance businesses.

        Flight Services

        This segment includes FlightSafety and Executive Jet. FlightSafety provides high technology training to operators of aircraft and ships. FlightSafety's worldwide clients include corporations, the military and government agencies. Executive Jet is the world's leading provider of fractional ownership programs for general aviation aircraft. Revenues from flight services in 2000 increased $423 million (22.8%) over 1999. Most of the increase in revenues was attributed to Executive Jet, which produced significant increases in revenues from both flight operations and aircraft sales. Revenues from FlightSafety also increased approximately 10% in 2000 as compared to 1999, reflecting both increased training revenues and product sales. Operating profits in 2000 decreased $12 million (5.3%) as compared to 1999. Increased operating profits at FlightSafety were more than offset by reduced operating profits at Executive Jet. Executive Jet's results in 2000 and 1999 reflect operating losses related to expansion into Europe as well as significantly higher operating costs incurred to generate future domestic growth.

        Retail Businesses

        These businesses include four independently managed retailers of home furnishings (Nebraska Furniture Mart, R.C. Willey Home Furnishings, Star Furniture and Jordan's Furniture) and three independently managed retailers of fine jewelry (Borsheim's, Helzberg's Diamond Shops and Ben Bridge Jeweler). Two of these businesses were acquired during the past two years (Jordan's Furniture
- November, 1999 and Ben Bridge Jeweler - July, 2000). Revenues of these businesses in 2000 increased $462 million (33.0%) as compared to 1999 and operating profits in 2000 increased $45 million (34.6%) as compared to 1999. Approximately 70% of the increase in revenues and 80% of the increase in operating profits in 2000 was due to the inclusion of the results of Jordan's for the full year in 2000 and to the inclusion of Ben Bridge from the date of its acquisition.

        Scott Fetzer Companies

        The Scott Fetzer companies are a group of about twenty diverse manufacturing and distribution businesses under common management. Principal businesses in this group of companies sell products under the Kirby (home cleaning systems), Campbell Hausfeld (air compressors, paint sprayers, generators and pressure washers) and World Book (encyclopedias and other educational products) names. These three businesses normally produce approximately 60% of the revenues and 65% of the operating profits of Scott Fetzer. Revenues in 2000 from Scott Fetzer's businesses decreased $58 million (5.7%) as compared to 1999. Operating profits in 2000 declined $25 million (17.0%) as compared to 1999. The decline in revenues was due primarily to lower sales of power generators at Campbell Hausfeld and lower unit sales at Kirby. In 1999, sales of generators were unusually high due in part to Year 2000 concerns. In addition to the impact on operating profits from the aforementioned revenue declines, the decline in operating profits was also due in part to reduced profits at World Book.

        Other Businesses

        Other businesses conduct a broad range of activities. A brief description of the most significant of the activities conducted by this diverse group of non-insurance businesses is provided in Note 16 to the accompanying Consolidated Financial Statements. During 2000, Berkshire acquired three businesses that are currently included in this group (CORT Business Services, acquired in February, 2000; Justin Brands and Acme Building Brands, acquired in August, 2000; and Benjamin Moore, acquired in December, 2000).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        NON-INSURANCE BUSINESSES (Continued)

        Other Businesses (Continued)

        Revenues in 2000 of this group of businesses increased approximately $1,017 million (57.7%) over 1999. Operating profits of these businesses in 2000 exceeded 1999 by $446 million (133%). Approximately $600 million of the increase in revenues and $85 million of the increase in operating profits was attributed to the aforementioned business acquisitions. In addition, a significant increase in net revenues and operating profits was generated by Berkshire's finance and financial products businesses. The increase in operating profits of the finance and financial products businesses in 2000 was produced primarily from realized gains on a large portfolio of fixed maturity securities acquired in 1999 pursuant to a proprietary trading strategy. These securities were disposed of during 2000. Partially offsetting the realized gains on trading securities in 2000 were operating losses at GRS.

        1999 compared to 1998

        Revenues from the non-insurance businesses increased $1,177 million (24.2%) in 1999 as compared to 1998. Operating profits of $837 million during 1999 decreased $23 million (2.7%) from the comparable 1998 amount. The most significant factor giving rise to the revenue increase was the inclusion of Executive Jet for a full year in 1999 versus just under five months during 1998. Operating profits increased at Berkshire's Flight Services, Retail and Scott Fetzer business segments. However, more than offsetting these increases was a decline of $87 million in operating profits from Berkshire's finance and financial products businesses.

        GOODWILL AMORTIZATION AND OTHER PURCHASE-ACCOUNTING ADJUSTMENTS

        Goodwill amortization and other purchase-accounting adjustments reflect the after-tax effect on net earnings with respect to the amortization of goodwill of acquired businesses and the amortization of fair value adjustments to certain assets and liabilities which were recorded at the business acquisition dates. The increase in 2000 as compared to 1999 is primarily due to the inclusion of a charge of $219 million related to the write-off of goodwill related to Dexter Shoe (see Note 1(g) to the Consolidated Financial Statements). The significant increase in such charges during 1999 as compared to 1998 periods is primarily due to the acquisition of General Re at the end of 1998.

        Other purchase-accounting adjustments consist primarily of the amortization of the excess market value over the historical cost of fixed maturity investments that existed as of the date of certain business acquisitions, principally GEICO and General Re. Such excess is included in Berkshire's cost of the investments and is being amortized over the estimated remaining lives of the assets. The unamortized excess remaining in the cost of fixed maturity investments was $680 million at December 31, 2000, $940 million at December 31, 1999 and $1.2 billion at December 31, 1998.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        EQUITY PRICE RISK

        Strategically, Berkshire strives to invest in businesses that possess excellent economics, with able and honest management and at sensible prices. Berkshire's management prefers to invest a meaningful amount in each investee. Accordingly, Berkshire's equity investments are concentrated in relatively few investees. At year-end 2000 and 1999, approximately 70% of the total fair value of investments in equity securities was concentrated in four investees.

        Berkshire's preferred strategy is to hold equity investments for very long periods of time. Thus, Berkshire management is not necessarily troubled by short term price volatility with respect to its investments provided that the underlying business, economic and management characteristics of the investees remain favorable. Berkshire strives to maintain above average levels of shareholder capital to provide a margin of safety against short term equity price volatility.

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

        In addition to its equity investments, Berkshire's obligations with respect to the 1% Senior Exchangeable Notes are subject to equity price risks. See Note 10 to the Consolidated Financial Statements for information regarding the Exchange Notes. The Exchange Notes had a carrying value of $235 million at December 31, 2000 and $449 million at December 31, 1999. For purposes of this discussion, these amounts have been deducted from the fair value of equity securities.

        The table below summarizes Berkshire's equity price risks as of December 31, 2000 and 1999 and shows the effects of a hypothetical 30% increase and a 30% decrease in market prices as of those dates. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due both to the nature of equity markets and the aforementioned concentrations existing in Berkshire's equity investment portfolio. Dollars are in millions.

                                                             Estimated        Hypothetical
                                                             Fair Value        Percentage
                                                               after            Increase
                                                            Hypothetical     (Decrease) in
                                    Fair     Hypothetical    Change in       Shareholders'
                                    Value    Price Change      Prices            Equity
                                    -----    ------------   ------------     -------------

As of December 31, 2000 .......     $37,384  30% increase     $48,599              11.7
                                             30% decrease      26,170             (11.7)

As of December 31, 1999 .......     $37,323  30% increase     $48,520              12.4
                                             30% decrease      26,126             (12.4)

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

        The following table summarizes the estimated effects of hypothetical increases and decreases in interest rates on assets and liabilities that are subject to interest rate risk. It is assumed that the changes occur immediately and uniformly to each category of instrument containing interest rate risks. The hypothetical changes in market interest rates do not reflect what could be deemed best or worst case scenarios. Variations in market interest rates could produce significant changes in the timing of repayments due to prepayment options available. For these reasons, actual results might differ from those reflected in the table which follows. Dollars are in millions.

                                                         Estimated Fair Value after
                                                    Hypothetical Change in Interest Rates
                                               ------------------------------------------------
                                                              (bp=basis points)
                                               ------------------------------------------------
                                               Fair     100 bp     100 bp     200 bp    300 bp
                                               Value    decrease  increase   increase  increase
                                               -------  --------  --------   --------  --------
As of December 31, 2000
Investments in securities with fixed
  maturities ...............................   $32,567  $33,466   $31,346    $30,005   $28,690
Borrowings under investment agreements and
  other debt ...............................     2,470    2,540     2,404      2,336     2,274


As of December 31, 1999
Investments in securities with fixed
  maturities ...............................   $30,222  $31,942   $28,483    $26,852   $25,413
Borrowings under investment agreements and
  other debt ...............................     1,971    2,059     1,891      1,819     1,753


        FINANCIAL PRODUCTS RISK

        The finance and financial products operations are subject to market risk principally through Gen Re Securities Holdings Limited ("GRS"). GRS monitors its market risk on a daily basis across all swap and option products by calculating the effect on operating results of potential changes in market variables over a one week period, based on historical market volatility, correlation data and informed judgment. This evaluation is done on an individual trading book basis, against limits set by individual book, to a 99% probability level. GRS sets market risk limits for each type of risk, and for an aggregate measure of risk, based on a 99% probability that movements in market rates will not affect the results from operations in excess of the risk limit over a one week period. GRS's weekly aggregate market risk limit was $22 million in 2000 and $15 million in 1999. During 1999, the actual losses exceeded the market risk limit on one occasion. In addition to these daily and weekly assessments of risk, GRS prepares periodic stress tests to assess its exposure to extreme movements in various market risk factors.

        The table below shows the highest, lowest and average value at risk, as calculated using the above methodology, by broad category of market risk to which GRS is exposed. Dollars are in millions.

                                                        2000
                               -------------------------------------------------------      1999
                                              Foreign                                     ---------
                               Interest    Exchange Rate  Equity    Credit   All Risks    All Risks
                               ---------   -------------  ------    ------   ---------    ---------
Highest ..................        $7             $6         $4        $3       $14          $10
Lowest ...................         3              3         --         1         1            4
Average ..................         5              4          1         1         4            8

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        FINANCIAL PRODUCTS RISK (Continued)

        GRS evaluates and records a fair-value adjustment to recognize counterparty credit exposure and future costs associated with administering each contract. The expected credit exposure for each trade is initially established on the trade date and is determined through the use of a proprietary credit exposure model that is based on historical default probabilities, market volatilities and, if applicable, the legal right of setoff. These exposures are continually monitored and adjusted due to changes in the credit quality of the counterparty, changes in interest and currency rates or changes in other factors affecting credit exposure. Since inception, GRS has not experienced any credit losses.

LIQUIDITY AND CAPITAL RESOURCES

        Berkshire's balance sheet continues to reflect significant liquidity and a strong capital base. Consolidated shareholders' equity at December 31, 2000 totaled $61.7 billion. Consolidated cash and invested assets, excluding assets of finance and financial products businesses totaled approximately $77.1 billion at December 31, 2000. Berkshire has deployed about $7.7 billion in cash for business acquisitions and investments in MidAmerican during 2000 and the first two months of 2001. Cash utilized in these acquisitions was generated internally.

        The net amount of borrowings under investment agreements and other debt increased $198 million during 2000. The increase was due to the inclusion of debt of subsidiaries assumed in connection with business acquisitions during 2000 and an increase in borrowings of certain Berkshire subsidiaries, partially offset by a decline in corporate debt.

FORWARD-LOOKING STATEMENTS

        Investors are cautioned that certain statements contained in this document, as well as some statements by the Company in periodic press releases and some oral statements of Company officials during presentations about the Company, are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, which include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," or similar expressions. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Company actions, which may be provided by management are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about the Company, economic and market factors and the industries in which the Company does business, among other things. These statements are not guaranties of future performance and the Company has no specific intention to update these statements.

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

        See "Market Risk Disclosures" contained in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA






                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Berkshire Hathaway Inc.


We have audited the accompanying consolidated balance sheets of Berkshire Hathaway Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of earnings, cash flows and changes in shareholders' equity for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Berkshire Hathaway Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
March 5, 2001
Omaha, Nebraska

                             BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (dollars in millions except per share amounts)

                                                                         DECEMBER 31,
                                                                    ----------------------
                                                                      2000          1999
                                                                    --------      --------
                                     ASSETS
Cash and cash equivalents ....................................      $  5,263      $  3,835
Investments:
  Securities with fixed maturities ...........................        32,567        30,222
  Equity securities ..........................................        37,619        37,772
  Other ......................................................         1,637         1,736
Receivables ..................................................        11,764         8,558
Inventories ..................................................         1,275           844
Investments in MidAmerican Energy Holdings Company ...........         1,719            --
Assets of finance and financial products businesses ..........        16,829        24,229
Property, plant and equipment ................................         2,699         1,903
Goodwill of acquired businesses ..............................        18,875        18,281
Other assets .................................................         5,545         4,036
                                                                    --------      --------
                                                                    $135,792      $131,416
                                                                    ========      ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Losses and loss adjustment expenses ..........................      $ 33,022      $ 26,802
Unearned premiums ............................................         3,885         3,718
Accounts payable, accruals and other liabilities .............         8,374         7,458
Income taxes, principally deferred ...........................        10,125         9,566
Borrowings under investment agreements and other debt ........         2,663         2,465
Liabilities of finance and financial products businesses .....        14,730        22,223
                                                                    --------      --------
                                                                      72,799        72,232
                                                                    --------      --------

Minority shareholders' interests .............................         1,269         1,423
                                                                    --------      --------
Shareholders' equity:
  Common Stock:*
   Class A Common Stock, $5 par value
     and Class B Common Stock, $0.1667 par value .............             8             8
  Capital in excess of par value .............................        25,524        25,209
  Accumulated other comprehensive income .....................        17,543        17,223
  Retained earnings ..........................................        18,649        15,321
                                                                    --------      --------
     Total shareholders' equity ..............................        61,724        57,761
                                                                    --------      --------
                                                                    $135,792      $131,416
                                                                    ========      ========

   * Class B Common Stock has economic rights equal to one-thirtieth (1/30) of the economic rights of Class A Common Stock. Accordingly, on an equivalent Class A Common Stock basis, there are 1,526,230 shares outstanding at December 31, 2000 versus 1,520,562 shares outstanding at December 31, 1999.


           See accompanying Notes to Consolidated Financial Statements

                             BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                 (dollars in millions except per share amounts)

                                                                             YEAR ENDED DECEMBER 31,
                                                                    ------------------------------------------
                                                                       2000            1999            1998
                                                                    ----------      ----------      ----------
REVENUES:
  Insurance premiums earned ..................................      $   19,343      $   14,306      $    5,481
  Sales and service revenues .................................           7,331           5,918           4,675
  Interest, dividend and other investment income .............           2,686           2,314           1,049
  Income from MidAmerican Energy Holdings Company ............             105              --              --
  Income from finance and financial products businesses ......             556             125             212
  Realized investment gain ...................................           3,955           1,365           2,415
                                                                    ----------      ----------      ----------
                                                                        33,976          24,028          13,832
                                                                    ----------      ----------      ----------
COST AND EXPENSES:
  Insurance losses and loss adjustment expenses ..............          17,332          12,518           4,040
  Insurance underwriting expenses ............................           3,602           3,220           1,184
  Cost of products and services sold .........................           4,893           4,065           3,018
  Selling, general and administrative expenses ...............           1,703           1,164           1,056
  Goodwill amortization ......................................             715             477             111
  Interest expense ...........................................             144             134             109
                                                                    ----------      ----------      ----------
                                                                        28,389          21,578           9,518
                                                                    ----------      ----------      ----------
EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST ...........           5,587           2,450           4,314
  Income taxes ...............................................           2,018             852           1,457
  Minority interest ..........................................             241              41              27
                                                                    ----------      ----------      ----------
NET EARNINGS .................................................      $    3,328      $    1,557      $    2,830
                                                                    ==========      ==========      ==========
  Average common shares outstanding * ........................       1,522,933       1,519,703       1,251,363
NET EARNINGS PER COMMON SHARE * ..............................      $    2,185      $    1,025      $    2,262
                                                                    ==========      ==========      ==========

     * Average shares outstanding include average Class A Common shares and average Class B Common shares determined on an equivalent Class A Common Stock basis. Net earnings per common share shown above represents net earnings per equivalent Class A Common share. Net earnings per Class B Common share is equal to one-thirtieth (1/30) of such amount or $73 per share for 2000, $34 per share for 1999, and $75 per share for 1998.


           See accompanying Notes to Consolidated Financial Statements

                             BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (dollars in millions)

                                                                              YEAR ENDED DECEMBER 31,
                                                                      --------------------------------------
                                                                        2000           1999           1998
                                                                      --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings .................................................      $  3,328       $  1,557       $  2,830
  Adjustments to reconcile net earnings to cash flows
    from operating activities:
   Realized investment gain ....................................        (3,955)        (1,365)        (2,415)
   Depreciation and amortization ...............................           997            688            265
   Changes in assets and liabilities before effects from
     business acquisitions:
   Losses and loss adjustment expenses .........................         5,976          3,790            347
   Deferred charges -- reinsurance assumed .....................        (1,075)          (958)           (80)
   Unearned premiums ...........................................            97            394            179
   Receivables .................................................        (3,062)          (834)           (56)
   Accounts payable, accruals and other liabilities ............           660             (5)             4
   Finance businesses trading activities .......................        (1,126)           473             52
   Income taxes ................................................           757         (1,395)          (329)
   Other .......................................................           350           (145)          (140)
                                                                      --------       --------       --------
   Net cash flows from operating activities ....................         2,947          2,200            657
                                                                      --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities with fixed maturities ................       (16,550)       (18,380)        (2,697)
  Purchases of equity securities ...............................        (4,145)        (3,664)        (1,865)
  Proceeds from sales of securities with fixed maturities ......        13,119          4,509          6,339
  Proceeds from redemptions and maturities of securities
   with fixed maturities .......................................         2,530          2,833          2,132
  Proceeds from sales of equity securities .....................         6,870          4,355          4,868
  Loans and investments originated in finance businesses .......          (857)        (2,526)        (1,028)
  Principal collection on loans and investments
   originated in finance businesses ............................         1,142            845            295
  Acquisitions of businesses, net of cash acquired .............        (3,798)          (153)         4,971
  Other ........................................................          (582)          (417)          (302)
                                                                      --------       --------       --------
   Net cash flows from investing activities ....................        (2,271)       (12,598)        12,713
                                                                      --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings of finance businesses ...............           120            736            120
  Proceeds from other borrowings ...............................           681          1,118          1,266
  Repayments of borrowings of finance businesses ...............          (274)           (46)           (83)
  Repayments of other borrowings ...............................          (806)        (1,333)        (1,225)
  Change in short term borrowings of finance businesses ........           500           (311)            --
  Changes in other short term borrowings .......................           324            340            (20)
  Other ........................................................           (75)          (137)             3
                                                                      --------       --------       --------
   Net cash flows from financing activities ....................           470            367             61
                                                                      --------       --------       --------
   Increase (decrease) in cash and cash equivalents ............         1,146        (10,031)        13,431
Cash and cash equivalents at beginning of year .................         4,458         14,489          1,058
                                                                      --------       --------       --------
CASH AND CASH EQUIVALENTS AT END OF YEAR * .....................      $  5,604       $  4,458       $ 14,489
                                                                      ========       ========       ========
* Cash and cash equivalents at end of year are comprised of
  the following:
   Finance and financial products businesses ...................      $    341       $    623       $    907
   Other .......................................................         5,263          3,835         13,582
                                                                      --------       --------       --------
                                                                      $  5,604       $  4,458       $ 14,489
                                                                      ========       ========       ========


           See accompanying Notes to Consolidated Financial Statements

                             BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                              (dollars in millions)


                                                                                        Accumulated
                                                Class A &    Capital in                    Other
                                                B Common      Excess of     Retained    Comprehensive   Comprehensive
                                                  Stock       Par Value     Earnings       Income           Income
                                                ---------    ----------     --------    -------------   -------------
BALANCE DECEMBER 31, 1997 ................      $      7      $  2,316      $ 10,934      $ 18,198
Common stock issued in
connection with acquisitions of
businesses ...............................             1        22,805
Net earnings .............................                                     2,830                       $  2,830
                                                                                                           --------
Other comprehensive income items:
Unrealized appreciation of
investments ..............................                                                   3,011            3,011
Reclassification adjustment for
appreciation included in net
earnings .................................                                                  (2,415)          (2,415)
Income taxes and minority
interests ................................                                                    (284)            (284)
                                                                                                           --------
Other comprehensive income ...............                                                                      312
                                                                                                           --------
Total comprehensive income ...............                                                                 $  3,142
                                                --------      --------      --------      --------         ========
BALANCE DECEMBER 31, 1998 ................      $      8      $ 25,121      $ 13,764      $ 18,510
Net earnings .............................                                     1,557                       $  1,557
                                                                                                           --------
Exercise of stock options issued in
connection with business
acquisitions .............................
Other comprehensive income items:                                   88

Unrealized appreciation of
investments ..............................                                                    (795)            (795)
Reclassification adjustment for
appreciation included in net
earnings .................................                                                  (1,365)          (1,365)
Foreign currency translation
losses ...................................                                                     (16)             (16)
Income taxes and minority
interests ................................                                                     889              889
                                                                                                           --------
Other comprehensive income ...............                                                                   (1,287)
                                                                                                           --------
Total comprehensive income ...............                                                                 $    270
                                                --------      --------      --------      --------         ========
BALANCE DECEMBER 31, 1999 ................      $      8      $ 25,209      $ 15,321      $ 17,223
Common stock issued in
connection with acquisitions of
businesses ...............................                         224
Net earnings .............................                                     3,328                       $  3,328
                                                                                                           --------
Exercise of stock options issued
in connection with business
acquisitions .............................                          91
Other comprehensive income items:

Unrealized appreciation of
investments ..............................                                                   4,410         $  4,410
Reclassification adjustment for
appreciation included in net
earnings .................................                                                  (3,955)          (3,955)
Foreign currency translation
losses ...................................                                                    (161)            (161)
Income taxes and minority
interests ................................                                                      26               26
                                                                                                           --------
Other comprehensive income ...............                                                                      320
                                                                                                           --------
Total comprehensive income ...............                                                                 $  3,648
                                                --------      --------      --------      --------         ========
BALANCE DECEMBER 31, 2000 ................      $      8      $ 25,524      $ 18,649      $ 17,543
                                                ========      ========      ========      ========


           See accompanying Notes to Consolidated Financial Statements

                             BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

(1)  SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

     (a)  Nature of operations and basis of consolidation

          Berkshire Hathaway Inc. ("Berkshire" or "Company") is a holding company owning subsidiaries engaged in a number of diverse business activities. The most important of these are property and casualty insurance businesses conducted on both a direct and reinsurance basis. Further information regarding these businesses and Berkshire's other reportable business segments is contained in Note
             16. Berkshire initiated and/or consummated several business acquisitions over the past three years. The significant business acquisitions are described more fully in Note 2. The accompanying consolidated financial statements include the accounts of Berkshire consolidated with accounts of all its subsidiaries. Intercompany accounts and transactions have been eliminated.

          Since acquired in December 1998, the International property/casualty and Global life/health reinsurance activities of General Re have been reported in Berkshire's financial statements based on a one-quarter lag to facilitate the timely completion of the consolidated financial statements. During the fourth quarter of 2000, General Re implemented a number of procedural changes and improvements that now permit reporting of these businesses without the one-quarter lag. Accordingly, Berkshire's consolidated statements of earnings and cash flows for the year ended December 31, 2000 include five quarters of results of operations and cash flows of these operations. The effect of eliminating the one-quarter lag in reporting was not significant to Berkshire's consolidated statement of earnings for the year ending December 31, 2000.

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

     (d)  Investments

          Berkshire's management determines the appropriate classifications of investments at the time of acquisition and re-evaluates the classifications at each balance sheet date. Investments may be classified as held-for-trading, held-to-maturity, or, when neither of those classifications is appropriate, as available-for-sale. Berkshire's investments in fixed maturity and equity securities are classified as available-for-sale. Available-for-sale securities are stated at fair value with unrealized gains or losses, net of taxes and minority interest, reported as a separate component in shareholders' equity. Realized gains and losses, which arise when available-for-sale investments are sold (as determined on a specific identification basis) or other than temporarily impaired are included in the Consolidated Statements of Earnings.

          Other investments include investments in limited partnerships and commodities which are carried at fair value in the accompanying balance sheets. The realized and unrealized gains and losses associated with these investments are included in the Consolidated Statements of Earnings as a component of realized investment gain.

          Accounting policies and practices for investments held by finance and financial products businesses are described in Note 7.

(1)  SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (Continued)

     (e)  Inventories

          Inventories are stated at the lower of cost or market. Cost with respect to manufactured goods includes raw materials, direct and indirect labor and factory overhead. Approximately 54% of the total inventory cost was determined using the first-in-first-out (FIFO) method with the remainder valued using the last-in-first-out (LIFO) method. With respect to inventories carried at LIFO cost, the aggregate difference in value between LIFO cost and cost determined under FIFO methods was not material as of December 31, 2000 and December 31, 1999.

     (f)  Property, plant and equipment

          Property, plant and equipment is recorded at cost. Renewals and betterments are capitalized; maintenance and repairs are charged to expense as incurred. Depreciation is provided principally on the straight-line method over estimated useful lives as follows: aircraft, simulators, training equipment and spare parts, 4 to 20 years; buildings and improvements, 10 to 40 years; machinery, equipment, furniture and fixtures, 3 to 10 years. Leasehold improvements are amortized over the life of the lease or the life of the improvement, whichever is shorter. Interest is capitalized as an integral component of cost during the construction period of simulators and facilities and is amortized over the life of the related assets.

     (g)  Goodwill of acquired businesses

          Goodwill of acquired businesses represents the difference between purchase cost and the fair value of the net assets of acquired businesses and is being amortized on a straight line basis generally over 40 years. The Company periodically reviews the recoverability of the carrying value of goodwill of acquired businesses to ensure it is appropriately valued. In the event that a condition is identified which may indicate an impairment issue exists, an assessment is performed using a variety of methodologies.

          During the fourth quarter of 2000, Berkshire management concluded that an impairment of goodwill existed with respect to the investment in Dexter Shoe. For the years ended December 31, 2000 and 1999, as a result of intense competition from importers, Dexter Shoe has incurred operating losses. During 2000, certain manufacturing facilities were closed and certain other facilities are expected to close in 2001. Goodwill amortization shown in the accompanying Consolidated Statements of Earnings for 2000 includes a charge of $219 million related to the impairment.

     (h)  Revenue recognition

          Insurance premiums for prospective property/casualty insurance and reinsurance and health reinsurance policies are earned in proportion to the level of insurance protection provided. In most cases, premiums are recognized as revenues ratably over their terms with unearned premiums computed on a monthly or daily pro rata basis. Premium adjustments on contracts and audit premiums are based on estimates over the contract period. Consideration received for retroactive reinsurance policies, including structured settlements, is recognized as premiums earned at the inception of the contracts. Premiums for life contracts are earned when due. Premiums earned are stated net of amounts ceded to reinsurers.

          Revenues from product or merchandise sales are recognized upon passage of title to the customer, which coincides with customer pickup, product shipment, delivery or acceptance, depending on terms of the sales arrangement. Service revenues are generally recognized as the services are performed. Services provided pursuant to a contract are either recognized over the contract period, or upon completion of the elements specified in the contract, depending on the terms of the contract.

     (i)  Insurance premium acquisition costs

          Certain costs of acquiring insurance premiums are deferred, subject to ultimate recoverability, and charged to income as the premiums are earned. The recoverability of premium acquisition costs of direct insurance businesses is determined without regard to investment income. The recoverability of premium acquisition costs from reinsurance assumed businesses, generally, reflects anticipation of investment income. The unamortized balances of deferred premium acquisition costs are included in other assets and were $916 million and $791 million at December 31, 2000 and 1999, respectively.

(1)  SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (Continued)

     (j)  Losses and loss adjustment expenses

          Liabilities for unpaid losses and loss adjustment expenses represent estimated claim and claim settlement costs of property/casualty insurance and reinsurance contracts. The liabilities for losses and loss adjustment expenses are recorded at the estimated ultimate payment amounts, except amounts arising from certain reinsurance assumed businesses are discounted. Estimated ultimate payment amounts are based upon (1) individual case estimates, (2) estimates of incurred-but-not-reported losses, based upon past experience and
             (3) reports of losses from ceding insurers.

          The estimated liabilities of certain workers' compensation claims assumed under reinsurance contracts and liabilities assumed under structured settlement reinsurance contracts are carried in the Consolidated Balance Sheets at discounted amounts. Discounted amounts pertaining to reinsurance of certain workers' compensation risks are based upon an annual discount rate of 4.5%. The discounted amounts for structured settlement reinsurance contracts are based upon the prevailing market discount rates when the contracts were written and range from 5% to 13%. The periodic accretion of discounts is included in the Consolidated Statements of Earnings as a component of losses and loss adjustment expenses. Net discounted liabilities were $1,531 million at December 31, 2000 and $1,529 million at December 31, 1999.

     (k)  Deferred charges-reinsurance assumed

          The excess of estimated liabilities for claims and claim costs over the consideration received with respect to retroactive property and casualty reinsurance contracts that provide for indemnification of insurance risk is established as a deferred charge at inception of such contracts. The deferred charges are subsequently amortized using the interest method over the expected settlement periods of the claim liabilities. The periodic amortization charges are reflected in the accompanying Consolidated Statements of Earnings as losses and loss adjustment expenses. The unamortized balance of deferred charges is included in other assets and was $2,593 million at December 31, 2000 and $1,518 million at December 31, 1999.

     (l)  Reinsurance

          Provisions for losses and loss adjustment expenses are reported in the accompanying Consolidated Statements of Earnings after deducting amounts recovered and estimates of amounts that will be ultimately recoverable under reinsurance contracts. Reinsurance contracts do not relieve the ceding company of its obligations to indemnify policyholders with respect to the underlying insurance and reinsurance contracts. Estimated losses and loss adjustment expenses recoverable under reinsurance contracts are included in receivables and totaled $2,997 million and $2,331 million at December 31, 2000 and 1999, respectively.

     (m)  Foreign currency

          The accounts of several foreign-based subsidiaries are measured using the local currency as the functional currency. Revenues and expenses of these businesses are translated into U.S. dollars at the average exchange rate for the period. Assets and liabilities are translated at the exchange rate as of the end of the reporting period. Gains or losses from translating the financial statements of foreign-based operations are included in shareholders' equity as a component of other comprehensive income. Gains and losses arising from other transactions denominated in a foreign currency are included in the Consolidated Statements of Earnings.

     (n)  Accounting pronouncements to be adopted subsequent to December 31,
          2000

          In 1998, the Financial Accounting Standards Board ("FASB") issued
             Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, which delayed the effective date for implementing SFAS No. 133 until the beginning of 2001. In June 2000, the FASB issued SFAS No. 138, which amended certain provisions of SFAS No. 133 with the objective of easing the implementation difficulties expected to arise. Berkshire adopted SFAS No. 133 as amended by SFAS No. 138 as of the beginning of 2001 and does not anticipate that the adoption of these new standards will have a material effect on its financial position or results of operations.

(2)  SIGNIFICANT BUSINESS ACQUISITIONS

     During 2000, Berkshire initiated and/or consummated eight significant business acquisitions. Six of the acquisitions were completed in 2000 and the other two were completed in early 2001. Information concerning seven of these acquisitions follows. Information concerning the other acquisition is contained in Note 3 (Investment in MidAmerican Energy Holdings Company).

     CORT Business Services Corporation ("CORT")

     Effective February 18, 2000, Wesco Financial Corporation, an indirect 80.1% owned subsidiary of Berkshire, acquired CORT. CORT is a leading national provider of rental furniture, accessories and related services in the "rent-to-rent" segment of the furniture industry.

     Ben Bridge Jeweler ("Ben Bridge")

     Effective July 3, 2000, Berkshire acquired all of the outstanding shares of Ben Bridge common stock. Ben Bridge is the leading operator of upscale jewelry stores based in major shopping malls in the Western United States.

     Justin Industries, Inc. ("Justin")

     Effective August 1, 2000, Berkshire acquired 100% of the outstanding shares of Justin. Principal businesses of Justin include: Acme Building Brands, a leading manufacturer and producer of face brick, concrete masonry products and ceramic and marble floor and wall tile and Justin Brands, a leading manufacturer of Western footwear under a number of brand names.

     U.S. Investment Corporation ("USIC")

     Effective August 8, 2000, Berkshire acquired all of the outstanding shares of USIC common stock. USIC is the parent of the United States Liability Insurance Group, one of the premier U.S. writers of specialty insurance.

     Benjamin Moore & Co. ("Benjamin Moore")

     Effective December 18, 2000, Berkshire acquired Benjamin Moore. Benjamin Moore is a formulator, manufacturer and retailer of a broad range of architectural and industrial coatings, available principally in the United States and Canada.

     Aggregate consideration paid for the five business acquisitions consummated in 2000 totaled $2,370 million, consisting of $2,146 million in cash and the remainder in Berkshire Class A and Class B common stock.

     Shaw Industries, Inc. ("Shaw")

     On October 20, 2000, Berkshire announced that it had formally entered into a merger agreement whereby it would acquire approximately 87.3% of the common stock of Shaw for $19 per share. The transaction was completed on January 8, 2001. An investment group consisting of Robert E. Shaw, Chairman and CEO of Shaw, Julian D. Saul, President of Shaw, certain family members and related family interests of Messrs. Shaw and Saul, and certain other directors and members of management acquired the remaining 12.7% of Shaw.

     Shaw is the world's largest manufacturer of tufted broadloom carpet and rugs for residential and commercial applications throughout the United States and exports to most markets worldwide. Shaw markets its residential and commercial products under a variety of brand names.

     Johns Manville Corporation ("Johns Manville")

     On December 19, 2000, Berkshire entered into an Agreement and Plan of Merger whereby Berkshire would acquire Johns Manville. Under the terms of the Merger Agreement, among other things, Berkshire commenced a tender offer to purchase all of the outstanding shares of Johns Manville common stock for $13 per share. The acquisition was completed on February 27, 2001.

     Johns Manville is a leading manufacturer of insulation and building products. Johns Manville manufactures and markets products for building and equipment insulation, commercial and industrial roofing systems, high-efficiency filtration media, and fibers and non-woven mats used as reinforcements in building and industrial applications. Johns Manville operates manufacturing facilities in North America, Europe and China.

     Berkshire paid approximately $3,830 million in cash to shareholders of Shaw and Johns Manville in connection with the acquisitions.

(2)  SIGNIFICANT BUSINESS ACQUISITIONS (Continued)

     The results of operations for each of these entities are or will be included in Berkshire's consolidated results of operations from the effective date of each merger. The following table sets forth certain unaudited consolidated earnings data for the years ended December 31, 2000 and 1999, as if each of the seven acquisitions discussed above were consummated on the same terms at the beginning of 1999. Dollars in millions except per share amounts.

                                                            2000          1999
                                                          --------      --------
Total revenues .....................................      $ 41,396      $ 32,014
Net earnings .......................................         3,347         1,812
Earnings per equivalent Class A Common Share .......         2,195         1,189

     During 1998 and 1999, Berkshire completed four significant business acquisitions. Information concerning these acquisitions follows. Effective January 7, 1998, Berkshire acquired 100% of the outstanding common stock of International Dairy Queen, Inc. ("Dairy Queen"). Dairy Queen develops, licenses and services a system of over 6,000 Dairy Queen, Orange Julius and Karmelkorn stores located throughout the United States, Canada, and other foreign countries, which feature various dairy desserts, beverages, blended fruit drinks, prepared foods, popcorn and snacks.

     Effective August 7, 1998, Berkshire acquired all of the outstanding common shares of Executive Jet, Inc. ("Executive Jet"). Executive Jet is the world's leading provider of fractional ownership programs for general aviation aircraft. Executive Jet currently operates its fractional ownership programs in the United States and Europe.

     Effective December 21, 1998, Berkshire acquired all of the outstanding common stock of General Re Corporation ("General Re"). Through its subsidiaries, General Re conducts global reinsurance and related risk management operations. General Re's principal U.S. subsidiary, General Reinsurance Corporation, which together with its affiliates, comprise the largest professional property and casualty reinsurance group domiciled in the United States. General Re also owns a controlling interest in Kolnische Ruckversicherungs-Gesellschaft AG ("Cologne Re"), a major international reinsurer. General Re operates in 28 countries and provides reinsurance coverage in 130 countries around the world.

     In addition, General Re affiliates write excess and surplus lines insurance, provide reinsurance brokerage services, manage aviation insurance risks, act as business development consultants and reinsurance intermediaries and provide specialized investment services to the insurance industry. General Re also operates as a dealer in the swap and derivatives market through Gen Re Securities Holdings Limited (formerly General Re Financial Products Corporation).

     In November 1999, Berkshire acquired Jordan's Furniture, Inc. ("Jordan's"). Jordan's operates a furniture retail business from four locations and is believed to be the largest furniture retailer in the Massachusetts and New Hampshire areas.

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

     Through its retail utility subsidiaries, MidAmerican Energy in the U.S. and Northern Electric in the U.K., MidAmerican provides electric service to approximately 1.8 million customers and natural gas service to 1.1 million customers worldwide. MidAmerican owns interests in over 10,000 net megawatts of diversified power generation facilities in operation, construction and development.

(3)  INVESTMENT IN MIDAMERICAN ENERGY HOLDINGS COMPANY (Continued)

     Berkshire's aggregate investments in MidAmerican are included in the Consolidated Balance Sheet as Investments in MidAmerican Energy Holdings Company. Berkshire is accounting for the common and non-dividend paying convertible preferred stock pursuant to the equity method. The carrying value of these equity method investments totaled $1,264 million at December 31, 2000.

     The Consolidated Statements of Earnings reflect, as income from MidAmerican Energy Holdings Company, Berkshire's proportionate share of MidAmerican's net income with respect to the investments accounted for pursuant to the equity method, as well as interest earned on the 11% trust preferred security. Income derived from equity method investments totaled $66 million for the period from March 14, 2000 through December 31, 2000.

(4)  INVESTMENTS IN SECURITIES WITH FIXED MATURITIES

     The amortized cost and estimated fair values of investments in securities with fixed maturities as of December 31, 2000 and 1999 are as follows (in millions):

                                                                         Gross          Gross        Estimated
                                                         Amortized     Unrealized     Unrealized       Fair
                                                          Cost(2)        Gains          Losses         Value
                                                         ---------     ----------     ----------     ---------
     December 31, 2000(1)
Bonds:
  U.S. Treasury securities and obligations of
   U.S. government corporations and agencies .......      $  3,662      $     26       $     (9)      $  3,679
  Obligations of states, municipalities
   and political subdivisions ......................         8,185            45            (57)         8,173
  Obligations of foreign governments ...............         1,944            19            (20)         1,943
  Corporate bonds ..................................         5,918           147           (209)         5,856
Redeemable preferred stocks ........................           102            --             (5)            97
Mortgage-backed securities .........................        12,609           275            (65)        12,819
                                                          --------      --------       --------       --------
                                                          $ 32,420      $    512       $   (365)      $ 32,567
                                                          ========      ========       ========       ========

                                                                         Gross          Gross        Estimated
                                                         Amortized     Unrealized     Unrealized       Fair
                                                          Cost(2)        Gains          Losses         Value
                                                         ---------     ----------     ----------     ---------
     December 31, 1999(1)
Bonds:
  U.S. Treasury securities and obligations of
   U.S. government corporations and agencies .......      $  4,001      $      3       $   (189)      $  3,815
  Obligations of states, municipalities
   and political subdivisions ......................         9,029            13           (436)         8,606
  Obligations of foreign governments ...............         2,208             6            (49)         2,165
  Corporate bonds ..................................         5,901            21           (237)         5,685
Redeemable preferred stocks ........................           133             1             (5)           129
Mortgage-backed securities .........................        10,157             7           (342)         9,822
                                                          --------      --------       --------       --------
                                                          $ 31,429      $     51       $ (1,258)      $ 30,222
                                                          ========      ========       ========       ========


     (1) Amounts above exclude securities with fixed maturities held by finance and financial products businesses. See Note 7.

     (2) In connection with the acquisition of General Re on December 21, 1998, fixed maturity securities with a fair value of $17.6 billion were acquired. Such amount was approximately $1.2 billion in excess of General Re's historical amortized cost. The unamortized excess amount was $680 million at December 31, 2000 and $940 million at December 31, 1999.

(4)  INVESTMENTS IN SECURITIES WITH FIXED MATURITIES (Continued)

     Shown below are the amortized cost and estimated fair values of securities with fixed maturities at December 31, 2000, by contractual maturity dates. Actual maturities will differ from contractual maturities because issuers of certain of the securities retain early call or prepayment rights. Amounts are in millions.

                                                                       Estimated
                                                        Amortized        Fair
                                                          Cost           Value
                                                        ---------      ---------
     Due in one year or less .....................       $ 4,557        $ 4,616
     Due after one year through five years .......         5,665          5,613
     Due after five years through ten years ......         4,343          4,313
     Due after ten years .........................         5,246          5,206
                                                         -------        -------
                                                          19,811         19,748
     Mortgage-backed securities ..................        12,609         12,819
                                                         -------        -------
                                                         $32,420        $32,567
                                                         =======        =======

(5)  INVESTMENTS IN EQUITY SECURITIES

     Data with respect to the consolidated investments in equity securities are shown below. Amounts are in millions.

                                                         Unrealized       Fair
                                            Cost           Gains          Value
                                           -------       ----------      -------
     December 31, 2000
Common stock of:
  American Express Company * ........      $ 1,470        $ 6,859        $ 8,329
  The Coca-Cola Company .............        1,299         10,889         12,188
  The Gillette Company ..............          600          2,868          3,468
  Wells Fargo & Company .............          319          2,748          3,067
Other equity securities .............        6,714          3,853         10,567
                                           -------        -------        -------
                                           $10,402        $27,217**      $37,619
                                           =======        =======        =======

                                                         Unrealized       Fair
                                            Cost           Gains          Value
                                           -------       ----------      -------
     December 31, 1999
Common stock of:
  American Express Company * ........      $ 1,470        $ 6,932        $ 8,402
  The Coca-Cola Company .............        1,299         10,351         11,650
  The Gillette Company ..............          600          3,354          3,954
  Wells Fargo & Company .............          349          2,042          2,391
Other equity securities .............        5,956          5,419         11,375
                                           -------        -------        -------
                                           $ 9,674        $28,098**      $37,772
                                           =======        =======        =======

     * Common shares of American Express Company ("AXP") owned by Berkshire and its subsidiaries possessed approximately 11% of the voting rights of all AXP shares outstanding at December 31, 2000. The shares are held subject to various agreements with certain insurance and banking regulators which, among other things, prohibit Berkshire from (i) seeking representation on the Board of Directors of AXP (Berkshire may agree, if it so desires, at the request of management or the Board of Directors of AXP to have no more than one representative stand for election to the Board of Directors of AXP) and (ii) acquiring or retaining shares that would cause its ownership of AXP voting securities to equal or exceed 17% of the amount outstanding (should Berkshire have a representative on the Board of Directors, such amount is limited to 15%). In connection therewith, Berkshire has entered into an agreement with AXP which became effective when Berkshire's ownership interest in AXP voting securities reached 10% and will remain effective so long as Berkshire owns 5% or more of AXP's voting securities. The agreement obligates Berkshire, so long as Kenneth Chenault is chief executive officer of AXP, to vote its shares in accordance with the recommendations of AXP's Board of Directors. Additionally, subject to certain exceptions, Berkshire has agreed not to sell AXP common shares to any person who owns 5% or more of AXP voting securities or seeks to control AXP, without the consent of AXP.

    ** Net of unrealized losses of $77 million and $131 million as of December 31, 2000 and 1999, respectively.

(6)  REALIZED INVESTMENT GAINS (LOSSES)

     Realized gains (losses) from sales and redemptions of investments are summarized below (in millions):

                                                  2000          1999          1998
                                                -------       -------       -------
Equity securities and other investments --
  Gross realized gains ...................      $ 4,467       $ 1,507       $ 2,087
  Gross realized losses ..................         (317)          (77)         (272)
Securities with fixed maturities --
  Gross realized gains ...................          153            39           602
  Gross realized losses ..................         (348)         (104)           (2)
                                                -------       -------       -------
                                                $ 3,955       $ 1,365       $ 2,415
                                                =======       =======       =======

(7)  FINANCE AND FINANCIAL PRODUCTS BUSINESSES

     Assets and liabilities of Berkshire's finance and financial products businesses are summarized below (in millions).

                                                                                   Dec. 31,      Dec. 31,
                                                                                     2000          1999
                                                                                   --------      --------
ASSETS
Cash and cash equivalents ...................................................      $    341      $    623
Investments in securities with fixed maturities:
  Held-to-maturity, at cost (fair value $1,897 in 2000; $1,930 in 1999) .....         1,826         2,002
  Trading, at fair value (cost $5,277 in 2000; $11,330 in 1999) .............         5,327        11,277
  Available-for-sale, at fair value (cost $880 in 2000; $997 in 1999) .......           880           999
Trading account assets ......................................................         5,429         5,881
Securities purchased under agreements to resell .............................           680         1,171
Other .......................................................................         2,346         2,276
                                                                                   --------      --------
                                                                                   $ 16,829      $ 24,229
                                                                                   ========      ========
LIABILITIES
Securities sold under agreements to repurchase ..............................      $  3,386      $ 10,216
Securities sold but not yet purchased .......................................           715         1,174
Trading account liabilities .................................................         4,974         5,930
Notes payable and other borrowings* .........................................         2,116         1,998
Annuity reserves and policyholder liabilities ...............................           868           843
Other .......................................................................         2,671         2,062
                                                                                   --------      --------
                                                                                   $ 14,730      $ 22,223
                                                                                   ========      ========

* Payments of principal amounts of notes payable and other borrowings during the next five years are as follows (in millions):

                      2001    2002    2003    2004    2005
                      ----    ----    ----    ----    ----
                      $629    $242    $651    $184     $1

     Berkshire's finance and financial products businesses consist primarily of the financial products businesses of General Re, the consumer finance business of Scott Fetzer Financial Group, the real estate finance business of Berkshire Hathaway Credit Corporation, the financial instrument trading business of BH Finance and a life insurance subsidiary in the business of selling annuities. General Re's financial products businesses consist of the Gen Re Securities Holdings Limited ("GRS") group. Significant accounting policies and disclosures for these businesses are discussed below.

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

(7)  FINANCE AND FINANCIAL PRODUCTS BUSINESSES (Continued)

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

     GRS is engaged as a dealer in various types of derivative instruments, including interest rate, currency and equity swaps and options, as well as structured finance products. These instruments are carried at their current estimates of fair value, which is a function of underlying interest rates, currency rates, security values, volatilities and the creditworthiness of counterparties. Future changes in these factors or a combination thereof may affect the fair value of these instruments with any resulting adjustment to be included currently in the Consolidated Statements of Earnings.

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

     A summary of notional amounts of derivative contracts at December 31, 2000 and 1999 is included in the table below. For these transactions, the notional amount represents the principal volume, which is referenced by the counterparties in computing payments to be exchanged, and are not indicative of the Company's exposure to market or credit risk, future cash requirements or receipts from such transactions.

                                                       December 31,    December 31,
                                                           2000            1999
                                                       (in millions)   (in millions)
                                                       -------------   -------------
Interest rate and currency swap agreements ......        $651,913        $531,645
Options written .................................          91,655         121,683
Options purchased ...............................         102,743         151,006
Financial futures contracts:
  Commitments to purchase .......................           9,535          32,377
  Commitments to sell ...........................          17,069          11,368
Forward - rate agreements .......................           7,070           5,164
Foreign exchange spot and forward contracts .....           6,163          10,430

     The following tables disclose the net fair value or carrying amount at December 31, 2000 and 1999 as well as the average fair value during 2000 and 1999 for each class of derivative financial contract held or issued by GRS.

                                                          December 31, 2000             December 31, 1999
                                                      ------------------------      ------------------------
                                                       Asset         Liability       Asset         Liability
                                                      --------       ---------      --------       ---------
                                                            (in millions)                 (in millions)
Interest rate and foreign currency swaps .......      $ 16,840       $ 16,312       $ 22,593       $ 22,819
Interest rate and foreign currency options .....         2,864          2,919          5,980          5,714
                                                      --------       --------       --------       --------
Gross fair value ...............................        19,704         19,231         28,573         28,533
Adjustment for counterparty netting ............       (14,275)       (14,275)       (22,692)       (22,692)
                                                      --------       --------       --------       --------
Net fair value .................................         5,429          4,956          5,881          5,841
Security receivables/payables ..................            --             18             --             89
                                                      --------       --------       --------       --------
Trading account assets/liabilities .............      $  5,429       $  4,974       $  5,881       $  5,930
                                                      ========       ========       ========       ========

(7)   FINANCE AND FINANCIAL PRODUCTS BUSINESSES (Continued)

                                                            Average 2000                  Average 1999
                                                      ------------------------      ------------------------
                                                       Asset         Liability       Asset         Liability
                                                      --------       ---------      --------       ---------
                                                            (in millions)                (in millions)
Interest rate and foreign currency swaps .......      $ 20,431       $ 20,533       $ 23,213       $ 23,071
Interest rate and foreign currency options .....         3,147          3,174          4,657          4,687
                                                      --------       --------       --------       --------
Gross fair value ...............................        23,578         23,707         27,870         27,758
Adjustment for counterparty netting ............       (17,960)       (17,960)       (22,579)       (22,579)
                                                      --------       --------       --------       --------
Net fair value .................................         5,618          5,747          5,291          5,179
Security receivables/payables ..................            98             40             85            111
                                                      --------       --------       --------       --------
Trading account assets/liabilities .............      $  5,716       $  5,787       $  5,376       $  5,290
                                                      ========       ========       ========       ========

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

(8)  UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

     Supplemental data with respect to unpaid losses and loss adjustment expenses of property/casualty insurance subsidiaries (in millions) is as follows:

                                                                                2000           1999           1998
                                                                              --------       --------       --------
Unpaid losses and loss adjustment expenses:
  Balance at beginning of year .........................................      $ 26,802       $ 23,012       $  6,850
  Ceded liabilities and deferred charges ...............................        (3,848)        (2,727)          (754)
                                                                              --------       --------       --------
  Net balance ..........................................................        22,954         20,285          6,096
                                                                              --------       --------       --------
Incurred losses recorded:
  Current accident year ................................................        15,252         11,275          4,235
  All prior accident years .............................................           211           (192)          (195)
                                                                              --------       --------       --------
  Total incurred losses ................................................        15,463         11,083          4,040
                                                                              --------       --------       --------
Payments with respect to:
  Current accident year ................................................         4,589          3,648          1,919
  All prior accident years .............................................         5,890          4,532          1,834
                                                                              --------       --------       --------
  Total payments .......................................................        10,479          8,180          3,753
                                                                              --------       --------       --------
Unpaid losses and loss adjustment expenses:
  Net balance at end of year ...........................................        27,938         23,188          6,383
  Ceded liabilities and deferred charges ...............................         5,590          3,848          2,727
  Foreign currency translation adjustment ..............................          (722)          (234)            --
  Net liabilities assumed in connection with business acquisitions .....           216             --         13,902
                                                                              --------       --------       --------
Balance at end of year .................................................      $ 33,022       $ 26,802       $ 23,012
                                                                              ========       ========       ========

(8)  UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES (Continued)

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

     The balances of unpaid losses and loss adjustment expenses are based upon estimates of the ultimate claim costs associated with claim occurrences as of the balance sheet dates. Considerable judgment is required to evaluate claims and establish estimated claim liabilities, particularly with respect to certain lines of business, such as reinsurance assumed, or certain types of claims, such as environmental or latent injury liabilities.

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

     The liabilities for environmental and latent injury claims and claim expenses net of related reinsurance recoverables were $4,444 million and $3,211 million, respectively, at December 31, 2000 and 1999. The liabilities recorded for environmental and latent injury claims and claim expenses are management's best estimate of future ultimate claim and claim expense payments and recoveries and are expected to develop over the next several decades.

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

(9)  INCOME TAXES

     The liability for income taxes as reflected in the accompanying Consolidated Balance Sheets is as follows (in millions):

                                                       Dec. 31,        Dec. 31,
                                                         2000            1999
                                                       --------        --------
       Payable currently ......................        $    522        $    (27)
       Deferred ...............................           9,603           9,593
                                                       --------        --------
                                                       $ 10,125        $  9,566
                                                       ========        ========

     The Consolidated Statements of Earnings reflect charges for income taxes as shown below (in millions):

                                             2000          1999          1998
                                            -------       -------       -------
Federal ..............................      $ 2,136       $   748       $ 1,421
State ................................           32            43            31
Foreign ..............................         (150)           61             5
                                            -------       -------       -------
                                            $ 2,018       $   852       $ 1,457
                                            =======       =======       =======
Current ..............................      $ 2,012       $ 1,189       $ 1,643
Deferred .............................            6          (337)         (186)
                                            -------       -------       -------
                                            $ 2,018       $   852       $ 1,457
                                            =======       =======       =======

(9)  INCOME TAXES (Continued)

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are shown below (in millions):

                                                                           2000           1999
                                                                         --------       --------
       Deferred tax liabilities:
         Relating to unrealized appreciation of investments .......      $  9,571       $  9,383
         Deferred charges reinsurance assumed .....................           916            534
         Investments ..............................................           441            644
         Other ....................................................           717             74
                                                                         --------       --------
                                                                           11,645         10,635
                                                                         --------       --------
       Deferred tax assets:
         Unpaid losses and loss adjustment expenses ...............        (1,061)          (697)
         Unearned premiums ........................................          (227)          (205)
         Other ....................................................          (754)          (140)
                                                                         --------       --------
                                                                           (2,042)        (1,042)
                                                                         --------       --------
       Net deferred tax liability .................................      $  9,603       $  9,593
                                                                         ========       ========

     Charges for income taxes are reconciled to hypothetical amounts computed at the federal statutory rate in the table shown below (in millions):

                                                                 2000           1999           1998
                                                               --------       --------       --------
Earnings before income taxes ............................      $  5,587       $  2,450       $  4,314
                                                               ========       ========       ========
Hypothetical amounts applicable to above
  computed at the federal statutory rate ................      $  1,955       $    858       $  1,510
Decreases resulting from:
  Tax-exempt interest income ............................          (135)          (145)           (30)
  Dividends received deduction ..........................          (116)           (95)           (78)
Goodwill amortization ...................................           240            161             39
State income taxes, less federal income tax benefit .....            21             28             20
Foreign tax rate differential ...........................            34             45             --
Other differences, net ..................................            19             --             (4)
                                                               --------       --------       --------
Total income taxes ......................................      $  2,018       $    852       $  1,457
                                                               ========       ========       ========

(10) BORROWINGS UNDER INVESTMENT AGREEMENTS AND OTHER DEBT

     Liabilities for this balance sheet caption are as follows (in millions):

                                                                       Dec. 31,    Dec. 31,
                                                                         2000        1999
                                                                       --------    --------
Commercial paper and other short-term borrowings .................      $  991      $  484
Borrowings under investment agreements ...........................         508         613
1% Senior Exchangeable Notes due 2001 ("Exchange Notes") .........         235         449
General Re Corporation 9% debentures due 2009 (non-callable) .....         150         150
GEICO Corporation 7.35% debentures due 2023 (non-callable) .......         160         160
Other debt due 2001 -- 2028 ......................................         619         609
                                                                        ------      ------
                                                                        $2,663      $2,465
                                                                        ======      ======

     Commercial paper and other short-term borrowings are obligations of several Berkshire subsidiaries that utilize short-term borrowings as part of their day-to-day business operations. The obligations are, in most instances, guaranteed by Berkshire. Berkshire affiliates have approximately $4 billion available unused lines of credit to support their short-term borrowing programs and, otherwise, provide additional liquidity.

(10) BORROWINGS UNDER INVESTMENT AGREEMENTS AND OTHER DEBT (Continued)

     Borrowings under investment agreements are made pursuant to contracts calling for interest payable, normally semiannually, at fixed rates ranging from 2.5% to 8.6% per annum. Contractual maturities of borrowings under investment agreements generally range from 3 months to 30 years. Under certain conditions, these borrowings are redeemable prior to the contractual maturity dates.

     Under certain conditions, each $1,000 par amount Exchange Note is currently exchangeable at the option of the holder or redeemable at the option of Berkshire into 59.833 shares of Citigroup common stock or at Berkshire's option, at the equivalent value in cash. The carrying value of the Exchange Notes is equal to the value of the Citigroup shares into which they can be exchanged.

     Other debt includes variable and fixed rate term bonds and notes issued by a variety of Berkshire subsidiaries. These obligations generally may be redeemed prior to maturity at the option of the issuing company.

     No materially restrictive covenants are included in any of the various debt agreements. Payments of principal amounts expected during the next five years are as follows (in millions):

                      2001    2002    2003    2004    2005
                      ----    ----    ----    ----    ----
                     $1,271   $22     $46     $24     $266

(11) DIVIDEND RESTRICTIONS - INSURANCE SUBSIDIARIES

     Payments of dividends by insurance subsidiaries are restricted by insurance statutes and regulations. Without prior regulatory approval, Berkshire can receive up to approximately $1.1 billion as dividends from insurance subsidiaries during 2001. During 2000, subsidiaries declared approximately $4.8 billion in dividends, of which $2 billion was paid in 2001.

     Combined shareholders' equity of U.S. based property/casualty insurance subsidiaries determined pursuant to statutory accounting rules (Statutory Surplus as Regards Policyholders) was approximately $41.5 billion at December 31, 2000. This amount differs from the corresponding amount determined on the basis of GAAP. The major differences between statutory basis accounting and GAAP are that deferred income tax assets and liabilities, deferred charges-reinsurance assumed, unrealized gains and losses on investments in securities with fixed maturities and goodwill of acquired businesses are recognized under GAAP but not for statutory reporting purposes.

     Effective January 1, 2001, Berkshire's insurance companies will be required to adopt several new accounting policies as a result of the completion of the Codification of Statutory Accounting Principles ("SAP") by the National Association of Insurance Commissioners. The most significant new accounting policy affecting Berkshire's insurance companies will be the requirement to record deferred income tax liabilities, including amounts related to unrealized gains in investment securities. Deferred tax liabilities were previously not recognized under SAP.

     As a result, the combined statutory surplus of Berkshire's insurance businesses will decline significantly in 2001. Berkshire estimates that the combined surplus of the group would approximate $33 billion at December 31, 2000 under the new statutory accounting rules.

(12) COMMON STOCK

     Changes in issued and outstanding common stock of the Company during the three years ended December 31, 2000 are shown in the table below.

                                                                                                 Class B Common
                                                                                                  $0.1667 Par
                                                                                                     Value
                                                                                                  (55,000,000
                                                         Class A Common, $5 Par Value                shares
                                                --------------------------------------------       authorized)
                                                        (1,650,000 shares authorized)                Shares
                                                  Shares          Treasury          Shares         Issued and
                                                  Issued           Shares        Outstanding       Outstanding
                                                ----------       ----------      -----------     ---------------
Balance December 31, 1997 ................       1,366,090          168,202        1,197,888        1,087,156
Common stock issued in connection
  with acquisitions of businesses ........         168,670           (9,709)         178,379        3,174,677
Conversions of Class A common stock
  to Class B common stock and other ......         (26,732)                          (26,732)         808,546
Retirement of treasury shares ............        (158,493)        (158,493)
                                                ----------       ----------       ----------       ----------
Balance December 31, 1998 ................       1,349,535                0        1,349,535        5,070,379
Conversions of Class A common stock
  to Class B common stock and other ......          (7,872)                           (7,872)         296,576
                                                ----------       ----------       ----------       ----------
Balance December 31, 1999 ................       1,341,663                0        1,341,663        5,366,955
Common stock issued in connection
  with acquisitions of businesses ........           3,572                             3,572            1,626
Conversions of Class A common stock
  to Class B common stock and other ......          (1,331)                           (1,331)         101,205
                                                ----------       ----------       ----------       ----------
Balance December 31, 2000 ................       1,343,904                0        1,343,904        5,469,786
                                                ==========       ==========       ==========       ==========

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

(13)  FAIR VALUES OF FINANCIAL INSTRUMENTS

     The estimated fair values of Berkshire's financial instruments as of December 31, 2000 and 1999, are as follows (in millions):

                                                                       Carrying Value              Fair Value
                                                                    --------------------      --------------------
                                                                     2000         1999         2000         1999
                                                                    -------      -------      -------      -------
Investments in securities with fixed maturities ..............      $32,567      $30,222      $32,567      $30,222
Investments in equity securities .............................       37,619       37,772       37,619       37,772
Assets of finance and financial products businesses ..........       16,829       24,229       16,913       24,167
Borrowings under investment agreements and other debt ........        2,663        2,465        2,704        2,418
Liabilities of finance and financial products businesses .....       14,730       22,223       14,896       22,151

     In determining fair value of financial instruments, Berkshire used quoted market prices when available. For instruments where quoted market prices were not available, independent pricing services or appraisals by Berkshire's management were used. Those services and appraisals reflected the estimated present values utilizing current risk adjusted market rates of similar instruments. The carrying values of cash and cash equivalents, receivables and accounts payable, accruals and other liabilities are deemed to be reasonable estimates of their fair values.

     Considerable judgment is necessarily required in interpreting market data used to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

(14) LITIGATION

     GEICO has been named as a defendant in a number of class action lawsuits related to the use of repair parts not produced by original equipment manufacturers in connection with settlement of collision damage claims. A number of the lawsuits have been dismissed. The remaining lawsuits are in the early stages of development and the ultimate outcome of any case cannot be reasonably determined at this time. Management intends to defend vigorously GEICO's position of recommending use of after-market parts in certain auto accident repairs.

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

(15) INSURANCE PREMIUM AND SUPPLEMENTAL CASH FLOW INFORMATION

     Premiums written and earned by Berkshire's property/casualty and life/health insurance businesses during each of the three years ending December 31, 2000 are summarized below. Dollars are in millions.

                                          Property/Casualty                       Life/Health
                                   --------------------------------    --------------------------------
                                     2000        1999        1998        2000        1999        1998
                                   --------    --------    --------    --------    --------    --------
Premiums Written: (1) (2)
  Direct .......................   $  6,858    $  5,798    $  4,503
  Assumed ......................     11,270       7,951       1,184    $  2,520    $  1,981    $     46
  Ceded ........................       (729)       (818)        (83)       (257)       (245)         (5)
                                   --------    --------    --------    --------    --------    --------
                                   $ 17,399    $ 12,931    $  5,604    $  2,263    $  1,736    $     41
                                   ========    ========    ========    ========    ========    ========
Premiums Earned: (2)
  Direct .......................   $  6,666    $  5,606    $  4,382
  Assumed ......................     11,036       7,762       1,147    $  2,513    $  1,971    $     45
  Ceded ........................       (620)       (788)        (89)       (252)       (245)         (4)
                                   --------    --------    --------    --------    --------    --------
                                   $ 17,082    $ 12,580    $  5,440    $  2,261    $  1,726    $     41
                                   ========    ========    ========    ========    ========    ========

(1) Prior to 1999, Berkshire's insurance premium revenues were predominantly derived in the United States. Insurance premiums written by geographic region (based upon the domicile of the ceding company) are summarized below.

                                        Property/Casualty         Life/Health
                                       -------------------    ------------------
                                        2000        1999       2000       1999
                                       -------     -------    -------    -------
United States .....................    $11,409     $ 8,862    $ 1,296    $   970
Western Europe ....................      5,064*      2,000        633        539
All other .........................        926       2,069        334        227
                                       -------     -------    -------    -------
                                       $17,399     $12,931    $ 2,263    $ 1,736
                                       =======     =======    =======    =======

* Premiums attributed to Western Europe include $2,438 million from a single reinsurance policy.

(2) See Note 1(a) for information related to General Re's international property/casualty and global life/health business.

     A summary of supplemental cash flow information is presented in the following table (in millions):

                                                                                 2000       1999       1998
                                                                                -------    -------    -------
Cash paid during the year for:
   Income taxes ............................................................    $ 1,396    $ 2,215    $ 1,703
   Interest of finance and financial products businesses ...................        794        513         21
   Other interest ..........................................................        157        136        111
Non-cash investing and financing activities:
   Liabilities assumed in connection with acquisitions of businesses .......        901         61     36,064
   Common shares issued in connection with acquisitions of businesses ......        224         --     22,795
   Contingent value of Exchange Notes recognized in earnings ...............        117         87         54
   Value of equity securities used to redeem Exchange Notes ................        278        298        344

(16) BUSINESS SEGMENT DATA

     SFAS No. 131 requires certain disclosures about operating segments in a manner that is consistent with how management evaluates the performance of the segment. Information related to Berkshire's reportable business operating segments is shown below.

Business Identity                            Business Activity
-----------------                            -----------------
GEICO                                        Underwriting private passenger automobile
                                             insurance mainly by direct response methods

General Re                                   Underwriting excess-of-loss, quota-share and
                                             facultative reinsurance worldwide

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

Nebraska Furniture Mart, R.C. Willey Home    Retail sales of home furnishings, appliances,
Furnishings, Star Furniture Company,         electronics, fine jewelry and gifts
Jordan's Furniture, Borsheim's, Helzberg's
Diamond Shops and Ben Bridge Jeweler
("Retail Businesses")

Scott Fetzer Companies                       Diversified manufacturing and distribution of
                                             various consumer and commercial products with
                                             principal brand names including Kirby and
                                             Campbell Hausfeld

     Other businesses not specifically identified above consist of: Buffalo News, a daily newspaper publisher in Western New York; International Dairy Queen, which licenses and services a system of almost 6,000 Dairy Queen stores; See's Candies, a manufacturer and distributor of boxed chocolates and other confectionery products; H.H. Brown Shoe, Lowell Shoe, Dexter Shoe and Justin Brands, manufacturers and distributors of footwear and Acme Building Brands, a manufacturer and distributor of building materials. This group of businesses also includes several independently operated finance and financial products businesses. In 2000, other businesses also include CORT Business Services, a leading national provider of rental furniture and related services and Benjamin Moore, a formulator, manufacturer and retailer of a range of architectural and industrial coatings and paints.

     General Re's reinsurance business is included as a separate reportable segment beginning in 1999.

(16) BUSINESS SEGMENT DATA (Continued)

     A disaggregation of Berkshire's consolidated data for each of the three most recent years is presented in the tables which follow on this and the following page. Amounts are in millions.

                                                                                        REVENUES
                                                                           ----------------------------------
                                                                             2000         1999         1998
                                                                           --------     --------     --------
OPERATING SEGMENTS:
Insurance group:
  Premiums earned:
   GEICO ..............................................................    $  5,610     $  4,757     $  4,033
   General Re ** ......................................................       8,696        6,905           --
   Berkshire Hathaway Reinsurance Group ...............................       4,705        2,382          939
   Berkshire Hathaway Direct Insurance Group ..........................         332          262          328
  Interest, dividend and other investment income ......................       2,810        2,500          982
                                                                           --------     --------     --------
Total insurance group .................................................      22,153       16,806        6,282
Flight services .......................................................       2,279        1,856          858
Retail businesses .....................................................       1,864        1,402        1,213
Scott Fetzer Companies ................................................         963        1,021        1,002
Other businesses ......................................................       2,780        1,763        1,792
                                                                           --------     --------     --------
                                                                             30,039       22,848       11,147
RECONCILIATION OF SEGMENTS TO CONSOLIDATED AMOUNT:
  Realized investment gain ............................................       3,955        1,365        2,415
  Other revenues ......................................................         118           40          276
  Purchase-accounting adjustments .....................................        (136)        (225)          (6)
                                                                           --------     --------     --------
                                                                           $ 33,976     $ 24,028     $ 13,832
                                                                           ========     ========     ========

                                                                             OPERATING PROFIT BEFORE TAXES
                                                                           ----------------------------------
                                                                             2000         1999         1998
                                                                           --------     --------     --------
OPERATING SEGMENTS:
Insurance group operating profit:
  Underwriting profit (loss):
   GEICO ..............................................................    $   (224)    $     24     $    269
   General Re ** ......................................................      (1,224)      (1,184)          --
   Berkshire Hathaway Reinsurance Group ...............................        (175)        (256)         (21)
   Berkshire Hathaway Direct Insurance Group ..........................          38           22           17
  Interest, dividend and other investment income ......................       2,787        2,482          974
                                                                           --------     --------     --------
Total insurance group operating profit ................................       1,202        1,088        1,239
Flight services .......................................................         213          225          181
Retail businesses .....................................................         175          130          110
Scott Fetzer Companies ................................................         122          147          137
Other businesses ......................................................         781          335          432
                                                                           --------     --------     --------
                                                                              2,493        1,925        2,099
RECONCILIATION OF SEGMENTS TO CONSOLIDATED AMOUNT:
  Realized investment gain ............................................       3,955        1,365        2,415
  Interest expense * ..................................................         (92)        (109)        (100)
  Corporate and other .................................................          87            8           23
  Goodwill amortization and other purchase-accounting adjustments .....        (856)        (739)        (123)
                                                                           --------     --------     --------
                                                                           $  5,587     $  2,450     $  4,314
                                                                           ========     ========     ========

* Amounts of interest expense represent interest on borrowings under investment agreements and other debt exclusive of that of finance businesses and interest allocated to certain businesses.

** See Note 1(a) for additional information concerning the reporting of General Re's international property/casualty and global life/health businesses.

(16)  BUSINESS SEGMENT DATA (Continued)

                                                                                DEPREC. & AMORT.
                                                     CAPITAL EXPENDITURES*     OF TANGIBLE ASSETS
                                                     ---------------------    --------------------
OPERATING SEGMENTS:                                  2000    1999     1998    2000    1999    1998
                                                     ----    ----     ----    ----    ----    ----
Insurance group:
  GEICO .........................................    $ 29    $ 87     $101    $ 64    $ 40    $ 27
  General Re ....................................      22      17       --      39      25      --
  Berkshire Hathaway Reinsurance Group ..........      --      --       --      --      --      --
  Berkshire Hathaway Direct Insurance Group .....       4       1        1       1       1       1
                                                     ----    ----     ----    ----    ----    ----
Total insurance group ...........................      55     105      102     104      66      28
Flight services .................................     472     323      213      90      77      58
Retail businesses ...............................      45      55       33      31      27      23
Scott Fetzer Companies ..........................      11      14       10      10      11      11
Other businesses ................................      47      33       41      46      33      25
                                                     ----    ----     ----    ----    ----    ----
                                                      630     530      399     281     214     145
RECONCILIATION OF SEGMENTS TO CONSOLIDATED
AMOUNT:
  Corporate and other ...........................      --      --       --      --       1       2
  Purchase-accounting adjustments ...............      --      --       --       1       3       8
                                                     ----    ----     ----    ----    ----    ----
                                                     $630    $530     $399    $282    $218    $155
                                                     ====    ====     ====    ====    ====    ====

 * Excludes expenditures which were part of business acquisitions.

                                                                    IDENTIFIABLE ASSETS
                                                                         AT YEAR-END
                                                              --------------------------------
OPERATING SEGMENTS:                                             2000        1999        1998
                                                              --------    --------    --------
Insurance group:
  GEICO ..................................................    $ 10,569    $  9,381    $  8,663
  General Re .............................................      31,594      30,168      32,011
  Berkshire Hathaway Reinsurance Group ...................      45,775      39,607      36,611
  Berkshire Hathaway Direct Insurance Group ..............       4,168       4,866       5,564
                                                              --------    --------    --------
Total insurance group ....................................      92,106      84,022      82,849
Flight services ..........................................       2,336       1,790       1,345
Retail businesses ........................................       1,154         906         723
Scott Fetzer Companies ...................................         295         298         242
Other businesses .........................................      18,647      24,947      17,376
                                                              --------    --------    --------
                                                               114,538     111,963     102,535
RECONCILIATION OF SEGMENTS TO CONSOLIDATED AMOUNT:
  Corporate and other ....................................       2,313         945         938
  Goodwill and other purchase-accounting adjustments .....      18,941      18,508      18,764
                                                              --------    --------    --------
                                                              $135,792    $131,416    $122,237
                                                              ========    ========    ========

(17) QUARTERLY DATA

     A summary of revenues and earnings by quarter for each of the last two years is presented in the following table. This information is unaudited. Dollars are in millions, except per share amounts.

                                                             1st           2nd           3rd           4th
       2000                                                Quarter       Quarter       Quarter       Quarter
                                                          ---------     ---------     ---------     ---------
 Revenues ..........................................      $  6,474      $  6,553      $  8,426      $ 12,523
                                                          --------      --------      --------      --------
 Earnings:
   Excluding realized investment gain ..............      $    354      $    245      $    301      $     36
   Realized investment gain * ......................           453           395           496         1,048
                                                          --------      --------      --------      --------
   Net earnings ....................................      $    807      $    640      $    797      $  1,084
                                                          ========      ========      ========      ========
 Earnings per equivalent Class A common share:
   Excluding realized investment gain ..............      $    233      $    161      $    197      $     23
   Realized investment gain * ......................           298           260           326           687
                                                          --------      --------      --------      --------
   Net earnings ....................................      $    531      $    421      $    523      $    710
                                                          ========      ========      ========      ========

       1999

Revenues ...........................................      $  5,446      $  5,461      $  7,051      $  6,070
                                                          --------      --------      --------      --------
Earnings:
  Excluding realized investment gain ...............      $    294      $    299      $    156      $    (78)
  Realized investment gain * .......................           247           273           264           102
                                                          --------      --------      --------      --------
  Net earnings .....................................      $    541      $    572      $    420      $     24
                                                          ========      ========      ========      ========
Earnings per equivalent Class A common share:
  Excluding realized investment gain ...............      $    194      $    197      $    103      $    (52)
  Realized investment gain * .......................           162           179           173            69
                                                          --------      --------      --------      --------
  Net earnings .....................................      $    356      $    376      $    276      $     17
                                                          ========      ========      ========      ========

* The amount of realized gain for any given period has no predictive value and variations in amount from period to period have no practical analytical value particularly in view of the unrealized appreciation now existing in Berkshire's consolidated investment portfolio.

(18) SUBSEQUENT EVENT

     On February 26, 2001, Berkshire and Leucadia National Corporation, through a jointly owned entity, entered into a commitment letter with FINOVA Group and its subsidiary FINOVA Capital Corporation to loan $6 billion to FINOVA Capital on a senior secured basis. The loan commitment was made in connection with a proposed restructuring of all of FINOVA Capital's outstanding bank debt and publicly traded debt securities and is subject to bankruptcy court approval and various other conditions.

     The $6 billion term loan will be made by Berkadia LLC, an entity formed for this purpose and owned jointly by BH Finance, an indirect wholly-owned subsidiary of Berkshire and a wholly-owned subsidiary of Leucadia. Berkadia has received a $60 million commitment fee and, in addition to certain other fees, will receive an additional $60 million fee upon funding of the loan. Berkadia's commitment for the loan has been guaranteed by Berkshire and Leucadia and expires on August 31, 2001, or earlier, if certain conditions are not satisfied. Berkadia expects to finance its funding commitment and Berkshire will provide Berkadia's lenders with a 90% primary guarantee of such financing, with Leucadia providing a 10% primary guarantee and Berkshire providing a secondary guarantee of Leucadia's guarantee.

     The term loan will be secured by all assets of FINOVA Capital and will bear interest at an annual rate equal to the greater of 9% or LIBOR plus 3%. In addition, an annual facility fee will be payable at the rate of 25 basis points on the outstanding principal amount of the term loan. After payment of accrued interest on the term loan and operating and other corporate expenses, providing for reserves and payment of accrued interest on the restructured FINOVA Group senior notes, 100% of excess cash flow and net proceeds from asset sales will be used to make mandatory prepayments of principal on the term loan without premium. Any remaining principal and accrued and unpaid interest on the term loan will be due at maturity (five years from the closing).

(19) INFORMATION ABOUT CERTAIN SUBSIDIARIES

     The accompanying consolidated financial statements include the accounts of OBH Inc. (formerly Berkshire Hathaway Inc.), which became a wholly-owned subsidiary of Berkshire Hathaway Inc. upon completion of the General Re merger. The condensed consolidated balance sheets of OBH Inc. as of December 31, 2000 and 1999 are as follows (dollars in millions):

                                                                      DEC. 31,      DEC. 31,
                                                                        2000          1999
                                                                      --------      --------
ASSETS
Cash and cash equivalents ......................................      $  4,526      $  2,661
Investments, primarily equity securities .......................        48,590        48,635
Assets of finance and financial products businesses ............         7,326        13,369
Goodwill of acquired businesses ................................         3,819         3,926
Other assets ...................................................        12,346         7,382
                                                                      --------      --------
                                                                      $ 76,607      $ 75,973
                                                                      ========      ========
LIABILITIES AND SHAREHOLDER'S EQUITY
Losses and loss adjustment expenses ............................      $ 15,687      $ 10,637
Unearned premiums, accounts payable and other liabilities ......         5,369         4,743
Income taxes, principally deferred .............................        10,139         9,689
Borrowings under investment agreements and other debt ..........         2,249         2,156
Liabilities of finance and financial products businesses .......         5,678        12,094
                                                                      --------      --------
                                                                        39,122        39,319
                                                                      --------      --------
Total shareholder's equity .....................................        37,485        36,654
                                                                      --------      --------
                                                                      $ 76,607      $ 75,973
                                                                      ========      ========

     The condensed consolidated statements of earnings of OBH Inc. for the years ended December 31, 2000, 1999 and 1998 are as follows (in millions):

                                                                            2000          1999           1998
                                                                          --------      --------       --------
REVENUES
  Insurance premiums earned ........................................      $ 10,598      $  7,400       $  5,300
  Sales and service revenues .......................................         6,708         5,882          4,675
  Investment income ................................................         1,438         1,208          1,013
  Income (loss) from finance and financial products businesses .....           619           (21)           205
  Realized investment gain .........................................         3,775         1,294          2,415
                                                                          --------      --------       --------
                                                                            23,138        15,763         13,608
                                                                          --------      --------       --------
COST AND EXPENSES
  Insurance losses, loss adjustment and underwriting expense .......        11,010         7,610          5,035
  Cost of products and services sold ...............................         4,534         4,039          3,018
  Selling, general and administrative expenses .....................         1,843         1,256          1,148
  Interest expense .................................................           109           110            109
                                                                          --------      --------       --------
                                                                            17,496        13,015          9,310
                                                                          --------      --------       --------
EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST .................         5,642         2,748          4,298
  Income taxes and minority interests ..............................         2,190           924          1,474
                                                                          --------      --------       --------
NET EARNINGS .......................................................      $  3,452      $  1,824       $  2,824
                                                                          ========      ========       ========

(19) INFORMATION ABOUT CERTAIN SUBSIDIARIES (Continued)

     The summarized financial data of the finance and financial products businesses (See Note 7) includes the activities conducted by the Scott Fetzer Financial Group and its subsidiaries ("SFFG"). Assets and liabilities of SFFG are summarized below (in millions).

                                                                               Dec. 31,    Dec. 31,
                                                                                 2000        1999
                                                                               --------    --------
ASSETS
Cash and cash equivalents ................................................      $    6      $    1
Mortgage-backed securities, installment loans and other receivables* .....         189         196
                                                                                ------      ------
                                                                                $  195      $  197
                                                                                ======      ======
LIABILITIES
6 3/4% Notes, due 2001 and borrowings under investment agreements ........      $  136      $  137
Other ....................................................................          25          27
                                                                                ------      ------
                                                                                $  161      $  164
                                                                                ======      ======

   * Other receivables include receivables from affiliates of $39 million at December 31, 2000 and $40 million at December 31, 1999.

     Net income of SFFG for each of the past three years is summarized below (in millions).

                                                  2000        1999         1998
                                                 ------      ------       ------
Revenues ..................................      $   40      $  255       $  211
Cost and expenses .........................          22         301           28
                                                 ------      ------       ------
Earnings (loss) before taxes ..............          18         (46)         183
Income taxes ..............................           7         (16)          64
                                                 ------      ------       ------
Net earnings (loss) .......................      $   11      $  (30)      $  119
                                                 ======      ======       ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    Part III

      Except for the information set forth under the caption "Executive Officers of the Registrant" in Part I hereof, information required by this Part (Items 10, 11, 12, and 13) is incorporated by reference from the Registrant's definitive proxy statement, filed pursuant to Regulation 14A, for the Annual Meeting of Shareholders of the Registrant to be held on April 28, 2001, which meeting will involve the election of directors.

                                     Part IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)   1.   Financial Statements

               The following consolidated financial statements, as well as the Independent Auditors' Report, are included in Part II Item 8 of this report:

                                                                                  PAGE
                                                                                  ----
               Independent Auditors' Report                                        27

               Consolidated Balance Sheets at December 31, 2000 and 1999           28

               Consolidated Statements of Earnings for the years ended
                  2000, 1999 and 1998                                              29

               Consolidated Statements of Cash Flows for the years ended
                  2000, 1999 and 1998                                              30

               Consolidated Statements of Changes in Shareholders' Equity
                  for the years ended 2000, 1999 and 1998                          31

               Notes to Consolidated Financial Statements                          32-52

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K (Continued)


(a)   2.   Financial Statement Schedule                                           PAGE
           ----------------------------                                           ----

               Independent Auditors' Report on Schedule                            55
               Schedule I -- Parent Company                                        56-57
                  Condensed Balance Sheets as of December 31, 2000 and 1999 and
                  Condensed Statements of Earnings and Cash Flows for the years ended 2000, 1999 and 1998.

               Other schedules are omitted because they are not required, information therein is not applicable, or is reflected in the Consolidated Financial Statements or notes thereto.

(a)   3.   Exhibits

               See the "Exhibit Index" at page 58.

(b)       Reports on Form 8-K

               Form 8-K filed October 24, 2000. Item 5. Other Events. Report indicated that on October 19, 2000, the Registrant entered into an Agreement and Plan of Merger with Shaw Industries, Inc. ("Shaw"). In addition, certain shareholders of Shaw entered into a voting agreement with Berkshire Hathaway (the "Voting Agreement") in connection with the merger agreement.

               Form 8-K/A filed November 3, 2000. Item 5. Other Events. Report provided a corrected total number of shares of Shaw Industries, Inc. ("Shaw") common stock subject to the Voting Agreement.

               Form 8-K filed November 9, 2000. Item 5. Other Events. Report indicated that on November 8, 2000, the Registrant entered into an Agreement and Plan of Merger by and among Berkshire and Benjamin Moore & Co., a New Jersey corporation ("Benjamin Moore") and a wholly-owned Berkshire subsidiary.

               Form 8-K filed December 22, 2000. Item 5. Other Events. Report indicated that on December 19, 2000, the Registrant entered into an Agreement and Plan of Merger, by and among Berkshire, a wholly-owned subsidiary of Berkshire ("Purchaser"), and Johns Manville Corporation ("Johns Manville").

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC.

Date:  March 29, 2001             /s/  Marc D. Hamburg
       --------------             ----------------------------------------------
                                    Marc D. Hamburg
                                  Vice President and Principal Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/   Warren E. Buffett             Chairman of the Board              March 29, 2001
------------------------------      of Directors - Chief               --------------
  Warren E. Buffett                 Executive Officer                       Date


/s/   Howard G. Buffett             Director                           March 29, 2001
------------------------------                                         --------------
  Howard G. Buffett                                                         Date


/s/   Susan T. Buffett              Director                           March 29, 2001
------------------------------                                         --------------
  Susan T. Buffett                                                          Date


/s/   Charles T. Munger             Vice Chairman of the               March 29, 2001
------------------------------      Board of Directors                 --------------
  Charles T. Munger                                                         Date


/s/   Malcolm G. Chace              Director                           March 29, 2001
------------------------------                                         --------------
  Malcolm G. Chace                                                          Date


/s/   Walter Scott, Jr.             Director                           March 29, 2001
------------------------------                                         --------------
  Walter Scott, Jr.                                                         Date


/s/   Ronald L. Olson               Director                           March 29, 2001
------------------------------                                         --------------
  Ronald L. Olson                                                           Date


/s/   Marc D. Hamburg               Vice President -                   March 29, 2001
------------------------------      Principal Financial                --------------
  Marc D. Hamburg                   Officer                                 Date


/s/   Daniel J. Jaksich             Controller                         March 29, 2001
------------------------------                                         --------------
  Daniel J. Jaksich                                                         Date

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE

To the Board of Directors and Shareholders
Berkshire Hathaway Inc.



     We have audited the consolidated financial statements of Berkshire Hathaway Inc. and subsidiaries as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated March 5, 2001; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Berkshire Hathaway Inc., listed in Item 14. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Omaha, Nebraska
March 5, 2001

                             BERKSHIRE HATHAWAY INC.
                                (Parent Company)
                         Condensed Financial Information
                              (Dollars in millions)

                                   Schedule I

                                 BALANCE SHEETS

                                                               December 31,
                                                            2000          1999
                                                          --------      --------
Assets:
  Cash and cash equivalents ........................      $     --      $     --
  Investments in consolidated subsidiaries .........        60,876        57,761
  Investments in MidAmerican Energy ................         1,264            --
  Other assets .....................................            42            --
                                                          --------      --------
                                                          $ 62,182      $ 57,761
                                                          ========      ========
Liabilities and Shareholders' Equity:
  Accounts payable and accrued expenses ............      $     81      $     --
  Income taxes .....................................           377            --
                                                          --------      --------
                                                               458            --
  Shareholders' equity .............................        61,724        57,761
                                                          --------      --------
                                                          $ 62,182      $ 57,761
                                                          ========      ========

                             STATEMENTS OF EARNINGS

                                                                  Year ending December 31,
                                                            ------------------------------------
Income items:                                                 2000          1999          1998
                                                            --------      --------      --------
  From consolidated subsidiaries:
   Interest ..........................................      $     --      $     --      $      6
   Dividends .........................................         2,432           500         1,241
   Undistributed earnings ............................           842         1,057         1,626
                                                            --------      --------      --------
                                                               3,274         1,557         2,873
  Income from investments in MidAmerican Energy ......            66            --             4
  Realized investment gain (loss) ....................            --            --           (60)
  Revenues of Buffalo News ...........................            --            --           157
                                                            --------      --------      --------
                                                               3,340         1,557         2,974
                                                            --------      --------      --------
Cost and expense items:
  Costs and expenses of Buffalo News .................            --            --           105
  General and administrative .........................            --            --             8
  Interest ...........................................             8            --            62
  Income tax expense (benefit) .......................             4            --           (31)
                                                            --------      --------      --------
                                                                  12            --           144
                                                            --------      --------      --------
   Net earnings ......................................      $  3,328      $  1,557      $  2,830
                                                            ========      ========      ========


                   See Note to Condensed Financial Information

                             BERKSHIRE HATHAWAY INC.
                                (Parent Company)
                         Condensed Financial Information
                              (Dollars in millions)

                             Schedule I (continued)

                            STATEMENTS OF CASH FLOWS

                                                                       Year ending December 31,
                                                                  -----------------------------------
                                                                   2000          1999          1998
                                                                  -------       -------       -------
Cash flows from operating activities:
  Net earnings .............................................      $ 3,328       $ 1,557       $ 2,830
  Adjustments to reconcile net earnings to cash flows
   from operating activities:
     Undistributed earnings of subsidiaries and MidAmerican
       Energy...............................................         (908)       (1,057)       (1,626)
     Realized investment loss ..............................           --            --            60
     Income taxes payable ..................................          377            --           (31)
     Other .................................................           15            (8)           (8)
                                                                  -------       -------       -------
  Net cash flows from operating activities .................        2,812           492         1,225
                                                                  -------       -------       -------
Cash flows from investing activities:
  Investments in and advances to subsidiaries ..............       (1,606)         (579)         (803)
  Purchases of investments .................................       (1,285)           --          (382)
  Proceeds on sales and maturities of investments ..........           --            --            16
                                                                  -------       -------       -------
  Net cash flows from investing activities .................       (2,891)         (579)       (1,169)
                                                                  -------       -------       -------
Cash flows from financing activities:
  Proceeds from borrowings .................................           --            --         1,048
  Repayment of borrowings ..................................           --            --        (1,476)
  Other ....................................................           79            87             6
                                                                  -------       -------       -------
  Net cash flows from financing activities .................           79            87          (422)
                                                                  -------       -------       -------
  Decrease in cash and cash equivalents ....................           --            --          (366)
  Cash and cash equivalents at beginning of year ...........           --            --           366
                                                                  -------       -------       -------
  Cash and cash equivalents at end of year .................      $    --       $    --       $    --
                                                                  =======       =======       =======
  Other cash flow information:
   Income taxes paid .......................................      $ 1,264         1,185       $ 1,656
   Interest paid ...........................................           --            --            60

                     NOTE TO CONDENSED FINANCIAL INFORMATION

     The condensed statements of earnings and cash flows of Berkshire Hathaway Inc. for 1998 include the earnings and cash flow data of OBH Inc. (formerly Berkshire Hathaway Inc. - parent company). OBH Inc. became a wholly-owned subsidiary of Berkshire Hathaway Inc. as of December 21, 1998 upon completion of the General Re merger. At December 31, 2000 and 1999, Berkshire Hathaway Inc.'s investment in the net assets of OBH Inc. is included in investments in consolidated subsidiaries in the condensed balance sheet. Borrowings under investment agreements and other Berkshire Hathaway Inc. debt outstanding as of the General Re merger date remain obligations of the former parent company, now OBH Inc.

                                  EXHIBIT INDEX

Exhibit No.
-----------
    2.1        Agreement and Plan of Merger dated as of June 19, 1998 between
               Registrant and General Re Corporation.
                  Incorporated by reference to Annex I to Registration Statement
                  No. 333-61129 filed on Form S-4.

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

               OTHER INSTRUMENTS DEFINING THE RIGHTS OF HOLDERS OF LONG-TERM
               DEBT OF REGISTRANT AND ITS SUBSIDIARIES ARE NOT BEING FILED SINCE
               THE TOTAL AMOUNT OF SECURITIES AUTHORIZED BY ALL OTHER SUCH
               INSTRUMENTS DOES NOT EXCEED 10% OF THE TOTAL ASSETS OF THE
               REGISTRANT AND ITS SUBSIDIARIES ON A CONSOLIDATED BASIS AS OF
               DECEMBER 31, 2000. THE REGISTRANT HEREBY AGREES TO FURNISH TO THE
               COMMISSION UPON REQUEST A COPY OF ANY SUCH DEBT INSTRUMENT TO
               WHICH IT IS A PARTY.

    12         Statement of computation of ratio of earnings to fixed charges

    21         Subsidiaries of the Registrant

    23         Independent Auditors' Consent
