Form 10-Q
period 2001-03-31
BERKSHIRE HATHAWAY INC
filed 2001-05-15
CIK 1067983

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _____________ to ____________

  Commission file number 001-14905


                             BERKSHIRE HATHAWAY INC.
                             -----------------------
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


            --------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

[X] YES  [ ] NO

         Number of shares of common stock outstanding as of May 1, 2001:

                                    Class A -- 1,342,025
                                    Class B -- 5,548,183

                                                                     Q/E 3/31/01

                                    FORM 10-Q
                             BERKSHIRE HATHAWAY INC.

                                                                             PAGE NO.
                                                                             --------
PART I - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

    Consolidated Balance Sheets --                                                 2
    March 31, 2001 and December 31, 2000

    Consolidated Statements of Earnings --                                         3
    First Quarter 2001 and 2000

    Condensed Consolidated Statements of Cash Flows --                             4
    First Quarter 2001 and 2000

    Notes to Interim Consolidated Financial Statements                         5 - 11

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                   12 - 17
          CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                        18

                                                                     Q/E 3/31/01

                                    FORM 10-Q
                             BERKSHIRE HATHAWAY INC.

                          PART I FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEETS
                 (dollars in millions except per share amounts)

                                                                  March 31,    December 31,
                                                                    2001          2000
                                                                  ---------    ------------
                                       ASSETS

Cash and cash equivalents ..................................      $  5,845      $  5,263
Investments:
  Securities with fixed maturities .........................        30,153        32,567
  Equity securities ........................................        30,436        37,619
  Other ....................................................         1,571         1,637
Receivables ................................................        11,553        11,764
Inventories ................................................         2,261         1,275
Investments in MidAmerican Energy Holdings Company .........         1,699         1,719
Assets of finance and financial products businesses ........        31,336        16,829
Property, plant and equipment ..............................         4,543         2,699
Goodwill of acquired businesses ............................        21,389        18,875
Other assets ...............................................         5,904         5,545
                                                                  --------      --------
                                                                  $146,690      $135,792
                                                                  ========      ========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Losses and loss adjustment expenses ........................      $ 33,397      $ 33,022
Unearned premiums ..........................................         4,561         3,885
Accounts payable, accruals and other liabilities ...........         9,417         8,374
Income taxes, principally deferred .........................         7,278        10,125
Borrowings under investment agreements and other debt ......         4,056         2,663
Liabilities of finance and financial products businesses ...        28,229        14,730
                                                                  --------      --------
                                                                    86,938        72,799
                                                                  --------      --------
Minority shareholders' interests ...........................         1,362         1,269
                                                                  --------      --------
Shareholders' equity:
  Common Stock:*
    Class A Common Stock, $5 par value
      and Class B Common Stock, $0.1667 par value ..........             8             8
  Capital in excess of par value ...........................        25,545        25,524
  Accumulated other comprehensive income ...................        13,582        17,543
  Retained earnings ........................................        19,255        18,649
                                                                  --------      --------
      Total shareholders' equity ...........................        58,390        61,724
                                                                  --------      --------
                                                                  $146,690      $135,792
                                                                  ========      ========

    * Class B Common Stock has economic rights equal to one-thirtieth (1/30) of the economic rights of Class A Common Stock. Accordingly, on an equivalent Class A Common Stock basis, there are 1,526,904 shares outstanding at March 31, 2001 versus 1,526,230 shares outstanding at December 31, 2000.


See accompanying Notes to Interim Consolidated Financial Statements

                                                                     Q/E 3/31/01

                                    FORM 10-Q
                             BERKSHIRE HATHAWAY INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                 (dollars in millions except per share amounts)


                                                                    First Quarter
                                                                    -------------
                                                                2001            2000
                                                             ----------      ----------
REVENUES:
  Insurance premiums earned ..............................   $    3,726      $    3,220
  Sales and service revenues .............................        3,271           1,602
  Interest, dividend and other investment income .........          678             629
  Income from MidAmerican Energy Holdings Company ........           47               5
  Income from finance and financial products businesses ..          171             282
  Realized investment gain ...............................          242             736
                                                             ----------      ----------
                                                                  8,135           6,474
                                                             ----------      ----------
COST AND EXPENSES:
  Insurance losses and loss adjustment expenses ..........        3,025           2,677
  Insurance underwriting expenses ........................          920             871
  Cost of products and services sold .....................        2,301           1,088
  Selling, general and administrative expenses ...........          730             378
  Goodwill amortization ..................................          142             122
  Interest expense .......................................           60              33
                                                             ----------      ----------
                                                                  7,178           5,169
                                                             ----------      ----------
EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST .......          957           1,305
  Income taxes ...........................................          339             464
  Minority interest ......................................           12              34
                                                             ----------      ----------
NET EARNINGS .............................................   $      606      $      807
                                                             ==========      ==========
  Average common shares outstanding * ....................    1,526,540       1,520,680
NET EARNINGS PER COMMON SHARE * ..........................   $      397      $      531
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

                                                                     Q/E 3/31/01

                                    FORM 10-Q
                             BERKSHIRE HATHAWAY INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (dollars in millions)

                                                                             First Quarter
                                                                             -------------
                                                                           2001         2000
                                                                         -------       -------
Net cash flows from operating activities .............................   $   733       $   276
                                                                         -------       -------
Cash flows from investing activities:
  Purchases of investments ...........................................      (906)       (6,645)
  Proceeds from sales and maturities of investments ..................     4,911         5,608
  Loans and investments originated in finance businesses .............      (910)         (249)
  Principal collection on loans and investments
    originated in finance businesses .................................        99           360
  Acquisitions of businesses, net of cash acquired ...................    (3,736)         (381)
  Other ..............................................................      (197)          (66)
                                                                         -------       -------
    Net cash flows from investing activities .........................      (739)       (1,373)
                                                                         -------       -------
Cash flows from financing activities:
  Proceeds from borrowings of finance businesses .....................       166            99
  Proceeds from other borrowings .....................................       162           177
  Repayments of borrowings of finance businesses .....................        (1)          (28)
  Repayments of other borrowings .....................................      (167)         (267)
  Change in short term borrowings of finance businesses ..............       650            --
  Changes in other short term borrowings .............................        46            33
  Other ..............................................................       (14)           49
                                                                         -------       -------
    Net cash flows from financing activities .........................       842            63
                                                                         -------       -------
    Increase (decrease) in cash and cash equivalents .................       836        (1,034)
Cash and cash equivalents at beginning of year .......................     5,604         4,458
                                                                         -------       -------
Cash and cash equivalents at end of first quarter* ...................   $ 6,440       $ 3,424
                                                                         =======       =======
Supplemental cash flow information:
  Cash paid during the period for:
    Income taxes .....................................................   $   461       $    13
    Interest of finance and financial products businesses ............       137           213
    Other interest ...................................................        71            46
Non-cash investing activity:
  Liabilities assumed in connection with acquisitions of businesses ..     2,249           162
  Contingent value of Exchange Notes recognized in earnings ..........        24            57
  Value of equity securities used to redeem Exchange Notes ...........        45           145

* Cash and cash equivalents are comprised of the following:
  Beginning of year --
    Finance and financial products businesses ........................   $   341       $   623
    Other ............................................................     5,263         3,835
                                                                         -------       -------
                                                                         $ 5,604       $ 4,458
                                                                         =======       =======
  End of first quarter --
    Finance and financial products businesses ........................   $   595       $   533
    Other ............................................................     5,845         2,891
                                                                         -------       -------
                                                                         $ 6,440       $ 3,424
                                                                         =======       =======

See accompanying Notes to Interim Consolidated Financial Statements

                                                                     Q/E 3/31/01

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

NOTE 2.  SIGNIFICANT BUSINESS ACQUISITIONS

    During 2001, Berkshire consummated two significant business acquisitions. In addition, Berkshire completed six significant acquisitions in 2000. Information concerning seven of these acquisitions follows. Information concerning the other acquisition is contained in Note 3 (Investment in MidAmerican Energy Holdings Company).

    Shaw Industries, Inc. ("Shaw")

    On January 8, 2001, Berkshire acquired approximately 87.3% of the common stock of Shaw for $19 per share. An investment group consisting of Robert E. Shaw, Chairman and CEO of Shaw, Julian D. Saul, President of Shaw, certain family members and related family interests of Messrs. Shaw and Saul, and certain other directors and members of management acquired the remaining 12.7% of Shaw.

    Shaw is the world's largest manufacturer of tufted broadloom carpet and rugs for residential and commercial applications throughout the United States and exports to most markets worldwide. Shaw markets its residential and commercial products under a variety of brand names.

    Johns Manville Corporation ("Johns Manville")

    On February 27, 2001, Berkshire acquired Johns Manville. Under the terms of the Merger Agreement, Berkshire purchased all of the outstanding shares of Johns Manville common stock for $13 per share.

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

                                                                     Q/E 3/31/01

                                    FORM 10-Q
                             BERKSHIRE HATHAWAY INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2.  SIGNIFICANT BUSINESS ACQUISITIONS (CONTINUED)

    Ben Bridge Jeweler ("Ben Bridge")

    Effective July 3, 2000, Berkshire acquired Ben Bridge. Ben Bridge is the leading operator of upscale jewelry stores based in major shopping malls in the Western United States.

    Justin Industries, Inc. ("Justin")

    Effective August 1, 2000, Berkshire acquired Justin. Principal businesses of Justin include: Acme Building Brands, a leading manufacturer and producer of face brick, concrete masonry products and ceramic and marble floor and wall tile and Justin Brands, a leading manufacturer of Western footwear under a number of brand names.

    U.S. Investment Corporation ("USIC")

    Effective August 8, 2000, Berkshire acquired USIC. USIC is the parent of the United States Liability Insurance Group, one of the premier U.S. writers of specialty insurance.

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

    The results of operations for each of these entities are included in Berkshire's consolidated results of operations from the effective date of each merger. The following table sets forth certain unaudited consolidated earnings data for the first quarter of 2000, as if each of the seven acquisitions discussed above were consummated on the same terms at the beginning of 2000. Pro forma results for the first quarter 2001 were not materially different from reported results. Dollars are in millions except per share amount.

                                                   2000
                                                  ------
Total revenues .................................  $8,313
Net earnings ...................................     823
Earnings per equivalent Class A Common Share ...     540

NOTE 3. INVESTMENTS IN MIDAMERICAN ENERGY HOLDINGS COMPANY

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

    Berkshire's aggregate investments in MidAmerican are included in the Consolidated Balance Sheets as Investments in MidAmerican Energy Holdings Company. Berkshire is accounting for the common and non-dividend paying convertible preferred stock pursuant to the equity method. The carrying value of these equity method investments totaled $1,244 million at March 31, 2001 and $1,264 million at December 31, 2000.

    The Consolidated Statements of Earnings reflect, as Income from MidAmerican Energy Holdings Company, Berkshire's proportionate share of MidAmerican's net income with respect to the investments accounted for pursuant to the equity method, as well as interest earned on the 11% trust preferred security. Income derived from equity method investments totaled $35 million for the first quarter 2001 and $3 million for the period ending March 31, 2000.

                                                                     Q/E 3/31/01


                                    FORM 10-Q
                             BERKSHIRE HATHAWAY INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4.  INVESTMENTS IN SECURITIES WITH FIXED MATURITIES

    Data with respect to investments in securities with fixed maturities (other than securities with fixed maturities held by finance and financial products businesses -- See Note 9) are shown in the tabulation below (in millions).

                                               March 31,     December 31,
                                                 2001           2000
                                               ---------     ------------
Amortized cost ..........................      $ 29,509       $ 32,420
Gross unrealized gains ..................           727            512
Gross unrealized losses .................           (83)          (365)
                                               --------       --------
Estimated fair value ....................      $ 30,153       $ 32,567
                                               ========       ========

NOTE 5.  INVESTMENTS IN EQUITY SECURITIES

    Data with respect to investments in equity securities are shown in the tabulation below (in millions).

                                              March 31,     December 31,
                                                2001           2000
                                              ---------     ------------
Total cost .............................      $  9,805       $ 10,402
Gross unrealized gains .................        20,770         27,294
Gross unrealized losses ................          (139)           (77)
                                              --------       --------
Total fair value .......................      $ 30,436       $ 37,619
                                              ========       ========
Fair value:
American Express Company ...............      $  6,262       $  8,329
The Coca-Cola Company ..................         9,032         12,188
The Gillette Company ...................         2,992          3,468
Wells Fargo & Company ..................         2,724          3,067
Other equity securities ................         9,426         10,567
                                              --------       --------
Total ..................................      $ 30,436       $ 37,619
                                              ========       ========

NOTE 6.  DEFERRED INCOME TAX LIABILITIES

    The tax effects of significant items comprising Berkshire's net deferred tax liabilities as of March 31, 2001 and December 31, 2000 are as follows (in millions).

                                                          March 31,     December 31,
                                                            2001           2000
                                                          ---------     ------------
Deferred tax liabilities:
  Relating to unrealized appreciation of investments ..   $  7,450       $  9,571
  Deferred charges reinsurance assumed ................        887            916
  Investments .........................................        431            441
  Other ...............................................        918            717
                                                          --------       --------
                                                             9,686         11,645
                                                          --------       --------
Deferred tax assets:
  Unpaid losses and loss adjustment expenses ..........       (997)        (1,061)
  Unearned premiums ...................................       (253)          (227)
  Other ...............................................     (1,511)          (754)
                                                          --------       --------
                                                            (2,761)        (2,042)
                                                          --------       --------
Net deferred tax liability ............................   $  6,925       $  9,603
                                                          ========       ========

NOTE 7.  COMMON STOCK

    The following table summarizes Berkshire's common stock activity during the first quarter of 2001.

                                               Class A Common Stock            Class B Common Stock
                                          (1,650,000 shares authorized)    (55,000,000 shares authorized)
                                            Issued and Outstanding            Issued and Outstanding
                                          -----------------------------    ------------------------------
Balance at December 31, 2000 ...........             1,343,904                      5,469,786
Conversions of Class A Common Stock
    to Class B Common Stock and other ..                (1,269)                        58,287
                                                    ----------                     ----------
Balance at March 31, 2001 ..............             1,342,635                      5,528,073
                                                    ==========                     ==========

                                                                     Q/E 3/31/01


                                    FORM 10-Q
                             BERKSHIRE HATHAWAY INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7.  COMMON STOCK (CONTINUED)

    Each share of Class A Common Stock is convertible, at the option of the holder, into thirty shares of Class B Common Stock. Class B Common Stock is not convertible into Class A Common Stock. Class B Common Stock has economic rights equal to one-thirtieth (1/30) of the economic rights of Class A Common Stock. Accordingly, on an equivalent Class A Common Stock basis, there are 1,526,904 shares outstanding at March 31, 2001 and 1,526,230 shares outstanding at December 31, 2000.

    Each Class A Common share is entitled to one vote per share. Each Class B Common share possesses the voting rights of one-two-hundredth (1/200) of the voting rights of a Class A share. Class A and Class B Common shares vote together as a single class.

NOTE 8.  COMPREHENSIVE INCOME

    Berkshire's comprehensive income for the first quarter of 2001 and 2000 is shown in the table below (in millions). Other comprehensive income consists of unrealized gains and losses on investments and foreign currency translation adjustments associated with foreign-based business operations.

                                                              2001          2000
                                                            -------       -------
Net earnings .............................................  $   606       $   807
                                                            -------       -------
Other comprehensive income:
Decrease in unrealized appreciation of investments .......   (6,048)       (3,536)
    Applicable income taxes and minority interests .......    2,152         1,252
Other, principally foreign currency translation losses ...      (78)          (25)
    Applicable income taxes and minority interests .......       13            20
                                                            -------       -------
                                                             (3,961)       (2,289)
                                                            -------       -------
Comprehensive income .....................................  $(3,355)      $(1,482)
                                                            =======       =======

NOTE 9.  FINANCE AND FINANCIAL PRODUCTS BUSINESSES

    Assets and liabilities of Berkshire's finance and financial products businesses are summarized below (in millions).

                                                      March 31,   December 31,
                                                        2001         2000
                                                      ---------   ------------
ASSETS
Cash and cash equivalents ..........................  $   595      $   341
Investments in securities with fixed maturities:
    Held-to-maturity, at cost ......................    1,699        1,664
    Trading, at fair value .........................   17,586        5,244
    Available-for-sale, at fair value ..............      735          880
Trading account assets .............................    5,915        5,429
Loans and other receivables ........................    1,839        1,186
Securities purchased under agreements to resell ....      586          680
Other ..............................................    2,381        1,405
                                                      -------      -------
                                                      $31,336      $16,829
                                                      =======      =======
LIABILITIES
Securities sold under agreements to repurchase .....  $14,121      $ 3,386
Securities sold but not yet purchased ..............    1,053          715
Trading account liabilities ........................    5,218        4,974
Notes payable and other borrowings .................    2,872        2,116
Annuity reserves and policyholder liabilities ......      875          868
Other ..............................................    4,090        2,671
                                                      -------      -------
                                                      $28,229      $14,730
                                                      =======      =======

                                                                     Q/E 3/31/01

                                    FORM 10-Q
                             BERKSHIRE HATHAWAY INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10. BUSINESS SEGMENT DATA

    A disaggregation of Berkshire's consolidated data for the first quarter of each of the two most recent years is as follows. Amounts are in millions.

                                                               REVENUES
                                                               --------
                                                           2001         2000
                                                         -------       -------
OPERATING BUSINESSES:
Insurance group:
  Premiums earned:
    GEICO .........................................      $ 1,462       $ 1,308
    General Re ....................................        1,998         1,680
    Berkshire Hathaway Reinsurance Group ..........          160           164
    Berkshire Hathaway Direct Insurance Group .....          106            68
  Interest, dividend and other investment income ..          691           654
                                                         -------       -------
Total insurance group .............................        4,417         3,874
Shaw Industries ...................................          967            --
Building products ** ..............................          466            --
Flight services ...................................          647           508
Retail ............................................          437           393
Scott Fetzer Companies ............................          246           263
Other .............................................          682           720
                                                         -------       -------
                                                           7,862         5,758
RECONCILIATION OF SEGMENTS TO CONSOLIDATED AMOUNT:
  Realized investment gain ........................          242           736
  Other revenues ..................................           47            16
  Purchase-accounting adjustments .................          (16)          (36)
                                                         -------       -------
                                                         $ 8,135       $ 6,474
                                                         =======       =======

                                                                    OPERATING PROFIT BEFORE TAXES
                                                                    -----------------------------
                                                                         2001          2000
                                                                       -------       -------
OPERATING BUSINESSES:
Insurance group operating profit:
  Underwriting profit(loss):
    GEICO ..........................................................   $   (21)      $   (86)
    General Re .....................................................      (126)         (273)
    Berkshire Hathaway Reinsurance Group ...........................       (78)           32
    Berkshire Hathaway Direct Insurance Group ......................         6            (1)
  Interest, dividend and other investment income ...................       686           651
                                                                       -------       -------
Total insurance group operating profit .............................       467           323
Shaw Industries ....................................................        51            --
Building products ** ...............................................        52            --
Flight services ....................................................        49            58
Retail .............................................................        26            29
Scott Fetzer Companies .............................................        30            35
Other ..............................................................       206           294
                                                                       -------       -------
                                                                           881           739
RECONCILIATION OF SEGMENTS TO CONSOLIDATED AMOUNT:
  Realized investment gain .........................................       213           736
  Interest expense * ...............................................       (22)          (24)
  Corporate and other ..............................................        43            12
  Goodwill amortization and other purchase-accounting adjustments ..      (158)         (158)
                                                                       -------       -------
                                                                       $   957       $ 1,305
                                                                       =======       =======

  * Amounts of interest expense represent interest on borrowings under investment agreements and other debt exclusive of that of finance businesses and interest allocated to certain businesses.

  ** Building products businesses include Johns Manville, Benjamin Moore and Acme Building Brands. See Note 2.

                                                                     Q/E 3/31/01

                                    FORM 10-Q
                             BERKSHIRE HATHAWAY INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11. COMMITMENTS

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

    The term loan will be secured by all assets of FINOVA Capital and will bear interest at an annual rate equal to the greater of 9% or LIBOR plus 3%. In addition, an annual facility fee will be payable at the rate of 25 basis points on the outstanding principal amount. After payment of accrued interest on the term loan and operating and other corporate expenses, payment of accrued interest on the restructured FINOVA Group senior notes and quarterly repurchases of up to $75 million, at a price not to exceed par plus accrued interest, of the restructured FINOVA Group senior notes (up to a maximum of $1.5 billion), 100% of excess cash flow and net proceeds from asset sales will be used to make mandatory prepayments of principal on the term loan without premium. Any remaining principal and accrued and unpaid interest on the term loan will be due at maturity (five years from the closing).

NOTE 12. INFORMATION ABOUT CERTAIN SUBSIDIARIES

    The accompanying Consolidated Financial Statements include the accounts of OBH Inc. (formerly Berkshire Hathaway Inc.), which became a wholly-owned subsidiary of Berkshire upon completion of the General Re merger. Condensed consolidated balance sheets of OBH Inc. are as follows (dollars in millions).

                                                           March 31, 2001   Dec. 31, 2000
                                                           --------------   -------------
ASSETS
Cash and cash equivalents ..................................   $ 3,773         $ 4,526
Investments, primarily equity securities ...................    39,541          48,590
Assets of finance and financial products businesses ........    18,834           7,326
Goodwill of acquired businesses ............................     3,801           3,819
Other assets ...............................................    11,687          12,346
                                                               -------         -------
                                                               $77,636         $76,607
                                                               =======         =======
LIABILITIES AND SHAREHOLDER'S EQUITY
Losses and loss adjustment expenses ........................   $15,667         $15,687
Unearned premiums, accounts payable and other liabilities ..     5,464           5,369
Income taxes, principally deferred .........................     7,897          10,139
Borrowings under investment agreements and other debt ......     2,254           2,249
Liabilities of finance and financial products businesses ...    16,206           5,678
                                                               -------         -------
                                                                47,488          39,122
                                                               -------         -------
Total shareholder's equity .................................    30,148          37,485
                                                               -------         -------
                                                               $77,636         $76,607
                                                               =======         =======

    Net earnings of OBH Inc. for the first quarter of 2001 and 2000 are summarized below (in millions).

                                                         2001        2000
                                                        ------      ------
Revenues .............................................  $4,215      $4,259
Cost and expenses ....................................   3,445       3,061
                                                        ------      ------
Earnings before income taxes and minority interest ...     770       1,198
Income taxes and minority interest ...................     268         432
                                                        ------      ------
Net earnings .........................................  $  502      $  766
                                                        ======      ======

                                                                    Q/E 3/31/01
                                    FORM 10-Q
                             BERKSHIRE HATHAWAY INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12. INFORMATION ABOUT CERTAIN SUBSIDIARIES (CONTINUED)

    The summarized financial data of the finance and financial products businesses (See Note 9) includes the activities conducted by the Scott Fetzer Financial Group and its subsidiaries ("SFFG"). Assets and liabilities of SFFG are summarized below (in millions).

                                                                     March 31, 2001    Dec. 31, 2000
                                                                     --------------    -------------
ASSETS
Cash and cash equivalents .............................................   $ 17              $  6
Installment loans and other receivables* ..............................    182               189
                                                                          ----              ----
                                                                          $199              $195
                                                                          ====              ====
LIABILITIES
6-3/4% Notes, due 2001 and borrowings under investment agreements .....   $136              $136
Other .................................................................     27                25
                                                                          ----              ----
                                                                          $163              $161
                                                                          ====              ====

* Includes receivables from affiliates of $40 million at March 31, 2001 and $39 million at December 31, 2000.

Net earnings of SFFG for the first quarter are summarized below (in millions).

                                  2001     2000
                                  ----     ----
Revenues .......................  $ 9      $10
Cost and expenses ..............    5        6
                                  ---      ---
Earnings before income taxes ...    4        4
Income taxes ...................    2        1
                                  ---      ---
Net earnings ...................  $ 2      $ 3
                                  ===      ===

                                                                     Q/E 3/31/01

                                    FORM 10-Q
                             BERKSHIRE HATHAWAY INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Net earnings for the first quarter of 2001 and 2000 are disaggregated in the table that follows. Amounts are after deducting minority interests and income taxes. Dollar amounts are in millions.

                                                                      2001        2000
                                                                     -----       -----
Insurance segments -- underwriting ................................  $(141)      $(212)
Insurance segments -- investment income ...........................    475         452
Non-insurance businesses ..........................................    255         264
Interest expense ..................................................    (16)        (14)
Goodwill amortization and other purchase-accounting adjustments ...   (150)       (142)
Other .............................................................     39           6
                                                                     -----       -----
  Earnings before realized investment gain ........................    462         354
Realized investment gain ..........................................    144         453
                                                                     -----       -----
  Net earnings ....................................................  $ 606       $ 807
                                                                     =====       =====

      INSURANCE SEGMENTS -- UNDERWRITING

    A summary follows of underwriting results from Berkshire's insurance segments for the first quarter of 2001 and 2000. Dollar amounts are in millions.

                                                  2001        2000
                                                 -----       -----
Underwriting gain (loss) attributable to:
  GEICO ......................................   $ (21)      $ (86)
  General Re .................................    (126)       (273)
  Berkshire Hathaway Reinsurance Group .......     (78)         32
  Berkshire Hathaway Direct Insurance Group ..       6          (1)
                                                 -----       -----
Pre-tax underwriting loss ....................    (219)       (328)
Income taxes and minority interest ...........     (78)       (116)
                                                 -----       -----
  Net underwriting loss ......................   $(141)      $(212)
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

    GEICO's pre-tax underwriting results for the first quarter of 2001 and 2000 are summarized in the table below. Dollar amounts are in millions.

                                        2001                     2000
                                        ----                     ----
                                Amount           %       Amount           %
                               -------         -----    -------         -----
Premiums earned .............. $ 1,462         100.0    $ 1,308         100.0
                               -------         -----    -------         -----
Losses and loss expenses .....   1,236          84.5      1,131          86.5
 Underwriting expenses .......     247          16.9        263          20.1
                               -------         -----    -------         -----
Total losses and expenses ....   1,483         101.4      1,394         106.6
                               -------         =====    -------         =====
Net underwriting loss ........ $   (21)                 $   (86)
                               =======                  =======

                                                                     Q/E 3/31/01

                                    FORM 10-Q
                             BERKSHIRE HATHAWAY INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    INSURANCE SEGMENTS -- UNDERWRITING (CONTINUED)

    GEICO CORPORATION (CONTINUED)

    Premiums earned in the first quarter of 2001 were $1,462 million, an increase of 11.8% from $1,308 million in 2000. The growth in premiums earned reflects a 3.2% increase in voluntary auto policies-in-force during the past year and increased rates. As noted in previous discussions, GEICO began implementing rate increases in many states and tightened underwriting standards in 2000 in response to higher than anticipated claim costs. While most of these underwriting actions have been completed, additional rate increases and initiatives will be taken, as considered necessary, to keep premium rates better aligned with costs. Generally, it takes six to twelve months for the full effect of a rate increase to be fully reflected in premiums earned.

    Policies-in-force over the last twelve months increased 5.1% in the preferred-risk auto market and decreased 3.7% in the standard and nonstandard auto lines. Voluntary auto new business sales in the first quarter of 2001 decreased 41.9% compared to 2000 due to decreased advertising and a lower closure ratio. Policies-in-force at March 31, 2001 were approximately the same as at December 31, 2000 and little, if any, growth of total voluntary policies-in-force in the near term is expected.

    Losses and loss adjustment expenses incurred increased 9.3% to $1,236 million in the first quarter of 2001 from $1,131 million in the first quarter of 2000. The loss ratio for property and casualty insurance, which measures the portion of premiums earned that is paid or reserved for losses and related claims handling expenses, was 84.5% in the first quarter of 2001 and 86.5% in 2000. The lower ratio reflects the effects of the rate increases implemented beginning in 2000 and lower catastrophe losses. Catastrophe losses were minimal in the first quarter of 2001, but added 1.3 points to the loss ratio in 2000.

    Underwriting expenses in the first quarter of 2001 declined from the first quarter of 2000. Policy acquisition expenses were substantially unchanged in the first quarter of 2001 in comparison to the first quarter of 2000. However, the unit cost of acquiring new business has continued to increase in 2001 reflecting a lower closure ratio of new policies written to policies quoted. Other underwriting expenses for the first quarter of 2001 declined reflecting lower employee deferred compensation costs and no employee profit sharing expense in the first quarter of 2001.

    GENERAL RE

    General Re and its affiliates conduct a global reinsurance business with operations in the United States and 129 other countries around the world. General Re's principal reinsurance operations are: (1) North American property/casualty, (2) International property/casualty, and (3) Global life/health. The International property/casualty operations are conducted primarily through Germany-based Cologne Re and its subsidiaries. At March 31, 2001, General Re held an 88% economic ownership interest in Cologne Re.

    The reinsurance industry continues to contend with difficult underwriting conditions, although improvements are occurring in certain markets. General Re's consolidated results for the first quarter of 2001 improved considerably over the same period in 2000. The improvement in the North American property/casualty operations, is primarily attributable to premium rate increases, other underwriting initiatives and comparatively modest levels of large property losses. The International property/casualty operations benefited from approximately $80 million in lower catastrophe and other large property losses as compared to the same period of 2000. Global life/health results for the first quarter of 2001 compared unfavorably against the reported results for first quarter 2000 primarily due to the U.S. Medicare supplement business and higher mortality experience. Absent large individual property or major catastrophe losses, General Re's underwriting results are expected to continue to improve throughout 2001. The underwriting results for each of General Re's business segments follow. Dollar amounts are in millions.

North American property/casualty

    General Re's North American property/casualty pre-tax underwriting results for the first quarter of 2001 and 2000 are shown below. Dollar amounts are in millions.

                                       2001                   2000
                                       ----                   ----
                               Amount          %      Amount          %
                               ------        -----    ------        -----
Premiums earned .............. $ 905         100.0    $ 669         100.0
                               -----         -----    -----         -----
Losses and loss expenses .....   688          76.0      570          85.2
 Underwriting expenses .......   265          29.3      186          27.8
                               -----         -----    -----         -----
Total losses and expenses ....   953         105.3      756         113.0
                               -----         =====    -----         =====
Net underwriting loss ........ $ (48)                 $ (87)
                               =====                  =====

                                                                     Q/E 3/31/01

                                    FORM 10-Q
                             BERKSHIRE HATHAWAY INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    INSURANCE SEGMENTS -- UNDERWRITING (CONTINUED)

North American property/casualty (continued)

    North American property/casualty operations underwrite predominantly excess reinsurance across multiple lines of business. For the first three months of 2001, North American property/casualty earned premiums of $905 million increased 35.3% or $236 million over the first quarter of 2000. The growth in earned premiums is primarily the result of premium rate increases on existing business and growth in individual risk and national multi-line businesses. In addition, approximately $85 million of the increase related to premiums from large excess reinsurance agreements, which are normally expected to produce underwriting losses in exchange for large amounts of float.

    North American property/casualty underwriting results improved significantly in the first quarter of 2001 as compared to the first quarter 2000. The loss ratio for the first three months of 2001 declined to 76.0% from 85.2% for the comparable 2000 period. The improved results in 2001 are primarily due to the effects of continued premium rate increases, other underwriting initiatives and low amounts of large individual property and catastrophe losses in the quarter. Losses arising from catastrophes (principally the Seattle earthquake) and other large individual property losses added 1.1 points to the loss ratio for the first three months of 2001, while such losses added 9.4 points to the loss ratio for the first quarter of 2000. The aforementioned large excess reinsurance agreements generated first quarter underwriting losses of $19 million in 2001 and $3 million in 2000.

International property/casualty

    General Re's International property/casualty pre-tax underwriting results for the first quarter of 2001 and 2000 are shown below. Dollar amounts are in millions.

                                       2001                    2000
                                       ----                    ----
                               Amount          %      Amount          %
                               ------        -----    ------        -----
Premiums earned .............. $ 588         100.0    $ 611         100.0
                               -----         -----    -----         -----
Losses and loss expenses .....   443          75.4      562          92.0
Underwriting expenses ........   190          32.3      215          35.2
                               -----         -----    -----         -----
Total losses and expenses ....   633         107.7      777         127.2
                               -----         =====    -----         =====
Net underwriting loss ........ $ (45)                 $(166)
                               =====                  =====

    The International property/casualty operations write quota-share and excess reinsurance on risks around the world. In recent years, the largest international markets have been in Germany and Western Europe. First quarter 2001 International property/casualty earned premiums of $588 million declined $23 million or 3.8% from the same period in 2000. Adjusting for the effect of foreign exchange, earned premiums increased 7.1% in local currencies during the first quarter of 2001. Most of this growth was due to increased volume and participation in DP Mann's Syndicate 435 at Lloyd's of London. Cologne Re's premiums, when adjusted for currency fluctuations, were substantially unchanged as the effect of premium rate increases and new business offset the effects of the under-performing business that was not renewed.

    Underwriting results for the International property/casualty segment for the first three months of 2001 while unsatisfactory, improved significantly over the same period in 2000. The loss ratio for the first three months of 2001 was 75.4%, compared to 92.0% reported for the first quarter of 2000. The decrease in the first quarter loss ratio was primarily attributable to significantly lower levels of catastrophe and other large losses as compared with the first quarter of 2000. Losses arising from catastrophic events and other large property losses added 1.2 points to the loss ratio for the first three months of 2001, compared to 14.7 points for the same period of 2000. In the first quarter of 2000, additional losses emerged from the late December 1999 European winter storms.

Global life/health

    General Re's Global life/health pre-tax underwriting results for the first quarter of 2001 and 2000 are shown below. Dollar amounts are in millions.

                                       2001                     2000
                                       ----                     ----
                               Amount          %      Amount          %
                               ------        -----    ------        -----
Premiums earned .............. $ 505         100.0    $ 400         100.0
                               -----         -----    -----         -----
Losses and loss expenses .....   426          84.4      320          80.0
 Underwriting expenses .......   112          22.1      100          25.0
                               -----         -----    -----         -----
Total losses and expenses ....   538         106.5      420         105.0
                               -----         =====    -----         =====
Net underwriting loss ........ $ (33)                $ (20)
                               =====                  =====

                                                                     Q/E 3/31/01

                                    FORM 10-Q
                             BERKSHIRE HATHAWAY INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    INSURANCE SEGMENTS -- UNDERWRITING (CONTINUED)

Global life/health (continued)

    General Re's Global life/health affiliates reinsure such risks worldwide. For the first quarter of 2001, Global life/health earned premiums of $505 million grew 26.3% over the same period in 2000. Adjusting for the effect of foreign exchange, earned premiums increased 32.0% in local currencies during the first quarter of 2001. The growth in earned premiums was primarily due to expanding life reinsurance business in the U.S., Australia, Asia and Western Europe. Additionally, growth in the U.S. individual health segment offset decreases in the international health segment.

    The Global life/health underwriting results for the first three months of 2001 were poor. The higher underwriting loss in first quarter 2001 was primarily due to the U.S. health operations and the global life business. The growing Medicare supplement business and increased mortality in the life business contributed to the higher losses in the first quarter of 2001. The Medicare supplement business normally generates losses in the first part of the calendar year as insureds recover the annual Medicare deductibles covered under the policies. This business is expected to improve over the remainder of the year. Partially offsetting the first quarter losses in 2001 were underwriting profits in the international health segment.

    BERKSHIRE HATHAWAY REINSURANCE GROUP

    The Berkshire Hathaway Reinsurance Group ("BHRG") underwrites principally excess-of-loss reinsurance coverages for insurers and reinsurers around the world. BHRG is believed to be one of the leaders in providing catastrophe excess-of-loss reinsurance. In addition, BHRG has generated significant premium volume from a few very sizable retroactive reinsurance contracts in recent years.

    Premiums earned during the first quarter of 2001 were essentially level with premiums earned in the first quarter of 2000, reflecting a decline in premiums earned from catastrophe contracts, offset by an increase in premiums earned from non-catastrophe business.

    Underwriting results of BHRG include significant charges related to the systematic amortization of deferred charges established in prior years under retroactive reinsurance policies as well as accretion of discounted structured settlement liabilities. For the first quarter, underwriting losses related to these activities were $98 million in 2001 and $41 million in 2000. Premiums for these policies are often established using time-value-of-money concepts because of the expectation that the related claims will be paid over lengthy time periods. Deferred charges and reserve discounts represent the excess of expected losses over the premiums earned and are charged to losses incurred over the expected claim settlement periods. The increase in amortization charges in 2001 reflects the significant amounts of new retroactive policies entered into during 2000. Unamortized charges as of March 31, 2001 were approximately $2.5 billion. Amortization charges over the remainder of 2001 are expected to exceed charges incurred in corresponding 2000 periods by a considerable margin.

    During the first quarter, the catastrophe reinsurance business generated an underwriting gain of $51 million in 2001 and $23 million in 2000. Underwriting results for 2001 reflect lower catastrophe losses and underwriting expenses. Although BHRG has incurred relatively low catastrophe losses in recent years, results of this business are still subject to considerable volatility, depending on the timing and magnitude of covered catastrophic events.

    Other non-catastrophe reinsurance business generated a first quarter underwriting loss of $31 million in 2001 compared to an underwriting gain of $50 million in 2000. In 2001, underwriting results include about $18 million of unrealized foreign currency charges related to converting certain foreign currency denominated assets and liabilities into U.S. dollars for financial reporting purposes. The underwriting gain in the first quarter of 2000 was largely attributed to gains realized upon the commutation of certain contracts.

    BERKSHIRE HATHAWAY DIRECT INSURANCE

    Premiums earned by Berkshire's numerous other direct insurance businesses increased $38 million (56%) over amounts earned in the first quarter of 2000. Essentially all of the increase in comparative first quarter premiums earned was attributed to the inclusion of U.S. Investment Corporation and its insurance affiliates ("USIC"), which was acquired by Berkshire in August 2000. Underwriting gains generated in 2001 by these businesses primarily related to small underwriting gains at USIC, National Indemnity and Kansas Bankers.

                                                                     Q/E 3/31/01

                                    FORM 10-Q
                             BERKSHIRE HATHAWAY INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      INSURANCE SEGMENTS -- INVESTMENT INCOME

    After-tax net investment income produced by Berkshire's insurance and reinsurance businesses for the first quarter of 2001 and 2000 is summarized in the table below. Dollars are in millions.

                                                                      2001      2000
                                                                      ----      ----
Net investment income before income taxes and minority interests ...  $686      $651
Income taxes and minority interests ................................   211       199
                                                                      ----      ----
Net investment income ..............................................  $475      $452
                                                                      ====      ====

    Pre-tax net investment income of Berkshire's insurance businesses for the first quarter of 2001 increased to $686 million in 2001 from $651 million in 2000. Invested assets of insurance subsidiaries declined by about $9 billion during the first quarter of 2001 to about $67.5 billion as of March 31, 2001. The decline was essentially attributed to the payment of cash dividends totaling $4 billion to Berkshire during the first quarter as well as a decline in the market values of certain significant equity investments.

    Nevertheless, Berkshire's insurance businesses continue to maintain significant levels of investments that are derived from shareholder capital as well as large amounts of float. Float is an estimate of the net funds available for investment that are ultimately payable to policyholders. Total policyholder float was approximately $29.2 billion at March 31, 2001 and $27.9 billion at December 31, 2000. The increase in float during the first quarter of 2001 was primarily generated by General Re and BHRG.

      NON-INSURANCE BUSINESS SEGMENTS

    Results of operations of Berkshire's diverse non-insurance business segments for the first quarter of 2001 and 2000 are shown in the following table. Dollar amounts are in millions.

                                                                2001                  2000
                                                                ----                  ----
                                                        Amount          %      Amount          %
                                                        ------        -----    ------        -----
Revenues .............................................. $3,445        100.0    $1,884        100.0
Costs and expenses ....................................  3,031         88.0     1,468         77.9
                                                        ------        -----    ------        -----
Earnings before income taxes and minority interest ....    414         12.0       416         22.1
Applicable income taxes and minority interest .........    159          4.6       152          8.1
                                                        ------        -----    ------        -----
Net earnings .......................................... $  255          7.4    $  264         14.0
                                                        ======        =====    ======        =====

    Berkshire's numerous and diverse non-insurance businesses grew significantly through the acquisition of several businesses in 2000 and 2001. As a result, there are two new significant non-insurance business segments beginning in the first quarter of 2001. One new business segment is Shaw Industries ("Shaw"), which was acquired by Berkshire on January 8, 2001. In addition; the building products business segment consists of three recently acquired businesses (Johns Manville, acquired February 27, 2001, Benjamin Moore, acquired in December 2000 and Acme Building Brands, acquired in August 2000). Berkshire also acquired Ben Bridge Jeweler in July 2000, which is included as part of Berkshire's retailing businesses. Other significant businesses acquired in 2000 were CORT Business Services (February 2000) and Justin Brands (August 2000). Additional information regarding each of these acquisitions is contained in Note 2 of the accompanying interim Consolidated Financial Statements.

    Revenues for the first quarter from these numerous and diverse businesses totaled $3,445 million in 2001, an increase of $1,561 million (82.9%) over the first quarter of 2000. The aforementioned new businesses accounted for all of the net increase in comparative first quarter revenues. In addition, first quarter 2001 revenues of the flight services businesses increased $139 million (27.4%) over 2000, primarily attributed to increased product sales and increased flight operations income. Offsetting the increase in flight services revenues was a decline in income from finance and financial product businesses, as well as comparative revenue declines in most of the other manufacturing and retail businesses.

    Aggregate pre-tax earnings of non-insurance operations in the first quarter of 2001 were $414 million, essentially unchanged from the first quarter of 2000. Pre-tax earnings of Shaw and the building products businesses totaled $103 million in the first quarter of 2001, which were more than offset by lower earnings from finance and financial products businesses. Finance and financial products businesses generated net pre-tax earnings in the first quarter of 2001 of $171 million compared to $282 million in the first quarter of 2000. Results for the first quarter of 2000 included unrealized gains on a large portfolio of investment securities classified as trading for financial reporting purposes. Accordingly, the unrealized gains were included in income. Due to the nature of securities markets and depending upon the size of proprietary investment strategies being employed, periodic earnings of the finance and financial products businesses can be volatile.

                                                                     Q/E 3/31/01



                                    FORM 10-Q
                             BERKSHIRE HATHAWAY INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    NON-INSURANCE BUSINESS SEGMENTS (CONTINUED)

    Pre-tax earnings of the flight services businesses in the first quarter of 2001 declined by $9 million from 2000. Operating results reflect higher personnel costs and other costs incurred to generate additional growth of these businesses. First quarter 2001 earnings from other non-insurance businesses, excluding newly-acquired businesses, generally declined from amounts earned in 2000. Berkshire believes that its retailing and manufacturing businesses, as a whole, were adversely affected in 2001 by the general slowing of the economy and higher energy costs in the U.S.

      GOODWILL AMORTIZATION AND OTHER PURCHASE-ACCOUNTING ADJUSTMENTS

    Goodwill amortization and other purchase-accounting adjustments reflect the after-tax effect on net earnings with respect to the amortization of goodwill of acquired businesses and the amortization of fair value adjustments to certain assets and liabilities which were recorded at the business acquisition dates.

    Other purchase-accounting adjustments consist primarily of the amortization of the excess of market value over historical cost of fixed maturity investments that existed as of the date of certain business acquisitions, primarily General Re. Such excess is included in Berkshire's cost of the investments and is being amortized over the remaining lives of the investments. The unamortized excess remaining in the cost of fixed maturity investments totaled $652 million at March 31, 2001.

      REALIZED INVESTMENT GAIN/LOSS

    Realized investment gain/loss has been a recurring element in Berkshire's net earnings for many years. Such amounts -- recorded (1) when investments are sold; (2) other-than-temporarily impaired; and (3) in certain situations, as provided under GAAP, when investments are marked-to-market with a corresponding gain or loss included in earnings -- may fluctuate significantly from period to period, resulting in a meaningful effect on reported net earnings. The Consolidated Statements of Earnings include after-tax realized investment gains of $144 million and $453 million for the first quarter of 2001 and 2000, respectively.

FINANCIAL CONDITION

    Berkshire's balance sheet continues to reflect significant liquidity and a strong capital base. Shareholders' equity at March 31, 2001, was $58.4 billion. Consolidated cash and invested assets, excluding assets of finance and financial products businesses totaled approximately $68.0 billion at March 31, 2001. Berkshire has deployed approximately $3.8 billion in cash for business acquisitions in the first quarter of 2001. Cash utilized in these acquisitions was generated internally.

    The net amount of borrowings under investment agreements and other debt increased approximately $1.4 billion during the first quarter of 2001. The increase was primarily due to the inclusion of debt of Shaw and Johns Manville assumed in connection with their acquisitions, partially offset by a decline in corporate debt.

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

                                                                     Q/E 3/31/01
                                    FORM 10-Q
                             BERKSHIRE HATHAWAY INC.


                            PART II OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    Report on Form 8-K

    Item 5. Other Events. Report filed on February 28, 2001, indicated that Berkshire, Leucadia National Corporation, and The FINOVA Group Inc. announced that Berkshire Hathaway and Leucadia National, through a jointly owned entity, had entered into a commitment letter with FINOVA Group and its subsidiary FINOVA Capital Corporation, to loan $6 billion to FINOVA Capital on a senior secured basis, subject to bankruptcy court approval and various other conditions.


                                    SIGNATURE

    Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                         BERKSHIRE HATHAWAY INC.
                                                                    (Registrant)



Date    May 14, 2001                                     /s/ Marc D. Hamburg
     -----------------                                --------------------------
                                                             (Signature)
                                                 Marc D. Hamburg, Vice President
                                                 and Principal Financial Officer