Form 10-Q
period 2001-06-30
BERKSHIRE HATHAWAY INC
filed 2001-08-13
CIK 1067983

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________

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

            -------------------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last report)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

[X]    [  ]
 YES    NO

        Number of shares of common stock outstanding as of August 1, 2001:

                              Class A -- 1,334,635
                              Class B -- 5,778,866

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.                 Q/E 6/30/01


                                                                                     PAGE NO.
                                                                                     --------
PART I - FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS

     Consolidated Balance Sheets --
     June 30, 2001 and December 31, 2000                                                2

     Consolidated Statements of Earnings --
     Second Quarter and First Half 2001 and 2000                                        3

     Condensed Consolidated Statements of Cash Flows --
     First Half 2001 and 2000                                                           4

     Notes to Interim Consolidated Financial Statements                            5 - 11

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                                    12 - 18


PART II - OTHER INFORMATION

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                         19

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                            19

                                    FORM 10-Q

                              BERKSHIRE HATHAWAY INC.                Q/E 6/30/01


                          PART I FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                 (dollars in millions except per share amounts)




                                                                      June 30,         December 31,
                                                                        2001              2000
                                                                      --------         ------------
                                     ASSETS

Cash and cash equivalents ..................................          $  7,143          $  5,263
Investments:
   Securities with fixed maturities ........................            31,233            32,567
   Equity securities .......................................            29,160            37,619
   Other ...................................................             1,924             1,637
Receivables ................................................            11,789            11,764
Inventories ................................................             2,270             1,275
Investments in MidAmerican Energy Holdings Company .........             1,771             1,719
Assets of finance and financial products businesses ........            30,885            16,829
Property, plant and equipment ..............................             4,597             2,699
Goodwill of acquired businesses ............................            21,244            18,875
Other assets ...............................................             6,760             5,545
                                                                      --------          --------
                                                                      $148,776          $135,792
                                                                      ========          ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Losses and loss adjustment expenses ........................          $ 35,929          $ 33,022
Unearned premiums ..........................................             4,753             3,885
Accounts payable, accruals and other liabilities ...........             9,503             8,374
Income taxes, principally deferred .........................             7,098            10,125
Borrowings under investment agreements and other debt ......             3,660             2,663
Liabilities of finance and financial products businesses ...            27,763            14,730
                                                                      --------          --------
                                                                        88,706            72,799
                                                                      --------          --------
Minority shareholders' interests ...........................             1,340             1,269
                                                                      --------          --------
Shareholders' equity:
   Common Stock:*
     Class A Common Stock, $5 par value
       and Class B Common Stock, $0.1667 par value .........                 8                 8
   Capital in excess of par value ..........................            25,555            25,524
   Accumulated other comprehensive income ..................            13,139            17,543
   Retained earnings .......................................            20,028            18,649
                                                                      --------          --------
       Total shareholders' equity ..........................            58,730            61,724
                                                                      --------          --------
                                                                      $148,776          $135,792
                                                                      ========          ========


* Class B Common Stock has economic rights equal to one-thirtieth (1/30) of the economic rights of Class A Common Stock. Accordingly, on an equivalent Class A Common Stock basis, there are 1,527,140 shares outstanding at June 30, 2001 versus 1,526,230 shares outstanding at December 31, 2000.


See accompanying Notes to Interim Consolidated Financial Statements

                                    FORM 10-Q

                              BERKSHIRE HATHAWAY INC.                Q/E 6/30/01

                       CONSOLIDATED STATEMENTS OF EARNINGS

                 (dollars in millions except per share amounts)


                                                                      Second Quarter                  First Half
                                                                 -------------------------     -------------------------
                                                                    2001           2000            2001          2000
                                                                 ----------     ----------     ----------     ----------
REVENUES:
   Insurance premiums earned ...............................     $    5,382     $    3,408     $    9,108     $    6,628
   Sales and service revenues ..............................          3,812          1,696          7,090          3,303
   Interest, dividend and other investment income ..........            680            627          1,358          1,256
   Income from MidAmerican Energy Holdings Company .........             38             22             85             27
   Income from finance and financial products businesses ...             84             94            255            376
   Realized investment gain ................................            660            717            902          1,453
                                                                 ----------     ----------     ----------     ----------
                                                                     10,656          6,564         18,798         13,043
                                                                 ----------     ----------     ----------     ----------
COST AND EXPENSES:
   Insurance losses and loss adjustment expenses ...........          4,989          2,975          8,014          5,652
   Insurance underwriting expenses .........................            797            807          1,724          1,683
   Cost of products and services sold ......................          2,646          1,133          4,947          2,221
   Selling, general and administrative expenses ............            756            378          1,486            756
   Goodwill amortization ...................................            144            123            286            245
   Interest expense ........................................             57             34            117             67
                                                                 ----------     ----------     ----------     ----------
                                                                      9,389          5,450         16,574         10,624
                                                                 ----------     ----------     ----------     ----------
EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST .........          1,267          1,114          2,224          2,419
   Income taxes ............................................            473            395            812            859
   Minority interest .......................................             21             79             33            113
                                                                 ----------     ----------     ----------     ----------
NET EARNINGS ...............................................     $      773     $      640     $    1,379     $    1,447
                                                                 ==========     ==========     ==========     ==========
   Average common shares outstanding * .....................      1,527,028      1,521,057      1,526,785      1,520,869
NET EARNINGS PER COMMON SHARE * ............................     $      506     $      421     $      903     $      951
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



See accompanying Notes to Interim Consolidated Financial Statements

                                    FORM 10-Q

                              BERKSHIRE HATHAWAY INC.                Q/E 6/30/01

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (dollars in millions)



                                                                                      First Half
                                                                                ----------------------
                                                                                  2001           2000
                                                                                --------      --------
Net cash flows from operating activities ..................................     $  2,614      $    943
                                                                                --------      --------
Cash flows from investing activities:
   Purchases of investments ...............................................       (4,757)      (14,508)
   Proceeds from sales and maturities of investments ......................        8,627        12,337
   Loans and investments originated in finance businesses .................       (1,548)         (363)
   Principal collection on loans and investments
     originated in finance businesses .....................................          772           872
   Acquisitions of businesses, net of cash acquired .......................       (3,720)         (381)
   Other ..................................................................         (371)         (242)
                                                                                --------      --------
     Net cash flows from investing activities .............................         (997)       (2,285)
                                                                                --------      --------
Cash flows from financing activities:
   Proceeds from borrowings of finance businesses .........................          347            99
   Proceeds from other borrowings .........................................          335           369
   Repayments of borrowings of finance businesses .........................          (15)          (45)
   Repayments of other borrowings .........................................         (331)         (428)
   Change in short term borrowings of finance businesses ..................          998            --
   Changes in other short term borrowings .................................         (338)          169
   Other ..................................................................           (6)          (67)
                                                                                --------      --------
     Net cash flows from financing activities .............................          990            97
                                                                                --------      --------
     Increase (decrease) in cash and cash equivalents .....................        2,607        (1,245)
Cash and cash equivalents at beginning of year* ...........................        5,604         4,458
                                                                                --------      --------
Cash and cash equivalents at end of first half* ...........................     $  8,211      $  3,213
                                                                                ========      ========
Supplemental cash flow information:
   Cash paid during the period for:
     Income taxes .........................................................     $    863      $    641
     Interest of finance and financial products businesses ................          335           473
     Other interest .......................................................          119            72

Non-cash investing activity:
   Liabilities assumed in connection with acquisitions of businesses ......        2,639           162
   Contingent value of Exchange Notes recognized in earnings ..............           44            90
   Value of equity securities used to redeem Exchange Notes ...............           87           224

*  Cash and cash equivalents are comprised of the following:
   Beginning of year --
     Finance and financial products businesses ............................     $    341      $    623
     Other ................................................................        5,263         3,835
                                                                                --------      --------
                                                                                $  5,604      $  4,458
                                                                                ========      ========
   End of first half --
     Finance and financial products businesses ............................     $  1,068      $  1,306
     Other ................................................................        7,143         1,907
                                                                                --------      --------
                                                                                $  8,211      $  3,213
                                                                                ========      ========


See accompanying Notes to Interim Consolidated Financial Statements

                                    FORM 10-Q

                              BERKSHIRE HATHAWAY INC.                Q/E 6/30/01

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

        Financial information in this Report reflects any adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to a fair statement of results for the interim periods in accordance with generally accepted accounting principles ("GAAP"). Certain amounts in 2000 have been reclassified to conform with current year presentation.

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

        In June 2001, the Financial Accounting Standards Board ("FASB") issued two Statements of Financial Accounting Standards ("SFAS"). SFAS No. 141 "Business Combinations" requires usage of the purchase method for all business combinations initiated after June 30, 2001, and prohibits the usage of the pooling of interests method of accounting for business combinations. The provisions of SFAS No. 141 relating to the application of the purchase method are generally effective for business combinations completed after July 1, 2001. Such provisions include guidance on the identification of the acquiring entity, the recognition of intangible assets other than goodwill acquired in a business combination and the accounting for negative goodwill.

        SFAS No. 142 "Goodwill and Other Intangible Assets" changes the current accounting model that requires amortization of goodwill, supplemented by impairment tests, to an accounting model that is based solely upon impairment tests. SFAS No. 142 also provides guidance on accounting for identifiable intangible assets that may or may not require amortization. The provisions of SFAS No. 142 related to accounting for goodwill and intangible assets will be generally effective for Berkshire at the beginning of 2002, except that certain provisions related to goodwill and other intangible assets are effective for business combinations completed after July 1, 2001.

        Berkshire has not completed its assessment of these new accounting standards, although it expects that the provisions of SFAS No. 142 related to accounting for goodwill will have a significant impact on its consolidated earnings in 2002 when compared to consolidated earnings for years prior to 2002.

NOTE 2. SIGNIFICANT BUSINESS ACQUISITIONS

        During the first quarter of 2001, Berkshire completed two significant business acquisitions. In addition, Berkshire completed six significant acquisitions in 2000. Information concerning seven of these acquisitions follows. Information concerning the other acquisition is contained in Note 4 (Investments in MidAmerican Energy Holdings Company).

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

                                    FORM 10-Q

                              BERKSHIRE HATHAWAY INC.                Q/E 6/30/01


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

        The results of operations for each of these entities are included in Berkshire's consolidated results of operations from the effective date of each merger. The following table sets forth certain unaudited consolidated earnings data for the first half of 2000, as if each of the seven acquisitions discussed above were consummated on the same terms at the beginning of 2000. Pro forma results for the first half of 2001 were not materially different from reported results. Dollars are in millions except per share amount.


                                                         2000
                                                       -------
Total revenues ...................................     $16,841
Net earnings .....................................       1,519
Earnings per equivalent Class A Common Share .....         996

NOTE 3. BUSINESS ACQUISITIONS SUBSEQUENT TO JUNE 30, 2001

        On June 12, 2001, Berkshire entered into agreements to acquire for cash consideration of approximately $400 million a 90% equity interest in MiTek Inc. ("MiTek") from Rexam PLC. Existing MiTek management agreed to acquire the remaining 10% interest. The acquisition was completed on July 31, 2001. MiTek, headquartered in Chesterfield, Missouri, produces steel connector products, design engineering software and ancillary services for the building components market.

        On July 30, 2001, Berkshire entered into an Agreement and Plan of Merger with XTRA Corporation ("XTRA"). Pursuant to the merger agreement, Berkshire will offer to purchase through a cash tender offer all of the outstanding shares of XTRA for $55.00 per share (approximately $590 million in the aggregate). The tender offer is expected to commence on August 14, 2001. The offer is conditioned on, among other things, there being tendered and not withdrawn prior to the expiration date of the offer a majority of the outstanding shares of XTRA common stock and is subject to certain regulatory approvals. Following the tender offer, a Berkshire subsidiary will merge with XTRA. XTRA, headquartered in Westport, Connecticut, is a leading operating lessor of transportation equipment. It leases over-the-road trailers, marine containers and intermodal equipment.

                                    FORM 10-Q

                              BERKSHIRE HATHAWAY INC.                Q/E 6/30/01



NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4. INVESTMENTS IN MIDAMERICAN ENERGY HOLDINGS COMPANY

        On March 14, 2000, Berkshire invested approximately $1.24 billion in common stock and a non-dividend paying convertible preferred stock of a newly formed entity that merged with and into MidAmerican Energy Holdings Company ("MidAmerican"). Such investment gives Berkshire about a 9.7% voting interest and a 76% economic interest in MidAmerican on a fully-diluted basis. Berkshire subsidiaries also acquired approximately $455 million of an 11% non-transferable trust preferred security. Mr. Walter Scott, Jr., a member of Berkshire's Board of Directors, controls approximately 86% of the voting interest in MidAmerican.

        MidAmerican is a global leader in the production of energy from diversified fuel sources including geothermal, natural gas, hydroelectric, nuclear and coal. MidAmerican also is a leader in the supply and distribution of energy in the U.S. and U.K. consumer markets.

        Berkshire's aggregate investments in MidAmerican are included in the Consolidated Balance Sheets as Investments in MidAmerican Energy Holdings Company. Berkshire is accounting for the common and non-dividend paying convertible preferred stock pursuant to the equity method. The carrying value of these equity method investments totaled $1,316 million at June 30, 2001 and $1,264 million at December 31, 2000.

        The Consolidated Statements of Earnings reflect, as Income from MidAmerican Energy Holdings Company, Berkshire's proportionate share of MidAmerican's net income with respect to the investments accounted for pursuant to the equity method, as well as interest earned on the 11% trust preferred security. Income derived from equity method investments totaled $60 million for the first half of 2001 and $12 million for the period beginning on March 14, 2000 and ending June 30, 2000.

NOTE 5. INVESTMENTS IN SECURITIES WITH FIXED MATURITIES

        Data with respect to investments in securities with fixed maturities (other than securities with fixed maturities held by finance and financial products businesses -- See Note 10) are shown in the tabulation below (in millions).

                                                       June 30,            December 31,
                                                         2001                 2000
                                                       --------            ------------
Amortized cost ............................            $ 30,735             $ 32,420
Gross unrealized gains ....................                 723                  512
Gross unrealized losses ...................                (225)                (365)
                                                       --------             --------
Estimated fair value ......................            $ 31,233             $ 32,567
                                                       ========             ========

NOTE 6. INVESTMENTS IN EQUITY SECURITIES

        Data with respect to investments in equity securities are shown in the tabulation below (in millions).

                                                        June 30,           December 31,
                                                          2001                 2000
                                                        --------           ------------
Total cost .................................            $  9,103             $ 10,402
Gross unrealized gains .....................              20,236               27,294
Gross unrealized losses ....................                (179)                 (77)
                                                        --------             --------
Total fair value ...........................            $ 29,160             $ 37,619
                                                        ========             ========
Fair value:
American Express Company ...................            $  5,882             $  8,329
The Coca-Cola Company ......................               9,000               12,188
The Gillette Company .......................               2,783                3,468
Wells Fargo & Company ......................               2,473                3,067
Other equity securities ....................               9,022               10,567
                                                        --------             --------
Total ......................................            $ 29,160             $ 37,619
                                                        ========             ========

                                   FORM 10-Q
                            BERKSHIRE HATHAWAY INC.                  Q/E 6/30/01

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7. DEFERRED INCOME TAX LIABILITIES

The tax effects of significant items comprising Berkshire's net deferred tax liabilities as of June 30, 2001 and December 31, 2000 are as follows (in millions).


                                                                           June 30,            December 31,
                                                                             2001                  2000
                                                                           --------            ------------
Deferred tax liabilities:
   Relating to unrealized appreciation of investments .........            $  7,193             $  9,571
   Deferred charges reinsurance assumed .......................               1,116                  916
   Investments ................................................                 498                  441
   Other ......................................................               1,011                  717
                                                                           --------             --------
                                                                              9,818               11,645
                                                                           --------             --------
Deferred tax assets:
   Unpaid losses and loss adjustment expenses .................                (889)              (1,061)
   Unearned premiums ..........................................                (258)                (227)
   Other ......................................................              (1,636)                (754)
                                                                           --------             --------
                                                                             (2,783)              (2,042)
                                                                           --------             --------
Net deferred tax liability ....................................            $  7,035             $  9,603
                                                                           ========             ========

NOTE 8. COMMON STOCK

        The following table summarizes Berkshire's common stock activity during the first half of 2001.


                                                             Class A Common Stock             Class B Common Stock
                                                        (1,650,000 shares authorized)      (55,000,000 shares authorized)
                                                           Issued and Outstanding              Issued and Outstanding
                                                        -----------------------------      ------------------------------
Balance at December 31, 2000 ...................                  1,343,904                           5,469,786
Conversions of Class A Common Stock
     To Class B Common Stock and other .........                     (6,385)                            218,843
                                                                 ----------                          ----------
Balance at June 30, 2001 .......................                  1,337,519                           5,688,629
                                                                 ==========                          ==========

        Each share of Class A Common Stock is convertible, at the option of the holder, into thirty shares of Class B Common Stock. Class B Common Stock is not convertible into Class A Common Stock. Class B Common Stock has economic rights equal to one-thirtieth (1/30) of the economic rights of Class A Common Stock. Accordingly, on an equivalent Class A Common Stock basis, there are 1,527,140 shares outstanding at June 30, 2001 and 1,526,230 shares outstanding at December 31, 2000.

        Each Class A Common share is entitled to one vote per share. Each Class B Common share possesses the voting rights of one-two-hundredth (1/200) of the voting rights of a Class A share. Class A and Class B Common shares vote together as a single class.

NOTE 9. COMPREHENSIVE INCOME

        Berkshire's comprehensive income for the second quarter and first half of 2001 and 2000 is shown in the table below (in millions). Other comprehensive income consists principally of unrealized gains and losses on investments and foreign currency translation adjustments associated with foreign-based business operations.

                                                                         Second Quarter              First Half
                                                                      --------------------      -------------------
                                                                        2001         2000         2001        2000
                                                                      -------      -------      -------      -------
Net earnings ....................................................     $   773      $   640      $ 1,379      $ 1,447
                                                                      -------      -------      -------      -------
Other comprehensive income:
Increase (decrease) in unrealized appreciation of investments ...        (732)         975       (6,780)      (2,561)
     Applicable income taxes and minority interests .............         268         (289)       2,420          963
Other, principally foreign currency translation adjustments .....           6          (66)         (72)         (91)
     Applicable income taxes and minority interests .............          15           15           28           35
                                                                      -------      -------      -------      -------
                                                                         (443)         635       (4,404)      (1,654)
                                                                      -------      -------      -------      -------
Comprehensive income ............................................     $   330      $ 1,275      $(3,025)     $  (207)
                                                                      =======      =======      =======      =======

                                    FORM 10-Q

                              BERKSHIRE HATHAWAY INC.                Q/E 6/30/01



NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10. FINANCE AND FINANCIAL PRODUCTS BUSINESSES

        Assets and liabilities of Berkshire's finance and financial products businesses are summarized below (in millions).


                                                                     June 30,        December 31,
                                                                      2001               2000
                                                                     --------        ------------
ASSETS
Cash and cash equivalents ................................           $ 1,068           $   341
Investments in securities with fixed maturities:
     Held-to-maturity, at cost ...........................             1,741             1,664
     Trading, at fair value ..............................            17,444             5,244
     Available-for-sale, at fair value ...................               831               880
Trading account assets ...................................             5,894             5,429
Loans and other receivables ..............................             1,872             1,186
Securities purchased under agreements to resell ..........               675               680
Other ....................................................             1,360             1,405
                                                                     -------           -------
                                                                     $30,885           $16,829
                                                                     =======           =======
LIABILITIES
Securities sold under agreements to repurchase ...........           $15,297           $ 3,386
Securities sold but not yet purchased ....................               716               715
Trading account liabilities ..............................             5,003             4,974
Notes payable and other borrowings .......................             3,591             2,116
Annuity reserves and policyholder liabilities ............               881               868
Other ....................................................             2,275             2,671
                                                                     -------           -------
                                                                     $27,763           $14,730
                                                                     =======           =======

NOTE 11. BUSINESS SEGMENT DATA

        A disaggregation of Berkshire's consolidated data for the second quarter and first half of each of the two most recent years is as follows. Amounts are in millions.


                                                                      Second Quarter                First Half
                                                                  ----------------------      ----------------------
                                                                    2001          2000          2001          2000
                                                                  --------      --------      --------      --------
REVENUES
--------
OPERATING BUSINESSES:
Insurance group:
   Premiums earned:
     GEICO ..................................................     $  1,504      $  1,383      $  2,966      $  2,691
     General Re .............................................        2,092         1,815         4,090         3,495
     Berkshire Hathaway Reinsurance Group ...................        1,671           141         1,831           305
     Berkshire Hathaway Primary Insurance Group .............          115            69           221           137
   Interest, dividend and other investment income ...........          724           666         1,426         1,327
                                                                  --------      --------      --------      --------
Total insurance group .......................................        6,106         4,074        10,534         7,955
Shaw Industries .............................................        1,064            --         2,031            --
Building products * .........................................          916            --         1,382            --
Flight services .............................................          593           539         1,240         1,047
Retail ......................................................          456           401           893           794
Scott Fetzer Companies ......................................          231           239           477           502
Other .......................................................          650           613         1,363         1,334
                                                                  --------      --------      --------      --------
                                                                    10,016         5,866        17,920        11,632
 RECONCILIATION OF SEGMENTS TO CONSOLIDATED AMOUNT:
   Realized investment gain .................................          660           717           902         1,453
   Other ....................................................            7            13            19            26
   Eliminations .............................................           (4)           --            (4)           --
   Purchase-accounting adjustments ..........................          (23)          (32)          (39)          (68)
                                                                  --------      --------      --------      --------
                                                                  $ 10,656      $  6,564      $ 18,798      $ 13,043
                                                                  ========      ========      ========      ========


* Building products businesses include Johns Manville, Benjamin Moore and Acme Building Brands. See Note 2.

                                    FORM 10-Q

                              BERKSHIRE HATHAWAY INC.                Q/E 6/30/01



NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11. BUSINESS SEGMENT DATA (CONTINUED)


                                                                               Second Quarter            First Half
                                                                           --------------------      --------------------
                                                                             2001         2000         2001        2000
                                                                           -------      -------      -------      -------
OPERATING PROFIT BEFORE TAXES
OPERATING BUSINESSES:
Insurance group operating profit:
   Underwriting profit (loss):
     GEICO ...........................................................     $    21      $   (65)     $    --      $  (151)
     General Re ......................................................        (369)        (242)        (502)        (520)
     Berkshire Hathaway Reinsurance Group ............................         (60)         (68)        (138)         (36)
     Berkshire Hathaway Primary Insurance Group ......................           3            2            9            1
   Interest, dividend and other investment income ....................         719          659        1,416        1,317
                                                                           -------      -------      -------      -------
Total insurance group operating profit ...............................         314          286          785          611
Shaw Industries ......................................................          85           --          136           --
Building products ....................................................         140           --          192           --
Flight services ......................................................          56           56          105          114
Retail ...............................................................          33           32           59           60
Scott Fetzer Companies ...............................................          31           26           61           61
Other ................................................................         140          164          376          460
                                                                           -------      -------      -------      -------
                                                                               799          564        1,714        1,306
RECONCILIATION OF SEGMENTS TO CONSOLIDATED AMOUNT:
   Realized investment gain ..........................................         648          717          861        1,453
   Interest expense * ................................................         (19)         (23)         (41)         (47)
   Corporate and other ...............................................           6           12           15           21
   Goodwill amortization and other purchase-accounting adjustments ...        (167)        (156)        (325)        (314)
                                                                           -------      -------      -------      -------
                                                                           $ 1,267      $ 1,114      $ 2,224      $ 2,419
                                                                           =======      =======      =======      =======


*  Excludes interest allocated to certain businesses.

NOTE 12. COMMITMENTS

        On February 26, 2001, Berkshire and Leucadia National Corporation ("Leucadia"), through Berkadia LLC, a newly formed and jointly owned entity formed for this purpose, committed to loan up to $6 billion on a senior secured basis (the "Term Loan") to FINOVA Capital Corporation, ("FNV Capital") a subsidiary of The FINOVA Group ("FNV"). The loan commitment was made in connection with a proposed restructuring of all of FNV Capital's outstanding bank debt and publicly traded debt securities. FNV, FNV Capital and other affiliates filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code on March 7, 2001. The bankruptcy court approved an amended reorganization plan on June 14, 2001. The amended reorganization plan was confirmed by the bankruptcy court on August 10, 2001. The reorganization is expected to become effective on or about August 21, 2001.

        Berkadia received a $60 million commitment fee upon execution of the commitment letter. Berkadia is due an additional $60 million commitment fee on the funding date of the Term Loan. The Term Loan, which must be repaid in full five years from the date of issuance, will be secured by all assets of FNV Capital and will bear interest at a floating rate of LIBOR plus 2.25% (225 basis points). Under the provisions of the Term Loan, mandatory quarterly prepayments will be required to the extent FNV has available cash.

        Berkadia's commitment to fund the Term Loan is guaranteed by Berkshire and Leucadia and expires on August 31, 2001. Berkadia expects to finance the Term Loan through a third party lending facility. Berkshire will provide Berkadia's lenders with a 90% primary guaranty of such financing and will also provide a secondary guaranty to the 10% primary guaranty provided by Leucadia.

        The FNV bankruptcy plan ("Plan") provides that the proceeds from the Berkadia Loan and FNV's available cash at the effective date of the Plan will be used to repay 70% of the principal amount outstanding of all FNV Capital debt that was outstanding at the date of the FNV bankruptcy filing. The Plan also provides that the FNV obligations with respect to the remaining 30% of the principal outstanding will be replaced by newly issued 7.5% Senior Secured Notes due November 15, 2009 with Contingent Interest due 2016 ("Senior Notes").


        At the time of the FNV bankruptcy filing, Berkshire subsidiaries held approximately $1.43 billion par amount of FNV Capital bonds and bank loans. Accordingly, upon consummation of the Plan, Berkshire will receive approximately $1 billion in cash and $430 million principal of the Senior Notes. In addition upon the issuance of the Senior Notes, Berkshire will commence a tender offer for up to $500 million principal amount of the Senior Notes at a price equal to 70% of the principal amount. Berkshire has agreed to hold the Senior Notes for a minimum of four years.

                                    FORM 10-Q

                              BERKSHIRE HATHAWAY INC.                Q/E 6/30/01


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        Net earnings for the second quarter and first half of 2001 and 2000 are disaggregated in the table that follows. Amounts are after deducting minority interests and income taxes. Dollar amounts are in millions.

                                                                                 Second Quarter             First Half
                                                                              --------------------      --------------------
                                                                                2001        2000         2001         2000
                                                                              -------      -------      -------      -------
Insurance segments - underwriting .......................................     $  (274)     $  (257)     $  (419)     $  (473)
Insurance - investment income ...........................................         495          475          978          932
Non-insurance businesses ................................................         299          180          581          445
Interest expense ........................................................         (12)         (17)         (28)         (31)
Goodwill amortization and other purchase-accounting adjustments .........        (157)        (143)        (307)        (285)
Other ...................................................................           2            7           10           11
                                                                              -------      -------      -------      -------
   Earnings before realized investment gain .............................         353          245          815          599
Realized investment gain ................................................         420          395          564          848
                                                                              -------      -------      -------      -------
   Net earnings .........................................................     $   773      $   640      $ 1,379      $ 1,447
                                                                              =======      =======      =======      =======

        INSURANCE SEGMENTS -- UNDERWRITING

        A summary follows of underwriting results from Berkshire's insurance segments for the second quarter and first half of 2001 and 2000. Dollar amounts are in millions.

                                                             Second Quarter         First Half
                                                            ----------------      ----------------
                                                             2001       2000       2001       2000
                                                            -----      -----      -----      -----
Underwriting gain (loss) attributable to:
   GEICO ..............................................     $  21      $ (65)     $  --      $(151)
   General Re .........................................      (369)      (242)      (502)      (520)
   Berkshire Hathaway Reinsurance Group ...............       (60)       (68)      (138)       (36)
   Berkshire Hathaway Primary Insurance Group .........         3          2          9          1
                                                            -----      -----      -----      -----
Pre-tax underwriting loss .............................      (405)      (373)      (631)      (706)
Income taxes and minority interest ....................      (131)      (116)      (212)      (233)
                                                            -----      -----      -----      -----
   Net underwriting loss ..............................     $(274)     $(257)     $(419)     $(473)
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

        GEICO's pre-tax underwriting results for the second quarter and first half of 2001 and 2000 are summarized in the table below. Dollar amounts are in millions.

                                                 Second Quarter                                 First Half
                                     ----------------------------------------      ---------------------------------------
                                            2001                   2000                   2001                  2000
                                     -----------------      -----------------      -----------------     -----------------
                                     Amount        %        Amount       %         Amount       %        Amount        %
                                     ------     ------      ------     ------      ------     ------     ------     ------
Premiums earned ................     $1,504      100.0      $1,383      100.0      $2,966      100.0     $2,691      100.0
                                     ------     ------      ------     ------      ------     ------     ------     ------
Losses and loss expenses .......      1,238       82.3       1,192       86.2       2,474       83.4      2,323       86.3
Underwriting expenses ..........        245       16.3         256       18.5         492       16.6        519       19.3
                                     ------     ------      ------     ------      ------     ------     ------     ------
Total losses and expenses ......      1,483       98.6       1,448      104.7       2,966      100.0      2,842      105.6
                                     ------     ======      ------     ======      ------     ======     ------     ======
Net underwriting gain (loss) ...     $   21                 $  (65)                $   --                $ (151)
                                     ======                 ======                 ======                ======

                                    FORM 10-Q

                              BERKSHIRE HATHAWAY INC.                Q/E 6/30/01


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        INSURANCE SEGMENTS - UNDERWRITING (CONTINUED)

        GEICO CORPORATION (CONTINUED)

        Premiums earned in the second quarter of 2001 were $1,504 million, an increase of 8.7% from $1,383 million in 2000. For the first half of 2001, premiums earned were $2,966 million, an increase of 10.2% from $2,691 million in 2000. The growth in premiums earned reflects increased rates for voluntary auto business and a slight reduction in policies-in-force during the past year.

        In response to increased losses in 2000, GEICO implemented premium rate increases in many states and tightened underwriting standards. Additional rate increases will be taken, as necessary, to maintain reasonable underwriting profitability. It takes six to twelve months for the full effect of a rate increase to be reflected in premiums earned.

        Policies-in-force over the last twelve months increased 2.7% in the preferred risk auto market and decreased 12.4% in the standard and nonstandard auto lines. Voluntary auto new business sales in the first six months of 2001 decreased 41.1% compared to 2000 due to decreased advertising and a lower closure ratio (policies written to quotes). Voluntary auto policies-in-force at June 30, 2001 were 37,000 (0.8%) less than at December 31, 2000 and are not expected to change significantly over the remainder of 2001.

        Losses and loss adjustment expenses incurred increased 3.9% to $1,238 million in the second quarter of 2001 and 6.5% to $2,474 million for the first half of 2001. The loss ratio for property and casualty insurance, which measures the portion of premiums earned that is paid or reserved for losses and related claims handling expenses, was 83.4% for the first six months of 2001 compared to 86.3% in 2000. The lower ratio reflects the effect of premium rate increases begun in 2000. Additionally, the rate of increase in claim severity slowed over the first half of 2001 and the frequency of accidents decreased in certain coverages compared to the prior year. Incurred losses from catastrophe events for the first half of 2001 totaled approximately $40.2 million, compared to $33.7 million in 2000. In 2001, most of the catastrophe losses occurred during the second quarter, primarily flood claims from Tropical Storm Allison and hail damage claims in the Midwest.

        Underwriting expenses for the second quarter of 2001 declined $11 million (4.3%) from the second quarter of 2000. For the first six months of 2001, underwriting expenses declined $27 million (5.2%) from the expenses for the comparable period in 2000. Policy acquisition expenses of $306 million decreased 4.6% in the first six months of 2001 as compared to 2000 due to lower advertising expenditures. However, the unit cost of acquiring new business has continued to increase in 2001 reflecting a lower closure ratio. In addition, underwriting expenses reflect no employee profit sharing expense in the first six months of 2001 versus an expense accrual of $43 million in 2000.

        GENERAL RE

        General Re and its affiliates conduct a global reinsurance business with operations in the United States and 129 other countries around the world. General Re's principal reinsurance operations are: (1) North American property/casualty, (2) international property/casualty, and (3) global life/health. The international property/casualty operations include the direct reinsurance operations of Germany-based Cologne Re and certain wholly-owned subsidiaries of General Re, including the broker-market reinsurance operations (Faraday / DP Mann). At June 30, 2001, General Re held an 88% economic ownership interest in Cologne Re.

        The reinsurance industry continues to contend with difficult underwriting conditions. While pricing improvements are occurring in certain markets, price increases in many property/casualty insurance and reinsurance markets have generally not kept pace with claims inflation in recent years. Many markets remain under-priced relative to the risks assumed.

        General Re's consolidated underwriting results for the first half of 2001 and 2000 were generally unsatisfactory. During the first quarter 2001, consolidated results improved over the same period in 2000 and prior years' claims reserves developed in line with expectations. However, results for the second quarter of 2001 were negatively affected by catastrophe losses and adverse loss reserve development in the North American property/casualty operations. Results in the international property/casualty operations continued to improve in the second quarter and first half of 2001. Global life/health reinsurance results for the second quarter and first half of 2001 also improved over the comparable periods of 2000.

                                    FORM 10-Q

                              BERKSHIRE HATHAWAY INC.                Q/E 6/30/01


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        GENERAL RE (CONTINUED)

        The underwriting results for each of General Re's business segments follow. Dollar amounts are in millions.

North American property/casualty

        General Re's North American property/casualty pre-tax underwriting results for the second quarter and first half of 2001 and 2000 are shown below. Dollar amounts are in millions.


                                                  Second Quarter                                       First Half
                                   ----------------------------------------------      --------------------------------------------
                                           2001                      2000                      2001                     2000
                                   --------------------      --------------------      -------------------     --------------------
                                   Amount          %          Amount         %         Amount         %         Amount          %
                                   -------      -------      -------      -------      -------     -------     -------      -------
Premiums earned ..............     $ 1,093        100.0      $   739        100.0      $ 1,998       100.0     $ 1,408        100.0
                                   -------      -------      -------      -------      -------     -------     -------      -------
Losses and loss expenses .....       1,178        107.8          612         82.8        1,866        93.4       1,182         83.9
Underwriting expenses ........         212         19.4          208         28.2          484        24.2         399         28.4
                                   -------      -------      -------      -------      -------     -------     -------      -------
Total losses and expenses ....       1,390        127.2          820        111.0        2,350       117.6       1,581        112.3
                                   -------      =======      -------      =======      -------     =======     -------      =======
Net underwriting loss ........     $  (297)                  $   (81)                  $  (352)                $  (173)
                                   =======                   =======                   =======                 =======

        North American property/casualty operations underwrite predominantly excess reinsurance across multiple lines of business. For the second quarter and first half of 2001, North American property/casualty earned premiums exceeded amounts earned during the comparable 2000 periods by $354 million (47.9%) and $590 million (41.9%), respectively. Premiums earned in the second quarter of 2001 include $275 million from a single retroactive reinsurance contract that had no significant impact on underwriting results (there were no similar contracts written in 2000). Earned premium growth in 2001, excluding the retroactive contract, reflects new business and significant premium rate increases in individual risk, national accounts and regional/specialty lines of business.

        The North American property/casualty operations produced net underwriting losses of $297 million and $352 million for the second quarter and first half of 2001, respectively. These results include $96 million (8.8 loss ratio points) and $96 million (4.8 loss ratio points) of claims from catastrophes and other large individual property losses ($20 million per loss or greater) during the second quarter and first half of 2001, respectively. Underwriting results for first half of 2000, included $27 million (1.9 loss ratio points) of claims arising from catastrophes and other large individual property losses. The catastrophic event affecting the 2001 results was Tropical Storm Allison in June. While the potential impact of catastrophe and other large property losses is normally factored into prices established for reinsurance coverage, the timing and magnitude of such losses can produce volatility in periodic underwriting results.

        The North American property/casualty underwriting results for the second quarter of 2001 were also adversely affected by unfavorable reserve development of prior years' claim estimates. This development increased the first half of 2001 underwriting loss by approximately $137 million, and occurred principally in the casualty treaty, commercial umbrella and casualty individual risk reinsurance lines, and primarily for accident years from 1998 through 2000. Underwriting losses for the first half of 2000 included approximately $40 million from adverse loss development. This adverse development primarily related to business that has since been non-renewed or renewed with improved pricing and coverage terms.

        Over time if the property/casualty business is properly priced, it is expected the business will generate about breakeven underwriting results. However, this has not occurred over the period subsequent to Berkshire's acquisition of General Re at the end of 1998. Management is continuing to take actions to improve pricing, terms and conditions so as to achieve the targeted underwriting breakeven results.

International property/casualty

        General Re's international property/casualty pre-tax underwriting results for the second quarter and first half of 2001 and 2000 are shown below. Dollar amounts are in millions.


                                                 Second Quarter                                      First Half
                                 ----------------------------------------------      --------------------------------------------
                                          2001                      2000                     2001                    2000
                                 --------------------      --------------------      -------------------     --------------------
                                  Amount         %          Amount         %          Amount        %        Amount          %
                                 -------      -------      -------      -------      -------     -------     -------      -------
Premiums earned ............     $   522        100.0      $   617        100.0      $ 1,110       100.0     $ 1,228        100.0
                                 -------      -------      -------      -------      -------     -------     -------      -------
Losses and loss expenses ...         439         84.1          547         88.7          882        79.5       1,110         90.4
Underwriting expenses ......         160         30.7          195         31.6          350        31.5         409         33.3
                                 -------      -------      -------      -------      -------     -------     -------      -------
Total losses and expenses ..         599        114.8          742        120.3        1,232       111.0       1,519        123.7
                                 -------      =======      -------      =======      -------     =======     -------      =======
Net underwriting loss ......     $   (77)                  $  (125)                  $  (122)                $  (291)
                                 =======                   =======                   =======                 =======

                                    FORM 10-Q

                              BERKSHIRE HATHAWAY INC.                Q/E 6/30/01


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        GENERAL RE (CONTINUED)
        The international property/casualty operations write quota-share and excess reinsurance on risks around the world. In recent years, the largest international markets have been in Germany and other parts of Western Europe. For the second quarter and first half of 2001, international property/casualty earned premiums decreased from 2000 levels by $95 million (15.4%) and $118 million (9.6%), respectively. Adjusting for the effect of foreign exchange, earned premiums decreased 5.6% during the second quarter and grew 0.7% for the first half of 2001, respectively. For the first half, increased premiums from DP Mann's Syndicate 435 at Lloyd's and growth in U.K. casualty treaty business were substantially offset by decreased premiums in Latin America. At Cologne Re, premium rate increases and new business substantially offset the effects of the elimination of under-performing business that was not renewed.

        Underwriting results of the international property/casualty operations for the second quarter and first half of 2001 improved over very poor results in corresponding periods in 2000. Results in 2001 benefited from lower catastrophe and other large individual property losses and the effects of recent underwriting initiatives in the direct reinsurance operations. The loss ratio for the first half of 2001 was 79.5%, compared to 90.4% for the first half of 2000. There were no losses arising from catastrophes and other large individual property losses for the first half of 2001, compared to $104 million (8.5 loss ratio points) for the same period of 2000. In 2000, additional losses emerged from the late December 1999 European winter storms. Partially offsetting improvements in the direct reinsurance operations were deteriorating results in the broker-market operations. The broker-market results in 2001 were adversely affected by large losses, including D.P. Mann's share of losses from the sinking of an oil rig off South America.

Global life/health

        General Re's global life/health pre-tax underwriting results for the second quarter and first half of 2001 and 2000 are shown below. Dollar amounts are in millions.


                                                 Second Quarter                                  First Half
                                     -----------------------------------------      ----------------------------------------
                                            2001                   2000                   2001                   2000
                                     -----------------      ------------------      -----------------     ------------------
                                     Amount       %         Amount         %        Amount       %        Amount         %
                                     ------     ------      ------      ------      ------     ------     ------      ------
Premiums earned ................     $  477      100.0      $  459       100.0      $  982      100.0     $  859       100.0
                                     ------     ------      ------      ------      ------     ------     ------      ------
Losses and loss expenses .......        367       77.0         410        89.3         793       80.8        730        85.0
Underwriting expenses ..........        105       22.0          85        18.5         217       22.1        185        21.5
                                     ------     ------      ------      ------      ------     ------     ------      ------
Total losses and expenses ......        472       99.0         495       107.8       1,010      102.9        915       106.5
                                     ------     ======      ------      ======      ------     ======     ------      ======
Net underwriting gain (loss) ...     $    5                 $  (36)                 $  (28)               $  (56)
                                     ======                 ======                  ======                ======

        General Re's global life/health affiliates reinsure such risks worldwide. Second quarter and first half 2001 global life/health earned premiums grew 3.9% and 14.3%, respectively over the same periods in 2000. Adjusting for the effect of foreign exchange, earned premiums increased 8.6% during the second quarter and 19.5% for the first half of 2001. The growth in earned premiums was primarily due to the life reinsurance business in the U.S., Australia, Asia and Western Europe. In addition, growth in the U.S. individual health operations, resulting primarily from the acquisition of two Medicare supplement blocks of business in 2000, offset decreases in premiums earned in the international health segment.

        The global life/health underwriting results for the first half of 2001 improved significantly from the same period in 2000 and produced a modest underwriting profit in the second quarter of 2001. The improvement in the first half of 2001 was primarily attributable to general improvement in the life and health units of the U.S. operations and improved results in the international life operations, which reported unsatisfactory results in the first half of 2000. The underwriting profit of $5 million in the second quarter of 2001 resulted from $8 million of underwriting profit earned by the global life reinsurance operations, offset by $3 million of underwriting losses in the health business. Underwriting results in the health reinsurance business, while not yet at acceptable levels, benefited in the second quarter from the more favorable effects of seasonality in the Medicare supplement business, as compared to the first quarter of 2001.

                                    FORM 10-Q

                              BERKSHIRE HATHAWAY INC.                Q/E 6/30/01


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        BERKSHIRE HATHAWAY REINSURANCE GROUP

        The Berkshire Hathaway Reinsurance Group ("BHRG") underwrites principally excess-of-loss reinsurance coverages for insurers and reinsurers around the world. BHRG is believed to be one of the leaders in providing catastrophe excess-of-loss reinsurance. In addition, BHRG has generated significant premium volume from a few very sizable retroactive reinsurance contracts in recent years. Retroactive reinsurance policies indemnify ceding companies with respect to loss events that occurred in previous years. Such policies can provide exceptionally large, but limited, amounts of indemnification in exchange for significant premiums. Premium amounts reflect, in part, discounting for time, because the claim payments are estimated to occur over lengthy time periods. Considerable amounts of asbestos and environmental liability are often present from claims incurred under these policies.

        Premiums earned from retroactive reinsurance policies for the first half were $1,566 million in 2001 and $25 million in 2000. In 2001, substantially all of these amounts were earned during the second quarter from two policies. Underwriting losses attributed to retroactive reinsurance policies for the second quarter totaled $104 million in 2001 and $38 million in 2000. For the first half, retroactive policies produced underwriting losses of $202 million in 2001 and $79 million in 2000. The underwriting losses resulted from the amortization of deferred charges that are established at the inception of retroactive reinsurance contracts. The deferred charges, which represent the difference between the policy premium and the ultimate estimated claim reserves, are subsequently amortized over the estimated claim payment period.

        The amortization charges are recorded as losses incurred and therefore, produce underwriting losses. The increase in amortization charges in 2001 over 2000 periods relates to the significant amount of new business written during the past two years. Unamortized deferred charges at June 30, 2001 totaled approximately $3.1 billion, an increase of $1.7 billion from June 30, 2000. As a result, comparatively higher amortization charges will occur over the remainder of 2001.

        Premiums earned under catastrophe and other non-catastrophe reinsurance businesses for the second quarter were $115 million in 2001 and $116 million in 2000. For the first half premiums earned from these businesses were $265 million in 2001 and $280 million in 2000. Premiums earned from catastrophe policies declined in 2001, whereas premiums earned from non-catastrophe policies increased. Collectively, catastrophe and other non-catastrophe policies generated a second quarter underwriting gain of $44 million in 2001 compared to a $30 million underwriting loss for the second quarter of 2000. For the first half, these businesses produced underwriting gains of $64 million in 2001 and $43 million in 2000. Overall, the catastrophe reinsurance business produced substantial underwriting gains, whereas non-catastrophe policies generated underwriting losses.

BERKSHIRE HATHAWAY PRIMARY INSURANCE

        Premiums earned by Berkshire's numerous other primary insurers of $115 million and $221 million in the second quarter and first half of 2001, respectively, exceeded the corresponding prior year amounts by $46 million (66.7%) and $84 million (61.3%), respectively. Most of the increase in premiums earned derived from the inclusion of the insurance affiliates of U.S. Investment Corporation ("USIC"), specialty insurers which were acquired by Berkshire in August 2000. Otherwise, premium increases in 2001 periods at National Indemnity were partially offset by small premium declines at Central States. Underwriting results for these businesses in 2001 include net underwriting gains at USIC, National Indemnity and Kansas Bankers'.

        INSURANCE - INVESTMENT INCOME

        After-tax net investment income produced by Berkshire's insurance and reinsurance businesses for the second quarter and first half of 2001 and 2000 is summarized in the table below. Dollars are in millions.


                                                                               Second Quarter             First Half
                                                                             -------------------       -------------------
                                                                              2001         2000         2001         2000
                                                                             ------       ------       ------       ------
Net investment income before income taxes and minority interests .....       $  719       $  659       $1,416       $1,317
Income taxes and minority interests ..................................          224          184          438          385
                                                                             ------       ------       ------       ------
Net investment income ................................................       $  495       $  475       $  978       $  932
                                                                             ======       ======       ======       ======

        Pre-tax net investment income earned by Berkshire's insurance businesses for the second quarter of 2001 increased $60 million (9.1%) over the second quarter of 2000. Investment income for the first six months of 2001 increased $99 million (7.5%) over the corresponding period in 2000. Essentially all of the increase in pre-tax investment income in 2001 derives from growth in the portfolio of fixed maturity investments.

                                    FORM 10-Q

                              BERKSHIRE HATHAWAY INC.                Q/E 6/30/01


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        INSURANCE - INVESTMENT INCOME (CONTINUED)

        Berkshire's insurance operations maintain large levels of invested assets, derived from shareholder capital, as well as policyholder float. Policyholder float is an estimate of the net amount temporarily available for investment from funds provided by policyholders. Such amounts will be eventually returned to policyholders, primarily in the form of claim and benefit payments and other refunds arising out of the insurance contracts.

        Policyholder float at June 30, 2001 totaled approximately $30.8 billion, compared to about $ 27.9 billion at December 31, 2000 and $25.8 billion at June 30, 2000. BHRG and General Re produced most of the increase in float over the past year, a significant portion of which, derived from retroactive reinsurance and other large excess reinsurance contracts. While there is no certainty as to the timing or amount of ultimate liabilities under these policies, Berkshire estimates that the float generated will be held over a long period of time.

        NON-INSURANCE BUSINESSES

        Results of operations of Berkshire's diverse non-insurance businesses for the second quarter and first half of 2001 and 2000 are shown in the following table. Dollar amounts are in millions.

                                                 Second Quarter                                  First Half
                                     -----------------------------------------      ----------------------------------------
                                            2001                   2000                   2001                   2000
                                     -----------------      ------------------      -----------------     ------------------
                                     Amount       %         Amount         %        Amount       %        Amount         %
                                     ------     ------      ------      ------      ------     ------     ------      ------
Revenues .......................     $3,910      100.0      $1,792       100.0      $7,386      100.0     $3,677       100.0
Costs and expenses .............      3,425       87.6       1,514        84.5       6,457       87.4      2,982        81.1
                                     ------     ------      ------      ------      ------     ------     ------      ------
Earnings before income
  taxes/minority interest ......        485       12.4         278        15.5         929       12.6        695        18.9
Applicable income
  taxes/minority interest ......        186        4.8          98         5.5         348        4.7        250         6.8
                                     ------     ------      ------      ------      ------     ------     ------      ------
Net earnings ...................     $  299        7.6      $  180        10.0      $  581        7.9     $  445        12.1
                                     ======     ======      ======      ======      ======     ======     ======      ======

        Berkshire's numerous non-insurance businesses grew significantly through the acquisition of several businesses in 2000 and 2001. As a result, in 2001 there are two new significant non-insurance business segments. One new segment is Shaw Industries ("Shaw"), in which Berkshire acquired an approximately 87.3% interest on January 8, 2001. In addition, the building products segment consists of three recently acquired businesses (Johns Manville, acquired February 27, 2001, Benjamin Moore, acquired in December 2000 and Acme Building Brands, acquired in August 2000). Berkshire also acquired Ben Bridge Jeweler in July 2000, which is included as part of Berkshire's retailing segment. Other significant businesses acquired in 2000 were CORT Business Services (February
2000) and Justin Brands (August 2000). The results for each of these businesses are included in Berkshire's earnings from their respective acquisition dates. Additional information regarding each of these acquisitions is contained in Note 2 of the accompanying interim Consolidated Financial Statements.

        Berkshire's non-insurance businesses generated second quarter revenues totaling $3,910 million in 2001, an increase of 118.2% over the second quarter of 2000. For the first six months of 2001, these businesses produced revenues of $7,386 million, an increase of 100.9% over the corresponding period in 2000. Pre-tax earnings of Berkshire's non-insurance businesses for 2001 exceeded earnings of the corresponding prior year by $207 million (74.5%) for the second quarter and $234 million (33.7%) for the first half. The increases in revenues and pre-tax earnings were largely attributed to the aforementioned new businesses.

        Shaw's carpet and floor coverings business generated revenues of $1,064 million for the second quarter of 2001 and $2,031 million for the first half. On a comparable year-to-date basis, Shaw's revenues declined about 5% in the first half of 2001 as compared to 2000, primarily due to lower volume of carpet sold. For the second quarter and first half of 2001, pre-tax earnings of Shaw totaled $85 million and $136 million, respectively.

        The building products businesses generated second quarter and first half revenues in 2001 of $ 916 million and $1,382 million, respectively. On a comparable year-to-date basis, revenues of the building products group declined about 3% in the first half of 2001 from 2000. Lower revenues from insulation and engineered products at Johns Manville more than offset a small increase in sales from paint and coatings at Benjamin Moore. Pre-tax earnings for 2001 were $140 million for the second quarter and $192 million for the first half.

        Berkshire's retail businesses generated revenues of $456 million for the second quarter of 2001 and $893 million for the first half as compared to $401 million and $794 million in the comparable 2000 periods. The comparative increase in revenues in 2001 was due to business acquisitions occurring during the second half of 2000. Pre-tax earnings in 2001 of $33 million for the second quarter and $59 million for the first half were essentially unchanged as earnings from businesses acquired in the second half of 2000 were offset by an aggregate earnings decline of the other retail businesses.

                                    FORM 10-Q

                              BERKSHIRE HATHAWAY INC.                Q/E 6/30/01


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        NON-INSURANCE BUSINESSES (CONTINUED)

        Second quarter revenues of $593 million from flight service businesses increased $54 million (10.0%) in 2001 as compared to 2000 and first half revenues of $1,240 million increased $193 million (18.4%) in 2001 as compared to 2000. The revenue gains in each period of 2001 reflect increased revenues from training at FlightSafety and aircraft sales and flight operations management at Executive Jet. Pre-tax earnings of $56 million from the flight services businesses for the second quarter of 2001 were unchanged from 2000 and pre-tax earnings of $105 million for the first half of 2001 declined $9 million (7.9%) as compared to 2000. A modest increase in comparative pre-tax earnings from FlightSafety was offset by a decrease in comparative pre-tax earnings from Executive Jet.

        Other non-insurance businesses include several finance and financial products businesses, which generated pre-tax earnings in the second quarter of $68 million in 2001 and $87 million in 2000. For the first half, pre-tax earnings of the finance businesses were $227 million in 2001 and $362 million in 2000. Earnings of Berkshire's finance and financial products businesses are expected to be volatile due, in part, to the magnitude of investments acquired under proprietary investment strategies and to changes in their relative fair values. Other non-insurance businesses also include Berkshire's proportionate share of net earnings of MidAmerican, which for the first six months were $60 million in 2001 and $12 million in 2000. Berkshire acquired a 76% economic interest in MidAmerican Energy in March of 2000. See Note 4 to the interim Consolidated Financial Statements for additional information regarding MidAmerican.

        GOODWILL AMORTIZATION AND OTHER PURCHASE-ACCOUNTING ADJUSTMENTS

        Goodwill amortization and other purchase-accounting adjustments reflect the after-tax effect on net earnings with respect to the amortization of goodwill of acquired businesses and the amortization of fair value adjustments to certain assets and liabilities which were recorded at the business acquisition dates.

        Amortization of goodwill was $286 million for the first six months of 2001 and $245 million for the corresponding period in 2000. As a result of new accounting standards issued by the FASB in June 2001, accounting for goodwill has changed. Goodwill arising from business acquisitions completed after July 1, 2001, is not subject to systematic amortization. In addition, the systematic amortization of goodwill related to businesses acquired before June 30, 2001, will be discontinued effective January 1, 2002. The new accounting standards require that goodwill of acquired businesses continue to be tested for impairment. Berkshire has not fully completed an assessment of the new standards, however, adoption of the new standards is expected to have a significant impact on periodic consolidated statements of earnings reported beginning in 2002.

        Other purchase-accounting adjustments consist primarily of the amortization of the excess of market value over historical cost of fixed maturity investments that existed as of the date of certain business acquisitions, primarily General Re. Such excess is included in Berkshire's cost of the investments and is being amortized over the remaining lives of the investments. The unamortized excess remaining in the cost of fixed maturity investments totaled $621 million at June 30, 2001.

        REALIZED INVESTMENT GAIN/LOSS

        Realized investment gain/loss has been a recurring element in Berkshire's net earnings for many years. Such amounts -- recorded (1) when investments are sold; (2) other-than-temporarily impaired; and (3) in certain situations, as provided under GAAP, when investments are marked-to-market with a corresponding gain or loss included in earnings --may fluctuate significantly from period to period, resulting in a meaningful effect on reported net earnings. The Consolidated Statements of Earnings include after-tax realized investment gains of $420 million and $395 million for the second quarter of 2001 and 2000, respectively. For the first six months, after-tax realized investment gains totaled $564 million in 2001 and $848 million in 2000.

FINANCIAL CONDITION

        Berkshire's balance sheet continues to reflect significant liquidity and a strong capital base. Shareholders' equity at June 30, 2001, was $58.7 billion. Consolidated cash and invested assets, excluding assets of finance and financial products businesses totaled approximately $69.5 billion at June 30, 2001. Berkshire deployed approximately $3.8 billion in cash for business acquisitions in the first quarter of 2001. Cash utilized in these acquisitions was generated internally.

                                    FORM 10-Q

                              BERKSHIRE HATHAWAY INC.                Q/E 6/30/01



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        FINANCIAL CONDITION (CONTINUED)

        Berkshire's consolidated borrowings under investment agreements and other debt totaled $3,660 million at June 30, 2001 compared to $4,056 million at March 31, 2001 and $2,663 million at December 31, 2000. The increase in borrowings during 2001 relates primarily to the pre-acquisition debt of Shaw and Johns Manville. Approximately $480 million of the debt of Shaw and Johns Manville was repaid during the second quarter. During the second quarter of 2001, Berkshire filed a shelf registration to issue up to $700 million in new debt securities at a future date. The intended purpose of the future issuance of debt is to fund the repayment of currently outstanding borrowings of certain Berkshire subsidiaries. The timing and amount of the debt to be issued under the shelf registration has not yet been determined.

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

                              BERKSHIRE HATHAWAY INC.                Q/E 6/30/01



                            PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the annual meeting of shareholders of Berkshire Hathaway Inc. ("Berkshire"), held April 28, 2001, Berkshire's shareholders reelected Berkshire's directors in an uncontested election. Proxies for the meeting had previously been solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934.

        Following are the votes cast in favor and against each director. There were no votes withheld, abstentions or broker non-votes.

                 Directors                                    For             Against
                 ---------                                    ---             -------
               Warren E. Buffett                           1,148,258           8,909
               Howard G. Buffett                           1,153,026           4,140
               Susan T. Buffett                            1,153,094           4,073
               Malcolm G. Chace                            1,153,289           3,878
               Charles T. Munger                           1,148,296           8,871
               Ronald L. Olson                             1,137,688          19,478
               Walter Scott, Jr.                           1,143,508          13,658


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        None

                                    SIGNATURE

        Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           BERKSHIRE HATHAWAY INC.
                                           (Registrant)

Date  August 13, 2001                      /s/    Marc D. Hamburg
      -------------------                  ------------------------------------
                                           (Signature)
                                           Marc D. Hamburg, Vice President and
                                           Principal Financial Officer