Form 10-Q
period 2001-09-30
BERKSHIRE HATHAWAY INC
filed 2001-11-14
CIK 1067983

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR


   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________


Commission file number 001-14905
                       ---------


                             BERKSHIRE HATHAWAY INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                       47-0813844
----------------------------------                    --------------------------
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                       Identification number)


                    1440 Kiewit Plaza, Omaha, Nebraska 68131
                   ------------------------------------------
                     (Address of principal executive office)
                                   (Zip Code)

                                 (402) 346-1400
             ------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

 [X]      [ ]
------  ------
 YES      NO

      Number of shares of common stock outstanding as of November 1, 2001:

                             Class A -- 1,325,790
                             Class B -- 6,066,466

                                    FORM 10-Q
                             BERKSHIRE HATHAWAY INC.                 Q/E 9/30/01



                                                                                        PAGE NO.
                                                                                        --------
PART I - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

   Consolidated Balance Sheets --
   September 30, 2001 and December 31, 2000                                                   2

   Consolidated Statements of Earnings --
   Third Quarter and First Nine Months 2001 and 2000                                          3

   Condensed Consolidated Statements of Cash Flows --
   First Nine Months 2001 and 2000                                                            4

   Notes to Interim Consolidated Financial Statements                                    5 - 11

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                                           12 - 19

PART II - OTHER INFORMATION                                                                  20

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                   20

                                    FORM 10-Q
                             BERKSHIRE HATHAWAY INC.                 Q/E 9/30/01


                          PART I FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                 (dollars in millions except per share amounts)

                                                           September 30,  December 31,
                                                                2001         2000
                                                           -------------  ------------
                                     ASSETS

Cash and cash equivalents .................................   $  4,981      $  5,263
Investments:
  Securities with fixed maturities ........................     35,113        32,567
  Equity securities .......................................     27,208        37,619
  Other ...................................................      1,990         1,637
Receivables ...............................................     11,858        11,764
Inventories ...............................................      2,354         1,275
Investments in MidAmerican Energy Holdings Company ........      1,827         1,719
Assets of finance and financial products businesses .......     36,267        16,829
Property, plant and equipment .............................      4,699         2,699
Goodwill of acquired businesses ...........................     21,611        18,875
Other assets ..............................................      6,678         5,545
                                                              --------      --------
                                                              $154,586      $135,792
                                                              ========      ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Losses and loss adjustment expenses .......................   $ 39,457      $ 33,022
Unearned premiums .........................................      4,805         3,885
Accounts payable, accruals and other liabilities ..........      9,209         8,374
Income taxes, principally deferred ........................      6,524        10,125
Borrowings under investment agreements and other debt .....      3,586         2,663
Liabilities of finance and financial products businesses ..     32,509        14,730
                                                              --------      --------
                                                                96,090        72,799
                                                              --------      --------
Minority shareholders' interests ..........................      1,388         1,269
                                                              --------      --------
Shareholders' equity:
  Common Stock:*
   Class A Common Stock, $5 par value
     and Class B Common Stock, $0.1667 par value ..........          8             8
  Capital in excess of par value ..........................     25,572        25,524
  Accumulated other comprehensive income ..................     12,179        17,543
  Retained earnings .......................................     19,349        18,649
                                                              --------      --------
     Total shareholders' equity ...........................     57,108        61,724
                                                              --------      --------
                                                              $154,586      $135,792
                                                              ========      ========

* Class B Common Stock has economic rights equal to one-thirtieth (1/30) of the economic rights of Class A Common Stock. Accordingly, on an equivalent Class A Common Stock basis, there are 1,527,502 shares outstanding at September 30, 2001 versus 1,526,230 shares outstanding at December 31, 2000.


See accompanying Notes to Interim Consolidated Financial Statements

                                    FORM 10-Q
                             BERKSHIRE HATHAWAY INC.                 Q/E 9/30/01

                       CONSOLIDATED STATEMENTS OF EARNINGS
                 (dollars in millions except per share amounts)


                                                                      Third Quarter               First Nine Months
                                                              ---------------------------     -------------------------
                                                                  2001            2000           2001           2000
                                                              -----------      ----------     ----------     ----------
REVENUES:
  Insurance premiums earned ................................  $     4,213      $    4,872     $   13,321     $   11,500
  Sales and service revenues ...............................        3,900           1,856         10,990          5,159
  Interest, dividend and other investment income ...........          710             648          2,068          1,904
  Income from MidAmerican Energy Holdings Company ..........           51              40            136             67
  Income from finance and financial products businesses ....          110             110            365            486
  Realized investment gain .................................          326             908          1,228          2,361
                                                              -----------      ----------     ----------     ----------
                                                                    9,310           8,434         28,108         21,477
                                                              -----------      ----------     ----------     ----------
COST AND EXPENSES:
  Insurance losses and loss adjustment expenses ............        5,763           4,378         13,777         10,030
  Insurance underwriting expenses ..........................          885             849          2,609          2,532
  Cost of products and services sold .......................        2,761           1,256          7,708          3,477
  Selling, general and administrative expenses .............          759             413          2,245          1,169
  Goodwill amortization ....................................          145             124            431            369
  Interest expense .........................................           43              38            160            105
                                                              -----------      ----------     ----------     ----------
                                                                   10,356           7,058         26,930         17,682
                                                              -----------      ----------     ----------     ----------
EARNINGS (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST ..       (1,046)          1,376          1,178          3,795
  Income taxes .............................................         (361)            479            451          1,338
  Minority interest ........................................           (6)            100             27            213
                                                              -----------      ----------     ----------     ----------
NET EARNINGS (LOSS) ........................................  $      (679)     $      797     $      700     $    2,244
                                                              ===========      ==========     ==========     ==========
  Average common shares outstanding * ......................    1,527,347       1,524,170      1,526,973      1,521,977
NET EARNINGS (LOSS) PER COMMON SHARE * .....................  $      (445)     $      523     $      458     $    1,474
                                                              ===========      ==========     ==========     ==========

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


See accompanying Notes to Interim Consolidated Financial Statements

                                    FORM 10-Q
                             BERKSHIRE HATHAWAY INC.                 Q/E 9/30/01

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (dollars in millions)


                                                                            First Nine Months
                                                                         -----------------------
                                                                           2001           2000
                                                                         --------       --------
Net cash flows from operating activities .............................   $  4,354       $  1,883
                                                                         --------       --------
Cash flows from investing activities:
  Purchases of investments ...........................................    (11,979)       (20,096)
  Proceeds from sales and maturities of investments ..................     12,714         18,434
  Loans and investments originated in finance businesses .............     (2,199)          (429)
  Principal collection on loans and investments
   originated in finance businesses ..................................      1,628            984
  Acquisitions of businesses, net of cash acquired ...................     (4,480)        (1,123)
  Other ..............................................................       (526)          (310)
                                                                         --------       --------
   Net cash flows from investing activities ..........................     (4,842)        (2,540)
                                                                         --------       --------
Cash flows from financing activities:
  Proceeds from borrowings of finance businesses .....................        547             99
  Proceeds from other borrowings .....................................        657            549
  Repayments of borrowings of finance businesses .....................       (120)          (272)
  Repayments of other borrowings .....................................       (631)          (652)
  Change in short term borrowings of finance businesses ..............      1,150             --
  Changes in other short term borrowings .............................       (375)           257
  Other ..............................................................         17           (109)
                                                                         --------       --------
   Net cash flows from financing activities ..........................      1,245           (128)
                                                                         --------       --------
   Increase (decrease) in cash and cash equivalents ..................        757           (785)
Cash and cash equivalents at beginning of year * .....................      5,604          4,458
                                                                         --------       --------
Cash and cash equivalents at end of first nine months* ...............   $  6,361       $  3,673
                                                                         ========       ========
Supplemental cash flow information:
  Cash paid during the period for:
   Income taxes ......................................................   $    904       $  1,037
   Interest of finance and financial products businesses .............        518            655
   Other interest ....................................................        191            124
Non-cash investing activity:
  Liabilities assumed in connection with acquisitions of businesses ..      4,013            713
  Common Stock issued in connection with acquisitions of businesses ..         --            223
  Contingent value of Exchange Notes recognized in earnings ..........         49            108
  Value of equity securities used to redeem Exchange Notes ...........         98            259

* Cash and cash equivalents are comprised of the following:
  Beginning of year --
   Finance and financial products businesses .........................   $    341       $    623
   Other .............................................................      5,263          3,835
                                                                         --------       --------
                                                                         $  5,604       $  4,458
                                                                         ========       ========
  End of first nine months --
   Finance and financial products businesses .........................   $  1,380       $    903
   Other .............................................................      4,981          2,770
                                                                         --------       --------
                                                                         $  6,361       $  3,673
                                                                         ========       ========


See accompanying Notes to Interim Consolidated Financial Statements

                                    FORM 10-Q
                             BERKSHIRE HATHAWAY INC.                 Q/E 9/30/01


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

   As a result of the terrorist attack in the United States on September 11, 2001, Berkshire's reinsurance businesses recorded significant losses. The accompanying Consolidated Statements of Earnings for the third quarter and first nine months of 2001 include a pre-tax charge for the estimated losses of approximately $2.275 billion. This amount is an estimate and is subject to considerable estimation error. Berkshire's management believes it will literally take years to resolve complicated coverage issues, as well as to develop an accurate estimation of insured losses that will be ultimately incurred.


NOTE 2. SIGNIFICANT BUSINESS ACQUISITIONS

   During the first nine months of 2001, Berkshire completed four significant business acquisitions. In addition, Berkshire completed six significant acquisitions in 2000. Information concerning nine of these acquisitions follows. Information concerning the other acquisition is contained in Note 4 (Investments in MidAmerican Energy Holdings Company).

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

   MiTek Inc. ("MiTek")

   On July 31, 2001, Berkshire acquired a 90% equity interest in MiTek from Rexam PLC for approximately $400 million. Existing MiTek management acquired the remaining 10% interest. MiTek, headquartered in Chesterfield, Missouri, produces steel connector products, design engineering software and ancillary services for the building components market.

                                    FORM 10-Q
                             BERKSHIRE HATHAWAY INC.                 Q/E 9/30/01


NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2. SIGNIFICANT BUSINESS ACQUISITIONS (CONTINUED)

   XTRA Corporation ("XTRA")

   On September 20, 2001, Berkshire acquired XTRA through a cash tender offer and subsequent statutory merger for all of the outstanding shares. Holders of XTRA common stock received aggregate consideration of approximately $578 million. XTRA, headquartered in Westport, Connecticut, is a leading operating lessor of transportation equipment, including over-the-road trailers, marine containers and intermodal equipment.

   Aggregate cash consideration for the four business acquisitions consummated during the first nine months of 2001 was $4,808 million.

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

   The results of operations for each of these entities are included in Berkshire's consolidated results of operations from the effective date of each merger. The following table sets forth certain unaudited consolidated earnings data for the first nine months of 2001 and 2000, as if each of the nine acquisitions discussed above were consummated on the same terms at the beginning of each year. Dollars are in millions except per share amounts.

                                                    2001         2000
                                                  -------      -------
Total revenues ................................   $28,577      $27,582
Net earnings ..................................       709        2,378
Earnings per equivalent Class A Common Share ..       464        1,560

NOTE 3. AGREEMENT TO ACQUIRE FRUIT OF THE LOOM'S APPAREL BUSINESS

   On November 1, 2001, Berkshire entered into an agreement with Fruit of the Loom LTD. and Fruit of the Loom Inc. (together the "FOL entities") to acquire substantially all of the FOL entities apparel business at a cash purchase price of $835 million, subject to adjustments. The purchase price is subject to significant reduction for certain liabilities, as well as upward or downward adjustment depending on working capital levels. The FOL entities are currently operating as a debtor-in-possession pursuant to its Chapter 11 bankruptcy filing. The closing under the agreement is subject to approval by the bankruptcy court, and other conditions set forth in the agreement. It is expected the closing will occur in the first quarter of 2002.

                                    FORM 10-Q
                             BERKSHIRE HATHAWAY INC.                 Q/E 9/30/01


NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4. INVESTMENTS IN MIDAMERICAN ENERGY HOLDINGS COMPANY

   On March 14, 2000, Berkshire invested approximately $1.24 billion in common stock and a non-dividend paying convertible preferred stock of MidAmerican Energy Holdings Company ("MidAmerican"). Such investment gives Berkshire about a 9.7% voting interest and a 76% economic interest in MidAmerican on a fully-diluted basis. Berkshire subsidiaries also acquired approximately $455 million of an 11% non-transferable trust preferred security. Mr. Walter Scott, Jr., a member of Berkshire's Board of Directors, controls approximately 86% of the voting interest in MidAmerican.

   MidAmerican is a global leader in the production of energy from diversified fuel sources including geothermal, natural gas, hydroelectric, nuclear and coal. MidAmerican also is a leader in the supply and distribution of energy in the U.S. and U.K. consumer markets.

   Berkshire's aggregate investments in MidAmerican are included in the Consolidated Balance Sheets as Investments in MidAmerican Energy Holdings Company. Berkshire is accounting for the common and non-dividend paying convertible preferred stock pursuant to the equity method. The carrying value of these equity method investments totaled $1,372 million at September 30, 2001 and $1,264 million at December 31, 2000.

   The Consolidated Statements of Earnings reflect, as Income from MidAmerican Energy Holdings Company, Berkshire's proportionate share of MidAmerican's net income with respect to the investments accounted for pursuant to the equity method, as well as interest earned on the 11% trust preferred security. Income derived from equity method investments totaled $99 million for the first nine months of 2001 and $40 million for the period beginning on March 14, 2000 and ending September 30, 2000.


NOTE 5. INVESTMENTS IN SECURITIES WITH FIXED MATURITIES

   Data with respect to investments in securities with fixed maturities (other than securities with fixed maturities held by finance and financial products businesses -- See Note 10) are shown in the tabulation below (in millions).

                                                 September 30,   December 31,
                                                     2001           2000
                                                 -------------   ------------
Amortized cost .................................   $ 34,366       $ 32,420
Gross unrealized gains .........................      1,011            512
Gross unrealized losses ........................       (264)          (365)
                                                   --------       --------
Total fair value ...............................   $ 35,113       $ 32,567
                                                   ========       ========


NOTE 6. INVESTMENTS IN EQUITY SECURITIES

   Data with respect to investments in equity securities are shown in the tabulation below (in millions).

                                                 September 30,   December 31,
                                                     2001           2000
                                                 -------------   ------------
Total cost .....................................   $  9,096       $ 10,402
Gross unrealized gains .........................     18,584         27,294
Gross unrealized losses ........................       (472)           (77)
                                                   --------       --------
Total fair value ...............................   $ 27,208       $ 37,619
                                                   ========       ========
Fair value:
American Express Company .......................   $  4,406       $  8,329
The Coca-Cola Company ..........................      9,370         12,188
The Gillette Company ...........................      2,861          3,468
Wells Fargo & Company ..........................      2,368          3,067
Other equity securities ........................      8,203         10,567
                                                   --------       --------
Total ..........................................   $ 27,208       $ 37,619
                                                   ========       ========

                                    FORM 10-Q
                             BERKSHIRE HATHAWAY INC.                 Q/E 9/30/01


NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7. DEFERRED INCOME TAX LIABILITIES

   The tax effects of significant items comprising Berkshire's net deferred tax liabilities as of September 30, 2001 and December 31, 2000 are as follows (in millions).

                                                        September 30,   December 31,
                                                            2001           2000
                                                        -------------   ------------
Deferred tax liabilities:
  Relating to unrealized appreciation of investments ..   $  6,690       $  9,571
  Deferred charges reinsurance assumed ................      1,085            916
  Investments .........................................        373            441
  Other ...............................................      1,364            717
                                                          --------       --------
                                                             9,512         11,645
                                                          --------       --------
Deferred tax assets:
  Unpaid losses and loss adjustment expenses ..........     (1,134)        (1,061)
  Unearned premiums ...................................       (264)          (227)
  Other ...............................................     (1,622)          (754)
                                                          --------       --------
                                                            (3,020)        (2,042)
                                                          --------       --------
Net deferred tax liability ............................   $  6,492       $  9,603
                                                          ========       ========

NOTE 8. COMMON STOCK

   The following table summarizes Berkshire's common stock activity during the first nine months of 2001.

                                                    Class A Common Stock          Class B Common Stock
                                               (1,650,000 shares authorized)  (55,000,000 shares authorized)
                                                   Issued and Outstanding         Issued and Outstanding
                                               -----------------------------  ------------------------------
Balance at December 31, 2000.................             1,343,904                  5,469,786
Conversions of Class A Common Stock
   To Class B Common Stock and other.........              (11,492)                    382,904
                                                          ---------                  ---------
Balance at September 30, 2001................             1,332,412                  5,852,690
                                                          =========                  =========

   Each share of Class A Common Stock is convertible, at the option of the holder, into thirty shares of Class B Common Stock. Class B Common Stock is not convertible into Class A Common Stock. Class B Common Stock has economic rights equal to one-thirtieth (1/30) of the economic rights of Class A Common Stock. Accordingly, on an equivalent Class A Common Stock basis, there are 1,527,502 shares outstanding at September 30, 2001 and 1,526,230 shares outstanding at December 31, 2000.

   Each Class A Common share is entitled to one vote per share. Each Class B Common share possesses the voting rights of one-two-hundredth (1/200) of the voting rights of a Class A share. Class A and Class B Common shares vote together as a single class.

NOTE 9. COMPREHENSIVE INCOME

   Berkshire's comprehensive income for the third quarter and first nine months of 2001 and 2000 is shown in the table below (in millions). Other comprehensive income consists principally of unrealized gains and losses on investments and foreign currency translation adjustments associated with foreign-based business operations.

                                                                      Third Quarter           First Nine Months
                                                                  --------------------      --------------------
                                                                    2001         2000         2001         2000
                                                                  -------      -------      -------      -------
Net earnings (loss) ............................................  $  (679)     $   797      $   700      $ 2,244
                                                                  -------      -------      -------      -------
Other comprehensive income:
Increase (decrease) in unrealized appreciation of investments ..   (1,415)       1,132       (8,195)      (1,429)
   Applicable income taxes and minority interests ..............      510         (317)       2,930          646
Other, principally foreign currency translation adjustments ....      (50)         (50)        (122)        (141)
   Applicable income taxes and minority interests ..............       (5)           1           23           36
                                                                  -------      -------      -------      -------
                                                                     (960)         766       (5,364)        (888)
                                                                  -------      -------      -------      -------
Comprehensive income ...........................................  $(1,639)     $ 1,563      $(4,664)     $ 1,356
                                                                  =======      =======      =======      =======

                                    FORM 10-Q
                             BERKSHIRE HATHAWAY INC.                 Q/E 9/30/01


NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10. FINANCE AND FINANCIAL PRODUCTS BUSINESSES

   Assets and liabilities of Berkshire's finance and financial products businesses are summarized below (in millions).

                                                    September 30, December 31,
                                                        2001         2000
                                                    ------------- ------------
ASSETS
Cash and cash equivalents .........................   $ 1,380      $   341
Investments in securities with fixed maturities:
   Held-to-maturity, at cost ......................     1,753        1,664
   Trading, at fair value .........................     2,289        5,244
   Available-for-sale, at fair value ..............    18,167          880
Trading account assets ............................     6,034        5,429
Loans and other receivables .......................     1,608        1,186
Securities purchased under agreements to resell ...       761          680
Other .............................................     4,275        1,405
                                                      -------      -------
                                                      $36,267      $16,829
                                                      =======      =======
LIABILITIES
Securities sold under agreements to repurchase ....   $14,832      $ 3,386
Securities sold but not yet purchased .............       700          715
Trading account liabilities .......................     5,463        4,974
Notes payable and other borrowings ................     4,346        2,116
Annuity reserves and policyholder liabilities .....       887          868
Other .............................................     6,281        2,671
                                                      -------      -------
                                                      $32,509      $14,730
                                                      =======      =======

   On August 21, 2001, Berkshire and Leucadia National Corporation ("Leucadia"), through Berkadia LLC, a newly formed and jointly owned entity formed for this purpose, loaned $5.6 billion on a senior secured basis (the "Term Loan") to FINOVA Capital Corporation, ("FNV Capital") a subsidiary of The FINOVA Group ("FNV"). The Term Loan was made in connection with a restructuring of all of FNV Capital's outstanding bank debt and publicly traded debt securities.

   Berkadia financed the entire Term Loan through a third party lending facility. Both the Term Loan and the Berkadia borrowing are due on August 20, 2006. In October 2001, FNV Capital prepaid $700 million principal amount of the Term Loan and Berkadia repaid a like amount to its lenders. Berkshire provided Berkadia's lenders with a 90% primary guaranty of such financing and also provided a secondary guaranty to the 10% primary guaranty provided by Leucadia. Berkshire has a 90% economic interest in Berkadia's Term Loan to FNV Capital and Berkadia's borrowings from the lending facility.

   In connection with the restructuring and concurrent with the loan to FNV Capital, Berkadia received 61,020,581 shares of FNV common stock representing 50% of the total FNV outstanding shares. Berkadia initially recorded the FNV common stock at fair value and subsequently accounted for the stock pursuant to the equity method. The value assigned to the stock increased the discount on the Term Loan to FNV Capital, which will subsequently be accreted into interest income over the life of the Term Loan. Berkshire and Leucadia each have a 50% economic interest in Berkadia's ownership of the FNV common stock. Due to post-August 21 operating losses of FNV, the investment in FNV stock was completely written-off. Consequently, the equity method was suspended as of September 30, 2001.

   Berkshire is accounting for its interests in Berkadia pursuant to the equity method. Berkshire's income from finance and financial products businesses for the third quarter of 2001 includes a pre-tax loss of $76 million related to its interests in Berkadia. The loss is comprised of its share of Berkadia's losses from Berkadia's application of the equity method of $94 million related to its investment in FNV stock offset by its share of Berkadia's net interest income.

                                    FORM 10-Q
                             BERKSHIRE HATHAWAY INC.                 Q/E 9/30/01


NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11. BUSINESS SEGMENT DATA

   A disaggregation of Berkshire's consolidated data for the third quarter and first nine months of each of the two most recent years is as follows based on how management views the operations. Accordingly, certain intercompany transactions have not been eliminated. Amounts are in millions.

REVENUES
OPERATING BUSINESSES:

                                                                           Third Quarter            First Nine Months
                                                                      ---------------------      ----------------------
                                                                        2001         2000          2001          2000
                                                                      -------      --------      --------      --------
Insurance group:
  Premiums earned:
   GEICO ...........................................................  $ 1,533      $  1,446      $  4,499      $  4,137
   General Re ......................................................    2,032         2,044         6,122         5,539
   Berkshire Hathaway Reinsurance Group ............................      508         1,291         2,339         1,596
   Berkshire Hathaway Primary Insurance Group ......................      140            91           361           228
  Investment income ................................................      751           683         2,177         2,010
                                                                      -------      --------      --------      --------
Total insurance group ..............................................    4,964         5,555        15,498        13,510
Shaw Industries ....................................................    1,075            --         3,106            --
Building products * ................................................      990            71         2,372            71
Flight services ....................................................      669           593         1,909         1,640
Retail .............................................................      448           442         1,341         1,236
Scott Fetzer Companies .............................................      215           231           692           733
Other ..............................................................      645           651         2,008         1,985
                                                                      -------      --------      --------      --------
                                                                        9,006         7,543        26,926        19,175
 RECONCILIATION OF SEGMENTS TO CONSOLIDATED AMOUNT:
   Realized investment gain ........................................      326           908         1,228         2,361
   Other ...........................................................        8            13            27            39
  Eliminations .....................................................       (6)           --           (10)           --
  Purchase-accounting adjustments ..................................      (24)          (30)          (63)          (98)
                                                                      -------      --------      --------      --------
                                                                      $ 9,310      $  8,434      $ 28,108      $ 21,477
                                                                      =======      ========      ========      ========

* Building products businesses include Acme Building Brands, Benjamin Moore, Johns Manville and MiTek. See Note 2.

OPERATING PROFIT (LOSS) BEFORE TAXES
OPERATING BUSINESSES:

                                                                           Third Quarter            First Nine Months
                                                                      ---------------------      ----------------------
                                                                        2001         2000          2001          2000
                                                                      -------      --------      --------      --------
Insurance group operating profit:
  Underwriting profit (loss):
   GEICO ...........................................................  $   130      $    (43)     $    130      $   (194)
   General Re ......................................................   (1,904)         (336)       (2,406)         (856)
   Berkshire Hathaway Reinsurance Group ............................     (664)           21          (802)          (15)
   Berkshire Hathaway Primary Insurance Group ......................        4             3            13             4
  Net investment income ............................................      746           680         2,162         1,997
                                                                      -------      --------      --------      --------
Total insurance group operating profit (loss) ......................   (1,688)          325          (903)          936
Shaw Industries ....................................................       89            --           225            --
Building products ..................................................      152            14           344            14
Flight services ....................................................       40            53           145           167
Retail .............................................................       27            36            86            96
Scott Fetzer Companies .............................................       26            26            87            87
Other ..............................................................      142           181           518           641
                                                                      -------      --------      --------      --------
                                                                       (1,212)          635           502         1,941
RECONCILIATION OF SEGMENTS TO CONSOLIDATED AMOUNT:
  Realized investment gain .........................................      338           908         1,199         2,361
  Interest expense * ...............................................      (24)          (22)          (65)          (69)
  Corporate and other ..............................................        5             9            20            30
  Goodwill amortization and other purchase-accounting adjustments ..     (153)         (154)         (478)         (468)
                                                                      -------      --------      --------      --------
                                                                      $(1,046)     $  1,376      $  1,178      $  3,795
                                                                      =======      ========      ========      ========

*  Excludes interest allocated to certain businesses.

                                    FORM 10-Q
                             BERKSHIRE HATHAWAY INC.                 Q/E 9/30/01


NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12.  NEW ACCOUNTING PRONOUNCEMENTS

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

   SFAS No. 142 "Goodwill and Other Intangible Assets" changes the current accounting model that requires amortization of goodwill, supplemented by impairment tests, to an accounting model that is based solely upon impairment tests. SFAS No. 142 also provides guidance on accounting for identifiable intangible assets that may or may not require amortization. The provisions of SFAS No. 142 related to accounting for goodwill and intangible assets will be generally effective for Berkshire at the beginning of 2002, except, among other things, that goodwill and identifiable intangible assets with indefinite lives arising from combinations completed after July 1, 2001 are not amortized.

   In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 generally retains the basic accounting model for the identification and measurement of impairments to long-lived assets to be held and such assets to be disposed. SFAS No. 144 also addresses several implementation and financial statement presentation issues not previously addressed under GAAP. The provisions of SFAS No. 144 will be effective for Berkshire at the beginning of 2002.

   Although Berkshire has not completed its assessment of these new accounting standards, it expects that the provisions of SFAS No. 142 related to accounting for goodwill will have a significant impact on its consolidated earnings in 2002 when compared to consolidated earnings for years prior to 2002. The accompanying Consolidated Statement of Earnings for the nine months ended September 30, 2001 includes goodwill amortization of $491 million, including $60 million related to Berkshire's investment in MidAmerican Energy Holdings Company.

                                    FORM 10-Q
                             BERKSHIRE HATHAWAY INC.                 Q/E 9/30/01


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   Net earnings for the third quarter and first nine months of 2001 and 2000 are disaggregated in the table that follows. Amounts are after deducting minority interests and income taxes. Dollar amounts are in millions.

                                                                       Third Quarter          First Nine Months
                                                                    ------------------      --------------------
                                                                      2001        2000        2001         2000
                                                                    -------      -----      -------      -------
Insurance group - underwriting .................................... $(1,550)     $(223)     $(1,969)     $  (696)
Insurance group - investment income ...............................     520        479        1,498        1,411
Non-insurance businesses ..........................................     291        196          872          641
Interest expense ..................................................     (15)       (13)         (43)         (44)
Goodwill amortization and other purchase-accounting adjustments ...    (145)      (141)        (452)        (426)
Other .............................................................       4          3           14           14
                                                                    -------      -----      -------      -------
  Earnings (loss) before realized investment gain .................    (895)       301          (80)         900
Realized investment gain ..........................................     216        496          780        1,344
                                                                    -------      -----      -------      -------
  Net earnings (loss) ............................................. $  (679)     $ 797      $   700      $ 2,244
                                                                    =======      =====      =======      =======

     INSURANCE GROUP -- UNDERWRITING

   A summary follows of underwriting results from Berkshire's insurance segments for the third quarter and first nine months of 2001 and 2000. Dollar amounts are in millions.

                                                                       Third Quarter          First Nine Months
                                                                    ------------------      --------------------
                                                                      2001        2000        2001         2000
                                                                    -------      -----      -------      -------
Underwriting gain (loss) attributable to:
  GEICO ........................................................... $   130      $ (43)     $   130      $  (194)
  General Re ......................................................  (1,904)      (336)      (2,406)        (856)
  Berkshire Hathaway Reinsurance Group ............................    (664)        21         (802)         (15)
  Berkshire Hathaway Primary Insurance Group ......................       4          3           13            4
                                                                    -------      -----      -------      -------
Pre-tax underwriting loss .........................................  (2,434)      (355)      (3,065)      (1,061)
Income taxes and minority interest ................................    (884)      (132)      (1,096)        (365)
                                                                    -------      -----      -------      -------
  Net underwriting loss ........................................... $(1,550)     $(223)     $(1,969)     $  (696)
                                                                    =======      =====      =======      =======

   Berkshire engages in both primary insurance and reinsurance of property and casualty risks. Through General Re, Berkshire also reinsures life and health risks. In primary insurance activities, Berkshire subsidiaries assume defined portions of the risks of loss from persons or organizations that are directly subject to the risks. In reinsurance activities, Berkshire subsidiaries assume defined portions of similar or dissimilar risks that other insurers or reinsurers have subjected themselves to in their own insuring activities. Berkshire's principal insurance businesses are: (1) GEICO, the sixth largest auto insurer in the United States, (2) General Re, one of the four largest reinsurers in the world, (3) Berkshire Hathaway Reinsurance Group ("BHRG") and
(4) Berkshire Hathaway Primary Insurance Group. Berkshire's management views insurance businesses as possessing two distinctive operations - underwriting and investment. Accordingly, Berkshire evaluates performance of underwriting operations without any allocation of investment income.

   During the third quarter of 2001, Berkshire's reinsurance businesses recorded significant underwriting losses as a result of the September 11, 2001 terrorist attack. In the aggregate, Berkshire's reinsurance businesses recorded pre-tax losses of $2.275 billion related to the terrorist attack. The losses recorded are based upon estimates and, therefore, are subject to considerable estimation error. Additional information related to these losses is included in the discussion that follows. Over time, claims will be paid and additional information will be revealed that will result in re-estimation of the ultimate amount of losses incurred. Changes in reserve estimates are included in earnings as a component of losses and loss expenses incurred in the period of the change.

   GEICO

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

                                    FORM 10-Q
                             BERKSHIRE HATHAWAY INC.                 Q/E 9/30/01


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   GEICO (CONTINUED)

   GEICO's pre-tax underwriting results for the third quarter and first nine months of 2001 and 2000 are summarized in the table below. Dollar amounts are in millions.

                                             Third Quarter                       First Nine Months
                                  -----------------------------------   ----------------------------------
                                        2001               2000               2001               2000
                                  ---------------   -----------------   ---------------   ----------------
                                  Amount      %      Amount       %     Amount      %      Amount      %
                                  ------    -----   -------     -----   ------    -----   -------    -----
Premiums earned ................  $1,533    100.0   $ 1,446     100.0   $4,499    100.0   $ 4,137    100.0
                                  ------    -----   -------     -----   ------    -----   -------    -----
Losses and loss expenses .......   1,182     77.1     1,225      84.7    3,656     81.3     3,548     85.8
 Underwriting expenses .........     221     14.4       264      18.3      713     15.8       783     18.9
                                  ------    -----   -------     -----   ------    -----   -------    -----
Total losses and expenses ......   1,403     91.5     1,489     103.0    4,369     97.1     4,331    104.7
                                  ------    =====   -------     =====   ------    =====   -------    =====
Net underwriting gain (loss)  ..  $  130            $   (43)            $  130            $  (194)
                                  ======            =======             ======            =======

   Premiums earned during the third quarter were $1,533 million in 2001, an increase of 6.0% from $1,446 million in 2000. For the nine months ended September 30, earned premiums were $4,499 million in 2001, an increase of 8.8% from $4,137 million in 2000. The growth in premiums earned reflects an increase in premium rates offset somewhat by a 1.5 % reduction in policies-in-force during the past year.

   Policies-in-force over the last twelve months increased 1.7% in the preferred risk auto market and declined 12.9% in the standard and nonstandard auto lines. Voluntary auto new business sales in the first nine months of 2001 decreased 36.1% compared to 2000 due to decreased advertising expenditures and a lower closure ratio, as well as increased rates and tightened underwriting standards. Voluntary auto policies-in-force at September 30, 2001 were 36,000 less than at December 31, 2000 and unchanged from June 30, 2001.

   Losses and loss adjustment expenses incurred in the third quarter of 2001 decreased 3.5% to $1,182 million and for the nine-month period increased 3.0% to $3,656 million in comparison with 2000 periods. The loss ratio was 81.3% in the first nine months of 2001 compared to 85.8% a year ago. The lower loss ratios in 2001 reflect the effect of rate increases begun in 2000 in response to the higher severity for personal injury protection coverages and increasing cost trends for medical payments and automobile repair costs. Additionally, the rate of increase in claim severity has slowed in 2001 and the frequency of accidents has decreased in several coverages compared to the prior year.

   Underwriting expenses in the third quarter of 2001 declined $43 million (16.3%) from 2000. For the first nine months of 2001, underwriting expenses decreased $70 million (8.9%) from 2000. Much of the comparative decreases in expenses were due to reductions in advertising expenditures. While advertising expense declined, the unit cost of acquiring new business has increased in 2001 reflecting a lower ratio of new policies written to quotes. Also contributing to the lower comparative expenses in 2001 were lower employee profit-sharing accruals.

   GENERAL RE

   General Re and its affiliates conduct a global reinsurance business with operations in the United States and 129 other countries around the world. General Re's principal reinsurance operations are: (1) North American property/casualty, (2) international property/casualty, and (3) global life/health. The international property/casualty operations include the direct reinsurance operations of Germany-based Cologne Re and certain wholly owned subsidiaries of General Re, including the broker-market reinsurance operations (Faraday / Lloyd's Syndicate 435). At September 30, 2001, General Re held an 88% economic ownership interest in Cologne Re.

   Prior to September 11, 2001, the reinsurance industry was contending with difficult underwriting conditions. While pricing had begun to improve in certain markets, many markets remained underpriced relative to the risks assumed. Losses from the terrorist attack in the United States on September 11th have severely impacted the insurance and reinsurance industries' 2001 underwriting results, contributing to dislocation in the insurance/reinsurance markets. The severity of the losses arising from the September 11th attack underscored that risks of this kind are not contemplated in pricing coverage. Lines of business that previously were expected to have little correlation were adversely affected in the same event to an unprecedented degree.

   General Re's consolidated underwriting results remained disappointing for the third quarter and first nine months of 2001, which also included $1.9 billion of gross and $1.7 billion of net losses arising from the September 11th terrorist attack. During the third quarter of 2001, the traditional North American operations continued to record reserve adjustments on prior years' claims reserves.

                                    FORM 10-Q
                             BERKSHIRE HATHAWAY INC.                 Q/E 9/30/01


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   GENERAL RE (CONTINUED)

   The underwriting results for each of General Re's business segments follow.

North American property/casualty

   General Re's North American property/casualty pre-tax underwriting results for the third quarter and first nine months of 2001 and 2000 are shown below. Dollar amounts are in millions.

                                          Third Quarter                       First Nine Months
                              ------------------------------------   ----------------------------------
                                     2001               2000               2001               2000
                              ----------------   -----------------  ----------------   ----------------
                               Amount      %      Amount       %     Amount      %      Amount      %
                              -------    -----   -------     -----  -------    -----   -------    -----
Premiums earned ............  $   894    100.0   $   991     100.0  $ 2,892    100.0   $ 2,399    100.0
                              -------    -----   -------     -----  -------    -----   -------    -----
Losses and loss expenses ...    2,087    233.4     1,013     102.2    3,953    136.7     2,195     91.5
 Underwriting expenses .....      253     28.3       224      22.6      737     25.5       623     26.0
                              -------    -----   -------     -----  -------    -----   -------    -----
Total losses and expenses ..    2,340    261.7     1,237     124.8    4,690    162.2     2,818    117.5
                              -------    =====   -------     =====  -------    =====   -------    =====
Net underwriting loss ......  $(1,446)           $  (246)           $(1,798)           $  (419)
                              =======            =======            =======            =======

   North American property/casualty operations underwrite predominantly excess reinsurance across multiple lines of business. North American property/casualty earned premiums decreased $97 million (9.8%) for the third quarter and increased $493 million (20.6%) for the first nine months of 2001 over the same periods in 2000. Earned premiums for the first nine months of 2001 include $275 million from a retroactive reinsurance contract that incepted in the second quarter. Earned premiums in the third quarter of 2000 included $183 million from a single aggregate excess treaty that was not renewed in 2001. Otherwise, third quarter 2001 earned premiums grew $86 million (10.6%) and $401 million (18.1%) year to date. Rate increases and new business (net of the non-renewal of underperforming business) accounted for the remaining growth.

   The North American property/casualty operations produced net underwriting losses of $1,446 million and $1,798 million for the third quarter and first nine months of 2001, respectively. These results include $1.3 billion of gross and net losses from the September 11th terrorist attack. Other underwriting losses were $151 million and $503 million for the third quarter and first nine months of 2001, respectively. Underwriting results for the first nine months of 2001 include $87 million of claims arising from other catastrophes, principally Tropical Storm Allison, and other large individual property losses ($20 million per loss or greater). Catastrophe and other large individual property losses in the comparable 2000 period were $26 million, arising from Fort Worth tornadoes. While the potential impact of catastrophes and other large individual property losses is normally factored into reinsurance prices, past pricing did not consider the unprecedented magnitude of losses arising from the September 11th terrorist attack. In general, the timing and magnitude of catastrophic losses can produce volatility in periodic underwriting results.

   The North American property/casualty underwriting results for the third quarter and first nine months of 2001 were also negatively impacted by unfavorable reserve adjustments of prior years' claim estimates. This correction of earlier loss estimates in the traditional business increased the third quarter and first nine months of 2001 underwriting loss by approximately $69 million and $206 million, respectively. Underreserving occurred principally in the casualty treaty, commercial umbrella and casualty individual risk reinsurance lines, and primarily for accident years from 1998 through 2000. Underwriting losses for the first nine months of 2000 included approximately $148 million from reserve changes. This underreserving primarily related to business that has since been non-renewed or renewed with improved pricing and coverage terms.

   Over time, if property/casualty business is properly priced, the business should generate an underwriting profit. However, this has not occurred during the period subsequent to Berkshire's acquisition of General Re at the end of 1998. Management is continuing to take actions to improve pricing, terms and conditions so as to achieve the targeted underwriting results. The value of "float" generated by the insurance business has decreased in recent years and significant underwriting profits will need to be realized in order to achieve a reasonable return on capital employed.

                                    FORM 10-Q
                             BERKSHIRE HATHAWAY INC.                 Q/E 9/30/01


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   GENERAL RE (CONTINUED)

International property/casualty

   General Re's international property/casualty pre-tax underwriting results for the third quarter and first nine months of 2001 and 2000 are shown below. Dollar amounts are in millions.

                                          Third Quarter                       First Nine Months
                              ------------------------------------   ----------------------------------
                                     2001               2000               2001               2000
                              ----------------   -----------------  ----------------   ----------------
                               Amount      %      Amount       %     Amount      %      Amount      %
                              -------    -----   -------     -----  -------    -----   -------    -----
Premiums earned.............  $   663    100.0   $   653     100.0  $ 1,773    100.0   $ 1,881    100.0
                              -------    -----   -------     -----  -------    -----   -------    -----
Losses and loss expenses....      896    135.1       521      79.8    1,778    100.3     1,631     86.7
 Underwriting expenses.......     188     28.4       202      30.9      538     30.3       611     32.5
                              -------    -----   -------     -----  -------    -----   -------    -----
Total losses and expenses...    1,084    163.5       723     110.7    2,316    130.6     2,242    119.2
                              -------    =====   -------     =====  -------    =====   -------    =====
Net underwriting loss.......  $  (421)           $   (70)           $  (543)           $  (361)
                              =======            =======            =======            =======

   The international property/casualty operations write quota-share and excess reinsurance on risks around the world. In recent years, the largest international markets have been in Germany and other parts of Western Europe. For the third quarter and first nine months of 2001, international property/casualty earned premiums increased $10 million (1.5%) and decreased $108 million (5.7%), respectively, from the comparable 2000 levels. Adjusting for the effect of foreign exchange, earned premiums increased 7.2% during the third quarter and 3.0 % for the first nine months of 2001, respectively. For the first nine months of 2001, increased participation and growth in Lloyd's Syndicate 435 and growth in U.K. casualty treaty business were partially offset by decreased premiums in Latin America and at Cologne Re. The decrease at Cologne Re is primarily due to the non-renewal of under-performing treaty business. Additionally, premiums earned in the first nine months of 2000 for Cologne Re included premiums from cedants to reinstate coverage as a result of the 1999 European winter storm losses.

   Underwriting results of the international property/casualty operations for the third quarter and first nine months of 2001 included $536 million of gross and $371 million of net losses related to the September 11th terrorist attack. Other underwriting losses of the international property/casualty operations were $50 million and $172 million for the third quarter and first nine months of 2001 respectively. While the results improved over the comparable 2000 periods, they remained disappointing. Results in 2001 benefited from lower catastrophe and other large individual property losses and the effects of recent underwriting initiatives in the direct reinsurance operations. For the first nine months, catastrophe and other large individual property losses were $21 million in 2001 (1.2 loss ratio points) for losses arising from a chemical plant explosion in Toulouse, France and $83 million in 2000 (4.4 loss ratio points) from additional losses that emerged from the late December 1999 European winter storms. Partially offsetting improvements in the direct reinsurance operations were deteriorating results in the broker-market operations.

Global life/health

   General Re's global life/health pre-tax underwriting results for the third quarter and first nine months of 2001 and 2000 are shown below. Dollar amounts are in millions.

                                          Third Quarter                       First Nine Months
                              ------------------------------------   ----------------------------------
                                     2001               2000               2001               2000
                              ----------------   -----------------  ----------------   ----------------
                               Amount      %      Amount       %     Amount      %      Amount      %
                              -------    -----   -------     -----  -------    -----   -------    -----
Premiums earned.............  $   475    100.0   $   400     100.0  $ 1,457    100.0   $ 1,259    100.0
                              -------    -----   -------     -----  -------    -----   -------    -----
Losses and loss expenses....      383     80.6       311      77.8    1,176     80.7     1,041     82.7
 Underwriting expenses.......     129     27.2       109      27.2      346     23.8       294     23.3
                              -------    -----   -------     -----  -------    -----   -------    -----
Total losses and expenses...      512    107.8       420     105.0    1,522    104.5     1,335    106.0
                              -------    =====   -------     =====  -------    =====   -------    =====
Net underwriting loss.......  $   (37)           $   (20)           $   (65)           $   (76)
                              =======            =======            =======            =======

   General Re's global life/health affiliates reinsure such risks worldwide. Global life/health earned premiums for the third quarter and first nine months of 2001, grew 18.8% and 15.7%, respectively, over the same periods in 2000. Adjusting for the effect of foreign exchange, earned premiums increased 21.9% during the third quarter and 20.3% for the first nine months of 2001. The growth in earned premiums was primarily due to the U.S. individual health operations, resulting from the acquisition of two Medicare supplement blocks of business in 2000, which partially offset decreased premiums in the international health segment. Additionally, earned premiums in the life reinsurance business increased in the U.S., Australia, Asia and Western Europe.

                                    FORM 10-Q
                             BERKSHIRE HATHAWAY INC.                 Q/E 9/30/01


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   GENERAL RE (CONTINUED)

Global life/health (Continued)

   The global life/health underwriting results for the third quarter and first nine months of 2001 included $70 million of gross losses and $34 million of net losses related to the September 11th terrorist attack. Otherwise, the overall global life/health operations improved significantly from the same periods in 2000. Significant improvement in 2001 periods was achieved in the life and health units of the international operations, which for the first nine months posted near breakeven results in 2001 compared to a $60 million net loss in 2000. Results for the U.S. life reinsurance operations worsened in 2001 reflecting the estimated losses from the terrorist attack and a general increase in mortality in the third quarter. Underwriting results for the first nine months of 2001 included net losses of approximately $25 million from the U.S. health reinsurance business compared to a $15 million loss in 2000.

   BERKSHIRE HATHAWAY REINSURANCE GROUP

   The Berkshire Hathaway Reinsurance Group ("BHRG") underwrites principally excess-of-loss reinsurance coverages for insurers and reinsurers around the world. BHRG is believed to be one of the leading providers of catastrophe excess-of-loss reinsurance. In recent years, the BHRG has also generated a significant amount of business from a few very sizable retroactive reinsurance contracts.

   In the third quarter of 2001, the BHRG incurred a net underwriting loss of $664 million compared to a net gain in 2000 of $21 million. For the nine months ended September 30, underwriting losses totaled $802 million in 2001 and $15 million in 2000. Underwriting losses in the third quarter of 2001 include estimated losses related to the September 11, 2001 terrorist attack of approximately $575 million.

   Premiums earned under catastrophe and other non-catastrophe reinsurance contracts for the third quarter were $480 million in 2001 and $90 million in 2000. For the first nine months premiums earned from these businesses were $745 million in 2001 and $369 million in 2000. Premiums earned in 2001 periods include approximately $290 million of premiums earned in connection with policies in which the premiums under the policies are based, in part, upon loss experience under the policies. The amounts were recorded as a consequence of the estimated losses recorded from the September 11, 2001 terrorist attack. In 2000 periods, such premiums were minimal.

   Premiums earned from retroactive reinsurance policies for the first nine months were $1,594 million in 2001 and $1,227 million in 2000. In 2001, substantially all of these amounts were earned from contracts written in the second quarter, whereas amounts earned in 2000 were primarily from contracts written in the third quarter.

   Retroactive reinsurance policies indemnify ceding companies with respect to loss events that occurred in previous years. Such policies can provide exceptionally large, but limited, amounts of indemnification in exchange for significant premiums. Premium amounts reflect, in part, discounting for time, because the claim payments are estimated to occur over lengthy time periods. Asbestos and environmental liabilities are often present from claims incurred under these policies. Large underwriting losses are anticipated from these policies, resulting principally from the amortization of deferred charges. However, this business is accepted because of the exceptional amount of policyholder float generated.

   Underwriting losses in the third quarter from BHRG's retroactive reinsurance contracts were $97 million in 2001 and $51 million in 2000. For the first nine months, this business produced underwriting losses of $299 million in 2001 and $130 million in 2000. The underwriting losses resulted from the amortization of deferred charges established at the inception of the contracts. The deferred charges, which represent the difference between the policy premium and the ultimate estimated claim reserves, are amortized over the estimated claim payment period. The increase in amortization charges in 2001 over 2000 periods relates to the significant amount of new business written subsequent to June 30, 2000. Unamortized deferred charges at September 30, 2001 totaled approximately $3.1 billion, an increase of $1.7 billion from June 30, 2000.

   BERKSHIRE HATHAWAY PRIMARY INSURANCE GROUP

   Premiums earned by Berkshire's numerous other primary insurers of $140 million and $361 million in the third quarter and first nine months of 2001, respectively, exceeded the corresponding prior year amounts by $49 million (53.8%) and $133 million (58.3%), respectively. Most of the increase in premiums earned derived from the inclusion of the insurance affiliates of U.S. Investment Corporation ("USIC"), specialty insurers acquired by Berkshire in August 2000 and from increases in business at National Indemnity. Underwriting results for these businesses in 2001 include net underwriting gains at USIC, National Indemnity and Kansas Bankers'.

                                    FORM 10-Q
                             BERKSHIRE HATHAWAY INC.                 Q/E 9/30/01


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     INSURANCE GROUP INVESTMENT INCOME

   After-tax net investment income produced by Berkshire's insurance and reinsurance businesses for the third quarter and first nine months of 2001 and 2000 is summarized in the table below. Dollars are in millions.

                                                                       Third Quarter     First Nine Months
                                                                       -------------     -----------------
                                                                       2001     2000      2001       2000
                                                                       ----     ----     ------     ------
Net investment income before income taxes and minority interests ....  $746     $680     $2,162     $1,997
 Income taxes and minority interests ................................   226      201        664        586
                                                                       ----     ----     ------     ------
Net investment income ...............................................  $520     $479     $1,498     $1,411
                                                                       ====     ====     ======     ======

   Pre-tax net investment income earned by Berkshire's insurance businesses for the third quarter of 2001 increased $66 million (9.7%) over the third quarter of 2000. Pre-tax net investment income for the first nine months of 2001 increased $165 million (8.3%) over the corresponding period in 2000. The comparative increases in pre-tax net investment income in 2001 periods reflect the growth in the portfolio of fixed maturity investments.

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

   Policyholder float at September 30, 2001 totaled approximately $33.3 billion, compared to about $30.8 billion at June 30, 2001 and $27.1 billion at September 30, 2000. Most of the increase in the third quarter 2001 derived from loss reserves established in connection with the September 11, 2001 terrorist attack. Accordingly the cost of float, as measured by the annualized underwriting loss as a percentage of the average balance of float, will be exceptionally high in 2001.

     NON-INSURANCE BUSINESSES

   Results of operations of Berkshire's diverse non-insurance businesses for the third quarter and first nine months of 2001 and 2000 are shown in the following table. Dollar amounts are in millions.

                                             Third Quarter                  First Nine Months
                                   ------------------------------   ---------------------------------
                                         2001            2000             2001             2000
                                   --------------   -------------   ---------------   ---------------
                                   Amount     %     Amount    %     Amount      %     Amount      %
                                   ------   -----   ------  -----   -------   -----   ------    -----
Revenues ........................  $4,042   100.0   $1,988  100.0   $11,428   100.0   $5,665    100.0
Costs and expenses ..............   3,566    88.2    1,678   84.4    10,023    87.7    4,660     82.3
                                   ------   -----   ------  -----   -------   -----   ------    -----
Earnings before income
  taxes/minority interest .......     476    11.8      310   15.6     1,405    12.3    1,005     17.7
Income taxes/minority interest ..     185     4.6      114    5.7       533     4.7      364      6.4
                                   ------   -----   ------  -----   -------   -----   ------    -----
Net earnings ....................  $  291     7.2   $  196    9.9   $   872     7.6   $  641     11.3
                                   ======   =====   ======  =====   =======   =====   ======    =====

   Berkshire's numerous non-insurance businesses grew significantly through the acquisition of several businesses in 2000 and 2001. As a result, in 2001 there are two new significant non-insurance business segments. One new segment is Shaw Industries ("Shaw"), in which Berkshire acquired an approximately 87.3% interest on January 8, 2001. In addition, the building products segment consists of four recently acquired businesses (MiTek Inc., acquired July 31, 2001, Johns Manville, acquired February 27, 2001, Benjamin Moore, acquired in December 2000 and Acme Building Brands, acquired in August 2000). Berkshire also acquired Ben Bridge Jeweler in July 2000, which is included as part of Berkshire's retailing segment. Other businesses acquired in 2000 include CORT Business Services (February 2000), Justin Brands (August 2000) and MidAmerican Energy Holdings Company (March 2000).

   The results of each of the aforementioned businesses are included in Berkshire's earnings from their respective acquisition dates. Additional information regarding each of these acquisitions is contained in Notes 2 and 4 of the accompanying interim Consolidated Financial Statements.

   Many of Berkshire's non-insurance businesses have been adversely affected by the general economic slowdown in the United States over the first nine months of 2001. In addition, the terrorist attack on September 11, 2001 had negative effects on the businesses. Certain businesses experienced immediate disruption, such as the flight services businesses as a result of the temporary suspension of air travel in the United States. Other businesses were affected less directly, as a result of changes in general economic conditions resulting from the attack. Nevertheless, Berkshire's management considers that most of its non-insurance businesses have performed well under these difficult conditions.

                                    FORM 10-Q
                             BERKSHIRE HATHAWAY INC.                 Q/E 9/30/01


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     NON-INSURANCE BUSINESSES (CONTINUED)

   Aggregate third quarter revenues of Berkshire's non-insurance businesses totaled $4,042 million in 2001, an increase of 103.3% over the third quarter of 2000. For the first nine months of 2001, these businesses produced revenues of $11,428 million, an increase of 101.7% over the corresponding period in 2000. Pre-tax earnings of Berkshire's non-insurance businesses for 2001 exceeded earnings of the corresponding prior year by $166 million (53.5%) for the third quarter and $400 million (39.8%) for the first nine months. The increases in revenues and pre-tax earnings were largely attributed to the aforementioned new businesses.

   Shaw's carpet and floor coverings business generated revenues of $1,075 million for the third quarter of 2001 and $3,106 million for the first nine months. On a comparable year-to-date basis, Shaw's revenues declined about 3.7% during the first nine months of 2001 as compared to 2000 due to lower volume of carpet sold and slightly lower average selling prices. For the third quarter and first nine months of 2001, pre-tax earnings of Shaw totaled $89 million and $225 million, respectively. Year-to-date pre-tax operating earnings in 2001 periods are approximately 8% lower than in 2000.

   The building products businesses generated third quarter and first nine months revenues in 2001 of $990 million and $2,372 million, respectively. On a comparable year-to-date basis, revenues of the building products group in the first nine months of 2001 were essentially unchanged from 2000, as a slight decrease in revenues at Johns Manville, was offset by small revenue increases at Benjamin Moore and Acme. Pre-tax earnings for 2001 were $152 million for the third quarter and $344 million for the first nine months. On a full year-to-date comparative basis, the pre-tax earnings in 2001 of the building products group were relatively unchanged from 2000.

   Berkshire's retail businesses generated revenues of $448 million for the third quarter of 2001 and $1,341 million for the first nine months of 2001 as compared to $442 million and $1,236 million in the comparable 2000 periods. The comparative increase in revenues in 2001 was due to business acquisitions occurring during the second half of 2000. Pre-tax earnings in 2001 of $27 million for the third quarter and $86 million for the first nine months compared to $36 million for the third quarter and $96 million for the first nine months of 2000.

   Third quarter revenues of $669 million from flight service businesses increased $76 million (12.8%) in 2001 as compared to 2000 and for the first nine months, revenues of $1,909 million increased $269 million (16.4%) in 2001 as compared to 2000. The revenue gains in each period of 2001 reflect increases in training revenues at FlightSafety and aircraft sales and flight operations management revenues at Executive Jet. Pre-tax earnings of the flight service businesses in the third quarter of 2001 were $40 million, a decline of $13 million (24.5%) from the third quarter of 2000. For the first nine months of 2001, pre-tax earnings declined $22 million (13.2%) from the corresponding 2000 period. Most of the decline in comparative operating results was due to net operating losses incurred in the 2001 periods by Executive Jet. Deterioration in operating margins at Executive Jet occurred in both its domestic and international operations.

   Other non-insurance businesses include several finance and financial products businesses, (including the transportation equipment leasing business of XTRA Corporation, acquired in September 2001). Finance and financial products businesses generated pre-tax earnings for the third quarter of $97 million in 2001 and $103 million in 2000. For the first nine months, pre-tax earnings of the finance businesses were $325 million in 2001 and $466 million in 2000. Earnings of Berkshire's finance and financial products businesses can be volatile due, in part, to the magnitude of investments acquired under proprietary investment strategies. The results of Dexter Shoe Company are also included in other non-insurance businesses. During the third quarter of 2001, Dexter ended the production of shoes in the U.S. and Puerto Rico. Dexter's business will be continued under the management of H.H. Brown. A pre-tax charge of about $25 million was recorded in the third quarter to provide for costs arising from the shutdown. Other non-insurance businesses also include Berkshire's proportionate share of net earnings of MidAmerican, which for the first nine months were $99 million in 2001 and $40 million in 2000.

     GOODWILL AMORTIZATION AND OTHER PURCHASE-ACCOUNTING ADJUSTMENTS

   Goodwill amortization and other purchase-accounting adjustments reflect the after-tax effect on net earnings with respect to the amortization of goodwill of acquired businesses and the amortization of fair value adjustments to certain assets and liabilities which were recorded at the business acquisition dates.

   Amortization of goodwill was $431 million for the first nine months of 2001 and $369 million for the corresponding period in 2000. As a result of new accounting standards issued by the FASB in June 2001, accounting for goodwill has changed. Goodwill arising from business acquisitions completed after July 1, 2001, is not subject to systematic amortization. In addition, the systematic amortization of goodwill related to businesses acquired before June 30, 2001, will be discontinued effective January 1, 2002. The new accounting standards require that goodwill of acquired businesses continue to be tested for impairment. Berkshire has not fully completed an assessment of the new standards, however, adoption of the new standards is expected to have a significant impact on periodic consolidated statements of earnings reported beginning in 2002.

                                    FORM 10-Q
                             BERKSHIRE HATHAWAY INC.                 Q/E 9/30/01


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     GOODWILL AMORTIZATION AND OTHER PURCHASE-ACCOUNTING ADJUSTMENTS (CONTINUED)

   Other purchase-accounting adjustments consist primarily of the amortization of the excess of market value over historical cost of fixed maturity investments that existed as of the date of certain business acquisitions, primarily General Re. Such excess is included in Berkshire's cost of the investments and is being amortized over the remaining lives of the investments. The unamortized excess remaining in the cost of fixed maturity investments totaled $594 million at September 30, 2001.

     REALIZED INVESTMENT GAIN/LOSS

   Realized investment gain/loss has been a recurring element in Berkshire's net earnings for many years. Such amounts -- recorded (1) when investments are sold;
(2) other-than-temporarily impaired; and (3) in certain situations, as provided under GAAP, when investments are marked-to-market with a corresponding gain or loss included in earnings -- may fluctuate significantly from period to period, resulting in a meaningful effect on reported net earnings. The Consolidated Statements of Earnings include after-tax realized investment gains of $216 million and $496 million for the third quarter of 2001 and 2000, respectively. For the first nine months, after-tax realized investment gains totaled $780 million in 2001 and $1,344 million in 2000.

FINANCIAL CONDITION

   Berkshire's balance sheet continues to reflect significant liquidity and a strong capital base. Shareholders' equity at September 30, 2001, was $57 billion. Consolidated cash and invested assets, excluding assets of finance and financial products businesses totaled approximately $69 billion at September 30, 2001. Berkshire deployed approximately $4.8 billion in cash for business acquisitions in the first nine months of 2001. Cash utilized in these acquisitions was generated internally.

   Berkshire's consolidated borrowings under investment agreements and other debt totaled $3,586 million at September 30, 2001 compared to $3,660 million at June 30, 2001 and $2,663 million at December 31, 2000. The increase in borrowings during 2001 relates primarily to the pre-acquisition debt of Shaw and Johns Manville, as well as a $325 million increase in borrowings by Executive Jet to finance aircraft inventory and core fleet acquisitions. Approximately $600 million of the $1.4 billion of debt owed by Shaw and Johns Manville as of their respective acquisition dates has been repaid. During the second quarter of 2001, Berkshire filed a shelf registration to issue up to $700 million in new debt securities at a future date. The intended purpose of the future issuance of debt is to fund the repayment of currently outstanding borrowings of certain Berkshire subsidiaries. The timing and amount of the debt to be issued under the shelf registration has not yet been determined.

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

                                    FORM 10-Q
                             BERKSHIRE HATHAWAY INC.                 Q/E 9/30/01


                            PART II OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   Report on Form 8-K

   Item 5. Other Events. Report filed on August 3, 2001, indicated that a Berkshire subsidiary agreed to purchase XTRA Corporation through a cash tender offer.



                                    SIGNATURE

   Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             BERKSHIRE HATHAWAY INC.
                                             (Registrant)




Date   November 12, 2001                             /s/ Marc D. Hamburg
      -------------------                    -----------------------------------
                                                          (Signature)
                                               Marc D. Hamburg, Vice President
                                               and Principal Financial Officer