Form 10-Q/A
period 2001-09-30
BERKSHIRE HATHAWAY INC
filed 2002-03-15
CIK 1067983

                                  FORM 10-Q/A

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

                                  FORM 10-Q/A
                             BERKSHIRE HATHAWAY INC.                 Q/E 9/30/01



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

                               INTRODUCTORY NOTE

     This amendment to Form 10Q is being filed to restate the interim financial statements for the quarter ended September 30, 2001. During the third quarter of 2001, Berkshire Hathaway Inc. accepted the advice of its independent public accountants, Deloitte & Touche, that the equity method was the appropriate manner in which to account for Berkshire's interests in Berkadia LLC, an entity owned jointly by Berkshire and Leucadia National Corporation. In preparing the year-end 2001 financial statements, Berkshire initiated a review of the earlier judgement and Deloitte & Touche revised its earlier judgement and concluded that consolidating Berkadia in Berkshire's financial statements is appropriate. Accordingly, Berkshire has consolidated Berkadia in its year-end financial statements and is restating its third quarter Form 10Q to consolidate Berkadia at September 30, 2001. This change results in an increase of approximately $5.5 billion in the assets of the finance and financial products businesses and an equivalent increase in the liabilities of the finance and financial products businesses. This change has no effect on the interim earnings or shareholders' equity previously reported.

                                  FORM 10-Q/A
                             BERKSHIRE HATHAWAY INC.                 Q/E 9/30/01


                          PART I FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                 (dollars in millions except per share amounts)

                                                           As Restated**
                                                           September 30,  December 31,
                                                                2001         2000
                                                           -------------  ------------
                                     ASSETS

Cash and cash equivalents .................................   $  4,981      $  5,263
Investments:
  Securities with fixed maturities ........................     35,113        32,567
  Equity securities .......................................     27,208        37,619
  Other ...................................................      1,990         1,637
Receivables ...............................................     11,858        11,764
Inventories ...............................................      2,354         1,275
Investments in MidAmerican Energy Holdings Company ........      1,827         1,719
Assets of finance and financial products businesses .......     41,735        16,829
Property, plant and equipment .............................      4,699         2,699
Goodwill of acquired businesses ...........................     21,611        18,875
Other assets ..............................................      6,678         5,545
                                                              --------      --------
                                                              $160,054      $135,792
                                                              ========      ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Losses and loss adjustment expenses .......................   $ 39,457      $ 33,022
Unearned premiums .........................................      4,805         3,885
Accounts payable, accruals and other liabilities ..........      9,209         8,374
Income taxes, principally deferred ........................      6,524        10,125
Borrowings under investment agreements and other debt .....      3,586         2,663
Liabilities of finance and financial products businesses ..     37,977        14,730
                                                              --------      --------
                                                               101,558        72,799
                                                              --------      --------
Minority shareholders' interests ..........................      1,388         1,269
                                                              --------      --------
Shareholders' equity:
  Common Stock:*
   Class A Common Stock, $5 par value
     and Class B Common Stock, $0.1667 par value ..........          8             8
  Capital in excess of par value ..........................     25,572        25,524
  Accumulated other comprehensive income ..................     12,179        17,543
  Retained earnings .......................................     19,349        18,649
                                                              --------      --------
     Total shareholders' equity ...........................     57,108        61,724
                                                              --------      --------
                                                              $160,054      $135,792
                                                              ========      ========

* Class B Common Stock has economic rights equal to one-thirtieth (1/30) of the economic rights of Class A Common Stock. Accordingly, on an equivalent Class A Common Stock basis, there are 1,527,502 shares outstanding at September 30, 2001 versus 1,526,230 shares outstanding at December 31, 2000.

** See Note 13.

See accompanying Notes to Interim Consolidated Financial Statements

                                  FORM 10-Q/A
                             BERKSHIRE HATHAWAY INC.                 Q/E 9/30/01

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


See accompanying Notes to Interim Consolidated Financial Statements

                                  FORM 10-Q/A
                             BERKSHIRE HATHAWAY INC.                 Q/E 9/30/01

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (dollars in millions)


                                                                            First Nine Months
                                                                         -----------------------
                                                                         As Restated**
                                                                           2001           2000
                                                                         --------       --------
Net cash flows from operating activities .............................   $  4,294       $  1,883
                                                                         --------       --------
Cash flows from investing activities:
  Purchases of investments ...........................................    (11,979)       (20,096)
  Proceeds from sales and maturities of investments ..................     12,714         18,434
  Loans and investments originated in finance businesses .............     (7,679)          (429)
  Principal collection on loans and investments
   originated in finance businesses ..................................      1,628            984
  Acquisitions of businesses, net of cash acquired ...................     (4,480)        (1,123)
  Other ..............................................................       (586)          (310)
                                                                         --------       --------
   Net cash flows from investing activities ..........................    (10,382)        (2,540)
                                                                         --------       --------
Cash flows from financing activities:
  Proceeds from borrowings of finance businesses .....................      6,147             99
  Proceeds from other borrowings .....................................        657            549
  Repayments of borrowings of finance businesses .....................       (120)          (272)
  Repayments of other borrowings .....................................       (631)          (652)
  Change in short term borrowings of finance businesses ..............      1,150             --
  Changes in other short term borrowings .............................       (375)           257
  Other ..............................................................         17           (109)
                                                                         --------       --------
   Net cash flows from financing activities ..........................      6,845           (128)
                                                                         --------       --------
   Increase (decrease) in cash and cash equivalents ..................        757           (785)
Cash and cash equivalents at beginning of year * .....................      5,604          4,458
                                                                         --------       --------
Cash and cash equivalents at end of first nine months* ...............   $  6,361       $  3,673
                                                                         ========       ========
Supplemental cash flow information:
  Cash paid during the period for:
   Income taxes ......................................................   $    904       $  1,037
   Interest of finance and financial products businesses .............        528            655
   Other interest ....................................................        191            124
Non-cash investing activity:
  Liabilities assumed in connection with acquisitions of businesses ..      4,013            713
  Common Stock issued in connection with acquisitions of businesses ..         --            223
  Contingent value of Exchange Notes recognized in earnings ..........         49            108
  Value of equity securities used to redeem Exchange Notes ...........         98            259

* Cash and cash equivalents are comprised of the following:
  Beginning of year --
   Finance and financial products businesses .........................   $    341       $    623
   Other .............................................................      5,263          3,835
                                                                         --------       --------
                                                                         $  5,604       $  4,458
                                                                         ========       ========
  End of first nine months --
   Finance and financial products businesses .........................   $  1,380       $    903
   Other .............................................................      4,981          2,770
                                                                         --------       --------
                                                                         $  6,361       $  3,673
                                                                         ========       ========

** See Note 13.


See accompanying Notes to Interim Consolidated Financial Statements

                                  FORM 10-Q/A
                             BERKSHIRE HATHAWAY INC.                 Q/E 9/30/01


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

                                  FORM 10-Q/A
                             BERKSHIRE HATHAWAY INC.                 Q/E 9/30/01


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

                                  FORM 10-Q/A
                             BERKSHIRE HATHAWAY INC.                 Q/E 9/30/01


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
                                                   ========       ========

                                  FORM 10-Q/A
                             BERKSHIRE HATHAWAY INC.                 Q/E 9/30/01


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
                                                                  =======      =======      =======      =======

                                    FORM 10-Q/A
                             BERKSHIRE HATHAWAY INC.                 Q/E 9/30/01


NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10. FINANCE AND FINANCIAL PRODUCTS BUSINESSES

   Assets and liabilities of Berkshire's finance and financial products businesses are summarized below (in millions).

                                                     As Restated
                                                    September 30, December 31,
                                                        2001         2000
                                                    ------------- ------------
ASSETS
Cash and cash equivalents .........................   $ 1,380      $   341
Investments in securities with fixed maturities:
   Held-to-maturity, at cost ......................     1,753        1,664
   Trading, at fair value .........................     2,289        5,244
   Available-for-sale, at fair value ..............    18,167          880
Trading account assets ............................     6,034        5,429
Loans and other receivables .......................     6,914        1,186
Securities purchased under agreements to resell ...       761          680
Other .............................................     4,437        1,405
                                                      -------      -------
                                                      $41,735      $16,829
                                                      =======      =======
LIABILITIES
Securities sold under agreements to repurchase ....   $14,832      $ 3,386
Securities sold but not yet purchased .............       700          715
Trading account liabilities .......................     5,463        4,974
Notes payable and other borrowings ................     9,946        2,116
Annuity reserves and policyholder liabilities .....       887          868
Other .............................................     6,149        2,671
                                                      -------      -------
                                                      $37,977      $14,730
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

   Berkadia financed the entire Term Loan through a third party lending facility. Both the Term Loan and the Berkadia borrowing are due on August 20, 2006. The unpaid principal balance of the Term Loan was $5.6 billion at September 30, 2001, and is included above in loans and other receivables. In October 2001, FNV Capital prepaid $700 million principal amount of the Term Loan and Berkadia repaid a like amount to its lenders. Berkshire provided Berkadia's lenders with a 90% primary guaranty of such financing and also provided a secondary guaranty to the 10% primary guaranty provided by Leucadia. Berkshire has a 90% economic interest in Berkadia's Term Loan to FNV Capital and Berkadia's borrowings from the lending facility.

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

                                    FORM 10-Q/A
                             BERKSHIRE HATHAWAY INC.                 Q/E 9/30/01


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

                                    FORM 10-Q/A
                             BERKSHIRE HATHAWAY INC.                 Q/E 9/30/01


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

NOTE 13. RESTATEMENT

   This amendment to Form 10Q is being filed to restate the interim financial statements for the quarter ended September 30, 2001. During the third quarter of 2001, Berkshire Hathaway Inc. accepted the advice of its independent public accountants, Deloitte & Touche, that the equity method was the appropriate manner in which to account for Berkshire's interests in Berkadia LLC, an entity owned jointly by Berkshire and Leucadia National Corporation. In preparing the year-end 2001 financial statements, Berkshire initiated a review of the earlier judgement and Deloitte & Touche revised its earlier judgement and concluded that consolidating Berkadia in Berkshire's financial statements is appropriate. Accordingly, Berkshire has consolidated Berkadia in its year-end financial statements and is restating its third quarter Form 10Q to consolidate Berkadia at September 30, 2001. This change results in an increase of approximately $5.5 billion in the assets of the finance and financial products businesses and an equivalent increase in the liabilities of the finance and financial products businesses. This change has no effect on the interim earnings or shareholders' equity previously reported.

                                    FORM 10-Q/A
                             BERKSHIRE HATHAWAY INC.                 Q/E 9/30/01


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

                                    FORM 10-Q/A
                             BERKSHIRE HATHAWAY INC.                 Q/E 9/30/01


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

                                    FORM 10-Q/A
                             BERKSHIRE HATHAWAY INC.                 Q/E 9/30/01


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

                                    FORM 10-Q/A
                             BERKSHIRE HATHAWAY INC.                 Q/E 9/30/01


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

                                  FORM 10-Q/A
                             BERKSHIRE HATHAWAY INC.                 Q/E 9/30/01


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

                                  FORM 10-Q/A
                             BERKSHIRE HATHAWAY INC.                 Q/E 9/30/01


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

                                  FORM 10-Q/A
                             BERKSHIRE HATHAWAY INC.                 Q/E 9/30/01


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

                                  FORM 10-Q/A
                             BERKSHIRE HATHAWAY INC.                 Q/E 9/30/01


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

                                  FORM 10-Q/A
                             BERKSHIRE HATHAWAY INC.                 Q/E 9/30/01


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




Date   March 14, 2002                                /s/ Marc D. Hamburg
      -------------------                    -----------------------------------
                                                          (Signature)
                                               Marc D. Hamburg, Vice President
                                               and Principal Financial Officer