Form 10-K
period 2001-12-31
BERKSHIRE HATHAWAY INC
filed 2002-03-29
CIK 1067983

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED December 31, 2001

                        COMMISSION FILE NUMBER 001-14905

                             BERKSHIRE HATHAWAY INC.
                ------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                Delaware                                          47-0813844
--------------------------------------------------        --------------------------
     State or other jurisdiction of                            (I.R.S. Employer
     incorporation or organization                           Identification number)

    1440 Kiewit Plaza, Omaha, Nebraska                              68131
--------------------------------------------------        ----------------------
  (Address of principal executive office)                         (Zip Code)

Registrant's telephone number, including area code (402) 346-1400

Securities registered pursuant to Section 12(b) of the Act:

                Title of each class                 Name of each exchange on which registered

Class A Common Stock, $5.00 Par Value               New York Stock Exchange
Class B Common Stock, $0.1667 Par Value             New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant - $73,693,613,000*

Indicate number of shares outstanding of each of the Registrant's classes of common stock:

March 18, 2002 -- Class A Common Stock, $5 par value............1,323,356 shares
March 18, 2002 -- Class B Common Stock, $0.1667 par value.......6,301,548 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

             Document                                   Incorporated In
             --------                                   ---------------
Proxy Statement for Registrant's
        Annual Meeting to be held May 4, 2002           Part III

* This aggregate value is computed at the last sale price of the common stock on March 18, 2002. It does not include the value of Class A Common Stock (537,037 shares) and Class B Common Stock (437 shares) held by Directors and Executive Officers of the Registrant and members of their immediate families, some of whom may not constitute "affiliates" for purpose of the Securities Exchange Act of 1934.

                                     Part I

ITEM 1.  BUSINESS

        Berkshire Hathaway Inc. ("Berkshire", "Company" or "Registrant") is a holding company owning subsidiaries engaged in a number of diverse business activities. The most important of these are insurance businesses conducted on both a primary basis and a reinsurance basis. Berkshire also owns and operates a number of other businesses engaged in a variety of activities, as identified herein.

        Operating decisions for the various Berkshire businesses are made by managers of the business units. Investment decisions and all other capital allocation decisions are made for Berkshire and its subsidiaries by Warren E. Buffett, in consultation with Charles T. Munger. Mr. Buffett is Chairman and Mr. Munger is Vice Chairman of Berkshire's Board of Directors.

INSURANCE AND REINSURANCE BUSINESSES

        Berkshire's insurance and reinsurance business activities are conducted through 36 domestic and 16 foreign-based insurance companies. Berkshire's insurance businesses provide insurance and reinsurance of property and casualty risks primarily in the United States. In addition, as a result of the General Re acquisition in December 1998, Berkshire's insurance businesses also include worldwide life, accident and health reinsurers, as well as internationally-based property and casualty reinsurers.

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

        Reinsurance contracts are normally classified as treaty or facultative contracts. Treaty reinsurance refers to automatic reinsurance coverage for all or a portion of a specified class of risks ceded by the primary insurer, while facultative reinsurance involves coverage of specific individual risks. Coverage of risks assumed under reinsurance contracts may be classified as quota-share or excess. Under quota-share (proportional or pro-rata) reinsurance, the reinsurer shares proportionally in the original premiums, losses, and expenses of the primary insurer or reinsurer. Excess (or non-proportional) reinsurance provides for the indemnification of the primary insurer or reinsurer for all or a portion of the loss in excess of an agreed upon amount or "retention". Both quota-share and excess reinsurance may provide for aggregate limits of indemnification.

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

        Insurers may market, sell and service insurance policies in the states that they are licensed. These insurers are referred to as admitted insurers. Admitted insurers are, among other things, generally required to obtain regulatory approval of policy forms issued and premium rates charged. Non-admitted insurance markets have developed to provide insurance that is otherwise unavailable from the admitted insurance markets for a state. Non-admitted insurance, often referred to as "excess and surplus" lines, is procured by state-licensed surplus lines brokers who place risks with insurers not licensed in that state. Non-admitted insurance is subject to considerably less regulation with respect to policy rates and forms. Reinsurers are normally not required to obtain approval of premium rates and policy forms.

ITEM 1.  BUSINESS

        The insurance regulators of every state participate in the National Association of Insurance Commissioners ("NAIC"). The NAIC adopts forms, instructions and accounting procedures for use by U.S. insurers and reinsurers in preparing and filing annual statutory financial statements. However, an insurer's state of domicile has ultimate authority over accounting practices.

        Effective January 1, 2001, several new Statutory Accounting Principles ("SAP") were adopted in connection with the NAIC codification project, which was intended to bring greater uniformity in accounting practices throughout the United States. While the codification is not expected to have a significant effect on Berkshire's insurance businesses, the amount of reported regulatory capital, also known as statutory surplus, declined due to the new requirement under SAP to record deferred income taxes, including tax liabilities on unrealized appreciation of investments. Previously, such liabilities were not recognized under SAP. As a result of the adoption of the new statutory accounting principles discussed above, the aggregate statutory surplus declined by about $8.0 billion to about $33.5 billion as of January 1, 2001.

        Berkshire's insurance companies maintain capital strength at unparalleled levels, significantly higher than normal in the industry. This strength differentiates Berkshire's insurance companies from their competitors. Collectively, the aggregate statutory surplus of Berkshire's U.S. based insurers was approximately $27.2 billion at December 31, 2001. During 2001, aggregate statutory surplus declined as a result of a decline in the after-tax unrealized appreciation of major equity investments as well as dividend payments and poor operating results. All of Berkshire's major insurance subsidiaries are rated AAA by Standard & Poor's Corporation, the highest Financial Strength Rating assigned by Standard & Poor's, and are rated A++ (superior) by A.M. Best with respect to their financial condition and operating performance.

        In addition to its activities relating to the annual statement and SAP, the NAIC develops or adopts model laws, regulations and programs for use by its members. Such matters deal with regulatory oversight of solvency, compliance with financial regulation standards, and risk-based capital reporting requirements.

        The insurance industry and Berkshire's reinsurers experienced severe losses from the September 11, 2001 terrorist attack. Since then, insurance industry and government leaders have been working to identify alternatives to mitigate the insurance industry's concerns regarding the ability of the insurance industry to cover losses from terrorism catastrophes. Beyond limited assumptions of certain aviation exposures, the U.S. government has not yet assumed any of this risk. Because of the magnitude and unpredictability of the catastrophic terrorism exposure, many insurers and reinsurers are responding primarily by restricting coverages where allowed and secondarily by raising premium rates. Various proposals are presently under consideration under which the Federal government would assume significant losses arising from future terrorist attacks thereby limiting this exposure to insurers and reinsurers. It is currently unknown if or when any such proposals will be enacted.

        In general, regulation of the reinsurance industry outside of the United States is subject to the differing laws and regulations of each country in which the reinsurer has operations or writes premiums. Some jurisdictions, such as the United Kingdom, impose complex regulatory requirements on reinsurance businesses, while other jurisdictions, such as Germany, impose fewer requirements. Local reinsurance business conducted by General Re's subsidiaries in some countries requires licenses issued by governmental authorities. These licenses may be subject to modification, suspension or revocation dependent on such factors as amount and types of reserves and minimum capital and solvency tests. The violation of regulatory requirements may result in fines, censures and/or criminal sanctions in various jurisdictions.

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

        Insurance underwriting operations are comprised of the following sub-groups: (1) GEICO and its subsidiaries, (2) General Re and its subsidiaries,
(3) Berkshire Hathaway Reinsurance Group, and (4) Berkshire Hathaway Primary Insurance Group. Additional information related to each of these four underwriting units follows.

ITEM 1.  BUSINESS

        GEICO -- Berkshire acquired GEICO in January 1996. GEICO is headquartered in Chevy Chase, Maryland and its principal insurance subsidiaries include: Government Employees Insurance Company, GEICO General Insurance Company, GEICO Indemnity Company, and GEICO Casualty Company. Over the past five years, these companies have offered primarily private passenger automobile insurance to individuals in 48 states and the District of Columbia.

        GEICO, through its subsidiaries, is a multiple-line property and casualty insurer engaged primarily in writing private passenger automobile insurance. The subsidiaries market their policies primarily through direct response methods, in which applications for insurance are submitted directly to the companies by telephone, through the mail, or via the Internet.

        For several years through 2000, premium volume grew as a result of significantly higher advertising expenditures and competitive premium rates. From 1995 through 2000, voluntary automobile policies-in-force grew by approximately 100%. To facilitate servicing in-force policy growth, GEICO opened sales and claims service centers in several new locations during 1998 and 1999. In response to underwriting losses in 2000, GEICO increased premium rates and tightened underwriting standards. In addition, GEICO reduced advertising expenditures in 2001 as such expenditures were not effectively producing in-force policy growth. Consequently, new business sales declined significantly and policies-in-force declined slightly in 2001. GEICO is currently the sixth largest auto insurer, in terms of premium volume, in the United States.

        Seasonal variations in GEICO's insurance business are not significant. However, extraordinary weather conditions or other factors may have a significant effect upon the frequency or severity of automobile claims.

        GEICO competes for private passenger auto insurance customers with other companies that sell directly to the customer, as well as with companies that use a traditional agency sales force. Private passenger automobile insurance business is highly competitive in the areas of price and service. Some insurance companies exacerbate price competition by selling their products for a period of time at less than adequate rates, because they underestimate ultimate claim costs and/or overestimate the amount of investment income expected to be earned from the cash flow generated as a result of premiums being received before claims are paid. GEICO will not knowingly follow that strategy.

        Private passenger auto insurance is stringently regulated by state insurance departments. As a result, it is difficult for insurance companies to differentiate their products to consumers. Competition for preferred-risk private passenger automobile insurance, which is substantial, tends to focus on price and level of customer service provided, whereas price tends to be the primary focus for other risks. GEICO places great emphasis on customer satisfaction. GEICO's cost efficient direct response marketing methods and emphasis on customer satisfaction enable it to offer competitive rates and value to customers.

        Management believes that the name and reputation of GEICO is a material asset and protects its name and other service marks through appropriate registrations.

        GENERAL RE -- Berkshire acquired General Re on December 21, 1998. General Re was established in 1980 to serve as the holding company of General Reinsurance Corporation ("GRC", incorporated in 1921) and its affiliates. General Re affiliates include Kolnische Ruckversicherungs Gesellschaft AG ("Cologne Re"), a major international reinsurer based in Germany. General Re, directly and indirectly through a joint venture arrangement, held an 88% economic interest in Cologne Re as of December 31, 2001.

        General Re subsidiaries currently conduct global reinsurance businesses in 76 cities throughout the world and provide reinsurance coverage in 136 countries. General Re operates three principal reinsurance businesses: North American property/casualty reinsurance, international property/casualty reinsurance, and global life/health reinsurance. General Re's reinsurance operations are primarily based in Stamford, Connecticut and Cologne, Germany. General Re is one of the four largest reinsurers in the world based on net premiums written and capital.

ITEM 1.  BUSINESS

GENERAL RE (CONTINUED)

        NORTH AMERICAN PROPERTY/CASUALTY REINSURANCE

        General Re's North American property/casualty business is primarily treaty and facultative reinsurance that is marketed directly to clients located throughout the United States and Canada without involving a broker or intermediary. The North American property/casualty businesses underwrite predominantly excess coverages. The operations are headquartered in Stamford, Connecticut, and are also conducted through 19 branch offices. The businesses are domiciled in Delaware and licensed in the District of Columbia and all states but Hawaii, where they are accredited reinsurers.

        Casualty reinsurance represented approximately 56% of North American property/casualty net premiums written in 2001 and property reinsurance represented approximately 33%. North American property/casualty business also includes a few smaller specialty insurers. These businesses, domiciled in Connecticut, North Dakota and Ohio, underwrite primarily liability and workers' compensation coverages on an excess and surplus basis. Also, they underwrite excess insurance for self-insured programs. These businesses together represented approximately 11% of General Re's North American property/casualty net premiums written in 2001.

        INTERNATIONAL PROPERTY/CASUALTY REINSURANCE

        In total, General Re operates its international property/casualty reinsurance business in 29 countries and provides reinsurance coverage in 136 countries throughout the world. In 2001, the international property/casualty operations principally wrote reinsurance in the form of treaties with lesser amounts written on a facultative basis. Approximately 66% of international property/casualty reinsurance business is written through Cologne Re. In addition, international reinsurance business is written through a number of wholly-owned subsidiaries of General Re. At the end of 1998, General Re acquired D.P. Mann Holdings Limited, which was subsequently renamed Faraday Holdings Limited ("Faraday"). Faraday owns both the managing agent of Syndicate 435 at Lloyd's of London and DP Mann Corporate Name Limited, which provides capacity and participates in the results of Syndicate 435. Through Faraday, General Re's participation in Syndicate 435 was 61% in 2001 and will increase to 97% in 2002.

        In 2001, approximately 74% of international premiums written related to quota-share coverages and 26% were excess coverages. Property premiums written were approximately 57% of total international property/casualty premiums and casualty premiums were approximately 43%. Approximately 76% of international property/casualty written premiums are attributed to Germany and Western Europe.

        GLOBAL LIFE/HEALTH REINSURANCE

        This business includes the North American and international life/health operations of Cologne Re. In 2001, approximately 59% of life/health net premiums were written in the United States, 26% were written in Western Europe, and the remaining 15% were written throughout the rest of the world. The life/health operations provide individual life, group life, group health, long-term care, individual health and finite risk reinsurance. Most of the life reinsurance business is written on a proportional treaty basis, with smaller amounts written on a facultative basis, while health business is predominantly written on an excess treaty basis. The life/health business is marketed primarily on a direct basis with the exception of group health, which is marketed primarily through brokers.

        BERKSHIRE HATHAWAY REINSURANCE GROUP -- The Berkshire Hathaway Reinsurance Group ("BHRG") operates from offices located in Stamford, Connecticut. BHRG provides principally excess and, to a lesser degree, quota-share reinsurance to other property and casualty insurers and reinsurers. BHRG's clients and risks assumed are located throughout the world, but are primarily located within the United States. Minimal organizational, but huge financial resources are currently devoted to this business.

        For many years, the BHRG has written a considerable number of catastrophe excess contracts. A catastrophe excess policy provides protection to the counterparty from the accumulation of primarily property losses arising from a single loss event or series of events. These policies may provide significant amounts of indemnification per contract and a single loss event may produce losses under a number of contracts.

ITEM 1.  BUSINESS

BERKSHIRE HATHAWAY REINSURANCE GROUP (CONTINUED)

        BHRG does not generally cede any of the risks assumed under catastrophe excess reinsurance contracts, due to perceived uncertainties in recovering amounts from other reinsurers that are financially weaker. As a result, the catastrophe excess reinsurance business can produce extreme volatility in periodic underwriting results. Accounting consequences, however, do not influence decisions of Berkshire's management with respect to this or any other business. This factor along with the extraordinary financial strength of the group, are believed to be the primary reasons why the BHRG has become a major provider of such coverages.

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

        BHRG's non-catastrophe reinsurance business derives primarily from a relatively small number of excess policies written for major insurers and reinsurers. BHRG has entered into several retroactive reinsurance contracts over the past three years. Retroactive reinsurance was over 60% of total premium volume in 2001. Coverage under such contracts is usually provided on an excess basis and amounts of indemnification are subject to an aggregate limit, which is usually substantial. Retroactive reinsurance contracts afford protection to ceding companies against the adverse development of claims arising under policies issued in prior years. Significant amounts of environmental and latent injury claims may arise under the contracts.

        In BHRG's non-catastrophe reinsurance business, the concept of time-value-of-money is often an important element in establishing prices and contract terms, since the payment of losses under the insurance contracts are often expected to occur over lengthy periods of time. Losses payable under the contracts are normally expected to exceed premiums and therefore, produce underwriting losses. This business is accepted, in part, because of the large amounts of policyholder funds ("float") generated for investment, the economic benefit of which will occur through investment income in future periods.

        BERKSHIRE HATHAWAY PRIMARY INSURANCE GROUP -- The Berkshire Hathaway Primary Insurance Group is a collection of smaller primary insurance operations that provide a wide variety of insurance coverages to insureds principally in the U.S. National Indemnity Company and certain affiliates underwrite motor vehicle and general liability insurance to commercial enterprises. This business is written nationwide primarily through insurance agents and brokers and is based in Omaha, Nebraska. National Indemnity and certain other affiliates also solicit and underwrite various unusual or especially large property and casualty risks.

        Other insurance operations include several companies referred to as the "Homestate Companies", based in Colorado and Nebraska and with branch offices in several other states, which market various commercial coverages for standard risks to insureds in their state of domicile and an increasing number of other states. Also included is Central States Indemnity Company of Omaha located in Omaha, Nebraska, which provides credit and income protection insurance marketed primarily through credit card issuers and utility providers nationwide and Kansas Bankers Surety Company, based in Kansas, an insurer of primarily crime, fidelity, errors and omissions, officers and directors liability and related insurance coverages directed toward small and medium-sized banks throughout the Midwest United States.

        In 2000, Berkshire acquired U.S. Investment Corporation ("USIC"). USIC, through its three subsidiaries, is a specialty insurer that underwrites commercial, professional and personal lines of insurance on an admitted and excess and surplus basis. Policies are marketed in all 50 states and the District of Columbia. USIC companies currently underwrite and market over 50 distinct specialty insurance products.

PROPERTY AND CASUALTY LOSS RESERVES

        Berkshire's property and casualty insurance companies establish reserves for the estimated unpaid losses and loss expenses with respect to claims occurring on or before the balance sheet date. Such estimates include provisions for reported claims, or case estimates, provisions for incurred-but-not-reported ("IBNR") claims and legal and administrative costs to settle claims.

ITEM 1.  BUSINESS

PROPERTY AND CASUALTY LOSS RESERVES (CONTINUED)

        The estimates of unpaid losses and amounts recoverable under reinsurance are continually reviewed using a variety of statistical and analytical techniques. Reserve estimates are based upon past claims experience, currently known factors and trends and estimates of future claim trends. Implicit in the factors considered in establishing ultimate claim amounts are the effects of including social, legal and economic inflation. Irrespective of the techniques used, estimation error is inherent in the process of establishing unpaid loss reserves as of any given date. Uncertainties in projecting ultimate claim amounts are enhanced by the time lag between when a claim actually occurs and when it becomes reported and settled. This time lag is referred to as the "claim-tail".

        The claim-tail for most property coverages is expected to be relatively short. The claim-tail for liability coverages, such as product liability and workers' compensation, can be especially long as claims are often reported years after the occurrence. The claim-tail for reinsurers is further extended because claims are first reported through one or more intermediary primary insurers or reinsurers. Liabilities assumed under retroactive reinsurance contracts are often expected to have an especially long-tail, as a significant portion of the claims are expected to derive from asbestos, environmental and other latent injury perils. These policies contain aggregate limits of indemnification, so the risks to additional claims under the contracts are limited.

        Berkshire attempts to be fairly conservative in establishing claim reserves. However, for the reasons previously discussed, the amounts of the reserves established as of a given balance sheet date and the subsequent actual losses and loss expenses paid will likely differ, perhaps by a material amount. There is no guaranty that the recorded reserves will prove to be adequate. Changes in unpaid loss estimates arising from the review process are charged or credited, as applicable, to earnings in the period of the change.

        Through 1998, Berkshire's insurers ceded relatively minor amounts of risk to other reinsurers. As a result of Berkshire's acquisition of General Re at the end of 1998, larger amounts of risk were ceded to other reinsurers.

        Berkshire discounts structured settlement reinsurance liabilities at market rates prevailing at the contract date and General Re discounts certain North American workers' compensation loss reserves at an interest rate of 4.5 percent per annum. These claims are characterized by periodic indemnity payments, including lost wages and medical/rehabilitation expenses, which are generally fixed or determinable, both in amount and duration. The amortization of the discount is included in periodic operating results principally as part of the development of prior years' liabilities.

        In addition, incurred losses from property and casualty reinsurance include amortization of deferred charges established on retroactive reinsurance contracts. At inception of these contracts, unpaid losses are recorded at the estimated ultimate payment amount. However, a deferred charge asset is also recorded at the inception of the contract. The liabilities, net of deferred charges established, are recorded as losses incurred. The deferred charges are subsequently amortized over the expected claim payment period, with such charges recorded as losses incurred.

        The table below presents the development of Berkshire's consolidated net unpaid losses for property/casualty contracts from 1991 through 2001. Data in the table related to acquired businesses is included from the acquisition date forward. Most significantly, GEICO (acquired January 2,1996) is included as of December 31,1995 and General Re (acquired December 21,1998) is included as of December 31,1998.

        The first section of the table reconciles the estimated liability for unpaid claims and claim expenses recorded at the balance sheet date for each of the indicated years. The net liability represents the estimated amount of claims and claim expenses, including IBNR, outstanding as of the balance sheet date, reduced by estimates of amounts recoverable under ceded reinsurance, deferred charges on retroactive reinsurance contracts, and reserve discounts.

        The next section of the table shows the re-estimated amount of the previously recorded net liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as losses are paid and more information becomes known about the frequency and severity of unpaid claims. The line labeled "cumulative deficiency (redundancy)" represents the aggregate change in the initial estimates from the original balance sheet date through December 31, 2001. These amounts have been reported in earnings over time as a component of losses incurred. The redundancies or deficiencies shown in each column should be viewed independently of the other columns, because such adjustments made in earlier years may also be included as a component of the adjustments in the more recent years. To avoid misstating the cumulative redundancies or deficiencies, liabilities assumed under retroactive reinsurance contracts are treated as occurrences in the year the transaction was entered into, as opposed to when the underlying losses actually occurred, which is, by definition, generally prior to the contract date. Due to the magnitude of the deferred charge amortization and reserve discounts on the re-estimated net liability and cumulative deficiency/redundancy amounts, the cumulative effect of such charges included in the net amounts is also provided.

ITEM 1.  BUSINESS

PROPERTY AND CASUALTY LOSS RESERVES (CONTINUED)

        The bottom part of the table shows the cumulative amount of net losses and loss expenses paid with respect to recorded net liabilities as of the end of each succeeding year. While the information in the table provides a historical perspective on the adequacy of unpaid losses and loss expenses established in previous years, readers are cautioned against extrapolating redundancies or deficiencies of the past on current unpaid loss balances. Berkshire management believes that the reserves established as of the end of 2001 are adequate. However, due to the inherent uncertainties in the reserving process, it cannot be assured that such balances will ultimately prove to be adequate. Dollar amounts are in millions.

                                   1991     1992    1993     1994     1995    1996     1997      1998    1999      2000     2001
                                   ----     ----    ----     ----     ----    ----     ----      ----    ----      ----     ----
Unpaid losses before discounts/
   deferred charges end of year    $3,547   $3,770  $3,767   $4,037   $6,503  $6,866   $7,435   $25,252  $29,020   $35,236  $43,243
Ceded reserves                       (123)    (173)   (132)    (133)    (255)   (248)    (274)   (2,167)  (2,331)   (2,997)  (2,957)
                                    -----    -----   -----    -----    -----   -----    -----    ------   ------    ------   ------
Net unpaid losses before
   discounts/deferred
   charges end of year              3,424    3,597   3,635    3,904    6,248   6,618    7,161    23,085   26,689    32,239   40,286
Reserve discounts/deferred
   charges at year end             (1,097)  (1,033) (1,077)  (1,048)    (982)   (929)  (1,064)   (2,800)  (3,735)   (4,807)  (5,759)
                                    -----    -----   -----    -----    -----   -----    -----    ------   ------    ------   ------
Net unpaid losses net of
   discounts/deferred
   charges end of year              2,327    2,564   2,558    2,856    5,266   5,689    6,097    20,285   22,954    27,432   34,527
                                    -----    -----   -----    -----    -----   -----    -----    ------   ------    ------   ------

Liability re estimated:
                      1 year later  2,356    2,575   2,618    2,912    5,176   5,558    5,902    19,889   22,459    28,736
                      2 year later  2,294    2,597   2,658    2,976    5,158   5,471    5,786    18,374   23,062
                      3 year later  2,326    2,640   2,702    2,976    5,133   5,361    5,647    18,720
                      4 year later  2,350    2,688   2,720    2,997    5,086   5,256    5,568
                      5 year later  2,391    2,724   2,744    2,977    5,012   5,203
                      6 year later  2,410    2,747   2,708    2,955    4,965
                      7 year later  2,431    2,708   2,710    2,945
                      8 year later  2,415    2,711   2,700
                      9 year later  2,412    2,698
                     10 year later  2,433

Cumulative deficiency                 106      134     142       89     (301)   (486)    (529)   (1,565)     108     1,304
   (redundancy)
Cumulative foreign
   exchange effect                                                                                  920      581      (139)
                                     ----     ----    ----     ----     ----    ----     ----     ------   ------    -----
Net deficiency
   (redundancy)(1)                 $  106   $  134  $  142   $   89    $(301)  $(486)   $(529)    $(645)   $ 689    $1,165
                                     ====     ====    ====     ====     ====    ====     ====     ======   ======    =====

Cumulative payments:
                      1 year later $   423  $   410  $  216  $   246   $1,194  $1,410   $1,834    $4,532   $5,890   $5,366
                      2 year later     619      555     388      499    1,966   2,427    2,509     7,684    8,367
                      3 year later     690      691     586      862    2,808   2,963    3,441     9,486
                      4 year later     788      876     901    1,419    3,229   3,508    3,632
                      5 year later     863    1,171   1,240    1,591    3,474   3,614
                      6 year later   1,122    1,314   1,365    1,785    3,534
                      7 year later   1,247    1,422   1,549    1,831
                      8 year later   1,330    1,604   1,589
                      9 year later   1,503    1,638
                     10 year later   1,535

(1)Net deficiency (redundancy)
   above                            $ 106    $ 134   $ 142    $  89    $(301)  $(486)   $(529)   $  (645)    $689   $1,165
Deficiency from deferred charge
   amortization and discount
   accretion                          518      506     483      440      371     302      283        553      491      312
                                    -----    -----   -----    -----    -----   -----    -----    -------     ----   ------
(Redundancy) deficiency before
   deferred charge amortization
   and discount accretion           $(412)   $(372)  $(341)   $(351)   $(672)  $(788)   $(812)   $(1,198)    $198   $  853
                                    =====    =====   =====    =====    =====   =====    =====    =======     ====   ======

Beginning in 1998, unpaid losses include amounts related to the international property and casualty business of General and Cologne
Re.  The amount of re-estimated liabilities in the table above related to these operations reflect the exchange rates as of the end of the re-estimation period.  The cumulative foreign exchange effect represents the cumulative effect of changes in foreign exchange rates from the original balance sheet date to the end of the re-estimation period.



ITEM 1.  BUSINESS

       INVESTMENTS -- The levels of reinsurance assumed business in recent years, plus the acquisitions of GEICO and General Re, have produced an exceptional increase in the amount of "float" held by Berkshire's insurance businesses. "Float" is an approximation of the amount of net policyholder funds available for investment. That term denotes the sum of unpaid losses and loss adjustment expenses, unearned premiums and other policyholder liabilities, less the aggregate amount of premium balances receivable, losses recoverable from reinsurance ceded, deferred policy acquisition costs, deferred charges - reinsurance assumed, and related prepaid income taxes. The amount of float has grown from about $3.8 billion at the end of 1995 to about $35.5 billion at the end of 2001. Float increased by about $2.6 billion upon Berkshire's acquisition of GEICO in 1996 and another $14.9 billion upon Berkshire's acquisition of General Re in 1998. The increases in the amounts of float plus the substantial amounts of shareholder capital devoted to insurance and reinsurance activities have generated meaningful increases in the levels of investments and investment income. However, the cost of float represented by the pre-tax underwriting loss as a percentage of average float, increased from 6% in 2000 to 12.8% in 2001.

        Investment portfolios of insurance subsidiaries include equity ownership percentages of other publicly traded companies. Investments with a market value in excess of $1 billion at the end of 2001 include approximately 11% of the outstanding capital stock of American Express Company, approximately 8% of the capital stock of The Coca-Cola Company, approximately 9% of the capital stock of The Gillette Company, and approximately 3% of the capital stock of Wells Fargo and Company. Much information about these publicly-owned companies is available, including information released from time to time by the companies themselves.

NON-INSURANCE BUSINESSES OF BERKSHIRE

        The descriptions of the Registrant's numerous and diverse non-insurance businesses are described below.

        BUILDING PRODUCTS -- On August 1, 2000, Berkshire entered the building products business with the acquisition of Acme Building Brands ("Acme"). Acme, headquartered in Fort Worth, Texas, manufactures and distributes clay bricks (Acme Brick), concrete block (Featherlite) and cut limestone (Texas Quarries). In addition, Acme distributes a number of other building products of other manufacturers, including glass block, brick, floor and wall tile and other masonry products. Acme also sells ceramic floor and wall tile, as well as marble, granite and other stones through its subsidiary, American Tile. Products are sold primarily in the Central and Southwest United States through company operated sales offices. Acme distributes products primarily to homebuilders and masonry and general contractors.

        Acme operates 24 brick manufacturing facilities located in eight states and operates 11 tile distribution and eight concrete block facilities. The demand for Acme's products is seasonal, with higher sales in the warmer weather months, and is subject to the level of construction, which can be cyclical. Acme also owns and leases properties and mineral rights that supply raw materials used in many of its manufactured products.

        Berkshire acquired Benjamin Moore & Co. ("Benjamin Moore") in December of 2000. Benjamin Moore, headquartered in Montvale, New Jersey, is a leading formulator, manufacturer and retailer of a broad range of primarily architectural coatings, available principally in the United States and Canada. Products include water-thinnable and solvent-thinnable general purpose coatings (paints, stains and clear finishes) for use by the general public, contractors and industrial and commercial users. Products are marketed under various registered brand names, including Regal, Super Spec, Super Hide and MoorGard.

        Benjamin Moore relies primarily on an independent dealer network for the distribution of its products. The network consists of over 3,200 retailers with over 4,200 storefronts in the U.S. and Canada. Benjamin Moore also owns and manages several multiple-outlet dealerships and stand-alone stores in various parts of the U.S. serving primarily contractors and general consumers. At December 31, 2001, there were 97 Benjamin Moore-owned stores positioned in the market as independent dealers that offer a broad array of products including Benjamin Moore brands and other competitor coatings, wallcoverings, window treatments and sundries.

        The coatings industry is highly competitive and has historically been subject to intense price competition. It is estimated that there are approximately 500 coatings manufacturers in the United States, many of which are small companies, which compete regionally and locally. The top three companies in the industry, which includes Benjamin Moore positioned third, comprise about 50% of the total market.

ITEM 1.  BUSINESS

BUILDING PRODUCTS (CONTINUED)

        Berkshire acquired Johns Manville ("JM") on February 27, 2001. JM is a leading manufacturer of fiber glass wool insulation products for walls, attics and floors in homes and commercial buildings, as well as pipe, duct and equipment insulation products. JM is also the leading full-line supplier of roofing systems and components for low-slope commercial and industrial roofs in North America. In addition, JM manufactures nonwoven mats, fabrics and fibers used as reinforcements in building and industrial applications, and high efficiency air filtration media. Fiber glass is the basic material in a majority of JM's products, although JM also manufactures a significant portion of its products with other materials to satisfy the broader needs of its customers. JM is headquartered in Denver, Colorado, and operates 52 manufacturing facilities in North America, Europe and China.

         JM has been serving the building products industry for over 150 years. JM sells its products through a wide variety of channels including contractors, distributors, retailers, manufacturers and fabricators. JM's results of operations are affected by the levels of new and repair/remodel commercial and residential construction and are moderately seasonal due to increases in construction activity that typically occur in the second and third quarters of the calendar year.

         JM has leading market positions in each of its businesses and typically competes with a few large national competitors and several smaller, regional competitors. JM's products compete primarily on the basis of value, product differentiation and customization and breadth of product line.

         Berkshire acquired a 90% equity interest in MiTek Inc. ("MiTek") on July 31, 2001. MiTek is headquartered in Chesterfield, Missouri, and is the world's leading supplier of connector products, engineering software and services, and manufacturing machinery to the truss fabrication segment of the building components industry. Primary customers are truss fabricators who manufacture pre-fabricated roof and floor trusses and wall panels for the residential building market. MiTek also participates in the light commercial and institutional construction industry with timber truss applications and all-steel framing products marketed under the Ultra-Span name.

        MiTek operates 16 manufacturing facilities located in 11 countries and 29 sales offices located in 19 countries. Products are sold to customers in approximately 80 countries and MiTek has the largest market share in each country in which it operates. MiTek's business is subject to seasonal and cyclical changes in the overall housing industry.

         FINANCE AND FINANCIAL PRODUCTS -- Berkshire's non-insurance businesses include a group of finance and financial products businesses. Included in these business activities is Gen Re Securities Holdings Limited and affiliates ("GRS"). GRS is a dealer in derivative products offering a full line of interest rate, currency, and equity swap and option products, as well as structured finance products. In January 2002, a decision was made to commence a long-term run-off of GRS. The run-off is expected to occur over a period of several years, during which, GRS will limit its new business to certain risk management transactions and will unwind its existing asset and liability positions in an orderly manner.

         Berkshire's other finance businesses include BH Finance LLC (investing on a leveraged basis in financial instruments pursuant to proprietary trading strategies), Berkshire Hathaway Credit Corp (commercial real estate financing), Berkshire Hathaway Life Insurance (sales of annuity contracts), Scott Fetzer Financial Group, Inc. (consumer receivable financing in connection with sales of Kirby products) and XTRA Corporation ("XTRA") (transportation equipment lessor).

         Berkshire acquired XTRA on September 20, 2001. XTRA, headquartered in Westport, Connecticut, is a leading global transportation equipment lessor with operations in the North American over-the-road, domestic intermodal and marine container markets. XTRA manages a diverse fleet of approximately 250,000 units, constituting a net investment of approximately $1.3 billion. The fleet includes over-the-road trailers, intermodal chassis and piggyback trailers, and domestic and marine containers.

        Transportation equipment customers lease equipment to cover cyclical, seasonal and geographic needs and as a substitute for purchasing. In addition, capital and capacity constrained transportation providers often use leasing to maximize their asset utilization and reduce capital expenditures. By maintaining a large and diversified fleet, XTRA is able to provide customers with a broad selection of equipment and quick response times.

ITEM 1.  BUSINESS

        FLIGHT SERVICES -- In 1996, Berkshire acquired FlightSafety International Inc. ("FSI"). FSI's corporate headquarters is located at LaGuardia Airport in Flushing, New York.

        FSI engages primarily in the business of providing high technology training to operators of aircraft and ships. FSI's training activities include: advanced pilot training in the operation of aircraft and air traffic control procedures; aircrew training for military and other government personnel; aircraft maintenance technician training; ab-initio (primary) pilot training to qualify individuals for private and commercial pilots' licenses; and ship handling and related training services. FSI also develops classroom instructional systems and materials for use in its training business and for sale to others.

        A significant part of FSI's training programs derives from the use of simulators, which incorporate computer-based technology to replicate the operation of particular aircraft or ocean-going vessels. Simulators reproduce, with a high degree of accuracy, certain sights, movements, and aircraft or vessel control responses experienced by the operator of the aircraft or ship. FSI utilizes approximately 312 training devices, including 264 civil aviation simulators. FSI's training businesses are conducted primarily in the United States, with facilities located in 21 states. FSI also operates training facilities in Australia, Canada, France and the United Kingdom. During 1997, FSI and The Boeing Company, a leading airplane manufacturer, established a joint venture to provide pilot and aircrew training for airline customers around the world.

        FSI also designs and manufactures full motion flight simulators, visual displays, and other training equipment for use in its training business and for sale to others. Manufacturing facilities are located in Oklahoma and Missouri.

        Berkshire acquired Executive Jet, Inc. ("EJ"), in 1998. EJ is the world's leading provider of fractional ownership programs for general aviation aircraft. The fractional ownership of aircraft concept permits customers to acquire a specific percentage of a certain aircraft type and allows them to utilize the aircraft for a specified number of flight hours per annum. In addition, EJ provides management, ground support and flight operation services to customers after the sale. EJ's revenues derive from both the sale of fractional interests as well as management and usage fees charged to clients in connection with flight operations.

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

        In 1986, EJ created the fractional ownership of aircraft concept and introduced its NetJets(R) program in the U.S. with one aircraft type. In 2001 the NetJets(R) program operated eleven aircraft types, including the Boeing Business Jet. Four additional aircraft types are scheduled for introduction in 2002. In late 1996, EJ expanded its fractional ownership programs to Europe via a joint venture arrangement, which is now 100% owned by EJ.

        EJ is currently believed to be the world's largest purchaser of general aviation aircraft. The company maintained 337 aircraft in its fleet as of December 31, 2001. EJ management believes that the market for fractional ownership of aircraft programs is large and growing and will contribute to EJ's continued growth over the foreseeable future. EJ's executive offices are located in New Jersey, while most of its logistical and flight operations are based at Port Columbus International Airport in Columbus, Ohio. EJ's European operations are based in Lisbon, Portugal.

ITEM 1.  BUSINESS

        RETAIL BUSINESSES -- Berkshire's retail businesses consist of several independently managed home furnishings and jewelry retail operations. Information regarding each of these operations follows.

        The retail furniture businesses are the Nebraska Furniture Mart ("NFM"), R.C. Willey Home Furnishings ("R.C. Willey"), Star Furniture Company ("Star"), and Jordan's Furniture, Inc. ("Jordan's"). NFM is 80% owned by Berkshire, whereas R.C. Willey, Star and Jordan's are 100% owned by Berkshire. Berkshire has owned its interest in NFM since 1983, acquired R.C. Willey in 1995, Star in 1997 and Jordan's was acquired in 1999.

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

        NFM operates its business from a very large - approximately 525,000 square feet - retail complex and sizable warehouse and administrative facilities in Omaha, Nebraska. In 2001, construction began on a new warehouse in Omaha. The project will be completed in phases during 2002 and 2003. NFM's customers are drawn from a radius around Omaha of approximately 300 miles and it is the largest furniture retailer in the area. In 2000, NFM acquired Homemakers Furniture located in Des Moines, Iowa. Homemakers has two facilities that include approximately 235,000 square feet of retail space. NFM began the development of a new store near Kansas City, Missouri in 2001. The store will anchor a new retail and entertainment district and is expected to open in 2003.

        R.C. Willey, founded in 1932 and based in Salt Lake City, is the dominant home furnishings retailer in Utah. R.C. Willey operates eight full retail stores, a distribution center and three clearance facilities. These facilities -- which include more than 928,000 square feet of retail space -- are strategically located throughout northern Utah, Meridian, Idaho, and Henderson, Nevada. R.C. Willey serves customers in four Western states. The Idaho store opened in August 1999 and the Nevada store opened in September 2001.

        Star's retail, office and warehouse facilities, include about 540,000 square feet of retail space in nine locations. Six retail locations are in Houston, Texas where Star is a major furniture retailer in that market. Jordan's operates a furniture retail business from three locations, which total approximately 300,000 square feet of retail space, in Massachusetts and one in New Hampshire. Jordan's is believed to be the largest furniture retailer, as measured by sales, in the Massachusetts and New Hampshire areas. Jordan's is well known in its markets for its unique store arrangements and advertising campaigns.

        Since 1989, Berkshire has owned an interest (currently 88%) in Borsheim's Jewelry Company ("Borsheim's"). From its single store located in Omaha, Nebraska, Borsheim's is a high volume retailer of fine jewelry, watches, crystal, china, stemware, flatware, gifts and collectibles. In 1995, Berkshire acquired Helzberg's Diamond Shops, Inc. ("Helzberg's"). Helzberg's, based in North Kansas City, Missouri, operates a chain of 234 retail jewelry stores in 34 states. Most of Helzberg's stores are located in malls or power strip centers, and operate under the name Helzberg Diamonds. In 2000, Berkshire acquired The Ben Bridge Corporation ("Ben Bridge Jeweler"). Ben Bridge Jeweler, based in Seattle, Washington, operates a chain of 66 upscale retail jewelry stores in 11 states, primarily in the Western United States, and including Hawaii and Alaska. Ben Bridge Jeweler stores are located primarily in major shopping malls.

        SCOTT FETZER COMPANIES -- The Scott Fetzer Companies are a diversified group of 21 businesses that manufacture and distribute a wide variety of products for residential, industrial and institutional use. The two most significant of these businesses are Kirby home cleaning systems and Campbell Hausfeld.

        Kirby's home cleaning systems are sold to approximately 740 independent authorized factory distributors in the United States and foreign countries. Sales are made through in-the-home demonstrations by independent salespeople. The distributors independently establish the prices at which they offer Kirby products. Kirby and its distributors believe they offer a premium product, and it is believed that prices are generally higher than most of its major competitors. Additionally, a wholly-owned subsidiary purchases consumer finance contracts from about 640 Kirby authorized factory distributors in the United States.

        Campbell Hausfeld manufactures a variety of products including air compressors, air tools, painting systems, pressure washers and welders, which are marketed primarily to retailers and industrial products distributors. Scott Fetzer management believes that Campbell Hausfeld offers products that are a superior value to the consumer in comparison to its competitors.

ITEM 1.  BUSINESS

        SHAW INDUSTRIES -- Berkshire acquired Shaw Industries, Inc. ("Shaw") on January 8, 2001. Shaw, headquartered in Dalton, Georgia, is the world's largest carpet manufacturer based on both revenue and volume of production. Shaw designs and manufactures approximately 1,800 styles of tufted and woven carpet for residential and commercial use under about 20 brand and trade names and under certain private labels. Shaw's manufacturing operations are fully integrated from the processing of yarns through the finishing of carpet. Shaw's carpet is sold in a broad range of prices, patterns, colors and textures.

        Shaw sells its wholesale products to over 53,000 retailers, distributors and commercial users throughout the United States, Canada and Mexico; through its own residential and commercial contract distribution channels to various residential and commercial end-users in the United States; and to a lesser degree, exports to additional overseas markets. Shaw also provides installation services and sells laminate flooring, ceramic tile and hardwood flooring.

        Substantially all carpet manufactured by Shaw is tufted carpet made from nylon, polypropylene, polyester and wool. In the tufting process, yarn is inserted by multiple needles into a synthetic backing, forming loops which may be cut or left uncut, depending on the desired texture or construction. During 2001, Shaw processed approximately 97% of its requirements for carpet yarn in its own yarn processing facilities.

        Shaw's wholesale products are marketed domestically by approximately 1,400 salaried and commissioned sales personnel directly to retailers and distributors and to large national accounts. Shaw's eight regional warehouse facilities and 16 redistribution centers, along with centralized management information systems, enable it to provide prompt delivery of its products to both its retail customers and wholesale distributors.

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

        INTERNATIONAL DAIRY QUEEN services a system of over 6,000 stores operating under the names Dairy Queen, Orange Julius and Karmelkorn that offer various dairy desserts, beverages, prepared foods, blended fruit drinks, popcorn and other snack foods.

        Berkshire owns several shoe businesses including H.H. BROWN SHOE COMPANY, LOWELL SHOE COMPANY, DEXTER SHOE COMPANY, and JUSTIN BRANDS. Collectively, these businesses purchase or manufacture and distribute work shoes, western-style boots, men's and women's athletic footwear as well as other functional footwear products under a number of brand names.

        CORT BUSINESS SERVICES CORPORATION was acquired in 2000 by an 80.1% owned subsidiary of Berkshire and is the leading national provider of rental furniture, accessories and related services in the growing and fragmented "rent-to-rent" segment of the furniture rental industry.

        In March 2000, Berkshire acquired securities possessing 9.7% of the voting interest and 76% of the economic interest on a fully-diluted basis in MIDAMERICAN ENERGY HOLDINGS COMPANY ("MidAmerican"). Subsequent to year end 2001, Berkshire acquired additional securities in MidAmerican which increased its economic interest to approximately 80% on a fully-diluted basis. Additional information concerning this investment and MidAmerican's business activities is provided in Note 3 to the Registrant's Consolidated Financial Statements.

ITEM 1.  BUSINESS

         MidAmerican is a global energy company that generates, distributes and supplies energy to utilities, government entities, retail customers and other customers located throughout the world. MidAmerican's businesses include MidAmerican Energy Company ("MidAmerican Energy"), a regulated public utility principally engaged in the business of generating, transmitting, distributing and selling electric energy and in distributing, selling and transporting natural gas at the retail level in Iowa, Illinois, South Dakota and Nebraska. In addition to retail sales, MidAmerican Energy delivers electric energy to other utilities, marketers and municipalities, who distribute it to end-use customers.

         Through its various subsidiaries, MidAmerican also distributes electricity and engages in other auxiliary businesses in the United Kingdom, operates geothermal power plants in the Philippines islands, and has interests in other power generating facilities in the United States. MidAmerican also owns a large residential real estate brokerage firm that operates in various states in the Midwest, Southwest and Southeast United States.

        Berkshire Hathaway Inc., its subsidiaries and affiliates, employed approximately 110,000 persons on a full-time equivalent basis at December 31, 2001.

PENDING BUSINESS ACQUISITIONS

         During the second half of 2001, Berkshire initiated two additional business acquisitions that had not closed as of December 31, 2001. Information concerning these transactions is provided below.

         Effective February 8, 2002, Berkshire acquired for cash all of the outstanding shares of ALBECCA INC. ("Albecca"). Albecca is headquartered in Norcross, Georgia, and primarily does business under the Larson-Juhl name. Albecca designs, manufactures and distributes a complete line of high quality, branded custom framing products, including wood and metal moulding, matboard, foamboard, glass, equipment and other framing supplies.

         On November 1, 2001, Berkshire announced that it had entered into an agreement with FRUIT OF THE LOOM, LTD. and Fruit of the Loom, Inc. (together the "FOL entities") to acquire the FOL entities' basic apparel business. The FOL entities are currently operating as debtors-in-possession pursuant to its Chapter 11 bankruptcy filing currently pending before the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On January 2, 2002, the Bankruptcy Court issued an order determining Berkshire as the successful bidder for the FOL entities' basic apparel business. If the FOL reorganization plan is confirmed (such confirmation is currently scheduled for April 19, 2002), the closing will occur in the second quarter of 2002.

         The FOL basic apparel business is a leading vertically integrated basic apparel company selling products principally under the Fruit of the Loom and BVD brand names. It is the market leader in men's and boys' underwear, and is one of the largest producers of activewear for the screenprint T-shirt and fleece market, women's and girls' underwear, casualwear, and childrenswear. As a vertically integrated manufacturer, the FOL basic apparel business performs most of its own yarn spinning, knitting, cloth finishing, and cutting operations. For the North American market, capital-intensive spinning, knitting and cutting operations are located in highly automated facilities in the United States, while labor-intensive sewing and finishing operations are performed by affiliated companies and are located in lower labor cost facilities in Central America, Mexico and the Caribbean. For the European market, capital-intensive manufacturing operations are done in Ireland and Northern Ireland; sewing is principally performed in Morocco. Products are sold primarily in North America through major discount chains and mass merchandisers. Competition in the underwear and activewear markets is generally based upon quality, price and delivery.

ADDITIONAL INFORMATION WITH RESPECT TO BERKSHIRE'S BUSINESSES

        The amounts of revenue, operating profit and identifiable assets attributable to the aforementioned business segments are included in Note 19 to Registrant's Consolidated Financial Statements contained in Item 8, Financial Statements and Supplementary Data. Additional information regarding Registrant's investments in fixed maturity and marketable equity securities is included in Notes 4 and 5 to Registrant's Consolidated Financial Statements.

ITEM 2.  PROPERTIES

        The physical properties used by the Registrant and its significant business segments are summarized below:

                                                                                       Approx.
                                                                              Owned/   Square
Business                  Location                       Type of Property     Leased   Footage
--------                  --------                       ----------------     ------   -------
Berkshire                 Omaha, NE                      Corporate Offices    Leased        5,000

GEICO                     Chevy Chase, MD, New York,     Offices               Owned    2,800,000
                           Georgia, Texas, California,
                           Florida & Virginia

                          Various locations throughout   Offices and          Leased      250,000
                           the U.S.                      drive-in
                                                         claims facilities


General Re                Cologne, Germany and           Offices               Owned      148,000
                           various non-U.S. locations
                          Stamford, CT, various U.S.     Offices              Leased    1,474,000
                           and non-U.S. locations

Berkshire Hathaway        Stamford, CT and 9 other       Offices              Leased       75,000
Reinsurance Group          locations in the U.S. and
                           U.K.

Berkshire Hathaway        Omaha, NE                      Offices               Owned       81,000
Primary Insurance Group   Omaha, NE & Wayne, PA and 12   Offices              Leased      185,000
                           other locations throughout
                           the U.S. & U.K.

Building products         250 locations in 29 U.S.       Mfg. plants/Offices   Owned   16,888,000
                           states, Canada, Mexico,       Mfg. plants/Offices  Leased    1,242,000
                           Europe, Asia & Africa         Warehouses            Owned    3,648,000
                                                         Warehouses           Leased    1,270,000

                          97 locations in 13 U.S.        Retail Stores        Leased      526,000
                          states

Finance and financial     16 locations in 10 U.S.        Offices              Leased      189,000
 products                  states, the
                           U.K. and Mexico
                          84 locations throughout the    Equipment             Owned    411 acres
                           U.S., Canada & Mexico          storage lots        Leased    293 acres

Flight services           90 locations in 27 U.S.        Offices/Training      Owned    1,958,000
                           states, Canada, France,        Facilities/Hangars   Leased     611,000
                           Monaco, Switzerland, Portugal
                           and the U.K.

                          Oklahoma and Missouri          Mfg. plant            Owned      153,000
                                                         Mfg. plant           Leased      135,000

Retail businesses
    Furniture             Omaha, NE, Salt Lake City,     Retail Stores         Owned    1,919,000
                           UT, Houston, TX, Avon, MA     Retail Stores        Leased      617,000
                           & 4 other U.S. states         Offices/Warehouses    Owned    2,239,000
                           (28 stores)                   Offices/Warehouses   Leased      892,000
                          Iowa                           Mfg. plant            Owned      260,000

    Jewelry               Omaha, NE, Kansas City, MO,    Retail Stores        Leased      710,000
                           Seattle, WA and 33 other      Offices               Owned       99,000
                           U.S. states (301 stores)

Scott Fetzer Companies    Cleveland, OH, & other         Mfg. plants/          Owned    2,316,000
                           locations in 13 U.S. states    Warehouses/
                           (45 locations)                 Offices

                                                         Warehouses/Offices   Leased      805,000
                          Canada, England, Taiwan &      Warehouses/Offices   Leased       96,000
                           Mexico



                                                                                        Approx.
                                                                              Owned/     Square
Business                  Location                       Type of Property     Leased    Footage
--------                  --------                       ----------------     ------    -------
Shaw Industries           143 locations in 28 U.S.       Mfg. plants/Offices   Owned   15,489,000
                          states                         Mfg. plants/Offices  Leased    1,705,000
                                                         Warehouses            Owned    6,105,000
                                                         Warehouses           Leased    2,684,000

All other businesses      Various locations primarily    Mfg. plants/Offices/  Owned    3,957,000
                           in the U.S.                    Warehouses
                                                         Mfg. plants/Offices/ Leased    4,343,000
                                                          Warehouses
                          Approximately 387 locations    Restaurants/Stores    Owned      390,000
                           primarily in the U.S.         Restaurants/Stores   Leased      934,000

ITEM 3. LEGAL PROCEEDINGS

     Litigation pending against the Company and its subsidiaries is not considered material or is ordinary routine litigation incidental to the business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

EXECUTIVE OFFICERS OF THE REGISTRANT

     Following is a list of the Registrant's executive officers:

Name                           Age          Position with Registrant               Since
----                           ---          ------------------------               -----
Warren E. Buffett               71          Chairman of the Board                  1970
Marc D. Hamburg                 52          Vice President                         1992
Charles T. Munger               78          Vice Chairman of the Board             1978


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

                                     Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

MARKET INFORMATION

     Berkshire's Class A and Class B Common Stock are listed for trading on the New York Stock Exchange, trading symbol: BRK.A and BRK.B. The following table sets forth the high and low sales prices per share, as reported on the New York Stock Exchange Composite List during the periods indicated:

                                      2001                              2000
                                      ----                              ----
                            Class A          Class B          Class A          Class B
                            -------          -------          -------          -------
                         High      Low     High    Low     High      Low     High    Low
                         ----      ---     ----    ---     ----      ---     ----    ---
First Quarter........   $74,600  $63,000  $2,475  $2,085  $58,000  $40,800  $1,888  $1,351
Second Quarter.......    69,800   62,800   2,330   2,075   60,800   51,800   1,975   1,660
Third Quarter........    70,900   59,000   2,367   1,977   64,400   51,600   2,086   1,706
Fourth Quarter.......    75,600   66,600   2,525   2,210   71,300   53,500   2,375   1,761


SHAREHOLDERS

     Berkshire had approximately 8,500 record holders of its Class A Common Stock and 14,000 record holders of its Class B Common Stock at March 6, 2002. Record owners included nominees holding at least 400,000 shares of Class A Common Stock and 5,500,000 shares of Class B Common Stock on behalf of beneficial-but-not-of-record owners.

DIVIDENDS

      Berkshire has not declared a cash dividend since 1967.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA FOR THE PAST FIVE YEARS

(dollars in millions, except per share data)

                                                         2001            2000       1999        1998         1997
                                                      ---------       ---------   ---------   ---------   ---------
REVENUES:
     Insurance premiums earned ....................   $  17,905       $  19,343   $  14,306   $   5,481   $   4,761
     Sales and service revenues ...................      14,902           7,361       5,918       4,675       3,615
     Interest, dividend and other investment income       2,930           2,791       2,314       1,049         916
     Income from finance and financial products
        businesses ................................         568             556         125         212          32
     Realized investment gain (1) .................       1,363           3,955       1,365       2,415       1,106
                                                      ---------       ---------   ---------   ---------   ---------
     Total revenues ...............................   $  37,668       $  34,006   $  24,028   $  13,832   $  10,430
                                                      =========       =========   =========   =========   =========


EARNINGS:
     Before realized investment gain ..............   $     (47)(4)   $     936   $     671   $   1,277   $   1,197
     Realized investment gain (1) .................         842           2,392         886       1,553         704
                                                      ---------       ---------   ---------   ---------   ---------
     Net earnings .................................   $     795       $   3,328   $   1,557   $   2,830   $   1,901
                                                      =========       =========   =========   =========   =========


EARNINGS PER SHARE:
     Before realized investment gain ..............   $     (30)(4)   $     614   $     442   $   1,021   $     971
     Realized investment gain (1) .................         551           1,571         583       1,241         571
                                                      ---------       ---------   ---------   ---------   ---------
     Net earnings .................................   $     521       $   2,185   $   1,025   $   2,262   $   1,542
                                                      =========       =========   =========   =========   =========


YEAR-END DATA (2):
     Total assets .................................   $ 162,752       $ 135,792   $ 131,416   $ 122,237   $  56,111
     Borrowings under investment agreements
        and other debt (3) ........................       3,485           2,663       2,465       2,385       2,267
     Shareholders' equity .........................      57,950          61,724      57,761      57,403      31,455
     Class A equivalent common shares
        outstanding, in thousands .................       1,528           1,526       1,521       1,519       1,234
     Shareholders' equity per outstanding
        Class A equivalent share ..................   $  37,920       $  40,442   $  37,987   $  37,801   $  25,488
                                                      =========       =========   =========   =========   =========


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

(4) Includes pre-tax underwriting loss of $2.4 billion in connection with the September 11, 2001 terrorist attack. Such loss reduced net earnings by approximately $1.5 billion and earnings per share by $982.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        Net earnings for each of the past three years are disaggregated in the table that follows. Amounts are after deducting minority interests and taxes.

                                                                    -- (dollars in millions)--
                                                                    2001      2000       1999
                                                                  -------    -------    -------
Insurance -- underwriting .....................................   $(2,662)   $(1,041)   $  (897)
Insurance -- investment income ................................     1,968      1,946      1,769
Non-insurance businesses ......................................     1,305        891        513
Interest expense ..............................................       (60)       (61)       (70)
Goodwill amortization and other purchase-accounting adjustments      (603)      (818)      (648)
Other .........................................................         5         19          4
                                                                  -------    -------    -------
          Earnings before realized investment gain ............       (47)       936        671
Realized investment gain ......................................       842      2,392        886
                                                                  -------    -------    -------
          Net earnings ........................................   $   795    $ 3,328    $ 1,557
                                                                  =======    =======    =======

        The business segment data (Note 19 to Consolidated Financial Statements) should be read in conjunction with this discussion.

        INSURANCE -- UNDERWRITING

        A summary follows of underwriting results from Berkshire's insurance businesses for the past three years.

                                                                               -- (dollars in millions)--
                                                                               2001      2000       1999
                                                                             -------    -------    -------
Underwriting gain (loss) attributable to:
     GEICO ...............................................................   $   221    $  (224)   $    24
     General Re ..........................................................    (3,671)    (1,254)    (1,184)
     Berkshire Hathaway Reinsurance Group ................................      (647)      (162)      (251)
     Berkshire Hathaway Primary Insurance Group ..........................        30         25         17
                                                                             -------    -------    -------
Underwriting loss-- pre-tax ..............................................    (4,067)    (1,615)    (1,394)
Income taxes and minority interest .......................................    (1,405)      (574)      (497)
                                                                             -------    -------    -------
          Net underwriting loss ..........................................   $(2,662)   $(1,041)   $  (897)
                                                                             =======    =======    =======

        Berkshire engages in both primary insurance and reinsurance of property and casualty risks. Through General Re, Berkshire also reinsures life and health risks. In primary insurance activities, Berkshire subsidiaries assume defined portions of the risks of loss from persons or organizations that are directly subject to the risks. In reinsurance activities, Berkshire subsidiaries assume defined portions of similar or dissimilar risks that other insurers or reinsurers have subjected themselves to in their own insuring activities. Berkshire's principal insurance businesses are: (1) GEICO, the sixth largest auto insurer in the United States, (2) General Re, one of the four largest reinsurers in the world, (3) Berkshire Hathaway Reinsurance Group ("BHRG") and
(4) Berkshire Hathaway Primary Insurance Group. Berkshire's management views insurance businesses as possessing two distinctive operations -- underwriting and investment. Accordingly, Berkshire evaluates performance of underwriting operations without any allocation of investment income.

        Berkshire's reinsurance businesses recorded significant underwriting losses as a result of the September 11, 2001 terrorist attack. In the aggregate, Berkshire's reinsurance businesses recorded pre-tax underwriting losses of about $2.4 billion related to the terrorist attack. The losses recorded are based upon estimates and, therefore, are subject to considerable estimation error. Over time, claims will be paid and additional information will be revealed that will result in re-estimation of the ultimate amount of losses incurred. Changes in reserve estimates are included in earnings as a component of losses and loss expenses incurred in the period of the change. Additional information related to these losses is included in the discussion that follows.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INSURANCE-- UNDERWRITING (Continued)

        A significant marketing strategy followed by all these businesses is the maintenance of extraordinary capital strength. Statutory surplus as regards policyholders of Berkshire's insurance businesses totaled approximately $27.2 billion at December 31, 2001. This superior capital strength creates opportunities, especially with respect to reinsurance activities, to negotiate and enter into contracts of insurance specially designed to meet unique needs of sophisticated insurance and reinsurance buyers. Additional information regarding Berkshire's insurance and reinsurance operations follows.

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

        GEICO's underwriting results for the past three years are summarized below.

                                               -- (dollars in millions)--
                                           2001               2000               1999
                                           ----               ----               ----
                                     Amount      %     Amount       %     Amount      %
                                     -------   -----   -------    -----   -------   -----
Premiums written .................   $ 6,176           $ 5,778            $ 4,953
                                     =======           =======            =======
Premiums earned ..................   $ 6,060   100.0   $ 5,610    100.0   $ 4,757   100.0
                                     -------   -----   -------    -----   -------   -----
Losses and loss expenses .........     4,842    79.9     4,809     85.7     3,815    80.2
Underwriting expenses ............       997    16.5     1,025     18.3       918    19.3
                                     -------   -----   -------    -----   -------   -----
Total losses and expenses ........     5,839    96.4     5,834    104.0     4,733    99.5
                                     -------   =====   -------    =====   -------   =====
Underwriting gain (loss)-- pre-tax   $   221           $  (224)           $    24
                                     =======           =======            =======

        Premiums earned by GEICO in 2001 totaled $6,060 million, an 8.0% increase over 2000. Premiums earned in 2000 exceeded premiums earned in 1999 by 17.9%. The growth in premiums earned during 2001 reflects increased rates, partially offset by a slight reduction in policies-in-force. In response to the underwriting losses of 2000, GEICO implemented rate increases in many states and tightened underwriting resulting in the much improved underwriting results in 2001.

        Voluntary auto policies-in-force at December 31, 2001 declined 0.8% from December 31, 2000. In comparison, voluntary policies-in-force increased 8.5% during 2000 and 21.5% during 1999. During 2001, policies-in-force increased 1.6% in the preferred risk auto market and decreased 10.1% in the standard and nonstandard auto lines. Voluntary auto new business sales in 2001 decreased 30.2% from 2000 due to decreased advertising and a lower closure ratio.

        Losses and loss adjustment expenses incurred increased 0.7% to $4,842 million in 2001. The loss ratio for property and casualty insurance, which measures the portion of premiums earned that is paid or reserved for losses and related claims handling expenses, was 79.9% in 2001 compared to 85.7% in 2000. The lower ratio reflects the effect of premium rate increases and tightened underwriting standards. Additionally, the rate of increase in claim severity (the cost per claim) slowed in 2001 and the frequency of accidents decreased in many coverages compared to the prior year. The mild winter weather conditions during the fourth quarter of 2001 also contributed to the relatively low loss ratio. Catastrophe losses added slightly less than 1 point to the loss ratio in each of the past three years.

        GEICO's insurance subsidiaries are defendants in a number of class action lawsuits related to the use of replacement repair parts not produced by the original auto manufacturer, the calculation of "total loss" value and whether to pay diminished value as part of the settlement of certain claims. Management intends to vigorously defend GEICO's position on these claim settlement procedures. However, these lawsuits are in various stages of development and the ultimate outcome cannot be reasonably determined.

        Underwriting expenses incurred in 2001 decreased $28 million (2.7%) from 2000, following an increase of $107 million (11.7%) in 2000 over 1999. Advertising expense declined significantly in 2001 from 2000 following a large increase in 2000 over 1999. Although advertising expense declined in 2001, the unit cost of acquiring new business continued to increase in 2001 as fewer new policies were written in relation to quotes. Other underwriting expenses for 2001 also reflect lower profit sharing expense in 2001.

        Throughout 2001, GEICO focused on improving underwriting profitability, but did so at the expense of growth. Entering 2002, rates are believed to be adequate in nearly all states and GEICO is in a better position to grow as many competitors are expected to take rate increases.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        INSURANCE-- UNDERWRITING (Continued)

        General Re

        General Re conducts a global reinsurance business, which provides reinsurance coverage in the United States and 135 other countries around the world. General Re's principal reinsurance operations are: (1) North American property/casualty, (2) international property/casualty, and (3) global life/health. The international property/casualty operations are conducted primarily through Germany-based Cologne Re and its subsidiaries. At December 31, 2001, General Re had an 88% economic ownership interest in Cologne Re.

        General Re's consolidated underwriting results for the past three years are summarized below. Dollar amounts are in millions.


                                             2001         2000(1)        1999
                                            -------       -------       -------
                                            Amount        Amount        Amount
                                            -------       -------       -------
Premiums earned ......................      $ 8,353       $ 8,696       $ 6,905
                                            -------       -------       -------
Underwriting loss -- pre-tax .........      $(3,671)      $(1,254)      $(1,184)
                                            =======       =======       =======

----------
(1) During the fourth quarter of 2000, the international property/casualty and global life/health operations discontinued reporting their results on a one-quarter lag. Consequently, General Re's 2000 results include one additional quarter for these businesses. See Note 1(a) to the accompanying Consolidated Financial Statements for additional information.

        Since Berkshire's acquisition in 1998, General Re's overall underwriting results have been very poor. Over this period, increases in loss costs accelerated and outpaced pricing corrections. Losses from the September 11th terrorist attack severely impacted the results as General Re recorded aggregate net losses of approximately $1.9 billion related to the terrorist attack. During 2001, it was determined that reserve estimates established for claims arising in prior years with respect to the North American property/casualty business were insufficient. As a result, an $800 million underwriting loss was recorded.

        General Re's management has taken several underwriting actions relative to better aligning premium rates with coverage terms over the past two years. However, as evidenced by the 2001 results, additional actions will be required to achieve targeted break-even underwriting results. Information with respect to each of General Re's underwriting units is presented below. In the tables that follow, dollar amounts are in millions.

        General Re's North American property/casualty underwriting results for the past three years are summarized below.

                                                         -- (dollars in millions)--
                                            2001                     2000                   1999
                                            ----                     ----                   ----
                                    Amount          %        Amount          %      Amount          %
                                    -------       -----      -------       -----    -------       -----
Premiums written ...............    $ 4,172                  $ 3,517                $ 2,801
                                    =======                  =======                =======
Premiums earned ................    $ 3,968       100.0      $ 3,389       100.0    $ 2,837       100.0
                                    -------       -----      -------       -----    -------       -----
Losses and loss expenses .......      5,795       146.0        3,161        93.3      2,547        89.8
Underwriting expenses ..........      1,016        25.6          884        26.1        874        30.8
                                    -------       -----      -------       -----    -------       -----
Total losses and expenses ......      6,811       171.6        4,045       119.4      3,421       120.6
                                    -------       =====      -------       =====    -------       =====
Underwriting loss -- pre-tax ...    $(2,843)                 $  (656)               $  (584)
                                    =======                  =======                =======

        General Re's North American property/casualty operations underwrite predominantly excess reinsurance across multiple lines of business. Premiums earned in 2001 exceeded premiums earned in 2000 by $579 million or 17.1%. Earned premiums in 2000 increased over 1999 levels by $552 million or 19.5%. Much of the increase in premiums derived from rate increases and new business (net of the non-renewal of unprofitable business) in the facultative individual risk and casualty treaty markets. Earned premiums in 2001 include $400 million from one retroactive reinsurance contract and a large quota share agreement. An aggregate excess reinsurance contract generated earned premiums of $404 million in 2000 and $154 million in 1999. The North American property/casualty operations generated underwriting losses of $2,843 million in 2001, $656 million in 2000 and $584 million in 1999. The underwriting results in 2001 reflect an exceptionally large loss from the September 11th terrorist attack and charges from revisions to inadequate loss reserve estimates established for pre-2001 claims primarily driven by higher than expected levels of reported claims.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        INSURANCE-- UNDERWRITING (Continued)

        General Re (Continued)

        Underwriting results for 2001 include approximately $1.54 billion of net losses from the September 11th terrorist attack. While the potential impact of catastrophes and other large individual property losses is normally factored into reinsurance prices, past pricing did not consider the unprecedented magnitude of possible losses arising from the terrorist acts. The severity of the losses arising from the September 11th attack underscored that risks of this kind were not contemplated in premium rates. Lines of business that previously were expected to have little correlation were adversely affected in the same event to an unforeseen degree. Claims arising from other catastrophes and large individual property losses ($20 million or greater) in 2001, 2000 and 1999 periods were $87 million, $53 million and $202 million, respectively. In addition, during 2001 General Re recorded $46 million of estimated losses associated with Enron-related liability coverages.

        Results in 2001 also included $800 million of net underwriting losses arising from increases to loss reserve estimates for loss events occurring in 2000 and prior years. The reserve increases occurred in almost all casualty lines of business, including commercial umbrella, professional liability, medical malpractice, general liability, and workers compensation. Long-tail liabilities such as these, particularly reinsurance lines, are inherently difficult to estimate, and while management now believes that reserves are now approximately correct, there are no guarantees. In 2000, underwriting results for the traditional reinsurance operations also included underwriting losses from increases to prior years' reserves of about $92 million, arising primarily in the medical malpractice, commercial umbrella and casualty treaty reinsurance lines. In 1999, North American property/casualty results included a small gain from the reduction of prior years' loss reserve estimates.

        Underwriting results for 2000 also included a net underwriting loss of $239 million from a large excess reinsurance contract in-force during 1999 and 2000. The effect of this agreement on the 1999 net underwriting results was not significant due to a retrocession to the Berkshire Hathaway Reinsurance Group. Although, this contract produced a sizable underwriting loss, it is expected to provide more than commensurate investment benefits in future years due to the large amount of float generated.

        General Re's international property/casualty underwriting results for the past three years are summarized below.

                                                         -- (dollars in millions)--
                                            2001                    2000(1)                 2000(2)               1999
                                            ----                    ----                    ----                  ----
                                   Amount          %        Amount         %        Amount         %      Amount         %
                                   -------       -----      -------      -----      -------      -----    -------      -----
Premiums written .............     $ 2,553                  $ 3,036                 $ 2,505               $ 2,506        0
                                   =======                  =======                 =======               =======
Premiums earned ..............     $ 2,397       100.0      $ 3,046      100.0      $ 2,478      100.0    $ 2,343      100.0
                                   -------       -----      -------      -----      -------      -----    -------      -----
Losses and loss expenses .....       2,413       100.7        2,577       84.6        2,091       84.4      2,041       87.1
Underwriting expenses ........         730        30.4          987       32.4          803       32.4        775       33.1
                                   -------       -----      -------      -----      -------      -----    -------      -----
Total losses and expenses ....       3,143       131.1        3,564      117.0        2,894      116.8      2,816      120.2
                                   -------       =====      -------      =====      -------      =====    -------      =====
Underwriting loss -- pre-tax .     $  (746)                 $  (518)                $  (416)              $  (473)
                                   =======                  =======                 =======               =======

----------
(1) Column includes 15 months of data due to elimination of one-quarter lag reporting in 2000.

(2) Column includes 12 months reported on a one-quarter lag and is shown for comparability with 1999.

        The international property/casualty operations write quota-share and excess reinsurance on risks around the world. In recent years, the largest international markets have been in Germany and Western Europe. As previously noted, the international property/casualty operations discontinued reporting their results on a one-quarter lag during the fourth quarter of 2000. Results for the 2000 period contain fifteen months, or one additional quarter of information (fourth quarter of 1999 plus four quarters of 2000). The preceding table shows underwriting results for both the twelve month and fifteen month periods. The comparative analysis that follows excludes the additional quarter.

        Earned premiums in 2001 decreased from 2000 amounts by 3.3%, whereas 2000 earned premiums exceeded 1999 levels by 5.8%. Adjusting for the effects of overall declining foreign exchange rates, earned premiums in local currencies increased 3.9% during 2001, 16.7% during 2000 and 12.0% during 1999. Growth in 2001 premiums was primarily due to increased premiums in Lloyd's Syndicate 435 and in the U.K. casualty treaty business, partially offset by decreased premiums in Latin America and at Cologne Re. The decrease at Cologne Re relates primarily to the non-renewal of unprofitable treaty business. Earned premium growth in 2000 was principally attributable to premiums to reinstate coverage as a result of the 1999 European winter storm losses as well as increases in Lloyd's Syndicate 435.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        INSURANCE-- UNDERWRITING (Continued)

        General Re (Continued)

        Underwriting results for General Re's international property/casualty businesses have been unsatisfactory. Included in 2001 underwriting results were $500 million of gross and $313 million of net losses related to the September 11th terrorist attack. Other international property/casualty net underwriting losses were $433 million in 2001, including a loss of $143 million from an explosion at a steel plant in the United Kingdom. Catastrophe and other large individual property losses for 2000 and 1999 were $80 million and $112 million, respectively. Underwriting losses in 1999 also included approximately $100 million related to credit coverages for the motion picture business. Due to the large amount of property business written in the international property/casualty operations, periodic underwriting results will be volatile.

        General Re conducts reinsurance business in Argentina through a wholly-owned subsidiary. Currently, Argentina is in the midst of an economic and political crisis. Since the beginning of 2002, the Argentine government has significantly devalued the peso relative to the U.S. dollar. It is still uncertain what effect this and other actions that may be taken will have on the international property/casualty business.

        General Re's global life/health underwriting results for the past three years are summarized below.

                                                           -- (dollars in millions)--
                                        2001                 2000(1)             2000(2)                1999
                                        ----                 ----                ----                   ----
                                 Amount       %       Amount        %      Amount       %       Amount         %
                                -------     -----     -------     -----    ------     -----     -------      -----
Premiums written .............  $ 2,005               $ 2,263              $1,781               $ 1,736
                                =======               =======              ======               =======
Premiums earned ..............  $ 1,988     100.0     $ 2,261     100.0    $1,773     100.0     $ 1,725      100.0
                                -------     -----     -------     -----    ------     -----     -------      -----
Losses and loss expenses .....    1,625      81.7       1,869      82.6     1,473      83.1       1,434       83.2
Underwriting expenses ........      445      22.4         472      20.9       384      21.6         418       24.2
                                -------     -----     -------     -----    ------     -----     -------      -----
Total losses and expenses ....    2,070     104.1       2,341     103.5     1,857     104.7       1,852      107.4
                                -------     =====     -------     =====    ------     =====     -------      =====
Underwriting loss -- pre-tax .  $   (82)              $   (80)             $  (84)              $  (127)
                                =======               =======              ======               =======

----------
(1) Column includes 15 months of data due to elimination of one-quarter lag reporting in 2000.

(2) Column includes 12 months reported on a one-quarter lag and is shown for comparability with 1999.

        General Re's global life/health affiliates reinsure such risks worldwide. Global life/health operations previously reported their results on a one-quarter lag. As previously noted, the global life/health operations discontinued reporting results on a one-quarter lag during the fourth quarter of 2000. Reported results for 2000 contain fifteen months. The table above shows underwriting results for both the twelve-month and fifteen-month periods. The analysis that follows excludes this additional quarter.

        In 2001, earned premiums in the U.S. life/health business increased $194 million (20%) to $1,147 million. In 2000, U.S. life/health premiums exceeded amounts earned in 1999 by $28 million (3.0%). The increase in 2001 was primarily related to increases in the U.S. life business and the acquisition of two Medicare supplement (health) blocks of business. In 2001, premiums from international life/health business increased $21 million (3%) to $841 million. In 2000, international life/health premiums exceeded 1999 by $20 million (3.0%). Adjusting for the effect of foreign exchange, international life/health earned premiums increased 10.4% in 2001 and 14.8% in 2000. The increases in 2001 occurred primarily in the Western Europe and Asia life markets.

        Underwriting losses in the U.S. life/health operations were $87 million in 2001, compared with losses of $23 million in 2000 and $117 million in 1999. The U.S. life/health underwriting results for 2001 include $15 million of net losses related to the September 11th terrorist attack. Results for the U.S. life/health reinsurance operations include $46 million of reserve increases related primarily to special risk business, which was discontinued in 1999. Partially offsetting the aforementioned losses were the effects of improved mortality in the U.S. individual life business, favorable claim development and rate increases in the U.S. individual health business.

        International life/health operations generated an underwriting gain of $5 million in 2001 compared to losses of $61 million in 2000 and $10 million in 1999. In 2001, improved results were achieved in both the life and health businesses, which each reported a small underwriting profit in 2001. The losses in 2000 primarily related to personal accident and pension lines of business.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        INSURANCE-- UNDERWRITING (Continued)

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

        Underwriting results for the past three years are summarized in the following table.

                                             -- (dollars in millions)--
                                       2001              2000              1999
                                       ----              ----              ----
                                 Amount     %     Amount      %     Amount      %
                                -------   -----   -------   -----   -------   -----
Premiums written .............  $ 3,254           $ 4,732           $ 2,418
                                =======           =======           =======
Premiums earned ..............  $ 2,991   100.0   $ 4,712   100.0   $ 2,387   100.0
                                -------   -----   -------   -----   -------   -----
Losses and loss expenses .....    3,443   115.1     4,759   101.0     2,572   107.8
Underwriting expenses ........      195     6.5       115     2.4        66     2.7
                                -------   -----   -------   -----   -------   -----
Total losses and expenses ....    3,638   121.6     4,874   103.4     2,638   110.5
                                -------   =====   -------   =====   -------   =====
Underwriting loss -- pre-tax .  $  (647)          $  (162)          $  (251)
                                =======           =======           =======

        Premiums earned by BHRG were $2,991 million in 2001, $4,712 million in 2000 and $2,387 million in 1999. Premiums earned from retroactive coverages were $1,993 million in 2001, $3,944 million in 2000 and $1,507 million in 1999.
Premiums earned from catastrophe and non-retroactive reinsurance business totaled $998 million in 2001, $768 million in 2000 and $880 million in 1999. Of these amounts, catastrophe reinsurance policies contributed $511 million in 2001 and $314 million in both 2000 and 1999. In 2001, premiums earned from these businesses include BHRG's participation in Lloyd's Syndicate 1861. Otherwise, the non-catastrophe premiums earned in each year derive from a few sizable quota-share and excess contracts.

        BHRG's underwriting losses in 2001 were $647 million, compared to losses of $162 million in 2000 and $251 million in 1999. Underwriting losses from retroactive reinsurance contracts totaled $371 million in 2001, $191 million in 2000 and $ 97 million in 1999. Retroactive reinsurance contracts indemnify ceding companies for losses arising under insurance or reinsurance contracts written in the past, usually many years ago. Consequently, these contracts are often expected to provide indemnification of environmental and other latent injury claims. While contract terms vary, losses under the contracts are subject to a very large aggregate dollar limit, occasionally exceeding $1 billion under a single contract.

        Generally, it is also anticipated, although not assured, that claims under retroactive contracts will be paid over long time periods. As a result, premiums are, in part, discounted for time value. However, when written, these contracts do not produce an underwriting loss for financial reporting purposes because the excess of the estimated ultimate claims payable over the premiums earned is established as a deferred charge. The deferred charge is subsequently amortized over the expected claim settlement periods and is included as a component of losses incurred. When written, retroactive reinsurance contracts are expected to generate significant underwriting losses over time due to the amortization of these deferred charges. Nevertheless, this business is accepted due to the exceptionally large amounts of float generated. Unamortized deferred charges under BHRG contracts were $3.1 billion as of December 31, 2001 compared to $2.6 billion at December 31, 2000. It is currently expected that losses incurred in 2002 will include about $400 million of deferred charge amortization.

        The catastrophe and other non-retroactive reinsurance businesses generated an underwriting loss of $276 million in 2001, an underwriting gain of $29 million in 2000 and an underwriting loss of $154 million in 1999. The underwriting loss for 2001 includes a net loss of approximately $530 million from the terrorist attack on September 11th. Partially offsetting this loss were profits from the remainder of the catastrophe reinsurance business and loss reserve reductions on contracts written in prior years. In 2000 and 1999, the catastrophe reinsurance business generated underwriting gains of $183 million and $196 million, respectively, reflecting relatively minor amounts of catastrophe losses. The timing and magnitude of catastrophe losses can produce considerable volatility in periodic underwriting results.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        INSURANCE-- UNDERWRITING (Continued)

        Berkshire Hathaway Reinsurance Group (Continued)

        In 2000 and 1999, underwriting losses included $186 million and $220 million, respectively, from an aggregate excess contract covering losses occurring in those years. In 1999, BHRG recorded an additional underwriting loss of $126 million from business assumed from General Re related to a similar arrangement written by General Re in that year. Similar to retroactive reinsurance contracts, premiums under these contracts are in part, discounted for time value as losses are often expected to be paid over lengthy periods. Unlike retroactive contracts, no deferred charges are recorded and thus underwriting losses result as premiums are earned. However, similar to the retroactive contracts, this business was accepted because of the large amounts of float generated.

        Berkshire Hathaway Primary Insurance Group

        Berkshire's other primary insurance businesses consist of a wide variety of smaller insurance businesses that principally write liability coverages for commercial accounts. These businesses include: National Indemnity Company's primary group operation ("NICO Primary Group"), a writer of motor vehicle and general liability coverages; United States Investment Corporation ("USIC"), acquired by Berkshire in August 2000 and whose subsidiaries underwrite specialty insurance coverages; a group of companies referred to internally as "Homestate" operations, providers of standard multi-line insurance, and Central States Indemnity Company, a provider of credit and disability insurance to individuals nationwide through financial institutions.

        Collectively, Berkshire's other primary insurance businesses produced earned premiums of $501 million in 2001, $325 million in 2000 and $257 million in 1999. The increases in premiums earned during the past two years was largely attributed to the inclusion of USIC's business beginning in August 2000. During 2001, increased premiums were also earned by the NICO Primary Group and Homestate businesses. Net underwriting gains of Berkshire's other primary insurance businesses totaled $30 million in 2001, $25 million in 2000 and $17 million in 1999. The improvement in year-to-year comparative underwriting results was due in large part to USIC.

        INSURANCE -- INVESTMENT INCOME

        Following is a summary of the net investment income of insurance operations for the past three years.

                                                       -- (dollars in millions)--
                                                         2001     2000     1999
                                                        ------   ------   ------
Investment income before taxes ......................   $2,824   $2,773   $2,489
Applicable income taxes and minority interest .......      856      827      720
                                                        ------   ------   ------
Investment income after taxes and minority interest .   $1,968   $1,946   $1,769
                                                        ======   ======   ======

        Investment income from insurance operations in 2001 increased $51 million (1.8%) over 2000. Investment income in 2000 exceeded amounts earned in 1999 by $284 million (11.4%). As discussed in Note 1(a) to the Consolidated Financial Statements, results for 2000 include five quarters with respect to General Re's international reinsurance operations. Pre-tax investment income in 2000 includes $103 million related to that extra quarter. Invested assets decreased during 2001 by $4 billion to $72 billion at December 31. The decrease in invested assets was primarily attributed to a $6 billion decline in the market values of Berkshire's major equity investments and $4 billion in dividends paid to Berkshire during the year. Partially offsetting these declines was an increase in investments from an increase in float generated by insurance operations. Float represents an estimate of the amount of funds ultimately payable to policyholders that is available for investment.

        The total float at December 31, 2001 was approximately $35.5 billion compared to about $27.9 billion at December 31, 2000. Although the increase in float during 2001 was significant, its cost, represented by the pre-tax underwriting loss over the average float, was also significant. Due to the magnitude of underwriting losses in 2001, the cost of float was about 12.8%. In 2000, the cost of float was approximately 6.0%. Pre-tax investment income in 2001 was also adversely affected by declining interest rates, particularly for short to medium term investments.

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           NON-INSURANCE BUSINESSES

            A summary follows of results from Berkshire's non-insurance businesses for the past three years.

                                                -- (dollars in millions)--
                                            2001           2000           1999
                                            ----           ----           ----
                                      Amount    %    Amount    %    Amount    %
                                     -------   ---   ------   ---   ------   ---
Revenues ........................... $15,604   100   $7,994   100   $6,035   100
Cost and expenses ..................  13,498    87    6,594    83    5,205    86
                                     -------   ---   ------   ---   ------   ---
Operating profit ...................   2,106    13    1,400    17      830    14
Income taxes and minority interest .     801     5      509     6      317     5
                                     -------   ---   ------   ---   ------   ---
Contribution to net earnings ....... $ 1,305     8   $  891    11   $  513     9
                                     =======   ===   ======   ===   ======   ===

        A comparison of revenues and operating profits between 2001, 2000 and 1999 for the non-insurance businesses follows.

                                                 -- (dollars in millions)--
                                            Revenues                 Operating Profits
                                            --------                 -----------------
Non-Insurance Businesses            2001      2000      1999      2001      2000     1999
                                  -------    ------    ------    ------    ------    ----
Building products ..............  $ 3,269    $  178        --    $  461    $   34      --
Finance and financial products .      519       530    $  117       519       530    $117
Flight services ................    2,563     2,279     1,856       186       213     225
Retail .........................    1,998     1,864     1,402       175       175     130
Scott Fetzer Companies .........      914       963     1,021       129       122     147
Shaw Industries ................    4,012        --        --       292        --      --
Other businesses ...............    2,329     2,180     1,639       344       326     211
                                  -------    ------    ------    ------    ------    ----
                                  $15,604    $7,994    $6,035    $2,106    $1,400    $830
                                  =======    ======    ======    ======    ======    ====

        2001 compared to 2000

        Berkshire's numerous non-insurance businesses grew significantly through the acquisition of several businesses in 2000 and 2001. As a result, in 2001 there are two new significant non-insurance business segments. One new segment is Shaw Industries ("Shaw"), in which Berkshire acquired an approximately 87.3% interest on January 8, 2001. (Subsequent to December 31, 2001, Berkshire acquired the remaining interest in Shaw.) In addition, the building products segment consists of four recently acquired businesses (MiTek Inc., acquired July 31, 2001, Johns Manville, acquired February 27, 2001, Benjamin Moore, acquired in December 2000 and Acme Building Brands, acquired in August 2000). Also, Berkshire's finance and financial products businesses are being presented as a segment which in 2001 includes XTRA Corporation from the date acquired of September 20, 2001. Berkshire also acquired Ben Bridge Jeweler in July 2000, which is included as part of Berkshire's retailing segment. Other businesses acquired in 2000 include CORT Business Services (February 2000), Justin Brands (August 2000) and MidAmerican Energy Holdings Company (March 2000). The results of each of the aforementioned businesses are reflected in Berkshire's earnings from their respective acquisition dates.

        Additional information regarding each significant business acquisition is contained in Notes 2 and 3 of the Consolidated Financial Statements. In general, many of Berkshire's non-insurance businesses have been adversely affected by the general economic slowdown in the United States during 2001 and exacerbated by the effects of the terrorist attack on September 11, 2001. Nevertheless, Berkshire's management considers that most of its non-insurance businesses have performed well under these difficult conditions. The following is a discussion of significant matters impacting comparative results for the non-insurance businesses.

        Building products

        Berkshire's building products businesses include Johns Manville, acquired on February 27, 2001, Benjamin Moore, acquired in December 2000, Acme Brick, acquired in August 2000, and MiTek Inc., acquired July 31, 2001. Each of these businesses manufactures and distributes products and services for the residential and commercial construction and home improvement markets. Revenues of the building products group in 2001 totaled $3,269 million and pre-tax operating profits of the building products group in 2001 totaled $461 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        NON-INSURANCE BUSINESSES (Continued)

        Building products (Continued)

        On a comparative full year basis, building products revenues were $3,746 million roughly unchanged from the prior year. Full year operating profits of approximately $570 million declined about 4%. Most of the decline occurred at Johns Manville where comparative results were negatively impacted by higher raw material prices and energy costs.

        Finance and financial products

        Several finance and financial products businesses are included in this segment. Generally, these businesses invest in various types of fixed-income securities, loans, leases and other financial instruments, often utilizing leverage or borrowed funds in the process. The most significant of these businesses are BH Finance, a business engaged in proprietary trading strategies, General Re Securities ("GRS"), a dealer in derivative contracts and XTRA Corporation, a transportation equipment leasing business.

        Operating income of the finance and financial products group in 2001 decreased $11 million (2.1%) as compared to 2000. Income of BH Finance in 2001 declined $39 million from 2000. In 2001, interest income, net of interest expense, of BH Finance increased significantly, but was more than offset by reduced realized investment gains. Realized gains in 2000 derived from the disposition of a large portfolio of fixed income securities. Under the current market conditions, BH Finance should continue to produce significant operating profits in 2002.

        GRS's operating profit in 2001 was $11 million compared to a loss of $63 million in 2000. In January 2002, management announced that it would commence a long-term run-off of GRS. During the run-off period, GRS will limit new business to certain risk management transactions and will unwind existing asset and liability positions in an orderly manner. It is expected that the run-off will take several years to complete. It is currently unknown what impact this decision may have on operating results in 2002.

        In 2001, Berkshire's finance and financial products businesses also include the results of Berkadia LLC. In 2001, the operating results included a pre-tax loss of $40 million from Berkadia. Such loss was caused by a loss from Berkadia's application of the equity method of accounting related to its investment in FINOVA common stock partially offset by net interest income. The structure of this transaction and risks associated with this transaction are described in Note 9 to the Consolidated Financial Statements.

        Flight services

        This segment includes FlightSafety and Executive Jet. FlightSafety provides high technology training to operators of aircraft and ships. FlightSafety's worldwide clients include corporations, the military and government agencies. Executive Jet is the world's leading provider of fractional ownership programs for general aviation aircraft. Revenues from flight services in 2001 increased $284 million (12.4%) over 2000. About 83% of the increase in revenues was attributed to Executive Jet, which produced significant increases in revenues from both flight operations and aircraft sales. Revenues from FlightSafety also increased approximately 7.7% in 2001 as compared to 2000, reflecting both increased training revenues and product sales. Operating profits in 2001 decreased $27.1 million (12.8%) as compared to 2000. Increased operating profits at FlightSafety were more than offset by reduced operating profits at Executive Jet. Executive Jet's results in 2001 and 2000 reflect operating losses related to expansion into Europe as well as significantly higher operating costs incurred to insure that a premier level of safety, security and service is maintained. The increases in safety and security costs were exacerbated by the September 11th terrorist attack.

        Retail

        Berkshire's retailing businesses consist of four independently managed retailers of home furnishings (Nebraska Furniture Mart and its subsidiaries ("NFM"), R.C. Willey Home Furnishings ("RC Willey"), Star Furniture and Jordan's Furniture) and three independently managed retailers of fine jewelry (Borsheim's Jewelry, Helzberg's Diamond Shops, and Ben Bridge Jeweler).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        NON-INSURANCE BUSINESSES (Continued)

        Retail (Continued)

        Revenues of the retail businesses in 2001 increased $134 million (7.2%) as compared to 2000 and operating profits in 2001 of $175 million were unchanged from 2000. The increase in revenues was attributed to the inclusion of a full year of results for Ben Bridge, the acquisition of a relatively small furniture retailer by NFM in November 2000 and sales from a new store opened in 2001 by RC Willey in Henderson, Nevada. Otherwise, same store sales for the home furnishing retailers were relatively unchanged between years and same store sales for the fine jewelry retailers declined 7.6%. Home furnishings comparative pre-tax earnings were relatively unchanged between years and pre-tax earnings declined at each of the jewelry businesses. The economic recession that developed during 2001 and weak post-September 11th retail sales are believed to be the primary causes for these results.

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

        Revenues in 2001 from Scott Fetzer's businesses decreased $49 million (5.1%) as compared to 2000. Operating profits in 2001 increased $7 million (5.7%) as compared to 2000. The decline in revenues was due primarily to lower foreign unit sales at Kirby, weakening demand for products of many of Scott Fetzer's smaller businesses and lower sales volume at World Book. The increase in operating profits in 2001 was attributed to lower raw material prices and reduced labor and overhead costs at Campbell Hausfeld and the benefit of administrative cost reduction programs, partially offset by the impact of overall lower sales volume.

        Shaw Industries

        Berkshire acquired 87.3% of Shaw on January 8, 2001. Shaw is a leading manufacturer and distributor of carpet and rugs for residential and commercial use. Shaw also provides installation services and offers hardwood floor and other floor coverings. In January 2002, Berkshire acquired the remaining 12.7% of Shaw.

        On a comparative full-year basis, Shaw's revenues in 2001 of $4,012 million declined by about $100 million from 2000. The decline in revenues reflects primarily a decline in square yards sold. Sales in 2001 were negatively affected by the economic recession in the U.S., particularly in the commercial markets, and by slowing demand after the September 11th terrorist attack.

        In 2001, Shaw's pre-tax operating profit totaled $292 million. Shaw's operating results in 2001 benefited from lower raw material costs and lower interest costs, partially offset by higher energy costs. Although uncertainty in the U.S. economy persists, management is cautiously optimistic that sales and results will be stable in 2002.

        2000 compared to 1999

        Revenues from the non-insurance businesses increased $1,959 million (32.5%) in 2000 as compared to 1999. Operating profits of $1,400 million during 2000 increased $570 million (68.7%) from the comparable 1999 amount. Business acquisitions completed during 1999 and 2000 account for a significant portion of the revenue increase. The acquisitions of Jordan's Furniture (November 1999), CORT Business Services (February 2000), Ben Bridge Jeweler (July 2000) and Justin Brands and Acme Brick (August 2000) account for about 50% of the increase. The flight services segment and the finance and financial products segment account for most of the remaining comparative increase. Most of the increase in the flight services segment was attributed to Executive Jet which produced significant increases in revenues from both flight operations and aircraft sales. Operating profits for the finance and financial products segment increased $413 million primarily as a result of realized gains on a large portfolio of fixed maturity securities acquired during 1999 pursuant to a proprietary trading strategy. These securities were sold during 2000. The aforementioned business acquisitions in the aggregate accounted for substantially all of the remaining increase in operating profits.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        GOODWILL AMORTIZATION AND OTHER PURCHASE-ACCOUNTING ADJUSTMENTS

        Goodwill amortization and other purchase-accounting adjustments reflect the after-tax effect on net earnings with respect to the amortization of goodwill of acquired businesses and the amortization of fair value adjustments to certain assets and liabilities which were recorded at the business acquisition dates. Amortization of goodwill was $572 million in 2001, $715 million in 2000 and $477 million in 1999. Goodwill amortization in 2000 included a charge of $219 million to write-off the remaining goodwill related to Dexter Shoe (see Note 1(g) to the Consolidated Financial Statements).

        As a result of new accounting standards issued by the FASB in June 2001, accounting for goodwill has changed. Goodwill arising from business acquisitions completed after July 1, 2001 is not subject to systematic amortization. In addition, the systematic amortization of goodwill related to businesses acquired before June 30, 2001 will be discontinued effective January 1, 2002. The new accounting standards require that goodwill of acquired businesses continue to be tested for impairment. Berkshire has not fully completed an assessment of the new standards, however, adoption of the new standards is expected to have a significant impact on earnings.

        Other purchase-accounting adjustments consist primarily of the amortization of the excess market value over the historical cost of fixed maturity investments that existed as of the date of certain business acquisitions. Such excess is included in Berkshire's cost of the investments and is being amortized over the estimated remaining lives of the assets. The unamortized excess remaining in the cost of fixed maturity investments was $565 million at December 31, 2001, $680 million at December 31, 2000 and $940 million at December 31, 1999.

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

MARKET RISK DISCLOSURES

        Berkshire's Consolidated Balance Sheet includes a substantial amount of assets and liabilities whose fair values are subject to market risks. Berkshire's significant market risks are primarily associated with interest rates and equity prices and to a lesser degree financial products. The following sections address the significant market risks associated with Berkshire's business activities.

        INTEREST RATE RISK

        This section discusses interest rate risks associated with Berkshire's financial assets and liabilities. Berkshire's management prefers to invest in equity securities or to acquire entire businesses based upon the principles discussed in the following section on equity price risk. When unable to do so, management may alternatively invest in bonds or other interest rate sensitive instruments. Berkshire's strategy is to acquire securities that are attractively priced in relation to the perceived credit risk. Management recognizes and accepts that losses may occur. Berkshire has historically utilized a modest level of corporate borrowings and debt. Further, Berkshire strives to maintain the highest credit ratings so that the cost of debt is minimized. Berkshire utilizes derivative products to manage interest rate risks to a very limited degree.

        The fair values of Berkshire's fixed maturity investments and borrowings under investment agreements, notes payable and other debt will fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the credit worthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        INTEREST RATE RISK (Continued)

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

                                                                    Estimated Fair Value after
                                                               Hypothetical Change in Interest Rates
Non-finance businesses                                                   (bp=basis points)
----------------------                                        100 bp     100 bp     200 bp     300 bp
                                                 Fair Value  decrease   increase   increase   increase
                                                   -------    -------    -------    -------    -------
As of December 31, 2001
Investments in securities with fixed maturities .  $36,603    $38,937    $34,333    $32,154    $30,148
Borrowings under investment agreements and
   other debt ...................................    3,624      3,708      3,545      3,474      3,407

As of December 31, 2000
Investments in securities with fixed maturities .  $32,567    $33,466    $31,346    $30,005    $28,690
Borrowings under investment agreements and
   other debt ...................................    2,470      2,540      2,404      2,336      2,274

Finance and financial products businesses *
-----------------------------------------

As of December 31, 2001
Investments in securities with fixed maturities
   and loans and other receivables ..............  $28,126    $28,545    $27,221    $26,140    $25,025
Notes payable and other borrowings ** ...........   26,373     26,451     26,307     26,244     26,186

As of December 31, 2000
Investments in securities with fixed maturities
   and loans and other receivables ..............  $ 6,460    $ 6,752    $ 6,125    $ 5,700    $ 5,304
Notes payable and other borrowings ** ...........    4,285      4,339      4,252      4,215      4,182

----------
* Excludes General Re Securities -- See Financial Products Risk section for discussion of risks associated with this business.

** Includes securities sold under agreements to repurchase with a carrying value of $20,430 million at December 31, 2001 and $2,887 million at December 31, 2000.

        EQUITY PRICE RISK

        Strategically, Berkshire strives to invest in businesses that possess excellent economics, with able and honest management and at sensible prices. Berkshire's management prefers to invest a meaningful amount in each investee. Accordingly, Berkshire's equity investments are concentrated in relatively few investees. At year-end 2001 and 2000, over 70% of the total fair value of investments in equity securities was concentrated in four investees.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        EQUITY PRICE RISK (Continued)

        The table below summarizes Berkshire's equity price risks as of December 31, 2001 and 2000 and shows the effects of a hypothetical 30% increase and a 30% decrease in market prices as of those dates. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due both to the nature of equity markets and the aforementioned concentrations existing in Berkshire's equity investment portfolio. Dollars are in millions.

                                                                          Estimated             Hypothetical
                                                                      Fair Value after           Percentage
                                                   Hypothetical         Hypothetical       Increase (Decrease) in
                                   Fair Value      Price Change       Change in Prices      Shareholders' Equity
                                   ----------      ------------       ----------------      --------------------
As of December 31, 2001..........      $28,675     30% increase            $37,277                  9.6
                                                   30% decrease             20,072                 (9.6)

As of December 31, 2000..........      $37,384     30% increase            $48,599                 11.7
                                                   30% decrease             26,170                (11.7)

        FINANCIAL PRODUCTS RISK

        Gen Re Securities Holdings Limited ("GRS") operates as a dealer in various types of derivative instruments in conjunction with offering risk management products to its clients. As previously noted, in January 2002, General Re announced that it would commence a long-term run off of GRS's business. It is expected that the orderly run-off will take several years to complete. GRS monitors its market risk on a daily basis across all swap and option products by estimating the effect on operating results of potential changes in market variables over a one week period, based on historical market volatility, correlation data and informed judgment. This evaluation is performed on an individual trading book basis, against limits set by individual book, to a 99% probability level. GRS sets market risk limits for each type of risk, and for an aggregate measure of risk across all trading books, based on a 99% probability that movements in market rates will not affect the results from operations in excess of the risk limit over a one week period. GRS's weekly aggregate market risk limit was $22 million in 2001. In 2001, there were no days where the actual losses exceeded the estimated value at risk and no days where the value at risk exceeded the aggregate limit. In addition to these daily and weekly assessments of risk, GRS prepares periodic stress tests to assess its exposure to extreme movements in various market risk factors.

        The table below shows the highest, lowest and average value at risk, as calculated using the above methodology, by broad category of market risk to which GRS is exposed over one week intervals. Dollars are in millions.

                                           2001
              -------------------------------------------------------------
                                Foreign                                         2000
              Interest Rate   Exchange Rate    Equity   Credit    All Risks   All Risks
              -------------   -------------    ------   ------    ---------   ---------
Highest ....      $18               $8           $5       $3         $14         $14
Lowest .....       10                3            2        1           3           1
Average ....       13                4            3        1           7           4

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

LIQUIDITY AND CAPITAL RESOURCES

        Berkshire's balance sheet continues to reflect significant liquidity and a strong capital base. Consolidated shareholders' equity at December 31, 2001 totaled $58.0 billion. Consolidated cash and invested assets, excluding assets of finance and financial products businesses totaled approximately $72.5 billion at December 31, 2001 compared to $77.1 billion at December 31, 2000, including approximately $5.3 billion in cash and cash equivalents at the end of each year. During 2001 Berkshire deployed about $4.7 billion in cash for business acquisitions. Cash utilized in these acquisitions was generated internally. Also contributing to the decline in invested assets was a $7.0 billion reduction in unrealized gains in Berkshire's investments in equity securities. Partially offsetting these declines was cash flows generated from operations of approximately $6.6 billion, primarily from insurance operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (Continued)

        Berkshire's consolidated borrowings under investment agreements and other debt, excluding finance businesses, totaled $3,485 million at December 31, 2001 compared to $2,663 million at December 31, 2000. The increase in borrowings during 2001 relates primarily to pre-acquisition debt of Shaw and Johns Manville, as well as an increase in borrowings by Executive Jet to finance aircraft inventory and core fleet acquisitions. During the second quarter of 2001, Berkshire filed a shelf registration to issue up to $700 million in new debt securities at a future date. The intended purpose of the future issuance of debt is to fund the repayment of currently outstanding borrowings of certain Berkshire subsidiaries. The timing and amount of the debt to be issued under the shelf registration has not yet been determined.

        As of December 31, 2001, Berkshire's borrowings under investment agreements and other debt, excluding finance businesses, included commercial paper and other short-term borrowings totaling $1.8 billion. Most of these borrowings were by Executive Jet and Shaw for operating needs. Berkshire is also contingently liable for the unpaid debt of Berkadia LLC through a primary guaranty of 90% of the debt and a secondary guaranty of the remaining 10% of the loan. At December 31, 2001, Berkadia's unpaid loan balance was $4.9 billion, of which $1.0 billion has been prepaid subsequent to the end of 2001. See Note 9 to the Consolidated Financial Statements for additional information. Most of Berkshire's borrowings under investment agreements contain contractual provisions that could require Berkshire to collateralize or prepay the outstanding obligations upon a downgrade in Berkshire's senior debt ratings.

        Invested assets of the finance and financial products businesses totaled $41.6 billion at December 31, 2001 compared to $16.8 billion at December 31, 2000. Most of the increase was due to increased investments in U.S. Treasury securities and obligations of U.S. government-sponsored enterprises. These investments were primarily financed through repurchase agreements. The repurchase agreements require that fair value of the pledged collateral exceed the amount borrowed. A decline in the value of the investments pledged would require pledges of cash or additional collateral. Under the contractual terms with counterparties to its derivatives trading activities, General Re Securities ("GRS") may be required to post collateral against trading account liabilities.

        Notes payable and other borrowings of Berkshire's finance and financial products businesses totaled $9.0 billion at December 31, 2001 and $2.1 billion at December 31, 2000. The balance at December 31, 2001 includes Berkadia's outstanding term loan of $4.9 billion (see Note 9 to the Consolidated Financial Statements) and $613 million of debt of XTRA Corporation, which Berkshire acquired on September 20, 2001. The remaining increase was due to increased commercial paper borrowings by GRS to fund short-term liquidity needs.

        Berkshire believes that it currently maintains sufficient liquidity to cover its existing liquidity requirements and provide for contingent liquidity needs.

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

        See "Market Risk Disclosures" contained in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Berkshire Hathaway Inc.

We have audited the accompanying consolidated balance sheets of Berkshire Hathaway Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of earnings, cash flows and changes in shareholders' equity for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Berkshire Hathaway Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
March 5, 2002
Omaha, Nebraska

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                            BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (dollars in millions except per share amounts)



                                                                 DECEMBER 31,
                                                              2001        2000
                                                            --------    --------
                            ASSETS

Cash and cash equivalents ................................  $  5,313    $  5,263
Investments:
   Securities with fixed maturities ......................    36,509      32,567
   Equity securities .....................................    28,675      37,619
   Other .................................................     1,974       1,637
Receivables ..............................................    11,926      11,764
Inventories ..............................................     2,213       1,275
Investments in MidAmerican Energy Holdings Company .......     1,826       1,719
Assets of finance and financial products businesses ......    41,591      16,829
Property, plant and equipment ............................     4,776       2,699
Goodwill of acquired businesses ..........................    21,407      18,875
Other assets .............................................     6,542       5,545
                                                            --------    --------
                                                            $162,752    $135,792
                                                            ========    ========

              LIABILITIES AND SHAREHOLDERS' EQUITY

Losses and loss adjustment expenses ......................  $ 40,716    $ 33,022
Unearned premiums ........................................     4,814       3,885
Accounts payable, accruals and other liabilities .........     9,626       8,374
Income taxes .............................................     7,021      10,125
Borrowings under investment agreements and other debt ....     3,485       2,663
Liabilities of finance and financial products businesses .    37,791      14,730
                                                            --------    --------
                                                             103,453      72,799
                                                            --------    --------
Minority shareholders' interests .........................     1,349       1,269
                                                            --------    --------
Shareholders' equity:
   Common Stock:*
     Class A Common Stock, $5 par value
        and Class B Common Stock, $0.1667 par value ......         8           8
   Capital in excess of par value ........................    25,607      25,524
   Accumulated other comprehensive income ................    12,891      17,543
   Retained earnings .....................................    19,444      18,649
                                                            --------    --------
        Total shareholders' equity .......................    57,950      61,724
                                                            --------    --------
                                                            $162,752    $135,792
                                                            ========    ========

* Class B Common Stock has economic rights equal to one-thirtieth (1/30) of the economic rights of Class A Common Stock. Accordingly, on an equivalent Class A Common Stock basis, there are 1,528,217 shares outstanding at December 31, 2001 versus 1,526,230 shares outstanding at December 31, 2000.

          See accompanying Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                 (dollars in millions except per share amounts)

                                                                   YEAR ENDED DECEMBER 31,
                                                                   -----------------------
                                                               2001          2000           1999
                                                               ----          ----           ----
REVENUES:
   Insurance premiums earned ...........................    $   17,905    $   19,343    $   14,306
   Sales and service revenues ..........................        14,902         7,361         5,918
   Interest, dividend and other investment income ......         2,765         2,686         2,314
   Income from MidAmerican Energy Holdings Company .....           165           105            --
   Income from finance and financial products businesses           568           556           125
   Realized investment gain ............................         1,363         3,955         1,365
                                                            ----------    ----------    ----------
                                                                37,668        34,006        24,028
                                                            ----------    ----------    ----------
COST AND EXPENSES:
   Insurance losses and loss adjustment expenses .......        18,398        17,332        12,518
   Insurance underwriting expenses .....................         3,574         3,632         3,220
   Cost of products and services sold ..................        10,446         4,893         4,065
   Selling, general and administrative expenses ........         3,000         1,703         1,164
   Goodwill amortization ...............................           572           715           477
   Interest expense ....................................           209           144           134
                                                            ----------    ----------    ----------
                                                                36,199        28,419        21,578
                                                            ----------    ----------    ----------
EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST .....         1,469         5,587         2,450
   Income taxes ........................................           620         2,018           852
   Minority interest ...................................            54           241            41
                                                            ----------    ----------    ----------
NET EARNINGS ...........................................    $      795    $    3,328    $    1,557
                                                            ==========    ==========    ==========
   Average common shares outstanding * .................     1,527,234     1,522,933     1,519,703
NET EARNINGS PER COMMON SHARE * ........................    $      521    $    2,185    $    1,025
                                                            ==========    ==========    ==========

* Average shares outstanding include average Class A Common shares and average Class B Common shares determined on an equivalent Class A Common Stock basis. Net earnings per common share shown above represents net earnings per equivalent Class A Common share. Net earnings per Class B Common share is equal to one-thirtieth (1/30) of such amount or $17 per share for 2001, $73 per share for 2000, and $34 per share for 1999.

           See accompanying Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (dollars in millions)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                                    -----------------------
                                                                                2001         2000         1999
                                                                              --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings ..........................................................  $    795     $  3,328     $  1,557
     Adjustments to reconcile net earnings to cash flows
     from operating activities:
     Realized investment gain ..............................................    (1,363)      (3,955)      (1,365)
     Depreciation and amortization .........................................     1,076          997          688
     Changes in assets and liabilities before effects from
       business acquisitions:
       Losses and loss adjustment expenses .................................     7,571        5,976        3,790
       Deferred charges -- reinsurance assumed .............................      (498)      (1,075)        (958)
       Unearned premiums ...................................................       929           97          394
       Receivables .........................................................       219       (3,062)        (834)
       Accounts payable, accruals and other liabilities ....................      (339)         660           (5)
       Finance businesses trading activities ...............................    (1,083)      (1,126)         473
       Income taxes ........................................................      (329)         757       (1,395)
     Other .................................................................      (404)         350         (145)
                                                                              --------     --------     --------
     Net cash flows from operating activities ..............................     6,574        2,947        2,200
                                                                              --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of securities with fixed maturities .........................   (16,475)     (16,550)     (18,380)
     Purchases of equity securities ........................................    (1,075)      (4,145)      (3,664)
     Proceeds from sales of securities with fixed maturities ...............     8,470       13,119        4,509
     Proceeds from redemptions and maturities of securities
       with fixed maturities ...............................................     4,305        2,530        2,833
     Proceeds from sales of equity securities ..............................     3,881        6,870        4,355
     Loans and investments originated in finance businesses ................    (9,502)        (857)      (2,526)
     Principal collection on loans and investments
       originated in finance businesses ....................................     4,126        1,142          845
     Acquisitions of businesses, net of cash acquired ......................    (4,697)      (3,798)        (153)
     Other .................................................................      (727)        (582)        (417)
                                                                              --------     --------     --------
     Net cash flows from investing activities ..............................   (11,694)      (2,271)     (12,598)
                                                                              --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings of finance businesses ........................     6,288          120          736
     Proceeds from other borrowings ........................................       824          681        1,118
     Repayments of borrowings of finance businesses ........................      (865)        (274)         (46)
     Repayments of other borrowings ........................................      (798)        (806)      (1,333)
     Change in short term borrowings of finance businesses .................       826          500         (311)
     Changes in other short term borrowings ................................      (377)         324          340
     Other .................................................................       116          (75)        (137)
                                                                              --------     --------     --------
     Net cash flows from financing activities ..............................     6,014          470          367
                                                                              --------     --------     --------
     Increase (decrease) in cash and cash equivalents ......................       894        1,146      (10,031)
Cash and cash equivalents at beginning of year .............................     5,604        4,458       14,489
                                                                              --------     --------     --------
CASH AND CASH EQUIVALENTS AT END OF YEAR * .................................  $  6,498     $  5,604     $  4,458
                                                                              ========     ========     ========
* Cash and cash equivalents at end of year are comprised of the following:
     Finance and financial products businesses .............................  $  1,185     $    341     $    623
     Other .................................................................     5,313        5,263        3,835
                                                                              --------     --------     --------
                                                                              $  6,498     $  5,604     $  4,458
                                                                              ========     ========     ========

           See accompanying Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                              (dollars in millions)

                                                                                                   Accumulated
                                                           Class A & B   Capital in                   Other
                                                             Common       Excess of   Retained    Comprehensive   Comprehensive
                                                              Stock       Par Value   Earnings        Income         Income
                                                           -----------   ----------   --------    -------------   -------------
BALANCE DECEMBER 31, 1998 ..............................     $     8      $ 25,121    $ 13,764       $ 18,510
Net earnings ...........................................                                 1,557                      $  1,557
                                                                                                                    --------
Exercise of stock options issued in
connection with business acquisitions ..................                        88
Other comprehensive income items:
Unrealized appreciation of investments .................                                                 (795)          (795)
Reclassification adjustment for appreciation included
in net earnings ........................................                                               (1,365)        (1,365)
Foreign currency translation losses ....................                                                  (16)           (16)
Income taxes and minority interests ....................                                                  889            889
                                                                                                                    --------
Other comprehensive income .............................                                                              (1,287)
                                                                                                                    --------
Total comprehensive income .............................                                                            $   270
                                                             -------      --------    --------       --------       ========
BALANCE DECEMBER 31, 1999 ..............................     $     8      $ 25,209    $ 15,321       $ 17,223
Net earnings ...........................................                                 3,328                      $ 3,328
                                                                                                                    --------
Common stock issued in connection with business
acquisitions ...........................................                       224
Exercise of stock options issued in connection with
business acquisitions ..................................                        91
Other comprehensive income items:
Unrealized appreciation of investments .................                                                4,402       $  4,402
Reclassification adjustment for appreciation included
in net earnings ........................................                                               (3,955)        (3,955)

Foreign currency translation losses and other                                                            (153)          (153)
Income taxes and minority interests ....................                                                   26             26
                                                                                                                    --------
Other comprehensive income .............................                                                                 320
                                                                                                                    --------
Total comprehensive income .............................                                                             $ 3,648
                                                             -------      --------    --------       --------       ========
BALANCE DECEMBER 31, 2000 ..............................     $     8      $ 25,524    $ 18,649       $ 17,543
Net earnings ...........................................                                   795                       $   795
                                                                                                                     --------
Exercise of stock options issued in connection with
business acquisitions ..................................                        83
Other comprehensive income items:
Unrealized appreciation of investments .................                                               (5,706)        (5,706)
Reclassification adjustment for appreciation included
in net earnings ........................................                                               (1,363)        (1,363)

Foreign currency translation losses and other                                                            (151)          (151)
Income taxes and minority interests ....................                                                2,568          2,568
                                                                                                                    --------
Other comprehensive income .............................                                                              (4,652)
                                                                                                                    --------
Total comprehensive income .............................                                                            $(3,857)
                                                             -------      --------    --------       --------       ========
BALANCE DECEMBER 31, 2001 ..............................     $     8      $ 25,607    $ 19,444       $ 12,891
                                                             =======      ========    ========       ========



           See accompanying Notes to Consolidated Financial Statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            BERKSHIRE HATHAWAY INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

(1) SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

    (a) Nature of operations and basis of consolidation

        Berkshire Hathaway Inc. ("Berkshire" or "Company") is a holding company owning subsidiaries engaged in a number of diverse business activities. The most important of these are property and casualty insurance businesses conducted on both a direct and reinsurance basis. Further information regarding these businesses and Berkshire's other reportable business segments is contained in Note 19. Berkshire initiated and/or consummated several business acquisitions over the past three years. The significant business acquisitions are described more fully in Note 2. The accompanying Consolidated Financial Statements include the accounts of Berkshire consolidated with accounts of all its subsidiaries. Intercompany accounts and transactions have been eliminated. Certain amounts in 2000 and 1999 have been reclassified to conform with current year presentation.

        Since acquired in December 1998 and through the third quarter of 2000, the international property/casualty and global life/health reinsurance activities of General Re were reported in Berkshire's financial statements based on a one-quarter lag to facilitate the timely completion of the Consolidated Financial Statements. During the fourth quarter of 2000, General Re implemented a number of procedural changes and improvements to allow reporting of these businesses without the one-quarter lag. Accordingly, Berkshire's Consolidated Statements of Earnings and Cash Flows for the year ended December 31, 2000 include five quarters of results of operations and cash flows of these operations. The effect of eliminating the one-quarter lag in reporting was not significant to Berkshire's Consolidated Statement of Earnings for the year ending December 31, 2000.

    (b) Use of estimates in preparation of financial statements

        The preparation of the Consolidated Financial Statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. In particular, estimates of unpaid losses and loss adjustment expenses for property and casualty insurance are subject to considerable estimation error due to the inherent uncertainty in projecting ultimate claim amounts that will be reported and settled over a period of many years. Actual results may differ from the estimates and assumptions used in preparing the Consolidated Financial Statements.

    (c) Cash equivalents

        Cash equivalents consist of funds invested in money market accounts and in investments with a maturity of three months or less when purchased.

    (d) Investments

        Berkshire's management determines the appropriate classifications of investments at the time of acquisition and re-evaluates the classifications at each balance sheet date. Investments may be classified as held-for-trading, held-to-maturity, or, when neither of those classifications is appropriate, as available-for-sale. Berkshire's investments in fixed maturity and equity securities are primarily classified as available-for-sale, except for certain investments, which are classified as held-to-maturity. Held-to-maturity investments are carried at amortized cost, reflecting Berkshire's intent and ability to hold the securities to maturity. Available-for-sale securities are stated at fair value with net unrealized gains or losses reported as a separate component in shareholders' equity. Realized gains and losses, which arise when available-for-sale investments are sold (as determined on a specific identification basis) or other-than-temporarily impaired are included in the Consolidated Statements of Earnings.

        Other investments include investments in commodities, limited partnerships and warrants, which are carried at fair value in the accompanying Consolidated Balance Sheets. Realized and unrealized gains and losses associated with these investments are included in the Consolidated Statements of Earnings as a component of realized investment gain.

        Accounting policies and practices for investments held by finance and financial products businesses are described in Note 9.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    (e) Inventories

        Inventories are stated at the lower of cost or market. Cost with respect to manufactured goods includes raw materials, direct and indirect labor and factory overhead. Approximately 46% of the total inventory cost was determined using the first-in-first-out (FIFO) method with the remainder valued using the last-in-first-out (LIFO) method. With respect to inventories carried at LIFO cost, the aggregate difference in value between LIFO cost and cost determined under FIFO methods was not material as of December 31, 2001 and December 31, 2000.

    (f) Property, plant and equipment

        Property, plant and equipment is recorded at cost. Depreciation is provided principally on the straight-line method over estimated useful lives as follows: aircraft, simulators, training equipment and spare parts, 4 to 20 years; buildings and improvements, 10 to 40 years; machinery, equipment, furniture and fixtures, 3 to 20 years. Leasehold improvements are amortized over the life of the lease or the life of the improvement, whichever is shorter. Interest is capitalized as an integral component of cost during the construction period of simulators and facilities and is amortized over the life of the related assets.

    (g) Goodwill of acquired businesses

        Goodwill of acquired businesses represents the difference between purchase cost and the fair value of the net assets of acquired businesses and is being amortized on a straight-line basis generally over 40 years. The Company periodically reviews the recoverability of the carrying value of goodwill of acquired businesses to ensure it is appropriately valued. In the event that a condition is identified which may indicate an impairment issue exists, an assessment is performed using a variety of methodologies.

        As a result of new accounting standards issued in June 2001, accounting for goodwill has changed. Goodwill arising from business acquisitions after July 1, 2001 is subject to an impairment only model, instead of an amortization and impairment model. See Note 1(n) below for further discussion of these new standards.

        During the fourth quarter of 2000, Berkshire management concluded that an impairment of goodwill existed with respect to the Dexter Shoe business. Goodwill amortization shown in the accompanying Consolidated Statements of Earnings for 2000 includes a goodwill impairment charge of $219 million related to this business.

    (h) Revenue recognition

        Insurance premiums for prospective property/casualty insurance and reinsurance and health reinsurance policies are earned in proportion to the level of insurance protection provided. In most cases, premiums are recognized as revenues ratably over their terms with unearned premiums computed on a monthly or daily pro rata basis. Premium adjustments on contracts and audit premiums are based on estimates made over the contract period. Consideration received for retroactive reinsurance policies is recognized as premiums earned at the inception of the contracts. Premiums for life contracts are earned when due. Premiums earned are stated net of amounts ceded to reinsurers.

        Revenues from product sales are recognized upon passage of title to the customer, which coincides with customer pickup, product shipment, delivery or acceptance, depending on terms of the sales arrangement. Service revenues are recognized as the services are performed. Services provided pursuant to a contract are either recognized over the contract period, or upon completion of the elements specified in the contract, depending on the terms of the contract.

    (i) Insurance premium acquisition costs

        Certain costs of acquiring insurance premiums are deferred, subject to ultimate recoverability, and charged to income as the premiums are earned. Acquisition costs consist of commissions, premium taxes, advertising and other underwriting costs. The recoverability of premium acquisition costs, generally, reflects anticipation of investment income. The unamortized balances of deferred premium acquisition costs are included in other assets and were $1,029 million and $916 million at December 31, 2001 and 2000, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(1) SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (Continued)

    (j) Losses and loss adjustment expenses

        Liabilities for unpaid losses and loss adjustment expenses represent estimated claim and claim settlement costs of property/casualty insurance and reinsurance contracts. The liabilities for losses and loss adjustment expenses are recorded at the estimated ultimate payment amounts, except that amounts arising from certain reinsurance businesses are discounted as discussed below. Estimated ultimate payment amounts are based upon (1) individual case estimates, (2) estimates of incurred-but-not-reported losses, based upon past experience and (3) reports of losses from ceding insurers.

        The estimated liabilities of workers' compensation claims assumed by General Re under reinsurance contracts and liabilities assumed under structured settlement reinsurance contracts by Berkshire Hathaway Reinsurance Group are carried in the Consolidated Balance Sheets at discounted amounts. Discounted amounts pertaining to General Re's workers' compensation risks are based upon an annual discount rate of 4.5%. The discounted amounts for structured settlement reinsurance contracts are based upon the prevailing market discount rates when the contracts were written and range from 5% to 13%. The periodic discount accretion is included in the Consolidated Statements of Earnings as a component of losses and loss adjustment expenses.

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

    (l) Reinsurance

        Provisions for losses and loss adjustment expenses are reported in the accompanying Consolidated Statements of Earnings after deducting amounts recovered and estimates of amounts recoverable under reinsurance contracts. Reinsurance contracts do not relieve the ceding company of its obligations to indemnify policyholders with respect to the underlying insurance and reinsurance contracts. Estimated losses and loss adjustment expenses recoverable under reinsurance contracts are included in receivables.

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

    (n) Accounting pronouncements to be adopted subsequent to December 31, 2001

        In June 2001, the Financial Accounting Standards Board ("FASB") issued two Statements of Financial Accounting Standards ("SFAS"). SFAS No. 141 "Business Combinations" requires usage of the purchase method for all business combinations initiated after June 30, 2001, and prohibits the usage of the pooling of interests method. The provisions of SFAS No. 141 relating to the application of the purchase method are generally effective for business combinations completed after July 1, 2001.

        SFAS No. 142 "Goodwill and Other Intangible Assets" changes the current accounting model that requires amortization of goodwill, supplemented by impairment tests, to an accounting model that is based solely upon impairment tests. SFAS No. 142 also provides guidance on accounting for identifiable intangible assets that may or may not require amortization. The provisions of SFAS No. 142 related to accounting for goodwill and intangible assets will be generally effective for Berkshire at the beginning of 2002, except, among other things, that goodwill and identifiable intangible assets with indefinite lives arising from combinations completed after July 1, 2001 are not being amortized.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    (n) Accounting pronouncements to be adopted subsequent to December 31, 2001 (Continued)

        SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived
          Assets" generally retains the basic accounting model for the identification and measurement of impairments to long-lived assets to be held and such assets to be disposed. SFAS No. 144 also addresses several implementation and financial statement presentation issues not previously addressed under GAAP. The provisions of SFAS No. 144 will be effective for Berkshire at the beginning of 2002.

        Although Berkshire has not completed its assessment of these new accounting standards, it expects that the provisions of SFAS No. 142 related to accounting for goodwill will have a significant impact on its consolidated earnings in 2002 when compared to consolidated earnings for years prior to 2002. The accompanying Consolidated Statement of Earnings for 2001 includes goodwill amortization of $572 million. Additionally Berkshire's equity income from its investment in MidAmerican Energy Holdings Company includes its share of MidAmerican's $96 million of goodwill amortization.

    (2) SIGNIFICANT BUSINESS ACQUISITIONS

    During 2001, Berkshire completed four significant business acquisitions. Information concerning these acquisitions follows.

    Shaw Industries, Inc. ("Shaw")

    On January 8, 2001, Berkshire acquired approximately 87.3% of the common stock of Shaw for $19 per share or $2.1 billion in total. An investment group consisting of Robert E. Shaw, Chairman and CEO of Shaw, Julian D. Saul, President of Shaw, certain family members and related family interests of Messrs. Shaw and Saul, and certain other directors and members of management acquired the remaining 12.7% of Shaw. In January 2002, Berkshire acquired all of the shares of Shaw held by the investment group in exchange for 4,505 shares of Berkshire Class A common stock and 7,063 shares of Class B common stock.

    Shaw is the world's largest manufacturer of tufted broadloom carpet and rugs for residential and commercial applications throughout the U.S. and exports to most markets worldwide. Shaw markets its residential and commercial products under a variety of brand names.

    Johns Manville Corporation ("Johns Manville")

    On February 27, 2001, Berkshire acquired Johns Manville. Berkshire purchased all of the outstanding shares of Johns Manville common stock for $13 per share or $1.8 billion in total. Johns Manville is a leading manufacturer of insulation and building products. Johns Manville manufactures and markets products for building and equipment insulation, commercial and industrial roofing systems, high-efficiency filtration media, and fibers and non-woven mats used as reinforcements in building and industrial applications.

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

    In addition, Berkshire completed six significant acquisitions in 2000. Information concerning five of these acquisitions follows. Information concerning the other acquisition is contained in Note 3 (Investments in MidAmerican Energy Holdings Company).

    CORT Business Services Corporation ("CORT")

    Effective February 18, 2000, Wesco Financial Corporation, an indirect 80.1% owned subsidiary of Berkshire, acquired CORT. CORT is a leading national provider of rental furniture, accessories and related services in the "rent-to-rent" segment of the furniture industry.

    Ben Bridge Jeweler ("Ben Bridge")

    Effective July 3, 2000, Berkshire acquired Ben Bridge. Ben Bridge is the leading operator of upscale jewelry stores based in major shopping malls in the Western U.S.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(2) SIGNIFICANT BUSINESS ACQUISITIONS (Continued)

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

    Benjamin Moore & Co. ("Benjamin Moore")

    Effective December 18, 2000, Berkshire acquired Benjamin Moore. Benjamin Moore is a formulator, manufacturer and retailer of a broad range of architectural and industrial coatings, available principally in the U.S. and Canada.

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

    The results of operations for each of the nine entities acquired in 2001 and 2000 are included in Berkshire's consolidated results of operations from the effective date of each merger. The following table sets forth certain unaudited consolidated earnings data for 2001 and 2000, as if each of the acquisitions discussed above were consummated on the same terms at the beginning of each year. Dollars are in millions except per share amounts.

                                                           2001           2000
                                                          -------        -------
Total revenues..........................................  $38,137        $41,724
Net earnings............................................      803          3,420
Earnings per equivalent Class A Common Share............      526          2,243

    During the second half of 2001 Berkshire initiated two additional business acquisitions which had not closed as of December 31, 2001. Information concerning these transactions follows.

    Albecca Inc. ("Albecca")

    Effective February 8, 2002, Berkshire acquired for cash all of the outstanding shares of Albecca. Albecca designs, manufactures and distributes a complete line of high-quality custom picture framing products primarily under the Larson-Juhl name.

    Fruit of the Loom ("FOL")

    On November 1, 2001, Berkshire announced that it had entered into an agreement with Fruit of the Loom, LTD. and Fruit of the Loom, Inc. (together the "FOL entities") to acquire the FOL entities' basic apparel business. Under terms of the agreement, the purchase price of $835 million in cash is subject to significant reduction for certain liabilities, as well as adjustment upward or downward depending on working capital levels.

    The FOL entities are currently operating as debtors-in-possession pursuant to its Chapter 11 bankruptcy filing currently pending before the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On January 2, 2002, the Bankruptcy Court issued an order determining Berkshire as the successful bidder for the FOL entities' basic apparel business. A hearing to determine whether the FOL reorganization plan is confirmed (such plan contemplates the aforementioned sale of the basic apparel business to Berkshire) has been scheduled for April 4, 2002. If the FOL reorganization plan is confirmed at that time, the closing will occur in the second quarter of 2002.

    The FOL apparel business is a leading vertically integrated basic apparel company manufacturing and marketing underwear, activewear, casualwear and childrenswear. The FOL apparel business operates on a worldwide basis and sells its products principally in North America under the Fruit of the Loom and BVD brand names.

(3) INVESTMENTS IN MIDAMERICAN ENERGY HOLDINGS COMPANY

    On March 14, 2000, Berkshire invested approximately $1.24 billion in common stock and a non-dividend paying convertible preferred stock of MidAmerican Energy Holdings Company ("MidAmerican"). Such investment gave Berkshire about a 9.7% voting interest and a 76% economic interest in MidAmerican on a fully-diluted basis. Berkshire subsidiaries also acquired approximately $455 million of an 11% non-transferable trust preferred security. Mr. Walter Scott, Jr., a member of Berkshire's Board of Directors, controls approximately 86% of the voting interest in MidAmerican.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    MidAmerican is a global leader in the production of energy from diversified fuel sources including geothermal, natural gas, hydroelectric, nuclear and coal. MidAmerican also is a leader in the supply and distribution of energy in the U.S. and U.K. consumer markets.

    Berkshire's aggregate investments in MidAmerican are included in the Consolidated Balance Sheets as Investments in MidAmerican Energy Holdings Company. Berkshire is accounting for its investments in the common and non-dividend paying convertible preferred stock pursuant to the equity method. The carrying value of these equity method investments totaled $1,372 million at December 31, 2001 and $1,264 million at December 31, 2000. The 11% non-transferable trust preferred security is classified as a held-to-maturity security, and is carried at cost.

    The Consolidated Statements of Earnings reflect, as Income from MidAmerican Energy Holdings Company, Berkshire's proportionate share of MidAmerican's net income with respect to the investments accounted for pursuant to the equity method, as well as interest earned on the 11% trust preferred security. Income derived from equity method investments totaled $115 million in 2001 and $66 million for the period beginning on March 14, 2000 and ending December 31, 2000.

    Condensed consolidated balance sheets of MidAmerican as of December 31, 2001 and 2000 are as follows. Amounts are in millions.

                                                       2001        2000
                                                     -------     -------
ASSETS:
Properties, plants, contracts and equipment, net ..  $ 6,527     $ 5,349
Goodwill ..........................................    3,639       3,673
Other assets ......................................    2,452       2,659
                                                     -------     -------
                                                     $12,618     $11,681
                                                     =======     =======
LIABILITIES AND SHAREHOLDERS' EQUITY:
Term debt .........................................  $ 7,163     $ 5,919
Redeemable preferred securities ...................    1,009       1,032
Other liabilities and minority interests ..........    2,734       3,154
                                                     -------     -------
                                                      10,906      10,105
Shareholders' equity ..............................    1,712       1,576
                                                     -------     -------
                                                     $12,618     $11,681
                                                     =======     =======

    Condensed consolidated statements of earnings of MidAmerican for the year ending December 31, 2001 and for the period from March 14, 2000 through December 31, 2000 are as follows. Amounts are in millions.

                                                            2001           2000
                                                           ------         ------
REVENUES:
Operating revenue ..................................       $5,061         $3,946
Other income .......................................          276             94
                                                           ------         ------
                                                            5,337          4,040
                                                           ------         ------
COSTS AND EXPENSES:
Cost of sales and operating expenses ...............        3,794          3,041
Depreciation and amortization ......................          539            383
Interest expense and minority interest .............          606            482
                                                           ------         ------
                                                            4,939          3,906
                                                           ------         ------
Income before taxes ................................          398            134

Income taxes .......................................          250             53
Cumulative effect of accounting change .............            5             --
                                                           ------         ------
Net income .........................................       $  143         $   81
                                                           ======         ======

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(4) INVESTMENTS IN SECURITIES WITH FIXED MATURITIES

    Data with respect to investments in securities with fixed maturities are shown below (in millions).

                                                      Amortized  Unrealized  Unrealized      Fair
       December 31, 2001(1)                            Cost(2)     Gains       Losses        Value
                                                       -------     -----      --------      -------
Available for sale:
   Bonds:
     U.S. Treasury securities and obligations of
         U.S. government corporations and agencies ..  $ 8,969     $  62      $   (212)     $ 8,819
     Obligations of states, municipalities
         and political subdivisions .................    7,390        98           (43)       7,445
     Obligations of foreign governments .............    2,460        55           (15)       2,500
     Corporate bonds ................................    5,802       427          (498)       5,731
   Redeemable preferred stocks ......................       93         1            (4)          90
   Mortgage-backed securities .......................   11,379       257            (2)      11,634
                                                       -------     -----      --------      -------
                                                        36,093       900          (774)      36,219
Held to maturity securities .........................      290        94             -          384
                                                       -------     -----      --------      -------
                                                       $36,383     $ 994      $   (774)     $36,603
                                                       =======     =====      ========      =======

                                                      Amortized  Unrealized  Unrealized       Fair
       December 31, 2000(1)                            Cost(2)     Gains       Losses        Value
                                                       -------     -----      --------      -------
Available for sale:
   Bonds:
     U.S. Treasury securities and obligations of
         U.S. government corporations and agencies...  $ 3,662     $  26      $     (9)     $ 3,679
     Obligations of states, municipalities
         and political subdivisions .................    8,185        45           (57)       8,173
     Obligations of foreign governments .............    1,944        19           (20)       1,943
     Corporate bonds ................................    5,918       147          (209)       5,856
   Redeemable preferred stocks ......................      102         -            (5)          97
   Mortgage-backed securities .......................   12,609       275           (65)      12,819
                                                       -------     -----      --------      -------
                                                       $32,420     $ 512      $   (365)     $32,567
                                                       =======     =====      ========      =======

(1) Amounts above exclude securities with fixed maturities held by finance and financial products businesses. See Note 9.

(2) In connection with the acquisition of General Re on December 21, 1998, fixed maturity securities with a fair value of $17.6 billion were acquired. Such amount was approximately $1.2 billion in excess of General Re's historical amortized cost. The unamortized excess amount was $565 million at December 31, 2001 and $680 million at December 31, 2000.

    Shown below are the amortized cost and estimated fair values of securities with fixed maturities at December 31, 2001, by contractual maturity dates. Actual maturities will differ from contractual maturities because issuers of certain of the securities retain early call or prepayment rights. Amounts are in millions.

                                                        Amortized         Fair
                                                           Cost           Value
                                                         --------       --------
       Due in one year or less........................   $  2,498       $  2,563
       Due after one year through five years..........      5,141          5,265
       Due after five years through ten years.........      6,022          6,016
       Due after ten years............................     11,281         11,063
                                                         --------       --------
                                                           24,942         24,907
       Mortgage-backed securities.....................     11,441         11,696
                                                         --------       --------
                                                          $36,383        $36,603
                                                         ========       ========

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(5) INVESTMENTS IN EQUITY SECURITIES

    Data with respect to investments in equity securities are shown below. Amounts are in millions.

                                                          Unrealized             Fair
                                         Cost                Gains               Value
                                        -------             -------             -------
    December 31, 2001

Common stock of:
   American Express Company(1) ....     $ 1,470             $ 3,940             $ 5,410
   The Coca-Cola Company ..........       1,299               8,131               9,430
   The Gillette Company ...........         600               2,606               3,206
   Wells Fargo & Company ..........         306               2,009               2,315
Other equity securities ...........       4,868               3,446               8,314
                                        -------             -------             -------
                                        $ 8,543             $20,132(2)          $28,675
                                        =======             =======             =======

                                                        Unrealized            Fair
                                         Cost              Gains              Value
                                       -------            -------            -------
     December 31, 2000

Common stock of:
   American Express Company(1) ....    $ 1,470            $ 6,859            $ 8,329
   The Coca-Cola Company ..........      1,299             10,889             12,188
   The Gillette Company ...........        600              2,868              3,468
   Wells Fargo & Company ..........        319              2,748              3,067
Other equity securities ...........      6,714              3,853             10,567
                                       -------            -------            -------
                                       $10,402            $27,217(2)         $37,619
                                       =======            =======            =======


(1) Common shares of American Express Company ("AXP") owned by Berkshire and its subsidiaries possessed approximately 11% of the voting rights of all AXP shares outstanding at December 31, 2001. The shares are held subject to various agreements with certain insurance and banking regulators which, among other things, prohibit Berkshire from (i) seeking representation on the Board of Directors of AXP (Berkshire may agree, if it so desires, at the request of management or the Board of Directors of AXP to have no more than one representative stand for election to the Board of Directors of AXP) and
    (ii) acquiring or retaining shares that would cause its ownership of AXP voting securities to equal or exceed 17% of the amount outstanding (should Berkshire have a representative on the Board of Directors, such amount is limited to 15%). In connection therewith, Berkshire has entered into an agreement with AXP which became effective when Berkshire's ownership interest in AXP voting securities reached 10% and will remain effective so long as Berkshire owns 5% or more of AXP's voting securities. The agreement obligates Berkshire, so long as Kenneth Chenault is chief executive officer of AXP, to vote its shares in accordance with the recommendations of AXP's Board of Directors. Additionally, subject to certain exceptions, Berkshire has agreed not to sell AXP common shares to any person who owns 5% or more of AXP voting securities or seeks to control AXP, without the consent of AXP.

(2) Net of unrealized losses of $143 million and $77 million as of December 31, 2001 and 2000, respectively.

(6) REALIZED INVESTMENT GAINS (LOSSES)

    Realized gains (losses) from sales and redemptions of investments are summarized below (in millions). Realized losses include impairment charges of $247 million in 2001.

                                                 2001         2000        1999
                                               -------      -------      -------
Equity securities and other investments --
   Gross realized gains .....................  $ 1,522      $ 4,467      $ 1,507
   Gross realized losses ....................     (369)        (317)         (77)
Securities with fixed maturities --
   Gross realized gains .....................      411          153           39
   Gross realized losses ....................     (201)        (348)        (104)
                                               -------      -------      -------
                                               $ 1,363      $ 3,955      $ 1,365
                                               =======      =======      =======

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(7) RECEIVABLES

    Receivable balances as of December 31, 2001 and 2000 are as follows (in millions).

                                                           2001           2000
                                                         -------         -------
Insurance and reinsurance premiums .............         $ 5,571         $ 5,624
Ceded loss reserves ............................           2,959           2,997
Trade receivables and other ....................           3,396           3,143
                                                         -------         -------
                                                         $11,926         $11,764
                                                         =======         =======

(8) ACCOUNTS PAYABLE, ACCRUALS AND OTHER LIABILITIES

    Accounts payable, accruals and other liabilities as of December 31, 2001 and 2000 are as follows (in millions).

                                                            2001            2000
                                                            ----            ----
Life and health insurance benefits ...............         $2,058         $1,959
Other balances due to policyholders ..............          3,319          3,554
Trade payables and other .........................          4,249          2,861
                                                           ------         ------
                                                           $9,626         $8,374
                                                           ======         ======

(9) FINANCE AND FINANCIAL PRODUCTS BUSINESSES

    Berkshire's finance and financial products businesses consist of numerous businesses engaged in a variety of activities. The principal business activities include proprietary investing (BH Finance), real estate financing (Berkshire Hathaway Credit Corporation), transportation equipment leasing (XTRA Corporation, acquired in September 2001), risk management products (General Re Securities or "GRS"), annuities (Berkshire Hathaway Life Insurance Company of Nebraska) and Berkadia LLC (see Note (c) below).

    In January 2002, General Re announced that it would commence a long-term run-off of GRS. The run-off is expected to occur over a period of years, during which, GRS will limit its new business to certain risk management transactions and will unwind its existing asset and liability positions in an orderly manner.

    Assets and liabilities of Berkshire's finance and financial products businesses as of December 31, 2001 and 2000 are summarized below (in millions).

                                                                                 2001        2000
                                                                               -------     -------
ASSETS
Cash and cash equivalents ..................................................   $ 1,185     $   341
Investments in securities with fixed maturities:
   Held-to-maturity, at cost (fair value $1,888 in 2001; $1,734 in 2000) ...     1,813       1,664
   Available-for-sale, at fair value (cost $21,125 in 2001; $880 in 2000)* .    21,061         880
   Trading, at fair value (cost $2,297 in 2001; $5,194 in 2000) ............     2,252       5,244
Trading account assets .....................................................     5,561       5,429
Loans and other receivables ................................................     6,262       1,186
Securities purchased under agreements to resell ............................       333         680
Other ......................................................................     3,124       1,405
                                                                               -------     -------
                                                                               $41,591     $16,829
                                                                               =======     =======
LIABILITIES
Securities sold under agreements to repurchase .............................   $21,465     $ 3,386
Securities sold but not yet purchased ......................................       354         715
Trading account liabilities ................................................     4,803       4,974
Notes payable and other borrowings** .......................................     9,019       2,116
Annuity reserves and policyholder liabilities ..............................       894         868
Other ......................................................................     1,256       2,671
                                                                               -------     -------
                                                                               $37,791     $14,730
                                                                               =======     =======

* Consists primarily of U.S. Treasury securities and obligations of U.S. government corporations and agencies.

** Payments of principal amounts of notes payable and other borrowings during the next five years are due as follows (in millions).

                   2002       2003      2004       2005       2006
                   ----       ----      ----       ----       ----
                  $2,405      $490      $459        $73      $5,022

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Income of Berkshire's finance and financial products businesses is shown below (in millions).

                                                     2001       2000       1999
                                                    ------     ------     -----
REVENUES
Interest income ..................................  $1,377     $  910     $ 737
Realized investment gain .........................     120        367       103
Unrealized investment gain (loss) ................       5        177      (221)
Other ............................................      62         51       368
                                                    ------     ------     -----

                                                     1,564      1,505       987
                                                    ------     ------     -----
COST AND EXPENSES

Annuity expenses .................................      57         54        53
Selling, general and administrative expenses .....     180        123       228
Interest expense .................................     759        772       581
                                                    ------     ------     -----

                                                       996        949       862
                                                    ------     ------     -----

EARNINGS BEFORE INCOME TAXES .....................  $  568     $  556     $ 125
                                                    ======     ======     =====


Additional information regarding Berkshire's finance and financial products business follows:

    a) Significant accounting policies

    Investment securities (principally fixed maturity and equity investments) that are acquired with the expectation of selling them in the near term are classified as trading securities. Such assets are carried at fair value. Realized and unrealized gains and losses related to securities classified as trading are included in income. Trading account assets and liabilities are marked-to-market on a daily basis and represent the estimated fair values of derivatives in net gain positions (assets) and in net loss positions (liabilities). The net gains and losses reflect reductions permitted under master netting agreements with counterparties.

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

    GRS is engaged as a dealer in various types of derivative instruments, including interest rate, currency and equity swaps and options, as well as structured finance products. These instruments are carried at their current estimates of fair value, which is a function of underlying interest rates, currency rates, security values, volatilities and the creditworthiness of counterparties. Future changes in these factors or a combination thereof may affect the fair value of these instruments with any resulting adjustment to be included currently in the Consolidated Statements of Earnings. The net fair values of derivative contracts reflect the legal right to net transactions through qualifying master netting arrangements with various counterparties. The carrying values of trading account assets and trading account liabilities reflect a net decrease of $18,129 million at December 31, 2001 and $14,275 million at December 31, 2000 as a result of the netting arrangements.

    Annuity reserves and policyholder liabilities are carried at the present value of the actuarially determined ultimate payment amounts discounted at market interest rates existing at the inception of the contracts. Such interest rates range from 5% to 8%. Periodic accretions of the discounted liabilities are included in annuity expenses.

    b) Derivative instruments

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(9) FINANCE AND FINANCIAL PRODUCTS BUSINESSES (Continued)

    b) Derivative instruments (Continued)

    The derivative financial instruments involve, to varying degrees, elements of market, credit, and liquidity risks. Market risk is the possibility that future changes in market conditions may make the derivative financial instrument less valuable. The level of market risk is influenced by factors such as volatility, correlation and liquidity. GRS controls market risk exposures by taking offsetting positions in either cash instruments or other derivatives. GRS manages its exposures on a portfolio basis and monitors its market risk on a daily basis across all products by calculating the effect on operating results of potential changes in market variables over a one week period. GRS has established $22 million as its value at risk (VAR) limit with a 99th percentile confidence interval for potential losses over a weekly horizon.

    Credit risk is defined as the possibility that a loss may occur from the failure of another party to perform in accordance with the terms of the contract which exceeds the value of existing collateral, if any. The derivative's risk of credit loss is generally a small fraction of notional value of the instrument and is represented by the fair value of the derivative financial instrument. GRS evaluates and records a fair value adjustment against trading revenue to recognize counterparty credit exposure and future costs associated with administering each contract. The fair value adjustment for counterparty credit exposures and future administrative costs on existing contracts was $126.1 million at December 31, 2001. Counterparty credit limits are established, and credit exposures are monitored in accordance with these limits. GRS receives cash and/or investment grade securities from certain counterparties as collateral and, where appropriate, may purchase credit insurance or enter into other transactions to mitigate its credit exposure. GRS also incorporates into contracts with certain counterparties provisions which allow the unwinding of these transactions in the event of a downgrade in credit rating or other indications of decline in creditworthiness of the counterparty.

    At December 31, 2001, GRS had accepted collateral that is permitted by contract or industry practice to sell or repledge with a fair value of $1,150 million. Of the securities held as collateral, approximately $41 million were repledged as of December 31, 2001. At December 31, 2001, securities owned by GRS with a fair value of approximately $347 million (which includes $41 million of repledged securities as described above) were pledged against derivative transactions with a fair value of $550 million. Further, securities with a fair value of approximately $97 million were pledged against futures positions at two futures clearing brokers. Contractual terms with counterparties often require additional collateral to be posted immediately in the event of a decline in the financial rating of the counterparty or its guarantor.

    Assuming non-performance by all counterparties on all contracts potentially subject to a loss, the maximum potential loss, based on the cost of replacement, net of collateral held, at market rates prevailing at December 31, 2001 approximated $4,375 million. The following table presents GRS's derivatives portfolio by counterparty credit quality and maturity at December 31, 2001. The amounts shown under gross exposure in the table are before consideration of netting arrangements and collateral held by GRS. Net fair value shown in the table represents unrealized gains on financial instrument contracts in gain positions, net of any unrealized loss owed to these counterparties on offsetting positions. Net exposure shown in the table that follows is net fair value less collateral held by GRS. Amounts are in millions.

                              Gross Exposure
                  ----------------------------------------    Net Fair     Net     Percentage
                   0 - 5     6 - 10     Over 10     Total       Value    Exposure   of Total
                  -------    ------     ------     -------     ------     ------      ---
Credit quality
AAA ............  $ 1,735    $  738     $1,058     $ 3,531     $1,295     $1,295       29%
AA .............    4,913     3,761      2,719      11,393      2,521      1,969       45
A ..............    3,224     2,238      1,681       7,143      1,338      1,033       24
BBB and Below ..    1,050       404        133       1,587        371         78        2
                  -------    ------     ------     -------     ------     ------      ---
     Total .....  $10,922    $7,141     $5,591     $23,654     $5,525     $4,375      100%
                  =======    ======     ======     =======     ======     ======      ===

    Liquidity risk can arise from funding of GRS's portfolio of open transactions. Movements in underlying market variables affect both future cash flows related to the transactions and collateral required to cover the value of open positions. Strategies have been developed to ensure GRS has sufficient resources to cover its potential liquidity needs through its access to General Re Corporation's (the parent company of GRS) internal sources of liquidity, commercial paper program, lines of credit and medium-term program.

    c) Berkadia LLC

    On August 21, 2001, Berkshire and Leucadia National Corporation ("Leucadia"), through Berkadia LLC, a newly formed and jointly owned entity formed for this purpose, loaned $5.6 billion on a senior secured basis (the "Berkadia Loan") to FINOVA Capital Corporation, ("FNV Capital") a subsidiary of The FINOVA Group ("FNV"). The Berkadia Loan was made in connection with a restructuring of all of FNV Capital's outstanding bank debt and publicly traded debt securities. As of December 31, 2001, the unpaid balance of the Berkadia Loan was $4.9 billion and is included in loans and other receivables.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    c) Berkadia LLC (Continued)

    Berkadia financed the entire Berkadia Loan through a third party lending facility led by Fleet Bank ("Fleet Loan"). Both the Berkadia Loan and the Fleet Loan are due on August 20, 2006. Under the terms of the Fleet Loan, Berkadia is obligated to use the proceeds received from principal prepayments on the Berkadia Loan to prepay the Fleet Loan. Since the end of 2001, FNV Capital has prepaid $1.0 billion aggregate principal amount of the Berkadia Loan and Berkadia has repaid a like amount to its lenders. The Fleet Loan is collateralized by the Berkadia Loan. Among other things, the Fleet Loan requires that FNV maintain a minimum ratio of its consolidated assets to the outstanding Fleet Loan balance. Berkadia is required to pay down the loan to the extent such ratio is under the minimum. Berkshire provided Berkadia's lenders with a 90% primary guaranty of the Berkadia Loan and also provided a secondary guaranty to the 10% primary guaranty provided by Leucadia. Berkshire has a 90% economic interest in Berkadia's loan to FNV Capital and Berkadia's borrowings from the lending facility.

    In connection with the restructuring and concurrent with the loan to FNV Capital, Berkadia received 61,020,581 shares of FNV common stock representing 50% of the total FNV outstanding shares. Berkadia initially recorded the FNV common stock at fair value and subsequently accounted for the stock pursuant to the equity method. The value assigned to the stock increased the discount on the Berkadia Loan, which will subsequently be accreted into interest income over the life of the Berkadia Loan. Berkshire and Leucadia each have a 50% economic interest in Berkadia's ownership of the FNV common stock. Due to post-August 21 operating losses of FNV, the investment in FNV common stock was completely written off. Consequently, the equity method was suspended as of September 30, 2001.

    d) Other investment

    On July 1, 1998, Value Capital L.P., a limited partnership commenced operations. A wholly owned subsidiary of Berkshire is a limited partner in Value Capital. The partnership's investment objective is to achieve income and capital growth from investments and arbitrage in fixed income investments. Berkshire accounts for this investment pursuant to the equity method. Since inception Berkshire has contributed $430 million to the partnership. At December 31, 2001, the carrying value of $542 million (including Berkshire's share of accumulated earnings of $112 million) is included as a component of other assets on the preceding summary of assets and liabilities. Neither Berkshire nor any of its subsidiaries provides or will provide any financial support of the obligations of this partnership or of the other partners. As a limited partner, Berkshire's exposure to loss is limited to the carrying value of its investment.

(10) UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

     Supplemental data with respect to unpaid losses and loss adjustment expenses of property/casualty insurance subsidiaries (in millions) is as follows.

                                                                          2001          2000          1999
                                                                        --------      --------      --------
Unpaid losses and loss adjustment expenses:
   Gross liabilities at beginning of year ............................  $ 33,022      $ 26,802      $ 23,012
   Ceded losses and deferred charges .................................    (5,590)       (3,848)       (2,727)
                                                                        --------      --------      --------
   Net balance .......................................................    27,432        22,954        20,285
                                                                        --------      --------      --------
Incurred losses recorded:
   Current accident year .............................................    15,608        15,252        11,275
   All prior accident years ..........................................     1,165           211          (192)
                                                                        --------      --------      --------
   Total incurred losses .............................................    16,773        15,463        11,083
                                                                        --------      --------      --------
Payments with respect to:
   Current accident year .............................................     4,435         4,589         3,648
   All prior accident years ..........................................     5,366         5,890         4,532
                                                                        --------      --------      --------
   Total payments ....................................................     9,801        10,479         8,180
                                                                        --------      --------      --------
Unpaid losses and loss adjustment expenses:
   Net balance at end of year ........................................    34,404        27,938        23,188
   Ceded losses and deferred charges .................................     6,189         5,590         3,848
   Foreign currency translation adjustment ...........................        30          (722)         (234)
   Net liabilities assumed in connection with business acquisitions ..        93           216            --
                                                                        --------      --------      --------
Gross liabilities at end of year .....................................  $ 40,716      $ 33,022      $ 26,802
                                                                        ========      ========      ========

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(10) UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES (Continued)

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

     The accompanying Consolidated Statement of Earnings for 2001 includes estimated pre-tax underwriting losses of approximately $2.4 billion resulting from the terrorist attack in the U.S. on September 11, 2001. This amount is included in the table as incurred loss -- current accident year. Berkshire's management believes it will literally take years to resolve complicated coverage issues, which could produce a material change in the ultimate loss amount.

     Incurred losses "all prior accident years" reflects the amount of estimation error charged or credited to earnings in each year with respect to the liabilities established as of the beginning of that year. During 2001, Berkshire's insurance subsidiaries recorded additional losses of $1,165 million in connection with losses occurring in years prior to 2001. This amount includes $878 million arising from General Re's traditional North American property/casualty business. The net effect of General Re's prior year reserve adjustments was a reduction of pre-tax income of approximately $800 million due to additional premiums triggered by the losses. Most of the reserve increases were taken in several casualty lines of businesses.

     Prior accident years' losses incurred also include amortization of deferred charges related to retroactive reinsurance contracts incepting prior to the current year. Amortization charges included in prior accident years' losses were $328 million in 2001, $145 million in 2000 and $59 million in 1999. The increases in such charges in 2001 and 2000 are the result of several new contracts written over the past three years. The unamortized balance of deferred charges was $3,232 million at December 31, 2001 compared to $2,593 million at December 31, 2000. Net discounted liabilities at December 31, 2001 and 2000 were $1,834 million and $1,531 million, respectively. Periodic accretions of these liabilities are also a component of prior year losses incurred. See Note 1 for additional information.

     Berkshire has exposure to environmental, asbestos and other latent injury claims arising from insurance and reinsurance contracts. Loss reserve estimates for environmental and asbestos exposures include case basis reserves, which also reflect reserves for legal and other loss adjustment expenses and incurred but not reported ("IBNR") reserves. IBNR reserves are determined based upon Berkshire's historic general liability exposure base and policy language, previous environmental and loss experience and the assessment of current trends of environmental law, environmental cleanup costs, asbestos liability law and judgmental settlements of asbestos liabilities.

     The liabilities for environmental and latent injury claims and claims expenses net of reinsurance recoverables were approximately $6.3 billion at December 31, 2001. Approximately, $5.0 billion of these reserves were assumed under retroactive reinsurance contracts written by the Berkshire Hathaway Reinsurance Group. Claims arising from these contracts are subject to aggregate policy limits. Thus, Berkshire's exposure to environmental and latent injury claims under these contracts are, likewise, limited.

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

(11) BORROWINGS UNDER INVESTMENT AGREEMENTS AND OTHER DEBT

     Liabilities as of December 31, 2001 and 2000 for this balance sheet caption are as follows (in millions).

                                                                  2001       2000
                                                                 ------     ------
Commercial paper and other short-term borrowings ..............  $1,777     $  991
Borrowings under investment agreements ........................     478        508
General Re Corporation 9% debentures due 2009 (non-callable) ..     150        150
GEICO Corporation 7.35% debentures due 2023 (non-callable) ....     160        160
Other debt due 2002 -- 2028 ...................................     920        854
                                                                 ------     ------
                                                                 $3,485     $2,663
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Borrowings under investment agreements are made pursuant to contracts calling for interest payable, normally semiannually, at fixed rates ranging from 2.5% to 8.6% per annum. Contractual maturities of borrowings under investment agreements generally range from 3 months to 30 years. Under certain conditions, these borrowings may be redeemable prior to the contractual maturity dates.

     Other debt includes variable and fixed rate term bonds and notes issued by various of Berkshire subsidiaries. These obligations generally, are redeemable prior to maturity at the option of the issuing company.

     No materially restrictive covenants are included in any of the various debt agreements. Payments of principal amounts expected during the next five years are as follows (in millions).

                         2002       2003     2004      2005     2006
                         ----       ----     ----      ----     ----
                        $1,835       $53      $40      $415      $98

     During the second quarter of 2001, Berkshire filed a shelf registration to issue up to $700 million in new debt securities at a future date. The intended purpose of the future issuance of debt is to fund the repayment of borrowings of certain Berkshire subsidiaries. The timing and amount of the debt to be issued under the shelf registration has not yet been determined.

(12) INCOME TAXES

     The liability for income taxes as of December 31, 2001 and 2000 as reflected in the accompanying Consolidated Balance Sheets is as follows (in millions).

                                              2001         2000
                                            --------      -------
              Payable currently .......     $   (272)     $   522
              Deferred ................        7,293        9,603
                                            --------      -------
                                            $  7,021      $10,125
                                            ========      =======

     The Consolidated Statements of Earnings reflect charges for income taxes as shown below (in millions).

                                        2001            2000             1999
                                      -------          -------          -------
Federal .....................         $   629          $ 2,136          $   748
State .......................              68               32               43
Foreign .....................             (77)            (150)              61
                                      -------          -------          -------
                                      $   620          $ 2,018          $   852
                                      =======          =======          =======
Current .....................         $   109          $ 2,012          $ 1,189
Deferred ....................             511                6             (337)
                                      -------          -------          -------
                                      $   620          $ 2,018          $   852
                                      =======          =======          =======

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are shown below (in millions).

                                                                      2001          2000
                                                                    --------      --------
          Deferred tax liabilities:
             Relating to unrealized appreciation of investments ..  $  7,078      $  9,571
             Deferred charges reinsurance assumed ................     1,131           916
             Investments .........................................       382           441
             Other ...............................................     1,552           717
                                                                    --------      --------
                                                                      10,143        11,645
                                                                    --------      --------
          Deferred tax assets:
             Unpaid losses and loss adjustment expenses ..........      (752)       (1,061)
             Unearned premiums ...................................      (294)         (227)
             Other ...............................................    (1,804)         (754)
                                                                    --------      --------
                                                                      (2,850)       (2,042)
                                                                    --------      --------
          Net deferred tax liability .............................  $  7,293      $  9,603
                                                                    ========      ========

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(12) INCOME TAXES (Continued)

     Charges for income taxes are reconciled to hypothetical amounts computed at the Federal statutory rate in the table shown below (in millions).

                                                             2001          2000        1999
                                                             ----          ----        ----
   Earnings before income taxes .........................  $ 1,469      $ 5,587      $ 2,450
                                                           =======      =======      =======
   Hypothetical amounts applicable to above
      computed at the Federal statutory rate ............  $   514      $ 1,955      $   858
   Decreases resulting from:
      Tax-exempt interest income ........................     (123)        (135)        (145)
      Dividends received deduction ......................     (129)        (116)         (95)
   Goodwill amortization ................................      191          240          161
   State income taxes, less Federal income tax benefit ..       44           21           28
   Foreign tax rate differential ........................       82           34           45
   Other differences, net ...............................       41           19           --
                                                           -------      -------      -------
   Total income taxes ...................................  $   620      $ 2,018      $   852
                                                           =======      =======      =======

(13) DIVIDEND RESTRICTIONS -- INSURANCE SUBSIDIARIES

     Payments of dividends by insurance subsidiaries are restricted by insurance statutes and regulations. Without prior regulatory approval, insurance subsidiaries may pay up to approximately $637 million as dividends from insurance subsidiaries during 2002.

     Combined shareholders' equity of U.S. based property/casualty insurance subsidiaries determined pursuant to statutory accounting rules (Statutory Surplus as Regards Policyholders) was approximately $27.2 billion at December 31, 2001 and $41.5 billion at December 31, 2000. Effective January 1, 2001, Berkshire's insurance companies adopted several new statutory accounting policies as required under the Codification of Statutory Accounting Principles. Upon adoption of the new statutory accounting policies, the combined statutory surplus of Berkshire's insurance businesses declined approximately $8.0 billion to $33.5 billion as of January 1, 2001. The most significant new accounting policy related to the recording of net deferred income tax liabilities, which included deferred taxes on existing unrealized gains in equity securities. During 2001, combined statutory surplus declined further, primarily as a result of a decline in the net unrealized appreciation of certain equity investments.

     Statutory surplus differs from the corresponding amount determined on the basis of GAAP. The major differences between statutory basis accounting and GAAP are that deferred charges-reinsurance assumed, deferred policy acquisition costs, unrealized gains and losses on investments in securities with fixed maturities and related deferred income taxes are recognized under GAAP but not for statutory reporting purposes. In addition, statutory accounting for goodwill of acquired businesses requires amortization over 10 years, compared to 40 years under GAAP.

(14) COMMON STOCK

     Changes in issued and outstanding Berkshire common stock during the three years ended December 31, 2001 are shown in the table below.

                                                       Class A Common, $5 Par Value     Class B Common $0.1667 Par Value
                                                       ----------------------------     --------------------------------
                                                       (1,650,000 shares authorized)     (55,000,000 shares authorized)
                                                       Shares Issued and Outstanding      Shares Issued and Outstanding
                                                       ----------------------------     --------------------------------
   Balance December 31, 1998 .............................        1,349,535                     5,070,379
   Conversions of Class A common stock
      to Class B common stock and other ..................           (7,872)                      296,576
                                                                 ----------                     ---------
   Balance December 31, 1999 .............................        1,341,663                     5,366,955
   Common stock issued in connection
      with acquisitions of businesses ....................            3,572                         1,626
   Conversions of Class A common stock
      to Class B common stock and other ..................           (1,331)                      101,205
                                                                 ----------                     ---------
   Balance December 31, 2000 .............................        1,343,904                     5,469,786
   Conversions of Class A common stock
      to Class B common stock and other ..................          (20,494)                      674,436
                                                                 ----------                     ---------
   Balance December 31, 2001 .............................        1,323,410                     6,144,222
                                                                 ==========                     =========

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(15) FAIR VALUES OF FINANCIAL INSTRUMENTS

     The estimated fair values of Berkshire's financial instruments as of December 31, 2001 and 2000, are as follows (in millions).

                                                                  Carrying Value             Fair Value
                                                                 ----------------         ----------------
                                                                 2001        2000         2001        2000
                                                                 ----        ----         ----        ----
   Investments in securities with fixed maturities ...........  $36,509     $32,567     $36,603     $32,567
   Investments in equity securities ..........................   28,675      37,619      28,675      37,619
   Assets of finance and financial products businesses .......   41,591      16,829      41,710      16,913
   Borrowings under investment agreements and other debt .....    3,485       2,663       3,624       2,704
   Liabilities of finance and financial products businesses ..   37,791      14,730      37,917      14,896

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

(16) LITIGATION

     GEICO has been named as a defendant in a number of class action lawsuits related to the use of replacement repair parts not produced by the original auto manufacturer, the calculation of "total loss" value and whether to pay diminished value as part of the settlement of certain claims. Management intends to vigorously defend GEICO's position on these claim settlement procedures. However, these lawsuits are in various stages of development and the ultimate outcome cannot be reasonably determined.

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

(17) INSURANCE PREMIUM AND SUPPLEMENTAL CASH FLOW INFORMATION

     Premiums written and earned by Berkshire's property/casualty and life/health insurance businesses during each of the three years ending December 31, 2001 are summarized below. Dollars are in millions.

                                        Property/Casualty                          Life/Health
                                --------------------------------          ------------------------------
                                2001          2000          1999          2001         2000         1999
                                ----          ----          ----          ----         ----         ----
Premiums Written:
      Direct ..............   $  8,294      $  6,858      $  5,798
      Assumed .............      9,332        11,270         7,951      $ 2,162      $ 2,520      $ 1,981
      Ceded ...............       (890)         (729)         (818)        (157)        (257)        (245)
                              --------      --------      --------      -------      -------      -------
                              $ 16,736      $ 17,399      $ 12,931      $ 2,005      $ 2,263      $ 1,736
                              ========      ========      ========      =======      =======      =======
   Premiums Earned:
      Direct ..............   $  7,654      $  6,666      $  5,606
      Assumed .............      9,097        11,036         7,762      $ 2,143      $ 2,513      $ 1,971
      Ceded ...............       (834)         (620)         (788)        (155)        (252)        (245)
                              --------      --------      --------      -------      -------      -------
                              $ 15,917      $ 17,082      $ 12,580      $ 1,988      $ 2,261      $ 1,726
                              ========      ========      ========      =======      =======      =======

Insurance premiums written by geographic region (based upon the domicile of the insured) are summarized below.

                                     Property/Casualty                    Life/Health
                                -----------------------------       --------------------------
                                2001        2000         1999       2001       2000       1999
                                ----        ----         ----       ----       ----       ----
   United States ...........  $13,319     $11,409      $ 8,862     $1,176     $1,296     $  970
   Western Europe ..........    2,352       5,064*       2,000        518        633        539
   All other ...............    1,065         926        2,069        311        334        227
                              -------     -------      -------     ------     ------     ------
                              $16,736     $17,399      $12,931     $2,005     $2,263     $1,736
                              =======     =======      =======     ======     ======     ======

* Premiums attributed to Western Europe include $2,438 million from a single reinsurance policy.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(17) INSURANCE PREMIUM AND SUPPLEMENTAL CASH FLOW INFORMATION (Continued)

     A summary of supplemental cash flow information is presented in the following table (in millions).

                                                                                2001       2000        1999
                                                                                ----       ----        ----
Cash paid during the year for:
        Income taxes ........................................................  $  905     $1,396     $2,215
        Interest of finance and financial products businesses ...............     672        794        513
        Other interest ......................................................     225        157        136
   Non-cash investing and financing activities:
        Liabilities assumed in connection with acquisitions of businesses ...   3,507        901         61
        Common shares issued in connection with acquisitions of businesses ..      --        224         --
        Contingent value of Exchange Notes recognized in earnings ...........     105        117         87
        Value of equity securities used to redeem Exchange Notes ............     228        278        298

(18) PENSION PLANS

     Certain Berkshire insurance and non-insurance subsidiaries individually sponsor defined benefit pension plans covering their employees. Benefits under the plans are generally based on years of service and compensation, although benefits under certain plans are based on years of service and fixed benefit rates. Funding policies are generally to contribute amounts required to meet regulatory requirements plus additional amounts determined by management based on actuarial valuations. Most U.S. plans are funded through assets held in trust. However, pension obligations under plans for non-U.S. employees are unfunded. Plan assets are primarily invested in fixed income obligations of U.S. Government Corporations and agencies and cash equivalents and equity securities.

     The components of net periodic pension expense for all plans are as follows (in millions).

                                                         2001      2000      1999
                                                         ----      ----      ----
Service cost .........................................  $  71      $ 44      $ 44
Interest cost ........................................    140        73        66
Expected return on plan assets .......................   (136)      (73)      (66)
Net amortization, deferral and other .................      2        (2)        6
                                                        -----      ----      ----
Net pension expense ..................................  $  77      $ 42      $ 50
                                                        =====      ====      ====

     Changes in projected benefit obligations and plan assets are as follows (in millions).

                                                                        2001          2000
                                                                       -------      -------
Projected benefit obligation, beginning of year .....................  $ 1,335      $   978
Service cost ........................................................       71           44
Interest cost .......................................................      140           73
Benefits paid .......................................................     (101)         (53)
Benefit obligations of acquired businesses ..........................      730          257
Actuarial (gain) loss and other .....................................      208           36
                                                                       -------      -------
Projected benefit obligation, end of year ...........................  $ 2,383      $ 1,335
                                                                       =======      =======


Plan assets at fair value, beginning of year ........................  $ 1,433      $ 1,015
Employer contributions ..............................................       34           10
Benefits paid .......................................................      (98)         (49)
Plan assets of acquired businesses ..................................      707          346
Actual return on plan assets ........................................      140          112
Expenses and other ..................................................       (2)          (1)
                                                                       -------      -------
Plan assets at fair value, end of year ..............................  $ 2,214      $ 1,433
                                                                       =======      =======

     The funded status of the plans is as follows (in millions)

                                                            Dec. 31,     Dec. 31,
                                                              2001         2000
                                                             -----        -----
Plan assets over (under) benefit obligations ............    $(169)       $  98
Unrecognized net actuarial gains and other ..............     (107)        (308)
                                                             -----        -----
Accrued benefit cost liability ..........................    $(276)       $(210)
                                                             =====        =====

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Four of Berkshire's recently acquired businesses sponsor defined benefit plans. Certain actuarial assumptions which were being used to value the assets and obligations of these plans at the time of acquisition have been revised in 2001 to better reflect the current economic environment and in particular the recent decline in interest rates. The total funded status for plans with benefit obligations in excess of assets was $424 million and $211 million as of December 31, 2001 and 2000, respectively.

     Weighted average assumptions used in determining projected benefit obligations were as follows.

                                                                    2001      2000
                                                                    ----      ----
Discount rate ...............................................       6.6        7.4
Discount rate -- non-U.S. plans .............................       5.9        6.0
Long-term expected rate of return on plan assets ............       6.5        8.3
Rate of compensation increase ...............................       4.8        5.1
Rate of compensation increase -- non-U.S. plans .............       4.5        3.5

     Most Berkshire subsidiaries also have defined contribution retirement plans, such as a 401(k) or profit sharing plans. The plans generally cover all employees who meet specified eligibility requirements. Employee contributions to the plans are subject to regulatory limitations and the specific plan provisions. Berkshire subsidiaries generally match these contributions up to levels specified in the plans, and may make additional discretionary contributions as determined by management. The total expenses related to employer contributions for these plans were $70 million, $80 million and $144 million for the years ended December 31, 2001, 2000 and 1999, respectively.

(19) BUSINESS SEGMENT DATA

       Information related to Berkshire's reportable business operating segments is shown below.

Business Identity                                 Business Activity
-----------------                                 -----------------
GEICO                                             Underwriting private passenger automobile insurance
                                                  mainly by direct response methods

General Re                                        Underwriting excess-of-loss, quota-share and
                                                  facultative reinsurance worldwide

Berkshire Hathaway Reinsurance Group              Underwriting excess-of-loss and quota-share reinsurance for property and casualty insurers and reinsurers

Berkshire Hathaway Primary Insurance Group        Underwriting multiple lines of property and casualty
                                                  insurance policies for primarily commercial accounts

Acme Building Brands, Benjamin Moore, Johns       Manufacturing and distribution of a variety of building
Manville and MiTek ("Building products")          materials and related products and services

Finance and financial products                    Proprietary investing, real estate financing,
                                                  transportation equipment leasing and risk management
                                                  products

FlightSafety and Executive Jet                    Training to operators of aircraft and ships and providing
("Flight services")                               fractional ownership programs for general aviation aircraft

Nebraska Furniture Mart, R.C. Willey Home         Retail sales of home furnishings, appliances, electronics,
Furnishings, Star Furniture Company, Jordan's     fine jewelry and gifts
Furniture, Borsheim's, Helzberg Diamond Shops
and Ben Bridge Jeweler ("Retail")

Scott Fetzer Companies                            Diversified manufacturing and distribution of various
                                                  consumer and commercial products with principal brand names including Kirby and Campbell Hausfeld

Shaw Industries                                   Manufacturing and distribution of carpet and floor
                                                  coverings under a variety of brand names

     Other businesses not specifically identified above consist of: Buffalo News, a daily newspaper publisher in Western New York; International Dairy Queen, which licenses and services a system of about 6,000 Dairy Queen stores; See's Candies, a manufacturer and distributor of boxed chocolates and other confectionery products; H.H. Brown Shoe, Lowell Shoe, Dexter Shoe and Justin Brands, manufacturers and distributors of footwear and CORT Business Services, a leading national provider of rental furniture and related services.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(19) BUSINESS SEGMENT DATA (Continued)

     A disaggregation of Berkshire's consolidated data for each of the three most recent years is presented in the tables which follow on this and the following page. Amounts are in millions.

                                                                     REVENUES
                                                       ------------------------------------
                                                         2001          2000          1999
                                                       --------      --------      --------
 OPERATING BUSINESSES:
 Insurance group:
   Premiums earned:
     GEICO ..........................................  $  6,060      $  5,610      $  4,757
     General Re .....................................     8,353         8,696         6,905
     Berkshire Hathaway Reinsurance Group ...........     2,991         4,712         2,387
     Berkshire Hathaway Primary Insurance Group .....       501           325           257
   Investment income ................................     2,844         2,796         2,507
                                                       --------      --------      --------
Total insurance group ...............................    20,749        22,139        16,813
Building products ...................................     3,269           178            --
Finance and financial products ......................       519           530           117
Flight services .....................................     2,563         2,279         1,856
Retail ..............................................     1,998         1,864         1,402
Scott Fetzer Companies ..............................       914           963         1,021
Shaw Industries .....................................     4,012            --            --
Other businesses ....................................     2,329         2,180         1,639
                                                       --------      --------      --------
                                                         36,353        30,133        22,848
RECONCILIATION OF SEGMENTS TO CONSOLIDATED AMOUNT:

   Realized investment gain .........................     1,363         3,955         1,365
   Other revenues ...................................        35            54            40
   Eliminations .....................................       (16)           --            --
   Purchase-accounting adjustments ..................       (67)         (136)         (225)
                                                       --------      --------      --------
                                                       $ 37,668      $ 34,006      $ 24,028
                                                       ========      ========      ========

                                                                         OPERATING PROFIT BEFORE TAXES
                                                                         -----------------------------
                                                                         2001         2000        1999
                                                                         ----         ----        ----
 OPERATING BUSINESSES:
 Insurance group operating profit:
   Underwriting profit (loss):
     GEICO ..........................................................  $   221      $  (224)     $    24
     General Re .....................................................   (3,671)      (1,254)      (1,184)
     Berkshire Hathaway Reinsurance Group ...........................     (647)        (162)        (251)
     Berkshire Hathaway Primary Insurance Group .....................       30           25           17
   Net investment income ............................................    2,824        2,773        2,489
                                                                       -------      -------      -------
Total insurance group operating profit (loss) .......................   (1,243)       1,158        1,095
Building products ...................................................      461           34           --
Finance and financial products ......................................      519          530          117
Flight services .....................................................      186          213          225
Retail ..............................................................      175          175          130
Scott Fetzer Companies ..............................................      129          122          147
Shaw Industries .....................................................      292           --           --
Other businesses ....................................................      344          326          211
                                                                       -------      -------      -------
                                                                           863        2,558        1,925
RECONCILIATION OF SEGMENTS TO CONSOLIDATED AMOUNT:

   Realized investment gain .........................................    1,320        3,955        1,365
   Interest expense* ................................................      (92)         (92)        (109)
   Corporate and other ..............................................        8           22            8
   Goodwill amortization and other purchase-accounting adjustments ..     (630)        (856)        (739)
                                                                       -------      -------      -------
                                                                       $ 1,469      $ 5,587      $ 2,450
                                                                       =======      =======      =======

* Amounts of interest expense represent interest on borrowings under investment agreements and other debt exclusive of that of finance businesses and interest allocated to certain businesses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                     DEPREC. & AMORT.
                                                       CAPITAL EXPENDITURES*        OF TANGIBLE ASSETS
                                                       ----------------------     ----------------------
                                                       2001     2000     1999     2001     2000     1999
                                                       ----     ----     ----     ----     ----     ----
OPERATING BUSINESSES:
Insurance group:
   GEICO ............................................  $ 20     $ 29     $ 87     $ 70     $ 64     $ 40
   General Re .......................................    19       22       17       20       39       25
   Berkshire Hathaway Reinsurance Group .............    --       --       --       --       --       --
   Berkshire Hathaway Primary Insurance Group .......     3        4        1        2        1        1
                                                       ----     ----     ----     ----     ----     ----
Total insurance group ...............................    42       55      105       92      104       66
Building products ...................................   152       15       --      124        9       --
Finance and financial products ......................    16        1        4       50        3        6
Flight services .....................................   408      472      323      108       90       77
Retail ..............................................    76       48       55       37       33       27
Scott Fetzer Companies ..............................     6       11       14       10       10       11
Shaw Industries .....................................    71       --       --       88       --       --
Other businesses ....................................    40       28       29       34       32       27
                                                       ----     ----     ----     ----     ----     ----
                                                        811      630      530      543      281      214
RECONCILIATION OF SEGMENTS TO CONSOLIDATED AMOUNT:

   Corporate and other ..............................    --       --       --       --       --        1
   Purchase-accounting adjustments ..................    --       --       --        1        1        3
                                                       ----     ----     ----     ----     ----     ----
                                                       $811     $630     $530     $544     $282     $218
                                                       ====     ====     ====     ====     ====     ====


*  Excludes expenditures which were part of business acquisitions.

                                                                    IDENTIFIABLE ASSETS
                                                                        AT YEAR-END
                                                              -------------------------------
                                                              2001          2000         1999
                                                              ----          ----         ----
OPERATING BUSINESSES:
Insurance group:
   GEICO ...............................................  $ 11,309     $ 10,569     $  9,381
   General Re ..........................................    34,575       31,594       30,168
   Berkshire Hathaway Reinsurance Group ................    38,595       45,775       39,607
   Berkshire Hathaway Primary Insurance Group ..........     3,360        4,168        4,866
                                                          --------     --------     --------
Total insurance group ..................................    87,839       92,106       84,022
Building products ......................................     2,535          686           --
Finance and financial products .........................    41,599       16,837       24,235
Flight services ........................................     2,816        2,336        1,790
Retail .................................................     1,215        1,154          906
Scott Fetzer Companies .................................       281          295          298
Shaw Industries ........................................     1,619           --           --
Other businesses .......................................     2,406        2,388          712
                                                          --------     --------     --------
                                                           140,310      115,802      111,963
RECONCILIATION OF SEGMENTS TO CONSOLIDATED AMOUNT:

   Corporate and other .................................       992        1,049          945
   Goodwill and other purchase-accounting adjustments ..    21,450       18,941       18,508
                                                          --------     --------     --------
                                                          $162,752     $135,792     $131,416
                                                          ========     ========     ========

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(20) QUARTERLY DATA

     A summary of revenues and earnings by quarter for each of the last two years is presented in the following table. This information is unaudited. Dollars are in millions, except per share amounts.

                                                    1st        2nd         3rd          4th
         2001                                     Quarter    Quarter     Quarter      Quarter
                                                  ------     -------     -------      -------
Revenues .......................................  $8,142     $10,656     $ 9,310      $ 9,560
                                                  ------     -------     -------      -------
Earnings:
   Excluding realized investment gain ..........  $  462     $   353        (895)(2)  $    33
   Realized investment gain(1) .................     144         420         216           62
                                                  ------     -------     -------      -------
   Net earnings (loss) .........................  $  606     $   773     $  (679)     $    95
                                                  ======     =======     =======      =======
Earnings per equivalent Class A common share:
   Excluding realized investment gain ..........  $  303     $   231     $  (586)     $    22
   Realized investment gain(1) .................      94         275         141           41
                                                  ------     -------     -------      -------
   Net earnings (loss) .........................  $  397     $   506     $  (445)     $    63
                                                  ======     =======     =======      =======

         2000

Revenues .......................................  $6,479     $ 6,564     $ 8,434      $12,529
                                                  ------     -------     -------      -------
Earnings:
   Excluding realized investment gain ..........  $  354     $   245     $   301      $    36
   Realized investment gain(1) .................     453         395         496        1,048
                                                  ------     -------     -------      -------
   Net earnings ................................  $  807     $   640     $   797      $ 1,084
                                                  ======     =======     =======      =======
Earnings per equivalent Class A common share:

   Excluding realized investment gain ..........  $  233     $   161     $   197      $    23
   Realized investment gain(1) .................     298         260         326          687
                                                  ------     -------     -------      -------
   Net earnings ................................  $  531     $   421     $   523      $   710
                                                  ======     =======     =======      =======

(1) The amount of realized gain for any given period has no predictive value and variations in amount from period to period have no practical analytical value particularly in view of the unrealized appreciation now existing in Berkshire's consolidated investment portfolio.

(2) Includes pre-tax underwriting losses of $2.275 billion related to the then estimated losses incurred in connection with the September 11th terrorist attack.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                                    Part III

     Except for the information set forth under the caption "Executive Officers of the Registrant" in Part I hereof, information required by this Part (Items 10, 11, 12, and 13) is incorporated by reference from the Registrant's definitive proxy statement, filed pursuant to Regulation 14A, for the Annual Meeting of Shareholders of the Registrant to be held on May 4, 2002, which meeting will involve the election of directors.

                                     Part IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)     1.     Financial Statements
               --------------------

                     The following consolidated financial statements, as well as the Independent Auditors' Report, are included in Part II
                     Item 8 of this report:

                                                                                                            PAGE
                                                                                                            ----
                     Independent Auditors' Report                                                            32

                     Consolidated Balance Sheets at December 31, 2001 and 2000                               33

                     Consolidated Statements of Earnings for the years ended
                         2001, 2000 and 1999                                                                 34

                     Consolidated Statements of Cash Flows for the years ended
                         2001, 2000 and 1999                                                                 35

                     Consolidated Statements of Changes in Shareholders' Equity
                         for the years ended 2001, 2000 and 1999                                             36

                     Notes to Consolidated Financial Statements                                              37-57

(a)     2.     Financial Statement Schedule
               ----------------------------

                     Independent Auditors' Report on Schedule
                     Schedule I -- Parent Company                                                            60

                         Condensed Balance Sheets as of December 31, 2001 and
                         2000 and Condensed Statements of Earnings and Cash
                         Flows for the years ended 2001, 2000 and 1999.                                      61-62

                     Other schedules are omitted because they are not required, information therein is not applicable, or is reflected in the Consolidated Financial Statements or notes thereto.

(a)     3.     Exhibits
               --------
                     See the "Exhibit Index" at page 63.

(b)            Reports on Form 8-K

                     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC.

Date:  March 29, 2002                          /s/  Marc D. Hamburg
       --------------                          --------------------
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

/s/   Warren E. Buffett               Chairman of the Board             March 29, 2002
-----------------------------         of Directors - Chief              --------------
   Warren E. Buffett                  Executive Officer                      Date


/s/   Howard G. Buffett               Director                          March 29, 2002
-----------------------------                                           --------------
   Howard G. Buffett                                                         Date

/s/   Susan T. Buffett                Director                          March 29, 2002
-----------------------------                                           --------------
   Susan T. Buffett                                                          Date

/s/   Charles T. Munger               Vice Chairman of the              March 29, 2002
-----------------------------         Board of Directors                --------------
   Charles T. Munger                                                         Date

/s/   Malcolm G. Chace                Director                          March 29, 2002
-----------------------------                                           --------------
   Malcolm G. Chace                                                          Date

/s/   Walter Scott, Jr.               Director                          March 29, 2002
-----------------------------                                           --------------
   Walter Scott, Jr.                                                         Date

/s/   Ronald L. Olson                 Director                          March 29, 2002
-----------------------------                                           --------------
   Ronald L. Olson                                                           Date

/s/   Marc D. Hamburg                 Vice President -                  March 29, 2002
-----------------------------         Principal Financial               --------------
   Marc D. Hamburg                    Officer                                Date


/s/   Daniel J. Jaksich               Controller                        March 29, 2002
-----------------------------                                           --------------
   Daniel J. Jaksich                                                         Date

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE

To the Board of Directors and Shareholders
Berkshire Hathaway Inc.

       We have audited the consolidated financial statements of Berkshire Hathaway Inc. and subsidiaries as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated March 5, 2002; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Berkshire Hathaway Inc., listed in Item 14. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Omaha, Nebraska
March 5, 2002

                             BERKSHIRE HATHAWAY INC.
                                (Parent Company)
                         Condensed Financial Information
                              (Dollars in millions)

                                   Schedule I

                                 BALANCE SHEETS

                                                                December 31,
                                                           --------------------
                                                             2001          2000
                                                             ----          ----
Assets:
   Cash and cash equivalents ..........................    $     1       $    --
   Investments in consolidated subsidiaries ...........     56,561        60,876
   Investments in MidAmerican Energy ..................      1,372         1,264
   Other assets .......................................         51            42
                                                           -------       -------
                                                           $57,985       $62,182
                                                           =======       =======
Liabilities and Shareholders' Equity:
   Accounts payable and accrued expenses ..............    $    15       $    81
   Income taxes........................................         20           377
                                                           -------       -------
                                                                35           458
   Shareholders' equity ...............................     57,950        61,724
                                                           -------       -------
                                                           $57,985       $62,182
                                                           =======       =======

                             STATEMENTS OF EARNINGS

                                                      Year ending December 31,
                                                    ----------------------------
                                                     2001        2000      1999
                                                    -------     ------    ------
Income items:
   From consolidated subsidiaries:
     Dividends ...................................  $ 4,508     $2,432    $  500
     Undistributed earnings ......................   (3,812)       842     1,057
                                                    -------     ------    ------
                                                        696      3,274     1,557
   Income from investments in MidAmerican Energy .      115         66        --
                                                    -------     ------    ------
   Other income ..................................        5         --        --
                                                    -------     ------    ------
                                                        816      3,340     1,557
                                                    -------     ------    ------
Cost and expense items:
   General and administrative ....................        1         --        --
   Interest ......................................        5          8        --
   Income tax expense.............................       15          4        --
                                                    -------     ------    ------
                                                         21         12        --
                                                    -------     ------    ------
     Net earnings ................................  $   795     $3,328    $1,557
                                                    =======     ======    ======







                   See Note to Condensed Financial Information

                            BERKSHIRE HATHAWAY INC.
                                (Parent Company)
                        Condensed Financial Information
                             (Dollars in millions)

                             Schedule I (continued)

                            STATEMENTS OF CASH FLOWS

                                                                            Year ending December 31,
                                                                        -------------------------------
                                                                          2001       2000        1999
                                                                        -------     -------     -------
Cash flows from operating activities:
   Net earnings ......................................................  $   795     $ 3,328     $ 1,557
   Adjustments to reconcile net earnings to cash flows
     from operating activities:
       Undistributed earnings of subsidiaries and MidAmerican Energy .    3,697        (908)     (1,057)
       Income taxes payable ..........................................     (357)        377          --
       Other .........................................................       15          15          (8)
                                                                        -------     -------     -------
   Net cash flows from operating activities ..........................    4,150       2,812         492
                                                                        -------     -------     -------
Cash flows from investing activities:
   Investments in and advances to subsidiaries .......................   (4,165)     (1,606)       (579)
   Purchases of investments ..........................................      (50)     (1,285)         --
                                                                        -------     -------     -------
   Net cash flows from investing activities ..........................   (4,215)     (2,891)       (579)
                                                                        -------     -------     -------
Cash flows from financing activities:

   Other .............................................................       66          79          87
                                                                        -------     -------     -------
   Net cash flows from financing activities ..........................       66          79          87
                                                                        -------     -------     -------
   Increase in cash and cash equivalents .............................        1          --          --
   Cash and cash equivalents at beginning of year ....................       --          --          --
                                                                        -------     -------     -------
   Cash and cash equivalents at end of year ..........................  $     1     $    --     $    --
                                                                        =======     =======     =======
   Other cash flow information:
     Income taxes paid ...............................................  $ 1,634     $ 1,264     $ 1,185
     Interest paid ...................................................        1          --          --

                    NOTE TO CONDENSED FINANCIAL INFORMATION

     Berkshire Hathaway Inc. has guaranteed certain debt obligations of its subsidiaries. As of December 31, 2001, the unpaid balance of subsidiary debt guaranteed by Berkshire totaled approximately $6.2 billion. This amount includes the outstanding bank loan of Berkadia LLC, which totaled $4.9 billion.

     In addition, Berkshire has guaranteed the short term obligations of a member of its finance and financial products group with respect to securities sold under agreements to repurchase. Amounts due under such agreements totaled $20.4 billion at December 31, 2001, and were fully collateralized with mortgage-backed securities owned by that finance group member.

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

               OTHER INSTRUMENTS DEFINING THE RIGHTS OF HOLDERS OF LONG-TERM
               DEBT OF REGISTRANT AND ITS SUBSIDIARIES ARE NOT BEING FILED SINCE
               THE TOTAL AMOUNT OF SECURITIES AUTHORIZED BY ALL OTHER SUCH
               INSTRUMENTS DOES NOT EXCEED 10% OF THE TOTAL ASSETS OF THE
               REGISTRANT AND ITS SUBSIDIARIES ON A CONSOLIDATED BASIS AS OF
               DECEMBER 31, 2001. THE REGISTRANT HEREBY AGREES TO FURNISH TO THE
               COMMISSION UPON REQUEST A COPY OF ANY SUCH DEBT INSTRUMENT TO
               WHICH IT IS A PARTY.

    12         Statement of computation of ratio of earnings to fixed charges

    21         Subsidiaries of the Registrant

    23         Independent Auditors' Consent