Form 10-Q
period 2002-03-31
BERKSHIRE HATHAWAY INC
filed 2002-05-14
CIK 1067983

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number 001-14905


                             BERKSHIRE HATHAWAY INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                    47-0813844
-------------------------------        ----------------------------------------
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

YES [X] NO [ ]

       Number of shares of common stock outstanding as of April 30, 2002:

                              Class A -- 1,321,380
                              Class B -- 6,364,718

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.                 Q/E 3/31/02


PART I - FINANCIAL INFORMATION                                                          PAGE NO.
                                                                                        --------
  ITEM 1. FINANCIAL STATEMENTS

   Consolidated Balance Sheets --
   March 31, 2002 and December 31, 2001                                                        2

   Consolidated Statements of Earnings --
   First Quarter 2002 and 2001                                                                 3

   Condensed Consolidated Statements of Cash Flows --
   First Quarter 2002 and 2001                                                                 4

   Notes to Interim Consolidated Financial Statements                                     5 - 11

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                                            12 - 21

PART II - OTHER INFORMATION

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                    21

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.                 Q/E 3/31/02

                          PART I FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                 (dollars in millions except per share amounts)


                                                                March 31,     December 31,
                                                                  2002            2001
                                                                --------      ------------
                               ASSETS
Cash and cash equivalents .................................     $  7,374        $  5,313
Investments:
  Securities with fixed maturities ........................       35,877          36,509
  Equity securities .......................................       31,239          28,675
  Other ...................................................        1,987           1,974
Receivables ...............................................       11,374          11,926
Inventories ...............................................        2,360           2,213
Investments in MidAmerican Energy Holdings Company ........        2,569           1,826
Assets of finance and financial products businesses .......       37,938          41,591
Property, plant and equipment .............................        4,880           4,776
Goodwill of acquired businesses ...........................       22,035          21,407
Other assets ..............................................        6,991           6,542
                                                                --------        --------
                                                                $164,624        $162,752
                                                                ========        ========

                LIABILITIES AND SHAREHOLDERS' EQUITY

Losses and loss adjustment expenses .......................     $ 41,267        $ 40,716
Unearned premiums .........................................        5,642           4,814
Accounts payable, accruals and other liabilities ..........        9,894           9,626
Income taxes, principally deferred ........................        8,165           7,021
Borrowings under investment agreements and other debt .....        3,724           3,485
Liabilities of finance and financial products businesses ..       34,157          37,791
                                                                --------        --------
                                                                 102,849         103,453
                                                                --------        --------
Minority shareholders' interests ..........................        1,277           1,349
                                                                --------        --------
Shareholders' equity:
  Common Stock:*
   Class A Common Stock, $5 par value
     and Class B Common Stock, $0.1667 par value ..........            8               8
  Capital in excess of par value ..........................       25,958          25,607
  Accumulated other comprehensive income ..................       14,172          12,891
  Retained earnings .......................................       20,360          19,444
                                                                --------        --------
     Total shareholders' equity ...........................       60,498          57,950
                                                                --------        --------
                                                                $164,624        $162,752
                                                                ========        ========


        * Class B Common Stock has economic rights equal to one-thirtieth (1/30) of the economic rights of Class A Common Stock. Accordingly, on an equivalent Class A Common Stock basis, there are 1,533,467 shares outstanding at March 31, 2002 versus 1,528,217 shares outstanding at December 31, 2001.

See accompanying Notes to Interim Consolidated Financial Statements

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.                 Q/E 3/31/02

                       CONSOLIDATED STATEMENTS OF EARNINGS
                 (dollars in millions except per share amounts)


                                                                       First Quarter
                                                                ----------------------------
                                                                   2002              2001
                                                                ----------        ----------
REVENUES:

  Insurance premiums earned ............................        $    4,438        $    3,726
  Sales and service revenues ...........................             3,734             3,278
  Interest, dividend and other investment income .......               688               678
  Income from MidAmerican Energy Holdings Company ......                69                47
  Income from finance and financial products businesses                164               171
  Realized investment gain .............................               162               242
                                                                ----------        ----------
                                                                     9,255             8,142
                                                                ----------        ----------

COST AND EXPENSES:

  Insurance losses and loss adjustment expenses ........             3,474             3,025
  Insurance underwriting expenses ......................               944               927
  Cost of products and services sold ...................             2,643             2,301
  Selling, general and administrative expenses .........               758               730
  Goodwill amortization ................................                --               142
  Interest expense .....................................                46                60
                                                                ----------        ----------
                                                                     7,865             7,185
                                                                ----------        ----------

EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST .....             1,390               957
  Income taxes .........................................               460               339
  Minority interest ....................................                14                12
                                                                ----------        ----------
NET EARNINGS ...........................................        $      916        $      606
                                                                ==========        ==========
  Average common shares outstanding * ..................         1,530,961         1,526,540
NET EARNINGS PER COMMON SHARE * ........................        $      598        $      397
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

See accompanying Notes to Interim Consolidated Financial Statements

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.                 Q/E 3/31/02

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (dollars in millions)


                                                                                  First Quarter
                                                                              -----------------------
                                                                                2002            2001
                                                                              -------         -------
Net cash flows from operating activities .............................        $ 3,427         $   733
                                                                              -------         -------
Cash flows from investing activities:
  Purchases of investments ...........................................         (3,948)           (906)
  Proceeds from sales and maturities of investments ..................          3,214           4,911
  Loans and investments originated in finance businesses .............           (834)           (910)
  Principal collection on loans and investments
   originated in finance businesses ..................................          1,449              99
  Acquisitions of businesses, net of cash acquired ...................           (357)         (3,736)
  Other ..............................................................           (254)           (197)
                                                                              -------         -------
   Net cash flows from investing activities ..........................           (730)           (739)
                                                                              -------         -------
Cash flows from financing activities:
  Proceeds from borrowings of finance businesses .....................             --             166
  Proceeds from other borrowings .....................................            193             162
  Repayments of borrowings of finance businesses .....................         (1,371)             (1)
  Repayments of other borrowings .....................................           (213)           (167)
  Change in short term borrowings of finance businesses ..............            686             650
  Changes in other short term borrowings .............................             92              46
  Other ..............................................................            (37)            (14)
                                                                              -------         -------
   Net cash flows from financing activities ..........................           (650)            842
                                                                              -------         -------
   Increase in cash and cash equivalents .............................          2,047             836
Cash and cash equivalents at beginning of year .......................          6,498           5,604
                                                                              -------         -------
Cash and cash equivalents at end of first quarter * ..................        $ 8,545         $ 6,440
                                                                              =======         =======
Supplemental cash flow information:
  Cash paid during the period for:

   Income taxes ......................................................        $    27         $   461
   Interest of finance and financial products businesses .............            149             137
   Other interest ....................................................             78              71
Non-cash investing activity:
  Liabilities assumed in connection with acquisitions of businesses ..            217           2,249
  Common stock issued in connection with acquisition of business .....            324              --
  Contingent value of Exchange Notes recognized in earnings ..........             --              24
  Value of equity securities used to redeem Exchange Notes ...........             --              45

* Cash and cash equivalents are comprised of the following:

  Beginning of year --
   Finance and financial products businesses .........................        $ 1,185         $   341
   Other .............................................................          5,313           5,263
                                                                              -------         -------
                                                                              $ 6,498         $ 5,604
                                                                              =======         =======

  End of first quarter --
   Finance and financial products businesses .........................        $ 1,171         $   595
   Other .............................................................          7,374           5,845
                                                                              -------         -------
                                                                              $ 8,545         $ 6,440
                                                                              =======         =======


See accompanying Notes to Interim Consolidated Financial Statements

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.                 Q/E 3/31/02

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GENERAL

        The accompanying unaudited Consolidated Financial Statements include the accounts of Berkshire Hathaway Inc. ("Berkshire" or "Company") consolidated with the accounts of all its subsidiaries. Reference is made to Berkshire's most recently issued Annual Report that included information necessary or useful to understanding Berkshire's businesses and financial statement presentations. In particular, Berkshire's significant accounting policies and practices were presented as Note 1 to the Consolidated Financial Statements included in that Report. Certain amounts in 2001 have been reclassified to conform with current year presentation.

        Financial information in this Report reflects any adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to a fair statement of results for the interim periods in accordance with generally accepted accounting principles ("GAAP").

        For a number of reasons, Berkshire's results for interim periods are not normally indicative of results to be expected for the year. The timing and magnitude of catastrophe losses incurred by insurance subsidiaries and the estimation error inherent to the process of determining liabilities for unpaid losses of insurance subsidiaries can be relatively more significant to results of interim periods than to results for a full year. Realized investment gains/losses are recorded when investments are sold, other-than-temporarily impaired or in certain situations, as required by GAAP, when investments are marked-to-market. Variations in amount and timing of realized investment gains/losses can cause significant variations in periodic net earnings.

NOTE 2. SIGNIFICANT BUSINESS ACQUISITIONS

        During 2001, Berkshire completed four significant business acquisitions and completed an additional acquisition during the first quarter of 2002. Information concerning these acquisitions follows.

        Shaw Industries, Inc. ("Shaw")

        On January 8, 2001, Berkshire acquired approximately 87.3% of the common stock of Shaw for $19 per share, or $2.1 billion in total. Robert E. Shaw, Chairman and CEO of Shaw, Julian D. Saul, President of Shaw, certain family members and related family interests of Messrs. Shaw and Saul, and certain other Shaw directors and members of management acquired the remaining 12.7% of Shaw. In January 2002, Berkshire acquired their shares in exchange for 4,505 shares of Berkshire Class A common stock and 7,063 shares of Class B common stock. The aggregate value of Berkshire stock issued was approximately $324 million.

        Shaw is the world's largest manufacturer of tufted broadloom carpet and rugs for residential and commercial applications throughout the U.S. and exports to most markets worldwide. Shaw markets its residential and commercial products under a variety of brand names.

        Johns Manville Corporation ("Johns Manville")

        On February 27, 2001, Berkshire acquired Johns Manville. Berkshire purchased all of the outstanding shares of Johns Manville common stock for $13 per share, or $1.8 billion in total. Johns Manville is a leading manufacturer of insulation and building products. Johns Manville manufactures and markets products for building and equipment insulation, commercial and industrial roofing systems, high-efficiency filtration media, and fibers and non-woven mats used as reinforcements in building and industrial applications.

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

                             BERKSHIRE HATHAWAY INC.                 Q/E 3/31/02

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2. SIGNIFICANT BUSINESS ACQUISITIONS (CONTINUED)

        Albecca Inc. ("Albecca")

        Effective February 8, 2002, Berkshire acquired all of the outstanding shares of Albecca for approximately $225 million in cash. Albecca designs, manufactures and distributes a complete line of high-quality custom picture framing products primarily under the Larson-Juhl name.

        The results of operations for each of these entities are included in Berkshire's consolidated results of operations from the effective date of each merger. The following table sets forth certain unaudited consolidated earnings data for the first quarter of 2001, as if each of the acquisitions discussed above were consummated on the same terms at the beginning of 2001. Pro forma results for the first quarter of 2002 were not materially different from reported results. Dollars are in millions except per share amount.


                                                            2001
                                                          ------
Total revenues ...................................        $8,589
Net earnings .....................................           618
Earnings per equivalent Class A Common Share .....           403


        Fruit of the Loom ("FOL")

        On April 30, 2002, Berkshire acquired for cash the basic apparel business of Fruit of the Loom, LTD ("FOL entities"). Prior to the acquisition, the FOL entities operated as debtors-in-possession pursuant to its filing under Chapter 11 of the U.S. Bankruptcy Code. On April 19, 2002, the U.S. Bankruptcy Court for the District of Delaware confirmed the FOL reorganization plan, which provided for the sale of the basic apparel business to Berkshire.

        The FOL apparel business is a leading vertically integrated basic apparel company manufacturing and marketing underwear, activewear, casualwear and childrenswear. The FOL apparel business operates on a worldwide basis and sells its products principally in North America under the Fruit of the Loom and BVD brand names.

NOTE 3. INVESTMENTS IN MIDAMERICAN ENERGY HOLDINGS COMPANY

        In March 2000, Berkshire invested approximately $1.24 billion in common stock and a non-dividend paying convertible preferred stock of MidAmerican Energy Holdings Company ("MidAmerican"). In March 2002, Berkshire acquired additional convertible preferred stock of MidAmerican for $402 million. Such investments represent a 9.7% voting interest and a 80.2% economic interest in MidAmerican on a fully-diluted basis. Berkshire and its subsidiaries also hold $778 million of 11% non-transferable trust preferred securities of MidAmerican, of which $455 million were acquired in March 2000 and an additional $323 million were acquired in March 2002. Mr. Walter Scott, Jr., a member of Berkshire's Board of Directors, controls approximately 86% of the voting interest in MidAmerican.

        MidAmerican is a global leader in the production of energy from diversified fuel sources including geothermal, natural gas, hydroelectric, nuclear and coal. MidAmerican also is a leader in the supply and distribution of energy in the U.S. and U.K. consumer markets.

        Berkshire's aggregate investments in MidAmerican are included in the Consolidated Balance Sheets as Investments in MidAmerican Energy Holdings Company. Berkshire is accounting for its investments in the common and non-dividend paying convertible preferred stock pursuant to the equity method. The carrying value of these equity method investments totaled $1,791 million at March 31, 2002 and $1,371 million at December 31, 2001. The 11% non-transferable trust preferred securities are classified as held-to-maturity, and are carried at cost.

        The Consolidated Statements of Earnings reflect, as Income from MidAmerican Energy Holdings Company, Berkshire's proportionate share of MidAmerican's net income with respect to the investments accounted for pursuant to the equity method, as well as interest earned on the 11% trust preferred securities. Income derived from equity method investments in the first quarter totaled $54 million in 2002 and $35 million in 2001.

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.                 Q/E 3/31/02

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3. INVESTMENTS IN MIDAMERICAN ENERGY HOLDINGS COMPANY (CONTINUED)


        Condensed consolidated balance sheets of MidAmerican are as follows. Amounts are in millions.


                                                           March 31,     December 31,
                                                              2002           2001
                                                           ---------     ------------
Assets:
Properties, plants, contracts and equipment, net ...        $ 7,311        $ 6,533
Goodwill ...........................................          3,769          3,639
Other assets .......................................          3,307          2,443
                                                            -------        -------
                                                            $14,387        $12,615
                                                            =======        =======

Liabilities and shareholders' equity:
Term debt ..........................................        $ 8,097        $ 7,163
Redeemable preferred securities ....................          1,233          1,009
Other liabilities and minority interests ...........          2,922          2,735
                                                            -------        -------
                                                             12,252         10,907
Shareholders' equity ...............................          2,135          1,708
                                                            -------        -------
                                                            $14,387        $12,615
                                                            =======        =======


        Condensed consolidated statements of earnings of MidAmerican for the first quarter of 2002 and 2001 are as follows. Amounts are in millions.


                                                      2002          2001
                                                     ------        ------
Revenues ....................................        $1,108        $1,613
                                                     ------        ------

Costs and expenses:
Cost of sales and operating expenses ........           727         1,297
Depreciation and amortization ...............           126           116
Interest expense and minority interest ......           161           118
                                                     ------        ------
                                                      1,014         1,531
                                                     ------        ------

Income before taxes .........................        $   94        $   82
                                                     ======        ======

Net income ..................................        $   65        $   43
                                                     ======        ======


NOTE 4. INVESTMENTS IN SECURITIES WITH FIXED MATURITIES

        Data with respect to investments in securities with fixed maturities (other than securities with fixed maturities held by finance and financial products businesses -- See Note 9) are shown in the tabulation below (in millions).


                                                          March 31,      December 31,
                                                            2002             2001
                                                          --------       ------------
Available for sale, carried at fair value:

Amortized cost ...................................        $ 35,905         $ 36,093
Gross unrealized gains ...........................             517              900
Gross unrealized losses ..........................            (837)            (774)
                                                          --------         --------
Estimated fair value .............................        $ 35,585         $ 36,219
                                                          ========         ========

Held to maturity, carried at amortized cost:

Amortized cost ...................................        $    292         $    290
Gross unrealized gains ...........................              88               94
                                                          --------         --------
Estimated fair value .............................        $    380         $    384
                                                          ========         ========

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.                 Q/E 3/31/02

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5. INVESTMENTS IN EQUITY SECURITIES

        Data with respect to investments in equity securities are shown in the tabulation below (in millions).


                                      March 31,       December 31,
                                        2002             2001
                                      ---------       ------------
Total cost ...................        $  8,678         $  8,543
Gross unrealized gains .......          22,716           20,275
Gross unrealized losses ......            (155)            (143)
                                      --------         --------
Total fair value .............        $ 31,239         $ 28,675
                                      ========         ========
Fair value:
American Express Company .....        $  6,210         $  5,410
The Coca-Cola Company ........          10,452            9,430
The Gillette Company .........           3,265            3,206
Wells Fargo & Company ........           2,631            2,315
Other equity securities ......           8,681            8,314
                                      --------         --------
Total ........................        $ 31,239         $ 28,675
                                      ========         ========


NOTE 6. DEFERRED INCOME TAX LIABILITIES

        The tax effects of significant items comprising Berkshire's net deferred tax liabilities as of March 31, 2002 and December 31, 2001 are as follows (in millions).


                                                               March 31,      December 31,
                                                                 2002             2001
                                                               --------       ------------
Deferred tax liabilities:
  Relating to unrealized appreciation of investments ..        $  7,777         $  7,078
  Deferred charges reinsurance assumed ................           1,209            1,131
  Investments .........................................             379              382
  Other ...............................................           1,609            1,552
                                                               --------         --------
                                                                 10,974           10,143
                                                               --------         --------

Deferred tax assets:
  Unpaid losses and loss adjustment expenses ..........            (795)            (752)
  Unearned premiums ...................................            (342)            (294)
  Other ...............................................          (1,806)          (1,804)
                                                               --------         --------
                                                                 (2,943)          (2,850)
                                                               --------         --------
Net deferred tax liability ............................        $  8,031         $  7,293
                                                               ========         ========


NOTE 7. COMMON STOCK

        The following table summarizes Berkshire's common stock activity during the first quarter of 2002.


                                                            Class A Common Stock       Class B Common Stock
                                                             (1,650,000 shares        (55,000,000 shares
                                                                 authorized)              authorized)
                                                          Issued and Outstanding     Issued and Outstanding
                                                          ----------------------     ----------------------
Balance at December 31, 2001 .....................                1,323,410                6,144,222
Conversions of Class A Common Stock
  to Class B Common Stock and other ..............                   (5,895)                 192,135
Common stock issued in business acquisition ......                    4,505                    7,063
                                                                 ----------                ---------
Balance at March 31, 2002 ........................                1,322,020                6,343,420
                                                                 ==========                =========

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.                 Q/E 3/31/02

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7. COMMON STOCK (CONTINUED)

        Each share of Class A Common Stock is convertible, at the option of the holder, into thirty shares of Class B Common Stock. Class B Common Stock is not convertible into Class A Common Stock. Class B Common Stock has economic rights equal to one-thirtieth (1/30) of the economic rights of Class A Common Stock. Accordingly, on an equivalent Class A Common Stock basis, there are 1,533,467 shares outstanding at March 31, 2002 and 1,528,217 shares outstanding at December 31, 2001.

        Each Class A Common share is entitled to one vote per share. Each Class B Common share possesses the voting rights of one-two-hundredth (1/200) of the voting rights of a Class A share. Class A and Class B Common shares vote together as a single class.

NOTE 8. COMPREHENSIVE INCOME

        Berkshire's comprehensive income for the first quarter of 2002 and 2001 is shown in the table below (in millions). Other comprehensive income consists of unrealized gains and losses on investments and foreign currency translation adjustments associated with foreign-based business operations.


                                                                                  2002                   2001
                                                                                -------                -------
Net earnings ....................................................               $   916                $   606
                                                                                -------                -------
Other comprehensive income:
Increase (decrease) in unrealized appreciation of investments ...                 1,998                 (6,048)
  Applicable income taxes and minority interests ................                  (703)                 2,152
Other, principally foreign currency translation losses ..........                   (15)                   (78)
  Applicable income taxes and minority interests ................                     1                     13
                                                                                -------                -------
                                                                                  1,281                 (3,961)
                                                                                -------                -------
Comprehensive income ............................................               $ 2,197                $(3,355)
                                                                                =======                =======


NOTE 9. FINANCE AND FINANCIAL PRODUCTS BUSINESSES

        Assets and liabilities of Berkshire's finance and financial products businesses are summarized below (in millions).


                                                                    March 31,           December 31,
                                                                      2002                  2001
                                                                    ---------           ------------
ASSETS

Cash and cash equivalents ............................               $ 1,171               $ 1,185
Investments in securities with fixed maturities:
  Held-to-maturity, at cost ..........................                 1,557                 1,813
  Available-for-sale, at fair value ..................                18,927                21,061
  Trading, at fair value .............................                 1,266                 2,252
Trading account assets ...............................                 5,482                 5,561
Loans and other receivables * ........................                 5,302                 6,262
Other ................................................                 4,233                 3,457
                                                                     -------               -------
                                                                     $37,938               $41,591
                                                                     =======               =======

LIABILITIES

Securities sold under agreements to repurchase .......               $15,903               $21,465
Trading account liabilities ..........................                 4,494                 4,803
Notes payable and other borrowings * .................                 8,354                 9,019
Other ................................................                 5,406                 2,504
                                                                     -------               -------
                                                                     $34,157               $37,791
                                                                     =======               =======


* Loans and other receivables include Berkadia LLC's loan to Finova Capital Corporation ("FNV"), which totaled $3.9 billion at March 31, 2002 and $4.9 billion at December 31, 2001. FNV prepaid an additional $700 million principal amount in April 2002. Berkadia's outstanding bank borrowing totaled $3.9 billion at March 31, 2002, of which $700 million was prepaid in April 2002.

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.                 Q/E 3/31/02

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9. FINANCE AND FINANCIAL PRODUCTS BUSINESSES (CONTINUED)


        Income of Berkshire's finance and financial products businesses for the first quarter of 2002 and 2001 is shown below (in millions).


                                                            2002               2001
                                                            ----               ----
REVENUES
Interest income .............................               $423               $244
Realized and unrealized investment gain .....                  4                 49
Other .......................................                 57                 75
                                                            ----               ----

                                                             484                368
                                                            ----               ----

COST AND EXPENSES

Interest expense ............................                148                149
General administrative and other expenses ...                172                 48
                                                            ----               ----

                                                             320                197
                                                            ----               ----

EARNINGS BEFORE INCOME TAXES ................               $164               $171
                                                            ====               ====


NOTE 10. BUSINESS SEGMENT DATA

        A disaggregation of Berkshire's consolidated data for the first quarter of each of the two most recent years is as follows. Amounts are in millions.


                                                                      REVENUES
                                                               -----------------------
                                                                 2002            2001
                                                               -------         -------
OPERATING BUSINESSES:
Insurance group:
  Premiums earned:
      GEICO ...........................................        $ 1,562         $ 1,462
      General Re ......................................          1,970           1,998
      Berkshire Hathaway Reinsurance Group ............            755             160
      Berkshire Hathaway Primary Insurance Group ......            151             106
  Investment income ...................................            721             690
                                                               -------         -------
Total insurance group .................................          5,159           4,416
Building products .....................................            850             466
Finance and financial products ........................            150             159
Flight services .......................................            655             647
Retail ................................................            468             437
Scott Fetzer Companies ................................            219             246
Shaw Industries .......................................            981             967
Other businesses ......................................            632             566
                                                               -------         -------
                                                                 9,114           7,904
RECONCILIATION OF SEGMENTS TO CONSOLIDATED AMOUNT:
  Realized investment gain ............................            162             242
  Other revenues ......................................              5              12
  Purchase-accounting adjustments .....................            (26)            (16)
                                                               -------         -------
                                                               $ 9,255         $ 8,142
                                                               =======         =======

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.                 Q/E 3/31/02

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10. BUSINESS SEGMENT DATA (CONTINUED)


OPERATING BUSINESSES:                                                      OPERATING PROFIT BEFORE TAXES
                                                                           -----------------------------
                                                                               2002           2001
                                                                              -------         -----
Insurance group operating profit: ....................................
  Underwriting profit (loss):
    GEICO ............................................................        $   109         $ (21)
    General Re .......................................................            (88)         (133)
    Berkshire Hathaway Reinsurance Group .............................             (8)          (78)
    Berkshire Hathaway Primary Insurance Group .......................              7             6
  Net investment income ..............................................            716           685
                                                                              -------         -----
Total insurance group operating profit ...............................            736           459
Building products ....................................................            114            52
Finance and financial products .......................................            150           159
Flight services ......................................................             30            49
Retail ...............................................................             30            26
Scott Fetzer Companies ...............................................             28            30
Shaw Industries ......................................................             73            51
Other businesses .....................................................            127            89
                                                                              -------         -----
                                                                                1,288           915
RECONCILIATION OF SEGMENTS TO CONSOLIDATED AMOUNT:

  Realized investment gain ...........................................            151           213
  Interest expense * .................................................            (23)          (22)
  Corporate and other ................................................              4             9
  Goodwill amortization and other purchase-accounting adjustments ....            (30)         (158)
                                                                              -------         -----
                                                                              $ 1,390         $ 957
                                                                              =======         =====


* Amounts of interest expense represent interest on borrowings under investment agreements and other debt exclusive of that of finance businesses and interest allocated to certain businesses.

NOTE 11. GOODWILL AMORTIZATION

        Effective January 1, 2002, Berkshire adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 changed the accounting for goodwill from a model that required amortization of goodwill, supplemented by impairment tests, to an accounting model that is based solely upon impairment tests. Thus, Berkshire's Consolidated Statement of Earnings for the quarter ending March 31, 2002 includes no periodic amortization of goodwill.

        SFAS No. 142 requires Berkshire to make an initial assessment of goodwill for impairment for each of its reporting units within six months after adoption of the standard. Berkshire will complete this initial assessment of goodwill during the second quarter of 2002. Management currently believes no transitional impairment charges will be recorded. Impairments, if any, recorded as a result of the adoption of SFAS No. 142 are to be reported as a cumulative change in accounting principle. Subsequently, goodwill must be reviewed for impairment at least annually. Any impairment recorded after initial assessment would be charged to operating earnings.

        As required under SFAS No. 142, a reconciliation of Berkshire's Consolidated Statements of Earnings for the first quarter of 2002 and 2001 from amounts reported to amounts exclusive of goodwill amortization, including $20 million related to Berkshire's equity method investment in MidAmerican, is shown below. Dollar amounts are in millions, except per share amounts.


                                                                    2002        2001
                                                                    ----        ----
Net income as reported .....................................        $916        $606
Goodwill amortization, after tax ...........................          --         160
                                                                    ----        ----
Net income as adjusted .....................................        $916        $766
                                                                    ====        ====
Earnings per equivalent share of Class A Common Stock:
As reported ................................................        $598        $397
Goodwill amortization ......................................          --         105
                                                                    ----        ----
Earnings per share as adjusted .............................        $598        $502
                                                                    ====        ====

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.                 Q/E 3/31/02

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        Net earnings for the first quarter of 2002 and 2001 are disaggregated in the table that follows. Amounts are after deducting minority interests and income taxes. Dollar amounts are in millions.


                                                       2002          2001
                                                      -----         -----
Insurance -- underwriting ....................        $  13         $(145)
Insurance -- investment income ...............          489           475
Non-insurance businesses .....................          347           290
Interest expense .............................          (15)          (16)
Purchase-accounting adjustments ..............          (19)         (150)
Other ........................................            3             8
                                                      -----         -----
  Earnings before realized investment gain ...          818           462
Realized investment gain .....................           98           144
                                                      -----         -----
  Net earnings ...............................        $ 916         $ 606
                                                      =====         =====


INSURANCE -- UNDERWRITING

        A summary follows of underwriting results from Berkshire's insurance businesses for the first quarter of 2002 and 2001. Dollar amounts are in millions.


                                                           2002          2001
                                                          -----         -----
Underwriting gain (loss) attributable to:
GEICO ............................................        $ 109         $ (21)
General Re .......................................          (88)         (133)
Berkshire Hathaway Reinsurance Group .............           (8)          (78)
Berkshire Hathaway Primary Insurance Group .......            7             6
                                                          -----         -----
Pre-tax underwriting gain (loss) .................           20          (226)
Income taxes and minority interest ...............            7           (81)
                                                          -----         -----
  Net underwriting gain (loss) ...................        $  13         $(145)
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

        GEICO's pre-tax underwriting results for the first quarter of 2002 and 2001 are summarized in the table below. Dollar amounts are in millions.


                                                    2002                         2001
                                           --------------------         --------------------
                                           Amount           %           Amount           %
                                           ------        ------         ------        ------
Premiums earned ...................        $1,562         100.0         $1,462         100.0
                                           ------        ------         ------        ------
Losses and loss expenses ..........         1,176          75.3          1,236          84.5
Underwriting expenses .............           277          17.7            247          16.9
                                           ------        ------         ------        ------
Total losses and expenses .........         1,453          93.0          1,483         101.4
                                           ------        ======         ------        ======
Net underwriting gain (loss) ......        $  109                       $  (21)
                                           ======                       ======

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.                 Q/E 3/31/02

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INSURANCE -- UNDERWRITING (CONTINUED)

GEICO (CONTINUED)

        Premiums earned in the first quarter of 2002 were $1,562 million, an increase of 6.8% from $1,462 million in 2001. The growth in premiums earned for voluntary auto was 6.6% and reflects increased rates and a 1.3% increase in policies-in-force during the past year.

        Policies-in-force over the last twelve months increased 2.5% in the preferred risk auto market and decreased 3.6% in the standard and nonstandard auto lines. Voluntary auto new business sales in the first quarter of 2002 increased 14.4% compared to 2001. The sales closure ratio and the policy retention rate both improved in the first quarter of 2002, which management believes was aided by recent premium rate increases taken by competitors. Voluntary auto policies-in-force increased 92 thousand over the first three months of 2002, reflecting strong growth in the standard and nonstandard lines.

        GEICO's losses and loss adjustment expenses incurred decreased 4.9% to $1,176 million in the first quarter of 2002. The loss ratio for property and casualty insurance, which measures the portion of premiums earned that is paid or reserved for losses and related claims handling expenses, was 75.3% in the first quarter of 2002 compared to 84.5% a year ago. The improvement reflects the effect of premium rate increases taken in 2000 and 2001 and reduced losses. Claim frequency decreased in 2002 for most coverages, reflecting mild winter weather in the Northeast. Claim severity continued to increase in 2002, but at a slower rate than last year. Losses incurred from catastrophe events for the first quarter of 2002 totaled approximately $1.7 million compared to $0.4 million last year.

        GEICO is a defendant in several class action lawsuits related to the use of collision repair parts not produced by the original auto manufacturers, the calculation of "total loss" value and whether to pay diminished value as part of the settlement of certain claims. Management intends to vigorously defend the corporation's position on these claim settlement procedures. However, these lawsuits are in various stages of development and the ultimate outcome cannot be reasonably determined at this time.

        Underwriting expenses for the first quarter of 2002 increased $30 million (12.1%) over the first quarter of 2001. The increase in underwriting expense was principally due to higher employee benefit costs, including profit sharing accruals, partially offset by a decline in advertising expense.

        GENERAL RE

        General Re conducts a global reinsurance business, which provides reinsurance coverage in the United States and 135 other countries around the world. General Re's principal reinsurance operations are: (1) North American property/casualty, (2) international property/casualty, which is comprised of direct reinsurance business and broker-market business, and (3) global life/health. The direct international property/casualty and global life/health reinsurance operations are conducted primarily through Germany-based Cologne Re. Broker-market business is conducted through the U.K.-based Faraday operations. At March 31, 2002, General Re held an 89% economic ownership interest in Cologne Re.

        General Re's consolidated first quarter 2002 underwriting loss of $88 million improved over the $133 million loss in 2001. Improvements occurred in the North American property/casualty, global life/health and international property/casualty broker-market businesses. General Re's estimate of net losses of $1.9 billion arising from the September 11th terrorist attack was unchanged during the first quarter of 2002.

        Although the improvement in first quarter results is encouraging, General Re's management believes additional underwriting actions are needed to better align premium rates with coverage terms to achieve targeted long-term underwriting profitability. Information with respect to each of General Re's underwriting units is presented below.

North American property/casualty

        General Re's North American property/casualty pre-tax underwriting results for the first quarter of 2002 and 2001 are shown below. Dollar amounts are in millions.


                                                2002                           2001
                                      -----------------------         ----------------------
                                       Amount            %             Amount           %
                                      -------         -------         -------        -------
Premiums earned ..............        $   975           100.0         $   905          100.0
                                      -------         -------         -------        -------
Losses and loss expenses .....            740            75.9             688           76.0
Underwriting expenses ........            267            27.4             272           30.1
                                      -------         -------         -------        -------
Total losses and expenses ....          1,007           103.3             960          106.1
                                      -------         =======         -------        =======
Net underwriting loss ........        $   (32)                        $   (55)
                                      =======                         =======

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.                 Q/E 3/31/02

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INSURANCE -- UNDERWRITING (CONTINUED)

North American property/casualty (continued)

        North American property/casualty operations underwrite predominantly excess reinsurance and insurance across multiple lines of business. Policies are written on both a treaty (groups of risks) and facultative (individual risk) basis. North American property/casualty earned premiums increased $70 million or 7.7% for the first three months of 2002 over the comparable 2001 period. The growth in earned premiums was primarily due to rate increases and new business (net of non-renewal of unprofitable business) in the property reinsurance, casualty program, excess and surplus lines and alternative markets businesses. First quarter 2001 earned premiums included approximately $85 million of premiums from a large excess treaty, which was not renewed in 2002.

        Underwriting results for the first quarter of 2002 of the North American property/casualty operations improved slightly over the comparable 2001 period. Results for the first three months of 2002 benefited from significant premium rate increases and improved policy terms and conditions. For the first quarter of 2002, the North American property/casualty business generated overall favorable results in property lines arising from rate increases and lower than expected losses. First quarter underwriting results in both 2002 and 2001 reflect no large losses arising from catastrophes and other large individual property losses ($20 million or greater). Property business is expected to produce volatile results from period to period, depending on the timing and magnitude of major loss events. Changes to unpaid loss and loss adjustment expenses for estimates for prior years' loss events were not significant in the first quarter of 2002 and 2001.

        Underwriting losses for the first quarter of 2002 and 2001 included approximately $20 million of accretion on discounted workers' compensation reserves. In addition, results for 2002 included $3 million of amortization from deferred charges on retroactive reinsurance contracts written in prior years.

International property/casualty

        General Re's international property/casualty pre-tax underwriting results for the first quarter of 2002 and 2001 are shown below. Dollar amounts are in millions.


                                               2002                         2001
                                      ---------------------         --------------------
                                      Amount            %           Amount           %
                                      ------         ------         ------        ------
Premiums earned ..............        $  550          100.0         $  588         100.0
                                      ------         ------         ------        ------
Losses and loss expenses .....           435           79.1            443          75.4
Underwriting expenses ........           160           29.1            190          32.3
                                      ------         ------         ------        ------
Total losses and expenses ....           595          108.2            633         107.7
                                      ------         ======         ------        ======
Net underwriting loss ........        $  (45)                       $  (45)
                                      ======                        ======


        The international property/casualty operations write quota-share and excess reinsurance on risks around the world. In recent years, the largest international markets have been in Germany and other parts of Western Europe. For the first quarter of 2002, international property/casualty earned premiums decreased $38 million or 6.5% from the comparable 2001 levels. The decline in earned premiums was primarily attributable to decreased premiums in Latin America, including the effect of devaluation of the Argentine peso, and non-renewal of under-performing treaty business at Cologne Re. Partially offsetting these declines were increases in premiums from General Re's participation in Lloyd's Syndicate 435 and growth in the U.K. casualty treaty and property facultative businesses. General Re's share of the premiums, claims and expenses of Lloyd's Syndicate 435 is 96.7% in 2002 compared to 60.6% in 2001.

        Underwriting losses in the international property/casualty operations were unchanged from the first quarter of 2001, as improvement in the broker-market operations was offset by increased losses in direct operations. The direct property/casualty reinsurance operations incurred a net underwriting loss of $42 million in the first quarter of 2002, compared with an underwriting loss of $10 million in the same period of 2001. The direct property/casualty reinsurance results were adversely affected by one large property loss ($29 million) in the United Kingdom. In addition, first quarter 2002 results of the international credit and surety bond business, which has been placed in run-off, included $14 million of net losses arising from two bankruptcies.

        For the broker-market operations, a net underwriting loss of $3 million was incurred in the first quarter of 2002 as compared to a $35 million net underwriting loss in the comparable 2001 period. First quarter 2002 results benefited from lower-than-expected property loss activity and improvements in overall market conditions. Broker-market results in the first quarter of 2001 were adversely affected by several large losses, including claims from the sinking of an oil rig off South America and the Seattle earthquake.

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.                 Q/E 3/31/02

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        INSURANCE -- UNDERWRITING (CONTINUED)

        International property/casualty (continued)

        General Re conducts a portion of its reinsurance business in Argentina, a country that is currently in the midst of an economic and political crisis. Since the beginning of 2002, the Argentine peso has been significantly devalued relative to the U.S. dollar. It remains uncertain as to what effect this and other actions that may be taken will have on the international property/casualty business. In response to this uncertainty, General Re has reduced the volume of business being written in Argentina.

Global life/health

        General Re's global life/health pre-tax underwriting results for the first quarter of 2002 and 2001 are shown below. Dollar amounts are in millions.


                                                    2002                         2001
                                           ---------------------         --------------------
                                           Amount            %           Amount           %
                                           ------         ------         ------        ------
Premiums earned ...................        $  445          100.0         $  505         100.0
                                           ------         ------         ------        ------
Losses and loss expenses ..........           348           78.2            426          84.4
Underwriting expenses .............           108           24.3            112          22.1
                                           ------         ------         ------        ------
Total losses and expenses .........           456          102.5            538         106.5
                                           ------         ======         ------        ======
Net underwriting loss .............        $  (11)                       $  (33)
                                           ======                        ======


        General Re's global life/health affiliates reinsure such risks worldwide. Earned premiums in the U.S. life/health business decreased $18 million or 6.0% from the same period in 2001. The decline in earned premiums occurred principally due to the run-off of the special risk business. International life/health earned premiums decreased $42 million or 20.2% from the comparable 2001 period. The decrease was primarily due to a 2002 change in reporting Cologne Re's modified coinsurance business. This change had a minimal impact on net underwriting results, but did reduce premiums earned. Excluding the effect of this change, international life/health earned premiums increased approximately 4.0%.

        The U.S. life/health operations produced an underwriting loss of $12 million for the first three months of 2002, compared with a loss of $24 million in the same period of 2001. The improvement was primarily due to lower losses in the individual health operations and decreased mortality in the life segment. The Medicare supplement business in the U.S. individual health operations normally generates losses in the first part of the calendar year, as insureds recover their annual Medicare deductibles covered under the policies. For the first quarter of 2002, Medicare supplement business had an underwriting loss of $11 million, compared with a loss of $16 million in the first quarter of 2001. Results of this business are expected to improve over the remainder of 2002, as was the case in 2001. International life/health results for the first quarter of 2002 produced an underwriting gain of $1 million.

        BERKSHIRE HATHAWAY REINSURANCE GROUP

        Premiums earned in the first quarter by BHRG operations totaled $755 million in 2002, an increase of $595 million over 2001. The increase in premiums earned in 2002 was primarily due to increased amounts earned from retroactive reinsurance ($388 million), catastrophe reinsurance ($85 million) and special risk business ($77 million). The special risk business is primarily commercial property and liability coverages for large or unusual individual risks.

        Underwriting losses of BHRG for the first quarter of 2002 were $8 million compared to $78 million in 2001. The comparative improvement in results reflects increased underwriting gains from catastrophe reinsurance and specialty risk business. For the first quarter of both 2002 and 2001, relatively insignificant amounts of property catastrophe losses were incurred and, as a result, these businesses generated underwriting gains of $157 million in 2002 and $51 million in 2001. Berkshire management believes and accepts that large losses will eventually occur in the property catastrophe business. The timing and magnitude of catastrophe losses can cause periodic underwriting results to be exceptionally volatile.

        Underwriting losses of BHRG for the first quarter include losses from the amortization of deferred charges on retroactive reinsurance policies totaling $109 million in 2002 and $94 million in 2001. These charges reflect the systematic recognition of time-value-of-money concepts that are factored into the premiums established for retroactive policies, primarily because the claims are expected to be settled over extended time periods. Deferred charges are established at the inception of the contracts representing the difference between the estimated ultimate losses and the consideration received. Deferred charges are then amortized over the expected claims settlement period using the interest method. Significant changes in the amount of the estimated ultimate liabilities or the timing of payments may produce significant changes in the periodic amortization.

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.                 Q/E 3/31/02

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        INSURANCE -- UNDERWRITING (CONTINUED)

        BERKSHIRE HATHAWAY REINSURANCE GROUP (CONTINUED)

        In recent years, BHRG has written several large retroactive contracts and the unamortized balance has grown to approximately $3.3 billion at March 31, 2002. Based upon current estimates, deferred charge amortization is expected to approximate $415 million for the 2002 calendar year and is expected to exceed $300 million in each of the next two years. BHRG anticipates that these charges will be reasonable relative to the large amounts of float generated from these policies.

        BERKSHIRE HATHAWAY PRIMARY INSURANCE

        Berkshire's other primary insurers consist of several businesses, including the National Indemnity ("NICO") Primary group, U.S. Investment Corporation ("USIC"), the Homestate group, Central States Indemnity and Kansas Banker's Surety. Collectively, premiums earned by these businesses in the first quarter of 2002 were $151 million, an increase of $45 million (42.5%) over 2001. The increases in premiums were principally attributed to increased volume by the NICO Primary group, USIC and the Homestate group.

        Berkshire's other primary insurers generated first quarter underwriting gains of $7 million in 2002 and $6 million in 2001. Underwriting gains were achieved in each year by USIC, Kansas Banker's and the NICO Primary group, and were partially offset by small underwriting losses from the Homestate operations.

        INSURANCE -- INVESTMENT INCOME

        After-tax net investment income produced by Berkshire's insurance and reinsurance businesses for the first quarter of 2002 and 2001 is summarized in the table below. Dollars are in millions.


                                                                              2002        2001
                                                                              ----        ----
Net investment income before income taxes and minority interests .....        $716        $685
Income taxes and minority interests ..................................         227         210
                                                                              ----        ----
Net investment income ................................................        $489        $475
                                                                              ====        ====


        Pre-tax net investment income from Berkshire's insurance operations for the first quarter of 2002 was $716 million, an increase of $31 million (4.5%) over the first quarter of 2001. The increase in investment income in 2002 reflects an increase in invested assets, partially offset by the effects of comparatively lower interest rates. Invested assets held by the insurance businesses totaled $75 billion at March 31, 2002 compared to $67 billion at March 31, 2001.

        Invested assets derive from shareholder capital as well as policyholder float. "Float" is an approximation of the net amount of liabilities due to policyholders that are temporarily available for investment. Float represents the sum of unpaid losses and loss adjustment expenses, unearned premiums and other policyholder liabilities less the aggregate of premiums and reinsurance balances receivable, deferred policy acquisition costs, and deferred charges on retroactive reinsurance contracts. Consolidated float at March 31, 2002 was approximately $37.3 billion, compared to $35.5 billion at December 31, 2001 and $29.2 billion at March 31, 2001.

        The large increase in float over the past year principally derives from retroactive reinsurance written over the past year by BHRG, and from exceptionally high levels of losses incurred by the reinsurance operations during the second half of 2001. Consequently, the cost of float, as measured by the ratio of net pre-tax underwriting losses to average float was very high for the year ending December 31, 2001 at 12.8%. During the first quarter of 2002, the cost of float was less than zero, as Berkshire's consolidated insurance and reinsurance businesses produced a net underwriting gain of approximately $20 million.

               NON-INSURANCE BUSINESSES

        Results of operations of Berkshire's diverse non-insurance businesses for the first quarter of 2002 and 2001 are shown in the following table. Dollar amounts are in millions.


                                                                       2002                        2001
                                                               --------------------        --------------------
                                                               Amount           %          Amount           %
                                                               ------        ------        ------        ------
Revenues ..............................................        $3,955         100.0        $3,488         100.0
Costs and expenses ....................................         3,403          86.0         3,032          86.9
                                                               ------        ------        ------        ------
Earnings before income taxes and minority interest ....           552          14.0           456          13.1
Applicable income taxes and minority interest .........           205           5.2           166           4.8
                                                               ------        ------        ------        ------
Net earnings ..........................................        $  347           8.8        $  290           8.3
                                                               ======        ======        ======        ======


        A discussion regarding the results of Berkshire's non-insurance businesses follows.

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.                 Q/E 3/31/02

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

               NON-INSURANCE BUSINESSES (CONTINUED)

        BUILDING PRODUCTS

        This group of businesses includes Johns Manville, Benjamin Moore, Acme Building Products, and MiTek Inc. Revenues of the building products group for the first quarter of 2002 were $850 million, an increase of $384 million (82.4%) over 2001. Pre-tax income for the first quarter of 2002 was $114 million, an increase of $62 million (119.2%) over 2001.

        Much of the comparative increases in revenues and pre-tax earnings in 2002 were due to the inclusion of three full months of Johns Manville, acquired February 27, 2001, and from the inclusion of MiTek, acquired July 31, 2001. On a comparative full quarter basis however, Johns Manville's sales in 2002 declined about 7.5% from 2001, while sales at MiTek increased 25.2%. The decline at Johns Manville was primarily attributed to lower selling prices for building insulation products and volume declines for roofing products.

        Revenues and earnings of Benjamin Moore for the first quarter of 2002 exceeded 2001 due to increased gallons of paint sold. Revenues and earnings of Acme for the first quarter of 2002 also increased due to higher brick and manufactured block shipments. Both Benjamin Moore and Acme benefited from favorable housing markets and comparatively mild winter weather conditions in 2002.

        FINANCE AND FINANCIAL PRODUCTS

        Berkshire's finance and financial products businesses produced pre-tax income of $150 million for the first quarter of 2002 compared to $159 million for the first quarter of 2001. Results for the first quarter of 2002 included significant increases in net interest income of BH Finance and from Berkshire's interests in Berkadia LLC. Offsetting these increases were first quarter losses in 2002 from General Re Securities ("GRS") and lower earnings from Berkshire's interest in Value Capital LP. During the first quarter of 2002, General Re announced that the operations of GRS would be run-off in an orderly manner. GRS generated a pre-tax loss of $89 million, which includes a charge of $31 million for employee severance and other run-off related costs. During the first quarter of 2002, GRS also incurred trading losses in restructuring certain positions in connection with the run-off, with the objective of reducing the number of trading positions and related risks. Additional losses may be incurred in future periods as additional restructuring transactions take place.

        FLIGHT SERVICES

        Revenues from flight services for the first quarter of 2002 totaled $655 million, an increase of $8 million (1.2%) over the first quarter of 2001. First quarter revenues reflect an increase in flight operations management revenue, offset by declines in training revenues and aircraft and flight simulator sales. Pre-tax earnings from flight services during the first quarter of 2002 were $30 million, a decline of $19 million (38.8%) from the first quarter of 2001. Berkshire's flight services operations have been negatively affected by the September 11th terrorist activity and the slowing U.S. economy. As a result, NetJets (formerly known as Executive Jet) incurred first quarter operating losses in both the U.S. and Europe and FlightSafety's operating profits were lower.

        RETAIL

        Berkshire's home furnishing and jewelry retail businesses generated first quarter 2002 revenues of $468 million, a $31 million (7.1%) increase over the first quarter of 2001. Most of the revenue increase was generated by Nebraska Furniture Mart and R.C. Willey. Pre-tax earnings of Berkshire's retail businesses for the first quarter of 2002 were $30 million, a $4 million (15.4%) increase over the first quarter of 2001. Increased earnings were generated by R.C. Willey, the Nebraska Furniture Mart and Jordan's Furniture, partially offset by comparatively lower earnings at Helzberg Diamond Shops.

        SCOTT FETZER

        Revenues for the first quarter of 2002 totaled $219 million which represents a decline of $27 million (11.0%) from 2001. The decline in revenues occurred in several product lines, most notably in Campbell Hausfeld's pressure washers and air compressors, Kirby's cleaning systems and Wayne's water systems. For the first quarter of 2002, pre-tax earnings of $28 million were $2 million (6.7%) below 2001. The decline in earnings was due to the aforementioned lower sales, partially offset by the favorable effects of cost cutting measures.

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.                 Q/E 3/31/02

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

               NON-INSURANCE BUSINESSES (CONTINUED)

        SHAW INDUSTRIES

        Shaw is a leading manufacturer and distributor of carpet, rugs and hardfloor surfaces. First quarter revenues were $981 million in 2002 and $967 million in 2001. The increase in sales was attributed primarily to a small increase in volume offset by slightly lower average selling prices. Commercial carpet sales remain slow, due to the overall weakness in the economy and the lingering effects of the September 11th terrorist attack.

        Pre-tax income generated by Shaw for the first quarter of 2002 increased $22 million (43.1%) over the first quarter of 2001. Comparatively lower material costs, increased plant operating levels and lower interest charges accounted for most of the improvement in comparative operating results.

        In January 2002, Berkshire acquired the remaining shares of Shaw that were previously held by a group of investors that included Robert Shaw, CEO of Shaw, Julian Saul, President of Shaw, and other managers and former directors of Shaw.

        OTHER NON-INSURANCE BUSINESSES

        Berkshire's other non-insurance businesses include the results of several smaller businesses, as well as income from investments in MidAmerican. These businesses generated aggregate pre-tax income of $127 million in 2002 versus $89 million in the comparable prior year period. Income from MidAmerican totaled $69 million in 2002 and $47 million in 2001. In March 2002, Berkshire acquired additional shares in MidAmerican non-dividend paying convertible preferred shares, such that Berkshire's fully-diluted interest in MidAmerican increased to 80.2%. In addition, Berkshire acquired an additional $323 million of MidAmerican 11% trust preferred securities.

        PURCHASE ACCOUNTING ADJUSTMENTS

        Purchase accounting adjustments reflect the after-tax effect on net earnings with respect to the amortization of fair value adjustments to certain assets and liabilities recorded at various business acquisition dates. Prior to 2002, this amount also included the systematic amortization of goodwill.

        Effective January 1, 2002, Berkshire ceased amortizing goodwill of previously acquired businesses in accordance with the provisions of SFAS No.
142. See Note 11 for additional information related to this new accounting standard. Purchase accounting adjustments for the first quarter of 2001 included $140 million of after-tax goodwill amortization, which does not include Berkshire's share of goodwill amortization of $20 million related to its equity method investment in MidAmerican Energy.

        Other purchase accounting adjustments consist primarily of the amortization of the excess of market value over historical cost of fixed maturity investments held by certain businesses at their acquisition dates, primarily at General Re. Berkshire includes such excess in the cost of the investments and subsequently amortizes it over the estimated remaining lives of the investments. The unamortized excess remaining in the cost of fixed maturity investments approximated $548 million as of March 31, 2002.

               REALIZED INVESTMENT GAIN/LOSS

        Realized investment gain/loss has been a recurring element in Berkshire's net earnings for many years. Such amounts -- recorded (1) when investments are sold; (2) other-than-temporarily impaired; and (3) in certain situations, as provided under GAAP, when investments are marked-to-market with a corresponding gain or loss included in earnings -- may fluctuate significantly from period to period, resulting in a meaningful effect on reported net earnings. The Consolidated Statements of Earnings include after-tax realized investment gains of $98 million and $144 million for the first quarter of 2002 and 2001, respectively.

FINANCIAL CONDITION

        Berkshire's balance sheet continues to reflect significant liquidity and a strong capital base. Consolidated shareholders' equity at March 31, 2002 totaled $60.5 billion. Consolidated cash and invested assets, excluding assets of finance and financial products businesses totaled approximately $76.5 billion at March 31, 2002 and $72.5 billion at December 31, 2001. During the first quarter of 2002, Berkshire deployed about $1.1 billion in internally generated cash for business acquisitions, including $725 million to purchase additional securities of MidAmerican Energy.

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.                 Q/E 3/31/02


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION (CONTINUED)

        Berkshire's consolidated borrowings under investment agreements and other debt, excluding borrowings of finance businesses, totaled $3,724 million at March 31, 2002 and $3,485 million at December 31, 2001. The increase in borrowings during the first quarter of 2002 relates primarily to pre-acquisition debt of Albecca Inc., which was acquired in February 2002. Also, short-term borrowings of Shaw increased during the first quarter of 2002 to fund capital expenditures.

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

        Berkshire is contingently liable for the borrowings of Berkadia LLC through a primary guaranty of 90% of its debt and a secondary guaranty of the remaining 10% of Berkadia's borrowings through Fleet Bank. At March 31, 2002, Berkadia's unpaid loan balance was $3.9 billion, of which $700 million was prepaid in April 2002.

        Assets of the finance and financial products businesses totaled $37.9 billion at March 31, 2002 and $41.6 billion at December 31, 2001. The overall decline reflects a decline in assets of GRS, which commenced running-off its operations earlier in 2002, lower investments at BH Finance LLC and $1.0 billion in repayments of Berkadia's loan to FINOVA.

        Notes payable and other borrowings of Berkshire's finance and financial products businesses totaled $8.4 billion at March 31, 2002 and $9.0 billion at December 31, 2001. These balances include Berkadia's outstanding term loan of $3.9 billion at March 31, 2002 and $4.9 billion at December 31, 2001. Partially offsetting the decline in Berkadia borrowings during the first quarter of 2002 was an increase in commercial paper borrowings by GRS to fund short-term liquidity needs.

        Berkshire believes that it currently maintains sufficient liquidity to cover its existing liquidity requirements and provide for contingent liquidity needs.

CRITICAL ACCOUNTING POLICIES

        In applying certain accounting policies, Berkshire is required to make estimates and judgments regarding transactions that have occurred and ultimately will be settled several years in the future. Amounts recognized in the financial statements from such estimates are necessarily based on assumptions about numerous factors involving varying, and possibly significant, degrees of uncertainty. Accordingly, the amounts currently recorded in the financial statements may prove, with the benefit of hindsight, to be inaccurate.

        Berkshire accrues liabilities for unpaid property and casualty insurance and reinsurance losses based upon estimates of the ultimate amounts payable under the contracts related to losses occurring on or before the balance sheet date. As of any balance sheet date, all claims have not yet been reported and some claims may not be reported for many years. As a result, the liability for unpaid losses includes significant estimates for incurred-but-not-reported claims. Additionally, reported claims are in various stages of the settlement process. Each claim is settled individually based upon its merits and certain liability or workers' compensation claims may take years to settle, especially if legal action is involved.

        Berkshire uses a variety of techniques to establish the liabilities for unpaid claims recorded at the balance sheet date. While techniques may vary, all employ significant judgments and assumptions. Techniques may involve detailed statistical analysis of past claim reporting, settlement activity, claim frequency and severity data when sufficient information exists to lend statistical credibility to the analysis. The analysis may be based upon internal loss experience, the experience of clients or industry experience. Techniques may vary depending on the type of claim being estimated. More judgmental techniques are used in lines when statistical data is insufficient or unavailable. Liabilities may also reflect implicit or explicit assumptions regarding the potential effects of future economic and social inflation, judicial decisions, law changes, and recent trends in such factors.

        Receivables recorded with respect to insurance losses ceded to other reinsurers under reinsurance contracts are similarly subject to estimation error. In addition to the factors cited above, estimates of reinsurance recoveries may prove uncollectible if the reinsurer is unable to perform under the contract. Reinsurance contracts do not relieve the ceding company of its obligations to indemnify its own policyholders.

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.                 Q/E 3/31/02

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        CRITICAL ACCOUNTING POLICIES (CONTINUED)

        Berkshire's Consolidated Balance Sheet includes estimated liabilities for unpaid losses from property and casualty insurance and reinsurance contracts of $41.3 billion and reinsurance receivables of $2.8 billion at March 31, 2002. Due to the inherent uncertainties in the process of establishing these amounts, the actual ultimate claims amounts will likely differ from the currently recorded amounts. A small percentage change in estimates of this magnitude will result in a material effect on reported earnings. For instance, a 5% change in the March 31, 2002 net estimate would produce a $1.9 billion charge to pre-tax earnings. Future effects from changes in these estimates will be recorded as a component of losses incurred in the period of the change.

        Berkshire records deferred charges as assets on its balance sheet with respect to liabilities assumed under retroactive reinsurance contracts. At the inception of these contracts the deferred charges represent the difference between the consideration received and the estimated ultimate liability for unpaid losses. The deferred charges are amortized as a component of losses incurred using the interest method over an estimate of the ultimate claim payment period. The deferred charge balance may be adjusted periodically to reflect new projections of the amount and timing of loss payments. Adjustments to these assumptions are applied retrospectively from the inception of the contract. Unamortized deferred charges totaled $3,455 million at March 31, 2002. Significant changes in either the timing or ultimate amount of loss payments may have a significant effect on unamortized deferred charges and the amount of periodic amortization.

        Berkshire's financial position reflects large amounts of invested assets, including assets of its finance and financial products businesses. A substantial portion of these assets are carried at fair values based upon current market quotations and, when not available, based upon fair value pricing models. Berkshire's finance businesses maintain significant balances of finance receivables, which are carried at amortized cost. Considerable judgment is required in determining the assumptions used in certain pricing models, which may address interest rates, loan prepayment speeds, and creditworthiness of the issuer.

        Berkshire's Consolidated Balance Sheet as of March 31, 2002 includes goodwill of acquired businesses of approximately $22 billion. These amounts have been recorded as a result of Berkshire's numerous prior business acquisitions accounted for under the purchase method. Prior to 2002, goodwill from each acquisition was generally amortized as a charge to earnings over periods not exceeding 40 years. Under SFAS No. 142, which was adopted by Berkshire as of January 1, 2002, periodic amortization ceased.

        A significant amount of judgment is required in performing goodwill impairment tests. Such tests include periodically determining or reviewing the estimated fair value of Berkshire's reporting units. Under SFAS No. 142, fair value refers to the amount for which the entire reporting unit may be bought or sold. There are several methods of estimating reporting unit values, including market quotations, asset and liability fair values and other valuation techniques, such as discounted cash flows and multiples of earnings or revenues. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then individual assets, including identifiable intangible assets and liabilities of the reporting unit are estimated at fair value. The excess of the estimated fair value of the reporting unit over the estimated fair value of net assets would establish the implied value of goodwill. The excess of the recorded amount of goodwill over the implied value is charged-off as an impairment loss.

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

                                    FORM 10-Q

                             BERKSHIRE HATHAWAY INC.                 Q/E 3/31/02

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


FORWARD-LOOKING STATEMENTS (CONTINUED)

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


                                                        BERKSHIRE HATHAWAY INC.
                                                -------------------------------
                                                                    (Registrant)

Date May 14, 2002                                      /s/ Marc D. Hamburg
     -------------                              -------------------------------
                                                            (Signature)
                                                Marc D. Hamburg, Vice President
                                                and Principal Financial Officer