Form 10-Q
period 2002-06-30
BERKSHIRE HATHAWAY INC
filed 2002-08-13
CIK 1067983

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

                    (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-14905

BERKSHIRE HATHAWAY INC.
(Exact name of registrant as specified in its charter)

Delaware	47-0813844

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

1440 Kiewit Plaza, Omaha, Nebraska 68131
(Address of principal executive office)
(Zip Code)

(402) 346-1400
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

[X]	[ ]
YES	NO

     Number of shares of common stock outstanding as of July 31, 2002:

Class A — 1,317,317
Class B — 6,500,173

Q/E 6/30/02

FORM 10-Q
BERKSHIRE HATHAWAY INC.

Page No.

Part I — Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets —	2

June 30, 2002 and December 31, 2001

Consolidated Statements of Earnings —	3

Second Quarter and First Half 2002 and 2001

Condensed Consolidated Statements of Cash Flows —	4

First Half 2002 and 2001

Notes to Interim Consolidated Financial Statements	5-11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Part II — Other Information

Item 2. Changes in Securities and Use of Proceeds	22

Item 4. Submission of Matters to a Vote of Security Holders	22

Item 6. Exhibits and Reports on Form 8-K	22

Q/E 6/30/02

FORM 10-Q
BERKSHIRE HATHAWAY INC.

Part I Financial Information

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
(dollars in millions except per share amounts)

	June 30,	December 31,
	2002	2001

ASSETS
Cash and cash equivalents	$7,260	$5,313
Investments:
Securities with fixed maturities	38,725	36,509
Equity securities	31,243	28,675
Other	2,139	1,974
Receivables	12,623	11,926
Inventories	2,815	2,213
Investments in MidAmerican Energy Holdings Company	2,723	1,826
Assets of finance and financial products businesses	35,935	41,591
Property, plant and equipment	5,120	4,776
Goodwill of acquired businesses	22,143	21,407
Other assets	6,771	6,542

	$167,497	$162,752

LIABILITIES AND SHAREHOLDERS’ EQUITY
Losses and loss adjustment expenses	$42,011	$40,716
Unearned premiums	6,223	4,814
Accounts payable, accruals and other liabilities	11,217	9,626
Income taxes, principally deferred	8,434	7,021
Borrowings under investment agreements and other debt	4,091	3,485
Liabilities of finance and financial products businesses	31,775	37,791

	103,751	103,453

Minority shareholders’ interests	1,376	1,349

Shareholders’ equity:
Common Stock:*
Class A Common Stock, $5 par value and Class B Common Stock, $0.1667 par value	8	8
Capital in excess of par value	25,985	25,607
Accumulated other comprehensive income	14,972	12,891
Retained earnings	21,405	19,444

Total shareholders’ equity	62,370	57,950

	$167,497	$162,752

*	Class B Common Stock has economic rights equal to one-thirtieth (1/30) of the economic rights of Class A Common Stock. Accordingly, on an equivalent Class A Common Stock basis, there are 1,533,953 shares outstanding at June 30, 2002 versus 1,528,217 shares outstanding at December 31, 2001.

See accompanying Notes to Interim Consolidated Financial Statements

Q/E 6/30/02

FORM 10-Q
BERKSHIRE HATHAWAY INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in millions except per share amounts)

	Second Quarter		First Half

	2002	2001	2002	2001

Revenues:
Insurance premiums earned	$4,417	$5,382	$8,855	$9,108
Sales and service revenues	4,403	3,812	8,137	7,090
Interest, dividend and other investment income	683	680	1,371	1,358
Income from MidAmerican Energy Holdings Company	110	38	179	85
Income from finance and financial products businesses	248	84	412	255
Realized investment gain	25	660	187	902

	9,886	10,656	19,141	18,798

Cost and expenses:
Insurance losses and loss adjustment expenses	3,464	4,989	6,938	8,014
Insurance underwriting expenses	969	797	1,913	1,724
Cost of products and services sold	3,081	2,646	5,724	4,947
Selling, general and administrative expenses	776	756	1,534	1,486
Goodwill amortization	—	144	—	286
Interest expense	49	57	95	117

	8,339	9,389	16,204	16,574

Earnings before income taxes and minority interest	1,547	1,267	2,937	2,224
Income taxes	485	473	945	812
Minority interest	17	21	31	33

Net earnings	$1,045	$773	$1,961	$1,379

Average common shares outstanding *	1,533,728	1,527,028	1,532,352	1,526,785
Net earnings per common share *	$681	$506	$1,280	$903

*	Average shares outstanding include average Class A Common shares and average Class B Common shares determined on an equivalent Class A Common Stock basis. Net earnings per share shown above represents net earnings per equivalent Class A Common share. Net earnings per Class B Common share is equal to one-thirtieth (1/30) of such amount.

See accompanying Notes to Interim Consolidated Financial Statements

Q/E 6/30/02

FORM 10-Q
BERKSHIRE HATHAWAY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	First Half

	2002	2001

Net cash flows from operating activities	$6,746	$2,614

Cash flows from investing activities:
Purchases of investments	(8,146)	(4,757)
Proceeds from sales and maturities of investments	6,304	8,627
Loans and investments originated in finance businesses	(783)	(1,548)
Principal collection on loans and investments originated in finance businesses	3,026	772
Acquisitions of businesses, net of cash acquired	(1,076)	(3,720)
Other	(396)	(371)

Net cash flows from investing activities	(1,071)	(997)

Cash flows from financing activities:
Proceeds from borrowings of finance businesses	123	347
Proceeds from other borrowings	774	335
Repayments of borrowings of finance businesses	(3,025)	(15)
Repayments of other borrowings	(392)	(331)
Change in short term borrowings of finance businesses	(1,004)	998
Changes in other short term borrowings	55	(338)
Other	19	(6)

Net cash flows from financing activities	(3,450)	990

Increase in cash and cash equivalents	2,225	2,607
Cash and cash equivalents at beginning of year *	6,498	5,604

Cash and cash equivalents at end of first half *	$8,723	$8,211

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$682	$863
Interest of finance and financial products businesses	256	335
Other interest	103	119
Non-cash investing activity:
Liabilities assumed in connection with acquisitions of businesses	444	2,639
Common stock issued in connection with acquisition of business	324	—
Contingent value of Exchange Notes recognized in earnings	—	44
Value of equity securities used to redeem Exchange Notes	—	87

* Cash and cash equivalents are comprised of the following:
Beginning of year —
Finance and financial products businesses	$1,185	$341
Other	5,313	5,263

	$6,498	$5,604

End of first half —
Finance and financial products businesses	$1,463	$1,068
Other	7,260	7,143

	$8,723	$8,211

See accompanying Notes to Interim Consolidated Financial Statements

Q/E 6/30/02

FORM 10-Q
BERKSHIRE HATHAWAY INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1. General

     The accompanying unaudited Consolidated Financial Statements include the accounts of Berkshire Hathaway Inc. (“Berkshire” or “Company”) consolidated with the accounts of all its subsidiaries. Reference is made to Berkshire’s most recently issued Annual Report that included information necessary or useful to understanding Berkshire’s businesses and financial statement presentations. In particular, Berkshire’s significant accounting policies and practices were presented as Note 1 to the Consolidated Financial Statements included in that Report. Certain amounts in 2001 have been reclassified to conform with current year presentation.

     Financial information in this Report reflects any adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to a fair statement of results for the interim periods in accordance with generally accepted accounting principles (“GAAP”).

     For a number of reasons, Berkshire’s results for interim periods are not normally indicative of results to be expected for the year. The timing and magnitude of catastrophe losses incurred by insurance subsidiaries and the estimation error inherent to the process of determining liabilities for unpaid losses of insurance subsidiaries can be relatively more significant to results of interim periods than to results for a full year. Realized investment gains/losses are recorded when investments are sold, other-than-temporarily impaired or in certain situations, as required by GAAP, when investments are marked-to-market. Variations in amount and timing of realized investment gains/losses can cause significant variations in periodic net earnings.

Note 2. Significant business acquisitions

     During 2001, Berkshire completed four significant business acquisitions. In addition, Berkshire completed two significant acquisitions in the first half of 2002. Information concerning these acquisitions follows.

     Shaw Industries, Inc. (“Shaw”)
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

     Shaw is the world’s largest manufacturer of tufted broadloom carpet and rugs for residential and commercial applications throughout the U.S. and exports to most markets worldwide. Shaw markets its residential and commercial products under a variety of brand names.

     Johns Manville Corporation (“Johns Manville”)
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

     MiTek Inc. (“MiTek”)
      On July 31, 2001, Berkshire acquired a 90% equity interest in MiTek from Rexam PLC for approximately $400 million. Existing MiTek management acquired the remaining 10% interest. MiTek, headquartered in Chesterfield, Missouri, produces steel connector products, design engineering software and ancillary services for the building components market.

     XTRA Corporation (“XTRA”)
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

Q/E 6/30/02

FORM 10-Q
BERKSHIRE HATHAWAY INC.

Notes To Interim Consolidated Financial Statements (Continued)

Note 2. Significant business acquisitions (Continued)

     Albecca Inc. (“Albecca”)
      Effective February 8, 2002, Berkshire acquired all of the outstanding shares of Albecca for approximately $225 million in cash. Albecca designs, manufactures and distributes a complete line of high-quality custom picture framing products primarily under the Larson-Juhl name.

     Fruit of the Loom (“FOL”)
     Effective April 30, 2002, Berkshire acquired the basic apparel business of Fruit of the Loom, LTD (“FOL entities”) at a cost of $730 million. Prior to the acquisition, the FOL entities operated as debtors-in-possession pursuant to its filing under Chapter 11 of the U.S. Bankruptcy Code. On April 19, 2002, the U.S. Bankruptcy Court for the District of Delaware confirmed the FOL reorganization plan, which provided for the sale of the basic apparel business to Berkshire.

     The FOL apparel business is a leading vertically integrated basic apparel company manufacturing and marketing underwear, activewear, casualwear and childrenswear. The FOL apparel business operates on a worldwide basis and sells its products principally in North America under the Fruit of the Loom and BVD brand names.

     The results of operations for each of these entities are included in Berkshire’s consolidated results of operations from the effective date of each acquisition. The following table sets forth certain unaudited consolidated earnings data for the first half of 2001, as if each of the acquisitions discussed above were consummated on the same terms at the beginning of 2001. Pro forma results for the first half of 2002 were not materially different from reported results. Dollars are in millions except per share amount.

2001

Total revenues	$20,040
Net earnings	1,425
Earnings per equivalent Class A Common Share	930

     On July 2, 2002 Berkshire entered into an agreement to acquire all of the outstanding shares of Garan, Inc. common stock for $60 per share, or approximately $270 million in the aggregate. The transaction is expected to close in the third quarter of 2002. Garan is a leading manufacturer of children’s, women’s, and men’s apparel bearing the private labels of its customers as well as several of its own trademarks, including GARANIMALS.

Note 3. Investments in MidAmerican Energy Holdings Company

     In March 2000, Berkshire invested approximately $1.24 billion in common stock and a non-dividend paying convertible preferred stock of MidAmerican Energy Holdings Company (“MidAmerican”). In March 2002, Berkshire acquired additional shares of the convertible preferred stock of MidAmerican for $402 million. Such investments represent a 9.7% voting interest and an 80.2% economic interest in MidAmerican on a diluted basis. Mr. Walter Scott, Jr., a member of Berkshire’s Board of Directors, controls approximately 86% of the voting interest in MidAmerican.

     As of June 30, 2002, Berkshire and its subsidiaries also held $778 million of 11% non-transferable trust preferred securities of MidAmerican, of which $455 million were acquired in March 2000 and an additional $323 million were acquired in March 2002. On July 29, 2002, Berkshire agreed to invest an additional $950 million in MidAmerican, subject to the closing of MidAmerican’s acquisition of a natural gas pipeline system. The investments during 2002 were made in connection with MidAmerican’s acquisition of an interstate natural gas pipeline system and securities of an energy company.

     Berkshire’s aggregate investments in MidAmerican are included in the Consolidated Balance Sheets as Investments in MidAmerican Energy Holdings Company. Berkshire is accounting for its investments in the common and non-dividend paying convertible preferred stock pursuant to the equity method. The carrying value of these equity method investments totaled $1,945 million at June 30, 2002 and $1,371 million at December 31, 2001. The 11% non-transferable trust preferred securities are classified as held-to-maturity, and are carried at cost.

     The Consolidated Statements of Earnings reflect, as Income from MidAmerican Energy Holdings Company, Berkshire’s proportionate share of MidAmerican’s net income with respect to the investments accounted for pursuant to the equity method, as well as interest earned on the 11% trust preferred securities. Income derived from equity method investments in the first half totaled $143 million in 2002 and $60 million in 2001.

     MidAmerican is a global leader in the production of energy from diversified fuel sources including geothermal, natural gas, hydroelectric, nuclear and coal. MidAmerican also is a leader in the supply and distribution of energy in the U.S. consumer markets and in the distribution of energy in the U.K. consumer markets.

Q/E 6/30/02

FORM 10-Q
BERKSHIRE HATHAWAY INC.

Notes To Interim Consolidated Financial Statements (Continued)

Note 3. Investments in MidAmerican Energy Holdings Company (Continued)

     Condensed consolidated balance sheets of MidAmerican are as follows. Amounts are in millions.

	June 30,	December 31,
	2002	2001

Assets:
Properties, plants, contracts and equipment, net	$7,496	$6,537
Goodwill	3,804	3,639
Other assets	3,451	2,450

	$14,751	$12,626

Liabilities and shareholders’ equity:
Term debt	$8,204	$7,163
Redeemable preferred securities	1,206	1,009
Other liabilities and minority interests	3,021	2,746

	12,431	10,918
Shareholders’ equity	2,320	1,708

	$14,751	$12,626

     Condensed consolidated statements of earnings of MidAmerican for the second quarter and first half of 2002 and 2001 are as follows. Amounts are in millions.

	Second Quarter		First Half

	2002	2001	2002	2001

Revenues	$1,283	$1,277	$2,391	$2,993

Costs and expenses:
Cost of sales and operating expenses	842	970	1,569	2,345
Depreciation and amortization	131	132	257	273
Interest expense and minority interest	179	124	340	242

	1,152	1,226	2,166	2,860

Income before taxes	$131	$51	$225	$133

Net income	$107	$31	$172	$74

Note 4. Investments in securities with fixed maturities

     Data with respect to investments in securities with fixed maturities (other than securities with fixed maturities held by finance and financial products businesses — See Note 10) are shown in the tabulation below (in millions).

	June 30,	December 31,
	2002	2001

Available for sale, carried at fair value:
Amortized cost	$37,848	$36,093
Gross unrealized gains	924	900
Gross unrealized losses	(341)	(774)

Estimated fair value	$38,431	$36,219

Held to maturity, carried at amortized cost:
Amortized cost	$294	$290
Gross unrealized gains	94	94

Estimated fair value	$388	$384

Q/E 6/30/02

FORM 10-Q
BERKSHIRE HATHAWAY INC.

Notes To Interim Consolidated Financial Statements (Continued)

Note 5. Investments in equity securities

     Data with respect to investments in equity securities are shown in the tabulation below (in millions).

	June 30,	December 31,
	2002	2001

Total cost	$8,930	$8,543
Gross unrealized gains	22,764	20,275
Gross unrealized losses	(451)	(143)

Total fair value	$31,243	$28,675

Fair value:
American Express Company	$5,507	$5,410
The Coca-Cola Company	11,200	9,430
The Gillette Company	3,252	3,206
Wells Fargo & Company	2,666	2,315
Other equity securities	8,618	8,314

Total	$31,243	$28,675

Note 6. Deferred income tax liabilities

     The tax effects of significant items comprising Berkshire’s net deferred tax liabilities as of June 30, 2002 and December 31, 2001 are as follows (in millions).

	June 30,	December 31,
	2002	2001

Deferred tax liabilities:
Relating to unrealized appreciation of investments	$8,140	$7,078
Deferred charges reinsurance assumed	1,170	1,131
Investments	355	382
Other	1,637	1,552

	11,302	10,143

Deferred tax assets:
Unpaid losses and loss adjustment expenses	(832)	(752)
Unearned premiums	(380)	(294)
Other	(1,686)	(1,804)

	(2,898)	(2,850)

Net deferred tax liability	$8,404	$7,293

Note 7. Common stock

     The following table summarizes Berkshire’s common stock activity during the first half of 2002.

	Class A Common Stock	Class B Common Stock
	(1,650,000 shares authorized)	(55,000,000 shares authorized)
	Issued and Outstanding	Issued and Outstanding

Balance at December 31, 2001	1,323,410	6,144,222
Conversions of Class A Common Stock to Class B Common Stock and other	(8,266)	277,849
Common stock issued in business acquisition	4,505	7,063

Balance at June 30, 2002	1,319,649	6,429,134

     Each share of Class A Common Stock is convertible, at the option of the holder, into thirty shares of Class B Common Stock. Class B Common Stock is not convertible into Class A Common Stock. Class B Common Stock has economic rights equal to one-thirtieth (1/30) of the economic rights of Class A Common Stock. Accordingly, on an equivalent Class A Common Stock basis, there are 1,533,953 shares outstanding at June 30, 2002 and 1,528,217 shares outstanding at December 31, 2001.

     Each Class A Common share is entitled to one vote per share. Each Class B Common share possesses the voting rights of one-two-hundredth (1/200) of the voting rights of a Class A share. Class A and Class B Common shares vote together as a single class.

Q/E 6/30/02

FORM 10-Q
BERKSHIRE HATHAWAY INC.

Notes To Interim Consolidated Financial Statements (Continued)

Note 8. Comprehensive income

     Berkshire’s comprehensive income for the second quarter and first half of 2002 and 2001 is shown in the table below (in millions). Other comprehensive income consists of unrealized gains and losses on investments and foreign currency translation adjustments associated with foreign-based business operations.

	Second Quarter		First Half

	2002	2001	2002	2001

Net earnings	$1,045	$773	$1,961	$1,379

Other comprehensive income:
Increase (decrease) in unrealized appreciation of investments	1,040	(732)	3,038	(6,780)
Applicable income taxes and minority interests	(364)	268	(1,067)	2,420
Other, principally foreign currency translation adjustments	166	6	151	(72)
Applicable income taxes and minority interests	(42)	15	(41)	28

	800	(443)	2,081	(4,404)

Comprehensive income	$1,845	$330	$4,042	$(3,025)

Note 9. Borrowings under investment agreements and other debt

     On May 28, 2002, Berkshire sold 40,000 SQUARZ for net proceeds of $398 million. Each SQUARZ security consists of a $10,000 par amount senior note due in November 2007 together with a warrant, which expires in May 2007, to purchase 0.1116 shares of Class A common stock or 3.3480 shares of Class B common stock for $10,000. A warrant premium is payable to Berkshire at an annual rate of 3.75% and interest is payable to note holders at a rate of 3.00% per annum, producing a net negative spread to Berkshire of 0.75%.

Note 10. Finance and financial products businesses

     Assets and liabilities of Berkshire’s finance and financial products businesses are summarized below (in millions).

	June 30,	December 31,
	2002	2001

Assets
Cash and cash equivalents	$1,463	$1,185
Investments in securities with fixed maturities:
Held-to-maturity, at cost	1,523	1,813
Available-for-sale, at fair value	18,797	21,061
Trading, at fair value	527	2,252
Trading account assets	5,565	5,561
Loans and other receivables *	4,460	6,262
Other	3,600	3,457

	$35,935	$41,591

Liabilities
Securities sold under agreements to repurchase	$14,121	$21,465
Trading account liabilities	5,716	4,803
Payable on security purchases	4,219	—
Notes payable and other borrowings *	5,213	9,019
Other	2,506	2,504

	$31,775	$37,791

*	Loans and other receivables include Berkadia LLC’s loan to Finova Capital Corporation (“FNV”), which totaled $2.85 billion at June 30, 2002 and $4.9 billion at December 31, 2001. Berkadia’s outstanding bank borrowing totaled $2.85 billion at June 30, 2002.

Q/E 6/30/02

FORM 10-Q
BERKSHIRE HATHAWAY INC.

Notes To Interim Consolidated Financial Statements (Continued)

Note 10. Finance and financial products businesses (Continued)

     Income of Berkshire’s finance and financial products businesses for the second quarter and first half of 2002 and 2001 is shown below (in millions).

	Second Quarter		First Half

	2002	2001	2002	2001

Revenues
Interest income	$352	$329	$775	$573
Realized and unrealized investment gain (loss)	45	(10)	49	39
Other	105	20	162	95

	502	339	986	707

Cost and expenses
Interest expense	126	197	274	346
General administrative and other expenses	128	58	300	106

	254	255	574	452

Earnings before income taxes	$248	$84	$412	$255

Note 11. Business Segment Data

     A disaggregation of Berkshire’s consolidated data for the second quarter and first half of each of the two most recent years is as follows. Amounts are in millions.

	Second Quarter		First Half

Revenues	2002	2001	2002	2001

Operating Businesses:
Insurance group:
Premiums earned:
GEICO	$1,640	$1,504	$3,202	$2,966
General Re	2,081	2,092	4,051	4,090
Berkshire Hathaway Reinsurance Group	530	1,671	1,285	1,831
Berkshire Hathaway Primary Insurance Group	166	115	317	221
Investment income	714	711	1,435	1,401

Total insurance group	5,131	6,093	10,290	10,509
Building products	1,004	916	1,854	1,382
Finance and financial products	234	68	384	227
Flight services	720	593	1,375	1,240
Retail	484	456	952	893
Scott Fetzer	242	231	461	477
Shaw Industries	1,119	1,064	2,100	2,031
Other businesses	947	595	1,579	1,161

	9,881	10,016	18,995	17,920
Reconciliation of segments to consolidated amount:
Realized investment gain	25	660	187	902
Other revenues	8	3	13	15
Purchase-accounting adjustments	(28)	(23)	(54)	(39)

	$9,886	$10,656	$19,141	$18,798

Q/E 6/30/02

FORM 10-Q
BERKSHIRE HATHAWAY INC.

Notes To Interim Consolidated Financial Statements (Continued)

Note 11. Business Segment Data (Continued)

	Second Quarter		First Half

	2002	2001	2002	2001

Operating profit before taxes
Operating Businesses:
Insurance group operating profit:
Underwriting profit (loss):
GEICO	$82	$21	$191	$—
General Re	(144)	(369)	(232)	(502)
Berkshire Hathaway Reinsurance Group	47	(60)	39	(138)
Berkshire Hathaway Primary Insurance Group	(1)	3	6	9
Net investment income	711	706	1,427	1,391

Total insurance group operating profit	695	301	1,431	760
Building products	170	140	284	192
Finance and financial products	234	68	384	227
Flight services	63	56	93	105
Retail	31	33	61	59
Scott Fetzer	34	31	62	61
Shaw Industries	113	85	186	136
Other businesses	210	85	337	174

	1,550	799	2,838	1,714
Reconciliation of segments to consolidated amount:
Realized investment gain	19	648	170	861
Interest expense *	(19)	(19)	(42)	(41)
Corporate and other	7	6	11	15
Goodwill amortization and other purchase-accounting adjustments	(10)	(167)	(40)	(325)

	$1,547	$1,267	$2,937	$2,224

*	Amounts of interest expense represent interest on borrowings under investment agreements and other debt exclusive of that of finance businesses and interest allocated to certain businesses.

Note 12. Goodwill amortization

     Effective January 1, 2002, Berkshire adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 142 changed the accounting for goodwill from a model that required amortization of goodwill, supplemented by impairment tests, to an accounting model that is based solely upon impairment tests. Thus, Berkshire’s Consolidated Statements of Earnings for the second quarter and first half of 2002 include no periodic amortization of goodwill.

     SFAS No. 142 requires companies to make an initial assessment of goodwill for impairment for each of its reporting units within six months after adoption of the standard. Berkshire completed this initial assessment of goodwill during the second quarter of 2002 and no transitional impairment charges were required. Subsequently, goodwill must be reviewed for impairment at least annually, and impairments would be charged to operating earnings.

     A reconciliation of Berkshire’s Consolidated Statements of Earnings for the second quarter and first half of 2002 and 2001 from amounts reported to amounts exclusive of goodwill amortization is shown below. Goodwill amortization for the second quarter and first half of 2001 include $20 million and $40 million, respectively, related to Berkshire’s equity method investment in MidAmerican. Dollar amounts are in millions, except per share amounts.

	Second Quarter		First Half

	2002	2001	2002	2001

Net income as reported	$1,045	$773	$1,961	$1,379
Goodwill amortization, after tax	—	162	—	322

Net income as adjusted	$1,045	$935	$1,961	$1,701

Earnings per equivalent share of Class A Common Stock:
As reported	$681	$506	$1,280	$903
Goodwill amortization	—	106	—	211

Earnings per share as adjusted	$681	$612	$1,280	$1,114

Q/E 6/30/02

FORM 10-Q
BERKSHIRE HATHAWAY INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Net earnings for the second quarter and first half of 2002 and 2001 are disaggregated in the table that follows. Amounts are after deducting minority interests and income taxes. Dollar amounts are in millions.

	Second Quarter		First Half

	2002	2001	2002	2001

Insurance — underwriting	$(12)	$(274)	$1	$(419)
Insurance — investment income	489	487	978	962
Non-insurance businesses	556	307	903	597
Interest expense	(10)	(12)	(25)	(28)
Purchase-accounting adjustments	3	(157)	(16)	(307)
Other	6	2	9	10

Earnings before realized investment gain	1,032	353	1,850	815
Realized investment gain	13	420	111	564

Net earnings	$1,045	$773	$1,961	$1,379

     Insurance — Underwriting

     A summary follows of underwriting results from Berkshire’s insurance businesses for the second quarter and first half of 2002 and 2001. Dollar amounts are in millions.

	Second Quarter		First Half

	2002	2001	2002	2001

Underwriting gain (loss) attributable to:
GEICO	$82	$21	$191	$—
General Re	(144)	(369)	(232)	(502)
Berkshire Hathaway Reinsurance Group	47	(60)	39	(138)
Berkshire Hathaway Primary Insurance Group	(1)	3	6	9

Pre-tax underwriting gain (loss)	(16)	(405)	4	(631)
Income taxes and minority interest	(4)	(131)	3	(212)

Net underwriting gain (loss)	$(12)	$(274)	$1	$(419)

     Berkshire engages in both primary insurance and reinsurance of property and casualty risks. Through General Re, Berkshire also reinsures life and health risks. In primary insurance activities, Berkshire subsidiaries assume defined portions of the risks of loss from persons or organizations that are directly subject to the risks. In reinsurance activities, Berkshire subsidiaries assume defined portions of similar or dissimilar risks that other insurers or reinsurers have subjected themselves to in their own insuring activities. Berkshire’s principal insurance businesses are: (1) GEICO, the sixth largest auto insurer in the United States, (2) General Re, one of the four largest reinsurers in the world, (3) Berkshire Hathaway Reinsurance Group (“BHRG”) and (4) Berkshire Hathaway Primary Insurance Group. The significant improvement in pre-tax underwriting results in the 2002 periods was attributable to higher rates in many lines of insurance and to the absence of significant catastrophe and large property losses.

GEICO

     GEICO Corporation through its affiliates (“GEICO”) provides private passenger auto insurance to customers in 48 states and the District of Columbia. GEICO policies are marketed mainly through direct response methods, in which insureds apply directly to the company for insurance coverage over the telephone, through the mail or via the Internet. This is a significant element in GEICO’s strategy to be a low cost insurer and, yet, provide high value to policyholders.

     GEICO’s pre-tax underwriting results for the second quarter and first half of 2002 and 2001 are summarized in the table below. Dollar amounts are in millions.

		Second Quarter				First Half

	2002		2001		2002		2001

	Amount	%	Amount	%	Amount	%	Amount	%

Premiums earned	$1,640	100.0	$1,504	100.0	$3,202	100.0	$2,966	100.0

Losses and loss expenses	1,306	79.6	1,238	82.3	2,482	77.5	2,474	83.4
Underwriting expenses	252	15.4	245	16.3	529	16.5	492	16.6

Total losses and expenses	1,558	95.0	1,483	98.6	3,011	94.0	2,966	100.0

Net underwriting gain	$82		$21		$191		$—

Q/E 6/30/02

FORM 10-Q
BERKSHIRE HATHAWAY INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Insurance — Underwriting (Continued)

GEICO (Continued)

     Premiums earned in the second quarter of 2002 were $1,640 million, an increase of 9.0% from $1,504 million in 2001. For the first half of 2002, premiums earned were $3,202 million, an increase of 8.0% from $2,966 million in 2001. The growth in premiums earned for voluntary auto was 7.5% and reflects increased rates and a 4.3% increase in policies-in-force during the past year.

     Policies-in-force over the last twelve months increased 4.2% in the preferred risk auto market and 4.6% in the standard and nonstandard auto lines. Voluntary auto new business sales in the first half of 2002 increased 21.7% compared to 2001. The sales closure ratio and the policy retention rate both improved during the first six months of 2002, which management believes was aided by recent premium rate increases taken by competitors. Voluntary auto policies-in-force increased by 200,467 during the first half of 2002 with growth in both the standard and nonstandard lines.

     Losses and loss adjustment expenses incurred increased 5.5% to $1,306 million in the second quarter of 2002. For the first half of 2002 losses and loss expenses incurred were relatively unchanged from 2001. The loss ratio for property and casualty insurance, which measures the portion of premiums earned that is paid or reserved for losses and related claims handling expenses, was 77.5% for the first six months of 2002 compared to 83.4% in 2001. The improvement reflects the effect of premium rate increases taken in 2000 and 2001 and relatively unchanged losses. Claim frequency decreased in 2002 for most coverages, reflecting mild winter weather during the first quarter. Claim severity continued to increase in 2002, but at a slower rate than in 2001. Losses incurred from catastrophe events for the first half of 2002 totaled approximately $13 million versus $40 million during the comparable 2001 period.

     GEICO is a defendant in several class action lawsuits related to the use of collision repair parts not produced by the original auto manufacturers, the calculation of “total loss” value and whether to pay diminished value as part of the settlement of certain claims. Management intends to vigorously defend the corporation’s position on these claim settlement procedures. However, these lawsuits are in various stages of development and the ultimate outcome cannot be reasonably determined at this time.

     Underwriting expenses for the second quarter of 2002 increased $7 million (2.9%) from the second quarter of 2001. For the first six months of 2002, underwriting expenses increased $37 million (7.5%) from the expenses for the comparable period in 2001. The increase in underwriting expense was principally due to higher profit sharing accruals, partially offset by a decline in advertising expense.

General Re

     General Re conducts a global reinsurance business, which provides reinsurance coverage in the United States and 135 other countries around the world. General Re’s principal reinsurance operations are: (1) North American property/casualty, (2) international property/casualty, which is comprised of direct reinsurance business and broker-market business, and (3) global life/health. The direct international property/casualty and global life/health reinsurance operations are conducted primarily through Germany-based Cologne Re. Broker-market business is conducted through the U.K.-based Faraday operations. At June 30, 2002, General Re held an 89% economic ownership interest in Cologne Re.

     General Re’s consolidated underwriting results for the second quarter and first half of 2002 improved over comparable 2001 periods. Results continued to improve in the North American property/casualty, international property/casualty direct reinsurance, broker-market and global life/health reinsurance businesses. Although the improvement in first half results is encouraging, General Re’s management believes that additional premium rate increases and more favorable coverage terms are needed in certain lines to achieve targeted long-term underwriting profitability. General Re’s estimate of net losses of $1.9 billion arising from the September 11th terrorist attack was relatively unchanged during the first half of 2002. Information with respect to each of General Re’s underwriting units is presented below.

North American property/casualty

     General Re’s North American property/casualty pre-tax underwriting results for the second quarter and first half of 2002 and 2001 are shown below. Dollar amounts are in millions.

		Second Quarter				First Half

	2002		2001		2002		2001

	Amount	%	Amount	%	Amount	%	Amount	%

Premiums earned	$962	100.0	$1,093	100.0	$1,937	100.0	$1,998	100.0

Losses and loss expenses	829	86.2	1,178	107.8	1,569	81.0	1,866	93.4
Underwriting expenses	255	26.5	212	19.4	522	26.9	484	24.2

Total losses and expenses	1,084	112.7	1,390	127.2	2,091	107.9	2,350	117.6

Net underwriting loss	$(122)		$(297)		$(154)		$(352)

Q/E 6/30/02

FORM 10-Q
BERKSHIRE HATHAWAY INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

General Re (Continued)

North American property/casualty (Continued)

     North American property/casualty operations underwrite predominantly excess reinsurance and insurance across multiple lines of business. Reinsurance contracts are written on both a treaty (groups of risks) and facultative (individual risk) basis. Second quarter and first half 2002 North American property/casualty earned premiums decreased $131 million (12.0%) and $61 million (3.1%), respectively, from the comparable 2001 periods. Premiums earned in 2001 included approximately $275 million from a retroactive reinsurance contract assumed in the second quarter. There were no similar large contracts affecting earned premiums in 2002. Otherwise, earned premiums increased $144 million (17.6%) and $214 million (12.4%) during the second quarter and first half of 2002, respectively. The growth in earned premiums was primarily due to rate increases partially offset by non-renewal of unprofitable business.

     Underwriting results for the second quarter and first half of 2002 in the North American property/casualty operations, while improved over the comparable 2001 periods, included increases to unpaid loss and loss adjustment expense estimates on prior years’ loss events. For the first half of 2002 and primarily in the second quarter, prior-year liabilities increased by $188 million. The adjustment to losses arose primarily in casualty business written from 1997 through 2000. Reserve increases for prior years’ claims during the first half of 2001 increased net underwriting losses by approximately $134 million. Every quarter General Re utilizes new information available to reevaluate and adjust, if necessary, previously established loss reserves. However, the estimation of ultimate losses with respect to claims which may take years to settle is prone to a high degree of estimation error. In addition, underwriting losses for the first half of 2002 included approximately $48 million of accretion on discounted workers’ compensation reserves and amortization of deferred charges on retroactive reinsurance contracts written in prior years. For the first six months of 2001, such charges were approximately $37 million.

     Partially offsetting underwriting losses related to prior years were improved current accident year results, which produced $82 million of underwriting gains in the first half of 2002. The combined effects of (1) an unusually low level of property losses, and (2) the favorable effects of repricing and improved policy terms and conditions implemented over the past two years allowed current accident year underwriting results to return to an underwriting profit. However, a very high degree of estimation is involved in establishing loss reserves for 2002 occurrences given the long-tail nature of the casualty business. For the first half of 2002, no large losses arising from catastrophes and other large individual property losses ($20 million or greater) affected underwriting results, a condition that was unusually favorable, and therefore results were better than anticipated. For the second quarter and first half of 2001, large losses totaled $96 million, arising from catastrophes (Tropical Storm Allison) and other large individual property losses. Property business is expected to continue to produce volatile results from period to period, depending on the timing and magnitude of major loss events.

International property/casualty

     General Re’s international property/casualty pre-tax underwriting results for the second quarter and first half of 2002 and 2001 are shown below. Dollar amounts are in millions.

	Second Quarter				First Half

	2002		2001		2002		2001

	Amount	%	Amount	%	Amount	%	Amount	%

Premiums earned	$629	100.0	$522	100.0	$1,179	100.0	$1,110	100.0

Losses and loss expenses	483	76.8	439	84.1	918	77.9	882	79.5
Underwriting expenses	175	27.8	160	30.7	335	28.4	350	31.5

Total losses and expenses	658	104.6	599	114.8	1,253	106.3	1,232	111.0

Net underwriting loss	$(29)		$(77)		$(74)		$(122)

     The international property/casualty operations write quota-share and excess reinsurance on risks around the world. In recent years, the largest international markets have been in Germany and other parts of Western Europe. For the second quarter and first half of 2002, international property/casualty earned premiums increased $107 million (20.5%) and $69 million (6.2%) from the comparable 2001 levels. Adjusting for the effect of foreign exchange, earned premiums increased 18.5% during the second quarter and 8.0% for the first half of 2002. The increase in earned premiums was primarily attributable to General Re’s greater participation in Lloyd’s Syndicate 435, reduced ceded premiums, rate increases in general and growth in the U.K. casualty treaty and property facultative businesses. General Re’s share of the premiums, claims and expenses of Lloyd’s Syndicate 435 is 96.7% in 2002 compared to 60.6% in 2001. Partially offsetting these increases were decreased premiums in Latin America, primarily in Argentina and the cancellation and non-renewal of certain direct reinsurance business in Europe and Asia.

Q/E 6/30/02

FORM 10-Q
BERKSHIRE HATHAWAY INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

General Re (Continued)

International property/casualty (Continued)

     Underwriting losses in the international property/casualty operations for the second quarter and first half of 2002 improved over the comparable 2001 periods, primarily in the broker-market operations. The broker-market operations produced net underwriting losses of $1 million and $4 million during the second quarter and first half of 2002, respectively, compared with underwriting losses of $33 million and $68 million in the comparable 2001 periods. Results for the first half of 2002 benefited from lower-than-expected property loss activity and improvements in overall market conditions. Broker-market results for the first half of 2001 reflect several large property losses, including claims from the sinking of an oil rig off South America, Tropical Storm Allison and an earthquake in Seattle.

     The direct property/casualty reinsurance operations incurred a net underwriting loss of $28 million in the second quarter and $70 million in the first half of 2002, compared with underwriting losses of $44 million and $54 million in the respective 2001 periods. The direct property/casualty reinsurance results in 2002 include $43 million of underwriting losses from the international credit and surety bond business, which has been placed in run-off and one large property loss ($29 million) in the United Kingdom during the first quarter of 2002.

     General Re conducts a portion of its reinsurance business in Argentina, a country that is currently in the midst of an economic and political crisis. Since the beginning of 2002, the Argentine peso has been significantly devalued relative to the U.S. dollar. It remains uncertain as to what effect this and other actions that may be taken will have on the international property/casualty business. In response to this uncertainty, General Re has significantly reduced the volume of business being written in Argentina.

Global life/health

     General Re’s global life/health pre-tax underwriting results for the second quarter and first half of 2002 and 2001 are shown below. Dollar amounts are in millions.

		Second Quarter				First Half

	2002		2001		2002		2001

	Amount	%	Amount	%	Amount	%	Amount	%

Premiums earned	$490	100.0	$477	100.0	$935	100.0	$982	100.0

Losses and loss expenses	371	75.7	367	77.0	719	76.9	793	80.8
Underwriting expenses	112	22.9	105	22.0	220	23.5	217	22.1

Total losses and expenses	483	98.6	472	99.0	939	100.4	1,010	102.9

Net underwriting gain (loss)	$7		$5		$(4)		$(28)

     General Re’s global life/health affiliates reinsure such risks worldwide. Earned premiums worldwide for these operations increased $13 million (2.7%) in the second quarter and decreased $47 million (4.8%) year-to-date from the comparable 2001 periods. For the second quarter and first half of 2002, earned premiums in the U.S. life/health business increased $23 million (7.8%) and $5 million (0.8%), respectively, over the same periods in 2001. Growth in U.S. second quarter 2002 premiums arose principally from additional premiums arising from operations in run-off. International life/health earned premiums decreased $10 million (5.1%) during the second quarter and $52 million (13.0%) in the first half of 2002 when compared to the same periods in 2001. Adjusting for the effect of foreign exchange, earned premiums decreased 7.7% and 12.2% for the second quarter and first half of 2002. The decrease was primarily due to a 2002 change in reporting for modified coinsurance business. This change had a minimal impact on net underwriting results but reduced premiums earned and losses and expenses by corresponding amounts.

     For the second quarter and first half of 2002, the U.S. life/health operations produced an underwriting loss of $5 million and $16 million, respectively, compared with a loss of $1 million and $25 million in the same periods of 2001. The improvement in first half results was primarily due to lower losses in the individual health operations and decreased mortality in the life business. Partially offsetting this improvement were increases in reserves for run-off business and underwriting losses in the group health business.

     International life/health results for the second quarter and first half of 2002 produced underwriting gains of $12 million. Results for 2001 consisted of an underwriting gain of $6 million in the second quarter and a first half underwriting loss of $3 million. The improvement in the international life/health business was primarily due to favorable settlements in life business in Asia. International health results for the first half of 2002 were relatively unchanged compared to the same 2001 period.

Q/E 6/30/02

FORM 10-Q
BERKSHIRE HATHAWAY INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Berkshire Hathaway Reinsurance Group

     The Berkshire Hathaway Reinsurance Group (“BHRG”) underwrites principally excess-of-loss reinsurance coverages for insurers and reinsurers around the world. BHRG is believed to be one of the leaders in providing catastrophe excess-of-loss reinsurance. Since July 2001, BHRG has also written a number of policies for large or otherwise unusual individual commercial risks (including aircraft, terrorism and multi-peril), referred to as special risk business. BHRG also generates significant premium volume from a few very sizable retroactive reinsurance contracts.

     In the aggregate, BHRG generated earned premiums for the second quarter of $530 million in 2002 and $1,671 million in 2001. For the first half, premiums earned were $1,285 million in 2002 and $1,831 million in 2001. In 2002, BHRG produced a net underwriting gain of $47 million for the second quarter and $39 million for the first half. In 2001, underwriting losses totaled $60 million for the second quarter and $138 million for the first half.

     Premiums earned under catastrophe reinsurance and special risk insurance for the second quarter totaled $260 million in 2002 and $71 million in 2001. For the first half premiums earned from these businesses were $482 million in 2002 and $130 million in 2001. The volume of business written in 2002 has increased substantially over the prior year, particularly in the special risk markets, reflecting an increase in opportunities to write these coverages at rates considered adequate by BHRG management.

     The catastrophe reinsurance and special risk operations generated second quarter net underwriting gains of $198 million in 2002 and $70 million in 2001. For the first half, net underwriting gains were $355 million in 2002 and $121 million in 2001. The underwriting results in each period reflect relatively minor amounts of catastrophe losses and other large individual property losses. However, substantial risk of loss remains for the catastrophe and special risk businesses as of June 30, 2002. A substantial portion of this risk is in property lines. Consequently, the timing and magnitude of catastrophe or other large individual property losses may produce extremely volatile periodic underwriting results over the next twelve months. For instance, had a truly significant loss event occurred during the first half of 2002 under one of several particularly large policies, the underwriting gains previously discussed would have been eliminated.

     Premiums earned from retroactive reinsurance policies for the first half were $399 million in 2002 and $1,566 million in 2001. In 2002, substantially all of the amounts earned were in the first quarter whereas in 2001 substantially all premiums were from two policies written in the second quarter. Underwriting losses attributed to retroactive reinsurance policies for the second quarter totaled $112 million in 2002 and $104 million in 2001. For the first half, retroactive policies produced underwriting losses of $232 million in 2002 and $202 million in 2001. The underwriting losses result from the amortization of deferred charges that are established at the inception of retroactive reinsurance contracts. The deferred charges, which represent the difference between the policy premium and the ultimate estimated claim reserves, are subsequently amortized over the estimated claim payment period using the interest method.

     The amortization charges are recorded as losses incurred and therefore, produce underwriting losses. The increase in amortization charges in 2002 over 2001 periods relates to the significant amount of new business written in recent years. Unamortized deferred charges at June 30, 2002 totaled approximately $3.2 billion. Deferred charge amortization is expected to produce large underwriting losses over the remainder of 2002 and for the next several years. BHRG believes that these charges will be reasonable relative to the large amounts of float generated from these policies. Income generated from the investment of float is reflected in net investment income.

     Other reinsurance activities generated second quarter earned premiums of $270 million in 2002 and $44 million in 2001. For the first six months, premiums earned were $404 million in 2002 and $135 million in 2001. Premiums earned in 2002 periods included amounts earned from several new quota-share contracts with a number of Lloyd’s syndicates and a large quota-share contract with a major U.S. insurer. Other reinsurance activities produced net underwriting losses for the second quarter of $39 million in 2002 and $26 million in 2001. For the first six months, underwriting losses totaled $84 million in 2002 and $57 million in 2001.

Berkshire Hathaway Primary Insurance

     Berkshire’s other primary insurers consist of several businesses, including the National Indemnity (“NICO”) Primary group, U.S. Investment Corporation (“USIC”), the Homestate group, Central States Indemnity and Kansas Banker’s Surety. Collectively, premiums earned by this group of $166 million and $317 million in the second quarter and first half of 2002, respectively, exceeded the corresponding prior year amounts by $51 million (44.3%) and $96 million (43.4%), respectively. The increases in premiums were principally attributed to increased volume by the NICO Primary group, USIC and the Homestate group. For the first six months, Berkshire’s other primary insurers produced underwriting gains of $6 million in 2002 and $9 million in 2001.

Q/E 6/30/02

FORM 10-Q
BERKSHIRE HATHAWAY INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Insurance — Investment Income

     After-tax net investment income produced by Berkshire’s insurance and reinsurance businesses for the second quarter and first half of 2002 and 2001 is summarized in the table below. Dollar amounts are in millions.

	Second Quarter		First Half

	2002	2001	2002	2001

Net investment income before income taxes and minority interests	$711	$706	$1,427	$1,391
Income taxes and minority interests	222	219	449	429

Net investment income	$489	$487	$978	$962

     Pre-tax net investment income earned by Berkshire’s insurance businesses for the second quarter of 2002 was essentially unchanged from the second quarter of 2001. Investment income for the first six months of 2002 increased $36 million (2.6%) over the corresponding period in 2001. The increase in investment income in 2002 reflects an increase in invested assets, partially offset by the effects of lower interest rates. Invested assets held by the insurance businesses totaled $78.0 billion at June 30, 2002.

     Invested assets derive from shareholder capital as well as policyholder float. “Float” is an approximation of the net amount of liabilities due to policyholders that are temporarily available for investment. Float represents the sum of unpaid losses and loss adjustment expenses, unearned premiums and other policyholder liabilities less the aggregate of premiums and reinsurance balances receivable, deferred policy acquisition costs, and deferred charges on retroactive reinsurance contracts. Consolidated float at June 30, 2002 was approximately $38.5 billion, compared to $35.5 billion at December 31, 2001 and $30.8 billion at June 30, 2001.

     The large increase in float over the past year principally derives from retroactive reinsurance written over the past year by BHRG, and from exceptionally high levels of losses incurred by the reinsurance operations during the second half of 2001. Consequently, the cost of float, as measured by the ratio of net pre-tax underwriting losses to average float was very high for the year ending December 31, 2001 at 12.8%. During the first half of 2002, the cost of float was approximately zero, as Berkshire’s consolidated insurance and reinsurance businesses produced a pre-tax underwriting gain of approximately $4 million. Absent a major catastrophe or a significant increase in reserves established for prior years’ loss events, the cost of float is expected to remain very low, if not negative, over the remainder of 2002.

     Non-Insurance Businesses

     Results of operations of Berkshire’s diverse non-insurance businesses for the second quarter and first half of 2002 and 2001 are summarized in the following table. Dollar amounts are in millions.

		Second Quarter				First Half

	2002		2001		2002		2001

	Amount	%	Amount	%	Amount	%	Amount	%

Revenues	$4,750	100.0	$3,923	100.0	$8,705	100.0	$7,411	100.0
Costs and expenses	3,895	82.0	3,425	87.3	7,298	83.8	6,457	87.1

Earnings before income taxes/minority interest	855	18.0	498	12.7	1,407	16.2	954	12.9
Applicable income taxes/minority interest	299	6.3	191	4.9	504	5.8	357	4.8

Net earnings	$556	11.7	$307	7.8	$903	10.4	$597	8.1

     A comparison of revenues and pre-tax income for the non-insurance business segments follows. Dollar amounts are in millions.

		Revenues				Pre-tax Income

	Second Quarter		First Half		Second Quarter		First Half

	2002	2001	2002	2001	2002	2001	2002	2001

Building products	$1,004	$916	$1,854	$1,382	$170	$140	$284	$192
Finance and financial products	234	68	384	227	234	68	384	227
Flight services	720	593	1,375	1,240	63	56	93	105
Retail	484	456	952	893	31	33	61	59
Scott Fetzer	242	231	461	477	34	31	62	61
Shaw Industries	1,119	1,064	2,100	2,031	113	85	186	136
Other businesses	947	595	1,579	1,161	210	85	337	174

	$4,750	$3,923	$8,705	$7,411	$855	$498	$1,407	$954

Q/E 6/30/02

FORM 10-Q
BERKSHIRE HATHAWAY INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Non-Insurance Businesses (Continued)

     The building products group includes Johns Manville, Benjamin Moore, Acme Building Brands, and MiTek Inc. The comparative increases in revenues and pre-tax income of this group in 2002 versus 2001 are principally due to the inclusion of MiTek Inc., acquired July 31, 2001 and Johns Manville, acquired February 27, 2001. In addition, revenues and pre-tax income of Acme Building Brands increased in the first half of 2002 as compared to 2001 due to increased shipments of block and brick products. Pre-tax income of Benjamin Moore improved in the 2002 periods due to higher sales volume, favorable raw materials prices and lower manufacturing costs. Berkshire’s building products businesses continue to benefit from mild weather conditions and favorable economic conditions in the residential construction markets, including low interest rates.

     Pre-tax income results of the finance and financial products businesses in 2002 included significant increases over the prior year periods at BH Finance and from Berkshire’s interests in Berkadia LLC. BH Finance primarily invests in fixed income instruments on a substantially leveraged basis under a small number of proprietary investing strategies. Such strategies are subject to market conditions which have been unusually favorable in 2002. This condition is expected to remain throughout the balance of 2002, but at some point profit opportunities from these strategies will diminish. Income derived from Berkadia’s earnings are entirely dependent on its loan to FINOVA, which has a fixed term and declining amount. Thus, the levels of investments and earnings from these activities may decline significantly in the future. Nevertheless, these activities are expected to remain very profitable over the remainder of 2002.

     Somewhat offsetting the profits discussed above were operating losses in 2002 from General Re Securities (“GRS”). During the first quarter of 2002, General Re announced that the operations of GRS would be run-off in an orderly manner. GRS generated a pre-tax loss of $20 million for the second quarter and $109 million in the first half of 2002, which includes a charge of $34 million for employee severance and other run-off related costs. During 2002, GRS also incurred trading losses in restructuring certain positions in connection with the run-off, with the objective of reducing the number of trading positions and related risks. Additional losses may be incurred in future periods as additional restructuring transactions take place. GRS produced small operating losses in the comparable 2001 periods.

     The comparative increases in flight services revenues reflects growth in NetJets’ (formerly ExecutiveJet) aircraft sales and related management fees. Partially offsetting the revenue increase at NetJets was a slight decline in training revenues at FlightSafety and a larger decline in simulator sales, which comprises a relatively small part of FlightSafety’s business. Second quarter pre-tax earnings improved at FlightSafety due to cost savings initiatives in the government and corporate aviation business markets. NetJets posted a small net operating gain for the second quarter of 2002 and a net loss for the first half. Berkshire’s flight services operations have been negatively affected by the September 11th terrorist activity and the slowing U.S. economy.

     The comparative increases in retail revenues in 2002 are largely due to increases at the Nebraska Furniture Mart and R.C. Willey. In 2002, comparatively higher earnings at R.C. Willey and Jordan’s were offset by decreased earnings from the jewelry businesses. In addition, results for the second quarter of 2002 include development expenses incurred by the Nebraska Furniture Mart in connection with a new store in the Kansas City area that is expected to open in 2003.

     Shaw continues to achieve volume-driven sales growth, most notably in residential carpet and hard surface product lines. Sales of commercial flooring products continue to lag, however, as a result of lower capital spending by commercial customers. Pre-tax income growth in 2002 reflects the increased revenue, coupled with comparatively lower material costs and increased plant-operating levels. In January 2002, Berkshire acquired the remaining shares of Shaw that were previously held by a group of investors that included Robert Shaw, CEO of Shaw, Julian Saul, President of Shaw, and other managers and former directors of Shaw.

     Berkshire’s other non-insurance businesses consist of the results of several smaller businesses, as well as income from investments in MidAmerican. Income from MidAmerican consists of Berkshire’s share of MidAmerican’s net income plus income earned from investments in the 11% trust preferred securities. For the second quarter and first half of 2002, income from MidAmerican totaled $110 million and $179 million, respectively. In 2001, second quarter and first half earnings attributed to MidAmerican were $38 million and $85 million, respectively. The increase in income from MidAmerican in 2002 was primarily due to one time gains recorded in the second quarter by MidAmerican, the elimination of goodwill amortization effective January 1, 2002 and Berkshire’s additional investments during 2002. See Note 3 to the Interim Consolidated Financial Statements for additional information regarding these investments. Otherwise, the increase in earnings of other businesses in 2002 was primarily attributed to newly-acquired businesses, Albecca Inc. on February 8, 2002 and Fruit of the Loom, effective April 30, 2002.

Q/E 6/30/02

FORM 10-Q
BERKSHIRE HATHAWAY INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Purchase-accounting adjustments

     Purchase-accounting adjustments reflect the after-tax effect on net earnings with respect to the amortization of fair value adjustments to certain assets and liabilities recorded at various business acquisition dates. Prior to 2002, this amount also included the systematic amortization of goodwill.

     Effective January 1, 2002, Berkshire ceased amortizing goodwill of previously acquired businesses in accordance with the provisions of SFAS No. 142. See Note 12 for additional information related to this new accounting standard. Purchase-accounting adjustments for the second quarter and first half of 2001 included $142 million and $282 million, respectively, of after-tax goodwill amortization. These amounts do not include Berkshire’s share of goodwill amortization of $20 million and $40 million, respectively, related to its equity method investment in MidAmerican.

     Other purchase-accounting adjustments consist primarily of the amortization of the excess of market value over historical cost of fixed maturity investments held by certain businesses at their acquisition dates, primarily at General Re. Berkshire includes such excess in the cost of the investments and subsequently amortizes it over the estimated remaining lives of the investments. The unamortized excess remaining in the cost of fixed maturity investments approximated $500 million as of June 30, 2002.

     Realized Investment Gain/Loss

     Realized investment gain/loss has been a recurring element in Berkshire’s net earnings for many years. Such amounts — recorded when investments (1) are sold; (2) other-than-temporarily impaired; and (3) marked-to-market with a corresponding gain or loss included in earnings — may fluctuate significantly from period to period, resulting in a meaningful effect on reported net earnings. The Consolidated Statements of Earnings include after-tax realized investment gains of $13 million and $420 million for the second quarter of 2002 and 2001, respectively. For the first six months, after-tax realized investment gains totaled $111 million in 2002 and $564 million in 2001.

Financial Condition

     Berkshire’s balance sheet continues to reflect significant liquidity and a strong capital base. Consolidated shareholders’ equity at June 30, 2002 totaled $62.4 billion. Consolidated cash and invested assets, excluding assets of finance and financial products businesses, totaled approximately $79.4 billion at June 30, 2002 and $72.5 billion at December 31, 2001. During the first half of 2002, Berkshire deployed about $1.8 billion in internally generated cash for business acquisitions, including $725 million of additional investments in MidAmerican Energy. Subsequent to June 30, 2002, Berkshire committed to invest an additional $950 million in MidAmerican, subject to the closing of MidAmerican’s acquisition of a natural gas pipeline system.

     Berkshire’s consolidated borrowings under investment agreements and other debt, excluding borrowings of finance businesses, totaled $4,091 million at June 30, 2002 and $3,485 million at December 31, 2001. The increase in borrowings during the first half of 2002 relates to pre-acquisition debt of Albecca Inc., which was acquired in February 2002, and Berkshire’s issuance of the SQUARZ securities in May 2002. Albecca’s outstanding borrowings at June 30, 2002 primarily consist of $135 million 10.75% senior subordinated notes, due August 2008. The notes are redeemable beginning in August 2003 and it is Berkshire’s intention to redeem the notes at that time. The SQUARZ securities consist of $400 million par amount of senior notes due in November 2007 together with warrants to purchase Berkshire Class A or Class B Common Stock, which expire in May 2007. Warrant premium is payable to Berkshire at an annual rate of 3.75% and interest is payable to note holders at a rate of 3.00%, producing a net negative spread to Berkshire of 0.75%.

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

     Berkshire is contingently liable for the borrowings of Berkadia LLC through a primary guaranty of 90% of its debt and a secondary guaranty of the remaining 10% of Berkadia’s borrowings through Fleet Bank. At June 30, 2002, Berkadia’s unpaid loan balance was $2.85 billion.

     Assets of the finance and financial products businesses totaled $35.9 billion at June 30, 2002 and $41.6 billion at December 31, 2001. The overall decline reflects a decline in assets of GRS, which commenced running-off its operations earlier in 2002, lower investments at BH Finance LLC and $2.05 billion in repayments of Berkadia’s loan receivable from FINOVA.

Q/E 6/30/02

FORM 10-Q
BERKSHIRE HATHAWAY INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition (Continued)

     Notes payable and other borrowings of Berkshire’s finance and financial products businesses totaled $5.2 billion at June 30, 2002 and $9.0 billion at December 31, 2001. These balances include Berkadia’s outstanding term loan of $2.85 billion at June 30, 2002 and $4.9 billion at December 31, 2001. The remaining decrease in finance business borrowings relates to decreases in notes payable and commercial paper borrowings by GRS.

     Berkshire believes that it currently maintains sufficient liquidity to cover its existing liquidity requirements and provide for contingent liquidity needs.

Critical accounting policies

     In applying certain accounting policies, Berkshire’s management is required to make estimates and judgments regarding transactions that have occurred and ultimately will be settled several years in the future. Amounts recognized in the financial statements from such estimates are necessarily based on assumptions about numerous factors involving varying, and possibly significant, degrees of judgment and uncertainty. Accordingly, the amounts currently recorded in the financial statements may prove, with the benefit of hindsight, to be inaccurate. The balance sheet items most significantly affected by these estimates are property and casualty insurance and reinsurance related liabilities, valuation of invested assets where no market quotations are available and reviewing for goodwill impairments.

     Berkshire accrues liabilities for unpaid losses under property and casualty insurance and reinsurance contracts based upon estimates of the ultimate amounts payable under the contracts related to losses occurring on or before the balance sheet date. As of any balance sheet date, all claims have not yet been reported and some claims may not be reported for many years. As a result, the liability for unpaid losses includes significant estimates for incurred-but-not-reported claims. Additionally, reported claims are in various stages of the settlement process. Each claim is settled individually based upon its merits and certain liability or workers’ compensation claims may take years to settle, especially if legal action is involved.

     Berkshire uses a variety of techniques to establish the liabilities for unpaid claims recorded at the balance sheet date. While techniques may vary, each employs significant judgments and assumptions. Techniques may involve detailed statistical analysis of past claim reporting, settlement activity, claim frequency and severity data when sufficient information exists to lend statistical credibility to the analysis. The analysis may be based upon internal loss experience, the experience of clients or industry experience. Techniques may vary depending on the type of claim being estimated. More judgmental techniques are used in lines when statistical data is insufficient or unavailable. Liabilities may also reflect implicit or explicit assumptions regarding the potential effects of future economic and social inflation, judicial decisions, law changes, and recent trends in such factors.

     Receivables recorded with respect to insurance losses ceded to other reinsurers under reinsurance contracts are estimated in a manner similar to liabilities for insurance losses and, therefore, are also subject to estimation error. In addition to the factors cited above, estimates of reinsurance recoveries may prove uncollectible if the reinsurer is unable to perform under the contract. Reinsurance contracts do not relieve the ceding company of its obligations to indemnify its own policyholders.

     Berkshire’s Consolidated Balance Sheet includes estimated liabilities for unpaid losses from property and casualty insurance and reinsurance contracts of $42.0 billion and reinsurance receivables of $2.7 billion at June 30, 2002. Due to the inherent uncertainties in the process of establishing these amounts, the actual ultimate claims amounts will differ from the currently recorded amounts. A small percentage change in estimates of this magnitude will result in a material effect on reported earnings. For instance, a 5% increase in the June 30, 2002 net estimate would produce a $2.0 billion charge to pre-tax earnings. Future effects from changes in these estimates will be recorded as a component of losses incurred in the period of the change.

     Berkshire records deferred charges as assets on its balance sheet with respect to liabilities assumed under retroactive reinsurance contracts. At the inception of these contracts the deferred charges represent the difference between the consideration received and the estimated ultimate liability for unpaid losses. The deferred charges are amortized as a component of losses incurred using the interest method over an estimate of the ultimate claim payment period. The deferred charge balance may be adjusted periodically to reflect new projections of the amount and timing of loss payments. Adjustments to these assumptions are applied retrospectively from the inception of the contract. Unamortized deferred charges totaled $3.3 billion at June 30, 2002. Significant changes in either the timing or ultimate amount of loss payments may have a significant effect on unamortized deferred charges and the amount of periodic amortization.

Q/E 6/30/02

FORM 10-Q
BERKSHIRE HATHAWAY INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical accounting policies (Continued)

     Berkshire’s financial position reflects large amounts of invested assets, including assets of its finance and financial products businesses. A substantial portion of these assets are carried at fair values based upon current market quotations and, when not available, based upon fair value pricing models. Berkshire’s finance businesses maintain significant balances of finance receivables, which are carried at amortized cost. Considerable judgment is required in determining the assumptions used in certain pricing models, which may address interest rates, loan prepayment speeds, and creditworthiness of the issuer.

     Berkshire’s Consolidated Balance Sheet as of June 30, 2002 includes goodwill of acquired businesses of approximately $22 billion. These amounts have been recorded as a result of Berkshire’s numerous prior business acquisitions accounted for under the purchase method. Prior to 2002, goodwill from each acquisition was generally amortized as a charge to earnings over periods not exceeding 40 years. Under SFAS No. 142, which was adopted by Berkshire as of January 1, 2002, periodic amortization ceased, in favor of an impairment-only accounting model.

     A significant amount of judgment is required in performing goodwill impairment tests. Such tests include periodically determining or reviewing the estimated fair value of Berkshire’s reporting units. Under SFAS No. 142, fair value refers to the amount for which the entire reporting unit may be bought or sold. There are several methods of estimating reporting unit values, including market quotations, asset and liability fair values and other valuation techniques, such as discounted cash flows and multiples of earnings or revenues. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then individual assets, including identifiable intangible assets and liabilities of the reporting unit are estimated at fair value. The excess of the estimated fair value of the reporting unit over the estimated fair value of net assets would establish the implied value of goodwill. The excess of the recorded amount of goodwill over the implied value is charged-off as an impairment loss.

Forward-Looking Statements

     Investors are cautioned that certain statements contained in this document as well as some statements in periodic press releases and some oral statements of Berkshire officials during presentations about Berkshire, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, which include words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, or similar expressions. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Berkshire actions, which may be provided by management are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about Berkshire, economic and market factors and the industries in which Berkshire does business, among other things. These statements are not guaranties of future performance and Berkshire has no specific intention to update these statements.

     Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause Berkshire’s actual performance and future events and actions to differ materially from such forward-looking statements, include, but are not limited to, changes in market prices of Berkshire’s significant equity investees, the occurrence of one or more catastrophic events, such as an earthquake or hurricane that causes losses insured by Berkshire’s insurance subsidiaries, changes in insurance laws or regulations, changes in Federal income tax laws, and changes in general economic and market factors that affect the prices of securities or the industries in which Berkshire and its affiliates do business, especially those affecting the property and casualty insurance industry.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Reference is made to Berkshire’s most recently issued Annual Report and in particular the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. As of June 30, 2002, there have been no material changes in the market risks described in Berkshire’s most recently issued Annual Report.

Q/E 6/30/02

FORM 10-Q
BERKSHIRE HATHAWAY INC.
Part II Other Information

Item 2. Changes in Securities and Use of Proceeds

(a)	On May 28, 2002, Berkshire Hathaway sold 40,000 SQUARZ. Each SQUARZ is a unit representing beneficial ownership of a warrant to purchase for $10,000 on or before May 15, 2007 0.1116 shares of Class A common stock or 3.3480 shares of Class B common stock; and a note due November 15, 2007 with a $10,000 principal amount; and U.S. Treasury securities in the aggregate principal amount of $339.63 that will mature on a semi-annual basis through May 15, 2007. The warrant requires the holder to make semi-annual warrant installment payments at the rate of 3.75% per annum of the exercise price. The note requires Berkshire to pay semi-annual interest at a rate of 3.00% per annum.

(b)	Goldman, Sachs & Co. was the sole initial purchaser of SQUARZ from Berkshire Hathaway. Pursuant to the purchase agreement, Goldman, Sachs & Co. agreed to offer and sell the SQUARZ solely to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended.

(c)	The aggregate offering price, net of an underwriting discount of $2,000,000, was $411,585,200. Additionally, annually beginning on May 15, 2003 and ending on May 15, 2006, Berkshire has agreed to pay Goldman, Sachs & Co. an additional fee equal to 0.50% of the exercise price of the warrants initially issued less any warrants that have been cancelled prior to such date.

(d)	Berkshire Hathaway sold the SQUARZ to Goldman, Sachs & Co. in a transaction exempt from the registration requirements of the Securities Act under section 4(2) of the Securities Act, and Goldman, Sachs & Co. agreed to resell the SQUARZ solely to qualified institutional investors in reliance on Rule 144A under the Securities Act.

(e)	The Warrants that are a component of the SQUARZ entitle the holder to purchase for $10,000 at any time on or before May 15, 2007, 0.1116 shares of Class A common stock or 3.3480 shares of Class B common stock.

Item 4. Submission of Matters to a Vote of Security Holders

     At the annual meeting of shareholders of Berkshire Hathaway Inc. (“Berkshire”), held May 4, 2002, Berkshire’s shareholders reelected Berkshire’s directors in an uncontested election. Berkshire’s shareholders also voted on a shareholder proposal regarding the Berkshire Hathaway Inc. shareholder designated contribution program. Proxies for the meeting had previously been solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934.

     Following are the votes cast in favor and against each director. There were no votes withheld, abstentions or broker non-votes.

Directors	For	Against

Warren E. Buffett	1,140,816	16,712
Howard G. Buffett	1,140,405	17,123
Susan T. Buffett	1,156,472	1,056
Malcolm G. Chace	1,150,890	6,638
Charles T. Munger	1,140,769	16,759
Ronald L. Olson	1,150,793	6,735
Walter Scott, Jr.	1,150,813	6,715

     Votes on the shareholder proposal were as follows:

For	Against	Abstentions and Broker Non-Votes

28,721.350	1,014,821.055	113,985.360

Item 6. Exhibits and Reports on Form 8-K

     None

SIGNATURE

     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC.

(Registrant)

Date August 13, 2002	/s/ Marc D. Hamburg

(Signature) Marc D. Hamburg, Vice President and Principal Financial Officer