Form 10-Q
period 2002-09-30
BERKSHIRE HATHAWAY INC
filed 2002-11-13
CIK 1067983

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

X YES	NO

     Number of shares of common stock outstanding as of October 31, 2002:

Class A — 1,313,526
Class B — 6,622,146

BERKSHIRE HATHAWAY INC.

Part I Financial Information

Item 1. Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(dollars in millions except per share amounts)

	September 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Insurance and Other:
Cash and cash equivalents	$8,483	$5,313
Investments:
Securities with fixed maturities, available for sale	37,990	36,219
Equity securities	27,902	28,675
Other	2,681	2,264
Receivables	14,393	11,926
Inventories	2,906	2,213
Property, plant and equipment	5,157	4,776
Goodwill of acquired businesses	22,281	21,407
Other assets	6,629	6,542

	128,422	119,335

Investments in MidAmerican Energy Holdings Company	3,816	1,826

Finance and Financial Products:
Cash and cash equivalents	1,955	1,185
Investments:
Securities with fixed maturities, available for sale	17,639	21,061
Other	1,703	4,065
Trading account assets	6,332	5,561
Loans and other receivables	4,180	6,262
Other	3,702	3,457

	35,511	41,591

	$167,749	$162,752

See accompanying Notes to Interim Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(dollars in millions except per share amounts)

	September 30,	December 31,
	2002	2001

	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Losses and loss adjustment expenses	$42,644	$40,716
Unearned premiums	6,777	4,814
Accounts payable, accruals and other liabilities	11,430	9,626
Income taxes	7,925	7,021
Borrowings under investment agreements and other debt	4,300	3,485

	73,076	65,662

Finance and Financial Products:
Securities sold under agreements to repurchase	15,142	21,465
Trading account liabilities	7,025	4,803
Notes payable and other borrowings	4,652	9,019
Other	3,879	2,504

	30,698	37,791

Total liabilities	103,774	103,453

Minority shareholders’ interests	1,358	1,349

Shareholders’ equity:
Common stock:*
Class A common stock, $5 par value and Class B common stock, $0.1667 par value	8	8
Capital in excess of par value	26,002	25,607
Accumulated other comprehensive income	14,061	12,891
Retained earnings	22,546	19,444

Total shareholders’ equity	62,617	57,950

	$167,749	$162,752

*	Class B common stock has economic rights equal to one-thirtieth (1/30) of the economic rights of Class A common stock. Accordingly, on an equivalent Class A common stock basis, there are 1,534,212 shares outstanding at September 30, 2002 versus 1,528,217 shares outstanding at December 31, 2001.

See accompanying Notes to Interim Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in millions except per share amounts)

	Third Quarter		First Nine Months

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)

Revenues:
Insurance and Other:
Insurance premiums earned	$4,765	$4,213	$13,620	$13,321
Sales and service revenues	4,420	3,900	12,557	10,990
Interest, dividend and other investment income	769	722	2,176	2,105
Realized investment gain	12	326	199	1,228

	9,966	9,161	28,552	27,644

Finance and Financial Products:
Interest income	352	377	1,127	950
Other	319	16	530	150

	671	393	1,657	1,100

	10,637	9,554	30,209	28,744

Cost and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	3,836	5,763	10,774	13,777
Insurance underwriting expenses	1,012	885	2,925	2,609
Cost of sales and services	3,121	2,761	8,845	7,708
Selling, general and administrative expenses	809	759	2,343	2,245
Goodwill amortization	—	145	—	431
Interest expense	51	43	146	160

	8,829	10,356	25,033	26,930

Finance and Financial Products:
Interest expense	125	211	399	557
Other	124	72	424	178

	249	283	823	735

	9,078	10,639	25,856	27,665

Earnings (loss) before income taxes and equity in earnings of MidAmerican Energy	1,559	(1,085)	4,353	1,079
Equity in net earnings of MidAmerican Energy	113	39	256	99

Earnings (loss) before income taxes and minority interest	1,672	(1,046)	4,609	1,178
Income taxes	539	(361)	1,484	451
Minority interest	(8)	(6)	23	27

Net earnings (loss)	$1,141	$(679)	$3,102	$700

Average common shares outstanding *	1,534,063	1,527,347	1,532,928	1,526,973
Net earnings (loss) per common share *	$744	$(445)	$2,024	$458

*	Average shares outstanding include average Class A common shares and average Class B common shares determined on an equivalent Class A common stock basis. Net earnings per share shown above represents net earnings per equivalent Class A common share. Net earnings per Class B common share is equal to one-thirtieth (1/30) of such amount.

See accompanying Notes to Interim Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	First Nine Months

	2002	2001

	(Unaudited)
Net cash flows from operating activities	$9,310	$4,294

Cash flows from investing activities:
Purchases of investments	(13,527)	(11,979)
Proceeds from sales and maturities of investments	11,046	12,714
Loans and investments originated in finance businesses	(1,369)	(7,679)
Principal collection on loans and investments originated in finance businesses	4,193	1,628
Acquisitions of businesses, net of cash acquired	(1,288)	(4,480)
Other	(586)	(586)

Net cash flows from investing activities	(1,531)	(10,382)

Cash flows from financing activities:
Proceeds from borrowings of finance businesses	204	6,147
Proceeds from other borrowings	1,218	657
Repayments of borrowings of finance businesses	(3,564)	(120)
Repayments of other borrowings	(620)	(631)
Change in short term borrowings of finance businesses	(1,201)	1,150
Changes in other short term borrowings	18	(375)
Other	106	17

Net cash flows from financing activities	(3,839)	6,845

Increase in cash and cash equivalents	3,940	757
Cash and cash equivalents at beginning of year *	6,498	5,604

Cash and cash equivalents at end of first nine months *	$10,438	$6,361

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$1,126	$904
Interest of finance and financial products businesses	374	518
Other interest	169	191
Non-cash investing activity:
Liabilities assumed in connection with acquisitions of businesses	491	4,013
Common stock issued in connection with acquisition of business	324	—
Contingent value of Exchange Notes recognized in earnings	—	49
Value of equity securities used to redeem Exchange Notes	—	98
* Cash and cash equivalents are comprised of the following:
Beginning of year — Finance and financial products businesses	$1,185	$341
Other	5,313	5,263

	$6,498	$5,604

End of first nine months — Finance and financial products businesses	$1,955	$1,380
Other	8,483	4,981

	$10,438	$6,361

See accompanying Notes to Interim Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1. General

     The accompanying unaudited Consolidated Financial Statements include the accounts of Berkshire Hathaway Inc. (“Berkshire” or “Company”) consolidated with the accounts of all its subsidiaries and affiliates, including special purpose entities, that Berkshire controls as of the financial statement date. Reference is made to Berkshire’s most recently issued Annual Report that included information necessary or useful to understanding Berkshire’s businesses and financial statement presentations. In particular, Berkshire’s significant accounting policies and practices were presented as Note 1 to the Consolidated Financial Statements included in that Report. Certain amounts in 2001 have been reclassified to conform with current year presentation.

     Financial information in this Report reflects any adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to a fair statement of results for the interim periods in accordance with generally accepted accounting principles (“GAAP”).

     For a number of reasons, Berkshire’s results for interim periods are not normally indicative of results to be expected for the year. The timing and magnitude of catastrophe losses incurred by insurance subsidiaries and the estimation error inherent to the process of determining liabilities for unpaid losses of insurance subsidiaries can be relatively more significant to results of interim periods than to results for a full year. Realized investment gains/losses are recorded when investments are sold, other-than-temporarily impaired or in certain situations, as required by GAAP, when investments are marked-to-market. Variations in the amounts and timing of realized investment gains/losses can cause significant variations in periodic net earnings.

Note 2. Significant business acquisitions

     During 2001, Berkshire completed four significant business acquisitions. In addition, Berkshire completed three significant acquisitions in the first nine months of 2002. Information concerning these acquisitions follows.

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

     Garan, Incorporated (“Garan”)

     Effective September 4, 2002, Berkshire acquired all of the outstanding shares of Garan common stock for $60 per share, or approximately $270 million in the aggregate. Garan is a leading manufacturer of children’s, women’s, and men’s apparel bearing the private labels of its customers as well as several of its own trademarks, including GARANIMALS.

     The results of operations for each of these entities are included in Berkshire’s consolidated results of operations from the effective date of each acquisition. The following table sets forth certain unaudited consolidated earnings data for the first nine months of 2001, as if each of the acquisitions discussed above were consummated on the same terms at the beginning of 2001. Pro forma results for the first nine months of 2002 were not materially different from reported results. Dollars are in millions except per share amount.

2001

Total revenues	$30,897
Net earnings	795
Earnings per equivalent Class A common share	519

     On August 19, 2002, Berkshire entered into an agreement to acquire all of the outstanding shares of CTB International Corp. for $12.75 per share. CTB is a manufacturer of equipment and systems for the poultry, hog, egg production and grain industries. On September 23, 2002, Berkshire entered into an agreement to acquire for cash The Pampered Chef, LTD. The Pampered Chef is the largest branded kitchenware company and the largest direct seller of housewares in the U.S. Both of these acquisitions closed on October 31, 2002.

Note 3. Investments in MidAmerican Energy Holdings Company

     On March 14, 2000, Berkshire acquired 900,942 shares of common stock and 34,563,395 shares of convertible preferred stock of MidAmerican Energy Holdings Company (“MidAmerican”) for $35.05 per share, or approximately $1.24 billion in the aggregate. During 2002, Berkshire acquired 6,700,000 additional shares of the convertible preferred stock for $402 million. Such investments currently give Berkshire about a 9.7% voting interest and an 83.0% economic interest in the equity of MidAmerican (80.2% on a fully diluted basis). Berkshire and certain of its subsidiaries also acquired approximately $1,728 million of 11% non-transferable trust preferred securities, of which $455 million were acquired in 2000 and $1,273 million were acquired in 2002. Mr. Walter Scott, Jr., a member of Berkshire’s Board of Directors, controls approximately 86% of the voting interest in MidAmerican.

     MidAmerican is a United States-based global energy company whose principal businesses are regulated electric and natural gas utilities, regulated interstate natural gas transmission and electric power generation. Through its subsidiaries it owns and operates a combined electric and natural gas utility company in the United States, two natural gas pipeline companies in the United States, two electricity distribution companies in the United Kingdom and a diversified portfolio of domestic and international electric power projects. It also owns the second largest residential real estate brokerage firm in the United States.

     While the convertible preferred stock does not vote generally with the common stock in the election of directors, the convertible preferred stock gives Berkshire the right to elect 20% of MidAmerican’s Board of Directors. The convertible preferred stock is convertible into common stock only upon the occurrence of specified events, including modification or elimination of the Public Utility Holding Company Act of 1935 so that holding company registration would not be triggered by conversion. Additionally, the prior approval of the holders of convertible preferred stock is required for certain fundamental transactions by MidAmerican. Such transactions include, among others: a) significant asset sales or dispositions; b) merger transactions; c) significant business acquisitions or capital expenditures; d) issuances or repurchases of equity securities and e) the removal or appointment of the Chief Executive Officer. Through the investments in common and convertible preferred stock, Berkshire has the ability to exercise significant influence on the operations of MidAmerican.

BERKSHIRE HATHAWAY INC.

Notes To Interim Consolidated Financial Statements (Continued)

Note 3. Investments in MidAmerican Energy Holdings Company (Continued)

     MidAmerican’s Articles of Incorporation further provide that the convertible preferred shares: (a) are not mandatorily redeemable by MidAmerican or at the option of the holder; (b) participate in dividends and other distributions to common holders as if they were common shares and otherwise possess no dividend rights and (c) are convertible into common shares on a 1 for 1 basis, as adjusted for splits, combinations, reclassifications and other capital changes by MidAmerican. Further, the aforementioned dividend and distribution arrangements cannot be modified without the positive consent of the preferred shareholders. Accordingly, the convertible preferred stock is, in substance, economically equivalent to common stock. Therefore, Berkshire is accounting for its investments in common and convertible preferred stock of MidAmerican pursuant to the equity method.

     Berkshire’s aggregate investments in MidAmerican are included in the Consolidated Balance Sheets as Investments in MidAmerican Energy Holdings Company, and include the common and convertible preferred stock investments accounted for pursuant to the equity method totaling $2,088 million at September 30, 2002 and $1,371 million at December 31, 2001. The 11% non-transferable trust preferred securities are classified as held-to-maturity, and are carried at cost. The Consolidated Statements of Earnings reflect Berkshire’s proportionate share of MidAmerican’s net income with respect to the investments accounted for pursuant to the equity method, as Equity in net earnings of MidAmerican Energy.

     Condensed consolidated balance sheets of MidAmerican are as follows. Amounts are in millions.

	September 30,	December 31,
	2002	2001

Assets:
Properties, plants, contracts and equipment, net	$9,169	$6,537
Goodwill	4,223	3,639
Other assets	3,592	2,450

	$16,984	$12,626

Liabilities and shareholders’ equity:
Term debt	$9,136	$7,163
Redeemable preferred securities	2,156	1,009
Other liabilities and minority interests	3,200	2,746

	14,492	10,918
Shareholders’ equity	2,492	1,708

	$16,984	$12,626

     Condensed consolidated statements of earnings of MidAmerican for the third quarter and first nine months of 2002 and 2001 are as follows. Amounts are in millions.

	Third Quarter		First Nine Months

	2002	2001	2002	2001

Revenues	$1,282	$1,307	$3,550	$4,043

Costs and expenses:
Cost of sales and operating expenses	786	767	2,232	2,855
Depreciation and amortization	130	122	387	395
Interest expense and minority interest	204	128	544	370

	1,120	1,017	3,163	3,620

Income before taxes	$162	$290	$387	$423

Net income	$135	$48	$307	$122

BERKSHIRE HATHAWAY INC.

Notes To Interim Consolidated Financial Statements (Continued)

Note 4. Investments in securities with fixed maturities

     Data with respect to investments in securities with fixed maturities, which are classified as available-for-sale, are shown in the tabulation below (in millions).

	September 30,	December 31,
	2002	2001

Insurance and other:
Amortized cost	$35,725	$36,093
Gross unrealized gains	2,416	900
Gross unrealized losses	(151)	(774)

Estimated fair value	$37,990	$36,219

Finance and financial products:
Amortized cost	$17,010	$21,125
Gross unrealized gains	649	90
Gross unrealized losses	(20)	(154)

Estimated fair value	$17,639	$21,061

Note 5. Investments in equity securities

     Data with respect to investments in equity securities are shown in the tabulation below (in millions).

	September 30,	December 31,
	2002	2001

Total cost	$9,007	$8,543
Gross unrealized gains	19,463	20,275
Gross unrealized losses	(568)	(143)

Total fair value	$27,902	$28,675

Fair value:
American Express Company	$4,727	$5,410
The Coca-Cola Company	9,592	9,430
The Gillette Company	2,842	3,206
Wells Fargo & Company	2,565	2,315
Other equity securities	8,176	8,314

Total	$27,902	$28,675

Note 6. Deferred income tax liabilities

     The tax effects of significant items comprising Berkshire’s net deferred tax liabilities as of September 30, 2002 and December 31, 2001 are as follows (in millions).

	September 30,	December 31,
	2002	2001

Deferred tax liabilities:
Relating to unrealized appreciation of investments	$7,642	$7,078
Deferred charges reinsurance assumed	1,131	1,131
Investments	313	382
Other	1,578	1,552

	10,664	10,143

Deferred tax assets:
Unpaid losses and loss adjustment expenses	(892)	(752)
Unearned premiums	(416)	(294)
Other	(1,856)	(1,804)

	(3,164)	(2,850)

Net deferred tax liability	$7,500	$7,293

BERKSHIRE HATHAWAY INC.

Notes To Interim Consolidated Financial Statements (Continued)

Note 7. Common stock

     The following table summarizes Berkshire’s common stock activity during the first nine months of 2002.

	Class A common stock	Class B common stock
	(1,650,000 shares authorized)	(55,000,000 shares authorized)

	Issued and Outstanding	Issued and Outstanding

Balance at December 31, 2001	1,323,410	6,144,222
Conversions of Class A common stock to Class B common stock and other	(13,579)	444,983
Common stock issued in business acquisition	4,505	7,063

Balance at September 30, 2002	1,314,336	6,596,268

     Each share of Class A common stock is convertible, at the option of the holder, into thirty shares of Class B common stock. Class B common stock is not convertible into Class A common stock. Class B common stock has economic rights equal to one-thirtieth (1/30) of the economic rights of Class A common stock. Accordingly, on an equivalent Class A common stock basis, there are 1,534,212 shares outstanding at September 30, 2002 and 1,528,217 shares outstanding at December 31, 2001.

     Each Class A common share is entitled to one vote per share. Each Class B common share possesses the voting rights of one-two-hundredth (1/200) of the voting rights of a Class A share. Class A and Class B common shares vote together as a single class.

Note 8. Comprehensive income

     Berkshire’s comprehensive income for the third quarter and first nine months of 2002 and 2001 is shown in the table below (in millions).

	Third Quarter		First Nine Months

	2002	2001	2002	2001

Net earnings (loss)	$1,141	$(679)	$3,102	$700

Other comprehensive income:
Increase (decrease) in unrealized appreciation of investments	(1,436)	(1,415)	1,602	(8,195)
Applicable income taxes and minority interests	498	510	(569)	2,930
Other, principally foreign currency translation adjustments	25	(50)	176	(122)
Applicable income taxes and minority interests	2	(5)	(39)	23

	(911)	(960)	1,170	(5,364)

Comprehensive income	$230	$(1,639)	$4,272	$(4,664)

Note 9. Borrowings under investment agreements and other debt

     On May 28, 2002, Berkshire sold 40,000 SQUARZ securities for net proceeds of $398 million. Each SQUARZ security consists of a $10,000 par amount senior note due in November 2007 together with a warrant, which expires in May 2007, to purchase 0.1116 shares of Class A common stock or 3.3480 shares of Class B common stock for $10,000. A warrant premium is payable to Berkshire at an annual rate of 3.75% and interest is payable to note holders at a rate of 3.00% per annum.

BERKSHIRE HATHAWAY INC.

Notes To Interim Consolidated Financial Statements (Continued)

Note 10. Business segment data

     A disaggregation of Berkshire’s consolidated data for the third quarter and first nine months of each of the two most recent years is as follows. Amounts are in millions.

	Third Quarter		First Nine Months

Revenues	2002	2001	2002	2001

Operating Businesses:
Insurance group:
Premiums earned:
GEICO	$1,697	$1,533	$4,899	$4,499
General Re	2,118	2,032	6,169	6,122
Berkshire Hathaway Reinsurance Group	758	518	2,043	2,350
Berkshire Hathaway Primary Insurance Group	192	130	509	350
Investment income	764	739	2,199	2,140

Total insurance group	5,529	4,952	15,819	15,461
Building products	986	990	2,840	2,372
Finance and financial products	671	393	1,657	1,100
Flight services	649	669	2,024	1,909
Retail	484	448	1,436	1,341
Scott Fetzer	215	215	676	692
Shaw Industries	1,158	1,075	3,258	3,106
Other businesses	965	520	2,400	1,621

	10,657	9,262	30,110	27,602
Reconciliation of segments to consolidated amount:
Realized investment gain	12	326	199	1,228
Other revenues	8	8	23	27
Purchase-accounting adjustments and eliminations	(40)	(42)	(123)	(113)

	$10,637	$9,554	$30,209	$28,744

	Third Quarter		First Nine Months

Earnings (loss) before taxes	2002	2001	2002	2001

Operating Businesses:
Insurance group operating profit:
Underwriting profit (loss):
GEICO	$181	$130	$372	$130
General Re	(434)	(1,904)	(666)	(2,406)
Berkshire Hathaway Reinsurance Group	174	(660)	213	(798)
Berkshire Hathaway Primary Insurance Group	(3)	—	3	9
Net investment income	760	734	2,187	2,125

Total insurance group operating profit (loss)	678	(1,700)	2,109	(940)
Building products	142	152	426	344
Finance and financial products	409	98	793	325
Flight services	29	40	122	145
Retail	25	27	86	86
Scott Fetzer	24	26	86	87
Shaw Industries	129	89	315	225
Other businesses	261	56	598	230

	1,697	(1,212)	4,535	502
Reconciliation of segments to consolidated amount:
Realized investment gain	19	338	189	1,199
Interest expense *	(21)	(24)	(63)	(65)
Corporate and other	7	5	18	20
Goodwill amortization and other purchase-accounting adjustments	(30)	(153)	(70)	(478)

	$1,672	$(1,046)	$4,609	$1,178

*	Amounts of interest expense represent interest on borrowings under investment agreements and other debt exclusive of that of finance businesses and interest allocated to certain businesses.

BERKSHIRE HATHAWAY INC.

Notes To Interim Consolidated Financial Statements (Continued)

Note 11. Goodwill amortization

     Effective January 1, 2002, Berkshire adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 142 changed the accounting for goodwill from a model that required amortization of goodwill, supplemented by impairment tests, to an accounting model that is based solely upon impairment tests. Thus, Berkshire’s Consolidated Statements of Earnings for the third quarter and first nine months of 2002 include no periodic amortization of goodwill.

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

     A reconciliation of Berkshire’s Consolidated Statements of Earnings for the third quarter and first nine months of 2002 and 2001 from amounts reported to amounts exclusive of goodwill amortization is shown below. Goodwill amortization for the third quarter and first nine months of 2001 includes $20 million and $60 million, respectively, related to Berkshire’s equity method investment in MidAmerican. Dollar amounts are in millions, except per share amounts.

	Third Quarter		First Nine Months

	2002	2001	2002	2001

Net earnings (loss) as reported	$1,141	$(679)	$3,102	$700
Goodwill amortization, after tax	—	154	—	476

Net earnings (loss) as adjusted	$1,141	$(525)	$3,102	$1,176

Earnings (loss) per equivalent share of Class A common stock:
As reported	$744	$(445)	$2,024	$458
Goodwill amortization	—	101	—	312

Earnings (loss) per share as adjusted	$744	$(344)	$2,024	$770

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Net earnings for the third quarter and first nine months of 2002 and 2001 are disaggregated in the table that follows. Amounts are after deducting minority interest and income taxes. Dollar amounts are in millions.

	Third Quarter		First Nine Months

	2002	2001	2002	2001

Insurance — underwriting	$(65)	$(1,550)	$(64)	$(1,969)
Insurance — investment income	536	513	1,514	1,475
Non-insurance businesses	673	298	1,576	895
Interest expense	(14)	(15)	(39)	(43)
Purchase-accounting adjustments	(20)	(145)	(36)	(452)
Other	4	4	13	14

Earnings before realized investment gain	1,114	(895)	2,964	(80)
Realized investment gain	27	216	138	780

Net earnings (loss)	$1,141	$(679)	$3,102	$700

     Insurance — Underwriting

     A summary follows of underwriting results from Berkshire’s insurance businesses for the third quarter and first nine months of 2002 and 2001. Dollar amounts are in millions.

	Third Quarter		First Nine Months

	2002	2001	2002	2001

Underwriting gain (loss) attributable to:
GEICO	$181	$130	$372	$130
General Re	(434)	(1,904)	(666)	(2,406)
Berkshire Hathaway Reinsurance Group	174	(660)	213	(798)
Berkshire Hathaway Primary Insurance Group	(3)	—	3	9

Pre-tax underwriting loss	(82)	(2,434)	(78)	(3,065)
Income taxes and minority interest	(17)	(884)	(14)	(1,096)

Net underwriting loss	$(65)	$(1,550)	$(64)	$(1,969)

     Berkshire engages in both primary insurance and reinsurance of property and casualty risks. Through General Re, Berkshire also reinsures life and health risks. In primary insurance activities, Berkshire subsidiaries assume defined portions of the risks of loss from persons or organizations that are directly subject to the risks. In reinsurance activities, Berkshire subsidiaries assume defined portions of similar or dissimilar risks that other insurers or reinsurers have subjected themselves to in their own insuring activities. Berkshire’s principal insurance businesses are: (1) GEICO, the sixth largest auto insurer in the United States, (2) General Re, one of the four largest reinsurers in the world, (3) Berkshire Hathaway Reinsurance Group (“BHRG”) and (4) Berkshire Hathaway Primary Insurance Group. The significant improvement in pre-tax underwriting results in the 2002 periods was attributable to higher rates in many lines of insurance and reinsurance and to the absence of significant catastrophe and large property losses.

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

     GEICO’s pre-tax underwriting results for the third quarter and first nine months of 2002 and 2001 are summarized in the table below. Dollar amounts are in millions.

	Third Quarter				First Nine Months

	2002		2001		2002		2001

	Amount	%	Amount	%	Amount	%	Amount	%

Premiums earned	$1,697	100.0	$1,533	100.0	$4,899	100.0	$4,499	100.0

Losses and loss expenses	1,244	73.3	1,182	77.1	3,726	76.1	3,656	81.3
Underwriting expenses	272	16.0	221	14.4	801	16.3	713	15.8

Total losses and expenses	1,516	89.3	1,403	91.5	4,527	92.4	4,369	97.1

Pre-tax underwriting gain	$181		$130		$372		$130

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Insurance — Underwriting (Continued)

     GEICO (Continued)

     Premiums earned in the third quarter of 2002 were $1,697 million, an increase of 10.7% from $1,533 million in 2001. For the first nine months of 2002, premiums earned were $4,899 million, an increase of 8.9% from $4,499 million in 2001. The growth in premiums earned for voluntary auto was 8.4%, reflecting a 6.9% increase in policies-in-force during the past year and modest rate increases.

     Policies-in-force over the last twelve months increased 5.7% in the preferred risk auto market and 11.7% in the standard and nonstandard auto lines. Voluntary auto new business sales in the first nine months of 2002 increased 27.7% compared to 2001. The sales closure ratio and the policy retention rate both improved during the first nine months of 2002, which management believes was aided by recent premium rate increases taken by competitors. Voluntary auto policies-in-force increased by about 323,000 during the first nine months of 2002 with strong growth in both the standard and nonstandard lines.

     Losses and loss adjustment expenses incurred increased 5.2% to $1,244 million in the third quarter of 2002. For the first nine months of 2002, losses and loss expenses incurred exceeded 2001 by $70 million or 1.9%. The ratio of losses incurred to premiums earned was 76.1% for the first nine months of 2002 compared to 81.3% in 2001. The lower loss ratio in 2002 reflects better than expected loss experience. Claims frequency has benefited from mild weather and the increase in severity has been small for most coverages. Losses incurred from catastrophe events for the first nine months of 2002 totaled approximately $17 million versus $48 million during the comparable 2001 period.

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

     Underwriting expenses for the third quarter of 2002 increased $51 million (23.1%) from the third quarter of 2001. For the first nine months of 2002, underwriting expenses increased $88 million (12.3%) from the expenses for the comparable period in 2001. A significant portion of the increase in underwriting expense was due to higher profit sharing accruals.

     General Re

     General Re conducts a global reinsurance business. General Re’s principal reinsurance operations are comprised of: (1) North American property/casualty, (2) international property/casualty, which is comprised of direct reinsurance business and broker-market business, and (3) global life/health. The direct international property/casualty and global life/health reinsurance operations are conducted primarily through Germany-based Cologne Re. Broker-market business is conducted through the London-based Faraday operations. At September 30, 2002, General Re held an 89% economic ownership interest in Cologne Re.

     General Re’s pre-tax underwriting results for the third quarter and first nine months of 2002 and 2001 are summarized in the table below. Amounts are in millions.

	Premiums earned				Pre-tax underwriting loss

	Third Quarter		First Nine Months		Third Quarter		First Nine Months

	2002	2001	2002	2001	2002	2001	2002	2001

North American property/casualty	$1,017	$894	$2,954	$2,892	$(279)	$(1,446)	$(433)	$(1,798)
International property/casualty	660	663	1,839	1,773	(136)	(421)	(210)	(543)
Global life/health	441	475	1,376	1,457	(19)	(37)	(23)	(65)

	$2,118	$2,032	$6,169	$6,122	$(434)	$(1,904)	$(666)	$(2,406)

     General Re’s consolidated underwriting results for first nine months of 2002 remained disappointing primarily due to $447 million of increases in prior-year loss reserves in the North American property/casualty operations and continued underwriting losses in the direct property/casualty business. Current underwriting year results in the North American and international broker markets of the property/casualty operations improved over 2001 due to significantly better pricing, terms and conditions and comparatively low levels of property losses. Underwriting results for 2001 periods included $1.7 billion in net losses related to the September 11th terrorist attack. General Re’s management continues to believe that additional premium rate increases and more favorable coverage terms are needed in certain lines, particularly in the international property/casualty markets, to achieve targeted long-term underwriting profitability. Information with respect to each of General Re’s underwriting units is provided below.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     General Re (Continued)

North American property/casualty

     North American property/casualty operations underwrite predominantly excess reinsurance and insurance across multiple lines of business. Reinsurance contracts are written on both a treaty (groups of risks) and facultative (individual risk) basis. North American property/casualty earned premiums increased $123 million (13.8%) for the third quarter and $62 million (2.1%) for the first nine months of 2002 over the same periods of 2001. The increase in earned premiums during the first nine months of 2002 was primarily attributable to rate increases (roughly estimated at $575 million) across most lines of business, partially offset by a net reduction (roughly estimated at $250 million) from cancellations in excess of new business written. In addition, earned premiums for the first nine months of 2001 included approximately $275 million from a retroactive reinsurance contract assumed in the second quarter of 2001. There were no retroactive contracts written in 2002.

     The net underwriting loss of $433 million for the first nine months is comprised of $447 million of increases in prior-year loss reserves estimates, $61 million of accretion on discounted workers’ compensation reserves, and $11 million of amortization of deferred charges on retroactive reinsurance contracts written in prior years, partially offset by $86 million of underwriting profits for the 2002 accident year. The adjustment to loss reserve estimates arose primarily from casualty lines of business and mostly related to the 1997 through 2000 accident years.

     General Re estimates loss reserves principally based upon analysis of historical claims reporting patterns together with estimates of expected overall claim levels for all accident periods. These estimates are regularly re-evaluated and appropriate adjustments are made. The loss data is based upon the timing and content of claim information provided by ceding companies. There is considerable additional judgment employed in developing the estimates because of inherent delays in reporting from ceding companies, particularly with respect to excess casualty claims. Normally only a small percentage of casualty claims is reported in the year of the loss occurrence and instead claims tend to be reported gradually over a number of years.

     During 2001, reported casualty claim levels were considerably greater than expected with respect to claims occurring from 1998 through 2000. The increase in reported claims precipitated a re-evaluation of and increase in unreported claim estimates and overall claim levels for those years. Unfortunately, reports of claims have continued at rates even higher than re-estimated in 2001. Thus additional reserve increases have been required in 2002.

     Of the $447 million of prior-year reserve increases, $190 million resulted from actual reported claims for prior years of $1,705 million exceeding expectations of $1,515 million. This under-estimation of expected claims indicated that the level of price erosion that occurred in recent years was greater than had been previously contemplated in General Re’s loss reserve estimates. As a result, management increased reserves for incurred but not reported (IBNR) claims by an additional $257 million to reflect the higher ultimate loss estimates, primarily for significantly under-priced business during the 1997 through 2000 accident years.

     Among the factors contributing to the revised estimates for prior years were: (a) greater claims activity arising from broadened terms and conditions for both the underlying primary and General Re’s reinsurance contracts; (b) an increase in claim severity for both primary and excess claims which had a leveraged effect on excess of loss coverages provided by General Re; (c) escalating medical inflation that adversely affects workers’ compensation and other casualty lines and results in more claims reaching excess layers reinsured by General Re; and (d) an increased frequency of corporate bankruptcies and accounting restatements that has increased insurers’ exposures under directors and officers coverages.

     Partially offsetting underwriting losses related to prior years were improved current accident year results, which produced $86 million of underwriting gains in the first nine months of 2002. The gains resulted from the combined effects of (1) no large catastrophes or other large individual property losses in 2002 and (2) the favorable effects of repricing efforts and improved contract terms and conditions implemented over the past two years. Given the long-tail nature of the casualty business, a very high degree of estimation is involved in establishing loss reserves for 2002 occurrences as of September 30, 2002. Thus, the ultimate level of underwriting gain or loss with respect to the 2002 accident year will not be fully known for many years.

     For the first nine months of 2002, no large losses arising from catastrophes and other large individual property losses ($20 million or greater) affected underwriting results, a condition that was unusually favorable, and therefore current accident year results from property coverages were better than anticipated. Underwriting results for the third quarter and first nine months of 2001 included approximately $1,295 million of net losses from the September 11th terrorist attack. In addition, the first nine months of 2001 included $87 million of losses from catastrophes (principally Tropical Storm Allison) and other large individual property losses. Property business is expected to continue to produce volatile results from period to period, depending on the timing and magnitude of major loss events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     General Re (Continued)

International property/casualty

     The international property/casualty operations write quota-share and excess reinsurance on risks around the world. International property/casualty business is written on a direct reinsurance basis (primarily through Cologne Re) and on a broker-market basis through the London-based Faraday. For the third quarter and first nine months of 2002, international property/casualty earned premiums decreased $3 million (0.5%) and increased $66 million (3.7%), respectively, from the comparable 2001 levels. Adjusting for the effect of foreign exchange, earned premiums decreased 9.0% during the third quarter and increased 1.6% for the first nine months of 2002. In local currencies, premiums earned by the direct property/casualty reinsurance operations in 2002 periods declined by approximately 17% for the third quarter and 10% for the first nine months due primarily to significantly reduced premiums in Argentina and the non-renewal of under-performing business in Europe and Asia. In local currencies, premiums earned in 2002 by the broker-market operations increased 14% for the third quarter and 41% for the first nine months over the comparable 2001 periods. The increase in broker premiums was primarily due to an increase in participation of Faraday Syndicate 435 from 60.6% in 2001 to 96.7% in 2002.

     The total international property/casualty underwriting losses for the third quarter and first nine months of 2002 declined from net losses in the corresponding 2001 periods due primarily to lower large property losses. The direct reinsurance operations produced an underwriting loss of $136 million for the third quarter and $206 million for the first nine months of 2002. In 2002, catastrophe and large individual property losses were $58 million in the third quarter due to two August European floods and $87 million for the first nine months. Underwriting results for the third quarter and first nine months of 2001 included $282 million of net losses from the September 11th terrorist attack.

     The broker-market operations produced about break-even underwriting results for the 2002 periods. Broker-market results for the first nine months of 2002 improved over 2001 as a result of lower-than-expected property loss activity and improved rates and overall market conditions. For the first nine months of 2001, the broker-market operations produced an underwriting loss of $161 million, which included $89 million from the September 11th terrorist attack as well as other large property losses.

Global life/health

     General Re’s global life/health affiliates reinsure such risks worldwide. Earned premiums worldwide for these operations decreased $34 million (7.2%) in the third quarter and $81 million (5.6%) year-to-date from the comparable 2001 periods. The declines in the third quarter and first nine months were primarily due to a change in the reporting of Cologne Re’s international modified coinsurance business, which reduced both premiums earned and costs by comparable amounts, with little effect on net underwriting results. Global life/health’s underwriting loss of $23 million for the first nine months of 2002 improved over the same period in 2001. The underwriting losses for 2001 included $34 million of net losses from the September 11th terrorist attack. Otherwise, the international life/health operations accounted for most of the improvement in comparative underwriting results.

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

     BHRG’s pre-tax underwriting results are summarized in the table below. Amounts are in millions.

	Premiums earned				Pre-tax underwriting gain (loss)

	Third Quarter		First Nine Months		Third Quarter		First Nine Months

	2002	2001	2002	2001	2002	2001	2002	2001

Catastrophe and special risk	$331	$306	$813	$437	$219	$(404)	$574	$(283)
Retroactive reinsurance	7	28	408	1,594	(112)	(97)	(344)	(299)
Other reinsurance	420	184	822	319	67	(159)	(17)	(216)

	$758	$518	$2,043	$2,350	$174	$(660)	$213	$(798)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Berkshire Hathaway Reinsurance Group (Continued)

     The volume of catastrophe and special risk business written in 2002 periods increased substantially over the corresponding prior year periods, particularly in the special risk markets, reflecting an increase in opportunities to write this business at rates considered adequate by BHRG management. The timing and magnitude of losses can produce extraordinary volatility in periodic underwriting results of BHRG’s catastrophe and special risk business. The comparative underwriting results of 2002 and 2001 exemplify the volatility. Such volatility is accepted, however, provided that the long-term prospect of achieving an underwriting profit is reasonable.

     The underwriting results of this business in 2002 reflect relatively minor amounts of catastrophe losses and other large individual property losses. However, a truly significant loss event occurring during the first nine months of 2002 under one of several particularly large policies would have eliminated this unit’s underwriting gains. Underwriting results from catastrophe and special risk contracts for the third quarter and first nine months of 2001 included a net loss of approximately $425 million from the September 11th terrorist attack. BHRG also recorded an estimated loss of approximately $50 million in the third quarter of 2001 due to an explosion at a chemical plant in France. Periodic underwriting results for catastrophe and special risk business will continue to be extremely volatile.

     Retroactive reinsurance policies typically provide very large, but limited, levels of indemnification of unpaid losses and loss adjustment expenses with respect to past loss events, including claims that have not yet been reported to the ceding companies. These policies are expected to include significant amounts of environmental and latent injury claims. It is expected that claims under these contracts will be paid out in the future over a very long period of time. Substantially all of the premiums earned from retroactive reinsurance contracts during 2002 derived from one policy and from three policies in 2001.

     The underwriting losses from retroactive reinsurance shown in the table above are primarily attributed to the amortization of deferred charges that are established at the inception of retroactive reinsurance contracts. The deferred charges, which represent the difference between the policy premium and the ultimate estimated claim reserves, are subsequently amortized over the estimated claim payment period using the interest method. The amortization charges are recorded as losses incurred and therefore, produce underwriting losses. The increase in amortization charges in 2002 over 2001 periods relates to the significant amount of new business written in recent years. Unamortized deferred charges at September 30, 2002 totaled approximately $3.1 billion. Deferred charge amortization will produce large underwriting losses over the remainder of 2002 and for the next several years. BHRG believes that these charges will be reasonable relative to the large amounts of float generated from these policies. Income generated from the investment of float is reflected in net investment income.

     Premiums earned in the first nine months of 2002 from other reinsurance included approximately $142 million from a new two-year multi-line quota-share contract with a major U.S. insurer and an increase of about $285 million in premiums earned under participation in a Lloyd’s Syndicate and several property quota-share reinsurance contracts with various other Syndicates. Net underwriting results from other reinsurance contracts in 2002 reflect low amounts of property and aviation losses during the year. Underwriting results for the third quarter and first nine months of 2001 include net losses of approximately $150 million arising from the September 11th terrorist attack.

Berkshire Hathaway Primary Insurance

     Berkshire’s other primary insurers consist of several businesses, including the National Indemnity (“NICO”) Primary group, U.S. Investment Corporation (“USIC”), the Homestate group, Central States Indemnity and Kansas Bankers Surety. Collectively, premiums earned by this group of $192 million and $509 million in the third quarter and first nine months of 2002, respectively, exceeded the corresponding prior year amounts by $62 million (47.7%) and $159 million (45.4%), respectively. The increases in premiums were principally attributed to increased volume by the NICO Primary group and USIC. For the first nine months, Berkshire’s other primary insurers produced underwriting gains of $3 million in 2002 and $9 million in 2001.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Insurance — Investment Income

     After-tax net investment income produced by Berkshire’s insurance and reinsurance businesses for the third quarter and first nine months of 2002 and 2001 is summarized in the table below. Dollar amounts are in millions.

	Third Quarter		First Nine Months

	2002	2001	2002	2001

Net investment income before income taxes and minority interest	$760	$734	$2,187	$2,125
Income taxes and minority interest	224	221	673	650

Net investment income	$536	$513	$1,514	$1,475

     Pre-tax net investment income earned by Berkshire’s insurance businesses for the third quarter of 2002 exceeded the third quarter of 2001 by $26 million (3.5%). Investment income for the first nine months of 2002 increased $62 million (2.9%) over the corresponding period in 2001. The increase in investment income in 2002 reflects an increase in invested assets, partially offset by the effects of lower interest rates. Invested assets of the insurance businesses totaled $75.5 billion at September 30, 2002.

     Invested assets derive from shareholder capital as well as policyholder float. “Float” is an approximation of the net amount of liabilities due to policyholders that is temporarily available for investment. Float represents the sum of unpaid losses and loss adjustment expenses, unearned premiums and other policyholder liabilities less the aggregate of premiums and reinsurance balances receivable, deferred policy acquisition costs, and deferred charges on retroactive reinsurance contracts. Consolidated float at September 30, 2002 was approximately $39.5 billion, compared to $35.5 billion at December 31, 2001 and $33.3 billion at September 30, 2001.

     The large increase in float over the past year principally derives from BHRG and General Re. For the first nine months of 2002, the annualized cost of float was approximately 0.3%, as Berkshire’s consolidated insurance and reinsurance businesses produced a pre-tax underwriting loss of approximately $78 million. The cost of float was very high (12.8%) for the year ending December 31, 2001 due to losses from the September 11th terrorist attack and increases in prior years’ loss reserves at General Re. Absent a major catastrophe or a significant increase in reserves established for prior years’ loss events, the cost of float is expected to remain very low over the remainder of 2002.

     Non-Insurance Businesses

     Results of operations of Berkshire’s diverse non-insurance businesses for the third quarter and first nine months of 2002 and 2001 are summarized in the following table. Dollar amounts are in millions.

	Third Quarter				First Nine Months

	2002		2001		2002		2001

	Amount	%	Amount	%	Amount	%	Amount	%

Revenues	$5,128	100.0	$4,310	100.0	$14,291	100.0	$12,141	100.0
Costs and expenses	4,109	80.1	3,822	88.7	11,865	83.0	10,699	88.1

Earnings before income taxes/minority interest	1,019	19.9	488	11.3	2,426	17.0	1,442	11.9
Applicable income taxes/minority interest	346	6.8	190	4.4	850	6.0	547	4.5

Net earnings	$673	13.1	$298	6.9	$1,576	11.0	$895	7.4

     A comparison of revenues and pre-tax income for the non-insurance business segments follows. Dollar amounts are in millions.

	Revenues				Pre-tax Earnings

	Third Quarter		First Nine Months		Third Quarter		First Nine Months

	2002	2001	2002	2001	2002	2001	2002	2001

Building products	$986	$990	$2,840	$2,372	$142	$152	$426	$344
Finance and financial products	671	393	1,657	1,100	409	98	793	325
Flight services	649	669	2,024	1,909	29	40	122	145
Retail	484	448	1,436	1,341	25	27	86	86
Scott Fetzer	215	215	676	692	24	26	86	87
Shaw Industries	1,158	1,075	3,258	3,106	129	89	315	225
Other businesses	965	520	2,400	1,621	261	56	598	230

	$5,128	$4,310	$14,291	$12,141	$1,019	$488	$2,426	$1,442

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Non-Insurance Businesses (Continued)

     The building products group consists of Johns Manville, Benjamin Moore, Acme Building Brands, and MiTek. The comparative increase in revenues of this group for the first nine months of 2002 versus 2001 is principally due to the inclusion of MiTek Inc., acquired July 31, 2001 and Johns Manville, acquired February 27, 2001. Revenues for the third quarter were relatively unchanged in 2002 as compared to 2001, and pre-tax earnings declined $10 million (6.6%). During 2002, Berkshire’s building products businesses benefited from mild weather conditions and favorable economic conditions, including low interest rates, in the residential construction markets. However, slow commercial construction conditions had a negative effect on Johns Manville where comparative third quarter revenues declined $56 million (9.5%) and comparative pre-tax earnings declined $28 million (38.9%).

     Pre-tax income of the finance and financial products businesses in the third quarter and first nine months of 2002 periods of $409 million and $793 million, respectively, represent substantial increases over the prior year periods. Significant earnings increases were achieved at BH Finance and Berkadia LLC. BH Finance primarily invests in fixed income instruments on a substantially leveraged basis under a small number of proprietary investing strategies. Such strategies are subject to market conditions, which have been unusually favorable in 2002. This condition is expected to remain throughout the balance of 2002, but at some point profit opportunities from these strategies will certainly diminish and perhaps disappear.

     Berkadia commenced operations in August of 2001 upon the completion of FINOVA’s bankruptcy plan of reorganization. Income derived from Berkadia is entirely dependent on an original $5.6 billion term loan to FINOVA. Since the loan was made, FINOVA has made principal prepayments to reduce the loan balance to $2.4 billion at September 30, 2002. For the first nine months of 2002, earnings from Berkadia were $91 million. In the third quarter of 2001, a pre-tax loss of $75 million was attributed to Berkadia, which included a loss of $94 million to write-off Berkadia’s equity investment in FINOVA common stock. Earnings from Berkadia will diminish over time.

     Somewhat offsetting the increased profits of BH Finance and Berkadia were operating losses in 2002 from General Re Securities (“GRS”). During the first quarter of 2002, General Re announced that the operations of GRS would be run-off in an orderly manner, which is expected to take several years to complete. GRS generated pre-tax losses of $12 million for the third quarter and $121 million in the first nine months of 2002, which includes charges for employee severance and other run-off related costs. During 2002, GRS also incurred trading losses in restructuring certain positions in connection with the run-off, with the objective of reducing the number of trading positions and related risks. Additional losses will likely be incurred in future periods as additional restructuring transactions take place. GRS produced a $17 million pre-tax operating loss during the first nine months of 2001.

     Flight services revenues for the third quarter of 2002 declined 3.0% and for the first nine months increased 6.0% from the comparable periods in 2001. Berkshire’s flight services operations have been negatively affected by the September 11th terrorist activity and the slowing U.S. economy. On a year to date basis, revenues of NetJets increased 13.6% and revenues of FlightSafety declined 14.2%. The decline in earnings for the third quarter and first nine months of 2002 from the corresponding 2001 periods was primarily due to the aforementioned revenue declines at FlightSafety. NetJets continues to operate unprofitably with losses from Europe exceeding the small profit generated by U.S. operations.

     For the third quarter and first nine months of 2002, Shaw achieved volume-driven sales growth in the hard surface and residential carpet product lines. Sales of commercial flooring products continue to lag, however, as a result of lower capital spending by commercial customers. Pre-tax income growth in 2002 reflects increased revenue, coupled with comparatively lower manufacturing costs, which were driven by lower material costs and increased plant operating levels. Shaw management expects that generally overall favorable operating conditions will continue for the rest of 2002. In January 2002, Berkshire acquired the remaining shares of Shaw that were previously held by a group of investors that included Robert Shaw, CEO of Shaw, Julian Saul, President of Shaw, and other managers and former directors of Shaw.

     Berkshire’s other non-insurance businesses consist of the results of several smaller businesses, as well as income from investments in MidAmerican. Income from MidAmerican consists of Berkshire’s share of MidAmerican’s net income plus income earned from investments in MidAmerican’s 11% trust preferred securities. For the third quarter and first nine months of 2002, income from MidAmerican totaled $147 million and $326 million, respectively. In 2001, third quarter and first nine months earnings attributed to MidAmerican were $51 million and $136 million, respectively. The increase in income from MidAmerican in 2002 was primarily due to Berkshire’s additional investments during 2002, one-time gains recorded in the second quarter by MidAmerican and the elimination of goodwill amortization effective January 1, 2002. See Note 3 to the Interim Consolidated Financial Statements for additional information regarding Berkshire’s investments in MidAmerican. Otherwise, the increase in earnings of other businesses in 2002 was primarily attributed to newly-acquired businesses, Albecca Inc. on February 8, 2002, Fruit of the Loom, effective April 30, 2002 and Garan, effective September 4, 2002.

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

     Effective January 1, 2002, Berkshire ceased amortizing goodwill of previously acquired businesses in accordance with the provisions of SFAS No. 142. See Note 11 for additional information related to this new accounting standard. Purchase-accounting adjustments for the third quarter and first nine months of 2001 included $140 million and $422 million, respectively, of after-tax goodwill amortization. These amounts do not include Berkshire’s share of goodwill amortization related to its equity method investment in MidAmerican.

     Other purchase-accounting adjustments consist primarily of the amortization of the excess of market value over historical cost of fixed maturity investments held by certain businesses at their acquisition dates, primarily at General Re. Berkshire includes such excess in the cost of the investments and subsequently amortizes it over the estimated remaining lives of the investments.

     Realized Investment Gain/Loss

     Realized investment gain/loss has been a recurring element in Berkshire’s net earnings for many years. Such amounts — recorded when investments (1) are sold; (2) other-than-temporarily impaired; and (3) marked-to-market with a corresponding gain or loss included in earnings — may fluctuate significantly from period to period, resulting in a meaningful effect on reported net earnings. The Consolidated Statements of Earnings include after-tax realized investment gains of $27 million and $216 million for the third quarter of 2002 and 2001, respectively. For the first nine months, after-tax realized investment gains totaled $138 million in 2002 and $780 million in 2001.

Financial Condition

     Berkshire’s balance sheet continues to reflect significant liquidity and a strong capital base. Consolidated shareholders’ equity at September 30, 2002 totaled $62.6 billion. Consolidated cash and invested assets, excluding assets of finance and financial products businesses, totaled approximately $77.1 billion at September 30, 2002 and $72.5 billion at December 31, 2001. During the first nine months of 2002, Berkshire deployed about $2.9 billion in internally generated cash for business acquisitions, including $1.7 billion of additional investments in MidAmerican Energy.

     Berkshire’s consolidated borrowings under investment agreements and other debt, excluding borrowings of finance businesses, totaled $4.3 billion at September 30, 2002 and $3.5 billion at December 31, 2001. The increase in borrowings during the first nine months of 2002 relates to pre-acquisition debt of Albecca Inc., which was acquired in February 2002, Berkshire’s issuance of the SQUARZ securities in May 2002 and a net increase of $183 million of borrowings under investment agreements. Albecca’s outstanding borrowings at September 30, 2002 primarily consist of $135 million 10.75% senior subordinated notes, due in August 2008. The notes are redeemable beginning in August 2003 and it is Berkshire’s intention to redeem the notes at that time. The SQUARZ securities consist of $400 million par amount of senior notes due in November 2007 together with warrants to purchase Berkshire Class A or Class B common stock, which expire in May 2007. A warrant premium is payable to Berkshire at an annual rate of 3.75% and interest is payable to note holders at a rate of 3.00%.

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

     Berkshire remains contingently liable for the borrowings of Berkadia LLC through a primary guaranty of 90% of its debt and a secondary guaranty of the remaining 10% of Berkadia’s borrowings through Fleet Bank. At September 30, 2002, Berkadia’s unpaid loan balance was $2.4 billion.

     Assets of the finance and financial products businesses totaled $35.5 billion at September 30, 2002 and $41.6 billion at December 31, 2001. The overall decline reflects a decline in assets of GRS, which commenced running-off its operations earlier in 2002, lower investments at BH Finance LLC and $2.5 billion in repayments of Berkadia’s loan receivable from FINOVA.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition (Continued)

     Notes payable and other borrowings of Berkshire’s finance and financial products businesses totaled $4.7 billion at September 30, 2002 and $9.0 billion at December 31, 2001. These balances include Berkadia’s outstanding term loan of $2.4 billion at September 30, 2002 and $4.9 billion at December 31, 2001. The remaining decrease in finance business borrowings relates to decreases in notes payable and commercial paper borrowings by GRS.

     Berkshire believes that it currently maintains sufficient liquidity to cover its existing requirements and provide for contingent liquidity needs.

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

     Berkshire uses a variety of techniques to establish the liabilities for unpaid claims recorded at the balance sheet date. While techniques may vary, each employs significant judgments and assumptions. Techniques may involve detailed statistical analysis of past claim reporting, settlement activity, claim frequency and severity data when sufficient information exists to lend statistical credibility to the analysis. The analysis may be based upon internal loss experience, the experience of clients or industry experience. Techniques may vary depending on the type of claim being estimated. More judgmental techniques are used in lines of business when statistical data is insufficient or unavailable. Liabilities may also reflect implicit or explicit assumptions regarding the potential effects of future economic and social inflation, judicial decisions, law changes, and recent trends in such factors.

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

     Berkshire’s Consolidated Balance Sheet includes estimated liabilities for unpaid losses from property and casualty insurance and reinsurance contracts of $42.6 billion and reinsurance receivables of $2.7 billion at September 30, 2002. Due to the inherent uncertainties in the process of establishing these amounts, the actual ultimate claims amounts will differ from the currently recorded amounts. A small percentage change in estimates of this magnitude will result in a material effect on reported earnings. For instance, a 5% increase in the September 30, 2002 net estimate would produce a $2.0 billion charge to pre-tax earnings. Future effects from changes in these estimates will be recorded as a component of losses incurred in the period of the change.

     Berkshire records deferred charges as assets on its balance sheet with respect to liabilities assumed under retroactive reinsurance contracts. At the inception of these contracts the deferred charges represent the difference between the consideration received and the estimated ultimate liability for unpaid losses. The deferred charges are amortized as a component of losses incurred using the interest method over an estimate of the ultimate claim payment period. The deferred charge balance may be adjusted periodically to reflect new projections of the amount and timing of loss payments. Adjustments to these assumptions are applied retrospectively from the inception of the contract. Unamortized deferred charges totaled $3.2 billion at September 30, 2002. Significant changes in either the timing or ultimate amount of loss payments may have a significant effect on unamortized deferred charges and the amount of periodic amortization.

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

     Berkshire’s Consolidated Balance Sheet as of September 30, 2002 includes goodwill of acquired businesses of approximately $22.3 billion. These amounts have been recorded as a result of Berkshire’s numerous prior business acquisitions accounted for under the purchase method. Prior to 2002, goodwill from each acquisition was generally amortized as a charge to earnings over periods not exceeding 40 years. Under SFAS No. 142, which was adopted by Berkshire as of January 1, 2002, periodic amortization ceased, in favor of an impairment-only accounting model.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Reference is made to Berkshire’s most recently issued Annual Report and in particular the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. As of September 30, 2002, there have been no material changes in the market risks described in Berkshire’s most recently issued Annual Report.

Item 4. Controls and Procedures

     Within the 90 days prior to the date of filing this Quarterly Report on Form 10-Q, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Chairman (Chief Executive Officer) and the Vice President-Treasurer (Chief Financial Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chairman (Chief Executive Officer) and the Vice President -Treasurer (Chief Financial Officer) concluded that the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

Part II Other Information

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
99.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

b. Report on Form 8-K

     Item 9. Regulation FD Disclosure. Report filed on August 13, 2002, as exhibits, contained copies of sworn statements of each principal officer pursuant to Securities and Exchange Commission Order No. 4-460. In addition, the Report contained, as exhibits, copies of certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC. (Registrant)

Date November 13, 2002	/s/ Marc D. Hamburg (Signature) Marc D. Hamburg, Vice President and Principal Financial Officer

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

CERTIFICATION

I, Warren E. Buffett, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Berkshire Hathaway Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Warren E. Buffett Chairman — Principal Executive Officer

CERTIFICATION

I, Marc D. Hamburg, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Berkshire Hathaway Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Marc D. Hamburg Vice President — Principal Financial Officer