Form 10-K
period 2002-12-31
BERKSHIRE HATHAWAY INC
filed 2003-03-27
CIK 1067983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file number 001-14905

BERKSHIRE HATHAWAY INC.

(Exact name of Registrant as specified in its charter)

Delaware	47-0813844

State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification number)

1440 Kiewit Plaza, Omaha, Nebraska	68131

(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code (402) 346-1400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Class A Common Stock, $5.00 Par Value	New York Stock Exchange

Class B Common Stock, $0.1667 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for the past 90 days. Yes  ☒ No  ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒ No  ☐

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 28, 2002 $67,107,790,698*

Indicate number of shares outstanding of each of the Registrant’s classes of common stock:

March 5, 2003 — Class A Common Stock, $5 par value	1,309,423 shares
March 5, 2003 — Class B Common Stock, $0.1667 par value	6,763,493 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated In

Proxy Statement for Registrant’s
Annual Meeting to be held May 3, 2003	Part III

*	This aggregate value is computed at the last sale price of the common stock on June 28, 2002. It does not include the value of Class A Common Stock (530,037 shares) and Class B Common Stock (437 shares) held by Directors and Executive Officers of the Registrant and members of their immediate families, some of whom may not constitute “affiliates” for purpose of the Securities Exchange Act of 1934.

Part I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Part II
Item 5. Market for Registrant’s Common Stock and Related Security Holder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
INDEPENDENT AUDITORS’ REPORT
Item 8. Financial Statements and Supplementary Data
BERKSHIRE HATHAWAY INC. and Subsidiaries CONSOLIDATED BALANCE SHEETS
BERKSHIRE HATHAWAY INC. and Subsidiaries CONSOLIDATED BALANCE SHEETS
BERKSHIRE HATHAWAY INC. and Subsidiaries CONSOLIDATED STATEMENTS OF EARNINGS
BERKSHIRE HATHAWAY INC. and Subsidiaries CONSOLIDATED STATEMENTS OF CASH FLOWS
BERKSHIRE HATHAWAY INC. and Subsidiaries CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
BERKSHIRE HATHAWAY INC. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Part III
Part IV
Item 14. Controls and Procedures
Item 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K
SIGNATURES
FORM 10-K
Fiscal year ended December 31, 2002
Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
FORM 10-K
Fiscal year ended December 31, 2002
CERTIFICATION
INDEPENDENT AUDITORS’ REPORT ON SCHEDULE
BERKSHIRE HATHAWAY INC. (Parent Company)
Condensed Financial Information
BERKSHIRE HATHAWAY INC. (Parent Company) Condensed Financial Information
EXHIBIT INDEX
EXHIBIT 12
EXHIBIT 21
EXHIBIT 23
EXHIBIT 99.1
EXHIBIT 99.2

Part I

Item 1. Business

     Berkshire Hathaway Inc. (“Berkshire,” “Company” or “Registrant”) is a holding company owning subsidiaries engaged in a number of diverse business activities. The most important of these are insurance businesses conducted on both a primary basis and a reinsurance basis. Berkshire also owns and operates a number of other businesses engaged in a variety of activities, as identified herein.

     Operating decisions for the various Berkshire businesses are made by managers of the business units. Investment decisions and all other capital allocation decisions are made for Berkshire and its subsidiaries by Warren E. Buffett, in consultation with Charles T. Munger. Mr. Buffett is Chairman and Mr. Munger is Vice Chairman of Berkshire’s Board of Directors.

Insurance and Reinsurance Businesses

     Berkshire’s insurance and reinsurance business activities are conducted through more than 50 domestic and foreign-based insurance companies. Berkshire’s insurance businesses provide insurance and reinsurance of property and casualty risks primarily in the United States. In addition, as a result of the General Re acquisition in December 1998, Berkshire’s insurance businesses also include worldwide life, accident and health reinsurers, as well as internationally-based property and casualty reinsurers.

     In primary (or direct) insurance activities, the insurer assumes the risk of loss from persons or organizations that are directly subject to the risks. Such risks may relate to property, casualty (or liability), life, accident, health, financial or other perils that may arise from an insurable event. In reinsurance activities, the reinsurer assumes defined portions of risks that other primary insurers or reinsurers have assumed in their own insuring activities.

     Reinsurance contracts are normally classified as treaty or facultative contracts. Treaty reinsurance refers to automatic reinsurance coverage for all or a portion of a specified class of risks ceded by the primary insurer, while facultative reinsurance involves coverage of specific individual risks. Coverage of risks assumed under reinsurance contracts may be classified as quota-share or excess. Under quota-share (proportional or pro-rata) reinsurance, the reinsurer shares proportionally in the original premiums, losses, and expenses of the primary insurer or reinsurer. Excess (or non-proportional) reinsurance provides for the indemnification of the primary insurer or reinsurer for all or a portion of the loss in excess of an agreed upon amount or “retention.” Both quota-share and excess reinsurance may provide for aggregate limits of indemnification.

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

     Insurers and reinsurers based in the United States are subject to regulation by their states of domicile and by those states in which they are licensed. The primary focus of regulation is to assure that insurers are financially solvent and that policyholder interests are otherwise protected. States establish minimum capital levels for insurance companies and establish guidelines for permissible business and investment activities. States have the authority to suspend or revoke a company’s authority to do business, as conditions warrant. States regulate the payment of dividends by insurance companies to their shareholders. Dividends of extraordinary amounts are subject to prior regulatory approval.

     Insurers may market, sell and service insurance policies in the states that they are licensed. These insurers are referred to as admitted insurers. Admitted insurers are, among other things, generally required to obtain regulatory approval of policy forms issued and premium rates charged. Non-admitted insurance markets have developed to provide insurance that is otherwise unavailable from the admitted insurance markets for a state. Non-admitted insurance, often referred to as “excess and surplus” lines, is procured by state-licensed surplus lines brokers who place risks with insurers not licensed in that state. Non-admitted insurance is subject to considerably less regulation with respect to policy rates and forms. Reinsurers are normally not required to obtain approval of premium rates and policy forms.

     The insurance regulators of every state participate in the National Association of Insurance Commissioners (“NAIC”). The NAIC adopts forms, instructions and accounting procedures for use by U.S. insurers and reinsurers in preparing and filing annual statutory financial statements. However, an insurer’s state of domicile has ultimate authority over these matters.

Item 1. Business

Insurance and Reinsurance Businesses (Continued)

     Effective January 1, 2001, several new Statutory Accounting Principles (“SAP”) were adopted in connection with the NAIC codification project, which was intended to bring greater uniformity in accounting practices throughout the United States. The amount of Berkshire’s aggregate reported regulatory capital, also known as statutory surplus, declined due to the new requirement under SAP to record deferred income taxes, including tax liabilities on unrealized appreciation of investments. Previously, such liabilities were not recognized under SAP. As a result of the adoption of the new statutory accounting principles, the aggregate statutory surplus declined by about $8.0 billion.

     Berkshire’s insurance companies maintain capital strength at exceptionally high levels. This strength differentiates Berkshire’s insurance companies from their competitors. Collectively, the aggregate statutory surplus of Berkshire’s U.S. based insurers was approximately $28.4 billion at December 31, 2002. All of Berkshire’s major insurance subsidiaries are rated AAA by Standard & Poor’s Corporation, the highest Financial Strength Rating assigned by Standard & Poor’s, and are rated A++ (superior) by A.M. Best with respect to their financial condition and operating performance.

     In addition to its activities relating to the annual statement and SAP, the NAIC develops or adopts model laws, regulations and programs for use by its members. Such matters deal with regulatory oversight of solvency, compliance with financial regulation standards, and risk-based capital reporting requirements.

     The insurance industry and Berkshire’s reinsurers experienced severe losses from the September 11, 2001 terrorist attack. On November 26, 2002, President Bush signed into law the Terrorism Risk Insurance Act of 2002 (commonly referred to as “TRIA”), which established within the Department of the Treasury a Terrorism Insurance Program (“Program”) for commercial property and casualty insurers by providing Federal reinsurance of insured terrorism losses. Under TRIA, the Department of the Treasury is charged with certifying “acts of terrorism” as having been a terrorist act undertaken on behalf of a foreign person or interest which resulted in an insured loss in excess of $5 million. To be eligible for Federal reinsurance, insurers must make available insurance coverage for acts of terrorism, by providing policyholders with clear and conspicuous notice of the amount of premium that will be charged for this coverage and of the Federal share of any insured losses resulting from any act of terrorism. Assumed reinsurance is specifically excluded from TRIA participation. Thus, terrorism exclusions that were contained within reinsurance contracts remained in effect. Reinsurers are not required to offer terrorism coverage and are not eligible for Federal reinsurance of terrorism losses.

     In the event of a certified act of terrorism, the Federal government will reimburse insurers (conditioned on their satisfaction of policyholder notification requirements) for 90% of their insured losses in excess of a company deductible. The company’s deductible is calculated based on the direct earned premium for relevant commercial lines written by the insurer’s entire insurance group. For 2003, the company deductible is 7% of the insurance group earned premium, which rises to 10% in 2004 and then to 15% in 2005, assuming the Program is extended for a third year by the Treasury Secretary. Berkshire’s deductible for 2003 is expected to approximate $130 million. There is also an annual cap on the Federal share in the amount of $100 billion for each Program year, and insurers are free to exclude their liability for terrorism losses in excess of this amount.

     In general, regulation of the reinsurance industry outside of the United States is subject to the differing laws and regulations of each country in which the reinsurer has operations or writes premiums. Some jurisdictions, such as the United Kingdom, impose complex regulatory requirements on reinsurance businesses, while other jurisdictions, such as Germany, impose fewer requirements. Local reinsurance business conducted by General Re’s subsidiaries in some countries requires licenses issued by governmental authorities. These licenses may be subject to modification, suspension or revocation dependent on such factors as amount and types of reserves and minimum capital and solvency tests. The violation of regulatory requirements may result in fines, censures and/or criminal sanctions in various jurisdictions.

     Berkshire’s insurance and reinsurance operations are not significantly affected by seasonal variances. However, periodic underwriting results from Berkshire’s property/casualty insurance and reinsurance operations can be volatile. Underwriting results can be significantly affected by the timing and magnitude of catastrophe losses incurred as well as changes in estimates of reserves for property and casualty losses.

     Insurance underwriting operations are comprised of the following sub-groups: (1) GEICO and its subsidiaries, (2) General Re and its subsidiaries, (3) Berkshire Hathaway Reinsurance Group, and (4) Berkshire Hathaway Primary Group. Additional information related to each of these four underwriting units follows.

Item 1. Business

Insurance and Reinsurance Businesses (Continued)

     GEICO — Berkshire acquired GEICO in January 1996. GEICO is headquartered in Chevy Chase, Maryland and its principal insurance subsidiaries include: Government Employees Insurance Company, GEICO General Insurance Company, GEICO Indemnity Company, and GEICO Casualty Company. Over the past five years, these companies have offered primarily private passenger automobile insurance to individuals in 48 states and the District of Columbia. The subsidiaries market their policies primarily through direct response methods, in which applications for insurance are submitted directly to the companies by telephone, through the mail, or via the Internet.

     For several years through 2000, premium volume grew as a result of significantly higher advertising expenditures and competitive premium rates. In response to underwriting losses in 2000, GEICO increased premium rates and tightened underwriting standards. In addition, GEICO reduced advertising expenditures in 2001 as such expenditures were not effectively producing in-force policy growth. Consequently, new business sales declined significantly and policies-in-force declined slightly in 2001. In 2002, aided by recent rate increases taken by competitors, new business sales and policies-in-force increased over the prior year. GEICO is currently the sixth largest auto insurer, in terms of premium volume, in the United States.

     Seasonal variations in GEICO’s insurance business are not significant. However, extraordinary weather conditions or other factors may have a significant effect upon the frequency or severity of automobile claims.

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

     Private passenger auto insurance is stringently regulated by state insurance departments. As a result, it is difficult for insurance companies to differentiate their products to consumers. Competition for preferred-risk private passenger automobile insurance, which is substantial, tends to focus on price and level of customer service provided, whereas price tends to be the primary focus for other risks. GEICO places great emphasis on customer satisfaction. GEICO’s cost efficient direct response marketing methods and emphasis on customer satisfaction enable it to offer competitive rates and value to customers.

     Management believes that the name and reputation of GEICO is a material asset and protects its name and other service marks through appropriate registrations.

     General Re — Berkshire acquired General Re on December 21, 1998. General Re was established in 1980 to serve as the holding company of General Reinsurance Corporation (“GRC”) and its affiliates. General Re affiliates include Kölnische Rückversicherungs — Gesellschaft AG (“Cologne Re”), a major international reinsurer based in Germany. General Re held an 89% economic interest in Cologne Re as of December 31, 2002.

     General Re subsidiaries currently conduct global reinsurance businesses in approximately 75 cities and provide reinsurance coverage worldwide. General Re operates three principal reinsurance businesses: North American property/casualty, international property/casualty, which consists of reinsuance business written principally through Cologne Re and the London market Faraday operations, and global life/health. General Re’s reinsurance operations are primarily based in Stamford, Connecticut and Cologne, Germany. General Re is one of the four largest reinsurers in the world based on net premiums written and capital.

North American Property/Casualty Reinsurance

     General Re’s North American property/casualty business is primarily treaty and facultative reinsurance that is marketed directly to clients located throughout the United States and Canada without involving a broker or intermediary. The North American property/casualty businesses underwrite predominantly excess coverages. The operations are headquartered in Stamford, Connecticut, and are also conducted through 19 branch offices. The businesses are domiciled in Delaware and licensed in the District of Columbia and all states but Hawaii, where they are accredited reinsurers.

Item 1. Business

Insurance and Reinsurance Businesses (Continued)

General Re (Continued)

North American Property/Casualty Reinsurance (continued)

     Casualty reinsurance represented approximately 58% of North American property/casualty net premiums written in 2002 and property reinsurance represented approximately 32%. North American property/casualty business also includes a few smaller specialty insurers. These businesses, domiciled in Connecticut, North Dakota and Ohio, underwrite primarily liability and workers’ compensation coverages on an excess and surplus basis. Also, they underwrite excess insurance for self-insured programs. These businesses together represented approximately 10% of General Re’s North American property/casualty net premiums written in 2002.

     International Property/Casualty Reinsurance

     In total, General Re operates its international property/casualty reinsurance business in 31 countries and provides reinsurance coverage worldwide. In 2002, the international property/casualty operations principally wrote reinsurance in the form of treaties with lesser amounts written on a facultative basis. Approximately 65% of international property/casualty reinsurance is written on a direct basis. At the end of 1998, General Re acquired D.P. Mann Holdings Limited, which was subsequently renamed Faraday Holdings Limited (“Faraday”). International London-market business is primarily written through Faraday, which owns both the managing agent of Syndicate 435 at Lloyd’s of London and DP Mann Corporate Name Limited, which provides capacity and participates in the results of Syndicate 435. Through Faraday, General Re’s participation in Syndicate 435 was 97% in 2002 and will increase to 100% in 2003.

     In 2002, approximately 48% of international premiums written related to quota-share coverages and 52% were excess coverages. Property premiums written were approximately 58% of total international property/casualty premiums and casualty premiums were approximately 42%. Approximately 67% of international property/casualty written premiums are attributed to Germany and Western Europe.

     Global Life/Health Reinsurance

     This business includes the North American and international life/health operations of Cologne Re. In 2002, approximately 61% of life/health net premiums were written in the United States, 22% were written in Western Europe, and the remaining 17% were written throughout the rest of the world. The life/health operations provide individual life, group life, group health, long-term care, individual health and finite risk reinsurance. Most of the life reinsurance is written on a proportional treaty basis, with smaller amounts written on a facultative basis, while health business is predominantly written on an excess treaty basis. The life/health business is marketed primarily on a direct basis with the exception of group health, which is marketed primarily through brokers.

     Berkshire Hathaway Reinsurance Group — The Berkshire Hathaway Reinsurance Group (“BHRG”) operates from offices located in Stamford, Connecticut. BHRG provides principally excess and quota-share reinsurance to other property and casualty insurers and reinsurers. Minimal organizational, but huge financial resources are currently devoted to this business. The level of BHRG’s underwriting activities can fluctuate significantly from year to year depending on the perceived level of price adequacy in the various insurance and reinsurance markets. Also, BHRG’s mix of business may change rapidly as a result of quickly entering or exiting markets when pricing is deemed adequate or inadequate.

     For many years BHRG has written a considerable number of catastrophe excess contracts. In 2002 BHRG also wrote a large volume of individual policies for primarily excess property risks on both a primary and facultative reinsurance basis. A catastrophe excess policy provides protection to the counterparty from the accumulation of primarily property losses arising from a single loss event or series of events. These policies may provide significant amounts of indemnification per contract and a single loss event may produce losses under a number of contracts.

     BHRG does not generally cede any of the risks assumed under catastrophe excess reinsurance contracts, due to perceived uncertainties in recovering amounts from other reinsurers that are financially weaker. As a result, the catastrophe excess reinsurance business can produce extreme volatility in periodic underwriting results. Accounting consequences, however, do not influence decisions of Berkshire’s management with respect to this or any other business. This factor along with the extraordinary financial strength of BHRG, are believed to be the primary reasons why BHRG has become a major provider of such coverages.

Item 1. Business

Insurance and Reinsurance Businesses (Continued)

Berkshire Hathaway Reinsurance Group (Continued)

     For several years prior to the second half of 2001, the amount of capital (i.e. capacity) devoted to the catastrophe excess reinsurance business by the industry had increased as a result of additional capital raised by newly-formed entities and the introduction in the financial markets of new types of catastrophe risk management products. The effect of such increased insuring capacity had been a reduction in opportunities to write this business at acceptable prices. In the latter part of 2001, the prices for property coverages increased. As a result, BHRG has written a significant amount of business since that time, including excess catastrophe reinsurance, and primary insurance and facultative reinsurance of large individual property risks. As overall pricing in the insurance and reinsurance markets improved during 2002 and industry insuring capacity in certain markets became scarce, BHRG wrote a number of quota-share contracts covering property and casualty risks of U.S. insurers as well as several quota-share arrangements for Lloyd’s syndicates. Despite the increased level of new business written in 2002, the level of future rate adequacy and industry capacity subsequent to December 31, 2002 in certain markets is uncertain, thus the level of acceptances of such business in the future is uncertain.

     BHRG has entered into several retroactive reinsurance contracts over the past five years. Coverage under such contracts is usually provided on an excess basis and amounts of indemnification are subject to an aggregate limit, which is usually substantial. Retroactive reinsurance contracts afford protection to ceding companies against the adverse development of claims arising under policies issued in prior years. Significant amounts of environmental and latent injury claims may arise under the contracts.

     In BHRG’s non-catastrophe reinsurance business, the concept of time-value-of-money is often an important element in establishing prices and contract terms, since the payment of losses under the insurance contracts are often expected to occur over lengthy periods of time. Losses payable under the contracts are normally expected to exceed premiums and therefore, produce underwriting losses. This business is accepted, in part, because of the large amounts of policyholder funds (“float”) generated for investment, the economic benefit of which will occur through investment income in future periods.

     Berkshire Hathaway Primary Group — The Berkshire Hathaway Primary Group is a collection of smaller primary insurance operations that provide a wide variety of insurance coverages to insureds principally in the United States. National Indemnity Company and certain affiliates underwrite motor vehicle and general liability insurance to commercial enterprises. This business is written nationwide primarily through insurance agents and brokers and is based in Omaha, Nebraska.

     Other insurance operations include several companies referred to as the “Homestate Companies,” based in Colorado and Nebraska and with branch offices in several other states, which market various commercial coverages for standard risks to insureds in their state of domicile and an increasing number of other states. Also included is Central States Indemnity Company of Omaha located in Omaha, Nebraska, which provides credit and income protection insurance marketed primarily through credit card issuers and utility providers nationwide and Kansas Bankers Surety (“KBS”) Company. Based in Kansas, KBS is an insurer of primarily crime, fidelity, errors and omissions, officers and directors liability and related insurance coverages directed toward small and medium-sized banks throughout the Midwest United States.

     In 2000, Berkshire acquired U.S. Investment Corporation (“USIC”). USIC, through its three subsidiaries, is a specialty insurer that underwrites commercial, professional and personal lines of insurance on an admitted and excess and surplus basis. Policies are marketed in all 50 states and the District of Columbia. USIC companies currently underwrite and market over 50 distinct specialty insurance products.

Property and casualty loss reserves

     Berkshire’s property and casualty insurance companies establish reserves for the estimated unpaid losses and loss expenses with respect to claims occurring on or before the balance sheet date. Such estimates include provisions for reported claims, or case estimates, provisions for incurred-but-not-reported (“IBNR”) claims and legal and administrative costs to settle claims.

     The estimates of unpaid losses and amounts recoverable under reinsurance are continually reviewed using a variety of statistical and analytical techniques. Reserve estimates are based upon past claims experience, currently known factors and trends and estimates of future claim trends. Implicit in the factors considered in establishing ultimate claim amounts are the effects of including social, legal and economic inflation. Irrespective of the techniques used, estimation error is inherent in the process of establishing unpaid loss reserves as of any given date. Uncertainties in projecting ultimate claim amounts are enhanced by the time lag between when a claim actually occurs and when it becomes reported and settled. This time lag is referred to as the “claim-tail.”

Item 1. Business

Insurance and Reinsurance Businesses (Continued)

Property and casualty loss reserves (Continued)

     The claim-tail for most property coverages is expected to be relatively short. The claim-tail for liability coverages, such as product liability and workers’ compensation, can be especially long as claims are often reported years after the occurrence. The claim-tail for reinsurers is further extended because claims are first reported through one or more intermediary primary insurers or reinsurers. Liabilities assumed under retroactive reinsurance contracts are often expected to have an especially long-tail, as a significant portion of the claims are expected to derive from asbestos, environmental and other latent injury perils. These policies contain aggregate limits of indemnification, so the risks of additional claims under the contracts are limited.

     Berkshire attempts to be reasonably conservative in establishing claim reserves. However, for the reasons previously discussed, the amounts of the reserves established as of a given balance sheet date and the subsequent actual losses and loss expenses paid will likely differ, perhaps by a material amount. There is no guaranty that the recorded reserves will prove to be adequate. Changes in unpaid loss estimates arising from the review process are charged or credited, as applicable, to earnings in the period of the change.

     Through 1998, Berkshire’s insurers ceded relatively minor amounts of risk to other reinsurers. As a result of Berkshire’s acquisition of General Re at the end of 1998, larger amounts of risk were ceded to other reinsurers. Reinsurance does not relieve the ceding company of its obligation to indemnify policyholders for claims arising under its policies.

     Berkshire discounts structured settlement reinsurance liabilities at market rates prevailing at the contract inception date. Such liabilities are characterized as being fixed and determinable in both amount and duration at the contract inception date. Certain North American workers’ compensation loss reserves of General Re are being discounted for both statutory and GAAP reporting purposes at an interest rate of 4.5 percent per annum. The amortization of the discount is included as a component of insurance losses and loss adjustment expenses in periodic operating results.

     In addition, incurred losses from property and casualty reinsurance include amortization of deferred charges established on retroactive reinsurance contracts. At inception of these contracts, unpaid losses are recorded at the estimated ultimate payment amount. However, a deferred charge asset is also recorded at the inception of the contract. The liabilities, net of deferred charges established, are recorded as losses incurred. The deferred charges are subsequently amortized over the expected claim payment period, with such charges recorded as a component of insurance losses and loss adjustment expenses.

     The table which follows presents the development of Berkshire’s consolidated net unpaid losses for property/casualty contracts from 1992 through 2002. Data in the table related to acquired businesses is included from the acquisition date forward. Most significantly, GEICO (acquired January 2, 1996) is included as of December 31, 1995 and General Re (acquired December 21, 1998) is included as of December 31, 1998.

     The first section of the table reconciles the estimated liability for unpaid losses and loss adjustment expenses recorded at the balance sheet date for each of the indicated years. The net liability represents the estimated amount of claims and claim expenses, including IBNR, outstanding as of the balance sheet date, reduced by estimates of amounts recoverable under ceded reinsurance, deferred charges on retroactive reinsurance contracts, and reserve discounts.

     The next section of the table shows the re-estimated amount of the previously recorded net liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as losses are paid and more information becomes known about the frequency and severity of unpaid claims. The line labeled “cumulative deficiency (redundancy)” represents the aggregate change in the initial estimates from the original balance sheet date through December 31, 2002. These amounts have been reported in earnings over time as a component of losses and loss adjustment expenses. The redundancies or deficiencies shown in each column should be viewed independently of the other columns, because such adjustments made in earlier years may also be included as a component of the adjustments in the more recent years. To avoid misstating the cumulative redundancies or deficiencies, liabilities assumed under retroactive reinsurance contracts are treated as occurrences in the year the transaction was entered into, as opposed to when the underlying losses actually occurred, which is, by definition, generally prior to the contract date. Due to the significance of the deferred charges and reserve discounts, the cumulative changes in such balances, which are included in the cumulative deficiency/redundancy amounts, are also provided.

Item 1. Business

Insurance and Reinsurance Businesses (Continued)

Property and casualty loss reserves (Continued)

     The bottom part of the table shows the cumulative amount of net losses and loss adjustment expenses paid with respect to recorded net liabilities as of the end of each succeeding year. While the information in the table provides a historical perspective on the adequacy of unpaid losses and loss adjustment expenses established in previous years, readers are cautioned against extrapolating redundancies or deficiencies of the past on current unpaid loss balances. Berkshire management believes that the reserves established as of the end of 2002 are adequate. However, due to the inherent uncertainties in the reserving process, it cannot be assured that such balances will ultimately prove to be adequate. Dollar amounts are in millions.

		1992	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002

Unpaid losses per Consolidated Balance Sheet		$3,219	$3,156	$3,430	$5,911	$6,275	$6,851	$23,012	$26,803	$33,022	$40,716	$43,925
Reserve discounts		551	611	607	592	591	584	2,240	2,217	2,214	2,653	2,974

Unpaid losses before discounts		3,770	3,767	4,037	6,503	6,866	7,435	25,252	29,020	35,236	43,369	46,899
Ceded reserves		(173)	(132)	(133)	(255)	(248)	(274)	(2,167)	(2,331)	(2,997)	(2,957)	(2,623)

Net unpaid losses		3,597	3,635	3,904	6,248	6,618	7,161	23,085	26,689	32,239	40,412	44,276
Reserve discounts		(551)	(611)	(607)	(592)	(591)	(584)	(2,240)	(2,217)	(2,214)	(2,653)	(2,974)
Deferred charges		(482)	(466)	(441)	(390)	(338)	(480)	(560)	(1,518)	(2,593)	(3,232)	(3,379)

Net unpaid losses, net of discounts/ deferred charges		$2,564	$2,558	$2,856	$5,266	$5,689	$6,097	$20,285	$22,954	$27,432	$34,527	$37,923

Liability re-estimated:	1 year later	2,575	2,618	2,912	5,176	5,558	5,902	19,889	22,459	28,736	36,457
	2 years later	2,597	2,658	2,976	5,158	5,471	5,786	18,374	23,062	30,848
	3 years later	2,640	2,702	2,976	5,133	5,361	5,647	18,720	24,325
	4 years later	2,688	2,720	2,997	5,086	5,256	5,568	20,019
	5 years later	2,724	2,744	2,977	5,012	5,203	5,593
	6 years later	2,747	2,708	2,955	4,965	5,230
	7 years later	2,708	2,710	2,945	5,004
	8 years later	2,711	2,700	2,975
	9 years later	2,698	2,735
	10 years later	2,732
Cumulative deficiency (redundancy)		168	177	119	(262)	(459)	(504)	(266)	1,371	3,416	1,930
Cumulative foreign exchange effect								504	390	(538)	(377)

Net deficiency (redundancy)		$168	$177	$119	$(262)	$(459)	$(504)	$238	$1,761	$2,878	$1,553

Cumulative payments:	1 year later	$410	$216	$246	$1,194	$1,410	$1,834	$4,532	$5,890	$5,366	$6,666
	2 years later	555	388	499	1,966	2,427	2,509	7,684	8,367	8,771
	3 years later	691	586	862	2,808	2,963	3,441	9,486	9,981
	4 years later	876	901	1,419	3,229	3,508	3,632	9,751
	5 years later	1,171	1,240	1,591	3,474	3,614	3,736
	6 years later	1,314	1,365	1,785	3,534	3,681
	7 years later	1,422	1,549	1,831	3,577
	8 years later	1,604	1,589	1,859
	9 years later	1,638	1,618
	10 years later	1,663
Net deficiency (redundancy) above		$168	$177	$119	$(262)	$(459)	$(504)	$238	$1,761	$2,878	$1,553
Deficiency from deferred charges and reserve discounts		539	517	474	406	337	427	480	246	181	148

(Redundancy) deficiency before deferred charges and reserve discounts		$(371)	$(340)	$(355)	$(668)	$(796)	$(931)	$(242)	$1,515	$2,697	$1,405

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

Item 1. Business

Insurance and Reinsurance Businesses (Continued)

     Investments — The levels of reinsurance assumed business in recent years, plus the acquisitions of GEICO and General Re, have produced an exceptional increase in the amount of “float” held by Berkshire’s insurance businesses. Float is an approximation of the amount of net policyholder funds available for investment. That term denotes the sum of unpaid losses and loss adjustment expenses, unearned premiums and other policyholder liabilities, less the aggregate amount of premium balances receivable, losses recoverable from reinsurance ceded, deferred policy acquisition costs, deferred charges on reinsurance contracts, and related deferred income taxes. The amount of float has grown from about $3.8 billion at the end of 1995 to about $41.2 billion at the end of 2002. Float increased by about $2.6 billion upon Berkshire’s acquisition of GEICO in 1996 and another $14.9 billion upon Berkshire’s acquisition of General Re in 1998. Since their respective acquisition dates, float of GEICO and General Re have increased. Also, float of BHRG has increased significantly over the past five years, largely due to retroactive reinsurance policies. The increases in the amounts of float plus the substantial amounts of shareholder capital devoted to insurance and reinsurance activities have generated meaningful increases in the levels of investments and investment income.

     Investment portfolios of insurance subsidiaries include equity ownership percentages of other publicly traded companies, which are primarily concentrated in relatively few companies. Investment portfolios of Berkshire’s insurance businesses also include large amounts of fixed income securities, which consist of obligations of the U.S. Government, U.S. states and municipalities, mortgage-backed securities issued primarily by the three major U.S. Government and Government-sponsored agencies, as well as obligations of foreign governments and corporate obligations. Investment portfolios are primarily directed by Berkshire’s corporate office.

Non-Insurance Businesses of Berkshire

     The Registrant’s numerous and diverse non-insurance businesses are described below.

     Apparel — Berkshire’s apparel businesses include manufacturers and distributors of a variety of clothing and footwear. Businesses engaged in the manufacture and distribution of clothing include Fruit of the Loom (“FOL”), Garan and Fechheimer Brothers. Berkshire’s footwear businesses include H.H. Brown Shoe Group and Justin Brands.

     On April 30, 2002 Berkshire acquired FOL’s basic apparel businesses, which prior to the acquisition date operated as debtors-in-possession pursuant to its Chapter 11 bankruptcy filing. Berkshire did not acquire FOL’s ultimate parent as well as certain other entities in the FOL group or assume any liabilities of the entities not acquired. FOL, headquartered in Bowling Green, Kentucky, is a vertically integrated manufacturer and distributor of basic apparel products sold principally under the Fruit of the Loom® and BVD® labels. FOL is a market leader in the men’s and boys’ underwear market, and is one of the branded market leaders in the women’s and girls’ underwear market. In addition FOL produces and sells undecorated T-shirts and fleecewear under its own labels in a variety of colors and styles. Products are distributed from FOL’s distribution centers to retailers, mass merchandisers and wholesalers in North America and Europe.

     As a vertically integrated manufacturer, FOL performs most of its own spinning, knitting, cloth finishing, cutting, sewing and packaging. For the North American market, the majority of capital-intensive spinning and cloth manufacturing operations are located in highly automated facilities in the United States with a portion of cloth manufacturing performed offshore. Labor-intensive sewing and finishing operations are located in lower labor cost facilities in Central America, Mexico, and the Caribbean. For the European market, capital-intensive manufacturing operations are performed in Ireland and Northern Ireland and sewing is performed in Morocco.

     Berkshire acquired Garan on September 4, 2002. Garan, based in New York City, designs, manufactures, and sells apparel primarily for children and to a lesser degree for men and women. Products are sold under private labels of its customers as well as its own trademarks, including Garanimals®. Over the past five years, the production of most of Garan’s products has moved outside of the United States to facilities primarily located in Central America. Substantially all of Garan’s products are sold through its distribution centers in the U.S. to major national chain stores, department stores, and specialty stores. Over 85% of Garan’s sales are to Wal-Mart.

     FOL’s and Garan’s markets are highly competitive, consisting of many domestic and foreign manufacturers and distributors. Competition is generally based upon price, product style, quality and customer service.

     Fechheimer Brothers manufactures, distributes, and sells uniforms, principally for the public safety markets, including police, fire, postal and military markets. Fechheimer was acquired by Berkshire in 1986 and is based in Cincinnati, Ohio.

Item 1. Business

Non-Insurance Businesses of Berkshire (Continued)

     Apparel (Continued)

     Justin Brands was acquired in August 2000 and H.H. Brown Shoe Group has been owned by Berkshire for more than the past five years. Collectively, Berkshire’s shoe businesses purchase or manufacture and distribute work and casual shoes (H.H. Brown Shoe Group) and western-style footwear (Justin Brands) under a number of brand names. A significant portion of the shoes produced by Berkshire’s shoe businesses is manufactured or purchased from sources outside the U.S. Over the past three years, a number of manufacturing facilities in the United States and Canada have been closed. Products are principally sold in the United States through a variety of channels including major retailers and department stores, footwear chains, specialty stores as well as through company-owned retail stores.

     Building Products - In August 2000, Berkshire entered the building products business with the acquisition of Acme Building Brands (“Acme”). Acme, headquartered in Fort Worth, Texas, manufactures and distributes clay bricks (Acme Brick), concrete block (Featherlite) and cut limestone (Texas Quarries). In addition, Acme distributes a number of other building products of other manufacturers, including glass block, brick, floor and wall tile and other masonry products. Acme also sells ceramic floor and wall tile, as well as marble, granite and other stones through its subsidiary, American Tile. Products are sold primarily in the Central and Southwest United States through company-operated sales offices. Acme distributes products primarily to homebuilders and masonry and general contractors.

     Acme operates 24 clay brick manufacturing facilities located in eight states, eight concrete block facilities in Texas and Louisiana, and one stone quarry fabrication facility in Texas. The demand for Acme’s products is seasonal, with higher sales in the warmer weather months, and is subject to the level of construction, which can be cyclical. Acme also owns and leases properties and mineral rights that supply raw materials used in many of its manufactured products.

     Berkshire acquired Benjamin Moore & Co. (“Benjamin Moore”) in December of 2000. Benjamin Moore, headquartered in Montvale, New Jersey, is a leading formulator, manufacturer and retailer of a broad range of primarily architectural coatings, available principally in the United States and Canada. Products include water-thinnable and solvent-thinnable general purpose coatings (paints, stains and clear finishes) for use by the general public, contractors and industrial and commercial users. Products are marketed under various registered brand names, including Regal®, Superspec®, Superhide® and Moorgard®.

     Benjamin Moore relies primarily on an independent dealer network for the distribution of its products. The network consists of over 3,200 retailers with over 4,100 storefronts in the United States and Canada. Benjamin Moore also owns and manages several multiple-outlet dealerships and stand-alone stores in various parts of the U.S. and Canada serving primarily contractors and general consumers. Included in the 4,100 storefronts at December 31, 2002 were 162 Benjamin Moore majority-owned stores positioned in the market as independent dealers that offer a broad array of products including Benjamin Moore brands and other competitor coatings, wallcoverings, window treatments and sundries.

     The architectural coatings industry is highly competitive and has historically been subject to intense price competition. It is estimated that there are approximately 500 coatings manufacturers in the United States, many of which are small companies, which compete regionally and locally. The top three companies in the industry, which includes Benjamin Moore positioned third, comprise about 50% of the total market.

     Berkshire acquired Johns Manville (“JM”) in February 2001. JM is a leading manufacturer of fiber glass wool insulation products for walls, attics and floors in homes and commercial buildings, as well as pipe, duct and equipment insulation products. JM is also the leading full-line supplier of roofing systems and components for low-slope commercial and industrial roofs in North America. In addition, JM manufactures nonwoven mats, fabrics and fibers used as reinforcements in building and industrial applications, and high efficiency air filtration media. Fiber glass is the basic material in a majority of JM’s products, although JM also manufactures a significant portion of its products with other materials to satisfy the broader needs of its customers. JM is headquartered in Denver, Colorado, and operates 47 manufacturing facilities in North America, Europe and China.

     JM sells its products through a wide variety of channels including contractors, distributors, retailers, manufacturers and fabricators. JM’s results of operations are affected by the levels of new and repair/remodel commercial and residential construction and are moderately seasonal due to increases in construction activity that typically occur in the second and third quarters of the calendar year.

Item 1. Business

Non-Insurance Businesses of Berkshire (Continued)

Building Products (Continued)

     JM has leading market positions in each of its businesses and typically competes with a few large national competitors and several smaller, regional competitors. JM’s products compete primarily on the basis of value, product differentiation and customization and breadth of product line.

     Berkshire acquired a 90% equity interest in MiTek Inc. (“MiTek”) in July 2001. MiTek is headquartered in Chesterfield, Missouri, and is the world’s leading supplier of engineered connector products, engineering software and services, and manufacturing machinery to the truss fabrication segment of the building components industry. Primary customers are truss fabricators who manufacture pre-fabricated roof and floor trusses and wall panels for the residential building market. MiTek also participates in the light commercial and institutional construction industry with all-steel framing products marketed under the Ultra-Span name.

     MiTek operates 16 manufacturing facilities located in 11 countries and 29 sales/engineering offices located in 19 countries. Products are sold to customers in approximately 80 countries, and MiTek’s business is subject to seasonal and cyclical changes in the overall housing industry.

     Finance and Financial Products - Berkshire’s finance and financial products businesses engage in a variety of finance related activities. BH Finance invests in fixed-income financial instruments, often on a leveraged basis, pursuant to proprietary strategies with the objective of earning above average returns. Management recognizes and accepts that losses may occur due to the nature of the investments acquired as well as the markets in general. In addition the level of investments held will vary over time depending on the magnitude and number of strategies employed. This business is conducted from Berkshire’s corporate headquarters.

     Gen Re Securities and affiliates (“GRS”) was acquired by Berkshire as part of the December 1998 acquisition of General Re. GRS has been a dealer in derivative products for over the past five years, offering a full line of interest rate, currency, and equity swap and option products, as well as structured finance products. In January 2002, a decision was made to commence a long-term run-off of GRS. The run-off is expected to occur over a period of several years, during which GRS will limit its new business to certain risk management transactions and will unwind its existing asset and liability positions in an orderly manner.

     Berkshire acquired XTRA in September 2001. XTRA, operationally based in St. Louis, Missouri and headquartered in Westport, Connecticut, is a leading global transportation equipment lessor with operations in the North American over-the-road, domestic intermodal and marine container markets. XTRA manages a diverse fleet of approximately 225,000 units, constituting a net investment of approximately $1.1 billion. The fleet includes over-the-road trailers, intermodal chassis and piggyback trailers, and domestic and marine containers.

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

     Berkshire’s other finance businesses include Berkshire Hathaway Credit Corporation (commercial real estate financing), Berkshire Hathaway Life Insurance (sales of annuity contracts), and Scott Fetzer Financial Group, Inc. (consumer receivable financing primarily in connection with sales of Kirby products).

     Flight Services - In 1996, Berkshire acquired FlightSafety International Inc. (“FSI”). FSI’s corporate headquarters is located at LaGuardia Airport in Flushing, New York. FSI engages primarily in the business of providing high technology training to operators of aircraft and ships. FSI’s training activities include: advanced pilot training in the operation of aircraft and air traffic control procedures; aircrew training for military and other government personnel; aircraft maintenance technician training; ab-initio (primary) pilot training to qualify individuals for private and commercial pilots’ licenses; and ship handling and related training services. FSI also develops classroom instructional systems and materials for use in its training business and for sale to others.

Item 1. Business

Non-Insurance Businesses of Berkshire (Continued)

Flight Services (Continued)

     A significant part of FSI’s training programs derives from the use of simulators, which incorporate computer-based technology to replicate the operation of particular aircraft or ocean-going vessels. Simulators reproduce, with a high degree of accuracy, certain sights, movements, and aircraft or vessel control responses experienced by the operator of the aircraft or ship. FSI utilizes approximately 261 training devices, including 219 civil aviation simulators. FSI’s training businesses are conducted primarily in the United States, with facilities located in 21 states. FSI also operates training facilities in Australia, Brazil, Canada, France and the United Kingdom. During 1997, FSI and The Boeing Company, a leading airplane manufacturer, established a joint venture to provide pilot and aircrew training for airline customers around the world. In October 2002, FSI’s ownership interest in the joint venture was redeemed by the joint venture.

     FSI also designs and manufactures full motion flight simulators, visual displays, and other training equipment for use in its training business and for sale to others. Manufacturing facilities are located in Oklahoma and Missouri.

     Berkshire acquired NetJets Inc. (“NJ” — formerly Executive Jet, Inc.), in 1998. NJ is the world’s leading provider of fractional ownership programs for general aviation aircraft. The fractional ownership of aircraft concept permits customers to acquire a specific percentage of a certain aircraft type and allows them to utilize the aircraft for a specified number of flight hours per annum. In addition, NJ provides management, ground support and flight operation services to customers after the sale. NJ’s revenues derive from both the sale of fractional interests as well as management and usage fees charged to clients in connection with flight operations.

     The fractional ownership concept is designed to meet the needs of customers who cannot justify the purchase of an entire aircraft based upon expected usage. In addition, fractional ownership programs are available for corporate flight departments seeking to outsource their general aviation needs or looking for additional capacity for peak periods and for others that previously chartered aircraft. NJ places great emphasis on safety and customer service. Its programs are designed to offer customers guaranteed availability of aircraft, lower and predictable operating costs and increased liquidity.

     In 1986, NJ created the fractional ownership of aircraft concept and introduced its NetJets® program in the United States with one aircraft type. In 2002 the NetJets® program operated 13 aircraft types, including the Boeing Business Jet. In late 1996, NJ expanded its fractional ownership programs to Europe via a joint venture arrangement which is now 100% owned by NJ.

     NJ is currently believed to be the world’s largest purchaser of general aviation aircraft. The company maintained approximately 400 aircraft in its fleet as of December 31, 2002. NJ management believes that the market for fractional ownership of aircraft programs is large and growing and will contribute to NJ’s continued growth over the foreseeable future. NJ’s executive offices are located in New Jersey, while most of its logistical and flight operations are based at Port Columbus International Airport in Columbus, Ohio. NJ’s European operations are based in Lisbon, Portugal.

     Retail Businesses — Berkshire’s retail businesses consist of several independently managed home furnishings and jewelry retail operations. Information regarding each of these operations follows.

     The retail furniture businesses are the Nebraska Furniture Mart (“NFM”), R.C. Willey Home Furnishings (“R.C. Willey”), Star Furniture Company (“Star”), and Jordan’s Furniture, Inc. (“Jordan’s”). NFM is 80% owned by Berkshire, whereas R.C. Willey, Star and Jordan’s are 100% owned by Berkshire. Berkshire has owned its interest in NFM since 1983, acquired R.C. Willey in 1995, Star in 1997 and Jordan’s was acquired in 1999.

     NFM, R.C. Willey, Star and Jordan’s each offer a wide selection of furniture and accessories. In addition, NFM and R.C. Willey sell a full line of major household appliances, electronics, computers and other home furnishings. NFM, R.C. Willey, Star and Jordan’s also offer customer financing to complement their retail operations. An important feature of each of these businesses is their ability to control costs and to produce high business volume from offering significant value to their customers.

Item 1. Business

Non-Insurance Businesses of Berkshire (Continued)

     Retail Businesses (Continued)

     NFM operates its business from a very large retail complex and sizable warehouse and administrative facilities in Omaha, Nebraska, which includes approximately 550,000 square feet of retail space. NFM’s customers are drawn from a radius around Omaha of approximately 300 miles and it is the largest furniture retailer in the area. In 2000, NFM acquired Homemakers Furniture located in Des Moines, Iowa. Homemakers has two facilities that include approximately 225,000 square feet of retail space. NFM began the development of a new store near Kansas City, Missouri in 2001. The store will anchor a new retail and entertainment district and is expected to open in the third quarter of 2003.

     R.C. Willey, based in Salt Lake City, is the dominant home furnishings retailer in the Intermountain West region of the United States. R.C. Willey operates eight full retail stores, two distribution centers and three clearance facilities. These facilities — which include approximately 925,000 square feet of retail space — are strategically located throughout northern Utah, Meridian, Idaho, and Henderson, Nevada. The Henderson store opened in September 2001, and a new store is scheduled to open in Nevada in 2003.

     Star’s retail facilities include about 575,000 square feet of retail space in nine locations, with an additional location scheduled to open in 2003. Six retail locations are in Houston, Texas where Star is a major furniture retailer in that market. Jordan’s operates a furniture retail business from four locations with approximately 325,000 square feet of retail space in Massachusetts and New Hampshire. Jordan’s is believed to be the largest furniture retailer, as measured by sales, in the Massachusetts and New Hampshire areas. Jordan’s is well known in its markets for its unique store arrangements and advertising campaigns.

     Since 1989, Berkshire has owned an interest (currently 88%) in Borsheim Jewelry Company, Inc. (“Borsheim’s”). From its single store located in Omaha, Nebraska, Borsheim’s is a high volume retailer of fine jewelry, watches, crystal, china, stemware, flatware, gifts and collectibles. In 1995, Berkshire acquired Helzberg’s Diamond Shops, Inc. (“Helzberg’s”). Helzberg’s, based in North Kansas City, Missouri, operates a chain of 247 retail jewelry stores in 35 states. Most of Helzberg’s stores are located in malls or power strip centers, and operate under the name Helzberg Diamonds. In July 2000, Berkshire acquired The Ben Bridge Corporation (“Ben Bridge Jeweler”). Ben Bridge Jeweler, based in Seattle, Washington, operates a chain of 69 upscale retail jewelry stores in 11 states, primarily in the Western United States. Ben Bridge Jeweler stores are located primarily in major shopping malls.

     Scott Fetzer Companies - The Scott Fetzer Companies are a diversified group of 21 businesses that manufacture and distribute a wide variety of products for residential, industrial and institutional use. The two most significant of these businesses are Kirby home cleaning systems and Campbell Hausfeld.

     Kirby’s home cleaning systems are sold to approximately 740 independent authorized factory distributors in the United States and foreign countries. Sales are made through in-the-home demonstrations by independent salespeople. The distributors independently establish the prices at which they offer Kirby products. Kirby and its distributors believe they offer a premium product, and it is believed that prices are generally higher than most of its major competitors.

     Campbell Hausfeld manufactures a variety of products including air compressors, air tools, painting systems, pressure washers and welders, which are marketed primarily to retailers and industrial products distributors. Scott Fetzer management believes that Campbell Hausfeld offers products that are a superior value to the consumer in comparison to its competitors.

     Shaw Industries - Berkshire acquired Shaw Industries, Inc. (“Shaw”) in January 2001. Shaw, headquartered in Dalton, Georgia, is the world’s largest carpet manufacturer based on both revenue and volume of production. Shaw designs and manufactures approximately 1,600 styles of tufted and woven carpet for residential and commercial use under about 20 brand and trade names and under certain private labels. Shaw’s manufacturing operations are fully integrated from the processing of yarns through the finishing of carpet. Shaw’s carpet is sold in a broad range of prices, patterns, colors and textures.

     Shaw sells its wholesale products to over 50,000 retailers, distributors and commercial users throughout the United States, Canada and Mexico; through its own residential and commercial contract distribution channels to various residential and commercial end-users in the United States; and to a lesser degree, exports to additional overseas markets. Shaw also provides installation services and sells laminate flooring, ceramic tile and hardwood flooring.

Item 1. Business

Non-Insurance Businesses of Berkshire (Continued)

     Shaw Industries (Continued)

     Substantially all carpet manufactured by Shaw is tufted carpet made from nylon, polypropylene, polyester and wool. In the tufting process, yarn is inserted by multiple needles into a synthetic backing, forming loops which may be cut or left uncut, depending on the desired texture or construction. During 2002 Shaw processed approximately 97% of its requirements for carpet yarn in its own yarn processing facilities.

     Shaw’s wholesale products are marketed domestically by approximately 1,600 salaried and commissioned sales personnel directly to retailers and distributors and to large national accounts. Shaw’s seven full-service distribution facilities and 19 redistribution centers, along with centralized management information systems, enable it to provide prompt delivery of its products to both its retail customers and wholesale distributors.

     The floor covering industry is highly competitive with more than 200 companies engaged in the manufacture and sale of carpet in the United States and numerous manufacturers engaged in hard surface floor covering production and sales. According to industry estimates, carpet accounts for approximately 65% of the total United States production of all flooring types. The principal methods of competition within the floor covering industry are quality, style, price and service.

     Other Non-Insurance Businesses — Berkshire’s other non-insurance businesses consist of a wide array of businesses that engage in a variety of business activities. Additional information related to these businesses is as follows.

     The Buffalo News publishes a Sunday edition and eight editions each weekday from its headquarters in Buffalo, New York.

     See’s Candies produces boxed chocolates and other confectionery products with an emphasis on quality in two large kitchens in California.

     International Dairy Queen services a system of over 6,000 stores operating under the names Dairy Queen, Orange Julius and Karmelkorn that offer various dairy desserts, beverages, prepared foods, blended fruit drinks, popcorn and other snack foods.

     CORT Business Services Corporation was acquired in 2000 by an 80.1% owned subsidiary of Berkshire and is the leading national provider of rental furniture, accessories and related services in the “rent-to-rent” segment of the furniture rental industry.

     Berkshire holds securities possessing 9.7% of the voting interest and an 83.4% (80.2% on a fully-diluted basis) economic interest in MidAmerican Energy Holdings Company (“MidAmerican”). Additional information concerning Berkshire’s investments in MidAmerican is provided in Note 3 to the Registrant’s Consolidated Financial Statements.

     MidAmerican is a U.S. based global energy company that generates, distributes and supplies energy to utilities, government entities, retail customers and other customers located throughout the world. MidAmerican’s businesses include MidAmerican Energy Company (“MidAmerican Energy”), a regulated public utility principally engaged in the business of generating, transmitting, distributing and selling electric energy and distributing, selling and transporting natural gas at the retail level in Iowa, Illinois, South Dakota and Nebraska. In addition to retail sales, MidAmerican Energy delivers electric energy to other utilities, marketers and municipalities, who distribute it to end-use customers.

     Through its various subsidiaries, MidAmerican also distributes electricity and engages in other auxiliary businesses in the United Kingdom, operates geothermal power plants in the Philippine Islands, and has interests in other power generating facilities in the United States. During 2002 MidAmerican acquired two interstate natural gas pipelines which transport natural gas to customers in the Southwest and Upper Midwest regions of the United States. MidAmerican also owns the second largest real estate brokerage firm in the U.S.

Item 1. Business

Non-Insurance Businesses of Berkshire (Continued)

     In February 2002, Berkshire acquired Albecca Inc. (“Albecca”). Albecca is headquartered in Norcross, Georgia, and primarily does business under the Larson-Juhl name. Albecca designs, manufactures and distributes a complete line of high quality, branded custom framing products, including wood and metal moulding, matboard, foamboard, glass, equipment and other framing supplies.

     Berkshire acquired CTB International Corp. (“CTB”) in October 2002. CTB, headquartered in Milford, Indiana, is a leading designer, manufacturer and marketer of systems used in the grain industry and in the production of poultry, hogs, and eggs. Products are produced in the United States and Europe and are sold through a global network of independent dealers and distributors, with peak sales occurring in the second and third quarters.

     In October 2002 Berkshire acquired The Pampered Chef, LTD (“TPC”), the largest direct seller of high quality kitchen tools in the United States. Products are researched, designed and tested by TPC, and manufactured by third party suppliers. From its Addison, Illinois headquarters, TPC utilizes a network of more than 67,000 independent sales representatives to sell its products through home-based demonstrations, principally in the United States.

     Berkshire Hathaway Inc., its subsidiaries and affiliates, employed approximately 147,000 persons at December 31, 2002.

Additional information with respect to Berkshire’s businesses

     The amounts of revenue, operating profit and identifiable assets attributable to the aforementioned business segments are included in Note 18 to Registrant’s Consolidated Financial Statements contained in Item 8, Financial Statements and Supplementary Data. Additional information regarding Registrant’s investments in fixed maturity and marketable equity securities is included in Notes 4 and 5 to Registrant’s Consolidated Financial Statements.

Berkshire’s periodic reports filed with the SEC, which include Form 10-K, Form 10-Q, Form 8-K and amendments thereto, may be accessed by the public free of charge from the SEC and through Berkshire. Electronic copies of these reports can be accessed at the SEC’s website (http://www.sec.gov) and indirectly through Berkshire’s website (http://www.berkshirehathaway.com). Copies of these reports may also be obtained, free of charge, upon written request to: Berkshire Hathaway Inc., 1440 Kieiwit Plaza, Omaha, NE 68131, Attn. Corporate Secretary. The public may read or obtain copies of these reports from the SEC at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549 (1-800-SEC-0330).

Item 2. Properties

     The physical properties used by the Registrant and its significant business segments are summarized below:

Approx.
			Owned/	Square
Business	Location	Type of Property	Leased	Footage

Berkshire	Omaha, NE	Corporate offices	Leased	10,000

GEICO	Chevy Chase, MD, New York, Georgia, Texas, California, Florida and Virginia	Offices	Owned	2,800,000

	Various locations throughout the U.S	Offices and drive-in claims facilities	Leased	250,000

General Re	Cologne, Germany and various non-U.S. locations Stamford, CT, various U.S. and non-U.S. locations	Offices Offices	Owned Leased	148,000 1,445,000

Berkshire Hathaway Reinsurance Group	Stamford, CT and 6 other locations in the U.S. and U.K	Offices	Leased	73,000

Berkshire Hathaway Primary Group	Omaha, NE Omaha, NE, Wayne, PA and 12 other locations throughout the U.S. and U.K.	Offices Offices	Owned Leased	81,000 196,000

Apparel businesses Clothing	86 locations in 13 U.S. states, Canada, Mexico, Europe, Africa and Central America Illinois, Georgia, Tennessee, Florida and 8 other U.S. states (21 stores)	Mfg. plants/Offices Mfg. plants/Offices Warehouses/Offices Warehouses/Offices Retail stores Retail stores	Owned Leased Owned Leased Owned Leased	6,238,000 1,854,000 2,942,000 756,000 41,000 182,000

Footwear	Pennsylvania, Texas, Maine and 6 other U.S. states Pennsylvania, Maine, New Hampshire, New York, Florida and 13 other U.S. states (94 stores)	Mfg. plants/Offices/ Warehouses Mfg. plants/Offices/ Warehouses Retail stores Retail stores	Owned Leased Owned Leased	2,062,000 209,000 285,000 419,000

Building products	250 locations in 32 U.S. states, Canada, Mexico, Europe, Asia and Africa 165 locations in 20 U.S. states and Canada	Mfg. plants/Offices Mfg. plants/Offices Warehouses Warehouses Retail stores	Owned Leased Owned Leased Leased	20,327,000 1,600,000 3,967,000 1,695,000 696,000

Finance and financial products	16 locations in 10 U.S. states, the U.K. and Mexico 84 locations throughout the U.S., Canada and Mexico	Offices Offices Equipment storage lots	Owned Leased Owned Leased	201,000 347,000 411 acres 303 acres

Flight services	77 locations in 26 U.S. states, Canada, France, Mexico, Switzerland, Portugal and the U.K. Oklahoma and Missouri	Offices/Training facilities/Hangars Mfg. plant Mfg. plant	Owned Leased Owned Leased	1,098,000 1,764,000 188,000 146,000

Item 2. Properties (continued)

Approx.
			Owned/	Square
Business	Location	Type of Property	Leased	Footage

Retail businesses Furniture	Omaha, NE, Salt Lake City, UT, Houston, TX, Avon, MA and 4 other U.S. states (28 stores) Iowa	Retail stores Retail stores Offices/Warehouses Offices/Warehouses Mfg. plant	Owned Leased Owned Leased Owned	1,982,000 653,000 2,506,000 799,000 260,000

Jewelry	Omaha, NE, Kansas City, MO, Seattle, WA and 34 other U.S. states (317 stores)	Retail stores Offices	Leased Owned	733,000 99,000

Scott Fetzer Companies	Cleveland, OH, and other locations in 16 U.S. states (49 locations) Canada, England, Taiwan and Mexico	Mfg. plants/ Warehouses/ Offices Warehouses/Offices Warehouses/Offices	Owned Leased Leased	2,326,000 923,000 86,000

Shaw Industries	183 locations in 28 U.S. states	Mfg. plants/Offices Mfg. plants/Offices Warehouses Warehouses	Owned Leased Owned Leased	16,656,000 912,000 4,128,000 3,909,000

All other businesses	Various locations primarily in the U.S., Canada and Europe Approximately 279 locations primarily in the U.S.	Mfg. plants Mfg. plants Offices/Warehouses Offices/Warehouses Restaurants/Stores Restaurants/Stores	Owned Leased Owned Leased Owned Leased	3,020,000 1,397,000 1,701,000 5,365,000 90,000 468,000

Item 3. Legal Proceedings

     Litigation pending against the Company and its subsidiaries is not considered material or is ordinary routine litigation incidental to the business.

Item 4. Submission of Matters to a Vote of Security Holders

     None

Executive Officers of the Registrant

     Following is a list of the Registrant’s executive officers:

Name	Age	Position with Registrant	Since

Warren E. Buffett	72	Chairman of the Board	1970
Marc D. Hamburg	53	Vice President	1992
Charles T. Munger	79	Vice Chairman of the Board	1978

     Each executive officer serves, in accordance with the by-laws of the Registrant, until the first meeting of the Board of Directors following the next annual meeting of shareholders and until his respective successor is chosen and qualified or until he sooner dies, resigns, is removed or becomes disqualified. Mr. Buffett and Mr. Munger also serve as directors of the Registrant.

Part II

Item 5. Market for Registrant’s Common Stock and Related Security Holder Matters

Market Information

     Berkshire’s Class A and Class B Common Stock are listed for trading on the New York Stock Exchange, trading symbol: BRK.A and BRK.B. The following table sets forth the high and low sales prices per share, as reported on the New York Stock Exchange Composite List during the periods indicated:

	2002				2001

	Class A		Class B		Class A		Class B

	High	Low	High	Low	High	Low	High	Low

First Quarter	$74,900	$69,000	$2,499	$2,285	$74,600	$63,000	$2,475	$2,085
Second Quarter	78,500	66,500	2,620	2,215	69,800	62,800	2,330	2,075
Third Quarter	75,900	59,600	2,530	1,925	70,900	59,000	2,367	1,977
Fourth Quarter	75,000	67,800	2,500	2,244	75,600	66,600	2,525	2,210

Shareholders

     Berkshire had approximately 8,200 record holders of its Class A Common Stock and 14,300 record holders of its Class B Common Stock at March 5, 2003. Record owners included nominees holding at least 400,000 shares of Class A Common Stock and 6,500,000 shares of Class B Common Stock on behalf of beneficial-but-not-of-record owners.

Dividends

     Berkshire has not declared a cash dividend since 1967.

Item 6. Selected Financial Data

Selected Financial Data for the Past Five Years

(dollars in millions except per share data)

	2002	2001	2000	1999	1998

Revenues:
Insurance premiums earned	$19,182	$17,905	$19,343	$14,306	$5,481
Sales and service revenues	17,347	14,902	7,361	5,918	4,675
Interest, dividend and other investment income	3,061	2,815	2,725	2,314	1,049
Revenues of finance and financial products businesses	2,126	1,658	1,505	987	394
Realized investment gains (1)	637	1,363	3,955	1,365	2,415

Total revenues	$42,353	$38,643	$34,889	$24,890	$14,014

Earnings:
Net earnings (1) (3) (4)	$4,286	$795	$3,328	$1,557	$2,830

Net earnings per share (4)	$2,795	$521	$2,185	$1,025	$2,262

Year-end data: (2)
Total assets	$169,544	$162,752	$135,792	$131,416	$122,237
Notes payable and other borrowings of non-finance businesses	4,807	3,485	2,663	2,465	2,385
Notes payable and other borrowings of finance businesses	4,481	9,019	2,116	1,998	1,503
Shareholders’ equity	64,037	57,950	61,724	57,761	57,403
Class A equivalent common shares outstanding, in thousands	1,535	1,528	1,526	1,521	1,519
Shareholders’ equity per outstanding Class A equivalent common share	$41,727	$37,920	$40,442	$37,987	$37,801

(1) The amount of realized investment gains and losses for any given period has no predictive value, and variations in amount from period to period have no practical analytical value, particularly in view of the unrealized appreciation now existing in Berkshire’s consolidated investment portfolio. After-tax realized investment gains were $383 million in 2002, $842 million in 2001, $2,392 million in 2000, $886 million in 1999, and $1,553 million in 1998.

(2) Year-end data for 1998 includes General Re Corporation acquired by Berkshire on December 21, 1998.

(3) Net earnings for the year ending December 31, 2001 includes pre-tax underwriting losses of $2.4 billion in connection with the September 11th terrorist attack. Such loss reduced net earnings by approximately $1.5 billion and earnings per share by $982.

(4) Effective January 1, 2002, Berkshire adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 changed the accounting for goodwill from a model that required amortization of goodwill, supplemented by impairment tests, to an accounting model that is based solely upon impairment tests.

A reconciliation of Berkshire’s Consolidated Statements of Earnings for each of the five years ending December 31, 2002 from amounts reported to amounts exclusive of goodwill amortization is shown below. Goodwill amortization for the years ending December 31, 2001 and 2000 includes $78 million and $65 million, respectively, related to Berkshire’s equity method investment in MidAmerican Energy Holdings Company.

	2002	2001	2000	1999	1998

Net earnings as reported	$4,286	$795	$3,328	$1,557	$2,830
Goodwill amortization, after tax	—	636	548	476	111

Net earnings as adjusted	$4,286	$1,431	$3,876	$2,033	$2,941

Earnings per Class A equivalent common share:
As reported	$2,795	$521	$2,185	$1,025	$2,262
Goodwill amortization	—	416	360	313	88

Earnings per share as adjusted	$2,795	$937	$2,545	$1,338	$2,350

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Net earnings for each of the past three years are disaggregated in the table that follows. Amounts are after deducting income taxes and minority interest.

	— (dollars in millions) —
	2002	2001	2000

Insurance – underwriting	$(292)	$(2,662)	$(1,041)
Insurance – investment income	2,096	1,968	1,946
Non-insurance businesses	2,218	1,305	891
Interest expense	(55)	(60)	(61)
Purchase-accounting adjustments	(65)	(603)	(818)
Other	1	5	19

Earnings before realized investment gains	3,903	(47)	936
Realized investment gains	383	842	2,392

Net earnings	$4,286	$795	$3,328

     The business segment data (Note 18 to Consolidated Financial Statements) should be read in conjunction with this discussion.

Insurance — Underwriting

     A summary follows of underwriting results from Berkshire’s insurance businesses for the past three years.

	— (dollars in millions) —
	2002	2001	2000

Underwriting gain (loss) attributable to:
GEICO	$416	$221	$(224)
General Re	(1,393)	(3,671)	(1,254)
Berkshire Hathaway Reinsurance Group	534	(647)	(162)
Berkshire Hathaway Primary Group	32	30	25

Underwriting loss — pre-tax	(411)	(4,067)	(1,615)
Income taxes and minority interest	(119)	(1,405)	(574)

Net underwriting loss	$(292)	$(2,662)	$(1,041)

     Berkshire engages in both primary insurance and reinsurance of property and casualty risks. Through General Re, Berkshire also reinsures life and health risks. In primary insurance activities, Berkshire subsidiaries assume defined portions of the risks of loss from persons or organizations that are directly subject to the risks. In reinsurance activities, Berkshire subsidiaries assume defined portions of similar or dissimilar risks that other insurers or reinsurers have subjected themselves to in their own insuring activities. Berkshire’s principal insurance businesses are: (1) GEICO, the sixth largest auto insurer in the U.S., (2) General Re, one of the four largest reinsurers in the world, (3) Berkshire Hathaway Reinsurance Group (“BHRG”) and (4) Berkshire Hathaway Primary Group. Berkshire’s management views insurance businesses as possessing two distinctive operations – underwriting and investment. Accordingly, Berkshire evaluates performance of underwriting operations without any allocation of investment income.

     A significant marketing strategy followed by all these businesses is the maintenance of extraordinary capital strength. Statutory surplus of Berkshire’s insurance businesses totaled approximately $28.4 billion at December 31, 2002. This superior capital strength creates opportunities, especially with respect to reinsurance activities, to negotiate and enter into contracts of insurance and reinsurance specially designed to meet unique needs of sophisticated insurance and reinsurance buyers. Additional information regarding Berkshire’s insurance and reinsurance operations follows.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Insurance — Underwriting (Continued)

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

     GEICO’s underwriting results for the past three years are summarized below.

	— (dollars in millions) —
	2002		2001		2000

	Amount	%	Amount	%	Amount	%

Premiums written	$6,963		$6,176		$5,778

Premiums earned	$6,670	100.0	$6,060	100.0	$5,610	100.0

Losses and loss adjustment expenses	5,137	77.0	4,842	79.9	4,809	85.7
Underwriting expenses	1,117	16.8	997	16.5	1,025	18.3

Total losses and expenses	6,254	93.8	5,839	96.4	5,834	104.0

Pre-tax underwriting gain (loss)	$416		$221		$(224)

     Premiums earned in 2002 were $6,670 million, up 10.1% from $6,060 million in 2001. The growth in premiums earned for voluntary auto was 9.6%, reflecting a 9.0% increase in policies-in-force during the past year. In 2001, premiums earned were $6,060 million, an increase of 8.0% over 2000. The increase in premiums in 2001 was due to increased rates, as policies-in-force declined 0.8%.

     Policies-in-force over the last twelve months increased 7.0% in the preferred risk auto market and increased 17.4% in the standard and nonstandard auto lines. Voluntary auto new business sales in 2002 increased 30.9% compared to 2001. The sales closure ratio (new policies written to quotes) and the policy retention rate both improved in 2002 aided by recent rate increases taken by competitors. Total voluntary auto policies-in-force at December 31, 2002 were 419,000 higher than at December 31, 2001, following a slight decline in policies-in-force in 2001 from 2000.

     Losses and loss adjustment expenses incurred increased 6.1% to $5,137 million in 2002. GEICO’s loss ratio was 77.0% in 2002 compared to 79.9% in 2001. The improvement reflects the impact of rate increases and better than expected loss experience. Claims frequency changes have been slight for most coverages. In 2002, claim frequencies benefited from mild winter weather during the first quarter while during 2001 claim frequencies were lower than normal due to the September 11th terrorist attack. In 2002, claim severity continued to increase but at a slower rate than in 2001. Catastrophe losses added 0.3 points to the loss ratio in 2002 compared to 0.8 points in 2001.

     GEICO companies are defendants in several class action lawsuits related to the use of collision repair parts not produced by the original auto manufacturers, the calculation of “total loss” value and whether to pay diminished value as part of the settlement of certain claims. GEICO intends to vigorously defend its position on these claim settlement procedures. However, the lawsuits are in various stages of development and the ultimate outcome cannot be reasonably determined at this time.

     Underwriting expenses for 2002 were $1,117 million, an increase of $120 million (12.0%) from 2001, following a decrease of $28 million in 2001 from 2000. Advertising expense was unchanged in 2002 as compared to 2001 and significantly lower than in 2000. Underwriting expenses reflect higher associate profit sharing expense than in 2001.

     GEICO’s business produced outstanding underwriting results in each of the past two years reflecting favorable claims experience and the effects of rate increases taken primarily in 2000. GEICO believes its rates are adequate in nearly all states and expects additional policy growth in 2003 as competitors increase their rates.

     General Re

     General Re conducts a reinsurance business, which provides reinsurance coverage in the United States and worldwide. General Re’s principal reinsurance operations are comprised of: (1) North American property/casualty, (2) international property/casualty, which consists of reinsurance business written principally through Germany-based Cologne Re and London market business written principally through the Faraday operations, and (3) global life/health. At December 31, 2002, General Re had an 89% economic ownership interest in Cologne Re.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Insurance — Underwriting (Continued)

     General Re (Continued)

     General Re’s pre-tax underwriting results for the past three years are summarized below.

	— (dollars in millions) —
	Premiums earned			Pre-tax underwriting loss

	2002	2001	2000	2002	2001	2000

North American property/casualty	$3,967	$3,968	$3,389	$(1,019)	$(2,843)	$(656)
International property/casualty	2,647	2,397	3,046	(319)	(746)	(518)
Global life/health	1,886	1,988	2,261	(55)	(82)	(80)

	$8,500	$8,353	$8,696	$(1,393)	$(3,671)	$(1,254)

     General Re’s underwriting results were negatively impacted in both 2002 and 2001 by increases in loss reserve estimates established for claims occurring in prior years with respect to the North American property/casualty business. Additionally, underwriting results for 2001 were severely impacted by losses from the September 11th terrorist attack.

     General Re took significant underwriting actions to better align premium rates with coverage terms during the past two years. Improved current accident year results for 2002 in the North American, London market and global life/health operations, in part, reflect these efforts. However, management continues to believe that additional premium rate increases and more favorable coverage terms are needed in certain lines and territories to achieve targeted long-term underwriting profitability. Information with respect to each of General Re’s underwriting units is presented below.

North American property/casualty

     General Re’s North American property/casualty operations underwrite predominantly excess reinsurance across multiple lines of business. Excess reinsurance provides indemnification of losses above a stated retention on either an individual claim basis or in the aggregate across all claims in a portfolio. Reinsurance contracts are written on both a treaty (group of risks) and facultative (individual risk) basis.

     Premiums earned in 2002 were unchanged from premiums earned in 2001. Premiums earned in 2001 increased over 2000 levels by $579 million (17.1%). Premiums earned in 2002 were primarily impacted by rate increases (estimated at approximately $800 million) across most lines of business, partially offset by reductions from cancellations in excess of new business written. Premiums earned in 2001 included $400 million from one retroactive reinsurance contract and a large quota share agreement. An aggregate excess reinsurance contract produced earned premiums of $404 million in 2000. There were no such contracts written in 2002.

     The North American property/casualty business had underwriting losses of $1,019 million in 2002, $2,843 million in 2001, and $656 million in 2000. The underwriting loss in 2002 included charges of $990 million (24.9% of premiums earned in 2002) from increases to prior years’ loss reserves. Underwriting losses for 2001 and 2000 included charges of $800 million and $92 million respectively for prior years’ loss reserve increases. Underwriting results in 2002 also included a net gain of $66 million with respect to the 2002 accident year. The favorable effects of re-pricing efforts and improved contract terms and conditions implemented over the past two years contributed to the net gain. In addition, underwriting results for 2002 were favorably impacted by the absence of major catastrophes and other large individual property losses ($20 million or greater), a condition that is unusual and should not be expected to occur regularly in the future. As a result, 2002 accident year results for property lines were better than normally expected. Underwriting results for 2001 included approximately $1.54 billion of net losses from the September 11th terrorist attack, as well as $87 million of losses from other catastrophes (principally Tropical Storm Allison) and other large individual property losses. Results for 2000 included $53 million of catastrophe and other large property losses and a loss of $239 million from a large excess reinsurance contract.

     The adjustment of $990 million to prior year loss estimates in 2002 was from casualty lines of business and related principally to the 1997 through 2000 accident years. Increases in prior years’ general liability claims totaled about $400 million. The remainder of the increase in prior years’ reserves in 2002 was split fairly evenly among

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Insurance — Underwriting (Continued)

     General Re (Continued)

workers’ compensation, medical malpractice, auto liability and professional liability coverages. The 2002 prior year loss reserve adjustment was net of a $115 million reduction in reserves established in connection with the September 11th terrorist attack. The reduction in reserves related to the September 11th terrorist attack was due primarily to decreased loss estimates for certain claims. As of December 31, 2002, approximately $241 million of claims arising as a result of the September 11th terrorist attack have been paid.

     About $386 million of the reserve increases for prior years’ claims resulted from actual reported claims exceeding expectations. This under-estimation of expected claims indicated that the level of premium rate erosion that occurred in recent years was greater than had been previously contemplated in General Re’s earlier loss reserve estimates. As a result of the higher than anticipated reported losses, General Re increased reserves for incurred but not reported (“IBNR”) claims by an additional $604 million.

     The process of establishing reserves by General Re, like most other reinsurers, requires numerous estimates and judgments by management. Loss reserve estimates are based primarily on claims reported by ceding companies (such amounts generally exclude IBNR claims), analysis of historical claim reporting patterns of ceding companies, and estimates of expected overall loss amounts for all accident periods. Expected overall losses are partly based upon assumptions with respect to both General Re’s and ceding companies’ premium rate adequacy. Premium rate adequacy assumptions are an indicator of the profitability of the subject business reinsured and are important in establishing reserves for claims that will be reported and settled over long periods into the future. Claim frequency or count analyses are generally not practicable because such data is either not provided by ceding companies or otherwise not timely or reliable. Loss reserves, which are established based on estimates by line of business and type of coverage, are regularly re-evaluated and appropriate adjustments are made to bring reserves in line with the revised estimates.

     IBNR reserves are largely comprised of liability and workers’ compensation exposures because these claims tend to be reported by and settled with ceding companies over long time periods. Therefore, such claims are subject to a higher degree of estimation error as a result of changes in the legal environment, jury awards, medical cost trends and general cost inflation. Based upon statistical analysis of past reporting trends, General Re estimates how much IBNR is required to cover claims that will be reported by ceding companies in future years. Subsequently, as claims are reported, amounts are measured against previous expectations, with variances (positive or negative) recognized in earnings as a component of losses and loss adjustment expenses. Significant variances are analyzed and revised judgments are made with respect to remaining IBNR reserve levels, and are also recognized in earnings.

     There is considerable judgment employed in developing the estimates because of inherent delays in claim emergence and reporting by ceding companies, particularly with respect to liability claims. Normally only about 15% of ultimate excess casualty reinsurance claims are reported in the year of loss occurrence. General Re has not quantified a range of possible reserve estimates.

     Among other factors, management believes the revised estimates in 2002 for prior years were due to: (a) an increase in claim severity, which has a leveraged effect on excess of loss coverages provided by General Re by producing a disproportionate increase in claims exceeding General Re’s attachment point; (b) escalating medical inflation and utilization that adversely affect workers’ compensation and other casualty lines; (c) an increased frequency in corporate bankruptcies, scandals and accounting restatements which increased losses under directors and officers coverages; (d) broadened coverage terms under General Re’s reinsurance contracts during 1997 through 2000; (e) increased ceding companies’ reserve inadequacies, likely arising from broadened terms and conditions, as well as previously unrecognized premium inadequacies; and (f) increased primary company insolvencies, which changed historical claim reporting patterns.

     General Re continuously estimates its liabilities and related reinsurance recoverables for environmental and asbestos claims and claim expenses. Most liabilities for such claims arise from exposures in North America. Environmental and asbestos exposures do not lend themselves to traditional methods of loss development determination and therefore reserves related to these exposures may be considered less reliable than reserves for standard lines of business (e.g., automobile). The estimate for environmental and asbestos losses is composed of four parts: known claims, development on known claims, IBNR and direct excess coverage litigation expenses. At December 31, 2002, environmental and asbestos loss reserves for North America were $1,161 million ($1,008

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Insurance — Underwriting (Continued)

     General Re (Continued)

million net of reinsurance). As of December 31, 2001 such amounts totaled $1,248 million ($966 million net of reinsurance). Net paid losses on such claims were $59 million in 2002. The changing legal environment concerning asbestos claims together with the widespread use of asbestos related products in the U.S. over the past century has made quantification of potential exposures very difficult. Future changes to the legal environment may precipitate significant changes in reserves.

     Due to the long-tail nature of casualty business, a very high degree of estimation is involved in establishing loss reserves for current accident year occurrences. Thus, the ultimate level of underwriting gain or loss with respect to the 2002 accident year will not be fully known for many years. North American property/casualty loss reserves were $16.2 billion ($14.9 billion net of reinsurance) at December 31, 2002 and $15.1 billion ($13.6 billion net of reinsurance) at December 31, 2001. About 50% of these amounts represent estimates of IBNR losses.

     Although loss reserve levels are now believed to be adequate, there can be no guarantees. A relatively small change in the estimate of net reserves can produce large changes in annual underwriting results. For instance, a one percentage point change in net reserves at year end 2002 would produce a pre-tax underwriting gain or loss of $149 million, or roughly 4% of premiums earned in 2002. In addition, the timing and magnitude of catastrophes and large individual property losses are expected to continue to contribute to volatile periodic underwriting results in the future.

International property/casualty

     The international property/casualty operations write quota-share and excess reinsurance on risks around the world. International property/casualty business is written on a direct reinsurance basis (primarily through Cologne Re) and in the London market (through Faraday). In recent years, General Re’s largest international markets have been in Western Europe.

     Overall premiums earned in 2002 exceeded 2001 amounts by $250 million (10.4%). Adjusting for the effects of foreign exchange rates, premiums earned in local currencies increased 8.5% in 2002. In local currencies, premiums earned in the direct markets declined 2.1% in 2002, primarily due to a substantial decline in premiums in Argentina, the non-renewal of under-performing business in continental Europe and parts of Asia, partially offset by increases in the United Kingdom and Australia. London market premiums in local currencies increased 41.9% primarily due to increased participation in Faraday Syndicate 435 from 60.6% in 2001 to 96.7% in 2002. Premiums earned in 2001 declined $649 million from 2000. The primary reason for the decline was the elimination of the one-quarter lag in reporting by this business in the fourth quarter of 2000. As a result, 2000’s fourth quarter included two quarters of activity for the international property/casualty operations. Otherwise, international property/casualty premiums earned in 2001 reflected growth in the London market operations from increased participation in Faraday Syndicate 435 (60.6% in 2001 versus 39.7% in 2000).

     The direct market reinsurance operations produced an underwriting loss of $315 million for 2002. Significantly impacting 2002 results were $240 million of net losses on prior years’ loss estimates, where claims reported exceeded actuarial expectations, and approximately $107 million in catastrophe and other large individual property losses, principally European flood losses in August and European storm Jeanette in October. The underwriting loss of $568 million in 2001 included $247 million of net losses related to the September 11th terrorist attack and $143 million resulting from other large individual property losses. Large individual property losses for 2000 aggregated $80 million.

     London market operations produced an underwriting loss in 2002 of $4 million, compared with an underwriting loss of $178 million in 2001. Underwriting results in 2002 benefited from improved market conditions and below normal property losses in the current accident year, but were adversely impacted by $17 million of European flood losses and $80 million of increases in prior years’ loss reserve estimates. The London market underwriting loss in 2001 included $66 million from the September 11th terrorist attack as well as relatively high property losses.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Insurance — Underwriting (Continued)

     General Re (Continued)

     At December 31, 2002, the international property/casualty operations had gross loss reserves accrued of $7.1 billion, ($6.4 billion net of reinsurance). Loss reserves for these operations are established based on methodologies similar to those used in the North American property/casualty operations; however, cedant reports for continental Europe and certain other international markets are generally required less frequent or are due later than those provided by North American cedants.

Global life/health

     General Re’s global life/health affiliates reinsure such risks worldwide. Premiums earned in 2002 for the global life/health operations declined $102 million (5.1%) from 2001. In 2001, premiums declined $273 million from 2000, primarily due to the elimination of the one quarter reporting lag in the fourth quarter of 2000. Global life/health generated underwriting losses of $55 million in 2002, compared with $82 million in 2001, and $80 million in 2000. Underwriting results for 2001 include $19 million of net losses related to the September 11th terrorist attack. Otherwise, the poor underwriting results in 2002 and 2001 reflected losses generated from discontinued lines of the health business and in 2000 were from the international health business.

     Berkshire Hathaway Reinsurance Group

     The Berkshire Hathaway Reinsurance Group (“BHRG”) underwrites excess-of-loss and quota-share reinsurance coverages for insurers and reinsurers around the world. BHRG is believed to be one of the leaders in providing catastrophe excess-of-loss reinsurance. Since July 2001, BHRG has also written a number of policies or contracts primarily for large or otherwise unusual discrete commercial property risks on a direct and facultative reinsurance basis. This business is referred to as individual risk. BHRG’s pre-tax underwriting results are summarized in the table below.

	— (dollars in millions) —

	Premiums earned			Pre-tax underwriting gain

	2002	2001	2000	2002	2001	2000

Catastrophe and individual risk	$1,283	$553	$321	$1,006	$(150)	$196
Retroactive reinsurance	407	1,993	3,944	(446)	(371)	(191)
Quota share	1,289	220	22	(86)	(57)	(3)
Other	321	225	425	60	(69)	(164)

Total	$3,300	$2,991	$4,712	$534	$(647)	$(162)

     During the second half of 2001, opportunities for BHRG to write catastrophe and individual risk business increased significantly, particularly post-September 11. Contracts written may provide exceptionally large limits of indemnification, often several hundred million dollars and occasionally in excess of $1 billion, and may cover catastrophe risks (such as hurricanes, earthquakes or other natural disasters) or other property risks (such as aviation and aerospace, commercial multi-peril or terrorism). Industry capacity devoted to these coverages will likely increase in the future which will reduce the opportunities for BHRG to underwrite risks at acceptable prices. Consequently, the volume of such business may decline, perhaps significantly.

     The catastrophe and individual risk business produced substantial underwriting gains in 2002 and 2000, due to the lack of catastrophic or otherwise large loss events. The net underwriting loss in 2001 included about $410 million from the September 11th terrorist attack. Losses related to the September 11th terrorist attack were reduced by about $85 million in 2002, as payments to settle claims under certain policies were below original estimates. Approximately $300 million of reserves related to the terrorist attack remained as of December 31, 2002. Although a very large underwriting gain was achieved in 2002 as a result of unusually low catastrophe occurrences, a single loss event could have easily eliminated those gains. Berkshire’s management expects a catastrophic event will one day occur that will produce an extraordinary level of losses under policies written by BHRG.

     BHRG cedes virtually none of the risk associated with this business to other reinsurers due to the perceived uncertainty of collecting recoverable losses ceded to financially weaker companies. Underwriting results of this business will remain subject to extreme volatility. Nevertheless, Berkshire’s management remains willing to accept such volatility provided there is a reasonable prospect of long-term profitability.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Insurance — Underwriting (Continued)

     Berkshire Hathaway Reinsurance Group (Continued)

     Retroactive reinsurance contracts indemnify ceding companies for losses arising under insurance or reinsurance contracts written in the past, usually many years ago. While contract terms vary, losses under the contracts are subject to a very large aggregate dollar limit, occasionally exceeding $1 billion under a single contract. Generally, it is also anticipated, although not assured, that claims under retroactive contracts will be paid over long time periods. As a result, premiums paid by ceding companies are, in part, discounted for time value. However, these contracts do not produce an immediate underwriting loss for financial reporting purposes. The excess of the estimated ultimate claims payable over the premiums received is established as a deferred charge asset which is subsequently amortized over the expected claim settlement periods. Such amortization is included as a component of losses incurred and essentially represents the net underwriting losses from this business in each of the past three years.

     Retroactive reinsurance contracts are expected to generate significant underwriting losses over time due to the amortization of these deferred charges. This business is accepted due to the exceptionally large amounts of float generated which totaled about $7.5 billion at December 31, 2002. Unamortized deferred charges under BHRG contracts were $3.2 billion at December 31, 2002 and $3.1 billion as of December 31, 2001. It is currently expected that losses incurred in 2003 will include about $400 million of deferred charge amortization from contracts in effect as of December 31, 2002.

     In 2002, BHRG wrote an increasing amount of business under quota-share contracts. Most of the increased premium volume in 2002 derived from several new contracts with Lloyd’s syndicates and from a new contract with a major U.S. based insurer. In a quota-share arrangement, BHRG essentially participates proportionately in the premiums and claims of the business written by the ceding company. BHRG was willing to enter into these new contracts because it believed the level of rate adequacy in certain property/casualty markets was much improved in relation to past years. BHRG’s continued participation in this business will depend on the availability of other sources of capacity for Lloyd’s syndicates as well as the expectation of continued rate adequacy of the Lloyd’s business being reinsured. Accordingly, the level of this business expected to be written in 2003 is uncertain.

     Berkshire Hathaway Primary Group

     Berkshire’s other primary insurance businesses consist of a wide variety of smaller insurance businesses that principally write liability coverages for commercial accounts. These businesses include: National Indemnity Company’s primary group operation (“NICO Primary Group”), a writer of motor vehicle and general liability coverages; U.S. Investment Corporation (“USIC”), acquired by Berkshire in August 2000 and whose subsidiaries underwrite specialty insurance coverages; a group of companies referred to internally as “Homestate” operations, providers of standard multi-line insurance; and Central States Indemnity Company, a provider of credit and disability insurance to individuals nationwide through financial institutions.

     Collectively, Berkshire’s other primary insurance businesses produced earned premiums of $712 million in 2002, $501 million in 2001 and $325 million in 2000. The increases in premiums earned during the past two years were largely attributed to increased volume at USIC and the NICO Primary Group. Net underwriting gains of Berkshire’s other primary insurance businesses totaled $32 million in 2002, $30 million in 2001 and $25 million in 2000. The improvement in year-to-year comparative underwriting results was due in large part to USIC and the NICO Primary Group offset by poor results in the workers’ compensation business of the Homestate Group.

     Insurance — Investment Income

     Following is a summary of the net investment income of Berkshire’s insurance operations for the past three years.

	— (dollars in millions) —
	2002	2001	2000

Investment income before taxes	$3,050	$2,824	$2,773
Applicable income taxes and minority interest	954	856	827

Investment income after taxes and minority interest	$2,096	$1,968	$1,946

     Investment income from insurance operations in 2002 increased $226 million (8.0%) over 2001. Investment income in 2001 exceeded amounts earned in 2000 by $51 million (1.8%). Investment income in 2000 included five quarters with respect to General Re’s international reinsurance operations, as a result of the elimination

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Insurance — Investment Income (Continued)

of the one quarter lag in reporting in the fourth quarter. Pre-tax investment income in 2000 included $103 million related to the extra quarter.

     Invested assets increased during 2002 by $7 billion to $79 billion at December 31, 2002 following a decrease of $4 billion during 2001. The increase in invested assets during 2002 was primarily the result of significant operating cash flow, represented by a $6 billion increase in policyholder float. In 2001 the decrease in invested assets was primarily attributed to a $6 billion decline in the market values of Berkshire’s major equity investments and $4 billion of dividends paid to Berkshire during the year. Partially offsetting these declines was an increase in investments resulting from an increase in float generated by insurance operations.

     Float represents an estimate of the amount of funds ultimately payable to policyholders that is available for investment. The total float at December 31, 2002 was approximately $41.2 billion compared to $35.5 billion at December 31, 2001 and about $27.9 billion at December 31, 2000. Increases in float were achieved at all underwriting units in 2002. The cost of float, represented by the ratio of the pre-tax underwriting loss over the average float, was about 1.1% for 2002 as compared to 12.8% for 2001. In 2000, the cost of float was approximately 6.1%.

     During 2002, Berkshire increased its investments in high-yield corporate bonds to approximately $8 billion at December 31, 2002. Approximately $7 billion of these investments are held by Berkshire insurance subsidiaries with the remaining portion held by finance subsidiaries. These investments were primarily acquired at distressed prices. The credit risk associated with these investments is much greater than with other fixed income investments, which are generally U.S. Government, municipal and mortgage-backed securities. Approximately $4 billion of these investments were issued by companies in the energy industry and approximately $2 billion were issued by telecommunications businesses. Berkshire believes that credit losses may eventually occur with respect to some of these investments. However, the Company also believes that over time these investments will produce reasonable returns in relation to credit risk.

     Non-Insurance Businesses

     Berkshire’s numerous non-insurance businesses grew significantly through the acquisition of a number of businesses subsequent to December 31, 1999. Additional information regarding these acquisitions is contained in Notes 2 and 3 of the Consolidated Financial Statements. As a result of these acquisitions, three new non-insurance business segments were formed in the last two years.

     A summary follows of results from Berkshire’s non-insurance businesses for the past three years.

	— (dollars in millions) —
	2002		2001		2000

	Amount	%	Amount	%	Amount	%

Revenues	$19,603	100	$16,628	100	$8,903	100
Cost and expenses	16,207	83	14,522	87	7,503	84

Pre-tax earnings	3,396	17	2,106	13	1,400	16
Income taxes and minority interest	1,178	6	801	5	509	6

Net earnings	$2,218	11	$1,305	8	$891	10

     A comparison of revenues and pre-tax earnings between 2002, 2001 and 2000 for the non-insurance businesses follows.

	— (dollars in millions) —
	Revenues			Pre-tax earnings (loss)

Non-Insurance Businesses	2002	2001	2000	2002	2001	2000

Apparel	$1,619	$726	$678	$229	$(33)	$6
Building products	3,702	3,269	178	516	461	34
Finance and financial products	2,126	1,658	1,505	1,016	519	530
Flight services	2,837	2,563	2,279	225	186	213
Retail	2,103	1,998	1,864	166	175	175
Scott Fetzer Companies	899	914	963	129	129	122
Shaw Industries	4,334	4,012	—	424	292	—
Other businesses	1,983	1,488	1,436	691	377	320

	$19,603	$16,628	$8,903	$3,396	$2,106	$1,400

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Non-Insurance Businesses (Continued)

     The largest new segment in terms of revenue is Shaw Industries (“Shaw”), in which Berkshire acquired an 87.3% interest on January 8, 2001. In January 2002, Berkshire acquired the remaining interest in Shaw. The building products segment consists of four recently acquired businesses (MiTek Inc., acquired in July 2001; Johns Manville, acquired in February 2001; Benjamin Moore, acquired in December 2000; and Acme Building Brands, acquired in August 2000). The third new segment, apparel, consists of several businesses, including Fruit of the Loom (acquired in April 2002), Garan (acquired in September 2002), Justin Brands (acquired in August 2000) and several other businesses that have been owned by Berkshire for many years but were previously not part of a reportable segment (H.H. Brown Shoe Group and Fechheimer).

     Berkshire’s finance and financial products businesses segment grew in 2001 with the September acquisition of XTRA Corporation. Berkshire also acquired Ben Bridge Jeweler in July 2000, which is included as part of Berkshire’s retail segment. Other businesses acquired during the last three years include CORT Business Services (February 2000), MidAmerican Energy Holdings Company (March 2000), Albecca (February 2002), CTB (October 2002) and The Pampered Chef (October 2002). The results of each of the aforementioned businesses are reflected in Berkshire’s earnings from their respective acquisition dates.

     2002 compared to 2001

     Apparel

     Berkshire’s apparel businesses grew significantly during 2002 as a result of the Fruit of the Loom and Garan acquisitions. From their acquisition dates, these two businesses generated combined revenues of $957 million and pre-tax earnings of $190 million. Revenues from Berkshire’s other apparel businesses declined $64 million in 2002 as compared to 2001 primarily due to lower revenues from the Dexter shoe business. Pre-tax earnings in 2002 from the other apparel businesses totaled $39 million compared to a pre-tax loss of $33 million in 2001 which included significant operating losses and a restructuring charge at Dexter.

     Building products

     Each of Berkshire’s building products businesses manufactures and distributes products and services for the residential and commercial construction and home improvement markets. Revenues of the building products group in 2002 totaled $3.7 billion compared to $3.3 billion in 2001. Pre-tax earnings of these businesses in 2002 were $516 million compared to $461 million in 2001.

     On a comparative full year basis, building products revenues in 2002 were roughly unchanged from 2001. In 2002, a volume decline of 12% in insulation and roofing systems (Johns Manville) was offset by 5% growth in paint and coatings volume (Benjamin Moore), higher sales of connector plates and related products (MiTek) and increased brick and block unit sales (Acme). Full year pre-tax earnings of $516 million were relatively unchanged from 2001. A decline in pre-tax earnings occurred at Johns Manville where comparative results were negatively affected by the weakness in U.S. commercial construction and roofing markets. The other units benefited from relatively good conditions in the residential markets.

     Finance and financial products

     Several finance and financial products businesses are included in this segment. Generally, these businesses invest in various types of fixed-income securities, loans, leases and other financial instruments, often utilizing leverage in the process. The most significant of these businesses are BH Finance, a business engaged in proprietary trading strategies, General Re Securities (“GRS”), a dealer in derivative contracts, Berkadia LLC, a special purpose commercial lender, and XTRA Corporation, a transportation equipment leasing business.

     Pre-tax earnings of the finance and financial products group in 2002 increased $497 million (95.8%) to $1,016 million. Pre-tax earnings of BH Finance in 2002 increased $425 million from 2001, due primarily to lower interest expense as a result of declining short-term rates as well as an increase of $152 million in realized investment gains. Under the current market conditions, BH Finance is expected to continue to produce significant earnings in 2003.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Non-Insurance Businesses (Continued)

     Finance and financial products (Continued)

     GRS had a pre-tax loss in 2002 of $173 million compared to earnings of $11 million in 2001. In January 2002, it was announced that GRS would commence a long-term run-off of its business. During the run-off period, GRS will limit new business to certain risk management transactions and will unwind existing asset and liability positions in an orderly manner. It is expected that the run-off will take a number of years to complete. The pre-tax loss in 2002 included a charge of $31 million for employee severance and related run-off costs as well as net transaction and position losses of $68 million. Additional losses will likely be incurred over time in connection with the run-off. The timing and amounts of such losses is uncertain.

     In August 2001, Berkadia LLC commenced operation by lending $5.6 billion to FINOVA in connection with that company’s bankruptcy reorganization. The structure of this transaction and risks associated with this transaction are described in Note 11 to the Consolidated Financial Statements. This special purpose lender generated pre-tax earnings of $115 million in 2002 compared to a loss of $40 million in 2001, which included a charge of $189 million from the writedown of FINOVA common stock received in the loan transaction. Earnings of Berkadia are directly correlated with the outstanding amount of the loan to FINOVA, which declined $2.725 billion in 2002 to $2.175 billion at December 31, 2002. Consequently, Berkadia’s earnings will decline in 2003.

     Flight services

     This segment includes FlightSafety, a leading provider of high technology training to operators of aircraft and ships and NetJets, the world’s leading provider of fractional ownership programs for general aviation aircraft. FlightSafety’s worldwide clients include corporations, the military and government agencies. Revenues in 2002 from flight services increased $274 million (10.7%) over 2001 due to increases in flight operations and aircraft sales at NetJets. Total revenues from FlightSafety in 2002 were relatively unchanged as compared to 2001 as a decline in training and product revenues was offset by a one-time gain of $60 million from the disposition of its interest in a joint venture training operation with Boeing. Excluding the aforementioned gain, pre-tax earnings from flight services in 2002 decreased $21 million from 2001 due to a slowdown in business aviation activity. NetJet’s pre-tax earnings in 2002 were relatively unchanged from 2001 as each year’s results reflect losses related to expansion into Europe somewhat offset by small profits from its domestic operations.

     Retail

     Berkshire’s retailing businesses consist of four independently managed retailers of home furnishings (Nebraska Furniture Mart and its subsidiaries (“NFM”), R.C. Willey Home Furnishings (“R.C. Willey”), Star Furniture (“Star”) and Jordan’s Furniture) and three independently managed retailers of fine jewelry (Borsheim’s Jewelry, Helzberg’s Diamond Shops (“Helzberg”), and Ben Bridge Jeweler). Revenues of the retail businesses in 2002 increased $105 million (5.3%) as compared to 2001. The increase in revenues in 2002 was primarily attributed to comparatively higher sales at R.C. Willey’s recently opened Nevada location and to several new Helzberg stores. Comparative pre-tax earnings of the retail group in 2002 declined $9 million (5.1%) from 2001. Higher earnings associated with the new R.C. Willey store were more than offset by start-up costs incurred in connection with a new store being built in metropolitan Kansas City by NFM and comparatively lower pre-tax earnings at Star and Helzberg.

     Scott Fetzer Companies

     The Scott Fetzer companies are a group of about twenty diverse manufacturing and distribution businesses under common management. Principal businesses in this group of companies sell products under the Kirby (home cleaning systems), Campbell Hausfeld (air compressors, paint sprayers, generators and pressure washers) and World Book (encyclopedias and other educational products) names. Revenues in 2002 from Scott Fetzer’s businesses decreased $15 million (1.6%) as compared to 2001. Pre-tax earnings in 2002 were $129 million, unchanged from 2001.

     Shaw Industries

     Shaw is a leading manufacturer and distributor of carpet and rugs for residential and commercial use. Shaw also provides installation services and offers hardwood floor and other floor coverings. Shaw’s revenues in 2002 of $4.3 billion increased by $322 million (8.0%) from 2001. The increase in revenues reflects a 5% increase in the volume of residential carpets sold and increased sales of hard floor surfaces. In 2002, Shaw’s pre-tax earnings totaled $424 million, an increase of $132 million (45.2%) over 2001. Shaw’s operating results in 2002 benefited from higher operating efficiencies and the increased levels of unit sales.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Non-Insurance Businesses (Continued)

     Other businesses

     Revenues in 2002 of Berkshire’s other businesses increased $495 million to $1,983 million and pre-tax earnings increased $314 million to $691 million. Pre-tax earnings from other businesses include interest on trust preferred securities issued by MidAmerican Energy as well as Berkshire’s proportionate share of MidAmerican’s net earnings related to Berkshire’s investments in common and convertible preferred stock of MidAmerican. Berkshire’s earnings from these investments totaled $435 million in 2002 and $165 million in 2001. MidAmerican’s earnings in 2002 benefited from acquisitions of two natural gas pipelines and acquisitions of three real estate brokerage businesses. The remainder of the comparative increases in revenues and operating profits was primarily due to the inclusion of the results of businesses acquired in 2002 from their respective acquisition dates (Albecca—February 8, 2002, The Pampered Chef and CTB International—both October 31, 2002).

     2001 compared to 2000

     Revenues from the non-insurance businesses increased $7,725 million (86.8%) in 2001 as compared to 2000. Pre-tax earnings of $2,106 million during 2001 increased $706 million (50.4%) from the comparable 2000 amount. Business acquisitions, principally Shaw and the building products group, which were all completed during 2000 and 2001, account for much of the comparative revenue and earnings increases.

Purchase-Accounting Adjustments

     Purchase-accounting adjustments reflect the after-tax effect on net earnings with respect to the amortization of fair value adjustments to certain assets and liabilities recorded at various business acquisition dates. Prior to 2002, this amount also included the systematic amortization of goodwill.

     Effective January 1, 2002, Berkshire ceased amortizing goodwill of previously acquired businesses in accordance with the provisions of SFAS No. 142. See Note 7 to the Consolidated Financial Statements for additional information related to this new accounting standard. Purchase-accounting adjustments for 2001 and 2000 included $636 million and $548 million, respectively, of after-tax goodwill amortization. These amounts include Berkshire’s share of goodwill amortization charges taken by MidAmerican, with respect to Berkshire’s investments accounted for under the equity method.

     Other purchase-accounting adjustments consist primarily of the amortization of the excess of market value over historical cost of fixed maturity investments held by certain businesses at their acquisition dates. Berkshire included such excess in the cost of the investments and subsequently amortizes it over the remaining lives of the investments.

Realized Investment Gains

     Realized investment gains and losses have been a recurring element in Berkshire’s net earnings for many years. Such amounts — recorded when investments are: (1) sold; (2) other-than-temporarily impaired; or (3) marked-to-market with a corresponding gain or loss included in earnings — may fluctuate significantly from period to period, resulting in a meaningful effect on reported net earnings. However, the amount of realized gains in a given period has no practical analytical value, especially given the magnitude of unrealized gains existing in Berkshire’s consolidated investment portfolio.

     The Consolidated Statements of Earnings include after-tax realized investment gains of $383 million in 2002, $842 million in 2001 and $2,392 million in 2000. In 2002 and 2001, realized investment gains were net of after-tax losses of $373 million and $161 million related to charges for other-than-temporary impairments. Management evaluates investments for impairment as of each balance sheet date. Factors considered in determining whether an impairment charge is warranted include the length of time the unrealized loss has existed, the financial condition of the investee, future business prospects and creditworthiness of the investee, and Berkshire’s ability and intent to hold the investment until the value recovers. When an impairment charge is recorded, the cost of the investment is written down to fair value through a charge to earnings. Consequently, impairment charges related to essentially all of Berkshire’s investments produced no effect on total shareholders’ equity because these investments were already carried at fair value with the difference between fair value and cost included directly in shareholders’ equity as a component of accumulated other comprehensive income.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

     Berkshire’s balance sheet continues to reflect significant liquidity and a strong capital base. Consolidated shareholders’ equity at December 31, 2002 totaled $64.0 billion. Consolidated cash and invested assets, excluding assets of finance and financial products businesses, totaled approximately $80.8 billion at December 31, 2002 and $72.5 billion at December 31, 2001. During 2002, Berkshire deployed about $3.9 billion in internally generated cash for business acquisitions, including $1.3 billion of additional investments in MidAmerican Energy interest bearing trust preferred securities. During 2001 and 2000, additional cash of $8.5 billion was deployed in business acquisitions.

     Berkshire’s consolidated borrowings under investment agreements and other debt, excluding borrowings of finance businesses, totaled $4.8 billion at December 31, 2002 and $3.5 billion at December 31, 2001. The increase in borrowings during 2002 relates to pre-acquisition debt of Albecca Inc., which was acquired in February 2002, Berkshire’s issuance of the SQUARZ securities in May 2002, a net increase in Berkshire’s borrowings under investment agreements and increases in short-term borrowing by certain Berkshire subsidiaries. Albecca’s outstanding borrowings at December 31, 2002 primarily consisted of $135 million of 10.75% senior subordinated notes, due in August 2008. The notes are redeemable beginning in August 2003 and it is Berkshire’s intention to redeem the notes at that time. The SQUARZ securities consist of $400 million par amount of senior notes due in November 2007 together with warrants to purchase Berkshire Class A or Class B common stock, which expire in May 2007. A warrant premium is payable to Berkshire at an annual rate of 3.75% and interest is payable to note holders at a rate of 3.00%.

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

     Berkshire is contingently liable for the borrowings of Berkadia LLC through a primary guaranty of 90% of its debt and a secondary guaranty of the remaining 10% of Berkadia’s borrowings through Fleet Bank. At December 31, 2002, Berkadia’s unpaid loan balance was $2.175 billion. Through February 2003, the loan balance was subsequently reduced through prepayments to $1.725 billion.

     Assets of the finance and financial products businesses totaled $33.6 billion at December 31, 2002 and $41.6 billion at December 31, 2001. The overall decline reflects a decline in assets of BH Finance as a result of the liquidation of certain fixed income investments and $2.725 billion in repayments of Berkadia’s loan to FINOVA.

     Notes payable and other borrowings of Berkshire’s finance and financial products businesses totaled $4.5 billion at December 31, 2002 and $9.0 billion at December 31, 2001. These balances include Berkadia’s outstanding term loan of $2.175 billion at December 31, 2002 and $4.9 billion at December 31, 2001. The remaining decrease in finance business borrowings relates to decreases in notes payable and commercial paper borrowings by GRS.

     Berkshire believes that it currently maintains sufficient liquidity to cover its existing requirements and provide for contingent liquidity.

Market Risk Disclosures

     Berkshire’s Consolidated Balance Sheet includes a substantial amount of assets and liabilities whose fair values are subject to market risks. Berkshire’s significant market risks are primarily associated with interest rates and equity prices and to a lesser degree financial products. The following sections address the significant market risks associated with Berkshire’s business activities.

     Interest Rate Risk

     Berkshire’s management prefers to invest in equity securities or to acquire entire businesses based upon the principles discussed in the following section on equity price risk. When unable to do so, management may alternatively invest in bonds, loans or other interest rate sensitive instruments. Berkshire’s strategy is to acquire securities that are attractively priced in relation to the perceived credit risk. Management recognizes and accepts that losses may occur. Berkshire has historically utilized a modest level of corporate borrowings and debt. Further, Berkshire strives to maintain the highest credit ratings so that the cost of debt is minimized. Berkshire utilizes derivative products to manage interest rate risks to a very limited degree.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Interest Rate Risk (Continued)

     The fair values of Berkshire’s fixed maturity investments and notes payable and other borrowings will fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions.

     The following table summarizes the estimated effects of hypothetical increases and decreases in interest rates on assets and liabilities that are subject to interest rate risk. It is assumed that the changes occur immediately and uniformly to each category of instrument containing interest rate risks. The hypothetical changes in market interest rates do not reflect what could be deemed best or worst case scenarios. Variations in market interest rates could produce significant changes in the timing of repayments due to prepayment options available. For these reasons, actual results might differ from those reflected in the table. Dollars are in millions.

		Estimated Fair Value after
		Hypothetical Change in Interest Rates

		(bp=basis points)
		100 bp	100 bp	200 bp	300 bp
Insurance and other businesses	Fair Value	decrease	increase	increase	increase

As of December 31, 2002
Investments in securities with fixed maturities	$38,096	$40,411	$36,087	$34,129	$32,262
Notes payable and other borrowings	4,957	5,042	4,879	4,809	4,744

As of December 31, 2001
Investments in securities with fixed maturities	$36,219	$38,532	$33,969	$31,809	$29,820
Notes payable and other borrowings	3,624	3,708	3,545	3,474	3,407

Finance and financial products businesses *

As of December 31, 2002
Investments in securities with fixed maturities and loans and other receivables	$20,011	$20,152	$20,062	$19,779	$19,161
Notes payable and other borrowings **	17,205	17,285	17,080	17,000	16,930

As of December 31, 2001
Investments in securities with fixed maturities and loans and other receivables	$28,126	$28,545	$27,221	$26,140	$25,025
Notes payable and other borrowings **	26,373	26,451	26,307	26,244	26,186

*	Excludes General Re Securities – See Financial Products Risk section for discussion of risks associated with this business.

**	Includes securities sold under agreements to repurchase.

     Equity Price Risk

     Strategically, Berkshire strives to invest in businesses that possess excellent economics, with able and honest management and at sensible prices. Berkshire’s management prefers to invest a meaningful amount in each investee. Accordingly, Berkshire’s equity investments are concentrated in relatively few investees. At December 31, 2002, 68.9% of the total fair value of equity investments was concentrated in four investees.

     Berkshire’s preferred strategy is to hold equity investments for very long periods of time. Thus, Berkshire management is not necessarily troubled by short term equity price volatility with respect to its investments provided that the underlying business, economic and management characteristics of the investees remain favorable. Berkshire strives to maintain above average levels of shareholder capital to provide a margin of safety against short term equity price volatility.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Equity Price Risk (Continued)

     The carrying values of investments subject to equity price risks are based on quoted market prices or management’s estimates of fair value as of the balance sheet dates. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.

     The table below summarizes Berkshire’s equity price risks as of December 31, 2002 and 2001 and shows the effects of a hypothetical 30% increase and a 30% decrease in market prices as of those dates. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due both to the nature of equity markets and the aforementioned concentrations existing in Berkshire’s equity investment portfolio. Dollars are in millions.

			Estimated	Hypothetical
			Fair Value after	Percentage
		Hypothetical	Hypothetical	Increase (Decrease) in
	Fair Value	Price Change	Change in Prices	Shareholders’ Equity

As of December 31, 2002	$28,363	30% increase	$36,872	8.6
		30%decrease	19,854	(8.6)
As of December 31, 2001	$28,675	30%increase	$37,277	9.6
		30%decrease	20,072	(9.6)

     Financial Products Risk

     General Re Securities (“GRS”) operates as a dealer in various types of derivative instruments in conjunction with offering risk management products to its clients. As previously noted, in January 2002, it was announced that GRS would commence a long-term run off of its business. It is expected that the orderly run-off will take several years to complete. GRS monitors its market risk on a daily basis across all swap and option products by estimating the effect on operating results of potential changes in market variables over a one week period, based on historical market volatility, correlation data and informed judgment. This evaluation is performed on an individual trading book basis, against limits set by individual book, to a 99% probability level. GRS sets market risk limits for each type of risk, and for an aggregate measure of risk across all trading books, based on a 99% probability that movements in market rates will not affect the results from operations in excess of the risk limit over a one week period. GRS’s weekly aggregate market risk limit was $15 million in 2002. In 2002, weekly losses exceeded the estimated value at risk twice. There were no days during 2002 when the value at risk exceeded the aggregate limit. In addition to these daily and weekly assessments of risk, GRS prepares periodic stress tests to assess its exposure to extreme movements in various market risk factors.

     The table below shows the highest, lowest and average value at risk, as calculated using the above methodology, by broad category of market risk to which GRS is exposed over one week intervals. Dollars are in millions.

	2002

		Foreign				2001
	Interest Rate	Exchange Rate	Equity	Credit	All Risks	All Risks

Highest	$14	$7	$5	$2	$9	$14
Lowest	7	4	2	0	0	3
Average	9	5	3	1	4	7

     GRS evaluates and records a fair-value adjustment to recognize counterparty credit exposure and future costs associated with administering each contract. The expected credit exposure for each trade is initially established on the trade date and is estimated through the use of a proprietary credit exposure model that is based on historical default probabilities, market volatilities and, if applicable, the legal right of setoff. These exposures are continually monitored and adjusted due to changes in the credit quality of the counterparty, changes in interest and currency rates or changes in other factors affecting credit exposure. During 2002, GRS did not experience any credit losses.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

     In applying certain accounting policies, Berkshire’s management is required to make estimates and judgments regarding transactions that have occurred and ultimately will be settled several years in the future. Amounts recognized in the financial statements from such estimates are necessarily based on assumptions about numerous factors involving varying, and possibly significant, degrees of judgment and uncertainty. Accordingly, the amounts currently recorded in the financial statements may prove, with the benefit of hindsight, to be inaccurate. The balance sheet items most significantly affected by these estimates are property and casualty insurance and reinsurance related liabilities, invested assets where no market quotations are available and goodwill.

     Berkshire accrues liabilities for unpaid losses and loss adjustment expenses under property and casualty insurance and reinsurance contracts based upon estimates of the ultimate amounts payable under the contracts related to losses occurring on or before the balance sheet date. As of any balance sheet date, all claims have not yet been reported and some claims may not be reported for many years. As a result, the liability includes significant estimates for incurred-but-not-reported claims. Additionally, reported claims are in various stages of the settlement process. Each claim is settled individually based upon its merits and certain liability or workers’ compensation claims may take years to settle, especially if legal action is involved.

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

     Receivables recorded with respect to insurance losses ceded to other reinsurers under reinsurance contracts are estimated in a manner similar to liabilities for insurance losses and, therefore, are also subject to estimation error. In addition to the factors cited above, reinsurance recoverables may ultimately prove to be uncollectible if the reinsurer is unable to perform under the contract. Reinsurance contracts do not relieve the ceding company of its obligations to indemnify its own policyholders.

     Berkshire’s Consolidated Balance Sheet includes estimated liabilities for unpaid losses and loss adjustment expenses from property and casualty insurance and reinsurance contracts of $43.9 billion and reinsurance recoverables of $2.6 billion at December 31, 2002. Due to the inherent uncertainties in the process of establishing these amounts, the actual ultimate claims amounts will differ from the currently recorded estimated amounts. A small percentage change in estimates of this magnitude will result in a material effect on reported earnings. For instance, a 5% increase in the December 31, 2002 net estimate would produce a $2.1 billion charge to pre-tax earnings. Future effects from changes in these estimates will be recorded as a component of losses incurred in the period of the change.

     Berkshire records deferred charges as assets on its balance sheet with respect to liabilities assumed under retroactive reinsurance contracts. At the inception of these contracts the deferred charges represent the difference between the consideration received and the estimated ultimate liability for unpaid losses. The deferred charges are amortized as a component of losses incurred using the interest method over an estimate of the ultimate claim payment period. The deferred charge balance may be adjusted periodically to reflect new projections of the amount and timing of loss payments. Adjustments to these assumptions are applied retrospectively from the inception of the contract. Unamortized deferred charges totaled $3.4 billion at December 31, 2002. Significant changes in either the timing or ultimate amount of loss payments may have a significant effect on unamortized deferred charges and the amount of periodic amortization.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies (Continued)

     Berkshire’s Consolidated Balance Sheet as of December 31, 2002 includes goodwill of acquired businesses of approximately $22.3 billion. These amounts have been recorded as a result of Berkshire’s numerous prior business acquisitions accounted for under the purchase method. Prior to 2002, goodwill from each acquisition was generally amortized as a charge to earnings over periods not exceeding 40 years. Under SFAS No. 142, which was adopted by Berkshire as of January 1, 2002, periodic amortization ceased, in favor of an impairment-only accounting model.

     A significant amount of judgment is required in performing goodwill impairment tests. Such tests include periodically determining or reviewing the estimated fair value of Berkshire’s reporting units. Under SFAS No. 142, fair value refers to the amount for which the entire reporting unit may be bought or sold. There are several methods of estimating reporting unit values, including market quotations, asset and liability fair values and other valuation techniques, such as discounted cash flows and multiples of earnings or revenues. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then individual assets, including identifiable intangible assets and liabilities of the reporting unit are estimated at fair value. The excess of the estimated fair value of the reporting unit over the estimated fair value of net assets would establish the implied value of goodwill. The excess of the recorded amount of goodwill over the implied value is then charged to earnings as an impairment loss.

Forward-Looking Statements

     Investors are cautioned that certain statements contained in this document, as well as some statements by the Company in periodic press releases and some oral statements of Company officials during presentations about the Company, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, which include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or similar expressions. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Company actions, which may be provided by management are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about the Company, economic and market factors and the industries in which the Company does business, among other things. These statements are not guaranties of future performance and the Company has no specific intention to update these statements.

     Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause the Company’s actual performance and future events and actions to differ materially from such forward-looking statements, include, but are not limited to, changes in market prices of Berkshire’s significant equity investees, the occurrence of one or more catastrophic events, such as an earthquake or hurricane that causes losses insured by Berkshire’s insurance subsidiaries, changes in insurance laws or regulations, changes in Federal income tax laws, and changes in general economic and market factors that affect the prices of securities or the industries in which Berkshire and its affiliates do business, especially those affecting the property and casualty insurance industry.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     See “Market Risk Disclosures” contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders
Berkshire Hathaway Inc.

We have audited the accompanying consolidated balance sheets of Berkshire Hathaway Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of earnings, cash flows and changes in shareholders’ equity and comprehensive income for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Berkshire Hathaway Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As described in Note 7 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, effective January 1, 2002.

DELOITTE & TOUCHE LLP
March 6, 2003
Omaha, Nebraska

Item 8. Financial Statements and Supplementary Data

BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONSOLIDATED BALANCE SHEETS

(dollars in millions except per share amounts)

	December 31,

	2002	2001

ASSETS
Insurance and Other:
Cash and cash equivalents	$10,294	$5,313
Investments:
Securities with fixed maturities	38,096	36,219
Equity securities	28,363	28,675
Other investments	4,044	2,264
Insurance premiums receivable	6,228	5,571
Reinsurance recoverables on unpaid losses	2,623	2,957
Trade and other receivables	4,324	3,398
Inventories	3,030	2,213
Property, plant and equipment	5,407	4,776
Goodwill of acquired businesses	22,298	21,510
Deferred charges reinsurance assumed	3,379	3,232
Other	4,229	3,207

	132,315	119,335

Investments in MidAmerican Energy Holdings Company	3,651	1,826

Finance and Financial Products:
Cash and cash equivalents	2,454	1,185
Investments in securities with fixed maturities:
Available-for-sale	15,666	21,413
Held-to-maturity	1,019	1,461
Trading	168	2,252
Trading account assets	6,582	5,561
Loans and other receivables	3,863	6,262
Other	3,826	3,457

	33,578	41,591

	$169,544	$162,752

See accompanying Notes to Consolidated Financial Statements

Item 8. Financial Statements and Supplementary Data

BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONSOLIDATED BALANCE SHEETS

(dollars in millions except per share amounts)

	December 31,

	2002	2001

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Losses and loss adjustment expenses	$43,925	$40,716
Unearned premiums	6,694	4,814
Life and health insurance benefits	2,642	2,058
Other policyholder liabilities	4,218	3,319
Accounts payable, accruals and other liabilities	5,053	4,249
Income taxes	8,051	7,021
Notes payable and other borrowings	4,807	3,485

	75,390	65,662

Finance and Financial Products:
Securities sold under agreements to repurchase	13,789	21,465
Trading account liabilities	7,274	4,803
Notes payable and other borrowings	4,481	9,019
Other	3,182	2,504

	28,726	37,791

Total liabilities	104,116	103,453

Minority shareholders’ interests	1,391	1,349

Shareholders’ equity:
Common stock:*
Class A common stock, $5 par value and Class B common stock, $0.1667 par value	8	8
Capital in excess of par value	26,028	25,607
Accumulated other comprehensive income	14,271	12,891
Retained earnings	23,730	19,444

Total shareholders’ equity	64,037	57,950

	$169,544	$162,752

*	Class B common stock has economic rights equal to one-thirtieth (1/30) of the economic rights of Class A common stock. Accordingly, on an equivalent Class A common stock basis, there are 1,534,657 shares outstanding at December 31, 2002 versus 1,528,217 shares outstanding at December 31, 2001.

See accompanying Notes to Consolidated Financial Statements

Item 8. Financial Statements and Supplementary Data

BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in millions except per share amounts)

	Year Ended December 31,

	2002	2001	2000

Revenues:
Insurance and Other:
Insurance premiums earned	$19,182	$17,905	$19,343
Sales and service revenues	17,347	14,902	7,361
Interest, dividend and other investment income	3,061	2,815	2,725
Realized investment gains	637	1,363	3,955

	40,227	36,985	33,384

Finance and Financial Products:
Interest income	1,497	1,377	910
Other	629	281	595

	2,126	1,658	1,505

	42,353	38,643	34,889

Cost and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	15,269	18,398	17,332
Insurance underwriting expenses	4,324	3,574	3,632
Cost of sales and services	12,077	10,446	4,893
Selling, general and administrative expenses	3,310	3,000	1,703
Goodwill amortization	—	572	715
Interest expense	194	209	144

	35,174	36,199	28,419

Finance and Financial Products:
Interest expense	531	759	772
Other	530	331	177

	1,061	1,090	949

	36,235	37,289	29,368

Earnings before income taxes and equity in net earnings of MidAmerican Energy Holdings Company	6,118	1,354	5,521
Equity in net earnings of MidAmerican Energy Holdings Company	317	115	66

Earnings before income taxes and minority interest	6,435	1,469	5,587
Income taxes	2,134	620	2,018
Minority interest	15	54	241

Net earnings	$4,286	$795	$3,328

Average common shares outstanding *	1,533,294	1,527,234	1,522,933
Net earnings per common share *	$2,795	$521	$2,185

*	Average shares outstanding include average Class A common shares and average Class B common shares determined on an equivalent Class A common stock basis. Net earnings per common share shown above represents net earnings per equivalent Class A common share. Net earnings per Class B common share is equal to one-thirtieth (1/30) of such amount or $93 per share for 2002, $17 per share for 2001, and $73 per share for 2000.

See accompanying Notes to Consolidated Financial Statements

Item 8. Financial Statements and Supplementary Data

BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	Year Ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net earnings	$4,286	$795	$3,328
Adjustments to reconcile net earnings to cash flows from operating activities:
Realized investment gains	(637)	(1,363)	(3,955)
Depreciation and amortization	811	1,076	997
Changes in assets and liabilities before effects from business acquisitions:
Losses and loss adjustment expenses	3,209	7,571	5,976
Deferred charges reinsurance assumed	(147)	(498)	(1,075)
Unearned premiums	1,880	929	97
Receivables	(896)	219	(3,062)
Accounts payable, accruals and other liabilities	1,062	(339)	660
Finance businesses operating activities	2,720	(1,083)	(1,126)
Income taxes	195	(329)	757
Other	(1,280)	(404)	350

Net cash flows from operating activities	11,203	6,574	2,947

Cash flows from investing activities:
Purchases of securities with fixed maturities	(17,797)	(16,475)	(16,550)
Purchases of equity securities	(1,756)	(1,075)	(4,145)
Proceeds from sales of securities with fixed maturities	9,126	8,470	13,119
Proceeds from redemptions and maturities of securities with fixed maturities	7,974	4,305	2,530
Proceeds from sales of equity securities	1,406	3,881	6,870
Loans and investments originated in finance businesses	(840)	(9,502)	(857)
Principal collection on loans and investments originated in finance businesses	3,974	4,126	1,142
Acquisitions of businesses, net of cash acquired	(2,620)	(4,697)	(3,798)
Other	(846)	(727)	(582)

Net cash flows from investing activities	(1,379)	(11,694)	(2,271)

Cash flows from financing activities:
Proceeds from borrowings of finance businesses	211	6,288	120
Proceeds from other borrowings	1,472	824	681
Repayments of borrowings of finance businesses	(3,802)	(865)	(274)
Repayments of other borrowings	(774)	(798)	(806)
Change in short term borrowings of finance businesses	(1,207)	826	500
Changes in other short term borrowings	380	(377)	324
Other	146	116	(75)

Net cash flows from financing activities	(3,574)	6,014	470

Increase in cash and cash equivalents	6,250	894	1,146
Cash and cash equivalents at beginning of year	6,498	5,604	4,458

Cash and cash equivalents at end of year *	$12,748	$6,498	$5,604

* Cash and cash equivalents at end of year are comprised of the following:
Insurance and Other	$10,294	$5,313	$5,263
Finance and Financial Products	2,454	1,185	341

	$12,748	$6,498	$5,604

See accompanying Notes to Consolidated Financial Statements

Item 8. Financial Statements and Supplementary Data

BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

(dollars in millions)

	Year Ended December 31,

	2002	2001	2000

Class A & B Common Stock
Balance at beginning and end of year	$8	$8	$8

Capital in Excess of Par Value
Balance at beginning of year	$25,607	$25,524	$25,209
Common stock issued in connection with business acquisitions	324	—	224
Exercise of stock options issued in connection with business acquisitions and SQUARZ warrant premiums	97	83	91

Balance at end of year	$26,028	$25,607	$25,524

Retained Earnings
Balance at beginning of year	$19,444	$18,649	$15,321
Net earnings	4,286	795	3,328

Balance at end of year	$23,730	$19,444	$18,649

Accumulated Other Comprehensive Income
Unrealized appreciation of investments	$2,859	$(5,708)	$4,406
Applicable income taxes and minority interests	(1,041)	2,039	(1,586)
Reclassification adjustment for appreciation included in net earnings	(637)	(1,363)	(3,955)
Applicable income taxes and minority interests	232	493	1,563
Foreign currency translation adjustments and other	272	(114)	(157)
Applicable income taxes and minority interests	(55)	24	49
Minimum pension liability adjustment	(279)	(35)	—
Applicable income taxes and minority interests	29	12	—

Other comprehensive income (loss)	$1,380	$(4,652)	$320
Accumulated other comprehensive income at beginning of year	12,891	17,543	17,223

Accumulated other comprehensive income at end of year	$14,271	$12,891	$17,543

Comprehensive Income
Net earnings	$4,286	$795	$3,328
Other comprehensive income (loss)	1,380	(4,652)	320

Total comprehensive income (loss)	$5,666	$(3,857)	$3,648

See accompanying Notes to Consolidated Financial Statements

Item 8. Financial Statements and Supplementary Data

BERKSHIRE HATHAWAY INC.
and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

(1)	Significant accounting policies and practices

(a)	Nature of operations and basis of consolidation

Berkshire Hathaway Inc. (“Berkshire” or “Company”) is a holding company owning subsidiaries engaged in a number of diverse business activities. The most important of these are property and casualty insurance businesses conducted on both a primary and reinsurance basis. Further information regarding these businesses and Berkshire’s other reportable business segments is contained in Note 18. Berkshire initiated and/or consummated a number of business acquisitions over the past three years which are discussed in Notes 2 and 3.

The accompanying Consolidated Financial Statements include the accounts of Berkshire consolidated with the accounts of all of its subsidiaries and affiliates, including special purpose entities that Berkshire controls as of the financial statement date. Normally control reflects the ownership of majority voting interests. However, control can be attained when less than a majority voting interest is held. Factors considered in determining whether control exists include whether Berkshire provides significant financial support as a result of its authority to purchase or sell assets or make other operating decisions that significantly affect the entity’s results of operations or whether Berkshire bears a majority of the financial risks. Intercompany accounts and transactions have been eliminated. Certain amounts in 2001 and 2000 have been reclassified to conform with the current year presentation.

(b)	Use of estimates in preparation of financial statements

The preparation of the Consolidated Financial Statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. In particular, estimates of unpaid losses and loss adjustment expenses and related recoverables under reinsurance for property and casualty insurance are subject to considerable estimation error due to the inherent uncertainty in projecting ultimate claim amounts that will be reported and settled over a period of many years. In addition, estimates and assumptions associated with the amortization of deferred charges reinsurance assumed, the determination of fair value of invested assets and related impairments, and the determination of goodwill impairments require considerable judgement by management. Actual results may differ from the estimates and assumptions used in preparing the Consolidated Financial Statements.

(c)	Cash equivalents

Cash equivalents consist of funds invested in money market accounts and in investments with a maturity of three months or less when purchased.

(d)	Investments

Berkshire’s management determines the appropriate classifications of investments in securities with fixed maturities and equity securities at the time of acquisition and re-evaluates the classifications at each balance sheet date. Berkshire’s investments in fixed maturity and equity securities are primarily classified as available-for-sale, except for certain investments which are classified as held-to-maturity. Held-to-maturity investments are carried at amortized cost, reflecting Berkshire’s intent and ability to hold the securities to maturity. Available-for-sale securities are stated at fair value with net unrealized gains or losses reported as a component of accumulated other comprehensive income.

Realized gains and losses, which arise when available-for-sale investments are sold (as determined on a specific identification basis) or other-than-temporarily impaired are included in the Consolidated Statements of Earnings. Berkshire reviews investments classified as held-to-maturity or available-for-sale as of each balance sheet date with respect to investments of an issuer carried at a net unrealized loss. If in management’s judgement, the decline in value is other-than-temporary, the cost of the investment is written down to fair value with a corresponding charge to earnings. Factors considered in determining whether an impairment exists include: the financial condition, business prospects and creditworthiness of the issuer, the length of time that the asset value has been less than cost, and Berkshire’s ability and intent to hold such investments until the fair value recovers.

Item 8. Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements (Continued)

(1)	Significant accounting policies and practices (Continued)

(d)	Investments (Continued)

Other investments include investments in commodities, limited partnerships, and equity warrants, which are carried at fair value in the accompanying Consolidated Balance Sheets. Realized and unrealized gains and losses associated with these investments are included in the Consolidated Statements of Earnings as a component of realized investment gains. Other investments also include commercial loans, which are carried at amortized cost.

Berkshire utilizes the equity method of accounting with respect to investments where it exercises significant influence, but not control, over the policies of the investee. A voting interest of at least 20% and no greater than 50% is normally a prerequisite for utilizing the equity method. However Berkshire may apply the equity method with less than 20% voting interests based upon the facts and circumstances including representation on the Board of Directors, contractual veto or approval rights, participation in policy making processes, the existence or absence of other significant owners and the expected duration of the investment. Berkshire applies the equity method to investments in common stock and investments in preferred stock when such preferred stock possesses substantially identical subordinated interests to common stock.

In applying the equity method, investments are recorded at cost and subsequently increased or decreased by the proportionate share of net earnings or losses of the investee. Berkshire also records its proportionate share of other comprehensive income items of the investee as a component of its comprehensive income. Dividends or other equity distributions are recorded as a reduction of the investment. In the event that net losses of the investee have reduced the equity method investment to zero, additional net losses may be recorded if additional investments in the investee are at-risk, even if Berkshire has not committed to provide financial support to the investee. Berkshire bases such additional equity method loss amounts, if any, on the change in its claim on the investee’s book value.

(e)	Finance and financial products

Certain Berkshire finance affiliates utilize derivative instruments as risk management tools. Such instruments include interest rate, currency and equity swaps and options, interest rate caps and floors, futures and forward contracts and foreign exchange contracts. Trading account assets and liabilities are marked-to-market on a daily basis and represent the estimated fair values of derivatives in net gain positions (assets) and in net loss positions (liabilities) and reflect reductions permitted under master netting agreements with counterparties. The fair values of these instruments represent the present value of expected future cash flows under the contract, which is a function of underlying interest rates, currency rates, security values, related volatility, the creditworthiness of counterparties and duration of the contract. Future changes in these factors or a combination thereof may affect the fair value of these instruments. Changes in fair value of trading account assets and liabilities during the period are included in the Consolidated Statements of Earnings. The carrying values of trading account assets and trading account liabilities reflect a net decrease of $19.1 billion at December 31, 2002 and $17.5 billion at December 31, 2001 as a result of the netting arrangements.

Securities purchased under agreements to resell (assets) and securities sold under agreements to repurchase (liabilities) are accounted for as collateralized investments and borrowings and are recorded at the contractual resale or repurchase amounts. Other investment securities owned and liabilities associated with investment securities sold but not yet purchased are carried at fair value. Loans and finance receivables are principally commercial and consumer loans, which are carried at amortized cost.

(f)	Inventories

Inventories are stated at the lower of cost or market. Cost with respect to manufactured goods includes raw materials, direct and indirect labor and factory overhead. As of December 31, 2002, approximately 44% of the total inventory cost was determined using the last-in-first-out (“LIFO”) method, 33% using the first-in-first-out (“FIFO”) method, with the remainder using the specific identification method. With respect to inventories carried at LIFO cost, the aggregate difference in value between LIFO cost and cost determined under FIFO methods was not material as of December 31, 2002 and December 31, 2001.

Item 8. Financial Statements and Supplementary Data

(1) Significant accounting policies and practices (Continued)

(g)	Property, plant and equipment

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

(h)	Goodwill of acquired businesses

Goodwill of acquired businesses represents the difference between purchase cost and the fair value of net assets of acquisitions accounted for under the purchase method. Prior to 2002, goodwill from each acquisition was generally amortized as a charge to earnings over periods not exceeding 40 years, and was reviewed for impairment if conditions were identified that indicated possible impairment.

Effective January 1, 2002, Berkshire adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 eliminated the periodic amortization of goodwill in favor of an accounting model that is based solely upon impairment tests. Goodwill is reviewed for impairment using a variety of methods at least annually, and impairments, if any, are charged to operating earnings.

(i)	Revenue recognition

Insurance premiums for prospective property/casualty insurance and reinsurance and health reinsurance policies are earned in proportion to the level of insurance protection provided. In most cases, premiums are recognized as revenues ratably over their terms with unearned premiums computed on a monthly or daily pro rata basis. Premium adjustments on contracts and audit premiums are based on estimates made over the contract period. Consideration received for retroactive reinsurance policies is recognized as premiums earned at the inception of the contracts. Premiums for life reinsurance contracts are earned when due. Premiums earned are stated net of amounts ceded to reinsurers.

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

(j)	Insurance premium acquisition costs

Certain costs of acquiring insurance premiums are deferred, subject to ultimate recoverability, and charged to income as the premiums are earned. Acquisition costs consist of commissions, premium taxes, advertising and other underwriting costs. The recoverability of premium acquisition costs, generally, reflects anticipation of investment income. The unamortized balances of deferred premium acquisition costs are included in other assets and were $1,303 million and $1,029 million at December 31, 2002 and 2001, respectively.

(k)	Losses and loss adjustment expenses

Liabilities for unpaid losses and loss adjustment expenses represent estimated claim and claim settlement costs of property/casualty insurance and reinsurance contracts with respect to losses that have occurred as of the balance sheet date. The liabilities for losses and loss adjustment expenses are recorded at the estimated ultimate payment amounts, except that amounts arising from certain reinsurance businesses are discounted as discussed below. Estimated ultimate payment amounts are based upon (1) individual case estimates, (2) reports of losses from ceding insurers and (3) estimates of incurred but not reported (“IBNR”) losses.

The estimated liabilities of workers’ compensation claims assumed under reinsurance contracts and liabilities assumed under structured settlement reinsurance contracts are carried in the Consolidated Balance Sheets at discounted amounts. Discounted amounts pertaining to workers’ compensation risks are based upon an annual discount rate of 4.5%, which is the same discount rate used under statutory accounting principles. The discounted amounts for structured settlement reinsurance contracts are based upon the prevailing market discount rates when the contracts were written and range from 5% to 13%. Payments under such contracts are characterized as fixed and determinable. The periodic discount accretion is included in the Consolidated Statements of Earnings as a component of losses and loss adjustment expenses.

Item 8. Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements (Continued)

(1)	Significant accounting policies and practices (Continued)

(l)	Deferred charges reinsurance assumed

The excess of estimated liabilities for claims and claim costs over the consideration received with respect to retroactive property and casualty reinsurance contracts that provide for indemnification of insurance risk is established as a deferred charge at inception of such contracts. The deferred charges are subsequently amortized using the interest method over the expected claim settlement periods. The periodic amortization charges are reflected in the accompanying Consolidated Statements of Earnings as losses and loss adjustment expenses.

Changes to the timing and amount of estimated loss payments produce changes in the unamortized deferred charge balance. Such changes in estimates are accounted for under the retrospective method with the net effect included in amortization expense in the period of the change.

(m)	Reinsurance

Provisions for losses and loss adjustment expenses are reported in the accompanying Consolidated Statements of Earnings after deducting amounts recovered and estimates of amounts recoverable under reinsurance contracts. Reinsurance contracts do not relieve the ceding company of its obligations to indemnify policyholders with respect to the underlying insurance and reinsurance contracts.

(n)	Foreign currency

The accounts of several foreign-based subsidiaries are measured using the local currency as the functional currency. Revenues and expenses of these businesses are translated into U.S. dollars at the average exchange rate for the period. Assets and liabilities are translated at the exchange rate as of the end of the reporting period. Gains or losses from translating the financial statements of foreign-based operations are included in shareholders’ equity as a component of accumulated other comprehensive income. Gains and losses arising from other transactions denominated in a foreign currency are included in the Consolidated Statements of Earnings.

(o)	Deferred income taxes

Deferred income taxes are calculated under the liability method. Deferred tax assets and liabilities are recorded based on differences between the financial statement and tax bases of assets and liabilities at the enacted tax rates. Changes in deferred income tax assets and liabilities that are associated with components of other comprehensive income, primarily unrealized investment gains are charged or credited directly to other comprehensive income. Otherwise, changes in deferred income tax assets and liabilities are included as a component of income tax expense.

(p)	Accounting pronouncements to become effective subsequent to December 31, 2002

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143 “Accounting for Asset Retirement Obligations,” which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 became effective for Berkshire on January 1, 2003.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 generally requires that costs associated with an exit or disposal activity be recognized as liabilities when incurred, rather than the date of commitment to an exit plan, and it establishes that fair value is the standard for initial measurement of such liabilities. SFAS 146 applies to exit or disposal activities that are initiated after December 31, 2002.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of annual periods ending after December 31, 2002.

The adoption of SFAS 143, SFAS 146 and FIN 45 is not expected to have a material effect on Berkshire’s consolidated financial position or results of operations.

Item 8. Financial Statements and Supplementary Data

(1)	Significant accounting policies and practices (Continued)

(p)	Accounting pronouncements to become effective subsequent to December 31, 2002 (Continued)

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which addresses the consolidation of certain entities (“variable interest entity”) when control exists through other than voting interests. FIN 46 requires that a variable interest entity be consolidated by the holder of the majority of the risks and rewards associated with the activities of the variable interest entity. FIN 46 is effective immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to February 1, 2003, FIN 46 is effective for the first interim period beginning after June 15, 2003, and may be applied retroactively or prospectively. Berkshire has not completed its assessment of FIN 46. However, based on a preliminary review, Berkshire believes that its investment in Value Capital L.P., currently accounted for under the equity method, will be subject to consolidation in accordance with the guidelines established by FIN 46 (see Note 9).

(2)	Significant business acquisitions

     Berkshire’s long-held acquisition strategy is to purchase businesses with consistent earning power, good returns on equity, able and honest management and at sensible prices. Businesses with these characteristics typically have market values that exceed net asset value, thus producing goodwill for accounting purposes.

     During 2002, Berkshire completed five business acquisitions for cash consideration of approximately $2.3 billion in the aggregate. Information concerning these acquisitions follows.

     Albecca Inc. (“Albecca”)

     On February 8, 2002, Berkshire acquired all of the outstanding shares of Albecca. Albecca designs, manufactures and distributes a complete line of high-quality custom picture framing products primarily under the Larson-Juhl name.

     Fruit of the Loom (“FOL”)

     On April 30, 2002, Berkshire acquired the basic apparel business of Fruit of the Loom, LTD. FOL is a leading vertically integrated basic apparel company manufacturing and marketing underwear, activewear, casualwear and childrenswear. FOL operates on a worldwide basis and sells its products principally in North America under the Fruit of the Loom and BVD brand names.

     Garan, Incorporated (“Garan”)

     On September 4, 2002, Berkshire acquired all of the outstanding common stock of Garan. Garan is a leading manufacturer of children’s, women’s, and men’s apparel bearing the private labels of its customers as well as several of its own trademarks, including GARANIMALS.

     CTB International (“CTB”)

     On October 31, 2002, Berkshire acquired all of the outstanding shares of CTB, a manufacturer of equipment and systems for the poultry, hog, egg production and grain industries.

     The Pampered Chef, LTD (“The Pampered Chef”)

     On October 31, 2002, Berkshire acquired The Pampered Chef, LTD. The Pampered Chef is the largest branded kitchenware company and the largest direct seller of housewares in the U.S.

     In addition, Berkshire completed four business acquisitions during 2001. Information concerning these acquisitions follows.

     Shaw Industries, Inc. (“Shaw”)

     On January 8, 2001, Berkshire acquired approximately 87.3% of the common stock of Shaw for $19 per share, or $2.1 billion in total. Robert E. Shaw, Chairman and CEO of Shaw, Julian D. Saul, President of Shaw, certain family members and related family interests of Messrs. Shaw and Saul, and certain other Shaw directors and members of management acquired the remaining 12.7% interest. In January 2002, Berkshire acquired the remaining shares in exchange for 4,505 shares of Berkshire Class A common stock and 7,063 shares of Class B common stock. The aggregate market value of Berkshire stock issued was approximately $324 million.

     Shaw is the world’s largest manufacturer of tufted broadloom carpet and rugs for residential and commercial applications throughout the U.S. Shaw markets its residential and commercial products under a variety of brand names.

     Johns Manville Corporation (“Johns Manville”)

     On February 27, 2001, Berkshire acquired all of the outstanding shares of Johns Manville for $13 per share, or $1.8 billion in total. Johns Manville is a leading manufacturer of insulation and building products. Johns Manville manufactures and markets products for building and equipment insulation, commercial and industrial roofing systems, high-efficiency filtration media, and fibers and non-woven mats used as reinforcements in building and industrial applications.

Item 8. Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements (Continued)

(2)	Significant business acquisitions (Continued)

     MiTek Inc. (“MiTek”)

     On July 31, 2001, Berkshire acquired a 90% interest in MiTek for approximately $400 million. Existing MiTek management acquired the remaining 10% interest. MiTek produces steel connector products, design engineering software and ancillary services for the building components market.

     XTRA Corporation (“XTRA”)

     On September 20, 2001, Berkshire acquired all of the outstanding shares of XTRA for approximately $578 million. XTRA is a leading operating lessor of transportation equipment, including over-the-road trailers, marine containers and intermodal equipment.

     Berkshire completed five acquisitions in 2000. Aggregate consideration paid for the five business acquisitions consummated in 2000 totaled $2,370 million, consisting of $2,146 million in cash and the remainder in Berkshire Class A and Class B common stock. Information concerning these acquisitions follows.

     On February 18, 2000, Wesco Financial Corporation, an 80.1% owned subsidiary of Berkshire, acquired CORT Business Services Corporation, a leading national provider of rental furniture, accessories and related services in the “rent-to-rent” segment of the furniture industry. On July 3, 2000, Berkshire acquired Ben Bridge Jeweler, a leading operator of upscale jewelry stores based in major shopping malls in the Western U.S. On August 1, 2000, Berkshire acquired Justin Industries, Inc., a leading manufacturer and producer of face brick, concrete masonry products and ceramic and marble floor and wall tile (Acme Brick) and a leading manufacturer of Western footwear under a number of brand names (Justin Brands). On August 8, 2000, Berkshire acquired U.S. Investment Corporation, the parent of the United States Liability Insurance Group, one of the premier U.S. writers of specialty insurance. On December 18, 2000, Berkshire acquired Benjamin Moore & Co., a formulator, manufacturer and retailer of a broad range of architectural and industrial coatings, available principally in the U.S. and Canada.

     The results of operations for each of the entities acquired are included in Berkshire’s consolidated results of operations from the effective date of each acquisition. The following table sets forth certain unaudited consolidated earnings data for 2002 and 2001, as if each of the acquisitions discussed above were consummated on the same terms at the beginning of each year. Dollars are in millions, except per share amounts.

	2002	2001

Total revenues	$43,634	$42,120
Net earnings	4,402	997
Earnings per equivalent Class A common share	2,870	651

(3)	Investments in MidAmerican Energy Holdings Company

     On March 14, 2000, Berkshire acquired 900,942 shares of common stock and 34,563,395 shares of convertible preferred stock of MidAmerican Energy Holdings Company (“MidAmerican”) for $35.05 per share, or approximately $1.24 billion in the aggregate. During 2002, Berkshire acquired an additional 6,700,000 shares of convertible preferred stock for $402 million. Such investments currently give Berkshire about a 9.7% voting interest and an 83.4% economic interest in the equity of MidAmerican (80.2% on a fully diluted basis). Berkshire and certain of its subsidiaries have also acquired approximately $1,728 million of 11% non-transferable trust preferred securities, of which $455 million were acquired in 2000 and $1,273 million were acquired in 2002. Mr. Walter Scott, Jr., a member of Berkshire’s Board of Directors, controls approximately 86% of the voting interest in MidAmerican.

     MidAmerican is a U.S. based global energy company whose principal businesses are regulated electric and natural gas utilities, regulated interstate natural gas transmission and electric power generation. Through its subsidiaries it owns and operates a combined electric and natural gas utility company in the U.S., two natural gas pipeline companies in the U.S., two electricity distribution companies in the United Kingdom and a diversified portfolio of domestic and international electric power projects. It also owns the second largest residential real estate brokerage firm in the U.S.

     While the convertible preferred stock does not vote generally with the common stock in the election of directors, the convertible preferred stock gives Berkshire the right to elect 20% of MidAmerican’s Board of Directors. The convertible preferred stock is convertible into common stock only upon the occurrence of specified events, including modification or elimination of the Public Utility Holding Company Act of 1935 so that holding company registration would not be triggered by conversion. Additionally, the prior approval of the holders of convertible preferred stock is required for certain fundamental transactions by MidAmerican. Such transactions include, among others: a) significant asset sales or dispositions; b) merger transactions; c) significant business acquisitions or capital expenditures; d) issuances or repurchases of equity securities and e) the removal or appointment of the Chief Executive Officer. Through its investments in common and convertible preferred stock of MidAmerican, Berkshire has the ability to exercise significant influence on the operations of MidAmerican.

Item 8. Financial Statements and Supplementary Data

(3)	Investments in MidAmerican Energy Holdings Company (Continued)

     MidAmerican’s Articles of Incorporation further provide that the convertible preferred shares: a) are not mandatorily redeemable by MidAmerican or at the option of the holder; b) participate in dividends and other distributions to common shareholders as if they were common shares and otherwise possess no dividend rights; c) are convertible into common shares on a 1 for 1 basis, as adjusted for splits, combinations, reclassifications and other capital changes by MidAmerican and d) upon liquidation, except for a de minimus first priority distribution of $1 per share, share ratably with the shareholders of common stock. Further, the aforementioned dividend and distribution arrangements cannot be modified without the positive consent of the preferred shareholders. Accordingly, the convertible preferred stock is, in substance, a substantially identical subordinate interest to a share of common stock and economically equivalent to common stock. Therefore, Berkshire is accounting for its investments in common and convertible preferred stock of MidAmerican pursuant to the equity method.

     Berkshire’s aggregate investments in MidAmerican are included in the Consolidated Balance Sheets as Investments in MidAmerican Energy Holdings Company, and include the common and convertible preferred stock investments accounted for pursuant to the equity method totaling $1,923 million at December 31, 2002 and $1,371 million at December 31, 2001. The 11% non-transferable trust preferred securities are classified as held-to-maturity and are carried at cost.

     Condensed consolidated balance sheets of MidAmerican are as follows. Amounts are in millions.

	December 31,	December 31,
	2002	2001

Assets:
Properties, plants, contracts and equipment, net	$9,810	$6,537
Goodwill	4,258	3,639
Other assets	3,948	2,450

	$18,016	$12,626

Liabilities and shareholders’ equity:
Term debt	$9,952	$7,163
Redeemable securities held by Berkshire	1,728	455
Redeemable securities held by others	429	554
Other liabilities and minority interests	3,613	2,746

	15,722	10,918
Shareholders’ equity	2,294 *	1,708

	$18,016	$12,626

*	Shareholders’ equity was reduced during 2002 by a net charge to other comprehensive income of $177 million, consisting of a minimum pension liability charge of $313 million net of a credit of $136 million related primarily to a foreign currency translation adjustment.

     Condensed consolidated statements of earnings of MidAmerican for the years ending December 31, 2002 and 2001 and for the period March 14, 2000 through December 31, 2000 are as follows. Amounts are in millions.

	2002	2001	2000

Revenues	$4,968	$4,973	$4,013

Costs and expenses:
Cost of sales and operating expenses	3,189	3,522	3,100
Depreciation and amortization	526	539	383
Interest expense — securities held by Berkshire	118	50	40
Other interest expense	640	443	336

	4,473	4,554	3,859

Earnings before taxes	495	419	154
Income taxes and minority interests	115	276	73

Net earnings	$380	$143	$81

Item 8. Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements (Continued)

(4)	Investments in securities with fixed maturities

     Investments in securities with fixed maturities as of December 31, 2002 and 2001 are shown below (in millions).

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2002
Insurance and other:
Available-for-sale:
Obligations of U.S. Treasury, U.S. government corporations and agencies	$9,091	$966	$—	$10,057
Obligations of states, municipalities and political subdivisions	6,346	280	(1)	6,625
Obligations of foreign governments	3,813	92	(2)	3,903
Corporate bonds	10,007	1,031	(114)	10,924
Redeemable preferred stocks	113	10	(4)	119
Mortgage-backed securities	6,155	321	(8)	6,468

	$35,525	$2,700	$(129)	$38,096

Finance and financial products:
Available-for-sale:
Obligations of U.S. Treasury, U.S. government corporations and agencies	$3,543	$331	$—	$3,874
Corporate bonds	1,261	40	(10)	1,291
Mortgage-backed securities	10,202	299	—	10,501

	$15,006	$670	$(10)	$15,666

Held-to-maturity, mortgage-backed securities	$1,019	$178	$—	$1,197

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2001
Insurance and other:
Available-for-sale:
Obligations of U.S. Treasury, U.S. government corporations and agencies	$8,969	$62	$(212)	$8,819
Obligations of states, municipalities and political subdivisions	7,390	98	(43)	7,445
Obligations of foreign governments	2,460	55	(15)	2,500
Corporate bonds	5,802	427	(498)	5,731
Redeemable preferred stocks	93	1	(4)	90
Mortgage-backed securities	11,379	257	(2)	11,634

	$36,093	$900	$(774)	$36,219

Finance and financial products:
Available-for-sale:
Obligations of U.S. Treasury, U.S. government corporations and agencies	$2,944	$—	$(47)	$2,897
Corporate bonds	1,169	—	(26)	1,143
Mortgage-backed securities	17,364	33	(24)	17,373

	$21,477	$33	$(97)	$21,413

Held-to-maturity, mortgage-backed securities	$1,461	$92	$(17)	$1,536

Item 8. Financial Statements and Supplementary Data

(4)	Investments in securities with fixed maturities (Continued)

     Shown below are the amortized cost and estimated fair values of securities with fixed maturities at December 31, 2002, by contractual maturity dates. Actual maturities will differ from contractual maturities because issuers of certain of the securities retain early call or prepayment rights. Amounts are in millions.

	Amortized	Fair
	Cost	Value

Due in one year or less	$4,184	$4,301
Due after one year through five years	7,601	7,995
Due after five years through ten years	9,881	10,850
Due after ten years	12,508	13,647

	34,174	36,793
Mortgage-backed securities	17,376	18,166

	$51,550	$54,959

(5)	Investments in equity securities

     Data with respect to investments in equity securities are shown below. Amounts are in millions.

		Unrealized	Fair
	Cost	Gains(2)	Value

December 31, 2002
Common stock of:
American Express Company(1)	$1,470	$3,889	$5,359
The Coca-Cola Company	1,299	7,469	8,768
The Gillette Company	600	2,315	2,915
Wells Fargo & Company	306	2,191	2,497
Other equity securities	5,489	3,335	8,824

	$9,164	$19,199	$28,363

December 31, 2001
Common stock of:
American Express Company(1)	$1,470	$3,940	$5,410
The Coca-Cola Company	1,299	8,131	9,430
The Gillette Company	600	2,606	3,206
Wells Fargo & Company	306	2,009	2,315
Other equity securities	4,868	3,446	8,314

	$8,543	$20,132	$28,675

(1) Common shares of American Express Company (“AXP”) owned by Berkshire and its subsidiaries possessed approximately 11.5% of the voting rights of all AXP shares outstanding at December 31, 2002. The shares are held subject to various agreements which, generally, prohibit Berkshire from (i) unilaterally seeking representation on the Board of Directors of AXP and (ii) possessing 17% or more of the aggregate voting securities of AXP. Berkshire has entered into an agreement with AXP which will remain effective so long as Berkshire owns 5% or more of AXP’s voting securities. The agreement obligates Berkshire, so long as Kenneth Chenault is chief executive officer of AXP, to vote its shares in accordance with the recommendations of AXP’s Board of Directors. Additionally, subject to certain exceptions, Berkshire has agreed not to sell AXP common shares to any person who owns 5% or more of AXP voting securities or seeks to control AXP, without the consent of AXP.

(2) Net of unrealized losses of $406 million and $143 million as of December 31, 2002 and 2001, respectively.

Item 8. Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements (Continued)

(6)	Realized investment gains (losses)

     Realized gains (losses) from sales and redemptions of investments are summarized below (in millions). Realized losses include impairment charges of $574 million and $247 million in 2002 and 2001, respectively.

	2002	2001	2000

Equity securities and other investments —
Gross realized gains	$787	$1,522	$4,467
Gross realized losses	(583)	(369)	(317)
Securities with fixed maturities —
Gross realized gains	688	411	153
Gross realized losses	(255)	(201)	(348)

	$637	$1,363	$3,955

(7)	Goodwill of acquired businesses

     Effective January 1, 2002, Berkshire adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 changed the accounting for goodwill from a model that required amortization of goodwill, supplemented by impairment tests, to an accounting model that is based solely upon impairment tests. Thus, Berkshire’s Consolidated Statement of Earnings for the year ended December 31, 2002 includes no periodic amortization of goodwill.

     Berkshire completed its initial assessment of goodwill during the second quarter of 2002 and no transitional impairment charges were required. In addition, goodwill was reviewed during the fourth quarter of 2002 and no impairment charges were required. Subsequently, goodwill must be reviewed for impairment at least annually, and impairments, if any, will be charged to operating earnings.

     The increase in goodwill from December 31, 2001 to December 31, 2002 reflects Berkshire’s acquisitions that were completed during 2002. Substantially all of the $788 million increase is attributable to the several business acquisitions described in Note 2.

     A reconciliation of Berkshire’s Consolidated Statements of Earnings for each of the three years ended December 31, 2002 from amounts reported to amounts exclusive of goodwill amortization is shown below. Goodwill amortization for the years ended December 31, 2001 and 2000 includes $78 million, and $65 million, respectively, related to Berkshire’s equity method investment in MidAmerican. Dollar amounts are in millions, except per share amounts.

	2002	2001	2000

Net earnings as reported	$4,286	$795	$3,328
Goodwill amortization, after tax	—	636	548

Net earnings as adjusted	$4,286	$1,431	$3,876

Earnings per equivalent share of Class A common stock:
As reported	$2,795	$521	$2,185
Goodwill amortization	—	416	360

Earnings per share as adjusted	$2,795	$937	$2,545

     During the fourth quarter of 2000, Berkshire concluded that an impairment of goodwill existed with respect to the Dexter Shoe business. Goodwill amortization shown in the accompanying Consolidated Statement of Earnings for 2000 includes a goodwill impairment charge of $219 million related to this business.

(8)	Derivatives

     General Re Securities (“GRS”), a wholly owned subsidiary of Berkshire, regularly utilizes derivatives in providing risk management products to clients. In January 2002, it was announced that GRS would commence a long-term run-off of its operations. The run-off is expected to occur over a number of years during which GRS will limit its new business to certain risk management transactions and will unwind its existing asset and liability positions in an orderly manner. Additional information regarding GRS’s derivative instruments follows.

     The derivative financial instruments involve, to varying degrees, elements of market, credit, and liquidity risks. GRS controls market risk exposures by taking offsetting positions in either cash instruments or other derivatives. GRS manages its exposures on a portfolio basis and monitors its market risk on a daily basis across all products by calculating the effect on operating results of potential changes in market variables, which include volatility, correlation and

Item 8. Financial Statements and Supplementary Data

(8)	Derivatives (Continued)

liquidity over a one week period. GRS has established $15 million as its value at risk limit with a 99th percentile confidence interval for potential losses over a weekly horizon.

     GRS evaluates and records a fair value adjustment against trading revenue to recognize counterparty credit exposure and future costs associated with administering each contract. The fair value adjustment for counterparty credit exposures and future administrative costs on existing contracts was $95 million at December 31, 2002. Counterparty credit limits are established, and credit exposures are monitored in accordance with these limits. GRS receives cash and/or investment grade securities from certain counterparties as collateral and, where appropriate, may purchase credit insurance or enter into other transactions to mitigate its credit exposure. GRS also incorporates into contracts with certain counterparties provisions which allow the unwinding of these transactions in the event of a downgrade in credit rating or other indications of decline in creditworthiness of the counterparty.

     At December 31, 2002, GRS had accepted collateral that is permitted by contract or industry practice to sell or repledge with a fair value of $1,884 million. Of the securities held as collateral, approximately $83 million were repledged as of December 31, 2002. At December 31, 2002, securities owned by GRS with a fair value of approximately $421 million (which includes $83 million of repledged securities as described above) were pledged against derivative transactions with a fair value of $753 million. Further, securities with a fair value of approximately $75 million were pledged against futures positions at two futures clearing brokers. Contractual terms with counterparties often require additional collateral to be posted immediately in the event of a decline in the financial rating of the counterparty or its guarantor.

     Assuming non-performance by all counterparties on all contracts potentially subject to a loss, the maximum potential loss, based on the cost of replacement, net of collateral held, at market rates prevailing at December 31, 2002 approximated $4,933 million. The following table presents GRS’s derivatives portfolio by counterparty credit quality and maturity at December 31, 2002. The amounts shown under gross exposure in the table are before consideration of netting arrangements and collateral held by GRS. Net fair value shown in the table represents unrealized gains on financial instrument contracts in gain positions, net of any unrealized loss owed to these counterparties on offsetting positions. Net exposure shown in the table that follows is net fair value less collateral held by GRS. Amounts are in millions.

	Gross Exposure

					Net Fair	Net	Percentage
	0-5	6 - 10	Over 10	Total	Value	Exposure	of Total

Credit quality	(years)

AAA	$1,201	$1,026	$1,072	$3,299	$917	$917	19%
AA	3,749	3,514	3,734	10,997	3,124	2,437	49
A	3,649	2,999	3,787	10,435	2,106	1,303	26
BBB and Below	489	364	105	958	435	276	6

Total	$9,088	$7,903	$8,698	$25,689	$6,582	$4,933	100%

     Liquidity risk can arise from funding of GRS’s portfolio of open transactions. Movements in underlying market variables affect both future cash flows related to the transactions and collateral required to cover the value of open positions. Strategies have been developed to ensure GRS has sufficient resources to cover its potential liquidity needs through its access to General Re Corporation’s (the parent company of GRS) internal sources of liquidity, commercial paper program, lines of credit and medium-term program.

(9)	Investment in Value Capital

     On July 1, 1998, Value Capital L.P., (“Value Capital”) a limited partnership commenced operations. A wholly owned Berkshire subsidiary is a limited partner in Value Capital. The partnership’s objective is to achieve income and capital growth from investments and arbitrage in fixed income investments. Berkshire currently accounts for this investment pursuant to the equity method. Since inception Berkshire has contributed $430 million to the partnership and other partners, including the general partner, have contributed $20 million. Profits and losses of the partnership are allocated to the partners based upon each partner’s investment. At December 31, 2002, the carrying value of $603 million (including Berkshire’s share of accumulated earnings of $173 million) is included as a component of other assets of finance and financial products businesses. Berkshire possesses no management authority over the activities conducted by Value Capital and it does not provide any financial support of the obligations of this partnership or of the other partners. As a limited partner, Berkshire’s exposure to loss is limited to the carrying value of its investment.

Item 8. Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements (Continued)

(9)	Investment in Value Capital (Continued)

     As discussed in Note 1(p), Berkshire has preliminarily concluded that Value Capital is a variable interest entity. Accordingly, pursuant to the provisions of FIN 46, Berkshire will be required to consolidate the accounts of Value Capital in the third quarter of 2003. This change will have no effect on reported net earnings but based upon December 31, 2002 balances will increase Berkshire’s reported assets by about $20 billion with a corresponding increase to liabilities and minority interest.

(10)	Unpaid losses and loss adjustment expenses

     Supplemental data with respect to unpaid losses and loss adjustment expenses of property/casualty insurance subsidiaries (in millions) is as follows.

	2002	2001	2000

Unpaid losses and loss adjustment expenses:
Gross liabilities at beginning of year	$40,716	$33,022	$26,802
Ceded losses and deferred charges	(6,189)	(5,590)	(3,848)

Net balance	34,527	27,432	22,954

Incurred losses recorded:
Current accident year	12,206	15,608	15,252
All prior accident years	1,553	1,165	211

Total incurred losses	13,759	16,773	15,463

Payments with respect to:
Current accident year	4,042	4,435	4,589
All prior accident years	6,666	5,366	5,890

Total payments	10,708	9,801	10,479

Unpaid losses and loss adjustment expenses:
Net balance at end of year	37,578	34,404	27,938
Ceded losses and deferred charges	6,002	6,189	5,590
Foreign currency translation adjustment	345	30	(722)
Net liabilities assumed in connection with business acquisitions	—	93	216

Gross liabilities at end of year	$43,925	$40,716	$33,022

     The balances of unpaid losses and loss adjustment expenses are based upon estimates of the ultimate claim costs associated with claim occurrences as of the Balance Sheet dates including estimates for incurred but not reported (“IBNR”) claims. Considerable judgment is required to evaluate claims and establish estimated claim liabilities, particularly with respect to certain lines of business, such as reinsurance assumed because of the inherent delays in receiving loss information from ceding companies. Also, certain types of claims, such as asbestos, environmental or latent injury liabilities are both long-tailed and subject to changing legal and settlement cost trends. Additional information regarding incurred losses will be revealed over time and the estimates will be revised resulting in gains or losses in the periods made.

     Incurred losses “all prior accident years” reflects the amount of estimation error charged or credited to earnings in each year with respect to the liabilities established as of the beginning of that year. During 2002, Berkshire’s insurance subsidiaries recorded additional losses of $1,553 million in connection with claims occurring in years prior to 2002. This amount includes $1,310 million arising from General Re’s North American and international property/casualty business. The reserve increases were attributed to casualty lines of businesses.

     Prior accident years’ losses incurred also include amortization of deferred charges related to retroactive reinsurance contracts incepting prior to January 1, 2002. Amortization charges included in prior accident years’ losses were $430 million in 2002, $328 million in 2001, and $145 million in 2000. The increases in such charges are the result of several new contracts written over the past three years. Net discounted liabilities at December 31, 2002 and 2001 were $2,169 million and $1,834 million, respectively, and are net of discounts totaling $2,974 million and $2,653 million. Periodic accretions of these discounts are also a component of prior years’ losses incurred. The accretion of discounted liabilities is included in incurred losses for all prior accident years and was approximately $95 million in 2002 and $80 million in both 2001 and 2000.

Item 8. Financial Statements and Supplementary Data

(10)	Unpaid losses and loss adjustment expenses (Continued)

     Estimates of unpaid losses resulting from the September 11th terrorist attack were $1.9 billion as of December 31, 2002 and $2.4 billion as of December 31, 2001. Berkshire’s management believes it will take many years to resolve complicated coverage issues, which could produce a material change in the ultimate loss amount.

     As previously indicated, Berkshire’s insurance subsidiaries are exposed to environmental, asbestos and other latent injury claims arising from insurance and reinsurance contracts. Loss reserve estimates for environmental and asbestos exposures include case basis reserves, which also reflect reserves for legal and other loss adjustment expenses and IBNR reserves. IBNR reserves are determined based upon Berkshire’s historic general liability exposure base and policy language, previous environmental and loss experience and the assessment of current trends of environmental law, environmental cleanup costs, asbestos liability law and judgmental settlements of asbestos liabilities.

     The liabilities for environmental, asbestos, and latent injury claims and claims expenses net of reinsurance recoverables were approximately $6.6 billion at December 31, 2002 and $6.3 billion at December 31, 2001. Approximately, $5.2 billion of year end 2002 reserves were assumed under retroactive reinsurance contracts written by the Berkshire Hathaway Reinsurance Group. Claim liabilities arising from these contracts are subject to aggregate policy limits. Thus, Berkshire’s exposure to environmental and latent injury claims under these contracts are, likewise, limited. Claims paid or reserved under these policies were approximately 85% of aggregate policy limits as of the end of 2002.

     Berkshire monitors evolving case law and its effect on environmental and latent injury claims. Changing government regulations, newly identified toxins, newly reported claims, new theories of liability, new contract interpretations and other factors could result in significant increases in these liabilities. Such development could be material to Berkshire’s results of operations. It is not possible to estimate reliably the amount of additional net loss, or the range of net loss, that is reasonably possible.

(11) Notes payable and other borrowings

     Notes payable and other borrowings of Berkshire and its subsidiaries as of December 31, 2002 and 2001 are summarized below. Amounts are in millions.

	2002	2001

Insurance and other:
Commercial paper and other short-term borrowings	$2,205	$1,777
Borrowings under investment agreements	770	478
SQUARZ notes payable due 2007	400	—
Other debt due 2003-2032	1,432	1,230

	$4,807	$3,485

Finance and financial products:
Commercial paper and other short-term borrowings	$204	$2,073
Borrowings of Berkadia LLC due 2006	2,175	4,900
Notes payable	1,454	1,650
Other	648	396

	$4,481	$9,019

     Commercial paper and other short-term borrowings are obligations of certain businesses that utilize short-term borrowings as part of their day-to-day operations. Berkshire affiliates have approximately $3.6 billion available unused lines of credit to support their short-term borrowing programs and, otherwise, provide additional liquidity.

     Borrowings under investment agreements are made pursuant to contracts calling for interest payable, normally semiannually, at fixed rates ranging from 2.5% to 8.6% per annum. Contractual maturities of borrowings under investment agreements generally range from 3 months to 30 years. Under certain conditions, these borrowings may be redeemable without premium prior to the contractual maturity dates.

     On May 28, 2002, Berkshire issued 40,000 SQUARZ securities for net proceeds of $398 million. Each SQUARZ security consists of a $10,000 par amount senior note due in November 2007 together with a warrant, which expires in May 2007, to purchase either 0.1116 shares of Class A common stock or 3.3480 shares of Class B common stock for $10,000. A warrant premium is payable to Berkshire at an annual rate of 3.75% and interest is payable to note holders at a rate of 3.00% per annum. All debt and warrants issued in conjunction with SQUARZ securities were outstanding at December 31, 2002.

Item 8. Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements (Continued)

(11)	Notes payable and other borrowings (Continued)

     During the second quarter of 2001, Berkshire filed a shelf registration to issue up to $700 million in new debt securities at a future date. The intended purpose of the future issuance of debt is to fund the repayment of borrowings of certain Berkshire subsidiaries. The timing and amount of the debt to be issued under the shelf registration has not yet been determined.

     Borrowings of Berkadia LLC (“Berkadia”) relate to Berkadia’s loan to FINOVA Capital Corporation (“FNV Capital”), a subsidiary of The FINOVA Group (“FNV”). On August 21, 2001, Berkshire and Leucadia National Corporation (“Leucadia”), through Berkadia LLC, a newly formed and jointly owned entity formed for this purpose, loaned $5.6 billion on a senior secured basis (the “Berkadia Loan”) to FNV Capital, in connection with a restructuring of all of FNV Capital’s then outstanding bank debt and publicly traded debt securities. Berkadia financed the entire Berkadia Loan through a third party lending facility led by Fleet Bank (“Fleet Loan”). Both the Berkadia Loan and the Fleet Loan are due on August 20, 2006. Under the terms of the Fleet Loan, which is collateralized by the Berkadia Loan, Berkadia is obligated to use the proceeds received from principal prepayments on the Berkadia Loan to prepay the Fleet Loan. Among other things, the Fleet Loan requires that FNV maintain a minimum ratio of its consolidated assets to the outstanding Fleet Loan balance. Berkadia is required to pay down the loan to the extent such ratio is under the minimum. Berkshire provided Berkadia’s lenders with a 90% primary guaranty of the Berkadia Loan and also provided a secondary guaranty to a 10% primary guaranty provided by Leucadia. Berkshire has a 90% economic interest in both the Berkadia Loan and the Fleet Loan. Subsequent to December 31, 2002, FNV has prepaid an additional $450 million principal amount on the Berkadia Loan and Berkadia has prepaid an identical amount on the Fleet Loan.

     In connection with the restructuring and concurrent with Berkadia’s loan to FNV Capital, Berkadia received 61,020,581 shares of FNV common stock representing 50% of the total FNV outstanding shares. Berkadia initially recorded the FNV common stock at fair value and subsequently accounted for the stock pursuant to the equity method. Berkshire and Leucadia each possess a 50% economic interest in Berkadia’s ownership of FNV common stock. Due to large operating losses of FNV between August 21, 2001 and September 30, 2001, Berkadia’s investment in FNV common stock was written down to zero through the application of the equity method. Consequently, the equity method was suspended as of September 30, 2001, because neither Berkshire nor Berkadia has guaranteed any obligations of FNV.

     Payments of principal amounts expected during the next five years are as follows (in millions).

	2003	2004	2005	2006	2007

Insurance and other	$2,270	$23	$263	$99	$557
Finance and financial products	1,612	1,093	500	465	93

	$3,882	$1,116	$763	$564	$650

(12)	Income taxes

     The liability for income taxes as of December 31, 2002 and 2001 as reflected in the accompanying Consolidated Balance Sheets is as follows (in millions).

	2002	2001

Payable currently	$(21)	$(272)
Deferred	8,072	7,293

	$8,051	$7,021

     The Consolidated Statements of Earnings reflect charges for income taxes as shown below (in millions).

	2002	2001	2000

Federal	$1,991	$629	$2,136
State	87	68	32
Foreign	56	(77)	(150)

	$2,134	$620	$2,018

Current	$2,259	$109	$2,012
Deferred	(125)	511	6

	$2,134	$620	$2,018

Item 8. Financial Statements and Supplementary Data

(12)	Income taxes (Continued)

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are shown below (in millions).

	2002	2001

Deferred tax liabilities:
Unrealized appreciation of investments	$7,884	$7,078
Deferred charges reinsurance assumed	1,183	1,131
Property, plant and equipment	1,059	937
Investments	282	232
Other	648	616

	11,056	9,994

Deferred tax assets:
Unpaid losses and loss adjustment expenses	(870)	(752)
Unearned premiums	(413)	(294)
Other	(1,701)	(1,655)

	(2,984)	(2,701)

Net deferred tax liability	$8,072	$7,293

     Charges for income taxes are reconciled to hypothetical amounts computed at the Federal statutory rate in the table shown below (in millions).

	2002	2001	2000

Earnings before income taxes	$6,435	$1,469	$5,587

Hypothetical amounts applicable to above computed at the Federal statutory rate	$2,252	$514	$1,955
Decreases resulting from:
Tax-exempt interest income	(109)	(123)	(135)
Dividends received deduction	(174)	(129)	(116)
Goodwill amortization	—	191	240
State income taxes, less Federal income tax benefit	57	44	21
Foreign tax rate differential	59	82	34
Other differences, net	49	41	19

Total income taxes	$2,134	$620	$2,018

(13)	Dividend restrictions — Insurance subsidiaries

     Payments of dividends by insurance subsidiaries are restricted by insurance statutes and regulations. Without prior regulatory approval, insurance subsidiaries may pay up to approximately $2.45 billion as ordinary dividends during 2003.

     Combined shareholders’ equity of U.S. based property/casualty insurance subsidiaries determined pursuant to statutory accounting rules (Statutory Surplus as Regards Policyholders) was approximately $28.4 billion at December 31, 2002 and $27.2 billion at December 31, 2001. Effective January 1, 2001, Berkshire’s U.S. based insurance subsidiaries adopted several new statutory accounting policies as required under the Codification of Statutory Accounting Principles. The adoption of the new statutory accounting policies reduced the combined statutory surplus of Berkshire’s U.S. based insurance subsidiaries by approximately $8.0 billion. The most significant new accounting policy related to the recording of net deferred income tax liabilities, which included deferred taxes on existing unrealized gains in equity securities.

     Statutory surplus differs from the corresponding amount determined on the basis of GAAP. The major differences between statutory basis accounting and GAAP are that deferred charges reinsurance assumed, deferred policy acquisition costs, unrealized gains and losses on investments in securities with fixed maturities and related deferred income taxes are recognized under GAAP but not for statutory reporting purposes. In addition, statutory accounting for goodwill of acquired businesses requires amortization of goodwill over 10 years as compared to 40 years under GAAP for periods ending December 31, 2001 and prior. As described in Note 7, as of January 1, 2002, goodwill is no longer amortized under GAAP and is only subject to tests for impairment.

Item 8. Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements (Continued)

(14) Common stock

     Changes in issued and outstanding Berkshire common stock during the three years ended December 31, 2002 are shown in the table below.

	Class A Common, $5 Par Value	Class B Common $0.1667 Par Value

	(1,650,000 shares authorized)	(55,000,000 shares authorized)
	Shares Issued and	Shares Issued and
	Outstanding	Outstanding

Balance December 31, 1999	1,341,663	5,366,955
Common stock issued in connection with acquisitions of businesses	3,572	1,626
Conversions of Class A common stock to Class B common stock and other	(1,331)	101,205

Balance December 31, 2000	1,343,904	5,469,786
Conversions of Class A common stock to Class B common stock and other	(20,494)	674,436

Balance December 31, 2001	1,323,410	6,144,222
Common stock issued in connection with a business acquisition	4,505	7,063
Conversions of Class A common stock to Class B common stock and other	(16,729)	552,832

Balance December 31, 2002	1,311,186	6,704,117

     Each share of Class A common stock is convertible, at the option of the holder, into thirty shares of Class B common stock. Class B common stock is not convertible into Class A common stock. Each share of Class B common stock possesses voting rights equivalent to one-two-hundredth (1/200) of the voting rights of a share of Class A common stock. Class A and Class B common shares vote together as a single class.

(15) Fair values of financial instruments

     The estimated fair values of Berkshire’s financial instruments as of December 31, 2002 and 2001, are as follows (in millions).

	Carrying Value		Fair Value

	2002	2001	2002	2001

Investments in securities with fixed maturities	$38,096	$36,219	$38,096	$36,219
Investments in equity securities	28,363	28,675	28,363	28,675
Assets of finance and financial products businesses	33,578	41,591	33,881	41,710
Notes payable and other borrowings	4,807	3,485	4,957	3,624
Liabilities of finance and financial products businesses	28,726	37,791	29,090	37,917

     In determining fair value of financial instruments, Berkshire used quoted market prices when available. For instruments where quoted market prices were not available, independent pricing services or appraisals by Berkshire’s management were used. Those services and appraisals reflected the estimated present values utilizing current risk adjusted market rates of similar instruments. The carrying values of cash and cash equivalents, receivables and accounts payable, accruals and other liabilities are deemed to be reasonable estimates of their fair values.

     Considerable judgment is necessarily required in interpreting market data used to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

(16) Pension plans

     Certain Berkshire subsidiaries individually sponsor defined benefit pension plans covering their employees. Benefits under the plans are generally based on years of service and compensation, although benefits under certain plans are based on years of service and fixed benefit rates. Funding policies are generally to contribute amounts required to meet regulatory requirements plus additional amounts determined by management based on actuarial valuations. Most plans for U.S. employees are funded through assets held in trust. However, pension obligations under plans for non-

Item 8. Financial Statements and Supplementary Data

(16) Pension plans (Continued)

U.S. employees are generally unfunded. Plan assets are primarily invested in fixed income obligations of U.S. government corporations and agencies, cash equivalents and equity securities.

     The components of net periodic pension expense for each of the three years ending December 31, 2002 are as follows (in millions).

	2002	2001	2000

Service cost	$91	$72	$44
Interest cost	165	138	73
Expected return on plan assets	(147)	(137)	(73)
Net amortization, deferral and other	6	3	(2)

Net pension expense	$115	$76	$42

     Changes in the projected benefit obligations and plan assets during 2002 and 2001 are as follows (in millions).

	2002	2001

Projected benefit obligation, beginning of year	$2,376	$1,337
Service cost	91	72
Interest cost	165	138
Benefits paid	(165)	(102)
Benefit obligations of acquired businesses	318	730
Actuarial loss and other	81	201

Projected benefit obligation, end of year	$2,866	$2,376

Plan assets at fair value, beginning of year	$2,215	$1,434
Employer contributions	56	36
Benefits paid	(162)	(99)
Plan assets of acquired businesses	231	707
Actual return on plan assets	196	139
Expenses and other	9	(2)

Plan assets at fair value, end of year	$2,545	$2,215

     The funded status of the plans as of December 31, 2002 and 2001 is as follows (in millions).

	2002	2001

Plan assets under projected benefit obligations	$(321)	$(161)
Unrecognized net actuarial gains and other	(104)	(114)

Accrued benefit cost liability	$(425)	$(275)

     Certain actuarial assumptions which were being used to value the assets and obligations of these plans were revised in 2001 and 2002 to better reflect the current economic environment and, in particular, the recent decline in interest rates. The total net deficit status for plans with accumulated benefit obligations in excess of plan assets was $324 million and $195 million as of December 31, 2002 and 2001, respectively.

     Weighted average assumptions used in determining projected benefit obligations were as follows.

	2002	2001

Discount rate	6.3	6.6
Discount rate – non-U.S. plans	5.9	6.0
Long-term expected rate of return on plan assets	6.5	6.7
Rate of compensation increase	4.7	4.8
Rate of compensation increase – non-U.S. plans	3.8	4.3

     Most Berkshire subsidiaries also sponsor defined contribution retirement plans, such as a 401(k) or profit sharing plans. The plans generally cover all employees who meet specified eligibility requirements. Employee contributions to the plans are subject to regulatory limitations and the specific plan provisions. Berkshire subsidiaries generally match these contributions up to levels specified in the plans, and may make additional discretionary contributions as determined by management. The total expenses related to employer contributions for these plans were $193 million, $70 million and $80 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Item 8. Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements (Continued)

(17) Litigation

     GEICO is a defendant in a number of class action lawsuits related to the use of replacement repair parts not produced by the original auto manufacturer, the calculation of “total loss” value and whether to pay diminished value as part of the settlement of certain claims. Management intends to vigorously defend GEICO’s position on these claim settlement procedures. However, these lawsuits are in various stages of development and the ultimate outcome cannot be reasonably determined.

     Berkshire and its subsidiaries are parties in a variety of legal actions arising out of the normal course of business. In particular, such legal actions affect Berkshire’s insurance and reinsurance businesses. Such litigation generally seeks to establish liability directly through insurance contracts or indirectly through reinsurance contracts issued by Berkshire subsidiaries. Plaintiffs occasionally seek punitive or exemplary damages. Berkshire does not believe that such normal and routine litigation will have a material effect on its financial condition or results of operations.

(18) Business segment data

     Information related to Berkshire’s reportable business operating segments is shown below.

Business Identity	Business Activity

GEICO	Underwriting private passenger automobile insurance mainly by direct response methods

General Re	Underwriting excess-of-loss, quota-share and facultative reinsurance worldwide

Berkshire Hathaway Reinsurance Group	Underwriting excess-of-loss and quota-share reinsurance for property and casualty insurers and reinsurers

Berkshire Hathaway Primary Group	Underwriting multiple lines of property and casualty insurance policies for primarily commercial accounts

Fruit of the Loom, Garan, Fechheimer Brothers, H.H. Brown Shoe, Lowell Shoe, Justin Brands and Dexter Shoe (“Apparel”)	Manufacturing and distribution of a variety of footwear and clothing products

Acme Building Brands, Benjamin Moore, Johns Manville and MiTek (“Building products”)	Manufacturing and distribution of a variety of building materials and related products and services

Finance and financial products businesses	Proprietary investing, real estate financing, transportation equipment leasing, commercial and consumer lending and risk management products

FlightSafety and NetJets (“Flight services”)	Training to operators of aircraft and ships and providing fractional ownership programs for general aviation aircraft

Nebraska Furniture Mart, R.C. Willey Home Furnishings, Star Furniture Company, Jordan’s Furniture, Borsheim’s, Helzberg Diamond Shops and Ben Bridge Jeweler (“Retail”)	Retail sales of home furnishings, appliances, electronics, fine jewelry and gifts

Scott Fetzer Companies	Diversified manufacturing and distribution of various consumer and commercial products with principal brand names including Kirby and Campbell Hausfeld

Shaw Industries	Manufacturing and distribution of carpet and floor coverings under a variety of brand names

     Other businesses not specifically identified above consist of: Buffalo News, a daily newspaper publisher in Western New York; International Dairy Queen, which licenses and services a system of about 6,000 Dairy Queen stores; See’s Candies, a manufacturer and distributor of boxed chocolates and other confectionery products; CORT Business Services, a leading national provider of rental furniture and related services; Albecca, which designs, manufactures, and distributes high-quality custom picture framing products; CTB International, a manufacturer of equipment and systems for the poultry, hog, egg production and grain industries and The Pampered Chef, a direct seller of houseware products.

Item 8. Financial Statements and Supplementary Data

(18) Business segment data (Continued)

     A disaggregation of Berkshire’s consolidated data for each of the three most recent years is presented in the tables which follow on this and the following page. Amounts are in millions.

		Revenues
Operating Businesses:	2002	2001	2000

Insurance group:
Premiums earned:
GEICO	$6,670	$6,060	$5,610
General Re	8,500	8,353	8,696
Berkshire Hathaway Reinsurance Group	3,300	2,991	4,712
Berkshire Hathaway Primary Group	712	501	325
Investment income	3,067	2,844	2,796

Total insurance group	22,249	20,749	22,139
Apparel	1,619	726	678
Building products	3,702	3,269	178
Finance and financial products	2,126	1,658	1,505
Flight services	2,837	2,563	2,279
Retail	2,103	1,998	1,864
Scott Fetzer Companies	899	914	963
Shaw Industries	4,334	4,012	—
Other businesses	1,983	1,488	1,436

	41,852	37,377	31,042
Reconciliation of segments to consolidated amount:
Realized investment gains	637	1,363	3,955
Other revenues	29	35	54
Eliminations	(56)	(65)	(26)
Purchase-accounting adjustments	(109)	(67)	(136)

	$42,353	$38,643	$34,889

	Operating Profit before taxes
Operating Businesses:	2002	2001	2000

Insurance group operating profit:
Underwriting profit (loss):
GEICO	$416	$221	$(224)
General Re	(1,393)	(3,671)	(1,254)
Berkshire Hathaway Reinsurance Group	534	(647)	(162)
Berkshire Hathaway Primary Group	32	30	25
Net investment income	3,050	2,824	2,773

Total insurance group operating profit (loss)	2,639	(1,243)	1,158
Apparel	229	(33)	6
Building products	516	461	34
Finance and financial products	1,016	519	530
Flight services	225	186	213
Retail	166	175	175
Scott Fetzer Companies	129	129	122
Shaw Industries	424	292	—
Other businesses	691	377	320

	6,035	863	2,558
Reconciliation of segments to consolidated amount:
Realized investment gains	603	1,320	3,955
Interest expense*	(86)	(92)	(92)
Corporate and other	2	8	22
Goodwill amortization and other purchase-accounting adjustments	(119)	(630)	(856)

	$6,435	$1,469	$5,587

*	Amounts of interest expense represent interest on borrowings under investment agreements and other debt exclusive of that of finance and financial products businesses and interest allocated to certain other businesses.

Item 8. Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements (Continued)

(18) Business segment data (Continued)

				Deprec. & amort.
	Capital expenditures *			of tangible assets
Operating Businesses:	2002	2001	2000	2002	2001	2000

Insurance group:
GEICO	$31	$20	$29	$32	$70	$64
General Re	18	19	22	17	20	39
Berkshire Hathaway Reinsurance Group	—	—	—	—	—	—
Berkshire Hathaway Primary Group	4	3	4	3	2	1

Total insurance group	53	42	55	52	92	104
Apparel	51	8	6	32	13	12
Building products	158	152	15	157	124	9
Finance and financial products	48	16	1	143	50	3
Flight services	241	408	472	127	108	90
Retail	113	76	48	40	37	33
Scott Fetzer Companies	7	6	11	10	10	10
Shaw Industries	196	71	—	91	88	—
Other businesses	61	32	22	27	22	21

	$928	$811	$630	$679	$544	$282

*	Excludes expenditures which were part of business acquisitions.

	Goodwill			Identifiable assets
	at year-end			at year-end
Operating Businesses:	2002		2001	2002	2001

Insurance group:
GEICO	$1,370		$1,370	$12,751	$11,309
General Re	13,503		13,502	38,726	34,575
Berkshire Hathaway Reinsurance Group	—		—	40,913	38,603
Berkshire Hathaway Primary Group	142		119	4,770	3,360

Total insurance group	15,015		14,991	97,160	87,847
Apparel	57	(1)	57	1,539	419
Building products	2,082		1,992	2,515	2,535
Finance and financial products	256		256	33,578	41,591
Flight services	1,369		1,369	3,105	2,816
Retail	434		434	1,341	1,215
Scott Fetzer Companies	12		12	415	281
Shaw Industries	1,941		1,686	1,932	1,619
Other businesses	1,132	(2)	713	4,415	1,884

	$22,298		$21,510	146,000	140,207

Reconciliation of segments to consolidated amount:
Corporate and other				1,205	992
Goodwill and other purchase-accounting adjustments				22,339	21,553

				$169,544	$162,752

(1)Excludes other intangible assets not subject to amortization of $314.

(2)Excludes other intangible assets not subject to amortization of $697.

Item 8. Financial Statements and Supplementary Data

(19) Insurance premium and supplemental cash flow information

     Premiums written and earned by Berkshire’s property/casualty and life/health insurance businesses during each of the three years ending December 31, 2002 are summarized below. Dollars are in millions.

	Property/Casualty			Life/Health
	2002	2001	2000	2002	2001	2000

Premiums Written:
Direct	$9,457	$8,294	$6,858
Assumed	10,471	9,332	11,270	$2,031	$2,162	$2,520
Ceded	(961)	(890)	(729)	(132)	(157)	(257)

	$18,967	$16,736	$17,399	$1,899	$2,005	$2,263

Premiums Earned:
Direct	$8,825	$7,654	$6,666
Assumed	9,293	9,097	11,036	$2,021	$2,143	$2,513
Ceded	(822)	(834)	(620)	(135)	(155)	(252)

	$17,296	$15,917	$17,082	$1,886	$1,988	$2,261

     Insurance premiums written by geographic region (based upon the domicile of the insured) are summarized below.

	Property/Casualty				Life/Health
	2002	2001	2000		2002	2001	2000

United States	$14,297	$13,319	$11,409		$1,153	$1,176	$1,296
Western Europe	3,870	2,352	5,064	*	411	518	633
All other	800	1,065	926		335	311	334

	$18,967	$16,736	$17,399		$1,899	$2,005	$2,263

*Premiums attributed to Western Europe include $2,438 million from a single reinsurance policy.

     A summary of supplemental cash flow information for each of the three years ending December 31, 2002 is presented in the following table (in millions).

	2002	2001	2000

Cash paid during the year for:
Income taxes	$1,945	$905	$1,396
Interest of finance and financial products businesses	508	722	794
Other interest	208	225	157
Non-cash investing and financing activities:
Liabilities assumed in connection with acquisitions of businesses	700	3,507	901
Common shares issued in connection with acquisitions of businesses	324	—	224

(20) Quarterly data

     A summary of revenues and earnings by quarter for each of the last two years is presented in the following table. This information is unaudited. Dollars are in millions, except per share amounts.

	1st	2nd	3rd		4th
	Quarter	Quarter	Quarter		Quarter

2002
Revenues	$9,521	$10,051	$10,637		$12,144
Net earnings (1)	916	1,045	1,141		1,184
Net earnings per equivalent Class A common share	598	681	744		772

2001
Revenues	$8,304	$10,886	$9,554		$9,899
Net earnings (loss)(1)	606	773	(679	)(2)	95
Net earnings (loss) per equivalent Class A common share	397	506	(445)		63

(1) Includes realized investment gains, which, for any given period have no predictive value, and variations in amount from period to period have no practical analytical value, particularly in view of the unrealized appreciation now existing in Berkshire’s consolidated investment portfolio. After-tax realized investment gains for the periods presented above are as follows:

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

Realized investment gains – 2002	$98	$13	$27	$245
Realized investment gains – 2001	144	420	216	62

(2) Includes pre-tax underwriting losses of $2.275 billion related to the then estimated losses incurred in connection with the September 11th terrorist attack.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

Part III

     Except for the information set forth under the caption “Executive Officers of the Registrant” in Part I hereof, information required by this Part (Items 10, 11, 12, and 13) is incorporated by reference from the Registrant’s definitive proxy statement, filed pursuant to Regulation 14A, for the Annual Meeting of Shareholders of the Registrant to be held on May 3, 2003, which meeting will involve the election of directors.

Part IV

Item 14. Controls and Procedures

     Within the 90 days prior to the date of filing this Annual Report on Form 10-K, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Chairman (Chief Executive Officer) and the Vice President-Treasurer (Chief Financial Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chairman (Chief Executive Officer) and the Vice President-Treasurer (Chief Financial Officer) concluded that the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

Item 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)	1.	Financial Statements

The following consolidated financial statements, as well as the Independent Auditors’ Report, are included in Part II Item 8 of this report:

PAGE

Independent Auditors’ Report	35

Consolidated Balance Sheets at December 31, 2002 and 2001	36-37

Consolidated Statements of Earnings for the years ended 2002, 2001 and 2000	38

Consolidated Statements of Cash Flows for the years ended 2002, 2001 and 2000	39

Consolidated Statements of Changes in Shareholders’ Equity and
Comprehensive Income for the years ended 2002, 2001 and 2000	40

Notes to Consolidated Financial Statements	41-61

2.	Financial Statement Schedule

Independent Auditors’ Report on Schedule	66

Schedule I — Parent Company	67-68

Condensed Balance Sheets as of December 31, 2002 and 2001 and Condensed Statements of Earnings and Cash Flows for the years ended 2002, 2001 and 2000.

Other schedules are omitted because they are not required, information therein is not applicable, or is reflected in the Consolidated Financial Statements or notes thereto.

3.	Exhibit

See the “Exhibit Index” at page 69.

(b)	Reports on Form 8-K

Form 8-K dated October 28, 2002. Other Events. Financial Statements and Exhibits. Report included certain transitional disclosures required pursuant to statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.” Such disclosures were for the fiscal years ended December 31, 2001, 2000, 1999, 1998 and 1997 and for the six-month periods ended June 30, 2002 and 2001.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC

Date: March 27, 2003	/s/ Marc D. Hamburg Marc D. Hamburg Vice President and Principal Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Warren E. Buffett Warren E. Buffett	Chairman of the Board of Directors - Chief Executive Officer	March 27, 2003 Date

/s/ Howard G. Buffett Howard G. Buffett	Director	March 27, 2003 Date

/s/ Susan T. Buffett Susan T. Buffett	Director	March 27, 2003 Date

/s/ Charles T. Munger Charles T. Munger	Vice Chairman of the Board of Directors	March 27, 2003 Date

/s/ Malcolm G. Chace Malcolm G. Chace	Director	March 27, 2003 Date

/s/ Walter Scott, Jr. Walter Scott, Jr.	Director	March 27, 2003 Date

/s/ Ronald L. Olson Ronald L. Olson	Director	March 27, 2003 Date

/s/ Marc D. Hamburg Marc D. Hamburg	Vice President - Principal Financial Officer	March 27, 2003 Date

/s/ Daniel J. Jaksich Daniel J. Jaksich	Controller	March 27, 2003 Date

FORM 10-K

Fiscal year ended December 31, 2002

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

CERTIFICATION

I, Warren E. Buffett, certify that:

1.	I have reviewed this annual report on Form 10-K of Berkshire Hathaway Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 27, 2003

/s/ Warren E. Buffett Chairman – Principal Executive Officer

FORM 10-K

Fiscal year ended December 31, 2002

CERTIFICATION

I, Marc D. Hamburg, certify that:

1.	I have reviewed this annual report on Form 10-K of Berkshire Hathaway Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 27, 2003

/s/ Marc D. Hamburg Vice President – Principal Financial Officer

INDEPENDENT AUDITORS’ REPORT ON SCHEDULE

To the Board of Directors and Shareholders

Berkshire Hathaway Inc.

     We have audited the consolidated financial statements of Berkshire Hathaway Inc. and subsidiaries as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated March 6, 2003 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”); such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Berkshire Hathaway Inc., listed in Item 15. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Omaha, Nebraska
March 6, 2003

BERKSHIRE HATHAWAY INC.
(Parent Company)

Condensed Financial Information
(Dollars in millions)

Schedule I

Balance Sheets

	December 31,

	2002	2001

Assets:
Cash and cash equivalents	$18	$1
Investments in consolidated subsidiaries	62,106	56,561
Investments in MidAmerican Energy Holdings Company	2,706	1,372
Other assets	28	51

	$64,858	$57,985

Liabilities and Shareholders’ Equity:
Accounts payable and accrued expenses	$13	$15
Income taxes	22	20
Notes payable and other borrowings	786	—

	821	35
Shareholders’ equity	64,037	57,950

	$64,858	$57,985

Statements of Earnings

	Year ended December 31,

	2002	2001	2000

Income items:
From consolidated subsidiaries:
Dividends	$535	$4,508	$2,432
Undistributed earnings	3,484	(3,812)	842

	4,019	696	3,274
Interest income from MidAmerican Energy Holdings Company	46	—	—
Other income	6	5	—

	4,071	701	3,274

Cost and expense items:
General and administrative	1	1	—
Interest to affiliates	66	5	8
Other interest	10	—	—
Income tax	25	15	4

	102	21	12

Equity in net earnings of MidAmerican Energy Holdings Company	317	115	66

Net earnings	$4,286	$795	$3,328

See Note to Condensed Financial Information

BERKSHIRE HATHAWAY INC.
(Parent Company)
Condensed Financial Information

(Dollars in millions)

Schedule I (continued)

Statements of Cash Flows

	Year ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net earnings	$4,286	$795	$3,328
Adjustments to reconcile net earnings to cash flows from operating activities:
Undistributed earnings of subsidiaries and MidAmerican Energy Holdings Company	(3,801)	3,697	(908)
Income taxes payable	34	(357)	377
Other	(2)	15	15

Net cash flows from operating activities	517	4,150	2,812

Cash flows from investing activities:
Investments in and advances to subsidiaries	(226)	(4,165)	(1,606)
Investments in MidAmerican Energy Holdings Company	(1,185)	—	(1,243)
Purchases of investments	—	(50)	(42)
Proceeds from sales of investments	50	—	—

Net cash flows from investing activities	(1,361)	(4,215)	(2,891)

Cash flows from financing activities:
Proceeds from borrowings	787	—	—
Repayments of borrowings	(3)	—	—
Other	77	66	79

Net cash flows from financing activities	861	66	79

Increase in cash and cash equivalents	17	1	—
Cash and cash equivalents at beginning of year	1	—	—

Cash and cash equivalents at end of year	$18	$1	$—

Other cash flow information:
Income taxes paid	$1,816	$1,634	$1,264
Interest paid	8	1	—

Note to Condensed Financial Information

     During 2002, Berkshire issued 40,000 SQUARZ securities, consisting of $400 million par amount of notes and 40,000 warrants that permit holders to acquire Berkshire’s Class A or Class B stock. See Note 11 to the Consolidated Financial Statements in Item 8 for additional information. In addition, Berkshire’s other borrowings at December 31, 2002 included $386 million from an investment agreement entered into during 2002. Interest accrues under this agreement at a variable rate based upon the one-year U.S. Treasury rate. Principal is payable under certain conditions at par prior to maturity and otherwise is payable in 2012.

     Berkshire Hathaway Inc. has guaranteed certain debt obligations of its subsidiaries. As of December 31, 2002, the unpaid balance of subsidiary debt guaranteed by Berkshire totaled approximately $4.0 billion. This amount includes the outstanding bank loan of Berkadia LLC, which totaled $2.2 billion.

     In addition, Berkshire has guaranteed the short term obligations of a member of its finance and financial products group with respect to securities sold under agreements to repurchase. Amounts due under such agreements totaled $13.8 billion at December 31, 2002, and were fully collateralized with mortgage-backed securities owned by that finance group member.

EXHIBIT INDEX

Exhibit No.

2.1	Agreement and Plan of Merger dated as of June 19, 1998 between Registrant and General Re Corporation.
Incorporated by reference to Annex I to Registration Statement No. 333-61129 filed on Form S-4.

3	Restated Certificate of Incorporation
Incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-61129 filed on Form S-4.

3.1	By-Laws
Incorporated by reference to Exhibit 3.2 to Registration Statement No. 333-61129 filed on Form S-4.

4.1	Form of Indenture dated as of May 28, 2002 between Berkshire Hathaway Inc. and The Bank of New York, note trustee with respect to 3% Notes due November 15, 2007 which were issued in connection with the SQUARZ securities.
Incorporated by reference to Exhibit 4.2 to Registration Statement No. 333-98145 filed on Form S-3.

Other instruments defining the rights of holders of long-term debt of Registrant and its subsidiaries are not being filed since the total amount of securities authorized by all other such instruments does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis as of December 31, 2002. The Registrant hereby agrees to furnish to the Commission upon request a copy of any such debt instrument to which it is a party

12	Statement of computation of ratio of earnings to fixed charges

21	Subsidiaries of the Registrant

23	Independent Auditors’ Consent

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002