Form 10-Q
period 2003-03-31
BERKSHIRE HATHAWAY INC
filed 2003-05-12
CIK 1067983

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES   ☒    NO   ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
     YES   ☒    NO   ☐

     Number of shares of common stock outstanding as of April 30, 2003:

Class A — 1,303,059
Class B — 6,959,311

FORM 10-Q
BERKSHIRE HATHAWAY INC.

FORM 10-Q

Part I Financial Information
Item 1. Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(dollars in millions except per share amounts)

	March 31,	December 31,
	2003	2002

ASSETS	(Unaudited)
Insurance and Other:
Cash and cash equivalents	$16,130	$10,294
Investments:
Securities with fixed maturities	34,988	38,096
Equity securities	27,402	28,363
Other investments	3,766	4,044
Insurance premiums receivable	6,143	6,228
Reinsurance recoverables on unpaid losses	2,628	2,623
Trade and other receivables	4,634	4,324
Inventories	3,066	3,030
Property, plant and equipment	5,466	5,407
Goodwill of acquired businesses	22,302	22,298
Deferred charges reinsurance assumed	3,467	3,379
Other assets	4,430	4,229

	134,422	132,315

Investments in MidAmerican Energy Holdings Company	3,741	3,651

Finance and Financial Products:
Cash and cash equivalents	3,362	2,454
Investments in securities with fixed maturities:
Available-for-sale	13,963	15,666
Held-to-maturity	727	1,019
Trading	49	168
Trading account assets	6,399	6,582
Loans and other receivables	3,206	3,863
Other	3,747	3,826

	31,453	33,578

	$169,616	$169,544

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Losses and loss adjustment expenses	$44,824	$43,925
Unearned premiums	7,651	6,694
Life and health insurance benefits	2,747	2,642
Other policyholder liabilities	3,514	4,218
Accounts payable, accruals and other liabilities	4,705	5,053
Income taxes	8,621	8,051
Notes payable and other borrowings	4,448	4,807

	76,510	75,390

Finance and Financial Products:
Securities sold under agreements to repurchase	11,568	13,789
Trading account liabilities	7,791	7,274
Notes payable and other borrowings	3,757	4,481
Other	3,206	3,182

	26,322	28,726

Total liabilities	102,832	104,116

Minority shareholders’ interests	1,426	1,391

Shareholders’ equity:
Common stock — Class A, $5 par value and Class B, $0.1667 par value	8	8
Capital in excess of par value	26,044	26,028
Accumulated other comprehensive income	13,846	14,271
Retained earnings	25,460	23,730

Total shareholders’ equity	65,358	64,037

	$169,616	$169,544

See accompanying Notes to Interim Consolidated Financial Statements

FORM 10-Q

BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in millions except per share amounts)

	First Quarter

	2003	2002

	(Unaudited)
Revenues:
Insurance and Other:
Insurance premiums earned	$5,176	$4,438
Sales and service revenues	4,106	3,734
Interest, dividend and other investment income	866	703
Realized investment gains	811	162

	10,959	9,037

Finance and Financial Products:
Interest income	343	423
Other	121	61

	464	484

	11,423	9,521

Cost and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	3,733	3,474
Insurance underwriting expenses	1,153	944
Cost of sales and services	2,912	2,643
Selling, general and administrative expenses	893	758
Interest expense	40	46

	8,731	7,865

Finance and Financial Products:
Interest expense	92	148
Other	131	172

	223	320

	8,954	8,185

Earnings before income taxes and equity in earnings of MidAmerican Energy Holdings Company	2,469	1,336
Equity in net earnings of MidAmerican Energy Holdings Company	109	54

Earnings before income taxes and minority interest	2,578	1,390
Income taxes	833	460
Minority interest	15	14

Net earnings	$1,730	$916

Average common shares outstanding *	1,534,802	1,530,961
Net earnings per common share *	$1,127	$598

*	Average shares outstanding include average Class A common shares and average Class B common shares determined on an equivalent Class A common stock basis. Net earnings per share shown above represents net earnings per equivalent Class A common share. Net earnings per Class B common share is equal to one-thirtieth (1/30) of such amount.

See accompanying Notes to Interim Consolidated Financial Statements

FORM 10-Q

BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	First Quarter

	2003	2002

	(Unaudited)
Net cash flows from operating activities	$2,641	$3,427

Cash flows from investing activities:
Purchases of investments	(4,339)	(3,948)
Proceeds from sales and maturities of investments	8,967	3,214
Loans and investments originated in finance businesses	(701)	(834)
Principal collection on loans and investments originated in finance businesses	1,450	1,449
Acquisitions of businesses, net of cash acquired	(3)	(357)
Other	(218)	(254)

Net cash flows from investing activities	5,156	(730)

Cash flows from financing activities:
Proceeds from borrowings of finance businesses	454	—
Proceeds from other borrowings	289	193
Repayments of borrowings of finance businesses	(1,072)	(1,371)
Repayments of other borrowings	(208)	(213)
Change in short term borrowings of finance businesses	(153)	686
Change in other short term borrowings	(432)	92
Other	69	(37)

Net cash flows from financing activities	(1,053)	(650)

Increase in cash and cash equivalents	6,744	2,047
Cash and cash equivalents at beginning of year *	12,748	6,498

Cash and cash equivalents at end of first quarter *	$19,492	$8,545

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$45	$27
Interest of finance and financial products businesses	163	149
Other interest	67	78
Non-cash investing activity:
Liabilities assumed in connection with acquisitions of businesses	—	217
Common stock issued in connection with acquisition of business	—	324
* Cash and cash equivalents are comprised of the following:
Beginning of year—
Insurance and Other	$10,294	$5,313
Finance and Financial Products	2,454	1,185

	$12,748	$6,498

End of first quarter—
Insurance and Other	$16,130	$7,374
Finance and Financial Products	3,362	1,171

	$19,492	$8,545

See accompanying Notes to Interim Consolidated Financial Statements

FORM 10-Q

BERKSHIRE HATHAWAY INC.
and Subsidiaries
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

Note 1. General

     The accompanying unaudited Consolidated Financial Statements include the accounts of Berkshire Hathaway Inc. (“Berkshire” or “Company”) consolidated with the accounts of all its subsidiaries and affiliates, including special purpose entities, that Berkshire controls as of the financial statement date. Reference is made to Berkshire’s most recently issued Annual Report that included information necessary or useful to understanding Berkshire’s businesses and financial statement presentations. In particular, Berkshire’s significant accounting policies and practices were presented as Note 1 to the Consolidated Financial Statements included in that Report. Certain amounts in 2002 have been reclassified to conform with current year presentation.

     Financial information in this Report reflects any adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to a fair statement of results for the interim periods in accordance with generally accepted accounting principles (“GAAP”).

     For a number of reasons, Berkshire’s results for interim periods are not normally indicative of results to be expected for the year. The timing and magnitude of catastrophe losses incurred by insurance subsidiaries and the estimation error inherent to the process of determining liabilities for unpaid losses of insurance subsidiaries can be relatively more significant to results of interim periods than to results for a full year. Realized investment gains/losses are recorded when investments are sold, other-than-temporarily impaired or in certain instances, as required by GAAP, when investments are marked-to-market. Variations in the amounts and timing of realized investment gains/losses can cause significant variations in periodic net earnings.

Note 2. Significant business acquisitions

     Berkshire’s long-held acquisition strategy is to purchase businesses with consistent earning power, good returns on equity, able and honest management and at sensible prices. Businesses with these characteristics typically have market values that exceed net asset value, thus producing goodwill for accounting purposes.

     During 2002, Berkshire completed five business acquisitions for cash consideration of approximately $2.3 billion. Information concerning these acquisitions follows.

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

     The Pampered Chef, LTD (“The Pampered Chef”)

     On October 31, 2002, Berkshire acquired The Pampered Chef, LTD. The Pampered Chef is the largest branded kitchenware company and the largest direct seller of housewares in the United States.

FORM 10-Q

BERKSHIRE HATHAWAY INC.

Notes To Interim Consolidated Financial Statements (Continued)

Note 2. Significant business acquisitions (Continued)

     The results of operations for each of these entities are included in Berkshire’s consolidated results of operations from the effective date of each acquisition. The following table sets forth certain unaudited consolidated earnings data for the first quarter of 2002, as if each of the acquisitions discussed above were consummated on the same terms at the beginning of 2002. Dollars are in millions except per share amount.

2002

Total revenues	$10,078
Net earnings	961
Earnings per equivalent Class A common share	627

     On April 1, 2003, Clayton Homes, Inc. (“Clayton”) and Berkshire entered into a definitive Merger Agreement. Under the terms of the Merger Agreement, Clayton’s stockholders will receive cash of $12.50 per share in the merger, or approximately $1.7 billion in the aggregate.

     The merger is subject to the approval of Clayton stockholders as well as other closing conditions as described in the Merger Agreement. Clayton is a vertically integrated manufactured housing company with 20 manufacturing plants, 297 company owned stores, 610 independent retailers, 85 manufactured housing communities, and financial services operations that provide mortgage services for 165,000 customers and insurance protection for 100,000 families.

     On May 1, 2003, Berkshire entered into an agreement to acquire for cash McLane Company, Inc. (“McLane”), a subsidiary of Wal-Mart Stores, Inc. McLane is one of the nation’s largest wholesale distributors of groceries and nonfood items to convenience stores, wholesale clubs, mass merchandisers, quick service restaurants, theaters and others. The acquisition is subject to regulatory approval which is expected prior to June 30, 2003.

Note 3. Investments in MidAmerican Energy Holdings Company

     On March 14, 2000, Berkshire acquired 900,942 shares of common stock and 34,563,395 shares of convertible preferred stock of MidAmerican Energy Holdings Company (“MidAmerican”) for $35.05 per share, or approximately $1.24 billion in the aggregate. During March 2002, Berkshire acquired 6,700,000 additional shares of the convertible preferred stock for $402 million. Such investments currently give Berkshire about a 9.7% voting interest and an 83.4% economic interest in the equity of MidAmerican (80.2% on a diluted basis). Berkshire and certain of its subsidiaries also acquired approximately $1,728 million of 11% non-transferable trust preferred securities, of which $455 million were acquired in 2000, $323 million were acquired in March 2002, and $950 million were acquired in August 2002. Mr. Walter Scott, Jr., a member of Berkshire’s Board of Directors, controls approximately 86% of the voting interest in MidAmerican.

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

     While the convertible preferred stock does not vote generally with the common stock in the election of directors, the convertible preferred stock gives Berkshire the right to elect 20% of MidAmerican’s Board of Directors. The convertible preferred stock is convertible into common stock only upon the occurrence of specified events, including modification or elimination of the Public Utility Holding Company Act of 1935 so that holding company registration would not be triggered by conversion. Additionally, the prior approval of the holders of convertible preferred stock is required for certain fundamental transactions by MidAmerican. Such transactions include, among others: a) significant asset sales or dispositions; b) merger transactions; c) significant business acquisitions or capital expenditures; d) issuances or repurchases of equity securities and e) the removal or appointment of the Chief Executive Officer. Through the investments in common and convertible preferred stock of MidAmerican, Berkshire has the ability to exercise significant influence on the operations of MidAmerican.

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

     Berkshire’s aggregate investments in MidAmerican are included in the Consolidated Balance Sheets as Investments in MidAmerican Energy Holdings Company, and include the common and convertible preferred stock investments accounted for pursuant to the equity method totaling $2,013 million at March 31, 2003 and $1,923 million at December 31, 2002. The 11% non-transferable trust preferred securities are classified as held-to-maturity, and are carried at cost.

     Condensed consolidated balance sheets of MidAmerican are as follows. Amounts are in millions.

	March 31,	December 31,
	2003	2002

Assets:
Properties, plants, contracts and equipment, net	$10,135	$9,899
Goodwill	4,260	4,258
Other assets	4,014	3,859

	$18,409	$18,016

Liabilities and shareholders’ equity:
Term debt	$9,993	$9,952
Redeemable preferred securities held by Berkshire	1,728	1,728
Redeemable preferred securities held by others	429	429
Other liabilities and minority interests	3,857	3,613

	16,007	15,722
Shareholders’ equity	2,402	2,294

	$18,409	$18,016

     Condensed consolidated statements of earnings of MidAmerican for the first quarter of 2003 and 2002 are as follows. Amounts are in millions.

	First Quarter

	2003	2002

Revenues	$1,604	$1,070

Costs and expenses:
Cost of sales and operating expenses	1,029	689
Depreciation and amortization	142	126
Interest expense — securities held by Berkshire	48	14
Other interest expense	179	142

	1,398	971

Earnings before taxes and minority interest	206	99
Income taxes and minority interests	75	34

Net earnings	$131	$65

FORM 10-Q

BERKSHIRE HATHAWAY INC.

Notes To Interim Consolidated Financial Statements (Continued)

Note 4. Investments in securities with fixed maturities

     Data with respect to investments in securities with fixed maturities, which are classified as available-for-sale, are shown in the tabulation below (in millions).

	March 31,	December 31,
	2003	2002

Insurance and other:
Amortized cost	$32,123	$35,525
Gross unrealized gains	2,988	2,700
Gross unrealized losses	(123)	(129)

Estimated fair value	$34,988	$38,096

Finance and financial products:
Amortized cost	$13,214	$15,006
Gross unrealized gains	749	670
Gross unrealized losses	—	(10)

Estimated fair value	$13,963	$15,666

Note 5. Investments in equity securities

     Data with respect to investments in equity securities are shown in the tabulation below (in millions).

	March 31,	December 31,
	2003	2002

Total cost	$9,261	$9,164
Gross unrealized gains	18,661	19,605
Gross unrealized losses	(520)	(406)

Total fair value	$27,402	$28,363

Fair value:
American Express Company	$5,038	$5,359
The Coca-Cola Company	8,096	8,768
The Gillette Company	2,970	2,915
Wells Fargo & Company	2,396	2,497
Other equity securities	8,902	8,824

Total	$27,402	$28,363

Note 6. Goodwill of acquired businesses

     Effective January 1, 2002, Berkshire adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 changed the accounting for goodwill from a model that required amortization of goodwill, supplemented by impairment tests, to an accounting model that is based solely upon impairment tests. Thus, Berkshire’s Consolidated Statements of Earnings for the first quarter of 2003 and 2002 include no periodic amortization of goodwill.

     A reconciliation of the change in the carrying value of goodwill during the first quarter of 2003 is as follows (in millions):

Balance December 31, 2002	$22,298
Acquisitions of businesses	4

Balance March 31, 2003	$22,302

FORM 10-Q

BERKSHIRE HATHAWAY INC.

Notes To Interim Consolidated Financial Statements (Continued)

Note 7. Deferred income tax liabilities

     The tax effects of significant items comprising Berkshire’s net deferred tax liabilities as of March 31, 2003 and December 31, 2002 are as follows (in millions).

	March 31,	December 31,
	2003	2002

Deferred tax liabilities:
Unrealized appreciation of investments	$7,650	$7,884
Deferred charges reinsurance assumed	1,213	1,183
Property, plant and equipment	1,050	1,059
Investments	300	282
Other	775	648

	10,988	11,056

Deferred tax assets:
Unpaid losses and loss adjustment expenses	(1,026)	(870)
Unearned premiums	(459)	(413)
Other	(1,484)	(1,701)

	(2,969)	(2,984)

Net deferred tax liability	$8,019	$8,072

Note 8. Notes payable and other borrowings

     Notes payable and other borrowings of Berkshire and its subsidiaries as of March 31, 2003 and December 31, 2002 are summarized below. Amounts are in millions.

	March 31,	December 31,
	2003	2002

Insurance and other:
Commercial paper and other short-term borrowings	$1,770	$2,205
Borrowings under investment agreements	799	770
SQUARZ notes payable due 2007	400	400
Other debt due 2003-2032	1,479	1,432

	$4,448	$4,807

Finance and financial products:
Commercial paper and other short-term borrowings	$51	$204
Borrowings of Berkadia LLC due 2006	1,525	2,175
Notes payable	1,526	1,454
Other	655	648

	$3,757	$4,481

Note 9. Common stock

     The following table summarizes Berkshire’s common stock activity during the first quarter of 2003.

	Class A common stock	Class B common stock
	(1,650,000 shares authorized)	(55,000,000 shares authorized)
	Issued and Outstanding	Issued and Outstanding

Balance at December 31, 2002	1,311,186	6,704,117
Conversions of Class A common stock to Class B common stock and other	(3,140)	102,536

Balance at March 31, 2003	1,308,046	6,806,653

     Each share of Class A common stock is convertible, at the option of the holder, into thirty shares of Class B common stock. Class B common stock is not convertible into Class A common stock. Class B common stock has economic rights equal to one-thirtieth (1/30) of the economic rights of Class A common stock. Accordingly, on an equivalent Class A common stock basis, there are 1,534,934 shares outstanding at March 31, 2003 and 1,534,657 shares outstanding at December 31, 2002. Each Class A common share is entitled to one vote per share. Each Class B common share possesses the voting rights of one-two-hundredth (1/200) of the voting rights of a Class A share. Class A and Class B common shares vote together as a single class.

FORM 10-Q

BERKSHIRE HATHAWAY INC.

Notes To Interim Consolidated Financial Statements (Continued)

Note 10. Comprehensive income

     Berkshire’s comprehensive income for the first quarter of 2003 and 2002 is shown in the table below (in millions).

	First Quarter

	2003	2002

Net earnings	$1,730	$916

Other comprehensive income:
Increase (decrease) in unrealized appreciation of investments	(656)	1,998
Applicable income taxes and minority interests	242	(703)
Other	(15)	(15)
Applicable income taxes and minority interests	4	1

	(425)	1,281

Comprehensive income	$1,305	$2,197

Note 11. Business segment data

     A disaggregation of Berkshire’s consolidated data for the first quarter of each of the two most recent years is as follows. Amounts are in millions.

	First Quarter

Revenues	2003	2002
Operating Businesses:
Insurance group:
Premiums earned:
GEICO	$1,820	$1,562
General Re	2,049	1,970
Berkshire Hathaway Reinsurance Group	1,075	755
Berkshire Hathaway Primary Group	232	151
Investment income	855	721

Total insurance group	6,031	5,159
Apparel	471	172
Building products	830	850
Finance and financial products	464	484
Flight services	548	655
Retail	465	468
Scott Fetzer	220	219
Shaw Industries	1,019	981
Other businesses	604	406

	10,652	9,394
Reconciliation of segments to consolidated amount:
Realized investment gains	811	162
Other revenues	5	6
Eliminations	(14)	(15)
Purchase-accounting adjustments	(31)	(26)

	$11,423	$9,521

FORM 10-Q

BERKSHIRE HATHAWAY INC.

Notes To Interim Consolidated Financial Statements (Continued)

Note 11. Business segment data (Continued)

	First Quarter

Earnings (loss) before taxes	2003	2002
Operating Businesses:
Insurance group:
Underwriting gain:
GEICO	$105	$109
General Re	32	(88)
Berkshire Hathaway Reinsurance Group	140	(8)
Berkshire Hathaway Primary Group	13	7
Net investment income	851	716

Total insurance group	1,141	736
Apparel	65	9
Building products	99	114
Finance and financial products	229	150
Flight services	(8)	30
Retail	19	30
Scott Fetzer	27	28
Shaw Industries	69	73
Other businesses	207	118

	1,848	1,288
Reconciliation of segments to consolidated amount:
Realized investment gains	799	151
Interest expense *	(23)	(23)
Corporate and other	2	4
Purchase-accounting adjustments	(48)	(30)

	$2,578	$1,390

*	Amounts of interest expense represent interest on notes payable and other borrowings exclusive of that of finance businesses and interest allocated to certain businesses.

Note 12. Accounting pronouncements to become effective subsequent to March 31, 2003

     In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which addresses the consolidation of certain entities (“variable interest entity”) when control exists through other than voting interests. FIN 46 requires that a variable interest entity be consolidated by the holder of the majority of the risks and rewards associated with the activities of the variable interest entity. FIN 46 is effective immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to February 1, 2003, FIN 46 is effective for the first interim period beginning after June 15, 2003, and may be applied retroactively or prospectively. Berkshire has not completed its assessment of FIN 46. However, based on a preliminary review, Berkshire believes that its investment in Value Capital L.P., currently accounted for under the equity method, will be subject to consolidation pursuant to FIN 46 beginning in the third quarter of 2003. This change will have no effect on reported net earnings.

     A wholly owned Berkshire subsidiary is a limited partner in Value Capital. The partnership’s objective is to achieve income and capital growth from investments and arbitrage in fixed income investments. Since inception Berkshire has contributed $430 million to the partnership and other partners, including the general partner, have contributed $20 million. Profits and losses of the partnership are allocated to the partners based upon each partner’s investment. At March 31, 2003, the carrying value of $636 million (including Berkshire’s share of accumulated earnings of $206 million) is included as a component of other assets of finance and financial products businesses. Berkshire possesses no management authority over the activities conducted by Value Capital and it does not otherwise provide any financial support of the obligations of this partnership or of the other partners. As a limited partner, Berkshire’s exposure to loss is limited to the carrying value of its investment.

FORM 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Net earnings for the first quarter of 2003 and 2002 are disaggregated in the table that follows. Amounts are after deducting minority interest and income taxes. Dollar amounts are in millions.

	First Quarter

	2003	2002

Insurance – underwriting	$186	$13
Insurance – investment income	592	489
Non-insurance businesses	477	347
Interest expense	(15)	(15)
Purchase-accounting adjustments	(29)	(19)
Other	1	3

Earnings before realized investment gains	1,212	818
Realized investment gains	518	98

Net earnings	$1,730	$916

     Insurance — Underwriting

     A summary follows of underwriting results from Berkshire’s insurance businesses for the first quarter of 2003 and 2002. Dollar amounts are in millions.

	First Quarter

	2003	2002

Underwriting gain attributable to:
GEICO	$105	$109
General Re	32	(88)
Berkshire Hathaway Reinsurance Group	140	(8)
Berkshire Hathaway Primary Group	13	7

Pre-tax underwriting gain	290	20
Income taxes and minority interest	104	7

Net underwriting gain	$186	$13

     Berkshire engages in both primary insurance and reinsurance of property and casualty risks. Through General Re, Berkshire also reinsures life and health risks. In primary insurance activities, Berkshire subsidiaries assume defined portions of the risks of loss from persons or organizations that are directly subject to the risks. In reinsurance activities, Berkshire subsidiaries assume defined portions of similar or dissimilar risks that other insurers or reinsurers have subjected themselves to in their own insuring activities. Berkshire’s principal insurance businesses are: (1) GEICO, (2) General Re, (3) Berkshire Hathaway Reinsurance Group (“BHRG”) and (4) Berkshire Hathaway Primary Group. Berkshire’s management views insurance businesses as possessing two distinctive operations—underwriting and investment. Accordingly, Berkshire evaluates the performance of underwriting operations without allocation of investment income.

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

     GEICO’s pre-tax underwriting results for the first quarter of 2003 and 2002 are summarized in the table below. Dollar amounts are in millions.

	First Quarter

	2003		2002

	Amount	%	Amount	%

Premiums earned	$1,820	100.0	$1,562	100.0

Losses and loss expenses	1,370	75.3	1,176	75.3
Underwriting expenses	345	18.9	277	17.7

Total losses and expenses	1,715	94.2	1,453	93.0

Pre-tax underwriting gain	$105		$109

FORM 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     GEICO (Continued)

     Premiums earned in the first quarter of 2003 were $1,820 million, an increase of 16.5% from $1,562 million in 2002. The growth in premiums earned in 2003 for voluntary auto was 15.5%, reflecting a 10.2% increase in policies-in-force during the past year and modest rate increases. During the first quarter of 2003, voluntary policies-in-force increased 3.1% (or about 13% on an annualized basis).

     Policies-in-force over the twelve months ending March 31, 2003 increased 7.8% in the preferred risk auto market and 19.6% in the standard and nonstandard auto lines. During the first quarter of 2003, voluntary auto new business sales increased 27.1% compared to 2002. The sales closure ratio and the policy retention rate improved in 2003 compared to the first quarter of 2002 and continued to benefit from premium rate increases taken by competitors.

     Losses and loss adjustment expenses incurred in the first quarter of 2003 were $1,370 million, an increase of 16.5% over the first quarter of 2002. The ratio of losses incurred to premiums earned was 75.3% for the first quarter of 2003 and 2002. Claim frequencies for physical damage coverages increased in 2003 over 2002 due to increased numbers of winter storms. Claim frequencies for bodily injury coverages declined slightly in 2003. Average claim severity for physical damage coverages increased in 2003 at a low rate while severity trends for bodily injury and medical coverages appear to be increasing at a higher rate.

     GEICO is a defendant in several class action lawsuits related to the use of collision repair parts not produced by the original auto manufacturers, the calculation of “total loss” value and whether to pay diminished value as part of the settlement of certain claims. Management intends to vigorously defend the corporation’s position on these claim settlement procedures. Several lawsuits have been dismissed to date. However, the remaining lawsuits are in various stages of development and the ultimate outcome cannot be reasonably determined at this time.

     Underwriting expenses for the first quarter of 2003 were $345 million, an increase of $68 million (24.5%) from the first quarter of 2002. A significant portion of the increase in underwriting expense in 2003 was due to increased staffing and salaries, higher associate profit sharing accruals and increased advertising expense.

     GEICO’s underwriting results continue to reflect good claim experience. Management expects policies-in-force to continue to grow moderately over the remainder of 2003.

     General Re

     General Re conducts a reinsurance business, which provides reinsurance coverage in the United States and worldwide. General Re’s principal reinsurance operations are comprised of: (1) North American property/casualty, (2) international property/casualty, which consists of reinsurance business written principally through Germany-based Cologne Re, (3) London market business written principally through the Faraday operations, and (4) global life/health. At March 31, 2003, General Re had an 89% economic ownership interest in Cologne Re.

     General Re’s pre-tax underwriting results for the first quarter of 2003 and 2002 are summarized in the table below. Amounts are in millions.

	Premiums earned		Pre-tax underwriting gain (loss)
	First Quarter		First Quarter

	2003	2002	2003	2002

North American property/casualty	$889	$975	$11	$(32)
International property/casualty	407	384	4	(42)
Faraday (London market)	291	166	14	(3)
Global life/health	462	445	3	(11)

	$2,049	$1,970	$32	$(88)

     General Re’s consolidated underwriting results for the first quarter of 2003 produced an underwriting gain of $32 million, compared with an $88 million underwriting loss in the first quarter of 2002. The improvement in 2003 was primarily due to improved current accident year results, which benefited from price increases, better coverage terms and the absence of large property losses.

     During the last two years, General Re took significant underwriting actions to better align premium rates with coverage terms. Improved current accident year results reflect these efforts. Management continues to believe that additional premium rate increases and more favorable coverage terms are needed in certain international lines and territories to achieve targeted long-term underwriting profitability. Information with respect to each of General Re’s underwriting units is presented below.

FORM 10-Q

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

     Premiums earned in the first quarter of 2003 were $889 million, a decrease of $86 million (8.8%) compared with the same period in 2002. The decline in premiums earned resulted from a net reduction from cancellations/non-renewals over new contracts (approximately $276 million), partially offset by rate increases across all lines of business (roughly estimated at $190 million).

     North American property/casualty operations produced an underwriting gain of $11 million in the first quarter of 2003, compared with an underwriting loss of $32 million in the first quarter of 2002. The comparative improvement in first quarter underwriting results reflects improved results for the current accident year. The favorable effects of rate increases and improved contract terms and conditions over the past two years contributed to the net gain in the current accident year. In addition, underwriting results for the first quarter of 2003 included no major catastrophe and other large individual property losses ($20 million or greater), continuing a trend that began in 2002. As a result, the 2003 accident year property results were better than long-term expectations. The timing and magnitude of catastrophe and large individual property losses may produce considerable volatility in periodic underwriting results over the foreseeable future.

     In the first quarter of 2003 and 2002, underwriting results included losses from prior years’ loss events totaling $18 million and $36 million, respectively. In each period, these losses were primarily attributed to discount accretion on workers’ compensation reserves and deferred charge amortization on retroactive contracts. For statutory insurance and GAAP reporting purposes, workers’ compensation loss reserves are discounted at 1.0% per annum for claims occurring after December 31, 2002 and at 4.5% for claims occurring before January 1, 2003. The lower discount rate for 2003 claims was approved by General Re’s state insurance regulators and reflects the lower interest rate environment that now exists in the United States. This change reduced the benefit of discounting 2003 loss occurrences by approximately $28 million from the benefit that would have been received using the prior discount rate.

     The process of establishing reserves and related ceded reinsurance recoverables by General Re, like most other reinsurers, requires numerous estimates and judgments by management. Loss reserve estimates are based primarily on amounts of claims reported by ceding companies (such amounts generally exclude incurred-but-not-reported (“IBNR”) claims), analysis of historical claim reporting patterns of ceding companies, and estimates of expected overall loss amounts for all accident periods. Expected overall losses are partly based upon assumptions with respect to both General Re’s and ceding companies’ premium rate adequacy. Premium rate adequacy assumptions are an indicator of the profitability of the subject business being reinsured and are important in establishing reserves for claims that will be reported and settled over long periods into the future. Claim frequency or count analyses are generally not practicable because such data is either not provided by ceding companies or otherwise not timely or reliable. Loss reserves, which are established based on estimates by line of business and type of coverage, are regularly re-evaluated.

     For the first three months of 2003, amounts of reported claims from cedants were slightly below expected losses. Due to the long-tailed nature of casualty claims, a very high degree of estimation is involved in establishing loss reserves, particularly for current accident year occurrences. Thus, the ultimate level of underwriting gain or loss with respect to recent accident years, including 2003, will not be fully known for many years. North American property/casualty loss reserves were $16.1 billion ($14.9 billion net of reinsurance) at March 31, 2003 and $16.2 billion ($14.9 billion net of reinsurance) at December 31, 2002. About 50% of the reserves represent estimates of IBNR losses.

     The estimate for environmental and asbestos losses is composed of four parts: known claims, development on known claims, IBNR and direct excess coverage litigation expenses. At March 31, 2003, environmental and asbestos loss reserves for North America were $1,130 million ($986 million net of reinsurance). At December 31, 2002, environmental and asbestos loss reserves for North America were $1,161 million ($1,008 million net of reinsurance). The changing legal environment concerning asbestos claims together with the widespread use of asbestos related products in the U.S. over the past century has made quantification of potential exposures very difficult. Future changes in the legal environment may precipitate significant changes in reserves.

     Although loss reserve levels are believed to be adequate, there can be no guarantees. A relatively small change in the estimate of net reserves can produce large changes in annual underwriting results. For instance, a one-percentage point change in net reserves at March 31, 2003 would produce a pre-tax underwriting gain or loss of $149 million, or roughly 4% of annualized first quarter 2003 premiums earned. Changes in reserve estimates are reported as a component of losses incurred in the period of the change. In addition, the timing and magnitude of catastrophes and large individual property losses are expected to continue to contribute to volatile periodic underwriting results in the future.

FORM 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     General Re (Continued)

International property/casualty

     The international property/casualty operations write quota-share and excess reinsurance on risks around the world. International property/casualty business is written on a direct reinsurance basis primarily through Cologne Re. The largest international markets are in Western Europe.

     First quarter 2003 premiums earned increased $23 million (6.0%) over the first quarter 2002, which reflects an increase in the values of most major foreign currencies relative to the U.S. dollar. First quarter premiums earned in local currencies decreased 10.4% in 2003 from 2002. The decrease in premiums earned was primarily due to the non-renewal of unprofitable business in continental Europe, the United Kingdom and Australia.

     The international property/casualty operations produced an underwriting gain of $4 million in the first three months of 2003, compared with an underwriting loss of $42 million in the same period of 2002. Rate increases and the lack of large property losses during the first quarter of 2003 contributed to the gain in 2003. First quarter 2002 results included one large property loss in the United Kingdom ($29 million) and $14 million in losses related to the international credit/bond business, which was discontinued at the end of 2001.

Faraday (London market)

     London-market business is primarily written through Faraday Holdings Limited (“Faraday”). Faraday owns the managing agent of Syndicate 435 at Lloyd’s of London and provides capacity and participates in the results of Syndicate 435. Through Faraday, General Re’s participation in Syndicate 435 was 96.7% in 2002 and increased to 100% in 2003.

     London-market premiums earned for the first three months of 2003 increased $125 million (75.3%) over the same period in 2002. In local currencies, premiums earned increased 54.4% in 2003 over 2002. The increase in premiums earned is principally due to new business written (aviation lines) in the fourth quarter of 2002, rate increases net of cancelled business, as well as increased participation in Faraday Syndicate 435.

     London-market operations produced an underwriting gain in the first quarter of 2003 of $14 million, compared with an underwriting loss of $3 million in the comparable 2002 period. Underwriting results in 2003 benefited from rate increases and lower than expected property losses.

     At March 31, 2003, the international property/casualty and London-market operations had gross loss reserves of $7.4 billion, ($6.7 billion net of reinsurance), compared to gross reserves of $7.1 billion at December 31, 2002 ($6.4 billion net of reinsurance). The increase in reserves during the first quarter of 2003 was primarily due to changes in foreign currency rates. Loss reserves for these operations are established based on methodologies similar to those used in the North American property/casualty operations; however, ceded activity reports for continental Europe and certain other international markets are generally provided less frequently by cedants, or are due later than those provided by North American clients.

Global life/health

     General Re’s global life/health affiliates reinsure such risks worldwide. Premiums earned in the first three months of 2003 for the global life/health operations increased $17 million (3.8%) from the same period in 2002. Adjusting for the effects of foreign exchange rates, premiums earned in local currencies decreased 4.2% in 2003 reflecting decreases in both U.S. and international markets.

     Global life/health generated an underwriting gain of $3 million during the first three months of 2003, compared with an underwriting loss of $11 million in the first three months of 2002. The improvement in results in the first quarter of 2003 was primarily due to international markets, which produced an underwriting gain of $11 million. Offsetting this gain was a loss of $8 million in the U.S. health markets, of which $6 million was due to seasonal losses in the Medicare supplement business. The $11 million global life/health underwriting loss in the first three months of 2002 was also primarily due to seasonal losses in the Medicare supplement business in the U.S. life/health operation.

     Berkshire Hathaway Reinsurance Group

     The Berkshire Hathaway Reinsurance Group (“BHRG”) underwrites excess-of-loss reinsurance and quota-share coverages for insurers and reinsurers around the world. BHRG is believed to be one of the leaders in providing catastrophe excess-of-loss reinsurance. Since July 2001, BHRG has also written a number of policies for large or otherwise unusual discrete commercial property risks on a direct and facultative reinsurance basis. This business is referred to as individual risk.

FORM 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Berkshire Hathaway Reinsurance Group (Continued)

BHRG’s pre-tax underwriting results are summarized in the table below. Amounts are in millions.

	Premiums earned First Quarter		Pre-tax underwriting gain (loss) First Quarter

	2003	2002	2003	2002

Catastrophe and individual risk	$299	$222	$273	$157
Retroactive reinsurance	—	399	(147)	(120)
Quota-share	616	86	(3)	(27)
Other	160	48	17	(18)

	$1,075	$755	$140	$(8)

     Premiums earned from catastrophe and individual risk contracts in the first quarter of 2003 were $299 million, an increase of $77 million (34.7%) over 2002. Most of the increase related to individual risk policies written in 2002 in response to an increase in opportunities to write this business at rates considered adequate by BHRG management. During the first quarter of 2003, increased price competition for the individual risk business resulted in a 30% decline in first quarter written premiums as compared to 2002. Nevertheless, premiums earned over the remainder of 2003 from catastrophe and individual risk policies will be considerable.

     The underwriting gains from catastrophe and individual risk business in 2003 and 2002 reflect low levels of catastrophe losses and other large individual property losses. However, a truly significant loss event occurring on one of several particularly large policies would have far surpassed these underwriting gains. The timing and magnitude of losses may produce extraordinary volatility in periodic underwriting results of BHRG’s catastrophe and individual risk business. Such volatility is accepted, however, provided that the long-term prospect of achieving an underwriting profit is reasonable. Periodic underwriting results over the remainder of 2003 for catastrophe and individual risk business will continue to be subject to extreme volatility.

     Retroactive reinsurance policies typically provide very large, but limited, indemnification of unpaid losses and loss adjustment expenses with respect to past loss events, including claims that have not yet been reported to the ceding companies. Certain retroactive policies are expected to include significant amounts of environmental, asbestos and other latent injury claims. It is also expected that claims under these contracts will be paid out in the future over a very long period of time. Loss payments have not commenced on several contracts, which are subject to specified loss retentions by the counterparty to the contracts. There were no retroactive policies written during the first quarter of 2003. Substantially all of the premiums earned during the first quarter of 2002 derived from one policy.

     The underwriting losses from retroactive reinsurance are primarily attributed to the amortization of deferred charges established on retroactive reinsurance contracts. The deferred charges, which represent the difference between the policy premium and the estimated ultimate claim reserves, are amortized over the expected claim payment period using the interest method. The amortization charges are recorded as losses incurred and, therefore, produce underwriting losses. The level of amortization in a given period is based upon estimates of the timing and amount of future loss payments. The increase in amortization charges in 2003 over 2002 relates to the significant amount of new business written in recent years. Unamortized deferred charges at March 31, 2003 totaled approximately $3.3 billion. It is currently estimated that additional deferred charge amortization of approximately $310 million will be recognized over the remainder of 2003. BHRG believes that these charges are reasonable relative to the large amounts of float generated from these policies, which totaled about $8.3 billion at March 31, 2003. Income generated from the investment of float is reflected in net investment income.

     Premiums earned in the first quarter of 2003 from quota-share reinsurance totaled $616 million and included approximately $150 million from two multi-line quota-share contracts and an increase of about $380 million in premiums earned under participations in several Lloyd’s Syndicates and several property quota-share reinsurance contracts. Net underwriting results from quota-share contracts in 2003 reflect low amounts of property and aviation losses.

     Berkshire Hathaway Primary Group

     Premiums earned by Berkshire’s various other primary insurers totaled $232 million for the first quarter of 2003, an increase of $81 million (53.6%) over the first quarter of 2002. For the first three months, Berkshire’s primary insurers produced underwriting gains of $13 million in 2003 and $7 million in 2002. The increases in premiums earned and underwriting gains were principally attributed to the NICO Primary group and U.S. Liability Insurance Group.

FORM 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Insurance — Investment Income

     After-tax net investment income produced by Berkshire’s insurance and reinsurance businesses for the first quarter of 2003 and 2002 is summarized in the table below. Dollar amounts are in millions.

	First Quarter

	2003	2002

Net investment income before income taxes and minority interest	$851	$716
Income taxes and minority interest	259	227

Net investment income	$592	$489

     Pre-tax net investment income earned by Berkshire’s insurance businesses for the first quarter of 2003 exceeded the first quarter of 2002 by $135 million (18.9%). The increase in investment income in 2003 reflects an increase in invested assets. Invested assets of the insurance businesses totaled $80.9 billion at March 31, 2003.

     Invested assets derive from shareholder capital as well as policyholder float. “Float” is an approximation of the net amount of liabilities due to policyholders that is temporarily available for investment. Float represents the sum of unpaid losses and loss adjustment expenses, unearned premiums and other policyholder liabilities less the aggregate of premiums and reinsurance balances receivable, deferred policy acquisition costs, and deferred charges on retroactive reinsurance contracts. Consolidated float at March 31, 2003 was approximately $42.5 billion, compared to $41.2 billion at December 31, 2002, $37.3 billion at March 31, 2002 and $35.5 billion at December 31, 2001. Berkshire’s management does not anticipate that float will grow significantly over the remainder of 2003.

     While float at all of Berkshire’s underwriting units has increased over the past year, the largest increases principally derived from BHRG and General Re. For the first quarter of 2003 and 2002, the annualized cost of float was negative, as Berkshire’s consolidated insurance and reinsurance businesses produced pre-tax underwriting gains in each period. Absent a major catastrophe or a significant increase in reserves established for prior years’ loss events, the cost of float is expected to remain very low, if not negative, over the remainder of 2003.

     Non-Insurance Businesses

     Results of operations of Berkshire’s diverse non-insurance businesses for the first quarter of 2003 and 2002 are summarized in the following table. Dollar amounts are in millions.

	First Quarter

	2003		2002

	Amount	%	Amount	%

Revenues	$4,621	100.0	$4,235	100.0
Cost and expenses	3,914	84.7	3,683	87.0

Earnings before income taxes/minority interest	707	15.3	552	13.0
Applicable income taxes/minority interest	230	5.0	205	4.8

Net earnings	$477	10.3	$347	8.2

     A comparison of revenues and pre-tax earnings for the non-insurance business segments follows. Dollar amounts are in millions.

	Revenues		Pre-tax Earnings
	First Quarter		First Quarter

	2003	2002	2003	2002

Apparel	$471	$172	$65	$9
Building products	830	850	99	114
Finance and financial products	464	484	229	150
Flight services	548	655	(8)	30
Retail	465	468	19	30
Scott Fetzer	220	219	27	28
Shaw Industries	1,019	981	69	73
Other businesses	604	406	207	118

	$4,621	$4,235	$707	$552

FORM 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Non-Insurance Businesses (Continued)

     Operating results of most of Berkshire’s non-insurance group businesses were adversely affected to varying degrees in the first quarter by weak commercial/industrial construction activity, the soft retail environment and declining consumer confidence in the United States, which Berkshire’s management believes was exacerbated by higher energy and materials costs and the war in Iraq.

     Berkshire’s apparel business includes Fruit of the Loom and Garan, which were acquired in April 2002 and September 2002, respectively. Revenues and pre-tax earnings from these businesses are included in Berkshire’s apparel results beginning from their respective acquisition dates and in 2003 account for essentially all of the comparative increases in first quarter apparel revenues and pre-tax earnings versus 2002.

     The building products group consists of Johns Manville, Benjamin Moore, Acme Brick Company, and MiTek. First quarter 2003 revenues at Johns Manville and Benjamin Moore declined $33 million (approximately 5%) from 2002, whereas revenues of MiTek increased $13 million. Pre-tax earnings of the building products segment in the first quarter of 2003 declined $15 million (13.2%) from 2002, principally due to the effects of comparatively higher raw material, energy and insurance costs. In particular, higher energy costs resulted in higher manufacturing costs of insulation (Johns Manville) products.

     Pre-tax earnings of the finance and financial products business in the first quarter 2003 totaled $229 million, an increase of $79 million (52.7%) from the first quarter of 2002. Significant, but comparatively lower earnings were achieved at BH Finance, which includes Berkadia LLC. The decline reflects lower levels of invested assets, as investment maturities and redemptions exceeded new investments. BH Finance primarily invests in fixed income instruments on a substantially leveraged basis under a small number of proprietary strategies. Such strategies are subject to market conditions, which were unusually favorable in 2002. Berkshire currently expects this business will continue to generate significant pre-tax earnings for the remainder of 2003, but at lower levels compared to 2002. Income derived from Berkadia is entirely a function of the balance of its loan to FINOVA ($5.6 billion at August 2001). Since the loan was made, FINOVA has made principal prepayments to reduce the loan balance to $1.525 billion at March 31, 2003. For the first quarter 2003, net interest earned from Berkadia’s loan was $30 million, compared to $37 million in 2002. Net interest earned from this activity will decline in the future.

     During the first quarter of 2003, General Re Securities (“GRS”) generated a pre-tax loss of $27 million compared to a loss of $89 million in 2002. In the first quarter of 2002, General Re announced that the operations of GRS would be run-off in an orderly manner, which is expected to take several years to complete. Additional losses may be incurred in future periods as transactions to restructure or close out existing trade positions take place.

     Flight services revenues for the first quarter of 2003 declined $107 million (16.3%) from the comparable period in 2002. Comparative revenues of NetJets declined about 19.5% due to a 53% decline in aircraft sales partially offset by a 15.7% increase in flight operations revenue. Revenues of FlightSafety declined 5.4% due primarily to lower simulator usage in the regional airline market. For the first quarter of 2003, the flight services businesses produced a pre-tax loss of $8 million. This includes approximately $25 million of charges to write down certain NetJets aircraft to estimated realizable value. The flight services businesses, in particular, have been negatively affected by the slowdown in the U.S. economy, the war in Iraq and the lingering effects of the terrorist attack in 2001. While Berkshire’s management believes that the adverse conditions affecting travel industries are temporary, it is currently uncertain how long these conditions will continue.

     For the first quarter of 2003, Shaw’s revenues increased $38 million (3.9%) over 2002. The increase resulted from slightly higher prices for carpet and rugs and higher volume of hard floor surface sales. Pre-tax earnings in the first quarter of 2003 declined ($4 million) reflecting higher raw material costs. Material used in carpet manufacturing mostly derives from petrochemical products. The increase in petroleum prices in 2003 has generated an increase in the cost of raw materials.

     Berkshire’s other non-insurance businesses consist of the results of several smaller businesses, as well as income from investments in MidAmerican. Income from MidAmerican consists of Berkshire’s share of MidAmerican’s net income plus income earned from investments in MidAmerican’s 11% trust preferred securities. For the first quarter of 2003 and 2002, income from MidAmerican totaled $156 million and $68 million, respectively. The increase in income from MidAmerican in 2003 was primarily due to Berkshire’s additional investments during 2002. MidAmerican’s operating earnings increased in 2003 as a result of the acquisition of two natural gas pipelines and three real estate brokerage businesses in 2002, and improvements in the earnings of existing energy businesses. See Note 3 to the Interim Consolidated Financial Statements for additional information regarding Berkshire’s investments in MidAmerican. Pre-tax earnings of other businesses in 2003 also include newly-acquired businesses, Albecca Inc. (on February 8, 2002), The Pampered Chef and CTB International (both on October 31, 2002).

FORM 10-Q

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

     Realized Investment Gains

     Realized investment gains and losses have been a recurring element in Berkshire’s net earnings for many years. Such amounts — recorded when investments (1) are sold; (2) other-than-temporarily impaired; and (3) marked-to-market with a corresponding gain or loss included in earnings — may fluctuate significantly from period to period, resulting in a meaningful effect on reported net earnings. The Consolidated Statements of Earnings include after-tax realized investment gains of $518 million and $98 million for the first quarter of 2003 and 2002, respectively.

Financial Condition

     Berkshire’s balance sheet continues to reflect significant liquidity and a strong capital base. Consolidated shareholders’ equity at March 31, 2003 totaled $65.4 billion. Consolidated cash and invested assets, excluding assets of finance and financial products businesses, totaled approximately $82.3 billion at March 31, 2003 and $80.8 billion at December 31, 2002, which includes cash and cash equivalents of $16.1 billion at March 31, 2003 and $10.3 billion at December 31, 2002.

     Berkshire’s consolidated borrowings under investment agreements and other debt, excluding borrowings of finance businesses, totaled $4.45 billion at March 31, 2003 and $4.81 billion at December 31, 2002. Of these amounts, approximately $1.77 billion and $2.21 billion are short-term commercial paper and other borrowings by Berkshire’s operating businesses. In August 2003, Berkshire expects to redeem $135 million of pre-acquisition debt of Albecca Inc., which was acquired in February 2002.

     Berkshire issued 40,000 SQUARZ securities in May 2002 for net proceeds of approximately $398 million. The SQUARZ securities consist of $400 million par amount of senior notes due in November 2007 together with warrants to purchase Berkshire Class A or Class B common stock, which expire in May 2007. A warrant premium is payable to Berkshire at an annual rate of 3.75% and interest is payable to note holders at a rate of 3.00%. Holders of the notes may surrender the warrants and require Berkshire to repurchase the notes at par annually beginning May 15, 2003.

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

     Assets of the finance and financial products businesses totaled $31.5 billion at March 31, 2003 and $33.6 billion at December 31, 2002. The overall decline reflects a decline in invested assets of BH Finance and $650 million in principal collections by Berkadia with respect to its loan to FINOVA. Certain assets held by BH Finance are sold under agreements to repurchase, which represent collateralized borrowings. The balance of such borrowings at March 31, 2003 was $11.6 billion, a decrease of $2.2 billion since December 31, 2002. This reduction reflects a decline in related assets.

     Notes payable and other borrowings of Berkshire’s finance and financial products businesses totaled $3.8 billion at March 31, 2003 and $4.5 billion at December 31, 2002. These balances include Berkadia’s bank borrowing of $1.525 billion at March 31, 2003 and $2.175 billion at December 31, 2002, which declined as a result of FINOVA’s loan prepayments to Berkadia.

     Berkshire believes that it currently maintains sufficient liquidity to cover its existing requirements and provide for contingent liquidity needs.

FORM 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical Accounting Policies

     In applying certain accounting policies, Berkshire’s management is required to make estimates and judgments regarding transactions that have occurred and ultimately will be settled several years in the future. Amounts recognized in the financial statements from such estimates are necessarily based on assumptions about numerous factors involving varying, and possibly significant, degrees of judgment and uncertainty. Accordingly, the amounts currently recorded in the financial statements may prove, with the benefit of hindsight, to be inaccurate. The balance sheet items most significantly affected by these estimates are property and casualty insurance and reinsurance related liabilities, deferred charges on retroactive reinsurance, and goodwill of businesses acquired.

     Reference is made to “Critical Accounting Policies” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Berkshire’s Annual Report for the year ending December 31, 2002, for additional information on Berkshire’s critical accounting estimates.

     Berkshire’s Consolidated Balance Sheet includes estimated liabilities for unpaid losses from property and casualty insurance and reinsurance contracts of $44.8 billion and reinsurance receivables of $2.6 billion at March 31, 2003. Due to the inherent uncertainties in the process of establishing these amounts, the actual ultimate claim amounts will differ from the currently recorded amounts. A small percentage change in estimates of this magnitude will result in a material effect on reported earnings. For instance, a 5% increase in the March 31, 2003 net estimate would produce a $2.1 billion charge to pre-tax earnings. Future effects from changes in these estimates will be recorded as a component of losses incurred in the period of the change.

     Unamortized deferred charges on retroactive reinsurance policies assumed totaled $3.5 billion at March 31, 2003. Significant changes in either the timing or ultimate amount of loss payments may have a significant effect on unamortized deferred charges and the amount of periodic amortization.

     Berkshire’s Consolidated Balance Sheet as of March 31, 2003 includes goodwill of acquired businesses of approximately $22.3 billion. These amounts were recorded as a result of Berkshire’s numerous prior business acquisitions accounted for under the purchase method. Prior to 2002, goodwill from each acquisition was generally amortized as a charge to earnings over periods not exceeding 40 years. Under SFAS No. 142, which was adopted by Berkshire as of January 1, 2002, periodic amortization ceased, in favor of an impairment-only accounting model.

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

FORM 10-Q

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Reference is made to Berkshire’s most recently issued Annual Report and in particular the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of March 31, 2003, there have been no material changes in the market risks described in Berkshire’s most recently issued Annual Report.

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

     None.

SIGNATURE

     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC. (Registrant)

Date	May 9, 2003	/s/ Marc D. Hamburg

(Signature) Marc D. Hamburg, Vice President and Principal Financial Officer

FORM 10-Q

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

Date: May 9, 2003

/s/ Warren E. Buffett

Chairman – Principal Executive Officer

FORM 10-Q

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

Date: May 9, 2003

/s/ Marc D. Hamburg

Vice President – Principal Financial Officer