Form 10-Q
period 2003-06-30
BERKSHIRE HATHAWAY INC
filed 2003-08-11
CIK 1067983

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

      (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to

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
      YES ☒     NO ☐

     Number of shares of common stock outstanding as of July 31, 2003:

Class A — 1,294,100 Class B — 7,237,967

FORM 10-Q	Q/E 6/30/03

BERKSHIRE HATHAWAY INC.

Page No.

Part I – Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets —
June 30, 2003 and December 31, 2002	2
Consolidated Statements of Earnings —
Second Quarter and First Half 2003 and 2002	3
Condensed Consolidated Statements of Cash Flows —
First Half 2003 and 2002	4
Notes to Interim Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	21
Part II – Other Information
Item 4. Submission of Matters to a Vote of Securities Holders	22
Item 6. Exhibits and Reports on Form 8-K	22
Signature	22
Exhibits
31. Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	23
32. Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	25

FORM 10-Q	Q/E 6/30/03

Part I Financial Information

Item 1. Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(dollars in millions except per share amounts)

	June 30,	December 31,
	2003	2002
	(Unaudited)
ASSETS
Insurance and Other:
Cash and cash equivalents	$24,425	$10,294
Investments:
Securities with fixed maturities	28,883	38,096
Equity securities	31,794	28,363
Other investments	3,100	4,044
Receivables	13,337	13,175
Inventories	3,772	3,030
Property, plant and equipment	5,993	5,407
Goodwill of acquired businesses	22,358	22,298
Deferred charges reinsurance assumed	3,198	3,379
Other assets	5,020	4,229

	141,880	132,315

Investments in MidAmerican Energy Holdings Company	3,816	3,651

Finance and Financial Products:
Cash and cash equivalents	4,019	2,454
Investments in securities with fixed maturities:
Available-for-sale	9,752	15,666
Other	840	1,187
Trading account assets	5,308	6,582
Loans and other receivables	3,220	3,863
Other	4,095	3,826

	27,234	33,578

	$172,930	$169,544

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Losses and loss adjustment expenses	$44,954	$43,925
Unearned premiums	7,143	6,694
Life and health insurance benefits	2,683	2,642
Other policyholder liabilities	3,398	4,218
Accounts payable, accruals and other liabilities	6,246	5,053
Income taxes, principally deferred	9,995	8,051
Notes payable and other borrowings	4,396	4,807

	78,815	75,390

Finance and Financial Products:
Securities sold under agreements to repurchase	8,481	13,789
Trading account liabilities	6,740	7,274
Notes payable and other borrowings	3,565	4,481
Other	3,222	3,182

	22,008	28,726

Total liabilities	100,823	104,116

Minority shareholders’ interests	1,502	1,391

Shareholders’ equity:
Common stock - Class A, $5 par value and Class B, $0.1667 par value	8	8
Capital in excess of par value	26,066	26,028
Accumulated other comprehensive income	16,842	14,271
Retained earnings	27,689	23,730

Total shareholders’ equity	70,605	64,037

	$172,930	$169,544

See accompanying Notes to Interim Consolidated Financial Statements

FORM 10-Q	Q/E 6/30/03

BERKSHIRE HATHAWAY INC.
and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in millions except per share amounts)

	Second Quarter		First Half

	2003	2002	2003	2002

	(Unaudited)		(Unaudited)
Revenues:
Insurance and Other:
Insurance premiums earned	$5,521	$4,417	$10,697	$8,855
Sales and service revenues	6,340	4,403	10,446	8,137
Interest, dividend and other investment income	794	683	1,613	1,371
Realized investment gains	1,067	25	1,878	187

	13,722	9,528	24,634	18,550

Finance and Financial Products:
Interest income	260	352	603	775
Realized investment gains	324	46	336	49
Other	90	104	199	162

	674	502	1,138	986

	14,396	10,030	25,772	19,536

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	3,972	3,464	7,705	6,938
Insurance underwriting expenses	1,154	969	2,307	1,913
Cost of sales and services	4,775	3,081	7,687	5,724
Selling, general and administrative expenses	1,017	776	1,910	1,534
Interest expense	43	49	83	95

	10,961	8,339	19,692	16,204

Finance and Financial Products:
Interest expense	81	126	173	274
Other	109	128	240	300

	190	254	413	574

	11,151	8,593	20,105	16,778

Earnings before income taxes and equity in earnings of MidAmerican Energy Holdings Company	3,245	1,437	5,667	2,758
Equity in earnings of MidAmerican Energy Holdings Company	90	94	218	151

Earnings before income taxes and minority interest	3,335	1,531	5,885	2,909
Income taxes	1,078	469	1,883	918
Minority interest	28	17	43	30

Net earnings	$2,229	$1,045	$3,959	$1,961

Average common shares outstanding *	1,535,095	1,533,728	1,534,950	1,532,352
Net earnings per common share *	$1,452	$681	$2,579	$1,280

*	Average shares outstanding include average Class A common shares and average Class B common shares determined on an equivalent Class A common stock basis. Net earnings per share shown above represents net earnings per equivalent Class A common share. Net earnings per Class B common share is equal to one-thirtieth (1/30) of such amount.

See accompanying Notes to Interim Consolidated Financial Statements

FORM 10-Q	Q/E 6/30/03

BERKSHIRE HATHAWAY INC.
and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	First Half

	2003	2002

	(Unaudited)
Net cash flows from operating activities	$3,613	$6,746

Cash flows from investing activities:
Purchases of investments	(5,983)	(8,146)
Proceeds from sales and maturities of investments	19,316	6,304
Loans and investments originated in finance businesses	(1,040)	(783)
Principal collection on loans and investments originated in finance businesses	2,810	3,026
Acquisitions of businesses, net of cash acquired	(1,427)	(1,076)
Other	(373)	(396)

Net cash flows from investing activities	13,303	(1,071)

Cash flows from financing activities:
Proceeds from borrowings of finance businesses	454	123
Proceeds from other borrowings	573	774
Repayments of borrowings of finance businesses	(1,411)	(3,025)
Repayments of other borrowings	(374)	(392)
Change in short term borrowings of finance businesses	(78)	(1,004)
Change in other short term borrowings	(622)	55
Other	238	19

Net cash flows from financing activities	(1,220)	(3,450)

Increase in cash and cash equivalents	15,696	2,225
Cash and cash equivalents at beginning of year *	12,748	6,498

Cash and cash equivalents at end of first half *	$28,444	$8,723

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$1,364	$682
Interest of finance and financial products businesses	246	256
Other interest	127	103
Non-cash investing activity:
Liabilities assumed in connection with acquisitions of businesses	1,176	444
Common stock issued in connection with acquisition of business	—	324
* Cash and cash equivalents are comprised of the following:
Beginning of year —
Insurance and Other	$10,294	$5,313
Finance and Financial Products	2,454	1,185

	$12,748	$6,498

End of first half —
Insurance and Other	$24,425	$7,260
Finance and Financial Products	4,019	1,463

	$28,444	$8,723

See accompanying Notes to Interim Consolidated Financial Statements

FORM 10-Q	Q/E 6/30/03

BERKSHIRE HATHAWAY INC.
and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

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

Note 2. Significant business acquisitions

     Berkshire’s long-held acquisition strategy is to purchase businesses with consistent earning power, good returns on equity, able and honest management and at sensible prices. Businesses with these characteristics typically have market values that exceed net asset values, thus producing goodwill for accounting purposes.

     On May 23, 2003, Berkshire acquired McLane Company, Inc. (“McLane”), from Wal-Mart Stores, Inc. for cash consideration of approximately $1.5 billion. McLane is one of the nation’s largest wholesale distributors of groceries and nonfood items to convenience stores, wholesale clubs, mass merchandisers, quick service restaurants, theaters and others.

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

     The Pampered Chef, LTD (“The Pampered Chef”)

     On October 31, 2002, Berkshire acquired The Pampered Chef, which is the largest branded kitchenware company and the largest direct seller of housewares in the United States.

FORM 10-Q	Q/E 6/30/03

BERKSHIRE HATHAWAY INC.

Notes to Interim Consolidated Financial Statements (Continued)

Note 2. Significant business acquisitions (Continued)

     The results of operations for each of these entities are included in Berkshire’s consolidated results of operations from the effective date of each acquisition. The following table sets forth certain unaudited consolidated earnings data for the first half of 2003 and 2002, as if each of the acquisitions discussed above were consummated on the same terms at the beginning of each year. Dollars are in millions except per share amounts.

	2003	2002

Total revenues	$34,211	$30,129
Net earnings	3,988	2,057
Earnings per equivalent Class A common share	2,598	1,340

     On April 1, 2003, Berkshire entered into an agreement to acquire all the outstanding common stock of Clayton Homes, Inc. (“Clayton”). Under the terms of the agreement, Clayton stockholders are to receive cash of $12.50 per share, or approximately $1.7 billion in the aggregate. The filing required to consummate the acquisition was made on August 7, 2003. A court order was issued on August 8, 2003, which currently restricts further action on the acquisition. Clayton is a vertically integrated manufactured housing company with 20 manufacturing plants, 297 company owned stores, 610 independent retailers, 85 manufactured housing communities, and financial services operations that provide mortgage services for 165,000 customers and insurance protection for 100,000 families.

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

FORM 10-Q	Q/E 6/30/03

BERKSHIRE HATHAWAY INC.

Notes to Interim Consolidated Financial Statements (Continued)

Note 3. Investments in MidAmerican Energy Holdings Company (Continued)

     MidAmerican’s Articles of Incorporation further provide that the convertible preferred shares: a) are not mandatorily redeemable by MidAmerican or at the option of the holder; b) participate in dividends and other distributions to common shareholders as if they were common shares and otherwise possess no dividend rights; c) are convertible into common shares on a 1 for 1 basis, as adjusted for splits, combinations, reclassifications and other capital changes by MidAmerican; and d) upon liquidation, except for a de minimus first priority distribution of $1 per share, share ratably with the shareholders of common stock. Further, the aforementioned dividend and distribution arrangements cannot be modified without the positive consent of the preferred shareholders. Accordingly, the convertible preferred stock is, in substance, a substantially identical subordinate interest to a share of common stock and economically equivalent to common stock. Therefore, Berkshire accounts for its investments in MidAmerican pursuant to the equity method.

     Condensed consolidated balance sheets of MidAmerican are as follows (in millions).

	June 30,	December 31,
	2003	2002

Assets:
Properties, plants, and equipment, net	$10,348	$9,899
Goodwill	4,230	4,258
Other assets	4,063	3,858

	$18,641	$18,015

Liabilities and shareholders’ equity:
Term debt	$10,205	$9,950
Redeemable preferred securities held by Berkshire	1,728	1,728
Redeemable preferred securities held by others	400	429
Other liabilities and minority interests	3,816	3,614

	16,149	15,721
Shareholders’ equity	2,492	2,294

	$18,641	$18,015

     Condensed consolidated statements of earnings of MidAmerican for the second quarter and first half of 2003 and 2002 are as follows (in millions).

	Second Quarter		First Half

	2003	2002	2003	2002

Revenues	$1,410	$1,223	$3,014	$2,293

Costs and expenses:
Cost of sales and operating expenses	897	782	1,926	1,471
Depreciation and amortization	161	131	303	257
Interest expense – securities held by Berkshire	47	22	95	36
Other interest expense	189	153	368	295

	1,294	1,088	2,692	2,059

Earnings before taxes and minority interest	116	135	322	234
Income taxes and minority interests	36	28	111	62

Net earnings	$80	$107	$211	$172

FORM 10-Q	Q/E 6/30/03

BERKSHIRE HATHAWAY INC.

Notes to Interim Consolidated Financial Statements (Continued)

Note 4. Investments in securities with fixed maturities

     Data with respect to investments in securities with fixed maturities, which are classified as available-for-sale, are shown in the tabulation below (in millions).

	June 30,	December 31,
	2003	2002

Insurance and other:
Amortized cost	$25,579	$35,525
Gross unrealized gains	3,347	2,700
Gross unrealized losses	(43)	(129)

Fair value	$28,883	$38,096

Finance and financial products:
Amortized cost	$9,189	$15,006
Gross unrealized gains	563	670
Gross unrealized losses	—	(10)

Fair value	$9,752	$15,666

Note 5. Investments in equity securities

     Data with respect to investments in equity securities are shown in the tabulation below (in millions).

	June 30,	December 31,
	2003	2002

Total cost	$9,387	$9,164
Gross unrealized gains	22,476	19,605
Gross unrealized losses	(69)	(406)

Total fair value	$31,794	$28,363

Fair value:
American Express Company	$6,339	$5,359
The Coca-Cola Company	9,282	8,768
The Gillette Company	3,059	2,915
Wells Fargo & Company	2,702	2,497
Other equity securities	10,412	8,824

Total	$31,794	$28,363

Note 6. Goodwill of acquired businesses

     Effective January 1, 2002, Berkshire adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets.” SFAS 142 changed the accounting for goodwill from a model that required amortization of goodwill, supplemented by impairment tests, to an accounting model that is based solely upon impairment tests. Thus, Berkshire’s Consolidated Statements of Earnings for the first half of 2003 and 2002 include no periodic amortization of goodwill.

     A reconciliation of the change in the carrying value of goodwill during the first half of 2003 is as follows (in millions).

Balance December 31, 2002	$22,298
Acquisitions of businesses	60

Balance June 30, 2003	$22,358

FORM 10-Q	Q/E 6/30/03

BERKSHIRE HATHAWAY INC.

Notes to Interim Consolidated Financial Statements (Continued)

Note 7. Deferred income tax liabilities

     The tax effects of significant items comprising Berkshire’s net deferred tax liabilities as of June 30, 2003 and December 31, 2002 are as follows (in millions).

	June 30,	December 31,
	2003	2002

Deferred tax liabilities:
Unrealized appreciation of investments	$9,236	$7,884
Deferred charges reinsurance assumed	1,119	1,183
Property, plant and equipment	1,052	1,059
Investments	99	282
Other	836	648

	12,342	11,056

Deferred tax assets:
Unpaid losses and loss adjustment expenses	(1,014)	(870)
Unearned premiums	(425)	(413)
Other	(1,491)	(1,701)

	(2,930)	(2,984)

Net deferred tax liability	$9,412	$8,072

Note 8. Notes payable and other borrowings

     Notes payable and other borrowings of Berkshire and its subsidiaries as of June 30, 2003 and December 31, 2002 are summarized below (in millions).

	June 30,	December 31,
	2003	2002

Insurance and other:
Commercial paper and other short-term borrowings	$1,582	$2,205
Borrowings under investment agreements	924	770
SQUARZ notes payable due 2007	400	400
Other debt due 2003-2032	1,490	1,432

	$4,396	$4,807

Finance and financial products:
Commercial paper and other short-term borrowings	$126	$204
Borrowings of Berkadia LLC due 2006	1,200	2,175
Notes payable	1,580	1,454
Other	659	648

	$3,565	$4,481

Note 9. Common stock

     The following table summarizes Berkshire’s common stock activity during the first half of 2003.

	Class A common stock	Class B common stock
	(1,650,000 shares authorized)	(55,000,000 shares authorized)

	Issued and Outstanding	Issued and Outstanding

Balance at December 31, 2002	1,311,186	6,704,117
Conversions of Class A common stock to Class B common stock and other	(14,521)	455,897

Balance at June 30, 2003	1,296,665	7,160,014

     Each share of Class A common stock is convertible, at the option of the holder, into thirty shares of Class B common stock. Class B common stock is not convertible into Class A common stock. Class B common stock has economic rights equal to one-thirtieth (1/30) of the economic rights of Class A common stock. Accordingly, on an equivalent Class A common stock basis, there are 1,535,332 shares outstanding at June 30, 2003 and 1,534,657 shares outstanding at December 31, 2002. Each Class A common share is entitled to one vote per share. Each Class B common share possesses the voting rights of one-two-hundredth (1/200) of the voting rights of a Class A share. Class A and Class B common shares vote together as a single class.

FORM 10-Q	Q/E 6/30/03

BERKSHIRE HATHAWAY INC.

Notes to Interim Consolidated Financial Statements (Continued)

Note 10. Comprehensive income

     Berkshire’s comprehensive income for the second quarter and first half of 2003 and 2002 is shown in the table below (in millions).

	Second Quarter		First Half

	2003	2002	2003	2002

Net earnings	$2,229	$1,045	$3,959	$1,961

Other comprehensive income:
Increase in unrealized appreciation of investments	4,518	1,040	3,862	3,038
Applicable income taxes and minority interests	(1,601)	(364)	(1,359)	(1,067)
Other	111	166	96	151
Applicable income taxes and minority interests	(32)	(42)	(28)	(41)

	2,996	800	2,571	2,081

Comprehensive income	$5,225	$1,845	$6,530	$4,042

Note 11. Business segment data

     A disaggregation of Berkshire’s consolidated data for the second quarter and first half of each of the two most recent years is as follows. Amounts are in millions.

	Second Quarter		First Half

Revenues	2003	2002	2003	2002

Operating Businesses:
Insurance group:
Premiums earned:
GEICO	$1,903	$1,640	$3,723	$3,202
General Re	1,963	2,081	4,012	4,051
Berkshire Hathaway Reinsurance Group	1,411	530	2,486	1,285
Berkshire Hathaway Primary Group	244	166	476	317
Investment income	818	714	1,673	1,435

Total insurance group	6,339	5,131	12,370	10,290
Apparel	537	411	1,008	583
Building products	1,004	1,004	1,834	1,854
Finance and financial products	350	456	802	937
Flight services	599	720	1,147	1,375
McLane Company	1,670	—	1,670	—
Retail	498	484	963	952
Scott Fetzer	235	242	455	461
Shaw Industries	1,171	1,119	2,190	2,100
Other businesses	631	426	1,188	817

	13,034	9,993	23,627	19,369
Reconciliation of segments to consolidated amount:
Realized investment gains	1,391	71	2,214	236
Other revenues	9	8	14	14
Eliminations	(12)	(14)	(26)	(29)
Purchase-accounting adjustments	(26)	(28)	(57)	(54)

	$14,396	$10,030	$25,772	$19,536

FORM 10-Q	Q/E 6/30/03

BERKSHIRE HATHAWAY INC.

Notes to Interim Consolidated Financial Statements (Continued)

Note 11. Business segment data (Continued)

	Second Quarter		First Half

Earnings (loss) before taxes	2003	2002	2003	2002

Operating Businesses:
Insurance group:
Underwriting gain (loss):
GEICO	$67	$82	$172	$191
General Re	53	(144)	85	(232)
Berkshire Hathaway Reinsurance Group	258	47	398	39
Berkshire Hathaway Primary Group	17	(1)	30	6
Net investment income	814	711	1,665	1,427

Total insurance group	1,209	695	2,350	1,431
Apparel	74	56	139	65
Building products	139	170	238	284
Finance and financial products	147	188	364	335
Flight services	33	63	25	93
McLane Company	22	—	22	—
Retail	33	31	52	61
Scott Fetzer	32	34	59	62
Shaw Industries	109	113	178	186
Other businesses	186	138	365	244

	1,984	1,488	3,792	2,761
Reconciliation of segments to consolidated amount:
Realized investment gains	1,399	65	2,210	219
Interest expense *	(24)	(19)	(47)	(42)
Corporate and other	4	7	6	11
Purchase-accounting adjustments	(28)	(10)	(76)	(40)

	$3,335	$1,531	$5,885	$2,909

*	Amounts of interest expense represent interest on notes payable and other borrowings exclusive of that of finance businesses and interest allocated to certain businesses.

Note 12. Accounting pronouncements to become effective subsequent to June 30, 2003

     In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” which addresses the consolidation of certain entities (“variable interest entities”) when control exists through other than voting interests. FIN 46 requires that a variable interest entity be consolidated by the holder of the majority of the risks and rewards associated with the activities of the variable interest entity. FIN 46 is effective immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to February 1, 2003, FIN 46 is effective for the first interim period beginning after June 15, 2003, and may be applied retroactively or prospectively. Berkshire has completed its assessment of FIN 46 and believes that its investment in Value Capital L.P., currently accounted for under the equity method, will be subject to consolidation pursuant to FIN 46 beginning in the third quarter of 2003. This change will have no effect on reported net earnings. Berkshire’s consolidated assets and liabilities will increase approximately $16 billion upon the initial consolidation of Value Capital.

     A wholly owned Berkshire subsidiary is a limited partner in Value Capital. The partnership’s objective is to achieve income and capital growth from investments and arbitrage in fixed income investments. Since inception the Berkshire subsidiary has contributed $430 million to the partnership and other partners, including the general partner, have contributed $20 million. Profits and losses of the partnership are allocated to the partners based upon each partner’s investment. At June 30, 2003, the carrying value of $641 million (including Berkshire’s share of accumulated earnings of $211 million) is included as a component of other assets of finance and financial products businesses. Berkshire possesses no management authority over the activities conducted by Value Capital and it does not otherwise provide any financial support of the obligations of this partnership or of the other partners. As a limited partner, Berkshire’s exposure to loss is limited to the amount of its contributions.

FORM 10-Q	Q/E 6/30/03

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Net earnings for the second quarter and first half of 2003 and 2002 are disaggregated in the table that follows. Amounts are after deducting minority interest and income taxes. Dollar amounts are in millions.

	Second Quarter		First Half

	2003	2002	2003	2002

Insurance – underwriting	$260	$(12)	$446	$1
Insurance – investment income	571	489	1,163	978
Non-insurance businesses	515	526	984	871
Interest expense	(15)	(10)	(30)	(25)
Purchase-accounting adjustments	(11)	3	(40)	(16)
Other	4	6	5	9

Earnings before realized investment gains	1,324	1,002	2,528	1,818
Realized investment gains	905	43	1,431	143

Net earnings	$2,229	$1,045	$3,959	$1,961

Insurance — Underwriting

     A summary follows of underwriting results from Berkshire’s insurance businesses for the second quarter and first half of 2003 and 2002. Dollar amounts are in millions.

	Second Quarter		First Half

	2003	2002	2003	2002

Underwriting gain (loss) attributable to:
GEICO	$67	$82	$172	$191
General Re	53	(144)	85	(232)
Berkshire Hathaway Reinsurance Group	258	47	398	39
Berkshire Hathaway Primary Group	17	(1)	30	6

Pre-tax underwriting gain (loss)	395	(16)	685	4
Income taxes and minority interest	135	(4)	239	3

Net underwriting gain (loss)	$260	$(12)	$446	$1

     Berkshire engages in both primary insurance and reinsurance of property and casualty risks. Through General Re, Berkshire also reinsures life and health risks. In primary insurance activities, Berkshire subsidiaries assume defined portions of the risks of loss from persons or organizations that are directly subject to the risks. In reinsurance activities, Berkshire subsidiaries assume defined portions of similar or dissimilar risks that other insurers or reinsurers have subjected themselves to in their own insuring activities. Berkshire’s principal insurance businesses are: (1) GEICO, (2) General Re, (3) Berkshire Hathaway Reinsurance Group (“BHRG”) and (4) Berkshire Hathaway Primary Group. Berkshire’s management views insurance businesses as possessing two distinctive operations — underwriting and investment. Accordingly, Berkshire evaluates the performance of underwriting operations without allocation of investment income.

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

     GEICO’s pre-tax underwriting results for the second quarter and first half of 2003 and 2002 are summarized in the table below. Dollar amounts are in millions.

		Second Quarter				First Half

	2003		2002		2003		2002

	Amount	%	Amount	%	Amount	%	Amount	%

Premiums earned	$1,903	100.0	$1,640	100.0	$3,723	100.0	$3,202	100.0

Losses and loss expenses	1,503	79.0	1,306	79.6	2,873	77.2	2,482	77.5
Underwriting expenses	333	17.5	252	15.4	678	18.2	529	16.5

Total losses and expenses	1,836	96.5	1,558	95.0	3,551	95.4	3,011	94.0

Pre-tax underwriting gain	$67		$82		$172		$191

FORM 10-Q	Q/E 6/30/03

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

    GEICO (Continued)

     Premiums earned in the second quarter and first half of 2003 of $1,903 million and $3,723 million by GEICO’s auto insurance business increased approximately 16% over the corresponding 2002 periods. The growth reflects a 10.5% increase in policies-in-force during the past year and modest rate increases. Policies-in-force over the last twelve months increased 8.3% in the preferred risk market and increased 19.4% in the standard and nonstandard risk markets. Voluntary auto new business sales in the first six months of 2003 increased 24.8% compared to 2002. The new sales closure ratio and the policy retention rate for existing policyholders continued to be good in the first six months of 2003. Voluntary auto policies-in-force at June 30, 2003 increased 5.7% (or about 11.8% on an annualized basis) from December 31, 2002. Management expects policies-in-force to continue to grow over the remainder of 2003, generating increases in premiums written and earned in comparison with 2002.

     Losses and loss adjustment expenses increased 15.1% to $1,503 million in the second quarter of 2003 and 15.8% to $2,873 million for the first half. The ratio of losses incurred to premiums earned was 77.2% in the first six months of 2003, relatively unchanged from 2002. During 2003, claims frequencies for physical damage coverages increased in the first quarter due to winter snowstorms and in the second quarter for hailstorms and flooding while frequencies for bodily injury coverages declined slightly. During 2003, bodily injury severity continued to increase moderately while physical damage severity increased slightly.

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

     Underwriting expenses in the first half of 2003 increased $149 million (28.2%) over the first half of 2002. Costs associated with new policy issuances are greater than for policy renewals. Thus, in periods of new policy growth, the underwriting expenses are expected to grow at a faster rate than premiums earned. Expenses related to policy acquisition increased 21.4% in the first six months of 2003, due to increased advertising and increased staffing to handle the growth in new business. Other operating expenses for the first six months of 2003 also increased over 2002, reflecting higher salary, profit sharing and other employee benefit expenses.

     GEICO’s overall underwriting results for 2003 and 2002 were very good, reflecting reasonably good claims experience and cost controls. Management expects these conditions to continue over the remainder of 2003.

    General Re

     General Re conducts a reinsurance business, which provides reinsurance coverage in the United States and worldwide. General Re’s principal reinsurance operations are comprised of: (1) North American property/casualty, (2) international property/casualty, which consists of reinsurance business written principally through Germany-based Cologne Re, (3) London-market business written through the Faraday operations, and (4) global life/health. At June 30, 2003, General Re had an 89% economic ownership interest in Cologne Re.

     General Re’s pre-tax underwriting results for the second quarter and first half of 2003 and 2002 are summarized in the table below. Amounts are in millions.

		Premiums earned			Pre-tax underwriting gain (loss)

	Second Quarter		First Half		Second Quarter		First Half

	2003	2002	2003	2002	2003	2002	2003	2002

North American property/casualty	$885	$962	$1,774	$1,937	$18	$(122)	$29	$(154)
International property/casualty	452	420	859	804	11	(28)	15	(70)
Faraday (London-market)	154	209	445	375	13	(1)	27	(4)
Global life/health	472	490	934	935	11	7	14	(4)

	$1,963	$2,081	$4,012	$4,051	$53	$(144)	$85	$(232)

     General Re’s consolidated underwriting results for the second quarter and first half of 2003 produced underwriting gains of $53 million and $85 million, respectively, compared with underwriting losses of $144 million and $232 million in the comparable 2002 periods. During the last two years, General Re has taken significant underwriting actions to better align premium rates with coverage terms. The consolidated underwriting gain in the first half of 2003 was primarily due to favorable current accident year results, which benefited from rate increases, better coverage terms and the absence of large property losses. Underwriting results for the comparable 2002 period included increases in reserve estimates established for claims arising in prior years. Information with respect to each of General Re’s underwriting units follows.

FORM 10-Q	Q/E 6/30/03

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     General Re (Continued)

North American property/casualty

     General Re’s North American property/casualty operations underwrite predominantly excess reinsurance across essentially all lines of property and casualty business. Excess reinsurance provides indemnification of losses above a stated retention on either an individual claim basis or in the aggregate across all claims in a portfolio. Reinsurance contracts are written on both a treaty (group of risks) and facultative (individual risk) basis.

     Premiums earned in the second quarter and first half of 2003 declined $77 million (8.0%) and $163 million (8.4%), respectively, from the comparable 2002 periods. The decrease in premiums earned for the first half of 2003 resulted from a net reduction from cancellations/non-renewals over new contracts (approximately $404 million), partially offset by rate increases across all lines of business (roughly estimated at $241 million).

     The North American property/casualty operations produced underwriting gains of $18 million and $29 million in the second quarter and first half of 2003, compared with underwriting losses of $122 million and $154 million in the comparable 2002 periods. The results for the first half of 2003 reflect current accident year gains of $69 million partially offset by losses of $40 million due to increases to prior years’ loss reserves. The favorable effects of rate increases over the past two years and the absence of large property losses contributed to the net gain in the 2003 accident year. No major catastrophes or other large property losses ($20 million or greater) were included in 2003 accident year results. The timing and magnitude of catastrophe and large individual property losses may produce considerable volatility in periodic underwriting results over the foreseeable future.

     As discussed above, first half 2003 underwriting results included $40 million in losses related to prior years’ loss events. In the first half of 2002, losses of $236 million were recorded with respect to prior years’ loss events. Included in these amounts are $49 million in 2003 and $48 million in 2002 related to discount accretion on workers’ compensation reserves and amortization of deferred charges on retroactive reinsurance contracts. In the first half of 2003 lower than expected property claims ($124 million) were partially offset by greater than expected casualty claims ($115 million), arising primarily in workers’ compensation lines. First half 2002 results were adversely impacted by increased estimates of casualty losses occurring primarily from 1997 through 2000.

     For statutory insurance and GAAP reporting purposes, workers’ compensation loss reserves are discounted at 1.0% per annum for claims occurring after December 31, 2002 and at 4.5% for claims occurring before January 1, 2003. The lower discount rate for 2003 claims was approved by General Re’s state insurance regulators and reflects the lower interest rate environment that now exists in the United States. This lower discount rate increased incurred losses for 2003 occurrences by approximately $49 million from the amount that would have been incurred at the higher discount rate.

     The process of establishing reserves and related ceded reinsurance recoveries requires numerous estimates and judgments by management. Loss reserve estimates are based primarily on amounts of claims reported by ceding companies (such amounts generally exclude incurred-but-not-reported (“IBNR”) claims), analysis of historical claim reporting patterns of ceding companies, and estimates of expected overall loss amounts for all accident periods. Claim frequency or count analyses are generally not meaningful because such data is either not provided by ceding companies or not reliable. Loss reserves, which are established based on estimates by line of business and type of coverage, are regularly re-evaluated.

     Due to the long-tailed nature of casualty claims, a high degree of estimation is involved in establishing loss reserves, particularly for current accident year occurrences and unreported claims in more recent years. Thus, the ultimate level of underwriting gain or loss with respect to recent accident years, including 2003, will not be fully known for many years. North American property/casualty loss reserves were $16.0 billion ($14.7 billion net of reinsurance) at June 30, 2003 and $16.2 billion ($14.9 billion net of reinsurance) at December 31, 2002. Approximately 54% of the reserves represent estimates of IBNR losses as of June 30, 2003.

     At June 30, 2003, environmental and asbestos loss reserves for North America were $1,092 million ($965 million net of reinsurance). At December 31, 2002, environmental and asbestos loss reserves for North America were $1,161 million ($1,008 million net of reinsurance). The reduction in reserves in 2003 was due to loss payments. The estimate for environmental and asbestos losses is composed of four parts: known claims, development on known claims, IBNR and direct excess coverage litigation expenses. The changing legal environment concerning asbestos claims together with the widespread use of asbestos related products in the U.S. over the past century has made quantification of potential exposures difficult. Future changes in the legal environment may precipitate significant changes in reserves.

FORM 10-Q	Q/E 6/30/03

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     General Re (Continued)

     Although loss reserve levels are currently believed to be adequate, there are no guarantees. A relatively small change in the estimate of net reserves can produce large changes in annual underwriting results. For instance, a one-percentage point change in net reserves at June 30, 2003 would produce a pre-tax underwriting gain or loss of $147 million, or roughly 4% of annualized first half 2003 premiums earned. Changes in reserve estimates are reported as a component of losses incurred in the period of the change.

International property/casualty

     The international property/casualty operations write quota-share and excess reinsurance on risks around the world. International property/casualty business is written on a direct reinsurance basis primarily through Cologne Re. The largest international markets are in Western Europe.

     Second quarter and first half 2003 premiums earned increased $32 million (7.6%) and $55 million (6.8%), respectively, over the second quarter and first half of 2002, which reflects increases in the values of most major foreign currencies relative to the U.S. dollar. Premiums earned, in local currencies, decreased 9.1% in the second quarter and 9.7% in the first half of 2003 from the comparable 2002 periods. The decrease in premiums earned was primarily due to the non-renewal of unprofitable business in continental Europe, the United Kingdom and Latin America.

     The international property/casualty operations produced underwriting gains of $11 million in the second quarter and $15 million in the first six months of 2003, compared with underwriting losses of $28 million and $70 million in the same periods of 2002. The first half 2003 underwriting gains included a net gain of $35 million on the 2003 accident year and a $20 million loss from prior years’ loss events. The 2003 accident year gain reflects rate increases and the absence of large property losses. The prior year losses were primarily from European general liability and motor lines of business. First half 2002 results included one large property loss in the United Kingdom ($29 million) and $43 million in losses related to the international credit/bond business, which was discontinued.

Faraday (London-market)

     London-market business is written through Faraday Holdings Limited (“Faraday”). Faraday owns the managing agent of Syndicate 435 at Lloyd’s of London and provides capacity and participates in the results of Syndicate 435. Through Faraday, General Re’s participation in Syndicate 435 was 96.7% in 2002 and increased to 100% in 2003.

     Premiums earned in the London-market operations decreased $55 million (26.3%) in the second quarter and increased $70 million (18.7%) in the first half of 2003, compared with the same periods in 2002. In local currencies, premiums earned decreased 36.0% in the second quarter and increased 4.1% in the first half of 2003 compared with 2002. The increase in first half 2003 premiums earned was principally due to rate increases in certain U.K casualty lines, as well as increased participation in Faraday Syndicate 435.

     London-market operations produced underwriting gains in the second quarter and first half of 2003 of $13 million and $27 million, respectively, compared with underwriting losses of $1 million and $4 million in the comparable 2002 periods. Underwriting gains for the first half of 2003 were primarily due to the favorable run-off of pre-2003 property business.

     At June 30, 2003, the international property/casualty and London-market operations had gross loss reserves of $7.6 billion, ($7.0 billion net of reinsurance), compared to gross reserves of $7.1 billion at December 31, 2002 ($6.4 billion net of reinsurance). The increase in reserves during the first half of 2003 was primarily due to changes in foreign currency rates. Loss reserves for these operations are established based on methodologies similar to those used in the North American property/casualty operations; however, ceded activity reports for continental Europe and certain other international markets are generally provided less frequently by ceding companies, or are contractually due at later dates than those provided by North American clients.

Global life/health

     General Re’s global life/health affiliates reinsure such risks worldwide. Second quarter and first half 2003 premiums earned decreased $18 million (3.7%) and $1 million (0.1%), respectively, as compared to the second quarter and first half of 2002. Adjusting for the effects of foreign exchange rates, premiums earned in local currencies declined 11.9% in the second quarter and 8.2% in the first half of 2003.

FORM 10-Q	Q/E 6/30/03

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     General Re (Continued)

Global life/health (Continued)

     Second quarter and first half 2003 global life/health operations generated underwriting gains of $11 million and $14 million, respectively, compared with an underwriting gain of $7 million in the second quarter and an underwriting loss of $4 million in the first half of 2002. The first half 2003 underwriting gains were primarily in the international life segment. First half 2002 underwriting losses were primarily attributable to increased reserves on run-off business and losses in the U.S. group health business.

     Berkshire Hathaway Reinsurance Group

     The Berkshire Hathaway Reinsurance Group (“BHRG”) underwrites excess-of-loss reinsurance and quota-share coverages for insurers and reinsurers around the world. BHRG is believed to be one of the leaders in providing catastrophe excess-of-loss reinsurance. Since July 2001, BHRG has also written a number of policies for large commercial property and unique casualty risks on a direct and facultative reinsurance basis. This business is referred to as individual risk.

     BHRG’s pre-tax underwriting results are summarized in the table below. Amounts are in millions.

	Premiums earned				Pre-tax underwriting gain (loss)

	Second Quarter		First Half		Second Quarter		First Half

	2003	2002	2003	2002	2003	2002	2003	2002

Catastrophe and individual risk	$377	$260	$676	$482	$284	$198	$557	$355
Retroactive reinsurance	431	—	431	399	(70)	(112)	(217)	(232)
Quota-share	514	211	1,130	297	64	(40)	61	(67)
Other	89	59	249	107	(20)	1	(3)	(17)

	$1,411	$530	$2,486	$1,285	$258	$47	$398	$39

     Premiums earned from catastrophe and individual risk contracts of $377 million in the second quarter of 2003 and $676 million in the first half of 2003 increased $117 million (45.0%) and $194 million (40.2%) over the corresponding 2002 periods. Increased premiums were earned from both individual risk and catastrophe policies.

     The underwriting gains from catastrophe and individual risk business in 2003 and 2002 reflect very low levels of catastrophe losses and other large individual property losses. However, a loss from a significant covered event could easily have surpassed these underwriting gains. Further, the risk of loss from hurricanes and large windstorms in the United States are highest during the third quarter of the year. While low catastrophe levels have persisted in 2002 and for the first half of 2003, the timing and magnitude of losses may produce extraordinary volatility in periodic underwriting results in BHRG’s catastrophe and individual risk business. Such volatility is accepted, however, provided that the prospect of achieving an underwriting gain over the long term is reasonable. Periodic underwriting results over the remainder of 2003 for catastrophe and individual risk business will continue to be subject to extreme volatility.

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

     The underwriting losses from retroactive reinsurance are primarily attributed to the amortization of deferred charges established on retroactive reinsurance contracts. The deferred charges, which represent the difference between the policy premium and the estimated ultimate losses, are amortized over the expected claim payment period using the interest method. The amortization charges are recorded as losses incurred and, therefore, produce underwriting losses. The level of amortization in a given period is based upon estimates of the timing and amount of future loss payments. Amortization charges in the second quarter and first half of 2003 totaled approximately $111 million and $258 million, respectively. During the second quarter of 2003, certain retroactive contracts written in 2001 and 2002 were terminated in exchange for loss payments totaling approximately $710 million. The termination and related payment produced a net underwriting gain of approximately $41 million.

FORM 10-Q	Q/E 6/30/03

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Berkshire Hathaway Reinsurance Group (Continued)

     Unamortized deferred charges at June 30, 2003 totaled approximately $3.1 billion. It is currently estimated that additional deferred charge amortization of approximately $180 million will be recognized over the remainder of 2003. BHRG believes that the deferred charges are reasonable relative to the large amounts of float generated from these policies, which totaled about $8.0 billion at June 30, 2003. Income generated from the investment of float is reflected in net investment income.

     Premiums earned from quota-share reinsurance in the second quarter and first half of 2003 included approximately $100 million and $194 million respectively from a multi-line quota-share contract incepting in the second quarter of 2002 with a major U.S. insurer. This contract ended in the second quarter of 2003 and the remaining unearned premiums ($155 million as of June 30, 2003) will be earned in the future as the underlying policies expire.

     Premiums earned in 2003 from other quota-share contracts totaled about $414 million in the second quarter and $936 million for the first half. Most of the premiums in 2003 were generated from numerous participations in and contracts with several Lloyd’s Syndicates. Many of these contracts incepted after June 30, 2002. In addition, increased premiums were generated from new quota-share and excess treaties written in 2003. Net underwriting gains in 2003 reflect low amounts of catastrophe, property and aviation losses.

     Berkshire Hathaway Primary Group

     Premiums earned by Berkshire’s various other primary insurers in 2003 increased by $78 million (47.0%) in the second quarter and $159 million (50.2%) in the first half over the corresponding periods in 2002. For the first half, Berkshire’s primary insurers produced underwriting gains of $30 million in 2003 and $6 million in 2002. The increases in premiums earned were principally attributed to increased volume at the NICO Primary Group and, to a lesser degree, U.S. Liability Insurance Group. Underwriting results in each 2003 period include gains from the aforementioned businesses, which are benefiting from continued good claims experience and lower underwriting expenses in relation to premiums earned.

     Insurance - Investment Income

     After-tax net investment income produced by Berkshire’s insurance and reinsurance businesses for the second quarter and first half of 2003 and 2002 is summarized in the table below. Dollar amounts are in millions.

	Second Quarter		First Half

	2003	2002	2003	2002

Net investment income before income taxes and minority interest	$814	$711	$1,665	$1,427
Income taxes and minority interest	243	222	502	449

Net investment income	$571	$489	$1,163	$978

     Pre-tax net investment income earned by Berkshire’s insurance businesses in 2003 increased $103 million (14.5%) for the second quarter and $238 million (16.7%) for the first half as compared to amounts earned in the corresponding 2002 periods. The increase in investment income in 2003 reflects an increase in invested assets as well as increased interest from a portfolio of high-yield debt instruments that were acquired primarily in the latter half of 2002. Invested assets of the insurance businesses totaled $86.5 billion at June 30, 2003.

     Invested assets derive from shareholder capital as well as policyholder float. “Float” is an approximation of the net amount of liabilities due to policyholders that is temporarily available for investment. Float represents the sum of unpaid losses and loss adjustment expenses, unearned premiums and other policyholder liabilities less the aggregate of premiums and reinsurance balances receivable, deferred policy acquisition costs, and deferred charges on retroactive reinsurance contracts. Consolidated float at June 30, 2003 was approximately $43.1 billion, compared to $42.5 billion at March 31, 2003, $41.2 billion at December 31, 2002, $38.5 billion at June 30, 2002 and $35.5 billion at December 31, 2001. Berkshire’s management does not anticipate that float will grow significantly over the remainder of 2003.

     While float at all of Berkshire’s underwriting units has increased over the past year, the largest increases principally derived from BHRG and General Re. For the first half of 2003, the annualized cost of float was negative, as Berkshire’s consolidated insurance and reinsurance businesses produced pre-tax underwriting gains. For the first half of 2002, the annualized cost of float was approximately zero due to near break even underwriting results. Absent a major catastrophe or a significant increase in reserves established for prior years’ loss events, the cost of float will likely remain negative over the remainder of 2003.

FORM 10-Q	Q/E 6/30/03

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Non-Insurance Businesses

     Results of operations of Berkshire’s diverse non-insurance businesses for the second quarter and first half of 2003 and 2002 are summarized in the following table. Dollar amounts are in millions.

	Second Quarter		First Half

	2003	2002	2003	2002

Revenues	$6,695	$4,862	$11,257	$9,079
Costs and expenses	5,920	4,069	9,815	7,749

Earnings before income taxes/minority interest	775	793	1,442	1,330
Applicable income taxes/minority interest	260	267	458	459

Net earnings	$515	$526	$984	$871

     A comparison of revenues and pre-tax earnings for the non-insurance business segments follows. Dollar amounts are in millions.

	Revenues				Pre-tax earnings

	Second Quarter		First Half		Second Quarter		First Half

	2003	2002	2003	2002	2003	2002	2003	2002

Apparel	$537	$411	$1,008	$583	$74	$56	$139	$65
Building products	1,004	1,004	1,834	1,854	139	170	238	284
Finance and financial products	350	456	802	937	147	188	364	335
Flight services	599	720	1,147	1,375	33	63	25	93
McLane Company	1,670	—	1,670	—	22	—	22	—
Retail	498	484	963	952	33	31	52	61
Scott Fetzer	235	242	455	461	32	34	59	62
Shaw Industries	1,171	1,119	2,190	2,100	109	113	178	186
Other businesses	631	426	1,188	817	186	138	365	244

	$6,695	$4,862	$11,257	$9,079	$775	$793	$1,442	$1,330

     Operating results of many of Berkshire’s non-insurance businesses in 2003 have been adversely affected to varying degrees by weakness in several sectors of the economy. In particular, the commercial/industrial construction and aviation industries have been negatively affected by prevailing economic conditions, which include low consumer confidence, the lingering effects of the war in Iraq and threats of terrorism.

     Berkshire’s apparel business includes Fruit of the Loom and Garan, which were acquired in April 2002 and September 2002, respectively. Revenues and pre-tax earnings from these businesses are included in Berkshire’s apparel results beginning from their respective acquisition dates and account for essentially all of the comparative increases in second quarter and first half apparel revenues and pre-tax earnings versus 2002. Combined year-to-date revenues and pre-tax earnings of Fruit of the Loom and Garan in 2003 were 4% and 2% lower, respectively, than the comparative full year-to-date revenues and pre-tax earnings in 2002.

     The building products group consists of Johns Manville, Benjamin Moore, Acme Brick, and MiTek. Revenues of Johns Manville for the second quarter and first half of 2003 declined $16 million and $37 million, respectively, from 2002. Partially offsetting these declines were increased revenues at MiTek. Pre-tax earnings from Johns Manville for the second quarter and first half of 2003 declined $26 million and $41 million from the comparable 2002 periods, reflecting soft commercial construction. In addition, pre-tax earnings in the second quarter and first half of 2003 included a loss of $21 million related to a fire at a Johns Manville pipe insulation manufacturing facility in Ohio. Otherwise, comparatively lower earnings were generated by Benjamin Moore and were partially offset by increased earnings at MiTek and Acme Brick. Pre-tax earnings from the building products group in 2003 were adversely impacted by higher raw material, energy and insurance costs.

     Pre-tax earnings of the finance and financial products business in the second quarter of 2003 decreased by $41 million and in the first half of 2003 increased by $29 million versus the earnings generated in the corresponding 2002 periods. In 2003 periods, lower net interest was earned by BH Finance as a result of lower levels of invested assets. BH Finance primarily invests in fixed maturity securities on a substantially leveraged basis under a small number of strategies. Such strategies are subject to market conditions, which were unusually favorable in 2002. Berkshire currently expects this business will continue to generate significant pre-tax earnings for the remainder of 2003, but absent a change in market conditions, pre-tax earnings from the current strategies will decline in the future. In addition, General Re Securities

FORM 10-Q	Q/E 6/30/03

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Non-Insurance Businesses (Continued)

(“GRS”), which has been in run-off since January 2002, produced pre-tax losses for the first six months of $43 million in 2003 and $109 million in 2002. Approximately $89 million of GRS’s pre-tax loss in 2002 occurred in the first quarter. Additional losses will almost certainly be incurred by GRS in future periods as transactions to restructure or close out existing trade positions take place.

     Flight services revenues for the second quarter and first half of 2003 declined $121 million (16.8%) and $228 million (16.6%) from the comparable periods in 2002. For the first half of 2003, revenues of NetJets declined about 17.5% from the first half of 2002 due to a 49% decline in aircraft sales partially offset by a 17% increase in flight operations revenue. Revenues for the first six months of 2003 from FlightSafety declined 13.6% from 2002 due primarily to lower simulator usage in the regional airline market and lower simulator sales. Pre-tax earnings of the flight services businesses in 2003 declined $30 million (47.6%) in the second quarter and $68 million (73.1%) for the first half compared to the corresponding 2002 periods. In the second quarter of 2003, NetJets had a small profit with earnings in the U.S. more than offsetting losses in Europe. However, the decline in FlightSafety’s earnings accelerated. In the first quarter of 2003, NetJets recorded charges of approximately $25 million to write down certain aircraft to estimated realizable value. The flight services businesses, in particular, have been negatively affected by the slowdown in the U.S. economy, the war in Iraq and the lingering effects of the terrorist attack in 2001.

     On May 23, 2003, Berkshire acquired McLane Company, Inc. from Wal-Mart Stores, Inc. Results of McLane’s business operations are included in Berkshire’s consolidated results beginning May 23. McLane’s revenues were $1,670 million and pre-tax earnings totaled $22 million for the period from May 23 to June 30. McLane’s business is marked by high sales volume and low profit margins. For its most recently completed fiscal year, McLane’s sales and pre-tax earnings totaled approximately $21.9 billion and $220 million, respectively. See Note 2 to the Interim Consolidated Financial Statements for information regarding the acquisition and McLane’s business.

     For the second quarter of 2003, Shaw’s revenues increased $52 million (4.6%) over 2002. For the first six months of 2003, revenues increased $90 million (4.3%) over 2002. The increases resulted from slightly higher prices for carpet and rugs and higher volume of hard floor surface sales. Pre-tax earnings in the second quarter and first half of 2003 declined $4 million and $8 million respectively from the 2002 amounts, reflecting higher raw material and utilities costs.

     Revenues of Berkshire’s home furnishing and jewelry retailers increased $14 million (2.9%) and pre-tax earnings increased $2 million (6.5%) from the second quarter of 2002. For the first half, revenues increased $11 million (1.2%), while pre-tax earnings declined $9 million (14.8%) from 2002. The increases in comparative revenues in 2003 were primarily attributed to new stores as first half same store sales were lower by about 1.1%. Pre-tax earnings in 2003 were adversely affected by higher operating costs and costs associated with opening new stores.

     Berkshire’s other non-insurance businesses consist of the results of numerous smaller businesses, as well as income from investments in MidAmerican. Income from MidAmerican represents Berkshire’s share of MidAmerican’s net income, as determined under the equity method. For the second quarter of 2003 and 2002, income from MidAmerican totaled $90 million and $94 million, respectively. For the first half, income from MidAmerican totaled $218 million in 2003 and $151 million in 2002. MidAmerican’s first half earnings increased in 2003 as a result of the acquisition of two natural gas pipelines and three real estate brokerage businesses in 2002, and improvements in the earnings of existing energy businesses. See Note 3 to the Interim Consolidated Financial Statements for additional information regarding Berkshire’s investments in MidAmerican.

     Pre-tax earnings of other businesses in 2003 also include newly-acquired businesses, Albecca Inc. (on February 8, 2002), The Pampered Chef and CTB International (both on October 31, 2002). See Note 2 to the Interim Consolidated Financial Statements for information regarding the businesses acquired in 2002.

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

FORM 10-Q	Q/E 6/30/03

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Realized Investment Gains

     Realized investment gains and losses have been a recurring element in Berkshire’s net earnings for many years. Such amounts — recorded when investments are (1) sold; (2) other-than-temporarily impaired; and (3) marked-to-market with a corresponding gain or loss included in earnings — may fluctuate significantly from period to period, resulting in a meaningful effect on reported net earnings. The Consolidated Statements of Earnings include after-tax realized investment gains of $905 million and $43 million for the second quarter of 2003 and 2002, respectively. For the first half, after-tax realized investment gains were $1,431 million in 2003 and $143 million in 2002.

Financial Condition

     Berkshire’s balance sheet continues to reflect significant liquidity and a strong capital base. Consolidated shareholders’ equity at June 30, 2003 totaled $70.6 billion. Consolidated cash and invested assets, excluding assets of finance and financial products businesses, totaled approximately $88.2 billion at June 30, 2003 and $80.8 billion at December 31, 2002, which includes cash and cash equivalents of $24.4 billion at June 30, 2003 and $10.3 billion at December 31, 2002.

     Berkshire’s consolidated notes payable and other borrowings, excluding borrowings of finance businesses, totaled $4.4 billion at June 30, 2003 and $4.8 billion at December 31, 2002. In August 2003, Berkshire expects to redeem $135 million of pre-acquisition debt of Albecca Inc., which was acquired in February 2002.

     Berkshire issued 40,000 SQUARZ securities in May 2002 for net proceeds of approximately $398 million. The SQUARZ securities consist of $400 million par amount of senior notes due in November 2007 together with warrants to purchase Berkshire Class A or Class B common stock, which expire in May 2007. A warrant premium is payable to Berkshire at an annual rate of 3.75% and interest is payable to note holders at a rate of 3.00%. Holders of the notes may surrender the warrants and require Berkshire to repurchase the notes at par annually beginning May 15, 2003. All of the warrants and notes were outstanding as of June 30, 2003.

     Assets of the finance and financial products businesses totaled $27.2 billion at June 30, 2003 and $33.6 billion at December 31, 2002. The overall decline reflects a decline in invested assets of BH Finance and $975 million in principal collections by Berkadia with respect to its loan to FINOVA. Certain assets held primarily by BH Finance are sold under agreements to repurchase, which represent collateralized borrowings. The balance of such borrowings at June 30, 2003 was $8.5 billion, a decrease of $5.3 billion since December 31, 2002. This reduction reflects a decline in related assets.

     Notes payable and other borrowings of Berkshire’s finance and financial products businesses totaled $3.6 billion at June 30, 2003 and $4.5 billion at December 31, 2002. These balances include Berkadia’s bank borrowing of $1.2 billion at June 30, 2003 and $2.175 billion at December 31, 2002, which declined as a result of FINOVA’s loan prepayments to Berkadia.

     Berkshire believes that it currently maintains sufficient liquidity to cover its existing requirements, including the $1.7 billion required to purchase Clayton Homes, and provide for future contingent liquidity needs.

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

     Reference is made to “Critical Accounting Policies” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Berkshire’s Annual Report for the year ending December 31, 2002, which has additional information on Berkshire’s critical accounting estimates.

FORM 10-Q	Q/E 6/30/03

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical Accounting Policies (Continued)

     Berkshire’s Consolidated Balance Sheet includes estimated liabilities for unpaid losses from property and casualty insurance and reinsurance contracts of $45.0 billion and reinsurance receivables of $2.6 billion at June 30, 2003. Due to the inherent uncertainties in the process of establishing these amounts, the actual ultimate claim amounts will differ from the currently recorded amounts. A small percentage change in estimates of this magnitude will result in a material effect on reported earnings. For instance, a 5% increase in the June 30, 2003 net estimate would produce a $2.1 billion charge to pre-tax earnings. Future effects from changes in these estimates will be recorded as a component of losses incurred in the period of the change.

     Unamortized deferred charges on retroactive reinsurance policies assumed totaled $3.2 billion at June 30, 2003. Significant changes in either the timing or ultimate amount of loss payments may have a significant effect on unamortized deferred charges and the amount of periodic amortization.

     Berkshire’s Consolidated Balance Sheet as of June 30, 2003 includes goodwill of acquired businesses of approximately $22.4 billion. These amounts were recorded as a result of Berkshire’s numerous prior business acquisitions accounted for under the purchase method. Prior to 2002, goodwill from each acquisition was generally amortized as a charge to earnings over periods not exceeding 40 years. Under SFAS No. 142, which was adopted by Berkshire as of January 1, 2002, periodic amortization ceased, in favor of an impairment-only accounting model.

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

     Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause Berkshire’s actual performance and future events and actions to differ materially from such forward-looking statements, include, but are not limited to, changes in market prices of Berkshire’s significant equity investees, the occurrence of one or more catastrophic events, such as an earthquake, hurricane or terrorist activity that causes losses insured by Berkshire’s insurance subsidiaries, changes in insurance laws or regulations, changes in Federal income tax laws, and changes in general economic and market factors that affect the prices of securities or the industries in which Berkshire and its affiliates do business, especially those affecting the property and casualty insurance industry.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Reference is made to Berkshire’s most recently issued Annual Report and in particular the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of June 30, 2003, there have been no material changes in the market risks described in Berkshire’s most recently issued Annual Report.

Item 4. Controls and Procedures

     As of the end of the period covered by this Quarterly Report on Form 10-Q, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Chairman (Chief Executive Officer) and the Vice President-Treasurer (Chief Financial Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chairman (Chief Executive Officer) and the Vice President -Treasurer (Chief Financial Officer) concluded that the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in the Corporation’s internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

FORM 10-Q	Q/E 6/30/03

Part II Other Information

Item 4. Submission of Matters to a Vote of Security Holders

     At the annual meeting of shareholders of Berkshire Hathaway Inc. (“Berkshire”), held May 3, 2003, Berkshire’s shareholders reelected Berkshire’s directors in an uncontested election. Berkshire’s shareholders also voted on a shareholder proposal regarding the Berkshire Hathaway Inc. shareholder designated contribution program. Proxies for the meeting had previously been solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934.

     Following are the votes cast for and against each director. There were no votes withheld, abstentions or broker non-votes.

Directors	For	Against

Warren E. Buffett	1,099,850	24,111
Howard G. Buffett	1,094,383	29,578
Susan T. Buffett	1,093,759	30,201
Malcolm G. Chace	1,120,909	3,052
Charles T. Munger	1,099,957	24,004
Ronald L. Olson	1,082,291	41,670
Walter Scott, Jr.	1,082,164	41,806

     Votes on the shareholder proposal were as follows:

For	Against	Abstentions and Broker Non-Votes

45,471.130	960,216.755	118,272.755

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

b.	Reports on Form 8-K

     Item 12. Results of Operations and Financial Condition. Report filed on May 5, 2003, contained a press release issued May 4, 2003 summarizing certain preliminary information regarding Berkshire’s first quarter 2003 results. This information was provided to Berkshire shareholders during the May 3, 2003 annual meeting.

     Item 5. Other Events. Report filed on May 8, 2003, contained a press release announcing that the Board of Directors (1) voted to increase Berkshire’s Board from seven to nine members and (2) elected two new directors to fill the vacancies.

SIGNATURE

     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC.

(Registrant)

Date August 8, 2003	/s/ Marc D. Hamburg

(Signature)
Marc D. Hamburg, Vice President
and Principal Financial Officer