Form 10-Q
period 2003-09-30
BERKSHIRE HATHAWAY INC
filed 2003-11-10
CIK 1067983

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _______ to _______

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

     Number of shares of common stock outstanding as of October 31, 2003:

Class A — 1,287,624
Class B — 7,449,482

FORM 10-Q	Q/E 9/30/03

BERKSHIRE HATHAWAY INC.

Page No.

Part I - Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets — September 30, 2003 and December 31, 2002	2
Consolidated Statements of Earnings — Third Quarter and First Nine Months 2003 and 2002	3
Condensed Consolidated Statements of Cash Flows — First Nine Months 2003 and 2002	4
Notes to Interim Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	23
Part II - Other Information
Item 6. Exhibits and Report on Form 8-K	23
Signature	23
Exhibits	24
31. Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32. Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

FORM 10-Q	Q/E 9/30/03

Part I Financial Information
Item 1. Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(dollars in millions except per share amounts)

	September 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Insurance and Other:
Cash and cash equivalents	$26,952	$10,294
Investments:
Securities with fixed maturities	27,109	38,096
Equity securities	31,108	28,363
Other investments	3,001	4,044
Receivables	12,617	13,175
Inventories	3,755	3,030
Property, plant and equipment	6,040	5,407
Goodwill of acquired businesses	22,742	22,298
Deferred charges reinsurance assumed	3,099	3,379
Other assets	4,772	4,229

	141,195	132,315

Investments in MidAmerican Energy Holdings Company	3,760	3,651

Finance and Financial Products:
Cash and cash equivalents	3,793	2,454
Investments in securities with fixed maturities:
Available-for-sale	8,551	15,666
Other	738	1,187
Trading account assets	4,242	6,582
Loans and other receivables	5,755	3,863
Other	4,205	3,826

	27,284	33,578

	$172,239	$169,544

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Losses and loss adjustment expenses	$45,094	$43,925
Unearned premiums	6,941	6,694
Life and health insurance benefits	2,680	2,642
Other policyholder liabilities	3,171	4,218
Accounts payable, accruals and other liabilities	6,807	5,053
Income taxes, principally deferred	9,877	8,051
Notes payable and other borrowings	4,148	4,807

	78,718	75,390

Finance and Financial Products:
Securities sold under agreements to repurchase	7,117	13,789
Trading account liabilities	5,857	7,274
Notes payable and other borrowings	4,812	4,481
Other	3,052	3,182

	20,838	28,726

Total liabilities	99,556	104,116

Minority shareholders’ interests	715	1,391

Shareholders’ equity:
Common stock - Class A, $5 par value and Class B, $0.1667 par value	8	8
Capital in excess of par value	26,100	26,028
Accumulated other comprehensive income	16,365	14,271
Retained earnings	29,495	23,730

Total shareholders’ equity	71,968	64,037

	$172,239	$169,544

See accompanying Notes to Interim Consolidated Financial Statements

FORM 10-Q	Q/E 9/30/03

BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(dollars in millions except per share amounts)

	Third Quarter		First Nine Months

	2003	2002	2003	2002

Revenues:
Insurance and Other:
Insurance premiums earned	$5,242	$4,765	$15,939	$13,620
Sales and service revenues	10,954	4,420	21,400	12,557
Interest, dividend and other investment income	656	735	2,269	2,106
Realized investment gains	614	12	2,492	199

	17,466	9,932	42,100	28,482

Finance and Financial Products:
Interest income	272	352	875	1,127
Realized investment gains	20	211	356	260
Other	474	108	673	270

	766	671	1,904	1,657

	18,232	10,603	44,004	30,139

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	3,638	3,836	11,343	10,774
Insurance underwriting expenses	1,201	1,012	3,508	2,925
Cost of sales and services	9,091	3,121	16,778	8,845
Selling, general and administrative expenses	1,230	809	3,140	2,343
Interest expense	33	51	116	146

	15,193	8,829	34,885	25,033

Finance and Financial Products:
Interest expense	65	125	238	399
Other	504	124	744	424

	569	249	982	823

	15,762	9,078	35,867	25,856

Earnings before income taxes and equity in earnings of MidAmerican Energy Holdings Company	2,470	1,525	8,137	4,283
Equity in earnings of MidAmerican Energy Holdings Company	112	123	330	274

Earnings before income taxes and minority interests	2,582	1,648	8,467	4,557
Income taxes	766	515	2,649	1,433
Minority shareholders’ interests	10	(8)	53	22

Net earnings	$1,806	$1,141	$5,765	$3,102

Average common shares outstanding *	1,535,530	1,534,063	1,535,146	1,532,928
Net earnings per common share *	$1,176	$744	$3,755	$2,024

* Average shares outstanding include average Class A common shares and average Class B common shares determined on an equivalent Class A common stock basis. Net earnings per share shown above represents net earnings per equivalent Class A common share. Net earnings per Class B common share is equal to one-thirtieth (1/30) of such amount.

See accompanying Notes to Interim Consolidated Financial Statements

FORM 10-Q	Q/E 9/30/03

BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in millions)

	First Nine Months

	2003	2002

Net cash flows from operating activities	$6,020	$9,310

Cash flows from investing activities:
Purchases of investments	(8,947)	(13,527)
Proceeds from sales and maturities of investments	25,647	11,046
Loans and investments originated in finance businesses	(1,952)	(1,369)
Principal collection on loans and investments originated in finance businesses	3,581	4,193
Acquisitions of businesses, net of cash acquired	(2,997)	(1,288)
Other	(548)	(586)

Net cash flows from investing activities	14,784	(1,531)

Cash flows from financing activities:
Proceeds from borrowings of finance businesses	454	204
Proceeds from other borrowings	688	1,218
Repayments of borrowings of finance businesses	(1,912)	(3,564)
Repayments of other borrowings	(694)	(620)
Change in short term borrowings of finance businesses	69	(1,201)
Change in other short term borrowings	(652)	18
Other	(760)	106

Net cash flows from financing activities	(2,807)	(3,839)

Increase in cash and cash equivalents	17,997	3,940
Cash and cash equivalents at beginning of year *	12,748	6,498

Cash and cash equivalents at end of first nine months *	$30,745	$10,438

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$2,074	$1,126
Interest of finance and financial products businesses	310	374
Other interest	186	169
Non-cash investing activity:
Liabilities assumed in connection with acquisitions of businesses	2,167	491
Common stock issued in connection with acquisition of business	—	324
* Cash and cash equivalents are comprised of the following:
Beginning of year —
Insurance and Other	$10,294	$5,313
Finance and Financial Products	2,454	1,185

	$12,748	$6,498

End of first nine months —
Insurance and Other	$26,952	$8,483
Finance and Financial Products	3,793	1,955

	$30,745	$10,438

See accompanying Notes to Interim Consolidated Financial Statements

FORM 10-Q	Q/E 9/30/03

BERKSHIRE HATHAWAY INC.
and Subsidiaries
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

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

     In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities.” FIN 46 requires consolidation of a variable interest entity by the holder of the majority of the risks and rewards associated with the activities of the variable interest entity. With respect to variable interest entities created prior to February 1, 2003, FIN 46 was originally scheduled to be effective in the first interim period beginning after June 15, 2003. However, on October 9, 2003, the FASB deferred the effective date of application to entities created before February 1, 2003 until the end of the first period ending after December 15, 2003 in order to allow companies more time to completely analyze those entities. Accordingly, Berkshire will adopt FIN 46 with respect to variable interest entities created prior to February 1, 2003 as of December 31, 2003.

     Berkshire is in the process of reviewing its interests in all variable interest entities created prior to February 1, 2003 to determine those entities that will require consolidation. Currently, Berkshire has identified one variable interest entity (Value Capital L.P. or “Value Capital”) that will likely be consolidated upon adoption of FIN 46. A wholly-owned Berkshire subsidiary is a limited partner in Value Capital L.P., whose objective is to achieve income and capital growth from investments and arbitrage in fixed maturity investments. Under the terms of the partnership agreement, the general partner possesses sole authority to conduct business activities and manage the partnership. Berkshire does not otherwise provide any implicit or explicit financial support of the obligations of this partnership or of the other partners. As a limited partner, Berkshire’s exposure to loss is limited to its share of the partnership’s equity.

     Since inception in 1998, Berkshire has contributed $430 million to the partnership, while the general and other limited partners have contributed $30 million. Berkshire currently accounts for its investment in Value Capital pursuant to the equity method. As of September 30, 2003 the carrying value of the investment in Value Capital was $639 million, which includes Berkshire’s share of accumulated earnings of $209 million. The investment is included as a component of other assets of finance and financial products businesses. Berkshire reflects its proportionate share of pre-tax earnings attributed to Value Capital as a component of other income of finance and financial products.

     Berkshire has preliminarily concluded that Value Capital must be consolidated under FIN 46 because Berkshire currently is the primary beneficiary of a majority of the expected residual gains and losses of the partnership. Although consolidation of Value Capital would have no effect on reported net earnings, consolidated assets and liabilities would each increase approximately $23 billion based upon the assets and liabilities of Value Capital as of September 30, 2003.

FORM 10-Q	Q/E 9/30/03

Notes to Interim Consolidated Financial Statements (Continued)

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

     On August 7, 2003, Berkshire acquired all the outstanding common stock of Clayton Homes, Inc. (“Clayton”) for cash consideration of approximately $1.7 billion in the aggregate. Clayton is a vertically integrated manufactured housing company with 20 manufacturing plants, 304 company owned stores, 547 independent retailers, 86 manufactured housing communities, and financial services operations that provide mortgage services for 170,000 customers and insurance protection for 100,000 families.

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

     The results of operations for each of these entities are included in Berkshire’s consolidated statements of earnings from the effective date of each acquisition. The following table sets forth certain unaudited consolidated earnings data for the first nine months of 2003 and 2002, as if each of the acquisitions discussed above were consummated on the same terms at the beginning of each year. Dollars are in millions except per share amounts.

	2003	2002

Total revenues	$53,076	$48,332
Net earnings	5,812	3,302
Earnings per equivalent Class A common share	3,786	2,153

Note 3. Investments in MidAmerican Energy Holdings Company

     On March 14, 2000, Berkshire acquired 900,942 shares of common stock and 34,563,395 shares of convertible preferred stock of MidAmerican Energy Holdings Company (“MidAmerican”) for $35.05 per share, or approximately $1.24 billion in the aggregate. During March 2002, Berkshire acquired 6,700,000 additional shares of the convertible preferred stock for $402 million. Such investments currently give Berkshire about a 9.7% voting interest and an 83.4% economic interest in the equity of MidAmerican (80.2% on a diluted basis). Since March 2000, Berkshire and certain of its subsidiaries also acquired approximately $1,728 million of 11% non-transferable trust preferred securities, of which $150 million were redeemed in August 2003. Mr. Walter Scott, Jr., a member of Berkshire’s Board of Directors, controls approximately 86% of the voting interest in MidAmerican.

FORM 10-Q	Q/E 9/30/03

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

     While the convertible preferred stock does not vote generally with the common stock in the election of directors, the convertible preferred stock gives Berkshire the right to elect 20% of MidAmerican’s Board of Directors. The convertible preferred stock is convertible into common stock only upon the occurrence of specified events, including modification or elimination of the Public Utility Holding Company Act of 1935 so that holding company registration would not be triggered by conversion. Additionally, the prior approval of the holders of convertible preferred stock is required for certain fundamental transactions by MidAmerican. Such transactions include, among others: a) significant asset sales or dispositions; b) merger transactions; c) significant business acquisitions or capital expenditures; d) issuances or repurchases of equity securities; and e) the removal or appointment of the Chief Executive Officer. Through the investments in common and convertible preferred stock of MidAmerican, Berkshire has the ability to exercise significant influence on the operations of MidAmerican.

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

     Condensed consolidated balance sheets of MidAmerican are as follows (in millions).

	September 30,	December 31,
	2003	2002

Assets:
Properties, plants, and equipment, net	$10,420	$9,899
Goodwill	4,258	4,258
Other assets	3,596	3,858

	$18,274	$18,015

Liabilities and shareholders’ equity:
Term debt	$9,910	$9,950
Redeemable preferred securities held by Berkshire	1,578	1,728
Redeemable preferred securities held by others	386	429
Other liabilities and minority interests	3,796	3,614

	15,670	15,721
Shareholders’ equity	2,604	2,294

	$18,274	$18,015

FORM 10-Q	Q/E 9/30/03

Notes to Interim Consolidated Financial Statements (Continued)

Note 3. Investments in MidAmerican Energy Holdings Company (Continued)

     Condensed consolidated statements of earnings of MidAmerican for the third quarter and first nine months of 2003 and 2002 are as follows (in millions).

	Third Quarter		First Nine Months

	2003	2002	2003	2002

Revenues	$1,510	$1,300	$4,523	$3,592

Costs and expenses:
Cost of sales and operating expenses	967	804	2,892	2,275
Depreciation and amortization	135	130	438	387
Interest expense – securities held by Berkshire	46	34	141	70
Other interest expense	182	167	550	461

	1,330	1,135	4,021	3,193

Earnings before taxes and minority interests	180	165	502	399
Income taxes and minority interests	70	30	181	92

Net earnings	$110	$135	$321	$307

Note 4. Investments in securities with fixed maturities

     Data with respect to investments in securities with fixed maturities, which are classified as available-for-sale, are shown in the tabulation below (in millions).

	September 30,	December 31,
	2003	2002

Insurance and other:
Amortized cost	$24,208	$35,525
Gross unrealized gains	2,977	2,700
Gross unrealized losses	(76)	(129)

Fair value	$27,109	$38,096

Finance and financial products:
Amortized cost	$8,036	$15,006
Gross unrealized gains	515	670
Gross unrealized losses	—	(10)

Fair value	$8,551	$15,666

Note 5. Investments in equity securities

     Data with respect to investments in equity securities are shown in the tabulation below (in millions).

	September 30,	December 31,
	2003	2002

Total cost	$8,818	$9,164
Gross unrealized gains	22,347	19,605
Gross unrealized losses	(57)	(406)

Total fair value	$31,108	$28,363

Fair value:
American Express Company	$6,832	$5,359
The Coca-Cola Company	8,592	8,768
The Gillette Company	3,070	2,915
Wells Fargo & Company	2,907	2,497
Other equity securities	9,707	8,824

Total	$31,108	$28,363

FORM 10-Q	Q/E 9/30/03

Notes to Interim Consolidated Financial Statements (Continued)

Note 6. Receivables

     Receivables of insurance and other businesses are comprised of the following (in millions).

	September 30,	December 31,
	2003	2002

Insurance premiums receivable	$5,027	$6,228
Reinsurance recoverables on unpaid losses	2,578	2,623
Trade and other receivables	5,012	4,324

	$12,617	$13,175

Note 7. Goodwill of acquired businesses

     Effective January 1, 2002, Berkshire adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets.” SFAS 142 changed the accounting for goodwill from a model that required amortization of goodwill, supplemented by impairment tests, to an accounting model that is based solely upon impairment tests. Thus, Berkshire’s Consolidated Statements of Earnings for the first nine months of 2003 and 2002 include no periodic amortization of goodwill. A reconciliation of the change in the carrying value of goodwill during the first nine months of 2003 is as follows (in millions).

Balance December 31, 2002	$22,298
Acquisitions of businesses	444

Balance September 30, 2003	$22,742

Note 8. Deferred income tax liabilities

     The tax effects of significant items comprising Berkshire’s net deferred tax liabilities are as follows (in millions).

	September 30,	December 31,
	2003	2002

Deferred tax liabilities:
Unrealized appreciation of investments	$9,051	$7,884
Deferred charges reinsurance assumed	1,085	1,183
Property, plant and equipment	1,066	1,059
Investments	171	282
Other	945	648

	12,318	11,056

Deferred tax assets:
Unpaid losses and loss adjustment expenses	(1,046)	(870)
Unearned premiums	(419)	(413)
Other	(1,531)	(1,701)

	(2,996)	(2,984)

Net deferred tax liability	$9,322	$8,072

Note 9. Notes payable and other borrowings

     Notes payable and other borrowings of Berkshire and its subsidiaries are summarized below (in millions).

	September 30,	December 31,
	2003	2002

Insurance and other:
Commercial paper and other short-term borrowings	$1,553	$2,205
Borrowings under investment agreements	898	770
SQUARZ notes payable due 2007	400	400
Other debt due 2003-2032	1,297	1,432

	$4,148	$4,807

Finance and financial products:
Commercial paper and other short-term borrowings	$273	$204
Borrowings of Berkadia due 2006	750	2,175
Notes payable due 2003 to 2037	3,128	1,454
Other borrowings	661	648

	$4,812	$4,481

FORM 10-Q	Q/E 9/30/03

Notes to Interim Consolidated Financial Statements (Continued)

Note 9. Notes payable and other borrowings (Continued)

     On September 29, 2003, Berkshire Hathaway Finance Corporation, a wholly-owned subsidiary of Berkshire, issued $1.5 billion par amount of senior unsecured debt in a private placement to institutional investors. The debt consists of $750 million of 3.375% notes due 2008 and $750 million of 4.625% notes due 2013. Berkshire has provided a guarantee of these obligations. The net proceeds from the issuance (approximately $1,488 million) were received from the underwriter on October 6, 2003 and are included in loans and other receivables of finance and financial products businesses at September 30, 2003. The debt is included in notes payable of finance and financial products businesses in the preceding table.

Note 10. Common stock

     The following table summarizes Berkshire’s common stock activity during the first nine months of 2003.

	Class A common stock	Class B common stock
	(1,650,000 shares authorized)	(55,000,000 shares authorized)
	Issued and Outstanding	Issued and Outstanding

Balance at December 31, 2002	1,311,186	6,704,117
Conversions of Class A common stock to Class B common stock and other	(22,073)	696,766

Balance at September 30, 2003	1,289,113	7,400,883

     Each share of Class A common stock is convertible, at the option of the holder, into thirty shares of Class B common stock. Class B common stock is not convertible into Class A common stock. Class B common stock has economic rights equal to one-thirtieth (1/30) of the economic rights of Class A common stock. Accordingly, on an equivalent Class A common stock basis, there are 1,535,809 shares outstanding at September 30, 2003 and 1,534,657 shares outstanding at December 31, 2002. Each Class A common share is entitled to one vote per share. Each Class B common share possesses the voting rights of one-two-hundredth (1/200) of the voting rights of a Class A share. Class A and Class B common shares vote together as a single class.

Note 11. Comprehensive income

     Berkshire’s comprehensive income for 2003 and 2002 is shown in the table below (in millions).

	Third Quarter		First Nine Months

	2003	2002	2003	2002

Net earnings	$1,806	$1,141	$5,765	$3,102

Other comprehensive income:
Increase (decrease) in unrealized appreciation of investments	(566)	(1,436)	3,296	1,602
Applicable income taxes and minority interests	185	498	(1,174)	(569)
Other	(23)	25	73	176
Applicable income taxes and minority interests	(73)	2	(101)	(39)

	(477)	(911)	2,094	1,170

Comprehensive income	$1,329	$230	$7,859	$4,272

FORM 10-Q	Q/E 9/30/03

Notes to Interim Consolidated Financial Statements (Continued)

Note 12. Business segment data

     A disaggregation of Berkshire’s consolidated data for the third quarter and first nine months of 2003 and 2002 is as follows (in millions).

	Third Quarter		First Nine Months

	2003	2002	2003	2002

Revenues
Operating Businesses:
Insurance group:
Premiums earned:
GEICO	$1,997	$1,697	$5,720	$4,899
General Re	2,050	2,118	6,062	6,169
Berkshire Hathaway Reinsurance Group	922	758	3,408	2,043
Berkshire Hathaway Primary Group	273	192	749	509
Investment income	720	764	2,393	2,199

Total insurance group	5,962	5,529	18,332	15,819
Apparel	577	534	1,585	1,117
Building products	1,050	986	2,884	2,840
Finance and financial products	746	460	1,548	1,397
Flight services	623	649	1,770	2,024
McLane Company	6,123	—	7,793	—
Retail	549	484	1,512	1,436
Scott Fetzer	231	215	686	676
Shaw Industries	1,217	1,158	3,407	3,258
Other businesses	583	396	1,771	1,213

	17,661	10,411	41,288	29,780
Reconciliation of segments to consolidated amount:
Realized investment gains	634	223	2,848	459
Other revenues	11	9	25	23
Eliminations	(12)	(13)	(38)	(42)
Purchase-accounting adjustments	(62)	(27)	(119)	(81)

	$18,232	$10,603	$44,004	$30,139

FORM 10-Q	Q/E 9/30/03

Notes to Interim Consolidated Financial Statements (Continued)

Note 12. Business segment data (Continued)

	Third Quarter		First Nine Months

	2003	2002	2003	2002

Earnings (loss) before taxes
Operating Businesses:
Insurance group:
Underwriting gain (loss):
GEICO	$126	$181	$298	$372
General Re	32	(434)	117	(666)
Berkshire Hathaway Reinsurance Group	245	174	643	213
Berkshire Hathaway Primary Group	(1)	(3)	29	3
Net investment income	717	760	2,382	2,187

Total insurance group	1,119	678	3,469	2,109
Apparel	90	78	229	143
Building products	190	142	428	426
Finance and financial products	164	198	528	533
Flight services	38	29	63	122
McLane Company	75	—	97	—
Retail	24	25	76	86
Scott Fetzer	31	24	90	86
Shaw Industries	131	129	309	315
Other businesses	172	159	537	403

	2,034	1,462	5,826	4,223
Reconciliation of segments to consolidated amount:
Realized investment gains	635	230	2,845	449
Interest expense *	(23)	(21)	(70)	(63)
Corporate and other	8	7	14	18
Purchase-accounting adjustments	(72)	(30)	(148)	(70)

	$2,582	$1,648	$8,467	$4,557

*	Amounts of interest expense represent interest on notes payable and other borrowings exclusive of that of finance businesses and interest allocated to certain businesses.

FORM 10-Q	Q/E 9/30/03

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Net earnings for the third quarter and first nine months of 2003 and 2002 are disaggregated in the table that follows. Amounts are after deducting minority interests and income taxes (in millions).

	Third Quarter		First Nine Months

	2003	2002	2003	2002

Insurance – underwriting	$258	$(65)	$704	$(64)
Insurance – investment income	519	536	1,682	1,514
Non-insurance businesses	610	536	1,594	1,407
Interest expense	(14)	(14)	(44)	(39)
Other	(20)	(16)	(55)	(23)

Earnings before realized investment gains	1,353	977	3,881	2,795
Realized investment gains	453	164	1,884	307

Net earnings	$1,806	$1,141	$5,765	$3,102

          Insurance — Underwriting

     A summary follows of underwriting results from Berkshire’s insurance businesses for the third quarter and first nine months of 2003 and 2002 (in millions).

	Third Quarter		First Nine Months

	2003	2002	2003	2002

Underwriting gain (loss) attributable to:
GEICO	$126	$181	$298	$372
General Re	32	(434)	117	(666)
Berkshire Hathaway Reinsurance Group	245	174	643	213
Berkshire Hathaway Primary Group	(1)	(3)	29	3

Pre-tax underwriting gain (loss)	402	(82)	1,087	(78)
Income taxes and minority interests	144	(17)	383	(14)

Net underwriting gain (loss)	$258	$(65)	$704	$(64)

     Berkshire engages in both primary insurance and reinsurance of property and casualty risks. Through General Re, Berkshire also reinsures life and health risks. In primary insurance activities, Berkshire subsidiaries assume defined portions of the risks of loss from persons or organizations that are directly subject to the risks. In reinsurance activities, Berkshire subsidiaries assume defined portions of similar or dissimilar risks that other insurers or reinsurers have subjected themselves to in their own insuring activities. Berkshire’s principal insurance businesses are: (1) GEICO, (2) General Re, (3) Berkshire Hathaway Reinsurance Group (“BHRG”) and (4) Berkshire Hathaway Primary Group. Berkshire’s management views insurance businesses as possessing two distinct operations—underwriting and investment. Accordingly, Berkshire evaluates the performance of underwriting operations without allocation of investment income.

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

     GEICO’s pre-tax underwriting results for the third quarter and first nine months of 2003 and 2002 are summarized in the table below (in millions).

	Third Quarter				First Nine Months

	2003		2002		2003		2002

	Amount	%	Amount	%	Amount	%	Amount	%

Premiums earned	$1,997	100.0	$1,697	100.0	$5,720	100.0	$4,899	100.0

Losses and loss expenses	1,530	76.6	1,244	73.3	4,403	77.0	3,726	76.1
Underwriting expenses	341	17.1	272	16.0	1,019	17.8	801	16.3

Total losses and expenses	1,871	93.7	1,516	89.3	5,422	94.8	4,527	92.4

Pre-tax underwriting gain	$126		$181		$298		$372

FORM 10-Q	Q/E 9/30/03

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     GEICO (Continued)

     Premiums earned in the third quarter and first nine months of 2003 were $1,997 million and $5,720 million, respectively, increases of 17.7% and 16.8%, respectively, over the corresponding 2002 periods. The growth reflects an 11.1% increase in policies-in-force during the past year. Policies-in-force increased 8.5% over the twelve months ended September 30, 2003 in the preferred risk market and increased 20.8% in the standard and nonstandard risk markets. Voluntary auto new business sales in the first nine months of 2003 increased 23.4% compared to 2002. The new sales closure ratio and the policy retention rate for existing policyholders continued to be good in the first nine months of 2003. Voluntary auto policies-in-force at September 30, 2003 increased 8.9% (or about 12.0 % on an annualized basis) from December 31, 2002. Management expects policies-in-force to continue to grow over the remainder of 2003, generating increases in premiums written and earned in comparison with 2002.

     Losses and loss adjustment expenses increased 23.0% to $1,530 million in the third quarter of 2003 and 18.2% to $4,403 million for the first nine months. The ratio of losses incurred to premiums earned was 77.0% in the first nine months of 2003 compared to 76.1% in 2002. Catastrophe losses contributed 0.9 points to the loss ratio in 2003 versus 0.4 points in 2002. During 2003, average bodily injury severities increased in the five to seven percent range over 2002, while physical damage severity increased at lower rates. Claims frequencies for physical damage and bodily injury coverages decreased slightly in 2003 despite more weather related losses.

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

     Underwriting expenses in the first nine months of 2003 increased $218 million (27.2%) over the first nine months of 2002. The increase was due to higher advertising costs and increased staffing levels to service the growth of policies-in-force. Also, underwriting costs associated with new policy issuance are greater than for policy renewals. Thus, in periods of new policy growth, the underwriting expenses are expected to grow at a faster rate than premiums earned. Expenses related to policy acquisition increased 21.2% in the first nine months of 2003. Other operating expenses for the first nine months of 2003 also increased over 2002, reflecting higher salary, profit sharing and other employee benefit expenses.

     General Re

     General Re conducts a reinsurance business, which provides reinsurance coverage in the United States and worldwide. General Re’s principal reinsurance operations are comprised of: (1) North American property/casualty, (2) international property/casualty, which consists of reinsurance business written principally through Germany-based Cologne Re, (3) London-market business written through the Faraday operations, and (4) global life/health. At September 30, 2003, General Re had an 89% ownership interest in Cologne Re.

     General Re’s pre-tax underwriting results for the third quarter and first nine months of 2003 and 2002 are summarized in the table below (in millions).

	Premiums earned				Pre-tax underwriting gain (loss)

	Third Quarter		First Nine Months		Third Quarter		First Nine Months

	2003	2002	2003	2002	2003	2002	2003	2002

North American property/casualty	$897	$1,017	$2,671	$2,954	$14	$(279)	$43	$(433)
International property/casualty	450	441	1,309	1,245	9	(136)	24	(207)
Faraday (London-market)	211	219	656	594	(13)	—	14	(3)
Global life/health	492	441	1,426	1,376	22	(19)	36	(23)

	$2,050	$2,118	$6,062	$6,169	$32	$(434)	$117	$(666)

     General Re’s consolidated underwriting results for the third quarter and first nine months of 2003 produced pre-tax underwriting gains of $32 million and $117 million, respectively, compared with pre-tax underwriting losses of $434 million and $666 million in the comparable 2002 periods. The consolidated underwriting gain in the first nine months of 2003 was primarily due to favorable current accident year results, which benefited from rate increases, better coverage terms and the absence of large property losses. Underwriting results for the comparable 2002 period included increases in reserve estimates established for claims arising in prior years. Information with respect to each of General Re’s underwriting units follows.

FORM 10-Q	Q/E 9/30/03

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

     Premiums earned declined $120 million (11.8%) and $283 million (9.6%) in the third quarter and first nine months of 2003, respectively, from the comparable 2002 periods. The decrease in premiums earned for the first nine months of 2003 resulted from a net reduction from cancellations/non-renewals over new contracts (approximately $589 million), partially offset by rate increases across all lines of business (estimated at $306 million).

     The North American property/casualty operations produced pre-tax underwriting gains of $14 million and $43 million in the third quarter and first nine months of 2003, compared with pre-tax underwriting losses of $279 million and $433 million in the comparable 2002 periods. Results for the first nine months of 2003 were comprised of current accident year gains of $118 million partially offset by losses of $75 million due to increases to prior years’ loss reserves (including discount accretion on workers’ compensation reserves and deferred charge amortization on retroactive reinsurance). The favorable effects of rate increases over the past two years and the absence of large property losses contributed to the net gain in the 2003 accident year. Underwriting results in 2003 and 2002 included no major catastrophes or other large individual property losses ($20 million or greater). The timing and magnitude of catastrophe and large individual property losses may produce considerable volatility in periodic underwriting results over the foreseeable future.

     As discussed above, underwriting results for the first nine months of 2003 included $75 million in losses related to prior years’ loss events, which compares with a $519 million loss in the first nine months of 2002. Included in these amounts were $74 million in 2003 and $72 million in 2002 related to discount accretion on workers’ compensation reserves and deferred charge amortization on retroactive reinsurance contracts. During the first nine months of 2003, $130 million of increases to prior years’ casualty loss reserves were almost entirely offset by $129 million of decreases in prior years’ property loss reserves. Results for the first nine months of 2002 were adversely impacted by increased estimates of casualty losses occurring primarily from 1997 through 2000.

     For statutory insurance and GAAP reporting purposes, workers’ compensation loss reserves are discounted at 1.0% per annum for claims occurring after December 31, 2002 and at 4.5% for claims occurring before January 1, 2003. The lower discount rate for 2003 claims was approved by General Re’s state insurance regulators and reflects the lower interest rate environment that now exists in the United States. This lower discount rate increased incurred losses for 2003 occurrences by approximately $65 million from the amount that would have been incurred at the higher discount rate.

     The process of establishing reserves and related ceded reinsurance recoverables requires numerous estimates and judgments by management. Loss reserve estimates are based primarily on the monetary amounts of claims reported by ceding companies (such amounts generally exclude incurred-but-not-reported (“IBNR”) claims), analysis of historical claim reporting patterns of ceding companies, and estimates of expected overall loss amounts for all accident periods. Claim frequency or count analyses are generally not meaningful because such data is either not provided by ceding companies or not reliable. Loss reserves, which are established based on estimates by line of business and type of coverage, are regularly re-evaluated.

     Due to the long-tailed nature of casualty claims, a higher degree of estimation is inherent in establishing loss reserves, particularly for current accident year occurrences and unreported claims in more recent years. Thus, the ultimate level of underwriting gain or loss with respect to recent accident years, including 2003, will not be fully known for many years. North American property/casualty loss reserves were $15.8 billion ($14.6 billion net of reinsurance) at September 30, 2003 and $16.2 billion ($14.9 billion net of reinsurance) at December 31, 2002. Approximately 53% of the reserves represent estimates of IBNR losses as of September 30, 2003.

     At September 30, 2003, environmental and asbestos loss reserves for North America were $1,059 million ($941 million net of reinsurance). At December 31, 2002, environmental and asbestos loss reserves for North America were $1,161 million ($1,008 million net of reinsurance). The reduction in reserves in 2003 was due to loss payments. The estimate for environmental and asbestos losses is composed of four parts: known claims, development on known claims, IBNR and direct excess coverage litigation expenses. The changing legal environment concerning asbestos claims together with the widespread use of asbestos related products in the U.S. over the past century has made quantification of potential exposures difficult. Future changes in the legal environment may precipitate significant changes in reserves.

FORM 10-Q	Q/E 9/30/03

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     General Re (Continued)

North American property/casualty (Continued)

     Although loss reserve levels are currently believed to be adequate, there are no guarantees. A relatively small change in the estimate of net reserves can produce large changes in annual underwriting results. For instance, a one-percentage point change in net reserves at September 30, 2003 would produce a pre-tax underwriting gain or loss of $146 million, or roughly 4% of annualized first nine months 2003 premiums earned. Changes in reserve estimates are reported as a component of losses incurred in the period of the change.

International property/casualty

     The international property/casualty operations write quota-share and excess reinsurance on risks around the world. International property/casualty business is written on a direct reinsurance basis primarily through Cologne Re. The largest international markets are in Western Europe.

     Premiums earned increased $9 million (2.0%) and $64 million (5.1%) in the third quarter and first nine months of 2003, respectively, over 2002 amounts, reflecting increases in the values of most major foreign currencies relative to the U.S. dollar. Premiums earned in local currencies decreased 8.9% in the third quarter and 9.4% in the first nine months of 2003 from amounts in the comparable 2002 periods. The decrease in premiums earned was primarily due to the non-renewal of unprofitable business in continental Europe, the United Kingdom and Latin America.

     The international property/casualty operations produced a pre-tax underwriting gain of $9 million in the third quarter and $24 million in the first nine months of 2003, compared with pre-tax underwriting losses of $136 million and $207 million in the same periods of 2002. The underwriting gain for the first nine months of 2003 was principally attributable to $32 million of net gains on the 2003 accident year, partially offset by $8 million in losses from prior years’ business. The 2003 accident year gain reflects rate increases and the absence of large property losses. Results for the first nine months of 2002 included $87 million in catastrophe and other large property losses, $43 million in losses related to international credit/bond business, which was discontinued, and prior year reported casualty claims that exceeded actuarial estimates.

Faraday (London-market)

     London-market business is written through Faraday Holdings Limited (“Faraday”). Faraday owns the managing agent of Syndicate 435 at Lloyd’s of London and provides capacity and participates in the results of Syndicate 435. Through Faraday, General Re’s participation in Syndicate 435 was 96.7% in 2002 and increased to 100% in 2003.

     Premiums earned in the London-market operations decreased $8 million (3.7%) in the third quarter and increased $62 million (10.4%) in the first nine months of 2003, compared with the same periods in 2002. In local currencies, premiums earned decreased 9.8% and 1.0% in the third quarter and first nine months of 2003, respectively, compared with 2002 amounts. Premiums earned were substantially flat for the first nine months of 2003 principally due to decreased premiums from Cologne Re’s continental Europe Broker Market subsidiary, which was placed in run-off during 2003, offset by increased earned premiums in casualty lines and increased participation in Faraday Syndicate 435.

     London-market operations produced a pre-tax underwriting loss in the third quarter of 2003 of $13 million, and a pre-tax underwriting gain for the first nine months of 2003 of $14 million compared with substantially breakeven results in the comparable 2002 periods. The underwriting loss in the third quarter of 2003 was primarily due to prior year losses in the Corporate Liability business (Directors and Officers and Financial Institutions Errors and Omissions lines), which was placed in run-off last year. Underwriting gains for the first nine months of 2003 were primarily due to favorable loss development on prior years’ property and aviation lines, and rate increases and better terms and conditions on current year business. Partially offsetting these gains were losses in prior years’ Corporate Liability business and casualty lines of business.

     At September 30, 2003, the international property/casualty and London-market operations had gross loss reserves of $7.7 billion, ($7.0 billion net of reinsurance), compared to gross reserves of $7.1 billion at December 31, 2002 ($6.4 billion net of reinsurance). The increase in reserves during the first nine months of 2003 was primarily due to changes in foreign currency rates. Loss reserves for these operations are established based on methodologies similar to those used in the North American property/casualty operations; however, ceded activity reports for continental Europe and certain other international markets are generally provided less frequently by ceding companies, or are contractually due at later dates than those provided by North American clients.

Global life/health

     General Re’s global life/health affiliates reinsure such risks worldwide. Third quarter and first nine months 2003 premiums earned increased $51 million (11.6%) and $50 million (3.6%), respectively, as compared to the same periods of 2002. Adjusting for the effects of foreign exchange rates, premiums earned in local currencies increased 4.3% in the third quarter and decreased 4.2% for the first nine months of 2003. The decrease for the first nine months of 2003 was primarily attributable to decreases in the group and individual health segments of the U.S. life/health operations.

FORM 10-Q	Q/E 9/30/03

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     General Re (Continued)

Global life/health (Continued)

     The global life/health operations generated third quarter and first nine months 2003 underwriting gains of $22 million and $36 million, respectively, compared with underwriting losses of $19 million and $23 million in the comparable 2002 periods. While both the U.S. and international life/health segments were profitable for the first nine months of 2003, most of the gains were earned in the international life segment. Underwriting losses for the first nine months of 2002 were principally due to increased reserves on run-off business in the U.S. life/health operations.

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

     BHRG’s pre-tax underwriting results are summarized in the table below (in millions).

	Premiums earned				Pre-tax underwriting gain (loss)

	Third Quarter		First Nine Months		Third Quarter		First Nine Months

	2003	2002	2003	2002	2003	2002	2003	2002

Catastrophe and individual risk	$255	$331	$931	$813	$216	$219	$773	$574
Retroactive reinsurance	—	8	431	407	(99)	(112)	(316)	(344)
Traditional Multi-line	667	419	2,046	823	128	67	186	(17)

	$922	$758	$3,408	$2,043	$245	$174	$643	$213

     Premiums earned from catastrophe and individual risk contracts of $255 million in the third quarter of 2003 and $931 million in the first nine months of 2003 represented a decrease of $76 million (23.0%) and an increase of $118 million (14.5%), respectively, from the amounts in the corresponding 2002 periods. For the first nine months of 2003, the comparative amount of individual risk premiums written has declined 67% compared to 2002, reflecting a reduction in opportunities to write such business at prices considered acceptable. As a result, the comparative levels of premiums earned from individual risk business in future periods will likely decline significantly from the amounts earned to date in 2003.

     The underwriting gains from catastrophe and individual risk business in 2003 and 2002 reflect very low levels of catastrophe losses and other large individual property losses. However, a loss from a significant covered event could easily have surpassed these underwriting gains. Loss exposures are monitored by coverage and geographic territory. The maximum probable gross loss from a single event, excluding reinstatement premiums and before income taxes, is currently estimated at $5.3 billion. While catastrophe losses were low in 2002 and during the first nine months of 2003, the timing and magnitude of losses may produce extraordinary volatility in periodic underwriting results in BHRG’s catastrophe and individual risk business. Such volatility is accepted, however, provided there is a reasonable prospect of achieving an underwriting gain over the long term. Periodic underwriting results over the remainder of 2003 for catastrophe and individual risk business will continue to be subject to extreme volatility.

     Retroactive reinsurance policies typically provide indemnification of losses and loss adjustment expenses with respect to past loss events, including claims that have not yet been reported. Indemnification under these policies is subject to aggregate contractual limits. In addition, certain retroactive policies are expected to include significant amounts of environmental, asbestos and other latent injury claims. It is expected that claims under these contracts will be paid out in the future over a very long period of time. Loss payments have not commenced on several contracts, which are subject to specified loss retentions by the counterparty to the contracts. As of September 30, 2003, unpaid losses and loss adjustment expenses associated with these contracts totaled $10.6 billion, or approximately 84% of unused policy limits.

     The underwriting losses from retroactive reinsurance are primarily attributed to the amortization of deferred charges established on retroactive reinsurance contracts. The deferred charges, which represent the difference between the policy premium and the estimated ultimate losses, are amortized over the expected claim payment period using the interest method. The amortization charges are recorded as a component of losses incurred and, therefore, produce underwriting losses. The level of amortization in a given period is based upon estimates of the timing and amount of future loss payments. Amortization charges in the third quarter and first nine months of 2003 totaled approximately $89 million and $347 million, respectively. During the second quarter of 2003, certain retroactive contracts written in 2001 and 2002 were terminated in exchange for loss payments totaling approximately $710 million. The termination and related payments produced a net underwriting gain of approximately $41 million.

FORM 10-Q	Q/E 9/30/03

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Berkshire Hathaway Reinsurance Group (Continued)

     Unamortized deferred charges at September 30, 2003 totaled approximately $3.0 billion which will produce amortization charges over the remainder of 2003 and in future years. BHRG believes that the deferred charges are reasonable relative to the large amounts of float generated from these policies, which totaled about $7.8 billion at September 30, 2003. Income generated from the investment of float is reflected in net investment income.

     Traditional multi-line reinsurance consists of quota-share and excess contracts covering primarily property risks worldwide. Many of the contracts under this category were written in 2002. Premiums earned in the first nine months of 2003 included $733 million from participation in or quota-share contracts with numerous Lloyd’s Syndicates. Premiums earned in the first nine months of 2002 from Lloyd’s Syndicates totaled $327 million. Premiums earned from traditional multi-line reinsurance contracts in the third quarter and first nine months of 2003 also included approximately $74 million and $268 million, respectively, from a multi-line quota-share contract incepting in the second quarter of 2002 with a major U.S. insurer. This contract ended in the second quarter of 2003 and the remaining unearned premiums ($65 million as of September 30, 2003) will be earned in the future as the underlying policies expire. Net underwriting gains in 2003 reflect low amounts of catastrophe, property and aviation losses.

     Berkshire Hathaway Primary Group

     Premiums earned by Berkshire’s various other primary insurers in 2003 increased by $81 million (42.2%) in the third quarter and $240 million (47.2%) in the first nine months over the corresponding periods in 2002. For the first nine months, Berkshire’s primary insurers produced underwriting gains of $29 million in 2003 and $3 million in 2002. The increases in premiums earned were principally attributed to increased volume at the NICO Primary Group and U.S. Liability Insurance Group. While the volume of business accepted has increased in recent periods, the rate of comparative increase is expected to slow over the remainder of 2003.

     Insurance - Investment Income

     After-tax net investment income produced by Berkshire’s insurance and reinsurance businesses for the third quarter and first nine months of 2003 and 2002 is summarized in the table below (in millions).

	Third Quarter		First Nine Months

	2003	2002	2003	2002

Net investment income before income taxes and minority interests	$717	$760	$2,382	$2,187
Income taxes and minority interests	198	224	700	673

Net investment income	$519	$536	$1,682	$1,514

     Pre-tax net investment income earned by Berkshire’s insurance businesses in 2003 decreased $43 million (5.7%) for the third quarter and increased $195 million (8.9%) for the first nine months as compared to amounts earned in the corresponding 2002 periods. Investment income in 2003 reflects an increase in invested assets as well as increased interest from a portfolio of high-yield debt instruments that were acquired primarily in the latter nine months of 2002. Conversely, low yielding short-term investment balances have increased from $9.5 billion at December 31, 2002 to over $25.0 billion at September 30, 2003. Total invested assets of the insurance businesses totaled $86.0 billion at September 30, 2003, and $79.4 billion at December 31, 2002.

     Invested assets derive from shareholder capital as well as policyholder float. “Float” is an approximation of the net amount of liabilities due to policyholders that is temporarily available for investment. Float represents the sum of unpaid losses and loss adjustment expenses, unearned premiums and other policyholder liabilities less the aggregate of premiums and reinsurance balances receivable, deferred policy acquisition costs, deferred charges on retroactive reinsurance contracts and deferred taxes. Consolidated float at September 30, 2003 was approximately $43.8 billion, compared to $41.2 billion at December 31, 2002 and $39.5 billion at September 30, 2002. Most of the increase during the first nine months of 2003 was attributed to GEICO, BHRG and foreign currency changes affecting balances at General Re’s international business. Berkshire’s management does not anticipate that float will grow significantly over the remainder of 2003.

     For the first nine months of 2003, the annualized cost of float was negative, as Berkshire’s consolidated insurance and reinsurance businesses produced pre-tax underwriting gains. For the first nine months of 2002, the annualized cost of float was approximately zero due to near breakeven underwriting results. Absent a major catastrophe or a significant increase in reserves established for prior years’ loss events, the cost of float is expected to remain negative over the remainder of 2003 and into 2004.

FORM 10-Q	Q/E 9/30/03

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Non-Insurance Businesses

     Results of Berkshire’s diverse non-insurance businesses for the third quarter and first nine months of 2003 and 2002 are aggregated in the following table (in millions).

	Third Quarter		First Nine Months

	2003	2002	2003	2002

Earnings before income taxes/minority interests	$915	$784	$2,357	$2,114
Applicable income taxes/minority interests	305	248	763	707

Net earnings	$610	$536	$1,594	$1,407

     A comparison of revenues and pre-tax earnings for the non-insurance business segments follows (in millions).

	Revenues				Pre-tax earnings

	Third Quarter		First Nine Months		Third Quarter		First Nine Months

	2003	2002	2003	2002	2003	2002	2003	2002

Apparel	$577	$534	$1,585	$1,117	$90	$78	$229	$143
Building products	1,050	986	2,884	2,840	190	142	428	426
Finance and financial products	746	460	1,548	1,397	164	198	528	533
Flight services	623	649	1,770	2,024	38	29	63	122
McLane Company	6,123	—	7,793	—	75	—	97	—
Retail	549	484	1,512	1,436	24	25	76	86
Scott Fetzer	231	215	686	676	31	24	90	86
Shaw Industries	1,217	1,158	3,407	3,258	131	129	309	315
Other businesses	583	396	1,771	1,213	172	159	537	403

	$11,699	$4,882	$22,956	$13,961	$915	$784	$2,357	$2,114

     Berkshire’s apparel business consists of several businesses engaged in the manufacture and distribution of clothing and footwear products, including Fruit of the Loom (“FOL”) and Garan, which were acquired in April 2002 and September 2002, respectively. Revenues and pre-tax earnings from FOL and Garan are included in Berkshire’s apparel results beginning from their respective acquisition dates and account for essentially all of the comparative increases in 2003 apparel revenues and pre-tax earnings versus 2002.

     The building products group consists of Johns Manville (insulation and roofing systems), Benjamin Moore (paint and coatings), Acme Brick (bricks and tile products), and MiTek (connecting devices). Building products revenues increased $64 million (6.5%) in the third quarter of 2003 and $44 million (1.5%) for the first nine months over the corresponding prior year amounts. The comparative increases reflect higher sales volume at MiTek, Benjamin Moore and Acme, which benefited from continuing strong housing markets. Johns Manville revenues for the first nine months of 2003 were relatively unchanged from 2002. Pre-tax earnings of the building products group in 2003 increased $48 million (33.8%) for the third quarter and were relatively unchanged for the first nine months in comparison with 2002. Pre-tax earnings in the first nine months of 2003 included a loss of $21 million related to a fire at a pipe insulation manufacturing facility in Ohio, and a gain of $10 million from an unrelated insurance recovery at Johns Manville.

     Aggregate pre-tax earnings of the finance and financial products businesses in the third quarter of 2003 decreased by $34 million and in the first nine months of 2003 decreased by $5 million versus the earnings generated in the corresponding 2002 periods. In 2003, lower net interest was earned by BH Finance as a result of lower levels of invested assets, due to sales and repayments, and lower interest rate spreads. BH Finance primarily invests in fixed maturity securities on a substantially leveraged basis under a few strategies. Such strategies are subject to market conditions, which were unusually favorable in 2002 but have become less favorable in 2003. Invested assets under such strategies have declined about 50% during the first nine months of 2003. Berkshire currently expects this business will generate comparatively lower pre-tax earnings over the near future as net asset levels continue to decline.

FORM 10-Q	Q/E 9/30/03

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Non-Insurance Businesses (Continued)

     General Re Securities (“GRS”), which has been in run-off since January 2002, produced pre-tax losses for the first nine months of $60 million in 2003 and $121 million in 2002. Since January 2002, approximately 60% of GRS’s portfolio of derivative transactions have been terminated. Additional losses will almost certainly be incurred by GRS in future periods as transactions to restructure or close out existing trade positions take place. During the first nine months, pre-tax earnings attributable to Berkadia totaled $84 million in 2003 and $91 million in 2002. Total assets and liabilities of Berkadia declined approximately $1.4 billion during the first nine months of 2003 to $750 million at September 30. Comparative earnings in future periods from this entity will decline and eventually cease.

     On August 7, 2003, Berkshire acquired Clayton Homes. See Note 2. Clayton Homes builds manufactured housing and finances its sales as well as other loans through its wholly-owned finance operations. Revenues and pre-tax earnings from Clayton are included in the operating results of the finance and financial products businesses beginning as of August 7.

     Flight services revenues for the third quarter and first nine months of 2003 declined $26 million (4.0%) and $254 million (12.5%) from the comparable periods in 2002. For the first nine months of 2003, revenues of NetJets declined about 14.3% from the first nine months of 2002 due to a 44.5% decline in aircraft sales partially offset by a 20.7% increase in flight operations revenue. Training and simulator sales revenues in 2003 from FlightSafety increased 5.4% in the third quarter and declined 7.7% for the first nine months from corresponding 2002 periods. The comparative decline in simulator usage and revenue in the regional airline market has continued, but in the third quarter was offset by an increase in U.S. government training revenues. Pre-tax earnings of the flight services businesses in 2003 increased $9 million (31.0%) in the third quarter and decreased $59 million (48.4%) for the first nine months compared to the corresponding 2002 periods. In the first quarter of 2003, NetJets recorded charges of approximately $25 million to write down certain aircraft to estimated realizable value. Otherwise, for the third quarter and first nine months of 2003, NetJets generated pre-tax earnings in the U.S. and operating losses in Europe. During the third quarter of 2003, FlightSafety’s pre-tax earnings increased 41% over 2002, while for the first nine months of 2003 pre-tax earnings declined 18% from the corresponding 2002 amounts. Third quarter earnings in 2003 reflect comparatively higher training revenues and a decline in personnel costs as a result of cost containment measures.

     On May 23, 2003, Berkshire acquired McLane Company, Inc. from Wal-Mart Stores, Inc. Results of McLane’s business operations are included in Berkshire’s consolidated results beginning May 23. McLane’s revenues were $7,793 million and pre-tax earnings totaled $97 million for the period from May 23 to September 30. McLane’s business is marked by high sales volume and low profit margins. For its most recently completed fiscal year, McLane’s sales and pre-tax earnings totaled approximately $21.9 billion and $220 million, respectively. See Note 2 to the Interim Consolidated Financial Statements for information regarding the acquisition and McLane’s business.

     For the third quarter of 2003, Shaw’s revenues increased $59 million (5.1%) over 2002. For the first nine months of 2003, revenues increased $149 million (4.6%) over 2002. The increases resulted primarily from slightly increased unit sales and net selling prices for carpet and rugs and higher volume of hard floor surface sales. Pre-tax earnings in the third quarter were relatively unchanged from 2002 and for first nine months of 2003 declined $6 million from the 2002 amounts, reflecting comparatively lower gross margin rates, offset by lower interest expense.

     Revenues of Berkshire’s home furnishing and jewelry retailers in 2003 increased $65 million (13.4%) for the third quarter and $76 million (5.3%) over amounts earned in the corresponding 2002 periods. The increases in comparative revenues in 2003 were attributed to new stores as first nine months same store sales were lower by about 1%. Pre-tax earnings in 2003 were adversely affected by higher operating costs and costs associated with opening new stores.

     Berkshire’s other non-insurance businesses consist of the results of numerous smaller businesses, as well as earnings from investments in MidAmerican. Earnings from MidAmerican represent Berkshire’s share of MidAmerican’s net earnings, as determined under the equity method. For the third quarter of 2003 and 2002, earnings from MidAmerican totaled $112 million and $123 million, respectively. For the first nine months, earnings from MidAmerican totaled $330 million in 2003 and $274 million in 2002. MidAmerican’s earnings in 2003 reflect the acquisition of two natural gas pipelines and three real estate brokerage businesses in 2002, and improvements in the earnings of existing businesses. Earnings in 2002 reflect the effect of one-time gains resulting from asset sales. See Note 3 to the Interim Consolidated Financial Statements for additional information regarding Berkshire’s investments in MidAmerican.

     Pre-tax earnings of other businesses in 2003 also include newly-acquired businesses, Albecca Inc. (on February 8, 2002), The Pampered Chef and CTB International (both on October 31, 2002). See Note 2 to the Interim Consolidated Financial Statements for information regarding the businesses acquired in 2002 and 2003.

FORM 10-Q	Q/E 9/30/03

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

          Realized Investment Gains

     Realized investment gains and losses have been a recurring element of Berkshire’s net earnings for many years. Such amounts — recorded when investments are (1) sold; (2) other-than-temporarily impaired; and (3) marked-to-market with a corresponding gain or loss included in earnings — may fluctuate significantly from period to period, resulting in a meaningful effect on reported net earnings. The Consolidated Statements of Earnings include after-tax realized investment gains of $453 million and $164 million for the third quarter of 2003 and 2002, respectively. For the nine months, after-tax realized investment gains were $1,884 million in 2003 and $307 million in 2002. Realized investment gains during 2003 derived primarily from the disposition of certain U.S. treasury and corporate debt investments.

Financial Condition

     Berkshire’s balance sheet continues to reflect significant liquidity and a strong capital base. Consolidated shareholders’ equity at September 30, 2003 totaled $72.0 billion. Consolidated cash and invested assets, excluding assets of finance and financial products businesses, totaled approximately $88.2 billion at September 30, 2003 and $80.8 billion at December 31, 2002, which includes cash and cash equivalents of $27.0 billion at September 30, 2003 and $10.3 billion at December 31, 2002. Cash flow from operations during the first nine months of 2003 totaled $6.0 billion. During the first nine months of 2003, Berkshire utilized approximately $3.0 billion in business acquisitions.

     Berkshire’s consolidated notes payable and other borrowings, excluding borrowings of finance businesses, totaled $4.1 billion at September 30, 2003 and $4.8 billion at December 31, 2002. As of September 30, 2003, parent company debt, including guaranteed subsidiary debt totaled approximately $2.4 billion. Short-term borrowings and commercial paper are due within one year and totaled $1.6 billion at September 30, 2003 and $2.2 billion at December 31, 2002. Such borrowings are utilized by certain of Berkshire’s non-insurance businesses, primarily Shaw and NetJets.

     During 2003, amounts borrowed under investment agreements increased $128 million reflecting new borrowings totaling approximately $270 million, offset by reductions in pre-2003 investment agreement balances. Balances held under investment agreements may be redeemed by the counterparties under specified conditions at par prior to the contractual maturity dates. In August 2003, $135 million of pre-acquisition debt of Albecca Inc. was called in advance. Berkshire issued 40,000 SQUARZ securities in May 2002 for net proceeds of approximately $398 million. The SQUARZ securities consist of $400 million par amount of senior notes due in November 2007 together with warrants to purchase Berkshire Class A or Class B common stock, which expire in May 2007. A warrant premium is payable to Berkshire at an annual rate of 3.75% and interest is payable to note holders at a rate of 3.00%. Holders of the notes may surrender the warrants and require Berkshire to repurchase the notes at par annually beginning May 15, 2003. All of the warrants and notes were outstanding as of September 30, 2003.

     Assets of the finance and financial products businesses totaled $27.3 billion at September 30, 2003 and $33.6 billion at December 31, 2002, including cash and cash equivalents of $3.8 billion at September 30, 2003 and $2.5 billion at December 31, 2002. During the first nine months of 2003, assets invested under strategic programs at BH Finance declined approximately 50% to $7.4 billion at September 30, as a result of asset dispositions and prepayments. In addition, principal collections on Berkadia’s loan to FINOVA totaled $1.4 billion during the first nine months of 2003. Certain assets held primarily by BH Finance are sold under agreements to repurchase, which represent collateralized borrowings. The balance of such borrowings at September 30, 2003 was $6.9 billion, a decrease of approximately 50% since December 31, 2002, reflecting the reduction in related invested assets. For the first nine months of 2003, assets and liabilities of GRS have declined approximately $2.0 billion to approximately $8.8 billion at September 30, 2003. Operations of GRS have been in run-off since January 2002.

     Notes payable and other borrowings of Berkshire’s finance and financial products businesses totaled $4.8 billion at September 30, 2003 and $4.5 billion at December 31, 2002. These balances include Berkadia’s bank borrowing of $750 million at September 30, 2003 and $2,175 million at December 31, 2002, which declined as a result of FINOVA’s loan prepayments to Berkadia. Berkshire has primarily guaranteed 90% of Berkadia’s bank borrowing. Berkshire’s finance and financial products businesses include the installment and mortgage lending and servicing operations of Clayton Homes, which was acquired effective August 7, 2003. See Note 2. As discussed in Note 9, Berkshire Hathaway Finance Corporation, a wholly-owned subsidiary of Berkshire, issued $1.5 billion of senior unsecured debt on September 29, 2003. The proceeds from the issue were received on October 6, 2003. The borrowings are guaranteed by Berkshire and were used to finance Clayton Homes’ lending activities.

     Berkshire believes that it currently maintains sufficient liquidity to cover its existing requirements and provide for future contingent liquidity needs.

FORM 10-Q	Q/E 9/30/03

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

     Berkshire’s Consolidated Balance Sheet includes estimated liabilities for unpaid losses from property and casualty insurance and reinsurance contracts of $45.1 billion and reinsurance recoverables of $2.6 billion at September 30, 2003. Due to the inherent uncertainties in the process of establishing these amounts, the actual ultimate claim amounts will differ from the currently recorded amounts. A small percentage change in estimates of this magnitude will result in a material effect on reported earnings. For instance, a 5% increase in the September 30, 2003 net estimate would produce a $2.1 billion charge to pre-tax earnings. Future effects from changes in these estimates will be recorded as a component of losses incurred in the period of the change.

     Unamortized deferred charges on retroactive reinsurance policies assumed totaled $3.1 billion at September 30, 2003. Significant changes in either the timing or ultimate amount of loss payments may have a significant effect on unamortized deferred charges and the amount of periodic amortization.

     Berkshire’s Consolidated Balance Sheet as of September 30, 2003 includes goodwill of acquired businesses of approximately $22.7 billion. These amounts were recorded as a result of Berkshire’s numerous prior business acquisitions accounted for under the purchase method. Prior to 2002, goodwill from each acquisition was generally amortized as a charge to earnings over periods not exceeding 40 years. Under SFAS No. 142, which was adopted by Berkshire as of January 1, 2002, periodic amortization ceased, in favor of an impairment-only accounting model. Berkshire will be conducting its annual review for goodwill impairments during the fourth quarter.

Forward-Looking Statements

     Investors are cautioned that certain statements contained in this document, as well as some statements in periodic press releases and some oral statements of Berkshire officials during presentations about Berkshire, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, which include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or similar expressions. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Berkshire actions, which may be provided by management are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about Berkshire, economic and market factors and the industries in which Berkshire does business, among other things. These statements are not guaranties of future performance and Berkshire has no specific intention to update these statements.

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

FORM 10-Q	Q/E 9/30/03

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Reference is made to Berkshire’s most recently issued Annual Report and in particular the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of September 30, 2003, there have been no material changes in the market risks described in Berkshire’s most recently issued Annual Report.

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

Part II Other Information

Item 6. Exhibits and Report on Form 8-K

a.	Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

b.	Report on Form 8-K

     Item 9. Regulation FD Disclosure and Item 12. Results of Operations and Financial Condition. Report filed on August 11, 2003, contained a press release issued August 8, 2003 announcing Berkshire’s earnings for the second quarter ended June 30, 2003.

SIGNATURE

     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC.

(Registrant)

Date November 7, 2003	/s/ Marc D. Hamburg

(Signature)
Marc D. Hamburg, Vice President
and Principal Financial Officer