Form 10-K
period 2003-12-31
BERKSHIRE HATHAWAY INC
filed 2004-03-12
CIK 1067983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

     Yes [X] No [  ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2003 $73,104,669,210*

Indicate number of shares outstanding of each of the Registrant’s classes of common stock:

March 3, 2004 — Class A Common Stock, $5 par value	1,278,436 shares
March 3, 2004 — Class B Common Stock, $0.1667 par value	7,766,293 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated In

Proxy Statement for Registrant’s
Annual Meeting to be held May 1, 2004	Part III

*	This aggregate value is computed at the last sale price of the common stock on June 30, 2003. It does not include the value of Class A Common Stock (528,293 shares) and Class B Common Stock (467 shares) held by Directors and Executive Officers of the Registrant and members of their immediate families, some of whom may not constitute “affiliates” for purpose of the Securities Exchange Act of 1934.

Part I

Item 1. Business

     Berkshire Hathaway Inc. (“Berkshire,” “Company” or “Registrant”) is a holding company owning subsidiaries engaged in a number of diverse business activities. The most important of these are insurance businesses conducted on both a primary basis and a reinsurance basis. Berkshire also owns and operates a number of other businesses engaged in a variety of activities, as identified herein. Berkshire’s corporate headquarters are located in Omaha, Nebraska.

     Operating decisions for the various Berkshire businesses are made by managers of the business units. Investment decisions with limited exception, and all major capital allocation decisions are made by Warren E. Buffett, in consultation with Charles T. Munger. Mr. Buffett is Chairman and Mr. Munger is Vice Chairman of Berkshire’s Board of Directors.

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

Item 1. Business

Insurance and Reinsurance Businesses (Continued)

     Effective January 1, 2001, several new Statutory Accounting Principles (“SAP”) were adopted in connection with the NAIC codification project, which was intended to bring greater uniformity in accounting practices throughout the United States. The amount of Berkshire’s aggregate reported regulatory capital, also known as statutory surplus, declined due to the new requirement under SAP to record deferred income taxes, including tax liabilities on unrealized appreciation of common stock investments. Previously, such liabilities were not recognized under SAP. As a result of the adoption of the new statutory accounting principles, the aggregate statutory surplus declined by about $8.0 billion.

     Berkshire’s insurance companies maintain capital strength at exceptionally high levels. This strength differentiates Berkshire’s insurance companies from their competitors. Collectively, the aggregate statutory surplus of Berkshire’s U.S. based insurers was approximately $40.7 billion at December 31, 2003. All of Berkshire’s major insurance subsidiaries are rated AAA by Standard & Poor’s Corporation, the highest Financial Strength Rating assigned by Standard & Poor’s, and are rated A++ (superior) by A.M. Best with respect to their financial condition and operating performance.

     In addition to its activities relating to the annual statement and SAP, the NAIC develops or adopts model laws, regulations and programs for use by its members. Such matters deal with regulatory oversight of solvency, compliance with financial regulation standards, and risk-based capital reporting requirements.

     The insurance industry experienced severe losses from the September 11, 2001 terrorist attack. On November 26, 2002, President Bush signed into law the Terrorism Risk Insurance Act of 2002 (commonly referred to as “TRIA”), which established within the Department of the Treasury a Terrorism Insurance Program (“Program”) for commercial property and casualty insurers by providing Federal reinsurance of insured terrorism losses. Under TRIA, the Department of the Treasury is charged with certifying “acts of terrorism” as having been a terrorist act undertaken on behalf of a foreign person or interest which resulted in an insured loss in excess of $5 million. To be eligible for Federal reinsurance, insurers must make available insurance coverage for acts of terrorism, by providing policyholders with clear and conspicuous notice of the amount of premium that will be charged for this coverage and of the Federal share of any insured losses resulting from any act of terrorism. Assumed reinsurance is specifically excluded from TRIA participation. Thus, terrorism exclusions that were contained within reinsurance contracts remained in effect. Reinsurers are not required to offer terrorism coverage and are not eligible for Federal reinsurance of terrorism losses.

     In the event of a certified act of terrorism, the Federal government will reimburse insurers (conditioned on their satisfaction of policyholder notification requirements) for 90% of their insured losses in excess of a company deductible. The company’s deductible is calculated based on the direct earned premium for relevant commercial lines written by the insurer’s entire insurance group. For 2003, the company deductible was 7% of the insurance group earned premium, which rises to 10% in 2004 and then to 15% in 2005, assuming the Program is extended to a third year by the Treasury Secretary. Berkshire’s deductible for 2004 is expected to approximate $200 million. There is also an annual cap on the Federal share in the amount of $100 billion for each Program year, and insurers are free to exclude their liability for terrorism losses in excess of this amount.

     For many years, the insurance industry has been subject to claims arising from the manufacture of asbestos in products. The magnitude of such losses has caused many manufacturers to file for protection under the U.S. Bankruptcy Code. In recent years, increasing numbers of claims have been filed against users of such products, including claims based upon exposure to asbestos, even though no related illness has been identified. Consequently, the U.S. Congress has introduced legislation to assure that resources are available to indemnify claimants suffering from asbestos-related illnesses and to manage the overall cost of those claims. To date, no legislation has passed. It is highly uncertain as to whether or not any Federal legislation will be enacted and, if enacted, how the provisions of such laws will affect Berkshire.

     In general, regulation of the insurance industry outside of the United States is subject to the differing laws and regulations of each country in which the reinsurer has operations or writes premiums. Some jurisdictions, such as the United Kingdom, impose complex regulatory requirements on insurance businesses, while other jurisdictions, such as Germany, impose fewer requirements. Local reinsurance business conducted by General Re’s subsidiaries in some countries requires licenses issued by governmental authorities. These licenses may be subject to modification, suspension or revocation dependent on such factors as amount and types of reserves and minimum capital and solvency tests. The violation of regulatory requirements may result in fines, censures and/or criminal sanctions in various jurisdictions. Berkshire subsidiaries also provide insuring capacity to several syndicates at Lloyd’s of London. Such capacity entitles Berkshire a share of the risks and rewards of the activities of the syndicate in proportion to the amount of capacity provided. This business is referred to as London-market business

Item 1. Business

Insurance and Reinsurance Businesses (Continued)

or Lloyd’s business. Lloyd’s markets are subject to regulation by the UK Financial Services Authority, which maintains comprehensive rules and regulations covering the legal, financial and operating activities of managing agents and syndicates (capital providers).

     Insurance underwriting operations are comprised of the following sub-groups: (1) GEICO and its subsidiaries, (2) General Re and its subsidiaries, (3) Berkshire Hathaway Reinsurance Group, and (4) Berkshire Hathaway Primary Group. Except for certain reinsurance products that generate a significant amount of up-front premiums along with claims to be paid over very long periods of time, each of Berkshire’s underwriting units strive to achieve a net underwriting profit over time and to reject inadequately priced risks. Additional information related to each of these four underwriting units follows.

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

     For several years through 2000, premium volume grew as a result of significantly higher advertising expenditures and competitive premium rates. In response to underwriting losses in 2000, GEICO increased premium rates and tightened underwriting standards. In addition, GEICO reduced advertising expenditures in 2001 as such expenditures were not effectively producing in-force policy growth. Consequently, new business sales declined significantly and policies-in-force declined slightly in 2001. In 2002, aided by rate increases taken by competitors, new business sales and policies-in-force increased over the prior year. Advertising expenditures, new business sales and voluntary policies-in-force increased further in 2003. Voluntary policies-in-force have increased a total of about 50% over the past five years. GEICO is currently the fifth largest auto insurer, in terms of premium volume, in the United States.

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

     General Re — Berkshire acquired General Re on December 21, 1998. General Re was established in 1980 to serve as the holding company of General Reinsurance Corporation (“GRC”) and its affiliates. General Re affiliates include Kölnische Rückversicherungs – Gesellschaft AG (“Cologne Re”), a major international reinsurer based in Germany. General Re held an 89% direct interest in Cologne Re as of December 31, 2003. General Re subsidiaries currently conduct global reinsurance business in approximately 72 cities and provide reinsurance coverage worldwide. General Re operates four principal reinsurance businesses: North American property/casualty, international property/casualty, which principally consists of reinsurance business written through Cologne Re, the London-market Faraday operations, and global life/health. General Re’s reinsurance operations are primarily based in Stamford, Connecticut and Cologne, Germany. General Re is one of the largest reinsurers in the world based on net premiums written and capital.

North American Property/Casualty Reinsurance

     General Re’s North American property/casualty business is primarily treaty and facultative reinsurance that is marketed directly to clients located throughout the United States and Canada without involving a broker or intermediary. The North American property/casualty businesses underwrite predominantly excess coverages. The

Item 1. Business

Insurance and Reinsurance Businesses (Continued)

General Re (Continued)

North American Property/Casualty Reinsurance (continued)

operations are headquartered in Stamford, Connecticut, and are also conducted through 18 branch offices. The businesses are domiciled in Delaware and licensed in the District of Columbia and all states but Hawaii, where they are accredited reinsurers.

     Casualty reinsurance represented approximately 54% of North American property/casualty net premiums written in 2003 and property reinsurance represented approximately 33%. North American property/casualty business also includes a few smaller specialty insurers. These businesses, domiciled in Connecticut, North Dakota and Ohio, underwrite primarily liability and workers’ compensation coverages on an excess and surplus basis. Also, they underwrite excess insurance for self-insured programs. These businesses together represented approximately 13% of General Re’s North American property/casualty net premiums written in 2003.

International Property/Casualty Reinsurance

     General Re’s international property/casualty reinsurance business operations are conducted through Cologne Re as well as several other General Re subsidiaries in 27 countries and provide multiple-lines of property and casualty reinsurance coverage worldwide. Principal markets are in Europe and the United Kingdom. Coverages are written on both a quota-share and excess basis. In 2003, the international property/casualty operations principally wrote direct reinsurance in the form of treaties with lesser amounts written on a facultative basis.

Faraday (London market)

     At the end of 1998, General Re acquired Faraday Holdings Limited (“Faraday”, formerly D.P. Mann Holdings Limited). International London-market business is primarily written through Faraday, which owns the managing agent of Syndicate 435 at Lloyd’s of London and provides capacity and participates in the results of Syndicate 435. Through Faraday, General Re participated in 100% of the results of Syndicate 435 in 2003. Faraday writes property, casualty and aviation business on risks worldwide.

Global Life/Health Reinsurance

     This business includes the North American and international life/health operations of Cologne Re. In 2003, approximately 56% of life/health net premiums were written in the United States, 16% were written in Western Europe, and the remaining 28% were written throughout the rest of the world. The life/health operations provide individual life, group life, group health, long-term care, individual health and finite risk reinsurance. Most of the life reinsurance is written on a proportional treaty basis, with smaller amounts written on a facultative basis, while health business is predominantly written on an excess treaty basis. The life/health business is marketed primarily on a direct basis with the exception of group health, which is marketed primarily through brokers.

     Berkshire Hathaway Reinsurance Group — The Berkshire Hathaway Reinsurance Group (“BHRG”) operates from offices located in Stamford, Connecticut. BHRG provides principally excess and quota-share reinsurance to other property and casualty insurers and reinsurers. The level of BHRG’s underwriting activities often fluctuates significantly from year to year depending on the perceived level of price adequacy in specific insurance and reinsurance markets. Also, BHRG’s mix of business tends to change rapidly as a result of quickly entering or exiting markets when pricing is deemed adequate or inadequate.

     For many years BHRG has written a considerable number of catastrophe excess reinsurance contracts. In 2002 and 2003 BHRG also wrote individual policies for primarily excess property risks on both a primary and facultative reinsurance basis, referred to as “individual risk.” A catastrophe excess policy provides protection to the counterparty from the accumulation of primarily property losses arising from a single loss event or series of events. Catastrophe and individual risk policies may provide significant amounts of indemnification per contract and a single loss event may produce losses under a number of contracts.

     BHRG does not generally cede any of the risks assumed under catastrophe excess reinsurance contracts or individual risk contracts, due to perceived uncertainties in recovering amounts from other reinsurers that are financially weaker. As a result, the catastrophe excess reinsurance business can produce extreme volatility in periodic underwriting results. Accounting consequences, however, do not influence decisions of Berkshire’s management with respect to this or any other business. This factor along with the extraordinary financial strength of BHRG, are believed to be the primary reasons why BHRG has become a major provider of such coverages.

     For several years prior to the second half of 2001, the amount of capital (i.e. capacity) devoted to the catastrophe excess reinsurance business by the industry had increased as a result of additional capital raised by

Item 1. Business

Insurance and Reinsurance Businesses (Continued)

Berkshire Hathaway Reinsurance Group (Continued)

newly-formed entities and the introduction in the financial markets of new types of catastrophe risk management products. The effect of such increased insuring capacity had been a reduction in opportunities to write this business at acceptable prices. In the latter part of 2001, the prices for property coverages increased. In addition, many primary insurers within the industry reduced coverage for losses caused by terrorist activity. As a result, BHRG has since written a significant amount of excess catastrophe reinsurance, and primary insurance and facultative reinsurance of large individual property risks, including numerous policies covering terrorism and aviation risks.

     As overall pricing in the insurance and reinsurance markets improved during 2002 and 2003 and industry insuring capacity in certain markets became scarce, BHRG wrote a number of quota-share contracts covering property and casualty risks of U.S. insurers as well as several quota-share arrangements for Lloyd’s syndicates. Despite the increased level of new business written in 2002, the level of future rate adequacy and industry capacity subsequent to December 31, 2003 in certain markets is uncertain, thus the level of business written in the future is uncertain.

     BHRG has entered into several retroactive reinsurance contracts over the past five years. Coverage under such contracts is usually provided on an excess basis and amounts of indemnification are subject to a large aggregate limit of indemnification. Retroactive reinsurance contracts afford protection to ceding companies against the adverse development of claims arising under policies issued in prior years. Significant amounts of environmental and latent injury claims may arise under the contracts.

     In BHRG’s retroactive reinsurance business, the concept of time-value-of-money is often an important element in establishing prices and contract terms, since the payment of losses under the insurance contracts are often expected to occur over lengthy periods of time. Losses payable under the contracts are normally expected to exceed premiums and therefore, produce underwriting losses. This business is accepted, in part, because of the large amounts of policyholder funds (“float”) generated for investment, the economic benefit of which will be reflected through investment income in future periods.

     Berkshire Hathaway Primary Group — The Berkshire Hathaway Primary Group is a collection of primary insurance operations that provide a wide variety of insurance coverages to insureds located principally in the United States. National Indemnity Company and certain affiliates underwrite motor vehicle and general liability insurance to commercial enterprises. This business is written nationwide primarily through insurance agents and brokers and is based in Omaha, Nebraska.

     In 2000, Berkshire acquired U.S. Investment Corporation (“USIC”). USIC, through its three subsidiaries, is a specialty insurer that underwrites commercial, professional and personal lines of insurance on an admitted and excess and surplus basis. Policies are marketed in all 50 states and the District of Columbia through wholesale insurance agents. USIC companies currently underwrite and market over 50 distinct specialty property and casualty insurance products.

     Other insurance operations include several companies referred to as the “Homestate Companies,” based in Colorado and Nebraska and with branch offices in several other states, which market various commercial coverages for standard risks to insureds in their state of domicile and an increasing number of other states. Also included is Central States Indemnity Company of Omaha located in Omaha, Nebraska, which provides credit and income protection insurance marketed primarily through credit card issuers and utility providers nationwide. Kansas Bankers Surety (“KBS”) Company is an insurer of primarily crime, fidelity, errors and omissions, officers’ and directors’ liability and related insurance coverages directed toward small and medium-sized banks throughout the Midwest United States.

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

     The estimates of unpaid losses and amounts recoverable under reinsurance are established and continually reviewed by each Berkshire insurance/reinsurance business using a variety of statistical and analytical techniques.

     Reserve estimates reflect past claims experience, currently known factors and trends and estimates of future claim trends. Implicit in the factors considered in establishing ultimate claim amounts are the effects of including social, legal and economic inflation. Irrespective of the techniques used, estimation error is inherent in the process

Item 1. Business

Insurance and Reinsurance Businesses (Continued)

Property and casualty loss reserves (Continued)

of establishing unpaid loss reserves as of any given date. Uncertainties in projecting ultimate claim amounts are enhanced by the time lag between when a claim actually occurs and when it becomes reported and settled. This time lag is referred to as the “claim-tail.”

     The claim-tail for most property coverages is normally short. The claim-tail for liability coverages, such as product liability and workers’ compensation, can be especially long as claims are often reported many years after the occurrence. The claim-tail for reinsurers is further extended because claims are first reported through one or more intermediary primary insurers or reinsurers. Liabilities assumed under retroactive reinsurance contracts are often expected to have an especially long-tail, as a significant portion of the claims are expected to derive from asbestos, environmental and other latent injury perils. These policies contain aggregate limits of indemnification, so the risks of additional claims under the contracts are limited.

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

     Through 1998, Berkshire’s insurers ceded relatively minor amounts of risk to other reinsurers. As a result of Berkshire’s acquisition of General Re at the end of 1998, larger amounts of risk were ceded to other reinsurers. Reinsurance does not relieve the ceding company of its obligation to indemnify policyholders for claims arising under its policies. In more recent years, General Re has diminished the amount reinsurance ceded to others.

     Certain North American workers’ compensation loss reserves of General Re are being discounted for both statutory and GAAP reporting purposes at an interest rate of 4.5 percent per annum for claims occurring before 2003 and at 1 percent per annum for claims occurring after 2002. Such discount rates have been approved by the insurance department of General Re’s domiciliary state. The amortization of the discount is included as a component of insurance losses and loss adjustment expenses in periodic operating results.

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

     The following table presents the development of Berkshire’s consolidated net unpaid losses for property/casualty contracts from 1993 through 2003. Data in the table related to acquired businesses is included from the acquisition date forward. Most significantly, GEICO (acquired January 2, 1996) is included as of December 31, 1995 and General Re (acquired December 21, 1998) is included as of December 31, 1998.

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

     The next section of the table shows the re-estimated amount of the previously recorded net liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as losses are paid and more information becomes known about the frequency and severity of unpaid claims. The line labeled “cumulative deficiency (redundancy)” represents the aggregate change in the initial estimates from the original balance sheet date through December 31, 2003. These amounts have been reported in earnings over time as a component of losses and loss adjustment expenses. The redundancies or deficiencies shown in each column should be viewed independently of the other columns, because such adjustments made in earlier years may also be included as a component of the adjustments in the more recent years. To avoid misstating the cumulative redundancies or deficiencies, liabilities assumed under retroactive reinsurance contracts are treated as occurrences in the year the transaction was entered into, as opposed to when the underlying losses actually occurred, which is, by definition, generally prior to the contract date. Due to the significance of the deferred charges and reserve discounts, the cumulative changes in such balances, which are included in the cumulative deficiency/redundancy amounts, are also provided.

Item 1. Business

Insurance and Reinsurance Businesses (Continued)

Property and casualty loss reserves (Continued)

     The bottom part of the table shows the cumulative amount of net losses and loss adjustment expenses paid with respect to recorded net liabilities as of the end of each succeeding year. While the information in the table provides a historical perspective on the adequacy of unpaid losses and loss adjustment expenses established in previous years, readers are cautioned against extrapolating redundancies or deficiencies of the past on current unpaid loss balances. Berkshire management believes that the reserves established as of the end of 2003 are adequate. However, due to the inherent uncertainties in the reserving process, it cannot be assured that such balances will ultimately prove to be adequate. Dollar amounts are in millions.

		1993	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003
Unpaid losses per Consolidated Balance Sheet		$2,902	$3,199	$5,690	$6,059	$6,637	$22,804	$26,600	$32,868	$40,562	$43,771	$45,393
Reserve discounts		—	—	—	—	—	1,666	1,663	1,675	2,022	2,405	2,435

Unpaid losses before discounts		2,902	3,199	5,690	6,059	6,637	24,470	28,263	34,543	42,584	46,176	47,828
Ceded reserves		(132)	(133)	(255)	(248)	(274)	(2,167)	(2,331)	(2,997)	(2,957)	(2,623)	(2,597)

Net unpaid losses		2,770	3,066	5,435	5,811	6,363	22,303	25,932	31,546	39,627	43,553	45,231
Reserve discounts		—	—	—	—	—	(1,666)	(1,663)	(1,675)	(2,022)	(2,405)	(2,435)
Deferred charges		(466)	(441)	(390)	(338)	(480)	(560)	(1,518)	(2,593)	(3,232)	(3,379)	(3,087)

Net unpaid losses, net of discounts/ deferred charges		$2,304	$2,625	$5,045	$5,473	$5,883	$20,077	$22,751	$27,278	$34,373	$37,769	$39,709

Liability re-estimated:	1 year later	2,344	2,662	4,936	5,324	5,673	19,663	22,239	28,569	36,289	39,206
	2 years later	2,365	2,707	4,901	5,220	5,540	18,132	22,829	30,667	38,069
	3 years later	2,391	2,690	4,859	5,093	5,386	18,464	24,079	32,156
	4 years later	2,393	2,696	4,795	4,973	5,293	19,750	25,158
	5 years later	2,401	2,658	4,707	4,906	5,304	20,581
	6 years later	2,349	2,622	4,647	4,920	5,246
	7 years later	2,336	2,600	4,673	4,891
	8 years later	2,314	2,617	4,660
	9 years later	2,337	2,611
	10 years later	2,327
Cumulative deficiency (redundancy)		23	(14)	(385)	(582)	(637)	504	2,407	4,878	3,696	1,437
Cumulative foreign exchange effect*		—	—	—	—	—	(182)	(395)	(1,424)	(1,406)	(957)

Net deficiency (redundancy)		$23	$(14)	$(385)	$(582)	$(637)	$322	$2,012	$3,454	$2,290	$480

Cumulative payments:	1 year later	$169	$210	$1,166	$1,385	$1,811	$4,509	$5,825	$5,352	$6,653	$8,092
	2 years later	304	436	1,912	2,379	2,463	7,596	8,289	8,744	11,396
	3 years later	476	775	2,732	2,891	3,330	9,384	9,889	11,625
	4 years later	767	1,309	3,129	3,372	3,507	9,636	11,513
	5 years later	1,085	1,460	3,310	3,465	3,598	11,421
	6 years later	1,187	1,591	3,357	3,518	3,694
	7 years later	1,309	1,624	3,388	3,586
	8 years later	1,337	1,639	3,449
	9 years later	1,353	1,686
	10 years later	1,383
Net deficiency (redundancy) above		$23	$(14)	$(385)	$(582)	$(637)	$322	$2,012	$3,454	$2,290	$480
Deficiency from deferred charge changes and reserve discounts		389	364	313	261	371	238	364	694	485	617

(Redundancy) deficiency before deferred charges and reserve discounts		$(366)	$(378)	$(698)	$(843)	$(1,008)	$84	$1,648	$2,760	$1,805	$(137)

     *Beginning in 1998, unpaid losses include amounts related to the international property and casualty business of General Re. The amount of re-estimated liabilities in the table above related to these operations reflect the exchange rates as of the end of the re-estimation period. The cumulative foreign exchange effect represents the cumulative effect of changes in foreign exchange rates from the original balance sheet date to the end of the re-estimation period.

Item 1. Business

Insurance and Reinsurance Businesses (Continued)

     Investments — Investments associated with insurance activities derive from shareholder capital, including amounts acquired in business acquisitions, as well as funds provided from policyholders through insurance and reinsurance business (“float”). The levels of reinsurance assumed business in recent years, plus the acquisitions of GEICO and General Re, have produced an exceptional increase in the amount of “float” held by Berkshire’s insurance businesses. Float is an approximation of the amount of net policyholder funds available for investment. That term denotes the sum of unpaid losses and loss adjustment expenses, unearned premiums and other policyholder liabilities, less the aggregate amount of premium balances receivable, losses recoverable from reinsurance ceded, deferred policy acquisition costs, deferred charges on reinsurance contracts, and related deferred income taxes. The amount of float has grown from about $3.8 billion at the end of 1995 to about $44.2 billion at the end of 2003, through internal growth as well as the acquisition of General Re in 1998. Equally important as the size of the float balance is its cost which is represented by the periodic net underwriting gain or loss of the business. The increases in the amounts of float plus the substantial amounts of shareholder capital devoted to insurance and reinsurance activities have generated meaningful increases in the levels of investments and investment income over the past five years.

     Investment portfolios of insurance subsidiaries include equity ownership percentages of other publicly traded companies, which are primarily concentrated in relatively few companies. Investment portfolios of Berkshire’s insurance businesses also include large amounts of fixed income securities, which consist of obligations of the U.S. Government, U.S. states and municipalities, mortgage-backed securities issued primarily by the three major U.S. Government and Government-sponsored agencies, as well as obligations of foreign governments and corporate obligations. Investment portfolios are primarily managed by Berkshire’s corporate office. Generally, there are no targeted investment allocation rates established by management with respect to investment activities. Rather, management will increase or decrease investments in response to perceived changes in opportunities of income or capital growth relative to risks associated with the issuers of the securities.

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

     In April of 2002 Berkshire acquired FOL’s basic apparel businesses, which prior to the acquisition date operated as debtors-in-possession pursuant to its Chapter 11 bankruptcy filing. Berkshire did not acquire FOL’s ultimate parent as well as certain other entities in the FOL group or assume any liabilities of the entities not acquired. FOL, headquartered in Bowling Green, Kentucky, is a vertically integrated manufacturer and distributor of basic apparel products sold principally under the Fruit of the Loom® and BVD® labels. FOL is a market leader in the mass merchandise segment of the men’s and boys’ underwear market, and is one of the branded market leaders in the women’s and girls’ underwear market. In addition FOL produces and sells undecorated T-shirts and fleecewear under its own labels in a variety of colors and styles. Products are distributed from FOL’s distribution centers to retailers and wholesalers in both North America and Europe.

     As a vertically integrated manufacturer, FOL performs most of its own spinning, knitting, cloth finishing, cutting, sewing and packaging. For the North American market, which comprised more than 80% of FOL’s 2003 consolidated net sales, the majority of capital-intensive spinning and cloth manufacturing operations are located in highly automated facilities in the United States with a portion of cloth manufacturing performed offshore. Labor-intensive sewing and finishing operations are located in lower labor cost facilities in Central America and the Caribbean. For the European market, capital-intensive manufacturing operations are performed in Ireland and Northern Ireland and sewing is performed in Morocco.

     Berkshire acquired Garan in September of 2002. Garan, based in New York City, designs, manufactures, and sells apparel primarily for children and to a lesser degree for men and women. Products are sold under private labels of its customers as well as its own trademarks, including Garanimals®. During 2003, Garan completed the transition of all production activities from facilities in the United States to facilities primarily located in Central America. Substantially all of Garan’s products are sold through its distribution centers in the U.S. to major national chain stores, department stores, and specialty stores. In 2003, over 90% of Garan’s sales were to Wal-Mart.

     FOL’s and Garan’s markets are highly competitive, consisting of many domestic and foreign manufacturers and distributors. Competition is generally based upon price, product style, quality and customer service.

     Fechheimer Brothers manufactures, distributes, and sells uniforms, principally for the public service and safety markets, including police, fire, postal and military markets. Fechheimer was acquired by Berkshire in 1986 and is based in Cincinnati, Ohio.

Item 1. Business

Non-Insurance Businesses of Berkshire (Continued)

     Apparel (Continued)

     Justin Brands was acquired in August 2000 and H.H. Brown Shoe Group has been owned by Berkshire for more than the past five years. Collectively, Berkshire’s footwear businesses purchase or manufacture and distribute work, rugged outdoor and casual shoes (H.H. Brown Shoe Group) and western-style footwear (Justin Brands) under a number of brand names. A significant portion of the shoes produced by Berkshire’s shoe businesses is manufactured or purchased from sources outside the United States. Over the past three years, a number of manufacturing facilities in the United States and Canada have been closed. Products are principally sold in the United States through a variety of channels including major retailers and department stores, footwear chains, specialty stores, catalogs and the Internet, as well as through company-owned retail stores.

     Building Products — In August 2000, Berkshire entered the building products business with the acquisition of Acme Brick Company (“Acme”). Acme, headquartered in Fort Worth, Texas, manufactures and distributes clay bricks (Acme Brick), concrete block (Featherlite) and cut limestone (Texas Quarries). In addition, Acme distributes a number of other building products of other manufacturers, including glass block, brick, floor and wall tile and other masonry products. Acme also sells ceramic floor and wall tile, as well as marble, granite and other stones through its subsidiary, American Tile. Products are sold primarily in the Southwest United States through company-operated sales offices. Acme distributes products primarily to homebuilders and masonry and general contractors.

     Acme operates 24 clay brick manufacturing facilities located in seven states, seven concrete block facilities in Texas, and one stone quarry fabrication facility in Texas. The demand for Acme’s products is seasonal, with higher sales in the warmer weather months, and is subject to the level of construction, which can be cyclical. Acme also owns and leases properties and mineral rights that supply raw materials used in many of its manufactured products.

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

     Benjamin Moore relies primarily on an independent dealer network for the distribution of its products. The network consists of over 3,200 retailers with over 4,200 storefronts in the United States and Canada. Benjamin Moore also owns and manages several multiple-outlet dealerships and stand-alone stores in various parts of the United States and Canada serving primarily contractors and general consumers. Included in the 4,200 storefronts at December 31, 2003 were 168 Benjamin Moore majority-owned stores positioned in the market as independent retailers that offer a broad array of products including Benjamin Moore® brands and other competitor coatings, wallcoverings, window treatments and sundries.

     The architectural coatings industry is highly competitive and has historically been subject to intense price competition. It is estimated that there are approximately 500 coatings manufacturers in the United States, many of which are small companies, that compete regionally and locally. The top three companies in the industry, including Benjamin Moore positioned third, comprise about 50% of the total market.

     Berkshire acquired Johns Manville (“JM”) in February of 2001. JM has been serving the building products industry for over 150 years and is a leading manufacturer of fiber glass wool insulation products for walls, attics and floors in homes and commercial buildings, as well as pipe, duct and equipment insulation products. JM is also the leading full-line supplier of roofing systems and components for low-slope commercial and industrial roofs in North America. In addition, JM manufactures nonwoven mats, fabrics and fibers used as reinforcements in building and industrial applications, and high efficiency air filtration media. Fiber glass is the basic material in a majority of JM’s products, although JM also manufactures a significant portion of its products with other materials to satisfy the broader needs of its customers. JM is headquartered in Denver, Colorado, and operates 46 manufacturing facilities in North America, Europe and China.

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

     Berkshire acquired a 90% equity interest in MiTek Inc. (“MiTek”) in July of 2001. MiTek is headquartered in Chesterfield, Missouri and is a leading provider of engineered connector products, engineering software and services, and manufacturing machinery to the truss fabrication segment of the building components industry. Primary customers are truss fabricators who manufacture pre-fabricated roof and floor trusses and wall panels for the residential building market as well as the light commercial and institutional construction industry. MiTek also participates in the light-guage steel framing market under the Ultra-Span® name.

     MiTek operates 16 manufacturing facilities located in 10 countries and 29 sales/engineering offices located in 19 countries. Products are sold to customers in approximately 80 countries, and MiTek’s business is subject to seasonal and cyclical changes in the overall housing industry.

     Finance and Financial Products — Berkshire’s finance and financial products businesses engage in a variety of finance related activities. BH Finance invests in fixed-income financial instruments, often on a leveraged basis, pursuant to proprietary strategies with the objective of earning above average returns. Management recognizes and accepts that losses may occur due to the nature of the investments acquired as well as the markets in general. In addition the level of investments held will vary over time depending on the magnitude and number of strategies employed. This business is conducted from Berkshire’s corporate headquarters.

     On August 7, 2003, Berkshire acquired Clayton Homes, Inc. (“Clayton”). Clayton, headquartered near Knoxville, Tennessee, is a vertically integrated manufactured housing company with 20 manufacturing plants in 6 states. Clayton’s homes are marketed in 32 states through a network of 841 retailers, 306 of which are company-owned sales centers. Installment financing is offered to purchasers of Clayton’s manufactured homes as well as those purchasing homes from selected independent retailers. Such financing is provided through its wholly owned finance subsidiary, Vanderbilt Mortgage and Finance, Inc. (“VMF” or “Vanderbilt”). Clayton also develops, owns, and manages 89 manufactured housing communities located in 13 states.

     Clayton competes at the manufacturing, retail, and finance levels on the basis of price, service, delivery capabilities and product performance, and considers the ability to make financing available to retail purchasers a major factor affecting the market acceptance of its product. Retail sales are facilitated by Clayton’s offering of various finance and insurance programs. Finance programs include VMF’s origination of installment contract receivables at both company owned sales centers and at select independent retailers, and also include the bulk purchase of manufactured housing contracts from banks and other lenders. VMF also performs, on behalf of other institutions, servicing of manufactured housing contracts that were not purchased or originated by VMF. These purchases and servicing arrangements may relate to the portfolios of other lenders or finance companies, governmental agencies, or other entities that purchase and hold manufactured housing contracts. Clayton also acts as agent on physical damage insurance policies, family protection insurance policies, home buyer protection plan policies, and other programs. Insurance programs offered by Clayton are reinsured through various wholly owned and majority owned subsidiaries of Clayton.

     Prior to Berkshire’s acquisition, most of Vanderbilt’s primary source of permanent funding for its lending activities was in the form of asset-backed securities issued through a special purpose entity. Berkshire intends to provide permanent funding to Vanderbilt with loans from its wholly owned subsidiary Berkshire Hathaway Finance Corporation (“BHFC”).

     BHFC was formed during 2003 and through December 31, 2003 issued $2 billion of medium term notes with maturities of between 5 and 10 years. The proceeds from these borrowings were lent to Vanderbilt to support Vanderbilt’s current lending activities.

     Berkshire acquired XTRA in September 2001. XTRA, operationally based in St. Louis, Missouri and headquartered in Westport, Connecticut, is a leading transportation equipment lessor. XTRA manages a diverse fleet of approximately 220,000 units, constituting a net investment of approximately $1.2 billion. The fleet includes over-the-road trailers, intermodal chassis and piggyback trailers, and domestic and marine shipping containers. Management estimates that XTRA is one of the two largest lessors (in terms of units available) of over-the-road trailers in North America.

Item 1. Business

Non-Insurance Businesses of Berkshire (Continued)

Finance and Financial Products (Continued)

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

     General Re Securities and affiliates (“GRS”) was acquired by Berkshire as part of the 1998 acquisition of General Re. GRS has been a dealer in derivative products for over the past five years, offering a full line of interest rate, currency, and equity swap and option products, as well as structured finance products. In January 2002, a decision was made to commence a long-term run-off of GRS. The run-off is expected to occur over a period of several years, during which GRS will limit its new business to certain risk management transactions and will unwind its existing asset and liability positions in an orderly manner.

     Berkshire’s other finance businesses include Berkshire Hathaway Credit Corporation (commercial real estate financing), Berkshire Hathaway Life Insurance (sales of annuity contracts), Scott Fetzer Financial Group, Inc. (consumer receivable financing primarily in connection with sales of Kirby products).

     Flight Services — In 1996, Berkshire acquired FlightSafety International Inc. (“FSI”). FSI’s corporate headquarters is located at LaGuardia Airport in Flushing, New York. FSI engages primarily in the business of providing high technology training to operators of aircraft and ships. FSI’s training activities include: advanced pilot training in the operation of aircraft and air traffic control procedures; aircrew training for military and other government personnel; aircraft maintenance technician training; ab-initio (primary) pilot training to qualify individuals for private and commercial pilots’ licenses; and ship handling and related training services. FSI also develops classroom instructional systems and materials for use in its training business and for sale to others.

     A significant part of FSI’s training programs derives from the use of simulators, which incorporate computer-based technology to replicate the operation of particular aircraft or ocean-going vessels. Simulators reproduce, with a high degree of accuracy, certain sights, movements, and aircraft or vessel control responses experienced by the operator of the aircraft or ship. FSI utilizes approximately 275 training devices, including 231 civil aviation simulators. FSI’s training businesses are conducted primarily in the United States, with facilities located in 21 states. FSI also operates training facilities in Australia, Brazil, Canada, France and the United Kingdom. During 1997, FSI and The Boeing Company, a leading airplane manufacturer, established a joint venture to provide pilot and aircrew training for airline customers around the world. In October 2002, FSI’s ownership interest in the joint venture was redeemed by the joint venture.

     FSI also designs and manufactures full motion flight simulators, visual displays, and other training equipment for use in its training business and for sale to others. Manufacturing facilities are located in Oklahoma and Missouri.

     Berkshire acquired NetJets Inc. (“NJ”), in 1998. NJ is the world’s leading provider of fractional ownership programs for general aviation aircraft. In 1986, NJ created the fractional ownership of aircraft concept and introduced its NetJets® program in the United States with one aircraft type. In 2003 the NetJets® program operated 13 aircraft types, including the Boeing Business Jet. In late 1996, NJ expanded its fractional ownership programs to Europe via a joint venture arrangement which is now 100% owned by NJ. The fractional ownership of aircraft concept permits customers to acquire a specific percentage of a certain aircraft type and allows them to utilize the aircraft for a specified number of flight hours per annum. In addition, NJ provides management, ground support and flight operation services to customers after the sale. NJ’s revenues derive from both the sale of fractional interests as well as management and usage fees charged to clients in connection with flight operations.

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

Item 1. Business

Non-Insurance Businesses of Berkshire (Continued)

Flight Services (Continued)

     NJ is currently believed to be the world’s largest purchaser of general aviation aircraft. The company maintained over 400 aircraft in its fleet as of December 31, 2003. NJ management believes that the market for fractional ownership of aircraft programs is large and growing and will contribute to NJ’s continued growth over the foreseeable future. NJ’s executive offices are located in New Jersey, while most of its logistical and flight operations are based at Port Columbus International Airport in Columbus, Ohio. NJ’s European operations are based in Lisbon, Portugal.

     McLane Company – Berkshire acquired McLane Company, Inc. (“McLane”) in May 2003 from Wal-Mart Stores, Inc. (“Wal-Mart”). McLane provides wholesale distribution and logistics services in all 50 states and internationally in Brazil to customers that include discount retailers, convenience stores, quick service restaurants, drug stores and movie theatre complexes. Since 1990 McLane was an integral part of the Wal-Mart distribution network, and under Berkshire ownership continues to provide wholesale distribution services to Wal-Mart, which accounted for approximately 35% of McLane’s revenues during the period from May until December 2003. McLane’s business model is based on a high volume of sales, rapid inventory turnover and tight expense control, with operations divided into two units: grocery distribution and foodservice operations.

     McLane’s grocery distribution unit, based in Temple, Texas, enjoys the dominant market share within the convenience store industry and serves most of the national convenience store chains and major oil company retail outlets. Grocery operations provide products to more than 38,300 retail locations nationwide. McLane’s grocery distribution unit operates 18 facilities in 16 states, which average approximately 350,000 square feet per facility.

     McLane’s foodservice operations, based in Carrollton, Texas, focus on serving the quick service restaurant industry with high quality, timely-delivered products. Operations are conducted through 18 distribution centers in 16 states, which average approximately 160,000 square feet per facility. The foodservice distribution unit is considered the second largest restaurant systems supplier in the United States, servicing more than 17,400 chain restaurants nationwide. Also included in McLane’s foodservice operations are third party logistics services provided from four distribution centers in Brazil that average approximately 375,000 square feet per facility.

     Retail Businesses – Berkshire’s retail businesses consist of several independently managed home furnishings and jewelry retail operations. Information regarding each of these operations follows.

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

     NFM, R.C. Willey, Star and Jordan’s each offer a wide selection of furniture, bedding and accessories. In addition, NFM and R.C. Willey sell a full line of major household appliances, electronics, computers and other home furnishings. NFM, R.C. Willey, Star and Jordan’s also offer customer financing to complement their retail operations. An important feature of each of these businesses is their ability to control costs and to produce high business volume from offering significant value to their customers.

     NFM operates its business from a very large retail complex and sizable warehouse and administrative facilities in Omaha, Nebraska, which includes approximately 535,000 square feet of retail space. NFM’s customers are drawn from a radius around Omaha of approximately 300 miles and it is the largest furniture retailer in the area. In 2000, NFM acquired Homemakers Furniture located in Des Moines, Iowa. Homemakers has two facilities that include approximately 225,000 square feet of retail space. In August 2003, NFM opened a new store in Kansas City, Kansas. This store, which anchors a new retail and entertainment district, includes approximately 445,000 square feet of retail space.

     R.C. Willey, based in Salt Lake City, is the dominant home furnishings retailer in the Intermountain West region of the United States. R.C. Willey operates nine full retail stores, three retail clearance facilities and two distribution centers. These facilities — which include approximately one million square feet of retail space —include nine stores strategically located throughout northern Utah, one store in Meridian, Idaho, and two stores in the Las Vegas, Nevada region.

     Star’s retail facilities include about 694,000 square feet of retail space in ten locations. All of Star’s retail facilities are located in Texas, with seven in Houston. Star is believed to be the largest furniture retailer, as measured by sales, in each of its markets. Jordan’s operates a furniture retail business from four locations with approximately 325,000 square feet of retail space in Massachusetts and New Hampshire. Jordan’s is believed to be the largest furniture retailer, as measured by sales, in the Massachusetts and New Hampshire areas. Jordan’s is well known in its markets for its unique store arrangements and advertising campaigns.

Item 1. Business

Non-Insurance Businesses of Berkshire (Continued)

     Retail Businesses (Continued)

     Since 1989, Berkshire has owned an interest (currently 88%) in Borsheim Jewelry Company, Inc. (“Borsheim’s”). From its single store located in Omaha, Nebraska, Borsheim’s is a high volume retailer of fine jewelry, watches, crystal, china, stemware, flatware, gifts and collectibles. In 1995, Berkshire acquired Helzberg’s Diamond Shops, Inc. (“Helzberg’s”). Helzberg’s, based in North Kansas City, Missouri, operates a chain of 251 retail jewelry stores in 35 states. Most of Helzberg’s stores are located in malls or power strip centers, and all stores operate under the name Helzberg Diamonds. In July 2000, Berkshire acquired The Ben Bridge Corporation (“Ben Bridge Jeweler”). Ben Bridge Jeweler, based in Seattle, Washington, operates a chain of 72 upscale retail jewelry stores in 11 states, primarily in the Western United States. Ben Bridge Jeweler stores are located primarily in major shopping malls. Berkshire’s retail jewelry operations are subject to seasonality with approximately 40% of annual revenues being earned in the fourth quarter.

     Shaw Industries — Berkshire acquired Shaw Industries, Inc. (“Shaw”) in January 2001. Shaw, headquartered in Dalton, Georgia, is the world’s largest carpet manufacturer based on both revenue and volume of production. Shaw designs and manufactures over 2,000 styles of tufted and woven carpet and laminate flooring for residential and commercial use under about 30 brand and trade names and under certain private labels. Shaw’s manufacturing operations are fully integrated from the processing of fiber through the finishing of carpet. Shaw’s carpet and laminate are sold in a broad range of prices, patterns, colors and textures.

     Shaw sells its wholesale products to over 50,000 retailers, distributors and commercial users throughout the United States, Canada and Mexico; through its own residential and commercial contract distribution channels to various residential and commercial end-users in the United States; and to a lesser degree, exports to additional overseas markets. Shaw also provides installation services and sells ceramic tile and hardwood flooring.

     Substantially all carpet manufactured by Shaw is tufted carpet made from nylon, polypropylene, polyester and wool. In the tufting process, yarn is inserted by multiple needles into a synthetic backing, forming loops which may be cut or left uncut, depending on the desired texture or construction. During 2003 Shaw processed approximately 97% of its requirements for carpet yarn in its own yarn processing facilities.

     Shaw’s wholesale products are marketed domestically by over 1,700 salaried and commissioned sales personnel directly to retailers and distributors and to large national accounts. Shaw’s eight full-service distribution facilities and 20 redistribution centers, along with centralized management information systems, enable it to provide prompt delivery of its products to both its retail customers and wholesale distributors.

     The floor covering industry is highly competitive with more than 200 companies engaged in the manufacture and sale of carpet in the United States and numerous manufacturers engaged in hard surface floor covering production and sales. According to industry estimates, carpet accounts for approximately 60% of the total United States production of all flooring types. The principal competitive measures within the floor covering industry are quality, style, price and service.

     Other Non-Insurance Businesses — Berkshire’s other non-insurance businesses consist of a wide array of businesses that engage in a variety of business activities. Additional information related to these businesses is as follows.

     Scott Fetzer Companies — The Scott Fetzer Companies are a diversified group of 21 businesses that manufacture and distribute a wide variety of products for residential, industrial and institutional use. The two most significant of these businesses are Kirby home cleaning systems and Campbell Hausfeld products.

     The Buffalo News publishes a Sunday edition and eight editions each weekday from its headquarters in Buffalo, New York.

     See’s Candies produces boxed chocolates and other confectionery products with an emphasis on quality and distinctiveness in two large kitchens in California. See’s revenues are highly seasonal with approximately 50% of total annual revenues being earned in the months of November and December.

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

Item 1. Business

Non-Insurance Businesses of Berkshire (Continued)

     Berkshire acquired CTB International Corp. (“CTB”) in October 2002. CTB, headquartered in Milford, Indiana, is a leading designer, manufacturer and marketer of systems used in the grain industry and in the production of poultry, hogs, and eggs. Products are produced in the United States and Europe and are sold primarily through a global network of independent dealers and distributors, with peak sales occurring in the second and third quarters.

     In October 2002 Berkshire acquired The Pampered Chef, LTD (“TPC”), the largest direct seller of high quality kitchen tools in the United States. Products are researched, designed and tested by TPC, and manufactured by third party suppliers. From its Addison, Illinois headquarters, TPC utilizes a network of more than 69,000 independent sales representatives to sell its products through home-based demonstrations, principally in the United States.

     Berkshire currently holds securities possessing 9.9% of the voting interest and an 83.7% (80.5% on a fully-diluted basis) economic interest in MidAmerican Energy Holdings Company (“MidAmerican”). Berkshire’s investments in MidAmerican are accounted for pursuant to the equity method. Additional information concerning Berkshire’s investments in MidAmerican is provided in Note 3 to the Registrant’s Consolidated Financial Statements.

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

     Through its various subsidiaries, MidAmerican also distributes electricity and engages in other auxiliary businesses in the United Kingdom, operates geothermal power plants in the Philippine Islands, and has interests in other power generating facilities in the United States. MidAmerican owns and operates two interstate natural gas pipeline systems which transport natural gas to customers in the Southwest and Upper Midwest regions of the United States. The systems include about 18,200 miles of pipeline in operation and capacity to deliver about 6.2 billion cubic feet of natural gas per day. MidAmerican also owns HomeServices, which is the second largest full service residential real estate brokerage firm in the United States.

     Berkshire Hathaway Inc., its subsidiaries and affiliates, employed approximately 172,700 persons at December 31, 2003.

Additional information with respect to Berkshire’s businesses

     The amounts of revenue, earnings before taxes and identifiable assets attributable to the aforementioned business segments are included in Note 20 to Registrant’s Consolidated Financial Statements contained in Item 8, Financial Statements and Supplementary Data. Additional information regarding Registrant’s investments in fixed maturity and marketable equity securities is included in Notes 4 and 5 to Registrant’s Consolidated Financial Statements.

     Berkshire’s periodic reports filed with the SEC, which include Form 10-K, Form 10-Q, Form 8-K and amendments thereto, may be accessed by the public free of charge from the SEC and through Berkshire. Electronic copies of these reports can be accessed at the SEC’s website (http://www.sec.gov) and indirectly through Berkshire’s website (http://www.berkshirehathaway.com). Copies of these reports may also be obtained, free of charge, upon written request to: Berkshire Hathaway Inc., 1440 Kiewit Plaza, Omaha, NE 68131, Attn. Corporate Secretary. The public may read or obtain copies of these reports from the SEC at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549 (1-800-SEC-0330).

Item 2. Description of Properties

          The physical properties used by the Registrant and its significant business segments are summarized below:

				Approx.
			Owned/	Square
Business	Location	Type of Property	Leased	Footage
Berkshire	Omaha, NE	Corporate offices	Leased	10,000

GEICO	Chevy Chase, MD, New York, Georgia, Texas, California, Florida and Virginia	Offices	Owned	3,141,000
	50 locations throughout the U.S.	Offices and drive-in claims facilities	Leased	180,000

General Re	Cologne, Germany and various non-U.S. locations Stamford, CT, various U.S. and non-U.S. locations	Offices Offices	Owned Leased	134,000 1,427,000

Berkshire Hathaway Reinsurance Group	Stamford, CT and 5 other locations in the U.S. and U.K.	Offices	Leased	64,000

Berkshire Hathaway Primary Group	Omaha, NE Omaha, NE, Wayne, PA and 12 other locations throughout the U.S. and U.K.	Offices Offices	Owned Leased	81,000 252,000

Apparel businesses Clothing	85 locations in 13 U.S. states, Canada, Mexico, Europe, Africa and Central America Illinois, Georgia, Tennessee, Florida and 4 other U.S. states (19 stores)	Mfg. plants/Offices Mfg. plants/Offices Warehouses/Offices Warehouses/Offices Retail stores Retail stores	Owned Leased Owned Leased Owned Leased	3,983,000 1,991,000 4,679,000 1,032,000 41,000 137,000
Footwear	Pennsylvania, Texas, Maine and 5 other U.S. states Pennsylvania, Maine, New Hampshire, New York, Florida, Virginia and 13 other U.S. states (89 stores)	Mfg. plants/Offices/ Warehouses Mfg. plants/Offices/ Warehouses Retail stores Retail stores	Owned Leased Owned Leased	2,057,000 117,000 279,000 389,000

Building products	270 locations in 31 U.S. states, Canada, Mexico, Europe, Asia and Africa 168 locations in 21 U.S. states and Canada	Mfg. plants/Offices Mfg. plants/Offices Warehouses Warehouses Retail stores	Owned Leased Owned Leased Leased	17,744,000 1,883,000 2,875,000 2,214,000 718,000

Finance and financial products	Knoxville, TN
20 locations in Tennessee,
Arizona, Georgia, Kentucky,
North Carolina and Texas
89 locations in Tennessee, Florida,
Oklahoma, Texas, and 9 other
U.S. states
	306 locations throughout the U.S.	Offices Mfg. housing plants Mfg. housing communities Mfg. housing retail centers	Owned Owned Leased Owned Owned Leased	243,000 2,308,000 129,000 4,849 acres 580 acres 500 acres

Item 2. Description of Properties (continued)

Approx.
			Owned/	Square
Business	Location	Type of Property	Leased	Footage
Finance and financial products
Furniture rental	229 locations in 34 U.S. states and the District of Columbia	Showrooms/Clearance centers/Warehouses Showrooms/Clearance centers/Warehouses	Owned Leased	530,000 3,575,000

Transportation equipment leasing and other	16 locations in 10 U.S. states, Canada, Mexico and the U.K. 83 locations throughout the U.S., Canada and Mexico	Offices Offices Storage lots	Owned Leased Owned Leased	298,000 244,000 386 acres 315 acres

Flight services	74 locations in 26 U.S. states, Canada, France, Switzerland, Portugal and the U.K. Oklahoma and Missouri	Offices/Training facilities/Hangars Mfg. plant Mfg. plant	Owned Leased Owned Leased	1,172,000 1,828,000 188,000 146,000

McLane Company	18 locations in 16 U.S. states 22 locations in 16 U.S. states and Brazil	Grocery distribution centers/Offices Foodservice distribution centers/Offices	Owned Leased Owned Leased	6,757,000 739,000 1,281,000 3,195,000

Retail businesses Furniture	Omaha, NE, Salt Lake City, UT, Houston, TX, Avon, MA and 5 other U.S. states (31 stores) Iowa	Retail stores Retail stores Offices/Warehouses Offices/Warehouses Mfg. plant	Owned Leased Owned Leased Owned	2,627,000 676,000 3,190,000 1,059,000 260,000

Jewelry	Omaha, NE, Kansas City, MO, Seattle, WA and 34 other U.S. states (324 stores)	Retail stores Offices	Leased Owned	737,000 99,000

Shaw Industries	198 locations in 30 U.S. states	Mfg. plants/Offices Mfg. plants/Offices Warehouses Warehouses	Owned Leased Owned Leased	18,848,000 2,133,000 5,514,000 3,493,000

All other businesses	Various locations primarily in the U.S., Canada and Europe 276 locations primarily in the U.S.	Mfg. plants Mfg. plants Offices/Warehouses Offices/Warehouses Restaurants/Stores Restaurants/Stores	Owned Leased Owned Leased Owned Leased	5,556,000 1,259,000 1,152,000 2,142,000 102,000 461,000

Item 3. Legal Proceedings

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

          Otherwise, litigation pending against the Company and its subsidiaries is not considered material or is ordinary routine litigation incidental to the business.

Item 4. Submission of Matters to a Vote of Security Holders

None

Executive Officers of the Registrant

          Following is a list of the Registrant’s executive officers:

Name	Age	Position with Registrant	Since
Warren E. Buffett	73	Chairman of the Board	1970
Marc D. Hamburg	54	Vice President	1992
Charles T. Munger	80	Vice Chairman of the Board	1978

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

Part II

Item 5. Market for Registrant’s Common Stock and Related Security Holder Matters

Market Information

          Berkshire’s Class A and Class B Common Stock are listed for trading on the New York Stock Exchange, trading symbol: BRK.A and BRK.B. The following table sets forth the high and low sales prices per share, as reported on the New York Stock Exchange Composite List during the periods indicated:

	2003				2002
	Class A		Class B		Class A		Class B
	High	Low	High	Low	High	Low	High	Low
First Quarter	$73,005	$60,600	$2,437	$2,015	$74,900	$69,000	$2,499	$2,285
Second Quarter	75,500	64,305	2,514	2,141	78,500	66,500	2,620	2,215
Third Quarter	76,400	70,900	2,549	2,367	75,900	59,600	2,530	1,925
Fourth Quarter	84,700	75,150	2,824	2,496	75,000	67,800	2,500	2,244

Shareholders

          Berkshire had approximately 7,200 record holders of its Class A Common Stock and 14,500 record holders of its Class B Common Stock at March 3, 2004. Record owners included nominees holding at least 450,000 shares of Class A Common Stock and 7,500,000 shares of Class B Common Stock on behalf of beneficial-but-not-of-record owners.

Dividends

          Berkshire has not declared a cash dividend since 1967.

Item 5. Market for Registrant’s Common Stock and Related Security Holder Matters

Securities authorized for issuance under equity plans

          In connection with certain business acquisitions, Berkshire has issued Class B common stock options to replace outstanding options held by employees of the acquired entity. The terms of the Berkshire stock options are essentially equivalent to the terms of the options of the acquired entity, except that exercise prices were adjusted to give effect to the common stock exchange rate applicable to each acquisition. No additional stock options have been granted. A summary of the Registrant’s equity compensation plans under which equity securities are authorized for issuance as of December 31, 2003 follows:

Number of Class B
shares remaining
available for
issuance under
	Number of Class B	Weighted-average	equity compensation
	shares to be issued	exercise price of	plans (excluding
	upon exercise of	outstanding options	shares reflected in
Plan category	options (a)	(b)	column (a))
Plans not approved by security holders	246,567	$1,689	None

Item 6. Selected Financial Data

Selected Financial Data for the Past Five Years

(dollars in millions except per share data)

	2003	2002	2001	2000	1999
Revenues:
Insurance premiums earned	$21,493	$19,182	$17,905	$19,343	$14,306
Sales and service revenues	32,098	16,958	14,507	7,000	5,918
Interest, dividend and other investment income	3,098	2,943	2,765	2,685	2,314
Interest and other revenues of finance and financial products businesses	3,041	2,234	1,928	1,322	1,105
Realized investment gains (1)	4,129	918	1,488	4,499	1,247

Total revenues	$63,859	$42,235	$38,593	$34,849	$24,890

Earnings:
Net earnings (1) (2) (3)	$8,151	$4,286	$795	$3,328	$1,557

Net earnings per share (3)	$5,309	$2,795	$521	$2,185	$1,025

Year-end data:
Total assets	$180,559	$169,544	$162,752	$135,792	$131,416
Notes payable and other borrowings of insurance and other non-finance businesses	4,182	4,775	3,455	2,611	2,465
Notes payable and other borrowings of finance businesses	4,937	4,513	9,049	2,168	1,998
Shareholders’ equity	77,596	64,037	57,950	61,724	57,761
Class A equivalent common shares outstanding, in thousands	1,537	1,535	1,528	1,526	1,521
Shareholders’ equity per outstanding Class A equivalent common share	$50,498	$41,727	$37,920	$40,442	$37,987

(1)	The amount of realized investment gains and losses for any given period has no predictive value, and variations in amount from period to period have no practical analytical value, particularly in view of the unrealized appreciation now existing in Berkshire’s consolidated investment portfolio. After-tax realized investment gains were $2,729 million in 2003, $566 million in 2002, $923 million in 2001, $2,746 million in 2000 and $809 million in 1999.

(2)	Net earnings for the year ending December 31, 2001 includes pre-tax underwriting losses of $2.4 billion in connection with the September 11th terrorist attack. Such loss reduced net earnings by approximately $1.5 billion and earnings per share by $982.

(3)	Effective January 1, 2002, Berkshire adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 changed the accounting for goodwill from a model that required amortization of goodwill, supplemented by impairment tests, to an accounting model that is based solely upon impairment tests.

A reconciliation of Berkshire’s Consolidated Statements of Earnings for each of the five years ending December 31, 2003 from amounts reported to amounts exclusive of goodwill amortization is shown below. Goodwill amortization for the years ending December 31, 2001 and 2000 includes $78 million and $65 million, respectively, related to Berkshire’s equity method investment in MidAmerican Energy Holdings Company.

	2003	2002	2001	2000	1999
Net earnings as reported	$8,151	$4,286	$795	$3,328	$1,557
Goodwill amortization, after tax	—	—	636	548	476

Net earnings as adjusted	$8,151	$4,286	$1,431	$3,876	$2,033

Earnings per Class A equivalent common share:
As reported	$5,309	$2,795	$521	$2,185	$1,025
Goodwill amortization	—	—	416	360	313

Earnings per share as adjusted	$5,309	$2,795	$937	$2,545	$1,338

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

          Net earnings for each of the past three years are disaggregated in the table that follows. Amounts are after deducting income taxes and minority interest. Dollars are in millions.

	2003	2002	2001
Insurance – underwriting	$1,114	$(284)	$(2,654)
Insurance – investment income	2,276	2,096	1,968
Non-insurance businesses	1,745	1,668	1,082
Equity in earnings of MidAmerican Energy Holdings Company	429	359	134
Interest expense	(59)	(55)	(60)
Purchase-accounting adjustments	(104)	(65)	(603)
Other	21	1	5

Earnings before realized investment gains	5,422	3,720	(128)
Realized investment gains	2,729	566	923

Net earnings	$8,151	$4,286	$795

          The business segment data (Note 20 to Consolidated Financial Statements) should be read in conjunction with this discussion.

     Insurance — Underwriting

          A summary follows of underwriting results from Berkshire’s insurance businesses for the past three years. Dollars are in millions.

	2003	2002	2001
Underwriting gain (loss) attributable to:
GEICO	$452	$416	$221
General Re	145	(1,393)	(3,671)
Berkshire Hathaway Reinsurance Group	1,047	547	(634)
Berkshire Hathaway Primary Group	74	32	30

Underwriting gain (loss) — pre-tax	1,718	(398)	(4,054)
Income taxes and minority interest	604	(114)	(1,400)

Net underwriting gain (loss)	$1,114	$(284)	$(2,654)

          Berkshire engages in both primary insurance and reinsurance of property and casualty risks. Through General Re, Berkshire also reinsures life and health risks. In primary insurance activities, Berkshire subsidiaries assume defined portions of the risks of loss from persons or organizations that are directly subject to the risks. In reinsurance activities, Berkshire subsidiaries assume defined portions of similar or dissimilar risks that other insurers or reinsurers have subjected themselves to in their own insuring activities. Berkshire’s principal insurance businesses are: (1) GEICO, the fifth largest auto insurer in the U.S., (2) General Re, one of the four largest reinsurers in the world, (3) Berkshire Hathaway Reinsurance Group (“BHRG”) and (4) Berkshire Hathaway Primary Group. Berkshire’s management views insurance businesses as possessing two distinct operations – underwriting and investing. Accordingly, Berkshire evaluates performance of underwriting operations without any allocation of investment income.

          A significant marketing strategy followed by all these businesses is the maintenance of extraordinary capital strength. Statutory surplus of Berkshire’s insurance businesses totaled approximately $40.7 billion at December 31, 2003. This superior capital strength creates opportunities, especially with respect to reinsurance activities, to negotiate and enter into insurance and reinsurance contracts specially designed to meet unique needs of sophisticated insurance and reinsurance buyers. Additional information regarding Berkshire’s insurance and reinsurance operations follows.

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

          Insurance — Underwriting (Continued)

          GEICO (Continued)

          element in GEICO’s strategy to be a low cost insurer. In addition, GEICO strives to provide excellent service to customers, with the goal of establishing long-term customer relationships.

          GEICO’s underwriting results for the past three years are summarized below. Dollars are in millions.

	2003		2002		2001
	Amount	%	Amount	%	Amount	%
Premiums written	$8,081		$6,963		$6,176

Premiums earned	$7,784	100.0	$6,670	100.0	$6,060	100.0

Losses and loss adjustment expenses	5,955	76.5	5,137	77.0	4,842	79.9
Underwriting expenses	1,377	17.7	1,117	16.8	997	16.5

Total losses and expenses	7,332	94.2	6,254	93.8	5,839	96.4

Pre-tax underwriting gain	$452		$416		$221

          Premiums earned in 2003 were $7,784 million, an increase of 16.7% over 2002, following an increase of 10.1% in 2002 over 2001. The growth in premiums earned in 2003 reflects a 10.9% increase in voluntary auto policies-in-force during the past year and average premium rate increases of about two percent. During 2003, policies-in-force increased 8.2% in the preferred risk auto line and 21.4% in the standard and nonstandard auto lines. Voluntary auto new business sales in 2003 increased 20.3% compared to 2002. Voluntary auto policies-in-force at December 31, 2003 were 531,000 higher than at December 31, 2002 and reflect strong growth in the standard and nonstandard lines during the last twelve months.

          Losses and loss adjustment expenses incurred increased 15.9% to $5,955 million in 2003, following an increase of 6.1% in 2002 over 2001. The loss ratio for property and casualty insurance, which measures the portion of premiums earned that is paid or reserved for losses and related claims handling expenses, was 76.5% in 2003 compared to 77.0% in 2002 and 79.9% in 2001. Claims frequencies in 2003 for physical damage and bodily injury coverages have decreased in the two to five percent range from 2002 despite more weather related losses in 2003 resulting from winter snowstorms, spring hailstorms and Hurricane Isabel. Bodily injury severity has increased in the six to eight percent range over 2002 while physical damage severity has increased in the two to three percent range. Incurred losses from catastrophe events for 2003 totaled approximately $57 million compared to $20 million in 2002 and $47 million in 2001.

          Underwriting expenses increased 23.3% to $1,377 million in 2003 over 2002, which follows an increase of 12.0% in 2002 over 2001. Policy acquisition expenses increased 18.7% in 2003 to $731 million reflecting increased advertising and increased staffing to handle the growth in policies-in-force. Other operating expenses were $646 million in 2003, up from $501 million in 2002 and reflect higher salary, profit sharing and other employee benefit expenses.

General Re

          General Re conducts a reinsurance business, which offers reinsurance coverage of essentially all types of property, casualty, life and health risks in the United States and worldwide. General Re’s principal reinsurance operations are internally comprised of: (1) North American property/casualty, (2) international property/casualty, which principally consists of business written through 89% owned Cologne Re, (3) London-market property/casualty through the Faraday operations, and (4) global life/health.

          General Re’s pre-tax underwriting results for the past three years are summarized below. Dollars are in millions.

	Premiums earned			Pre-tax underwriting gain (loss)
	2003	2002	2001	2003	2002	2001
North American property/casualty	$3,551	$3,967	$3,968	$67	$(1,019)	$(2,843)
International property/casualty.	1,897	1,792	1,822	38	(315)	(568)
Faraday (London-market)	950	855	575	(18)	(4)	(178)
Global life/health	1,847	1,886	1,988	58	(55)	(82)

	$8,245	$8,500	$8,353	$145	$(1,393)	$(3,671)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          Insurance — Underwriting (Continued)

          General Re (Continued)

          General Re’s consolidated underwriting results in 2003 reflect significant improvements over the past two years and are attributed to rate increases, better coverage terms and the absence of large property losses, partially offset by increases in prior accident years’ loss estimates. Underwriting results in both 2002 and 2001 included significant charges from increases in loss reserve estimates established for claims occurring in prior years. Additionally, underwriting results for 2001 were severely impacted by losses from the September 11th terrorist attack. General Re strives to generate long-term pre-tax underwriting gains in essentially all of its product lines. Underwriting performance is not evaluated based upon market share and underwriters are instructed to reject inadequately priced risks. Over the past three years, General Re has taken significant underwriting actions to better align premium rates with coverage terms. Information with respect to each of General Re’s underwriting units is presented below.

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

          Premiums earned in 2003 declined from 2002 premium levels by $416 million (10.5%). The decline in premiums earned reflects a net reduction from cancellations/non-renewals in excess of new contracts (estimated at $761 million), partially offset by rate increases across all lines of business (estimated at $345 million). Premiums earned in 2002 were essentially unchanged compared to 2001 as rate increases (approximately $800 million) across most lines of business were offset by reductions from cancellations in excess of new business. Premiums earned in 2001 included $400 million from one retroactive reinsurance contract and a large quota share agreement. No such contracts were written in 2002 or 2003.

          The North American property/casualty business produced a pre-tax underwriting gain of $67 million in 2003, compared with losses of $1,019 million and $2,843 million in 2002 and 2001, respectively. The 2003 underwriting gain consisted of $200 million in current accident year gains, partially offset by $133 million in prior accident year losses. The favorable effects of re-pricing efforts and improved contract terms and conditions implemented over the past three years contributed to the net gain. In addition, underwriting results for 2003 were favorably impacted by the absence of major catastrophes and other large individual property losses ($20 million or greater), a condition that is unusual and should not be expected to occur regularly in the future.

          The prior accident years’ losses of $133 million recorded in 2003 included $99 million related to discount accretion on workers’ compensation reserves and deferred charge amortization on retroactive reinsurance contracts, reserve increases of $153 million for casualty claims, (primarily in the workers’ compensation, directors and officers, and errors and omissions lines), and reserve decreases of $119 million for property claims.

          For statutory and GAAP reporting purposes workers’ compensation loss reserves are discounted at 1.0% per annum for claims occurring after 2002 and at 4.5% for claims occurring before 2003. The lower discount rate for 2003 claims was approved by General Re’s state insurance regulators and reflects the lower interest rate environment that now exists. The lower discount rate effectively reduced 2003 underwriting gains by approximately $74 million.

          Underwriting results for 2002 included $1,085 million in prior year loss reserve adjustments, offset by net gains of $66 million with respect to the 2002 accident year. Results for 2002 included $990 million in increased loss estimates related to casualty lines of business (general liability, workers’ compensation, medical malpractice, auto liability and professional liability coverages), principally related to the 1997 through 2000 accident years. The 2002 prior years’ loss reserve adjustment was net of a $115 million reduction in reserves established in connection with the September 11th terrorist attack, primarily due to decreased loss estimates for certain claims. The underwriting loss in 2001 included $923 million in prior years’ loss reserve adjustments, approximately $1.54 billion of net losses from the September 11th terrorist attack, as well as $87 million of losses from other catastrophes (principally Tropical Storm Allison) and other large individual property losses.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          Insurance — Underwriting (Continued)

          General Re (Continued)

          Management believes the revised estimates in 2003 on prior years’ casualty loss reserves were primarily due to escalating medical inflation and utilization that adversely affect workers’ compensation and other casualty lines; and an increased frequency in corporate bankruptcies, scandals and accounting restatements which increased losses under errors and omissions and directors and officers coverages. Otherwise, reported casualty losses for prior years were generally consistent with management estimates. In addition to the above listed factors, revised estimates in 2002 and 2001 for prior years’ loss reserves were due to (1) an increase in claim severity, which has a leveraged effect on excess of loss coverages provided by General Re by producing a disproportionate increase in claims exceeding General Re’s attachment point; (2) broadened coverage terms under General Re’s reinsurance contracts during 1997 through 2000; (3) increased ceding companies’ reserve inadequacies, likely arising from broadened terms and conditions, as well as previously unrecognized premium inadequacies; and (4) increased primary company insolvencies, which changed historical claim reporting patterns. See the discussion regarding “Critical Accounting Policies” for information about the processes used in estimating loss reserves.

          In addition, General Re continuously estimates its liabilities and related reinsurance recoverables for environmental and asbestos claims and claim expenses. Most liabilities for such claims arise from exposures in North America. Environmental and asbestos exposures do not lend themselves to traditional methods of loss development determination and therefore reserves related to these exposures may be considered less reliable than reserves for standard lines of business (e.g., automobile). The estimate for environmental and asbestos losses is composed of four parts: known claims, development on known claims, incurred but not reported (“IBNR”) losses and direct excess coverage litigation expenses. At December 31, 2003, environmental and asbestos loss reserves for North America were $1,050 million ($890 million net of reinsurance). As of December 31, 2002 such amounts totaled $1,161 million ($1,008 million net of reinsurance). The changing legal environment concerning asbestos and environmental claims has made quantification of potential exposures very difficult. Future changes to the legal environment may precipitate significant changes in reserves.

          Due to the long-tail nature of casualty business, a very high degree of estimation is involved in establishing loss reserves for current accident year casualty occurrences. Thus, the ultimate level of underwriting gain or loss with respect to the 2003 accident year will not be fully known for many years. North American property/casualty loss reserves were $15.5 billion ($14.3 billion net of reinsurance) at December 31, 2003 and $16.2 billion ($14.9 billion net of reinsurance) at December 31, 2002. About 52% of this amount at December 31, 2003 represents estimates of IBNR losses.

          Although loss reserve levels are now believed to be adequate, there can be no guarantees. A relatively small change in the estimate of net reserves can produce large changes in annual underwriting results. For instance, a one percentage point change in net loss reserves at year end 2003 would produce a pre-tax underwriting gain or loss of $143 million, or roughly 4% of premiums earned in 2003. In addition, the timing and magnitude of catastrophe and large individual property losses are expected to continue to contribute to volatile periodic underwriting results in the future.

International property/casualty

          The international property/casualty operations write quota-share and excess reinsurance on risks around the world, with its largest markets in Continental Europe and the United Kingdom. International property/casualty business is written on a direct reinsurance basis primarily through Cologne Re.

          Premiums earned in 2003 increased $105 million (5.9%) from 2002 amounts, reflecting the increase in values of most foreign currencies relative to the U.S. dollar. In local currencies, premiums earned declined 8.1% in 2003 versus 2002. The decrease in premiums earned was primarily due to the non-renewal of unprofitable business in Continental Europe, the United Kingdom, Latin America and Australia. In local currencies, premiums earned in 2002 declined 2.1% from 2001, primarily due to a substantial decline in premiums in Argentina, the non-renewal of under-performing business in Continental Europe and parts of Asia, partially offset by increases in the United Kingdom and Australia.

          The international property/casualty operations produced a pre-tax underwriting gain of $38 million during 2003, compared with pre-tax underwriting losses of $315 million and $568 million for 2002 and 2001, respectively. The net underwriting gain for 2003 included $69 million of gains in the current underwriting year, which reflected rate increases and the absence of large property losses, and losses of $31 million from increases to reserves for prior years’ loss occurrences. Results for 2002 included $240 million of net increases to prior years’ loss reserves, and approximately $107 million in catastrophe and other large individual property losses, principally European flood

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          Insurance — Underwriting (Continued)

          General Re (Continued)

          losses in August and European storm Jeanette in October. The underwriting loss of $568 million in 2001 included $247 million of net losses related to the September 11th terrorist attack and $143 million resulting from other large individual property losses.

          At December 31, 2003, the international property/casualty operations had gross loss reserves of $6.4 billion, ($6.0 billion net of reinsurance) compared to $5.4 billion in gross loss reserves at December 31, 2002 ($5.1 billion net of reinsurance). The increase in reserves during 2003 was primarily due to changes in foreign currency rates. The overall economic effect of foreign currency changes were mitigated because foreign denominated liabilities are largely offset by assets denominated in those currencies.

Faraday (London-market)

          London-market business is written through Faraday Holdings Limited (“Faraday”). Faraday owns the managing agent of Syndicate 435 at Lloyd’s of London and provides capacity and participates in the results of Syndicate 435. Through Faraday, General Re’s participation in Syndicate 435 was 100% in 2003. Also included in the London-market segment are Cologne Re’s UK and Continental Europe broker-market subsidiaries.

          Premiums earned in the London-market operations increased $95 million (11.1%) in 2003 as compared to 2002. Premiums earned in 2002 increased $280 million (48.7%) over 2001 amounts. In local currencies, premiums earned in 2003 were unchanged from 2002 and increased 41.9% in 2002 over 2001. In 2003, premiums earned from Cologne Re’s Continental Europe broker-market subsidiary, which was placed in run-off, declined but were offset by increases in earned premiums in Faraday Syndicate 435. Premiums earned in 2002 increased primarily due to the increased participation in Faraday Syndicate 435 from 60.6% in 2001 to 96.7% in 2002.

          London-market operations produced a pre-tax underwriting loss of $18 million in 2003, compared with pre-tax underwriting losses of $4 million and $178 million in 2002 and 2001, respectively. The underwriting loss in 2003 included $73 million of reserve increases related to prior years’ loss events. These losses occurred primarily in casualty lines. In 2003, underwriting gains were earned in property and aviation lines, reflecting more selective underwriting and a lack of catastrophes and other large losses. Underwriting results in 2002 were adversely impacted by $80 million of increases in prior years’ casualty loss reserve estimates and $17 million of European flood losses. Offsetting these amounts were gains in property business. The London-market underwriting loss in 2001 included $66 million of losses from the September 11th terrorist attack as well as relatively high property losses.

          At December 31, 2003, the Faraday operations had gross loss reserves of $1.9 billion, ($1.7 billion net of reinsurance) compared to $1.7 billion in gross reserves at December 31, 2002 ($1.3 billion net of reinsurance). The increase in reserves during 2003 was primarily due to changes in foreign currency rates.

Global life/health

          General Re’s global life/health affiliates reinsure such risks worldwide. Premiums earned in 2003 decreased by $39 million (2.1%) compared with 2002. Premiums earned in 2002 for the global life/health operations declined $102 million (5.1%) from 2001. Adjusting for the effects of foreign currency exchange, premiums earned declined 9.6% in 2003, and 6.7% in 2002. The decline in 2003 was primarily due to decreases in the group and individual health businesses in the U.S. life/health operations.

          Underwriting results for the global life/health operations produced a pre-tax underwriting gain of $58 million in 2003, compared with underwriting losses of $55 million and $82 million in 2002 and 2001, respectively. While both the U.S. and international life/health segments were profitable in 2003, most of the gains were earned in the international life segment. The underwriting losses for 2002 and 2001 were principally due to increased reserves on run-off business in the U.S. life/health operations. Underwriting results for 2001 also include $19 million of net losses related to the September 11th terrorist attack.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Insurance — Underwriting (Continued)

     Berkshire Hathaway Reinsurance Group

     The Berkshire Hathaway Reinsurance Group (“BHRG”) underwrites excess-of-loss and quota-share reinsurance coverages for insurers and reinsurers around the world. BHRG is believed to be one of the leaders in providing catastrophe excess-of-loss reinsurance and writing coverages for large or otherwise unusual discrete commercial property risks on a direct and facultative reinsurance basis, referred to as individual risk business. BHRG’s underwriting results are summarized in the table below.

	Premiums earned			Pre-tax underwriting gain (loss)
	2003	2002	2001	2003	2002	2001
Catastrophe and individual risk	$1,330	$1,283	$553	$1,108	$1,006	$(150)
Retroactive reinsurance	526	407	1,993	(387)	(433)	(358)
Traditional multi-line	2,574	1,610	445	326	(26)	(126)

Total	$4,430	$3,300	$2,991	$1,047	$547	$(634)

     During the second half of 2001, opportunities for BHRG to write catastrophe and individual risk business increased significantly, particularly subsequent to September 11th. Contracts written may provide exceptionally large limits of indemnification, often several hundred million dollars and occasionally in excess of $1 billion, and may cover catastrophe risks (such as hurricanes, earthquakes or other natural disasters) or other property risks (such as aviation and aerospace, commercial multi-peril or terrorism). Catastrophe and individual business written totaled about $1.2 billion in 2003 and $1.5 billion in 2002. The level of business written in future periods will vary, perhaps materially, based upon market conditions and management’s assessment of the adequacy of premium rates.

     The catastrophe and individual risk business produced substantial underwriting gains in 2003 and 2002 due to the lack of catastrophic or otherwise large loss events. The net underwriting loss in 2001 included about $410 million from the September 11th terrorist attack. Losses related to the September 11th terrorist attack were reduced by about $85 million in 2002, as payments to settle claims under certain policies were below original estimates. Although very large underwriting gains were achieved in 2003 and 2002, a single loss event could have easily eliminated those gains. The pre-tax maximum probable loss from a single event at December 31, 2003 is estimated to be approximately $6.7 billion resulting from potential risk of loss from a major earthquake in California.

     BHRG, as a matter of general practice, does not cede catastrophe and individual risks to other reinsurers due to the uncertainty of collecting recoverable losses ceded to financially weaker companies if a natural or financial mega-catastrophe should occur. Underwriting results of this business will remain subject to extreme volatility. Nevertheless, Berkshire’s management remains willing to accept such volatility provided there is a reasonable prospect of long-term underwriting profitability.

     Retroactive reinsurance contracts indemnify ceding companies for losses arising under insurance or reinsurance contracts written in the past, usually many years ago. While contract terms vary, losses under the contracts are subject to a very large aggregate dollar limit, occasionally exceeding $1 billion under a single contract. Generally, it is also anticipated, although not assured, that claims under retroactive contracts will be paid over long time periods. These contracts do not produce an immediate underwriting loss for financial reporting purposes. The excess of the estimated ultimate claims payable over the premiums received is established as a deferred charge which is subsequently amortized over the expected claim settlement periods. Such amortization is included as a component of losses incurred and essentially represents the net underwriting losses from this business in each of the past three years. In addition, underwriting results in 2003 included a net gain of $41 million from the commutation of contracts written in prior years in exchange for commutation payments of $710 million.

     Retroactive reinsurance contracts are expected to generate significant underwriting losses over time due to the amortization of deferred charges. This business is accepted due to the exceptionally large amounts of float generated, which totaled about $7.7 billion at December 31, 2003. Unamortized deferred charges under BHRG retroactive reinsurance contracts were $2.8 billion at December 31, 2003 and $3.2 billion as of December 31, 2002.

     During the last two years, BHRG wrote a significant amount of business under traditional multi-line contracts. Such contracts included several quota-share participations in, and contracts with, Lloyd’s syndicates and a quota-share contract written in 2002 with a major U.S. based insurer, which was cancelled in 2003. These contracts and participations generated written premiums of about $1.6 billion in 2003 and $2.0 billion in 2002. In a quota-

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Insurance — Underwriting (Continued)

     Berkshire Hathaway Reinsurance Group (Continued)

share arrangement, BHRG essentially participates proportionately in the premiums and claims of the business written by the ceding company. BHRG was willing to enter into these new contracts because it believed the level of rate adequacy in certain property/casualty markets was much improved in relation to past years. BHRG’s participation in the Lloyd’s business declined in 2003 as the availability of other sources of capacity for Lloyd’s syndicates increased.

     Berkshire Hathaway Primary Group

     Berkshire’s primary insurance group consists of a wide variety of smaller insurance businesses that principally write liability coverages for commercial accounts. These businesses include: National Indemnity Company’s primary group operation (“NICO Primary Group”), a writer of motor vehicle and general liability coverages; U.S. Investment Corporation (“USIC”), whose subsidiaries underwrite specialty insurance coverages; a group of companies referred to internally as “Homestate” operations, providers of standard multi-line insurance; and Central States Indemnity Company, a provider of credit and disability insurance to individuals nationwide through financial institutions.

     Collectively, Berkshire’s other primary insurance businesses produced earned premiums of $1,034 million in 2003, $712 million in 2002, and $501 million in 2001. The increases in premiums earned during the past two years were largely attributed to increased volume at USIC and the NICO Primary Group. Net underwriting gains of Berkshire’s other primary insurance businesses totaled $74 million in 2003, $32 million in 2002, and $30 million in 2001. The improvement in year-to-year comparative underwriting results was due to the aforementioned increases in premiums and reasonably good claim experience.

     Insurance — Investment Income

     Following is a summary of the net investment income of Berkshire’s insurance operations for the past three years. Dollars are in millions.

	2003	2002	2001
Investment income before taxes	$3,223	$3,050	$2,824
Applicable income taxes and minority interest	947	954	856

Investment income after taxes and minority interest	$2,276	$2,096	$1,968

     Investment income from insurance operations in 2003 of $3,223 million increased 5.7% over 2002, which exceeded 2001 by 8.0%. The increase in 2003 investment income was due primarily to higher amounts of interest earned from high-yield corporate obligations, partially offset by the effects of lower interest rates for other fixed maturity obligations. Berkshire’s investments in high-yield corporate bonds were approximately $8 billion (at original cost) as of December 31, 2002. As of December 31, 2003 the cost of such investments declined about $1.5 billion, as a result of sales and prepayments by issuers.

     The high-yield investments were primarily acquired at distressed prices. The credit risk associated with such investments is much greater than with other fixed maturity investments typically acquired by Berkshire, which are generally U.S. Government, municipal and mortgage-backed securities and short-term cash equivalents. As of December 31, 2003, approximately 65% of Berkshire’s high-yield investments were issued by companies in the energy industry. While the market prices of such investments increased significantly for all major positions during 2003, Berkshire management does not believe that the credit risks associated with the issuers of these instruments has correspondingly declined. Credit losses may eventually occur with respect to some of these investments. However, management also believes that over time these investments will produce reasonable returns in relation to credit risk.

     Invested assets of insurance businesses increased during 2003 by $14.5 billion to $93.5 billion at December 31, 2003 following an increase of $7 billion during 2002. The increase in invested assets during 2003 was primarily the result of the market price appreciation of Berkshire’s major equity investments and high-yield fixed maturity investments, as well as strong operating cash flow.

     Float represents an estimate of the amount of funds ultimately payable to policyholders that is available for investment. Total float at December 31, 2003 was approximately $44.2 billion compared to $41.2 billion at December 31, 2002 and about $35.5 billion at December 31, 2001. The cost of float, represented by the ratio of the pre-tax underwriting gain or loss over average float, was negative for 2003 due to $1.7 billion of pre-tax net underwriting gains. The cost of float in 2002 was about 1.1% as compared to 12.8% for 2001.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Non-Insurance Businesses

     Since December 31, 2000, Berkshire’s numerous non-insurance business activities have increased significantly through several business acquisitions. Additional information regarding these acquisitions is contained in Note 2 to the Consolidated Financial Statements.

     A summary follows of results from Berkshire’s non-insurance businesses for the past three years. Dollars are in millions.

	2003	2002	2001
Pre-tax earnings	$2,776	$2,667	$1,803
Income taxes and minority interest	1,031	999	721

Net earnings	$1,745	$1,668	$1,082

     A comparison of revenues and pre-tax earnings between 2003, 2002 and 2001 for the non-insurance businesses follows. Dollars are in millions.

	Revenues			Pre-tax earnings (loss)
	2003	2002	2001	2003	2002	2001
Apparel	$2,075	$1,619	$726	$289	$229	$(33)
Building products	3,846	3,702	3,269	559	516	461
Finance and financial products	3,073	2,234	1,928	619	726	402
Flight services	2,431	2,837	2,563	72	225	186
McLane	13,743	—	—	150	—	—
Retail	2,311	2,103	1,998	165	166	175
Shaw Industries	4,660	4,334	4,012	436	424	292
Other businesses	3,040	2,375	1,957	486	381	320

	$35,179	$19,204	$16,453	$2,776	$2,667	$1,803

     Apparel

     Berkshire’s apparel manufacturing and distribution businesses have grown significantly during the last two years as a result of the acquisitions of Fruit of the Loom on April 30, 2002 and Garan on September 4, 2002. During 2003 these two businesses generated combined revenues of $1,459 million and pre-tax earnings of $260 million. From their respective acquisition dates, these two businesses generated combined revenues of $957 million and pre-tax earnings of $190 million in 2002. On a comparative full year basis, total apparel group revenues in 2003 declined 5% from 2002 and pre-tax earnings in 2003 declined 11% as compared to 2002. Pre-tax losses in 2001 from the apparel businesses included operating losses and a restructuring charge at Dexter.

     Building products

     Each of Berkshire’s building products businesses manufactures and distributes products and services for the residential and commercial construction and home improvement markets. Revenues of the building products group totaled $3,846 million in 2003 compared to $3,702 million in 2002. Each of the building products businesses generated higher revenues in 2003 as compared to 2002 and benefited from the strong housing market and relatively low interest rates. Pre-tax earnings of the building products businesses in 2003 were $559 million compared to $516 million in 2002.

     Finance and financial products

     A variety of finance and financial products businesses are included in this segment. These businesses invest in various types of fixed-income securities (BH Finance), make commercial loans (Berkshire Hathaway Credit Corporation and Berkadia LLC), issue and service installment loan contracts with respect to manufactured housing (Clayton Homes, through its subsidiary Vanderbilt Mortgage, acquired August 7, 2003), lease trailers and shipping containers used in product transportation and lease furniture (XTRA and CORT) and offer for sale annuities and similar type products (Berkshire Hathaway Life). This group also includes General Re Securities (“GRS”), a dealer in derivative contracts. These businesses generally issue debt or interest bearing obligations to finance asset acquisitions.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Non-Insurance Businesses (Continued)

     Finance and financial products (Continued)

     Revenues of the finance group consist of interest, rentals, and sales of manufactured homes, transportation equipment and furniture. Revenues in 2003 totaled $3,073 million, an increase of 37.6% over 2002. The increase in 2003 was primarily due to the inclusion of Clayton (approximately $500 million), revenues from the issuance of annuity products of approximately $700 million versus none in 2002 and was partially offset by lower interest income.

     Pre-tax earnings of the finance group in 2003, which exclude realized investment gains, declined $107 million (14.7%) from 2002. Much of the comparative decline in pre-tax earnings was due to lower net interest earned by BH Finance. BH Finance’s fixed maturity investment portfolio declined about $6 billion during 2003 as a result of sales and prepayments and was offset by corresponding declines in repurchase agreement obligations.

     During 2003, pre-tax earnings included about $101 million from Berkadia as compared to $115 million in 2002. Earnings of Berkadia are directly correlated with the outstanding amount of a term loan to FINOVA, which totaled $525 million at December 31, 2003 compared to $2.175 billion at December 31, 2002 and $4.9 billion at December 31, 2001. Most of Berkadia’s pre-tax earnings in 2003 were represented by the accelerated recognition in earnings of fees received in 2001 from FINOVA in connection with origination of the loan as a result of loan repayments being at a much faster rate than originally anticipated. In February 2004, the FINOVA loan was repaid in full. Thus, earnings from Berkadia in 2004 will be nominal.

     GRS had a pre-tax loss in 2003 of $99 million versus a loss of $173 million in 2002. GRS’s operation has been in run-off since January 2002. During the run-off period, GRS has limited new business to certain risk management transactions and is unwinding existing asset and liability positions in an orderly manner. Since the run-off commenced, approximately two-thirds of GRS’s open trades have been terminated. It is expected that the run-off will take at least several more years to complete. The pre-tax losses in the last two years reflect related run-off costs as well as net transaction and position losses. Additional losses will almost certainly be incurred over time in connection with the run-off. The timing and amounts of such losses is uncertain.

     Flight services

     This segment includes FlightSafety, a leading provider of high technology training to operators of aircraft and ships and NetJets, the world’s leading provider of fractional ownership programs for general aviation aircraft. FlightSafety’s worldwide clients include corporations, regional airlines, the military and government agencies. The decline in revenues was split between FlightSafety (about $96 million) and NetJets (about $310 million). A decline in FlightSafety training revenues accounted for most of that businesses revenue decline. The decline in training revenues was due to a decline in regional airline training somewhat offset by increased U.S. Government training revenues. The decline in revenues at NetJets was due to a reduction of revenues from sales of aircraft of $514 million partially offset by increased flight services and other revenues of about $204 million. Pre-tax earnings from these businesses was $72 million in 2003 as compared to $225 million in 2002. The results for 2002 include a gain of $60 million from the sale of a partnership interest to Boeing and the results for 2003 include the recognition of pre-tax charges of $69 million related to write downs of certain simulators and aircraft inventory. Excluding the aforementioned gain and write downs, “normal earnings” from these businesses were $141 million in 2003 versus $165 million in 2002. The reduction in combined “normal” pre-tax earnings from these businesses is due to reduced “normal” pre-tax earnings at FlightSafety of $34 million somewhat offset by improved results at NetJets where its pre-tax loss before write downs was $9 million in 2003 versus about $19 million in 2002. The corporate aviation business has slowed significantly in the past few years which has hurt FlightSafety’s results. NetJets continues to be the leader in the fractional ownership field.

     McLane

     On May 23, 2003, Berkshire acquired McLane Company, Inc. from Wal-Mart Stores, Inc. Results of McLane’s business operations are included in Berkshire’s consolidated results beginning on that date. McLane’s revenues were $13,743 million and pre-tax earnings totaled $150 million for the period from May 23 to December 31. Approximately 35% of McLane’s revenues derived from sales to Wal-Mart Stores, Inc. McLane’s business is marked by high sales volume and low profit margins. For its most recently completed fiscal year prior to the acquisition, McLane’s sales and pre-tax earnings totaled approximately $21.9 billion and $220 million, respectively. See Note 2 to the Consolidated Financial Statements for information regarding the acquisition and McLane’s business.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Non-Insurance Businesses (Continued)

     Retail

     Berkshire’s retailing businesses consist of four independently managed retailers of home furnishings (Nebraska Furniture Mart and its subsidiaries (“NFM”), R.C. Willey Home Furnishings (“R.C. Willey”), Star Furniture (“Star”) and Jordan’s Furniture) and three independently managed retailers of fine jewelry (Borsheim’s Jewelry, Helzberg’s Diamond Shops (“Helzberg”), and Ben Bridge Jeweler). Revenues of the retail businesses in 2003 increased $208 million (9.9%) as compared to 2002, and 2002 revenues increased 5.3% over 2001. The increase in revenues in 2003 was primarily attributed to Nebraska Furniture Mart’s new store in Kansas City, Kansas, which opened in August 2003 and R.C. Willey’s second Nevada location, which opened in May 2003. Comparative pre-tax earnings of the retail group in 2003 were relatively unchanged from 2002. Higher earnings associated with the new R.C. Willey store were offset by start-up and depreciation costs incurred in connection with NFM’s new store.

     Shaw Industries

     Shaw is a leading manufacturer and distributor of carpet and rugs for residential and commercial use. Shaw also provides installation services and offers hardwood floor and other floor coverings. Berkshire acquired 87.3% of the common stock of Shaw in January 2001 and the remainder of the outstanding stock in January 2002. Shaw’s revenues in 2003 of $4,660 million increased by $326 million (7.5%) over 2002, and 2002 revenues increased 8.0% over 2001. The increase in 2003 revenues reflects a 6.1% increase in carpet sales revenues as well as increased sales of hard floor surfaces. Shaw’s revenues in 2003 also include the results from Dixie Group, a carpet and rug manufacturer acquired in November. In 2003, Shaw’s pre-tax earnings totaled $436 million, an increase of $12 million (2.8%) over 2002. Shaw’s operating results in 2003 benefited from increased sales and lower borrowing costs.

     Other businesses

     Revenues in 2003 from Berkshire’s other businesses as compared to 2002 increased $665 million to $3,040 million and pre-tax earnings increased $105 million to $486 million. Berkshire’s other non-insurance businesses consist of the results of numerous smaller businesses. The increase in revenues and pre-tax earnings of other businesses in 2003 was primarily due to the inclusion of the results of businesses acquired in 2002 from their respective acquisition dates (Larson-Juhl—February 8, 2002, The Pampered Chef and CTB International—both October 31, 2002).

     Equity in earnings of MidAmerican Energy Holdings Company

     Earnings from MidAmerican represent Berkshire’s share of MidAmerican’s net earnings, as determined under the equity method. Earnings from MidAmerican totaled $429 million in 2003, $359 million in 2002 and $134 million in 2001. MidAmerican’s earnings increased in 2003 due to improved results in its utility businesses, the effects of the acquisition during 2002 and the subsequent expansion during 2003 of two natural gas pipelines and increased earnings from its real estate brokerage business due to acquisitions and increased transaction volume. See Note 3 to the Consolidated Financial Statements for additional information regarding Berkshire’s investments in MidAmerican.

     Purchase-Accounting Adjustments

     Purchase-accounting adjustments reflect the after-tax effect on net earnings with respect to the amortization of fair value adjustments to certain assets and liabilities recorded at various business acquisition dates. Prior to 2002, this amount also included goodwill amortization. Effective January 1, 2002, Berkshire ceased amortizing goodwill of previously acquired businesses in accordance with the provisions of SFAS No. 142.

     Realized Investment Gains

     Realized investment gains and losses have been a recurring element in Berkshire’s net earnings for many years. Such amounts are recorded when investments are: (1) sold or disposed; (2) impaired; or (3) marked-to-market with a corresponding gain or loss included in earnings. Such amounts also include realized and unrealized gains or losses associated with certain derivatives contracts. Realized investment gains may fluctuate significantly from period to period, resulting in a meaningful effect on reported net earnings. However, the amount of realized gains in a given period has no practical analytical value, given the magnitude of unrealized gains existing in Berkshire’s consolidated investment portfolio.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Realized Investment Gains (Continued)

     The Consolidated Statements of Earnings include after-tax realized investment gains of $2,729 million in 2003, $566 million in 2002 and $923 million in 2001. These gains were net of after-tax losses of $188 million in 2003, $373 million in 2002 and $161 million in 2001 related to “other-than-temporary” impairments. Management evaluates investments for impairment as of each balance sheet date. Factors considered in determining whether an impairment charge is warranted include the length of time the unrealized loss has existed, the financial condition of the investee, future business prospects and creditworthiness of the investee, and Berkshire’s ability and intent to hold the investment until the value recovers. When an impairment charge is recorded, the cost of the investment is written down to fair value through a charge to earnings. Consequently, impairment charges from essentially all of Berkshire’s “other-than-temporarily” impaired investments produced little effect on total shareholders’ equity because these investments were already carried at fair value with the difference between fair value and cost included in shareholders’ equity as a component of accumulated other comprehensive income.

     After-tax realized gains also included $536 million in 2003 and $193 million in 2002 of realized and unrealized gains on foreign currency forward contracts entered into during the last two years. After-tax unrealized gains included in earnings with respect to open contracts totaled $414 million as of December 31, 2003 and $193 million at December 31, 2002. The gains in each year were due primarily to the decline in the value of the U.S. dollar against certain foreign currencies.

Financial Condition

     Berkshire’s balance sheet continues to reflect significant liquidity and a strong capital base. Consolidated shareholders’ equity at December 31, 2003 totaled $77.6 billion. Consolidated cash and invested assets, excluding assets of finance and financial products businesses, totaled approximately $95.6 billion at December 31, 2003, (including $31.3 billion in cash and cash equivalents) and totaled $80.5 billion at December 31, 2002. During 2003, the market prices of Berkshire’s holdings in equity and fixed maturity securities increased significantly and cash flow generated from operations was about $8.2 billion. During 2003, Berkshire deployed about $3.2 billion in internally generated cash for business acquisitions and during the preceding two years, cash of $7.3 billion was utilized in business acquisitions, and $1.7 billion was utilized for additional investments in MidAmerican.

     Berkshire’s consolidated notes payable and other borrowings, excluding borrowings of finance businesses, totaled $4.2 billion at December 31, 2003 and $4.8 billion at December 31, 2002. During 2003, commercial paper and short-term borrowings of subsidiaries declined $642 million from prepayments arising from strong operating cash flow at Shaw and utilization of excess cash by General Re. Other borrowings consist primarily of debt of subsidiaries and investment contracts issued by Berkshire.

     In May 2002, Berkshire issued the SQUARZ securities, which consist of $400 million par amount of senior notes due in November 2007 together with warrants to purchase 4,464 Class A equivalent shares of Berkshire common stock, which expire in May 2007. A warrant premium is payable to Berkshire at an annual rate of 3.75% and interest is payable to note holders at a rate of 3.00%. Each warrant provides the holder the right to purchase either 0.1116 shares of Class A or 3.348 shares of Class B stock for $10,000. In addition, holders of the senior notes have the option to require Berkshire to repurchase the senior notes at par annually each May 15 from 2004 through 2006, provided that the holders also surrender a corresponding amount of warrants for cancellation. All warrants and senior notes were outstanding as of December 31, 2003.

     Assets of the finance and financial products businesses totaled $28.3 billion at December 31, 2003 and $34.1 billion at December 31, 2002. The overall decline reflects a $6 billion decline in assets of BH Finance as a result of the liquidation of certain fixed income investments, FINOVA loan prepayments totaling $1.65 billion and a decline in assets of GRS, which is in run-off. The outstanding loan to FINOVA as of December 31, 2003 and corresponding borrowing from Fleet (each $525 million) were fully repaid in February 2004.

     As of December 31, 2003, finance assets included approximately $3.8 billion in assets of Clayton, which was acquired by Berkshire in August 2003. Clayton is a leading builder of manufactured housing, provides financing and services loans to customers, and acquires other installment loan portfolios. Prior to its acquisition, Clayton securitized and sold a significant portion of its installment loans through special purpose entities. In early 2003, Clayton discontinued loan securitizations and sales. Since being acquired by Berkshire, Clayton retained loan portfolios have increased by about $1.3 billion. Loan portfolios are expected to continue to grow over time.

     Notes payable and other borrowings of Berkshire’s finance and financial products businesses totaled $4.9 billion at December 31, 2003 and $4.5 billion at December 31, 2002. During the last four months of 2003, Berkshire Hathaway Finance Corporation issued a total of $2.0 billion par amount of medium term notes due from

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition (Continued)

2008 through 2013. The proceeds of these issues were used to finance new and existing loans of Clayton. The medium term notes are guaranteed by Berkshire. Additional borrowings are expected in the future as retained loan portfolios continue to increase.

     Berkshire believes that it currently maintains sufficient liquidity to cover its existing requirements and provide for contingent liquidity.

Contractual Obligations

     Berkshire and its subsidiaries have contractual obligations associated with ongoing business and financing activities, which will result in cash payments in future periods. Certain of those obligations, such as notes payable and other borrowings and related interest payments, are reflected in the Consolidated Financial Statements. In addition, Berkshire and subsidiaries have entered into long-term contracts to acquire goods or services in the future, which are not currently reflected in the financial statements and will be reflected in future periods as the goods are delivered or services provided. A summary of contractual obligations follows. Amounts are in millions.

	Payments due by period
Contractual obligations	Total	2004	2005-2006	2007-2008	2009 and after
Notes payable and other borrowings (1)	$12,107	$3,225	$1,015	$2,104	$5,763
Securities sold under agreements to repurchase (1)	7,958	7,958	—	—	—
Operating leases	1,508	322	505	334	347
Purchase obligations (2)	6,842	2,561	1,808	1,418	1,055
Other (3)	924	202	173	125	424

Total	$29,339	$14,268	$3,501	$3,981	$7,589

(1)	Includes interest

(2)	Principally relates to NetJets aircraft purchases

(3)	Principally employee benefits and deferred compensation

Critical Accounting Policies

     In applying certain accounting policies, Berkshire’s management is required to make estimates and judgments regarding transactions that have occurred and ultimately will be settled several years in the future. Amounts recognized in the financial statements from such estimates are necessarily based on assumptions about numerous factors involving varying, and possibly significant, degrees of judgment and uncertainty. Accordingly, the amounts currently recorded in the financial statements may prove, with the benefit of hindsight, to be inaccurate. The balance sheet items most significantly affected by these estimates are property and casualty insurance and reinsurance related liabilities.

     Berkshire records liabilities for unpaid losses and loss adjustment expenses under property and casualty insurance and reinsurance contracts based upon estimates of the ultimate amounts payable under the contracts related to losses occurring on or before the balance sheet date. Berkshire uses a variety of techniques to establish and review the liabilities for unpaid losses recorded as of the balance sheet date. While techniques may vary, significant judgments and assumptions are necessary in projecting the ultimate amount payable in the future with respect to loss events that have occurred as of the balance sheet date.

     Reserves for unpaid losses and loss adjustment expenses are established by policy type (or line) or individual coverage within the policy type. Reserves may consist of individual case estimates, supplemental case estimates, development estimates and incurred-but-not-reported (“IBNR”) claim estimates. Once reported, certain casualty claims may take years to settle, especially if legal action is involved. Liabilities may also reflect implicit or explicit assumptions regarding the potential effects of future economic and social inflation, judicial decisions, law changes, and recent trends in such factors.

     Berkshire uses a variety of techniques as tools in establishing and evaluating aggregate reserve amounts. Techniques used vary within each business depending upon the availability of reliable information. Statistical techniques may include detailed analysis of historical amounts of losses incurred or paid, claim frequency and severity data, average paid or incurred loss data, closed claim data, paid or incurred loss ratios or other measurements. Statistical techniques are more reliable when a sufficient volume of historical loss information exists. Significant changes to policy terms or coverages or in volumes of business written (and, therefore, loss exposures), or changes in the insurance laws or legal environment can cause historical statistical data to be less reliable in projecting the ultimate amount of losses as of the balance sheet date. Statistical analysis may be based

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies (Continued)

upon internally developed loss experience, the experience of individual clients or groups of clients, or overall industry-wide experience. Reserving techniques are based more upon informed judgment when statistical data is insufficient or unavailable. Management must make judgments regardless of the techniques used.

     As of any balance sheet date, all claims that have occurred have not yet been reported to Berkshire, and if reported may not have been settled. The time period between the occurrence of a loss and the time it is settled by the insurer or reinsurer is referred to as the “claim-tail.” Property claims usually have a fairly short claim-tail and, absent claim litigation, are reported and settled within no more than a few years of the balance sheet date. Casualty losses, on the other hand, can have a very long claim-tail, occasionally extending for decades. In addition, casualty claims are more susceptible to litigation and can be significantly affected by changing contract interpretations and to the legal environment, which contributes to the extended claim-tail. The claim-tail for reinsurers is further extended due to delayed reporting by ceding insurers or reinsurers due to contractual provisions or reporting practices.

     The process of establishing reserves for losses assumed under reinsurance contracts requires additional estimation and judgments by management. Loss reserve estimates are based primarily on claims reported by ceding companies (such amounts generally exclude IBNR claim estimates), analysis of historical claim reporting patterns of ceding companies, and estimates of expected overall loss amounts. Techniques for estimating facultative (or individual) reinsurance losses can be similar to those techniques used by primary insurers and subject to the same caveats. In estimating losses assumed under treaty reinsurance (groups of losses), claim frequency or count analyses may not be used because such data is either not provided by ceding companies or otherwise not timely or reliable. Loss reserves established by line of business and type of coverage are regularly re-evaluated with appropriate adjustments being made to bring reserves in line with the revised estimates.

     IBNR reserves are largely comprised of casualty exposures, which include workers’ compensation losses. These claims tend to be reported by and settled with ceding companies over long time periods. Therefore, such claims are subject to a higher degree of estimation error as a result of changes in the legal environment, jury awards, medical cost trends and general cost inflation. Based upon statistical analysis of past reporting trends, Berkshire estimates how much IBNR is required to cover claims that will be reported by ceding companies in future years. Subsequently, as claims are reported, amounts are measured against previous expectations, with variances (positive or negative) recognized in earnings as a component of losses and loss adjustment expenses. Significant variances between expected claims and reported claims are analyzed and considered when revising estimates for remaining IBNR reserve levels.

     Due to the inherent uncertainties in the processes and judgments used in establishing reserves, and because expected losses are an input in establishing premium rates for new policies, Berkshire’s management believes it is appropriate to establish reserve levels using a reasonable level of caution, especially with respect to casualty claims.

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

     A summary of Berkshire’s consolidated liabilities for unpaid property and casualty losses are in the table below. The amount of losses recorded in each of the past two years relating to prior years’ loss occurrences is expressed as a percentage of total net premiums earned as well as a percentage of the net reserve balance established as of the beginning of the year. Dollars are in millions.

	Unpaid losses		Net unpaid losses*
	Dec.31, 2003	Dec.31, 2002	Dec.31, 2003	Dec.31, 2002
General Re	$23,820	$23,326	$20,787	$20,784
BHRG	15,769	15,516	12,513	11,990
GEICO	4,492	4,010	4,282	3,816
Berkshire Hathaway Primary	1,312	919	1,217	834

Total	$45,393	$43,771	$38,799	$37,424

Losses incurred related to prior years			$480 **	$1,540 **

Losses as a % of net reserves beginning of the year			1.3%	4.5%

Losses as a % of net premiums earned current year			2.4%	8.9%

*	Net of reinsurance recoverable and deferred charges reinsurance assumed.

**	Includes amortization of deferred charges and includes accretion of discounts on General Re workers’ compensation reserves (See Note 11 to the Consolidated Financial Statements).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies (Continued)

     In each year, General Re’s casualty reserve estimates for prior years’ losses have increased. In addition, the net reserves of BHRG’s retroactive reinsurance policies have increased each year, primarily as a consequence of amortization of deferred charges. As shown in the table, a relatively small percentage change in estimates of this magnitude will result in a material effect on reported earnings. A hypothetical 5% increase in estimated net unpaid losses at December 31, 2003, would produce a $1.9 billion charge to pre-tax earnings. Future effects from changes in these estimates will be recorded as a component of losses incurred in the period of the change.

     Berkshire records deferred charges as assets on its balance sheet with respect to liabilities assumed under retroactive reinsurance contracts. At the inception of these contracts the deferred charges represent the difference between the consideration received and the estimated ultimate liability for unpaid losses. The deferred charges are amortized as a component of losses incurred using the interest method over an estimate of the ultimate claim payment period. The deferred charge balance may be adjusted periodically to reflect new projections of the amount and timing of loss payments. Adjustments to these assumptions are applied retrospectively from the inception of the contract. Unamortized deferred charges totaled $3.1 billion at December 31, 2003. Significant changes in either the timing or ultimate amount of loss payments may have a significant effect on unamortized deferred charges and the amount of periodic amortization.

     Berkshire’s Consolidated Balance Sheet as of December 31, 2003 includes goodwill of acquired businesses of approximately $22.9 billion. These amounts have been recorded as a result of Berkshire’s numerous prior business acquisitions accounted for under the purchase method. Prior to 2002, goodwill from each acquisition was generally amortized as a charge to earnings over periods not exceeding 40 years. Under SFAS No. 142, which was adopted by Berkshire as of January 1, 2002, periodic amortization ceased, in favor of an impairment-only accounting model.

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

     Berkshire’s consolidated financial position reflects large amounts of invested assets, including assets of its finance and financial products businesses. A substantial portion of these assets are carried at fair values based upon current market quotations and, when not available, based upon fair value pricing models. Certain fixed maturity securities Berkshire owns are not actively traded in the markets. Further, Berkshire’s finance businesses maintain significant balances of finance receivables, which are carried at amortized cost. Considerable judgment is required in determining the assumptions used in certain pricing models, including interest rate, loan prepayment speed, credit risk and liquidity risk assumptions. Significant changes in these assumptions can have a significant effect on carrying values.

Market Risk Disclosures

     Berkshire’s Consolidated Balance Sheet includes a substantial amount of assets and liabilities whose fair values are subject to market risks. Berkshire’s significant market risks are primarily associated with interest rates and equity prices and to a lesser degree derivatives. The following sections address the significant market risks associated with Berkshire’s business activities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Market Risk Disclosures (Continued)

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

     The fair values of Berkshire’s fixed maturity investments and notes payable and other borrowings will fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions. Fixed interest rate investments may be more sensitive to interest rate changes than variable rate investments.

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

		Estimated Fair Value after
		Hypothetical Change in Interest Rates
		(bp=basis points)
		100 bp	100 bp	200 bp	300 bp
	Fair Value	decrease	increase	increase	increase
Insurance and other businesses

As of December 31, 2003
Investments in securities with fixed maturities	$26,116	$27,113	$25,220	$24,333	$23,550
Notes payable and other borrowings	4,334	4,397	4,277	4,226	4,177

As of December 31, 2002
Investments in securities with fixed maturities	$38,096	$40,411	$36,087	$34,129	$32,262
Notes payable and other borrowings	4,925	5,010	4,847	4,777	4,712

Finance and financial products businesses *

As of December 31, 2003
Investments in securities with fixed maturities and loans and finance receivables	$14,573	$14,905	$14,323	$13,987	$13,557
Notes payable and other borrowings **	11,617	11,838	11,419	11,244	11,079

As of December 31, 2002
Investments in securities with fixed maturities and loans and finance receivables	$20,011	$20,152	$20,062	$19,779	$19,161
Notes payable and other borrowings **	17,237	17,317	17,112	17,032	16,962

*	Excludes General Re Securities – See Financial Products Risk section for discussion of risks associated with this business.

**	Includes securities sold under agreements to repurchase.

     Equity Price Risk

     Strategically, Berkshire strives to invest in businesses that possess excellent economics, with able and honest management and at sensible prices. Berkshire’s management prefers to invest a meaningful amount in each investee. Accordingly, Berkshire’s equity investments are concentrated in relatively few investees. At December 31, 2003, 68.9% of the total fair value of equity investments was concentrated in four investees.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Market Risk Disclosures (Continued)

Equity Price Risk (Continued)

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

     The table below summarizes Berkshire’s equity price risks as of December 31, 2003 and 2002 and shows the effects of a hypothetical 30% increase and a 30% decrease in market prices as of those dates. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due both to the nature of equity markets and the aforementioned concentrations existing in Berkshire’s equity investment portfolio. Dollars are in millions.

			Estimated	Hypothetical
			Fair Value after	Percentage
		Hypothetical	Hypothetical	Increase (Decrease) in
	Fair Value	Price Change	Change in Prices	Shareholders’ Equity
As of December 31, 2003	$35,287	30% increase	$45,873	8.9
		30% decrease	24,701	(8.9)
As of December 31, 2002	$28,363	30% increase	$36,872	8.6
		30% decrease	19,854	(8.6)

     Derivatives Risk

     Berkshire’s derivatives risks are concentrated in the operations of General Re Securities (“GRS”), a dealer in various types of derivative instruments in conjunction with offering risk management products to its clients. Effective January 2002, GRS commenced the run-off of its business. It is expected that the run-off will take several years to complete. Since January 2002, approximately two-thirds of GRS’s contracts have been terminated. GRS manages its market risk from derivatives by estimating the effect on operating results of potential changes in market variables over time, based on historical market volatility, correlation data and informed judgment. GRS’s weekly maximum aggregate market risk target was $15 million in 2003 and weekly losses exceeded that amount on two occasions. In addition to these daily and weekly assessments of risk, GRS prepares periodic stress tests to assess its exposure to extreme movements in various market risk factors. The estimated average expected weekly market risk, as calculated using the methodology described over one week intervals was $5 million in 2003 and $4 million in 2002.

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

     During 2003 and 2002, Berkshire entered into a significant number and amount of foreign currency forward contracts. Generally, these contracts provide that Berkshire receive certain foreign currencies and pay U.S. dollars at specified exchange rates and at specified future dates. Management entered into these contracts as an overall economic hedge of Berkshire’s net assets and business activities. The value of these contracts is subject to change due primarily to changes in the spot exchange rates and to a lesser degree, interest rates and time value. The

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Market Risk Disclosures (Continued)

     Derivatives Risk (Continued)

     duration of the contracts is generally less than twelve months. The aggregate notional value of such contracts at December 31, 2003 was approximately $11 billion. Unrealized gains from these contracts totaled approximately $630 million at December 31, 2003.

     Berkshire monitors the currency positions daily for each currency. The following table summarizes the outstanding foreign currency forward contracts as of December 31, 2003 and shows the estimated changes in values of the contracts assuming changes in the underlying exchange rates applied immediately and uniformly across all currencies. The changes in value do not necessarily reflect the best or worst case results and therefore, actual results may differ. Dollars are in millions.

			Estimated Fair Value Assuming a Hypothetical
			Percentage Increase (Decrease) in the Value of
			Foreign Currencies Versus the U.S. Dollar
	Fair Value	(20%)	(10%)	(1%)	1%	10%	20%
As of December 31, 2003	$630	$(1,583)	$(512)	$512	$748	$1,865	$3,230

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

     Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause the Company’s actual performance and future events and actions to differ materially from such forward-looking statements, include, but are not limited to, changes in market prices of Berkshire’s significant equity investees, the occurrence of one or more catastrophic events, such as an earthquake, hurricane or an act of terrorism that causes losses insured by Berkshire’s insurance subsidiaries, changes in insurance laws or regulations, changes in Federal income tax laws, and changes in general economic and market factors that affect the prices of securities or the industries in which Berkshire and its affiliates do business, especially those affecting the property and casualty insurance industry.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     See “Market Risk disclosures” contained in item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders
Berkshire Hathaway Inc.

We have audited the accompanying consolidated balance sheets of Berkshire Hathaway Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of earnings, cash flows and changes in shareholders’ equity and comprehensive income for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Berkshire Hathaway Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, effective January 1, 2002.

DELOITTE & TOUCHE LLP
March 4, 2004

Omaha, Nebraska

Item 8. Financial Statements and Supplementary Data

BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(dollars in millions except per share amounts)

	December 31,
	2003	2002
ASSETS
Insurance and Other:
Cash and cash equivalents	$31,262	$10,283
Investments:
Fixed maturity securities	26,116	38,096
Equity securities	35,287	28,363
Other	2,924	3,752
Receivables	12,314	13,153
Inventories	3,656	3,030
Property, plant and equipment	6,260	5,368
Goodwill of acquired businesses	22,948	22,298
Deferred charges reinsurance assumed	3,087	3,379
Other	4,468	4,023

	148,322	131,745

Investments in MidAmerican Energy Holdings Company	3,899	3,651

Finance and Financial Products:
Cash and cash equivalents	4,695	2,465
Investments in fixed maturity securities:
Available-for-sale	9,092	15,666
Other	711	1,187
Trading account assets	4,519	6,874
Loans and finance receivables	4,951	3,863
Other	4,370	4,093

	28,338	34,148

	$180,559	$169,544

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Losses and loss adjustment expenses	$45,393	$43,771
Unearned premiums	6,308	6,694
Life and health insurance benefits	2,872	2,642
Other policyholder liabilities	3,635	4,218
Accounts payable, accruals and other liabilities	6,386	4,995
Income taxes, principally deferred	11,479	8,051
Notes payable and other borrowings	4,182	4,775

	80,255	75,146

Finance and Financial Products:
Securities sold under agreements to repurchase	7,931	13,789
Trading account liabilities	5,445	7,274
Notes payable and other borrowings	4,937	4,513
Other	3,650	3,394

	21,963	28,970

Total liabilities	102,218	104,116

Minority shareholders’ interests	745	1,391

Shareholders’ equity:
Common stock - Class A, $5 par value and Class B, $0.1667 par value	8	8
Capital in excess of par value	26,151	26,028
Accumulated other comprehensive income	19,556	14,271
Retained earnings	31,881	23,730

Total shareholders’ equity	77,596	64,037

	$180,559	$169,544

See accompanying Notes to Consolidated Financial Statements

Item 8. Financial Statements and Supplementary Data

BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in millions except per share amounts)

	Year Ended December 31,
	2003	2002	2001
Revenues:
Insurance and Other:
Insurance premiums earned	$21,493	$19,182	$17,905
Sales and service revenues	32,098	16,958	14,507
Interest, dividend and other investment income	3,098	2,943	2,765
Realized investment gains	2,914	340	1,363

	59,603	39,423	36,540

Finance and Financial Products:
Interest income	1,093	1,497	1,377
Realized investment gains	1,215	578	125
Other	1,948	737	551

	4,256	2,812	2,053

	63,859	42,235	38,593

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	14,927	15,256	18,385
Insurance underwriting expenses	4,848	4,324	3,574
Cost of sales and services	25,737	11,971	10,340
Selling, general and administrative expenses	4,228	3,033	2,735
Goodwill amortization	—	—	572
Interest expense	153	192	205

	49,893	34,776	35,811

Finance and Financial Products:
Interest expense	319	533	763
Other	2,056	926	715

	2,375	1,459	1,478

	52,268	36,235	37,289

Earnings before income taxes and equity in earnings of MidAmerican Energy Holdings Company	11,591	6,000	1,304
Equity in earnings of MidAmerican Energy Holdings Company	429	359	134

Earnings before income taxes and minority interests	12,020	6,359	1,438
Income taxes	3,805	2,059	590
Minority shareholders’ interests	64	14	53

Net earnings	$8,151	$4,286	$795

Average common shares outstanding *	1,535,405	1,533,294	1,527,234
Net earnings per common share *	$5,309	$2,795	$521

*	Average shares outstanding include average Class A common shares and average Class B common shares determined on an equivalent Class A common stock basis. Net earnings per common share shown above represents net earnings per equivalent Class A common share. Net earnings per Class B common share is equal to one-thirtieth (1/30) of such amount or $177 per share for 2003, $93 per share for 2002, and $17 per share for 2001.

See accompanying Notes to Consolidated Financial Statements

Item 8. Financial Statements and Supplementary Data

BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net earnings	$8,151	$4,286	$795
Adjustments to reconcile net earnings to cash flows from operating activities:
Realized investment gains	(4,129)	(918)	(1,488)
Depreciation and amortization	520	520	945
Changes in assets and liabilities before effects from business acquisitions:
Losses and loss adjustment expenses	397	3,209	7,571
Deferred charges reinsurance assumed	292	(147)	(498)
Unearned premiums	(585)	1,880	929
Receivables	2,018	(896)	219
Accounts payable, accruals and other liabilities	(907)	1,062	(339)
Finance businesses operating activities	1,558	2,940	(1,083)
Income taxes	505	195	(329)
Other	437	(996)	(148)

Net cash flows from operating activities	8,257	11,135	6,574

Cash flows from investing activities:
Purchases of securities with fixed maturities	(9,924)	(16,288)	(16,475)
Purchases of equity securities	(1,842)	(1,756)	(1,075)
Proceeds from sales of securities with fixed maturities	17,650	9,108	8,427
Proceeds from redemptions and maturities of securities with fixed maturities	9,847	6,740	4,305
Proceeds from sales of equity securities	3,159	1,340	3,881
Loans and investments originated in finance businesses	(3,046)	(2,281)	(9,502)
Principal collection on loans and investments originated in finance businesses	4,241	5,226	4,126
Acquisitions of businesses, net of cash acquired	(3,213)	(2,620)	(4,697)
Other	(759)	(780)	(684)

Net cash flows from investing activities	16,113	(1,311)	(11,694)

Cash flows from financing activities:
Proceeds from borrowings of finance businesses	2,479	211	6,288
Proceeds from other borrowings	822	1,472	824
Repayments of borrowings of finance businesses	(2,260)	(3,802)	(865)
Repayments of other borrowings	(783)	(774)	(798)
Change in short term borrowings of finance businesses	(63)	(1,207)	794
Changes in other short term borrowings	(642)	380	(345)
Other	(714)	146	116

Net cash flows from financing activities	(1,161)	(3,574)	6,014

Increase in cash and cash equivalents	23,209	6,250	894
Cash and cash equivalents at beginning of year	12,748	6,498	5,604

Cash and cash equivalents at end of year *	$35,957	$12,748	$6,498

* Cash and cash equivalents at end of year are comprised of the following:
Insurance and Other	$31,262	$10,283	$5,313
Finance and Financial Products	4,695	2,465	1,185

	$35,957	$12,748	$6,498

See accompanying Notes to Consolidated Financial Statements

Item 8. Financial Statements and Supplementary Data

BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(dollars in millions)

	Year Ended December 31,
	2003	2002	2001
Class A & B Common Stock
Balance at beginning and end of year	$8	$8	$8

Capital in Excess of Par Value
Balance at beginning of year	$26,028	$25,607	$25,524
Common stock issued in connection with business acquisitions	—	324	—
Exercise of stock options issued in connection with business acquisitions and SQUARZ warrant premiums	123	97	83

Balance at end of year	$26,151	$26,028	$25,607

Retained Earnings
Balance at beginning of year	$23,730	$19,444	$18,649
Net earnings	8,151	4,286	795

Balance at end of year	$31,881	$23,730	$19,444

Accumulated Other Comprehensive Income
Unrealized appreciation of investments	$12,049	$3,140	$(5,583)
Applicable income taxes	(4,158)	(1,147)	1,956
Reclassification adjustment for appreciation included in net earnings	(4,129)	(918)	(1,488)
Applicable income taxes	1,379	341	536
Foreign currency translation adjustments and other	267	272	(114)
Applicable income taxes	(127)	(65)	24
Minimum pension liability adjustment	1	(279)	(35)
Applicable income taxes	(3)	29	12
Other	6	7	40

Other comprehensive income (loss)	5,285	1,380	(4,652)
Accumulated other comprehensive income at beginning of year	14,271	12,891	17,543

Accumulated other comprehensive income at end of year	$19,556	$14,271	$12,891

Comprehensive Income
Net earnings	$8,151	$4,286	$795
Other comprehensive income (loss)	5,285	1,380	(4,652)

Total comprehensive income (loss)	$13,436	$5,666	$(3,857)

See accompanying Notes to Consolidated Financial Statements

Item 8. Financial Statements and Supplementary Data

BERKSHIRE HATHAWAY INC.
and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

(1)	Significant accounting policies and practices

(a)	Nature of operations and basis of consolidation

Berkshire Hathaway Inc. (“Berkshire” or “Company”) is a holding company owning subsidiaries engaged in a number of diverse business activities. The most important of these are property and casualty insurance businesses conducted on both a primary and reinsurance basis. Further information regarding these businesses and Berkshire’s other reportable business segments is contained in Note 20. Berkshire initiated and/or consummated a number of business acquisitions over the past three years which are discussed in Note 2.

The accompanying Consolidated Financial Statements include the accounts of Berkshire consolidated with the accounts of all of its subsidiaries and affiliates in which Berkshire holds a controlling financial interest as of the financial statement date. Normally control reflects ownership of a majority of the voting interests. Other factors considered in determining whether control is held include whether Berkshire provides significant financial support as a result of its authority to purchase or sell assets or make other operating decisions that significantly affect the entity’s results of operations and whether Berkshire bears a majority of the financial risks.

Intercompany accounts and transactions have been eliminated. Certain amounts in 2002 and 2001 have been reclassified to conform with the current year presentation.

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

Cash equivalents consist of funds invested in U.S. Treasury Bills, money market accounts, and in other investments with a maturity of three months or less when purchased.

(d)	Investments

Berkshire’s management determines the appropriate classifications of investments in fixed maturity securities and equity securities at the time of acquisition and re-evaluates the classifications at each balance sheet date. Berkshire’s investments in fixed maturity and equity securities are primarily classified as available-for-sale, except for certain securities held by finance businesses which are classified as held-to-maturity.

Held-to-maturity investments are carried at amortized cost, reflecting Berkshire’s intent and ability to hold the securities to maturity. Available-for-sale securities are stated at fair value with net unrealized gains or losses reported as a component of accumulated other comprehensive income.

Realized gains and losses arise when investments are sold (as determined on a specific identification basis) or are other-than-temporarily impaired and are included in the Consolidated Statements of Earnings. Berkshire reviews investments classified as held-to-maturity or available-for-sale as of each balance sheet date with respect to investments of an issuer carried at a net unrealized loss. If in management’s

Item 8. Financial Statements and Supplementary Data

(1)	Significant accounting policies and practices (Continued)

(d)	Investments (Continued)

judgement, the decline in value is other-than-temporary, the cost of the investment is written down to fair value with a corresponding charge to earnings. Factors considered in determining whether an impairment exists include: the financial condition, business prospects and creditworthiness of the issuer, the length of time that the asset’s fair value has been less than cost, and Berkshire’s ability and intent to hold such investments until the fair value recovers.

Berkshire utilizes the equity method of accounting with respect to investments where it exercises significant influence, but not control, over the policies of the investee. A voting interest of at least 20% and no greater than 50% is normally a prerequisite for utilizing the equity method. However Berkshire may apply the equity method with less than 20% voting interests based upon the facts and circumstances including representation on the Board of Directors, contractual veto or approval rights, participation in policy making processes and the existence or absence of other significant owners. Berkshire applies the equity method to investments in common stock and investments in preferred stock when such preferred stock possesses substantially identical subordinated interests to common stock. Berkshire accounts for investments in unconsolidated limited partnerships under the equity method.

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

(e)	Loans and finance receivables

Loans and finance receivables consist of commercial and consumer loans originated or purchased by Berkshire’s finance and financial products businesses. Loans and finance receivables are carried at amortized cost.

(f)	Derivatives

Derivative contracts are predominantly used to manage economic risks associated with financial instruments of finance and financial products businesses, including other derivative contracts. In addition, Berkshire enters into derivative contracts to manage general economic risks of the Company as a whole. Derivative instruments include interest rate, currency and equity swaps and options, interest rate caps and floors, futures and forward contracts and foreign currency exchange contracts.

Berkshire carries all derivative contracts at estimated fair value. These contracts are classified as trading account assets or trading account liabilities in the accompanying Consolidated Balance Sheets and reflect reductions permitted under master netting agreements with counterparties. The fair values of these instruments represent the present value of expected future cash flows under the contract, which is a function of underlying interest rates, currency rates, security values, related volatility, the creditworthiness of counterparties and duration of the contract. Future changes in these factors or a combination thereof may affect the fair value of these instruments. Most derivative contracts entered into by Berkshire are not designated as hedges for accounting purposes. Realized and unrealized gains and losses from such contracts are included in the Consolidated Statements of Earnings.

(g)	Securities sold under agreements to repurchase

Securities sold under agreements to repurchase are accounted for as collateralized borrowings and are recorded at the contractual repurchase amounts.

Item 8. Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements (Continued)

(1)	Significant accounting policies and practices (Continued)

(h)	Inventories

Inventories are stated at the lower of cost or market. Cost with respect to manufactured goods includes raw materials, direct and indirect labor and factory overhead. As of December 31, 2003, approximately 59% of the total inventory cost was determined using the last-in-first-out (“LIFO”) method, 28% using the first-in-first-out (“FIFO”) method, with the remainder using the specific identification method. With respect to inventories carried at LIFO cost, the aggregate difference in value between LIFO cost and cost determined under FIFO methods was not material as of December 31, 2003 and December 31, 2002.

(i)	Property, plant and equipment

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

(j)	Goodwill of acquired businesses

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

Effective January 1, 2002, Berkshire adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 eliminated the periodic amortization of goodwill in favor of an accounting model that is based solely upon impairment tests. Goodwill is reviewed for impairment using a variety of methods at least annually, and impairments, if any, are charged to earnings. Annual impairment tests are performed in the fourth quarter.

(k)	Revenue recognition

Insurance premiums for prospective property/casualty insurance and reinsurance and health reinsurance policies are earned in proportion to the level of insurance protection provided. In most cases, premiums are recognized as revenues ratably over their terms with unearned premiums computed on a monthly or daily pro rata basis. Premium adjustments on contracts and audit premiums are based on estimates made over the contract period. Premiums for retroactive reinsurance policies are earned at the inception of the contracts. Premiums for life reinsurance contracts are earned when due. Premiums earned are stated net of amounts ceded to reinsurers. Premiums are estimated with respect to certain reinsurance contracts where premiums are based upon reports from ceding companies for the reporting period that are contractually due after the balance sheet date.

Revenues from product sales are recognized upon passage of title to the customer, which generally coincides with customer pickup, product shipment, delivery or acceptance, depending on terms of the sales arrangement. Service revenues are recognized as the services are performed. Services provided pursuant to a contract are either recognized over the contract period, or upon completion of the elements specified in the contract, depending on the terms of the contract.

(l)	Losses and loss adjustment expenses

Liabilities for unpaid losses and loss adjustment expenses represent estimated claim and claim settlement costs of property/casualty insurance and reinsurance contracts with respect to losses that have occurred as of the balance sheet date. The liabilities for losses and loss adjustment expenses are recorded at the estimated ultimate payment amounts, except that amounts arising from certain workers’ compensation reinsurance business are discounted as discussed below. Estimated ultimate payment amounts are based upon (1) individual case estimates, (2) reports of losses from ceding insurers and (3) estimates of incurred but not reported (“IBNR”) losses.

The estimated liabilities of workers’ compensation claims assumed under reinsurance contracts are carried in the Consolidated Balance Sheets at discounted amounts. Discounted amounts are based upon an annual discount rate of 4.5% for claims arising prior to 2003 and 1% for claims arising after 2002. The

Item 8. Financial Statements and Supplementary Data

(1) Significant accounting policies and practices (Continued)

(l)	Losses and loss adjustment expenses (Continued)

lower rate for post-2002 claims reflects the lower interest rate environment prevailing in the United States. The discount rates are the same rates used under statutory accounting principles. The periodic discount accretion is included in the Consolidated Statements of Earnings as a component of losses and loss adjustment expenses.

(m)	Deferred charges reinsurance assumed

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

Changes to the expected timing and estimated amount of loss payments produce changes in the unamortized deferred charge balance. Such changes in estimates are accounted for retrospectively with the net effect included in amortization expense in the period of the change.

(n)	Reinsurance

Provisions for losses and loss adjustment expenses are reported in the accompanying Consolidated Statements of Earnings after deducting amounts recovered and estimates of amounts recoverable under reinsurance contracts. Reinsurance contracts do not relieve the ceding company of its obligations to indemnify policyholders with respect to the underlying insurance and reinsurance contracts.

(o)	Insurance premium acquisition costs

Certain costs of acquiring insurance premiums are deferred, subject to ultimate recoverability, and charged to income as the premiums are earned. Acquisition costs consist of commissions, premium taxes, advertising and other underwriting costs. The recoverability of premium acquisition costs, generally, reflects anticipation of investment income. The unamortized balances of deferred premium acquisition costs are included in other assets and were $1,278 million and $1,303 million at December 31, 2003 and 2002, respectively.

(p)	Foreign currency

The accounts of foreign-based subsidiaries are measured using the local currency as the functional currency. Revenues and expenses of these businesses are translated into U.S. dollars at the average exchange rate for the period. Assets and liabilities are translated at the exchange rate as of the end of the reporting period. Gains or losses from translating the financial statements of foreign-based operations are included in shareholders’ equity as a component of accumulated other comprehensive income. Gains and losses arising from other transactions denominated in a foreign currency are included in the Consolidated Statements of Earnings.

(q)	Deferred income taxes

Deferred income taxes are calculated under the liability method. Deferred tax assets and liabilities are recorded based on differences between the financial statement and tax bases of assets and liabilities at the enacted tax rates. Changes in deferred income tax assets and liabilities that are associated with components of other comprehensive income, primarily unrealized investment gains, are charged or credited directly to other comprehensive income. Otherwise, changes in deferred income tax assets and liabilities are included as a component of income tax expense.

(r)	Accounting pronouncements to be adopted in 2004

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revision to Statement No. 132, “Employers’ Disclosures about Pension Plans and Other Post Retirement Benefits”, which requires additional quantitative and qualitative disclosures concerning plan assets and benefit obligations. Certain of the new disclosures are effective immediately for U.S. plans and are included in Note 17.

Item 8. Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements (Continued)

(1) Significant accounting policies and practices (Continued)

(r)	Accounting pronouncements to be adopted in 2004 (Continued)

In December 2003, the FASB issued a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which was originally issued in January 2003. FIN 46, as revised, provides guidance on the consolidation of certain entities when control exists through other than voting (or similar) interests and was effective immediately with respect to entities created after January 31, 2003. For certain special purpose entities created prior to February 1, 2003, FIN 46, as revised, became effective for financial statements issued after December 15, 2003. FIN 46, as revised, is effective for all other entities created prior to February 1, 2003 beginning with financial statements for reporting periods ending after March 15, 2004.

FIN 46, as revised, requires consolidation by the majority holder of expected residual gains and losses of the activities of a variable interest entity (“VIE”). Berkshire is a limited partner in Value Capital L.P. (“Value Capital”), whose objective is to achieve income and capital growth from investment and arbitrage of fixed maturity securities. See Note 10. Neither Berkshire nor any of its subsidiaries possess any management authority over Value Capital and possess no voting or similar rights. Berkshire conducts no business activities with Value Capital. Berkshire does not guaranty or provide any financial support with respect to the obligations of Value Capital beyond its direct equity investment.

Berkshire has concluded that Value Capital meets the definition of a VIE under FIN 46, as revised. As the primary beneficiary of the VIE, Berkshire is required to consolidate Value Capital beginning in the first quarter of 2004. This change will have no effect on previously reported net earnings. Berkshire’s consolidated assets and liabilities will increase approximately $18.5 billion based upon the assets and liabilities of Value Capital as of December 31, 2003.

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

     On August 7, 2003, Berkshire acquired all the outstanding common stock of Clayton Homes, Inc. (“Clayton”) for cash consideration of approximately $1.7 billion in the aggregate. Clayton is a vertically integrated manufactured housing company with 20 manufacturing plants, 306 company owned stores, 535 independent retailers, 89 manufactured housing communities and financial services operations that provide mortgage services and insurance protection.

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

Item 8. Financial Statements and Supplementary Data

(2)	Significant business acquisitions (Continued)

     The Pampered Chef, LTD (“The Pampered Chef”)

     On October 31, 2002, Berkshire acquired The Pampered Chef, LTD. The Pampered Chef is the premier direct seller of kitchen tools in the U.S., primarily through branded product lines.

     In addition, Berkshire completed four business acquisitions during 2001. Information concerning these acquisitions follows.

     Shaw Industries, Inc. (“Shaw”)

     On January 8, 2001, Berkshire acquired approximately 87.3% of the common stock of Shaw for $19 per share, or $2.1 billion in the aggregate and in January 2002, Berkshire acquired the remaining shares in exchange for 4,505 shares of Berkshire Class A common stock and 7,063 shares of Berkshire Class B common stock. The aggregate market value of Berkshire stock issued was approximately $324 million. Shaw is the world’s largest manufacturer of tufted broadloom carpet and rugs for residential and commercial applications throughout the U.S. Shaw markets its residential and commercial products under a variety of brand names.

     Johns Manville Corporation (“Johns Manville”)

     On February 27, 2001, Berkshire acquired all of the outstanding shares of Johns Manville for $13 per share, or $1.8 billion in the aggregate. Johns Manville is a leading manufacturer of insulation and building products. Johns Manville manufactures and markets products for building and equipment insulation, commercial and industrial roofing systems, high-efficiency filtration media, and fibers and non-woven mats used as reinforcements in building and industrial applications.

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

     The results of operations for each of the entities acquired are included in Berkshire’s consolidated results of operations from the effective date of each acquisition. The following table sets forth certain unaudited consolidated earnings data for 2003 and 2002, as if each of the acquisitions discussed above were consummated on the same terms at the beginning of each year. Dollars are in millions, except per share amounts.

	2003	2002
Total revenues	$72,945	$66,194
Net earnings	8,203	4,512
Earnings per equivalent Class A common share	5,343	2,942

(3)	Investments in MidAmerican Energy Holdings Company

     On March 14, 2000, Berkshire acquired 900,942 shares of common stock and 34,563,395 shares of convertible preferred stock of MidAmerican Energy Holdings Company (“MidAmerican”) for $35.05 per share, or approximately $1.24 billion in the aggregate. During March 2002, Berkshire acquired 6,700,000 additional shares of the convertible preferred stock for $402 million. Such investments currently give Berkshire about a 9.9% voting interest and an 83.7% economic interest in the equity of MidAmerican (80.5% on a diluted basis). Since March 2000, Berkshire and certain of its subsidiaries also acquired approximately $1,728 million of 11% non-transferable trust preferred securities, of which $150 million were redeemed in August 2003. Mr. Walter Scott, Jr., a member of Berkshire’s Board of Directors, controls approximately 88% of the voting interest in MidAmerican.

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

Item 8. Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements (Continued)

(3)	Investments in MidAmerican Energy Holdings Company (Continued)

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

     Condensed consolidated balance sheets of MidAmerican are as follows. Amounts are in millions.

	December 31,	December 31,
	2003	2002
Assets:
Properties, plant, and equipment, net	$11,181	$10,285
Goodwill	4,306	4,258
Other assets	3,681	3,892

	$19,168	$18,435

Liabilities and shareholders’ equity:
Debt, except debt owed to Berkshire	$10,296	$10,286
Debt owed to Berkshire	1,578	1,728
Other liabilities and minority interests	4,523	4,127

	16,397	16,141
Shareholders’ equity	2,771	2,294

	$19,168	$18,435

     Condensed consolidated statements of earnings of MidAmerican for each of the three years in the period ending December 31, 2003 are as follows. Amounts are in millions.

	2003	2002	2001
Revenues	$6,145	$4,968	$4,973

Costs and expenses:
Cost of sales and operating expenses	3,944	3,189	3,522
Depreciation and amortization	610	526	539
Interest expense – debt held by Berkshire	184	118	50
Other interest expense	727	640	443

	5,465	4,473	4,554

Earnings before taxes	680	495	419
Income taxes and minority interests	264	115	276

Net earnings	$416	$380	$143

Item 8. Financial Statements and Supplementary Data

(4)	Investments in fixed maturity securities

     Investments in securities with fixed maturities as of December 31, 2003 and 2002 are shown below (in millions).

	Amortized	Unrealized	Unrealized	Fair
December 31, 2003	Cost	Gains	Losses	Value
Insurance and other:
Obligations of U.S. Treasury, U.S. government corporations and agencies	$2,019	$95	$(5)	$2,109
Obligations of states, municipalities and political subdivisions	4,659	241	—	4,900
Obligations of foreign governments	4,986	80	(26)	5,040
Corporate bonds and redeemable preferred stock	8,677	2,472	(23)	11,126
Mortgage-backed securities	2,802	145	(6)	2,941

	$23,143	$3,033	$(60)	$26,116

Finance and financial products, available-for-sale:
Obligations of U.S. Treasury, U.S. government corporations and agencies	$3,733	$320	$—	$4,053
Corporate bonds	704	79	—	783
Mortgage-backed securities	4,076	180	—	4,256

	$8,513	$579	$—	$9,092

Mortgage-backed securities, held-to-maturity	$563	$105	$—	$668

	Amortized	Unrealized	Unrealized	Fair
December 31, 2002	Cost	Gains	Losses	Value
Insurance and other:
Obligations of U.S. Treasury, U.S. government corporations and agencies	$9,091	$966	$—	$10,057
Obligations of states, municipalities and political subdivisions	6,346	280	(1)	6,625
Obligations of foreign governments	3,813	92	(2)	3,903
Corporate bonds and redeemable preferred stocks	10,120	1,041	(118)	11,043
Mortgage-backed securities	6,155	321	(8)	6,468

	$35,525	$2,700	$(129)	$38,096

Finance and financial products, available-for-sale:
Obligations of U.S. Treasury, U.S. government corporations and agencies	$3,543	$331	$—	$3,874
Corporate bonds	1,261	40	(10)	1,291
Mortgage-backed securities	10,202	299	—	10,501

	$15,006	$670	$(10)	$15,666

Mortgage-backed securities, held-to-maturity	$1,019	$178	$—	$1,197

     Shown below are the amortized cost and estimated fair values of securities with fixed maturities at December 31, 2003, by contractual maturity dates. Actual maturities will differ from contractual maturities because issuers of certain of the securities retain early call or prepayment rights. Amounts are in millions.

	Amortized	Fair
	Cost	Value
Due in 2004	$4,105	$4,217
Due 2005 – 2008	7,914	8,656
Due 2009 – 2013	8,590	10,018
Due after 2014	4,169	5,120

	24,778	28,011
Mortgage-backed securities	7,441	7,865

	$32,219	$35,876

Item 8. Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements (Continued)

(5)	Investments in equity securities

Data with respect to investments in equity securities are shown below. Amounts are in millions.

		Unrealized	Fair
	Cost	Gains(2)	Value
December 31, 2003
Common stock of:
American Express Company (1)	$1,470	$5,842	$7,312
The Coca-Cola Company	1,299	8,851	10,150
The Gillette Company	600	2,926	3,526
Wells Fargo & Company	463	2,861	3,324
Other equity securities	4,683	6,292	10,975

	$8,515	$26,772	$35,287

December 31, 2002
Common stock of:
American Express Company (1)	$1,470	$3,889	$5,359
The Coca-Cola Company	1,299	7,469	8,768
The Gillette Company	600	2,315	2,915
Wells Fargo & Company	306	2,191	2,497
Other equity securities	5,489	3,335	8,824

	$9,164	$19,199	$28,363

(1) Common shares of American Express Company (“AXP”) owned by Berkshire and its subsidiaries possessed approximately 11.8% of the voting rights of all AXP shares outstanding at December 31, 2003. The shares are held subject to various agreements which, generally, prohibit Berkshire from (i) unilaterally seeking representation on the Board of Directors of AXP and (ii) possessing 17% or more of the aggregate voting securities of AXP. Berkshire has entered into an agreement with AXP which will remain effective so long as Berkshire owns 5% or more of AXP’s voting securities. The agreement obligates Berkshire, so long as Kenneth Chenault is chief executive officer of AXP, to vote its shares in accordance with the recommendations of AXP’s Board of Directors. Additionally, subject to certain exceptions, Berkshire has agreed not to sell AXP common shares to any person who owns 5% or more of AXP voting securities or seeks to control AXP, without the consent of AXP.

(2) Net of unrealized losses of $65 million and $406 million as of December 31, 2003 and 2002, respectively.

(6)	Realized investment gains (losses)

Realized investment gains (losses) are summarized below (in millions).

	2003	2002	2001
Fixed maturity securities —
Gross realized gains	$2,715	$997	$536
Gross realized losses	(129)	(287)	(201)
Equity securities and other —
Gross realized gains	2,033	791	1,522
Gross realized losses	(490)	(583)	(369)

	$4,129	$918	$1,488

Net realized gains are reflected in the Consolidated Statements of Earnings as follows.

Insurance and other	$2,914	$340	$1,363
Finance and financial products	1,215	578	125

	$4,129	$918	$1,488

Item 8. Financial Statements and Supplementary Data

(7)	Receivables

Receivables of insurance and other businesses are comprised of the following (in millions).

	December 31,	December 31,
	2003	2002
Insurance premiums receivable	$5,183	$6,318
Reinsurance recoverables on unpaid losses	2,781	2,773
Trade and other receivables	4,791	4,437
Allowances for uncollectible accounts	(441)	(375)

	$12,314	$13,153

(8)	Goodwill of acquired businesses

     Effective January 1, 2002, Berkshire adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets.” SFAS 142 changed the accounting for goodwill from a model that required amortization of goodwill, supplemented by impairment tests, to an accounting model that is based solely upon impairment tests. Thus, Berkshire’s Consolidated Statements of Earnings for 2003 and 2002 include no periodic amortization of goodwill. In 2001, goodwill amortization, net of tax, was $636 million (or $416 per equivalent Class A share). Such amount included $78 million related to Berkshire’s equity method investment in MidAmerican. A reconciliation of the change in the carrying value of goodwill for 2003 and 2002 is as follows (in millions).

	2003	2002
Balance at beginning of year	$22,298	$21,510
Acquisitions of businesses	650	788

Balance at end of year	$22,948	$22,298

(9)	Derivatives

     Certain Berkshire subsidiaries, in particular, General Re Securities (“GRS”), regularly utilize derivatives as risk management tools. In January 2002, GRS commenced a long-term run-off of its operations. Previously GRS operated as a dealer in various types of derivatives instruments, such as swaps, forwards, futures and options, which are used by clients to manage economic risks arising from interest rate, foreign exchange rate, or market price movements. The run-off is expected to occur over a number of years during which GRS will limit its new business to certain risk management transactions and will unwind its existing asset and liability positions in an orderly manner. General Re Corporation, the parent of GRS, has guaranteed the obligations of GRS.

     In addition, beginning in 2002, another Berkshire subsidiary entered into derivatives contracts with the objective of hedging a portion of certain corporate-wide risks. Accordingly, such contracts do not qualify for hedge accounting. During 2003, such contracts were primarily foreign currency exchange forward contracts. Additional information regarding Berkshire’s derivative contracts follows.

     Derivative instruments involve, to varying degrees, elements of market, credit, and liquidity risks. Market risks may be controlled by taking offsetting positions in either cash instruments or other derivatives. Exposures are managed on a portfolio basis and monitored daily. For instance, GRS calculates the effect on operating results of potential changes in market variables, which include volatility, correlation and liquidity. GRS monitors risks over a one week period and has established $15 million as its value at risk limit with a 99th percentile confidence interval for potential losses over a weekly horizon. GRS, which may enter into long duration contracts, records fair value adjustments to recognize counterparty credit exposure and future costs associated with administering each contract. The fair value adjustment for counterparty credit exposures and future administrative costs on existing contracts was $55 million at December 31, 2003.

     Master netting agreements are utilized to manage counterparty credit risk, where gains and losses are netted across all contracts with that counterparty. In addition, counterparty credit limits are established, and credit exposures are monitored in accordance with these limits. In addition, Berkshire may receive cash or investment grade securities from counterparties as collateral and, where appropriate, may purchase credit insurance or enter into other transactions to mitigate exposure, if balances exceed specified levels or if credit ratings of counterparties are downgraded below specified levels. Berkshire may incorporate contractual provisions that allow the unwinding of transactions under adverse conditions. Likewise, Berkshire may be required to post cash or securities as collateral with counterparties under similar circumstances.

Item 8. Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements (Continued)

(9)	Derivatives (Continued)

     At December 31, 2003, Berkshire subsidiaries accepted collateral with a fair value of $1,220 million to secure unrealized gains on derivatives. Of the securities held as collateral, approximately $31 million were repledged as of December 31, 2003. At December 31, 2003, securities with a fair value of approximately $441 million (which includes $31 million of repledged securities as described above) were pledged against derivative liabilities with a fair value of $733 million. Contractual terms with counterparties often require additional collateral to be posted immediately in the event of a decline in the financial rating of the counterparty or its guarantor.

     Assuming non-performance by all counterparties on all contracts potentially subject to a loss, the maximum potential loss, based on the cost of replacement, net of collateral held, at market rates prevailing at December 31, 2003 approximated $3,439 million. The following table presents derivatives portfolios by counterparty credit quality and maturity at December 31, 2003. The amounts shown under gross exposure in the table are before consideration of netting arrangements and collateral held by Berkshire affiliates. Net fair value shown in the table represents unrealized gains on financial instrument contracts in gain positions, net of any unrealized loss owed to these counterparties on offsetting positions. Net exposure shown in the table that follows is net fair value less collateral held. Amounts are in millions.

		Gross Exposure
					Net Fair	Net	Percentage
	0-5	6 - 10	Over 10	Total	Value	Exposure	of Total
Credit quality		(years)
AAA	$1,119	$443	$631	$2,193	$557	$557	16%
AA	3,236	1,781	1,969	6,986	2,187	1,578	46
A	2,341	1,035	1,517	4,893	1,554	1,132	33
BBB and Below	361	175	39	575	221	172	5

Total	$7,057	$3,434	$4,156	$14,647	$4,519	$3,439	100%

     Liquidity risk can arise from funding the portfolio of open transactions. Movements in underlying market variables affect both future cash flows related to the transactions and collateral required to cover the value of open positions.

(10)	Investment in Value Capital

     Value Capital L.P., (“Value Capital”), a limited partnership, commenced operations in 1998. A wholly owned Berkshire subsidiary is a limited partner in Value Capital. The partnership’s objective is to achieve income and capital growth from investments and arbitrage in fixed income investments. Profits and losses (after fees to the general partner) are allocated to the partners based upon each partner’s investment. Through December 31, 2003, Berkshire accounted for its limited partnership investment pursuant to the equity method. At December 31, 2003, the carrying value of $634 million (including Berkshire’s share of accumulated undistributed earnings of $204 million) is included as a component of other assets of finance and financial products businesses. In January of 2004, Berkshire received a cash distribution of $30 million from Value Capital. As a limited partner, Berkshire’s exposure to loss is limited to the carrying value of its investment. Beginning in 2004, Berkshire will consolidate Value Capital in connection with the adoption of FIN 46, as revised. See Note 1 (r) for additional information.

     As of December 31, 2003, Value Capital had total assets of $19.2 billion, total liabilities of $18.5 billion and capital of $688 million. For the year ending December 31, 2003, revenues were $596 million, expenses were $564 million and net earnings were $32 million.

(11)	Unpaid losses and loss adjustment expenses

     The balances of unpaid losses and loss adjustment expenses are based upon estimates of the ultimate claim costs associated with claim occurrences as of the balance sheet dates including estimates for incurred but not reported (“IBNR”) claims. Considerable judgment is required to evaluate claims and establish estimated claim liabilities, particularly with respect to certain casualty or liability claims, which are typically reported over long periods of time and subject to changing legal and litigation trends. This delay in claim reporting is exacerbated in reinsurance of liability or casualty claims as claim reporting by ceding companies is further delayed by contract terms.

Item 8. Financial Statements and Supplementary Data

(11) Unpaid losses and loss adjustment expenses (Continued)

     Supplemental data with respect to unpaid losses and loss adjustment expenses of property/casualty insurance subsidiaries (in millions) is as follows.

	2003	2002	2001
Unpaid losses and loss adjustment expenses:
Gross liabilities at beginning of year	$43,771	$40,562	$32,868
Ceded losses and deferred charges	(6,002)	(6,189)	(5,590)

Net balance	37,769	34,373	27,278

Incurred losses recorded:
Current accident year	13,135	12,206	15,607
All prior accident years	480	1,540	1,152

Total incurred losses	13,615	13,746	16,759

Payments with respect to:
Current accident year	4,493	4,042	4,435
All prior accident years	8,092	6,653	5,352

Total payments	12,585	10,695	9,787

Unpaid losses and loss adjustment expenses:
Net balance at end of year	38,799	37,424	34,250
Ceded losses and deferred charges	5,684	6,002	6,189
Foreign currency translation adjustment	910	345	30
Net liabilities assumed in connection with business acquisitions	—	—	93

Gross liabilities at end of year	$45,393	$43,771	$40,562

     Incurred losses “all prior accident years” reflects the amount of estimation error charged or credited to earnings in each year with respect to the liabilities established as of the beginning of that year. Berkshire recorded additional losses of $480 million in 2003, $1,540 million in 2002 and $1,152 million in 2001 with respect to losses occurring in prior years. Such amounts as percentages of the net balance as of the beginning of the year were 1.3%, 4.5% and 4.2% in 2003, 2002 and 2001, respectively.

     Prior accident years’ losses incurred also include amortization of deferred charges related to retroactive reinsurance contracts incepting prior to January 1, 2003. Amortization charges included in prior accident years’ losses were $432 million in 2003, $430 million in 2002 and $328 million in 2001. Certain workers’ compensation reserves of General Re are discounted. Net discounted liabilities at December 31, 2003 and 2002 were $2,211 million and $2,015 million, respectively, and are net of discounts totaling $2,435 million and $2,405 million. Periodic accretions of these discounts are also a component of prior years’ losses incurred. The accretion of discounted liabilities is included in incurred losses for all prior accident years and was approximately $85 million in 2003, $81 million in 2002 and $69 million in 2001. The most significant component of losses from prior years’ occurrences in both 2002 and 2001 was reserve increases with respect to General Re’s North American and international property/casualty reinsurance businesses.

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

     The liabilities for environmental, asbestos, and latent injury claims and claims expenses net of reinsurance recoverables were approximately $5.5 billion at December 31, 2003 and $6.6 billion at December 31, 2002. These liabilities include $4.4 billion at December 31, 2003 and $5.4 billion at December 31, 2002, of liabilities assumed under

Item 8. Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements (Continued)

(11)	Unpaid losses and loss adjustment expenses (Continued)

retroactive reinsurance contracts written by the Berkshire Hathaway Reinsurance Group. The decline in these liabilities over the last twelve months was primarily attributed to commutations of certain contracts in 2003. Claim liabilities arising from the retroactive contracts are subject to aggregate policy limits. Thus, Berkshire’s exposure to environmental and latent injury claims under these contracts is, likewise, limited. Claims paid or reserved under these policies were approximately 86% of aggregate policy limits as of the end of 2003.

     Berkshire monitors evolving case law and its effect on environmental and latent injury claims. Changing government regulations, newly identified toxins, newly reported claims, new theories of liability, new contract interpretations and other factors could result in significant increases in these liabilities. Such development could be material to Berkshire’s results of operations. It is not possible to reliably estimate the amount of additional net loss, or the range of net loss, that is reasonably possible.

(12)	Notes payable and other borrowings

     Notes payable and other borrowings of Berkshire and its subsidiaries as of December 31, 2003 and 2002 are summarized below. Amounts are in millions.

	2003	2002
Insurance and other:
Issued by Berkshire:
SQUARZ notes 3% due 2007	$400	$400
Investment agreements due 2012-2033	632	386
Issued by subsidiaries and guaranteed by Berkshire:
Commercial paper and other short-term borrowings	1,527	1,834
Other debt due 2006-2035	315	275
Issued by subsidiaries and not guaranteed by Berkshire:
Commercial paper and other short-term borrowings	14	349
Borrowings under investment agreements due 2004-2041	271	384
Other debt due 2004-2032	1,023	1,147

	$4,182	$4,775

Finance and financial products:
Issued by subsidiaries and guaranteed by Berkshire:
Commercial paper and other short-term borrowings	$83	$22
3.375% notes due 2008	744	—
4.20% notes due 2010	497	—
4.625% notes due 2013	744	—
Bank borrowings due 2006	525	2,175
Other	201	196
Issued by subsidiaries and not guaranteed by Berkshire:
Commercial paper and other short-term borrowings	80	204
Other debt due 2004-2037	2,063	1,916

	$4,937	$4,513

     Commercial paper and other short-term borrowings are obligations of certain businesses that utilize short-term borrowings as part of financing their operations. Weighted average interest rates as of December 31, 2003 and 2002 were 1.3% and 2.4% respectively. Berkshire affiliates have approximately $6.6 billion available unused lines of credit and commercial paper capacity to support their short-term borrowing programs and, otherwise, provide additional liquidity.

     Investment agreements represent numerous individual contractual borrowing arrangements under which Berkshire is required to periodically pay interest over contract terms, which range from a few months to over 30 years. Interest under such contracts may be at fixed or variable rates. The weighted average interest rate on amounts outstanding as of December 31, 2003 and 2002 was 3.1% and 3.9%, respectively. Under certain conditions, principal amounts may be redeemed without premium prior to the contractual maturity date at the option of the counterparties.

Item 8. Financial Statements and Supplementary Data

(12)	Notes payable and other borrowings (Continued)

     On May 28, 2002, Berkshire issued 40,000 SQUARZ securities for net proceeds of $398 million. Each SQUARZ security consists of a $10,000 par amount senior note due in November 2007 together with a warrant, which expires in May 2007, to purchase either 0.1116 shares of Class A common stock or 3.3480 shares of Class B common stock for $10,000. A warrant premium is payable to Berkshire at an annual rate of 3.75% and interest is payable to note holders at a rate of 3.00% per annum. All debt and warrants issued in conjunction with SQUARZ securities were outstanding at December 31, 2003.

     In September 2003, Berkshire Hathaway Finance Corporation (“BHFC”), a wholly-owned subsidiary of Berkshire, issued $1.5 billion par of senior notes consisting of $750 million par of 3.375% notes due 2008 and $750 million par of 4.625% notes due 2013. In December 2003, BHFC issued an additional $500 million par of 4.20% notes due 2010. The proceeds were used in the financing activities of Clayton Homes.

     Bank borrowings due 2006 relate to Berkadia LLC’s (“Berkadia”) floating rate loan to FINOVA Capital Corporation, a subsidiary of The FINOVA Group (“FNV”) in connection with a restructuring of all of that entity’s then outstanding bank debt and publicly traded debt securities in August 2001. Berkadia financed the entire loan to FNV ($5.6 billion) through a floating rate loan from a third party lending facility led by Fleet Bank (“Fleet Loan”), which is secured by the FNV loan. Subsequent to December 31, 2003, FNV repaid the entire remaining principal amount on the loan and Berkadia has fully repaid the Fleet Loan.

     Generally, Berkshire’s guarantee of a subsidiary’s debt obligation is an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all present and future payment obligations of the issuer.

     Payments of principal amounts expected during the next five years are as follows (in millions).

	2004	2005	2006	2007	2008
Insurance and other	$1,606	$255	$118	$556	$15
Finance and financial products	1,347	79	129	107	1,057

	$2,953	$334	$247	$663	$1,072

(13)	Income taxes

     The liability for income taxes as of December 31, 2003 and 2002 as reflected in the accompanying Consolidated Balance Sheets is as follows (in millions).

	2003	2002
Payable currently	$44	$(21)
Deferred	11,435	8,072

	$11,479	$8,051

     The Consolidated Statements of Earnings reflect charges for income taxes as shown below (in millions).

	2003	2002	2001
Federal	$3,490	$1,916	$599
State	81	87	68
Foreign	234	56	(77)

	$3,805	$2,059	$590

Current	$3,346	$2,218	$91
Deferred	459	(159)	499

	$3,805	$2,059	$590

Item 8. Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements (Continued)

(13)	Income taxes (Continued)

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are shown below (in millions).

	2003	2002
Deferred tax liabilities:
Unrealized appreciation of investments	$10,663	$7,884
Deferred charges reinsurance assumed	1,080	1,183
Property, plant and equipment	1,124	1,059
Investments	337	282
Other	1,350	648

	14,554	11,056

Deferred tax assets:
Unpaid losses and loss adjustment expenses	(1,299)	(870)
Unearned premiums	(372)	(413)
Other	(1,448)	(1,701)

	(3,119)	(2,984)

Net deferred tax liability	$11,435	$8,072

     Charges for income taxes are reconciled to hypothetical amounts computed at the Federal statutory rate in the table shown below (in millions).

	2003	2002	2001
Earnings before income taxes	$12,020	$6,359	$1,438

Hypothetical amounts applicable to above computed at the Federal statutory rate	$4,207	$2,226	$503
Tax effects resulting from:
Tax-exempt interest income	(88)	(109)	(123)
Dividends received deduction	(100)	(97)	(101)
Net earnings of MidAmerican	(150)	(126)	(47)
Goodwill amortization	—	—	191
State income taxes, less Federal income tax benefit	53	57	44
Foreign rate differences	(104)	59	82
Other differences, net	(13)	49	41

Total income taxes	$3,805	$2,059	$590

(14)	Dividend restrictions — Insurance subsidiaries

     Payments of dividends by insurance subsidiaries are restricted by insurance statutes and regulations. Without prior regulatory approval, insurance subsidiaries may pay up to approximately $3.7 billion as ordinary dividends during 2004.

     Combined shareholders’ equity of U.S. based property/casualty insurance subsidiaries determined pursuant to statutory accounting rules (Statutory Surplus as Regards Policyholders) was approximately $40.7 billion at December 31, 2003 and $28.4 billion at December 31, 2002.

     Statutory surplus differs from the corresponding amount determined on the basis of GAAP. The major differences between statutory basis accounting and GAAP are that deferred charges reinsurance assumed, deferred policy acquisition costs, unrealized gains and losses on investments in securities with fixed maturities and related deferred income taxes are recognized under GAAP but not for statutory reporting purposes. In addition, statutory accounting for goodwill of acquired businesses requires amortization of goodwill over 10 years as compared to 40 years under GAAP for periods ending December 31, 2001 and prior. As of January 1, 2002, under GAAP, goodwill is only subject to tests for impairment.

Item 8. Financial Statements and Supplementary Data

(15)	Fair values of financial instruments

     The estimated fair values of Berkshire’s financial instruments as of December 31, 2003 and 2002, are as follows (in millions).

	Carrying Value		Fair Value
	2003	2002	2003	2002
Insurance and other:
Investments in fixed maturity securities	$26,116	$38,096	$26,116	$38,096
Investments in equity securities	35,287	28,363	35,287	28,363
Notes payable and other borrowings	4,182	4,775	4,334	4,925
Finance and financial products:
Investments in fixed maturity securities	9,803	16,853	9,908	17,031
Trading account assets	4,519	6,874	4,519	6,874
Loans and finance receivables	4,951	3,863	5,067	3,988
Notes payable and other borrowings	4,937	4,513	5,019	4,661
Trading account liabilities	5,445	7,274	5,445	7,274

     In determining fair value of financial instruments, Berkshire used quoted market prices when available. For instruments where quoted market prices were not available, independent pricing services or appraisals by Berkshire’s management were used. Those services and appraisals reflected the estimated present values utilizing current risk adjusted market rates of similar instruments. The carrying values of cash and cash equivalents, accounts receivable and payable, other accruals, securities sold under agreements to repurchase and other liabilities are deemed to be reasonable estimates of their fair values.

     Considerable judgment is necessarily required in interpreting market data used to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

(16)	Common stock

     Changes in issued and outstanding Berkshire common stock during the three years ended December 31, 2003 are shown in the table below.

	Class A Common, $5 Par Value	Class B Common $0.1667 Par Value
	(1,650,000 shares authorized)	(55,000,000 shares authorized)
	Shares Issued and	Shares Issued and
	Outstanding	Outstanding
Balance December 31, 2000	1,343,904	5,469,786
Conversions of Class A common stock to Class B common stock and other	(20,494)	674,436

Balance December 31, 2001	1,323,410	6,144,222
Common stock issued in connection with a business acquisition	4,505	7,063
Conversions of Class A common stock to Class B common stock and other	(16,729)	552,832

Balance December 31, 2002	1,311,186	6,704,117
Conversions of Class A common stock to Class B common stock and other	(28,207)	905,426

Balance December 31, 2003	1,282,979	7,609,543

     Each share of Class B common stock has dividend and distribution rights equal to one-thirtieth (1/30) of such rights of a Class A share. Accordingly, on an equivalent Class A common stock basis there are 1,536,630 shares outstanding as of December 31, 2003 and 1,534,657 shares as of December 31, 2002.

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

Notes to Consolidated Financial Statements (Continued)

(17)	Pension plans

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

     The components of net periodic pension expense for each of the three years ending December 31, 2003 are as follows (in millions).

	2003	2002	2001
Service cost	$106	$91	$72
Interest cost	182	164	138
Expected return on plan assets	(159)	(147)	(137)
Net amortization, deferral and other	5	8	3

Net pension expense	$134	$116	$76

     The increase (decrease) in minimum liabilities included in other comprehensive income for each year are as follows (in millions). Such amounts do not include Berkshire’s share of changes in minimum liabilities of MidAmerican.

2003	2002	2001
$(16)	$2	$30

     The accumulated benefit obligation is the actuarial present value of benefits earned based on service and compensation prior to the valuation date. The projected benefit obligation is the actuarial present value of benefits earned based upon service and compensation prior to the valuation date and includes assumptions regarding future compensation levels when benefits are based on those amounts. Information regarding accumulated and projected benefit obligations and plan assets are as follows (in millions).

	2003	2002
Projected benefit obligation, beginning of year	$2,862	$2,376
Service cost	106	91
Interest cost	182	164
Benefits paid	(150)	(165)
Benefit obligations of acquired businesses	—	318
Actuarial loss and other	193	78

Projected benefit obligation, end of year	$3,193	$2,862

Accumulated benefit obligation, end of year	$2,675	$2,408

Plan assets at fair value, beginning of year	$2,548	$2,215
Employer contributions	78	59
Benefits paid	(150)	(165)
Plan assets of acquired businesses	—	231
Actual return on plan assets	332	200
Other and expenses	11	8

Plan assets at fair value, end of year	$2,819	$2,548

     Defined benefit pension plan obligations to U.S. employees are funded through assets held in trusts and are not included as assets in Berkshire’s Consolidated Financial Statements. Pension obligations under certain non-U.S. plans and non-qualified U.S. plans are unfunded. As of December 31, 2003 and 2002, total plan assets were invested as follows:

	2003	2002
Fixed maturity investments:
Cash and equivalents	$813	$260
U.S. Government obligations	152	46
Mortgage-backed securities	597	1,349
Corporate obligations	451	510
Equity securities	764	341
Other	42	42

	$2,819	$2,548

Item 8. Financial Statements and Supplementary Data

(17)	Pension plans (Continued)

     Pension plan assets are generally invested with the long-term objective of earning sufficient amounts to cover expected benefit obligations, while assuming a prudent level of risk. There are no target allocation investment percentages with respect to individual or categories of investments. Allocations may change rapidly as a result of changing market conditions and investment opportunities. The expected rates of return on plan assets reflect Berkshire’s subjective assessment of expected invested asset returns over a period of several years, given the current low interest rate environment and current equity security valuations, in general. Actual experience will differ from the assumed rates, in particular over quarterly or annual periods as a result of market volatility and changes in the mix of assets.

     The funded status of the plans as of December 31, 2003 and 2002 is as follows (in millions).

	2003	2002
Excess of projected benefit obligations over plan assets	$374	$314
Unrecognized net actuarial gains and other	134	108

Accrued benefit cost liability	$508	$422

     The total net deficit status for plans (including unfunded plans) with accumulated benefit obligations in excess of plan assets was $378 million and $320 million as of December 31, 2003 and 2002, respectively. Expected contributions to plans during 2004 are estimated to be $72 million.

     The benefit payments, which reflect expected future service as appropriate, are expected to be paid as follows (in millions).

2004	2005	2006	2007	2008	2009 to 2013
$144	$144	$152	$157	$166	$955

     Weighted average assumptions used in determining projected benefit obligations were as follows. These rates are substantially the same as the weighted average rates used in determining the net periodic pension expense.

	2003	2002
Discount rate	6.0	6.4
Discount rate — non-U.S. plans	5.3	5.9
Long-term expected rate of return on plan assets	6.5	6.5
Rate of compensation increase	4.6	4.7
Rate of compensation increase — non-U.S. plans	2.6	3.8

     Most Berkshire subsidiaries also sponsor defined contribution retirement plans, such as a 401(k) or profit sharing plans. The plans generally cover all employees who meet specified eligibility requirements. Employee contributions to the plans are subject to regulatory limitations and the specific plan provisions. Berkshire subsidiaries generally match these contributions up to levels specified in the plans, and may make additional discretionary contributions as determined by management. The total expenses related to employer contributions for these plans were $242 million, $202 million and $77 million for the years ended December 31, 2003, 2002 and 2001, respectively.

(18)	Litigation

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

Item 8. Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements (Continued)

(19)	Supplemental cash flow information

     A summary of supplemental cash flow information for each of the three years ending December 31, 2003 is presented in the following table (in millions).

	2003	2002	2001
Cash paid during the year for:
Income taxes	$3,309	$1,945	$905
Interest of finance and financial products businesses	372	509	726
Interest of insurance and other businesses	215	207	221
Non-cash investing and financing activities:
Liabilities assumed in connection with acquisitions of businesses	2,167	700	3,507
Common shares issued in connection with acquisitions of businesses	—	324	—
Securities sold (purchased) offset by decrease (increase) in repurchase agreements	5,936	6,666	(6,731)

(20)	Business segment data

     Information related to Berkshire’s reportable business operating segments is shown below. Berkshire’s reportable segments are reported in a manner consistent with the way management evaluates the businesses. As such, insurance underwriting activities are evaluated separately from investment activities. Realized investment gains are not considered relevant in evaluating investment performance on an annual basis. Amortization of purchase accounting adjustments is not considered by management in evaluating the results of the business segments.

Business Identity	Business Activity
GEICO	Underwriting private passenger automobile insurance mainly by direct response methods

General Re	Underwriting excess-of-loss, quota-share and facultative reinsurance worldwide

Berkshire Hathaway Reinsurance Group	Underwriting excess-of-loss and quota-share reinsurance for property and casualty insurers and reinsurers

Berkshire Hathaway Primary Group	Underwriting multiple lines of property and casualty insurance policies for primarily commercial accounts

Fruit of the Loom, Garan, Fechheimer Brothers, H.H. Brown Shoe, Lowell Shoe, Justin Brands and Dexter Shoe (“Apparel”)	Manufacturing and distribution of a variety of footwear and clothing products, including underwear, activewear, children’s clothes and uniforms

Acme Building Brands, Benjamin Moore, Johns Manville and MiTek (“Building products”)	Manufacturing and distribution of a variety of building materials and related products and services

BH Finance, Clayton Homes, XTRA, CORT, Berkshire Hathaway Life and General Re Securities (“Finance and financial products”)	Proprietary investing, manufactured housing and related consumer financing, transportation equipment leasing, furniture leasing, life annuities and risk management products

FlightSafety and NetJets (“Flight services”)	Training to operators of aircraft and ships and providing fractional ownership programs for general aviation aircraft

McLane	Wholesale distributing of groceries and non-food items

Nebraska Furniture Mart, R.C. Willey Home Furnishings, Star Furniture Company, Jordan’s Furniture, Borsheim’s, Helzberg Diamond Shops and Ben Bridge Jeweler (“Retail”)	Retail sales of home furnishings, appliances, electronics, fine jewelry and gifts

Shaw Industries	Manufacturing and distribution of carpet and floor coverings under a variety of brand names

     Other businesses not specifically identified consist of: Scott Fetzer, a diversified manufacturer and distributor of commercial and industrial products; Buffalo News, a newspaper publisher in Western New York; International Dairy Queen, which licenses and services a system of about 6,000 Dairy Queen stores; See’s Candies, a manufacturer and distributor of boxed chocolates and other confectionery products; Larson-Juhl, which designs, manufactures, and distributes custom picture framing products; CTB International, a manufacturer of equipment and systems for the poultry, hog, egg production and grain industries and The Pampered Chef, a direct seller of kitchen tools.

Item 8. Financial Statements and Supplementary Data

(20)	Business segment data (Continued)

     A disaggregation of Berkshire’s consolidated data for each of the three most recent years is presented in the tables which follow on this and the following page. Amounts are in millions.

		Revenues
	2003	2002	2001
Operating Businesses:
Insurance group:
Premiums earned:
GEICO	$7,784	$6,670	$6,060
General Re	8,245	8,500	8,353
Berkshire Hathaway Reinsurance Group	4,430	3,300	2,991
Berkshire Hathaway Primary Group	1,034	712	501
Investment income	3,238	3,067	2,844

Total insurance group	24,731	22,249	20,749
Apparel	2,075	1,619	726
Building products	3,846	3,702	3,269
Finance and financial products	3,073	2,234	1,928
Flight services	2,431	2,837	2,563
McLane Company	13,743	—	—
Retail	2,311	2,103	1,998
Shaw Industries	4,660	4,334	4,012
Other businesses	3,040	2,375	1,957

	59,910	41,453	37,202
Reconciliation of segments to consolidated amount:
Realized investment gains	4,129	918	1,488
Other revenues	39	29	35
Eliminations	(83)	(56)	(65)
Purchase-accounting adjustments	(136)	(109)	(67)

	$63,859	$42,235	$38,593

	Earnings (loss) before taxes
	2003	2002	2001
Operating Businesses:
Insurance group:
Underwriting gain (loss):
GEICO	$452	$416	$221
General Re	145	(1,393)	(3,671)
Berkshire Hathaway Reinsurance Group	1,047	547	(634)
Berkshire Hathaway Primary Group	74	32	30
Net investment income	3,223	3,050	2,824

Total insurance group	4,941	2,652	(1,230)
Apparel	289	229	(33)
Building products	559	516	461
Finance and financial products	619	726	402
Flight services	72	225	186
McLane Company	150	—	—
Retail	165	166	175
Shaw Industries	436	424	292
Other businesses	486	381	320

	7,717	5,319	573
Reconciliation of segments to consolidated amount:
Realized investment gains	4,121	884	1,445
Equity in earnings of MidAmerican Energy Holdings Company	429	359	134
Interest expense, excluding interest allocated to business segments	(94)	(86)	(92)
Corporate and other	24	2	8
Goodwill amortization and other purchase-accounting adjustments	(177)	(119)	(630)

	$12,020	$6,359	$1,438

Item 8. Financial Statements and Supplementary Data

Notes to Consolidated Financial Statements (Continued)

(20)	Business segment data (Continued)

				Depreciation
	Capital expenditures *			of tangible assets
	2003	2002	2001	2003	2002	2001
Operating Businesses:
Insurance group:
GEICO	$39	$31	$20	$34	$32	$70
General Re	13	18	19	26	17	20
Berkshire Hathaway Primary Group	3	4	3	3	3	2

Total insurance group	55	53	42	63	52	92
Apparel	71	51	8	51	37	13
Building products	170	158	152	174	152	124
Finance and financial products	232	51	21	161	150	57
Flight services	150	241	408	136	127	108
McLane Company	51	—	—	59	—	—
Retail	106	113	76	51	40	37
Shaw Industries	120	196	71	91	91	88
Other businesses	47	65	33	43	30	25

	$1,002	$928	$811	$829	$679	$544

* Excludes capital expenditures which were part of business acquisitions.

	Goodwill		Identifiable assets
	at year-end		at year-end
	2003	2002	2003	2002
Operating Businesses:
Insurance group:
GEICO	$1,370	$1,370	$14,088	$12,751
General Re	13,515	13,503	38,831	38,271
Berkshire Hathaway Reinsurance Group	—	—	51,133	40,181
Berkshire Hathaway Primary Group	143	143	4,952	4,770

Total insurance group	15,028	15,016	109,004	95,973
Apparel (1)	57	57	1,523	1,539
Building products	2,131	2,082	2,593	2,515
Finance and financial products	877	495	28,338	34,148
Flight services	1,369	1,369	2,875	3,105
McLane Company (2)	145	—	2,243	—
Retail	434	434	1,495	1,341
Shaw Industries	1,996	1,941	1,999	1,932
Other businesses (3)	911	904	1,813	1,785

	$22,948	$22,298	151,883	142,338

Reconciliation of segments to consolidated amount:
Corporate and other			1,829	1,257
Investments in MidAmerican Energy Holdings Company			3,899	3,651
Goodwill			22,948	22,298

			$180,559	$169,544

	2003	2002
(1) Excludes other intangible assets not subject to amortization of	$311	$311
(2) Excludes other intangible assets not subject to amortization of	65	—
(3) Excludes other intangible assets not subject to amortization of	697	697

(20) Business segment data (Continued)

     Insurance premiums written by geographic region (based upon the domicile of the insured) are summarized below. Dollars are in millions.

	Property/Casualty				Life/Health
	2003	2002	2001	2003	2002	2001
United States.	$14,701	$14,297	$13,319	$1,031	$1,153	$1,176
Western Europe	3,880	3,870	2,352	297	411	518
All other	797	800	1,065	510	335	311

	$19,378	$18,967	$16,736	$1,838	$1,899	$2,005

     Consolidated sales and service revenues in 2003, 2002 and 2001 totaled $32.1 billion, $17.0 billion and $14.5 billion respectively. Over 90% of such amounts in each year were in the United States with the remainder primarily in Canada and Europe. In 2003, consolidated sales and service revenues included $5.5 billion of sales to Wal-Mart Stores, Inc. which were primarily related to McLane’s wholesale distribution business that Berkshire acquired in May 2003.

     Premiums written and earned by Berkshire’s property/casualty and life/health insurance businesses during each of the three years ending December 31, 2003 are summarized below. Dollars are in millions.

	Property/Casualty				Life/Health
	2003	2002	2001	2003	2002	2001
Premiums Written:
Direct	$10,710	$9,457	$8,294
Assumed	9,227	10,471	9,332	$2,517	$2,031	$2,162
Ceded	(559)	(961)	(890)	(679)	(132)	(157)

	$19,378	$18,967	$16,736	$1,838	$1,899	$2,005

Premiums Earned:
Direct	$10,342	$8,825	$7,654
Assumed	9,992	9,293	9,097	$2,520	$2,021	$2,143
Ceded	(688)	(822)	(834)	(673)	(135)	(155)

	$19,646	$17,296	$15,917	$1,847	$1,886	$1,988

(21)	Quarterly data

     A summary of revenues and earnings by quarter for each of the last two years is presented in the following table. This information is unaudited. Dollars are in millions, except per share amounts.

	1st	2nd	3rd	4th
2003	Quarter	Quarter	Quarter	Quarter
Revenues	$11,376	$14,396	$18,232	$19,855
Net earnings (1)	1,730	2,229	1,806	2,386
Net earnings per equivalent Class A common share	1,127	1,452	1,176	1,553

2002
Revenues	$9,506	$10,030	$10,603	$12,096
Net earnings (1)	916	1,045	1,141	1,184
Net earnings per equivalent Class A common share	598	681	744	772

(1) Includes realized investment gains, which, for any given period have no predictive value, and variations in amount from period to period have no practical analytical value, particularly in view of the unrealized appreciation now existing in Berkshire’s consolidated investment portfolio. After-tax realized investment gains for the periods presented above are as follows:

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
Realized investment gains - 2003	$526	$905	$453	$845
Realized investment gains - 2002	100	43	164	259

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

Item 9 A. Controls and Procedures

     At the end of the period covered by this Annual Report on Form 10-K, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Chairman (Chief Executive Officer) and the Vice President-Treasurer (Chief Financial Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chairman (Chief Executive Officer) and the Vice President-Treasurer (Chief Financial Officer) concluded that the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic SEC filings. There has been no change in the Corporation’s internal controls over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

Part III

     Except for the information set forth under the caption “Executive Officers of the Registrant” in Part I hereof, information required by this Part (Items 10, 11, 12, 13 and 14) is incorporated by reference from the Registrant’s definitive proxy statement, filed pursuant to Regulation 14A, for the Annual Meeting of Shareholders of the Registrant to be held on May 1, 2004, which meeting will involve the election of directors.

Part IV

     Item 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a) 1. Financial Statements

The following consolidated financial statements, as well as the Independent Auditors’ Report, are included in Part II Item 8 of this report:

PAGE

Independent Auditors’ Report	37

Consolidated Balance Sheets at December 31, 2003 and 2002	38

Consolidated Statements of Earnings for the years ended 2003, 2002 and 2001	39

Consolidated Statements of Cash Flows for the years ended 2003, 2002 and 2001	40

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the years ended 2003, 2002 and 2001	41

Notes to Consolidated Financial Statements	42-63

2.	Financial Statement Schedule

Independent Auditors’ Report	67

Schedule I — Parent Company	68-69

Condensed Balance Sheets as of December 31, 2003 and 2002 and Condensed Statements of Earnings and Cash Flows for the years ended 2003, 2002 and 2001.

Other schedules are omitted because they are not required, information therein is not applicable, or is reflected in the Consolidated Financial Statements or notes thereto.

3.	Exhibits

See the “Exhibit Index” at page 70.

Item 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(b)	Reports on Form 8-K

Form 8-K dated October 6, 2003. Item 5. Other Events. Financial Statements and Exhibits. Report included exhibits in connection with the issuance of $750 million principal amount of 3.375% notes due 2008 and $750 million principal amount of 4.625% notes due 2013 by Berkshire Hathaway Finance Corporation, a wholly-owned subsidiary of Berkshire.

Form 8-K dated November 7, 2003. Item 9. Regulation FD Disclosure and Item 12. Results of operations and Financial Condition. Report contained a press release issued November 7, 2003 announcing Berkshire’s earnings for the third quarter ending September 30, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     BERKSHIRE HATHAWAY INC.

Date: March 11, 2004	/s/ Marc D. Hamburg

Marc D. Hamburg
Vice President and
Principal Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Warren E. Buffett Warren E. Buffett	Chairman of the Board of Directors - Chief Executive Officer	March 11, 2004 Date
/s/ Howard G. Buffett Howard G. Buffett	Director	March 11, 2004 Date
/s/ Susan T. Buffett Susan T. Buffett	Director	March 11, 2004 Date
/s/ Malcolm G. Chace Malcolm G. Chace	Director	March 11, 2004 Date
/s/ David S. Gottesman David S. Gottesman	Director	March 11, 2004 Date
/s/ Charlotte Guyman Charlotte Guyman	Director	March 11, 2004 Date
/s/ Donald R. Keough Donald R. Keough	Director	March 11, 2004 Date
/s/ Charles T. Munger Charles T. Munger	Vice Chairman of the Board of Directors	March 11, 2004 Date
/s/ Thomas S. Murphy Thomas S. Murphy	Director	March 11, 2004 Date
/s/ Walter Scott, Jr. Walter Scott, Jr.	Director	March 11, 2004 Date
/s/ Ronald L. Olson Ronald L. Olson	Director	March 11, 2004 Date
/s/ Marc D. Hamburg Marc D. Hamburg	Vice President - Principal Financial Officer	March 11, 2004 Date
/s/ Daniel J. Jaksich Daniel J. Jaksich	Controller	March 11, 2004 Date

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders
Berkshire Hathaway Inc.

     We have audited the consolidated financial statements of Berkshire Hathaway Inc. and subsidiaries (“the Company”) as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated March 4, 2004 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”); such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Berkshire Hathaway Inc., listed in Item 15. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Omaha, Nebraska
March 4, 2004

BERKSHIRE HATHAWAY INC.

(Parent Company)
Condensed Financial Information
(Dollars in millions)

Schedule I

Balance Sheets

	December 31,
	2003	2002
Assets:
Cash and cash equivalents	$37	$18
Investments in consolidated subsidiaries	75,522	62,106
Investments in MidAmerican Energy Holdings Company	3,026	2,706
Other assets	23	28

	$78,608	$64,858

Liabilities and Shareholders’ Equity:
Accounts payable and accrued expenses	$8	$13
Income taxes	(28)	22
Notes payable and other borrowings	1,032	786

	1,012	821
Shareholders’ equity	77,596	64,037

	$78,608	$64,858

Statements of Earnings

	Year ended December 31,
	2003	2002	2001
Income items:
From consolidated subsidiaries:
Dividends	$754	$535	$4,508
Undistributed earnings	7,112	3,484	(3,812)

	7,866	4,019	696
Other income	10	6	5

	7,876	4,025	701

Cost and expense items:
General and administrative	1	1	1
Interest to affiliates	99	66	5
Other interest	24	10	—
Income tax	(35)	(24)	15

	89	53	21

Equity in earnings of MidAmerican Energy Holdings Company	364	314	115

Net earnings	$8,151	$4,286	$795

See Note to Condensed Financial Information

BERKSHIRE HATHAWAY INC.

(Parent Company)
Condensed Financial Information
(Dollars in millions)

Schedule I (continued)

Statements of Cash Flows

	Year ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net earnings	$8,151	$4,286	$795
Adjustments to reconcile net earnings to cash flows from operating activities:
Undistributed earnings of subsidiaries and MidAmerican Energy Holdings Company	(7,459)	(3,801)	3,697
Income taxes payable	36	34	(357)
Other	25	(2)	15

Net cash flows from operating activities	753	517	4,150

Cash flows from investing activities:
Investments in and advances to subsidiaries	(1,157)	(226)	(4,165)
Investments in MidAmerican Energy Holdings Company	79	(1,185)	—
Purchases of investments	—	—	(50)
Proceeds from sales of investments	—	50	—

Net cash flows from investing activities	(1,078)	(1,361)	(4,215)

Cash flows from financing activities:
Proceeds from borrowings	274	787	—
Repayments of borrowings	(28)	(3)	—
Other	98	77	66

Net cash flows from financing activities	344	861	66

Increase in cash and cash equivalents	19	17	1
Cash and cash equivalents at beginning of year	18	1	—

Cash and cash equivalents at end of year	$37	$18	$1

Other cash flow information:
Income taxes paid	$3,129	$1,816	$1,634
Interest paid	22	8	1

Note to Condensed Financial Information

     During 2002, Berkshire issued 40,000 SQUARZ securities, consisting of $400 million par amount of notes and 40,000 warrants that permit holders to acquire Berkshire’s Class A or Class B stock. See Note 12 to the Consolidated Financial Statements in Item 8 for additional information. In addition, Berkshire’s other borrowings at December 31, 2003 included $632 million from investment agreements entered into during 2002 and 2003. Principal is payable under certain conditions at par prior to maturity and otherwise is payable after 2011.

     Berkshire Hathaway Inc. has guaranteed certain debt obligations of its subsidiaries. As of December 31, 2003, the unpaid balance of subsidiary debt guaranteed by Berkshire totaled approximately $4.6 billion.

     In addition, Berkshire has guaranteed the short term obligations of a member of its finance and financial products group with respect to securities sold under agreements to repurchase. Amounts due under such agreements totaled $7.8 billion at December 31, 2003, and were fully collateralized with mortgage-backed securities owned by that finance group member.

EXHIBIT INDEX

Exhibit No.

2	Agreement and Plan of Merger dated as of June 19, 1998 between Registrant and General Re Corporation.
Incorporated by reference to Annex I to Registration Statement No. 333-61129 filed on Form S-4.

3(i)	Restated Certificate of Incorporation
Incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-61129 filed on Form S-4.

3(ii)	By-Laws
Incorporated by reference to Exhibit 3.2 to Registration Statement No. 333-61129 filed on Form S-4.

4.1	Form of Indenture dated as of May 28, 2002 between Berkshire Hathaway Inc. and The Bank of New York, note trustee with respect to 3% Notes due November 15, 2007 which were issued in connection with the SQUARZ securities.
Incorporated by reference to Exhibit 4.2 to Registration Statement No. 333-98145 filed on Form S-3.

Other instruments defining the rights of holders of long-term debt of Registrant and its subsidiaries are not being filed since the total amount of securities authorized by all other such instruments does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis as of December 31, 2003. The Registrant hereby agrees to furnish to the Commission upon request a copy of any such debt instrument to which it is a party.

12	Statement of computation of ratio of earnings to fixed charges

21	Subsidiaries of the Registrant

23	Independent Auditors’ Consent

31	Rule 13a — 14(a)/15d-14(a) Certifications

32	Section 1350 Certifications