Form 10-Q
period 2004-03-31
BERKSHIRE HATHAWAY INC
filed 2004-05-10
CIK 1067983

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

     (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______ to ______

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

     YES ☒ NO ☐

     Number of shares of common stock outstanding as of April 30, 2004:

Class A — 1,275,481
Class B — 7,862,829

FORM 10-Q	Q/E 3/31/04

BERKSHIRE HATHAWAY INC.

FORM 10-Q	Q/E 3/31/04

Part I Financial Information

Item 1. Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(dollars in millions except per share amounts)

	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Insurance and Other:
Cash and cash equivalents	$34,683	$31,262
Investments:
Fixed maturity securities	24,947	26,116
Equity securities	36,012	35,287
Other	3,004	2,924
Receivables	12,706	12,314
Inventories	3,693	3,656
Property, plant and equipment	6,202	6,260
Goodwill of acquired businesses	22,958	22,948
Deferred charges reinsurance assumed	2,879	3,087
Other	4,588	4,468

	151,672	148,322

Investments in MidAmerican Energy Holdings Company	4,037	3,899

Finance and Financial Products:
Cash and cash equivalents	6,228	4,695
Investments in fixed maturity securities:
Available-for-sale	8,465	9,092
Trading	10,426	148
Securities purchased under agreements to resell	16,076	100
Trading account assets	4,688	4,519
Loans and finance receivables	4,652	4,951
Other	4,710	4,833

	55,245	28,338

	$210,954	$180,559

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Losses and loss adjustment expenses	$45,344	$45,393
Unearned premiums	7,742	6,308
Life and health insurance benefits and other policyholder liabilities	6,080	6,507
Accounts payable, accruals and other liabilities	6,259	6,386
Income taxes, principally deferred	12,467	11,479
Notes payable and other borrowings	3,998	4,182

	81,890	80,255

Finance and Financial Products:
Securities sold under agreements to repurchase	18,865	7,931
Trading account liabilities	6,464	5,445
Securities sold but not yet purchased	14,012	89
Notes payable and other borrowings	5,031	4,937
Other	4,137	3,561

	48,509	21,963

Total liabilities	130,399	102,218

Minority shareholders’ interests	831	745

Shareholders’ equity:
Common stock – Class A, $5 par value and Class B, $0.1667 par value	8	8
Capital in excess of par value	26,188	26,151
Accumulated other comprehensive income	20,097	19,556
Retained earnings	33,431	31,881

Total shareholders’ equity	79,724	77,596

	$210,954	$180,559

See accompanying Notes to Interim Consolidated Financial Statements

FORM 10-Q	Q/E 3/31/04

BERKSHIRE HATHAWAY INC.
and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in millions except per share amounts)

	First Quarter
	2004	2003
	(Unaudited)
Revenues:
Insurance and Other:
Insurance premiums earned	$5,002	$5,176
Sales and service revenues	10,062	4,013
Interest, dividend and other investment income	651	819
Realized investment gains	491	707

	16,206	10,715

Finance and Financial Products:
Interest income	339	343
Realized investment gains	156	116
Other	483	202

	978	661

	17,184	11,376

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	3,465	3,730
Insurance underwriting expenses	1,241	1,153
Cost of sales and services	8,430	2,889
Selling, general and administrative expenses	1,182	820
Interest expense	34	40

	14,352	8,632

Finance and Financial Products:
Interest expense	199	92
Other	471	230

	670	322

	15,022	8,954

Earnings before income taxes and equity in earnings of MidAmerican Energy Holdings Company	2,162	2,422
Equity in earnings of MidAmerican Energy Holdings Company	138	128

Earnings before income taxes and minority interests	2,300	2,550
Income taxes	733	805
Minority shareholders’ interests	17	15

Net earnings	$1,550	$1,730

Average common shares outstanding *	1,537,076	1,534,802
Net earnings per common share *	$1,008	$1,127

*	Average shares outstanding include average Class A common shares and average Class B common shares determined on an equivalent Class A common stock basis. Net earnings per share shown above represents net earnings per equivalent Class A common share. Net earnings per Class B common share is equal to one-thirtieth (1/30) of such amount.

See accompanying Notes to Interim Consolidated Financial Statements

FORM 10-Q	Q/E 3/31/04

BERKSHIRE HATHAWAY INC.
and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	First Quarter
	2004	2003
	(Unaudited)
Net cash flows from operating activities	$2,420	$2,641

Cash flows from investing activities:
Purchases of investments	(1,833)	(4,327)
Proceeds from sales and maturities of investments	3,487	8,873
Loans and investments originated in finance businesses	(546)	(701)
Principal collection on loans and investments originated in finance businesses	1,008	1,450
Acquisitions of businesses, net of cash acquired	(19)	(3)
Other	467	(136)

Net cash flows from investing activities	2,564	5,156

Cash flows from financing activities:
Proceeds from borrowings of finance businesses	525	454
Proceeds from other borrowings	76	289
Repayments of borrowings of finance businesses	(543)	(1,072)
Repayments of other borrowings	(120)	(208)
Change in short term borrowings of finance businesses	99	(156)
Change in other short term borrowings	(139)	(429)
Other	72	69

Net cash flows from financing activities	(30)	(1,053)

Increase in cash and cash equivalents	4,954	6,744
Cash and cash equivalents at beginning of year *	35,957	12,748

Cash and cash equivalents at end of first quarter *	$40,911	$19,492

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$53	$45
Interest of finance and financial products businesses	59	163
Other interest	47	67
* Cash and cash equivalents are comprised of the following:
Beginning of year —
Insurance and Other	$31,262	$10,294
Finance and Financial Products	4,695	2,454

	$35,957	$12,748

End of first quarter —
Insurance and Other	$34,683	$16,130
Finance and Financial Products	6,228	3,362

	$40,911	$19,492

See accompanying Notes to Interim Consolidated Financial Statements

FORM 10-Q	Q/E 3/31/04

BERKSHIRE HATHAWAY INC.
and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

Note 1. General

     The accompanying unaudited Consolidated Financial Statements include the accounts of Berkshire Hathaway Inc. (“Berkshire” or “Company”) consolidated with the accounts of all its subsidiaries and affiliates in which Berkshire holds a controlling financial interest as of the financial statement date. Beginning as of January 1, 2004, Berkshire’s Consolidated Financial Statements also include the accounts of Value Capital, L.P. (“Value Capital”) as a result of the adoption of FASB’s revised Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”). See Note 1(r) to the December 31, 2003 audited Consolidated Financial Statements for additional information concerning this new accounting pronouncement and Note 11 below for additional information concerning Value Capital.

     Reference is made to Berkshire’s most recently issued Annual Report that included information necessary or useful to understanding Berkshire’s businesses and financial statement presentations. In particular, Berkshire’s significant accounting policies and practices were presented as Note 1 to the audited Consolidated Financial Statements included in that Report. Certain amounts in 2003 have been reclassified to conform with current year presentation.

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

     On August 7, 2003, Berkshire acquired all the outstanding common stock of Clayton Homes, Inc. (“Clayton”) for cash consideration of approximately $1.7 billion in the aggregate. Clayton is a vertically integrated manufactured housing company with 20 manufacturing plants, 305 company owned stores, 542 independent retailers, 89 manufactured housing communities and financial services operations that provide mortgage services and insurance protection.

     The results of operations for each of the entities acquired are included in Berkshire’s consolidated results of operations from the effective date of each acquisition. The following table sets forth certain unaudited consolidated earnings data for the first quarter of 2003, as if each of the acquisitions discussed above were consummated on the same terms at the beginning of the year. Dollars are in millions, except per share amount.

2003
Total revenues	$16,846
Net earnings	1,759
Earnings per equivalent Class A common share	1,146

FORM 10-Q	Q/E 3/31/04

BERKSHIRE HATHAWAY INC.

Notes To Interim Consolidated Financial Statements (Continued)

Note 3. Investments in MidAmerican Energy Holdings Company

     On March 14, 2000, Berkshire acquired 900,942 shares of common stock and 34,563,395 shares of convertible preferred stock of MidAmerican Energy Holdings Company (“MidAmerican”) for $35.05 per share, or approximately $1.24 billion in the aggregate. During March 2002, Berkshire acquired 6,700,000 additional shares of the convertible preferred stock for $402 million. Such investments currently give Berkshire about a 9.9% voting interest and an 83.7% economic interest in the equity of MidAmerican (80.5% on a diluted basis). Since March 2000, Berkshire and certain of its subsidiaries also acquired approximately $1,728 million of 11% non-transferable trust preferred securities, of which $150 million were redeemed in August 2003. Mr. Walter Scott, Jr., a member of Berkshire’s Board of Directors, controls approximately 88% of the voting interest in MidAmerican. The convertible preferred stock is, in substance, a substantially identical subordinate interest to a share of common stock and economically equivalent to common stock. Therefore, Berkshire accounts for its investments in MidAmerican pursuant to the equity method. Reference is made to Berkshire’s Annual Report on Form 10-K for the year ending December 31, 2003 for additional information concerning terms of the convertible preferred stock.

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

     Condensed consolidated balance sheets of MidAmerican are as follows. Amounts are in millions.

	March 31,	December 31,
	2004	2003
Assets:
Properties, plants, and equipment, net	$11,355	$11,181
Goodwill	4,327	4,306
Other assets	3,999	3,681

	$19,681	$19,168

Liabilities and shareholders’ equity:
Debt, except debt owed to Berkshire	$10,412	$10,296
Debt owed to Berkshire	1,578	1,578
Other liabilities and minority interests	4,755	4,523

	16,745	16,397
Shareholders’ equity	2,936	2,771

	$19,681	$19,168

     Condensed consolidated statements of earnings of MidAmerican for the first quarter of 2004 and 2003 are as follows. Amounts are in millions.

	First Quarter
	2004	2003
Revenues	$1,764	$1,616

Costs and expenses:
Cost of sales and operating expenses	1,121	1,041
Depreciation and amortization	170	142
Interest expense – debt held by Berkshire	43	48
Other interest expense	191	179

	1,525	1,410

Earnings before taxes and minority interests	239	206
Income taxes and minority interests	92	75

Net earnings	$147	$131

FORM 10-Q	Q/E 3/31/04

BERKSHIRE HATHAWAY INC.

Notes To Interim Consolidated Financial Statements (Continued)

Note 4. Investments in fixed maturity securities

     Data with respect to investments in fixed maturity securities, which are classified as available-for-sale, are shown in the tabulation below (in millions).

	March 31,	December 31,
	2004	2003
Insurance and other:
Amortized cost	$22,239	$23,143
Gross unrealized gains	2,732	3,033
Gross unrealized losses	(24)	(60)

Fair value	$24,947	$26,116

Finance and financial products:
Amortized cost	$7,727	$8,513
Gross unrealized gains	739	579
Gross unrealized losses	(1)	—

Fair value	$8,465	$9,092

Note 5. Investments in equity securities

     Data with respect to investments in equity securities are shown in the tabulation below (in millions).

	March 31,	December 31,
	2004	2003
Total cost	$8,331	$8,515
Gross unrealized gains	27,701	26,837
Gross unrealized losses	(20)	(65)

Total fair value	$36,012	$35,287

Fair value:
American Express Company	$7,861	$7,312
The Coca-Cola Company	10,060	10,150
The Gillette Company	3,754	3,526
Wells Fargo & Company	3,199	3,324
Other equity securities	11,138	10,975

Total	$36,012	$35,287

Note 6. Receivables

     Receivables of insurance and other businesses are comprised of the following (in millions).

	March 31,	December 31,
	2004	2003
Insurance premiums receivable	$5,185	$5,183
Reinsurance recoverables on unpaid losses	2,652	2,781
Trade and other receivables	5,314	4,791
Allowances for uncollectible accounts	(445)	(441)

	$12,706	$12,314

FORM 10-Q	Q/E 3/31/04

Notes To Interim Consolidated Financial Statements (Continued)

Note 7. Deferred income tax liabilities

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are shown below (in millions).

	March 31,	December 31,
	2004	2003
Deferred tax liabilities:
Unrealized appreciation of investments	$10,951	$10,663
Deferred charges reinsurance assumed	1,025	1,080
Property, plant and equipment	1,110	1,124
Investments	489	337
Other	1,467	1,350

	15,042	14,554

Deferred tax assets:
Unpaid losses and loss adjustment expenses	(1,203)	(1,299)
Unearned premiums	(449)	(372)
Other	(1,506)	(1,448)

	(3,158)	(3,119)

Net deferred tax liability	$11,884	$11,435

Note 8. Notes payable and other borrowings

     Notes payable and other borrowings of Berkshire and its subsidiaries as of March 31, 2004 and December 31, 2003 are summarized below. Amounts are in millions.

	March 31,	December 31,
	2004	2003
Insurance and other:
Issued by Berkshire:
SQUARZ notes 3% due 2007	$400	$400
Investment agreements due 2012-2033	625	632
Issued by subsidiaries and guaranteed by Berkshire:
Commercial paper and other short-term borrowings	1,380	1,527
Other debt due 2006-2035	315	315
Issued by subsidiaries and not guaranteed by Berkshire:
Commercial paper and other short-term borrowings	22	14
Borrowings under investment agreements due 2004-2041	251	271
Other debt due 2004-2032	1,005	1,023

	$3,998	$4,182

Finance and financial products:
Issued by subsidiaries and guaranteed by Berkshire:
Commercial paper and other short-term borrowings	$92	$83
3.375% notes due 2008	1,049	744
4.20% notes due 2010	497	497
4.625% notes due 2013	948	744
Bank borrowings due 2006	—	525
Other	215	201
Issued by subsidiaries and not guaranteed by Berkshire:
Commercial paper and other short-term borrowings	170	80
Other debt due 2004-2037	2,060	2,063

	$5,031	$4,937

FORM 10-Q	Q/E 3/31/04

Notes To Interim Consolidated Financial Statements (Continued)

Note 9. Common stock

     The following table summarizes Berkshire’s common stock activity during the first quarter of 2004.

	Class A common stock	Class B common stock
	(1,650,000 shares authorized)	(55,000,000 shares authorized)
	Issued and Outstanding	Issued and Outstanding
Balance at December 31, 2003	1,282,979	7,609,543
Conversions of Class A common stock to Class B common stock and other	(6,087)	207,106

Balance at March 31, 2004	1,276,892	7,816,649

     Each share of Class A common stock is convertible, at the option of the holder, into thirty shares of Class B common stock. Class B common stock is not convertible into Class A common stock. Class B common stock has economic rights equal to one-thirtieth (1/30) of the economic rights of Class A common stock. Accordingly, on an equivalent Class A common stock basis, there are 1,537,447 shares outstanding at March 31, 2004 and 1,536,630 shares outstanding at December 31, 2003. Each Class A common share is entitled to one vote per share. Each Class B common share possesses the voting rights of one-two-hundredth (1/200) of the voting rights of a Class A share. Class A and Class B common shares vote together as a single class.

Note 10. Comprehensive income

     Berkshire’s comprehensive income for the first quarter of 2004 and 2003 is shown in the table below (in millions).

	First Quarter
	2004	2003
Net earnings	$1,550	$1,730

Other comprehensive income:
Increase (decrease) in unrealized appreciation of investments	806	(656)
Applicable income taxes and minority interests	(294)	242
Other	49	(15)
Applicable income taxes and minority interests	(20)	4

	541	(425)

Comprehensive income	$2,091	$1,305

Note 11. Value Capital

     Value Capital L.P., (“Value Capital”), a limited partnership, commenced operations in 1998. A wholly owned Berkshire subsidiary is a limited partner in Value Capital. The partnership’s objective is to achieve income and capital growth from investments and arbitrage in fixed income investments. Profits and losses (after fees to the general partner) are allocated to the partners based upon each partner’s investment. As of March 31, 2004, Berkshire’s share of such profit and loss was approximately 90%, although as a limited partner Berkshire’s exposure to loss is limited to the carrying value of its investment. Through December 31, 2003, Berkshire accounted for its limited partnership investment pursuant to the equity method. Beginning in 2004, Berkshire consolidates Value Capital in connection with the adoption of revised FIN 46. FIN 46 encourages but does not require restatement of previously issued financial statements. Berkshire has elected to not restate its prior year financial statements. Value Capital is being consolidated solely to comply with the requirements of FIN 46. Berkshire does not guarantee any of Value Capital’s liabilities and has no control over decisions made by the management of Value Capital or those of its general partner.

FORM 10-Q	Q/E 3/31/04

Notes To Interim Consolidated Financial Statements (Continued)

Note 12. Business segment data

     A disaggregation of Berkshire’s consolidated data for the first quarter of each of the two most recent years is as follows. Amounts are in millions.

	First Quarter
	2004	2003
Revenues
Operating Businesses:
Insurance group:
Premiums earned:
GEICO	$2,108	$1,820
General Re	1,815	2,049
Berkshire Hathaway Reinsurance Group	802	1,075
Berkshire Hathaway Primary Group	277	232
Investment income	663	855

Total insurance group	5,665	6,031
Apparel	517	471
Building products	948	830
Finance and financial products	858	545
Flight services	739	548
McLane Company	5,341	—
Retail	585	465
Shaw Industries	1,226	1,019
Other businesses	709	684

	16,588	10,593
Reconciliation of segments to consolidated amount:
Realized investment gains	647	823
Other revenues	8	5
Eliminations	(49)	(14)
Purchase-accounting adjustments	(10)	(31)

	$17,184	$11,376

	First Quarter
	2004	2003
Earnings (loss) before taxes
Operating Businesses:
Insurance group:
Underwriting gain:
GEICO	$223	$105
General Re	42	32
Berkshire Hathaway Reinsurance Group	22	143
Berkshire Hathaway Primary Group	9	13
Net investment income	658	851

Total insurance group	954	1,144
Apparel	70	65
Building products	119	99
Finance and financial products	142	210
Flight services	30	(8)
McLane Company	56	—
Retail	24	19
Shaw Industries	103	69
Other businesses	72	82

	1,570	1,680
Reconciliation of segments to consolidated amount:
Realized investment gains	636	811
Equity in earnings of MidAmerican Energy Holdings Company	138	128
Interest expense *	(23)	(23)
Corporate and other	—	2
Purchase-accounting adjustments	(21)	(48)

	$2,300	$2,550

*	Amounts of interest expense represent interest on notes payable and other borrowings exclusive of that of finance businesses and interest allocated to certain businesses.

FORM 10-Q	Q/E 3/31/04

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Net earnings for the first quarter of 2004 and 2003 are disaggregated in the table that follows. Amounts are after deducting minority interests and income taxes. Dollar amounts are in millions.

	First Quarter
	2004	2003
Insurance – underwriting	$192	$188
Insurance – investment income	455	592
Non-insurance businesses	378	339
Equity in earnings of MidAmerican Energy Holdings Company	138	128
Interest expense	(15)	(15)
Purchase-accounting adjustments	(13)	(29)
Other	—	1

Earnings before realized investment gains	1,135	1,204
Realized investment gains	415	526

Net earnings	$1,550	$1,730

       Insurance — Underwriting

     A summary follows of underwriting results from Berkshire’s insurance businesses for the first quarter of 2004 and 2003. Dollar amounts are in millions.

	First Quarter
	2004	2003
Underwriting gain attributable to:
GEICO	$223	$105
General Re	42	32
Berkshire Hathaway Reinsurance Group	22	143
Berkshire Hathaway Primary Group	9	13

Pre-tax underwriting gain	296	293
Income taxes and minority interests	104	105

Net underwriting gain	$192	$188

     Berkshire engages in both primary insurance and reinsurance of property and casualty risks. Through General Re, Berkshire also reinsures life and health risks. In primary insurance activities, Berkshire subsidiaries assume defined portions of the risks of loss from persons or organizations that are directly subject to the risks. In reinsurance activities, Berkshire subsidiaries assume defined portions of similar or dissimilar risks that other insurers or reinsurers have subjected themselves to in their own insuring activities. Berkshire’s principal insurance businesses are: (1) GEICO, (2) General Re, (3) Berkshire Hathaway Reinsurance Group (“BHRG”) and (4) Berkshire Hathaway Primary Group. Berkshire’s management views insurance businesses as possessing two distinct operations—underwriting and investing. Accordingly, Berkshire evaluates the performance of underwriting operations without allocation of investment income.

     GEICO

     GEICO Corporation through its affiliates (“GEICO”) provides private passenger auto insurance to customers in 48 states and the District of Columbia. GEICO policies are marketed mainly through direct response methods, in which insureds apply directly to the company for insurance coverage over the telephone, through the mail or via the Internet. This is a significant element in GEICO’s strategy to be a low cost insurer. In addition, GEICO strives to provide excellent service to customers with the goal of establishing long-term customer relationships.

     GEICO’s pre-tax underwriting results for the first quarter of 2004 and 2003 are summarized in the table below. Dollar amounts are in millions.

	First Quarter
	2004		2003
	Amount	%	Amount	%
Premiums earned	$2,108	100.0	$1,820	100.0

Losses and loss expenses	1,504	71.3	1,370	75.3
Underwriting expenses	381	18.1	345	18.9

Total losses and expenses	1,885	89.4	1,715	94.2

Pre-tax underwriting gain	$223		$105

FORM 10-Q	Q/E 3/31/04

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     GEICO (Continued)

     Premiums earned in the first quarter of 2004 were $2,108 million, an increase of $288 million (15.8%) over the first quarter of 2003. The growth in premiums earned for voluntary auto was 16.1% and reflects an 11.1% increase in policies-in-force during the past year and average rate increases of less than two percent.

     Policies-in-force over the last twelve months increased 7.9% in the preferred risk auto line and increased 22.5% in the standard and nonstandard auto lines. Voluntary auto new business sales in the first quarter of 2004 increased 17.1% compared to 2003. Voluntary auto policies-in-force at March 31, 2004 were 177,000 higher than at December 31, 2003 and reflect strong growth in the standard and nonstandard lines during the last twelve months.

     Losses and loss adjustment expenses incurred for the first quarter of 2004 totaled $1,504 million, an increase of $134 million (9.8%) over the first quarter of 2003. The loss ratio was 71.3% in the first quarter of 2004 compared to 75.3% in 2003. Claims frequencies in 2004 for physical damage coverages declined in the three to six percent range from the first quarter of 2003, which included more weather related losses from winter snowstorms. Frequencies for bodily injury coverages in the first quarter of 2004 decreased in the two to four percent range from 2003. Bodily injury severity increased in the six to eight percent range over the first quarter of 2003 while physical damage severity increased within a two to four percent range. Losses from catastrophe events for the first quarter of 2004 and 2003 were negligible.

     Policy acquisition expenses increased 13.6% in the first quarter of 2004 to $198 million and reflect increased advertising and increased staffing to handle the growth in new business. Other operating expenses for the first quarter of 2004 were $183 million, an increase of 7.0% over the first quarter of 2003, reflecting higher salary, profit sharing and other employee benefit expenses.

     Overall, the increase in premium volume coupled with better than expected claim experience resulted in excellent underwriting results for the first quarter of 2004. Several competitors in the private passenger auto market recently initiated rate decreases in several states, which will make continued policies-in-force growth more challenging for GEICO. Consequently, the rate of increase in policies-in-force will likely slow over the remainder of 2004. In addition, the comparative increase in underwriting gains generated thus far in 2004 should not be expected to continue over the remainder of 2004, as claim experience in the first quarter of 2004 was somewhat better than expected. Nevertheless GEICO’s underwriting results for the remainder of 2004 are presently expected to be good.

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

     General Re’s pre-tax underwriting results for the first quarter of 2004 and 2003 are summarized below. Dollars are in millions.

	Premiums earned		Pre-tax underwriting gain
	First Quarter		First Quarter
	2004	2003	2004	2003
North American property/casualty	$764	$889	$18	$11
International property/casualty	400	407	12	4
Faraday (London-market)	195	291	7	14
Global life/health	456	462	5	3

	$1,815	$2,049	$42	$32

     General Re strives to generate long-term pre-tax underwriting gains in essentially all of its product lines. Underwriting performance is not evaluated based upon market share and underwriters are instructed to reject inadequately priced risks.

     In general, net premiums written in the first quarter of 2004 decreased due to maintaining underwriting discipline, as price competition appears to be increasing in certain property/casualty markets. Barring a change in the market conditions, management expects written and earned premiums to decline over the remainder of 2004 when compared with 2003 premium volume.

FORM 10-Q	Q/E 3/31/04

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

     Premiums earned in the first quarter of 2004 declined from the first quarter of 2003 by $125 million (14.1%). The decline in premiums earned reflects a net reduction from cancellations/non-renewals over new contracts (estimated at $179 million), partially offset by rate increases across all lines of business (estimated at $54 million).

     The North American property/casualty business produced pre-tax underwriting gains of $18 million and $11 million in the first quarter of 2004 and 2003, respectively. Results for the first three months of 2004 consisted of $46 million in current accident year gains, partially offset by $28 million in prior accident years’ losses. Results for the comparable 2003 period included $29 million in current accident year gains, partially offset by $18 million in prior accident years’ losses. Results for both 2004 and 2003 periods reflect the favorable effects of re-pricing efforts and improved contract terms and conditions implemented over the past three years. Additionally, underwriting results for both 2004 and 2003 benefited from the absence of major catastrophes and other large individual property losses ($20 million or greater), a condition that is unusual and should not be expected to occur regularly in the future.

     Prior years’ losses of $28 million and $18 million for 2004 and 2003 were primarily attributed to discount accretion on workers’ compensation reserves and deferred charge amortization on retroactive reinsurance contracts (approximately $26 million in each period). During the first quarter of 2004, losses incurred reflected increases for prior years’ casualty losses of $30 million (primarily in the workers’ compensation, errors and omissions, and directors and officers’ lines), which were offset by reserve decreases of $28 million for prior years’ property losses. Management believes the revised estimates in 2004 on prior years’ casualty loss reserves were primarily due to escalating medical inflation and utilization that adversely affect workers’ compensation losses, and an increased frequency in corporate bankruptcies, scandals and accounting restatements which increased losses under errors and omissions and directors and officers’ coverages.

     General Re continuously estimates its liabilities and related reinsurance recoverables for environmental and asbestos claims and claim expenses. Most liabilities for such claims arise from exposures in the United States. Environmental and asbestos exposures do not lend themselves to traditional methods of loss development determination and therefore reserves related to these exposures may be considered less reliable than reserves for standard lines of business (e.g., automobile). The estimate for environmental and asbestos losses is composed of four parts: known claims, development on known claims, incurred but not reported (“IBNR”) losses and direct excess coverage litigation expenses. At March 31, 2004, environmental and asbestos loss reserves for North America were $1,031 million ($871 million net of reinsurance). As of December 31, 2003 such amounts totaled $1,050 million ($890 million net of reinsurance). The changing legal environment concerning asbestos and environmental claims has made quantification of potential exposures very difficult. Future changes to the legal environment may precipitate significant changes in reserves.

     Due to the long-tail nature of casualty losses, a higher level of uncertainty is involved in estimating loss reserves for current accident year occurrences. Thus, the ultimate level of underwriting gain or loss with respect to the 2004 accident year will not be fully known for many years. North American property/casualty loss reserves were $15.5 billion ($14.3 billion net of reinsurance) at March 31, 2004 and December 31, 2003. About 51% of the reserves represent estimates of IBNR losses.

     Although total loss reserve levels are now believed to be adequate, there can be no guarantees. A relatively small change in the estimate of net reserves can produce large changes in periodic underwriting results. For instance, a one-percentage point change in net loss reserves at March 31, 2004 would produce a pre-tax underwriting gain or loss of $143 million, or roughly 5% of annualized first quarter 2004 premiums earned. In addition, the timing and magnitude of catastrophe and large individual property losses are expected to continue to contribute to volatile periodic underwriting results in the future.

FORM 10-Q	Q/E 3/31/04

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

     Premiums earned in the first quarter of 2004 decreased $7 million (1.7%) from the comparable period in 2003. In local currencies, premiums earned declined 14.7% in 2004 versus 2003. The decrease in premiums earned was primarily due to the non-renewal of unprofitable business in Continental Europe and the United Kingdom.

     The international property/casualty operations produced pre-tax underwriting gains of $12 million and $4 million during the first quarter of 2004 and 2003, respectively. The underwriting gains in both 2004 and 2003 reflected rate increases and the lack of large individual property and catastrophe losses, partially offset by underwriting losses in casualty lines.

     At March 31, 2004, the international property/casualty operations had gross loss reserves of $5.9 billion, ($5.7 billion net of reinsurance) compared to $6.4 billion in gross loss reserves at December 31, 2003 ($6.0 billion net of reinsurance).

Faraday (London-market)

     London-market business is written through Faraday Holdings Limited (“Faraday”). Faraday owns the managing agent of Syndicate 435 at Lloyd’s of London and provides capacity and participates in the results of Syndicate 435. Through Faraday, General Re’s participation in Syndicate 435 was 100% in 2004 and 2003. Also included in the London-market segment are Cologne Re’s UK and Continental Europe broker-market subsidiaries.

     Premiums earned in the London-market operations decreased $96 million (33.0%) in the first quarter of 2004 as compared to the same period in 2003. In local currencies, premiums earned decreased 41.7% in 2004 from 2003. The decrease in premiums earned was primarily due to declines in premiums earned from Syndicate 435 as well as from Cologne Re’s Continental Europe broker-market subsidiary, which was placed in run-off in June 2003.

     London-market operations produced pre-tax underwriting gains in the first quarter of 2004 and 2003 of $7 million and $14 million, respectively. Underwriting gains in the first quarter of 2004, occurred primarily in property and aviation lines, reflecting more selective underwriting and a lack of catastrophes and other large losses. These gains were partially offset by underwriting losses in casualty lines.

     At March 31, 2004, the Faraday operations had gross loss reserves of $2.1 billion, ($1.8 billion net of reinsurance) compared to $1.9 billion in gross reserves at December 31, 2003 ($1.7 billion net of reinsurance).

Global life/health

     General Re’s global life/health affiliates reinsure such risks worldwide. Premiums earned in the first quarter of 2004 decreased by $6 million (1.3%) compared with the same period in 2003. Adjusting for the effects of foreign currency exchange, premiums earned declined 8.2% in 2004 versus 2003. The decline in 2004 reflects decreased premiums in both the U.S. and international life/health operations.

     Underwriting results for the global life/health operations produced pre-tax underwriting gains of $5 million for the first quarter of 2004 and $3 million for the same period in 2003. In 2004, the international life/health segment produced $7 million in gains, primarily in the life unit. Offsetting these gains were $2 million in losses in the U.S. life/health operations, due to a $9 million loss from run-off operations.

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

FORM 10-Q	Q/E 3/31/04

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Berkshire Hathaway Reinsurance Group (Continued)

     BHRG’s pre-tax underwriting results are summarized in the table below. Amounts are in millions.

	Premiums earned		Pre-tax underwriting gain (Loss)
	First Quarter		First Quarter
	2004	2003	2004	2003
Catastrophe and individual risk	$301	$299	$208	$273
Retroactive reinsurance	—	—	(198)	(144)
Traditional multi-line	501	776	12	14

	$802	$1,075	$22	$143

     Premiums earned from catastrophe and individual risk contracts in the first quarter of 2004 of $301 million were relatively unchanged from the first quarter of 2003. Premiums written during the first quarter of 2004 were $687 million and derived primarily from catastrophe reinsurance. Unearned catastrophe and individual risk premiums totaled about $930 million as of March 31, 2004. Thus, premiums earned over the remainder of 2004 from catastrophe and individual risk policies will be considerable.

     The underwriting gains from catastrophe and individual risk business in 2004 and 2003 reflect relatively low levels of catastrophe losses and other large individual property losses. The timing and magnitude of losses may produce extraordinary volatility in periodic underwriting results of BHRG’s catastrophe and individual risk business. A single event could potentially produce a pre-tax gross loss of approximately $6.1 billion. Such volatility is accepted, however, provided that the long-term prospect of achieving an underwriting profit is reasonable.

     BHRG did not enter into any new retroactive reinsurance policies during the first quarter of 2004 or 2003. Retroactive policies normally provide very large, but limited, indemnification of unpaid losses and loss adjustment expenses with respect to past loss events, which are generally expected to be paid over long periods of time. Loss payments have not commenced on several contracts, which are subject to specified loss retentions by the counterparty to the contracts.

     The underwriting losses from retroactive reinsurance are primarily attributed to the amortization of deferred charges established on the retroactive reinsurance contracts. The deferred charges, which represent the difference between the policy premium and the estimated ultimate claim reserves, are amortized over the expected claim payment period using the interest method. The amortization charges are recorded as losses incurred and, therefore, produce underwriting losses. The level of amortization in a given period is based upon estimates of the timing and amount of future loss payments. During the first quarter of 2004, the estimated timing of future loss payments with respect to one large contract was accelerated. As of December 31, 2003, loss reserves established for this account were previously set at policy limits. However, the acceleration of the estimated timing of future loss payments produced an incremental pre-tax amortization charge of approximately $100 million in the first quarter of 2004. Changes to the estimated timing and amount of future loss payments under retroactive contracts resulted in a first quarter charge of $40 million in 2003. Assuming there are no further changes to the timing or amount of estimated loss payments, aggregate amortization charges over the remainder of 2004 are expected to approximate $275 million.

     Unamortized deferred charges at March 31, 2004 totaled approximately $2.6 billion. BHRG believes that these charges are reasonable relative to the large amounts of float generated from these policies, which totaled about $7.8 billion at March 31, 2004. Income generated from the investment of float is reflected in net investment income.

     Premiums earned in the first quarter of 2004 from traditional multi-line reinsurance totaled $501 million, a decrease of $275 million (35.4%) from the first quarter of 2003. The comparative decrease was primarily due to declines in quota-share participations (including Lloyd’s) and the termination of a major quota-share contract in mid-2003. Net underwriting results in the first quarter of 2004 and 2003 reflected low amounts of property and aviation losses.

     Berkshire Hathaway Primary Group

     Premiums earned by Berkshire’s various other primary insurers totaled $277 million for the first quarter of 2004, an increase of $45 million (19.4%) over the first quarter of 2003. The increase in premiums earned was principally attributed to the NICO Primary group and U.S. Liability Insurance Group. For the first three months, Berkshire’s primary insurers produced underwriting gains of $9 million in 2004 and $13 million in 2003.

FORM 10-Q	Q/E 3/31/04

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

       Insurance — Investment Income

     After-tax net investment income produced by Berkshire’s insurance and reinsurance businesses for the first quarter of 2004 and 2003 is summarized in the table below. Dollar amounts are in millions.

	First Quarter
	2004	2003
Net investment income before income taxes and minority interests	$658	$851
Income taxes and minority interests	203	259

Net investment income	$455	$592

     Pre-tax investment income earned by Berkshire’s insurance businesses in the first quarter of 2004 totaled $658 million, a decline of $193 million (22.7%) from the first quarter of 2003. The decline in investment income was primarily the result of the disposals of significant positions of longer term/higher yielding U.S. Treasury securities during the second quarter of 2003 and high-yield corporate bonds over the last half of 2003 and first quarter of 2004. Cash generated from the aforementioned disposals was primarily reinvested in short-term/low yield instruments. Cash and cash equivalents have grown from about $15.3 billion at March 31, 2003 ($9.5 billion at December 31, 2002) to about $33.3 billion at March 31, 2004.

     Absent an increase in short-term interest rates or new opportunities to reinvest in longer term instruments where yields are perceived as adequate to compensate for interest rate and credit risk, the comparative amount of investment income earned over the remainder of 2004 from assets of Berkshire’s insurance businesses will decline significantly in comparison with 2003. While the exceptionally high level of cash and cash equivalents is expected to depress Berkshire’s investment earnings over the short-term, Berkshire’s management believes it is currently the best alternative in preserving capital and maintaining flexibility to make significant acquisitions in the future when opportunities arise.

     Total invested assets of Berkshire’s insurance businesses totaled $96.7 billion at March 31, 2004, an increase of $3.2 billion since December 31, 2003 and $15.8 billion since March 31, 2003. Invested assets derive from shareholder capital and reinvested earnings as well net liabilities assumed under insurance contracts or “float.” The major components of float are unpaid losses, unearned premiums and other liabilities to policyholders less premiums and reinsurance receivables, deferred charges assumed under retroactive reinsurance contracts and deferred policy acquisition costs. Float totaled $45.0 billion at March 31, 2004, $44.2 billion at December 31, 2003 and $42.5 billion at March 31, 2003. The cost of float, as represented by the ratio of pre-tax underwriting gain or loss to average float, was negative in both the first quarter of 2004 and for the full year of 2003, as Berkshire’s insurance businesses generated pre-tax underwriting gains.

       Non-Insurance Businesses

     Results of operations of Berkshire’s diverse non-insurance businesses for the first quarter of 2004 and 2003 are summarized in the following table. Dollar amounts are in millions.

	First Quarter
	2004	2003
Pre-tax earnings	$616	$536
Income taxes/minority interests	238	197

Net earnings	$378	$339

     A comparison of revenues and pre-tax earnings for the non-insurance business segments follows. Dollar amounts are in millions.

	Revenues		Pre-tax Earnings
	First Quarter		First Quarter
	2004	2003	2004	2003
Apparel	$517	$471	$70	$65
Building products	948	830	119	99
Finance and financial products	858	545	142	210
Flight services	739	548	30	(8)
McLane Company	5,341	—	56	—
Retail	585	465	24	19
Shaw Industries	1,226	1,019	103	69
Other businesses	709	684	72	82

	$10,923	$4,562	$616	$536

FORM 10-Q	Q/E 3/31/04

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

       Non-Insurance Businesses (Continued)

     Berkshire’s apparel businesses generated sales of $517 million for the first quarter of 2004, an increase of $46 million (9.8%) over the first quarter of 2003. Most of the first quarter sales increase was attributed to a 19% increase in unit volume sales by Fruit of the Loom. Otherwise, first quarter 2004 sales from Berkshire’s other footwear and clothing businesses were relatively unchanged from 2003. Pre-tax earnings of Berkshire’s apparel businesses in the first quarter of 2004 was $70 million, an increase of 7.7% over 2003 and was attributed to higher earnings of Fruit of the Loom and Garan.

     Revenues and pre-tax earnings for the first quarter of 2004 of Berkshire’s building products group increased 14.2% and 20.2%, respectively, over revenues and pre-tax earnings for the first quarter of 2003. The comparative increase in revenues reflected increased unit sales of insulation, brick, and paint products, as well as in sales of connector plates and truss components. Favorable residential housing construction continued in the first quarter of 2004 and revenues and earnings in the first quarter of 2003 reflected a generally weaker economy in the United States. In recent months, certain production costs (such as steel and energy) have risen. If such increases persist, profit margins may decline in future periods.

     Revenues generated by Berkshire’s finance and financial products businesses for the first quarter of 2004 totaled $858 million, an increase of 57.4% over the first quarter of 2003. Revenues for the first quarter of 2004 include amounts earned by the manufactured housing sales and finance business (Clayton Homes), acquired by Berkshire in August 2003 as well as revenues of Value Capital, which is consolidated in Berkshire’s financial statements effective January 1, 2004 upon the adoption of revised FIN No. 46. See Note 2 for information regarding the Clayton acquisition and Notes 1 and 11 for additional information regarding Berkshire’s reporting of its investment in Value Capital. The consolidation of Value Capital in 2004 had no effect on net earnings of the finance group because prior to 2004, Berkshire’s proportionate share of Value Capital’s earnings was included in earnings pursuant to the equity method. Clayton and Value Capital generated total revenues of about $465 million for the first quarter of 2004.

     Excluding these two businesses, finance revenues in the first quarter of 2004 declined $153 million compared to the first quarter of 2003. The comparative decline in first quarter revenues was primarily due to lower interest income, resulting from lower amounts of non-cash invested assets associated with the leveraged proprietary investing activities, the life/annuity insurance business, and from the financed loan to FINOVA through Berkadia. The FINOVA loan was repaid in full during the first quarter of 2004.

     Pre-tax earnings from finance businesses, excluding realized gains, for the first quarter of 2004 were $142 million, a decrease of $68 million (32.4%) from the first quarter of 2003. Pre-tax earnings of Berkshire’s proprietary investing business declined about $31 million as a result of comparatively lower invested assets. In addition, pre-tax earnings in 2004 of the life/annuity insurance business declined about $55 million as a result of a much higher allocation of investments in cash and cash equivalents, while liabilities associated with this business are largely long-term and at higher interest rates. Also, loan prepayments since March 31, 2003 totaling $1,525 million by FINOVA resulted in a $29 million reduction in comparative first quarter pre-tax earnings of Berkadia. Partially offsetting the aforementioned declines was the impact of the Clayton acquisition as well as improved results by Berkshire’s leasing businesses (XTRA and CORT).

     Revenues from flight services for the first quarter of 2004 exceeded 2003 by 34.9%. The total revenue increase included increases of $182 million (45%) in aircraft sales and flight operations revenue of NetJets and $9 million (7%) in revenue at FlightSafety. Increased revenue in 2004 from NetJets included a 90% increase in aircraft sales (over depressed sales levels in 2003) as well as increased usage by clients in the NetJets program. The increased revenue from FlightSafety was primarily attributed to a 10% increase in simulator usage.

     Pre-tax earnings of the flight services segment for the first quarter of 2004 totaled $30 million, compared to a pre-tax loss of $8 million for the first quarter of 2003. Pre-tax earnings reflect charges of $11 million in 2004 and $25 million in 2003 related to the write-down of the carrying value of certain aircraft of NetJets to net realizable value. Otherwise, NetJets produced a breakeven result in 2004 compared to a pre-tax loss of $18 million in 2003. Improvements in comparative first quarter revenues and pre-tax earnings at FlightSafety were primarily attributed to increased training revenues. During 2003, Berkshire’s flight services businesses were adversely affected by uncertain economic conditions in the United States, weakness in the airline and travel industries and the lingering effects of the September 11th terrorist attack. Nevertheless, NetJets and FlightSafety continue to be leaders in the aircraft fractional ownership and training markets. Absent major adverse changes to the general economy or to the airline and travel industries, Berkshire anticipates that the comparative improvement in results will continue over the remainder of 2004.

FORM 10-Q	Q/E 3/31/04

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

       Non-Insurance Businesses (Continued)

     Revenues of Shaw in the first quarter of 2004 increased $207 million (20.3%) over the first quarter of 2003. The higher revenue levels in 2004 reflected a 20% increase in unit volume sold and overall unchanged selling prices. The revenue increase also reflects the inclusion of Georgia Tufters and the Dixie Group, which were acquired in 2003. These two businesses generated first quarter 2004 revenues of about $70 million. Pre-tax earnings for the first quarter of 2004 were $103 million, an increase of $34 million (49.3%) over the first quarter of 2003. The comparative increase in pre-tax earnings was due primarily to the increase in revenues and relatively lower selling and administrative costs. Raw material and energy related costs have risen significantly over the first several months of 2004. If such cost increases cannot be sufficiently passed onto customers, operating margins may decline in future periods.

     Revenues from Berkshire’s various home furnishing and jewelry retailers for the first quarter of 2004 increased $120 million (25.8%) over the first quarter of 2003. Higher sales volume was attained by each of the seven businesses. Sales associated with new home furnishing stores (R.C.Willey in May 2003 and Nebraska Furniture Mart in August 2003) totaled $92 million for the first quarter of 2004. Pre-tax earnings of the retailing group for the first quarter of 2004 totaled $24 million, an increase of $5 million (26.3%) over the first quarter of 2003. The increase in first quarter pre-tax earnings was attributed to the aforementioned sales increases and relatively lower operating expenses.

     On May 23, 2003, Berkshire acquired McLane Company, Inc. from Wal-Mart Stores, Inc. Results of McLane’s business operations are included in Berkshire’s consolidated results beginning on that date. McLane’s revenues were $5,341 million and pre-tax earnings totaled $56 million for the first quarter of 2004. In 2003, approximately 35% of McLane’s annual revenues derived from sales to Wal-Mart Stores, Inc. McLane’s business is marked by high sales volume and low profit margins. On a proforma basis, McLane’s sales and pre-tax earnings for the first quarter of 2003 totaled approximately $5,226 million and $49 million, respectively. See Note 2 for additional information regarding McLane.

       Equity in Earnings of MidAmerican Energy Holdings Company

     Earnings from MidAmerican represent Berkshire’s share of MidAmerican’s net earnings, as determined under the equity method. First quarter earnings from MidAmerican totaled $138 million in 2004 and $128 million in 2003. MidAmerican’s earnings in the first quarter of 2004 reflected increased earnings from its two natural gas pipelines and increased earnings from its real estate brokerage business. See Note 3 for additional information regarding Berkshire’s investments in MidAmerican.

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

       Realized Investment Gains

     Realized investment gains and losses have been a recurring element in Berkshire’s net earnings for many years. Such amounts — recorded when investments (1) are sold; (2) other-than-temporarily impaired; and (3) marked-to-market with a corresponding gain or loss included in earnings — may fluctuate significantly from period to period, resulting in a meaningful effect on reported net earnings. The Consolidated Statements of Earnings include after-tax realized investment gains of $415 million and $526 million for the first quarter of 2004 and 2003, respectively.

     Realized investment gains for the first quarter of 2004 are net of an after-tax charge of $68 million related to investments by certain Berkshire subsidiaries in life insurance settlement contracts. Prior to January 1, 2004, Berkshire accounted for these investments on the cost basis. Therefore, the cost of the investment included the initial purchase price plus periodic maintenance costs. Beginning in 2004, as a result of obtaining information which suggested that the SEC believed that a different accounting method should be used, these investments are being accounted for under FASB Technical Bulletin (“FTB”) 85-4 “Accounting for Purchases of Life Insurance.” Under FTB 85-4, the carrying value of each contract at purchase and at the end of each reporting period is equal to the cash surrender value of the contract. Cash paid to purchase these contracts that is in excess of the cash surrender value at the date of purchase is expensed immediately. Periodic maintenance costs, such as premiums necessary to keep the underlying policy in force are now charged to earnings immediately. The aforementioned charge includes $46 million related to life settlement contracts held at December 31, 2003. Despite the write-down in the value of these contracts, management views these contracts to have a value no less than the cost paid for the policies plus any subsequent maintenance costs.

FORM 10-Q	Q/E 3/31/04

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

       Realized Investment Gains (Continued)

     After-tax realized gains also included $156 million in 2004 and $68 million in 2003 from increases in fair value of foreign currency forward contracts. The gains were due to the decline in the value of the U.S. dollar against certain foreign currencies. As of May 5, 2004, the fair value of open foreign currency forward contracts declined by approximately $600 million ($390 million after-tax) due to the increase in the value of the U.S. dollar relative to other currencies. If the fair value as of May 5 remains unchanged, the decline in fair value will be charged against earnings in the second quarter of 2004. Changes in foreign currency exchange rates may produce material changes in the fair value of these contracts and consequently, may produce exceptional volatility in reported earnings in a given period.

Financial Condition

     Berkshire’s balance sheet continues to reflect significant liquidity and a strong capital base. Consolidated shareholders’ equity at March 31, 2004 totaled $79.7 billion. Consolidated cash and invested assets, excluding assets of finance and financial products businesses, totaled approximately $98.6 billion at March 31, 2004 (including cash and cash equivalents of $34.7 billion) and $95.6 billion at December 31, 2003 (including $31.3 billion in cash and cash equivalents).

     Berkshire’s consolidated notes payable and other borrowings, excluding borrowings of finance businesses, totaled $4.0 billion at March 31, 2004 and $4.2 billion at December 31, 2003. During the first quarter of 2004, commercial paper and short-term borrowings of subsidiaries declined $139 million to $1,402 million at March 31, 2004 primarily from prepayments arising from improved operating cash flow of NetJets.

     In May 2002, Berkshire issued the SQUARZ securities, which consist of $400 million par amount of senior notes due in November 2007 together with warrants to purchase 4,464 Class A equivalent shares of Berkshire common stock, which expire in May 2007. A warrant premium is payable to Berkshire at an annual rate of 3.75% and interest is payable to note holders at a rate of 3.00%. Each warrant provides the holder the right to purchase either 0.1116 shares of Class A or 3.348 shares of Class B stock for $10,000. In addition, holders of the senior notes have the option to require Berkshire to repurchase the senior notes at par annually each May 15 from 2004 through 2006, provided that the holders also surrender a corresponding amount of warrants for cancellation. All warrants and senior notes were outstanding as of March 31, 2004.

     Assets of the finance and financial products businesses totaled $55.2 billion at March 31, 2004 and $28.3 billion at December 31, 2003. Liabilities totaled $48.5 billion at March 31, 2004 and $22.0 billion at December 31, 2003. Finance assets and liabilities at March 31, 2004 reflect the consolidation beginning on January 1, 2004 of the assets ($27.0 billion) and liabilities ($26.4 billion) of Value Capital. Assets owned by Value Capital as of March 31, 2004 primarily included investments in fixed maturity securities-trading ($10.2 billion) and securities purchased under agreements to resell ($15.9 billion), while liabilities primarily included securities sold but not yet purchased ($13.8 billion) and securities sold under agreements to repurchase ($11.6 billion). As of December 31, 2003, the net investment in Value Capital ($634 million) was included in other assets of the finance and financial products businesses.

     While the consolidation of Value Capital produced significant increases in consolidated assets and liabilities during the first quarter of 2004, Berkshire has not guaranteed any liabilities of the partnership. Berkshire’s obligation to provide financial support to the partnership is limited to its net investment ($617 million as of March 31, 2004).

     Cash and cash equivalents of finance and financial products businesses increased $1.5 billion during the first quarter to $6.2 billion as of March 31, 2004. The increase reflects the inclusion of Value Capital cash held at the beginning of the year ($673 million) as well as an increase of $352 million in cash pledged by counterparties to certain foreign currency forward contracts as collateral against the fair value of contracts in which Berkshire had a net unrealized gain.

     During the first quarter of 2004, manufactured housing loans of Clayton increased approximately $280 million to about $3.0 billion as of March 31. Clayton is a leading builder of manufactured housing, provides financing to customers, and acquires other installment loan portfolios. Prior to its acquisition by Berkshire in August 2003, Clayton securitized and sold a significant portion of its installment loans through special purpose entities. In early 2003, Clayton discontinued loan securitizations and sales. Loan portfolios are expected to continue to grow over time.

     Notes payable and other borrowings of Berkshire’s finance and financial products businesses totaled $5.0 billion at March 31, 2004 and $4.9 billion at December 31, 2003. During the first quarter of 2004, Berkshire Hathaway Finance Corporation issued a total of $500 million par amount of medium term notes due in 2008 and 2013. The proceeds of these issues were used to finance new and existing loans of Clayton. The medium term notes are guaranteed by Berkshire. Additional borrowings are expected in the future as retained loan portfolios continue to increase. In February 2004, the remaining balance of Berkadia’s bank borrowing ($525 million) was repaid upon the collection of the final $525 million loan to FINOVA.

     Berkshire believes that it currently maintains sufficient liquidity to cover its existing contractual obligations and provide for contingent liquidity.

FORM 10-Q	Q/E 3/31/04

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Contractual Obligations

     Berkshire and its subsidiaries have contractual obligations associated with ongoing business and financing activities, which will result in cash payments in future periods. Certain of those obligations, such as notes payable and other borrowings and related interest payments, are reflected in the Consolidated Financial Statements. In addition, Berkshire and subsidiaries have entered into long-term contracts to acquire goods or services in the future, which are not currently reflected in the financial statements and will be reflected in future periods as the goods are delivered or services provided. At March 31, 2004, there have been no material changes in Berkshire’s contractual obligations from those reported in Berkshire’s Form 10-K for the year ended December 31, 2003.

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

     Reference is made to “Critical Accounting Policies” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Berkshire’s Annual Report for the year ending December 31, 2003, for additional information on Berkshire’s critical accounting estimates.

     Berkshire’s Consolidated Balance Sheet includes estimated liabilities for unpaid losses from property and casualty insurance and reinsurance contracts of $45.3 billion and reinsurance receivables of $2.7 billion at March 31, 2004. Due to the inherent uncertainties in the process of establishing these amounts, the actual ultimate claim amounts will differ from the currently recorded amounts. A small percentage change in estimates of this magnitude will result in a material effect on reported earnings. For instance, a 5% increase in the March 31, 2004 net estimate would produce a $2.1 billion charge to pre-tax earnings. Future effects from changes in these estimates will be recorded as a component of losses incurred in the period of the change.

     Unamortized deferred charges on retroactive reinsurance policies assumed totaled $2.9 billion at March 31, 2004. Significant changes in either the timing or ultimate amount of loss payments may have a significant effect on unamortized deferred charges and the amount of periodic amortization.

     Berkshire’s Consolidated Balance Sheet as of March 31, 2004 includes goodwill of acquired businesses of approximately $23.0 billion. These amounts were recorded as a result of Berkshire’s numerous business acquisitions accounted for under the purchase method. Prior to 2002, goodwill from each acquisition was generally amortized as a charge to earnings over periods not exceeding 40 years. Under SFAS No. 142, which was adopted by Berkshire as of January 1, 2002, periodic amortization ceased, in favor of an impairment-only accounting model.

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

FORM 10-Q	Q/E 3/31/04

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Reference is made to Berkshire’s most recently issued Annual Report and in particular the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of March 31, 2004, there have been no material changes in the market risks described in Berkshire’s most recently issued Annual Report, except as discussed below.

     During the first quarter of 2004, market risks associated with foreign currency forward contracts increased significantly. The notional value of outstanding contracts increased about $7 billion to about $18 billion at March 31, 2004. As a result, the potential effect of currency exchange rate changes on the fair value of these contracts increased. The fair value of unhedged open foreign currency forward contracts totaled $870 million at March 31, 2004 and $630 million at December 31, 2003. Changes in such amounts are reflected in earnings (as realized gains) in the period of the change.

Item 4. Controls and Procedures

     As of the end of the period covered by this Quarterly Report on Form 10-Q, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Chairman (Chief Executive Officer) and the Vice President-Treasurer (Chief Financial Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chairman (Chief Executive Officer) and the Vice President -Treasurer (Chief Financial Officer) concluded that the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic SEC filings. During the quarter, there have been no significant changes in the Corporation’s internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

Part II Other Information

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications

b.	Report on Form 8-K

     Form 8-K dated March 12, 2004. Item 7. Financial Statements, Proforma Information and Exhibits. Item 12. Results of Operations and Financial Condition. Report contained Berkshire’s 2003 Annual Report to shareholders.

SIGNATURE

     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC.
(Registrant)

Date May 6, 2004	/s/ Marc D. Hamburg

(Signature)
Marc D. Hamburg, Vice President
and Principal Financial Officer