Form 10-Q
period 2004-06-30
BERKSHIRE HATHAWAY INC
filed 2004-08-09
CIK 1067983

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

     (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Number of shares of common stock outstanding as of July 31, 2004:

Class A — 1,272,286 Class B — 7,968,175

FORM 10-Q
BERKSHIRE HATHAWAY INC.

FORM 10-Q

Part I Financial Information

Item 1. Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(dollars in millions except per share amounts)

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Insurance and Other:
Cash and cash equivalents	$35,493	$31,262
Investments:
Fixed maturity securities	23,437	26,116
Equity securities	36,937	35,287
Other	2,370	2,924
Receivables	11,862	12,314
Inventories	3,623	3,656
Property, plant and equipment	6,247	6,260
Goodwill of acquired businesses	22,965	22,948
Deferred charges reinsurance assumed	2,833	3,087
Other	4,620	4,468

	150,387	148,322

Investments in MidAmerican Energy Holdings Company	4,067	3,899

Finance and Financial Products:
Cash and cash equivalents	4,708	4,695
Investments in fixed maturity securities:
Available-for-sale	7,493	9,092
Trading	7,029	148
Securities purchased under agreements to resell	16,119	100
Trading account assets	2,835	4,519
Loans and finance receivables	4,987	4,951
Other	5,801	4,833

	48,972	28,338

	$203,426	$180,559

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Losses and loss adjustment expenses	$44,071	$45,393
Unearned premiums	7,212	6,308
Life and health insurance benefits and other policyholder liabilities	6,259	6,507
Accounts payable, accruals and other liabilities	6,919	6,386
Income taxes, principally deferred	11,623	11,479
Notes payable and other borrowings	3,830	4,182

	79,914	80,255

Finance and Financial Products:
Securities sold under agreements to repurchase	15,266	7,931
Trading account liabilities	4,867	5,445
Securities sold but not yet purchased	14,150	89
Notes payable and other borrowings	4,392	4,937
Other	3,558	3,561

	42,233	21,963

Total liabilities	122,147	102,218

Minority shareholders’ interests	841	745

Shareholders’ equity:
Common stock – Class A, $5 par value and Class B, $0.1667 par value	8	8
Capital in excess of par value	26,212	26,151
Accumulated other comprehensive income	19,505	19,556
Retained earnings	34,713	31,881

Total shareholders’ equity	80,438	77,596

	$203,426	$180,559

See accompanying Notes to Interim Consolidated Financial Statements

FORM 10-Q

BERKSHIRE HATHAWAY INC.
and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in millions except per share amounts)

	Second Quarter		First Half
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Revenues:
Insurance and Other:
Insurance premiums earned	$5,481	$5,521	$10,483	$10,697
Sales and service revenues	11,050	6,247	21,112	10,260
Interest, dividend and other investment income	673	794	1,324	1,613
Investment gains	188	979	679	1,686

	17,392	13,541	33,598	24,256

Finance and Financial Products:
Interest income	337	260	676	603
Investment gains (losses)	(450)	412	(294)	528
Other	717	183	1,200	385

	604	855	1,582	1,516

	17,996	14,396	35,180	25,772

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	3,701	3,968	7,166	7,698
Insurance underwriting expenses	1,129	1,154	2,370	2,307
Cost of sales and services	9,186	4,777	17,616	7,666
Selling, general and administrative expenses	1,241	919	2,423	1,739
Interest expense	35	43	69	83

	15,292	10,861	29,644	19,493

Finance and Financial Products:
Interest expense	210	81	409	173
Other	651	209	1,122	439

	861	290	1,531	612

	16,153	11,151	31,175	20,105

Earnings before income taxes and equity in earnings of MidAmerican Energy Holdings Company	1,843	3,245	4,005	5,667
Equity in earnings of MidAmerican Energy Holdings Company	71	90	209	218

Earnings before income taxes and minority interests	1,914	3,335	4,214	5,885
Income taxes	617	1,078	1,350	1,883
Minority shareholders’ interests	15	28	32	43

Net earnings	$1,282	$2,229	$2,832	$3,959

Average common shares outstanding *	1,537,629	1,535,095	1,537,353	1,534,950
Net earnings per common share *	$834	$1,452	$1,842	$2,579

*	Average shares outstanding include average Class A common shares and average Class B common shares determined on an equivalent Class A common stock basis. Net earnings per share shown above represents net earnings per equivalent Class A common share. Net earnings per Class B common share is equal to one-thirtieth (1/30) of such amount.

See accompanying Notes to Interim Consolidated Financial Statements

FORM 10-Q

BERKSHIRE HATHAWAY INC.
and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	First Half
	2004	2003
	(Unaudited)
Net cash flows from operating activities	$2,562	$3,613

Cash flows from investing activities:
Purchases of investments	(3,425)	(5,983)
Proceeds from sales and maturities of investments	6,029	19,259
Loans and investments of finance businesses	(1,553)	(1,040)
Principal collection on loans and investments of finance businesses	1,646	2,810
Acquisitions of businesses, net of cash acquired	(349)	(1,427)
Other	198	(316)

Net cash flows from investing activities	2,546	13,303

Cash flows from financing activities:
Proceeds from borrowings of finance businesses	525	454
Proceeds from other borrowings	170	573
Repayments of borrowings of finance businesses	(1,140)	(1,412)
Repayments of other borrowings	(244)	(373)
Change in short term borrowings of finance businesses	45	(82)
Change in other short term borrowings	(279)	(618)
Other	59	238

Net cash flows from financing activities	(864)	(1,220)

Increase in cash and cash equivalents	4,244	15,696
Cash and cash equivalents at beginning of year *	35,957	12,748

Cash and cash equivalents at end of first half *	$40,201	$28,444

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$1,221	$1,364
Interest of finance and financial products businesses	347	246
Other interest	71	127
Non-cash investing activity:
Liabilities assumed in connection with acquisitions of businesses	74	1,176

* Cash and cash equivalents are comprised of the following:
Beginning of year —
Insurance and Other	$31,262	$10,283
Finance and Financial Products	4,695	2,465

	$35,957	$12,748

End of first half —
Insurance and Other	$35,493	$24,425
Finance and Financial Products	4,708	4,019

	$40,201	$28,444

See accompanying Notes to Interim Consolidated Financial Statements

FORM 10-Q

BERKSHIRE HATHAWAY INC.
and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

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

     Reference is made to Berkshire’s most recently issued Annual Report that included information necessary or useful to understanding Berkshire’s businesses and financial statement presentations. In particular, Berkshire’s significant accounting policies and practices were presented as Note 1 to the audited Consolidated Financial Statements included in that Report. Certain amounts in 2003 have been reclassified to conform with the current year presentation.

     Financial information in this Report reflects any adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to a fair statement of results for the interim periods in accordance with generally accepted accounting principles (“GAAP”).

     For a number of reasons, Berkshire’s results for interim periods are not normally indicative of results to be expected for the year. The timing and magnitude of catastrophe losses incurred by insurance subsidiaries and the estimation error inherent to the process of determining liabilities for unpaid losses of insurance subsidiaries can be relatively more significant to results of interim periods than to results for a full year. Investment gains/losses are recorded when investments are sold, other-than-temporarily impaired or in certain instances, as required by GAAP, when investments are marked-to-market. Variations in the amounts and timing of investment gains/losses can cause significant variations in periodic net earnings.

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

     On August 7, 2003, Berkshire acquired all the outstanding common stock of Clayton Homes, Inc. (“Clayton”) for cash consideration of approximately $1.7 billion in the aggregate. Clayton is a vertically integrated manufactured housing company that manufactures homes, which are sold through a system of company owned stores and independent retailers. Clayton also operates manufactured housing communities and provides mortgage loans and services and insurance protection to customers.

     The results of operations for each of the entities acquired are included in Berkshire’s consolidated results of operations from the effective date of each acquisition. The following table sets forth certain unaudited consolidated earnings data for the first half of 2003, as if each of the acquisitions discussed above were consummated on the same terms at the beginning of the year. Dollars are in millions, except per share amount.

2003
Total revenues	$34,746
Net earnings	3,999
Earnings per equivalent Class A common share	2,605

FORM 10-Q

Notes To Interim Consolidated Financial Statements (Continued)

Note 3. Investments in MidAmerican Energy Holdings Company

     On March 14, 2000, Berkshire acquired 900,942 shares of common stock and 34,563,395 shares of convertible preferred stock of MidAmerican Energy Holdings Company (“MidAmerican”) for $35.05 per share, or approximately $1.24 billion in the aggregate. During March 2002, Berkshire acquired 6,700,000 additional shares of the convertible preferred stock for $402 million. Such investments currently give Berkshire about a 9.9% voting interest and an 83.7% economic interest in the equity of MidAmerican (80.5% on a diluted basis). Since March 2000, Berkshire and certain of its subsidiaries also acquired approximately $1,728 million of 11% non-transferable trust preferred securities, of which $150 million were redeemed in August 2003. Mr. Walter Scott, Jr., a member of Berkshire’s Board of Directors, controls approximately 88% of the voting interest in MidAmerican. The convertible preferred stock is, in substance, a substantially identical subordinate interest to a share of common stock and economically equivalent to common stock. Therefore, Berkshire accounts for its investments in MidAmerican pursuant to the equity method. Reference is made to the Notes to the Consolidated Financial Statements included in Berkshire’s Annual Report on Form 10-K for the year ending December 31, 2003 for additional information concerning terms of the convertible preferred stock. Berkshire’s equity in earnings from MidAmerican includes Berkshire’s proportionate share (83.7% in 2004) of MidAmerican’s undistributed net earnings reduced by deferred taxes on such undistributed earnings in accordance with SFAS 109, reflecting Berkshire’s expectation that such deferred taxes will be payable as a consequence of dividends from MidAmerican. However, no dividends from MidAmerican are likely for some time. It is possible that when, and if, a dividend is paid MidAmerican will then be eligible for inclusion in Berkshire’s consolidated tax return and a tax on the dividend would not be due. Berkshire’s share of interest expense (after-tax) on its investments in MidAmerican’s trust preferred (debt) securities has been eliminated.

     MidAmerican is a U.S. based global energy company. Through its subsidiaries it owns and operates a combined electric and natural gas utility company in the United States, two natural gas pipeline companies in the United States, two electricity distribution companies in the United Kingdom and a diversified portfolio of domestic and international electric power projects. MidAmerican also operates the second largest residential real estate brokerage firm in the United States.

     Condensed consolidated balance sheets of MidAmerican are as follows. Amounts are in millions.

	June 30,	December 31,
	2004	2003
Assets:
Properties, plants, and equipment, net	$11,429	$11,181
Goodwill	4,320	4,306
Other assets	3,974	3,681

	$19,723	$19,168

Liabilities and shareholders’ equity:
Debt, except debt owed to Berkshire	$10,291	$10,296
Debt owed to Berkshire	1,578	1,578
Other liabilities and minority interests	4,882	4,523

	16,751	16,397
Shareholders’ equity	2,972	2,771

	$19,723	$19,168

     Condensed consolidated statements of earnings of MidAmerican for the second quarter and first half of 2004 and 2003 are as follows. Amounts are in millions.

	Second Quarter		First Half
	2004	2003	2004	2003
Revenues	$1,599	$1,410	$3,382	$3,028

Costs and expenses:
Cost of sales and operating expenses	1,120	897	2,257	1,940
Depreciation and amortization	162	161	332	303
Interest expense – debt held by Berkshire	43	47	87	95
Other interest expense	178	189	370	368

	1,503	1,294	3,046	2,706

Earnings before taxes and minority interests	96	116	336	322
Income taxes and minority interests	39	36	131	111

Net earnings	$57	$80	$205	$211

FORM 10-Q

Notes To Interim Consolidated Financial Statements (Continued)

Note 3. Investments in MidAmerican Energy Holdings Company (Continued)

     MidAmerican, through its subsidiaries, owns the rights to proprietary processes for the extraction of zinc, manganese, silica, and other elements in the geothermal brine and fluids utilized in energy production at certain geothermal energy generation facilities. Mineral extraction facilities have been installed near the energy generation sites (“the Project”). MidAmerican’s management has been assessing the long-term economic viability of the Project in light of current cash flow and operating losses and continuing efforts to increase production. Based upon preliminary estimates of projected cash flows, which includes increased future mineral production rates, MidAmerican’s management believes that the capitalized cost of the Project (approximately $400 million, net of deferred income taxes) is recoverable. MidAmerican’s management will continue to evaluate these estimates during the third quarter of 2004, including the expected impact of planned improvements to the mineral extraction processes. MidAmerican’s management has also begun exploring other operating alternatives, such as establishing strategic partnerships and consideration of taking the facilities out of operation if it is concluded that the Project cannot be operated economically on a long-term basis. While no decisions have been reached, MidAmerican’s management expects to decide on the future of the Project by the end of 2004. If it decides to curtail or cease operations or sell the Project, a write-off of some or all of the capitalized costs of the Project may be required.

Note 4. Investments in fixed maturity securities

     Data with respect to investments in fixed maturity securities, which are classified as available-for-sale, are shown in the tabulation below (in millions).

	June 30,	December 31,
	2004	2003
Insurance and other:
Amortized cost	$21,322	$23,143
Gross unrealized gains	2,188	3,033
Gross unrealized losses	(73)	(60)

Fair value	$23,437	$26,116

Finance and financial products:
Amortized cost	$7,005	$8,513
Gross unrealized gains	489	579
Gross unrealized losses	(1)	—

Fair value	$7,493	$9,092

Note 5. Investments in equity securities

     Data with respect to investments in equity securities are shown in the tabulation below (in millions).

	June 30,	December 31,
	2004	2003
Total cost	$9,191	$8,515
Gross unrealized gains	27,790	26,837
Gross unrealized losses	(44)	(65)

Total fair value	$36,937	$35,287

Fair value:
American Express Company	$7,790	$7,312
The Coca-Cola Company	10,096	10,150
The Gillette Company	4,070	3,526
Wells Fargo & Company	3,231	3,324
Other equity securities	11,750	10,975

Total	$36,937	$35,287

Note 6. Loans and Receivables

     Receivables of insurance and other businesses are comprised of the following (in millions).

	June 30,	December 31,
	2004	2003
Insurance premiums receivable	$4,469	$5,183
Reinsurance recoverables on unpaid losses	2,508	2,781
Trade and other receivables	5,323	4,791
Allowances for uncollectible accounts	(438)	(441)

	$11,862	$12,314

FORM 10-Q

Notes To Interim Consolidated Financial Statements (Continued)

Note 6. Loans and Receivables (Continued)

     Loans and finance receivables of finance and financial products businesses are comprised of the following (in millions).

	June 30,	December 31,
	2004	2003
Consumer installment loans and finance receivables	$3,704	$2,874
Commercial loans and finance receivables	1,283	2,077

	$4,987	$4,951

     Loans and finance receivables are not held for sale and are stated at amortized cost less allowances for uncollectible accounts. Berkshire has the ability and intent to hold such loans and receivables to maturity. Amortized cost represents acquisition cost, plus or minus origination and commitment costs paid or fees received which together with acquisition premiums or discounts are required to be deferred and amortized as yield adjustments over the life of the loan. Allowances for uncollectible accounts were immaterial as of June 30, 2004 and December 31, 2003.

     Note 7. Deferred income tax liabilities

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are shown below (in millions).

	June 30,	December 31,
	2004	2003
Deferred income tax liabilities:
Unrealized appreciation of investments	$10,677	$10,663
Deferred charges reinsurance assumed	992	1,080
Property, plant and equipment	1,109	1,124
Investments	279	337
Other	1,497	1,350

	14,554	14,554

Deferred income tax assets:
Unpaid losses and loss adjustment expenses	(1,100)	(1,299)
Unearned premiums	(423)	(372)
Other	(1,510)	(1,448)

	(3,033)	(3,119)

Net deferred tax liability	$11,521	$11,435

Note 8. Notes payable and other borrowings

     Notes payable and other borrowings of Berkshire and its subsidiaries are summarized below. Amounts are in millions.

	June 30,	December 31,
	2004	2003
Insurance and other:
Issued by Berkshire, notes and investment agreements due 2007-2033	$1,021	$1,032
Issued by subsidiaries and guaranteed by Berkshire:
Commercial paper and other short-term borrowings	1,242	1,527
Other debt due 2006-2035	315	315
Issued by subsidiaries and not guaranteed by Berkshire due 2004-2041	1,252	1,308

	$3,830	$4,182

Finance and financial products:
Issued by subsidiaries and guaranteed by Berkshire:
3.375% notes due 2008	$1,049	$744
4.20% notes due 2010	497	497
4.625% notes due 2013	948	744
Other borrowings	340	809
Issued by subsidiaries and not guaranteed by Berkshire due 2004-2037	1,558	2,143

	$4,392	$4,937

FORM 10-Q

Notes To Interim Consolidated Financial Statements (Continued)

Note 9. Common stock

     The following table summarizes Berkshire’s common stock activity during the first half of 2004.

	Class A common stock	Class B common stock
	(1,650,000 shares authorized)	(55,000,000 shares authorized)
	Issued and Outstanding	Issued and Outstanding
Balance at December 31, 2003	1,282,979	7,609,543
Conversions of Class A common stock to Class B common stock and other	(9,547)	321,897

Balance at June 30, 2004	1,273,432	7,931,440

     Each share of Class A common stock is convertible, at the option of the holder, into thirty shares of Class B common stock. Class B common stock is not convertible into Class A common stock. Class B common stock has economic rights equal to one-thirtieth (1/30) of the economic rights of Class A common stock. Accordingly, on an equivalent Class A common stock basis, there are 1,537,813 shares outstanding at June 30, 2004 and 1,536,630 shares outstanding at December 31, 2003. Each Class A common share is entitled to one vote per share. Each Class B common share possesses the voting rights of one-two-hundredth (1/200) of the voting rights of a Class A share. Class A and Class B common shares vote together as a single class.

Note 10. Comprehensive income

     Berkshire’s comprehensive income for the second quarter and first half of 2004 and 2003 is shown in the table below (in millions).

	Second Quarter		First Half
	2004	2003	2004	2003
Net earnings	$1,282	$2,229	$2,832	$3,959

Other comprehensive income:
Increase (decrease) in unrealized appreciation of investments	(777)	4,518	29	3,862
Applicable income taxes and minority interests	279	(1,601)	(15)	(1,359)
Other	(114)	111	(65)	96
Applicable income taxes and minority interests	20	(32)	—	(28)

	(592)	2,996	(51)	2,571

Comprehensive income	$690	$5,225	$2,781	$6,530

Note 11. Value Capital

     Value Capital L.P., (“Value Capital”), a limited partnership, commenced operations in 1998. A wholly owned Berkshire subsidiary is a limited partner in Value Capital. The partnership’s objective is to achieve income and capital growth from investments and arbitrage in fixed income investments. Profits and losses (after fees to the general partner) are allocated to the partners based upon each partner’s investment. As of June 30, 2004, Berkshire’s share of such profit and loss was approximately 90%, although as a limited partner Berkshire’s exposure to loss is limited to the carrying value of its investment. Through December 31, 2003, Berkshire accounted for its limited partnership investment pursuant to the equity method. Beginning in 2004, Berkshire consolidates Value Capital in connection with the adoption of revised FIN 46. FIN 46 encourages but does not require restatement of previously issued financial statements. Berkshire has elected to not restate its prior year financial statements. Value Capital is being consolidated solely to comply with the requirements of FIN 46. Berkshire does not guarantee any of Value Capital’s liabilities and has no control over decisions made by the management of Value Capital or those of its general partner.

FORM 10-Q

Notes To Interim Consolidated Financial Statements (Continued)

Note 12. Business segment data

     A disaggregation of Berkshire’s consolidated data for the second quarter and first half of each of the two most recent years is as follows. Amounts are in millions.

	Second Quarter		First Half
	2004	2003	2004	2003
Revenues
Operating Businesses:
Insurance group:
Premiums earned:
GEICO	$2,180	$1,903	$4,288	$3,723
General Re	2,058	1,963	3,873	4,012
Berkshire Hathaway Reinsurance Group	936	1,411	1,738	2,486
Berkshire Hathaway Primary Group	307	244	584	476
Investment income	684	818	1,347	1,673

Total insurance group	6,165	6,339	11,830	12,370
Apparel	574	537	1,091	1,008
Building products	1,127	1,004	2,075	1,834
Finance and financial products	1,056	443	1,880	988
Flight services	713	599	1,452	1,147
McLane Company	5,894	1,670	11,235	1,670
Retail	601	498	1,186	963
Shaw Industries	1,326	1,171	2,552	2,190
Other businesses	819	773	1,528	1,457

Reconciliation of segments to consolidated amount:	18,275	13,034	34,829	23,627
Investment gains (losses)	(262)	1,391	385	2,214
Other revenues	6	9	14	14
Eliminations and other	(23)	(38)	(48)	(83)

	$17,996	$14,396	$35,180	$25,772

	Second Quarter		First Half
	2004	2003	2004	2003
Earnings before income taxes and minority interests
Operating Businesses:
Insurance group:
Underwriting gain:
GEICO	$229	$67	$452	$172
General Re	39	53	81	85
Berkshire Hathaway Reinsurance Group	373	262	395	405
Berkshire Hathaway Primary Group	10	17	19	30
Net investment income	679	814	1,337	1,665

Total insurance group	1,330	1,213	2,284	2,357
Apparel	75	74	145	139
Building products	192	139	311	238
Finance and financial products	182	140	324	350
Flight services	36	33	66	25
McLane Company	58	22	114	22
Retail	32	33	56	52
Shaw Industries	135	109	238	178
Other businesses	110	131	182	213

Reconciliation of segments to consolidated amount:	2,150	1,894	3,720	3,574
Investment gains (losses)	(264)	1,399	372	2,210
Equity in earnings of MidAmerican Energy Holdings Company	71	90	209	218
Interest expense *	(24)	(24)	(47)	(47)
Corporate and other	(19)	(24)	(40)	(70)

	$1,914	$3,335	$4,214	$5,885

*	Amounts of interest expense represent interest on notes payable and other borrowings exclusive of that of finance businesses and interest allocated to certain businesses.

FORM 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Net earnings for the second quarter and first half of 2004 and 2003 are disaggregated in the table that follows. Amounts are after deducting minority interests and income taxes. Dollar amounts are in millions.

	Second Quarter		First Half
	2004	2003	2004	2003
Insurance – underwriting	$422	$263	$614	$451
Insurance – investment income	479	571	934	1,163
Non-insurance businesses	508	422	886	761
Equity in earnings of MidAmerican Energy Holdings Company	71	90	209	218
Interest expense	(15)	(15)	(30)	(30)
Other	(11)	(7)	(24)	(35)
Investment gains (losses)	(172)	905	243	1,431

Net earnings	$1,282	$2,229	$2,832	$3,959

     Insurance – Underwriting

     A summary follows of underwriting results from Berkshire’s insurance businesses for the second quarter and first half of 2004 and 2003. Dollar amounts are in millions.

	Second Quarter		First Half
	2004	2003	2004	2003
Underwriting gain attributable to:
GEICO	$229	$67	$452	$172
General Re	39	53	81	85
Berkshire Hathaway Reinsurance Group	373	262	395	405
Berkshire Hathaway Primary Group	10	17	19	30

Pre-tax underwriting gain	651	399	947	692
Income taxes and minority interests	229	136	333	241

Net underwriting gain	$422	$263	$614	$451

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

     GEICO’s pre-tax underwriting results for the second quarter and first half of 2004 and 2003 are summarized in the table below. Dollar amounts are in millions.

	Second Quarter				First Half
	2004		2003		2004		2003
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums earned	$2,180	100.0	$1,903	100.0	$4,288	100.0	$3,723	100.0

Losses and loss expenses	1,588	72.8	1,503	79.0	3,092	72.1	2,873	77.2
Underwriting expenses	363	16.7	333	17.5	744	17.4	678	18.2

Total losses and expenses	1,951	89.5	1,836	96.5	3,836	89.5	3,551	95.4

Pre-tax underwriting gain	$229		$67		$452		$172

FORM 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     GEICO (Continued)

     Premiums earned in the second quarter of 2004 were $2,180 million, an increase of 14.6% over the second quarter of 2003. For the six months ended June 30, 2004 earned premiums were $4,288 million, an increase of 15.2% over 2003. The growth in premiums earned for voluntary auto was 15.0% and reflects a 10.4% increase in policies-in-force during the past year and average premium rate increases of less than two percent.

     Over the twelve months ending June 30, 2004, policies-in-force increased 7.3% in the preferred risk auto line and increased 21.3% in the standard and nonstandard auto lines. Voluntary auto new business sales in the first six months of 2004 increased 10.9% as compared to 2003. Voluntary auto policies-in-force at June 30, 2004 were 275 thousand higher than at December 31, 2003. Management attributes the growth of in-force policies to competitive rates and dedication to customer service. Several competitors have recently initiated rate decreases, so the rate of growth of policies-in-force may slow over the remainder of 2004.

     Losses and loss expenses increased 5.7% to $1,588 million in the second quarter of 2004 and 7.6% to $3,092 million for the first six months of 2004. The loss ratio was 72.1% in the first six months of 2004 compared to 77.2% in 2003. Overall the number of claims to loss exposure units (“claim frequency”) declined in 2004 as compared to 2003. Claims frequencies for physical damage coverages have decreased in the five to eight percent range from 2003, which included more weather related losses, while frequencies for bodily injury coverages have decreased in the two to four percent range. Bodily injury severity (or the estimated cost per claim) has increased in the six to eight percent range over 2003 while physical damage severity has increased in the three to five percent range. Incurred losses from catastrophe events for the first six months of 2004 totaled approximately $14 million compared to $31 million last year.

     Policy acquisition expenses, which represent approximately 55% of total underwriting expenses, increased 14.5% in the first six months of 2004 to $405 million, reflecting a 44% increase in advertising costs. Other underwriting expenses for the first six months of 2004 of $339 million increased about 5% over 2003, primarily due to higher salary and other employee benefit expenses, including profit sharing accruals.

     General Re

     General Re conducts a reinsurance business, which offers reinsurance coverage of essentially all types of property, casualty, life and health risks in the United States and worldwide. General Re’s principal reinsurance operations are internally comprised of: (1) North American property/casualty, (2) international property/casualty, which principally consists of business written through 89%-owned Cologne Re, (3) London-market property/casualty through the Faraday operations, and (4) global life/health.

     General Re’s pre-tax underwriting results for the second quarter and first half of 2004 and 2003 are summarized below. Dollars are in millions.

	Premiums earned				Pre-tax underwriting gain
	Second Quarter		First Half		Second Quarter		First Half
	2004	2003	2004	2003	2004	2003	2004	2003
North American property/casualty	$990	$885	$1,754	$1,774	$26	$18	$44	$29
International property/casualty	403	452	803	859	(18)	11	(6)	15
Faraday (London-market)	184	154	379	445	9	13	16	27
Global life/health	481	472	937	934	22	11	27	14

	$2,058	$1,963	$3,873	$4,012	$39	$53	$81	$85

     General Re strives to generate long-term pre-tax underwriting gains in essentially all of its product lines. Underwriting performance is not evaluated based upon market share and underwriters are instructed to reject inadequately priced risks. Management expects written and earned premiums to decline over the remainder of 2004 when compared with 2003 premium volume, mostly due to maintaining underwriting discipline in an increasingly price-competitive property/casualty market.

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

FORM 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     General Re (Continued)

North American property/casualty (Continued)

     Premiums written in the first half totaled $1,584 million in 2004 and $1,610 million in 2003. Premiums written and earned in the second quarter and first six months of 2004 included $241 million from a retroactive reinsurance contract. No retroactive contracts were written in the first half of 2003. Excluding retroactive reinsurance, premiums earned in the second quarter and first half of 2004 declined $136 million (15.4%) and $261 million (14.7%), respectively, compared with 2003 periods. The decline in first half premiums earned reflects reductions from cancellations/non-renewals over new contracts (estimated at $391 million), partially offset by renewal rate increases and changes in renewal terms and conditions across all lines of business (estimated at $130 million).

     The North American property/casualty business produced pre-tax underwriting gains of $26 million and $44 million in the second quarter and first half of 2004, compared with gains of $18 million and $29 million in the comparable 2003 periods. Results for the first half of 2004 consisted of $114 million in current accident year gains, partially offset by $70 million in prior accident years’ losses. Results for the first half of 2003 included $69 million in current accident year gains, partially offset by $40 million in prior accident years’ losses. Results for both 2004 and 2003 periods reflect the favorable effects of re-pricing efforts and improved contract terms and conditions implemented over the past three years. Additionally, underwriting results for both 2004 and 2003 benefited from the absence of major catastrophes and other large individual property losses ($20 million or greater), a condition that is unusual and should not be expected to occur consistently in the future.

     First half underwriting results included losses related to prior years of $70 million in 2004 and $40 million in 2003. Included in these amounts are $54 million in 2004 and $49 million in 2003 related to discount accretion on workers’ compensation reserves and deferred charge amortization on retroactive reinsurance contracts. Additionally, during the first half of 2004 losses incurred reflected increases for prior years’ casualty losses of $51 million (primarily in the workers’ compensation, errors and omissions and directors and officers’ liability lines). Offsetting these losses were decreases of $35 million in prior years’ property losses. The revised estimates in 2004 on prior years’ casualty loss reserves reflect escalating medical utilization and inflation that adversely affect workers’ compensation losses, and an increased frequency in corporate bankruptcies, scandals and accounting restatements which increased losses under errors and omissions and directors and officers’ coverages.

     General Re continuously estimates its liabilities and related reinsurance recoverables for environmental and asbestos claims and claim expenses. Most liabilities for such claims arise from exposures in the United States. Environmental and asbestos exposures do not lend themselves to traditional methods of loss development determination and therefore reserves related to these exposures may be considered less reliable than reserves for standard lines of business (e.g., automobile). The estimate for environmental and asbestos losses is composed of four parts: known claims, development on known claims, incurred but not reported (“IBNR”) losses and direct excess coverage litigation expenses. At June 30, 2004, environmental and asbestos loss reserves for North America were approximately $1,192 million ($865 million net of reinsurance). As of December 31, 2003 such amounts totaled $1,240 million ($890 million net of reinsurance). The changing legal environment concerning asbestos and environmental claims has made quantification of potential exposures very difficult. Future changes to the legal environment may precipitate significant changes in reserves.

     Due to the long-tail nature of casualty losses, a higher level of uncertainty is involved in estimating loss reserves for current accident year occurrences. Thus, the ultimate level of underwriting gain or loss with respect to the 2004 accident year will not be fully known for many years. North American property/casualty loss reserves were $14.3 billion ($13.3 billion net of reinsurance) at June 30, 2004 and $15.5 billion ($14.3 billion net of reinsurance) at December 31, 2003. The decline during 2004 was primarily attributable to a commutation (unwinding) of an unusually large reinsurance contract. About 52% of the reserves at June 30, 2004 were estimates of IBNR losses.

     Although total loss reserve levels are believed to be adequate, there can be no guarantees. A relatively small change in the estimate of net reserves can produce large changes in periodic underwriting results. For instance, a one-percentage point change in net loss reserves at June 30, 2004 would produce a pre-tax underwriting gain or loss of $133 million, or roughly 3.8% of annualized first half 2004 premiums earned. In addition, the timing and magnitude of catastrophe and large individual property losses are expected to continue to contribute to volatile periodic underwriting results in the future.

International property/casualty

     The international property/casualty operation writes quota-share and excess reinsurance on risks around the world, with its largest markets in Continental Europe and the United Kingdom. International property/casualty business is written on a direct reinsurance basis primarily through Cologne Re.

FORM 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     General Re (Continued)

International property/casualty (Continued)

     Premiums written in the first half of 2004 were $901 million, a decline of $51 million (5.4%) from the first half of 2003. Premiums earned in the second quarter and first half of 2004 decreased $49 million (10.8%) and $56 million (6.5%), respectively, from the comparable 2003 periods. In local currencies, premiums earned declined 17% in the second quarter and 16% in the first half of 2004 compared with the second quarter and first half of 2003. The decrease in premiums earned was primarily due to maintaining underwriting discipline by not accepting risks that were believed to be inadequately priced.

     The international property/casualty operations produced pre-tax underwriting losses of $18 million in the second quarter and $6 million in the first half of 2004, compared with underwriting gains of $11 million and $15 million in the comparable 2003 periods. Underwriting results in 2004 included prior years’ losses of $23 million in the second quarter and $13 million in the first six months. The prior years’ losses were primarily in Australian motor excess and workers’ compensation business and other European casualty lines. First half underwriting gains in 2003 reflected rate increases and the lack of large individual property and catastrophe losses, partially offset by casualty losses.

     At June 30, 2004, the international property/casualty operations had gross loss reserves of $5.7 billion, ($5.6 billion net of reinsurance) compared to $6.4 billion in gross loss reserves at December 31, 2003 ($6.0 billion net of reinsurance).

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

     Premiums written in the first half of 2004 totaled $410 million, a decline of $145 million (26.1%) from the first half of 2003. Premiums earned in the London-market operations increased $30 million (19.5%) in the second quarter of 2004 and decreased $66 million (14.8%) in the first half of 2004 compared with the same periods in 2003. In local currencies, premiums earned increased 7% in the second quarter and decreased 25% in the first half of 2004 from 2003 amounts. The decrease in first half 2004 premiums earned was primarily due to declines in premiums earned on property business as well as from Cologne Re’s Continental Europe broker-market subsidiary, which was placed in run-off in June 2003.

     London-market operations produced pre-tax underwriting gains in the second quarter and first half of 2004 of $9 million and $16 million, respectively, compared with gains of $13 million in the second quarter and $27 million in the first half of 2003. Underwriting gains in the first half of 2004 occurred primarily in property and aviation lines, reflecting selective underwriting and a lack of catastrophes and other large losses. These gains were partially offset by losses in casualty coverages.

     At June 30, 2004, the Faraday operations had gross loss reserves of $2.1 billion, ($1.8 billion net of reinsurance) compared to $1.9 billion in gross reserves at December 31, 2003 ($1.7 billion net of reinsurance).

Global life/health

     General Re’s global life/health affiliates reinsure such risks worldwide. Second quarter and first half 2004 premiums earned were relatively unchanged when compared with the same periods in 2003. Adjusting for the effects of foreign currency exchange, premiums earned declined 1.6% in the second quarter and 4.9% in the first half of 2004 from the comparable 2003 periods.

     Second quarter and first half 2004 underwriting results for the global life/health operations produced pre-tax underwriting gains of $22 million and $27 million, respectively, compared with gains of $11 million and $14 million for the same periods in 2003. Underwriting gains in 2004 and 2003 were generated primarily from international life business. The improvement in 2004 underwriting results was principally attributable to favorable claim experience in Continental Europe and in the United Kingdom.

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

     BHRG’s pre-tax underwriting results are summarized in the table below. Amounts are in millions.

	Premiums earned				Pre-tax underwriting gain
	Second Quarter		First Half		Second Quarter		First Half
	2004	2003	2004	2003	2004	2003	2004	2003
Catastrophe and individual risk	$292	$377	$593	$676	$246	$284	$454	$557
Retroactive reinsurance	20	431	20	431	(109)	(66)	(307)	(210)
Traditional multi-line	624	603	1,125	1,379	236	44	248	58

	$936	$1,411	$1,738	$2,486	$373	$262	$395	$405

     Premiums earned from catastrophe and individual risk contracts in the second quarter and first half of 2004 declined $85 million (22.5%) and $83 million (12.3%) respectively from the corresponding 2003 periods. Total catastrophe and individual risk premiums written during the first half of 2004 were $880 million and unearned premiums totaled about $830 million as of June 30, 2004.

     The underwriting gains from catastrophe and individual risk business in 2004 and 2003 reflect low levels of catastrophe losses and other large individual property losses. Although underwriting results from this business over the past two years have been very profitable, catastrophic losses (and thus large underwriting losses) are anticipated to occur over time. The timing and magnitude of such losses may produce extraordinary volatility in periodic underwriting results of BHRG’s catastrophe and individual risk business. A single event could potentially produce a pre-tax gross loss of approximately $5 billion. Such volatility is accepted, however, provided that the long-term prospect of achieving an underwriting profit is reasonable.

     A single retroactive reinsurance contract generated $20 million of premiums in 2004, as compared to $431 million from contracts written in 2003. Retroactive policies normally provide very large, but limited, indemnification of losses and loss adjustment expenses with respect to past loss events, which are generally expected to be paid over long periods of time. Loss payments have not commenced on several contracts, which are subject to specified loss retentions by the counterparty to the contracts.

     The underwriting losses from retroactive reinsurance are primarily attributed to the amortization of deferred charges established on retroactive reinsurance contracts. The deferred charges, which represent the difference between the policy premium and the estimated ultimate claim reserves, are amortized over the expected claim payment period using the interest method. The amortization charges are recorded as losses incurred and, therefore, produce underwriting losses. The level of amortization in a given period is based upon estimates of the timing and amount of future loss payments. During the first quarter of 2004, the estimated timing of future loss payments with respect to one large contract was accelerated. As of December 31, 2003, loss reserves established for this contract were recorded at policy limits. However, the acceleration of the estimated timing of future loss payments produced an incremental pre-tax amortization charge of approximately $100 million in the first quarter of 2004. For the first half of 2003, the net effect of changes in deferred charge estimates were negligible.

     Unamortized deferred charges at June 30, 2004 totaled approximately $2.5 billion. Management believes that these charges are reasonable relative to the large amount of float generated from these policies, which totaled about $7.8 billion at June 30, 2004. Income generated from the investment of float is reflected in net investment income.

     Premiums earned in the first half of 2004 from traditional multi-line reinsurance, decreased $254 million (18.4%) from the first half of 2003. The comparative decrease was primarily due to declines in quota-share participations (including Lloyd’s) and the termination of a major quota-share contract in mid-2003. During 2004, management has taken actions to reduce its future participation as a reinsurer of Lloyd’s. Net underwriting results in 2004 and 2003 continued to reflect low amounts of property and aviation losses. In addition, underwriting results in the second quarter and first half of 2004 included a gain of approximately $150 million related to liabilities that were settled as a result of commutations of certain reinsurance contracts.

FORM 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Berkshire Hathaway Primary Group

     Premiums earned by Berkshire’s various other primary insurers totaled $307 million and $584 million for the second quarter and first half of 2004, respectively, an increase of $63 million (25.8%) and $108 million (22.7%) over the corresponding 2003 periods. The increases in premiums earned were principally attributable to the NICO Primary group and U.S. Liability Insurance Group. For the first six months, Berkshire’s primary insurers produced underwriting gains of $19 million in 2004 and $30 million in 2003, primarily attributable to NICO and U.S. Liability.

     Insurance – Investment Income

     After-tax net investment income produced by Berkshire’s insurance and reinsurance businesses for the second quarter and first half of 2004 and 2003 is summarized in the table below. Dollar amounts are in millions.

	Second Quarter		First Half
	2004	2003	2004	2003
Net investment income before income taxes and minority interests	$679	$814	$1,337	$1,665
Income taxes and minority interests	200	243	403	502

Net investment income	$479	$571	$934	$1,163

     Pre-tax investment income earned by Berkshire’s insurance businesses in the second quarter of 2004 declined $135 million (16.6%) and $328 million (19.7%) in the first half from the corresponding prior year amounts. The declines in 2004 periods reflect reductions of high yield corporate and longer term fixed maturity investments, and higher proportions of low yielding cash and cash equivalents.

     A summary of investments held in Berkshire’s insurance businesses follows. Dollar amounts are in millions.

	June 30, 2004	December 31, 2003	June 30, 2003
Cash and cash equivalents	$34,174	$29,908	$23,330
Marketable equity securities	36,658	35,017	31,559
Fixed maturity securities	23,417	26,087	28,832
Other	2,097	2,656	2,755

	$96,346	$93,668	$86,476

     Fixed maturity investments as of June 30, 2004 were as follows. Dollar amounts are in millions.

	Amortized cost	Unrealized gains	Fair value
U.S. Treasury, government corporations and agencies	$1,614	$8	$1,622
States, municipalities and political subdivisions	3,971	138	4,109
Foreign governments	5,308	12	5,320
Corporate bonds and redeemable preferred stocks, investment grade	4,315	454	4,769
Corporate bonds and redeemable preferred stocks, non-investment grade	3,317	1,399	4,716
Mortgage backed securities	2,777	104	2,881

	$21,302	$2,115	$23,417

     All U.S. government obligations are rated AAA by the major rating agencies and over 90% of all state, municipal and political subdivisions, foreign government obligations and mortgage-backed securities were rated AA or higher by the major rating agencies. Non-investment grade securities represent securities that are rated below BBB- or Baa3. Fair value reflects quoted market prices where available or, if not available, prices obtained from independent pricing services.

     Absent an increase in short-term interest rates or new opportunities to reinvest in longer term instruments where yields are perceived as adequate to compensate for interest rate and credit risk, the comparative amount of investment income earned over the remainder of 2004 from assets of Berkshire’s insurance businesses will continue to decline in comparison with 2003. While the exceptionally high level of cash and cash equivalents is expected to depress Berkshire’s investment earnings over the short-term, Berkshire’s management believes it is currently the best alternative in preserving capital and maintaining flexibility to make significant acquisitions in the future when opportunities arise.

FORM 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Insurance – Investment Income (Continued)

     Invested assets derive from shareholder capital and reinvested earnings as well as net liabilities assumed under insurance contracts or “float.” The major components of float are unpaid losses, unearned premiums and other liabilities to policyholders less premiums and reinsurance receivables, deferred charges assumed under retroactive reinsurance contracts and deferred policy acquisition costs. Float totaled $43.6 billion at June 30, 2004, $45.0 billion at March 31, 2004, $44.2 billion at December 31, 2003 and $43.1 billion at June 30, 2003. The decline in float during the second quarter of 2004 was primarily due to commutations of reinsurance contracts. The terms of these commutations were believed to be sufficiently attractive to justify the corresponding reduction in float. The cost of float, as represented by the ratio of pre-tax underwriting gain or loss to average float, was negative in 2004 and for the full year of 2003, as Berkshire’s insurance businesses generated pre-tax underwriting gains.

       Non-Insurance Businesses

     Results of operations of Berkshire’s diverse non-insurance businesses for the second quarter and first half of 2004 and 2003 are summarized in the following table. Dollar amounts are in millions.

	Second Quarter		First Half
	2004	2003	2004	2003
Pre-tax earnings	$820	$681	$1,436	$1,217
Income taxes/minority interests	312	259	550	456

Net earnings	$508	$422	$886	$761

     A comparison of revenues and pre-tax earnings for the non-insurance business segments follows. Dollar amounts are in millions.

	Revenues				Pre-tax Earnings
	Second Quarter		First Half		Second Quarter		First Half
	2004	2003	2004	2003	2004	2003	2004	2003
Apparel	$574	$537	$1,091	$1,008	$75	$74	$145	$139
Building products	1,127	1,004	2,075	1,834	192	139	311	238
Finance and financial products	1,056	443	1,880	988	182	140	324	350
Flight services	713	599	1,452	1,147	36	33	66	25
McLane Company	5,894	1,670	11,235	1,670	58	22	114	22
Retail	601	498	1,186	963	32	33	56	52
Shaw Industries	1,326	1,171	2,552	2,190	135	109	238	178
Other businesses	819	773	1,528	1,457	110	131	182	213

	$12,110	$6,695	$22,999	$11,257	$820	$681	$1,436	$1,217

     Apparel businesses generated sales of $574 million for the second quarter and $1,091 million for the first six months of 2004, increases of $37 million (6.9%) and $83 million (8.2%) over the second quarter and first half of 2003, respectively. The sales increases in 2004 derived from increases at Fruit of the Loom of $54 million for the second quarter and $99 million for the first half. Fruit of the Loom’s unit volume increased 19.7% in the first half of 2004, reflecting new product placement and strong sales by retailers in the U.S. Aggregate sales from Berkshire’s other clothing and footwear businesses declined by approximately $16 million for the second quarter and first half. Pre-tax earnings from apparel for the second quarter of 2004 were relatively unchanged from 2003 and for the first half of 2004 increased $6 million (4.3%) over 2003. The aforementioned sales increase at Fruit of the Loom was partially offset by lower prices and increased costs for cotton, which contributed to a reduction in gross margins.

     Revenues for the second quarter and first six months of 2004 of Berkshire’s building products group increased 12.3% and 13.1%, respectively, over revenues for the comparable 2003 periods. The comparative year-to-date increase reflected increased sales of building insulation and roofing (9%), brick and masonry products (6%), and paint products (11%), as well as a 44% increase in sales of connector plates and truss components. Favorable residential housing construction continued in the second quarter of 2004. Pre-tax earnings in the second quarter and first half of 2004 exceeded 2003 periods by $53 million and $73 million, respectively, which reflects the aforementioned sales increases and a two percentage point increase in pre-tax margins, attributable, in part, to relatively lower selling, general and administrative expenses. Pre-tax earnings for the second quarter and first half of 2003 included a loss of $21 million with respect to a fire at a pipe insulation plant in Ohio. During 2004, certain production costs (such as steel and energy) have risen significantly. If such increases persist, profit margins may decline in future periods to the extent that such costs cannot be passed on to customers.

FORM 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

       Non-Insurance Businesses (Continued)

     Revenues for the second quarter and first half of 2004 of Berkshire’s finance and financial products businesses include Clayton Homes, acquired by Berkshire in August 2003 as well as Value Capital, which is consolidated in Berkshire’s financial statements effective January 1, 2004 upon the adoption of revised FIN No. 46. See Note 2 for information regarding the Clayton acquisition and Notes 1 and 11 for additional information regarding Berkshire’s reporting of its investment in Value Capital. The consolidation of Value Capital in 2004 had no effect on net earnings of the finance group because prior to 2004, Berkshire’s proportionate share of Value Capital’s earnings was included in earnings pursuant to the equity method. Clayton and Value Capital generated total revenues of about $681 million for the second quarter and $1,145 million for the first six months of 2004.

     Excluding Clayton and Value Capital, finance revenues in the second quarter of 2004 declined $63 million compared to the second quarter of 2003. For the first six months of 2004, other finance revenues declined $217 million compared to 2003. The comparative declines in 2004 revenues were primarily due to lower interest income, resulting from lower amounts of invested assets and higher proportions of low-yielding short-term investments to total assets associated with the leveraged investing activities and the life/annuity insurance business. In addition, the financed loan to FINOVA through Berkadia was repaid in full during the first quarter of 2004.

     Pre-tax earnings from finance and financial products businesses, excluding investment gains/losses, for the second quarter of 2004 were $182 million, an increase of $42 million over the second quarter of 2003. For the first half of 2004, pre-tax earnings were $324 million, a decrease of $26 million compared to the first half of 2003. Pre-tax earnings from leveraged investing activities declined approximately $30 million in the second quarter and $83 million for the first half as a result of comparatively lower amounts of invested assets. In addition, pre-tax earnings for the second quarter and first half of 2004 of the life/annuity insurance business declined approximately $40 million and $90 million, respectively, as a result of higher allocations of investments in cash and cash equivalents and a significant reduction in the early redemption of fixed income securities purchased at a discount. Liabilities associated with this business are generally long-term and therefore carry higher interest rates. Offsetting the aforementioned declines was the impact of the Clayton acquisition as well as improved results by Berkshire’s leasing businesses (XTRA and CORT) and lower losses from the run-off of General Re’s finance business.

     Revenues from flight services in 2004 exceeded revenues in the corresponding 2003 periods by $114 million (19.0%) for the second quarter and $305 million (26.6%) for the first six months. Training revenues for the second quarter and first half of 2004 exceeded amounts from the corresponding 2003 periods by 12.4% and 9.4%, respectively, due to an 11% increase in year to date simulator usage, primarily from corporate aviation and regional airline customers. Revenues from aircraft sales and flight operations in 2004 increased $97 million (21.0%) for the second quarter and $279 million (32.0%) for the first six months.

     Pre-tax earnings of the flight services segment for the first half of 2004 totaled $66 million compared to pre-tax earnings of $25 million for the first half of 2003. For the first half of 2004, pre-tax earnings from training activities as well as aircraft sales and flight operations increased over the first half of 2003. Pre-tax earnings from training increased $23 million for the first half of 2004 over 2003 due to the aforementioned revenue increases and from relatively small increases in certain fixed operating costs, including salaries and depreciation. The pre-tax results of the aircraft sales and flight operations business improved by about $18 million during the first half of 2004. The improvement was primarily due to an increase in aircraft sales and an increase in the volume and efficiency of flight operations.

     On May 23, 2003, Berkshire acquired McLane Company, Inc., a distributor of grocery and food products to retailers, convenience stores and restaurants, from Wal-Mart Stores, Inc. See Note 2 for additional information regarding the McLane acquisition. Results of McLane’s business operations are included in Berkshire’s consolidated results beginning on that date. McLane’s revenues in 2004 totaled $5,894 million for the second quarter and $11,235 million for the first half. Pre-tax earnings totaled $58 million for the second quarter and $114 million for the first six months of 2004. On a proforma basis, McLane’s sales and pre-tax earnings for the first six months of 2003 totaled approximately $10,121 million and $85 million, respectively. The comparative year-to-date increases in sales (and pre-tax earnings) reflect the addition of new customers since Berkshire’s acquisition and growth in the food service business. In 2003, approximately 35% of McLane’s annual revenues derived from sales to Wal-Mart Stores, Inc. McLane’s business is marked by high sales volume and very thin profit margins.

FORM 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

       Non-Insurance Businesses (Continued)

     Revenues from Berkshire’s various home furnishing and jewelry retailers for the second quarter of 2004 increased $103 million (20.7%) over the second quarter of 2003. For the first half, retail revenues in 2004 increased $223 million (23.2%) over 2003. Same-store sales increased 3.4% in the second quarter and 3.9% for the first half, reflecting an overall improved retail environment. Pre-tax earnings of the retailing group for the second quarter of 2004 totaled $32 million, relatively unchanged from 2003. For the first six months of 2004, pre-tax earnings increased $4 million (7.7%) over 2003. Pre-tax earnings benefited from higher sales volume, but was partially offset by increased depreciation and salary and benefit expenses.

     Revenues of Shaw for the second quarter and first six months of 2004 increased $155 million (13.2%) and $362 million (16.5%) over the corresponding 2003 periods, reflecting a 16% increase in year-to-date square yards of carpet sold and unchanged average selling prices. Sales for 2004 include those of Georgia Tufters and the Dixie Group, which were acquired in 2003, and which generated sales of $60 million for the second quarter and $130 million for the first half of 2004. Sales volume increases in 2004 benefited from continued solid residential housing markets and improvement in demand for Shaw’s commercial carpet products. In addition, management believes that some customers have accelerated purchases to delay the effects of anticipated price increases. Pre-tax earnings for the second quarter of 2004 increased $26 million (23.9%) over the second quarter of 2003. For the first six months of 2004, pre-tax earnings increased $60 million (33.7%) over 2003. Manufacturing costs per square yard in 2004 increased approximately 2.5% for the second quarter and 1.4% for the first six months reflecting higher raw material and energy related costs. The comparative increases in pre-tax earnings were attributed primarily to the aforementioned sales increases, acquisitions and lower selling expenses.

     Equity in Earnings of MidAmerican Energy Holdings Company

     Earnings from MidAmerican represent Berkshire’s share of MidAmerican’s net earnings, as determined under the equity method. In 2004, earnings from MidAmerican totaled $71 million for the second quarter and $209 million for the first half. See Note 3 for additional information regarding Berkshire’s investments in MidAmerican.

     Investment Gains (Losses)

     Investment gains and losses arise when (1) investments are sold and (2) foreign currency forward contracts are marked-to-market with a corresponding gain or loss included earnings. Investment gains and losses also arise in connection with investments by Berkshire in life settlement contracts. Investment losses can also arise when available-for-sale or held-to-maturity securities are deemed to be other-than-temporarily impaired (“OTI”). A summary of investment gains and losses follows. Dollar amounts are in millions.

	Second Quarter		First Half
	2004	2003	2004	2003
Investment gains (losses) from -
Sales of investments -
Insurance and other	$217	$1,136	$532	$1,875
Finance and financial products	22	324	43	336
OTI securities	(9)	(216)	(12)	(236)
Foreign currency forward contracts	(445)	88	(205)	192
Life settlement contracts	(27)	—	(132)	—
Other	(22)	67	146	43

Investment gains (losses) before income taxes and minority interests	(264)	1,399	372	2,210
Income taxes and minority interests	(92)	494	129	779

Net investment gains (losses)	$(172)	$905	$243	$1,431

     Prior to January 1, 2004, Berkshire accounted for investments in life settlement contracts on the cost basis. Therefore, the cost of the investment included the initial purchase price plus periodic maintenance costs. Beginning in 2004, as a result of obtaining information which suggested that the SEC believed that a different accounting method should be used, these investments are being accounted for under FASB Technical Bulletin (“FTB”) 85-4 “Accounting for Purchases of Life Insurance.” Under FTB 85-4, the carrying value of each contract at purchase and at the end of each reporting period is equal to the cash surrender value of the contract. Cash paid to purchase these contracts that is in excess of the cash surrender value at the date of purchase is recognized as a loss immediately and periodic maintenance costs, such as premiums necessary to keep the underlying policy in force, are charged to earnings immediately. The loss for the first half includes $73 million related to life settlement contracts held at December 31, 2003. Despite the accounting loss recorded for these contracts, which will continue as Berkshire continues to purchase contracts, management views these contracts to have a current value no less than the cost paid for the policies plus any subsequent maintenance costs and believes these contracts will produce satisfactory earnings.

FORM 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

       Investment Gains (Losses) (Continued)

     Gains and losses from foreign currency contracts arise as the value of the U.S. dollar changes against certain foreign currencies. Small changes in certain foreign currency exchange rates can produce material changes in the fair value of these contracts given the large notional value of Berkshire’s open contracts and consequently, may produce exceptional volatility in reported earnings in a given period.

Financial Condition

     Berkshire’s balance sheet continues to reflect significant liquidity and a strong capital base. Consolidated shareholders’ equity at June 30, 2004 totaled $80.4 billion. Consolidated cash and invested assets, excluding assets of finance and financial products businesses, totaled approximately $98.2 billion at June 30, 2004 (including cash and cash equivalents of $35.5 billion) and $95.6 billion at December 31, 2003 (including $31.3 billion in cash and cash equivalents).

     Berkshire’s consolidated notes payable and other borrowings, excluding borrowings of finance businesses, totaled $3.8 billion at June 30, 2004 and $4.2 billion at December 31, 2003. During the first six months of 2004, commercial paper and short-term borrowings of subsidiaries declined $279 million, primarily from repayments arising from operating cash flow of NetJets and Shaw.

     Assets of the finance and financial products businesses totaled $49.0 billion at June 30, 2004 and $28.3 billion at December 31, 2003. Liabilities totaled $42.2 billion at June 30, 2004 and $22.0 billion at December 31, 2003. Finance assets and liabilities reflect the consolidation of Value Capital beginning on January 1, 2004. As of June 30, 2004, Value Capital’s assets and liabilities totaled $24.1 billion and $23.4 billion, respectively. Assets owned by Value Capital as of June 30, 2004 primarily included investments in fixed maturity securities-trading ($6.9 billion) and securities purchased under agreements to resell ($15.9 billion), while liabilities primarily included securities sold but not yet purchased ($13.9 billion) and securities sold under agreements to repurchase ($8.7 billion). As of December 31, 2003, the net investment in Value Capital ($634 million) was included in other assets of the finance and financial products businesses.

     While the consolidation of Value Capital produced significant increases in consolidated assets and liabilities in 2004, Berkshire has not guaranteed any liabilities of the partnership. Berkshire’s obligation to provide financial support to the partnership is limited to its net investment ($638 million as of June 30, 2004).

     Cash and cash equivalents of finance and financial products businesses totaled $4.7 billion as of June 30, 2004 and December 31, 2003. Increases from the consolidation of Value Capital, commercial loan collections and cash held as collateral with respect to foreign exchange forward contracts, were essentially offset by cash used by GRS to reduce debt and return funds held as collateral against its declining derivatives exposure.

     During the first six months of 2004, manufactured housing loans of Clayton increased approximately $830 million to about $3.5 billion as of June 30. Clayton is a leading builder of manufactured housing, provides financing to customers, and acquires other installment loan portfolios. Prior to its acquisition by Berkshire in August 2003, Clayton securitized and sold a significant portion of its installment loans through special purpose entities. In early 2003, Clayton discontinued loan securitizations and sales. Loan portfolios are expected to continue to grow over time.

     Notes payable and other borrowings of Berkshire’s finance and financial products businesses totaled $4.4 billion at June 30, 2004 and $4.9 billion at December 31, 2003. During the first quarter of 2004, Berkshire Hathaway Finance Corporation issued a total of $500 million par amount of medium term notes due in 2008 and 2013. The proceeds of these issues were used to finance new and existing loans of Clayton. In July, an additional $650 million of notes due in 2007 and 2014 were issued. These medium term notes are guaranteed by Berkshire. Additional borrowings are expected in the future as retained loan portfolios continue to increase. In February 2004, the remaining balance of Berkadia’s bank borrowing ($525 million) was repaid upon the collection of the final $525 million loan to FINOVA and in the second quarter GRS repaid debt of approximately $550 million.

     Berkshire believes that it currently maintains sufficient liquidity to cover its existing contractual obligations and provide for contingent liquidity.

Contractual Obligations

     Berkshire and its subsidiaries have contractual obligations associated with ongoing business and financing activities, which will result in cash payments in future periods. Certain of those obligations, such as notes payable and other borrowings and related interest payments, are reflected in the Consolidated Financial Statements. In addition, Berkshire and subsidiaries have entered into long-term contracts to acquire goods or services in the future, which are not currently reflected in the financial statements and will be reflected in future periods as the goods are delivered or services provided. As previously discussed in the Financial Condition section of Management’s Discussion and Analysis, Berkshire Hathaway Finance Corporation issued

FORM 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Contractual Obligations (Continued)

$500 million of medium term notes in March 2004. An additional $650 million of notes were issued in July 2004. Interest payable with respect to such notes will total approximately $46 million per annum. The principal on the notes is payable as follows: 2007 – $400 million; 2008 – $300 million; 2013 - $200 million; and 2014 – $250 million.

     Otherwise, as of June 30, 2004, there have been no material changes in Berkshire’s consolidated contractual obligations from those reported in Berkshire’s Form 10-K for the year ended December 31, 2003.

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

     Berkshire’s Consolidated Balance Sheet includes estimated liabilities for unpaid losses from property and casualty insurance and reinsurance contracts of $44.1 billion and reinsurance receivables of $2.5 billion at June 30, 2004. Due to the inherent uncertainties in the process of establishing these amounts, the actual ultimate claim amounts will differ from the currently recorded amounts. A small percentage change in estimates of this magnitude will result in a material effect on reported earnings. For instance, a 5% increase in the June 30, 2004 net estimate would produce a $2.1 billion charge to pre-tax earnings. Future effects from changes in these estimates will be recorded as a component of losses incurred in the period of the change.

     Unamortized deferred charges on retroactive reinsurance policies assumed totaled $2.8 billion at June 30, 2004. Significant changes in either the timing or ultimate amount of loss payments may have a significant effect on unamortized deferred charges and the amount of periodic amortization.

     Berkshire’s Consolidated Balance Sheet as of June 30, 2004 includes goodwill of acquired businesses of approximately $23.0 billion. These amounts were recorded as a result of Berkshire’s numerous business acquisitions accounted for under the purchase method. Prior to 2002, goodwill from each acquisition was generally amortized as a charge to earnings over periods not exceeding 40 years. Under SFAS No. 142, which was adopted by Berkshire as of January 1, 2002, periodic amortization ceased, in favor of an impairment-only accounting model.

Accounting Pronouncements to be Adopted

     In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3 (“Accounting for Certain Loans or Debt Securities Acquired in a Transfer”) (“SOP 03-3”), which specifies the accounting and disclosure requirements for loans or debt securities purchased in a transfer where it is probable that the investor will be unable to collect all contractually required amounts due as a result of deteriorated credit quality of the issuer. SOP 03-3 also addresses post-acquisition income recognition with respect to such loans and debt securities. SOP 03-3 is effective for loans or debt securities acquired in years beginning after December 15, 2004. For loans acquired in years beginning before December 15, 2004, the provisions of SOP 03-3 related to changes in expected cash flows are to be applied prospectively.

     In March 2004 the Emerging Issues Task Force (“EITF”) ratified additional provisions of Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The provisions of EITF 03-01 ratified in March 2004: (a) define impairments of debt and equity securities accounted for under SFAS 115, (b) provide criteria to be used by management in judging whether or not impairments are other-than-temporary, and (c) provide guidance on determining the amount of an impairment loss. These additional provisions are to be applied prospectively beginning July 1, 2004.

     In May 2004 the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FSP FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Act”). This pronouncement provides guidance on accounting for and reporting of the effect of subsidies provided by the Act and is effective for periods beginning after June 15, 2004.

     Berkshire does not expect any of these pronouncements will have a material effect on consolidated financial position or results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Reference is made to Berkshire’s most recently issued Annual Report and in particular the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of June 30, 2004, there have been no material changes in the market risks described in Berkshire’s most recently issued Annual Report, except as discussed below.

     During the first half of 2004, market risks associated with foreign currency forward contracts increased significantly. The notional value of outstanding contracts increased about $8 billion to approximately $19 billion at June 30, 2004. As a result, the potential effect of currency exchange rate changes on the fair value of these contracts increased. The fair value of open foreign currency forward contracts totaled $377 million at June 30, 2004 and $630 million at December 31, 2003. Changes in such amounts are reflected in earnings (as investment gains or losses) in the period of the change.

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

FORM 10-Q

Part II Other Information

Item 4. Submission of Matters to a Vote of Security Holders

     At the annual meeting of shareholders of Berkshire Hathaway Inc. (“Berkshire”), held May 1, 2004, Berkshire’s shareholders re-elected Berkshire’s directors in an uncontested election. Berkshire’s shareholders also voted on a shareholder proposal regarding the disclosure by Berkshire of political contributions. Proxies for the meeting had previously been solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934.

     Following are the votes cast for and against each director. There were no votes withheld, abstentions or broker non-votes.

Directors	For	Against
Warren E. Buffett	1,125,254	29,747
Howard G. Buffett	1,124,987	30,014
Susan T. Buffett	1,124,591	30,410
Malcolm G. Chace	1,153,899	1,102
David S. Gottesman	1,153,959	1,042
Charlotte Guyman	1,154,029	972
Donald R. Keough	1,153,867	1,134
Thomas S. Murphy	1,153,935	1,066
Charles T. Munger	1,125,195	29,806
Ronald L. Olson	1,125,036	29,965
Walter Scott, Jr.	1,126,365	28,636

     Votes on the shareholder proposal were as follows:

For	Against	Abstentions and Broker Non-Votes
26,476.525	937,446.77	191,078.275

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

BERKSHIRE HATHAWAY INC.
(Registrant)

Date August 5, 2004	/s/ Marc D. Hamburg

(Signature)
Marc D. Hamburg, Vice President and Principal Financial Officer