Form 10-Q
period 2004-09-30
BERKSHIRE HATHAWAY INC
filed 2004-11-08
CIK 1067983

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

     Number of shares of common stock outstanding as of October 22, 2004:

Class A — 1,269,583
Class B — 8,053,714

FORM 10-Q	Q/E 9/30/04

BERKSHIRE HATHAWAY INC.

FORM 10-Q	Q/E 9/30/04

Part I Financial Information

Item 1. Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(dollars in millions except per share amounts)

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Insurance and Other:
Cash and cash equivalents	$38,130	$31,262
Investments:
Fixed maturity securities	23,393	26,116
Equity securities	35,054	35,287
Other	2,542	2,924
Receivables	11,721	12,314
Inventories	3,767	3,656
Property, plant and equipment	6,308	6,260
Goodwill of acquired businesses	23,027	22,948
Deferred charges reinsurance assumed	2,783	3,087
Other	4,476	4,468

	151,201	148,322

Investments in MidAmerican Energy Holdings Company	3,779	3,899

Finance and Financial Products:
Cash and cash equivalents	4,887	4,695
Investments in fixed maturity securities	7,255	9,092
Trading account assets	2,984	4,519
Loans and finance receivables	5,159	4,951
Other	6,595	5,081

	26,880	28,338

	$181,860	$180,559

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Losses and loss adjustment expenses	$45,450	$45,393
Unearned premiums	6,723	6,308
Life and health insurance benefits and other policyholder liabilities	6,829	6,507
Accounts payable, accruals and other liabilities	6,821	6,386
Income taxes, principally deferred	11,199	11,479
Notes payable and other borrowings	3,591	4,182

	80,613	80,255

Finance and Financial Products:
Securities sold under agreements to repurchase	6,234	7,931
Trading account liabilities	4,015	5,445
Notes payable and other borrowings	5,427	4,937
Other	4,166	3,650

	19,842	21,963

Total liabilities	100,455	102,218

Minority shareholders’ interests	728	745

Shareholders’ equity:
Common stock – Class A, $5 par value and Class B, $0.1667 par value	8	8
Capital in excess of par value	26,228	26,151
Accumulated other comprehensive income	18,591	19,556
Retained earnings	35,850	31,881

Total shareholders’ equity	80,677	77,596

	$181,860	$180,559

See accompanying Notes to Interim Consolidated Financial Statements

FORM 10-Q	Q/E 9/30/04

BERKSHIRE HATHAWAY INC.
and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in millions except per share amounts)

	Third Quarter		First Nine Months
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Revenues:
Insurance and Other:
Insurance premiums earned	$5,354	$5,242	$15,837	$15,939
Sales and service revenues	11,396	10,862	32,508	21,122
Interest, dividend and other investment income	708	656	2,032	2,269
Investment gains	331	549	1,010	2,235

	17,789	17,309	51,387	41,565

Finance and Financial Products:
Interest income	262	272	938	875
Investment gains	435	85	141	613
Other	686	566	1,886	951

	1,383	923	2,965	2,439

	19,172	18,232	54,352	44,004

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	4,590	3,635	11,756	11,333
Insurance underwriting expenses	1,090	1,201	3,460	3,508
Cost of sales and services	9,529	9,031	27,145	16,697
Selling, general and administrative expenses	1,231	1,195	3,654	2,934
Interest expense	31	32	100	115

	16,471	15,094	46,115	34,587

Finance and Financial Products:
Interest expense	81	66	490	239
Other	688	602	1,810	1,041

	769	668	2,300	1,280

	17,240	15,762	48,415	35,867

Earnings before income taxes and equity in earnings of MidAmerican Energy Holdings Company	1,932	2,470	5,937	8,137
Equity in earnings of MidAmerican Energy Holdings Company	(138)	112	71	330

Earnings before income taxes and minority interests	1,794	2,582	6,008	8,467
Income taxes	649	766	1,999	2,649
Minority shareholders’ interests	8	10	40	53

Net earnings	$1,137	$1,806	$3,969	$5,765

Average common shares outstanding *	1,537,904	1,535,530	1,537,538	1,535,146
Net earnings per common share *	$739	$1,176	$2,581	$3,755

*	Average shares outstanding include average Class A common shares and average Class B common shares determined on an equivalent Class A common stock basis. Net earnings per share shown above represents net earnings per equivalent Class A common share. Net earnings per Class B common share is equal to one-thirtieth (1/30) of such amount.

See accompanying Notes to Interim Consolidated Financial Statements

FORM 10-Q	Q/E 9/30/04

BERKSHIRE HATHAWAY INC.
and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	First Nine Months
	2004	2003
	(Unaudited)
Net cash flows from operating activities	$5,547	$6,020

Cash flows from investing activities:
Purchases of investments	(5,495)	(8,363)
Proceeds from sales and maturities of investments	8,371	25,018
Loans and investments of finance businesses	(3,277)	(1,952)
Principal collection on loans and investments of finance businesses	3,087	3,581
Acquisitions of businesses, net of cash acquired	(377)	(2,997)
Other	(683)	(503)

Net cash flows from investing activities	1,626	14,784

Cash flows from financing activities:
Proceeds from borrowings of finance businesses	1,627	454
Proceeds from other borrowings	258	688
Repayments of borrowings of finance businesses	(1,233)	(1,913)
Repayments of other borrowings	(448)	(693)
Change in short term borrowings of finance businesses	84	69
Change in other short term borrowings	(398)	(652)
Other	(3)	(760)

Net cash flows from financing activities	(113)	(2,807)

Increase in cash and cash equivalents	7,060	17,997
Cash and cash equivalents at beginning of year *	35,957	12,748

Cash and cash equivalents at end of first nine months *	$43,017	$30,745

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$1,724	$2,074
Interest of finance and financial products businesses	384	310
Other interest	115	186
Non-cash investing activity:
Liabilities assumed in connection with acquisitions of businesses	71	2,167
* Cash and cash equivalents are comprised of the following:
Beginning of year —
Insurance and Other	$31,262	$10,283
Finance and Financial Products	4,695	2,465

	$35,957	$12,748

End of first nine months —
Insurance and Other	$38,130	$26,949
Finance and Financial Products	4,887	3,796

	$43,017	$30,745

See accompanying Notes to Interim Consolidated Financial Statements

FORM 10-Q	Q/E 9/30/04

BERKSHIRE HATHAWAY INC.
and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

Note 1. General

     The accompanying unaudited Consolidated Financial Statements include the accounts of Berkshire Hathaway Inc. (“Berkshire” or “Company”) consolidated with the accounts of all its subsidiaries and affiliates in which Berkshire holds a controlling financial interest as of the financial statement date. As of January 1, 2004, Berkshire adopted FASB revised Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”). See Note 1(r) to the December 31, 2003 audited Consolidated Financial Statements for additional information concerning this new accounting pronouncement and Note 12 below for additional information concerning Berkshire’s investment in Value Capital.

     Reference is made to Berkshire’s most recently issued Annual Report on Form 10-K that included information necessary or useful to understanding Berkshire’s businesses and financial statement presentations. In particular, Berkshire’s significant accounting policies and practices were presented as Note 1 to the audited Consolidated Financial Statements included in that Report. Certain amounts in 2003 have been reclassified to conform with the current year presentation.

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

     The results of operations for each of the entities acquired are included in Berkshire’s consolidated results of operations from the effective date of each acquisition. The following table sets forth certain unaudited consolidated earnings data for the first nine months of 2003, as if each of the acquisitions discussed above were consummated on the same terms at the beginning of the year. Dollars are in millions, except per share amount.

2003
Total revenues	$53,082
Net earnings	5,814
Earnings per equivalent Class A common share	3,787

FORM 10-Q	Q/E 9/30/04

Notes To Interim Consolidated Financial Statements (Continued)

Note 3. Investments in MidAmerican Energy Holdings Company

     On March 14, 2000, Berkshire acquired 900,942 shares of common stock and 34,563,395 shares of convertible preferred stock of MidAmerican Energy Holdings Company (“MidAmerican”), a U.S. based global energy company, for $35.05 per share, or approximately $1.24 billion in the aggregate. During March 2002, Berkshire acquired 6,700,000 additional shares of the convertible preferred stock for $402 million. Such investments currently give Berkshire about a 9.9% voting interest and an 83.7% economic interest in the equity of MidAmerican (80.5% on a diluted basis). As of September 30, 2004, Berkshire and certain of its subsidiaries also owned $1,478 million of 11% non-transferable trust preferred securities. Mr. Walter Scott, Jr., a member of Berkshire’s Board of Directors, controls approximately 88% of the voting interest in MidAmerican. The convertible preferred stock is, in substance, a substantially identical subordinate interest to a share of common stock and economically equivalent to common stock. Therefore, Berkshire accounts for its investments in MidAmerican pursuant to the equity method. Reference is made to the Notes to the Consolidated Financial Statements included in Berkshire’s Annual Report on Form 10-K for the year ending December 31, 2003 for additional information concerning terms of the convertible preferred stock. Berkshire’s equity in earnings from MidAmerican includes Berkshire’s proportionate share (83.7% in 2004) of MidAmerican’s undistributed net earnings reduced by deferred taxes on such undistributed earnings in accordance with SFAS 109, reflecting Berkshire’s expectation that such deferred taxes will be payable as a consequence of dividends from MidAmerican. However, no dividends from MidAmerican are likely for some time. It is possible that when, and if, a dividend is paid MidAmerican will then be eligible for inclusion in Berkshire’s consolidated tax return and a tax on the dividend would not be due. Berkshire’s share of interest expense (after-tax) on its investments in MidAmerican’s trust preferred securities (debt) has been eliminated.

     Condensed consolidated balance sheets of MidAmerican are as follows (in millions).

	September 30,	December 31,
	2004	2003
Assets:
Properties, plants, and equipment, net	$11,087	$11,181
Goodwill	4,268	4,306
Other assets	3,873	3,681

	$19,228	$19,168

Liabilities and shareholders’ equity:
Debt, except debt owed to Berkshire	$10,244	$10,296
Debt owed to Berkshire (11% Trust Preferred Securities)	1,478	1,578
Other liabilities and minority interests	4,758	4,523

	16,480	16,397
Shareholders’ equity	2,748	2,771

	$19,228	$19,168

     Condensed consolidated statements of earnings of MidAmerican for the third quarter and first nine months of 2004 and 2003 are as follows (in millions).

	Third Quarter		First Nine Months
	2004	2003	2004	2003
Revenues	$1,577	$1,507	$4,957	$4,534

Costs and expenses:
Cost of sales and operating expenses	1,001	957	3,237	2,884
Depreciation and amortization	165	134	496	434
Interest expense – debt held by Berkshire	42	46	129	141
Other interest expense	175	179	533	542

	1,383	1,316	4,395	4,001

Earnings from continuing operations, before taxes and minority interests	194	191	562	533
Income taxes and minority interests	68	75	212	194

Earnings from continuing operations	126	116	350	339
Loss on discontinued operations, net of tax	(347)	(6)	(366)	(19)

Net earnings (loss)	$(221)	$110	$(16)	$320

FORM 10-Q	Q/E 9/30/04

Notes To Interim Consolidated Financial Statements (Continued)

Note 3. Investments in MidAmerican Energy Holdings Company (Continued)

     MidAmerican, through its subsidiaries, owns the rights to proprietary processes for the extraction of zinc, manganese, silica, and other elements in the geothermal brine and fluids utilized in energy production at certain geothermal energy generation facilities. Mineral extraction facilities have been installed near the energy generation sites (“the Project”). For the past several months, MidAmerican’s management had been assessing the long-term economic viability of the Project in light of current cash flow and operating losses and continuing efforts to increase production. MidAmerican’s management evaluated estimates of projected cash flows for the Project during the third quarter of 2004, including the expected impact of planned improvements to the mineral extraction processes and also began exploring other operating alternatives, such as establishing strategic partnerships.

     On September 10, 2004, MidAmerican’s management decided to cease operations of the Project, effective immediately. Consequently, it was concluded that a non-cash impairment charge of approximately $340 million, after tax, was required to write-off the Project, rights to quantities of extractable minerals, and allocated goodwill to estimated net realizable value. MidAmerican incurred net after-tax losses attributed to the Project of $27 million and $19 million for the nine-month period ended September 30, 2004 and 2003, respectively. In connection with ceasing operations, MidAmerican expects to make cash expenditures of approximately $13 million related to the disposal activities, a portion of which will be offset by proceeds from asset sales. MidAmerican also expects to receive approximately $55 million in future tax benefits. Berkshire’s share of the non-cash impairment charge was $255 million after tax, and is included in equity in earnings of MidAmerican Energy Holdings Company.

Note 4. Investments in fixed maturity securities

     Data with respect to investments in fixed maturity securities, which are classified as available-for-sale, are shown in the tabulation below (in millions).

	September 30,	December 31,
	2004	2003
Insurance and other:
Amortized cost	$21,222	$23,143
Gross unrealized gains	2,209	3,033
Gross unrealized losses	(38)	(60)

Fair value	$23,393	$26,116

Finance and financial products:
Amortized cost	$6,619	$8,513
Gross unrealized gains	638	579
Gross unrealized losses	(2)	—

Fair value	$7,255	$9,092

Note 5. Investments in equity securities

     Data with respect to investments in equity securities are shown in the tabulation below (in millions).

	September 30,	December 31,
	2004	2003
Total cost	$9,015	$8,515
Gross unrealized gains	26,062	26,837
Gross unrealized losses	(23)	(65)

Total fair value	$35,054	$35,287

Fair value:
American Express Company	$7,802	$7,312
The Coca-Cola Company	8,010	10,150
The Gillette Company	4,007	3,526
Wells Fargo & Company	3,366	3,324
Other equity securities	11,869	10,975

Total	$35,054	$35,287

FORM 10-Q	Q/E 9/30/04

Notes To Interim Consolidated Financial Statements (Continued)

Note 6. Loans and Receivables

     Receivables of insurance and other businesses are comprised of the following (in millions).

	September 30,	December 31,
	2004	2003
Insurance premiums receivable	$4,334	$5,183
Reinsurance recoverables on unpaid losses	2,520	2,781
Trade and other receivables	5,320	4,791
Allowances for uncollectible accounts	(453)	(441)

	$11,721	$12,314

     Loans and finance receivables of finance and financial products businesses are comprised of the following (in millions).

	September 30,	December 31,
	2004	2003
Consumer installment loans and finance receivables	$3,934	$2,874
Commercial loans and finance receivables	1,225	2,077

	$5,159	$4,951

     Loans and finance receivables are not held for sale and are stated at amortized cost less allowances for uncollectible accounts. Berkshire has the ability and intent to hold such loans and receivables to maturity. Amortized cost represents acquisition cost, plus or minus origination and commitment costs paid or fees received which together with acquisition premiums or discounts are required to be deferred and amortized as yield adjustments over the life of the loan. Allowances for uncollectible accounts were immaterial as of September 30, 2004 and December 31, 2003.

Note 7. Deferred income tax liabilities

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are shown below (in millions).

	September 30,	December 31,
	2004	2003
Deferred income tax liabilities:
Unrealized appreciation of investments	$10,139	$10,663
Deferred charges reinsurance assumed	974	1,080
Property, plant and equipment	1,123	1,124
Investments	300	490
Other	1,335	1,197

	13,871	14,554

Deferred income tax assets:
Unpaid losses and loss adjustment expenses	(1,145)	(1,299)
Unearned premiums	(404)	(372)
Other	(1,503)	(1,448)

	(3,052)	(3,119)

Net deferred tax liability	$10,819	$11,435

Note 8. Notes payable and other borrowings

     Notes payable and other borrowings of Berkshire and its subsidiaries are summarized below (in millions).

	September 30,	December 31,
	2004	2003
Insurance and other:
Issued by Berkshire, notes and investment agreements due 2007-2033	$929	$1,032
Issued by subsidiaries and guaranteed by Berkshire:
Commercial paper and other short-term borrowings	1,115	1,527
Other debt due 2006-2035	315	315
Issued by subsidiaries and not guaranteed by Berkshire due 2004-2041	1,232	1,308

	$3,591	$4,182

FORM 10-Q	Q/E 9/30/04

Notes To Interim Consolidated Financial Statements (Continued)

Note 8. Notes payable and other borrowings (Continued)

	September 30,	December 31,
	2004	2003
Finance and financial products:
Issued by subsidiaries and guaranteed by Berkshire:
3.4% notes due 2007	$699	$—
3.375% notes due 2008	1,049	744
4.20% notes due 2010	497	497
4.625% notes due 2013	948	744
5.1% notes due 2014	401	—
Other borrowings	380	809
Issued by subsidiaries and not guaranteed by Berkshire due 2004-2030	1,453	2,143

	$5,427	$4,937

Note 9. Common stock

     The following table summarizes Berkshire’s common stock activity during the first nine months of 2004.

	Class A common stock	Class B common stock
	(1,650,000 shares authorized)	(55,000,000 shares authorized)
	Issued and Outstanding	Issued and Outstanding
Balance at December 31, 2003	1,282,979	7,609,543
Conversions of Class A common stock to Class B common stock and other	(12,736)	422,704

Balance at September 30, 2004	1,270,243	8,032,247

     Each share of Class A common stock is convertible, at the option of the holder, into thirty shares of Class B common stock. Class B common stock is not convertible into Class A common stock. Class B common stock has economic rights equal to one-thirtieth (1/30) of the economic rights of Class A common stock. Accordingly, on an equivalent Class A common stock basis, there are 1,537,985 shares outstanding at September 30, 2004 and 1,536,630 shares outstanding at December 31, 2003. Each Class A common share is entitled to one vote per share. Each Class B common share possesses the voting rights of one-two-hundredth (1/200) of the voting rights of a Class A share. Class A and Class B common shares vote together as a single class.

Note 10. Comprehensive income

     Berkshire’s comprehensive income for the third quarter and first nine months of 2004 and 2003 is shown in the table below (in millions).

	Third Quarter		First Nine Months
	2004	2003	2004	2003
Net earnings	$1,137	$1,806	$3,969	$5,765

Other comprehensive income:
Increase (decrease) in unrealized appreciation of investments	(1,495)	(566)	(1,466)	3,296
Applicable income taxes and minority interests	543	185	528	(1,174)
Other	42	(23)	(23)	73
Applicable income taxes and minority interests	(4)	(73)	(4)	(101)

	(914)	(477)	(965)	2,094

Comprehensive income	$223	$1,329	$3,004	$7,859

FORM 10-Q	Q/E 9/30/04

Notes To Interim Consolidated Financial Statements (Continued)

Note 11. Pension plans

     The components of net periodic pension expense for the third quarter and first nine months of 2004 and 2003 are as follows (in millions).

	Third Quarter		First Nine Months
	2004	2003	2004	2003
Service cost	$23	$25	$81	$79
Interest cost	47	45	141	135
Expected return on plan assets	(42)	(40)	(128)	(119)
Net amortization, deferral and other	2	2	8	5
Curtailment gain	(70)	—	(70)	—

	$(40)	$32	$32	$100

     Expected contributions to defined benefit plans in 2004 are not expected to differ significantly from amounts previously disclosed. During the third quarter of 2004 a Berkshire subsidiary amended its defined benefit plan to freeze benefits as of the end of 2005. Such an event is considered a curtailment and the curtailment gain included in the table above represents the elimination of projected plan benefits beyond the end of 2005 and the recognition of unamortized prior service costs and actuarial losses as of the amendment date.

Note 12. Value Capital

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

     Prior to January 1, 2004, Berkshire accounted for its investment in Value Capital pursuant to the equity method. Effective January 1, 2004 and through June 30, 2004 Berkshire consolidated Value Capital as a result of the adoption of FIN 46 because during that period Value Capital was deemed to be a variable interest entity (“VIE”) and Berkshire was the primary beneficiary. As permitted under FIN 46 as revised, Berkshire elected not to restate prior year financial statements.

     During the three months ending September 30, 2004, Value Capital accepted investments from new limited partners unrelated to Berkshire totaling $162 million. As a result, Berkshire’s economic interest in Value Capital declined from approximately 90% at June 30, 2004 to approximately 73% as of September 30, 2004. In addition as permitted under the partnership agreement, Berkshire notified Value Capital of its intention to redeem $100 million of its investment at the end of 2004, which together with additional third party investments made after September 30, 2004 should further reduce Berkshire’s interest to not more than 65% as of December 31, 2004. Consequently, Berkshire reevaluated its investment in Value Capital under FIN 46 and concluded that Value Capital is no longer a VIE. Since Berkshire possesses no voting or similar rights or other rights that could otherwise represent a controlling financial interest, Berkshire ceased consolidation of Value Capital as of July 1, 2004 and resumed accounting for the investment under the equity method. The investment in Value Capital ($637 million as of September 30, 2004 and $634 million as of December 31, 2003) is included in other assets of finance and financial products businesses in the Consolidated Balance Sheets. Summarized financial information of Value Capital follows (in millions).

	Sept. 30,	Dec. 31,
	2004	2003
Balance sheet
Assets	$30,438	$18,926
Liabilities	29,568	18,238

Partners’ equity	$870	$688

	First Nine Months
	2004	2003
Income statement
Interest income and trading revenues	$443	$294
Interest expense and other expenses	404	256

Net earnings	$39	$38

Notes To Interim Consolidated Financial Statements (Continued)

Note 13. Business segment data

     A disaggregation of Berkshire’s consolidated data for the third quarter and first nine months of each of the two most recent years is as follows (in millions).

	Third Quarter		First Nine Months
	2004	2003	2004	2003
Revenues
Operating Businesses:
Insurance group:
Premiums earned:
GEICO	$2,262	$1,997	$6,550	$5,720
General Re	1,720	2,050	5,593	6,062
Berkshire Hathaway Reinsurance Group	1,042	922	2,780	3,408
Berkshire Hathaway Primary Group	330	273	914	749
Investment income	715	720	2,062	2,393

Total insurance group	6,069	5,962	17,899	18,332
Apparel	591	577	1,682	1,585
Building products	1,175	1,050	3,250	2,884
Finance and financial products	952	838	2,832	1,826
Flight services	797	623	2,249	1,770
McLane Company	6,117	6,123	17,352	7,793
Retail	596	549	1,782	1,512
Shaw Industries	1,340	1,217	3,892	3,407
Other businesses	785	722	2,313	2,179

	18,422	17,661	53,251	41,288
Reconciliation of segments to consolidated amount:
Investment gains	766	634	1,151	2,848
Other revenues	8	11	22	25
Eliminations and other	(24)	(74)	(72)	(157)

	$19,172	$18,232	$54,352	$44,004

	Third Quarter		First Nine Months
	2004	2003	2004	2003
Earnings before income taxes and minority interests
Operating Businesses:
Insurance group:
Underwriting gain (loss):
GEICO	$226	$126	$678	$298
General Re	(105)	32	(24)	117
Berkshire Hathaway Reinsurance Group	(463)	248	(68)	653
Berkshire Hathaway Primary Group	16	(1)	35	29
Net investment income	713	717	2,050	2,382

Total insurance group	387	1,122	2,671	3,479
Apparel	94	90	239	229
Building products	192	190	503	428
Finance and financial products	171	159	495	509
Flight services	51	38	117	63
McLane Company	62	75	176	97
Retail	25	24	81	76
Shaw Industries	116	131	354	309
Other businesses	102	93	284	306

	1,200	1,922	4,920	5,496
Reconciliation of segments to consolidated amount:
Investment gains	767	635	1,139	2,845
Equity in earnings of MidAmerican Energy Holdings Company	(138)	112	71	330
Interest expense *	(22)	(23)	(69)	(70)
Corporate and other	(13)	(64)	(53)	(134)

	$1,794	$2,582	$6,008	$8,467

*	Amounts of interest expense represent interest on notes payable and other borrowings exclusive of that of finance businesses and interest allocated to certain businesses.

FORM 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Net earnings for the third quarter and first nine months of 2004 and 2003 are disaggregated in the table that follows. Amounts are after deducting minority interests and income taxes. Dollar amounts are in millions.

	Third Quarter		First Nine Months
	2004	2003	2004	2003
Insurance – underwriting	$(215)	$260	$399	$711
Insurance – investment income	484	519	1,418	1,682
Non-insurance businesses	509	496	1,395	1,257
Equity in earnings of MidAmerican Energy Holdings Company	(138)	112	71	330
Interest expense	(14)	(14)	(44)	(44)
Other	(7)	(20)	(31)	(55)
Investment gains	518	453	761	1,884

Net earnings	$1,137	$1,806	$3,969	$5,765

      Insurance — Underwriting

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

     A summary follows of underwriting results from Berkshire’s insurance businesses for the third quarter and first nine months of 2004 and 2003. Dollar amounts are in millions.

	Third Quarter		First Nine Months
	2004	2003	2004	2003
Underwriting gain (loss) attributable to:
GEICO	$226	$126	$678	$298
General Re	(105)	32	(24)	117
Berkshire Hathaway Reinsurance Group	(463)	248	(68)	653
Berkshire Hathaway Primary Group	16	(1)	35	29

Pre-tax underwriting gain (loss)	(326)	405	621	1,097
Income taxes and minority interests	(111)	145	222	386

Net underwriting gain (loss)	$(215)	$260	$399	$711

     The pre-tax underwriting results for the third quarter and first nine months of 2004 include losses of $1.25 billion from the four hurricanes that struck the southeast United States and the Caribbean in the third quarter. These losses are reflected in the underwriting results of BHRG (about $945 million), General Re (about $255 million) and GEICO (about $55 million).

     GEICO

     GEICO Corporation through its affiliates (“GEICO”) provides private passenger auto insurance to customers in 49 states and the District of Columbia. GEICO policies are marketed mainly through direct response methods, in which insureds apply directly to the company for insurance coverage over the telephone, through the mail or via the Internet. This is a significant element in GEICO’s strategy to be a low cost insurer. In addition, GEICO strives to provide excellent service to customers with the goal of establishing long-term customer relationships.

     GEICO’s pre-tax underwriting results for the third quarter and first nine months of 2004 and 2003 are summarized in the table below. Dollar amounts are in millions.

	Third Quarter				First Nine Months
	2004		2003		2004		2003
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums earned	$2,262	100.0	$1,997	100.0	$6,550	100.0	$5,720	100.0

Losses and loss expenses	1,652	73.0	1,530	76.6	4,744	72.4	4,403	77.0
Underwriting expenses	384	17.0	341	17.1	1,128	17.2	1,019	17.8

Total losses and expenses	2,036	90.0	1,871	93.7	5,872	89.6	5,422	94.8

Pre-tax underwriting gain	$226		$126		$678		$298

FORM 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     GEICO (Continued)

     Premiums earned in the third quarter of 2004 were $2,262 million, an increase of 13.3% over the third quarter of 2003. For the nine months ended September 30, 2004 earned premiums were $6,550 million, an increase of 14.5% over 2003. The growth in premiums earned for voluntary auto was 14.2% and reflects an 11.0% increase in policies-in-force during the past year and modest average premium rate increases.

     Over the twelve months ending September 30, 2004, policies-in-force increased 7.8% in the preferred risk auto line and increased 21.7% in the standard and nonstandard auto lines. Voluntary auto new business sales in the first nine months of 2004 increased 12.9% as compared to 2003. Voluntary auto policies-in-force at September 30, 2004 were 472 thousand higher than at December 31, 2003. Management attributes the growth of in-force policies to competitive rates, increased advertising and dedication to customer service. During the third quarter of 2004, GEICO began selling auto insurance in New Jersey, which will contribute to future policies-in-force growth.

     Losses and loss expenses increased 8.0% to $1,652 million in the third quarter of 2004 and 7.7% to $4,744 million for the first nine months of 2004. The loss ratio was 72.4% in the first nine months of 2004 compared to 77.0% in 2003. Overall, the number of claims to loss exposure units (“claim frequency”) declined in 2004 as compared to 2003. Claims frequencies for physical damage coverages have decreased in the three to six percent range from 2003, while frequencies for bodily injury coverages have decreased in the four to six percent range. Average severity (or the estimated cost per claim) for bodily injury claims has increased in the five to seven percent range over 2003 while physical damage severity has increased in the three to five percent range. Catastrophe losses for the first nine months of 2004 totaled approximately $73 million compared to $53 million in 2003. The losses in 2004 were primarily from the hurricanes in the third quarter.

     Policy acquisition expenses, which represent approximately 55% of total underwriting expenses, increased 17.4% in the first nine months of 2004 to $633 million, primarily due to increased advertising costs. Other underwriting expenses for the first nine months of 2004 of $495 million increased about 3% over 2003, primarily due to higher salary and other employee benefit expenses, including profit sharing accruals.

     General Re

     General Re conducts a reinsurance business, which offers reinsurance coverage of essentially all types of property, casualty, life and health risks in the United States and worldwide. General Re’s principal reinsurance operations are internally comprised of: (1) North American property/casualty, (2) international property/casualty, which principally consists of business written through 91%-owned Cologne Re, (3) London-market property/casualty through the Faraday operations, and (4) global life/health.

     General Re’s pre-tax underwriting results for the third quarter and first nine months of 2004 and 2003 are summarized below. Dollars are in millions.

	Premiums earned				Pre-tax underwriting gain (loss)
	Third Quarter		First Nine Months		Third Quarter		First Nine Months
	2004	2003	2004	2003	2004	2003	2004	2003
North American property/casualty	$705	$897	$2,459	$2,671	$(54)	$14	$(10)	$43
International property/casualty	435	450	1,238	1,309	(6)	9	(12)	24
Faraday (London-market)	101	211	480	656	(63)	(13)	(47)	14
Global life/health	479	492	1,416	1,426	18	22	45	36

	$1,720	$2,050	$5,593	$6,062	$(105)	$32	$(24)	$117

     General Re’s pre-tax underwriting results for the third quarter and first nine months of 2004 include losses of $255 million from the four hurricanes that struck the United States and Caribbean in the third quarter. These losses are reflected in North American property/casualty ($145 million) and Faraday ($110 million).

     General Re strives to generate long-term pre-tax underwriting gains in essentially all of its product lines. Underwriting performance is not evaluated based upon market share and underwriters are instructed to reject inadequately priced risks. Management expects written and earned premiums to decline over the remainder of 2004 when compared with 2003, mostly due to maintaining underwriting discipline in an increasingly price-competitive property/casualty market.

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

FORM 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     General Re (Continued)

North American property/casualty (Continued)

     Premiums written in the first nine months totaled $2,258 million in 2004 and $2,580 million in 2003. Premiums written and earned in the first nine months of 2004 included $241 million from a retroactive reinsurance contract. No retroactive contracts were written in the first nine months of 2003. Excluding retroactive reinsurance, premiums earned in the third quarter and first nine months of 2004 declined $192 million (21.4%) and $453 million (17.0%), respectively, compared with 2003 periods. The decline in first nine months premiums earned reflects reductions from cancellations/non-renewals over new contracts (estimated at $637 million), partially offset by renewal rate increases and changes in renewal terms and conditions across all lines of business (estimated at $184 million).

     The North American property/casualty business produced pre-tax underwriting losses of $54 million for the third quarter and $10 million for the first nine months of 2004. Net underwriting gains were $14 million for the third quarter and $43 million for the first nine months of 2003. For the first nine months, current accident year gains were $114 million in 2004 and $118 million in 2003. These amounts were offset by losses from prior accident years of $124 million for the first nine months of 2004 and $75 million for the prior year period. Current accident year results include $145 million of catastrophe losses from the four hurricanes that struck the southeast United States in the third quarter. Despite these losses, current accident year underwriting results in 2004 benefited from repricing efforts and improved coverage terms and conditions implemented over the past three years, and a one time reduction of $70 million in pension expense during the third quarter resulting from the curtailment of certain benefits at the end of 2005. Catastrophe or large individual property losses (greater than $20 million) during 2003 were insignificant.

     Underwriting results for the first nine months include losses related to prior years of $124 million in 2004 and $75 million in 2003. Included in losses related to prior years is $83 million in 2004 and $74 million in 2003 related to discount accretion on workers’ compensation reserves and deferred charge amortization on retroactive reinsurance contracts. Additionally, during the first nine months of 2004, losses incurred reflected increases for prior years’ casualty losses of $95 million (primarily in the workers’ compensation, errors and omissions and directors and officers’ liability lines). Somewhat offsetting these losses were decreases of $54 million in prior years’ property reserve estimates. The revised estimates in 2004 on prior years’ casualty loss reserves reflect escalating medical utilization and inflation that adversely affect workers’ compensation losses, and increased losses under errors and omissions and directors and officers’ coverages.

     General Re continuously estimates its liabilities and related reinsurance recoverables for environmental and asbestos claims and claim expenses. Most liabilities for such claims arise from exposures in the United States. Environmental and asbestos exposures do not lend themselves to traditional methods of loss development determination and therefore reserves related to these exposures may be considered less reliable than reserves for standard lines of business (e.g., automobile). The estimate for environmental and asbestos losses is composed of four parts: known claims, development on known claims, incurred but not reported (“IBNR”) losses and direct excess coverage litigation expenses. At September 30, 2004, environmental and asbestos loss reserves for North America were approximately $1,139 million ($847 million net of reinsurance). As of December 31, 2003 such amounts totaled $1,240 million ($890 million net of reinsurance). The changing legal environment concerning asbestos and environmental claims has made quantification of potential exposures very difficult. Future changes to the legal environment may precipitate significant changes in reserves.

     Due to the long-tail nature of casualty losses, a higher level of uncertainty is involved in estimating loss reserves for current accident year occurrences. Thus, the ultimate level of underwriting gain or loss with respect to the 2004 accident year will not be fully known for many years. North American property/casualty loss reserves were $14.2 billion ($13.3 billion net of reinsurance) at September 30, 2004 and $15.5 billion ($14.3 billion net of reinsurance) at December 31, 2003. The decline during 2004 was primarily attributable to a commutation (unwinding) of an unusually large reinsurance contract. About 49% of the reserves at September 30, 2004 were estimates of IBNR losses.

     Although total loss reserve levels are believed to be adequate, there can be no guarantees. A relatively small change in the estimate of net reserves can produce large changes in periodic underwriting results. For instance, a one-percentage point change in net loss reserves at September 30, 2004 would produce a pre-tax underwriting gain or loss of $133 million, or roughly 4.1% of annualized first nine months 2004 premiums earned. In addition, the timing and magnitude of catastrophe and large individual property losses are expected to continue to contribute to volatile periodic underwriting results in the future.

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

FORM 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     General Re (Continued)

International property/casualty (Continued)

     Premiums written in the first nine months of 2004 were $1,311 million, a decline of $67 million (4.9%) from the first nine months of 2003. Premiums earned in the third quarter and first nine months of 2004 decreased $15 million (3.3%) and $71 million (5.4%), respectively, from the comparable 2003 periods. In local currencies, premiums earned declined 9% in the third quarter and 13% in the first nine months of 2004 compared with the third quarter and first nine months of 2003. The decrease in premiums earned was primarily due to maintaining underwriting discipline by not accepting risks that were believed to be inadequately priced.

     The international property/casualty operations produced pre-tax underwriting losses of $6 million in the third quarter and $12 million in the first nine months of 2004, compared with underwriting gains of $9 million and $24 million in the comparable 2003 periods. Underwriting results in 2004 included prior years’ losses of $37 million in the third quarter and $50 million in the first nine months. The prior years’ losses were primarily in motor excess, workers’ compensation business and other casualty lines. Catastrophe and large individual property losses incurred during the first nine months of 2004 were insignificant. First nine months underwriting gains in 2003 reflected rate increases and the lack of large individual property and catastrophe losses, partially offset by casualty losses.

     At September 30, 2004, the international property/casualty operations had gross loss reserves of $5.9 billion ($5.7 billion net of reinsurance) compared to $6.4 billion in gross loss reserves at December 31, 2003 ($6.0 billion net of reinsurance).

Faraday (London-market)

     London-market business is written through Faraday Holdings Limited (“Faraday”). Faraday owns the managing agent of Syndicate 435 at Lloyd’s of London and provides capacity and participates in the results of Syndicate 435. Through Faraday, General Re’s participation in Syndicate 435 was 100% in 2004 and 2003. Also included in the London-market segment are Cologne Re’s U.K. and Continental Europe broker-market subsidiaries.

     Premiums written in the first nine months of 2004 totaled $436 million, a decline of $226 million (34.1%) from the first nine months of 2003. Premiums earned in the London-market operations decreased $110 million (52.1%) in the third quarter of 2004 and $176 million (26.8%) in the first nine months of 2004 compared with the same periods in 2003. In local currencies, premiums earned decreased 57% in the third quarter and 35% in the first nine months of 2004 from 2003 amounts. The decrease in first nine months 2004 premiums earned was primarily due to declines in the volume of commercial property business as well as from Cologne Re’s Continental Europe broker-market subsidiary, which was placed in run-off in June 2003.

     London-market operations produced pre-tax underwriting losses in the third quarter and first nine months of 2004 of $63 million and $47 million, respectively, compared with an underwriting loss of $13 million in the third quarter of 2003 and an underwriting gain of $14 million in the first nine months of 2003. Underwriting losses in the third quarter and first nine months of 2004 included approximately $110 million in property losses from the four hurricanes that impacted the United States and Caribbean during the third quarter. Partially offsetting these losses were gains in prior years’ property and aviation business.

     At September 30, 2004, the Faraday operations had gross loss reserves of $2.1 billion, ($1.8 billion net of reinsurance) compared to $1.9 billion in gross reserves at December 31, 2003 ($1.7 billion net of reinsurance).

Global life/health

     General Re’s global life/health affiliates reinsure such risks worldwide. Third quarter and first nine months 2004 premiums earned decreased $13 million and $10 million, respectively, compared with the corresponding periods in 2003. Adjusting for the effects of foreign currency exchange, premiums earned declined 2.9% in the third quarter and 2.1% in the first nine months of 2004 from the comparable 2003 periods.

     Third quarter and first nine months 2004 underwriting results for the global life/health operations produced pre-tax underwriting gains of $18 million and $45 million, respectively, compared with gains of $22 million and $36 million for the same periods in 2003. Underwriting gains in 2004 were generated primarily from international life business. The improvement in 2004 underwriting results was principally attributable to favorable claim experience in Continental Europe and in the United Kingdom.

FORM 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Berkshire Hathaway Reinsurance Group

     The Berkshire Hathaway Reinsurance Group (“BHRG”) underwrites excess-of-loss reinsurance and quota-share coverages for insurers and reinsurers around the world. BHRG is believed to be one of the leaders in providing catastrophe excess-of-loss reinsurance. BHRG also writes a number of policies for large or otherwise unusual discrete commercial property risks on a direct and facultative reinsurance basis. This business is referred to as individual risk. Retroactive reinsurance policies normally provide very large, but limited indemnification of losses and loss adjustment expenses with respect to past loss events, which are generally expected to be paid over long periods of time. Retroactive contracts are written on an excess-of-loss basis. Traditional multi-line reinsurance refers to other contracts that are written on both a quota-share and excess basis, and include participations in and contracts with Lloyd’s syndicates.

     BHRG’s pre-tax underwriting results are summarized in the table below. Amounts are in millions.

	Premiums earned				Pre-tax underwriting gain (loss)
	Third Quarter		First Nine Months		Third Quarter		First Nine Months
	2004	2003	2004	2003	2004	2003	2004	2003
Catastrophe and individual risk	$517	$255	$1,110	$931	$(294)	$216	$160	$773
Retroactive reinsurance	69	—	89	431	(96)	(96)	(403)	(306)
Traditional multi-line	456	667	1,581	2,046	(73)	128	175	186

	$1,042	$922	$2,780	$3,408	$(463)	$248	$(68)	$653

     Premiums earned from catastrophe and individual risk contracts in the third quarter and first nine months of 2004 increased $262 million and $179 million respectively from the corresponding 2003 periods. Catastrophe and individual risk premiums written during the first nine months of 2004 were approximately $1.2 billion and unearned premiums were about $550 million as of September 30, 2004.

     Pre-tax underwriting results for the catastrophe and individual risk business in the third quarter and first nine months of 2004 include catastrophe losses of approximately $800 million arising from the four hurricanes impacting the United States and Caribbean. Catastrophe losses and other large individual property losses in 2003 were not significant. Prior to the third quarter of 2004, underwriting results from this business over the past two years had been very profitable. However, catastrophic losses (such as the recent hurricane losses) are anticipated to occur over time. The timing and magnitude of such losses may produce extraordinary volatility in periodic underwriting results. A single event could potentially produce a pre-tax gross loss of approximately $5 billion. Such volatility is accepted, however, provided that the long-term prospect of achieving an underwriting profit is reasonable.

     Retroactive reinsurance contracts generated $89 million of premiums in the first nine months of 2004 compared to $431 million in 2003. The underwriting losses from retroactive reinsurance are primarily attributed to the amortization of deferred charges established on retroactive reinsurance contracts. The deferred charges, which represent the difference between the policy premium and the estimated ultimate claim reserves, are amortized over the expected claim payment period using the interest method. The amortization charges are recorded as losses incurred and, therefore, produce underwriting losses. The level of amortization in a given period is based upon estimates of the timing and amount of future loss payments. During the first quarter of 2004, the estimated timing of future loss payments with respect to one large contract was accelerated. As of December 31, 2003, loss reserves established for this contract were recorded at policy limits. However, the acceleration of the estimated timing of future loss payments produced an incremental pre-tax amortization charge of approximately $100 million in the first quarter of 2004. For the first nine months of 2003, the net effect of changes in deferred charge estimates was not significant.

     Loss reserves established under retroactive reinsurance totaled approximately $10 billion as of September 30, 2004 and losses paid during the first nine months of 2004 totaled approximately $580 million. Unamortized deferred charges at September 30, 2004 totaled approximately $2.5 billion compared to approximately $2.85 billion as of December 31, 2003. Management believes that these charges are reasonable relative to the large amount of float generated from these policies. Income generated from the investment of float is reflected in investment income.

     Premiums earned in the first nine months of 2004 from traditional multi-line reinsurance decreased $465 million (22.7%) from the first nine months of 2003. The comparative decrease was primarily due to declines in quota-share participations (including Lloyd’s) and the termination of a major quota-share contract in mid-2003. Pre-tax underwriting results in the third quarter and first nine months of 2004 include losses of approximately $145 million arising from the third quarter hurricanes affecting the United States and Caribbean. Underwriting gains in the third quarter and first nine months of 2003 reflected low amounts of property and aviation losses. In addition, underwriting results for first nine months of 2004 included a gain of approximately $150 million related to liabilities that were settled as a result of commutations of certain reinsurance contracts during the second quarter. There were no significant commutations in 2003.

FORM 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Berkshire Hathaway Primary Group

     Premiums earned by Berkshire’s various other primary insurers totaled $330 million and $914 million for the third quarter and first nine months of 2004, respectively, increases of $57 million (21%) and $165 million (22%) over the amounts earned in the corresponding 2003 periods. The increases in premiums earned were principally attributable to the NICO Primary group and U.S. Liability Insurance Group. For the first nine months, Berkshire’s primary insurers produced underwriting gains of $35 million in 2004 and $29 million in 2003, primarily attributable to NICO and U.S. Liability.

     Insurance — Investment Income

     Investment income produced by Berkshire’s insurance and reinsurance businesses for the third quarter and first nine months of 2004 and 2003 is summarized in the table below. Dollar amounts are in millions.

	Third Quarter		First Nine Months
	2004	2003	2004	2003
Pre-tax investment income	$713	$717	$2,050	$2,382
Income taxes and minority interests	229	198	632	700

Net investment income	$484	$519	$1,418	$1,682

     Pre-tax investment income earned by Berkshire’s insurance businesses in the third quarter of 2004 was relatively unchanged from the third quarter of 2003. For the first nine months, pre-tax investment income declined $332 million (13.9%) from the corresponding prior year amounts. The decline in 2004 investment income reflects reductions (most significantly during the first half of 2003) of high yield corporate and longer term fixed maturity investments, and higher proportions of low yielding cash and cash equivalents.

     A summary of investments held in Berkshire’s insurance businesses follows. Dollar amounts are in millions.

	Sept. 30,	Dec. 31,	Sept. 30,
	2004	2003	2003
Cash and cash equivalents	$36,605	$29,908	$25,397
Marketable equity securities	34,777	35,017	30,863
Fixed maturity securities	23,376	26,087	27,072
Other	2,267	2,656	2,744

	$97,025	$93,668	$86,076

     Fixed maturity investments as of September 30, 2004 were as follows. Dollar amounts are in millions.

	Amortized	Unrealized
	cost	gains	Fair value
U.S. Treasury, government corporations and agencies	$1,583	$23	$1,606
States, municipalities and political subdivisions	3,721	180	3,901
Foreign governments	6,215	55	6,270
Corporate bonds and redeemable preferred stocks, investment grade	3,873	358	4,231
Corporate bonds and redeemable preferred stocks, non-investment grade	3,184	1,451	4,635
Mortgage backed securities	2,629	104	2,733

	$21,205	$2,171	$23,376

     All U.S. government obligations are rated AAA by the major rating agencies and about 95% of all state, municipal and political subdivisions, foreign government obligations and mortgage-backed securities were rated AA or higher by the major rating agencies. Non-investment grade securities represent securities that are rated below BBB- or Baa3. Fair value reflects quoted market prices where available or, if not available, prices obtained from independent pricing services.

     In the third quarter of 2004, short-term interest rates prevailing in the United States increased, which may increase earnings from cash and cash equivalents over the next twelve months. However, unless new opportunities to reinvest in longer term instruments where yields are perceived as adequate to compensate for interest rate and credit risk, the amount of investment income earned relative to invested assets will continue to be relatively low. While the exceptionally high level of cash and cash equivalents is expected to depress Berkshire’s investment income over the short-term, management continues to believe it is the best alternative in preserving capital and maintaining flexibility to make significant acquisitions in the future when opportunities arise.

FORM 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Insurance — Investment Income (Continued)

     Invested assets derive from shareholder capital and reinvested earnings as well as net liabilities assumed under insurance contracts or “float.” The major components of float are unpaid losses, unearned premiums and other liabilities to policyholders less premiums and reinsurance receivables, deferred charges assumed under retroactive reinsurance contracts and deferred policy acquisition costs. Float totaled $45.6 billion at September 30, 2004, $43.6 billion at June 30, 2004, $44.2 billion at December 31, 2003 and $43.8 billion at September 30, 2003. The increase in float during the third quarter of 2004 reflects increases in loss reserves established in connection with catastrophe losses. During the first half of 2004, float declined from year end 2003 due to commutations of reinsurance contracts. The terms of these commutations were believed to be sufficiently attractive to justify the corresponding reduction in float. The cost of float, as represented by the ratio of pre-tax underwriting gain or loss to average float, was negative for the first nine months of 2004 and for the full year of 2003, as Berkshire’s insurance businesses generated pre-tax underwriting gains. Absent additional catastrophe losses the cost of float is expected to be negative for the full year of 2004.

     Non-Insurance Businesses

     Results of operations of Berkshire’s diverse non-insurance businesses for the third quarter and first nine months of 2004 and 2003 are summarized in the following table. Dollar amounts are in millions.

	Third Quarter		First Nine Months
	2004	2003	2004	2003
Pre-tax earnings	$813	$800	$2,249	$2,017
Income taxes and minority interests	304	304	854	760

Net earnings	$509	$496	$1,395	$1,257

     A comparison of revenues and pre-tax earnings for the non-insurance business segments follows. Dollar amounts are in millions.

	Revenues				Pre-tax Earnings
	Third Quarter		First Nine Months		Third Quarter		First Nine Months
	2004	2003	2004	2003	2004	2003	2004	2003
Apparel	$591	$577	$1,682	$1,585	$94	$90	$239	$229
Building products	1,175	1,050	3,250	2,884	192	190	503	428
Finance and financial products	952	838	2,832	1,826	171	159	495	509
Flight services	797	623	2,249	1,770	51	38	117	63
McLane Company	6,117	6,123	17,352	7,793	62	75	176	97
Retail	596	549	1,782	1,512	25	24	81	76
Shaw Industries	1,340	1,217	3,892	3,407	116	131	354	309
Other businesses	785	722	2,313	2,179	102	93	284	306

	$12,353	$11,699	$35,352	$22,956	$813	$800	$2,249	$2,017

     Apparel businesses generated revenues of $591 million for the third quarter and $1,682 million for the first nine months of 2004, increases of $14 million (2.4%) and $97 million (6.1%) over the third quarter and first nine months of 2003, respectively. The revenue increases in 2004 resulted from increases at Fruit of the Loom of $14 million for the third quarter and $114 million for the first nine months. Fruit of the Loom’s unit volume increased 16% in the first nine months of 2004, resulting from new product placement and strong sales by retailers in the U.S. The increase in volume was partially offset by lower average selling prices. For the first nine months of 2004, revenues from Berkshire’s other apparel businesses declined by approximately $17 million, reflecting lower revenues from the shoe and uniform businesses. Pre-tax earnings from apparel in 2004 increased 4.4% over the corresponding 2003 amounts. The aforementioned revenue increase at Fruit of the Loom was partially offset by lower prices and increased costs for cotton, which contributed to a reduction in gross margins.

     Revenues for the third quarter and first nine months of 2004 of Berkshire’s building products group increased 11.9% and 12.7%, respectively, over revenues for the comparable 2003 periods. The comparative year-to-date increase reflected increased sales of building insulation and roofing products (9%), brick and masonry products (5%), and paint products (11%), as well as a 41% increase in sales of connector plates and truss components due to significant sales volume growth and higher selling prices. Favorable residential housing construction activity continued in the third quarter of 2004.

     Pre-tax earnings from building products in the third quarter and first nine months of 2004 exceeded 2003 periods by $2 million and $75 million, respectively, which reflects the aforementioned revenue increases partially offset by declining operating margins. Over the past year, certain production costs (such as steel, petroleum-based materials, and energy, such as natural gas) have risen significantly. For instance, the cost of steel (used in manufacturing connector plates and trusses)

FORM 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Non-Insurance Businesses (Continued)

has risen about 100% over the past year. Also, average prices for natural gas (used in manufacturing fiber glass and bricks) have risen significantly over the past year. Such rapid increases produced declines in profit margins, which accelerated during the third quarter.

     Revenues generated by the finance and financial products group in the third quarter and first nine months of 2004 increased $114 million and $1,006 million, respectively over the corresponding 2003 periods. Revenues for the third quarter and first nine months of 2004 of this segment include Clayton Homes, which was acquired by Berkshire on August 7, 2003. Clayton’s results are included in Berkshire’s consolidated results beginning as of that date. See Note 2 to the Interim Consolidated Financial Statements for information regarding this acquisition. Clayton generated total revenues of approximately $578 million for the third quarter and $1,434 million for the first nine months of 2004, compared to $186 million for the third quarter and first nine months of 2003.

     Excluding Clayton, finance revenues in the third quarter and first nine months of 2004 declined $278 and $242 million, respectively, from the corresponding 2003 periods. Life insurance annuity premiums of $200 million were earned in the third quarter of 2003 from a few sizable transactions. Annuity premiums generated in 2004 have been nominal. The comparative declines in 2004 revenues also reflect lower interest income, resulting from lower amounts of invested assets associated with leveraged investing activities, including reduced interest from Berkadia’s loan to FINOVA, and higher proportions of low-yielding short-term investments to total invested assets. Somewhat offsetting the decline for the first nine months was the fact that Value Capital was consolidated during the first half of 2004. See Note 12 to the Interim Consolidated Financial Statements for additional information regarding Value Capital.

     Pre-tax earnings from finance and financial products businesses, excluding investment gains/losses, for the third quarter of 2004 were $171 million, an increase of $12 million over the third quarter of 2003. For the first nine months of 2004, pre-tax earnings were $495 million, a decrease of $14 million compared to the first nine months of 2003. Pre-tax earnings reflect the inclusion of Clayton for the full 2004 periods as well as much improved earnings from leasing activities. In 2004, the leasing businesses generated increased pre-tax earnings of $24 million for the third quarter and $58 million for the first nine months compared with the corresponding 2003 periods. In addition, lower net losses were attributed to the run-off of General Re’s finance business in 2004.

     Pre-tax earnings from leveraged investing activities declined approximately $39 million in the third quarter of 2004 and $121 million for the first nine months as a result of comparatively lower amounts of invested assets. In addition, pre-tax earnings for the third quarter and first nine months of 2004 of the life/annuity insurance business declined approximately $15 million and $105 million, respectively, as a result of higher allocations of investments in cash and cash equivalents and a significant reduction in the early redemption of fixed-income securities purchased at a discount. Liabilities associated with this business are generally long-term and therefore carry higher interest rates.

     Revenues from flight services in 2004 exceeded revenues in the corresponding 2003 periods by $174 million (28%) for the third quarter and $479 million (27%) for the first nine months, reflecting higher flight operations and simulator service revenue, as well as increases in aircraft sales. Increased training revenues in 2004 were attributed to an 11% increase in simulator usage, primarily from corporate aviation and regional airline customers, offset by reduced revenues from government customers. Revenues from flight operations in 2004 increased $104 million (34.0%) for the third quarter and $271 million (31.0%) for the first nine months due to higher usage of larger cabin aircraft and a slight increase in rates.

     Pre-tax earnings of the flight services segment for the first nine months of 2004 totaled $117 million compared to pre-tax earnings of $63 million for the first nine months of 2003. Pre-tax earnings from training increased $24 million for the first nine months of 2004 over 2003 due to the aforementioned revenue increases and from relatively small increases in certain fixed operating costs, including salaries and depreciation. The pre-tax results from aircraft sales and flight operations increased by about $30 million during the first nine months of 2004 over the first nine months of 2003. The improvement was primarily due to an increase in aircraft sales and an increase in the volume and efficiency of flight operations.

     On May 23, 2003, Berkshire acquired McLane Company, Inc., a distributor of grocery and food products to retailers, convenience stores and restaurants, from Wal-Mart Stores, Inc. See Note 2 to the Interim Consolidated Financial Statements for additional information regarding the McLane acquisition. Results of McLane’s business operations are included in Berkshire’s consolidated results beginning on that date. McLane’s revenues in 2004 totaled $6,117 million for the third quarter and $17,352 million for the first nine months. Pre-tax earnings totaled $62 million for the third quarter and $176 million for the first nine months of 2004. On a proforma basis, McLane’s sales and pre-tax earnings for the first nine months of 2003 totaled approximately $16,262 million and $175 million, respectively. The comparative year-to-date increases in sales reflect the addition of new customers since Berkshire’s acquisition and growth in the food service business. In 2003, approximately 35% of McLane’s annual revenues derived from sales to Wal-Mart Stores, Inc. McLane’s business is marked by high sales volume and very thin profit margins.

FORM 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

      Non-Insurance Businesses (Continued)

     Revenues from Berkshire’s various home furnishing and jewelry retailers for the third quarter of 2004 increased $47 million (8.6%) over the third quarter of 2003. For the first nine months, retail revenues in 2004 increased $270 million (17.9%) over 2003. Same-store sales increased 1.7% in the third quarter and 3.2% for the first nine months. Pre-tax earnings of the retailing group for the third quarter of 2004 totaled $25 million, relatively unchanged from 2003. For the first nine months of 2004, pre-tax earnings of $81 million increased $5 million (6.6%) over 2003. Pre-tax earnings benefited from higher sales volume, but were partially offset by increased depreciation and salary and benefit expenses.

     Revenues of Shaw for the third quarter and first nine months of 2004 increased $123 million (10.1%) and $485 million (14.2%) over the corresponding 2003 periods, reflecting a 13% increase in year-to-date square yards of carpet sold and increased rug and hard surface sales. Sales for 2004 include those of two businesses acquired by Shaw (Georgia Tufters and the Dixie Group) in 2003. These businesses generated sales of $57 million for the third quarter and $188 million for the first nine months of 2004. Sales volume continued to benefit in 2004 from solid residential housing markets and improvement in demand for Shaw’s commercial carpet products. Pre-tax earnings for the third quarter of 2004 decreased $15 million (11.5%) from the third quarter of 2003. For the first nine months of 2004, pre-tax earnings increased $45 million (14.6%) over 2003. Manufacturing costs per square yard in 2004 increased approximately 8.5% for the third quarter and 3.9% for the first nine months driven by higher petroleum-based raw material and energy related costs. Sales price increases have lagged raw material supplier price increases resulting in a decline in gross sales margins over the first nine months of 2004 and further declines are possible during the fourth quarter.

      Equity in Earnings of MidAmerican Energy Holdings Company

     Earnings from MidAmerican represent Berkshire’s share of MidAmerican’s net earnings, as determined under the equity method. In 2004, Berkshire’s share of MidAmerican’s net loss was $138 million for the third quarter compared to net earnings of $112 million for the third quarter of 2003. For first nine months, earnings from MidAmerican totaled $71 million in 2004 compared to $330 million in 2003. During the third quarter of 2004, MidAmerican recorded an after-tax charge of $340 million (of which Berkshire’s share was about $255 million) to write down certain assets of an operation that was shut down in the third quarter. See Note 3 to the Interim Consolidated Financial Statements for additional information regarding MidAmerican.

      Investment Gains/Losses

     Investment gains and losses arise when (1) investments are sold and (2) foreign currency forward contracts are marked-to-market with a corresponding gain or loss included in earnings. Investment gains and losses also arise in connection with investments by Berkshire in life settlement contracts. Investment losses can also arise when available-for-sale or held-to-maturity securities are deemed to be other-than-temporarily impaired (“OTI”). A summary of investment gains and losses follows. Dollar amounts are in millions.

	Third Quarter		First Nine Months
	2004	2003	2004	2003
Investment gains (losses) from -
Sales of investments -
Insurance and other	$287	$543	$819	$2,418
Finance and financial products	45	19	88	355
OTI securities	(3)	(32)	(15)	(268)
Foreign currency forward contracts	412	64	207	256
Life settlement contracts	(22)	—	(154)	—
Other	48	41	194	84

Investment gains before income taxes and minority interests	767	635	1,139	2,845
Income taxes and minority interests	249	182	378	961

Net investment gains	$518	$453	$761	$1,884

     Prior to January 1, 2004, Berkshire accounted for investments in life settlement contracts on the cost basis. Therefore, the cost of the investment included the initial purchase price plus periodic maintenance costs. Beginning in 2004, as a result of obtaining information which suggested that the SEC believed that a different accounting method should be used, these investments are being accounted for under FASB Technical Bulletin (“FTB”) 85-4 “Accounting for Purchases of Life Insurance.” Under FTB 85-4, the carrying value of each contract at purchase and at the end of each reporting period is equal to the cash surrender value of the contract. Cash paid to purchase these contracts that is in excess of the cash surrender value at the date of purchase is recognized as a loss immediately and periodic maintenance costs, such as premiums necessary to keep the underlying policy in force, are charged to earnings immediately. The loss for the first nine months includes $73 million related to life settlement contracts held at December 31, 2003. Despite the accounting loss recorded for these contracts, which will continue as Berkshire continues to purchase contracts, management views these contracts to have a current value no less than the cost paid for the policies plus any subsequent maintenance costs and believes these contracts will produce satisfactory earnings.

FORM 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

      Investment Gains/Losses (Continued)

     Gains and losses from foreign currency contracts arise as the value of the U.S. dollar changes against certain foreign currencies. Small changes in certain foreign currency exchange rates can produce material changes in the fair value of these contracts given the large net notional value of Berkshire’s open contracts ($20 billion as of September 30, 2004) and consequently, may produce exceptional volatility in reported earnings in a given period.

Financial Condition

     Berkshire’s balance sheet continues to reflect significant liquidity and a strong capital base. Consolidated shareholders’ equity at September 30, 2004 totaled $80.7 billion. Consolidated cash and invested assets, excluding assets of finance and financial products businesses, totaled approximately $99.1 billion at September 30, 2004 (including cash and cash equivalents of $38.1 billion) and $95.6 billion at December 31, 2003 (including $31.3 billion in cash and cash equivalents).

     Berkshire’s consolidated notes payable and other borrowings, excluding borrowings of finance businesses, totaled $3.6 billion at September 30, 2004 and $4.2 billion at December 31, 2003. During the first nine months of 2004, commercial paper and short-term borrowings of subsidiaries declined $412 million, primarily from repayments arising from operating cash flow of NetJets and Shaw. Additionally, investment contract balances of $136 million were repaid during the first nine months of 2004.

     Assets of the finance and financial products businesses totaled $26.9 billion as of September 30, 2004, compared to $49.0 billion at June 30, 2004 and $28.3 billion at December 31, 2003. Liabilities totaled $19.8 billion as of September 30, 2004 compared to $42.2 billion at June 30, 2004 and $22.0 billion at December 31, 2003. As discussed in Note 12 to the Interim Consolidated Financial Statements, Berkshire consolidated the accounts of Value Capital, L.P. beginning as of January 1, 2004, and as a result of a reduction of its interest in the partnership, discontinued consolidation effective July 1, 2004. As of June 30, 2004, Value Capital’s assets and liabilities totaled $24.1 billion and $23.4 billion, respectively.

     Cash and cash equivalents of finance and financial products businesses totaled $4.9 billion as of September 30, 2004 and $4.7 billion as of December 31, 2003. During the first nine months of 2004, manufactured housing loans of Clayton increased approximately $1,064 million to $3,772 million as of September 30. Clayton is a leading builder of manufactured housing, provides financing to customers, and acquires other installment loan portfolios. Prior to its acquisition by Berkshire in August 2003, Clayton securitized and sold a significant portion of its installment loans through special purpose entities. In early 2003, Clayton discontinued loan securitizations and sales.

     Notes payable and other borrowings of Berkshire’s finance and financial products businesses totaled $5.4 billion at September 30, 2004 and $4.9 billion at December 31, 2003. During the first nine months of 2004, Berkshire Hathaway Finance Corporation issued a total of $1.6 billion par amount of medium term notes due from 2007 through 2014, including $1.1 billion during the third quarter. The proceeds of these issues were used to finance originated and acquired loans of Clayton. These medium term notes are guaranteed by Berkshire. Additional borrowings are expected in the future as retained loan portfolios increase. In February 2004, the remaining balance of Berkadia’s bank borrowing ($525 million) was repaid upon the collection of the final $525 million loan to FINOVA and in the second quarter GRS repaid debt of approximately $550 million.

     Berkshire believes that it currently maintains sufficient liquidity to cover its existing contractual obligations and provide for contingent liquidity.

Contractual Obligations

     Berkshire and its subsidiaries have contractual obligations associated with ongoing business and financing activities, which will result in cash payments in future periods. Certain of those obligations, such as notes payable and other borrowings and related interest payments, are reflected in the Interim Consolidated Financial Statements. In addition, Berkshire and subsidiaries have entered into long-term contracts to acquire goods or services in the future, which are not currently reflected in the financial statements and will be reflected in future periods as the goods are delivered or services provided. As previously discussed in the Financial Condition section of Management’s Discussion and Analysis, Berkshire Hathaway Finance Corporation issued $1.6 billion of medium term notes during the first nine months of 2004, including $1.1 billion during the third quarter. Interest payable with respect to such notes will total approximately $64 million per annum. The principal on the notes is payable as follows: 2007 — $700 million; 2008 — $300 million; 2013 — $200 million; and 2014 — $400 million.

FORM 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Contractual Obligations (Continued)

     Otherwise, as of September 30, 2004, there have been no material changes in Berkshire’s consolidated contractual obligations from those reported in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2003.

Critical Accounting Policies

     In applying certain accounting policies, Berkshire’s management is required to make estimates and judgments regarding transactions that have occurred and ultimately will be settled several years in the future. Amounts recognized in the financial statements from such estimates are necessarily based on assumptions about numerous factors involving varying, and possibly significant, degrees of judgment and uncertainty. Accordingly, the amounts currently recorded in the financial statements may prove, with the benefit of hindsight, to be inaccurate. The balance sheet items most significantly affected by these estimates are property and casualty insurance and reinsurance related liabilities, deferred charges on retroactive reinsurance, and goodwill of acquired businesses.

     Reference is made to “Critical Accounting Policies” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Berkshire’s Annual Report on Form 10-K for the year ending December 31, 2003, for additional information on Berkshire’s critical accounting estimates.

     Berkshire’s Consolidated Balance Sheet includes estimated liabilities for unpaid losses from property and casualty insurance and reinsurance contracts of $45.5 billion and reinsurance receivables of $2.5 billion at September 30, 2004. Due to the inherent uncertainties in the process of establishing these amounts, the actual ultimate claim amounts will differ from the currently recorded amounts. A small percentage change in estimates of this magnitude will result in a material effect on reported earnings. For instance, a 5% increase in the September 30, 2004 net estimate would produce a $2.15 billion charge to pre-tax earnings. Future effects from changes in these estimates will be recorded as a component of losses incurred in the period of the change.

     Unamortized deferred charges on retroactive reinsurance policies assumed totaled $2.8 billion at September 30, 2004. Significant changes in either the timing or ultimate amount of loss payments may have a significant effect on unamortized deferred charges and the amount of periodic amortization.

     Berkshire’s Consolidated Balance Sheet as of September 30, 2004 includes goodwill of acquired businesses of approximately $23.0 billion. These amounts were recorded as a result of Berkshire’s numerous business acquisitions accounted for under the purchase method. Prior to 2002, goodwill from each acquisition was generally amortized as a charge to earnings over periods not exceeding 40 years. Under SFAS No. 142, which was adopted by Berkshire as of January 1, 2002, periodic amortization ceased in favor of an impairment-only accounting model.

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

     In March 2004 the Emerging Issues Task Force (“EITF”) ratified additional provisions of Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The provisions of EITF 03-01 ratified in March 2004: (a) define impairments of debt and equity securities accounted for under SFAS 115, (b) provide criteria to be used by management in judging whether or not impairments are other-than-temporary, and (c) provide guidance on determining the amount of an impairment loss. These additional provisions were to be applied prospectively beginning July 1, 2004. In September 2004, items (b) and (c) above were temporarily postponed in order to consider implementation issues. It is expected that the postponed provisions will become effective during the fourth quarter of 2004.

     In July 2004, the EITF reached a consensus on Issue 02-14, “Whether the Equity Method of Accounting Applies When an Investor Does Not Have an Investment in Voting Stock of an Investee But Exercises Significant Influence Through Other Means” (“EITF 02-14”). EITF 02-14 concludes that the equity method of accounting is applicable to investments in common stock and in-substance common stock when the investor has the ability to exercise significant influence. In-substance common stock must possess both subordination and risk and reward characteristics that are substantially similar to common stock and may be expected to be transferred for substantive value to the issuer where common stock holders do not participate proportionally. The pronouncement is effective for Berkshire beginning on October 1, 2004.

FORM 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Accounting Pronouncements to be Adopted (Continued)

     Berkshire does not expect any of these pronouncements will have a material effect on consolidated financial position or results of operations when such pronouncements are adopted.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Reference is made to Berkshire’s most recently issued Annual Report on Form 10-K and in particular the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of September 30, 2004, there have been no material changes in the market risks described in Berkshire’s most recently issued Annual Report on Form 10-K, except as discussed below.

     During the first nine months of 2004, market risks associated with foreign currency forward contracts increased significantly. The notional value of outstanding contracts increased about $9 billion to approximately $20 billion at September 30, 2004. As a result, the potential effect of currency exchange rate changes on the fair value of these contracts increased. The fair value of open foreign currency forward contracts totaled $510 million at September 30, 2004 and $630 million at December 31, 2003. Changes in such amounts are reflected in earnings (as investment gains or losses) in the period of the change.

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

Item 6. Exhibits

Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications

SIGNATURE

     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC. (Registrant)

Date November 4, 2004	/s/ Marc D. Hamburg

(Signature)
Marc D. Hamburg, Vice President
and Principal Financial Officer