Form 10-K
period 2004-12-31
BERKSHIRE HATHAWAY INC
filed 2005-03-15
CIK 1067983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2004 $88,153,126,320*

Indicate number of shares outstanding of each of the Registrant’s classes of common stock:

February 28, 2005 — Class A Common Stock, $5 par value	1,267,197 shares
February 28, 2005 — Class B Common Stock, $0.1667 par value	8,161,362 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated In
Proxy Statement for Registrant’s
Annual Meeting to be held April 30, 2005	Part III

*	This aggregate value is computed at the last sale price of the common stock on June 30, 2004. It does not include the value of Class A Common Stock (546,086 shares) and Class B Common Stock (36,048 shares) held by Directors and Executive Officers of the Registrant and members of their immediate families, some of whom may not constitute “affiliates” for purpose of the Securities Exchange Act of 1934

Part I

Item 1. Business

     Berkshire Hathaway Inc. (“Berkshire,” “Company” or “Registrant”) is a holding company owning subsidiaries engaged in a number of diverse business activities. The most important of these are insurance businesses conducted on both a primary basis and a reinsurance basis. Berkshire also owns and operates a number of other businesses engaged in a variety of activities, as identified herein. Berkshire was organized in 1998 in the state of Delaware, and its corporate headquarters are located in Omaha, Nebraska.

     Operating decisions for the various Berkshire businesses are made by managers of the business units. Investment decisions with limited exceptions, and all major capital allocation decisions are made by Warren E. Buffett, in consultation with Charles T. Munger. Mr. Buffett is Chairman and Mr. Munger is Vice Chairman of Berkshire’s Board of Directors.

Insurance and Reinsurance Businesses

     Berkshire’s insurance and reinsurance business activities are conducted through more than 50 domestic and foreign-based insurance companies. Berkshire’s insurance businesses provide insurance and reinsurance of property and casualty risks primarily in the United States. In addition, as a result of the General Re acquisition in December 1998, Berkshire’s insurance businesses also include life, accident and health reinsurers, as well as internationally-based property and casualty reinsurers.

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

     Insurers and reinsurers based in the United States are subject to regulation by their states of domicile and by those states in which they are licensed. The primary focus of regulation is to assure that insurers are financially solvent and that policyholder interests are otherwise protected. States establish minimum capital levels for insurance companies and establish guidelines for permissible business and investment activities. States have the authority to suspend or revoke a company’s authority to do business, as conditions warrant. States regulate the payment of dividends by insurance companies to their shareholders. Dividends and capital distributions of extraordinary amounts are subject to prior regulatory approval.

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

Item 1. Business

Insurance and Reinsurance Businesses (Continued)

     Berkshire’s insurance companies maintain capital strength at exceptionally high levels. This strength differentiates Berkshire’s insurance companies from their competitors. Collectively, the aggregate statutory surplus of Berkshire’s U.S. based insurers was approximately $48 billion at December 31, 2004. All of Berkshire’s major insurance subsidiaries are rated AAA by Standard & Poor’s Corporation, the highest Financial Strength Rating assigned by Standard & Poor’s, and are rated A++ (superior) by A.M. Best with respect to their financial condition and operating performance.

     In addition to its activities relating to the annual statement, the NAIC develops or adopts statutory accounting principles, model laws, regulations and programs for use by its members. Such matters deal with regulatory oversight of solvency, compliance with financial regulation standards, and risk-based capital reporting requirements.

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

     In the event of a certified act of terrorism, the Federal government will reimburse insurers (conditioned on their satisfaction of policyholder notification requirements) for 90% of their insured losses in excess of a company deductible. The company’s deductible is calculated based on the direct earned premium for relevant commercial lines written by the insurer’s entire insurance group. Berkshire’s deductible was 7% of the insurance group’s primary (direct) subject earned premium in 2003 and 10% in 2004 and will rise to 15% in 2005. Berkshire’s deductible for 2005 is expected to approximate $300 million. There is also an annual cap on the Federal share in the amount of $100 billion for each Program year, and insurers are free to exclude their liability for terrorism losses in excess of this amount. TRIA and the Program are scheduled to expire on December 31, 2005.

     For many years, the insurance industry has been subject to claims arising from the manufacture of asbestos and its use in products. The magnitude of such losses has caused many manufacturers to file for protection under the U.S. Bankruptcy Code. In recent years, increasing numbers of claims have been filed against users of such products, including claims based upon exposure to asbestos, even though no related illness has been identified. Consequently, the U.S. Congress has introduced legislation to assure that resources are available to indemnify claimants suffering from asbestos-related illnesses and to manage the overall cost of those claims. To date, no federal legislation has passed. It is highly uncertain as to whether or not any Federal legislation will be enacted and, if enacted, how the provisions of such laws will affect Berkshire.

     In general, regulation of the insurance industry outside of the United States is subject to the differing laws and regulations of each country in which the insurer has operations or writes premiums. Some jurisdictions, such as the United Kingdom, impose complex regulatory requirements on insurance businesses, while other jurisdictions, such as Germany, impose fewer requirements. In certain foreign countries, reinsurers are required to be licensed by governmental authorities. These licenses may be subject to modification, suspension or revocation dependent on such factors as amount and types of reserves and minimum capital and solvency tests. The violation of regulatory requirements may result in fines, censures and/or criminal sanctions in various jurisdictions. Berkshire subsidiaries also provide insuring capacity to several syndicates at Lloyd’s of London. Such capacity entitles Berkshire to a share of the risks and rewards of the activities of the syndicate in proportion to the amount of capacity provided. This business is subject to regulation by the U.K. Financial Services Authority, which maintains comprehensive rules and regulations covering the legal, financial and operating activities of managing agents and syndicates.

Item 1. Business

Insurance and Reinsurance Businesses (Continued)

     Insurance underwriting operations are comprised of the following sub-groups: (1) GEICO and its subsidiaries, (2) General Re and its subsidiaries, (3) Berkshire Hathaway Reinsurance Group, and (4) Berkshire Hathaway Primary Group. Except for certain reinsurance products that generate a significant amount of up-front premiums along with estimated claims expected to be paid over very long periods of time, each of Berkshire’s underwriting units strive to achieve a net underwriting profit over time and to reject inadequately priced risks. Additional information related to each of these four underwriting units follows.

     GEICO — Berkshire acquired GEICO in January 1996. GEICO is headquartered in Chevy Chase, Maryland and its principal insurance subsidiaries include: Government Employees Insurance Company, GEICO General Insurance Company, GEICO Indemnity Company, and GEICO Casualty Company. Over the past five years, these companies have offered primarily private passenger automobile insurance to individuals in 49 states and the District of Columbia. The subsidiaries market their policies primarily through direct response methods, in which applications for insurance are submitted directly to the companies by telephone, through the mail, or via the Internet.

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

     For several years through 2000, premium volume grew as a result of significantly higher advertising expenditures and competitive premium rates. In response to underwriting losses in 2000, GEICO increased premium rates and tightened underwriting standards. In addition, GEICO reduced advertising expenditures in 2001 as such expenditures were not effectively producing in-force policy growth. Consequently, new business sales declined significantly and policies-in-force declined slightly in 2001. In 2002, aided by rate increases taken by competitors, new business sales and policies-in-force increased over the prior year. Advertising expenditures, new business sales and voluntary policies-in-force increased further in 2004. Voluntary auto policies-in-force have increased a total of about 40% over the past five years. GEICO is currently one of the five largest auto insurers, in terms of premium volume, in the United States.

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

     General Re — Berkshire acquired General Re in December 1998. General Re was established in 1980 to serve as the holding company of General Reinsurance Corporation (“GRC”) and its affiliates. General Re affiliates include Kölnische Rückversicherungs – Gesellschaft AG (“Cologne Re”), a major international reinsurer based in Germany. General Re held a 91% ownership interest in Cologne Re as of December 31, 2004. General Re subsidiaries currently conduct global reinsurance business in approximately 72 cities and provide reinsurance coverage worldwide. General Re operates the following reinsurance businesses: North American property/casualty, international property/casualty, which principally consists of Cologne Re and the Faraday operations, and life/health reinsurance. General Re’s reinsurance operations are primarily based in Stamford, Connecticut and Cologne, Germany. General Re is one of the largest reinsurers in the world based on net premiums written and capital.

Property/Casualty Reinsurance

     General Re’s North American property/casualty business is primarily treaty and facultative reinsurance that is marketed directly to clients located throughout the United States and Canada without involving a broker or intermediary. The North American property/casualty business underwrites predominantly excess coverages. The

Item 1. Business

Insurance and Reinsurance Businesses (Continued)

General Re (Continued)

Property/Casualty Reinsurance (continued)

operations are headquartered in Stamford, Connecticut, and are also conducted through 18 branch offices. The business is domiciled in Delaware and licensed in the District of Columbia and all states but Hawaii, where it is an accredited reinsurer.

     Casualty reinsurance represented approximately 61% of North American property/casualty net premiums written in 2004 and property reinsurance represented approximately 24%. North American property/casualty business also includes a few smaller specialty insurers. These insurers, domiciled in Connecticut, North Dakota and Ohio, underwrite primarily liability and workers’ compensation coverages on an excess and surplus basis. Also, they underwrite excess insurance for self-insured programs. These insurers together represented approximately 15% of General Re’s North American property/casualty net premiums written in 2004.

     General Re’s direct international property/casualty reinsurance business operations are conducted through Cologne Re as well as several other General Re subsidiaries in 27 countries and provide multiple-lines of property and casualty reinsurance coverage worldwide. Principal markets are in Europe and the United Kingdom. Coverages are written on both a quota-share and excess basis. In 2004, the international property/casualty operations principally wrote direct reinsurance in the form of treaties with lesser amounts written on a facultative basis.

     At the end of 1998, General Re acquired Faraday Holdings Limited (“Faraday”, formerly D.P. Mann Holdings Limited). International London-market business is primarily written through Faraday, which owns the managing agent of Syndicate 435 at Lloyd’s of London and provides capacity and participates in the results of Syndicate 435. Through Faraday, General Re participated in 100% of the results of Syndicate 435 in 2004. Faraday writes property, casualty and aviation business on risks worldwide.

Life/Health Reinsurance

     This business includes the North American and international life/health operations of Cologne Re. In 2004, approximately 51% of life/health net premiums were written in the United States, 18% were written in Western Europe, and the remaining 31% were written throughout the rest of the world. The life/health operations provide individual life, group life, group health, long-term care, and individual health reinsurance. Most of the life reinsurance is written on a proportional treaty basis, with smaller amounts written on a facultative basis, while health business is predominantly written on an excess treaty basis. The life/health business is marketed primarily on a direct basis with the exception of group health, which is marketed primarily through brokers.

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

     For many years BHRG has written catastrophe excess of loss treaty reinsurance contracts. In recent years, BHRG has also written individual policies for primarily excess property risks on both a primary and facultative reinsurance basis, referred to as “individual risk”, which are subject to loss catastrophe events. Individual risk business includes numerous policies covering terrorism and aviation risks. A catastrophe excess policy provides protection to the counterparty from the accumulation of primarily property losses arising from a single loss event or series of events. Catastrophe and individual risk policies may provide significant amounts of indemnification per contract and a single loss event may produce losses under a number of contracts.

     BHRG cedes essentially no risks assumed under catastrophe excess reinsurance contracts or individual risk contracts, due to perceived uncertainties in recovering amounts from other reinsurers that are financially weaker. As a result, this business can produce extreme volatility in periodic underwriting results. Accounting consequences, however, do not influence decisions of Berkshire’s management with respect to this or any other business. This factor and the extraordinary financial strength of BHRG are believed to be the primary reasons why BHRG has become a major provider of such coverages.

Item 1. Business

Insurance and Reinsurance Businesses (Continued)

Berkshire Hathaway Reinsurance Group (Continued)

     During 2002 and 2003 industry insuring capacity in certain markets became scarce and BHRG wrote a number of quota-share contracts covering property and casualty risks of U.S. insurers as well as several quota-share arrangements for Lloyd’s syndicates. Despite the significant level of new business written during the last three years, the level of future rate adequacy and industry capacity subsequent to December 31, 2004 in certain markets is uncertain. The level of business written in 2004 declined from 2003 and will likely decline further in 2005.

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

     Berkshire Hathaway Primary Group — The Berkshire Hathaway Primary Group is a collection of primary insurance operations that provide a wide variety of insurance coverages to insureds located principally in the United States. National Indemnity Company and certain affiliates underwrite motor vehicle and general liability insurance to commercial enterprises on both an admitted and excess and surplus basis. This business is written nationwide primarily through insurance agents and brokers and is based in Omaha, Nebraska.

     In 2000, Berkshire acquired U.S. Investment Corporation (“USIC”). USIC, through its three subsidiaries led by U.S. Liability Insurance Company, is a specialty insurer that underwrites commercial, professional and personal lines of insurance on an admitted and excess and surplus basis. Policies are marketed in all 50 states and the District of Columbia through wholesale insurance agents. USIC companies currently underwrite and market over 50 distinct specialty property and casualty insurance products.

     Other insurance operations include several companies referred to as the “Homestate Companies,” based in California, Colorado and Nebraska and with branch offices in several other states, which market various commercial coverages for standard risks to insureds in their state of domicile and an increasing number of other states. Also included is Central States Indemnity Company of Omaha located in Omaha, Nebraska, which provides credit and income protection insurance marketed primarily through credit and debit card issuers and utility providers nationwide. Kansas Bankers Surety (“KBS”) Company is an insurer of primarily crime, fidelity, errors and omissions, officers’ and directors’ liability and related insurance coverages directed toward small and medium-sized banks throughout the Midwest United States.

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

Item 1. Business

Insurance and Reinsurance Businesses (Continued)

Property and casualty loss reserves (Continued)

     The claim-tail for most property coverages is normally short. The claim-tail for liability coverages, such as product liability and workers’ compensation, can be especially long as claims are often reported many years after the occurrence. The claim-tail for reinsurers is further extended because claims are first reported through one or more intermediary primary insurers or reinsurers. Liabilities assumed under retroactive reinsurance contracts may have an especially long claim-tail, as a significant portion of the claims may derive from asbestos, environmental and other latent injury perils. These policies contain aggregate limits of indemnification, so the risks of additional claims under the contracts are limited.

     Berkshire attempts to be reasonably conservative in establishing claim reserves. However, for the reasons previously discussed, the amounts of the reserves established as of a given balance sheet date and the subsequent actual losses and loss expenses paid will likely differ, perhaps by a material amount. There is no guarantee that the recorded reserves will prove to be adequate. Changes in unpaid loss estimates arising from the review process are charged or credited, as applicable, to earnings in the period of the change.

     Through 1998, Berkshire’s insurers ceded relatively minor amounts of risk to other reinsurers. As a result of Berkshire’s acquisition of General Re at the end of 1998, larger amounts of risk were ceded to other reinsurers, although since 1998 the amounts ceded by General Re have declined. Reinsurance does not relieve the ceding company of its obligation to indemnify policyholders for claims arising under its policies.

     Certain North American workers’ compensation loss reserves of General Re are discounted for both statutory and GAAP reporting purposes at an interest rate of 4.5 percent per annum for claims occurring before 2003 and at 1 percent per annum for claims occurring after 2002. Such discount rates were approved by the insurance department of General Re’s domiciliary state. The amortization of the discount is included as a component of insurance losses and loss adjustment expenses in periodic operating results.

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

     The following table presents the development of Berkshire’s consolidated net unpaid losses for property/casualty contracts from 1994 through 2004. Data in the table related to acquired businesses is included from the acquisition date forward. Most significantly, GEICO (acquired January 2, 1996) is included as of December 31, 1995 and General Re (acquired December 21, 1998) is included as of December 31, 1998.

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

     The next section of the table shows the re-estimated amount of the previously recorded net liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as losses are paid and more information becomes known about the frequency and severity of unpaid claims. The line labeled “cumulative deficiency (redundancy)” represents the aggregate change in the initial estimates from the original balance sheet date through December 31, 2004. These amounts have been reported in earnings over time as a component of losses and loss adjustment expenses. The redundancies or deficiencies shown in each column should be viewed independently of the other columns, because such adjustments made in earlier years may also be included as a component of the adjustments in the more recent years. To avoid misstating the cumulative redundancies or deficiencies, liabilities assumed under retroactive reinsurance contracts are treated as occurrences in the year the transaction was entered into, as opposed to when the underlying losses actually occurred, which is, by definition, generally prior to the contract date. Due to the significance of the deferred charges and reserve discounts, the cumulative changes in such balances, which are included in the cumulative deficiency/redundancy amounts, are also provided.

Item 1. Business

Insurance and Reinsurance Businesses (Continued)

Property and casualty loss reserves (Continued)

     The bottom part of the table shows the cumulative amount of net losses and loss adjustment expenses paid with respect to recorded net liabilities as of the end of each succeeding year. While the information in the table provides a historical perspective on the adequacy of unpaid losses and loss adjustment expenses established in previous years, readers are cautioned against extrapolating redundancies or deficiencies of the past on current unpaid loss balances. Berkshire management believes that the reserves established as of the end of 2004 are adequate. However, due to the inherent uncertainties in the reserving process, it cannot be assured that such balances will ultimately prove to be adequate. Dollar amounts are in millions.

		1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
Gross unpaid losses per Consolidated Balance Sheet		$3,199	$5,690	$6,059	$6,637	$22,804	$26,600	$32,868	$40,562	$43,771	$45,393	$45,219
Reserve discounts		—	—	—	—	1,666	1,663	1,675	2,022	2,405	2,435	2,611

Unpaid losses before discounts		3,199	5,690	6,059	6,637	24,470	28,263	34,543	42,584	46,176	47,828	47,830
Ceded reserves		(133)	(255)	(248)	(274)	(2,167)	(2,331)	(2,997)	(2,957)	(2,623)	(2,597)	(2,405)

Net unpaid losses		3,066	5,435	5,811	6,363	22,303	25,932	31,546	39,627	43,553	45,231	45,425
Reserve discounts		—	—	—	—	(1,666)	(1,663)	(1,675)	(2,022)	(2,405)	(2,435)	(2,611)
Deferred charges		(441)	(390)	(338)	(480)	(560)	(1,518)	(2,593)	(3,232)	(3,379)	(3,087)	(2,727)

Net unpaid losses, net of discounts/deferred charges		$2,625	$5,045	$5,473	$5,883	$20,077	$22,751	$27,278	$34,373	$37,769	$39,709	$40,087

Liability re-estimated:	1 year later	2,662	4,936	5,324	5,673	19,663	22,239	28,569	36,289	39,206	40,618
	2 years later	2,707	4,901	5,220	5,540	18,132	22,829	30,667	38,069	40,663
	3 years later	2,690	4,859	5,093	5,386	18,464	24,079	32,156	40,023
	4 years later	2,696	4,795	4,973	5,293	19,750	25,158	33,532
	5 years later	2,658	4,707	4,906	5,304	20,581	26,894
	6 years later	2,622	4,647	4,920	5,246	21,172
	7 years later	2,600	4,673	4,891	5,311
	8 years later	2,617	4,660	4,958
	9 years later	2,611	4,728
	10 years later	2,662

Cumulative deficiency (redundancy)		37	(317)	(515)	(572)	1,095	4,143	6,254	5,650	2,894	909
Cumulative foreign exchange effect*		—	—	—	—	(550)	(869)	(1,827)	(1,909)	(1,485)	(490)

Net deficiency (redundancy)		$37	$(317)	$(515)	$(572)	$545	$3,274	$4,427	$3,741	$1,409	$419

Cumulative payments:	1 year later	$210	$1,166	$1,385	$1,811	$4,509	$5,825	$5,352	$6,653	$8,092	$8,828
	2 years later	436	1,912	2,379	2,463	7,596	8,289	8,744	11,396	14,262
	3 years later	775	2,732	2,891	3,330	9,384	9,889	11,625	16,378
	4 years later	1,309	3,129	3,372	3,507	10,436	11,513	15,608
	5 years later	1,460	3,310	3,465	3,598	11,421	13,840
	6 years later	1,591	3,357	3,518	3,694	12,221
	7 years later	1,624	3,388	3,586	3,752
	8 years later	1,639	3,449	3,635
	9 years later	1,686	3,491
	10 years later	1,716

Net deficiency (redundancy) above		$37	$(317)	$(515)	$(572)	$545	$3,274	$4,427	$3,741	$1,409	$419
Deferred charge changes and reserve discounts		379	328	290	398	278	634	1,014	911	1,043	332

(Redundancy) deficiency before deferred charges and reserve discounts		$(342)	$(645)	$(805)	$(970)	$267	$2,640	$3,413	$2,830	$366	$87

*	Beginning in 1998, unpaid losses include amounts related to the international property and casualty business of General Re. The amount of re-estimated liabilities in the table above related to these operations reflect the exchange rates as of the end of the re-estimation period. The cumulative foreign exchange effect represents the cumulative effect of changes in foreign exchange rates from the original balance sheet date to the end of the re-estimation period.

Item 1. Business

Insurance and Reinsurance Businesses (Continued)

     Investments — Investments associated with insurance activities derive from shareholder capital, including amounts acquired in business acquisitions, as well as funds provided from policyholders through insurance and reinsurance business (“float”). The levels of reinsurance assumed business in recent years, plus the acquisitions of GEICO and General Re, have produced an exceptional increase in the amount of float held by Berkshire’s insurance businesses. Float is an approximation of the amount of net policyholder funds available for investment. That term denotes the sum of unpaid losses and loss adjustment expenses, unearned premiums and other policyholder liabilities, less the aggregate amount of premium balances receivable, losses recoverable from reinsurance ceded, deferred policy acquisition costs, deferred charges on reinsurance contracts, and related deferred income taxes. The amount of float has grown from about $6.9 billion at the end of 1996 to about $46.1 billion at the end of 2004, through internal growth as well as the acquisition of General Re in 1998. Equally important as the size of the float balance is its cost, which is represented by the periodic net underwriting gain or loss of the business. The increases in the amounts of float plus the substantial amounts of shareholder capital devoted to insurance and reinsurance activities have generated meaningful increases in the levels of investments and investment income over the past five years.

     Investment portfolios of insurance subsidiaries include ownership of equity securities of other publicly traded companies, which are concentrated in relatively few companies. Investment portfolios of Berkshire’s insurance businesses also include large amounts of fixed income securities, which consist of obligations of the U.S. Government, U.S. states and municipalities, mortgage-backed securities issued primarily by the three major U.S. Government and Government-sponsored agencies, as well as obligations of foreign governments and corporate obligations. Investment portfolios are primarily managed by Berkshire’s corporate office. Generally, there are no targeted investment allocation rates established by management with respect to investment activities. Rather, management will increase or decrease investments in response to perceived changes in opportunities of income or capital growth relative to risks associated with the issuers of the securities.

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

     In April of 2002 Berkshire acquired FOL’s basic apparel businesses, which prior to the acquisition date operated as debtors-in-possession pursuant to its Chapter 11 bankruptcy filing. Berkshire did not acquire FOL’s ultimate parent as well as certain other entities in the FOL group or assume any liabilities of the entities not acquired. FOL, headquartered in Bowling Green, Kentucky, is a vertically integrated manufacturer and distributor of basic apparel products sold principally under the Fruit of the Loom® label. FOL is a market leader in the mass merchandise segment of the men’s and boys’ underwear market, and is one of the branded market leaders in the women’s and girls’ underwear market. In addition FOL produces and sells undecorated T-shirts and fleecewear under its own labels in a variety of colors and styles. Products are distributed from FOL’s distribution centers to retailers and wholesalers in both North America and Europe.

     As a vertically integrated manufacturer, FOL performs most of its own spinning, knitting, cloth finishing, cutting, sewing and packaging. For the North American market, which comprised more than 85% of FOL’s 2004 consolidated net sales, the majority of capital-intensive spinning and cloth manufacturing operations are located in highly automated facilities in the United States with a portion of cloth manufacturing performed offshore. Labor-intensive sewing and finishing operations are located in lower labor cost facilities in Central America and the Caribbean. For the European market, capital-intensive manufacturing operations are performed in Ireland and Northern Ireland and sewing is performed in Morocco. During 2004, FOL announced the expansion of facilities in Morocco to include yarn spinning and textile manufacturing. FOL intends to transfer its European-market spinning and cloth making operations to Morocco in the next five years.

     Berkshire acquired Garan in September of 2002. Garan, based in New York City, designs, manufactures, and sells apparel primarily for children and to a lesser degree for men and women. Products are sold under private labels of its customers as well as its own trademarks, including Garanimals®. Garan’s production facilities are primarily located in Central America. Substantially all of Garan’s products are sold through its distribution centers in the U.S. to major national chain stores, department stores, and specialty stores. In 2004, over 90% of Garan’s sales were to Wal-Mart Stores.

     FOL’s and Garan’s markets are highly competitive, consisting of many domestic and foreign manufacturers and distributors. Competition is generally based upon price, product style, quality and customer service.

Item 1. Business

Non-Insurance Businesses of Berkshire (Continued)

     Apparel (Continued)

     Fechheimer Brothers manufactures, distributes, and sells uniforms, principally for the public service and safety markets, including police, fire, postal and military markets. Fechheimer was acquired by Berkshire in 1986 and is based in Cincinnati, Ohio.

     Justin Brands was acquired in August 2000 and H.H. Brown Shoe Group has been owned by Berkshire for more than the past five years. Collectively, Berkshire’s footwear businesses purchase or manufacture and distribute work, rugged outdoor and casual shoes (H.H. Brown Shoe Group) and western-style footwear (Justin Brands) under a number of brand names. Significant portions of the shoes sold by Berkshire’s shoe businesses are manufactured or purchased from sources outside the United States. Over the past five years, a number of manufacturing facilities in the United States and Canada have been closed. Products are principally sold in the United States through a variety of channels including department stores, footwear chains, specialty stores, catalogs and the Internet, as well as through company-owned retail stores.

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

     Acme operates 22 clay brick manufacturing facilities located in seven states, seven concrete block facilities in Texas, and one stone quarry fabrication facility in Texas. The demand for Acme’s products is seasonal, with higher sales in the warmer weather months, and is subject to the level of construction, which can be cyclical. Acme also owns and leases properties and mineral rights that supply raw materials used in many of its manufactured products. Raw materials supply is believed to be adequate into the foreseeable future.

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

     Benjamin Moore relies primarily on an independent dealer network for the distribution of its products. The network consists of over 3,200 retailers with over 4,300 storefronts in the United States and Canada. Benjamin Moore also owns and manages several multiple-outlet stores and stand-alone stores in various parts of the United States and Canada serving primarily contractors and general consumers. Included in the 4,300 storefronts at December 31, 2004 were 154 Benjamin Moore majority-owned stores positioned in the market as independent retailers that offer a broad array of products including Benjamin Moore® brands and other competitor coatings, wallcoverings, window treatments and sundries.

     The architectural coatings industry is highly competitive and has historically been subject to intense price competition. It is estimated that there are approximately 500 coatings manufacturers in the United States, many of which are small companies, that compete regionally and locally. The top four companies in the industry, including Benjamin Moore positioned fourth, comprise about 50% of the total market.

     Berkshire acquired Johns Manville (“JM”) in February of 2001. JM has been serving the building products industry for nearly 150 years and is a leading manufacturer of fiber glass wool insulation products for walls, attics and floors in homes and commercial buildings, as well as pipe, duct and equipment insulation products. JM is also the leading full-line supplier of roofing systems and components for low-slope commercial and industrial roofs in North America. In addition, JM manufactures nonwoven mats, fabrics and fibers used as reinforcements in building and industrial applications, and high efficiency air filtration media. Fiber glass is the basic material in a majority of JM’s products, although JM also manufactures a significant portion of its products with other materials to satisfy the broader needs of its customers. JM is headquartered in Denver, Colorado, and operates 43 manufacturing facilities in North America, Europe and China.

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

     Berkshire acquired a 90% equity interest in MiTek Inc. (“MiTek”) in July 2001. MiTek is headquartered in Chesterfield, Missouri and is a leading provider of engineered connector products, engineering software and services, and manufacturing machinery to the truss fabrication segment of the building components industry. Primary customers are truss fabricators who manufacture pre-fabricated roof and floor trusses and wall panels for the residential building market as well as the light commercial and institutional construction industry. MiTek also participates in the light gauge steel framing market under the Ultra-Span® name.

     MiTek operates 17 manufacturing facilities located in 10 countries and 26 sales/engineering offices located in 14 countries. Products are sold to customers in approximately 80 countries, and MiTek’s business is subject to seasonal and cyclical changes in the overall housing industry.

     Finance and Financial Products — Berkshire’s finance and financial products businesses engage in a variety of finance related activities. BH Finance invests in fixed-income financial instruments, often on a leveraged basis, pursuant to proprietary strategies with the objective of earning above average returns. Management recognizes and accepts that losses may occur due to the nature of the investments acquired as well as the markets in general. In addition, the level of investments held will vary over time depending on the magnitude and number of strategies employed. This business is conducted from Berkshire’s corporate headquarters.

     On August 7, 2003, Berkshire acquired Clayton Homes, Inc. (“Clayton”). Clayton, headquartered near Knoxville, Tennessee, is a vertically integrated manufactured housing company. At year-end 2004, Clayton operated 32 manufacturing plants in 12 states. Clayton’s homes are marketed in 48 states through a network of 1,540 retailers, 391 of which are company-owned sales centers. In 2004, Clayton acquired certain manufacturing facilities and lending operations of Oakwood Homes. Installment financing is offered to purchasers of Clayton’s manufactured homes as well as those purchasing homes from selected independent retailers. Such financing is provided through its wholly owned finance subsidiaries, Vanderbilt Mortgage and Finance, Inc. (“VMF”) and 21st Mortgage Corporation (“21st”). Clayton also develops, owns, and manages 90 manufactured housing communities located in 12 states.

     Clayton competes at the manufacturing, retail, and finance levels on the basis of price, service, delivery capabilities and product performance, and considers the ability to make financing available to retail purchasers a major factor affecting the market acceptance of its product. Retail sales are facilitated by Clayton’s offering of various finance and insurance programs. Finance programs include VMF’s origination of installment contract receivables at company owned sales centers and 21st originations from select independent retailers. Also included are bulk purchases of manufactured housing contracts from banks and other lenders as well as inventory financing provided to certain independent retailers by 21st. VMF and 21st also perform, on behalf of other lending institutions, servicing of manufactured housing contracts that were not purchased or originated by them. These purchases and servicing arrangements may relate to the portfolios of other lenders or finance companies, governmental agencies, or other entities that purchase and hold manufactured housing contracts. Clayton also acts as agent on physical damage insurance policies, family protection insurance policies, home buyer protection plan policies, and other programs. Insurance programs offered by Clayton are reinsured through various wholly owned and majority owned subsidiaries of Clayton.

     Prior to Berkshire’s acquisition, the primary source of permanent funding for the lending activities of VMF and 21st was in the form of asset-backed securities issued through a special purpose entity. Berkshire now provides permanent funding for these activities with loans to Clayton from its wholly owned subsidiary Berkshire Hathaway Finance Corporation (“BHFC”). BHFC was formed during 2003 and through December 31, 2004 issued $3.6 billion of medium term notes with maturities of between 3 and 10 years. An additional $3.75 billion of medium term notes were issued in January 2005 to finance Clayton’s acquisition of a portfolio of loans on December 30, 2004.

     Berkshire acquired XTRA in September 2001. XTRA, headquartered in St. Louis, Missouri, is a leading transportation equipment lessor. XTRA manages a diverse fleet of approximately 105,000 units, constituting a net investment of approximately $1 billion as of December 31, 2004. The fleet includes over-the-road and storage trailers, chassis, intermodal piggyback trailers and domestic containers. During the fourth quarter of 2004, XTRA sold the assets of its international marine container business and the assets of its intermodal chassis business. Subsequent to the end of 2004, XTRA acquired a trailer rental business from a competitor. Management estimates that XTRA is one of the two largest lessors (in terms of units available) of over-the-road trailers in North America.

Item 1. Business

Non-Insurance Businesses of Berkshire (Continued)

     Finance and Financial Products (Continued)

     Transportation equipment customers lease equipment to cover cyclical, seasonal and geographic needs and as a substitute for purchasing. In addition, capital and capacity constrained transportation providers often use leasing to maximize their asset utilization and reduce capital expenditures. By maintaining a large fleet, XTRA is able to provide customers with a broad selection of equipment and quick response times.

     CORT Business Services Corporation was acquired in 2000 by an 80.1% owned subsidiary of Berkshire and is the leading national provider of rental furniture, accessories and related services in the “rent-to-rent” segment of the furniture rental industry.

     General Re Securities and affiliates (“GRS”) was acquired by Berkshire as part of the 1998 acquisition of General Re. GRS has been a dealer in derivative products for over the past five years, offering a full line of interest rate, currency, and equity swap and option products, as well as structured finance products. In January 2002, a decision was made to commence a long-term run-off of GRS. Since January 2002, the number of open trades has declined about 88%. The run-off will continue over several years, during which time GRS will unwind the remaining asset and liability positions.

     Berkshire’s finance businesses also include Berkshire Hathaway Credit Corporation (commercial real estate financing), Berkshire Hathaway Life Insurance (sales of annuity contracts), and Scott Fetzer Financial Group, Inc. (consumer receivable financing primarily in connection with sales of Kirby products).

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

     A significant part of FSI’s training programs derives from the use of simulators, which incorporate computer-based technology to replicate the operation of particular aircraft or ocean-going vessels. Simulators reproduce, with a high degree of accuracy, certain sights, movements, and aircraft or vessel control responses experienced by the operator of the aircraft or ship. FSI utilizes 283 training devices, including 237 civil aviation simulators. FSI’s training businesses are conducted primarily in the United States, with facilities located in 21 states. FSI also operates training facilities in Australia, Brazil, Canada, France and the United Kingdom. During 1997, FSI and The Boeing Company, a leading airplane manufacturer, established a joint venture to provide pilot and aircrew training for airline customers around the world. In October 2002, FSI’s ownership interest in the joint venture was redeemed by the joint venture. FSI also designs and manufactures full motion flight simulators, visual displays, and other training equipment for use in its training business and for sale to others. Manufacturing facilities are located in Oklahoma and Missouri.

     Berkshire acquired NetJets Inc. (“NJ”) in 1998. NJ is the world’s leading provider of fractional ownership programs for general aviation aircraft. In 1986, NJ created the fractional ownership of aircraft concept and introduced its NetJets® program in the United States with one aircraft type. In 2004, the NetJets® program operated 15 aircraft types. In late 1996, NJ expanded its fractional ownership programs to Europe via a joint venture arrangement which is now 100% owned by NJ. The fractional ownership of aircraft concept permits customers to acquire a specific percentage of a certain aircraft type and allows them to utilize the aircraft for a specified number of flight hours per annum. In addition, NJ provides management, ground support and flight operation services to customers after the sale. NetJets as an owner and operator of aircraft in the United States is subject to the rules and regulations of the Federal Aviation Administration, which address aircraft registration and maintenance requirements, pilot qualifications and airport operations, including flight planning and scheduling as well as security issues.

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

     NJ is currently believed to be the world’s largest purchaser of general aviation aircraft. The company maintained approximately 450 aircraft in its fleet as of December 31, 2004. NJ management believes that the market for fractional ownership of aircraft programs is large and growing and will contribute to NJ’s continued

Item 1. Business

Non-Insurance Businesses of Berkshire (Continued)

     Flight Services (Continued)

growth over the foreseeable future. NJ’s executive offices are located in New Jersey, while most of its logistical and flight operations are based at Port Columbus International Airport in Columbus, Ohio. NJ’s European operations are based in Lisbon, Portugal.

     McLane Company – Berkshire acquired McLane Company, Inc. (“McLane”) in May 2003 from Wal-Mart Stores, Inc. (“Wal-Mart”). McLane provides wholesale distribution and logistics services in all 50 states and internationally in Brazil to customers that include discount retailers, convenience stores, quick service restaurants, drug stores and movie theatre complexes. For about 13 years prior to Berkshire’s acquisition, McLane had been an integral part of the Wal-Mart distribution network, and under Berkshire’s ownership continues to provide wholesale distribution services to Wal-Mart, which accounted for approximately 35% of McLane’s revenues during 2004. McLane’s business model is based on a high volume of sales, rapid inventory turnover and tight expense control, with operations divided into two business units: grocery distribution and foodservice operations.

     McLane’s grocery distribution unit, based in Temple, Texas, enjoys the dominant market share within the convenience store industry and serves most of the national convenience store chains and major oil company retail outlets. Grocery operations provide products to more than 38,300 retail locations nationwide, including Wal-Mart. McLane’s grocery distribution unit operates 20 facilities in 16 states, which average approximately 350,000 square feet per facility. Also included in McLane’s grocery operations are third party logistics services provided from four distribution centers in Brazil that average approximately 375,000 square feet per facility.

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

     The home furnishings businesses are the Nebraska Furniture Mart (“NFM”), R.C. Willey Home Furnishings (“R.C. Willey”), Star Furniture Company (“Star”), and Jordan’s Furniture, Inc. (“Jordan’s”). NFM is 80% owned by Berkshire, whereas R.C. Willey, Star and Jordan’s are 100% owned by Berkshire. Berkshire has owned its interest in NFM since 1983, acquired R.C. Willey in 1995, Star in 1997 and Jordan’s in 1999.

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

     R.C. Willey, based in Salt Lake City, is the dominant home furnishings retailer in the Intermountain West region of the United States. R.C. Willey operates nine full retail stores, three retail clearance facilities and two distribution centers. These facilities — which include approximately one million square feet of retail space — include nine stores strategically located throughout northern Utah, one store in Meridian, Idaho, and two stores in the Las Vegas, Nevada region. R.C. Willey plans to open a new store in Reno, Nevada in 2005.

     Star’s retail facilities include about 704,000 square feet of retail space in eleven locations. All of Star’s retail facilities are located in Texas, with eight in Houston. Star is believed to be the largest furniture retailer, as measured by sales, in each of its markets. Jordan’s operates a furniture retail business from four locations with approximately 520,000 square feet of retail space in Massachusetts and New Hampshire. Jordan’s is believed to be the largest furniture retailer, as measured by sales, in the Massachusetts and New Hampshire areas. Jordan’s is well known in its markets for its unique store arrangements and advertising campaigns.

Item 1. Business

Non-Insurance Businesses of Berkshire (Continued)

     Retail Businesses (Continued)

     Since 1989, Berkshire has owned an interest (currently 88%) in Borsheim Jewelry Company, Inc. (“Borsheim’s”). From its single store located in Omaha, Nebraska, Borsheim’s is a high volume retailer of fine jewelry, watches, crystal, china, stemware, flatware, gifts and collectibles. In 1995, Berkshire acquired Helzberg’s Diamond Shops, Inc. (“Helzberg’s”). Helzberg’s, based in North Kansas City, Missouri, operates a chain of 264 retail jewelry stores in 37 states. Most of Helzberg’s stores are located in malls or power strip centers, and all stores operate under the name Helzberg Diamonds. In 2000, Berkshire acquired The Ben Bridge Corporation (“Ben Bridge Jeweler”). Ben Bridge Jeweler, based in Seattle, Washington, operates a chain of 74 upscale retail jewelry stores in 11 states, primarily in the Western United States. Ben Bridge Jeweler stores are located primarily in major shopping malls. Berkshire’s retail jewelry operations are subject to seasonality with approximately 40% of annual revenues being earned in the fourth quarter.

     Shaw Industries — Berkshire acquired Shaw Industries, Inc. (“Shaw”) in 2001. Shaw, headquartered in Dalton, Georgia, is the world’s largest carpet manufacturer based on both revenue and volume of production. Shaw designs and manufactures over 3,000 styles of tufted and woven carpet and laminate flooring for residential and commercial use under about 30 brand and trade names and under certain private labels. Shaw’s manufacturing operations are fully integrated from the processing of raw materials used to make fiber through the finishing of carpet. Shaw’s carpet and laminate are sold in a broad range of prices, patterns, colors and textures.

     Shaw sells its wholesale products to over 42,000 retailers, distributors and commercial users throughout the United States, Canada and Mexico; through its own residential and commercial contract distribution channels to various residential and commercial end-users in the United States; and to a lesser degree, exports to additional overseas markets. Shaw also provides installation services and sells ceramic tile and hardwood flooring. Shaw’s wholesale products are marketed domestically by over 1,700 salaried and commissioned sales personnel directly to retailers and distributors and to large national accounts. Shaw’s eight full-service distribution facilities and 30 redistribution centers, along with centralized management information systems, enable it to provide prompt delivery of its products to both its retail customers and wholesale distributors.

     Substantially all carpet manufactured by Shaw is tufted carpet made from nylon, polypropylene, polyester and wool. In the tufting process, yarn is inserted by multiple needles into a synthetic backing, forming loops which may be cut or left uncut, depending on the desired texture or construction. During 2004 Shaw processed approximately 97% of its requirements for carpet yarn in its own yarn processing facilities.

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

     The Buffalo News publishes three editions on Saturday and Sunday and eight editions each weekday from its headquarters in Buffalo, New York.

     See’s Candies produces boxed chocolates and other confectionery products with an emphasis on quality and distinctiveness in two large kitchens in California. See’s revenues are highly seasonal with approximately 50% of total annual revenues being earned in the months of November and December.

     International Dairy Queen services a system of approximately 6,000 stores operating under the names Dairy Queen, Orange Julius and Karmelkorn that offer various dairy desserts, beverages, prepared foods, blended fruit drinks, popcorn and other snack foods.

     In 2002, Berkshire acquired Albecca Inc. (“Albecca”). Albecca is headquartered in Norcross, Georgia, and primarily does business under the Larson-Juhl name. Albecca designs, manufactures and distributes a complete line of high quality, branded custom framing products, including wood and metal moulding, matboard, foamboard, glass, equipment and other framing supplies.

Item 1. Business

Non-Insurance Businesses of Berkshire (Continued)

     Other Non-Insurance Businesses (Continued)

     Berkshire acquired CTB International Corp. (“CTB”) in 2002. CTB, headquartered in Milford, Indiana, is a leading designer, manufacturer and marketer of systems used in the grain industry and in the production of poultry, hogs, and eggs. Products are produced in the United States and Europe and are sold primarily through a global network of independent dealers and distributors, with peak sales occurring in the second and third quarters.

     In 2002 Berkshire acquired The Pampered Chef, LTD (“TPC”), the largest direct seller of high quality kitchen tools in the United States. Products are researched, designed and tested by TPC, and manufactured by third party suppliers. From its Addison, Illinois headquarters, TPC utilizes a network of more than 65,000 independent sales representatives to sell its products through home-based party demonstrations, principally in the United States.

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

     MidAmerican and its subsidiaries are organized and managed on seven distinct platforms: MidAmerican Energy Company, Kern River Gas Transmission Company, Northern Natural Gas Company, CE Electric UK, CalEnergy Generation-Domestic, and HomeServices of America, Inc. Through these platforms, MidAmerican owns and operates a combined electric and natural gas utility company in the United States, two natural gas pipeline companies in the United States, two electricity distribution companies in the United Kingdom, a diversified portfolio of domestic and international independent power projects and the second largest residential real estate brokerage firm in the United States.

     MidAmerican’s energy subsidiaries generate, transmit, store, distribute and supply energy. MidAmerican’s electric and natural gas utility subsidiaries currently serve approximately 4.4 million electricity customers and approximately 680,000 natural gas customers. Its natural gas pipeline subsidiaries operate interstate natural gas transmission systems with approximately 18,300 miles of pipeline in operation and peak delivery capacity of 6.4 billion cubic feet of natural gas per day. MidAmerican has interests in 6,777 net owned megawatts of power generation facilities in operation and under construction, including 5,203 net owned megawatts in facilities that are part of the regulated return asset base of its electric utility business and 1,574 net owned megawatts in non-utility power generation facilities.

     Berkshire Hathaway Inc., its subsidiaries and affiliates, employed approximately 180,000 persons at December 31, 2004.

Additional information with respect to Berkshire’s businesses

     The amounts of revenue, earnings before taxes and identifiable assets attributable to the aforementioned business segments are included in Note 21 to Registrant’s Consolidated Financial Statements contained in Item 8, Financial Statements and Supplementary Data. Additional information regarding Registrant’s investments in fixed maturity and marketable equity securities is included in Notes 5 and 6 to Registrant’s Consolidated Financial Statements.

     Berkshire Hathaway Inc. maintains a website (http://www.berkshirehathaway.com) where its annual reports, certain corporate governance documents, press releases, interim shareholder reports and links to its subsidiaries’ websites can be found. Berkshire’s periodic reports filed with the SEC, which include Form 10-K, Form 10-Q, Form 8-K and amendments thereto, may be accessed by the public free of charge from the SEC and through Berkshire. Electronic copies of these reports can be accessed at the SEC’s website (http://www.sec.gov) and indirectly through Berkshire’s website (http://www.berkshirehathaway.com). Copies of these reports may also be obtained, free of charge, upon written request to: Berkshire Hathaway Inc., 1440 Kiewit Plaza, Omaha, NE 68131, Attn: Corporate Secretary. The public may read or obtain copies of these reports from the SEC at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549 (1-800-SEC-0330).

Item 2. Description of Properties

     The physical properties used by the Registrant and its significant business segments are summarized below:

				Approx.
			Owned/	Square
Business	Location	Type of Property	Leased	Footage
Berkshire	Omaha, NE	Corporate offices	Leased	10,000

Insurance

GEICO	Chevy Chase, MD, New York, Georgia, Texas, California, Florida and Virginia	Offices	Owned	3,152,000

	Over 50 locations throughout the U.S.	Offices and drive-in claims facilities	Leased	323,000

General Re	Cologne, Germany and various non-U.S. locations	Offices	Owned	130,000
	Stamford, CT and various U.S. and non-U.S. locations	Offices	Leased	1,412,000

Berkshire Hathaway Reinsurance Group	Stamford, CT and 4 other locations in the U.S. and U.K.	Offices	Leased	64,000

Berkshire Hathaway	Omaha, NE	Offices	Owned	81,000
Primary Group	Omaha, NE, Wayne, PA and 10 other locations in the U.S. and U.K.	Offices	Leased	288,000

Apparel
Clothing	87 locations in 13 U.S. states,	Mfg. plants/Offices	Owned	3,925,000
	Canada, Mexico, Europe, Africa	Mfg. plants/Offices	Leased	2,192,000
	and Central America	Warehouses/Offices	Owned	4,093,000
		Warehouses/Offices	Leased	905,000
	Illinois, Georgia, Tennessee,	Retail stores	Owned	41,000
	Florida and 4 other U.S.	Retail stores	Leased	128,000
	states (17 stores)

Footwear	Pennsylvania, Texas, Maine	Mfg. plants/Offices/	Owned	1,937,000
	and 6 other U.S. states	Warehouses
		Mfg. plants/Offices/	Leased	114,000
		Warehouses
	Pennsylvania, Maine, New Hampshire, New York,	Retail stores Retail stores	Owned Leased	264,000 343,000
	Virginia and 11 other U.S. states (71 stores)

Building products	280 locations in 32 U.S. states,	Mfg. plants/Offices	Owned	17,999,000
	Canada, Mexico, Europe, Asia	Mfg. plants/Offices	Leased	1,697,000
	and Africa	Warehouses	Owned	2,529,000
	154 locations in 20 U.S. states and Canada	Warehouses Retail stores	Leased Leased	2,307,000 628,000

Finance and financial products

Manufactured housing businesses	Knoxville, TN, North Carolina and Texas 32 locations in Tennessee, North	Offices Offices	Owned Leased	250,000 7,000
	Carolina, Texas and 9	Mfg. housing plants	Owned	4,579,000
	other U.S. states	Mfg. housing plants	Leased	129,000
	90 locations in Tennessee, Florida, Oklahoma, Texas, and 8 other U.S. states	Mfg. housing communities	Owned	4,862 acres
	391 locations throughout the U.S.	Retail centers	Owned	1,088 acres
		Retail centers	Leased	1,166 acres

Item 2. Description of Properties (continued)

				Approx.
			Owned/	Square
Business	Location	Type of Property	Leased	Footage
Finance and financial products (cont.)
Furniture rental	199 locations in 34 U.S. states and the District of Columbia	Showrooms/Clearance centers/Warehouses	Owned	440,000
		Showrooms/Clearance centers/Warehouses	Leased	3,457,000
Transportation	13 locations in 8 U.S. states,	Offices	Owned	225,000
equipment	Canada and Mexico	Offices	Leased	276,000
leasing and	81 locations throughout the U.S.,	Storage lots	Owned	250 acres
other	Canada and Mexico	Storage lots	Leased	311 acres

Flight services	89 locations in 26 U.S. states,	Offices/Training	Owned	1,177,000
	Canada, France, Germany,	facilities/Hangars	Leased	1,916,000
	Switzerland, Portugal and the U.K.
	Oklahoma and Missouri	Mfg. plant Mfg. plant	Owned Leased	188,000 146,000

McLane Company	24 locations in 16 U.S. states and Brazil	Grocery distribution centers/Offices	Owned Leased	7,155,000 2,121,000

	18 locations in 16 U.S. states	Foodservice distribution centers/Offices	Owned Leased	1,190,000 1,816,000

Retail
Furniture	Omaha, NE, Salt Lake City, UT,	Retail stores	Owned	2,803,000
	Houston, TX, Avon, MA and 5	Retail stores	Leased	663,000
	other U.S. states (32 stores)	Offices/Warehouses	Owned	3,364,000
		Offices/Warehouses	Leased	547,000
	Iowa	Mfg. plant	Owned	260,000

Jewelry	Omaha, NE, Kansas City, MO,	Retail stores	Leased	772,000
	Seattle, WA and 36 other U.S. states (339 stores)	Offices	Owned	99,000

Shaw Industries	203 locations in 33 U.S. states	Mfg. plants/Offices	Owned	17,851,000
		Mfg. plants/Offices	Leased	1,354,000
		Warehouses	Owned	6,514,000
		Warehouses	Leased	4,410,000

All other businesses	Various locations primarily in the	Mfg. plants	Owned	5,689,000
	U.S., Canada and Europe	Mfg. plants	Leased	1,261,000
		Offices/Warehouses	Owned	1,152,000
		Offices/Warehouses	Leased	2,154,000
	275 locations primarily in the U.S.	Restaurants/Stores	Owned	111,000
		Restaurants/Stores	Leased	454,000

Item 3. Legal Proceedings

     Berkshire and its subsidiaries are parties in a variety of legal actions arising out of the normal course of business. In particular, such legal actions affect Berkshire’s insurance and reinsurance businesses. Such litigation generally seeks to establish liability directly through insurance contracts or indirectly through reinsurance contracts issued by Berkshire subsidiaries. Plaintiffs occasionally seek punitive or exemplary damages. Berkshire does not believe that such normal and routine litigation will have a material effect on its financial condition or results of operations. Berkshire and certain of its subsidiaries are also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines and penalties in substantial amounts and are described below.

     In October 2003, General Reinsurance Corporation (“General Reinsurance”), a wholly owned subsidiary of General Re Corporation (“General Re”), and four of its current and former employees, including its former president, received subpoenas for documents from the U.S. Attorney for the Eastern District of Virginia, Richmond Division (the “U.S. Attorney”) in connection with the U.S. Attorney’s investigation of

Item 3. Legal Proceedings (continued)

Reciprocal of America (“ROA”). ROA was a Virginia-based reciprocal insurer of physician, hospital and lawyer professional liability risks. General Reinsurance provided various reinsurance coverages to ROA from the late 1970’s through 2002. In December 2004 and on several occasions since then, the U.S. Attorney and the Department of Justice in Washington requested additional information related to ROA and its affiliate, First Virginia Reinsurance, Ltd., and information related to transactions between General Reinsurance or its subsidiaries and other insurers. General Reinsurance has been providing such information and cooperating fully with the U.S. Attorney and the Department of Justice in their ongoing investigation. Berkshire cannot at this time predict the outcome of this investigation, is unable to estimate a range of possible loss, if any, and cannot predict whether or not that outcome will have a material adverse effect on Berkshire’s results of operations for at least the quarterly period when this investigation is completed or otherwise resolved.

     General Reinsurance and four of its current and former employees, along with numerous other defendants, also have been sued in a number of civil actions related to ROA, including seven purported class actions initiated by doctors, hospitals and lawyers that purchased insurance through ROA or certain of its risk retention groups, and actions brought by the Virginia Commissioner of Insurance, as Deputy Receiver of ROA, and the Tennessee Commissioner of Insurance, as Liquidator for three Tennessee risk retention groups, which are collectively assigned to the U.S. District Court for the Western District of Tennessee. The first of these actions was filed in March 2003 and additional actions were filed in late March 2003 through July 2004. General Reinsurance is also a defendant in several lawsuits filed in Alabama state courts by hospital groups or doctors, including two lawsuits filed in the Circuit Court of Montgomery County in April 2004 and July 2004 and one lawsuit filed in the Circuit Court of Jackson County in February 2005. Plaintiffs assert various claims in these ROA-related civil actions, including breach of contract, unjust enrichment, fraud and conspiracy, against General Reinsurance and others, arising from the various reinsurance coverages General Reinsurance provided to ROA and related matters. The relief sought in these actions includes compensatory damages and, in some case, treble and punitive damages. General Reinsurance intends to deny the allegations in each of these actions but Berkshire cannot at this time predict the outcome of these actions, is unable to estimate a range of possible loss, if any, and cannot predict whether or not that outcome will have a material adverse effect on Berkshire’s results of operations for a least the quarterly period when these actions are resolved.

     In December 2004, General Re received a request from the U.S. Securities and Exchange Commission (“SEC”) for documents and information relating to non-traditional products. In January 2005, General Re also received a subpoena for the same documents and information from both and the SEC and the New York State Attorney General. The subpoenas apply to General Re and its affiliates, including Berkshire Hathaway Inc., as well as Berkshire’s other insurance subsidiaries. General Re, Berkshire and certain of its other insurance subsidiaries have been cooperating fully with the SEC and the New York State Attorney General, including by providing them with information relating to transactions between General Re or its subsidiaries and other insurers. Berkshire cannot at this time predict the outcome of these investigations, is unable to estimate a range of possible loss, if any, and cannot predict whether or not that outcome will have a material adverse effect on Berkshire’s results of operations for at least the quarterly period when these investigations are completed or otherwise resolved.

     The Liquidator of both FAI Insurance Limited and HIH Insurance Limited has advised two subsidiaries of General Reinsurance, General Reinsurance Australia (“GRA”) and Kolnische Ruckversicherungs-Gessellschaft (“KR”), of claims it intends to assert arising from insurance transactions GRA entered into with FAI in May and June 1998. The Liquidator contends, among other things, that GRA and KR engaged in deceptive conduct that assisted FAI in improperly accounting for such transactions as reinsurance, and that such deception was a casual factor that led to the insolvency of HIH. GRA and KR do not know whether the Liquidator will pursue these or other claims, and Berkshire cannot predict the outcome of any such action and is unable to estimate a range of possible loss, if any, and cannot predict whether or not that outcome will have a material adverse effect on Berkshire’s results of operations for at least the quarterly period when such action, if any, is resolved.

     On March 11, 2005, GRA received a Notice to Show Cause from the Australian Prudential Regulatory Authority (“APRA”) under Section 52(l) of the Australian Insurance Act of 1973 in connection with a potential investigation of GRA concerning financial reinsurance. According to the Notice, GRA has until March 29, 2005 to show cause why an investigation should not be undertaken. GRA will fully cooperate with APRA.

     GEICO is a defendant in a number of purported class action lawsuits related to the use of certain aftermarket parts to calculate the costs of repairing claimants vehicles. Three such actions, filed in August 1999, December 1999 and August 2004, respectively, are pending in the Circuit Court for Broward County, Florida against GEICO as the named defendant. The other two, including an action filed in the Circuit Court of Madison County, Illinois in November 1999, and an action filed in U.S. District Court for the Northern District of Florida in April 2000, name GEICO as well as other insurers and allege among other things that the defendants have engaged in a conspiracy with respect to the use of such parts. These lawsuits generally seek compensatory damages as well as declaratory and injunctive relief. GEICO intends to vigorously defend its position on these claim settlement procedures. These lawsuits are in various stages of development and Berkshire cannot at this time predict the outcome of these actions, is unable to estimate a range of possible loss, if any, and cannot predict whether or not that outcome will have a material adverse effect on Berkshire’s results of operations for at least the quarterly period when these actions are resolved.

Item 4. Submission of Matters to a Vote of Security Holders

     None

Executive Officers of the Registrant

     Following is a list of the Registrant’s executive officers:

Name	Age	Position with Registrant	Since
Warren E. Buffett	74	Chairman of the Board	1970
Marc D. Hamburg	55	Vice President	1992
Charles T. Munger	81	Vice Chairman of the Board	1978

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

Part II

Item 5. Market for Registrant’s Common Stock and Related Security Holder Matters

Market Information

     Berkshire’s Class A and Class B Common Stock are listed for trading on the New York Stock Exchange, trading symbol: BRK.A and BRK.B. The following table sets forth the high and low sales prices per share, as reported on the New York Stock Exchange Composite List during the periods indicated:

	2004				2003
	Class A		Class B		Class A		Class B
	High	Low	High	Low	High	Low	High	Low
First Quarter.	$95,700	$84,000	$3,195	$2,795	$73,005	$60,600	$2,437	$2,015
Second Quarter	95,650	85,100	3,189	2,830	75,500	64,305	2,514	2,141
Third Quarter.	90,750	83,400	3,024	2,782	76,400	70,900	2,549	2,367
Fourth Quarter	89,500	81,150	2,994	2,685	84,700	75,150	2,824	2,496

Shareholders

     Berkshire had approximately 6,400 record holders of its Class A Common Stock and 14,700 record holders of its Class B Common Stock at March 2, 2005. Record owners included nominees holding at least 500,000 shares of Class A Common Stock and 7,500,000 shares of Class B Common Stock on behalf of beneficial-but-not-of-record owners.

Dividends

     Berkshire has not declared a cash dividend since 1967.

Securities authorized for issuance under equity plans

     In connection with certain business acquisitions, Berkshire has issued Class B common stock options to replace outstanding options held by employees of the acquired entity. The terms of the Berkshire stock options are essentially equivalent to the terms of the options of the acquired entity, except that exercise prices were adjusted to give effect to the common stock exchange rate applicable to each acquisition. No additional stock options have been granted. A summary of the Registrant’s equity compensation plans under which equity securities are authorized for issuance as of December 31, 2004 follows:

Number of Class B
shares remaining
available for
issuance under
	Number of Class B	Weighted-average	equity compensation
	shares to be issued	exercise price of	plans (excluding
	upon exercise of	outstanding options	shares reflected in
Plan category	options (a)	(b)	column (a))
Plans not approved by security holders	183,108	$ 1,779	None

Item 6. Selected Financial Data

Selected Financial Data for the Past Five Years
(dollars in millions except per share data)

	2004	2003	2002	2001	2000
Revenues:
Insurance premiums earned	$21,085	$21,493	$19,182	$17,905	$19,343
Sales and service revenues	43,222	32,098	16,958	14,507	7,000
Interest, dividend and other investment income	2,816	3,098	2,943	2,765	2,685
Interest and other revenues of finance and financial products businesses	3,763	3,041	2,234	1,928	1,322
Investment gains (1)	3,496	4,129	918	1,488	4,499

Total revenues	$74,382	$63,859	$42,235	$38,593	$34,849

Earnings:
Net earnings (1) (2) (3)	$7,308	$8,151	$4,286	$795	$3,328

Net earnings per share (3)	$4,753	$5,309	$2,795	$521	$2,185

Year-end data:
Total assets	$188,874	$180,559	$169,544	$162,752	$135,792
Notes payable and other borrowings of insurance and other non-finance businesses	3,450	4,182	4,775	3,455	2,611
Notes payable and other borrowings of finance businesses	5,387	4,937	4,513	9,049	2,168
Shareholders’ equity	85,900	77,596	64,037	57,950	61,724
Class A equivalent common shares outstanding, in thousands	1,539	1,537	1,535	1,528	1,526
Shareholders’ equity per outstanding
Class A equivalent common share	$55,824	$50,498	$41,727	$37,920	$40,442

(1)	The amount of investment gains and losses for any given period has no predictive value, and variations in amount from period to period have no practical analytical value, particularly in view of the unrealized appreciation now existing in Berkshire’s consolidated investment portfolio. After-tax investment gains were $2,259 million in 2004, $2,729 million in 2003, $566 million in 2002, $923 million in 2001 and $2,746 million in 2000.

(2)	Net earnings for the year ending December 31, 2001 includes pre-tax underwriting losses of $2.4 billion in connection with the September 11th terrorist attack. Such loss reduced net earnings by approximately $1.5 billion and earnings per share by $982.

(3)	Effective January 1, 2002, Berkshire adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 changed the accounting for goodwill from a model that required amortization of goodwill, supplemented by impairment tests, to an accounting model that is based solely upon impairment tests.

A reconciliation of Berkshire’s Consolidated Statements of Earnings for each of the five years ending December 31, 2004 from amounts reported to amounts exclusive of goodwill amortization is shown below. Goodwill amortization for the years ending December 31, 2001 and 2000 includes $78 million and $65 million, respectively, related to Berkshire’s equity method investment in MidAmerican Energy Holdings Company.

	2004	2003	2002	2001	2000
Net earnings as reported	$7,308	$8,151	$4,286	$795	$3,328
Goodwill amortization, after tax	—	—	—	636	548

Net earnings as adjusted	$7,308	$8,151	$4,286	$1,431	$3,876

Earnings per Class A equivalent common share:
As reported	$4,753	$5,309	$2,795	$521	$2,185
Goodwill amortization	—	—	—	416	360

Earnings per share as adjusted	$4,753	$5,309	$2,795	$937	$2,545

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Net earnings for each of the past three years are disaggregated in the table that follows. Amounts are after deducting income taxes and minority interests. Dollars are in millions.

	2004	2003	2002

Insurance – underwriting	$1,008	$1,114	$(284)
Insurance – investment income	2,045	2,276	2,096
Non-insurance businesses	1,913	1,745	1,668
Equity in earnings of MidAmerican Energy Holdings Company	237	429	359
Interest expense, unallocated	(59)	(59)	(55)
Other	(95)	(83)	(64)
Investment gains	2,259	2,729	566

Net earnings	$7,308	$8,151	$4,286

     Berkshire’s operating businesses are managed on a decentralized basis. There are essentially no centralized or integrated business functions (such as sales, marketing, purchasing or human resources) and there is minimal involvement by Berkshire’s corporate headquarters in the day-to-day business activities of the operating businesses. Berkshire’s corporate office management participates in and is ultimately responsible for significant capital allocation decisions, investment activities and the selection of the Chief Executive to head each of the operating businesses.

     Accordingly, Berkshire’s reportable business segments are organized in a manner that reflects how Berkshire’s top management views those business activities. Certain businesses have been grouped based upon similar products or product lines, marketing, selling and distribution characteristics even though those businesses are operated by separate local management. There are approximately 40 separate reporting units.

     The business segment data (Note 21 to Consolidated Financial Statements) should be read in conjunction with this discussion.

  Insurance — Underwriting

     A summary follows of underwriting results from Berkshire’s insurance businesses for the past three years. Dollars are in millions.

	2004	2003	2002
Underwriting gain (loss) attributable to:
GEICO	$970	$452	$416
General Re	3	145	(1,393)
Berkshire Hathaway Reinsurance Group	417	1,047	547
Berkshire Hathaway Primary Group	161	74	32

Underwriting gain (loss) — pre-tax	1,551	1,718	(398)
Income taxes and minority interests	543	604	(114)

Net underwriting gain (loss)	$1,008	$1,114	$(284)

     Berkshire engages in both primary insurance and reinsurance of property and casualty risks. Through General Re, Berkshire also reinsures life and health risks. In primary insurance activities, Berkshire subsidiaries assume defined portions of the risks of loss from persons or organizations that are directly subject to the risks. In reinsurance activities, Berkshire subsidiaries assume defined portions of similar or dissimilar risks that other insurers or reinsurers have subjected themselves to in their own insuring activities. Berkshire’s principal insurance businesses are: (1) GEICO, one of the five largest auto insurers in the U.S., (2) General Re, one of the four largest reinsurers in the world, (3) Berkshire Hathaway Reinsurance Group (“BHRG”) and (4) Berkshire Hathaway Primary Group. Berkshire’s management views insurance businesses as possessing two distinct operations – underwriting and investing. Accordingly, Berkshire evaluates performance of underwriting operations without any allocation of investment income.

     A significant marketing strategy followed by all these businesses is the maintenance of extraordinary capital strength. Statutory surplus of Berkshire’s insurance businesses totaled approximately $48 billion at December 31, 2004. This superior capital strength creates opportunities, especially with respect to reinsurance activities, to negotiate and enter into insurance and reinsurance contracts specially designed to meet unique needs of sophisticated insurance and reinsurance buyers. Additional information regarding Berkshire’s insurance and reinsurance operations follows.

Management’s Discussion (Continued)

     Insurance — Underwriting (Continued)

     GEICO

     GEICO provides primarily private passenger automobile coverages to insureds in 49 states and the District of Columbia. GEICO policies are marketed mainly by direct response methods in which customers apply for coverage directly to the company over the telephone, through the mail or via the Internet. This is a significant element in GEICO’s strategy to be a low cost insurer. In addition, GEICO strives to provide excellent service to customers, with the goal of establishing long-term customer relationships.

     GEICO’s underwriting results for the past three years are summarized below. Dollars are in millions.

	2004		2003		2002
	Amount	%	Amount	%	Amount	%
Premiums written	$9,212		$8,081		$6,963

Premiums earned	$8,915	100.0	$7,784	100.0	$6,670	100.0

Losses and loss adjustment expenses	6,360	71.3	5,955	76.5	5,137	77.0
Underwriting expenses	1,585	17.8	1,377	17.7	1,117	16.8

Total losses and expenses	7,945	89.1	7,332	94.2	6,254	93.8

Pre-tax underwriting gain	$970		$452		$416

     Premiums earned in 2004 and 2003 increased 14.5% and 16.7%, respectively, over the corresponding prior year amounts. The growth in premiums earned in 2004 for voluntary auto was 14.2% and reflects an 11.8% increase in policies-in-force during the past year and average rate increases of less than two percent. During the third quarter of 2004 GEICO began selling auto insurance in New Jersey, which will contribute to future policies-in-force growth. In late 2004 and early 2005, rate decreases have been implemented in several states in response to improved claims experience.

     During 2004, policies-in-force increased 8.8% in the preferred risk markets and 21.6% in the standard and nonstandard markets. Voluntary auto new business sales in 2004 increased 14.9% compared to 2003. Voluntary auto policies-in-force at December 31, 2004 were 635,000 higher than at December 31, 2003 and reflect strong growth in the standard and nonstandard lines.

     Losses and loss adjustment expenses in 2004 totaled $6,360 million, an increase of 6.8% over 2003. The loss ratio declined to 71.3% in 2004 compared to 76.5% in 2003 and 77.0% in 2002 primarily due to decreasing claim frequencies across all markets and most coverage types. In 2004, claims frequencies for physical damage coverages have decreased in the two to four percent range from 2003 while frequencies for bodily injury coverages decreased in the three to five percent range. Bodily injury severity in 2004 increased in the two to four percent range over 2003 while physical damage severity has increased in the three to six percent range. Incurred losses from catastrophe events totaled approximately $71 million in 2004 (primarily from the hurricanes in the third quarter) compared to $57 million in 2003.

     Underwriting expenses in 2004 totaled $1,585 million, an increase of 15.1% over 2003, which increased 23.3% over 2002. Policy acquisition expenses in 2004 increased 21.5% over 2003 to $889 million reflecting increased advertising and other costs associated with the increase in policies-in-force. Other operating expenses for 2004 were $696 million, an increase of 7.7% over 2003. The increase in other expenses was due to higher salary, profit sharing and other employee benefit expenses.

     General Re

     General Re conducts a reinsurance business offering property and casualty and life and health coverages to clients worldwide. In North America, property and casualty reinsurance is written on a direct basis through General Reinsurance Corporation. Internationally, property and casualty reinsurance is written on a direct basis through 91% owned Cologne Re (based in Germany) and other wholly-owned affiliates as well as through brokers with respect to Faraday in London. Life and health reinsurance is written for clients worldwide through Cologne Re. General Re’s pre-tax underwriting results are summarized for the past three years in the following table. Amounts are in millions.

							Pre-tax underwriting
	Premiums written			Premiums earned			gain (loss)
	2004	2003	2002	2004	2003	2002	2004	2003	2002
Property/casualty:
North American	$2,747	$3,440	$3,975	$3,012	$3,551	$3,967	$11	$67	$(1,019)
International.	2,091	2,742	2,647	2,218	2,847	2,647	(93)	20	(319)
Life/health	2,022	1,839	1,899	2,015	1,847	1,886	85	58	(55)

	$6,860	$8,021	$8,521	$7,245	$8,245	$8,500	$3	$145	$(1,393)

Property/casualty

     North American property/casualty premiums written in 2004 declined 20.1% from 2003 and 2003 premiums written declined 13.5% compared to 2002. International property and casualty premiums written in 2004 decreased 23.7% from 2003, which increased 3.6% over 2002. The declines in 2004 reflect reductions in the amounts of business accepted over the past two years, offset in part by higher rates. Underwriting performance is not evaluated based upon market share and underwriters are instructed to reject inadequately priced risks. Management expects written premiums to continue to decline during 2005, primarily due to maintaining underwriting discipline in an increasingly price-competitive property/casualty market.

     Insurance — Underwriting (Continued)

     General Re (Continued)

Property/casualty (Continued)

     The decline in premiums earned in 2004 from North American operations was attributed to cancellations/non-renewals over new contracts (estimated at $697 million), partially offset by renewal rate increases and changes in renewal terms and conditions across all lines of business (estimated at $158 million). The decline in premiums earned in 2003 from 2002 reflected cancellations/non-renewals exceeding new contracts (estimated at $761 million), partially offset by rate increases across all lines (estimated at $345 million). The decline in international premiums earned in 2004 versus 2003 reflected the reductions of premium volume partially offset by a lower value of the U.S. dollar. In local currencies, 2004 premiums earned declined 29.1% compared with 2003, which, in turn, declined 5.5% in 2003 versus 2002.

     The North American property/casualty business produced a pre-tax underwriting gain of $11 million in 2004 compared with a gain of $67 million in 2003, and a loss of $1,019 million in 2002. The $11 million net underwriting gain in 2004 was comprised of current accident year gains of $166 million, partially offset by $155 million in prior accident year losses. Current accident year results included approximately $120 million of catastrophe losses from the four hurricanes that struck the Southeast United States in the third quarter. Despite these losses, current accident year underwriting results benefited from the favorable effects of re-pricing efforts and improved coverage terms and conditions implemented over the past three years and a one time reduction of $70 million in pension expense during the third quarter, resulting from the curtailment of certain benefits at the end of 2005. Underwriting results for 2003 included net underwriting gains for the current accident year of $200 million compared to $66 million in 2002. The current accident year results in 2003 and 2002 reflected re-pricing efforts and unusually low amounts of large individual and catastrophe-related property losses. In both 2003 and 2002, the current accident year gains were reduced or eliminated by additional losses ($133 million in 2003 and $1,085 million in 2002) established for prior accident years’ loss occurrences.

     In 2004, the $155 million charge related to prior accident year loss occurrences consisted of $729 million of increases in casualty and workers’ compensation reserves, $110 million related to discount accretion on workers’ compensation reserves and deferred charge amortization on retroactive reinsurance coverages, offset by $307 million of reserve reductions for prior year property losses and $377 million of gains associated with contract commutations and settlements. The aforementioned increases in workers’ compensation reserves in 2004 reflected escalating medical utilization and inflation, and casualty reserve increases related primarily to losses under financial institutions errors and omissions and directors and officers’ lines of business and asbestos and environmental mass tort exposures. The decrease in property reserves in 2004 was primarily due to reductions in estimated World Trade Center losses.

     As previously stated, underwriting results in 2003 and 2002 included $133 million and $1,085 million, respectively, in losses related to prior accident years, which included $99 million and $95 million, respectively, from discount accretion on workers’ compensation reserves and deferred charge amortization on retroactive reinsurance contracts. In 2002, reserve increases also included $990 million in increased loss estimates mostly related to casualty lines of business (general liability, workers’ compensation, medical malpractice, auto liability and professional liability coverages), principally for the 1997 through 2000 accident years, partially offset by $115 million of reserve reductions related to reduced estimates for certain World Trade Center claims.

     Although loss reserve levels are now believed to be adequate, there are no guarantees. A relatively small change in the estimate of net reserves can produce large changes in annual underwriting results. In addition, the timing and magnitude of catastrophe and large individual property losses are expected to continue to contribute to volatile periodic underwriting results in the future. See “Critical Accounting Policies” for additional information concerning loss reserves.

     International property/casualty businesses produced a pre-tax underwriting loss of $93 million in 2004 compared with a gain of $20 million in 2003, and a loss of $319 million in 2002. Underwriting results in 2004 include $110 million of catastrophe losses from the third quarter hurricanes. In 2003, losses from catastrophes and large individual property losses were minimal and in 2002 totaled $124 million, primarily from flood and storm losses in Europe. Underwriting results for each of the last three years benefited from favorable results of the aviation business and relatively low non-catastrophe property losses. Underwriting results of the international businesses have improved overall over the last two years as a result of re-pricing efforts and more disciplined underwriting. Underwriting results of the international property and casualty businesses included losses from prior years’ loss occurrences of $102 million in 2004, $104 million in 2003 and $320 million in 2002.

Life and health

     Life and health premiums earned in 2004 increased $168 million (9.1%) over 2003, which decreased by $39 million (2.1%) compared with 2002. Adjusting for the effects of foreign currency exchange, premiums earned increased 3.7% in 2004 and declined 9.6% in 2003. The increase in premiums earned is due in part to the strengthening of foreign currencies and an increase in European life business. The decline in 2003 was primarily due to decreases in the group and individual health businesses in the U.S. life/health operations.

     Underwriting results for the global life/health operations produced pre-tax underwriting gains of $85 million in 2004 and $58 million in 2003, compared with an underwriting loss of $55 million in 2002. While both the U.S. and international life/health operations were profitable in both 2004 and 2003, most of the gains were earned in the international life business. The underwriting losses for 2002 were principally due to increased reserves on run-off business in the U.S. life/health operations.

Management’s Discussion (Continued)

     Insurance — Underwriting (Continued)

     Berkshire Hathaway Reinsurance Group

     The Berkshire Hathaway Reinsurance Group (“BHRG”) underwrites excess-of-loss reinsurance and quota-share coverages for insurers and reinsurers around the world. BHRG’s business includes catastrophe excess-of-loss reinsurance, excess direct and facultative reinsurance for large or otherwise unusual discrete property risks referred to as individual risk. Retroactive reinsurance policies provide indemnification of losses and loss adjustment expenses with respect to past loss events. Other multi-line reinsurance refers to other contracts that are written on both a quota-share and excess basis, and include participations in and contracts with Lloyd’s syndicates. Amounts in the table below are in millions.

	Premiums earned			Pre-tax underwriting gain (loss)
	2004	2003	2002	2004	2003	2002
Catastrophe and individual risk	$1,462	$1,330	$1,283	$385	$1,108	$1,006
Retroactive reinsurance	188	526	407	(412)	(387)	(433)
Other multi-line	2,064	2,574	1,610	444	326	(26)

Total	$3,714	$4,430	$3,300	$417	$1,047	$547

     Catastrophe and individual risk contracts may provide exceptionally large limits of indemnification, often several hundred million dollars and occasionally in excess of $1 billion, and cover catastrophe risks (such as hurricanes, earthquakes or other natural disasters) or other property risks (such as aviation and aerospace, commercial multi-peril or terrorism). Catastrophe and individual business written totaled about $1.5 billion in 2004 and $1.2 billion in 2003. The level of business written in future periods will vary, perhaps materially, based upon market conditions and management’s assessment of the adequacy of premium rates. Premiums written in 2004 included $165 million to reinstate coverages as a result of the third quarter hurricane losses.

     In 2004, underwriting results from catastrophe and individual risk business included estimated catastrophe losses of $790 million, primarily from four hurricanes that struck the U.S. and Caribbean during the third quarter. The catastrophe and individual risk business produced substantial underwriting gains in 2003 and 2002 due to the lack of catastrophic or otherwise large loss events. However, catastrophic losses (such as the recent hurricane losses) are anticipated to occur over time, which could exceed the gains earned in recent years. The pre-tax maximum probable loss from a single event at December 31, 2004 is estimated to be $5 billion resulting from potential risk of loss from a major earthquake in California. BHRG, as a matter of general practice, does not cede catastrophe and individual risks to other reinsurers. The timing and magnitude of such losses may produce extraordinary volatility in periodic underwriting results. Nevertheless, Berkshire’s management remains willing to accept such volatility provided there is a reasonable prospect of long-term underwriting profitability.

     Retroactive reinsurance contracts indemnify ceding companies for losses arising under insurance or reinsurance contracts written in the past, often many years ago. While contract terms vary, losses under the contracts are subject to a very large aggregate dollar limit, occasionally exceeding $1 billion under a single contract. Generally, it is also anticipated, although not assured, that claims under retroactive contracts will be paid over long time periods. These contracts do not produce an immediate underwriting loss for financial reporting purposes. The excess of the estimated ultimate claims payable over the premiums received is established as a deferred charge which is subsequently amortized over the expected claim settlement periods. Such amortization is included as a component of losses incurred.

     Underwriting losses from retroactive reinsurance are primarily attributed to the amortization of deferred charges established on retroactive reinsurance contracts. Deferred charges, which represent the difference between the policy premium and the estimated ultimate claim reserves, are amortized over the expected claim payment period using the interest method. The timing and amount of expected future losses are re-estimated periodically. Deferred charge balances are adjusted accordingly on a retrospective basis via a cumulative adjustment.

     Gross loss reserves established under retroactive reinsurance totaled approximately $10 billion as of December 31, 2004 and losses paid during the year totaled approximately $860 million. Unamortized deferred charges at December 31, 2004 totaled approximately $2.45 billion compared to approximately $2.85 billion as of December 31, 2003. Management believes that these charges are reasonable relative to the large amount of float generated from these policies. Income generated from the investment of float is reflected in investment income and investment gains.

     Premiums earned in 2004 from traditional multi-line reinsurance decreased $510 million (19.8%) compared to 2003. The comparative decrease was primarily due to declines in quota-share participations (including Lloyd’s) and the termination of a major quota-share contract in mid-2003. Several contracts were not renewed or were curtailed in 2004 so further premium declines are anticipated in 2005. Pre-tax underwriting results in 2004 included losses of approximately $175 million arising from the third quarter hurricanes affecting the United States and Caribbean. However, these losses were more than offset by increased underwriting gains in aviation coverages and approximately $160 million in gains from the commutations of several reinsurance contracts in 2004. Underwriting gains in 2003 reflected low amounts of property and aviation losses. There were no significant commutations in 2003.

     Berkshire Hathaway Primary Group

     Berkshire’s primary insurance group consists of a wide variety of smaller insurance businesses that principally write liability coverages for commercial accounts. These businesses include: National Indemnity Company’s primary group operation (“NICO Primary Group”), a writer of motor vehicle and general liability coverages; U.S. Investment Corporation (“USIC”),

     Insurance — Underwriting (Continued)

     Berkshire Hathaway Primary Group (Continued)

whose subsidiaries underwrite specialty insurance coverages; a group of companies referred to internally as “Homestate” operations, providers of standard multi-line insurance; and Central States Indemnity Company, a provider of credit and disability insurance to individuals nationwide through financial institutions.

     Collectively, Berkshire’s other primary insurance businesses produced earned premiums of $1,211 million in 2004, $1,034 million in 2003, and $712 million in 2002. The increases in premiums earned during the past two years were largely attributed to increased volume of USIC and the NICO Primary Group. Net underwriting gains of Berkshire’s other primary insurance businesses totaled $161 million in 2004, $74 million in 2003 and $32 million in 2002. The improvement in year-to-year comparative underwriting results was due to the aforementioned increases in premiums and better-than-expected claim experience.

     Insurance — Investment Income

     Following is a summary of the net investment income of Berkshire’s insurance operations for the past three years. Dollars are in millions.

	2004	2003	2002
Investment income before taxes	$2,824	$3,223	$3,050
Applicable income taxes and minority interests	779	947	954

Investment income after taxes and minority interests	$2,045	$2,276	$2,096

     Pre-tax investment income earned by Berkshire’s insurance businesses in 2004 totaled $2,824 million, a decrease of 12.4% from 2003. The decline reflects increased amounts invested in low-yielding cash and cash equivalents in 2004 as well as a reduction in amounts invested in high-yield corporate obligations.

     In the second half of 2004, short-term interest rates in the United States increased, which should result in increased earnings from such investments in 2005 periods when compared to 2004 periods. Management continues to seek to invest cash balances into long-term instruments, including business acquisitions. However, absent such opportunities, investment income may remain relatively low. Berkshire’s management believes that this current strategy, while potentially hurting current earnings, is appropriate in preserving capital and maintaining flexibility to make significant acquisitions when opportunities arise.

     A summary of investments held in Berkshire’s insurance businesses follows. Dollar amounts are in millions.

	Dec. 31,	Dec. 31,	Dec. 31,
	2004	2003	2002
Cash and cash equivalents	$38,706	$29,908	$9,468
Marketable equity securities	37,420	35,017	28,155
Fixed maturity securities	22,831	26,087	38,395
Other	2,059	2,656	3,133

	$101,016	$93,668	$79,151

     Fixed maturity investments as of December 31, 2004 were as follows. Dollar amounts are in millions.

	Amortized	Unrealized
	cost	gains	Fair value
U.S. Treasury, government corporations and agencies	$1,576	$14	$1,590
States, municipalities and political subdivisions	3,569	156	3,725
Foreign governments	6,996	91	7,087
Corporate bonds and redeemable preferred stocks, investment grade	3,866	340	4,206
Corporate bonds and redeemable preferred stocks, non-investment grade	2,675	1,552	4,227
Mortgage-backed securities	1,903	93	1,996

	$20,585	$2,246	$22,831

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

     Invested assets derive from shareholder capital and reinvested earnings as well as net liabilities assumed under insurance contracts or “float.” The major components of float are unpaid losses, unearned premiums and other liabilities to policyholders less premiums and reinsurance receivables, deferred charges assumed under retroactive reinsurance contracts and deferred policy acquisition costs. Float totaled $46.1 billion at December 31, 2004, $44.2 billion at December 31, 2003 and $41.2 billion at December 31, 2002. The cost of float, as represented by the ratio of pre-tax underwriting gain or loss to average float, was negative for 2004 and 2003, as Berkshire’s insurance businesses generated pre-tax underwriting gains.

Management’s Discussion (Continued)

     Non-Insurance Businesses

     A summary follows of results from Berkshire’s non-insurance businesses for the past three years. Dollars are in millions.

	2004	2003	2002
Pre-tax earnings	$3,065	$2,776	$2,667
Income taxes and minority interests	1,152	1,031	999

Net earnings	$1,913	$1,745	$1,668

     A comparison of revenues and pre-tax earnings between 2004, 2003 and 2002 for the non-insurance businesses follows. Dollars are in millions.

	Revenues			Pre-tax earnings (loss)
	2004	2003	2002	2004	2003	2002
Apparel	$2,200	$2,075	$1,619	$325	$289	$229
Building products	4,337	3,846	3,702	643	559	516
Finance and financial products	3,774	3,045	2,234	584	619	726
Flight services *	3,244	2,431	2,837	191	72	225
McLane Company	23,373	13,743	—	228	150	—
Retail	2,601	2,311	2,103	163	165	166
Shaw Industries	5,174	4,660	4,334	466	436	424
Other businesses	3,213	3,040	2,375	465	486	381

	$47,916	$35,151	$19,204	$3,065	$2,776	$2,667

*	In 2004, Berkshire adopted the provisions of EITF 00-21(“Accounting for Revenue Arrangements with Multiple Deliverables”). As a result, for consolidated reporting purposes, the method of recognizing revenue related to NetJets’ fractional aircraft sales was changed. Management continues to evaluate the results of NetJets under the prior revenue recognition criteria and thus has shown revenues and pre-tax earnings for the flight services segment using the prior revenue recognition method. The prior revenue recognition method results in the revenues and pre-tax earnings in this table being $902 million greater and $74 million greater than the amounts reported in Berkshire’s consolidated financial statements.

     Apparel

     Apparel revenues in 2004 totaled $2,200 million, an increase of $125 million (6%) over 2003. Increased sales by Fruit of the Loom (“FOL”) accounted for essentially all of the increase, as unit sales increased 14%, offset partially by lower net selling prices. FOL generated approximately 60% of total apparel group revenues in 2004. Pre-tax earnings of apparel businesses totaled $325 million in 2004, an increase of 12% over 2003. About half of the increase in pre-tax earnings was generated by FOL due to the aforementioned unit sales increase, although lower net selling prices and higher cotton costs resulted in a decrease in FOL’s gross margin rate. In addition, increased earnings were achieved in the footwear businesses (HH Brown and Justin) and children’s apparel (Garan), which benefited from increased sales as well as expense controls. The increases in sales and pre-tax earnings in 2003 over 2002 were due largely to acquisitions of FOL (April 2002) and Garan (September 2002).

     Building products

     Building products revenues in 2004 totaled $4,337 million, an increase of $491 million (13%) over 2003. Increased sales volume was generated in all significant product lines in 2004, including insulation and roofing products (11%), paint (8%), brick and masonry (4%) and steel connector plates and truss components (38%), which also reflected higher selling prices. Favorable housing construction markets in the U.S. continued in 2004, which benefited the group as a whole.

     Pre-tax earnings of the building products group in 2004 exceeded earnings in 2003 by $84 million (15%), reflecting increased pre-tax earnings from insulation products and connector plate/truss components. In addition, the results for 2003 of the insulation business included a loss of $21 million from a fire at a pipe insulation plant. (Eliminating the impact of the fire loss reduces the earnings increase to about 11%). Over the past year, certain production costs (such as steel, petroleum-based materials, and energy, such as natural gas) have risen significantly. For instance, the cost of steel (used in manufacturing connector plates and trusses) has risen about 100% over the past year. Also, average prices for natural gas (used in manufacturing fiberglass and bricks) and gasoline (delivery costs) have risen significantly over the past year. Such rapid increases produced declines in profit margins, which accelerated during the last half of 2004. Revenues and pre-tax earnings of the building products group in 2003 and 2002 benefited from the favorable residential housing construction markets.

     Non-Insurance Businesses (Continued)

     Finance and financial products

     Revenues generated by the finance and financial products group in 2004 totaled $3,774 million, an increase of 24% over 2003. Revenues in 2004 include Clayton Homes for the full year. Clayton was acquired by Berkshire on August 7, 2003 and its results are included in Berkshire’s consolidated financial statements beginning as of that date. See Note 2 to the Consolidated Financial Statements for information regarding this acquisition. Clayton generated total revenues of approximately $2,024 million in 2004 compared to $512 million in 2003.

     Excluding Clayton, finance revenues in 2004 declined $783 million from 2003. Life insurance annuity premiums of $700 million were earned in the last half of 2003 from a few sizable transactions. Annuity premiums generated in 2004 were nominal. The comparative declines in 2004 revenues also reflect lower interest income, resulting from lower amounts of invested assets associated with leveraged investing activities, including reduced interest from Berkadia’s loan to FINOVA, and higher proportions of low-yielding short-term investments to total invested assets. Somewhat offsetting the decline was the fact that Value Capital was consolidated during the first half of 2004. See Note 15 to the Consolidated Financial Statements for additional information regarding Value Capital.

     Pre-tax earnings from finance and financial products businesses, excluding investment gains/losses, in 2004 were $584 million, a decrease of $35 million (6%) from 2003. Pre-tax earnings reflect the inclusion of Clayton for the full year of 2004 as well as much improved earnings from leasing businesses (CORT and XTRA). In 2004, the leasing businesses generated pre-tax earnings of $92 million compared to $34 million in 2003. In addition, the net loss from the run-off of General Re’s finance business was reduced by $55 million in 2004.

     Pre-tax earnings from leveraged investing activities declined approximately $163 million in 2004 as a result of comparatively lower amounts of invested assets. In addition, pre-tax earnings for 2004 of the life/annuity insurance business declined approximately $142 million as a result of higher allocations of investments in cash and cash equivalents, a significant reduction in the early redemption of fixed-income securities purchased at a discount and adverse changes in mortality assumptions.

     Flight services

     Flight service revenues increased $813 million (33%) over 2003. Over 90% of the revenue increase resulted from the NetJets business where flight operations revenue increased just under $400 million and revenues from aircraft sales increased about $360 million. The increase in flight operations revenue was primarily due to higher usage, a larger percentage of hours being on larger aircraft and a slight rate increase. Sales of fractional aircraft increased due to an approximately 10% increase in aircraft sold and a higher percentage of sales being large cabin aircraft which carry a higher sales price. In 2004, revenues from FlightSafety increased about $57 million (10% over the prior year). Increased revenues from simulator sales represent about 65% of the increase with increased training revenues accounting for the remainder. Increased training revenues in 2004 were attributed to a 13% increase in simulator usage, primarily from corporate aviation and regional airline customers, offset by reduced revenues from government customers.

     Pre-tax earnings of flight services businesses totaled $191 million in 2004, an increase of $119 million as compared to 2003. About half of this increase is due to reduced write downs of certain simulators and aircraft inventory. During 2003, such write downs were about $69 million and during 2004 they were about $12 million. Pre-tax earnings from FlightSafety’s training business, excluding asset write downs, increased about $33 million due to the aforementioned revenue increases. Pre-tax earnings from NetJets’ flight operations business, excluding asset write downs, improved by about $25 million.

     Operating results of the flight services business have improved gradually since 2003. These businesses were adversely affected by the attack on the World Trade Center and the deterioration in the U.S. economy that followed. Revenues and pre-tax earnings of this segment in 2003 declined in comparison with 2002.

     McLane Company

     On May 23, 2003, Berkshire acquired McLane Company, Inc., a distributor of grocery and food products to retailers, convenience stores and restaurants. See Note 2 to the Consolidated Financial Statements for additional information regarding the McLane acquisition. Results of McLane’s business operations are included in Berkshire’s consolidated results beginning on that date. McLane’s revenues in 2004 totaled $23.4 billion and for the full year 2003 totaled about $22 billion. Pre-tax earnings totaled $228 million in 2004 and $225 million for the full year 2003. The comparative year-to-date increases in sales reflect the addition of new customers since Berkshire’s acquisition and growth in the food service business. In 2004, approximately 33% of McLane’s annual revenues derived from sales to Wal-Mart Stores, Inc. McLane’s business is marked by high sales volume and very thin profit margins.

     Retail

     Berkshire’s principal retail operations consist of home furnishings and jewelry retailers. Total revenues attributed to retail operations were $2.60 billion in 2004 and $2.31 billion in 2003. Same store sales in 2004 increased 2.4% from 2003. Pre-tax earnings of the retail group totaled $163 million in 2004 compared to $165 million in 2003. The increase in sales was substantially offset by higher costs associated with new home furnishings stores, including increased salaries and benefits, depreciation, and distribution costs.

Management’s Discussion (Continued)

     Non-Insurance Businesses (Continued)

     Shaw Industries

     Floor covering sales generated by Shaw Industries totaled $5.17 billion in 2004, an increase of $514 million (11%) over 2003. The increase in revenues was driven by an approximate 9% increase in square yards of carpet sold, higher net selling prices and increased hard surface and rug sales. Sales in 2004 include those of two businesses acquired by Shaw (Georgia Tufters and the North Georgia operations of the Dixie Group) in 2003, which contributed sales of $240 million in 2004 and $50 million in 2003. Pre-tax earnings in 2004 totaled $466 million, an increase of $30 million (7%) over 2003. During 2004, petroleum-based raw material costs increased on several occasions. Production cost inflation was driven by higher petroleum-based raw material and energy related costs. Sales price increases have lagged raw material supplier price increases resulting in a decline in gross sales margins during 2004. Further margin declines in 2005 are possible.

     Equity in Earnings of MidAmerican Energy Holdings Company

     Earnings from MidAmerican represent Berkshire’s share of MidAmerican’s net earnings, as determined under the equity method. In 2004, Berkshire’s share of MidAmerican’s net earnings was $237 million versus $429 million in 2003. During the third quarter of 2004, MidAmerican recorded an after-tax charge of $340 million (of which Berkshire’s share was about $255 million) to write down certain assets of an operation that was shut down in the third quarter. In the fourth quarter of 2004, MidAmerican realized a gain of $44 million (Berkshire’s share was about $33 million) from the realization of certain Enron-related bankruptcy claims. Ignoring the effect to these two non-recurring events Berkshire’s share of MidAmerican’s 2004 net earnings was $459 million, which reflects improved results at most of MidAmerican’s major operating units. See Note 3 to the Consolidated Financial Statements for additional information regarding MidAmerican.

     Investment Gains/Losses

     Investment gains and losses arise when investments are sold and foreign currency forward contracts are marked-to-market with a corresponding gain or loss included in earnings. Investment gains and losses also arise in connection with investments by Berkshire in life settlement contracts. Investment losses can also arise when available-for-sale or held-to-maturity securities are deemed to be other-than-temporarily impaired (“OTTI”). A summary of investment gains and losses follows. Dollar amounts are in millions.

	2004	2003	2002
Investment gains (losses) from -
Sales of investments -
Insurance and other	$1,527	$2,873	$961
Finance and financial products	61	338	284
OTTI securities	(19)	(289)	(607)
Foreign currency forward contracts	1,839	825	297
Life settlement contracts	(207)	—	—
Other	288	374	(51)

Investment gains before income taxes and minority interests	3,489	4,121	884
Income taxes and minority interests	1,230	1,392	318

Net investment gains	$2,259	$2,729	$566

     Prior to January 1, 2004, Berkshire accounted for investments in life settlement contracts on the cost basis. Therefore, the cost of the investment included the initial purchase price plus periodic maintenance costs. Beginning in 2004, as a result of obtaining information which suggested that the SEC believed that a different accounting method should be used, these investments are being accounted for under FASB Technical Bulletin (“FTB”) 85-4 “Accounting for Purchases of Life Insurance.” Under FTB 85-4, the carrying value of each contract at purchase and at the end of each reporting period is equal to the cash surrender value of the contract. Cash paid to purchase these contracts that is in excess of the cash surrender value at the date of purchase is recognized as a loss immediately and periodic maintenance costs, such as premiums necessary to keep the underlying policy in force, are charged to earnings immediately. The life insurance benefits are payable to the Company. The loss during 2004 included $73 million related to life settlement contracts held at December 31, 2003. Despite the accounting loss recorded for these contracts, management views these contracts to have a current value no less than the cost paid for the policies plus any subsequent maintenance costs and believes these contracts will produce satisfactory earnings.

     Gains and losses from foreign currency contracts arise as the value of the U.S. dollar changes against certain foreign currencies. Small changes in certain foreign currency exchange rates can produce material changes in the fair value of these contracts given the large net notional value of Berkshire’s open contracts ($21.4 billion as of December 31, 2004) and consequently, may produce exceptional volatility in reported earnings in a given period.

Financial Condition

     Berkshire’s balance sheet continues to reflect significant liquidity and a strong capital base. Consolidated shareholders’ equity at December 31, 2004 totaled $85.9 billion. Consolidated cash and invested assets, excluding assets of finance and financial products businesses, totaled approximately $102.9 billion at December 31, 2004 (including cash and cash equivalents of $40.0 billion) and $95.6 billion at December 31, 2003 (including $31.3 billion in cash and cash equivalents).

     Berkshire’s consolidated notes payable and other borrowings, excluding borrowings of finance businesses, totaled $3.5 billion at December 31, 2004 and $4.2 billion at December 31, 2003. During 2004, commercial paper and short-term borrowings of subsidiaries declined $388 million, primarily from repayments arising from operating cash flow of NetJets and Shaw. Additionally, investment contract balances of $226 million were repaid during 2004.

     In May 2002, Berkshire issued the SQUARZ securities, which consist of $400 million par amount of senior notes due in November 2007 together with warrants to purchase 4,464 Class A equivalent shares of Berkshire common stock, which expire in May 2007. A warrant premium is payable to Berkshire at an annual rate of 3.75% and interest is payable to note holders at a rate of 3.00%. Each warrant provides the holder the right to purchase either 0.1116 shares of Class A or 3.348 shares of Class B stock for $10,000. In addition, holders of the senior notes have the option to require Berkshire to repurchase the senior notes at par on May 15, 2005 and 2006, provided that the holders also surrender a corresponding amount of warrants for cancellation. All warrants and senior notes were outstanding as of December 31, 2004.

     Assets of the finance and financial products businesses totaled $30.1 billion as of December 31, 2004, compared to $49.0 billion at June 30, 2004 and $28.3 billion at December 31, 2003. Liabilities totaled $20.4 billion as of December 31, 2004 compared to $42.2 billion at June 30, 2004 and $22.0 billion at December 31, 2003. As discussed in Note 15 to the Consolidated Financial Statements, Berkshire consolidated the accounts of Value Capital, L.P. beginning as of January 1, 2004, and as a result of a reduction of its ownership interest in the partnership, discontinued consolidation effective July 1, 2004. As of June 30, 2004, Value Capital’s assets and liabilities totaled $24.1 billion and $23.4 billion, respectively.

     Cash and cash equivalents of finance and financial products businesses totaled $3.4 billion as of December 31, 2004 and $4.7 billion as of December 31, 2003. During 2004, manufactured housing loans of Clayton increased approximately $5.0 billion to $7.5 billion as of December 31, 2004. The increase was primarily attributed to a loan portfolio acquisition of approximately $3.7 billion on December 30, 2004. Clayton is a leading builder of manufactured housing, provides financing to customers, and acquires other installment loan portfolios. Prior to its acquisition by Berkshire in August 2003, Clayton securitized and sold a significant portion of its installment loans through special purpose entities. In early 2003, Clayton discontinued loan securitizations and sales.

     Notes payable and other borrowings of Berkshire’s finance and financial products businesses totaled $5.4 billion at December 31, 2004 and $4.9 billion at December 31, 2003. During 2004, Berkshire Hathaway Finance Corporation (“BHFC”) issued a total of $1.6 billion par amount of medium term notes due from 2007 through 2014. The proceeds of these issues were used to finance originated and acquired loans of Clayton. These medium term notes are guaranteed by Berkshire. On January 4, 2005, BHFC issued an additional $3.75 billion par amount of medium term notes to finance Clayton’s December 30, 2004 loan portfolio acquisition discussed above. In February 2004, the remaining balance of Berkadia’s bank borrowing ($525 million) was repaid upon the collection of the final $525 million loan to FINOVA and in the second quarter GRS repaid debt of approximately $550 million.

     Berkshire believes that it currently maintains sufficient liquidity to cover its existing contractual obligations and provide for contingent liquidity.

Contractual Obligations

     A summary of long-term contractual obligations as of December 31, 2004 follows. Amounts represent estimates of gross undiscounted amounts payable over time. In addition, certain losses and loss adjustment expenses for property and casualty loss reserves are ceded to others under reinsurance contracts and therefore are recoverable. Such potential recoverables are not reflected in the table. Amounts are in millions.

	Estimated payments due by period
	Total	2005	2006-2007	2008-2009	After 2009
Notes payable and other borrowings (1)	$11,753	$1,937	$2,138	$2,321	$5,357
Securities sold under agreements to repurchase (1)	5,831	5,831	—	—	—
Operating leases	1,628	364	528	328	408
Purchase obligations (2)	7,759	3,103	2,285	1,504	867
Unpaid losses and loss expenses	47,878	11,023	12,280	6,637	17,938
Other long-term policyholder liabilities	4,308	94	78	72	4,064
Other (3)	7,124	430	517	416	5,761

Total	$86,281	$22,782	$17,826	$11,278	$34,395

(1)	Includes interest

(2)	Principally relates to NetJets’ aircraft purchases

(3)	Principally annuity reserves and employee benefits

Management’s Discussion (Continued)

Contractual Obligations (Continued)

     Berkshire and its subsidiaries are parties to contracts associated with ongoing business and financing activities, which will result in cash payments to counterparties in future periods. Notes payable and securities sold under agreements to repurchase are reflected in the Consolidated Financial Statements along with accrued but unpaid interest as of the balance sheet date. In addition, Berkshire will be obligated to pay interest under debt obligations for periods subsequent to the balance sheet date. Although certain principal balances may be prepaid in advance of the maturity date, which could reduce future interest obligations, it is assumed that no principal prepayments will occur for purposes of this disclosure. Further, while short-term borrowings and repurchase agreements are currently expected to be renewed as they mature, such amounts are not assumed to renew for purposes of this disclosure.

     Berkshire and subsidiaries are also parties to long-term contracts to acquire goods or services in the future, which are not currently reflected in the financial statements. Such obligations, including future minimum rentals under operating leases, will be reflected in future periods as the goods are delivered or services provided. Amounts due as of the balance sheet date for purchases where the goods and services have been received and a liability incurred are not included to the extent that such amounts are due within one year of the balance sheet date.

     Contractual obligations for unpaid losses and loss adjustment expenses arising under property and casualty insurance contracts are estimates. The timing and amount of such payments is contingent upon the ultimate outcome of claim settlements that will occur over many years. The amounts presented in the preceding table are based upon past claim settlement activities. The timing and amount of such payments are subject to significant estimation error. The factors affecting the ultimate amount of claims are discussed in the following section regarding Berkshire’s critical accounting policies. Accordingly, the actual timing and amount of payments may differ materially from the amounts shown in the table.

Critical Accounting Policies

     Certain accounting policies require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized in the financial statements from such estimates are necessarily based on numerous assumptions involving varying and potentially significant degrees of judgment and uncertainty. Accordingly, the amounts currently reflected in the financial statements will likely increase or decrease in the future as additional information becomes available.

     Property and casualty losses

     A summary of Berkshire’s consolidated liabilities for unpaid property and casualty losses is presented in the table below. Except for certain workers’ compensation reserves, liabilities for unpaid property and casualty reserves are reflected in the Consolidated Balance Sheets without discounting for time value, regardless of the length of the claim-tail. Dollars are in millions.

	Gross unpaid losses		Net unpaid losses*
	Dec. 31, 2004	Dec. 31, 2003	Dec. 31, 2004	Dec. 31, 2003
General Re	$22,258	$23,820	$20,056	$20,787
BHRG	16,235	15,769	13,132	12,513
GEICO	5,112	4,492	4,867	4,282
Berkshire Hathaway Primary	1,614	1,312	1,542	1,217

Total	$45,219	$45,393	$39,597	$38,799

*	Net of reinsurance recoverable and deferred charges reinsurance assumed and before foreign currency translation effects.

     Berkshire records liabilities for unpaid losses and loss adjustment expenses under property and casualty insurance and reinsurance contracts based upon estimates of the ultimate amounts payable under the contracts related to losses occurring on or before the balance sheet date. Depending on the type of loss being estimated, the timing and amount of property and casualty loss payments are subject to a great degree of variability and are contingent, among other things, upon the timing of the claim reporting from insureds and cedants and the determination and payment of the ultimate loss amount through the loss adjustment process. A variety of techniques are used to establish and review the liabilities for unpaid losses recorded as of the balance sheet date. While techniques may vary, significant judgments and assumptions are necessary in projecting the ultimate amount payable in the future with respect to loss events that have occurred.

     As of any balance sheet date, claims that have occurred have not all been reported, and if reported may not have been settled. The time period between the occurrence date and payment date of a loss is referred to as the “claim-tail.” Property claims usually have fairly short claim-tails and, absent litigation, are reported and settled within no more than a few years after

     Property and casualty losses (Continued)

occurrence. Casualty losses usually have very long claim-tails, occasionally extending for decades. Casualty claims are more susceptible to litigation and can be significantly affected by changing contract interpretations and the legal environment, which contributes to extended claim-tails. Claim-tails for reinsurers may be further extended due to delayed reporting by ceding insurers or reinsurers due to contractual provisions or reporting practices. The loss and loss expense reserves include provisions for those claims that have been reported (referred to as “case reserves”) and for those claims that have not been reported, referred to as incurred but not yet reported (“IBNR”) reserves.

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

     Each of Berkshire’s significant insurance operations (including GEICO, General Re and BHRG) utilize techniques for establishing reserves that are believed to best fit the business. Additional information regarding reserves established by each of the significant businesses follows.

     GEICO

     GEICO’s gross unpaid losses and loss adjustment expense reserves as of December 31, 2004 totaled $5,112 million and net of reinsurance recoverable were $4,867 million. As of December 31, 2004, gross reserves included $3,690 million of case reserves and $1,422 million of IBNR reserves.

     GEICO predominantly writes private passenger auto insurance which has a relatively short claim-tail. Accordingly, the risk of estimation error is thought to be much less at GEICO than for either General Re or BHRG. The key assumptions affecting GEICO’s reserves include projections of ultimate claim counts and average loss per claim (“severity”), which includes loss adjustment expenses. GEICO’s reserving methodologies produce reserve estimates based upon the individual claims (or a “ground-up” approach), which in the aggregate yields a point estimate of the ultimate losses and loss adjustment expenses. Ranges of loss estimates are not calculated in the aggregate. A detailed discussion of the process and significant factors considered in establishing reserves follows.

     Actuaries establish and evaluate unpaid loss reserves using recognized standard statistical loss development methods and techniques. The significant reserve components (and percentage of gross reserves) are: (1) average reserves (20%), (2) case and case development reserves (55%), and (3) incurred-but-not-reported (“IBNR”) reserves (25%). Each component of loss reserves is affected by the expected frequency and average severity of claims. Such amounts are analyzed using statistical techniques on historical claims data and adjusted when appropriate to reflect perceived changes in loss patterns. Data is analyzed by policy coverage, jurisdiction of loss, reporting date and occurrence date, among other factors. A brief discussion of each component follows.

     Average reserve amounts are established for property claims and new liability claims prior to the development of an individual case reserve. Average reserve amounts are driven by the estimated average severity per claim and the number of new claims opened. The average severity per claim amount is projected each accident quarter, reflecting both reported claims and unreported claims.

     Claim adjusters generally establish individual liability claim case loss and loss adjustment expense reserve estimates as soon as the specific facts and merits of each claim can be evaluated. Case reserves represent the amounts that in the judgment of the adjusters are reasonably expected to be paid in the future to completely settle the claim, including expenses. Individual case reserves are revised as more information becomes known.

     For most liability coverages, case reserves alone are an insufficient measure of the ultimate cost due in part to the longer claim-tail, the greater chance of protracted litigation and the incompleteness of facts available at the time the claim is first reported. Therefore, additional case development reserve estimates are established, usually as a percentage of the case reserve. In general, case development factors are selected by historical statistical analysis, which includes incurred case loss analysis for groups of claims from period-to-period projected to future dates and amounts (or age-to-age techniques) when substantially all of the claims are expected to be settled. Case development factors are reviewed and revised periodically based upon trends in loss development patterns.

     For unreported claims, IBNR reserve estimates are calculated by first projecting the ultimate number of claims expected (reported and unreported) for each significant coverage by using historical quarterly and monthly claim counts, to develop age-to-age projections of the ultimate counts by accident quarter. Reported claims are subtracted from the ultimate claim projections to produce an estimate of the number of unreported claims. The number of unreported claims is multiplied by an estimate of the average cost per unreported claim to produce the IBNR reserve amount. Actuarial techniques are difficult to apply reliably in certain situations, such as to new legal precedents, class action suits, long-term claimants from personal injury protection coverages or recent catastrophes. Consequently, supplemental IBNR reserves for these types of events may be established.

Management’s Discussion (Continued)

     Property and casualty losses (Continued)

     GEICO (Continued)

     For each of its major coverages, GEICO tests the adequacy of the total loss reserves using one or more actuarial projections based on claim closure models, paid loss triangles and incurred loss triangles. Each type of projection analyzes loss occurrence data for claims occurring in a given period over intervals of time until substantially all of the expected claims have been settled.

     GEICO’s exposure to highly uncertain losses is believed to be limited to certain commercial excess umbrella policies written during a period from 1981 to 1984. Remaining reserves associated with such exposure is currently a relatively insignificant component of GEICO’s total reserves (3%) and there is little if any apparent asbestos or environmental liability exposure. Related claim activity over the past year was insignificant.

     General Re

     General Re’s unpaid losses and loss adjustment expenses as of December 31, 2004 are summarized below. Amounts are in millions.

		Workers’
	Property	Compensation	Casualty	Total
Reported case reserves	$1,996	$2,168	$8,204	$12,368
IBNR reserves	1,361	957	7,572	9,890

Gross reserves	$3,357	$3,125	$15,776	22,258

Ceded reserves and deferred charges				(2,202)

Net reserves				$20,056

     General Re’s process of establishing loss reserve estimates is based upon a ground-up approach, beginning with case estimates and supplemented by additional case reserves (“ACR’s”) and IBNR reserves. Critical judgments in the establishment of these loss reserves involve the establishment of ACR’s by claim examiners, the expectation of ultimate loss ratios, which drive IBNR reserve amounts and the case reserve reporting trends compared to the expected loss reporting patterns. Actuaries do not routinely calculate loss reserve ranges, because it is currently believed that the mathematics of determining ranges has not been sufficiently developed and the myriad of assumptions required, render such resulting range to be unreliable. In addition, counts of claims or average amount per claim are not utilized because clients do not consistently provide reliable data in sufficient detail.

     General Re claim examiners establish case reserve estimates based on the facts and circumstances of the claims and the terms and provisions of the insurance and reinsurance contracts. For reinsurance claims, claim examiners receive notices from client companies in a manner that reflects the terms of the reinsurance contracts. Contract terms governing claim reporting are generally based on the client’s view of the case loss (e.g., claims with reserves greater than one-half the retention) or injury type (e.g., any claim arising from a fatality). Some reinsurance contracts permit claims to be reported on a bulk basis. Bulk reporting provisions generally apply to quota-share reinsurance contracts.

     Upon notification of a reinsurance claim from a ceding company, claim examiners make independent evaluations of loss amounts. In some cases, examiners’ estimates differ from amounts reported by ceding companies. If the examiners’ estimates are significantly greater than the ceding company’s estimates, the claims are further investigated. If deemed appropriate, ACR’s are established above the amount reported by the ceding company. Examiners also conduct claim reviews at client companies periodically and case reserves are often increased as a result. In 2004, claim examiners conducted in excess of 400 claim reviews.

     Actuaries classify all loss and premium data into segments (reserve cells) primarily based on product (e.g., treaty, facultative, and program) and line of business (e.g., auto liability, property, etc.). For each reserve cell, losses are aggregated by accident year and analyzed over time. Depending on client reporting practices, some losses and premiums are aggregated by policy year. These loss aggregations are called loss triangles, which are the primary basis for IBNR reserve calculations. North American operations presently review over 300 reserve cells and the international operations presently review about 900 reserve cells.

     Loss triangles are used to determine the expected case loss emergence patterns and, in conjunction with expected loss ratios by accident year, are further used to determine IBNR reserves. Certain calculations are performed and form the basis for estimating the expected loss emergence pattern. The determination of the expected loss emergence pattern is not strictly a mechanical process. In instances where the historical loss data is insufficient, estimation formulas are used along with reliance on other loss triangles and judgment. Factors affecting loss development triangles include but are not limited to the following: changing client claims practices, changes in claim examiners use of ACR’s or the frequency of client company claim reviews, changes in the mix of policy terms and coverage (such as client loss retention levels and occurrence and aggregate policy limits), changes in loss trends and changes in legal trends that result in unanticipated losses, as well as other sources of statistical variability. These items influence the selection of the expected loss emergence patterns.

     General Re (Continued)

     Expected loss ratios are selected by reserve cell, by accident year, based upon reviewing indicated ultimate loss ratios predicted from aggregated pricing statistics. Indicated ultimate loss ratios are calculated using the selected loss emergence pattern, reported losses and earned premium. If the selected emergence pattern is not accurate, then the indicated ultimate loss ratios will not be correct and this can influence the selected loss ratios and hence the IBNR reserve. As with selected loss emergence patterns, selecting expected loss ratios is not a strictly mechanical process and judgment is used in the analysis of indicated ultimate loss ratios and department pricing loss ratios.

     IBNR reserves are estimated by reserve cell, by accident year, using the expected loss emergence pattern and the expected loss ratios. The expected loss emergence patterns and expected loss ratios are the critical IBNR reserving assumptions and are generally updated every year-end. Once the year-end IBNR reserves are determined, actuaries calculate expected case loss emergence for the upcoming calendar year. This calculation does not involve new assumptions and uses the prior year-end expected loss emergence patterns and expected loss ratios. The expected losses are then allocated into interim estimates that are compared to actual reported losses in the subsequent year. This comparison provides a test of the adequacy of prior year-end IBNR reserves and forms the basis for possibly changing IBNR reserve assumptions during the course of the year.

     In certain reserve cells (excess directors and officers and errors and omissions) IBNR reserves are based on estimated ultimate losses, without consideration of expected emergence patterns. These cells typically involve a spike in loss activity arising from recent industry developments making it difficult to select an expected loss emergence pattern as has been experienced from the recent wave of corporate scandals that have caused an increase in reported losses. Overall industry-wide loss experience data and informed judgment are used when internal loss data is of limited reliability, such as in setting the estimates for asbestos and hazardous waste claims. Unpaid environmental, asbestos and mass tort reserves at December 31, 2004 were approximately $1.6 billion gross and $1.3 billion net of reinsurance. Such reserves were approximately $1.2 billion gross and $1.0 billion net of reinsurance as of December 31, 2003. Claims paid attributable to such losses were about $70 million in 2004.

     BHRG

     BHRG’s unpaid losses and loss adjustment expenses as of December 31, 2004 are summarized as follows. Amounts are in millions.

	Property	Casualty	Total
Reported case reserves	$1,526	$1,506	$3,032
IBNR reserves	991	2,167	3,158
Retroactive	—	10,045	10,045

Gross reserves	$2,517	$13,718	16,235

Ceded reserves and deferred charges			(3,103)

Net reserves			$13,132

     As of December 31, 2004, BHRG’s gross loss reserves related to retroactive reinsurance policies were attributed to casualty losses. Retroactive policies include excess of loss contracts, in which losses above a contractual retention are indemnified as well as contracts that indemnify all losses paid by the counterparty after the effective date. Retroactive losses paid in 2004 totaled $860 million. The classification “reported case reserves” has no practical analytical value with respect to retroactive policies since the amount is derived from reports in bulk from ceding companies, who may have inconsistent definitions of “case reserves.” Reserves are reviewed and established in the aggregate including provisions for IBNR reserves.

     In establishing retroactive reinsurance reserves, historical aggregate loss payment patterns are analyzed and projected into the future under various scenarios. The claim-tail is expected to be very long for many policies and may last several decades. Management attributes judgmental probability factors to these aggregate loss payment scenarios and an expectancy outcome is determined. Due to contractual limits of indemnification, maximum unpaid losses under retroactive policies approximated $12.2 billion as of December 31, 2004. Management cannot reasonably estimate the low-end of the retroactive reserve range given the nature of the liabilities assumed.

     BHRG’s liabilities for environmental, asbestos, and latent injury losses and loss adjustment expenses are presently believed to be concentrated within retroactive reinsurance contracts. Reserves for such losses were approximately $4.2 billion at December 31, 2004 and $4.4 billion at December 31, 2003. Claims paid in 2004 attributable to such losses were approximately $334 million. BHRG, as a reinsurer, does not regularly receive reliable information regarding numbers of asbestos, environmental and latent injury claims from ceding companies on a consistent basis, particularly with respect to multi-line treaty or aggregate excess of loss policies.

     BHRG’s other property and casualty loss reserves derive from catastrophe, individual risk and multi-line reinsurance policies. Reserve amounts are based upon loss estimates reported by ceding companies and IBNR reserves, which are primarily a function of reported losses from ceding companies and anticipated loss ratios established on an individual contract basis supplemented by management’s judgment of the impact on each contract of major catastrophe events as they become known. Anticipated loss ratios are based upon management’s judgment considering the type of business covered, analysis of each ceding company’s loss history and evaluation of that portion of the underlying contracts underwritten by each ceding company, which are in turn ceded to BHRG. A range of reserve amounts as a result of changes in underlying assumptions is not prepared.

Management’s Discussion (Continued)

     Other Critical Accounting Policies

     Berkshire records as assets deferred charges with respect to liabilities assumed under retroactive reinsurance contracts. At the inception of these contracts the deferred charges represent the difference between the consideration received and the estimated ultimate liability for unpaid losses. No net gain or loss is recognized at the inception of the contract. Deferred charges are amortized using the interest method over an estimate of the ultimate claim payment period and are reflected in earnings as a component of losses and loss expenses. The deferred charge balances are adjusted periodically to reflect new projections of the amount and timing of loss payments. Adjustments to these assumptions are applied retrospectively from the inception of the contract. Unamortized deferred charges totaled $2.7 billion at December 31, 2004. Significant changes in either the timing or ultimate amount of loss payments may have a significant effect on unamortized deferred charges and the amount of periodic amortization.

     Berkshire’s Consolidated Balance Sheet as of December 31, 2004 includes goodwill of acquired businesses of approximately $23 billion. These amounts have been recorded as a result of Berkshire’s numerous prior business acquisitions accounted for under the purchase method. Prior to 2002, goodwill from each acquisition was generally amortized as a charge to earnings over periods not exceeding 40 years. Under SFAS No. 142, which was adopted by Berkshire as of January 1, 2002, periodic amortization ceased, in favor of an impairment-only accounting model.

     A significant amount of judgment is required in performing goodwill impairment tests. Such tests include periodically determining or reviewing the estimated fair value of Berkshire’s reporting units. Under SFAS No. 142, fair value refers to the amount for which the entire reporting unit may be bought or sold. There are several methods of estimating a reporting unit’s fair value, including market quotations, asset and liability fair values and other valuation techniques, such as discounted projected net earnings and multiples of earnings. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then individual assets, including identifiable intangible assets and liabilities of the reporting unit are estimated at fair value. The excess of the estimated fair value of the reporting unit over the estimated fair value of net assets would establish the implied value of goodwill. The excess of the recorded amount of goodwill over the implied value is then charged to earnings as an impairment loss.

     Berkshire’s consolidated financial position reflects large amounts of invested assets. A substantial portion of these assets are carried at fair values based upon current market quotations and, when not available, based upon fair value pricing models. Certain fixed maturity securities Berkshire owns are not actively traded in the markets. Further, Berkshire’s finance businesses maintain significant balances of finance receivables, which are carried at amortized cost. Considerable judgment is required in determining the assumptions used in certain pricing models, including interest rate, loan prepayment speed, credit risk and liquidity risk assumptions. Significant changes in these assumptions can have a significant effect on carrying values.

     Information concerning recently issued accounting pronouncements which are not yet effective is included in Note 1(r) to the Consolidated Financial Statements. As indicated in Note 1(r) to the Consolidated Financial Statements, Berkshire does not expect any of the recently issued accounting pronouncements to have a material effect on its financial statements.

Market Risk Disclosures

     Berkshire’s Consolidated Balance Sheets include a substantial amount of assets and liabilities whose fair values are subject to market risks. Berkshire’s significant market risks are primarily associated with interest rates and equity prices and to a lesser degree derivatives. The following sections address the significant market risks associated with Berkshire’s business activities.

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

     Interest Rate Risk (Continued)

		Estimated Fair Value after
		Hypothetical Change in Interest Rates
		(bp=basis points)
		100 bp	100 bp	200 bp	300 bp
	Fair Value	decrease	increase	increase	increase
Insurance and other businesses:
December 31, 2004
Investments in securities with fixed maturities	$22,846	$23,547	$22,135	$21,450	$20,843
Notes payable and other borrowings	3,558	3,605	3,514	3,476	3,439

December 31, 2003
Investments in securities with fixed maturities	$26,116	$27,113	$25,220	$24,333	$23,550
Notes payable and other borrowings	4,334	4,397	4,277	4,226	4,177

Finance and financial products businesses:*
December 31, 2004
Investments in securities with fixed maturities and loans and finance receivables	$17,909	$18,712	$17,067	$16,267	$15,507
Notes payable and other borrowings **	10,627	10,882	10,350	10,120	9,910

December 31, 2003
Investments in securities with fixed maturities and loans and finance receivables	$14,573	$14,905	$14,323	$13,987	$13,557
Notes payable and other borrowings **	11,617	11,838	11,419	11,244	11,079

*	Excludes General Re Securities – See Derivatives Dealer Risk section for discussion of risks associated with this business.

**	Includes securities sold under agreements to repurchase.

     Equity Price Risk

     Strategically, Berkshire strives to invest in businesses that possess excellent economics, with able and honest management and at sensible prices. Berkshire’s management prefers to invest a meaningful amount in each investee. Accordingly, Berkshire’s equity investments are concentrated in relatively few investees. At December 31, 2004, 65% of the total fair value of equity investments was concentrated in four investees.

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

     The table below summarizes Berkshire’s equity price risks as of December 31, 2004 and 2003 and shows the effects of a hypothetical 30% increase and a 30% decrease in market prices as of those dates. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due both to the nature of equity markets and the aforementioned concentrations existing in Berkshire’s equity investment portfolio. Dollars are in millions.

			Estimated	Hypothetical
			Fair Value after	Percentage
		Hypothetical	Hypothetical	Increase (Decrease) in
	Fair Value	Price Change	Change in Prices	Shareholders’ Equity
As of December 31, 2004	$37,717	30% increase	$49,032	8.5
		30% decrease	26,402	(8.5)

As of December 31, 2003	$35,287	30% increase	$45,873	8.9
		30% decrease	24,701	(8.9)

Management’s Discussion (Continued)

     Foreign Currency Risk

     Berkshire’s market risks associated with changes in foreign currency exchange rates are concentrated primarily in a portfolio of short duration foreign currency forward contracts. Generally, these contracts provide that Berkshire receive certain foreign currencies and pay U.S. dollars at specified exchange rates and at specified future dates. Management entered into these contracts as a partial economic hedge of the adverse effect from a decline in the value of the U.S. dollar on its net U.S. dollar-based assets. The value of these contracts changes daily due primarily to changes in the spot exchange rates and to a lesser degree, interest rates and time value. The average duration of the contracts is approximately six months. The aggregate notional value of such contracts, which are spread among 12 currencies at December 31, 2004, was approximately $21.4 billion compared to about $12.0 billion as of December 31, 2003. The fair value asset of these contracts totaled approximately $1,761 million at December 31, 2004 and $630 million at December 31, 2003.

     Berkshire monitors the currency positions daily for each currency. The following table summarizes the outstanding foreign currency forward contracts as of December 31, 2004 and 2003 and shows the estimated changes in values of the contracts assuming changes in the underlying exchange rates applied immediately and uniformly across all currencies. The changes in value do not necessarily reflect the best or worst case results and therefore, actual results may differ. Dollars are in millions.

	Estimated Fair Value Assuming a Hypothetical
	Percentage Increase (Decrease) in the Value of
	Foreign Currencies Versus the U.S. Dollar
	Fair Value	(20%)	(10%)	(1%)	1%	10%	20%
December 31, 2004	$1,761	$(2,614)	$(475)	$1,533	$1,991	$4,127	$6,669
December 31, 2003	630	(1,583)	(512)	512	748	1,865	3,230

     Derivatives Dealer Risk

     Berkshire, through General Re Securities (“GRS”), is a dealer in various types of derivative instruments in conjunction with offering risk management products to its clients. Effective January 2002, GRS commenced the run-off of its business. It is expected that the run-off will take several years to complete. Since January 2002, approximately 88% of GRS’s contracts have terminated. Accordingly, derivatives market risks from the GRS portfolio declined substantially. While GRS may incur losses to unwind its remaining positions, market risks in the portfolio of derivatives at December 31, 2004 have declined significantly and as of December 31, 2004 management believes that market risks are no longer significant. However, credit risks from the potential inability of counterparties to settle amounts due to GRS remains. Management monitors counterparty credit constantly and contracts may require such exposures to be collateralized. Uncollateralized credit exposure as of December 31, 2004 totaled $2.0 billion. No significant credit losses have occurred to date.

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

Management’s Report on Internal Control Over Financial Reporting

Management of Berkshire Hathaway Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears below.

Berkshire Hathaway Inc.
March 2, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Berkshire Hathaway Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Berkshire Hathaway Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated March 3, 2005 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

Omaha, Nebraska
March 3, 2005

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Berkshire Hathaway Inc.

We have audited the accompanying consolidated balance sheets of Berkshire Hathaway Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of earnings, cash flows and changes in shareholders’ equity and comprehensive income for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Berkshire Hathaway Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP
Omaha, Nebraska
March 3, 2005

BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(dollars in millions except per share amounts)

	December 31,
	2004	2003
ASSETS
Insurance and Other:
Cash and cash equivalents	$40,020	$31,262
Investments:
Fixed maturity securities	22,846	26,116
Equity securities	37,717	35,287
Other	2,346	2,924
Receivables	11,291	12,314
Inventories	3,842	3,656
Property, plant and equipment	6,516	6,260
Goodwill of acquired businesses	23,012	22,948
Deferred charges reinsurance assumed	2,727	3,087
Other	4,508	4,468

	154,825	148,322

Investments in MidAmerican Energy Holdings Company	3,967	3,899

Finance and Financial Products:
Cash and cash equivalents	3,407	4,695
Investments in fixed maturity securities	8,459	9,803
Trading account assets	4,234	4,519
Funds provided as collateral	1,649	1,065
Loans and finance receivables	9,175	4,951
Other	3,158	3,305

	30,082	28,338

	$188,874	$180,559

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Losses and loss adjustment expenses	$45,219	$45,393
Unearned premiums	6,283	6,308
Life and health insurance benefits	3,154	2,872
Other policyholder liabilities	3,955	3,635
Accounts payable, accruals and other liabilities	7,500	6,871
Income taxes, principally deferred	12,247	10,994
Notes payable and other borrowings	3,450	4,182

	81,808	80,255

Finance and Financial Products:
Securities sold under agreements to repurchase	5,773	7,931
Trading account liabilities	4,794	5,445
Funds held as collateral	1,619	1,121
Notes payable and other borrowings	5,387	4,937
Other	2,835	2,529

	20,408	21,963

Total liabilities	102,216	102,218

Minority shareholders’ interests	758	745

Shareholders’ equity:
Common stock - Class A, $5 par value and Class B, $0.1667 par value	8	8
Capital in excess of par value	26,268	26,151
Accumulated other comprehensive income	20,435	19,556
Retained earnings	39,189	31,881

Total shareholders’ equity	85,900	77,596

	$188,874	$180,559

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in millions except per share amounts)

	Year Ended December 31,
	2004	2003	2002
Revenues:
Insurance and Other:
Insurance premiums earned	$21,085	$21,493	$19,182
Sales and service revenues	43,222	32,098	16,958
Interest, dividend and other investment income	2,816	3,098	2,943
Investment gains	1,746	2,914	340

	68,869	59,603	39,423

Finance and Financial Products:
Interest income	1,202	1,093	1,497
Investment gains	1,750	1,215	578
Other	2,561	1,948	737

	5,513	4,256	2,812

	74,382	63,859	42,235

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	14,823	14,927	15,256
Insurance underwriting expenses	4,711	4,848	4,324
Cost of sales and services	35,882	25,737	11,971
Selling, general and administrative expenses	4,989	4,228	3,033
Interest expense	137	153	192

	60,542	49,893	34,776

Finance and Financial Products:
Interest expense	584	319	533
Other	2,557	2,056	926

	3,141	2,375	1,459

	63,683	52,268	36,235

Earnings before income taxes and equity in earnings of MidAmerican Energy Holdings Company	10,699	11,591	6,000
Equity in earnings of MidAmerican Energy Holdings Company	237	429	359

Earnings before income taxes and minority interests	10,936	12,020	6,359
Income taxes	3,569	3,805	2,059
Minority shareholders’ interests	59	64	14

Net earnings	$7,308	$8,151	$4,286

Average common shares outstanding *	1,537,716	1,535,405	1,533,294

Net earnings per common share *	$4,753	$5,309	$2,795

*	Average shares outstanding include average Class A common shares and average Class B common shares determined on an equivalent Class A common stock basis. Net earnings per common share shown above represents net earnings per equivalent Class A common share. Net earnings per Class B common share is equal to one-thirtieth (1/30) of such amount or $158 per share for 2004, $177 per share for 2003 and $93 per share for 2002.

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net earnings	$7,308	$8,151	$4,286
Adjustments to reconcile net earnings to operating cash flows:
Investment gains, securities and other investments	(1,636)	(3,304)	(621)
Depreciation	911	829	679
Changes in operating assets and liabilities before business acquisitions:
Losses and loss adjustment expenses	(383)	397	3,209
Deferred charges reinsurance assumed	360	292	(147)
Unearned premiums	(52)	(585)	1,880
Receivables and certain originated loans	102	1,714	(896)
Trading account assets and liabilities	(367)	530	2,191
Collateral held and provided	(86)	(273)	218
Annuity liabilities	131	730	(24)
Income taxes	860	505	195
Other assets and liabilities	257	(548)	165

Net cash flows from operating activities	7,405	8,438	11,135

Cash flows from investing activities:
Purchases of securities with fixed maturities	(5,924)	(9,924)	(16,288)
Purchases of equity securities	(2,032)	(1,842)	(1,756)
Proceeds from sales of securities with fixed maturities	4,560	17,165	9,108
Proceeds from redemptions and maturities of securities with fixed maturities	5,637	9,847	6,740
Proceeds from sales of equity securities	2,610	3,159	1,340
Finance loans and other investments purchased	(6,314)	(2,641)	(2,281)
Principal collections on finance loans and other investments	2,736	4,140	5,226
Acquisitions of businesses, net of cash acquired	(414)	(3,213)	(2,620)
Additions of property, plant and equipment	(1,201)	(1,002)	(928)
Other	563	243	148

Net cash flows from investing activities	221	15,932	(1,311)

Cash flows from financing activities:
Proceeds from borrowings of finance businesses	1,668	2,479	211
Proceeds from other borrowings	339	822	1,472
Repayments of borrowings of finance businesses	(1,267)	(2,260)	(3,802)
Repayments of other borrowings	(674)	(783)	(774)
Changes in short term borrowings of finance businesses	13	(63)	(1,207)
Changes in other short term borrowings	(401)	(642)	380
Other	166	(714)	146

Net cash flows from financing activities	(156)	(1,161)	(3,574)

Increase in cash and cash equivalents	7,470	23,209	6,250
Cash and cash equivalents at beginning of year	35,957	12,748	6,498

Cash and cash equivalents at end of year *	$43,427	$35,957	$12,748

* Cash and cash equivalents at end of year are comprised of the following:
Insurance and Other	$40,020	$31,262	$10,283
Finance and Financial Products	3,407	4,695	2,465

	$43,427	$35,957	$12,748

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(dollars in millions)

	Year Ended December 31,
	2004	2003	2002
Class A & B Common Stock
Balance at beginning and end of year	$8	$8	$8

Capital in Excess of Par Value
Balance at beginning of year	$26,151	$26,028	$25,607
Common stock issued in connection with business acquisitions	—	—	324
Exercise of stock options issued in connection with business acquisitions and SQUARZ warrant premiums	117	123	97

Balance at end of year	$26,268	$26,151	$26,028

Retained Earnings
Balance at beginning of year	$31,881	$23,730	$19,444
Net earnings	7,308	8,151	4,286

Balance at end of year	$39,189	$31,881	$23,730

Accumulated Other Comprehensive Income
Unrealized appreciation of investments	$2,599	$10,842	$2,860
Applicable income taxes	(905)	(3,802)	(1,029)
Reclassification adjustment for appreciation included in net earnings	(1,569)	(2,922)	(638)
Applicable income taxes	549	1,023	223
Foreign currency translation adjustments	140	267	272
Applicable income taxes	134	(127)	(65)
Minimum pension liability adjustment	(38)	1	(279)
Applicable income taxes	3	(3)	29
Other	(34)	6	7

Other comprehensive income	879	5,285	1,380
Accumulated other comprehensive income at beginning of year	19,556	14,271	12,891

Accumulated other comprehensive income at end of year	$20,435	$19,556	$14,271

Comprehensive Income
Net earnings	$7,308	$8,151	$4,286
Other comprehensive income	879	5,285	1,380

Total comprehensive income	$8,187	$13,436	$5,666

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

(1)	Significant accounting policies and practices

(a)	Nature of operations and basis of consolidation

Berkshire Hathaway Inc. (“Berkshire” or “Company”) is a holding company owning subsidiaries engaged in a number of diverse business activities. The most important of these are property and casualty insurance businesses conducted on both a primary and reinsurance basis. Further information regarding these businesses and Berkshire’s other reportable business segments is contained in Note 21. Berkshire consummated a number of business acquisitions over the past three years which are discussed in Note 2.

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

Intercompany accounts and transactions have been eliminated. Certain amounts in 2003 and 2002 have been reclassified to conform with the current year presentation.

(b)	Use of estimates in preparation of financial statements

The preparation of the Consolidated Financial Statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. In particular, estimates of unpaid losses and loss adjustment expenses and related recoverables under reinsurance for property and casualty insurance are subject to considerable estimation error due to the inherent uncertainty in projecting ultimate claim amounts that will be reported and settled over a period of many years. In addition, estimates and assumptions associated with the amortization of deferred charges reinsurance assumed, the determination of fair value of certain invested assets and related impairments, and the determination of goodwill impairments require considerable judgment by management. Actual results may differ from the estimates and assumptions used in preparing the Consolidated Financial Statements.

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

Investment gains and losses arise when investments are sold (as determined on a specific identification basis) or are other-than-temporarily impaired and are included in the Consolidated Statements of Earnings. If in management’s judgment, a decline in the value of an investment below cost is other-than-temporary, the cost of the investment is written down to fair value with a corresponding charge to earnings. Factors considered in determining whether an impairment exists include: the financial condition, business prospects and creditworthiness of the issuer, the length of time that the asset’s fair value has been less than cost, and Berkshire’s ability and intent to hold such investment until the fair value recovers.

Notes to Consolidated Financial Statements (Continued)

(1) Significant accounting policies and practices (Continued)

(d)	Investments (Continued)

Berkshire utilizes the equity method of accounting with respect to investments where it exercises significant influence, but not control, over the policies of the investee. A voting interest of at least 20% and no greater than 50% is normally a prerequisite for utilizing the equity method. However Berkshire may apply the equity method with less than 20% voting interests based upon the facts and circumstances including representation on the Board of Directors, contractual veto or approval rights, participation in policy making processes and the existence or absence of other significant owners. Berkshire applies the equity method to investments in common stock and other investments when such other investments possess substantially identical subordinated interests to common stock.

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

(f)	Derivatives

Derivative instruments include interest rate, currency and credit swaps and options, interest rate caps and floors and futures and forward contracts.

Berkshire carries derivative contracts at estimated fair value. Derivatives are classified as trading account assets or trading account liabilities in the accompanying Consolidated Balance Sheets and reflect reductions permitted under master netting agreements with counterparties. The fair values of these instruments represent the present value of expected future cash flows under the contracts, which are a function of underlying interest rates, currency rates, security values, related volatility, the creditworthiness of counterparties and duration of the contracts. Future changes in these factors or a combination thereof may affect the fair value of these instruments. With minor exception, derivative contracts are not designated as hedges for accounting purposes. Changes in the fair value of such contracts are included in the Consolidated Statements of Earnings.

Cash collateral received from or paid to counterparties to secure trading account assets or liabilities is included in liabilities or assets of finance and financial products businesses in the Consolidated Balance Sheets. Securities received from counterparties as collateral are not recorded as assets and securities delivered to counterparties as collateral continue to be reflected as assets in the Consolidated Balance Sheets.

(g)	Securities sold under agreements to repurchase

Securities sold under agreements to repurchase are accounted for as collateralized borrowings and are recorded at the contractual repurchase amounts.

(h)	Inventories

Inventories are stated at the lower of cost or market. Cost with respect to manufactured goods includes raw materials, direct and indirect labor and factory overhead. As of December 31, 2004, approximately 61% of the total inventory cost was determined using the last-in-first-out (“LIFO”) method, 29% using the first-in-first-out (“FIFO”) method, with the remainder using the specific identification method. With respect to inventories carried at LIFO cost, the aggregate difference in value between LIFO cost and cost determined under FIFO methods was $115 million and $23 million as of December 31, 2004 and December 31, 2003, respectively.

(1) Significant accounting policies and practices (Continued)

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

Insurance premiums for prospective property/casualty insurance and reinsurance and health reinsurance policies are earned in proportion to the level of insurance protection provided. In most cases, premiums are recognized as revenues ratably over the term of the contract with unearned premiums computed on a monthly or daily pro rata basis. Premium adjustments on contracts and audit premiums are based on estimates made over the contract period. Premiums for retroactive reinsurance policies are earned at the inception of the contracts. Premiums for life reinsurance contracts are earned when due. Premiums earned are stated net of amounts ceded to reinsurers. Premiums are estimated with respect to certain reinsurance contracts where premiums are based upon reports from ceding companies that are contractually reported after the balance sheet date.

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

The estimated liabilities of workers’ compensation claims assumed under reinsurance contracts are carried in the Consolidated Balance Sheets at discounted amounts. Discounted amounts are based upon an annual discount rate of 4.5% for claims arising prior to 2003 and 1% for claims arising after 2002. The lower rate for post-2002 claims reflects the lower interest rate environment prevailing in the United States. The discount rates are the same rates used under statutory accounting principles. The periodic discount accretion is included in the Consolidated Statements of Earnings as a component of losses and loss adjustment expenses.

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

Notes to Consolidated Financial Statements (Continued)

(1) Significant accounting policies and practices (Continued)

(m)	Deferred charges reinsurance assumed (Continued)

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

Certain costs of acquiring insurance premiums are deferred, subject to ultimate recoverability, and charged to income as the premiums are earned. Acquisition costs consist of commissions, premium taxes, advertising and other underwriting costs. The recoverability of premium acquisition costs, generally, reflects anticipation of investment income. The unamortized balances of deferred premium acquisition costs are included in other assets and were $1,371 million and $1,278 million at December 31, 2004 and 2003, respectively.

(p)	Foreign currency

The accounts of foreign-based subsidiaries are measured in most instances using the local currency as the functional currency. Revenues and expenses of these businesses are translated into U.S. dollars at the average exchange rate for the period. Assets and liabilities are translated at the exchange rate as of the end of the reporting period. Gains or losses from translating the financial statements of foreign-based operations are included in shareholders’ equity as a component of accumulated other comprehensive income. Unrealized gains or losses associated with available-for-sale securities are included as a component of other comprehensive income. Gains and losses arising from other transactions denominated in a foreign currency are included in the Consolidated Statements of Earnings.

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

(r)	Accounting pronouncements to be adopted in 2005

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3 (“Accounting for Certain Loans or Debt Securities Acquired in a Transfer”) (“SOP 03-3”), which specifies the accounting and disclosure requirements for loans or debt securities purchased in a transfer where it is probable that the investor will be unable to collect all contractually required amounts due as a result of deteriorated credit quality of the issuer. SOP 03-3 also addresses post-acquisition income recognition with respect to such loans and debt securities. SOP 03-3 is effective for loans or debt securities acquired in years beginning after December 15, 2004. For loans acquired in years beginning before December 15, 2004, the provisions of SOP 03-3 related to changes in expected cash flows are to be applied prospectively. The adoption of SOP 03-3 is not expected to have a material effect on Berkshire’s financial statements.

In March 2004 the Emerging Issues Task Force (“EITF”) ratified additional provisions of Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The provisions of EITF 03-01 ratified in March 2004: (a) define impairments of debt and equity securities accounted for under SFAS 115, (b) provide criteria to be used by management in judging whether or not impairments are other-than-temporary, and (c) provide guidance on determining the amount of an impairment loss. These additional provisions were originally scheduled to be applied prospectively beginning July 1, 2004. Subsequently, the effective date for applying items (b) and (c) above was postponed in order to consider implementation issues. The postponed provisions are expected to become effective during 2005. The adoption of the additional provisions of EITF 03-01 is not expected to have a material effect on Berkshire’s financial statements.

(1) Significant accounting policies and practices (Continued)

(r)	Accounting pronouncements to be adopted in 2005 (Continued)

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs an amendment of ARB No. 43, Chapter 4.” SFAS 151 discusses the general principles applicable to the pricing of inventory. This Statement amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material effect on Berkshire’s financial statements.

(2) Significant business acquisitions

     Berkshire’s long-held acquisition strategy is to purchase businesses with consistent earning power, good returns on equity, able and honest management and at sensible prices. Businesses with these characteristics typically have market values that exceed net asset value, thus producing goodwill for accounting purposes. During 2003 and 2002, Berkshire acquired several businesses which are described in the following paragraphs.

     On May 23, 2003, Berkshire acquired McLane Company, Inc. (“McLane”), from Wal-Mart Stores, Inc. for cash consideration of approximately $1.5 billion. McLane is one of the nation’s largest wholesale distributors of groceries and nonfood items to convenience stores, wholesale clubs, mass merchandisers, quick service restaurants, theaters and others.

     On August 7, 2003, Berkshire acquired all the outstanding common stock of Clayton Homes, Inc. (“Clayton”) for cash consideration of approximately $1.7 billion in the aggregate. Clayton is a vertically integrated manufactured housing company which at the time of the acquisition had 20 manufacturing plants, 306 company owned stores, 535 independent retailers, 89 manufactured housing communities and financial services operations that provide mortgage services and insurance protection.

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

     The results of operations for each of the entities acquired are included in Berkshire’s consolidated results of operations from the effective date of each acquisition. The following table sets forth certain unaudited consolidated earnings data for 2003, as if each of the acquisitions discussed above were consummated on the same terms at the beginning of each year. Dollars are in millions, except per share amounts.

2003
Total revenues	$72,945
Net earnings	8,203
Earnings per equivalent Class A common share	5,343

Notes to Consolidated Financial Statements (Continued)

(3) Investments in MidAmerican Energy Holdings Company

     On March 14, 2000, Berkshire acquired 900,942 shares of common stock and 34,563,395 shares of convertible preferred stock of MidAmerican Energy Holdings Company (“MidAmerican”) for $35.05 per share, or approximately $1.24 billion in the aggregate. During March 2002, Berkshire acquired 6,700,000 additional shares of the convertible preferred stock for $402 million. Such investments currently give Berkshire about a 9.9% voting interest and an 83.7% economic interest in the equity of MidAmerican (80.5% on a diluted basis). As of December 31, 2004, Berkshire and certain of its subsidiaries also owned $1,478 million of MidAmerican’s 11% non-transferable trust preferred securities. Walter Scott, Jr., a member of Berkshire’s Board of Directors, controls approximately 88% of the voting interest in MidAmerican. While the convertible preferred stock does not vote generally with the common stock in the election of directors, it does give Berkshire the right to elect 20% of MidAmerican’s Board of Directors. The convertible preferred stock is convertible into common stock only upon the occurrence of specified events, including modification or elimination of the Public Utility Holding Company Act of 1935 so that holding company registration would not be triggered by conversion. Additionally, the prior approval of the holders of convertible preferred stock is required for certain fundamental transactions by MidAmerican. Such transactions include, among others: a) significant asset sales or dispositions; b) merger transactions; c) significant business acquisitions or capital expenditures; d) issuances or repurchases of equity securities; and e) the removal or appointment of the Chief Executive Officer. Through the investments in common and convertible preferred stock of MidAmerican, Berkshire has the ability to exercise significant influence on the operations of MidAmerican.

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

     Berkshire’s equity in earnings from MidAmerican includes Berkshire’s proportionate share (83.7% in 2004) of MidAmerican’s undistributed net earnings reduced by deferred taxes on such undistributed earnings in accordance with SFAS 109, reflecting Berkshire’s expectation that such deferred taxes will be payable as a consequence of dividends from MidAmerican. However, no dividends from MidAmerican are likely for some time. It is possible that when, and if, a dividend is paid MidAmerican will then be eligible for inclusion in Berkshire’s consolidated tax return and a tax on the dividend would not be due. Berkshire’s share of MidAmerican’s interest expense (after-tax) on Berkshire’s investments in MidAmerican’s trust preferred (debt) securities has been eliminated.

     Through its subsidiaries, MidAmerican owns a combined electric and natural gas utility company in the United States, two natural gas pipeline companies in the United States, two electricity distribution companies in the United Kingdom, a diversified portfolio of domestic and international electric power projects and the second largest residential real estate brokerage firm in the United States.

     MidAmerican, through its subsidiaries, owns the rights to proprietary processes for the extraction of zinc, manganese, silica, and other elements in the geothermal brine and fluids utilized in energy production at certain geothermal energy generation facilities. Mineral extraction facilities were installed near the energy generation sites (“the Project”). During 2004, MidAmerican’s management assessed the long-term economic viability of the Project in light of current cash flow and operating losses and continuing efforts to increase production. MidAmerican’s management evaluated estimates of projected cash flows for the Project, including the expected impact of planned improvements to the mineral extraction processes and also began exploring other operating alternatives, such as establishing strategic partnerships.

     On September 10, 2004, MidAmerican’s management decided to cease operations of the Project, effective immediately. Consequently, it was concluded that a non-cash impairment charge of approximately $340 million, after tax, was required to write-off the Project, the rights to quantities of extractable minerals, and the allocated goodwill to estimated net fair value. MidAmerican incurred net after-tax losses attributed to the Project of $28 million in 2004, $27 million in 2003 and $17 million in 2002. MidAmerican expects to receive approximately $55 million in future tax benefits. Berkshire’s share of the non-cash impairment charge was $255 million after tax, and is included in equity in earnings of MidAmerican Energy Holdings Company.

(3) Investments in MidAmerican Energy Holdings Company (Continued)

     Condensed consolidated balance sheets of MidAmerican are as follows (in millions).

	December 31,	December 31,
	2004	2003
Assets:
Properties, plants, and equipment, net	$11,607	$11,181
Goodwill	4,307	4,306
Other assets	3,990	3,658

	$19,904	$19,145

Liabilities and shareholders’ equity:
Debt, except debt owed to Berkshire	$10,528	10,296
Debt owed to Berkshire	1,478	1,578
Other liabilities and minority interests	4,927	4,500

	16,933	16,374
Shareholders’ equity	2,971	2,771

	$19,904	$19,145

     Condensed consolidated statements of earnings of MidAmerican for each of the three years in the period ending December 31, 2004 are as follows. Amounts are in millions.

	2004	2003	2002
Operating revenue and other income	$6,727	$6,143	$4,903

Costs and expenses:
Cost of sales and operating expenses	4,390	3,913	3,092
Depreciation and amortization	638	603	530
Interest expense – debt held by Berkshire	170	184	118
Other interest expense	713	716	640

	5,911	5,416	4,380

Earnings before taxes	816	727	523
Income taxes and minority interests	278	284	126

Earnings from continuing operations	538	443	397
Loss on discontinued operations	(368)	(27)	(17)

Net earnings	$170	$416	$380

(4) Loans and receivables

     Loans and receivables of insurance and other businesses are comprised of the following (in millions).

	December 31,	December 31,
	2004	2003
Insurance premiums receivable	$3,968	$5,183
Reinsurance recoverables	2,556	2,781
Trade and other receivables	5,225	4,791
Allowances for uncollectible accounts	(458)	(441)

	$11,291	$12,314

     Loans and finance receivables of finance and financial products businesses are comprised of the following (in millions).

	December 31,	December 31,
	2004	2003
Consumer installment loans and finance receivables	$7,740	$2,794
Commercial loans and finance receivables	1,496	2,205
Allowances for uncollectible loans	(61)	(48)

	$9,175	$4,951

Notes to Consolidated Financial Statements (Continued)

(5) Investments in fixed maturity securities

     Investments in securities with fixed maturities as of December 31, 2004 and 2003 are shown below (in millions).

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses(a)	Value
December 31, 2004
Insurance and other:
Obligations of U.S. Treasury, U.S. government corporations and agencies	$1,576	$25	$(11)	$1,590
Obligations of states, municipalities and political subdivisions	3,569	156	—	3,725
Obligations of foreign governments	6,996	101	(10)	7,087
Corporate bonds and redeemable preferred stock	6,541	1,898	(6)	8,433
Mortgage-backed securities	1,918	95	(2)	2,011

	$20,600	$2,275	$(29)	$22,846

Finance and financial products, available-for-sale:
Obligations of U.S. Treasury, U.S. government corporations and agencies	$3,682	$518	$—	$4,200
Corporate bonds	433	80	(1)	512
Mortgage-backed securities	2,200	103	—	2,303

	$6,315	$701	$(1)	$7,015

Mortgage-backed securities, held-to-maturity	$1,424	$190	$—	$1,614

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2003
Insurance and other:
Obligations of U.S. Treasury, U.S. government corporations and agencies	$2,019	$95	$(5)	$2,109
Obligations of states, municipalities and political subdivisions	4,659	241	—	4,900
Obligations of foreign governments	4,986	80	(26)	5,040
Corporate bonds and redeemable preferred stocks	8,677	2,472	(23)	11,126
Mortgage-backed securities	2,802	145	(6)	2,941

	$23,143	$3,033	$(60)	$26,116

Finance and financial products, available-for-sale:
Obligations of U.S. Treasury, U.S. government corporations and agencies	$3,733	$320	$—	$4,053
Corporate bonds	704	79	—	783
Mortgage-backed securities	4,076	180	—	4,256

	$8,513	$579	$—	$9,092

Mortgage-backed securities, held-to-maturity	$563	$105	$—	$668

(a)	Primarily relates to securities whose amortized cost has exceeded fair value for less than twelve months.

     Shown below are the amortized cost and estimated fair values of securities with fixed maturities at December 31, 2004, by contractual maturity dates. Actual maturities will differ from contractual maturities because issuers of certain of the securities retain early call or prepayment rights. Amounts are in millions.

	Amortized	Fair
	Cost	Value
Due in 2005	$4,657	$4,803
Due 2006 – 2009	8,210	8,718
Due 2010 – 2014	6,606	7,818
Due after 2014	3,324	4,208

	22,797	25,547
Mortgage-backed securities	5,542	5,928

	$28,339	$31,475

(6) Investments in equity securities

     Data with respect to investments in equity securities are shown below. Amounts are in millions.

		Unrealized	Fair
	Cost	Gains(3)	Value
December 31, 2004
Common stock of:
American Express Company(1)	$1,470	$7,076	$8,546
The Coca-Cola Company	1,299	7,029	8,328
The Gillette Company(2)	600	3,699	4,299
Wells Fargo & Company	463	3,045	3,508
Other	5,505	7,531	13,036

	$9,337	$28,380	$37,717

December 31, 2003
Common stock of:
American Express Company(1)	$1,470	$5,842	$7,312
The Coca-Cola Company	1,299	8,851	10,150
The Gillette Company(2)	600	2,926	3,526
Wells Fargo & Company	463	2,861	3,324
Other	4,683	6,292	10,975

	$8,515	$26,772	$35,287

(1)	Common shares of American Express Company (“AXP”) owned by Berkshire and its subsidiaries possessed approximately 12% of the voting rights of all AXP shares outstanding at December 31, 2004. The shares are held subject to various agreements which, generally, prohibit Berkshire from (i) unilaterally seeking representation on the Board of Directors of AXP and (ii) possessing 17% or more of the aggregate voting securities of AXP. Berkshire has entered into an agreement with AXP which will remain effective so long as Berkshire owns 5% or more of AXP’s voting securities. The agreement obligates Berkshire, so long as Kenneth Chenault is chief executive officer of AXP, to vote its shares in accordance with the recommendations of AXP’s Board of Directors. Additionally, subject to certain exceptions, Berkshire has agreed not to sell AXP common shares to any person who owns 5% or more of AXP voting securities or seeks to control AXP, without the consent of AXP.

(2)	On January 28, 2005, The Proctor and Gamble Company (“PG”) announced it had signed an agreement to acquire 100% of The Gillette Company (“Gillette”). Under the terms of the agreement, PG has agreed to issue 0.975 shares of its common stock for each outstanding share of Gillette common stock. The transaction which is subject to certain conditions is expected to close in the second half of 2005. Based upon recent trading prices of PG common stock and the number of Gillette shares owned at December 31, 2004, Berkshire anticipates that it will recognize a pre-tax investment gain of approximately $4.4 billion when the transaction closes.

(3)	Net of unrealized losses of $65 million as of December 31, 2003. There were no unrealized losses at December 31, 2004.

(7) Investment gains (losses)

     Investment gains (losses) are summarized below (in millions).

	2004	2003	2002
Fixed maturity securities —
Gross gains from sales and other disposals	$883	$2,559	$927
Gross losses from sales and other disposals	(63)	(31)	(8)
Equity securities —
Gross gains from sales	769	850	392
Gross losses from sales	(1)	(167)	(66)
Losses from other-than-temporary impairments	(19)	(289)	(607)
Foreign currency forward contracts	1,839	825	297
Life settlement contracts	(207)	—	—
Other investments	295	382	(17)

	$3,496	$4,129	$918

     Net gains are reflected in the Consolidated Statements of Earnings as follows.

Insurance and other	$1,746	$2,914	$340
Finance and financial products	1,750	1,215	578

	$3,496	$4,129	$918

Notes to Consolidated Financial Statements (Continued)

(8) Goodwill of acquired businesses

     Effective January 1, 2002, Berkshire adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets.” SFAS 142 changed the accounting for goodwill from a model that required amortization of goodwill, supplemented by impairment tests, to an accounting model that is based solely upon impairment tests. Thus, Berkshire’s Consolidated Statements of Earnings for 2004, 2003 and 2002 include no periodic amortization of goodwill. A reconciliation of the change in the carrying value of goodwill for 2004 and 2003 is as follows (in millions).

	2004	2003
Balance at beginning of year	$22,948	$22,298
Acquisitions of businesses and other	64	650

Balance at end of year	$23,012	$22,948

(9) Inventories

     Inventories are comprised of the following (in millions):

	December 31,	December 31,
	2004	2003
Raw materials	$527	$472
Work in progress and other	256	215
Finished manufactured goods	1,201	1,175
Goods acquired for resale	1,858	1,794

	$3,842	$3,656

(10) Property, plant and equipment

     Property, plant and equipment is comprised of the following (in millions):

	December 31,	December 31,
	2004	2003
Land	$312	$291
Buildings and improvements	2,525	2,317
Machinery and equipment	5,763	5,212
Furniture, fixtures and other	1,332	1,259

	9,932	9,079
Accumulated depreciation	(3,416)	(2,819)

	$6,516	$6,260

(11) Derivatives

     A summary of the fair value and gross notional value of open derivatives contracts follows. Amounts are in millions.

	December 31, 2004			December 31, 2003
	Trading	Trading	Notional	Trading	Trading	Notional
	Assets	Liabilities	Value	Assets	Liabilities	Value
Foreign currency forwards	$1,767	$6	21,445	$635	$6	11,347
Interest rate and foreign currency swaps	6,043	7,651	153,185	11,426	11,623	333,842
Equity options written and purchased	69	380	4,626	185	396	3,940
Foreign currency options written and purchased	343	352	6,083	435	813	9,359
Interest rate options written and purchased	500	893	28,961	2,024	2,793	92,912

	8,722	9,282		14,705	15,631
Adjustment for counterparty netting	(4,488)	(4,488)		(10,186)	(10,186)

Trading account assets and liabilities	$4,234	$4,794		$4,519	$5,445

     Berkshire utilizes derivatives in order to manage economic risks of its businesses as well as to assume specified amounts of market or credit risk from others. Beginning in 2002, Berkshire began to enter into foreign currency forward

(11) Derivatives (Continued)

contracts with the objective of partially hedging corporate-wide adverse risk from the decline in the value of the U.S. Dollar. In addition, Berkshire, through its subsidiary General Re Securities (“GRS”) operates as a dealer in various types of derivative instruments, such as swaps, forwards, futures and options, which are used by clients to manage economic risks arising from interest rate, foreign exchange rate, or market price movements. In January 2002, GRS commenced a long-term run-off of its operations. The run-off is expected to occur over a number of years during which GRS will limit its new business and will unwind its existing asset and liability positions in an orderly manner. General Re Corporation, the parent of GRS, has guaranteed the obligations of GRS.

     Derivative instruments involve, to varying degrees, elements of market, credit, and liquidity risks. Market risks may be controlled by taking offsetting positions in either cash instruments or other derivatives. Exposures are managed on a portfolio basis and monitored continuously.

     Master netting agreements are utilized to manage counterparty credit risk, where gains and losses are netted across all contracts with that counterparty. In addition, counterparty credit limits are established, and credit exposures are monitored in accordance with these limits. In addition, Berkshire may receive cash or investment grade securities from counterparties as collateral and, where appropriate, may purchase credit insurance or enter into other transactions to mitigate exposure if balances exceed specified levels or if credit ratings of counterparties are downgraded below specified levels. Berkshire may incorporate contractual provisions that allow the unwinding of transactions under adverse conditions. Likewise, Berkshire may be required to post cash or securities as collateral with counterparties under similar circumstances. At December 31, 2004, Berkshire held collateral with a fair value of $2,091 million, including cash of $1,619 million to secure trading account assets. At December 31, 2004, Berkshire posted collateral with a fair value of approximately $1,681 million (which includes $1,166 million in cash) with counterparties as security on trading account liabilities. Contractual terms with counterparties often require additional collateral to be posted immediately in the event of a decline in the financial rating of the counterparty or its guarantor.

     Assuming non-performance by all counterparties on all contracts potentially subject to a loss, the maximum potential loss, based on the cost of replacement, net of collateral held, at market rates prevailing at December 31, 2004 approximated $2,226 million. The following table presents derivatives portfolios by counterparty credit quality and maturity at December 31, 2004. The amounts shown under gross exposure in the table are before consideration of netting arrangements and collateral held by Berkshire affiliates. Net fair value shown in the table represents contracts in gain positions, net of any loss owed to these counterparties on offsetting positions. Net exposure shown in the table that follows is net fair value less collateral held. Amounts are in millions.

	Gross Exposure
	0 – 5	6 – 10	Over 10		Net Fair	Net	Percentage
Credit quality	(years)			Total	Value	Exposure	of Total
AA and AAA	$3,433	$1,070	$1,544	$6,047	$2,761	$1,636	73%
A	1,672	359	515	2,546	1,360	486	22
BBB and below	68	49	12	129	113	104	5

Total	$5,173	$1,478	$2,071	$8,722	$4,234	$2,226	100%

(12) Unpaid losses and loss adjustment expenses

     The balances of unpaid losses and loss adjustment expenses are based upon estimates of the ultimate claim costs associated with property and casualty claim occurrences as of the balance sheet dates including estimates for incurred but not reported (“IBNR”) claims. Considerable judgment is required to evaluate claims and establish estimated claim liabilities, particularly with respect to certain casualty or liability claims, which are typically reported over long periods of time and subject to changing legal and litigation trends. This delay in claim reporting is exacerbated in reinsurance of liability or casualty claims as claim reporting by ceding companies is further delayed by contract terms.

Notes to Consolidated Financial Statements (Continued)

(12) Unpaid losses and loss adjustment expenses (Continued)

     Supplemental data with respect to unpaid losses and loss adjustment expenses of property/casualty insurance subsidiaries is as follows (in millions).

	2004	2003	2002
Unpaid losses and loss adjustment expenses:
Gross liabilities at beginning of year	$45,393	$43,771	$40,562
Ceded losses and deferred charges at beginning of year	(5,684)	(6,002)	(6,189)

Net balance at beginning of year	39,709	37,769	34,373

Incurred losses recorded during the year:
Current accident year	13,043	13,135	12,206
All prior accident years	419	480	1,540

Total incurred losses	13,462	13,615	13,746

Payments during the year with respect to:
Current accident year	(4,746)	(4,493)	(4,042)
All prior accident years	(8,828)	(8,092)	(6,653)

Total payments	(13,574)	(12,585)	(10,695)

Unpaid losses and loss adjustment expenses:
Net balance at end of year	39,597	38,799	37,424
Ceded losses and deferred charges at end of year	5,132	5,684	6,002
Foreign currency translation adjustment	490	910	345

Gross liabilities at end of year	$45,219	$45,393	$43,771

     Prior accident years losses incurred in 2004 include amortization of deferred charges related to retroactive reinsurance contracts incepting prior to January 1, 2004. Amortization charges included in prior accident years losses were $451 million in 2004, $432 million in 2003 and $430 million in 2002.

     Certain workers’ compensation reserves are discounted. Net discounted liabilities at December 31, 2004 and 2003 were $2,280 million and $2,211 million, respectively, and are net of discounts totaling $2,611 million and $2,435 million. Periodic accretions of these discounts are also a component of prior years losses incurred. The accretion of discounted liabilities was approximately $87 million in 2004, $85 million in 2003 and $81 million in 2002.

     Incurred losses “all prior accident years” also reflects the amount of estimation error charged or credited to earnings in each year with respect to the liabilities established as of the beginning of that year. In both 2004 and 2003, Berkshire reduced the beginning of the year loss and loss adjustment expense liability by $119 million and $37 million respectively. In 2002, Berkshire recorded a loss of $1,029 million related to prior years loss occurrences. The most significant component of losses from prior years occurrences in 2002 was reserve increases with respect to General Re’s North American and international property/casualty reinsurance businesses.

     Berkshire’s insurance subsidiaries are exposed to environmental, asbestos and other latent injury claims arising from insurance and reinsurance contracts. Loss reserve estimates for environmental and asbestos exposures include case basis reserves, which also reflect reserves for legal and other loss adjustment expenses and IBNR reserves. IBNR reserves are determined based upon Berkshire’s historic general liability exposure base and policy language, previous environmental loss experience and the assessment of current trends of environmental law, environmental cleanup costs, asbestos liability law and judgmental settlements of asbestos liabilities.

     The liabilities for environmental, asbestos, and latent injury claims and claims expenses net of reinsurance recoverables were approximately $5.6 billion at December 31, 2004 and $5.5 billion at December 31, 2003. These liabilities include $4.2 billion at December 31, 2004 and $4.4 billion at December 31, 2003, of liabilities assumed under retroactive reinsurance contracts written by the Berkshire Hathaway Reinsurance Group. Claim liabilities arising from the retroactive contracts are subject to aggregate policy limits. Thus, Berkshire’s exposure to environmental and latent injury claims under these contracts is, likewise, limited. Claims paid or reserved under these contracts, which may also cover losses unrelated to these exposures, were approximately 85% of aggregate policy limits as of the end of 2004.

(12) Unpaid losses and loss adjustment expenses (Continued)

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

(13) Notes payable and other borrowings

     Notes payable and other borrowings of Berkshire and its subsidiaries are summarized below. Amounts are in millions.

	December 31,	December 31,
	2004	2003
Insurance and other:
Issued by Berkshire:
SQUARZ notes due 2007	$400	$400
Investment Agreements due 2012-2033	406	632
Issued by subsidiaries and guaranteed by Berkshire:
Commercial paper and other short-term borrowings	1,139	1,527
Other debt due 2006-2035	315	315
Issued by subsidiaries and not guaranteed by Berkshire due 2005-2041	1,190	1,308

	$3,450	$4,182

Finance and financial products:
Issued by subsidiaries and guaranteed by Berkshire:
3.4% notes due 2007*	$699	$—
3.375% notes due 2008*	1,049	744
4.20% notes due 2010*	497	497
4.625% notes due 2013*	948	744
5.1% notes due 2014*	401	—
Other borrowings	344	809
Issued by subsidiaries and not guaranteed by Berkshire due 2005-2030	1,449	2,143

	$5,387	$4,937

*	Issued by Berkshire Hathaway Finance Corporation.

     Investment agreements represent numerous individual borrowing arrangements under which Berkshire is required to periodically pay interest over contract terms, which range from a few months to over 30 years. Interest under such contracts may be at fixed or variable rates. The weighted average interest rate on amounts outstanding as of December 31, 2004 and 2003 was 3.8% and 3.1%, respectively. Under certain conditions, principal amounts may be redeemed without premium prior to the contractual maturity date at the option of the counterparties.

     Commercial paper and other short-term borrowings are obligations of certain businesses that utilize short-term borrowings as part of financing their operations. Weighted average interest rates as of December 31, 2004 and 2003 were 2.4% and 1.3% respectively. Berkshire affiliates have approximately $2.6 billion of available unused lines of credit and commercial paper capacity to support their short-term borrowing programs and, otherwise, provide additional liquidity.

     On May 28, 2002, Berkshire issued 40,000 SQUARZ securities for net proceeds of $398 million. Each SQUARZ security consists of a $10,000 par amount senior note due in November 2007 together with a warrant, which expires in May 2007. The warrants may be exercised to purchase either 0.1116 shares of Class A common stock (effectively at $89,606 per share) or 3.3480 shares (effectively at $2,987 per share) of Class B common stock for $10,000. A warrant premium is payable to Berkshire at an annual rate of 3.75% and interest is payable to note holders at a rate of 3.00% per annum. All debt and warrants issued in conjunction with SQUARZ securities were outstanding at December 31, 2004.

     In 2003, Berkshire Hathaway Finance Corporation (“BHFC”), a wholly-owned subsidiary of Berkshire, issued $2.0 billion par in the aggregate of senior notes due from 2008 to 2013. In 2004, BHFC issued an additional $1.6 billion par in the aggregate of senior notes due from 2007 to 2014. The proceeds were used in the financing of manufactured housing loan originations and portfolio acquisitions of Clayton Homes. On January 4, 2005, BHFC issued an additional

Notes to Consolidated Financial Statements (Continued)

(13) Notes payable and other borrowings (Continued)

$3.75 billion par amount of senior notes consisting of $1.5 billion par of 4.125% notes due 2010, $1.0 billion par of 4.85% notes due 2015, and $1.25 billion par of floating rate notes due 2008. Aggregate proceeds of $3,733 million were used to finance a loan portfolio acquisition on December 30, 2004 by Clayton Homes.

     Generally, Berkshire’s guarantee of a subsidiary’s debt obligation is an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all present and future payment obligations of the issuer.

     Payments of principal amounts expected during the next five years are as follows (in millions).

	2005	2006	2007	2008	2009
Insurance and other	$1,388	$121	$554	$15	$293
Finance and financial products	257	133	810	1,388	279

	$1,645	$254	$1,364	$1,403	$572

(14) Income taxes

     The liability for income taxes as of December 31, 2004 and 2003 as reflected in the accompanying Consolidated Balance Sheets is as follows (in millions).

	2004	2003
Payable currently	$1,073	$44
Deferred	11,174	10,950

	$12,247	$10,994

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are shown below (in millions).

	2004	2003
Deferred tax liabilities:
Unrealized appreciation of investments	$11,020	$10,663
Deferred charges reinsurance assumed	955	1,080
Property, plant and equipment	1,201	1,124
Investments	509	573
Other	665	629

	14,350	14,069

Deferred tax assets:
Unpaid losses and loss adjustment expenses	(1,129)	(1,299)
Unearned premiums	(388)	(372)
Other	(1,659)	(1,448)

	(3,176)	(3,119)

Net deferred tax liability	$11,174	$10,950

     Deferred income taxes have not been established with respect to undistributed earnings of certain foreign subsidiaries. Such earnings are expected to remain reinvested indefinitely and totaled approximately $490 million as of December 31, 2004. Upon distribution as dividends or otherwise, such amounts would be subject to taxation in the United States as well as foreign countries. However, U.S. tax liabilities could be offset, in whole or in part, by tax credits allowable from taxes paid to foreign jurisdictions. Determination of the potential net tax due is impracticable due to the complexities of hypothetical calculations involving uncertain timing and amounts of taxable income and the effects of multiple taxing jurisdictions.

     The Consolidated Statements of Earnings reflect charges for income taxes as shown below (in millions).

	2004	2003	2002
Federal	$3,313	$3,490	$1,916
State	108	81	87
Foreign	148	234	56

	$3,569	$3,805	$2,059

Current	$3,746	$3,346	$2,218
Deferred	(177)	459	(159)

	$3,569	$3,805	$2,059

(14) Income taxes (Continued)

     Charges for income taxes are reconciled to hypothetical amounts computed at the U.S. Federal statutory rate in the table shown below (in millions).

	2004	2003	2002
Earnings before income taxes	$10,936	$12,020	$6,359

Hypothetical amounts applicable to above Computed at the Federal statutory rate	$3,828	$4,207	$2,226
Tax effects resulting from:
Tax-exempt interest income	(59)	(88)	(109)
Dividends received deduction	(116)	(100)	(97)
Net earnings of MidAmerican	(83)	(150)	(126)
State income taxes, less Federal income tax benefit	70	53	57
Foreign rate differences	(41)	(104)	59
Other differences, net	(30)	(13)	49

Total income taxes	$3,569	$3,805	$2,059

(15) Investment in Value Capital

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

     Since June 30, 2004, Value Capital accepted investments from new limited partners unrelated to Berkshire and Value Capital redeemed $125 million of Berkshire’s investment in December 2004 as permitted under the partnership agreement. As a result, Berkshire’s economic interest in Value Capital declined from approximately 90% at June 30, 2004 to approximately 62% as of December 31, 2004.

     Consequently, Berkshire reevaluated its investment in Value Capital under FIN 46 and concluded that Value Capital was no longer a VIE. Since Berkshire possesses no voting or similar rights or other rights that could otherwise represent a controlling financial interest, Berkshire ceased consolidation of Value Capital as of July 1, 2004 and resumed accounting for the investment under the equity method. The investment in Value Capital ($503 million as of December 31, 2004 and $634 million as of December 31, 2003) is included in other assets of finance and financial products businesses in the Consolidated Balance Sheets.

(16) Dividend restrictions – Insurance subsidiaries

     Payments of dividends by insurance subsidiaries are restricted by insurance statutes and regulations. Without prior regulatory approval, insurance subsidiaries may pay up to approximately $5.7 billion as ordinary dividends during 2005.

     Combined shareholders’ equity of U.S. based property/casualty insurance subsidiaries determined pursuant to statutory accounting rules (Statutory Surplus as Regards Policyholders) was approximately $48 billion at December 31, 2004 and $41 billion at December 31, 2003.

     Statutory surplus differs from the corresponding amount determined on the basis of GAAP. The major differences between statutory basis accounting and GAAP are that deferred charges reinsurance assumed, deferred policy acquisition costs, unrealized gains and losses on investments in securities with fixed maturities and related deferred income taxes are recognized under GAAP but not for statutory reporting purposes. In addition, statutory accounting for goodwill of acquired businesses requires amortization of goodwill over 10 years, whereas under GAAP, goodwill is subject to periodic tests for impairment.

Notes to Consolidated Financial Statements (Continued)

(17) Fair values of financial instruments

     The estimated fair values of Berkshire’s financial instruments as of December 31, 2004 and 2003, are as follows (in millions).

	Carrying Value		Fair Value
	2004	2003	2004	2003
Insurance and other:
Investments in fixed maturity securities	$22,846	$26,116	$22,846	$26,116
Investments in equity securities	37,717	35,287	37,717	35,287
Notes payable and other borrowings	3,450	4,182	3,558	4,334
Finance and financial products:
Investments in fixed maturity securities	8,459	9,803	8,648	9,908
Trading account assets	4,234	4,519	4,234	4,519
Loans and finance receivables	9,175	4,951	9,382	5,067
Notes payable and other borrowings	5,387	4,937	5,499	5,019
Trading account liabilities	4,794	5,445	4,794	5,445

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

(18) Common stock

     Changes in issued and outstanding Berkshire common stock during the three years ended December 31, 2004 are shown in the table below.

	Class A Common, $5 Par Value	Class B Common $0.1667 Par Value
	(1,650,000 shares authorized)	(55,000,000 shares authorized)
	Shares Issued and	Shares Issued and
	Outstanding	Outstanding
Balance December 31, 2001	1,323,410	6,144,222
Common stock issued in connection with a business acquisition	4,505	7,063
Conversions of Class A common stock to Class B common stock and other	(16,729)	552,832

Balance December 31, 2002	1,311,186	6,704,117
Conversions of Class A common stock to Class B common stock and other	(28,207)	905,426

Balance December 31, 2003	1,282,979	7,609,543
Conversions of Class A common stock to Class B common stock and other	(14,196)	489,632

Balance December 31, 2004	1,268,783	8,099,175

     Each share of Class B common stock has dividend and distribution rights equal to one-thirtieth (1/30) of such rights of a Class A share. Accordingly, on an equivalent Class A common stock basis there are 1,538,756 shares outstanding as of December 31, 2004 and 1,536,630 shares as of December 31, 2003.

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

(19) Pension plans

     Certain Berkshire subsidiaries individually sponsor defined benefit pension plans covering their employees. Benefits under the plans are generally based on years of service and compensation, although benefits under certain plans are based on years of service and fixed benefit rates. Funding policies are generally to contribute amounts required to meet regulatory requirements plus additional amounts determined by management based on actuarial valuations. The measurement date for the pension plans is predominantly December 31.

     The components of net periodic pension expense for each of the three years ending December 31, 2004 are as follows (in millions).

	2004	2003	2002
Service cost	$109	$105	$91
Interest cost	189	181	164
Expected return on plan assets	(171)	(159)	(147)
Curtailment gain	(70)	—	—
Net amortization, deferral and other	13	7	8

Net pension expense	$70	$134	$116

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

     The increase (decrease) in minimum liabilities included in other comprehensive income were $41 million in 2004, $(3) million in 2003, and $263 million in 2002. Such amounts include Berkshire’s share of changes in minimum liabilities of MidAmerican.

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

	2004	2003
Projected benefit obligation, beginning of year	$3,192	$2,862
Service cost	109	105
Interest cost	189	181
Benefits paid	(165)	(150)
Actuarial loss and other	(32)	194

Projected benefit obligation, end of year	$3,293	$3,192

Accumulated benefit obligation, end of year	$2,908	$2,676

Plan assets at fair value, beginning of year	$2,819	$2,548
Employer contributions	78	78
Benefits paid	(165)	(150)
Actual return on plan assets	302	332
Other and expenses	5	11

Plan assets at fair value, end of year	$3,039	$2,819

     Defined benefit pension plan obligations to U.S. employees are funded through assets held in trusts and are not included as assets in Berkshire’s Consolidated Financial Statements. Pension obligations under certain non-U.S. plans and non-qualified U.S. plans are unfunded. As of December 31, 2004 and 2003, total plan assets were invested as follows:

	2004	2003
Cash and equivalents	$999	$813
U.S. Government obligations	837	152
Mortgage-backed securities	394	597
Corporate obligations	414	451
Equity securities	371	764
Other	24	42

	$3,039	$2,819

Notes to Consolidated Financial Statements (Continued)

(19) Pension plans (Continued)

     Pension plan assets are generally invested with the long-term objective of earning sufficient amounts to cover expected benefit obligations, while assuming a prudent level of risk. There are no target investment allocation percentages with respect to individual or categories of investments. Allocations may change rapidly as a result of changing market conditions and investment opportunities. The expected rates of return on plan assets reflect Berkshire’s subjective assessment of expected invested asset returns over a period of several years. Berkshire does not give significant consideration to past investment returns when establishing assumptions for expected long-term rates of returns on plan assets. Actual experience will differ from the assumed rates, in particular over quarterly or annual periods as a result of market volatility and changes in the mix of assets.

     The funded status of the plans as of December 31, 2004 and 2003 is as follows (in millions).

	2004	2003
Excess of projected benefit obligations over plan assets	$254	$373
Unrecognized net actuarial gains and other	262	135

Accrued benefit cost liability	$516	$508

     The total net deficit status for plans (including unfunded plans) with accumulated benefit obligations in excess of plan assets was $425 million and $378 million as of December 31, 2004 and 2003, respectively. Expected contributions to plans during 2005 are estimated to be $82 million.

     The benefit payments, which reflect expected future service as appropriate, are expected to be paid as follows (in millions): 2005 — $146; 2006 — $151; 2007 — $158; 2008 — $169; 2009 — $174; and 2010 to 2014 — $1,133.

     Weighted average assumptions used in determining projected benefit obligations were as follows. These rates are substantially the same as the weighted average rates used in determining the net periodic pension expense.

	2004	2003
Discount rate	5.9	6.0
Discount rate – non-U.S. plans	5.2	5.3
Expected long-term rate of return on plan assets	6.5	6.5
Rate of compensation increase	4.5	4.6
Rate of compensation increase – non-U.S. plans	3.7	2.6

     Most Berkshire subsidiaries also sponsor defined contribution retirement plans, such as 401(k) or profit sharing plans. The plans generally cover all employees who meet specified eligibility requirements. Employee contributions to the plans are subject to regulatory limitations and the specific plan provisions. Berkshire subsidiaries generally match these contributions up to levels specified in the plans, and may make additional discretionary contributions as determined by management. The total expenses related to employer contributions for these plans were $338 million, $242 million and $202 million for the years ended December 31, 2004, 2003 and 2002, respectively.

(20) Supplemental cash flow information

     A summary of supplemental cash flow information for each of the three years ending December 31, 2004 is presented in the following table (in millions).

	2004	2003	2002
Cash paid during the year for:
Income taxes	$2,674	$3,309	$1,945
Interest of finance and financial products businesses	495	372	509
Interest of insurance and other businesses	146	215	207
Non-cash investing and financing activities:
Liabilities assumed in connection with acquisitions of businesses	72	2,167	700
Common shares issued in connection with acquisitions of businesses	—	—	324
Securities sold (purchased) offset by decrease (increase) in repurchase agreements	2,075	5,936	6,666
Excess over cost in the value of equity securities acquired from exercise of warrants	585	—	—

(21) Business segment data

     Berkshire’s reportable business segments are organized in a manner that reflects how management views those business activities. Certain businesses have been grouped together for segment reporting based upon similar products or product lines, marketing, selling and distribution characteristics, even though those business units are operated under separate local management. There are approximately 40 separate business units.

     The tabular information that follows shows data of reportable segments reconciled as needed to amounts reflected in the Consolidated Financial Statements. Intersegment transactions are not eliminated in instances where management considers those transactions in assessing the results of the respective segments. In 2004, Berkshire adopted the provisions of EITF 00-21 (“Accounting for Revenue Arrangements with Multiple Deliverables”). As a result, for consolidated reporting purposes, the method of recognizing revenue related to fractional aircraft sales was changed. Management continues to evaluate the results of NetJets under the prior revenue recognition criteria and thus has shown the revenues and earnings before taxes for the Flight Services segment using the former revenue recognition method. Furthermore, Berkshire management does not consider investment gains or amortization of purchase accounting adjustments in assessing the performance of reporting units. Collectively, these items are included in reconciliations of segment amounts to consolidated amounts.

Business Identity	Business Activity
GEICO	Underwriting private passenger automobile insurance mainly by direct response methods

General Re	Underwriting excess-of-loss, quota-share and facultative reinsurance worldwide

Berkshire Hathaway Reinsurance Group	Underwriting excess-of-loss and quota-share reinsurance for property and casualty insurers and reinsurers

Berkshire Hathaway Primary Group	Underwriting multiple lines of property and casualty insurance policies for primarily commercial accounts

Fruit of the Loom, Garan, Fechheimer Brothers, H.H. Brown Shoe, Lowell Shoe, Justin Brands and Dexter Shoe (“Apparel”)	Manufacturing and distribution of a variety of footwear and clothing products, including underwear, activewear, children’s clothes and uniforms

Acme Building Brands, Benjamin Moore, Johns Manville and MiTek (“Building products”)	Manufacturing and distribution of a variety of building materials and related products and services

BH Finance, Clayton Homes, XTRA, CORT, Berkshire Hathaway Life and General Re Securities (“Finance and financial products”)	Proprietary investing, manufactured housing and related consumer financing, transportation equipment leasing, furniture leasing, life annuities and risk management products

FlightSafety and NetJets (“Flight services”)	Training to operators of aircraft and ships and providing fractional ownership programs for general aviation aircraft

McLane Company	Wholesale distributing of groceries and non-food items

Nebraska Furniture Mart, R.C. Willey Home Furnishings, Star Furniture Company, Jordan’s Furniture, Borsheim’s, Helzberg Diamond Shops and Ben Bridge Jeweler (“Retail”)	Retail sales of home furnishings, appliances, electronics, fine jewelry and gifts

Shaw Industries	Manufacturing and distribution of carpet and floor coverings under a variety of brand names

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

Notes to Consolidated Financial Statements (Continued)

(21) Business segment data (Continued)

     A disaggregation of Berkshire’s consolidated data for each of the three most recent years is presented in the tables which follow on this and the following page. Amounts are in millions.

	Revenues
	2004	2003	2002
Operating Businesses:
Insurance group:
Premiums earned:
GEICO	$8,915	$7,784	$6,670
General Re	7,245	8,245	8,500
Berkshire Hathaway Reinsurance Group	3,714	4,430	3,300
Berkshire Hathaway Primary Group	1,211	1,034	712
Investment income	2,842	3,238	3,067

Total insurance group	23,927	24,731	22,249

Apparel	2,200	2,075	1,619
Building products	4,337	3,846	3,702
Finance and financial products	3,774	3,045	2,234
Flight services	3,244	2,431	2,837
McLane Company	23,373	13,743	—
Retail	2,601	2,311	2,103
Shaw Industries	5,174	4,660	4,334
Other businesses	3,213	3,040	2,375

	71,843	59,882	41,453
Reconciliation of segments to consolidated amount:
Investment gains	3,496	4,129	918
Other revenues	53	39	29
Eliminations and other	(1,010)	(191)	(165)

	$74,382	$63,859	$42,235

	Earnings (loss) before taxes
	2004	2003	2002
Operating Businesses:
Insurance group:
Underwriting gain (loss):
GEICO	$970	$452	$416
General Re	3	145	(1,393)
Berkshire Hathaway Reinsurance Group	417	1,047	547
Berkshire Hathaway Primary Group	161	74	32
Net investment income	2,824	3,223	3,050

Total insurance group	4,375	4,941	2,652

Apparel	325	289	229
Building products	643	559	516
Finance and financial products	584	619	726
Flight services	191	72	225
McLane Company	228	150	—
Retail	163	165	166
Shaw Industries	466	436	424
Other businesses	465	486	381

	7,440	7,717	5,319
Reconciliation of segments to consolidated amount:
Investment gains	3,489	4,121	884
Equity in earnings of MidAmerican Energy Holdings Company	237	429	359
Interest expense, excluding interest allocated to business segments	(92)	(94)	(86)
Eliminations and other	(138)	(153)	(117)

	$10,936	$12,020	$6,359

(21) Business segment data (Continued)

				Depreciation
	Capital expenditures *			of tangible assets
	2004	2003	2002	2004	2003	2002
Operating Businesses:

Insurance group	$52	$55	$53	$52	$63	$52
Apparel	51	71	51	52	51	37
Building products	219	170	158	172	174	152
Finance and financial products	296	232	51	183	161	150
Flight services	155	150	241	146	136	127
McLane Company	136	51	—	107	59	—
Retail	126	106	113	56	51	40
Shaw Industries	125	120	196	99	91	91
Other businesses	41	47	65	44	43	30

	$1,201	$1,002	$928	$911	$829	$679

*	Excludes capital expenditures which were part of business acquisitions.

	Goodwill		Identifiable assets
	at year-end		at year-end
	2004	2003	2004	2003
Operating Businesses:
Insurance group:
GEICO	$1,370	$1,370	$15,968	$14,088
General Re	13,518	13,515	37,734	38,831
Berkshire Hathaway Reinsurance and Primary Groups	143	143	61,057	56,085

Total insurance group	15,031	15,028	114,759	109,004

Apparel (1)	54	57	1,582	1,523
Building products	2,159	2,131	2,803	2,593
Finance and financial products	911	877	30,086	28,338
Flight services	1,369	1,369	2,823	2,875
McLane Company (2)	158	145	2,349	2,243
Retail	434	434	1,669	1,495
Shaw Industries	1,979	1,996	2,153	1,999
Other businesses (3)	917	911	1,875	1,813

	$23,012	$22,948	160,099	151,883

Reconciliation of segments to consolidated amount:
Corporate and other			1,796	1,829
Investments in MidAmerican Energy Holdings Company			3,967	3,899
Goodwill			23,012	22,948

			$188,874	$180,559

	2004	2003
(1) Excludes other intangible assets not subject to amortization of	$311	$311
(2) Excludes other intangible assets not subject to amortization of	65	65
(3) Excludes other intangible assets not subject to amortization of	697	697

     Insurance premiums written by geographic region (based upon the domicile of the insured or reinsured) are summarized below. Dollars are in millions.

	Property/Casualty			Life/Health
	2004	2003	2002	2004	2003	2002
United States	$14,886	$14,701	$14,297	$1,040	$1,031	$1,153
Western Europe	3,533	3,880	3,870	361	297	411
All other	587	797	800	621	510	335

	$19,006	$19,378	$18,967	$2,022	$1,838	$1,899

Notes to Consolidated Financial Statements (Continued)

(21) Business segment data (Continued)

     Consolidated sales and service revenues in 2004, 2003 and 2002 totaled $43.2 billion, $32.1 billion and $17.0 billion respectively. Over 90% of such amounts in each year were in the United States with the remainder primarily in Canada and Europe. In 2004, consolidated sales and service revenues included $8.5 billion of sales to Wal-Mart Stores, Inc. which were primarily related to McLane’s wholesale distribution business that Berkshire acquired in May 2003.

     Premiums written and earned by Berkshire’s property/casualty and life/health insurance businesses during each of the three years ending December 31, 2004 are summarized below. Dollars are in millions.

	Property/Casualty				Life/Health
	2004	2003	2002	2004	2003	2002
Premiums Written:
Direct	$11,483	$10,710	$9,457
Assumed	8,039	9,227	10,471	$2,775	$2,517	$2,031
Ceded	(516)	(559)	(961)	(753)	(679)	(132)

	$19,006	$19,378	$18,967	$2,022	$1,838	$1,899

Premiums Earned:
Direct	$11,301	$10,342	$8,825
Assumed	8,278	9,992	9,293	$2,769	$2,520	$2,021
Ceded	(509)	(688)	(822)	(754)	(673)	(135)

	$19,070	$19,646	$17,296	$2,015	$1,847	$1,886

(22) Contingencies and Commitments

     Berkshire and its subsidiaries are parties in a variety of legal actions arising out of the normal course of business. In particular, such legal actions affect Berkshire’s insurance and reinsurance businesses. Such litigation generally seeks to establish liability directly through insurance contracts or indirectly through reinsurance contracts issued by Berkshire subsidiaries. Plaintiffs occasionally seek punitive or exemplary damages. Berkshire does not believe that such normal and routine litigation will have a material effect on its financial condition or results of operations. Berkshire and certain of its subsidiaries are also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines and penalties in substantial amounts and are described below.

     In October 2003, General Reinsurance Corporation (“General Reinsurance”), a wholly owned subsidiary of General Re Corporation (“General Re”), and four of its current and former employees, including its former president, received subpoenas for documents from the U.S. Attorney for the Eastern District of Virginia, Richmond Division (the “U.S. Attorney”) in connection with the U.S. Attorney’s investigation of Reciprocal of America (“ROA”). ROA was a Virginia-based reciprocal insurer of physician, hospital and lawyer professional liability risks. General Reinsurance provided various reinsurance coverages to ROA from the late 1970’s through 2002. In December 2004 and on several occasions since then, the U.S. Attorney and the Department of Justice in Washington requested additional information related to ROA and its affiliate, First Virginia Reinsurance, Ltd., and information related to transactions between General Reinsurance or its subsidiaries and other insurers. General Reinsurance has been providing such information and cooperating fully with the U.S. Attorney and the Department of Justice in their ongoing investigation. Berkshire cannot at this time predict the outcome of this investigation, is unable to estimate a range of possible loss, if any, and cannot predict whether or not that outcome will have a material adverse effect on Berkshire’s results of operations for at least the quarterly period when this investigation is completed or otherwise resolved.

     General Reinsurance and four of its current and former employees, along with numerous other defendants, also have been sued in several civil actions related to ROA, including actions brought by the Virginia Commissioner of Insurance, as Deputy Receiver of ROA, and the Tennessee Commissioner of Insurance, as Liquidator for three Tennessee risk retention groups. Plaintiffs assert various claims, including fraud and conspiracy, against General Reinsurance and others. General Reinsurance intends to deny the allegations but Berkshire cannot at this time predict the outcome of these actions, is unable to estimate a range of possible loss, if any, and cannot predict whether or not that outcome will have a material adverse effect on Berkshire’s results of operations for at least the quarterly period when these actions are resolved.

     In December 2004, General Re received a request from the U.S. Securities and Exchange Commission (“SEC”) for documents and information relating to non-traditional products. In January 2005, General Re also received a subpoena for the same documents and information from both the SEC and the New York State Attorney General. The subpoenas apply to General Re and its affiliates, including Berkshire Hathaway Inc., as well as Berkshire’s other insurance subsidiaries. General Re, Berkshire and certain of its other insurance subsidiaries have been cooperating fully with the SEC and the New York State Attorney General, including by providing them with information relating to

(22) Contingencies and Commitments (Continued)

     transactions between General Re or its subsidiaries and other insurers. Berkshire cannot at this time predict the outcome of these investigations, is unable to estimate a range of possible loss, if any, and cannot predict whether or not that outcome will have a material adverse effect on Berkshire’s results of operations for at least the quarterly period when these investigations are completed or otherwise resolved.

     The Liquidator of both FAI Insurance Limited and HIH Insurance Limited has advised two subsidiaries of General Reinsurance, General Reinsurance Australia (“GRA”) and Kolnische Ruckversicherungs-Gessellschaft (“KR”), of claims it intends to assert arising from insurance transactions GRA entered into with FAI in May and June 1998. The Liquidator contends, among other things, that GRA and KR engaged in deceptive conduct that assisted FAI in improperly accounting for such transactions as reinsurance, and that such deception was a causal factor that led to the insolvency of HIH. GRA and KR do not know whether the Liquidator will pursue these or other claims, and Berkshire cannot predict the outcome of any such action and is unable to estimate a range of possible loss, if any, and cannot predict whether or not that outcome will have a material adverse effect on Berkshire’s results of operations for at least the quarterly period when such action, if any, is resolved.

     GEICO is a defendant in a number of class action lawsuits related to the use of certain aftermarket parts to calculate the costs of repairing claimants vehicles. GEICO intends to vigorously defend its position on these claim settlement procedures. These lawsuits are in various stages of development and Berkshire cannot at this time predict the outcome of these actions, is unable to estimate a range of possible loss, if any, and cannot predict whether or not that outcome will have a material adverse effect on Berkshire’s results of operations for at least the quarterly period when these actions are resolved.

     The Company leases certain manufacturing, warehouse, retail and office facilities as well as certain equipment. Total rent expense for all leases was $422 million, $384 million and $312 million in 2004, 2003 and 2002 respectively. Minimum rental payments for operating leases having initial or remaining non-cancelable terms in excess of one year are as follows. Amounts are in millions.

					After
2005	2006	2007	2008	2009	2009	Total
$364	$290	$238	$180	$148	$408	$1,628

     Several of the Company’s subsidiaries have made long-term commitments to purchase goods and services used in their businesses. The most significant of these relate to NetJets’ commitments to purchase up to 340 aircraft through 2014. Commitments under all such subsidiary arrangements are approximately $3.1 billion in 2005, $1.2 billion in 2006, $1.1 billion in 2007, $990 million in 2008, $514 million in 2009 and $867 million after 2009.

(23) Quarterly data

     A summary of revenues and earnings by quarter for each of the last two years is presented in the following table. This information is unaudited. Dollars are in millions, except per share amounts.

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
2004
Revenues	$17,184	$17,996	$19,172	$20,030
Net earnings (1)	1,550	1,282	1,137	3,339
Net earnings per equivalent Class A common share	1,008	834	739	2,171

2003
Revenues	$11,376	$14,396	$18,232	$19,855
Net earnings (1)	1,730	2,229	1,806	2,386
Net earnings per equivalent Class A common share	1,127	1,452	1,176	1,553

(1) Includes investment gains, which, for any given period have no predictive value, and variations in amount from period to period have no practical analytical value, particularly in view of the unrealized appreciation now existing in Berkshire’s consolidated investment portfolio. After-tax investment gains for the periods presented above are as follows:

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
Investment gains – 2004	$415	$(172)	$518	$1,498
Investment gains – 2003	526	905	453	845

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

Item 9 A. Controls and Procedures

     At the end of the period covered by this Annual Report on Form 10-K, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Chairman (Chief Executive Officer) and the Vice President-Treasurer (Chief Financial Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chairman (Chief Executive Officer) and the Vice President-Treasurer (Chief Financial Officer) concluded that the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic SEC filings. The report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to Management’s Report on Internal Control Over Financial Reporting, included on page 36 of this report. The attestation report called for by Item 308(b) of Regulation S-K is incorporated herein by reference to Report of Independent Registered Public Accounting Firm on internal control over financial reporting, included on page 36 of this report. There has been no change in the Corporation’s internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Part III

     Except for the information set forth under the caption “Executive Officers of the Registrant” in Part I hereof, information required by this Part (Items 10, 11, 12, 13 and 14) is incorporated by reference from the Registrant’s definitive proxy statement, filed pursuant to Regulation 14A, for the Annual Meeting of Shareholders of the Registrant to be held on April 30, 2005, which meeting will involve the election of directors.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

The following Consolidated Financial Statements, as well as the Report of Independent Registered Public Accounting Firm, are included in Part II Item 8 of this report:

PAGE
Report of Independent Registered Public Accounting Firm	37

Consolidated Balance Sheets at December 31, 2004 and 2003	38

Consolidated Statements of Earnings for the years ended 2004, 2003 and 2002	39

Consolidated Statements of Cash Flows for the years ended 2004, 2003 and 2002	40

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the years ended 2004, 2003 and 2002	41

Notes to Consolidated Financial Statements	42-64

2. Financial Statement Schedule

Report of Independent Registered Public Accounting Firm	67
Schedule I — Parent Company
Condensed Balance Sheets as of December 31, 2004 and 2003 and Condensed Statements of Earnings and Cash Flows for the years ended 2004, 2003 and 2002	68-69

Other schedules are omitted because they are not required, information therein is not applicable, or is reflected in the Consolidated Financial Statements or notes thereto.

(b) Exhibits

See the “Exhibit Index” at page 70.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     BERKSHIRE HATHAWAY INC.

Date: March 14, 2005	/s/ Marc D. Hamburg

Marc D. Hamburg
Vice President and
Principal Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Warren E. Buffett	Chairman of the Board	March 14, 2005
Date
Warren E. Buffett	of Directors - Chief	Date
Executive Officer

/s/ Howard G. Buffett	Director	March 14, 2005

Howard G. Buffett		Date

/s/ William H. Gates III	Director	March 14, 2005

William H. Gates III		Date

/s/ Malcolm G. Chace	Director	March 14, 2005

Malcolm G. Chace		Date

/s/ David S. Gottesman	Director	March 14, 2005

David S. Gottesman		Date

/s/ Charlotte Guyman	Director	March 14, 2005

Charlotte Guyman		Date

/s/ Donald R. Keough	Director	March 14, 2005

Donald R. Keough		Date

/s/ Charles T. Munger	Vice Chairman of the	March 14, 2005

Charles T. Munger	Board of Directors	Date

/s/ Thomas S. Murphy	Director	March 14, 2005

Thomas S. Murphy		Date

/s/ Walter Scott, Jr.	Director	March 14, 2005

Walter Scott, Jr.		Date

/s/ Ronald L. Olson	Director	March 14, 2005

Ronald L. Olson		Date

/s/ Marc D. Hamburg	Vice President -	March 14, 2005
Marc D. Hamburg	Principal Financial Officer	Date

/s/ Daniel J. Jaksich	Controller	March 14, 2005

Daniel J. Jaksich		Date

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Berkshire Hathaway Inc.

     We have audited the consolidated financial statements of Berkshire Hathaway Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and have issued our reports thereon dated March 3, 2005; such reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP
Omaha, Nebraska
March 3, 2005

BERKSHIRE HATHAWAY INC.
(Parent Company)
Condensed Financial Information
(Dollars in millions)

Schedule I

Balance Sheets

	December 31,
	2004	2003
Assets:
Cash and cash equivalents	$282	$37
Investments in consolidated subsidiaries	83,260	75,522
Investments in MidAmerican Energy Holdings Company	3,140	3,026
Other assets	20	23

	$86,702	$78,608

Liabilities and Shareholders’ Equity:
Accounts payable and accrued expenses	$9	$8
Income taxes	(13)	(28)
Notes payable and other borrowings	806	1,032

	802	1,012
Shareholders’ equity	85,900	77,596

	$86,702	$78,608

Statements of Earnings

	Year ended December 31,
	2004	2003	2002
Income items:
From consolidated subsidiaries:
Dividends	$826	$754	$535
Undistributed earnings	6,369	7,112	3,484

	7,195	7,866	4,019

Other income	20	10	6

	7,215	7,876	4,025

Cost and expense items:
General and administrative	6	1	1
Interest to affiliates	78	99	66
Other interest	27	24	10
Income tax	(27)	(35)	(24)

	84	89	53

Equity in earnings of MidAmerican Energy Holdings Company	177	364	314

Net earnings	$7,308	$8,151	$4,286

See Note to Condensed Financial Information

BERKSHIRE HATHAWAY INC.
(Parent Company)
Condensed Financial Information
(Dollars in millions)

Schedule I (continued)

Statements of Cash Flows

	Year ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net earnings	$7,308	$8,151	$4,286
Adjustments to reconcile net earnings to cash flows from operating activities:
Undistributed earnings of subsidiaries and MidAmerican Energy Holdings Company	(6,513)	(7,459)	(3,801)
Income taxes payable	22	36	34
Other	33	25	(2)

Net cash flows from operating activities	850	753	517

Cash flows from investing activities:
Investments in and advances to subsidiaries	(534)	(1,157)	(226)
Investments in MidAmerican Energy Holdings Company	53	79	(1,185)
Proceeds from sales of investments	—	—	50

Net cash flows from investing activities	(481)	(1,078)	(1,361)

Cash flows from financing activities:
Proceeds from borrowings	41	274	787
Repayments of borrowings	(267)	(28)	(3)
Other	102	98	77

Net cash flows from financing activities	(124)	344	861

Increase in cash and cash equivalents	245	19	17
Cash and cash equivalents at beginning of year	37	18	1

Cash and cash equivalents at end of year	$282	$37	$18

Other cash flow information:
Income taxes paid	$2,392	$3,129	$1,816
Interest paid	24	22	8

Note to Condensed Financial Information

     During 2002, Berkshire issued 40,000 SQUARZ securities, consisting of $400 million par amount of notes and 40,000 warrants that permit holders to acquire Berkshire’s Class A or Class B stock. See Note 13 to the Consolidated Financial Statements in Item 8 for additional information. In addition, Berkshire’s other borrowings at December 31, 2004 and 2003 included $406 million and $632 million, respectively, from investment agreements entered into during 2003 and 2002. Principal is payable under certain conditions at par prior to maturity and otherwise is payable after 2011.

     Berkshire Hathaway Inc. has guaranteed certain debt obligations of its subsidiaries. As of December 31, 2004, the unpaid balance of subsidiary debt guaranteed by Berkshire totaled approximately $5.4 billion.

     In addition, Berkshire has guaranteed the short term obligations of a member of its finance and financial products group with respect to securities sold under agreements to repurchase. Amounts due under such agreements totaled $5.8 billion at December 31, 2004, and were fully collateralized with U.S. Government and mortgage-backed securities owned by that finance group member.

EXHIBIT INDEX

Exhibit No.
2	Agreement and Plan of Merger dated as of June 19, 1998 between Registrant and General Re Corporation.
Incorporated by reference to Annex I to Registration Statement No. 333-61129 filed on Form S-4.

3 (i)	Restated Certificate of Incorporation
Incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-61129 filed on Form S-4.

3 (ii)	By-Laws
Incorporated by reference to Exhibit 3.2 to Registration Statement No. 333-61129 filed on Form S-4.

4.1	Form of Indenture dated as of May 28, 2002 between Berkshire Hathaway Inc. and The Bank of New York, note trustee with respect to 3% Notes due November 15, 2007 which were issued in connection with the SQUARZ securities.
Incorporated by reference to Exhibit 4.2 to Registration Statement No. 333-98145 filed on Form S-3.

4.2	Form of Indenture dated as of October 6, 2003, between Berkshire Hathaway Finance Corporation, Berkshire Hathaway Inc. and JP Morgan Trust Company (as successor trustee to Bank One Trust Company, N.A.)
Incorporated by reference to Exhibit 4.1 to Form 8-K of Berkshire Hathaway Inc. filed on October 8, 2003.

Other instruments defining the rights of holders of long-term debt of Registrant and its subsidiaries are not being filed since the total amount of securities authorized by all other such instruments does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis as of December 31, 2004. The Registrant hereby agrees to furnish to the Commission upon request a copy of any such debt instrument to which it is a party.

12	Statement of computation of ratio of earnings to fixed charges

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31	Rule 13a - 14(a)/15d-14(a) Certifications

32	Section 1350 Certifications