Form 10-Q
period 2005-03-31
BERKSHIRE HATHAWAY INC
filed 2005-05-09
CIK 1067983

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

     Number of shares of common stock outstanding as of April 29, 2005:

Class A — 1,266,394
Class B — 8,197,249

Q/E 3/31/05

FORM 10-Q
BERKSHIRE HATHAWAY INC.

Q/E 3/31/05

FORM 10-Q

Part I Financial Information
Item 1. Financial Statements
BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(dollars in millions except per share amounts)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Insurance and Other:
Cash and cash equivalents	$44,058	$40,020
Investments:
Fixed maturity securities	22,091	22,846
Equity securities	38,642	37,717
Other	2,260	2,346
Receivables	12,256	11,291
Inventories	3,835	3,842
Property, plant and equipment	6,583	6,516
Goodwill of acquired businesses	23,009	23,012
Deferred charges reinsurance assumed	2,626	2,727
Other	4,445	4,508

	159,805	154,825

Investments in MidAmerican Energy Holdings Company	4,069	3,967

Finance and Financial Products:
Cash and cash equivalents	2,651	3,407
Investments in fixed maturity securities	8,114	8,459
Trading account assets	2,654	4,234
Funds provided as collateral	948	1,649
Loans and finance receivables	9,565	9,175
Other	3,269	3,158

	27,201	30,082

	$191,075	$188,874

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Losses and loss adjustment expenses	$44,806	$45,219
Unearned premiums	7,217	6,283
Life and health insurance benefits	3,172	3,154
Other policyholder liabilities	3,853	3,955
Accounts payable, accruals and other liabilities	7,256	7,500
Income taxes, principally deferred	11,392	12,247
Notes payable and other borrowings	3,278	3,450

	80,974	81,808

Finance and Financial Products:
Securities sold under agreements to repurchase	5,425	5,773
Trading account liabilities	4,577	4,794
Funds held as collateral	995	1,619
Notes payable and other borrowings	9,114	5,387
Other	2,769	2,835

	22,880	20,408

Total liabilities	103,854	102,216

Minority shareholders’ interests	765	758

Shareholders’ equity:
Common stock — Class A, $5 par value and Class B, $0.1667 par value	8	8
Capital in excess of par value	26,315	26,268
Accumulated other comprehensive income	19,581	20,435
Retained earnings	40,552	39,189

Total shareholders’ equity	86,456	85,900

	$191,075	$188,874

See accompanying Notes to Interim Consolidated Financial Statements

Q/E 3/31/05

FORM 10-Q

BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in millions except per share amounts)

	First Quarter
	2005	2004
	(Unaudited)
Revenues:
Insurance and Other:
Insurance premiums earned	$5,331	$5,002
Sales and service revenues	10,607	10,062
Interest, dividend and other investment income	786	651
Investment gains	278	491

	17,002	16,206

Finance and Financial Products:
Interest income	357	339
Investment gains (losses)	(384)	156
Other	659	483

	632	978

	17,634	17,184

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	3,544	3,465
Insurance underwriting expenses	1,295	1,241
Cost of sales and services	8,834	8,430
Selling, general and administrative expenses	1,291	1,182
Interest expense	30	34

	14,994	14,352

Finance and Financial Products:
Interest expense	136	199
Other	672	471

	808	670

	15,802	15,022

Earnings before income taxes and equity in earnings of MidAmerican Energy Holdings Company	1,832	2,162
Equity in earnings of MidAmerican Energy Holdings Company	141	138

Earnings before income taxes and minority interests	1,973	2,300
Income taxes	600	733
Minority shareholders’ interests	10	17

Net earnings	$1,363	$1,550

Average common shares outstanding *	1,539,100	1,537,076
Net earnings per common share *	$886	$1,008

*	Average shares outstanding include average Class A common shares and average Class B common shares determined on an equivalent Class A common stock basis. Net earnings per share shown above represents net earnings per equivalent Class A common share. Net earnings per Class B common share is equal to one-thirtieth (1/30) of such amount.

See accompanying Notes to Interim Consolidated Financial Statements

Q/E 3/31/05

FORM 10-Q

BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	First Quarter
	2005	2004
	(Unaudited)
Net cash flows from operating activities	$1,375	$2,179

Cash flows from investing activities:
Purchases of investments	(3,211)	(1,833)
Proceeds from sales and maturities of investments	2,119	3,487
Finance loans and other investments purchased	(444)	(220)
Principal collections on finance loans and other investments	261	930
Acquisitions of businesses, net of cash acquired	(191)	(19)
Additions of property, plant and equipment	(280)	(248)
Other	74	708

Net cash flows from investing activities	(1,672)	2,805

Cash flows from financing activities:
Proceeds from borrowings of finance businesses	3,733	525
Proceeds from other borrowings	71	76
Repayments of borrowings of finance businesses	(36)	(543)
Repayments of other borrowings	(223)	(120)
Change in short term borrowings of finance businesses	21	99
Change in other short term borrowings	(18)	(139)
Other	31	72

Net cash flows from financing activities	3,579	(30)

Increase in cash and cash equivalents	3,282	4,954
Cash and cash equivalents at beginning of year *	43,427	35,957

Cash and cash equivalents at end of first quarter *	$46,709	$40,911

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$1,062	$53
Interest of finance and financial products businesses	68	108
Other interest	37	47

*Cash and cash equivalents are comprised of the following:
Beginning of year —
Insurance and Other	$40,020	$31,262
Finance and Financial Products	3,407	4,695

	$43,427	$35,957

End of first quarter —
Insurance and Other	$44,058	$34,683
Finance and Financial Products	2,651	6,228

	$46,709	$40,911

See accompanying Notes to Interim Consolidated Financial Statements

Q/E 3/31/05

FORM 10-Q

BERKSHIRE HATHAWAY INC.
and Subsidiaries
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

Note 1. General

     The accompanying unaudited Consolidated Financial Statements include the accounts of Berkshire Hathaway Inc. (“Berkshire” or “Company”) consolidated with the accounts of all its subsidiaries and affiliates in which Berkshire holds a controlling financial interest as of the financial statement date.

     Reference is made to Berkshire’s most recently issued Annual Report on Form 10-K (“Annual Report”) that included information necessary or useful to understanding Berkshire’s businesses and financial statement presentations. In particular, Berkshire’s significant accounting policies and practices were presented as Note 1 to the Consolidated Financial Statements included in the Annual Report. Certain amounts in 2004 have been reclassified to conform with current year presentation.

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

Note 2. Investments in MidAmerican Energy Holdings Company

     Berkshire owns 900,942 shares of common stock and 41,263,395 shares of convertible preferred stock of MidAmerican Energy Holdings Company (“MidAmerican”). Such investments were acquired for an aggregate cost of $1,645 million and currently give Berkshire a 9.9% voting interest and an 83.7% economic interest in the equity of MidAmerican (80.5% on a diluted basis). As of March 31, 2005, Berkshire and certain of its subsidiaries also owned $1,478 million of MidAmerican’s 11% non-transferable trust preferred securities. Walter Scott, Jr., a member of Berkshire’s Board of Directors, controls approximately 88% of the voting interest in MidAmerican. While the convertible preferred stock does not vote generally with the common stock in the election of directors, it does give Berkshire the right to elect 20% of MidAmerican’s Board of Directors. See Note 3 to Berkshire’s 2004 Consolidated Financial Statements for additional information concerning these securities. Through the investments in common and convertible preferred stock of MidAmerican, Berkshire has the ability to exercise significant influence on the operations of MidAmerican and because the convertible preferred stock is, in substance, substantially equivalent to common stock, Berkshire accounts for its investments in MidAmerican pursuant to the equity method.

     Equity in earnings from MidAmerican includes Berkshire’s proportionate share (83.7%) of MidAmerican’s undistributed net earnings reduced by deferred taxes on such undistributed earnings in accordance with SFAS 109, reflecting Berkshire’s expectation that such deferred taxes will be payable as a consequence of dividends from MidAmerican. No dividends from MidAmerican are likely for some time. Berkshire’s share of MidAmerican’s interest expense (after-tax) on Berkshire’s investments in MidAmerican’s trust preferred (debt) securities has been eliminated.

     MidAmerican owns a combined electric and natural gas utility company in the United States, two natural gas pipeline companies in the United States, two electricity distribution companies in the United Kingdom, a diversified portfolio of domestic and international electric power projects and the second largest residential real estate brokerage firm in the United States.

Q/E 3/31/05

FORM 10-Q

Notes To Interim Consolidated Financial Statements (Continued)

Note 2. Investments in MidAmerican Energy Holdings Company (Continued)

     Condensed consolidated balance sheets of MidAmerican are as follows (in millions).

	March 31,	December 31,
	2005	2004
Assets:
Properties, plants, and equipment, net	$11,679	$11,607
Goodwill	4,285	4,307
Other assets	3,758	3,990

	$19,722	$19,904

Liabilities and shareholders’ equity:
Debt, except debt owed to Berkshire	$10,077	$10,528
Debt owed to Berkshire	1,478	1,478
Other liabilities and minority interests	5,073	4,927

	16,628	16,933
Shareholders’ equity	3,094	2,971

	$19,722	$19,904

     Condensed consolidated statements of earnings of MidAmerican for the first quarter of 2005 and 2004 are as follows (in millions).

	First Quarter
	2005	2004
Operating revenue and other income	$1,835	$1,779

Costs and expenses:
Cost of sales and operating expenses	1,220	1,125
Depreciation and amortization	160	170
Interest expense – debt held by Berkshire	41	43
Other interest expense	187	179

	1,608	1,517

Earnings before taxes	227	262
Income taxes and minority interests	77	101

Earnings from continuing operations	150	161
Gain (loss) on discontinued operations	2	(14)

Net earnings	$152	$147

Note 3. Investments in fixed maturity securities

     Data with respect to investments in fixed maturity securities, which are classified as available-for-sale, are shown in the tabulation below (in millions).

	Insurance and other		Finance and financial products
	Mar. 31, 2005	Dec. 31, 2004	Mar. 31, 2005	Dec. 31, 2004
Amortized cost	$20,242	$20,600	$6,071	$6,315
Gross unrealized gains	1,901	2,275	615	701
Gross unrealized losses	(52)	(29)	(1)	(1)

Fair value	$22,091	$22,846	$6,685	$7,015

     Certain other fixed maturity investments of finance businesses are classified as held-to-maturity, which are carried at amortized cost. The carrying value and fair value of these investments totaled $1,427 million and $1,609 million at March 31, 2005, respectively. At December 31, 2004, the carrying value and fair value of held-to-maturity securities totaled $1,424 million and $1,614 million, respectively. Unrealized losses at March 31, 2005 and December 31, 2004 shown in the table consisted primarily of securities whose amortized cost exceeded fair value for less than twelve months.

Q/E 3/31/05

FORM 10-Q

Notes To Interim Consolidated Financial Statements (Continued)

Note 4. Investments in equity securities

     Data with respect to investments in equity securities are shown in the tabulation below (in millions).

	March 31,	December 31,
	2005	2004
Total cost	$10,962	$9,337
Gross unrealized gains	27,750	28,380
Gross unrealized losses	(70)	—

Total fair value	$38,642	$37,717

Fair value:
American Express Company	$7,788	$8,546
The Coca-Cola Company	8,334	8,328
Other equity securities	22,520	20,843

Total	$38,642	$37,717

     Unrealized losses at March 31, 2005 shown in the table consisted of securities whose cost exceeded fair value for less than twelve months.

Note 5. Loans and Receivables

     Receivables of insurance and other businesses are comprised of the following (in millions).

	March 31,	December 31,
	2005	2004
Insurance premiums receivable	$4,605	$3,968
Reinsurance recoverables	2,616	2,556
Trade and other receivables	5,451	5,225
Allowances for uncollectible accounts	(416)	(458)

	$12,256	$11,291

     Loans and finance receivables of finance and financial products businesses are comprised of the following (in millions).

	March 31,	December 31,
	2005	2004
Consumer installment loans and finance receivables	$8,140	$7,740
Commercial loans and finance receivables	1,499	1,496
Allowances for uncollectible loans	(74)	(61)

	$9,565	$9,175

Q/E 3/31/05

FORM 10-Q

Notes To Interim Consolidated Financial Statements (Continued)

Note 6. Deferred income tax liabilities

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are shown below (in millions).

	March 31,	December 31,
	2005	2004
Deferred tax liabilities:
Unrealized appreciation of investments	$10,608	$11,020
Deferred charges reinsurance assumed	919	955
Property, plant and equipment	1,221	1,201
Investments	454	497
Other	665	677

	13,867	14,350

Deferred tax assets:
Unpaid losses and loss adjustment expenses	(929)	(1,129)
Unearned premiums	(417)	(388)
Other	(1,637)	(1,659)

	(2,983)	(3,176)

Net deferred tax liability	$10,884	$11,174

Note 7. Notes payable and other borrowings

     Notes payable and other borrowings of Berkshire and its subsidiaries are summarized below. Amounts are in millions.

	March 31,	December 31,
	2005	2004
Insurance and other:
Issued by Berkshire:
SQUARZ notes due 2007	$400	$400
Investment Agreements due 2012-2033	395	406
Issued by subsidiaries and guaranteed by Berkshire:
Commercial paper and other short-term borrowings	1,120	1,139
Other debt due 2006-2035	315	315
Issued by subsidiaries and not guaranteed by Berkshire due 2005-2041	1,048	1,190

	$3,278	$3,450

Finance and financial products:
Issued by Berkshire Hathaway Finance Corporation and guaranteed by Berkshire:
3.4% notes due 2007	$699	$699
3.375% notes due 2008	1,049	1,049
Floating rate notes due 2008	1,247	—
4.20% notes due 2010	497	497
4.125% notes due 2010	1,493	—
4.625% notes due 2013	948	948
5.1% notes due 2014	401	401
4.85% notes due 2015	994	—
Issued by other subsidiaries and guaranteed by Berkshire	335	344
Issued by subsidiaries and not guaranteed by Berkshire due 2005-2030	1,451	1,449

	$9,114	$5,387

     On January 4, 2005, Berkshire Hathaway Finance Corporation issued $3.75 billion aggregate par amount of medium term notes. The proceeds from the notes were used to finance a loan portfolio acquisition by Clayton Homes that occurred on December 30, 2004.

Q/E 3/31/05

FORM 10-Q

Notes To Interim Consolidated Financial Statements (Continued)

Note 8. Common stock

     The following table summarizes Berkshire’s common stock activity during the first quarter of 2005.

	Class A common stock	Class B common stock
	(1,650,000 shares authorized)	(55,000,000 shares authorized)
	Issued and Outstanding	Issued and Outstanding
Balance at December 31, 2004	1,268,783	8,099,175
Conversions of Class A common stock to Class B common stock and other	(2,141)	85,867

Balance at March 31, 2005	1,266,642	8,185,042

     Each share of Class A common stock is convertible, at the option of the holder, into thirty shares of Class B common stock. Class B common stock is not convertible into Class A common stock. Class B common stock has economic rights equal to one-thirtieth (1/30) of the economic rights of Class A common stock. Accordingly, on an equivalent Class A common stock basis, there are 1,539,477 shares outstanding at March 31, 2005 and 1,538,756 shares outstanding at December 31, 2004. Each Class A common share is entitled to one vote per share. Each Class B common share possesses the voting rights of one-two-hundredth (1/200) of the voting rights of a Class A share. Class A and Class B common shares vote together as a single class.

Note 9. Comprehensive income

     Berkshire’s comprehensive income for the first quarter of 2005 and 2004 is shown in the table below (in millions).

	First Quarter
	2005	2004
Net earnings	$1,363	$1,550

Other comprehensive income:
Increase (decrease) in unrealized appreciation of investments	(1,182)	806
Applicable income taxes and minority interests	412	(294)
Other	(66)	49
Applicable income taxes and minority interests	(18)	(20)

	(854)	541

Comprehensive income	$509	$2,091

Note 10. Pension plans

     The components of net periodic pension expense for the first quarter of 2005 and 2004 are as follows (in millions).

	First Quarter
	2005	2004
Service cost	$26	$26
Interest cost	48	48
Expected return on plan assets	(46)	(43)
Net amortization, deferral and other	1	4

	$29	$35

     Expected contributions to defined benefit plans in 2005 are not expected to differ significantly from amounts disclosed in Note 19 to the Consolidated Financial Statements included in the 2004 Annual Report.

Q/E 3/31/05

FORM 10-Q

Notes To Interim Consolidated Financial Statements (Continued)

Note 11. Business segment data

     A disaggregation of Berkshire’s consolidated data for the first quarter of 2005 and 2004 is as follows. Amounts are in millions.

	Revenues
	First Quarter
	2005	2004
Operating Businesses:
Insurance group:
Premiums earned:
GEICO	$2,388	$2,108
General Re	1,658	1,815
Berkshire Hathaway Reinsurance Group	985	802
Berkshire Hathaway Primary Group	300	277
Investment income	792	663

Total insurance group	6,123	5,665
Apparel	559	517
Building products	1,109	948
Finance and financial products	1,019	824
Flight services	767	739
McLane Company	5,652	5,341
Retail	603	585
Shaw Industries	1,294	1,226
Other businesses	715	709

	17,841	16,554

Reconciliation of segments to consolidated amount:
Investment gains (losses)	(106)	647
Other revenues	15	8
Eliminations and other	(116)	(25)

	$17,634	$17,184

	Earnings (loss) before taxes
	First Quarter
	2005	2004
Operating Businesses:
Insurance group:
Underwriting gain (loss):
GEICO	$312	$223
General Re	19	42
Berkshire Hathaway Reinsurance Group	143	22
Berkshire Hathaway Primary Group	18	9
Net investment income	787	658

Total insurance group	1,279	954
Apparel	72	70
Building products	175	119
Finance and financial products	199	142
Flight services	7	30
McLane Company	69	56
Retail	29	24
Shaw Industries	88	103
Other businesses	81	72

	1,999	1,570

Reconciliation of segments to consolidated amount:
Investment gains (losses)	(120)	636
Equity in earnings of MidAmerican Energy Holdings Company	141	138
Interest expense, excluding interest allocated to business segments	(21)	(23)
Eliminations and other	(26)	(21)

	$1,973	$2,300

Q/E 3/31/05

FORM 10-Q

Notes To Interim Consolidated Financial Statements (Continued)

Note 12. Contingencies

     General Reinsurance Corporation (“General Reinsurance”), a wholly owned subsidiary of General Re Corporation (“General Re”) and an indirect wholly owned subsidiary of Berkshire, is continuing to cooperate fully with the U.S. Attorney for the Eastern District of Virginia, Richmond Division (the “U.S. Attorney”) and the Department of Justice in Washington (the “DOJ”) in their ongoing investigation of Reciprocal of America (“ROA”). The U.S. Attorney and the DOJ have continued to request additional information from General Reinsurance regarding ROA and its affiliate, First Virginia Reinsurance, Ltd. The U.S. Attorney and the DOJ have also interviewed a number of current and former officers and employees of General Re and General Reinsurance, and have indicated they plan to interview additional such individuals. General Reinsurance and four of its current and former employees, including a former president, originally received subpoenas for documents from the U.S. Attorney in connection with the U.S. Attorney’s investigation of ROA in October 2003.

     General Re, Berkshire, and certain of its other insurance subsidiaries, including National Indemnity Company (“NICO”) have also been continuing to cooperate fully with the U.S. Securities and Exchange Commission (“SEC”) and the New York State Attorney General (“NYAG”) in their ongoing investigations of non-traditional products. The U.S. Attorney and the DOJ have also been working with the SEC and the NYAG in connection with these investigations. General Re, Berkshire and NICO have been responding to subpoenas from the SEC and the NYAG originally issued in January 2005 by providing information relating to transactions between General Reinsurance or NICO (or their subsidiaries) and other insurers. In particular, General Re and Berkshire have been responding to requests from all of the governmental authorities involved in these investigations for information relating to certain transactions that may have been accounted for incorrectly by counterparties of General Reinsurance (or its subsidiaries), including in at least one case American International Group (“AIG”). Berkshire understands that the government is reviewing the role of General Re and its subsidiaries, as well as that of their counterparties, in these transactions. The SEC, NYAG, DOJ and the U.S. Attorney have jointly interviewed a number of current and former officers and employees of General Re and General Reinsurance as well as Berkshire’s Chairman and CEO, Warren E. Buffett. On May 2, 2005, a Senior Vice President of General Reinsurance received a “Wells” notice from the staff of the SEC in connection with its ongoing investigation. The Wells notice states that the staff of the SEC is considering recommending that the SEC bring a civil injunctive action and seek civil penalties against this individual, alleging that the individual violated or aided and abetted violations of the Securities Exchange Act of 1934.

     Various state insurance departments have issued subpoenas or otherwise requested that General Reinsurance, NICO and their affiliates provide documents and information relating to non-traditional products. The Office of the Connecticut Attorney General has also made a similar request of General Reinsurance. General Reinsurance, NICO and their affiliates have been cooperating fully with these subpoenas and requests.

     On April 14, 2005, the Australian Prudential Regulation Authority (“APRA”) announced an investigation involving General Reinsurance Australia Limited (“GRA”). APRA has appointed an inspector under section 52 of the Insurance Act 1973 to conduct an investigation of GRA’s financial or finite reinsurance business. GRA will cooperate fully with this investigation.

     On April 15, 2005, the Financial Services Authority (“FSA”) advised General Reinsurance that it is investigating an officer of General Reinsurance’s affiliate, Faraday Group, and a former officer of another General Reinsurance affiliate, Cologne Reinsurance Company (Dublin) Limited (“CRD”), with respect to “finite risk reinsurance transactions” (as set forth in the FSA notice), including transactions between CRD and several other insurers. Further, the Irish Financial Services Regulatory Authority has requested that CRD provide information relating to “finite reinsurance” (as set forth in the request). General Reinsurance and its affiliates will cooperate fully with these investigations and requests for information.

     Berkshire cannot at this time predict the outcome of these investigations, is unable to estimate a range of possible loss, if any, and cannot predict whether or not that outcome will have a material adverse effect on Berkshire’s business or results of operations for at least the quarterly period when these investigations are completed or otherwise resolved.

     General Reinsurance received a Summons and a Consolidated Amended Class Action Complaint on April 29, 2005, in the matter captioned In re American International Group Securities Litigation, Case No. 04-CV-8141-(LTS), United States District Court, Southern District of New York. General Reinsurance and its former Chief Executive Officer, Ronald Ferguson, are identified as defendants in this matter. The complaint alleges that AIG and certain other defendants violated Federal securities laws, but does not assert any causes of action against General Reinsurance or Mr. Ferguson. Berkshire cannot at this time predict the outcome of this action, is unable to estimate a range of possible loss, if any, and cannot predict whether or not that outcome will have a material adverse effect on Berkshire’s business or results of operations for at least the quarterly period when this action is resolved.

Q/E 3/31/05

FORM 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Net earnings for the first quarter of 2005 and 2004 are disaggregated in the table that follows. Amounts are after deducting minority interests and income taxes. Dollar amounts are in millions.

	First Quarter
	2005	2004
Insurance – underwriting	$319	$192
Insurance – investment income	554	455
Non-insurance businesses	449	378
Equity in earnings of MidAmerican Energy Holdings Company	141	138
Interest expense, unallocated	(12)	(15)
Other	(11)	(13)
Investment gains (losses)	(77)	415

Net earnings	$1,363	$1,550

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

     Accordingly, Berkshire’s reportable business segments are organized in a manner that reflects how Berkshire’s top management views those business activities. Certain businesses have been grouped based upon similar products or product lines, marketing, selling and distribution characteristics even though those businesses are operated by separate local management. There are approximately 40 separate reporting units. Reference is made to Note 11 to the Interim Consolidated Financial Statements in this report and Note 21 to the Consolidated Financial Statements included in Berkshire’s Annual Report for the year ended December 31, 2004.

       Insurance — Underwriting

     A summary follows of underwriting results from Berkshire’s insurance businesses for the first quarter of 2005 and 2004. Dollar amounts are in millions.

	First Quarter
	2005	2004
Underwriting gain attributable to:
GEICO	$312	$223
General Re	19	42
Berkshire Hathaway Reinsurance Group	143	22
Berkshire Hathaway Primary Group	18	9

Underwriting gain – pre-tax	492	296
Income taxes and minority interests	173	104

Net underwriting gain	$319	$192

     Berkshire engages in both primary insurance and reinsurance of property and casualty risks. Through General Re, Berkshire also reinsures life and health risks. In primary insurance activities, Berkshire subsidiaries assume defined portions of the risks of loss from persons or organizations that are directly subject to the risks. In reinsurance activities, Berkshire subsidiaries assume defined portions of similar or dissimilar risks that other insurers or reinsurers have subjected themselves to in their own insuring activities. Berkshire’s principal insurance businesses are: (1) GEICO, one of the five largest auto insurers in the U.S., (2) General Re, (3) Berkshire Hathaway Reinsurance Group (“BHRG”) and (4) Berkshire Hathaway Primary Group. Berkshire’s management views insurance businesses as possessing two distinct operations – underwriting and investing. Accordingly, Berkshire evaluates performance of underwriting operations without any allocation of investment income.

     Periodic underwriting results can be affected significantly by changes in estimates for unpaid losses and loss adjustment expenses, including amounts established for occurrences in prior years. Reference is made to the Critical Accounting Policies in Management’s Discussion and Analysis section of Berkshire’s Annual Report for the year ended December 31, 2004 for information concerning the loss reserve estimation process. In addition, the timing and amount of catastrophe losses can produce significant volatility in periodic underwriting results.

Q/E 3/31/05

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

     GEICO’s pre-tax underwriting results for the first quarter of 2005 and 2004 are summarized in the table below. Dollar amounts are in millions.

	First Quarter
	2005		2004
	Amount	%	Amount	%
Premiums earned	$2,388	100.0	$2,108	100.0

Losses and loss expenses.	1,651	69.1	1,504	71.3
Underwriting expenses	425	17.8	381	18.1

Total losses and expenses	2,076	86.9	1,885	89.4

Pre-tax underwriting gain	$312		$223

     Premiums earned in the first quarter of 2005 were $2,388 million, an increase of $280 million (13.3%) over the first quarter of 2004. The growth in premiums earned for voluntary auto was 13.4% and reflects a 12.6% increase in policies-in-force during the past year. Policies-in-force over the last twelve months increased 9.9% in the preferred risk auto line and increased 21.2% in the standard and nonstandard auto lines. Voluntary auto new business sales in the first quarter of 2005 increased 20.1% compared to 2004. Voluntary auto policies-in-force at March 31, 2005 were 245,000 higher than at December 31, 2004. During the third quarter of 2004, GEICO began selling auto insurance in New Jersey, which contributed to first quarter 2005 in-force policy growth. In late 2004 and early 2005, GEICO reduced premium rates in certain markets as a result of improved loss experience.

     Losses and loss adjustment expenses incurred for the first quarter of 2005 totaled $1,651 million, an increase of $147 million (9.8%) over the first quarter of 2004. The loss ratio was 69.1% in the first quarter of 2005 compared to 71.3% in 2004. The loss ratio in 2005 reflects lower claim frequencies for collision and bodily injury coverages (ranging from four to seven percent), partially offset by increased claim severity for bodily injury (two to five percent), property damage (four to five percent) and collision (seven to ten percent). Losses from catastrophe events for the first quarter of 2005 and 2004 were insignificant. Underwriting expenses increased 11.5% in the first quarter of 2005 to $425 million, reflecting increased costs of acquiring business, including advertising costs.

     GEICO’s underwriting results for the first quarter of 2005 were exceptional. The recent rate reductions, when fully effective, are expected to reduce underwriting profitability. Absent large catastrophe losses, GEICO’s underwriting results are expected to be favorable over the remainder of 2005.

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

Q/E 3/31/05

FORM 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     General Re (Continued)

     General Re’s pre-tax underwriting results for the first quarter of 2005 and 2004 are summarized below. Dollar amounts are in millions.

	First Quarter
	Premiums earned		Pre-tax underwriting gain (loss)
	2005	2004	2005	2004
Property/casualty:
North American	$580	$764	$19	$18
International	527	595	(13)	19
Life/health	551	456	13	5

	$1,658	$1,815	$19	$42

     General Re strives to generate long-term pre-tax underwriting gains in essentially all of its product lines. Underwriting performance is not evaluated based upon market share and underwriters are instructed to reject inadequately priced risks. In general, net premiums written in the first quarter of 2005 decreased due to maintaining underwriting discipline, as price competition appears to be increasing in certain property/casualty markets.

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

     Premiums earned in the first quarter of 2005 declined from the first quarter of 2004 by $184 million (24.1%). The decline in premiums earned reflected a net reduction of business written as cancellations/non-renewals exceeded new contracts and a minimal effect from premium rate changes. Premiums written in the first quarter of 2005 declined 30.2% from amounts written in the first quarter of 2004. Absent a change in market conditions, written and earned premiums will likely decline over the remainder of 2005 in comparison with 2004.

     The North American property/casualty business produced pre-tax underwriting gains of $19 million and $18 million in the first quarter of 2005 and 2004, respectively. Results for the first quarter of 2005 consisted of $81 million in underwriting gains from property lines and $62 million of underwriting losses from casualty lines. There was no net gain or loss incurred in the first quarter of 2005 from changes to estimates for prior year loss occurrences. In 2004, underwriting results included a net loss of $28 million from increases to loss estimates for prior years. Results in 2005 and 2004 reflect the favorable effects of re-pricing efforts and improved contract terms and conditions implemented in recent years. Underwriting results in 2005 and 2004 also benefited from the absence of major catastrophes and other large individual property losses ($20 million or greater).

International property/casualty

     Premiums earned in the first quarter of 2005 declined from the first quarter of 2004 by $68 million (11.4%). In local currencies, premiums earned in 2005 declined 15.7% compared to 2004. The decline in premiums earned in 2005 was attributed to maintaining disciplined underwriting, which included the non-renewal of unprofitable business in the United Kingdom and Continental Europe.

     The international property/casualty business produced a pre-tax underwriting loss of $13 million in the first quarter of 2005 compared to an underwriting gain of $19 million in the first quarter of 2004. Results for the first quarter of 2005 included catastrophe losses of $32 million from winter storm Erwin, which affected Northern Europe in January 2005. In the first quarter of 2004, there were no significant catastrophe or large individual property losses. In the first quarter of 2005 and 2004, international property and casualty results included gains of $18 million and $16 million, respectively, from reductions in reserve estimates for loss occurrences of prior years. The gains related primarily to property and aviation coverages.

Life/health

     Life/health premiums earned in the first quarter of 2005 increased $95 million (20.8%) compared with the same period in 2004. Adjusting for the effects of foreign currency exchange, premiums earned increased 16.8% in 2005 versus 2004. The increase in 2005 was primarily attributed to the life business in Australia, Asia and Europe. Life/health operations produced pre-tax underwriting gains of $13 million for the first quarter of 2005 and $5 million for the same period in 2004. In 2005, the underwriting gain included a gain of $18 million related to the life business, compared to a $6 million gain in 2004.

Q/E 3/31/05

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

     BHRG’s pre-tax underwriting results for the first quarter of 2005 and 2004 are summarized in the table below. Dollar amounts are in millions.

	First Quarter
	Premiums earned		Pre-tax underwriting gain (loss)
	2005	2004	2005	2004
Catastrophe and individual risk	$356	$301	$141	$208
Retroactive reinsurance	—	—	(98)	(198)
Other multi-line	629	501	100	12

	$985	$802	$143	$22

     Premiums earned from catastrophe and individual risk contracts in the first quarter were $356 million in 2005 and $301 million in 2004. Premiums written during the first quarter of 2005 were $604 million versus $687 million in 2004.

     The underwriting gains from catastrophe and individual risk business in 2005 included losses of $47 million from 2005 events, primarily European winter storm Erwin as well as approximately $50 million of additional losses incurred in connection with the hurricanes in 2004 affecting the Southeast U.S. and Caribbean and the Southeast Asia tsunami. Results for the first quarter of 2004 reflected relatively low levels of catastrophe losses and other large individual property losses. The timing and magnitude of losses may produce extraordinary volatility in periodic underwriting results of BHRG’s catastrophe and individual risk business. A single event could potentially produce a pre-tax gross loss of approximately $5 billion. Such volatility is accepted, however, provided that the long-term prospect of achieving an underwriting profit is reasonable.

     Retroactive policies normally provide very large, but limited, indemnification of unpaid losses and loss adjustment expenses with respect to past loss events, which are generally expected to be paid over long periods of time. Loss payments have not commenced on several contracts, which are subject to specified loss retentions by the counterparties to the contracts. No new retroactive reinsurance policies were written during the first quarter of 2005 or 2004.

     The underwriting losses from retroactive reinsurance are primarily attributed to the amortization of deferred charges established on the retroactive reinsurance contracts. The deferred charges, which represent the difference between the policy premium and the estimated ultimate claim reserves, are amortized over the expected claim payment period using the interest method. The amortization charges are recorded as losses incurred and, therefore, produce underwriting losses. The level of amortization in a given period is based upon estimates of the timing and amount of future loss payments. During the first quarter of 2004, the estimated timing of future loss payments with respect to one large contract was accelerated. The acceleration of the estimated timing of future loss payments produced an incremental pre-tax amortization charge of approximately $100 million in the first quarter of 2004. No significant changes in estimates were made in the first quarter of 2005.

     Unamortized deferred charges at March 31, 2005 totaled approximately $2,353 million. Management believes that these charges are reasonable relative to the large amounts of float generated from these policies, which totaled about $7.6 billion at March 31, 2005. Income generated from the investment of float is reflected in net investment income and investment gains.

     Premiums earned in the first quarter of 2005 from other multi-line reinsurance totaled $629 million, an increase of $128 million (25.5%) over the first quarter of 2004. The comparative increase was attributed to an increase in premiums earned through Lloyd’s syndicates as well as aviation pools and workers’ compensation programs. Other multi-line reinsurance premiums written declined approximately 26% in the first quarter of 2005 versus 2004. Absent the acceptance of new business, premiums earned over the remainder of 2005 will likely decline in comparison to 2004. Net underwriting results in the first quarter of 2005 reflected increased underwriting gains from property coverages as well as a gain from the reduction of prior year reserve estimates for certain casualty exposures.

Q/E 3/31/05

FORM 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Berkshire Hathaway Primary Group

     Premiums earned by Berkshire’s various other primary insurers totaled $300 million for the first quarter of 2005, an increase of $23 million (8.3%) over the first quarter of 2004. The increase in premiums earned was principally attributed to the NICO Primary group and the Homestate group. For the first three months, Berkshire’s other primary insurers produced underwriting gains of $18 million in 2005 and $9 million in 2004.

       Insurance — Investment Income

     Net investment income produced by Berkshire’s insurance and reinsurance businesses for the first quarter of 2005 and 2004 is summarized in the table below. Dollar amounts are in millions.

	First Quarter
	2005	2004
Investment income before taxes	$787	$658
Applicable income taxes and minority interests	233	203

Investment income after taxes and minority interests	$554	$455

     Pre-tax investment income earned by Berkshire’s insurance businesses in the first quarter of 2005 totaled $787 million, an increase of $129 million (19.6%) from the first quarter of 2004. The increase in investment income reflects the higher short-term interest rates in the United States in the first quarter of 2005 as compared to 2004. Partially offsetting the effect of the increase in short-term rates was a decline in corporate bonds over the last half of 2004 and first quarter of 2005. Cash generated from the dispositions was primarily reinvested in short-term/low yield instruments. Cash and cash equivalents has grown from $33.3 billion at March 31, 2004 ($38.7 billion at December 31, 2004) to about $43.3 billion at March 31, 2005.

     The increase in short-term interest rates is expected to produce increases in investment income over the remainder of 2005 as compared with 2004. While the exceptionally high level of cash and cash equivalents is expected to depress Berkshire’s current investment earnings over the short-term, Berkshire’s management believes it is currently the best alternative in preserving capital and maintaining flexibility to make significant acquisitions in the future when opportunities arise.

     A summary of investments held in Berkshire’s insurance businesses follows. Dollar amounts are in millions.

	March 31,	Dec. 31,	March 31,
	2005	2004	2004
Cash and cash equivalents	$43,324	$38,706	$33,308
Marketable equity securities	38,364	37,420	35,733
Fixed maturity securities	22,078	22,831	24,923
Other	1,975	2,059	2,728

	$105,741	$101,016	$96,692

     Fixed maturity securities as of March 31, 2005 were as follows. Dollar amounts are in millions.

	Amortized	Unrealized
	Cost	Gains	Fair value
U.S. Treasury, government corporations and agencies	$1,803	$5	$1,808
States, municipalities and political subdivisions	3,416	111	3,527
Foreign governments	7,233	71	7,304
Corporate bonds and redeemable preferred stocks, investment grade	3,499	270	3,769
Corporate bonds and redeemable preferred stocks, non-investment grade	2,468	1,318	3,786
Mortgage-backed securities	1,810	74	1,884

	$20,229	$1,849	$22,078

     All U.S. government obligations are rated AAA by the major rating agencies and approximately 95% of all state, municipal and political subdivisions, foreign government obligations and mortgage-backed securities were rated AA or higher by the major rating agencies. Non-investment grade securities represent securities that are rated below BBB- or Baa3. Fair value reflects quoted market prices where available or, if not available, prices obtained from independent pricing services.

Q/E 3/31/05

FORM 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

       Insurance — Investment Income (Continued)

     Invested assets of insurance businesses derive from shareholder capital, including reinvested earnings, as well net liabilities assumed under insurance contracts or “float.” The major components of float are unpaid losses, unearned premiums and other liabilities to policyholders reduced by premiums and reinsurance receivables, deferred charges assumed under retroactive reinsurance contracts and deferred policy acquisition costs. Float totaled approximately $46.7 billion at March 31, 2005, $46.1 billion at December 31, 2004 and $45.0 billion at March 31, 2004. The cost of float, as represented by the ratio of pre-tax underwriting gain or loss to average float, was negative in both the first quarter of 2005 and for the full year of 2004, as Berkshire’s insurance businesses generated pre-tax underwriting gains.

       Non-Insurance Businesses

     Results of operations of Berkshire’s diverse non-insurance businesses for the first quarter of 2005 and 2004 are summarized in the following table. Dollar amounts are in millions.

	First Quarter
	2005	2004
Pre-tax earnings	$720	$616
Income taxes and minority interests	271	238

Net earnings	$449	$378

     A comparison of first quarter revenues and pre-tax earnings for the non-insurance business segments follows. Dollar amounts are in millions.

	First Quarter
	Revenues		Pre-tax Earnings
	2005	2004	2005	2004
Apparel	$559	$517	$72	$70
Building products	1,109	948	175	119
Finance and financial products	1,019	824	199	142
Flight services	767	739	7	30
McLane Company	5,652	5,341	69	56
Retail	603	585	29	24
Shaw Industries	1,294	1,226	88	103
Other businesses	715	709	81	72

	$11,718	$10,889	$720	$616

     Berkshire’s apparel businesses generated sales of $559 million for the first quarter of 2005, an increase of $42 million (8.1%) over the first quarter of 2004. Most of the first quarter sales increase was attributed to a 10.9% increase in unit volume sales by Fruit of the Loom. In addition, first quarter 2005 sales from Berkshire’s footwear businesses increased slightly over 2004. Pre-tax earnings of Berkshire’s apparel businesses in the first quarter of 2005 were $72 million, an increase of $2 million (2.9%) over 2004. The positive effect of increased sales of Fruit of the Loom was offset by higher raw material costs and higher advertising expenses. Pre-tax earnings of Berkshire’s footwear businesses totaled $7 million in the first quarter of 2005 versus $4 million in 2004.

     Revenues and pre-tax earnings for the first quarter of 2005 of Berkshire’s building products group increased $161 million (17.0%) and $56 million (47.1%), respectively, over revenues and pre-tax earnings for the first quarter of 2004. Increased revenues were generated from sales of connector plate and truss machinery (29%), insulation, roofing and engineered products (20%), paint and coatings (7%) and bricks and blocks (9%). The increases in revenues in 2005 were primarily attributed to higher average selling prices for most products, particularly for connector plates, truss components, insulation and roofing products. Favorable residential housing construction continued in the first quarter of 2005. Increases in raw material costs during 2004 and in early 2005 and higher energy costs have driven production costs higher. The increase in pre-tax earnings was principally due to the insulation and roofing products businesses.

Q/E 3/31/05

FORM 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

       Non-Insurance Businesses (Continued)

     Revenues generated by Berkshire’s finance and financial products businesses for the first quarter of 2005 totaled $1,019 million, an increase of $195 million (23.7%) over the first quarter of 2004. The increase in revenues was primarily attributed to a $331 million increase in revenues of Clayton Homes (“Clayton”), consisting of higher sales of manufactured homes as well as an increase in interest income from comparatively higher installment loan balances. In addition, revenues in the first quarter of 2004 included $135 million from the consolidation of Value Capital L.P. Revenues and expenses of this entity were consolidated in Berkshire’s finance group for the first six months of 2004. As a result of a significant decline in the percentage of Berkshire’s economic interest in Value Capital, Berkshire ceased consolidation of Value Capital effective July 1, 2004 and thereafter reported its economic interest on a net basis pursuant to the equity method. Additional information concerning Berkshire’s investment in Value Capital is contained in Note 15 to the Consolidated Financial Statements in the 2004 Annual Report.

     Pre-tax earnings from finance businesses, excluding investment gains, for the first quarter of 2005 totaled $199 million, an increase of $57 million (40.1%) from the first quarter of 2004. Pre-tax earnings in 2005 from Clayton’s manufactured housing activities increased $52 million due to increased earnings from lending and finance activities as well as improved operating margins with respect to manufactured home sales. Pre-tax earnings from furniture and transportation equipment leasing activities in the first quarter of 2005 increased $17 million over 2004. Net interest earned from proprietary investing activities declined about $8 million as a result of comparatively lower invested assets and reduced net interest rate spreads as the cost of borrowings under short-term repurchase agreements increased.

     Revenues from flight services for the first quarter of 2005 exceeded 2004 by $28 million (3.8%). The total revenue increase reflected a 26% increase in flight operations revenue, an 11% increase in pilot training revenues and simulator sales, offset by a 35% decrease in fractional aircraft sales. The increase in flight operations revenue reflects a twelve percent increase in total flight hours, and a higher mix of larger cabin aircraft usage, which generate higher operating revenue. The increased revenue from FlightSafety was primarily attributed to an 8% increase in simulator usage.

     Pre-tax earnings of the flight services segment for the first quarter totaled $7 million in 2005 and $30 million in 2004. Pre-tax earnings in the first quarter of 2005 of FlightSafety decreased $2 million from 2004 as the increases in revenues were exceeded by higher payroll, depreciation and other operating costs. In the first quarter of 2005, NetJets experienced unusually high shortages of available aircraft in the NetJets program due to peaks in customer usage. Consequently, incremental costs were incurred to charter additional aircraft to meet peak demand. Such costs are not fully recoverable from clients and produced an incremental net loss in 2005 of approximately $32 million. Pre-tax earnings of NetJets in the first quarter of 2004 included a charge of $11 million related to the write-down of the carrying value of certain aircraft. There were no losses from asset write-downs in 2005. NetJets and FlightSafety continue to be leaders in the aircraft fractional ownership and training markets.

     Revenues from the McLane distribution business were $5,652 million for the first quarter of 2005, an increase of $311 million (5.8%) over 2004. Pre-tax earnings totaled $69 million for the first quarter of 2005, an increase of $13 million (23.2%) over 2004. McLane’s business is marked by high sales volume and low profit margins. Approximately one-third of McLane’s total sales are to Wal-Mart Stores, Inc. The increases in revenues in 2005 were primarily due to growth in restaurant food service business customers. The increase in pre-tax earnings was primarily attributed to a $10 million gain from a tax litigation settlement.

     Revenues from Berkshire’s various home furnishing and jewelry retailers for the first quarter of 2005 totaled $603 million, an increase of $18 million (3.1%) over the first quarter of 2004. First quarter revenues of home furnishings were $445 million in 2005 and $437 million in 2004. Same store sales in the first quarter of 2005 declined about 1.8% compared to 2004, as increases in jewelry sales were more than offset by declines in home furnishings. Pre-tax earnings of the retailing group for the first quarter of 2005 totaled $29 million, an increase of $5 million (20.8%) over the first quarter of 2004.

     Revenues of Shaw Industries in the first quarter of 2005 totaled $1,294 million, an increase of $68 million (5.5%) over the first quarter of 2004. The higher revenue levels in 2005 reflected an increase in average net selling prices, partially offset by a reduction in unit volume of carpet sold. Pre-tax earnings for the first quarter of 2005 were $88 million, a decrease of $15 million (14.6%) from the first quarter of 2004. The comparative decline in pre-tax earnings was due primarily to the effects of repeated increases in petroleum-based raw material costs, which have outpaced the increases in average net selling prices. In addition, product sample costs increased in 2005 as compared to 2004.

Q/E 3/31/05

FORM 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

       Equity in Earnings of MidAmerican Energy Holdings Company

     Earnings from MidAmerican represent Berkshire’s share of MidAmerican’s net earnings as determined under the equity method, which for the first quarter totaled $141 million in 2005 and $138 million in 2004. Berkshire’s share of first quarter 2004 earnings included a loss of approximately $11 million from an operation that was discontinued in the third quarter of 2004. In 2005, earnings from MidAmerican’s Iowa utility and U.K. electricity businesses declined and were partially offset by lower effective income tax rates. See Note 2 for additional information regarding Berkshire’s investments in MidAmerican.

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

	First Quarter
	2005	2004
Investment gains (losses) from -
Sales of investments -
Insurance and other	$273	$335
Finance and financial products	4	19
OTTI securities	(2)	(3)
Foreign currency forward contracts	(307)	240
Life settlement contracts	(26)	(105)
Other	(62)	150

Investment gains (losses) before income taxes and minority interests	(120)	636
Income taxes and minority interests	(43)	221

Net investment gains (losses)	$(77)	$415

     Prior to January 1, 2004, Berkshire accounted for investments in life settlement contracts on the cost basis. Therefore, the cost of the investment included the initial purchase price plus periodic maintenance costs. Beginning in 2004, as a result of obtaining information which suggested that the SEC believed that a different accounting method should be used, these investments are being accounted for under FASB Technical Bulletin (“FTB”) 85-4 “Accounting for Purchases of Life Insurance.” Under FTB 85-4, the carrying value of each contract at purchase and at the end of each reporting period is equal to the cash surrender value of the contract. Cash paid to purchase these contracts that is in excess of the cash surrender value at the date of purchase is recognized as a loss immediately and periodic maintenance costs, such as premiums necessary to keep the underlying policy in force, are charged to earnings immediately. The life insurance benefits are payable to the Company. The pre-tax loss in 2004 included $73 million related to life settlement contracts held at December 31, 2003. Despite the accounting loss recorded for these contracts, management views these contracts to have a current value no less than the cost paid for the policies plus any subsequent maintenance costs and believes these contracts will produce satisfactory earnings.

     Gains and losses from foreign currency contracts arise as the value of the U.S. dollar changes against certain foreign currencies. Small changes in certain foreign currency exchange rates can produce material changes in the fair value of these contracts given the large net notional value of Berkshire’s open contracts ($21.8 billion as of March 31, 2005) and consequently, may produce exceptional volatility in reported earnings in a given period. During the first quarter, the value of most foreign currencies decreased relative to the U.S. dollar. Thus, a net loss of $307 million was incurred in the first quarter of 2005. Berkshire first began “shorting” the U.S. dollar in 2002 and since inception in 2002 to March 31, 2005, has recognized pre-tax gains of $2,652 million from forward currency forward contracts, of which $1,730 million has been received from counterparties in cash.

     For many years, Berkshire has held an investment in common stock of The Gillette Company (“Gillette”). On January 28, 2005, The Procter & Gamble Company (“PG”) announced it had signed an agreement to acquire 100% of Gillette. Under the terms of the agreement, PG has agreed to issue 0.975 shares of its common stock for each outstanding share of Gillette common stock. The transaction which is subject to certain conditions is expected to close in the second half of 2005. Based upon recent trading prices of PG common stock and the number of Gillette shares owned at March 31, 2005, Berkshire anticipates that it will recognize a pre-tax investment gain of approximately $4.5 billion when the transaction closes.

Q/E 3/31/05

FORM 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition

     Berkshire’s balance sheet continues to reflect significant liquidity and a strong capital base. Consolidated shareholders’ equity at March 31, 2005 totaled $86.5 billion. Consolidated cash and invested assets, excluding assets of finance and financial products businesses, totaled approximately $107.1 billion at March 31, 2005 (including cash and cash equivalents of $44.1 billion) and $102.9 billion at December 31, 2004 (including $40.0 billion in cash and cash equivalents). The increase in cash and equivalents of non-finance operations during the first quarter was due in large part to a $3.0 billion capital distribution received from a finance business affiliate.

     Berkshire’s consolidated notes payable and other borrowings, excluding borrowings of finance businesses, totaled $3,278 million at March 31, 2005 and $3,450 million at December 31, 2004. During the first quarter of 2005 subsidiary debt and investment contracts declined $150 million due to maturities and early redemptions. Additional maturities and redemptions of debt are anticipated over the remainder of 2005.

     In May 2002, Berkshire issued the SQUARZ securities, which consist of $400 million par amount of senior notes due in November 2007 together with warrants to purchase 4,464 Class A equivalent shares of Berkshire common stock, which expire in May 2007. A warrant premium is payable to Berkshire at an annual rate of 3.75% and interest is payable to note holders at a rate of 3.00%. Each warrant provides the holder the right to purchase either 0.1116 shares of Class A or 3.348 shares of Class B stock for $10,000. In addition, holders of the senior notes have the option to require Berkshire to repurchase the senior notes at par on May 15, 2005 and May 15, 2006, provided that the holders also surrender a corresponding amount of warrants for cancellation. All warrants and senior notes were outstanding as of March 31, 2005.

     Assets of the finance and financial products businesses totaled $27.2 billion at March 31, 2005 and $30.1 billion at December 31, 2004. Liabilities totaled $22.9 billion at March 31, 2005 and $20.4 billion at December 31, 2004. Cash and cash equivalents of finance and financial products businesses decreased $756 million during the first quarter to $2,651 million as of March 31, 2005, which included proceeds from new borrowings of $3.7 billion less a $3.0 billion capital distribution to an insurance affiliate and income tax payments of approximately $550 million.

     During the first quarter of 2005, manufactured housing loans of Clayton increased approximately $400 million to about $7.9 billion as of March 31, 2005 which primarily resulted from a loan portfolio acquisition. Clayton is a leading builder of manufactured housing, provides financing to customers, and acquires other installment loan portfolios. Prior to its acquisition by Berkshire in August 2003, Clayton securitized and sold a significant portion of its installment loans through special purpose entities. In early 2003, Clayton discontinued loan securitizations and sales. In the second quarter of 2005, Clayton acquired an additional loan portfolio for approximately $1.2 billion.

     Notes payable and other borrowings of Berkshire’s finance and financial products businesses totaled $9.1 billion at March 31, 2005 and $5.4 billion at December 31, 2004. During the first quarter of 2005, Berkshire Hathaway Finance Corporation issued a total of $3.75 billion par amount of medium term notes. The proceeds of these issues were used to finance new and existing loans of Clayton. The medium term notes are guaranteed by Berkshire.

     Berkshire believes that it currently maintains sufficient liquidity to cover its existing contractual obligations and provide for contingent liquidity.

Contractual Obligations

     Berkshire and its subsidiaries have contractual obligations associated with ongoing business and financing activities, which will result in cash payments in future periods. Certain of those obligations, such as notes payable and other borrowings and related interest payments, are reflected in the Consolidated Financial Statements. In addition, Berkshire and its subsidiaries have entered into long-term contracts to acquire goods or services in the future, which are not currently reflected in the financial statements and will be reflected in future periods as the goods are delivered or services provided. As discussed in the Financial Condition section above, Berkshire Hathaway Finance Corporation issued $3.75 billion par amount of notes during the first quarter of 2005. Principal and interest with respect to such notes are expected to be paid as follows (in millions): 2005—$85 million; 2006/2007—$300 million; 2008/2009—$1,481 million; after 2009—$2,798 million. Otherwise, there were no material changes in Berkshire’s estimated contractual obligations at March 31, 2005 from those reported in Berkshire’s Form 10-K for the year ended December 31, 2004.

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

Q/E 3/31/05

FORM 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical Accounting Policies (Continued)

     For additional information on Berkshire’s critical accounting estimates, reference is made to “Critical Accounting Policies” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Berkshire’s Annual Report for the year ending December 31, 2004.

     Berkshire’s Consolidated Balance Sheet includes estimated liabilities for unpaid losses from property and casualty insurance and reinsurance contracts of $44.8 billion ($45.2 billion at December 31, 2004) and reinsurance receivables of $2.6 billion at both March 31, 2005 and December 31, 2004. Due to the inherent uncertainties in the process of establishing these amounts, the actual ultimate claim amounts will differ from the currently recorded amounts. A small percentage change in estimates of this magnitude will result in a material effect on reported earnings. For instance, a 5% change in the March 31, 2005 net estimate would produce a $2.1 billion change to pre-tax earnings. Future effects from changes in these estimates will be recorded as a component of losses incurred in the period of the change.

     Unamortized deferred charges on retroactive reinsurance policies assumed totaled $2.6 billion at March 31, 2005 ($2.7 billion at December 31, 2004). Significant changes in either the timing or ultimate amount of loss payments may have a significant effect on unamortized deferred charges and the amount of periodic amortization.

     Berkshire’s Consolidated Balance Sheet as of March 31, 2005 includes goodwill of acquired businesses of approximately $23.0 billion, relatively unchanged from December 31, 2004. These amounts were recorded as a result of Berkshire’s numerous business acquisitions accounted for under the purchase method. Prior to 2002, goodwill from each acquisition was generally amortized as a charge to earnings over periods not exceeding 40 years. Under SFAS No. 142, which was adopted by Berkshire as of January 1, 2002, periodic amortization ceased, in favor of an impairment-only accounting model.

Accounting Pronouncements to be Adopted

     In March 2004, the Emerging Issues Task Force (“EITF”) ratified additional provisions of Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The provisions of EITF 03-01 ratified in March 2004: (a) define impairments of debt and equity securities accounted for under SFAS 115, (b) provide criteria to be used by management in judging whether or not impairments are other-than-temporary, and (c) provide guidance on determining the amount of an impairment loss. These additional provisions were originally scheduled to be applied prospectively beginning July 1, 2004. Subsequently, the effective date for applying items (b) and (c) above was postponed in order to consider implementation issues. The postponed provisions are expected to become effective during 2005. The adoption of the additional provisions of EITF 03-01 is not expected to have a material effect on Berkshire’s consolidated financial statements.

     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” SFAS 151 discusses the general principles applicable to the pricing of inventory. This Statement amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material effect on Berkshire’s financial statements.

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 “Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29” (“SFAS 153”). Exchanges of non-monetary assets are generally measured at fair value for accounting purposes subject to specified exceptions. SFAS 153 eliminates the exception for non-monetary exchanges of similar productive assets in APB 29 and provides a general exception of transactions for transactions lacking commercial substance, where future cash flows are not expected to change significantly as a result of the exchange. SFAS 153 is effective for non-monetary asset exchanges occurring in periods beginning after June 15, 2005. The adoption of this standard is not expected to have a material effect on Berkshire’s financial statements.

Q/E 3/31/05

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Reference is made to Berkshire’s most recently issued Annual Report and in particular the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of March 31, 2005, there have been no material changes in the market risks described in Berkshire’s most recently issued Annual Report.

Item 4. Controls and Procedures

     As of the end of the period covered by this Quarterly Report on Form 10-Q, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Chairman (Chief Executive Officer) and the Vice President-Treasurer (Chief Financial Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chairman (Chief Executive Officer) and the Vice President-Treasurer (Chief Financial Officer) concluded that the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic SEC filings. During the quarter, there have been no significant changes in the Corporation’s internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting.

Q/E 3/31/05

FORM 10-Q

Part II Other Information

Item 1. Legal Proceedings

     General Reinsurance Corporation (“General Reinsurance”), a wholly owned subsidiary of General Re Corporation (“General Re”) and an indirect wholly owned subsidiary of Berkshire, is continuing to cooperate fully with the U.S. Attorney for the Eastern District of Virginia, Richmond Division (the “U.S. Attorney”) and the Department of Justice in Washington (the “DOJ”) in their ongoing investigation of Reciprocal of America (“ROA”). The U.S. Attorney and the DOJ have continued to request additional information from General Reinsurance regarding ROA and its affiliate, First Virginia Reinsurance, Ltd. The U.S. Attorney and the DOJ have also interviewed a number of current and former officers and employees of General Re and General Reinsurance, and have indicated they plan to interview additional such individuals. General Reinsurance and four of its current and former employees, including a former president, originally received subpoenas for documents from the U.S. Attorney in connection with the U.S. Attorney’s investigation of ROA in October 2003.

     General Re, Berkshire, and certain of its other insurance subsidiaries, including National Indemnity Company (“NICO”) have also been continuing to cooperate fully with the U.S. Securities and Exchange Commission (“SEC”) and the New York State Attorney General (“NYAG”) in their ongoing investigations of non-traditional products. The U.S. Attorney and the DOJ have also been working with the SEC and the NYAG in connection with these investigations. General Re, Berkshire and NICO have been responding to subpoenas from the SEC and the NYAG originally issued in January 2005 by providing information relating to transactions between General Reinsurance or NICO (or their subsidiaries) and other insurers. In particular, General Re and Berkshire have been responding to requests from all of the governmental authorities involved in these investigations for information relating to certain transactions that may have been accounted for incorrectly by counterparties of General Reinsurance (or its subsidiaries), including in at least one case American International Group (“AIG”). Berkshire understands that the government is reviewing the role of General Re and its subsidiaries, as well as that of their counterparties, in these transactions. The SEC, NYAG, DOJ and the U.S. Attorney have jointly interviewed a number of current and former officers and employees of General Re and General Reinsurance as well as Berkshire’s Chairman and CEO, Warren E. Buffett. On May 2, 2005, a Senior Vice President of General Reinsurance received a “Wells” notice from the staff of the SEC in connection with its ongoing investigation. The Wells notice states that the staff of the SEC is considering recommending that the SEC bring a civil injunctive action and seek civil penalties against this individual, alleging that the individual violated or aided and abetted violations of the Securities Exchange Act of 1934.

     Various state insurance departments have issued subpoenas or otherwise requested that General Reinsurance, NICO and their affiliates provide documents and information relating to non-traditional products. The Office of the Connecticut Attorney General has also made a similar request of General Reinsurance. General Reinsurance, NICO and their affiliates have been cooperating fully with these subpoenas and requests.

     On April 14, 2005, the Australian Prudential Regulation Authority (“APRA”) announced an investigation involving General Reinsurance Australia Limited (“GRA”). APRA has appointed an inspector under section 52 of the Insurance Act 1973 to conduct an investigation of GRA’s financial or finite reinsurance business. GRA will cooperate fully with this investigation.

     On April 15, 2005, the Financial Services Authority (“FSA”) advised General Reinsurance that it is investigating an officer of General Reinsurance’s affiliate, Faraday Group, and a former officer of another General Reinsurance affiliate, Cologne Reinsurance Company (Dublin) Limited (“CRD”), with respect to “finite risk reinsurance transactions” (as set forth in the FSA notice), including transactions between CRD and several other insurers. Further, the Irish Financial Services Regulatory Authority has requested that CRD provide information relating to “finite reinsurance” (as set forth in the request). General Reinsurance and its affiliates will cooperate fully with these investigations and requests for information.

     Berkshire cannot at this time predict the outcome of these investigations, is unable to estimate a range of possible loss, if any, and cannot predict whether or not that outcome will have a material adverse effect on Berkshire’s business or results of operations for at least the quarterly period when these investigations are completed or otherwise resolved.

     General Reinsurance received a Summons and a Consolidated Amended Class Action Complaint on April 29, 2005, in the matter captioned In re American International Group Securities Litigation, Case No. 04-CV-8141-(LTS), United States District Court, Southern District of New York. General Reinsurance and its former Chief Executive Officer, Ronald Ferguson, are identified as defendants in this matter. The complaint alleges that AIG and certain other defendants violated Federal securities laws, but does not assert any causes of action against General Reinsurance or Mr. Ferguson. Berkshire cannot at this time predict the outcome of this action, is unable to estimate a range of possible loss, if any, and cannot predict whether or not that outcome will have a material adverse effect on Berkshire’s business or results of operations for at least the quarterly period when this action is resolved.

Q/E 3/31/05

FORM 10-Q

Item 6. Exhibits

a.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications

SIGNATURE

     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC. (Registrant)
Date May 6, 2005	/s/ Marc D. Hamburg
(Signature)
Marc D. Hamburg, Vice President and Principal Financial Officer