Form 10-Q
period 2005-06-30
BERKSHIRE HATHAWAY INC
filed 2005-08-05
CIK 1067983

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
     (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐
     Number of shares of common stock outstanding as of July 29, 2005:

Class A — 1,263,004 Class B — 8,305,047

BERKSHIRE HATHAWAY INC.

Page No.
Part I — Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets — June 30, 2005 and December 31, 2004	2

Consolidated Statements of Earnings — Second Quarter and First Half 2005 and 2004	3

Condensed Consolidated Statements of Cash Flows — First Half 2005 and 2004	4

Notes to Interim Consolidated Financial Statements	5-13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-24

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	24

Part II — Other Information

Item 1. Legal Proceedings	25-27

Item 4. Submission of Matters to a Vote of Security Holders	28

Item 6. Exhibits	28

Signature	28

Exhibit 3 Restated Certificate of Incorporation	29-33
Exhibit 31 Rule 13a-14(a)/15d-14(a) Certifications	34-35
Exhibit 32 Section 1350 Certifications	36-37
Exhibit 3
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Part I Financial Information
Item 1. Financial Statements
BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(dollars in millions except per share amounts)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Insurance and Other:
Cash and cash equivalents	$43,253	$40,020
Investments:
Fixed maturity securities	22,766	22,846
Equity securities	41,320	37,717
Other	2,144	2,346
Receivables	12,483	11,291
Inventories	3,875	3,842
Property, plant and equipment	6,770	6,516
Goodwill of acquired businesses	23,208	23,012
Deferred charges reinsurance assumed	2,521	2,727
Other	4,400	4,508

	162,740	154,825

Investments in MidAmerican Energy Holdings Company	4,033	3,967

Finance and Financial Products:
Cash and cash equivalents	4,509	3,407
Investments in fixed maturity securities	6,972	8,459
Trading account assets	1,377	4,234
Funds provided as collateral	700	1,649
Loans and finance receivables	10,914	9,175
Other	3,590	3,158

	28,062	30,082

	$194,835	$188,874

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Losses and loss adjustment expenses	$45,307	$45,219
Unearned premiums	6,935	6,283
Life and health insurance benefits	3,120	3,154
Other policyholder liabilities	3,657	3,955
Accounts payable, accruals and other liabilities	8,485	7,500
Income taxes, principally deferred	11,259	12,247
Notes payable and other borrowings	3,106	3,450

	81,869	81,808

Finance and Financial Products:
Securities sold under agreements to repurchase	4,600	5,773
Trading account liabilities	5,388	4,794
Funds held as collateral	560	1,619
Notes payable and other borrowings	10,653	5,387
Other	2,901	2,835

	24,102	20,408

Total liabilities	105,971	102,216

Minority shareholders’ interests	778	758

Shareholders’ equity:
Common stock — Class A, $5 par value and Class B, $0.1667 par value	8	8
Capital in excess of par value	26,340	26,268
Accumulated other comprehensive income	19,737	20,435
Retained earnings	42,001	39,189

Total shareholders’ equity	88,086	85,900

	$194,835	$188,874

See accompanying Notes to Interim Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in millions except per share amounts)

	Second Quarter		First Half
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Revenues:
Insurance and Other:
Insurance premiums earned	$5,196	$5,481	$10,527	$10,483
Sales and service revenues	11,239	11,050	21,846	21,112
Interest, dividend and other investment income	850	673	1,636	1,324
Investment gains/losses	120	188	398	679

	17,405	17,392	34,407	33,598

Finance and Financial Products:
Interest income	411	337	768	676
Investment gains/losses	(380)	(450)	(764)	(294)
Other	692	717	1,351	1,200

	723	604	1,355	1,582

	18,128	17,996	35,762	35,180

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	3,471	3,701	7,015	7,166
Insurance underwriting expenses	1,147	1,129	2,442	2,370
Cost of sales and services	9,279	9,186	18,113	17,616
Selling, general and administrative expenses	1,242	1,241	2,533	2,423
Interest expense	40	35	70	69

	15,179	15,292	30,173	29,644

Finance and Financial Products:
Interest expense	155	210	291	409
Other	740	651	1,412	1,122

	895	861	1,703	1,531

	16,074	16,153	31,876	31,175

Earnings before income taxes and equity in earnings of MidAmerican Energy Holdings Company	2,054	1,843	3,886	4,005
Equity in earnings of MidAmerican Energy Holdings Company	100	71	241	209

Earnings before income taxes and minority interests	2,154	1,914	4,127	4,214
Income taxes	691	617	1,291	1,350
Minority shareholders’ interests	14	15	24	32

Net earnings	$1,449	$1,282	$2,812	$2,832

Average common shares outstanding *	1,539,655	1,537,629	1,539,377	1,537,353

Net earnings per common share *	$941	$834	$1,827	$1,842

*	Average shares outstanding include average Class A common shares and average Class B common shares determined on an equivalent Class A common stock basis. Net earnings per share shown above represents net earnings per equivalent Class A common share. Net earnings per Class B common share is equal to one-thirtieth (1/30) of such amount.
See accompanying Notes to Interim Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	First Half
	2005	2004
	(Unaudited)
Net cash flows from operating activities	$3,126	$2,199

Cash flows from investing activities:
Purchases of investments	(6,132)	(3,425)
Proceeds from sales and maturities of investments	3,860	6,029
Finance loans and other investments purchased	(1,755)	(972)
Principal collections on finance loans and other investments	789	1,442
Acquisitions of businesses, net of cash acquired	(224)	(349)
Additions of property, plant and equipment	(633)	(540)
Other	394	724

Net cash flows from investing activities	(3,701)	2,909

Cash flows from financing activities:
Proceeds from borrowings of finance businesses	5,245	525
Proceeds from other borrowings	144	170
Repayments of borrowings of finance businesses	(42)	(1,140)
Repayments of other borrowings	(460)	(244)
Change in short term borrowings of finance businesses	47	45
Change in other short term borrowings	(21)	(279)
Other	(3)	59

Net cash flows from financing activities	4,910	(864)

Increase in cash and cash equivalents	4,335	4,244
Cash and cash equivalents at beginning of year *	43,427	35,957

Cash and cash equivalents at end of first half *	$47,762	$40,201

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$2,056	$1,221
Interest of finance and financial products businesses	195	347
Other interest	77	71

* Cash and cash equivalents are comprised of the following:
Beginning of year —
Insurance and Other	$40,020	$31,262
Finance and Financial Products	3,407	4,695

	$43,427	$35,957

End of first half —
Insurance and Other	$43,253	$35,493
Finance and Financial Products	4,509	4,708

	$47,762	$40,201

See accompanying Notes to Interim Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
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
Note 2. Business acquisitions
     Berkshire’s long-held acquisition strategy is to purchase businesses with consistent earnings power, good returns on equity, able and honest management and at sensible prices. Businesses with these characteristics typically have market values that exceed net asset values, thus producing goodwill for accounting purposes.
     Effective June 30, 2005, Berkshire acquired 100% of Medical Protective Corporation (“Med Pro”) from GE Insurance Solutions for cash consideration of approximately $825 million which was paid on July 1. Med Pro’s assets and liabilities are included in Berkshire’s consolidated assets and liabilities as of June 30, 2005. Med Pro’s results of operations will be consolidated with Berkshire’s results beginning as of July 1, 2005. Inclusion of Med Pro’s results as of the beginning of 2004 would not have materially impacted Berkshire’s consolidated results of operations as reported. Med Pro is one of the nation’s premiere professional liability insurers for physicians, dentists and other primary health care providers.
     On July 20, 2005, Berkshire agreed to acquire 100% of Forest River, Inc., a leading manufacturer of leisure vehicles in the U.S. The company manufactures a complete line of motorized and towable recreation vehicles, utility trailers, buses, boats and manufactured houses. The acquisition is subject to customary closing conditions and is expected to close during the third quarter of 2005.
Note 3. Investments in MidAmerican Energy Holdings Company
     Berkshire owns 900,942 shares of common stock and 41,263,395 shares of convertible preferred stock of MidAmerican Energy Holdings Company (“MidAmerican”). Such investments were acquired for an aggregate cost of $1,645 million and currently give Berkshire a 9.9% voting interest and an 83.7% economic interest in the equity of MidAmerican (80.5% on a diluted basis). As of June 30, 2005, Berkshire and certain of its subsidiaries also owned $1,456 million of MidAmerican’s 11% non-transferable trust preferred securities. Walter Scott, Jr., a member of Berkshire’s Board of Directors, controls approximately 88% of the voting interest in MidAmerican. While the convertible preferred stock does not vote generally with the common stock in the election of directors, it does give Berkshire the right to elect 20% of MidAmerican’s Board of Directors. See Note 3 to Berkshire’s 2004 Consolidated Financial Statements for additional information concerning these securities. Through the investments in common and convertible preferred stock of MidAmerican, Berkshire has the ability to exercise significant influence on the operations of MidAmerican and because the convertible preferred stock is, in substance, substantially equivalent to common stock, Berkshire accounts for its investments in MidAmerican pursuant to the equity method.

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
     MidAmerican owns a combined electric and natural gas utility company in the United States, two interstate natural gas pipeline companies in the United States, two electricity distribution companies in the United Kingdom, a diversified portfolio of domestic and international electric power projects and the second largest residential real estate brokerage firm in the United States.
     In May 2005, MidAmerican reached a definitive agreement with Scottish Power plc to acquire its indirect subsidiary, PacifiCorp, a regulated electric utility providing service to 1.6 million customers in California, Idaho, Oregon, Utah, Washington and Wyoming. MidAmerican will purchase all of the outstanding shares of PacifiCorp common stock for approximately $5.1 billion in cash. The acquisition is subject to customary closing conditions, including the approval of the transaction by the shareholders of Scottish Power plc, which was received on July 22, 2005, and the receipt of required state and federal approvals. The transaction is expected to be completed in March 2006.
     Condensed consolidated balance sheets of MidAmerican are as follows (in millions).

	June 30,	December 31,
	2005	2004
Assets:
Properties, plants, and equipment, net	$11,629	$11,607
Goodwill	4,222	4,307
Other assets	4,404	3,990

	$20,255	$19,904

Liabilities and shareholders’ equity:
Debt, except debt owed to Berkshire	$10,547	$10,528
Debt owed to Berkshire	1,456	1,478
Other liabilities and minority interests	5,176	4,927

	17,179	16,933
Shareholders’ equity	3,076	2,971

	$20,255	$19,904

     Condensed consolidated statements of earnings of MidAmerican for the second quarter and first half of 2005 and 2004 are as follows (in millions).

	Second Quarter		First Half
	2005	2004	2005	2004
Operating revenue and other income	$1,667	$1,596	$3,502	$3,375

Costs and expenses:
Cost of sales and operating expenses	1,151	1,108	2,371	2,232
Depreciation and amortization	137	162	297	331
Interest expense — debt held by Berkshire	40	43	81	87
Other interest expense	179	178	366	357

	1,507	1,491	3,115	3,007

Earnings before taxes	160	105	387	368
Income taxes and minority interests	61	43	138	144

Earnings from continuing operations	99	62	249	224
Gain (loss) on discontinued operations	1	(5)	3	(19)

Net earnings	$100	$57	$252	$205

Notes To Interim Consolidated Financial Statements (Continued)
Note 4. Investments in fixed maturity securities
     Data with respect to investments in fixed maturity securities, which are classified as available-for-sale, are shown in the tabulation below (in millions).

	Insurance and other		Finance and financial products
	June 30, 2005	Dec. 31, 2004	June 30, 2005	Dec. 31, 2004
Amortized cost	$20,852	$20,600	$5,052	$6,315
Gross unrealized gains	1,941	2,275	478	701
Gross unrealized losses	(27)	(29)	(1)	(1)

Fair value	$22,766	$22,846	$5,529	$7,015

     Certain other fixed maturity investments of finance businesses are classified as held-to-maturity, which are carried at amortized cost. The carrying value and fair value of these investments totaled $1,424 million and $1,688 million at June 30, 2005, respectively. At December 31, 2004, the carrying value and fair value of held-to-maturity securities totaled $1,424 million and $1,614 million, respectively. Gross unrealized losses at June 30, 2005 and December 31, 2004 consisted primarily of securities whose amortized cost exceeded fair value for less than twelve months.
Note 5. Investments in equity securities
     Data with respect to investments in equity securities are shown in the tabulation below (in millions).

	June 30,	December 31,
	2005	2004
Total cost	$12,944	$9,337
Gross unrealized gains	28,544	28,380
Gross unrealized losses	(168)	—

Total fair value	$41,320	$37,717

Fair value:
American Express Company	$8,070	$8,546
The Coca-Cola Company	8,350	8,328
Other equity securities	24,900	20,843

Total	$41,320	$37,717

     Gross unrealized losses at June 30, 2005 consisted of securities whose cost exceeded fair value for less than twelve months.
Note 6. Loans and Receivables
     Receivables of insurance and other businesses are comprised of the following (in millions).

	June 30,	December 31,
	2005	2004
Insurance premiums receivable	$4,359	$3,968
Reinsurance recoverables	2,742	2,556
Trade and other receivables	5,730	5,225
Allowances for uncollectible accounts	(348)	(458)

	$12,483	$11,291

     Loans and finance receivables of finance and financial products businesses are comprised of the following (in millions).

	June 30,	December 31,
	2005	2004
Consumer installment loans and finance receivables	$9,477	$7,740
Commercial loans and finance receivables	1,508	1,496
Allowances for uncollectible loans	(71)	(61)

	$10,914	$9,175

Notes To Interim Consolidated Financial Statements (Continued)
Note 7. Deferred income tax liabilities
     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are shown below (in millions).

	June 30,	December 31,
	2005	2004
Deferred tax liabilities:
Unrealized appreciation of investments	$10,822	$11,020
Deferred charges reinsurance assumed	882	955
Property, plant and equipment	1,207	1,201
Investments	338	497
Other	806	677

	14,055	14,350

Deferred tax assets:
Unpaid losses and loss adjustment expenses	(921)	(1,129)
Unearned premiums	(413)	(388)
Other	(1,685)	(1,659)

	(3,019)	(3,176)

Net deferred tax liability	$11,036	$11,174

Note 8. Notes payable and other borrowings
     Notes payable and other borrowings of Berkshire and its subsidiaries are summarized below. Amounts are in millions.

	June 30,	December 31,
	2005	2004
Insurance and other:
Issued by Berkshire:
SQUARZ notes due 2007	$336	$400
Investment agreements due 2012-2033	396	406
Issued by subsidiaries and guaranteed by Berkshire:
Commercial paper and other short-term borrowings	1,114	1,139
Other debt due 2006-2035	315	315
Issued by subsidiaries and not guaranteed by Berkshire due 2005-2041	945	1,190

	$3,106	$3,450

Finance and financial products:
Issued by Berkshire Hathaway Finance Corporation and guaranteed by Berkshire:
Issued prior to 2005:
Notes due 2007-2014	$3,594	$3,594
Issued in 2005:
Floating rate notes due 2008	2,046	—
4.125% notes due 2010	1,494	—
4.75% notes due 2012	695	—
4.85% notes due 2015	994	—
Issued by other subsidiaries and guaranteed by Berkshire due 2005-2027	406	344
Issued by subsidiaries and not guaranteed by Berkshire due 2005-2030	1,424	1,449

	$10,653	$5,387

     On January 4, 2005, Berkshire Hathaway Finance Corporation issued $3.75 billion aggregate par amount of medium term notes. The proceeds from the notes were used to finance a loan portfolio acquisition by Clayton Homes that occurred on December 30, 2004. On May 11, 2005, Berkshire Hathaway Finance Corporation issued $1.5 billion aggregate par amount of medium term notes. The proceeds were used to finance loan portfolio acquisitions by Clayton Homes during 2005.

Notes To Interim Consolidated Financial Statements (Continued)
Note 9. Common stock
     The following table summarizes Berkshire’s common stock activity during the first half of 2005.

	Class A common stock	Class B common stock
	(1,650,000 shares authorized)	(55,000,000 shares authorized)
	Issued and Outstanding	Issued and Outstanding
Balance at December 31, 2004	1,268,783	8,099,175
Conversions of Class A common stock to Class B common stock and other	(5,341)	190,103

Balance at June 30, 2005	1,263,442	8,289,278

     Each share of Class A common stock is convertible, at the option of the holder, into thirty shares of Class B common stock. Class B common stock is not convertible into Class A common stock. Class B common stock has economic rights equal to one-thirtieth (1/30) of the economic rights of Class A common stock. Accordingly, on an equivalent Class A common stock basis, there are 1,539,751 shares outstanding at June 30, 2005 and 1,538,756 shares outstanding at December 31, 2004. Each Class A common share is entitled to one vote per share. Each Class B common share possesses the voting rights of one-two-hundredth (1/200) of the voting rights of a Class A share. Class A and Class B common shares vote together as a single class.
Note 10. Comprehensive income
     Berkshire’s comprehensive income for the second quarter and first half of 2005 and 2004 is shown in the table below (in millions).

	Second Quarter		First Half
	2005	2004	2005	2004
Net earnings	$1,449	$1,282	$2,812	$2,832

Other comprehensive income:
Increase (decrease) in unrealized appreciation of investments	610	(777)	(572)	29
Applicable income taxes and minority interests	(218)	279	194	(15)
Other	(220)	(114)	(286)	(65)
Applicable income taxes and minority interests	(16)	20	(34)	—

	156	(592)	(698)	(51)

Comprehensive income	$1,605	$690	$2,114	$2,781

Note 11. Pension plans
     The components of net periodic pension expense for the second quarter and first half of 2005 and 2004 are as follows (in millions).

	Second Quarter		First Half
	2005	2004	2005	2004
Service cost	$26	$32	$52	$58
Interest cost	47	46	95	94
Expected return on plan assets	(45)	(43)	(91)	(86)
Net amortization, deferral and other	2	2	3	6

	$30	$37	$59	$72

     Expected contributions to defined benefit plans in 2005 are not expected to differ significantly from amounts disclosed in Note 19 to the Consolidated Financial Statements included in the 2004 Annual Report.

Notes To Interim Consolidated Financial Statements (Continued)
Note 12. Business segment data
     A disaggregation of Berkshire’s consolidated data for the second quarter and first half of 2005 and 2004 is as follows. Amounts are in millions.

	Revenues
	Second Quarter		First Half
	2005	2004	2005	2004
Operating Businesses:
Insurance group:
Premiums earned:
GEICO	$2,490	$2,180	$4,878	$4,288
General Re	1,615	2,058	3,273	3,873
Berkshire Hathaway Reinsurance Group	782	936	1,767	1,738
Berkshire Hathaway Primary Group	309	307	609	584
Investment income	856	684	1,648	1,347

Total insurance group	6,052	6,165	12,175	11,830
Apparel	597	574	1,156	1,091
Building products	1,245	1,127	2,354	2,075
Finance and financial products	1,106	1,056	2,125	1,880
Flight services	917	713	1,684	1,452
McLane Company	5,869	5,894	11,521	11,235
Retail	637	601	1,240	1,186
Shaw Industries	1,432	1,326	2,726	2,552
Other businesses	748	819	1,463	1,528

	18,603	18,275	36,444	34,829

Reconciliation of segments to consolidated amount:
Investment gains/losses	(260)	(262)	(366)	385
Other revenues	10	6	25	14
Eliminations and other	(225)	(23)	(341)	(48)

	$18,128	$17,996	$35,762	$35,180

	Earnings before taxes and minority interests
	Second Quarter		First Half
	2005	2004	2005	2004
Operating Businesses:
Insurance group:
Underwriting gain:
GEICO	$358	$229	$670	$452
General Re	43	39	62	81
Berkshire Hathaway Reinsurance Group	140	373	283	395
Berkshire Hathaway Primary Group	37	10	55	19
Net investment income	851	679	1,638	1,337

Total insurance group	1,429	1,330	2,708	2,284
Apparel	92	75	164	145
Building products	219	192	394	311
Finance and financial products	199	182	398	324
Flight services	51	36	58	66
McLane Company	59	58	128	114
Retail	39	32	68	56
Shaw Industries	139	135	227	238
Other businesses	113	110	194	182

	2,340	2,150	4,339	3,720

Reconciliation of segments to consolidated amount:
Investment gains/losses	(245)	(264)	(365)	372
Equity in earnings of MidAmerican Energy Holdings Company	100	71	241	209
Interest expense, excluding interest allocated to business segments	(18)	(24)	(39)	(47)
Eliminations and other	(23)	(19)	(49)	(40)

	$2,154	$1,914	$4,127	$4,214

Notes To Interim Consolidated Financial Statements (Continued)
Note 13. Contingencies
     a) Governmental Investigations
     General Reinsurance Corporation (“General Reinsurance”), a wholly owned subsidiary of General Re Corporation (“General Re”) and an indirect wholly owned subsidiary of Berkshire, is continuing to cooperate fully with the U.S. Attorney for the Eastern District of Virginia, Richmond Division (the “U.S. Attorney”) and the Department of Justice in Washington (the “DOJ”) in their ongoing investigation of Reciprocal of America (“ROA”). The U.S. Attorney and the DOJ have continued to request additional information from General Reinsurance regarding ROA and its affiliate, First Virginia Reinsurance, Ltd. The U.S. Attorney and the DOJ have also interviewed a number of current and former officers and employees of General Re and General Reinsurance, and have indicated they plan to interview additional such individuals. General Reinsurance and four of its current and former employees, including a former president, originally received subpoenas for documents from the U.S. Attorney in connection with the U.S. Attorney’s investigation of ROA in October 2003. One of the individuals originally subpoenaed in October 2003 has been informed by the U.S. Attorney that this individual is a target of the U.S. Attorney’s investigation. General Reinsurance has also been sued in a number of civil actions as described below.
     General Re, Berkshire, and certain of its other insurance subsidiaries, including National Indemnity Company (“NICO”) have also been continuing to cooperate fully with the U.S. Securities and Exchange Commission (“SEC”) and the New York State Attorney General (“NYAG”) in their ongoing investigations of non-traditional products. The U.S. Attorney and the DOJ have also been working with the SEC and the NYAG in connection with these investigations. General Re, Berkshire and NICO have been responding to subpoenas from the SEC and the NYAG originally issued in January 2005 by providing information relating to transactions between General Reinsurance or NICO (or their subsidiaries) and other insurers. In particular, General Re and Berkshire have been responding to requests from all of the governmental authorities involved in these investigations for information relating to certain transactions that may have been accounted for incorrectly by counterparties of General Reinsurance (or its subsidiaries). Berkshire understands that the government is reviewing the role of General Re and its subsidiaries, as well as that of their counterparties, in these transactions. The SEC, NYAG, DOJ and the U.S. Attorney have jointly interviewed a number of current and former officers and employees of General Re and General Reinsurance as well as Berkshire’s Chairman and CEO, Warren E. Buffett, and have indicated they plan to interview additional such individuals.
     In one case, a transaction initially effected with American International Group (“AIG”) in late 2000, AIG has corrected its prior accounting for the transaction on the grounds, as stated in AIG’s 2004 10K, that the transaction was done to accomplish a desired accounting result and did not entail sufficient qualifying risk transfer to support reinsurance accounting. General Reinsurance has been named in related civil actions brought against AIG, as described below. Berkshire believes that governmental authorities are reviewing the role of General Re and its subsidiaries, as well as that of their counterparties, in the AIG transaction and in assumed finite transactions, including whether General Re or its subsidiaries conspired with others to misstate counterparty financial statements or aided and abetted such misstatements by the counterparties. Governmental authorities are also inquiring about the accounting by certain of Berkshire’s insurance subsidiaries for assumed and ceded finite transactions.
     In May 2005, General Re terminated the consulting services of its former Chief Executive Officer, Ronald Ferguson, after Mr. Ferguson invoked the Fifth Amendment in response to questions from the SEC and DOJ relating to their investigations. Mr. Ferguson had been subpoenaed to provide testimony in connection with these investigations. In June 2005, John Houldsworth, the former Chief Executive Officer of Cologne Reinsurance Company (Dublin) Limited (“CRD”), a subsidiary of General Re, pleaded guilty to a federal criminal charge of conspiring with others to misstate certain AIG financial statements and entered into a partial settlement agreement with the SEC with respect to such matters. Mr. Houldsworth, who had been on administrative leave, was terminated following this announcement. In June 2005, Richard Napier, a former Senior Vice President of General Re who had served as an account representative for AIG, also pleaded guilty to a federal criminal charge of conspiring with others to misstate certain AIG financial statements and entered into a partial settlement agreement with the SEC with respect to such matters. General Re terminated Mr. Napier following the announcement of these actions. In addition to Mr. Houldsworth and Mr. Napier, a third individual who is a former officer of General Re received a “Wells” notice from the SEC in May 2005 in connection with its investigation.
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
     On April 14, 2005, the Australian Prudential Regulation Authority (“APRA”) announced an investigation involving financial or finite reinsurance transactions by General Reinsurance Australia Limited (“GRA”), a subsidiary of General Reinsurance. An inspector appointed by APRA under section 52 of the Insurance Act 1973 has been conducting an investigation including a request for the production of documents of GRA’s financial or finite reinsurance business. GRA has been cooperating fully with this investigation.

Notes To Interim Consolidated Financial Statements (Continued)
Note 13. Contingencies (Continued)
     In December 2004, the Financial Services Authority (“FSA”) advised General Reinsurance’s affiliate Faraday Group (“Faraday”) that it was investigating Milan Vukelic, the Chief Executive Officer of Faraday with respect to transactions entered into between GRA and companies affiliated with FAI Insurance Limited in 1998. Mr. Vukelic previously served as the head of General Re’s international finite business unit. In April 2005, the FSA advised General Reinsurance that it was investigating Mr. Vukelic and a former officer of CRD with respect to certain finite risk reinsurance transactions, including transactions between CRD and several other insurers. In addition, the FSA has requested that General Reinsurance’s affiliates based in the United Kingdom provide information relating to the transactions involved in their investigations, including transactions with AIG. General Reinsurance and its affiliates are cooperating fully with the FSA in these matters. In May 2005, Mr. Vukelic was placed on administrative leave and in July 2005 his employment was terminated.
     CRD is also providing information to and cooperating fully with the Irish Financial Services Regulatory Authority in its inquiries regarding the activities of CRD. The Office of the Director of Corporate Enforcement in Ireland is conducting a preliminary evaluation in relation to CRD concerning, in particular, transactions between CRD and AIG. CRD is cooperating fully with this preliminary evaluation.
     General Reinsurance’s subsidiary, Kolnische Ruckversicherungs-Gesellschaft AG (“Cologne Re”), is also cooperating fully with requests for information from the German Federal Financial Supervisory Authority regarding the activities of Cologne Re relating to “finite reinsurance” and regarding transactions between Cologne Re or its subsidiaries, including CRD, and AIG. General Reinsurance is also providing information to and cooperating fully with the Office of the Superintendent of Financial Institutions Canada in its inquiries regarding the activities of General Re and its affiliates relating to “finite reinsurance.”
     b) Civil Litigation
          Litigation Related to ROA
     General Reinsurance and four of its current and former employees, along with numerous other defendants, have been sued in a number of civil actions related to ROA. Plaintiffs assert various claims in these civil actions, including breach of contract, unjust enrichment, fraud and conspiracy, against General Reinsurance and others, arising from various reinsurance coverages General Reinsurance provided to ROA and related entities.
     Seven putative class actions were initiated by doctors, hospitals and lawyers that purchased insurance through ROA or certain of its Tennessee-based risk retention groups. These complaints seek compensatory, treble, and punitive damages in an amount plaintiffs contend is just and reasonable. General Reinsurance is also subject to actions brought by the Virginia Commissioner of Insurance, as Deputy Receiver of ROA, the Tennessee Commissioner of Insurance, as Liquidator for three Tennessee risk retention groups, and a federal lawsuit filed by a Missouri-based hospital group. The first of these actions was filed in March 2003 and additional actions were filed in April 2003 through July 2004. In the action filed by the Virginia Commissioner of Insurance, the Commissioner asserts in several of its claims that the alleged damages being sought exceed $200 million in the aggregate as against all defendants. These ten cases are collectively assigned to the U.S. District Court for the Western District of Tennessee for pretrial proceedings. General Reinsurance has filed motions to dismiss all of the claims against it in these ten cases and the court has not yet ruled on these motions. No discovery has been initiated in these cases.
     General Reinsurance is also a defendant in two lawsuits filed in Alabama state courts. The first suit was filed in the Circuit Court of Montgomery County by a group of Alabama hospitals that are former members of the Alabama Hospital Association Trust (“AHAT”). This suit (the “AHA Action”) alleged violations of the Alabama Securities Act, conspiracy, fraud, suppression, unjust enrichment and breach of contract against General Reinsurance and virtually all of the defendants in the federal suits based on an alleged business combination between AHAT and ROA in 2001 and subsequent capital contributions to ROA in 2002 by the Alabama hospitals. The allegations of the AHA Action are largely identical to those set forth in the complaint filed by the Virginia receiver for ROA. General Reinsurance previously filed a motion to dismiss all of the claims in the AHA Action. The motion was granted in part by an order in March 2005, which dismissed the Alabama Securities Act claim against General Reinsurance and ordered plaintiffs to amend their allegations of fraud and suppression. Plaintiffs in the AHA Action filed their Amended and Restated Complaint in April 2005, alleging claims of conspiracy, fraud, suppression and aiding and abetting breach of fiduciary duty against General Reinsurance. General Reinsurance filed a motion to dismiss all counts of the Amended and Restated Complaint in May 2005. The Special Master appointed by the court heard arguments on July 13, 2005 and recommended denial of the motion on July 22, 2005. The second suit, also filed in the Circuit Court of Montgomery County, was initiated by Baptist Health Systems, Inc., a former member of AHAT, and alleged claims identical to those in the initial AHA Complaint, plus claims for breach of fiduciary duty and wantonness. These cases have been consolidated for pretrial purposes. Baptist filed its First Amended

Notes To Interim Consolidated Financial Statements (Continued)
Note 13. Contingencies (Continued)
Complaint in April 2005, alleging violations of the Alabama Securities Act, conspiracy, fraud, suppression, breach of fiduciary duty, wantonness and unjust enrichment against General Reinsurance. General Reinsurance filed a motion to dismiss all counts of the Amended and Restated Complaint in May 2005. The Special Master heard arguments on July 13, 2005 and on July 22, 2005, recommended dismissal of the claim under the Alabama Securities Act, but recommended denial of the motion to dismiss the remaining claims. The AHA Action and the Baptist action claim damages in excess of $60 million in the aggregate as against all defendants.
     Actions related to AIG
     General Reinsurance received a Summons and a Consolidated Amended Class Action Complaint on April 29, 2005, in the matter captioned In re American International Group Securities Litigation, Case No. 04-CV-8141-(LTS), United States District Court, Southern District of New York. This is a putative class action asserted on behalf of investors who purchased publicly-traded securities of AIG between October 1999 and March 2005. General Reinsurance and Ronald Ferguson are identified as defendants in this matter. The Complaint alleges that AIG and certain other defendants violated federal securities laws, but does not assert any causes of action against General Reinsurance or Mr. Ferguson. Plaintiffs’ counsel in this action have filed a motion for leave to amend their Complaint. On June 7, 2005, General Reinsurance received a second Summons and Class Action Complaint in a putative class action asserted on behalf of investors who purchased AIG securities between October 1999 and March 2005, captioned San Francisco Employees’ Retirement System, et al. vs. American International Group, Inc., et al., Case No. 05-CV-4270, United States District Court, Southern District of New York. The Complaint alleges that AIG and certain other defendants violated federal securities laws, and that General Reinsurance aided and abetted securities fraud or conspired to violate federal securities laws. Both actions have been assigned to the same judge. At a July 2005 conference, the court ruled that the plaintiffs in case no. 04-CV-8141 would be lead plaintiffs. The court has not yet ruled on those plaintiffs’ motion for leave to amend their complaint, nor has the court established a schedule for responses to the complaint or any other further proceedings.
     On July 27, 2005, General Reinsurance received a Summons and a Verified and Amended Shareholder Derivative Complaint in In re American International Group, Inc. Derivative Litigation, Case No. 04-CV-08406, United States District Court, Southern District of New York, naming “Gen Re Corporation” as a defendant. It is unclear whether the plaintiffs are asserting claims against General Reinsurance or its parent, General Re. This case is assigned to the same judge as the class actions described above. The complaint, brought by several alleged shareholders of AIG, seeks damages, injunctive and declaratory relief against various officers and directors of AIG as well as a variety of individuals and entities with whom AIG did business, relating to a wide variety of allegedly wrongful practices by AIG. The allegations against “Gen Re Corporation” focus on the late 2000 transaction with AIG described above, and the complaint purports to assert causes of action against “Gen Re Corporation” for aiding and abetting other defendants’ breaches of fiduciary duty and for unjust enrichment. The complaint does not specify the amount of damages or the nature of any other relief sought against “Gen Re Corporation.”
     FAI/HIH Matter
     In December 2003, the Liquidators of both FAI Insurance Limited (“FAI”) and HIH Insurance Limited (“HIH”) advised GRA and Cologne Re that they intended to assert claims arising from insurance transactions GRA entered into with FAI in May and June 1998. In August 2004, the Liquidators filed claims in the Supreme Court of New South Wales in order to avoid the expiration of a statute of limitations but neither GRA nor Cologne Re have been served with legal process by the Liquidators. The focus of the Liquidators’ allegations against GRA and Cologne Re are the 1998 transactions GRA entered into with FAI (which was acquired by HIH in 1999). The Liquidators contend, among other things, that GRA and Cologne Re engaged in deceptive conduct that assisted FAI in improperly accounting for such transactions as reinsurance, and that such deception led to HIH’s acquisition of FAI and caused FAI to continue trading at a loss until 2001.
     Berkshire cannot at this time predict the outcome of these matters, is unable to estimate a range of possible loss, if any, and cannot predict whether or not the outcomes will have a material adverse effect on Berkshire’s business or results of operations for at least the quarterly period when these matters are completed or otherwise resolved.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     Net earnings for the second quarter and first half of 2005 and 2004 are disaggregated in the table that follows. Amounts are after deducting minority interests and income taxes. Dollar amounts are in millions.

	Second Quarter		First Half
	2005	2004	2005	2004
Insurance — underwriting	$376	$422	$695	$614
Insurance — investment income	585	479	1,139	934
Non-insurance businesses	576	508	1,025	886
Equity in earnings of MidAmerican Energy Holdings Company	100	71	241	209
Interest expense, unallocated	(12)	(15)	(24)	(30)
Other	(16)	(11)	(27)	(24)
Investment gains/losses	(160)	(172)	(237)	243

Net earnings	$1,449	$1,282	$2,812	$2,832

     Berkshire’s operating businesses are managed on a decentralized basis. There are essentially no centralized or integrated business functions (such as sales, marketing, purchasing, legal or human resources) and there is minimal involvement by Berkshire’s corporate headquarters in the day-to-day business activities of the operating businesses. Berkshire’s corporate office management participates in and is ultimately responsible for significant capital allocation decisions, investment activities and the selection of the Chief Executive to head each of the operating businesses.
     Accordingly, Berkshire’s reportable business segments are organized in a manner that reflects how Berkshire’s top management views those business activities. Certain businesses have been grouped based upon similar products or product lines, marketing, selling and distribution characteristics even though those businesses are operated by separate local management. There are approximately 40 separate reporting units. Reference is made to Note 12 to the Interim Consolidated Financial Statements in this report and Note 21 to the Consolidated Financial Statements included in Berkshire’s Annual Report for the year ended December 31, 2004.
     Insurance — Underwriting
     A summary follows of underwriting results from Berkshire’s insurance businesses for the second quarter and first half of 2005 and 2004. Dollar amounts are in millions.

	Second Quarter		First Half
	2005	2004	2005	2004
Underwriting gain attributable to:
GEICO	$358	$229	$670	$452
General Re	43	39	62	81
Berkshire Hathaway Reinsurance Group	140	373	283	395
Berkshire Hathaway Primary Group	37	10	55	19

Underwriting gain — pre-tax	578	651	1,070	947
Income taxes and minority interests	202	229	375	333

Net underwriting gain	$376	$422	$695	$614

     Berkshire engages in both primary insurance and reinsurance of property and casualty risks. Through General Re, Berkshire also reinsures life and health risks. In primary insurance activities, Berkshire subsidiaries assume defined portions of the risks of loss from persons or organizations that are directly subject to the risks. In reinsurance activities, Berkshire subsidiaries assume defined portions of similar or dissimilar risks that other insurers or reinsurers have subjected themselves to in their own insuring activities. Berkshire’s principal insurance businesses are: (1) GEICO, one of the five largest auto insurers in the U.S., (2) General Re, (3) Berkshire Hathaway Reinsurance Group (“BHRG”) and (4) Berkshire Hathaway Primary Group. Effective June 30, 2005, Berkshire acquired Medical Protective Corporation, a provider of professional liability insurance to physicians, dentists and other healthcare providers. Underwriting results from this business will be included in Berkshire’s consolidated results beginning July 1, 2005. Berkshire’s management views insurance businesses as possessing two distinct operations — underwriting and investing. Accordingly, Berkshire evaluates performance of underwriting operations without any allocation of investment income.

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
     GEICO
     GEICO provides primarily private passenger automobile coverages to insureds in 49 states and the District of Columbia. GEICO policies are marketed mainly by direct response methods in which customers apply for coverage directly to the company via the Internet, over the telephone or through the mail. This is a significant element in GEICO’s strategy to be a low cost insurer. In addition, GEICO strives to provide excellent service to customers, with the goal of establishing long-term customer relationships.
     GEICO’s pre-tax underwriting results for the second quarter and first half of 2005 and 2004 are summarized in the table below. Dollar amounts are in millions.

	Second Quarter				First Half
	2005		2004		2005		2004
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums earned	$2,490	100.0	$2,180	100.0	$4,878	100.0	$4,288	100.0

Losses and loss expenses	1,714	68.8	1,588	72.8	3,365	69.0	3,092	72.1
Underwriting expenses	418	16.8	363	16.7	843	17.3	744	17.4

Total losses and expenses	2,132	85.6	1,951	89.5	4,208	86.3	3,836	89.5

Pre-tax underwriting gain	$358		$229		$670		$452

     Premiums earned in 2005 exceeded amounts earned in 2004 by $310 million (14.2%) for the second quarter and $590 million (13.8%) for the first six months. The growth in premiums earned for voluntary auto was 13.8% and reflects a 13.0% increase in policies-in-force during the past year. Policies-in-force over the last twelve months increased 11.0% in the preferred risk auto line and increased 19.5% in the standard and nonstandard auto lines. Voluntary auto new business sales in the first six months of 2005 increased 19.2% compared to 2004. Voluntary auto policies-in-force at June 30, 2005 were 386,000 higher than at December 31, 2004. During the third quarter of 2004, GEICO began selling auto insurance in New Jersey, which contributed to in-force policy growth. In late 2004 and early 2005, GEICO reduced premium rates in certain markets as a result of improved loss experience.
     Losses and loss adjustment expenses incurred in 2005 exceeded 2004 by $126 million for the second quarter and $273 million for the first six months. The loss ratio was 69.0% in the first six months of 2005 compared to 72.1% in 2004. Overall, the loss ratio in 2005 reflects lower claim frequencies (up to six percent), partially offset by increased average claim severity (up to eight percent), depending on the coverage type. Catastrophe losses in the first six months of 2005 and 2004 were relatively insignificant. Underwriting expenses increased 13.3% in the first six months of 2005 to $843 million, reflecting the increase in costs from acquiring business, including advertising costs.
     GEICO’s underwriting results for the first six months of 2005 were exceptional. Premium rate reductions, when fully effective, are expected to reduce underwriting profitability. However, absent large catastrophe losses, GEICO’s underwriting results are expected to be favorable over the remainder of 2005.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     General Re (Continued)
     General Re’s pre-tax underwriting results for the second quarter and first half of 2005 and 2004 are summarized below. Dollar amounts are in millions.

	Premiums earned				Pre-tax underwriting gain
	Second Quarter		First Half		Second Quarter		First Half
	2005	2004	2005	2004	2005	2004	2005	2004
Property/casualty:
North American	$558	$990	$1,138	$1,754	$22	$26	$41	$44
International	492	587	1,019	1,182	4	(9)	(9)	10
Life/health	565	481	1,116	937	17	22	30	27

	$1,615	$2,058	$3,273	$3,873	$43	$39	$62	$81

     General Re strives to generate long-term pre-tax underwriting gains in essentially all of its product lines. Underwriting performance is not evaluated based upon market share and underwriters are instructed to reject inadequately priced risks. In general, net premiums written in the first half of 2005 decreased due to maintaining underwriting discipline, as price competition is increasing in most property/casualty markets.
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
     Premiums earned in the second quarter and first six months of 2005 declined $191 million (25.5%) and $375 million (24.8%) from the same periods in 2004, after excluding $241 million from 2004 amounts from a retroactive reinsurance policy. No retroactive contracts were written in 2005. The decline in premiums earned reflects a net reduction of business written, as cancellations/non-renewals exceeded new contracts, and a minimal effect from premium rate changes. Excluding retroactive contracts, premiums written in the first half of 2005 declined 25.0% from amounts written in the first half of 2004. Absent a change in market conditions, written and earned premiums will likely decline over the remainder of 2005 in comparison with 2004.
     The North American property/casualty business produced pre-tax underwriting gains of $22 million and $26 million in the second quarter and $41 million and $44 million in the first six months of 2005 and 2004, respectively. Results for the first six months of 2005 consisted of a $47 million gain attributed to the current accident year offset by $6 million in prior accident years’ losses. Underwriting results for the first six months of 2004 included a net gain of $114 million attributed to the current accident year offset by a net loss of $70 million attributed to prior years’ losses. Results in 2005 and 2004 reflect the favorable effects of re-pricing efforts and improved contract terms and conditions implemented in recent years. Underwriting results in 2005 and 2004 also benefited from the absence of major catastrophes and other large individual property losses ($20 million or greater).
International property/casualty
     Premiums earned in the second quarter and six months of 2005 declined $95 million (16.2%) and $163 million (13.8%) from the comparable 2004 periods. In local currencies, premiums earned in the first half of 2005 declined 16.9% compared to 2004. The decline in premiums earned in 2005 was attributed to maintaining disciplined underwriting, which included the non-renewal of unprofitable business. Premiums written in the first six months of 2005, in local currencies, declined 10.4% compared to the first six months of 2004.
     In 2005, the international property/casualty business produced a pre-tax underwriting gain in the second quarter of $4 million and a loss of $9 million for the first six months. In 2004, international business generated a pre-tax underwriting loss of $9 million in the second quarter and a gain of $10 million for the first six months. Results for the first six months of 2005 included catastrophe losses of $32 million from winter storm Erwin, which affected Northern Europe in January 2005 as well as losses in casualty lines, partially offset by gains from aviation and property business. In the first six months of 2004, catastrophe and large individual property losses were insignificant.
Life/health
     Life/health premiums earned in the second quarter and first six months of 2005 increased $84 million (17.5%) and $179 million (19.1%) compared with the same periods in 2004. Adjusting for the effects of foreign currency exchange, premiums earned increased 16.0% in the second quarter and 16.4% in the first half of 2005 versus the comparable 2004 periods. The increase in 2005 was primarily attributed to the life business in Australia, Asia and Europe. Life/health operations produced pre-tax underwriting gains in the second quarter and first half of 2005 and 2004. For the first six months of 2005, underwriting results included a $72 million net gain from life business and a $42 million loss attributed to reserve increases on certain U.S. health business in run-off.

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Berkshire Hathaway Reinsurance Group
     The Berkshire Hathaway Reinsurance Group (“BHRG”) underwrites excess-of-loss reinsurance and quota-share coverages for insurers and reinsurers around the world. BHRG’s business includes catastrophe excess-of-loss reinsurance and excess direct and facultative reinsurance for large or otherwise unusual discrete property risks referred to as individual risk. Retroactive reinsurance policies provide indemnification of losses and loss adjustment expenses with respect to past loss events. Other multi-line reinsurance refers to other contracts that are written on both a quota-share and excess basis, and includes participations in and contracts with Lloyd’s syndicates. In addition, during the past twelve months BHRG has written workers’ compensation insurance through agents in selected states. BHRG’s pre-tax underwriting results for the second quarter and first six months of 2005 and 2004 are summarized in the table below. Dollar amounts are in millions.

	Premiums earned				Pre-tax underwriting gain (loss)
	Second Quarter		First Half		Second Quarter		First Half
	2005	2004	2005	2004	2005	2004	2005	2004
Catastrophe and individual risk	$288	$292	$644	$593	$129	$246	$270	$454
Retroactive reinsurance	—	20	—	20	(46)	(109)	(144)	(307)
Other multi-line	494	624	1,123	1,125	57	236	157	248

	$782	$936	$1,767	$1,738	$140	$373	$283	$395

     Premiums earned from catastrophe and individual risk contracts in the second quarter and first half of 2005 were $288 million and $644 million, respectively. Premiums written during the first half of 2005 were $812 million versus $880 million in 2004.
     The underwriting results from catastrophe and individual risk business in 2005 included losses of $79 million from 2005 events, primarily European winter storm Erwin as well as approximately $104 million of additional losses incurred from 2004 events including the Southeast U.S. and Caribbean hurricanes and the Southeast Asia tsunami. Results for the first quarter of 2004 reflected relatively low levels of catastrophe losses and other large individual property losses. The timing and magnitude of losses may produce extraordinary volatility in periodic underwriting results of BHRG’s catastrophe and individual risk business. A single event could potentially produce a pre-tax gross loss of approximately $5 billion to the BHRG. Such volatility is accepted, however, provided that the long-term prospect of achieving underwriting profits is reasonable.
     Retroactive policies normally provide very large, but limited, indemnification of unpaid losses and loss adjustment expenses with respect to past loss events, which are generally expected to be paid over long periods of time. The underwriting losses from retroactive reinsurance are primarily attributed to the amortization of deferred charges established on retroactive reinsurance contracts written in previous years. The deferred charges, which represent the difference between the policy premium and the estimated ultimate claim reserves, are amortized over the expected claim payment period using the interest method. The amortization charges are recorded as losses incurred and, therefore, produce underwriting losses. The level of amortization in a given period is based upon estimates of the timing and amount of future loss payments.
     Underwriting losses for the second quarter and first half of 2005 from retroactive contracts included a pre-tax gain of approximately $46 million related to the settlement of remaining unpaid losses under a certain retroactive reinsurance agreement. During the first half of 2005, loss payments for all retroactive contracts, including the aforementioned settlement totaled approximately $613 million. During the first quarter of 2004, the estimated timing of future loss payments with respect to one large contract was accelerated. The acceleration of the estimated timing of future loss payments produced an incremental pre-tax amortization charge of approximately $100 million in the first quarter of 2004. Unamortized deferred charges at June 30, 2005 totaled approximately $2,255 million. Management believes that these charges are reasonable relative to the large amounts of float related to these policies, which totaled about $7.1 billion at June 30, 2005. Income generated from the investment of float is reflected in net investment income and investment gains.
     Premiums earned in the second quarter of 2005 from other multi-line reinsurance decreased $130 million (20.8%) from the second quarter of 2004. For the first half of 2005, premiums earned were relatively unchanged from 2004, as increased premiums earned from workers’ compensation and aviation programs were offset by declines in quota-share contracts. Other multi-line reinsurance premiums written declined approximately 28% in the first half of 2005 versus 2004. Net underwriting results in the first half of 2005 reflected increased underwriting gains from property coverages as well as a gain from the reduction of prior year reserve estimates for certain casualty exposures. Underwriting results for the second quarter and first half of 2004 included a gain of about $150 million related to reduction of liabilities that were settled as a result of commutations of reinsurance contracts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Berkshire Hathaway Primary Group
     Premiums earned by Berkshire’s various other primary insurers of $309 million for the second quarter of 2005 were essentially unchanged from 2004. For the first six months of 2005, premiums earned increased $25 million (4.3%) over 2004. The increase in premiums earned for the first half of 2005 was principally attributed to the California workers’ compensation business. For the first half, Berkshire’s primary insurers produced underwriting gains of $55 million in 2005 and $19 million in 2004. The improvement in net underwriting gains in 2005 was principally due to a decline in losses incurred in the auto and general liability business of the NICO Primary group.
     Insurance — Investment Income
     Net investment income produced by Berkshire’s insurance and reinsurance businesses for the second quarter and first half of 2005 and 2004 is summarized in the table below. Dollar amounts are in millions.

	Second Quarter		First Half
	2005	2004	2005	2004
Investment income before taxes	$851	$679	$1,638	$1,337
Applicable income taxes and minority interests	266	200	499	403

Investment income after taxes and minority interests	$585	$479	$1,139	$934

     Pre-tax investment income earned in 2005 by Berkshire’s insurance businesses exceeded amounts earned in 2004 by $172 million (25.3%) in the second quarter and $301 million (22.5%) in the first six months. The increase in investment income in 2005 primarily reflects higher short-term interest rates in the United States in the first half of 2005 as compared to 2004. Cash and cash equivalents has grown from $34.2 billion at June 30, 2004 ($38.7 billion at December 31, 2004) to about $41.7 billion at June 30, 2005.
     The increase in short-term interest rates since June 2004 is expected to result in increased investment income over the remainder of 2005 as compared with 2004. Berkshire’s management believes that maintaining high levels of cash and cash equivalents is the best alternative in preserving capital and maintaining flexibility to make significant acquisitions in the future when opportunities arise.
     A summary of investments held in Berkshire’s insurance businesses follows. Dollar amounts are in millions.

	June 30,	Dec. 31,	June 30,
	2005	2004	2004
Cash and cash equivalents	$41,671	$38,706	$34,174
Marketable equity securities	41,034	37,420	36,658
Fixed maturity securities	22,741	22,831	23,417
Other	2,056	2,059	2,097

	$107,502	$101,016	$96,346

     Fixed maturity securities as of June 30, 2005 were as follows. Dollar amounts are in millions.

	Amortized	Unrealized
	Cost	Gains	Fair Value
U.S. Treasury, government corporations and agencies	$1,169	$11	$1,180
States, municipalities and political subdivisions	4,759	122	4,881
Foreign governments	7,140	119	7,259
Corporate bonds and redeemable preferred stocks, investment grade	3,627	265	3,892
Corporate bonds and redeemable preferred stocks, non-investment grade	2,452	1,323	3,775
Mortgage-backed securities	1,680	74	1,754

	$20,827	$1,914	$22,741

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
     Invested assets of insurance businesses derive from shareholder capital, including reinvested earnings, as well net liabilities assumed under insurance contracts or “float.” The major components of float are unpaid losses, unearned premiums and other liabilities to policyholders reduced by premiums and reinsurance receivables, deferred charges assumed under retroactive reinsurance contracts and deferred policy acquisition costs. Float totaled approximately $46.5 billion at June 30, 2005, $46.1 billion at December 31, 2004 and $43.6 billion at June 30, 2004. The cost of float, as represented by the ratio of pre-tax underwriting gain or loss to average float, was negative in both the first six months of 2005 and for the full year of 2004, as Berkshire’s insurance businesses generated pre-tax underwriting gains. As of June 30, 2005, the float balance included approximately $1.4 billion related to Med Pro. Excluding Med Pro, float declined in 2005, primarily due to a decline in loss reserves arising from loss payments associated with the commutations of reinsurance agreements during the second quarter.
Non-Insurance Businesses
     Results of operations of Berkshire’s diverse non-insurance businesses for the second quarter and first half of 2005 and 2004 are summarized in the following table. Dollar amounts are in millions.

	Second Quarter		First Half
	2005	2004	2005	2004
Pre-tax earnings	$911	$820	$1,631	$1,436
Income taxes and minority interests	335	312	606	550

Net earnings	$576	$508	$1,025	$886

     A comparison of second quarter and first half revenues and pre-tax earnings for the non-insurance business segments follows. Dollar amounts are in millions.

	Second Quarter				First Half
	Revenues		Pre-tax Earnings		Revenues		Pre-tax Earnings
	2005	2004	2005	2004	2005	2004	2005	2004
Apparel	$597	$574	$92	$75	$1,156	$1,091	$164	$145
Building products	1,245	1,127	219	192	2,354	2,075	394	311
Finance and financial products	1,106	1,056	199	182	2,125	1,880	398	324
Flight services	917	713	51	36	1,684	1,452	58	66
McLane Company	5,869	5,894	59	58	11,521	11,235	128	114
Retail	637	601	39	32	1,240	1,186	68	56
Shaw Industries	1,432	1,326	139	135	2,726	2,552	227	238
Other businesses	748	819	113	110	1,463	1,528	194	182

	$12,551	$12,110	$911	$820	$24,269	$22,999	$1,631	$1,436

     Apparel sales of $597 million for the second quarter of 2005 increased $23 million (4.0%) over the second quarter of 2004. For the first half of 2005, apparel sales of $1,156 million increased $65 million (6.0%) over the first six months of 2004. The sales increases in 2005 were primarily attributed to a 4.4% increase in year to date unit volume and changes in sales mix of Fruit of the Loom products. Pre-tax earnings of Berkshire’s apparel businesses in the second quarter and first six months of 2005 exceeded earnings for corresponding 2004 periods by $17 million (22.7%) and $19 million (13.1%), respectively. The positive effect of increased sales of Fruit of the Loom was partially offset by overall higher production costs, due primarily to higher raw material costs as well as higher advertising and shipping costs.
     Building products revenues for the second quarter and first six months of 2005 increased $118 million (10.5%) and $279 million (13.4%), respectively, over revenues in the corresponding 2004 periods. The comparative increase in revenues for the first half reflected increases in all significant product lines including connector plates and truss machinery (27%), insulation, roofing and engineered products (14%), bricks and blocks (10%) and paint and coatings (5%). The increases in revenues in 2005 were primarily attributed to higher average selling prices for most products, which in most instances were driven by comparatively higher raw material costs, particularly for steel, petrochemicals and energy.
     Pre-tax earnings from building products from the second quarter and first six months of 2005 exceeded earnings for the corresponding 2004 periods by $27 million (14.1%) and $83 million (26.7%), respectively. The increase in first half 2005 pre-tax earnings was principally driven by increased earnings from insulation, roofing and engineered products and, to a lesser degree, by increased earnings from the connector plate and truss machinery business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Non-Insurance Businesses (Continued)
     Revenues generated by Berkshire’s finance and financial products businesses for the second quarter and first six months of 2005 increased $50 million (4.7%) and $245 million (13.0%), respectively, over revenues in the corresponding 2004 periods. The increase in revenues for the first six months was primarily attributed to a $576 million increase in revenues of Clayton Homes (“Clayton”), including higher sales of manufactured homes ($255 million) and increased interest income from comparatively higher installment loan balances ($277 million). Revenues in the second quarter and first half of 2004 also included $155 million and $290 million, respectively, from the consolidation of Value Capital L.P. Revenues and expenses of this entity were consolidated in Berkshire’s finance group for the first six months of 2004. As a result of a significant decline in the percentage of Berkshire’s economic interest in Value Capital, Berkshire ceased consolidation of Value Capital effective July 1, 2004 and thereafter reported its investment in Value Capital pursuant to the equity method. Additional information concerning Berkshire’s investment in Value Capital is contained in Note 15 to the Consolidated Financial Statements in the 2004 Annual Report.
     Pre-tax earnings from finance businesses, excluding investment gains/losses, for the second quarter of 2005 increased $17 million (9.3%) over the second quarter of 2004, and for the first half of 2005 increased $74 million (22.8%) over the first half of 2004. Pre-tax earnings in first half of 2005 from Clayton’s manufactured housing activities increased $113 million due primarily to increased earnings from lending and finance activities, as well as modest improvement in manufacturing operating margins. Pre-tax earnings from furniture and transportation equipment leasing activities in the first half of 2005 increased $36 million over 2004, reflecting higher revenues and lower operating expenses. Berkshire’s investment in Value Capital generated a pre-tax loss of $28 million in the first half of 2005 compared to pre-tax earnings of $39 million in 2004.
     Revenues from flight services for the second quarter and first six months of 2005 exceeded revenues in the corresponding 2004 periods by $204 million (28.6%) and $232 million (16.0%), respectively. The revenue increase for the first half of 2005 reflected a 22% increase in flight operations and management fee revenue, a 14% increase in pilot training revenues and related product sales, and a small increase in aircraft sales. The increase in flight operations revenue reflects a 15% increase in occupied flight hours, and a higher mix of larger cabin aircraft usage, which generate higher operating revenue.
     Pre-tax earnings of the flight services segment for the second quarter of 2005 increased $15 million (41.7%) over the second quarter of 2004. For the first six months of 2005, pre-tax earnings declined $8 million (12.1%) from 2004. Pre-tax earnings for the first half of 2005 from FlightSafety were relatively flat compared with 2004 (approximately $90 million), as increases in revenues were essentially offset by higher personnel, depreciation and other operating costs. In the first quarter of 2005, NetJets experienced unusually high shortages of available aircraft in the NetJets program due to peaks in customer usage. Shortages of aircraft also occurred during the second quarter of 2005. Consequently, incremental costs were incurred to charter additional aircraft to meet peak demand. Such costs are not fully recoverable from clients and produced an incremental net loss of approximately $47 million during the first half of 2005. Otherwise, operating margins from NetJets improved in 2005 over 2004. NetJets and FlightSafety continue to be leaders in the aircraft fractional ownership and training markets.
     Revenues and pre-tax earnings for the second quarter of 2005 from the McLane distribution business were $5,869 million and $59 million, respectively and were relatively unchanged from 2004. For the first six months, revenues increased $286 million (2.5%) over 2004, while pre-tax earnings increased $14 million (12.3%). McLane’s business is marked by high sales volume and low profit margins. Approximately one-third of McLane’s total sales are to Wal-Mart Stores, Inc. The increases in revenues in 2005 were primarily due to growth in restaurant food service customers and two small business acquisitions. The increase in pre-tax earnings for the first half of 2005 was primarily attributed to a $10 million gain in the first quarter from a tax litigation settlement.
     Revenues from Berkshire’s various home furnishing and jewelry retailers for the second quarter of 2005 increased $36 million (6.0%) over 2004 and for the first half of 2005 revenues increased $54 million (4.6%) over 2004. First half revenues of the home furnishings businesses were $909 million in 2005 and $871 million in 2004 and jewelry revenues were $331 million for the first half of 2005 as compared to $315 million in the first half of 2004. Aggregate same store sales in the first half of 2005 were relatively unchanged compared to 2004. Pre-tax earnings of the retailing group for the first six months of 2005 totaled $68 million, an increase of $12 million (21.4%) over the first six months of 2004.
     Revenues of Shaw Industries for the second quarter and first six months of 2005 exceeded revenues in the corresponding 2004 periods by $106 million (8.0%) and $174 million (6.8%), respectively. The higher revenue levels in 2005 reflected an increase in average net selling prices for carpet, partially offset by a reduction in unit volume. Pre-tax earnings for the second quarter of 2005 increased $4 million over 2004 and for the first six months of 2005 declined $11 million from 2004. Despite the increases in selling prices in 2005, pre-tax earnings were adversely affected by repeated increases in petroleum-based raw material costs. Consequently, increases in production costs have outpaced increases in average net selling prices, thus producing lower net operating margins. In addition, product sample costs pertaining to the introduction of new products into the market increased in 2005 periods as compared to 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Equity in Earnings of MidAmerican Energy Holdings Company
     Earnings from MidAmerican represent Berkshire’s share of MidAmerican’s net earnings as determined under the equity method. In 2005, earnings from MidAmerican were $100 million for the second quarter and $241 million for the first six months. In 2004, earnings from MidAmerican were $71 million for the second quarter and $209 million for the first six months. Berkshire’s earnings for the first half of 2004 included its share of an after-tax loss of $19 million from an operation that was discontinued in the third quarter of 2004. In 2005, MidAmerican benefited from gains on sales of non-strategic assets and investments as well as favorable results in the pipeline and residential real estate brokerage businesses. These improvements were partially offset by lower earnings from the U.K. electricity business. See Note 3 for additional information regarding Berkshire’s investments in MidAmerican.
     Investment Gains/Losses
     Investment gains and losses arise when investments are sold and foreign currency forward contracts are marked-to-market with a corresponding gain or loss included in earnings. Investment gains and losses also arise in connection with investments by Berkshire in life settlement contracts. Investment losses also arise when available-for-sale or held-to-maturity securities are deemed to be other-than-temporarily impaired (“OTTI”) as defined by GAAP. A summary of investment gains and losses follows. Dollar amounts are in millions.

	Second Quarter		First Half
	2005	2004	2005	2004
Investment gains (losses) from -
Sales of investments -
Insurance and other	$155	$175	$428	$510
Finance and financial products	199	4	203	23
OTTI securities	(43)	(9)	(45)	(12)
Foreign currency forward contracts	(619)	(445)	(926)	(205)
Life settlement contracts	(26)	(27)	(52)	(132)
Other	89	38	27	188

Investment gains (losses) before income taxes and minority interests	(245)	(264)	(365)	372
Income taxes and minority interests	(85)	(92)	(128)	129

Net investment gains (losses)	$(160)	$(172)	$(237)	$243

     Prior to January 1, 2004, Berkshire accounted for investments in life settlement contracts on the cost basis. Therefore, the cost of the investment included the initial purchase price plus periodic maintenance costs. Beginning in 2004, as a result of obtaining information which suggested that the SEC believed that a different accounting method should be used, these investments are being accounted for under FASB Technical Bulletin (“FTB”) 85-4 “Accounting for Purchases of Life Insurance.” Under FTB 85-4, the carrying value of each contract at purchase and at the end of each reporting period is equal to the cash surrender value of the contract. Cash paid to purchase these contracts that is in excess of the cash surrender value at the date of purchase is recognized as a loss immediately and periodic maintenance costs, such as premiums necessary to keep the underlying policy in force, are charged to earnings immediately. The life insurance benefits are payable to the Company. The pre-tax loss in the first half of 2004 included $73 million related to life settlement contracts held at December 31, 2003. Despite the accounting loss recorded for these contracts, management views these contracts to have a current value no less than the cost paid for the policies plus any subsequent maintenance costs and believes these contracts will produce satisfactory earnings. During the second quarter of 2005, the FASB proposed a staff position (“FSP”) which addresses investments in life settlement contracts. If the proposed FSP is adopted, Berkshire’s accounting for life settlement contracts will change back to the method it followed prior to 2004.
     Gains and losses from foreign currency contracts arise as the value of the U.S. dollar changes against certain foreign currencies. Small changes in certain foreign currency exchange rates can produce material changes in the fair value of these contracts given the large net notional value of Berkshire’s open contracts ($21.5 billion as of June 30, 2005) and consequently, may produce exceptional volatility in reported earnings in a given period. Berkshire’s open contracts at June 30, 2005 reflect a net pre-tax loss of $71 million. During the first six months of 2005, the value of most foreign currencies decreased relative to the U.S. dollar. Thus, forward contracts produced pre-tax losses of $619 million for the second quarter and $926 million for the first six months. Berkshire first began “shorting” the U.S. dollar in 2002 and since inception in 2002 through June 30, 2005, has recognized pre-tax gains of $2.03 billion from forward currency forward contracts and has received $2.10 billion from counterparties in cash.
     For many years, Berkshire has held an investment in common stock of The Gillette Company (“Gillette”). On January 28, 2005, The Procter & Gamble Company (“PG”) announced it had signed an agreement to acquire 100% of Gillette. Under the terms of the agreement, PG has agreed to issue 0.975 shares of its common stock for each outstanding share of Gillette common stock. The transaction which is subject to certain conditions is expected to close in the second half of 2005. Based upon recent trading prices of PG common stock and the number of Gillette shares owned at June 30, 2005, Berkshire anticipates that it will recognize a pre-tax investment gain of approximately $4.6 billion when the transaction closes. Berkshire’s management does not regard the gain that will be recorded, as required by GAAP, as meaningful. Berkshire intends to hold the shares of PG just as it has held the Gillette shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Financial Condition
     Berkshire’s balance sheet continues to reflect significant liquidity and a strong capital base. Consolidated shareholders’ equity at June 30, 2005 totaled $88.1 billion. Consolidated cash and invested assets, excluding assets of finance and financial products businesses, totaled approximately $109.5 billion at June 30, 2005 (including cash and cash equivalents of $43.3 billion) and $102.9 billion at December 31, 2004 (including $40.0 billion in cash and cash equivalents).
     Effective June 30, 2005, Berkshire acquired Medical Protective Insurance Company (“Med Pro”) for $825 million from an affiliate of General Electric Company (“GE”). The cash payment to GE was made on July 1, 2005 and, accordingly, at June 30, 2005, the obligation to GE is included in accounts payable, accruals and other liabilities. Med Pro is a primary medical malpractice insurer. In July 2005, Berkshire agreed to acquire Forest River Company, a manufacturer of recreational vehicles in the United States and Canada. The Forest River acquisition is subject to normal closing conditions and is expected to become effective before the end of the third quarter.
     Berkshire’s consolidated notes payable and other borrowings, excluding borrowings of finance businesses, totaled $3,106 million at June 30, 2005 and $3,450 million at December 31, 2004. During the first six months of 2005 subsidiary debt declined $270 million due to maturities and early redemptions. Additional maturities and prepayments of borrowings are anticipated over the remainder of 2005.
     In May 2002, Berkshire issued the SQUARZ securities, which consist of $400 million par amount of senior notes due in November 2007 together with warrants to purchase 4,464 Class A equivalent shares of Berkshire common stock, which expire in May 2007. A warrant premium is payable to Berkshire at an annual rate of 3.75% and interest is payable to note holders at a rate of 3.00%. Each warrant provides the holder the right to purchase either 0.1116 shares of Class A or 3.348 shares of Class B stock for $10,000. In May 2005, $64 million par amount of senior notes were tendered at the option of the holders for redemption at par, together with a corresponding amount of warrants. In addition, holders of the senior notes have the option to require Berkshire to repurchase the senior notes at par on May 15, 2006, provided that the holders also surrender a corresponding amount of warrants for cancellation. As of June 30, 2005, $336 million par amount of notes were outstanding.
     Assets of the finance and financial products businesses totaled $28.1 billion at June 30, 2005 and $30.1 billion at December 31, 2004. Cash and cash equivalents of finance and financial products businesses increased $1.1 billion during the first six months to $4.5 billion. Manufactured housing loans of Clayton increased approximately $1.7 billion to about $9.2 billion as of June 30, 2005 which primarily resulted from loan portfolio acquisitions. Clayton is a leading builder of manufactured housing, provides financing to customers, and acquires other installment loan portfolios. Prior to its acquisition by Berkshire in August 2003, Clayton securitized and sold a significant portion of its installment loans through special purpose entities. In early 2003, Clayton discontinued loan securitizations and sales.
     Liabilities of finance businesses totaled $24.1 billion at June 30, 2005 and $20.4 billion at December 31, 2004. Notes payable and other borrowings of Berkshire’s finance and financial products businesses totaled $10.7 billion at June 30, 2005 and $5.4 billion at December 31, 2004. During the first six months of 2005, Berkshire Hathaway Finance Corporation (“BHFC”) issued a total of $5.25 billion par amount of medium term notes, including $1.5 billion par amount of medium term notes issued in the second quarter of 2005. The proceeds of these issues were used to finance new and existing loans of Clayton. Principal and interest due under the BHFC medium term notes are guaranteed by Berkshire.
     Berkshire believes that it currently maintains sufficient liquidity to cover its existing contractual obligations and provide for contingent liquidity.
Contractual Obligations
     Berkshire and its subsidiaries have contractual obligations associated with ongoing business and financing activities, which will result in cash payments in future periods. Certain of those obligations, such as notes payable and other borrowings and related interest payments, are reflected in the Consolidated Financial Statements. In addition, Berkshire and its subsidiaries have entered into long-term contracts to acquire goods or services in the future, which are not currently reflected in the financial statements and will be reflected in future periods as the goods are delivered or services provided. As discussed in the Financial Condition section above, Berkshire Hathaway Finance Corporation issued $5.25 billion par amount of notes during the first six months of 2005. Principal and interest with respect to such notes are expected to be paid as follows: 2005—$115 million; 2006/2007—$420 million; 2008/2009—$2,361 million; after 2009—$3,581 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Contractual Obligations (Continued)
     Effective June 30, 2005 Berkshire completed the acquisition of Medical Protective Insurance, a medical malpractice insurance company for $825 million, which was paid on July 1. Gross unpaid losses and loss adjustment expenses of Med Pro totaled approximately $1.7 billion as of June 30, 2005. The timing and amount of loss payments by Med Pro are contingent upon the timing and amount of ultimate loss payments and accordingly, considerable judgment is involved in making such estimates. The actual timing and amount of loss payments may differ materially from current estimates, consistent with Berkshire’s other property and casualty insurance businesses. Otherwise, there were no material changes in Berkshire’s estimated contractual obligations at June 30, 2005 from those reported in Berkshire’s Form 10-K for the year ended December 31, 2004.
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
     Berkshire’s Consolidated Balance Sheet includes estimated liabilities for unpaid losses from property and casualty insurance and reinsurance contracts of $45.3 billion ($45.2 billion at December 31, 2004) and reinsurance receivables of $2.7 billion ($2.6 billion at December 31, 2004). Due to the inherent uncertainties in the process of establishing these amounts, the actual ultimate claim amounts will differ from the currently recorded amounts. A small percentage change in estimates of this magnitude will result in a material effect on reported earnings. For instance, a 5% change in the June 30, 2005 net estimate would produce a $2.1 billion change to pre-tax earnings. Future effects from changes in these estimates will be recorded as a component of losses incurred in the period of the change.
     Unamortized deferred charges on retroactive reinsurance policies assumed totaled $2.5 billion at June 30, 2005 ($2.7 billion at December 31, 2004). Significant changes in either the timing or ultimate amount of loss payments may have a significant effect on unamortized deferred charges and the amount of periodic amortization.
     Berkshire’s Consolidated Balance Sheet as of June 30, 2005 includes goodwill of acquired businesses of approximately $23.2 billion ($23.0 billion at December 31, 2004). These amounts were recorded as a result of Berkshire’s numerous business acquisitions accounted for under the purchase method. Prior to 2002, goodwill from each acquisition was generally amortized as a charge to earnings over periods not exceeding 40 years. Under SFAS No. 142, which was adopted by Berkshire as of January 1, 2002, periodic amortization ceased, in favor of an impairment-only accounting model.
     For additional information on Berkshire’s critical accounting estimates, reference is made to “Critical Accounting Policies” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Berkshire’s Annual Report for the year ending December 31, 2004.
Accounting Pronouncements to be Adopted
     In March 2004, the Emerging Issues Task Force (“EITF”) ratified additional provisions of Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The provisions of EITF 03-01 ratified in March 2004: (a) define impairments of debt and equity securities accounted for under SFAS 115, (b) provide criteria to be used by management in judging whether or not impairments are other-than-temporary, and (c) provide guidance on determining the amount of an impairment loss. These additional provisions were originally scheduled to be applied prospectively beginning July 1, 2004. Subsequently, the effective date for applying items (b) and (c) above was postponed in order to consider implementation issues. On June 29, 2005, the FASB decided not to provide additional guidance on these matters but instead proposed that a new FASB Staff Position (“FSP”) be issued. The new FSP (to be titled FSP FAS 115-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”) will replace the guidance set forth in EITF 03-01 with references to existing other-than-temporary impairment guidance, such as in FASB 115, APB 18 and SEC Staff Accounting Bulletin 59. The adoption of the new FSP which is expected to be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005, will not have a material effect on Berkshire’s consolidated financial statements.
     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs-an amendment of ARB No. 43, Chapter 4.” SFAS 151 discusses the general principles applicable to the pricing of inventory. This Statement amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material effect on Berkshire’s financial statements.

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
     In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, voluntary changes in accounting principle were required to be recognized by including in net income of the period of change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. When it is impractical to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. The provisions of this Statement are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with early adoption permitted. The adoption of SFAS 154 is not expected to have a material effect on Berkshire’s financial statements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Reference is made to Berkshire’s most recently issued Annual Report and in particular the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of June 30, 2005, there have been no material changes in the market risks described in Berkshire’s most recently issued Annual Report.
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

Part II Other Information
Item 1. Legal Proceedings
     a) Governmental Investigations
     General Reinsurance Corporation (“General Reinsurance”), a wholly owned subsidiary of General Re Corporation (“General Re”) and an indirect wholly owned subsidiary of Berkshire, is continuing to cooperate fully with the U.S. Attorney for the Eastern District of Virginia, Richmond Division (the “U.S. Attorney”) and the Department of Justice in Washington (the “DOJ”) in their ongoing investigation of Reciprocal of America (“ROA”). The U.S. Attorney and the DOJ have continued to request additional information from General Reinsurance regarding ROA and its affiliate, First Virginia Reinsurance, Ltd. The U.S. Attorney and the DOJ have also interviewed a number of current and former officers and employees of General Re and General Reinsurance, and have indicated they plan to interview additional such individuals. General Reinsurance and four of its current and former employees, including a former president, originally received subpoenas for documents from the U.S. Attorney in connection with the U.S. Attorney’s investigation of ROA in October 2003. One of the individuals originally subpoenaed in October 2003 has been informed by the U.S. Attorney that this individual is a target of the U.S. Attorney’s investigation. General Reinsurance has also been sued in a number of civil actions as described below.
     General Re, Berkshire, and certain of its other insurance subsidiaries, including National Indemnity Company (“NICO”) have also been continuing to cooperate fully with the U.S. Securities and Exchange Commission (“SEC”) and the New York State Attorney General (“NYAG”) in their ongoing investigations of non-traditional products. The U.S. Attorney and the DOJ have also been working with the SEC and the NYAG in connection with these investigations. General Re, Berkshire and NICO have been responding to subpoenas from the SEC and the NYAG originally issued in January 2005 by providing information relating to transactions between General Reinsurance or NICO (or their subsidiaries) and other insurers. In particular, General Re and Berkshire have been responding to requests from all of the governmental authorities involved in these investigations for information relating to certain transactions that may have been accounted for incorrectly by counterparties of General Reinsurance (or its subsidiaries). Berkshire understands that the government is reviewing the role of General Re and its subsidiaries, as well as that of their counterparties, in these transactions. The SEC, NYAG, DOJ and the U.S. Attorney have jointly interviewed a number of current and former officers and employees of General Re and General Reinsurance as well as Berkshire’s Chairman and CEO, Warren E. Buffett, and have indicated they plan to interview additional such individuals.
     In one case, a transaction initially effected with American International Group (“AIG”) in late 2000, AIG has corrected its prior accounting for the transaction on the grounds, as stated in AIG’s 2004 10K, that the transaction was done to accomplish a desired accounting result and did not entail sufficient qualifying risk transfer to support reinsurance accounting. General Reinsurance has been named in related civil actions brought against AIG, as described below. Berkshire believes that governmental authorities are reviewing the role of General Re and its subsidiaries, as well as that of their counterparties, in the AIG transaction and in assumed finite transactions, including whether General Re or its subsidiaries conspired with others to misstate counterparty financial statements or aided and abetted such misstatements by the counterparties. Governmental authorities are also inquiring about the accounting by certain of Berkshire’s insurance subsidiaries for assumed and ceded finite transactions.
     In May 2005, General Re terminated the consulting services of its former Chief Executive Officer, Ronald Ferguson, after Mr. Ferguson invoked the Fifth Amendment in response to questions from the SEC and DOJ relating to their investigations. Mr. Ferguson had been subpoenaed to provide testimony in connection with these investigations. In June 2005, John Houldsworth, the former Chief Executive Officer of Cologne Reinsurance Company (Dublin) Limited (“CRD”), a subsidiary of General Re, pleaded guilty to a federal criminal charge of conspiring with others to misstate certain AIG financial statements and entered into a partial settlement agreement with the SEC with respect to such matters. Mr. Houldsworth, who had been on administrative leave, was terminated following this announcement. In June 2005, Richard Napier, a former Senior Vice President of General Re who had served as an account representative for AIG, also pleaded guilty to a federal criminal charge of conspiring with others to misstate certain AIG financial statements and entered into a partial settlement agreement with the SEC with respect to such matters. General Re terminated Mr. Napier following the announcement of these actions. In addition to Mr. Houldsworth and Mr. Napier, a third individual who is a former officer of General Re received a “Wells” notice from the SEC in May 2005 in connection with its investigation.
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
     On April 14, 2005, the Australian Prudential Regulation Authority (“APRA”) announced an investigation involving financial or finite reinsurance transactions by General Reinsurance Australia Limited (“GRA”), a subsidiary of General Reinsurance. An inspector appointed by APRA under section 52 of the Insurance Act 1973 has been conducting an investigation including a request for the production of documents of GRA’s financial or finite reinsurance business. GRA has been cooperating fully with this investigation.

Item 1. Legal Proceedings (Continued)
     In December 2004, the Financial Services Authority (“FSA”) advised General Reinsurance’s affiliate Faraday Group (“Faraday”) that it was investigating Milan Vukelic, the Chief Executive Officer of Faraday with respect to transactions entered into between GRA and companies affiliated with FAI Insurance Limited in 1998. Mr. Vukelic previously served as the head of General Re’s international finite business unit. In April 2005, the FSA advised General Reinsurance that it was investigating Mr. Vukelic and a former officer of CRD with respect to certain finite risk reinsurance transactions, including transactions between CRD and several other insurers. In addition, the FSA has requested that General Reinsurance’s affiliates based in the United Kingdom provide information relating to the transactions involved in their investigations, including transactions with AIG. General Reinsurance and its affiliates are cooperating fully with the FSA in these matters. In May 2005, Mr. Vukelic was placed on administrative leave and in July 2005 his employment was terminated.
     CRD is also providing information to and cooperating fully with the Irish Financial Services Regulatory Authority in its inquiries regarding the activities of CRD. The Office of the Director of Corporate Enforcement in Ireland is conducting a preliminary evaluation in relation to CRD concerning, in particular, transactions between CRD and AIG. CRD is cooperating fully with this preliminary evaluation.
     General Reinsurance’s subsidiary, Kolnische Ruckversicherungs-Gesellschaft AG (“Cologne Re”), is also cooperating fully with requests for information from the German Federal Financial Supervisory Authority regarding the activities of Cologne Re relating to “finite reinsurance” and regarding transactions between Cologne Re or its subsidiaries, including CRD, and AIG. General Reinsurance is also providing information to and cooperating fully with the Office of the Superintendent of Financial Institutions Canada in its inquiries regarding the activities of General Re and its affiliates relating to “finite reinsurance.”
     b) Civil Litigation
          Litigation Related to ROA
     General Reinsurance and four of its current and former employees, along with numerous other defendants, have been sued in a number of civil actions related to ROA. Plaintiffs assert various claims in these civil actions, including breach of contract, unjust enrichment, fraud and conspiracy, against General Reinsurance and others, arising from various reinsurance coverages General Reinsurance provided to ROA and related entities.
     Seven putative class actions were initiated by doctors, hospitals and lawyers that purchased insurance through ROA or certain of its Tennessee-based risk retention groups. These complaints seek compensatory, treble, and punitive damages in an amount plaintiffs contend is just and reasonable. General Reinsurance is also subject to actions brought by the Virginia Commissioner of Insurance, as Deputy Receiver of ROA, the Tennessee Commissioner of Insurance, as Liquidator for three Tennessee risk retention groups, and a federal lawsuit filed by a Missouri-based hospital group. The first of these actions was filed in March 2003 and additional actions were filed in April 2003 through July 2004. In the action filed by the Virginia Commissioner of Insurance, the Commissioner asserts in several of its claims that the alleged damages being sought exceed $200 million in the aggregate as against all defendants. These ten cases are collectively assigned to the U.S. District Court for the Western District of Tennessee for pretrial proceedings. General Reinsurance has filed motions to dismiss all of the claims against it in these ten cases and the court has not yet ruled on these motions. No discovery has been initiated in these cases.
     General Reinsurance is also a defendant in two lawsuits filed in Alabama state courts. The first suit was filed in the Circuit Court of Montgomery County by a group of Alabama hospitals that are former members of the Alabama Hospital Association Trust (“AHAT”). This suit (the “AHA Action”) alleged violations of the Alabama Securities Act, conspiracy, fraud, suppression, unjust enrichment and breach of contract against General Reinsurance and virtually all of the defendants in the federal suits based on an alleged business combination between AHAT and ROA in 2001 and subsequent capital contributions to ROA in 2002 by the Alabama hospitals. The allegations of the AHA Action are largely identical to those set forth in the complaint filed by the Virginia receiver for ROA. General Reinsurance previously filed a motion to dismiss all of the claims in the AHA Action. The motion was granted in part by an order in March 2005, which dismissed the Alabama Securities Act claim against General Reinsurance and ordered plaintiffs to amend their allegations of fraud and suppression. Plaintiffs in the AHA Action filed their Amended and Restated Complaint in April 2005, alleging claims of conspiracy, fraud, suppression and aiding and abetting breach of fiduciary duty against General Reinsurance. General Reinsurance filed a motion to dismiss all counts of the Amended and Restated Complaint in May 2005. The Special Master appointed by the court heard arguments on July 13, 2005 and recommended denial of the motion on July 22, 2005. The second suit, also filed in the Circuit Court of Montgomery County, was initiated by Baptist Health Systems, Inc., a former member of AHAT, and alleged claims identical to those in the initial AHA Complaint, plus claims for breach of fiduciary duty and wantonness. These cases have been consolidated for pretrial purposes. Baptist filed its First Amended

Item 1. Legal Proceedings (Continued)
Complaint in April 2005, alleging violations of the Alabama Securities Act, conspiracy, fraud, suppression, breach of fiduciary duty, wantonness and unjust enrichment against General Reinsurance. General Reinsurance filed a motion to dismiss all counts of the Amended and Restated Complaint in May 2005. The Special Master heard arguments on July 13, 2005, and on July 22, 2005, recommended dismissal of the claim under the Alabama Securities Act, but recommended denial of the motion to dismiss the remaining claims. The AHA Action and the Baptist action claim damages in excess of $60 million in the aggregate as against all defendants.
     Actions related to AIG
     General Reinsurance received a Summons and a Consolidated Amended Class Action Complaint on April 29, 2005, in the matter captioned In re American International Group Securities Litigation, Case No. 04-CV-8141-(LTS), United States District Court, Southern District of New York. This is a putative class action asserted on behalf of investors who purchased publicly-traded securities of AIG between October 1999 and March 2005. General Reinsurance and Ronald Ferguson are identified as defendants in this matter. The Complaint alleges that AIG and certain other defendants violated federal securities laws, but does not assert any causes of action against General Reinsurance or Mr. Ferguson. Plaintiffs’ counsel in this action have filed a motion for leave to amend their Complaint. On June 7, 2005, General Reinsurance received a second Summons and Class Action Complaint in a putative class action asserted on behalf of investors who purchased AIG securities between October 1999 and March 2005, captioned San Francisco Employees’ Retirement System, et al. vs. American International Group, Inc., et al., Case No. 05-CV-4270, United States District Court, Southern District of New York. The Complaint alleges that AIG and certain other defendants violated federal securities laws, and that General Reinsurance aided and abetted securities fraud or conspired to violate federal securities laws. Both actions have been assigned to the same judge. At a July 2005 conference, the court ruled that the plaintiffs in case no. 04-CV-8141 would be lead plaintiffs. The court has not yet ruled on those plaintiffs’ motion for leave to amend their complaint, nor has the court established a schedule for responses to the complaint or any other further proceedings.
     On July 27, 2005, General Reinsurance received a Summons and a Verified and Amended Shareholder Derivative Complaint in In re American International Group, Inc. Derivative Litigation, Case No. 04-CV-08406, United States District Court, Southern District of New York, naming “Gen Re Corporation” as a defendant. It is unclear whether the plaintiffs are asserting claims against General Reinsurance or its parent, General Re. This case is assigned to the same judge as the class actions described above. The complaint, brought by several alleged shareholders of AIG, seeks damages, injunctive and declaratory relief against various officers and directors of AIG as well as a variety of individuals and entities with whom AIG did business, relating to a wide variety of allegedly wrongful practices by AIG. The allegations against “Gen Re Corporation” focus on the late 2000 transaction with AIG described above, and the complaint purports to assert causes of action against “Gen Re Corporation” for aiding and abetting other defendants’ breaches of fiduciary duty and for unjust enrichment. The complaint does not specify the amount of damages or the nature of any other relief sought against “Gen Re Corporation.”
     FAI/HIH Matter
     In December 2003, the Liquidators of both FAI Insurance Limited (“FAI”) and HIH Insurance Limited (“HIH”) advised GRA and Cologne Re that they intended to assert claims arising from insurance transactions GRA entered into with FAI in May and June 1998. In August 2004, the Liquidators filed claims in the Supreme Court of New South Wales in order to avoid the expiration of a statute of limitations but neither GRA nor Cologne Re have been served with legal process by the Liquidators. The focus of the Liquidators’ allegations against GRA and Cologne Re are the 1998 transactions GRA entered into with FAI (which was acquired by HIH in 1999). The Liquidators contend, among other things, that GRA and Cologne Re engaged in deceptive conduct that assisted FAI in improperly accounting for such transactions as reinsurance, and that such deception led to HIH’s acquisition of FAI and caused FAI to continue trading at a loss until 2001.

Item 4. Submission of Matters to a Vote of Security Holders
     At the annual meeting of shareholders of Berkshire Hathaway Inc. (“Berkshire”), held April 30, 2005, Berkshire’s shareholders re-elected Berkshire’s directors in an uncontested election. Berkshire’s shareholders also voted to approve two Board of Directors’ recommended proposals to amend the Registrant’s restated certificate of incorporation to A) add to the voting rights of holders of Class B stock in certain situations and to B) clarify Class B stockholder rights in a stock split or stock dividend. Proxies for the meeting had previously been solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934.
     Following are the votes cast for and against each director. There were no votes withheld, abstentions or broker non-votes.

Directors	For	Against
Warren E. Buffett	1,154,060.62	1,300.57
Howard G. Buffett	1,153,846.89	1,514.31
Malcolm G. Chace	1,152,420.52	2,940.68
William H. Gates III	1,154,427.25	933.94
David S. Gottesman	1,154,379.01	982.18
Charlotte Guyman	1,154,239.44	1,121.75
Donald R. Keough	1,154,275.15	1,086.05
Charles T. Munger	1,153,965.03	1,396.16
Thomas S. Murphy	1,152,406.26	2,954.94
Ronald L. Olson	1,152,577.05	2,784.15
Walter Scott, Jr.	1,153,410.04	1,951.15
     Votes on the proposals were as follows:

Proposal	For	Against	Abstentions and Broker Non-Votes
A	976,995.57	1,800.60	176,565.03
B	1,153,378.00	942.14	1,041.05
Item 6. Exhibits
a. Exhibits

3	Restated Certificate of Incorporation

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications

SIGNATURE
     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC.

(Registrant)

Date August 5, 2005	/s/ Marc D. Hamburg

(Signature)
Marc D. Hamburg, Vice President
and Principal Financial Officer