Form 10-Q
period 2005-09-30
BERKSHIRE HATHAWAY INC
filed 2005-11-04
CIK 1067983

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Number of shares of common stock outstanding as of October 28, 2005:
Class A — 1,261,219
Class B — 8,370,898

FORM 10-Q	Q/E 9/30/05
BERKSHIRE HATHAWAY INC.

FORM 10-Q	Q/E 9/30/05
Part I Financial Information
Item 1. Financial Statements
BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(dollars in millions except per share amounts)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Insurance and Other:
Cash and cash equivalents	$41,143	$40,020
Investments:
Fixed maturity securities	24,807	22,846
Equity securities	45,263	37,717
Other	1,999	2,346
Receivables	13,104	11,291
Inventories	4,031	3,842
Property, plant and equipment	7,026	6,516
Goodwill of acquired businesses	23,652	23,012
Deferred charges reinsurance assumed	2,431	2,727
Other	4,615	4,508

	168,071	154,825

Investments in MidAmerican Energy Holdings Company	4,075	3,967

Finance and Financial Products:
Cash and cash equivalents	4,889	3,407
Investments in fixed maturity securities	3,531	8,459
Trading account assets	954	4,234
Funds provided as collateral	635	1,649
Loans and finance receivables	11,175	9,175
Other	3,380	3,158

	24,564	30,082

	$196,710	$188,874

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Losses and loss adjustment expenses	$48,206	$45,219
Unearned premiums	6,882	6,283
Life and health insurance benefits	3,186	3,154
Other policyholder liabilities	3,887	3,955
Accounts payable, accruals and other liabilities	8,968	7,500
Income taxes, principally deferred	11,409	12,247
Notes payable and other borrowings	3,465	3,450

	86,003	81,808

Finance and Financial Products:
Securities sold under agreements to repurchase	1,302	5,773
Trading account liabilities	5,206	4,794
Funds held as collateral	414	1,619
Notes payable and other borrowings	10,693	5,387
Other	2,773	2,835

	20,388	20,408

Total liabilities	106,391	102,216

Minority shareholders’ interests	801	758

Shareholders’ equity:
Common stock — Class A, $5 par value and Class B, $0.1667 par value	8	8
Capital in excess of par value	26,362	26,268
Accumulated other comprehensive income	20,561	20,435
Retained earnings	42,587	39,189

Total shareholders’ equity	89,518	85,900

	$196,710	$188,874

See accompanying Notes to Interim Consolidated Financial Statements

FORM 10-Q	Q/E 9/30/05
BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in millions except per share amounts)

	Third Quarter		First Nine Months
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Revenues:
Insurance and Other:
Insurance premiums earned	$5,779	$5,354	$16,306	$15,837
Sales and service revenues	11,947	11,396	33,793	32,508
Interest, dividend and other investment income	903	708	2,539	2,032
Investment gains/losses	269	331	667	1,010

	18,898	17,789	53,305	51,387

Finance and Financial Products:
Interest income	376	262	1,144	938
Investment gains/losses	458	435	(306)	141
Other	801	686	2,152	1,886

	1,635	1,383	2,990	2,965

	20,533	19,172	56,295	54,352

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	6,444	4,590	13,459	11,756
Insurance underwriting expenses	1,132	1,090	3,574	3,460
Cost of sales and services	9,973	9,529	28,086	27,145
Selling, general and administrative expenses	1,289	1,231	3,822	3,654
Interest expense	39	31	109	100

	18,877	16,471	49,050	46,115

Finance and Financial Products:
Interest expense	154	81	445	490
Other	808	688	2,220	1,810

	962	769	2,665	2,300

	19,839	17,240	51,715	48,415

Earnings before income taxes and equity in earnings of MidAmerican Energy Holdings Company	694	1,932	4,580	5,937
Equity in earnings of MidAmerican Energy Holdings Company	141	(138)	382	71

Earnings before income taxes and minority interests	835	1,794	4,962	6,008
Income taxes	232	649	1,523	1,999
Minority shareholders’ interests	17	8	41	40

Net earnings	$586	$1,137	$3,398	$3,969

Average common shares outstanding *	1,539,898	1,537,904	1,539,554	1,537,538

Net earnings per common share *	$381	$739	$2,207	$2,581

*	Average shares outstanding include average Class A common shares and average Class B common shares determined on an equivalent Class A common stock basis. Net earnings per share shown above represents net earnings per equivalent Class A common share. Net earnings per Class B common share is equal to one-thirtieth (1/30) of such amount.
See accompanying Notes to Interim Consolidated Financial Statements

FORM 10-Q	Q/E 9/30/05
BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	First Nine Months
	2005	2004
	(Unaudited)
Net cash flows from operating activities	$5,704	$5,077

Cash flows from investing activities:
Purchases of securities with fixed maturities	(6,343)	(4,348)
Purchases of equity securities	(6,303)	(1,147)
Proceeds from sales of securities with fixed maturities	2,142	3,931
Proceeds from redemptions and maturities of securities with fixed maturities	3,969	2,974
Proceeds from sales of equity securities	1,112	1,466
Finance loans and other investments purchased	(1,982)	(2,184)
Principal collections on finance loans and other investments	1,448	2,486
Acquisitions of businesses, net of cash acquired	(1,822)	(377)
Additions of property, plant and equipment	(972)	(857)
Other	327	152

Net cash flows from investing activities	(8,424)	2,096

Cash flows from financing activities:
Proceeds from borrowings of finance businesses	5,246	1,627
Proceeds from other borrowings	469	258
Repayments of borrowings of finance businesses	(74)	(1,233)
Repayments of other borrowings	(572)	(448)
Change in short term borrowings of finance businesses	89	84
Change in other short term borrowings	123	(398)
Other	44	(3)

Net cash flows from financing activities	5,325	(113)

Increase in cash and cash equivalents	2,605	7,060
Cash and cash equivalents at beginning of year *	43,427	35,957

Cash and cash equivalents at end of first nine months *	$46,032	$43,017

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$2,595	$1,724
Interest of finance and financial products businesses	379	384
Other interest	121	115

* Cash and cash equivalents are comprised of the following:
Beginning of year — Insurance and Other	$40,020	$31,262
Finance and Financial Products	3,407	4,695

	$43,427	$35,957

End of first nine months — Insurance and Other	$41,143	$38,130
Finance and Financial Products	4,889	4,887

	$46,032	$43,017

See accompanying Notes to Interim Consolidated Financial Statements

FORM 10-Q	Q/E 9/30/05
BERKSHIRE HATHAWAY INC.
and Subsidiaries
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
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
     Effective June 30, 2005, Berkshire acquired 100% of Medical Protective Corporation (“Med Pro”) from GE Insurance Solutions. Med Pro is one of the nation’s premier professional liability insurers for physicians, dentists and other primary health care providers. On August 31, 2005, Berkshire acquired 100% of Forest River, Inc., (“Forest River”) a leading manufacturer of leisure vehicles in the U.S. The company manufactures a complete line of motorized and towable recreational vehicles, utility trailers, buses, boats and manufactured houses.
     Operating results of Med Pro and Forest River are consolidated with Berkshire’s results beginning as of July 1, 2005 and September 1, 2005, respectively. Inclusion of Med Pro’s and Forest River’s results as of the beginning of 2004 would not have materially impacted Berkshire’s consolidated results of operations as reported.
Note 3. Investments in MidAmerican Energy Holdings Company
     Berkshire owns 900,942 shares of common stock and 41,263,395 shares of convertible preferred stock of MidAmerican Energy Holdings Company (“MidAmerican”). Such investments were acquired for an aggregate cost of $1,645 million and currently give Berkshire a 9.9% voting interest and an 83.8% economic interest in the equity of MidAmerican (80.5% on a diluted basis). As of September 30, 2005, Berkshire and certain of its subsidiaries also owned $1,356 million of MidAmerican’s 11% non-transferable trust preferred securities. Walter Scott, Jr., a member of Berkshire’s Board of Directors, controls approximately 88% of the voting interest in MidAmerican. While the convertible preferred stock does not vote generally with the common stock in the election of directors, it does give Berkshire the right to elect 20% of MidAmerican’s Board of Directors. See Note 3 to Berkshire’s 2004 Consolidated Financial Statements for additional information concerning these securities. Through the investments in common and convertible preferred stock of MidAmerican, Berkshire has the ability to exercise significant influence on the operations of MidAmerican and because the convertible preferred stock is, in substance, substantially equivalent to common stock, Berkshire accounts for its investments in MidAmerican pursuant to the equity method.
     The Energy Policy Act of 2005 (“Act”) was signed into law on August 8, 2005 and includes the repeal of the Public Utility Holding Company Act of 1935 (“PUHCA”), effective in the first quarter of 2006. Berkshire intends to convert its convertible preferred stock investment to common stock upon the effective date (six months after the Act was signed into law) of the repeal of PUHCA and after all regulatory approvals are obtained. Upon conversion, Berkshire will possess approximately 83.8% of the voting common stock interest and economic interests in MidAmerican. Thus, the accounts of MidAmerican are presently expected to be consolidated in Berkshire’s Consolidated Financial Statements no later than the first quarter of 2006. However, there will be no changes in MidAmerican’s operations, management or capital structure as a result of the consolidation of MidAmerican. Specifically, MidAmerican’s debt is currently not guaranteed by Berkshire and the Company has no intention of guaranteeing any debt or obligations of MidAmerican in the future.

FORM 10-Q	Q/E 9/30/05
Notes To Interim Consolidated Financial Statements (Continued)
Note 3. Investments in MidAmerican Energy Holdings Company (Continued)
     Equity in earnings of MidAmerican includes Berkshire’s proportionate share (83.8%) of MidAmerican’s undistributed net earnings reduced by deferred taxes on such undistributed earnings in accordance with SFAS 109, reflecting Berkshire’s expectation that such deferred taxes will be payable as a consequence of dividends from MidAmerican. However, upon conversion of Berkshire’s convertible preferred stock to voting common stock, Berkshire will include MidAmerican in its consolidated Federal Income Tax Return and income taxes will not be payable as a consequence of dividends from MidAmerican. No dividends from MidAmerican are likely for some time. Berkshire’s share of MidAmerican’s interest expense (after-tax) on Berkshire’s investments in MidAmerican’s trust preferred (debt) securities has been eliminated.
     MidAmerican owns a combined electric and natural gas utility company in the United States, two interstate natural gas pipeline companies in the United States, two electricity distribution companies in the United Kingdom, a diversified portfolio of domestic and international electric power projects and the second largest residential real estate brokerage firm in the United States.
     In May 2005, MidAmerican reached a definitive agreement with Scottish Power plc to acquire its indirect subsidiary, PacifiCorp, a regulated electric utility providing service to 1.6 million customers in California, Idaho, Oregon, Utah, Washington and Wyoming. MidAmerican will purchase all of the outstanding shares of PacifiCorp common stock for approximately $5.1 billion in cash. It is currently expected that MidAmerican will issue $3.4 billion of additional capital stock to Berkshire. The proceeds from the issuance of the capital stock by MidAmerican along with proceeds from the planned issuance by MidAmerican of $1.7 billion of long-term debt or other securities will be used to fund the purchase. The acquisition is subject to customary closing conditions, including the approval of the transaction by the shareholders of Scottish Power plc, which was received on July 22, 2005, and the receipt of required state and federal approvals. The transaction is expected to be completed in March 2006.
     Condensed consolidated balance sheets of MidAmerican are as follows (in millions).

	September 30,	December 31,
	2005	2004
Assets:
Properties, plants, and equipment, net	$11,727	$11,607
Goodwill	4,190	4,307
Other assets	4,219	3,990

	$20,136	$19,904

Liabilities and shareholders’ equity:
Debt, except debt owed to Berkshire	$10,280	$10,528
Debt owed to Berkshire	1,356	1,478
Other liabilities and minority interests	5,254	4,927

	16,890	16,933
Shareholders’ equity	3,246	2,971

	$20,136	$19,904

     Condensed consolidated statements of earnings of MidAmerican for the third quarter and first nine months of 2005 and 2004 are as follows (in millions).

	Third Quarter		First Nine Months
	2005	2004	2005	2004
Operating revenue and other income	$1,783	$1,576	$5,285	$4,951

Costs and expenses:
Cost of sales and operating expenses	1,188	999	3,559	3,231
Depreciation and amortization	166	165	463	496
Interest expense – debt held by Berkshire	39	42	120	129
Other interest expense	177	176	543	533

	1,570	1,382	4,685	4,389

Earnings before taxes	213	194	600	562
Income taxes and minority interests	60	68	198	212

Earnings from continuing operations	153	126	402	350
Gain (loss) on discontinued operations	2	(347)	5	(366)

Net earnings (loss)	$155	$(221)	$407	$(16)

FORM 10-Q	Q/E 9/30/05
Notes To Interim Consolidated Financial Statements (Continued)
Note 3. Investments in MidAmerican Energy Holdings Company (Continued)
     On September 10, 2004, MidAmerican’s management decided to cease operations of mineral extraction facilities installed near certain geothermal energy generation sites (“the Project”), at which proprietary processes were used to extract zinc, manganese, silica, and other elements from geothermal brine and fluids. MidAmerican’s management concluded that the Project could not become commercially viable. Consequently, a non-cash impairment charge of approximately $340 million, after tax, was required to write-down assets of the Project, rights to quantities of extractable minerals, and allocated goodwill to estimated net realizable value. MidAmerican incurred net after-tax losses attributed to the Project of $27 million for the nine-month period ended September 30, 2004. Berkshire’s share of the non-cash impairment charge was $255 million after tax, and is included in equity in earnings of MidAmerican Energy Holdings Company.
Note 4. Investments in fixed maturity securities
     Data with respect to investments in fixed maturity securities, which are classified as available-for-sale, are shown in the tabulation below (in millions).

	Insurance and other		Finance and financial products
	Sept. 30, 2005	Dec. 31, 2004	Sept. 30, 2005	Dec. 31, 2004
Amortized cost	$23,102	$20,600	$1,925	$6,315
Gross unrealized gains	1,776	2,275	116	701
Gross unrealized losses	(71)	(29)	(2)	(1)

Fair value	$24,807	$22,846	$2,039	$7,015

     Certain other fixed maturity investments of finance businesses are classified as held-to-maturity, which are carried at amortized cost. The carrying value and fair value of these investments totaled $1,421 million and $1,617 million at September 30, 2005, respectively. At December 31, 2004, the carrying value and fair value of held-to-maturity securities totaled $1,424 million and $1,614 million, respectively. Gross unrealized losses at September 30, 2005 and December 31, 2004 consisted primarily of securities whose amortized cost exceeded fair value for less than twelve months.
Note 5. Investments in equity securities
     Data with respect to investments in equity securities are shown in the tabulation below (in millions).

	September 30,	December 31,
	2005	2004
Total cost	$15,083	$9,337
Gross unrealized gains	30,536	28,380
Gross unrealized losses	(356)	—

Total fair value	$45,263	$37,717

Fair value:
American Express Company	$7,623	$8,546
The Coca-Cola Company	8,638	8,328
Other equity securities	29,002	20,843

Total	$45,263	$37,717

     The fair value of American Express Company (“AXP”) as of September 30, 2005 excludes the value associated with Ameriprise Financial Corporation (“AMP”), which was spun-off by AXP on September 30, 2005. At September 30, 2005, the fair value of AMP common stock ($1,086 million) is included in other equity securities.
     Effective October 1, 2005, Procter & Gamble (“PG”) completed its acquisition of The Gillette Company (“Gillette”). In connection with the acquisition, Berkshire received 0.975 shares of PG in exchange for each share of Gillette common stock held. Thus, Berkshire will record a non-cash pre-tax investment gain of approximately $5 billion ($3.2 billion after deferred tax) during the fourth quarter, which will be offset by a corresponding decrease in net unrealized appreciation of investments included in shareholders’ equity as a component of accumulated other comprehensive income. Accordingly, there will effectively be no change in Berkshire’s consolidated shareholders’ equity as a result of this transaction.
     Gross unrealized losses at September 30, 2005 consisted of securities whose cost exceeded fair value for less than twelve months.

FORM 10-Q	Q/E 9/30/05
Notes To Interim Consolidated Financial Statements (Continued)
Note 6. Loans and Receivables
     Receivables of insurance and other businesses are comprised of the following (in millions).

	September 30,	December 31,
	2005	2004
Insurance premiums receivable	$4,690	$3,968
Reinsurance recoverables	2,830	2,556
Trade and other receivables	5,926	5,225
Allowances for uncollectible accounts	(342)	(458)

	$13,104	$11,291

     Loans and finance receivables of finance and financial products businesses are comprised of the following (in millions).

	September 30,	December 31,
	2005	2004
Consumer installment loans and finance receivables	$9,739	$7,740
Commercial loans and finance receivables	1,498	1,496
Allowances for uncollectible loans	(62)	(61)

	$11,175	$9,175

Note 7. Deferred income tax liabilities
     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are shown below (in millions).

	September 30,	December 31,
	2005	2004
Deferred tax liabilities:
Unrealized appreciation of investments	$11,252	$11,020
Deferred charges reinsurance assumed	854	955
Property, plant and equipment	1,226	1,201
Investments	540	497
Other	831	677

	14,703	14,350

Deferred tax assets:
Unpaid losses and loss adjustment expenses	(982)	(1,129)
Unearned premiums	(419)	(388)
Other	(1,686)	(1,659)

	(3,087)	(3,176)

Net deferred tax liability	$11,616	$11,174

Note 8. Notes payable and other borrowings
     Notes payable and other borrowings of Berkshire and its subsidiaries are summarized below. Amounts are in millions.

	September 30,	December 31,
	2005	2004
Insurance and other:
Issued by Berkshire:
SQUARZ notes due 2007	$336	$400
Investment agreements due 2007-2033	668	406
Issued by subsidiaries and guaranteed by Berkshire:
Commercial paper and other short-term borrowings	1,258	1,139
Other debt due 2006-2035	315	315
Issued by subsidiaries and not guaranteed by Berkshire due 2005-2041	888	1,190

	$3,465	$3,450

FORM 10-Q	Q/E 9/30/05
Notes To Interim Consolidated Financial Statements (Continued)
Note 8. Notes payable and other borrowings (Continued)

	September 30,	December 31,
	2005	2004
Finance and financial products:
Issued by Berkshire Hathaway Finance Corporation and guaranteed by Berkshire:
Issued prior to 2005:
Notes due 2007-2014	$3,595	$3,594
Issued in 2005:
Floating rate notes due 2008	2,046	—
4.125% notes due 2010	1,494	—
4.75% notes due 2012	695	—
4.85% notes due 2015	994	—
Issued by other subsidiaries and guaranteed by Berkshire due 2005-2027	449	344
Issued by subsidiaries and not guaranteed by Berkshire due 2005-2030	1,420	1,449

	$10,693	$5,387

     On January 4, 2005, Berkshire Hathaway Finance Corporation issued $3.75 billion aggregate par amount of medium term notes. The proceeds from the notes were used to finance a loan portfolio acquisition by Clayton Homes that occurred on December 30, 2004. On May 11, 2005, Berkshire Hathaway Finance Corporation issued $1.5 billion aggregate par amount of medium term notes. The proceeds were used to finance loan portfolio acquisitions and originations by Clayton Homes during 2005.
Note 9. Common stock
     The following table summarizes Berkshire’s common stock activity during the first nine months of 2005.

	Class A common stock	Class B common stock
	(1,650,000 shares authorized)	(55,000,000 shares authorized)
	Issued and Outstanding	Issued and Outstanding
Balance at December 31, 2004	1,268,783	8,099,175
Conversions of Class A common stock to Class B common stock and other	(7,418)	261,486

Balance at September 30, 2005	1,261,365	8,360,661

     Each share of Class A common stock is convertible, at the option of the holder, into thirty shares of Class B common stock. Class B common stock is not convertible into Class A common stock. Class B common stock has economic rights equal to one-thirtieth (1/30) of the economic rights of Class A common stock. Accordingly, on an equivalent Class A common stock basis, there are 1,540,054 shares outstanding at September 30, 2005 and 1,538,756 shares outstanding at December 31, 2004. Each Class A common share is entitled to one vote per share. Each Class B common share possesses the voting rights of one-two-hundredth (1/200) of the voting rights of a Class A share. Class A and Class B common shares vote together as a single class.
Note 10. Comprehensive income
     Berkshire’s comprehensive income for the third quarter and first nine months of 2005 and 2004 is shown in the table below (in millions).

	Third Quarter		First Nine Months
	2005	2004	2005	2004
Net earnings	$586	$1,137	$3,398	$3,969

Other comprehensive income:
Increase (decrease) in unrealized appreciation of investments	1,230	(1,495)	658	(1,466)
Applicable income taxes and minority interests	(436)	543	(242)	528
Other	40	42	(246)	(23)
Applicable income taxes and minority interests	(10)	(4)	(44)	(4)

	824	(914)	126	(965)

Comprehensive income	$1,410	$223	$3,524	$3,004

FORM 10-Q	Q/E 9/30/05
Notes To Interim Consolidated Financial Statements (Continued)
Note 11. Pension plans
     The components of net periodic pension expense for the third quarter and first nine months of 2005 and 2004 are as follows (in millions).

	Third Quarter		First Nine Months
	2005	2004	2005	2004
Service cost	$31	$23	$83	$81
Interest cost	47	47	142	141
Expected return on plan assets	(46)	(42)	(137)	(128)
Net amortization, deferral and other	1	2	4	8
Curtailment gain	—	(70)	—	(70)

	$33	$(40)	$92	$32

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
Note 12. Contingencies
     a) Governmental Investigations
     General Reinsurance Corporation (“General Reinsurance”), a wholly owned subsidiary of General Re Corporation (“General Re”) and an indirect wholly owned subsidiary of Berkshire, is continuing to cooperate fully with the U.S. Attorney for the Eastern District of Virginia, Richmond Division (the “EDVA U.S. Attorney”) and the Department of Justice in Washington (the “DOJ”) in their ongoing investigation regarding Reciprocal of America (“ROA”) and, in part, its transactions with General Reinsurance. The EDVA U.S. Attorney and the DOJ have continued to request additional information from General Reinsurance regarding ROA and its affiliate, First Virginia Reinsurance, Ltd (“FVR”) and General Reinsurance’s transactions with ROA and FVR. The EDVA U.S. Attorney and the DOJ have also interviewed a number of current and former officers and employees of General Re and General Reinsurance. General Reinsurance and four of its current and former employees, including a former president, originally received subpoenas for documents from the EDVA U.S. Attorney in connection with the EDVA U.S. Attorney’s investigation in October 2003. The EDVA U.S. Attorney recently issued an additional subpoena to General Reinsurance regarding General Reinsurance’s transactions with ROA and FVR. One of the individuals originally subpoenaed in October 2003 has been informed by the EDVA U.S. Attorney that this individual is a target of the EDVA U.S. Attorney’s investigation. General Reinsurance has also been sued in a number of civil actions related to ROA, as described below.
     General Re, Berkshire, and certain of Berkshire’s other insurance subsidiaries, including National Indemnity Company (“NICO”) have also been continuing to cooperate fully with the U.S. Securities and Exchange Commission (“SEC”), the DOJ and the New York State Attorney General (“NYAG”) in their ongoing investigations of non-traditional products. The EDVA U.S. Attorney and the DOJ have also been working with the SEC and the NYAG in connection with these investigations. General Re originally received subpoenas from the SEC and NYAG in January 2005. General Re, Berkshire and NICO have been providing information to the government relating to transactions between General Reinsurance or NICO (or their subsidiaries or affiliates) and other insurers in response to the January 2005 subpoenas and related requests and, in the case of General Reinsurance (or its subsidiaries or affiliates), in response to subpoenas from other U.S. Attorneys conducting investigations relating to certain of these transactions. In particular, General Re and Berkshire have been responding to requests from the government for information relating to certain transactions that may have been accounted for incorrectly by counterparties of General Reinsurance (or its subsidiaries or affiliates). Berkshire understands that the government is reviewing the role of General Re and its subsidiaries, as well as that of their counterparties, in these transactions. The SEC, NYAG, DOJ and the EDVA U.S. Attorney have interviewed a number of current and former officers and employees of General Re and General Reinsurance as well as Berkshire’s Chairman and CEO, Warren E. Buffett, and have indicated they plan to interview additional such individuals.
     Berkshire believes that the government is reviewing the role of General Re and its subsidiaries, as well as that of their counterparties, in certain finite transactions, including whether General Re or its subsidiaries conspired with others to misstate counterparty financial statements or aided and abetted such misstatements by the counterparties. In one case, a transaction initially effected with American International Group (“AIG”) in late 2000, AIG has corrected its prior

FORM 10-Q	Q/E 9/30/05
Notes To Interim Consolidated Financial Statements (Continued)
Note 12. Contingencies (Continued)
accounting for the transaction on the grounds, as stated in AIG’s 2004 10K, that the transaction was done to accomplish a desired accounting result and did not entail sufficient qualifying risk transfer to support reinsurance accounting. General Reinsurance has been named in related civil actions brought against AIG, as described below. As part of their ongoing investigations, governmental authorities have also inquired about the accounting by certain of Berkshire’s insurance subsidiaries for certain assumed and ceded finite transactions.
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
     In September 2005, Ronald Ferguson, Joseph Brandon, the Chief Executive Officer of General Re, Christopher Garand, a recently retired Senior Vice President of General Reinsurance, and Robert Graham, a recently retired Senior Vice President and Assistant General Counsel of General Reinsurance, each received a “Wells” notice from the SEC. In addition to Messrs. Houldsworth, Napier, Brandon, Ferguson, Garand and Graham, Elizabeth Monrad, the former Chief Financial Officer of General Re, also received a “Wells” notice from the SEC in May 2005 in connection with its investigation.
     Various state insurance departments have issued subpoenas or otherwise requested that General Reinsurance, NICO and their affiliates provide documents and information relating to non-traditional products. The Office of the Connecticut Attorney General has also issued a subpoena to General Reinsurance for information relating to non-traditional products. General Reinsurance, NICO and their affiliates have been cooperating fully with these subpoenas and requests.
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
     In December 2004, the Financial Services Authority (“FSA”) advised General Reinsurance’s affiliate Faraday Group (“Faraday”) that it was investigating Milan Vukelic, the then Chief Executive Officer of Faraday with respect to transactions entered into between GRA and companies affiliated with FAI Insurance Limited in 1998. Mr. Vukelic previously served as the head of General Re’s international finite business unit. In April 2005, the FSA advised General Reinsurance that it was investigating Mr. Vukelic and a former officer of CRD with respect to certain finite risk reinsurance transactions, including transactions between CRD and several other insurers. In addition, the FSA has requested that General Reinsurance affiliates based in the United Kingdom provide information relating to the transactions involved in their investigations, including transactions with AIG. General Reinsurance and its affiliates are cooperating fully with the FSA in these matters. In May 2005, Mr. Vukelic was placed on administrative leave and in July 2005 his employment was terminated.
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

FORM 10-Q	Q/E 9/30/05
Notes To Interim Consolidated Financial Statements (Continued)
Note 12. Contingencies (Continued)
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
     General Reinsurance is also a defendant in two lawsuits filed in Alabama state courts. The first suit was filed in the Circuit Court of Montgomery County by a group of Alabama hospitals that are former members of the Alabama Hospital Association Trust (“AHAT”). This suit (the “AHA Action”) alleged violations of the Alabama Securities Act, conspiracy, fraud, suppression, unjust enrichment and breach of contract against General Reinsurance and virtually all of the defendants in the federal suits based on an alleged business combination between AHAT and ROA in 2001 and subsequent capital contributions to ROA in 2002 by the Alabama hospitals. The allegations of the AHA Action are largely identical to those set forth in the complaint filed by the Virginia receiver for ROA. General Reinsurance previously filed a motion to dismiss all of the claims in the AHA Action. The motion was granted in part by an order in March 2005, which dismissed the Alabama Securities Act claim against General Reinsurance and ordered plaintiffs to amend their allegations of fraud and suppression. Plaintiffs in the AHA Action filed their Amended and Restated Complaint in April 2005, alleging claims of conspiracy, fraud, suppression and aiding and abetting breach of fiduciary duty against General Reinsurance. General Reinsurance filed a motion to dismiss all counts of the Amended and Restated Complaint in May 2005. The Special Master appointed by the court heard arguments on July 13, 2005 and recommended denial of the motion on July 22, 2005. On July 22, 2005, the Court denied General Reinsurance’s motion to dismiss. General Reinsurance filed and served its answer and affirmative defenses to the Amended and Restated Complaint on September 1, 2005. Discovery has begun. The second suit, also filed in the Circuit Court of Montgomery County, was initiated by Baptist Health Systems, Inc., a former member of AHAT, and alleged claims identical to those in the initial AHA Complaint, plus claims for breach of fiduciary duty and wantonness. These cases have been consolidated for pretrial purposes. Baptist filed its First Amended Complaint in April 2005, alleging violations of the Alabama Securities Act, conspiracy, fraud, suppression, breach of fiduciary duty, wantonness and unjust enrichment against General Reinsurance. General Reinsurance filed a motion to dismiss all counts of the Amended and Restated Complaint in May 2005. The Special Master heard arguments on July 13, 2005, and on July 22, 2005, recommended dismissal of the claim under the Alabama Securities Act, but recommended denial of the motion to dismiss the remaining claims. On July 22, 2005, the Court denied General Reinsurance’s motion to dismiss. General Reinsurance filed and served its answer and affirmative defenses to the Amended and Restated Complaint on September 1, 2005. Discovery has begun. The AHA Action and the Baptist action claim damages in excess of $60 million in the aggregate as against all defendants.
     Actions related to AIG
     General Reinsurance received a Summons and a Consolidated Amended Class Action Complaint on April 29, 2005, in the matter captioned In re American International Group Securities Litigation, Case No. 04-CV-8141-(LTS), United States District Court, Southern District of New York. This is a putative class action asserted on behalf of investors who purchased publicly-traded securities of AIG between October 1999 and March 2005. On June 7, 2005, General Reinsurance received a second Summons and Class Action Complaint in a putative class action asserted on behalf of investors who purchased AIG securities between October 1999 and March 2005, captioned San Francisco Employees’ Retirement System, et al. vs. American International Group, Inc., et al., Case No. 05-CV-4270, United States District Court, Southern District of New York. At a July 2005 conference, the court ruled that the plaintiffs in case no. 04-CV-8141 would be lead plaintiffs. On

FORM 10-Q	Q/E 9/30/05
Notes To Interim Consolidated Financial Statements (Continued)
Note 12. Contingencies (Continued)
September 27, 2005, the plaintiffs in case no. 04-CV-8141 filed a Consolidated Second Amended Complaint (the “Complaint”). The Complaint asserts various claims against AIG, and various of its officers, directors, investment banks and other parties. Included among the defendants are General Reinsurance and Messrs. Ferguson, Napier and Houldsworth (whom the Complaint defines as the “General Re Defendants”). The Complaint alleges that the General Re Defendants violated Section 10(b) of the Securities Exchange Act and SEC Rule 10b-5 through their activities in connection with the AIG transaction described in “Governmental Investigations,” above. The Complaint seeks damages and other relief in unspecified amounts. The General Re Defendants’ pleadings in response to the Complaint are due to be filed on December 14, 2005. No discovery has taken place.
     On July 27, 2005, General Reinsurance received a Summons and a Verified and Amended Shareholder Derivative Complaint in In re American International Group, Inc. Derivative Litigation, Case No. 04-CV-08406, United States District Court, Southern District of New York, naming “Gen Re Corporation” as a defendant. It is unclear whether the plaintiffs are asserting claims against General Reinsurance or its parent, General Re. This case is assigned to the same judge as the class actions described above. The complaint, brought by several alleged shareholders of AIG, seeks damages, injunctive and declaratory relief against various officers and directors of AIG as well as a variety of individuals and entities with whom AIG did business, relating to a wide variety of allegedly wrongful practices by AIG. The allegations against “Gen Re Corporation” focus on the late 2000 transaction with AIG described above, and the complaint purports to assert causes of action against “Gen Re Corporation” for aiding and abetting other defendants’ breaches of fiduciary duty and for unjust enrichment. The complaint does not specify the amount of damages or the nature of any other relief sought against “Gen Re Corporation.” In August 2005, General Reinsurance received a Summons and First Amended Consolidated Shareholders’ Derivative Complaint in In re American International Group, Inc. Consolidated Derivative Litigation, Case No. 769-N, Delaware Chancery Court. The claims asserted in the Delaware complaint are substantially similar to those asserted in the New York derivative complaint described earlier in this paragraph, except that the Delaware complaint makes clear that the plaintiffs are asserting claims against both General Reinsurance and General Re. Proceedings in both the New York derivative suit and the Delaware derivative suit are stayed until January 10, 2006.
     FAI/HIH Matter
     In December 2003, the Liquidators of both FAI Insurance Limited (“FAI”) and HIH Insurance Limited (“HIH”) advised GRA and Cologne Re that they intended to assert claims arising from insurance transactions GRA entered into with FAI in May and June 1998. In August 2004, the Liquidators filed claims in the Supreme Court of New South Wales in order to avoid the expiration of a statute of limitations for certain plaintiffs but neither GRA nor Cologne Re have been served with legal process by the Liquidators. The focus of the Liquidators’ allegations against GRA and Cologne Re are the 1998 transactions GRA entered into with FAI (which was acquired by HIH in 1999). The Liquidators contend, among other things, that GRA and Cologne Re engaged in deceptive conduct that assisted FAI in improperly accounting for such transactions as reinsurance, and that such deception led to HIH’s acquisition of FAI and caused various losses to FAI and HIH.
     Insurance Brokerage Antitrust Litigation
     Berkshire, General Re and General Reinsurance are defendants in this multi-district litigation, In Re: Insurance Brokerage Antitrust Litigation, MDL No. 1663 (D.N.J.). In February 2005, the Judicial Panel on Multidistrict Litigation transferred several different cases to the District of New Jersey for coordination and consolidation. Each consolidated case concerned allegations of an industry-wide scheme on the part of commercial insurance brokers and insurance companies to defraud a purported class of insurance purchasers through bid-rigging and contingent commission arrangements. Berkshire, General Re and General Reinsurance were not parties to the original, transferred cases. On August 1, 2005, the named plaintiffs—fourteen businesses, two municipalities, and three individuals—filed their First Consolidated Amended Commercial Class Action Complaint, and Berkshire, General Re and General Reinsurance (along with a large number of insurance companies and insurance brokers) were named as defendants in the Amended Complaint. The plaintiffs claim that all defendants engaged in a pattern of racketeering activity, in violation of RICO, and that they conspired to restrain trade. They further allege that the broker defendants breached fiduciary duties to the plaintiffs, that the insurer defendants aided and abetted that breach, and that all defendants were unjustly enriched in the process. Plaintiffs seek treble damages in an unspecified amount, together with interest and attorneys fees and expenses. They also seek a declaratory judgment of wrongdoing as well as an injunction against future anticompetitive practices.
     Berkshire cannot at this time predict the outcome of these matters, is unable to estimate a range of possible loss, if any, and cannot predict whether or not the outcomes will have a material adverse effect on Berkshire’s business or results of operations for at least the quarterly period when these matters are completed or otherwise resolved.

FORM 10-Q	Q/E 9/30/05
Notes To Interim Consolidated Financial Statements (Continued)
Note 13. Business segment data
     A disaggregation of Berkshire’s consolidated data for the third quarter and first nine months of 2005 and 2004 is as follows. Amounts are in millions.

	Revenues
	Third Quarter		First Nine Months
	2005	2004	2005	2004
Operating Businesses:
Insurance group:
Premiums earned:
GEICO	$2,575	$2,262	$7,453	$6,550
General Re	1,566	1,720	4,839	5,593
Berkshire Hathaway Reinsurance Group	1,195	1,042	2,962	2,780
Berkshire Hathaway Primary Group	443	330	1,052	914
Investment income	905	715	2,553	2,062

Total insurance group	6,684	6,069	18,859	17,899
Apparel	596	591	1,752	1,682
Building products	1,264	1,175	3,618	3,250
Finance and financial products	1,180	952	3,305	2,832
Flight services	854	797	2,538	2,249
McLane Company	6,388	6,117	17,909	17,352
Retail	641	596	1,881	1,782
Shaw Industries	1,512	1,340	4,238	3,892
Other businesses	808	785	2,271	2,313

	19,927	18,422	56,371	53,251

Reconciliation of segments to consolidated amount:
Investment gains/losses	727	766	361	1,151
Other revenues	11	8	36	22
Eliminations and other	(132)	(24)	(473)	(72)

	$20,533	$19,172	$56,295	$54,352

	Earnings before taxes and minority interests
	Third Quarter		First Nine Months
	2005	2004	2005	2004
Operating Businesses:
Insurance group:
Underwriting gain (loss):
GEICO	$237	$226	$907	$678
General Re	(389)	(105)	(327)	(24)
Berkshire Hathaway Reinsurance Group	(1,635)	(463)	(1,352)	(68)
Berkshire Hathaway Primary Group	(10)	16	45	35
Net investment income	900	713	2,538	2,050

Total insurance group	(897)	387	1,811	2,671
Apparel	100	94	264	239
Building products	214	192	608	503
Finance and financial products	207	171	605	495
Flight services	42	51	100	117
McLane Company	53	62	181	176
Retail	37	25	105	81
Shaw Industries	145	116	372	354
Other businesses	93	102	287	284

	(6)	1,200	4,333	4,920

Reconciliation of segments to consolidated amount:
Investment gains/losses	741	767	376	1,139
Equity in earnings of MidAmerican Energy Holdings Company	141	(138)	382	71
Interest expense, excluding interest allocated to business segments	(24)	(22)	(63)	(69)
Eliminations and other	(17)	(13)	(66)	(53)

	$835	$1,794	$4,962	$6,008

FORM 10-Q	Q/E 9/30/05
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     Net earnings for the third quarter and first nine months of 2005 and 2004 are disaggregated in the table that follows. Amounts are after deducting minority interests and income taxes. Dollar amounts are in millions.

	Third Quarter		First Nine Months
	2005	2004	2005	2004
Insurance – underwriting	$(1,170)	$(215)	$(475)	$399
Insurance – investment income	601	484	1,740	1,418
Non-insurance businesses	555	509	1,580	1,395
Equity in earnings of MidAmerican Energy Holdings Company	141	(138)	382	71
Interest expense, unallocated	(16)	(14)	(40)	(44)
Other	(5)	(7)	(32)	(31)
Investment gains/losses	480	518	243	761

Net earnings	$586	$1,137	$3,398	$3,969

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
     Accordingly, Berkshire’s reportable business segments are organized in a manner that reflects how Berkshire’s top management views those business activities. Certain businesses have been grouped based upon similar products or product lines, marketing, selling and distribution characteristics even though those businesses are operated by separate local management. There are over 40 separate reporting units. Reference is made to Note 13 to the Interim Consolidated Financial Statements in this report and Note 21 to the Consolidated Financial Statements included in Berkshire’s Annual Report for the year ended December 31, 2004.
     Insurance — Underwriting
     A summary follows of underwriting results from Berkshire’s insurance businesses for the third quarter and first nine months of 2005 and 2004. Dollar amounts are in millions.

	Third Quarter		First Nine Months
	2005	2004	2005	2004
Underwriting gain (loss) attributable to:
GEICO	$237	$226	$907	$678
General Re	(389)	(105)	(327)	(24)
Berkshire Hathaway Reinsurance Group	(1,635)	(463)	(1,352)	(68)
Berkshire Hathaway Primary Group	(10)	16	45	35

Underwriting gain (loss) – pre-tax	(1,797)	(326)	(727)	621
Income taxes and minority interests	(627)	(111)	(252)	222

Net underwriting gain (loss)	$(1,170)	$(215)	$(475)	$399

     During the third quarter of 2005, Hurricanes Katrina and Rita struck the Gulf coast region of the Unites States producing the largest catastrophe losses for any quarter in the history of the property/casualty insurance industry. Berkshire presently estimates the total industry losses from the two hurricanes to be in the range of $60 billion to $70 billion although the final figure could vary significantly. Estimates of Berkshire’s losses from these events were recorded in the third quarter of 2005 and are subject to change as additional information concerning the nature and amount of losses becomes known. Losses incurred as of September 30, 2005, are summarized in the following table. Dollar amounts are in millions.

GEICO	$118
General Re	602
Berkshire Hathaway Reinsurance Group	2,268

$2,988

Form 10-Q	Q/E 9/30/05
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
          Insurance — Underwriting (Continued)
     Berkshire engages in both primary insurance and reinsurance of property and casualty risks. Through General Re, Berkshire also reinsures life and health risks. In primary insurance activities, Berkshire subsidiaries assume defined portions of the risks of loss from persons or organizations that are directly subject to the risks. In reinsurance activities, Berkshire subsidiaries assume defined portions of similar or dissimilar risks that other insurers or reinsurers have subjected themselves to in their own insuring activities. Berkshire’s principal insurance businesses are: (1) GEICO, one of the five largest auto insurers in the U.S., (2) General Re, (3) Berkshire Hathaway Reinsurance Group (“BHRG”) and (4) Berkshire Hathaway Primary Group. Effective June 30, 2005, Berkshire acquired Medical Protective Corporation, a provider of professional liability insurance to physicians, dentists and other healthcare providers. Underwriting results from this business are included in Berkshire’s consolidated results beginning July 1, 2005 and are reflected in the Berkshire Hathaway Primary Group. Berkshire’s management views insurance businesses as possessing two distinct operations – underwriting and investing. Underwriting is the responsibility of the unit managers; investing, with limited exceptions at GEICO and General Re’s international operations, is the responsibility of Berkshire’s Chairman and CEO, Warren E. Buffett. Accordingly, Berkshire evaluates performance of underwriting operations without any allocation of investment income.
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
     GEICO’s pre-tax underwriting results for the third quarter and first nine months of 2005 and 2004 are summarized in the table below. Dollar amounts are in millions.

	Third Quarter				First Nine Months
	2005		2004		2005		2004
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums earned	$2,575	100.0	$2,262	100.0	$7,453	100.0	$6,550	100.0

Losses and loss expenses	1,882	73.1	1,652	73.0	5,247	70.4	4,744	72.4
Underwriting expenses	456	17.7	384	17.0	1,299	17.4	1,128	17.2

Total losses and expenses	2,338	90.8	2,036	90.0	6,546	87.8	5,872	89.6

Pre-tax underwriting gain	$237		$226		$907		$678

     Premiums earned in 2005 exceeded amounts earned in 2004 by $313 million (13.8%) for the third quarter and $903 million (13.8%) for the first nine months. Voluntary auto policies-in-force increased 12.6% over the past year and significant market share was gained. Policies-in-force over the last twelve months increased 12.0% in the preferred risk auto line and increased 14.5% in the standard and nonstandard auto lines. Voluntary auto new business sales in the first nine months of 2005 increased 16.1% compared to 2004. Voluntary auto policies-in-force at September 30, 2005 were 584,000 greater than at December 31, 2004. During the third quarter of 2004, GEICO began selling auto insurance in New Jersey, which contributed to in-force policy growth. Since late 2004, GEICO has reduced premium rates in several markets and underwriting guidelines have been adjusted to better align prices with underlying risk, which will result in moderately lower average premiums per policy.
     Losses and loss adjustment expenses incurred in 2005 exceeded 2004 by $230 million for the third quarter and $503 million for the first nine months. The loss ratio was 70.4% in the first nine months of 2005 compared to 72.4% in 2004. Losses incurred in the first nine months of 2005 included approximately $140 million from catastrophes, including $118 million from Hurricanes Katrina and Rita. In 2005, catastrophes represented approximately 4.7 loss ratio points for the third quarter and 1.9 points for the first nine months. Catastrophe losses for the first nine months of 2004 totaled approximately $73 million, arising primarily from third quarter hurricanes. Otherwise, the loss ratio in 2005 reflects lower claim frequencies (up to seven percent), partially offset by increased average claim severity (up to 5 percent for injury claims

Form 10-Q	Q/E 9/30/05
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     GEICO (Continued)
and 8 percent for physical damage claims), depending on the coverage type. Underwriting expenses increased 15.2% in the first nine months of 2005 to $1,299 million, primarily reflecting the increase in costs associated with issuing policies arising from new business, as well as increased advertising expense.
     Despite the catastrophe losses in the third quarter, GEICO’s underwriting results for the first nine months of 2005 were exceptional. Premium rate reductions, when fully effective, are expected to gradually reduce underwriting profitability over time. In the absence of additional significant catastrophe losses, GEICO’s underwriting results are expected to remain favorable in the fourth quarter of 2005, consistent with underwriting results of the auto insurance industry as a whole.
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
     General Re’s pre-tax underwriting results for the third quarter and first nine months of 2005 and 2004 are summarized below. Dollar amounts are in millions.

	Premiums earned				Pre-tax underwriting gain (loss)
	Third Quarter		First Nine Months		Third Quarter		First Nine Months
	2005	2004	2005	2004	2005	2004	2005	2004
Property/casualty:
North American	$531	$705	$1,669	$2,459	$(300)	$(54)	$(259)	$(10)
International	466	536	1,485	1,718	(119)	(69)	(128)	(59)
Life/health	569	479	1,685	1,416	30	18	60	45

	$1,566	$1,720	$4,839	$5,593	$(389)	$(105)	$(327)	$(24)

     Pre-tax property/casualty underwriting results in 2005 included losses from Hurricanes Katrina and Rita ($602 million) and in 2004 included losses from the four hurricanes that struck the United States and Caribbean ($255 million) in the third quarter.
     General Re strives to generate long-term pre-tax underwriting gains in essentially all of its product lines. Underwriting performance is not evaluated based upon market share and underwriters are instructed to reject inadequately priced risks. In general, net premiums written in the first nine months of 2005 decreased due to maintaining underwriting discipline, as price competition was increasing in most property/casualty markets.
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
     Premiums earned in the third quarter of 2005 decreased $174 million (24.7%) from 2004 and for the first nine months of 2005 decreased $549 million (24.8%) from 2004, after excluding premiums of $241 million from a retroactive reinsurance contract written in the second quarter of 2004. There were no premiums from retroactive contracts in 2005. Generally, the decline in premiums earned reflects a net reduction of business written, as cancellations/non-renewals exceeded new contracts, and a minimal effect from premium rate changes. Excluding retroactive reinsurance contracts, premiums written in the first nine months of 2005 declined 22.6% from amounts written in the comparable 2004 period and may continue to decline over the remainder of 2005.
     In 2005, the North American property/casualty business produced pre-tax underwriting losses of $300 million in the third quarter and $259 million in the first nine months. Losses incurred in the third quarter included $427 million from Hurricanes Katrina and Rita. Otherwise, results for the first nine months of 2005 consisted of a $131 million gain attributed to the current accident year (excluding losses from Hurricanes Katrina and Rita), primarily related to gains generated from property coverages and favorable development of prior accident years’ losses ($126 million), offset by workers’ compensation reserve discount accrual and deferred charge amortization ($89 million). Underwriting results for the first nine months of 2004 included a net gain of $114 million for the current accident year offset by a net loss of $124 million from prior years’ losses. Prior years’ losses reflected increased casualty loss reserves ($95 million), discount accrual and deferred charge amortization ($83 million), partially offset by a $54 million decrease in

Form 10-Q	Q/E 9/30/05
     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
North American property/casualty (Continued)
reserves for property losses. Current accident year underwriting results in 2004 included losses of $145 million from third quarter hurricanes, partially offset by a $70 million one time gain in the third quarter from the reduction of defined benefit pension liabilities associated with the curtailment of a benefit plan.
International property/casualty
     Premiums earned in the third quarter and nine months of 2005 declined $70 million (13.1%) and $233 million (13.6%) from the comparable 2004 periods. In local currencies, premiums earned in the first nine months of 2005 declined 15.5% compared to 2004. The decline in premiums earned in 2005 was attributed to maintaining disciplined underwriting, which included the non-renewal of unprofitable business. Premiums written in the first nine months of 2005, in local currencies, declined 9.9% compared to the first nine months of 2004.
     In 2005, the international property/casualty business produced pre-tax underwriting losses in the third quarter of $119 million and $128 million for the first nine months. Losses incurred in 2005 included $175 million in the third quarter from Hurricanes Katrina and Rita as well as $31 million from winter storm Erwin. Partially offsetting these losses were gains from other property and aviation lines. In 2004, international business generated a pre-tax underwriting loss of $69 million in the third quarter and a loss of $59 million for the first nine months. Underwriting results for 2004 included $110 million of U.S. and Caribbean hurricane related losses. Partially offsetting these losses were gains in other property and aviation lines.
Life/health
     Life/health premiums earned in the third quarter and first nine months of 2005 increased $90 million (18.8%) and $269 million (19.0%) compared with the same periods in 2004. Adjusting for the effects of foreign currency, premiums earned increased 18.5% in the third quarter and 17.1% in the first nine months of 2005 versus the comparable 2004 periods. Premium volume increases in 2005 were primarily attributed to the life business in North America, Australia, Asia and Europe. For the first nine months of 2005, underwriting results included a $112 million net gain from life business and a $52 million net loss attributed to reserve increases on certain U.S. health business in run-off.
     Berkshire Hathaway Reinsurance Group
     The Berkshire Hathaway Reinsurance Group (“BHRG”) underwrites excess-of-loss reinsurance and quota-share coverages for insurers and reinsurers around the world. BHRG’s business includes catastrophe excess-of-loss reinsurance and excess direct and facultative reinsurance for large or otherwise unusual discrete property risks referred to as individual risk. Retroactive reinsurance policies provide indemnification of losses and loss adjustment expenses with respect to past loss events. Other multi-line reinsurance refers to other contracts that are written on both a quota-share and excess basis, and includes participations in and contracts with Lloyd’s syndicates. In addition, during the past twelve months BHRG has written workers’ compensation insurance through agents in selected states. BHRG’s pre-tax underwriting results for the third quarter and first nine months of 2005 and 2004 are summarized in the table below. Dollar amounts are in millions.

	Premiums earned				Pre-tax underwriting gain (loss)
	Third Quarter		First Nine Months		Third Quarter		First Nine Months
	2005	2004	2005	2004	2005	2004	2005	2004
Catastrophe and individual risk	$589	$517	$1,233	$1,110	$(1,486)	$(294)	$(1,216)	$160
Retroactive reinsurance	10	69	10	89	(74)	(96)	(218)	(403)
Other multi-line	596	456	1,719	1,581	(75)	(73)	82	175

	$1,195	$1,042	$2,962	$2,780	$(1,635)	$(463)	$(1,352)	$(68)

     Premiums earned from catastrophe and individual risk contracts in the third quarter and first nine months of 2005 were $589 million and $1,233 million, respectively. Premiums written during the first nine months of 2005 were $1,362 million versus $1,196 million in 2004.
     The underwriting results from catastrophe and individual risk business in 2005 included estimated losses of $2,059 million from Hurricanes Katrina and Rita. Results for the first nine months of 2004 included estimated catastrophe losses and other large individual property losses of approximately $800 million, arising primarily from U.S. and Caribbean hurricanes. The timing and magnitude of losses may produce extraordinary volatility in periodic underwriting results of BHRG’s catastrophe and individual risk business. On a consolidated basis (including General Re, GEICO and other Berkshire subsidiaries including BHRG), a single event could potentially produce a pre-tax gross loss to Berkshire of approximately 3% to 5% of the insured industry loss. Over the three years ending December 31, 2004, catastrophe and individual risk business generated pre-tax net underwriting gains of $2.5 billion. Management accepts such volatility, however, provided that the long-term prospect of achieving underwriting profits is reasonable.

Form 10-Q	Q/E 9/30/05
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
     Underwriting losses for the first nine months of 2005 from retroactive contracts included a pre-tax gain of approximately $46 million related to the second quarter settlement of remaining unpaid losses under a certain retroactive reinsurance agreement. During the first nine months of 2005, loss payments for all retroactive contracts, including the aforementioned settlement totaled approximately $764 million. During the first quarter of 2004 the estimated timing of future loss payments with respect to one large contract was accelerated which produced an incremental pre-tax amortization charge of approximately $100 million. Unamortized deferred charges at September 30, 2005 totaled approximately $2,172 million. Management believes that these charges are reasonable relative to the large amounts of float related to these policies, which totaled about $7.05 billion at September 30, 2005. Income generated from the investment of float is reflected in net investment income and investment gains.
     Premiums earned in the third quarter and first nine months of 2005 from other multi-line reinsurance increased approximately $140 million over the corresponding 2004 periods. In 2005, increased premiums were earned from workers’ compensation and aviation programs and were partially offset by declines in quota-share contracts. Other multi-line reinsurance premiums written declined approximately 9% in the first nine months of 2005 versus 2004. Net underwriting results in the first nine months of 2005 included estimated losses of approximately $209 million from Hurricanes Katrina and Rita. Estimated catastrophe losses for the third quarter of 2004 totaled approximately $145 million. Underwriting results for first nine months of 2004 also included a gain of about $150 million related to reduction of liabilities settled in connection with commutations of contracts.
     Berkshire Hathaway Primary Group
     Premiums earned in 2005 by Berkshire’s primary insurers increased $113 million for the third quarter and $138 million for the first nine months compared with the corresponding 2004 amounts. Berkshire’s primary insurers include Med Pro, which was acquired as of June 30, 2005. See Note 2 to the Interim Consolidated Financial Statements for additional information concerning this acquisition. Premiums earned by Med Pro accounted for most of the increases in total premiums earned by the group. In 2005, Berkshire’s primary insurers produced underwriting losses of $10 million for the third quarter and an underwriting gain of $45 million for the first nine months. The underwriting loss in the third quarter reflected a net increase in loss reserve estimates for pre-2005 loss events including an increase in medical malpractice claim estimates and a decrease in auto and general liability estimates.
          Insurance — Investment Income
     Net investment income produced by Berkshire’s insurance and reinsurance businesses for the third quarter and first nine months of 2005 and 2004 is summarized in the table below. Dollar amounts are in millions.

	Third Quarter		First Nine Months
	2005	2004	2005	2004
Investment income before taxes	$900	$713	$2,538	$2,050
Applicable income taxes and minority interests	299	229	798	632

Investment income after taxes and minority interests	$601	$484	$1,740	$1,418

     Pre-tax investment income earned in 2005 by Berkshire’s insurance businesses exceeded amounts earned in 2004 by $187 million (26.2%) in the third quarter and $488 million (23.8%) in the first nine months. The increase in investment income in 2005 primarily reflects higher short-term interest rates in the United States in 2005 as compared to 2004. Cash and cash equivalents has grown from $36.6 billion at September 30, 2004 ($38.7 billion at December 31, 2004) to about $39.7 billion at September 30, 2005. An additional comparative increase in investment income is expected in the fourth quarter of 2005 as compared with 2004.

Form 10-Q	Q/E 9/30/05
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
          Insurance — Investment Income (Continued)
     A summary of investments held in Berkshire’s insurance businesses follows. Dollar amounts are in millions.

	Sept. 30,	Dec. 31,	Sept. 30,
	2005	2004	2004
Cash and cash equivalents	$39,707	$38,706	$36,605
Marketable equity securities	44,966	37,420	34,777
Fixed maturity securities	24,784	22,831	23,376
Other	1,913	2,059	2,267

	$111,370	$101,016	$97,025

     Fixed maturity securities as of September 30, 2005 were as follows. Dollar amounts are in millions.

	Amortized	Unrealized
	Cost	Gains	Fair Value
U.S. Treasury, government corporations and agencies	$4,238	$1	$4,239
States, municipalities and political subdivisions	4,126	89	4,215
Foreign governments	7,456	81	7,537
Corporate bonds and redeemable preferred stocks, investment grade	3,192	216	3,408
Corporate bonds and redeemable preferred stocks, non-investment grade	2,433	1,261	3,694
Mortgage-backed securities	1,633	58	1,691

	$23,078	$1,706	$24,784

     All U.S. government obligations are rated AAA by the major rating agencies and approximately 95% of all state, municipal and political subdivisions, foreign government obligations and mortgage-backed securities are rated AA or higher by the major rating agencies. Non-investment grade securities represent securities that are rated below BBB- or Baa3. Fair value reflects quoted market prices where available or, if not available, prices obtained from independent pricing services.
     Invested assets of insurance businesses derive from shareholder capital, including reinvested earnings, as well net liabilities assumed under insurance contracts or “float.” The major components of float are unpaid losses, unearned premiums and other liabilities to policyholders reduced by premiums and reinsurance receivables, deferred charges assumed under retroactive reinsurance contracts and deferred policy acquisition costs. Float totaled approximately $48.9 billion at September 30, 2005, $46.5 billion at June 30, 2005 and $46.1 billion at December 31, 2004.
          Non-Insurance Businesses
     Results of operations of Berkshire’s diverse non-insurance businesses for the third quarter and first nine months of 2005 and 2004 are summarized in the following table. Dollar amounts are in millions.

	Third Quarter		First Nine Months
	2005	2004	2005	2004
Pre-tax earnings	$891	$813	$2,522	$2,249
Income taxes and minority interests	336	304	942	854

Net earnings	$555	$509	$1,580	$1,395

     A comparison of third quarter and first nine months revenues and pre-tax earnings for the non-insurance business segments follows. Dollar amounts are in millions.

	Third Quarter				First Nine Months
	Revenues		Pre-tax Earnings		Revenues		Pre-tax Earnings
	2005	2004	2005	2004	2005	2004	2005	2004
Apparel	$596	$591	$100	$94	$1,752	$1,682	$264	$239
Building products	1,264	1,175	214	192	3,618	3,250	608	503
Finance and financial products	1,180	952	207	171	3,305	2,832	605	495
Flight services	854	797	42	51	2,538	2,249	100	117
McLane Company	6,388	6,117	53	62	17,909	17,352	181	176
Retail	641	596	37	25	1,881	1,782	105	81
Shaw Industries	1,512	1,340	145	116	4,238	3,892	372	354
Other businesses	808	785	93	102	2,271	2,313	287	284

	$13,243	$12,353	$891	$813	$37,512	$35,352	$2,522	$2,249

Form 10-Q	Q/E 9/30/05
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
          Non-Insurance Businesses (Continued)
     Aggregate apparel sales for the third quarter of 2005 were $596 million and were relatively unchanged from the third quarter of 2004. For the first nine months of 2005, apparel segment sales totaled $1,752 million, an increase of $70 million (4.2%) over the first nine months of 2004. Sales of clothing products for the third quarter totaled $454 million in 2005 and $459 million in 2004 and for the first nine months totaled $1,371 million in 2005 and $1,317 million in 2004. The increase in sales for the first nine months of 2005 was primarily attributed to a 3.7% increase in unit volume and changes in sales mix of Fruit of the Loom products. Improved pre-tax earnings in 2005 periods reflected increases in both the clothing and the footwear businesses.
     The comparative increase in building products revenues for the first nine months reflected increases in all significant product lines including connector plates and truss machinery (24%), insulation, roofing and engineered products (11%), bricks and blocks (10%) and paint and coatings (5%). Berkshire’s building products businesses have benefited in recent periods by relatively strong residential housing market conditions, which include relatively low interest rates. The increases in revenues in 2005 were primarily attributed to higher average selling prices for most products, which in most instances were driven by comparatively higher raw material costs, particularly for steel, petrochemicals and energy. Pre-tax earnings from building products from the third quarter and first nine months of 2005 exceeded earnings for the corresponding 2004 periods by $22 million (11.5%) and $105 million (20.9%), respectively. The increase in first nine months 2005 pre-tax earnings was principally driven by increased earnings from the insulation, roofing and engineered products business and the connector plate and truss machinery business.
     Over the past year, Berkshire’s building products businesses have instituted price increases to compensate for rising raw material and energy related production and transportation costs. Nevertheless, certain costs essential to the production processes, including natural gas (brick and insulation), steel (connector plates) and petrochemicals (paint and coatings) are increasingly subject to rapid price changes and constraints in availability for a variety of reasons. In addition, rapid rises in interest rates could adversely affect housing construction which could result in declining sales for Berkshire’s building products businesses.
     Revenues from flight services for the third quarter and first nine months of 2005 exceeded revenues in the corresponding 2004 periods by $57 million (7.2%) and $289 million (12.9%), respectively. The revenue increase for the first nine months of 2005 reflected a 19% increase in flight operations and management fee revenue, and a 15% increase in pilot training revenues and related product sales. The increase in flight operations revenue primarily resulted from a 7% increase in occupied flight hours, rate increases and a higher mix of larger cabin aircraft usage, which generate higher operating revenue.
     Pre-tax earnings of the flight services segment for the third quarter of 2005 decreased $9 million (17.6%) from the third quarter of 2004. For the first nine months of 2005, pre-tax earnings declined $17 million (14.5%) from 2004. Pre-tax earnings for the first nine months of 2005 from FlightSafety increased $9 million (7.2%) as compared with 2004. The increase was due to increased training revenues and simulator sales. NetJets incurred a loss of about $40 million for the first nine months of 2005. In the first half of 2005, NetJets experienced unusually high shortages of available aircraft in the NetJets program due to peaks in customer usage. Shortages of aircraft also occurred during the third quarter of 2005. Consequently, incremental costs were incurred to charter additional aircraft to meet peak demand. Such costs are not fully recoverable from clients and produced incremental costs of approximately $65 million during the first nine months of 2005. Additionally, interest expense for the first nine months of 2005 increased $16 million due to higher rates. NetJets and FlightSafety continue to be leaders in the aircraft fractional ownership and training markets.
     Revenues for the third quarter and first nine months of 2005 from the McLane distribution business were $6,388 million and $17,909 million, respectively, increases of $271 million (4.4%) and $557 million (3.2%), respectively, over the corresponding 2004 periods. Sales growth is primarily attributed to new customers for grocery products, partially offset by a small decline from foodservice sales, which reflect the loss of one large customer in the first half of 2005 and reduced sales resulting from the third quarter hurricanes. McLane’s business is marked by high sales volume and low profit margins. Approximately one-third of McLane’s total sales are to Wal-Mart Stores, Inc. Pre-tax earnings for the third quarter of 2005 of $53 million declined $9 million versus the third quarter of 2004, due to lower gross margins and higher fuel costs. Pre-tax earnings for the first nine months of 2005 included a $10 million gain in the first quarter from a tax litigation settlement.
     Revenues from Berkshire’s various home furnishing and jewelry retailers for the third quarter of 2005 increased $45 million (7.6%) over 2004 and for the first nine months of 2005 revenues increased $99 million (5.6%) over 2004. Nine month revenues of the home furnishings businesses were $1,401 million in 2005 and $1,326 million in 2004 and jewelry revenues were $480 million for the first nine months of 2005 as compared to $455 million in the first nine months of 2004. Aggregate same store sales in the first nine months of 2005 increased 1.7% compared to 2004. Pre-tax earnings of the retailing group for the first nine months of 2005 totaled $105 million, an increase of $24 million (29.6%) over the first nine months of 2004. Essentially all of the comparative increase in pre-tax earnings was produced by the home furnishings businesses.

Form 10-Q	Q/E 9/30/05
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
          Non-Insurance Businesses (Continued)
     Revenues of Shaw Industries for the third quarter and first nine months of 2005 increased over the corresponding 2004 periods by $172 million (12.8%) and $346 million (8.9%), respectively. Overall revenue levels in 2005 reflected an increase in average net selling prices for carpet. Yards of carpet sold in 2005 were relatively unchanged on a comparative year to date basis but increased 7.7% on a quarter to date basis as volume for the month of September 2005 increased 23% over September of 2004. Management believes that unit volume increase in the month of September was partially caused by increased orders and shipments in anticipation of price increases effective in early October. Pre-tax earnings for the third quarter of 2005 increased $29 million from 2004 and for the first nine months of 2005 increased $18 million from 2004. Despite the increases in selling prices, operating margins were adversely affected by repeated increases in petroleum-based raw material costs. Consequently, increases in production costs have outpaced increases in average net selling prices. In addition, product sample costs pertaining to the introduction of new products increased approximately $20 million during the first nine months of 2005 as compared to 2004.
     A summary of revenues and pre-tax earnings from Berkshire’s finance and financial products businesses follows. Dollar amounts are in millions.

	Third Quarter				First Nine Months
	Revenues		Pre-tax earnings		Revenues		Pre-tax earnings
	2005	2004	2005	2004	2005	2004	2005	2004
Manufactured housing and finance	$829	$578	$107	$53	$2,260	$1,434	$311	$143
Furniture/equipment leasing	222	206	46	34	625	586	115	68
Other	129	168	54	84	420	812	179	284

	$1,180	$952	$207	$171	$3,305	$2,832	$605	$495

     The increase in revenues for the first nine months of 2005 over 2004 from manufactured housing and finance activities of Clayton Homes (“Clayton”) was primarily attributed to increased sales of manufactured homes ($342 million) and increased interest income ($405 million) from comparatively higher installment loan balances. Installment loan balances have increased approximately $5.9 billion over the past twelve months to $9.7 billion as of September 30, 2005, reflecting the impact of several loan portfolio acquisitions as well as loan originations. Other finance revenues in the first nine months of 2004 included $290 million from the consolidation of Value Capital L.P. As a result of a significant decline in the percentage of Berkshire’s economic interest in Value Capital, Berkshire ceased consolidation of Value Capital effective July 1, 2004 and thereafter reported its investment in Value Capital pursuant to the equity method. Additional information concerning Berkshire’s investment in Value Capital is contained in Note 15 to the Consolidated Financial Statements in the 2004 Annual Report.
     Pre-tax earnings from Clayton’s manufactured housing and finance activities increased $54 million for the third quarter and $168 million for the first nine months due primarily to increased net interest earned from lending and finance activities, as well as modest improvement in pre-tax earnings from manufacturing activities. Pre-tax earnings in the third quarter of 2005 included a loss of $14 million associated with Hurricanes Katrina and Rita. Pre-tax earnings from furniture and transportation equipment leasing activities in the first nine months of 2005 increased $47 million over 2004, reflecting higher lease revenues and lower general administrative and interest expenses.
     Pre-tax earnings from other finance activities in the first nine months decreased $105 million. Other finance activities include Berkshire’s investment in Value Capital and the General Re Securities business which is being run off. Berkshire’s investment in Value Capital generated a pre-tax loss of $34 million in the first nine months of 2005 compared to pre-tax earnings of $39 million in 2004. The run-off of business activities of Gen Re Securities generated pre-tax losses of $63 million for the first nine months of 2005 and $25 million for the first nine months of 2004.
          Equity in Earnings of MidAmerican Energy Holdings Company
     Earnings from MidAmerican represent Berkshire’s share of MidAmerican’s net earnings as determined under the equity method. In 2005, earnings from MidAmerican were $141 million for the third quarter and $382 million for the first nine months as compared to a loss of $138 million for the third quarter and earnings of $71 million for the first nine months of 2004. Berkshire’s earnings for the third quarter and first nine months of 2004 included its share of after-tax losses of $347 million and $366 million, respectively, from an operation that was discontinued in the third quarter of 2004. During the first nine months of 2005, MidAmerican benefited from favorable comparative results at most of its domestic businesses and from gains on sales of non-strategic assets and investments. These improvements were partially offset by lower earnings from the U.K. electricity business. See Note 3 to the Interim Consolidated Financial Statements for additional information regarding Berkshire’s investments in MidAmerican.

Form 10-Q	Q/E 9/30/05
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
          Investment Gains/Losses
     A summary of investment gains and losses follows. Dollar amounts are in millions.

	Third Quarter		First Nine Months
	2005	2004	2005	2004
Investment gains/losses from -
Sales of investments -
Insurance and other	$270	$303	$698	$813
Finance and financial products	341	35	544	58
Other-than-temporary impairments	(10)	(3)	(55)	(15)
Foreign currency forward contracts	29	412	(897)	207
Life settlement contracts	(16)	(22)	(68)	(154)
Other	127	42	154	230

Investment gains/losses before income taxes and minority interests	741	767	376	1,139
Income taxes and minority interests	261	249	133	378

Net investment gains/losses	$480	$518	$243	$761

     Prior to January 1, 2004, Berkshire accounted for investments in life settlement contracts on the cost basis. Therefore, the cost of the investment included the initial purchase price plus periodic maintenance costs. Beginning in 2004, as a result of obtaining information which suggested that the SEC believed that a different accounting method should be used, these investments are being accounted for under FASB Technical Bulletin (“FTB”) 85-4 “Accounting for Purchases of Life Insurance.” Under FTB 85-4, the carrying value of each contract at purchase and at the end of each reporting period is equal to the cash surrender value of the contract. Cash paid to purchase these contracts that is in excess of the cash surrender value at the date of purchase is recognized as a loss immediately and periodic maintenance costs, such as premiums necessary to keep the underlying policy in force, are charged to earnings immediately. The life insurance benefits are payable to the Company. The pre-tax loss in the first nine months of 2004 included $73 million related to life settlement contracts held at December 31, 2003. Despite the accounting loss recorded for these contracts, management views these contracts to have a current value no less than the cost paid for the policies plus any subsequent maintenance costs and believes these contracts will produce satisfactory earnings. In 2005 the FASB proposed a staff position (“FSP”) which addresses investments in life settlement contracts. If the proposed FSP is adopted, Berkshire’s accounting for life settlement contracts will change to the cost method, which would result in the reversal of essentially all of the losses recorded in 2004 and 2005.
     Gains and losses from foreign currency forward contracts arise as the value of the U.S. dollar changes against certain foreign currencies. Small changes in certain foreign currency exchange rates can produce material changes in the fair value of these contracts given the relatively large net notional value of Berkshire’s open contracts ($16.5 billion as of September 30, 2005) and consequently, may produce exceptional volatility in reported earnings in a given period. During the first nine months of 2005, the value of most foreign currencies decreased relative to the U.S. dollar. Thus, forward contracts produced pre-tax losses in 2005 of $897 million for the first nine months. Correspondingly, over the first nine months of 2004, the value of many foreign currencies rose relative to the U.S. dollar, and Berkshire’s contract positions produced a pre-tax gain of $207 million. Berkshire first began “shorting” the U.S. dollar in 2002 and since inception in 2002 through September 30, 2005, has recognized pre-tax gains of $2.1 billion from foreign currency forward contracts.
     For many years, Berkshire has held an investment in common stock of The Gillette Company (“Gillette”). On January 28, 2005, The Procter & Gamble Company (“PG”) announced it had signed an agreement to acquire 100% of Gillette. Under the terms of the agreement, PG agreed to issue 0.975 shares of its common stock for each outstanding share of Gillette common stock. The transaction closed on October 1, 2005. Accordingly, Berkshire will recognize a non-cash pre-tax investment gain of approximately $5 billion upon the conversion of the Gillette shares for PG shares. Berkshire’s management does not regard the gain that will be recorded, as required by GAAP, as meaningful. Berkshire intends to hold the shares of PG just as it has held the Gillette shares. The gain recognized for financial reporting purposes will be deferred for income tax purposes. The transaction will have no effect on Berkshire’s consolidated shareholders’ equity because the gain included in earnings in the fourth quarter will be accompanied by a corresponding reduction of unrealized investment gains included in accumulated other comprehensive income as of September 30, 2005.

Form 10-Q	Q/E 9/30/05
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Financial Condition
     Berkshire’s balance sheet continues to reflect significant liquidity and a strong capital base. Consolidated shareholders’ equity at September 30, 2005 totaled $89.5 billion. Consolidated cash and invested assets, excluding assets of finance and financial products businesses, totaled approximately $113.2 billion at September 30, 2005 (including cash and cash equivalents of $41.1 billion) and $102.9 billion at December 31, 2004 (including $40.0 billion in cash and cash equivalents).
     Effective June 30, 2005, Berkshire acquired Medical Protective Corporation (“Med Pro”) from an affiliate of General Electric Company (“GE”). Med Pro is a primary medical malpractice insurer. In July 2005, Berkshire agreed to acquire Forest River, Inc. (“Forest River”), a manufacturer of recreational vehicles in the United States and Canada. The Forest River acquisition closed as of August 31, 2005. In addition, a few other smaller add on acquisitions were completed by Berkshire subsidiaries during 2005. Aggregate consideration paid for all acquisitions in 2005 totaled $1.8 billion, most of which was attributable to Med Pro and Forest River.
     Berkshire’s consolidated notes payable and other borrowings, excluding borrowings of finance businesses, totaled $3,465 million at September 30, 2005 and $3,450 million at December 31, 2004. During the first nine months of 2005 subsidiary debt declined $183 million due to maturities and early redemptions and investment contract borrowings increased $262 million.
     Berkshire’s SQUARZ securities originally consisted of $400 million par amount of senior notes due in November 2007 together with warrants to purchase 4,464 Class A equivalent shares of Berkshire common stock, which expire in May 2007. A warrant premium is payable to Berkshire at an annual rate of 3.75% and interest is payable to note holders at a rate of 3.00%. Each warrant provides the holder the right to purchase either 0.1116 shares of Class A or 3.348 shares of Class B stock for $10,000. In May 2005, $64 million par amount of senior notes were tendered at the option of the holders for redemption at par, together with a corresponding amount of warrants. In addition, holders of the senior notes have the option to require Berkshire to repurchase the senior notes at par on May 15, 2006, provided that the holders also surrender a corresponding amount of warrants for cancellation. As of September 30, 2005, $336 million par amount of notes were outstanding.
     Assets of the finance and financial products businesses totaled $24.6 billion at September 30, 2005 and $30.1 billion at December 31, 2004. Cash and cash equivalents of finance and financial products businesses increased $1.5 billion during the first nine months to $4.9 billion. Manufactured housing loans of Clayton increased approximately $2 billion to about $9.7 billion as of September 30, 2005, which primarily resulted from loan portfolio acquisitions. Clayton is a leading builder of manufactured housing, provides financing to customers, and acquires other installment loan portfolios. Additionally, during the third quarter of 2005, a portfolio of fixed income securities was liquidated with the proceeds, after the repayment of related liabilities for securities sold under agreements to repurchase, invested in cash equivalents.
     Liabilities of finance businesses totaled approximately $20.4 billion at September 30, 2005 and at December 31, 2004. Notes payable and other borrowings of Berkshire’s finance and financial products businesses totaled $10.7 billion at September 30, 2005 and $5.4 billion at December 31, 2004. During the first nine months of 2005, Berkshire Hathaway Finance Corporation (“BHFC”) issued a total of $5.25 billion par amount of medium term notes. The proceeds of these issues were used to finance new and existing loans of Clayton. Principal and interest due under the BHFC medium term notes are guaranteed by Berkshire.
     Berkshire believes that it currently maintains sufficient liquidity to cover its existing contractual obligations and provide for contingent liquidity.
Contractual Obligations
     Berkshire and its subsidiaries have contractual obligations associated with ongoing business and financing activities, which will result in cash payments in future periods. Certain of those obligations, such as notes payable and other borrowings and related interest payments, are reflected in the Consolidated Financial Statements. In addition, Berkshire and its subsidiaries have entered into long-term contracts to acquire goods or services in the future, which are not currently reflected in the financial statements and will be reflected in future periods as the goods are delivered or services provided. As discussed in the Financial Condition section above, Berkshire Hathaway Finance Corporation issued $5.25 billion par amount of notes during the first nine months of 2005. Principal and interest with respect to such notes are expected to be paid as follows: 2005—$115 million; 2006/2007—$420 million; 2008/2009—$2,361 million; after 2009—$3,581 million.

Form 10-Q	Q/E 9/30/05
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Contractual Obligations (Continued)
     Effective June 30, 2005 Berkshire completed the acquisition of Med Pro. Gross unpaid losses and loss adjustment expenses of Med Pro totaled approximately $1.8 billion as of September 30, 2005. The timing and amount of loss payments by Med Pro are contingent upon the ultimate outcome of claims settlements that will occur over several years and accordingly, considerable judgment is involved in making such estimates. The actual timing and amount of loss payments may differ materially from current estimates, consistent with Berkshire’s other property and casualty insurance businesses. Otherwise, there were no material changes in Berkshire’s estimated contractual obligations at September 30, 2005 from those reported in Berkshire’s Form 10-K for the year ended December 31, 2004.
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
     Berkshire’s Consolidated Balance Sheet as of September 30, 2005 includes estimated liabilities for unpaid losses from property and casualty insurance and reinsurance contracts of $48.2 billion ($45.2 billion at December 31, 2004) and reinsurance receivables of $2.8 billion ($2.6 billion at December 31, 2004). Due to the inherent uncertainties in the process of establishing these amounts, the actual ultimate claim amounts will differ from the currently recorded amounts. A small percentage change in estimates of this magnitude will result in a material effect on reported earnings. For instance, a 5% change in the September 30, 2005 net estimate would produce a $2.3 billion change to pre-tax earnings. Future effects from changes in these estimates will be recorded as a component of losses incurred in the period of the change.
     Unamortized deferred charges on retroactive reinsurance policies assumed totaled $2.4 billion at September 30, 2005 ($2.7 billion at December 31, 2004). Significant changes in either the timing or ultimate amount of loss payments may have a significant effect on unamortized deferred charges and the amount of periodic amortization.
     Berkshire’s Consolidated Balance Sheet as of September 30, 2005 includes goodwill of acquired businesses of approximately $23.7 billion ($23.0 billion at December 31, 2004). These amounts were recorded as a result of Berkshire’s numerous business acquisitions accounted for under the purchase method. Under SFAS No. 142, which was adopted by Berkshire as of January 1, 2002, goodwill is required to be reviewed for impairment at least annually. Berkshire will be conducting its annual review of goodwill for impairment during the fourth quarter.
     For additional information on Berkshire’s critical accounting estimates, reference is made to “Critical Accounting Policies” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Berkshire’s Annual Report for the year ending December 31, 2004.
Accounting Pronouncements to be Adopted
     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs-an amendment of ARB No. 43, Chapter 4.” SFAS 151 discusses the general principles applicable to the pricing of inventory. This Statement amends ARB 43, Chapter 4, and provides that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material effect on Berkshire’s financial statements.
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

Form 10-Q	Q/E 9/30/05
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Reference is made to Berkshire’s most recently issued Annual Report and in particular the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of September 30, 2005, there have been no material changes in the market risks described in Berkshire’s most recently issued Annual Report.
Item 4. Controls and Procedures
     As of the end of the period covered by this Quarterly Report on Form 10-Q, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Chairman (Chief Executive Officer) and the Vice President-Treasurer (Chief Financial Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chairman (Chief Executive Officer) and the Vice President-Treasurer (Chief Financial Officer) concluded that the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic SEC filings. During the third quarter, there has been no change in the Corporation’s internal control over financial reporting that has materially affected, or is likely to materially affect, the Corporation’s internal control over financial reporting.

Form 10-Q	Q/E 9/30/05
Part II Other Information
Item 1. Legal Proceedings
     a) Governmental Investigations
     General Reinsurance Corporation (“General Reinsurance”), a wholly owned subsidiary of General Re Corporation (“General Re”) and an indirect wholly owned subsidiary of Berkshire, is continuing to cooperate fully with the U.S. Attorney for the Eastern District of Virginia, Richmond Division (the “EDVA U.S. Attorney”) and the Department of Justice in Washington (the “DOJ”) in their ongoing investigation regarding Reciprocal of America (“ROA”) and, in part, its transactions with General Reinsurance. The EDVA U.S. Attorney and the DOJ have continued to request additional information from General Reinsurance regarding ROA and its affiliate, First Virginia Reinsurance, Ltd (“FVR”) and General Reinsurance’s transactions with ROA and FVR. The EDVA U.S. Attorney and the DOJ have also interviewed a number of current and former officers and employees of General Re and General Reinsurance. General Reinsurance and four of its current and former employees, including a former president, originally received subpoenas for documents from the EDVA U.S. Attorney in connection with the EDVA U.S. Attorney’s investigation in October 2003. The EDVA U.S. Attorney recently issued an additional subpoena to General Reinsurance regarding General Reinsurance’s transactions with ROA and FVR. One of the individuals originally subpoenaed in October 2003 has been informed by the EDVA U.S. Attorney that this individual is a target of the EDVA U.S. Attorney’s investigation. General Reinsurance has also been sued in a number of civil actions related to ROA, as described below.
     General Re, Berkshire, and certain of Berkshire’s other insurance subsidiaries, including National Indemnity Company (“NICO”) have also been continuing to cooperate fully with the U.S. Securities and Exchange Commission (“SEC”), the DOJ and the New York State Attorney General (“NYAG”) in their ongoing investigations of non-traditional products. The EDVA U.S. Attorney and the DOJ have also been working with the SEC and the NYAG in connection with these investigations. General Re originally received subpoenas from the SEC and NYAG in January 2005. General Re, Berkshire and NICO have been providing information to the government relating to transactions between General Reinsurance or NICO (or their subsidiaries or affiliates) and other insurers in response to the January 2005 subpoenas and related requests and, in the case of General Reinsurance (or its subsidiaries or affiliates), in response to subpoenas from other U.S. Attorneys conducting investigations relating to certain of these transactions. In particular, General Re and Berkshire have been responding to requests from the government for information relating to certain transactions that may have been accounted for incorrectly by counterparties of General Reinsurance (or its subsidiaries or affiliates). Berkshire understands that the government is reviewing the role of General Re and its subsidiaries, as well as that of their counterparties, in these transactions. The SEC, NYAG, DOJ and the EDVA U.S. Attorney have interviewed a number of current and former officers and employees of General Re and General Reinsurance as well as Berkshire’s Chairman and CEO, Warren E. Buffett, and have indicated they plan to interview additional such individuals.
     Berkshire believes that the government is reviewing the role of General Re and its subsidiaries, as well as that of their counterparties, in certain finite transactions, including whether General Re or its subsidiaries conspired with others to misstate counterparty financial statements or aided and abetted such misstatements by the counterparties. In one case, a transaction initially effected with American International Group (“AIG”) in late 2000, AIG has corrected its prior accounting for the transaction on the grounds, as stated in AIG’s 2004 10K, that the transaction was done to accomplish a desired accounting result and did not entail sufficient qualifying risk transfer to support reinsurance accounting. General Reinsurance has been named in related civil actions brought against AIG, as described below. As part of their ongoing investigations, governmental authorities have also inquired about the accounting by certain of Berkshire’s insurance subsidiaries for certain assumed and ceded finite transactions.
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

Form 10-Q	Q/E 9/30/05
Item 1. Legal Proceedings (Continued)
     In September 2005, Ronald Ferguson, Joseph Brandon, the Chief Executive Officer of General Re, Christopher Garand, a recently retired Senior Vice President of General Reinsurance, and Robert Graham, a recently retired Senior Vice President and Assistant General Counsel of General Reinsurance, each received a “Wells” notice from the SEC. In addition to Messrs. Houldsworth, Napier, Brandon, Ferguson, Garand and Graham, Elizabeth Monrad, the former Chief Financial Officer of General Re, also received a “Wells” notice from the SEC in May 2005 in connection with its investigation.
     Various state insurance departments have issued subpoenas or otherwise requested that General Reinsurance, NICO and their affiliates provide documents and information relating to non-traditional products. The Office of the Connecticut Attorney General has also issued a subpoena to General Reinsurance for information relating to non-traditional products. General Reinsurance, NICO and their affiliates have been cooperating fully with these subpoenas and requests.
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
     In December 2004, the Financial Services Authority (“FSA”) advised General Reinsurance’s affiliate Faraday Group (“Faraday”) that it was investigating Milan Vukelic, the then Chief Executive Officer of Faraday with respect to transactions entered into between GRA and companies affiliated with FAI Insurance Limited in 1998. Mr. Vukelic previously served as the head of General Re’s international finite business unit. In April 2005, the FSA advised General Reinsurance that it was investigating Mr. Vukelic and a former officer of CRD with respect to certain finite risk reinsurance transactions, including transactions between CRD and several other insurers. In addition, the FSA has requested that General Reinsurance affiliates based in the United Kingdom provide information relating to the transactions involved in their investigations, including transactions with AIG. General Reinsurance and its affiliates are cooperating fully with the FSA in these matters. In May 2005, Mr. Vukelic was placed on administrative leave and in July 2005 his employment was terminated.
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

Form 10-Q	Q/E 9/30/05
Item 1. Legal Proceedings (Continued)
     General Reinsurance is also a defendant in two lawsuits filed in Alabama state courts. The first suit was filed in the Circuit Court of Montgomery County by a group of Alabama hospitals that are former members of the Alabama Hospital Association Trust (“AHAT”). This suit (the “AHA Action”) alleged violations of the Alabama Securities Act, conspiracy, fraud, suppression, unjust enrichment and breach of contract against General Reinsurance and virtually all of the defendants in the federal suits based on an alleged business combination between AHAT and ROA in 2001 and subsequent capital contributions to ROA in 2002 by the Alabama hospitals. The allegations of the AHA Action are largely identical to those set forth in the complaint filed by the Virginia receiver for ROA. General Reinsurance previously filed a motion to dismiss all of the claims in the AHA Action. The motion was granted in part by an order in March 2005, which dismissed the Alabama Securities Act claim against General Reinsurance and ordered plaintiffs to amend their allegations of fraud and suppression. Plaintiffs in the AHA Action filed their Amended and Restated Complaint in April 2005, alleging claims of conspiracy, fraud, suppression and aiding and abetting breach of fiduciary duty against General Reinsurance. General Reinsurance filed a motion to dismiss all counts of the Amended and Restated Complaint in May 2005. The Special Master appointed by the court heard arguments on July 13, 2005 and recommended denial of the motion on July 22, 2005. On July 22, 2005, the Court denied General Reinsurance’s motion to dismiss. General Reinsurance filed and served its answer and affirmative defenses to the Amended and Restated Complaint on September 1, 2005. Discovery has begun. The second suit, also filed in the Circuit Court of Montgomery County, was initiated by Baptist Health Systems, Inc., a former member of AHAT, and alleged claims identical to those in the initial AHA Complaint, plus claims for breach of fiduciary duty and wantonness. These cases have been consolidated for pretrial purposes. Baptist filed its First Amended Complaint in April 2005, alleging violations of the Alabama Securities Act, conspiracy, fraud, suppression, breach of fiduciary duty, wantonness and unjust enrichment against General Reinsurance. General Reinsurance filed a motion to dismiss all counts of the Amended and Restated Complaint in May 2005. The Special Master heard arguments on July 13, 2005, and on July 22, 2005, recommended dismissal of the claim under the Alabama Securities Act, but recommended denial of the motion to dismiss the remaining claims. On July 22, 2005, the Court denied General Reinsurance’s motion to dismiss. General Reinsurance filed and served its answer and affirmative defenses to the Amended and Restated Complaint on September 1, 2005. Discovery has begun. The AHA Action and the Baptist action claim damages in excess of $60 million in the aggregate as against all defendants.
     Actions related to AIG
     General Reinsurance received a Summons and a Consolidated Amended Class Action Complaint on April 29, 2005, in the matter captioned In re American International Group Securities Litigation, Case No. 04-CV-8141-(LTS), United States District Court, Southern District of New York. This is a putative class action asserted on behalf of investors who purchased publicly-traded securities of AIG between October 1999 and March 2005. On June 7, 2005, General Reinsurance received a second Summons and Class Action Complaint in a putative class action asserted on behalf of investors who purchased AIG securities between October 1999 and March 2005, captioned San Francisco Employees’ Retirement System, et al. vs. American International Group, Inc., et al., Case No. 05-CV-4270, United States District Court, Southern District of New York. At a July 2005 conference, the court ruled that the plaintiffs in case no. 04-CV-8141 would be lead plaintiffs. On September 27, 2005, the plaintiffs in case no. 04-CV-8141 filed a Consolidated Second Amended Complaint (the “Complaint”). The Complaint asserts various claims against AIG, and various of its officers, directors, investment banks and other parties. Included among the defendants are General Reinsurance and Messrs. Ferguson, Napier and Houldsworth (whom the Complaint defines as the “General Re Defendants”). The Complaint alleges that the General Re Defendants violated Section 10(b) of the Securities Exchange Act and SEC Rule 10b-5 through their activities in connection with the AIG transaction described in “Governmental Investigations,” above. The Complaint seeks damages and other relief in unspecified amounts. The General Re Defendants’ pleadings in response to the Complaint are due to be filed on December 14, 2005. No discovery has taken place.
     On July 27, 2005, General Reinsurance received a Summons and a Verified and Amended Shareholder Derivative Complaint in In re American International Group, Inc. Derivative Litigation, Case No. 04-CV-08406, United States District Court, Southern District of New York, naming “Gen Re Corporation” as a defendant. It is unclear whether the plaintiffs are asserting claims against General Reinsurance or its parent, General Re. This case is assigned to the same judge as the class actions described above. The complaint, brought by several alleged shareholders of AIG, seeks damages, injunctive and declaratory relief against various officers and directors of AIG as well as a variety of individuals and entities with whom AIG did business, relating to a wide variety of allegedly wrongful practices by AIG. The allegations against “Gen Re Corporation” focus on the late 2000 transaction with AIG described above, and the complaint purports to assert causes of action against “Gen Re Corporation” for aiding and abetting other defendants’ breaches of fiduciary duty and for unjust enrichment. The complaint does not specify the amount of damages or the nature of any other relief sought against “Gen Re Corporation.” In August 2005, General Reinsurance received a Summons and First Amended Consolidated Shareholders’

Form 10-Q	Q/E 9/30/05
Item 1. Legal Proceedings (Continued)
     Derivative Complaint in In re American International Group, Inc. Consolidated Derivative Litigation, Case No. 769-N, Delaware Chancery Court. The claims asserted in the Delaware complaint are substantially similar to those asserted in the New York derivative complaint described earlier in this paragraph, except that the Delaware complaint makes clear that the plaintiffs are asserting claims against both General Reinsurance and General Re. Proceedings in both the New York derivative suit and the Delaware derivative suit are stayed until January 10, 2006.
     FAI/HIH Matter
     In December 2003, the Liquidators of both FAI Insurance Limited (“FAI”) and HIH Insurance Limited (“HIH”) advised GRA and Cologne Re that they intended to assert claims arising from insurance transactions GRA entered into with FAI in May and June 1998. In August 2004, the Liquidators filed claims in the Supreme Court of New South Wales in order to avoid the expiration of a statute of limitations for certain plaintiffs but neither GRA nor Cologne Re have been served with legal process by the Liquidators. The focus of the Liquidators’ allegations against GRA and Cologne Re are the 1998 transactions GRA entered into with FAI (which was acquired by HIH in 1999). The Liquidators contend, among other things, that GRA and Cologne Re engaged in deceptive conduct that assisted FAI in improperly accounting for such transactions as reinsurance, and that such deception led to HIH’s acquisition of FAI and caused various losses to FAI and HIH.
     Insurance Brokerage Antitrust Litigation
     Berkshire, General Re and General Reinsurance are defendants in this multi-district litigation, In Re: Insurance Brokerage Antitrust Litigation, MDL No. 1663 (D.N.J.). In February 2005, the Judicial Panel on Multidistrict Litigation transferred several different cases to the District of New Jersey for coordination and consolidation. Each consolidated case concerned allegations of an industry-wide scheme on the part of commercial insurance brokers and insurance companies to defraud a purported class of insurance purchasers through bid-rigging and contingent commission arrangements. Berkshire, General Re and General Reinsurance were not parties to the original, transferred cases. On August 1, 2005, the named plaintiffs—fourteen businesses, two municipalities, and three individuals—filed their First Consolidated Amended Commercial Class Action Complaint, and Berkshire, General Re and General Reinsurance (along with a large number of insurance companies and insurance brokers) were named as defendants in the Amended Complaint. The plaintiffs claim that all defendants engaged in a pattern of racketeering activity, in violation of RICO, and that they conspired to restrain trade. They further allege that the broker defendants breached fiduciary duties to the plaintiffs, that the insurer defendants aided and abetted that breach, and that all defendants were unjustly enriched in the process. Plaintiffs seek treble damages in an unspecified amount, together with interest and attorneys fees and expenses. They also seek a declaratory judgment of wrongdoing as well as an injunction against future anticompetitive practices.

Form 10-Q	Q/E 9/30/05
Item 6. Exhibits
a. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications
SIGNATURE
     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC.
(Registrant)

Date November 4, 2005	/s/ Marc D. Hamburg

(Signature)
Marc D. Hamburg, Vice President
and Principal Financial Officer