Form 10-K
period 2005-12-31
BERKSHIRE HATHAWAY INC
filed 2006-03-13
CIK 1067983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Securities registered pursuant to Section 12(g) of the Act: NONE
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑ No ☐
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑                                                            Accelerated filer ☐                        Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
     Yes ☐ No ☑
State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2005 $83,465,258,000*
Indicate number of shares outstanding of each of the Registrant’s classes of common stock:

February 28, 2006 — Class A Common Stock, $5 par value	1,260,748 shares
February 28, 2006 — Class B Common Stock, $0.1667 par value	8,405,300 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated In
Proxy Statement for Registrant’s
Annual Meeting to be held May 6, 2006	Part III

*	This aggregate value is computed at the last sale price of the common stock on June 30, 2005. It does not include the value of Class A Common Stock (540,048 shares) and Class B Common Stock (39,283 shares) held by Directors and Executive Officers of the Registrant and members of their immediate families, some of whom may not constitute “affiliates” for purpose of the Securities Exchange Act of 1934.

Part I
Item 1. Business
     Berkshire Hathaway Inc. (“Berkshire,” “Company” or “Registrant”) is a holding company owning subsidiaries engaged in a number of diverse business activities. The most important of these are insurance businesses conducted on both a primary basis and a reinsurance basis. Berkshire also owns and operates a large number of other businesses engaged in a variety of activities, as identified herein. Berkshire is domiciled in the state of Delaware, and its corporate headquarters are located in Omaha, Nebraska.
     Berkshire's operating businesses are managed on an unusually decentralized basis. There are essentially no centralized or integrated business functions (such as sales, marketing, purchasing, legal or human resources) and there is minimal involvement by Berkshire's corporate headquarters in the day-to-day business activities of the operating businesses. Berkshire's corporate office management participates in and is ultimately responsible for significant capital allocation decisions, investment activities and the selection of the Chief Executive to head each of the operating businesses.
Insurance and Reinsurance Businesses
     Berkshire’s insurance and reinsurance business activities are conducted through approximately 60 domestic and foreign-based insurance entities. Berkshire’s insurance businesses provide insurance and reinsurance of property and casualty risks world-wide and also reinsure life, accident and health risks world-wide.
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
     Reinsurance contracts are normally classified as treaty or facultative contracts. Treaty reinsurance refers to reinsurance coverage for all or a portion of a specified class of risks ceded by the primary insurer, while facultative reinsurance involves coverage of specific individual risks. Coverage of risks assumed under reinsurance contracts may be classified as quota-share or excess. Under quota-share (proportional or pro-rata) reinsurance, the reinsurer shares proportionally in the original premiums, losses, and expenses of the primary insurer or reinsurer. Excess (or non-proportional) reinsurance provides for the indemnification of the primary insurer or reinsurer for all or a portion of the loss in excess of an agreed upon amount or “retention.” Both quota-share and excess reinsurance may provide for aggregate limits of indemnification.
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
     Insurers and reinsurers based in the United States are subject to regulation by their states of domicile and by those states in which they are licensed or write policies on a non-admitted basis. The primary focus of regulation is to assure that insurers are financially solvent and that policyholder interests are otherwise protected. States establish minimum capital levels for insurance companies and establish guidelines for permissible business and investment activities. States have the authority to suspend or revoke a company’s authority to do business, as conditions warrant. States regulate the payment of dividends by insurance companies to their shareholders. Dividends and capital distributions of extraordinary amounts are subject to prior regulatory approval.
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

Item 1. Business
Insurance and Reinsurance Businesses (Continued)
     Berkshire’s insurance companies maintain capital strength at exceptionally high levels. This strength differentiates Berkshire’s insurance companies from their competitors. Collectively, the aggregate statutory surplus of Berkshire’s U.S. based insurers was approximately $52 billion at December 31, 2005. All of Berkshire’s major insurance subsidiaries are rated AAA by Standard & Poor’s Corporation, the highest Financial Strength Rating assigned by Standard & Poor’s, and nearly all are rated A++ (superior) by A.M. Best with respect to their financial condition and operating performance.
     In addition to its activities relating to the annual statement, the NAIC develops or adopts statutory accounting principles, model laws, regulations and programs for use by its members. Such matters deal with regulatory oversight of solvency, compliance with financial regulation standards, and risk-based capital reporting requirements.
     The insurance industry experienced severe losses from the September 11, 2001 terrorist attack. On November 26, 2002, President Bush signed into law the Terrorism Risk Insurance Act of 2002, which established within the Department of the Treasury a Terrorism Insurance Program (“Program”) for commercial property and casualty insurers by providing Federal reinsurance of insured terrorism losses. In December 2005, the Program was extended to December 31, 2007 through the passage of the Terrorism Risk Insurance Extension Act of 2005. Hereinafter the 2002 and 2005 Acts are collectively referred to as TRIA. Under TRIA, the Department of the Treasury is charged with certifying “acts of terrorism” as having been a terrorist act undertaken on behalf of a foreign person or interest which resulted in an insured loss in excess of $5 million. After March 31, 2006, TRIA also establishes that the industry insured loss must exceed $50 million ($100 million in 2007) in order for the loss to be certified. To be eligible for Federal reinsurance, insurers must make available insurance coverage for acts of terrorism, by providing policyholders with clear and conspicuous notice of the amount of premium that will be charged for this coverage and of the Federal share of any insured losses resulting from any act of terrorism. Assumed reinsurance is specifically excluded from TRIA participation. Beginning in 2006 TRIA also excludes certain forms of direct insurance (commercial auto, burglary, theft, surety and certain professional liability lines). Terrorism exclusions that were contained within reinsurance contracts remained in effect. Reinsurers are not required to offer terrorism coverage and are not eligible for Federal reinsurance of terrorism losses.
     In the event of a certified act of terrorism, the Federal government will reimburse insurers (conditioned on their satisfaction of policyholder notification requirements) for 90% (in 2005) of their insured losses in excess of a company deductible. The reimbursement levels decline to 85% in 2007. The company’s deductible is calculated based on the direct earned premium for relevant commercial lines written by the insurer’s entire insurance group. Berkshire’s deductible was 15% in 2005 of the insurance group’s primary (direct) subject earned premium and will rise to 17.5% in 2006 and 20% in 2007. Berkshire’s deductible for 2006 is expected to approximate $375 million. There is also an aggregate limit of $100 billion on the amount of the Federal government coverage for each Program year.
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
     In general, regulation of the insurance industry outside of the United States is subject to the differing laws and regulations of each country in which the insurer has operations or writes premiums. Some jurisdictions impose complex regulatory requirements on insurance businesses, while other jurisdictions impose fewer requirements. In certain foreign countries, reinsurers are required to be licensed by governmental authorities. These licenses may be subject to modification, suspension or revocation dependent on such factors as amount and types of reserves and minimum capital and solvency tests. The violation of regulatory requirements may result in fines, censures and/or criminal sanctions in various jurisdictions. Berkshire subsidiaries have historically provided insuring capacity to several syndicates at Lloyd’s of London. Such capacity entitles Berkshire to a share of the risks and rewards of the activities of the syndicate in proportion to the amount of capacity provided. This business is subject to regulation by the U.K. Financial Services Authority, which maintains comprehensive rules and regulations covering the legal, financial and operating activities of managing agents and syndicates.

Item 1. Business
Insurance and Reinsurance Businesses (Continued)
     Berkshire’s insurance underwriting operations are comprised of the following sub-groups: (1) GEICO and its subsidiaries, (2) General Re and its subsidiaries, (3) Berkshire Hathaway Reinsurance Group, and (4) Berkshire Hathaway Primary Group. Except for certain reinsurance products that generate a significant amount of up-front premiums along with estimated claims expected to be paid over very long periods of time, each of Berkshire’s underwriting units strive to achieve a net underwriting profit over time and to reject inadequately priced risks. Additional information related to each of these four underwriting groups follows.
     GEICO — Berkshire acquired GEICO in January 1996. GEICO is headquartered in Chevy Chase, Maryland and its principal insurance subsidiaries include: Government Employees Insurance Company, GEICO General Insurance Company, GEICO Indemnity Company, and GEICO Casualty Company. Over the past five years, these companies have primarily offered private passenger automobile insurance to individuals in 49 states and the District of Columbia. The subsidiaries market their policies primarily through direct response methods, in which applications for insurance are submitted directly to the companies via the Internet, by telephone or through the mail.
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
     As a result of an aggressive advertising campaign and competitive rates, new business sales and voluntary policies-in-force increased each year from 2002 through 2005. Voluntary auto policies-in-force have increased a total of about 40% over the past five years. GEICO is currently the fourth largest auto insurer, in terms of premium volume, in the United States.
     Seasonal variations in GEICO’s insurance business are not significant. However, extraordinary weather conditions or other factors may have a significant effect upon the frequency or severity of automobile claims.
     Private passenger auto insurance is stringently regulated by state insurance departments. As a result, it is difficult for insurance companies to differentiate their products to consumers. Competition for preferred-risk private passenger automobile insurance, which is substantial, tends to focus on price and level of customer service provided, whereas price tends to be the primary focus for other risks. GEICO places great emphasis on customer satisfaction. GEICO’s cost-efficient direct response marketing methods and emphasis on customer satisfaction enable it to offer competitive rates and value to customers.
     Management believes that the name and reputation of GEICO is a material asset and protects its name and other service marks through appropriate registrations.
     General Re — Berkshire acquired General Re in December 1998. General Re was established in 1980 to serve as the holding company of General Reinsurance Corporation (“GRC”) and its affiliates. General Re affiliates include Kölnische Rückversicherungs – Gesellschaft AG (“Cologne Re”), a major international reinsurer based in Germany. General Re held a 91% ownership interest in Cologne Re as of December 31, 2005. General Re subsidiaries currently conduct global reinsurance business in approximately 62 cities and provide reinsurance coverage world-wide. General Re operates the following reinsurance businesses: North American property/casualty, International property/casualty, which principally consists of Cologne Re and the Faraday operations, and life/health reinsurance. General Re’s reinsurance operations are primarily based in Stamford, Connecticut and Cologne, Germany. General Re is one of the largest reinsurers in the world based on net premiums written and capital.
Property/Casualty Reinsurance
     General Re’s North American property/casualty business is marketed directly to clients located throughout the United States and Canada without involving a broker or intermediary. The North American property/casualty business underwrites predominantly excess coverages. The operations are headquartered in Stamford, Connecticut, and are also conducted through 16 branch offices. The business is domiciled in Delaware and licensed in the District of Columbia and all states but Hawaii, where it is an accredited reinsurer.
     Casualty reinsurance represented approximately 40% of North American property/casualty net premiums written in 2005 and property reinsurance represented approximately 37%. North American property/casualty business also includes a few smaller specialty insurers. These insurers, domiciled in Connecticut, North Dakota and Ohio, underwrite primarily liability and workers’ compensation coverages on an excess and surplus basis. Also, they underwrite excess insurance for self-insured programs. These insurers together represented approximately 23% of General Re’s North American property/casualty net premiums written in 2005.

Item 1. Business
Insurance and Reinsurance Businesses (Continued)
General Re (Continued)
Property/Casualty Reinsurance (continued)
     General Re’s International property/casualty reinsurance business operations are conducted on a direct basis and through brokers. Cologne Re as well as several other General Re subsidiaries in 26 countries provide multiple-lines of property and casualty reinsurance coverage world-wide. Coverages are written on both a quota-share and excess basis. In 2005, the International property/casualty operations principally wrote direct reinsurance in the form of treaties with lesser amounts written on a facultative basis. International business through brokers is primarily written through Faraday, which owns the managing agent of Syndicate 435 at Lloyd’s of London and provides capacity and participates in the results of Syndicate 435. Through Faraday, General Re participated in 100% of the results of Syndicate 435 in 2005. Faraday writes property, casualty and aviation business on risks worldwide.
Life/Health Reinsurance
     In 2005, approximately 50% of life/health net premiums were written in the United States, 25% were written in Western Europe, and the remaining 25% were written throughout the rest of the world. These operations provide life, health, long-term care and disability reinsurance on an individual and group basis. Most of this business is written on a proportional treaty basis, with the exception of U.S. group health and disability business which is predominately written on an excess treaty basis. Smaller amounts of life and disability business are also written on a facultative basis. The life/health business is marketed on a direct basis.
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
     For many years BHRG has written catastrophe excess of loss treaty reinsurance contracts. In recent years, BHRG has also written individual policies for primarily excess property risks on both a primary and facultative reinsurance basis, referred to as “individual risk,” which are subject to losses from catastrophe events. Individual risk business includes numerous policies covering terrorism and aviation risks. A catastrophe excess policy provides protection to the counterparty from the accumulation of primarily property losses arising from a single loss event or series of events. Catastrophe and individual risk policies may provide significant amounts of indemnification per contract and a single loss event may produce losses under a number of contracts.
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
     The volume of quota-share business has declined in recent years reflecting changing market conditions. However, in 2004 and 2005, BHRG has increased its overall volume of aviation and workers’ compensation business. The volume of future business conducted in these markets, like all other markets, is dependent on changes in market conditions, including changes in prevailing premium rates and coverage terms.
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

Item 1. Business
Insurance and Reinsurance Businesses (Continued)
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
     In 2000, Berkshire acquired U.S. Investment Corporation (“USIC”). USIC, through its three subsidiaries led by U.S. Liability Insurance Company, is a specialty insurer that underwrites commercial, professional and personal lines of insurance on an admitted and excess and surplus basis. Policies are marketed in all 50 states and the District of Columbia through wholesale insurance agents. USIC companies currently underwrite and market over 80 distinct specialty property and casualty insurance products.
     In 2005, Berkshire acquired Medical Protective Company (“Med Pro”). Med Pro, based in Fort Wayne, Indiana, is one of the nation’s premier professional liability insurers for physicians, dentists and other primary health care providers. Though its wholly-owned subsidiary, Med Pro is a national leader in primary medical professional liability coverage and risk solutions to physicians, dentists, professional corporations and small hospitals. As one of the nation’s first providers of medical professional liability insurance, Med Pro has provided insurance coverage to healthcare providers for over 100 years. Its offerings include professional liability insurance on both claims-made and occurrence forms, risk management consulting and education, premium finance solutions, insurance support services, and — through affiliates and partners — additional financial products and services for its insureds. Med Pro’s insurance policies are distributed through a nationwide network of employee market managers and appointed agents.
     Other insurance operations include several companies referred to as the “Homestate Companies,” based in California, Colorado and Nebraska and with branch offices in several other states, which market various commercial coverages for standard risks to insureds in their state of domicile and an increasing number of other states. Also included is Central States Indemnity Company of Omaha located in Omaha, Nebraska, which provides credit and income protection insurance marketed primarily through credit and debit card issuers and utility providers nationwide. The Kansas Bankers Surety (“KBS”) Company is an insurer of primarily crime, fidelity, errors and omissions, officers’ and directors’ liability and related insurance coverages directed toward small and medium-sized banks throughout the Midwest United States.
Property and casualty loss reserves
     Berkshire’s property and casualty insurance companies establish reserves for the estimated unpaid losses and loss expenses with respect to claims occurring on or before the balance sheet date. Such estimates include provisions for reported claims, or case estimates, provisions for incurred-but-not-reported (“IBNR”) claims and legal and administrative costs to settle claims. The estimates of unpaid losses and amounts recoverable under reinsurance are established and continually reviewed by using a variety of actuarial, statistical and analytical techniques.
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
     The claim-tail for most property coverages is normally short. The claim-tail for liability coverages, such as product liability and workers’ compensation, can be especially long as claims are often reported many years after the occurrence. The claim-tail for reinsurers is further extended because claims are first reported through one or more intermediary primary insurers or reinsurers. Liabilities assumed under retroactive reinsurance contracts may have an especially long claim-tail, as a significant portion of the claims may derive from asbestos, environmental and other latent injury perils. Retroactive policies generally contain aggregate limits of indemnification, so the risks of additional claims under the contracts are likewise limited.
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
     Certain North American workers’ compensation loss reserves of General Re are discounted for both statutory and GAAP reporting purposes at an interest rate of 4.5% per annum for claims occurring before 2003 and at 1% per annum for claims occurring after 2002. Such discount rates were approved by the insurance department of General Re’s domiciliary state. The discount accretion is included as a component of insurance losses and loss adjustment expenses in periodic operating results.
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
     The following table presents the development of Berkshire’s consolidated net unpaid losses for property/casualty contracts from 1995 through 2005. Data in the table related to acquired businesses is included from the acquisition date forward. General Re (acquired December 21, 1998) is included as of December 31, 1998.
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
     The next section of the table shows the re-estimated amount of the previously recorded net liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as losses are paid and more information becomes known about the frequency and severity of unpaid claims. The line labeled “cumulative deficiency (redundancy)” represents the aggregate change in the initial estimates from the original balance sheet date through December 31, 2005. These amounts have been reported in earnings over time as a component of losses and loss adjustment expenses. The redundancies or deficiencies shown in each column should be viewed independently of the other columns, because such adjustments made in earlier years may also be included as a component of the adjustments in the more recent years. To avoid misstating the cumulative redundancies or deficiencies, liabilities assumed under retroactive reinsurance contracts are treated as occurrences in the year the transaction was entered into, as opposed to when the underlying losses actually occurred, which is, by definition, generally prior to the contract date. Due to the significance of the deferred charges and reserve discounts, the cumulative changes in such balances, which are included in the cumulative deficiency/redundancy amounts, are also provided.

Item 1. Business
Insurance and Reinsurance Businesses (Continued)
Property and casualty loss reserves (Continued)
     The bottom part of the table shows the cumulative amount of net losses and loss adjustment expenses paid with respect to recorded net liabilities as of the end of each succeeding year. While the information in the table provides a historical perspective on the adequacy of unpaid losses and loss adjustment expenses established in previous years, readers are cautioned against extrapolating redundancies or deficiencies of the past on current unpaid loss balances. Berkshire management believes that the reserves established as of the end of 2005 are adequate. However, due to the inherent uncertainties in the reserving process, it cannot be assured that such balances will ultimately prove to be adequate. Dollar amounts are in millions.

	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
Unpaid losses per
Consolidated Balance Sheet	$5,690	$6,059	$6,637	$22,804	$26,600	$32,868	$40,562	$43,771	$45,393	$45,219	$48,034
Reserve discounts	—	—	—	1,666	1,663	1,675	2,022	2,405	2,435	2,611	2,798

Unpaid losses before discounts	5,690	6,059	6,637	24,470	28,263	34,543	42,584	46,176	47,828	47,830	50,832
Ceded reserves	(255)	(248)	(274)	(2,167)	(2,331)	(2,997)	(2,957)	(2,623)	(2,597)	(2,405)	(2,812)

Net unpaid losses	5,435	5,811	6,363	22,303	25,932	31,546	39,627	43,553	45,231	45,425	48,020
Reserve discounts	—	—	—	(1,666)	(1,663)	(1,675)	(2,022)	(2,405)	(2,435)	(2,611)	(2,798)
Deferred charges	(390)	(338)	(480)	(560)	(1,518)	(2,593)	(3,232)	(3,379)	(3,087)	(2,727)	(2,388)

Net unpaid losses, net of discounts/deferred charges	$5,045	$5,473	$5,883	$20,077	$22,751	$27,278	$34,373	$37,769	$39,709	$40,087	$42,834

Liability re-estimated: 1 year later	4,936	5,324	5,673	19,663	22,239	28,569	36,289	39,206	40,618	39,002
2 years later	4,901	5,220	5,540	18,132	22,829	30,667	38,069	40,663	39,723
3 years later	4,859	5,093	5,386	18,464	24,079	32,156	40,023	40,517
4 years later	4,795	4,973	5,293	19,750	25,158	33,532	40,061
5 years later	4,707	4,906	5,304	20,581	26,894	34,096
6 years later	4,647	4,920	5,246	21,172	26,676
7 years later	4,673	4,891	5,311	21,244
8 years later	4,660	4,958	5,268
9 years later	4,728	4,931
10 years later	4,709

Cumulative deficiency (redundancy)	(336)	(542)	(615)	1,167	3,925	6,818	5,688	2,748	14	(1,085)
Cumulative foreign exchange effect*	—	—	—	(29)	(260)	(1,231)	(1,094)	(745)	159	728

Net deficiency (redundancy)	$(336)	$(542)	$(615)	$1,138	$3,665	$5,587	$4,594	$2,003	$173	$(357)

Cumulative payments: 1 year later	$1,166	$1,385	$1,811	$4,509	$5,825	$5,352	$6,653	$8,092	$8,828	$7,793
2 years later	1,912	2,379	2,463	7,596	8,289	8,744	11,396	14,262	13,462
3 years later	2,732	2,891	3,330	9,384	9,889	11,625	16,378	18,111
4 years later	3,129	3,372	3,507	10,436	11,513	15,608	19,658
5 years later	3,310	3,465	3,598	11,421	13,840	18,504
6 years later	3,357	3,518	3,694	12,221	15,855
7 years later	3,388	3,586	3,752	13,870
8 years later	3,449	3,635	4,254
9 years later	3,491	4,060
10 years later	3,873

Net deficiency (redundancy) above	$(336)	$(542)	$(615)	$1,138	$3,665	$5,587	$4,594	$2,003	$173	$(357)
Deferred charge changes and reserve discounts	351	299	428	583	815	980	872	1,113	438	140

(Redundancy) deficiency before deferred charges and reserve discounts	$(687)	$(841)	$(1,043)	$555	$2,850	$4,607	$3,722	$890	$(265)	$(497)

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

Item 1. Business
Insurance and Reinsurance Businesses (Continued)
     Investments — Investments associated with insurance activities derive from shareholder capital, including amounts acquired in business acquisitions, as well as funds provided from policyholders through insurance and reinsurance business (“float”). The levels of reinsurance assumed business in recent years, plus the acquisitions of GEICO and General Re, have produced an exceptional increase in the amount of float held by Berkshire’s insurance businesses. Float is an approximation of the amount of net policyholder funds available for investment. That term denotes the sum of unpaid losses and loss adjustment expenses, unearned premiums and other policyholder liabilities, less the aggregate amount of premium balances receivable, losses recoverable from reinsurance ceded, deferred policy acquisition costs, deferred charges on reinsurance contracts, and related deferred income taxes. The amount of float has grown from about $6.9 billion at the end of 1996 to $49.3 billion at the end of 2005, through internal growth as well as the acquisition of General Re in 1998. Equally important as the size of the float balance is its cost, which is represented by the periodic net underwriting gain or loss of the overall Insurance Group. The increases in the amount of float plus the substantial amounts of shareholder capital devoted to insurance and reinsurance activities have generated meaningful increases in the levels of investments and investment income over the past five years.
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
     Berkshire acquired FOL in 2002. Headquartered in Bowling Green, Kentucky, FOL is a vertically integrated manufacturer and distributor of basic apparel products sold principally under the Fruit of the Loom® label. FOL is a market leader in the mass merchandise segment of the men’s and boys’ underwear market, and is one of the branded market leaders in the women’s and girls’ underwear market. In addition FOL produces and sells undecorated T-shirts and fleecewear under its own labels in a variety of colors and styles. Products are distributed to retailers and wholesalers in North America, Europe and Asia.
     As a vertically integrated manufacturer, FOL performs most of its own spinning, knitting, cloth finishing, cutting, sewing and packaging. For the North American market, which comprised more than 85% of FOL’s 2005 consolidated net sales, the majority of capital-intensive spinning and cloth manufacturing operations are located in highly automated facilities in the United States with a portion of cloth manufacturing performed offshore. Labor-intensive sewing and finishing operations are located in lower labor cost facilities in Central America and the Caribbean. For the European market, capital-intensive manufacturing operations are performed in Ireland and Northern Ireland and sewing is performed in Morocco. During 2004, FOL announced the expansion of facilities in Morocco to include yarn spinning and textile manufacturing. FOL intends to transfer its European-market spinning and cloth making operations to Morocco over the next five years.
     Berkshire acquired Garan in 2002. Based in New York City, Garan designs, manufactures, and sells apparel primarily for children and to a lesser degree for men and women. Products are sold under private labels of its customers as well as its own trademarks, including Garanimals®. Garan’s production facilities are primarily located in Central America. Substantially all of Garan’s products are sold through its distribution centers in the U.S. to major national chain stores, department stores, and specialty stores. In 2005, over 90% of Garan’s sales were to Wal-Mart Stores.
     FOL’s and Garan’s markets are highly competitive, consisting of many domestic and foreign manufacturers and distributors. Competition is generally based upon price, product style, quality and customer service.

Item 1. Business
Non-Insurance Businesses of Berkshire (Continued)
     Apparel (Continued)
     Fechheimer Brothers manufactures, distributes, and sells uniforms, principally for the public service and safety markets, including police, fire, postal and military markets. Fechheimer Brothers was acquired by Berkshire in 1986 and is based in Cincinnati, Ohio.
     Justin Brands and H.H. Brown Shoe Group have been owned by Berkshire for more than the past five years. Collectively, Berkshire’s footwear businesses purchase or manufacture and distribute work, rugged outdoor and casual shoes (H.H. Brown Shoe Group) and western-style footwear (Justin Brands) under a number of brand names. Significant portions of the shoes sold by Berkshire’s shoe businesses are manufactured or purchased from sources outside the United States. Over the past five years, a number of manufacturing facilities in the United States and Canada have been closed. Products are principally sold in the United States through a variety of channels including department stores, footwear chains, specialty stores, catalogs and the Internet, as well as through company-owned retail stores.
     Building Products — Berkshire entered the building products business in 2000 with the acquisition of Acme Building Brands (“Acme”). Acme, headquartered in Fort Worth, Texas, manufactures and distributes clay bricks (Acme Brick), concrete block (Featherlite) and cut limestone (Texas Quarries). In addition, Acme distributes a number of other building products of other manufacturers, including glass block, brick, floor and wall tile and other masonry products. Acme also sells ceramic floor and wall tile, as well as marble, granite and other stones through its subsidiary, American Tile. Products are sold primarily in the Southwest United States through company-operated sales offices. Acme distributes products primarily to homebuilders and masonry and general contractors.
     Acme operates 23 clay brick manufacturing facilities located in six states, seven concrete block facilities in Texas, and one stone quarry fabrication facility in Texas. The demand for Acme’s products is seasonal, with higher sales in the warmer weather months, and is subject to the level of construction, which can be cyclical. Acme also owns and leases properties and mineral rights that supply raw materials used in many of its manufactured products. Raw materials supply is believed to be adequate into the foreseeable future.
     Berkshire acquired Benjamin Moore & Co. (“Benjamin Moore”) at the end of 2000. Benjamin Moore, headquartered in Montvale, New Jersey, is a leading formulator, manufacturer and retailer of a broad range of primarily architectural coatings, available principally in the United States and Canada. Products include water-thinnable and solvent-thinnable general purpose coatings (paints, stains and clear finishes) for use by the general public, contractors and industrial and commercial users. Products are marketed under various registered brand names, including Regal®, Superspec®, Superhide® and Moorgard®.
     Benjamin Moore relies primarily on an independent dealer network for the distribution of its products. The network consists of over 3,600 retailers with over 4,700 storefronts in the United States and Canada. Benjamin Moore also owns and manages several multiple-outlet stores and stand-alone stores in various parts of the United States and Canada serving primarily contractors and general consumers. Included in the 4,700 storefronts at December 31, 2005 were 153 Benjamin Moore majority-owned stores positioned in the market as independent retailers that offer a broad array of products including Benjamin Moore® brands and other competitor coatings, wallcoverings, window treatments and sundries.
     The architectural coatings industry is highly competitive and has historically been subject to intense price competition. It is estimated that there are approximately 300 coatings manufacturers in the United States, many of which are small companies, that compete regionally and locally. The top four companies in the industry, including Benjamin Moore positioned fourth, comprise about 62% of the total market. Benjamin Moore is positioned second in the Canadian marketplace.
     Berkshire acquired Johns Manville (“JM”) in 2001. JM has been serving the building products industry for nearly 150 years and is a leading manufacturer of fiber glass wool insulation products for walls, attics and floors in homes and commercial buildings, as well as pipe, duct and equipment insulation products. JM is also a leading full-line supplier of roofing systems and components for low-slope commercial and industrial roofs in North America. In addition, JM manufactures nonwoven mats, fabrics and fibers used as reinforcements in building and industrial applications, and high efficiency air filtration media. Fiber glass is the basic material in a majority of JM’s products, although JM also manufactures a significant portion of its products with other materials to satisfy the broader needs of its customers. The raw materials in JM’s products are readily available in sufficient quantities from various sources to maintain and expand JM’s current production levels. JM regards its patents and licenses as valuable, however it does not consider any of its businesses to be materially dependent on any single patent or license. JM is headquartered in Denver, Colorado, and operates 43 manufacturing facilities in North America, Europe and China and conducts research and development at several other facilities.
     JM sells its products through a wide variety of channels including contractors, distributors, retailers, manufacturers and fabricators. JM’s results of operations are affected by the levels of new and repair/remodel

Item 1. Business
Non-Insurance Businesses of Berkshire (Continued)
     Building Products (Continued)
commercial and residential construction and are moderately seasonal due to increases in construction activity that typically occur in the second and third quarters of the calendar year. In addition, JM’s operations are subject to a variety of federal, state and local environmental laws and regulations. These laws and regulations regulate the discharge of materials into the air, land, and water and govern the use and disposal of hazardous substances.
     JM has leading market positions in each of its businesses and typically competes with a few large national competitors and several smaller, regional competitors. JM’s products compete primarily on the basis of value, product differentiation and customization and breadth of product line.
     Berkshire acquired a 90% equity interest in MiTek Inc. (“MiTek”) in 2001. MiTek is headquartered in Chesterfield, Missouri and is a leading provider of engineered connector products, engineering software and services, and manufacturing machinery to the truss fabrication segment of the building components industry. Primary customers are truss fabricators who manufacture pre-fabricated roof and floor trusses and wall panels for the residential building market as well as the light commercial and institutional construction industry. MiTek also participates in the light gauge steel framing market under the Ultra-Span® name.
     MiTek operates 16 manufacturing facilities located in 10 countries and 26 sales/engineering offices located in 14 countries. Products are sold to customers in approximately 80 countries, and MiTek’s business is subject to seasonal and cyclical changes in the overall housing industry.
     Finance and Financial Products — Berkshire’s finance and financial products businesses engage in a variety of finance related activities. BH Finance invests in fixed-income financial instruments, often on a leveraged basis, pursuant to proprietary strategies with the objective of earning above average returns. BH Finance also enters into derivative contracts and assumes foreign currency, equity price, and credit default risk. Management recognizes and accepts that losses may occur due to the nature of these activities as well as the markets in general. In addition, the level of investments and derivative contracts will vary over time depending on the magnitude and number of strategies employed. This business is conducted from Berkshire’s corporate headquarters.
     Berkshire acquired Clayton Homes, Inc. (“Clayton”) in 2003. Clayton, headquartered near Knoxville, Tennessee, is a vertically integrated manufactured housing company. At December 31, 2005, Clayton operated 36 manufacturing plants in 13 states. Clayton’s homes are marketed in 48 states through a network of 1,626 retailers, 462 of which are company owned sales centers. In 2005, Clayton acquired the retail operations of Fleetwood Homes and acquired four manufacturing facilities of Karsten Homes. Installment financing is offered to purchasers of Clayton’s manufactured homes as well as those purchasing homes from selected independent retailers. Such financing is provided through its wholly owned finance subsidiaries, Vanderbilt Mortgage and Finance, Inc. (“VMF”) and 21st Mortgage Corporation (“21st”). Clayton also develops, owns, and manages 77 manufactured housing communities located in 12 states and operates 8 housing subdivisions in 2 states.
     Clayton competes at the manufacturing, retail, and finance levels on the basis of price, service, delivery capabilities and product performance, and considers the ability to make financing available to retail purchasers a major factor affecting the market acceptance of its product. Retail sales are facilitated by Clayton’s offering of various finance and insurance programs. Finance programs include VMF’s origination of installment contract receivables at company owned sales centers and 21st originations from select independent retailers. Also included are bulk purchases of manufactured housing contracts from banks and other lenders as well as inventory financing provided to certain independent retailers by 21st. VMF and 21st also service manufactured housing contracts that were not purchased or originated by them. These purchases and servicing arrangements may relate to the portfolios of other lenders or finance companies, governmental agencies, or other entities that purchase and hold manufactured housing contracts. Clayton also acts as agent on physical damage insurance policies, family protection insurance policies, home buyer protection plan policies, and other programs. Insurance programs offered by Clayton are reinsured through various wholly owned and majority owned subsidiaries of Clayton.
     Prior to Berkshire’s acquisition, the primary source of permanent funding for the lending activities of VMF and 21st was in the form of asset-backed securities issued through a special purpose entity. Berkshire now provides permanent funding for these activities with loans to Clayton from its wholly owned subsidiary Berkshire Hathaway Finance Corporation (“BHFC”). BHFC was formed during 2003 and through December 31, 2005 issued $8.85 billion of medium term notes with maturities of between 3 and 10 years.
     Berkshire acquired XTRA in 2001. XTRA, headquartered in St. Louis, Missouri, is a leading transportation equipment lessor operating under the XTRA Lease brand name. XTRA manages a diverse fleet of approximately 129,000 units, constituting a net investment of approximately $1.2 billion as of December 31, 2005. The fleet includes over-the-road and storage trailers, chassis, temperature controlled vans, flatbeds, and intermodal trailers. During February 2005, XTRA acquired a trailer rental business from a competitor, which included a fleet of approximately 23,000 over-the-road and storage trailers. Management believes that XTRA is one of the two largest lessors (in terms of units available) of over-the-road trailers in North America.

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
     General Re Securities and affiliates (“GRS”) was acquired by Berkshire as part of the 1998 acquisition of General Re. General Re’s derivatives trading business has been conducted through GRS. In January 2002, a decision was made to commence a long-term run-off of GRS. Prior to run-off, GRS offered a full line of interest rate, currency, and equity swap and option products, as well as structured finance products. Since January 2002, the number of open trades has declined by about 97%.
     Berkshire’s finance businesses also include Berkshire Hathaway Credit Corporation (commercial real estate financing), Berkshire Hathaway Life Insurance (sales of annuity contracts), and Scott Fetzer Financial Group, Inc. (consumer receivable financing primarily in connection with sales of Kirby products).
     Flight Services — In 1996, Berkshire acquired FlightSafety International Inc. (“FSI”). FSI is headquartered at LaGuardia Airport in Flushing, New York. FSI engages primarily in the business of providing high technology training to operators of aircraft and ships. FSI’s training activities include: advanced pilot training in the operation of aircraft and air traffic control procedures; aircrew training for military and other government personnel; aircraft maintenance technician training; ab-initio (primary) pilot training to qualify individuals for private and commercial pilots’ licenses; and ship handling and related training services. FSI also develops classroom instructional systems and materials for use in its training business and for sale to others.
     A significant part of FSI’s training programs derives from the use of simulators, which incorporate computer-based technology to replicate the operation of particular aircraft or ocean-going vessels. Simulators reproduce, with a high degree of accuracy, certain sights, movements, and aircraft or vessel control responses experienced by the operator of the aircraft or ship. FSI utilizes 290 training devices, including 248 civil aviation simulators. FSI’s training businesses are conducted primarily in the United States, with facilities located in 21 states. FSI also operates training facilities in Australia, Brazil, Canada, France and the United Kingdom. FSI also designs and manufactures full motion flight simulators, visual displays, and other training equipment for use in its training business and for sale to others. Manufacturing facilities are located in Oklahoma and Missouri.
     Berkshire acquired NetJets Inc. (“NJ”) in 1998. NJ is the world’s leading provider of fractional ownership programs for general aviation aircraft. At December 31, 2005, the NetJets® program operated 15 aircraft types. The fractional ownership of aircraft concept permits customers to acquire a specific percentage of a certain aircraft type and allows them to utilize the aircraft for a specified number of flight hours per annum. In addition, NJ provides management, ground support and flight operation services to customers after the sale. NetJets as an owner and operator of aircraft in the United States is subject to the rules and regulations of the Federal Aviation Administration, which address aircraft registration and maintenance requirements, pilot qualifications and airport operations, including flight planning and scheduling as well as security issues. In 2001, NJ entered into an “exclusive alliance” with an independent company, Marquis Jet Partners, Inc. (“Marquis”). Under this alliance, Marquis leases fractional interests and management services from NetJets and resells them to its customers in the form of a prepaid Marquis Jet Card, which entitles the customer to 25 hours of flight time. This segment of NJ’s business continues to grow, and currently approximates 10% of total NJ revenues.
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
     NJ is currently believed to be the world’s largest purchaser of general aviation aircraft. The company maintained approximately 510 aircraft in its fleet as of December 31, 2005. NJ management believes that the market for fractional ownership of aircraft programs is large and growing and will contribute to NJ’s continued growth over the foreseeable future. NJ’s executive offices are located in New Jersey, while most of its logistical and flight operations are based at Port Columbus International Airport in Columbus, Ohio. NJ’s European operations are based in Lisbon, Portugal.

Item 1. Business
Non-Insurance Businesses of Berkshire (Continued)
     McLane Company — Berkshire acquired McLane Company, Inc. (“McLane”) in 2003 from Wal-Mart Stores, Inc. (“Wal-Mart”). McLane provides wholesale distribution and logistics services in all 50 states and internationally in Brazil to customers that include discount retailers, convenience stores, quick service restaurants, drug stores and movie theatre complexes. For about 13 years prior to Berkshire’s acquisition, McLane had been an integral part of the Wal-Mart distribution network, and under Berkshire’s ownership continues to provide wholesale distribution services to Wal-Mart, which accounted for approximately 33% of McLane’s revenues during 2005. McLane’s business model is based on a high volume of sales, low profit margins, rapid inventory turnover and tight expense control, with operations divided into two business units: grocery distribution and foodservice operations.
     McLane’s grocery distribution unit, based in Temple, Texas, enjoys the dominant market share within the convenience store industry and serves most of the national convenience store chains and major oil company retail outlets. Grocery operations provide products to more than 38,300 retail locations nationwide, including Wal-Mart. McLane’s grocery distribution unit operates 21 facilities in 18 states, which average approximately 380,000 square feet per facility. Also included in McLane’s grocery operations are third party logistics services provided from four distribution centers in Brazil that average approximately 325,000 square feet per facility.
     McLane’s foodservice operations, based in Carrollton, Texas, focus on serving the quick service restaurant industry with high quality, timely-delivered products. Operations are conducted through 18 facilities in 16 states, which average approximately 170,000 square feet per facility. The foodservice distribution unit is considered the second largest restaurant systems supplier in the United States, servicing more than 17,500 chain restaurants nationwide.
     Retail Businesses — Berkshire’s retail businesses consist of several independently managed home furnishings and jewelry operations. Information regarding each of these operations follows.
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
     NFM operates its business from a very large retail complex and sizable warehouse and administrative facilities in Omaha, Nebraska, which includes over 500,000 square feet of retail space. NFM’s customers are drawn from a radius around Omaha of approximately 300 miles and it is the largest furniture retailer in the area. In 2000, NFM acquired Homemakers Furniture located in Des Moines, Iowa. Homemakers has two facilities that include approximately 225,000 square feet of retail space. In 2003, NFM opened a new store in Kansas City, Kansas. This store, which anchors a retail and entertainment district, includes approximately 445,000 square feet of retail space.
     R.C. Willey, based in Salt Lake City, is the dominant home furnishings retailer in the Intermountain West region of the United States. R.C. Willey operates ten full retail stores, two retail clearance facilities and two distribution centers. These facilities — which include approximately 1.3 million square feet of retail space —include eight stores strategically located throughout northern Utah, one store in Meridian, Idaho, and two stores in the Las Vegas, Nevada region. R.C. Willey opened a new store in Reno, Nevada in November 2005. R.C. Willey plans to open an additional retail store and a distribution center in Sacramento, California in 2006.
     Star’s retail facilities include about 700,000 square feet of retail space in eleven locations. All of Star’s retail facilities are located in Texas, with eight in Houston. Star is believed to be the largest furniture retailer, as measured by sales, in each of its markets. Jordan’s operates a furniture retail business from four locations with approximately 520,000 square feet of retail space in Massachusetts and New Hampshire. Jordan’s is believed to be the largest furniture retailer, as measured by sales, in the Massachusetts and New Hampshire areas. Jordan’s is well known in its markets for its unique store arrangements and advertising campaigns.
     Since 1989, Berkshire has owned an interest (currently 88%) in Borsheim Jewelry Company, Inc. (“Borsheim’s”). From its single store located in Omaha, Nebraska, Borsheim’s is a high volume retailer of fine jewelry, watches, crystal, china, stemware, flatware, gifts and collectibles. In 1995, Berkshire acquired Helzberg’s Diamond Shops, Inc. (“Helzberg’s”). Helzberg’s, based in North Kansas City, Missouri, operates a chain of 272 retail jewelry stores in 38 states. Most of Helzberg’s stores are located in malls or power strip centers, and all stores operate under the name Helzberg Diamonds. In 2000, Berkshire acquired The Ben Bridge Corporation (“Ben

Item 1. Business
Non-Insurance Businesses of Berkshire (Continued)
     Retail Businesses (Continued)
Bridge Jeweler”). Ben Bridge Jeweler, based in Seattle, Washington, operates a chain of 75 upscale retail jewelry stores in 12 states, primarily in the Western United States. Ben Bridge Jeweler stores are located primarily in major shopping malls. Berkshire’s retail jewelry operations are subject to seasonality with approximately 40% of annual revenues being earned in the fourth quarter.
     Shaw Industries — Berkshire acquired Shaw Industries Group, Inc. (“Shaw”) in 2001. Shaw, headquartered in Dalton, Georgia, is the world’s largest carpet manufacturer based on both revenue and volume of production. Shaw designs and manufactures over 3,000 styles of tufted and woven carpet and laminate flooring for residential and commercial use under about 30 brand and trade names and under certain private labels. Shaw’s manufacturing operations are fully integrated from the processing of raw materials used to make fiber through the finishing of carpet. Shaw’s carpet and laminate are sold in a broad range of prices, patterns, colors and textures.
     Shaw sells its wholesale products to over 42,000 retailers, distributors and commercial users throughout the United States, Canada and Mexico; through its own residential and commercial sales personnel to various residential and commercial end-users in the United States and, to a lesser degree, exports to additional overseas markets. Shaw also provides installation services and sells ceramic tile and hardwood flooring. Shaw’s wholesale products are marketed domestically by over 1,700 salaried and commissioned sales personnel directly to retailers and distributors and to large national accounts. Shaw’s eight full-service distribution facilities and 30 redistribution centers, along with centralized management information systems, enable it to provide prompt delivery of its products to both its retail customers and wholesale distributors.
     Substantially all carpet manufactured by Shaw is tufted carpet made from nylon, polypropylene and polyester. In the tufting process, yarn is inserted by multiple needles into a synthetic backing, forming loops which may be cut or left uncut, depending on the desired texture or construction. During 2005 Shaw processed approximately 97% of its requirements for carpet yarn in its own yarn processing facilities.
     The floor covering industry is highly competitive with more than 100 companies engaged in the manufacture and sale of carpet in the United States and numerous manufacturers engaged in hard surface floor covering production and sales. According to industry estimates, carpet accounts for approximately 60% of the total United States production of all flooring types. The principal competitive measures within the floor covering industry are quality, style, price and service.
     Utilities and Energy — In 2000 and 2002, Berkshire acquired both voting and non-voting interests in MidAmerican Energy Holdings Company (“MidAmerican”), an international energy company headquartered in Des Moines, Iowa, giving Berkshire a 9.7% voting interest and an 83.4% (80.5% on a diluted basis) economic interest at December 31, 2005. The Energy Policy Act of 2005 included the repeal of the Public Utility Holding Company Act of 1935 (“PUHCA” or the “Act”). The repeal of PUHCA enabled Berkshire to convert its convertible non-voting preferred stock investment to common stock on February 9, 2006, without triggering holding company registration under the Act. The transaction was approved by the appropriate federal and state regulatory authorities. Accordingly, Berkshire currently owns an 83.4% voting common stock interest in MidAmerican.
     Each of MidAmerican’s businesses are managed as separate operating units. MidAmerican’s domestic, regulated energy interests are comprised of a combined electric and natural gas utility company serving approximately 1.4 million retail customers and two natural gas pipeline companies with over 18,200 miles of pipeline in operation and design capacity of 6.4 billion cubic feet of natural gas per day. Its United Kingdom (“UK”) electricity distribution subsidiaries serve about 3.7 million electricity end users. In addition, MidAmerican’s interests include a diversified portfolio of international and domestic independent power projects and the second largest residential real estate brokerage firm in the United States.
     MidAmerican Energy Company is a regulated electric and natural gas company serving retail customers primarily in Iowa and also in portions of Illinois, South Dakota and Nebraska generally under 25-year franchises, certificates, permits and licenses obtained from state and local authorities. As a vertically integrated electric utility business, MidAmerican Energy Company owned or has under contract total accredited net generating capacity of 5,098 net megawatts, at the time of its 2005 summer peak demand. In addition to retail sales and natural gas transportation, MidAmerican Energy Company sells electric energy and natural gas to other utilities, marketers and municipalities on a wholesale basis.

Item 1. Business
Non-Insurance Businesses of Berkshire (Continued)
     Utilities and Energy (Continued)
     Northern Natural Gas Company is based in Omaha, Nebraska, and operates 16,500 miles of natural gas pipeline with a design capacity of 4.6 billion cubic feet of natural gas per day making it one of the largest interstate natural gas pipeline systems in the United States reaching from Texas to Michigan’s Upper Peninsula. Northern Natural Gas Company has access to supplies from every major mid-continent basin, as well as the Rocky Mountain and Western Canadian basins and provides transportation to utilities and numerous other end-use customers. Northern Natural Gas Company also operates three natural gas storage facilities.
     Kern River Gas Transmission Company is based in Salt Lake City, Utah and operates approximately 1,700 miles of natural gas pipeline with a design capacity of 1.8 billion cubic feet of natural gas per day. Kern River Gas Transmission Company transports natural gas from the supply areas in the Rocky Mountains to consuming markets in Utah, Nevada and California.
     MidAmerican, through Northern Electric Distribution Limited and Yorkshire Electricity Distribution plc, owns a substantial United Kingdom electricity distribution network that delivers electricity to end users in the North and East of England covering almost 10,000 square miles. The distribution companies primarily earn regulated tariffs from the use of their electrical infrastructure charged to supply companies.
     MidAmerican’s regulated operating businesses are subject to a number of federal, state and international regulations, including the approval of rates. These rates are generally designed to allow the regulated business to recover its costs of providing service to customers, including a reasonable rate of return.
     MidAmerican’s interest in independent power projects consists of a combined irrigation and hydroelectric power project and three geothermal facilities in the Philippines with net generating capacity of 640 aggregate net megawatts; ten geothermal power projects located in Southern California; and four natural gas-fueled combined-cycle generation plants located in New York, Illinois, Texas and Arizona, with net generating capacity of almost 1,400 aggregate net megawatts.
     MidAmerican also owns HomeServices of America, Inc. (“HomeServices”), the second largest residential real estate brokerage firm in the United States. HomeServices is a full-service, independent residential real estate brokerage firm and settlement services provider offering integrated real estate services, including mortgage origination, title and closing services, property and casualty insurance, home warranties and other home-related services. It currently operates under 18 residential real estate brand names with over 19,000 agents and more than 355 broker offices in 18 states. HomeServices participated in over $60 billion of sales volume in 2005. HomeServices’ principal sources of revenue are dependent on the timing of residential real estate sales, which are generally lower in the first and last quarters of each year.
     In May 2005, MidAmerican reached a definitive agreement with Scottish Power plc to acquire its indirect subsidiary, PacifiCorp, a regulated electric utility providing service to 1.6 million customers in California, Idaho, Oregon, Utah, Washington and Wyoming. MidAmerican will purchase all of the outstanding shares of PacifiCorp common stock for approximately $5.1 billion in cash. It is currently expected that MidAmerican will issue $3.4 billion of additional capital stock to Berkshire. The proceeds from the issuance of the capital stock by MidAmerican along with the proceeds from the planned issuance by MidAmerican of $1.7 billion of long-term debt or other securities will be used to fund the acquisition. The acquisition is subject to customary closing conditions and is expected to be completed in March 2006.
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
     International Dairy Queen services a system of approximately 5,900 stores operating under the names Dairy Queen, Orange Julius and Karmelkorn that offer various dairy desserts, beverages, prepared foods, blended fruit drinks, popcorn and other snack foods.

Item 1. Business
Non-Insurance Businesses of Berkshire (Continued)
     Other Non-Insurance Businesses (Continued)
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
     In 2002 Berkshire acquired The Pampered Chef, LTD (“TPC”), the largest direct seller of high quality kitchen tools in the United States. Products are researched, designed and tested by TPC, and manufactured by third party suppliers. From its Addison, Illinois headquarters, TPC utilizes a network of more than 61,000 independent sales representatives to sell its products through home-based party demonstrations, principally in the United States.
     Berkshire acquired Forest River, Inc. (“Forest River”) in August 2005. Forest River is a manufacturer of recreational vehicles, utility cargo and office trailers, busses and pontoon boats, and is headquartered in Elkhart, Indiana. Its products are sold in the United States and Canada through an independent dealer network. Forest River has manufacturing facilities in Indiana, California, Georgia, Michigan, Oregon and Texas.
     Berkshire Hathaway Inc. and subsidiaries (including MidAmerican), employed approximately 192,000 persons at December 31, 2005.
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
Item 1A. Risk Factors
     Berkshire is subject to certain risks in its business operations which are described below. Careful consideration of these risks should be made before making an investment decision. The risks and uncertainties described below are not the only ones facing Berkshire. Additional risks and uncertainties not presently known or that are currently deemed immaterial may also impair our business operations.
The Company’s tolerance for risk in its insurance businesses may result in a high degree of volatility in periodic reported earnings.
     Berkshire has been and continues to be willing to assume more risk than any other insurer has knowingly assumed. Berkshire estimates it could incur losses of $6 billion from a single loss event and does so willingly if properly paid for the risk assumed. Berkshire has also written some coverages for losses arising from acts of terrorism. In all cases, however, Berkshire attempts to avoid writing groups of policies from which losses might seriously aggregate, though it is possible that despite Berkshire’s efforts, losses may aggregate in ways that were not anticipated. The tolerance for huge losses may in certain future periods result in huge losses, which may result in a high degree of volatility in periodic reported earnings.

Item 1A. Risk Factors (Continued)
The degree of estimation error inherent in the process of estimating property and casualty insurance loss reserves may result in a high degree of volatility in periodic reported earnings.
     In the insurance business, premiums are charged today for promises to pay covered losses in the future. The principal cost associated with premium revenue is claims. However, it will literally take decades before all losses that have occurred as of the balance sheet date will be reported and settled. Although Berkshire believes that loss reserve balances are adequate to cover losses, Berkshire will not truly know whether the premiums charged for the coverages provided were sufficient until well after the balance sheet date. Except for certain product lines, Berkshire’s objective is to generate underwriting profits over the long term. Estimating insurance claim costs is inherently imprecise. Reserve estimates are large ($48 billion at December 31, 2005) so adjustments to reserve estimates can have a material effect on periodic reported earnings.
Insurance subsidiaries’ investments are unusually concentrated.
     Compared to other insurers, Berkshire’s insurance subsidiaries keep an unusually high percentage of their assets in common stocks and diversify their portfolios far less than is conventional. A significant decline in the general stock market or in the price of major investments may produce a large decrease in Berkshire’s shareholders’ equity, and may precipitate recognition of such losses in the statement of earnings. Decreases in values of equity investments could have a material adverse effect on Berkshire’s book value per share.
Berkshire is dependent for its investment and capital allocation decisions on a few key people.
     Investment decisions and all major capital allocation decisions are made for Berkshire’s businesses by Warren E. Buffett, chairman of the board of directors and CEO, age 75, in consultation with Charles T. Munger, vice chairman of the board of directors, age 82. If for any reason the services of Berkshire’s key personnel, particularly Mr. Buffett, were to become unavailable to Berkshire, there could be a material adverse effect on the Company. However, Berkshire’s Board of Directors has identified three current Berkshire subsidiary managers who are capable of being CEO. Berkshire’s Board has agreed on a replacement for Mr. Buffett should a replacement be needed currently. The Board continually monitors this matter and could alter its current view in the future. Management believes that the Board’s succession plan, together with the outstanding managers running Berkshire’s numerous and highly diversified operating units helps to mitigate this risk.
The past growth rate in Berkshire stock is not an indication of future results.
     In the years since Berkshire’s present management acquired control of Berkshire, its book value per share has grown at a highly satisfactory rate. Because of the large size of Berkshire’s capital base (shareholders’ equity of approximately $91.5 billion as of December 31, 2005), Berkshire’s book value per share cannot increase in the future at a rate even close to its past rate.
Competition
     Each of Berkshire’s operating businesses faces intense competitive pressures within its respective markets. Such competition may come from domestic operators and international operators. While Berkshire’s businesses are managed with the objective of achieving sustainable growth over the long-term through developing and strengthening competitive advantages, many factors, including market and technology changes, may erode competitive advantages or prevent their strengthening. Accordingly, future operating results will depend to some degree on whether the operating units are successful in protecting or enhancing their competitive advantages.
Berkshire’s class B common stock is not convertible and has a lower vote and stock price than its class A common stock.
     Each share of class A common stock is convertible into thirty shares of class B common stock, but shares of class B common stock are not convertible into shares of class A common stock or any other security. Although a share of class B common stock may sell below one-thirtieth of the market price for a share of class A common stock, it is unlikely that a share of class B common stock will sell significantly above one-thirtieth of the market price for a share of class A common stock because higher prices than that would cause arbitrage activity to ensue. Also, holders of class A common stock are entitled to one vote, but holders of class B common stock are entitled to only one two-hundredth of a vote for each class B share on matters submitted to a vote of Berkshire stockholders.
Governmental Investigations.
     Certain of Berkshire’s insurance subsidiaries, particularly General Re Corporation and some of its subsidiaries, are subject to ongoing investigations by U.S. federal and state governmental authorities, including the U.S. Department of Justice, the Securities and Exchange Commission, the U.S. Attorney for the Eastern District of Virginia, the New York State Attorney General, the Office of the Connecticut Attorney General and various state insurance departments, and by certain foreign governmental authorities, relating to non-traditional products and in some cases to transactions with other insurers. These investigations are described under Item 3 – Legal Proceedings. Berkshire cannot at this time predict the outcomes of these investigations, is unable to estimate a range of possible loss, and cannot predict whether or not the outcomes will have a material adverse effect on Berkshire’s business or results of operations for at least the quarterly period when these matters are completed or otherwise resolved.

Item 1B. Unresolved Staff Comments
     None.
Item 2. Description of Properties
     The physical properties used by the Registrant and its significant business segments are summarized below:

						Approx.
				Number of		Square
Business	Country	Location	Type of Property	properties	Owned/leased	Footage

Berkshire	U.S.	Omaha, NE	Corporate Offices	1	Leased	10,000

Insurance and
Reinsurance

GEICO	U.S.	Chevy Chase, MD and	Offices	14	Owned	3,152,000
		locations in 6 other states

		Various locations	Offices and drive-in	63	Leased	590,000
		throughout the U.S.	claims facilities

General Re	U.S.	Stamford, CT	Offices	1	Owned	160,000

		Stamford, CT, various	Offices	36	Leased	1,202,000
		U.S. locations

	Non-U.S.	Cologne, Germany	Offices	2	Owned	136,000

		Various locations in 24	Offices	44	Leased	402,000
		countries

Berkshire Hathaway	U.S.	Stamford, CT and 4	Offices	5	Leased	83,000
Reinsurance Group		other locations

	Non-U.S.	United Kingdom	Offices	5	Leased	30,000

Berkshire Hathaway	U.S.	Omaha, NE and Fort	Offices	3	Owned	208,000
Primary Insurance Group		Wayne, IN

	U.S.	Various locations in	Offices	25	Leased	282,000
		14 states

Apparel

Clothing	U.S.	Various locations in 7	Mfg plants	8	Owned	3,161,000
		states

		Various locations in 10	Offices/	11	Owned	2,975,000
		states	Warehouses	9	Leased	548,000

		Various locations in 8	Retail stores	4	Owned	41,000
		states	Retail stores	13	Leased	128,000

	Non-U.S.	Ireland, Northern	Mfg plants	5	Owned	994,000
		Ireland and Morocco
		El Salvador, Honduras	Mfg plants	36	Leased	2,590,000
		and Morocco

		Locations in 9	Mfg plants	5	Owned	703,000
		countries	Mfg plants	12	Leased	274,000

Footwear	U.S.	Various locations in 7	Plants/Warehouses/	12	Owned	1,743,000
		states	Offices	3	Leased	137,000

		Various locations in 13	Retail stores	38	Owned	264,000
		states	Retail stores	25	Leased	317,000

	Non-U.S.	Canada	Offices	1	Leased	2,000

Item 2. Description of Properties (Continued)

						Approx.
				Number of		Square
Business	Country	Location	Type of Property	properties	Owned/leased	Footage

Building products	U.S.	Various locations	Mfg plants/Offices	118	Owned	14,347,000
		throughout the U.S.	Mfg plants/Offices	41	Leased	1,464,000

			Warehouses	7	Owned	1,753,000
			Warehouses	26	Leased	1,392,000

			Retail stores	101	Leased	467,000

	Non-U.S.	Various locations in 17	Mfg plants/Offices	20	Owned	4,198,000
		countries	Mfg plants/Offices	32	Leased	663,000

		Various locations in 10	Warehouses	4	Owned	72,000
		countries	Warehouses	20	Leased	395,000

		Canada	Retail stores Retail stores	3 49	Owned Leased	11,000 139,000

Finance and
Financial Products

Manufactured	U.S.	Knoxville, TN and	Mfg plants	34	Owned	4,707,000
housing		various other	Mfg plants	2	Leased	241,000
		locations	Offices	5	Owned	266,000
		throughout the U.S.	Offices	1	Leased	7,000
			Housing communities	85	Owned	5,125 acres

			Retail centers	180	Owned	1,260 acres
			Retail centers	282	Leased	1,129 acres

Furniture leasing	U.S.	Various locations	Showrooms/	18	Owned	466,000
		throughout the U.S.	Clearance centers/	156	Leased	3,146,000
			Warehouses

Transportation	U.S.	Various locations	Offices	29	Owned	185,000
leasing and other		throughout the U.S.	Offices	65	Leased	222,000

			Storage lots	28	Owned	222 acres
			Storage lots	55	Leased	324 acres

	Non-U.S.	Canada and Mexico	Offices	2	Owned	40,000
			Offices	6	Leased	18,000

			Storage lots	2	Owned	28 acres
			Storage lots	5	Leased	21 acres

Flight services	U.S.	Various locations	Offices/Training	14	Owned	1,180,000
		throughout the U.S.	facilities/Hangars	69	Leased	1,726,000

		Oklahoma, Texas, and	Mfg plant	3	Owned	188,000
		Missouri	Mfg plant	8	Leased	146,000

	Non-U.S.	Canada and Europe	Offices/Training	1	Owned	38,000
			facilities/Hangars	14	Leased	220,000

McLane Company	U.S.	Various locations	Grocery distribution	21	Owned	7,340,000
		throughout the U.S.	centers/Offices	4	Leased	895,000

			Foodservice	8	Owned	1,511,000
			distribution	14	Leased	1,816,000
			centers/Offices

	Non-U.S.	Brazil	Grocery distribution	1	Owned	159,000
			centers/Offices	3	Leased	1,150,000

Item 2. Description of Properties (Continued)

						Approx.
				Number of		Square
Business	Country	Location	Type of Property	properties	Owned/leased	Footage

Retail

Furniture	U.S.	Various locations in 9	Retail stores	20	Owned	3,002,000
		states	Retail stores	12	Leased	713,000
			Offices/Warehouses	18	Owned	3,367,000
			Offices/Warehouses	13	Leased	1,412,000

Jewelry	U.S.	Various locations	Retail stores	348	Leased	762,000
		throughout the U.S.	Offices	2	Owned	54,000
			Offices/Warehouses	23	Leased	68,000

Shaw Industries	U.S.	Various locations	Mfg plants/Offices	77	Owned	22,355,000
		throughout the U.S.	Mfg plants/Offices	19	Leased	1,662,000
			Warehouses	24	Owned	6,514,000
			Warehouses	96	Leased	4,210,000
			Showroom/Retail	1	Owned	55,000
			Showroom/Retail	15	Leased	104,000

	Non-U.S.	London and Singapore	Showroom/offices	3	Leased	5,000

Other businesses	U.S.	Various locations in the	Mfg plants	80	Owned	8,415,000
		U.S.	Mfg plants	12	Leased	608,000
			Offices/Warehouses	14	Owned	1,493,000
			Offices/Warehouses	71	Leased	2,242,000

		Approximately 272	Stores/Restaurants	40	Owned	125,000
		locations primarily	Stores/Restaurants	232	Leased	444,000
		in the U.S.

	Non-U.S.	Various locations in 19	Mfg plants	7	Owned	488,000
		countries	Mfg plants	7	Leased	509,000
			Offices/Warehouses	8	Owned	233,000
			Offices/Warehouses	33	Leased	435,000
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
     a) Governmental Investigations
     In October 2003, General Reinsurance Corporation (“General Reinsurance”), a wholly owned subsidiary of General Re Corporation (“General Re”) and an indirectly wholly owned subsidiary of Berkshire, and four of its current and former employees, including its former president, received subpoenas for documents from the U.S.

Item 3. Legal Proceedings (Continued)
Attorney for the Eastern District of Virginia, Richmond Division (the “EDVA U.S. Attorney”) in connection with the EDVA U.S. Attorney’s investigation of Reciprocal of America (“ROA”). ROA was a Virginia-based reciprocal insurer of physician, hospital and lawyer professional liability risks.
     General Reinsurance is continuing to cooperate fully with the EDVA U.S. Attorney and the Department of Justice in Washington (the “DOJ”) in their ongoing investigation regarding ROA and, in part, its transactions with General Reinsurance. The EDVA U.S. Attorney and the DOJ have continued to request additional information from General Reinsurance regarding ROA and its affiliate, First Virginia Reinsurance, Ltd. (“FVR”) and General Reinsurance’s transactions with ROA and FVR. The EDVA U.S. Attorney and the DOJ have also interviewed a number of current and former officers and employees of General Re and General Reinsurance. In August 2005, the EDVA U.S. Attorney issued an additional subpoena to General Reinsurance regarding General Reinsurance’s transactions with ROA and FVR. One of the individuals originally subpoenaed in October 2003 has been informed by the EDVA U.S. Attorney that this individual is a target of the EDVA U.S. Attorney’s investigation. General Reinsurance has also been sued in a number of civil actions related to ROA, as described below.
     General Re, Berkshire, and certain of Berkshire’s other insurance subsidiaries, including National Indemnity Company (“NICO”) have also been continuing to cooperate fully with the U.S. Securities and Exchange Commission (“SEC”), the DOJ and the New York State Attorney General (“NYAG”) in their ongoing investigations of non-traditional products. The EDVA U.S. Attorney and the DOJ have also been working with the SEC and the NYAG in connection with these investigations. General Re originally received subpoenas from the SEC and NYAG in January 2005. General Re, Berkshire and NICO have been providing information to the government relating to transactions between General Reinsurance or NICO (or their respective subsidiaries or affiliates) and other insurers in response to the January 2005 subpoenas and related requests and, in the case of General Reinsurance (or its subsidiaries or affiliates), in response to subpoenas from other U.S. Attorneys conducting investigations relating to certain of these transactions. In particular, General Re and Berkshire have been responding to requests from the government for information relating to certain transactions that may have been accounted for incorrectly by counterparties of General Reinsurance (or its subsidiaries or affiliates). The SEC, NYAG, DOJ and the EDVA U.S. Attorney have interviewed a number of current and former officers and employees of General Re and General Reinsurance as well as Berkshire’s Chairman and CEO, Warren E. Buffett, and have indicated they plan to interview additional individuals.
     The government is reviewing the role of General Re and its subsidiaries, as well as that of their counterparties, in certain finite transactions, including whether General Re or its subsidiaries conspired with others to misstate counterparty financial statements or aided and abetted such misstatements by the counterparties. In one case, a transaction initially effected with American International Group (“AIG”) in late 2000 (the “AIG Transaction”), AIG has corrected its prior accounting for the transaction on the grounds, as stated in AIG’s 2004 10-K, that the transaction was done to accomplish a desired accounting result and did not entail sufficient qualifying risk transfer to support reinsurance accounting. General Reinsurance has been named in related civil actions brought against AIG, as described below. As part of their ongoing investigations, governmental authorities have also inquired about the accounting by certain of Berkshire’s insurance subsidiaries for certain assumed and ceded finite transactions.
     In May 2005, General Re terminated the consulting services of its former Chief Executive Officer, Ronald Ferguson, after Mr. Ferguson invoked the Fifth Amendment in response to questions from the SEC and DOJ relating to their investigations. In June 2005, John Houldsworth, the former Chief Executive Officer of Cologne Reinsurance Company (Dublin) Limited (“CRD”), a subsidiary of General Re, pleaded guilty to a federal criminal charge of conspiring with others to misstate certain AIG financial statements and entered into a partial settlement agreement with the SEC with respect to such matters. Mr. Houldsworth, who had been on administrative leave, was terminated following this announcement. In June 2005, Richard Napier, a former Senior Vice President of General Re who had served as an account representative for the AIG account, also pleaded guilty to a federal criminal charge of conspiring with others to misstate certain AIG financial statements and entered into a partial settlement agreement with the SEC with respect to such matters. General Re terminated Mr. Napier following the announcement of these actions.
     In September 2005, Ronald Ferguson, Joseph Brandon, the Chief Executive Officer of General Re, Christopher Garand, a former Senior Vice President of General Reinsurance, and Robert Graham, a former Senior Vice President and Assistant General Counsel of General Reinsurance, each received a “Wells” notice from the SEC. In addition to Messrs. Houldsworth, Napier, Brandon, Ferguson, Garand and Graham, Elizabeth Monrad, the former Chief Financial Officer of General Re, also received a “Wells” notice from the SEC in May 2005 in connection with its investigation.
     On February 2, 2006, the DOJ announced that a federal grand jury had indicted three former executives of Gen Re on charges related to the AIG Transaction. The indictment charges Mr. Ferguson, Ms. Monrad and Mr. Graham, along with one former officer of AIG, with one count of conspiracy to commit securities fraud, four counts

Item 3. Legal Proceedings (Continued)
of securities fraud, two counts of causing false statements to be made to the SEC, four counts of wire fraud and two counts of mail fraud in connection with the AIG Transaction. The SEC also announced on February 2, 2006 that it had filed an enforcement action against Mr. Ferguson, Ms. Monrad, Mr. Graham, Mr. Garand and the same former AIG officer, for aiding and abetting AIG’s violations of the antifraud provisions and other provisions of the federal securities laws in connection with the AIG Transaction. The SEC complaint seeks permanent injunctive relief, disgorgement of any ill-gotten gains, civil penalties and orders barring each defendant from acting as an officer or director of a public company. Each of the individuals indicted by the federal grand jury was arraigned on February 16, 2006 and each individual pleaded not guilty to all charges. A trial date was set for May 22, 2006. On February 9, 2006, AIG announced that it had reached a resolution of claims and matters under investigation with the DOJ, the SEC, the NYAG and the New York State Department of Insurance in connection with the accounting, financial reporting and insurance brokerage practices of AIG and its subsidiaries, including claims and matters under investigation relating to the AIG Transaction, as well as claims relating to the underpayment of certain workers’ compensation premium taxes and other assessments. AIG announced that it will make payments totaling approximately $1.64 billion as a result of these settlements.
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
     Berkshire cannot at this time predict the outcome of these matters, is unable to estimate a range of possible loss and cannot predict whether or not the outcomes will have a material adverse effect on Berkshire’s business or results of operations for at least the quarterly period when these matters are completed or otherwise resolved.
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
     Eight putative class actions were initiated by doctors, hospitals and lawyers that purchased insurance through ROA or certain of its Tennessee-based risk retention groups. These complaints seek compensatory, treble,

Item 3. Legal Proceedings (Continued)
and punitive damages in an amount plaintiffs contend is just and reasonable. General Reinsurance is also subject to actions brought by the Virginia Commissioner of Insurance, as Deputy Receiver of ROA, the Tennessee Commissioner of Insurance, as Liquidator for three Tennessee risk retention groups, a federal lawsuit filed by a Missouri-based hospital group and a state lawsuit filed by an Alabama doctor that was removed to federal court. The first of these actions was filed in March 2003 and additional actions were filed in April 2003 through December 2005. In the action filed by the Virginia Commissioner of Insurance, the Commissioner asserts in several of its claims that the alleged damages being sought exceed $200 million in the aggregate as against all defendants. Eleven of these cases are collectively assigned to the U.S. District Court for the Western District of Tennessee for pretrial proceedings. General Reinsurance has filed motions to dismiss all of the claims against it in ten of these cases and the court has not yet ruled on these motions. The other federal case has been filed in the U.S. District Court for the Northern District of Mississippi and is currently awaiting issuance of a conditional transfer order to the U.S. District Court for the Western District of Tennessee. No discovery has been initiated in any of these cases.
     General Reinsurance is also a defendant in two lawsuits filed in Alabama state courts. The first suit was filed in the Circuit Court of Montgomery County by a group of Alabama hospitals that are former members of the Alabama Hospital Association Trust (“AHAT”). This suit (the “AHA Action”) alleged violations of the Alabama Securities Act, conspiracy, fraud, suppression, unjust enrichment and breach of contract against General Reinsurance and virtually all of the defendants in the federal suits based on an alleged business combination between AHAT and ROA in 2001 and subsequent capital contributions to ROA in 2002 by the Alabama hospitals. The allegations of the AHA Action are largely identical to those set forth in the complaint filed by the Virginia receiver for ROA. General Reinsurance previously filed a motion to dismiss all of the claims in the AHA Action. The motion was granted in part by an order in March 2005, which dismissed the Alabama Securities Act claim against General Reinsurance and ordered plaintiffs to amend their allegations of fraud and suppression. Plaintiffs in the AHA Action filed their Amended and Restated Complaint in April 2005, alleging claims of conspiracy, fraud, suppression and aiding and abetting breach of fiduciary duty against General Reinsurance. General Reinsurance filed a motion to dismiss all counts of the Amended and Restated Complaint in May 2005. The Special Master appointed by the court heard arguments on July 13, 2005 and recommended denial of the motion on July 22, 2005. On July 22, 2005, the Court denied General Reinsurance’s motion to dismiss. General Reinsurance filed and served its answer and affirmative defenses to the Amended and Restated Complaint on September 1, 2005. Discovery has begun. The second suit, also filed in the Circuit Court of Montgomery County, was initiated by Baptist Health Systems, Inc. (“BHS”), a former member of AHAT, and alleged claims identical to those in the initial AHA Action, plus claims for breach of fiduciary duty and wantonness. These cases have been consolidated for pretrial purposes. BHS filed its First Amended Complaint in April 2005, alleging violations of the Alabama Securities Act, conspiracy, fraud, suppression, breach of fiduciary duty, wantonness and unjust enrichment against General Reinsurance. General Reinsurance filed a motion to dismiss all counts of the Amended and Restated Complaint in May 2005. The Special Master heard arguments on July 13, 2005, and on July 22, 2005, recommended dismissal of the claim under the Alabama Securities Act, but recommended denial of the motion to dismiss the remaining claims. On July 22, 2005, the Court denied General Reinsurance’s motion to dismiss. General Reinsurance filed and served its answer and affirmative defenses to the Amended and Restated Complaint on September 1, 2005. Discovery has begun. The AHA Action and the BHS complaint claim damages in excess of $60 million in the aggregate as against all defendants.
     Actions related to AIG
     General Reinsurance received a Summons and a Consolidated Amended Class Action Complaint on April 29, 2005, in the matter captioned In re American International Group Securities Litigation, Case No. 04-CV-8141-(LTS), United States District Court, Southern District of New York. This is a putative class action asserted on behalf of investors who purchased publicly-traded securities of AIG between October 1999 and March 2005. On June 7, 2005, General Reinsurance received a second Summons and Class Action Complaint in a putative class action asserted on behalf of investors who purchased AIG securities between October 1999 and March 2005, captioned San Francisco Employees’ Retirement System, et al. vs. American International Group, Inc., et al., Case No. 05-CV-4270, United States District Court, Southern District of New York. At a July 2005 conference, the court ruled that the plaintiffs in case no. 04-CV-8141 would be lead plaintiffs. On September 27, 2005, the plaintiffs in case no. 04-CV-8141 filed a Consolidated Second Amended Complaint (the “Complaint”). The Complaint asserts various claims against AIG, and various of its officers, directors, investment banks and other parties. Included among the defendants are General Reinsurance and Messrs. Ferguson, Napier and Houldsworth (whom the Complaint defines as the “General Re Defendants”). The Complaint alleges that the General Re Defendants violated Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated under that Act through their activities in connection with the AIG transaction described in “Governmental Investigations,” above. The Complaint seeks damages and other relief in unspecified amounts. The General Re Defendants have moved to dismiss the Complaint on the grounds that it fails to state a claim on which relief can be granted against these defendants. The motion is scheduled to be heard on April 17, 2006. No discovery has taken place.

Item 3. Legal Proceedings (Continued)
     On July 27, 2005, General Reinsurance received a Summons and a Verified and Amended Shareholder Derivative Complaint in In re American International Group, Inc. Derivative Litigation, Case No. 04-CV-08406, United States District Court, Southern District of New York, naming “Gen Re Corporation” as a defendant. It is unclear whether the plaintiffs are asserting claims against General Reinsurance or its parent, General Re. This case is assigned to the same judge as the class actions described above. The complaint, brought by several alleged shareholders of AIG, seeks damages, injunctive and declaratory relief against various officers and directors of AIG as well as a variety of individuals and entities with whom AIG did business, relating to a wide variety of allegedly wrongful practices by AIG. The allegations against “Gen Re Corporation” focus on the late 2000 transaction with AIG described above, and the complaint purports to assert causes of action against “Gen Re Corporation” for aiding and abetting other defendants’ breaches of fiduciary duty and for unjust enrichment. The complaint does not specify the amount of damages or the nature of any other relief sought against “Gen Re Corporation.” In August 2005, General Reinsurance received a Summons and First Amended Consolidated Shareholders’ Derivative Complaint in In re American International Group, Inc. Consolidated Derivative Litigation, Case No. 769-N, Delaware Chancery Court. The claims asserted in the Delaware complaint are substantially similar to those asserted in the New York derivative complaint described earlier in this paragraph, except that the Delaware complaint makes clear that the plaintiffs are asserting claims against both General Reinsurance and General Re. Proceedings in both the New York derivative suit and the Delaware derivative suit are stayed until May 1, 2006.
     FAI/HIH Matter
     In December 2003, the Liquidators of both FAI Insurance Limited (“FAI”) and HIH Insurance Limited (“HIH”) advised GRA and Cologne Re that they intended to assert claims arising from insurance transactions GRA entered into with FAI in May and June 1998. In August 2004, the Liquidators filed claims in the Supreme Court of New South Wales in order to avoid the expiration of a statute of limitations for certain plaintiffs, but neither GRA nor Cologne Re have been served with legal process by the Liquidators. The focus of the Liquidators’ allegations against GRA and Cologne Re are the 1998 transactions GRA entered into with FAI (which was acquired by HIH in 1999). The Liquidators contend, among other things, that GRA and Cologne Re engaged in deceptive conduct that assisted FAI in improperly accounting for such transactions as reinsurance, and that such deception led to HIH’s acquisition of FAI and caused various losses to FAI and HIH.
     Insurance Brokerage Antitrust Litigation
     Berkshire, General Re and General Reinsurance are defendants in this multi-district litigation, In Re: Insurance Brokerage Antitrust Litigation, MDL No. 1663 (D.N.J.). In February 2005, the Judicial Panel on Multidistrict Litigation transferred several different cases to the District of New Jersey for coordination and consolidation. Each consolidated case concerned allegations of an industry-wide scheme on the part of commercial insurance brokers and insurance companies to defraud a purported class of insurance purchasers through bid-rigging and contingent commission arrangements. Berkshire, General Re and General Reinsurance were not parties to the original, transferred cases. On August 1, 2005, the named plaintiffs—fourteen businesses, two municipalities, and three individuals—filed their First Consolidated Amended Commercial Class Action Complaint, and Berkshire, General Re and General Reinsurance (along with a large number of insurance companies and insurance brokers) were named as defendants in the Amended Complaint. The plaintiffs claim that all defendants engaged in a pattern of racketeering activity, in violation of RICO, and that they conspired to restrain trade. They further allege that the broker defendants breached fiduciary duties to the plaintiffs, that the insurer defendants aided and abetted that breach, and that all defendants were unjustly enriched in the process. Plaintiffs seek treble damages in an unspecified amount, together with interest and attorneys fees and expenses. They also seek a declaratory judgment of wrongdoing as well as an injunction against future anticompetitive practices. On November 29, 2005, General Re, General Reinsurance and Berkshire, together with the other defendants, filed motions to dismiss the complaint. On February 1, 2006, plaintiffs filed a motion for leave to file a Second Consolidated Amended Complaint. Among other things, plaintiffs seek leave to add numerous new defendants, including several additional Berkshire subsidiaries including, among others, NICO. Berkshire opposed the motion for leave to amend, and the Court has denied the motion without prejudice to plaintiffs’ renewing it following a ruling on defendants’ motion to dismiss the First Consolidated Amended Complaint.
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

Item 4. Submission of Matters to a Vote of Security Holders
     None
Executive Officers of the Registrant
     Following is a list of the Registrant’s executive officers:

Name	Age	Position with Registrant	Since

Warren E. Buffett	75	Chairman of the Board	1970

Marc D. Hamburg	56	Vice President	1992

Charles T. Munger	82	Vice Chairman of the Board	1978
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
     Berkshire’s Class A and Class B Common Stock are listed for trading on the New York Stock Exchange, trading symbol: BRK.A and BRK.B. The following table sets forth the high and low sales prices per share, as reported on the New York Stock Exchange Composite List during the periods indicated:

	2005				2004
	Class A		Class B		Class A		Class B
	High	Low	High	Low	High	Low	High	Low
First Quarter	$92,000	$84,500	$3,067	$2,805	$95,700	$84,000	$3,195	$2,795
Second Quarter	88,900	82,000	2,948	2,733	95,650	85,100	3,189	2,830
Third Quarter	85,450	78,800	2,848	2,612	90,750	83,400	3,026	2,782
Fourth Quarter	91,200	82,100	3,032	2,728	89,500	81,150	2,994	2,685
Shareholders
     Berkshire had approximately 6,800 record holders of its Class A Common Stock and 16,200 record holders of its Class B Common Stock at March 1, 2006. Record owners included nominees holding at least 500,000 shares of Class A Common Stock and 8,000,000 shares of Class B Common Stock on behalf of beneficial-but-not-of-record owners.
Dividends
     Berkshire has not declared a cash dividend since 1967.
Securities authorized for issuance under equity plans
     In connection with certain business acquisitions, Berkshire has issued Class B common stock options to replace outstanding options held by employees of the acquired entity. The terms of the Berkshire stock options are essentially equivalent to the terms of the options of the acquired entity, except that exercise prices were adjusted to give effect to the common stock exchange rate applicable to each acquisition. No additional stock options have been granted. A summary of the Registrant’s equity compensation plans under which equity securities are authorized for issuance as of December 31, 2005 follows:

	Number of Class B	Weighted-average	Number of Class B shares remaining
	shares to be issued	exercise price of	available for issuance under equity
	upon exercise of	outstanding options	compensation plans (excluding shares
Plan category	options (a)	(b)	reflected in column (a))

Plans not approved by security holders	119,972	$1,868	None

Item 6. Selected Financial Data
Selected Financial Data for the Past Five Years
(dollars in millions except per share data)

	2005	2004	2003	2002	2001
Revenues:
Insurance premiums earned	$21,997	$21,085	$21,493	$19,182	$17,905
Sales and service revenues	46,138	43,222	32,098	16,958	14,507
Interest, dividend and other investment income	3,487	2,816	3,098	2,943	2,765
Interest and other revenues of finance and financial products businesses	4,633	3,788	3,087	2,314	1,792
Investment and derivative gains/losses (1)	5,408	3,471	4,083	838	1,624

Total revenues	$81,663	$74,382	$63,859	$42,235	$38,593

Earnings:
Net earnings (1) (2) (3)	$8,528	$7,308	$8,151	$4,286	$795

Net earnings per share (3)	$5,538	$4,753	$5,309	$2,795	$521

Year-end data:
Total assets	$198,325	$188,874	$180,559	$169,544	$162,752
Notes payable and other borrowings of insurance and other non-finance businesses	3,583	3,450	4,182	4,775	3,455
Notes payable and other borrowings of finance businesses	10,868	5,387	4,937	4,513	9,049
Shareholders’ equity	91,484	85,900	77,596	64,037	57,950
Class A equivalent common shares outstanding, in thousands	1,541	1,539	1,537	1,535	1,528
Shareholders’ equity per outstanding Class A equivalent common share	$59,377	$55,824	$50,498	$41,727	$37,920

(1)	The amount of investment and derivative gains and losses for any given period has no predictive value, and variations in amount from period to period have no practical analytical value, particularly in view of the unrealized appreciation now existing in Berkshire’s consolidated investment portfolio. After-tax investment and derivative gains were $3,530 million in 2005, $2,259 million in 2004, $2,729 million in 2003, $566 million in 2002 and $923 million in 2001. Investment gains in 2005 include a non-cash pre-tax gain of $5.0 billion ($3.25 billion after-tax) relating to the exchange of Gillette stock for Procter & Gamble stock.

(2)	Net earnings for the year ending December 31, 2005 includes pre-tax underwriting losses of $3.4 billion in connection with Hurricanes Katrina, Rita and Wilma that struck the Gulf coast and Southeast regions of the United States. Such loss reduced net earnings by approximately $2.2 billion and earnings per share by $1,446. Net earnings for the year ending December 31, 2001 includes pre-tax underwriting losses of $2.4 billion in connection with the September 11th terrorist attack. Such loss reduced net earnings by approximately $1.5 billion and earnings per share by $982.

(3)	Effective January 1, 2002, Berkshire adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 changed the accounting for goodwill from a model that required amortization of goodwill, supplemented by impairment tests, to an accounting model that is based solely upon impairment tests.
A reconciliation of Berkshire’s Consolidated Statements of Earnings for each of the five years ending December 31, 2005 from amounts reported to amounts exclusive of goodwill amortization is shown below. Goodwill amortization for the year ending December 31, 2001 includes $78 million related to Berkshire’s equity method investment in MidAmerican Energy Holdings Company.

	2005	2004	2003	2002	2001
Net earnings as reported	$8,528	$7,308	$8,151	$4,286	$795
Goodwill amortization, after tax	—	—	—	—	636

Net earnings as adjusted	$8,528	$7,308	$8,151	$4,286	$1,431

Earnings per Class A equivalent common share:
As reported	$5,538	$4,753	$5,309	$2,795	$521
Goodwill amortization	—	—	—	—	416

Earnings per share as adjusted	$5,538	$4,753	$5,309	$2,795	$937

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
          Net earnings for each of the past three years are disaggregated in the table that follows. Amounts are after deducting income taxes and minority interests. Dollars are in millions.

	2005	2004	2003
Insurance — underwriting	$27	$1,008	$1,114
Insurance — investment income	2,412	2,045	2,276
Non-insurance businesses	2,160	1,913	1,745
Equity in earnings of MidAmerican Energy Holdings Company	523	237	429
Interest expense, unallocated	(46)	(59)	(59)
Other	(78)	(95)	(83)
Investment and derivative gains/losses	3,530	2,259	2,729

Net earnings	$8,528	$7,308	$8,151

          Berkshire’s operating businesses are managed on an unusually decentralized basis. There are essentially no centralized or integrated business functions (such as sales, marketing, purchasing, legal or human resources) and there is minimal involvement by Berkshire’s corporate headquarters in the day-to-day business activities of the operating businesses. Berkshire’s corporate office management participates in and is ultimately responsible for significant capital allocation decisions, investment activities and the selection of the Chief Executive to head each of the operating businesses.
          Accordingly, Berkshire’s reportable business segments are organized in a manner that reflects how Berkshire’s top management views those business activities. Certain businesses have been grouped based upon similar products or product lines, marketing, selling and distribution characteristics even though those businesses are operated by separate local management. There are over 40 separate reporting units. The business segment data (Note 20 to the Consolidated Financial Statements) should be read in conjunction with this discussion.
     Insurance — Underwriting
          A summary follows of underwriting results from Berkshire’s insurance businesses for the past three years. Dollars are in millions.

	2005	2004	2003
Underwriting gain (loss) attributable to:
GEICO	$1,221	$970	$452
General Re	(334)	3	145
Berkshire Hathaway Reinsurance Group	(1,069)	417	1,047
Berkshire Hathaway Primary Group	235	161	74

Pre-tax underwriting gain	53	1,551	1,718
Income taxes and minority interests	26	543	604

Net underwriting gain	$27	$1,008	$1,114

          During the third quarter of 2005, Hurricanes Katrina and Rita struck the Gulf Coast region of the United States producing the largest catastrophe losses for any quarter in the history of the property/casualty insurance industry. In the fourth quarter, Hurricane Wilma struck the Southeast U.S. Estimates of Berkshire’s (including General Re, GEICO and other Berkshire subsidiaries including BHRG) pre-tax losses from these events of $3.4 billion were recorded primarily in the third quarter of 2005 and are subject to change as additional information concerning the nature and amount of losses becomes known.
          Berkshire engages in both primary insurance and reinsurance of property and casualty risks. Through General Re, Berkshire also reinsures life and health risks. In primary insurance activities, Berkshire subsidiaries assume defined portions of the risks of loss from persons or organizations that are directly subject to the risks. In reinsurance activities, Berkshire subsidiaries assume defined portions of similar or dissimilar risks that other insurers or reinsurers have subjected themselves to in their own insuring activities. Berkshire’s principal insurance businesses are: (1) GEICO, one of the four largest auto insurers in the U.S., (2) General Re, (3) Berkshire Hathaway Reinsurance Group (“BHRG”) and (4) Berkshire Hathaway Primary Group. On June 30, 2005, Berkshire acquired Medical Protective Company (“Med Pro”), a provider of professional liability insurance to physicians, dentists and other healthcare providers. Underwriting results from this business are included in the Berkshire Hathaway Primary Group beginning July 1, 2005.

     Insurance — Underwriting (Continued)
     Berkshire’s management views insurance businesses as possessing two distinct operations — underwriting and investing. Underwriting decisions are the responsibility of the unit managers; investing, with limited exceptions at GEICO and General Re’s international operations, is the responsibility of Berkshire’s Chairman and CEO, Warren E. Buffett. Accordingly, Berkshire evaluates performance of underwriting operations without any allocation of investment income.
     Periodic underwriting results can be affected significantly by changes in estimates for unpaid losses and loss adjustment expenses, including amounts established for occurrences in prior years. See the Critical Accounting Policies section of this discussion for information concerning the loss reserve estimation process. In addition, the timing and amount of catastrophe losses can produce significant volatility in periodic underwriting results.
     A key marketing strategy followed by all these businesses is the maintenance of extraordinary capital strength. Statutory surplus of Berkshire’s insurance businesses totaled approximately $52 billion at December 31, 2005. This superior capital strength creates opportunities, especially with respect to reinsurance activities, to negotiate and enter into insurance and reinsurance contracts specially designed to meet unique needs of insurance and reinsurance buyers. Additional information regarding Berkshire’s insurance and reinsurance operations follows.
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
     GEICO’s underwriting results for the past three years are summarized below. Dollars are in millions.

	2005			2004		2003
	Amount		%	Amount	%	Amount	%
Premiums written	$10,285			$9,212		$8,081

Premiums earned	$10,101		100.0	$8,915	100.0	$7,784	100.0

Losses and loss adjustment expenses	7,128		70.6	6,360	71.3	5,955	76.5
Underwriting expenses	1,752		17.3	1,585	17.8	1,377	17.7

Total losses and expenses	8,880		87.9	7,945	89.1	7,332	94.2

Pre-tax underwriting gain	$1,221	*		$970		$452

*	Net of losses of $200 million from Hurricanes Katrina, Rita and Wilma.
     Premiums earned in 2005 and 2004 increased 13.3% and 14.5%, respectively, over the corresponding prior year amounts. The growth in premiums earned in 2005 for voluntary auto was 13.3% and reflects a 12.4% increase in policies-in-force during the past year. During the third quarter of 2004, GEICO began selling auto insurance in New Jersey which contributed to the policies-in-force growth. Beginning in late 2004, rate decreases have been implemented in several states and underwriting guidelines have been adjusted to better match prices with underlying risks which has resulted in relatively lower premiums per policy.
     During 2005, policies-in-force increased 12.9% in the preferred risk markets and 10.7% in the standard and nonstandard markets. Voluntary auto new business sales in 2005 increased 14.0% compared to 2004. Voluntary auto policies-in-force at December 31, 2005 were 745,000 higher than at December 31, 2004.
     Losses and loss adjustment expenses in 2005 totaled $7,128 million, an increase of 12.1% over 2004. The loss ratio declined to 70.6% in 2005 compared to 71.3% in 2004 and 76.5% in 2003 primarily due to decreasing claim frequencies across all markets and most coverage types. In 2005, claims frequencies for physical damage coverages decreased in the two to five percent range from 2004 while frequencies for injury coverages decreased in the five to seven percent range. Injury severity in 2005 increased in the three to five percent range over 2004 while physical damage severity has increased in the five to eight percent range. Incurred losses from catastrophe events totaled approximately $227 million in 2005 (primarily from the hurricanes in the third and fourth quarters) compared to $71 million in 2004.
     Underwriting expenses in 2005 totaled $1,752 million, an increase of 10.5% over 2004, which increased 15.1% over 2003. Policy acquisition expenses in 2005 increased 20.1% over 2004, reflecting increased advertising, underwriting and policy issuance costs associated with the new business sales. Other underwriting expenses for 2005 decreased slightly from 2004.
     General Re
     General Re conducts a reinsurance business offering property and casualty and life and health coverages to clients world-wide. In North America, property and casualty reinsurance is written on a direct basis through General Reinsurance Corporation. Internationally, property and casualty reinsurance is written on a direct basis through 91% owned Cologne Re (based in Germany) and other wholly-owned subsidiaries as well as through brokers with respect to Faraday in London. Life and

Management’s Discussion (Continued)
     Insurance — Underwriting (Continued)
          General Re (Continued)
health reinsurance is written for clients worldwide through Cologne Re. General Re’s pre-tax underwriting results are summarized for the past three years in the following table. Amounts are in millions.

							Pre-tax underwriting
	Premiums written			Premiums earned			gain (loss)
	2005	2004	2003	2005	2004	2003	2005	2004	2003
Property/casualty:
North American	$1,988	$2,747	$3,440	$2,201	$3,012	$3,551	$(307)	$11	$67
International	1,864	2,091	2,742	1,939	2,218	2,847	(138)	(93)	20
Life/health	2,303	2,022	1,839	2,295	2,015	1,847	111	85	58

	$6,155	$6,860	$8,021	$6,435	$7,245	$8,245	$(334)*	$3	$145

*	Includes losses of $685 million related to Hurricanes Katrina, Rita and Wilma.
Property/casualty
     North American property/casualty premiums written in 2005 declined 27.6% from 2004 and premiums written in 2004 declined 20.1% from 2003 amounts. International property/casualty premiums written in 2005 decreased 10.9% as compared to 2004 amounts, which decreased 23.7% from the comparable 2003 amounts. The decline in both North American and International premiums written in each of the past two years is attributable to maintaining underwriting discipline by continuing to reject transactions where pricing is deemed inadequate with respect to the risk. Underwriting performance is not evaluated based upon market share and underwriters are instructed to reject inadequately priced risks.
     The decline in North American premiums earned in 2005 was primarily due to cancellations and non-renewals exceeding new contracts, with a minimal effect from rate changes. The decline in premiums earned in 2004 from 2003 was attributable to cancellations and non-renewals over new contracts (estimated at $697 million), partially offset by rate increases across all lines (estimated at $158 million). The comparative decline in premiums earned in the International business in each of the past two years reflects reductions in premium volume. In local currencies, 2005 International premiums earned declined 12.3% from 2004, which declined 29.1% compared with 2003.
     The North American property/casualty business produced a pre-tax underwriting loss of $307 million in 2005 compared with underwriting gains of $11 million in 2004 and $67 million in 2003. Underwriting losses in 2005 included approximately $480 million in current accident year losses from Hurricanes Katrina, Rita and Wilma. Otherwise, underwriting results for 2005 consisted of $220 million in current accident year gains partially offset by $47 million in prior accident years’ losses. The 2005 current accident year results (excluding hurricane losses) generally benefited from the favorable effects of re-pricing efforts and improved coverage terms and conditions put into place over the last few years. The net underwriting gain of $11 million in 2004 consisted of current accident year gains of $166 million partially offset by $155 million in prior accident year losses. The 2004 current accident year results included a one-time reduction of $70 million in underwriting expenses from the curtailment of certain pension benefits and approximately $120 million of catastrophe losses from the four hurricanes that struck the Southeast United States. Underwriting results for 2003 included net underwriting gains for the current accident year of $200 million, which reflected re-pricing efforts and unusually small amounts of large individual and catastrophe-related property losses. Offsetting these gains were $133 million in additional losses for prior accident years’ occurrences.
     As previously stated, 2005 North American underwriting results included $47 million in reserve increases on prior years’ loss occurrences. The increase reflected net reserve increases on workers’ compensation business ($228 million); discount accretion on workers’ compensation reserves and deferred charge amortization on retroactive reinsurance coverages ($136 million); and reserve increases on asbestos and environmental mass tort exposures ($102 million). The changing legal environment concerning asbestos and environmental losses has made estimation of potential losses very difficult. In the future if new exposures or claimants are identified, new claims are reported or new theories of liability emerge, significant increases to these reserves may be required. Offsetting the prior years’ loss reserve increases were $419 million in net reserve decreases in other casualty lines and property lines, including World Trade Center reserves of $72 million. In 2004, the $155 million prior accident years’ losses consisted of $729 million of reserve increases on casualty and workers’ compensation reserves, increased reserves of $110 million related to discount accretion and deferred charge amortization, offset by $307 million of reserve reductions for prior year property losses (primarily in World Trade Center loss exposures) and $377 million of gains from contract commutations and settlements. The increase in workers’ compensation reserves in 2004 and 2005 reflected escalating medical utilization and inflation. Casualty reserve increases in 2004 related primarily to losses under financial institutions’ errors and omissions and directors and officers’ lines of business. Underwriting results in 2003 included $133 million in losses related to prior accident years, which included $99 million from discount accretion and deferred charge amortization.

     Insurance — Underwriting (Continued)
     General Re
Property/casualty (Continued)
     The International property/casualty businesses produced pre-tax underwriting losses of $138 million in 2005 and $93 million in 2004 compared with a gain of $20 million in 2003. Underwriting results included catastrophe losses from U.S. hurricanes of $205 million in 2005 and $110 million in 2004. Additionally, results in 2005 included $29 million in losses from Windstorm Erwin. Losses from catastrophes and large individual property losses were minimal in 2003. Underwriting results for each of the last three years benefited from favorable results of the aviation business and relatively small non-catastrophe property losses. The International property and casualty underwriting results included gains from prior years’ loss occurrences of $108 million in 2005, compared with losses of $102 million in 2004 and $104 million in 2003. Prior years’ losses in 2004 and 2003 were primarily in motor excess, workers’ compensation and other casualty lines and also reflect reserve increases for operations placed in run-off.
     Although loss reserve levels are now believed to be adequate, there are no guarantees. A relatively small change in the estimate of net reserves can produce large changes in annual underwriting results. In addition, the timing and magnitude of catastrophe and large individual property losses are expected to continue to contribute to volatile periodic underwriting results in the future.
Life and health
     Premiums earned in 2005 increased 13.9% over 2004, which increased 9.1% over 2003. Adjusting for the effects of foreign currency exchange rates, premiums earned increased 14.2% in 2005 and 3.7% in 2004. The increase in 2005 premiums earned reflected increases in both North American and European life business. In 2004, the increase was attributable, in part, to the strengthening of foreign currencies and an increase in European life business.
     Underwriting results for the global life/health operations produced pre-tax underwriting gains of $111 million in 2005, $85 million in 2004 and $58 million in 2003. Both the U.S. and International life/health operations were profitable in each of the past three years primarily due to favorable mortality; however, most of the gains were earned in the International life business. Additionally, included in the 2005 and 2004 results were $66 million and $46 million, respectively, of net losses attributable to reserve increases on certain U.S. health business in run-off.
     Berkshire Hathaway Reinsurance Group
     The Berkshire Hathaway Reinsurance Group (“BHRG”) underwrites excess-of-loss reinsurance and quota-share coverages for insurers and reinsurers world-wide. BHRG’s business includes catastrophe excess-of-loss reinsurance and excess direct and facultative reinsurance for large or otherwise unusual discrete property risks referred to as individual risk. Retroactive reinsurance policies provide indemnification of losses and loss adjustment expenses with respect to past loss events. Other multi-line refers to other business written on both a quota-share and excess basis, and includes participations in and contracts with Lloyd’s syndicates. In addition, during the past twelve months BHRG has written increased amounts of aviation business and workers’ compensation insurance. Amounts are in millions.

	Premiums earned			Pre-tax underwriting gain (loss)
	2005	2004	2003	2005	2004	2003
Catastrophe and individual risk	$1,663	$1,462	$1,330	$(1,178)	$385	$1,108
Retroactive reinsurance	10	188	526	(214)	(412)	(387)
Other multi-line	2,290	2,064	2,574	323	444	326

	$3,963	$3,714	$4,430	$(1,069)*	$417	$1,047

*	Includes losses of $2.5 billion from Hurricanes Katrina, Rita and Wilma.
     Catastrophe and individual risk contracts may provide exceptionally large limits of indemnification, often several hundred million dollars and occasionally in excess of $1 billion, and cover catastrophe risks (such as hurricanes, earthquakes or other natural disasters) or other property risks (such as aviation and aerospace, commercial multi-peril or terrorism). Catastrophe and individual risk premiums written totaled approximately $1.8 billion in 2005, $1.5 billion in 2004 and $1.2 billion in 2003. The level of business written in future periods will vary, perhaps materially, based upon market conditions and management’s assessment of the adequacy of premium rates, which is affected by industry capacity for catastrophe coverages.
     Underwriting results from catastrophe and individual risk business in 2005 included estimated losses of approximately $2.4 billion from Hurricanes Katrina, Rita and Wilma. In 2004, underwriting results from catastrophe and individual risk business included estimated catastrophe losses of $790 million from four hurricanes that struck the U.S. and Caribbean during the third quarter. The catastrophe and individual risk business produced substantial underwriting gains in 2003 due to the lack of catastrophic or otherwise large loss events. The timing and magnitude of losses may produce extraordinary volatility in periodic underwriting results of BHRG’s catastrophe and individual risk business. Management accepts such volatility, however, provided that the long-term prospect of achieving underwriting profits is reasonable. BHRG generally does not cede catastrophe and individual risks to other reinsurers.

Management’s Discussion (Continued)
     Insurance — Underwriting (Continued)
Berkshire Hathaway Reinsurance Group (Continued)
     Retroactive policies normally provide very large, but limited, indemnification of unpaid losses and loss adjustment expenses with respect to past loss events, which are generally expected to be paid over long periods of time. The underwriting losses from retroactive reinsurance are primarily attributed to the amortization of deferred charges established on retroactive reinsurance contracts written in previous years. The deferred charges, which represent the difference between the policy premium and the estimated ultimate claim reserves, are amortized over the expected claim payment period using the interest method. The amortization charges are recorded as losses incurred and, therefore, produce underwriting losses. The level of amortization in a given period is based upon estimates of the timing and amount of future loss payments. While contract terms vary, losses under retroactive contracts are generally subject to a very large aggregate dollar limit occasionally exceeding $1 billion under a single contract. The expected amount and timing of future loss payments is reviewed periodically. To the extent there are changes in these estimates, deferred charge balances are adjusted on a retrospective basis via a cumulative adjustment.
     Underwriting losses in 2005 from retroactive contracts are net of a pre-tax gain of approximately $46 million related to the final settlement of remaining unpaid losses under a certain retroactive reinsurance agreement. In addition, estimates of unpaid losses were reviewed during the fourth quarter of 2005 which resulted in a net reduction of $75 million in loss reserves. Also, rates of deferred charge amortization on certain contracts were decreased due to slower than expected loss payments. During 2004 the estimated timing of future loss payments with respect to one large contract was accelerated which produced an incremental pre-tax amortization charge of approximately $100 million.
     Loss payments for all retroactive contracts, including the aforementioned settlement totaled approximately $969 million in 2005 compared to $860 million in 2004. Unamortized deferred charges at December 31, 2005 totaled approximately $2.13 billion compared to $2.45 billion at year-end 2004. Management believes that these charges are reasonable with respect to the large amounts of float related to these policies, which totaled about $6.9 billion at December 31, 2005. Income generated from the investment of float is reflected in net investment income and investment gains.
     Premiums earned in 2005 from other multi-line reinsurance increased approximately $226 million over 2004. In 2005, increased premiums were earned from new workers’ compensation and ongoing aviation programs and were partially offset by declines in quota-share contracts. Premiums earned in 2004 from traditional multi-line reinsurance decreased $510 million compared to 2003. The comparative decrease was primarily due to declines in quota-share participations (including Lloyd’s) and the termination of a major quota-share contract in mid-2003.
     Pre-tax underwriting results from other multi-line reinsurance in 2005 included estimated losses of approximately $100 million from Hurricanes Katrina, Rita and Wilma. Pre-tax underwriting results in 2004 included losses of approximately $175 million arising from the third quarter hurricanes affecting the U.S. and Caribbean. However, catastrophe losses in 2004 were more than offset by increased underwriting gains in aviation coverages and approximately $160 million in gains from the commutations of several reinsurance contracts. Underwriting gains in 2003 reflected low amounts of property and aviation losses. There were no significant commutations in 2003.
     The pre-tax maximum probable loss from a single event at December 31, 2005 is estimated to be $6 billion resulting from potential risk of loss from a major earthquake in California.
     Berkshire Hathaway Primary Group
     Berkshire’s primary insurance group consists of a wide variety of smaller insurance businesses that principally write liability coverages for commercial accounts. These businesses include: National Indemnity Company’s primary group operation (“NICO Primary Group”), a writer of motor vehicle and general liability coverages; U.S. Investment Corporation (“USIC”), whose subsidiaries underwrite specialty insurance coverages; a group of companies referred to internally as “Homestate” operations, providers of standard multi-line insurance; Central States Indemnity Company (“CSI”), a provider of credit and disability insurance to individuals nationwide through financial institutions; and Med Pro which was acquired as of June 30, 2005. See Note 3 to the Consolidated Financial Statements for additional information concerning this acquisition.
     Collectively, Berkshire’s other primary insurance businesses produced earned premiums of $1,498 million in 2005, $1,211 million in 2004, and $1,034 million in 2003. Premiums earned in 2005 by Med Pro accounted for most of the increase in total premiums earned by the group compared with 2004. The increase in premiums earned in 2004 compared to 2003 was largely attributed to increased volume of USIC and the NICO Primary Group. Net underwriting gains of Berkshire’s other primary insurance businesses totaled $235 million in 2005, $161 million in 2004, and $74 million in 2003. The underwriting gain in 2005 reflected a decrease in loss reserve estimates for pre-2005 loss events in auto and general liability business, improved results of Homestate, USIC and CSI operations, partially offset by losses incurred from increases in medical malpractice reserves.

     Insurance — Investment Income
     Following is a summary of the net investment income of Berkshire’s insurance operations for the past three years. Dollars are in millions.

	2005	2004	2003
Investment income before taxes	$3,480	$2,824	$3,223
Applicable income taxes and minority interests	1,068	779	947

Investment income after taxes and minority interests	$2,412	$2,045	$2,276

     Investment income consists of interest and dividends earned on cash equivalents and fixed maturity and equity investments of Berkshire’s insurance businesses. Pre-tax investment income earned in 2005 by Berkshire’s insurance businesses exceeded amounts earned in 2004 by $656 million (23.2%). The increase in investment income in 2005 primarily reflects higher short-term interest rates in the United States in 2005 as compared to 2004. Investment income in 2004 declined 12.4% from 2003, reflecting relatively lower short-term interest rates and lower amounts of interest earned from high yield corporate bonds.
     A summary of investments held in Berkshire’s insurance businesses follows. Dollar amounts are in millions.

	Dec. 31,	Dec. 31,	Dec. 31,
	2005	2004	2003
Cash and cash equivalents	$38,814	$38,706	$29,908
Equity securities	46,412	37,420	35,017
Fixed maturity securities	27,385	22,831	26,087
Other	918	2,059	2,656

	$113,529	$101,016	$93,668

     Fixed maturity investments as of December 31, 2005 were as follows. Dollar amounts are in millions.

		Unrealized
	Amortized cost	gains/losses	Fair value
U.S. Treasury, government corporations and agencies	$7,633	$(15)	$7,618
States, municipalities and political subdivisions	4,243	90	4,333
Foreign governments	6,884	77	6,961
Corporate bonds and redeemable preferred stocks, investment grade	3,235	187	3,422
Corporate bonds and redeemable preferred stocks, non-investment grade	2,257	1,290	3,547
Mortgage-backed securities	1,464	40	1,504

	$25,716	$1,669	$27,385

     All U.S. government obligations are rated AAA by the major rating agencies and about 95% of all state, municipal and political subdivisions, foreign government obligations and mortgage-backed securities were rated AA or higher. Non-investment grade securities represent securities that are rated below BBB- or Baa3. Fair value reflects quoted market prices where available or, if not available, prices obtained from independent pricing services.
     Invested assets derive from shareholder capital and reinvested earnings as well as net liabilities assumed under insurance contracts or “float.” The major components of float are unpaid losses, unearned premiums and other liabilities to policyholders less premiums and reinsurance receivables, deferred charges assumed under retroactive reinsurance contracts and deferred policy acquisition costs. Float totaled approximately $49.3 billion at December 31, 2005, $46.1 billion at December 31, 2004 and $44.2 billion at December 31, 2003. The cost of float, as represented by the ratio of pre-tax underwriting gain or loss to average float, was negative for the last three years, as Berkshire’s insurance businesses generated pre-tax underwriting gains in each year.
     Non-Insurance Businesses
     A summary follows of results from Berkshire’s non-insurance businesses for the past three years. Dollars are in millions.

	2005	2004	2003
Pre-tax earnings	$3,445	$3,065	$2,776
Income taxes and minority interests	1,285	1,152	1,031

Net earnings	$2,160	$1,913	$1,745

Management’s Discussion (Continued)
     Non-Insurance Businesses (Continued)
     A comparison of revenues and pre-tax earnings between 2005, 2004 and 2003 for the non-insurance businesses follows. Dollars are in millions.

	Revenues			Pre-tax earnings
	2005	2004	2003	2005	2004	2003
Apparel	$2,286	$2,200	$2,075	$348	$325	$289
Building products	4,806	4,337	3,846	751	643	559
Finance and financial products	4,559	3,774	3,045	822	584	619
Flight services *	3,660	3,244	2,431	120	191	72
McLane Company	24,074	23,373	13,743	217	228	150
Retail	2,759	2,601	2,311	201	163	165
Shaw Industries	5,723	5,174	4,660	485	466	436
Other businesses	3,588	3,213	3,040	501	465	486

	$51,455	$47,916	$35,151	$3,445	$3,065	$2,776

*	In 2004, Berkshfire adopted the provisions of EITF 00-21 (“Accounting for Revenue Arrangements with Multiple Deliverables”). As a result, for consolidated reporting purposes, the method of recognizing revenue related to NetJets’ fractional aircraft sales was changed. Management continues to evaluate the results of NetJets under the prior revenue recognition criteria and thus has shown revenues and pre-tax earnings for the flight services segment using the prior revenue recognition method. Revenues shown in this table are greater than the amounts reported in Berkshire’s consolidated financial statements by $704 million in 2005 and $902 million in 2004. Pre-tax earnings included in this table for 2005 and 2004 exceed the amounts included in the consolidated financial statements by $63 million and $74 million, respectively.
     Apparel
     Apparel revenues in 2005 increased $86 million (4%) over 2004 and revenues in 2004 increased $125 million (6%) over 2003. Sales of clothing products (Fruit of the Loom (“FOL”), Garan and Fechheimer) totaled $1,754 million in 2005 an increase of $60 million (3.5%) over 2004, which was primarily attributed to a 3% increase in unit volume and changes in the sales mix of FOL products. Footwear (HH Brown Shoe Group and Justin) sales in 2005 increased $26 million (5.3%) over 2004. Increased sales were generated in Western boots and women’s casual shoes. Increased sales by FOL accounted for essentially all of the increases in 2004 over 2003, as unit sales increased 14%, partially offset by lower net selling prices. Sales to a few major retailers account for about 45% of apparel revenues. Loss or curtailment of sales to a major customer could have a material adverse impact on revenues and pre-tax earnings of the apparel segment.
     Pre-tax earnings of apparel businesses totaled $348 million in 2005, an increase of 7% over 2004. Almost half of the increase in pre-tax earnings in 2005 was generated by FOL due to the aforementioned sales increase, although higher advertising and plant closure costs had an adverse effect on earnings. In addition, increased earnings were achieved in the footwear businesses.
     Building products
     Building products revenues in 2005 totaled $4,806 million, an increase of $469 million (11%) over 2004. Increased sales volume was generated in all significant product lines in 2005, including insulation and roofing products (Johns Manville-10%), paint and coatings (Benjamin Moore-5%), brick and masonry (Acme-11%) and steel connector plates and truss machinery (MiTek-22%). Berkshire’s building products businesses have benefited in recent periods by relatively strong residential housing market conditions. The increases in revenues in 2005 were primarily driven by higher average selling prices for most products, which in most instances were precipitated by comparatively higher materials, production and delivery costs, particularly for steel, petrochemicals and energy.
     Pre-tax earnings of the building products group in 2005 exceeded earnings in 2004 by $108 million (17%), reflecting increased earnings from insulation and roofing products, connector plate/truss machinery and bricks partially offset by lower earnings from paints and coatings. Over the past year, Berkshire’s building products businesses have instituted price increases to compensate for rising raw material and energy related production and transportation costs. Nevertheless, certain costs essential to the production processes, including natural gas (brick and insulation), steel (connector plates) and petrochemicals (paint and coatings) are increasingly subject to rapid price changes and constraints in availability for a variety of reasons. In addition, rapid rises in interest rates could adversely affect housing construction which could result in declining sales for Berkshire’s building products businesses. The pre-tax results for 2003 included a loss of $21 million from a fire at a Johns Manville pipe insulation plant.

     Non-Insurance Businesses (Continued)
     Finance and financial products
     A summary of revenues and pre-tax earnings from Berkshire’s finance and financial products businesses follows. Dollar amounts are in millions.

	Revenues			Pre-tax earnings
	2005	2004	2003	2005	2004	2003
Manufactured housing and finance	$3,175	$2,024	$512	$416	$192	$34
Furniture/transportation equipment leasing	856	789	750	173	92	34
Other	528	961	1,783	233	300	551

	$4,559	$3,774	$3,045	$822	$584	$619

     The increase in revenues in 2005 from manufactured housing and finance activities of Clayton Homes (“Clayton”) was primarily attributed to increased sales of manufactured homes ($491 million) and increased interest income ($583 million) from comparatively higher installment loan balances. Installment loan balances have increased approximately $8.5 billion from the date of Berkshire’s acquisition on August 7, 2003 to $9.6 billion as of December 31, 2005, reflecting the impact of several loan portfolio acquisitions as well as loan originations. Clayton’s results are included in Berkshire’s consolidated financial statements beginning as of the acquisition date.
     Pre-tax earnings from Clayton’s manufactured housing and finance activities totaled $416 million in 2005, an increase of $224 million (117%) over 2004. The significant increase in pre-tax earnings is primarily due to higher interest income from the increase in acquired loan portfolios during 2004 and 2005, partially offset by higher interest expense derived from Berkshire Hathaway Finance Corporation, an affiliate that has issued approximately $8.8 billion par of medium term notes to finance the aforementioned increase in installment loans. In addition, improved comparative results in the manufacturing and retail segments of Clayton’s business contributed to the overall earnings growth.
     Furniture and transportation equipment leasing revenues in 2005 primarily reflect increased rental income. Pre-tax earnings from furniture and transportation equipment leasing activities in 2005 increased $81 million over 2004, reflecting higher rental income and lower administrative and interest expenses.
     Other finance revenues in 2005 and 2004 are primarily derived from interest income from other loans and fixed income investments and the operations of General Re Securities (“GRS”) which is being run-off. In 2003, other finance revenues included life insurance annuity premiums of $700 million arising from a few sizable transactions. Annuity premiums generated in 2005 and 2004 were nominal. Other finance revenues in 2004 also included $282 million from the consolidation of Value Capital L.P. (“VC”) during the first six months. As a result of a significant decline in the percentage of Berkshire’s economic interest in VC, Berkshire ceased consolidation of VC effective July 1, 2004 and thereafter accounted for its investment in VC pursuant to the equity method.
     Pre-tax earnings from other finance activities in 2005 were $233 million, a decrease of $67 million from 2004. Berkshire’s investment in VC produced a pre-tax loss in 2005 of $33 million compared to a pre-tax gain of $30 million in 2004. GRS generated pre-tax losses of $104 million in 2005 and $44 million in 2004. The increase in GRS losses was due to higher losses from unwinding derivative positions. In 2005, pre-tax earnings attributed to the life insurance/annuity business exceeded 2004 by $68 million as a result of higher short-term interest rates and the absence of adverse effects from changes to mortality estimates pertaining to annuity contracts.
     Pre-tax earnings from other finance activities in 2004 declined approximately $251 million from 2003 primarily as a result of comparatively lower amounts of invested assets. In addition, pre-tax earnings for 2004 were negatively impacted by higher allocations of investments in low-yielding cash and cash equivalents, a significant reduction in the early redemptions of fixed-income securities purchased at a discount and adverse effects from changes in mortality assumptions.
     Flight services
     Flight service revenues in 2005 increased $416 million (13%) over 2004, which, in turn, increased $813 million (33%) over 2003. In 2005, revenues of the training business (FlightSafety) and the fractional ownership business (NetJets) each increased 13% over revenues in 2004. In 2005, the increase in training revenue was primarily due to increased simulator usage and increased demand, primarily in the corporate aviation and regional airline markets. The fractional ownership program revenue increase in 2005 over 2004 reflected an 18% increase in flight operations and management service fees. The increase in flight operations revenue primarily resulted from a 7% increase in occupied flight hours, rate increases and a higher mix of larger cabin aircraft usage, which generate higher revenues. Over 90% of the revenue increase in 2004 over 2003 resulted from the NetJets business where flight operations revenue increased just under $400 million and revenues from aircraft sales increased about $360 million. NetJets and FlightSafety continue to be leaders in the aircraft fractional ownership and training markets.
     Pre-tax earnings of the flight services businesses totaled $120 million in 2005, a decrease of $71 million as compared to 2004. In 2005, pre-tax earnings from the FlightSafety training business, increased approximately 10% over 2004 to approximately $200 million, due primarily to the impact of increased training revenues and simulator sales. NetJets incurred a pre-tax loss of about $80 million in 2005 compared to pre-tax income of about $10 million in 2004. Several factors contributed to the loss in 2005. Throughout 2005, NetJets experienced unusually high shortages of available aircraft due to increases in

Management’s Discussion (Continued)
     Flight services (Continued)
owner demand outpacing increases in capacity. Consequently, NetJets subcontracted additional aircraft capacity through charter services. The costs associated with subcontracted flights were not fully recoverable from clients and caused an incremental pre-tax cost of approximately $85 million in 2005. NetJets has added aircraft to the core fleet and is developing strategies to address capacity issues and restore profitability. NetJets recorded a special charge of $20 million in the fourth quarter of 2005 for prior periods’ compensation related to a new labor contract with its pilots and flight attendants. Additionally, interest expense in 2005 increased approximately $23 million due to higher interest rates.
     McLane Company
     On May 23, 2003, Berkshire acquired McLane Company, Inc., (“McLane”) a distributor of grocery and food products to retailers, convenience stores and restaurants. Results of McLane’s business operations are included in Berkshire’s consolidated results beginning on that date. McLane’s revenues in 2005 totaled $24.1 billion compared to $23.4 billion in 2004 and approximately $22.0 billion for the full year of 2003. Sales of grocery products increased about 5% in 2005 and were partially offset by lower sales to foodservice customers. McLane’s business is marked by high sales volume and very low profit margins.
     Pre-tax earnings in 2005 of $217 million declined $11 million versus 2004. The gross margin percentage was relatively unchanged between years. However, the resulting increased gross profit was more than offset by higher payroll, fuel and insurance expenses. Approximately 33% of McLane’s annual revenues currently derive from sales to Wal-Mart. Loss or curtailment of purchasing by Wal-Mart could have a material adverse impact on revenues and pre-tax earnings of McLane.
     Retail
     Berkshire’s retail operations consist of several home furnishings and jewelry retailers. Aggregate revenues in 2005 increased $158 million (6%) over 2004. Revenues of the home furnishings businesses were $1,958 million in 2005 and $1,843 million in 2004 and jewelry revenues were $801 million in 2005 as compared to $758 million in 2004. Aggregate same store sales in 2005 increased approximately 2.5% compared to 2004. In addition, the revenue increase was as a result of new store sales at R.C. Willey and Jordan’s. Pre-tax earnings in 2005 of the retail group totaled $201 million, an increase of $38 million (23%) over 2004. Approximately 90% of the comparative increase in pre-tax earnings was produced by the home furnishings businesses.
     Total revenues attributed to retail operations were $2,601 million in 2004, an increase of $290 million (13%) over 2003. Same store sales in 2004 increased 2.4% from 2003. Pre-tax earnings of the retail group totaled $163 million in 2004 compared to $165 million in 2003. The increase in sales was substantially offset by higher costs associated with new home furnishings stores, including increased salaries and benefits, depreciation and distribution costs.
     Shaw Industries
     Revenues of Shaw Industries of $5,723 million in 2005 increased $549 million (11%) over 2004. The increase in 2005 reflected increases in average net selling prices for carpet and a very small increase in yards of carpet sold. During 2005, sales of rugs also increased over 2004. Pre-tax earnings in 2005 increased $19 million (4%) over 2004. Despite the increases in selling prices, operating margins in 2005 were adversely affected by repeated increases in petroleum-based raw material costs. Consequently, increases in production costs have, generally, outpaced increases in average net selling prices over the past two years. In addition, product sample costs pertaining to the introduction of new products increased approximately $29 million in 2005 as compared to 2004.
     Revenues generated by Shaw Industries in 2004 increased $514 million (11%) over 2003 due to a 9% increase in square yards of carpet sold, higher net selling prices and increased hard surface and rug sales. In addition, sales in 2004 include two businesses acquired by Shaw in 2003 (Georgia Tufters and the North Georgia operations of the Dixie Group). These acquisitions contributed sales of $240 million in 2004 and $50 million in 2003. Pre-tax earnings in 2004 totaled $466 million, an increase of $30 million (7%) over 2003. Sales price increases lagged raw material supplier price increases resulting in a decline in gross margins during 2004 as compared to 2003.
     Equity in Earnings of MidAmerican Energy Holdings Company
     Earnings from MidAmerican represent Berkshire’s share of MidAmerican’s net earnings as determined under the equity method. In 2005, Berkshire’s share of MidAmerican’s net earnings was $523 million versus $237 million in 2004. MidAmerican’s 2004 results include an after-tax charge of $340 million (of which Berkshire’s share was about $255 million) to write down certain assets of an operation that was shut down in the third quarter and a gain of $44 million (Berkshire’s share was about $33 million) from the realization of certain Enron-related bankruptcy claims. In 2005, MidAmerican benefited from favorable comparative results at most of its domestic businesses and from gains on sales of certain non-strategic assets and investments. These improvements were partially offset by lower earnings from the U.K. electricity business. Ignoring the effect of the aforementioned two non-recurring events, Berkshire’s share of MidAmerican’s 2004 net earnings was $459 million, which, when compared with 2003 results, reflects improved results at most of MidAmerican’s major operating units. See Note 2 to the Consolidated Financial Statements for additional information regarding MidAmerican.

     Investment and Derivative Gains/Losses
     A summary of investment and derivative gains and losses follows. Dollar amounts are in millions.

	2005	2004	2003
Investment gains/losses from -
Sales and other disposals of investments -
Insurance and other	$5,831	$1,527	$2,873
Finance and financial products	544	61	338
Other-than-temporary impairments	(114)	(19)	(289)
Life settlement contracts	(82)	(207)	—
Other	17	267	374

	6,196	1,629	3,296

Derivative gains/losses from -
Foreign currency forward contracts	(955)	1,839	825
Other	253	21	—

	(702)	1,860	825

Gains/losses before income taxes and minority interests	5,494	3,489	4,121
Income taxes and minority interests	1,964	1,230	1,392

Net gains/losses	$3,530	$2,259	$2,729

     Investment gains or losses are recognized upon the sales of investments or as otherwise required under GAAP. The timing of realized gains or losses from sales can have a material effect on periodic earnings. However, such gains or losses usually have little, if any, impact on total shareholders’ equity because most equity and fixed maturity investments are carried at fair value, with the unrealized gain or loss included as a component of other comprehensive income.
     For many years, Berkshire held an investment in common stock of The Gillette Company (“Gillette”). The Procter & Gamble Company (“PG”) completed its acquisition of Gillette on October 1, 2005. On that date, PG issued 0.975 shares of common stock for each outstanding share of Gillette common stock. Berkshire recognized a non-cash pre-tax investment gain of approximately $5 billion upon the conversion of the Gillette shares for PG shares. Berkshire’s management does not regard the gain that was recorded, as required by GAAP, as meaningful. Berkshire intends to hold the shares of PG just as it has held the Gillette shares. The gain recognized for financial reporting purposes is deferred for income tax purposes. The transaction essentially had no effect on Berkshire’s consolidated shareholders’ equity because the gain included in earnings in the fourth quarter was accompanied by a corresponding reduction of unrealized investment gains included in accumulated other comprehensive income as of September 30, 2005.
     The other-than-temporary impairment losses reflected in the table above represent the adjustment of cost to fair value when, as required by GAAP, management concludes that the investment’s decline in value below cost is other than temporary. The impairment loss represents a non-cash charge to earnings. See Note 1(d) to the Consolidated Financial Statements for a summary of the factors considered in the judgment process. Gains and losses from the ultimate sale of securities in which other-than-temporary impairments were previously recorded are included in sales of investments.
     Prior to January 1, 2004, Berkshire accounted for investments in life settlement contracts on the cost basis, which included the initial purchase price plus subsequent periodic maintenance costs. Beginning in 2004, as a result of obtaining information that suggested the SEC believed a different accounting method should be used, life settlement investments are accounted for under FASB Technical Bulletin (“FTB”) 85-4 “Accounting for Purchases of Life Insurance.” Under FTB 85-4, the life settlement contracts are carried at the cash surrender value of the contract. The excess of the cash paid to purchase these contracts over the cash surrender value at the date of purchase is recognized as a loss immediately and periodic maintenance costs, such as premiums necessary to keep the underlying policies in force, are charged to earnings immediately. The pre-tax loss in 2004 included $73 million with respect to life settlement contracts held at December 31, 2003. Despite the accounting loss recorded for these contracts, management believes the current value of the contracts is no less than the cost basis and believes these contracts will produce satisfactory earnings.
     Derivative gains and losses from foreign currency forward contracts arise as the value of the U.S. dollar changes against certain foreign currencies. Small changes in certain foreign currency exchange rates produce material changes in the fair value of these contracts and consequently can produce exceptional volatility in reported earnings. The potential for such volatility declined in 2005 as the notional value of open contracts declined approximately $7.6 billion to $13.8 billion as of December 31, 2005. During 2005, the value of most foreign currencies decreased relative to the U.S. dollar. Thus, forward contracts produced pre-tax losses. Conversely, the value of many foreign currencies rose relative to the U.S. dollar in 2004 and 2003, and Berkshire’s contract positions produced significant pre-tax gains.
     During 2004 and 2005, Berkshire has also entered into other derivative contracts pertaining to credit default risks of other entities as well as equity price risk associated with major equity indexes. Such contracts are carried at estimated fair value and the change in estimated fair value is included in earnings in the period of the change. These contracts are not traded on an exchange and independent market prices are not consistently available. Accordingly, considerable judgment is required in estimating fair value.

Management’s Discussion (Continued)
Financial Condition
     Berkshire’s balance sheet continues to reflect significant liquidity and a strong capital base. Consolidated shareholders’ equity at December 31, 2005 totaled $91.5 billion. Consolidated cash and invested assets, excluding assets of finance and financial products businesses, totaled approximately $115.6 billion at December 31, 2005 (including cash and cash equivalents of $40.5 billion) and $102.9 billion at December 31, 2004 (including $40.0 billion in cash and cash equivalents). Berkshire’s invested assets are held predominantly in its insurance businesses.
     On June 30, 2005, Berkshire acquired Med Pro from an affiliate of General Electric Company. Med Pro is a primary medical malpractice insurer. On August 31, 2005, Berkshire acquired Forest River, Inc., a manufacturer of recreational vehicles sold in the United States and Canada. In addition, a few other smaller add on acquisitions were completed by Berkshire subsidiaries during 2005. Aggregate consideration paid for all acquisitions in 2005 was approximately $2.4 billion.
     Berkshire’s consolidated notes payable and other borrowings, excluding borrowings of finance businesses, totaled $3.6 billion at December 31, 2005 and $3.5 billion at December 31, 2004. During 2005, commercial paper and short-term borrowings of subsidiaries increased $242 million, due primarily to borrowings of NetJets to acquire additional aircraft. Additionally, borrowings under investment contracts increased $250 million during 2005 due to a new contract which matures in 2007.
     In May 2002, Berkshire issued the SQUARZ securities, which consist of $400 million par amount of senior notes due in November 2007 together with warrants to purchase 4,464 Class A equivalent shares of Berkshire common stock, which expire in May 2007. A warrant premium is payable to Berkshire at an annual rate of 3.75% and interest is payable to note holders at a rate of 3.00%. Each warrant provides the holder the right to purchase either 0.1116 shares of Class A or 3.348 shares of Class B stock for $10,000. In addition, holders of the senior notes have the option to require Berkshire to repurchase the senior notes at par on May 15, 2006, provided that the holders also surrender a corresponding amount of warrants for cancellation. To date, no warrants have been exercised and $64 million par of notes have been redeemed.
     On February 9, 2006, Berkshire obtained control of MidAmerican for financial reporting purposes. See Note 2 to the Consolidated Financial Statements for more information concerning MidAmerican. In addition, MidAmerican expects to complete its acquisition of PacifiCorp in March 2006 for approximately $5.1 billion, at which time Berkshire will acquire additional shares of MidAmerican for $3.4 billion thereby increasing its ownership interest to 88.6% (86.5% diluted). MidAmerican intends to issue additional debt or other securities for the remainder of the purchase price. Berkshire has not provided and does not intend to guaranty debt issued by MidAmerican or its subsidiaries. However, Berkshire has made a commitment that allows MidAmerican to request up to $3.5 billion of capital until February 28, 2011 to pay its debt obligations or to provide funding to its regulated subsidiaries.
     Total assets of the finance and financial products businesses totaled $24.5 billion as of December 31, 2005, and $31.0 billion at December 31, 2004. Liabilities totaled $20.3 billion as of December 31, 2005, and $20.4 billion at December 31, 2004. During 2005, significant declines in investments in fixed maturity securities ($5.0 billion) resulted from sales and disposals and were offset by a decline ($4.6 billion) in securities sold under repurchase agreements. A $3.4 billion decline in derivative contract assets was the result of a large reduction in derivative contracts outstanding, including the ongoing run-off of the remaining positions of GRS. The asset reductions were partially offset by declines in liabilities to counterparties for funds held as collateral. Derivative contract liabilities increased slightly in 2005 as declines in liabilities due to the run-off of GRS were offset by increases in liabilities established with respect to other derivative positions of another Berkshire subsidiary.
     Cash and cash equivalents of finance and financial products businesses totaled $4.2 billion as of December 31, 2005 and $3.4 billion as of December 31, 2004. During 2004, manufactured housing loans of Clayton increased approximately $5.0 billion to $7.5 billion as of December 31, 2004 and as of December 31, 2005 further increased to $9.6 billion. The increases were primarily attributed to loan portfolio acquisitions during 2004 and 2005. Prior to its acquisition by Berkshire in August 2003, Clayton securitized and sold a significant portion of its installment loans through special purpose entities. In early 2003, Clayton discontinued its loan securitizations and sales.
     Notes payable and other borrowings of Berkshire’s finance and financial products businesses totaled $10.9 billion at December 31, 2005 and $5.4 billion at December 31, 2004. During 2005, Berkshire Hathaway Finance Corporation (“BHFC”) issued a total of $5.25 billion par amount of medium term notes. The proceeds of these issues were used to finance originated and acquired loans of Clayton. Medium term notes issued by BHFC ($8.85 billion in the aggregate) are guaranteed by Berkshire.
     Berkshire believes that it currently maintains sufficient liquidity to cover its existing contractual obligations and provide for contingent liquidity.
Contractual Obligations
     Berkshire and its subsidiaries are parties to contracts associated with ongoing business and financing activities, which will result in cash payments to counterparties in future periods. Notes payable and securities sold under agreements to repurchase are reflected in the Consolidated Financial Statements along with accrued but unpaid interest as of the balance sheet date. In addition, Berkshire will be obligated to pay interest under debt obligations for periods subsequent to the balance sheet date. Although certain principal balances may be prepaid in advance of the maturity date, thus reducing future interest

Contractual Obligations (Continued)
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
     Contractual obligations for unpaid losses and loss adjustment expenses arising under property and casualty insurance contracts are estimates. The timing and amount of such payments are contingent upon the ultimate outcome of claim settlements that will occur over many years. The amounts presented in the following table have been estimated based upon past claim settlement activities. The timing and amount of such payments are subject to significant estimation error. The factors affecting the ultimate amount of claims are discussed in the following section regarding Berkshire’s critical accounting policies. Accordingly, the actual timing and amount of payments may differ materially from the amounts shown in the table.
     A summary of long-term contractual obligations as of December 31, 2005 follows. Amounts represent estimates of gross undiscounted amounts payable over time. In addition, certain losses and loss adjustment expenses for property and casualty loss reserves are ceded to others under reinsurance contracts and therefore are recoverable. Such potential recoverables are not reflected in the table. Amounts are in millions.

	Estimated payments due by period
	Total	2006	2007-2008	2009-2010	After 2010
Notes payable and other borrowings (1)	$18,700	$2,441	$5,666	$3,155	$7,438
Securities sold under agreements to repurchase (1)	1,162	1,162	—	—	—
Operating leases	1,632	357	532	323	420
Purchase obligations (2)	12,651	3,897	3,370	2,369	3,015
Unpaid losses and loss expenses	50,832	12,192	13,713	7,119	17,808
Other long-term policyholder liabilities	3,937	42	59	41	3,795
Other (3)	12,473	871	714	2,129	8,759

Total	$101,387	$20,962	$24,054	$15,136	$41,235

(1) Includes interest
(2) Principally relates to NetJets’ aircraft purchases
(3) Principally annuity reserves, employee benefits and derivative contract liabilities
Critical Accounting Policies
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
     Property and casualty losses
     A summary of Berkshire’s consolidated liabilities for unpaid property and casualty losses is presented in the table below. Except for certain workers’ compensation reserves, liabilities for unpaid property and casualty losses (referred to in this section as “gross unpaid losses”) are reflected in the Consolidated Balance Sheets without discounting for time value, regardless of the length of the claim-tail. Dollars are in millions.

	Gross unpaid losses		Net unpaid losses*
	Dec. 31, 2005	Dec. 31, 2004	Dec. 31, 2005	Dec. 31, 2004
GEICO	$5,578	$5,112	$5,285	$4,867
General Re	21,524	22,258	20,429	20,056
BHRG	17,202	16,235	14,577	13,132
Berkshire Hathaway Primary	3,730	1,614	3,271	1,542

Total	$48,034	$45,219	$43,562	$39,597

*	Net of reinsurance recoverable and deferred charges reinsurance assumed and before foreign currency translation effects.

Management’s Discussion (Continued)
     Property and casualty losses (Continued)
     Berkshire records liabilities for unpaid losses and loss adjustment expenses under property and casualty insurance and reinsurance contracts based upon estimates of the ultimate amounts payable under the contracts with respect to losses occurring on or before the balance sheet date. Depending on the type of loss being estimated, the timing and amount of property and casualty loss payments are subject to a great degree of variability and are contingent, among other things, upon the timing of the claim reporting from insureds and cedants and the determination and payment of the ultimate loss amount through the loss adjustment process. A variety of techniques are used to establish and review the liabilities for unpaid losses recorded as of the balance sheet date. While techniques may vary, significant judgments and assumptions are necessary in projecting the ultimate amount payable in the future with respect to loss events that have occurred.
     As of any balance sheet date, claims that have occurred have not all been reported, and if reported may not have been settled. The time period between the occurrence date and payment date of a loss is referred to as the “claim-tail.” Property claims usually have fairly short claim-tails and, absent litigation, are reported and settled within no more than a few years after occurrence. Casualty losses usually have very long claim-tails, occasionally extending for decades. Casualty claims are more susceptible to litigation and can be significantly affected by changing contract interpretations and the legal environment which contributes to extended claim-tails. Claim-tails for reinsurers may be further extended due to delayed reporting by ceding insurers or reinsurers due to contractual provisions or reporting practices. Loss and loss adjustment expense reserves include provisions for those claims that have been reported (referred to as “case reserves”) and for those claims that have not been reported, referred to as incurred but not yet reported (“IBNR”) reserves.
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
     Each of Berkshire’s insurance businesses utilize techniques for establishing reserves that are believed to best fit the business. Additional information regarding reserves established by each of the significant businesses (GEICO, General Re and BHRG) follows.
     GEICO
     GEICO’s gross unpaid losses and loss adjustment expense reserves as of December 31, 2005 totaled $5,578 million and net of reinsurance recoverables were $5,285 million. As of December 31, 2005, gross reserves included $3,910 million of case reserves and $1,668 million of IBNR reserves.
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
     Actuaries establish and evaluate unpaid loss reserves using recognized standard statistical loss development methods and techniques. The significant reserve components (and percentage of gross reserves) are: (1) average reserves (20%), (2) case and case development reserves (50%), and (3) IBNR reserves (30%). Each component of loss reserves is affected by the expected frequency and average severity of claims. Such amounts are analyzed using statistical techniques on historical claims data and adjusted when appropriate to reflect perceived changes in loss patterns. Data is analyzed by policy coverage, jurisdiction of loss, reporting date and occurrence date, among other factors. A brief discussion of each component follows.
     Average reserve amounts are established for auto damage claims and new liability claims prior to the development of an individual case reserve. Average reserve amounts are driven by the estimated average severity per claim and the number of new claims opened. The average severity per claim amount is developed by projecting the ultimate severity for each accident quarter and weighting with both reported claims and unreported claims.
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
     For most liability coverages, case reserves alone are an insufficient measure of the ultimate cost due in part to the longer claim-tail, the greater chance of protracted litigation and the incompleteness of facts available at the time the case reserve is established. Therefore, additional case development reserve estimates are established, usually as a percentage of the case reserve. In general, case development factors are selected by a retrospective analysis of the overall adequacy of historical case reserves. Case development factors are reviewed and revised periodically.

     Property and casualty losses (Continued)
     GEICO (Continued)
     For unreported claims, IBNR reserve estimates are calculated by first projecting the ultimate number of claims expected (reported and unreported) for each significant coverage by using historical quarterly and monthly claim counts, to develop age-to-age projections of the ultimate counts by accident quarter. Reported claims are subtracted from the ultimate claim projections to produce an estimate of the number of unreported claims. The number of unreported claims is multiplied by an estimate of the average cost per unreported claim to produce the IBNR reserve amount. Actuarial techniques are difficult to apply reliably in certain situations, such as to new legal precedents, class action suits or recent catastrophes. Consequently, supplemental IBNR reserves for these types of events may be established.
     For each of its major coverages, GEICO tests the adequacy of the total loss reserves using one or more actuarial projections based on claim closure models, paid loss triangles and incurred loss triangles. Each type of projection analyzes loss occurrence data for claims occurring in a given period and projects the ultimate cost.
     GEICO’s exposure to highly uncertain losses is believed to be limited to certain commercial excess umbrella policies written during a period from 1981 to 1984. Remaining reserves associated with such exposure is currently a relatively insignificant component of GEICO’s total reserves (3%) and there is little, if any, apparent asbestos or environmental liability exposure. Related claim activity over the past year was insignificant.
     General Re
     General Re’s unpaid losses and loss adjustment expenses as of December 31, 2005 are summarized below. Amounts are in millions.

		Workers’
	Property	Compensation	Casualty	Total
Reported case reserves	$1,968	$2,199	$7,768	$11,935
IBNR reserves	1,479	1,019	7,091	9,589

Gross reserves	$3,447	$3,218	$14,859	21,524

Ceded reserves and deferred charges				(1,095)

Net reserves				$20,429

     General Re’s process of establishing loss reserve estimates is based upon a ground-up approach, beginning with case estimates and supplemented by additional case reserves (“ACR’s”) and IBNR reserves. Critical judgments in the establishment of these loss reserves involve the establishment of ACR’s by claim examiners, the expectation of ultimate loss ratios which drive IBNR reserve amounts and the case reserve reporting trends compared to the expected loss reporting patterns. The company does not routinely calculate loss reserve ranges because it believes that the techniques necessary have not sufficiently developed and the myriad of assumptions required render such resulting ranges to be unreliable. In addition, counts of claims or average amount per claim are not utilized because clients do not consistently provide reliable data in sufficient detail.
     General Re claim examiners establish case reserve estimates based on the facts and circumstances of the claims and the terms and provisions of the insurance and reinsurance contracts. For reinsurance claims, claim examiners receive notices from client companies in a manner that reflects the terms of the reinsurance contracts. Contract terms governing claim reporting are generally based on the client’s view of the case loss (e.g., claims with reserves greater than one-half the retention) or injury type (e.g., any claim arising from a fatality). Some reinsurance contracts, such as quota-share contracts, permit claims to be reported on a bulk basis.
     Upon notification of a reinsurance claim from a ceding company, claim examiners make independent evaluations of loss amounts. In some cases, examiners’ estimates differ from amounts reported by ceding companies. If the examiners’ estimates are significantly greater than the ceding company’s estimates, the claims are further investigated. If deemed appropriate, ACR’s are established above the amount reported by the ceding company. Examiners also conduct claim reviews at client companies periodically and case reserves are often increased as a result. In 2005, claim examiners conducted in excess of 400 claim reviews.
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

Management’s Discussion (Continued)
     Property and casualty losses (Continued)
     General Re (Continued)
     Loss triangles are used to determine the expected case loss emergence patterns and, in conjunction with expected loss ratios by accident year, are further used to determine IBNR reserves. Additional calculations form the basis for estimating the expected loss emergence pattern. The determination of the expected loss emergence pattern is not strictly a mechanical process. In instances where the historical loss data is insufficient, estimation formulas are used along with reliance on other loss triangles and judgment. Factors affecting loss development triangles include but are not limited to the following: changing client claims practices, changes in claim examiners use of ACR’s or the frequency of client company claim reviews, changes in policy terms and coverage (such as client loss retention levels and occurrence and aggregate policy limits), changes in loss trends and changes in legal trends that result in unanticipated losses, as well as other sources of statistical variability. These items influence the selection of the expected loss emergence patterns.
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
     In certain reserve cells (such as excess directors and officers and errors and omissions) IBNR reserves are based on estimated ultimate losses, without consideration of expected emergence patterns. These cells typically involve a spike in loss activity arising from recent industry developments making it difficult to select an expected loss emergence pattern as has been experienced from the recent wave of corporate scandals that have caused an increase in reported losses. Overall industry-wide loss experience data and informed judgment are used when internal loss data is of limited reliability, such as in setting the estimates for asbestos and hazardous waste claims. Unpaid environmental, asbestos and mass tort reserves at December 31, 2005 were approximately $1.8 billion gross and $1.3 billion net of reinsurance. Such reserves were approximately $1.6 billion gross and $1.3 billion net of reinsurance as of December 31, 2004. Claims paid attributable to such losses were about $93 million in 2005.
     BHRG
     BHRG’s unpaid losses and loss adjustment expenses as of December 31, 2005 are summarized as follows. Amounts are in millions.

	Property	Casualty	Total
Reported case reserves	$3,860	$1,476	$5,336
IBNR reserves	997	1,900	2,897
Retroactive	—	8,969	8,969

Gross reserves	$4,857	$12,345	17,202

Ceded reserves and deferred charges			(2,625)

Net reserves			$14,577

     As of December 31, 2005, BHRG’s gross loss reserves related to retroactive reinsurance policies were attributed to casualty losses. Retroactive policies include excess-of-loss contracts, in which losses (relating to past loss events) above a contractual retention are indemnified or contracts that indemnify all losses paid by the counterparty after the policy effective date. Retroactive losses paid in 2005 totaled $969 million. The classification “reported case reserves” has no practical analytical value with respect to retroactive policies since the amount is derived from reports in bulk from ceding companies, who may have inconsistent definitions of “case reserves.” Reserves are reviewed and established in the aggregate including provisions for IBNR reserves.
     In establishing retroactive reinsurance reserves, historical aggregate loss payment patterns are analyzed and projected into the future under various scenarios. The claim-tail is expected to be very long for many policies and may last several decades. Management attributes judgmental probability factors to these aggregate loss payment scenarios and an expectancy outcome is determined. Due to contractual limits of indemnification, the maximum losses payable under retroactive policies are approximately $11.5 billion as of December 31, 2005.

     Property and casualty losses (Continued)
     BHRG (Continued)
     BHRG’s liabilities for environmental, asbestos, and latent injury losses and loss adjustment expenses are presently believed to be concentrated within retroactive reinsurance contracts. Reserves for such losses were approximately $4.0 billion at December 31, 2005 and $4.2 billion at December 31, 2004. Claims paid in 2005 attributable to such losses were approximately $273 million. BHRG, as a reinsurer, does not regularly receive reliable information regarding numbers of asbestos, environmental and latent injury claims from ceding companies on a consistent basis, particularly with respect to multi-line treaty or aggregate excess of loss policies.
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
     Other Critical Accounting Policies
     Berkshire records as assets deferred charges with respect to liabilities assumed under retroactive reinsurance contracts. At the inception of these contracts, the deferred charges represent the difference between the consideration received and the estimated ultimate liability for unpaid losses. Deferred charges are amortized using the interest method over an estimate of the ultimate claim payment period and are reflected in earnings as a component of losses and loss expenses. The deferred charge balances are adjusted periodically to reflect new projections of the amount and timing of loss payments. Adjustments to these assumptions are applied retrospectively from the inception of the contract. Unamortized deferred charges totaled $2.4 billion at December 31, 2005. Significant changes in the amount and payment timing of estimated unpaid losses may have a significant effect on unamortized deferred charges and the amount of periodic amortization.
     Berkshire’s Consolidated Balance Sheet as of December 31, 2005 includes goodwill of acquired businesses of approximately $23.6 billion. A significant amount of judgment is required in performing goodwill impairment tests. Such tests include periodically determining or reviewing the estimated fair value of Berkshire’s reporting units. There are several methods of estimating a reporting unit’s fair value, including market quotations, asset and liability fair values and other valuation techniques, such as discounted projected future net earnings and multiples of earnings. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then individual assets, including identifiable intangible assets, and liabilities of the reporting unit are estimated at fair value. The excess of the estimated fair value of the reporting unit over the estimated fair value of net assets would establish the implied value of goodwill. The excess of the recorded amount of goodwill over the implied value is then charged to earnings as an impairment loss.
     Berkshire’s consolidated financial position reflects very significant amounts of invested assets. A substantial portion of these assets are carried at fair values based upon current market quotations and, when not available, based upon fair value pricing models. Certain of Berkshire’s fixed maturity securities are not actively traded in the financial markets. Further, Berkshire’s finance businesses maintain significant balances of finance receivables, which are carried at amortized cost. Considerable judgment is required in determining the assumptions used in certain pricing models, including interest rate, loan prepayment speed, credit risk and liquidity risk assumptions. Significant changes in these assumptions can have a significant effect on carrying values.
     Information concerning recently issued accounting pronouncements which are not yet effective is included in Note 1(r) to the Consolidated Financial Statements. As indicated in Note 1(r) to the Consolidated Financial Statements, Berkshire does not expect any of the recently issued accounting pronouncements to have a material effect on its financial statements.
Market Risk Disclosures
     Berkshire’s Consolidated Balance Sheets include a substantial amount of assets and liabilities whose fair values are subject to market risks. Berkshire’s significant market risks are primarily associated with interest rates, equity prices and foreign currency exchange rates. The following sections address the significant market risks associated with Berkshire’s business activities.
     Interest Rate Risk
     Berkshire’s management prefers to invest in equity securities or to acquire entire businesses based upon the principles discussed in the following section on equity price risk. When unable to do so, management may alternatively invest in bonds, loans or other interest rate sensitive instruments. Berkshire’s strategy is to acquire securities that are attractively priced in relation to the perceived credit risk. Management recognizes and accepts that losses may occur. Berkshire has historically utilized a modest level of corporate borrowings and debt. Further, Berkshire strives to maintain the highest credit ratings so that the cost of debt is minimized. Berkshire utilizes derivative products, such as interest rate swaps, to manage interest rate risks on a limited basis.

Management’s Discussion (Continued)
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
     The following table summarizes the estimated effects of hypothetical increases and decreases in interest rates on assets and liabilities that are subject to interest rate risk. It is assumed that the changes occur immediately and uniformly to each category of instrument containing interest rate risk. The hypothetical changes in market interest rates do not reflect what could be deemed best or worst case scenarios. Variations in market interest rates could produce significant changes in the timing of repayments due to prepayment options available. For these reasons, actual results might differ from those reflected in the table. Dollars are in millions.

		Estimated Fair Value after
		Hypothetical Change in Interest Rates
		(bp=basis points)
		100 bp	100 bp	200 bp	300 bp
Insurance and other businesses	Fair Value	decrease	increase	increase	increase
December 31, 2005
Investments in securities with fixed maturities	$27,420	$28,199	$26,655	$25,942	$25,327
Notes payable and other borrowings	3,653	3,693	3,616	3,584	3,553

December 31, 2004
Investments in securities with fixed maturities	$22,846	$23,547	$22,135	$21,450	$20,843
Notes payable and other borrowings	3,558	3,605	3,514	3,476	3,439

Finance and financial products businesses *
December 31, 2005
Investments in securities with fixed maturities and loans and finance receivables	$14,817	$15,508	$14,068	$13,358	$12,699
Notes payable and other borrowings **	11,476	11,902	11,004	10,607	10,239

December 31, 2004
Investments in securities with fixed maturities and loans and finance receivables	$17,909	$18,712	$17,067	$16,267	$15,507
Notes payable and other borrowings **	10,627	10,882	10,350	10,120	9,910

*	Excludes General Re Securities

**	Includes securities sold under agreements to repurchase and effects of interest rate swaps.
     Equity Price Risk
     Strategically, Berkshire strives to invest in businesses that possess excellent economics, with able and honest management and at sensible prices. Berkshire’s management prefers to invest a meaningful amount in each investee. Accordingly, Berkshire’s equity investments are concentrated in relatively few investees. At December 31, 2005, 59% of the total fair value of equity investments was concentrated in four investees.
     Berkshire’s preferred strategy is to hold equity investments for very long periods of time. Thus, Berkshire’s management is not troubled by short term equity price volatility with respect to its investments provided that the underlying business, economic and management characteristics of the investees remain favorable. Berkshire strives to maintain above average levels of shareholder capital to provide a margin of safety against short-term equity price volatility.
     The carrying values of investments subject to equity price risk are, in almost all instances, based on quoted market prices as of the balance sheet dates. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.
     The table which follows summarizes Berkshire’s equity price risk as of December 31, 2005 and 2004 and shows the effects of a hypothetical 30% increase and a 30% decrease in market prices as of those dates. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due both to the nature of equity markets and the aforementioned concentrations existing in Berkshire’s equity investment portfolio. Dollars are in millions.

     Equity Price Risk (Continued)

			Estimated	Hypothetical
			Fair Value after	Percentage
		Hypothetical	Hypothetical	Increase (Decrease) in
	Fair Value	Price Change	Change in Prices	Shareholders’ Equity
As of December 31, 2005	$46,721	30% increase	$60,737	9.9
		30% decrease	32,705	(9.9)
As of December 31, 2004	$37,717	30% increase	$49,032	8.5
		30% decrease	26,402	(8.5)
     Berkshire is also subject to equity price risk with respect to certain long duration equity index put contracts. Berkshire’s maximum exposure with respect to such contracts is approximately $14 billion at December 31, 2005. These contracts generally expire 15 to 20 years from inception. Outstanding contracts at December 31, 2005, have been written on four major equity indexes including three foreign. Berkshire’s potential exposure with respect to these contracts is directly correlated to the movement of the underlying stock index between contract inception date and expiration. Thus, if the overall value at December 31, 2005 of the underlying indices decline 30%, Berkshire would incur a pre-tax loss of approximately $900 million.
     Foreign Currency Risk
     Berkshire’s market risks associated with changes in foreign currency exchange rates are concentrated primarily in a portfolio of short duration foreign currency forward contracts. Generally, these contracts provide that Berkshire receive certain foreign currencies and pay U.S. dollars at specified exchange rates at specified future dates. Management entered into these contracts as a partial economic hedge of the adverse effect from a decline in the value of the U.S. dollar on its net U.S. dollar-based assets. The value of these contracts changes daily due primarily to changes in the spot exchange rates and to a lesser degree, interest rates and time value. The average duration of the contracts is approximately one and a half months. The aggregate notional value of such contracts, in nine currencies at December 31, 2005, was approximately $13.8 billion compared to about $21.4 billion as of December 31, 2004. Berkshire monitors the currency positions daily.
     The following table summarizes the outstanding foreign currency forward contracts as of December 31, 2005 and 2004 and shows the estimated changes in values of the contracts assuming changes in the underlying exchange rates applied immediately and uniformly across all currencies. The changes in value do not necessarily reflect the best or worst case results and actual results may differ. Dollars are in millions.

		Estimated Fair Value Assuming a Hypothetical
		Percentage Increase (Decrease) in the Value of
		Foreign Currencies Versus the U.S. Dollar
	Fair Value	(20%)	(10%)	(1%)	1%	10%	20%
December 31, 2005	$(231)	$(2,684)	$(1,515)	$(366)	$(95)	$1,206	$2,855
December 31, 2004	1,761	(2,614)	(475)	1,533	1,991	4,127	6,669
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     See “Market Risk Disclosures” contained in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Management’s Report on Internal Control Over Financial Reporting
Management of Berkshire Hathaway Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.
Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears below.
Berkshire Hathaway Inc.
March 1, 2006
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Berkshire Hathaway Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Berkshire Hathaway Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 2, 2006 expressed an unqualified opinion on those financial statements.
DELOITTE & TOUCHE LLP
Omaha, Nebraska
March 2, 2006

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Berkshire Hathaway Inc.
We have audited the accompanying consolidated balance sheets of Berkshire Hathaway Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of earnings, cash flows and changes in shareholders’ equity and comprehensive income for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Berkshire Hathaway Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
Omaha, Nebraska
March 2, 2006

BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	Pro Forma *	December 31,
	2005	2005	2004
	(unaudited)	(audited)
ASSETS
Insurance and Other:
Cash and cash equivalents	$40,471	$40,471	$40,020
Investments:
Fixed maturity securities	27,420	27,420	22,846
Equity securities	46,721	46,721	37,717
Other	1,003	1,003	2,346
Receivables	12,372	12,397	11,291
Inventories	4,143	4,143	3,842
Property, plant and equipment	7,500	7,500	6,516
Goodwill	22,693	22,693	22,101
Deferred charges reinsurance assumed	2,388	2,388	2,727
Other	4,937	4,937	4,508

	169,648	169,673	153,914

Utilities and Energy:
Cash and cash equivalents	358	—	—
Property, plant and equipment	11,915	—	—
Receivables	803	—	—
Goodwill	4,156	—	—
Other	2,961	—	—
Investments in MidAmerican Energy Holdings Company	—	4,125	3,967

	20,193	4,125	3,967

Finance and Financial Products:
Cash and cash equivalents	4,189	4,189	3,407
Investments in fixed maturity securities	3,435	3,435	8,459
Loans and finance receivables	11,087	11,087	9,175
Derivative contract assets	801	801	4,234
Funds provided as collateral	487	487	1,649
Goodwill	951	951	911
Other	3,577	3,577	3,158

	24,527	24,527	30,993

	$214,368	$198,325	$188,874

*	The Pro Forma Balance Sheet gives effect to the conversion on February 9, 2006 of MidAmerican Energy Holdings Company (“MidAmerican”) non-voting cumulative convertible preferred stock into MidAmerican voting common stock as if such conversion had occurred on December 31, 2005. See Note 2 to the Consolidated Financial Statements for additional information.
See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	Pro Forma *	December 31,
	2005	2005	2004
	(unaudited)	(audited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Losses and loss adjustment expenses	$48,034	$48,034	$45,219
Unearned premiums	6,206	6,206	6,283
Life and health insurance benefits	3,202	3,202	3,154
Other policyholder liabilities	3,769	3,769	3,955
Accounts payable, accruals and other liabilities	8,699	8,699	7,500
Income taxes, principally deferred	13,649	12,252	12,247
Notes payable and other borrowings	3,583	3,583	3,450

	87,142	85,745	81,808

Utilities and Energy:
Accounts payable, accruals and other current liabilities	1,411	—	—
Notes payable, subsidiary and project	7,170	—	—
Other notes payable and borrowings	3,126	—	—
Other non-current liabilities	2,369	—	—

	14,076	—	—

Finance and Financial Products:
Securities sold under agreements to repurchase	1,160	1,160	5,773
Derivative contract liabilities	5,061	5,061	4,794
Funds held as collateral	379	379	1,619
Notes payable and other borrowings	10,868	10,868	5,387
Other	2,812	2,812	2,835

	20,280	20,280	20,408

Total liabilities	121,498	106,025	102,216

Minority shareholders’ interests	1,386	816	758

Shareholders’ equity:
Common stock:
Class A outstanding shares — 2005 - 1,260,920; 2004 - 1,268,783	6	6	6
Class B outstanding shares — 2005 - 8,394,083; 2004 - 8,099,175	2	2	2
Capital in excess of par value	26,399	26,399	26,268
Accumulated other comprehensive income	17,360	17,360	20,435
Retained earnings	47,717	47,717	39,189

Total shareholders’ equity	91,484	91,484	85,900

	$214,368	$198,325	$188,874

*	The Pro Forma Balance Sheet gives effect to the conversion on February 9, 2006 of MidAmerican Energy Holdings Company (“MidAmerican”) non-voting cumulative convertible preferred stock into MidAmerican voting common stock as if such conversion had occurred on December 31, 2005. See Note 2 to the Consolidated Financial Statements for additional information.
See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in millions except per share amounts)

	Year Ended December 31,
	2005	2004	2003
Revenues:
Insurance and Other:
Insurance premiums earned	$21,997	$21,085	$21,493
Sales and service revenues	46,138	43,222	32,098
Interest, dividend and other investment income	3,487	2,816	3,098
Investment gains/losses	5,728	1,746	2,914

	77,350	68,869	59,603

Finance and Financial Products:
Interest income	1,554	1,202	1,093
Investment gains/losses	468	(110)	390
Derivative gains/losses	(788)	1,835	779
Other	3,079	2,586	1,994

	4,313	5,513	4,256

	81,663	74,382	63,859

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	17,116	14,823	14,927
Insurance underwriting expenses	4,828	4,711	4,848
Cost of sales and services	38,288	35,882	25,737
Selling, general and administrative expenses	5,328	4,989	4,228
Interest expense	144	137	153

	65,704	60,542	49,893

Finance and Financial Products:
Interest expense	579	584	319
Other	3,112	2,557	2,056

	3,691	3,141	2,375

	69,395	63,683	52,268

Earnings before income taxes and equity in earnings of MidAmerican Energy Holdings Company	12,268	10,699	11,591
Equity in earnings of MidAmerican Energy Holdings Company	523	237	429

Earnings before income taxes and minority interests	12,791	10,936	12,020
Income taxes	4,159	3,569	3,805
Minority shareholders’ interests	104	59	64

Net earnings	$8,528	$7,308	$8,151

Average common shares outstanding *	1,539,775	1,537,716	1,535,405

Net earnings per common share *	$5,538	$4,753	$5,309

*	Average shares outstanding include average Class A common shares and average Class B common shares determined on an equivalent Class A common stock basis. Net earnings per common share shown above represents net earnings per equivalent Class A common share. Net earnings per Class B common share is equal to one-thirtieth (1/30) of such amount or $185 per share for 2005, $158 per share for 2004 and $177 per share for 2003.
See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net earnings	$8,528	$7,308	$8,151
Adjustments to reconcile net earnings to operating cash flows:
Investment gains	(6,196)	(1,636)	(3,304)
Depreciation	982	941	849
Changes in operating assets and liabilities before business acquisitions:
Losses and loss adjustment expenses	2,086	(383)	397
Deferred charges reinsurance assumed	339	360	292
Unearned premiums	(239)	(52)	(585)
Receivables and originated loans	(1,849)	102	1,714
Derivative contract assets and liabilities	3,620	(367)	530
Collateral held and provided	(80)	(86)	(273)
Annuity liabilities	(24)	131	730
Income taxes	1,602	860	505
Other assets and liabilities	677	133	(665)

Net cash flows from operating activities	9,446	7,311	8,341

Cash flows from investing activities:
Purchases of securities with fixed maturities	(13,937)	(5,924)	(9,924)
Purchases of equity securities	(8,021)	(2,032)	(1,842)
Sales of securities with fixed maturities	3,243	4,560	17,165
Redemptions and maturities of securities with fixed maturities	7,142	5,637	9,847
Sales of equity securities	1,629	2,610	3,159
Purchases of loans and finance receivables	(1,987)	(6,314)	(2,641)
Principal collections on loans and finance receivables	911	2,736	4,140
Acquisitions of businesses, net of cash acquired	(2,387)	(414)	(3,213)
Purchases of property, plant and equipment	(2,195)	(1,278)	(1,066)
Other	1,761	734	404

Net cash flows from investing activities	(13,841)	315	16,029

Cash flows from financing activities:
Proceeds from borrowings of finance businesses	5,628	1,668	2,479
Proceeds from other borrowings	521	339	822
Repayments of borrowings of finance businesses	(319)	(1,267)	(2,260)
Repayments of other borrowings	(628)	(674)	(783)
Changes in short term borrowings of finance businesses	115	13	(63)
Changes in other short term borrowings	246	(401)	(642)
Other	65	166	(714)

Net cash flows from financing activities	5,628	(156)	(1,161)

Increase in cash and cash equivalents	1,233	7,470	23,209
Cash and cash equivalents at beginning of year	43,427	35,957	12,748

Cash and cash equivalents at end of year *	$44,660	$43,427	$35,957

* Cash and cash equivalents at end of year are comprised of the following:
Insurance and Other	$40,471	$40,020	$31,262
Finance and Financial Products	4,189	3,407	4,695

	$44,660	$43,427	$35,957

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(dollars in millions)

	Year Ended December 31,
	2005	2004	2003
Class A & B Common Stock
Balance at beginning and end of year	$8	$8	$8

Capital in Excess of Par Value
Balance at beginning of year	$26,268	$26,151	$26,028
Exercise of stock options issued in connection with business acquisitions and SQUARZ warrant premiums	131	117	123

Balance at end of year	$26,399	$26,268	$26,151

Retained Earnings
Balance at beginning of year	$39,189	$31,881	$23,730
Net earnings	8,528	7,308	8,151

Balance at end of year	$47,717	$39,189	$31,881

Accumulated Other Comprehensive Income
Unrealized appreciation of investments	$2,081	$2,599	$10,842
Applicable income taxes	(728)	(905)	(3,802)
Reclassification adjustment for appreciation included in net earnings	(6,261)	(1,569)	(2,922)
Applicable income taxes	2,191	549	1,023
Foreign currency translation adjustments	(359)	140	267
Applicable income taxes	(26)	134	(127)
Minimum pension liability adjustment	(62)	(38)	1
Applicable income taxes	38	3	(3)
Other, including minority interests	51	(34)	6

Other comprehensive income	(3,075)	879	5,285
Accumulated other comprehensive income at beginning of year	20,435	19,556	14,271

Accumulated other comprehensive income at end of year	$17,360	$20,435	$19,556

Comprehensive Income
Net earnings	$8,528	$7,308	$8,151
Other comprehensive income	(3,075)	879	5,285

Total comprehensive income	$5,453	$8,187	$13,436

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
(1)	Significant accounting policies and practices
(a)	Nature of operations and basis of consolidation
Berkshire Hathaway Inc. (“Berkshire” or “Company”) is a holding company owning subsidiaries engaged in a number of diverse business activities. The most important of these are property and casualty insurance businesses conducted on both a primary and reinsurance basis. Further information regarding these businesses and Berkshire’s other reportable business segments is contained in Note 20. Berkshire consummated a number of business acquisitions over the past three years which are discussed in Note 3.
The accompanying Consolidated Financial Statements include the accounts of Berkshire consolidated with the accounts of all of its subsidiaries and affiliates in which Berkshire holds a controlling financial interest as of the financial statement date. Normally a controlling financial interest reflects ownership of a majority of the voting interests. Other factors considered in determining whether a controlling financial interest is held include whether Berkshire possesses the authority to purchase or sell assets or make other operating decisions that significantly affect the entity’s results of operations and whether Berkshire bears a majority of the financial risks of the entity.
Intercompany accounts and transactions have been eliminated. Certain amounts in 2004 and 2003 have been reclassified to conform with the current year presentation.
(b)	Use of estimates in preparation of financial statements
The preparation of the Consolidated Financial Statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. In particular, estimates of unpaid losses and loss adjustment expenses and related recoverables under reinsurance for property and casualty insurance are subject to considerable estimation error due to the inherent uncertainty in projecting ultimate claim amounts that can be reported and settled over a period of many years. In addition, estimates and assumptions associated with the amortization of deferred charges reinsurance assumed, the determination of fair value of certain invested assets and related impairments, and the determination of goodwill impairments require considerable judgment by management. Actual results may differ from the estimates used in preparing the Consolidated Financial Statements.
(c)	Cash equivalents
Cash equivalents consist of funds invested in U.S. Treasury Bills, money market accounts, and in other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by loan agreements or other contractual provisions. Restricted amounts are included in other assets.
(d)	Investments
Berkshire’s management determines the appropriate classifications of investments in fixed maturity securities and equity securities at the acquisition date and re-evaluates the classifications at each balance sheet date. Berkshire’s investments in fixed maturity and equity securities are primarily classified as available-for-sale, except for certain securities held by finance businesses which are classified as held-to-maturity.
Held-to-maturity investments are carried at amortized cost, reflecting Berkshire’s intent and ability to hold the securities to maturity. Available-for-sale securities are stated at fair value with net unrealized gains or losses reported as a component of accumulated other comprehensive income.
Investment gains and losses arise when investments are sold (as determined on a specific identification basis) or are other-than-temporarily impaired. If in management’s judgment a decline in the value of an investment below cost is other than temporary, the cost of the investment is written down to fair value with a corresponding charge to earnings. Factors considered in judging whether an impairment is other than temporary include: the financial condition, business prospects and creditworthiness of the issuer, the length of time that fair value has been less than cost, the relative amount of the decline, and Berkshire’s ability and intent to hold the investment until the fair value recovers.
Berkshire utilizes the equity method of accounting with respect to investments where it exercises significant influence, but not control, over the operating and financial policies of the investee. A voting interest of at least 20% and no greater than 50% is normally a prerequisite for utilizing the equity method. However, Berkshire may apply the equity method with less than 20% voting interests based upon the facts and circumstances including representation on the investee’s Board of Directors, contractual veto or approval rights, participation in policy making processes and the existence or absence of other significant owners. Berkshire applies the equity method to investments in common stock and other investments when such other investments possess substantially identical subordinated interests to common stock.

Notes to Consolidated Financial Statements (Continued)
(1)	Significant accounting policies and practices (Continued)
(d)	Investments (Continued)
In applying the equity method, investments are recorded at cost and subsequently increased or decreased by Berkshire’s proportionate share of the net earnings or losses of the investee. Berkshire also records its proportionate share of other comprehensive income items of the investee as a component of its comprehensive income. Dividends or other equity distributions are recorded as a reduction of the investment. In the event that net losses of the investee have reduced the equity method investment to zero, additional net losses may be recorded if other investments in the investee are at-risk, even if Berkshire has not committed to provide financial support to the investee. Berkshire bases such additional equity method loss amounts, if any, on the change in its claim on the investee’s book value.
(e)	Loans and finance receivables
Loans and finance receivables consist of commercial and consumer loans originated or purchased by Berkshire’s finance and financial products businesses. Loans and finance receivables are stated at amortized cost less allowances for uncollectible accounts based on Berkshire’s ability and intent to hold such loans and receivables to maturity. Amortized cost represents acquisition cost, plus or minus origination and commitment costs paid or fees received, which together with acquisition premiums or discounts are deferred and amortized as yield adjustments over the life of the loan.
Allowances for estimated losses from uncollectible loans are recorded when it is probable that the counterparty will be unable to pay all amounts due according to the terms of the loan. Allowances are provided on aggregations of consumer loans with similar characteristics and terms based upon historical loss and recovery experience, delinquency rates, and current economic conditions. Provisions for loan losses are included in the Consolidated Statements of Earnings.
(f)	Derivatives
Derivative instruments include interest rate, currency, equity and credit swaps and options, interest rate caps and floors and futures and forward contracts.
Berkshire carries derivative contracts at estimated fair value. Derivatives are classified as derivative contract assets or liabilities in the accompanying Consolidated Balance Sheets and reflect reductions permitted under master netting agreements with counterparties. The fair values of these instruments represent the present value of estimated future cash flows under the contracts, which are a function of underlying interest rates, currency rates, security values, related volatility, counterparty creditworthiness and duration of the contracts. Changes in these factors or a combination thereof may affect the fair value of these instruments.
The preponderance of derivative contracts outstanding at December 31, 2005 and 2004 are not designated as hedging instruments for financial reporting purposes. Accordingly, changes in the fair value of such contracts are included in the Consolidated Statements of Earnings as derivative gains/losses.
Derivative contracts may provide for Berkshire or the counterparty to post collateral as security against the fair value of open or unsettled contracts. Cash collateral received from or paid to counterparties to secure derivative contract assets or liabilities is included in liabilities or assets of finance and financial products businesses in the Consolidated Balance Sheets. Securities received from counterparties as collateral are not recorded as assets and securities delivered to counterparties as collateral continue to be reflected as assets in the Consolidated Balance Sheets.
(g)	Securities sold under agreements to repurchase
Securities sold under agreements to repurchase are accounted for as collateralized borrowings and are recorded at the contractual repurchase amounts.
(h)	Inventories
Inventories consist of manufactured goods and purchased goods acquired for resale. Manufactured inventory costs include raw materials, direct and indirect labor and factory overhead. Inventories are stated at the lower of cost or market. As of December 31, 2005, approximately 59% of the total inventory cost was determined using the last-in-first-out (“LIFO”) method, 36% using the first-in-first-out (“FIFO”) method, with the remainder using the specific identification method. With respect to inventories carried at LIFO cost, the aggregate difference in value between LIFO cost and cost determined under FIFO methods was $237 million and $115 million as of December 31, 2005 and 2004, respectively.
(i)	Property, plant and equipment
Property, plant and equipment is recorded at cost. The cost of major additions and betterments are capitalized, while replacements, maintenance, and repairs that do not improve or extend the useful lives of the related assets are expensed as incurred.
Depreciation is provided principally on the straight-line method over estimated useful lives. Leasehold improvements are amortized over the life of the lease or the life of the improvement, whichever is shorter. Interest is capitalized as an integral component of cost during the construction period of simulators and facilities and is amortized over the life of the related assets.

(1)	Significant accounting policies and practices (Continued)
(i)	Property, plant and equipment (Continued)
Property, plant and equipment is evaluated for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated discounted present value of the expected future cash flows from using the asset. The resulting impairment loss is reflected in the Consolidated Statement of Earnings.
(j)	Goodwill
Goodwill represents the difference between purchase cost and the fair value of net assets acquired in business acquisitions. Goodwill is tested for impairment using a variety of methods at least annually and impairments, if any, are charged to earnings. Key assumptions used in the testing include, but are not limited to, the use of an appropriate discount rate and estimated future cash flows. In estimating cash flows, the Company incorporates current market information as well as historical factors. During 2005 and 2004, the Company did not record any goodwill impairments.
(k)	Revenue recognition
Insurance premiums for prospective property/casualty insurance and reinsurance and health reinsurance policies are earned in proportion to the level of insurance protection provided. In most cases, premiums are recognized as revenues ratably over the term of the contract with unearned premiums computed on a monthly or daily pro rata basis. Premiums for retroactive reinsurance property/casualty policies are earned at the inception of the contracts. Premiums for life reinsurance contracts are earned when due.
Premiums earned are stated net of amounts ceded to reinsurers. Premiums are estimated with respect to certain reinsurance contracts written during the period where reports from ceding companies for the period are not contractually due until after the balance sheet date. For policies containing experience rating provisions, premiums are based upon estimated loss experience under the contract.
Sales revenues derive from the sales of manufactured products and goods acquired for resale. Revenues from sales are recognized upon passage of title to the customer, which generally coincides with customer pickup, product delivery or acceptance, depending on terms of the sales arrangement.
Service revenues derive primarily from pilot training and flight operations and flight management activities. Service revenues are recognized as the services are performed. Services provided pursuant to a contract are either recognized over the contract period, or upon completion of the elements specified in the contract, depending on the terms of the contract.
Interest income from investments in bonds and loans is earned under the constant yield method and includes accrual of interest due under terms of the investment security or loan agreement as well as amortization of acquisition premiums and accruable discounts. In determining the constant yield for mortgage-backed securities, anticipated counterparty prepayments are estimated and evaluated periodically. Dividends from equity securities are accrued and earned on the ex-dividend date.
(l)	Losses and loss adjustment expenses
Liabilities for unpaid losses and loss adjustment expenses represent estimated claim and claim settlement costs of property/casualty insurance and reinsurance contracts with respect to losses that have occurred as of the balance sheet date. The liabilities for losses and loss adjustment expenses are recorded at the estimated ultimate payment amounts, except that amounts arising from certain workers’ compensation reinsurance business are discounted as discussed below. Estimated ultimate payment amounts are based upon (1) individual case estimates, (2) reports of losses from policyholders and (3) estimates of incurred but not reported (“IBNR”) losses.
The estimated liabilities of workers’ compensation claims assumed under certain reinsurance contracts are carried in the Consolidated Balance Sheets at discounted amounts. Discounted amounts are based upon an annual discount rate of 4.5% for claims arising prior to 2003 and 1% for claims arising after 2002, consistent with discount rates used under statutory accounting principles. The periodic discount accretion is included in the Consolidated Statements of Earnings as a component of losses and loss adjustment expenses.
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
Costs that vary and are related to the issuance of insurance policies are deferred, subject to ultimate recoverability, and charged to underwriting expenses as the related premiums are earned. Acquisition costs consist of commissions, premium taxes, advertising and other underwriting costs. The recoverability of premium acquisition costs, generally, reflects anticipation of investment income. The unamortized balances of deferred premium acquisition costs are included in other assets and were $1,287 million and $1,371 million at December 31, 2005 and 2004, respectively.
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
Deferred income taxes are calculated under the liability method. Deferred tax assets and liabilities are based on differences between the financial statement and tax bases of assets and liabilities at the enacted tax rates. Changes in deferred income tax assets and liabilities that are associated with components of other comprehensive income (primarily unrealized investment gains and losses) are charged or credited directly to other comprehensive income. Otherwise, changes in deferred income tax assets and liabilities are included as a component of income tax expense. Valuation allowances have been established for certain deferred tax assets where management has judged that realization is not likely.
(r)	Accounting pronouncements to be adopted in 2006
In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, voluntary changes in accounting principle were required to be recognized by including in net income of the period of change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. When it is impractical to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. The provisions of this Statement are effective for fiscal years beginning after December 15, 2005, with early adoption permitted. The adoption of SFAS 154 is not expected to have a material effect on Berkshire’s Consolidated Financial Statements.
In November 2005, FASB Staff Position Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” was issued. The provisions of this pronouncement address when an investment is considered impaired, whether the impairment is considered other than temporary and the measurement of an impairment loss. In addition, this pronouncement requires certain disclosures regarding unrealized losses that have not been recognized as losses in net earnings. The guidance in the pronouncement amends SFAS No. 115 “Accounting for Certain Debt and Equity Securities” and is effective for reporting periods beginning after December 15, 2005. Berkshire does not anticipate that the adoption of this FSP will have a material effect on the Consolidated Financial Statements.
(2)	Investments in MidAmerican Energy Holdings Company
     Berkshire’s investment in MidAmerican Energy Holdings Company (“MidAmerican”) as of December 31, 2005 and 2004, which was accounted for pursuant to the equity method, is summarized below. Dollar amounts are in millions.

			Carrying value
	Shares	Cost	2005	2004
Common stock	900,942	$32	$58	$50
Cumulative convertible preferred stock	41,263,395	1,613	2,778	2,439

		$1,645	2,836	2,489

Redeemable 11% trust preferred securities (debt) at cost and par			1,289	1,478

			$4,125	$3,967

(2) Investments in MidAmerican Energy Holdings Company (Continued)
     MidAmerican owns a combined electric and natural gas utility company in the United States, two interstate natural gas pipeline companies in the United States, two electricity distribution companies in the United Kingdom, a diversified portfolio of domestic and international electric power projects and the second largest residential real estate brokerage firm in the United States.
     Through its investments in MidAmerican common and convertible preferred stock, at December 31, 2005, Berkshire possessed 9.7% of the voting rights and 83.4% (80.5% diluted) of the economic rights in MidAmerican. Each share of convertible preferred stock was convertible into a share of common stock only upon the occurrence of specified events, including the elimination of the Public Utility Holding Company Act of 1935 (“PUHCA”). Walter Scott, Jr., a member of Berkshire’s Board of Directors, controlled approximately 86% of the voting interest in MidAmerican at December 31, 2005.
     During the three year period ending December 31, 2005, Berkshire possessed the ability to exercise significant influence on the operations of MidAmerican through its investments in common and convertible preferred stock of MidAmerican. The convertible preferred stock, although generally non-voting, was substantially an identical subordinate interest to a share of common stock and economically equivalent to common stock. Therefore, during this period, Berkshire accounted for its investments in MidAmerican pursuant to the equity method.
     The Energy Policy Act of 2005 was enacted on August 8, 2005 and included the repeal of PUHCA, which became effective on February 8, 2006. On February 9, 2006, Berkshire Hathaway converted its preferred stock to common stock and upon conversion, owned approximately 83.4% (80.5% diluted) of the voting common stock interests. As of that date, Berkshire is deemed to control MidAmerican for financial reporting purposes. The accounts of MidAmerican will be consolidated in Berkshire’s Consolidated Financial Statements beginning February 2006. However, there will be no changes in MidAmerican’s operations, management or capital structure as a result of the consolidation of MidAmerican. Specifically, MidAmerican’s debt is currently not guaranteed by Berkshire. However, Berkshire has made a commitment until February 28, 2011 that would allow MidAmerican to request up to $3.5 billion of capital to pay its debt obligations or to provide funding to its regulated subsidiaries.
     Beginning in 2006, Berkshire’s Consolidated Financial Statements will consolidate the accounts of MidAmerican. Although the consolidation of MidAmerican will have a significant impact on consolidated revenues and expenses, the only difference in consolidated net earnings or shareholders’ equity from the equity method amounts will pertain to deferred income taxes. Berkshire will cease accruing deferred income taxes with respect to its investments in MidAmerican in accordance with SFAS No. 109. Due to the significance of this change in accounting on future Consolidated Financial Statement presentations, an unaudited pro forma balance sheet has been included on the face of Berkshire’s Consolidated Balance Sheets which reflects the consolidation of MidAmerican as of December 31, 2005. Berkshire management believes that such unaudited pro forma information is meaningful and relevant to investors, creditors and other financial statement users.
     Condensed consolidated balance sheets and statements of earnings of MidAmerican are as follows (in millions).

	December 31,	December 31,
Balance Sheets	2005	2004
Assets:
Properties, plants, and equipment, net	$11,915	$11,607
Goodwill	4,156	4,307
Other assets	4,122	3,990

	$20,193	$19,904

Liabilities and shareholders’ equity:
Debt, except debt owed to Berkshire	$10,296	$10,528
Debt owed to Berkshire	1,289	1,478
Other liabilities and minority interests	5,223	4,927

	16,808	16,933
Shareholders’ equity	3,385	2,971

	$20,193	$19,904

Statements of Earnings	2005	2004	2003
Operating revenue and other income	$7,279	$6,727	$6,143

Costs and expenses:
Cost of sales and operating expenses	4,978	4,390	3,913
Depreciation and amortization	608	638	603
Interest expense – debt held by Berkshire	157	170	184
Other interest expense	717	713	716

	6,460	5,911	5,416

Earnings before taxes	819	816	727
Income taxes and minority interests	261	278	284

Earnings from continuing operations	558	538	443
Gain (loss) on discontinued operations	5	(368)	(27)

Net earnings	$563	$170	$416

Notes to Consolidated Financial Statements (Continued)
(2) Investments in MidAmerican Energy Holdings Company (Continued)
     On September 10, 2004, MidAmerican’s management decided to cease operations of mineral extraction facilities installed near certain geothermal energy generation sites (“the Project”), at which proprietary processes were used to extract zinc from geothermal brine and fluids. MidAmerican’s management concluded that the Project could not become commercially viable. Consequently, a non-cash impairment charge of approximately $340 million, after tax, was required to write-down assets of the Project, rights to quantities of extractable minerals, and allocated goodwill to estimated net realizable value.
(3) Significant business acquisitions
     Berkshire’s long-held acquisition strategy is to purchase businesses with consistent earning power, good returns on equity, able and honest management and at sensible prices. During the last three years, Berkshire acquired several businesses which are described in the following paragraphs.
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
     On June 30, 2005, Berkshire acquired Medical Protective Company (“Med Pro”) from GE Insurance Solutions. Med Pro is one of the nation’s premier professional liability insurers for physicians, dentists and other primary health care providers. On August 31, 2005, Berkshire acquired Forest River, Inc., (“Forest River”) a leading manufacturer of leisure vehicles in the U.S. Forest River manufactures a complete line of motorized and towable recreational vehicles, utility trailers, buses, boats and manufactured houses. Operating results of Med Pro and Forest River are consolidated with Berkshire’s results beginning as of July 1, 2005 and September 1, 2005, respectively. Inclusion of Med Pro’s and Forest River’s results as of the beginning of 2004 would not have materially impacted Berkshire’s consolidated results of operations as reported. Aggregate consideration paid for all business acquisitions completed during 2005, including smaller acquisitions directed by certain Berkshire subsidiaries was $2.4 billion.
     In May 2005, MidAmerican (See Note 2) reached a definitive agreement with Scottish Power plc to acquire its subsidiary, PacifiCorp, a regulated electric utility providing service to customers in six Western states for approximately $5.1 billion in cash. It is currently expected that MidAmerican will issue $3.4 billion of additional capital stock to Berkshire (the additional MidAmerican capital stock to be acquired for purposes of funding the PacifiCorp acquisition is in addition to Berkshire’s equity commitment described in Note 2) which will increase Berkshire’s ownership percentage of MidAmerican to approximately 88.6% (86.5% diluted). The proceeds from the issuance of the capital stock along with proceeds from the planned issuance by MidAmerican of $1.7 billion of long-term debt or other securities will be used to fund the purchase. The acquisition is subject to customary closing conditions and is expected to close in March 2006.
     Subsequent to December 31, 2005, Berkshire agreed to acquire Business Wire, a leading global distributor of corporate news, multimedia and regulatory filings and to acquire an 81% interest in Applied Underwriters, an industry leader in integrated workers’ compensation solutions. The Business Wire acquisition closed on February 28, 2006 and the acquisition of Applied Underwriters is expected to close prior to May 1, 2006.
(4) Loans and receivables
     Receivables of insurance and other businesses are comprised of the following (in millions).

	December 31,	December 31,
	2005	2004
Insurance premiums receivable	$4,406	$3,968
Reinsurance recoverables	2,990	2,556
Trade and other receivables	5,340	5,225
Allowances for uncollectible accounts	(339)	(458)

	$12,397	$11,291

     Loans and finance receivables of finance and financial products businesses are comprised of the following (in millions).

	December 31,	December 31,
	2005	2004
Consumer installment loans and finance receivables	$9,792	$7,740
Commercial loans and finance receivables	1,481	1,496
Allowances for uncollectible loans	(186)	(61)

	$11,087	$9,175

     Allowances for uncollectible loans primarily relate to consumer installment loans. Provisions for consumer loan losses totaled $232 million in 2005 and $116 million in 2004. Loan charge-offs totaled $110 million in 2005 and $99 million in 2004. Consumer loan amounts are net of acquisition discounts totaling $579 million at December 31, 2005 and $461 million as of December 31, 2004.

(5) Investments in fixed maturity securities
     Investments in securities with fixed maturities as of December 31, 2005 and 2004 are shown below (in millions).

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses *	Value
December 31, 2005
Insurance and other:
Obligations of U.S. Treasury, U.S. government corporations and agencies	$7,660	$13	$(28)	$7,645
Obligations of states, municipalities and political subdivisions	4,243	104	(14)	4,333
Obligations of foreign governments	6,884	105	(28)	6,961
Corporate bonds and redeemable preferred stock	5,492	1,492	(15)	6,969
Mortgage-backed securities	1,472	45	(5)	1,512

	$25,751	$1,759	$(90)	$27,420

Finance and financial products:
Obligations of U.S. Treasury, U.S. government corporations and agencies	$63	$—	$—	$63
Obligations of foreign governments	51	—	—	51
Corporate bonds	348	62	—	410
Mortgage-backed securities	1,425	44	(2)	1,467

	$1,887	$106	$(2)	$1,991

Mortgage-backed securities, held-to-maturity	$1,444	$181	$(1)	$1,624

December 31, 2004
Insurance and other:
Obligations of U.S. Treasury, U.S. government corporations and agencies	$1,576	$25	$(11)	$1,590
Obligations of states, municipalities and political subdivisions	3,569	156	—	3,725
Obligations of foreign governments	6,996	101	(10)	7,087
Corporate bonds and redeemable preferred stocks	6,541	1,898	(6)	8,433
Mortgage-backed securities	1,918	95	(2)	2,011

	$20,600	$2,275	$(29)	$22,846

Finance and financial products:
Obligations of U.S. Treasury, U.S. government corporations and agencies	$3,702	$518	$—	$4,220
Corporate bonds	433	80	(1)	512
Mortgage-backed securities	2,200	103	—	2,303

	$6,335	$701	$(1)	$7,035

Mortgage-backed securities, held-to-maturity	$1,424	$190	$—	$1,614

*	Primarily relates to securities whose amortized cost has exceeded fair value for less than twelve months.
     The amortized cost and estimated fair values of securities with fixed maturities at December 31, 2005, are summarized below by contractual maturity dates. Actual maturities will differ from contractual maturities because issuers of certain of the securities retain early call or prepayment rights. Amounts are in millions.

	Amortized	Fair
	Cost	Value
Due in 2006	$8,303	$8,463
Due 2007 — 2010	10,482	10,950
Due 2011 — 2015	3,907	4,210
Due after 2015	2,050	2,809

	24,742	26,432
Mortgage-backed securities	4,341	4,603

	$29,083	$31,035

Notes to Consolidated Financial Statements (Continued)
(6)	Investments in equity securities
     Data with respect to investments in equity securities are shown below. Amounts are in millions.

		Unrealized	Fair
	Cost	Gains/losses	Value
December 31, 2005
Common stock of:
American Express Company	$1,287	$6,515	$7,802
The Coca-Cola Company	1,299	6,763	8,062
The Procter & Gamble Company	5,963	(175)	5,788
Wells Fargo & Company	2,754	3,221	5,975
Other	10,036	9,058	19,094

	$21,339	$25,382	$46,721

December 31, 2004
Common stock of:
American Express Company	$1,470	$7,076	$8,546
The Coca-Cola Company	1,299	7,029	8,328
The Gillette Company	600	3,699	4,299
Wells Fargo & Company	463	3,045	3,508
Other	5,505	7,531	13,036

	$9,337	$28,380	$37,717

     Common shares of American Express Company (“AXP”) owned by Berkshire and its subsidiaries possessed approximately 12% of the voting rights of all AXP shares outstanding at December 31, 2005. The shares are held subject to various agreements which, generally, prohibit Berkshire from (i) unilaterally seeking representation on the Board of Directors of AXP, (ii) possessing 17% or more of the aggregate voting securities of AXP and (iii) subject to certain exceptions, selling AXP common shares to any person who owns 5% or more of AXP voting securities or seeks to control AXP, without the consent of AXP. In addition, so long as Kenneth Chenault is chief executive officer of AXP, Berkshire will vote its shares in accordance with the recommendations of AXP’s Board of Directors.
     The investment in AXP as of December 31, 2005 excludes the values associated with Ameriprise Financial, Inc. (“AMP”), which was spun-off by AXP on September 30, 2005. At December 31, 2005, the fair value of AMP common stock ($1,243 million) is included in other equity securities.
     Effective October 1, 2005, The Procter & Gamble Company (“PG”) acquired 100% of The Gillette Company (“Gillette”) by issuing 0.975 shares of its common stock for each outstanding share of Gillette common stock. Berkshire recognized a non-cash pre-tax investment gain of approximately $5.0 billion upon the exchange of Gillette shares for PG shares. The cost of PG shares in the table above includes the fair value of Gillette shares exchanged for PG shares.
     Total unrealized losses of equity securities at December 31, 2005 were $510 million, all of which related to securities in an unrealized loss position for less than twelve months. There were no unrealized losses at December 31, 2004.
(7) Investment gains (losses)
     Investment gains (losses) are summarized below (in millions).

	2005	2004	2003
Fixed maturity securities —
Gross gains from sales and other disposals	$792	$883	$2,559
Gross losses from sales and other disposals	(23)	(63)	(31)
Equity securities —
Gross gains from sales and other disposals	5,612	769	850
Gross losses from sales	(6)	(1)	(167)
Losses from other-than-temporary impairments	(114)	(19)	(289)
Life settlement contracts	(82)	(207)	—
Other investments	17	274	382

	$6,196	$1,636	$3,304

Net gains are reflected in the Consolidated Statements of Earnings as follows

Insurance and other	$5,728	$1,746	$2,914
Finance and financial products	468	(110)	390

	$6,196	$1,636	$3,304

     Gross gains from sales and other disposals of equity securities during 2005 includes the $5.0 billion gain on the exchange of Gillette shares for PG shares described in Note 6.

(8)	Goodwill

A reconciliation of the change in the carrying value of goodwill for 2005 and 2004 is as follows (in millions).

	2005	2004
Balance at beginning of year	$23,012	$22,948
Acquisitions of businesses and other	632	64

Balance at end of year	$23,644	$23,012

(9)	Inventories

Inventories are comprised of the following (in millions):

	December 31,	December 31,
	2005	2004
Raw materials	$657	$527
Work in progress and other	271	256
Finished manufactured goods	1,217	1,201
Purchased goods	1,998	1,858

	$4,143	$3,842

(10)	Property, plant and equipment

Property, plant and equipment is comprised of the following (in millions):

	Ranges of	December 31,	December 31,
	estimated useful life	2005	2004
Land	—	$361	$312
Buildings and improvements	10 — 40 years	2,623	2,525
Machinery and equipment	3 — 20 years	6,774	5,763
Furniture, fixtures and other	3 — 20 years	1,649	1,332

		11,407	9,932
Accumulated depreciation		(3,907)	(3,416)

		$7,500	$6,516

(11)	Derivatives

A summary of the fair value and gross notional value of open derivative contracts follows. Amounts are in millions.

	December 31, 2005			December 31, 2004
			Notional			Notional
	Assets	Liabilities	Value	Assets	Liabilities	Value
Foreign currency forwards	$12	$243	$13,760	$1,767	$6	$21,445
Interest rate, credit and foreign currency swaps	977	3,142	43,941	6,043	7,651	153,185
Equity options	35	1,592	14,488	69	380	4,626
Foreign currency options	117	241	2,072	343	352	6,083
Interest rate options	164	347	12,033	500	893	28,961

	1,305	5,565		8,722	9,282
Adjustment for counterparty netting	(504)	(504)		(4,488)	(4,488)

Derivative contract assets and liabilities	$801	$5,061		$4,234	$4,794

     Berkshire utilizes derivatives in order to manage certain economic risks of its businesses as well as to assume specified amounts of market and credit risk from others. The contracts summarized in the preceding table, with limited exceptions, are not designated as hedges for financial reporting purposes. Changes in the fair values of derivative assets and derivative liabilities that do not qualify as hedges are reported in the Consolidated Statements of Earnings as derivative gains/losses. In 2002, Berkshire began to enter into foreign currency forward contracts with the objective of partially managing corporate-wide adverse risk from the decline in the value of the U.S. Dollar. Berkshire has also written equity index options and credit default swap contracts during the last two years.
     Since January 2002, the operations of General Re Securities (“GRS”) have been in run-off. As of December 31, 2005, approximately 95% of GRS’s derivative risks (as measured by the gross notional value) that existed as of the commencement of the run-off have been liquidated. The run-off is expected to continue over several more years, however, management believes that the remaining exposures are not material.

Notes to Consolidated Financial Statements (Continued)
(11) Derivatives (Continued)
     Master netting agreements are utilized to manage counterparty credit risk, where gains and losses are netted across other contracts with that counterparty. In addition, Berkshire may receive cash or securities from counterparties as collateral. Likewise, Berkshire may be required to post cash or securities as collateral with counterparties under similar circumstances. At December 31, 2005, Berkshire held collateral with a fair value of $422 million, including cash of $379 million to secure open contract assets. At December 31, 2005, Berkshire posted collateral with a fair value of approximately $853 million (which includes $487 million in cash) with counterparties as security on contract liabilities. Berkshire may be required to post collateral to cover derivative liabilities in the event of a downgrade of its credit rating below specified levels. Assuming non-performance by all counterparties on all contracts potentially subject to a credit loss, the maximum potential receivable loss, net of collateral held, at December 31, 2005 approximated $379 million.
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
     Supplemental data with respect to unpaid losses and loss adjustment expenses of property/casualty insurance subsidiaries is as follows (in millions).

	2005	2004	2003
Unpaid losses and loss adjustment expenses:
Gross liabilities at beginning of year	$45,219	$45,393	$43,771
Ceded losses and deferred charges at beginning of year	(5,132)	(5,684)	(6,002)

Net balance at beginning of year	40,087	39,709	37,769

Incurred losses recorded during the year:
Current accident year	15,839	13,043	13,135
All prior accident years	(357)	419	480

Total incurred losses	15,482	13,462	13,615

Payments during the year with respect to:
Current accident year	(5,514)	(4,746)	(4,493)
All prior accident years	(7,793)	(8,828)	(8,092)

Total payments	(13,307)	(13,574)	(12,585)

Unpaid losses and loss adjustment expenses:
Net balance at end of year	42,262	39,597	38,799
Ceded losses and deferred charges at end of year	5,200	5,132	5,684
Foreign currency translation adjustment	(728)	490	910
Acquisitions	1,300	—	—

Gross liabilities at end of year	$48,034	$45,219	$45,393

     Prior accident years losses incurred in 2005 include amortization of deferred charges related to retroactive reinsurance contracts incepting prior to January 1, 2005. Amortization charges included in prior accident years losses were $294 million in 2005, $451 million in 2004 and $432 million in 2003.
     Certain workers’ compensation reserves are discounted. Net discounted liabilities at December 31, 2005 and 2004 were $2,434 million and $2,280 million, respectively, and are net of discounts totaling $2,798 million and $2,611 million. Periodic accretions of these discounts are also a component of prior years losses incurred. The accretion of discounted liabilities was approximately $92 million in 2005, $87 million in 2004 and $85 million in 2003.
     Incurred losses “all prior accident years” also reflects the amount of estimation error charged or credited to earnings in each year with respect to the liabilities established as of the beginning of that year. In both 2005 and 2004, Berkshire reduced the beginning of the year net loss and loss adjustment expense liability by $743 million and $119 million respectively. In 2003, Berkshire recorded a loss of $37 million related to prior years loss occurrences.
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

(12) Unpaid losses and loss adjustment expenses (Continued)
     The liabilities for environmental, asbestos, and latent injury claims and claims expenses net of reinsurance recoverables were approximately $5.4 billion at December 31, 2005 and $5.6 billion at December 31, 2004. These liabilities include $4.0 billion at December 31, 2005 and $4.2 billion at December 31, 2004, of liabilities assumed under retroactive reinsurance contracts written by the Berkshire Hathaway Reinsurance Group. Liabilities arising from retroactive contracts with exposure to claims of this nature are generally subject to aggregate policy limits. Thus, Berkshire’s exposure to environmental and latent injury claims under these contracts is, likewise, limited.
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
(13) Notes payable and other borrowings
     Notes payable and other borrowings of Berkshire and its subsidiaries are summarized below. Amounts are in millions.

	December 31,	December 31,
	2005	2004
Insurance and other:
Issued by Berkshire:
SQUARZ notes due 2007	$336	$400
Investment Agreements due 2007-2033	656	406
Issued by subsidiaries and guaranteed by Berkshire:
Commercial paper and other short-term borrowings	1,381	1,139
Other debt due 2006-2035	315	315
Issued by subsidiaries and not guaranteed by Berkshire due 2006-2041	895	1,190

	$3,583	$3,450

Finance and financial products:
Issued by Berkshire Hathaway Finance Corporation and guaranteed by Berkshire:
3.4% notes due 2007	$700	$699
3.375% and floating rate notes due 2008	3,095	1,049
4.20% and 4.125% notes due 2010	1,992	497
4.75% notes due 2012	695	—
4.625% notes due 2013	948	948
5.1% notes due 2014	401	401
4.85% notes due 2015	994	—
Issued by other subsidiaries and guaranteed by Berkshire due 2006-2027	417	344
Issued by subsidiaries and not guaranteed by Berkshire due 2006-2030	1,626	1,449

	$10,868	$5,387

     Investment agreements represent numerous individual borrowing arrangements under which Berkshire is required to periodically pay interest over the contract terms. The weighted average interest rate on amounts outstanding as of December 31, 2005 was 3.3%. Under certain conditions, principal amounts may be redeemed without premium prior to the contractual maturity date at the option of the counterparties.
     Commercial paper and other short-term borrowings are utilized by certain non-insurance and finance businesses as part of normal operations. Weighted average interest rates as of December 31, 2005 and 2004 were 4.4% and 2.4% respectively. Berkshire affiliates have approximately $2.6 billion of available unused lines of credit and commercial paper capacity to support their short-term borrowing programs and, otherwise, provide additional liquidity.
     In May 2002, Berkshire issued 40,000 SQUARZ securities for net proceeds of $398 million. Each SQUARZ security consists of a $10,000 par amount senior note due in November 2007 together with a warrant, which expires in May 2007. Interest is payable at a rate of 3.00% per annum. In May 2005, $64 million par amount of senior notes were tendered at the option of the holders for redemption at par, and a corresponding amount of warrants were cancelled. In addition, holders of the senior notes have the option to require Berkshire to repurchase the senior notes at par on May 15, 2006, provided that the holders also surrender a corresponding amount of warrants for cancellation. Also, the warrants may be exercised to purchase either 0.1116 shares of Class A common stock (effectively at $89,606 per share) or 3.3480 shares (effectively at $2,987 per share) of Class B common stock for $10,000. A warrant premium is payable to Berkshire at an annual rate of 3.75%.

Notes to Consolidated Financial Statements (Continued)
(13) Notes payable and other borrowings (Continued)
     Berkshire Hathaway Finance Corporation (“BHFC”), a wholly-owned subsidiary of Berkshire, issued senior notes at various times during 2003, 2004 and 2005. Par amounts of such issuances aggregated $5.25 billion in 2005, $1.6 billion in 2004 and $2.0 billion in 2003. The proceeds were used in the financing of manufactured housing loan originations and portfolio acquisitions of Clayton Homes.
     Generally, Berkshire’s guarantee of a subsidiary’s debt obligation is an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all present and future payment obligations of the issuer.
     Payments of principal amounts expected during the next five years are as follows (in millions).

	2006	2007	2008	2009	2010
Insurance and other	$1,502	$626	$14	$434	$7
Finance and financial products	426	870	3,495	96	2,214

	$1,928	$1,496	$3,509	$530	$2,221

(14) Income taxes
     The liability for income taxes as of December 31, 2005 and 2004 as reflected in the accompanying Consolidated Balance Sheets is as follows (in millions).

	2005	2004
Payable currently	$258	$1,073
Deferred	11,994	11,174

	$12,252	$12,247

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are shown below (in millions).

	2005	2004
Deferred tax liabilities:
Investments — unrealized appreciation; basis differences	$11,882	$11,517
Deferred charges reinsurance assumed	828	955
Property, plant and equipment	1,202	1,201
Other	1,165	677

	15,077	14,350

Deferred tax assets:
Unpaid losses and loss adjustment expenses	(867)	(1,129)
Unearned premiums	(403)	(388)
Accrued liabilities	(815)	(830)
Other	(998)	(829)

	(3,083)	(3,176)

Net deferred tax liability	$11,994	$11,174

     Deferred income taxes have not been established with respect to undistributed earnings of certain foreign subsidiaries. Such earnings are expected to remain reinvested indefinitely and totaled approximately $512 million as of December 31, 2005. Upon distribution as dividends or otherwise, such amounts would be subject to taxation in the United States as well as foreign countries. However, U.S. tax liabilities could be offset, in whole or in part, by tax credits allowable from taxes paid to foreign jurisdictions. Determination of the potential net tax due is impracticable due to the complexities of hypothetical calculations involving uncertain timing and amounts of taxable income and the effects of multiple taxing jurisdictions.
     The Consolidated Statements of Earnings reflect charges for income taxes as shown below (in millions).

	2005	2004	2003
Federal	$3,736	$3,313	$3,490
State	129	108	81
Foreign	294	148	234

	$4,159	$3,569	$3,805

Current	$2,057	$3,746	$3,346
Deferred	2,102	(177)	459

	$4,159	$3,569	$3,805

(14) Income taxes (Continued)
     Berkshire and its subsidiaries’ income tax returns are continuously under audit by U.S. Federal and various local and international taxing authorities. Berkshire’s consolidated U.S. Federal income tax return liabilities have been settled with the Internal Revenue Service through 1998. Berkshire is also involved in income tax litigation in the U.S. with respect to certain issues in Federal income tax returns dating back to 1988, in which a favorable ruling from the U.S. District Court was received in the fourth quarter of 2005. On February 16, 2006, the U.S. Government appealed this ruling to the United States Court of Appeals. Although the ultimate resolution of these matters remains uncertain, Berkshire does not currently believe that the impact of potential audit adjustments will have a material effect on its Consolidated Financial Statements.
     Charges for income taxes are reconciled to hypothetical amounts computed at the U.S. Federal statutory rate in the table shown below (in millions).

	2005	2004	2003
Earnings before income taxes	$12,791	$10,936	$12,020

Hypothetical amounts applicable to above computed at the Federal statutory rate	$4,477	$3,828	$4,207
Tax effects resulting from:
Tax-exempt interest income	(65)	(59)	(88)
Dividends received deduction	(133)	(116)	(100)
Net earnings of MidAmerican	(183)	(83)	(150)
State income taxes, less Federal income tax benefit	84	70	53
Foreign rate differences	56	(41)	(104)
Other differences, net	(77)	(30)	(13)

Total income taxes	$4,159	$3,569	$3,805

(15) Dividend restrictions — Insurance subsidiaries
     Payments of dividends by insurance subsidiaries are restricted by insurance statutes and regulations. Without prior regulatory approval, insurance subsidiaries may pay up to approximately $6.7 billion as ordinary dividends during 2006.
     Combined shareholders’ equity of U.S. based property/casualty insurance subsidiaries determined pursuant to statutory accounting rules (Statutory Surplus as Regards Policyholders) was approximately $52 billion at December 31, 2005 and $48 billion at December 31, 2004.
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
(16) Fair values of financial instruments
     The estimated fair values of Berkshire’s financial instruments as of December 31, 2005 and 2004, are as follows (in millions).

	Carrying Value		Fair Value
	2005	2004	2005	2004
Insurance and other:
Investments in fixed maturity securities	$27,420	$22,846	$27,420	$22,846
Investments in equity securities	46,721	37,717	46,721	37,717
Notes payable and other borrowings	3,583	3,450	3,653	3,558
Finance and financial products:
Investments in fixed maturity securities	3,435	8,459	3,615	8,648
Derivative contract assets	801	4,234	801	4,234
Loans and finance receivables	11,087	9,175	11,370	9,382
Notes payable and other borrowings	10,868	5,387	10,865	5,499
Derivative contract liabilities	5,061	4,794	5,061	4,794
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

Notes to Consolidated Financial Statements (Continued)
(17) Common stock
     Changes in issued and outstanding Berkshire common stock during the three years ended December 31, 2005 are shown in the table below.

	Class A Common, $5 Par Value	Class B Common, $0.1667 Par Value
	(1,650,000 shares authorized)	(55,000,000 shares authorized)
	Shares Issued and	Shares Issued and
	Outstanding	Outstanding
Balance December 31, 2002	1,311,186	6,704,117
Conversions of Class A common stock to Class B common stock and other	(28,207)	905,426

Balance December 31, 2003	1,282,979	7,609,543
Conversions of Class A common stock to Class B common stock and other	(14,196)	489,632

Balance December 31, 2004	1,268,783	8,099,175
Conversions of Class A common stock to Class B common stock and other	(7,863)	294,908

Balance December 31, 2005	1,260,920	8,394,083

     Each share of Class B common stock has dividend and distribution rights equal to one-thirtieth (1/30) of such rights of a Class A share. Accordingly, on an equivalent Class A common stock basis there are 1,540,723 shares outstanding as of December 31, 2005 and 1,538,756 shares as of December 31, 2004.
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
(18) Pension plans
     Several Berkshire subsidiaries individually sponsor defined benefit pension plans covering certain employees. Benefits under the plans are generally based on years of service and compensation, although benefits under certain plans are based on years of service and fixed benefit rates. The companies generally contribute to the plans amounts required to meet regulatory requirements plus additional amounts determined by management based on actuarial valuations. The measurement date for the pension plans is predominantly December 31.
     The components of net periodic pension expense for each of the three years ending December 31, 2005 are as follows (in millions).

	2005	2004	2003
Service cost	$113	$109	$105
Interest cost	190	189	181
Expected return on plan assets	(186)	(171)	(159)
Curtailment gain	—	(70)	—
Net amortization, deferral and other	9	13	7

Net pension expense	$126	$70	$134

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
     The increase (decrease) in minimum liabilities included in other comprehensive income was $63 million in 2005, $41 million in 2004, and $(3) million in 2003. Such amounts include Berkshire’s share of changes in minimum liabilities of MidAmerican.
     The accumulated benefit obligation is the actuarial present value of benefits earned based on service and compensation prior to the valuation date. The projected benefit obligation is the actuarial present value of benefits earned based upon service and compensation prior to the valuation date and includes assumptions regarding future compensation levels when benefits are based on those amounts. Information regarding accumulated and projected benefit obligations is shown in the table that follows (in millions).

	2005	2004
Projected benefit obligation, beginning of year	$3,293	$3,192
Service cost	113	109
Interest cost	190	189
Benefits paid	(171)	(165)
Actuarial loss and other	177	(32)

Projected benefit obligation, end of year	$3,602	$3,293

Accumulated benefit obligation, end of year	$3,228	$2,908

(18) Pension plans (Continued)
     Benefit obligations under qualified U.S. defined benefit plans are funded through assets held in trusts and are not included as assets in Berkshire’s Consolidated Financial Statements. Pension obligations under certain non-U.S. plans and non-qualified U.S. plans are unfunded. As of December 31, 2005, projected benefit obligations of non-qualified U.S. plans and non-U.S. plans which are not funded through assets held in trusts totaled $327 million. Information concerning plan assets as of December 31, 2005 and 2004 is presented in the table that follows (in millions).

	2005	2004
Plan assets at fair value, beginning of year	$3,039	$2,819
Employer contributions	104	78
Benefits paid	(171)	(165)
Actual return on plan assets	119	302
Other and expenses	10	5

Plan assets at fair value, end of year	$3,101	$3,039

	2005	2004
Cash and equivalents	$942	$999
U.S. Government obligations	1,103	837
Mortgage-backed securities	259	394
Corporate obligations	382	414
Equity securities	391	371
Other	24	24

	$3,101	$3,039

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
     The funded status of the plans as of December 31, 2005 and 2004 is as follows (in millions).

	2005	2004
Excess of projected benefit obligations over plan assets	$501	$254
Unrecognized net actuarial gains and other	27	262

Accrued benefit cost liability	$528	$516

     The total net deficit status for plans (including unfunded plans) with accumulated benefit obligations in excess of plan assets was $589 million and $425 million as of December 31, 2005 and 2004, respectively. Expected contributions to defined benefit pension plans during 2006 are estimated to be $86 million.
     Benefit payments over the next ten years, which reflect expected future service as appropriate, are expected to be paid as follows (in millions): 2006 — $155; 2007 — $161; 2008 - $170; 2009 — $178; 2010 — $183; and 2011 to 2015 — $1,068.
     Weighted average assumptions used in determining projected benefit obligations were as follows. These rates are substantially the same as the weighted average rates used in determining the net periodic pension expense.

	2005	2004
Discount rate	5.7	5.9
Expected long-term rate of return on plan assets	6.4	6.5
Rate of compensation increase	4.4	4.4
     Many Berkshire subsidiaries sponsor defined contribution retirement plans, such as 401(k) or profit sharing plans. Employee contributions to the plans are subject to regulatory limitations and the specific plan provisions. Berkshire subsidiaries may match these contributions up to levels specified in the plans, and may make additional discretionary contributions as determined by management. The total expenses related to employer contributions for these plans were $395 million, $338 million and $242 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Notes to Consolidated Financial Statements (Continued)
(19) Supplemental cash flow information
     A summary of supplemental cash flow information for each of the three years ending December 31, 2005 is presented in the following table (in millions).

	2005	2004	2003
Cash paid during the year for:
Income taxes	$2,695	$2,674	$3,309
Interest of finance and financial products businesses	484	495	372
Interest of insurance and other businesses	149	146	215
Non-cash investing and financing activities:
Liabilities assumed in connection with acquisitions of businesses	2,046	72	2,167
Fixed maturity securities sold offset by decrease in directly related repurchase agreements	4,693	2,075	5,936
Value of equity securities and warrants exchanged for equity securities	5,877	585	—
(20) Business segment data
     Berkshire’s reportable business segments are organized in a manner that reflects how management views those business activities. Certain businesses have been grouped together for segment reporting based upon similar products or product lines, marketing, selling and distribution characteristics, even though those business units are operated under separate local management. There are over 40 separate business units.
     The tabular information that follows shows data of reportable segments reconciled to amounts reflected in the Consolidated Financial Statements. Intersegment transactions are not eliminated in instances where management considers those transactions in assessing the results of the respective segments. In 2004, Berkshire adopted the provisions of EITF 00-21 (“Accounting for Revenue Arrangements with Multiple Deliverables”). As a result, for consolidated reporting purposes, the method of recognizing revenue related to fractional aircraft sales was changed. Management continues to evaluate the results of NetJets under the prior revenue recognition criteria and thus has shown the revenues and earnings before taxes for the Flight Services segment using the former revenue recognition method. Furthermore, Berkshire management does not consider investment and derivative gains/losses or amortization of purchase accounting adjustments in assessing the performance of reporting units. Collectively, these items are included in reconciliations of segment amounts to consolidated amounts.

Business Identity	Business Activity
GEICO	Underwriting private passenger automobile insurance mainly by direct response methods

General Re	Underwriting excess-of-loss, quota-share and facultative reinsurance worldwide

Berkshire Hathaway Reinsurance Group	Underwriting excess-of-loss and quota-share reinsurance for property and casualty insurers and reinsurers

Berkshire Hathaway Primary Group	Underwriting multiple lines of property and casualty insurance policies for primarily commercial accounts

Fruit of the Loom, Garan, Fechheimer Brothers, H.H. Brown Shoe Group and Justin Brands (“Apparel”)	Manufacturing and distribution of a variety of footwear and clothing products, including underwear, activewear, children’s clothes and uniforms

Acme Building Brands, Benjamin Moore, Johns Manville and MiTek (“Building products”)	Manufacturing and distribution of a variety of building materials and related products and services

BH Finance, Clayton Homes, XTRA, CORT, Berkshire Hathaway Life and General Re Securities (“Finance and financial products”)	Proprietary investing, manufactured housing and related consumer financing, transportation equipment leasing, furniture leasing, life annuities and risk management products

FlightSafety and NetJets (“Flight services”)	Training to operators of aircraft and ships and providing fractional ownership programs for general aviation aircraft

McLane Company	Wholesale distributing of groceries and non-food items

Nebraska Furniture Mart, R.C. Willey Home Furnishings, Star Furniture Company, Jordan’s Furniture, Borsheim’s, Helzberg Diamond Shops and Ben Bridge Jeweler (“Retail”)	Retail sales of home furnishings, appliances, electronics, fine jewelry and gifts

Shaw Industries	Manufacturing and distribution of carpet and floor coverings under a variety of brand names
     Other businesses not specifically identified consist of: Scott Fetzer, a diversified manufacturer and distributor of commercial and industrial products; Buffalo News, a newspaper publisher in Western New York; International Dairy Queen, which licenses and services a system of about 6,000 Dairy Queen stores; See’s Candies, a manufacturer and distributor of boxed chocolates and other confectionery products; Larson-Juhl, which designs, manufactures, and distributes custom picture framing products; CTB International, a manufacturer of equipment and systems for the poultry, hog, egg production and grain industries; The Pampered Chef, a direct seller of kitchen tools and Forest River, a leading manufacturer of leisure vehicles.

(20) Business segment data (Continued)
     A disaggregation of Berkshire’s consolidated data for each of the three most recent years is presented in the tables which follow on this and the following page. Amounts are in millions.

Operating Businesses:		Revenues
Insurance group:	2005	2004	2003

Premiums earned:
GEICO	$10,101	$8,915	$7,784
General Re	6,435	7,245	8,245
Berkshire Hathaway Reinsurance Group	3,963	3,714	4,430
Berkshire Hathaway Primary Group	1,498	1,211	1,034
Investment income	3,501	2,842	3,238

Total insurance group	25,498	23,927	24,731

Apparel	2,286	2,200	2,075
Building products	4,806	4,337	3,846
Finance and financial products *	4,559	3,774	3,045
Flight services	3,660	3,244	2,431
McLane Company	24,074	23,373	13,743
Retail	2,759	2,601	2,311
Shaw Industries	5,723	5,174	4,660
Other businesses	3,588	3,213	3,040

	76,953	71,843	59,882

Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses *	5,494	3,496	4,129
Other revenues	42	53	39
Eliminations and other	(826)	(1,010)	(191)

	$81,663	$74,382	$63,859

	Earnings (loss) before taxes
Operating Businesses:	and minority interests
Insurance group:	2005	2004	2003

Underwriting gain (loss):
GEICO	$1,221	$970	$452
General Re	(334)	3	145
Berkshire Hathaway Reinsurance Group	(1,069)	417	1,047
Berkshire Hathaway Primary Group	235	161	74
Net investment income	3,480	2,824	3,223

Total insurance group	3,533	4,375	4,941

Apparel	348	325	289
Building products	751	643	559
Finance and financial products *	822	584	619
Flight services	120	191	72
McLane Company	217	228	150
Retail	201	163	165
Shaw Industries	485	466	436
Other businesses	501	465	486

	6,978	7,440	7,717

Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses *	5,494	3,489	4,121
Equity in earnings of MidAmerican Energy Holdings Company	523	237	429
Interest expense, excluding interest allocated to business segments	(72)	(92)	(94)
Eliminations and other	(132)	(138)	(153)

	$12,791	$10,936	$12,020

*	Investment and derivative gains/losses exclude derivative losses of GRS (see Note 11) of $86 million, $25 million and $46 million in 2005, 2004 and 2003, respectively. The GRS derivative losses have been included in the results of the finance and financial products segment.

Notes to Consolidated Financial Statements (Continued)
(20) Business segment data (Continued)

				Depreciation
	Capital expenditures *			of tangible assets
Operating Businesses:	2005	2004	2003	2005	2004	2003
Insurance group	$60	$52	$55	$62	$52	$63
Apparel	79	51	71	52	52	51
Building products	212	219	170	184	172	174
Finance and financial products	354	373	296	221	213	181
Flight services	1,023	155	150	156	146	136
McLane Company	125	136	51	96	107	59
Retail	82	126	106	54	56	51
Shaw Industries	209	125	120	113	99	91
Other businesses	51	41	47	44	44	43

	$2,195	$1,278	$1,066	$982	$941	$849

*	Excludes capital expenditures which were part of business acquisitions.

	Goodwill		Identifiable assets
	at year-end		at year-end
Operating Businesses:	2005	2004	2005	2004
Insurance group:
GEICO	$1,370	$1,370	$18,262	$15,968
General Re	13,476	13,518	30,564	37,734
Berkshire Hathaway Reinsurance and Primary Groups	290	143	78,770	61,057

Total insurance group	15,136	15,031	127,596	114,759

Apparel	54	54	1,668	1,582
Building products	2,154	2,159	2,755	2,803
Finance and financial products	951	911	23,573	30,086
Flight services	1,369	1,369	3,171	2,823
McLane Company	158	158	2,555	2,349
Retail	434	434	1,765	1,669
Shaw Industries	2,228	1,979	2,711	2,153
Other businesses	1,160	917	2,579	1,875

	$23,644	$23,012	168,373	160,099

Reconciliation of segments to consolidated amount:
Corporate and other			2,183	1,796
Investments in MidAmerican Energy Holdings Company			4,125	3,967
Goodwill			23,644	23,012

			$198,325	$188,874

     Insurance premiums written by geographic region (based upon the domicile of the insured or reinsured) are summarized below. Dollars are in millions.

	Property/Casualty			Life/Health
	2005	2004	2003	2005	2004	2003
United States	$16,228	$14,886	$14,701	$1,147	$1,040	$1,031
Western Europe	2,643	3,533	3,880	578	361	297
All other	760	587	797	578	621	510

	$19,631	$19,006	$19,378	$2,303	$2,022	$1,838

(20) Business segment data (Continued)
     Consolidated sales and service revenues in 2005, 2004 and 2003 totaled $46.1 billion, $43.2 billion and $32.1 billion, respectively. Over 90% of such amounts in each year were in the United States with the remainder primarily in Canada and Europe. In 2005, consolidated sales and service revenues included $8.7 billion of sales to Wal-Mart Stores, Inc. which were primarily related to McLane’s wholesale distribution business that Berkshire acquired in May 2003.
     Premiums written and earned by Berkshire’s property/casualty and life/health insurance businesses are summarized below. Dollars are in millions.

	Property/Casualty			Life/Health
	2005	2004	2003	2005	2004	2003
Premiums Written:
Direct	$13,582	$11,483	$10,710
Assumed	6,788	8,039	9,227	$2,400	$2,775	$2,517
Ceded	(739)	(516)	(559)	(97)	(753)	(679)

	$19,631	$19,006	$19,378	$2,303	$2,022	$1,838

Premiums Earned:
Direct	$13,287	$11,301	$10,342
Assumed	7,114	8,278	9,992	$2,387	$2,769	$2,520
Ceded	(699)	(509)	(688)	(92)	(754)	(673)

	$19,702	$19,070	$19,646	$2,295	$2,015	$1,847

(21) Quarterly data
     A summary of revenues and earnings by quarter for each of the last two years is presented in the following table. This information is unaudited. Dollars are in millions, except per share amounts.

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
2005
Revenues	$17,634	$18,128	$20,533	$25,368
Net earnings *	1,363	1,449	586	5,130
Net earnings per equivalent Class A common share	886	941	381	3,330

2004
Revenues	$17,184	$17,996	$19,172	$20,030
Net earnings *	1,550	1,282	1,137	3,339
Net earnings per equivalent Class A common share	1,008	834	739	2,171

*	Includes investment and derivative gains/losses, which, for any given period have no predictive value, and variations in amount from period to period have no practical analytical value, particularly in view of the unrealized appreciation now existing in Berkshire’s consolidated investment portfolio. Net earnings in the third quarter of 2005 include a pre-tax underwriting loss of $3.0 billion ($1.95 billion after-tax) related to Hurricanes Katrina and Rita which struck the Gulf coast region of the United States. Net earnings in the fourth quarter of 2005 include a non-cash pre-tax gain of $5.0 billion ($3.25 billion after-tax) which arose from the exchange of Gillette common stock for Procter & Gamble common stock (see Note 6). After-tax investment and derivative gains/losses for the periods presented above are as follows (in millions):

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
Investment and derivative gains/losses – 2005	$(77)	$(160)	$480	$3,287
Investment and derivative gains/losses – 2004	415	(172)	518	1,498
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
     a) Governmental Investigations
     In October 2003, General Reinsurance Corporation (“General Reinsurance”), a wholly owned subsidiary of General Re Corporation (“General Re”) and an indirectly wholly owned subsidiary of Berkshire, and four of its current and former employees, including its former president, received subpoenas for documents from the U.S. Attorney for the Eastern District of Virginia, Richmond Division (the “EDVA U.S. Attorney”) in connection with the EDVA U.S. Attorney’s investigation of Reciprocal of America (“ROA”). ROA was a Virginia-based reciprocal insurer of physician, hospital and lawyer professional liability risks.

Notes to Consolidated Financial Statements (Continued)
(22)	Contingencies and Commitments (Continued)
     General Reinsurance is continuing to cooperate fully with the EDVA U.S. Attorney and the Department of Justice in Washington (the “DOJ”) in their ongoing investigation regarding ROA and, in part, its transactions with General Reinsurance. The EDVA U.S. Attorney and the DOJ have continued to request additional information from General Reinsurance regarding ROA and its affiliate, First Virginia Reinsurance, Ltd. (“FVR”) and General Reinsurance’s transactions with ROA and FVR. The EDVA U.S. Attorney and the DOJ have also interviewed a number of current and former officers and employees of General Re and General Reinsurance. In August 2005, the EDVA U.S. Attorney issued an additional subpoena to General Reinsurance regarding General Reinsurance’s transactions with ROA and FVR. One of the individuals originally subpoenaed in October 2003 has been informed by the EDVA U.S. Attorney that this individual is a target of the EDVA U.S. Attorney’s investigation. General Reinsurance has also been sued in a number of civil actions related to ROA, as described below.
     General Re, Berkshire, and certain of Berkshire’s other insurance subsidiaries, including National Indemnity Company (“NICO”) have also been continuing to cooperate fully with the U.S. Securities and Exchange Commission (“SEC”), the DOJ and the New York State Attorney General (“NYAG”) in their ongoing investigations of non-traditional products. The EDVA U.S. Attorney and the DOJ have also been working with the SEC and the NYAG in connection with these investigations. General Re originally received subpoenas from the SEC and NYAG in January 2005. General Re, Berkshire and NICO have been providing information to the government relating to transactions between General Reinsurance or NICO (or their respective subsidiaries or affiliates) and other insurers in response to the January 2005 subpoenas and related requests and, in the case of General Reinsurance (or its subsidiaries or affiliates), in response to subpoenas from other U.S. Attorneys conducting investigations relating to certain of these transactions. In particular, General Re and Berkshire have been responding to requests from the government for information relating to certain transactions that may have been accounted for incorrectly by counterparties of General Reinsurance (or its subsidiaries or affiliates). The SEC, NYAG, DOJ and the EDVA U.S. Attorney have interviewed a number of current and former officers and employees of General Re and General Reinsurance as well as Berkshire’s Chairman and CEO, Warren E. Buffett, and have indicated they plan to interview additional individuals.
     The government is reviewing the role of General Re and its subsidiaries, as well as that of their counterparties, in certain finite transactions, including whether General Re or its subsidiaries conspired with others to misstate counterparty financial statements or aided and abetted such misstatements by the counterparties. In one case, a transaction initially effected with American International Group (“AIG”) in late 2000 (the “AIG Transaction”), AIG has corrected its prior accounting for the transaction on the grounds, as stated in AIG’s 2004 10-K, that the transaction was done to accomplish a desired accounting result and did not entail sufficient qualifying risk transfer to support reinsurance accounting. General Reinsurance has been named in related civil actions brought against AIG, as described below. As part of their ongoing investigations, governmental authorities have also inquired about the accounting by certain of Berkshire’s insurance subsidiaries for certain assumed and ceded finite transactions.
     In May 2005, General Re terminated the consulting services of its former Chief Executive Officer, Ronald Ferguson, after Mr. Ferguson invoked the Fifth Amendment in response to questions from the SEC and DOJ relating to their investigations. In June 2005, John Houldsworth, the former Chief Executive Officer of Cologne Reinsurance Company (Dublin) Limited (“CRD”), a subsidiary of General Re, pleaded guilty to a federal criminal charge of conspiring with others to misstate certain AIG financial statements and entered into a partial settlement agreement with the SEC with respect to such matters. Mr. Houldsworth, who had been on administrative leave, was terminated following this announcement. In June 2005, Richard Napier, a former Senior Vice President of General Re who had served as an account representative for the AIG account, also pleaded guilty to a federal criminal charge of conspiring with others to misstate certain AIG financial statements and entered into a partial settlement agreement with the SEC with respect to such matters. General Re terminated Mr. Napier following the announcement of these actions.
     In September 2005, Ronald Ferguson, Joseph Brandon, the Chief Executive Officer of General Re, Christopher Garand, a former Senior Vice President of General Reinsurance, and Robert Graham, a former Senior Vice President and Assistant General Counsel of General Reinsurance, each received a “Wells” notice from the SEC. In addition to Messrs. Houldsworth, Napier, Brandon, Ferguson, Garand and Graham, Elizabeth Monrad, the former Chief Financial Officer of General Re, also received a “Wells” notice from the SEC in May 2005 in connection with its investigation.
     On February 2, 2006, the DOJ announced that a federal grand jury had indicted three former executives of Gen Re on charges related to the AIG Transaction. The indictment charges Mr. Ferguson, Ms. Monrad and Mr. Graham, along with one former officer of AIG, with one count of conspiracy to commit securities fraud, four counts of securities fraud, two counts of causing false statements to be made to the SEC, four counts of wire fraud and two counts of mail fraud in connection with the AIG Transaction. The SEC also announced on February 2, 2006 that it had filed an enforcement action against Mr. Ferguson, Ms. Monrad, Mr. Graham, Mr. Garand and the same former AIG officer, for aiding and abetting AIG’s violations of the antifraud provisions and other provisions of the federal securities laws in connection with the AIG Transaction. The SEC complaint seeks permanent injunctive relief, disgorgement of any ill-gotten gains, civil penalties and orders barring each defendant from acting as an officer or director of a public company. Each of the individuals indicted by the federal grand jury was arraigned on February 16, 2006 and each individual pleaded not guilty to all charges. A trial date was set for May 22, 2006. On February 9, 2006, AIG announced that it had reached a resolution of claims and matters under investigation with the DOJ, the SEC, the NYAG and the New York State Department of Insurance in connection with the accounting, financial reporting and insurance brokerage practices of AIG and its subsidiaries, including claims and matters under investigation relating to the AIG Transaction, as well as claims relating to the underpayment of certain workers’ compensation premium taxes and other assessments. AIG announced that it will make payments totaling approximately $1.64 billion as a result of these settlements.

(22)	Contingencies and Commitments (Continued)
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
     Berkshire cannot at this time predict the outcome of these matters, is unable to estimate a range of possible loss and cannot predict whether or not the outcomes will have a material adverse effect on Berkshire’s business or results of operations for at least the quarterly period when these matters are completed or otherwise resolved.
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
     Eight putative class actions were initiated by doctors, hospitals and lawyers that purchased insurance through ROA or certain of its Tennessee-based risk retention groups. These complaints seek compensatory, treble, and punitive damages in an amount plaintiffs contend is just and reasonable. General Reinsurance is also subject to actions brought by the Virginia Commissioner of Insurance, as Deputy Receiver of ROA, the Tennessee Commissioner of Insurance, as Liquidator for three Tennessee risk retention groups, a federal lawsuit filed by a Missouri-based hospital group and a state lawsuit filed by an Alabama doctor that was removed to federal court. The first of these actions was filed in March 2003 and additional actions were filed in April 2003 through December 2005. In the action filed by the Virginia Commissioner of Insurance, the Commissioner asserts in several of its claims that the alleged damages being sought exceed $200 million in the aggregate as against all defendants. Eleven of these cases are collectively assigned to the U.S. District Court for the Western District of Tennessee for pretrial proceedings. General Reinsurance has filed motions to dismiss all of the claims against it in ten of these cases and the court has not yet ruled on these motions. The other federal case has been filed in the U.S. District Court for the Northern District of Mississippi and is currently awaiting issuance of a conditional transfer order to the U.S. District Court for the Western District of Tennessee. No discovery has been initiated in any of these cases.
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

Notes to Consolidated Financial Statements (Continued)
(22)	Contingencies and Commitments (Continued)
2005. The Special Master appointed by the court heard arguments on July 13, 2005 and recommended denial of the motion on July 22, 2005. On July 22, 2005, the Court denied General Reinsurance’s motion to dismiss. General Reinsurance filed and served its answer and affirmative defenses to the Amended and Restated Complaint on September 1, 2005. Discovery has begun. The second suit, also filed in the Circuit Court of Montgomery County, was initiated by Baptist Health Systems, Inc. (“BHS”), a former member of AHAT, and alleged claims identical to those in the initial AHA Action, plus claims for breach of fiduciary duty and wantonness. These cases have been consolidated for pretrial purposes. BHS filed its First Amended Complaint in April 2005, alleging violations of the Alabama Securities Act, conspiracy, fraud, suppression, breach of fiduciary duty, wantonness and unjust enrichment against General Reinsurance. General Reinsurance filed a motion to dismiss all counts of the Amended and Restated Complaint in May 2005. The Special Master heard arguments on July 13, 2005, and on July 22, 2005, recommended dismissal of the claim under the Alabama Securities Act, but recommended denial of the motion to dismiss the remaining claims. On July 22, 2005, the Court denied General Reinsurance’s motion to dismiss. General Reinsurance filed and served its answer and affirmative defenses to the Amended and Restated Complaint on September 1, 2005. Discovery has begun. The AHA Action and the BHS complaint claim damages in excess of $60 million in the aggregate as against all defendants.
Actions related to AIG
     General Reinsurance received a Summons and a Consolidated Amended Class Action Complaint on April 29, 2005, in the matter captioned In re American International Group Securities Litigation, Case No. 04-CV-8141-(LTS), United States District Court, Southern District of New York. This is a putative class action asserted on behalf of investors who purchased publicly-traded securities of AIG between October 1999 and March 2005. On June 7, 2005, General Reinsurance received a second Summons and Class Action Complaint in a putative class action asserted on behalf of investors who purchased AIG securities between October 1999 and March 2005, captioned San Francisco Employees’ Retirement System, et al. vs. American International Group, Inc., et al., Case No. 05-CV-4270, United States District Court, Southern District of New York. At a July 2005 conference, the court ruled that the plaintiffs in case no. 04-CV-8141 would be lead plaintiffs. On September 27, 2005, the plaintiffs in case no. 04-CV-8141 filed a Consolidated Second Amended Complaint (the “Complaint”). The Complaint asserts various claims against AIG, and various of its officers, directors, investment banks and other parties. Included among the defendants are General Reinsurance and Messrs. Ferguson, Napier and Houldsworth (whom the Complaint defines as the “General Re Defendants”). The Complaint alleges that the General Re Defendants violated Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated under that Act through their activities in connection with the AIG transaction described in “Governmental Investigations,” above. The Complaint seeks damages and other relief in unspecified amounts. The General Re Defendants have moved to dismiss the Complaint on the grounds that it fails to state a claim on which relief can be granted against these defendants. The motion is scheduled to be heard on April 17, 2006. No discovery has taken place.
     On July 27, 2005, General Reinsurance received a Summons and a Verified and Amended Shareholder Derivative Complaint in In re American International Group, Inc. Derivative Litigation, Case No. 04-CV-08406, United States District Court, Southern District of New York, naming “Gen Re Corporation” as a defendant. It is unclear whether the plaintiffs are asserting claims against General Reinsurance or its parent, General Re. This case is assigned to the same judge as the class actions described above. The complaint, brought by several alleged shareholders of AIG, seeks damages, injunctive and declaratory relief against various officers and directors of AIG as well as a variety of individuals and entities with whom AIG did business, relating to a wide variety of allegedly wrongful practices by AIG. The allegations against “Gen Re Corporation” focus on the late 2000 transaction with AIG described above, and the complaint purports to assert causes of action against “Gen Re Corporation” for aiding and abetting other defendants’ breaches of fiduciary duty and for unjust enrichment. The complaint does not specify the amount of damages or the nature of any other relief sought against “Gen Re Corporation.” In August 2005, General Reinsurance received a Summons and First Amended Consolidated Shareholders’ Derivative Complaint in In re American International Group, Inc. Consolidated Derivative Litigation, Case No. 769-N, Delaware Chancery Court. The claims asserted in the Delaware complaint are substantially similar to those asserted in the New York derivative complaint described earlier in this paragraph, except that the Delaware complaint makes clear that the plaintiffs are asserting claims against both General Reinsurance and General Re. Proceedings in both the New York derivative suit and the Delaware derivative suit are stayed until May 1, 2006.
FAI/HIH Matter
     In December 2003, the Liquidators of both FAI Insurance Limited (“FAI”) and HIH Insurance Limited (“HIH”) advised GRA and Cologne Re that they intended to assert claims arising from insurance transactions GRA entered into with FAI in May and June 1998. In August 2004, the Liquidators filed claims in the Supreme Court of New South Wales in order to avoid the expiration of a statute of limitations for certain plaintiffs, but neither GRA nor Cologne Re have been served with legal process by the Liquidators. The focus of the Liquidators’ allegations against GRA and Cologne Re are the 1998 transactions GRA entered into with FAI (which was acquired by HIH in 1999). The Liquidators contend, among other things, that GRA and Cologne Re engaged in deceptive conduct that assisted FAI in improperly accounting for such transactions as reinsurance, and that such deception led to HIH’s acquisition of FAI and caused various losses to FAI and HIH.
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

(22)	Contingencies and Commitments (Continued)
purchasers through bid-rigging and contingent commission arrangements. Berkshire, General Re and General Reinsurance were not parties to the original, transferred cases. On August 1, 2005, the named plaintiffs—fourteen businesses, two municipalities, and three individuals—filed their First Consolidated Amended Commercial Class Action Complaint, and Berkshire, General Re and General Reinsurance (along with a large number of insurance companies and insurance brokers) were named as defendants in the Amended Complaint. The plaintiffs claim that all defendants engaged in a pattern of racketeering activity, in violation of RICO, and that they conspired to restrain trade. They further allege that the broker defendants breached fiduciary duties to the plaintiffs, that the insurer defendants aided and abetted that breach, and that all defendants were unjustly enriched in the process. Plaintiffs seek treble damages in an unspecified amount, together with interest and attorneys fees and expenses. They also seek a declaratory judgment of wrongdoing as well as an injunction against future anticompetitive practices. On November 29, 2005, General Re, General Reinsurance and Berkshire, together with the other defendants, filed motions to dismiss the complaint. On February 1, 2006, plaintiffs filed a motion for leave to file a Second Consolidated Amended Complaint. Among other things, plaintiffs seek leave to add numerous new defendants, including several additional Berkshire subsidiaries including, among others, NICO. Berkshire opposed the motion for leave to amend, and the Court has denied the motion without prejudice to plaintiffs’ renewing it following a ruling on defendants’ motion to dismiss the First Consolidated Amended Complaint.
     Berkshire cannot at this time predict the outcome of these matters, is unable to estimate a range of possible loss, if any, and cannot predict whether or not the outcomes will have a material adverse effect on Berkshire’s business or results of operations for at least the quarterly period when these matters are completed or otherwise resolved.
c) Commitments
     Berkshire subsidiaries lease certain manufacturing, warehouse, retail and office facilities as well as certain equipment. Total rent expense for all leases was $432 million, $422 million and $384 million in 2005, 2004 and 2003, respectively. Minimum rental payments for operating leases having initial or remaining non-cancelable terms in excess of one year are as follows. Amounts are in millions.

					After
2006	2007	2008	2009	2010	2010	Total
$357	$296	$236	$187	$136	$420	$1,632
     Several of Berkshire’s subsidiaries have made long-term commitments to purchase goods and services used in their businesses. The most significant of these relate to NetJets’ commitments to purchase up to 404 aircraft through 2015. Commitments under all such subsidiary arrangements are approximately $3.9 billion in 2006, $1.8 billion in 2007, $1.6 billion in 2008, $1.3 billion in 2009, $1.1 billion in 2010 and $3.0 billion after 2010.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None
Item 9 A. Controls and Procedures
     At the end of the period covered by this Annual Report on Form 10-K, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Chairman (Chief Executive Officer) and the Vice President-Treasurer (Chief Financial Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chairman (Chief Executive Officer) and the Vice President-Treasurer (Chief Financial Officer) concluded that the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic SEC filings. The report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to Management’s Report on Internal Control Over Financial Reporting, included on page 44 of this report. The attestation report called for by Item 308(b) of Regulation S-K is incorporated herein by reference to Report of Independent Registered Public Accounting Firm on internal control over financial reporting, included on page 44 of this report. There has been no change in the Corporation’s internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
Part III
     Except for the information set forth under the caption “Executive Officers of the Registrant” in Part I hereof, information required by this Part (Items 10, 11, 12, 13 and 14) is incorporated by reference from the Registrant’s definitive proxy statement, filed pursuant to Regulation 14A, for the Annual Meeting of Shareholders of the Registrant to be held on May 6, 2006, which meeting will involve the election of directors.
Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) 1. Financial Statements
     The following Consolidated Financial Statements, as well as the Report of Independent Registered Public Accounting Firm, are included in Part II Item 8 of this report:
2. Financial Statement Schedule

Report of Independent Registered Public Accounting Firm	76
Schedule I — Parent Company
Condensed Balance Sheets as of December 31, 2005 and 2004 and Condensed Statements of Earnings and Cash Flows for the years ended 2005, 2004 and 2003	77-78

Other schedules are omitted because they are not required, information therein is not applicable, or is reflected in the Consolidated Financial Statements or notes thereto.
(b) Exhibits
     See the “Exhibit Index” at page 79.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BERKSHIRE HATHAWAY INC.

Date: March 10, 2006	/s/ Marc D. Hamburg

Marc D. Hamburg
Vice President and
Principal Financial Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Warren E. Buffett	Chairman of the Board	March 10, 2006

Warren E. Buffett	of Directors — Chief Executive Officer	Date

/s/ Howard G. Buffett	Director	March 10, 2006

Howard G. Buffett		Date

/s/ William H. Gates III	Director	March 10, 2006

William H. Gates III		Date

/s/ Malcolm G. Chace	Director	March 10, 2006

Malcolm G. Chace		Date

/s/ David S. Gottesman	Director	March 10, 2006

David S. Gottesman		Date

/s/ Charlotte Guyman	Director	March 10, 2006

Charlotte Guyman		Date

/s/ Donald R. Keough	Director	March 10, 2006

Donald R. Keough		Date

/s/ Charles T. Munger	Vice Chairman of the	March 10, 2006

Charles T. Munger	Board of Directors	Date

/s/ Thomas S. Murphy	Director	March 10, 2006

Thomas S. Murphy		Date

/s/ Walter Scott, Jr.	Director	March 10, 2006

Walter Scott, Jr.		Date

/s/ Ronald L. Olson	Director	March 10, 2006

Ronald L. Olson		Date

/s/ Marc D. Hamburg	Vice President -	March 10, 2006

Marc D. Hamburg	Principal Financial Officer	Date

/s/ Daniel J. Jaksich	Controller	March 10, 2006

Daniel J. Jaksich		Date

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Berkshire Hathaway Inc.
     We have audited the consolidated financial statements of Berkshire Hathaway Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and have issued our reports thereon dated March 2, 2006; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
DELOITTE & TOUCHE LLP
Omaha, Nebraska
March 2, 2006

BERKSHIRE HATHAWAY INC.
(Parent Company)
Condensed Financial Information
(Dollars in millions)
Schedule I
Balance Sheets

	December 31,
	2005	2004
Assets:
Cash and cash equivalents	$559	$282
Investments in consolidated subsidiaries	88,762	83,260
Investments in MidAmerican Energy Holdings Company	3,397	3,140
Other assets	24	20

	$92,742	$86,702

Liabilities and Shareholders’ Equity:
Accounts payable and accrued expenses	$13	$9
Income taxes	253	(13)
SQUARZ notes due 2007	336	400
Other borrowings	656	406

	1,258	802
Shareholders’ equity	91,484	85,900

	$92,742	$86,702

Statements of Earnings

	Year ended December 31,
	2005	2004	2003
Income items:
From consolidated subsidiaries:
Dividends	$774	$826	$754
Undistributed earnings	7,348	6,369	7,112

	8,122	7,195	7,866
Other income	13	20	10

	8,135	7,215	7,876

Cost and expense items:
General and administrative	14	6	1
Interest to affiliates	68	78	99
Other interest	24	27	24
Income tax	(33)	(27)	(35)

	73	84	89

Equity in earnings of MidAmerican Energy Holdings Company	466	177	364

Net earnings	$8,528	$7,308	$8,151

See Note to Condensed Financial Information

BERKSHIRE HATHAWAY INC.
(Parent Company)
Condensed Financial Information
(Dollars in millions)
Schedule I (continued)
Statements of Cash Flows

	Year ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net earnings	$8,528	$7,308	$8,151
Adjustments to reconcile net earnings to cash flows from operating activities:
Undistributed earnings of subsidiaries and MidAmerican Energy Holdings Company	(7,823)	(6,513)	(7,459)
Income taxes payable	263	22	36
Other	—	33	25

Net cash flows from operating activities	968	850	753

Cash flows from investing activities:
Investments in and advances to subsidiaries	(1,103)	(534)	(1,157)
Redemptions by MidAmerican Energy Holdings Company	90	53	79
Proceeds from sales of investments	—	—	—

Net cash flows from investing activities	(1,013)	(481)	(1,078)

Cash flows from financing activities:
Proceeds from borrowings	302	41	274
Repayments of borrowings	(116)	(267)	(28)
Other	136	102	98

Net cash flows from financing activities	322	(124)	344

Increase in cash and cash equivalents	277	245	19
Cash and cash equivalents at beginning of year	282	37	18

Cash and cash equivalents at end of year	$559	$282	$37

Other cash flow information:
Income taxes paid	$2,365	$2,392	$3,129
Interest paid	23	24	22
Note to Condensed Financial Information
     During 2002, Berkshire issued 40,000 SQUARZ securities, consisting of $400 million par amount of notes and 40,000 warrants that permit holders to acquire Berkshire’s Class A or Class B stock. See Note 13 to the Consolidated Financial Statements in Item 8 for additional information. In addition, Berkshire’s other borrowings at December 31, 2005 and 2004 included $656 million and $406 million, respectively, from investment agreements. Principal is payable under certain conditions at par prior to maturity. Principal is otherwise repayable as follows: 2007 — $281 million; after 2011 — $375 million.
     Berkshire Hathaway Inc. has guaranteed certain debt obligations of its subsidiaries. As of December 31, 2005, the unpaid balance of subsidiary debt guaranteed by Berkshire totaled approximately $10.9 billion. Berkshire also guarantees the short term obligations of a member of its finance and financial products group with respect to securities sold under agreements to repurchase, totaling $1.1 billion at December 31, 2005. Berkshire’s guarantee of subsidiary debt is an absolute, unconditional, and irrevocable guarantee for the full and prompt payment when due of all present and future payment obligations.
     Berkshire’s investment in MidAmerican Energy Holdings Company is accounted for under the equity method. See Note 2 to the Consolidated Finance Statements included in Item 8 for additional information. Effective February 9, 2006, MidAmerican became a consolidated subsidiary of Berkshire.

EXHIBIT INDEX

Exhibit No.
2	Agreement and Plan of Merger dated as of June 19, 1998 between Registrant and General Re Corporation.
Incorporated by reference to Annex I to Registration Statement No. 333-61129 filed on Form S-4.

3 (i)	Restated Certificate of Incorporation as Amended
Incorporated by reference to Exhibit 3 to Form 10Q for the period ended June 30, 2005.

3 (ii)	By-Laws
Incorporated by reference to Exhibit 3.2 to Registration Statement No. 333-61129 filed on Form S-4.

4.1	Form of Indenture dated as of May 28, 2002 between Berkshire Hathaway Inc. and The Bank of New York, note trustee with respect to 3% Notes due November 15, 2007 which were issued in connection with the SQUARZ securities.
Incorporated by reference to Exhibit 4.2 to Registration Statement No. 333-98145 filed on Form S-3.

4.2	Form of Indenture dated as of October 6, 2003, between Berkshire Hathaway Finance Corporation, Berkshire Hathaway Inc. and JP Morgan Trust Company (as successor trustee to Bank One Trust Company, N.A.)
Incorporated by reference to Exhibit 4.1 to Form 8-K of Berkshire Hathaway Inc. filed on October 8, 2003.

Other instruments defining the rights of holders of long-term debt of Registrant and its subsidiaries are not being filed since the total amount of securities authorized by all other such instruments does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis as of December 31, 2005. The Registrant hereby agrees to furnish to the Commission upon request a copy of any such debt instrument to which it is a party.

12	Statement of computation of ratio of earnings to fixed charges

14	Code of Ethics
Berkshire’s Code of Business Conduct and Ethics is posted on its Internet website at www.berkshirehathaway.com

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31	Rule 13a – 14(a)/15d-14(a) Certifications

32	Section 1350 Certifications