Form 10-Q
period 2006-03-31
BERKSHIRE HATHAWAY INC
filed 2006-05-05
CIK 1067983

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
     Number of shares of common stock outstanding as of April 28, 2006:
Class A — 1,259,258
Class B — 8,464,000

FORM 10-Q	Q/E 3/31/06
BERKSHIRE HATHAWAY INC.

FORM 10-Q	Q/E 3/31/06
Part I Financial Information
Item 1. Financial Statements
BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	March 31,	December 31,
	2006	2005	2005
	(Unaudited)	(Audited)	(Pro Forma)*
ASSETS
Insurance and Other:
Cash and cash equivalents	$37,675	$40,471	$40,471
Investments:
Fixed maturity securities	27,002	27,420	27,420
Equity securities	49,788	46,721	46,721
Other	1,012	1,003	1,003
Receivables	13,097	12,397	12,372
Inventories	4,227	4,143	4,143
Property, plant and equipment	7,705	7,500	7,500
Goodwill	23,101	22,693	22,693
Deferred charges reinsurance assumed	2,297	2,388	2,388
Other	5,045	4,937	4,937

	170,949	169,673	169,648

Utilities and Energy:
Cash and cash equivalents	709	—	358
Property, plant and equipment	22,057	—	11,915
Goodwill	5,449	—	4,156
Other	6,680	—	3,764
Investments in MidAmerican Energy Holdings Company	—	4,125	—

	34,895	4,125	20,193

Finance and Financial Products:
Cash and cash equivalents	4,474	4,189	4,189
Investments in fixed maturity securities	3,255	3,435	3,435
Loans and finance receivables	11,237	11,087	11,087
Goodwill	951	951	951
Other	4,445	4,865	4,865

	24,362	24,527	24,527

	$230,206	$198,325	$214,368

*	The Pro Forma Balance Sheet gives effect to the conversion on February 9, 2006 of MidAmerican Energy Holdings Company (“MidAmerican”) non-voting cumulative convertible preferred stock into MidAmerican voting common stock as if such conversion had occurred on December 31, 2005. See Note 2 to the Interim Consolidated Financial Statements for additional information.
See accompanying Notes to Interim Consolidated Financial Statements

FORM 10-Q	Q/E 3/31/06
BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions except per share amounts)

	March 31,	December 31,
	2006	2005	2005
	(Unaudited)	(Audited)	(Pro Forma)*
LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Losses and loss adjustment expenses	$47,590	$48,034	$48,034
Unearned premiums	7,496	6,206	6,206
Life and health insurance benefits	3,288	3,202	3,202
Other policyholder liabilities	3,840	3,769	3,769
Accounts payable, accruals and other liabilities	8,048	8,699	8,699
Income taxes, principally deferred	17,084	12,252	13,649
Notes payable and other borrowings	3,564	3,583	3,583

	90,910	85,745	87,142

Utilities and Energy:
Accounts payable, accruals and other liabilities	6,916	—	3,780
Notes payable and other borrowings	16,094	—	10,296

	23,010	—	14,076

Finance and Financial Products:
Derivative contract liabilities	4,360	5,061	5,061
Notes payable and other borrowings	10,821	10,868	10,868
Other	4,017	4,351	4,351

	19,198	20,280	20,280

Total liabilities	133,118	106,025	121,498

Minority shareholders’ interests	1,739	816	1,386

Shareholders’ equity:
Common stock — Class A, $5 par value; Class B, $0.1667 par value	8	8	8
Capital in excess of par value	26,424	26,399	26,399
Accumulated other comprehensive income	18,707	17,360	17,360
Retained earnings	50,210	47,717	47,717

Total shareholders’ equity	95,349	91,484	91,484

	$230,206	$198,325	$214,368

*	The Pro Forma Balance Sheet gives effect to the conversion on February 9, 2006 of MidAmerican Energy Holdings Company (“MidAmerican”) non-voting cumulative convertible preferred stock into MidAmerican voting common stock as if such conversion had occurred on December 31, 2005. See Note 2 to the Interim Consolidated Financial Statements for additional information.
See accompanying Notes to Interim Consolidated Financial Statements

FORM 10-Q	Q/E 3/31/06
BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in millions except per share amounts)

	First Quarter
	2006	2005
	(Unaudited)
Revenues:
Insurance and Other:
Insurance premiums earned	$5,522	$5,331
Sales and service revenues	11,992	10,607
Interest, dividend and other investment income	1,031	786
Investment gains	442	278

	18,987	17,002

Utilities and Energy:
Operating revenue	2,055	—
Other revenue	138	—

	2,193	—

Finance and Financial Products:
Interest income	398	368
Investment gains/losses	7	(18)
Derivative gains/losses	354	(377)
Other	824	659

	1,583	632

	22,763	17,634

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	3,765	3,544
Insurance underwriting expenses	1,246	1,295
Cost of sales and services	9,983	8,834
Selling, general and administrative expenses	1,378	1,291
Interest expense	44	30

	16,416	14,994

Utilities and Energy:
Cost of sales and operating expenses	1,594	—
Interest expense	181	—

	1,775	—

Finance and Financial Products:
Interest expense	137	136
Other	822	672

	959	808

	19,150	15,802

Earnings before income taxes and equity in earnings of MidAmerican Energy Holdings Company	3,613	1,832
Equity in earnings of MidAmerican Energy Holdings Company	—	141

Earnings before income taxes and minority interests	3,613	1,973
Income taxes	1,242	600
Minority shareholders’ interests	58	10

Net earnings	$2,313	$1,363

Average common shares outstanding *	1,540,935	1,539,100

Net earnings per common share *	$1,501	$886

*	Average shares outstanding include average Class A common shares and average Class B common shares determined on an equivalent Class A common stock basis. Net earnings per share shown above represents net earnings per equivalent Class A common share. Net earnings per Class B common share is equal to one-thirtieth (1/30) of such amount.
See accompanying Notes to Interim Consolidated Financial Statements

FORM 10-Q	Q/E 3/31/06
BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	First Quarter
	2006	2005
	(Unaudited)
Net cash flows from operating activities	$2,359	$1,359

Cash flows from investing activities:
Purchases of securities with fixed maturities	(2,942)	(1,491)
Purchases of equity securities	(1,529)	(1,720)
Sales of securities with fixed maturities	792	890
Redemptions and maturities of securities with fixed maturities	2,725	954
Sales of equity securities	826	301
Purchases of loans and finance receivables	(105)	(444)
Principal collections on loans and finance receivables	222	231
Acquisitions of businesses, net of cash acquired	(5,463)	(191)
Purchases of property, plant and equipment	(747)	(303)
Other	83	117

Net cash flows from investing activities	(6,138)	(1,656)

Cash flows from financing activities:
Proceeds from borrowings of finance businesses	18	3,733
Proceeds from borrowings of utilities and energy businesses	1,702	—
Proceeds from other borrowings	68	71
Repayments of borrowings of finance businesses	(165)	(36)
Repayments of borrowings of utilities and energy businesses	(34)	—
Repayments of other borrowings	(108)	(223)
Change in short term borrowings	44	3
Other	94	31

Net cash flows from financing activities	1,619	3,579

Increase (decrease) in cash and cash equivalents	(2,160)	3,282
Cash and cash equivalents at beginning of year *	45,018	43,427

Cash and cash equivalents at end of first quarter *	$42,858	$46,709

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$289	$1,062
Interest of finance and financial products businesses	139	68
Interest of utilities and energy businesses	175	—
Interest of insurance and other businesses	55	37

* Cash and cash equivalents are comprised of the following:
Beginning of year —
Insurance and Other	$40,471	$40,020
Finance and Financial Products	4,189	3,407
Utilities and Energy	358	—

	$45,018	$43,427

End of first quarter —
Insurance and Other	$37,675	$44,058
Finance and Financial Products	4,474	2,651
Utilities and Energy	709	—

	$42,858	$46,709

See accompanying Notes to Interim Consolidated Financial Statements

FORM 10-Q	Q/E 3/31/06
BERKSHIRE HATHAWAY INC.
and Subsidiaries
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
Note 1. General
     The accompanying unaudited Consolidated Financial Statements include the accounts of Berkshire Hathaway Inc. (“Berkshire” or “Company”) consolidated with the accounts of all its subsidiaries and affiliates in which Berkshire holds a controlling financial interest as of the financial statement date.
     Reference is made to Berkshire’s most recently issued Annual Report on Form 10-K (“Annual Report”) that included information necessary or useful to understanding Berkshire’s businesses and financial statement presentations. In particular, Berkshire’s significant accounting policies and practices were presented as Note 1 to the Consolidated Financial Statements included in the Annual Report. Certain amounts in 2005 have been reclassified to conform with current year presentation.
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
     On February 9, 2006, Berkshire Hathaway converted its investment in MidAmerican Energy Holdings Company (“MidAmerican”) non-voting convertible preferred stock into MidAmerican common stock and upon conversion, owned approximately 83.4% (80.5% diluted) of the voting and economic interest of MidAmerican. Although Berkshire’s total economic interests in MidAmerican were unaffected by the conversion, Berkshire now controls MidAmerican for financial reporting purposes. Accordingly, the Condensed Consolidated Balance Sheet as of March 31, 2006 and the Condensed Consolidated Statements of Earnings and Cash Flows for the first three months of 2006 reflect the consolidation of MidAmerican. For periods prior to 2006, Berkshire accounted for its investments in MidAmerican pursuant to the equity method. See Note 2 to these Interim Consolidated Financial Statements. The Condensed Consolidated Statements of Earnings and Cash Flows reflect the consolidation of MidAmerican as of January 1, 2006. Berkshire’s share of net earnings of MidAmerican under consolidated financial reporting does not differ from earnings under the equity method.
     Due to the significance of this change on Berkshire’s Consolidated Financial Statement presentations, an unaudited pro forma balance sheet as of December 31, 2005 has been included on the face of the accompanying Condensed Consolidated Balance Sheets reflecting the consolidation of MidAmerican. Berkshire management believes that such unaudited pro forma information is meaningful and relevant to investors, creditors and other financial statement users.
Note 2. Investments in MidAmerican Energy Holdings Company
     MidAmerican owns a combined regulated electric and natural gas utility company in the United States (MidAmerican Energy Company), a regulated electric utility company in the United States (PacifiCorp which was acquired March 21, 2006 – see Note 3 to these Interim Consolidated Financial Statements), two interstate natural gas pipeline companies in the United States (Kern River and Northern Natural Gas), two electricity distribution companies in the United Kingdom, a diversified portfolio of domestic and international electric power projects and the second largest residential real estate brokerage firm in the United States (HomeServices). Collectively this group of businesses is referred to as Berkshire’s utilities and energy businesses.
     During 2005, Berkshire possessed the ability to exercise significant influence on the operations of MidAmerican through its investments in common and convertible preferred stock of MidAmerican. The convertible preferred stock, although generally non-voting, was substantially an identical subordinate interest to a share of common stock and economically equivalent to common stock. Therefore, during this period, Berkshire accounted for its investments in MidAmerican pursuant to the equity method. Reference is made to Note 2 to the Consolidated Financial Statements for the year ending December 31, 2005 included in Berkshire’s most recent Annual Report on Form 10-K for additional information regarding this investment.

FORM 10-Q	Q/E 3/31/06
Notes To Interim Consolidated Financial Statements (Continued)
Note 2. Investments in MidAmerican Energy Holdings Company (Continued)
     As indicated in Note 1 to these Interim Consolidated Financial Statements, Berkshire commenced consolidation of MidAmerican in 2006 as a result of converting its non-voting preferred stock of MidAmerican into voting common stock of MidAmerican on February 9, 2006. However, no changes in MidAmerican’s operations, management or capital structure occurred as a result of the conversion. MidAmerican’s debt is currently not guaranteed by Berkshire. However, Berkshire has made a commitment that would allow MidAmerican to request up to $3.5 billion of capital from Berkshire to pay its debt obligations or make investments in its regulated subsidiaries. The commitment expires in 2011. In addition, Berkshire purchased newly issued common shares of MidAmerican for $3.4 billion in March 2006 and increased its voting and economic interests in MidAmerican to 88.2% (86.6% on a diluted basis).
     A condensed consolidated balance sheet of MidAmerican as of December 31, 2005 follows (in millions).

Assets		Liabilities and shareholders’ equity
Properties, plants, and equipment, net	$11,915	Debt, except debt owed to Berkshire	$10,296
Goodwill	4,156	Debt owed to Berkshire	1,289
Other assets	4,300	Other liabilities and minority interests	5,401

	$20,371		16,986

		Shareholders’ equity	3,385

			$20,371

     A condensed consolidated statement of earnings of MidAmerican for the first quarter of 2005 follows (in millions).

2005
Operating revenue and other income	$1,837

Costs and expenses:
Cost of sales and operating expenses	1,380
Interest expense – debt held by Berkshire	41
Other interest expense	187

1,608

Earnings before taxes	229
Income taxes and minority interests	77

Net earnings	$152

Note 3. Business acquisitions
     Berkshire’s long-held acquisition strategy is to purchase businesses with consistent earnings, good returns on equity, able and honest management and at sensible prices. During the first quarter of 2006, Berkshire completed two business acquisitions. In May 2005, MidAmerican reached a definitive agreement to acquire PacifiCorp, a regulated electric utility providing service to customers in six Western states for approximately $5.1 billion in cash. The acquisition was completed on March 21, 2006. On February 28, 2006, Berkshire completed the acquisition of Business Wire, a leading global distributor of corporate news, multimedia and regulatory filings.
     The results of operations for each of these businesses are included in Berkshire’s consolidated results from the effective date of each acquisition. The following table sets forth certain unaudited pro forma consolidated earnings data for the first quarter of 2006 and 2005, as if each acquisition was consummated on the same terms at the beginning of each year. Amounts are in millions, except per share amounts. The earnings data for the first quarter of 2005 also reflects the pro forma consolidation of MidAmerican.

	2006	2005
Total revenues	$23,850	$20,491
Net earnings	2,380	1,392
Earnings per equivalent Class A common share	1,545	904
     During the first quarter of 2006, Berkshire agreed to acquire an 81% interest in Applied Underwriters, an industry leader in integrated workers’ compensation solutions. The acquisition of Applied Underwriters is expected to close during the second quarter. On April 17, 2006, Berkshire agreed to acquire Russell Corporation (“Russell”), a leading branded athletic apparel and sporting goods company. The acquisition is subject to the approval of Russell shareholders and regulatory approvals and is expected to close in the third quarter. On May 5, 2006, Berkshire agreed to acquire 80% of the Iscar Metalworking Companies (“IMC”) in a transaction that values IMC at $5 billion. IMC, with operations worldwide, is an industry leader in the metal cutting tools business. The transaction is subject to customary closing conditions, including regulatory approvals.

FORM 10-Q	Q/E 3/31/06
Notes To Interim Consolidated Financial Statements (Continued)
Note 4. Investments in fixed maturity securities
     Data with respect to investments in fixed maturity securities follows (in millions).

	Insurance and other		Finance and financial products
	Mar. 31, 2006	Dec. 31, 2005	Mar. 31, 2006	Dec. 31, 2005
Amortized cost	$25,503	$25,751	$1,706	$1,887
Gross unrealized gains	1,641	1,759	100	106
Gross unrealized losses	(142)	(90)	(4)	(2)

Fair value	$27,002	$27,420	$1,802	$1,991

     Certain other fixed maturity investments of finance businesses are classified as held-to-maturity, which are carried at amortized cost. The carrying value and fair value of these investments totaled $1,453 million and $1,584 million at March 31, 2006, respectively. At December 31, 2005, the carrying value and fair value of held-to-maturity securities totaled $1,444 million and $1,624 million, respectively. Unrealized losses at March 31, 2006 and December 31, 2005 consisted primarily of securities whose amortized cost exceeded fair value for less than twelve months.
Note 5. Investments in equity securities
     Data with respect to investments in equity securities are shown in the tabulation below (in millions).

	March 31,	December 31,
	2006	2005
Total cost	$22,298	$21,339
Gross unrealized gains	28,038	25,892
Gross unrealized losses	(548)	(510)

Total fair value	$49,788	$46,721

Fair value:
American Express Company	$7,967	$7,802
The Coca-Cola Company	8,374	8,062
Other equity securities	33,447	30,857

Total	$49,788	$46,721

     Unrealized losses at March 31, 2006 and December 31, 2005 consisted primarily of securities whose cost exceeded fair value for less than twelve months.
Note 6. Loans and Receivables
     Receivables of insurance and other businesses are comprised of the following (in millions).

	March 31,	December 31,
	2006	2005
Insurance premiums receivable	$5,100	$4,406
Reinsurance recoverables	2,776	2,990
Trade and other receivables	5,553	5,340
Allowances for uncollectible accounts	(332)	(339)

	$13,097	$12,397

     Loans and finance receivables of finance and financial products businesses are comprised of the following (in millions).

	March 31,	December 31,
	2006	2005
Consumer installment loans and finance receivables	$9,913	$9,792
Commercial loans and finance receivables	1,509	1,481
Allowances for uncollectible loans	(185)	(186)

	$11,237	$11,087

FORM 10-Q	Q/E 3/31/06
Notes To Interim Consolidated Financial Statements (Continued)
Note 7. Utilities and energy businesses
     Certain unique elements of the utilities and energy businesses include the nature and amount of property, plant and equipment, environmental and regulatory matters. Property, plant and equipment of the utility and energy businesses follow (in millions):

	Ranges of	March 31,	December 31,
	estimated useful life	2006	2005
			(Pro Forma)
Cost:
Utility generation and distribution systems	5-85 years	$25,811	$10,499
Interstate pipelines	3-67 years	5,212	5,322
Independent power plants and other assets	3-30 years	1,852	1,861
Construction in progress		1,451	847

		34,326	18,529
Accumulated depreciation and amortization		(12,269)	(6,614)

Property, plant and equipment		$22,057	$11,915

     Property, plant and equipment are recorded at historical cost. All construction related material and direct labor costs as well as indirect construction costs are capitalized. Indirect construction costs include general engineering, taxes and costs of funds used during construction. The cost of major additions and betterments are capitalized, while replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets are expensed. Depreciation is generally computed using the straight-line method based on economic lives or regulatorily mandated recovery periods.
     The utility generation and distribution system and interstate pipeline assets are the regulated assets of public utility and natural gas pipeline subsidiaries. At March 31, 2006 and December 31, 2005, accumulated depreciation and amortization related to regulated assets totaled $11.4 billion and $5.7 billion, respectively. Substantially all of the construction in progress at March 31, 2006 and December 31, 2005 relates to the construction of regulated assets.
     When regulated properties are retired, original cost plus the cost of retirement, less salvage value, is charged to the cost of removal accrued regulatory liability, a component of other liabilities of the utilities and energy businesses in the accompanying Condensed Consolidated Balance Sheet. When regulated assets are sold, or non-regulated assets are sold or retired, the cost is removed from the property accounts and the related accumulated depreciation and amortization accounts are reduced. Any gain or loss is recorded as income, unless otherwise required by the applicable regulatory body.
     Environmental Matters
     MidAmerican Energy and PacifiCorp are subject to numerous environmental laws, including the federal Clean Air Act and various state air quality laws; the Endangered Species Act, the Comprehensive Environmental Response, Compensation and Liability Act, and similar state laws relating to environmental cleanups; the Resource Conservation and Recovery Act and similar state laws relating to the storage and handling of hazardous materials; and the Clean Water Act, and similar state laws relating to water quality. The Environmental Protection Agency (“EPA”) has issued numerous rules regarding air quality. The laws and rules will likely impact the operation of their generating facilities and will require them to either reduce emissions from those facilities through the installation of emission controls or purchase additional emission allowances, or some combination thereof.
     While the United States did not ratify the Kyoto Protocol, the ratification and implementation of its requirements in other countries has resulted in increased attention to the climate change issue in the United States. In 2005, the Senate adopted a resolution supporting an effective national program of mandatory, market-based limits and incentives on emissions of greenhouse gases that slow, stop, and reverse the growth of such emissions at a rate and in a manner that will not significantly harm the United States economy; and will encourage comparable action by other nations that are major trading partners and key contributors to global emissions. It is anticipated that the resolution may be further addressed by Congress in 2006. While debate continues at the national level over the direction of domestic climate policy, several states are developing state-specific or regional legislative initiatives to reduce greenhouse gas emissions. The outcome of climate change litigation and federal and state initiatives cannot be determined at this time; however, adoption of stringent limits on greenhouse gas emissions could significantly impact MidAmerican’s fossil-fueled facilities and, therefore, its results of operations.

FORM 10-Q	Q/E 3/31/06
Notes To Interim Consolidated Financial Statements (Continued)
Note 7. Utilities and energy businesses (Continued)
     Regulatory Matters
     MidAmerican Energy and PacifiCorp are subject to the jurisdiction of public utility regulatory authorities in each of the states in which they conduct retail electric operations. These authorities regulate various matters, including customer rates, services, accounting policies and practices, allocation of costs by state, issuances of securities and other matters. In addition, both MidAmerican Energy and PacifiCorp are a “license” and a “public utility” as those terms are used in the Federal Power Act and therefore subject to regulation by the Federal Energy Regulatory Commission (“FERC”) as to accounting policies and practices, certain prices and other matters, including the terms and conditions of transmission service.
     Northern Natural Gas and Kern River are subject to regulation by various federal and state agencies. As owners of interstate natural gas pipelines, Northern Natural Gas’ and Kern River’s rates, services and operations are subject to regulation by the FERC. The FERC administers, among other things, the Natural Gas Act and the Natural Gas Policy Act of 1978 giving them jurisdiction over, among other things, the construction and operation of pipelines and related facilities used in the transportation, storage and sale of natural gas in interstate commerce, including the modification or abandonment of such facilities. The FERC also has jurisdiction over the rates and charges and terms and conditions of service for the transportation of natural gas in interstate commerce.
     Additionally, interstate pipeline companies are subject to regulation by the United States Department of Transportation pursuant to the Natural Gas Pipeline Safety Act of 1968, which establishes safety requirements in the design, construction, operations and maintenance of interstate natural gas transmission facilities, and the Pipeline Safety Integrity Act of 2002, which implemented additional safety and pipeline integrity regulations for high consequence areas.
     MidAmerican’s domestic energy subsidiaries (MidAmerican Energy, PacifiCorp, Northern Natural Gas and Kern River) prepare their financial statements in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 71, “Accounting for the Effects of Certain Types of Regulation” (“SFAS 71”), which differs in certain respects from the application of generally accepted accounting principles by non-regulated businesses. In general, SFAS 71 recognizes that accounting for rate-regulated enterprises should reflect the economic effects of regulation. As a result, a regulated entity is required to defer the recognition of costs (a regulatory asset) or the recognition of obligations (a regulatory liability) if it is probable that, through the rate-making process, there will be a corresponding increase or decrease in future rates. Accordingly, these subsidiaries have deferred certain costs and accrued certain obligations, which will be amortized over various future periods. MidAmerican periodically evaluates the applicability of SFAS 71 and considers factors such as regulatory changes and the impact of competition. If cost-based regulation ends or competition increases, these subsidiaries may have to reduce their asset balances to reflect a market basis less than cost and write-off the associated regulatory assets and liabilities. At March 31, 2006, MidAmerican had $1,816 million in regulatory assets and $1,578 million in regulatory liabilities, which are components of other assets and other liabilities of utilities and energy businesses, respectively.
     Management continually assesses whether the regulatory assets are probable of future recovery by considering factors such as applicable regulatory environmental changes, recent rate orders received by other regulated entities, and the status of any pending or potential deregulation legislation. Based upon this continual assessment, management believes the existing regulatory assets are probable of recovery. If future recovery of costs ceases to be probable, the asset and liability write-offs would be required to be recognized in operating income.
     The fees charged by Northern Electric and Yorkshire Electricity for use of their distribution systems are controlled by a formula prescribed by the British electricity regulatory body, the Office of Gas and Electricity Markets, and was last reset on April 1, 2005. The distribution price control formula is generally reviewed and reset at five-year intervals.

FORM 10-Q	Q/E 3/31/06
Notes To Interim Consolidated Financial Statements (Continued)
Note 8. Deferred income tax liabilities
     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are shown below (in millions).

	March 31,	December 31,
	2006	2005
Deferred tax liabilities:
Unrealized appreciation of investments; basis differences	$12,554	$11,882
Deferred charges reinsurance assumed	796	828
Property, plant and equipment	4,557	1,202
Other	1,866	1,165

	19,773	15,077

Deferred tax assets:
Unpaid losses and loss adjustment expenses	(807)	(867)
Unearned premiums	(452)	(403)
Accrued liabilities	(1,083)	(815)
Other	(1,401)	(998)

	(3,743)	(3,083)

Net deferred tax liability	$16,030	$11,994

     The increase in net deferred tax liabilities from December 31, 2005 to March 31, 2006 was primarily attributed to the consolidation of MidAmerican as of January 1, 2006.
Note 9. Notes payable and other borrowings
     Notes payable and other borrowings of Berkshire and its subsidiaries are summarized below. Amounts are in millions.

	March 31,	December 31,
	2006	2005
Insurance and other:
Issued by Berkshire due 2007-2033	$1,001	$992
Issued by subsidiaries and guaranteed by Berkshire due 2006-2035	1,710	1,696
Issued by subsidiaries and not guaranteed by Berkshire due 2006-2041	853	895

	$3,564	$3,583

Finance and financial products:
Issued by Berkshire Hathaway Finance Corporation and guaranteed by Berkshire:
Notes due 2007	$700	$700
Notes due 2008	3,096	3,095
Notes due 2010	1,993	1,992
Notes due 2012-2015	3,038	3,038
Issued by other subsidiaries and guaranteed by Berkshire due 2006-2027	491	417
Issued by other subsidiaries and not guaranteed by Berkshire due 2006-2030	1,503	1,626

	$10,821	$10,868

	March 31,	December 31,
	2006	2005
		(Pro Forma)
Utilities and energy:
Issued by MidAmerican and its subsidiaries and not guaranteed by Berkshire:
MidAmerican senior unsecured debt due 2007-2036	$4,476	$2,776
Operating subsidiary and project debt due 2006-2036	11,126	7,150
Other	492	370

	$16,094	$10,296

     Operating subsidiary and project debt of utilities and energy businesses represents amounts issued by subsidiaries of MidAmerican or otherwise pursuant to separate project financing agreements. All or substantially all of the assets of certain utility subsidiaries are or may be pledged or encumbered to support or otherwise provide the security for project or subsidiary debt. Like all Berkshire subsidiaries, utility and energy subsidiaries are organized as legal entities separate

FORM 10-Q	Q/E 3/31/06
Notes To Interim Consolidated Financial Statements (Continued)
Note 9. Notes payable and other borrowings (Continued)
and apart from Berkshire and its other subsidiaries. It should not be assumed that any asset of any such subsidiary will be available to satisfy the obligations of Berkshire or any of its other subsidiaries; provided, however, that unrestricted cash or other assets which are available for distribution may, subject to applicable law and the terms of financing arrangements of such parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to Berkshire and the minority shareholders. The restrictions on distributions at these separate legal entities include various covenants including, but not limited to, leverage ratios, interest coverage ratios and debt service coverage ratios. As of March 31, 2006, all of the separate legal entities were in compliance with all applicable covenants.
     In late March 2006, MidAmerican issued $1.7 billion par amount of senior unsecured debt due 2036. Notes payable and other borrowings at March 31, 2006 includes approximately $4.2 billion of existing debt of PacifiCorp. Estimated repayments of the debt of the utilities and energy businesses for the next five years is as follows (in millions): 2006 – $722; 2007 – $1,101; 2008 – $1,980; 2009 – $426; and 2010 – $131.
Note 10. Common stock
     The following table summarizes Berkshire’s common stock activity during the first quarter of 2006.

	Class A common stock	Class B common stock
	(1,650,000 shares authorized)	(55,000,000 shares authorized)
	Issued and Outstanding	Issued and Outstanding
Balance at December 31, 2005	1,260,920	8,394,083
Conversions of Class A common stock to Class B common stock and other	(1,228)	54,170

Balance at March 31, 2006	1,259,692	8,448,253

     Each share of Class A common stock is convertible, at the option of the holder, into thirty shares of Class B common stock. Class B common stock is not convertible into Class A common stock. Class B common stock has economic rights equal to one-thirtieth (1/30) of the economic rights of Class A common stock. Accordingly, on an equivalent Class A common stock basis, there are 1,541,300 shares outstanding at March 31, 2006 and 1,540,723 shares outstanding at December 31, 2005. Each Class A common share is entitled to one vote per share. Each Class B common share possesses the voting rights of one-two-hundredth (1/200) of the voting rights of a Class A share. Class A and Class B common shares vote together as a single class.
Note 11. Comprehensive income
     Berkshire’s comprehensive income for the first quarter of 2006 and 2005 is shown in the table below (in millions).

	First Quarter
	2006	2005
Net earnings	$2,313	$1,363

Other comprehensive income:
Increase (decrease) in unrealized appreciation of investments	1,938	(1,182)
Applicable income taxes and minority interests	(677)	412
Other	128	(66)
Applicable income taxes and minority interests	(42)	(18)

	1,347	(854)

Comprehensive income	$3,660	$509

Note 12. Pension plans
     The components of net periodic pension expense for the first quarter of 2006 and 2005 are as follows (in millions).

	First Quarter
	2006	2005
Service cost	$40	$26
Interest cost	79	48
Expected return on plan assets	(84)	(46)
Net amortization, deferral and other	13	1

	$48	$29

FORM 10-Q	Q/E 3/31/06
Notes To Interim Consolidated Financial Statements (Continued)
Note 12. Pension plans (Continued)
     The increase in net periodic pension expense in 2006 over 2005 was principally attributed to the consolidation of MidAmerican. Contributions to defined benefit plans in 2006 are expected to total $234 million, which includes $148 million related to the utilities and energy businesses.
Note 13. Life settlement contracts
     In March 2006, FASB Staff Position No. FTB 85-4-1, “Accounting for Life Settlement Contracts by Third-Party Investors” (“FTB 85-4-1) was issued. This pronouncement provides guidance on the initial and subsequent measurement, financial presentation and disclosures for third-party investors in life settlement contracts. Under FTB 85-4-1, the investor may value such contracts under the investment method or at fair value based upon an irrevocable election made on an investment by investment basis. Under the investment method, the initial transaction price plus all initial and subsequent direct external costs paid by the investor to keep the policy in force are capitalized. Death benefits received by the investor are applied against the capitalized costs and the excess is recorded as a gain. Under the fair value method, the investments in the contracts are measured at fair value each reporting period and the changes in fair value are reported in earnings. Previously, life settlement contracts were valued at the cash surrender value of the underlying insurance policy. FTB 85-4-1 is effective for fiscal years beginning after June 15, 2006 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year. Berkshire adopted this FTB effective January 1, 2006 and elected to use the investment method. The after-tax cumulative effect of adopting FTB 85-4-1 of $180 million is reflected as an increase in retained earnings as of the beginning of 2006.
Note 14. Accounting pronouncements to be adopted
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specified situations. Such servicing assets or liabilities would be initially measured at fair value, if practicable and subsequently measured at amortized value or fair value based upon an election of the reporting entity. SFAS 156 also specifies certain financial statement presentations and disclosures in connection with servicing assets and liabilities. SFAS 156 is effective for fiscal years beginning after September 15, 2006 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year. Berkshire does not expect that the adoption of SFAS 156 will have a material effect on its Consolidated Financial Statements.
Note 15. Contingencies
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

FORM 10-Q	Q/E 3/31/06
Notes To Interim Consolidated Financial Statements (Continued)
Note 15. Contingencies (Continued)
     General Re, Berkshire, and certain of Berkshire’s other insurance subsidiaries, including National Indemnity Company (“NICO”) have also been continuing to cooperate fully with the U.S. Securities and Exchange Commission (“SEC”), the DOJ and the New York State Attorney General (“NYAG”) in their ongoing investigations of non-traditional products. The EDVA U.S. Attorney and the DOJ have also been working with the SEC and the NYAG in connection with these investigations. General Re originally received subpoenas from the SEC and NYAG in January 2005. General Re, Berkshire and NICO have been providing information to the government relating to transactions between General Reinsurance or NICO (or their respective subsidiaries or affiliates) and other insurers in response to the January 2005 subpoenas and related requests and, in the case of General Reinsurance (or its subsidiaries or affiliates), in response to subpoenas from other U.S. Attorneys conducting investigations relating to certain of these transactions. In particular, General Re and Berkshire have been responding to requests from the government for information relating to certain transactions that may have been accounted for incorrectly by counterparties of General Reinsurance (or its subsidiaries or affiliates). Berkshire understands that the government is evaluating the actions of General Re and its subsidiaries, as well as those of their counterparties to determine whether General Re or its subsidiaries conspired with others to misstate counterparty financial statements or aided and abetted such misstatements by the counterparties. The SEC, NYAG, DOJ and the EDVA U.S. Attorney have interviewed a number of current and former officers and employees of General Re and General Reinsurance as well as Berkshire’s Chairman and CEO, Warren E. Buffett, and have indicated they plan to interview additional individuals.
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
     On February 2, 2006, the DOJ announced that a federal grand jury had indicted three former executives of General Re on charges related to the AIG Transaction. The indictment charges Mr. Ferguson, Ms. Monrad and Mr. Graham, along with one former officer of AIG, with one count of conspiracy to commit securities fraud, four counts of securities fraud, two counts of causing false statements to be made to the SEC, four counts of wire fraud and two counts of mail fraud in connection with the AIG Transaction. The SEC also announced on February 2, 2006 that it had filed an enforcement action against Mr. Ferguson, Ms. Monrad, Mr. Graham, Mr. Garand and the same former AIG officer, for aiding and abetting AIG’s violations of the antifraud provisions and other provisions of the federal securities laws in connection with the AIG Transaction. The SEC complaint seeks permanent injunctive relief, disgorgement of any ill-gotten gains, civil penalties and orders barring each defendant from acting as an officer or director of a public company. Each of the individuals indicted by the federal grand jury was arraigned on February 16, 2006 and each individual pleaded not guilty to all charges. At present there is no trial date for this matter. On February 9, 2006, AIG announced that it had reached a resolution of claims and matters under investigation with the DOJ, the SEC, the NYAG and the New York State Department of Insurance in connection with the accounting, financial reporting and insurance brokerage practices of AIG and its subsidiaries, including claims and matters under investigation relating to the AIG Transaction, as well as claims relating to the underpayment of certain workers’ compensation premium taxes and other assessments. AIG announced that it will make payments totaling approximately $1.64 billion as a result of these settlements.

FORM 10-Q	Q/E 3/31/06
Notes To Interim Consolidated Financial Statements (Continued)
Note 15. Contingencies (Continued)
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
     On April 14, 2005, the Australian Prudential Regulation Authority (“APRA”) announced an investigation involving financial or finite reinsurance transactions by General Reinsurance Australia Limited (“GRA”), a subsidiary of General Reinsurance. An inspector appointed by APRA under section 52 of the Insurance Act 1973 has been conducting an investigation including a request for the production of documents of GRA’s financial or finite reinsurance business and a request to interview four directors of GRA. GRA has been cooperating fully with this investigation.
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

FORM 10-Q	Q/E 3/31/06
Notes To Interim Consolidated Financial Statements (Continued)
Note 15. Contingencies (Continued)
     General Reinsurance is also a defendant in two lawsuits filed in Alabama state courts. The first suit was filed in the Circuit Court of Montgomery County by a group of Alabama hospitals that are former members of the Alabama Hospital Association Trust (“AHAT”). This suit (the “AHA Action”) alleged violations of the Alabama Securities Act, conspiracy, fraud, suppression, unjust enrichment and breach of contract against General Reinsurance and virtually all of the defendants in the federal suits based on an alleged business combination between AHAT and ROA in 2001 and subsequent capital contributions to ROA in 2002 by the Alabama hospitals. The allegations of the AHA Action are largely identical to those set forth in the complaint filed by the Virginia receiver for ROA. General Reinsurance previously filed a motion to dismiss all of the claims in the AHA Action. The motion was granted in part by an order in March 2005, which dismissed the Alabama Securities Act claim against General Reinsurance and ordered plaintiffs to amend their allegations of fraud and suppression. Plaintiffs in the AHA Action filed their Amended and Restated Complaint in April 2005, alleging claims of conspiracy, fraud, suppression and aiding and abetting breach of fiduciary duty against General Reinsurance. General Reinsurance filed a motion to dismiss all counts of the Amended and Restated Complaint in May 2005. The Special Master appointed by the court heard arguments on July 13, 2005 and recommended denial of the motion on July 22, 2005. On July 22, 2005, the Court denied General Reinsurance’s motion to dismiss. General Reinsurance filed and served its answer and affirmative defenses to the Amended and Restated Complaint on September 1, 2005. Discovery has begun. The second suit, also filed in the Circuit Court of Montgomery County, was initiated by Baptist Health Systems, Inc. (“BHS”), a former member of AHAT, and alleged claims identical to those in the initial AHA Action, plus claims for breach of fiduciary duty and wantonness. These cases have been consolidated for pretrial purposes. BHS filed its First Amended Complaint in April 2005, alleging violations of the Alabama Securities Act, conspiracy, fraud, suppression, breach of fiduciary duty, wantonness and unjust enrichment against General Reinsurance. General Reinsurance filed a motion to dismiss all counts of the Amended and Restated Complaint in May 2005. The Special Master heard arguments on July 13, 2005, and on July 22, 2005, recommended dismissal of the claim under the Alabama Securities Act, but recommended denial of the motion to dismiss the remaining claims. On July 22, 2005, the Court denied General Reinsurance’s motion to dismiss. General Reinsurance filed and served its answer and affirmative defenses to the Amended and Restated Complaint on September 1, 2005. Discovery has begun. The AHA Action and the BHS complaint claim damages in excess of $60 million in the aggregate as against all defendants. These matters are scheduled for trial on January 8, 2007.
     Actions related to AIG
     General Reinsurance received a Summons and a Consolidated Amended Class Action Complaint on April 29, 2005, in the matter captioned In re American International Group Securities Litigation, Case No. 04-CV-8141-(LTS), United States District Court, Southern District of New York. This is a putative class action asserted on behalf of investors who purchased publicly-traded securities of AIG between October 1999 and March 2005. On June 7, 2005, General Reinsurance received a second Summons and Class Action Complaint in a putative class action asserted on behalf of investors who purchased AIG securities between October 1999 and March 2005, captioned San Francisco Employees’ Retirement System, et al. vs. American International Group, Inc., et al., Case No. 05-CV-4270, United States District Court, Southern District of New York. At a July 2005 conference, the court ruled that the plaintiffs in case no. 04-CV-8141 would be lead plaintiffs. On September 27, 2005, the plaintiffs in case no. 04-CV-8141 filed a Consolidated Second Amended Complaint (the “Complaint”). The Complaint asserts various claims against AIG, and various of its officers, directors, investment banks and other parties. Included among the defendants are General Reinsurance and Messrs. Ferguson, Napier and Houldsworth (whom the Complaint defines as the “General Re Defendants”). The Complaint alleges that the General Re Defendants violated Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated under that Act through their activities in connection with the AIG Transaction described in “Governmental Investigations,” above. The Complaint seeks damages and other relief in unspecified amounts. The General Re Defendants moved to dismiss the Complaint on the grounds that it failed to state a claim on which relief can be granted against these defendants. The motion was heard on April 20, 2006, and was denied by the Court. No discovery has taken place.
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

FORM 10-Q	Q/E 3/31/06
Notes To Interim Consolidated Financial Statements (Continued)
Note 15. Contingencies (Continued)
Corporation.” In August 2005, General Reinsurance received a Summons and First Amended Consolidated Shareholders’ Derivative Complaint in In re American International Group, Inc. Consolidated Derivative Litigation, Case No. 769-N, Delaware Chancery Court. The claims asserted in the Delaware complaint are substantially similar to those asserted in the New York derivative complaint described earlier in this paragraph, except that the Delaware complaint makes clear that the plaintiffs are asserting claims against both General Reinsurance and General Re. Proceedings in both the New York derivative suit and the Delaware derivative suit are stayed until August 31, 2006.
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
     Insurance Brokerage Antitrust Litigation
     Berkshire, General Re and General Reinsurance are defendants in this multi-district litigation, In Re: Insurance Brokerage Antitrust Litigation, MDL No. 1663 (D.N.J.). In February 2005, the Judicial Panel on Multidistrict Litigation transferred several different cases to the District of New Jersey for coordination and consolidation. Each consolidated case concerned allegations of an industry-wide scheme on the part of commercial insurance brokers and insurance companies to defraud a purported class of insurance purchasers through bid-rigging and contingent commission arrangements. Berkshire, General Re and General Reinsurance were not parties to the original, transferred cases. On August 1, 2005, the named plaintiffs—fourteen businesses, two municipalities, and three individuals—filed their First Consolidated Amended Commercial Class Action Complaint, and Berkshire, General Re and General Reinsurance (along with a large number of insurance companies and insurance brokers) were named as defendants in the Amended Complaint. The plaintiffs claim that all defendants engaged in a pattern of racketeering activity, in violation of RICO, and that they conspired to restrain trade. They further allege that the broker defendants breached fiduciary duties to the plaintiffs, that the insurer defendants aided and abetted that breach, and that all defendants were unjustly enriched in the process. Plaintiffs seek treble damages in an unspecified amount, together with interest and attorneys fees and expenses. They also seek a declaratory judgment of wrongdoing as well as an injunction against future anticompetitive practices. On November 29, 2005, General Re, General Reinsurance and Berkshire, together with the other defendants, filed motions to dismiss the complaint. The Court has not yet set a hearing on these motions. On February 1, 2006, plaintiffs filed a motion for leave to file a Second Consolidated Amended Complaint. Among other things, plaintiffs sought leave to add numerous new defendants, including several additional Berkshire subsidiaries including, among others, NICO. Berkshire opposed the motion for leave to amend, and the Court has denied the motion without prejudice to plaintiffs’ renewing it following a ruling on defendants’ motion to dismiss the First Consolidated Amended Complaint.
     Berkshire cannot at this time predict the outcome of these matters, is unable to estimate a range of possible loss, if any, and cannot predict whether or not the outcomes will have a material adverse effect on Berkshire’s business or results of operations for at least the quarterly period when these matters are completed or otherwise resolved.

FORM 10-Q	Q/E 3/31/06
Notes To Interim Consolidated Financial Statements (Continued)
Note 16. Business segment data
     Berkshire’s consolidated segment data for the first quarter of 2006 and 2005 is as follows. Amounts are in millions.

	Revenues
	First Quarter
	2006	2005
Operating Businesses:
Insurance:
Premiums earned:
GEICO	$2,638	$2,388
General Re	1,434	1,658
Berkshire Hathaway Reinsurance Group	1,020	985
Berkshire Hathaway Primary Group	430	300
Investment income	1,023	792

Total insurance group	6,545	6,123
Apparel	532	559
Building products	1,198	1,109
Finance and financial products	1,222	1,019
Flight services	919	767
McLane Company	6,107	5,652
Retail	655	603
Shaw Industries	1,439	1,294
Utilities and energy *	2,193	—
Other businesses	1,234	715

	22,044	17,841

Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	805	(106)
Eliminations and other	(86)	(101)

	$22,763	$17,634

	Earnings (loss) before taxes
	First Quarter
	2006	2005
Operating Businesses:
Insurance:
Underwriting:
GEICO	$311	$312
General Re	71	19
Berkshire Hathaway Reinsurance Group	94	143
Berkshire Hathaway Primary Group	35	18
Net investment income	1,018	787

Total insurance group	1,529	1,279
Apparel	51	72
Building products	191	175
Finance and financial products	251	199
Flight services	21	7
McLane Company	55	69
Retail	37	29
Shaw Industries	155	88
Utilities and energy *	418	141
Other businesses	130	81

	2,838	2,140

Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	805	(120)
Interest expense, excluding interest allocated to business segments	(18)	(21)
Eliminations and other	(12)	(26)

	$3,613	$1,973

*	Pre-tax earnings for 2005 of the utilities and energy businesses represents Berkshire’s equity in net earnings of MidAmerican, which was accounted for under the equity method during this period (see Notes 1 and 2).

FORM 10-Q	Q/E 3/31/06
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     Net earnings for the first quarter of 2006 and 2005 are disaggregated in the table that follows. Amounts are after deducting minority interests and income taxes. Amounts are in millions.

	First Quarter
	2006	2005
Insurance — underwriting	$330	$319
Insurance — investment income	703	554
Utilities and energy	233	141
Manufacturing, services and retailing	378	325
Finance and financial products	157	124
Interest expense, unallocated and other	(14)	(23)
Investment and derivative gains/losses	526	(77)

Net earnings	$2,313	$1,363

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
     Accordingly, Berkshire’s reportable business segments are organized in a manner that reflects how Berkshire’s top management views those business activities. Certain businesses have been grouped based upon similar products or product lines, marketing, selling and distribution characteristics even though those businesses are operated by separate local management. There are over 40 separate reporting units. The business segment data (Note 16 to the Interim Consolidated Financial Statements) should be read in conjunction with this discussion. Utilities and energy results include MidAmerican Energy Holdings Company and its subsidiaries (“MidAmerican”). See Notes 1, 2, 3 and 7 to the Interim Consolidated Financial Statements.
     Insurance — Underwriting
     A summary follows of underwriting results from Berkshire’s insurance businesses for the first quarter of 2006 and 2005. Amounts are in millions.

	First Quarter
	2006	2005
Underwriting gain attributable to:
GEICO	$311	$312
General Re	71	19
Berkshire Hathaway Reinsurance Group	94	143
Berkshire Hathaway Primary Group	35	18

Underwriting gain — pre-tax	511	492
Income taxes and minority interests	181	173

Net underwriting gain	$330	$319

     Berkshire engages in both primary insurance and reinsurance of property and casualty risks. Through General Re, Berkshire also reinsures life and health risks. In primary insurance activities, Berkshire subsidiaries assume defined portions of the risks of loss from persons or organizations that are directly subject to the risks. In reinsurance activities, Berkshire subsidiaries assume defined portions of similar or dissimilar risks that other insurers or reinsurers have subjected themselves to in their own insuring activities. Berkshire’s principal insurance and reinsurance businesses are: (1) GEICO, one of the four largest auto insurers in the U.S., (2) General Re, (3) Berkshire Hathaway Reinsurance Group (“BHRG”) and (4) Berkshire Hathaway Primary Group. On June 30, 2005, Berkshire acquired Medical Protective Company (“Med Pro”), a provider of professional liability insurance to physicians, dentists and other healthcare providers. Underwriting results from this business are included in the Berkshire Hathaway Primary Group beginning July 1, 2005.
     Berkshire’s management views insurance businesses as possessing two distinct operations — underwriting and investing. Underwriting decisions are the responsibility of the unit managers; investing, with limited exceptions at GEICO and at General Re’s international operations, is the responsibility of Berkshire’s Chairman and CEO, Warren E. Buffett. Accordingly, Berkshire evaluates performance of underwriting operations without any allocation of investment income.

FORM 10-Q	Q/E 3/31/06
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
     Periodic underwriting results can be affected significantly by changes in estimates for unpaid losses and loss adjustment expenses, including amounts established for occurrences in prior years. In addition, the timing and amount of catastrophe losses can produce significant volatility in periodic underwriting results. Hurricanes and tropical storms affecting the United States and Caribbean tend to occur between June and December. Berkshire experienced significant losses from such events during the third and fourth quarters of the last two years.
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
     GEICO’s pre-tax underwriting results for the first quarter of 2006 and 2005 are summarized in the table below. Dollar amounts are in millions.

	First Quarter
	2006		2005
	Amount	%	Amount	%
Premiums earned	$2,638	100.0	$2,388	100.0

Losses and loss adjustment expenses	1,834	69.5	1,651	69.1
Underwriting expenses	493	18.7	425	17.8

Total losses and expenses	2,327	88.2	2,076	86.9

Pre-tax underwriting gain	$311		$312

     Premiums earned in the first quarter of 2006 were $2,638 million, an increase of $250 million (10.5%) over the first quarter of 2005. The growth in premiums earned for voluntary auto was 10.3% and reflects a 12.3% increase in policies-in-force during the past year. Policies-in-force over the last twelve months increased 13.7% in the preferred risk auto markets and increased 8.6% in the standard and nonstandard auto markets. Voluntary auto new business sales in the first quarter of 2006 increased 11.8% compared to 2005. Voluntary auto policies-in-force at March 31, 2006 were 273,000 higher than at December 31, 2005. Over the past two years, GEICO reduced premium rates in certain markets to better match price with the underlying risk resulting in relatively lower premiums per policy.
     Losses and loss adjustment expenses incurred for the first quarter of 2006 totaled $1,834 million, an increase of $183 million (11.1%) over the first quarter of 2005. The loss ratio was 69.5% in the first quarter of 2006 compared to 69.1% in 2005. Claims frequencies for physical damage coverages decreased in the three to six percent range from 2005 while frequencies for injury coverages decreased in the four to six percent range. Injury severity increased in the three to five percent range over 2005 while physical damage severity increased in the four to seven percent range. Incurred losses from catastrophe events for the first quarter of 2006 totaled approximately $8 million compared to $13 million in the first quarter of 2005. Underwriting expenses increased 16% in the first quarter of 2006 to $493 million, reflecting increased underwriting, policy issuance and advertising costs associated with new business.
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

FORM 10-Q	Q/E 3/31/06
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     General Re (Continued)
and health reinsurance is written for clients worldwide through Cologne Re. General Re’s pre-tax underwriting results for the first quarter of 2006 and 2005 are summarized below. Amounts are in millions.

	First Quarter
	Premiums earned		Pre-tax underwriting gain (loss)
	2006	2005	2006	2005
Property/casualty:
North America	$467	$580	$38	$19
International	406	527	5	(13)
Life/health	561	551	28	13

	$1,434	$1,658	$71	$19

     General Re strives to generate pre-tax underwriting gains in essentially all of its product lines. Underwriting performance is not evaluated based upon market share and underwriters are instructed to reject inadequately priced risks. The decline in both North American and International property/casualty premiums in the first quarter of 2006 as compared to the prior year was attributable to maintaining underwriting and pricing discipline.
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
     North American first quarter 2006 premiums earned decreased by $113 million (19.5%) from the same quarter in 2005. The decline was primarily due to cancellations and non-renewals exceeding new contracts, with a minimal effect from rate increases. Premiums written in the first quarter of 2006 declined 16.2% from amounts written in the first quarter of 2005. Continued current market conditions may result in further declines in written and earned premiums during 2006 as compared with 2005.
     The North American property/casualty business produced a pre-tax underwriting gain of $38 million in the first quarter of 2006 compared with an underwriting gain of $19 million in the first quarter of 2005. The results for 2006 were comprised of $72 million in property gains and $34 million in casualty losses, including workers’ compensation. The casualty losses included $35 million in accretion and amortization. Comparable period 2005 results consisted of $81 million in gains from property lines and $62 million of losses from casualty lines (including $30 million in accretion and amortization). Results for both 2006 and 2005 benefited from good property results, favorable reserve run-off and pricing and underwriting discipline.
International property/casualty
     Premiums earned declined $121 million (23.0%) in the first quarter of 2006 from the same period in 2005. In local currencies, premiums earned in 2006 declined 15.3% from 2005 amounts. The decline in local currencies was primarily due to maintaining underwriting discipline, which included the non-renewal of unprofitable business.
     The International property/casualty operations produced a pre-tax underwriting gain of $5 million in the first quarter of 2006 compared with an underwriting loss of $13 million in the comparable 2005 period. Underwriting results for 2006 benefited from $38 million in gains in property and aviation lines of business. Substantially offsetting these gains were $33 million in casualty line losses. Results for the first quarter of 2005 included catastrophe losses of $32 million from winter storm Erwin, which affected Northern Europe in January 2005.
Life/health
     Premiums earned increased 1.8% in the first quarter of 2006 from 2005 amounts. Adjusting for the effects of foreign currency exchange rates, premiums earned increased 7.1% in 2006. The increase in premiums earned occurred in both North American and International life business.
     The global life/health operations produced pre-tax underwriting gains of $28 million and $13 million in the first quarter of 2006 and 2005, respectively. The results for 2006 reflected $32 million in gains for the international business, and $4 million in losses from the U.S. business. The favorable international results consisted of gains primarily in life business, due to favorable mortality. The U.S. losses were primarily driven by the health business.

FORM 10-Q	Q/E 3/31/06
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Berkshire Hathaway Reinsurance Group
     The Berkshire Hathaway Reinsurance Group (“BHRG”) underwrites excess-of-loss reinsurance and quota-share coverages for insurers and reinsurers world-wide. BHRG’s business includes catastrophe excess-of-loss reinsurance and excess direct and facultative reinsurance for large or otherwise unusual discrete property risks referred to as individual risk. Retroactive reinsurance policies provide indemnification of losses and loss adjustment expenses with respect to past loss events. Other multi-line refers to other business written on both a quota-share and excess basis, participations in and contracts with Lloyd’s syndicates as well as aviation and workers’ compensation programs.
     BHRG’s pre-tax underwriting results for the first quarter of 2006 and 2005 are summarized in the table below. Amounts are in millions.

	First Quarter
	Premiums earned		Pre-tax underwriting gain (loss)
	2006	2005	2006	2005
Catastrophe and individual risk	$425	$356	$200	$141
Retroactive reinsurance	—	—	(87)	(98)
Other multi-line	595	629	(19)	100

	$1,020	$985	$94	$143

     Premiums earned from catastrophe and individual risk contracts increased $69 million (19.4%) in the first quarter of 2006 from the same period in 2005. About two thirds of the increase related to catastrophe business. The underwriting results in the first quarter of 2006 reflect losses incurred of approximately $90 million attributed to pre-2006 catastrophes, primarily Hurricane Wilma in 2005. The underwriting gains from the catastrophe and individual risk business in 2005 are net of losses of $47 million from 2005 events, primarily European winter storm Erwin as well as approximately $50 million of additional losses incurred in connection with 2004 events, including hurricanes in the Southeast U.S. and Caribbean and the Southeast Asia tsunami.
     Retroactive policies normally provide very large, but limited, indemnification of unpaid losses and loss adjustment expenses with respect to past loss events which are generally expected to be paid over long periods of time. The underwriting losses from retroactive reinsurance are primarily attributed to the recurring amortization of deferred charges established on retroactive reinsurance contracts written over the past several years, and predominantly prior to 2004. The deferred charges are amortized over the expected claim payment period using the interest method. The amortization charges are recorded as losses incurred and, therefore, produce underwriting losses. The amount of amortization charges in a given period is based upon estimates of the timing and amount of future loss payments. No significant changes in such estimates were made in the first quarter of 2006 or 2005. At March 31, 2006, unamortized deferred charges totaled approximately $2.0 billion and gross unpaid losses totaled approximately $8.8 billion.
     Premiums earned in the first quarter of 2006 from other multi-line business totaled $595 million, a decrease of $34 million (5.4%) from the first quarter of 2005. The comparative decrease was attributed to a decrease in Lloyd’s syndicate participations and reduced multi-line quota-share and excess volume (approximately $200 million) which was partially offset by an increase in premium volume from workers’ compensation programs. Multi-line business produced a pre-tax underwriting loss of $19 million or approximately 3% of earned premiums. Results for the first quarter of 2006 include higher losses under property quota-share contracts. Net underwriting results in the first quarter of 2005 reflected increased underwriting gains from property coverages due to favorable loss experience as well as a gain from the reduction of prior year reserve estimates for certain casualty exposures.
     The timing and amount of catastrophe losses can produce extraordinary volatility in the periodic underwriting results of the BHRG, and, in particular, in the catastrophe and individual risk business.

FORM 10-Q	Q/E 3/31/06
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Berkshire Hathaway Primary Group
     Premiums earned in the first quarter by Berkshire’s various primary insurers totaled $430 million in 2006 and $300 million in 2005. Premiums earned in the first quarter of 2006 included $139 million from Med Pro, which was acquired June 30, 2005. For the first three months, Berkshire’s primary insurers produced underwriting gains of $35 million in 2006 and $18 million in 2005. The increase in underwriting gains in 2006 versus 2005 was primarily attributed to an underwriting gain generated by Med Pro.
     Insurance — Investment Income
     Net investment income produced by Berkshire’s insurance and reinsurance businesses for the first quarter of 2006 and 2005 is summarized in the table below. Amounts are in millions.

	First Quarter
	2006	2005
Investment income before taxes	$1,018	$787
Applicable income taxes and minority interests	315	233

Investment income after taxes and minority interests	$703	$554

     Investment income consists of interest and dividends earned on cash equivalents and fixed maturity and equity investments of Berkshire’s insurance businesses. Pre-tax investment income earned in the first quarter of 2006 exceeded amounts earned in 2005 by $231 million (29.4%). The increase primarily reflects comparatively higher short-term interest rates in the United States during the first quarter of 2006 as compared to 2005.
     A summary of investments (including cash and cash equivalents) held in Berkshire’s insurance businesses follows. Amounts are in millions.

	March 31,	Dec. 31,	March 31,
	2006	2005	2005
Cash and cash equivalents	$36,561	$38,814	$43,324
Equity securities	49,471	46,412	38,364
Fixed maturity securities	26,967	27,385	22,078
Other	927	918	1,975

	$113,926	$113,529	$105,741

     Fixed maturity securities as of March 31, 2006 were as follows. Amounts are in millions.

	Amortized	Unrealized
	Cost	Gains/losses	Fair value
U.S. Treasury, government corporations and agencies	$7,465	$(35)	$7,430
States, municipalities and political subdivisions	3,590	52	3,642
Foreign governments	7,900	17	7,917
Corporate bonds and redeemable preferred stocks, investment grade	2,806	151	2,957
Corporate bonds and redeemable preferred stocks, non-investment grade	2,136	1,285	3,421
Mortgage-backed securities	1,571	29	1,600

	$25,468	$1,499	$26,967

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
     Invested assets derive from shareholder capital and reinvested earnings as well as net liabilities assumed under insurance contracts or “float.” The major components of float are unpaid losses, unearned premiums and other liabilities to policyholders less premiums and reinsurance receivables, deferred charges assumed under retroactive reinsurance contracts and deferred policy acquisition costs. Float totaled approximately $49.5 billion at March 31, 2006 versus $49.3 billion at December 31, 2005 and $46.7 billion at March 31, 2005. The cost of float, as represented by the ratio of pre-tax underwriting gain or loss to average float, was negative for the first quarters of 2006 and 2005, as Berkshire’s insurance businesses generated pre-tax underwriting gains in each period.

FORM 10-Q	Q/E 3/31/06
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
          Utilities and Energy
     Revenues and earnings from utilities and energy businesses for the first quarter of 2006 and 2005 are summarized below. Berkshire’s Consolidated Financial Statements in 2005 represent Berkshire’s share of MidAmerican’s net earnings as determined under the equity method. In 2006, MidAmerican’s revenues and expenses are included in Berkshire’s Consolidated Statement of Earnings. Interest expense on debt securities held by Berkshire and other affiliates has been eliminated. For comparative purposes, revenues and earnings of MidAmerican for 2005 are provided. Amounts are in millions.

	First Quarter
	Revenues		Earnings
	2006	2005	2006	2005
U.S. electricity and gas generation and distribution	$1,118	$856	$157	$99
Natural gas pipelines	293	280	165	160
U.K. electricity	210	239	114	126
Real estate brokerage	355	362	—	8
Other	217	100	163	64
Interest expense	—	—	(181)	(187)

	$2,193	$1,837	418	270

Income taxes and minority interests			185	129	*

			$233	$141

*	Includes a charge of $13 million related to Berkshire’s accounting for its investments in MidAmerican under the equity method.
     First quarter 2006 revenues from U.S. electricity and gas generation and distribution business increased $262 million (31%) over 2005. The increase was primarily attributed to (1) higher regulated wholesale electricity sales ($80 million), (2) increased non-regulated energy sales due primarily to a change in management’s strategy related to certain end-use natural gas contracts, which resulted in prospective revenues and costs being recorded on a gross rather than net basis and an increase in the per unit cost of natural gas ($94 million) and (3) electricity sales of PacifiCorp for the March 21 through March 31 period ($76 million).
     Pre-tax earnings of utilities and energy businesses totaled $418 million for the first quarter of 2006, an increase of $148 million (55%) over the first quarter of 2005. Earnings from U.S. regulated electric generation and distribution increased approximately $58 million in 2006 as compared to 2005 due primarily to higher operating margins on wholesale electricity sales and the inclusion of $22 million in pre-tax operating earnings of PacifiCorp. In addition, earnings from other activities for the first quarter of 2006 included an $89 million pre-tax gain from the disposal of equity securities of Mirant, which had been awarded to Kern River through a bankruptcy claim.
          Manufacturing, Services and Retailing
     A summary of revenues and earnings of Berkshire’s diverse manufacturing, services and retailing businesses follows. Amounts are in millions.

	First Quarter
	Revenues		Earnings
	2006	2005	2006	2005
Apparel	$532	$559	$51	$72
Building products	1,198	1,109	191	175
Flight services	919	767	21	7
McLane Company	6,107	5,652	55	69
Retail	655	603	37	29
Shaw Industries	1,439	1,294	155	88
Other businesses	1,234	715	130	81

	$12,084	$10,699	640	521

Income taxes and minority interests			262	196

			$378	$325

FORM 10-Q	Q/E 3/31/06
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Manufacturing, Services and Retailing (Continued)
Apparel
     Apparel businesses generated sales of $532 million for the first quarter of 2006, a decrease of $27 million (5%) versus the first quarter of 2005. First quarter 2006 clothing sales declined $52 million from 2005 and were partially offset by a $26 million increase in footwear sales. The reduction in clothing sales primarily reflected efforts in the first quarter of 2006 by major retailers to reduce their inventory levels. The increase in footwear sales reflected higher comparative sales in most of the major product lines (work boots, casual shoes and western boots.) Pre-tax earnings of apparel businesses in the first quarter of 2006 were $51 million, a decrease of $21 million (29%) from 2005. The decline in pre-tax earnings was attributed to lower earnings from clothing, reflecting lower sales volume as well as higher advertising costs and closure costs related to certain of Fruit of the Loom’s manufacturing facilities.
Building products
     Revenues and pre-tax earnings for the first quarter of 2006 of the building products group increased $89 million (8%) and $16 million (9%), respectively, over revenues and pre-tax earnings for the first quarter of 2005. Increased revenues were generated by all of the businesses included in this segment, although the roofing systems division of Johns Manville had a decline in comparative revenues as demand in 2005 was exceptionally high. The increase in revenues is primarily attributed to higher average selling prices and increased unit volume for insulation products, connector plates, truss machinery, coatings and bricks. Selling price increases have generally been in response to raw material and energy cost inflation, which has driven manufacturing and delivery costs higher.
     The increase in pre-tax earnings in the first quarter of 2006 as compared to 2005 was primarily attributed to the general increases in sales volume partially offset by the volume decline in the roofing systems division of Johns Manville. Residential housing construction, which has been strong in recent years, is showing signs of weakness in certain areas of the U.S. Changes in construction conditions as well as sources and prices of raw materials and energy can have a significant effect on the operating results of the building products group.
Flight services
     Flight services revenues in the first quarter of 2006 increased $152 million (20%) over 2005, which was primarily due to a 23% increase in revenues from NetJets’ fractional aircraft ownership business. Flight operations and management service fees increased 19% in the first quarter of 2006 primarily resulting from a 14% increase in occupied flight hours, hourly rate increases and a 12% increase in the number of aircraft managed within the NetJets program over the past twelve months and increased management fee rates. Revenues for the first quarter of 2006 from training (FlightSafety) increased 7% over 2005. Pre-tax earnings of the flight services businesses totaled $21 million in the first quarter of 2006 versus $7 million in 2005. Pre-tax earnings from training services increased $2 million in 2006 versus 2005 and pre-tax losses from the fractional ownership business declined $12 million in 2006 as compared with 2005. The decline in the fractional ownership pre-tax loss was primarily due to a comparative decline in losses from subcontracted flights, which are necessary to meet peak customer demand and increased rates, somewhat offset by higher interest, depreciation and payroll expenses.
McLane Company
     Revenues from the McLane distribution business were $6,107 million for the first quarter of 2006, an increase of $455 million (8%) over 2005. Pre-tax earnings totaled $55 million for the first quarter of 2006, a decrease of $14 million (20%) from 2005. McLane’s business is marked by high sales volume and low profit margins and has been subject to increased price competition in recent periods. Approximately one-third of McLane’s total sales are to Wal-Mart Stores, Inc. The increases in revenues in 2006 were primarily due to growth in grocery business, partially offset by a reduction in restaurant food service sales due to the loss of a large customer in mid-2005. The net increase in sales in 2006 was offset by a 0.4 percentage point reduction in the sales margin rate primarily attributed to increased competition. Pre-tax earnings for the first quarter of 2005 included a $10 million gain from a litigation settlement.
Retail
     Berkshire’s retail operations consist of several home furnishings and jewelry retailers. Aggregate revenues in the first quarter of 2006 increased $52 million (9%) over 2005. First quarter revenues of the home furnishings businesses were $491 million in 2006 and $444 million in 2005 and jewelry revenues were $164 million in 2006 as compared to $159 million in 2005. Aggregate same store sales of home furnishings businesses in 2006 increased approximately 7% compared to 2005. In addition, revenues in 2006 also reflect the impact of a new R.C. Willey store. Pre-tax earnings of the retail group totaled $37 million in the first quarter of 2006, an increase of $8 million (28%) over 2005. The comparative increase in pre-tax earnings was produced by the home furnishings businesses, partially offset by minor reductions at certain of the jewelry operations.

FORM 10-Q	Q/E 3/31/06
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Manufacturing, Services and Retailing (Continued)
Shaw Industries
     Revenues of Shaw Industries in the first quarter of 2006 totaled $1,439 million, an increase of $145 million (11%) over the first quarter of 2005. The increase was primarily due to a 12% increase in average net selling prices for carpet, partially offset by a 3% reduction in carpet sales volume. Pre-tax earnings for the first quarter of 2006 totaled $155 million, an increase of $67 million (76%) over the first quarter of 2005. Beginning in 2004, manufacturing costs have risen significantly, primarily from higher costs of petrochemical-based raw materials. Because selling price increases generally lag cost increases, operating margins have been generally depressed over that period. Raw material costs have stabilized somewhat and the effects of recent sales price increases helped produce higher operating margins. In addition, Shaw benefited from the integration of the carpet backing and nylon-fiber manufacturing operations acquired in the fourth quarter of 2005. These two acquisitions allow Shaw to internally produce most of its carpet-backing needs and to secure a more stable source of raw material and are expected to result in relatively lower production costs in the future.
Other businesses
     Aggregate revenues and pre-tax earnings of Berkshire’s other numerous and diversified businesses in the first quarter of 2006 increased $519 million and $49 million, respectively, over 2005 and was primarily attributed to the inclusion of the results of Forest River. Berkshire acquired Forest River on August 31, 2005. Forest River is a leading manufacturer of leisure vehicles in the U.S.
     Finance and Financial Products
     A summary of revenues and earnings from Berkshire’s finance and financial products businesses follows. Amounts are in millions.

	First Quarter
	Revenues		Earnings
	2006	2005	2006	2005
Manufactured housing and finance	$859	$661	$118	$88
Furniture/transportation equipment leasing	213	194	38	32
Other	150	164	95	79

	$1,222	$1,019	251	199

Income taxes and minority interests			94	75

			$157	$124

     Revenues in the first quarter of 2006 from manufactured housing and finance activities (Clayton Homes) increased $198 million (30%) over 2005 and reflect increased manufactured home sales ($148 million), as a result of increases in both units sold and average prices. Additionally, interest income generated from installment loans originated and purchased increased $55 million in the first quarter of 2006 over 2005 due to comparatively higher average installment loan balances due primarily to prior year loan portfolio acquisitions.
     Pre-tax earnings from Clayton’s manufactured housing and finance activities totaled $118 million in 2006, an increase of $30 million (34%) over 2005. The increase reflects higher net interest earned on comparatively higher installment loan balances and increased volume in manufactured home sales.
     Pre-tax earnings from furniture and transportation equipment leasing activities in 2006 increased $6 million over 2005, reflecting higher rental income, partially offset by higher depreciation and other operating expenses. Pre-tax earnings from other finance activities in the first quarter of 2006 were $95 million, an increase of $16 million over 2005. The increase primarily resulted from comparatively lower pre-tax losses of the General Re derivatives business, as remaining derivative positions continue to run-off.

FORM 10-Q	Q/E 3/31/06
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
          Investment and Derivative Gains/Losses
     A summary of investment and derivative gains and losses follows. Amounts are in millions.

	First Quarter
	2006	2005
Investment gains/losses from —
Sales and other disposals of investments	$439	$277
Life settlement contracts	2	(26)
Other	7	(5)

Derivative gains/losses from —
Foreign currency forward contracts	151	(307)
Other	206	(59)

Gains/losses before income taxes and minority interests	805	(120)
Income taxes and minority interests	279	(43)

Net gains/losses	$526	$(77)

     Investment gains or losses are recognized upon the sales of investments or as otherwise required under GAAP. The timing of realized gains or losses from sales can have a material effect on periodic earnings. However, such gains or losses usually have little, if any, impact on total shareholders’ equity because most equity and fixed maturity investments are carried at fair value, with the unrealized gain or loss included as a component of accumulated other comprehensive income.
     Berkshire adopted FTB 85-4-1 as discussed in Note 13 to the Interim Consolidated Financial Statements in the first quarter of 2006. As a result, the carrying value of investments in life settlement contracts was increased $277 million through the application of the investment (or cost) method. The cumulative after tax effect of the increase in carrying value as of December 31, 2005 of $180 million was credited directly to retaining earnings as of the beginning of 2006. The pre-tax gain for the first quarter of 2006 reflects the excess of death benefits received over related premiums and other policy maintenance expenses.
     In 2005, life settlement investments were carried at the cash surrender value of the underlying life insurance contract (often a small fraction of the cost of acquiring the policy). The excess of the cash paid to purchase these contracts over the cash surrender value at the purchase date was recognized as a loss immediately and future periodic maintenance costs, such as premiums necessary to keep the underlying policies in force, were charged to earnings immediately when incurred.
     Derivative gains and losses from foreign currency forward contracts arise as the value of the U.S. dollar changes against certain foreign currencies. Small changes in certain foreign currency exchange rates produce material changes in the fair value of these contracts and consequently can produce exceptional volatility in reported earnings. In the first quarter of 2006, the notional value of open contracts declined approximately $8.4 billion to $5.4 billion as of March 31. The notional value of open contracts at March 31, 2005 was approximately $21.8 billion. During 2005, the value of most foreign currencies decreased relative to the U.S. dollar. Thus, forward contracts produced pre-tax losses.
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
Financial Condition
     Berkshire’s balance sheet continues to reflect significant liquidity and a strong capital base. Consolidated shareholders’ equity at March 31, 2006 totaled $95.3 billion and at December 31, 2005 totaled $91.5 billion.
     Cash and invested assets of insurance and other businesses totaled approximately $115.5 billion at March 31, 2006 (including cash and cash equivalents of $37.7 billion) and $115.6 billion at December 31, 2005 (including cash and cash equivalents of $40.5 billion). Berkshire maintains a large amount of shareholder capital in insurance subsidiaries for strategic purposes and in support of reserves for unpaid losses and claim benefits. Insurance businesses are subject to regulation. In the United States, in particular, payment of dividends by insurance companies are subject to prior approval by state regulators.

FORM 10-Q	Q/E 3/31/06
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Financial Condition (Continued)
     On March 21, 2006, the acquisition of PacifiCorp for approximately $5.1 billion was completed. On March 24, 2006, MidAmerican Energy Holdings Company (“MidAmerican”) issued $1.7 billion of senior notes due in 2036. Berkshire has not provided and does not intend to guaranty debt issued by the entities comprising the utilities and energy businesses. However, Berkshire has made a commitment that allows MidAmerican to request up to $3.5 billion of capital until February 28, 2011 to pay its debt obligations or to provide funding to its regulated subsidiaries.
     During the first quarter of 2006, capital expenditures of the utilities and energy businesses totaled $309 million. Forecasted capital expenditures, construction and other development costs for 2006 are approximately $2.3 billion. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of such reviews. MidAmerican expects to fund these capital expenditures with the cash flows from operations and the issuance of debt.
     Total assets of the finance and financial products businesses totaled $24.4 billion at March 31, 2006 and $24.5 billion as of December 31, 2005, consisting primarily of loans and finance receivables, fixed maturity investment securities and cash and cash equivalents. Liabilities totaled $19.2 billion as of March 31, 2006 and $20.3 billion as of December 31, 2005 and include notes and other borrowings of $10.8 billion at March 31, 2006 and $10.9 billion at December 31, 2005. Notes payable include $8.85 billion of medium term notes issued by Berkshire Hathaway Finance Corporation (“BHFC”) at various times in 2003, 2004 and 2005. Notes mature at various dates beginning in 2007 ($700 million par) through 2015. The proceeds from these notes were used to finance originated and acquired loans of Clayton. Full and timely payment of principal and interest on the notes issued by BHFC is guaranteed by Berkshire.
     Berkshire believes that it currently maintains sufficient liquidity to cover its existing contractual obligations.
Contractual Obligations
     Berkshire and its subsidiaries are parties to contracts associated with ongoing business and financing activities, which will result in cash payments to counterparties in future periods. Certain obligations reflected in the Condensed Consolidated Balance Sheets, such as notes payable, require future payments on contractually specified dates and in fixed and determinable amounts. The timing and amount of the payment of other obligations such as unpaid property and casualty loss reserves are contingent upon the outcome of future events. Other obligations pertain to the acquisition of goods or services in the future, which are not currently reflected in the financial statements, such as minimum rentals under operating leases. Berkshire’s consolidated contractual obligations as of March 31, 2006 did not change materially from those disclosed in “Contractual Obligations,” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Berkshire’s Annual Report on Form 10-K for the year ending December 31, 2005 except as discussed in the following paragraphs.
     In 2006, Berkshire entered into an agreement whereby it has a contingent obligation to purchase newly issued shares of USG Corporation to the extent that other existing common stock owners of USG do not subscribe to purchase their proportionate share of the newly issued shares. The potential maximum amount of this commitment is $1.8 billion (including $260 million related to Berkshire’s current investment in USG common stock) and Berkshire has placed U.S. Treasury securities in escrow in support of the commitment, which expires in the third quarter of 2006.
     As a result of Berkshire’s consolidation of MidAmerican in 2006, Berkshire’s consolidated contractual obligations have changed significantly from December 31, 2005. The table below summarizes the contractual obligations of MidAmerican as of March 31, 2006 together with the contractual obligations of PacifiCorp, which was acquired on March 21, 2006. The actual timing and amount of payments may differ materially from the amounts shown in the table. Amounts are in millions.

	Estimated payments due by period
	Total	2006	2007-2008	2009-2010	After 2010
Notes payable and other borrowings, including interest	$29,824	$1,451	$4,911	$2,053	$21,409
Operating leases	421	70	148	86	117
Purchase obligations	10,486	1,130	2,513	1,614	5,229

Total	$40,731	$2,651	$7,572	$3,753	$26,755

FORM 10-Q	Q/E 3/31/06
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
     Berkshire’s Consolidated Balance Sheet as of March 31, 2006 includes estimated liabilities for unpaid losses from property and casualty insurance and reinsurance contracts of $47.6 billion ($48.0 billion at December 31, 2005) and reinsurance receivables of $2.8 billion ($3.0 billion at December 31, 2005). Due to the inherent uncertainties in the process of establishing these amounts, the actual ultimate claim amounts will likely differ from the currently recorded amounts. A small percentage change in estimates of this magnitude will result in a material effect on reported earnings. For instance, a 1% change in the March 31, 2006 net estimate would produce nearly a $500 million change to pre-tax earnings. Future effects from changes in these estimates will be recorded as a component of losses incurred in the period of the change.
     Unamortized deferred charges on retroactive reinsurance policies assumed totaled $2.3 billion at March 31, 2006. Significant changes in either the timing or ultimate amount of loss payments may have a significant effect on unamortized deferred charges and the amount of periodic amortization.
     Berkshire’s Consolidated Balance Sheet as of March 31, 2006 includes goodwill of acquired businesses of approximately $29.5 billion. Such amount includes $5.4 billion of goodwill related to MidAmerican, which was consolidated in the first quarter of 2006. A significant amount of judgment is required in performing goodwill impairment tests. Such tests include periodically estimating and reviewing the fair value of Berkshire’s reporting units. There are several methods of estimating a reporting unit’s fair value, including market quotations, asset and liability fair values and other valuation techniques, such as discounted projected future net earnings and multiples of earnings. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then individual assets, including identifiable intangible assets, and liabilities of the reporting unit are estimated at fair value. The excess of the estimated fair value of the reporting unit over the estimated fair value of net assets would establish the implied value of goodwill. The excess of the recorded amount of goodwill over the implied value is then charged to earnings as an impairment loss.
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
     In connection with Berkshire’s consolidation of MidAmerican, accounting policies regarding the regulatory assets and liabilities and the evaluation of long-lived assets have gained importance. Reference is made to Note 7 to the Interim Consolidated Financial Statements with respect to the discussion that follows.
     MidAmerican Energy, PacifiCorp, Kern River and Northern Natural Gas prepare their financial statements in accordance with the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation” (“SFAS 71”), which differs in certain respects from the application of GAAP by non-regulated businesses. In general, SFAS 71 recognizes that accounting for rate-regulated enterprises should reflect the economic effects of regulation. See Note 7 to the Interim Consolidated Financial Statements for additional details.
     Long-lived assets of utilities and energy businesses consist primarily of property, plant and equipment. Long-lived assets are evaluated when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Upon the occurrence of a triggering event, the carrying amount of a long-lived asset is reviewed to assess whether the recoverable amount has declined below its carrying amount. The recoverable amount is the estimated recoverable net future cash flows from the future use of the asset, undiscounted and without interest, plus the asset’s estimated residual value on disposal. Where the recoverable amount is less than the carrying value, an impairment loss is recognized to write down the asset to its fair value that is based on discounted estimated cash flows from the future use of the asset.
     The estimate of cash flows arising from future use of the asset that are used in the impairment analysis requires judgment regarding the expected recoveries from the future use of the asset. Any changes in the estimates of cash flows arising from future use of the asset or the residual value of the asset on disposal based on changes in the market conditions, changes in the use of the asset, management’s plans, the determination of the useful life of the asset and technology changes in the

FORM 10-Q	Q/E 3/31/06
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Critical Accounting Policies (Continued)
industry could significantly change the estimated fair value or recoverable amount of the asset and the resulting impairment loss. The determination of whether impairment has occurred is primarily based on an estimate of undiscounted cash flows attributable to the assets as compared to the carrying value of the assets. An impairment analysis of generating facilities requires estimates of possible future market prices, load growth, competition and many other factors over the lives of the facilities. A resulting impairment loss is highly dependent on these underlying assumptions.
     For additional information on Berkshire’s critical accounting estimates, reference is made to “Critical Accounting Policies” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Berkshire’s Annual Report on Form 10-K for the year ending December 31, 2005.
     Information concerning recently issued accounting pronouncements which are not yet effective is included in Note 14 to the Interim Consolidated Financial Statements. Berkshire does not expect any of the recently issued accounting pronouncements to have a material effect on its financial statements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Reference is made to Berkshire’s most recently issued Annual Report and in particular the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of March 31, 2006, there are no material changes in the market risks described in Berkshire’s most recently issued Annual Report on Form 10-K for the year ending December 31, 2005, except as discussed in the following paragraph.
     Through MidAmerican, Berkshire is exposed to market risks associated with electric and natural gas commodity prices as well as fuel costs to generate electricity. In addition, MidAmerican’s regulated utility subsidiaries may be required to purchase additional electricity beyond their generating capacity to meet customer needs. Such risks are mitigated to the extent that the costs of commodities are recoverable through regulated rates charged to customers. Derivative instruments are also utilized to further mitigate commodity price risks and to help balance energy supplies with customer demands.
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

FORM 10-Q	Q/E 3/31/06
Part II Other Information
Item 1. Legal Proceedings
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
     General Re, Berkshire, and certain of Berkshire’s other insurance subsidiaries, including National Indemnity Company (“NICO”) have also been continuing to cooperate fully with the U.S. Securities and Exchange Commission (“SEC”), the DOJ and the New York State Attorney General (“NYAG”) in their ongoing investigations of non-traditional products. The EDVA U.S. Attorney and the DOJ have also been working with the SEC and the NYAG in connection with these investigations. General Re originally received subpoenas from the SEC and NYAG in January 2005. General Re, Berkshire and NICO have been providing information to the government relating to transactions between General Reinsurance or NICO (or their respective subsidiaries or affiliates) and other insurers in response to the January 2005 subpoenas and related requests and, in the case of General Reinsurance (or its subsidiaries or affiliates), in response to subpoenas from other U.S. Attorneys conducting investigations relating to certain of these transactions. In particular, General Re and Berkshire have been responding to requests from the government for information relating to certain transactions that may have been accounted for incorrectly by counterparties of General Reinsurance (or its subsidiaries or affiliates). Berkshire understands that the government is evaluating the actions of General Re and its subsidiaries, as well as those of their counterparties to determine whether General Re or its subsidiaries conspired with others to misstate counterparty financial statements or aided and abetted such misstatements by the counterparties. The SEC, NYAG, DOJ and the EDVA U.S. Attorney have interviewed a number of current and former officers and employees of General Re and General Reinsurance as well as Berkshire’s Chairman and CEO, Warren E. Buffett, and have indicated they plan to interview additional individuals.
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

FORM 10-Q	Q/E 3/31/06
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
     On February 2, 2006, the DOJ announced that a federal grand jury had indicted three former executives of General Re on charges related to the AIG Transaction. The indictment charges Mr. Ferguson, Ms. Monrad and Mr. Graham, along with one former officer of AIG, with one count of conspiracy to commit securities fraud, four counts of securities fraud, two counts of causing false statements to be made to the SEC, four counts of wire fraud and two counts of mail fraud in connection with the AIG Transaction. The SEC also announced on February 2, 2006 that it had filed an enforcement action against Mr. Ferguson, Ms. Monrad, Mr. Graham, Mr. Garand and the same former AIG officer, for aiding and abetting AIG’s violations of the antifraud provisions and other provisions of the federal securities laws in connection with the AIG Transaction. The SEC complaint seeks permanent injunctive relief, disgorgement of any ill-gotten gains, civil penalties and orders barring each defendant from acting as an officer or director of a public company. Each of the individuals indicted by the federal grand jury was arraigned on February 16, 2006 and each individual pleaded not guilty to all charges. At present there is no trial date for this matter. On February 9, 2006, AIG announced that it had reached a resolution of claims and matters under investigation with the DOJ, the SEC, the NYAG and the New York State Department of Insurance in connection with the accounting, financial reporting and insurance brokerage practices of AIG and its subsidiaries, including claims and matters under investigation relating to the AIG Transaction, as well as claims relating to the underpayment of certain workers’ compensation premium taxes and other assessments. AIG announced that it will make payments totaling approximately $1.64 billion as a result of these settlements.
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
     On April 14, 2005, the Australian Prudential Regulation Authority (“APRA”) announced an investigation involving financial or finite reinsurance transactions by General Reinsurance Australia Limited (“GRA”), a subsidiary of General Reinsurance. An inspector appointed by APRA under section 52 of the Insurance Act 1973 has been conducting an investigation including a request for the production of documents of GRA’s financial or finite reinsurance business and a request to interview four directors of GRA. GRA has been cooperating fully with this investigation.
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

FORM 10-Q	Q/E 3/31/06
Item 1. Legal Proceedings (Continued)
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
     General Reinsurance is also a defendant in two lawsuits filed in Alabama state courts. The first suit was filed in the Circuit Court of Montgomery County by a group of Alabama hospitals that are former members of the Alabama Hospital Association Trust (“AHAT”). This suit (the “AHA Action”) alleged violations of the Alabama Securities Act, conspiracy, fraud, suppression, unjust enrichment and breach of contract against General Reinsurance and virtually all of the defendants in the federal suits based on an alleged business combination between AHAT and ROA in 2001 and subsequent capital contributions to ROA in 2002 by the Alabama hospitals. The allegations of the AHA Action are largely identical to those set forth in the complaint filed by the Virginia receiver for ROA. General Reinsurance previously filed a motion to dismiss all of the claims in the AHA Action. The motion was granted in part by an order in March 2005, which dismissed the Alabama Securities Act claim against General Reinsurance and ordered plaintiffs to amend their allegations of fraud and suppression. Plaintiffs in the AHA Action filed their Amended and Restated Complaint in April 2005, alleging claims of conspiracy, fraud, suppression and aiding and abetting breach of fiduciary duty against General Reinsurance. General Reinsurance filed a motion to dismiss all counts of the Amended and Restated Complaint in May 2005. The Special Master appointed by the court heard arguments on July 13, 2005 and recommended denial of the motion on July 22, 2005. On July 22, 2005, the Court denied General Reinsurance’s motion to dismiss. General Reinsurance filed and served its answer and affirmative defenses to the Amended and Restated Complaint on September 1, 2005. Discovery has begun. The second suit, also filed in the Circuit Court of Montgomery County, was initiated by Baptist Health Systems, Inc. (“BHS”), a former member of AHAT, and alleged claims identical to those in the initial AHA Action, plus claims for breach of fiduciary duty and wantonness. These cases have been consolidated for pretrial purposes. BHS filed its First Amended Complaint in April 2005, alleging violations of the Alabama Securities Act, conspiracy, fraud, suppression, breach of fiduciary duty, wantonness and unjust enrichment against General Reinsurance. General Reinsurance filed a motion to dismiss all counts of the Amended and Restated Complaint in May 2005. The Special Master heard arguments on July 13, 2005, and on July 22, 2005, recommended dismissal of the claim under the Alabama Securities Act, but recommended denial of the motion to dismiss the remaining claims. On July 22, 2005, the Court denied General Reinsurance’s motion to dismiss. General Reinsurance filed and served its answer and affirmative defenses to the Amended and Restated Complaint on September 1, 2005. Discovery has begun. The AHA Action and the BHS complaint claim damages in excess of $60 million in the aggregate as against all defendants. These matters are scheduled for trial on January 8, 2007.
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

FORM 10-Q	Q/E 3/31/06
Item 1. Legal Proceedings (Continued)
a second Summons and Class Action Complaint in a putative class action asserted on behalf of investors who purchased AIG securities between October 1999 and March 2005, captioned San Francisco Employees’ Retirement System, et al. vs. American International Group, Inc., et al., Case No. 05-CV-4270, United States District Court, Southern District of New York. At a July 2005 conference, the court ruled that the plaintiffs in case no. 04-CV-8141 would be lead plaintiffs. On September 27, 2005, the plaintiffs in case no. 04-CV-8141 filed a Consolidated Second Amended Complaint (the “Complaint”). The Complaint asserts various claims against AIG, and various of its officers, directors, investment banks and other parties. Included among the defendants are General Reinsurance and Messrs. Ferguson, Napier and Houldsworth (whom the Complaint defines as the “General Re Defendants”). The Complaint alleges that the General Re Defendants violated Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated under that Act through their activities in connection with the AIG Transaction described in “Governmental Investigations,” above. The Complaint seeks damages and other relief in unspecified amounts. The General Re Defendants moved to dismiss the Complaint on the grounds that it failed to state a claim on which relief can be granted against these defendants. The motion was heard on April 20, 2006, and was denied by the Court. No discovery has taken place.
     On July 27, 2005, General Reinsurance received a Summons and a Verified and Amended Shareholder Derivative Complaint in In re American International Group, Inc. Derivative Litigation, Case No. 04-CV-08406, United States District Court, Southern District of New York, naming “Gen Re Corporation” as a defendant. It is unclear whether the plaintiffs are asserting claims against General Reinsurance or its parent, General Re. This case is assigned to the same judge as the class actions described above. The complaint, brought by several alleged shareholders of AIG, seeks damages, injunctive and declaratory relief against various officers and directors of AIG as well as a variety of individuals and entities with whom AIG did business, relating to a wide variety of allegedly wrongful practices by AIG. The allegations against “Gen Re Corporation” focus on the late 2000 transaction with AIG described above, and the complaint purports to assert causes of action against “Gen Re Corporation” for aiding and abetting other defendants’ breaches of fiduciary duty and for unjust enrichment. The complaint does not specify the amount of damages or the nature of any other relief sought against “Gen Re Corporation.” In August 2005, General Reinsurance received a Summons and First Amended Consolidated Shareholders’ Derivative Complaint in In re American International Group, Inc. Consolidated Derivative Litigation, Case No. 769-N, Delaware Chancery Court. The claims asserted in the Delaware complaint are substantially similar to those asserted in the New York derivative complaint described earlier in this paragraph, except that the Delaware complaint makes clear that the plaintiffs are asserting claims against both General Reinsurance and General Re. Proceedings in both the New York derivative suit and the Delaware derivative suit are stayed until August 31, 2006.
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

FORM 10-Q	Q/E 3/31/06
Item 1. Legal Proceedings (Continued)
Reinsurance and Berkshire, together with the other defendants, filed motions to dismiss the complaint. The Court has not yet set a hearing on these motions. On February 1, 2006, plaintiffs filed a motion for leave to file a Second Consolidated Amended Complaint. Among other things, plaintiffs sought leave to add numerous new defendants, including several additional Berkshire subsidiaries including, among others, NICO. Berkshire opposed the motion for leave to amend, and the Court has denied the motion without prejudice to plaintiffs’ renewing it following a ruling on defendants’ motion to dismiss the First Consolidated Amended Complaint.
     Berkshire cannot at this time predict the outcome of these matters, is unable to estimate a range of possible loss, if any, and cannot predict whether or not the outcomes will have a material adverse effect on Berkshire’s business or results of operations for at least the quarterly period when these matters are completed or otherwise resolved.
Item 1A. Risk Factors
     Risk factors associated with Berkshire’s business activities have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ending December 31, 2005, except as regards to risks unique to the utilities and energy business as summarized below.
     For the most part, Berkshire’s utilities and energy businesses, which generate and distribute electricity and natural gas, are highly regulated by numerous federal, state, and local governmental authorities in the United States, United Kingdom and other jurisdictions in which operations are conducted. Regulations govern the rates that may be charged to customers. Regulations also concern safety, environmental and operational compliance or remediation as well as other matters, for which costs are incurred. Such costs may prove to be unrecoverable through rates. In the regulatory process, governmental bodies through regulation or expropriation may otherwise intercede in ways that ultimately prove financially detrimental to the business. Adverse new regulations or reinterpretations of existing regulations as well as the nature of the regulatory process can have a significant impact on periodic results of operations.
     The nature of the utilities and energy business is that significant amounts of capital are employed to construct, operate and maintain sufficient electricity and gas generation and distribution systems. Usually, large amounts of borrowed funds are employed in the process. Such systems may need to be operational for very long periods of time in order to justify the financial cost. The risk of financial failure of capital projects is not necessarily recoverable through rates that are chargeable to customers.

FORM 10-Q	Q/E 3/31/06
Item 6. Exhibits
a. Exhibits
31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications
SIGNATURE
     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC. (Registrant)

Date May 5, 2006	/s/ Marc D. Hamburg
(Signature) Marc D. Hamburg, Vice President and Principal Financial Officer