Form 10-Q
period 2006-06-30
BERKSHIRE HATHAWAY INC
filed 2006-08-07
CIK 1067983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Number of shares of common stock outstanding as of July 28, 2006:
Class A — 1,128,301
Class B — 12,413,453

FORM 10-Q	Q/E 6/30/06
BERKSHIRE HATHAWAY INC.

FORM 10-Q	Q/E 6/30/06
Part I Financial Information
Item 1. Financial Statements
BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	June 30,	December 31,
	2006	2005	2005
	(Unaudited)	(Audited)	(Pro Forma)*
ASSETS
Insurance and Other:
Cash and cash equivalents	$37,269	$40,471	$40,471
Investments:
Fixed maturity securities	26,623	27,420	27,420
Equity securities	52,039	46,721	46,721
Other	993	1,003	1,003
Receivables	13,520	12,397	12,372
Inventories	4,371	4,143	4,143
Property, plant and equipment	7,904	7,500	7,500
Goodwill	23,437	22,693	22,693
Deferred charges reinsurance assumed	2,253	2,388	2,388
Other	5,089	4,937	4,937

	173,498	169,673	169,648

Utilities and Energy:
Cash and cash equivalents	394	—	358
Property, plant and equipment	22,647	—	11,915
Goodwill	5,479	—	4,156
Other	6,544	—	3,764
Investments in MidAmerican Energy Holdings Company	—	4,125	—

	35,064	4,125	20,193

Finance and Financial Products:
Cash and cash equivalents	4,406	4,189	4,189
Investments in fixed maturity securities	3,139	3,435	3,435
Loans and finance receivables	11,187	11,087	11,087
Goodwill	951	951	951
Other	4,086	4,865	4,865

	23,769	24,527	24,527

	$232,331	$198,325	$214,368

*	The Pro Forma Balance Sheet gives effect to the conversion on February 9, 2006 of MidAmerican Energy Holdings Company (“MidAmerican”) non-voting cumulative convertible preferred stock into MidAmerican voting common stock as if such conversion had occurred on December 31, 2005. See Note 2 to the Interim Consolidated Financial Statements for additional information.
See accompanying Notes to Interim Consolidated Financial Statements

FORM 10-Q	Q/E 6/30/06
BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(dollars in millions except per share amounts)

	June 30,	December 31,
	2006	2005	2005
	(Unaudited)	(Audited)	(Pro Forma)*
LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Losses and loss adjustment expenses	$47,673	$48,034	$48,034
Unearned premiums	7,795	6,206	6,206
Life and health insurance benefits	3,378	3,202	3,202
Other policyholder liabilities	3,908	3,769	3,769
Accounts payable, accruals and other liabilities	8,751	8,699	8,699
Income taxes, principally deferred	16,081	12,252	13,649
Notes payable and other borrowings	3,613	3,583	3,583

	91,199	85,745	87,142

Utilities and Energy:
Accounts payable, accruals and other liabilities	6,801	—	3,780
Notes payable and other borrowings	16,138	—	10,296

	22,939	—	14,076

Finance and Financial Products:
Derivative contract liabilities	3,916	5,061	5,061
Notes payable and other borrowings	10,806	10,868	10,868
Other	4,005	4,351	4,351

	18,727	20,280	20,280

Total liabilities	132,865	106,025	121,498

Minority shareholders’ interests	1,853	816	1,386

Shareholders’ equity:
Common stock — Class A, $5 par value; Class B, $0.1667 par value	8	8	8
Capital in excess of par value	26,476	26,399	26,399
Accumulated other comprehensive income	18,572	17,360	17,360
Retained earnings	52,557	47,717	47,717

Total shareholders’ equity	97,613	91,484	91,484

	$232,331	$198,325	$214,368

*	The Pro Forma Balance Sheet gives effect to the conversion on February 9, 2006 of MidAmerican Energy Holdings Company (“MidAmerican”) non-voting cumulative convertible preferred stock into MidAmerican voting common stock as if such conversion had occurred on December 31, 2005. See Note 2 to the Interim Consolidated Financial Statements for additional information.
See accompanying Notes to Interim Consolidated Financial Statements

FORM 10-Q	Q/E 6/30/06
BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in millions except per share amounts)

	Second Quarter		First Six Months
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Revenues:
Insurance and Other:
Insurance premiums earned	$5,836	$5,196	$11,358	$10,527
Sales and service revenues	12,736	11,239	24,728	21,846
Interest, dividend and other investment income	1,124	850	2,155	1,636
Investment gains/losses	167	120	609	398

	19,863	17,405	38,850	34,407

Utilities and Energy:
Operating revenues	2,617	—	4,672	—
Other revenues	71	—	209	—

	2,688	—	4,881	—

Finance and Financial Products:
Interest income	402	400	800	768
Investment gains/losses	101	173	108	155
Derivative gains/losses	191	(574)	545	(951)
Other	940	724	1,764	1,383

	1,634	723	3,217	1,355

	24,185	18,128	46,948	35,762

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	3,517	3,071	6,867	6,193
Life and health insurance benefits	381	400	796	822
Insurance underwriting expenses	1,361	1,147	2,607	2,442
Cost of sales and services	10,437	9,279	20,420	18,113
Selling, general and administrative expenses	1,440	1,242	2,818	2,533
Interest expense	46	40	90	70

	17,182	15,179	33,598	30,173

Utilities and Energy:
Cost of sales and operating expenses	2,147	—	3,741	—
Interest expense	263	—	444	—

	2,410	—	4,185	—

Finance and Financial Products:
Interest expense	137	155	274	291
Other	854	740	1,676	1,412

	991	895	1,950	1,703

	20,583	16,074	39,733	31,876

Earnings before income taxes and equity in earnings of MidAmerican Energy Holdings Company	3,602	2,054	7,215	3,886
Equity in earnings of MidAmerican Energy Holdings Company	—	100	—	241

Earnings before income taxes and minority interests	3,602	2,154	7,215	4,127
Income taxes	1,208	691	2,450	1,291
Minority shareholders’ interests	47	14	105	24

Net earnings	$2,347	$1,449	$4,660	$2,812

Average common shares outstanding *	1,541,641	1,539,655	1,541,286	1,539,377

Net earnings per common share *	$1,522	$941	$3,023	$1,827

*	Average shares outstanding include average Class A common shares and average Class B common shares determined on an equivalent Class A common stock basis. Net earnings per share shown above represents net earnings per equivalent Class A common share. Net earnings per Class B common share is equal to one-thirtieth (1/30) of such amount.
See accompanying Notes to Interim Consolidated Financial Statements

FORM 10-Q	Q/E 6/30/06
BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	First Six Months
	2006	2005
	(Unaudited)
Net cash flows from operating activities	$3,451	$3,093

Cash flows from investing activities:
Purchases of securities with fixed maturities	(4,693)	(2,277)
Purchases of equity securities	(4,648)	(3,854)
Sales of securities with fixed maturities	1,218	1,247
Redemptions and maturities of securities with fixed maturities	4,928	2,162
Sales of equity securities	1,581	470
Purchases of loans and finance receivables	(158)	(1,756)
Principal collections on loans and finance receivables	595	740
Acquisitions of businesses, net of cash acquired	(5,759)	(224)
Purchases of property, plant and equipment	(1,830)	(687)
Other	773	511

Net cash flows from investing activities	(7,993)	(3,668)

Cash flows from financing activities:
Proceeds from borrowings of finance businesses	29	5,245
Proceeds from borrowings of utilities and energy businesses	1,711	—
Proceeds from other borrowings	130	144
Repayments of borrowings of finance businesses	(214)	(42)
Repayments of borrowings of utilities and energy businesses	(245)	—
Repayments of other borrowings	(188)	(460)
Change in short term borrowings	201	26
Other	169	(3)

Net cash flows from financing activities	1,593	4,910

Increase (decrease) in cash and cash equivalents	(2,949)	4,335
Cash and cash equivalents at beginning of year *	45,018	43,427

Cash and cash equivalents at end of first six months *	$42,069	$47,762

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$2,327	$2,056
Interest of finance and financial products businesses	260	195
Interest of utilities and energy businesses	434	—
Interest of insurance and other businesses	89	77

* Cash and cash equivalents are comprised of the following:
Beginning of year —
Insurance and Other	$40,471	$40,020
Utilities and Energy	358	—
Finance and Financial Products	4,189	3,407

	$45,018	$43,427

End of first six months —
Insurance and Other	$37,269	$43,253
Utilities and Energy	394	—
Finance and Financial Products	4,406	4,509

	$42,069	$47,762

See accompanying Notes to Interim Consolidated Financial Statements

FORM 10-Q	Q/E 6/30/06
BERKSHIRE HATHAWAY INC.
and Subsidiaries
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
Note 1. General
     The accompanying unaudited Consolidated Financial Statements include the accounts of Berkshire Hathaway Inc. (“Berkshire” or “Company”) consolidated with the accounts of all its subsidiaries and affiliates in which Berkshire holds a controlling financial interest as of the financial statement date.
     Reference is made to Berkshire’s most recently issued Annual Report on Form 10-K (“Annual Report”) that included information necessary or useful to understanding Berkshire’s businesses and financial statement presentations. In particular, Berkshire’s significant accounting policies and practices were presented as Note 1 to the Consolidated Financial Statements included in the Annual Report. Certain amounts in 2005 have been reclassified to conform with the current year presentation.
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
     On February 9, 2006, Berkshire converted its investment in MidAmerican Energy Holdings Company (“MidAmerican”) non-voting convertible preferred stock into MidAmerican common stock and upon conversion, owned approximately 83.4% (80.5% diluted) of both the voting and economic interest of MidAmerican. Although Berkshire’s economic interests in MidAmerican were unaffected by the conversion, Berkshire now controls MidAmerican for financial reporting purposes. Accordingly, the Consolidated Balance Sheet as of June 30, 2006 and the Consolidated Statements of Earnings and Cash Flows for the first six months of 2006 reflect the consolidation of MidAmerican as of January 1, 2006. For periods prior to 2006, Berkshire accounted for its investments in MidAmerican pursuant to the equity method. Berkshire’s share of MidAmerican’s earnings under consolidated financial reporting does not differ from its share of MidAmerican’s earnings under the equity method. Due to the significance of this change on Berkshire’s Consolidated Financial Statement presentations, an unaudited pro forma balance sheet as of December 31, 2005 has been included on the face of the accompanying Consolidated Balance Sheets reflecting the consolidation of MidAmerican. Berkshire management believes that such unaudited pro forma information is meaningful and relevant to investors, creditors and other financial statement users.
Note 2. MidAmerican Energy Holdings Company
     MidAmerican owns a combined regulated electric and natural gas utility company in the United States (MidAmerican Energy Company), a regulated electric utility company in the United States (PacifiCorp which was acquired March 21, 2006 — see Note 3 to these Interim Consolidated Financial Statements), two interstate natural gas pipeline companies in the United States (Kern River and Northern Natural Gas), two electricity distribution companies in the United Kingdom (Northern Electric and Yorkshire Electricity), a diversified portfolio of domestic and international electric power projects and the second largest residential real estate brokerage firm in the United States (HomeServices). Collectively this group of businesses is referred to as Berkshire’s utilities and energy businesses.
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

FORM 10-Q	Q/E 6/30/06
Notes To Interim Consolidated Financial Statements (Continued)
Note 2. MidAmerican Energy Holdings Company (Continued)
     As indicated in Note 1 to the Interim Consolidated Financial Statements, Berkshire commenced consolidation of MidAmerican in 2006 as a result of converting its non-voting preferred stock of MidAmerican into voting common stock of MidAmerican on February 9, 2006. However, no changes in MidAmerican’s operations, management or capital structure occurred as a result of the conversion. In addition, Berkshire purchased newly issued common shares of MidAmerican for $3.4 billion in March 2006 and increased its voting and economic interests in MidAmerican to 88.2% (86.6% on a diluted basis). MidAmerican’s debt is not guaranteed by Berkshire. However, Berkshire has made a commitment that allows MidAmerican to request up to $3.5 billion of capital from Berkshire to pay its debt obligations or make investments in its regulated subsidiaries. The commitment expires in 2011.
     A condensed consolidated balance sheet of MidAmerican as of December 31, 2005 follows (in millions).

Assets		Liabilities and shareholders’ equity
Properties, plants, and equipment, net	$11,915	Debt, except debt owed to Berkshire	$10,296
Goodwill	4,156	Debt owed to Berkshire	1,289
Other assets	4,122	Other liabilities and minority interests	5,223

	$20,193		16,808

		Shareholders’ equity	3,385

			$20,193

     A condensed consolidated statement of earnings of MidAmerican for the second quarter and first six months of 2005 follows (in millions).

	Second Quarter	First Six Months
Operating revenues and other income	$1,650	$3,487

Costs and expenses:
Cost of sales and operating expenses	1,271	2,653
Interest expense — debt held by Berkshire	40	81
Other interest expense	179	366

	1,490	3,100

Earnings before taxes	160	387
Income taxes and minority interests	60	135

Net earnings	$100	$252

Note 3. Business acquisitions
     Berkshire’s long-held acquisition strategy is to purchase businesses with consistent earnings, good returns on equity, able and honest management and at sensible prices. On March 21, 2006, the acquisition of PacifiCorp, a regulated electric utility providing service to customers in six Western states, was completed for approximately $5.1 billion in cash. On February 28, 2006, the acquisition of Business Wire, a leading global distributor of corporate news, multimedia and regulatory filings was completed. On May 19, 2006, the acquisition of 85% of Applied Underwriters (“Applied”), an industry leader in integrated workers’ compensation solutions was completed. Under certain conditions, existing minority shareholders of Applied may acquire up to an additional 4% interest in Applied from Berkshire.
     The results of operations for each of these businesses are included in Berkshire’s consolidated results from the effective date of each acquisition. The following table sets forth certain unaudited pro forma consolidated earnings data for the first six months of 2006 and 2005, as if each acquisition that was completed during 2005 and 2006 was consummated on the same terms at the beginning of each year. Amounts are in millions, except per share amounts. The earnings data for the first six months of 2005 also reflects the pro forma consolidation of MidAmerican.

	2006	2005
Total revenues	$48,102	$41,812
Net earnings	4,744	2,874
Earnings per equivalent Class A common share	3,078	1,867
     On April 17, 2006, Berkshire agreed to acquire Russell Corporation (“Russell”), a leading branded athletic apparel and sporting goods company for cash totaling approximately $600 million. The acquisition was completed on August 2, 2006. On May 5, 2006, Berkshire agreed to acquire 80% of the Iscar Metalworking Companies (“IMC”) for cash in a transaction that valued IMC at $5 billion. The acquisition was completed on July 5, 2006. IMC, headquartered in Israel, is an industry leader in the metal cutting tools business through its Iscar, TaeguTec, Ingersoll and other IMC companies. IMC provides a comprehensive range of tools for the full scope of metalworking applications. IMC’s products are manufactured through a global network of world-class, technologically advanced manufacturing facilities located in Israel, Korea, the United States, Brazil, China, Germany, India, Italy and Japan, and are sold through subsidiary offices and agents located in 61 major industrial countries worldwide.

FORM 10-Q	Q/E 6/30/06
Notes To Interim Consolidated Financial Statements (Continued)
Note 4. Investments in fixed maturity securities
     Data with respect to investments in fixed maturity securities, which are classified as available-for-sale, are shown in the tabulation below (in millions).

	Insurance and other		Finance and financial products
	June 30, 2006	Dec. 31, 2005	June 30, 2006	Dec. 31, 2005
Amortized cost	$25,343	$25,751	$1,620	$1,887
Gross unrealized gains	1,467	1,759	69	106
Gross unrealized losses	(187)	(90)	(9)	(2)

Fair value	$26,623	$27,420	$1,680	$1,991

     Certain other fixed maturity investments of finance businesses are classified as held-to-maturity and carried at amortized cost. The carrying value and fair value of these investments totaled $1,459 million and $1,536 million at June 30, 2006, respectively. At December 31, 2005, the carrying value and fair value of held-to-maturity securities totaled $1,444 million and $1,624 million, respectively. Gross unrealized losses at June 30, 2006 and December 31, 2005 consisted primarily of securities whose amortized cost exceeded fair value for less than twelve months.
Note 5. Investments in equity securities
     Data with respect to investments in equity securities are shown in the tabulation below (in millions).

	June 30,	December 31,
	2006	2005
Total cost	$24,868	$21,339
Gross unrealized gains	27,661	25,892
Gross unrealized losses	(490)	(510)

Total fair value	$52,039	$46,721

Fair value:
American Express Company	$8,069	$7,802
The Coca-Cola Company	8,604	8,062
Other equity securities	35,366	30,857

Total	$52,039	$46,721

     Unrealized losses at June 30, 2006 and December 31, 2005 consisted primarily of securities whose cost exceeded fair value for less than twelve months.
Note 6. Loans and Receivables
     Receivables of insurance and other businesses are comprised of the following (in millions).

	June 30,	December 31,
	2006	2005
Insurance premiums receivable	$5,202	$4,406
Reinsurance recoverables	2,842	2,990
Trade and other receivables	5,807	5,340
Allowances for uncollectible accounts	(331)	(339)

	$13,520	$12,397

FORM 10-Q	Q/E 6/30/06
Notes To Interim Consolidated Financial Statements (Continued)
Note 6. Loans and Receivables (Continued)
     Loans and finance receivables of finance and financial products businesses are comprised of the following (in millions).

	June 30,	December 31,
	2006	2005
Consumer installment loans and finance receivables	$10,004	$9,792
Commercial loans and finance receivables	1,355	1,481
Allowances for uncollectible loans	(172)	(186)

	$11,187	$11,087

Note 7. Utilities and energy businesses
     Certain matters unique to the utilities and energy businesses include the nature and amount of property, plant and equipment, environmental matters and regulatory matters. Property, plant and equipment of the utilities and energy businesses follow (in millions):

	Ranges of	June 30,	December 31,
	estimated useful life	2006	2005
			(Pro Forma)
Cost:
Utility generation and distribution systems	5-85 years	$26,432	$10,499
Interstate pipelines	3-67 years	5,243	5,322
Independent power plants and other assets	3-30 years	1,717	1,861
Construction in progress		1,598	847

		34,990	18,529
Accumulated depreciation and amortization		(12,343)	(6,614)

Property, plant and equipment		$22,647	$11,915

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
     The utility generation and distribution system and interstate pipeline assets are the regulated assets of public utility and natural gas pipeline subsidiaries. At June 30, 2006 and December 31, 2005, accumulated depreciation and amortization related to regulated assets totaled $11.6 billion and $5.7 billion, respectively. Substantially all of the construction in progress at June 30, 2006 and December 31, 2005 relates to the construction of regulated assets.
     When regulated properties are retired, original cost plus the cost of retirement, less salvage value, is charged to the cost of removal accrued regulatory liability, a component of other liabilities of the utilities and energy businesses in the accompanying Consolidated Balance Sheet. When regulated assets are sold, or non-regulated assets are sold or retired, the cost is removed from the property accounts and the related accumulated depreciation and amortization accounts are reduced. Any gain or loss is recorded as income unless otherwise required by the applicable regulatory body.
     Environmental Matters
     MidAmerican Energy Company and PacifiCorp are subject to numerous environmental laws, including the federal Clean Air Act and various state air quality laws; the Endangered Species Act, the Comprehensive Environmental Response, Compensation and Liability Act, and similar state laws relating to environmental cleanups; the Resource Conservation and Recovery Act and similar state laws relating to the storage and handling of hazardous materials; and the Clean Water Act, and similar state laws relating to water quality. The Environmental Protection Agency has issued numerous rules regarding air quality. The laws and rules will likely impact the operation of their generating facilities and will require them to either reduce emissions from those facilities through the installation of emission controls or purchase additional emission allowances, or some combination thereof.
     While the United States did not ratify the Kyoto Protocol, the ratification and implementation of its requirements in other countries has resulted in increased attention to the climate change issue in the United States. In 2005, the Senate adopted a resolution supporting an effective national program of mandatory, market-based limits and incentives on

FORM 10-Q	Q/E 6/30/06
Notes To Interim Consolidated Financial Statements (Continued)
Note 7. Utilities and energy businesses (Continued)
emissions of greenhouse gases that slow, stop, and reverse the growth of such emissions at a rate and in a manner that will not significantly harm the United States economy; and will encourage comparable action by other nations that are major trading partners and key contributors to global emissions. It is anticipated that the resolution may be further addressed by Congress in 2006. While debate continues at the national level over the direction of domestic climate policy, several states are developing state-specific or regional legislative initiatives to reduce greenhouse gas emissions. The outcome of federal and state climate change initiatives cannot be determined at this time; however, adoption of stringent limits on greenhouse gas emissions could significantly impact MidAmerican’s fossil-fueled facilities and, therefore, its results of operations.
     Regulatory Matters
     MidAmerican Energy Company and PacifiCorp are subject to the jurisdiction of public utility regulatory authorities in each of the states in which they conduct retail electric operations. These authorities regulate various matters, including customer rates, services, accounting policies and practices, allocation of costs by state, issuances of securities and other matters. In addition, both MidAmerican Energy Company and PacifiCorp are a “licensee” and a “public utility” as those terms are used in the Federal Power Act and therefore subject to regulation by the Federal Energy Regulatory Commission (“FERC”) as to accounting policies and practices, certain prices and other matters, including the terms and conditions of transmission service.
     Northern Natural Gas and Kern River are subject to regulation by various federal and state agencies. As owners of interstate natural gas pipelines, Northern Natural Gas’ and Kern River’s rates, services and operations are subject to regulation by the FERC. The FERC administers, among other things, the Natural Gas Act and the Natural Gas Policy Act of 1978 giving them jurisdiction over the construction and operation of pipelines and related facilities used in the transportation, storage and sale of natural gas in interstate commerce, including the modification or abandonment of such facilities. The FERC also has jurisdiction over the rates and charges and terms and conditions of service for the transportation of natural gas in interstate commerce.
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
     MidAmerican’s domestic energy subsidiaries (MidAmerican Energy Company, PacifiCorp, Northern Natural Gas and Kern River) prepare financial statements in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 71, “Accounting for the Effects of Certain Types of Regulation” (“SFAS 71”), which differs in certain respects from the application of generally accepted accounting principles by non-regulated businesses. In general, SFAS 71 recognizes that accounting for rate-regulated enterprises should reflect the economic effects of regulation. As a result, a regulated entity is required to defer the recognition of costs (a regulatory asset) or the recognition of obligations (a regulatory liability) if it is probable that, through the rate-making process, there will be a corresponding increase or decrease in future rates. Accordingly, these subsidiaries have deferred certain costs and accrued certain obligations, which will be amortized over various future periods. MidAmerican periodically evaluates the applicability of SFAS 71 and considers factors such as regulatory changes and the impact of competition. If cost-based regulation ends or competition increases, these subsidiaries may have to reduce their asset balances to reflect a market basis less than cost and write-off the associated regulatory assets and liabilities. At June 30, 2006, MidAmerican had $1,730 million in regulatory assets and $1,608 million in regulatory liabilities, which are components of other assets and other liabilities of utilities and energy businesses, respectively.
     Management continually assesses whether the regulatory assets are probable of future recovery by considering factors such as applicable regulatory environmental changes, recent rate orders received by other regulated entities, and the status of any pending or potential deregulation legislation. Based upon this continual assessment, management believes the existing regulatory assets are probable of recovery. If future recovery of costs ceases to be probable, the asset and liability write-offs would be required to be charged to earnings.

FORM 10-Q	Q/E 6/30/06
Notes To Interim Consolidated Financial Statements (Continued)
Note 8. Income taxes, principally deferred
     A summary of consolidated income tax liabilities follows. Amounts are in millions.

	June 30,	December 31,
	2006	2005
Payable currently	$258	$258
Deferred	15,823	11,994

	$16,081	$12,252

     The balances as of June 30, 2006 include MidAmerican as well as liabilities of businesses acquired in the first six months of 2006.
Note 9. Notes payable and other borrowings
     Notes payable and other borrowings of Berkshire and its subsidiaries are summarized below. Amounts are in millions.

	June 30,	December 31,
	2006	2005
Insurance and other:
Issued by Berkshire due 2007-2033	$977	$992
Issued by subsidiaries and guaranteed by Berkshire due 2006-2035	1,779	1,696
Issued by subsidiaries and not guaranteed by Berkshire due 2006-2041	857	895

	$3,613	$3,583

Finance and financial products:
Issued by Berkshire Hathaway Finance Corporation and guaranteed by Berkshire:
Notes due 2007	$700	$700
Notes due 2008	3,096	3,095
Notes due 2010	1,993	1,992
Notes due 2012-2015	3,040	3,038
Issued by other subsidiaries and guaranteed by Berkshire due 2006-2027	487	417
Issued by other subsidiaries and not guaranteed by Berkshire due 2006-2030	1,490	1,626

	$10,806	$10,868

	June 30,	December 31,
	2006	2005
		(Pro Forma)
Utilities and energy:
Issued by MidAmerican and its subsidiaries and not guaranteed by Berkshire:
MidAmerican senior unsecured debt due 2007-2036	$4,477	$2,776
Operating subsidiary and project debt due 2006-2036	11,044	7,150
Other	617	370

	$16,138	$10,296

     Operating subsidiary and project debt of utilities and energy businesses represents amounts issued by subsidiaries of MidAmerican or otherwise pursuant to separate project financing agreements. All or substantially all of the assets of certain utility subsidiaries are or may be pledged or encumbered to support or otherwise provide the security for project or subsidiary debt. Like all Berkshire subsidiaries, utility and energy subsidiaries are organized as legal entities separate and apart from Berkshire and its other subsidiaries. It should not be assumed that any asset of any such subsidiary will be available to satisfy the obligations of Berkshire or any of its other subsidiaries; provided, however, that unrestricted cash or other assets which are available for distribution may, subject to applicable law and the terms of financing arrangements of such parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to Berkshire and the minority shareholders. The restrictions on distributions at these separate legal entities include various covenants including, but not limited to, leverage ratios, interest coverage ratios and debt service coverage ratios. As of June 30, 2006, all of the separate legal entities were in compliance with all applicable covenants.

FORM 10-Q	Q/E 6/30/06
Notes To Interim Consolidated Financial Statements (Continued)
Note 9. Notes payable and other borrowings (Continued)
     In late March 2006, MidAmerican issued $1.7 billion par amount of senior unsecured debt due 2036. Notes payable and other borrowings at June 30, 2006 includes approximately $4.3 billion of debt of PacifiCorp. Estimated repayments of the debt of the utilities and energy businesses for each of the five years ending December 31 is as follows (in millions): 2006 — $841; 2007 — $1,090; 2008 — $1,980; 2009 — $424; and 2010 — $139.
Note 10. Common stock
     The following table summarizes Berkshire’s common stock activity during the first six months of 2006.

	Class A common stock	Class B common stock
	(1,650,000 shares authorized)	(55,000,000 shares authorized)
	Issued and Outstanding	Issued and Outstanding
Balance at December 31, 2005	1,260,920	8,394,083
Conversions of Class A common stock to Class B common stock and other	(2,999)	129,481

Balance at June 30, 2006	1,257,921	8,523,564

     Each share of Class A common stock is convertible, at the option of the holder, into thirty shares of Class B common stock. Class B common stock is not convertible into Class A common stock. Class B common stock has economic rights equal to one-thirtieth (1/30) of the economic rights of Class A common stock. Accordingly, on an equivalent Class A common stock basis, there are 1,542,040 shares outstanding at June 30, 2006 and 1,540,723 shares outstanding at December 31, 2005. On July 6, 2006, Berkshire’s Chairman and CEO, Warren E. Buffett converted 124,998 shares of Class A common stock into 3,749,940 shares of Class B common stock. Each Class A common share is entitled to one vote per share. Each Class B common share possesses the voting rights of one-two-hundredth (1/200) of the voting rights of a Class A share. Class A and Class B common shares vote together as a single class.
Note 11. Comprehensive income
     Berkshire’s comprehensive income for the second quarter and first six months of 2006 and 2005 is shown in the table below (in millions).

	Second Quarter		First Six Months
	2006	2005	2006	2005
Net earnings	$2,347	$1,449	$4,660	$2,812

Other comprehensive income:
Increase (decrease) in unrealized appreciation of investments	(572)	610	1,366	(572)
Applicable income taxes and minority interests	199	(218)	(478)	194
Other	257	(220)	385	(286)
Applicable income taxes and minority interests	(19)	(16)	(61)	(34)

	(135)	156	1,212	(698)

Comprehensive income	$2,212	$1,605	$5,872	$2,114

Note 12. Pension plans
     The components of net periodic pension expense for the second quarter and first six months of 2006 and 2005 are as follows (in millions).

	Second Quarter		First Six Months
	2006	2005	2006	2005
Service cost	$46	$26	$86	$52
Interest cost	97	47	176	95
Expected return on plan assets	(100)	(45)	(184)	(91)
Net amortization, deferral and other	21	2	34	3

	$64	$30	$112	$59

     The increase in net periodic pension expense in 2006 over 2005 is primarily attributable to the consolidation of MidAmerican. Contributions to defined benefit plans for the year ending December 31, 2006 are expected to total $236 million, which includes $150 million related to utilities and energy businesses.

FORM 10-Q	Q/E 6/30/06
Notes To Interim Consolidated Financial Statements (Continued)
Note 13. Life settlement contracts
     In March 2006, FASB Staff Position No. FTB 85-4-1, “Accounting for Life Settlement Contracts by Third-Party Investors” (“FTB 85-4-1”) was issued. This pronouncement provides guidance on the initial and subsequent measurement, financial statement presentation and disclosures for third-party investors in life settlement contracts. Under FTB 85-4-1, the investor may value such contracts under the investment method or at fair value based upon an irrevocable election made on an investment by investment basis. Under the investment method, the initial transaction price plus all initial and subsequent direct external costs paid by the investor to keep the policy in force are capitalized. Death benefits received by the investor are applied against the capitalized costs and the excess is recorded as a gain. Under the fair value method, the investments in the contracts are measured at fair value each reporting period and the changes in fair value are reported in earnings. Previously, life settlement contracts were valued at the cash surrender value of the underlying insurance policy. FTB 85-4-1 is effective for fiscal years beginning after June 15, 2006 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year. Berkshire adopted this FTB effective January 1, 2006 and elected to use the investment method. The after-tax cumulative effect of adopting FTB 85-4-1 of $180 million is reflected as an increase in retained earnings as of the beginning of 2006. During the second quarter, certain life settlement contracts were disposed for proceeds of approximately $330 million. Investments in life settlement contracts as of June 30, 2006 were approximately $75 million.
Note 14. Accounting pronouncements to be adopted
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specified situations. Such servicing assets or liabilities would be initially measured at fair value, if practicable, and subsequently measured at amortized value or fair value based upon an election of the reporting entity. SFAS 156 also specifies certain financial statement presentations and disclosures in connection with servicing assets and liabilities. SFAS 156 is effective for fiscal years beginning after September 15, 2006 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year. Berkshire does not expect that the adoption of SFAS 156 will have a material effect on its Consolidated Financial Statements.
     In July 2006, the FASB adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition of positions taken or expected to be taken in income tax returns. Only tax positions meeting a “more-likely-than-not” threshold of being sustained are recognized under FIN 48. FIN 48 also provides guidance on derecognition, classification of interest and penalties and accounting and disclosures for annual and interim financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of the changes arising from the initial application of FIN 48 is required to be reported as an adjustment to the opening balance of retained earnings in the period of adoption. Berkshire is currently evaluating the impact, if any, the adoption of FIN 48 will have on its financial statements.
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

FORM 10-Q	Q/E 6/30/06
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

FORM 10-Q	Q/E 6/30/06
Notes To Interim Consolidated Financial Statements (Continued)
Note 15. Contingencies (Continued)
AIG’s violations of the antifraud provisions and other provisions of the federal securities laws in connection with the AIG Transaction. The SEC complaint seeks permanent injunctive relief, disgorgement of any ill-gotten gains, civil penalties and orders barring each defendant from acting as an officer or director of a public company. Each of the individuals indicted by the federal grand jury was arraigned on February 16, 2006 and each individual pleaded not guilty to all charges. Trial in this matter is set for March 1, 2007. In July 2006, Mr. Garand was informed that he is a target of the DOJ’s investigation of the AIG Transaction.
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
     In December 2004, the Financial Services Authority (“FSA”) advised General Reinsurance’s affiliate Faraday Group (“Faraday”) that it was investigating Milan Vukelic, the then Chief Executive Officer of Faraday with respect to transactions entered into between General Reinsurance Australia Limited (“GRA”), a subsidiary of General Reinsurance and companies affiliated with FAI Insurance Limited in 1998. Mr. Vukelic previously served as the head of General Re’s international finite business unit. In April 2005, the FSA advised General Reinsurance that it was investigating Mr. Vukelic and John Byrne, successor to Mr. Vukelic as head of General Re’s international finite business unit until October 2004, with respect to certain finite risk reinsurance transactions, including transactions between CRD and several other insurers. In May 2005, Mr. Vukelic was placed on administrative leave and in July 2005 his employment was terminated. In addition, the FSA has requested that General Reinsurance affiliates based in the United Kingdom provide information relating to the transactions involved in their investigations. In July 2006, the FSA issued an agreed-upon prohibition order to Mr. Byrne (the “Byrne Order”), prohibiting him from performing in the UK any controlled function in relation to any regulated activity of the FSA. The Byrne Order states, among other things, that Mr. Byrne was involved in arranging and structuring transactions that allowed certain counterparties of General Re’s non-U.S. subsidiaries to misrepresent their financial position to regulators, auditors, tax authorities and others, including investors, and that Mr. Byrne knew the counterparties would be likely to engage in such misrepresentations. Berkshire understands that the FSA continues to investigate the role of certain of General Re’s non-U.S. subsidiaries and of individuals in these transactions. In connection with the Byrne Order, CRD entered into a related settlement agreement with the FSA in which it agreed not to make any public statement inconsistent with the facts and matters set out in the FSA’s final notice related to the Byrne Order. General Re and its affiliates are cooperating fully with the FSA in these matters.
     On April 14, 2005, the Australian Prudential Regulation Authority (“APRA”) announced an investigation involving financial or finite reinsurance transactions by GRA. An inspector appointed by APRA under section 52 of the Insurance Act 1973 has been conducting an investigation, including a request for the production of documents of GRA’s financial or finite reinsurance business. The inspector examined four directors of GRA in June 2006. GRA has been cooperating fully with this investigation. On or about the date of the Byrne Order, APRA accepted an enforceable undertaking from Mr. Byrne, prohibiting him from being or acting as a director or senior manager of a general insurer, non-operating holding company or agent of a foreign insurer in Australia for a five year period.
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
     General Reinsurance’s subsidiary, Kolnische Ruckversicherungs-Gesellschaft AG (“Cologne Re”), is also cooperating fully with requests for information from the German Federal Financial Supervisory Authority regarding the activities of Cologne Re relating to “finite reinsurance” and regarding transactions between Cologne Re or its subsidiaries, including CRD, and certain counterparties.
     General Reinsurance is also providing information to and cooperating fully with the Office of the Superintendent of Financial Institutions Canada in its inquiries regarding the activities of General Re and its affiliates relating to “finite reinsurance.”

FORM 10-Q	Q/E 6/30/06
Notes To Interim Consolidated Financial Statements (Continued)
Note 15. Contingencies (Continued)
     Berkshire cannot at this time predict the outcome of these matters, is unable to estimate a range of possible loss and cannot predict whether or not the outcomes will have a material adverse effect on Berkshire’s business or results of operations for at least the quarterly period when these matters are completed or otherwise resolved.
     b) Civil Litigation
     Litigation Related to ROA
     General Reinsurance and four of its current and former employees, along with numerous other defendants, have been sued in a number of civil actions related to ROA pending in federal courts. Plaintiffs assert various claims in these civil actions, including breach of contract, unjust enrichment, fraud, conspiracy, and violations of the Racketeer and Corrupt Influenced Organizations Act against General Reinsurance arising from various reinsurance transactions General Reinsurance had with ROA and related entities.
     Nine putative class actions were initiated by doctors, hospitals and lawyers that purchased insurance through ROA or certain of its Tennessee-based risk retention groups. These complaints seek compensatory, treble, and punitive damages in an indefinite amount. General Reinsurance is also a defendant in actions brought by the Virginia Commissioner of Insurance, as Deputy Receiver of ROA, the Tennessee Commissioner of Insurance, as Liquidator for three Tennessee risk retention groups, a federal lawsuit filed by a Missouri-based hospital group and a state lawsuit filed by an Alabama doctor that was removed to federal court. The first of these actions was filed in March 2003 and additional actions were filed in April 2003 through June 2006. In the action filed by the Virginia Commissioner of Insurance, the Commissioner asserts in several of its claims that the alleged damages being sought exceed $200 million in the aggregate as against all defendants. Twelve of these cases are collectively assigned to the U.S. District Court for the Western District of Tennessee for pretrial proceedings and the remaining federal action filed in June 2006 in the federal court for the Eastern District of Kentucky is the subject of a transfer request pending before the Judicial Panel on Multidistrict Litigation. General Reinsurance has filed motions to dismiss all of the claims against it in all the cases pending in the Tennessee federal court. On June 12, 2006, the court granted General Reinsurance’s motion to dismiss the Complaints of the Virginia and Tennessee receivers. The court granted the Tennessee receiver leave to amend her Complaint within 60 days of the order. The Virginia receiver has moved for reconsideration of the dismissal and for leave to amend his Complaint. The court has not yet ruled on General Reinsurance’s motion to dismiss the complaints of the other plaintiffs. On June 27, 2006, the court held a hearing and announced an intention to allow document discovery to proceed in the coordinated cases. No order permitting that discovery to proceed has yet been entered. General Reinsurance has not filed a responsive pleading in the case currently pending in the Kentucky federal court.
     General Reinsurance is also a defendant in two lawsuits pending in Alabama state courts. The first suit was filed in the Circuit Court of Montgomery County by a group of Alabama hospitals that are former members of the Alabama Hospital Association Trust (“AHAT”). This suit (the “AHA Action”) alleged violations of the Alabama Securities Act, conspiracy, fraud, suppression, unjust enrichment and breach of contract against General Reinsurance and virtually all of the defendants in the federal suits based on an alleged business combination between AHAT and ROA in 2001 and subsequent capital contributions to ROA in 2002 by the Alabama hospitals. The allegations of the AHA Action are largely identical to those set forth in the complaint filed by the Virginia receiver for ROA. General Reinsurance previously filed a motion to dismiss all of the claims in the AHA Action. The motion was granted in part by an order in March 2005, which dismissed the Alabama Securities Act claim against General Reinsurance and ordered plaintiffs to amend their allegations of fraud and suppression. Plaintiffs in the AHA Action filed their Amended and Restated Complaint in April 2005, alleging claims of conspiracy, fraud, suppression and aiding and abetting breach of fiduciary duty against General Reinsurance. General Reinsurance filed a motion to dismiss all counts of the Amended and Restated Complaint in May 2005. On July 22, 2005, the Court denied General Reinsurance’s motion to dismiss. General Reinsurance filed and served its answer and affirmative defenses to the Amended and Restated Complaint on September 1, 2005. Discovery has begun. The second suit, also filed in the Circuit Court of Montgomery County, was initiated by Baptist Health Systems, Inc. (“BHS”), a former member of AHAT, and alleged claims identical to those in the initial AHA Action, plus claims for breach of fiduciary duty and wantonness. These cases have been consolidated for pretrial purposes. BHS filed its First Amended Complaint in April 2005, alleging violations of the Alabama Securities Act, conspiracy, fraud, suppression, breach of fiduciary duty, wantonness and unjust enrichment against General Reinsurance. General Reinsurance filed a motion to dismiss all counts of the Amended and Restated Complaint in May 2005. On July 22, 2005, the Court granted General Reinsurance’s motion to dismiss the Alabama Securities Act claim but denied the remainder of the motion to dismiss. General Reinsurance filed and served its answer and affirmative defenses to the Amended and Restated Complaint on September 1, 2005. Discovery has begun. The AHA Action and the BHS complaint claim damages in excess of $60 million in the aggregate as against all defendants. These cases are scheduled for trial on January 8, 2007.

FORM 10-Q	Q/E 6/30/06
Notes To Interim Consolidated Financial Statements (Continued)
Note 15. Contingencies (Continued)
     Actions related to AIG
     General Reinsurance received a Summons and a Consolidated Amended Class Action Complaint on April 29, 2005, in the matter captioned In re American International Group Securities Litigation, Case No. 04-CV-8141-(LTS), United States District Court, Southern District of New York. This is a putative class action asserted on behalf of investors who purchased publicly-traded securities of AIG between October 1999 and March 2005. On June 7, 2005, General Reinsurance received a second Summons and Class Action Complaint in a putative class action asserted on behalf of investors who purchased AIG securities between October 1999 and March 2005, captioned San Francisco Employees’ Retirement System, et al. vs. American International Group, Inc., et al., Case No. 05-CV-4270 (LTS), United States District Court, Southern District of New York. At a July 2005 conference, the court ruled that the plaintiffs in case no. 04-CV-8141 would be lead plaintiffs. On September 27, 2005, the plaintiffs in case no. 04-CV-8141 filed a Consolidated Second Amended Complaint (the “Complaint”). The Complaint asserts various claims against AIG, and various of its officers, directors, investment banks and other parties. Included among the defendants are General Reinsurance and Messrs. Ferguson, Napier and Houldsworth (whom the Complaint defines as the “General Re Defendants”). The Complaint alleges that the General Re Defendants violated Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated under that Act through their activities in connection with the AIG transaction described in “Governmental Investigations,” above. The Complaint seeks damages and other relief in unspecified amounts. The General Re Defendants moved to dismiss the Complaint on the grounds that it failed to state a claim on which relief can be granted against these defendants. The motion was heard on April 20, 2006, and was denied by the Court. General Reinsurance has answered the Complaint, denying liability and asserting various affirmative defenses. No discovery has taken place, and no trial date has been scheduled.
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
     FAI/HIH Matter
     In December 2003, the Liquidators of both FAI Insurance Limited (“FAI”) and HIH Insurance Limited (“HIH”) advised GRA and Cologne Re that they intended to assert claims arising from insurance transactions GRA entered into with FAI in May and June 1998. In August 2004, the Liquidators filed claims in the Supreme Court of New South Wales in order to avoid the expiration of a statute of limitations for certain plaintiffs. The focus of the Liquidators’ allegations against GRA and Cologne Re are the 1998 transactions GRA entered into with FAI (which was acquired by HIH in 1999). The Liquidators contend, among other things, that GRA and Cologne Re engaged in deceptive conduct that assisted FAI in improperly accounting for such transactions as reinsurance, and that such deception led to HIH’s acquisition of FAI and caused various losses to FAI and HIH. The Liquidator of HIH served its Complaint on GRA and Cologne Re in June 2006. A defense to the Complaint and the filing of cross claims are currently due on August 18, 2006. At that time, the Court will hold a directions hearing. The FAI Liquidator has until September 30, 2006 to serve his Complaint on GRA and Cologne Re.
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

FORM 10-Q	Q/E 6/30/06
Notes To Interim Consolidated Financial Statements (Continued)
Note 15. Contingencies (Continued)
General Re and General Reinsurance were not parties to the original, transferred cases. On August 1, 2005, the named plaintiffs—fourteen businesses, two municipalities, and three individuals—filed their First Consolidated Amended Commercial Class Action Complaint, and Berkshire, General Re and General Reinsurance (along with a large number of insurance companies and insurance brokers) were named as defendants in the Amended Complaint. The plaintiffs claim that all defendants engaged in a pattern of racketeering activity, in violation of RICO, and that they conspired to restrain trade. They further allege that the broker defendants breached fiduciary duties to the plaintiffs, that the insurer defendants aided and abetted that breach, and that all defendants were unjustly enriched in the process. Plaintiffs seek treble damages in an unspecified amount, together with interest and attorneys fees and expenses. They also seek a declaratory judgment of wrongdoing as well as an injunction against future anticompetitive practices. On November 29, 2005, General Re, General Reinsurance and Berkshire, together with the other defendants, filed motions to dismiss the complaint. The Court held a hearing on July 26, 2006, and took the motions under the submission without specifying when the Court would rule. On February 1, 2006, plaintiffs filed a motion for leave to file a Second Consolidated Amended Complaint. Among other things, plaintiffs sought leave to add numerous new defendants, including several additional Berkshire subsidiaries including, among others, NICO. Berkshire opposed the motion for leave to amend, and the Court has denied the motion without prejudice to plaintiffs’ renewing it following a ruling on defendants’ motion to dismiss the First Consolidated Amended Complaint.
     Berkshire cannot at this time predict the outcome of these matters, is unable to estimate a range of possible loss, if any, and cannot predict whether or not the outcomes will have a material adverse effect on Berkshire’s business or results of operations for at least the quarterly period when these matters are completed or otherwise resolved.

FORM 10-Q	Q/E 6/30/06
Notes To Interim Consolidated Financial Statements (Continued)
Note 16. Business segment data
     A disaggregation of Berkshire’s consolidated data for the second quarter and first six months of 2006 and 2005 is as follows. Amounts are in millions.

	Revenues
	Second Quarter		First Six Months
	2006	2005	2006	2005
Operating Businesses:
Insurance:
Premiums earned:
GEICO	$2,737	$2,490	$5,375	$4,878
General Re	1,487	1,615	2,921	3,273
Berkshire Hathaway Reinsurance Group	1,145	782	2,165	1,767
Berkshire Hathaway Primary Group	467	309	897	609
Investment income	1,110	856	2,133	1,648

Total insurance group	6,946	6,052	13,491	12,175
Apparel	592	597	1,124	1,156
Building products	1,332	1,245	2,530	2,354
Finance and financial products	1,345	1,106	2,567	2,125
Flight services	1,138	917	2,057	1,684
McLane Company	6,291	5,869	12,398	11,521
Retail	691	637	1,346	1,240
Shaw Industries	1,539	1,432	2,978	2,726
Utilities and energy *	2,688	—	4,881	—
Other businesses	1,386	748	2,620	1,463

	23,948	18,603	45,992	36,444

Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	459	(260)	1,264	(366)
Eliminations and other	(222)	(215)	(308)	(316)

	$24,185	$18,128	$46,948	$35,762

	Earnings before taxes and minority interests
	Second Quarter		First Six Months
	2006	2005	2006	2005
Operating Businesses:
Insurance:
Underwriting gain:
GEICO	$288	$358	$599	$670
General Re	109	43	180	62
Berkshire Hathaway Reinsurance Group	137	140	231	283
Berkshire Hathaway Primary Group	43	37	78	55
Net investment income	1,102	851	2,120	1,638

Total insurance group	1,679	1,429	3,208	2,708
Apparel	65	92	116	164
Building products	245	219	436	394
Finance and financial products	343	199	594	398
Flight services	110	51	131	58
McLane Company	56	59	111	128
Retail	40	39	77	68
Shaw Industries	169	139	324	227
Utilities and energy *	278	100	696	241
Other businesses	211	113	341	194

	3,196	2,440	6,034	4,580

Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	459	(245)	1,264	(365)
Interest expense, excluding interest allocated to business segments	(21)	(18)	(39)	(39)
Eliminations and other	(32)	(23)	(44)	(49)

	$3,602	$2,154	$7,215	$4,127

*	Pre-tax earnings for 2005 of the utilities and energy businesses represents Berkshire’s equity in net earnings of MidAmerican, which was accounted for under the equity method during this period (see Notes 1 and 2).

FORM 10-Q	Q/E 6/30/06
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     Net earnings for the second quarter and first six months of 2006 and 2005 are disaggregated in the table that follows. Amounts are after deducting minority interests and income taxes. Amounts are in millions.

	Second Quarter		First Six Months
	2006	2005	2006	2005
Insurance — underwriting	$371	$376	$701	$695
Insurance — investment income	782	585	1,485	1,139
Utilities and energy	158	100	391	241
Manufacturing, services and retailing	554	452	932	777
Finance and financial products	215	124	372	248
Unallocated interest expense and other	(27)	(28)	(41)	(51)
Investment and derivative gains/losses	294	(160)	820	(237)

Net earnings	$2,347	$1,449	$4,660	$2,812

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
     Insurance — Underwriting
     A summary follows of underwriting results from Berkshire’s insurance businesses for the second quarter and first six months of 2006 and 2005. Amounts are in millions.

	Second Quarter		First Six Months
	2006	2005	2006	2005
Underwriting gain attributable to:
GEICO	$288	$358	$599	$670
General Re	109	43	180	62
Berkshire Hathaway Reinsurance Group	137	140	231	283
Berkshire Hathaway Primary Group	43	37	78	55

Underwriting gain — pre-tax	577	578	1,088	1,070
Income taxes and minority interests	206	202	387	375

Net underwriting gain	$371	$376	$701	$695

     Berkshire engages in both primary insurance and reinsurance of property and casualty risks. Through General Re, Berkshire also reinsures life and health risks. In primary insurance activities, Berkshire subsidiaries assume defined portions of the risks of loss from persons or organizations that are directly subject to the risks. In reinsurance activities, Berkshire subsidiaries assume defined portions of similar or dissimilar risks that other insurers or reinsurers have subjected themselves to in their own insuring activities. Berkshire’s principal insurance and reinsurance businesses are: (1) GEICO, one of the four largest auto insurers in the U.S., (2) General Re, (3) Berkshire Hathaway Reinsurance Group (“BHRG”) and (4) Berkshire Hathaway Primary Group. On June 30, 2005, Berkshire acquired Medical Protective Corporation (“Med Pro”), a provider of professional liability insurance to physicians, dentists and other healthcare providers. Underwriting results from this business are included in Berkshire’s consolidated results beginning July 1, 2005.
     Berkshire’s management views insurance businesses as possessing two distinct operations - underwriting and investing. Underwriting decisions are the responsibility of the unit managers; investing, with limited exceptions at GEICO and at General Re’s international operations, is the responsibility of Berkshire’s Chairman and CEO, Warren E. Buffett. Accordingly, Berkshire evaluates performance of underwriting operations without any allocation of investment income.

FORM 10-Q	Q/E 6/30/06
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Insurance — Underwriting (Continued)
     A significant marketing strategy followed by all of these businesses is the maintenance of extraordinary capital strength. Statutory surplus of Berkshire’s insurance businesses totaled approximately $52 billion at December 31, 2005. This superior capital strength creates opportunities, especially with respect to reinsurance activities, to negotiate and enter into insurance and reinsurance contracts specially designed to meet unique needs of insurance and reinsurance buyers. Additional information regarding Berkshire’s insurance and reinsurance operations follows.
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
     GEICO’s pre-tax underwriting results for the second quarter and first six months of 2006 and 2005 are summarized in the table below. Dollar amounts are in millions.

	Second Quarter				First Six Months
	2006		2005		2006		2005
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums earned	$2,737	100.0	$2,490	100.0	$5,375	100.0	$4,878	100.0

Losses and loss expenses	1,968	71.9	1,714	68.8	3,802	70.7	3,365	69.0
Underwriting expenses	481	17.6	418	16.8	974	18.2	843	17.3

Total losses and expenses	2,449	89.5	2,132	85.6	4,776	88.9	4,208	86.3

Pre-tax underwriting gain	$288		$358		$599		$670

     Premiums earned in 2006 exceeded amounts earned in 2005 by $247 million (9.9%) for the second quarter and $497 million (10.2%) for the first six months. The growth in premiums earned for voluntary auto was 10.0% and reflects a 12.3% increase in policies-in-force during the past year. Policies-in-force over the last twelve months increased 13.8% in the preferred risk auto line and 7.9% in the standard and nonstandard auto lines. Voluntary auto new business sales in the first six months of 2006 increased 12.4% compared to 2005. Voluntary auto policies-in-force at June 30, 2006 were 431,000 higher than at December 31, 2005. Over the past two years, GEICO reduced premium rates in certain markets to better match price with the underlying risk resulting in relatively lower premiums per policy.
     Losses and loss adjustment expenses incurred in 2006 exceeded 2005 by $254 million for the second quarter and $437 million for the first six months. The loss ratio was 70.7% in the first six months of 2006 compared to 69.0% in 2005. Claims frequencies in 2006 for physical damage coverages decreased in the two to five percent range from 2005 while frequencies for injury coverages decreased in the three to five percent range. Injury severity in 2006 increased in the three to five percent range over 2005 while physical damage severity increased in the four to eight percent range. Catastrophe losses in the first six months of 2006 were $39 million compared to $17 million in 2005. Underwriting expenses increased 15.5% in the first six months of 2006 to $974 million, reflecting increased underwriting, policy issuance and advertising costs associated with new business.
     General Re
     General Re conducts a reinsurance business offering property and casualty and life and health coverages to clients worldwide. In North America, property and casualty reinsurance is written on a direct basis through General Reinsurance Corporation. Internationally, property and casualty reinsurance is written on a direct basis through 94% owned Cologne Re (based in Germany) and other wholly-owned affiliates as well as through brokers with respect to Faraday in London. Life and health reinsurance is written for clients worldwide through Cologne Re.

FORM 10-Q	Q/E 6/30/06
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     General Re (Continued)
     General Re’s pre-tax underwriting results for the second quarter and first six months of 2006 and 2005 are summarized below. Amounts are in millions.

	Premiums earned				Pre-tax underwriting gain/loss
	Second Quarter		First Six Months		Second Quarter		First Six Months
	2006	2005	2006	2005	2006	2005	2006	2005
Property/casualty:
North American	$435	$558	$902	$1,138	$40	$22	$78	$41
International	475	492	881	1,019	33	4	38	(9)
Life/health	577	565	1,138	1,116	36	17	64	30

	$1,487	$1,615	$2,921	$3,273	$109	$43	$180	$62

     General Re strives to generate pre-tax underwriting gains in essentially all of its product lines. Underwriting performance is not evaluated based upon market share and underwriters are instructed to reject inadequately priced risks. North American and International property/casualty premiums written in the first six months of 2006 declined approximately 10% compared to 2005 and was attributable to maintaining underwriting and pricing discipline.
North American property/casualty
     North American premiums earned in the second quarter and first six months of 2006 decreased by $123 million (22.0%) and $236 million (20.7%), respectively, from the same periods in 2005. Approximately 50% of the decline was due to cancellations and non-renewals exceeding new contracts, with minimal effect from rate changes. The rest of the decline was due to a significant decrease in the finite risk business. Premiums written during the first six months of 2006 declined 17.0% from amounts written in the first six months of 2005. Continued current market conditions may result in further declines in written and earned premiums during 2006 as compared with 2005.
     The North American property/casualty business produced pre-tax underwriting gains of $40 million in the second quarter and $78 million in the first six months of 2006 compared with underwriting gains of $22 million in the second quarter and $41 million in the first six months of 2005. The results for the first six months of 2006 consisted of $133 million in property gains and $55 million in casualty losses, including workers’ compensation. The casualty losses included $69 million in reserve discount accretion and deferred charge amortization. Results for the comparable 2005 period consisted of $174 million in gains from property lines and $133 million of losses from casualty lines (including $60 million in reserve discount accretion and deferred charge amortization). Results for both 2006 and 2005 benefited from good property results, favorable reserve run-off and pricing and underwriting discipline.
International property/casualty
     Premiums earned decreased $17 million (3.5%) in the second quarter and $138 million (13.5%) in the first six months of 2006 compared with the same periods in 2005. In local currencies, premiums earned in the first six months of 2006 declined 10.0% from 2005 amounts. The declines were primarily due to maintaining underwriting discipline, which included the non-renewal of unprofitable business.
     The International property/casualty operations produced pre-tax underwriting gains in the second quarter and first six months of 2006 of $33 million and $38 million, respectively, compared with an underwriting gain of $4 million in the second quarter and an underwriting loss of $9 million in the first six months of 2005. Underwriting results for the first six months of 2006 benefited from gains of $96 million in property and aviation lines of business. Partially offsetting these gains were $58 million of net losses in casualty lines. Results for the first six months of 2005 included catastrophe losses of $32 million from winter storm Erwin, which affected Northern Europe in January 2005.
Life/health
     Premiums earned increased approximately 2.0% in both the second quarter and first six months of 2006 from the comparable 2005 amounts. Adjusting for the effects of foreign currency exchange, premiums earned increased 4.0% in 2006. The increase in premiums earned occurred in international life business.
     The global life/health operations produced pre-tax underwriting gains of $36 million in the second quarter and $64 million in the first six months of 2006, compared with $17 million and $30 million in the comparable 2005 periods. The results for the first six months of 2006 reflected $66 million in gains from international business, and $2 million in losses from U.S. business. The favorable international results consisted of gains primarily in life business, due to favorable mortality. The U.S. losses were primarily driven by the health business.

FORM 10-Q	Q/E 6/30/06
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Berkshire Hathaway Reinsurance Group
     The Berkshire Hathaway Reinsurance Group (“BHRG”) underwrites excess-of-loss reinsurance and quota-share coverages for insurers and reinsurers worldwide. BHRG’s business includes catastrophe excess-of-loss reinsurance and excess direct and facultative reinsurance for large or otherwise unusual discrete property risks referred to as individual risk. Retroactive reinsurance policies provide indemnification of losses and loss adjustment expenses with respect to past loss events. Other multi-line refers to other business written on both a quota-share and excess basis, participations in and contracts with Lloyd’s syndicates as well as aviation and workers’ compensation programs. The timing and amount of catastrophe losses can produce extraordinary volatility in the periodic underwriting results of the BHRG, and, in particular, in the catastrophe and individual risk business.
     BHRG’s pre-tax underwriting results for the second quarter and first six months of 2006 and 2005 are summarized in the table below. Amounts are in millions.

	Premiums earned				Pre-tax underwriting gain/loss
	Second Quarter		First Six Months		Second Quarter		First Six Months
	2006	2005	2006	2005	2006	2005	2006	2005
Catastrophe and individual risk	$483	$288	$908	$644	$239	$129	$439	$270
Retroactive reinsurance	74	—	74	—	(72)	(46)	(159)	(144)
Other multi-line	588	494	1,183	1,123	(30)	57	(49)	157

	$1,145	$782	$2,165	$1,767	$137	$140	$231	$283

     Premiums earned from catastrophe and individual risk contracts increased $195 million (68%) in the second quarter of 2006 and $264 million (41%) for the first six months of 2006 as compared to the same periods in 2005. Premiums written for the first six months of 2006 totaled $1.7 billion, an increase of approximately 110% over the prior year. Much of the increase in volume was attributable to improved rates in the U.S. and limited industry capacity for catastrophe reinsurance which led to more opportunities to write new business. The underwriting results in the first six months of 2006 reflect losses incurred of approximately $245 million attributable to pre-2006 catastrophes, primarily Hurricane Wilma which occurred during the fourth quarter of 2005. BHRG’s estimates of its losses as well as the estimate of the industry losses from Hurricane Wilma have increased considerably since December 31, 2005. Management does not currently believe that further increases will be necessary. The underwriting results from catastrophe and individual risk business for the first six months of 2005 included losses of $79 million from 2005 events, primarily European winter storm Erwin as well as approximately $104 million of additional losses incurred from 2004 events including the Southeast U.S. and Caribbean hurricanes and the Southeast Asia tsunami. Although there were no significant losses from catastrophe events occurring during the first six months of 2006, there is much greater potential for losses from hurricanes and tropical storms during the June to December period. Accordingly, exceptional volatility in underwriting results from this business over the remainder of 2006 is possible.
     Retroactive policies normally provide very large, but limited, indemnification of unpaid losses and loss adjustment expenses with respect to past loss events which are generally expected to be paid over long periods of time. The underwriting losses from retroactive reinsurance are primarily attributable to the recurring amortization of deferred charges established on retroactive reinsurance contracts written over the past several years and predominantly prior to 2004. The deferred charges are amortized over the expected claim payment period using the interest method. The amortization charges are recorded as losses incurred and, therefore, produce underwriting losses. The amount of amortization charges in a given period is based upon estimates of the timing and amount of future loss payments. Underwriting losses for the second quarter and first six months of 2005 from retroactive contracts included a pre-tax gain of approximately $46 million related to the settlement of remaining unpaid losses under a certain retroactive reinsurance agreement. At June 30, 2006, unamortized deferred charges were approximately $2.0 billion and gross unpaid losses with respect to retroactive reinsurance contracts were approximately $8.7 billion.
     Premiums earned from multi-line business in the second quarter and first six months of 2006 exceeded premiums earned in the comparable 2005 periods by $94 million and $60 million, respectively. The comparative increases were attributable to increased volume from workers’ compensation programs, partially offset by decreased volume from Lloyd’s syndicate participations. Multi-line business produced a pre-tax underwriting loss for the first six months of 2006 of $49 million or approximately 4% of earned premiums. Net underwriting results in the first six months of 2005 reflected underwriting gains from property coverages due to favorable loss experience as well as a gain from the reduction of prior year reserve estimates for certain casualty exposures.

FORM 10-Q	Q/E 6/30/06
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Berkshire Hathaway Primary Group
     Premiums earned in the second quarter and first six months of 2006 by Berkshire’s various primary insurers were $467 million and $897 million, respectively, increases of $158 million (51%) and $288 million (47%) over the corresponding prior year periods. Premiums earned in the first six months of 2006 included $283 million from Med Pro, which was acquired June 30, 2005. Berkshire’s primary insurers produced underwriting gains of $43 million and $78 million for the second quarter and first six months of 2006, respectively, as compared to $37 million and $55 million in the comparable prior year periods. The increase in underwriting gains in 2006 versus 2005 was primarily attributable to underwriting gains generated by Med Pro, somewhat offset by decreased underwriting gains from National Indemnity’s auto and general liability business and USIC’s commercial insurance business.
     Insurance — Investment Income
     Net investment income of Berkshire’s insurance businesses for the second quarter and first six months of 2006 and 2005 is summarized in the table below. Amounts are in millions.

	Second Quarter		First Six Months
	2006	2005	2006	2005
Investment income before taxes and minority interests	$1,102	$851	$2,120	$1,638
Income taxes and minority interests	320	266	635	499

Net investment income	$782	$585	$1,485	$1,139

     Pre-tax investment income earned in 2006 by Berkshire’s insurance businesses exceeded amounts earned in 2005 by $251 million (29.5%) in the second quarter and $482 million (29.4%) in the first six months. The increase in investment income in 2006 primarily reflects higher short-term interest rates in the United States and increased dividends during the first six months of 2006 as compared to 2005.
     A summary of investments held in Berkshire’s insurance businesses follows. Amounts are in millions.

	June 30,	Dec. 31,	June 30,
	2006	2005	2005
Cash and cash equivalents	$34,154	$38,814	$41,671
Equity securities	51,714	46,412	41,034
Fixed maturity securities	26,600	27,385	22,741
Other	906	918	2,056

	$113,374	$113,529	$107,502

     Fixed maturity securities as of June 30, 2006 were as follows. Amounts are in millions.

	Amortized	Unrealized
	Cost	Gains/Losses	Fair Value
U.S. Treasury, government corporations and agencies	$7,314	$(42)	$7,272
States, municipalities and political subdivisions	3,440	24	3,464
Foreign governments	8,216	(39)	8,177
Corporate bonds and redeemable preferred stocks, investment grade	3,019	143	3,162
Corporate bonds and redeemable preferred stocks, non-investment grade	1,891	1,177	3,068
Mortgage-backed securities	1,439	18	1,457

	$25,319	$1,281	$26,600

     All U.S. government obligations are rated AAA by the major rating agencies and approximately 96% of all state, municipal and political subdivisions, foreign government obligations and mortgage-backed securities were rated AA or higher by the major rating agencies. Non-investment grade securities represent securities that are rated below BBB- or Baa3. Fair value reflects quoted market prices where available or, if not available, prices obtained from independent pricing services.

FORM 10-Q	Q/E 6/30/06
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Insurance — Investment Income (Continued)
     Invested assets derive from shareholder capital and reinvested earnings as well as net liabilities assumed under insurance contracts or “float.” The major components of float are unpaid losses, unearned premiums and other liabilities to policyholders less premiums and reinsurance receivables, deferred charges assumed under retroactive reinsurance contracts and deferred policy acquisition costs. Float totaled approximately $49.5 billion at June 30, 2006, $49.3 billion at December 31, 2005 and $46.5 billion at June 30, 2005. The cost of float, as represented by the ratio of pre-tax underwriting gain or loss to average float, was negative in both the first six months of 2006 and for the full year of 2005, as Berkshire’s insurance businesses generated pre-tax underwriting gains.
     Utilities and Energy
     Revenues and earnings from utilities and energy businesses for the second quarter and first six months of 2006 and 2005 are summarized below. Amounts are in millions.

	Second Quarter					First Six Months
	Revenues		Earnings			Revenues		Earnings
	2006	2005	2006	2005		2006	2005	2006	2005
U.S. electricity and gas generation and distribution	$1,622	$620	$210	$59		$2,740	$1,476	$367	$158
Natural gas pipelines	189	141	71	87		482	421	236	247
U.K. electricity distribution	216	215	117	115		426	454	231	241
Real estate brokerage	518	554	35	51		873	916	35	59
Other	143	120	108	67		360	220	271	129
Interest expense	—	—	(263)	(179)		—	—	(444)	(366)

	$2,688	$1,650	278	200		$4,881	$3,487	696	468

Income taxes and minority interests			120	100	*			305	227	*

			$158	$100				$391	$241

*	Includes an income tax charge of $9 million for the second quarter and $22 million for the first six months of 2005 related to Berkshire’s accounting for its investments in MidAmerican under the equity method.
     Berkshire’s 2005 Consolidated Financial Statements reflect Berkshire’s share of MidAmerican’s net earnings as determined under the equity method. In 2006, MidAmerican’s revenues and expenses are included in Berkshire’s Consolidated Financial Statements. Interest expense on debt securities held by Berkshire and other Berkshire subsidiaries has been eliminated. For comparative purposes, revenues and earnings of MidAmerican for 2005 are provided in the table above. Revenues and earnings of the utilities and energy businesses are, to some extent, seasonal depending on weather-induced demand. Revenues from electricity sales can be higher in the June-September period and revenues from gas sales and pipelines can be greater in the November-March period. Real estate brokerage revenues tend to be greater in the second and third quarters.
     Revenues in 2006 from the U.S. electricity and gas generation and distribution business increased $1,002 million (162%) in the second quarter and $1,264 million (86%) for the first six months over the comparable 2005 periods. The increases were primarily attributable to (1) the acquisition of PacifiCorp on March 21, 2006 ($860 million for the second quarter and $936 million for the first six months) and (2) higher regulated wholesale electricity sales, due to higher prices and unit sales. In addition, non-regulated energy sales increased in 2006 periods due primarily to a change in management’s strategy related to certain end-use natural gas contracts, which resulted in prospective revenues and costs being recorded on a gross rather than net basis.
     Pre-tax earnings of utilities and energy businesses for the second quarter and first six months of 2006 increased $78 million (39%) and $228 million (49%), respectively, over the comparable 2005 periods. Pre-tax earnings in the second quarter and first six months of 2006 from U.S. electricity and gas generation and distribution business increased approximately $151 million and $209 million, respectively, as compared to 2005 periods. The increases were due primarily to the inclusion of PacifiCorp ($131 million for the second quarter and $153 million for the first six months of 2006) and to higher operating margins on retail and wholesale electricity sales. Earnings from other activities in 2006 included a pre-tax gain of $28 million for the second quarter and $117 million for the first six months from the disposal of equity securities. Partially offsetting the aforementioned increases in pre-tax earnings was increased interest expense in 2006 ($84 million for the second quarter and $78 million for the first six months). Interest expense in 2006 includes interest expense of PacifiCorp as well as interest on $1.7 billion of MidAmerican’s 6.125% bonds due 2036 issued in late March 2006.

FORM 10-Q	Q/E 6/30/06
     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Manufacturing, Services and Retailing
     A comparison of second quarter and first six months revenues and pre-tax earnings of Berkshire’s diverse manufacturing, services and retailing businesses follows. Amounts are in millions.

	Second Quarter				First Six Months
	Revenues		Earnings		Revenues		Earnings
	2006	2005	2006	2005	2006	2005	2006	2005
Apparel	$592	$597	$65	$92	$1,124	$1,156	$116	$164
Building products	1,332	1,245	245	219	2,530	2,354	436	394
Flight services	1,138	917	110	51	2,057	1,684	131	58
McLane Company	6,291	5,869	56	59	12,398	11,521	111	128
Retail	691	637	40	39	1,346	1,240	77	68
Shaw Industries	1,539	1,432	169	139	2,978	2,726	324	227
Other businesses	1,386	748	211	113	2,620	1,463	341	194

	$12,969	$11,445	$896	$712	$25,053	$22,144	$1,536	$1,233

Income taxes and minority interests			342	260			604	456

			$554	$452			$932	$777

Apparel
     Apparel business revenues in the second quarter and first six months of 2006 decreased $5 million (1%) and $32 million (3%), respectively, compared with 2005 periods. In 2006, clothing revenues declined $8 million for the second quarter and $61 million for the first six months from 2005 and was partially offset by increased footwear revenues. Pre-tax earnings of apparel businesses in the second quarter and first six months of 2006 were $65 million and $116 million, respectively, decreases of $27 million (29%) and $48 million (29%), respectively, from 2005. The declines in pre-tax earnings were attributable to lower earnings from clothing, reflecting lower average net selling prices and product mix changes as well as higher advertising costs and facilities closure costs related to certain of Fruit of the Loom’s manufacturing facilities. As discussed in Note 3 to the Interim Consolidated Financial Statements, during the second quarter Berkshire agreed to acquire Russell Corporation (“Russell”), a manufacturer of athletic uniforms, apparel, athletic footwear, sporting goods, athletic equipment, and accessories for a variety of sports, outdoor and fitness activities. The acquisition of Russell was completed on August 2, 2006. For the year ending December 31, 2005, Russell reported revenues of approximately $1.4 billion and pre-tax earnings of approximately $43 million.
Building Products
     Revenues and pre-tax earnings for the second quarter and first six months of 2006 of the building products group increased over revenues and pre-tax earnings for the corresponding 2005 periods. Increased revenues were generated by all of the major businesses included in this segment. The increase in revenues in 2006 is primarily attributable to higher average selling prices and increased unit volume for insulation products, connector plates, and truss machinery. Selling price increases have generally been in response to raw material and energy cost inflation, which has driven manufacturing and delivery costs higher.
     The increase in pre-tax earnings in the first six months of 2006 over 2005 periods was primarily attributable to general increases in volume. However, escalating costs for raw materials, labor and fuel related costs as well as product mix changes produced declines in 2006 pre-tax earnings from the paint/coatings business of Benjamin Moore of $15 million (27%) for the second quarter and $10 million (12%) for the first six months compared with 2005. During the second quarter of 2006, residential housing construction continued to show signs of weakness in certain areas of the U.S. Changes in housing construction conditions as well as sources and prices of raw materials and energy can have a significant effect on the operating results of the building products group.
Flight Services
     Flight services revenues in the second quarter and first six months of 2006 increased $221 million (24%) and $373 million (22%) over 2005 periods. Revenues from NetJets’ fractional aircraft ownership business for the first six months of 2006 increased $347 million (26%) over 2005, reflecting a 23% increase in flight operations and management service

FORM 10-Q	Q/E 6/30/06
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Manufacturing, Services and Retailing (Continued)
Flight Services (Continued)
revenues and increased fractional aircraft sales. In 2006, occupied flight hours increased 16% and average hourly rates increased as well. The number of aircraft managed within the NetJets program over the past twelve months has increased 12.6%. Revenues for the second quarter and first six months of 2006 from training (FlightSafety) increased 8% over the comparable 2005 periods. The revenue increases were primarily due to increased corporate aviation demand and price increases. In 2006, pre-tax earnings of the flight services businesses totaled $110 million in the second quarter and $131 million for the first six months compared to $51 million for the second quarter and $58 million for the first six months of 2005. The NetJets fractional ownership business generated a pre-tax gain of $48 million for the second quarter and $29 million for the first six months of 2006. In 2005, this business produced pre-tax losses of $1 million for the second quarter and $31 million for the first six months. The improvement in operating results at NetJets reflected a comparative decline in losses from subcontracted flights ($27 million decline for the first six months) which are necessary to meet peak customer demand, increased management and usage revenues and increased margins from fractional aircraft sales, somewhat offset by higher interest, depreciation and payroll expenses. Pre-tax earnings from FlightSafety training services for the first six months of 2006 increased $13 million versus 2005.
McLane Company
     Revenues from the McLane distribution business increased $422 million (7%) for the second quarter of 2006 and $877 million (8%) for the first six months over the comparable 2005 periods. Pre-tax earnings of $56 million for the second quarter and $111 million for the first six months of 2006 decreased $3 million (5%) and $17 million (13%) from the comparable 2005 periods. McLane’s business is marked by high sales volume and low profit margins and has been subject to increased price competition in recent periods. Approximately one-third of McLane’s total sales are to Wal-Mart. The increases in revenues in 2006 were primarily due to growth in the grocery business and were partially offset by a reduction in the restaurant food service business due to the loss of a large customer in mid-2005. The net increase in revenues in 2006 was offset by a 0.25% reduction in gross margin percentage primarily attributable to increased competition. Pre-tax earnings in 2005 included a $10 million gain from a litigation settlement in the first quarter.
Retail
     Berkshire’s retail operations consist of several home furnishings and jewelry retailers. Revenues of the home furnishings businesses in the second quarter and first six months of 2006 increased $45 million (10%) and $91 million (10%), respectively, over 2005. Revenues for the first six months of 2006 included sales from two new RC Willey stores of $30 million. Aggregate same store sales of home furnishings businesses for the first six months of 2006 increased approximately 7% compared to 2005. Revenues from jewelry businesses were $182 million and $346 million for the second quarter and first six months of 2006, representing increases of $9 million (5%) and $15 million (4%), respectively, over the corresponding 2005 periods. Pre-tax earnings of the retail group for the second quarter were $40 million and for the first six months of 2006 were $77 million, increases of $1 million (3%) and $9 million (13%) over corresponding 2005 periods. The comparative increase in pre-tax earnings was produced by the home furnishings operations and was partially offset by slight decreases at the jewelry businesses as well as costs incurred in connection with opening a new RC Willey store in Sacramento, California.
Shaw Industries
     Revenues of Shaw Industries in the second quarter and first six months of 2006 increased $107 million (7%) and $252 million (9%) over the corresponding 2005 periods. For the first six months of 2006, the increases were primarily due to increased average net selling prices for carpet, partially offset by a 2% reduction in volume. Pre-tax earnings for the second quarter and first six months of 2006 increased $30 million (22%) and $97 million (43%) over the corresponding 2005 periods. Since the beginning of 2004, manufacturing costs have risen significantly, primarily from higher costs of petrochemical-based raw materials. Selling price increases generally lag cost increases and operating margins have been generally depressed over that period. Raw material costs have stabilized somewhat and the effects of recent price increases helped produce higher operating margins. In addition, Shaw benefited from the integration of carpet backing and nylon-fiber manufacturing operations acquired in the fourth quarter of 2005. These two acquisitions allow Shaw to internally produce most of its carpet-backing needs and to secure a more stable source of raw material and are expected to result in relatively lower production costs in the future.
Other Businesses
     Aggregate revenues of Berkshire’s other numerous and diversified businesses in the second quarter and first six months of 2006 increased $638 million and $1,157 million, respectively, over 2005. Pre-tax earnings of the group increased $98 million for the second quarter and $147 million for the first six months. These increases were primarily attributable to the inclusion of the results of Forest River and Business Wire. Berkshire acquired Forest River, a leading manufacturer of leisure vehicles in the U.S., on August 31, 2005 and Business Wire, a leading global distributor of corporate news, multimedia and regulatory filings, on February 28, 2006.

FORM 10-Q	Q/E 6/30/06
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Finance and Financial Products
     A summary of revenues and earnings from Berkshire’s finance and financial products businesses for the second quarter and first six months of 2006 and 2005 follows. Amounts are in millions.

	Second Quarter				First Six Months
	Revenues		Earnings		Revenues		Earnings
	2006	2005	2006	2005	2006	2005	2006	2005
Manufactured housing and finance	$912	$770	$141	$116	$1,771	$1,431	$259	$204
Furniture/transportation equipment leasing	217	209	41	37	430	403	79	69
Other	216	127	161	46	366	291	256	125

	$1,345	$1,106	343	199	$2,567	$2,125	594	398

Income taxes and minority interests			128	75			222	150

			$215	$124			$372	$248

     Revenues in the second quarter and first six months of 2006 from manufactured housing and finance activities (Clayton Homes) increased $142 million (18%) and $340 million (24%), respectively, over 2005. For the first six months of 2006, manufactured housing sales increased ($254 million) compared to 2005 as a result of increases in both units sold (19%) and average prices (11%). Additionally, interest income generated from installment loans originated and purchased increased $84 million in the first six months of 2006 over 2005 due to comparatively higher average installment loan balances primarily from loan portfolio acquisitions during the first six months of 2005. As a result, pre-tax earnings from Clayton of $141 million for the second quarter of 2006 and $259 million for the first six months of 2006, increased $25 million (22%) and $55 million (27%), respectively, over the corresponding 2005 periods.
     Pre-tax earnings from furniture and transportation equipment leasing activities for the first six months of 2006 increased $10 million over 2005, reflecting higher rental income, partially offset by higher depreciation and other operating expenses. Pre-tax earnings from other finance activities in the first six months of 2006 was $256 million, an increase of $131 million over 2005. Approximately 50% of the increase was due to lower pre-tax losses of the General Re derivatives business, as remaining derivative positions continue to run-off, and from an increase in Berkshire’s earnings from its investment in Value Capital. The General Re derivatives business has reduced its open trades from over 23,000 when the run-off program began in 2002 to 317 at June 30, 2006. Value Capital is in the process of liquidation and Berkshire’s investment at June 30, 2006 has been reduced to $37 million as a result of receiving a $336 million distribution during the second quarter. The remaining increase relates to a fee of $67 million from USG Corporation (“USG”) in connection with an Equity Commitment Agreement that Berkshire entered into with USG. In connection with the Equity Commitment Agreement, Berkshire agreed to purchase no less than 6.5 million and up to 44.9 million additional shares of USG common stock to facilitate a rights offering whereby USG issued to each of its shareholders the right to purchase one common share of USG common stock for each share owned for $40.00 per share. The rights offering expired on July 27, 2006. On August 2, 2006, Berkshire acquired 6.97 million additional shares of USG common stock for an aggregate cost of $278.8 million.
     Investment and Derivative Gains/Losses
     A summary of investment and derivative gains and losses follows. Amounts are in millions.

	Second Quarter		First Six Months
	2006	2005	2006	2005
Investment gains/losses from -
Sales and other disposals of investments	$294	$354	$733	$631
Life settlement contracts	90	(26)	92	(52)
Other	(115)	(20)	(108)	(25)
Derivative gains/losses from -
Foreign currency forward contracts	87	(619)	238	(926)
Other	103	66	309	7

Gains/losses before income taxes and minority interests	459	(245)	1,264	(365)
Income taxes and minority interests	165	(85)	444	(128)

Net gains/losses	$294	$(160)	$820	$(237)

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

FORM 10-Q	Q/E 6/30/06
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Investment and Derivative Gains/Losses (Continued)
     As discussed in Note 13 to the Interim Consolidated Financial Statements, Berkshire adopted FTB 85-4-1 in the first quarter of 2006. As a result, the carrying value of investments in life settlement contracts was increased $277 million through the application of the investment (or cost) method. The cumulative after tax effect of the increase in carrying value as of December 31, 2005 of $180 million was credited directly to retained earnings as of the beginning of 2006. The pre-tax gain for the second quarter of 2006 reflects the disposition of a portfolio of life settlement contracts.
     Prior to 2006, life settlement contract investments were carried at the cash surrender value of the underlying life insurance contract (often a small fraction of the cost of acquiring the policy). The excess of the cash paid to purchase these contracts over the cash surrender value at the purchase date was recognized as a loss immediately and future periodic maintenance costs, such as premiums necessary to keep the underlying policies in force, were charged to earnings immediately when incurred.
     Derivative gains and losses from foreign currency forward contracts arise as the value of the U.S. dollar changes against certain foreign currencies. Small changes in certain foreign currency exchange rates produce material changes in the fair value of these contracts and consequently can produce exceptional volatility in reported earnings. During the first six months of 2006, the notional value of open contracts declined approximately $12.6 billion to $1.2 billion as of June 30, 2006. The notional value of open contracts at June 30, 2005 was approximately $21.5 billion. During the first six months of 2005, the value of most foreign currencies decreased relative to the U.S. dollar and, accordingly, forward contracts produced pre-tax losses.
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
Financial Condition
     Berkshire’s balance sheet continues to reflect significant liquidity and a strong capital base. Consolidated shareholders’ equity at June 30, 2006 was $97.6 billion and $91.5 billion at December 31, 2005. Cash and investments of insurance and other businesses was approximately $116.9 billion at June 30, 2006 (including cash and cash equivalents of $37.3 billion) and $115.6 billion at December 31, 2005 (including cash and cash equivalents of $40.5 billion).
     On March 21, 2006, PacifiCorp was acquired for approximately $5.1 billion in cash. On March 24, 2006, MidAmerican Energy Holdings Company (“MidAmerican”) issued $1.7 billion of senior notes due in 2036. Berkshire has not provided and does not intend to guaranty debt issued by the entities comprising the utilities and energy businesses. However, Berkshire has made a commitment that allows MidAmerican to request up to $3.5 billion of capital until February 28, 2011 to pay its debt obligations or to provide funding to its regulated subsidiaries.
     On July 5, 2006, Berkshire acquired 80% of Iscar Metalworking Companies (“IMC”) for $4 billion in cash. On August 2, 2006, Berkshire completed the acquisition of Russell for $600 million in cash. In addition, it is expected that approximately $520 million of term debt and revolving credit loans of Russell will be repaid during the third quarter of 2006. Berkshire utilized existing cash balances to fund the IMC and Russell acquisitions and intends to use existing cash to repay the Russell obligations.
     Berkshire maintains a large amount of shareholder capital in insurance subsidiaries for strategic purposes and in support of reserves for unpaid losses. Insurance businesses are subject to regulation. In the United States, in particular, dividend payments by insurance companies are subject to prior approval by state regulators. For the six months ending June 30, 2006, insurance subsidiaries paid dividends of $5.5 billion to Berkshire.
     During the first six months of 2006, capital expenditures of the utilities and energy businesses were $917 million. Forecasted capital expenditures, construction and other development costs for the year ending December 31, 2006 are approximately $2.4 billion. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of such reviews. MidAmerican expects to fund these capital expenditures with cash flows from operations and the issuance of debt.
     Assets of the finance and financial products businesses were $23.8 billion at June 30, 2006 and $24.5 billion as of December 31, 2005, consisting primarily of loans and finance receivables, fixed maturity investment securities and cash and cash equivalents. Liabilities were $18.7 billion as of June 30, 2006 and $20.3 billion as of December 31, 2005 and include notes and other borrowings of $10.8 billion at June 30, 2006 and $10.9 billion at December 31, 2005. Notes payable include $8.85 billion of medium term notes issued by Berkshire Hathaway Finance Corporation (“BHFC”). The notes mature at various dates beginning in 2007 ($700 million par) through 2015. The proceeds from these notes were used to finance originated and acquired loans of Clayton. Full and timely payment of principal and interest on the notes issued by BHFC is guaranteed by Berkshire.

FORM 10-Q	Q/E 6/30/06
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Contractual Obligations
     Berkshire and its subsidiaries are parties to contracts associated with ongoing business and financing activities, which will result in cash payments to counterparties in future periods. Certain obligations reflected in the Consolidated Balance Sheets, such as notes payable, require future payments on contractually specified dates and in fixed and determinable amounts. The timing and amount of the payment of other obligations such as unpaid property and casualty loss reserves are contingent upon the outcome of future events. Other obligations pertain to the acquisition of goods or services in the future, which are not currently reflected in the financial statements, such as minimum rentals under operating leases. Berkshire’s consolidated contractual obligations as of June 30, 2006 did not change materially from those disclosed in “Contractual Obligations,” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Berkshire’s Annual Report on Form 10-K for the year ending December 31, 2005, except as discussed in the following paragraphs.
     As described earlier, Berkshire entered into an agreement whereby it was contingently obligated to purchase no less than 6.5 million and up to 44.9 million newly issued shares of USG in connection with a USG rights offering. The potential maximum amount of this commitment was $1.8 billion. The rights offering expired on July 27, 2006 and Berkshire acquired additional shares of USG for total consideration of $278.8 million.
     As a result of Berkshire’s consolidation of MidAmerican in 2006, Berkshire’s consolidated contractual obligations have changed significantly from December 31, 2005. The table below summarizes the contractual obligations of MidAmerican as of June 30, 2006. The actual timing and amount of payments may differ materially from the amounts shown in the table. Amounts are in millions.

	Estimated payments due by period
	Total	2006	2007-2008	2009-2010	After 2010
Notes payable and other borrowings, including interest	$29,888	$1,103	$4,931	$2,089	$21,765
Operating leases	435	48	161	93	133
Purchase obligations	11,448	926	2,731	1,895	5,896

Total	$41,771	$2,077	$7,823	$4,077	$27,794

Critical Accounting Policies
     In applying certain accounting policies, Berkshire’s management is required to make estimates and judgments regarding transactions that have occurred and ultimately will be settled several years in the future. Amounts recognized in the financial statements from such estimates are necessarily based on assumptions about numerous factors involving varying, and possibly significant, degrees of judgment and uncertainty. Accordingly, the amounts currently recorded in the financial statements may prove, with the benefit of hindsight, to be inaccurate. The balance sheet items most significantly affected by these estimates are property and casualty insurance and reinsurance related liabilities, deferred charges on retroactive reinsurance, and goodwill.
     Berkshire’s Consolidated Balance Sheet as of June 30, 2006 includes estimated liabilities for unpaid losses from property and casualty insurance and reinsurance contracts of $47.7 billion ($48.0 billion at December 31, 2005) and reinsurance recoverables of $2.8 billion ($3.0 billion at December 31, 2005). Due to the inherent uncertainties in the process of establishing these amounts, the actual ultimate claim amounts will likely differ from the currently recorded amounts. A small percentage change in estimates of this magnitude will result in a material effect on reported earnings. For instance, a 1% change in the June 30, 2006 net estimate would produce a $450 million change in pre-tax earnings. Future effects from changes in these estimates will be recorded as a component of losses incurred in the period of the change. Unamortized deferred charges on retroactive reinsurance policies assumed totaled $2.3 billion at June 30, 2006. Significant changes in either the timing or ultimate amount of loss payments may have a significant effect on unamortized deferred charges and the amount of periodic amortization.
     Berkshire’s Consolidated Balance Sheet as of June 30, 2006 includes goodwill of acquired businesses of approximately $29.9 billion. Such amount includes $5.5 billion of goodwill related to MidAmerican. A significant amount of judgment is required in performing goodwill impairment tests. Such tests include periodically estimating and reviewing the fair value of Berkshire’s reporting units. There are several methods of estimating a reporting unit’s fair value, including market quotations, asset and liability fair values and other valuation techniques, such as discounted projected future net earnings and multiples of earnings. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then individual assets, including identifiable intangible assets, and liabilities of the reporting unit are estimated at fair value. The excess of the estimated fair value of the reporting unit over the estimated fair value of net assets would establish the implied value of goodwill. The excess of the recorded amount of goodwill over the implied value is then charged to earnings as an impairment loss.

FORM 10-Q	Q/E 6/30/06
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
     In connection with Berkshire’s consolidation of MidAmerican, accounting policies regarding regulatory assets and liabilities and the evaluation of long-lived assets have gained importance. Reference is made to Note 7 to the Interim Consolidated Financial Statements with respect to the discussion that follows.
     MidAmerican Energy Company, PacifiCorp, Kern River and Northern Natural Gas prepare financial statements in accordance with the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation” (“SFAS 71”), which differs in certain respects from the application of GAAP by non-regulated businesses. In general, SFAS 71 recognizes that accounting for rate-regulated enterprises should reflect the economic effects of regulation.
     Long-lived assets of utilities and energy businesses consist primarily of property, plant and equipment. Long-lived assets are evaluated for impairment when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Upon the occurrence of a triggering event, the carrying amount of a long-lived asset is reviewed to assess whether the recoverable amount has declined below its carrying amount. The recoverable amount is the estimated recoverable net future cash flows from the future use of the asset, undiscounted and without interest, plus the asset’s estimated residual value upon disposal. Where the recoverable amount is less than the carrying value, an impairment loss is recognized to write down the asset to its fair value based on discounted estimated cash flows from the future use of the asset.
     The estimate of cash flows arising from future use of the asset in the impairment analysis requires judgment regarding the expected recoveries from the future use. Any changes in the estimates of cash flows arising from the future use or the residual value of the asset upon disposal based on changes in market conditions, changes in the use of the asset, management’s plans, the determination of the useful life of the asset and technology changes in the industry could significantly change the estimated fair value or recoverable amount of the asset and the resulting impairment loss. The determination of whether impairment has occurred is primarily based on an estimate of undiscounted cash flows attributable to the asset as compared to the carrying value of the asset. An impairment analysis of generating facilities requires estimates of possible future market prices, load growth, competition and many other factors over the lives of the facilities. A resulting impairment loss is highly dependent on these underlying assumptions.
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

FORM 10-Q	Q/E 6/30/06
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Reference is made to Berkshire’s most recently issued Annual Report and in particular the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of June 30, 2006, there are no material changes in the market risks described in Berkshire’s most recently issued Annual Report on Form 10-K for the year ending December 31, 2005, except as discussed in the following paragraph.
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
Item 4. Controls and Procedures
     As of the end of the period covered by this Quarterly Report on Form 10-Q, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Chairman (Chief Executive Officer) and the Vice President-Treasurer (Chief Financial Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chairman (Chief Executive Officer) and the Vice President-Treasurer (Chief Financial Officer) concluded that the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic SEC filings. During the quarter, there have been no significant changes in the Corporation’s internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting except that the Corporation’s General Re subsidiary completed its migration to a new financial reporting system as of June 30, 2006. This implementation was subject to various testing and review, including parallel testing in conjunction with the previous financial reporting system. Implementation of this new financial reporting system necessarily involves changes to General Re’s financial reporting procedures and controls. The Corporation’s management believes that appropriate internal controls are in place with the new financial reporting system.

FORM 10-Q	Q/E 6/30/06
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

FORM 10-Q	Q/E 6/30/06
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
     On February 2, 2006, the DOJ announced that a federal grand jury had indicted three former executives of General Re on charges related to the AIG Transaction. The indictment charges Mr. Ferguson, Ms. Monrad and Mr. Graham, along with one former officer of AIG, with one count of conspiracy to commit securities fraud, four counts of securities fraud, two counts of causing false statements to be made to the SEC, four counts of wire fraud and two counts of mail fraud in connection with the AIG Transaction. The SEC also announced on February 2, 2006 that it had filed an enforcement action against Mr. Ferguson, Ms. Monrad, Mr. Graham, Mr. Garand and the same former AIG officer, for aiding and abetting AIG’s violations of the antifraud provisions and other provisions of the federal securities laws in connection with the AIG Transaction. The SEC complaint seeks permanent injunctive relief, disgorgement of any ill-gotten gains, civil penalties and orders barring each defendant from acting as an officer or director of a public company. Each of the individuals indicted by the federal grand jury was arraigned on February 16, 2006 and each individual pleaded not guilty to all charges. Trial in this matter is set for March 1, 2007. In July 2006, Mr. Garand was informed that he is a target of the DOJ’s investigation of the AIG Transaction.
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
     In December 2004, the Financial Services Authority (“FSA”) advised General Reinsurance’s affiliate Faraday Group (“Faraday”) that it was investigating Milan Vukelic, the then Chief Executive Officer of Faraday with respect to transactions entered into between General Reinsurance Australia Limited (“GRA”), a subsidiary of General Reinsurance and companies affiliated with FAI Insurance Limited in 1998. Mr. Vukelic previously served as the head of General Re’s international finite business unit. In April 2005, the FSA advised General Reinsurance that it was investigating Mr. Vukelic and John Byrne, successor to Mr. Vukelic as head of General Re’s international finite business unit until October 2004, with respect to certain finite risk reinsurance transactions, including transactions between CRD and several other insurers. In May 2005, Mr. Vukelic was placed on administrative leave and in July 2005 his employment was terminated. In addition, the FSA has requested that General Reinsurance affiliates based in the United Kingdom provide information relating to the transactions involved in their investigations. In July 2006, the FSA issued an agreed-upon prohibition order to Mr. Byrne (the “Byrne Order”), prohibiting him from performing in the UK any controlled function in relation to any regulated activity of the FSA. The Byrne Order states, among other things, that Mr. Byrne was involved in arranging and structuring transactions that allowed certain counterparties of General Re’s non-U.S. subsidiaries to misrepresent their financial position to regulators, auditors, tax authorities and others, including investors, and that Mr. Byrne knew the counterparties would be likely to engage in such misrepresentations. Berkshire understands that the FSA continues to investigate the role of certain of General Re’s non-U.S. subsidiaries and of individuals in these transactions. In connection with the Byrne Order, CRD entered into a related settlement agreement with the FSA in which it agreed not to make any public statement inconsistent with the facts and matters set out in the FSA’s final notice related to the Byrne Order. General Re and its affiliates are cooperating fully with the FSA in these matters.
     On April 14, 2005, the Australian Prudential Regulation Authority (“APRA”) announced an investigation involving financial or finite reinsurance transactions by GRA. An inspector appointed by APRA under section 52 of the Insurance Act 1973 has been conducting an investigation, including a request for the production of documents of GRA’s financial or finite reinsurance business. The inspector examined four directors of GRA in June 2006. GRA has been cooperating fully with this investigation. On or about the date of the Byrne Order, APRA accepted an enforceable undertaking from Mr. Byrne, prohibiting him from being or acting as a director or senior manager of a general insurer, non-operating holding company or agent of a foreign insurer in Australia for a five year period.
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

FORM 10-Q	Q/E 6/30/06
Item 1. Legal Proceedings (Continued)
     General Reinsurance’s subsidiary, Kolnische Ruckversicherungs-Gesellschaft AG (“Cologne Re”), is also cooperating fully with requests for information from the German Federal Financial Supervisory Authority regarding the activities of Cologne Re relating to “finite reinsurance” and regarding transactions between Cologne Re or its subsidiaries, including CRD, and certain counterparties.
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
     b) Civil Litigation
     Litigation Related to ROA
     General Reinsurance and four of its current and former employees, along with numerous other defendants, have been sued in a number of civil actions related to ROA pending in federal courts. Plaintiffs assert various claims in these civil actions, including breach of contract, unjust enrichment, fraud, conspiracy, and violations of the Racketeer and Corrupt Influenced Organizations Act against General Reinsurance arising from various reinsurance transactions General Reinsurance had with ROA and related entities.
     Nine putative class actions were initiated by doctors, hospitals and lawyers that purchased insurance through ROA or certain of its Tennessee-based risk retention groups. These complaints seek compensatory, treble, and punitive damages in an indefinite amount. General Reinsurance is also a defendant in actions brought by the Virginia Commissioner of Insurance, as Deputy Receiver of ROA, the Tennessee Commissioner of Insurance, as Liquidator for three Tennessee risk retention groups, a federal lawsuit filed by a Missouri-based hospital group and a state lawsuit filed by an Alabama doctor that was removed to federal court. The first of these actions was filed in March 2003 and additional actions were filed in April 2003 through June 2006. In the action filed by the Virginia Commissioner of Insurance, the Commissioner asserts in several of its claims that the alleged damages being sought exceed $200 million in the aggregate as against all defendants. Twelve of these cases are collectively assigned to the U.S. District Court for the Western District of Tennessee for pretrial proceedings and the remaining federal action filed in June 2006 in the federal court for the Eastern District of Kentucky is the subject of a transfer request pending before the Judicial Panel on Multidistrict Litigation. General Reinsurance has filed motions to dismiss all of the claims against it in all the cases pending in the Tennessee federal court. On June 12, 2006, the court granted General Reinsurance’s motion to dismiss the Complaints of the Virginia and Tennessee receivers. The court granted the Tennessee receiver leave to amend her Complaint within 60 days of the order. The Virginia receiver has moved for reconsideration of the dismissal and for leave to amend his Complaint. The court has not yet ruled on General Reinsurance’s motion to dismiss the complaints of the other plaintiffs. On June 27, 2006, the court held a hearing and announced an intention to allow document discovery to proceed in the coordinated cases. No order permitting that discovery to proceed has yet been entered. General Reinsurance has not filed a responsive pleading in the case currently pending in the Kentucky federal court.
     General Reinsurance is also a defendant in two lawsuits pending in Alabama state courts. The first suit was filed in the Circuit Court of Montgomery County by a group of Alabama hospitals that are former members of the Alabama Hospital Association Trust (“AHAT”). This suit (the “AHA Action”) alleged violations of the Alabama Securities Act, conspiracy, fraud, suppression, unjust enrichment and breach of contract against General Reinsurance and virtually all of the defendants in the federal suits based on an alleged business combination between AHAT and ROA in 2001 and subsequent capital contributions to ROA in 2002 by the Alabama hospitals. The allegations of the AHA Action are largely identical to those set forth in the complaint filed by the Virginia receiver for ROA. General Reinsurance previously filed a motion to dismiss all of the claims in the AHA Action. The motion was granted in part by an order in March 2005, which dismissed the Alabama Securities Act claim against General Reinsurance and ordered plaintiffs to amend their allegations of fraud and suppression. Plaintiffs in the AHA Action filed their Amended and Restated Complaint in April 2005, alleging claims of conspiracy, fraud, suppression and aiding and abetting breach of fiduciary duty against General Reinsurance. General Reinsurance filed a motion to dismiss all counts of the Amended and Restated Complaint in May 2005. On July 22, 2005, the Court denied General Reinsurance’s motion to dismiss. General Reinsurance filed and served its answer and affirmative defenses to the Amended and Restated Complaint on September 1, 2005. Discovery has begun. The second suit, also filed in the Circuit Court of Montgomery County, was initiated by Baptist Health Systems, Inc. (“BHS”), a former member of AHAT, and alleged claims identical to those in the initial AHA Action, plus claims for breach of fiduciary duty and wantonness. These cases have been consolidated for pretrial purposes. BHS filed its First Amended Complaint in April 2005, alleging violations of the Alabama Securities Act, conspiracy, fraud, suppression, breach of fiduciary duty, wantonness and unjust

FORM 10-Q	Q/E 6/30/06
Item 1. Legal Proceedings (Continued)
enrichment against General Reinsurance. General Reinsurance filed a motion to dismiss all counts of the Amended and Restated Complaint in May 2005. On July 22, 2005, the Court granted General Reinsurance’s motion to dismiss the Alabama Securities Act claim but denied the remainder of the motion to dismiss. General Reinsurance filed and served its answer and affirmative defenses to the Amended and Restated Complaint on September 1, 2005. Discovery has begun. The AHA Action and the BHS complaint claim damages in excess of $60 million in the aggregate as against all defendants. These cases are scheduled for trial on January 8, 2007.
     Actions related to AIG
     General Reinsurance received a Summons and a Consolidated Amended Class Action Complaint on April 29, 2005, in the matter captioned In re American International Group Securities Litigation, Case No. 04-CV-8141-(LTS), United States District Court, Southern District of New York. This is a putative class action asserted on behalf of investors who purchased publicly-traded securities of AIG between October 1999 and March 2005. On June 7, 2005, General Reinsurance received a second Summons and Class Action Complaint in a putative class action asserted on behalf of investors who purchased AIG securities between October 1999 and March 2005, captioned San Francisco Employees’ Retirement System, et al. vs. American International Group, Inc., et al., Case No. 05-CV-4270 (LTS), United States District Court, Southern District of New York. At a July 2005 conference, the court ruled that the plaintiffs in case no. 04-CV-8141 would be lead plaintiffs. On September 27, 2005, the plaintiffs in case no. 04-CV-8141 filed a Consolidated Second Amended Complaint (the “Complaint”). The Complaint asserts various claims against AIG, and various of its officers, directors, investment banks and other parties. Included among the defendants are General Reinsurance and Messrs. Ferguson, Napier and Houldsworth (whom the Complaint defines as the “General Re Defendants”). The Complaint alleges that the General Re Defendants violated Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated under that Act through their activities in connection with the AIG transaction described in “Governmental Investigations,” above. The Complaint seeks damages and other relief in unspecified amounts. The General Re Defendants moved to dismiss the Complaint on the grounds that it failed to state a claim on which relief can be granted against these defendants. The motion was heard on April 20, 2006, and was denied by the Court. General Reinsurance has answered the Complaint, denying liability and asserting various affirmative defenses. No discovery has taken place, and no trial date has been scheduled.
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
     FAI/HIH Matter
     In December 2003, the Liquidators of both FAI Insurance Limited (“FAI”) and HIH Insurance Limited (“HIH”) advised GRA and Cologne Re that they intended to assert claims arising from insurance transactions GRA entered into with FAI in May and June 1998. In August 2004, the Liquidators filed claims in the Supreme Court of New South Wales in order to avoid the expiration of a statute of limitations for certain plaintiffs. The focus of the Liquidators’ allegations against GRA and Cologne Re are the 1998 transactions GRA entered into with FAI (which was acquired by HIH in 1999). The Liquidators contend, among other things, that GRA and Cologne Re engaged in deceptive conduct that assisted FAI in improperly accounting for such transactions as reinsurance, and that such deception led to HIH’s acquisition of FAI and caused various losses to FAI and HIH. The Liquidator of HIH served its Complaint on GRA and Cologne Re in June 2006. A defense to the Complaint and the filing of cross claims are currently due on August 18, 2006. At that time, the Court will hold a directions hearing. The FAI Liquidator has until September 30, 2006 to serve his Complaint on GRA and Cologne Re.
     Insurance Brokerage Antitrust Litigation
     Berkshire, General Re and General Reinsurance are defendants in this multi-district litigation, In Re: Insurance Brokerage Antitrust Litigation, MDL No. 1663 (D.N.J.). In February 2005, the Judicial Panel on Multidistrict Litigation

FORM 10-Q	Q/E 6/30/06
Item 1. Legal Proceedings (Continued)
transferred several different cases to the District of New Jersey for coordination and consolidation. Each consolidated case concerned allegations of an industry-wide scheme on the part of commercial insurance brokers and insurance companies to defraud a purported class of insurance purchasers through bid-rigging and contingent commission arrangements. Berkshire, General Re and General Reinsurance were not parties to the original, transferred cases. On August 1, 2005, the named plaintiffs—fourteen businesses, two municipalities, and three individuals—filed their First Consolidated Amended Commercial Class Action Complaint, and Berkshire, General Re and General Reinsurance (along with a large number of insurance companies and insurance brokers) were named as defendants in the Amended Complaint. The plaintiffs claim that all defendants engaged in a pattern of racketeering activity, in violation of RICO, and that they conspired to restrain trade. They further allege that the broker defendants breached fiduciary duties to the plaintiffs, that the insurer defendants aided and abetted that breach, and that all defendants were unjustly enriched in the process. Plaintiffs seek treble damages in an unspecified amount, together with interest and attorneys fees and expenses. They also seek a declaratory judgment of wrongdoing as well as an injunction against future anticompetitive practices. On November 29, 2005, General Re, General Reinsurance and Berkshire, together with the other defendants, filed motions to dismiss the complaint. The Court held a hearing on July 26, 2006, and took the motions under the submission without specifying when the Court would rule. On February 1, 2006, plaintiffs filed a motion for leave to file a Second Consolidated Amended Complaint. Among other things, plaintiffs sought leave to add numerous new defendants, including several additional Berkshire subsidiaries including, among others, NICO. Berkshire opposed the motion for leave to amend, and the Court has denied the motion without prejudice to plaintiffs’ renewing it following a ruling on defendants’ motion to dismiss the First Consolidated Amended Complaint.
     Berkshire cannot at this time predict the outcome of these matters, is unable to estimate a range of possible loss, if any, and cannot predict whether or not the outcomes will have a material adverse effect on Berkshire’s business or results of operations for at least the quarterly period when these matters are completed or otherwise resolved.
Item 1A. Risk Factors
     Berkshire’s significant business risks are described in Item 1A to Form 10-K for the year ending December 31, 2005 to which reference is made herein. During 2006, Berkshire’s risk from unstable international economic and political conditions increased and is further discussed below. Also, due to the inclusion of MidAmerican Energy Holdings Company in Berkshire’s consolidated financial statements as of January 1, 2006, certain risks unique to the utilities and energy business are included herein.
Unfavorable economic and political conditions in international markets could hurt Berkshire’s businesses.
     Historically, Berkshire has derived a relatively small amount of its revenues and earnings from international markets. In recent years, international business was concentrated in the insurance businesses, which are conducted primarily in Western Europe, the United Kingdom, Japan, Australia and other regions where relatively stable political and economic conditions have prevailed. As a result of Berkshire’s acquisition of 80% of IMC on July 5, 2006, Berkshire is subject to increased risks from unstable political conditions and civil unrest in international markets. IMC’s headquarters are located in Israel and substantial business operations are conducted in Israel and Korea.
     Current unstable economic and political conditions, civil unrest and political activism, particularly in the Middle East, could adversely impact Berkshire’s businesses, including internationally based businesses. Further, terrorism activities deriving from unstable conditions could produce significant losses to Berkshire’s worldwide operations, including manufacturing, service and insurance operations based in the United States.
     The instability that has persisted in the Middle East increased notably in recent weeks. Business operations could be adversely affected directly through the loss of human resources and destruction of production facilities. In addition, since a significant source of the world’s oil is currently produced in the Middle East, the price of oil has increased in recent weeks from already historically high levels. Several of Berkshire’s operations utilize petroleum based products in their manufacturing processes, including most significantly the production of carpet and paint products. Further, many of Berkshire’s other manufacturing and service businesses are affected by fuel prices, which have added to the cost of shipping as well as to the cost of delivering services. Continuing unfavorable economic and political conditions in these markets, including war, civil unrest and governmental changes, could undermine consumer confidence and reduce consumers’ purchasing power, thereby reducing product demand.
Risks unique to utilities and energy businesses.
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

FORM 10-Q	Q/E 6/30/06
Item 1A. Risk Factors (Continued)
Risks unique to utilities and energy businesses. (Continued)
which costs are incurred. Such costs may prove to be unrecoverable through rates. In the regulatory process, governmental bodies through regulation or expropriation may otherwise intercede in ways that ultimately prove financially detrimental to the business. Adverse new regulations or reinterpretations of existing regulations as well as the nature of the regulatory process can have a significant impact on periodic results of operations.
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
Item 4. Submission of Matters to a Vote of Security Holders
     At the annual meeting of shareholders of Berkshire Hathaway Inc. (“Berkshire”), held May 6, 2006, Berkshire’s shareholders re-elected Berkshire’s directors in an uncontested election. Proxies for the meeting had previously been solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934.
     Following are the votes cast for and against each director. There were no votes withheld, abstentions or broker non-votes.

Directors	For	Against
Warren E. Buffett	1,138,371.41	995.52
Howard G. Buffett	1,138,324.33	1,042.60
Malcolm G. Chace	1,135,588.64	3,778.29
William H. Gates III	1,138,679.22	687.71
David S. Gottesman	1,138,676.91	690.02
Charlotte Guyman	1,138,396.96	969.97
Donald R. Keough	1,135,956.84	3,410.09
Charles T. Munger	1,138,349.92	1,017.01
Thomas S. Murphy	1,136,365.94	3,000.99
Ronald L. Olson	1,138,294.61	1,072.32
Walter Scott, Jr.	1,136,540.43	2,826.50
Item 6. Exhibits
a. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications
SIGNATURE
     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC.
(Registrant)

Date August 4, 2006	/s/ Marc D. Hamburg

(Signature)
Marc D. Hamburg, Vice President
and Principal Financial Officer