Form 10-Q
period 2006-09-30
BERKSHIRE HATHAWAY INC
filed 2006-11-03
CIK 1067983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Number of shares of common stock outstanding as of October 27, 2006:
Class A — 1,124,908
Class B — 12,525,653

FORM 10-Q	Q/E 9/30/06
BERKSHIRE HATHAWAY INC.

FORM 10-Q	Q/E 9/30/06
Part I Financial Information
Item 1. Financial Statements
BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	September 30,	December 31,
	2006	2005	2005
	(Unaudited)	(Audited)	(Pro Forma)*
ASSETS
Insurance and Other:
Cash and cash equivalents	$36,905	$40,471	$40,471
Investments:
Fixed maturity securities	24,283	27,420	27,420
Equity securities	55,564	46,721	46,721
Other	925	1,003	1,003
Receivables	13,621	12,397	12,372
Inventories	5,386	4,143	4,143
Property, plant and equipment	8,993	7,500	7,500
Goodwill	25,748	22,693	22,693
Deferred charges reinsurance assumed	2,092	2,388	2,388
Other	6,175	4,937	4,937

	179,692	169,673	169,648

Utilities and Energy:
Cash and cash equivalents	433	—	358
Property, plant and equipment	23,324	—	11,915
Goodwill	5,517	—	4,156
Other	6,801	—	3,764
Investments in MidAmerican Energy Holdings Company	—	4,125	—

	36,075	4,125	20,193

Finance and Financial Products:
Cash and cash equivalents	4,911	4,189	4,189
Investments in fixed maturity securities	3,108	3,435	3,435
Loans and finance receivables	11,308	11,087	11,087
Goodwill	951	951	951
Other	3,957	4,865	4,865

	24,235	24,527	24,527

	$240,002	$198,325	$214,368

*	The Pro Forma Balance Sheet gives effect to the conversion on February 9, 2006 of MidAmerican Energy Holdings Company (“MidAmerican”) non-voting cumulative convertible preferred stock into MidAmerican voting common stock as if such conversion had occurred on December 31, 2005. See Note 2 to the Interim Consolidated Financial Statements for additional information.
See accompanying Notes to Interim Consolidated Financial Statements

FORM 10-Q	Q/E 9/30/06
BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(dollars in millions except per share amounts)

	September 30,	December 31,
	2006	2005	2005
	(Unaudited)	(Audited)	(Pro Forma)*
LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Losses and loss adjustment expenses	$46,924	$48,034	$48,034
Unearned premiums	7,793	6,206	6,206
Life and health insurance benefits	3,399	3,202	3,202
Other policyholder liabilities	4,020	3,769	3,769
Accounts payable, accruals and other liabilities	9,820	8,699	8,699
Income taxes, principally deferred	17,176	12,252	13,649
Notes payable and other borrowings	3,690	3,583	3,583

	92,822	85,745	87,142

Utilities and Energy:
Accounts payable, accruals and other liabilities	7,175	—	3,780
Notes payable and other borrowings	16,485	—	10,296

	23,660	—	14,076

Finance and Financial Products:
Derivative contract liabilities	4,615	5,061	5,061
Notes payable and other borrowings	10,795	10,868	10,868
Other	3,730	4,351	4,351

	19,140	20,280	20,280

Total liabilities	135,622	106,025	121,498

Minority shareholders’ interests	2,136	816	1,386

Shareholders’ equity:
Common stock — Class A, $5 par value; Class B, $0.1667 par value	8	8	8
Capital in excess of par value	26,498	26,399	26,399
Accumulated other comprehensive income	20,409	17,360	17,360
Retained earnings	55,329	47,717	47,717

Total shareholders’ equity	102,244	91,484	91,484

	$240,002	$198,325	$214,368

*	The Pro Forma Balance Sheet gives effect to the conversion on February 9, 2006 of MidAmerican Energy Holdings Company (“MidAmerican”) non-voting cumulative convertible preferred stock into MidAmerican voting common stock as if such conversion had occurred on December 31, 2005. See Note 2 to the Interim Consolidated Financial Statements for additional information.
See accompanying Notes to Interim Consolidated Financial Statements

FORM 10-Q	Q/E 9/30/06
BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in millions except per share amounts)

	Third Quarter		First Nine Months
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Revenues:
Insurance and Other:
Insurance premiums earned	$6,359	$5,779	$17,717	$16,306
Sales and service revenues	13,514	11,947	38,242	33,793
Interest, dividend and other investment income	1,117	903	3,272	2,539
Investment gains/losses	278	269	887	667

	21,268	18,898	60,118	53,305

Utilities and Energy:
Operating revenues	2,780	—	7,452	—
Other revenues	69	—	278	—

	2,849	—	7,730	—

Finance and Financial Products:
Interest income	400	376	1,200	1,144
Investment gains/losses	—	325	108	480
Derivative gains/losses	(11)	113	534	(838)
Other	854	821	2,618	2,204

	1,243	1,635	4,460	2,990

	25,360	20,533	72,308	56,295

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	3,204	6,017	10,071	12,210
Life and health insurance benefits	356	427	1,152	1,249
Insurance underwriting expenses	1,372	1,132	3,979	3,574
Cost of sales and services	11,110	9,973	31,530	28,086
Selling, general and administrative expenses	1,560	1,289	4,378	3,822
Interest expense	60	39	150	109

	17,662	18,877	51,260	49,050

Utilities and Energy:
Cost of sales and operating expenses	2,167	—	5,908	—
Interest expense	266	—	710	—

	2,433	—	6,618	—

Finance and Financial Products:
Interest expense	137	154	411	445
Other	827	808	2,503	2,220

	964	962	2,914	2,665

	21,059	19,839	60,792	51,715

Earnings before income taxes and equity in earnings of MidAmerican Energy Holdings Company	4,301	694	11,516	4,580
Equity in earnings of MidAmerican Energy Holdings Company	—	141	—	382

Earnings before income taxes and minority interests	4,301	835	11,516	4,962
Income taxes	1,451	232	3,901	1,523
Minority shareholders’ interests	78	17	183	41

Net earnings	$2,772	$586	$7,432	$3,398

Average common shares outstanding *	1,542,173	1,539,898	1,541,581	1,539,554

Net earnings per common share *	$1,797	$381	$4,821	$2,207

*	Average shares outstanding include average Class A common shares and average Class B common shares determined on an equivalent Class A common stock basis. Net earnings per share shown above represents net earnings per equivalent Class A common share. Net earnings per Class B common share is equal to one-thirtieth (1/30) of such amount.
See accompanying Notes to Interim Consolidated Financial Statements

FORM 10-Q	Q/E 9/30/06
BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	First Nine Months
	2006	2005
	(Unaudited)
Net cash flows from operating activities	$7,882	$5,653

Cash flows from investing activities:
Purchases of securities with fixed maturities	(6,341)	(6,354)
Purchases of equity securities	(6,430)	(6,303)
Sales of securities with fixed maturities	1,886	2,146
Redemptions and maturities of securities with fixed maturities	8,577	3,897
Sales of equity securities	2,527	1,112
Purchases of loans and finance receivables	(246)	(1,971)
Principal collections on loans and finance receivables	801	1,382
Acquisitions of businesses, net of cash acquired	(10,137)	(1,822)
Purchases of property, plant and equipment	(3,141)	(1,052)
Other	742	592

Net cash flows from investing activities	(11,762)	(8,373)

Cash flows from financing activities:
Proceeds from borrowings of finance businesses	65	5,246
Proceeds from borrowings of utilities and energy businesses	2,065	—
Proceeds from other borrowings	203	469
Repayments of borrowings of finance businesses	(268)	(74)
Repayments of borrowings of utilities and energy businesses	(257)	—
Repayments of other borrowings	(954)	(572)
Change in short term borrowings	245	212
Other	12	44

Net cash flows from financing activities	1,111	5,325

Increase (decrease) in cash and cash equivalents	(2,769)	2,605
Cash and cash equivalents at beginning of year *	45,018	43,427

Cash and cash equivalents at end of first nine months *	$42,249	$46,032

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$3,600	$2,595
Interest of finance and financial products businesses	397	379
Interest of utilities and energy businesses	633	—
Interest of insurance and other businesses	162	121

* Cash and cash equivalents are comprised of the following:
Beginning of year —
Insurance and Other	$40,471	$40,020
Utilities and Energy	358	—
Finance and Financial Products	4,189	3,407

	$45,018	$43,427

End of first nine months —
Insurance and Other	$36,905	$41,143
Utilities and Energy	433	—
Finance and Financial Products	4,911	4,889

	$42,249	$46,032

See accompanying Notes to Interim Consolidated Financial Statements

FORM 10-Q	Q/E 9/30/06
BERKSHIRE HATHAWAY INC.
and Subsidiaries
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
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
     For a number of reasons, Berkshire’s results for interim periods are not normally indicative of results to be expected for the year. The timing and magnitude of catastrophe losses incurred by insurance subsidiaries and the estimation error inherent to the process of determining liabilities for unpaid losses of insurance subsidiaries can be relatively more significant to results of interim periods than to results for a full year. Investment gains/losses are recorded when investments are sold, other-than-temporarily impaired or in instances as required under GAAP, when investments are marked-to-market. Variations in the amounts and timing of investment gains/losses can cause significant variations in periodic net earnings.
     On February 9, 2006, Berkshire converted its investment in MidAmerican Energy Holdings Company (“MidAmerican”) non-voting convertible preferred stock into MidAmerican common stock and upon conversion, owned approximately 83.4% (80.5% diluted) of both the voting and economic interest of MidAmerican. Although Berkshire’s economic interests in MidAmerican were unaffected by the conversion, Berkshire now controls MidAmerican for financial reporting purposes. Accordingly, the Consolidated Balance Sheet as of September 30, 2006 and the Consolidated Statements of Earnings and Cash Flows for the first nine months of 2006 reflect the consolidation of MidAmerican as of January 1, 2006. For periods prior to 2006, Berkshire accounted for its investments in MidAmerican pursuant to the equity method. Berkshire’s share of MidAmerican’s earnings under consolidated financial reporting does not differ from its share of MidAmerican’s earnings under the equity method. Due to the significance of this change on Berkshire’s Consolidated Financial Statement presentations, an unaudited pro forma balance sheet as of December 31, 2005 has been included on the face of the accompanying Consolidated Balance Sheets reflecting the consolidation of MidAmerican. Berkshire management believes that such unaudited pro forma information is meaningful and relevant to investors, creditors and other financial statement users.
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
     During 2005, Berkshire possessed the ability to exercise significant influence on the operations of MidAmerican through its investments in common and convertible preferred stock of MidAmerican. The convertible preferred stock, although generally non-voting, was substantially an identical subordinate interest to a share of common stock and economically equivalent to common stock. Therefore, during this period, Berkshire accounted for its investments in MidAmerican pursuant to the equity method. Reference is made to Note 2 to the Consolidated Financial Statements for the year ending December 31, 2005 included in Berkshire’s Annual Report on Form 10-K for additional information regarding this investment.

FORM 10-Q	Q/E 9/30/06
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
     A condensed consolidated balance sheet of MidAmerican as of December 31, 2005 follows (in millions).

Assets		Liabilities and shareholders’ equity
Property, plant and equipment, net	$11,915	Debt, except debt owed to Berkshire	$10,296
Goodwill	4,156	Debt owed to Berkshire	1,289
Other assets	4,122	Other liabilities and minority interests	5,223

	$20,193		16,808

		Shareholders’ equity	3,385

			$20,193

     A condensed consolidated statement of earnings of MidAmerican for the third quarter and first nine months of 2005 follows (in millions).

	Third Quarter	First Nine Months
Operating revenues and other income	$1,787	$5,274

Costs and expenses:
Cost of sales and operating expenses	1,357	4,010
Interest expense – debt held by Berkshire	39	120
Other interest expense	178	544

	1,574	4,674

Earnings before taxes	213	600
Income taxes and minority interests	58	193

Net earnings	$155	$407

Note 3. Business acquisitions
     Berkshire’s long-held acquisition strategy is to purchase businesses with consistent earnings, good returns on equity, able and honest management and at sensible prices. On February 28, 2006, the acquisition of Business Wire, a leading global distributor of corporate news, multimedia and regulatory filings, was completed. On March 21, 2006, the acquisition of PacifiCorp, a regulated electric utility providing service to customers in six Western states, was completed for approximately $5.1 billion in cash. On May 19, 2006, the acquisition of 85% of Applied Underwriters (“Applied”), an industry leader in integrated workers’ compensation solutions, was completed. Under certain conditions, existing minority shareholders of Applied may acquire up to an additional 4% interest in Applied from Berkshire.
     On July 5, 2006, Berkshire acquired 80% of the Iscar Metalworking Companies (“IMC”) for cash in a transaction that valued IMC at $5 billion. IMC, headquartered in Israel, is an industry leader in the metal cutting tools business through its Iscar, TaeguTec, Ingersoll and other IMC companies. IMC provides a comprehensive range of tools for the full scope of metalworking applications. IMC’s products are manufactured through a global network of world-class, technologically advanced manufacturing facilities located in Israel, Korea, the United States, Brazil, China, Germany, India, Italy and Japan, and are sold through subsidiary offices and agents located in 61 major industrial countries worldwide. On August 2, 2006, Berkshire acquired Russell Corporation, a leading branded athletic apparel and sporting goods company for cash totaling approximately $600 million.
     The results of operations for each of these businesses are included in Berkshire’s consolidated results from the effective date of each acquisition. The following table sets forth certain unaudited pro forma consolidated earnings data for the first nine months of 2006 and 2005, as if each acquisition that was completed during 2005 and 2006 was consummated on the same terms at the beginning of each year. The earnings data for the first nine months of 2005 also reflect the pro forma consolidation of MidAmerican. Amounts are in millions, except per share amounts.

	2006	2005
Total revenues	$74,765	$66,729
Net earnings	7,499	3,396
Earnings per equivalent Class A common share	4,864	2,206

FORM 10-Q	Q/E 9/30/06
Notes To Interim Consolidated Financial Statements (Continued)
Note 4. Investments in fixed maturity securities
     Data with respect to investments in fixed maturity securities, which are classified as available-for-sale, are shown in the tabulation below (in millions).

	Insurance and other		Finance and financial products
	Sept. 30, 2006	Dec. 31, 2005	Sept. 30, 2006	Dec. 31, 2005
Amortized cost	$22,789	$25,751	$1,552	$1,887
Gross unrealized gains	1,603	1,759	94	106
Gross unrealized losses	(109)	(90)	(4)	(2)

Fair value	$24,283	$27,420	$1,642	$1,991

     Certain other fixed maturity investments of finance businesses are classified as held-to-maturity and carried at amortized cost. The carrying value and fair value of these investments totaled $1,466 million and $1,626 million at September 30, 2006, respectively. At December 31, 2005, the carrying value and fair value of held-to-maturity securities totaled $1,444 million and $1,624 million, respectively.
Note 5. Investments in equity securities
     Data with respect to investments in equity securities are shown in the tabulation below (in millions).

	September 30,	December 31,
	2006	2005
Cost	$25,901	$21,339
Gross unrealized gains	29,719	25,892
Gross unrealized losses	(56)	(510)

Fair value	$55,564	$46,721

Note 6. Loans and Receivables
     Receivables of insurance and other businesses are comprised of the following (in millions).

	September 30,	December 31,
	2006	2005
Insurance premiums receivable	$4,848	$4,406
Reinsurance recoverables	2,760	2,990
Trade and other receivables	6,362	5,340
Allowances for uncollectible accounts	(349)	(339)

	$13,621	$12,397

     Loans and finance receivables of finance and financial products businesses are comprised of the following (in millions).

	September 30,	December 31,
	2006	2005
Consumer installment loans and finance receivables	$10,132	$9,792
Commercial loans and finance receivables	1,344	1,481
Allowances for uncollectible loans	(168)	(186)

	$11,308	$11,087

FORM 10-Q	Q/E 9/30/06
Notes To Interim Consolidated Financial Statements (Continued)
Note 7. Utilities and energy businesses
     Certain matters unique to the utilities and energy businesses include the nature and amount of property, plant and equipment, environmental matters and regulatory matters. Property, plant and equipment of the utilities and energy businesses follow (in millions):

	Ranges of	September 30,	December 31,
	estimated useful life	2006	2005
			(Pro Forma)
Cost:
Utility generation and distribution system	5-85 years	$26,968	$10,499
Interstate pipeline assets	3-67 years	5,281	5,322
Independent power plants and other assets	3-30 years	1,729	1,861
Construction in progress		1,861	847

		35,839	18,529

Accumulated depreciation and amortization		(12,515)	(6,614)

		$23,324	$11,915

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
     The utility generation and distribution system and interstate pipeline assets are the regulated assets of public utility and natural gas pipeline subsidiaries. At September 30, 2006 and December 31, 2005, accumulated depreciation and amortization related to regulated assets totaled $11.7 billion and $5.7 billion, respectively. Substantially all of the construction in progress at September 30, 2006 and December 31, 2005 relates to the construction of regulated assets.
     When regulated properties are retired, the original cost is charged to accumulated depreciation and the cost of retirement, less salvage value, is charged to the cost of removal accrued regulatory liability, a component of other liabilities of the utilities and energy businesses in the accompanying Consolidated Balance Sheet. When regulated assets are sold, or non-regulated assets are sold or retired, the cost is removed from the property accounts and the related accumulated depreciation and amortization accounts are reduced. Any gain or loss is recorded as income unless otherwise required by the applicable regulatory body.
     Environmental Matters
     MidAmerican Energy Company and PacifiCorp are subject to numerous environmental laws, including the federal Clean Air Act and various state air quality laws; the Endangered Species Act, the Comprehensive Environmental Response, Compensation and Liability Act, and similar state laws relating to environmental cleanups; the Resource Conservation and Recovery Act and similar state laws relating to the storage and handling of hazardous materials; and the Clean Water Act, and similar state laws relating to water quality. The Environmental Protection Agency has issued numerous rules regarding air quality. These laws and rules will likely impact the operation of their generating facilities and will require them to either reduce emissions from those facilities through the installation of emission controls or purchase additional emission allowances, or some combination thereof.
     While the United States did not ratify the Kyoto Protocol, the ratification and implementation of its requirements in other countries has resulted in increased attention to the climate change issue in the United States. In 2005, the Senate adopted a resolution supporting an effective national program of mandatory, market-based limits and incentives on emissions of greenhouse gases that slow, stop, and reverse the growth of such emissions at a rate and in a manner that will not significantly harm the United States economy; and will encourage comparable action by other nations that are major trading partners and key contributors to global emissions. It is anticipated that the resolution may be further addressed by Congress. While debate continues at the national level over the direction of domestic climate policy, several states are developing state-specific or regional legislative initiatives to reduce greenhouse gas emissions. The outcome of federal and state climate change initiatives cannot be determined at this time; however, adoption of stringent limits on greenhouse gas emissions could significantly impact MidAmerican’s fossil-fueled facilities and, therefore, its results of operations.

FORM 10-Q	Q/E 9/30/06
Notes To Interim Consolidated Financial Statements (Continued)
Note 7. Utilities and energy businesses (Continued)
     Regulatory Matters
     MidAmerican Energy Company and PacifiCorp are subject to the jurisdiction of public utility regulatory authorities in each of the states in which they conduct retail electric or gas operations. These authorities regulate various matters, including customer rates, services, accounting policies and practices, allocation of costs by state, issuances of securities and other matters. In addition, both MidAmerican Energy Company and PacifiCorp are a “licensee” and a “public utility” as those terms are used in the Federal Power Act and therefore subject to regulation by the Federal Energy Regulatory Commission (“FERC”) as to accounting policies and practices, certain prices and other matters, including the terms and conditions of transmission service.
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
     MidAmerican’s domestic energy subsidiaries (MidAmerican Energy Company, PacifiCorp, Northern Natural Gas and Kern River) prepare financial statements in accordance with the provisions of Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation” (“SFAS 71”), which differs in certain respects from the application of generally accepted accounting principles by non-regulated businesses. In general, SFAS 71 recognizes that accounting for rate-regulated enterprises should reflect the economic effects of regulation. As a result, a regulated entity is required to defer the recognition of costs (a regulatory asset) or the recognition of obligations (a regulatory liability) if it is probable that, through the rate-making process, there will be a corresponding increase or decrease in future rates. Accordingly, these subsidiaries have deferred certain costs and accrued certain obligations, which will be amortized over various future periods. MidAmerican periodically evaluates the applicability of SFAS 71 and considers factors such as regulatory changes and the impact of competition. If cost-based regulation ends or competition increases, these subsidiaries may have to reduce their asset balances to reflect a market basis less than cost and write-off the associated regulatory assets and liabilities. At September 30, 2006, MidAmerican had $1,878 million in regulatory assets and $1,647 million in regulatory liabilities, which are components of other assets and other liabilities of utilities and energy businesses, respectively.
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
Note 8. Income taxes, principally deferred
     A summary of income tax liabilities follows. Amounts are in millions.

	September 30,	December 31,
	2006	2005
Payable currently	$394	$258
Deferred	16,782	11,994

	$17,176	$12,252

FORM 10-Q	Q/E 9/30/06
Notes To Interim Consolidated Financial Statements (Continued)
Note 9. Notes payable and other borrowings
     Notes payable and other borrowings of Berkshire and its subsidiaries are summarized below. Amounts are in millions.

	September 30,	December 31,
	2006	2005
Insurance and other:
Issued by Berkshire due 2007-2033	$896	$992
Issued by subsidiaries and guaranteed by Berkshire due 2006-2035	1,785	1,696
Issued by subsidiaries and not guaranteed by Berkshire due 2006-2041	1,009	895

	$3,690	$3,583

Finance and financial products:
Issued by Berkshire Hathaway Finance Corporation and guaranteed by Berkshire:
Notes due 2007	$700	$700
Notes due 2008	3,098	3,095
Notes due 2010	1,993	1,992
Notes due 2012-2015	3,039	3,038
Issued by other subsidiaries and guaranteed by Berkshire due 2006-2027	485	417
Issued by other subsidiaries and not guaranteed by Berkshire due 2006-2030	1,480	1,626

	$10,795	$10,868

	September 30,	December 31,
	2006	2005
		(Pro Forma)
Utilities and energy:
Issued by MidAmerican and its subsidiaries and not guaranteed by Berkshire:
MidAmerican senior unsecured debt due 2007-2036	$4,478	$2,776
Operating subsidiary and project debt due 2006-2036	11,410	7,150
Other	597	370

	$16,485	$10,296

     Operating subsidiary and project debt of utilities and energy businesses represents amounts issued by subsidiaries of MidAmerican or otherwise pursuant to separate project financing agreements. All or substantially all of the assets of certain utility subsidiaries are or may be pledged or encumbered to support or otherwise provide the security for project or subsidiary debt. Like all Berkshire subsidiaries, utility and energy subsidiaries are organized as legal entities separate and apart from Berkshire and its other subsidiaries. It should not be assumed that any asset of any such subsidiary will be available to satisfy the obligations of Berkshire or any of its other subsidiaries; provided, however, that unrestricted cash or other assets which are available for distribution may, subject to applicable law and the terms of financing arrangements of such parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to Berkshire and the minority shareholders. The restrictions on distributions at these separate legal entities include various covenants including, but not limited to, leverage ratios, interest coverage ratios and debt service coverage ratios. As of September 30, 2006, all of the separate legal entities were in compliance with all applicable covenants.
     In March 2006, MidAmerican issued $1.7 billion par amount of senior unsecured debt due 2036. Notes payable and other borrowings at September 30, 2006 includes approximately $4.4 billion of debt of PacifiCorp. Estimated repayments of the debt of the utilities and energy businesses for each of the five years ending December 31 is as follows (in millions): 2006 – $820; 2007 – $1,091; 2008 – $1,981; 2009 – $424; and 2010 – $135.

FORM 10-Q	Q/E 9/30/06
Notes To Interim Consolidated Financial Statements (Continued)
Note 10. Common stock
     The following table summarizes Berkshire’s common stock activity during the first nine months of 2006.

	Class A common stock	Class B common stock
	(1,650,000 shares authorized)	(55,000,000 shares authorized)
	Issued and Outstanding	Issued and Outstanding
Balance at December 31, 2005	1,260,920	8,394,083
Conversions of Class A common stock to Class B common stock and other	(135,467)	4,112,360

Balance at September 30, 2006	1,125,453	12,506,443

     Each share of Class A common stock is convertible, at the option of the holder, into thirty shares of Class B common stock. Class B common stock is not convertible into Class A common stock. Class B common stock has economic rights equal to one-thirtieth (1/30) of the economic rights of Class A common stock. Accordingly, on an equivalent Class A common stock basis, there are 1,542,334 shares outstanding at September 30, 2006 and 1,540,723 shares outstanding at December 31, 2005. On July 6, 2006, Berkshire’s Chairman and CEO, Warren E. Buffett converted 124,998 shares of Class A common stock into 3,749,940 shares of Class B common stock. Each Class A common share is entitled to one vote per share. Each Class B common share possesses the voting rights of one-two-hundredth (1/200) of the voting rights of a Class A share. Class A and Class B common shares vote together as a single class.
Note 11. Comprehensive income
     Berkshire’s comprehensive income for the third quarter and first nine months of 2006 and 2005 is shown in the table below (in millions).

	Third Quarter		First Nine Months
	2006	2005	2006	2005
Net earnings	$2,772	$586	$7,432	$3,398

Other comprehensive income:
Increase/decrease in unrealized appreciation of investments	2,740	1,230	4,106	658
Applicable income taxes and minority interests	(973)	(436)	(1,451)	(242)
Other	93	40	478	(246)
Applicable income taxes and minority interests	(23)	(10)	(84)	(44)

	1,837	824	3,049	126

Comprehensive income	$4,609	$1,410	$10,481	$3,524

Note 12. Pension plans
     The components of net periodic pension expense for the third quarter and first nine months of 2006 and 2005 are as follows (in millions).

	Third Quarter		First Nine Months
	2006	2005	2006	2005
Service cost	$65	$31	$151	$83
Interest cost	105	47	281	142
Expected return on plan assets	(102)	(46)	(286)	(137)
Net amortization, deferral and other	20	1	54	4

	$88	$33	$200	$92

     The increase in net periodic pension expense in 2006 over 2005 is primarily attributable to the consolidation of MidAmerican. Contributions to defined benefit pension plans for the year ending December 31, 2006 are expected to total $217 million, which includes $151 million related to utilities and energy businesses.
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

FORM 10-Q	Q/E 9/30/06
Notes To Interim Consolidated Financial Statements (Continued)
Note 13. Life settlement contracts (Continued)
the investor are applied against the capitalized costs and the excess is recorded as a gain. Under the fair value method, the investments in the contracts are measured at fair value each reporting period and the changes in fair value are reported in earnings. Previously, life settlement contracts were valued at the cash surrender value of the underlying insurance policy. Berkshire adopted FTB 85-4-1 effective January 1, 2006 and elected to use the investment method. The after-tax cumulative effect of adopting FTB 85-4-1 of $180 million is reflected as an increase in retained earnings as of the beginning of 2006. During the second quarter, certain life settlement contracts were disposed for proceeds of approximately $330 million. Investments in life settlement contracts as of September 30, 2006 totaled $76 million.
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
     In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition of positions taken or expected to be taken in income tax returns. Only tax positions meeting a “more-likely-than-not” threshold of being sustained are recognized under FIN 48. FIN 48 also provides guidance on derecognition, classification of interest and penalties and accounting and disclosures for annual and interim financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of the changes arising from the initial application of FIN 48 is required to be reported as an adjustment to the opening balance of retained earnings in the period of adoption. Berkshire is currently evaluating the impact, if any, the adoption of FIN 48 will have on its financial statements.
     In September 2006, the FASB issued FASB Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (“AUG AIR-1”). AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in which such maintenance costs are ratably recognized by accruing a liability in periods before the maintenance is performed. This pronouncement also retains three alternative methods for accounting for planned major maintenance activities including the direct expensing method, the built-in overhaul method and the deferral method. AUG AIR-1 is effective for fiscal years beginning after December 15, 2006 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year. Berkshire is currently evaluating the impact, if any, the adoption of AUG AIR-1 will have on its financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value as the price received to transfer an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date reflecting the highest and best use valuation concepts. SFAS 157 establishes a framework for measuring fair value in GAAP by creating a hierarchy of fair value measurements that distinguishes market data between observable independent market inputs and unobservable market assumptions by the reporting entity. SFAS 157 further expands disclosures about such fair value measurements. SFAS 157 applies broadly to most existing accounting pronouncements that require or permit fair value measurements (including both financial and non-financial assets and liabilities) but does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year. With limited exception, SFAS 157 is to be applied prospectively. Berkshire is currently evaluating the impact that the adoption of SFAS 157 will have on its Consolidated Financial Statements.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). Effective for years ending after December 15, 2006, SFAS 158 requires recognition of the overfunded or underfunded status of a defined benefit pension and other postretirement plan as an asset or liability in the balance sheet and to recognize changes in funded status which are not recognized through earnings pursuant to SFAS No. 87 or SFAS No. 106 as a component of other comprehensive income. Effective for years ending after December 15, 2008, SFAS 158 also requires measurement of plan assets and benefit obligations as of the date of the employer’s fiscal year-end. Berkshire is currently evaluating the impact, if any, the adoption of SFAS 158 will have on its financial statements.

FORM 10-Q	Q/E 9/30/06
Notes To Interim Consolidated Financial Statements (Continued)
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
     a) Governmental Investigations
     On October 17, 2006, counsel for General Reinsurance Corporation (“General Reinsurance”), a wholly owned subsidiary of Berkshire, received a letter from the U.S. Attorney for the Eastern District of Virginia, Richmond Division (the “EDVA U.S. Attorney”), stating that the EDVA U.S. Attorney does not currently view General Reinsurance as a target or subject in connection with the EDVA U.S. Attorney’s pending investigation of Reciprocal of America (“ROA”). ROA was a Virginia-based reciprocal insurer of physician, hospital and lawyer professional liability risks. As previously disclosed, General Reinsurance and four of its current or former employees, including a former president, had received subpoenas for documents from the EDVA U.S. Attorney in connection with the EDVA U.S. Attorney’s investigation of ROA, and a number of current and former employees of General Reinsurance had been interviewed by the EDVA U.S. Attorney and the U.S. Department of Justice (“DOJ”) in connection with this investigation. It was previously disclosed that one of the individuals originally subpoenaed had been informed by the EDVA U.S. Attorney that this individual was a target of the EDVA U.S. Attorney’s investigation. The EDVA U.S. Attorney also confirmed that neither this individual, nor any current or former employee of General Reinsurance, is currently a target of the EDVA U.S. Attorney’s investigation. General Reinsurance will continue to cooperate fully with the EDVA U.S. Attorney in its pending investigation of ROA. General Reinsurance has been sued in a number of civil actions related to ROA, as described below.
     General Re Corporation (“General Re”), Berkshire, and certain of Berkshire’s other insurance subsidiaries, including National Indemnity Company (“NICO”) have been continuing to cooperate fully with the U.S. Securities and Exchange Commission (“SEC”), the DOJ and the New York State Attorney General (“NYAG”) in their ongoing investigations of non-traditional products. The EDVA U.S. Attorney and the DOJ have also been working with the SEC in connection with these investigations. General Re originally received subpoenas from the SEC and NYAG in January 2005. General Re, Berkshire and NICO have been providing information to the government relating to transactions between General Reinsurance or NICO (or their respective subsidiaries or affiliates) and other insurers in response to the January 2005 subpoenas and related requests and, in the case of General Reinsurance (or its subsidiaries or affiliates), in response to subpoenas from other U.S. Attorneys conducting investigations relating to certain of these transactions. In particular, General Re and Berkshire have been responding to requests from the government for information relating to certain transactions that may have been accounted for incorrectly by counterparties of General Reinsurance (or its subsidiaries or affiliates). Berkshire understands that the government is evaluating the actions of General Re and its subsidiaries, as well as those of their counterparties, to determine whether General Re or its subsidiaries conspired with others to misstate counterparty financial statements or aided and abetted such misstatements by the counterparties. The SEC, NYAG, DOJ and the EDVA U.S. Attorney have interviewed a number of current and former officers and employees of General Re and General Reinsurance as well as Berkshire’s Chairman and CEO, Warren E. Buffett.
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
     In May 2005, General Re terminated the consulting services of its former Chief Executive Officer, Ronald Ferguson, after Mr. Ferguson invoked the Fifth Amendment in response to questions from the SEC relating to its investigation. In June 2005, John Houldsworth, the former Chief Executive Officer of Cologne Reinsurance Company (Dublin) Limited (“CRD”), a subsidiary of General Re, pleaded guilty to a federal criminal charge of conspiring with others to misstate certain AIG financial statements and entered into a partial settlement agreement with the SEC with respect to such matters. Mr. Houldsworth, who had been on administrative leave, was terminated following this announcement. In June 2005, Richard Napier, a former Senior Vice President of General Re who had served as an account representative for the AIG account, also pleaded guilty to a federal criminal charge of conspiring with others to misstate certain AIG financial statements and entered into a partial settlement agreement with the SEC with respect to such matters. General Re terminated Mr. Napier following the announcement of these actions.

FORM 10-Q	Q/E 9/30/06
Notes To Interim Consolidated Financial Statements (Continued)
Note 15. Contingencies (Continued)
     In September 2005, Ronald Ferguson, Joseph Brandon, the Chief Executive Officer of General Re, Christopher Garand, a former Senior Vice President of General Reinsurance, and Robert Graham, a former Senior Vice President and Assistant General Counsel of General Reinsurance, each received a “Wells” notice from the SEC. Elizabeth Monrad, the former Chief Financial Officer of General Re, also received a “Wells” notice from the SEC in May 2005 in connection with its investigation. The SEC announced on February 2, 2006 that it had filed an enforcement action against Mr. Ferguson, Ms. Monrad, Mr. Graham, Mr. Garand and a former AIG officer for aiding and abetting AIG’s violations of the antifraud provisions and other provisions of the federal securities laws in connection with the AIG Transaction. The SEC complaint seeks permanent injunctive relief, disgorgement of any ill-gotten gains, civil penalties and orders barring each defendant from acting as an officer or director of a public company. This case is presently stayed.
     On February 1, 2006, Mr. Ferguson, Ms. Monrad and Mr. Graham, along with the same former officer of AIG, were indicted by a grand jury in the United States District Court for the Eastern District of Virginia. On September 20, 2006, the DOJ announced a superseding indictment that includes charges against Mr. Garand and charges similar to those in the original indictment against Mr. Ferguson, Ms. Monrad, Mr. Graham and the former officer of AIG. Each of Mr. Ferguson, Ms. Monrad and Mr. Graham is charged with one count of conspiracy to violate securities laws and to commit mail fraud, seven counts of securities fraud, five counts of making false statements to the SEC, and three counts of mail fraud in connection with the AIG Transaction. Mr. Garand is charged with one count of conspiracy to violate securities laws and to commit mail fraud, three counts of securities fraud, three counts of making false statements to the SEC, and three counts of mail fraud in connection with the AIG Transaction. Each of these individuals has pleaded not guilty to all charges. The action has been transferred to the United States District Court for the District of Connecticut and trial is set for March 1, 2007.
     On February 9, 2006, AIG announced that it had reached a resolution of claims and matters under investigation with the DOJ, the SEC, the NYAG and the New York State Department of Insurance in connection with the accounting, financial reporting and insurance brokerage practices of AIG and its subsidiaries, including claims and matters under investigation relating to the AIG Transaction, as well as claims relating to the underpayment of certain workers’ compensation premium taxes and other assessments. AIG announced that it would make payments totaling approximately $1.64 billion as a result of these settlements.
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
     In December 2004, the Financial Services Authority (“FSA”) advised General Reinsurance’s affiliate Faraday Group (“Faraday”) that it was investigating Milan Vukelic, the then Chief Executive Officer of Faraday, with respect to transactions entered into between General Reinsurance Australia Limited (“GRA”) and companies affiliated with FAI Insurance Limited in 1998. Mr. Vukelic previously served as the head of General Re’s international finite business unit. In April 2005, the FSA advised General Reinsurance that it was investigating Mr. Vukelic and John Byrne, former Chief Executive Officer of CRD, with respect to certain finite risk reinsurance transactions, including transactions between CRD and several other insurers. In May 2005, Mr. Vukelic was placed on administrative leave and in July 2005 his employment was terminated. In addition, the FSA has requested that General Reinsurance affiliates based in the United Kingdom provide information relating to the transactions involved in their investigations. In July 2006, the FSA issued an agreed-upon prohibition order to Mr. Byrne (the “Byrne Order”), prohibiting him from performing in the UK any controlled function in relation to any regulated activity of the FSA. The Byrne Order states, among other things, that Mr. Byrne was involved in arranging and structuring transactions that allowed certain counterparties of General Re’s non-U.S. subsidiaries to misrepresent their financial position to regulators, auditors, tax authorities and others, including investors, and that Mr. Byrne knew the counterparties would be likely to engage in such misrepresentations. Berkshire understands that the FSA continues to investigate the role of certain of General Re’s non-U.S. subsidiaries and of individuals in these transactions. In connection with the Byrne Order, CRD entered into a related settlement agreement with the FSA in which it agreed not to make any public statement inconsistent with the facts and matters set out in the FSA’s final notice related to the Byrne Order. General Re and its affiliates are cooperating fully with the FSA in these matters.
     On April 14, 2005, the Australian Prudential Regulation Authority (“APRA”) announced an investigation involving financial or finite reinsurance transactions by GRA. An inspector was appointed by APRA under section 52 of the Insurance Act 1973 to conduct an investigation of GRA’s financial or finite reinsurance business. The inspector examined four directors of GRA in June 2006. GRA has been cooperating fully with this investigation. The inspector has submitted its final investigative report to APRA. On or about the date of the Byrne Order, APRA accepted an enforceable undertaking from Mr. Byrne, prohibiting him from being or acting as a director or senior manager of a general insurer, non-operating holding company or agent of a foreign insurer in Australia for a five year period.

FORM 10-Q	Q/E 9/30/06
Notes To Interim Consolidated Financial Statements (Continued)
Note 15. Contingencies (Continued)
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
     General Reinsurance’s subsidiary, Kolnische Ruckversicherungs-Gesellschaft AG (“Cologne Re”), is also cooperating fully with requests for information and orders to produce documents from the German Federal Financial Supervisory Authority (the “BaFin”) regarding the activities of Cologne Re relating to “finite reinsurance” and regarding transactions between Cologne Re or its subsidiaries, including CRD, and certain counterparties. In particular, Cologne Re is cooperating fully with a BaFin order to produce documents received on October 24, 2006. The order states that it is part of the BaFin’s continuing investigation into financial reinsurance agreements and that Cologne Re, and possibly one or more of its senior executives, is suspected of violating legal provisions in regard to such agreements.
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
     There are currently thirteen federal lawsuits involving ROA and related entities. Nine are putative class actions initiated by doctors, hospitals and lawyers that purchased insurance through ROA or certain of its Tennessee-based risk retention groups. These complaints seek compensatory, treble and punitive damages in an amount plaintiffs contend is just and reasonable. General Reinsurance is also subject to actions brought by the Virginia Commissioner of Insurance, as Deputy Receiver of ROA, the Tennessee Commissioner of Insurance, as Liquidator for three Tennessee risk retention groups, a federal lawsuit filed by a Missouri-based hospital group and a state lawsuit filed by an Alabama doctor that was removed to federal court. The first of these actions was filed in March 2003 and additional actions were filed in April 2003 through June 2006. In the action filed by the Virginia Commissioner of Insurance, the Commissioner asserts in several of its claims that the alleged damages being sought exceed $200 million in the aggregate as against all defendants. All of these cases are collectively assigned to the U.S. District Court for the Western District of Tennessee for pretrial proceedings. General Reinsurance filed motions to dismiss all of the claims against it in these cases and, on June 12, 2006, the court granted General Reinsurance’s motion to dismiss the complaints of the Virginia and Tennessee receivers. The court granted the Tennessee receiver leave to amend her complaint, and the Tennessee receiver filed her amended complaint on August 7, 2006. General Reinsurance has filed a motion to dismiss the amended complaint in its entirety and awaits a ruling by the court. The Virginia receiver has moved for reconsideration of the dismissal and for leave to amend his complaint. General Reinsurance has filed its opposition to that motion and awaits a ruling by the court. The court has also not yet ruled on General Reinsurance’s motions to dismiss the complaints of the other plaintiffs. The parties have now commenced discovery.
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

FORM 10-Q	Q/E 9/30/06
Notes To Interim Consolidated Financial Statements (Continued)
Note 15. Contingencies (Continued)
the Court denied General Reinsurance’s motion to dismiss. General Reinsurance filed and served its answer and affirmative defenses to the Amended and Restated Complaint on September 1, 2005. The second suit, also filed in the Circuit Court of Montgomery County, was initiated by Baptist Health Systems, Inc. (“BHS”), a former member of AHAT, and alleged claims identical to those in the initial AHA Action, plus claims for breach of fiduciary duty and wantonness. These cases have been consolidated for pretrial purposes. BHS filed its First Amended Complaint in April 2005, alleging violations of the Alabama Securities Act, conspiracy, fraud, suppression, breach of fiduciary duty, wantonness and unjust enrichment against General Reinsurance. General Reinsurance filed a motion to dismiss all counts of the Amended and Restated Complaint in May 2005. On July 22, 2005, the Court granted General Reinsurance’s motion to dismiss the Alabama Securities Act claim but denied General Reinsurance’s motion to dismiss all other counts. General Reinsurance filed and served its answer and affirmative defenses to the Amended and Restated Complaint on September 1, 2005. Coordinated discovery has begun in both the AHA Action and the BHS action. The AHA Action and the BHS action claim damages in excess of $60 million in the aggregate as against all defendants. These matters are scheduled for trial on January 8, 2007.
     Actions Related to AIG
     General Reinsurance received a Summons and a Consolidated Amended Class Action Complaint on April 29, 2005, in the matter captioned In re American International Group Securities Litigation, Case No. 04-CV-8141-(LTS), United States District Court, Southern District of New York. This is a putative class action asserted on behalf of investors who purchased publicly-traded securities of AIG between October 1999 and March 2005. On June 7, 2005, General Reinsurance received a second Summons and Class Action Complaint in a putative class action asserted on behalf of investors who purchased AIG securities between October 1999 and March 2005, captioned San Francisco Employees’ Retirement System, et al. vs. American International Group, Inc., et al., Case No. 05-CV-4270 (LTS), United States District Court, Southern District of New York. At a July 2005 conference, the court ruled that the plaintiffs in case no. 04-CV-8141 would be lead plaintiffs. On September 27, 2005, the plaintiffs in case no. 04-CV-8141 filed a Consolidated Second Amended Complaint (the “Complaint”). The Complaint asserts various claims against AIG, and various of its officers, directors, investment banks and other parties. Included among the defendants are General Reinsurance and Messrs. Ferguson, Napier and Houldsworth (whom the Complaint defines as the “General Re Defendants”). The Complaint alleges that the General Re Defendants violated Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated under that Act through their activities in connection with the AIG transaction described in “Governmental Investigations,” above. The Complaint seeks damages and other relief in unspecified amounts. The General Re Defendants moved to dismiss the Complaint on the grounds that it failed to state a claim on which relief can be granted against these defendants. The motion was heard on April 20, 2006, and was denied by the Court. General Reinsurance has answered the Complaint, denying liability and asserting various affirmative defenses. Document production has begun, but no other discovery has taken place. No trial date has been scheduled.
     A member of the putative class in the litigation described in the preceding paragraph has indicated its desire to opt out of the class and has asserted similar claims against General Re and Mr. Ferguson in a separate complaint, Florida State Board of Administration v. General Re Corporation, et al., Case No. 06-CV-3967, United States District Court, Southern District of New York. The claims against General Re and Mr. Ferguson closely resemble those asserted in the class action. The complaint does not specify the amount of damages sought. General Re has answered the Complaint, denying liability and asserting various affirmative defenses. No discovery has taken place, and no trial date has been established. The parties have agreed to coordinate discovery and other proceedings among this action, a similar action filed by the same plaintiff against AIG and others, and the class action described in the preceding paragraph.
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

FORM 10-Q	Q/E 9/30/06
Notes To Interim Consolidated Financial Statements (Continued)
Note 15. Contingencies (Continued)
New York derivative complaint described earlier in this paragraph, except that the Delaware complaint makes clear that the plaintiffs are asserting claims against both General Reinsurance and General Re. Proceedings in both the New York derivative suit and the Delaware derivative suit are stayed until November 30, 2006.
     FAI/HIH Matter
     In December 2003, the Liquidators of both FAI Insurance Limited (“FAI”) and HIH Insurance Limited (“HIH”) advised GRA and Cologne Re that they intended to assert claims arising from insurance transactions GRA entered into with FAI in May and June 1998. In August 2004, the Liquidators filed claims in the Supreme Court of New South Wales in order to avoid the expiration of a statute of limitations for certain plaintiffs. The focus of the Liquidators’ allegations against GRA and Cologne Re are the 1998 transactions GRA entered into with FAI (which was acquired by HIH in 1999). The Liquidators contend, among other things, that GRA and Cologne Re engaged in deceptive conduct that assisted FAI in improperly accounting for such transactions as reinsurance, and that such deception led to HIH’s acquisition of FAI and caused various losses to FAI and HIH. The Liquidator of HIH served its Complaint on GRA and Cologne Re in June 2006. The FAI Liquidator has until December 15, 2006 to serve his complaint on GRA and Cologne Re. The Court in the HIH litigation has set a status conference for November 9, 2006, to set a pretrial schedule.
     Insurance Brokerage Antitrust Litigation
     Berkshire, General Re and General Reinsurance are defendants in this multi-district litigation, In Re: Insurance Brokerage Antitrust Litigation, MDL No. 1663 (D.N.J.). In February 2005, the Judicial Panel on Multidistrict Litigation transferred several different cases to the District of New Jersey for coordination and consolidation. Each consolidated case concerned allegations of an industry-wide scheme on the part of commercial insurance brokers and insurance companies to defraud a purported class of insurance purchasers through bid-rigging and contingent commission arrangements. Berkshire, General Re and General Reinsurance were not parties to the original, transferred cases. On August 1, 2005, the named plaintiffs—fourteen businesses, two municipalities, and three individuals—filed their First Consolidated Amended Commercial Class Action Complaint, and Berkshire, General Re and General Reinsurance (along with a large number of insurance companies and insurance brokers) were named as defendants in the Amended Complaint. The plaintiffs claim that all defendants engaged in a pattern of racketeering activity, in violation of RICO, and that they conspired to restrain trade. They further allege that the broker defendants breached fiduciary duties to the plaintiffs, that the insurer defendants aided and abetted that breach, and that all defendants were unjustly enriched in the process. Plaintiffs seek treble damages in an unspecified amount, together with interest and attorneys fees and expenses. They also seek a declaratory judgment of wrongdoing as well as an injunction against future anticompetitive practices. On November 29, 2005, General Re, General Reinsurance and Berkshire, together with the other defendants, filed motions to dismiss the complaint. The Court issued an order and opinion on October 3, 2006. The Court reserved judgment on the RICO issues pending the filing of an Amended RICO Case Statement. On the antitrust claims, the Court rejected defendants’ argument that the McCarran-Ferguson Act precluded plaintiffs’ antitrust claims. However, the Court also found that plaintiffs allegations had “insufficient particularity” to demonstrate concerted action under the Sherman Act. The Court ordered plaintiffs to file a supplemental statement of particularity, which plaintiffs have now filed, and the Court set a case management conference for November 6, 2006, where the Court intends to hear whether defendants will move to dismiss the remaining claims, move for judgment on the pleadings, or move for summary judgment. On February 1, 2006, plaintiffs filed a motion for leave to file a Second Consolidated Amended Complaint. Among other things, plaintiffs sought leave to add numerous new defendants, including several additional Berkshire subsidiaries including, among others, NICO. Berkshire opposed the motion for leave to amend, and the Court has denied the motion without prejudice to plaintiffs’ renewing it following a ruling on defendants’ motion to dismiss the First Consolidated Amended Complaint. The Court has set a hearing on a motion by plaintiffs for class certification for January 9, 2007.
     Berkshire cannot at this time predict the outcome of these matters, is unable to estimate a range of possible loss, if any, and cannot predict whether or not the outcomes will have a material adverse effect on Berkshire’s business or results of operations for at least the quarterly period when these matters are completed or otherwise resolved.

FORM 10-Q	Q/E 9/30/06
Notes To Interim Consolidated Financial Statements (Continued)
Note 16. Business segment data
     A disaggregation of Berkshire’s consolidated data for the third quarter and first nine months of 2006 and 2005 is as follows. Amounts are in millions.

	Revenues
	Third Quarter		First Nine Months
	2006	2005	2006	2005
Operating Businesses:
Insurance:
Premiums earned:
GEICO	$2,816	$2,575	$8,191	$7,453
General Re	1,493	1,566	4,414	4,839
Berkshire Hathaway Reinsurance Group	1,570	1,195	3,735	2,962
Berkshire Hathaway Primary Group	480	443	1,377	1,052
Investment income	1,107	905	3,240	2,553

Total insurance group	7,466	6,684	20,957	18,859
Apparel	863	596	1,987	1,752
Building products	1,326	1,264	3,856	3,618
Finance and financial products	1,256	1,180	3,823	3,305
Flight services	1,125	854	3,182	2,538
McLane Company	6,671	6,388	19,069	17,909
Retail	706	641	2,052	1,881
Shaw Industries	1,515	1,512	4,493	4,238
Utilities and energy *	2,849	—	7,730	—
Other businesses	1,511	808	4,131	2,271

	25,288	19,927	71,280	56,371

Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	267	727	1,531	361
Eliminations and other	(195)	(121)	(503)	(437)

	$25,360	$20,533	$72,308	$56,295

	Earnings before taxes and minority interests
	Third Quarter		First Nine Months
	2006	2005	2006	2005
Operating Businesses:
Insurance:
Underwriting gain/loss:
GEICO	$407	$237	$1,006	$907
General Re	177	(389)	357	(327)
Berkshire Hathaway Reinsurance Group	735	(1,635)	966	(1,352)
Berkshire Hathaway Primary Group	108	(10)	186	45
Net investment income	1,103	900	3,223	2,538

Total insurance group	2,530	(897)	5,738	1,811
Apparel	69	100	185	264
Building products	248	214	684	608
Finance and financial products	282	207	876	605
Flight services	103	42	234	100
McLane Company	50	53	161	181
Retail	44	37	121	105
Shaw Industries	138	145	462	372
Utilities and energy *	416	141	1,112	382
Other businesses	222	93	563	287

	4,102	135	10,136	4,715

Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	267	741	1,531	376
Interest expense, excluding interest allocated to business segments	(21)	(24)	(60)	(63)
Eliminations and other	(47)	(17)	(91)	(66)

	$4,301	$835	$11,516	$4,962

*	Pre-tax earnings for 2005 of the utilities and energy businesses represents Berkshire’s equity in net earnings of MidAmerican, which was accounted for under the equity method during this period (see Notes 1 and 2).

FORM 10-Q	Q/E 9/30/06
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     Net earnings for the third quarter and first nine months of 2006 and 2005 are disaggregated in the table that follows. Amounts are after deducting minority interests and income taxes. Amounts are in millions.

	Third Quarter		First Nine Months
	2006	2005	2006	2005
Insurance — underwriting	$917	$(1,170)	$1,618	$(475)
Insurance — investment income	759	601	2,244	1,740
Utilities and energy	261	141	652	382
Manufacturing, services and retailing	534	428	1,466	1,205
Finance and financial products	183	127	555	375
Other	(56)	(21)	(97)	(72)
Investment and derivative gains/losses	174	480	994	243

Net earnings	$2,772	$586	$7,432	$3,398

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
          Insurance — Underwriting
     A summary follows of underwriting results from Berkshire’s insurance businesses for the third quarter and first nine months of 2006 and 2005. Amounts are in millions.

	Third Quarter		First Nine Months
	2006	2005	2006	2005
Underwriting gain/loss attributable to:
GEICO	$407	$237	$1,006	$907
General Re	177	(389)	357	(327)
Berkshire Hathaway Reinsurance Group	735	(1,635)	966	(1,352)
Berkshire Hathaway Primary Group	108	(10)	186	45

Underwriting gain/loss — pre-tax	1,427	(1,797)	2,515	(727)
Income taxes and minority interests	510	(627)	897	(252)

Net underwriting gain/loss	$917	$(1,170)	$1,618	$(475)

     Berkshire engages in both primary insurance and reinsurance of property and casualty risks. Through General Re, Berkshire also reinsures life and health risks. In primary insurance activities, Berkshire subsidiaries assume defined portions of the risks of loss from persons or organizations that are directly subject to the risks. In reinsurance activities, Berkshire subsidiaries assume defined portions of similar or dissimilar risks that other insurers or reinsurers have subjected themselves to in their own insuring activities. Berkshire’s principal insurance and reinsurance businesses are: (1) GEICO, one of the four largest auto insurers in the U.S., (2) General Re, (3) Berkshire Hathaway Reinsurance Group and (4) Berkshire Hathaway Primary Group. On June 30, 2005, Berkshire acquired Medical Protective Corporation (“Med Pro”), a provider of professional liability insurance to physicians, dentists and other healthcare providers. In addition, on May 19, 2006, Berkshire acquired 85% of Applied Underwriters, a provider of integrated workers’ compensation solutions. Underwriting results for these businesses are included in Berkshire’s consolidated results beginning on their respective acquisition dates.
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

FORM 10-Q	Q/E 9/30/06
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
     Periodic underwriting results can be affected significantly by changes in estimates for unpaid losses and loss adjustment expenses, including amounts established for occurrences in prior years. In addition, the timing and amount of catastrophe losses can produce significant volatility in periodic underwriting results. Hurricanes and tropical storms affecting the United States and Caribbean tend to occur between June and December. Berkshire experienced significant losses from such events during the third and fourth quarters of the last two years. In the third quarter of 2005, pre-tax underwriting results included incurred losses of approximately $3.0 billion pertaining to two major hurricanes that struck the Southeastern U.S. and Caribbean. In the third quarter of 2006, there were no hurricanes that produced significant losses.
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
     GEICO’s pre-tax underwriting results for the third quarter and first nine months of 2006 and 2005 are summarized in the table below. Dollar amounts are in millions.

	Third Quarter				First Nine Months
	2006		2005		2006		2005
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums earned	$2,816	100.0	$2,575	100.0	$8,191	100.0	$7,453	100.0

Losses and loss expenses	1,892	67.2	1,882	73.1	5,694	69.5	5,247	70.4
Underwriting expenses	517	18.4	456	17.7	1,491	18.2	1,299	17.4

Total losses and expenses	2,409	85.6	2,338	90.8	7,185	87.7	6,546	87.8

Pre-tax underwriting gain	$407		$237		$1,006		$907

     Premiums earned in 2006 exceeded amounts earned in 2005 by $241 million (9.4%) for the third quarter and $738 million (9.9%) for the first nine months. The growth in premiums earned for voluntary auto was 9.8% and reflects an 11.4% increase in policies-in-force during the past year. Policies-in-force over the last twelve months increased 12.6% in the preferred risk auto line and 7.9% in the standard and nonstandard auto lines. Voluntary auto new business sales in the first nine months of 2006 increased 10.3% compared to 2005. Voluntary auto policies-in-force at September 30, 2006 were 592,000 higher than at December 31, 2005. Premium rates continue to be reduced and underwriting guidelines continue to be adjusted in certain markets to better match price with the underlying risk resulting in relatively lower premiums per policy.
     Losses and loss adjustment expenses incurred in 2006 exceeded 2005 by $10 million for the third quarter and $447 million for the first nine months. The loss ratio was 69.5% in the first nine months of 2006 compared to 70.4% in 2005. Catastrophe losses in the first nine months of 2006 were approximately $48 million (0.6 loss ratio points) compared to $140 million (1.9 loss ratio points) in 2005 which included $118 million from Hurricanes Katrina and Rita. Claims frequencies in 2006 for physical damage coverages decreased in the three to five percent range from 2005 while frequencies for injury coverages decreased in the two to four percent range. Injury severity in 2006 increased in the three to five percent range over 2005 while physical damage severity increased in the four to seven percent range. Underwriting expenses increased 14.8% in the first nine months of 2006 to $1,491 million, reflecting increased underwriting, policy issuance and advertising costs associated with new business.
     General Re
     General Re conducts a reinsurance business offering property and casualty and life and health coverages to clients worldwide. In North America, property and casualty reinsurance is written on a direct basis through General Reinsurance Corporation. Internationally, property and casualty reinsurance is written on a direct basis through 95% owned Cologne Re (based in Germany) and other wholly-owned affiliates as well as through brokers with respect to Faraday in London. Life and health reinsurance is written for clients worldwide through Cologne Re.

FORM 10-Q	Q/E 9/30/06
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     General Re (Continued)
     General Re’s pre-tax underwriting results for the third quarter and first nine months of 2006 and 2005 are summarized below. Amounts are in millions.

	Premiums earned				Pre-tax underwriting gain/loss
	Third Quarter		First Nine Months		Third Quarter		First Nine Months
	2006	2005	2006	2005	2006	2005	2006	2005
Property/casualty:
North American	$459	$531	$1,361	$1,669	$44	$(300)	$122	$(259)
International	464	466	1,345	1,485	84	(119)	122	(128)
Life/health	570	569	1,708	1,685	49	30	113	60

	$1,493	$1,566	$4,414	$4,839	$177	$(389)	$357	$(327)

     General Re strives to generate pre-tax underwriting gains in essentially all of its product lines. Underwriting performance is not evaluated based upon market share and underwriters are instructed to reject inadequately priced risks. Property/casualty premiums written during the first nine months of 2006 declined approximately 11% from 2005. The decline was principally attributable to a significant reduction in finite risk business and to ongoing efforts to maintain underwriting and pricing discipline.
Property/casualty — North American
     North American premiums earned in the third quarter and first nine months of 2006 decreased $72 million (13.6%) and $308 million (18.5%), respectively, from the same periods in 2005. Approximately half of the decline was due to cancellations and non-renewals exceeding new contracts, with minimal effect from rate changes. The remainder of the decline was due to a decrease in the finite risk business. Continued current market conditions may result in further declines in written and earned premiums over the remainder of 2006 as compared with 2005.
     The North American business produced pre-tax underwriting gains of $44 million in the third quarter and $122 million in the first nine months of 2006. Pre-tax underwriting results for the first nine months of 2006 consisted of a pre-tax gain of $229 million from property business, which benefited from the absence of catastrophe and large individual losses, partially offset by a pre-tax loss of $107 million from casualty business. The pre-tax loss from casualty business included $105 million in workers’ compensation reserve discount accretion and deferred charge amortization as well as legal costs associated with ongoing regulatory investigations. Results in 2006 periods have benefited from good property results, favorable reserve run-off and pricing and underwriting discipline.
     In 2005, pre-tax underwriting losses were $300 million in the third quarter and $259 million in the first nine months. Results for the first nine months of 2005 reflected pre-tax losses from property business of $137 million (which included $427 million of losses from Hurricanes Katrina and Rita) and pre-tax losses of $122 million from casualty business (including $89 million of charges from reserve discount accretion and deferred charge amortization).
Property/casualty — International
     Premiums earned decreased $2 million (0.4%) in the third quarter and $140 million (9.4%) in the first nine months of 2006 compared with the same periods in 2005. In local currencies, premiums earned in the first nine months of 2006 declined 8.6% from 2005. More than half of the decline in premiums earned was due to a significant decline in finite risk business with the remainder primarily due to maintaining underwriting discipline.
     The International operations produced pre-tax underwriting gains in the third quarter and first nine months of 2006 of $84 million and $122 million, respectively, compared with underwriting losses of $119 million in the third quarter and $128 million in the first nine months of 2005. Underwriting results for the first nine months of 2006 included a pre-tax gain of $195 million in property and aviation business, reflecting no significant catastrophe or large individual losses during the year. Partially offsetting these gains were $73 million of net losses in casualty lines. Results for the first nine months of 2005 included catastrophe losses of $175 million in the third quarter from Hurricanes Katrina and Rita as well as $31 million from winter storm Erwin, which affected Northern Europe in January 2005.
Life/health
     Premiums earned increased 0.2% in the third quarter and 1.4% for the first nine months of 2006 from the comparable 2005 amounts. Adjusting for the effects of foreign currency exchange, premiums earned increased 2.1% in 2006. Approximately 70% of premium volume in 2006 derived from life reinsurance (67% in 2005).
     The global life/health operations produced pre-tax underwriting gains of $49 million in the third quarter and $113 million in the first nine months of 2006, compared with $30 million and $60 million in the comparable 2005 periods. The results for the first nine months of 2006 reflected gains of $99 million from international business and $14 million from U.S. business. The pre-tax underwriting gains for the first nine months of 2006 and 2005 were principally attributable to the life business.

FORM 10-Q	Q/E 9/30/06
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
     BHRG’s pre-tax underwriting results for the third quarter and first nine months of 2006 and 2005 are summarized in the table below. Amounts are in millions.

	Premiums earned				Pre-tax underwriting gain/loss
	Third Quarter		First Nine Months		Third Quarter		First Nine Months
	2006	2005	2006	2005	2006	2005	2006	2005
Catastrophe and individual risk	$671	$589	$1,579	$1,233	$656	$(1,486)	$1,095	$(1,216)
Retroactive reinsurance	105	10	179	10	(5)	(74)	(164)	(218)
Other multi-line	794	596	1,977	1,719	84	(75)	35	82

	$1,570	$1,195	$3,735	$2,962	$735	$(1,635)	$966	$(1,352)

     Premiums earned from catastrophe and individual risk contracts increased $82 million (14%) in the third quarter of 2006 and $346 million (28%) for the first nine months of 2006 as compared to the same periods in 2005. Premiums written for the first nine months of 2006 totaled $2.1 billion, an increase of approximately 56% over the prior year. Much of the increase in volume was attributable to improved rates in the U.S. and limited industry capacity for catastrophe reinsurance which led to more opportunities to write new business. Pre-tax underwriting results in the first nine months of 2006 reflect no significant losses from 2006 catastrophe events and incurred losses of approximately $230 million attributable to pre-2006 events, primarily Hurricane Wilma which occurred in the fourth quarter of 2005. Pre-tax underwriting results from catastrophe and individual risk business for the third quarter of 2005 included losses of $2,059 million from Hurricanes Katrina and Rita.
     Retroactive policies normally provide very large, but limited, indemnification of unpaid losses and loss adjustment expenses with respect to past loss events which are generally expected to be paid over long periods of time. The underwriting losses from retroactive reinsurance are primarily attributable to the recurring amortization of deferred charges established on retroactive reinsurance contracts written over the past several years. The deferred charges are amortized over the expected claim payment period using the interest method. The amortization charges are recorded as losses incurred and, therefore, produce underwriting losses. The amount of amortization charges in a given period is based upon estimates of the timing and amount of future loss payments. Underwriting losses in the third quarter of 2006 are net of gains of approximately $70 million from contracts that were amended during the quarter and from reductions in expected losses under an existing contract. Underwriting losses in 2005 from retroactive contracts were net of a pre-tax gain of approximately $46 million from the settlement of remaining unpaid losses under a certain retroactive reinsurance agreement in the second quarter. At September 30, 2006, unamortized deferred charges were approximately $1.9 billion and gross unpaid losses with respect to retroactive reinsurance contracts were approximately $8.4 billion.
     Premiums earned from multi-line business in the third quarter and first nine months of 2006 exceeded premiums earned in the comparable 2005 periods by $198 million and $258 million, respectively. The comparative increases were attributable to increased volume from workers’ compensation programs and property contracts, partially offset by decreased volume from Lloyd’s syndicate participations. Multi-line business produced a pre-tax underwriting gain for the first nine months of 2006 of $35 million, reflecting no significant catastrophe losses. Pre-tax underwriting results in the third quarter of 2005 reflected losses of $209 million from Hurricanes Katrina and Rita.
     In October 2006, Berkshire and Equitas, a London based entity established to reinsure and manage the 1992 and prior years’ non-life liabilities of the Names or Underwriters at Lloyd’s of London, agreed in principle for National Indemnity to provide potentially up to $7 billion of new excess reinsurance to Equitas. Berkshire affiliates would also employ the current staff of Equitas and manage the run-off of Equitas’ liabilities. The agreement will be subject to the approval by certain regulatory authorities in the United States and the United Kingdom as well as various other conditions, which must be obtained by March 31, 2007. Consideration payable to National Indemnity under the arrangement would initially consist of all of Equitas’ assets less 100 million Pounds Sterling.

FORM 10-Q	Q/E 9/30/06
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Berkshire Hathaway Primary Group
     Premiums earned in the third quarter and first nine months of 2006 by Berkshire’s various primary insurers were $480 million and $1,377 million, respectively, increases of $37 million (8%) and $325 million (31%) over the corresponding prior year periods. Premiums earned in the first nine months of 2006 included $444 million from Med Pro which was acquired June 30, 2005. Berkshire’s primary insurers produced pre-tax underwriting gains of $108 million and $186 million for the third quarter and first nine months of 2006, respectively, as compared to a $10 million pre-tax underwriting loss for the third quarter of 2005 and a $45 million pre-tax underwriting gain for the first nine months of 2005. In 2006, excellent underwriting results were achieved in all major primary insurance activities, particularly National Indemnity’s auto and general liability business and Med Pro’s medical malpractice business. In the third quarter of 2005, the underwriting loss reflected an increase of prior year medical malpractice claim estimates for pre-2005 events, partially offset by a decrease in National Indemnity’s auto and general liability loss estimates for pre-2005 events.
          Insurance — Investment Income
     Net investment income of Berkshire’s insurance businesses for the third quarter and first nine months of 2006 and 2005 is summarized in the table below. Amounts are in millions.

	Third Quarter		First Nine Months
	2006	2005	2006	2005
Investment income before taxes and minority interests	$1,103	$900	$3,223	$2,538
Income taxes and minority interests	344	299	979	798

Net investment income	$759	$601	$2,244	$1,740

     Pre-tax investment income earned in 2006 by Berkshire’s insurance businesses exceeded amounts earned in 2005 by $203 million (23%) in the third quarter and $685 million (27%) in the first nine months. The increase in investment income in 2006 primarily reflects higher short-term interest rates in the United States and increased dividends as compared to 2005.
     A summary of investments held in Berkshire’s insurance businesses follows. Amounts are in millions.

	Sept. 30,	Dec. 31,	Sept. 30,
	2006	2005	2005
Cash and cash equivalents	$35,525	$38,814	$39,707
Equity securities	55,220	46,412	44,966
Fixed maturity securities	24,255	27,385	24,784
Other	835	918	1,913

	$115,835	$113,529	$111,370

     Fixed maturity securities as of September 30, 2006 were as follows. Amounts are in millions.

	Amortized	Unrealized
	Cost	Gains/Losses	Fair Value
U.S. Treasury, government corporations and agencies	$4,995	$(4)	$4,991
States, municipalities and political subdivisions	3,131	65	3,196
Foreign governments	8,069	(12)	8,057
Corporate bonds and redeemable preferred stocks, investment grade	3,218	174	3,392
Corporate bonds and redeemable preferred stocks, non-investment grade	1,879	1,241	3,120
Mortgage-backed securities	1,469	30	1,499

	$22,761	$1,494	$24,255

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

FORM 10-Q	Q/E 9/30/06
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
          Insurance — Investment Income (Continued)
     Invested assets derive from shareholder capital and reinvested earnings as well as net liabilities assumed under insurance contracts or “float.” The major components of float are unpaid losses, unearned premiums and other liabilities to policyholders less premiums and reinsurance receivables, deferred charges assumed under retroactive reinsurance contracts and deferred policy acquisition costs. Float totaled approximately $49.7 billion at September 30, 2006, $49.3 billion at December 31, 2005 and $48.9 billion at September 30, 2005. The cost of float, as represented by the ratio of pre-tax underwriting gain or loss to average float, was negative in both the first nine months of 2006 and for the full year of 2005 as Berkshire’s insurance businesses generated pre-tax underwriting gains.
          Utilities and Energy
     Revenues and earnings from utilities and energy businesses for the third quarter and first nine months of 2006 and 2005 are summarized below. Amounts are in millions.

	Third Quarter					First Nine Months
	Revenues		Earnings			Revenues		Earnings
	2006	2005	2006	2005		2006	2005	2006	2005
U.S. electricity and gas utilities	$1,802	$723	$330	$130		$4,542	$2,199	$697	$288
Natural gas pipelines	190	197	85	65		672	618	321	312
U.K. electricity distribution	243	210	137	113		669	664	368	354
Real estate brokerage	462	539	19	48		1,335	1,455	54	107
Other	152	118	111	74		512	338	382	203
Interest expense	—	—	(266)	(178)		—	—	(710)	(544)

	$2,849	$1,787	416	252		$7,730	$5,274	1,112	720

Income taxes and minority interests			155	111	*			460	338	*

			$261	$141				$652	$382

*	Includes an income tax charge of $14 million for the third quarter and $36 million for the first nine months of 2005 related to Berkshire’s accounting for its investments in MidAmerican under the equity method.
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
     Revenues in 2006 from the U.S. electricity and gas utilities business increased $1,079 million (149%) in the third quarter and $2,343 million (107%) for the first nine months over the comparable 2005 periods. The increases were primarily attributable to the acquisition of PacifiCorp on March 21, 2006 ($1,036 million for the third quarter and $1,972 million for the first nine months). In addition, non-regulated energy sales increased in 2006 due primarily to a change in management’s strategy related to certain end-use natural gas contracts, which resulted in prospective revenues and costs being recorded on a gross rather than net basis. Revenues from the natural gas pipeline business for the third quarter of 2006 reflect estimated refunds related to the pending rate case with the Federal Energy Regulatory Commission with respect to the Kern River pipeline.
     Pre-tax earnings of utilities and energy business for the third quarter and first nine months of 2006 increased $164 million (65%) and $392 million (54%), respectively, over the comparable 2005 periods. Pre-tax earnings in the third quarter and first nine months of 2006 from U.S. electricity and gas utilities business increased $200 million and $409 million, respectively, as compared to 2005 periods. The increases were due primarily to the inclusion of PacifiCorp ($201 million for the third quarter and $354 million for the first nine months of 2006) and to higher operating margins on retail and wholesale electricity sales in the first half of the year. Pre-tax earnings from other activities in 2006 included a gain of $117 million for the first nine months from the disposal of equity securities. Partially offsetting the aforementioned increases in pre-tax earnings was increased interest expense in 2006 ($88 million for the third quarter and $166 million for the first nine months). Interest expense in 2006 includes interest expense of PacifiCorp as well as interest on $1.7 billion of MidAmerican’s 6.125% bonds due 2036 issued in March 2006. In addition, revenues and pre-tax earnings of the real estate brokerage business declined in 2006 periods compared to 2005 primarily attributable to declines in the number of brokerage transactions closed as a result of the general slowdown in the U.S. housing markets.

FORM 10-Q	Q/E 9/30/06
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
          Manufacturing, Services and Retailing
     A comparison of third quarter and first nine months revenues and pre-tax earnings of Berkshire’s diverse manufacturing, services and retailing businesses follows. Amounts are in millions.

	Third Quarter				First Nine Months
	Revenues		Earnings		Revenues		Earnings
	2006	2005	2006	2005	2006	2005	2006	2005
McLane Company	$6,671	$6,388	$50	$53	$19,069	$17,909	$161	$181
Shaw Industries	1,515	1,512	138	145	4,493	4,238	462	372
Apparel	863	596	69	100	1,987	1,752	185	264
Building products	1,326	1,264	248	214	3,856	3,618	684	608
Flight services	1,125	854	103	42	3,182	2,538	234	100
Retail	706	641	44	37	2,052	1,881	121	105
Other	1,511	808	222	93	4,131	2,271	563	287

	$13,717	$12,063	874	684	$38,770	$34,207	2,410	1,917

Income taxes and minority interests			340	256			944	712

			$534	$428			$1,466	$1,205

     McLane Company
     Revenues from the McLane distribution business increased $283 million (4%) for the third quarter and $1,160 million (6%) for the first nine months of 2006 over the comparable 2005 periods. Pre-tax earnings of $50 million for the third quarter and $161 million for the first nine months of 2006 decreased $3 million (6%) and $20 million (11%) from the comparable 2005 periods. McLane’s business is marked by high sales volume and low profit margins and has been subject to increased price competition in recent periods. Approximately one-third of McLane’s total sales are to Wal-Mart. The increases in revenues in 2006 were due to increased grocery business partially offset by a reduction in restaurant food service business primarily due to the loss of a large customer in mid-2005. Pre-tax earnings declined during 2006 as a result of a 0.2% reduction in gross margin percentage which is primarily attributable to increased competition. Also, pre-tax earnings in the first nine months of 2005 included a $10 million gain from a litigation settlement.
     Shaw Industries
     Revenues of Shaw Industries in the third quarter of 2006 were relatively unchanged from 2005 and for the first nine months increased $255 million (6%) over 2005. The revenue increase in the first nine months of 2006 was due to increased average net selling prices partially offset by a 5% reduction in volume. The comparative decline in 2006 unit sales versus 2005 accelerated during the third quarter. Management attributed this to a slowing of housing construction in 2006 and the acceleration of customer purchases in the third quarter of 2005 in anticipation of fourth quarter price increases. Pre-tax earnings for the third quarter of 2006 declined $7 million (5%) and for the first nine months increased $90 million (24%) over the corresponding 2005 periods. The increase in pre-tax earnings in the first nine months of 2006 was primarily attributable to the integration of carpet backing and nylon-fiber manufacturing operations acquired in the fourth quarter of 2005. These two acquisitions allow Shaw to internally produce most of its carpet-backing needs and to secure a more stable raw material source. Sales volume is expected to continue to slow over the remainder of 2006.
     Apparel
     Apparel business revenues in the third quarter and first nine months of 2006 increased $267 million (45%) and $235 million (13%), respectively, compared with 2005 periods. The increases were due to the post-acquisition revenues of Russell Corporation (“Russell”), partially offset by declines in other clothing revenues. As discussed in Note 3 to the Interim Consolidated Financial Statements, on August 2, 2006 Berkshire acquired Russell, a manufacturer of athletic uniforms, apparel, athletic footwear, sporting goods, athletic equipment, and accessories for a variety of sports, outdoor and fitness activities. For the year ending December 31, 2005, Russell reported revenues of approximately $1.4 billion and pre-tax earnings of approximately $43 million. Pre-tax earnings of apparel businesses in the third quarter and first nine months of 2006 were $69 million and $185 million, respectively, decreases of $31 million (31%) and $79 million (30%), respectively, from 2005. The declines in pre-tax earnings were attributable to lower earnings from clothing, reflecting primarily lower average net selling prices and product mix changes as well as higher advertising costs and facilities closure costs related to certain of Fruit of the Loom’s manufacturing facilities.

FORM 10-Q	Q/E 9/30/06
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
          Manufacturing, Services and Retailing (Continued)
     Building Products
     Revenues for the third quarter and first nine months of 2006 of the building products group of $1,326 million and $3,856 million increased $62 million and $238 million, respectively, compared with 2005 periods. Increased revenues for the first nine months of 2006 were generated by all of the major businesses included in this segment and reflected higher average selling prices and increased unit volume for insulation products, connector plates and truss machinery. However, the slowdown in home construction became more evident in the third quarter of 2006 and unit sales of brick and connector plate products declined as compared to 2005. The increases in selling prices were generally in response to raw material and energy cost inflation which drove manufacturing and delivery costs higher.
     Pre-tax earnings in 2006 for the group totaled $248 million for the third quarter and $684 million for the first nine months and exceeded pre-tax earnings in the comparable 2005 periods by $34 million and $76 million, respectively. The increase in pre-tax earnings in the first nine months of 2006 over 2005 was primarily attributable to general increases in average selling prices partially offset by higher average manufacturing, energy and delivery costs. In particular, escalating raw materials, labor and fuel costs as well as product mix changes resulted in declines in 2006 pre-tax earnings from the paint/coatings business. Changes in housing construction conditions as well as sources and prices of raw materials and energy can have a significant effect on the operating results of the building products group.
     Flight Services
     Flight services revenues in the third quarter and first nine months of 2006 increased $271 million (32%) and $644 million (25%) as compared to 2005. Revenues from NetJets’ fractional aircraft ownership business for the first nine months of 2006 increased $612 million (30%) over 2005, reflecting a 24% increase in flight operations and management service revenues and increased fractional aircraft sales. In 2006, occupied flight hours increased 18% and average hourly rates increased as well. The number of aircraft managed within the NetJets program over the past twelve months has increased 13%. Revenues for the third quarter and first nine months of 2006 from training (FlightSafety) increased 3% and 6% over the comparable 2005 periods. The revenue increases were primarily due to increased corporate aviation demand and price increases. In 2006, pre-tax earnings of the flight services businesses totaled $103 million in the third quarter and $234 million for the first nine months compared to $42 million and $100 million for the comparable 2005 periods. The major portion of these increases related to the NetJets fractional ownership business. The improvement in operating results at NetJets reflected a decline in subcontracted flights that are necessary to meet peak customer demand, increased management and usage revenues and increased margins from fractional aircraft sales somewhat offset by higher interest, depreciation and payroll expenses.
     Retail
     Berkshire’s retail operations consist of several home furnishings and jewelry retailers. Revenues of the home furnishings businesses in the third quarter and first nine months of 2006 increased $57 million (12%) and $148 million (11%), respectively, over 2005. Revenues for the first nine months of 2006 included sales from two new RC Willey stores of $57 million. Aggregate same store sales of home furnishings businesses for the first nine months of 2006 increased approximately 7% compared to 2005. Revenues from jewelry businesses were $157 million and $503 million for the third quarter and first nine months of 2006, representing increases of $8 million (5%) and $23 million (5%), respectively, over the corresponding 2005 periods. Pre-tax earnings of the retail group for the third quarter were $44 million and for the first nine months of 2006 were $121 million, increases of $7 million (19%) and $16 million (15%) over corresponding 2005 periods. Substantially all of the comparative increase in pre-tax earnings was produced by the home furnishings operations.
     Other
     Other businesses include a wide array of manufacturing and service businesses. Included in this diverse group are three businesses acquired subsequent to June 30, 2005. Berkshire acquired Forest River (on August 31, 2005), a leading manufacturer of leisure vehicles in the U.S.; Business Wire (on February 28, 2006), a leading global distributor of corporate news, multimedia and regulatory filings; and IMC (on July 5, 2006), a leading global producer of metal cutting tools. These acquisitions are responsible for a significant portion of the comparative increases in both revenues and earnings for this diverse group of businesses.

FORM 10-Q	Q/E 9/30/06
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
          Finance and Financial Products
     A summary of revenues and earnings from Berkshire’s finance and financial products businesses for the third quarter and first nine months of 2006 and 2005 follows. Amounts are in millions.

	Third Quarter				First Nine Months
	Revenues		Earnings		Revenues		Earnings
	2006	2005	2006	2005	2006	2005	2006	2005
Manufactured housing and finance	$884	$829	$129	$107	$2,655	$2,260	$388	$311
Furniture/transportation equipment leasing	229	222	52	46	659	625	131	115
Other	143	129	101	54	509	420	357	179

	$1,256	$1,180	282	207	$3,823	$3,305	876	605

Income taxes and minority interests			99	80			321	230

			$183	$127			$555	$375

     Revenues and pre-tax earnings from manufactured housing and finance activities (Clayton Homes) increased in the third quarter and first nine months of 2006 as compared to 2005. For the first nine months of 2006, manufactured home sales increased ($295 million) compared to 2005 as a result of increases in both units sold (10%) and weighted average price per home (11%). However, third quarter 2006 unit sales were 4% lower than in 2005. Additionally, interest income from installment loans increased $121 million in the first nine months of 2006 over 2005 due to comparatively higher average installment loan balances primarily from loan portfolio acquisitions during 2005. The balance of installment loans has stabilized after significant increases in recent years. Absent major new loan portfolio acquisitions or significant increases in loan originations, installment loan balances are expected to gradually decline as loan portfolios acquired in 2004 and 2005 are repaid. Consequently, the rate of growth in interest income may decline over the next year and amounts may eventually decline in comparison with amounts earned in 2006.
     Pre-tax earnings from furniture and transportation equipment leasing activities for the first nine months of 2006 increased $16 million over 2005, reflecting higher rental income, partially offset by higher depreciation and other operating expenses. Pre-tax earnings from other finance activities for the first nine months of 2006 of $357 million increased $178 million over 2005. Other finance activities include the General Re derivatives business, which has completed a major portion of its run-off, and Berkshire’s earnings from its investment in Value Capital, a partnership that was substantially liquidated as of June 30, 2006. The General Re derivatives business had 222 open trades at September 30, 2006. These two activities generated pre-tax losses of $30 million and $97 million for the third quarter and first nine months of 2005, respectively, as compared to pre-tax losses of $1 million and $3 million in the comparable 2006 periods. Other pre-tax earnings for the first nine months of 2006 include a fee of $67 million in connection with an Equity Commitment Agreement that Berkshire entered into with USG Corporation (“USG”). Under the Equity Commitment Agreement, Berkshire agreed to purchase no less than 6.5 million and up to 44.9 million additional shares of USG common stock to facilitate an equity rights offering.
          Investment and Derivative Gains/Losses
     A summary of investment and derivative gains and losses follows. Amounts are in millions.

	Third Quarter		First Nine Months
	2006	2005	2006	2005
Investment gains/losses from -
Sales and other disposals of investments	$262	$611	$995	$1,242
Life settlement contracts	—	(16)	92	(68)
Other	16	13	(92)	(12)
Derivative gains/losses from -
Foreign currency forward contracts	2	29	240	(897)
Other	(13)	104	296	111

Gains/losses before income taxes and minority interests	267	741	1,531	376
Income taxes and minority interests	93	261	537	133

Net gains/losses	$174	$480	$994	$243

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

FORM 10-Q	Q/E 9/30/06
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Investment and Derivative Gains/Losses (Continued)
     As discussed in Note 13 to the Interim Consolidated Financial Statements, Berkshire adopted FTB 85-4-1 in the first quarter of 2006. As a result, the carrying value of investments in life settlement contracts was increased $277 million through the application of the investment (or cost) method. The cumulative after tax effect of the increase in carrying value as of December 31, 2005 of $180 million was credited directly to retained earnings as of the beginning of 2006. The pre-tax gain for the first nine months of 2006 reflects the disposition of a portfolio of life settlement contracts.
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
     Derivative gains and losses from foreign currency forward contracts arise as the value of the U.S. dollar changes against certain foreign currencies. Small changes in certain foreign currency exchange rates produce material changes in the fair value of these contracts and consequently can produce exceptional volatility in reported earnings. During the first nine months of 2006, the notional value of open contracts declined approximately $12.7 billion to $1.1 billion as of September 30, 2006. The notional value of open contracts at September 30, 2005 was approximately $16.5 billion. During the first nine months of 2005, the value of most foreign currencies decreased relative to the U.S. dollar and, accordingly, the forward contracts produced pre-tax losses.
     Berkshire has also entered into other derivative contracts pertaining to credit default risks of other U.S. entities as well as equity price risk associated with major equity indexes. Such contracts are carried at estimated fair value and the periodic change in estimated fair value is included in earnings. These contracts are not traded on an exchange and independent market price data are not consistently available. Accordingly, considerable judgment is required in estimating fair value. The other derivatives gains earned in the first nine months of 2006 derived primarily from changes in estimated fair values of open credit contracts.
Financial Condition
     Berkshire’s balance sheet continues to reflect significant liquidity and a strong capital base. Consolidated shareholders’ equity at September 30, 2006 was $102.2 billion and $91.5 billion at December 31, 2005. Cash and investments of insurance and other businesses was approximately $117.7 billion at September 30, 2006 (including cash and cash equivalents of $36.9 billion) and $115.6 billion at December 31, 2005 (including cash and cash equivalents of $40.5 billion).
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
     On July 5, 2006, Berkshire acquired 80% of Iscar Metalworking Companies (“IMC”) for $4 billion in cash. On August 2, 2006, Berkshire completed the acquisition of Russell for $600 million in cash. In addition, approximately $530 million of term debt and revolving credit loans of Russell were repaid during the third quarter of 2006. Berkshire utilized existing cash balances to fund the IMC and Russell acquisitions and to repay the Russell obligations.
     Berkshire maintains a large amount of shareholder capital in insurance subsidiaries for strategic purposes and in support of reserves for unpaid losses. Insurance businesses are subject to regulation. In the United States, in particular, dividend payments by insurance companies are subject to prior approval by state regulators. For the nine months ending September 30, 2006, insurance subsidiaries paid dividends of $5.5 billion to Berkshire.
     During the first nine months of 2006, capital expenditures of the utilities and energy businesses were $1.7 billion. Forecasted capital expenditures, construction and other development costs for the year ending December 31, 2006 are approximately $2.5 billion. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of such reviews. MidAmerican expects to fund these capital expenditures with cash flows from operations and the issuance of debt.
     Assets of the finance and financial products businesses were $24.2 billion at September 30, 2006 and $24.5 billion as of December 31, 2005, consisting primarily of loans and finance receivables, fixed maturity securities and cash and cash equivalents. Liabilities were $19.1 billion as of September 30, 2006 and $20.3 billion as of December 31, 2005 and include notes and other borrowings of $10.8 billion at September 30, 2006 and $10.9 billion at December 31, 2005. Notes payable include $8.85 billion par amount of medium term notes issued by Berkshire Hathaway Finance Corporation (“BHFC”). The notes mature at various dates beginning in 2007 ($700 million par) through 2015. The proceeds from these notes were used to finance originated and acquired loans of Clayton. Full and timely payment of principal and interest on the notes issued by BHFC is guaranteed by Berkshire.

FORM 10-Q	Q/E 9/30/06
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Contractual Obligations
     Berkshire and its subsidiaries are parties to contracts associated with ongoing business and financing activities, which will result in cash payments to counterparties in future periods. Certain obligations reflected in the Consolidated Balance Sheets, such as notes payable, require future payments on contractually specified dates and in fixed and determinable amounts. The timing and amount of the payment of other obligations such as unpaid property and casualty loss reserves are contingent upon the outcome of future events. Other obligations pertain to the acquisition of goods or services in the future, which are not currently reflected in the financial statements, such as minimum rentals under operating leases. Except as discussed in the following paragraph, Berkshire’s consolidated contractual obligations as of September 30, 2006 did not change materially from those disclosed in Berkshire’s Annual Report on Form 10-K for the year ending December 31, 2005.
     As a result of Berkshire’s consolidation of MidAmerican in 2006, Berkshire’s consolidated contractual obligations have changed significantly from December 31, 2005. The table below summarizes the contractual obligations of MidAmerican as of September 30, 2006. The actual timing and amount of payments may differ materially from the amounts shown in the table. Amounts are in millions.

	Estimated payments due by period
	Total	2006	2007-2008	2009-2010	After 2010
Notes payable and other borrowings, including interest	$30,672	$873	$4,977	$2,131	$22,691
Operating leases	478	24	164	99	191
Purchase obligations	10,762	468	2,793	1,855	5,646

Total	$41,912	$1,365	$7,934	$4,085	$28,528

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
     Berkshire’s Consolidated Balance Sheet as of September 30, 2006 includes estimated liabilities for unpaid losses from property and casualty insurance and reinsurance contracts of $46.9 billion ($48.0 billion at December 31, 2005) and reinsurance recoverables of $2.8 billion ($3.0 billion at December 31, 2005). Due to the inherent uncertainties in the process of establishing these amounts, the actual ultimate claim amounts will likely differ from the currently recorded amounts. A small percentage change in estimates of this magnitude will result in a material effect on reported earnings. Future effects from changes in these estimates will be recorded as a component of losses incurred in the period of the change. Unamortized deferred charges on retroactive reinsurance policies assumed totaled $2.1 billion at September 30, 2006. Significant changes in either the timing or ultimate amount of loss payments may have a significant effect on unamortized deferred charges and the amount of periodic amortization.
     Berkshire’s Consolidated Balance Sheet as of September 30, 2006 includes goodwill of acquired businesses of approximately $32.2 billion, including $5.5 billion of goodwill related to MidAmerican. A significant amount of judgment is required in performing goodwill impairment tests. Such tests include periodically estimating and reviewing the fair value of Berkshire’s reporting units. There are several methods of estimating a reporting unit’s fair value, including market quotations, asset and liability fair values and other valuation techniques, such as discounted projected future net earnings and multiples of earnings. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then individual assets, including identifiable intangible assets, and liabilities of the reporting unit are estimated at fair value. The excess of the estimated fair value of the reporting unit over the estimated fair value of net assets would establish the implied value of goodwill. The excess of the recorded amount of goodwill over the implied value is then charged to earnings as an impairment loss.

FORM 10-Q	Q/E 9/30/06
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Critical Accounting Policies (Continued)
     Berkshire’s consolidated financial position reflects very significant amounts of invested assets. A substantial portion of these assets are carried at fair values based upon current market quotations, where available, or prices obtained from independent pricing services. Certain of Berkshire’s fixed maturity securities are not actively traded in the financial markets. If market quotations and independent pricing service values are not available, fair values are based upon pricing models. Considerable judgment is required in determining the assumptions used in certain pricing models, including interest rate, loan prepayment speed, credit risk and liquidity risk assumptions. Significant changes in these assumptions can have a significant effect on carrying values.
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

FORM 10-Q	Q/E 9/30/06
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Reference is made to Berkshire’s most recently issued Annual Report and in particular the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Except as discussed in the following paragraph, as of September 30, 2006, there are no material changes in the market risks described in Berkshire’s most recently issued Annual Report on Form 10-K for the year ending December 31, 2005.
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

FORM 10-Q	Q/E 9/30/06
Part II Other Information
Item 1. Legal Proceedings
     a) Governmental Investigations
     On October 17, 2006, counsel for General Reinsurance Corporation (“General Reinsurance”), a wholly owned subsidiary of Berkshire, received a letter from the U.S. Attorney for the Eastern District of Virginia, Richmond Division (the “EDVA U.S. Attorney”), stating that the EDVA U.S. Attorney does not currently view General Reinsurance as a target or subject in connection with the EDVA U.S. Attorney’s pending investigation of Reciprocal of America (“ROA”). ROA was a Virginia-based reciprocal insurer of physician, hospital and lawyer professional liability risks. As previously disclosed, General Reinsurance and four of its current or former employees, including a former president, had received subpoenas for documents from the EDVA U.S. Attorney in connection with the EDVA U.S. Attorney’s investigation of ROA, and a number of current and former employees of General Reinsurance had been interviewed by the EDVA U.S. Attorney and the U.S. Department of Justice (“DOJ”) in connection with this investigation. It was previously disclosed that one of the individuals originally subpoenaed had been informed by the EDVA U.S. Attorney that this individual was a target of the EDVA U.S. Attorney’s investigation. The EDVA U.S. Attorney also confirmed that neither this individual, nor any current or former employee of General Reinsurance, is currently a target of the EDVA U.S. Attorney’s investigation. General Reinsurance will continue to cooperate fully with the EDVA U.S. Attorney in its pending investigation of ROA. General Reinsurance has been sued in a number of civil actions related to ROA, as described below.
     General Re Corporation (“General Re”), Berkshire, and certain of Berkshire’s other insurance subsidiaries, including National Indemnity Company (“NICO”) have been continuing to cooperate fully with the U.S. Securities and Exchange Commission (“SEC”), the DOJ and the New York State Attorney General (“NYAG”) in their ongoing investigations of non-traditional products. The EDVA U.S. Attorney and the DOJ have also been working with the SEC in connection with these investigations. General Re originally received subpoenas from the SEC and NYAG in January 2005. General Re, Berkshire and NICO have been providing information to the government relating to transactions between General Reinsurance or NICO (or their respective subsidiaries or affiliates) and other insurers in response to the January 2005 subpoenas and related requests and, in the case of General Reinsurance (or its subsidiaries or affiliates), in response to subpoenas from other U.S. Attorneys conducting investigations relating to certain of these transactions. In particular, General Re and Berkshire have been responding to requests from the government for information relating to certain transactions that may have been accounted for incorrectly by counterparties of General Reinsurance (or its subsidiaries or affiliates). Berkshire understands that the government is evaluating the actions of General Re and its subsidiaries, as well as those of their counterparties, to determine whether General Re or its subsidiaries conspired with others to misstate counterparty financial statements or aided and abetted such misstatements by the counterparties. The SEC, NYAG, DOJ and the EDVA U.S. Attorney have interviewed a number of current and former officers and employees of General Re and General Reinsurance as well as Berkshire’s Chairman and CEO, Warren E. Buffett.
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
     In May 2005, General Re terminated the consulting services of its former Chief Executive Officer, Ronald Ferguson, after Mr. Ferguson invoked the Fifth Amendment in response to questions from the SEC relating to its investigation. In June 2005, John Houldsworth, the former Chief Executive Officer of Cologne Reinsurance Company (Dublin) Limited (“CRD”), a subsidiary of General Re, pleaded guilty to a federal criminal charge of conspiring with others to misstate certain AIG financial statements and entered into a partial settlement agreement with the SEC with respect to such matters. Mr. Houldsworth, who had been on administrative leave, was terminated following this announcement. In June 2005, Richard Napier, a former Senior Vice President of General Re who had served as an account representative for the AIG account, also pleaded guilty to a federal criminal charge of conspiring with others to misstate certain AIG financial statements and entered into a partial settlement agreement with the SEC with respect to such matters. General Re terminated Mr. Napier following the announcement of these actions.
     In September 2005, Ronald Ferguson, Joseph Brandon, the Chief Executive Officer of General Re, Christopher Garand, a former Senior Vice President of General Reinsurance, and Robert Graham, a former Senior Vice President and Assistant General Counsel of General Reinsurance, each received a “Wells” notice from the SEC. Elizabeth Monrad, the former Chief Financial Officer of General Re, also received a “Wells” notice from the SEC in May 2005 in connection with its investigation. The SEC announced on February 2, 2006 that it had filed an enforcement action against Mr. Ferguson, Ms. Monrad, Mr. Graham, Mr. Garand and a former AIG officer for aiding and abetting AIG’s violations of the antifraud provisions and other provisions of the federal securities laws in connection with the AIG Transaction. The SEC complaint seeks permanent injunctive relief, disgorgement of any ill-gotten gains, civil penalties and orders barring each defendant from acting as an officer or director of a public company. This case is presently stayed.

FORM 10-Q	Q/E 9/30/06
Item 1. Legal Proceedings (Continued)
     On February 1, 2006, Mr. Ferguson, Ms. Monrad and Mr. Graham, along with the same former officer of AIG, were indicted by a grand jury in the United States District Court for the Eastern District of Virginia. On September 20, 2006, the DOJ announced a superseding indictment that includes charges against Mr. Garand and charges similar to those in the original indictment against Mr. Ferguson, Ms. Monrad, Mr. Graham and the former officer of AIG. Each of Mr. Ferguson, Ms. Monrad and Mr. Graham is charged with one count of conspiracy to violate securities laws and to commit mail fraud, seven counts of securities fraud, five counts of making false statements to the SEC, and three counts of mail fraud in connection with the AIG Transaction. Mr. Garand is charged with one count of conspiracy to violate securities laws and to commit mail fraud, three counts of securities fraud, three counts of making false statements to the SEC, and three counts of mail fraud in connection with the AIG Transaction. Each of these individuals has pleaded not guilty to all charges. The action has been transferred to the United States District Court for the District of Connecticut and trial is set for March 1, 2007.
     On February 9, 2006, AIG announced that it had reached a resolution of claims and matters under investigation with the DOJ, the SEC, the NYAG and the New York State Department of Insurance in connection with the accounting, financial reporting and insurance brokerage practices of AIG and its subsidiaries, including claims and matters under investigation relating to the AIG Transaction, as well as claims relating to the underpayment of certain workers’ compensation premium taxes and other assessments. AIG announced that it would make payments totaling approximately $1.64 billion as a result of these settlements.
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
     In December 2004, the Financial Services Authority (“FSA”) advised General Reinsurance’s affiliate Faraday Group (“Faraday”) that it was investigating Milan Vukelic, the then Chief Executive Officer of Faraday, with respect to transactions entered into between General Reinsurance Australia Limited (“GRA”) and companies affiliated with FAI Insurance Limited in 1998. Mr. Vukelic previously served as the head of General Re’s international finite business unit. In April 2005, the FSA advised General Reinsurance that it was investigating Mr. Vukelic and John Byrne, former Chief Executive Officer of CRD, with respect to certain finite risk reinsurance transactions, including transactions between CRD and several other insurers. In May 2005, Mr. Vukelic was placed on administrative leave and in July 2005 his employment was terminated. In addition, the FSA has requested that General Reinsurance affiliates based in the United Kingdom provide information relating to the transactions involved in their investigations. In July 2006, the FSA issued an agreed-upon prohibition order to Mr. Byrne (the “Byrne Order”), prohibiting him from performing in the UK any controlled function in relation to any regulated activity of the FSA. The Byrne Order states, among other things, that Mr. Byrne was involved in arranging and structuring transactions that allowed certain counterparties of General Re’s non-U.S. subsidiaries to misrepresent their financial position to regulators, auditors, tax authorities and others, including investors, and that Mr. Byrne knew the counterparties would be likely to engage in such misrepresentations. Berkshire understands that the FSA continues to investigate the role of certain of General Re’s non-U.S. subsidiaries and of individuals in these transactions. In connection with the Byrne Order, CRD entered into a related settlement agreement with the FSA in which it agreed not to make any public statement inconsistent with the facts and matters set out in the FSA’s final notice related to the Byrne Order. General Re and its affiliates are cooperating fully with the FSA in these matters.
     On April 14, 2005, the Australian Prudential Regulation Authority (“APRA”) announced an investigation involving financial or finite reinsurance transactions by GRA. An inspector was appointed by APRA under section 52 of the Insurance Act 1973 to conduct an investigation of GRA’s financial or finite reinsurance business. The inspector examined four directors of GRA in June 2006. GRA has been cooperating fully with this investigation. The inspector has submitted its final investigative report to APRA. On or about the date of the Byrne Order, APRA accepted an enforceable undertaking from Mr. Byrne, prohibiting him from being or acting as a director or senior manager of a general insurer, non-operating holding company or agent of a foreign insurer in Australia for a five year period.
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
     General Reinsurance’s subsidiary, Kolnische Ruckversicherungs-Gesellschaft AG (“Cologne Re”), is also cooperating fully with requests for information and orders to produce documents from the German Federal Financial Supervisory Authority (the “BaFin”) regarding the activities of Cologne Re relating to “finite reinsurance” and regarding transactions between Cologne Re or its subsidiaries, including CRD, and certain counterparties. In particular, Cologne Re is

FORM 10-Q	Q/E 9/30/06
Item 1. Legal Proceedings (Continued)
cooperating fully with a BaFin order to produce documents received on October 24, 2006. The order states that it is part of the BaFin’s continuing investigation into financial reinsurance agreements and that Cologne Re, and possibly one or more of its senior executives, is suspected of violating legal provisions in regard to such agreements.
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
     There are currently thirteen federal lawsuits involving ROA and related entities. Nine are putative class actions initiated by doctors, hospitals and lawyers that purchased insurance through ROA or certain of its Tennessee-based risk retention groups. These complaints seek compensatory, treble and punitive damages in an amount plaintiffs contend is just and reasonable. General Reinsurance is also subject to actions brought by the Virginia Commissioner of Insurance, as Deputy Receiver of ROA, the Tennessee Commissioner of Insurance, as Liquidator for three Tennessee risk retention groups, a federal lawsuit filed by a Missouri-based hospital group and a state lawsuit filed by an Alabama doctor that was removed to federal court. The first of these actions was filed in March 2003 and additional actions were filed in April 2003 through June 2006. In the action filed by the Virginia Commissioner of Insurance, the Commissioner asserts in several of its claims that the alleged damages being sought exceed $200 million in the aggregate as against all defendants. All of these cases are collectively assigned to the U.S. District Court for the Western District of Tennessee for pretrial proceedings. General Reinsurance filed motions to dismiss all of the claims against it in these cases and, on June 12, 2006, the court granted General Reinsurance’s motion to dismiss the complaints of the Virginia and Tennessee receivers. The court granted the Tennessee receiver leave to amend her complaint, and the Tennessee receiver filed her amended complaint on August 7, 2006. General Reinsurance has filed a motion to dismiss the amended complaint in its entirety and awaits a ruling by the court. The Virginia receiver has moved for reconsideration of the dismissal and for leave to amend his complaint. General Reinsurance has filed its opposition to that motion and awaits a ruling by the court. The court has also not yet ruled on General Reinsurance’s motions to dismiss the complaints of the other plaintiffs. The parties have now commenced discovery.
     General Reinsurance is also a defendant in two lawsuits filed in Alabama state courts. The first suit was filed in the Circuit Court of Montgomery County by a group of Alabama hospitals that are former members of the Alabama Hospital Association Trust (“AHAT”). This suit (the “AHA Action”) alleged violations of the Alabama Securities Act, conspiracy, fraud, suppression, unjust enrichment and breach of contract against General Reinsurance and virtually all of the defendants in the federal suits based on an alleged business combination between AHAT and ROA in 2001 and subsequent capital contributions to ROA in 2002 by the Alabama hospitals. The allegations of the AHA Action are largely identical to those set forth in the complaint filed by the Virginia receiver for ROA. General Reinsurance previously filed a motion to dismiss all of the claims in the AHA Action. The motion was granted in part by an order in March 2005, which dismissed the Alabama Securities Act claim against General Reinsurance and ordered plaintiffs to amend their allegations of fraud and suppression. Plaintiffs in the AHA Action filed their Amended and Restated Complaint in April 2005, alleging claims of conspiracy, fraud, suppression and aiding and abetting breach of fiduciary duty against General Reinsurance. General Reinsurance filed a motion to dismiss all counts of the Amended and Restated Complaint in May 2005. On July 22, 2005, the Court denied General Reinsurance’s motion to dismiss. General Reinsurance filed and served its answer and affirmative defenses to the Amended and Restated Complaint on September 1, 2005. The second suit, also filed in the Circuit Court of Montgomery County, was initiated by Baptist Health Systems, Inc. (“BHS”), a former member of AHAT, and alleged claims identical to those in the initial AHA Action, plus claims for breach of fiduciary duty and wantonness. These cases have been consolidated for pretrial purposes. BHS filed its First Amended Complaint in April 2005, alleging violations of the Alabama Securities Act, conspiracy, fraud, suppression, breach of fiduciary duty, wantonness and unjust enrichment against General Reinsurance. General Reinsurance filed a motion to dismiss all counts of the Amended and Restated Complaint in May 2005. On July 22, 2005, the Court granted General Reinsurance’s motion to dismiss the Alabama Securities Act claim but denied General Reinsurance’s motion to dismiss all other counts. General Reinsurance filed and served its answer and affirmative defenses to the Amended and Restated Complaint on September 1, 2005.

FORM 10-Q	Q/E 9/30/06
Item 1. Legal Proceedings (Continued)
Coordinated discovery has begun in both the AHA Action and the BHS action. The AHA Action and the BHS action claim damages in excess of $60 million in the aggregate as against all defendants. These matters are scheduled for trial on January 8, 2007.
     Actions Related to AIG
     General Reinsurance received a Summons and a Consolidated Amended Class Action Complaint on April 29, 2005, in the matter captioned In re American International Group Securities Litigation, Case No. 04-CV-8141-(LTS), United States District Court, Southern District of New York. This is a putative class action asserted on behalf of investors who purchased publicly-traded securities of AIG between October 1999 and March 2005. On June 7, 2005, General Reinsurance received a second Summons and Class Action Complaint in a putative class action asserted on behalf of investors who purchased AIG securities between October 1999 and March 2005, captioned San Francisco Employees’ Retirement System, et al. vs. American International Group, Inc., et al., Case No. 05-CV-4270 (LTS), United States District Court, Southern District of New York. At a July 2005 conference, the court ruled that the plaintiffs in case no. 04-CV-8141 would be lead plaintiffs. On September 27, 2005, the plaintiffs in case no. 04-CV-8141 filed a Consolidated Second Amended Complaint (the “Complaint”). The Complaint asserts various claims against AIG, and various of its officers, directors, investment banks and other parties. Included among the defendants are General Reinsurance and Messrs. Ferguson, Napier and Houldsworth (whom the Complaint defines as the “General Re Defendants”). The Complaint alleges that the General Re Defendants violated Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated under that Act through their activities in connection with the AIG transaction described in “Governmental Investigations,” above. The Complaint seeks damages and other relief in unspecified amounts. The General Re Defendants moved to dismiss the Complaint on the grounds that it failed to state a claim on which relief can be granted against these defendants. The motion was heard on April 20, 2006, and was denied by the Court. General Reinsurance has answered the Complaint, denying liability and asserting various affirmative defenses. Document production has begun, but no other discovery has taken place. No trial date has been scheduled.
     A member of the putative class in the litigation described in the preceding paragraph has indicated its desire to opt out of the class and has asserted similar claims against General Re and Mr. Ferguson in a separate complaint, Florida State Board of Administration v. General Re Corporation, et al., Case No. 06-CV-3967, United States District Court, Southern District of New York. The claims against General Re and Mr. Ferguson closely resemble those asserted in the class action. The complaint does not specify the amount of damages sought. General Re has answered the Complaint, denying liability and asserting various affirmative defenses. No discovery has taken place, and no trial date has been established. The parties have agreed to coordinate discovery and other proceedings among this action, a similar action filed by the same plaintiff against AIG and others, and the class action described in the preceding paragraph.
     On July 27, 2005, General Reinsurance received a Summons and a Verified and Amended Shareholder Derivative Complaint in In re American International Group, Inc. Derivative Litigation, Case No. 04-CV-08406, United States District Court, Southern District of New York, naming “Gen Re Corporation” as a defendant. It is unclear whether the plaintiffs are asserting claims against General Reinsurance or its parent, General Re. This case is assigned to the same judge as the class actions described above. The complaint, brought by several alleged shareholders of AIG, seeks damages, injunctive and declaratory relief against various officers and directors of AIG as well as a variety of individuals and entities with whom AIG did business, relating to a wide variety of allegedly wrongful practices by AIG. The allegations against “Gen Re Corporation” focus on the late 2000 transaction with AIG described above, and the complaint purports to assert causes of action against “Gen Re Corporation” for aiding and abetting other defendants’ breaches of fiduciary duty and for unjust enrichment. The complaint does not specify the amount of damages or the nature of any other relief sought against “Gen Re Corporation.” In August 2005, General Reinsurance received a Summons and First Amended Consolidated Shareholders’ Derivative Complaint in In re American International Group, Inc. Consolidated Derivative Litigation, Case No. 769-N, Delaware Chancery Court. The claims asserted in the Delaware complaint are substantially similar to those asserted in the New York derivative complaint described earlier in this paragraph, except that the Delaware complaint makes clear that the plaintiffs are asserting claims against both General Reinsurance and General Re. Proceedings in both the New York derivative suit and the Delaware derivative suit are stayed until November 30, 2006.
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

FORM 10-Q	Q/E 9/30/06
Item 1. Legal Proceedings (Continued)
caused various losses to FAI and HIH. The Liquidator of HIH served its Complaint on GRA and Cologne Re in June 2006. The FAI Liquidator has until December 15, 2006 to serve his complaint on GRA and Cologne Re. The Court in the HIH litigation has set a status conference for November 9, 2006, to set a pretrial schedule.
     Insurance Brokerage Antitrust Litigation
     Berkshire, General Re and General Reinsurance are defendants in this multi-district litigation, In Re: Insurance Brokerage Antitrust Litigation, MDL No. 1663 (D.N.J.). In February 2005, the Judicial Panel on Multidistrict Litigation transferred several different cases to the District of New Jersey for coordination and consolidation. Each consolidated case concerned allegations of an industry-wide scheme on the part of commercial insurance brokers and insurance companies to defraud a purported class of insurance purchasers through bid-rigging and contingent commission arrangements. Berkshire, General Re and General Reinsurance were not parties to the original, transferred cases. On August 1, 2005, the named plaintiffs—fourteen businesses, two municipalities, and three individuals—filed their First Consolidated Amended Commercial Class Action Complaint, and Berkshire, General Re and General Reinsurance (along with a large number of insurance companies and insurance brokers) were named as defendants in the Amended Complaint. The plaintiffs claim that all defendants engaged in a pattern of racketeering activity, in violation of RICO, and that they conspired to restrain trade. They further allege that the broker defendants breached fiduciary duties to the plaintiffs, that the insurer defendants aided and abetted that breach, and that all defendants were unjustly enriched in the process. Plaintiffs seek treble damages in an unspecified amount, together with interest and attorneys fees and expenses. They also seek a declaratory judgment of wrongdoing as well as an injunction against future anticompetitive practices. On November 29, 2005, General Re, General Reinsurance and Berkshire, together with the other defendants, filed motions to dismiss the complaint. The Court issued an order and opinion on October 3, 2006. The Court reserved judgment on the RICO issues pending the filing of an Amended RICO Case Statement. On the antitrust claims, the Court rejected defendants’ argument that the McCarran-Ferguson Act precluded plaintiffs’ antitrust claims. However, the Court also found that plaintiffs allegations had “insufficient particularity” to demonstrate concerted action under the Sherman Act. The Court ordered plaintiffs to file a supplemental statement of particularity, which plaintiffs have now filed, and the Court set a case management conference for November 6, 2006, where the Court intends to hear whether defendants will move to dismiss the remaining claims, move for judgment on the pleadings, or move for summary judgment. On February 1, 2006, plaintiffs filed a motion for leave to file a Second Consolidated Amended Complaint. Among other things, plaintiffs sought leave to add numerous new defendants, including several additional Berkshire subsidiaries including, among others, NICO. Berkshire opposed the motion for leave to amend, and the Court has denied the motion without prejudice to plaintiffs’ renewing it following a ruling on defendants’ motion to dismiss the First Consolidated Amended Complaint. The Court has set a hearing on a motion by plaintiffs for class certification for January 9, 2007.
     Berkshire cannot at this time predict the outcome of these matters, is unable to estimate a range of possible loss, if any, and cannot predict whether or not the outcomes will have a material adverse effect on Berkshire’s business or results of operations for at least the quarterly period when these matters are completed or otherwise resolved.
Item 1A. Risk Factors
     Berkshire’s significant business risks are described in Item 1A to Form 10-K for the year ended December 31, 2005 to which reference is made herein. During 2006, Berkshire’s risk from unstable international economic and political conditions increased and is further discussed below. Also, due to the inclusion of MidAmerican Energy Holdings Company in Berkshire’s consolidated financial statements as of January 1, 2006, certain risks unique to the utilities and energy business are included herein.
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
     Unstable economic and political conditions, civil unrest and political activism, particularly in the Middle East, could adversely impact Berkshire’s businesses, including internationally based businesses. Further, terrorism activities deriving from unstable conditions could produce significant losses to Berkshire’s worldwide operations, including manufacturing, service, utility and insurance operations based in the United States. Business operations could be adversely affected directly through the loss of human resources and destruction of production facilities.

FORM 10-Q	Q/E 9/30/06
Item 1A. Risk Factors (Continued)
Risks unique to utilities and energy businesses.
     For the most part, Berkshire’s utilities and energy businesses, which generate electricity and distribute electricity and natural gas, are highly regulated by numerous federal, state, and local governmental authorities in the United States, United Kingdom and other jurisdictions in which operations are conducted. Regulations govern the rates that may be charged to customers. Regulations also concern safety, environmental and operational compliance or remediation as well as other matters, for which costs are incurred. Such costs may prove to be unrecoverable through rates. In the regulatory process, governmental bodies through regulation or expropriation may otherwise intercede in ways that ultimately prove financially detrimental to the business. Adverse new regulations or reinterpretations of existing regulations as well as the nature of the regulatory process can have a significant impact on periodic results of operations.
     The nature of the utilities and energy business is that significant amounts of capital are employed to construct, operate and maintain sufficient generation and distribution systems. Usually, large amounts of borrowed funds are employed in the process. Such systems may need to be operational for very long periods of time in order to justify the financial cost. The risk of financial failure of capital projects is not necessarily recoverable through rates that are charged to customers.
Item 6. Exhibits
a. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications
SIGNATURE
     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC.
(Registrant)

Date November 3, 2006	/s/ Marc D. Hamburg

(Signature)
Marc D. Hamburg, Vice President
and Principal Financial Officer