Form 10-K
period 2006-12-31
BERKSHIRE HATHAWAY INC
filed 2007-03-01
CIK 1067983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑      No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐      No☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑       Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2006 $92,040,990,000*
Indicate number of shares outstanding of each of the Registrant’s classes of common stock:

February 21, 2007 — Class A Common Stock, $5 par value	1,113,649 shares
February 21, 2007 — Class B Common Stock, $0.1667 par value	12,875,477 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated In

Proxy Statement for Registrant’s
Annual Meeting to be held May 5, 2007	Part III
*	This aggregate value is computed at the last sale price of the common stock on June 30, 2006. It does not include the value of Class A Common Stock (414,371 shares) and Class B Common Stock (3,691,820 shares) held by Directors and Executive Officers of the Registrant and members of their immediate families, some of whom may not constitute “affiliates” for purpose of the Securities Exchange Act of 1934.

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
Insurance and Reinsurance Businesses
     Berkshire’s insurance and reinsurance business activities are conducted through over 60 domestic and foreign-based insurance entities. Berkshire’s insurance businesses provide insurance and reinsurance of property and casualty risks world-wide and also reinsure life, accident and health risks world-wide.
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
     Reinsurance contracts are normally classified as treaty or facultative contracts. Treaty reinsurance refers to reinsurance coverage for all or a portion of a specified class of risks ceded by the primary insurer, while facultative reinsurance involves coverage of specific individual risks. Coverage of risks assumed under reinsurance contracts may be classified as quota-share or excess. Under quota-share (proportional or pro-rata) reinsurance, the reinsurer shares proportionally in the original premiums, losses and expenses of the primary insurer or reinsurer. Excess (or non-proportional) reinsurance provides for the indemnification of the primary insurer or reinsurer for all or a portion of the loss in excess of an agreed upon amount or “retention.” Both quota-share and excess reinsurance may provide for aggregate limits of indemnification.
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
     The insurance regulators of every state participate in the National Association of Insurance Commissioners (“NAIC”). The NAIC adopts forms, instructions and accounting procedures for use by U.S. insurers and reinsurers in preparing and filing annual statutory financial statements. However, an insurer’s state of domicile has ultimate authority over these matters. In addition to its activities relating to the annual statement, the NAIC develops or adopts statutory accounting principles, model laws, regulations and programs for use by its members. Such matters deal with regulatory oversight of solvency, compliance with financial regulation standards and risk-based capital reporting requirements.

Item 1. Business
Insurance and Reinsurance Businesses (Continued)
     Berkshire’s insurance companies maintain capital strength at exceptionally high levels. This strength differentiates Berkshire’s insurance companies from their competitors. Collectively, the aggregate statutory surplus of Berkshire’s U.S. based insurers was approximately $59 billion at December 31, 2006. All of Berkshire’s major insurance subsidiaries are rated AAA by Standard & Poor’s Corporation, the highest Financial Strength Rating assigned by Standard & Poor’s, and nearly all are rated A++ (superior) by A.M. Best with respect to their financial condition and operating performance.
     The insurance industry experienced severe losses from the September 11, 2001 terrorist attack. On November 26, 2002, President Bush signed into law the Terrorism Risk Insurance Act of 2002, which established within the Department of the Treasury a Terrorism Insurance Program (“Program”) for commercial property and casualty insurers by providing Federal reinsurance of insured terrorism losses. In December 2005, the Program was extended to December 31, 2007 through the passage of the Terrorism Risk Insurance Extension Act of 2005. Hereinafter the 2002 and 2005 Acts are collectively referred to as TRIA. Under TRIA, the Department of the Treasury is charged with certifying “acts of terrorism” as having been a terrorist act undertaken on behalf of a foreign person or interest which resulted in an insured loss in excess of $5 million. After December 31, 2006, TRIA also establishes that the industry insured loss for a certified event must exceed $100 million. To be eligible for Federal reinsurance, insurers must make available insurance coverage for acts of terrorism, by providing policyholders with clear and conspicuous notice of the amount of premium that will be charged for this coverage and of the Federal share of any insured losses resulting from any act of terrorism. Assumed reinsurance is specifically excluded from TRIA participation. Beginning in 2006, TRIA also excludes certain forms of direct insurance (commercial auto, burglary, theft, surety and certain professional liability lines). Terrorism exclusions that were contained within reinsurance contracts remain in effect. Reinsurers are not required to offer terrorism coverage and are not eligible for Federal reinsurance of terrorism losses.
     In the event of a certified act of terrorism, the Federal government will reimburse insurers (conditioned on their satisfaction of policyholder notification requirements) for 85% of their insured losses in excess of a company deductible. The company’s deductible is calculated based on the direct earned premium for relevant commercial lines written by the insurer’s entire insurance group for the immediately preceding calendar year. Berkshire’s deductible is 20% in 2007 of the insurance group’s 2006 primary (direct) subject earned premium and is approximately $550 million. There is also an aggregate limit of $100 billion on the amount of the Federal government coverage for each Program year.
     For many years, the insurance industry has been subject to claims arising from the manufacture of asbestos and its use in products. The magnitude of such losses has caused many manufacturers to file for protection under the U.S. Bankruptcy Code. In recent years, increasing numbers of claims have been filed against users of such products, including claims based upon exposure to asbestos, even though no related illness has been identified. Consequently, the U.S. Congress has introduced legislation to assure that resources are available to indemnify claimants suffering from asbestos-related illnesses and to manage the overall cost of those claims. To date, no legislation has passed. It is highly uncertain as to whether or not any legislation will be enacted and, if enacted, how the provisions of such laws will affect Berkshire.
     In general, regulation of the insurance industry outside of the United States is subject to the differing laws and regulations of each country in which the insurer has operations or writes premiums. Some jurisdictions impose complex regulatory requirements on insurance businesses, while other jurisdictions impose fewer requirements. In certain foreign countries, reinsurers are required to be licensed by governmental authorities. These licenses may be subject to modification, suspension or revocation dependent on such factors as amount and types of reserves and minimum capital and solvency tests. The violation of regulatory requirements may result in fines, censures and/or criminal sanctions in various jurisdictions. Berkshire subsidiaries have historically provided insuring capacity to several syndicates at Lloyd’s of London. Such capacity entitles Berkshire to a share of the risks and rewards of the activities of the syndicates in proportion to the amount of capacity provided. This business is subject to regulation by the U.K.’s Financial Services Authority which maintains comprehensive rules and regulations covering the legal, financial and operating activities of managing agents and syndicates.

Item 1. Business
Insurance and Reinsurance Businesses (Continued)
     Berkshire’s insurance underwriting operations are comprised of the following sub-groups: (1) GEICO and its subsidiaries, (2) General Re and its subsidiaries, (3) Berkshire Hathaway Reinsurance Group and (4) Berkshire Hathaway Primary Group. Except for certain reinsurance products that generate a significant amount of up-front premiums along with estimated claims expected to be paid over very long periods of time, Berkshire expects to achieve a net underwriting profit over time and to reject inadequately priced risks. Additional information related to each of these four underwriting groups follows.
     GEICO — Berkshire acquired GEICO in January 1996. GEICO is headquartered in Chevy Chase, Maryland and its principal insurance subsidiaries include: Government Employees Insurance Company, GEICO General Insurance Company, GEICO Indemnity Company and GEICO Casualty Company. Over the past five years, these companies have primarily offered private passenger automobile insurance to individuals in 49 states and the District of Columbia. The subsidiaries market their policies primarily through direct response methods in which applications for insurance are submitted directly to the companies via the Internet, by telephone or through the mail.
     GEICO competes for private passenger auto insurance customers with other companies that sell directly to the customer, as well as with companies that use a traditional agency sales force. Private passenger automobile insurance business is highly competitive in the areas of price and service. Some insurance companies exacerbate price competition by selling their products for a period of time at less than adequate rates. This arises as a result of underestimating ultimate claim costs and/or overestimating the amount of investment income expected to be earned from the cash flow generated as a result of premiums being received before claims are paid. GEICO will not knowingly follow that strategy.
     As a result of an aggressive advertising campaign and competitive rates, new business sales and voluntary policies-in-force increased each year from 2002 through 2006. Voluntary auto policies-in-force have increased about 65% over the past five years. GEICO is currently the fourth largest auto insurer, in terms of premium volume, in the United States.
     Seasonal variations in GEICO’s insurance business are not significant. However, extraordinary weather conditions or other factors may have a significant effect upon the frequency or severity of automobile claims.
     Private passenger auto insurance is stringently regulated by state insurance departments. As a result, it is difficult for insurance companies to differentiate their products. Competition for preferred-risk private passenger automobile insurance, which is substantial, tends to focus on price and level of customer service provided, whereas price tends to be the primary focus for other risks. GEICO places great emphasis on customer satisfaction. GEICO’s cost-efficient direct response marketing methods and emphasis on customer satisfaction enable it to offer competitive rates and value to customers.
     Management believes that the name and reputation of GEICO is a material asset and protects its name and other service marks through appropriate registrations.
     General Re — Berkshire acquired General Re in December 1998. General Re was established in 1980 to serve as the holding company of General Reinsurance Corporation and its affiliates. General Re affiliates include Kölnische Rückversicherungs – Gesellschaft AG (“Cologne Re”), a major international reinsurer based in Germany. General Re currently holds a 95% ownership interest in Cologne Re and in 2006 initiated a plan to acquire the remaining outstanding shares. General Re subsidiaries currently conduct global reinsurance business in 61 cities and provide reinsurance coverage world-wide. General Re operates the following reinsurance businesses: North American property/casualty, International property/casualty, which principally consists of Cologne Re and the Faraday operations, and life/health reinsurance. General Re’s reinsurance operations are primarily based in Stamford, Connecticut and Cologne, Germany. General Re is one of the largest reinsurers in the world based on capital.
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
     Casualty reinsurance represented approximately 33% of North American property/casualty net premiums written in 2006 and property reinsurance represented approximately 43%. North American property/casualty business also includes a few smaller specialty insurers. These insurers, domiciled in Connecticut, North Dakota and Ohio, underwrite primarily liability and workers’ compensation coverages on an excess and surplus basis. Also, they underwrite excess insurance for self-insured programs. These insurers together represented approximately 24% of General Re’s North American property/casualty net premiums written in 2006.

Item 1. Business
Insurance and Reinsurance Businesses (Continued)
General Re (Continued)
Property/Casualty Reinsurance (continued)
     General Re’s International property/casualty reinsurance business operations are conducted on a direct basis and through brokers. Cologne Re as well as several other General Re subsidiaries in 25 countries provide multiple lines of property and casualty reinsurance coverage world-wide. Coverages are written on both a quota-share and excess basis. In 2006, the International property/casualty operations principally wrote direct reinsurance in the form of treaties with lesser amounts written on a facultative basis. International business through brokers is primarily written through Faraday, which owns the managing agent of Syndicate 435 at Lloyd’s of London and provides capacity and participates in the results of Syndicate 435. Through Faraday, General Re participates in 100% of the results of Syndicate 435. Faraday writes property, casualty and aviation business on risks world-wide.
Life/Health Reinsurance
     In 2006, approximately 45% of life/health net premiums were written in the United States, 27% were written in Western Europe and the remaining 28% were written throughout the rest of the world. These operations provide life, health, long-term care and disability reinsurance on an individual and group basis. Most of this business is written on a proportional treaty basis, with the exception of U.S. group health and disability business which is predominately written on an excess treaty basis. Lesser amounts of life and disability business are also written on a facultative basis. The life/health business is marketed on a direct basis.
     Berkshire Hathaway Reinsurance Group — The Berkshire Hathaway Reinsurance Group (“BHRG”) operates from offices located in Stamford, Connecticut. Business activities are conducted through a group of subsidiary companies, led by National Indemnity Company (“NICO”) and Columbia Insurance Company. BHRG provides principally excess and quota-share reinsurance to other property and casualty insurers and reinsurers. The level of BHRG’s underwriting activities often fluctuates significantly from year to year depending on the perceived level of price adequacy in specific insurance and reinsurance markets. Also, BHRG’s mix of business tends to change rapidly as a result of quickly entering or exiting markets in response to changes in management’s perception of price adequacy or inadequacy.
     For many years BHRG has written catastrophe excess of loss treaty reinsurance contracts. In recent years, BHRG has also written individual policies for primarily excess property risks on both a primary and facultative reinsurance basis, referred to as “individual risk,” which are subject to losses from catastrophe events. Individual risk business includes policies covering terrorism, natural catastrophe and aviation risks. A catastrophe excess policy provides protection to the counterparty from the accumulation of primarily property losses arising from a single loss event or series of events. Catastrophe and individual risk policies may provide significant amounts of indemnification per contract and a single loss event may produce losses under a number of contracts.
     BHRG cedes essentially none of the risks assumed under catastrophe excess reinsurance contracts or individual risk contracts, due to perceived uncertainties in recovering amounts from other reinsurers that are financially weaker. As a result, this business can produce extreme volatility in periodic underwriting results. Accounting consequences, however, do not influence decisions of Berkshire’s management with respect to this or any other business. This factor and the extraordinary financial strength of BHRG are believed to be the primary reasons why BHRG has become a major provider of such coverages.
     The volume of quota-share business has declined in recent years reflecting changing market conditions. However, in 2004 and 2005, BHRG increased its overall volume of aviation and workers’ compensation business. Much of BHRG’s workers’ compensation insurance business in recent years was generated by managing general agencies. The volume of future business conducted in these markets, like all other markets, is dependent on changes in market conditions, including changes in prevailing premium rates and coverage terms.
     BHRG has entered into several retroactive reinsurance contracts over the past five years. Coverage under such contracts is usually provided on an excess basis and amounts of indemnification are subject to a large aggregate limit of indemnification. Retroactive reinsurance contracts afford protection to ceding companies against the adverse development of claims arising under policies issued in prior years. Significant amounts of environmental and latent injury claims may arise under the contracts. In addition, NICO acquired the North American property and casualty insurance subsidiaries of Converium Holdings AG in December 2006 which have been in run-off since 2004.
     In November 2006, Berkshire and Equitas, a London based entity established to reinsure and manage the 1992 and prior years’ non-life liabilities of the Names or Underwriters at Lloyd’s of London, entered into an agreement for BHRG to provide potentially up to $7 billion of new excess reinsurance to Equitas. Berkshire will also employ the current staff of Equitas and manage the run-off of Equitas’ liabilities. The agreement is subject to the approval by certain regulatory authorities in the United States and the United Kingdom as well as various other conditions, which must be obtained by March 31, 2007. Consideration payable under the arrangement would initially consist of all of Equitas’ assets less 100 million Pounds Sterling.

Item 1. Business
Insurance and Reinsurance Businesses (Continued)
Berkshire Hathaway Reinsurance Group (Continued)
     In BHRG’s retroactive reinsurance business, the concept of time-value-of-money is an important element in establishing prices and contract terms, since the payment of losses under the insurance contracts are often expected to occur over lengthy periods of time. Losses payable under the contracts are normally expected to exceed premiums and therefore, produce underwriting losses. This business is accepted, in part, because of the large amounts of policyholder funds (“float”) generated for investment, the economic benefit of which will be reflected through investment income in future periods.
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
     In 2000, Berkshire acquired U.S. Investment Corporation (“USIC”). USIC, through its three subsidiaries led by U.S. Liability Insurance Company, is a specialty insurer that underwrites commercial, professional and personal lines of insurance on an admitted and excess and surplus basis. Policies are marketed in all 50 states and the District of Columbia through wholesale insurance agents. USIC companies underwrite and market approximately 90 distinct specialty property and casualty insurance products.
     In 2005, Berkshire acquired Medical Protective Corporation (“MedPro”) which is based in Ft. Wayne Indiana. Through its subsidiary, the Medical Protective Company, MedPro is one of the nation’s premier professional liability insurers for physicians, dentists and other primary health care providers. MedPro is a national leader in primary medical professional liability coverage and risk solutions to physicians, dentists, professional corporations and health care facilities. As one of the nation’s first providers of medical professional liability insurance, MedPro has provided insurance coverage to healthcare providers for over 100 years. Its offerings include professional liability insurance on both claims-made and occurrence forms, risk management consulting and education, premium finance solutions, insurance support services, and — through affiliates and partners — additional financial products and services for its insureds. MedPro’s insurance policies are distributed through a nationwide network of employee market managers and appointed agents.
     Other insurance operations include several companies referred to as the “Homestate Companies,” based in California, Colorado and Nebraska and with branch offices in several other states. These companies market various commercial coverages for standard risks to insureds in their state of domicile and an increasing number of other states. Also included is Central States Indemnity Company of Omaha located in Omaha, Nebraska, which provides credit and income protection insurance marketed primarily to credit and debit card holders nationwide. The Kansas Bankers Surety Company is an insurer of primarily crime, fidelity, errors and omissions, officers’ and directors’ liability and related insurance coverages directed toward small and medium-sized banks throughout the Midwest United States.
     Berkshire acquired Applied Underwriters, Inc. (“Applied”) in May 2006. Applied, based in Omaha, Nebraska, is a leading provider of payroll and insurance services to small and medium sized employers. Applied, through its subsidiaries, including two workers’ compensation insurance companies, principally markets SolutionOne®, a product that bundles a variety of related insurance coverages and business services into a seamless package that is designed to reduce the risks and remove the burden of administrative and regulatory requirements faced by small to medium sized employers. The buyer of SolutionOne® receives an integrated product that is higher in quality and more cost effective than traditional multi-provider solutions.

Item 1. Business
Insurance and Reinsurance Businesses (Continued)
Property and casualty loss reserves
     Berkshire’s property and casualty insurance companies establish reserves for the estimated unpaid losses and loss expenses with respect to claims occurring on or before the balance sheet date. Such estimates include provisions for reported claims, or case estimates, provisions for incurred-but-not-reported (“IBNR”) claims and legal and administrative costs to settle claims. The estimates of unpaid losses and amounts recoverable under reinsurance are established and continually reviewed by using a variety of actuarial, statistical and analytical techniques. Reference is made to “Critical Accounting Policies,” included in Item 7 of this Report.
     The following table presents the development of Berkshire’s consolidated net unpaid losses for property/casualty contracts from 1996 through 2006. Data in the table related to businesses acquired is included from the acquisition date forward. General Re is included beginning in 1998, USIC beginning in 2000, MedPro beginning in 2005 and Converium beginning in 2006.
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
     Certain North American workers’ compensation loss reserves of General Re are discounted for both statutory and GAAP reporting purposes at an interest rate of 4.5% per annum for claims occurring before 2003 and at 1% per annum for claims occurring after 2002. Such discount rates were approved by the insurance department of General Re’s domiciliary state. The discount accretion is included as a component of insurance losses and loss adjustment expenses.
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
     The second section of the table shows the re-estimated amount of the previously recorded net liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as losses are paid and more information becomes known about the frequency and severity of unpaid claims. The line labeled “cumulative deficiency (redundancy)” represents the aggregate change in the initial estimates from the original balance sheet date through December 31, 2006. These amounts have been reported in earnings over time as a component of losses and loss adjustment expenses and include accumulated reserve discount accruals and deferred charge amortization.
     The redundancies or deficiencies shown in each column should be viewed independently of the other columns, because such adjustments made in earlier years may also be included as a component of the adjustments in the more recent years. Liabilities assumed under retroactive reinsurance contracts are treated as occurrences in the year the transaction was entered into, as opposed to when the underlying losses actually occurred, which is, by definition, prior to the contract date. Due to the significance of the deferred charges and reserve discounts, the cumulative changes in such balances, which are included in the cumulative deficiency/redundancy amounts, are also provided.
     The third part of the table shows the cumulative amount of net losses and loss adjustment expenses paid with respect to recorded net liabilities as of the end of each succeeding year. While the information in the table provides a historical perspective on the adequacy of unpaid losses and loss adjustment expenses established in previous years, readers are cautioned against extrapolating redundancies or deficiencies of the past on current unpaid loss balances. Berkshire management believes that the reserves established as of the end of 2006 are reasonable and adequate. However, due to the inherent uncertainties in the reserving process, it cannot be assured that such balances will ultimately prove to be adequate. Dollar amounts are in millions.

Item 1. Business
Insurance and Reinsurance Businesses (Continued)
Property and casualty loss reserves (Continued)

		1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
	Unpaid losses per
	Consolidated Balance Sheet	$6,059	$6,637	$22,804	$26,600	$32,868	$40,562	$43,771	$45,393	$45,219	$48,034	$47,612
	Reserve discounts	—	—	1,666	1,663	1,675	2,022	2,405	2,435	2,611	2,798	2,793

	Unpaid losses before discounts	6,059	6,637	24,470	28,263	34,543	42,584	46,176	47,828	47,830	50,832	50,405
	Ceded reserves	(248)	(274)	(2,167)	(2,331)	(2,997)	(2,957)	(2,623)	(2,597)	(2,405)	(2,812)	(2,869)

	Net unpaid losses	5,811	6,363	22,303	25,932	31,546	39,627	43,553	45,231	45,425	48,020	47,536
	Reserve discounts	—	—	(1,666)	(1,663)	(1,675)	(2,022)	(2,405)	(2,435)	(2,611)	(2,798)	(2,793)
	Deferred charges	(338)	(480)	(560)	(1,518)	(2,593)	(3,232)	(3,379)	(3,087)	(2,727)	(2,388)	(1,964)

	Net unpaid losses, net of discounts/deferred charges	$5,473	$5,883	$20,077	$22,751	$27,278	$34,373	$37,769	$39,709	$40,087	$42,834	$42,779

Liability re-estimated:	1 year later	5,324	5,673	19,663	22,239	28,569	36,289	39,206	40,618	39,002	42,723
	2 years later	5,220	5,540	18,132	22,829	30,667	38,069	40,663	39,723	39,456
	3 years later	5,093	5,386	18,464	24,079	32,156	40,023	40,517	40,916
	4 years later	4,973	5,293	19,750	25,158	33,532	40,061	41,810
	5 years later	4,906	5,304	20,581	26,894	34,096	41,448
	6 years later	4,920	5,246	21,172	26,676	35,566
	7 years later	4,891	5,311	21,244	27,925
	8 years later	4,958	5,268	22,170
	9 years later	4,931	5,276
	10 years later	4,940

	Cumulative deficiency (redundancy)	(533)	(607)	2,093	5,174	8,288	7,075	4,041	1,207	(631)	(111)

	Cumulative foreign exchange effect*	—	—	(678)	(983)	(2,137)	(1,937)	(1,410)	(429)	89	(501)

	Net deficiency (redundancy)	$(533)	$(607)	$1,415	$4,191	$6,151	$5,138	$2,631	$778	$(542)	$(612)

Cumulative payments:	1 year later	$1,385	$1,811	$4,509	$5,825	$5,352	$6,653	$8,092	$8,828	$7,793	$9,345
	2 years later	2,379	2,463	7,596	8,289	8,744	11,396	14,262	13,462	12,666
	3 years later	2,891	3,330	9,384	9,889	11,625	16,378	18,111	17,429
	4 years later	3,372	3,507	10,436	11,513	15,608	19,658	21,446
	5 years later	3,465	3,598	11,421	13,840	18,504	22,438
	6 years later	3,518	3,694	12,221	15,855	20,692
	7 years later	3,586	3,752	13,870	17,310
	8 years later	3,635	4,254	14,565
	9 years later	4,060	4,273
	10 years later	4,074

	Net deficiency (redundancy) above	$(533)	$(607)	$1,415	$4,191	$6,151	$5,138	$2,631	$778	$(542)	$(612)
	Deferred charge changes and reserve discounts	307	437	619	1,013	1,298	1,252	1,493	838	604	466

	(Redundancy) deficiency before deferred charges and reserve discounts	$(840)	$(1,044)	$796	$3,178	$4,853	$3,886	$1,138	$(60)	$(1,146)	$(1,078)

*	The cumulative foreign exchange effect relates to the International property and casualty business of General Re, which was acquired in 1998. The amounts of re-estimated liabilities in the table above related to these operations are based on the applicable foreign currency exchange rates as of the end of the re-estimation period. The cumulative foreign exchange effect represents the cumulative effect of changes in foreign exchange rates from the original balance sheet date to the end of the re-estimation period.

Item 1. Business
Insurance and Reinsurance Businesses (Continued)
     Investments — Investments associated with insurance activities derive from shareholder capital, including amounts acquired in business acquisitions, as well as funds provided from policyholders through insurance and reinsurance business (“float”). Float is an approximation of the amount of net policyholder funds available for investment. That term denotes the sum of unpaid losses and loss adjustment expenses, unearned premiums and other policyholder liabilities, less the aggregate amount of premium balances receivable, losses recoverable from reinsurance ceded, deferred policy acquisition costs, deferred charges on reinsurance contracts and related deferred income taxes.
     The amount of float has grown from approximately $7 billion at the end of 1996 to $51 billion at the end of 2006, through internal growth as well as through business acquisitions, particularly of General Re in 1998. BHRG and General Re accounted for approximately 78% of total float as of December 31, 2006. Equally important as the size of the float balance is its cost, which is represented by the periodic net underwriting gain or loss of the overall Insurance Group. The increases in the amount of float plus the substantial amounts of shareholder capital devoted to insurance and reinsurance activities have generated meaningful increases in the levels of investments and investment income over the past five years.
     Investment portfolios of insurance subsidiaries include ownership of equity securities of other publicly traded companies, which are concentrated in relatively few companies. Investment portfolios of Berkshire’s insurance businesses also include large amounts of fixed income securities, which consist of obligations of the U.S. Government, U.S. states and municipalities, mortgage-backed securities issued primarily by the three major U.S. Government and Government-sponsored agencies, as well as obligations of foreign governments and corporate obligations. Investment portfolios are primarily managed by Berkshire’s corporate office. Generally, there are no targeted investment allocation rates established by management with respect to investment activities. Rather, management may increase or decrease investments in response to perceived changes in opportunities for income or capital growth relative to risks associated with the issuers of the securities.
Utilities and Energy Businesses
     In 2000 and 2002, Berkshire acquired both voting common stock and non-voting convertible preferred stock in MidAmerican Energy Holdings Company (“MidAmerican”), an international energy company headquartered in Des Moines, Iowa, giving Berkshire a 9.7% voting interest and an 83.4% (80.5% diluted) economic interest at December 31, 2005. The Energy Policy Act of 2005 included the repeal of the Public Utility Holding Company Act of 1935 (“PUHCA” or the “Act”). The repeal of PUHCA enabled Berkshire to convert its non-voting convertible preferred stock investment to common stock on February 9, 2006, without triggering holding company registration under the Act. The transaction was approved by the appropriate federal and state regulatory authorities. Accordingly, including the additional MidAmerican common stock acquired after February 9, 2006, Berkshire currently owns an 87.8% (86.6% diluted) voting common stock interest in MidAmerican.
     Each of MidAmerican’s businesses are managed as separate operating units. MidAmerican’s domestic, regulated energy interests are comprised of two regulated utility companies serving approximately 3.1 million retail customers and two natural gas pipeline companies with over 17,600 miles of pipeline in operation and design capacity of 6.7 billion cubic feet of natural gas per day. Its United Kingdom (“UK”) electricity distribution subsidiaries serve about 3.8 million electricity end users. In addition, MidAmerican’s interests include a diversified portfolio of international and domestic independent power projects and the second largest residential real estate brokerage firm in the United States.
     Regulated Energy Businesses
     General Matters
     PacifiCorp, acquired by MidAmerican in March 2006, is a public utility company headquartered in Portland, Oregon, serving regulated retail electric customers in portions of Utah, Oregon, Wyoming, Washington, Idaho and California. The combined service territory’s diverse regional economy ranges from rural, agricultural and mining areas to urbanized, manufacturing and government service centers. No single segment of the economy dominates the service territory, which mitigates PacifiCorp’s exposure to economic fluctuations. In addition to retail sales, PacifiCorp sells electric energy to other utilities, marketers and municipalities on a wholesale basis.
     As a vertically integrated electric utility, PacifiCorp owns 8,588 net megawatts (“MW”) of generation capacity. There are seasonal variations in PacifiCorp’s business. Customer demand is typically highest in the eastern portion of their service territory in the summer when air conditioning and irrigation systems are heavily used. Customer demand also peaks in the winter months due to heating requirements.

Item 1. Business
Utilities and Energy Businesses (Continued)
     Regulated Energy Businesses (Continued)
     General Matters (Continued)
     MidAmerican Energy Company is a utility company headquartered in Des Moines, Iowa, serving regulated retail electric and natural gas customers primarily in Iowa and also in portions of Illinois, South Dakota and Nebraska. MidAmerican Energy Company has a diverse customer base consisting of residential, agricultural and a variety of commercial and industrial customer groups. In addition to retail sales, MidAmerican Energy Company sells electric energy and natural gas to other utilities, marketers and municipalities on a wholesale basis.
     As a vertically integrated electric and gas utility business, MidAmerican Energy Company owns 5,079 net MW of generation capacity. There are seasonal variations in MidAmerican Energy Company’s business that are principally related to the use of electricity for air conditioning and natural gas for heating. Historically, 35-40% of MidAmerican Energy Company’s regulated electric revenues are reported in the summer months while 45-55% of MidAmerican Energy Company’s regulated natural gas revenue is reported in the winter months.
     Northern Natural Gas Company, acquired by MidAmerican in August 2002, is based in Omaha, Nebraska and operates 15,900 miles of natural gas pipeline with a design capacity of 4.9 billion cubic feet of natural gas per day making it one of the largest interstate natural gas pipeline systems in the United States reaching from Texas to Michigan’s Upper Peninsula. Northern Natural Gas Company has access to supplies from every major mid-continent basin, as well as the Rocky Mountain and Western Canadian basins and provides transportation to utilities and numerous other end-use customers. Northern Natural Gas Company also operates three natural gas storage facilities. Northern Natural Gas Company’s system experiences significant seasonal swings in demand, with the highest demand occurring during the months of November through March.
     Kern River Gas Transmission Company, acquired by MidAmerican in March 2002, is based in Salt Lake City, Utah and operates approximately 1,700 miles of natural gas pipeline with a design capacity of 1.8 billion cubic feet of natural gas per day. Kern River Gas Transmission Company transports natural gas from the supply areas in the Rocky Mountains to consuming markets in Utah, Nevada and California.
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
     Regulatory Matters
     PacifiCorp and MidAmerican Energy are subject to comprehensive regulation by federal agencies, state utility commissions and other state and local regulatory agencies. The Federal Energy Regulatory Commission (“FERC”), an independent agency with broad authority under the Federal Power Act and the Energy Policy Act, regulates rates for interstate sales at wholesale, transmission of electric power, accounting and other matters, including construction and operation of hydroelectric projects. MidAmerican Energy is also subject to regulation by the Nuclear Regulatory Commission pursuant to the Atomic Energy Act of 1954, as amended, with respect to the operation of the Quad Cities Station.
     Both PacifiCorp and MidAmerican Energy have a right to serve retail customers within their service territories and, in turn, the obligation to provide service to those customers. Historically, state utility commissions have established service rates on a cost-of-service basis, which is designed to allow a utility an opportunity to recover its costs of providing services and to earn a reasonable return on its investment used in providing that service. The rates of MidAmerican’s public utility subsidiaries are generally based on the cost of providing traditional bundled service, including generation, transmission and distribution services.
     Northern Natural Gas and Kern River are subject to regulation by various Federal and state agencies. As owners of interstate natural gas pipelines, their rates, services and operations are subject to regulation by the FERC. The FERC administers, among other things, the Natural Gas Act and the Natural Gas Policy Act of 1978 giving it jurisdiction over the construction and operation of pipelines and related facilities used in the transportation, storage and sale of natural gas in interstate commerce, including the modification or abandonment of such facilities. The FERC also has jurisdiction over the rates, terms and conditions of service for the transportation of natural gas in interstate commerce. Additionally, interstate pipeline companies are subject to regulation by the United States Department of Transportation pursuant to the Natural Gas Pipeline Safety Act of 1968, which establishes safety requirements in the design, construction, operations and maintenance of interstate natural gas transmission facilities, and the Pipeline Safety Integrity Act of 2002, which implemented additional safety and pipeline integrity regulations for high consequence areas.

Item 1. Business
Utilities and Energy Businesses (Continued)
     Regulatory Matters (Continued)
     Northern Electric and Yorkshire Electricity charge fees for use of their distribution systems that are controlled by a formula prescribed by the British electricity regulatory body, the Office of Gas and Electricity Markets, and was last reset on April 1, 2005. The distribution price control formula is generally reviewed and reset at five-year intervals.
     Environmental Matters
     MidAmerican and its businesses are subject to extensive federal, state, local, and foreign laws and regulations with regard to air quality and other environmental matters. In addition to imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance. In particular, the federal Clean Air Act, as well as states laws and regulations impacting air emissions, provides a framework to protect and improve the nation’s air quality, and control mobile and stationary sources of air emissions. These laws and rules will likely impact the operation of MidAmerican’s generating facilities and will require them to either reduce emissions from those facilities through the installation of emission controls or purchase additional emission allowances, or some combination thereof.
     As a result of increased attention to climate change issues in the United States, numerous bills have been introduced in the current session of the United States Congress that would reduce greenhouse gas emissions in the United States. Congressional leadership has made climate change legislation a priority and many congressional observers expect to see the passage of climate change legislation within the next several years. While debate continues at the national level over the direction of domestic climate policy, several states have developed state-specific or regional legislative initiatives to reduce greenhouse gas emissions. The outcome of federal and state climate change legislation cannot be determined at this time; however, adoption of stringent limits on greenhouse emissions could significantly impact MidAmerican’s fossil-fueled facilities, and, therefore, its financial results.
     Non-Regulated Energy Businesses
     MidAmerican has ownership interests in independent power projects including a combined irrigation and hydroelectric power project and two geothermal facilities in the Philippines; ten geothermal power projects located in Southern California; four natural gas-fueled combined-cycle generation plants located in New York, Illinois, Texas and Arizona, and one hydroelectric power project in Hawaii with 1,443 aggregate net megawatts of generation capacity.
     Non-Energy Businesses
     MidAmerican also owns HomeServices of America, Inc. (“HomeServices”), the second largest residential real estate brokerage firm in the United States. HomeServices is a full-service, independent residential real estate brokerage firm and settlement services provider offering integrated real estate services, including mortgage origination, title and closing services, property and casualty insurance, home warranties and other home-related services. It operates under 20 residential real estate brand names with over 20,000 agents and more than 385 broker offices in 19 states. HomeServices’ principal sources of revenue are dependent on residential real estate sales, which are generally lower in the first and last quarters of each year.
Manufacturing, Service and Retailing Businesses
     The Registrant’s numerous and diverse manufacturing, service and retailing businesses are described below.
     McLane Company — Berkshire acquired McLane Company, Inc. (“McLane”) in 2003 from Wal-Mart Stores, Inc. (“Wal-Mart”). McLane provides wholesale distribution and logistics services in all 50 states and internationally in Brazil to customers that include discount retailers, convenience stores, quick service restaurants, drug stores and movie theatre complexes. For about 13 years prior to Berkshire’s acquisition, McLane had been an integral part of the Wal-Mart distribution network and under Berkshire’s ownership continues to provide wholesale distribution services to Wal-Mart which accounted for approximately 1/3 of McLane’s revenues during 2006. McLane’s business model is based on a high volume of sales, low profit margins, rapid inventory turnover and tight expense control, with operations divided into two business units: grocery distribution and foodservice operations.
     McLane’s grocery distribution unit, based in Temple, Texas, enjoys the dominant market share within the convenience store industry and serves most of the national convenience store chains and major oil company retail outlets. Grocery operations provide products to more than 38,500 retail locations nationwide, including Wal-Mart. McLane’s grocery distribution unit operates 22 facilities in 18 states, which average approximately 390,000 square feet per facility.

Item 1. Business
Manufacturing, Service and Retailing Businesses (Continued)
     McLane Company (Continued)
     McLane’s foodservice operations, based in Carrollton, Texas, focus on serving the quick service restaurant industry with high quality, timely-delivered products. Operations are conducted through 18 facilities in 16 states which average approximately 170,000 square feet per facility. The foodservice distribution unit is considered one of the five largest restaurant systems suppliers in the United States, servicing more than 17,500 chain restaurants nationwide.
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
     Shaw sells its wholesale products to over 40,000 retailers, distributors and commercial users throughout the United States, Canada and Mexico; through its own residential and commercial sales personnel to various residential and commercial end-users in the United States and, to a lesser degree, exports to additional overseas markets. Shaw also provides installation services and sells ceramic tile and hardwood flooring. Shaw’s wholesale products are marketed domestically by over 1,750 salaried and commissioned sales personnel directly to retailers and distributors and to large national accounts. Shaw’s twelve carpet full-service distribution facilities, five hard surface and four rug full-service distribution facilities and 30 redistribution centers, along with centralized management information systems, enable it to provide prompt delivery of its products to both its retail customers and wholesale distributors.
     Substantially all carpet manufactured by Shaw is tufted carpet made from nylon, polypropylene and polyester. In the tufting process, yarn is inserted by multiple needles into a synthetic backing, forming loops which may be cut or left uncut, depending on the desired texture or construction. During 2006 Shaw processed approximately 97% of its requirements for carpet yarn in its own yarn processing facilities.
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
     Other Manufacturing, Service, and Retailing Businesses
     Apparel Manufacturing — Berkshire’s apparel manufacturing businesses include manufacturers of a variety of clothing and footwear. Businesses engaged in the manufacture and distribution of clothing include Fruit of the Loom (“FOL”), Russell Corporation (“Russell”), Garan and Fechheimer Brothers. Berkshire’s footwear businesses include H.H. Brown Shoe Group and Justin Brands.
     Berkshire acquired FOL in 2002 and Russell in August 2006. As a combined business, headquartered in Bowling Green, Kentucky, FOL and Russell (“FOL Inc.”) is primarily a vertically integrated manufacturer and distributor of basic apparel products sold principally under the Fruit of the Loom®, JERZEES®, Cross Creek® and Discus® labels in both the mass merchandise and wholesale markets. FOL Inc. also markets and sells athletic uniforms, apparel, sports equipment and balls to team dealers; college licensed tee shirts and fleecewear to college bookstores and mid-tier merchants; and athletic apparel, sports equipment and balls to sporting goods retailers under the Russell Athletic® and Spalding® brands. In addition, FOL Inc. markets and sells running footwear and apparel to specialty retailers under the Brooks® brand. Other brands include American Athletic®, Huffy Sports®, Mossy Oak®, Moving Comfort®, Bike®, Dudley® and Sherrin®.
     In the mass merchandise segment, FOL Inc. maintains the number one market share brand of men’s underwear and in the wholesale segment maintains the number one market share brand of fleecewear. FOL Inc., under the Spalding® brand, is the official basketball licensee of the NBA and is the world’s leading seller of basketballs.
     For basic and certain athletic apparel products FOL Inc. performs most of its own spinning, knitting, cloth finishing, cutting, sewing and packaging. For the North American market which comprised more than 90% of 2006 consolidated net sales, the majority of capital-intensive spinning and cloth manufacturing operations are located in highly automated facilities in the United States with a portion of cloth manufacturing performed offshore. Labor-intensive sewing and finishing operations are located in lower labor cost facilities in Central America and the

Item 1. Business
Manufacturing, Service and Retailing Businesses (Continued)
Caribbean. For the European market, products are either outsourced to third-party contractors in Europe or Asia or sewn in Morocco from textiles internally produced in the Caribbean. A new textile facility under construction in Morocco is planned to replace the Caribbean textile production in early 2008. FOL Inc.’s athletic equipment, footwear, sporting goods and other athletic apparel lines are generally sourced from third-party contractors outside the United States, primarily Asia.
     Berkshire acquired Garan in 2002. Based in New York City, Garan designs, manufactures, and sells apparel primarily for children and to a lesser degree for men and women. Products are sold under private labels of its customers as well as its own trademarks, including Garanimals®. Garan’s production facilities are primarily located in Central America. Substantially all of Garan’s products are sold through its distribution centers in the U.S. to major national chain stores, department stores and specialty stores. In 2006, over 90% of Garan’s sales were to Wal-Mart.
     FOL Inc.’s and Garan’s markets are highly competitive, consisting of many domestic and foreign manufacturers and distributors. Competition is generally based upon price, product style, quality and customer service.
     Fechheimer Brothers manufactures, distributes and sells uniforms, principally for the public service and safety markets, including police, fire, postal and military markets. Fechheimer Brothers was acquired by Berkshire in 1986 and is based in Cincinnati, Ohio.
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
     Building Products Manufacturing — Berkshire entered the building products business in 2000 with the acquisition of Acme Building Brands (“Acme”). Acme, headquartered in Fort Worth, Texas, manufactures and distributes clay bricks (Acme Brick), concrete block (Featherlite) and cut limestone (Texas Quarries). In addition, Acme distributes a number of other building products of other manufacturers, including glass block, brick, floor and wall tile and other masonry products. Acme also sells ceramic floor and wall tile, as well as marble, granite and other stones through its subsidiary, American Tile. Products are sold primarily in the Southwest United States through company-operated sales offices. Acme distributes products primarily to homebuilders and masonry and general contractors.
     Acme operates 23 clay brick manufacturing facilities located in six states, seven concrete block facilities in Texas and one stone quarry fabrication facility in Texas. The demand for Acme’s products is seasonal, with higher sales in the warmer weather months and is subject to the level of construction which can be cyclical. Acme also owns and leases properties and mineral rights that supply raw materials used in many of its manufactured products. Raw materials supply is believed to be adequate into the foreseeable future.
     Berkshire acquired Benjamin Moore & Co. (“Benjamin Moore”) at the end of 2000. Benjamin Moore, headquartered in Montvale, New Jersey, is a leading formulator, manufacturer and retailer of a broad range of primarily architectural coatings, available principally in the United States and Canada. Products include water-thinnable and solvent-thinnable general purpose coatings (paints, stains and clear finishes) for use by the general public, contractors and industrial and commercial users. Products are marketed under various registered brand names, including Regal®, Superspec®, Superhide®, Moorgard® and Aura™.
     Benjamin Moore relies primarily on an independent dealer network for the distribution of its products. The network consists of over 3,800 retailers with over 4,900 storefronts in the United States and Canada. Benjamin Moore also owns and manages several multiple-outlet stores and stand-alone stores in various parts of the United States and Canada serving primarily contractors and general consumers. Included in the 4,900 storefronts at December 31, 2006 were 129 Benjamin Moore majority-owned stores positioned in the market as independent retailers that offer a broad array of products including Benjamin Moore® brands and other competitor coatings, wallcoverings, window treatments and sundries.

Item 1. Business
Manufacturing, Service and Retailing Businesses (Continued)
     The architectural coatings industry is highly competitive and has historically been subject to intense price competition. It is estimated that there are less than 300 coatings manufacturers in the United States, many of which are small companies that compete regionally and locally. The top four companies in the industry, including Benjamin Moore positioned fourth, comprise about 64% of the total market. Benjamin Moore is positioned in the top three in the Canadian marketplace.
     Berkshire acquired Johns Manville (“JM”) in 2001. JM has been serving the building products industry for nearly 150 years and is the only manufacturer of a complete line of formaldehyde-free fiber glass building insulation products. JM also manufacturers fiber glass insulation products for pipe and duct systems and use by original equipment manufacturers of automotive, appliance, marine and other industrial product producers. JM is also a leading full-line supplier of roofing systems and components for low-slope commercial and industrial roofs in North America. In addition, JM manufactures nonwoven mats, fabrics and fibers used as reinforcements in building and industrial applications, and high efficiency air and liquid filtration media. Fiber glass is the basic material in a majority of JM’s products, although JM also manufactures a significant portion of its products with other materials to satisfy the broader needs of its customers. The raw materials in JM’s products are readily available in sufficient quantities from various sources to maintain and expand JM’s current production levels. JM regards its patents and licenses as valuable, however it does not consider any of its businesses to be materially dependent on any single patent or license. JM is headquartered in Denver, Colorado, and operates 43 manufacturing facilities in North America, Europe and China and conducts research and development at several other facilities.
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
     Berkshire acquired a 90% equity interest in MiTek Inc. (“MiTek”) in 2001. MiTek is headquartered in Chesterfield, Missouri and is a leading provider of engineered connector products, engineering software and services and computer-driven manufacturing machinery to the truss fabrication segment of the building components industry. Primary customers are truss fabricators who manufacture pre-fabricated roof and floor trusses and wall panels for the residential building market as well as the light commercial and institutional construction industry. MiTek also participates in the light gauge steel framing market under the Ultra-Span® name. MiTek operates 20 manufacturing facilities located in 10 countries and 29 sales/engineering offices located in 14 countries. Products are sold to customers in approximately 90 countries.
     The building products businesses are subject to a variety of federal, state and local environmental laws and regulations. These laws and regulations regulate the discharge of materials into the air, land, and water and govern the use and disposal of hazardous substances. These businesses are also subject to seasonal and cyclical changes in the overall housing industry.
     Other Manufacturing Businesses
     Berkshire acquired an 80% interest in ISCAR Metalworking Companies (“IMC”) on July 5, 2006. IMC, based in Tefen, Israel, is one of the world’s three largest multinational manufacturers of consumable precision carbide metal cutting tools for applications in a broad range of industrial end markets through its Iscar, TaeguTec, Ingersoll and other IMC subsidiaries. IMC’s manufacturing facilities are located in Israel, United States, Germany, Italy, France, Switzerland, South Korea, China, India, Japan and Brazil.
     IMC has five primary product lines: milling tools, gripping tools, turning/thread tools, drilling tools and tooling. The main products are split within each product line between consumable cemented tungsten carbide inserts and steel tool holders. Inserts comprise the vast majority of sales and earnings. Metal cutting inserts are used by industrial manufactures to cut metals and are consumed during their use in cutting applications.
     IMC’s products are sold through a global sales and marketing network with representatives in virtually every major manufacturing center around the world staffed with highly skilled engineers and technical personnel. IMC’s customer base is very diverse, with its primary customers being large, multinational businesses in the automotive, aerospace, engineering and machines industries. IMC operates a regional central warehouse system with locations in Israel, United States, Belgium and Brazil. Additional small quantities of products are maintained at local IMC offices in order to provide on-time customer support and inventory management. As a general rule IMC provides on-time delivery that results in almost all deliveries of standard items worldwide within 24 hours.

Item 1. Business
Manufacturing, Service and Retailing Businesses (Continued)
     In 2002, Berkshire acquired Albecca Inc. (“Albecca”) and CTB International Corp. (“CTB”). Albecca is headquartered in Norcross, Georgia, and primarily does business under the Larson-Juhl name. Albecca designs, manufactures and distributes a complete line of high quality, branded custom framing products, including wood and metal moulding, matboard, foamboard, glass, equipment and other framing supplies in the U.S., Canada, and fourteen countries outside of North America. CTB, headquartered in Milford, Indiana, is a leading designer, manufacturer and marketer of systems used in the grain industry and in the production of poultry, hogs and eggs.
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
     Service Businesses
     Berkshire acquired FlightSafety International Inc. (“FSI”) in 1996. FSI is headquartered at LaGuardia Airport in Flushing, New York. FSI engages primarily in the business of providing high technology training to operators of aircraft and ships. FSI’s training activities include: advanced pilot training in the operation of aircraft and air traffic control procedures; aircrew training for military and other government personnel; aircraft maintenance technician training; ab-initio (primary) pilot training to qualify individuals for private and commercial pilots’ licenses; and ship handling and related training services. FSI also develops classroom instructional systems and materials for use in its training business and for sale to others.
     A significant part of FSI’s training programs derives from the use of simulators, which incorporate computer-based technology to replicate the operation of particular aircraft or ocean-going vessels. Simulators reproduce, with a high degree of accuracy, certain sights, movements, and aircraft or vessel control responses experienced by the operator of the aircraft or ship. FSI utilizes 350 training devices, including 260 civil aviation simulators. FSI’s training businesses are conducted primarily in the United States, with facilities located in 20 states. FSI also operates training facilities in Australia, Brazil, Canada, France and the United Kingdom. FSI also designs and manufactures full motion flight simulators, visual displays and other training equipment for use in its training business and for sale to others. Manufacturing facilities are located in Oklahoma and Missouri.
     Berkshire acquired NetJets Inc. (“NJ”) in 1998. NJ is the world’s leading provider of fractional ownership programs for general aviation aircraft. At December 31, 2006, the NetJets® program operated 15 aircraft types. The fractional ownership of aircraft concept permits customers to acquire a specific percentage of a certain aircraft type and allows them to utilize the aircraft for a specified number of flight hours per annum. In addition, NJ provides management, ground support and flight operation services to customers after the sale. NJ as an owner and operator of aircraft in the United States is subject to the rules and regulations of the Federal Aviation Administration, which address aircraft registration and maintenance requirements, pilot qualifications and airport operations, including flight planning and scheduling as well as security issues. In 2001, NJ entered into an “exclusive alliance” with an independent company, Marquis Jet Partners, Inc. (“Marquis”). Under this alliance, Marquis leases and purchases fractional interests and management services from NJ and resells them to its customers in the form of a prepaid Marquis Jet Card, which entitles the customer to 25 hours of flight time. This element of NJ’s business continues to grow and currently approximates 20% of total NJ revenues.
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

Item 1. Business
Manufacturing, Service and Retailing Businesses (Continued)
     NJ is currently believed to be the world’s largest purchaser of general aviation aircraft. The company maintained approximately 580 aircraft in its fleet as of December 31, 2006. The market for fractional ownership of aircraft programs is large and growing and should contribute to NJ’s continued growth over the foreseeable future. NJ’s executive offices are located in New Jersey, while most of its logistical and flight operations are based at Port Columbus International Airport in Columbus, Ohio. NJ’s European operations are based in Lisbon, Portugal.
     Berkshire acquired Business Wire, headquartered in San Francisco, California, in February 2006. Business Wire’s core business is the electronic dissemination of full-text news releases daily to the media, the Internet, online services and databases and the global investment community in 150 countries and 45 languages. Roughly 90% of the company’s revenue comes from the core business of news distribution. This is not a seasonal business, but rather shows peaks during quarterly earnings periods.
     The Pampered Chef, LTD (“TPC”) is the largest direct seller of high quality kitchen tools in the United States. Products are researched, designed and tested by TPC, and manufactured by third party suppliers. The Buffalo News publishes three editions on Saturday and Sunday and five editions each weekday from its headquarters in Buffalo, New York. International Dairy Queen services a system of about 6,000 stores operating under the names Dairy Queen, Orange Julius and Karmelkorn that offer various dairy desserts, beverages, prepared foods, blended fruit drinks, popcorn and other snack foods.
     In December 2006, Berkshire agreed to acquire TTI, Inc., a privately held electronic component distributor headquartered in Fort Worth, Texas. TTI, Inc. is the largest distributor specialist of passive, interconnect electromechanical components. TTI has approximately 1,700 employees and more than 50 locations throughout North America, Europe and Asia.
     Retailing Businesses — Berkshire’s retailing businesses principally consist of several independently managed home furnishings and jewelry operations. Information regarding each of these operations follows.
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
     NFM operates its business from a very large retail complex with over 500,000 square feet of retail space and sizable warehouse and administrative facilities in Omaha, Nebraska. NFM’s customers are drawn from a radius around Omaha of approximately 300 miles and is the largest furniture retailer in the area. In 2000, NFM acquired Homemakers Furniture located in Des Moines, Iowa. Homemakers has two facilities that include approximately 225,000 square feet of retail space. In 2003, NFM opened a new store in Kansas City, Kansas. This store, which anchors a retail and entertainment district, includes approximately 445,000 square feet of retail space with a sizable warehouse and draws customers form a significant radius around Kansas City.
     R.C. Willey, based in Salt Lake City, is the dominant home furnishings retailer in the Intermountain West region of the United States. R.C. Willey operates eleven retail stores, two retail clearance facilities and three distribution centers. These facilities include approximately 1.5 million square feet of retail space with eight stores located in Utah, one store in Idaho, three stores in Nevada and one store in California. In June 2006, R.C. Willey opened a store in Rocklin, California to serve the Sacramento, California market. R.C. Willey also opened a new distribution center during 2006 in Roseville, California to serve the northern California and Reno, Nevada markets.

Item 1. Business
Manufacturing, Service and Retailing Businesses (Continued)
     Star’s retail facilities include about 700,000 square feet of retail space in eleven locations. Star’s retail facilities are located in Texas with eight in Houston. Star maintains a dominant position in each of its markets. Jordan’s operates a furniture retail business from four locations with approximately 520,000 square feet of retail space in Massachusetts and New Hampshire. Jordan’s is believed to be the largest furniture retailer, as measured by sales, in the Massachusetts and New Hampshire areas. Jordan’s is well known in its markets for its unique store arrangements and advertising campaigns.
     Since 1989, Berkshire has owned an interest (currently 93%) in Borsheim Jewelry Company, Inc. (“Borsheim’s”). From its single store located in Omaha, Nebraska, Borsheim’s is a high volume retailer of fine jewelry, watches, crystal, china, stemware, flatware, gifts and collectibles. In 1995, Berkshire acquired Helzberg’s Diamond Shops, Inc. (“Helzberg’s”). Helzberg’s, based in North Kansas City, Missouri, operates a chain of 269 retail jewelry stores in 38 states. Most of Helzberg’s stores are located in malls or power strip centers, and all stores operate under the name Helzberg Diamonds. In 2000, Berkshire acquired The Ben Bridge Corporation (“Ben Bridge Jeweler”). Ben Bridge Jeweler, based in Seattle, Washington, operates a chain of 77 upscale retail jewelry stores in 12 states, primarily in the Western United States. Ben Bridge Jeweler stores are located primarily in major shopping malls. Berkshire’s retail jewelry operations are subject to seasonality with approximately 40% of annual revenues being earned in the fourth quarter.
     Also included in Berkshire’s group of retailing businesses is See’s Candies (“See’s”), which produces boxed chocolates and other confectionery products with an emphasis on quality and distinctiveness in two large kitchens in California. See’s revenues are highly seasonal with approximately 50% of total annual revenues being earned in the months of November and December.
Finance and Financial Products
     Berkshire’s finance and financial products businesses engage in a variety of finance related activities. BH Finance invests in fixed-income financial instruments, often on a leveraged basis, pursuant to proprietary strategies with the objective of earning above average returns. BH Finance also enters into derivative contracts and assumes foreign currency, equity price, and credit default risk. Management recognizes and accepts that losses may occur due to the nature of these activities as well as the markets in general. In addition, the level of investments and derivative contracts will vary over time depending on the magnitude and number of strategies employed based on management’s perception of market conditions and opportunities. This business is conducted from Berkshire’s corporate headquarters.
     Berkshire acquired Clayton Homes, Inc. (“Clayton”) in 2003. Clayton, headquartered near Knoxville, Tennessee, is a vertically integrated manufactured housing company. At December 31, 2006, Clayton operated 41 manufacturing plants in 14 states. Clayton’s homes are marketed in 48 states through a network of 1,691 retailers, including 447 company-owned sales centers. Installment financing is offered to purchasers of Clayton’s manufactured homes as well as those purchasing homes from selected independent retailers. Such financing is provided through its wholly owned finance subsidiaries. Clayton also develops, owns and manages 70 manufactured housing communities located in 12 states and operates 14 housing subdivisions in 3 states.
     Clayton competes at the manufacturing, retail and finance levels on the basis of price, service, delivery capabilities and product performance and considers the ability to make financing available to retail purchasers a major factor affecting the market acceptance of its product. Retail sales are facilitated by Clayton’s offering of various finance and insurance programs. Finance programs include installment contract originations at company owned sales centers and select independent retailers. Also included are bulk purchases of manufactured housing contracts from banks and other lenders. Clayton also provides inventory financing to certain independent retailers and services manufactured housing contracts that were not purchased or originated by them. These purchases and servicing arrangements may relate to the portfolios of other lenders or finance companies, governmental agencies, or other entities that purchase and hold manufactured housing contracts. Clayton also acts as agent on physical damage insurance policies, home buyer protection plan policies and other programs.

Item 1. Business
Finance and Financial Products (Continued)
     Berkshire acquired XTRA in 2001. XTRA, headquartered in St. Louis, Missouri, is a leading transportation equipment lessor operating under the XTRA Lease brand name. XTRA manages a diverse fleet of approximately 126,000 units located at 75 facilities throughout the United States and 5 facilities in Canada. The fleet includes over-the-road and storage trailers, chassis, temperature controlled vans, flatbeds, and intermodal trailers. XTRA is one of the two largest lessors (in terms of units available) of over-the-road trailers in North America. Transportation equipment customers lease equipment to cover cyclical, seasonal and geographic needs and as a substitute for purchasing. In addition, transportation providers often use leasing to maximize their asset utilization and reduce capital expenditures. By maintaining a large fleet, XTRA is able to provide customers with a broad selection of equipment and quick response times.
     CORT Business Services Corporation was acquired in 2000 by an 80.1% owned subsidiary of Berkshire and is the leading national provider of rental furniture, accessories and related services in the “rent-to-rent” segment of the furniture rental industry. General Re Securities and affiliates (“GRS”), a dealer in a full line of derivative instruments covering interest rate, currency and equity price risks was acquired by Berkshire as part of the 1998 acquisition of General Re. In January 2002, the run-off of GRS’s business commenced and as of the end of 2006 was substantially completed.
     Berkshire and its subsidiaries employed approximately 217,000 persons at December 31, 2006.
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
     Berkshire has been and continues to be willing to assume more risk than any other insurer has knowingly assumed. Berkshire estimates it could incur a probable maximum loss of $6 billion from a single loss event and does so willingly if properly paid for the risk assumed. Berkshire has also written some coverages for losses arising from acts of terrorism. In all cases, however, Berkshire attempts to avoid writing groups of policies from which losses might seriously aggregate, though it is possible that despite Berkshire’s efforts, losses may aggregate in ways that were not anticipated. The tolerance for huge losses may in certain future periods result in huge losses, which may result in a high degree of volatility in periodic reported earnings.
The degree of estimation error inherent in the process of estimating property and casualty insurance loss reserves may result in a high degree of volatility in periodic reported earnings.
     In the insurance business, premiums are charged today for promises to pay covered losses in the future. The principal cost associated with premium revenue is claims. However, it will literally take decades before all losses that have occurred as of the balance sheet date will be reported and settled. Although Berkshire believes that loss reserve balances are adequate to cover losses, Berkshire will not truly know whether the premiums charged for the coverages provided were sufficient until well after the balance sheet date. Except for certain product lines, Berkshire’s objective is to generate underwriting profits over the long term. Estimating insurance claim costs is inherently imprecise. Reserve estimates are large ($48 billion at December 31, 2006) so adjustments to reserve estimates can have a material effect on periodic reported earnings.
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
     Investment decisions and all major capital allocation decisions are made for Berkshire’s businesses by Warren E. Buffett, chairman of the board of directors and CEO, age 76, in consultation with Charles T. Munger, vice chairman of the board of directors, age 83. If for any reason the services of Berkshire’s key personnel, particularly Mr. Buffett, were to become unavailable to Berkshire, there could be a material adverse effect on the Company. However, Berkshire’s Board of Directors has identified three current Berkshire subsidiary managers who are capable of being CEO. Berkshire’s Board has agreed on a replacement for Mr. Buffett should a replacement be needed currently. The Board continually monitors this matter and could alter its current view in the future. Management believes that the Board’s succession plan, together with the outstanding managers running Berkshire’s numerous and highly diversified operating units helps to mitigate this risk.
The past growth rate in Berkshire stock is not an indication of future results.
     In the years since Berkshire’s present management acquired control of Berkshire, its book value per share has grown at a highly satisfactory rate. Because of the large size of Berkshire’s capital base (shareholders’ equity of approximately $108.4 billion as of December 31, 2006), Berkshire’s book value per share very likely will not increase in the future at a rate even close to its past rate.

Item 1A. Risk Factors (Continued)
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
     Historically, Berkshire has derived a relatively small amount of its revenues and earnings from international markets. In recent years, international business was concentrated in the insurance businesses, which are conducted primarily in Western Europe, United Kingdom, Japan, Australia and other regions where relatively stable political and economic conditions have prevailed. As a result of Berkshire’s recent business acquisitions including 80% of IMC on July 5, 2006, Berkshire may be subject to increased risks from unstable political conditions and civil unrest in international markets. IMC’s headquarters are located in Israel and substantial business operations are conducted in Israel and Korea.
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
     For the most part, Berkshire’s utilities and energy businesses, which generate, transmit and distribute electricity and transport and distribute natural gas, are highly regulated by numerous federal, state and local governmental authorities in the United States, United Kingdom and other jurisdictions in which operations are conducted. The regulatory process determines the terms and conditions of providing utility service, including the rates that may be charged to customers. The results of this process may not permit the recovery of all costs incurred by the utilities. Regulations also concern safety, environmental and operational compliance or remediation as well as other matters. Adverse new regulations or reinterpretations of existing regulations as well as the nature of the regulatory process may have a significant impact on periodic results of operations.
     The nature of the utilities and energy business is that significant amounts of capital are employed to construct, operate and maintain sufficient generation, transmission and distribution systems. Usually, large amounts of borrowed funds are employed in the process. Such systems may need to be operational for very long periods of time in order to justify the financial cost. The risk of financial failure of capital projects is not necessarily recoverable through rates that are charged to customers.
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
Item 1B. Unresolved Staff Comments
     None.

Item 2. Description of Properties
     The physical properties used by the Registrant and its significant business segments are summarized below:

				Number		Approx.
				of	Owned/	Square
Business	Country	Location	Type of Property	Properties	Leased	Footage
Berkshire	U.S.	Omaha, NE	Corporate Offices	1	Leased	10,000

Insurance and Reinsurance

GEICO	U.S.	Chevy Chase, MD and locations in 6	Offices	14	Owned	3,152,000
		other states
			Offices and drive-in
		Various locations throughout the U.S.	claims facilities	67	Leased	790,000

General Re	U.S.	Stamford, CT	Offices	3	Owned	191,000
			Other	5	Owned	43,000
		Stamford, CT, various U.S. locations	Offices	35	Leased	1,098,000

	Non-U.S.	Cologne, Germany	Offices	7	Owned	161,000
		Various locations in 25 countries	Offices	35	Leased	354,000

Berkshire Hathaway Reinsurance Group	U.S.	Stamford, CT and 4 other locations	Offices	6	Leased	112,000
	Non-U.S.	United Kingdom	Offices	4	Leased	21,000

Berkshire Hathaway Primary Group	U.S.	Omaha, NE and Fort Wayne, IN	Offices	4	Owned	209,000
	U.S.	Various locations in 17 states	Offices	45	Leased	657,000

Finance & Financial	U.S.	Various locations throughout the U.S.	Mfg plants	41	Owned	5,460,000
Products			Mfg plants	3	Leased	276,000
			Offices	5	Owned	279,000
			Offices	26	Leased	137,000
			Retail locations	47	Owned	770,000
			Retail locations	152	Leased	1,776,000
			Warehouses	3	Owned	122,000
			Warehouses	44	Leased	1,467,000
			Retail centers	179	Owned	1,481 (acres)
			Retail centers	268	Leased	1,082 (acres)
			Housing communities	84	Owned	4,779 (acres)

McLane Company	U.S.	Various locations	Distribution	30	Owned	9,248,000
		throughout the U.S.	centers/Offices	16	Leased	2,776,000

	Non-U.S.	Brazil	Distribution	1	Owned	159,000
			centers/Offices	3	Leased	1,150,000

Item 2. Description of Properties (Continued)

				Number		Approx.
				of	Owned/	Square
Business	Country	Location	Type of Property	Properties	Leased	Footage
Shaw Industries	U.S.	Various locations	Mfg plants/Offices	77	Owned	21,558,000
		throughout the U.S.	Mfg plants/Offices	18	Leased	1,707,000

			Warehouses	22	Owned	6,421,000
			Warehouses	71	Leased	4,992,000

			Showroom/Retail	1	Owned	55,000
			Showroom/Retail	32	Leased	309,000

	Non-U.S.	London, Shanghai and	Offices	4	Leased	7,000
		Singapore

Other businesses

Manufacturing	U.S.	Various locations	Mfg plants	192	Owned	28,750,000
		in the U.S.	Mfg plants	29	Leased	1,850,000
			Offices/Warehouses	114	Owned	9,825,000
			Offices/Warehouses	147	Leased	5,750,000
			Retail locations	36	Owned	269,000
			Retail locations	126	Leased	839,000
	Non-U.S.	Various locations	Mfg plants	84	Owned	10,519,000
		in 51 countries	Mfg plants	66	Leased	4,384,000
			Offices/Warehouses	37	Owned	1,073,000
			Offices/Warehouses	158	Leased	2,022,000
			Retail locations	3	Owned	9,000
			Retail locations	43	Leased	116,000

Retailing	U.S.	Various locations	Offices/Warehouses/
		throughout the U.S.	Mfg plants	25	Owned	5,181,000
			Offices/Warehouses/
			Mfg plants	41	Leased	3,086,000
			Retail stores	31	Owned	3,178,000
			Retail stores	545	Leased	1,785,000

Service	U.S.	Various locations	Training facilities/
		in 10 states	Hangars	2	Owned	823,000
			Training facilities/
			Hangars	15	Leased	242,000
		Various locations	Offices/Warehouses	15	Owned	791,000
		throughout the U.S.	Offices/Warehouses	86	Leased	1,790,000

		Various locations	Mfg plants	8	Owned	601,000
		in 7 states	Mfg plants	8	Leased	123,000

		Various locations	Retail locations	39	Owned	126,000
		in 7 states	Retail locations	40	Leased	120,000

	Non-U.S.	Various locations	Offices/Training	3	Owned	74,000
		in 7 countries	facilities/Hangars	18	Leased	279,000

Item 2. Description of Properties (Continued)
     Utilities and Energy Businesses
     MidAmerican’s energy properties consist of the physical assets necessary and appropriate to generate, transmit, store, distribute and supply energy and consist mainly of electric generation, transmission and distribution facilities and gas distribution plants, natural gas pipelines, storage facilities, compressor stations and meter stations, along with the related rights-of-way. A majority of these properties are pledged or encumbered to support or otherwise provide the security for the related project or subsidiary debt. MidAmerican or its affiliates owns or has interests in, the following types of electricity generating plants at December 31, 2006:

			Facility
			Net
			Capacity	Net MW
Energy Source	Entity	Location	(MW)(1)	Owned(2)
Coal	PacifiCorp, MidAmerican Energy	Wyoming, Iowa, Utah, Montana, Colorado and Arizona	13,377	8,944

Natural gas and other	PacifiCorp, MidAmerican Energy, CalEnergy	Iowa, Utah, Illinois, Oregon, New York, Texas, Arizona and Washington	3,783	3,265

Hydroelectric	PacifiCorp, MidAmerican Energy, CalEnergy	Washington, Oregon, Idaho, California, Utah, Montana, Illinois, Wyoming, The Philippines and Hawaii	1,323	1,318

Geothermal	CalEnergy and PacifiCorp	The Philippines, California and Utah	720	553
Nuclear	MidAmerican Energy	Illinois	1,748	437
Wind	MidAmerican Energy and PacifiCorp	Iowa, Oregon and Wyoming	602	593

		Total	21,553	15,110

(1)	Facility Net Capacity megawatts (MW) represents either: 1) PacifiCorp – the total capability of a generating unit as based by actual operating experience or test experience, less power generated and used for auxiliaries and other station uses, and is determined using average annual temperatures; 2) MidAmerican Energy – the total plant accredited net generating capacity from the summer of 2006 (except for wind-powered generation facilities, which are nameplate ratings) where MW may vary depending on operating conditions and plant design; or 3) CalEnergy – the contract capacity for most facilities.

(2)	Net MW Owned indicates MidAmerican’s ownership of Facility Net Capacity (MW).
     As of December 31, 2006, MidAmerican had an estimated 241.7 million tons of recoverable coal reserves in mines owned or leased in Wyoming, Utah and Colorado based on the most recent engineering studies. Coal reserve estimates are subject to adjustment as a result of the development of additional engineering and geological data, new mining technology and changes in regulation and economic factors affecting the utilization of such reserves. Collective electric transmission and distribution systems included approximately 17,900 miles of transmission lines and approximately 1,300 substations at December 31, 2006. Gas distribution facilities included approximately 22,000 miles of gas mains and service pipelines at December 31, 2006.

Item 2. Description of Properties (Continued)
     Utilities and Energy Businesses (Continued)
     Northern Natural Gas operates approximately 15,900 miles of natural gas pipelines, consisting of approximately 6,900 miles of mainline transmission pipelines and approximately 9,000 miles of lateral pipelines. The Northern Natural Gas system includes delivery points in the northern end of the system (Michigan, Illinois, Iowa, Minnesota, Nebraska, Wisconsin and South Dakota) and the natural gas supply and service area is at the southern end of the system (Kansas, Oklahoma, Texas and New Mexico). The Northern Natural Gas supply area is interconnected with many interstate and intrastate pipelines in the national grid system. Storage services are provided through the operation of one underground storage field in Iowa, two underground storage facilities in Kansas and one liquefied natural gas storage peaking unit each in Garner, Iowa and Wrenshall, Minnesota.
     Kern River operates approximately 1,700 miles of natural gas pipelines consisting of a mainline section and common facilities. Kern River owns the entire mainline section, which extends from the pipeline’s point of origination near Opal, Wyoming to Daggett, California. The mainline section consists of the original approximately 700 miles of 36-inch diameter pipeline, approximately 600 miles of 36-inch diameter loop pipeline related to an expansion project and approximately 100 miles of various laterals that connect to the mainline. The common facilities consist of an approximately 200 mile section of original pipeline that extends from the point of interconnection with the mainline in Daggett to Bakersfield, California and an additional approximately 100 miles related to the expansion project. The common facilities are jointly owned by Kern River (approximately 76.8% as of December 31, 2006) and Mojave Pipeline Company, a wholly owned subsidiary of El Paso Corporation, (approximately 23.2% as of December 31, 2006) as tenants-in-common.
     At December 31, 2006, Northern Electric’s and Yorkshire Electricity’s electricity distribution network (excluding service connections to consumers) on a combined basis included approximately 34,000 kilometers of overhead lines and approximately 65,000 kilometers of underground cables. Northern Electric’s and Yorkshire Electricity’s distribution facilities also included approximately 700 major substations.

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
     a) Governmental Investigations
     Berkshire, General Re Corporation (“General Re”) and certain of Berkshire’s insurance subsidiaries, including General Reinsurance Corporation (“General Reinsurance”) and National Indemnity Company (“NICO”) have been continuing to cooperate fully with the U.S. Securities and Exchange Commission (“SEC”), the U.S. Department of Justice, the U.S. Attorney for the Eastern District of Virginia and the New York State Attorney General (“NYAG”) in their ongoing investigations of non-traditional products. General Re originally received subpoenas from the SEC and NYAG in January 2005. Berkshire, General Re, General Reinsurance and NICO have been providing information to the government relating to transactions between General Reinsurance or NICO (or their respective subsidiaries or affiliates) and other insurers in response to the January 2005 subpoenas and related requests and, in the case of General Reinsurance (or its subsidiaries or affiliates), in response to subpoenas from other U.S. Attorneys conducting investigations relating to certain of these transactions. In particular, Berkshire and General Re have been responding to requests from the government for information relating to certain transactions that may have been accounted for incorrectly by counterparties of General Reinsurance (or its subsidiaries or affiliates). Berkshire understands that the government is evaluating the actions of General Re and its subsidiaries, as well as those of their counterparties, to determine whether General Re or its subsidiaries conspired with others to misstate counterparty financial statements or aided and abetted such misstatements by the counterparties. The government has interviewed a number of current and former officers and employees of General Re and General Reinsurance as well as Berkshire’s Chairman and CEO, Warren E. Buffett, in connection with these investigations.
     In one case, a transaction initially effected with American International Group (“AIG”) in late 2000 (the “AIG Transaction”), AIG has corrected its prior accounting for the transaction on the grounds, as stated in AIG’s 2004 10-K, that the transaction was done to accomplish a desired accounting result and did not entail sufficient qualifying risk transfer to support reinsurance accounting. General Reinsurance has been named in related civil actions brought against AIG, as described below. As part of their ongoing investigations, governmental authorities have also inquired about the accounting by certain of Berkshire’s insurance subsidiaries for certain assumed and ceded finite reinsurance transactions.
     In June 2005, John Houldsworth, the former Chief Executive Officer of Cologne Reinsurance Company (Dublin) Limited (“CRD”), a subsidiary of General Re, and Richard Napier, a former Senior Vice President of General Re who had served as an account representative for the AIG account, each pleaded guilty to a federal criminal charge of conspiring with others to misstate certain AIG financial statements in connection with the AIG Transaction and entered into a partial settlement agreement with the SEC with respect to such matters. In addition, Ronald Ferguson, General Re’s former Chief Executive Officer, Elizabeth Monrad, General Re’s former Chief Financial Officer, Christopher Garand, a former General Reinsurance Senior Vice President and Robert Graham, a former General Reinsurance Senior Vice President and Assistant General Counsel — are awaiting trial in the U.S. District Court for the District of Connecticut on charges of conspiracy to violate securities laws and to commit mail fraud, securities fraud, making false statements to the SEC and mail fraud in connection with the AIG Transaction. The trial is currently set for December 2007. Each has pleaded not guilty to all charges. Each of these individuals, who had previously received a “Wells” notice in 2005 from the SEC, is also the subject of an SEC enforcement action for allegedly aiding and abetting AIG’s violations of the antifraud provisions and other provisions of the federal securities laws in connection with the AIG Transaction. The SEC case is presently stayed. Joseph Brandon, the Chief Executive Officer of General Re, also received a “Wells” notice from the SEC in 2005.
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
     In November 2006, two subsidiaries of General Re, General Reinsurance UK Limited (“Gen Re UK”) and Kolnische Ruckversicherungs-Gesellschaft AG (“Cologne Re”), entered into a settlement agreement with the Financial Services Authority (“FSA”) with respect to the FSA’s previously disclosed investigation of the role of these entities in certain transactions that were alleged to involve no or insufficient risk transfer to be treated for accounting and regulatory purposes as reinsurance. Pursuant to the settlement agreement, Gen Re UK paid the FSA a penalty of $2.3 million.

Item 3. Legal Proceedings (Continued)
     Cologne Re is also cooperating fully with requests for information and orders to produce documents from the German Federal Financial Supervisory Authority (the “BaFin”) regarding the activities of Cologne Re relating to “finite reinsurance” and regarding transactions between Cologne Re or its subsidiaries, including CRD, and certain counterparties. In particular, Cologne Re is cooperating fully with a BaFin order to produce documents received on October 24, 2006. The order stated that it is part of the BaFin’s continuing investigation into financial reinsurance agreements and that Cologne Re, and possibly one or more of its senior executives, is suspected of violating legal provisions in regard to such agreements.
     In April 2005, the Australian Prudential Regulation Authority (“APRA”) announced an investigation involving financial or finite reinsurance transactions by General Reinsurance Australia Limited (“GRA”), a subsidiary of General Reinsurance. An inspector was appointed by APRA under section 52 of the Insurance Act 1973 to conduct an investigation of GRA’s financial or finite reinsurance business. GRA and General Reinsurance have cooperated fully with this investigation. The inspector has submitted its final investigative report to APRA.
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
     b) Civil Litigation
     Litigation Related to ROA
     General Reinsurance and several current and former employees, along with numerous other defendants, have been sued in thirteen federal lawsuits involving Reciprocal of America (“ROA”) and related entities. Nine are putative class actions initiated by doctors, hospitals and lawyers that purchased insurance through ROA or certain of its Tennessee-based risk retention groups. ROA was a Virginia-based reciprocal insurer and reinsurer of physician, hospital and lawyer professional liability risks. These complaints seek compensatory, treble, and punitive damages in an amount plaintiffs contend is just and reasonable. General Reinsurance is also subject to actions brought by the Virginia Commissioner of Insurance, as Deputy Receiver of ROA, the Tennessee Commissioner of Insurance, as Receiver for purposes of liquidating three Tennessee risk retention groups, a state lawsuit filed by a Missouri-based hospital group that was removed to federal court and another state lawsuit filed by an Alabama doctor that was also removed to federal court. The first of these actions was filed in March 2003 and additional actions were filed in April 2003 through June 2006. In the action filed by the Virginia Commissioner of Insurance, the Commissioner asserts in several of its claims that the alleged damages are believed to exceed $200 million in the aggregate as against all defendants. All of these cases are collectively assigned to the U.S. District Court for the Western District of Tennessee for pretrial proceedings. General Reinsurance filed motions to dismiss all of the claims against it in these cases and, in June 2006, the court granted General Reinsurance’s motion to dismiss the complaints of the Virginia and Tennessee receivers. The court granted the Tennessee receiver leave to amend her complaint, and the Tennessee receiver filed her amended complaint on August 7, 2006. General Reinsurance has filed a motion to dismiss the amended complaint in its entirety and awaits a ruling by the court. The Virginia receiver has moved for reconsideration of the dismissal and for leave to amend his complaint. General Reinsurance has filed its opposition to that motion and awaits a ruling by the court. In September 2006, the court also dismissed the complaint filed by the Missouri-based hospital group. The Missouri-based hospital group has filed a motion for reconsideration of the dismissal and for leave to file an amended complaint. General Reinsurance has filed its opposition to that motion and awaits a ruling by the court. The court has also not yet ruled on General Reinsurance’s motions to dismiss the complaints of the other plaintiffs. The parties have commenced discovery.
     In December 2006, General Reinsurance entered into settlement agreements with respect to two lawsuits filed in Alabama state courts that related to ROA and related entities, and these lawsuits have been dismissed.
     Actions related to AIG
     General Reinsurance is a defendant in In re American International Group Securities Litigation, Case No. 04-CV-8141-(LTS), United States District Court, Southern District of New York, a putative class action asserted on behalf of investors who purchased publicly-traded securities of AIG between October 1999 and March 2005. The complaint, originally filed in April 2005, asserts various claims against AIG and certain of its officers, directors,

Item 3. Legal Proceedings (Continued)
investment banks and other parties, including Messrs. Ferguson, Napier and Houldsworth (whom the Complaint defines, together with General Reinsurance, as the “General Re Defendants”). The Complaint alleges that the General Re Defendants violated Section 10(b) of the Securities Exchange Act and Rule 10b-5 in connection with the AIG Transaction. The Complaint seeks damages and other relief in unspecified amounts. General Reinsurance has answered the Complaint, denying liability and asserting various affirmative defenses. Document production has begun, but no other discovery has taken place. No trial date has been scheduled.
     A member of the putative class in the litigation described in the preceding paragraph has asserted similar claims against General Re and Mr. Ferguson in a separate complaint, Florida State Board of Administration v. General Re Corporation, et al., Case No. 06-CV-3967, United States District Court, Southern District of New York. The claims against General Re and Mr. Ferguson closely resemble those asserted in the class action. The complaint does not specify the amount of damages sought. General Re has answered the Complaint, denying liability and asserting various affirmative defenses. No trial date has been established. The parties are coordinating discovery and other proceedings among this action, a similar action filed by the same plaintiff against AIG and others, the class action described in the preceding paragraph, and the shareholder derivative actions described in the next paragraph.
     On July 27, 2005, General Reinsurance received a Summons and a Verified and Amended Shareholder Derivative Complaint in In re American International Group, Inc. Derivative Litigation, Case No. 04-CV-08406, United States District Court, Southern District of New York. The complaint, brought by several alleged shareholders of AIG, seeks damages, injunctive and declaratory relief against various officers and directors of AIG as well as a variety of individuals and entities with whom AIG did business, relating to a wide variety of allegedly wrongful practices by AIG. The allegations relating to General Reinsurance focus on the AIG Transaction, and the complaint purports to assert causes of action in connection with that transaction for aiding and abetting other defendants’ breaches of fiduciary duty and for unjust enrichment. The complaint does not specify the amount of damages or the nature of any other relief sought. In August 2005, General Reinsurance received a Summons and First Amended Consolidated Shareholders’ Derivative Complaint in In re American International Group, Inc. Consolidated Derivative Litigation, Case No. 769-N, Delaware Chancery Court. The claims asserted in the Delaware complaint are substantially similar to those asserted in the New York derivative complaint, except that the Delaware complaint makes clear that the plaintiffs are asserting claims against both General Reinsurance and General Re. Proceedings in both the New York derivative suit and the Delaware derivative suit are stayed until March 14, 2007.
     FAI/HIH Matter
     In December 2003, the Liquidators of both FAI Insurance Limited (“FAI”) and HIH Insurance Limited (“HIH”) advised GRA and Cologne Re that they intended to assert claims arising from insurance transactions GRA entered into with FAI in May and June 1998. In August 2004, the Liquidators filed claims in the Supreme Court of New South Wales in order to avoid the expiration of a statute of limitations for certain plaintiffs. The focus of the Liquidators’ allegations against GRA and Cologne Re are the 1998 transactions GRA entered into with FAI (which was acquired by HIH in 1999). The Liquidators contend, among other things, that GRA and Cologne Re engaged in deceptive conduct that assisted FAI in improperly accounting for such transactions as reinsurance, and that such deception led to HIH’s acquisition of FAI and caused various losses to FAI and HIH. The Liquidator of HIH served its Complaint on GRA and Cologne Re in June 2006. The FAI Liquidator has until March 30, 2007 to serve his complaint on GRA and Cologne Re.
     Insurance Brokerage Antitrust Litigation
     Berkshire, General Re and General Reinsurance are defendants in this multi-district litigation, In Re: Insurance Brokerage Antitrust Litigation, MDL No. 1663 (D.N.J.), in which plaintiffs allege an industry-wide scheme on the part of commercial insurance brokers and insurance companies to defraud a purported class of insurance purchasers through bid-rigging and contingent commission arrangements. The plaintiffs claim that all defendants engaged in a pattern of racketeering activity, in violation of RICO, and that they conspired to restrain trade. They further allege that the broker defendants breached fiduciary duties to the plaintiffs, that the insurer defendants aided and abetted that breach, and that all defendants were unjustly enriched in the process. Plaintiffs seek treble damages in an unspecified amount, together with interest and attorneys fees and expenses. They also seek a declaratory judgment of wrongdoing as well as an injunction against future anticompetitive practices. In November 2006, General Re, General Reinsurance and Berkshire, together with the other defendants, filed motions to dismiss the complaint which are awaiting resolution.

Item 4. Submission of Matters to a Vote of Security Holders
     None
Executive Officers of the Registrant
     Following is a list of the Registrant’s executive officers:

Name	Age	Position with Registrant	Since
Warren E. Buffett	76	Chairman of the Board	1970
Marc D. Hamburg	57	Vice President	1992
Charles T. Munger	83	Vice Chairman of the Board	1978
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
     Berkshire’s Class A and Class B Common Stock are listed for trading on the New York Stock Exchange, trading symbol: BRK.A and BRK.B. The following table sets forth the high and low sales prices per share, as reported on the New York Stock Exchange Composite List during the periods indicated:

	2006				2005
	Class A		Class B		Class A		Class B
	High	Low	High	Low	High	Low	High	Low
First Quarter	$90,600	$86,200	$3,013	$2,860	$92,000	$84,500	$3,067	$2,805
Second Quarter	93,100	85,400	3,099	2,839	88,900	82,000	2,948	2,733
Third Quarter	97,100	89,400	3,238	2,978	85,450	78,800	2,848	2,612
Fourth Quarter	114,500	95,200	3,825	3,165	91,200	82,100	3,032	2,728
Shareholders
     Berkshire had approximately 5,100 record holders of its Class A Common Stock and 14,000 record holders of its Class B Common Stock at February 15, 2007. Record owners included nominees holding at least 500,000 shares of Class A Common Stock and 12,500,000 shares of Class B Common Stock on behalf of beneficial-but-not-of-record owners.
Dividends
     Berkshire has not declared a cash dividend since 1967.
Securities authorized for issuance under equity plans
     In connection with certain business acquisitions, Berkshire has issued Class B common stock options to replace outstanding options held by employees of the acquired entity. The terms of the Berkshire stock options are essentially equivalent to the terms of the options of the acquired entity, except that exercise prices were adjusted to give effect to the common stock exchange rate applicable to each acquisition. Berkshire has granted no other stock options. A summary of the Registrant’s equity compensation plans under which equity securities are authorized for issuance as of December 31, 2006 follows:

	Number of Class B	Weighted-average	Number of Class B shares remaining
	shares to be issued	exercise price of	available for issuance under equity
	upon exercise of	outstanding options	compensation plans (excluding shares
Plan category	options (a)	(b)	reflected in column (a))
Plans not approved by security holders	59,195	$1,977	None

Item 6. Selected Financial Data
Selected Financial Data for the Past Five Years
(dollars in millions except per share data)

	2006	2005	2004	2003	2002
Revenues:
Insurance premiums earned	$23,964	$21,997	$21,085	$21,493	$19,182
Sales and service revenues	51,803	46,138	43,222	32,098	16,958
Revenues of utilities and energy businesses (1)	10,644	—	—	—	—
Interest, dividend and other investment income	4,382	3,487	2,816	3,098	2,943
Interest and other revenues of finance and financial products businesses	5,111	4,633	3,788	3,087	2,314
Investment and derivative gains/losses (2)	2,635	5,408	3,471	4,083	838

Total revenues	$98,539	$81,663	$74,382	$63,859	$42,235

Earnings:
Net earnings (2) (3)	$11,015	$8,528	$7,308	$8,151	$4,286

Net earnings per share	$7,144	$5,538	$4,753	$5,309	$2,795

Year-end data:
Total assets	$248,437	$198,325	$188,874	$180,559	$169,544
Notes payable and other borrowings of insurance and other non-finance businesses	3,698	3,583	3,450	4,182	4,775
Notes payable and other borrowings of utilities and energy businesses (1)	16,946	—	—	—	—
Notes payable and other borrowings of finance and financial products businesses	11,961	10,868	5,387	4,937	4,513
Shareholders’ equity	108,419	91,484	85,900	77,596	64,037
Class A equivalent common shares outstanding, in thousands	1,543	1,541	1,539	1,537	1,535
Shareholders’ equity per outstanding Class A equivalent common share	$70,281	$59,377	$55,824	$50,498	$41,727

(1)	On February 9, 2006, Berkshire Hathaway converted its non-voting preferred stock of MidAmerican Energy Holdings Company (“MidAmerican”) to common stock and upon conversion, owned approximately 83.4% (80.5% diluted) of the voting common stock interests. Accordingly, the 2006 Consolidated Financial Statements reflect the consolidation of the accounts of MidAmerican. During the period between 2002 and 2005, Berkshire’s investment in MidAmerican was accounted for pursuant to the equity method.

(2)	The amount of investment and derivative gains and losses for any given period has no predictive value, and variations in amount from period to period have no practical analytical value in view of the unrealized appreciation in Berkshire’s investment portfolio. After-tax investment and derivative gains were $1,709 million in 2006, $3,530 million in 2005, $2,259 million in 2004, $2,729 million in 2003 and $566 million in 2002. Investment gains in 2005 include a non-cash pre-tax gain of $5.0 billion ($3.25 billion after-tax) relating to the exchange of Gillette stock for Procter & Gamble stock.

(3)	Net earnings for the year ending December 31, 2005 includes a pre-tax underwriting loss of $3.4 billion in connection with Hurricanes Katrina, Rita and Wilma that struck the Gulf coast and Southeast regions of the United States. Such loss reduced net earnings by approximately $2.2 billion and earnings per share by $1,446.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
          Net earnings for each of the past three years are disaggregated in the table that follows. Amounts are after deducting income taxes and minority interests and are in millions.

	2006	2005	2004
Insurance — underwriting	$2,485	$27	$1,008
Insurance — investment income	3,120	2,412	2,045
Utilities and energy	885	523	237
Manufacturing, service and retailing	2,131	1,646	1,540
Finance and financial products	732	514	373
Other	(47)	(124)	(154)
Investment and derivative gains/losses	1,709	3,530	2,259

Net earnings	$11,015	$8,528	$7,308

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
     Insurance — Underwriting
          A summary follows of underwriting results from Berkshire’s insurance businesses for the past three years. Amounts are in millions.

	2006	2005	2004
Underwriting gain (loss) attributable to:
GEICO	$1,314	$1,221	$970
General Re	526	(334)	3
Berkshire Hathaway Reinsurance Group	1,658	(1,069)	417
Berkshire Hathaway Primary Group	340	235	161

Pre-tax underwriting gain	3,838	53	1,551
Income taxes and minority interests	1,353	26	543

Net underwriting gain	$2,485	$27	$1,008

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
          On June 30, 2005, Berkshire acquired Medical Protective Corporation (“MedPro”), a provider of professional liability insurance to physicians, dentists and other healthcare providers. On May 19, 2006, Berkshire acquired 85% of Applied Underwriters, a provider of integrated workers’ compensation solutions. Underwriting results for these businesses are included in the Berkshire Hathaway Primary Group results beginning on their respective acquisition dates.
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
          Periodic underwriting results can be affected significantly by changes in estimates for unpaid losses and loss adjustment expenses, including amounts established for occurrences in prior years. See the Critical Accounting Policies section of this discussion for information concerning the loss reserve estimation process. In addition, the timing and amount of catastrophe losses can produce significant volatility in periodic underwriting results. During the third quarter of 2005, Hurricanes Katrina and Rita struck the Gulf Coast region of the United States producing the largest catastrophe losses for any quarter in the history of the property/casualty insurance industry. In the fourth quarter of 2005, Hurricane Wilma struck the Southeast U.S. Estimated pre-tax losses from these events of $3.4 billion were recorded in 2005. In contrast, there were no major hurricanes in 2006.

     Insurance — Underwriting (Continued)
     A key marketing strategy followed by all of these businesses is the maintenance of extraordinary capital strength. Statutory surplus of Berkshire’s insurance businesses was approximately $59 billion at December 31, 2006. This superior capital strength creates opportunities, especially with respect to reinsurance activities, to negotiate and enter into insurance and reinsurance contracts specially designed to meet unique needs of insurance and reinsurance buyers. Additional information regarding Berkshire’s insurance and reinsurance operations follows.
     GEICO
     GEICO provides primarily private passenger automobile coverages to insureds in 49 states and the District of Columbia. GEICO policies are marketed mainly by direct response methods in which customers apply for coverage directly to the company via the Internet, over the telephone or through the mail. This is a significant element in GEICO’s strategy to be a low-cost insurer. In addition, GEICO strives to provide excellent service to customers, with the goal of establishing long-term customer relationships.
     GEICO’s underwriting results for the past three years are summarized below. Dollars are in millions.

	2006		2005			2004
	Amount	%	Amount		%	Amount	%
Premiums written	$11,303		$10,285			$9,212

Premiums earned	$11,055	100.0	$10,101		100.0	$8,915	100.0

Losses and loss adjustment expenses	7,749	70.1	7,128		70.6	6,360	71.3
Underwriting expenses	1,992	18.0	1,752		17.3	1,585	17.8

Total losses and expenses	9,741	88.1	8,880		87.9	7,945	89.1

Pre-tax underwriting gain	$1,314		$1,221	*		$970

*	Net of losses of $200 million from Hurricanes Katrina, Rita and Wilma.
     Premiums earned in 2006 and 2005 increased 9.4% and 13.3%, respectively, over the corresponding prior year amounts. The growth in premiums earned in 2006 for voluntary auto was 9.3% and reflects a 10.7% increase in policies-in-force during the past year. During 2006, policies-in-force increased 11.3% in the preferred risk markets and 8.6% in the standard and nonstandard markets. Voluntary auto new business sales in 2006 increased 8.8% compared to 2005. Voluntary auto policies-in-force at December 31, 2006 were 721,000 higher than at December 31, 2005. Premium rates have been reduced and underwriting guidelines have been adjusted in certain markets to better match price with the underlying risk resulting in relatively lower premiums per policy.
     Losses and loss adjustment expenses in 2006 were $7,749 million, an increase of 8.7% over 2005. The loss ratio declined to 70.1% in 2006 compared to 70.6% in 2005 and 71.3% in 2004 primarily due to decreasing claim frequencies across all markets and most coverage types. In 2006, claims frequencies for physical damage coverages decreased in the two to five percent range from 2005 while frequencies for injury coverages decreased in the two to five percent range. Injury severity in 2006 increased in the two to five percent range over 2005 while physical damage severity increased in the four to seven percent range. Incurred losses from catastrophe events were approximately $54 million in 2006, $227 million in 2005 (primarily from the hurricanes in the third and fourth quarters) and $71 million in 2004.
     Underwriting expenses in 2006 were $1,992 million, an increase of 13.7% over 2005, which increased 10.5% over 2004. The increase in expenses in 2006 reflected higher advertising costs as well as incremental underwriting and policy issuance costs associated with new business sales.
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

							Pre-tax underwriting
	Premiums written			Premiums earned			gain (loss)
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Property/casualty:
North American	$1,731	$1,988	$2,747	$1,799	$2,201	$3,012	$127	$(307)	$11
International	1,850	1,864	2,091	1,912	1,939	2,218	246	(138)	(93)
Life/health	2,368	2,303	2,022	2,364	2,295	2,015	153	111	85

	$5,949	$6,155	$6,860	$6,075	$6,435	$7,245	$526	$(334) *	$3

*	Includes losses of $685 million related to Hurricanes Katrina, Rita and Wilma.

Management’s Discussion (Continued)
     Insurance — Underwriting (Continued)
Property/casualty
     Premiums written declined in 2006 from amounts written in 2005 which declined from amounts written in 2004. The declines in North America were attributable to significant reductions in finite risk business and to a lesser extent lower casualty treaty volume. International premiums written in 2006 were essentially unchanged from 2005. In local currencies, international premiums written increased 2% over 2005 primarily due to increased volume of property business at Faraday offset by a significant reduction in finite risk business. The overall comparative declines in written premiums in the past three years reflected continued underwriting discipline by rejecting transactions where pricing is deemed inadequate with respect to the risk.
     Approximately half of the comparative declines in the North American premiums earned in 2006 and 2005 versus the previous year were attributable to policy cancellations and non-renewals exceeding new contracts as well as a slight impact from rate changes. The remainder of the comparative declines were primarily due to the significant decreases in finite risk business. In local currencies, 2006 international premiums earned declined 3.5% from 2005, which declined 12.3% compared with 2004. Similar to North America, the decline in premiums earned in the international segment over the past three years generally reflects reductions in premium volume due to the non-renewal of unprofitable business and the decrease in finite risk business.
     The North American business produced an underwriting gain of $127 million in 2006 compared with an underwriting loss of $307 million in 2005 and an underwriting gain of $11 million in 2004. Underwriting results in 2006 included $348 million in underwriting gains from property business partially offset by $221 million in underwriting losses from casualty/workers’ compensation business and includes legal and estimated settlement costs associated with the ongoing regulatory investigations of the finite risk business. The property business produced underwriting gains of $209 million for the 2006 accident year, and $139 million from favorable run-off of prior year property losses. The current accident year results benefited from a lack of catastrophe losses. The underwriting losses from casualty/workers’ compensation business in 2006 included (1) $137 million in discount accretion and deferred charge amortization, (2) increases in prior years’ workers’ compensation reserves of $103 million arising from the continuing escalation of medical utilization and cost inflation and (3) increases in asbestos and environmental reserves of $58 million. These losses were somewhat offset by net decreases in prior years’ reserves for other casualty coverages.
     The 2005 underwriting loss included approximately $480 million in losses from three major hurricanes in 2005 (Katrina, Rita and Wilma). Otherwise, underwriting results for the 2005 accident year generally benefited from re-pricing efforts and improved coverage terms and conditions put into place over the preceding few years. Underwriting results in 2005 also included losses attributable to prior accident years’ consisting of net reserve increases on workers’ compensation of $228 million, asbestos and environmental mass tort exposures of $102 million and $136 million in discount accretion on workers’ compensation reserves and deferred charge amortization on retroactive reinsurance coverages. Offsetting these prior years’ losses were $419 million in gains from net reserve decreases in other casualty lines and property lines.
     The net underwriting gain of $11 million in 2004 consisted of current accident year gains of $166 million partially offset by $155 million in prior accident years’ losses. The 2004 current accident year results benefited from a one-time reduction of $70 million in underwriting expenses from the curtailment of certain pension benefits. In 2004, prior accident years’ losses included reserve increases on casualty and workers’ compensation claims of $729 million and $110 million in discount accretion and deferred charge amortization offset by $307 million of reserve reductions for prior years’ property losses (primarily in World Trade Center loss exposures) and $377 million of gains from contract commutations and settlements.
     The International property/casualty businesses produced an underwriting gain of $246 million in 2006 compared with underwriting losses of $138 million and $93 million in 2005 and 2004, respectively. Underwriting results for 2006 benefited from $360 million of net gains in property and aviation lines of business and the lack of catastrophe losses. Partially offsetting these gains were $114 million in net losses in casualty business, including costs associated with the finite risk business regulatory investigations. Underwriting results for both 2005 and 2004 included catastrophe losses from the U.S. hurricanes of $205 million and $110 million, respectively. Additionally, 2005 results included $29 million in losses from windstorm Erwin. Underwriting results for each of the last three years benefited from favorable results of the aviation and non-catastrophe property businesses. The International property and casualty underwriting results included gains associated with prior accident years of $235 million in 2006 compared with gains of $108 million in 2005 and losses of $102 million in 2004. Prior years’ losses in 2004 were primarily in motor excess, workers’ compensation and other casualty lines and increases for operations placed in run-off.
Life/health
     Premiums earned in 2006 increased 3.0% over 2005, which increased 13.9% over 2004. Adjusting for the effects of foreign currency, premiums earned increased 2.3% in 2006 and 14.2% in 2005. The increase in premiums earned in 2006 was primarily from European life business and in 2005 was primarily due to an increase in both North American and European life business.
     The global life/health operations produced underwriting gains of $153 million in 2006, $111 million in 2005 and $85 million in 2004. Both the U.S. and international life/health operations were profitable in each of the past three years primarily due to favorable mortality; however, most of the gains were earned in the international life business. Additionally, included in the underwriting results for 2006, 2005 and 2004 were $31 million, $66 million and $46 million, respectively, of net losses attributable to reserve increases on certain U.S. health business in run-off.

     Insurance — Underwriting (Continued)
     Berkshire Hathaway Reinsurance Group
     The Berkshire Hathaway Reinsurance Group (“BHRG”) underwrites excess-of-loss reinsurance and quota share coverages for insurers and reinsurers worldwide. BHRG’s business includes catastrophe excess-of-loss reinsurance and excess direct and facultative reinsurance for large or otherwise unusual discrete property risks referred to as individual risk. Retroactive reinsurance policies provide indemnification of losses and loss adjustment expenses with respect to past loss events. Other multi-line refers to other business written on both a quota-share and excess basis, participations in and contracts with Lloyd’s syndicates, as well as aviation business and workers’ compensation programs. The timing and amount of catastrophe losses can produce extraordinary volatility in the periodic underwriting results of the BHRG, and, in particular, in the catastrophe and individual risk business. The pre-tax probable maximum loss from a single event is currently estimated to be approximately $6 billion. BHRG’s pre-tax underwriting results are summarized below. Amounts are in millions.

	Premiums earned			Pre-tax underwriting gain (loss)
	2006	2005	2004	2006	2005	2004
Catastrophe and individual risk	$2,196	$1,663	$1,462	$1,588	$(1,178)	$385
Retroactive reinsurance	146	10	188	(173)	(214)	(412)
Other multi-line	2,634	2,290	2,064	243	323	444

	$4,976	$3,963	$3,714	$1,658	$(1,069) *	$417

*	Includes losses of $2.5 billion from Hurricanes Katrina, Rita and Wilma.
     Catastrophe and individual risk contracts may provide exceptionally large limits of indemnification, often several hundred million dollars and occasionally in excess of $1 billion, and cover catastrophe risks (such as hurricanes, earthquakes or other natural disasters) or other property risks (such as aviation and aerospace, commercial multi-peril or terrorism). Catastrophe and individual risk premiums written were approximately $2.4 billion in 2006, $1.8 billion in 2005 and $1.5 billion in 2004. The increase in volume in 2006 was principally attributable to improved rates in the U.S. and limited industry capacity for catastrophe reinsurance which led to more opportunities to write new business. The level of business written in future periods may vary significantly based upon market conditions and management’s assessment of the adequacy of premium rates.
     Pre-tax underwriting results in 2006 reflect no significant losses from catastrophe events and incurred losses of approximately $200 million attributable to prior years’ events, primarily Hurricane Wilma which occurred in the fourth quarter of 2005. Underwriting results from catastrophe and individual risk business in 2005 included estimated losses of approximately $2.4 billion from Hurricanes Katrina, Rita and Wilma. In 2004, underwriting results from catastrophe and individual risk business included estimated catastrophe losses of $790 million from four hurricanes that struck the U.S. and Caribbean during the third quarter. The timing and magnitude of losses produce extraordinary volatility in periodic underwriting results of BHRG’s catastrophe and individual risk business. BHRG generally does not cede catastrophe and individual risks to mitigate the volatility. Management accepts such potential volatility provided that the long-term prospect of achieving underwriting profits is reasonable.
     Retroactive policies normally provide very large, but limited, indemnification of unpaid losses and loss adjustment expenses with respect to past loss events that are expected to be paid over long periods of time. The underwriting losses from retroactive reinsurance are primarily attributed to the amortization of deferred charges established on retroactive reinsurance contracts written in previous years. The deferred charges, which represent the difference between the premium and the estimated ultimate claim reserves, are amortized over the expected claim payment period using the interest method. The amortization charges are recorded as losses incurred and, therefore, generate underwriting losses. The level of amortization in a given period is based upon estimates of the timing and amount of future loss payments. To the extent there are changes in these estimates, deferred charge balances are adjusted on a retrospective basis via a cumulative adjustment.
     Underwriting losses from retroactive reinsurance in 2006 are net of gains of approximately $145 million which primarily derived from contracts that were commuted or amended during the last half of 2006. Underwriting losses in 2005 from retroactive reinsurance are net of a gain of approximately $46 million related to the final settlement of remaining unpaid losses under a retroactive reinsurance agreement. In addition, estimates of unpaid losses were reviewed during the fourth quarter of 2005 which resulted in a net reduction of $75 million in loss reserves and the rates of deferred charge amortization on certain other contracts were decreased due to slower than expected loss payments. During 2004 the estimated timing of future loss payments with respect to one large contract was accelerated which produced an incremental amortization charge of approximately $100 million. Unamortized deferred charges at December 31, 2006 were approximately $1.74 billion compared to $2.13 billion at December 31, 2005. Management believes that these charges are reasonable with respect to the large amounts of float related to these policies. Float was approximately $6.5 billion at December 31, 2006.
     Premiums earned from other multi-line reinsurance increased in 2006 as compared to 2005 due to the continued growth in workers’ compensation programs. Increased premiums were earned in 2005 as compared to 2004 from new workers’ compensation and ongoing aviation programs and were partially offset by declines in quota-share contracts. Underwriting results from other multi-line reinsurance in 2006 reflected favorable comparative underwriting results from property contracts which benefited from low catastrophe losses. These favorable comparative results were somewhat offset by a deterioration in underwriting results from aviation business. Underwriting results in 2005 included estimated losses of approximately $100 million from Hurricanes Katrina, Rita and Wilma, while results in 2004 included losses of approximately $175 million arising from the third quarter hurricanes affecting the U.S. and Caribbean. However, underwriting gains from aviation coverages and approximately $160 million in gains from the commutations of several reinsurance contracts during 2004 more than offset the losses arising from catastrophes.

Management’s Discussion (Continued)
     Insurance — Underwriting (Continued)
     Berkshire Hathaway Reinsurance Group (Continued)
     In November 2006, BHRG and Equitas, a London based entity established to reinsure and manage the 1992 and prior years’ non-life liabilities of the Names or Underwriters at Lloyd’s of London, entered into an agreement for BHRG to provide potentially up to $7 billion of new excess reinsurance to Equitas. BHRG will also employ the current staff of Equitas and manage the run-off of Equitas’ liabilities. The agreement is subject to the approval by certain regulatory authorities in the United States and the United Kingdom as well as various other conditions which must be obtained by March 31, 2007. Consideration payable to BHRG under the arrangement would initially consist of all of Equitas’ assets less 100 million Pounds Sterling.
     Berkshire Hathaway Primary Group
     Berkshire’s primary insurance group consists of a wide variety of smaller insurance businesses that principally write liability coverages for commercial accounts. These businesses include: National Indemnity Company’s primary group operation (“NICO Primary Group”), a writer of motor vehicle and general liability coverages; U.S. Investment Corporation (“USIC”), whose subsidiaries underwrite specialty insurance coverages; a group of companies referred to internally as “Homestate” operations, providers of standard multi-line insurance; Central States Indemnity Company (“CSI”), a provider of credit and disability insurance to individuals nationwide through financial institutions; and MedPro and Applied Underwriters, which as previously noted were acquired in June 2005 and May 2006, respectively.
     Collectively, Berkshire’s primary insurance businesses produced earned premiums of $1,858 million in 2006, $1,498 million in 2005 and $1,211 million in 2004. The increase in premiums earned in 2006 was primarily attributable to the impact of the MedPro and Applied Underwriters acquisitions partially offset by a decline in volume of the NICO Primary Group. Premiums earned in the last half of 2005 by MedPro accounted for most of the increase in total premiums earned by the primary group in 2005 compared with 2004. Pre-tax underwriting gains as percentages of premiums earned were approximately 18% in 2006, 16% in 2005 and 13% in 2004. Underwriting gains in 2006 were achieved in all of the businesses. The underwriting gain in 2005 reflected a decrease in loss reserve estimates for pre-2005 loss events in the NICO Primary Group business, improved results of Homestate, USIC and CSI operations partially offset by losses incurred from increases in medical malpractice reserves.
     Insurance — Investment Income
     Following is a summary of the net investment income of Berkshire’s insurance operations for the past three years. Amounts are in millions.

	2006	2005	2004
Investment income before taxes	$4,316	$3,480	$2,824
Income taxes and minority interests	1,196	1,068	779

Investment income after taxes and minority interests	$3,120	$2,412	$2,045

     Investment income consists of interest and dividends earned on cash equivalents and fixed maturity and equity investments of Berkshire’s insurance businesses. Pre-tax investment income earned in 2006 by Berkshire’s insurance businesses increased $836 million (24%) over 2005, which increased $656 million (23%) over 2004. The increase in 2006 reflects higher short-term interest rates in the United States and increased dividends as compared to 2005. The increase in investment income in 2005 primarily reflects higher short-term interest rates in the United States as compared to 2004.
     A summary of investments held in Berkshire’s insurance businesses follows. Amounts are in millions.

	Dec. 31,	Dec. 31,	Dec. 31,
	2006	2005	2004
Cash and cash equivalents	$34,590	$38,814	$38,706
Equity securities	61,168	46,412	37,420
Fixed maturity securities	25,272	27,385	22,831
Other	812	918	2,059

	$121,842	$113,529	$101,016

     Insurance — Investment Income (Continued)
     Fixed maturity investments as of December 31, 2006 were as follows. Dollar amounts are in millions.

		Unrealized
	Amortized cost	gains/losses	Fair value
U.S. Treasury, government corporations and agencies	$4,941	$(2)	$4,939
States, municipalities and political subdivisions	2,967	56	3,023
Foreign governments	8,444	(28)	8,416
Corporate bonds and redeemable preferred stocks, investment grade	3,610	150	3,760
Corporate bonds and redeemable preferred stocks, non-investment grade	1,858	1,300	3,158
Mortgage-backed securities	1,948	28	1,976

	$23,768	$1,504	$25,272

     All U.S. government obligations are rated AAA by the major rating agencies and 96% of all state, municipal and political subdivisions, foreign government obligations and mortgage-backed securities were rated AA or higher. Non-investment grade securities represent securities that are rated below BBB- or Baa3.
     Invested assets derive from shareholder capital and reinvested earnings as well as net liabilities assumed under insurance contracts or “float.” The major components of float are unpaid losses, unearned premiums and other liabilities to policyholders less premiums and reinsurance receivables, deferred charges assumed under retroactive reinsurance contracts and deferred policy acquisition costs. Float approximated $50.9 billion at December 31, 2006, $49.3 billion at December 31, 2005 and $46.1 billion at December 31, 2004. The cost of float, as represented by the ratio of pre-tax underwriting gain or loss to average float, was negative for the last three years, as Berkshire’s insurance businesses generated pre-tax underwriting gains in each year.
     Utilities and energy (“MidAmerican”)
     Revenues and earnings from MidAmerican for each of the past three years are summarized below. Amounts are in millions.

	Revenues			Earnings
	2006	2005	2004	2006	2005	2004
MidAmerican Energy Company	$3,519	$3,200	$2,731	$348	$288	$268
PacifiCorp	2,971	—	—	356	—	—
Natural gas pipelines	972	909	884	376	309	289
U.K. utilities	961	921	955	338	308	326
Real estate brokerage	1,724	1,894	1,777	74	148	130
Other	497	356	380	226	115	(406)

	$10,644	$7,280	$6,727

Earnings before corporate interest and taxes				1,718	1,168	607
Interest, other than to Berkshire				(261)	(200)	(212)
Interest on Berkshire junior debt				(134)	(157)	(170)
Income tax				(407)	(248)	(55)

Net earnings				$916	$563	$170

Earnings applicable to Berkshire *				$885	$523 *	$237 *
Debt owed to others				16,946	10,296	10,528
Debt owed to Berkshire				1,055	1,289	1,478

*	Net of minority interests and includes interest earned by Berkshire (net of related income taxes). Also includes additional income tax charges of $49 million and $15 million in 2005 and 2004, respectively, related to Berkshire’s accounting for MidAmerican under the equity method.
     Berkshire’s 2005 and 2004 Consolidated Financial Statements reflect Berkshire’s share of MidAmerican’s net earnings as determined under the equity method. In 2006, MidAmerican’s revenues and expenses are consolidated in Berkshire’s financial statements. For comparative purposes, revenues and earnings of MidAmerican for 2005 and 2004 are provided in the table above. Revenues and earnings of the utilities and energy businesses are, to some extent, seasonal depending on weather-induced demand. Revenues from U.S. electricity sales are generally higher in the summer when air conditioning use is greatest and revenues from gas sales and pipelines are generally higher in the winter when heating needs are higher. Real estate brokerage revenues tend to be highest in the second and third quarters.
     MidAmerican’s revenues of $10,644 million in 2006 increased $3,364 million (46%) and earnings before corporate interest and taxes (“EBIT”) of $1,718 million in 2006 increased $550 million (47%) as compared to 2005. The increases in revenues and EBIT were largely attributable to the acquisition of PacifiCorp on March 21, 2006. Revenues of MidAmerican

Management’s Discussion (Continued)
     Utilities and Energy (“MidAmerican”) (Continued)
Energy Company (“MEC”) of $3,519 million increased $319 million (10%) as compared to 2005. Major factors giving rise to MEC’s revenue increase were a change in strategy related to certain end use natural gas contracts that resulted in revenues and costs being recorded on a gross rather than net basis and higher wholesale electricity sales due to both price and volume increases. Somewhat offsetting these increases were lower natural gas sales due to mild temperatures in 2006. EBIT of MEC increased $60 million (21%) as compared to 2005. About 2/3 of the increase was due to improved margins on regulated electricity sales.
     Revenues from natural gas pipelines of $972 million in 2006 increased $63 million (7%) and EBIT of $376 million in 2006 increased $67 million (22%) as compared to 2005. The comparative improvement in revenues and EBIT was primarily due to favorable market conditions resulting in higher demand and rates as well as additional transportation and storage services. EBIT of the U.K. utilities business of $338 million in 2006 increased $30 million (10%) as compared to 2005. The increase was due to an increase in regulated revenues as well as a favorable impact from the strengthening of the Pound Sterling versus the U.S. dollar.
     Revenues from the real estate brokerage business of $1,724 million in 2006 decreased $170 million (9%) and EBIT of $74 million in 2006 decreased $74 million (50%) as compared to 2005. The declines were due to a significant reduction in the number of closed transactions due to the significant slowdown in U.S. residential real estate activity.
     EBIT from other activities of $226 million in 2006 increased $111 million as compared to 2005. Most of this increase arose from a gain on the sale of a security that was received in connection with a bankruptcy claim award as well as from sales of other investments. In 2004, EBIT includes an impairment charge of $579 million related to the discontinuance of the operations of MidAmerican’s mineral extraction facility.
     Manufacturing, Service and Retailing
     A comparison of revenues and pre-tax earnings between 2006, 2005 and 2004 for the manufacturing, service and retailing businesses follows. Amounts are in millions.

	Revenues			Earnings
	2006	2005	2004	2006	2005	2004
McLane Company	$25,693	$24,074	$23,373	$229	$217	$228
Shaw Industries	5,834	5,723	5,174	594	485	466
Other manufacturing	11,988	9,260	8,152	1,756	1,335	1,160
Other service *	5,811	4,728	4,507	658	329	412
Retailing	3,334	3,111	2,936	289	257	215

	$52,660	$46,896	$44,142

Pre-tax earnings				$3,526	$2,623	$2,481
Income taxes and minority interests				1,395	977	941

				$2,131	$1,646	$1,540

*	In 2004, Berkshire adopted the provisions of EITF 00-21 (“Accounting for Revenue Arrangements with Multiple Deliverables”). As a result, for consolidated reporting purposes, the method of recognizing revenue related to NetJets’ fractional aircraft sales was changed. Management continues to evaluate the results of NetJets under the prior revenue recognition criteria and thus has shown revenues and pre-tax earnings for the other services businesses using the prior revenue recognition method. Revenues shown in this table are greater than the amounts reported in Berkshire’s consolidated financial statements by $781 million in 2006, $704 million in 2005 and $902 million in 2004. Pre-tax earnings included in this table for 2006, 2005 and 2004 exceed the amounts included in the consolidated financial statements by $79 million, $63 million and $74 million, respectively.
     McLane Company
     McLane Company, Inc., (“McLane”) is a distributor of grocery and food products to retailers, convenience stores and restaurants. McLane’s business is marked by high sales volume and very low profit margins. McLane’s revenues in 2006 increased $1,619 million (7%) as compared to 2005, which increased $701 million (3%) as compared to 2004. The comparative revenue increases in both 2006 and 2005 were due to increased grocery business partially offset by comparative reductions in restaurant food service revenues primarily due to the loss of a large customer in mid-2005.
     Pre-tax earnings in 2006 increased $12 million over 2005 which reflects the increase in sales volume. Pre-tax earnings in 2006 were negatively affected by a comparative 0.13% reduction in gross margin percentage which was primarily attributable to increased competition in the grocery business. The impact from the decline in gross margin in 2006 was largely offset by comparatively lower operating expenses that were primarily attributable to lower insurance costs. About 1/3 of McLane’s annual revenues are to Wal-Mart. A curtailment of purchasing by Wal-Mart could have a material adverse impact on revenues and pre-tax earnings of McLane.
     Shaw Industries
     Shaw Industries (“Shaw”) is the world’s largest manufacturer of tufted broadloom carpets and is a full-service flooring company. Shaw’s revenues of $5,834 million in 2006 increased $111 million (2%) and pre-tax earnings of $594 million in 2006 increased $109 million (22%) as compared to 2005. The increase in revenues reflected a 7% increase in average selling price for carpet, partially offset by a 6% reduction in square yards sold. The comparative decline in 2006 square yards sold versus 2005 accelerated during the third and fourth quarters, which is attributed to a slowing of single-family housing construction and the acceleration of customer purchases during the second half of 2005 in anticipation of price increases. The increase in pre-tax earnings was primarily generated in the first six months of the year and was mainly attributable to a reduction in manufacturing

     Manufacturing, Service and Retailing (Continued)
     Shaw Industries (Continued)
cost per unit deriving from the integration of carpet backing and nylon-fiber manufacturing operations acquired by Shaw in the fourth quarter of 2005. These two acquisitions allow Shaw to internally produce most of its carpet backing needs and to secure a more stable raw material source. As a result of the continued slowdown in housing construction activity, the decline in volume is expected to continue at least during the first half of 2007.
     Revenues of $5,723 million in 2005 increased $549 million (11%) and pre-tax earnings of $485 million in 2005 increased $19 million (4%) as compared to 2004. Despite increases in selling prices, operating margins in 2005 were adversely affected by repeated increases in petroleum-based raw material costs. Consequently, increases in production costs outpaced increases in selling prices. In addition, product sample costs pertaining to the introduction of new products increased approximately $29 million in 2005 as compared to 2004.
     Other manufacturing
     Berkshire’s other manufacturing businesses include a wide array of businesses. Included in this group are several manufacturers of building products (Acme Building Brands, Benjamin Moore, Johns Manville and MiTek) and apparel (Fruit of the Loom, Garan, Russell Corporation, Fechheimers, Justin Brands and the H.H. Brown Shoe Group). Also included in this group are Forest River, a leading manufacturer of leisure vehicles that was acquired on August 31, 2005 and the Iscar Metalworking Companies (“IMC”), an industry leader in the metal cutting tools business with operations worldwide that was acquired on July 5, 2006. Additionally, there are numerous other manufacturers of consumer and commercial products in this diverse group.
     Revenues from this group of manufacturing businesses of $11,988 million in 2006 increased $2,728 million (29%) and pre-tax earnings of $1,756 million in 2006 increased $421 million (32%) as compared to 2005. The acquisitions of Forest River in August 2005, IMC in July 2006 and Russell Corporation in August 2006 account for a substantial portion of these increases. Revenues from other manufacturing businesses of $9,260 million in 2005 increased $1,108 million (14%) and pre-tax earnings increased $175 million (15%) as compared to 2004. The aforementioned acquisition of Forest River accounted for a significant portion of the increase. Additionally, the building products group of businesses reported significant increases in revenues and pre-tax earnings in both 2006 and 2005 as compared to the prior year. However, due to the continued slowdown in housing construction activity in the United States, earnings of the building products businesses are expected to be negatively impacted in 2007 as compared to 2006.
     Other service
     Berkshire’s other service businesses include NetJets, the world’s leading provider of fractional ownership programs for general aviation aircraft and FlightSafety, a provider of high technology training to operators of aircraft and ships. Among other businesses included in this group are Pampered Chef, a direct seller of high quality kitchen tools; International Dairy Queen, a licensor and service provider to about 6,000 stores that offer prepared dairy treats and food; the Buffalo News, a publisher of a daily and Sunday newspaper; and Business Wire, a leading distributor of corporate news, multimedia and regulatory filings.
     Revenues from the service businesses of $5,811 million in 2006 increased $1,083 million (23%) and pre-tax earnings of $658 million in 2006 increased $329 million (100%) as compared to 2005. The largest portion of these increases arose from greatly improved comparative operating results at NetJets where revenues increased $759 million over 2005. NetJets generated pre-tax earnings of $143 million in 2006 as compared to a pre-tax loss of $80 million in 2005 reflecting a 23% increase in flight operations and management service revenues and increased fractional aircraft sales. In 2006, occupied flight hours increased 19% and average hourly rates increased as well. The number of aircraft managed within the NetJets program over the past twelve months increased 13%. The improvement in operating results at NetJets also reflected a substantial decline in subcontracted flights that are necessary to meet peak customer demand, which resulted in a $77 million improvement in pre-tax earnings. Comparative results in 2006 also benefited from the inclusion of Business Wire which was acquired in February 2006 as well as comparative increases in revenues and earnings for FlightSafety.
     Revenues from other service businesses of $4,728 million in 2005 increased $221 million (5%) and pre-tax earnings of $329 million in 2005 declined $83 million (20%) as compared to 2004. NetJets incurred a pre-tax loss of about $80 million in 2005 compared to pre-tax earnings of about $10 million in 2004. Several factors contributed to the loss in 2005. Throughout 2005, NetJets experienced unusually high shortages of available aircraft due to increases in owner demand outpacing increases in capacity. Consequently, NetJets subcontracted additional aircraft capacity through charter services. The costs associated with subcontracted flights were not fully recoverable from clients and caused an incremental cost of approximately $85 million in 2005. NetJets has added aircraft to the core fleet and has developed strategies to address capacity issues and restore profitability as the results in 2006 reflect. NetJets also recorded a special charge of $20 million in the fourth quarter of 2005 for prior periods’ compensation related to a new labor contract with its pilots and flight attendants.
     Retailing
     Berkshire’s retailing operations consist of several home furnishings (Nebraska Furniture Mart, R.C. Willey, Star Furniture and Jordan’s) and jewelry (Borsheim’s, Helzbergs and Ben Bridge) retailers. Also included in this group is See’s Candies. Revenues from this group of businesses of $3,334 million in 2006 increased $223 million (7%) and pre-tax earnings of $289 million increased $32 million (12%) as compared to 2005. Revenues of the home furnishings businesses were $2,144 million in 2006 and $1,958 million in 2005 and jewelry revenues were $815 million in 2006 and $801 million in 2005. Home furnishings revenues in 2006 included sales from two new R.C. Willey stores of $77 million. In addition, same store home furnishings sales in 2006 increased approximately 6% compared to 2005. A significant portion of the increase in pre-tax earnings was due to See’s Candies which reported an increase of approximately $27 million.

Management’s Discussion (Continued)
     Manufacturing, Service and Retailing (Continued)
     Retailing (Continued)
     Revenues from the retailing group of $3,111 million in 2005 increased $175 million (6%) and pre-tax earnings of $257 million in 2005 increased $42 million (20%) in 2005 as compared to 2004. Same store sales as well as new stores opened at R.C. Willey and Jordan’s and increased earnings at See’s contributed to these favorable comparative results.
     Finance and Financial Products
     A summary of revenues and pre-tax earnings from Berkshire’s finance and financial products businesses follows. Amounts are in millions.

	Revenues			Earnings
	2006	2005	2004	2006	2005	2004
Manufactured housing and finance	$3,570	$3,175	$2,024	$513	$416	$192
Furniture/transportation equipment leasing	880	856	789	182	173	92
Other	674	528	961	462	233	300

	$5,124	$4,559	$3,774

Pre-tax earnings				1,157	822	584
Income taxes and minority interests				425	308	211

				$732	$514	$373

     Revenues and pre-tax earnings from manufactured housing and finance activities (Clayton Homes) increased 12% and 23%, respectively, as compared to 2005. In 2006, manufactured home sales increased $302 million as compared to 2005 which was primarily due to slightly increased sales of higher priced homes and an increase in total units sold. However, unit sales during the second half of 2006 declined as compared to 2005. Interest income from installment loans in 2006 increased $104 million as compared to 2005 due to higher average installment loan balances primarily from loan portfolio acquisitions during 2005. The balance of installment loans has stabilized after significant increases in recent years. Absent major new loan portfolio acquisitions or significant increases in loan originations, installment loan balances are expected to gradually decline as loan portfolios acquired in 2004 and 2005 are repaid. Consequently, the rate of growth in interest income may decline over the next year and amounts may eventually decline in comparison with amounts earned in 2006.
     The increase in revenues in 2005 as compared to 2004 from Clayton Homes was primarily attributable to increased sales of manufactured homes of $491 million and increased interest income of $583 million from higher installment loan balances. Installment loan balances at the end of 2005 increased approximately $8.5 billion since Berkshire’s acquisition of Clayton Homes in 2003, reflecting the impact of several loan portfolio acquisitions as well as loan originations. Pre-tax earnings from Clayton Homes of $416 million in 2005, increased $224 million (117%) as compared to 2004. The significant increase in pre-tax earnings was primarily due to higher interest income from the loan portfolios acquired during 2004 and 2005, partially offset by higher interest expenses.
     Pre-tax earnings from other finance activities of $462 million, increased $229 million as compared to 2005. Other finance activities include the General Re derivatives business, which has completed a major portion of its run-off, and Berkshire’s earnings from its investment in Value Capital, a partnership that was substantially liquidated as of June 30, 2006. These two activities generated breakeven results in 2006 compared to pre-tax losses of $137 million in 2005. Other pre-tax earnings for 2006 also include a fee of $67 million in connection with an Equity Commitment Agreement that Berkshire entered into with USG Corporation (“USG”). Under the Equity Commitment Agreement, Berkshire agreed to purchase no less than 6.5 million and up to 44.9 million additional shares of USG common stock to facilitate an equity rights offering.
     Investment and Derivative Gains/Losses
     A summary of investment and derivative gains and losses follows. Amounts are in millions.

	2006	2005	2004
Investment gains/losses from -
Sales and other disposals of investments -
Insurance and other	$1,782	$5,831	$1,527
Finance and financial products	6	544	61
Other-than-temporary impairments	(142)	(114)	(19)
Life settlement contracts	92	(82)	(207)
Other	73	17	267

	1,811	6,196	1,629

Derivative gains/losses from -
Foreign currency forward contracts	186	(955)	1,839
Other	638	253	21

	824	(702)	1,860

Gains/losses before income taxes and minority interests	2,635	5,494	3,489
Income taxes and minority interests	926	1,964	1,230

Net gains/losses	$1,709	$3,530	$2,259

     Investment and Derivative Gains/Losses (Continued)
     Investment gains or losses are recognized upon the sales of investments or as otherwise required under GAAP. The timing of realized gains or losses from sales can have a material effect on periodic earnings. However, such gains or losses usually have little, if any, impact on total shareholders’ equity because most equity and fixed maturity investments are carried at fair value, with the unrealized gain or loss included as a component of other comprehensive income. Other-than-temporary impairment losses represent the adjustment of cost to fair value when, as required by GAAP, management concludes that an investment’s decline in value below cost is other than temporary. The impairment loss represents a non-cash charge to earnings.
     For many years, Berkshire held an investment in common stock of The Gillette Company (“Gillette”). On October 1, 2005, The Procter & Gamble Company (“PG”) completed its acquisition of Gillette and issued 0.975 shares of its common stock for each outstanding share of Gillette common stock. Berkshire recognized a non-cash pre-tax investment gain of approximately $5 billion upon the exchange of the Gillette shares for PG shares. Berkshire’s management does not regard the gain that was recorded, as required by GAAP, as meaningful. Berkshire intends to hold the shares of PG just as it held the Gillette shares. The gain recognized for financial reporting purposes is deferred for income tax purposes. The transaction essentially had no effect on Berkshire’s consolidated shareholders’ equity because the gain included in earnings in the fourth quarter of 2005 was accompanied by a corresponding reduction of unrealized investment gains included in accumulated other comprehensive income.
     In 2004 and 2005, life settlement investments were carried at the cash surrender value pursuant to FASB Technical Bulletin (“FTB”) 85-4 “Accounting for Purchases of Life Insurance.” The excess of the cash paid to purchase these contracts over the cash surrender value at the date of purchase was recognized as a loss immediately and periodic maintenance costs, such as premiums necessary to keep the underlying policies in force, were charged to earnings. Effective January 1, 2006, Berkshire adopted the new accounting pronouncement FTB 85-4-1 and elected to use the investment method, whereby the aforementioned costs were capitalized. The cumulative effect of the accounting change which increased the carrying value of the contracts owned as of the adoption date was recorded, net of applicable income tax, as an increase to retained earnings of $180 million. In 2006, Berkshire disposed of most of the life settlement contracts. The excess of the proceeds over the carrying value of the contracts disposed of represents most of the gain from these contracts in 2006.
     Derivative gains and losses from foreign currency forward contracts arise as the value of the U.S. dollar changes against certain foreign currencies. Small changes in certain foreign currency exchange rates produce material changes in the fair value of these contracts and consequently can produce volatility in reported earnings. The notional values of open foreign currency forward contracts were approximately $1 billion and $14 billion as of December 31, 2006 and 2005, respectively. During 2005, the value of most foreign currencies decreased relative to the U.S. dollar and these contracts produced losses. Conversely, the value of many foreign currencies rose relative to the U.S. dollar in 2004, and Berkshire’s contract positions produced significant gains.
     Over the past three years, Berkshire has also entered into several other derivative contracts pertaining to credit default risks of other entities as well as equity price risk associated with major equity indices. Such contracts are carried at estimated fair value and the change in estimated fair value is included in earnings in the period of the change. Other derivative contract gains in 2006 derived primarily from credit default contracts. Management attributes the gains to tightening of interest rate spreads and market perceptions that the creditworthiness of many of the underlying credit issuers has improved.
Financial Condition
     Berkshire’s balance sheet continues to reflect significant liquidity and a strong capital base. Consolidated shareholders’ equity at December 31, 2006 was $108.4 billion. Consolidated cash and invested assets, excluding assets of finance and financial products businesses, was approximately $126.1 billion at December 31, 2006 (including cash and cash equivalents of $38.3 billion) and $115.6 billion at December 31, 2005 (including cash and cash equivalents of $40.5 billion). Berkshire’s invested assets are held predominantly in its insurance businesses. Berkshire believes that it currently maintains sufficient liquidity to cover its contractual obligations and provide for contingent liquidity.
     During 2006, Berkshire made several business acquisitions for aggregate cash consideration of $10.1 billion. See Note 3 to the Consolidated Financial Statements for more information concerning these acquisitions. Berkshire maintains a large amount of capital in its insurance subsidiaries for strategic purposes and in support of reserves for unpaid losses. In the United States, in particular, dividend payments by insurance companies are subject to prior approval by state regulators. For the year ending December 31, 2006, Berkshire’s insurance subsidiaries paid dividends of $7.1 billion.
     Capital expenditures of the utilities and energy businesses were $2.4 billion in 2006. Capital expenditures, construction and other development costs for the year ending December 31, 2007 are forcasted to be approximately $3.0 billion. MidAmerican expects to fund these capital expenditures with cash flows from operations and the issuance of debt. MidAmerican utilizes debt to finance the construction of long-lived regulated electric and gas utility assets, including power plants, transmission and distribution assets and natural gas pipelines and may also issue debt to finance operations. Certain borrowings of its regulated utility subsidiaries are secured by the assets of those subsidiaries. As of December 31, 2006, outstanding debt of MidAmerican maturing in 2007 and 2008 was $3.6 billion, with an additional $1.7 billion due before 2012. During 2006, Berkshire made a five year commitment to provide up to $3.5 billion of additional capital to MidAmerican to permit the repayment of its debt obligations or to fund its regulated utility subsidiaries. Berkshire has not and does not intend to guarantee the repayment of debt by MidAmerican or any of its subsidiaries.

Management’s Discussion (Continued)
Financial Condition (Continued)
     Berkshire’s consolidated notes payable and other borrowings of insurance and other businesses, was $3.7 billion at December 31, 2006 and $3.6 billion at December 31, 2005. As of December 31, 2006, outstanding borrowings include parent company borrowings of $612 million that mature in 2007, including senior notes issued as part of the SQUARZ securities in 2002. The outstanding SQUARZ securities consist of $334 million principal amount of senior notes due in November 2007 and outstanding warrants that expire in May 2007 to purchase 3,716 Class A equivalent shares of Berkshire common stock. A warrant premium is payable to Berkshire at an annual rate of 3.75% and interest is payable to note holders at a rate of 3.00%. Each warrant provides the holder the right to purchase either 0.1116 shares of Class A or 3.348 shares of Class B stock for $10,000. Short-term borrowings consist primarily of commercial paper and bank loans of NetJets, which are used in the ordinary course of business. The full and timely payment of such borrowings is guaranteed by Berkshire.
     Assets of the finance and financial products businesses were $24.6 billion as of December 31, 2006 and $24.5 billion as of December 31, 2005, consisting primarily of loans and finance receivables, fixed maturity securities and cash and cash equivalents. Liabilities were $19.4 billion as of December 31, 2006 and $20.3 billion as of December 31, 2005 and include notes and other borrowings of $12.0 billion at December 31, 2006 and $10.9 billion at December 31, 2005. Notes payable include $8.85 billion par amount of medium-term notes issued by Berkshire Hathaway Finance Corporation (“BHFC”). The notes mature at various dates beginning in 2007 ($700 million) through 2015. The proceeds from these notes were used to finance originated and acquired loans of Clayton Homes. Full and timely payment of principal and interest on the notes issued by BHFC is guaranteed by Berkshire. In addition, during the fourth quarter of 2006, Clayton Homes borrowed $1.3 billion under non-public pass-through arrangements having an expected weighted average life of approximately eight years. Such borrowings are secured by portfolios of manufactured housing loans and are not guaranteed by Berkshire. The proceeds from these borrowings will be used to repay certain debt of BHFC.
Contractual Obligations
     Berkshire and its subsidiaries are parties to contracts associated with ongoing business and financing activities, which will result in cash payments to counterparties in future periods. Notes payable are reflected in the Consolidated Financial Statements along with accrued but unpaid interest as of the balance sheet date. In addition, Berkshire is obligated to pay interest under debt obligations for periods subsequent to the balance sheet date. Although certain principal balances may be prepaid in advance of the maturity date, thus reducing future interest obligations, it is assumed that no principal prepayments will occur for purposes of this disclosure. Further, while short-term borrowings and repurchase agreements are currently expected to be renewed as they mature, such amounts are not assumed to renew for purposes of this disclosure.
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
     A summary of long-term contractual obligations as of December 31, 2006 follows. Amounts represent estimates of gross undiscounted amounts payable over time. In addition, certain losses and loss adjustment expenses for property and casualty loss reserves are ceded to others under reinsurance contracts and therefore are recoverable. Such recoverables are not reflected in the table. Amounts are in millions.

	Estimated payments due by period
	Total	2007	2008-2009	2010-2011	After 2011
Notes payable and other borrowings (1)	$51,189	$6,794	$9,125	$5,765	$29,505
Operating leases	2,314	503	757	453	601
Purchase obligations (2)	25,017	6,441	6,436	4,848	7,292
Unpaid losses and loss expenses (3)	50,405	11,679	13,156	7,291	18,279
Other long-term policyholder liabilities	4,050	130	178	336	3,406
Other (4)	11,797	1,072	983	1,133	8,609

Total	$144,772	$26,619	$30,635	$19,826	$67,692

(1)	Includes interest.

(2)	Principally relates to NetJets’ aircraft purchases and MidAmerican purchases of coal, electricity and natural gas.

(3)	Before reserve discounts of $2,793 million.

(4)	Principally annuity reserves, employee benefits and derivative contract liabilities.

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
     Property and casualty losses
     A summary of Berkshire’s consolidated liabilities for unpaid property and casualty losses is presented in the table below. Except for certain workers’ compensation reserves, liabilities for unpaid property and casualty losses (referred to in this section as “gross unpaid losses”) are reflected in the Consolidated Balance Sheets without discounting for time value, regardless of the length of the claim-tail. Amounts are in millions.

	Gross unpaid losses		Net unpaid losses*
	Dec. 31, 2006	Dec. 31, 2005	Dec. 31, 2006	Dec. 31, 2005
GEICO	$6,095	$5,578	$5,814	$5,285
General Re	20,444	21,524	18,361	20,429
BHRG	16,832	17,202	14,255	14,577
Berkshire Hathaway Primary Group	4,241	3,730	3,741	3,271

Total	$47,612	$48,034	$42,171	$43,562

*	Net of reinsurance recoverable and deferred charges reinsurance assumed and before foreign currency translation effects.
     Berkshire records liabilities for unpaid losses and loss adjustment expenses under property and casualty insurance and reinsurance contracts based upon estimates of the ultimate amounts payable under the contracts with respect to losses occurring on or before the balance sheet date. Depending on the type of loss being estimated, the timing and amount of loss payments are subject to a great degree of variability and are contingent, among other things, upon the timing of the claim reporting from insureds and cedants and the determination and payment of the ultimate loss amount through the loss adjustment process. A variety of techniques are used to establish and review the liabilities for unpaid losses recorded as of the balance sheet date. While techniques may vary, significant judgments and assumptions are necessary in projecting the ultimate amount payable in the future with respect to loss events that have occurred. As a result, uncertainties are imbedded in and permeate the actuarial loss reserving techniques and processes for all of Berkshire’s property and casualty insurance and reinsurance businesses.
     As of any balance sheet date, claims that have occurred have not all been reported, and if reported may not have been settled. Loss and loss adjustment expense reserves include provisions for those claims that have been reported (referred to as “case reserves”) and for those claims that have not been reported, referred to as incurred but not yet reported (“IBNR”) reserves. The time period between the occurrence date and payment date of a loss is referred to as the “claim-tail.” Property claims usually have fairly short claim-tails and, absent litigation, are reported and settled within no more than a few years after occurrence. Casualty losses usually have very long claim-tails, occasionally extending for decades. Casualty claims are more susceptible to litigation and can be significantly affected by changing contract interpretations and the legal environment which contributes to the extended claim-tails.
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
     Each of Berkshire’s insurance businesses utilize loss reserving techniques that are believed to best fit the business. Additional information regarding reserves established by each of the significant businesses (GEICO, General Re and BHRG) follows.
     GEICO
     GEICO’s gross unpaid losses and loss adjustment expense reserves as of December 31, 2006 were $6,095 million and net of reinsurance recoverables were $5,814 million. As of December 31, 2006, gross reserves included $4,315 million of reported average, case and case development reserves and $1,780 million of IBNR reserves.
     GEICO predominantly writes private passenger auto insurance which has a relatively short claim-tail. Accordingly, the risk of estimation error is thought to be much less at GEICO than for either General Re or BHRG. The key assumptions affecting GEICO’s reserves include projections of ultimate claim counts (“frequency”) and average loss per claim (“severity”), which includes loss adjustment expenses.
     GEICO’s reserving methodologies produce reserve estimates based upon the individual claims (or a “ground-up” approach), which in the aggregate yields a point estimate of the ultimate losses and loss adjustment expenses. Ranges of loss estimates are not determined in the aggregate. A detailed discussion of the process and significant factors considered in establishing reserves follows.

Management’s Discussion (Continued)
     Property and casualty losses (Continued)
     GEICO (Continued)
     Actuaries establish and evaluate unpaid loss reserves using recognized standard statistical loss development methods and techniques. The significant reserve components (and percentage of gross reserves) are: (1) average reserves (20%), (2) case and case development reserves (50%), and (3) IBNR reserves (30%). Each component of loss reserves is affected by the expected frequency and average severity of claims. Such amounts are analyzed using statistical techniques on historical claims data and adjusted when appropriate to reflect perceived changes in loss patterns. Data is analyzed by policy coverage, rated state, reporting date and occurrence date, among other factors. A brief discussion of each component follows.
     Average reserve amounts are established for reported auto damage claims and new liability claims prior to the development of an individual case reserve. The average reserves are established as a reasonable estimate for incurred claims for which claims adjusters have insufficient time and information to make a specific claim estimate. It also includes a large number of minor physical damage claims that are paid within a reasonably short time after being reported. Average reserve amounts are driven by the estimated average severity per claim and the number of new claims opened. The average severity per claim amount is developed by projecting the ultimate severity for each accident quarter and weighting with both reported claims and estimated unreported claims.
     Claims adjusters generally establish individual liability claim case loss and loss adjustment expense reserve estimates as soon as the specific facts and merits of each claim can be evaluated. Case reserves represent the amounts that in the judgment of the adjusters are reasonably expected to be paid in the future to completely settle the claim, including expenses. Individual case reserves are revised as more information becomes known.
     For most liability coverages, case reserves alone are an insufficient measure of the ultimate cost due in part to the longer claim-tail, the greater chance of protracted litigation and the incompleteness of facts available at the time the case reserve is established. Therefore, additional case development reserve estimates are established, usually as a percentage of the case reserve. As of December 31, 2006, case development reserves averaged approximately 20% of total established case reserves. In general, case development factors are selected by a retrospective analysis of the overall adequacy of historical case reserves. Case development factors are reviewed and revised periodically.
     For unreported claims, IBNR reserve estimates are calculated by first projecting the ultimate number of claims expected (reported and unreported) for each significant coverage by using historical quarterly and monthly claim counts, to develop age-to-age projections of the ultimate counts by accident quarter. Reported claims are subtracted from the ultimate claim projections to produce an estimate of the number of unreported claims. The number of unreported claims is multiplied by an estimate of the average cost per unreported claim to produce the IBNR reserve amount. Actuarial techniques are difficult to apply reliably in certain situations, such as to new legal precedents, class action suits or recent catastrophes. Consequently, supplemental IBNR reserves for these types of events may be established through the collaborative effort of actuarial, claims and other management.
     For each of its major coverages, GEICO tests the adequacy of the total loss reserves using one or more actuarial projections based on claim closure models, paid loss triangles and incurred loss triangles. Each type of projection analyzes loss occurrence data for claims occurring in a given period and projects the ultimate cost.
     In 2006, claim frequencies were generally lower than expected and severity increases were generally not as great as originally projected. Loss reserve estimates recorded at the end of 2005 developed downward by approximately $410 million when reevaluated at December 31, 2006 producing a corresponding increase to pre-tax earnings in 2006. These downward reserve developments represented approximately 4% of earned premiums in 2006 and approximately 7% of the prior year-end reserve amount. Reserving assumptions at December 31, 2006 were modified appropriately to reflect the most recent frequency and severity results. Future reserve development will depend on whether frequency and severity turn out to be more or less than anticipated. Within the automobile line of business the reserves with the most uncertainty are for automobile liability, due to the longer claim-tails for most of these coverages. Approximately 90% of GEICO’s reserves as of December 31, 2006 were for automobile liability, of which bodily injury (“BI”) coverage accounted for nearly 60% of the automobile liability reserves. Management believes it is reasonably possible that the average BI severity will change by at least one percentage point from the severity used. If actual BI severity changes one percentage point from what was used in establishing the reserves, the reserves would develop up or down by approximately $90 million resulting in a corresponding decrease or increase in pre-tax earnings. Many of the same economic forces that would likely cause BI severity to be different from expected would likely also cause severities for other injury coverages to differ in the same direction.
     GEICO’s exposure to highly uncertain losses is believed to be limited to certain commercial excess umbrella policies written during a period from 1981 to 1984. Remaining reserves associated with such exposure are currently a relatively insignificant component of GEICO’s total reserves (less than 3%) and there is little, if any, apparent asbestos or environmental liability exposure. Related claim activity over the past year was insignificant.
     General Re and BHRG
     General Re’s and BHRG’s property and casualty loss reserves derive primarily from assumed reinsurance. Additional uncertainties unique to loss reserving processes for reinsurance are described below. The nature, extent, timing and perceived reliability of information received from ceding companies varies widely depending on the type of coverage, the contractual reporting terms (which are affected by market conditions and practices) and other factors. Due to the lack of standardization of the terms and conditions of reinsurance contracts, the wide variability of coverage needs of individual clients and the tendency for those needs to change rapidly in response to market conditions, the ongoing economic impact of such uncertainties, in and of themselves, cannot be reliably measured.

     Property and casualty losses (Continued)
     General Re and BHRG (Continued)
     The nature and extent of loss information provided under many facultative, per occurrence excess contracts or retroactive contracts where company personnel work closely with the ceding company in settling individual claims may not differ significantly from the information received under a primary insurance contract. Loss information from aggregate excess of loss contracts, including catastrophe losses and quota-share treaties, is often less detailed. Occasionally such information is reported in summary format rather than on an individual claim basis. Loss data is provided through periodic reports and may include the amount of ceded losses paid where reimbursement is sought as well as case loss reserve estimates. Ceding companies infrequently provide IBNR estimates to reinsurers.
     Each of Berkshire’s reinsurance businesses has established practices to identify and gather needed information from clients. These practices include, for example, comparison of expected premiums to reported premiums to help identify delinquent client periodic reports, and claim reviews to facilitate loss reporting and identify inaccurate or incomplete claim reporting. These practices are periodically evaluated and changed as conditions, risk factors, and unanticipated areas of exposures are identified.
     The timing of claim reporting to reinsurers is delayed in comparison with primary insurance. In some instances there are multiple reinsurers assuming and ceding parts of an underlying risk causing multiple contractual intermediaries between General Re or BHRG and the primary insured. In these instances, the delays in reporting can be compounded. The relative impact of reporting delays on the reinsurer varies depending on the type of coverage, contractual reporting terms and other factors. Contracts covering casualty losses on a per occurrence excess basis may experience longer delays in reporting due to the length of the claim tail as regards to the underlying claim. In addition, ceding companies may not report claims to the reinsurer until it becomes reasonably possible that the reinsurer will be affected, usually determined as a function of its estimate of the claim amount as a percentage of the reinsurance contract retention. On the other hand, the timing of reporting large per occurrence excess property losses or property catastrophe losses may not vary significantly from primary insurance.
     Under contracts where periodic premium and claims reports are required from ceding companies, such reports are generally required at quarterly intervals which in the U.S. range from 30 to 90 days after the end of the accounting period. In continental Europe, reinsurance reporting practices vary. Fewer clients report premiums, losses, and case reserves on a quarterly basis. In certain countries, clients report on an annual basis and generally not until 90 to 180 days after the end of the annual period. Estimates of premiums and losses are accrued based on expected results supplemented when necessary for estimates of significant known events occurring in the interim. To monitor the timing and receipt of information due, client reporting requirements are tracked. When clients miss reporting deadlines, the clients are contacted.
     Premium and loss data is provided through at least one intermediary (the primary insurer), so there is a greater risk that the loss data provided is incomplete, inaccurate or outside the coverage terms. Information provided by ceding companies is reviewed for completeness and compliance with the contract terms. Reinsurance contracts generally allow for Berkshire’s reinsurance subsidiaries to have access to the cedant’s books and records as regards to the subject business and provide them the ability to conduct audits to determine the accuracy and completeness of information. Such audits are conducted when management deems it appropriate.
     In the regular course of business, disputes with clients may arise concerning whether certain claims are covered under the reinsurance policies. Most disputes are resolved by the claims departments by discussing coverage aspects with the appropriate client personnel or independent outside counsel review and determination. If disputes cannot be resolved, contracts generally specify whether arbitration, litigation, or alternative dispute resolution will be invoked. There are no coverage disputes at this time for which an adverse resolution would likely have a material impact on Berkshire’s results of operations or financial condition.
     In summary, the scope, number and potential variability of assumptions required in estimating ultimate losses from reinsurance contracts of General Re and BHRG are more uncertain than primary property and casualty insurers due to the factors previously discussed. Additional information concerning General Re and BHRG follows.
     General Re
     General Re’s gross and net unpaid losses and loss adjustment expenses and gross reserves by major line of businesses as of December 31, 2006 are summarized below. Amounts are in millions.

Type
Reported case reserves	$11,074
IBNR reserves	9,370

Gross reserves	20,444
Ceded reserves and deferred charges	(2,083)

Net reserves	$18,361

Line of business
Workers’ compensation (1)	$3,206
Professional liability (2)	1,832
Mass tort –asbestos/environmental	1,853
Auto liability	2,902
Other casualty (3)	4,129
Other general liability	3,588
Property	2,934

Total	$20,444

(1)	Net of discounts of $2,761 million.

(2)	Includes directors and officers and errors and omissions coverage.

(3)	Includes medical malpractice and umbrella coverage.

Management’s Discussion (Continued)
     Property and casualty losses (Continued)
     General Re (Continued)
     General Re’s process of establishing loss reserve estimates is based upon a ground-up approach, beginning with case estimates and supplemented by additional case reserves (“ACRs”) and IBNR reserves. Critical judgments in the establishment of these loss reserves may involve the establishment of ACRs by claim examiners, the expectation of ultimate loss ratios which drive IBNR reserve amounts and the case reserve reporting trends compared to the expected loss reporting patterns. Recorded reserve amounts are subject to “tail risk” where reported losses develop beyond the maximum expected loss emergence pattern time period.
     The company does not routinely determine loss reserve ranges because it believes that the techniques necessary have not sufficiently developed and the myriad of assumptions required render such resulting ranges to be unreliable. In addition, counts of claims or average amounts per claim are not utilized because clients do not consistently provide reliable data in sufficient detail.
     Upon notification of a reinsurance claim from a ceding company, claim examiners make independent evaluations of loss amounts. In some cases, examiners’ estimates differ from amounts reported by ceding companies. If the examiners’ estimates are significantly greater than the ceding company’s estimates, the claims are further investigated. If deemed appropriate, ACRs are established above the amount reported by the ceding company. As of December 31, 2006, ACRs of $3.4 billion before discounts were concentrated in workers’ compensation and to a lesser extent in professional liability reserves. Examiners also periodically conduct claim reviews at client companies and case reserves are often increased as a result. In 2006, claim examiners conducted about 450 claim reviews.
     Actuaries classify all loss and premium data into segments (reserve cells) primarily based on product (e.g., treaty, facultative, and program) and line of business (e.g., auto liability, property, etc.). For each reserve cell, losses are aggregated by accident year and analyzed over time. Depending on client reporting practices, some losses and premiums are aggregated by policy year. These loss aggregations are internally called loss triangles, which serve as the primary basis for IBNR reserve calculations. Over 300 reserve cells are reviewed for North American business and approximately 900 reserve cells are reviewed with respect to international business.
     Loss triangles are used to determine the expected case loss emergence patterns for most coverages and, in conjunction with expected loss ratios by accident year, are further used to determine IBNR reserves. Additional calculations form the basis for estimating the expected loss emergence pattern. The determination of the expected loss emergence pattern is not strictly a mechanical process. In instances where the historical loss data is insufficient, estimation formulas are used along with reliance on other loss triangles and judgment. Factors affecting loss development triangles include but are not limited to the following: changing client claims practices, changes in claim examiners’ use of ACRs or the frequency of client company claim reviews, changes in policy terms and coverage (such as client loss retention levels and occurrence and aggregate policy limits), changes in loss trends and changes in legal trends that result in unanticipated losses, as well as other sources of statistical variability. These items influence the selection of the expected loss emergence patterns.
     Expected loss ratios are selected by reserve cell, by accident year, based upon reviewing forecasted losses and indicated ultimate loss ratios predicted from aggregated pricing statistics. Indicated ultimate loss ratios are calculated using the selected loss emergence pattern, reported losses and earned premium. If the selected emergence pattern is not accurate, then the indicated ultimate loss ratios will not be accurate and this can affect the selected loss ratios and hence the IBNR reserve. As with selected loss emergence patterns, selecting expected loss ratios is not a strictly mechanical process and judgment is used in the analysis of indicated ultimate loss ratios and department pricing loss ratios.
     IBNR reserves are estimated by reserve cell, by accident year, using the expected loss emergence patterns and the expected loss ratios. The expected loss emergence patterns and expected loss ratios are the critical IBNR reserving assumptions and are updated annually. Once the annual IBNR reserves are determined, actuaries calculate expected case loss emergence for the upcoming calendar year. This calculation does not involve new assumptions and uses the prior year-end expected loss emergence patterns and expected loss ratios. The expected losses are then allocated into interim estimates that are compared to actual reported losses in the subsequent year. This comparison provides a test of the adequacy of prior year-end IBNR reserves and forms the basis for possibly changing IBNR reserve assumptions during the course of the year.
     In 2006, reported losses for North American workers’ compensation risks (primarily pre-2002 occurrences) exceeded expectations. Claims data continued to show increased costs of long-term medical care and prescription drug costs and increased medical care utilization by claimants. These developments produced changes in expectations for future development of reported claims and resulted in increases in nominal ACRs. For prior years’ workers’ compensation losses, reported claims exceeded expected claims in 2006 by $19 million. These developments further precipitated a $132 million net increase in nominal IBNR reserve estimates for unreported occurrences. After deducting $33 million for the change in net reserve discounts during the year, workers’ compensation losses from prior years’ reduced pre-tax earnings in 2006 by $118 million. To illustrate the sensitivity of changes in expected loss emergence patterns and expected loss ratios for General Re’s significant excess of loss workers’ compensation reserve cells, an increase of ten points in the tail of the expected emergence pattern and an increase of ten percent in the expected loss ratios would produce a net increase in nominal IBNR reserves of approximately $548 million and $278 million on a discounted basis as of December 31, 2006. The increase in discounted reserves would produce a corresponding decrease in pre-tax earnings. Management believes it is reasonably possible for the tail of the expected loss emergence patterns and expected loss ratios to increase at these rates.

     Property and casualty losses (Continued)
     General Re (Continued)
     Other casualty and general liability reported losses (excluding mass tort losses) were favorable in 2006 relative to expectations after several years of relatively higher reported losses. Casualty losses tend to be long-tail and it should not be assumed that favorable loss experience in a single year (2006) means that loss reserve amounts currently established will continue to develop favorably. For General Re’s significant other casualty and general liability reserve cells (including medical malpractice, umbrella, auto and general liability), an increase of five points in the tails of the expected emergence patterns and an increase of five percent in expected loss ratios would produce a net increase in nominal IBNR reserves and a corresponding reduction in pre-tax earnings of approximately $550 million. Management believes it is reasonably possible for the tail of the expected loss emergence patterns and expected loss ratios to increase at these rates in any of the aforementioned reserve cells. However, given the diversification in worldwide business, more likely outcomes are believed to be less than $550 million.
     Property losses were lower than expected (including losses related to the World Trade Center) but the nature of property loss experience tends to be more volatile because of the effect of catastrophes and large individual property losses. In response to favorable claim developments and another year of information, estimated remaining World Trade Center losses were reduced by $62 million in 2006, producing a corresponding increase in pre-tax earnings.
     In certain reserve cells within excess directors and officers and errors and omissions (“D&O and E&O”) coverages, IBNR reserves are based on estimated ultimate losses without consideration of expected emergence patterns. These cells often involve a spike in loss activity arising from recent industry developments making it difficult to select an expected loss emergence pattern. For example, the recent wave of corporate scandals has caused an increase in reported losses. For General Re’s large D&O and E&O reserve cells an increase of ten points in the tail of the expected emergence pattern (for those cells where emergence patterns are considered) and an increase of ten percent in the expected loss ratios would produce a net increase in nominal IBNR reserves and a corresponding reduction in pre-tax earnings of approximately $133 million. Management believes it is reasonably possible for the tail of the expected loss emergence patterns and expected loss ratios to increase at these rates.
     Overall industry-wide loss experience data and informed judgment are used when internal loss data is of limited reliability, such as in setting the estimates for mass tort, asbestos and hazardous waste (collectively, “mass tort”) claims. Unpaid mass tort reserves at December 31, 2006 were approximately $1.9 billion gross and $1.2 billion net of reinsurance. Such reserves were approximately $1.8 billion gross and $1.3 billion net of reinsurance as of December 31, 2005. Claims paid attributable to such losses were about $97 million in 2006. In 2006, reserves for mass tort claims were increased in response to continued reports of losses and the increased uncertainty of how, when and how much these types of losses will develop over time. In 2006, IBNR reserve estimates for asbestos and environmental claims were increased by $58 million, which decreased pre-tax earnings by $58 million. In addition to the previously described methodologies, General Re considers “survival ratios” based on net claim payments in recent years versus net unpaid losses as a rough guide to reserve adequacy. The survival ratio was approximately 13 years as of December 31, 2006. The insurance industry’s comparable survival ratio for asbestos and pollution reserves was approximately nine years. Estimating mass tort losses is very difficult due to the changing legal environment. Although such reserves are believed to be adequate, significant reserve increases may be required in the future if new exposures or claimants are identified, new claims are reported or new theories of liability emerge.
     BHRG
     BHRG’s unpaid losses and loss adjustment expenses as of December 31, 2006 are summarized as follows. Amounts are in millions.

	Property	Casualty	Total
Reported case reserves	$2,385	$2,244	$4,629
IBNR reserves	1,082	3,067	4,149
Retroactive	—	8,054	8,054

Gross reserves	$3,467	$13,365	16,832

Deferred charges and ceded reserves			(2,577)

Net reserves			$14,255

     In general, the methodologies used to establish loss reserves vary widely and encompass many of the common methodologies employed in the actuarial field today. Certain traditional methodologies such as paid and incurred loss development techniques, incurred and paid loss Bornhuetter-Ferguson techniques and frequency and severity techniques are utilized. Additional judgments must also be employed to consider changes in contract conditions and terms as well as the incidence of litigation or legal and regulatory change.
     As of December 31, 2006, BHRG’s gross loss reserves related to retroactive reinsurance policies were attributed to casualty losses. Retroactive policies include excess-of-loss contracts, in which losses (relating to loss events occurring before a specified date on or before the contract date) above a contractual retention are indemnified or contracts that indemnify all losses paid by the counterparty after the policy effective date. Retroactive losses paid in 2006 were $858 million, essentially all of which pertained to pre-2006 contracts. The classification “reported case reserves” has no practical analytical value with respect to retroactive policies since the amount is often derived from reports in bulk from ceding companies, who may have inconsistent definitions of “case reserves.” Reserves are reviewed and established in the aggregate by contract including provisions for IBNR reserves.

Management’s Discussion (Continued)
     Property and casualty losses (Continued)
     BHRG (Continued)
     In establishing retroactive reinsurance reserves, historical aggregate loss payment patterns are analyzed and projected into the future under various scenarios. The claim-tail is expected to be very long for many policies and may last several decades. Management assigns judgmental probability factors to these aggregate loss payment scenarios and an expectancy outcome is determined. Management monitors claim payment activity and reviews ceding company reports or other information concerning the underlying losses. Since the claim-tail is expected to be very long for such contracts, management reassesses expected ultimate losses as significant events related to the underlying losses are reported or revealed during the monitoring and review process. During 2006, retroactive reserves developed downward by approximately $235 million, due primarily to commutations of contracts where final loss payments were less than the recorded reserves.
     BHRG’s liabilities for environmental, asbestos, and latent injury losses and loss adjustment expenses are presently concentrated within retroactive reinsurance contracts. Reserves for such losses were approximately $3.8 billion at December 31, 2006 and $4.0 billion at December 31, 2005. Losses paid in 2006 were approximately $300 million. BHRG, as a reinsurer, does not regularly receive reliable information regarding numbers of asbestos, environmental and latent injury claims from ceding companies on a consistent basis, particularly with respect to multi-line treaty or aggregate excess of loss policies. Periodically, a ground-up analysis of the underlying loss data of the reinsured is conducted to make an estimate of ultimate reinsured losses. When detailed loss information is unavailable, estimates can only be developed by applying recent industry trends and projections to aggregate client data. Judgments in these areas necessarily include the stability of the legal and regulatory environment under which these claims will be adjudicated. The increasing number of bankruptcies of asbestos manufacturers has adversely impacted trends in recent years. Potential legal reform and legislation could also have a significant impact on establishing loss reserves for mass tort claims in the future.
     The maximum losses payable by BHRG under retroactive policies are not expected to exceed approximately $10.8 billion as of December 31, 2006. Absent significant judicial or legislative changes affecting asbestos, environmental or latent injury exposures, management believes it unlikely that unpaid losses as of December 31, 2006 ($8.1 billion) will develop upward to the maximum loss payable or downward by more than 15%.
     A significant number of recent reinsurance contracts are expected to have a low frequency of claim occurrence combined with a potential for high severity of claims. These include losses from catastrophes, terrorism, and aviation risks under catastrophe and individual risk contracts. Loss reserves related to catastrophe and individual risk contracts decreased from approximately $3.5 billion at year end 2005 to approximately $2.2 billion at year end 2006. The decrease in reserves reflected loss payments in 2006 of approximately $1.7 billion that were primarily attributable to the major hurricanes that occurred in 2005. Partially offsetting the effect of the loss payments were increases in loss reserves on pre-2006 events of approximately $200 million that produced a corresponding charge to pre-tax earnings in 2006. The reserve increases were primarily due to higher than expected reported losses on Hurricane Wilma which occurred in the fourth quarter of 2005. Reserving techniques for catastrophe and individual risk contracts generally rely more on a per-policy assessment of the ultimate cost associated with the individual loss event rather than with an analysis of the historical development patterns of past losses. Catastrophe loss reserves are provided when it is probable that an insured loss has occurred and the amount can be reasonably estimated. Absent litigation affecting the interpretation of coverage terms, the expected claim-tail is relatively short and thus the estimation error in the initial reserve estimates usually emerges within 24 months after the loss event.
     Other reinsurance reserve amounts are generally based upon loss estimates reported by ceding companies and IBNR reserves that are primarily a function of reported losses from ceding companies and anticipated loss ratios established on an individual contract basis, supplemented by management’s judgment of the impact on each contract of major catastrophe events as they become known. Anticipated loss ratios are based upon management’s judgment considering the type of business covered, analysis of each ceding company’s loss history and evaluation of that portion of the underlying contracts underwritten by each ceding company, which are in turn ceded to BHRG. A range of reserve amounts as a result of changes in underlying assumptions is not prepared.
     Other Critical Accounting Policies
     Berkshire records as assets deferred charges with respect to liabilities assumed under retroactive reinsurance contracts. At the inception of these contracts, the deferred charges represent the difference between the consideration received and the estimated ultimate liability for unpaid losses. Deferred charges are amortized using the interest method over an estimate of the ultimate claim payment period and are reflected in earnings as a component of losses and loss expenses. The deferred charge balances are adjusted periodically to reflect new projections of the amount and timing of loss payments. Adjustments to these assumptions are applied retrospectively from the inception of the contract. Unamortized deferred charges were $2.0 billion at December 31, 2006. Significant changes in the amount and payment timing of estimated unpaid losses may have a significant effect on unamortized deferred charges and the amount of periodic amortization.
     Berkshire’s Consolidated Balance Sheet as of December 31, 2006 includes goodwill of acquired businesses of approximately $32.2 billion. A significant amount of judgment is required in performing goodwill impairment tests. Such tests include periodically determining or reviewing the estimated fair value of Berkshire’s reporting units. There are several methods of estimating a reporting unit’s fair value, including market quotations, asset and liability fair values and other valuation techniques, such as discounted projected future net earnings and multiples of earnings. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then individual assets, including identifiable intangible assets, and liabilities of the reporting unit are estimated at fair value. The excess of the estimated fair value of the reporting unit over the estimated fair value of net assets would establish the implied value of goodwill. The excess of the recorded amount of goodwill over the implied value is then charged to earnings as an impairment loss.

     Other Critical Accounting Policies (Continued)
     Berkshire’s consolidated financial position reflects very significant amounts of invested assets. A substantial portion of these assets are carried at fair values based upon current market quotations and, when not available, based upon fair value pricing models. Certain of Berkshire’s fixed maturity securities are not actively traded in the financial markets. Further, Berkshire’s finance businesses maintain significant balances of finance receivables, which are carried at amortized cost. Considerable judgment is required in determining the assumptions used in certain valuation models, including interest rate, loan prepayment speed, credit risk and liquidity risk assumptions. Significant changes in these assumptions can have a significant effect on carrying values.
     Information concerning recently issued accounting pronouncements which are not yet effective is included in Note 1(r) to the Consolidated Financial Statements. Berkshire does not expect that the adoption of any of the recently issued accounting pronouncements will have a material effect on its financial condition.
Market Risk Disclosures
     Berkshire’s Consolidated Balance Sheets include a substantial amount of assets and liabilities whose fair values are subject to market risks. Berkshire’s significant market risks are primarily associated with interest rates, equity prices, foreign currency exchange rates and commodity prices. The following sections address the significant market risks associated with Berkshire’s business activities.
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

	Estimated Fair Value after
	Hypothetical Change in Interest Rates
	(bp=basis points)
		100 bp	100 bp	200 bp	300 bp
Insurance and other businesses	Fair Value	decrease	increase	increase	increase
December 31, 2006
Investments in fixed maturity securities	$25,300	$25,939	$24,663	$24,079	$23,558
Notes payable and other borrowings	3,815	3,872	3,765	3,720	3,679

December 31, 2005
Investments in fixed maturity securities	$27,420	$28,199	$26,655	$25,942	$25,327
Notes payable and other borrowings	3,653	3,693	3,616	3,584	3,553

Finance and financial products businesses *
December 31, 2006
Investments in fixed maturity securities and loans and finance receivables	$14,987	$15,994	$13,986	$13,062	$12,224
Notes payable and other borrowings **	11,949	12,363	11,525	11,152	10,805

December 31, 2005
Investments in fixed maturity securities and loans and finance receivables	$14,817	$15,508	$14,068	$13,358	$12,699
Notes payable and other borrowings **	11,476	11,902	11,004	10,607	10,239

Utilities and energy businesses
December 31, 2006
Notes payable and other borrowings	$17,789	$19,256	$16,548	$15,486	$14,569

*	Excludes General Re Securities.

**	Includes securities sold under agreements to repurchase and effects of interest rate swaps.

Management’s Discussion (Continued)
     Equity Price Risk
     Strategically, Berkshire strives to invest in businesses that possess excellent economics, with able and honest management and at sensible prices. Berkshire’s management prefers to invest a meaningful amount in each investee. Accordingly, Berkshire’s equity investments are generally concentrated in relatively few investees. At December 31, 2006, 54% of the total fair value of equity investments was concentrated in four investees.
     Berkshire’s preferred strategy is to hold equity investments for very long periods of time. Thus, Berkshire’s management is not troubled by short-term equity price volatility with respect to its investments provided that the underlying business, economic and management characteristics of the investees remain favorable. Berkshire strives to maintain above average levels of shareholder capital to provide a margin of safety against short-term equity price volatility.
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
     The table which follows summarizes Berkshire’s equity price risk as of December 31, 2006 and 2005 and shows the effects of a hypothetical 30% increase and a 30% decrease in market prices as of those dates. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due both to the nature of equity markets and the aforementioned concentrations existing in Berkshire’s equity investment portfolio. Dollars are in millions.

			Estimated	Hypothetical
			Fair Value after	Percentage
		Hypothetical	Hypothetical	Increase (Decrease) in
	Fair Value	Price Change	Change in Prices	Shareholders’ Equity
As of December 31, 2006	$61,533	30% increase	$79,993	11.0
		30% decrease	43,073	(11.0)

As of December 31, 2005	$46,721	30% increase	$60,737	9.9
		30% decrease	32,705	(9.9)
     Berkshire is also subject to equity price risk with respect to certain long duration equity index option contracts. Berkshire’s maximum exposure with respect to such contracts was approximately $21 billion and $14 billion at December 31, 2006 and 2005, respectively. These contracts generally expire 15 to 20 years from inception and they may not be settled before their respective expiration dates. The contracts have been written on four major equity indexes including three that are foreign. While Berkshire’s ultimate potential loss with respect to these contracts is directly correlated to the movement of the underlying stock index between contract inception date and expiration, the change in fair value from current changes in the indices do not produce a proportional change in the estimated fair value of the contracts. Other factors (such as expected future interest rates, dividend rates and the remaining duration of the contract as well as the general market assumptions) affect the estimates of fair value reflected in the financial statements. Thus, if the underlying indices declined 30% immediately, and absent changes in other factors, Berkshire estimates that it could incur a non-cash pre-tax loss of approximately $2 billion from the change in the estimated fair value of open contracts as of December 31, 2006.
     Foreign Currency Risk
     Market risks associated with changes in foreign currency exchange rates are currently concentrated in a portfolio of long duration equity index option contracts on foreign equity indexes. In 2005, Berkshire also had significant exposure to foreign currency risk from a portfolio of short duration forward contracts. The aggregate notional value of forward contracts was approximately $1 billion as of December 31, 2006 compared to approximately $13.8 billion as of December 31, 2005.
     The following table summarizes the outstanding derivatives contracts as of December 31, 2006 and 2005 with foreign currency risk and shows the estimated changes in values of the contracts assuming changes in the underlying exchange rates applied immediately and uniformly across all currencies. The changes in value do not necessarily reflect the best or worst case scenarios and actual results may differ. Dollars are in millions.

		Estimated Fair Value Assuming a Hypothetical
	Fair Value	Percentage Increase (Decrease) in the Value of
	assets	Foreign Currencies Versus the U.S. Dollar
	(liabilities)	(20%)	(10%)	(1%)	1%	10%	20%
December 31, 2006	$(2,041)	$(1,819)	$(1,936)	$(2,031)	$(2,051)	$(2,131)	$(2,200)
December 31, 2005	(1,603)	(3,789)	(2,752)	(1,724)	(1,481)	(305)	1,198

     Commodity Price Risk
     Berkshire, through its ownership of MidAmerican, is subject to commodity risk. Exposures include variations in the price of wholesale electricity that is purchased and sold, fuel costs to generate electricity, and natural gas supply for regulated retail gas customers. Electricity and natural gas prices are subject to wide price swings as demand responds to, among many other items, changing weather, limited storage, transmission and transportation constraints, and lack of alternative supplies from other areas. To mitigate a portion of the risk, MidAmerican uses derivative instruments, including forwards, futures, options, swaps and other over-the-counter agreements, to effectively secure future supply or sell future production at fixed prices. The settled cost of these contracts is generally recovered from customers in regulated rates. Accordingly, the net unrealized gains and losses associated with interim price movements on such contracts are recorded as regulatory assets or liabilities. Financial results may be negatively impacted if the costs of wholesale electricity, fuel and or natural gas are higher than what is permitted to be recovered in rates. MidAmerican also uses futures, options and swap agreements to economically hedge gas and electric commodity prices for physical delivery to non-regulated customers. MidAmerican does not engage in a material amount of proprietary trading activities.
     The table that follows summarizes Berkshire’s commodity risk on energy derivative contracts as of December 31, 2006 and shows the effects of a hypothetical 10% increase and a 10% decrease in forward market prices by the expected volumes for these contracts as of that date. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios. Dollars are in millions.

			Estimated FairValue
			after Hypothetical Change
	Fair Value	Hypothetical Price Change	in Price
As of December 31, 2006	$(273)	10% increase	$(220)
		10% decrease	$(326)
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
     Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause the Company’s actual performance and future events and actions to differ materially from such forward-looking statements, include, but are not limited to, changes in market prices of Berkshire’s significant equity investees, the occurrence of one or more catastrophic events, such as an earthquake, hurricane or an act of terrorism that causes losses insured by Berkshire’s insurance subsidiaries, changes in insurance laws or regulations, changes in Federal income tax laws, and changes in general economic and market factors that affect the prices of securities or the industries in which Berkshire and its affiliates do business.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     See “Market Risk Disclosures” contained in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Management’s Report on Internal Control Over Financial Reporting
Management of Berkshire Hathaway Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.
Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears below.
Berkshire Hathaway Inc.
February 26, 2007
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Berkshire Hathaway Inc.
We have audited management’s assessment, included in the accompanying, Management’s Reports on Internal Control Over Financial Reporting, that Berkshire Hathaway Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated February 28, 2007 expressed an unqualified opinion on those financial statements with an explanatory paragraph relating to the change in the Company’s accounting for pension and other postretirement benefits to conform to Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).
DELOITTE & TOUCHE LLP
Omaha, Nebraska
February 28, 2007

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Berkshire Hathaway Inc.
We have audited the accompanying consolidated balance sheets of Berkshire Hathaway Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of earnings, cash flows and changes in shareholders’ equity and comprehensive income for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Berkshire Hathaway Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 18 to the consolidated financial statements, as of December 31, 2006, the Company changed its accounting for pensions and other postretirement benefits to conform to Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
Omaha, Nebraska
February 28, 2007

BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	December 31,		Pro Forma *
	2006	2005	2005
ASSETS	(audited)		(unaudited)
Insurance and Other:
Cash and cash equivalents	$37,977	$40,471	$40,471
Investments:
Fixed maturity securities	25,300	27,420	27,420
Equity securities	61,533	46,721	46,721
Other	905	1,003	1,003
Receivables	12,881	12,397	12,372
Inventories	5,257	4,143	4,143
Property, plant and equipment	9,303	7,500	7,500
Goodwill	25,678	22,693	22,693
Deferred charges reinsurance assumed	1,964	2,388	2,388
Other	6,538	4,937	4,937

	187,336	169,673	169,648

Utilities and Energy:
Cash and cash equivalents	343	—	358
Property, plant and equipment	24,039	—	11,915
Goodwill	5,548	—	4,156
Other	6,560	—	3,764
Investments in MidAmerican Energy Holdings Company	—	4,125	—

	36,490	4,125	20,193

Finance and Financial Products:
Cash and cash equivalents	5,423	4,189	4,189
Investments in fixed maturity securities	3,012	3,435	3,435
Loans and finance receivables	11,498	11,087	11,087
Goodwill	1,012	951	951
Other	3,666	4,865	4,865

	24,611	24,527	24,527

	$248,437	$198,325	$214,368

*	The Pro Forma Balance Sheet gives effect to the conversion on February 9, 2006 of MidAmerican Energy Holdings Company (“MidAmerican”) non-voting cumulative convertible preferred stock into MidAmerican voting common stock as if such conversion had occurred on December 31, 2005. See Note 2 to the Consolidated Financial Statements for additional information.
See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	December 31,		Pro Forma *
	2006	2005	2005
LIABILITIES AND SHAREHOLDERS’ EQUITY	(audited)		(unaudited)
Insurance and Other:
Losses and loss adjustment expenses	$47,612	$48,034	$48,034
Unearned premiums	7,058	6,206	6,206
Life and health insurance benefits	3,600	3,202	3,202
Other policyholder liabilities	3,938	3,769	3,769
Accounts payable, accruals and other liabilities	10,255	8,699	8,699
Income taxes, principally deferred	18,460	12,252	13,649
Notes payable and other borrowings	3,698	3,583	3,583

	94,621	85,745	87,142

Utilities and Energy:
Accounts payable, accruals and other liabilities	6,802	—	3,780
Notes payable and other borrowings	16,946	—	10,296

	23,748	—	14,076

Finance and Financial Products:
Derivative contract liabilities	3,883	5,061	5,061
Accounts payable, accruals and other liabilities	3,543	4,351	4,351
Notes payable and other borrowings	11,961	10,868	10,868

	19,387	20,280	20,280

Total liabilities	137,756	106,025	121,498

Minority shareholders’ interests	2,262	816	1,386

Shareholders’ equity:
Common stock:
Class A, $5 par value; Class B, $0.1667 par value	8	8	8
Capital in excess of par value	26,522	26,399	26,399
Accumulated other comprehensive income	22,977	17,360	17,360
Retained earnings	58,912	47,717	47,717

Total shareholders’ equity	108,419	91,484	91,484

	$248,437	$198,325	$214,368

*	The Pro Forma Balance Sheet gives effect to the conversion on February 9, 2006 of MidAmerican Energy Holdings Company (“MidAmerican”) non-voting cumulative convertible preferred stock into MidAmerican voting common stock as if such conversion had occurred on December 31, 2005. See Note 2 to the Consolidated Financial Statements for additional information.
See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in millions except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Revenues:
Insurance and Other:
Insurance premiums earned	$23,964	$21,997	$21,085
Sales and service revenues	51,803	46,138	43,222
Interest, dividend and other investment income	4,382	3,487	2,816
Investment gains/losses	1,697	5,728	1,746

	81,846	77,350	68,869

Utilities and Energy:
Operating revenues	10,301	—	—
Other	343	—	—

	10,644	—	—

Finance and Financial Products:
Interest income	1,610	1,554	1,202
Investment gains/losses	114	468	(110)
Derivative gains/losses	824	(788)	1,835
Other	3,501	3,079	2,586

	6,049	4,313	5,513

	98,539	81,663	74,382

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	13,068	15,482	13,462
Life and health insurance benefits	1,618	1,634	1,361
Insurance underwriting expenses	5,440	4,828	4,711
Cost of sales and services	42,416	38,288	35,882
Selling, general and administrative expenses	5,932	5,328	4,989
Interest expense	195	144	137

	68,669	65,704	60,542

Utilities and Energy:
Cost of sales and operating expenses	8,189	—	—
Interest expense	979	—	—

	9,168	—	—

Finance and Financial Products:
Interest expense	550	579	584
Other	3,374	3,112	2,557

	3,924	3,691	3,141

	81,761	69,395	63,683

Earnings before income taxes and equity in earnings of MidAmerican Energy Holdings Company	16,778	12,268	10,699
Equity in earnings of MidAmerican Energy Holdings Company	—	523	237

Earnings before income taxes and minority interests	16,778	12,791	10,936
Income taxes	5,505	4,159	3,569
Minority shareholders’ interests	258	104	59

Net earnings	$11,015	$8,528	$7,308

Average common shares outstanding *	1,541,807	1,539,775	1,537,716
Net earnings per common share *	$7,144	$5,538	$4,753

*	Average shares outstanding include average Class A common shares and average Class B common shares determined on an equivalent Class A common stock basis. Net earnings per common share shown above represents net earnings per equivalent Class A common share. Net earnings per Class B common share is equal to one-thirtieth (1/30) of such amount or $238 per share for 2006, $185 per share for 2005 and $158 per share for 2004.
See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net earnings	$11,015	$8,528	$7,308
Adjustments to reconcile net earnings to operating cash flows:
Investment gains	(1,811)	(6,196)	(1,636)
Depreciation	2,066	982	941
Changes in operating assets and liabilities before business acquisitions:
Losses and loss adjustment expenses	(2,704)	2,086	(383)
Deferred charges reinsurance assumed	424	339	360
Unearned premiums	637	(239)	(52)
Receivables and originated loans	(59)	(1,849)	102
Derivative contract assets and liabilities	(563)	3,620	(367)
Income taxes	303	1,602	860
Other assets and liabilities	887	573	178

Net cash flows from operating activities	10,195	9,446	7,311

Cash flows from investing activities:
Purchases of securities with fixed maturities	(7,747)	(13,937)	(5,924)
Purchases of equity securities	(9,173)	(8,021)	(2,032)
Sales of securities with fixed maturities	1,818	3,243	4,560
Redemptions and maturities of securities with fixed maturities	10,313	7,142	5,637
Sales of equity securities	3,778	1,629	2,610
Purchases of loans and finance receivables	(365)	(1,987)	(6,314)
Principal collections on loans and finance receivables	985	911	2,736
Acquisitions of businesses, net of cash acquired	(10,132)	(2,387)	(414)
Purchases of property, plant and equipment	(4,571)	(2,195)	(1,278)
Other	1,017	1,761	734

Net cash flows from investing activities	(14,077)	(13,841)	315

Cash flows from financing activities:
Proceeds from borrowings of finance businesses	1,280	5,628	1,668
Proceeds from borrowings of utilities and energy businesses	2,417	—	—
Proceeds from other borrowings	215	521	339
Repayments of borrowings of finance businesses	(244)	(319)	(1,267)
Repayments of borrowings of utilities and energy businesses	(516)	—	—
Repayments of other borrowings	(991)	(628)	(674)
Changes in short term borrowings	245	361	(388)
Other	201	65	166

Net cash flows from financing activities	2,607	5,628	(156)

Increase (decrease) in cash and cash equivalents	(1,275)	1,233	7,470
Cash and cash equivalents at beginning of year **	45,018	43,427	35,957

Cash and cash equivalents at end of year *	$43,743	$44,660	$43,427

* Cash and cash equivalents at end of year are comprised of the following:
Insurance and Other	$37,977	$40,471	$40,020
Utilities and Energy	343	—	—
Finance and Financial Products	5,423	4,189	3,407

	$43,743	$44,660	$43,427

**	The balance at beginning of 2006 includes $358 million related to MidAmerican.
See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

(dollars in millions)

	Year Ended December 31,
	2006	2005	2004
Class A & B Common Stock
Balance at beginning and end of year	$8	$8	$8

Capital in Excess of Par Value
Balance at beginning of year	$26,399	$26,268	$26,151
Exercise of stock options issued in connection with business acquisitions and SQUARZ warrant premiums	123	131	117

Balance at end of year	$26,522	$26,399	$26,268

Retained Earnings
Balance at beginning of year	$47,717	$39,189	$31,881
Adoption of FTB 85-4-1	180	—	—
Net earnings	11,015	8,528	7,308

Balance at end of year	$58,912	$47,717	$39,189

Accumulated Other Comprehensive Income
Unrealized appreciation of investments	$9,278	$2,081	$2,599
Applicable income taxes	(3,246)	(728)	(905)
Reclassification adjustment for appreciation included in net earnings	(1,646)	(6,261)	(1,569)
Applicable income taxes	576	2,191	549
Foreign currency translation adjustments	603	(359)	140
Applicable income taxes	1	(26)	134
Minimum pension liability adjustment	563	(62)	(38)
Applicable income taxes	(196)	38	3
Other, including minority interests	(13)	51	(34)

Other comprehensive income	5,920	(3,075)	879
Adoption of SFAS 158	(303)	—	—
Accumulated other comprehensive income at beginning of year	17,360	20,435	19,556

Accumulated other comprehensive income at end of year	$22,977	$17,360	$20,435

Comprehensive Income
Net earnings	$11,015	$8,528	$7,308
Other comprehensive income	5,920	(3,075)	879

Total comprehensive income	$16,935	$5,453	$8,187

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
(1)	Significant accounting policies and practices
(a)	Nature of operations and basis of consolidation
Berkshire Hathaway Inc. (“Berkshire” or “Company”) is a holding company owning subsidiaries engaged in a number of diverse business activities, including property and casualty insurance and reinsurance, utilities and energy, finance, manufacturing, retailing and services. Further information regarding these businesses and Berkshire’s reportable business segments is contained in Note 20. Berkshire consummated a number of business acquisitions over the past three years which are discussed in Note 3.
The accompanying Consolidated Financial Statements include the accounts of Berkshire consolidated with the accounts of all of its subsidiaries and affiliates in which Berkshire holds a controlling financial interest as of the financial statement date. Normally a controlling financial interest reflects ownership of a majority of the voting interests. Other factors considered in determining whether a controlling financial interest is held include whether Berkshire possesses the authority to purchase or sell assets or make other operating decisions that significantly affect the entity’s results of operations and whether Berkshire bears a majority of the financial risks of the entity. Intercompany accounts and transactions have been eliminated. Certain amounts in prior year presentations have been reclassified to conform with the current year presentation.
(b)	Use of estimates in preparation of financial statements
The preparation of the Consolidated Financial Statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. In particular, estimates of unpaid losses and loss adjustment expenses and related recoverables under reinsurance for property and casualty insurance are subject to considerable estimation error due to the inherent uncertainty in projecting ultimate claim amounts that can be reported and settled over a period of many years. In addition, estimates and assumptions associated with the amortization of deferred charges reinsurance assumed, the determination of fair value of certain invested assets and related impairments and the determination of goodwill impairments require considerable judgment by management. Actual results may differ from the estimates used in preparing the Consolidated Financial Statements.
(c)	Cash equivalents
Cash equivalents consist of funds invested in U.S. Treasury Bills, money market accounts, and in other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by loan agreements or other contractual provisions. Restricted amounts are included in other assets.
(d)	Investments
Berkshire’s management determines the appropriate classifications of investments in fixed maturity and equity securities at the acquisition date and re-evaluates the classifications at each balance sheet date. Berkshire’s investments in fixed maturity and equity securities are primarily classified as available-for-sale, except for certain securities held by finance businesses which are classified as held-to-maturity.
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
Allowances for estimated losses from uncollectible loans are recorded when it is probable that the counterparty will be unable to pay all amounts due according to the terms of the loan. Allowances are provided on aggregations of consumer loans with similar characteristics and terms based upon historical loss and recovery experience, delinquency rates and current economic conditions. Provisions for loan losses are included in the Consolidated Statements of Earnings.
(f)	Derivatives
Derivative instruments include interest rate, currency, equity and credit swaps and options, interest rate caps and floors and futures and forward contracts.
Berkshire carries derivative contracts at estimated fair value classified as assets or liabilities in the accompanying Consolidated Balance Sheets. Such balances reflect reductions permitted under master netting agreements with counterparties. The fair values of these instruments generally represent the present value of estimated future cash flows under the contracts, which are a function of current underlying interest rates, currency rates, security values, related volatility, counterparty creditworthiness and duration of the contracts. Changes in these factors or a combination thereof may affect the fair value of these instruments.
The changes in fair value of derivative contracts that do not qualify as hedging instruments for financial reporting purposes are included in the Consolidated Statements of Earnings as derivative gains/losses.
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
(g)	Inventories
Inventories consist of manufactured goods and purchased goods acquired for resale. Manufactured inventory costs include raw materials, direct and indirect labor and factory overhead. Inventories are stated at the lower of cost or market. As of December 31, 2006, approximately 53% of the total inventory cost was determined using the last-in-first-out (“LIFO”) method, 41% using the first-in-first-out (“FIFO”) method, with the remainder using the specific identification method. With respect to inventories carried at LIFO cost, the aggregate difference in value between LIFO cost and cost determined under FIFO methods was $263 million and $237 million as of December 31, 2006 and 2005, respectively.
(h)	Property, plant and equipment
Property, plant and equipment is recorded at cost. The cost of major additions and betterments are capitalized, while replacements, maintenance and repairs that do not improve or extend the useful lives of the related assets are expensed as incurred. Interest over the construction period is capitalized as a component of cost of constructed assets. In addition, the cost of constructed assets of certain domestic regulated utility and energy subsidiaries that are subject to SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation” (“SFAS 71”) includes the capitalization of the estimated cost of capital in addition to interest incurred during the construction period. Also see Note 1(n).
Depreciation is provided principally on the straight-line method over estimated useful lives. Depreciation of assets of certain regulated utility and energy subsidiaries is provided over recovery periods based on composite asset class lives as mandated by regulation.

(1)	Significant accounting policies and practices (Continued)
(h)	Property, plant and equipment (Continued)
Property, plant and equipment is evaluated for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable, or the assets meet the criteria of held for sale. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated discounted present value of the expected future cash flows from using the asset. Impairment losses are reflected in the Consolidated Statements of Earnings, except with respect to impairments of assets of certain domestic regulated utility and energy subsidiaries where losses are offset by the establishment of a regulatory asset to the extent recovery in future rates is probable.
(i)	Goodwill
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
(j)	Revenue recognition
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
Interest income from investments in bonds and loans is earned under the constant yield method and includes accrual of interest due under terms of the bond or loan agreement as well as amortization of acquisition premiums and accruable discounts. In determining the constant yield for mortgage-backed securities, anticipated counterparty prepayments are estimated and evaluated periodically. Dividends from equity securities are earned on the ex-dividend date.
Operating revenue of utilities and energy businesses resulting from the distribution and sale of natural gas and electricity to customers is recognized when the service is rendered or the energy is delivered. Amounts recognized include unbilled as well as billed amounts. Rates charged are generally subject to Federal and state regulation or established under contractual arrangements. When preliminary rates are permitted to be billed prior to final approval by the applicable regulator, certain revenue collected may be subject to refund and a provision for estimated refunds is accrued.
Commission revenue from real estate brokerage transactions and related amounts due to agents which are included as components of operating revenues and expenses of utilities and energy businesses are recognized when a real estate transaction is closed.
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

Notes to Consolidated Financial Statements (Continued)
(1)	Significant accounting policies and practices (Continued)
(k)	Losses and loss adjustment expenses (Continued)
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
Changes to the expected timing and estimated amount of loss payments produce changes in the unamortized deferred charge balance. Such changes in estimates are determined retrospectively and included in insurance losses and loss adjustment expense in the period of the change.
(m)	Insurance premium acquisition costs
Costs that vary and are related to the issuance of insurance policies are deferred, subject to ultimate recoverability, and charged to underwriting expenses as the related premiums are earned. Acquisition costs consist of commissions, premium taxes, advertising and other underwriting costs. The recoverability of premium acquisition costs, generally, reflects anticipation of investment income. The unamortized balances of deferred premium acquisition costs are included in other assets and were $1,432 million and $1,287 million at December 31, 2006 and 2005, respectively.
(n)	Regulated utilities and energy businesses
Certain domestic energy subsidiaries prepare their financial statements in accordance with SFAS No. 71, reflecting economic effects deriving from the ability to recover certain costs from customers and the requirement to return revenues to customers in the future through the regulated rate-setting process. Accordingly, certain costs are deferred as regulatory assets and obligations are accrued as regulatory liabilities, which will be amortized over various future periods. At December 31, 2006, MidAmerican had $1,827 million in regulatory assets and $1,839 million in regulatory liabilities, which are components of other assets and other liabilities of utilities and energy businesses.
Management continually assesses whether the regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes, recent rate orders received by other regulated entities and the status of any pending or potential deregulation legislation. If future recovery of costs ceases to be probable, the amount no longer probable of recovery is charged to earnings.
Utilities and energy businesses recognize legal asset retirement obligations (“ARO”), mainly related to the decommissioning of nuclear generation assets and the final reclamation of leased coal mining property. The estimated fair value of a legal ARO is recognized as a liability when a reasonable estimate of the expected future cash flows can be made. This liability is added to the carrying amount of the associated asset, which is then depreciated over the remaining useful life of the asset. Subsequent to the initial recognition, the liability is periodically adjusted for revisions to assumptions used in determining the present value of the retirement obligation. The ARO as of December 31, 2006 was approximately $423 million and is reflected in other liabilities of utilities and energy businesses.
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
Deferred income taxes are calculated under the liability method. Deferred tax assets and liabilities are based on differences between the financial statement and tax basis of assets and liabilities at the enacted tax rates. Changes in deferred income tax assets and liabilities that are associated with components of other comprehensive income (primarily unrealized investment gains and losses) are charged or credited directly to other comprehensive income. Otherwise, changes in deferred income tax assets and liabilities are included as a component of income tax expense. Valuation allowances have been established for certain deferred tax assets where realization is not likely.

(1)	Significant accounting policies and practices (Continued)
(r)	Accounting pronouncements to be adopted in subsequent years
In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition of positions taken or expected to be taken in income tax returns. Only tax positions meeting a “more-likely-than-not” threshold of being sustained are recognized under FIN 48. FIN 48 also provides guidance on derecognition, classification of interest and penalties and accounting and disclosures for annual and interim financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of any changes arising from the initial application of FIN 48 is required to be reported as an adjustment to the opening balance of retained earnings in the period of adoption.
In September 2006, the FASB issued FASB Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (“AUG AIR-1”). AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in which such maintenance costs are ratably recognized by accruing a liability in periods before the maintenance is performed. This pronouncement also retains three alternative methods for accounting for planned major maintenance activities including the direct expensing method, the built-in overhaul method and the deferral method. AUG AIR-1 is effective for fiscal years beginning after December 15, 2006.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value as the price received to transfer an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date reflecting the highest and best use valuation concepts. SFAS 157 establishes a framework for measuring fair value by creating a hierarchy of fair value measurements currently required under GAAP that distinguishes market data between observable independent market inputs and unobservable market assumptions. SFAS 157 further expands disclosures about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year.
Berkshire is evaluating the impact that the adoption of these pronouncements will have on its consolidated financial position and currently does not anticipate that the adoption of these accounting pronouncements will have a material effect on its consolidated financial position.
(2) Investments in MidAmerican Energy Holdings Company
     MidAmerican owns a combined regulated electric and natural gas utility company in the United States (MidAmerican Energy Company), a regulated electric utility company in the United States (PacifiCorp which was acquired March 21, 2006), two interstate natural gas pipeline companies in the United States (Kern River and Northern Natural Gas), two electricity distribution companies in the United Kingdom (Northern Electric and Yorkshire Electricity), a diversified portfolio of domestic and international electric power projects and the second largest residential real estate brokerage firm in the United States (HomeServices). This group of businesses is referred to as “MidAmerican” or the “utilities and energy businesses.”
     On February 9, 2006, Berkshire converted its non-voting preferred stock to common stock and upon conversion, owned approximately 83.4% (80.5% diluted) of the voting common stock interests. In conjunction with the acquisition of PacifiCorp, Berkshire acquired additional common stock of MidAmerican for $3.4 billion. Berkshire’s ownership in MidAmerican as of December 31, 2006 was 87.8% (86.6% diluted). Accordingly, the 2006 Consolidated Financial Statements reflect the consolidation of the accounts of MidAmerican. MidAmerican’s debt obligations are not guaranteed by Berkshire. However, Berkshire has made a commitment until February 28, 2011 that would allow MidAmerican to request up to $3.5 billion of capital to pay its debt obligations or to provide funding to its regulated subsidiaries.
     During 2004 and 2005, Berkshire possessed the ability to exercise significant influence on the operations of MidAmerican through its investments in common and convertible preferred stock of MidAmerican, which together possessed 9.7% of the voting rights and 83.4% (80.5% diluted) of the economic rights of MidAmerican. The convertible preferred stock, although generally non-voting, was substantially an identical subordinate interest to a share of common stock and economically equivalent to common stock. Therefore, during that period, Berkshire accounted for its investments in MidAmerican pursuant to the equity method. An unaudited pro forma balance sheet as of December 31, 2005 is included on the face of the accompanying Consolidated Balance Sheets reflecting the consolidation of MidAmerican. Walter Scott, Jr., a member of Berkshire’s Board of Directors, controlled approximately 86% of the voting interest in MidAmerican at December 31, 2005. As a result of Berkshire’s conversion of its preferred stock to voting common stock, at December 31, 2006, Mr. Scott’s voting interest has been reduced to 11%.

Notes to Consolidated Financial Statements (Continued)
(2) Investments in MidAmerican Energy Holdings Company (Continued)
     A condensed consolidated balance sheet as of December 31, 2005 and condensed statements of earnings for the years ending December 31, 2005 and 2004 of MidAmerican are as follows (in millions).

Assets

Property, plant and equipment, net	$11,915
Goodwill	4,156
Other assets	4,122

$20,193

Liabilities and shareholders’ equity

Debt, except debt owed to Berkshire	$10,296
Debt owed to Berkshire	1,289
Other liabilities and minority interests	5,223

16,808
Shareholders’ equity	3,385

$20,193

	2005	2004
Operating revenue and other income	$7,279	$6,727

Costs and expenses:
Cost of sales and operating expenses	5,586	5,028
Interest expense — debt held by Berkshire	157	170
Other interest expense	717	713

	6,460	5,911

Earnings before taxes	819	816
Income taxes and minority interests	261	278

Earnings from continuing operations	558	538
Gain (loss) on discontinued operations	5	(368)	*

Net earnings	$563	$170

*	On September 10, 2004, MidAmerican’s management decided to cease operations of mineral extraction facilities installed near certain geothermal energy generation sites (“the Project”) at which proprietary processes were used to extract zinc from geothermal brine and fluids. MidAmerican’s management concluded that the Project could not become commercially viable. Consequently, a non-cash impairment charge of approximately $340 million, after tax, was recorded to write-down assets of the Project, rights to quantities of extractable minerals and allocated goodwill to estimated net realizable value.
(3) Significant business acquisitions
     Berkshire’s long-held acquisition strategy is to purchase businesses with consistent earning power, good returns on equity and able and honest management at sensible prices. During the last three years, Berkshire acquired several businesses which are described in the following paragraphs.
     On June 30, 2005, Berkshire acquired Medical Protective Corporation (“MedPro”) from GE Insurance Solutions. MedPro is one of the nation’s premier professional liability insurers for physicians, dentists and other primary health care providers. On August 31, 2005, Berkshire acquired Forest River, Inc., (“Forest River”) a leading manufacturer of leisure vehicles in the U.S. Forest River manufactures a complete line of motorized and towable recreational vehicles, utility trailers, buses, boats and manufactured houses. Operating results of MedPro and Forest River are consolidated with Berkshire’s results beginning as of July 1, 2005 and September 1, 2005, respectively. Inclusion of MedPro’s and Forest River’s results as of the beginning of 2004 would not have materially impacted Berkshire’s consolidated results of operations as reported. Aggregate consideration paid for all business acquisitions completed during 2005, including smaller acquisitions directed by certain Berkshire subsidiaries, was $2.4 billion.
     On February 28, 2006, Berkshire acquired Business Wire, a leading global distributor of corporate news, multimedia and regulatory filings. On March 21, 2006, PacifiCorp, a regulated electric utility providing service to customers in six Western states, was acquired for approximately $5.1 billion in cash. On May 19, 2006, Berkshire acquired 85% of Applied Underwriters (“Applied”), an industry leader in integrated workers’ compensation solutions. Under certain conditions, existing minority shareholders of Applied may acquire up to an additional 4% interest in Applied from Berkshire.
     On July 5, 2006, Berkshire acquired 80% of the Iscar Metalworking Companies (“IMC”) for cash in a transaction that valued IMC at $5 billion. IMC, headquartered in Israel, is an industry leader in the metal cutting tools business through its Iscar, TaeguTec, Ingersoll and other IMC companies. IMC provides a comprehensive range of tools for the full scope of metalworking applications. IMC’s products are manufactured through a global network of world-class, technologically advanced manufacturing facilities located in Israel, Korea, the United States, Brazil, China, Germany, India, Italy and Japan, and are sold through subsidiary offices and agents located in 61 major industrial countries worldwide. On August 2, 2006, Berkshire acquired Russell Corporation, a leading branded athletic apparel and sporting goods company for cash of approximately $600 million.

(3) Significant business acquisitions (Continued)
     The results of operations for each of these businesses are included in Berkshire’s consolidated results from the effective date of each acquisition. The following table sets forth certain unaudited pro forma consolidated earnings data for 2006 and 2005, as if each acquisition that was completed during 2005 and 2006 was consummated on the same terms at the beginning of each year. The earnings data for 2005 also reflects the pro forma consolidation of MidAmerican. Amounts are in millions, except per share amounts.

	2006	2005
Total revenues	$100,992	$95,836
Net earnings	11,107	8,624
Earnings per equivalent Class A common share	7,204	5,601
     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for PacifiCorp and IMC (in millions).

	PacifiCorp	IMC
Property, plant and equipment	$10,051	$606
Goodwill	1,118	2,072
Other assets	3,087	1,988

Assets acquired	14,256	4,666

Accounts payable, accruals and other liabilities	4,969	263
Notes payable and other borrowings	4,167	153
Minority interests	—	248

Liabilities assumed and minority interests	9,136	664

Net assets acquired	$5,120	$4,002

     In December 2006, Berkshire agreed to acquire TTI, Inc., a privately held electronic component distributor headquartered in Fort Worth, Texas. TTI, Inc. is the largest distributor specialist of passive, interconnect electromechanical components. The acquisition is expected to be completed in the first quarter of 2007.
(4) Loans and receivables
     Receivables of insurance and other businesses are comprised of the following (in millions).

	December 31,	December 31,
	2006	2005
Insurance premiums receivable	$4,418	$4,406
Reinsurance recoverables	2,961	2,990
Trade and other receivables	5,884	5,340
Allowances for uncollectible accounts	(382)	(339)

	$12,881	$12,397

     Loans and finance receivables of finance and financial products businesses are comprised of the following (in millions).

	December 31,	December 31,
	2006	2005
Consumer installment loans and finance receivables	$10,325	$9,792
Commercial loans and finance receivables	1,336	1,481
Allowances for uncollectible loans	(163)	(186)

	$11,498	$11,087

     Allowances for uncollectible loans primarily relate to consumer installment loans. Provisions for consumer loan losses were $210 million in 2006 and $232 million in 2005. Loan charge-offs were $243 million in 2006 and $110 million in 2005. Consumer loan amounts are net of acquisition discounts of $484 million at December 31, 2006 and $579 million at December 31, 2005.

Notes to Consolidated Financial Statements (Continued)
(5) Investments in fixed maturity securities
     Investments in securities with fixed maturities as of December 31, 2006 and 2005 are shown below (in millions).

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses *	Value
December 31, 2006
Insurance and other:
U.S. Treasury, U.S. government corporations and agencies	$4,962	$12	$(14)	$4,960
States, municipalities and political subdivisions	2,967	71	(15)	3,023
Foreign governments	8,444	51	(79)	8,416
Corporate bonds and redeemable preferred stocks	5,468	1,467	(17)	6,918
Mortgage-backed securities	1,955	35	(7)	1,983

	$23,796	$1,636	$(132)	$25,300

Finance and financial products:
Corporate bonds	$305	$70	$—	$375
Mortgage-backed securities	1,134	32	(4)	1,162

	$1,439	$102	$(4)	$1,537

Mortgage-backed securities, held-to-maturity	$1,475	$153	$(1)	$1,627

*	Includes gross unrealized losses of $69 million related to securities that have been in an unrealized loss position for 12 months or more. Such losses are believed to be the result of general interest rate increases.

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2005
Insurance and other:
U.S. Treasury, U.S. government corporations and agencies	$7,660	$13	$(28)	$7,645
States, municipalities and political subdivisions	4,243	104	(14)	4,333
Foreign governments	6,884	105	(28)	6,961
Corporate bonds and redeemable preferred stocks	5,492	1,492	(15)	6,969
Mortgage-backed securities	1,472	45	(5)	1,512

	$25,751	$1,759	$(90)	$27,420

Finance and financial products:
U.S. Treasury and foreign governments	$114	$—	$—	$114
Corporate bonds	348	62	—	410
Mortgage-backed securities	1,425	44	(2)	1,467

	$1,887	$106	$(2)	$1,991

Mortgage-backed securities, held-to-maturity	$1,444	$181	$(1)	$1,624

     The amortized cost and estimated fair values of securities with fixed maturities at December 31, 2006 are summarized below by contractual maturity dates. Actual maturities will differ from contractual maturities because issuers of certain of the securities retain early call or prepayment rights. Amounts are in millions.

					Mortgage-backed
	Due 2007	Due 2008 - 2011	Due 2012 - 2016	Due after 2016	securities	Total
Amortized cost	$8,314	$9,099	$2,575	$2,158	$4,564	$26,710
Fair value	8,493	9,531	2,713	2,955	4,772	28,464
(6) Investments in equity securities
     Investments in equity securities are summarized below. Amounts are in millions.

	December 31,	December 31,
	2006	2005
Cost	$28,353	$21,339
Gross unrealized gains	33,217	25,892
Gross unrealized losses	(37)	(510)

Fair value	$61,533	$46,721

(7) Investment gains (losses)
     Investment gains (losses) are summarized below (in millions).

	2006	2005	2004
Fixed maturity securities —
Gross gains from sales and other disposals	$279	$792	$883
Gross losses from sales and other disposals	(9)	(23)	(63)
Equity securities —
Gross gains from sales and other disposals (1)	1,562	5,612	769
Gross losses from sales	(44)	(6)	(1)
Losses from other-than-temporary impairments	(142)	(114)	(19)
Life settlement contracts (2)	92	(82)	(207)
Other investments	73	17	274

	$1,811	$6,196	$1,636

     Net gains (losses) are reflected in the Consolidated Statements of Earnings as follows.

Insurance and other	$1,697	$5,728	$1,746
Finance and financial products	114	468	(110)

	$1,811	$6,196	$1,636

(1)	Gross gains from sales and other disposals of equity securities during 2005 includes a $5.0 billion gain on the exchange of The Gillette Company common shares for common shares of The Procter and Gamble Company.

(2)	The FASB issued Staff Position No. FTB 85-4-1, “Accounting for Life Settlement Contracts by Third-Party Investors” (“FTB 85-4-1”) in 2006, which provides guidance on the initial and subsequent measurement, financial statement presentation and disclosures for third-party investors in life settlement contracts. Berkshire adopted FTB 85-4-1 as of January 1, 2006, and recorded an after-tax gain of $180 million which is reflected as an increase in retained earnings. Berkshire elected to use the investment method whereby the initial transaction price plus all subsequent direct external costs paid to keep the policy in force are capitalized. Death benefits received are applied against the capitalized costs and the difference is recorded in earnings. Previously, life settlement contracts were valued at the cash surrender value of the underlying insurance policy. During the second quarter of 2006, certain life settlement contracts were disposed of for proceeds of approximately $330 million. Investments in life settlement contracts as of December 31, 2006 were insignificant.
(8) Goodwill
     A reconciliation of the change in the carrying value of goodwill for 2006 and 2005 is as follows (in millions).

	2006	2005
Balance at beginning of year	$23,644	$23,012
Goodwill related to MidAmerican as of January 1, 2006	4,156	—
Acquisitions of businesses and other	4,438	632

Balance at end of year	$32,238	$23,644

     The MidAmerican goodwill represents the consolidation of Berkshire’s investment in MidAmerican as of January 1, 2006. The increase in goodwill from business acquisitions and other primarily relates to the acquisitions of PacifiCorp and IMC.
(9) Inventories
     Inventories are comprised of the following (in millions):

	December 31,	December 31,
	2006	2005
Raw materials	$700	$657
Work in progress and other	402	271
Finished manufactured goods	1,817	1,217
Purchased goods	2,338	1,998

	$5,257	$4,143

(10) Property, plant and equipment
     Property, plant and equipment of insurance and other businesses is comprised of the following (in millions):

	Ranges of	December 31,	December 31,
	estimated useful life	2006	2005
Land	—	$548	$361
Buildings and improvements	3 – 40 years	3,203	2,623
Machinery and equipment	3 – 20 years	8,470	6,774
Furniture, fixtures and other	3 – 20 years	1,702	1,649

		13,923	11,407
Accumulated depreciation		(4,620)	(3,907)

		$9,303	$7,500

Notes to Consolidated Financial Statements (Continued)
(10) Property, plant and equipment (Continued)
     Property, plant and equipment of utilities and energy businesses is comprised of the following (in millions):

	Ranges of	December 31,	Pro Forma December 31,
	estimated useful life	2006	2005
Utility generation and distribution system	5-85 years	$27,687	$10,499
Interstate pipeline assets	3-67 years	5,329	5,322
Independent power plants and other assets	3-30 years	1,770	1,861
Construction in progress		1,969	847

		36,755	18,529
Accumulated depreciation and amortization		(12,716)	(6,614)

		$24,039	$11,915

     The utility generation and distribution system and interstate pipeline assets are the regulated assets of public utility and natural gas pipeline subsidiaries. At December 31, 2006 and December 31, 2005, accumulated depreciation and amortization related to regulated assets was $11.9 billion and $5.7 billion, respectively. Substantially all of the construction in progress at December 31, 2006 and December 31, 2005 related to the construction of regulated assets.
(11) Derivatives
     A summary of the fair value and gross notional value of open derivative contracts of finance and financial products businesses follows. Amounts are in millions.

	December 31, 2006			December 31, 2005
			Notional			Notional
	Assets	Liabilities	Value	Assets	Liabilities	Value
Credit default obligations	$—	$952	$2,510	$—	$1,609	$2,871
Equity options	16	2,463	21,396	35	1,592	14,488
Foreign currency forwards	—	23	1,057	12	243	13,760
Foreign currency options	40	36	1,094	117	241	2,072
Interest rate and foreign currency swaps	632	473	10,851	977	1,533	41,070
Interest rate options	13	13	3,085	164	347	12,033

	701	3,960		1,305	5,565
Adjustment for counterparty netting	(77)	(77)		(504)	(504)

Derivative contract assets and liabilities	$624	$3,883		$801	$5,061

     Berkshire utilizes derivatives in order to manage certain economic risks of its businesses as well as to assume specified amounts of market risk from others. The contracts summarized in the preceding table, with limited exceptions, are not designated as hedges for financial reporting purposes. Changes in the fair values of derivative assets and derivative liabilities that do not qualify as hedges are reported in the Consolidated Statements of Earnings as derivative gains/losses. Since January 2002, the operations of General Re Securities (“GRS”) have been in run-off. As of December 31, 2006, substantially all of GRS’s derivative risks (as measured by the gross notional value) that existed as of the commencement of the run-off have been liquidated.
     Master netting agreements are utilized to manage counterparty credit risk, where gains and losses are netted across other contracts with that counterparty. In addition, Berkshire may receive cash or securities from counterparties as collateral. Likewise, Berkshire may be required to post cash or securities as collateral with counterparties under similar circumstances. At December 31, 2006, Berkshire held collateral with a fair value of $338 million, including cash of $314 million to secure open contract assets. At December 31, 2006, Berkshire had posted no collateral with counterparties as security on contract liabilities. Berkshire may be required to post collateral to cover derivative liabilities in the event of a downgrade of its credit rating below specified levels. Assuming non-performance by all counterparties on all contracts potentially subject to a credit loss, the maximum potential receivable loss, net of collateral held, at December 31, 2006 approximated $274 million.
     Berkshire is also exposed to variations in the market prices of natural gas and electricity as a result of its regulated utility operations and uses derivative instruments, including forward purchases and sales, futures, swaps and options to manage these commodity price risks. Derivative instruments are recorded in the Consolidated Balance Sheets at fair value as either assets or liabilities unless they are designated as and qualify for normal purchases and normal sales exemptions under GAAP. The majority of these contracts are either probable of recovery in rates and therefore recorded as a regulatory net asset or liability or are accounted for as cash flow hedges and therefore recorded as accumulated other comprehensive income. Accordingly, amounts are generally not recognized in earnings until the contracts are settled.

(11) Derivatives (Continued)
     Fair values and gross notional values of open derivative contracts of utilities and energy businesses as of December 31, 2006 follow (in millions).

			Notional
	Assets	Liabilities	Value
Energy derivatives	$467	$740	*
Interest rate and foreign currency swaps	17	149	$2,123

	$484	$889

*	Notional values associated with commodity and weather-related derivatives are not presented due to the unique units of measure pertinent to such contracts. Notional values for commodity and weather contracts are not stated in terms of dollars.
(12) Unpaid losses and loss adjustment expenses
     The balances of unpaid losses and loss adjustment expenses are based upon estimates of the ultimate claim costs associated with property and casualty claim occurrences as of the balance sheet dates including estimates for incurred but not reported (“IBNR”) claims. Considerable judgment is required to evaluate claims and establish estimated claim liabilities.
     Supplemental data with respect to unpaid losses and loss adjustment expenses of property/casualty insurance subsidiaries is as follows (in millions).

	2006	2005	2004
Unpaid losses and loss adjustment expenses:
Gross liabilities at beginning of year	$48,034	$45,219	$45,393
Ceded losses and deferred charges at beginning of year	(5,200)	(5,132)	(5,684)

Net balance at beginning of year	42,834	40,087	39,709

Incurred losses recorded during the year:
Current accident year	13,680	15,839	13,043
All prior accident years	(612)	(357)	419

Total incurred losses	13,068	15,482	13,462

Payments during the year with respect to:
Current accident year	(5,510)	(5,514)	(4,746)
All prior accident years	(9,345)	(7,793)	(8,828)

Total payments	(14,855)	(13,307)	(13,574)

Unpaid losses and loss adjustment expenses:
Net balance at end of year	41,047	42,262	39,597
Ceded losses and deferred charges at end of year	4,833	5,200	5,132
Foreign currency translation adjustment	608	(728)	490
Acquisitions	1,124	1,300	—

Gross liabilities at end of year	$47,612	$48,034	$45,219

     Incurred losses “all prior accident years” reflects the amount of estimation error charged or credited to earnings in each calendar year with respect to the liabilities established as of the beginning of that year. The beginning of the year net loss and loss adjustment expense liability was reduced by $1,071 million in 2006, $743 million in 2005 and $119 million in 2004. In both 2005 and 2006, the reductions in loss estimates for occurrences in prior years were primarily due to lower than expected frequencies and severities on reported and settled claims in the primary private passenger and commercial auto lines and lower than expected general liability losses. In 2006 and 2005, developed frequencies were generally more favorable than originally expected, particularly for liability coverages and claim severity increases were generally less than originally estimated. In addition, in 2006 prior years loss estimates were reduced for certain casualty reinsurance claims as a result of lower than expected losses reported during the year. Accident year loss estimates are regularly adjusted to consider emerging loss development patterns of prior years losses, whether favorable or unfavorable.
     Prior accident years incurred losses also include amortization of deferred charges related to retroactive reinsurance contracts incepting prior to the beginning of the year. Amortization charges included in prior accident years losses were $358 million in 2006, $294 million in 2005 and $451 million in 2004. Certain workers’ compensation reserves are discounted. Net discounted liabilities at December 31, 2006 and 2005 were $2,705 million and $2,434 million, respectively, reflecting net discounts of $2,793 million and $2,798 million, respectively. Periodic accretions of these discounts are also a component of prior years losses incurred. The accretion of discounted liabilities was approximately $101 million in 2006, $92 million in 2005 and $87 million in 2004.
     Berkshire’s insurance subsidiaries are exposed to environmental, asbestos and other latent injury claims arising from insurance and reinsurance contracts. Loss reserve estimates for environmental and asbestos exposures include case basis reserves and also reflect reserves for legal and other loss adjustment expenses and IBNR reserves. IBNR reserves are determined based upon Berkshire’s historic general liability exposure base and policy language, previous environmental loss experience and the assessment of current trends of environmental law, environmental cleanup costs, asbestos liability law and judgmental settlements of asbestos liabilities.
     The liabilities for environmental, asbestos and latent injury claims and claims expenses net of reinsurance recoverables were approximately $5.1 billion at December 31, 2006 and $5.4 billion at December 31, 2005. These liabilities include $3.8 billion at December 31, 2006 and $4.0 billion at December 31, 2005, of liabilities assumed under retroactive reinsurance contracts. Liabilities

Notes to Consolidated Financial Statements (Continued)
(12) Unpaid losses and loss adjustment expenses (Continued)
arising from retroactive contracts with exposure to claims of this nature are generally subject to aggregate policy limits. Thus, Berkshire’s exposure to environmental and latent injury claims under these contracts is, likewise, limited. Berkshire monitors evolving case law and its effect on environmental and latent injury claims. Changing government regulations, newly identified toxins, newly reported claims, new theories of liability, new contract interpretations and other factors could result in significant increases in these liabilities. Such development could be material to Berkshire’s results of operations. It is not possible to reliably estimate the amount of additional net loss or the range of net loss that is reasonably possible.
(13) Notes payable and other borrowings
     Notes payable and other borrowings of Berkshire and its subsidiaries are summarized below. Amounts are in millions.

	December 31,	December 31,
	2006	2005
Insurance and other:
Issued by parent company due 2007-2033	$894	$992
Issued by subsidiaries and guaranteed by Berkshire:
Commercial paper and other short-term borrowings	1,355	1,381
Other debt due 2009-2035	240	315
Issued by subsidiaries and not guaranteed by Berkshire due 2007-2041	1,209	895

	$3,698	$3,583

Utilities and energy *:
Issued by MidAmerican and its subsidiaries and not guaranteed by Berkshire:
MidAmerican senior unsecured debt due 2007-2036	$4,479	$2,776
Operating subsidiary and project debt due 2007-2036	12,014	7,169
Other	453	351

	$16,946	$10,296

Finance and financial products:
Issued by Berkshire Hathaway Finance Corporation and guaranteed by Berkshire:
Notes due 2007	$700	$700
Notes due 2008	3,098	3,095
Notes due 2010	1,994	1,992
Notes due 2012-2015	3,039	3,038
Issued by other subsidiaries and guaranteed by Berkshire due 2007-2027	398	417
Issued by other subsidiaries and not guaranteed by Berkshire due 2007-2030	2,732	1,626

	$11,961	$10,868

*	Amounts as of December 31, 2005 are pro forma.
     Parent company debt includes several individual investment agreement borrowings under which Berkshire is required to periodically pay interest over the contract terms. The weighted average interest rate on amounts outstanding as of December 31, 2006 was 3.2%. Under certain conditions, principal amounts may be redeemed without premium prior to the contractual maturity date at the option of the counterparties. Parent company debt also includes $334 million principal amount of senior notes associated with SQUARZ securities issued in 2002. When issued, each SQUARZ security consisted of a 3% senior note due in November 2007 together with a warrant which expires in May 2007. The warrant permits each holder the right to purchase either 0.1116 shares of Class A common stock (effectively at $89,606 per share) or 3.3480 shares of Class B common stock (effectively at $2,987 per share) for $10,000. A warrant premium is payable to Berkshire at an annual rate of 3.75%.
     Commercial paper and other short-term borrowings are utilized by certain subsidiaries as part of normal operations. Weighted average interest rates as of December 31, 2006 and 2005 were 5.4% and 4.4%, respectively. Berkshire subsidiaries have approximately $4.2 billion of available unused lines of credit and commercial paper capacity to support their short-term borrowing programs and provide additional liquidity.
     Operating subsidiary and project debt of utilities and energy businesses represents amounts issued by subsidiaries of MidAmerican pursuant to separate project financing agreements. All or substantially all of the assets of certain utility subsidiaries are or may be pledged or encumbered to support or otherwise provide security. These borrowing arrangements generally contain various covenants including, but not limited to, leverage ratios, interest coverage ratios and debt service coverage ratios. As of December 31, 2006, MidAmerican and its subsidiaries were in compliance with all applicable covenants.

(13) Notes payable and other borrowings (Continued)
     Berkshire Hathaway Finance Corporation (“BHFC”), a wholly-owned subsidiary of Berkshire, issued senior notes at various times during the three years ending December 31, 2005. The proceeds were used in the financing of manufactured housing loan originations and portfolio acquisitions of Clayton Homes. During the fourth quarter of 2006, Clayton Homes borrowed approximately $1.3 billion whereby all principal and interest collected under certain manufactured housing loan portfolios, together with any repurchased principal on such loans will be used to pay the principal and interest on these borrowings. The expected weighted average life of the borrowings is approximately eight years. The proceeds from these borrowings which are not guaranteed by Berkshire will be used to repay certain debt of BHFC.
     Generally, Berkshire’s guarantee of a subsidiary’s debt obligation is an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all present and future payment obligations of the issuer.
     Principal payments expected during the next five years are as follows (in millions).

	2007	2008	2009	2010	2011
Insurance and other	$2,229	$13	$295	$61	$10
Utilities and energy	1,655	1,975	431	136	1,139
Finance and financial products	1,271	3,645	213	2,172	131

	$5,155	$5,633	$939	$2,369	$1,280

(14) Income taxes
     The liability for income taxes as of December 31, 2006 and 2005 as reflected in the accompanying Consolidated Balance Sheets is as follows (in millions).

	2006	2005
Payable currently	$189	$258
Deferred	18,271	11,994

	$18,460	$12,252

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are shown below (in millions).

	2006	2005
Deferred tax liabilities:
Investments — unrealized appreciation; basis differences	$14,520	$11,882
Deferred charges reinsurance assumed	687	828
Property, plant and equipment	4,775	1,202
Other	2,591	1,165

	22,573	15,077

Deferred tax assets:
Unpaid losses and loss adjustment expenses	(681)	(867)
Unearned premiums	(443)	(403)
Accrued liabilities	(1,335)	(815)
Other	(1,843)	(998)

	(4,302)	(3,083)

Net deferred tax liability	$18,271	$11,994

     Deferred income taxes have not been established with respect to undistributed earnings of certain foreign subsidiaries. Earnings expected to remain reinvested indefinitely was approximately $1,762 million as of December 31, 2006. Upon distribution as dividends or otherwise, such amounts would be subject to taxation in the United States as well as foreign countries. However, U.S. income tax liabilities could be offset, in whole or in part, by tax credits allowable from taxes paid to foreign jurisdictions. Determination of the potential net tax due is impracticable due to the complexities of hypothetical calculations involving uncertain timing and amounts of taxable income and the effects of multiple taxing jurisdictions.
     The Consolidated Statements of Earnings reflect charges for income taxes as shown below (in millions).

	2006	2005	2004
Federal	$4,752	$3,736	$3,313
State	153	129	108
Foreign	600	294	148

	$5,505	$4,159	$3,569

Current	$5,030	$2,057	$3,746
Deferred	475	2,102	(177)

	$5,505	$4,159	$3,569

Notes to Consolidated Financial Statements (Continued)
(14) Income taxes (Continued)
     Berkshire and its subsidiaries’ income tax returns are continuously under audit by Federal and various local and international taxing authorities. Berkshire’s consolidated Federal income tax return liabilities have been settled with the Internal Revenue Service through 1998. Berkshire has received approximately $50 million in income tax refunds and interest with respect to certain issues in its Federal income tax returns dating back to 1988 that were litigated and for which a favorable ruling from the U.S. District Court was received in the fourth quarter of 2005. Berkshire does not currently believe that the impact of potential future audit adjustments will have a material effect on its Consolidated Financial Statements.
     Charges for income taxes are reconciled to hypothetical amounts computed at the U.S. Federal statutory rate in the table shown below (in millions).

	2006	2005	2004
Earnings before income taxes	$16,778	$12,791	$10,936

Hypothetical amounts applicable to above computed at the Federal statutory rate	$5,872	$4,477	$3,828

Tax effects resulting from:
Tax-exempt interest income	(44)	(65)	(59)
Dividends received deduction	(224)	(133)	(116)
Net earnings of MidAmerican	—	(183)	(83)
State income taxes, less Federal income tax benefit	99	84	70
Foreign rate differences	(45)	56	(41)
Other differences, net	(153)	(77)	(30)

Total income taxes	$5,505	$4,159	$3,569

(15) Dividend restrictions — Insurance subsidiaries
     Payments of dividends by insurance subsidiaries are restricted by insurance statutes and regulations. Without prior regulatory approval, insurance subsidiaries may declare up to approximately $6.4 billion as ordinary dividends before the end of 2007.
     Combined shareholders’ equity of U.S. based property/casualty insurance subsidiaries determined pursuant to statutory accounting rules (Statutory Surplus as Regards Policyholders) was approximately $59 billion at December 31, 2006 and $52 billion at December 31, 2005.
     Statutory surplus differs from the corresponding amount determined on the basis of GAAP. The major differences between statutory basis accounting and GAAP are that deferred charges reinsurance assumed, deferred policy acquisition costs, unrealized gains and losses on investments in fixed maturity securities and related deferred income taxes are recognized under GAAP but not for statutory reporting purposes. In addition, statutory accounting for goodwill of acquired businesses requires amortization of goodwill over 10 years, whereas under GAAP, goodwill is subject to periodic tests for impairment.
(16) Fair values of financial instruments
     The estimated fair values of Berkshire’s financial instruments as of December 31, 2006 and 2005 are as follows (in millions).

	Carrying Value		Fair Value
	2006	2005	2006	2005
Insurance and other:
Investments in fixed maturity securities	$25,300	$27,420	$25,300	$27,420
Investments in equity securities	61,533	46,721	61,533	46,721
Notes payable and other borrowings	3,698	3,583	3,815	3,653
Finance and financial products:
Investments in fixed maturity securities	3,012	3,435	3,164	3,615
Derivative contract assets (a)	624	801	624	801
Loans and finance receivables	11,498	11,087	11,862	11,370
Notes payable and other borrowings	11,961	10,868	11,787	10,865
Derivative contract liabilities	3,883	5,061	3,883	5,061
Utilities and energy:
Investments (a)	1,046	—	1,041	—
Derivative contract assets (a)	484	—	484	—
Notes payable and other borrowings	16,946	—	17,789	—
Derivative contract liabilities (b)	889	—	889	—

(a)	Included in Other assets

(b)	Included in Accounts payable, accruals and other liabilities
     In determining fair value of financial instruments, Berkshire used quoted market prices when available. For instruments where quoted market prices were not available, independent pricing services or appraisals by Berkshire’s management were used. Those

(16) Fair values of financial instruments (Continued)
services and appraisals reflected the estimated present values utilizing current risk adjusted market rates of similar instruments. The carrying values of cash and cash equivalents, accounts receivable and payable, other accruals, securities sold under agreements to repurchase and other liabilities are deemed to be reasonable estimates of their fair values.
     Considerable judgment is necessarily required in interpreting market data used to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value.
(17) Common stock
     Changes in issued and outstanding Berkshire common stock during the three years ended December 31, 2006 are shown in the table below.

	Class A Common, $5 Par Value	Class B Common, $0.1667 Par Value
	(1,650,000 shares authorized)	(55,000,000 shares authorized)
	Shares Issued and	Shares Issued and
	Outstanding	Outstanding
Balance December 31, 2003	1,282,979	7,609,543
Conversions of Class A common stock to Class B common stock and other	(14,196)	489,632

Balance December 31, 2004	1,268,783	8,099,175
Conversions of Class A common stock to Class B common stock and other	(7,863)	294,908

Balance December 31, 2005	1,260,920	8,394,083
Conversions of Class A common stock to Class B common stock and other	(143,352)	4,358,348

Balance December 31, 2006	1,117,568	12,752,431

     Each share of Class B common stock has dividend and distribution rights equal to one-thirtieth (1/30) of such rights of a Class A share. Accordingly, on an equivalent Class A common stock basis there are 1,542,649 shares outstanding as of December 31, 2006 and 1,540,723 shares as of December 31, 2005.
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
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize in its statement of financial position the over-funded or under-funded status of a defined benefit postretirement plan. SFAS No. 158 also requires entities to recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period, but are not recognized as components of net periodic benefit cost of the period pursuant to SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” Berkshire adopted the recognition and related disclosure provisions of SFAS No. 158 as of December 31, 2006. The incremental impact to the accompanying Consolidated Balance Sheet of such adoption is as follows (in millions).

	Before		After
	SFAS No. 158	Adjustments	SFAS No. 158
Other assets (1)	$17,086	$(322)	$16,764
Total assets	248,759	(322)	248,437
Accounts payable, accruals and other liabilities (2)	20,465	135	20,600
Income taxes, principally deferred	18,614	(154)	18,460
Total liabilities	137,775	(19)	137,756
Accumulated other comprehensive income	23,280	(303)	22,977
Total shareholders’ equity	108,722	(303)	108,419
Total liabilities and shareholders’ equity	248,759	(322)	248,437

(1)	Consists of $126 million related to Insurance and Other and ($448) million related to Utilities and Energy businesses.

(2)	Consists of $30 million related to Insurance and Other and $105 million related to Utilities and Energy businesses.

Notes to Consolidated Financial Statements (Continued)
(18) Pension plans (Continued)
     The components of net periodic pension expense for each of the three years ending December 31, 2006 are as follows (in millions).

	2006	2005	2004
Service cost	$199	$113	$109
Interest cost	390	190	189
Expected return on plan assets	(393)	(186)	(171)
Curtailment gain	—	—	(70)
Net amortization, deferral and other	67	9	13

Net pension expense	$263	$126	$70

     In 2004, a Berkshire subsidiary amended its defined benefit plan to freeze benefits. Such an event is considered a curtailment and the curtailment gain included in the table above represents the elimination of projected plan benefits and the recognition of unamortized prior service costs and actuarial losses as of the amendment date.
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

	2006	2005
Projected benefit obligation, beginning of year	$3,602	$3,293
Service cost	199	113
Interest cost	390	190
Benefits paid	(370)	(171)
Consolidation of MidAmerican	2,237	—
Business acquisitions	1,519	—
Actuarial loss and other	349	177

Projected benefit obligation, end of year	$7,926	$3,602

Accumulated benefit obligation, end of year	$7,056	$3,228

     Benefit obligations under qualified U.S. defined benefit plans are funded through assets held in trusts and are not included as assets in Berkshire’s Consolidated Financial Statements. Pension obligations under certain non-U.S. plans and non-qualified U.S. plans are unfunded. As of December 31, 2006, projected benefit obligations of non-qualified U.S. plans and non-U.S. plans which are not funded through assets held in trusts were $569 million. A reconciliation of the changes in plan assets and a summary of plan assets held as of December 31, 2006 and 2005 is presented in the table that follows (in millions).

	2006	2005

Plan assets at fair value, beginning of year	$3,101	$3,039
Employer contributions	228	104
Benefits paid	(370)	(171)
Actual return on plan assets	612	119
Consolidation of MidAmerican	2,238	—
Business acquisitions	967	—
Other and expenses	16	10

Plan assets at fair value, end of year	$6,792	$3,101

Cash and equivalents	$818	$942
U.S. Government obligations	554	1,103
Mortgage-backed securities	602	259
Corporate obligations	963	382
Equity securities	3,440	391
Other	415	24

	$6,792	$3,101

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
     The total net deficit status for plans (including unfunded plans) with accumulated benefit obligations in excess of plan assets was $836 million and $589 million as of December 31, 2006 and 2005, respectively. Expected contributions to defined benefit pension plans during 2007 are estimated to be $248 million.

(18) Pension plans (Continued)
     Benefit payments over the next ten years, which reflect expected future service as appropriate, are expected to be paid as follows (in millions): 2007 — $390; 2008 — $399; 2009 — $411; 2010 — $414; 2011 — $432; and 2012 to 2016 — $2,456.
     Weighted average interest rate assumptions used in determining projected benefit obligations were as follows. These rates are substantially the same as the weighted average rates used in determining the net periodic pension expense.

	2006	2005
Discount rate	5.7	5.7
Expected long-term rate of return on plan assets	6.9	6.4
Rate of compensation increase	4.4	4.4
     Many Berkshire subsidiaries sponsor defined contribution retirement plans, such as 401(k) or profit sharing plans. Employee contributions to the plans are subject to regulatory limitations and the specific plan provisions. Berkshire subsidiaries may match these contributions up to levels specified in the plans, and may make additional discretionary contributions as determined by management. The total expenses related to employer contributions for these plans were $498 million, $395 million and $338 million for the years ended December 31, 2006, 2005 and 2004, respectively.
(19) Supplemental cash flow information
     A summary of supplemental cash flow information for each of the three years ending December 31, 2006 is presented in the following table (in millions).

	2006	2005	2004
Cash paid during the year for:
Income taxes	$4,959	$2,695	$2,674
Interest of finance and financial products businesses	514	484	495
Interest of utilities and energy businesses	937	—	—
Interest of insurance and other businesses	195	149	146
Non-cash investing and financing activities:
Liabilities assumed in connection with acquisitions of businesses	12,727	2,163	72
Fixed maturity securities sold offset by decrease in directly related repurchase agreements	460	4,693	2,075
Value of equity securities and warrants exchanged for equity securities	—	5,877	585
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

Business Identity	Business Activity
GEICO	Underwriting private passenger automobile insurance mainly by direct response methods

General Re	Underwriting excess-of-loss, quota-share and facultative reinsurance worldwide

Berkshire Hathaway Reinsurance Group	Underwriting excess-of-loss and quota-share reinsurance for property and casualty insurers and reinsurers

Berkshire Hathaway Primary Group	Underwriting multiple lines of property and casualty insurance policies for primarily commercial accounts

BH Finance, Clayton Homes, XTRA, CORT and other financial services (“Finance and financial products”)	Proprietary investing, manufactured housing and related consumer financing, transportation equipment leasing, furniture leasing, life annuities and risk management products

McLane Company	Wholesale distribution of groceries and non-food items

MidAmerican	Regulated electric and gas utility, including power generation and distribution activities in the U.S. and internationally; domestic real estate brokerage

Shaw Industries	Manufacturing and distribution of carpet and floor coverings under a variety of brand names

Notes to Consolidated Financial Statements (Continued)
(20) Business segment data
     Other businesses not specifically identified with reportable business segments consist of a large, diverse group of manufacturing, service and retailing businesses.

Manufacturing	Acme Building Brands, Benjamin Moore, H.H. Brown Shoe Group, CTB, Fechheimer Brothers, Forest River, Fruit of the Loom, Garan, ISCAR, Johns Manville, Justin Brands, Larson-Juhl, MiTek, Russell and Scott Fetzer

Service	Buffalo News, Business Wire, FlightSafety, International Dairy Queen, Pampered Chef and NetJets

Retailing	Ben Bridge Jeweler, Borsheim’s, Helzberg Diamond Shops, Jordan’s Furniture, Nebraska Furniture Mart, See’s, Star Furniture and R.C. Willey
     A disaggregation of Berkshire’s consolidated data for each of the three most recent years is presented in the tables which follow on this and the following page. Amounts are in millions.

				Earnings (loss) before taxes
Operating Businesses:	Revenues			and minority interests
Insurance group:	2006	2005	2004	2006	2005	2004
Premiums earned:
GEICO	$11,055	$10,101	$8,915	$1,314	$1,221	$970
General Re	6,075	6,435	7,245	526	(334)	3
Berkshire Hathaway Reinsurance Group	4,976	3,963	3,714	1,658	(1,069)	417
Berkshire Hathaway Primary Group	1,858	1,498	1,211	340	235	161
Investment income	4,347	3,501	2,842	4,316	3,480	2,824

Total insurance group	28,311	25,498	23,927	8,154	3,533	4,375

Finance and financial products *	5,124	4,559	3,774	1,157	822	584
McLane Company	25,693	24,074	23,373	229	217	228
MidAmerican	10,644	—	—	1,476	—	—
Shaw Industries	5,834	5,723	5,174	594	485	466
Other businesses	21,133	17,099	15,595	2,703	1,921	1,787

	96,739	76,953	71,843	14,313	6,978	7,440

Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses *	2,635	5,494	3,496	2,635	5,494	3,489
Equity in earnings of MidAmerican	—	—	—	—	523	237
Interest expense, not allocated to segments	—	—	—	(76)	(72)	(92)
Eliminations and other	(835)	(784)	(957)	(94)	(132)	(138)

	$98,539	$81,663	$74,382	$16,778	$12,791	$10,936

*	Investment and derivative gains/losses exclude derivative losses of GRS of $86 million and $25 million in 2005 and 2004, respectively. The GRS derivative losses have been included in the results of the finance and financial products segment.

				Depreciation
	Capital expenditures *			of tangible assets
Operating Businesses:	2006	2005	2004	2006	2005	2004
Insurance group	$65	$60	$52	$64	$62	$52
Finance and financial products	334	354	373	230	221	213
McLane Company	193	125	136	94	96	107
MidAmerican	2,423	—	—	949	—	—
Shaw Industries	189	209	125	134	113	99
Other businesses	1,367	1,447	592	595	490	470

	$4,571	$2,195	$1,278	$2,066	$982	$941

*	Excludes capital expenditures which were part of business acquisitions.

(20) Business segment data (Continued)

	Goodwill		Identifiable assets
	at year-end		at year-end
Operating Businesses:	2006	2005	2006	2005
Insurance group:
GEICO	$1,370	$1,370	$18,544	$18,262
General Re	13,532	13,476	31,114	30,564
Berkshire Hathaway Reinsurance and Primary Groups	465	290	85,972	78,770

Total insurance group	15,367	15,136	135,630	127,596

Finance and financial products	1,012	951	23,599	23,573
McLane Company	158	158	2,986	2,803
MidAmerican	5,548	—	30,942	—
Shaw Industries	2,228	2,228	2,776	2,718
Other businesses	7,925	5,171	17,571	12,418

	$32,238	$23,644	213,504	169,108

Reconciliation of segments to consolidated amount:
Corporate and other			2,695	1,448
Investments in MidAmerican Energy Holdings Company			—	4,125
Goodwill			32,238	23,644

			$248,437	$198,325

     Insurance premiums written by geographic region (based upon the domicile of the insured or reinsured) are summarized below. Dollars are in millions.

	Property/Casualty			Life/Health
	2006	2005	2004	2006	2005	2004
United States	$19,195	$16,228	$14,886	$1,073	$1,147	$1,040
Western Europe	2,576	2,643	3,533	628	578	361
All other	638	760	587	667	578	621

	$22,409	$19,631	$19,006	$2,368	$2,303	$2,022

     Consolidated sales and service revenues in 2006, 2005 and 2004 were $51.8 billion, $46.1 billion and $43.2 billion, respectively. Over 90% of such amounts in each year were in the United States with the remainder primarily in Canada and Europe. In 2006, consolidated sales and service revenues included $9.6 billion of sales to Wal-Mart Stores, Inc. which were primarily related to McLane’s wholesale distribution business.
     Premiums written and earned by Berkshire’s property/casualty and life/health insurance businesses are summarized below. Dollars are in millions.

	Property/Casualty			Life/Health
	2006	2005	2004	2006	2005	2004
Premiums Written:
Direct	$15,729	$13,582	$11,483
Assumed	7,224	6,788	8,039	$2,476	$2,400	$2,775
Ceded	(544)	(739)	(516)	(108)	(97)	(753)

	$22,409	$19,631	$19,006	$2,368	$2,303	$2,022

Premiums Earned:
Direct	$15,453	$13,287	$11,301
Assumed	6,746	7,114	8,278	$2,471	$2,387	$2,769
Ceded	(599)	(699)	(509)	(107)	(92)	(754)

	$21,600	$19,702	$19,070	$2,364	$2,295	$2,015

Notes to Consolidated Financial Statements (Continued)
(21) Contingencies and Commitments
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
     a) Governmental Investigations
     Berkshire, General Re Corporation (“General Re”) and certain of Berkshire’s insurance subsidiaries, including General Reinsurance Corporation (“General Reinsurance”) and National Indemnity Company (“NICO”) have been continuing to cooperate fully with the U.S. Securities and Exchange Commission (“SEC”), the U.S. Department of Justice, the U.S. Attorney for the Eastern District of Virginia and the New York State Attorney General (“NYAG”) in their ongoing investigations of non-traditional products. General Re originally received subpoenas from the SEC and NYAG in January 2005. Berkshire, General Re, General Reinsurance and NICO have been providing information to the government relating to transactions between General Reinsurance or NICO (or their respective subsidiaries or affiliates) and other insurers in response to the January 2005 subpoenas and related requests and, in the case of General Reinsurance (or its subsidiaries or affiliates), in response to subpoenas from other U.S. Attorneys conducting investigations relating to certain of these transactions. In particular, Berkshire and General Re have been responding to requests from the government for information relating to certain transactions that may have been accounted for incorrectly by counterparties of General Reinsurance (or its subsidiaries or affiliates). Berkshire understands that the government is evaluating the actions of General Re and its subsidiaries, as well as those of their counterparties, to determine whether General Re or its subsidiaries conspired with others to misstate counterparty financial statements or aided and abetted such misstatements by the counterparties. The government has interviewed a number of current and former officers and employees of General Re and General Reinsurance as well as Berkshire’s Chairman and CEO, Warren E. Buffett, in connection with these investigations.
     In one case, a transaction initially effected with American International Group (“AIG”) in late 2000 (the “AIG Transaction”), AIG has corrected its prior accounting for the transaction on the grounds, as stated in AIG’s 2004 10-K, that the transaction was done to accomplish a desired accounting result and did not entail sufficient qualifying risk transfer to support reinsurance accounting. General Reinsurance has been named in related civil actions brought against AIG, as described below. As part of their ongoing investigations, governmental authorities have also inquired about the accounting by certain of Berkshire’s insurance subsidiaries for certain assumed and ceded finite reinsurance transactions.
     In June 2005, John Houldsworth, the former Chief Executive Officer of Cologne Reinsurance Company (Dublin) Limited (“CRD”), a subsidiary of General Re, and Richard Napier, a former Senior Vice President of General Re who had served as an account representative for the AIG account, each pleaded guilty to a federal criminal charge of conspiring with others to misstate certain AIG financial statements in connection with the AIG Transaction and entered into a partial settlement agreement with the SEC with respect to such matters. In addition, Ronald Ferguson, General Re’s former Chief Executive Officer, Elizabeth Monrad, General Re’s former Chief Financial Officer, Christopher Garand, a former General Reinsurance Senior Vice President and Robert Graham, a former General Reinsurance Senior Vice President and Assistant General Counsel — are awaiting trial in the U.S. District Court for the District of Connecticut on charges of conspiracy to violate securities laws and to commit mail fraud, securities fraud, making false statements to the SEC and mail fraud in connection with the AIG Transaction. The trial is currently set for December 2007. Each has pleaded not guilty to all charges. Each of these individuals, who had previously received a “Wells” notice in 2005 from the SEC, is also the subject of an SEC enforcement action for allegedly aiding and abetting AIG’s violations of the antifraud provisions and other provisions of the federal securities laws in connection with the AIG Transaction. The SEC case is presently stayed. Joseph Brandon, the Chief Executive Officer of General Re, also received a “Wells” notice from the SEC in 2005.
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
     In November 2006, two subsidiaries of General Re, General Reinsurance UK Limited (“Gen Re UK”) and Kolnische Ruckversicherungs-Gesellschaft AG (“Cologne Re”), entered into a settlement agreement with the Financial Services Authority (“FSA”) with respect to the FSA’s previously disclosed investigation of the role of these entities in certain transactions that were alleged to involve no or insufficient risk transfer to be treated for accounting and regulatory purposes as reinsurance. Pursuant to the settlement agreement, Gen Re UK paid the FSA a penalty of $2.3 million.
     Cologne Re is also cooperating fully with requests for information and orders to produce documents from the German Federal Financial Supervisory Authority (the “BaFin”) regarding the activities of Cologne Re relating to “finite reinsurance” and regarding transactions between Cologne Re or its subsidiaries, including CRD, and certain counterparties. In particular, Cologne Re is cooperating fully with a BaFin order to produce documents received on October 24, 2006. The order stated that it is part of the BaFin’s continuing investigation into financial reinsurance agreements and that Cologne Re, and possibly one or more of its senior executives, is suspected of violating legal provisions in regard to such agreements.

(21) Contingencies and Commitments (Continued)
     In April 2005, the Australian Prudential Regulation Authority (“APRA”) announced an investigation involving financial or finite reinsurance transactions by General Reinsurance Australia Limited (“GRA”), a subsidiary of General Reinsurance. An inspector was appointed by APRA under section 52 of the Insurance Act 1973 to conduct an investigation of GRA’s financial or finite reinsurance business. GRA and General Reinsurance have cooperated fully with this investigation. The inspector has submitted its final investigative report to APRA.
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
     Berkshire cannot at this time predict the outcome of these matters and is unable to estimate a range of possible loss and cannot predict whether or not the outcomes will have a material adverse effect on Berkshire’s business or results of operations for at least the quarterly period when these matters are completed or otherwise resolved.
     b) Civil Litigation
     Litigation Related to ROA
     General Reinsurance and several current and former employees, along with numerous other defendants, have been sued in thirteen federal lawsuits involving Reciprocal of America (“ROA”) and related entities. Nine are putative class actions initiated by doctors, hospitals and lawyers that purchased insurance through ROA or certain of its Tennessee-based risk retention groups. ROA was a Virginia-based reciprocal insurer and reinsurer of physician, hospital and lawyer professional liability risks. These complaints seek compensatory, treble, and punitive damages in an amount plaintiffs contend is just and reasonable. General Reinsurance is also subject to actions brought by the Virginia Commissioner of Insurance, as Deputy Receiver of ROA, the Tennessee Commissioner of Insurance, as Receiver for purposes of liquidating three Tennessee risk retention groups, a state lawsuit filed by a Missouri-based hospital group that was removed to federal court and another state lawsuit filed by an Alabama doctor that was also removed to federal court. The first of these actions was filed in March 2003 and additional actions were filed in April 2003 through June 2006. In the action filed by the Virginia Commissioner of Insurance, the Commissioner asserts in several of its claims that the alleged damages are believed to exceed $200 million in the aggregate as against all defendants. All of these cases are collectively assigned to the U.S. District Court for the Western District of Tennessee for pretrial proceedings. General Reinsurance filed motions to dismiss all of the claims against it in these cases and, in June 2006, the court granted General Reinsurance’s motion to dismiss the complaints of the Virginia and Tennessee receivers. The court granted the Tennessee receiver leave to amend her complaint, and the Tennessee receiver filed her amended complaint on August 7, 2006. General Reinsurance has filed a motion to dismiss the amended complaint in its entirety and awaits a ruling by the court. The Virginia receiver has moved for reconsideration of the dismissal and for leave to amend his complaint. General Reinsurance has filed its opposition to that motion and awaits a ruling by the court. In September 2006, the court also dismissed the complaint filed by the Missouri-based hospital group. The Missouri-based hospital group has filed a motion for reconsideration of the dismissal and for leave to file an amended complaint. General Reinsurance has filed its opposition to that motion and awaits a ruling by the court. The court has also not yet ruled on General Reinsurance’s motions to dismiss the complaints of the other plaintiffs. The parties have commenced discovery.
     In December 2006, General Reinsurance entered into settlement agreements with respect to two lawsuits filed in Alabama state courts that related to ROA and related entities, and these lawsuits have been dismissed.
     Actions related to AIG
     General Reinsurance is a defendant in In re American International Group Securities Litigation, Case No. 04-CV-8141-(LTS), United States District Court, Southern District of New York, a putative class action asserted on behalf of investors who purchased publicly-traded securities of AIG between October 1999 and March 2005. The complaint, originally filed in April 2005, asserts various claims against AIG and certain of its officers, directors, investment banks and other parties, including Messrs. Ferguson, Napier and Houldsworth (whom the Complaint defines, together with General Reinsurance, as the “General Re Defendants”). The Complaint alleges that the General Re Defendants violated Section 10(b) of the Securities Exchange Act and Rule 10b-5 in connection with the AIG Transaction. The Complaint seeks damages and other relief in unspecified amounts. General Reinsurance has answered the Complaint, denying liability and asserting various affirmative defenses. Document production has begun, but no other discovery has taken place. No trial date has been scheduled.
     A member of the putative class in the litigation described in the preceding paragraph has asserted similar claims against General Re and Mr. Ferguson in a separate complaint, Florida State Board of Administration v. General Re Corporation, et al., Case No. 06-CV-3967, United States District Court, Southern District of New York. The claims against General Re and Mr. Ferguson closely resemble those asserted in the class action. The complaint does not specify the amount of damages sought. General Re has answered the Complaint, denying liability and asserting various affirmative defenses. No trial date has been established. The parties are coordinating discovery and other proceedings among this action, a similar action filed by the same plaintiff against AIG and others, the class action described in the preceding paragraph, and the shareholder derivative actions described in the next paragraph.

Notes to Consolidated Financial Statements (Continued)
(21) Contingencies and Commitments (Continued)
     On July 27, 2005, General Reinsurance received a Summons and a Verified and Amended Shareholder Derivative Complaint in In re American International Group, Inc. Derivative Litigation, Case No. 04-CV-08406, United States District Court, Southern District of New York. The complaint, brought by several alleged shareholders of AIG, seeks damages, injunctive and declaratory relief against various officers and directors of AIG as well as a variety of individuals and entities with whom AIG did business, relating to a wide variety of allegedly wrongful practices by AIG. The allegations relating to General Reinsurance focus on the AIG Transaction, and the complaint purports to assert causes of action in connection with that transaction for aiding and abetting other defendants’ breaches of fiduciary duty and for unjust enrichment. The complaint does not specify the amount of damages or the nature of any other relief sought. In August 2005, General Reinsurance received a Summons and First Amended Consolidated Shareholders’ Derivative Complaint in In re American International Group, Inc. Consolidated Derivative Litigation, Case No. 769-N, Delaware Chancery Court. The claims asserted in the Delaware complaint are substantially similar to those asserted in the New York derivative complaint, except that the Delaware complaint makes clear that the plaintiffs are asserting claims against both General Reinsurance and General Re. Proceedings in both the New York derivative suit and the Delaware derivative suit are stayed until March 14, 2007.
     FAI/HIH Matter
     In December 2003, the Liquidators of both FAI Insurance Limited (“FAI”) and HIH Insurance Limited (“HIH”) advised GRA and Cologne Re that they intended to assert claims arising from insurance transactions GRA entered into with FAI in May and June 1998. In August 2004, the Liquidators filed claims in the Supreme Court of New South Wales in order to avoid the expiration of a statute of limitations for certain plaintiffs. The focus of the Liquidators’ allegations against GRA and Cologne Re are the 1998 transactions GRA entered into with FAI (which was acquired by HIH in 1999). The Liquidators contend, among other things, that GRA and Cologne Re engaged in deceptive conduct that assisted FAI in improperly accounting for such transactions as reinsurance, and that such deception led to HIH’s acquisition of FAI and caused various losses to FAI and HIH. The Liquidator of HIH served its Complaint on GRA and Cologne Re in June 2006. The FAI Liquidator has until March 30, 2007 to serve his complaint on GRA and Cologne Re.
     Insurance Brokerage Antitrust Litigation
     Berkshire, General Re and General Reinsurance are defendants in this multi-district litigation, In Re: Insurance Brokerage Antitrust Litigation, MDL No. 1663 (D.N.J.), in which plaintiffs allege an industry-wide scheme on the part of commercial insurance brokers and insurance companies to defraud a purported class of insurance purchasers through bid-rigging and contingent commission arrangements. The plaintiffs claim that all defendants engaged in a pattern of racketeering activity, in violation of RICO, and that they conspired to restrain trade. They further allege that the broker defendants breached fiduciary duties to the plaintiffs, that the insurer defendants aided and abetted that breach, and that all defendants were unjustly enriched in the process. Plaintiffs seek treble damages in an unspecified amount, together with interest and attorneys fees and expenses. They also seek a declaratory judgment of wrongdoing as well as an injunction against future anticompetitive practices. In November 2006, General Re, General Reinsurance and Berkshire, together with the other defendants, filed motions to dismiss the complaint which are awaiting resolution.
     Berkshire has established reserves for certain of the legal proceedings discussed above where it has concluded that the likelihood of an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. For other legal proceedings discussed above, either Berkshire has determined that an unfavorable outcome is reasonably possible but it is unable to estimate a range of possible losses or it is unable to predict the outcome of the matter. Management believes that any liability to the Company that may arise as a result of current pending civil litigation, including the matters discussed above, will not have a material effect on Berkshire’s financial condition or results of operations.
     c) Commitments
     Berkshire subsidiaries lease certain manufacturing, warehouse, retail and office facilities as well as certain equipment. Total rent expense for all leases was $578 million, $432 million and $422 million in 2006, 2005 and 2004, respectively. Minimum rental payments for operating leases having initial or remaining non-cancelable terms in excess of one year are as follows. Amounts are in millions.

					After
2007	2008	2009	2010	2011	2011	Total
$503	$420	$337	$255	$198	$601	$2,314
     Several of Berkshire’s subsidiaries have made long-term commitments to purchase goods and services used in their businesses. The most significant of these relate to NetJets’ commitments to purchase up to 483 aircraft through 2015 and MidAmerican’s commitments to purchase coal, electricity and natural gas. Commitments under all such subsidiary arrangements are approximately $6.4 billion in 2007, $3.4 billion in 2008, $3.0 billion in 2009, $2.8 billion in 2010, $2.1 billion in 2011 and $7.3 billion after 2011.

(22) Quarterly data
     A summary of revenues and earnings by quarter for each of the last two years is presented in the following table. This information is unaudited. Dollars are in millions, except per share amounts.

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
2006
Revenues	$22,763	$24,185	$25,360	$26,231
Net earnings *	2,313	2,347	2,772	3,583
Net earnings per equivalent Class A common share	1,501	1,522	1,797	2,323

2005
Revenues	$17,634	$18,128	$20,533	$25,368
Net earnings *	1,363	1,449	586	5,130
Net earnings per equivalent Class A common share	886	941	381	3,330

*	Includes investment and derivative gains/losses, which, for any given period have no predictive value and variations in amount from period to period have no practical analytical value in view of the unrealized appreciation in Berkshire’s investment portfolio. Net earnings in the third quarter of 2005 include a pre-tax underwriting loss of $3.0 billion ($1.95 billion after-tax) related to Hurricanes Katrina and Rita which struck the Gulf coast region of the United States. Net earnings in the fourth quarter of 2005 include a non-cash pre-tax gain of $5.0 billion ($3.25 billion after-tax) which arose from the exchange of Gillette common stock for Procter & Gamble common stock. After-tax investment and derivative gains/losses for the periods presented above are as follows (in millions):

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
Investment and derivative gains/losses - 2006	$526	$294	$174	$715
Investment and derivative gains/losses - 2005	(77)	(160)	480	3,287

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None
Item 9 A. Controls and Procedures
     At the end of the period covered by this Annual Report on Form 10-K, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Chairman (Chief Executive Officer) and the Vice President-Treasurer (Chief Financial Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chairman (Chief Executive Officer) and the Vice President-Treasurer (Chief Financial Officer) concluded that the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic SEC filings. The report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to Management’s Report on Internal Control Over Financial Reporting, included on page 49 of this report. The attestation report called for by Item 308(b) of Regulation S-K is incorporated herein by reference to Report of Independent Registered Public Accounting Firm on internal control over financial reporting, included on page 49 of this report. There has been no change in the Corporation’s internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
Part III
     Except for the information set forth under the caption “Executive Officers of the Registrant” in Part I hereof, information required by this Part (Items 10, 11, 12, 13 and 14) is incorporated by reference from the Registrant’s definitive proxy statement, filed pursuant to Regulation 14A, for the Annual Meeting of Shareholders of the Registrant to be held on May 5, 2007, which meeting will involve the election of directors.
Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) 1. Financial Statements
The following Consolidated Financial Statements, as well as the Report of Independent Registered Public Accounting Firm, are included in Part II Item 8 of this report:

PAGE
Report of Independent Registered Public Accounting Firm	50

Consolidated Balance Sheets at December 31, 2006 and 2005	51-52

Consolidated Statements of Earnings for the years ended 2006, 2005 and 2004	53

Consolidated Statements of Cash Flows for the years ended 2006, 2005 and 2004	54

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the years ended 2006, 2005 and 2004	55

Notes to Consolidated Financial Statements	56-78

     2.  Financial Statement Schedule

Report of Independent Registered Public Accounting Firm	81
Schedule I — Parent Company
Condensed Balance Sheets as of December 31, 2006	82-83
and 2005 and Condensed Statements of Earnings and Cash Flows for the years ended 2006, 2005 and 2004

Other schedules are omitted because they are not required, information therein is not applicable, or is reflected in the Consolidated Financial Statements or notes thereto.
(b) Exhibits
     See the “Exhibit Index” at page 84.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC.
Date: February 28, 2007	/s/ Marc D. Hamburg
Marc D. Hamburg
Vice President and Principal Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Warren E. Buffett	Chairman of the Board of Directors — Chief	February 28, 2007

Warren E. Buffett	Executive Officer	Date

/s/ Howard G. Buffett	Director	February 28, 2007

Howard G. Buffett		Date

/s/ William H. Gates III	Director	February 28, 2007

William H. Gates III		Date

/s/ Malcolm G. Chace	Director	February 28, 2007

Malcolm G. Chace		Date

/s/ David S. Gottesman	Director	February 28, 2007

David S. Gottesman		Date

/s/ Charlotte Guyman	Director	February 28, 2007

Charlotte Guyman		Date

/s/ Donald R. Keough	Director	February 28, 2007

Donald R. Keough		Date

/s/ Charles T. Munger	Vice Chairman of the	February 28, 2007

Charles T. Munger	Board of Directors	Date

/s/ Thomas S. Murphy	Director	February 28, 2007

Thomas S. Murphy		Date

/s/ Walter Scott, Jr.	Director	February 28, 2007

Walter Scott, Jr.		Date

/s/ Ronald L. Olson	Director	February 28, 2007

Ronald L. Olson		Date

/s/ Marc D. Hamburg	Vice President - Principal Financial Officer	February 28, 2007

Marc D. Hamburg		Date

/s/ Daniel J. Jaksich	Controller	February 28, 2007

Daniel J. Jaksich		Date

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Berkshire Hathaway Inc.
Omaha, Nebraska
We have audited the consolidated financial statements of Berkshire Hathaway Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and have issued our reports thereon dated February 28, 2007; such consolidated financial statements and reports are included elsewhere in this Form 10-K and include an explanatory paragraph relating to the change in the Company’s accounting for pension and other postretirement benefits to conform to Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
DELOITTE & TOUCHE LLP
Omaha, Nebraska
February 28, 2007

BERKSHIRE HATHAWAY INC.
(Parent Company)
Condensed Financial Information
(Dollars in millions)
Schedule I
Balance Sheets

	December 31,
	2006	2005
Assets:
Cash and cash equivalents	$1,691	$559
Investments in consolidated subsidiaries	107,771	88,762
Investments in MidAmerican Energy Holdings Company	—	3,397
Other assets	10	24

	$109,472	$92,742

Liabilities and Shareholders’ Equity:
Accounts payable and accrued expenses	$43	$13
Income taxes	116	253
SQUARZ notes due 2007	334	336
Other borrowings	560	656

	1,053	1,258
Shareholders’ equity	108,419	91,484

	$109,472	$92,742

Statements of Earnings

	Year ended December 31,
Income items:	2006	2005	2004
From consolidated subsidiaries:
Dividends	$7,636	$774	$826
Undistributed earnings	3,448	7,348	6,369

	11,084	8,122	7,195
Other income	15	13	20

	11,099	8,135	7,215

Cost and expense items:
General and administrative	12	14	6
Interest to affiliates, net	53	68	78
Other interest	35	24	27
Income tax	(16)	(33)	(27)

	84	73	84

Equity in earnings of MidAmerican Energy Holdings Company	—	466	177

Net earnings	$11,015	$8,528	$7,308

See Note to Condensed Financial Information

BERKSHIRE HATHAWAY INC.
(Parent Company)
Condensed Financial Information
(Dollars in millions)
Schedule I (continued)
Statements of Cash Flows

	Year ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net earnings	$11,015	$8,528	$7,308
Adjustments to reconcile net earnings to cash flows from operating activities:
Undistributed earnings of subsidiaries and MidAmerican Energy Holdings Company	(3,448)	(7,823)	(6,513)
Income taxes payable	(137)	263	22
Other	53	—	33

Net cash flows from operating activities	7,483	968	850

Cash flows from investing activities:
Investments in and advances to subsidiaries	(6,396)	(1,103)	(534)
Redemptions by MidAmerican Energy Holdings Company	—	90	53

Net cash flows from investing activities	(6,396)	(1,013)	(481)

Cash flows from financing activities:
Proceeds from borrowings	47	302	41
Repayments of borrowings	(146)	(116)	(267)
Other	144	136	102

Net cash flows from financing activities	45	322	(124)

Increase in cash and cash equivalents	1,132	277	245
Cash and cash equivalents at beginning of year	559	282	37

Cash and cash equivalents at end of year	$1,691	$559	$282

Other cash flow information:
Income taxes paid	$4,361	$2,365	$2,392
Interest paid	31	23	24
Note to Condensed Financial Information
     In 2002, Berkshire issued 40,000 SQUARZ securities, consisting of $400 million par amount of notes and 40,000 warrants that permit holders to acquire Berkshire’s Class A or Class B stock. See Note 13 to the Consolidated Financial Statements in Item 8 for additional information. In addition, Berkshire’s other borrowings at December 31, 2006 and 2005 included $560 million and $656 million, respectively, from investment agreements. Principal is payable under certain conditions at par prior to maturity. Principal payments on the aggregate borrowings are expected to be as follows: 2007 — $612 million; after 2011 — $282 million.
     Berkshire Hathaway Inc. has guaranteed certain debt obligations of its subsidiaries. As of December 31, 2006, the unpaid balance of subsidiary debt guaranteed by Berkshire totaled approximately $10.8 billion. Berkshire also guarantees the short term obligations of a member of its finance and financial products group with respect to securities sold under agreements to repurchase, totaling $602 million at December 31, 2006. Berkshire’s guarantee of subsidiary debt is an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all present and future payment obligations.
     Prior to 2006, Berkshire’s investment in MidAmerican Energy Holdings Company (“MidAmerican”) was accounted for under the equity method. Effective February 9, 2006, MidAmerican became a consolidated subsidiary of Berkshire. See Note 2 to the Consolidated Financial Statements included in Item 8 for additional information regarding MidAmerican.

EXHIBIT INDEX

Exhibit No.
2	Agreement and Plan of Merger dated as of June 19, 1998 between Registrant and General Re Corporation.
Incorporated by reference to Annex I to Registration Statement No. 333-61129 filed on Form S-4.

3 (i)	Restated Certificate of Incorporation as Amended
Incorporated by reference to Exhibit 3 to Form 10-Q for the period ended June 30, 2005.

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
Incorporated by reference to Exhibit 4.1 to Form 8-K of Berkshire Hathaway Inc. filed on October 8, 2003.

Other instruments defining the rights of holders of long-term debt of Registrant and its subsidiaries are not being filed since the total amount of securities authorized by all other such instruments does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis as of December 31, 2006. The Registrant hereby agrees to furnish to the Commission upon request a copy of any such debt instrument to which it is a party.

12	Statement of computation of ratio of earnings to fixed charges

14	Code of Ethics
Berkshire’s Code of Business Conduct and Ethics is posted on its Internet website at www.berkshirehathaway.com

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31	Rule 13a - 14(a)/15d-14(a) Certifications

32	Section 1350 Certifications