Form 10-Q
period 2007-03-31
BERKSHIRE HATHAWAY INC
filed 2007-05-04
CIK 1067983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
(Address of principal executive office)(Zip Code)
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
Number of shares of common stock outstanding as of April 27, 2007:
Class A — 1,087,256
Class B — 13,674,167

FORM 10-Q	Q/E 3/31/07
BERKSHIRE HATHAWAY INC.

FORM 10-Q	Q/E 3/31/07
Part I Financial Information
Item 1. Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Insurance and Other:
Cash and cash equivalents	$39,580	$37,977
Investments:
Fixed maturity securities	21,606	25,300
Equity securities	65,065	61,533
Other	834	905
Receivables	20,336	12,881
Inventories	5,437	5,257
Property, plant and equipment	9,514	9,303
Goodwill	26,042	25,678
Deferred charges reinsurance assumed	4,163	1,964
Other	6,703	6,538

	199,280	187,336

Utilities and Energy:
Cash and cash equivalents	950	343
Property, plant and equipment	24,574	24,039
Goodwill	5,554	5,548
Other	6,531	6,560

	37,609	36,490

Finance and Financial Products:
Cash and cash equivalents	5,497	5,423
Investments in fixed maturity securities	2,959	3,012
Loans and finance receivables	11,675	11,498
Goodwill	1,014	1,012
Other	3,644	3,666

	24,789	24,611

	$261,678	$248,437

See accompanying Notes to Interim Consolidated Financial Statements

FORM 10-Q	Q/E 3/31/07
BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	March 31,	December 31,
	2007	2006
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Losses and loss adjustment expenses	$56,886	$47,612
Unearned premiums	7,755	7,058
Life and health insurance benefits	3,707	3,600
Other policyholder liabilities	3,819	3,938
Accounts payable, accruals and other liabilities	9,487	9,654
Income taxes, principally deferred	19,665	19,170
Notes payable and other borrowings	3,154	3,698

	104,473	94,730

Utilities and Energy:
Accounts payable, accruals and other liabilities	6,680	6,693
Notes payable and other borrowings	17,581	16,946

	24,261	23,639

Finance and Financial Products:
Derivative contract liabilities	4,929	3,883
Accounts payable, accruals and other liabilities	3,473	3,543
Notes payable and other borrowings	12,288	11,961

	20,690	19,387

Total liabilities	149,424	137,756

Minority shareholders’ interests	2,363	2,262

Shareholders’ equity:
Common stock:
Class A, $5 par value; Class B, $0.1667 par value	8	8
Capital in excess of par value	26,549	26,522
Accumulated other comprehensive income	21,799	22,977
Retained earnings	61,535	58,912

Total shareholders’ equity	109,891	108,419

	$261,678	$248,437

See accompanying Notes to Interim Consolidated Financial Statements

FORM 10-Q	Q/E 3/31/07
BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in millions except per share amounts)

	First Quarter
	2007	2006
	(Unaudited)
Revenues:
Insurance and Other:
Insurance premiums earned	$13,514	$5,522
Sales and service revenues	13,223	11,992
Interest, dividend and other investment income	1,120	1,031
Investment gains/losses	442	442

	28,299	18,987

Utilities and Energy:
Operating revenues	3,224	2,055
Other	49	138

	3,273	2,193

Finance and Financial Products:
Interest income	421	398
Investment gains/losses	1	7
Derivative gains/losses	143	354
Other	781	824

	1,346	1,583

	32,918	22,763

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	10,859	3,350
Life and health insurance benefits	435	415
Insurance underwriting expenses	1,293	1,246
Cost of sales and services	10,865	9,983
Selling, general and administrative expenses	1,641	1,378
Interest expense	43	44

	25,136	16,416

Utilities and Energy:
Cost of sales and operating expenses	2,488	1,594
Interest expense	272	181

	2,760	1,775

Finance and Financial Products:
Interest expense	148	137
Other	802	822

	950	959

	28,846	19,150

Earnings before income taxes and minority interests	4,072	3,613
Income taxes	1,388	1,242
Minority shareholders’ interests	89	58

Net earnings	$2,595	$2,313

Average common shares outstanding *	1,542,809	1,540,935

Net earnings per common share *	$1,682	$1,501

*	Average shares outstanding include average Class A common shares and average Class B common shares determined on an equivalent Class A common stock basis. Net earnings per share shown above represents net earnings per equivalent Class A common share. Net earnings per Class B common share is equal to one-thirtieth (1/30) of such amount.
See accompanying Notes to Interim Consolidated Financial Statements

FORM 10-Q	Q/E 3/31/07
BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	First Quarter
	2007	2006
	(Unaudited)
Net cash flows from operating activities	$4,625	$2,359

Cash flows from investing activities:
Purchases of fixed maturity securities	(1,476)	(2,942)
Purchases of equity securities	(5,310)	(1,529)
Sales of fixed maturity securities	891	792
Redemptions and maturities of fixed maturity securities	4,713	2,725
Sales of equity securities	401	826
Purchases of loans and finance receivables	(157)	(105)
Principal collections on loans and finance receivables	190	222
Acquisitions of businesses, net of cash acquired	(870)	(5,463)
Purchases of property, plant and equipment	(1,228)	(747)
Other	98	83

Net cash flows from investing activities	(2,748)	(6,138)

Cash flows from financing activities:
Proceeds from borrowings of finance businesses	400	18
Proceeds from borrowings of utilities and energy businesses	751	1,702
Proceeds from other borrowings	29	68
Repayments of borrowings of finance businesses	(66)	(165)
Repayments of borrowings of utilities and energy businesses	(38)	(34)
Repayments of other borrowings	(512)	(108)
Change in short term borrowings	(178)	44
Other	21	94

Net cash flows from financing activities	407	1,619

Increase (decrease) in cash and cash equivalents	2,284	(2,160)
Cash and cash equivalents at beginning of year *	43,743	45,018

Cash and cash equivalents at end of first quarter *	$46,027	$42,858

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$258	$289
Interest of finance and financial products businesses	147	139
Interest of utilities and energy businesses	243	175
Interest of insurance and other businesses	52	55

* Cash and cash equivalents are comprised of the following:
Beginning of year —
Insurance and Other	$37,977	$40,471
Utilities and Energy	343	358
Finance and Financial Products	5,423	4,189

	$43,743	$45,018

End of first quarter —
Insurance and Other	$39,580	$37,675
Utilities and Energy	950	709
Finance and Financial Products	5,497	4,474

	$46,027	$42,858

See accompanying Notes to Interim Consolidated Financial Statements

FORM 10-Q	Q/E 3/31/07
BERKSHIRE HATHAWAY INC.
and Subsidiaries
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
Note 1. General
     The accompanying unaudited Consolidated Financial Statements include the accounts of Berkshire Hathaway Inc. (“Berkshire” or “Company”) consolidated with the accounts of all its subsidiaries and affiliates in which Berkshire holds a controlling financial interest as of the financial statement date. Reference is made to Berkshire’s most recently issued Annual Report on Form 10-K (“Annual Report”) that included information necessary or useful to understanding Berkshire’s businesses and financial statement presentations. In particular, Berkshire’s significant accounting policies and practices were presented as Note 1 to the Consolidated Financial Statements included in the Annual Report. Certain amounts in 2006 have been reclassified to conform with the current year presentation. Financial information in this Report reflects any adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to a fair statement of results for the interim periods in accordance with generally accepted accounting principles (“GAAP”).
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
Note 2. Business acquisitions
     Berkshire’s long-held acquisition strategy is to purchase businesses with consistent earnings, good returns on equity, able and honest management and at sensible prices. In 2006, Berkshire completed several business acquisitions. On March 21, 2006, the acquisition of PacifiCorp, a regulated electric utility providing service to customers in six Western states, was completed for approximately $5.1 billion in cash through 88%-owned MidAmerican Energy Holdings Company. On July 5, 2006, Berkshire acquired 80% of the Iscar Metalworking Companies (“IMC”) for cash in a transaction that valued IMC at $5 billion. IMC, headquartered in Israel, is an industry leader in the metal cutting tools business through its Iscar, TaeguTec, Ingersoll and other IMC companies. IMC provides a comprehensive range of tools for the full scope of metalworking applications.
     In 2006, Berkshire also acquired three relatively smaller businesses. On February 28, 2006, the acquisition of Business Wire, a leading global distributor of corporate news, multimedia and regulatory filings, was completed. On May 19, 2006, the acquisition of 85% of Applied Underwriters (“Applied”), an industry leader in integrated workers’ compensation solutions, was completed. Under certain conditions, existing minority shareholders of Applied may acquire up to an additional 4% interest in Applied from Berkshire. On August 2, 2006, the acquisition of Russell Corporation, a leading branded athletic apparel and sporting goods business, was completed. The aggregate consideration for these three businesses was approximately $1.4 billion. On March 30, 2007, Berkshire completed the acquisition of TTI, Inc., a privately held electronic component distributor headquartered in Fort Worth, Texas. TTI, Inc. is a leading distributor specialist of passive, interconnect electromechanical components.
     The results of operations for each of these businesses are included in Berkshire’s consolidated results from the effective date of each acquisition. The following table sets forth certain unaudited pro forma consolidated earnings data for the first three months of 2006, as if each acquisition was consummated on the same terms at the beginning of that year. Pro forma consolidated revenues and net earnings for the first quarter of 2007 were not materially different from the amounts reported. Amounts are in millions, except earnings per share.

2006
Total revenues	$24,747
Net earnings	2,368
Earnings per equivalent Class A common share	1,537

FORM 10-Q	Q/E 3/31/07
Notes To Interim Consolidated Financial Statements (Continued)
Note 3. Investments in fixed maturity securities
     Data with respect to investments in fixed maturity securities follows (in millions).

	Insurance and other		Finance and financial products
	Mar. 31, 2007	Dec. 31, 2006	Mar. 31, 2007	Dec. 31, 2006
Amortized cost	$20,231	$23,796	$1,368	$1,439
Gross unrealized gains	1,496	1,636	110	102
Gross unrealized losses	(121)	(132)	(3)	(4)

Fair value	$21,606	$25,300	$1,475	$1,537

     Certain other fixed maturity investments of finance businesses are classified as held-to-maturity, which are carried at amortized cost. The carrying value and fair value of these investments totaled $1,484 million and $1,652 million at March 31, 2007, respectively. At December 31, 2006, the carrying value and fair value of held-to-maturity securities totaled $1,475 million and $1,627 million, respectively. Unrealized losses at March 31, 2007 and December 31, 2006 included $84 million and $69 million, respectively, related to securities that have been in an unrealized loss position for 12 months or more. Berkshire has the ability and intent to hold these securities until fair value recovers.
Note 4. Investments in equity securities
     Data with respect to investments in equity securities are shown in the tabulation below (in millions).

	March 31,	December 31,
	2007	2006
Total cost	$33,632	$28,353
Gross unrealized gains	31,582	33,217
Gross unrealized losses	(149)	(37)

Total fair value	$65,065	$61,533

     Unrealized losses at March 31, 2007 and December 31, 2006 consisted primarily of securities whose cost exceeded fair value for less than twelve months.
Note 5. Loans and receivables
     Receivables of insurance and other businesses are comprised of the following (in millions).

	March 31,		December 31,
	2007		2006
Insurance premiums receivable	$11,641	*	$4,418
Reinsurance recoverables	3,038		2,961
Trade and other receivables	6,060		5,884
Allowances for uncollectible accounts	(403)		(382)

	$20,336		$12,881

*	Includes $6.9 billion received from Equitas in April 2007. See Note 11 for additional information.
Loans and finance receivables of finance and financial products businesses are comprised of the following (in millions).

	March 31,	December 31,
	2007	2006
Consumer installment loans and finance receivables	$10,509	$10,325
Commercial loans and finance receivables	1,324	1,336
Allowances for uncollectible loans	(158)	(163)

	$11,675	$11,498

FORM 10-Q	Q/E 3/31/07
Notes To Interim Consolidated Financial Statements (Continued)
Note 6. Property, plant and equipment of utilities and energy businesses
     Property, plant and equipment of the utilities and energy businesses follow (in millions):

	Ranges of	March 31,	December 31,
	estimated useful life	2007	2006
Cost:
Utility generation and distribution system	5-85 years	$27,970	$27,687
Interstate pipeline assets	3-67 years	5,312	5,329
Independent power plants and other assets	3-30 years	1,797	1,770
Construction in progress		2,431	1,969

		37,510	36,755

Accumulated depreciation and amortization		(12,936)	(12,716)

		$24,574	$24,039

     The utility generation and distribution system and interstate pipeline assets are the regulated assets of public utility and natural gas pipeline subsidiaries. At March 31, 2007 and December 31, 2006, accumulated depreciation and amortization related to regulated assets totaled $12.1 billion and $11.9 billion, respectively. Substantially all of the construction in progress at March 31, 2007 and December 31, 2006 relates to the construction of regulated assets.
     MidAmerican’s domestic energy subsidiaries (MidAmerican Energy Company, PacifiCorp, Northern Natural Gas and Kern River) prepare financial statements in accordance with the provisions of Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation” (“SFAS 71”), which provides that accounting for rate-regulated enterprises should reflect the probable economic effects of regulation. As a result, a regulated entity is required to defer the recognition of costs (a regulatory asset) or the recognition of obligations (a regulatory liability) if it is probable that, through the rate-making process, there will be a corresponding increase or decrease in future revenue rates. Regulated assets and liabilities will be amortized over various future periods. If cost-based regulation ends or competition increases, regulatory assets and liabilities may be reduced to reflect a market basis less than cost. At March 31, 2007, regulatory assets and liabilities were $1,807 million and $1,857 million, respectively, and are components of other assets and other liabilities of utilities and energy businesses, respectively.
     Management continually assesses whether the regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes, recent rate orders received by other regulated entities and the status of any pending or potential deregulation legislation. Based upon this continual assessment, management believes the existing regulatory assets are probable of recovery. If future recovery of costs ceases to be probable, asset write-offs would be charged to earnings.
Note 7. Income taxes, principally deferred
     A summary of income tax liabilities follows. Amounts are in millions.

	March 31,	December 31,
	2007	2006
Payable currently	$577	$189
Deferred	18,200	18,271
Other	888	710

	$19,665	$19,170

     Berkshire and its subsidiaries’ income tax returns are continuously under audit by U.S. Federal and various state, local and foreign taxing authorities. Berkshire’s consolidated U.S. Federal income tax return liabilities have been settled with the Internal Revenue Service (“IRS”) through 1998. The IRS has completed its audit of the 1999 through 2001 tax returns and has proposed adjustments to increase Berkshire’s tax liabilities which Berkshire has protested. The examination is in the IRS’ appeals process. The IRS also completed its audit of the 2002 through 2004 tax returns and issued a report in late March 2007 proposing additional adjustments to increase Berkshire’s tax liabilities. Berkshire intends to file a protest with respect to the proposed adjustments during the second quarter of 2007. The proposed adjustments primarily relate to the timing of deductions for unpaid losses and loss adjustment expenses of property and casualty insurance subsidiaries. Berkshire does not currently believe that the potential audit adjustments will have a material effect on its Consolidated Financial Statements. Berkshire’s estimated liabilities for uncertainties/unrecognized tax benefits are shown as other income taxes in the table above. See Note 13 for additional information.

FORM 10-Q	Q/E 3/31/07
Notes To Interim Consolidated Financial Statements (Continued)
Note 8. Notes payable and other borrowings
     Notes payable and other borrowings of Berkshire and its subsidiaries are summarized below. Amounts are in millions.

	March 31,	December 31,
	2007	2006
Insurance and other:
Issued by parent company due 2007-2033	$588	$894
Issued by subsidiaries and guaranteed by Berkshire:
Commercial paper and other short-term borrowings	1,287	1,355
Other debt due 2009-2035	240	240
Issued by subsidiaries and not guaranteed by Berkshire due 2007-2041	1,039	1,209

	$3,154	$3,698

Utilities and energy:
Issued by MidAmerican and its subsidiaries and not guaranteed by Berkshire:
MidAmerican senior unsecured debt due 2007-2036	$4,480	$4,479
Operating subsidiary and project debt due 2007-2037	12,654	12,014
Other	447	453

	$17,581	$16,946

Finance and financial products:
Issued by Berkshire Hathaway Finance Corporation and guaranteed by Berkshire:
Notes due 2007	$700	$700
Notes due 2008	3,098	3,098
Notes due 2010	1,994	1,994
Notes due 2012-2015	3,040	3,039
Issued by other subsidiaries and guaranteed by Berkshire due 2007-2027	774	398
Issued by other subsidiaries and not guaranteed by Berkshire due 2007-2030	2,682	2,732

	$12,288	$11,961

     Operating subsidiary and project debt of utilities and energy businesses represents amounts issued by subsidiaries of MidAmerican pursuant to separate project financing agreements. All or substantially all of the assets of certain utility subsidiaries are or may be pledged or encumbered to support or otherwise secure the debt. These borrowing arrangements generally contain various covenants including, but not limited to, leverage ratios, interest coverage ratios and debt service coverage ratios. As of March 31, 2007, MidAmerican and its subsidiaries were in compliance with all applicable covenants.
Note 9. Common stock
     The following table summarizes Berkshire’s common stock activity during the first quarter of 2007.

	Class A common stock	Class B common stock
	(1,650,000 shares authorized)	(55,000,000 shares authorized)
	Issued and Outstanding	Issued and Outstanding
Balance at December 31, 2006	1,117,568	12,752,431
Conversions of Class A common stock to Class B common stock and other	(28,710)	870,860

Balance at March 31, 2007	1,088,858	13,623,291

     Each share of Class A common stock is convertible, at the option of the holder, into thirty shares of Class B common stock. Class B common stock is not convertible into Class A common stock. Class B common stock has economic rights equal to one-thirtieth (1/30) of the economic rights of Class A common stock. Accordingly, on an equivalent Class A common stock basis, there are 1,542,968 shares outstanding at March 31, 2007 and 1,542,649 shares outstanding at December 31, 2006. Each Class A common share is entitled to one vote per share. Each Class B common share possesses the voting rights of one-two-hundredth (1/200) of the voting rights of a Class A share. Class A and Class B common shares vote together as a single class.
     As of March 31, 2007, unexpired warrants issued in 2002 as a component of the SQUARZ securities are convertible into approximately 3,700 equivalent shares of Class A common stock at an aggregate price of $332 million. The warrants expire on May 15, 2007.

FORM 10-Q	Q/E 3/31/07
Notes To Interim Consolidated Financial Statements (Continued)
Note 10. Comprehensive income
     Berkshire’s comprehensive income for the first quarter of 2007 and 2006 is shown in the table below (in millions).

	First Quarter
	2007	2006
Net earnings	$2,595	$2,313

Other comprehensive income:
Increase (decrease) in unrealized appreciation of investments	(1,866)	1,938
Applicable income taxes and minority interests	659	(677)
Other	47	128
Applicable income taxes and minority interests	(18)	(42)

	(1,178)	1,347

Comprehensive income	$1,417	$3,660

Note 11. Equitas reinsurance agreement
     In November 2006, the Berkshire Hathaway Reinsurance Group’s lead insurance entity National Indemnity Company (“NICO”) and Equitas, a London based entity established to reinsure and manage the 1992 and prior years’ non-life insurance and reinsurance liabilities of the Names or Underwriters at Lloyd’s of London, entered into an agreement for NICO to provide initially up to $5.7 billion and potentially up to an additional $1.3 billion of reinsurance to Equitas in excess of its undiscounted loss and allocated loss adjustment expense reserves as of March 31, 2006. As of March 30, 2007, after receipt of all requisite regulatory approvals and upon the completion of other conditions the transaction became effective.
     NICO received substantially all of Equitas’ assets as consideration under the arrangement. The fair value of such consideration was $7.1 billion and included $178 million in cash received on March 30, 2007 and a combination of fixed maturity and equity securities which were delivered in April 2007. The value of the assets received in April was recorded as a receivable in the accompanying Consolidated Balance Sheet as of March 31, 2007. Under the transaction, NICO has agreed to pay all claims and related costs that arise from the underlying insurance and reinsurance contracts of Equitas, subject to the aforementioned aggregate limit of indemnification. The unpaid losses and loss adjustment expenses included in the March 31, 2007 Consolidated Balance Sheet regarding the Equitas transaction were $9.3 billion and include reserves for estimated unallocated loss adjustment expenses. As of the effective date of the reinsurance agreement, the aggregate limit of indemnification, which does not include unallocated loss adjustment expenses, was $13.8 billion.
     The reinsurance agreement meets the risk transfer standards under SFAS No. 113 “Accounting for short duration and long duration reinsurance contracts.” Accordingly, premiums earned of $7.1 billion and losses incurred of $7.1 billion are reflected in the first quarter 2007 Consolidated Statement of Earnings. Losses incurred consists of an estimated liability for unpaid losses and loss adjustment expenses of $9.3 billion less an asset for unamortized deferred charges on reinsurance assumed of $2.2 billion. The deferred charge asset will be amortized and charged to earnings as a component of losses and loss adjustment expenses incurred over the expected remaining loss settlement period using the interest method.
Note 12. Pension plans
     The components of net periodic pension expense for the first quarter of 2007 and 2006 are as follows (in millions).

	First Quarter
	2007	2006
Service cost	$50	$40
Interest cost	111	79
Expected return on plan assets	(109)	(84)
Amortization of prior service costs and gains/losses	16	13

	$68	$48

Note 13. Accounting pronouncements adopted during 2007
     Berkshire adopted FASB Interpretation No.48 “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”) as of January 1, 2007. Under FIN 48, a tax position taken is recognized if it is determined that the position will “more-likely-than-not” be sustained upon examination. FIN 48 also establishes measurement guidance with respect to positions that have met the recognition threshold. Upon adoption of FIN 48 Berkshire increased its

FORM 10-Q	Q/E 3/31/07
Notes To Interim Consolidated Financial Statements (Continued)
Note 13. Accounting pronouncements adopted during 2007 (Continued)
aggregate income tax liability by $12 million. The cumulative net effect of adopting FIN 48 was recorded as a reduction to retained earnings of $24 million, partially offset by adjustments to items that are not recognized in net earnings. As of January 1, 2007, the income tax liability for uncertainties/unrecognized tax benefits was $857 million. Included in this amount was an accrual for interest and penalties of $124 million. As of the adoption date, the liability included $672 million which if recognized would have an impact on Berkshire’s effective tax rate. Berkshire classifies interest and penalties associated with income tax liabilities as a component of income tax expense.
     Berkshire adopted FASB Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (“AUG AIR-1”) in the first quarter of 2007. AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in which such maintenance costs are ratably recognized by accruing a liability in periods before the maintenance is performed. Upon the adoption of AUG AIR-1, Berkshire elected to use the direct expense method where maintenance costs are expensed as incurred. Previously, certain maintenance costs related to the fractional aircraft ownership business were accrued in advance. As of January 1, 2007, accrued liabilities of $83 million were reduced to zero and the cumulative net after-tax effect of $52 million was recorded as a credit to retained earnings. AUG AIR-1 is to be applied retrospectively. However, the net impact of retrospectively adopting AUG AIR-1 was not significant in each of the past three years and in the aggregate. Accordingly, Berkshire’s Consolidated Financial Statements for prior periods have not been restated.
Note 14. Accounting pronouncements to be adopted in the future
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value as the price received to transfer an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a framework for measuring fair value by creating a hierarchy for observable independent market inputs and unobservable market assumptions. SFAS 157 further expands disclosures about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year.
     Berkshire is continuing to evaluate the impact that the adoption of SFAS 157 and SFAS 159 will have on its consolidated financial position but currently does not anticipate that the adoption of these accounting pronouncements will have a material effect on its consolidated financial position.
Note 15. Contingencies
     Berkshire and its subsidiaries are parties in a variety of legal actions arising out of the normal course of business. In particular, such legal actions affect Berkshire’s insurance and reinsurance businesses. Such litigation generally seeks to establish liability directly through insurance contracts or indirectly through reinsurance contracts issued by Berkshire subsidiaries. Plaintiffs occasionally seek punitive or exemplary damages. Berkshire does not believe that such normal and routine litigation will have a material effect on its financial condition or results of operations. Berkshire and certain of its subsidiaries are also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines and penalties in substantial amounts.
     a) Governmental Investigations
     Berkshire, General Re Corporation (“General Re”) and certain of Berkshire’s insurance subsidiaries, including General Reinsurance Corporation (“General Reinsurance”) and National Indemnity Company (“NICO”) have been continuing to cooperate fully with the U.S. Securities and Exchange Commission (“SEC”), the U.S. Department of Justice, the U.S.

FORM 10-Q	Q/E 3/31/07
Notes To Interim Consolidated Financial Statements (Continued)
Note 15. Contingencies (Continued)
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
     In one case, a transaction initially effected with American International Group (“AIG”) in late 2000 (the “AIG Transaction”), AIG has corrected its prior accounting for the transaction on the grounds, as stated in AIG’s 2004 10-K, that the transaction was done to accomplish a desired accounting result and did not entail sufficient qualifying risk transfer to support reinsurance accounting. General Reinsurance has been named in related civil actions brought against AIG. As part of their ongoing investigations, governmental authorities have also inquired about the accounting by certain of Berkshire’s insurance subsidiaries for certain assumed and ceded finite reinsurance transactions.
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
     Kolnische Ruckversicherungs-Gesellschaft AG (“Cologne Re”), is cooperating fully with requests for information and orders to produce documents from the German Federal Financial Supervisory Authority (the “BaFin”) regarding the activities of Cologne Re relating to “finite reinsurance” and regarding transactions between Cologne Re or its subsidiaries, including CRD, and certain counterparties. In particular, Cologne Re is cooperating fully with a BaFin order to produce documents received on October 24, 2006. The order stated that it is part of the BaFin’s continuing investigation into financial reinsurance agreements and that Cologne Re, and possibly one or more of its senior executives, is suspected of violating legal provisions in regard to such agreements.
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

FORM 10-Q	Q/E 3/31/07
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
     b) Civil Litigation
     Reference is made to Note 21 to the Annual Report on Form 10-K for the year ended December 31, 2006 for detailed discussion of such actions. Material developments related to such actions since December 31, 2006 are discussed below.
     Insurance Brokerage Antitrust Litigation — Berkshire, General Re and General Reinsurance were named as defendants in this multidistrict litigation (In Re: Insurance Brokerage Antitrust Litigation, MDL No. 1663 (D.N.J.)) in which plaintiffs alleged an industry-wide scheme on the part of commercial insurance brokers and insurance companies to defraud a purported class of insurance purchasers through bid-rigging and contingent commission arrangements. On April 5, 2007, the Court dismissed all federal antitrust and RICO claims against Berkshire, General Re and General Reinsurance, without prejudice to plaintiffs’ submitting an amended complaint within thirty days.
Note 16. Business segment data
     Berkshire’s consolidated segment data for the first quarter of 2007 and 2006 is as follows. Amounts are in millions.

	Revenues
	First Quarter
	2007	2006
Operating Businesses:
Insurance group:
Premiums earned:
GEICO	$2,858	$2,638
General Re	1,602	1,434
Berkshire Hathaway Reinsurance Group	8,580	1,020
Berkshire Hathaway Primary Group	474	430
Investment income	1,087	1,023

Total insurance group	14,601	6,545
Finance and financial products	1,203	1,222
McLane Company	6,623	6,107
MidAmerican	3,273	2,193
Shaw Industries	1,285	1,439
Other businesses	5,519	4,538

	32,504	22,044

Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	588	805
Eliminations and other	(174)	(86)

	$32,918	$22,763

FORM 10-Q	Q/E 3/31/07
Notes To Interim Consolidated Financial Statements (Continued)
Note 16. Business segment data (Continued)

	Earnings (loss) before taxes
	and minority interests
	First Quarter
	2007	2006
Operating Businesses:
Insurance group:
Underwriting:
GEICO	$295	$311
General Re	30	71
Berkshire Hathaway Reinsurance Group	553	94
Berkshire Hathaway Primary Group	49	35
Net investment income	1,078	1,018

Total insurance group	2,005	1,529
Finance and financial products	242	251
McLane Company	58	55
MidAmerican	513	418
Shaw Industries	91	155
Other businesses	632	430

	3,541	2,838

Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	588	805
Interest expense, excluding interest allocated to business segments	(15)	(18)
Eliminations and other	(42)	(12)

	$4,072	$3,613

FORM 10-Q	Q/E 3/31/07
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     Net earnings for the first quarter of 2007 and 2006 are disaggregated in the table that follows. Amounts are after deducting minority interests and income taxes. Amounts are in millions.

	First Quarter
	2007	2006
Insurance — underwriting	$601	$330
Insurance — investment income	748	703
Utilities and energy	293	233
Manufacturing, services and retailing	446	378
Finance and financial products	155	157
Other	(30)	(14)
Investment and derivative gains/losses	382	526

Net earnings	$2,595	$2,313

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
     Insurance — Underwriting
     Underwriting results from Berkshire’s insurance businesses for the first quarter of 2007 and 2006 are summarized below. Amounts are in millions.

	First Quarter
	2007	2006
Underwriting gain attributable to:
GEICO	$295	$311
General Re	30	71
Berkshire Hathaway Reinsurance Group	553	94
Berkshire Hathaway Primary Group	49	35

Underwriting gain — pre-tax	927	511
Income taxes and minority interests	326	181

Net underwriting gain	$601	$330

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
     A significant marketing strategy followed by all these businesses is the maintenance of extraordinary capital strength. Combined statutory surplus of Berkshire’s insurance businesses totaled approximately $59 billion at December 31, 2006. This superior capital strength creates opportunities, especially with respect to reinsurance activities, to negotiate and enter into insurance and reinsurance contracts specially designed to meet unique needs of insurance and reinsurance buyers. Additional information regarding Berkshire’s insurance and reinsurance operations follows.

FORM 10-Q	Q/E 3/31/07
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
          Insurance — Underwriting (Continued)
     Periodic underwriting results are affected significantly by changes in estimates for unpaid losses and loss adjustment expenses, including amounts established for occurrences in prior years. In addition, the timing and amount of catastrophe losses produces significant volatility in periodic underwriting results. Hurricanes and tropical storms affecting the United States and Caribbean tend to occur between June and December.
     GEICO
     GEICO primarily provides private passenger automobile coverages to insureds in 49 states and the District of Columbia. GEICO policies are marketed mainly by direct response methods in which customers apply for coverage directly to the company via the Internet, over the telephone or through the mail. This is a significant element in GEICO’s strategy to be a low cost insurer. In addition, GEICO strives to provide excellent service to customers, with the goal of establishing long-term customer relationships.
     GEICO’s underwriting results for the first quarter of 2007 and 2006 are summarized in the table below. Dollar amounts are in millions.

	First Quarter
	2007		2006
	Amount	%	Amount	%

Premiums earned	$2,858	100.0	$2,638	100.0

Losses and loss adjustment expenses	2,043	71.5	1,834	69.5
Underwriting expenses	520	18.2	493	18.7

Total losses and expenses	2,563	89.7	2,327	88.2

Pre-tax underwriting gain	$295		$311

     Premiums earned in the first quarter of 2007 were $2,858 million, an increase of $220 million (8.3%) over the first quarter of 2006. The growth in premiums earned for voluntary auto was 8.2%, which is lower than the 10.0% increase in policies-in-force during the past year as average premiums per policy continue to slowly decline. Policies-in-force over the last twelve months increased 10.4% in the preferred risk auto markets and increased 8.7% in the standard and nonstandard auto markets. Voluntary auto new business sales in the first quarter of 2007 increased 5.4% compared to 2006. Voluntary auto policies-in-force at March 31, 2007 were 254,000 higher than at December 31, 2006. GEICO has reduced premium rates in certain markets to better match price with the underlying risk resulting in relatively lower premiums per policy.
     Losses and loss adjustment expenses incurred for the first quarter of 2007 were $2,043 million, an increase of $209 million (11.4%) over the first quarter of 2006. The loss ratio was 71.5% in the first quarter of 2007 compared to 69.5% in 2006. Higher loss ratios are expected over the remainder of 2007 versus 2006 as premium rate reductions take effect. Claims frequencies for physical damage coverages increased in the three to six percent range from 2006 while frequencies for injury coverages decreased in the two to four percent range. Injury and physical damage severities both increased in the one to four percent range over 2006. Incurred losses from catastrophe events for the first quarter of 2007 and 2006 were minimal. Underwriting expenses in the first quarter of 2007 increased 5.5% over 2006 to $520 million, due primarily to an increase in advertising.
     General Re
     General Re conducts a reinsurance business offering property and casualty and life and health coverages to clients worldwide. Property and casualty reinsurance is written in North America on a direct basis through General Reinsurance Corporation and internationally through 95% owned Cologne Re (based in Germany) and other wholly-owned affiliates. Property/casualty reinsurance is also written through broker markets with respect to Faraday in London. Life and health reinsurance is written worldwide through Cologne Re. General Re’s underwriting results for the first quarter of 2007 and 2006 are summarized below. Amounts are in millions.

	First Quarter
	Premiums earned		Pre-tax underwriting gain (loss)
	2007	2006	2007	2006
Property/casualty	$994	$873	$(5)	$43
Life/health	608	561	35	28

	$1,602	$1,434	$30	$71

FORM 10-Q	Q/E 3/31/07
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     General Re (Continued)
     General Re strives to generate pre-tax underwriting gains in essentially all of its product lines. Underwriting performance is not evaluated based upon market share and underwriters are instructed to reject inadequately priced risks.
Property/casualty
     Property/casualty premiums earned in the first quarter of 2007 increased by $121 million (13.9%) over the first quarter of 2006. Premiums earned in the first quarter of 2007 included $114 million with respect to a reinsurance to close transaction that increases General Re’s economic interest in the runoff of the Lloyd’s Syndicate 435’s 2001 year of account from 60% to 100%. There was no similar transaction in 2006. Excluding the increase in premiums earned from the reinsurance to close transaction and the effects of foreign exchange rate changes, premiums earned in 2007 decreased by $39 million (4.5%). The decline in premium volume was driven by cancellations and non-renewal of unprofitable business exceeding new contracts. Price competition has increased in certain markets which could result in further declines in written and earned premiums over the remainder of 2007 when compared with 2006.
     The property/casualty business produced a pre-tax underwriting loss of $5 million in the first quarter of 2007 compared with an underwriting gain of $43 million in the first quarter of 2006. The results for 2007 were comprised of $29 million in property gains and $34 million in casualty and workers’ compensation losses. Property results for the first quarter of 2007 included a $110 million loss from windstorm Kyrill that swept through northern Europe in January. There were no large individual property losses or significant catastrophe losses in the first quarter of 2006. The casualty losses included $31 million in workers’ compensation reserve discount accretion and deferred charge amortization. First quarter 2006 results consisted of $110 million in gains from property lines and $67 million of losses from casualty lines (including $35 million in discount accretion and deferred charge amortization).
Life/health
     Premiums earned increased $47 million (8.4%) in the first quarter of 2007 over 2006. After adjusting for changes in foreign currency exchange rates, premiums earned increased 3.5% in 2007. The increase was generated in the international life business. Life/health operations produced pre-tax underwriting gains of $35 million and $28 million in the first quarter of 2007 and 2006, respectively. In 2007, underwriting gains included $29 million from international business and $6 million from U.S. business, which reflected favorable mortality in the life business. First quarter 2006 results included $32 million of gains from international business and $4 million of losses in U.S. business which reflects losses in the health business.
     Berkshire Hathaway Reinsurance Group
     The Berkshire Hathaway Reinsurance Group (“BHRG”) underwrites excess-of-loss reinsurance and quota share coverages for insurers and reinsurers worldwide. BHRG’s business includes catastrophe excess-of-loss reinsurance and excess direct and facultative reinsurance for large or otherwise unusual discrete property risks referred to as individual risk. Retroactive reinsurance policies provide indemnification of losses and loss adjustment expenses with respect to past loss events. Other multi-line refers to other business written on both a quota-share and excess basis, participations in and contracts with Lloyd’s syndicates, as well as aviation business and workers’ compensation programs. BHRG’s underwriting results for the first quarter of 2007 and 2006 are summarized in the table below. Amounts are in millions.

	First Quarter
	Premiums earned		Pre-tax underwriting gain (loss)
	2007	2006	2007	2006
Catastrophe and individual risk	$474	$425	$474	$200
Retroactive reinsurance	7,389	—	(78)	(87)
Other multi-line	717	595	157	(19)

	$8,580	$1,020	$553	$94

FORM 10-Q	Q/E 3/31/07
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Berkshire Hathaway Reinsurance Group (Continued)
     Premiums earned in the first quarter of 2007 from catastrophe and individual risk contracts exceeded amounts earned in the first quarter of 2006 by $49 million (11.5%). Since premiums are earned over the policy period, first quarter premiums earned derive primarily from business written in the prior year. Premiums written in the first quarter of 2007 declined approximately 41% compared to the first quarter of 2006. The decrease is principally attributable to increased industry capacity for catastrophe reinsurance which has produced increased price competition and consequently fewer opportunities to write new business. The level of business written in a given period will vary significantly based upon market conditions and management’s assessment of the adequacy of premium rates. Pre-tax underwriting gains in the first quarter of 2007 reflected no significant catastrophe loss events in 2007 and a net reduction in loss reserves for pre-2007 events. The underwriting results in the first quarter of 2006 reflected losses incurred of approximately $90 million attributed to pre-2006 catastrophes, primarily Hurricane Wilma that occurred in 2005. The timing and amount of catastrophe losses can produce extraordinary volatility in BHRG’s periodic underwriting results, and, in particular, in the catastrophe and individual risk business.
     Premiums from retroactive reinsurance in the first quarter of 2007 include approximately $7.1 billion from the Equitas reinsurance agreement which became effective on March 30, 2007. See Note 11 to the accompanying Interim Consolidated Financial Statements. Retroactive policies generally provide very large, but limited, indemnification of unpaid losses and loss adjustment expenses with respect to past loss events, and losses are generally expected to be paid over long periods of time. There was no net underwriting gain or loss recognized in connection with the Equitas reinsurance agreement as of its effective date. At the inception of the contract, the difference between the loss reserves established and the consideration received was recorded as a deferred charge ($2.2 billion) which will be amortized over the expected claim payment period. These periodic amortization charges are recorded as losses incurred. The amortization related to the Equitas agreement for the remainder of 2007 is estimated at $140 million. At March 31, 2007, unamortized deferred charges for all of BHRG’s retroactive contracts were approximately $4 billion and gross unpaid losses were approximately $17.5 billion.
     Premiums earned in the first quarter of 2007 from other multi-line business were $717 million, an increase of $122 million over the first quarter of 2006. The comparative increase reflects increased premiums from property quota-share contracts. Multi-line business produced a pre-tax underwriting gain of $157 million in 2007 versus a loss of $19 million in 2006. The comparative improvement in pre-tax underwriting results reflects lower losses under property and workers’ compensation contracts.
     Berkshire Hathaway Primary Group
     Premiums earned in the first quarter by Berkshire’s various primary insurers totaled $474 million in 2007 and $430 million in 2006. For the first quarter, Berkshire’s primary insurers produced underwriting gains of $49 million in 2007 and $35 million in 2006. The increase in underwriting gains in 2007 versus 2006 reflects an underwriting gain from Applied Underwriters (acquired in May 2006) and increased gains from the National Indemnity Company primary group business, offset by a decline in underwriting gains from Medical Protective.
          Insurance — Investment Income
     Net investment income produced by Berkshire’s insurance and reinsurance businesses for the first quarter of 2007 and 2006 is summarized in the table below. Amounts are in millions.

	First Quarter
	2007	2006
Investment income before taxes	$1,078	$1,018
Income taxes and minority interests	330	315

Investment income after taxes and minority interests	$748	$703

     Investment income consists of interest and dividends earned on cash equivalents and fixed maturity and equity investments of Berkshire’s insurance businesses. Pre-tax investment income earned in the first quarter of 2007 exceeded amounts earned in 2006 by $60 million (5.9%).

FORM 10-Q	Q/E 3/31/07
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
          Insurance — Investment Income (Continued)
     A summary of investments (including cash and cash equivalents) held in Berkshire’s insurance businesses follows. Amounts are in millions.

	March 31,	Dec. 31,	March 31,
	2007	2006	2006
Cash and cash equivalents	$35,918	$34,590	$36,561
Equity securities	64,716	61,168	49,471
Fixed maturity securities	21,587	25,272	26,967
Other	742	812	927

	$122,963	$121,842	$113,926

     Fixed maturity securities as of March 31, 2007 were as follows. Amounts are in millions.

	Amortized	Unrealized
	Cost	Gains/Losses	Fair Value
U.S. Treasury, government corporations and agencies	$1,835	$8	$1,843
States, municipalities and political subdivisions	2,756	49	2,805
Foreign governments	8,440	(35)	8,405
Corporate bonds and redeemable preferred stocks, investment grade	3,370	120	3,490
Corporate bonds and redeemable preferred stocks, non-investment grade	1,970	1,204	3,174
Mortgage-backed securities	1,843	27	1,870

	$20,214	$1,373	$21,587

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
     Invested assets derive from shareholder capital and reinvested earnings as well as net liabilities assumed under insurance contracts or “float.” The major components of float are unpaid losses, unearned premiums and other liabilities to policyholders less premiums and reinsurance receivables, deferred charges assumed under retroactive reinsurance contracts and deferred policy acquisition costs. Float totaled approximately $59 billion at March 31, 2007 versus approximately $51 billion at December 31, 2006. The increase in float in 2007 was principally due to the Equitas reinsurance transaction. The cost of float, as represented by the ratio of pre-tax underwriting gain or loss to average float, was negative for the first quarters of 2007 and 2006, as Berkshire’s insurance businesses generated pre-tax underwriting gains in each period.
          Utilities and Energy (“MidAmerican”)
     Revenues and earnings from MidAmerican for the first quarter of 2007 and 2006 are summarized below. Amounts are in millions.

	First Quarter
	Revenues		Earnings
	2007	2006	2007	2006
MidAmerican Energy Company	$1,251	$1,058	$123	$115
PacifiCorp	1,038	78	163	16
Natural gas pipelines	323	299	182	141
U.K. utilities	256	218	80	73
Real estate brokerage	338	361	(2)	4
Other	67	179	27	115

	$3,273	$2,193

Earnings before corporate interest and taxes			573	464
Interest, other than to Berkshire			(71)	(48)
Interest on Berkshire junior debt			(29)	(35)
Income taxes			(160)	(132)

Net earnings			$313	$249

Earnings applicable to Berkshire *			$293	$233
Debt owed to others			17,581	16,094
Debt owed to Berkshire			1,055	1,289

*	Net of minority interests and includes interest earned by Berkshire (net of related income taxes).

FORM 10-Q	Q/E 3/31/07
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
          Utilities and Energy (“MidAmerican”) (Continued)
     Revenues and earnings of the utilities and energy businesses are, to some extent, seasonal depending on weather-induced demand. Revenues and earnings from U.S. electricity sales are generally higher in the summer when air conditioning use is greatest and revenues and earnings from natural gas sales and pipelines are generally higher in the winter when heating needs are higher. Real estate brokerage revenues and earnings tend to be higher in the second and third quarters.
     First quarter 2007 revenues of MidAmerican Energy Company (“MEC”) increased $193 million (18%) over 2006. The increase in MEC’s first quarter revenues reflects higher regulated electricity wholesale revenues (sales of excess electricity generation primarily to other utilities) of $51 million, increased revenues from regulated natural gas sales of $43 million and increased non-regulated energy sales of $87 million. The increases were primarily due to higher retail demand from colder weather in 2007, expanded customer bases in regulated markets and increased volume from increased opportunities in non-regulated markets. First quarter 2007 PacifiCorp revenues include the full quarter whereas revenues for 2006 include the period from the March 21 acquisition date. Natural gas pipeline revenues increased $24 million (8%) in 2007 over 2006 reflecting higher demand for transportation and storage and otherwise favorable market conditions. U.K. utility revenues in the first quarter of 2007 increased $38 million (17%) over 2006 due primarily to foreign currency exchange rate differences. Real estate brokerage revenues in the first quarter of 2007 declined $23 million (6%) from 2006 to $338 million due to lower transaction volume, reflecting the general slowdown in the U.S. housing markets.
     Earnings before corporate interest and income taxes (“EBIT”) were $573 million for the first quarter of 2007, an increase of $109 million (23%) over the first quarter of 2006. The increase in EBIT in the first quarter of 2007 reflects the inclusion of PacifiCorp for the full three months of 2007 ($163 million) compared to the last 11 days in the first quarter of 2006 ($16 million). First quarter 2007 EBIT of MEC reflected higher operating margins ($20 million) on regulated gas and electricity partially offset by increased costs incurred to restore facilities damaged by several winter storms in 2007. First quarter 2007 EBIT of natural gas pipelines reflected higher revenues and lower depreciation and other operating expenses, including environmental costs and sales taxes. Revenues and EBIT from other activities for the first quarter of 2006 included an $89 million pre-tax gain from the disposal of equity securities of Mirant, which had been awarded to Kern River through a bankruptcy claim.
          Manufacturing, Services and Retailing
     A comparison of first quarter revenues and pre-tax earnings of 2007 and 2006 for the manufacturing, service and retailing businesses follows. Amounts are in millions.

	Revenues		Earnings
	2007	2006	2007	2006
McLane Company	$6,623	$6,107	$58	$55
Shaw Industries	1,285	1,439	91	155
Other manufacturing	3,213	2,615	444	327
Other service	1,535	1,196	139	61
Retailing	771	727	49	42

	$13,427	$12,084

Pre-tax earnings			$781	$640
Income taxes and minority interests			335	262

			$446	$378

     McLane Company
     Revenues from the McLane distribution business were $6,623 million for the first quarter of 2007, an increase of $516 million (8%) over 2006. A portion of the revenue increase was attributable to manufacturer price increases and state excise tax increases which McLane attempts to recover through sales. In addition, both the grocery division and foodservice division added new customers. Pre-tax earnings totaled $58 million for the first quarter of 2007, an increase of $3 million (5%) over 2006. McLane’s business is marked by high sales volume and very low profit margins and has been subject to increased price competition in recent periods. The increase in pre-tax earnings reflects the increased volume. In addition, the gross sales margin rate in the first quarter of 2007 declined by 0.17 of a percentage point while salaries and other operating expenses as a percentage of sales decreased 0.15 of a percentage point as compared to 2006. Approximately 1/3 of McLane’s annual revenues are to Wal-Mart. A curtailment of purchasing by Wal-Mart could have a material adverse impact on the earnings of McLane.

FORM 10-Q	Q/E 3/31/07
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
          Manufacturing, Services and Retailing (Continued)
     Shaw Industries
     Revenues of Shaw Industries in the first quarter of 2007 totaled $1,285 million, a decrease of $154 million (11%) from the first quarter of 2006. The decrease in revenue was primarily due to a 12% reduction in carpet sales volume. The decrease in volume reflects the slowdown in single family home construction that began in 2006 and continued into the first quarter of 2007.
     Pre-tax earnings for the first quarter of 2007 were $91 million, a decrease of $64 million (41%) from the first quarter of 2006. The decline in earnings reflects the aforementioned decline in sales volume and higher product costs due to lower manufacturing efficiencies from decreased production. Home construction activity reported by several large home builders during the first quarter of 2007 was significantly lower than in 2006. In addition, increasing sales price competition for flooring products became evident in the first quarter of 2007. Consequently, revenues and earnings from Shaw over the remainder of 2007 are likely to be significantly lower compared to amounts in 2006.
     Other manufacturing
     Berkshire’s other manufacturing businesses include a wide array of businesses. Included in this group are several manufacturers of building products (Acme Building Brands, Benjamin Moore, Johns Manville and MiTek) and apparel (Fruit of the Loom, Garan, Russell Corporation, Fechheimers, Justin Brands and the H.H. Brown Shoe Group). Also included in this group are Forest River, a leading manufacturer of leisure vehicles that was acquired in 2005 and the Iscar Metalworking Companies (“IMC”), an industry leader in the metal cutting tools business with operations worldwide that was acquired on July 5, 2006. There are numerous other manufacturers of consumer and commercial products in this diverse group.
     Revenues of the manufacturing businesses were $3,213 million in the first quarter of 2007, an increase of $598 million (23%) over 2006. The increase was primarily attributable to businesses that were acquired in the second half of 2006 (IMC and Russell), partially offset by a 9% decline in comparative revenues of the building products businesses. Pre-tax earnings of the manufacturing businesses were $444 million in the first quarter of 2007, an increase of $117 million (36%) over 2006. The increase was primarily due to the inclusion of IMC and increased earnings of apparel businesses, partially offset by comparatively lower earnings of the building products businesses. The revenue and earnings declines of the building products businesses were primarily attributable to the general slowdown in residential housing construction activity.
     Other service
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
     Revenues from the other service businesses were $1,535 million in the first quarter of 2007, an increase of $339 million (28%) as compared to 2006. Pre-tax earnings were $139 million in 2007, an increase of $78 million (128%) over 2006. These increases arose primarily from significantly improved results at NetJets as fractional sales and flight operations revenues increased approximately $300 million over 2006. Pre-tax earnings of NetJets were $36 million in 2007 compared to a loss of $19 million in 2006. In the first quarter of 2007, operating margins increased reflecting higher aircraft utilization rates as revenue flight hours increased 16%. Also contributing to the improved results of NetJets were the effects of price increases that were instituted in 2006 and a change in the mix of aircraft flown. The number of aircraft managed within the NetJets program over the past twelve months increased 14%. Comparative revenues and pre-tax earnings of the other service businesses in 2007 also benefited from the inclusion of Business Wire which was acquired on February 28, 2006 as well as comparative increases in revenues and pre-tax earnings for FlightSafety and Pampered Chef.
     Retailing
     Berkshire’s retailing operations consist of several home furnishings (Nebraska Furniture Mart, R.C. Willey, Star Furniture and Jordan’s) and jewelry (Borsheims, Helzberg and Ben Bridge) retailers. See’s Candies is also included in this group. Revenues of the retailing businesses were $771 million in the first quarter of 2007, an increase of $44 million (6%) over 2006 which was primarily attributable to increased sales of home furnishings. Pre-tax earnings were $49 million, an increase of $7 million (17%) over 2006. The increase in pre-tax earnings was primarily attributable to See’s due to the timing of Easter.

FORM 10-Q	Q/E 3/31/07
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
          Finance and Financial Products
     A summary of revenues and pre-tax earnings from Berkshire’s finance and financial products businesses follows. Amounts are in millions.

	First Quarter
	Revenues		Earnings
	2007	2006	2007	2006
Manufactured housing and finance	$845	$859	$116	$118
Furniture/transportation equipment leasing	200	213	29	38
Other	158	150	97	95

	$1,203	$1,222

Pre-tax earnings			$242	$251
Income taxes and minority interests			87	94

			$155	$157

     Revenues in the first quarter of 2007 from manufactured housing and finance activities (Clayton Homes) decreased $14 million (2%) from 2006 reflecting lower manufactured home sales ($27 million) partially offset by increased interest income. The decline in home sales reflects a 19% decrease in total units sold somewhat offset by higher average sales prices due to a higher proportion of larger multi-section units to single-section units in 2007. The increase in interest income reflects higher installment loan balances in 2007 versus 2006 as well as increased short-term investment balances. Installment loan balances were approximately $10.3 billion as of March 31, 2007 and $9.7 billion as of March 31, 2006.
     Earnings from Clayton Homes in 2007 were relatively unchanged from 2006. However, earnings from manufacturing, retail and community activities declined due to reduced unit sales and lower manufacturing capacity utilization. Earnings from financing in the first quarter of 2007 benefited from a $19 million reduction in credit losses versus 2006, reflecting a decline in loans in foreclosure.
     Revenues and pre-tax earnings from furniture and transportation equipment leasing activities in 2007 decreased $13 million and $9 million, respectively, as compared to 2006. The declines were primarily attributable to lower equipment utilization rates for over-the-road trailer units.
          Investment and Derivative Gains/Losses
     A summary of investment and derivative gains and losses follows. Amounts are in millions.

	First Quarter
	2007	2006
Investment gains/losses -
Sales and other disposals of investments -
Insurance and other	$430	$437
Finance and financial products	1	2
Other-than-temporary impairments	(1)	(1)
Other	13	10
Derivative gains/losses -
Foreign currency forward contracts	(5)	151
Other	150	206

Gains/losses before income taxes and minority interests	588	805
Income taxes and minority interests	206	279

Net gains/losses	$382	$526

     Investment gains or losses are recognized upon the sales of investments or as otherwise required under GAAP. The timing of realized gains or losses from sales can have a material effect on periodic earnings. However, such gains or losses usually have little, if any, impact on total shareholders’ equity because most equity and fixed maturity investments are carried at fair value with the unrealized gain or loss included in shareholders’ equity as a component of accumulated other comprehensive income. Other-than-temporary impairment losses represent the adjustment of cost to fair value when, as required by GAAP, management concludes that an investment’s decline in value below cost is other than temporary. The impairment loss represents a non-cash charge to earnings.
     As of March 31, 2007, other derivative contracts primarily pertain to credit default risks of other entities as well as equity price risks associated with major equity indices. Such contracts are carried at estimated fair value and changes in estimated fair value are included in earnings in the period of the change.

FORM 10-Q	Q/E 3/31/07
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Financial Condition
     Berkshire’s balance sheet continues to reflect significant liquidity and a strong capital base. Consolidated shareholders’ equity at March 31, 2007 was $109.9 billion. Cash and invested assets, excluding assets of finance and financial products businesses, was $128.0 billion at March 31, 2007 (including cash and cash equivalents of $40.5 billion) and $126.1 billion at December 31, 2006 (including cash and cash equivalents of $38.3 billion). Invested assets at March 31, 2007 exclude approximately $6.9 billion of investments received in April 2007 in connection with the Equitas reinsurance transaction. The estimated fair value of these investments was included in receivables in the accompanying Consolidated Balance Sheet as of March 31, 2007. Berkshire’s invested assets are held predominantly in its insurance businesses. Berkshire maintains a large amount of capital in its insurance subsidiaries for strategic and marketing purposes and in support of reserves for unpaid losses.
     Capital expenditures of the utilities and energy businesses were $819 million in the first quarter of 2007. Capital expenditures, construction and other development costs for the year ending December 31, 2007 are forecasted to be approximately $3.7 billion. MidAmerican expects to fund these capital expenditures with cash flows from operations and the issuance of debt. MidAmerican utilizes debt to finance the construction of long-lived regulated electric and gas utility assets, including power plants, transmission and distribution assets and natural gas pipelines and may also issue debt to finance operations. Certain borrowings of its regulated utility subsidiaries are secured by the assets of those subsidiaries. During the first quarter of 2007, subsidiaries of MidAmerican issued $750 million par amount of new term debt. Debt of MidAmerican maturing over the remainder of 2007 and 2008 is $3.0 billion, with an additional $1.7 billion due before 2012. In 2006, Berkshire committed until March 2011 to provide up to $3.5 billion of additional capital to MidAmerican to permit the repayment of its debt obligations or to fund its regulated utility subsidiaries. Berkshire has not and does not intend to guarantee the repayment of debt by MidAmerican or any of its subsidiaries.
     Berkshire’s consolidated notes payable and other borrowings of insurance and other businesses were $3,154 million at March 31, 2007, a decrease of $544 million from December 31, 2006, reflecting maturities and prepayments of $306 million of parent company debt. An additional $334 million of parent company borrowings will mature in 2007, representing the outstanding senior notes issued as part of the SQUARZ securities in 2002. The SQUARZ securities also include outstanding warrants that expire in May 2007 to purchase approximately 3,700 equivalent Class A shares of Berkshire common stock. A warrant premium is payable to Berkshire at an annual rate of 3.75% and interest is payable to note holders at a rate of 3.00%. Each warrant provides the holder the right to purchase either 0.1116 shares of Class A or 3.348 shares of Class B stock for $10,000. Short-term borrowings of the insurance and other businesses consist primarily of commercial paper and bank borrowings of NetJets, which are used in the ordinary course of business. The full and timely payment of such borrowings is guaranteed by Berkshire.
     Assets of the finance and financial products businesses were $24.8 billion as of March 31, 2007 and were relatively unchanged from December 31, 2006. Assets of these businesses consist primarily of loans and finance receivables, fixed maturity securities and cash and cash equivalents. Liabilities were $20.7 billion as of March 31, 2007 and include notes and other borrowings of $12.3 billion. Notes payable include $8.85 billion par amount of medium-term notes issued by Berkshire Hathaway Finance Corporation (“BHFC”). These notes are unsecured and mature at various dates beginning in July 2007 ($700 million) and extending through 2015 with $3.1 billion due in 2008. The proceeds from these notes were used to finance originated and acquired loans of Clayton Homes. Full and timely payment of principal and interest on the notes issued by BHFC is guaranteed by Berkshire. In addition, Clayton Homes has borrowings of $1.6 billion that are secured by portfolios of manufactured housing loans and are not guaranteed by Berkshire.
Contractual Obligations
     Berkshire and its subsidiaries are parties to contracts associated with ongoing business and financing activities, which will result in cash payments to counterparties in future periods. Certain obligations reflected in the Consolidated Balance Sheets, such as notes payable, require future payments on contractually specified dates and in fixed and determinable amounts. The timing and amount of the payment of other obligations, such as unpaid property and casualty loss reserves, are contingent upon the outcome of future events. Other obligations pertain to the acquisition of goods or services in the future, which are not currently reflected in the financial statements, such as minimum rentals under operating leases. Berkshire’s consolidated contractual obligations as of March 31, 2007 did not change materially from those disclosed in “Contractual Obligations,” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2006 except as discussed in the following paragraph.

FORM 10-Q	Q/E 3/31/07
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Contractual Obligations (Continued)
     At the end of March 2007, the BHRG completed a reinsurance transaction with Equitas that provides for the payment of losses and loss adjustment expenses of Equitas with respect to non-life insurance and reinsurance exposures. The accompanying Consolidated Balance Sheet as of March 31, 2007 includes estimated loss reserves under this agreement of approximately $9.3 billion. The payment of such losses will commence immediately and will continue over a significant period of time, likely decades, until the underlying insurance and reinsurance policy obligations are extinguished or the reinsurance limits of indemnification are exhausted. The ultimate timing and amount of payments are contingent on various factors discussed in the following section on Critical Accounting Policies. Based on the loss reserves as of March 31, 2007, management currently estimates that loss and loss adjustment payments will be paid over the next five years as follows (in millions): 2007—$800; 2008—$700; 2009—$600; 2010—$600 and 2011—$500. Actual payments will likely vary, perhaps significantly, from these estimates.
Critical Accounting Policies
     In applying certain accounting policies, Berkshire’s management is required to make estimates and judgments regarding transactions that have occurred and ultimately will be settled several years in the future. Amounts recognized in the financial statements from such estimates are necessarily based on assumptions about numerous factors involving varying, and possibly significant, degrees of judgment and uncertainty. Accordingly, the amounts currently recorded in the financial statements may prove, with the benefit of hindsight, to be inaccurate. Reference is made to “Critical Accounting Policies” discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2006 for additional discussion regarding these estimates.
     Berkshire’s Consolidated Balance Sheet as of March 31, 2007 includes estimated liabilities for unpaid losses from property and casualty insurance and reinsurance contracts of $56.9 billion, an increase of $9.3 billion from December 31, 2006. The increase in unpaid loss reserves was principally due to the Equitas reinsurance transaction that became effective as of the end of the first quarter of 2007. The reserves associated with this reinsurance transaction are considered to be long-tailed and include a significant amount related to asbestos, environmental, mass tort as well as other losses.
     Due to the inherent uncertainties in the process of establishing loss reserve amounts, the actual ultimate claim amounts will likely differ from the currently recorded amounts. A very small percentage change in estimates of this magnitude will result in a material effect on reported earnings. The effects from changes in these estimates are recorded as a component of losses incurred in the period of the change. Unamortized deferred charges on retroactive reinsurance policies assumed totaled $4.2 billion at March 31, 2007. Significant changes in either the timing or ultimate amount of loss payments related to retroactive reinsurance contracts may have a significant effect on unamortized deferred charges and the amount of periodic amortization.
     Berkshire’s Consolidated Balance Sheet as of March 31, 2007 includes goodwill of acquired businesses of $32.6 billion. A significant amount of judgment is required in performing goodwill impairment tests. Such tests include periodically determining or reviewing the estimated fair value of Berkshire’s reporting units. There are several methods of estimating a reporting unit’s fair value, including market quotations, asset and liability fair values and other valuation techniques, such as discounted projected future net earnings and multiples of earnings. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then individual assets, including identifiable intangible assets, and liabilities of the reporting unit are estimated at fair value. The excess of the estimated fair value of the reporting unit over the estimated fair value of net assets would establish the implied value of goodwill. The excess of the recorded amount of goodwill over the implied value is then charged to earnings as an impairment loss.
     Berkshire’s consolidated financial position reflects very significant amounts of invested assets and derivative contract assets and liabilities that are measured at fair value. A substantial portion of invested assets are carried at fair value based upon current market quotations and, when not available, based upon fair value pricing matrices or models. Derivative contract values reflect estimates of the amounts at which the contracts could be settled based upon varying levels of observable market information. Certain of Berkshire’s fixed maturity securities are not actively traded in the securities markets, and loans and finance receivables of Berkshire’s finance businesses are not traded at all. Considerable judgment may be required in determining the assumptions used in certain pricing models, including interest rate, loan prepayment speed, credit risk and liquidity risk assumptions. Significant changes in these assumptions may have a significant effect on values.
     Information concerning recently issued accounting pronouncements which are not yet effective is included in Note 14 to the Interim Consolidated Financial Statements. Berkshire does not expect any of the recently issued accounting pronouncements to have a material effect on its financial condition.

FORM 10-Q	Q/E 3/31/07
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Forward-Looking Statements
     Investors are cautioned that certain statements contained in this document as well as some statements in periodic press releases and some oral statements of Berkshire officials during presentations about Berkshire, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, which include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” or similar expressions. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects and possible future Berkshire actions, which may be provided by management, are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties and assumptions about Berkshire, economic and market factors and the industries in which Berkshire does business, among other things. These statements are not guaranties of future performance and Berkshire has no specific intention to update these statements.
     Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause Berkshire’s actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changes in market prices of Berkshire’s significant equity investees, the occurrence of one or more catastrophic events, such as an earthquake, hurricane or act of terrorism that causes losses insured by Berkshire’s insurance subsidiaries, changes in insurance laws or regulations, changes in Federal income tax laws and changes in general economic and market factors that affect the prices of securities or the industries in which Berkshire and its affiliates do business.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Reference is made to Berkshire’s most recently issued Annual Report and in particular the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of March 31, 2007, there are no material changes in the market risks described in Berkshire’s most recently issued Annual Report on Form 10-K for the year ended December 31, 2006.
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

FORM 10-Q	Q/E 3/31/07
Part II Other Information
Item 1. Legal Proceedings
     Berkshire and its subsidiaries are parties in a variety of legal actions arising out of the normal course of business. In particular, such legal actions affect Berkshire’s insurance and reinsurance businesses. Such litigation generally seeks to establish liability directly through insurance contracts or indirectly through reinsurance contracts issued by Berkshire subsidiaries. Plaintiffs occasionally seek punitive or exemplary damages. Berkshire does not believe that such normal and routine litigation will have a material effect on its financial condition or results of operations. Berkshire and certain of its subsidiaries are also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines and penalties in substantial amounts. Reference is made to Note 21 to the Annual Report on Form 10-K for the year ended December 31, 2006 for detailed discussion of such actions. Material developments related to such actions since December 31, 2006 are discussed below.
     Insurance Brokerage Antitrust Litigation – Berkshire, General Re and General Reinsurance were named as defendants in this multidistrict litigation (In Re: Insurance Brokerage Antitrust Litigation, MDL No. 1663 (D.N.J.)) in which plaintiffs alleged an industry-wide scheme on the part of commercial insurance brokers and insurance companies to defraud a purported class of insurance purchasers through bid-rigging and contingent commission arrangements. On April 5, 2007, the Court dismissed all federal antitrust and RICO claims against Berkshire, General Re and General Reinsurance, without prejudice to plaintiffs’ submitting an amended complaint within thirty days.
Item 1A. Risk Factors
     Berkshire’s significant business risks are described in Item 1A to Form 10-K for the year ended December 31, 2006 to which reference is made herein.
Item 6. Exhibits
a. Exhibits
31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications
SIGNATURE
     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC.
(Registrant)

Date May 4, 2007	/s/ Marc D. Hamburg

(Signature)
Marc D. Hamburg, Vice President
and Principal Financial Officer