Form 10-Q
period 2007-06-30
BERKSHIRE HATHAWAY INC
filed 2007-08-03
CIK 1067983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Number of shares of common stock outstanding as of July 27, 2007:
Class A — 1,088,878
Class B — 13,753,590

FORM 10-Q	Q/E 6/30/07
BERKSHIRE HATHAWAY INC.

FORM 10-Q	Q/E 6/30/07
Part I Financial Information
Item 1. Financial Statements
BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Insurance and Other:
Cash and cash equivalents	$39,936	$37,977
Investments:
Fixed maturity securities	24,917	25,300
Equity securities	73,610	61,533
Other	802	905
Receivables	14,095	12,881
Inventories	5,598	5,257
Property, plant and equipment	9,645	9,303
Goodwill	25,845	25,678
Deferred charges reinsurance assumed	4,039	1,964
Other	7,154	6,538

	205,641	187,336

Utilities and Energy:
Cash and cash equivalents	1,178	343
Property, plant and equipment	24,922	24,039
Goodwill	5,570	5,548
Other	6,415	6,560

	38,085	36,490

Finance and Financial Products:
Cash and cash equivalents	5,836	5,423
Investments in fixed maturity securities	2,875	3,012
Loans and finance receivables	11,953	11,498
Goodwill	1,013	1,012
Other	3,648	3,666

	25,325	24,611

	$269,051	$248,437

See accompanying Notes to Interim Consolidated Financial Statements

FORM 10-Q	Q/E 6/30/07
BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(dollars in millions except per share amounts)

	June 30,	December 31,
	2007	2006
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Losses and loss adjustment expenses	$56,450	$47,612
Unearned premiums	7,505	7,058
Life and health insurance benefits	3,758	3,600
Other policyholder liabilities	3,937	3,938
Accounts payable, accruals and other liabilities	10,725	9,654
Income taxes, principally deferred	21,112	19,170
Notes payable and other borrowings	3,108	3,698

	106,595	94,730

Utilities and Energy:
Accounts payable, accruals and other liabilities	6,245	6,693
Notes payable and other borrowings	18,214	16,946

	24,459	23,639

Finance and Financial Products:
Derivative contract liabilities	4,580	3,883
Accounts payable, accruals and other liabilities	3,439	3,543
Notes payable and other borrowings	12,273	11,961

	20,292	19,387

Total liabilities	151,346	137,756

Minority shareholders’ interests	2,433	2,262

Shareholders’ equity:
Common stock:
Class A, $5 par value; Class B, $0.1667 par value	8	8
Capital in excess of par value	26,927	26,522
Accumulated other comprehensive income	23,684	22,977
Retained earnings	64,653	58,912

Total shareholders’ equity	115,272	108,419

	$269,051	$248,437

See accompanying Notes to Interim Consolidated Financial Statements

FORM 10-Q	Q/E 6/30/07
BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in millions except per share amounts)

	Second Quarter		First Six Months
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Revenues:
Insurance and Other:
Insurance premiums earned	$5,950	$5,836	$19,464	$11,358
Sales and service revenues	14,758	12,736	27,981	24,728
Interest, dividend and other investment income	1,284	1,124	2,404	2,155
Investment gains/losses	605	167	1,047	609

	22,597	19,863	50,896	38,850

Utilities and Energy:
Operating revenues	3,003	2,617	6,227	4,672
Other	57	71	106	209

	3,060	2,688	6,333	4,881

Finance and Financial Products:
Interest income	429	402	850	800
Investment gains/losses	4	101	5	108
Derivative gains/losses	319	191	462	545
Other	938	940	1,719	1,764

	1,690	1,634	3,036	3,217

	27,347	24,185	60,265	46,948

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	3,176	3,517	14,035	6,867
Life and health insurance benefits	380	381	815	796
Insurance underwriting expenses	1,420	1,361	2,713	2,607
Cost of sales and services	11,985	10,437	22,850	20,420
Selling, general and administrative expenses	1,761	1,440	3,402	2,818
Interest expense	37	46	80	90

	18,759	17,182	43,895	33,598

Utilities and Energy:
Cost of sales and operating expenses	2,408	2,147	4,896	3,741
Interest expense	280	263	552	444

	2,688	2,410	5,448	4,185

Finance and Financial Products:
Interest expense	152	137	300	274
Other	932	854	1,734	1,676

	1,084	991	2,034	1,950

	22,531	20,583	51,377	39,733

Earnings before income taxes and minority interests	4,816	3,602	8,888	7,215
Income taxes	1,617	1,208	3,005	2,450
Minority shareholders’ interests	81	47	170	105

Net earnings	$3,118	$2,347	$5,713	$4,660

Average common shares outstanding *	1,545,206	1,541,641	1,544,008	1,541,286

Net earnings per common share *	$2,018	$1,522	$3,700	$3,023

*	Average shares outstanding include average Class A common shares and average Class B common shares determined on an equivalent Class A common stock basis. Net earnings per share shown above represents net earnings per equivalent Class A common share. Net earnings per Class B common share is equal to one-thirtieth (1/30) of such amount.
See accompanying Notes to Interim Consolidated Financial Statements

FORM 10-Q	Q/E 6/30/07
BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	First Six Months
	2007	2006
	(Unaudited)
Net cash flows from operating activities	$7,432	$3,451

Cash flows from investing activities:
Purchases of fixed maturity securities	(3,352)	(4,693)
Purchases of equity securities	(11,456)	(4,648)
Sales of fixed maturity securities	4,454	1,218
Redemptions and maturities of fixed maturity securities	6,265	4,928
Sales of equity securities	2,092	1,581
Purchases of loans and finance receivables	(276)	(158)
Principal collections on loans and finance receivables	379	595
Acquisitions of businesses, net of cash acquired	(1,218)	(5,759)
Purchases of property, plant and equipment	(2,552)	(1,830)
Other	184	773

Net cash flows from investing activities	(5,480)	(7,993)

Cash flows from financing activities:
Proceeds from borrowings of finance businesses	401	29
Proceeds from borrowings of utilities and energy businesses	1,948	1,711
Proceeds from other borrowings	54	130
Repayments of borrowings of finance businesses	(184)	(214)
Repayments of borrowings of utilities and energy businesses	(217)	(245)
Repayments of other borrowings	(551)	(188)
Change in short term borrowings	(580)	201
Other	384	169

Net cash flows from financing activities	1,255	1,593

Increase (decrease) in cash and cash equivalents	3,207	(2,949)
Cash and cash equivalents at beginning of year *	43,743	45,018

Cash and cash equivalents at end of first six months *	$46,950	$42,069

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$1,367	$2,327
Interest of finance and financial products businesses	287	260
Interest of utilities and energy businesses	562	434
Interest of insurance and other businesses	80	89
Non-cash investing activity:
Investments received in connection with the Equitas reinsurance transaction	6,529	—
Liabilities assumed in connection with acquisitions of businesses	184	9,659

* Cash and cash equivalents are comprised of the following:
Beginning of year —
Insurance and Other	$37,977	$40,471
Utilities and Energy	343	358
Finance and Financial Products	5,423	4,189

	$43,743	$45,018

End of first six months —
Insurance and Other	$39,936	$37,269
Utilities and Energy	1,178	394
Finance and Financial Products	5,836	4,406

	$46,950	$42,069

See accompanying Notes to Interim Consolidated Financial Statements

FORM 10-Q	Q/E 6/30/07
BERKSHIRE HATHAWAY INC.
and Subsidiaries
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
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
Note 2. Business acquisitions
     Berkshire’s long-held acquisition strategy is to purchase businesses with consistent earnings, good returns on equity, able and honest management and at sensible prices. In 2006, Berkshire completed several business acquisitions. On March 21, 2006, the acquisition of PacifiCorp, a regulated electric utility providing service to customers in six Western states, was completed for approximately $5.1 billion in cash through 88%-owned MidAmerican Energy Holdings Company. On July 5, 2006, Berkshire acquired 80% of the Iscar Metalworking Companies (“IMC”) for cash in a transaction that valued IMC at $5 billion. IMC is an industry leader in the metal cutting tools business through its Iscar, TaeguTec, Ingersoll and other IMC companies. IMC provides a comprehensive range of tools for metalworking applications.
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
     On March 30, 2007, Berkshire completed the acquisition of TTI, Inc., a privately held electronic components distributor headquartered in Fort Worth, Texas. TTI, Inc. is a leading distributor specialist of passive, interconnect and electromechanical components.
     The results of operations for each of these businesses are included in Berkshire’s consolidated results from the effective date of each acquisition. The following table sets forth certain unaudited pro forma consolidated earnings data for the first six months of 2006, as if each acquisition was consummated on the same terms at the beginning of that year. Pro forma consolidated revenues and net earnings for the first six months of 2007 were not materially different from the amounts reported. Amounts are in millions, except earnings per share.

2006
Total revenues	$50,296
Net earnings	4,730
Earnings per equivalent Class A common share	3,069

FORM 10-Q	Q/E 6/30/07
Notes To Interim Consolidated Financial Statements (Continued)
Note 3. Investments in fixed maturity securities
     Data with respect to investments in fixed maturity securities follows (in millions).

	Insurance and other		Finance and financial products
	June 30, 2007	Dec. 31, 2006	June 30, 2007	Dec. 31, 2006
Amortized cost	$23,914	$23,796	$1,280	$1,439
Gross unrealized gains	1,238	1,636	94	102
Gross unrealized losses	(235)	(132)	(5)	(4)

Fair value	$24,917	$25,300	$1,369	$1,537

     Certain other fixed maturity investments of finance businesses are classified as held-to-maturity, which are carried at amortized cost. The carrying value and fair value of these investments totaled $1,506 million and $1,575 million at June 30, 2007, respectively. At December 31, 2006, the carrying value and fair value of held-to-maturity securities totaled $1,475 million and $1,627 million, respectively. Unrealized losses at June 30, 2007 and December 31, 2006 included $114 million and $69 million, respectively, related to securities that have been in an unrealized loss position for 12 months or more. Berkshire has the ability and intent to hold these securities until fair value recovers.
Note 4. Investments in equity securities
     Data with respect to investments in equity securities are shown in the tabulation below (in millions).

	June 30,	December 31,
	2007	2006
Total cost	$39,152	$28,353
Gross unrealized gains	34,671	33,217
Gross unrealized losses	(213)	(37)

Total fair value	$73,610	$61,533

     Unrealized losses at June 30, 2007 and December 31, 2006 consisted primarily of securities whose cost exceeded fair value for less than twelve months.
Note 5. Loans and receivables
     Receivables of insurance and other businesses are comprised of the following (in millions).

	June 30,	December 31,
	2007	2006
Insurance premiums receivable	$4,552	$4,418
Reinsurance recoverables	3,171	2,961
Trade and other receivables	6,793	5,884
Allowances for uncollectible accounts	(421)	(382)

	$14,095	$12,881

     Loans and finance receivables of finance and financial products businesses are comprised of the following (in millions).

	June 30,	December 31,
	2007	2006
Consumer installment loans and finance receivables	$10,770	$10,325
Commercial loans and finance receivables	1,334	1,336
Allowances for uncollectible loans	(151)	(163)

	$11,953	$11,498

FORM 10-Q	Q/E 6/30/07
Notes To Interim Consolidated Financial Statements (Continued)
Note 6. Property, plant and equipment of utilities and energy businesses
     Property, plant and equipment of utilities and energy businesses follow (in millions).

	Ranges of	June 30,	December 31,
	estimated useful life	2007	2006
Cost:
Utility generation and distribution system	5-85 years	$28,891	$27,687
Interstate pipeline assets	3-67 years	5,339	5,329
Independent power plants and other assets	3-30 years	1,814	1,770
Construction in progress		2,037	1,969

		38,081	36,755

Accumulated depreciation and amortization		(13,159)	(12,716)

		$24,922	$24,039

     The utility generation and distribution system and interstate pipeline assets are the regulated assets of public utility and natural gas pipeline subsidiaries. At June 30, 2007 and December 31, 2006, accumulated depreciation and amortization related to regulated assets totaled $12.3 billion and $11.9 billion, respectively. Substantially all of the construction in progress at June 30, 2007 and December 31, 2006 relates to the construction of regulated assets.
Note 7. Inventories
     Inventories are comprised of the following (in millions).

	June 30,	December 31,
	2007	2006
Raw materials	$820	$700
Work in process and other	445	402
Finished manufactured goods	1,757	1,817
Purchased goods	2,576	2,338

	$5,598	$5,257

Note 8. Income taxes, principally deferred
     A summary of income tax liabilities follows (in millions).

	June 30,	December 31,
	2007	2006
Payable currently	$770	$189
Deferred	19,449	18,271
Other	893	710

	$21,112	$19,170

     Berkshire and its subsidiaries’ income tax returns are continuously under audit by Federal and various state, local and foreign taxing authorities. Berkshire’s consolidated Federal income tax return liabilities have been settled with the Internal Revenue Service (“IRS”) through 1998. The IRS has completed its audit of the 1999 through 2001 tax returns and has proposed adjustments to increase Berkshire’s tax liabilities which Berkshire has protested. The examination is in the IRS’ appeals process. The IRS also completed its audit of the 2002 through 2004 tax returns and issued a report in late March 2007 proposing additional adjustments to increase Berkshire’s tax liabilities. Berkshire filed a protest with respect to certain of the proposed adjustments during the second quarter of 2007. The unsettled issues primarily relate to the timing of deductions for unpaid losses and loss adjustment expenses and other liabilities of property and casualty insurance subsidiaries. Berkshire does not currently believe that the potential audit adjustments will have a material effect on its Consolidated Financial Statements. See Note 14 for additional information regarding Berkshire’s estimated liabilities for uncertainties/unrecognized tax benefits which are shown as other income taxes in the table above.

FORM 10-Q	Q/E 6/30/07
Notes To Interim Consolidated Financial Statements (Continued)
Note 9. Notes payable and other borrowings
     Notes payable and other borrowings of Berkshire and its subsidiaries are summarized below (in millions).

	June 30,	December 31,
	2007	2006
Insurance and other:
Issued by parent company due 2007-2033	$591	$894
Issued by subsidiaries and guaranteed by Berkshire:
Commercial paper and other short-term borrowings	1,250	1,355
Other debt due 2009-2035	240	240
Issued by subsidiaries and not guaranteed by Berkshire due 2007-2041	1,027	1,209

	$3,108	$3,698

Utilities and energy:
Issued by MidAmerican and its subsidiaries and not guaranteed by Berkshire:
MidAmerican senior unsecured debt due 2007-2037	$5,028	$4,479
Operating subsidiary and project debt due 2007-2037	12,883	12,014
Other	303	453

	$18,214	$16,946

Finance and financial products:
Issued by Berkshire Hathaway Finance Corporation and guaranteed by Berkshire:
Notes due 2007	$700	$700
Notes due 2008	3,099	3,098
Notes due 2010	1,994	1,994
Notes due 2012-2015	3,041	3,039
Issued by other subsidiaries and guaranteed by Berkshire due 2007-2027	831	398
Issued by other subsidiaries and not guaranteed by Berkshire due 2007-2030	2,608	2,732

	$12,273	$11,961

     Operating subsidiary and project debt of utilities and energy businesses represents amounts issued by subsidiaries of MidAmerican pursuant to separate financing agreements. All or substantially all of the assets of certain utility subsidiaries are or may be pledged or encumbered to support or otherwise secure the debt. These borrowing arrangements generally contain various covenants including, but not limited to, leverage ratios, interest coverage ratios and debt service coverage ratios. As of June 30, 2007, MidAmerican and its subsidiaries were in compliance with all applicable covenants.
Note 10. Common stock
     The following table summarizes Berkshire’s common stock activity during the first six months of 2007.

	Class A common stock	Class B common stock
	(1,650,000 shares authorized)	(55,000,000 shares authorized)
	Issued and Outstanding	Issued and Outstanding
Balance at December 31, 2006	1,117,568	12,752,431
Issuance of shares on exercise of SQUARZ warrants	2,325	41,706
Conversions of Class A common stock to Class B common stock and other	(30,933)	955,857

Balance at June 30, 2007	1,088,960	13,749,994

     Each share of Class A common stock is convertible, at the option of the holder, into thirty shares of Class B common stock. Class B common stock is not convertible into Class A common stock. Class B common stock has economic rights equal to one-thirtieth (1/30) of the economic rights of Class A common stock. Accordingly, on an equivalent Class A common stock basis, there are 1,547,293 shares outstanding at June 30, 2007 and 1,542,649 shares outstanding at December 31, 2006. Each Class A common share is entitled to one vote per share. Each Class B common share possesses the voting rights of one-two-hundredth (1/200) of the voting rights of a Class A share. Class A and Class B common shares vote together as a single class.
     During 2007, holders of all outstanding SQUARZ securities exercised the warrant component of the securities and received Class A and Class B shares. In connection with these exercises, Berkshire received $333 million.

FORM 10-Q	Q/E 6/30/07
Notes To Interim Consolidated Financial Statements (Continued)
Note 11. Comprehensive income
     Berkshire’s comprehensive income for the second quarter and first six months of 2007 and 2006 is shown in the table below (in millions).

	Second Quarter		First Six Months
	2007	2006	2007	2006
Net earnings	$3,118	$2,347	$5,713	$4,660

Other comprehensive income:
Increase (decrease) in unrealized appreciation of investments	2,637	(572)	771	1,366
Applicable income taxes and minority interests	(929)	199	(270)	(478)
Other	218	257	265	385
Applicable income taxes and minority interests	(41)	(19)	(59)	(61)

	1,885	(135)	707	1,212

Comprehensive income	$5,003	$2,212	$6,420	$5,872

Note 12. Equitas reinsurance agreement
     In November 2006, the Berkshire Hathaway Reinsurance Group’s lead insurance entity National Indemnity Company (“NICO”) and Equitas, a London based entity established to reinsure and manage the 1992 and prior years’ non-life insurance and reinsurance liabilities of the Names or Underwriters at Lloyd’s of London, entered into an agreement for NICO to initially provide up to $5.7 billion and potentially provide up to an additional $1.3 billion of reinsurance to Equitas in excess of its undiscounted loss and allocated loss adjustment expense reserves as of March 31, 2006. The transaction became effective on March 30, 2007.
     NICO received substantially all of Equitas’ assets as consideration under the arrangement. The fair value of such consideration was $7.1 billion and included approximately $540 million in cash and miscellaneous receivables plus a combination of fixed maturity and equity securities which were delivered in April 2007. Under the transaction, NICO has agreed to pay all claims and related costs that arise from the underlying insurance and reinsurance contracts of Equitas, subject to the aforementioned aggregate limit of indemnification. On the effective date, the aggregate limit of indemnification, which does not include unallocated loss adjustment expenses, was $13.8 billion.
     The Equitas agreement was accounted for as reinsurance in accordance with SFAS No. 113 “Accounting for short duration and long duration reinsurance contracts.” Accordingly, premiums earned of $7.1 billion and losses incurred of $7.1 billion are reflected in the Consolidated Statement of Earnings for the first six months of 2007. Losses incurred consists of an estimated liability for unpaid losses and loss adjustment expenses of $9.3 billion less an asset for unamortized deferred charges on reinsurance assumed of $2.2 billion. The deferred charge asset will be amortized and charged to earnings as a component of losses and loss adjustment expenses incurred over the expected remaining loss settlement period using the interest method.
Note 13. Pension plans
     The components of net periodic pension expense for the second quarter and first six months of 2007 and 2006 are as follows (in millions).

	Second Quarter		First Six Months
	2007	2006	2007	2006
Service cost	$51	$46	$101	$86
Interest cost	108	97	219	176
Expected return on plan assets	(109)	(100)	(218)	(184)
Amortization of prior service costs and gains/losses	18	21	34	34

	$68	$64	$136	$112

FORM 10-Q	Q/E 6/30/07
Notes To Interim Consolidated Financial Statements (Continued)
Note 14. Accounting pronouncements adopted during 2007
     Berkshire adopted FASB Interpretation No.48 “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”) as of January 1, 2007. Under FIN 48, a tax position taken is recognized if it is determined that the position will “more-likely-than-not” be sustained upon examination. FIN 48 also establishes measurement guidance with respect to positions that have met the recognition threshold. Upon adoption of FIN 48 Berkshire increased its aggregate income tax liability by $12 million. The cumulative net effect of adopting FIN 48 was recorded as a reduction to retained earnings of $24 million, partially offset by adjustments to items that are not recognized in net earnings. As of January 1, 2007, the income tax liability for uncertainties/unrecognized tax benefits was $857 million. Included in this amount was an accrual for interest and penalties of $124 million. As of the adoption date, the liability included $672 million which if recognized would have an impact on Berkshire’s effective tax rate. Berkshire classifies interest and penalties associated with income tax liabilities as a component of income tax expense.
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
Note 15. Accounting pronouncements to be adopted in the future
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value as the price received to transfer an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a framework for measuring fair value by creating a hierarchy for observable independent market inputs and unobservable market assumptions. SFAS 157 further expands disclosures about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year.
     Berkshire is continuing to evaluate the impact that the adoption of SFAS 157 and SFAS 159 will have on its consolidated financial position but currently does not anticipate that the adoption of these accounting pronouncements will have a material effect on its consolidated financial position.
Note 16. Contingencies
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

FORM 10-Q	Q/E 6/30/07
Notes To Interim Consolidated Financial Statements (Continued)
Note 16. Contingencies (Continued)
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
     Kolnische Ruckversicherungs-Gesellschaft AG (“Cologne Re”) is cooperating fully with requests for information and orders to produce documents from the German Federal Financial Supervisory Authority regarding the activities of Cologne Re relating to “finite reinsurance” and regarding transactions between Cologne Re or its subsidiaries, including CRD, and certain counterparties.
     In April 2005, the Australian Prudential Regulation Authority (“APRA”) announced an investigation involving financial or finite reinsurance transactions by General Reinsurance Australia Limited (“GRA”), a subsidiary of General Reinsurance. An inspector was appointed by APRA under section 52 of the Insurance Act 1973 to conduct an investigation of GRA’s financial or finite reinsurance business. GRA and General Reinsurance cooperated fully with this investigation. On June 28, 2007, APRA announced that it had concluded its investigation and imposed a condition on GRA’s license that requires it to maintain a majority of independent directors on its local board.
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

FORM 10-Q	Q/E 6/30/07
Notes To Interim Consolidated Financial Statements (Continued)
Note 16. Contingencies (Continued)
     Berkshire cannot at this time predict the outcome of these matters and is unable to estimate a range of possible loss and cannot predict whether or not the outcomes will have a material adverse effect on Berkshire’s business or results of operations for at least the quarterly period when these matters are completed or otherwise resolved.
     b) Civil Litigation
     Reference is made to Note 21 to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2006 for detailed discussion of such actions. Material developments related to such actions since December 31, 2006 are discussed below.
     Insurance Brokerage Antitrust Litigation – Berkshire, General Re and General Reinsurance were named as defendants in this multidistrict litigation (In Re: Insurance Brokerage Antitrust Litigation, MDL No. 1663 (D.N.J.)) in which plaintiffs alleged an industry-wide scheme on the part of commercial insurance brokers and insurance companies to defraud a purported class of insurance purchasers through bid-rigging and contingent commission arrangements. On April 5, 2007, the Court dismissed all federal antitrust and RICO claims against Berkshire, General Re and General Reinsurance. On May 21, 2007, the plaintiffs concluded a settlement agreement with Berkshire, General Re and General Reinsurance that fully and finally resolved this litigation, as between these settling parties, without payment or admission of any liability on the part of these settling defendants.
Note 17. Business segment data
     Berkshire’s consolidated segment data for the second quarter and first six months of 2007 and 2006 is as follows (in millions).

	Revenues
	Second Quarter		First Six Months
	2007	2006	2007	2006
Operating Businesses:
Insurance group:
Premiums earned:
GEICO	$2,939	$2,737	$5,797	$5,375
General Re	1,494	1,487	3,096	2,921
Berkshire Hathaway Reinsurance Group	1,022	1,145	9,602	2,165
Berkshire Hathaway Primary Group	495	467	969	897
Investment income	1,247	1,110	2,334	2,133

Total insurance group	7,197	6,946	21,798	13,491
Finance and financial products	1,371	1,345	2,574	2,567
McLane Company	6,933	6,291	13,556	12,398
MidAmerican	3,060	2,688	6,333	4,881
Shaw Industries	1,407	1,539	2,692	2,978
Other businesses	6,647	5,139	12,166	9,677

	26,615	23,948	59,119	45,992

Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	928	459	1,516	1,264
Eliminations and other	(196)	(222)	(370)	(308)

	$27,347	$24,185	$60,265	$46,948

FORM 10-Q	Q/E 6/30/07
Notes To Interim Consolidated Financial Statements (Continued)
Note 17. Business segment data (Continued)

	Earnings before taxes
	and minority interests
	Second Quarter		First Six Months
	2007	2006	2007	2006
Operating Businesses:
Insurance group:
Underwriting:
GEICO	$325	$288	$620	$599
General Re	230	109	260	180
Berkshire Hathaway Reinsurance Group	356	137	909	231
Berkshire Hathaway Primary Group	63	43	112	78
Net investment income	1,236	1,102	2,314	2,120

Total insurance group	2,210	1,679	4,215	3,208
Finance and financial products	277	343	519	594
McLane Company	72	56	130	111
MidAmerican	372	278	885	696
Shaw Industries	111	169	202	324
Other businesses	904	671	1,536	1,101

	3,946	3,196	7,487	6,034

Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	928	459	1,516	1,264
Interest expense, excluding interest allocated to business segments	(12)	(21)	(27)	(39)
Eliminations and other	(46)	(32)	(88)	(44)

	$4,816	$3,602	$8,888	$7,215

FORM 10-Q	Q/E 6/30/07
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     Net earnings for the second quarter and first six months of 2007 and 2006 are disaggregated in the table that follows. Amounts are after deducting minority interests and income taxes. Amounts are in millions.

	Second Quarter		First Six Months
	2007	2006	2007	2006
Insurance – underwriting	$632	$371	$1,233	$701
Insurance – investment income	862	782	1,610	1,485
Utilities and energy	231	158	524	391
Manufacturing, service and retailing	645	554	1,091	932
Finance and financial products	173	215	328	372
Other	(33)	(27)	(63)	(41)
Investment and derivative gains/losses	608	294	990	820

Net earnings	$3,118	$2,347	$5,713	$4,660

     Berkshire’s operating businesses are managed on an unusually decentralized basis. There are essentially no centralized or integrated business functions (such as sales, marketing, purchasing, legal or human resources) and there is minimal involvement by Berkshire’s corporate headquarters in the day-to-day business activities of the operating businesses. Berkshire’s corporate office management participates in and is ultimately responsible for significant capital allocation decisions, investment activities and the selection of the Chief Executive to head each of the operating businesses. The business segment data (Note 17 to the Interim Consolidated Financial Statements) should be read in conjunction with this discussion.
     Insurance — Underwriting
     Underwriting results from Berkshire’s insurance businesses for the second quarter and first six months of 2007 and 2006 are summarized below. Amounts are in millions.

	Second Quarter		First Six Months
	2007	2006	2007	2006
Underwriting gain attributable to:
GEICO	$325	$288	$620	$599
General Re	230	109	260	180
Berkshire Hathaway Reinsurance Group	356	137	909	231
Berkshire Hathaway Primary Group	63	43	112	78

Underwriting gain – pre-tax	974	577	1,901	1,088
Income taxes and minority interests	342	206	668	387

Net underwriting gain	$632	$371	$1,233	$701

     Berkshire engages in both primary insurance and reinsurance of property and casualty risks. Through General Re, Berkshire also reinsures life and health risks. In primary insurance activities, Berkshire subsidiaries assume defined portions of the risks of loss from persons or organizations that are directly subject to the risks. In reinsurance activities, Berkshire subsidiaries assume defined portions of similar or dissimilar risks that other insurers or reinsurers subject themselves to in their own insuring activities. Berkshire’s principal insurance and reinsurance businesses are: (1) GEICO, one of the four largest auto insurers in the U.S., (2) General Re, (3) Berkshire Hathaway Reinsurance Group and (4) Berkshire Hathaway Primary Group.
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

FORM 10-Q	Q/E 6/30/07
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
     GEICO’s pre-tax underwriting results for the second quarter and first six months of 2007 and 2006 are summarized in the table below. Dollar amounts are in millions.

	Second Quarter				First Six Months
	2007		2006		2007		2006
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums earned	$2,939	100.0	$2,737	100.0	$5,797	100.0	$5,375	100.0

Losses and loss expenses	2,095	71.3	1,968	71.9	4,138	71.4	3,802	70.7
Underwriting expenses	519	17.6	481	17.6	1,039	17.9	974	18.2

Total losses and expenses	2,614	88.9	2,449	89.5	5,177	89.3	4,776	88.9

Pre-tax underwriting gain	$325		$288		$620		$599

     Premiums earned in 2007 exceeded amounts earned in 2006 by $202 million (7.4%) for the second quarter and $422 million (7.9%) for the first six months. The growth in premiums earned for voluntary auto was 7.6%, which was less than the 9.3% increase in policies-in-force during the past year as average premiums per policy continue to slowly decline. Additional rate decreases will become effective over the remainder of 2007. Policies-in-force over the last twelve months increased 9.7% in the preferred risk auto line and 8.1% in the standard and nonstandard auto lines. Voluntary auto new business sales in the first six months of 2007 increased 5.3% compared to 2006. Voluntary auto policies-in-force at June 30, 2007 were 381,000 greater than at December 31, 2006.
     Losses and loss adjustment expenses incurred in 2007 exceeded 2006 amounts by $127 million for the second quarter and $336 million for the first six months. The ratio of losses and loss adjustment expenses incurred to earned premiums was 71.4% in the first six months of 2007 compared to 70.7% in 2006. Comparatively higher loss ratios are expected over the remainder of 2007 versus 2006 as premium rate reductions take effect. During the first six months of 2007, claims frequencies for physical damage coverages increased in the one to four percent range from 2006 while frequencies for injury coverages decreased in the three to five percent range. Injury and physical damage average severities in 2007 were generally about the same as 2006. Catastrophe losses in the first six months of 2007 were $19 million compared to $39 million in 2006. Underwriting expenses for the first six months of 2007 increased 6.7% versus 2006 primarily due to increased advertising.
     General Re
     General Re conducts a reinsurance business offering property and casualty and life and health coverages to clients worldwide. Property and casualty reinsurance is written in North America on a direct basis through General Reinsurance Corporation and internationally through 95% owned Cologne Re (based in Germany) and other wholly-owned affiliates. Property and casualty reinsurance is also written through brokers with respect to Faraday in London. Life and health reinsurance is written worldwide through Cologne Re. General Re’s underwriting results for the second quarter and first six months of 2007 and 2006 are summarized below. Amounts are in millions.

	Premiums earned				Pre-tax underwriting gain/loss
	Second Quarter		First Six Months		Second Quarter		First Six Months
	2007	2006	2007	2006	2007	2006	2007	2006
Property/casualty	$871	$910	$1,865	$1,783	$182	$73	$177	$116
Life/health	623	577	1,231	1,138	48	36	83	64

	$1,494	$1,487	$3,096	$2,921	$230	$109	$260	$180

     General Re strives to generate pre-tax underwriting gains in essentially all of its product lines. Underwriting performance is not evaluated based upon market share and underwriters are instructed to reject inadequately priced risks.

FORM 10-Q	Q/E 6/30/07
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     General Re (Continued)
Property/casualty
     Premiums earned in the second quarter of 2007 decreased $39 million (4.3%) from the second quarter of 2006 and increased $82 million (4.6%) for the first six months of 2007 compared to the corresponding 2006 period. Premiums earned in the first six months of 2007 included $114 million with respect to a first quarter reinsurance to close transaction that increased General Re’s economic interest in the runoff of Lloyd’s Syndicate 435’s 2001 year of account from 60% to 100%. There was no similar transaction in 2006. Excluding the impact of the reinsurance to close transaction and the effects of foreign exchange rate changes, premiums earned in the first six months of 2007 decreased $109 million (6.1%) versus 2006. The decline in premium volume was primarily attributable to policy cancellations/non-renewals exceeding new contracts. Price competition has increased in certain markets which could result in further declines in written and earned premiums over the remainder of 2007 when compared with 2006.
     The property/casualty business produced pre-tax underwriting gains in the second quarter and first six months of 2007 of $182 million and $177 million, respectively, compared to pre-tax underwriting gains of $73 million and $116 million in the corresponding 2006 periods. Pre-tax underwriting gains for the first six months of 2007 included gains of $174 million from property lines and $3 million from casualty lines. Property results for the first six months of 2007 included a $110 million loss from windstorm Kyrill that swept through northern Europe in January. There were no large individual property losses or significant catastrophe losses in the first six months of 2006. The casualty underwriting gains for the first six months of 2007 were net of $63 million in workers’ compensation reserve discount accretion and deferred charge amortization and were negatively affected by legal costs associated with the various regulatory investigations of finite reinsurance. The results for the first six months of 2006 consisted of $229 million in gains from property and aviation lines and $113 million of losses from casualty lines (including $69 million in discount accretion and deferred charge amortization).
Life/health
     Premiums earned in the second quarter of 2007 increased $46 million (8.0%) from the second quarter of 2006 and increased $93 million (8.2%) for the first six months of 2007 compared to 2006. Excluding the effects of changes in foreign currency exchange rates, premiums earned in the first six months of 2007 increased 4.3% versus 2006. The increase was primarily due to comparatively higher life volume in international markets. Life/health operations produced pre-tax underwriting gains in the second quarter and first six months of 2007 of $48 million and $83 million, respectively, compared to $36 million and $64 million for the corresponding periods in 2006. For the first six months of 2007, underwriting gains included $73 million in gains from international business and $10 million from North American business and were driven by favorable mortality for life coverages. The first six months of 2006 results included $66 million of underwriting gains from international business (primarily from life business) and $2 million of underwriting losses from North American business.
     Berkshire Hathaway Reinsurance Group
     The Berkshire Hathaway Reinsurance Group (“BHRG”) underwrites excess-of-loss reinsurance and quota-share coverages for insurers and reinsurers worldwide. BHRG’s business includes catastrophe excess-of-loss reinsurance and excess direct and facultative reinsurance for large or otherwise unusual discrete property risks referred to as individual risk. Retroactive reinsurance policies provide indemnification of losses and loss adjustment expenses with respect to past loss events. Other multi-line refers to other business written on both a quota-share and excess basis, participations in and contracts with Lloyd’s syndicates as well as aviation and workers’ compensation programs. The timing and amount of catastrophe losses can produce extraordinary volatility in BHRG’s periodic underwriting results, and, in particular, in the catastrophe and individual risk business. BHRG’s pre-tax underwriting results for the second quarter and first six months of 2007 and 2006 are summarized in the table below. Amounts are in millions.

	Premiums earned				Pre-tax underwriting gain/loss
	Second Quarter		First Six Months		Second Quarter		First Six Months
	2007	2006	2007	2006	2007	2006	2007	2006
Catastrophe and individual risk	$392	$483	$866	$908	$330	$239	$804	$439
Retroactive reinsurance	5	74	7,394	74	(112)	(72)	(190)	(159)
Other multi-line	625	588	1,342	1,183	138	(30)	295	(49)

	$1,022	$1,145	$9,602	$2,165	$356	$137	$909	$231

FORM 10-Q	Q/E 6/30/07
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Berkshire Hathaway Reinsurance Group (Continued)
     Premiums earned from catastrophe and individual risk contracts in the second quarter and first six months of 2007 decreased from amounts earned in the corresponding 2006 periods by $91 million (19%) and $42 million (5%), respectively. Since premiums are earned over the policy period, premiums earned in 2007 included meaningful amounts from business written in the prior year. Premiums written in the first six months of 2007 declined approximately 50% compared to the first six months of 2006. The decrease in written premiums was principally attributable to increased industry capacity for catastrophe reinsurance which has produced increased price competition and consequently fewer opportunities to write business. The level of catastrophe and individual risk business written in a given period will vary significantly based upon market conditions and management’s assessment of the adequacy of premium rates. Pre-tax underwriting gains in 2007 periods reflected no significant catastrophe loss events in 2007 and a net reduction in loss reserves for pre-2007 events. The underwriting results for the first six months of 2006 included losses incurred of approximately $245 million attributed to pre-2006 catastrophes, primarily Hurricane Wilma.
     Premiums from retroactive reinsurance for the first six months of 2007 included $7.1 billion from the Equitas reinsurance agreement which became effective on March 30, 2007. See Note 12 to the accompanying Interim Consolidated Financial Statements. Retroactive policies generally provide very large, but limited, indemnification of unpaid losses and loss adjustment expenses with respect to past loss events, and losses are generally expected to be paid over long periods of time. There was no net underwriting gain or loss recognized in connection with the Equitas reinsurance agreement as of its effective date. At the inception of the contract, the difference between the loss reserves established and the consideration received was recorded as a deferred charge ($2.2 billion) which will be amortized over the expected claim payment period. Periodic amortization charges are recorded as losses incurred. At June 30, 2007, unamortized deferred charges for all of BHRG’s retroactive contracts (including the Equitas agreement) were $3.8 billion and gross unpaid losses were $17.3 billion. The underwriting loss from retroactive policies for the second quarter and first six months of 2007 increased $40 million and $31 million, respectively, over the corresponding 2006 periods and was primarily attributable to the deferred charge amortization related to the Equitas agreement.
     Premiums earned in the first six months of 2007 from other multi-line business were $1,342 million, an increase of $159 million over the first six months of 2006. The comparative increase primarily reflects increased premiums from property quota-share contracts. Multi-line business produced a pre-tax underwriting gain of $295 million in 2007 versus a loss of $49 million in 2006. The comparative improvement in pre-tax underwriting results reflects reduced losses under property quota-share and workers’ compensation reinsurance contracts.
     Berkshire Hathaway Primary Group
     Premiums earned in the second quarter and first six months of 2007 by Berkshire’s various primary insurers were $495 million and $969 million, respectively, increases of $28 million (6%) and $72 million (8%) over the corresponding prior year periods. Berkshire’s primary insurers produced underwriting gains of $63 million and $112 million for the second quarter and first six months of 2007, respectively, as compared to $43 million and $78 million in the comparable prior year periods. The increases in underwriting gains in 2007 versus 2006 reflect improved underwriting results at most of Berkshire’s other primary insurers, as well as underwriting gains from Applied Underwriters (acquired in May 2006).
     Insurance - Investment Income
     Net investment income of Berkshire’s insurance businesses for the second quarter and first six months of 2007 and 2006 is summarized in the table below. Amounts are in millions.

	Second Quarter		First Six Months
	2007	2006	2007	2006
Investment income before taxes and minority interests	$1,236	$1,102	$2,314	$2,120
Income taxes and minority interests	374	320	704	635

Investment income after taxes and minority interests	$862	$782	$1,610	$1,485

FORM 10-Q	Q/E 6/30/07
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Insurance - Investment Income (Continued)
     Pre-tax investment income consists of interest and dividends earned on cash equivalents and fixed maturity and equity investments of Berkshire’s insurance businesses. Pre-tax investment income earned in 2007 by Berkshire’s insurance businesses exceeded amounts earned in 2006 by $134 million (12%) in the second quarter and $194 million (9%) in the first six months. The increases in investment income in 2007 primarily reflect higher short-term interest rates in the United States and increased dividend income during the first six months of 2007 as compared to 2006.
     A summary of investments held in Berkshire’s insurance businesses follows. Amounts are in millions.

	June 30,	Dec. 31,	June 30,
	2007	2006	2006
Cash and cash equivalents	$35,910	$34,590	$34,154
Equity securities	73,237	61,168	51,714
Fixed maturity securities	24,709	25,272	26,600
Other	708	812	906

	$134,564	$121,842	$113,374

     Fixed maturity securities as of June 30, 2007 were as follows. Amounts are in millions.

	Amortized	Unrealized
	Cost	Gains/Losses	Fair Value
U.S. Treasury, government corporations and agencies	$2,497	$(14)	$2,483
States, municipalities and political subdivisions	2,379	21	2,400
Foreign governments	9,375	(61)	9,314
Corporate bonds and redeemable preferred stocks, investment grade	3,852	28	3,880
Corporate bonds and redeemable preferred stocks, non-investment grade	1,888	1,033	2,921
Mortgage-backed securities	3,714	(3)	3,711

	$23,705	$1,004	$24,709

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
     Invested assets derive from shareholder capital and reinvested earnings as well as net liabilities assumed under insurance contracts or “float.” The major components of float are unpaid losses, unearned premiums and other liabilities to policyholders less premiums and reinsurance receivables, deferred charges assumed under retroactive reinsurance contracts and deferred policy acquisition costs. Float totaled approximately $58.5 billion at June 30, 2007 versus approximately $51 billion at December 31, 2006. The increase in float in 2007 was principally due to the Equitas reinsurance transaction. The cost of float, as represented by the ratio of pre-tax underwriting gain or loss to average float, was negative for the first six months of 2007 and 2006, as Berkshire’s insurance businesses generated pre-tax underwriting gains in each period.

FORM 10-Q	Q/E 6/30/07
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Utilities and Energy (“MidAmerican”)
     Revenues and earnings from MidAmerican for the second quarter and first six months of 2007 and 2006 are summarized below. Amounts are in millions.

	Second Quarter				First Six Months
	Revenues		Earnings		Revenues		Earnings
	2007	2006	2007	2006	2007	2006	2007	2006
MidAmerican Energy Company	$983	$772	$89	$55	$2,234	$1,830	$212	$170
PacifiCorp	1,043	868	156	75	2,081	946	319	91
Natural gas pipelines	223	192	70	43	546	491	252	184
U.K. utilities	263	224	76	73	519	442	156	146
Real estate brokerage	475	523	37	41	813	884	35	45
Other	73	109	19	62	140	288	57	179

	$3,060	$2,688			$6,333	$4,881

Earnings before corporate interest and taxes			447	349			1,031	815
Interest, other than to Berkshire			(75)	(71)			(146)	(119)
Interest on Berkshire junior debt			(29)	(36)			(58)	(71)
Income taxes and minority interests			(102)	(89)			(273)	(223)

Net earnings			$241	$153			$554	$402

Earnings applicable to Berkshire *			$231	$158			$524	$391

Debt owed to others at June 30							$18,214	$16,138
Debt owed to Berkshire at June 30							$988	$1,222

*	Net of minority interests and includes interest earned by Berkshire (net of related income taxes).
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
     Revenues in 2007 from MidAmerican Energy Company (“MEC”) increased $211 million (27%) in the second quarter and $404 million (22%) for the first six months over the comparable 2006 periods. MEC’s non-regulated energy sales in 2007 exceeded 2006 by $164 million in the second quarter and $251 million for the first six months and were primarily due to increased electric sales volumes and prices driven by improved market opportunities. MEC’s regulated natural gas sales in 2007 exceeded 2006 by $40 million in the second quarter and $83 million for the first six months, which were primarily attributable to higher unit sales resulting from colder temperatures. In the first six months of 2007, MEC’s regulated retail and wholesale electricity sales exceeded 2006 by $71 million, which reflected higher unit sales, more extreme temperatures and an expanding customer base.
     Earnings before corporate interest and taxes (“EBIT”) from MEC increased $34 million (62%) in the second quarter and $42 million (25%) for the first six months over the comparable 2006 periods. The increases were mainly due to higher gross margins (sales less energy costs) of $33 million in the second quarter and $59 million for the first six months. In addition, MEC benefited from lower depreciation and amortization expense in 2007 as a result of decreases related to MEC’s Iowa revenue sharing arrangement, partially offset by increased costs to restore facilities damaged by storms in the first quarter of 2007.
     Revenues in 2007 from PacifiCorp increased $175 million (20%) in the second quarter and $1,135 million (120%) for the first six months versus 2006. Revenues and EBIT of PacifiCorp for 2006 in the preceding table are included beginning as of the acquisition date (March 21, 2006). The second quarter comparative increase in revenues reflects increased retail revenues ($79 million), primarily from regulatory-approved rate increases and higher customer usage, and increased wholesale electricity sales ($41 million). EBIT from PacifiCorp increased $81 million (108%) in the second quarter and $228 million (251%) for the first six months versus 2006. The second quarter increase in EBIT was primarily due to the higher retail and wholesale revenues discussed above, partially offset by higher fuel and purchased power costs ($70 million). Fuel costs increased to satisfy the higher volumes and because of higher average unit costs.
     Revenues from natural gas pipelines increased $31 million (16%) in the second quarter and $55 million (11%) for the first six months over the comparable 2006 periods. The increases were primarily due to higher demand and rates resulting from favorable market conditions. EBIT from natural gas pipelines increased $27 million (63%) in the second quarter and $68 million (37%) for the first six months over the comparable 2006 periods. The increases in EBIT were mainly due to higher revenue and lower depreciation and amortization due to expected changes in depreciation rates in connection with a current rate proceeding.

FORM 10-Q	Q/E 6/30/07
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Utilities and Energy (“MidAmerican”) (Continued)
     Revenues and EBIT from U.K. utilities in the second quarter and the first six months of 2007 increased over the comparable 2006 periods. The increases were primarily attributable to the strengthening of the Pound Sterling versus the U.S. dollar as well as higher gas production and distribution revenues.
     Revenues and EBIT from real estate brokerage decreased in the second quarter and first six months of 2007 from the comparable 2006 periods due to lower transaction volume as a result of the slowdown in U.S. residential real estate activity. Revenues and EBIT from other activities in 2006 included pre-tax gains of $28 million in the second quarter and $117 million in the first six months from the disposal of equity securities. There were no significant gains in 2007.
     Manufacturing, Service and Retailing
     A comparison of second quarter and first six months revenues and pre-tax earnings of 2007 and 2006 for the manufacturing, service and retailing businesses follows. Amounts are in millions.

	Second Quarter				First Six Months
	Revenues		Earnings		Revenues		Earnings
	2007	2006	2007	2006	2007	2006	2007	2006
McLane Company	$6,933	$6,291	$72	$56	$13,556	$12,398	$130	$111
Shaw Industries	1,407	1,539	111	169	2,692	2,978	202	324
Other manufacturing	3,817	2,878	567	414	7,030	5,493	1,011	741
Other service	2,033	1,503	282	208	3,568	2,699	421	269
Retailing	797	758	55	49	1,568	1,485	104	91

	$14,987	$12,969			$28,414	$25,053

Pre-tax earnings			$1,087	$896			$1,868	$1,536
Income taxes and minority interests			442	342			777	604

			$645	$554			$1,091	$932

McLane Company
     Revenues from McLane’s grocery and food service wholesale distribution business for the second quarter and first six months of 2007 increased $642 million (10%) and $1,158 million (9%), respectively, over revenues in the corresponding 2006 periods. A portion of the revenue increase was attributable to manufacturer price increases and certain state excise tax increases which McLane attempts to recover through its selling prices. In addition, both the grocery and foodservice divisions added new customers. In 2007, pre-tax earnings increased $16 million (29%) for the second quarter and $19 million (17%) for the first six months as compared to the corresponding 2006 periods. The increases in pre-tax earnings reflect the increased sales volume. In addition, pre-tax earnings in 2007 include a gain in the second quarter of $10 million from a litigation settlement. McLane’s business is marked by high volume and low gross margins. The gross margin rate for the first six months of 2007 of 5.82% was approximately 0.1 of a percentage point lower than in 2006. The impact of the reduced gross margin rate was partially offset by a decline in other operating expenses. Approximately 1/3 of McLane’s annual revenues are from sales to Wal-Mart. A curtailment of purchasing by Wal-Mart could have a material adverse impact on the earnings of McLane.
Shaw Industries
     Revenues of Shaw Industries in the second quarter and first six months of 2007 declined $132 million (9%) and $286 million (10%), respectively, as compared with the same periods in 2006. For the first six months of 2007, unit sales volume decreased 11.5% versus 2006, primarily reflecting the slowdown in residential housing construction that began in 2006 and has continued during 2007. In 2007, pre-tax earnings decreased $58 million (34%) for the second quarter and $122 million (38%) for the first six months as compared to 2006. The declines in earnings reflect the aforementioned decline in volume and higher product costs due primarily to comparatively higher raw material prices and lower manufacturing efficiencies from decreased production. These factors combined to produce a 23% decline in gross margin for the first six months of 2007 versus 2006 which was partially offset by a decrease in selling, general and administrative costs.

FORM 10-Q	Q/E 6/30/07
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Manufacturing, Service and Retailing (Continued)
Other manufacturing
     Berkshire’s other manufacturing businesses include a wide array of businesses. Included in this group are several manufacturers of building products (Acme Building Brands, Benjamin Moore, Johns Manville and MiTek) and apparel (Fruit of the Loom (which includes Russell Corporation—acquired in August 2006 and the VF Corporation intimate apparel business—acquired in April 2007), Garan, Fechheimers, Justin Brands and the H.H. Brown Shoe Group). Also included in this group are Forest River, a leading manufacturer of leisure vehicles and the Iscar Metalworking Companies (“IMC”), an industry leader in the metal cutting tools business with operations worldwide that was acquired on July 5, 2006. There are numerous other manufacturers of consumer and commercial products in this diverse group.
     Revenues in 2007 of Berkshire’s other manufacturing businesses increased $939 million (33%) for the second quarter and $1,537 million (28%) for the first six months as compared to the corresponding 2006 periods. The comparative increase in first six month revenues was primarily attributable to businesses acquired since mid-2006, partially offset by a decline in revenues of the building products businesses. Pre-tax earnings of the manufacturing businesses were $567 million in the second quarter and $1,011 million in the first six months of 2007 and represented increases of $153 million (37%) and $270 million (36%), respectively, over 2006. The increases were primarily due to the inclusion of IMC and increased earnings of the apparel businesses, partially offset by comparatively lower earnings of the building products businesses. The revenue and earnings declines of the building products businesses were primarily attributable to the general slowdown in residential housing construction activity.
Other service
     Other service businesses include NetJets, the world’s leading provider of fractional ownership programs for general aviation aircraft and FlightSafety, a provider of high technology training to operators of aircraft and ships. Among other businesses included in this group are Pampered Chef, a direct seller of high quality kitchen tools; International Dairy Queen, a licensor and service provider to about 6,000 stores that offer prepared dairy treats and food; Buffalo News, a publisher of a daily and Sunday newspaper; Business Wire, a leading distributor of corporate news, multimedia and regulatory filings; and TTI, a leading electronic components distributor.
     Revenues from the other service businesses in the second quarter and first six months of 2007 increased $530 million (35%) and $869 million (32%), respectively, compared to 2006. Pre-tax earnings in the second quarter and first six months increased $74 million (36%) and $152 million (57%), respectively, compared to 2006. These results were primarily due to significantly improved results at NetJets as fractional sales and flight operations revenues for the first six months of 2007 increased $474 million over 2006. Pre-tax earnings of NetJets for the first six months of 2007 were $109 million in 2007 compared to $29 million in 2006. In 2007, operating margins increased reflecting higher aircraft utilization rates as revenue flight hours increased approximately 15%. Also contributing to the improved results of NetJets were the effects of price increases and a change in the mix of aircraft flown. The number of aircraft managed within the NetJets program over the past twelve months increased 15%. Increased revenues and pre-tax earnings of the other service businesses in 2007 as compared to 2006 also were due to the post-acquisition date results of TTI (acquired March 31, 2007) and Business Wire (acquired February 28, 2006) as well as comparative increases in revenues and pre-tax earnings of FlightSafety.
Retailing
     Berkshire’s retailing operations consist of several home furnishings (Nebraska Furniture Mart, R.C. Willey, Star Furniture and Jordan’s) and jewelry (Borsheims, Helzberg and Ben Bridge) retailers. See’s Candies is also included in this group. Revenues of the retailing businesses in the second quarter and first six months of 2007 increased $39 million (5%) and $83 million (6%), respectively, over the corresponding 2006 periods. The comparative revenue increases were principally attributable to the home furnishings businesses. Pre-tax earnings in 2007 of the retailing businesses increased $6 million (12%) in the second quarter and $13 million (14%) in the first six months as compared to 2006. The increase in pre-tax earnings for the first six months of 2007 was primarily attributable to the home furnishings businesses and See’s Candies.

FORM 10-Q	Q/E 6/30/07
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Finance and Financial Products
     A summary of revenues and pre-tax earnings from Berkshire’s finance and financial products businesses follows. Amounts are in millions.

	Second Quarter				First Six Months
	Revenues		Earnings		Revenues		Earnings
	2007	2006	2007	2006	2007	2006	2007	2006
Manufactured housing and finance	$1,009	$912	$146	$141	$1,854	$1,771	$262	$259
Furniture/transportation equipment leasing	206	217	33	41	406	430	62	79
Other	156	216	98	161	314	366	195	256

	$1,371	$1,345			$2,574	$2,567

Pre-tax earnings			$277	$343			$519	$594
Income taxes and minority interests			104	128			191	222

			$173	$215			$328	$372

     Revenues in the second quarter and first six months of 2007 from manufactured housing and finance activities (Clayton Homes) increased $97 million (11%) and $83 million (5%), respectively, over the comparable 2006 periods. Revenues from home sales in 2007 increased approximately $90 million for the second quarter and $63 million for the first six months. Unit sales of homes in the first six months of 2007 decreased approximately 8% from 2006, but the impact of the decline was more than offset by higher average selling prices. The increase in average selling prices was partially attributable to revenues from land/home sales that included lower margin add-on features.
     Pre-tax earnings from Clayton Homes in the second quarter and first six months of 2007 increased slightly from the second quarter and first six months of 2006. For the first six months of 2007, earnings from manufacturing, retail and community activities declined primarily due to reduced unit sales and lower gross margins which were negatively affected by increased sales of lower margin add-on features and increased price competition. Earnings from financing activities in 2007 benefited from increased net interest income and lower credit losses versus 2006. Installment loan balances were approximately $10.5 billion as of June 30, 2007 and $9.8 billion as of June 30, 2006.
     Revenues from furniture/transportation equipment leasing activities for the second quarter and first six months of 2007 decreased $11 million (5%) and $24 million (6%), respectively, as compared to 2006. Pre-tax earnings for the second quarter and first six months of 2007 declined $8 million (20%) and $17 million (22%), respectively, compared to 2006. The declines were primarily attributable to lower rental income driven by lower utilization rates for over-the-road trailer and storage units. Due to significant cost components of this business being fixed (depreciation and facility expenses), pre-tax earnings declined disproportionately to revenues. Revenues and pre-tax earnings of other finance businesses in the second quarter and first six months of 2006 included an equity commitment fee of $67 million.
     Investment and Derivative Gains/Losses
     A summary of investment and derivative gains and losses follows. Amounts are in millions.

	Second Quarter		First Six Months
	2007	2006	2007	2006
Investment gains/losses -
Sales and other disposals of investments -
Insurance and other	$562	$291	$992	$728
Finance and financial products	2	3	3	5
Other-than-temporary impairments	—	(139)	(1)	(140)
Other	45	114	58	124
Derivative gains/losses -
Foreign currency forward contracts	34	87	29	238
Other	285	103	435	309

Gains/losses before income taxes and minority interests	928	459	1,516	1,264
Income taxes and minority interests	320	165	526	444

Net gains/losses	$608	$294	$990	$820

FORM 10-Q	Q/E 6/30/07
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Investment and Derivative Gains/Losses (Continued)
     Investment gains or losses are recognized upon the sales of investments or as otherwise required under GAAP. The timing of realized gains or losses from sales can have a material effect on periodic earnings. However, such gains or losses usually have little, if any, impact on total shareholders’ equity because most equity and fixed maturity investments are carried at fair value with the unrealized gain or loss included in shareholders’ equity as a component of accumulated other comprehensive income. Other-than-temporary impairment losses represent the adjustment of cost to fair value when, as required by GAAP, management concludes that an investment’s decline in value below cost is other than temporary. Impairment losses represent a non-cash charge to earnings.
     As of June 30, 2007, other derivative contracts primarily pertain to credit default risks of other entities as well as equity price risks associated with major equity indices. Such contracts are carried at estimated fair value and changes in estimated fair value are included in earnings in the period of the change. The gains from other derivative contracts in 2007 and 2006 are principally attributable to non-cash changes in the fair values of the related contracts and reflect generally higher equity index values and tighter interest rate spreads, among other factors. Since these contracts generally may not be settled before the expiration date (up to 20 years in the future) the amount of cash basis gains or losses will not be known for years. Nevertheless, the fair values on any given reporting date and the resulting gains and losses reflected in earnings will likely be volatile, reflecting the volatility of equity and credit markets.
Financial Condition
     Berkshire’s balance sheet continues to reflect significant liquidity and a strong capital base. Consolidated shareholders’ equity at June 30, 2007 was $115.3 billion. Cash and invested assets, excluding assets of finance and financial products businesses, was $140.4 billion at June 30, 2007 (including cash and cash equivalents of $41.1 billion) and $126.1 billion at December 31, 2006 (including cash and cash equivalents of $38.3 billion). Berkshire’s invested assets are held predominantly in insurance subsidiaries. A large amount of capital is maintained in the insurance subsidiaries for strategic and marketing purposes and in support of reserves for unpaid losses.
     Capital expenditures of the utilities and energy businesses were $1.7 billion in the first six months of 2007. Capital expenditures, construction and other development costs for the year ending December 31, 2007 are forecasted to be approximately $3.8 billion. MidAmerican expects to fund these capital expenditures with cash flows from operations and the issuance of debt. MidAmerican utilizes debt to finance the construction of long-lived regulated electric and gas utility assets, including power plants, transmission and distribution assets and natural gas pipelines and may also issue debt to finance operations. Certain of its borrowings are secured by certain assets of its regulated utility subsidiaries. During the first six months of 2007, MidAmerican issued $1.95 billion par amount of new term debt and repaid $739 million par amount of debt, including repayments of short-term borrowings. Long-term debt of MidAmerican maturing over the remainder of 2007 and 2008 is $2.9 billion, with an additional $1.7 billion due before 2012. Berkshire has committed until March 2011 to provide up to $3.5 billion of additional capital to MidAmerican to permit the repayment of its debt obligations or to fund its regulated utility subsidiaries. Berkshire has not and does not intend to guarantee the repayment of debt by MidAmerican or any of its subsidiaries.
     Notes payable and other borrowings of insurance and other businesses were $3,108 million at June 30, 2007, a decrease of $590 million from December 31, 2006, reflecting maturities and prepayments of $303 million of parent company debt, reductions in commercial paper (principally NetJets) and repayments of other borrowings of subsidiaries. An additional $334 million of parent company borrowings will mature on November 15, 2007, representing the outstanding senior notes issued as part of the SQUARZ securities in 2002. The SQUARZ securities also included warrants that expired on May 15, 2007. Berkshire issued 3,715 Class A equivalent shares of common stock during 2007 in connection with the SQUARZ warrant exercises in exchange for $333 million.
     Assets of the finance and financial products businesses were $25.3 billion as of June 30, 2007 and $24.6 billion at December 31, 2006. Assets of these businesses consist primarily of loans and finance receivables, fixed maturity securities and cash and cash equivalents. Liabilities were $20.3 billion as of June 30, 2007 and $19.4 billion at December 31, 2006 and included notes payable and other borrowings of $12.3 billion at June 30, 2007. Notes payable as of June 30, 2007 included $8.85 billion par amount of medium-term notes issued by Berkshire Hathaway Finance Corporation (“BHFC”) of which $700 million par amount matured in July 2007. The remaining BHFC notes are unsecured and mature at various dates extending through 2015, including $3.1 billion due in 2008. The proceeds from these notes were used to finance originated and acquired loans of Clayton Homes. Full and timely payment of principal and interest on the notes issued by BHFC is guaranteed by Berkshire. In addition, Clayton Homes has borrowings of $1.5 billion that are secured by portfolios of manufactured housing loans and are not guaranteed by Berkshire.

FORM 10-Q	Q/E 6/30/07
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Contractual Obligations
     Berkshire and its subsidiaries are parties to contracts associated with ongoing business and financing activities, which will result in cash payments to counterparties in future periods. Certain obligations reflected in the Consolidated Balance Sheets, such as notes payable, require future payments on contractually specified dates and in fixed and determinable amounts. The timing and amount of the payment of other obligations, such as unpaid property and casualty loss reserves, are contingent upon the outcome of future events. Other obligations pertain to the acquisition of goods or services in the future and are not currently reflected in the financial statements. Berkshire’s consolidated contractual obligations as of June 30, 2007 did not change materially from those disclosed in “Contractual Obligations,” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2006 except as discussed in the following paragraph.
     On March 30, 2007, a reinsurance transaction became effective with Equitas that provides for the payment of losses and loss adjustment expenses of Equitas with respect to non-life insurance and reinsurance exposures. Loss reserves assumed as of the effective date of the transaction were $9.3 billion. The payment of such losses commenced at that time and will continue over a significant period of time, likely decades, until the underlying insurance and reinsurance policy obligations are extinguished or the reinsurance limits of indemnification are exhausted. The ultimate timing and amount of these payments are contingent on various factors discussed in the following section on Critical Accounting Policies. Estimated loss and loss adjustment payments over the next five years are as follows (in millions): 2007—$800; 2008—$700; 2009—$600; 2010—$600 and 2011—$500. Actual payments will likely vary, perhaps significantly, from these estimates.
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
     Berkshire’s Consolidated Balance Sheet as of June 30, 2007 includes estimated liabilities for unpaid losses from property and casualty insurance and reinsurance contracts of $56.5 billion, an increase of $8.8 billion from December 31, 2006. The increase in unpaid loss reserves was principally due to the Equitas reinsurance transaction that became effective on March 30, 2007. The reserves associated with this reinsurance transaction are considered to be long-tailed and include significant amounts related to asbestos, environmental, mass tort as well as other losses. Due to the inherent uncertainties in the process of establishing loss reserve amounts, the actual ultimate claim amounts will likely differ from the currently recorded amounts. A very small percentage change in estimates of this magnitude will result in a material effect on reported earnings. The effects from changes in these estimates are recorded as a component of losses incurred in the period of the change.
     Unamortized deferred charges on retroactive reinsurance policies assumed totaled $4.0 billion at June 30, 2007. Significant changes in either the timing or ultimate amount of loss payments related to retroactive reinsurance contracts may have a significant effect on unamortized deferred charges and the amount of periodic amortization.
     Berkshire’s Consolidated Balance Sheet as of June 30, 2007 includes goodwill of acquired businesses of $32.4 billion. A significant amount of judgment is required in performing goodwill impairment tests. Such tests include periodically determining or reviewing the estimated fair value of Berkshire’s reporting units. There are several methods of estimating a reporting unit’s fair value, including market quotations, asset and liability fair values and other valuation techniques, such as discounted projected future net earnings and multiples of earnings. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then individual assets, including identifiable intangible assets, and liabilities of the reporting unit are estimated at fair value. The excess of the estimated fair value of the reporting unit over the estimated fair value of net assets would establish the implied value of goodwill. The excess of the recorded amount of goodwill over the implied value is then charged to earnings as an impairment loss.

FORM 10-Q	Q/E 6/30/07
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Critical Accounting Policies (Continued)
     Berkshire’s consolidated financial position reflects very significant amounts of invested assets and derivative contract assets and liabilities that are measured at fair value. A substantial portion of invested assets are carried at fair value based upon current market quotations and, when not available, based upon fair value pricing matrices or models. Derivative contract values reflect estimates of the amounts at which the contracts could be settled based upon varying levels of observable market information. Certain of Berkshire’s fixed maturity securities are not actively traded in the securities markets, and loans and finance receivables of Berkshire’s finance businesses are not traded at all. Considerable judgment may be required in determining the assumptions used in certain pricing models, including interest rate, loan prepayment speed, credit risk and liquidity risk assumptions. Significant changes in these assumptions may have a significant effect on fair values.
     Information concerning recently issued accounting pronouncements which are not yet effective is included in Note 15 to the Interim Consolidated Financial Statements. Berkshire does not currently expect any of the recently issued accounting pronouncements to have a material effect on its financial condition.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Reference is made to Berkshire’s most recently issued Annual Report and in particular the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of June 30, 2007, management believes there are no material changes in the market risks described in Berkshire’s most recently issued Annual Report on Form 10-K for the year ended December 31, 2006.
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

FORM 10-Q	Q/E 6/30/07
Part II Other Information
Item 1. Legal Proceedings
     Berkshire and its subsidiaries are parties in a variety of legal actions arising out of the normal course of business. In particular, such legal actions affect Berkshire’s insurance and reinsurance businesses. Such litigation generally seeks to establish liability directly through insurance contracts or indirectly through reinsurance contracts issued by Berkshire subsidiaries. Plaintiffs occasionally seek punitive or exemplary damages. Berkshire does not believe that such normal and routine litigation will have a material effect on its financial condition or results of operations. Berkshire and certain of its subsidiaries are also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines and penalties in substantial amounts. Reference is made to Note 21 to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2006 for detailed discussion of such actions. Material developments related to such actions since December 31, 2006 are discussed below.
     Governmental Investigations — In April 2005, the Australian Prudential Regulation Authority (“APRA”) announced an investigation involving financial or finite reinsurance transactions by General Reinsurance Australia Limited (“GRA”), a subsidiary of General Reinsurance. An inspector was appointed by APRA under section 52 of the Insurance Act 1973 to conduct an investigation of GRA’s financial or finite reinsurance business. GRA and General Reinsurance cooperated fully with this investigation. On June 28, 2007, APRA announced that it had concluded its investigation and imposed a condition on GRA’s license that requires it to maintain a majority of independent directors on its local board.
     Civil Litigation — Insurance Brokerage Antitrust Litigation — Berkshire, General Re and General Reinsurance were named as defendants in this multidistrict litigation (In Re: Insurance Brokerage Antitrust Litigation, MDL No. 1663 (D.N.J.)) in which plaintiffs alleged an industry-wide scheme on the part of commercial insurance brokers and insurance companies to defraud a purported class of insurance purchasers through bid-rigging and contingent commission arrangements. On April 5, 2007, the Court dismissed all federal antitrust and RICO claims against Berkshire, General Re and General Reinsurance. On May 21, 2007, the plaintiffs concluded a settlement agreement with Berkshire, General Re and General Reinsurance that fully and finally resolved this litigation, as between these settling parties, without payment or admission of any liability on the part of these settling defendants.
Item 1A. Risk Factors
     Berkshire’s significant business risks are described in Item 1A to Form 10-K for the year ended December 31, 2006 to which reference is made herein. Management believes there are no significant changes in risk factors since December 31, 2006.
Item 4. Submission of Matters to a Vote of Security Holders
     At the annual meeting of shareholders of Berkshire Hathaway Inc. (“Berkshire”), held May 5, 2007, Berkshire’s shareholders re-elected Berkshire’s directors in an uncontested election. Berkshire’s shareholders also voted on a shareholder proposal to prohibit investing in any foreign corporation or subsidiary corporation that engages in activities that would be prohibited for U.S. corporations by Executive order of the President of the Untied States. Proxies for the meeting had previously been solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934.
     Following are the votes cast for and against each director. There were no votes withheld, abstentions or broker non-votes.

Directors	For	Against
Warren E. Buffett	1,010,769	1,013
Howard G. Buffett	1,010,563	1,220
Susan L. Decker	1,010,951	831
William H. Gates III	1,009,377	2,405
David S. Gottesman	1,010,973	809
Charlotte Guyman	1,010,805	978
Donald R. Keough	1,010,972	810
Charles T. Munger	1,010,634	1,148
Thomas S. Murphy	1,008,564	3,219
Ronald L. Olson	1,010,490	1,292
Walter Scott, Jr.	1,010,712	1,070
     Votes on the shareholder proposal were as follows:

For	Against	Abstain
15,740	830,598	6,013

FORM 10-Q	Q/E 6/30/07
Item 6. Exhibits
a. Exhibits
31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications
SIGNATURE
     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC.
(Registrant)

Date August 3, 2007	/s/ Marc D. Hamburg

(Signature)
Marc D. Hamburg, Vice President
and Principal Financial Officer