Form 10-Q
period 2007-09-30
BERKSHIRE HATHAWAY INC
filed 2007-11-02
CIK 1067983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Number of shares of common stock outstanding as of October 26, 2007:
Class A — 1,085,703
Class B — 13,855,629

FORM 10-Q	Q/E 9/30/07
BERKSHIRE HATHAWAY INC.

FORM 10-Q	Q/E 9/30/07
Part I Financial Information
Item 1. Financial Statements
BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Insurance and Other:
Cash and cash equivalents	$38,606	$37,977
Investments:
Fixed maturity securities	26,669	25,300
Equity securities	77,866	61,533
Other	691	905
Receivables	14,171	12,881
Inventories	5,928	5,257
Property, plant and equipment	9,863	9,303
Goodwill	26,125	25,678
Deferred charges reinsurance assumed	3,921	1,964
Other	7,200	6,538

	211,040	187,336

Utilities and Energy:
Cash and cash equivalents	1,978	343
Property, plant and equipment	25,544	24,039
Goodwill	5,591	5,548
Other	6,395	6,560

	39,508	36,490

Finance and Financial Products:
Cash and cash equivalents	6,499	5,423
Investments in fixed maturity securities	2,888	3,012
Loans and finance receivables	11,876	11,498
Goodwill	1,013	1,012
Other	3,692	3,666

	25,968	24,611

	$276,516	$248,437

See accompanying Notes to Interim Consolidated Financial Statements

FORM 10-Q	Q/E 9/30/07
BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(dollars in millions except per share amounts)

	September 30,	December 31,
	2007	2006
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Losses and loss adjustment expenses	$56,337	$47,612
Unearned premiums	7,567	7,058
Life and health insurance benefits	3,733	3,600
Other policyholder liabilities	4,125	3,938
Accounts payable, accruals and other liabilities	10,825	9,654
Income taxes, principally deferred	21,517	19,170
Notes payable and other borrowings	3,087	3,698

	107,191	94,730

Utilities and Energy:
Accounts payable, accruals and other liabilities	6,260	6,693
Notes payable and other borrowings	19,393	16,946

	25,653	23,639

Finance and Financial Products:
Accounts payable, accruals and other liabilities	2,889	3,543
Notes payable and other borrowings	12,244	11,961
Derivative contract liabilities	6,074	3,883

	21,207	19,387

Total liabilities	154,051	137,756

Minority shareholders’ interests	2,562	2,262

Shareholders’ equity:
Common stock:
Class A, $5 par value; Class B, $0.1667 par value	8	8
Capital in excess of par value	26,946	26,522
Accumulated other comprehensive income	23,743	22,977
Retained earnings	69,206	58,912

Total shareholders’ equity	119,903	108,419

	$276,516	$248,437

See accompanying Notes to Interim Consolidated Financial Statements

FORM 10-Q	Q/E 9/30/07
BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in millions except per share amounts)

	Third Quarter		First Nine Months
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Revenues:
Insurance and Other:
Insurance premiums earned	$6,020	$6,359	$25,484	$17,717
Sales and service revenues	15,092	13,514	43,073	38,242
Interest, dividend and other investment income	1,274	1,117	3,678	3,272
Investment gains/losses	3,001	278	4,048	887

	25,387	21,268	76,283	60,118

Utilities and Energy:
Operating revenues	3,067	2,780	9,294	7,452
Other revenues	83	69	189	278

	3,150	2,849	9,483	7,730

Finance and Financial Products:
Interest income	433	400	1,283	1,200
Investment gains/losses	186	—	191	108
Derivative gains/losses	(122)	(11)	340	534
Other	903	854	2,622	2,618

	1,400	1,243	4,436	4,460

	29,937	25,360	90,202	72,308

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	3,337	3,204	17,372	10,071
Life and health insurance benefits	432	356	1,247	1,152
Insurance underwriting expenses	1,499	1,372	4,212	3,979
Cost of sales and services	12,319	11,110	35,169	31,530
Selling, general and administrative expenses	1,732	1,560	5,134	4,378
Interest expense	42	60	122	150

	19,361	17,662	63,256	51,260

Utilities and Energy:
Cost of sales and operating expenses	2,373	2,167	7,269	5,908
Interest expense	296	266	848	710

	2,669	2,433	8,117	6,618

Finance and Financial Products:
Interest expense	143	137	443	411
Other	917	827	2,651	2,503

	1,060	964	3,094	2,914

	23,090	21,059	74,467	60,792

Earnings before income taxes and minority interests	6,847	4,301	15,735	11,516
Income taxes	2,197	1,451	5,202	3,901
Minority shareholders’ interests	97	78	267	183

Net earnings	$4,553	$2,772	$10,266	$7,432

Average common shares outstanding *	1,547,368	1,542,173	1,545,128	1,541,581

Net earnings per common share *	$2,942	$1,797	$6,644	$4,821

*	Average shares outstanding include average Class A common shares and average Class B common shares determined on an equivalent Class A common stock basis. Net earnings per share shown above represents net earnings per equivalent Class A common share. Net earnings per Class B common share is equal to one-thirtieth (1/30) of such amount.
See accompanying Notes to Interim Consolidated Financial Statements

FORM 10-Q	Q/E 9/30/07
BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	First Nine Months
	2007	2006
	(Unaudited)
Net cash flows from operating activities	$11,351	$7,882

Cash flows from investing activities:
Purchases of securities with fixed maturities	(9,057)	(6,341)
Purchases of equity securities	(16,850)	(6,430)
Sales of securities with fixed maturities	6,781	1,886
Redemptions and maturities of securities with fixed maturities	7,408	8,577
Sales of equity securities	5,791	2,527
Purchases of loans and finance receivables	(448)	(246)
Principal collections on loans and finance receivables	1,039	801
Acquisitions of businesses, net of cash acquired	(1,628)	(10,137)
Purchases of property, plant and equipment	(3,917)	(3,141)
Other	482	742

Net cash flows from investing activities	(10,399)	(11,762)

Cash flows from financing activities:
Proceeds from borrowings of finance businesses	1,149	65
Proceeds from borrowings of utilities and energy businesses	2,939	2,065
Proceeds from other borrowings	91	203
Repayments of borrowings of finance businesses	(1,021)	(268)
Repayments of borrowings of utilities and energy businesses	(250)	(257)
Repayments of other borrowings	(616)	(954)
Change in short term borrowings	(414)	245
Other	510	12

Net cash flows from financing activities	2,388	1,111

Increase (decrease) in cash and cash equivalents	3,340	(2,769)
Cash and cash equivalents at beginning of year *	43,743	45,018

Cash and cash equivalents at end of first nine months *	$47,083	$42,249

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$3,096	$3,600
Interest of finance and financial products businesses	441	397
Interest of utilities and energy businesses	795	633
Interest of insurance and other businesses	148	162
Non-cash investing activity:
Investments received in connection with the Equitas reinsurance transaction	6,529	—
Liabilities assumed in connection with acquisitions of businesses	448	10,954

* Cash and cash equivalents are comprised of the following:
Beginning of year —
Insurance and Other	$37,977	$40,471
Utilities and Energy	343	358
Finance and Financial Products	5,423	4,189

	$43,743	$45,018

End of first nine months —
Insurance and Other	$38,606	$36,905
Utilities and Energy	1,978	433
Finance and Financial Products	6,499	4,911

	$47,083	$42,249

See accompanying Notes to Interim Consolidated Financial Statements

FORM 10-Q	Q/E 9/30/07
BERKSHIRE HATHAWAY INC.
and Subsidiaries
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
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
Note 2. Business acquisitions
     Berkshire’s long-held acquisition strategy is to purchase businesses with consistent earnings, good returns on equity, able and honest management and at sensible prices. In 2006, Berkshire completed several business acquisitions. On March 21, 2006, the acquisition of PacifiCorp, a regulated electric utility providing service to customers in six Western states, was completed for approximately $5.1 billion in cash through 88%-owned MidAmerican Energy Holdings Company (“MidAmerican”). On July 5, 2006, Berkshire acquired 80% of the Iscar Metalworking Companies (“IMC”) for cash in a transaction that valued IMC at $5 billion. IMC is an industry leader in the metal cutting tools business through its Iscar, TaeguTec, Ingersoll and other IMC companies. IMC provides a comprehensive range of tools for metalworking applications.
     In 2006, Berkshire also acquired three relatively smaller businesses. On February 28, 2006, the acquisition of Business Wire, a leading global distributor of corporate news, multimedia and regulatory filings, was completed. On May 19, 2006, the acquisition of 85% of Applied Underwriters (“Applied”), an industry leader in integrated workers’ compensation solutions, was completed. Under certain conditions, existing minority shareholders of Applied may acquire up to an additional 4% interest in Applied from Berkshire. On August 2, 2006, the acquisition of Russell Corporation, a leading branded athletic apparel and sporting goods business, was completed. The aggregate consideration paid for these three businesses was approximately $1.4 billion.
     On March 30, 2007, Berkshire completed the acquisition of TTI, Inc., a privately held electronic components distributor headquartered in Fort Worth, Texas. TTI, Inc. is a leading distributor specialist of passive, interconnect and electromechanical components. Effective April 1, 2007, Berkshire acquired the intimate apparel business of VF Corporation. During 2007, Berkshire also acquired several other relatively smaller businesses. Aggregate consideration paid for all businesses acquired in 2007 was approximately $1.7 billion.
     The results of operations for each of these businesses are included in Berkshire’s consolidated results from the effective date of each acquisition. The following table sets forth certain unaudited pro forma consolidated earnings data for the first nine months of 2006, as if each acquisition was consummated on the same terms at the beginning of that year. Pro forma consolidated revenues and net earnings for the first nine months of 2007 were not materially different from the amounts reported. Amounts are in millions, except earnings per share.

2006
Total revenues	$76,790
Net earnings	7,552
Earnings per equivalent Class A common share	4,899

FORM 10-Q	Q/E 9/30/07
Notes to Interim Consolidated Financial Statements (Continued)
Note 3. Investments in fixed maturity securities
     Data with respect to investments in fixed maturity securities follows (in millions).

	Insurance and other		Finance and financial products
	Sept. 30, 2007	Dec. 31, 2006	Sept. 30, 2007	Dec. 31, 2006
Amortized cost	$25,506	$23,796	$1,222	$1,439
Gross unrealized gains	1,284	1,636	100	102
Gross unrealized losses	(121)	(132)	(3)	(4)

Fair value	$26,669	$25,300	$1,319	$1,537

     Certain other fixed maturity investments of finance businesses are classified as held-to-maturity, which are carried at amortized cost. The carrying value and fair value of these investments totaled $1,569 million and $1,691 million at September 30, 2007, respectively. At December 31, 2006, the carrying value and fair value of held-to-maturity securities totaled $1,475 million and $1,627 million, respectively. Unrealized losses at September 30, 2007 and December 31, 2006 included $66 million and $69 million, respectively, related to securities that have been in an unrealized loss position for 12 months or more. Berkshire has the ability and intent to hold these securities until fair value recovers.
Note 4. Investments in equity securities
     Data with respect to investments in equity securities are shown in the tabulation below (in millions).

	September 30,	December 31,
	2007	2006
Total cost	$43,813	$28,353
Gross unrealized gains	34,344	33,217
Gross unrealized losses	(291)	(37)

Total fair value	$77,866	$61,533

     Unrealized losses at September 30, 2007 and December 31, 2006 consisted primarily of securities whose cost exceeded fair value for less than twelve months.
Note 5. Loans and receivables
     Receivables of insurance and other businesses are comprised of the following (in millions).

	September 30,	December 31,
	2007	2006
Insurance premiums receivable	$4,457	$4,418
Reinsurance recoverables	3,157	2,961
Trade and other receivables	6,967	5,884
Allowances for uncollectible accounts	(410)	(382)

	$14,171	$12,881

     Loans and finance receivables of finance and financial products businesses are comprised of the following (in millions).

	September 30,	December 31,
	2007	2006
Consumer installment loans and finance receivables	$11,014	$10,325
Commercial loans and finance receivables	1,007	1,336
Allowances for uncollectible loans	(145)	(163)

	$11,876	$11,498

FORM 10-Q	Q/E 9/30/07
Notes to Interim Consolidated Financial Statements (Continued)
Note 6. Property, plant and equipment of utilities and energy businesses
     Property, plant and equipment of utilities and energy businesses follow (in millions).

	Ranges of	September 30,	December 31,
	estimated useful life	2007	2006
Cost:
Utility generation and distribution system	5-85 years	$29,679	$27,687
Interstate pipeline assets	3-67 years	5,375	5,329
Independent power plants and other assets	3-30 years	1,326	1,770
Construction in progress		1,810	1,969

		38,190	36,755

Accumulated depreciation and amortization		(12,646)	(12,716)

		$25,544	$24,039

     The utility generation and distribution system and interstate pipeline assets are the regulated assets of public utility and natural gas pipeline subsidiaries. At September 30, 2007 and December 31, 2006, accumulated depreciation and amortization related to regulated assets totaled $12.2 billion and $11.9 billion, respectively. Substantially all of the construction in progress at September 30, 2007 and December 31, 2006 relates to the construction of regulated assets.
Note 7. Inventories
     Inventories are comprised of the following (in millions).

	September 30,	December 31,
	2007	2006
Raw materials	$892	$700
Work in process and other	486	402
Finished manufactured goods	1,766	1,817
Purchased goods	2,784	2,338

	$5,928	$5,257

Note 8. Income taxes, principally deferred
     A summary of income tax liabilities follows (in millions).

	September 30,	December 31,
	2007	2006
Payable currently	$1,247	$189
Deferred	19,352	18,271
Other	918	710

	$21,517	$19,170

     Berkshire and its subsidiaries’ income tax returns are continuously under audit by Federal and various state, local and foreign taxing authorities. Berkshire’s consolidated Federal income tax return liabilities have been settled with the Internal Revenue Service (“IRS”) through 1998. The IRS has completed its audits of the 1999 through 2004 tax returns and has proposed adjustments to increase Berkshire’s tax liabilities which Berkshire has protested. The examinations are in the IRS’ appeals process. The unsettled issues primarily relate to the timing of deductions for unpaid losses and loss adjustment expenses and other liabilities of property and casualty insurance subsidiaries. Berkshire does not currently believe that the potential audit adjustments will have a material effect on its Consolidated Financial Statements. See Note 14 for additional information regarding Berkshire’s estimated liabilities for uncertainties/unrecognized tax benefits which are shown as other in the preceding table above.

FORM 10-Q	Q/E 9/30/07
Notes to Interim Consolidated Financial Statements (Continued)
Note 9. Notes payable and other borrowings
     Notes payable and other borrowings of Berkshire and its subsidiaries are summarized below (in millions).

	September 30,	December 31,
	2007	2006
Insurance and other:
Issued by parent company due 2007-2033	$591	$894
Issued by subsidiaries and guaranteed by Berkshire:
Commercial paper and other short-term borrowings	1,254	1,355
Other debt due 2009-2035	240	240
Issued by subsidiaries and not guaranteed by Berkshire due 2007-2041	1,002	1,209

	$3,087	$3,698

Utilities and energy:
Issued by MidAmerican and not guaranteed by Berkshire:
MidAmerican senior unsecured debt due 2007-2037	$6,020	$4,479
Operating subsidiary and project debt due 2007-2037	13,069	12,014
Other	304	453

	$19,393	$16,946

Finance and financial products:
Issued by Berkshire Hathaway Finance Corporation (“BHFC”) and guaranteed by Berkshire:
Notes due 2007	$—	$700
Notes due 2008	3,099	3,098
Notes due 2010	1,995	1,994
Notes due 2012-2015	3,790	3,039
Issued by other subsidiaries and guaranteed by Berkshire due 2007-2027	852	398
Issued by other subsidiaries and not guaranteed by Berkshire due 2007-2030	2,508	2,732

	$12,244	$11,961

     During the first nine months of 2007, MidAmerican issued $2.95 billion par amount of bonds and senior notes with maturities ranging from 2012 to 2037. The proceeds were used to repay existing debt or otherwise are intended to be used to repay debt maturing subsequent to September 30, 2007, to finance planned capital expenditures or for general corporate purposes. During the third quarter of 2007, BHFC issued $750 million of senior notes due in 2012. The proceeds will be used to provide financing for installment loans issued or acquired by a subsidiary of Clayton Homes.
Note 10. Common stock
     The following table summarizes Berkshire’s common stock activity during the first nine months of 2007.

	Class A common stock	Class B common stock
	(1,650,000 shares authorized)	(55,000,000 shares authorized)
	Issued and Outstanding	Issued and Outstanding
Balance at December 31, 2006	1,117,568	12,752,431
Issuance of shares on exercise of SQUARZ warrants	2,325	41,706
Conversions of Class A common stock to Class B common stock and other	(31,353)	974,219

Balance at September 30, 2007	1,088,540	13,768,356

     Each share of Class A common stock is convertible, at the option of the holder, into thirty shares of Class B common stock. Class B common stock is not convertible into Class A common stock. Class B common stock has economic rights equal to one-thirtieth (1/30) of the economic rights of Class A common stock. Accordingly, on an equivalent Class A common stock basis, there are 1,547,485 shares outstanding at September 30, 2007 and 1,542,649 shares outstanding at December 31, 2006. Each Class A common share is entitled to one vote per share. Each Class B common share possesses the voting rights of one-two-hundredth (1/200) of the voting rights of a Class A share. Class A and Class B common shares vote together as a single class.
     During 2007, holders of all outstanding SQUARZ securities exercised the warrant component of the securities and received Class A and Class B shares. In connection with these exercises, Berkshire received $333 million.

FORM 10-Q	Q/E 9/30/07
Notes to Interim Consolidated Financial Statements (Continued)
Note 11. Comprehensive income
     Berkshire’s comprehensive income for the third quarter and first nine months of 2007 and 2006 is shown in the table below (in millions).

	Third Quarter		First Nine Months
	2007	2006	2007	2006
Net earnings	$4,553	$2,772	$10,266	$7,432

Other comprehensive income:
Increase (decrease) in unrealized appreciation of investments	(236)	2,740	535	4,106
Applicable income taxes and minority interests	71	(973)	(199)	(1,451)
Other	269	93	534	478
Applicable income taxes and minority interests	(45)	(23)	(104)	(84)

	59	1,837	766	3,049

Comprehensive income	$4,612	$4,609	$11,032	$10,481

Note 12. Equitas reinsurance agreement
     In November 2006, the Berkshire Hathaway Reinsurance Group’s lead insurance entity, National Indemnity Company (“NICO”) and Equitas, a London based entity established to reinsure and manage the 1992 and prior years’ non-life insurance and reinsurance liabilities of the Names or Underwriters at Lloyd’s of London, entered into an agreement for NICO to initially provide up to $5.7 billion and potentially provide up to an additional $1.3 billion of reinsurance to Equitas in excess of its undiscounted loss and allocated loss adjustment expense reserves as of March 31, 2006. The transaction became effective on March 30, 2007.
     NICO received substantially all of Equitas’ assets as consideration under the arrangement. The fair value of such consideration was $7.1 billion and included approximately $540 million in cash and miscellaneous receivables plus a combination of fixed maturity and equity securities which were delivered in April 2007. The cash and miscellaneous receivables received are included in the accompanying Condensed Consolidated Statement of Cash Flows for 2007 as components of operating cash flows. The investment securities received are reported as a non-cash investing activity.
     Under the transaction, NICO has agreed to pay all claims and related costs that arise from the underlying insurance and reinsurance contracts of Equitas, subject to the aforementioned aggregate limit of indemnification. On the effective date, the aggregate limit of indemnification, which does not include unallocated loss adjustment expenses, was $13.8 billion.
     The Equitas agreement was accounted for as reinsurance in accordance with SFAS No. 113 “Accounting for short duration and long duration reinsurance contracts.” Accordingly, premiums earned of $7.1 billion and losses incurred of $7.1 billion were reflected in the Consolidated Statement of Earnings for the first quarter of 2007. Losses incurred consisted of an estimated liability for unpaid losses and loss adjustment expenses of $9.3 billion less an asset for unamortized deferred charges on reinsurance assumed of $2.2 billion. The deferred charge asset is being amortized over the expected remaining loss settlement period using the interest method and the periodic amortization is being charged to earnings as a component of losses and loss adjustment expenses incurred.
Note 13. Pension plans
     The components of net periodic pension expense for the third quarter and first nine months of 2007 and 2006 are as follows (in millions).

	Third Quarter		First Nine Months
	2007	2006	2007	2006
Service cost	$49	$65	$150	$151
Interest cost	110	105	329	281
Expected return on plan assets	(114)	(102)	(332)	(286)
Amortization of prior service costs and gains/losses	16	20	50	54

	$61	$88	$197	$200

FORM 10-Q	Q/E 9/30/07
Notes to Interim Consolidated Financial Statements (Continued)
Note 14. Accounting pronouncements adopted during 2007
     Berkshire adopted FASB Interpretation No.48 “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”) as of January 1, 2007. Under FIN 48, a tax position taken is recognized if it is determined that the position will “more-likely-than-not” be sustained upon examination. FIN 48 also establishes measurement guidance with respect to positions that have met the recognition threshold. Upon adoption of FIN 48, Berkshire increased its aggregate income tax liability by $12 million. The cumulative net effect of adopting FIN 48 was recorded as a reduction to retained earnings of $24 million, partially offset by adjustments to items that are not recognized in net earnings. As of January 1, 2007, the income tax liability for uncertainties/unrecognized tax benefits was $857 million, which included interest and penalties of $124 million. As of the adoption date, the liability included $672 million which if recognized would have an impact on Berkshire’s effective tax rate. Berkshire classifies interest and penalties associated with income tax liabilities as a component of income tax expense.
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
     Berkshire is continuing to evaluate the impact that the adoption of SFAS 157 and SFAS 159 will have on its consolidated financial statements but currently does not anticipate that the adoption of these accounting pronouncements will have a material effect on its consolidated financial position.
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

FORM 10-Q	Q/E 9/30/07
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
     In June 2005, John Houldsworth, the former Chief Executive Officer of Cologne Reinsurance Company (Dublin) Limited (“CRD”), a subsidiary of General Re, and Richard Napier, a former Senior Vice President of General Re who had served as an account representative for the AIG account, each pleaded guilty to a federal criminal charge of conspiring with others to misstate certain AIG financial statements in connection with the AIG Transaction and entered into a partial settlement agreement with the SEC with respect to such matters. In addition, Ronald Ferguson, General Re’s former Chief Executive Officer, Elizabeth Monrad, General Re’s former Chief Financial Officer, Christopher Garand, a former General Reinsurance Senior Vice President and Robert Graham, a former General Reinsurance Senior Vice President and Assistant General Counsel — are awaiting trial in the U.S. District Court for the District of Connecticut on charges of conspiracy to violate securities laws and to commit mail fraud, securities fraud, making false statements to the SEC and mail fraud in connection with the AIG Transaction. The trial is currently set to begin on January 7, 2008. Each has pleaded not guilty to all charges. Each of these individuals, who had previously received a “Wells” notice in 2005 from the SEC, is also the subject of an SEC enforcement action for allegedly aiding and abetting AIG’s violations of the antifraud provisions and other provisions of the federal securities laws in connection with the AIG Transaction. The SEC case is presently stayed. Joseph Brandon, the Chief Executive Officer of General Re, also received a “Wells” notice from the SEC in 2005.
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

FORM 10-Q	Q/E 9/30/07
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
Note 17. Business segment data
     Berkshire’s consolidated segment data for the third quarter and first nine months of 2007 and 2006 is as follows (in millions).

	Revenues
	Third Quarter		First Nine Months
	2007	2006	2007	2006
Operating Businesses:
Insurance group:
Premiums earned:
GEICO	$2,999	$2,816	$8,796	$8,191
General Re	1,491	1,493	4,587	4,414
Berkshire Hathaway Reinsurance Group	1,033	1,570	10,635	3,735
Berkshire Hathaway Primary Group	497	480	1,466	1,377
Investment income	1,220	1,107	3,554	3,240

Total insurance group	7,240	7,466	29,038	20,957
Finance and financial products	1,343	1,256	3,917	3,823
McLane Company	7,293	6,671	20,849	19,069
MidAmerican	3,150	2,849	9,483	7,730
Shaw Industries	1,392	1,515	4,084	4,493
Other businesses	6,515	5,531	18,681	15,208

	26,933	25,288	86,052	71,280

Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	3,063	267	4,579	1,531
Eliminations and other	(59)	(195)	(429)	(503)

	$29,937	$25,360	$90,202	$72,308

FORM 10-Q	Q/E 9/30/07
Notes to Interim Consolidated Financial Statements (Continued)
Note 17. Business segment data (Continued)

	Earnings before taxes
	and minority interests
	Third Quarter		First Nine Months
	2007	2006	2007	2006
Operating Businesses:
Insurance group:
Underwriting:
GEICO	$335	$407	$955	$1,006
General Re	157	177	417	357
Berkshire Hathaway Reinsurance Group	183	735	1,092	966
Berkshire Hathaway Primary Group	77	108	189	186
Net investment income	1,217	1,103	3,531	3,223

Total insurance group	1,969	2,530	6,184	5,738
Finance and financial products	273	282	792	876
McLane Company	50	50	180	161
MidAmerican	481	416	1,366	1,112
Shaw Industries	125	138	327	462
Other businesses	895	686	2,431	1,787

	3,793	4,102	11,280	10,136

Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	3,063	267	4,579	1,531
Interest expense, excluding interest allocated to business segments	(14)	(21)	(41)	(60)
Eliminations and other	5	(47)	(83)	(91)

	$6,847	$4,301	$15,735	$11,516

FORM 10-Q	Q/E 9/30/07
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     Net earnings for the third quarter and first nine months of 2007 and 2006 are disaggregated in the table that follows. Amounts are after deducting minority interests and income taxes. Amounts are in millions.

	Third Quarter		First Nine Months
	2007	2006	2007	2006
Insurance – underwriting	$486	$917	$1,719	$1,618
Insurance – investment income	922	759	2,532	2,244
Utilities and energy	354	261	878	652
Manufacturing, service and retailing	647	534	1,738	1,466
Finance and financial products	171	183	499	555
Other	(19)	(56)	(82)	(97)
Investment and derivative gains/losses	1,992	174	2,982	994

Net earnings	$4,553	$2,772	$10,266	$7,432

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
     Insurance — Underwriting
     Underwriting results from Berkshire’s insurance businesses for the third quarter and first nine months of 2007 and 2006 are summarized below. Amounts are in millions.

	Third Quarter		First Nine Months
	2007	2006	2007	2006
Underwriting gain/loss attributable to:
GEICO	$335	$407	$955	$1,006
General Re	157	177	417	357
Berkshire Hathaway Reinsurance Group	183	735	1,092	966
Berkshire Hathaway Primary Group	77	108	189	186

Underwriting gain/loss – pre-tax	752	1,427	2,653	2,515
Income taxes and minority interests	266	510	934	897

Net underwriting gain/loss	$486	$917	$1,719	$1,618

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

FORM 10-Q	Q/E 9/30/07
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
     GEICO’s pre-tax underwriting results for the third quarter and first nine months of 2007 and 2006 are summarized in the table below. Dollar amounts are in millions.

	Third Quarter				First Nine Months
	2007		2006		2007		2006
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums earned	$2,999	100.0	$2,816	100.0	$8,796	100.0	$8,191	100.0

Losses and loss expenses	2,089	69.6	1,892	67.2	6,227	70.8	5,694	69.5
Underwriting expenses	575	19.2	517	18.4	1,614	18.3	1,491	18.2

Total losses and expenses	2,664	88.8	2,409	85.6	7,841	89.1	7,185	87.7

Pre-tax underwriting gain	$335		$407		$955		$1,006

     Premiums earned in 2007 exceeded amounts earned in 2006 by $183 million (6.5%) for the third quarter and $605 million (7.4%) for the first nine months. The growth in premiums earned for voluntary auto for the first nine months was 7.2%, which was less than the 9.0% increase in policies-in-force during the past year as average premiums per policy continue to slowly decline. Further declines in average premiums per policy are expected over the remainder of 2007 as rate decreases are applied to policy renewals. Policies-in-force over the last twelve months increased 9.1% in the preferred risk auto line and 8.8% in the standard and nonstandard auto lines. Voluntary auto new business sales in the first nine months of 2007 increased 4.7% compared to 2006. Voluntary auto policies-in-force at September 30, 2007 were 536,000 greater than at December 31, 2006.
     Losses and loss adjustment expenses incurred in 2007 exceeded 2006 amounts by $197 million for the third quarter and $533 million for the first nine months. The ratio of losses and loss adjustment expenses incurred to earned premiums was 70.8% in the first nine months of 2007 compared to 69.5% in 2006. Comparatively higher loss ratios are expected over the remainder of 2007 versus 2006 due to the decline in average premiums per policy. During the first nine months of 2007, claims frequencies for physical damage coverages increased in the two to four percent range from 2006 while frequencies for injury coverages decreased in the two to four percent range. Injury and physical damage average severities in 2007 have been comparable with 2006. Catastrophe losses in the first nine months of 2007 were $33 million compared to $48 million in 2006. Underwriting expenses for the first nine months of 2007 increased 8.2% versus 2006 primarily due to increased advertising.
     General Re
     General Re conducts a reinsurance business offering property and casualty and life and health coverages to clients worldwide. Property and casualty reinsurance is written in North America on a direct basis through General Reinsurance Corporation and internationally through 95% owned Cologne Re (based in Germany) and other wholly-owned affiliates. Property and casualty reinsurance is also written through brokers with respect to Faraday in London. Life and health reinsurance is written worldwide through Cologne Re. General Re strives to generate pre-tax underwriting gains in essentially all of its product lines. Underwriting performance is not evaluated based upon market share and underwriters are instructed to reject inadequately priced risks. General Re’s underwriting results for the third quarter and first nine months of 2007 and 2006 are summarized below. Amounts are in millions.

	Premiums earned				Pre-tax underwriting gain
	Third Quarter		First Nine Months		Third Quarter		First Nine Months
	2007	2006	2007	2006	2007	2006	2007	2006
Property/casualty	$885	$923	$2,750	$2,706	$117	$128	$294	$244
Life/health	606	570	1,837	1,708	40	49	123	113

	$1,491	$1,493	$4,587	$4,414	$157	$177	$417	$357

FORM 10-Q	Q/E 9/30/07
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     General Re (Continued)
Property/casualty
     Premiums earned in the third quarter of 2007 decreased $38 million (4.1%) from the third quarter of 2006 and increased $44 million (1.6%) for the first nine months compared to the corresponding 2006 period. Premiums earned in the first nine months of 2007 included $114 million with respect to a first quarter reinsurance to close transaction that increased General Re’s economic interest in the runoff of the Lloyd’s Syndicate 435’s 2001 year of account from 60% to 100%. There was no similar transaction in 2006. Excluding the impact of the reinsurance to close transaction and the effects of foreign exchange rate changes, premiums earned in the first nine months of 2007 decreased by approximately $195 million (7.2%) versus 2006. The decline in premium volume was primarily attributable to policy cancellations/non-renewals exceeding new contracts. Competition has increased in most markets which could result in further declines in written and earned premiums over the remainder of 2007 when compared with 2006.
     The property/casualty business produced pre-tax underwriting gains in the third quarter and first nine months of 2007 of $117 million and $294 million, respectively, compared to pre-tax underwriting gains of $128 million and $244 million in the corresponding 2006 periods. Pre-tax underwriting gains for the first nine months of 2007 included $352 million of profits from property lines and $58 million of losses from casualty lines. The results for the first nine months of 2006 consisted of $424 million in gains from property lines and $180 million of losses from casualty lines. Property results for the first nine months of 2007 included a $110 million loss from windstorm Kyrill that swept through northern Europe in January 2007. There were no large individual property losses or significant catastrophe losses in the first nine months of 2006. The casualty underwriting losses for the first nine months of 2007 and 2006 include $96 million and $105 million, respectively, in workers’ compensation reserve discount accretion and deferred charge amortization. Casualty results for both periods were also negatively affected by legal costs associated with various ongoing regulatory investigations of finite reinsurance.
Life/health
     Premiums earned in the third quarter of 2007 increased $36 million (6.3%) from the third quarter of 2006 and increased $129 million (7.6%) for the first nine months of 2007 compared to 2006. Excluding the effects of changes in foreign currency exchange rates, premiums earned in the first nine months of 2007 increased 3.5% over 2006. The increase was primarily due to comparatively higher life volume in international markets. Life/health operations produced pre-tax underwriting gains in the third quarter and first nine months of 2007 of $40 million and $123 million, respectively, compared to $49 million and $113 million for the corresponding periods in 2006. For the first nine months of 2007, underwriting results included gains of $114 million from international business and $9 million from North American business and were driven by favorable mortality for life coverages. The first nine months of 2006 underwriting results included gains of $99 million from international business (primarily life business) and $14 million from North American business.
     Berkshire Hathaway Reinsurance Group
     The Berkshire Hathaway Reinsurance Group (“BHRG”) underwrites excess-of-loss reinsurance and quota-share coverages for insurers and reinsurers worldwide. BHRG’s business includes catastrophe excess-of-loss reinsurance and excess direct and facultative reinsurance for large or otherwise unusual discrete property risks referred to as individual risk. Retroactive reinsurance policies provide indemnification of losses and loss adjustment expenses with respect to past loss events. Other multi-line refers to other business written on both a quota-share and excess basis, participations in and contracts with Lloyd’s syndicates as well as property, aviation and workers’ compensation programs. The timing and amount of catastrophe losses can produce extraordinary volatility in BHRG’s periodic underwriting results. BHRG’s pre-tax underwriting results for the third quarter and first nine months of 2007 and 2006 are summarized in the table below. Amounts are in millions.

	Premiums earned				Pre-tax underwriting gain/loss
	Third Quarter		First Nine Months		Third Quarter		First Nine Months
	2007	2006	2007	2006	2007	2006	2007	2006
Catastrophe and individual risk	$370	$671	$1,236	$1,579	$379	$656	$1,183	$1,095
Retroactive reinsurance	—	105	7,394	179	(125)	(5)	(315)	(164)
Other multi-line	663	794	2,005	1,977	(71)	84	224	35

	$1,033	$1,570	$10,635	$3,735	$183	$735	$1,092	$966

FORM 10-Q	Q/E 9/30/07
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Berkshire Hathaway Reinsurance Group (Continued)
     Premiums earned from catastrophe and individual risk contracts in the third quarter and first nine months of 2007 decreased from amounts earned in the corresponding 2006 periods by $301 million (45%) and $343 million (22%), respectively. Since premiums are earned over the policy period, premiums earned in 2007 included meaningful amounts from business written in the prior year. Premiums written in the first nine months of 2007 declined approximately 50% compared to the first nine months of 2006. The decrease in written premiums was principally attributable to increased industry capacity for catastrophe reinsurance which has produced increased price competition and fewer opportunities to write business. The level of catastrophe and individual risk business written in a given period will vary significantly based upon market conditions and management’s assessment of the adequacy of premium rates. Catastrophe and individual risk business produced pre-tax underwriting gains of $1,183 million for the first nine months of 2007 versus $1,095 million in 2006. Pre-tax underwriting gains in 2007 periods reflected no significant catastrophe loss events in 2007 and a net reduction in estimated losses related to pre-2007 events of about $300 million. The underwriting results for the first nine months of 2006 included losses incurred of approximately $230 million attributed to pre-2006 catastrophes, primarily Hurricane Wilma.
     Premiums earned from retroactive reinsurance for the first nine months of 2007 included $7.1 billion from the Equitas reinsurance agreement which became effective on March 30, 2007. See Note 12 to the accompanying Interim Consolidated Financial Statements. Retroactive policies generally provide very large, but limited, indemnification of unpaid losses and loss adjustment expenses with respect to past loss events, and losses are generally expected to be paid over long periods of time. There was no net underwriting gain or loss recognized in connection with the Equitas reinsurance agreement as of its effective date. At the inception of the contract, the difference between the loss reserves established and the consideration received was recorded as a deferred charge ($2.2 billion) which is being amortized over the expected claim payment period. Periodic amortization charges are recorded as losses incurred. At September 30, 2007, unamortized deferred charges for all of BHRG’s retroactive contracts (including the Equitas agreement) were approximately $3.7 billion and gross unpaid losses were approximately $17.1 billion. The underwriting loss from retroactive policies for the third quarter and first nine months of 2007 increased $120 million and $151 million, respectively, over the corresponding 2006 periods. The increases were primarily attributable to deferred charge amortization in 2007 related to the Equitas agreement and to approximately $70 million in gains in the third quarter of 2006 from contracts amended during the quarter and from reduced expected losses on another contract.
     Other multi-line premiums earned in the third quarter of 2007 were $663 million, a decrease of $131 million versus the third quarter of 2006. For the first nine months of 2007, multi-line premiums earned were $2,005 million, an increase of $28 million over the first nine months of 2006. Premiums earned in 2007 reflect significant increases in property business and significant decreases in casualty excess reinsurance and workers’ compensation programs. Multi-line business produced a pre-tax underwriting gain of $224 million in the first nine months of 2007 versus $35 million in 2006. The improved underwriting results in the first nine months of 2007 were primarily attributable to lower loss ratios on property business.
     Berkshire Hathaway Primary Group
     Premiums earned in the third quarter and first nine months of 2007 by Berkshire’s various primary insurers were $497 million and $1,466 million, respectively, compared to $480 million and $1,377 million in the comparable prior year periods. Berkshire’s primary insurers produced underwriting gains of $77 million and $189 million for the third quarter and first nine months of 2007, respectively, compared to $108 million and $186 million in the comparable prior year periods. Underwriting gains were achieved in 2007 and 2006 by all of the significant primary insurers.
     Insurance – Investment Income
     Net investment income of Berkshire’s insurance businesses for the third quarter and first nine months of 2007 and 2006 is summarized in the table below. Amounts are in millions.

	Third Quarter		First Nine Months
	2007	2006	2007	2006
Investment income before taxes and minority interests	$1,217	$1,103	$3,531	$3,223
Income taxes and minority interests	295	344	999	979

Investment income after taxes and minority interests	$922	$759	$2,532	$2,244

FORM 10-Q	Q/E 9/30/07
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Insurance – Investment Income (Continued)
     Pre-tax investment income consists of interest earned on cash equivalents and fixed maturity investments and dividends earned on equity investments held by Berkshire’s insurance businesses. Pre-tax investment income earned in 2007 by Berkshire’s insurance businesses exceeded amounts earned in 2006 by $114 million (10%) in the third quarter and $308 million (10%) in the first nine months. The increases in investment income in 2007 primarily reflect increased invested balances, as well as slightly higher short-term interest rates in the United States and increased dividend income from equity investments.
     A summary of investments held in Berkshire’s insurance businesses follows. Amounts are in millions.

	Sept. 30,	Dec. 31,	Sept. 30,
	2007	2006	2006
Cash and cash equivalents	$34,323	$34,590	$35,525
Equity securities	77,495	61,168	55,220
Fixed maturity securities	26,219	25,272	24,255
Other	597	812	835

	$138,634	$121,842	$115,835

     Fixed maturity securities as of September 30, 2007 were as follows. Amounts are in millions.

	Amortized	Unrealized
	Cost	Gains/Losses	Fair Value
U.S. Treasury, government corporations and agencies	$3,345	$29	$3,374
States, municipalities and political subdivisions	2,354	49	2,403
Foreign governments	9,695	4	9,699
Corporate bonds and redeemable preferred stocks, investment grade	4,101	52	4,153
Corporate bonds and redeemable preferred stocks, non-investment grade	1,938	1,004	2,942
Mortgage-backed securities	3,622	26	3,648

	$25,055	$1,164	$26,219

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
     Invested assets derive from shareholder capital and reinvested earnings as well as net liabilities assumed under insurance contracts or “float.” The major components of float are unpaid losses, unearned premiums and other liabilities to policyholders less premiums and reinsurance receivables, deferred charges assumed under retroactive reinsurance contracts and deferred policy acquisition costs. Float totaled approximately $59 billion at September 30, 2007 versus approximately $51 billion at December 31, 2006. The increase in float in 2007 was principally due to the Equitas reinsurance transaction. The cost of float, as represented by the ratio of pre-tax underwriting gain or loss to average float, was negative for the first nine months of 2007 and 2006, as Berkshire’s insurance businesses generated pre-tax underwriting gains in each period.

FORM 10-Q	Q/E 9/30/07
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Utilities and Energy (“MidAmerican”)
     Revenues and earnings from MidAmerican for the third quarter and first nine months of 2007 and 2006 are summarized below. Amounts are in millions.

	Third Quarter				First Nine Months
	Revenues		Earnings		Revenues		Earnings
	2007	2006	2007	2006	2007	2006	2007	2006
MidAmerican Energy Company	$1,002	$781	$144	$111	$3,236	$2,611	$356	$281
PacifiCorp	1,150	1,047	215	146	3,231	1,993	534	237
Natural gas pipelines	232	192	78	56	778	683	330	240
U.K. utilities	282	251	68	89	801	693	224	235
Real estate brokerage	415	468	23	25	1,228	1,352	58	70
Other	69	110	36	59	209	398	93	238

	$3,150	$2,849			$9,483	$7,730

Earnings before corporate interest and taxes			564	486			1,595	1,301
Interest, other than to Berkshire			(83)	(70)			(229)	(189)
Interest on Berkshire junior debt			(26)	(32)			(84)	(103)
Income taxes and minority interests **			(71)	(112)			(344)	(335)

Net earnings			$384	$272			$938	$674

Earnings applicable to Berkshire *			$354	$261			$878	$652

Debt owed to others at September 30							$19,393	$16,485
Debt owed to Berkshire at September 30							$888	$1,122

*	Net of minority interests and includes interest earned by Berkshire (net of related income taxes).

**	Net of $61 million deferred income tax benefit as a result of the reduction in the United Kingdom corporate income tax rate from 30% to 28% which was enacted during the third quarter of 2007 and will be effective in 2008.
     Revenues and earnings of the utilities and energy businesses are, to some extent, seasonal depending on weather-induced demand. Revenues from U.S. electricity sales are generally higher in the summer when air conditioning use is greatest and revenues from gas sales and pipelines are generally higher in the winter when heating needs are higher. Real estate brokerage revenues tend to be higher in the second and third quarters.
     Revenues in 2007 from MidAmerican Energy Company (“MEC”) increased $221 million (28%) in the third quarter and $625 million (24%) for the first nine months over the comparable 2006 periods. During 2007, MEC’s electricity generation assets in service increased which allowed for increased sales volume in both the retail and wholesale markets. MEC’s non-regulated energy sales in 2007 exceeded 2006 by $182 million in the third quarter and $433 million for the first nine months primarily due to increased electric sales volume and prices driven by improved market opportunities, partially offset by lower gas sales volume and prices. MEC’s regulated natural gas sales in the first nine months of 2007 exceeded 2006 by $76 million, which was attributable to higher unit sales resulting from colder temperatures during the first half of the year and a higher average per-unit cost of gas sold. MEC’s regulated retail and wholesale electricity sales in the first nine months of 2007 exceeded 2006 by $114 million, which reflected higher unit sales attributable to warmer summer temperatures and increases in the average number of retail customers. Earnings before corporate interest and taxes (“EBIT”) from MEC increased $33 million (30%) in the third quarter and $75 million (27%) for the first nine months over the comparable 2006 periods. The increases were mainly due to higher gross margins of $68 million in the third quarter and $127 million for the first nine months on both regulated and non regulated energy sales, partially offset by higher facilities operating and maintenance costs.
     Revenues in 2007 from PacifiCorp increased $103 million (10%) in the third quarter and $1,238 million (62%) for the first nine months versus 2006. Revenues and EBIT of PacifiCorp for 2006 in the preceding table are included beginning as of the acquisition date (March 21, 2006). On a pro forma basis, PacifiCorp revenues for the first nine months of 2007 increased $75 million over 2006. The third quarter comparative increase in revenues reflects increased retail revenues ($100 million), primarily from regulatory-approved rate increases and higher customer usage, as well as increased wholesale electricity sales. EBIT from PacifiCorp increased $69 million (47%) in the third quarter and $297 million (125%) for the first nine months versus 2006. On a pro forma basis, EBIT for the first nine months of 2007 increased $86 million over 2006. The third quarter increase in EBIT was primarily due to the higher retail and wholesale revenues discussed above and increased net unrealized gains on energy purchase and sales contracts, partially offset by higher fuel and purchased power costs. Fuel costs increased to satisfy the higher volumes and because of higher average unit costs.

FORM 10-Q	Q/E 9/30/07
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Utilities and Energy (“MidAmerican”) (Continued)
     Revenues from natural gas pipelines increased $40 million (21%) in the third quarter and $95 million (14%) for the first nine months over the comparable 2006 periods. The increases were primarily due to higher demand and rates resulting from favorable market conditions in 2007 and the impact of estimated rate case refunds to customers in the third quarter of 2006 with respect to an order that the Federal Energy Regulatory Commission issued in 2006. EBIT from natural gas pipelines increased $22 million (39%) in the third quarter and $90 million (37%) for the first nine months over the comparable 2006 periods. The increases in EBIT were mainly due to comparatively higher revenue and lower depreciation and amortization due to expected changes in depreciation rates in connection with a current rate proceeding.
     Revenues from U.K. utilities in the third quarter and the first nine months of 2007 increased over the comparable 2006 periods. The increases were primarily attributable to the strengthening of the Pound Sterling versus the U.S. dollar as well as higher gas production and distribution revenues. EBIT from the U.K. utilities in 2007 decreased $21 million for the third quarter and $11 million for the first nine months versus 2006 periods. The EBIT decreases resulted from higher maintenance and depreciation costs and the write-off of unsuccessful gas exploration costs.
     Revenues and EBIT from real estate brokerage decreased in the third quarter and first nine months of 2007 from the comparable 2006 periods primarily due to lower transaction volume as a result of the slowdown in U.S. residential real estate activity. Revenues and EBIT from other activities in the first nine months of 2006 included pre-tax gains of $117 million from the disposal of equity securities. There were no significant securities gains in 2007.
     Manufacturing, Service and Retailing
     A comparison of third quarter and first nine months revenues and pre-tax earnings of 2007 and 2006 for the manufacturing, service and retailing businesses follows. Amounts are in millions.

	Third Quarter				First Nine Months
	Revenues		Earnings		Revenues		Earnings
	2007	2006	2007	2006	2007	2006	2007	2006
McLane Company	$7,293	$6,671	$50	$50	$20,849	$19,069	$180	$161
Shaw Industries	1,392	1,515	125	138	4,084	4,493	327	462
Other manufacturing	3,832	3,347	567	477	10,862	8,840	1,578	1,218
Other service	1,933	1,439	295	173	5,501	4,138	716	442
Retailing	750	745	33	36	2,318	2,230	137	127

	$15,200	$13,717			$43,614	$38,770

Pre-tax earnings			$1,070	$874			$2,938	$2,410
Income taxes and minority interests			423	340			1,200	944

			$647	$534			$1,738	$1,466

McLane Company
     Revenues from McLane’s grocery and food service wholesale distribution business for the third quarter and first nine months of 2007 increased $622 million (9%) and $1,780 million (9%), respectively, over revenues in the corresponding 2006 periods. A portion of the revenue increases was attributable to manufacturer price increases and state excise tax increases. In addition, both the grocery and foodservice divisions added new customers. For the first nine months of 2007, pre-tax earnings increased $19 million (12%) compared to 2006. The gross margin rate for the first nine months of 2007 was 5.77% versus 5.84% in 2006. In 2007, the gross margin rate has been negatively impacted by the aforementioned excise tax increases as well as the effects of increased competition. The impact of the reduced gross margin rate was partially offset by a decline in other operating expenses. Pre-tax earnings in the first nine months of 2007 also included a $10 million gain from a litigation settlement. Approximately 1/3 of McLane’s annual revenues are from sales to Wal-Mart. A curtailment of purchasing by Wal-Mart could have a material adverse impact on the earnings of McLane.
Shaw Industries
     Revenues of Shaw Industries in the third quarter and first nine months of 2007 declined $123 million (8%) and $409 million (9%), respectively, as compared with the same periods in 2006. For the first nine months of 2007, unit sales volume decreased 11% versus 2006 due primarily to lower sales in residential markets as a result of the continued slowdown in new housing construction. In 2007, pre-tax earnings decreased $13 million (9%) for the third quarter and $135 million (29%)

FORM 10-Q	Q/E 9/30/07
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Manufacturing, Service and Retailing (Continued)
Shaw Industries (Continued)
for the first nine months as compared to 2006. The declines in pre-tax earnings reflect the aforementioned decline in sales volume and higher product costs due primarily to comparatively higher raw material prices and lower manufacturing efficiencies from decreased production. These factors combined to produce declines in gross margin of 10% and 19% for the third quarter and first nine months, respectively, of 2007 versus 2006. Selling, general and administrative costs in the third quarter and first nine months of 2007 declined approximately 10% and 8%, respectively, compared with 2006, reflecting lower sales volume and expense control efforts. Residential housing construction is expected to remain low for the remainder of 2007 and into 2008.
Other manufacturing
     Berkshire’s other manufacturing businesses include a wide array of businesses. Included in this group are several manufacturers of building products (Acme Building Brands, Benjamin Moore, Johns Manville and MiTek) and apparel (Fruit of the Loom (including the athletic apparel and sporting goods business acquired from Russell Corporation in August 2006 and the women’s intimate apparel business acquired from VF Corporation in April 2007), Garan, Fechheimers, Justin Brands and the H.H. Brown Shoe Group). Also included in this group are Forest River, a leading manufacturer of leisure vehicles and the Iscar Metalworking Companies (“IMC”), an industry leader in the metal cutting tools business with operations worldwide that was acquired on July 5, 2006. There are numerous other manufacturers of consumer and commercial products in this diverse group.
     Revenues in 2007 of other manufacturing businesses increased $485 million (14%) for the third quarter and $2,022 million (23%) for the first nine months as compared to the corresponding 2006 periods. The comparative increase in first nine month revenues was primarily attributable to businesses acquired since mid-2006, partially offset by a decline in revenues of the building products businesses. Pre-tax earnings of the other manufacturing businesses were $567 million in the third quarter and $1,578 million in the first nine months of 2007, representing increases of $90 million (19%) and $360 million (30%), respectively, over 2006. The increases were primarily due to IMC and increased earnings of the apparel businesses, partially offset by comparatively lower earnings of the building products businesses. The revenue and earnings declines of the building products businesses were primarily attributable to the general slowdown in residential housing construction activity.
Other service
     Berkshire’s other service businesses include NetJets, the world’s leading provider of fractional ownership programs for general aviation aircraft and FlightSafety, a provider of high technology training to operators of aircraft and ships. Among other businesses included in this group are: TTI, a leading electronic components distributor acquired March 31, 2007; Business Wire, a leading distributor of corporate news, multimedia and regulatory filings acquired February 28, 2006; The Pampered Chef, a direct seller of high quality kitchen tools; International Dairy Queen, a licensor and service provider to about 6,000 stores that offer prepared dairy treats and food; The Buffalo News, a publisher of a daily and Sunday newspaper; and businesses that provide management and other services to insurance companies.
     Revenues from the other service businesses in the third quarter and first nine months of 2007 increased $494 million (34%) and $1,363 million (33%), respectively, compared to 2006. Pre-tax earnings in the third quarter and first nine months of 2007 increased $122 million (71%) and $274 million (62%), respectively, compared to 2006. The increases in revenues and pre-tax earnings in 2007 were due primarily to business acquisitions in 2006 and 2007 (primarily TTI and Business Wire) and to improved results from flight services (NetJets and FlightSafety).
Retailing
     Berkshire’s retailing operations consist of several home furnishings (Nebraska Furniture Mart, R.C. Willey, Star Furniture and Jordan’s) and jewelry (Borsheims, Helzberg and Ben Bridge) retailers. See’s Candies is also included in this group. Revenues of the retailing businesses in the third quarter of 2007 were relatively unchanged from the third quarter of 2006 and increased $88 million (4%) for the first nine months of 2007 over the corresponding 2006 period. The comparative revenue increase was principally attributable to a comparative increase in home furnishings sales in the first half of the year. Pre-tax earnings in 2007 of the retailing businesses decreased $3 million (8%) in the third quarter and increased $10 million (8%) in the first nine months as compared to 2006.

FORM 10-Q	Q/E 9/30/07
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Finance and Financial Products
     A summary of revenues and pre-tax earnings from Berkshire’s finance and financial products businesses follows. Amounts are in millions.

	Third Quarter				First Nine Months
	Revenues		Earnings		Revenues		Earnings
	2007	2006	2007	2006	2007	2006	2007	2006
Manufactured housing and finance	$970	$884	$129	$129	$2,824	$2,655	$391	$388
Furniture/transportation equipment leasing	205	229	25	52	611	659	87	131
Other	168	143	119	101	482	509	314	357

	$1,343	$1,256			$3,917	$3,823

Pre-tax earnings			$273	$282			$792	$876
Income taxes and minority interests			102	99			293	321

			$171	$183			$499	$555

     Revenues in the third quarter and first nine months of 2007 from manufactured housing and finance activities (Clayton Homes) increased $86 million (10%) and $169 million (6%), respectively, over the comparable 2006 periods. Revenues from home sales in 2007 increased approximately $74 million for the third quarter and $137 million for the first nine months. Unit sales of homes in the first nine months of 2007 decreased approximately 5% from 2006, but the impact of the decline was more than offset by higher average selling prices.
     Pre-tax earnings from Clayton Homes in the third quarter and first nine months of 2007 were relatively unchanged from the corresponding periods in 2006. For the first nine months of 2007, earnings from manufacturing, retail and community activities declined primarily due to reduced unit sales. Earnings from financing activities in 2007 benefited from increased net interest income and lower credit losses versus 2006. During the third quarter of 2007, Berkshire Hathaway Finance Corporation (“BHFC”) issued $750 million 5.125% notes due 2012 and repaid $700 million par amount of 3.4% notes. Accordingly, the higher interest rate on the new BHFC borrowings will have a negative effect on net interest earned from financing activities because substantially all installment loans have fixed interest rates. Installment loan balances were approximately $10.7 billion as of September 30, 2007 and $10.0 billion as of September 30, 2006.
     Revenues from furniture/transportation equipment leasing activities for the third quarter and first nine months of 2007 decreased $24 million (10%) and $48 million (7%), respectively, as compared to 2006. Pre-tax earnings for the third quarter and first nine months of 2007 declined $27 million (52%) and $44 million (34%), respectively, compared to 2006. The declines primarily reflect lower rental income driven by lower utilization rates for over-the-road trailer and storage units. Due to significant cost components of this business being fixed (depreciation and facility expenses), pre-tax earnings declined disproportionately to revenues. Revenues and pre-tax earnings of other finance businesses in the first nine months of 2006 included an equity commitment fee of $67 million.
     Investment and Derivative Gains/Losses
     A summary of investment and derivative gains and losses follows. Amounts are in millions.

	Third Quarter		First Nine Months
	2007	2006	2007	2006
Investment gains/losses -
Sales and other disposals of investments -
Insurance and other	$2,984	$262	$3,976	$990
Finance and financial products	184	—	187	5
Other-than-temporary impairments	—	(1)	(1)	(141)
Other	19	17	77	141
Derivative gains/losses -
Foreign currency forward contracts	26	2	55	240
Other derivative contracts	(150)	(13)	285	296

Gains/losses before income taxes and minority interests	3,063	267	4,579	1,531
Income taxes and minority interests	1,071	93	1,597	537

Net gains/losses	$1,992	$174	$2,982	$994

FORM 10-Q	Q/E 9/30/07
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Investment and Derivative Gains/Losses (Continued)
     Investment gains or losses are recognized upon the sales of investments or as otherwise required under GAAP. The increases in investment gains realized during the third quarter and first nine months of 2007 over 2006 periods were primarily attributable to the sale of equity securities. The timing of realized gains or losses from sales can have a material effect on periodic earnings. However, such gains or losses usually have little, if any, impact on total shareholders’ equity because most equity and fixed maturity investments are carried at fair value with the unrealized gain or loss included in shareholders’ equity as a component of accumulated other comprehensive income. Other-than-temporary impairment losses represent the adjustment of cost to fair value when, as required by GAAP, management concludes that an investment’s decline in value below cost is other than temporary. Impairment losses represent a non-cash charge to earnings.
     Other derivative contracts primarily pertain to credit default risks of other entities as well as equity price risks associated with major worldwide equity indices. Such contracts are carried at estimated fair value and changes in estimated fair value are included in earnings in the period of the change. The gains/losses from other derivative contracts are principally attributable to non-cash changes in the fair values of the related contracts and reflect changes in equity index values, interest rates and foreign currency exchange rates among other factors. These contracts generally may not be settled before the expiration date (up to 20 years in the future with respect to equity index contracts) and therefore the amount of cash basis gains or losses will not be known for years. Nevertheless, the fair values on any given reporting date and the resulting gains and losses reflected in earnings will likely be volatile, reflecting the volatility of equity and credit markets. The estimated fair value of equity index and credit default derivative contracts at September 30, 2007 was approximately $5.6 billion, an increase of approximately $2.3 billion from December 31, 2006. The increase was primarily due to new contracts entered into during the year for which Berkshire received premiums of approximately $2.5 billion. As of September 30, 2007, Berkshire’s maximum exposure under these contracts was approximately $35 billion, an increase of approximately $12 billion from December 31, 2006.
Financial Condition
     Berkshire’s balance sheet continues to reflect significant liquidity and a strong capital base. Consolidated shareholders’ equity at September 30, 2007 was $119.9 billion. Cash and invested assets, excluding assets of finance and financial products businesses, was $145.8 billion at September 30, 2007 (including cash and cash equivalents of $40.6 billion) and $126.1 billion at December 31, 2006 (including cash and cash equivalents of $38.3 billion). Berkshire’s invested assets are held predominantly in insurance subsidiaries. A large amount of capital is maintained in the insurance subsidiaries for strategic and marketing purposes and in support of reserves for unpaid losses.
     Notes payable and other borrowings of the insurance and other businesses were $3.1 billion (includes about $2.1 billion issued or guaranteed by Berkshire Hathaway Inc.) at September 30, 2007, a decrease of $611 million from December 31, 2006, reflecting maturities and prepayments of $303 million of parent company debt, reductions in commercial paper (principally NetJets) and repayments of other borrowings of subsidiaries. An additional $334 million of parent company borrowings will mature on November 15, 2007, representing the outstanding senior notes issued as part of the SQUARZ securities in 2002. The SQUARZ securities also included warrants that expired on May 15, 2007. Berkshire issued 3,715 Class A equivalent shares of common stock during 2007 in connection with the SQUARZ warrant exercises in exchange for $333 million.
     Capital expenditures of the utilities and energy businesses were approximately $2.5 billion in the first nine months of 2007. Capital expenditures, construction and other development costs for the year ending December 31, 2007 are forecasted to be approximately $3.7 billion. MidAmerican expects to fund these capital expenditures with cash flows from operations and debt proceeds. Certain of its borrowings are secured by certain assets of its regulated utility subsidiaries. During the first nine months of 2007, MidAmerican issued $2.95 billion par amount of new term debt and repaid $596 million of previously issued debt including net repayments of short-term borrowings. MidAmerican borrowed an additional $600 million par amount of notes early in the fourth quarter of 2007. Term debt of MidAmerican maturing over the remainder of 2007 and 2008 is $2.8 billion with an additional $1.7 billion due before 2012. Berkshire has committed until March 2011 to provide up to $3.5 billion of additional capital to MidAmerican to permit the repayment of its debt obligations or to fund its regulated utility subsidiaries. Berkshire has not and does not intend to guarantee the repayment of debt by MidAmerican or any of its subsidiaries.
     Assets of the finance and financial products businesses were $26.0 billion as of September 30, 2007 and $24.6 billion at December 31, 2006, which consisted primarily of loans and finance receivables, fixed maturity securities and cash and cash equivalents. Liabilities were $21.2 billion as of September 30, 2007 and $19.4 billion at December 31, 2006 and included notes payable and other borrowings of $12.2 billion at September 30, 2007. Notes payable as of September 30, 2007 included $8.9 billion par amount of medium-term notes issued by BHFC. During the third quarter of 2007, BHFC issued $750 million par amount of notes due 2012 and repaid $700 million par amount of notes that matured. BHFC notes are

FORM 10-Q	Q/E 9/30/07
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Financial Condition (Continued)
unsecured and mature at various dates extending through 2015, including $3.1 billion due in 2008. The proceeds from these notes are being used to finance originated and acquired loans of Clayton Homes. Full and timely payment of principal and interest on the notes issued by BHFC is guaranteed by Berkshire. In addition, Clayton Homes has outstanding borrowings of $1.4 billion which are secured by portfolios of manufactured housing loans and are not guaranteed by Berkshire. These borrowings are repaid as the underlying collateralized loans are repaid.
Contractual Obligations
     Berkshire and its subsidiaries are parties to contracts associated with ongoing business and financing activities, which will result in cash payments to counterparties in future periods. Certain obligations reflected in the Consolidated Balance Sheets, such as notes payable, require future payments on contractually specified dates and in fixed and determinable amounts. The timing and amount of the payment of other obligations, such as unpaid property and casualty loss reserves, are contingent upon the outcome of future events. Other obligations pertain to the acquisition of goods or services in the future and are not currently reflected in the financial statements. Berkshire’s consolidated contractual obligations as of September 30, 2007 did not change materially from those disclosed in “Contractual Obligations,” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2006 except as discussed in the following paragraphs.
     On March 30, 2007, a reinsurance transaction became effective with Equitas that provides for the payment of losses and loss adjustment expenses of Equitas with respect to non-life insurance and reinsurance exposures. Loss reserves assumed as of the effective date of the transaction were $9.3 billion. The payment of such losses commenced at that time and will continue over a significant period of time, likely decades, until the underlying insurance and reinsurance policy obligations are extinguished or the reinsurance limits of indemnification are exhausted. The ultimate timing and amount of these payments are contingent on various factors discussed in the following section on Critical Accounting Policies. As of March 31, 2007, the estimated loss and loss adjustment payments to be made over the next five years were as follows (in millions): 2007—$800; 2008—$700; 2009—$600; 2010—$600 and 2011—$500. To date, actual payments under the Equitas agreement have been lower than originally projected. Management does not believe that the differences in the amounts of payments from projections over this short period of time to be meaningful in evaluating either the timing or amount of expected future payments under this contract. Management expects to review the timing and amount of future loss payments during the fourth quarter of 2007. Actual payments over the succeeding decades will likely vary, perhaps significantly, from the original estimates.
     In the first nine months of 2007, Berkshire subsidiaries issued $4.1 billion par amount fixed interest rate debt, of which $1.15 billion matures in 2012, $650 million in 2017 and $2.3 billion in 2037. Annual interest payments on such debt will be approximately $237 million.
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
     Berkshire’s Consolidated Balance Sheet as of September 30, 2007 includes estimated liabilities for unpaid losses from property and casualty insurance and reinsurance contracts of $56.3 billion, an increase of $8.7 billion from December 31, 2006. The increase in unpaid loss reserves was principally due to the Equitas reinsurance transaction that became effective on March 30, 2007. The reserves associated with this reinsurance transaction are considered to be long-tailed and include significant amounts related to asbestos, environmental, mass tort as well as other losses. Due to the inherent uncertainties in the process of establishing loss reserve amounts, the actual ultimate claim amounts will likely differ from the currently recorded amounts. A very small percentage change in estimates of this magnitude will result in a material effect on reported earnings. The effects from changes in these estimates are recorded as a component of losses incurred in the period of the change.
     Unamortized deferred charges on retroactive reinsurance policies assumed totaled $3.9 billion at September 30, 2007. Significant changes in either the timing or ultimate amount of loss payments related to retroactive reinsurance contracts may have a significant effect on unamortized deferred charges and the amount of periodic amortization.

FORM 10-Q	Q/E 9/30/07
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Critical Accounting Policies (Continued)
     Berkshire’s Consolidated Balance Sheet as of September 30, 2007 includes goodwill of acquired businesses of $32.7 billion. A significant amount of judgment is required in performing goodwill impairment tests. Such tests include periodically determining or reviewing the estimated fair value of Berkshire’s reporting units. There are several methods of estimating a reporting unit’s fair value, including market quotations, asset and liability fair values and other valuation techniques, such as discounted projected future net earnings and multiples of earnings. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then individual assets, including identifiable intangible assets, and liabilities of the reporting unit are estimated at fair value. The excess of the estimated fair value of the reporting unit over the estimated fair value of net assets would establish the implied value of goodwill. The excess of the recorded amount of goodwill over the implied value is then charged to earnings as an impairment loss.
     Berkshire’s consolidated financial position reflects very significant amounts of invested assets and derivative contract assets and liabilities that are measured at fair value. A substantial portion of invested assets are carried at fair value based upon current market quotations and, when not available, based upon fair value pricing matrices or models. Derivative contract values reflect estimates of the amounts at which the contracts could be settled based upon varying levels of observable market information. Certain of Berkshire’s fixed maturity securities are not actively traded in the securities markets and loans and finance receivables of Berkshire’s finance businesses are not traded at all. Considerable judgment is required in determining the assumptions used in certain pricing models, including interest rate, loan prepayment speed, credit risk and liquidity risk assumptions. Significant changes in these assumptions may have a significant effect on fair values.
     Information concerning recently issued accounting pronouncements which are not yet effective is included in Note 15 to the Interim Consolidated Financial Statements. Berkshire does not currently expect any of the recently issued accounting pronouncements to have a material effect on its financial condition.
Forward-Looking Statements
     Investors are cautioned that certain statements contained in this document as well as some statements in periodic press releases and some oral statements of Berkshire officials during presentations about Berkshire are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, which include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” or similar expressions. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects and possible future Berkshire actions, which may be provided by management, are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties and assumptions about Berkshire, economic and market factors and the industries in which Berkshire does business, among other things. These statements are not guaranties of future performance and Berkshire has no specific intention to update these statements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Reference is made to Berkshire’s most recently issued Annual Report and in particular the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of September 30, 2007, management believes there are no material changes in the market risks described in Berkshire’s most recently issued Annual Report on Form 10-K for the year ended December 31, 2006.
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

FORM 10-Q	Q/E 9/30/07
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
     Governmental Investigations – In April 2005, the Australian Prudential Regulation Authority (“APRA”) announced an investigation involving financial or finite reinsurance transactions by General Reinsurance Australia Limited (“GRA”), a subsidiary of General Reinsurance. An inspector was appointed by APRA under section 52 of the Insurance Act 1973 to conduct an investigation of GRA’s financial or finite reinsurance business. GRA and General Reinsurance cooperated fully with this investigation. On June 28, 2007, APRA announced that it had concluded its investigation and imposed a condition on GRA’s license that requires it to maintain a majority of independent directors on its local board.
     Civil Litigation – Insurance Brokerage Antitrust Litigation – Berkshire, General Re and General Reinsurance were named as defendants in this multidistrict litigation (In Re: Insurance Brokerage Antitrust Litigation, MDL No. 1663 (D.N.J.)) in which plaintiffs alleged an industry-wide scheme on the part of commercial insurance brokers and insurance companies to defraud a purported class of insurance purchasers through bid-rigging and contingent commission arrangements. On April 5, 2007, the Court dismissed all federal antitrust and RICO claims against Berkshire, General Re and General Reinsurance. On May 21, 2007, the plaintiffs concluded a settlement agreement with Berkshire, General Re and General Reinsurance that fully and finally resolved this litigation, as between these settling parties, without payment or admission of any liability on the part of these settling defendants.
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

BERKSHIRE HATHAWAY INC. (Registrant)
Date November 2, 2007	/s/ Marc D. Hamburg
(Signature)
Marc D. Hamburg, Vice President and Principal Financial Officer