Form 10-K
period 2007-12-31
BERKSHIRE HATHAWAY INC
filed 2008-02-29
CIK 1067983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not checkk if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2007 $112,953,710,000*
Indicate number of shares outstanding of each of the Registrant’s classes of common stock:

February 15, 2008 — Class A Common Stock, $5 par value	1,081,366 shares
February 15, 2008 — Class B Common Stock, $0.1667 par value	14,021,683 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated In

Proxy Statement for Registrant’s
Annual Meeting to be held May 3, 2008	Part III
* This aggregate value is computed at the last sale price of the common stock on June 30, 2007. It does not include the value of Class A Common Stock (393,058 shares) and Class B Common Stock (3,591,394 shares) held by Directors and Executive Officers of the Registrant and members of their immediate families, some of whom may not constitute “affiliates” for purpose of the Securities Exchange Act of 1934.

Part I
Item 1. Business
     Berkshire Hathaway Inc. (“Berkshire,” “Company” or “Registrant”) is a holding company owning subsidiaries engaged in a number of diverse business activities. The most important of these are insurance businesses conducted on both a primary basis and a reinsurance basis. Berkshire also owns and operates a large number of other businesses engaged in a variety of activities, as identified herein. Berkshire is domiciled in the state of Delaware, and its corporate headquarters is located in Omaha, Nebraska.
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
     Reinsurance contracts are normally classified as treaty or facultative contracts. Treaty reinsurance refers to reinsurance coverage for all or a portion of a specified class of risks ceded by the primary insurer, while facultative reinsurance involves coverage of specific individual risks. Reinsurance contracts are generally classified as quota-share or excess. Under quota-share (proportional or pro-rata) reinsurance, the reinsurer shares proportionally in the original premiums, losses and expenses of the primary insurer or reinsurer. Excess (or non-proportional) reinsurance provides for the indemnification of the primary insurer or reinsurer for all or a portion of the loss in excess of an agreed upon amount or “retention.” Both quota-share and excess reinsurance may provide for aggregate limits of indemnification.
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
     Insurers may market, sell and service insurance policies in the states that they are licensed. These insurers are referred to as admitted insurers. Admitted insurers are generally required to obtain regulatory approval of their policy forms and premium rates. Non-admitted insurance markets have developed to provide insurance that is otherwise unavailable from the admitted insurance markets of a state. Non-admitted insurance, often referred to as “excess and surplus” lines, is procured by either state-licensed surplus lines brokers who place risks with insurers not licensed in that state or by insureds’ direct procurement from non-admitted insurers. Non-admitted insurance is subject to considerably less regulation with respect to policy rates and forms. Reinsurers are normally not required to obtain regulatory approval of premium rates and policy forms.
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

Item 1. Business
Insurance and Reinsurance Businesses (Continued)
     Berkshire’s insurance companies maintain capital strength at exceptionally high levels. This strength differentiates Berkshire’s insurance companies from their competitors. Collectively, the aggregate statutory surplus of Berkshire’s U.S. based insurers was approximately $62 billion at December 31, 2007. All of Berkshire’s major insurance subsidiaries are rated AAA by Standard & Poor’s Corporation, the highest Financial Strength Rating assigned by Standard & Poor’s, and nearly all are rated A++ (superior) by A.M. Best with respect to their financial condition and operating performance.
     The insurance industry experienced severe losses from the September 11, 2001 terrorist attack. On November 26, 2002, President Bush signed into law the Terrorism Risk Insurance Act of 2002, which established within the Department of the Treasury a Terrorism Insurance Program (“Program”) for commercial property and casualty insurers by providing Federal reinsurance of insured terrorism losses. In December 2005, the Program was extended to December 31, 2007 through the passage of the Terrorism Risk Insurance Extension Act of 2005. In December 2007, the Program was extended to December 31, 2014 through the passage of the Terrorism Risk Insurance Program Reauthorization Act of 2007. Hereinafter the 2002, 2005 and 2007 Acts are collectively referred to as TRIA. Under TRIA, the Department of the Treasury is charged with certifying “acts of terrorism” as having been a terrorist act undertaken on behalf of a foreign person or interest which resulted in an insured loss in excess of $5 million. TRIA currently establishes that the industry insured loss for a certified event must exceed $100 million. To be eligible for Federal reinsurance, insurers must make available insurance coverage for acts of terrorism, by providing policyholders with clear and conspicuous notice of the amount of premium that will be charged for this coverage and of the Federal share of any insured losses resulting from any act of terrorism. Assumed reinsurance is specifically excluded from TRIA participation. Beginning in 2006, TRIA also excluded certain forms of direct insurance (such as commercial auto, burglary, theft, surety and certain professional liability lines). Terrorism exclusions that were contained within reinsurance contracts remain in effect. Reinsurers are not required to offer terrorism coverage and are not eligible for Federal reinsurance of terrorism losses.
     In the event of a certified act of terrorism, the Federal government will reimburse insurers (conditioned on their satisfaction of policyholder notification requirements) for 85% of their insured losses in excess of a company deductible. Under the December 2007 Program extension, the deductible is 20% of the aggregate direct subject earned premium for relevant commercial lines business in the immediately preceding calendar year. Berkshire’s aggregate deductible in 2008 will be approximately $525 million. There is also an aggregate limit of $100 billion on the amount of the Federal government coverage for each TRIA year.
     For many years, the insurance industry has been subject to claims arising from the manufacture of asbestos and its use in products. The magnitude of such losses has caused many manufacturers to file for protection under the U.S. Bankruptcy Code. In recent years, increasing numbers of claims have been filed against users of such products, including claims based upon exposure to asbestos, even though no related illness has been identified. Consequently, the U.S. Congress has periodically introduced legislation to assure that resources are available to indemnify claimants suffering from asbestos-related illnesses and to manage the overall cost of those claims. To date, no legislation has passed. It is highly uncertain as to whether or not any legislation will be enacted and, if enacted, how the provisions of such laws will affect Berkshire.
     Regulation of the insurance industry outside of the United States is subject to the differing laws and regulations of each country in which the insurer has operations or writes premiums. Some jurisdictions impose complex regulatory requirements on insurance businesses while other jurisdictions impose fewer requirements. In certain foreign countries, reinsurers are required to be licensed by governmental authorities. These licenses may be subject to modification, suspension or revocation dependent on such factors as amount and types of reserves and minimum capital and solvency tests. The violation of regulatory requirements may result in fines, censures and/or criminal sanctions in various jurisdictions. Berkshire subsidiaries have historically provided insuring capacity to several syndicates at Lloyd’s of London. Such capacity entitles Berkshire to a share of the risks and rewards of the activities of the syndicates in proportion to the amount of capacity provided. This business is subject to regulation by the U.K.’s Financial Services Authority which maintains comprehensive rules and regulations covering the legal, financial and operating activities of managing agents and syndicates.
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

Item 1. Business
Insurance and Reinsurance Businesses (Continued)
     GEICO — Berkshire acquired GEICO in January 1996. GEICO is headquartered in Chevy Chase, Maryland and its principal insurance subsidiaries include: Government Employees Insurance Company, GEICO General Insurance Company, GEICO Indemnity Company and GEICO Casualty Company. These companies primarily offer private passenger automobile insurance to individuals in 49 states and the District of Columbia. In addition, GEICO insures motorcycles, all-terrain vehicles and recreational vehicles and acts as an agent for other insurers who offer homeowners, boat and life insurance to individuals. GEICO markets its policies primarily through direct response methods in which applications for insurance are submitted directly to the companies via the Internet, by telephone or through the mail.
     GEICO competes for private passenger auto insurance customers with other companies that sell directly to the customer as well as with companies that use a traditional agency sales force. Private passenger automobile insurance business is highly competitive in the areas of price and service. Some insurance companies exacerbate price competition by selling their products for a period of time at less than adequate rates. This arises as a result of underestimating ultimate claim costs and/or overestimating the amount of investment income expected to be earned from the cash flow generated as a result of premiums being received before claims are paid. GEICO will not knowingly follow that strategy.
     As a result of an aggressive advertising campaign and competitive rates, new business sales and voluntary policies-in-force increased each year from 2003 through 2007. Voluntary auto policies-in-force have increased about 65% over the past five years. GEICO is currently the fourth largest auto insurer, in terms of premium volume, in the United States. According to A.M. Best data for 2006, the five largest automobile insurers have a combined 48.2% market share, with GEICO’s share being 6.9%. Seasonal variations in GEICO’s insurance business are not significant. However, extraordinary weather conditions or other factors may have a significant effect upon the frequency or severity of automobile claims.
     Private passenger auto insurance is stringently regulated by state insurance departments. As a result, it is difficult for insurance companies to differentiate their products. Competition for preferred-risk private passenger automobile insurance, which is substantial, tends to focus on price and level of customer service provided, whereas price tends to be the primary focus for other risks. GEICO places great emphasis on customer satisfaction. GEICO’s cost-efficient direct response marketing methods and emphasis on customer satisfaction enable it to offer competitive rates and value to customers. GEICO primarily uses its own claims staff to manage and settle claims.
     Management believes that the name and reputation of GEICO is a material asset and protects its name and other service marks through appropriate registrations.
     General Re — Berkshire acquired General Re Corporation (“General Re”) in December 1998. General Re was established in 1980 to serve as the holding company of General Reinsurance Corporation and its affiliates. General Re affiliates also include Kölnische Rückversicherungs – Gesellschaft AG (“Cologne Re”), a major international reinsurer based in Germany. General Re currently holds a 95% ownership interest in Cologne Re and in 2006 initiated a plan to acquire the remaining outstanding shares. General Re subsidiaries currently conduct business activities globally in 56 cities and provide insurance and reinsurance coverages world-wide. General Re operates property/casualty insurance and reinsurance, life/health reinsurance and other reinsurance intermediary and risk management, underwriting management and investment management services businesses. General Re is one of the largest reinsurers in the world based on premium volume and shareholder capital.
Property/Casualty Reinsurance
     General Re’s property/casualty reinsurance business in North America is conducted through General Reinsurance Corporation, domiciled in Delaware and licensed in the District of Columbia and all states but Hawaii where it is an accredited reinsurer. Property/casualty operations in North America are headquartered in Stamford, Connecticut, and are also conducted through 16 branch offices in the U.S. and Canada. Reinsurance activities are marketed directly to clients without involving a broker or intermediary where coverages are written primarily on an excess basis and under treaty and facultative contracts. In 2007, approximately 30% of net written premiums in North America related to casualty reinsurance coverages and 49% related to property reinsurance coverages.
     General Re’s property/casualty business in North America also includes a few smaller specialty insurers, primarily the General Star and Genesis companies (domiciled in Connecticut, North Dakota and Ohio). These specialty insurers underwrite primarily liability and workers’ compensation coverages on an excess and surplus basis and excess insurance for self-insured programs. In 2007, the specialty insurers represented approximately 21% of General Re’s property/casualty net premiums written in North America.

Item 1. Business
Insurance and Reinsurance Businesses (Continued)
General Re (Continued)
Property/Casualty Reinsurance (Continued)
     General Re’s property/casualty reinsurance business operations are conducted through internationally-based subsidiaries on a direct basis (via Cologne Re as well as several other General Re subsidiaries in 25 countries) and through brokers (primarily via Faraday, which owns the managing agent of Syndicate 435 at Lloyd’s of London and provides capacity and participates in the results of Syndicate 435). Through Faraday, General Re participates in 100% of the results of Lloyd’s Syndicate 435. Coverages are written on both a quota-share and excess basis for multiple lines of property, aviation and casualty reinsurance coverage world-wide. In 2007, international-based property/casualty operations principally wrote direct reinsurance in the form of treaties with lesser amounts written on a facultative basis.
Life/Health Reinsurance
     Through a subsidiary of Cologne Re, life, health, long-term care and disability reinsurance coverages are written on an individual and group basis. Most of this business is written on a proportional treaty basis, with the exception of U.S. group health and disability business which is predominately written on an excess treaty basis. Lesser amounts of life and disability business are written on a facultative basis. The life/health business is marketed on a direct basis. In 2007, approximately 44% of life/health net premiums were written in the United States, 28% were written in Western Europe and the remaining 28% were written throughout the rest of the world.
     Berkshire Hathaway Reinsurance Group — The Berkshire Hathaway Reinsurance Group (“BHRG”) operates from offices located in Stamford, Connecticut. Business activities are conducted through a group of subsidiary companies, led by National Indemnity Company (“NICO”) and Columbia Insurance Company (“Columbia”). BHRG provides principally excess and quota-share reinsurance to other property and casualty insurers and reinsurers. The level of BHRG’s underwriting activities often fluctuates significantly from year to year depending on the perceived level of price adequacy in specific insurance and reinsurance markets.
     For many years BHRG has written catastrophe excess of loss treaty reinsurance contracts. BHRG also writes individual policies for primarily excess property risks on both a primary and facultative reinsurance basis, referred to as “individual risk,” which includes policies covering terrorism, natural catastrophe and aviation risks. A catastrophe excess policy provides protection to the counterparty from the accumulation of primarily property losses arising from a single loss event or series of events. Catastrophe and individual risk policies may provide significant amounts of indemnification per contract and a single loss event may produce losses under a number of contracts.
     BHRG generally does not cede risks assumed under catastrophe excess reinsurance contracts or individual risk contracts to third parties due to, in part, to perceived uncertainties in recovering amounts from other reinsurers that are financially weaker. As a result, catastrophe and individual risk business produces extremely volatile periodic underwriting results. The extraordinary financial strength of NICO and Columbia are believed to be the primary reasons why BHRG has become a major provider of such coverages.
     BHRG has entered into several retroactive reinsurance contracts over the past five years. Retroactive reinsurance contracts afford protection to ceding companies against the adverse development of claims arising under policies issued in prior years. Coverage under such contracts is usually provided on an excess basis and is normally subject to a large aggregate limit of indemnification. Significant amounts of environmental and latent injury claims may arise under the contracts. In March 2007, an agreement became effective between NICO and Equitas, a London based entity established to reinsure and manage the 1992 and prior years’ non-life liabilities of the Names or Underwriters at Lloyd’s of London. Under the agreement, NICO is providing up to $7 billion of new excess reinsurance to Equitas.
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

Item 1. Business
Insurance and Reinsurance Businesses (Continued)
Berkshire Hathaway Reinsurance Group (Continued)
     BHRG also underwrites traditional non catastrophe insurance and reinsurance coverages, referred to as multi-line business. The type and volume of such business conducted is dependent on changes in market conditions, including changes in prevailing premium rates and coverage terms as perceived by management, and therefore can change rapidly. In 2004 and 2005, BHRG increased its overall volume of aviation and workers’ compensation business. In 2006 and in 2007, volume from the aviation and workers’ compensation programs declined but was largely offset by increases from property business written on a quota-share basis and new property program business. In January 2008, BHRG will begin assuming a 20% quota-share of property and casualty business underwritten by Swiss Reinsurance Company and its subsidiaries continuing for the next five years. In December 2006, NICO acquired the North American property and casualty insurance subsidiaries of Converium Holdings AG, which have been in run off since 2004.
     Berkshire Hathaway Primary Group — The Berkshire Hathaway Primary Group is a collection of primary insurance operations that provide a wide variety of insurance coverages to insureds located principally in the United States. NICO and certain affiliates underwrite motor vehicle and general liability insurance to commercial enterprises on both an admitted and excess and surplus basis. This business is written nationwide primarily through insurance agents and brokers and is based in Omaha, Nebraska.
     In 2000, Berkshire acquired U.S. Investment Corporation (“USIC”). USIC, through its three subsidiaries led by U.S. Liability Insurance Company, is a specialty insurer that underwrites commercial, professional and personal lines of insurance on an admitted and excess and surplus basis. Policies are marketed in all 50 states and the District of Columbia through wholesale insurance agents. USIC companies underwrite and market approximately 95 distinct specialty property and casualty insurance products.
     In 2005, Berkshire acquired Medical Protective Corporation (“MedPro”) which is based in Fort Wayne, Indiana. Through its subsidiary, the Medical Protective Company, MedPro is a national leader in primary medical professional liability coverage and risk solutions to physicians, dentists, professional corporations and healthcare facilities. As one of the nation’s first providers of medical professional liability insurance, MedPro has provided insurance coverage to healthcare providers for over 100 years. MedPro’s insurance policies are distributed through a nationwide network of employee market managers and appointed agents.
     In 2006, Berkshire acquired Applied Underwriters, Inc. (“Applied”), a leading provider of payroll and insurance services to small and medium-sized employers, based in Omaha, Nebraska. Applied, through its subsidiaries, including two workers’ compensation insurance companies, principally markets SolutionOne®, a product that bundles a variety of related insurance coverages and business services into a seamless package that is designed to reduce the risks and remove the burden of administrative and regulatory requirements faced by small to medium-sized employers. The buyer of SolutionOne® receives an integrated product that is higher in quality and more cost effective than traditional multi-provider solutions.
     In 2007, Berkshire acquired Boat America Corporation, which owns Seaworthy Insurance Company and controls the Boat Owners Association of the United States (collectively “BoatU.S.”). BoatU.S. provides insurance, safety and other services to recreational watercraft owners and enthusiasts.
     Other insurance operations include several companies referred to as the “Homestate Companies,” based in California, Colorado and Nebraska and with branch offices in several other states. These companies market various commercial coverages for standard risks to insureds in their state of domicile and an increasing number of other states. Also included is Central States Indemnity Company of Omaha (“CSI”) located in Omaha, Nebraska, which provides credit and income protection insurance and related services marketed primarily to credit and debit card holders nationwide. The Kansas Bankers Surety Company is an insurer of primarily crime, fidelity, errors and omissions, officers’ and directors’ liability and related insurance coverages directed toward small and medium-sized banks throughout the Midwest United States.

Item 1. Business
Insurance and Reinsurance Businesses (Continued)
Property and casualty loss reserves
     Berkshire’s property and casualty insurance companies establish reserves for the estimated unpaid losses and loss adjustment expenses with respect to claims occurring on or before the balance sheet date. Such estimates include provisions for reported claims or case estimates, provisions for incurred-but-not-reported (“IBNR”) claims and legal and administrative costs to settle claims. The estimates of unpaid losses and amounts recoverable under reinsurance are established and continually reviewed by using a variety of actuarial, statistical and analytical techniques. Reference is made to “Critical Accounting Policies,” included in Item 7 of this Report.
     The table on the following page presents the development of Berkshire’s consolidated net unpaid losses for property/casualty contracts from 1997 through 2007. Data in the table related to acquisitions is included from the acquisition date forward.
     The first section of the table reconciles the estimated liability for unpaid losses and loss adjustment expenses recorded at the balance sheet date for each of the indicated years. The net liability represents the estimated amount of claims and claim expenses, including IBNR, outstanding as of the balance sheet date, reduced by estimates of amounts recoverable under ceded reinsurance, deferred charges on retroactive reinsurance contracts and reserve discounts.
     Certain workers’ compensation loss reserves are discounted for both statutory and GAAP reporting purposes at an interest rate of 4.5% per annum for claims occurring before 2003 and at 1% per annum for claims occurring after 2002. The discount accretion is included as a component of insurance losses and loss adjustment expenses.
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
     The second section of the table shows the re-estimated amount of the previously recorded net liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as losses are paid and more information becomes known about the frequency and severity of unpaid claims. The line labeled “cumulative deficiency (redundancy)” represents the aggregate increase (decrease) in the initial estimates from the original balance sheet date through December 31, 2007. These amounts have been reported in earnings over time as a component of losses and loss adjustment expenses and include accumulated reserve discount accruals and deferred charge amortization.
     The redundancies or deficiencies shown in each column should be viewed independently of the other columns because such adjustments made in earlier years may also be included as a component of adjustments in the more recent years. Liabilities assumed under retroactive reinsurance contracts are treated as occurrences in the year the contract was entered into, as opposed to when the underlying losses actually occurred, which is prior to the contract date. Due to the significance of the deferred charges and reserve discounts, the cumulative changes in such balances which are included in the cumulative deficiency/redundancy amounts are also provided.
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

Item 1. Business
Insurance and Reinsurance Businesses (Continued)
Property and casualty loss reserves (Continued)
     Berkshire management believes that the reserves established as of December 31, 2007 are reasonable and adequate. However, due to the inherent uncertainties in the reserving process, it cannot be assured that such balances will ultimately prove to be adequate. Dollar amounts are in millions.

	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
Unpaid losses per Consolidated Balance Sheet	$6,637	$22,804	$26,600	$32,868	$40,562	$43,771	$45,393	$45,219	$48,034	$47,612	$56,002
Reserve discounts	—	1,666	1,663	1,675	2,022	2,405	2,435	2,611	2,798	2,793	2,732

Unpaid losses before discounts	6,637	24,470	28,263	34,543	42,584	46,176	47,828	47,830	50,832	50,405	58,734
Ceded reserves	(274)	(2,167)	(2,331)	(2,997)	(2,957)	(2,623)	(2,597)	(2,405)	(2,812)	(2,869)	(3,139)

Net unpaid losses	6,363	22,303	25,932	31,546	39,627	43,553	45,231	45,425	48,020	47,536	55,595
Reserve discounts	—	(1,666)	(1,663)	(1,675)	(2,022)	(2,405)	(2,435)	(2,611)	(2,798)	(2,793)	(2,732)
Deferred charges	(480)	(560)	(1,518)	(2,593)	(3,232)	(3,379)	(3,087)	(2,727)	(2,388)	(1,964)	(3,987)

Net unpaid losses, net of discounts/deferred charges	$5,883	$20,077	$22,751	$27,278	$34,373	$37,769	$39,709	$40,087	$42,834	$42,779	$48,876

Liability re-estimated: 1 year later	$5,673	$19,663	$22,239	$28,569	$36,289	$39,206	$40,618	$39,002	$42,723	$41,811
2 years later	5,540	18,132	22,829	30,667	38,069	40,663	39,723	39,456	42,468
3 years later	5,386	18,464	24,079	32,156	40,023	40,517	40,916	39,608
4 years later	5,293	19,750	25,158	33,532	40,061	41,810	41,418
5 years later	5,304	20,581	26,894	34,096	41,448	42,501
6 years later	5,246	21,172	26,676	35,566	42,229
7 years later	5,311	21,244	27,925	36,410
8 years later	5,268	22,170	28,762
9 years later	5,276	22,859
10 years later	5,287

Cumulative deficiency (redundancy)	(596)	2,782	6,011	9,132	7,856	4,732	1,709	(479)	(366)	(968)

Cumulative foreign exchange effect*	—	(1,200)	(1,564)	(2,768)	(2,565)	(1,998)	(1,018)	(431)	(1,000)	(510)

Net deficiency (redundancy)	$(596)	$1,582	$4,447	$6,364	$5,291	$2,734	$691	$(910)	$(1,366)	$(1,478)

Cumulative payments: 1 year later	$1,811	$4,509	$5,825	$5,352	$6,653	$8,092	$8,828	$7,793	$9,345	$8,865
2 years later	2,463	7,596	8,289	8,744	11,396	14,262	13,462	12,666	15,228
3 years later	3,330	9,384	9,889	11,625	16,378	18,111	17,429	16,463
4 years later	3,507	10,436	11,513	15,608	19,658	21,446	20,494
5 years later	3,598	11,421	13,840	18,504	22,438	24,067
6 years later	3,694	12,221	15,855	20,692	24,748
7 years later	3,752	13,870	17,310	22,555
8 years later	4,254	14,565	18,293
9 years later	4,273	14,937
10 years later	4,297

Net deficiency (redundancy) above	$(596)	$1,582	$4,447	$6,364	$5,291	$2,734	$691	$(910)	$(1,366)	$(1,478)
Deferred charge changes and reserve discounts	446	690	1,174	1,524	1,533	1,748	1,110	879	741	282

Deficiency (redundancy) before deferred charges and reserve discounts	$(1,042)	$892	$3,273	$4,840	$3,758	$986	$(419)	$(1,789)	$(2,107)	$(1,760)

*	The amounts of re-estimated liabilities in the table above related to these operations are based on the applicable foreign currency exchange rates as of the end of the re-estimation period. The cumulative foreign exchange effect represents the cumulative effect of changes in foreign exchange rates from the original balance sheet date to the end of the re-estimation period.

Item 1. Business
Insurance and Reinsurance Businesses (Continued)
     Investments — Invested assets of insurance businesses derive from shareholder capital as well as funds provided from policyholders through insurance and reinsurance business (“float”). Float is an approximation of the amount of net policyholder funds available for investment. That term denotes the sum of unpaid losses and loss adjustment expenses, unearned premiums and other policyholder liabilities, less the aggregate amount of premium balances receivable, losses recoverable from reinsurance ceded, deferred policy acquisition costs, deferred charges on reinsurance contracts and related deferred income taxes.
     The amount of float has grown from approximately $7 billion at the end of 1997 to $59 billion at the end of 2007, through internal growth as well as through business acquisitions. BHRG and General Re accounted for approximately 80% of total float as of December 31, 2007. Equally important as the amount of the float is its cost, represented by Berkshire’s periodic net underwriting gain or loss. The increases in the amount of float plus the substantial amounts of shareholder capital devoted to insurance and reinsurance activities have generated meaningful increases in the levels of investments and investment income over the past five years.
     Investment portfolios of insurance subsidiaries include ownership of equity securities of other publicly traded companies which are concentrated in relatively few companies and large amounts of fixed maturity securities and cash and cash equivalents. Fixed maturity investments consist of obligations of the U.S. Government, U.S. states and municipalities, mortgage-backed securities issued primarily by the three major U.S. Government and Government-sponsored agencies, as well as obligations of foreign governments and corporate obligations. Investment portfolios are primarily managed by Berkshire’s corporate office. Generally, there are no targeted investment allocation rates established by management with respect to investment activities. Rather, management may increase or decrease investments in response to perceived changes in opportunities for income or price appreciation relative to risks associated with the issuers of the securities.
Utilities and Energy Businesses
     Berkshire currently owns an 88.2% (87.4% diluted) voting common stock interest in MidAmerican Energy Holdings Company (“MidAmerican”), an international energy company. Following the repeal of the Public Utility Holding Company Act of 1935 and approval by the appropriate Federal and state regulatory authorities, on February 9, 2006, Berkshire converted its non-voting convertible preferred stock investment in MidAmerican to common stock. Prior to the conversion, Berkshire owned a 9.7% voting interest and an 83.4% (80.5% diluted) economic interest in MidAmerican.
     Each of MidAmerican’s businesses are managed as separate operating units. MidAmerican’s domestic regulated energy interests are comprised of two regulated utility companies serving approximately 3.1 million retail customers and two interstate natural gas pipeline companies with over 17,000 miles of pipeline in operation and design capacity of 6.9 billion cubic feet of natural gas per day. Its United Kingdom electricity distribution subsidiaries serve about 3.8 million electricity end users. In addition, MidAmerican’s interests include a diversified portfolio of domestic independent power projects, a hydroelectric facility in the Philippines and the second-largest residential real estate brokerage firm in the United States.
     Regulated Energy Businesses
     General Matters
     PacifiCorp, acquired by MidAmerican in March 2006, is a public utility company headquartered in Portland, Oregon, serving regulated retail electric customers in portions of Utah, Oregon, Wyoming, Washington, Idaho and California. The combined service territory’s diverse regional economy ranges from rural, agricultural and mining areas to urban, manufacturing and government service centers. No single segment of the economy dominates the service territory, which helps mitigate PacifiCorp’s exposure to economic fluctuations. In addition to retail sales, PacifiCorp sells electric energy to other utilities, marketers and municipalities on a wholesale basis.
     As a vertically integrated electric utility, PacifiCorp owns approximately 9,300 net megawatts (“MW”) of generation capacity. There are seasonal variations in PacifiCorp’s business. Customer demand is typically highest in the summer across PacifiCorp’s service territory when air conditioning and irrigation systems are heavily used. Customer demand also peaks in the winter months in the western portion of PacifiCorp’s service territory primarily due to heating requirements and in the eastern portion due to other electricity demands.

Item 1. Business
Utilities and Energy Businesses (Continued)
     Regulated Energy Businesses (Continued)
     General Matters (Continued)
     MidAmerican Energy Company (“MEC”) is a public utility company headquartered in Des Moines, Iowa, serving regulated retail electric and natural gas customers primarily in Iowa and also in portions of Illinois, South Dakota and Nebraska. MEC has a diverse customer base consisting of residential, agricultural and a variety of commercial and industrial customer groups. In addition to retail sales, MEC sells regulated electric energy and natural gas to other utilities, marketers and municipalities on a wholesale basis and sells nonregulated electric and natural gas services in deregulated markets.
     As a vertically integrated electric and gas utility, MEC owns approximately 5,700 net MW of generation capacity. There are seasonal variations in MEC’s business that are principally related to the use of electricity for air conditioning and natural gas for heating. Typically, 35-40% of MEC’s regulated electric revenues are reported in the summer months while 45-55% of MEC’s regulated natural gas revenue is reported in the winter months.
     Northern Natural Gas Company (“Northern Natural”) is based in Omaha, Nebraska and operates 15,700 miles of natural gas pipeline with a design capacity of 5.1 billion cubic feet of natural gas per day making it one of the largest interstate natural gas pipeline systems in the United States reaching from Texas to Michigan’s Upper Peninsula. Northern Natural has access to supplies from every major mid-continent basin, as well as the Rocky Mountain and Western Canadian basins and provides transportation services to utilities and numerous other end-use customers. Northern Natural also operates three natural gas storage facilities and two liquefied natural gas storage peaking units. Northern Natural’s system experiences significant seasonal swings in demand, with the highest demand occurring during the months of November through March.
     Kern River Gas Transmission Company (“Kern River”) is based in Salt Lake City, Utah and operates approximately 1,700 miles of natural gas pipeline with a design capacity of 1.8 billion cubic feet of natural gas per day. Kern River transports natural gas from the supply areas in the Rocky Mountains to consuming markets in Utah, Nevada and California.
     MidAmerican, through Northern Electric Distribution Limited (“Northern Electric”) and Yorkshire Electricity Distribution plc (“Yorkshire Electricity”), owns a substantial United Kingdom electricity distribution network that delivers electricity to end users in the North and East of England covering almost 10,000 square miles. The distribution companies primarily charge supply companies regulated tariffs for the use of their electrical infrastructure.
     Regulatory Matters
     PacifiCorp and MEC are subject to comprehensive regulation by Federal agencies, state utility commissions and other state and local regulatory agencies. The Federal Energy Regulatory Commission (“FERC”), an independent agency with broad authority to implement provisions of the Federal Power Act and the Energy Policy Act and to assess civil penalties, regulates rates for interstate sales at wholesale, transmission of electric power, accounting, securities issuances and other matters, including construction and operation of hydroelectric projects. MEC is also subject to regulation by the Nuclear Regulatory Commission pursuant to the Atomic Energy Act of 1954, as amended, with respect to the operation of the Quad Cities Station.
     Both PacifiCorp and MEC have a right to serve retail customers within their service territories and, in turn, the obligation to provide service to those customers. Historically, state utility commissions have established service rates on a cost-of-service basis, which is designed to allow a utility an opportunity to recover its costs of providing services and to earn a reasonable return on its investment. The rates of MidAmerican’s public utility subsidiaries are generally based on the cost of providing traditional bundled service, including generation, transmission and distribution services.
     Northern Natural and Kern River are subject to regulation by various Federal and state agencies. As owners of interstate natural gas pipelines, their rates, services and operations are subject to regulation by the FERC. The FERC administers, most significantly, the Natural Gas Act and the Natural Gas Policy Act of 1978 giving it jurisdiction over the construction and operation of United States pipelines and related facilities used in the transportation, storage and sale of natural gas in interstate commerce, including the extension, expansion or abandonment of such facilities. The FERC also has jurisdiction over the rates, charges, terms and conditions of service for the transportation of natural gas in interstate commerce. Additionally, interstate pipeline companies are subject to regulation by the Pipeline & Hazardous Material Safety Administration division of the United States Department of Transportation pursuant to the Natural Gas Pipeline Safety Act of 1968, which establishes safety requirements in the design, construction, operation and maintenance of interstate natural gas transmission facilities, and the Federal Pipeline Safety Improvement Act of 2002, which implemented additional safety and pipeline integrity regulations for high consequence areas.

Item 1. Business
Utilities and Energy Businesses (Continued)
     Regulated Energy Businesses (Continued)
     Regulatory Matters (Continued)
     Northern Electric and Yorkshire Electricity charge fees for use of their distribution systems that are controlled by a formula prescribed by the British electricity regulatory body, the Office of Gas and Electricity Markets, which was last reset on April 1, 2005. The distribution price control formula is generally reviewed and reset at five-year intervals.
     Environmental Matters
     MidAmerican and its businesses are subject to Federal, state, local and foreign laws and regulations with regard to air and water quality, renewable portfolio standards, climate change, hazardous and solid waste disposal and other environmental matters. In addition to imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance including fines, injunctive relief and other sanctions.
     The Federal Clean Air Act, as well as state laws and regulations impacting air emissions, provides a framework for protecting and improving the nation’s air quality and controlling mobile and stationary sources of air emissions. These laws and rules will likely continue to impact the operation of MidAmerican’s generating facilities and will likely require them to make emissions reductions at those facilities through the installation of emission controls or to comply with the regulations through the purchase of additional emission allowances, or some combination thereof.
     Renewable portfolio standards have been established by certain state governments and generally require electricity providers to obtain a minimum percentage of their power from renewable energy resources by a certain date. Oregon, Washington, California and Iowa have all passed renewable portfolio standards. Most significantly, PacifiCorp must meet minimum requirements for electricity sold to retail customers from renewable energy resources of at least 25% by 2025 in Oregon and at least 15% by 2020 in Washington.
     As a result of increased attention to climate change in the United States, numerous bills have been introduced in the United States Congress that would reduce greenhouse gas emissions in the United States. Congressional leadership has made climate change legislation a priority and many congressional observers expect to see the passage of climate change legislation within the next several years. The Lieberman-Warner Climate Security Act of 2007 was passed by the United States Senate Environment and Public Works Committee on December 5, 2007. The bill would impose an economy-wide cap on greenhouse gas emissions to reduce emissions 70% from 2005 levels by 2050. In addition, nongovernmental organizations have become more active in initiating citizen suits under existing environmental and other laws.
     In April 2007, a United States Supreme Court decision concluded that the Environmental Protection Agency (“EPA”) has the authority under the Clean Air Act to regulate emissions of greenhouse gases from motor vehicles. While debate continues at the national level over the direction of domestic climate policy, several states have developed state-specific laws or regional legislative initiatives to reduce greenhouse gas emissions. MidAmerican continues to add renewable electric capacity to its generation portfolio. In addition, MidAmerican has engaged in several voluntary programs designed to reduce and/or avoid greenhouse gas emissions. The impact of any pending judicial proceedings and any pending or enacted Federal and state climate change legislation and regulation cannot be determined at this time; however, adoption of stringent limits on greenhouse gas emissions could significantly impact MidAmerican’s fossil-fueled facilities, and, therefore, its financial results.
     Non-Regulated Energy Businesses
     MidAmerican has ownership interests in independent power projects including a combined irrigation and hydroelectric power project in the Philippines; ten geothermal power projects located in Southern California; four natural gas-fueled combined-cycle generation plants located in New York, Illinois, Texas and Arizona; and one hydroelectric power project in Hawaii with approximately 1,000 aggregate net MW of owned generation capacity.
     Non-Energy Businesses
     MidAmerican also owns HomeServices of America, Inc. (“HomeServices”), the second largest full-service residential real estate brokerage firm in the United States. HomeServices offers integrated real estate services, including mortgage origination, title and closing services, property and casualty insurance, home warranties and other home-related services. It operates under 20 residential real estate brand names with almost 19,000 agents and more than 370 broker offices in 19 states. HomeServices’ principal sources of revenue are dependent on residential real estate sales, which are generally lower in the first and last quarters of each year.

Item 1. Business
Manufacturing, Service and Retailing Businesses
     The Registrant’s numerous and diverse manufacturing, service and retailing businesses are described below.
     McLane Company — Berkshire acquired McLane Company, Inc. (“McLane”) in 2003 from Wal-Mart Stores, Inc. (“Wal-Mart”). McLane provides wholesale distribution and logistics services in all 50 states and internationally in Brazil to customers that include discount retailers, convenience stores, quick service restaurants, drug stores and movie theatre complexes. From 1990 to 2003, McLane was an integral part of the Wal-Mart distribution network. Under Berkshire’s ownership, McLane continues to provide wholesale distribution services to Wal-Mart which accounted for approximately 33% of McLane’s revenues during 2007. McLane’s business model is based on a high volume of sales, low profit margins, rapid inventory turnover and tight expense control. Operations are divided into two business units: grocery distribution and foodservice operations.
     McLane’s grocery distribution unit, based in Temple, Texas, enjoys the dominant market share within the convenience store industry and serves most of the national convenience store chains and major oil company retail outlets. Grocery operations provide products to more than 42,000 retail locations nationwide, including Wal-Mart. McLane’s grocery distribution unit operates 22 facilities in 18 states, which average approximately 390,000 square feet per facility. In addition, McLane’s grocery operations provide third-party logistics services from four distribution facilities in Brazil that average approximately 395,000 square feet per facility.
     McLane’s foodservice operations, based in Carrollton, Texas, focus on serving the quick service restaurant industry with high quality, timely-delivered products. Operations are conducted through 18 facilities in 16 states which average approximately 175,000 square feet per facility. The foodservice distribution unit is considered one of the five largest restaurant systems suppliers in the United States, servicing more than 18,000 chain restaurants nationwide.
     Shaw Industries — Berkshire acquired Shaw Industries Group, Inc. (“Shaw”) in 2001. Shaw, headquartered in Dalton, Georgia, is the world’s largest carpet manufacturer based on both revenue and volume of production. Shaw designs and manufactures over 3,000 styles of tufted and woven carpet and rugs and laminate flooring for residential and commercial use under about 30 brand and trade names and under certain private labels. Shaw’s manufacturing operations are fully integrated from the processing of raw materials used to make fiber through the finishing of carpet. Shaw’s carpet and laminate are sold in a broad range of prices, patterns, colors and textures. Shaw acquired the Anderson Family of Companies (“Anderson”) in September of 2007. Anderson is a fully integrated producer of hardwood flooring known for their quality, craftsmanship and innovation. The Anderson business will compliment Shaw’s laminate and existing flooring business.
     Shaw sells its wholesale products to over 40,000 retailers, distributors and commercial users throughout the United States, Canada and Mexico through its own residential and commercial sales personnel. Shaw also exports to various overseas markets. Shaw provides installation services and sells ceramic tile and hardwood flooring. Shaw’s wholesale products are marketed domestically by over 2,000 salaried and commissioned sales personnel directly to retailers and distributors and to large national accounts. Shaw’s 11 carpet full-service distribution facilities, three hard surface and four rug full-service distribution facilities and 31 redistribution centers, along with centralized management information systems, enable it to provide prompt delivery of its products to both its retail customers and wholesale distributors.
     Substantially all carpet manufactured by Shaw is tufted carpet made from nylon, polypropylene and polyester. In the tufting process, yarn is inserted by multiple needles into a synthetic backing, forming loops which may be cut or left uncut, depending on the desired texture or construction. During 2007 Shaw processed approximately 97% of its requirements for carpet yarn in its own yarn processing facilities. The availability of raw materials continues to be good although costs have been adversely impacted by the continued high petro-chemical and natural gas prices. The raw material increases are periodically passed along to customers.
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

Item 1. Business
Manufacturing, Service and Retailing Businesses (Continued)
     Other Manufacturing, Service and Retailing Businesses
     Apparel Manufacturing — Berkshire’s apparel manufacturing businesses include manufacturers of a variety of clothing and footwear. Businesses engaged in the manufacture and distribution of clothing include Fruit of the Loom (“FOL”), Russell Corporation (“Russell”), Vanity Fair Brands (“VFB”), Garan and Fechheimer Brothers. Berkshire’s footwear businesses include H.H. Brown Shoe Group and Justin Brands.
     Berkshire acquired FOL in 2002, Russell in August 2006 and VFB in April 2007. As a combined business, headquartered in Bowling Green, Kentucky, FOL, Russell and VFB (“FOL Inc.”) is primarily a vertically integrated manufacturer and distributor of basic apparel, underwear and bras. Products, under the Fruit of the Loom®, and JERZEES® labels, are primarily sold in the mass merchandise and wholesale markets. With the addition of VFB, FOL Inc. has expanded its intimate apparel line that is sold under the Vanity Fair®, Vassarette®, Bestform®, Lily of France®, and Curvation® brands. FOL Inc. also markets and sells athletic uniforms, apparel, sports equipment and balls to team dealers; college licensed tee shirts and fleecewear to college bookstores and mid-tier merchants; and athletic apparel, sports equipment and balls to sporting goods retailers under the Russell Athletic® and Spalding® brands. FOL Inc. markets and sells running footwear and apparel to specialty retailers under the Brooks® brand. Other brands include American Athletic®, Cross Creek®, Huffy Sports®, Mossy Oak®, Moving Comfort®, Bike®, Dudley®, Discus®, Sherrin®, Gemma®, Lou®, Belcore®, Intima®, Variance®, and Exquisite Form®.
     In the mass merchandise segment, FOL Inc. maintains the number one market share brand of men’s underwear and in the wholesale segment maintains the number one market share brand of fleecewear. FOL Inc., under the Spalding® brand, is the official basketball licensee of the National Basketball Association and is the world’s leading seller of basketballs.
     For basic apparel, underwear and certain athletic products FOL Inc. performs most of its own spinning, knitting, cloth finishing, cutting, sewing and packaging. For the North American market which comprised more than 80% of FOL Inc.’s net sales in 2007, the majority of capital-intensive spinning and cloth manufacturing operations are located in highly automated facilities in the United States with a portion of cloth manufacturing performed offshore. Labor-intensive sewing and finishing operations are located in lower labor cost facilities in Central America and the Caribbean. For the European market, products are either outsourced to third-party contractors in Europe or Asia or sewn in Morocco from textiles internally produced in the Caribbean. A new textile facility under construction in Morocco is planned to replace the Caribbean textile production facility in early 2008. FOL Inc.’s bras, athletic equipment, footwear, sporting goods and other athletic apparel lines are generally sourced from third-party contractors located primarily in Asia.
     Cotton and polyester fibers are the main raw materials used in the manufacturing of FOL Inc.’s products and are purchased from a limited number of third-party suppliers and manufacturers. Raw materials are subject to price volatility caused by weather, supply conditions, government regulations, economic climate and other unpredictable factors. Management believes there are currently readily available alternative sources of supply. However, if relationships with suppliers cannot be maintained or delays occur in obtaining alternative sources of supply, production could be adversely affected, which could have a corresponding adverse effect on results of operations.
     Berkshire acquired Garan in 2002. Based in New York, New York, Garan designs, manufactures, and sells apparel primarily for children and to a lesser degree for men and women. Products are sold under private labels of its customers as well as its own trademarks, including Garanimals®. Garan’s production facilities are primarily located in Central America. Substantially all of Garan’s products are sold through its distribution centers in the U.S. to major national chain stores, department stores and specialty stores. In 2007, over 90% of Garan’s sales were to Wal-Mart.
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

Item 1. Business
Manufacturing, Service and Retailing Businesses (Continued)
     Justin Brands and H.H. Brown Shoe Group have been owned by Berkshire for more than the past five years. Collectively, Berkshire’s footwear businesses purchase or manufacture and distribute work, rugged outdoor and casual shoes and western-style footwear under a number of brand names, including Justin, Western, Double HH Boot® and Born®. Significant portions of the shoes sold by Berkshire’s shoe businesses are manufactured or purchased from sources outside the United States. Products are principally sold in the United States through a variety of channels including department stores, footwear chains, specialty stores, catalogs and the Internet, as well as through company-owned retail stores.
     Building Products Manufacturing — Berkshire entered the building products business in 2000 with the acquisition of Acme Building Brands (“Acme”). Acme, headquartered in Fort Worth, Texas, manufactures and distributes clay bricks (Acme Brick), concrete block (Featherlite) and cut limestone (Texas Quarries). In addition, Acme distributes a number of other building products of other manufacturers, including glass block, floor and wall tile and other masonry products. Acme also sells ceramic floor and wall tile, as well as marble, granite and other stones through its subsidiary, American Tile. Products are sold primarily in the Southwest United States through company-operated sales offices. Acme distributes products primarily to homebuilders and masonry and general contractors.
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
     Berkshire acquired Benjamin Moore & Co. (“Benjamin Moore”) at the end of 2000. Benjamin Moore, headquartered in Montvale, New Jersey, is a leading formulator, manufacturer and retailer of a broad range of architectural coatings, available principally in the United States and Canada. Products include water-thinnable and solvent-thinnable general purpose coatings (paints, stains and clear finishes) for use by the general public, contractors and industrial and commercial users. Products are marketed under various registered brand names, including Regal®, Superspec®, Moorcraft Superhide®, Moorgard® and Aura™.
     Benjamin Moore relies primarily on an independent dealer network for the distribution of its products. The network consists of over 3,600 retailers with over 4,900 storefronts in the United States and Canada. Benjamin Moore also owns and manages several multiple-outlet stores and stand-alone stores in various parts of the United States and Canada serving primarily contractors and general consumers. Included in the 4,900 storefronts at December 31, 2007 were 112 Benjamin Moore majority-owned stores. The independent retailer channel offers a broad array of products including Benjamin Moore® brands and other competitor coatings, wallcoverings, window treatments and sundries.
     The architectural coatings industry is highly competitive and has historically been subject to intense price competition. The architectural coatings industry represented just over 49% of the total U.S. coatings market in 2006. The market has seen rapid global consolidation over the past years. The top four companies in the industry, including Benjamin Moore, comprised about 60% of the total coatings market in 2006. Benjamin Moore is positioned in the top three in the Canadian marketplace.
     Berkshire acquired Johns Manville (“JM”) in 2001. Founded in 1858, JM has been serving the building products industry for nearly 150 years and is currently the only manufacturer of a complete line of formaldehyde-free fiber glass building insulation products. JM also manufacturers fiber glass insulation products for pipe and duct systems and use by original equipment manufacturers of automotive, appliance, marine and other industrial product producers. JM is also a leading full-line supplier of roofing systems and components for low-slope commercial and industrial roofs in North America. In addition, JM manufactures nonwoven mats, fabrics and fibers used as reinforcements in building and industrial applications, and high-efficiency air and liquid filtration media. Fiber glass is the basic material in a majority of JM’s products, although JM also manufactures a significant portion of its products with other materials to satisfy the broader needs of its customers. The raw materials in JM’s products are readily available in sufficient quantities from various sources to maintain and expand JM’s current production levels. JM regards its patents and licenses as valuable, however it does not consider any of its businesses to be materially dependent on any single patent or license. JM is headquartered in Denver, Colorado, and operates 41 manufacturing facilities in North America, Europe and China and conducts research and development at several other facilities.

Item 1. Business
Manufacturing, Service and Retailing Businesses (Continued)
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
     Berkshire acquired a 90% equity interest in MiTek Inc. (“MiTek”) in 2001. MiTek is headquartered in Chesterfield, Missouri and is a leading provider of engineered connector products, engineering software and services and computer-driven manufacturing machinery to the truss fabrication segment of the building components industry. Primary customers are truss fabricators who manufacture pre-fabricated roof and floor trusses and wall panels for the residential building market as well as the light commercial and institutional construction industry. MiTek also participates in the light gauge steel framing market under the Ultra-Span® name and manufactures assembly line machinery used by the lead acid battery industry. MiTek operates on five continents with sales into approximately 90 countries. MiTek has 24 manufacturing facilities located in ten countries and 29 sales/engineering offices located in 14 countries.
     Demand for products of Berkshire’s building products businesses is affected to varying degrees by the level of U.S. housing construction activity. For several recent years until the second half of 2006, U.S. housing construction was strong, resulting in strong demand for building products and high manufacturing capacity utilization. Since the second half of 2006, housing construction activity has declined resulting in lower demand for certain building products and decreased manufacturing capacity utilization.
     The building products businesses are subject to a variety of federal, state and local environmental laws and regulations. These laws and regulations regulate the discharge of materials into the air, land, and water and govern the use and disposal of hazardous substances.
     Other Manufacturing Businesses
     Berkshire acquired an 80% interest in ISCAR Metalworking Companies (“IMC”) on July 5, 2006. IMC, based in Tefen, Israel, is one of the world’s three largest multinational manufacturers of consumable precision carbide metal cutting tools for applications in a broad range of industrial end markets under the brand names ISCAR, TaeguTec, Ingersoll, Unitac, UOP It.te.di and Outiltec. IMC’s manufacturing facilities are located in Israel, United States, Germany, Italy, France, Switzerland, South Korea, China, India, Japan and Brazil.
     IMC has five primary product lines: milling tools, gripping tools, turning/thread tools, drilling tools and tooling. The main products are split within each product line between consumable cemented tungsten carbide inserts and steel tool holders. Inserts comprise the vast majority of sales and earnings. Metal cutting inserts are used by industrial manufactures to cut metals and are consumed during their use in cutting applications. IMC manufactures hundreds of different inserts within each product line that are highly engineered and tailored to maximize productivity and meet the technical requirements of customers.
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
     IMC competes in the metal cutting tools segment of the global metalworking tools market. The segment includes hundreds of participants who range from small, private manufactures of specialized products for niche applications and markets to larger, global multinationals with a wide assortment of products and extensive distribution networks.
     Berkshire acquired Albecca Inc. (“Albecca”) and CTB International Corp. (“CTB”) in 2002. Albecca is headquartered in Norcross, Georgia, and primarily does business under the Larson-Juhl name. Albecca designs, manufactures and distributes a complete line of high quality, branded custom framing products, including wood and metal moulding, matboard, foamboard, glass, equipment and other framing supplies in the U.S., Canada, and 15 countries outside of North America. CTB, headquartered in Milford, Indiana, is a leading designer, manufacturer and marketer of systems used in the grain industry and in the production of poultry, hogs and eggs.

Item 1. Business
Manufacturing, Service and Retailing Businesses (Continued)
     Berkshire acquired Forest River, Inc. (“Forest River”) in August 2005. Forest River is a manufacturer of recreational vehicles, utility cargo and office trailers, busses and pontoon boats and is headquartered in Elkhart, Indiana. Its products are sold in the United States and Canada through an independent dealer network. Forest River has manufacturing facilities in six states. Beginning in 2007, Forest River also provides wholesale financing for its dealers, broker services for retail financing needs of dealers and provides temporary housing to the Federal and State governments for disaster relief efforts.
     The Scott Fetzer Companies are a diversified group of 21 businesses that manufacture and distribute a wide variety of products for residential, industrial and institutional use. The two most significant of these businesses are Kirby home cleaning systems and Campbell Hausfeld products.
     In July 2007, Berkshire acquired two leading jewelry manufacturing and distribution companies (Bel-Oro International and Aurafin LLC). The two companies were combined into a newly formed company named Richline Group Inc. (“Richline”). Richline designs, manufactures and distributes karat gold, silver and gem set jewelry selling to mass merchandisers, large jewelry chains, department stores and home shopping networks primarily under the Aurafin and Bel-Oro brands.
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
     A significant part of FSI’s training programs derives from the use of simulators, which incorporate computer-based technology to replicate the operation of particular aircraft or ocean-going vessels. Simulators reproduce, with a high degree of accuracy, certain sights, movements and aircraft or vessel control responses experienced by the operator of the aircraft or ship. FSI utilizes 395 training devices, including 273 civil aviation simulators. FSI’s training businesses are conducted primarily in the United States, with facilities located in 20 states. FSI also operates training facilities in Australia, Brazil, Canada, France and the United Kingdom. FSI also designs and manufactures full motion flight simulators, visual displays and other training equipment for use in its training business and for sale to others. Manufacturing facilities are located in Oklahoma and Missouri.
     Berkshire acquired NetJets Inc. (“NJ”) in 1998. NJ is the world’s leading provider of fractional ownership programs for general aviation aircraft. At December 31, 2007, the NetJets® program operated 13 aircraft types. The fractional ownership of aircraft concept permits customers to acquire a specific percentage of a certain aircraft type and allows them to utilize the aircraft for a specified number of flight hours per annum. In addition, NJ provides management, ground support and flight operation services to customers after the sale. NJ as an owner and operator of aircraft in the United States is subject to the rules and regulations of the Federal Aviation Administration, which address aircraft registration and maintenance requirements, pilot qualifications and airport operations, including flight planning and scheduling as well as security issues. NJ also maintains an “exclusive alliance” with an independent company, Marquis Jet Partners, Inc. (“Marquis”). Under this alliance, Marquis leases and purchases fractional interests and management services from NJ and resells them to its customers in the form of a prepaid Marquis Jet Card, which entitles the customer to 25 hours of flight time. This element of NJ’s business continues to grow and currently approximates 17% of total NJ revenues.
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

Item 1. Business
Manufacturing, Service and Retailing Businesses (Continued)
     NJ is currently believed to be the world’s largest purchaser of general aviation aircraft and maintained 622 aircraft in its fleet as of December 31, 2007. The market for fractional ownership of aircraft programs is large and growing and should contribute to NJ’s continued growth over the foreseeable future. NJ’s executive offices are located in Woodbridge, New Jersey, while most of its logistical and flight operations are based at Port Columbus International Airport in Columbus, Ohio. NJ’s European operations are based in Lisbon, Portugal.
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
     The Pampered Chef, LTD (“TPC”) is the largest direct seller of high quality kitchen tools in the United States. Products are researched, designed and tested by TPC and manufactured by third-party suppliers. The Buffalo News publishes three editions on Saturday and Sunday and five editions each weekday from its headquarters in Buffalo, New York. International Dairy Queen services a system of about 6,000 stores operating under the names Dairy Queen, Orange Julius and Karmelkorn that offer various dairy desserts, beverages, prepared foods, blended fruit drinks, popcorn and other snack foods.
     In March 2007, Berkshire acquired TTI, Inc., a privately held electronic component distributor headquartered in Fort Worth, Texas. TTI, Inc. is a global specialty distributor of passive, interconnect and electromechanical components, which are readily adaptable to a wide variety of end-users over a broad range of industries. TTI’s customer base includes original equipment manufacturers, contract manufacturers, military, industrial users and commercial customers. TTI’s business model is organized between its core business of supporting high volume production business and its catalog division which supports lower volume purchases with a broader customer base and higher margins. TTI operates distribution centers in North America, Europe and Asia. TTI operates from more than 50 locations throughout North America, Europe and Asia.
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
     NFM operates its business from a very large retail complex with over 500,000 square feet of retail space and sizable warehouse and administrative facilities in Omaha, Nebraska. NFM’s customers are drawn from a radius around Omaha of approximately 300 miles and is the largest furniture retailer in the area. In 2000, NFM acquired Homemakers Furniture located in Des Moines, Iowa. Homemakers has two facilities that include approximately 225,000 square feet of retail space. In 2003, NFM opened a new store in Kansas City, Kansas. This store, which anchors a retail and entertainment district, includes approximately 445,000 square feet of retail space with a sizable warehouse and draws customers from a significant radius around Kansas City.
     R.C. Willey, based in Salt Lake City, Utah, is the dominant home furnishings retailer in the Intermountain West region of the United States. R.C. Willey operates 11 retail stores, two retail clearance facilities and three distribution centers. These facilities include approximately 1.5 million square feet of retail space with eight stores located in Utah, one store in Idaho, three stores in Nevada and one store in California. In June 2006, R.C. Willey opened a store in Rocklin, California to serve the Sacramento, California market. R.C. Willey also opened a new distribution center during 2006 in Roseville, California to serve the northern California and Reno, Nevada markets.

Item 1. Business
Manufacturing, Service and Retailing Businesses (Continued)
     Star’s retail facilities include about 700,000 square feet of retail space in 11 locations. Star’s retail facilities are located in Texas with eight in Houston. Star maintains a dominant position in each of its markets. Jordan’s operates a furniture retail business from four locations with approximately 520,000 square feet of retail space in Massachusetts and New Hampshire. Jordan’s is believed to be the largest furniture retailer, as measured by sales, in the Massachusetts and New Hampshire areas. Jordan’s is well known in its markets for its unique store arrangements and advertising campaigns.
     Since 1989, Berkshire has owned an interest (currently 93%) in Borsheim Jewelry Company, Inc. (“Borsheims”). From its single store located in Omaha, Nebraska, Borsheims is a high volume retailer of fine jewelry, watches, crystal, china, stemware, flatware, gifts and collectibles. In 1995 Berkshire acquired Helzberg’s Diamond Shops, Inc. (“Helzberg”). Helzberg, based in North Kansas City, Missouri, operates a chain of 269 retail jewelry stores in 38 states. Most of Helzberg’s stores are located in malls or power strip centers, and all stores operate under the name Helzberg Diamonds. In 2000 Berkshire acquired The Ben Bridge Corporation (“Ben Bridge Jeweler”). Ben Bridge Jeweler, based in Seattle, Washington, operates a chain of 77 upscale retail jewelry stores in 12 states, primarily in the Western United States. Principal products include finished jewelry and timepieces. Ben Bridge Jeweler stores are located primarily in major shopping malls. Berkshire’s retail jewelry operations are subject to seasonality with approximately 40% of annual revenues being earned in the fourth quarter.
     Also included in Berkshire’s group of retailing businesses is See’s Candies (“See’s”), which produces boxed chocolates and other confectionery products with an emphasis on quality and distinctiveness in two large kitchens in Los Angeles and San Francisco, California. See’s revenues are highly seasonal with approximately 50% of total annual revenues being earned in the months of November and December.
Finance and Financial Products
     Berkshire acquired Clayton Homes, Inc. (“Clayton”) in 2003. Clayton, headquartered near Knoxville, Tennessee, is a vertically integrated manufactured housing company. At December 31, 2007, Clayton operated 41 manufacturing plants in 14 states. Clayton’s homes are marketed in 48 states through a network of 1,687 retailers, including 452 company-owned sales centers. Financing is offered to purchasers of Clayton’s manufactured homes as well as those purchasing homes from selected independent retailers. Such financing is provided through its wholly owned finance subsidiaries. Clayton is also currently developing 12 housing subdivisions in three states. At December 31, 2007, Clayton owned and managed 66 manufactured housing communities of which 65 were sold in January 2008.
     Clayton competes at the manufacturing, retail and finance levels on the basis of price, service, delivery capabilities and product performance and considers the ability to make financing available to retail purchasers a major factor affecting the market acceptance of its product. Retail sales are facilitated by Clayton’s offering of various finance and insurance programs. Finance programs include home note and mortgage originations at company-owned sales centers and select independent retailers. Underwriting guidelines have been developed and include minimum gross income, debt to income limits and credit score requirements. A proprietary credit scoring system is used to evaluate applicants. A majority of loans are fully verified and documented as to income, employment and credit history. Approximately 60% of the originations are home-only loans and the remaining 40% have land as additional collateral. The average down payment is about 20%, which may be from cash or land equity. Each loan with land will have an independent appraisal in order to establish the value of the land. Originations are all fixed rate and fixed term, with an average term of about 250 months. Loans outstanding also include bulk purchases of contracts and mortgages from banks and other lenders. Clayton also provides inventory financing to certain independent retailers and services housing contracts and mortgages that were not purchased or originated. The bulk contract purchases and servicing arrangements may relate to the portfolios of other lenders or finance companies, governmental agencies, or other entities that purchase and hold housing contracts and mortgages. Clayton also acts as agent on physical damage insurance policies, home buyer protection plan policies and other programs.
     Berkshire acquired XTRA Corporation (“XTRA”) in 2001. XTRA, headquartered in St. Louis, Missouri, is a leading transportation equipment lessor operating under the XTRA Lease brand name. XTRA manages a diverse fleet of approximately 120,000 units located at 75 facilities throughout the United States and five facilities in Canada. The fleet includes over-the-road and storage trailers, chassis, temperature controlled vans and flatbed trailers. XTRA is one of the two largest lessors (in terms of units available) of over-the-road trailers in North America. Transportation equipment customers lease equipment to cover cyclical, seasonal and geographic needs and as a substitute for purchasing. Therefore, as a provider of marginal capacity of transportation equipment, XTRA’s utilization rates (the number of units on lease to total units available) and operating results tend to be cyclical. In addition, transportation providers often use leasing to maximize their asset utilization and reduce capital expenditures. By maintaining a large fleet, XTRA is able to provide customers with a broad selection of equipment and quick response times.

Item 1. Business
Finance and Financial Products (Continued)
     CORT Business Services Corporation was acquired in 2000 by an 80.1% owned subsidiary of Berkshire and is the leading national provider of rental furniture, accessories and related services in the “rent-to-rent” segment of the furniture rental industry.
     BH Finance invests in fixed-income financial instruments, often on a leveraged basis, pursuant to proprietary strategies with the objective of earning above average investment returns. BH Finance also enters into derivative contracts and assumes foreign currency, equity price and credit default risk. Management recognizes and accepts that losses may occur due to the nature of these activities as well as the markets in general. In addition, the level of investments and derivative contracts will vary over time depending on the magnitude and number of strategies employed based on management’s perception of market conditions and opportunities. This business is conducted from Berkshire’s corporate headquarters.
     Berkshire and its subsidiaries employed approximately 233,000 persons at December 31, 2007.
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
     Berkshire believes it has been and continues to be willing to assume more risk than any other insurer has knowingly assumed. Berkshire estimates it could incur a probable maximum loss of $6.5 billion from a single loss event and does so willingly if properly paid for the risk assumed. Berkshire has also written some coverages for losses arising from acts of terrorism. In all cases, however, Berkshire attempts to avoid writing groups of policies from which losses might seriously aggregate. However, it is possible that despite Berkshire’s efforts, losses may aggregate in ways that were not anticipated. The tolerance for huge losses may in certain future periods result in such losses, which may result in a high degree of volatility in periodic reported earnings.
The degree of estimation error inherent in the process of estimating property and casualty insurance loss reserves may result in a high degree of volatility in periodic reported earnings.
     In the insurance business, premiums are charged today for promises to pay covered losses in the future. The principal cost associated with premium revenue is claims. However, it will literally take decades before all losses that have occurred as of the balance sheet date will be reported and settled. Although Berkshire believes that loss reserve balances are adequate to cover losses, Berkshire will not truly know whether the premiums charged for the coverages provided were sufficient until well after the balance sheet date. Except for certain product lines, Berkshire’s objective is to generate underwriting profits over the long-term. Estimating insurance claim costs is inherently imprecise. Reserve estimates are large ($56 billion at December 31, 2007) so adjustments to reserve estimates can have a material effect on periodic reported earnings.
Insurance subsidiaries’ investments are unusually concentrated.
     Compared to other insurers, Berkshire’s insurance subsidiaries keep an unusually high percentage of their assets in common stocks and diversify their portfolios far less than is conventional. A significant decline in the general stock market or in the price of major investments may produce a large decrease in Berkshire’s shareholders’ equity and under certain circumstances may require the recognition of such losses in the statement of earnings. Decreases in values of equity investments could have a material adverse effect on Berkshire’s book value per share.
Berkshire is dependent for its investment and capital allocation decisions on a few key people.
     Investment decisions and all major capital allocation decisions are made for Berkshire’s businesses by Warren E. Buffett, Chairman of the Board of Directors and CEO, age 77, in consultation with Charles T. Munger, Vice Chairman of the Board of Directors, age 84. If for any reason the services of Berkshire’s key personnel, particularly Mr. Buffett, were to become unavailable to Berkshire, there could be a material adverse effect on the Company. However, Berkshire’s Board of Directors has identified three current Berkshire subsidiary managers who are capable of being CEO. Berkshire’s Board has agreed on a replacement for Mr. Buffett should a replacement be needed currently. The Board continually monitors this matter and could alter its current view in the future. Management believes that the Board’s succession plan, together with the outstanding managers running Berkshire’s numerous and highly diversified operating units helps to mitigate this risk.
The past growth rate in Berkshire stock is not an indication of future results.
     In the years since Berkshire’s present management acquired control of Berkshire, its book value per share has grown at a highly satisfactory rate. Because of the large size of Berkshire’s capital base (shareholders’ equity of approximately $120.7 billion as of December 31, 2007), Berkshire’s book value per share very likely will not increase in the future at a rate even close to its past rate.

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
     Historically, Berkshire has derived a relatively small amount of its revenues and earnings from international markets. In recent years, international business was concentrated in the insurance businesses, which are conducted primarily in Western Europe, Japan, Australia and other regions where relatively stable political and economic conditions have prevailed. As a result of Berkshire’s recent business acquisitions including 80% of IMC on July 5, 2006, Berkshire may be subject to increased risks from unstable political conditions and civil unrest in international markets. IMC’s headquarters are located in Israel and substantial business operations are conducted in Israel and South Korea.
     Unstable economic and political conditions, civil unrest and political activism, particularly in the Middle East, could adversely impact Berkshire’s businesses, including internationally based businesses. Further, terrorism activities deriving from unstable conditions could produce significant losses to Berkshire’s worldwide operations, including operations based in the United States. Business operations could be adversely affected directly through the loss of human resources and destruction of production facilities.
Risks unique to utilities and energy businesses
     For the most part, Berkshire’s utilities and energy businesses, which generate, transmit and distribute electricity and transport and distribute natural gas, are highly regulated by numerous federal, state and local governmental authorities in the United States, the United Kingdom and other jurisdictions in which operations are conducted. The regulatory process determines the terms and conditions of providing utility service, including the rates that may be charged to customers. The results of this process may not allow recovery of all costs incurred by the utilities. Regulations also address safety, environmental, capital structure and operational compliance. Adverse new legislation or regulations or reinterpretations of existing regulations as well as the nature of the regulatory process may have a significant impact on financial results.
     The utilities and energy business requires significant amounts of capital to construct, operate and maintain sufficient generation, transmission and distribution systems. Usually, large amounts of borrowed funds are employed in the process, which may not be available at economically favorable terms. Such systems may need to be operational for very long periods of time in order to justify the financial investment. The risk of financial failure of capital projects is not necessarily recoverable through rates that are charged to customers.
Governmental Investigations
     Certain of Berkshire’s insurance subsidiaries, particularly General Re Corporation and some of its subsidiaries, are subject to ongoing investigations by U.S. federal and state governmental authorities, including the U.S. Department of Justice, the Securities and Exchange Commission, the U.S. Attorney for the Eastern District of Virginia, the New York State Attorney General, the Office of the Connecticut Attorney General and various state insurance departments, and by certain foreign governmental authorities, relating to non-traditional products and in some cases to transactions with other insurers. These investigations are described under Item 3 – Legal Proceedings. Berkshire cannot at this time predict the outcomes of these investigations, is unable to estimate a range of possible loss and cannot predict whether or not the outcomes will have a material adverse effect on Berkshire’s business or results of operations for at least the quarterly period when these matters are completed or otherwise resolved.
Item 1B. Unresolved Staff Comments
     None.

Item 2. Description of Properties
     The physical properties used by the Registrant and its significant business segments are summarized below:

				Number		Approx.
				of	Owned/	Square
Business	Country	Location	Type of Property	Properties	Leased	Footage
Berkshire	U.S.	Omaha, NE	Corporate Offices	1	Leased	10,000

Insurance and Reinsurance

GEICO	U.S.	Chevy Chase, MD and locations in 6 other states	Offices	14	Owned	3,152,000

		Various locations throughout the U.S.	Offices and drive-in claims facilities	87	Leased	828,000

General Re	U.S.	Stamford, CT Stamford, CT, various U.S. locations	Offices Other Offices	3 5 34	Owned Owned Leased	191,000 43,000 1,056,000

	Non-U.S.	Cologne, Germany	Offices	7	Owned	161,000

		Various locations in 25 countries	Offices	32	Leased	274,000

Berkshire Hathaway Reinsurance Group	U.S.	Stamford, CT and 6 other locations	Offices	9	Leased	150,000

	Non-U.S.	United Kingdom	Offices	7	Leased	93,000

Berkshire Hathaway Primary Group	U.S.	Omaha, NE and Fort Wayne, IN	Offices	3	Owned	208,000

	U.S.	Various locations in 15 states	Offices	48	Leased	777,000

Finance & Financial Products	U.S.	Various locations throughout the U.S.	Mfg plants Mfg plants Offices Offices Retail locations Retail locations Warehouses Warehouses Retail centers Retail centers Housing communities	40 1 4 20 47 148 3 43 184 268 79	Owned Leased Owned Leased Owned Leased Owned Leased Owned Leased Owned	5,251,000 129,000 265,000 122,000 674,000 1,778,000 122,000 1,421,000 1,207 (acres) 1,083 (acres) 4,675 (acres)

McLane Company	U.S.	Various locations throughout the U.S.	Distribution centers/ Offices	32 16	Owned Leased	9,913,000 2,776,000

	Non-U.S.	Brazil	Distribution centers/ Offices	1 3	Owned Leased	159,000 1,150,000

Item 2. Description of Properties (Continued)

				Number		Approx.
				of	Owned/	Square
Business	Country	Location	Type of Property	Properties	Leased	Footage
Shaw Industries	U.S.	Various locations throughout the U.S.	Mfg plants/Offices Mfg plants/Offices	85 19	Owned Leased	22,460,000 1,600,000

			Warehouses Warehouses	22 70	Owned Leased	6,495,000 4,876,000

			Showroom/Retail Showroom/Retail	1 18	Owned Leased	55,000 165,000

	Non-U.S.	London, Shanghai and Singapore	Offices	5	Leased	9,000

		Paraguay	Warehouse	1	Leased	16,000

Other businesses

Manufacturing	U.S.	Various locations in the U.S.	Mfg plants Mfg plants Offices/Warehouses Offices/Warehouses Retail locations Retail locations	191 33 122 159 32 121	Owned Leased Owned Leased Owned Leased	28,013,000 1,819,000 11,359,000 7,047,000 342,000 798,000

	Non-U.S.	Various locations in 53 countries	Mfg plants Mfg plants Offices/Warehouses Offices/Warehouses Retail locations Retail locations	93 70 41 181 3 35	Owned Leased Owned Leased Owned Leased	12,610,000 4,476,000 1,302,000 2,489,000 9,000 99,000

Retailing	U.S.	Various locations throughout the U.S.	Offices/Warehouses/ Mfg plants Offices/Warehouses/ Mfg plants Retail stores Retail stores	26 35 31 557	Owned Leased Owned Leased	5,979,000 1,672,000 3,203,000 1,861,000

Service	U.S.	Various locations in 7 states	Training facilities/ Hangars Training facilities/ Hangars	2 12	Owned Leased	1,080,000 405,000

		Various locations throughout the U.S.	Offices/Warehouses Offices/Warehouses	20 123	Owned Leased	1,589,000 2,181,000

		Various locations in 6 states	Mfg plants Mfg plants	7 9	Owned Leased	594,000 153,000

		Various locations in 6 states	Retail locations Retail locations	37 39	Owned Leased	120,000 119,000

	Non-U.S.	Various locations in 18 countries	Offices/Training facilities/Hangars	1 70	Owned Leased	38,000 697,000

Item 2. Description of Properties (Continued)
     Utilities and Energy Businesses
     MidAmerican’s energy properties consist of the physical assets necessary and appropriate to generate, transmit, store, distribute and supply energy and consist mainly of electric generation, transmission and distribution facilities and gas distribution plants, natural gas pipelines, storage facilities, compressor stations and meter stations, along with the related rights-of-way. A majority of these properties are pledged or encumbered to support or otherwise provide the security for the related project or subsidiary debt. MidAmerican or its affiliates own or have interests in the following types of electricity generating plants at December 31, 2007:

			Facility
			Net
			Capacity	Net MW
Energy Source	Entity	Location	(MW)(1)	Owned(2)

Coal	PacifiCorp and MEC	Iowa, Wyoming, Utah, Arizona, Colorado and Montana	14,169	9,410
Natural gas and other	PacifiCorp, MEC and CalEnergy	Utah, Iowa, Illinois, Oregon, Texas, New York, Arizona and Washington	4,331	3,813
Hydroelectric	PacifiCorp, MEC and CalEnergy	Washington, Oregon, The Philippines, Idaho, California, Utah, Hawaii, Montana, Illinois and Wyoming	1,321	1,301
Wind	PacifiCorp and MEC	Iowa, Washington, Oregon and Wyoming	943	935
Nuclear	MEC	Illinois	1,740	435
Geothermal	PacifiCorp and CalEnergy	California and Utah	361	198

		Total	22,865	16,092

(1)	Facility Net Capacity (MW) represents either: 1) PacifiCorp – the total capability of a generating unit as demonstrated by actual operating or test experience, less power generated and used for auxiliaries and other station uses, and is determined using average annual temperatures; 2) MEC – the total plant accredited net generating capacity from the summer of 2007 (except for wind-powered generation facilities, which are nameplate ratings) where MW may vary depending on operating conditions and plant design; or 3) CalEnergy – the contract capacity for most facilities.

(2)	Net MW Owned indicates MidAmerican’s ownership of Facility Net Capacity (MW).
     As of December 31, 2007, MidAmerican owned electric transmission and distribution systems, including approximately 17,900 miles of transmission lines and approximately 1,300 substations, gas distribution facilities including approximately 22,000 miles of gas mains and service pipelines and an estimated 232 million tons of recoverable coal reserves in mines owned or leased in Wyoming, Utah and Colorado.
     Northern Natural operates approximately 15,700 miles of natural gas pipelines, consisting of approximately 6,700 miles of mainline transmission pipelines and approximately 9,000 miles of branch and lateral pipelines. The Northern Natural Gas system includes delivery points in the northern end of the system (Michigan, Illinois, Iowa, Minnesota, Nebraska, Wisconsin and South Dakota) and the natural gas supply and delivery service area at the southern end of the system (Kansas, Oklahoma, Texas and New Mexico). Storage services are provided through the operation of one underground storage field in Iowa, two underground storage facilities in Kansas and one liquefied natural gas storage peaking unit each in Garner, Iowa and Wrenshall, Minnesota.
     Kern River operates approximately 1,700 miles of natural gas pipelines consisting of a mainline section and common facilities. Kern River owns the entire mainline section, which extends from the pipeline’s point of origination near Opal, Wyoming to Daggett, California.
     At December 31, 2007, Northern Electric’s and Yorkshire Electricity’s electricity distribution network on a combined basis included approximately 29,000 kilometers of overhead lines, approximately 63,000 kilometers of underground cables and approximately 700 major substations.

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
     On February 25, 2008, Ronald Ferguson, General Re’s former Chief Executive Officer, Elizabeth Monrad, General Re’s former Chief Financial Officer, Christopher Garand, a former General Reinsurance Senior Vice President and Robert Graham, a former General Reinsurance Senior Vice President and Assistant General Counsel, were each convicted in a trial in the U.S. District Court for the District of Connecticut on charges of conspiracy, mail fraud, securities fraud and making false statements to the SEC in connection with the AIG Transaction. These individuals have the right to appeal their convictions. Each of these individuals, who had previously received a “Wells” notice in 2005 from the SEC, is also the subject of an SEC enforcement action for allegedly aiding and abetting AIG’s violations of the antifraud provisions and other provisions of the federal securities laws in connection with the AIG Transaction. The SEC case is presently stayed. Joseph Brandon, the Chief Executive Officer of General Re, also received a “Wells” notice from the SEC in 2005.
     Berkshire understands that the government is evaluating the actions of General Re and its subsidiaries, as well as those of their counterparties, to determine whether General Re or its subsidiaries conspired with others to misstate counterparty financial statements or aided and abetted such misstatements by the counterparties. Berkshire believes that government authorities are continuing to evaluate possible legal actions against General Re and its subsidiaries.
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

Item 3. Legal Proceedings (Continued)
     Kolnische Ruckversicherungs-Gesellschaft AG (“Cologne Re”) has also cooperated fully with requests for information and orders to produce documents from the German Federal Financial Supervisory Authority (“BaFin”) regarding the activities of Cologne Re relating to “finite reinsurance” and regarding transactions between Cologne Re or its subsidiaries, including CRD, and certain counterparties. The BaFin has concluded its investigation of Cologne Re concerning these matters.
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
     All of these cases are collectively assigned to the U.S. District Court for the Western District of Tennessee for pretrial proceedings. General Reinsurance filed motions to dismiss all of the claims against it in these cases and, in June 2006, the court granted General Reinsurance’s motion to dismiss the complaints of the Virginia and Tennessee receivers. The court granted the Tennessee receiver leave to amend her complaint, and the Tennessee receiver filed her amended complaint on August 7, 2006. General Reinsurance has filed a motion to dismiss the amended complaint in its entirety and that motion was granted, with the court dismissing the claim based on an alleged violation of RICO with prejudice and dismissing the state law claims without prejudice. One of the other defendants filed a motion for the court to reconsider the dismissal of the state law claims, requesting that the court retain jurisdiction over them. That motion is pending.
     The Tennessee Receiver subsequently filed three Tennessee state court actions against General Reinsurance, essentially asserting the same state law claims that had been dismissed without prejudice by the Federal court. General Reinsurance removed those actions to Federal court, and the Tennessee Receiver filed a motion to remand to state court. That motion is the subject of briefing. General Reinsurance has filed a motion with the Judicial Panel on Multi-District Litigation to transfer the three Tennessee state court actions now pending in the Middle District of Tennessee to the U.S. District Court for the Western District of Tennessee.
     The Virginia receiver has moved for reconsideration of the dismissal and for leave to amend his complaint, which was opposed by General Reinsurance. The court affirmed its original ruling but has given the Virginia receiver leave to amend. In September 2006, the court also dismissed the complaint filed by the Missouri-based hospital group. The Missouri-based hospital group has filed a motion for reconsideration of the dismissal and for leave to file an amended complaint. General Reinsurance has filed its opposition to that motion and awaits a ruling by the court. The court has also not yet ruled on General Reinsurance’s motions to dismiss the complaints of the other plaintiffs. The parties have commenced discovery.
     General Reinsurance filed a Complaint and a motion in federal court to compel the Tennessee and Virginia receivers to arbitrate their claims against General Reinsurance. The receivers filed motions to dismiss the Complaint. These motions are pending.

Item 3. Legal Proceedings (Continued)
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
     On July 27, 2005, General Reinsurance received a Summons and a Verified and Amended Shareholder Derivative Complaint in In re American International Group, Inc. Derivative Litigation, Case No. 04-CV-08406, United States District Court, Southern District of New York. The complaint, brought by several alleged shareholders of AIG, seeks damages, injunctive and declaratory relief against various officers and directors of AIG as well as a variety of individuals and entities with whom AIG did business, relating to a wide variety of allegedly wrongful practices by AIG. The allegations relating to General Reinsurance focus on the AIG Transaction, and the complaint purports to assert causes of action in connection with that transaction for aiding and abetting other defendants’ breaches of fiduciary duty and for unjust enrichment. The complaint does not specify the amount of damages or the nature of any other relief sought. Subsequently, the New York Derivative Litigation was stayed by stipulation between the plaintiffs and AIG. That stay remains in place.
     In August 2005, General Reinsurance received a Summons and First Amended Consolidated Shareholders’ Derivative Complaint in In re American International Group, Inc. Consolidated Derivative Litigation, Case No. 769-N, Delaware Chancery Court. In June 2007, AIG filed an Amended Complaint in the Delaware Derivative Litigation asserting claims against two of its former officers, but not against General Reinsurance. On September 28, 2007, AIG and the shareholder plaintiffs filed a Second Combined Amended Complaint, in which AIG asserted claims against certain of its former officers and the shareholder plaintiffs asserted claims against a number of other defendants, including General Reinsurance and General Re. The claims asserted in the Delaware complaint are substantially similar to those asserted in the New York derivative complaint, except that the Delaware complaint makes clear that the plaintiffs are asserting claims against both General Reinsurance and General Re. General Reinsurance and General Re filed a motion to dismiss on November 30, 2007. Various parties moved to stay discovery and/or all proceedings in the Delaware Derivative Litigation. At a hearing held on February 12, 2008, the Court ruled that discovery would be stayed pending the resolution of the claims asserted against AIG in the AIG Securities Litigation. The parties are currently formulating the text of a stipulation implementing the Court’s ruling and establishing a briefing schedule on the motions to dismiss.
     FAI/HIH Matter
     In December 2003, the Liquidators of both FAI Insurance Limited (“FAI”) and HIH Insurance Limited (“HIH”) advised GRA and Cologne Re that they intended to assert claims arising from insurance transactions GRA entered into with FAI in May and June 1998. In August 2004, the Liquidators filed claims in the Supreme Court of New South Wales in order to avoid the expiration of a statute of limitations for certain plaintiffs. The focus of the Liquidators’ allegations against GRA and Cologne Re are the 1998 transactions GRA entered into with FAI (which was acquired by HIH in 1999). The Liquidators contend, among other things, that GRA and Cologne Re engaged in deceptive conduct that assisted FAI in improperly accounting for such transactions as reinsurance, and that such deception led to HIH’s acquisition of FAI and caused various losses to FAI and HIH. The Liquidator of HIH served its Complaint on GRA and Cologne Re in June 2006 and discovery is ongoing. The FAI Liquidator dismissed his complaint against GRA and Cologne Re.

Item 4. Submission of Matters to a Vote of Security Holders
     None
Executive Officers of the Registrant
     Following is a list of the Registrant’s executive officers:

Name	Age	Position with Registrant	Since
Warren E. Buffett	77	Chairman of the Board	1970

Marc D. Hamburg	58	Vice President	1992

Charles T. Munger	84	Vice Chairman of the Board	1978
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
     Berkshire’s Class A and Class B Common Stock are listed for trading on the New York Stock Exchange, trading symbol: BRK.A and BRK.B. The following table sets forth the high and low sales prices per share, as reported on the New York Stock Exchange Composite List during the periods indicated:

	2007				2006
	Class A		Class B		Class A		Class B
	High	Low	High	Low	High	Low	High	Low
First Quarter	$110,700	$103,800	$3,690	$3,460	$90,600	$86,200	$3,013	$2,860
Second Quarter	110,490	107,200	3,679	3,538	93,100	85,400	3,099	2,839
Third Quarter	120,800	108,600	4,000	3,558	97,100	89,400	3,238	2,978
Fourth Quarter	151,650	118,400	5,059	3,949	114,500	95,200	3,825	3,165
Shareholders
     Berkshire had approximately 4,600 record holders of its Class A Common Stock and 13,900 record holders of its Class B Common Stock at February 15, 2008. Record owners included nominees holding at least 550,000 shares of Class A Common Stock and 13,800,000 shares of Class B Common Stock on behalf of beneficial-but-not-of-record owners.
Dividends
     Berkshire has not declared a cash dividend since 1967.
Securities authorized for issuance under equity plans
     In connection with certain business acquisitions, Berkshire has issued Class B common stock options to replace outstanding options held by employees of the acquired entity. The terms of the Berkshire stock options are essentially equivalent to the terms of the options of the acquired entity, except that exercise prices were adjusted to give effect to the common stock exchange rate applicable to each acquisition. Berkshire has granted no other stock options. A summary of the Registrant’s equity compensation plans under which equity securities are authorized for issuance as of December 31, 2007 follows:

	Number of Class B	Weighted-average	Number of Class B shares remaining
	shares to be issued	exercise price of	available for issuance under equity
	upon exercise of	outstanding options	compensation plans (excluding shares
Plan category	options (a)	(b)	reflected in column (a))
Plans not approved by security holders	18,460	$2,145	None

Item 6. Selected Financial Data
Selected Financial Data for the Past Five Years
(dollars in millions except per share data)

	2007	2006	2005	2004	2003
Revenues:
Insurance premiums earned (1)	$31,783	$23,964	$21,997	$21,085	$21,493
Sales and service revenues	58,243	51,803	46,138	43,222	32,098
Revenues of utilities and energy businesses (2)	12,628	10,644	—	—	—
Interest, dividend and other investment income	4,979	4,382	3,487	2,816	3,098
Interest and other revenues of finance and financial products businesses	5,103	5,111	4,633	3,788	3,087
Investment and derivative gains/losses (3)	5,509	2,635	5,408	3,471	4,083

Total revenues	$118,245	$98,539	$81,663	$74,382	$63,859

Earnings:
Net earnings (3) (4)	$13,213	$11,015	$8,528	$7,308	$8,151

Net earnings per share	$8,548	$7,144	$5,538	$4,753	$5,309

Year-end data:
Total assets	$273,160	$248,437	$198,325	$188,874	$180,559
Notes payable and other borrowings:
Insurance and other non-finance businesses	2,680	3,698	3,583	3,450	4,182
Utilities and energy businesses (2)	19,002	16,946	—	—	—
Finance and financial products businesses	12,144	11,961	10,868	5,387	4,937
Shareholders’ equity	120,733	108,419	91,484	85,900	77,596
Class A equivalent common shares outstanding, in thousands	1,548	1,543	1,541	1,539	1,537
Shareholders’ equity per outstanding Class A equivalent common share	$78,008	$70,281	$59,377	$55,824	$50,498

(1)	Insurance premiums earned in 2007 included $7.1 billion from a single reinsurance transaction with Equitas.

(2)	On February 9, 2006, Berkshire Hathaway converted its non-voting preferred stock of MidAmerican Energy Holdings Company (“MidAmerican”) to common stock and upon conversion, owned approximately 83.4% (80.5% diluted) of the voting common stock interests. Accordingly, the Consolidated Financial Statements in 2006 and 2007 reflect the consolidation of the accounts of MidAmerican. In each of the three years ending December 31, 2005, Berkshire’s investment in MidAmerican was accounted for pursuant to the equity method.

(3)	The amount of investment and derivative gains and losses for any given period has no predictive value, and variations in amount from period to period have no practical analytical value in view of the unrealized appreciation in Berkshire’s investment portfolio. After-tax investment and derivative gains were $3,579 million in 2007, $1,709 million in 2006, $3,530 million in 2005, $2,259 million in 2004 and $2,729 million in 2003. Investment gains in 2005 include a non-cash pre-tax gain of $5.0 billion ($3.25 billion after-tax) relating to the exchange of Gillette stock for Procter & Gamble stock.

(4)	Net earnings for the year ended December 31, 2005 includes a pre-tax underwriting loss of $3.4 billion in connection with Hurricanes Katrina, Rita and Wilma that struck the Gulf coast and Southeast regions of the United States. Such loss reduced net earnings by approximately $2.2 billion and earnings per share by $1,446.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     Net earnings for each of the past three years are disaggregated in the table that follows. Amounts are after deducting income taxes and minority interests and are in millions.

	2007	2006	2005
Insurance – underwriting	$2,184	$2,485	$27
Insurance – investment income	3,510	3,120	2,412
Utilities and energy	1,114	885	523
Manufacturing, service and retailing	2,353	2,131	1,646
Finance and financial products	632	732	514
Other	(159)	(47)	(124)
Investment and derivative gains/losses	3,579	1,709	3,530

Net earnings	$13,213	$11,015	$8,528

     Berkshire’s operating businesses are managed on an unusually decentralized basis. There are essentially no centralized or integrated business functions (such as sales, marketing, purchasing, legal or human resources) and there is minimal involvement by Berkshire’s corporate headquarters in the day-to-day business activities of the operating businesses. Berkshire’s corporate office management participates in and is ultimately responsible for significant capital allocation decisions, investment activities and the selection of the Chief Executive to head each of the operating businesses. The business segment data (Note 18 to the Consolidated Financial Statements) should be read in conjunction with this discussion.
   Insurance — Underwriting
     A summary follows of underwriting results from Berkshire’s insurance businesses for the past three years. Amounts are in millions.

	2007	2006	2005
Underwriting gain (loss) attributable to:
GEICO	$1,113	$1,314	$1,221
General Re	555	526	(334)
Berkshire Hathaway Reinsurance Group	1,427	1,658	(1,069)
Berkshire Hathaway Primary Group	279	340	235

Pre-tax underwriting gain	3,374	3,838	53
Income taxes and minority interests	1,190	1,353	26

Net underwriting gain	$2,184	$2,485	$27

     Berkshire engages in both primary insurance and reinsurance of property and casualty risks. Through General Re, Berkshire also reinsures life and health risks. In primary insurance activities, Berkshire subsidiaries assume defined portions of the risks of loss from persons or organizations that are directly subject to the risks. In reinsurance activities, Berkshire subsidiaries assume defined portions of similar or dissimilar risks that other insurers or reinsurers have subjected themselves to in their own insuring activities. Berkshire’s principal insurance and reinsurance businesses are: (1) GEICO, (2) General Re, (3) Berkshire Hathaway Reinsurance Group and (4) Berkshire Hathaway Primary Group.
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
     Periodic underwriting results can be affected significantly by changes in estimates for unpaid losses and loss adjustment expenses, including amounts established for occurrences in prior years. See the Critical Accounting Policies section of this discussion for information concerning the loss reserve estimation process. In addition, the timing and amount of catastrophe losses produce significant volatility in periodic underwriting results. During the third quarter of 2005, Hurricanes Katrina and Rita struck the Gulf Coast region of the United States producing the largest catastrophe losses for any quarter in the history of the property/casualty insurance industry. In the fourth quarter of 2005, Hurricane Wilma struck the Southeast U.S. Estimated pre-tax losses from these events of $3.4 billion were recorded in 2005. In contrast, there were no significant losses from major catastrophe events in 2006 or 2007.

     Insurance — Underwriting (Continued)
     A key marketing strategy followed by all of these businesses is the maintenance of extraordinary capital strength. Statutory surplus of Berkshire’s insurance businesses was approximately $62 billion at December 31, 2007. This superior capital strength creates opportunities, especially with respect to reinsurance activities, to negotiate and enter into insurance and reinsurance contracts specially designed to meet the unique needs of insurance and reinsurance buyers. Additional information regarding Berkshire’s insurance and reinsurance operations follows.
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
     GEICO’s underwriting results for the past three years are summarized below. Dollars are in millions.

	2007		2006		2005
	Amount	%	Amount	%	Amount		%
Premiums written	$11,931		$11,303		$10,285

Premiums earned	$11,806	100.0	$11,055	100.0	$10,101		100.0

Losses and loss adjustment expenses	8,523	72.2	7,749	70.1	7,128		70.6
Underwriting expenses	2,170	18.4	1,992	18.0	1,752		17.3

Total losses and expenses	10,693	90.6	9,741	88.1	8,880		87.9

Pre-tax underwriting gain	$1,113		$1,314		$1,221	*

*	Net of losses of $200 million from Hurricanes Katrina, Rita and Wilma.
     Premiums earned in 2007 and 2006 increased 6.8% and 9.4%, respectively, over the corresponding prior year amounts. The growth in premiums earned for voluntary auto in 2007 was 6.6%, which was less than the 8.8% increase in policies-in-force during the past year as average premiums per policy continue to slowly decline. Average premiums per policy in 2008 are expected to be relatively unchanged from 2007. Policies-in-force also increased over the last twelve months in the preferred risk markets (8.4%) and in the standard and nonstandard markets (10.0%). Voluntary auto new business sales increased 5.0% in 2007 as compared to the prior year. Voluntary auto policies-in-force at December 31, 2007 were 656,000 higher than at December 31, 2006.
     Losses and loss adjustment expenses in 2007 were $8,523 million, an increase of 10.0% over 2006. The loss ratio increased to 72.2% in 2007 compared to 70.1% in 2006 and 70.6% in 2005. The increase in the loss ratio in 2007 in part reflects the aforementioned decline in average premiums per policy attributable to rate decreases. In 2007, claims frequencies for physical damage coverages increased in the two to four percent range over 2006 while frequencies for injury coverages decreased in the three to five percent range. Physical damage severities increased in the second half of 2007 at an annualized rate of two to four percent. Injury severities also began to increase in the latter part of 2007 at an annualized rate of three to six percent. Incurred losses from catastrophe events were approximately $34 million in 2007, $54 million in 2006 and $227 million in 2005 (primarily from the hurricanes in the third and fourth quarters).
     Underwriting expenses in 2007 were $2,170 million, an increase of 8.9% over 2006, which increased 13.7% over 2005. The increases in expenses in both years primarily reflected higher advertising costs as well as increased personnel costs to service the growth of policies-in-force.
     General Re
     General Re conducts a reinsurance business offering property and casualty and life and health coverages to clients worldwide. Property and casualty reinsurance is written in North America on a direct basis through General Reinsurance Corporation and internationally through 95% owned Cologne Re (based in Germany) and other wholly-owned affiliates. Property and casualty reinsurance is also written through brokers with respect to Faraday in London. Life and health reinsurance is written worldwide through Cologne Re. General Re strives to generate underwriting gains in essentially all of its product lines. Underwriting performance is not evaluated based upon market share and underwriters are instructed to reject inadequately priced risks. General Re’s underwriting results are summarized for the past three years in the following table. Amounts are in millions.

							Pre-tax underwriting
	Premiums written			Premiums earned			gain (loss)
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Property/casualty	$3,478	$3,581	$3,852	$3,614	$3,711	$4,140	$475	$373	$(445)	*
Life/health	2,479	2,368	2,303	2,462	2,364	2,295	80	153	111

	$5,957	$5,949	$6,155	$6,076	$6,075	$6,435	$555	$526	$(334)

*	Includes losses of $685 million from Hurricanes Katrina, Rita and Wilma.

Management’s Discussion (Continued)
     Insurance — Underwriting (Continued)
Property/casualty
     Premiums written in 2007 declined 2.9% from amounts written in 2006 which declined 7.0% from amounts written in 2005. Premiums written in 2007 included $114 million with respect to a reinsurance to close transaction that increased General Re’s economic interest in the runoff of the Lloyd’s Syndicate 435’s 2001 year of account from 60% to 100%. There was no similar transaction in 2006 or 2005. Excluding the effect of the reinsurance to close transaction and the effects of foreign currency translation, premiums written declined 10.9% when compared to 2006 which decreased 5.7% when compared to 2005. Premiums earned in 2007 declined 2.6% from amounts earned in 2006 which declined 10.4% from amounts earned in 2005. Excluding the effects of the reinsurance to close transaction discussed above and the effects of foreign currency translation, premiums earned declined 10.1% in 2007 as compared to 2006 and 11.3% in 2006 as compared to 2005. The overall comparative declines in written and earned premiums in the past three years reflected continued underwriting discipline by rejecting transactions where pricing is deemed inadequate with respect to the risk as well as significant decreases in finite risk business. Competition within the industry could lead to further declines in 2008.
     Pre-tax underwriting results in 2007 included $519 million in underwriting gains from property business partially offset by $44 million in underwriting losses from casualty/workers’ compensation business. The property business produced underwriting gains of $90 million for the 2007 accident year and $429 million from favorable run-off of prior years’ property losses. Although the current accident year results included $192 million of catastrophe losses, property results generally reflected relatively low loss levels. The timing and magnitude of catastrophe and large individual losses produces significant volatility in periodic underwriting results. The pre-tax underwriting losses from casualty business in 2007 included $120 million of workers’ compensation accretion of discount and deferred charge amortization, as well as legal costs associated with various ongoing finite reinsurance investigations. These charges were largely offset by underwriting gains in other casualty business.
     Pre-tax underwriting results in 2006 included $708 million in underwriting gains from property business partially offset by $335 million in underwriting losses from casualty/workers’ compensation business and legal and estimated settlement costs associated with the finite reinsurance investigations. The property business produced underwriting gains of $317 million for the 2006 accident year and $391 million from favorable run-off of prior years’ losses. The 2006 accident year results also benefited from a lack of catastrophe losses. The underwriting losses from casualty business in 2006 included $137 million in discount accretion and deferred charge amortization, increases in prior years’ workers’ compensation reserves of $103 million arising from the continuing escalation of medical utilization and cost inflation as well as increases in asbestos and environmental reserves which were somewhat offset by net decreases in prior years’ reserves for other casualty coverages.
     The 2005 pre-tax underwriting loss of $445 million included approximately $685 million in losses from three major hurricanes in 2005 (Katrina, Rita and Wilma). Otherwise, underwriting results for the 2005 accident year generally benefited from re-pricing efforts and improved coverage terms and conditions put into place over the preceding few years as well as favorable aviation and non-catastrophe property business. Underwriting results in 2005 also included losses attributable to prior accident years consisting of net reserve increases on workers’ compensation of $228 million, asbestos and environmental mass tort exposures of $102 million and $136 million in discount accretion and deferred charge amortization. Offsetting these prior years’ losses were $527 million in gains from net reserve decreases in other casualty lines and property lines.
Life/health
     Premiums earned in 2007 increased 4.1% over 2006 which increased 3.0% over 2005. Adjusting for the effects of foreign currency translation, premiums earned were relatively unchanged in 2007 and increased 2.3% in 2006 when compared to 2005. The increase in premiums earned in 2006 was primarily from life business in Europe.
     Underwriting results for the global life/health operations produced pre-tax underwriting gains of $80 million in 2007, $153 million in 2006 and $111 million in 2005. Results for continuing operations were profitable in each of the past three years primarily due to favorable mortality with respect to life business. Included in the underwriting results for 2007, 2006 and 2005 were $105 million, $31 million and $66 million, respectively, of net losses attributable to reserve increases on certain U.S. health coverages related to workers’ compensation and long-term-care business that has been in run-off for several years.

     Insurance — Underwriting (Continued)
     Berkshire Hathaway Reinsurance Group
     The Berkshire Hathaway Reinsurance Group (“BHRG”) underwrites excess-of-loss reinsurance and quota-share coverages for insurers and reinsurers worldwide. BHRG’s business includes catastrophe excess-of-loss reinsurance and excess direct and facultative reinsurance for large or otherwise unusual discrete property risks referred to as individual risk. Retroactive reinsurance policies provide indemnification of losses and loss adjustment expenses with respect to past loss events. Other multi-line refers to other business written on both a quota-share and excess basis, participations in and contracts with Lloyd’s syndicates as well as property, aviation and workers’ compensation programs. The timing and amount of catastrophe losses can produce extraordinary volatility in BHRG’s periodic underwriting results. BHRG’s underwriting results are summarized below. Amounts are in millions.

	Premiums earned			Pre-tax underwriting gain (loss)
	2007	2006	2005	2007	2006	2005
Catastrophe and individual risk	$1,577	$2,196	$1,663	$1,477	$1,588	$(1,178)
Retroactive reinsurance	7,708	146	10	(375)	(173)	(214)
Other multi-line	2,617	2,634	2,290	325	243	323

	$11,902	$4,976	$3,963	$1,427	$1,658	$(1,069) *

*	Includes losses of $2.5 billion from Hurricanes Katrina, Rita and Wilma.
     Catastrophe and individual risk contracts may provide exceptionally large limits of indemnification, often several hundred million dollars and occasionally in excess of $1 billion, and cover catastrophe risks (such as hurricanes, earthquakes or other natural disasters) or other property risks (such as aviation and aerospace, commercial multi-peril or terrorism). Premiums earned from catastrophe and individual risk contracts in 2007 declined 28% from 2006 which increased 32% over 2005. Catastrophe and individual risk premiums written were approximately $1.2 billion in 2007, $2.4 billion in 2006 and $1.8 billion in 2005. The decrease in written and earned premiums in 2007 was principally attributable to increased industry capacity for catastrophe reinsurance which has produced increased price competition and fewer opportunities to write business. The level of catastrophe and individual risk business written in a given period will vary significantly based upon market conditions and management’s assessment of the adequacy of premium rates.
     The underwriting results from catastrophe and individual risk business in 2007 and 2006 reflected no significant losses from catastrophe events during those years. In 2006, BHRG incurred losses of approximately $200 million attributable to prior years’ events, primarily Hurricane Wilma which occurred in the fourth quarter of 2005. The underwriting results in 2005 included estimated losses of approximately $2.4 billion from Hurricanes Katrina, Rita and Wilma. The timing and magnitude of losses produce extraordinary volatility in periodic underwriting results of BHRG’s catastrophe and individual risk business. BHRG does not cede catastrophe and individual risks to mitigate the volatility. Management accepts such potential volatility provided that the long-term prospect of achieving underwriting profits is reasonable.
     Retroactive policies normally provide very large, but limited, indemnification of unpaid losses and loss adjustment expenses with respect to past loss events that are expected to be paid over long periods of time. The underwriting losses from retroactive reinsurance are primarily attributable to the amortization of deferred charges established on the contracts. At the inception of the contract, deferred charges represent the difference between the premium received and the estimated ultimate loss reserves payable. Deferred charges are amortized over the estimated claims payment period using the interest method. The amortization charges are based on the estimated timing and amount of loss payments and are recorded as a component of losses and loss adjustment expenses.
     Premiums earned from retroactive reinsurance in 2007 included $7.1 billion from the Equitas reinsurance agreement which became effective on March 30, 2007. See Note 11 to the accompanying Consolidated Financial Statements. At the inception of the Equitas contract, estimated liabilities for losses and loss adjustment expenses of $9.3 billion and an asset for deferred charges reinsurance assumed of $2.2 billion were recorded. At December 31, 2007, unamortized deferred charges for all of BHRG’s retroactive contracts (including the Equitas contract) were approximately $3.8 billion and gross unpaid losses were approximately $17.3 billion.
     The underwriting loss from retroactive policies in 2007 included deferred charge amortization of $156 million on contracts written in 2007 (primarily the Equitas contract). There were no significant reserve changes in 2007 related to pre-2007 contracts. Underwriting losses from retroactive reinsurance in 2006 are net of gains of approximately $145 million which primarily derived from contracts that were commuted or amended during the last half of 2006. Underwriting losses in 2005 from retroactive reinsurance are net of a gain of approximately $46 million related to the commutation of a contract.
     Other multi-line premiums earned in 2007 reflect significant increases in property business and significant decreases in casualty excess reinsurance. In addition, the management of certain workers’ compensation business was transferred to the Berkshire Hathaway Primary Group and the results for this business are now included in that group’s results. Premiums earned from other multi-line business increased in 2006 as compared to 2005 due to growth in workers’ compensation business. Multi-line business produced a pre-tax underwriting gain of $325 million in 2007 and $243 million in 2006 reflecting relatively low loss ratios on property business and favorable loss experience on workers’ compensation business. Underwriting results in 2005 included estimated losses of approximately $100 million from Hurricanes Katrina, Rita and Wilma.

Management’s Discussion (Continued)
     Insurance — Underwriting (Continued)
     Berkshire Hathaway Reinsurance Group (Continued)
     Effective January 1, 2008, BHRG entered into a reinsurance agreement with Swiss Reinsurance Company and its property-casualty affiliates (“Swiss Re”). Under the agreement, BHRG will assume a 20% quota-share of the premiums and related losses and expenses on all property-casualty risks of Swiss Re incepting over the five year period ending December 31, 2012. If recent years’ volumes were to continue over the next five years, the annual written premium assumed under this agreement would be in the $3 billion range, however actual premiums assumed over the five year period could vary significantly depending on market conditions and opportunities.
     Berkshire Hathaway Primary Group
     Berkshire’s primary insurance group consists of a wide variety of smaller insurance businesses that principally write liability coverages for commercial accounts. These businesses include: National Indemnity Company’s primary group operation (“NICO Primary Group”), a writer of motor vehicle and general liability coverages; U.S. Investment Corporation, whose subsidiaries underwrite specialty insurance coverages; a group of companies referred to internally as “Homestate” operations, providers of standard multi-line insurance; and Central States Indemnity Company, a provider of credit and disability insurance to individuals nationwide through financial institutions. Also included are Medical Protective Corporation (“MedPro”), a provider of professional liability insurance to physicians, dentists and other healthcare providers acquired on June 30, 2005 and Applied Underwriters, a provider of integrated workers’ compensation solutions acquired on May 19, 2006. Underwriting results for these two businesses are included in the Berkshire Hathaway Primary Group results beginning on their respective acquisition dates.
     Collectively, Berkshire’s primary insurance businesses produced earned premiums of $1,999 million in 2007, $1,858 million in 2006 and $1,498 million in 2005. The significant increase in premiums earned in 2006 was primarily attributable to the impact of the MedPro and Applied Underwriters acquisitions partially offset by a decline in volume of the NICO Primary Group. Pre-tax underwriting gains as percentages of premiums earned were approximately 14% in 2007, 18% in 2006 and 16% in 2005. Underwriting gains were achieved by all significant primary insurance businesses.
     Insurance — Investment Income
     A summary of the net investment income of Berkshire’s insurance operations for the past three years follows. Amounts are in millions.

	2007	2006	2005
Investment income before taxes	$4,758	$4,316	$3,480
Income taxes and minority interests	1,248	1,196	1,068

Investment income after taxes and minority interests	$3,510	$3,120	$2,412

     Investment income consists of interest and dividends earned on cash equivalents and fixed maturity and equity investments of Berkshire’s insurance businesses. Pre-tax investment income earned in 2007 by Berkshire’s insurance businesses increased $442 million (10%) over 2006 which increased $836 million (24%) over 2005. The increases in 2007 and 2006 over the preceding year reflect increased invested assets, higher short-term interest rates in the United States and increased dividend rates on certain equity investments.
     A summary of cash and investments held in Berkshire’s insurance businesses follows. Amounts are in millions.

	2007	2006	2005
Cash and cash equivalents	$28,257	$34,590	$38,814
Equity securities	74,681	61,168	46,412
Fixed maturity securities	27,922	25,272	27,385

	$130,860	$121,030	$112,611

     Fixed maturity investments as of December 31, 2007 were as follows. Amounts are in millions.

	Amortized	Unrealized
	cost	gains/losses	Fair value
U.S. Treasury, government corporations and agencies	$3,487	$59	$3,546
States, municipalities and political subdivisions	2,120	104	2,224
Foreign governments	9,529	29	9,558
Corporate bonds and redeemable preferred stocks, investment grade	4,223	64	4,287
Corporate bonds and redeemable preferred stocks, non-investment grade	3,589	1,075	4,664
Mortgage-backed securities	3,592	51	3,643

	$26,540	$1,382	$27,922

     All U.S. government obligations are rated AAA by the major rating agencies and approximately 96% of all state, municipal and political subdivisions, foreign government obligations and mortgage-backed securities were rated AA or higher. Non-investment grade securities represent securities that are rated below BBB- or Baa3.

     Insurance — Investment Income (Continued)
     Invested assets derive from shareholder capital and reinvested earnings as well as net liabilities assumed under insurance contracts or “float.” The major components of float are unpaid losses, unearned premiums and other liabilities to policyholders less premiums and reinsurance receivables, deferred charges assumed under retroactive reinsurance contracts and deferred policy acquisition costs. Float approximated $59 billion at December 31, 2007, $51 billion at December 31, 2006 and $49 billion at December 31, 2005. The increase in float in 2007 was principally due to the Equitas reinsurance transaction. The cost of float, as represented by the ratio of underwriting gain or loss to average float, was negative for the last three years, as Berkshire’s insurance businesses generated underwriting gains in each year.
     Utilities and Energy (“MidAmerican”)
     Revenues and earnings of MidAmerican for each of the past three years are summarized below. Amounts are in millions.

	Revenues			Earnings
	2007	2006	2005	2007	2006	2005
MidAmerican Energy Company	$4,325	$3,519	$3,200	$412	$348	$288
PacifiCorp	4,319	2,971	—	692	356	—
Natural gas pipelines	1,088	972	909	473	376	309
U.K. utilities	1,114	961	921	337	338	308
Real estate brokerage	1,511	1,724	1,894	42	74	148
Other	271	497	356	130	245	124

	$12,628	$10,644	$7,280

Earnings before corporate interest and taxes				2,086	1,737	1,177
Interest, other than to Berkshire				(312)	(261)	(200)
Interest on Berkshire junior debt				(108)	(134)	(157)
Income taxes and minority interests **				(477)	(426)	(257)

Net earnings				$1,189	$916	$563

Earnings applicable to Berkshire *				$1,114	$885	$523
Debt owed to others at December 31				19,002	16,946	10,296
Debt owed to Berkshire at December 31				821	1,055	1,289

*	Net of minority interests and includes interest earned by Berkshire (net of related income taxes).

**	Net of $58 million deferred income tax benefit in 2007 as a result of the reduction in the United Kingdom corporate income tax rate from 30% to 28% which was enacted during the third quarter of 2007 and will be effective in 2008. Includes additional income tax charges of $49 million in 2005 related to Berkshire’s accounting for MidAmerican under the equity method.
     Revenues in 2007 from MidAmerican Energy Company (“MEC”) increased $806 million (23%) over 2006. MEC’s non-regulated energy sales in 2007 exceeded 2006 by $597 million primarily due to increased electric sales volume and prices driven by improved market opportunities. MEC’s regulated retail and wholesale electricity sales in 2007 exceeded 2006 by $155 million, which reflected the impact of new generating assets in 2007 and improved market opportunities in wholesale markets as well as higher unit sales attributable to warmer summer temperatures and increases in the average number of retail customers. Earnings before corporate interest and taxes (“EBIT”) of MEC in 2007 increased $64 million (18%), reflecting the margins on the increases in regulated and nonregulated energy sales, partially offset by higher facilities operating and maintenance costs.
     Revenues in 2007 from PacifiCorp increased $1,348 million (45%) versus 2006. Revenues and EBIT of PacifiCorp for 2006 in the preceding table are included beginning as of the acquisition date (March 21, 2006). EBIT of PacifiCorp in 2007 increased $336 million (94%) versus 2006. In 2007, PacifiCorp’s revenues and EBIT were favorably impacted by regulatory-approved rate increases and higher customer usage in retail markets, as well as increased margins on wholesale electricity sales, partially offset by higher fuel and purchased power costs. Fuel costs increased due to the higher volumes and because of higher average unit costs.
     Revenues in 2007 from natural gas pipelines increased $116 million (12%) over 2006 due primarily to higher demand and rates resulting from favorable market conditions and because revenues in 2006 reflected the impact of estimated rate case refunds to customers with respect to an order by the Federal Energy Regulatory Commission. EBIT in 2007 from natural gas pipelines increased $97 million (26%) over 2006 mainly due to comparatively higher revenue and lower depreciation due to expected changes in depreciation rates in connection with a current rate proceeding.
     Revenues from U.K. utilities in 2007 increased over the comparable 2006 period primarily attributable to the strengthening of the Pound Sterling versus the U.S. dollar as well as higher gas production and electricity distribution revenues. EBIT from the U.K. utilities in 2007 was essentially unchanged compared to 2006 as higher maintenance and depreciation costs and the write-off of unsuccessful gas exploration costs offset the impact of higher revenues.
     Revenues and EBIT from real estate brokerage declined 12% and 43%, respectively, compared to 2006, primarily due to significantly lower transaction volume as a result of the slowdown in U.S. residential real estate activity. Revenues and EBIT from other activities in 2006 included pre-tax gains of $117 million which was primarily from the disposal of equity securities. There were no significant securities gains in 2007.

Management’s Discussion (Continued)
     Manufacturing, Service and Retailing
     Revenues and pre-tax earnings of the manufacturing, service and retailing businesses for each of the past three years follows. Amounts are in millions.

	Revenues			Earnings
	2007	2006	2005	2007	2006	2005
McLane Company	$28,079	$25,693	$24,074	$232	$229	$217
Shaw Industries	5,373	5,834	5,723	436	594	485
Other manufacturing	14,459	11,988	9,260	2,037	1,756	1,335
Other service *	7,792	5,811	4,728	968	658	329
Retailing	3,397	3,334	3,111	274	289	257

	$59,100	$52,660	$46,896

Pre-tax earnings				$3,947	$3,526	$2,623
Income taxes and minority interests				1,594	1,395	977

				$2,353	$2,131	$1,646

*	Management evaluates the results of NetJets using accounting standards for recognition of revenue and planned major maintenance expenses that were generally accepted when Berkshire acquired NetJets but are no longer acceptable due to subsequent changes in accounting standards adopted by the FASB. Revenues and pre-tax earnings for the other services businesses shown above reflect these prior revenue and expense recognition methods. Revenues shown in this table are greater than the amounts reported in Berkshire’s consolidated financial statements by $709 million in 2007, $781 million in 2006 and $704 million in 2005. Pre-tax earnings included in this table for 2007, 2006 and 2005 exceed the amounts included in the consolidated financial statements by $48 million, $79 million and $63 million, respectively.
     McLane Company
     McLane Company, Inc., (“McLane”) is a wholesale distributor of grocery and non-food products to retailers, convenience stores and restaurants. McLane’s business is marked by high sales volume and very low profit margins. McLane’s revenues in 2007 increased $2,386 million (9%) as compared to 2006 which increased $1,619 million (7%) as compared to 2005. The comparative revenue increases reflect additional grocery and foodservice customers as well as manufacturer price increases and state excise tax increases which are passed on to customers.
     Pre-tax earnings in 2007 increased $3 million over 2006 which increased $12 million over 2005. The increases reflect the increase in sales volume, partially offset by lower gross margins. The gross margin rate in 2007 was 5.79% versus 5.85% in 2006 and 5.98% in 2005. In 2007, the gross margin rate was negatively impacted by excise tax increases as well as the effects of increased competition. The impact of the reduced gross margin rate was partially offset by a decline in other operating expenses as a percentage of revenues. Pre-tax earnings in 2007 also included a $10 million gain from a litigation settlement, which was offset by an asset write down at a small novelty items distribution subsidiary. Approximately 33% of McLane’s annual revenues are from sales to Wal-Mart. A curtailment of purchasing by Wal-Mart could have a material adverse impact on the earnings of McLane.
     Shaw Industries
     Shaw Industries (“Shaw”) is the world’s largest manufacturer of tufted broadloom carpets and is a full-service flooring company. Revenues of $5,373 million in 2007 declined $461 million (8%) from 2006. In 2007, carpet volume decreased 10% versus 2006 due to lower sales in residential markets, partially offset by a modest increase in commercial market volume. The continued slowdown in new housing construction is the primary driver behind lower residential market sales. In 2007, pre-tax earnings decreased $158 million (27%) compared to 2006. The decline reflects the aforementioned lower sales volume and higher product costs due primarily to comparatively higher raw material prices and lower manufacturing efficiencies as a result of decreased production. These factors combined to produce declines in gross margin dollars in 2007 of approximately 17% versus 2006. Selling, general and administrative costs in 2007 declined approximately 6% compared with 2006, reflecting lower sales volume and expense control efforts. Residential housing construction activity is expected to remain slow during 2008 and as a result, revenues and earnings will likely decline further.
     In 2006, revenues increased $111 million (2%) and pre-tax earnings of $594 million increased $109 million (22%) as compared to 2005. The increase in revenues reflected a 7% increase in the average square yard selling price for carpet, partially offset by a 6% reduction in square yards sold. The comparative decline in 2006 square yards sold versus 2005 accelerated during the third and fourth quarters which was attributable to the slowing of single-family housing construction and the effects of accelerated customer purchases during the second half of 2005 in anticipation of price increases. The increase in pre-tax earnings in 2006 over 2005 was primarily generated in the first six months of the year and was mainly attributable to a reduction in manufacturing cost per unit deriving from the integration of carpet backing and nylon-fiber manufacturing operations acquired by Shaw in the fourth quarter of 2005.
     Other manufacturing
     Berkshire’s other manufacturing businesses include a wide array of businesses. Included in this group are several manufacturers of building products (Acme Building Brands, Benjamin Moore, Johns Manville and MiTek) and apparel (Fruit of the Loom (includes the Russell athletic apparel and sporting goods business acquired in August 2006 and the women’s intimate apparel business acquired from VF Corporation in April 2007), Garan, Fechheimers, Justin Brands and the H.H. Brown Shoe Group). Also included in this group are Forest River, a leading manufacturer of leisure vehicles and the ISCAR Metalworking

Manufacturing, Service and Retailing (Continued)
     Other manufacturing (Continued)
     Companies (“IMC”), an industry leader in the metal cutting tools business with operations worldwide that was acquired in July 2006. In July 2007, Berkshire acquired two leading jewelry manufacturing and distribution companies (“Richline”) that design, manufacture and distribute karat gold, silver and gem set jewelry to mass merchandisers, large jewelry chains, department stores and home shopping networks. There are numerous other manufacturers of consumer and commercial products in this diverse group.
     Revenues in 2007 from other manufacturing activities were $14,459 million, an increase of $2,471 million (21%) over 2006. The comparative increase was primarily attributable to the businesses acquired since mid-2006 as well as a significant increase from CTB, a manufacturer of equipment for the livestock and agricultural industries. Revenues from the building products businesses declined $292 million in 2007 as demand for their products was negatively affected by the general slowdown in housing construction activity.
     Pre-tax earnings of the other manufacturing businesses were $2,037 million in 2007, an increase of $281 million (16%) over 2006. The increases were primarily due to full-year inclusion in 2007 of IMC and increased earnings of CTB, partially offset by a 22% decline in earnings of the building products businesses. Revenues and earnings from the building products businesses will likely decline further in 2008 as a result of the continued weakness in residential housing construction. Additionally, pre-tax earnings of Fruit of the Loom declined in 2007 as a result of operating losses from the newly acquired women’s intimate apparel operations.
     Revenues of the other manufacturing businesses in 2006 increased $2,728 million (29%) and pre-tax earnings increased $421 million (32%) as compared to 2005. The acquisitions of Forest River (acquired August 2005), IMC and Russell Corporation account for a substantial portion of these increases. Additionally, the building products group of businesses reported increases in revenues and pre-tax earnings in 2006 as compared to the prior year.
     Other service
     Berkshire’s other service businesses include NetJets, the world’s leading provider of fractional ownership programs for general aviation aircraft and FlightSafety, a provider of high technology training to operators of aircraft and ships. Among other businesses included in this group are: TTI, a leading electronic components distributor (acquired March 2007); Business Wire, a leading distributor of corporate news, multimedia and regulatory filings (acquired February 2006); The Pampered Chef, a direct seller of high quality kitchen tools; International Dairy Queen, a licensor and service provider to about 6,000 stores that offer prepared dairy treats and food; The Buffalo News, a publisher of a daily and Sunday newspaper; and businesses that provide management and other services to insurance companies.
     Revenues from the other service businesses in 2007 increased $1,981 million (34%) and pre-tax earnings increased $310 million (47%) as compared to 2006. The increase in revenues and pre-tax earnings in 2007 versus 2006 was attributable to the impact of business acquisitions (primarily TTI and Business Wire) as well as increased revenues and pre-tax earnings from FlightSafety and NetJets. Both of these businesses benefited in 2007 from higher equipment (simulators and aircraft) utilization rates and from increased customer demand.
     Revenues from the other service businesses in 2006 increased $1,083 million (23%) and pre-tax earnings increased $329 million (100%) as compared to 2005. These increases derived from significantly improved operating results of NetJets, as well as increases in revenues and earnings for FlightSafety and the inclusion of the results of Business Wire. NetJets’ revenues in 2006 increased $759 million as compared to 2005 and pre-tax earnings in 2006 were $143 million compared to a pre-tax loss of $80 million in 2005. In 2006, occupied flight hours increased 19% and average hourly rates increased as well. The improvement in operating results at NetJets also reflected a substantial decline in the cost of subcontracted flights that were necessary to meet peak customer demand.
     Retailing
     Berkshire’s retailing operations consist of several home furnishings (Nebraska Furniture Mart, R.C. Willey, Star Furniture and Jordan’s) and jewelry (Borsheims, Helzberg and Ben Bridge) retailers. Also included in this group is See’s Candies. Revenues of $3.4 billion in 2007 increased $63 million (2%) versus 2006. Pre-tax earnings in 2007 of the retailing businesses decreased $15 million (5%) compared to 2006 and was primarily attributable to lower revenues and earnings from jewelry stores.
     Revenues of the retail group in 2006 were $3.3 billion, an increase of $223 million (7%) versus 2005. Pre-tax earnings in 2006 were $289 million, an increase of $32 million (12%) over 2005. Home furnishings revenues in 2006 included sales from two new R.C. Willey stores of $77 million. In addition, same store home furnishings sales in 2006 increased approximately 6% compared to 2005. A significant portion of the increase in pre-tax earnings was due to a $27 million increase at See’s Candies.

Management’s Discussion (Continued)
     Finance and Financial Products
     A summary of revenues and pre-tax earnings from Berkshire’s finance and financial products businesses follows. Amounts are in millions.

	Revenues			Earnings
	2007	2006	2005	2007	2006	2005
Manufactured housing and finance	$3,665	$3,570	$3,175	$526	$513	$416
Furniture/transportation equipment leasing	810	880	856	111	182	173
Other	644	674	528	369	462	233

	$5,119	$5,124	$4,559

Pre-tax earnings				1,006	1,157	822
Income taxes and minority interests				374	425	308

				$632	$732	$514

     Revenues from manufactured housing and finance activities (Clayton Homes) increased $95 million (3%) as compared to 2006. In 2007, interest income from financing activities increased $70 million (7%) over 2006 reflecting higher average installment loan balances. Installment loan balances outstanding as of December 31, 2007 were approximately $11.1 billion compared to $9.9 billion and $9.5 billion at the end of 2006 and 2005. Pre-tax earnings of Clayton Homes increased $13 million (3%) over 2006 reflecting a $30 million increase in net interest earned and lower credit losses partially offset by an overall 5% decline in sales of manufactured homes. Installment loans originated or acquired by subsidiaries of Clayton Homes are financed primarily with proceeds from debt issued by Berkshire Hathaway Finance Corporation (“BHFC”). In September 2007 and January 2008, BHFC issued an aggregate of $2.75 billion par amount of new notes at interest rates that are on average approximately 72 basis points higher than notes that matured in the second half of 2007 and January 2008. Accordingly, net interest earned from financing activities may decline in 2008.
     The increase in revenues in 2006 as compared to 2005 from Clayton Homes was primarily attributable to increased sales of manufactured homes of $302 million due to increased sales of higher priced homes as well as an increase in total units sold. Pre-tax earnings from Clayton Homes in 2006 increased $97 million (23%) as compared to 2005 which was due to increased interest income from higher average installment loan balances as a result of loan portfolio acquisitions in 2005.
     Revenues and pre-tax earnings from furniture/transportation equipment leasing activities for 2007 decreased $70 million (8%) and $71 million (39%), respectively, as compared to 2006. The declines primarily reflect lower rental income driven by lower utilization rates for the over-the-road trailer and storage units. Due to significant cost components of this business being fixed (depreciation and facility expenses), pre-tax earnings declined disproportionately to revenues.
     Revenues of other finance business activities consist primarily of interest income earned on short-term and other fixed maturity investments. Pre-tax earnings in 2007 reflected a charge of approximately $67 million from the adverse effects of changes in mortality assumptions on certain life annuity contract liabilities. In 2006, pre-tax earnings included income of $67 million from an equity commitment fee and in 2005 pre-tax earnings included losses of $137 million from the General Re derivatives business, which has now completed a major portion of its run-off, and Berkshire’s investment in Value Capital, a partnership interest that was liquidated as of June 30, 2006.
     Investment and Derivative Gains/Losses
     A summary of investment and derivative gains and losses follows. Amounts are in millions.

	2007	2006	2005
Investment gains/losses from -
Sales and other disposals of investments -
Insurance and other	$5,308	$1,782	$5,831
Finance and financial products	187	6	544
Other-than-temporary impairments	—	(142)	(114)
Other	103	165	(65)

	5,598	1,811	6,196

Derivative gains/losses from -
Foreign currency forward contracts	62	186	(955)
Other derivative contracts	(151)	638	253

	(89)	824	(702)

Gains/losses before income taxes and minority interests	5,509	2,635	5,494
Income taxes and minority interests	1,930	926	1,964

Net gains/losses	$3,579	$1,709	$3,530

     Investment gains or losses are recognized upon the sales of investments or as otherwise required under GAAP. The timing of realized gains or losses from sales can have a material effect on periodic earnings. However, such gains or losses usually have little, if any, impact on total shareholders’ equity because most equity and fixed maturity investments are carried at fair value, with the unrealized gain or loss included as a component of other comprehensive income. Other-than-temporary impairments represent the adjustment of cost to fair value when management concludes that an investment’s decline in value below cost is other than temporary. The impairment loss represents a non-cash charge to earnings.

     Investment and Derivative Gains/Losses (Continued)
     In each of the past three years, pre-tax investment gains from sales and other disposals primarily derived from equity securities. In 2005, pre-tax investment gains from sales and other disposals included a non-cash pre-tax gain of approximately $5 billion from Berkshire’s exchange of common stock of The Gillette Company (“Gillette”), which Berkshire held for many years, for shares of The Procter & Gamble Company (“PG”), which PG issued in its acquisition of Gillette. Berkshire’s management does not regard the gain recorded, as required under GAAP, as meaningful. The gain recognized for financial reporting purposes is deferred for income tax purposes. The transaction essentially had no effect on Berkshire’s consolidated shareholders’ equity because the gain was accompanied by a corresponding reduction of unrealized investment gains included in accumulated other comprehensive income.
     Derivative gains and losses from foreign currency forward contracts arise as the value of the U.S. dollar changes against certain foreign currencies. The notional value of open foreign currency forward contracts was approximately $14 billion as of December 31, 2005 but has declined to an immaterial amount at December 31, 2007. During 2005, the value of most foreign currencies decreased relative to the U.S. dollar and these contracts produced losses.
     Other derivative contracts primarily pertain to credit default risks of other U.S. entities as well as equity price risks associated with major worldwide equity indices. Such contracts are carried at estimated fair value and changes in estimated fair value are included in earnings in the period of the change. The gains/losses from such contracts are principally attributable to non-cash changes in the fair values of the related contracts and reflect changes in applicable underlying credit standing, equity index values, interest rates, foreign currency exchange rates and other factors. These contracts generally may not be settled before the expiration date (up to 20 years in the future with respect to equity index contracts) and therefore the amount of cash basis gains or losses will not be known for years. Nevertheless, the fair values on any given reporting date and the resulting gains and losses reflected in earnings will likely be volatile, reflecting the volatility of equity and credit markets.
     The estimated fair value of equity index and credit default derivative contracts at December 31, 2007 was approximately $6.4 billion, an increase of approximately $3.1 billion from December 31, 2006. The increase was primarily due to new contracts entered into during the year for which Berkshire received premiums of approximately $2.9 billion. As of December 31, 2007, Berkshire’s maximum exposure under these contracts was approximately $40 billion, an increase of approximately $16 billion from December 31, 2006.
Financial Condition
     Berkshire’s balance sheet continues to reflect significant liquidity and a strong capital base. Consolidated shareholders’ equity at December 31, 2007 was $120.7 billion. Consolidated cash and invested assets, excluding assets of finance and financial products businesses, was approximately $142.4 billion at December 31, 2007 (including cash and cash equivalents of $38.9 billion) and $125.2 billion at December 31, 2006 (including cash and cash equivalents of $38.3 billion). Berkshire’s invested assets are held predominantly in its insurance businesses. A large amount of capital is maintained in the insurance subsidiaries for strategic and marketing purposes and in support of reserves for unpaid losses. In the United States, in particular, dividend payments by insurance companies are subject to prior approval by state regulators. For the year ending December 31, 2007, Berkshire’s insurance subsidiaries paid dividends of $4.9 billion.
     During 2007, Berkshire made several relatively small business acquisitions for aggregate cash consideration of $1.6 billion. Additionally, Berkshire agreed in December 2007 to acquire a 60% interest in Marmon Holdings, Inc. (“Marmon”) for $4.5 billion. This acquisition is subject to customary closing conditions, including regulatory approvals, and is expected to close in March 2008. See Note 2 to the Consolidated Financial Statements for more information concerning the business acquisitions. Berkshire believes that it currently maintains sufficient liquidity to cover its contractual obligations and provide for contingent liquidity.
     Notes payable and other borrowings of the insurance and other businesses were $2.7 billion (includes about $1.7 billion issued or guaranteed by Berkshire Hathaway Inc.) at December 31, 2007, a decrease of $1 billion from December 31, 2006, reflecting maturities and prepayments of $644 million of parent company debt, reductions in commercial paper (principally NetJets) and repayments of other borrowings of subsidiaries. Berkshire issued 3,715 Class A equivalent shares of common stock during 2007 in connection with the SQUARZ warrant exercises in exchange for $333 million.
     Capital expenditures of the utilities and energy businesses were approximately $3.5 billion in 2007 and are forecasted to be approximately $3.9 billion in 2008. MidAmerican expects to fund these capital expenditures with cash flows from operations and debt proceeds. Certain of its borrowings are secured by certain assets of its regulated utility subsidiaries. During 2007, MidAmerican issued $3.55 billion par amount of new term debt and repaid $1.57 billion of previously issued debt including net repayments of short-term borrowings. Term debt of MidAmerican maturing in 2008 is $1.97 billion with an additional $3.16 billion due before 2013. Berkshire has committed until February 28, 2011 to provide up to $3.5 billion of additional capital to MidAmerican to permit the repayment of its debt obligations or to fund its regulated utility subsidiaries. Berkshire has not and does not intend to guarantee the repayment of debt by MidAmerican or any of its subsidiaries.
     Assets of the finance and financial products businesses were $25.7 billion as of December 31, 2007 and $24.6 billion at December 31, 2006, which consisted primarily of loans and finance receivables, fixed maturity securities and cash and cash equivalents. Liabilities were $22.0 billion as of December 31, 2007 and $19.4 billion at December 31, 2006. As of December 31, 2007, notes payable and other borrowings of $12.1 billion included $8.9 billion par amount of medium-term notes issued by BHFC. In 2007, BHFC issued $750 million par amount of notes due in 2012 and repaid $700 million par amount of notes that matured. In 2008, an additional $3.1 billion par amount of notes will mature, including $1.25 billion that matured in January 2008. BHFC issued an additional $2.0 billion par amount of medium-term notes in January 2008. BHFC notes are unsecured and mature at various dates extending through 2015. The proceeds from these notes are being used to finance originated and

Management’s Discussion (Continued)
Financial Condition (Continued)
acquired loans of Clayton Homes, which as of December 31, 2007 had a carrying value of $11 billion. Full and timely payment of principal and interest on the notes issued by BHFC is guaranteed by Berkshire. In addition, Clayton Homes had outstanding borrowings of $1.4 billion which are secured by portfolios of manufactured housing loans and are not guaranteed by Berkshire. These borrowings are repaid as the underlying collateralized loans are repaid.
Contractual Obligations
     Berkshire and its subsidiaries are parties to contracts associated with ongoing business and financing activities, which will result in cash payments to counterparties in future periods. Notes payable are reflected in the Consolidated Financial Statements along with accrued but unpaid interest as of the balance sheet date. In addition, Berkshire is obligated to pay interest under debt obligations for periods subsequent to the balance sheet date. Although certain principal balances may be prepaid in advance of the maturity date, thus reducing future interest obligations, it is assumed that no principal prepayments will occur for purposes of this disclosure. Also, short-term borrowings and repurchase agreements are generally expected to be renewed as they mature, however such amounts are not assumed to renew for purposes of this disclosure.
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
     A summary of contractual obligations as of December 31, 2007 follows. Amounts represent estimates of gross undiscounted amounts payable over time. Amounts are in millions.

	Estimated payments due by period
	Total	2008	2009-2010	2011-2012	After 2012
Notes payable and other borrowings (1)	$56,638	$8,953	$6,079	$6,899	$34,707
Operating leases	2,496	541	808	486	661
Purchase obligations (2)	25,995	7,262	7,495	4,349	6,889
Unpaid losses and loss expenses (3)	58,734	13,264	14,038	8,349	23,083
Other long-term policyholder liabilities	4,247	190	443	96	3,518
Other (4)	22,313	5,385	1,489	3,039	12,400

Total	$170,423	$35,595	$30,352	$23,218	$81,258

(1)	Includes interest.

(2)	Principally relates to future aircraft, coal, electricity and natural gas purchases.

(3)	Before reserve discounts of $2,732 million.

(4)	Principally annuity reserves, employee benefits and derivative contract liabilities. Also includes $4.5 billion in 2008 related to the pending acquisition of 60% of Marmon and estimates for the acquisition of the remaining 40% of Marmon between 2011 and 2014.
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

	Gross unpaid losses		Net unpaid losses*
	Dec. 31, 2007	Dec. 31, 2006	Dec. 31, 2007	Dec. 31, 2006
GEICO	$6,642	$6,095	$6,341	$5,814
General Re	19,831	20,444	17,651	18,361
BHRG	24,894	16,832	20,223	14,255
Berkshire Hathaway Primary Group	4,635	4,241	4,127	3,741

Total	$56,002	$47,612	$48,342	$42,171

*	Net of reinsurance recoverable and deferred charges reinsurance assumed and before foreign currency translation effects.

     Property and casualty losses (Continued)
     Berkshire records liabilities for unpaid losses and loss adjustment expenses under property and casualty insurance and reinsurance contracts based upon estimates of the ultimate amounts payable under the contracts with respect to losses occurring on or before the balance sheet date. Depending on the type of loss, the timing and amount of loss payments are subject to a great degree of variability and are contingent upon, among other things, the timing of claim reporting from insureds and cedants and the determination and payment of the ultimate loss amount through the loss adjustment process. A variety of techniques are used to establish and review the liabilities for unpaid losses recorded as of the balance sheet date. While techniques may vary, significant judgments and assumptions are necessary in projecting the ultimate amount payable in the future with respect to loss events that have occurred. As a result, uncertainties are imbedded in and permeate the actuarial loss reserving techniques and processes for all of Berkshire’s property and casualty insurance and reinsurance businesses.
     As of any balance sheet date, claims that have occurred have not all been reported and if reported may not have been settled. Loss and loss adjustment expense reserves include provisions for reported claims (referred to as “case reserves”) and for claims that have not been reported, referred to as incurred but not yet reported (“IBNR”) reserves. The time period between the occurrence date and payment date of a loss is referred to as the “claim-tail.” Property claims usually have fairly short claim-tails and, absent litigation, are reported and settled within no more than a few years after occurrence. Casualty losses usually have very long claim-tails, occasionally extending for decades. Casualty claims are more susceptible to litigation and can be significantly affected by changing contract interpretations and the legal environment which further contributes to the extended claim-tails.
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
     Each of Berkshire’s insurance businesses utilizes loss reserving techniques that are believed to best fit its business. Additional information regarding reserves established by each of the significant businesses (GEICO, General Re and BHRG) follows.
     GEICO
     GEICO’s gross unpaid losses and loss adjustment expense reserves as of December 31, 2007 were $6,642 million. As of December 31, 2007, gross reserves included $4,735 million of reported average, case and case development reserves and $1,907 million of IBNR reserves.
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
     Actuaries establish and evaluate unpaid loss reserves using recognized standard actuarial loss development methods and techniques. The significant reserve components (and percentage of gross reserves) are: (1) average reserves (20%), (2) case and case development reserves (50%) and (3) IBNR reserves (30%). Each component of loss reserves is affected by the expected frequencies and average severities of claims. Such amounts are analyzed using actuarial techniques on historical claims data and adjusted when appropriate to reflect perceived changes in loss patterns. Data is analyzed by policy coverage, rated state, reporting date and occurrence date, among other factors. A brief discussion of each component follows.
     Average reserve amounts are established for reported auto damage claims and new liability claims prior to the development of an individual case reserve. The average reserves are established as a reasonable estimate for incurred claims for which claims adjusters have insufficient time and information to make specific claim estimates and for a large number of minor physical damage claims that are paid within a relatively short time after being reported. Average reserve amounts are driven by the estimated average severity per claim and the number of new claims opened. The average severity per claim amount is developed by projecting the ultimate severities for each accident quarter and weighting with both reported claims and estimated unreported claims.
     Claims adjusters generally establish individual liability claim case loss and loss adjustment expense reserve estimates as soon as the specific facts and merits of each claim can be evaluated. Case reserves represent the amounts that in the judgment of the adjusters are reasonably expected to be paid in the future to completely settle the claim, including expenses. Individual case reserves are subsequently revised as more information becomes known.
     For most liability coverages, case reserves alone are an insufficient measure of the ultimate cost due in part to the longer claim-tail, the greater chance of protracted litigation and the incompleteness of facts available at the time the case reserve is established. Therefore, additional case development reserve estimates are established, usually as a percentage of the case reserve. As of December 31, 2007, case development reserves averaged approximately 20% of total established case reserves. In general, case development factors are selected by a retrospective analysis of the overall adequacy of historical case reserves. Case development factors are reviewed and revised periodically.

Management’s Discussion (Continued)
     Property and casualty losses (Continued)
     GEICO (Continued)
     For unreported claims, IBNR reserve estimates are calculated by first projecting the ultimate number of claims expected (reported and unreported) for each significant coverage by using historical quarterly and monthly claim counts to develop age-to-age projections of the ultimate counts by accident quarter. Reported claims are subtracted from the ultimate claim projections to produce an estimate of the number of unreported claims. The number of unreported claims is multiplied by an estimate of the average cost per unreported claim to produce the IBNR reserve amount. Actuarial techniques are difficult to apply reliably in certain situations, such as to new legal precedents, class action suits or recent catastrophes. Consequently, supplemental IBNR reserves for these types of events may be established through the collaborative effort of actuarial, claims and other management.
     For each of its major coverages, GEICO tests the adequacy of the total loss reserves using one or more actuarial projections based on claim closure models, paid loss triangles and incurred loss triangles. Each type of projection analyzes loss occurrence data for claims occurring in a given period and projects the ultimate cost.
     In 2007, claim frequencies were generally lower than expected and severity increases were generally not as great as originally projected during the first part of the year. Loss reserve estimates recorded at the end of 2006 developed downward by approximately $375 million when reevaluated at December 31, 2007 producing a corresponding increase to pre-tax earnings in 2007. These downward reserve developments represented approximately 3% of earned premiums in 2007 and approximately 6% of the prior year-end reserve amount. Reserving assumptions at December 31, 2007 were modified appropriately to reflect the most recent frequency and severity results. Future reserve development will depend on whether frequency and severity turn out to be more or less than anticipated. Within the automobile line of business the reserves with the most uncertainty are for automobile liability, due to the longer claim-tails for most of these coverages. Approximately 90% of GEICO’s reserves as of December 31, 2007 were for automobile liability, of which bodily injury (“BI”) coverage accounted for nearly 60%. Management believes it is reasonably possible that the average BI severity will change by at least one percentage point from the severity used. If actual BI severity changes one percentage point from what was used in establishing the reserves, the reserves would develop up or down by approximately $99 million resulting in a corresponding decrease or increase in pre-tax earnings. Many of the same economic forces that would likely cause BI severity to be different from expected would likely also cause severities for other injury coverages to differ in the same direction.
     GEICO’s exposure to highly uncertain losses is believed to be limited to certain commercial excess umbrella policies written during a period from 1981 to 1984. Remaining reserves associated with such exposure are currently a relatively insignificant component of GEICO’s total reserves (less than 3%) and there is little apparent asbestos or environmental liability exposure. Related claim activity over the past year was insignificant.
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
     The nature and extent of loss information provided under many facultative, per occurrence excess contracts or retroactive contracts where company personnel either work closely with the ceding company in settling individual claims or manage the claims themselves may not differ significantly from the information received under a primary insurance contract. Loss information from aggregate excess of loss contracts, including catastrophe losses and quota-share treaties, is often less detailed. Occasionally such information is reported in summary format rather than on an individual claim basis. Loss data is provided through periodic reports and may include the amount of ceded losses paid where reimbursement is sought as well as case loss reserve estimates. Ceding companies infrequently provide IBNR estimates to reinsurers.
     Each of Berkshire’s reinsurance businesses has established practices to identify and gather needed information from clients. These practices include, for example, comparison of expected premiums to reported premiums to help identify delinquent client periodic reports and claim reviews to facilitate loss reporting and identify inaccurate or incomplete claim reporting. These practices are periodically evaluated and changed as conditions, risk factors and unanticipated areas of exposures are identified.
     The timing of claim reporting to reinsurers is delayed in comparison with primary insurance. In some instances there are multiple reinsurers assuming and ceding parts of an underlying risk causing multiple contractual intermediaries between General Re or BHRG and the primary insured. In these instances, the delays in reporting can be compounded. The relative impact of reporting delays on the reinsurer varies depending on the type of coverage, contractual reporting terms and other factors. Contracts covering casualty losses on a per occurrence excess basis may experience longer delays in reporting due to the length of the claim-tail as regards to the underlying claim. In addition, ceding companies may not report claims to the reinsurer until they believe it is reasonably possible that the reinsurer will be affected, usually determined as a function of its estimate of the claim amount as a percentage of the reinsurance contract retention. On the other hand, the timing of reporting large per occurrence excess property losses or property catastrophe losses may not vary significantly from primary insurance.

     Property and casualty losses (Continued)
     General Re and BHRG (Continued)
     Under contracts where periodic premium and claims reports are required from ceding companies, such reports are generally required at quarterly intervals which in the U.S. range from 30 to 90 days after the end of the accounting period. In continental Europe, reinsurance reporting practices vary since fewer clients report premiums, losses and case reserves on a quarterly basis. In certain countries, clients report on an annual basis and generally not until 90 to 180 days after the end of the annual period. Estimates of premiums and losses are accrued based on expected results supplemented when necessary for estimates of significant known events occurring in the interim. To monitor the timing and receipt of information due, client reporting requirements are tracked. When clients miss reporting deadlines, the clients are contacted.
     Premium and loss data is provided through at least one intermediary (the primary insurer), so there is a greater risk that the loss data provided is incomplete, inaccurate or outside the coverage terms. Information provided by ceding companies is reviewed for completeness and compliance with the contract terms. Reinsurance contracts generally allow for Berkshire’s reinsurance subsidiaries to have access to the cedant’s books and records with respect to the subject business and provide them the ability to conduct audits to determine the accuracy and completeness of information. Such audits are conducted when management deems it appropriate.
     In the regular course of business, disputes with clients may arise concerning whether certain claims are covered under the reinsurance policies. Most disputes are resolved by the claims departments by discussing coverage aspects with the appropriate client personnel or by independent outside counsel review and determination. If disputes cannot be resolved, contracts generally specify whether arbitration, litigation, or alternative dispute resolution will be invoked. There are no coverage disputes at this time for which an adverse resolution would likely have a material impact on Berkshire’s results of operations or financial condition.
     In summary, the scope, number and potential variability of assumptions required in estimating ultimate losses from reinsurance contracts of General Re and BHRG are more uncertain than primary property and casualty insurers due to the factors previously discussed. Additional information concerning General Re and BHRG follows.
     General Re
     General Re’s gross and net unpaid losses and loss adjustment expenses and gross reserves by major line of business as of December 31, 2007 are summarized below. Amounts are in millions.

Type
Reported case reserves	$10,957
IBNR reserves	8,874

Gross reserves	19,831
Ceded reserves and deferred charges	(2,180)

Net reserves	$17,651

Line of business
Workers’ compensation (1)	$3,284
Professional liability (2)	1,646
Mass tort-asbestos/environmental	1,841
Auto liability	3,004
Other casualty (3)	4,099
Other general liability	3,127
Property	2,830

Total	$19,831

(1)	Net of discounts of $2,732 million.

(2)	Includes directors and officers and errors and omissions coverage.

(3)	Includes medical malpractice and umbrella coverage.
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
     General Re does not routinely determine loss reserve ranges because it believes that the techniques necessary have not sufficiently developed and the myriad of assumptions required render such resulting ranges to be unreliable. In addition, counts of claims or average amounts per claim are not utilized because clients do not consistently provide reliable data in sufficient detail.
     Upon notification of a reinsurance claim from a ceding company, claim examiners make independent evaluations of loss amounts. In some cases, examiners’ estimates differ from amounts reported by ceding companies. If the examiners’ estimates are significantly greater than the ceding company’s estimates, the claims are further investigated. If deemed appropriate, ACRs are established above the amount reported by the ceding company. As of December 31, 2007, ACRs of $3.3 billion before discounts were concentrated in workers’ compensation and to a lesser extent in professional liability reserves. Examiners also periodically conduct claim reviews at client companies and case reserves are often increased as a result. In 2007, claim examiners conducted about 400 claim reviews.
     Actuaries classify all loss and premium data into segments (“reserve cells”) primarily based on product (e.g., treaty, facultative and program) and line of business (e.g., auto liability, property, etc.). For each reserve cell, losses are aggregated by accident year and analyzed over time. Depending on client reporting practices, some losses and premiums are aggregated by policy year or underwriting year. These loss aggregations are internally called loss triangles which serve as the primary basis for IBNR reserve calculations. Over 300 reserve cells are reviewed for North American business and approximately 900 reserve cells are reviewed with respect to international business.

Management’s Discussion (Continued)
     Property and casualty losses (Continued)
     General Re (Continued)
     Loss triangles are used to determine the expected case loss emergence patterns for most coverages and, in conjunction with expected loss ratios by accident year, are further used to determine IBNR reserves. Additional calculations form the basis for estimating the expected loss emergence pattern. The determination of the expected loss emergence pattern is not strictly a mechanical process. In instances where the historical loss data is insufficient, estimation formulas are used along with reliance on other loss triangles and judgment. Factors affecting loss development triangles include but are not limited to the following: changes in client claims practices, changes in claim examiners’ use of ACRs or the frequency of client company claim reviews, changes in policy terms and coverage (such as client loss retention levels and occurrence and aggregate policy limits), changes in loss trends and changes in legal trends that result in unanticipated losses, as well as other sources of statistical variability. These items influence the selection of the expected loss emergence patterns.
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
     In 2007, for prior years’ workers’ compensation losses, reported claims were less than expected claims by about $74 million. However, further analysis of the workers’ compensation reserve cells by segment indicated the need for additional IBNR. These developments precipitated about $218 million of a net increase in nominal IBNR reserve estimates for unreported occurrences. After deducting $20 million for the change in net reserve discounts during the year, workers’ compensation losses from prior years reduced pre-tax earnings in 2007 by $164 million. To illustrate the sensitivity of changes in expected loss emergence patterns and expected loss ratios for General Re’s significant excess of loss workers’ compensation reserve cells, an increase of ten points in the tail of the expected emergence pattern and an increase of ten percent in the expected loss ratios would produce a net increase in nominal IBNR reserves of approximately $587 million and $334 million on a discounted basis as of December 31, 2007. The increase in discounted reserves would produce a corresponding decrease in pre-tax earnings. Management believes it is reasonably possible for the tail of the expected loss emergence patterns and expected loss ratios to increase at these rates.
     Other casualty and general liability reported losses (excluding mass tort losses) were favorable in 2007 relative to expectations. Casualty losses tend to be long-tail and it should not be assumed that favorable loss experience in a year means that loss reserve amounts currently established will continue to develop favorably. For General Re’s significant other casualty and general liability reserve cells (including medical malpractice, umbrella, auto and general liability), an increase of five points in the tails of the expected emergence patterns and an increase of five percent in expected loss ratios (one percent for large international proportional reserve cells) would produce a net increase in nominal IBNR reserves and a corresponding reduction in pre-tax earnings of approximately $720 million. Management believes it is reasonably possible for the tail of the expected loss emergence patterns and expected loss ratios to increase at these rates in any of the aforementioned individual reserve cells. However, given the diversification in worldwide business, more likely outcomes are believed to be less than $720 million.
     Property losses were lower than expected in 2007 but the nature of property loss experience tends to be more volatile because of the effect of catastrophes and large individual property losses. In response to favorable claim developments and another year of information, estimated remaining World Trade Center losses and estimated losses from the hurricanes in 2005 were reduced by $93 million in 2007.
     In certain reserve cells within excess directors and officers and errors and omissions (“D&O and E&O”) coverages, IBNR reserves are based on estimated ultimate losses without consideration of expected emergence patterns. These cells often involve a spike in loss activity arising from recent industry developments making it difficult to select an expected loss emergence pattern. For example, the number of recent corporate scandals has caused an increase in reported losses. For General Re’s large D&O and E&O reserve cells an increase of ten points in the tail of the expected emergence pattern (for those cells where emergence patterns are considered) and an increase of ten percent in the expected loss ratios would produce a net increase in nominal IBNR reserves and a corresponding reduction in pre-tax earnings of approximately $210 million. Management believes it is reasonably possible for the tail of the expected loss emergence patterns and expected loss ratios to increase at these rates.
     Overall industry-wide loss experience data and informed judgment are used when internal loss data is of limited reliability, such as in setting the estimates for mass tort, asbestos and hazardous waste (collectively, “mass tort”) claims. Unpaid mass tort reserves at December 31, 2007 were approximately $1.8 billion gross and $1.2 billion net of reinsurance. Such

     Property and casualty losses (Continued)
     General Re (Continued)
reserves were approximately $1.9 billion gross and $1.2 billion net of reinsurance as of December 31, 2006. Claims paid attributable to such losses were about $75 million in 2007. In 2007, IBNR reserve estimates for asbestos and environmental claims were increased by $48 million. In addition to the previously described methodologies, General Re considers “survival ratios” based on net claim payments in recent years versus net unpaid losses as a rough guide to reserve adequacy. The survival ratio was approximately thirteen years as of December 31, 2007. The insurance industry’s comparable survival ratio for asbestos and pollution reserves was approximately eight years. Estimating mass tort losses is very difficult due to the changing legal environment. Although such reserves are believed to be adequate, significant reserve increases may be required in the future if new exposures or claimants are identified, new claims are reported or new theories of liability emerge.
     BHRG
     BHRG’s unpaid losses and loss adjustment expenses as of December 31, 2007 are summarized as follows. Amounts are in millions.

	Property	Casualty	Total
Reported case reserves	$1,654	$2,143	$3,797
IBNR reserves	1,180	2,660	3,840
Retroactive	—	17,257	17,257

Gross reserves	$2,834	$22,060	24,894

Deferred charges and ceded reserves			(4,671)

Net reserves			$20,223

     In general, the methodologies used to establish loss reserves vary widely and encompass many of the common methodologies employed in the actuarial field today. Certain traditional methodologies such as paid and incurred loss development techniques, incurred and paid loss Bornhuetter-Ferguson techniques and frequency and severity techniques are utilized as well as ground-up techniques where appropriate. Additional judgments must also be employed to consider changes in contract conditions and terms as well as the incidence of litigation or legal and regulatory change.
     As of December 31, 2007, BHRG’s gross loss reserves related to retroactive reinsurance policies were predominantly casualty losses. Retroactive policies include excess-of-loss contracts, in which losses (relating to loss events occurring before a specified date on or before the contract date) above a contractual retention are indemnified or contracts that indemnify all losses paid by the counterparty after the policy effective date. Retroactive losses paid in 2007 were $894 million. The classification “reported case reserves” has no practical analytical value with respect to retroactive policies since the amount is often derived from reports in bulk from ceding companies, who may have inconsistent definitions of “case reserves.” Reserves are reviewed and established in the aggregate by contract including provisions for IBNR reserves.
     In establishing retroactive reinsurance reserves, historical aggregate loss payment patterns are often analyzed and projected into the future under various scenarios. The claim-tail is expected to be very long for many policies and may last several decades. Management assigns judgmental probability factors to these aggregate loss payment scenarios and an expectancy outcome is determined. Management monitors claim payment activity and reviews ceding company reports or other information concerning the underlying losses. Since the claim-tail is expected to be very long for such contracts, management reassesses expected ultimate losses as significant events related to the underlying losses are reported or revealed during the monitoring and review process. During 2007, retroactive reserves developed downward by approximately $37 million.
     BHRG’s liabilities for environmental, asbestos, and latent injury losses and loss adjustment expenses are presently concentrated within retroactive reinsurance contracts. Reserves for such losses were approximately $9.7 billion at December 31, 2007 and $3.8 billion at December 31, 2006. The increase during 2007 was due to the Equitas reinsurance agreement which became effective on March 30, 2007. See Note 11 to the accompanying Consolidated Financial Statements. Losses paid in 2007 attributable to these exposures were approximately $500 million. BHRG, as a reinsurer, does not regularly receive reliable information regarding numbers of asbestos, environmental and latent injury claims from all ceding companies on a consistent basis, particularly with respect to multi-line treaty or aggregate excess of loss policies. Periodically, a ground-up analysis of the underlying loss data of the reinsured is conducted to make an estimate of ultimate reinsured losses. When detailed loss information is unavailable, estimates can only be developed by applying recent industry trends and projections to aggregate client data. Judgments in these areas necessarily include the stability of the legal and regulatory environment under which these claims will be adjudicated. Potential legal reform and legislation could also have a significant impact on establishing loss reserves for mass tort claims in the future.
     The maximum losses payable by BHRG under retroactive policies are not expected to exceed approximately $24.8 billion as of December 31, 2007. Absent significant judicial or legislative changes affecting asbestos, environmental or latent injury exposures, management currently believes it unlikely that unpaid losses as of December 31, 2007 ($17.3 billion) will develop upward to the maximum loss payable or downward by more than 15%.
     A significant number of recent reinsurance contracts are expected to have a low frequency of claim occurrence combined with a potential for high severity of claims. These include property losses from catastrophes, terrorism and aviation risks under catastrophe and individual risk contracts. Loss reserves related to catastrophe and individual risk contracts decreased from approximately $2.2 billion at year end 2006 to approximately $1.3 billion at year end 2007. The decrease in reserves reflected loss payments in 2007 of approximately $900 million that were primarily attributable to the major hurricanes that occurred in 2005.

Management’s Discussion (Continued)
     Property and casualty losses (Continued)
     BHRG (Continued)
     Loss reserves for pre-2007 events declined by approximately $200 million which produced a corresponding increase to pre-tax earnings in 2007. Reserving techniques for catastrophe and individual risk contracts generally rely more on a per-policy assessment of the ultimate cost associated with the individual loss event rather than with an analysis of the historical development patterns of past losses. Catastrophe loss reserves are provided when it is probable that an insured loss has occurred and the amount can be reasonably estimated. Absent litigation affecting the interpretation of coverage terms, the expected claim-tail is relatively short and thus the estimation error in the initial reserve estimates usually emerges within 24 months after the loss event.
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
     Other Critical Accounting Policies
     Berkshire records as assets deferred charges with respect to liabilities assumed under retroactive reinsurance contracts. At the inception of these contracts, the deferred charges represent the difference between the consideration received and the estimated ultimate liability for unpaid losses. Deferred charges are amortized using the interest method over an estimate of the ultimate claim payment period with the periodic amortization reflected in earnings as a component of losses and loss expenses. The deferred charge balances are adjusted periodically to reflect new projections of the amount and timing of loss payments. Adjustments to these assumptions are applied retrospectively from the inception of the contract. Unamortized deferred charges were $4.0 billion at December 31, 2007. Significant changes in the estimated amount and payment timing of unpaid losses may have a significant effect on unamortized deferred charges and the amount of periodic amortization.
     Berkshire’s Consolidated Balance Sheet as of December 31, 2007 includes goodwill of acquired businesses of approximately $32.9 billion. A significant amount of judgment is required in performing goodwill impairment tests. Such tests include periodically determining or reviewing the estimated fair value of Berkshire’s reporting units. There are several methods of estimating a reporting unit’s fair value, including market quotations, asset and liability fair values and other valuation techniques, such as discounted projected future net earnings or net cash flows and multiples of earnings. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then individual assets, including identifiable intangible assets, and liabilities of the reporting unit are estimated at fair value. The excess of the estimated fair value of the reporting unit over the estimated fair value of net assets would establish the implied value of goodwill. The excess of the recorded amount of goodwill over the implied value is then charged to earnings as an impairment loss.
     Berkshire’s consolidated financial position reflects very significant amounts of invested assets. A substantial portion of these assets are carried at fair values based upon current market quotations and, when not available, based upon fair value of similar instruments or valuation models reflecting the present value of estimated future cash flows. Certain of Berkshire’s fixed maturity securities are not actively traded in the financial markets. Further, Berkshire’s finance businesses maintain significant balances of finance receivables, which are carried at amortized cost. Considerable judgment is required in determining the assumptions used in certain valuation models, including interest rate, loan prepayment speed, credit risk and liquidity risk assumptions. Significant changes in these assumptions can have a significant effect on carrying values.
     Information concerning recently issued accounting pronouncements which are not yet effective is included in Note 1(s) to the Consolidated Financial Statements. Berkshire does not expect that the adoption of any of the recently issued accounting pronouncements will have a material effect on its financial condition.
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
     Interest Rate Risk
     Berkshire’s management prefers to invest in equity securities or to acquire entire businesses based upon the principles discussed in the following section on equity price risk. When unable to do so, management may alternatively invest in bonds, loans or other interest rate sensitive instruments. Berkshire’s strategy is to acquire securities that are attractively priced in relation to the perceived credit risk. Management recognizes and accepts that losses may occur. Berkshire strives to maintain high credit ratings so that the cost of debt is minimized. Berkshire utilizes derivative products, such as interest rate swaps, to manage interest rate risks on a limited basis.
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

		Estimated Fair Value after
		Hypothetical Change in Interest Rates
		(bp=basis points)
		100 bp	100 bp	200 bp	300 bp
	Fair Value	decrease	increase	increase	increase
December 31, 2007
Insurance and other businesses:
Investments in fixed maturity securities	$28,515	$29,179	$27,689	$26,967	$26,318
Notes payable and other borrowings	2,709	2,757	2,666	2,628	2,593
Finance and financial products businesses:
Investments in fixed maturity securities and loans and finance receivables	15,843	16,860	14,766	13,806	12,934
Notes payable and other borrowings	12,321	12,725	11,921	11,563	11,229
Utilities and energy businesses:
Notes payable and other borrowings	19,834	21,640	18,305	17,006	15,890

December 31, 2006
Insurance and other businesses:
Investments in fixed maturity securities	$25,300	$25,939	$24,663	$24,079	$23,558
Notes payable and other borrowings	3,815	3,872	3,765	3,720	3,679
Finance and financial products businesses:
Investments in fixed maturity securities and loans and finance receivables	15,026	16,033	14,025	13,101	12,263
Notes payable and other borrowings	12,362	12,775	11,937	11,565	11,218
Utilities and energy businesses:
Notes payable and other borrowings	17,789	19,256	16,548	15,486	14,569
     Equity Price Risk
     Strategically, Berkshire strives to invest in businesses that possess excellent economics, with able and honest management and at sensible prices. Berkshire’s management prefers to invest a meaningful amount in each investee. Historically, Berkshire’s equity investments are generally concentrated in relatively few investees. At December 31, 2007, 49% of the total fair value of equity investments was concentrated in four investees.
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
     The carrying values of investments subject to equity price risk are, in almost all instances, based on quoted market prices as of the balance sheet dates. Market prices are subject to fluctuation and consequently the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.
     The table which follows summarizes Berkshire’s equity price risk as of December 31, 2007 and 2006 and shows the effects of a hypothetical 30% increase and a 30% decrease in market prices as of those dates. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due both to the nature of equity markets and the aforementioned concentrations existing in Berkshire’s equity investment portfolio. Dollars are in millions.

			Estimated	Hypothetical
			Fair Value after	Percentage
		Hypothetical	Hypothetical	Increase (Decrease) in
	Fair Value	Price Change	Change in Prices	Shareholders’ Equity
December 31, 2007	$74,999	30% increase	$97,499	12.1
		30% decrease	52,499	(12.1)
December 31, 2006	$61,533	30% increase	$79,993	11.0
		30% decrease	43,073	(11.0)

Management’s Discussion (Continued)
     Equity Price Risk (Continued)
     Berkshire is also subject to equity price risk with respect to certain long duration equity index option contracts. Berkshire’s maximum exposure with respect to such contracts was approximately $35 billion and $21 billion at December 31, 2007 and 2006, respectively. These contracts generally expire 15 to 20 years from inception and they may not be settled before their respective expiration dates. The contracts have been written on four major equity indexes including three that are based on foreign markets. While Berkshire’s ultimate potential loss with respect to these contracts is directly correlated to the movement of the underlying stock index between contract inception date and expiration, the change in fair value from current changes in the indexes do not produce a proportional change in the estimated fair value of the contracts. Other factors (such as interest rates, expected dividend rates and the remaining duration of the contract as well as general market assumptions) affect the estimates of fair value reflected in the financial statements. The carrying amount of these liabilities was $4.6 billion at December 31, 2007 and $2.4 billion at December 31, 2006. If the underlying indexes declined 30% immediately, and absent changes in other factors required to estimate fair value, Berkshire estimates that it could incur a non-cash pre-tax loss of approximately $2.3 billion.
     Foreign Currency Risk
     Market risks associated with changes in foreign currency exchange rates are currently concentrated in long duration equity index option contracts on foreign equity indexes. The following table summarizes the outstanding derivatives contracts as of December 31, 2007 and 2006 with foreign currency risk and shows the estimated changes in values of the contracts assuming changes in the underlying exchange rates applied immediately and uniformly across all currencies. The changes in value do not necessarily reflect the best or worst case scenarios and actual results may differ. Dollars are in millions.

		Estimated Fair Value Assuming a Hypothetical
	Fair Value	Percentage Increase (Decrease) in the Value of
	net assets	Foreign Currencies Versus the U.S. Dollar
	(liabilities)	(20%)	(10%)	(1%)	1%	10%	20%
December 31, 2007	$(4,070)	$(3,293)	$(3,681)	$(4,031)	$(4,110)	$(4,464)	$(4,862)
December 31, 2006	(2,041)	(1,819)	(1,936)	(2,031)	(2,051)	(2,131)	(2,200)
     Commodity Price Risk
     Berkshire, through its ownership of MidAmerican, is subject to commodity price risk. Exposures include variations in the price of wholesale electricity that is purchased and sold, fuel costs to generate electricity and natural gas supply for regulated retail gas customers. Electricity and natural gas prices are subject to wide price swings as demand responds to, among many other items, changing weather, limited storage, transmission and transportation constraints, and lack of alternative supplies from other areas. To mitigate a portion of the risk, MidAmerican uses derivative instruments, including forwards, futures, options, swaps and other over-the-counter agreements, to effectively secure future supply or sell future production at fixed prices. The settled cost of these contracts is generally recovered from customers in regulated rates. Accordingly, the net unrealized gains and losses associated with interim price movements on such contracts are recorded as regulatory assets or liabilities. Financial results may be negatively impacted if the costs of wholesale electricity, fuel and or natural gas are higher than what is permitted to be recovered in rates. MidAmerican also uses futures, options and swap agreements to economically hedge gas and electric commodity prices for physical delivery to non-regulated customers. MidAmerican does not engage in a material amount of proprietary trading activities.
     The table that follows summarizes Berkshire’s commodity price risk on energy derivative contracts of MidAmerican as of December 31, 2007 and 2006 and shows the effects of a hypothetical 10% increase and a 10% decrease in forward market prices by the expected volumes for these contracts as of that date. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios. Dollars are in millions.

	Fair Value		Estimated Fair Value after
	net assets	Hypothetical Price	Hypothetical Change in
	(liabilities)	Change	Price
December 31, 2007	$(263)	10% increase	$(208)
		10% decrease	(318)
December 31, 2006	(273)	10% increase	(220)
		10% decrease	(326)

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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     See “Market Risk Disclosures” contained in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Management’s Report on Internal Control Over Financial Reporting
Management of Berkshire Hathaway Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.
The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears on page 50.
Berkshire Hathaway Inc.
February 27, 2008

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Berkshire Hathaway Inc.
We have audited the accompanying consolidated balance sheets of Berkshire Hathaway Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of earnings, cash flows and changes in shareholders’ equity and comprehensive income for each of the three years in the period ended December 31, 2007. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Berkshire Hathaway Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As discussed in Note 1(r) to the consolidated financial statements, the Company changed its method of accounting for uncertainty in income taxes in 2007 and pension and other postretirement benefit plans in 2006.
DELOITTE & TOUCHE LLP
Omaha, Nebraska
February 29, 2008

BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(dollars in millions except per share amounts)

	December 31,
	2007	2006
ASSETS
Insurance and Other:
Cash and cash equivalents	$37,703	$37,977
Investments:
Fixed maturity securities	28,515	25,300
Equity securities	74,999	61,533
Loans and receivables	13,157	12,881
Inventories	5,793	5,257
Property, plant and equipment	9,969	9,303
Goodwill	26,306	25,678
Deferred charges reinsurance assumed	3,987	1,964
Other	7,797	7,443

	208,226	187,336

Utilities and Energy:
Cash and cash equivalents	1,178	343
Property, plant and equipment	26,221	24,039
Goodwill	5,543	5,548
Other	6,246	6,560

	39,188	36,490

Finance and Financial Products:
Cash and cash equivalents	5,448	5,423
Investments in fixed maturity securities	3,056	3,012
Loans and finance receivables	12,359	11,498
Goodwill	1,013	1,012
Other	3,870	3,666

	25,746	24,611

	$273,160	$248,437

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Losses and loss adjustment expenses	$56,002	$47,612
Unearned premiums	6,680	7,058
Life and health insurance benefits	3,804	3,600
Other policyholder liabilities	4,089	3,938
Accounts payable, accruals and other liabilities	10,672	9,654
Notes payable and other borrowings	2,680	3,698

	83,927	75,560

Utilities and Energy:
Accounts payable, accruals and other liabilities	6,043	6,693
Notes payable and other borrowings	19,002	16,946

	25,045	23,639

Finance and Financial Products:
Accounts payable, accruals and other liabilities	2,931	3,543
Derivative contract liabilities	6,887	3,883
Notes payable and other borrowings	12,144	11,961

	21,962	19,387

Income taxes, principally deferred	18,825	19,170

Total liabilities	149,759	137,756

Minority shareholders’ interests	2,668	2,262

Shareholders’ equity:
Common stock:
Class A, $5 par value; Class B, $0.1667 par value	8	8
Capital in excess of par value	26,952	26,522
Accumulated other comprehensive income	21,620	22,977
Retained earnings	72,153	58,912

Total shareholders’ equity	120,733	108,419

	$273,160	$248,437

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in millions except per share amounts)

	Year Ended December 31,
	2007	2006	2005
Revenues:
Insurance and Other:
Insurance premiums earned	$31,783	$23,964	$21,997
Sales and service revenues	58,243	51,803	46,138
Interest, dividend and other investment income	4,979	4,382	3,487
Investment gains/losses	5,405	1,697	5,728

	100,410	81,846	77,350

Utilities and Energy:
Operating revenues	12,376	10,301	—
Other	252	343	—

	12,628	10,644	—

Finance and Financial Products:
Interest income	1,717	1,610	1,554
Investment gains/losses	193	114	468
Derivative gains/losses	(89)	824	(788)
Other	3,386	3,501	3,079

	5,207	6,049	4,313

	118,245	98,539	81,663

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	21,010	13,068	15,482
Life and health insurance benefits	1,786	1,618	1,634
Insurance underwriting expenses	5,613	5,440	4,828
Cost of sales and services	47,477	42,416	38,288
Selling, general and administrative expenses	7,098	5,932	5,328
Interest expense	164	195	144

	83,148	68,669	65,704

Utilities and Energy:
Cost of sales and operating expenses	9,696	8,189	—
Interest expense	1,158	979	—

	10,854	9,168	—

Finance and Financial Products:
Interest expense	588	550	579
Other	3,494	3,374	3,112

	4,082	3,924	3,691

	98,084	81,761	69,395

Earnings before income taxes and equity in earnings of MidAmerican Energy Holdings Company	20,161	16,778	12,268
Equity in earnings of MidAmerican Energy Holdings Company	—	—	523

Earnings before income taxes and minority interests	20,161	16,778	12,791
Income taxes	6,594	5,505	4,159
Minority shareholders’ interests	354	258	104

Net earnings	$13,213	$11,015	$8,528

Average common shares outstanding *	1,545,751	1,541,807	1,539,775
Net earnings per common share *	$8,548	$7,144	$5,538

*	Average shares outstanding include average Class A common shares and average Class B common shares determined on an equivalent Class A common stock basis. Net earnings per common share shown above represents net earnings per equivalent Class A common share. Net earnings per Class B common share is equal to one-thirtieth (1/30) of such amount or $285 per share for 2007, $238 per share for 2006 and $185 per share for 2005.
See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net earnings	$13,213	$11,015	$8,528
Adjustments to reconcile net earnings to operating cash flows:
Investment gains	(5,598)	(1,811)	(6,196)
Depreciation	2,407	2,066	982
Minority interests	354	258	104
Changes in operating assets and liabilities before business acquisitions:
Losses and loss adjustment expenses	(1,164)	(2,704)	2,086
Deferred charges reinsurance assumed	196	424	339
Unearned premiums	(713)	637	(239)
Receivables and originated loans	(977)	(59)	(1,849)
Derivative contract assets and liabilities	2,938	(563)	3,620
Income taxes	553	303	1,602
Other assets and liabilities	1,341	629	469

Net cash flows from operating activities	12,550	10,195	9,446

Cash flows from investing activities:
Purchases of securities with fixed maturities	(13,394)	(7,747)	(13,937)
Purchases of equity securities	(19,111)	(9,173)	(8,021)
Sales of securities with fixed maturities	7,821	1,818	3,243
Redemptions and maturities of securities with fixed maturities	9,158	10,313	7,142
Sales of equity securities	8,054	3,778	1,629
Purchases of loans and finance receivables	(1,008)	(365)	(1,987)
Principal collections on loans and finance receivables	1,229	985	911
Acquisitions of businesses, net of cash acquired	(1,602)	(10,132)	(2,387)
Purchases of property, plant and equipment	(5,373)	(4,571)	(2,195)
Other	798	1,017	1,761

Net cash flows from investing activities	(13,428)	(14,077)	(13,841)

Cash flows from financing activities:
Proceeds from borrowings of finance businesses	1,153	1,280	5,628
Proceeds from borrowings of utilities and energy businesses	3,538	2,417	—
Proceeds from other borrowings	121	215	521
Repayments of borrowings of finance businesses	(1,093)	(244)	(319)
Repayments of borrowings of utilities and energy businesses	(1,149)	(516)	—
Repayments of other borrowings	(995)	(991)	(628)
Changes in short term borrowings	(596)	245	361
Other	387	84	188

Net cash flows from financing activities	1,366	2,490	5,751

Effect of foreign currency exchange rate changes	98	117	(123)

Increase (decrease) in cash and cash equivalents	586	(1,275)	1,233
Cash and cash equivalents at beginning of year	43,743	45,018	43,427

Cash and cash equivalents at end of year *	$44,329	$43,743	$44,660

* Cash and cash equivalents at end of year are comprised of the following:
Insurance and Other	$37,703	$37,977	$40,471
Utilities and Energy	1,178	343	—
Finance and Financial Products	5,448	5,423	4,189

	$44,329	$43,743	$44,660

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(dollars in millions)

	Year Ended December 31,
	2007	2006	2005
Class A & B Common Stock
Balance at beginning and end of year	$8	$8	$8

Capital in Excess of Par Value
Balance at beginning of year	$26,522	$26,399	$26,268
Issuance of Class A and B shares and SQUARZ warrant premiums	430	123	131

Balance at end of year	$26,952	$26,522	$26,399

Retained Earnings
Balance at beginning of year	$58,912	$47,717	$39,189
Adoption of new accounting pronouncements	28	180	—
Net earnings	13,213	11,015	8,528

Balance at end of year	$72,153	$58,912	$47,717

Accumulated Other Comprehensive Income
Unrealized appreciation of investments	$2,523	$9,278	$2,081
Applicable income taxes	(872)	(3,246)	(728)
Reclassification adjustment of investment appreciation included in net earnings	(5,494)	(1,646)	(6,261)
Applicable income taxes	1,923	576	2,191
Foreign currency translation adjustments	456	603	(359)
Applicable income taxes	(26)	1	(26)
Prior service cost and actuarial gains/losses of defined benefit plans	257	563	(62)
Applicable income taxes	(102)	(196)	38
Other, including minority interests	(22)	(13)	51

Other comprehensive income	(1,357)	5,920	(3,075)
Adoption of SFAS 158	—	(303)	—
Accumulated other comprehensive income at beginning of year	22,977	17,360	20,435

Accumulated other comprehensive income at end of year	$21,620	$22,977	$17,360

Comprehensive Income
Net earnings	$13,213	$11,015	$8,528
Other comprehensive income	(1,357)	5,920	(3,075)

Total comprehensive income	$11,856	$16,935	$5,453

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(1) Significant accounting policies and practices
     (a) Nature of operations and basis of consolidation
Berkshire Hathaway Inc. (“Berkshire” or “Company”) is a holding company owning subsidiaries engaged in a number of diverse business activities, including property and casualty insurance and reinsurance, utilities and energy, finance, manufacturing, service and retailing. Further information regarding these businesses and Berkshire’s reportable business segments is contained in Note 18. Berkshire consummated a number of business acquisitions over the past three years which are discussed in Note 2.
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
On February 9, 2006, Berkshire converted its investment in non-voting preferred stock of MidAmerican Energy Holdings Company (“MidAmerican”) into common stock and upon conversion, possessed approximately 83.4% (80.5% diluted) of the voting rights and economic interests in MidAmerican. Accordingly, the 2006 and 2007 Consolidated Financial Statements reflect the consolidation of the accounts of MidAmerican. In 2005, Berkshire accounted for its investment in MidAmerican pursuant to the equity method, reflecting Berkshire’s ability to exercise significant influence on the operations of MidAmerican. Through its investment Berkshire possessed 9.7% of the voting rights and 83.4% (80.5% diluted) of the economic interests in MidAmerican.
     (b) Use of estimates in preparation of financial statements
The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. In particular, estimates of unpaid losses and loss adjustment expenses and related recoverables under reinsurance for property and casualty insurance are subject to considerable estimation error due to the inherent uncertainty in projecting ultimate claim amounts that will be settled over many years. In addition, estimates and assumptions associated with the amortization of deferred charges reinsurance assumed, determinations of fair value of certain financial assets and liabilities and the determinations of goodwill impairments require considerable judgment by management. Actual results may differ from the estimates used in preparing the Consolidated Financial Statements.
     (c) Cash and cash equivalents
Cash equivalents consist of funds invested in U.S. Treasury Bills, money market accounts and in other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by loan agreements or other contractual provisions. Restricted amounts are included in other assets.
     (d) Investments
Berkshire’s management determines the appropriate classifications of investments in fixed maturity and equity securities at the acquisition date and re-evaluates the classifications at each balance sheet date. Held-to-maturity investments are carried at amortized cost, reflecting the ability and intent to hold the securities to maturity. Trading investments are carried at fair value and include securities acquired with the intent to sell in the near term. All other securities are classified as available-for-sale and are carried at fair value with net unrealized gains or losses reported as a component of accumulated other comprehensive income. Berkshire’s investments in fixed maturity and equity securities are predominantly classified as available-for-sale.
Investment gains and losses arise when investments are sold (as determined on a specific identification basis) or are other-than-temporarily impaired. If in management’s judgment a decline in the value of an investment below cost is other than temporary, the cost of the investment is written down to fair value with a corresponding charge to earnings. Factors considered in judging whether an impairment is other than temporary include: the financial condition, business prospects and creditworthiness of the issuer, the length of time that fair value has been less than cost, the relative amount of the decline and Berkshire’s ability and intent to hold the investment until the fair value recovers.

Notes to Consolidated Financial Statements (Continued)
(1) Significant accounting policies and practices (Continued)
     (d) Investments (Continued)
Berkshire utilizes the equity method of accounting with respect to investments where it exercises significant influence, but not control, over the operating and financial policies of the investee. A voting interest of more than 20% and less than 50% is normally a prerequisite for utilizing the equity method. However, Berkshire may apply the equity method with less than 20% voting interests based upon the facts and circumstances. Berkshire applies the equity method to investments in common stock and other investments when such other investments possess substantially identical subordinated interests to common stock.
In applying the equity method, investments are recorded at cost and subsequently increased or decreased by Berkshire’s proportionate share of the net earnings or losses and other comprehensive income of the investee. Dividends or other equity distributions are recorded as reductions in the carrying value of the investment. In the event that net losses of the investee have reduced the equity method investment to zero, additional net losses may be recorded if other investments in the investee are at-risk, even if Berkshire has not committed to provide financial support to the investee. Berkshire bases such additional equity method loss amounts, if any, on the change in its claim on the investee’s book value.
     (e) Loans and finance receivables
Loans and finance receivables consist of commercial and consumer loans originated or purchased. Loans and finance receivables are stated at amortized cost less allowances for uncollectible accounts based on Berkshire’s ability and intent to hold such loans and receivables to maturity. Amortized cost represents acquisition cost, plus or minus origination and commitment costs paid or fees received, which together with acquisition premiums or discounts are deferred and amortized as yield adjustments over the life of the loan.
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
     (f) Derivatives
Derivative contracts are carried at estimated fair value and are classified as assets or liabilities in the accompanying Consolidated Balance Sheets. Such balances reflect reductions permitted under master netting agreements with counterparties. The fair values of these instruments generally represent the present value of estimated future cash flows anticipated under the contracts, which are affected by applicable interest rates, currency rates, security values, commodity values, counterparty creditworthiness and duration of the contracts. Changes in these factors, or a combination thereof, may affect the fair value of these instruments. The changes in fair value of derivative contracts that do not qualify as hedging instruments for financial reporting purposes are included in the Consolidated Statements of Earnings as derivative gains/losses.
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
     (g) Inventories
Inventories consist of manufactured goods and purchased goods acquired for resale. Manufactured inventory costs include raw materials, direct and indirect labor and factory overhead. Inventories are stated at the lower of cost or market. As of December 31, 2007, approximately 45% of the total inventory cost was determined using the last-in-first-out (“LIFO”) method, 34% using the first-in-first-out (“FIFO”) method, with the remainder using the specific identification method and average cost methods. With respect to inventories carried at LIFO cost, the aggregate difference in value between LIFO cost and cost determined under FIFO methods was $331 million and $263 million as of December 31, 2007 and 2006, respectively.
     (h) Property, plant and equipment
Property, plant and equipment additions are recorded at cost. The cost of major additions and betterments are capitalized, while replacements, maintenance and repairs that do not improve or extend the useful lives of the related assets are expensed as incurred. Interest over the construction period is capitalized as a component of cost of constructed assets. In addition, the cost of constructed assets of certain domestic regulated utility and energy subsidiaries that are subject to SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation” (“SFAS 71”) includes the capitalization of the estimated cost of capital in addition to interest incurred during the construction period. Also see Note 1(n).
Depreciation is provided principally on the straight-line method over estimated useful lives. Depreciation of assets of certain regulated utility and energy subsidiaries is provided over recovery periods based on composite asset class lives as mandated by regulation.

(1) Significant accounting policies and practices (Continued)
     (h) Property, plant and equipment (Continued)
Property, plant and equipment assets are evaluated for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable or the assets meet the criteria of held for sale. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated discounted present value of the expected future cash flows from using the asset. Impairment losses are reflected in the Consolidated Statements of Earnings, except with respect to impairments of assets of certain domestic regulated utility and energy subsidiaries where losses are offset by the establishment of a regulatory asset to the extent recovery in future rates is probable.
     (i) Goodwill
Goodwill represents the difference between purchase cost and the fair value of net assets acquired in business acquisitions. Goodwill is tested for impairment using a variety of methods at least annually and impairments, if any, are charged to earnings. Key assumptions used in the testing include, but are not limited to, the use of an appropriate discount rate and estimated future cash flows. In estimating cash flows, the Company considers current market information as well as historical factors.
     (j) Revenue recognition
Insurance premiums for prospective property/casualty insurance and reinsurance and health reinsurance policies are earned in proportion to the level of protection provided. In most cases, premiums are recognized as revenues ratably over the term of the contract with unearned premiums computed on a monthly or daily pro rata basis. Premiums for retroactive reinsurance property/casualty policies are earned at the inception of the contracts. Premiums for life reinsurance contracts are earned when due. Premiums earned are stated net of amounts ceded to reinsurers. Premiums are estimated with respect to certain reinsurance contracts where reports from ceding companies for the period are not contractually due until after the balance sheet date. For contracts containing experience rating provisions, premiums are based upon estimated loss experience under the contract.
Sales revenues derive from the sales of manufactured products and goods acquired for resale. Revenues from sales are recognized upon passage of title to the customer, which generally coincides with customer pickup, product delivery or acceptance, depending on terms of the sales arrangement.
Service revenues derive primarily from pilot training, flight operations and flight management activities. Service revenues are recognized as the services are performed. Services provided pursuant to a contract are either recognized over the contract period or upon completion of the elements specified in the contract depending on the terms of the contract. Revenues related to the sales of fractional ownership interests in aircraft are recognized ratably over the term of the related management services agreement as the transfer of ownership interest in the aircraft is inseparable from the management services agreement.
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

Notes to Consolidated Financial Statements (Continued)
(1) Significant accounting policies and practices (Continued)
     (l) Deferred charges reinsurance assumed
The excess of estimated liabilities for claims and claim costs over the consideration received with respect to retroactive property and casualty reinsurance contracts that provide for indemnification of insurance risk is established as a deferred charge at inception of such contracts. The deferred charges are subsequently amortized using the interest method over the expected claim settlement periods. Changes to the expected timing and estimated amount of loss payments produce changes in the periodic amortization charge. Such changes in estimates are determined retrospectively and are included in insurance losses and loss adjustment expense in the period of the change. The periodic amortization charges are reflected in the accompanying Consolidated Statements of Earnings as losses and loss adjustment expenses.
     (m) Insurance premium acquisition costs
Costs that vary with and are related to the issuance of insurance policies are deferred, subject to ultimate recoverability, and are charged to underwriting expenses as the related premiums are earned. Acquisition costs consist of commissions, premium taxes, advertising and other underwriting costs. The recoverability of premium acquisition costs generally reflects anticipation of investment income. The unamortized balances of deferred premium acquisition costs are included in other assets and were $1,519 million and $1,432 million at December 31, 2007 and 2006, respectively.
     (n) Regulated utilities and energy businesses
Certain domestic energy subsidiaries prepare their financial statements in accordance with SFAS 71, reflecting economic effects deriving from the ability to recover certain costs from customers and the requirement to return revenues to customers in the future through the regulated rate-setting process. Accordingly, certain costs are deferred as regulatory assets and obligations are accrued as regulatory liabilities which will be amortized over various future periods. At December 31, 2007, the Consolidated Balance Sheet includes $1,503 million in regulatory assets and $1,629 million in regulatory liabilities. At December 31, 2006, the Consolidated Balance Sheet includes $1,827 million in regulatory assets and $1,839 million in regulatory liabilities. Regulatory assets and liabilities are components of other assets and other liabilities of utilities and energy businesses.
Management continually assesses whether the regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes, recent rate orders received by other regulated entities and the status of any pending or potential deregulation legislation. If future recovery of costs ceases to be probable, the amount no longer probable of recovery is charged to earnings.
     (p) Foreign currency
The accounts of foreign-based subsidiaries are measured in most instances using the local currency as the functional currency. Revenues and expenses of these businesses are generally translated into U.S. dollars at the average exchange rate for the period. Assets and liabilities are translated at the exchange rate as of the end of the reporting period. Gains or losses from translating the financial statements of foreign-based operations are included in shareholders’ equity as a component of accumulated other comprehensive income. Unrealized gains or losses associated with available-for-sale securities are included as a component of other comprehensive income. Gains and losses arising from other transactions denominated in a foreign currency are included in the Consolidated Statements of Earnings.
     (q) Income taxes
Berkshire and eligible subsidiaries currently file a consolidated Federal income tax return in the United States. In addition, Berkshire and subsidiaries also file income tax returns in state, local and foreign jurisdictions as applicable. Provisions for current income tax liabilities are calculated and accrued on income and expense amounts expected to be included in the income tax returns for the current year.
Deferred income taxes are calculated under the liability method. Deferred income tax assets and liabilities are based on differences between the financial statement and tax bases of assets and liabilities at the current enacted tax rates. Changes in deferred income tax assets and liabilities that are associated with components of other comprehensive income (primarily unrealized investment gains and losses) are charged or credited directly to other comprehensive income. Otherwise, changes in deferred income tax assets and liabilities are included as a component of income tax expense. Changes in deferred income tax assets and liabilities attributable to changes in enacted tax rates are charged or credited to income tax expense in the period of enactment. Valuation allowances have been established for certain deferred tax assets where realization is not likely.
Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions are judged to not meet the “more-likely-than-not” threshold based on the technical merits of the positions. Estimated interest and penalties related to uncertain tax positions are included as a component of income tax expense.
     (r) Accounting pronouncements adopted in 2007 and 2006
Berkshire adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”) as of January 1, 2007. Under FIN 48, a tax position taken is recognized if it is determined that the position will “more-likely-than-not” be sustained upon examination by a taxing authority. FIN 48 also establishes measurement guidance with respect to positions that have met the recognition threshold. See Note 13 for additional information.

(1) Significant accounting policies and practices (Continued)
     (r) Accounting pronouncements adopted in 2007 and 2006 (Continued)
Berkshire adopted FASB Staff Position No. AUG AIR-1 “Accounting for Planned Major Maintenance Activities” (“AUG AIR-1”) as of January 1, 2007. AUG AIR-1 prohibits the use of an accounting method where planned major maintenance costs are ratably recognized by accruing a liability in periods before the maintenance is performed. Upon adoption, Berkshire elected to use the direct expense method where maintenance costs are expensed as incurred. Previously, certain maintenance costs related to the fractional aircraft ownership business were accrued in advance. As of January 1, 2007, a cumulative effect of this accounting change of $52 million was recorded as an increase in retained earnings. Berkshire’s Consolidated Financial Statements for prior periods have not been restated because the net impact of retrospectively adopting AUG AIR-1 was not significant in each of the prior three years and in the aggregate.
Berkshire adopted FASB Staff Position No. FTB 85-4-1, “Accounting for Life Settlement Contracts by Third-Party Investors” (“FTB 85-4-1”) as of January 1, 2006. FTB 85-4-1 requires that investors in life settlement contracts account for such contracts using the investment method or the fair value method. Berkshire elected to use the investment method whereby the initial transaction price plus all subsequent direct external costs paid to keep the policy in force are capitalized. Death benefits received are applied against the capitalized costs and the difference is recorded in earnings. Previously, life settlement contracts were valued at the cash surrender value of the underlying insurance policy. Upon adoption, the cumulative effect of this accounting change of $180 million was recorded as an increase in retained earnings.
Berkshire adopted the recognition provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”) as of December 31, 2006. SFAS 158 requires recognition in the statement of financial position of the over-funded or under-funded status of a defined benefit postretirement plan and the recognition in accumulated other comprehensive income of the actuarial gains and losses and prior service costs and credits that arise during the period that are not recognized as components of net periodic benefit cost. Upon adoption, Berkshire recognized a charge to accumulated other comprehensive income of $303 million.
     (s) Accounting pronouncements to be adopted in the future
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value as the price received to transfer an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a framework for measuring fair value by creating a hierarchy for observable independent market inputs and unobservable market assumptions. SFAS 157 further expands disclosures about such fair value measurements. SFAS 157 is generally effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB delayed for one year the effective date of adoption with respect to certain non-financial assets and liabilities. Berkshire intends to defer the adoption of SFAS 157 with respect to certain non-financial assets and liabilities as permitted.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to elect to measure financial instruments and certain other items at fair value. Upon adoption of SFAS 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option can only be made at initial recognition of the asset or liability or upon a re-measurement event that gives rise to new-basis accounting. SFAS 159 is effective for fiscal years beginning after November 15, 2007.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R changes the accounting model for business combinations from a cost allocation standard to a standard that provides, with limited exception, for the recognition of all identifiable assets and liabilities of the business acquired at fair value, regardless of whether the acquirer acquires 100% or a lesser controlling interest of the business. SFAS 141R defines the acquisition date of a business acquisition as the date on which control is achieved (generally the closing date of the acquisition). SFAS 141R requires recognition of assets and liabilities arising from contractual contingencies and non-contractual contingencies meeting a “more-likely-than-not” threshold at fair value at the acquisition date. SFAS 141R also provides for the recognition of acquisition costs as expenses when incurred and for expanded disclosures. SFAS 141R is effective for business acquisitions with acquisition dates on or after January 1, 2009. Early adoption is prohibited.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for non-controlling interests in subsidiaries and for the deconsolidation of a subsidiary and also amends certain consolidation procedures for consistency with SFAS 141R. Under SFAS 160, non-controlling interests in consolidated subsidiaries (formerly known as “minority interests”) are reported in the consolidated statement of financial position as a separate component within shareholders’ equity. Net earnings and comprehensive income attributable to the controlling and non-controlling interests are to be shown separately in the consolidated statements of earnings and comprehensive income. Any changes in ownership interests of a non-controlling interest where the parent retains a controlling financial interest in the subsidiary are to be reported as equity transactions. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. When adopted, SFAS 160 is to be applied prospectively at the beginning of the year, except that the presentation and disclosure requirements are to be applied retrospectively for all periods presented.

Notes to Consolidated Financial Statements (Continued)
(1) Significant accounting policies and practices (Continued)
     (s) Accounting pronouncements to be adopted in the future (Continued)
Berkshire is continuing to evaluate the impact that these standards will have on its consolidated financial statements but currently does not anticipate that the adoption of these accounting pronouncements will have a material effect on its consolidated financial position.
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
     On February 28, 2006, Berkshire acquired Business Wire, a leading global distributor of corporate news, multimedia and regulatory filings. On March 21, 2006, PacifiCorp, a regulated electric utility providing service to customers in six Western states, was acquired for approximately $5.1 billion in cash. In conjunction with the acquisition of PacifiCorp, Berkshire acquired additional common stock of MidAmerican for $3.4 billion, which increased its ownership interest in MidAmerican from approximately 83% to approximately 88%. On May 19, 2006, Berkshire acquired 85% of Applied Underwriters, an industry leader in integrated workers’ compensation solutions. On July 5, 2006, Berkshire acquired 80% of the Iscar Metalworking Companies (“IMC”) for cash in a transaction that valued IMC at $5 billion. IMC, headquartered in Israel, is an industry leader in the metal cutting tools business. IMC provides a comprehensive range of tools for the full scope of metalworking applications. IMC’s products are manufactured through a global network of world-class, technologically advanced manufacturing facilities and are sold worldwide. On August 2, 2006, Berkshire acquired Russell Corporation, a leading branded athletic apparel and sporting goods company. Consideration paid for all businesses acquired in 2006 was approximately $10.1 billion.
     On March 30, 2007, Berkshire acquired TTI, Inc., a privately held electronic components distributor headquartered in Fort Worth, Texas. TTI, Inc. is a leading distributor specialist of passive, interconnect and electromechanical components. Effective April 1, 2007, Berkshire acquired the intimate apparel business of VF Corporation. During 2007, Berkshire also acquired several other relatively smaller businesses. Consideration paid for all businesses acquired in 2007 was approximately $1.6 billion.
     The results of operations for each of these businesses are included in Berkshire’s consolidated results from the effective date of each acquisition. The following table sets forth certain unaudited pro forma consolidated earnings data for 2006, as if each acquisition occurring during 2006 and 2007 was consummated on the same terms at the beginning of 2006. Pro forma consolidated revenues and net earnings for 2007 are not materially different from the amounts reported. Amounts are in millions, except earnings per share.

2006
Total revenues	$103,698
Net earnings	11,159
Earnings per equivalent Class A common share	7,238
     On December 25, 2007, Berkshire and Marmon Holdings, Inc (“Marmon”) announced that Berkshire had entered into an agreement to acquire 60% of Marmon, a private company owned by trusts for the benefit of members of the Pritzker Family of Chicago for $4.5 billion. The agreement also provides for Berkshire to acquire the remaining 40% through staged acquisitions over a five to six year period for consideration to be based on the future earnings of Marmon. The acquisition is subject to customary closing conditions, including regulatory approvals, and is expected to close in the first quarter of 2008.
     Marmon consists of 125 manufacturing and service businesses that operate independently within diverse business sectors. These sectors are Wire & Cable, serving energy related markets, residential and non-residential construction and other industries; Transportation Services & Engineered Products, including railroad tank cars and intermodal tank containers; Highway Technologies, primarily serving the heavy-duty highway transportation industry; Distribution Services for specialty pipe and tubing; Flow Products for the plumbing, HVAC/R, construction and industrial markets; Industrial Products including metal fasteners, safety products and metal fabrication; Construction Services, providing the leasing and operation of mobile cranes primarily to the energy, mining and petrochemical markets; Water Treatment equipment for residential, commercial and industrial applications; and Retail Services, providing store fixtures, food preparation equipment and related services. Marmon has approximately 20,000 employees and operates more than 250 manufacturing, distribution and service facilities, primarily in North America, Europe and China. Consolidated revenues in 2007 were approximately $7 billion.

(3) Loans and receivables
     Loans and receivables of insurance and other businesses are comprised of the following (in millions).

	2007	2006
Insurance premiums receivable	$4,215	$4,418
Reinsurance recoverables	3,171	2,961
Trade and other receivables	6,179	5,884
Allowances for uncollectible accounts	(408)	(382)

	$13,157	$12,881

     Loans and finance receivables of finance and financial products businesses are comprised of the following (in millions).

	2007	2006
Consumer installment loans and finance receivables	$11,506	$10,325
Commercial loans and finance receivables	1,003	1,336
Allowances for uncollectible loans	(150)	(163)

	$12,359	$11,498

     Allowances for uncollectible loans primarily relate to consumer installment loans. Provisions for consumer loan losses were $176 million in 2007 and $210 million in 2006. Loan charge-offs were $197 million in 2007 and $243 million in 2006. Consumer loan amounts are net of acquisition discounts of $452 million at December 31, 2007 and $484 million at December 31, 2006.
(4) Investments in fixed maturity securities
     Investments in securities with fixed maturities as of December 31, 2007 and 2006 are shown below (in millions).

	Amortized	Unrealized	Unrealized	Fair
2007	Cost	Gains	Losses *	Value
Insurance and other:
U.S. Treasury, U.S. government corporations and agencies	$3,487	$59	$—	$3,546
States, municipalities and political subdivisions	2,120	107	(3)	2,224
Foreign governments	9,529	76	(47)	9,558
Corporate bonds and redeemable preferred stocks	8,400	1,187	(48)	9,539
Mortgage-backed securities	3,597	62	(11)	3,648

	$27,133	$1,491	$(109)	$28,515

Finance and financial products:
Corporate bonds	$420	$63	$—	$483
Mortgage-backed securities	938	52	—	990

	$1,358	$115	$—	$1,473

Mortgage-backed securities, held-to-maturity	$1,583	$176	$(1)	$1,758

	Amortized	Unrealized	Unrealized	Fair
2006	Cost	Gains	Losses *	Value
Insurance and other:
U.S. Treasury, U.S. government corporations and agencies	$4,962	$12	$(14)	$4,960
States, municipalities and political subdivisions	2,967	71	(15)	3,023
Foreign governments	8,444	51	(79)	8,416
Corporate bonds and redeemable preferred stocks	5,468	1,467	(17)	6,918
Mortgage-backed securities	1,955	35	(7)	1,983

	$23,796	$1,636	$(132)	$25,300

Finance and financial products:
Corporate bonds	$305	$70	$—	$375
Mortgage-backed securities	1,134	32	(4)	1,162

	$1,439	$102	$(4)	$1,537

Mortgage-backed securities, held-to-maturity	$1,475	$153	$(1)	$1,627

*	Includes gross unrealized losses of $60 million at December 31, 2007 and $69 million at December 31, 2006 related to securities that have been in an unrealized loss position for 12 months or more.

Notes to Consolidated Financial Statements (Continued)
(4) Investments in fixed maturity securities (Continued)
     The amortized cost and estimated fair values of securities with fixed maturities at December 31, 2007 are summarized below by contractual maturity dates. Actual maturities will differ from contractual maturities because issuers of certain of the securities retain early call or prepayment rights. Amounts are in millions.

					Mortgage-backed
	Due 2008	Due 2009 – 2012	Due 2013 – 2017	Due after 2017	securities	Total
Amortized cost	$7,499	$10,496	$3,862	$2,099	$6,118	$30,074
Fair value	7,597	10,908	4,003	2,842	6,396	31,746
(5) Investments in equity securities
     Investments in equity securities are summarized below. Amounts are in millions.

	2007	2006
Cost	$44,695	$28,353
Gross unrealized gains	31,289	33,217
Gross unrealized losses *	(985)	(37)

Fair value	$74,999	$61,533

*	Gross unrealized losses at December 31, 2007 included $566 million related to individual purchases of securities in which Berkshire had gross unrealized gains of $3.2 billion in the same securities. Substantially all of the gross unrealized losses pertain to security positions that have been held for less than 12 months.
(6) Investment gains (losses)
     Investment gains (losses) are summarized below (in millions).

	2007	2006	2005
Fixed maturity securities —
Gross gains from sales and other disposals	$657	$279	$792
Gross losses from sales and other disposals	(35)	(9)	(23)
Equity securities —
Gross gains from sales and other disposals	4,880	1,562	5,612
Gross losses from sales	(7)	(44)	(6)
Losses from other-than-temporary impairments	—	(142)	(114)
Other	103	165	(65)

	$5,598	$1,811	$6,196

     Net gains (losses) are reflected in the Consolidated Statements of Earnings as follows.

Insurance and other	$5,405	$1,697	$5,728
Finance and financial products	193	114	468

	$5,598	$1,811	$6,196

(7) Goodwill
     A reconciliation of the change in the carrying value of goodwill for 2007 and 2006 is as follows (in millions).

	2007	2006
Balance at beginning of year	$32,238	$23,644
Goodwill of MidAmerican as of January 1, 2006	—	4,156
Acquisitions of businesses and other	624	4,438

Balance at end of year	$32,862	$32,238

     The MidAmerican goodwill represents the consolidation of Berkshire’s investment in MidAmerican as of January 1, 2006. The increase in goodwill from business acquisitions and other during 2006 primarily relates to the acquisitions of PacifiCorp and IMC.
(8) Inventories
     Inventories are comprised of the following (in millions):

	2007	2006
Raw materials	$897	$700
Work in process and other	479	402
Finished manufactured goods	1,781	1,817
Purchased goods	2,636	2,338

	$5,793	$5,257

(9) Property, plant and equipment
     Property, plant and equipment of insurance and other businesses is comprised of the following (in millions):

	Ranges of
	estimated useful life	2007	2006
Land	—	$607	$548
Buildings and improvements	3 – 40 years	3,611	3,203
Machinery and equipment	3 – 25 years	9,507	8,470
Furniture, fixtures and other	3 – 20 years	1,670	1,702

		15,395	13,923
Accumulated depreciation		(5,426)	(4,620)

		$9,969	$9,303

     Property, plant and equipment of utilities and energy businesses is comprised of the following (in millions):

	Ranges of
	estimated useful life	2007	2006
Utility generation, distribution and transmission system	5-85 years	$30,369	$27,687
Interstate pipeline assets	3-67 years	5,484	5,329
Independent power plants and other assets	3-30 years	1,330	1,770
Construction in progress	—	1,745	1,969

		38,928	36,755
Accumulated depreciation and amortization		(12,707)	(12,716)

		$26,221	$24,039

     The utility generation and distribution system and interstate pipeline assets are the regulated assets of public utility and natural gas pipeline subsidiaries. At December 31, 2007 and December 31, 2006, accumulated depreciation and amortization related to regulated assets was $12.3 billion and $11.9 billion, respectively. Substantially all of the construction in progress at December 31, 2007 and December 31, 2006 related to the construction of regulated assets.
(10) Derivatives
     A summary of the fair value and gross notional value of open derivative contracts of finance and financial products businesses follows. Amounts are in millions.

	2007			2006
			Notional			Notional
	Assets *	Liabilities	Value	Assets *	Liabilities	Value
Credit default obligations	$—	$1,838	$4,660	$—	$952	$2,510
Equity index options	—	4,610	35,043	—	2,436	21,155
Interest rate and foreign currency swaps	626	434	7,887	632	473	10,851
Other	123	55	2,301	69	99	5,477
Adjustment for counterparty netting	(50)	(50)		(77)	(77)

Derivative contract assets and liabilities	$699	$6,887		$624	$3,883

*	Included in other assets of finance and financial products businesses.
     Berkshire utilizes derivatives in order to manage certain economic business risks as well as to assume specified amounts of market risk from others. The contracts summarized in the preceding table, with limited exceptions, are not designated as hedges for financial reporting purposes. Changes in the fair values of derivative assets and derivative liabilities that do not qualify as hedges are reported in the Consolidated Statements of Earnings as derivative gains/losses. Master netting agreements are utilized to manage counterparty credit risk, where gains and losses are netted across other contracts with that counterparty.
     Under certain circumstances, Berkshire is contractually entitled to receive cash or securities from counterparties as collateral on derivative contract assets. At December 31, 2007, Berkshire held collateral with a fair value of $328 million to secure derivative contract assets. Under certain circumstances, including a downgrade of its credit rating below specified levels, Berkshire may be required to post collateral against derivative liabilities. However, Berkshire is not required to post collateral with respect to most of its long-dated credit default and equity index option contract liabilities. At December 31, 2007, Berkshire had posted no collateral with counterparties as security on contract liabilities.

Notes to Consolidated Financial Statements (Continued)
(10) Derivatives (Continued)
     Berkshire is also exposed to variations in the market prices of natural gas and electricity as a result of its regulated utility operations and uses derivative instruments, including forward purchases and sales, futures, swaps and options to manage these commodity price risks. Gains and losses under these contracts are either probable of recovery through rates and therefore are recorded as a regulatory net asset or liability or are accounted for as cash flow hedges and therefore are recorded as accumulated other comprehensive income.
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
     Supplemental data with respect to unpaid losses and loss adjustment expenses of property/casualty insurance subsidiaries is as follows (in millions).

	2007	2006	2005
Unpaid losses and loss adjustment expenses:
Gross liabilities at beginning of year	$47,612	$48,034	$45,219
Ceded losses and deferred charges at beginning of year	(4,833)	(5,200)	(5,132)

Net balance at beginning of year	42,779	42,834	40,087

Incurred losses recorded during the year:
Current accident year	22,488	13,680	15,839
Prior accident years	(1,478)	(612)	(357)

Total incurred losses	21,010	13,068	15,482

Payments during the year with respect to:
Current accident year	(6,594)	(5,510)	(5,514)
Prior accident years	(8,865)	(9,345)	(7,793)

Total payments	(15,459)	(14,855)	(13,307)

Unpaid losses and loss adjustment expenses:
Net balance at end of year	48,330	41,047	42,262
Ceded losses and deferred charges at end of year	7,126	4,833	5,200
Foreign currency translation adjustment	534	608	(728)
Acquisitions	12	1,124	1,300

Gross liabilities at end of year	$56,002	$47,612	$48,034

     Incurred losses “prior accident years” reflects the amount of estimation error charged or credited to earnings in each calendar year with respect to the liabilities established as of the beginning of that year. The beginning of the year net losses and loss adjustment expenses liability was reduced by $1,793 million in 2007, $1,071 million in 2006 and $743 million in 2005. In each year, the reductions in loss estimates for occurrences in prior years were primarily due to lower than expected frequencies and severities on reported and settled claims in the primary private passenger and commercial auto lines and lower than expected reinsurance losses in various property and casualty lines. Developed frequencies were generally more favorable than originally expected, particularly for liability coverages, and claim severity increases were generally less than originally estimated. In 2006, prior years’ loss estimates were reduced for certain casualty reinsurance claims as a result of lower than expected losses reported during the year. Accident year loss estimates are regularly adjusted to consider emerging loss development patterns of prior years losses, whether favorable or unfavorable.
     Prior accident years incurred losses also include amortization of deferred charges related to retroactive reinsurance contracts incepting prior to the beginning of the year. Amortization charges included in prior accident years’ losses were $213 million in 2007, $358 million in 2006 and $294 million in 2005. Certain workers’ compensation loss reserves are discounted. Net discounted liabilities at December 31, 2007 and 2006 were $2,436 million and $2,705 million, respectively, reflecting net discounts of $2,732 million and $2,793 million, respectively. Periodic accretions of these discounts are also a component of incurred prior accident years losses. The accretion of discounted liabilities related to prior years’ losses was approximately $102 million in 2007, $101 million in 2006 and $92 million in 2005.
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
     The liabilities for environmental, asbestos and latent injury claims and claims expenses net of reinsurance recoverables were approximately $11.2 billion at December 31, 2007 and $5.1 billion at December 31, 2006. These liabilities included approximately $9.7 billion at December 31, 2007 and $3.8 billion at December 31, 2006, of liabilities assumed under retroactive reinsurance contracts. The increase during 2007 is primarily as a result of the Equitas agreement (see following paragraphs). Liabilities arising from retroactive contracts with exposure to claims of this nature are generally subject to aggregate policy limits. Thus, Berkshire’s

(11) Unpaid losses and loss adjustment expenses (Continued)
exposure to environmental and latent injury claims under these contracts is, likewise, limited. Berkshire monitors evolving case law and its effect on environmental and latent injury claims. Changing government regulations, newly identified toxins, newly reported claims, new theories of liability, new contract interpretations and other factors could result in significant increases in these liabilities. Such development could be material to Berkshire’s results of operations. It is not possible to reliably estimate the amount of additional net loss or the range of net loss that is reasonably possible.
     In November 2006, the Berkshire Hathaway Reinsurance Group’s lead insurance entity, National Indemnity Company (“NICO”) and Equitas, a London based entity established to reinsure and manage the 1992 and prior years’ non-life insurance and reinsurance liabilities of the Names or Underwriters at Lloyd’s of London, entered into an agreement for NICO to initially provide up to $5.7 billion and potentially provide up to an additional $1.3 billion of reinsurance to Equitas in excess of its undiscounted loss and allocated loss adjustment expense reserves as of March 31, 2006. The transaction became effective on March 30, 2007. The agreement requires that NICO pay all claims and related costs that arise from the underlying insurance and reinsurance contracts of Equitas, subject to the aforementioned excess limit of indemnification. On the effective date, the aggregate limit of indemnification, which does not include unallocated loss adjustment expenses, was $13.8 billion. A significant amount of loss exposure associated with Equitas is related to asbestos, environmental and latent injury claims.
     NICO received substantially all of Equitas’ assets as consideration under the arrangement. The fair value of such consideration was $7.1 billion and included approximately $540 million in cash and miscellaneous receivables plus a combination of fixed maturity and equity securities which were delivered in April 2007. The cash and miscellaneous receivables received are included in the accompanying Consolidated Statement of Cash Flows for 2007 as components of operating cash flows. The investment securities received are reported as a non-cash investing activity.
     The Equitas agreement was accounted for as reinsurance in accordance with SFAS No. 113 “Accounting for short duration and long duration reinsurance contracts.” Accordingly, premiums earned of $7.1 billion and losses incurred of $7.1 billion are reflected in the Consolidated Statement of Earnings. Losses incurred consisted of an estimated liability for unpaid losses and loss adjustment expenses of $9.3 billion less an asset for unamortized deferred charges reinsurance assumed of $2.2 billion. The deferred charge asset is being amortized over the expected remaining loss settlement period using the interest method and the periodic amortization is being charged to earnings as a component of losses and loss adjustment expenses incurred.
(12) Notes payable and other borrowings
     Notes payable and other borrowings of Berkshire and its subsidiaries are summarized below. Amounts are in millions.

Insurance and other:	2007	2006
Issued by Berkshire due 2025-2033	$250	$894
Issued by subsidiaries and guaranteed by Berkshire:
Commercial paper and other short-term borrowings	1,192	1,355
Other debt due 2009-2035	240	240
Issued by subsidiaries and not guaranteed by Berkshire due 2008-2041	998	1,209

	$2,680	$3,698

     Notes payable and other borrowings issued by Berkshire includes several individual investment agreement borrowings under which Berkshire is required to periodically pay interest over the contract terms. Under certain conditions, principal amounts may be redeemed without premium prior to the contractual maturity date at the option of the counterparties. Commercial paper and other short-term borrowings are utilized by certain subsidiaries as part of normal business operations. Weighted average interest rates as of December 31, 2007 and 2006 were 4.6% and 5.4%, respectively.

Utilities and energy:	2007	2006
Issued by MidAmerican and its subsidiaries and not guaranteed by Berkshire:
MidAmerican senior unsecured debt due 2008-2037	$5,471	$4,479
Subsidiary and project debt due 2008-2037	13,227	12,014
Other	304	453

	$19,002	$16,946

     Subsidiary and project debt of utilities and energy businesses represents amounts issued by subsidiaries of MidAmerican pursuant to separate project financing agreements. All or substantially all of the assets of certain utility subsidiaries are or may be pledged or encumbered to support or otherwise provide security. These borrowing arrangements generally contain various covenants including, but not limited to, leverage ratios, interest coverage ratios and debt service coverage ratios. As of December 31, 2007, MidAmerican and its subsidiaries were in compliance with all applicable covenants. During 2007, MidAmerican issued $3.55 billion par amount of bonds and senior notes with maturities ranging from 2012 to 2037. The proceeds were used to repay existing debt or otherwise are intended to be used to repay debt maturing subsequent to December 31, 2007, to finance planned capital expenditures or for general corporate purposes. Berkshire has made a commitment until February 28, 2011 that allows MidAmerican to request up to $3.5 billion of capital to pay its debt obligations or to provide funding to its regulated subsidiaries.

Notes to Consolidated Financial Statements (Continued)
(12) Notes payable and other borrowings (Continued)

Finance and financial products:	2007	2006
Issued by Berkshire Hathaway Finance Corporation (“BHFC”) and guaranteed by Berkshire:
Notes due 2007	$—	$700
Notes due 2008	3,100	3,098
Notes due 2010	1,996	1,994
Notes due 2012-2015	3,790	3,039
Issued by other subsidiaries and guaranteed by Berkshire due 2008-2027	804	398
Issued by other subsidiaries and not guaranteed by Berkshire due 2008-2030	2,454	2,732

	$12,144	$11,961

     BHFC, a wholly-owned subsidiary of Berkshire, issued senior notes at various times in recent years. In the third quarter of 2007, BHFC issued $750 million par amount of senior notes due in 2012. BHFC issued $2 billion par amount of senior notes in January 2008, including $1.5 billion par amount of notes due in 2011 and $500 million par amount of notes due in 2013 and repaid maturing notes of $1.25 billion par amount. Borrowings by BHFC are used to provide financing for installment loans issued or acquired by subsidiaries of Clayton Homes. At December 31, 2007, debt issued by other finance subsidiaries and not guaranteed by Berkshire includes approximately $1.4 billion whereby all principal and interest collected under certain manufactured housing loan portfolios, together with any repurchased principal on such loans will be used to pay the principal and interest on these borrowings. During 2007, XTRA Finance Corporation, a wholly owned subsidiary, issued $400 million par amount of senior notes due 2017, which is included in other subsidiary borrowings guaranteed by Berkshire.
     Berkshire subsidiaries in the aggregate have approximately $4.8 billion of available unused lines of credit and commercial paper capacity to support their short-term borrowing programs and provide additional liquidity. Generally, Berkshire’s guarantee of a subsidiary’s debt obligation is an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all present and future payment obligations of the issuer.
     Principal payments expected during the next five years are as follows (in millions).

	2008	2009	2010	2011	2012
Insurance and other	$1,268	$298	$55	$12	$21
Utilities and energy	2,096	422	140	1,138	1,461
Finance and financial products	3,938	198	2,165	139	1,632

	$7,302	$918	$2,360	$1,289	$3,114

(13) Income taxes
     The liability for income taxes as of December 31, 2007 and 2006 as reflected in the accompanying Consolidated Balance Sheets is as follows (in millions).

	2007	2006
Payable currently	$(182)	$189
Deferred	18,156	18,271
Other	851	710

	$18,825	$19,170

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 are shown below (in millions).

	2007	2006
Deferred tax liabilities:
Investments – unrealized appreciation and cost basis differences	$13,501	$14,520
Deferred charges reinsurance assumed	1,395	687
Property, plant and equipment	4,890	4,775
Other	2,743	2,591

	22,529	22,573

Deferred tax assets:
Unpaid losses and loss adjustment expenses	(756)	(681)
Unearned premiums	(425)	(443)
Accrued liabilities	(1,259)	(1,335)
Other	(1,933)	(1,843)

	(4,373)	(4,302)

Net deferred tax liability	$18,156	$18,271

(13) Income taxes (Continued)
     Deferred income taxes have not been established with respect to undistributed earnings of certain foreign subsidiaries. Earnings expected to remain reinvested indefinitely were approximately $3,028 million as of December 31, 2007. Upon distribution as dividends or otherwise, such amounts would be subject to taxation in the United States as well as foreign countries. However, U.S. income tax liabilities could be offset, in whole or in part, by tax credits allowable from taxes paid to foreign jurisdictions. Determination of the potential net tax due is impracticable due to the complexities of hypothetical calculations involving uncertain timing and amounts of taxable income and the effects of multiple taxing jurisdictions.
     The Consolidated Statements of Earnings reflect charges for income taxes as shown below (in millions).

	2007	2006	2005
Federal	$5,740	$4,752	$3,736
State	234	153	129
Foreign	620	600	294

	$6,594	$5,505	$4,159

Current	$5,708	$5,030	$2,057
Deferred	886	475	2,102

	$6,594	$5,505	$4,159

     Charges for income taxes are reconciled to hypothetical amounts computed at the U.S. Federal statutory rate in the table shown below (in millions).

	2007	2006	2005
Earnings before income taxes	$20,161	$16,778	$12,791

Hypothetical amounts applicable to above computed at the Federal statutory rate	$7,056	$5,872	$4,477
Tax effects resulting from:
Tax-exempt interest income	(33)	(44)	(65)
Dividends received deduction	(306)	(224)	(133)
Net earnings of MidAmerican	—	—	(183)
State income taxes, less Federal income tax benefit	152	99	84
Foreign tax rate differences	(36)	(45)	56
Effect of income tax rate changes on deferred income taxes *	(90)	—	—
Other differences, net	(149)	(153)	(77)

Total income taxes	$6,594	$5,505	$4,159

*	Relates to adjustments made to deferred income tax assets and liabilities upon the enactment of reductions to corporate income tax rates in the United Kingdom and Germany.
     Berkshire and its subsidiaries’ U.S. Federal income tax returns are continuously under audit. Berkshire’s U.S. Federal income tax return liabilities have been settled with the Internal Revenue Service (“IRS”) through 1998. The IRS has completed its audits of 1999 through 2004 and has proposed adjustments to increase consolidated tax liabilities in 1999 through 2004 tax periods which remain unsettled. These proposed adjustments are predominantly related to timing of deductions of insurance subsidiaries and the examinations are currently in the IRS’ appeals process.
     Income tax returns of Berkshire subsidiaries are also under examination in numerous state, local and foreign jurisdictions. While it is reasonably possible that certain of the income tax examinations will be settled within the next twelve months, management believes the impact will be immaterial to the Consolidated Financial Statements.
     Berkshire adopted FIN 48 effective January 1, 2007 and had $857 million of net unrecognized tax benefits. The cumulative net effect of adopting FIN 48 was a reduction to retained earnings of $24 million. At December 31, 2007, net unrecognized tax benefits were $851 million which included $635 million that if recognized would have an impact on the effective tax rate. The remaining unrecognized benefits relate to positions for which ultimate recognition is highly certain but the timing of recognition is uncertain and for tax benefits related to acquired businesses that if recognized would not be reflected in income tax expense.
(14) Dividend restrictions – Insurance subsidiaries
     Payments of dividends by insurance subsidiaries are restricted by insurance statutes and regulations. Without prior regulatory approval, insurance subsidiaries may declare up to approximately $6.6 billion as ordinary dividends before the end of 2008.
     Combined shareholders’ equity of U.S. based property/casualty insurance subsidiaries determined pursuant to statutory accounting rules (Statutory Surplus as Regards Policyholders) was approximately $62 billion at December 31, 2007 and $59 billion at December 31, 2006.

Notes to Consolidated Financial Statements (Continued)
(14) Dividend restrictions – Insurance subsidiaries (Continued)
     Statutory surplus differs from the corresponding amount determined on the basis of GAAP. The major differences between statutory basis accounting and GAAP are that deferred charges reinsurance assumed, deferred policy acquisition costs, unrealized gains and losses on investments in fixed maturity securities and related deferred income taxes are recognized under GAAP but not for statutory reporting purposes. In addition, statutory accounting for goodwill of acquired businesses requires amortization of goodwill over 10 years, whereas under GAAP, goodwill is not amortized and is subject to periodic tests for impairment.
(15) Fair values of financial instruments
     The estimated fair values of Berkshire’s financial instruments as of December 31, 2007 and 2006 are as follows (in millions).

	Carrying Value		Fair Value
	2007	2006	2007	2006
Insurance and other:
Investments in fixed maturity securities	$28,515	$25,300	$28,515	$25,300
Investments in equity securities	74,999	61,533	74,999	61,533
Notes payable and other borrowings	2,680	3,698	2,709	3,815
Finance and financial products:
Investments in fixed maturity securities	3,056	3,012	3,231	3,164
Derivative contract assets (a)	699	624	699	624
Loans and finance receivables	12,359	11,498	12,612	11,862
Notes payable and other borrowings	12,144	11,961	12,317	11,787
Derivative contract liabilities	6,887	3,883	6,887	3,883
Utilities and energy:
Derivative contract assets (a)	397	484	397	484
Notes payable and other borrowings	19,002	16,946	19,834	17,789
Derivative contract liabilities (b)	765	889	765	889

(a)	Included in Other assets

(b)	Included in Accounts payable, accruals and other liabilities
     In determining fair value of financial instruments, Berkshire used quoted market prices when available. For instruments where quoted market prices were not available, independent pricing services or appraisals by Berkshire’s management were used. The pricing services and appraisals reflect the estimated present values of future expected cash flows utilizing current risk adjusted market rates of similar instruments. The carrying values of cash and cash equivalents, accounts receivable and accounts payable, accruals and other liabilities are deemed to be reasonable estimates of their fair values.
     Considerable judgment is required in interpreting market data used to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value.
(16) Common stock
     Changes in issued and outstanding Berkshire common stock during the three years ended December 31, 2007 are shown in the table below.

	Class A Common, $5 Par Value	Class B Common, $0.1667 Par Value
	(1,650,000 shares authorized)	(55,000,000 shares authorized)
	Shares Issued and	Shares Issued and
	Outstanding	Outstanding
Balance December 31, 2004	1,268,783	8,099,175
Conversions of Class A common stock to Class B common stock and other	(7,863)	294,908

Balance December 31, 2005	1,260,920	8,394,083
Conversions of Class A common stock to Class B common stock and other	(143,352)	4,358,348

Balance December 31, 2006	1,117,568	12,752,431
Issuance of shares on exercise of SQUARZ warrants	2,325	41,706
Conversions of Class A common stock to Class B common stock and other	(38,869)	1,205,943

Balance December 31, 2007	1,081,024	14,000,080

(16) Common stock (Continued)
     Each share of Class B common stock has dividend and distribution rights equal to one-thirtieth (1/30) of such rights of a Class A share. Accordingly, on an equivalent Class A common stock basis there are 1,547,693 shares outstanding as of December 31, 2007 and 1,542,649 shares as of December 31, 2006.
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
     During 2007, holders of SQUARZ securities exercised the warrant component of the securities and received Class A and Class B shares. In connection with these exercises, Berkshire received $333 million.
(17) Pension plans
     Several Berkshire subsidiaries individually sponsor defined benefit pension plans covering certain employees. Benefits under the plans are generally based on years of service and compensation, although benefits under certain plans are based on years of service and fixed benefit rates. The companies generally make contributions to the plans to meet regulatory requirements plus additional amounts as determined by management based on actuarial valuations.
     The components of net periodic pension expense for each of the three years ending December 31, 2007 are as follows (in millions).

	2007	2006	2005
Service cost	$202	$199	$113
Interest cost	439	390	190
Expected return on plan assets	(444)	(393)	(186)
Net gain/loss amortization, other	65	67	9

Net pension expense	$262	$263	$126

     The accumulated benefit obligation is the actuarial present value of benefits earned based on service and compensation prior to the valuation date. As of December 31, 2007 and 2006, the accumulated benefit obligation was $6,990 million and $7,056 million, respectively. The projected benefit obligation is the actuarial present value of benefits earned based upon service and compensation prior to the valuation date and includes assumptions regarding future compensation levels when benefits are based on those amounts. Information regarding the projected benefit obligations is shown in the table that follows (in millions).

	2007	2006
Projected benefit obligation, beginning of year	$7,926	$3,602
Service cost	202	199
Interest cost	439	390
Benefits paid	(476)	(370)
Consolidation of MidAmerican	—	2,237
Business acquisitions	—	1,519
Actuarial (gain) or loss and other	(408)	349

Projected benefit obligation, end of year	$7,683	$7,926

     Benefit obligations under qualified U.S. defined benefit plans are funded through assets held in trusts and are not included as assets in Berkshire’s Consolidated Financial Statements. Pension obligations under certain non-U.S. plans and non-qualified U.S. plans are unfunded. As of December 31, 2007, projected benefit obligations of non-qualified U.S. plans and non-U.S. plans which are not funded through assets held in trusts were $637 million. A reconciliation of the changes in plan assets and a summary of plan assets held as of December 31, 2007 and 2006 is presented in the table that follows (in millions).

	2007	2006
Plan assets at fair value, beginning of year	$6,792	$3,101
Employer contributions	262	228
Benefits paid	(476)	(370)
Actual return on plan assets	447	612
Consolidation of MidAmerican	—	2,238
Business acquisitions	—	967
Other and expenses	38	16

Plan assets at fair value, end of year	$7,063	$6,792

Cash and equivalents	$427	$818
U.S. Government obligations	186	554
Mortgage-backed securities	390	602
Corporate obligations	1,005	963
Equity securities	4,169	3,440
Other	886	415

	$7,063	$6,792

     Pension plan assets are generally invested with the long-term objective of earning sufficient amounts to cover expected benefit obligations, while assuming a prudent level of risk. There are no target investment allocation percentages with respect to individual or categories of investments. Allocations may change as a result of changing market conditions and investment opportunities. The expected rates of return on plan assets reflect Berkshire’s subjective assessment of expected invested asset returns over a period of several years. Berkshire generally does not give significant consideration to past investment returns when establishing assumptions for expected long-term rates of returns on plan assets. Actual experience will differ from the assumed rates.

Notes to Consolidated Financial Statements (Continued)
(17) Pension plans (Continued)
     The defined benefit plans expect to pay benefits to participants over the next ten years, reflecting expected future service as appropriate, as follows (in millions): 2008 — $418; 2009 — $415; 2010 — $419; 2011 — $435; 2012 — $459; and 2013 to 2017 — $2,594. Sponsoring subsidiaries expect to contribute $265 million to defined benefit pension plans in 2008.
     As of December 31, 2007 and 2006, the net funded status of the plans is summarized in the table that follows (in millions).

	2007	2006
Amounts recognized in the Consolidated Balance Sheets:
Other liabilities	$981	$1,398
Other assets	(361)	(264)

Amounts recognized	$620	$1,134

A reconciliation of amounts not yet recognized as components of net periodic benefit costs for the years ending December 31, 2007 and 2006 follows (in millions).

Net amount included in accumulated other comprehensive income, beginning of year	$(303)	$(392)
Amount included in net periodic pension expense	25	45
Gains and losses current period	114	322
Adoption of SFAS 158	—	(278)

Net amount included in accumulated other comprehensive income, end of year	$(164)	$(303)

Amount included in accumulated other comprehensive income as of December 31, 2007 and expected to be included in net periodic pension expense next year (in millions).	$22
     Weighted average interest rate assumptions used in determining projected benefit obligations were as follows. These rates are substantially the same as the weighted average rates used in determining the net periodic pension expense.

	2007	2006
Discount rate	6.1	5.7
Expected long-term rate of return on plan assets	6.9	6.9
Rate of compensation increase	4.4	4.4
     Several Berkshire subsidiaries also sponsor defined contribution retirement plans, such as 401(k) or profit sharing plans. Employee contributions to the plans are subject to regulatory limitations and the specific plan provisions. Several of the plans require that the subsidiary match these contributions up to levels specified in the plans and provide for additional discretionary contributions as determined by management. The total expenses related to employer contributions for these plans were $506 million, $498 million and $395 million for the years ended December 31, 2007, 2006 and 2005, respectively.
(18) Business segment data
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

(18) Business segment data (Continued)
     Other businesses not specifically identified with reportable business segments consist of a large, diverse group of manufacturing, service and retailing businesses.

Manufacturing	Acme Building Brands, Benjamin Moore, H.H. Brown Shoe Group, CTB, Fechheimer Brothers, Forest River, Fruit of the Loom, Garan, IMC, Johns Manville, Justin Brands, Larson-Juhl, MiTek, Richline, Russell and Scott Fetzer

Service	Buffalo News, Business Wire, FlightSafety, International Dairy Queen, Pampered Chef, NetJets and TTI

Retailing	Ben Bridge Jeweler, Borsheims, Helzberg Diamond Shops, Jordan’s Furniture, Nebraska Furniture Mart, See’s, Star Furniture and R.C. Willey
     A disaggregation of Berkshire’s consolidated data for each of the three most recent years is presented in the tables which follow on this and the following page. Amounts are in millions.

				Earnings (loss) before taxes
	Revenues			and minority interests
	2007	2006	2005	2007	2006	2005
Operating Businesses:
Insurance group:
Premiums earned:
GEICO	$11,806	$11,055	$10,101	$1,113	$1,314	$1,221
General Re	6,076	6,075	6,435	555	526	(334)
Berkshire Hathaway Reinsurance Group	11,902	4,976	3,963	1,427	1,658	(1,069)
Berkshire Hathaway Primary Group	1,999	1,858	1,498	279	340	235
Investment income	4,791	4,347	3,501	4,758	4,316	3,480

Total insurance group	36,574	28,311	25,498	8,132	8,154	3,533

Finance and financial products	5,119	5,124	4,559	1,006	1,157	822
McLane Company	28,079	25,693	24,074	232	229	217
MidAmerican	12,628	10,644	—	1,774	1,476	—
Shaw Industries	5,373	5,834	5,723	436	594	485
Other businesses	25,648	21,133	17,099	3,279	2,703	1,921

	113,421	96,739	76,953	14,859	14,313	6,978

Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	5,509	2,635	5,494	5,509	2,635	5,494
Equity in earnings of MidAmerican	—	—	—	—	—	523
Interest expense, not allocated to segments	—	—	—	(52)	(76)	(72)
Eliminations and other	(685)	(835)	(784)	(155)	(94)	(132)

	$118,245	$98,539	$81,663	$20,161	$16,778	$12,791

				Depreciation
	Capital expenditures *			of tangible assets
	2007	2006	2005	2007	2006	2005
Operating Businesses:
Insurance group	$52	$65	$60	$69	$64	$62
Finance and financial products	322	334	354	226	230	221
McLane Company	175	193	125	100	94	96
MidAmerican	3,513	2,423	—	1,157	949	—
Shaw Industries	144	189	209	144	134	113
Other businesses	1,167	1,367	1,447	711	595	490

	$5,373	$4,571	$2,195	$2,407	$2,066	$982

*	Excludes capital expenditures which were part of business acquisitions.

Notes to Consolidated Financial Statements (Continued)
(18) Business segment data (Continued)

	Goodwill		Identifiable assets
	at year-end		at year-end
	2007	2006	2007	2006
Operating Businesses:
Insurance group:
GEICO	$1,372	$1,370	$18,988	$18,544
General Re	13,532	13,532	32,571	31,114
Berkshire Hathaway Reinsurance and Primary Groups	546	465	95,379	85,972

Total insurance group	15,450	15,367	146,938	135,630

Finance and financial products	1,013	1,012	24,733	23,599
McLane Company	149	158	3,329	2,986
MidAmerican	5,543	5,548	33,645	30,942
Shaw Industries	2,339	2,228	2,922	2,776
Other businesses	8,368	7,925	20,579	17,571

	$32,862	$32,238	232,146	213,504

Reconciliation of segments to consolidated amount:
Corporate and other			8,152	2,695
Goodwill			32,862	32,238

			$273,160	$248,437

     Insurance premiums written by geographic region (based upon the domicile of the insured or reinsured) are summarized below. Dollars are in millions.

	Property/Casualty			Life/Health
	2007	2006	2005	2007	2006	2005
United States	$18,589	$19,195	$16,228	$1,092	$1,073	$1,147
Western Europe	9,641	2,576	2,643	706	628	578
All other	588	638	760	681	667	578

	$28,818	$22,409	$19,631	$2,479	$2,368	$2,303

     Insurance premiums written and earned in 2007 included $7.1 billion from a single reinsurance transaction with Equitas. See Note 11 for additional information. Amounts for Western Europe were primarily in the United Kingdom and Germany. Consolidated sales and service revenues in 2007, 2006 and 2005 were $58.2 billion, $51.8 billion and $46.1 billion, respectively. Over 90% of such amounts in each year were in the United States with the remainder primarily in Canada and Europe. In 2007, consolidated sales and service revenues included $10.5 billion of sales to Wal-Mart Stores, Inc. which were primarily related to McLane’s wholesale distribution business.
     Premiums written and earned by Berkshire’s property/casualty and life/health insurance businesses are summarized below. Dollars are in millions.

	Property/Casualty			Life/Health
	2007	2006	2005	2007	2006	2005
Premiums Written:
Direct	$16,056	$15,729	$13,582
Assumed	13,316	7,224	6,788	$2,579	$2,476	$2,400
Ceded	(554)	(544)	(739)	(100)	(108)	(97)

	$28,818	$22,409	$19,631	$2,479	$2,368	$2,303

Premiums Earned:
Direct	$16,076	$15,453	$13,287
Assumed	13,744	6,746	7,114	$2,564	$2,471	$2,387
Ceded	(499)	(599)	(699)	(102)	(107)	(92)

	$29,321	$21,600	$19,702	$2,462	$2,364	$2,295

(19) Contingencies and Commitments
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
     On February 25, 2008, Ronald Ferguson, General Re’s former Chief Executive Officer, Elizabeth Monrad, General Re’s former Chief Financial Officer, Christopher Garand, a former General Reinsurance Senior Vice President and Robert Graham, a former General Reinsurance Senior Vice President and Assistant General Counsel, were each convicted in a trial in the U.S. District Court for the District of Connecticut on charges of conspiracy, mail fraud, securities fraud and making false statements to the SEC in connection with the AIG Transaction. These individuals have the right to appeal their convictions. Each of these individuals, who had previously received a “Wells” notice in 2005 from the SEC, is also the subject of an SEC enforcement action for allegedly aiding and abetting AIG’s violations of the antifraud provisions and other provisions of the federal securities laws in connection with the AIG Transaction. The SEC case is presently stayed. Joseph Brandon, the Chief Executive Officer of General Re, also received a “Wells” notice from the SEC in 2005.
     Berkshire understands that the government is evaluating the actions of General Re and its subsidiaries, as well as those of their counterparties, to determine whether General Re or its subsidiaries conspired with others to misstate counterparty financial statements or aided and abetted such misstatements by the counterparties. Berkshire believes that government authorities are continuing to evaluate possible legal actions against General Re and its subsidiaries.
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
     Kolnische Ruckversicherungs-Gesellschaft AG (“Cologne Re”) has also cooperated fully with requests for information and orders to produce documents from the German Federal Financial Supervisory Authority (“BaFin”) regarding the activities of Cologne Re relating to “finite reinsurance” and regarding transactions between Cologne Re or its subsidiaries, including CRD, and certain counterparties. The BaFin has concluded its investigation of Cologne Re concerning these matters.
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

Notes to Consolidated Financial Statements (Continued)
(19) Contingencies and Commitments (Continued)
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
     All of these cases are collectively assigned to the U.S. District Court for the Western District of Tennessee for pretrial proceedings. General Reinsurance filed motions to dismiss all of the claims against it in these cases and, in June 2006, the court granted General Reinsurance’s motion to dismiss the complaints of the Virginia and Tennessee receivers. The court granted the Tennessee receiver leave to amend her complaint, and the Tennessee receiver filed her amended complaint on August 7, 2006. General Reinsurance has filed a motion to dismiss the amended complaint in its entirety and that motion was granted, with the court dismissing the claim based on an alleged violation of RICO with prejudice and dismissing the state law claims without prejudice. One of the other defendants filed a motion for the court to reconsider the dismissal of the state law claims, requesting that the court retain jurisdiction over them. That motion is pending.
     The Tennessee Receiver subsequently filed three Tennessee state court actions against General Reinsurance, essentially asserting the same state law claims that had been dismissed without prejudice by the Federal court. General Reinsurance removed those actions to Federal court, and the Tennessee Receiver filed a motion to remand to state court. That motion is the subject of briefing. General Reinsurance has filed a motion with the Judicial Panel on Multi-District Litigation to transfer the three Tennessee state court actions now pending in the Middle District of Tennessee to the U.S. District Court for the Western District of Tennessee.
     The Virginia receiver has moved for reconsideration of the dismissal and for leave to amend his complaint, which was opposed by General Reinsurance. The court affirmed its original ruling but has given the Virginia receiver leave to amend. In September 2006, the court also dismissed the complaint filed by the Missouri-based hospital group. The Missouri-based hospital group has filed a motion for reconsideration of the dismissal and for leave to file an amended complaint. General Reinsurance has filed its opposition to that motion and awaits a ruling by the court. The court has also not yet ruled on General Reinsurance’s motions to dismiss the complaints of the other plaintiffs. The parties have commenced discovery.
     General Reinsurance filed a Complaint and a motion in federal court to compel the Tennessee and Virginia receivers to arbitrate their claims against General Reinsurance. The receivers filed motions to dismiss the Complaint. These motions are pending.
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
     On July 27, 2005, General Reinsurance received a Summons and a Verified and Amended Shareholder Derivative Complaint in In re American International Group, Inc. Derivative Litigation, Case No. 04-CV-08406, United States District Court, Southern District of New York. The complaint, brought by several alleged shareholders of AIG, seeks damages, injunctive and declaratory relief against various officers and directors of AIG as well as a variety of individuals and entities with whom AIG did business, relating to a wide variety of allegedly wrongful practices by AIG. The allegations relating to General Reinsurance focus on the AIG Transaction, and the complaint purports to assert causes of action in connection with that transaction for aiding and abetting other defendants’ breaches of fiduciary duty and for unjust enrichment. The complaint does not specify the amount of damages or the

(19) Contingencies and Commitments (Continued)
nature of any other relief sought. Subsequently, the New York Derivative Litigation was stayed by stipulation between the plaintiffs and AIG. That stay remains in place.
     In August 2005, General Reinsurance received a Summons and First Amended Consolidated Shareholders’ Derivative Complaint in In re American International Group, Inc. Consolidated Derivative Litigation, Case No. 769-N, Delaware Chancery Court. In June 2007, AIG filed an Amended Complaint in the Delaware Derivative Litigation asserting claims against two of its former officers, but not against General Reinsurance. On September 28, 2007, AIG and the shareholder plaintiffs filed a Second Combined Amended Complaint, in which AIG asserted claims against certain of its former officers and the shareholder plaintiffs asserted claims against a number of other defendants, including General Reinsurance and General Re. The claims asserted in the Delaware complaint are substantially similar to those asserted in the New York derivative complaint, except that the Delaware complaint makes clear that the plaintiffs are asserting claims against both General Reinsurance and General Re. General Reinsurance and General Re filed a motion to dismiss on November 30, 2007. Various parties moved to stay discovery and/or all proceedings in the Delaware Derivative Litigation. At a hearing held on February 12, 2008, the Court ruled that discovery would be stayed pending the resolution of the claims asserted against AIG in the AIG Securities Litigation. The parties are currently formulating the text of a stipulation implementing the Court’s ruling and establishing a briefing schedule on the motions to dismiss.
     FAI/HIH Matter
     In December 2003, the Liquidators of both FAI Insurance Limited (“FAI”) and HIH Insurance Limited (“HIH”) advised GRA and Cologne Re that they intended to assert claims arising from insurance transactions GRA entered into with FAI in May and June 1998. In August 2004, the Liquidators filed claims in the Supreme Court of New South Wales in order to avoid the expiration of a statute of limitations for certain plaintiffs. The focus of the Liquidators’ allegations against GRA and Cologne Re are the 1998 transactions GRA entered into with FAI (which was acquired by HIH in 1999). The Liquidators contend, among other things, that GRA and Cologne Re engaged in deceptive conduct that assisted FAI in improperly accounting for such transactions as reinsurance, and that such deception led to HIH’s acquisition of FAI and caused various losses to FAI and HIH. The Liquidator of HIH served its Complaint on GRA and Cologne Re in June 2006 and discovery is ongoing. The FAI Liquidator dismissed his complaint against GRA and Cologne Re.
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
     c) Commitments
     Berkshire subsidiaries lease certain manufacturing, warehouse, retail and office facilities as well as certain equipment. Rent expense for all leases was $648 million in 2007, $578 million in 2006 and $432 million in 2005. Minimum rental payments for operating leases having initial or remaining non-cancelable terms in excess of one year are as follows. Amounts are in millions.

					After
2008	2009	2010	2011	2012	2012	Total
$541	$457	$351	$272	$214	$661	$2,496
     Several of Berkshire’s subsidiaries have made long-term commitments to purchase goods and services used in their businesses. The most significant of these relate to NetJets’ commitments to purchase up to 541 aircraft through 2015 and MidAmerican’s commitments to purchase coal, electricity and natural gas. Commitments under all such subsidiary arrangements are approximately $7.3 billion in 2008, $3.9 billion in 2009, $3.6 billion in 2010, $2.6 billion in 2011, $1.7 billion in 2012 and $6.9 billion after 2012.
     As of December 31, 2007 Berkshire is contractually obligated to acquire 60% of Marmon Holdings, Inc. (“Marmon”) for $4.5 billion in cash. Once the initial acquisition is completed, Berkshire will then become obligated to acquire the remaining minority shareholders’ interests (40%) in stages between 2011 and 2014. Based upon the initial purchase price, the cost to Berkshire of the minority shareholders’ interest would be $3.0 billion. However, the consideration payable for the minority shareholders’ interest is contingent upon future operating results of Marmon and the per share cost could be greater than or less than the initial per share price. (For additional information see Note 2).
     Berkshire is also obligated under certain conditions to acquire minority ownership interests of certain consolidated, but not wholly-owned subsidiaries, pursuant to the terms of certain shareholder agreements with the minority shareholders. The consideration payable for such interests is generally based on the fair value of the subsidiary. Were Berkshire to have acquired all such outstanding minority ownership interest holdings as of December 31, 2007, the cost to Berkshire would have been approximately $4 billion. However, the timing and the amount of any such future payments that might be required are contingent on future actions of the minority owners and future operating results of the related subsidiaries.

Notes to Consolidated Financial Statements (Continued)
(20) Supplemental cash flow information
     A summary of supplemental cash flow information for each of the three years ending December 31, 2007 is presented in the following table (in millions).

	2007	2006	2005
Cash paid during the year for:
Income taxes	$5,895	$4,959	$2,695
Interest of finance and financial products businesses	569	514	484
Interest of utilities and energy businesses	1,118	937	—
Interest of insurance and other businesses	182	195	149
Non-cash investing and financing activities:
Investments received in connection with the Equitas reinsurance transaction	6,529	—	—
Liabilities assumed in connection with acquisitions of businesses	612	12,727	2,163
Fixed maturity securities sold or redeemed offset by decrease in directly related repurchase agreements	599	460	4,693
Value of equity securities and warrants exchanged for other equity securities	258	—	5,877
(21) Quarterly data
     A summary of revenues and earnings by quarter for each of the last two years is presented in the following table. This information is unaudited. Dollars are in millions, except per share amounts.

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
2007
Revenues	$32,918	$27,347	$29,937	$28,043
Net earnings *	2,595	3,118	4,553	2,947
Net earnings per equivalent Class A common share	1,682	2,018	2,942	1,904

2006
Revenues	$22,763	$24,185	$25,360	$26,231
Net earnings *	2,313	2,347	2,772	3,583
Net earnings per equivalent Class A common share	1,501	1,522	1,797	2,323

*	Includes investment gains/losses, which, for any given period have no predictive value and variations in amount from period to period have no practical analytical value in view of the unrealized appreciation in Berkshire’s investment portfolio and includes derivative contract gains/losses, which may include significant amounts related to non-cash fair value changes to long-term contracts arising from short-term changes in equity prices, interest rate and foreign currency rates, among other factors. Derivative contract gains/losses therefore have little predictive value and minimal analytical value in relation to reported earnings. After-tax investment and derivative gains/losses for the periods presented above are as follows (in millions):

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
Investment and derivative gains/losses – 2007	$382	$608	$1,992	$597
Investment and derivative gains/losses – 2006	526	294	174	715

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None
Item 9 A. Controls and Procedures
     At the end of the period covered by this Annual Report on Form 10-K, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Chairman (Chief Executive Officer) and the Vice President-Treasurer (Chief Financial Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chairman (Chief Executive Officer) and the Vice President-Treasurer (Chief Financial Officer) concluded that the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic SEC filings. The report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to Management’s Report on Internal Control Over Financial Reporting, included on page 49 of this report. The attestation report called for by Item 308(b) of Regulation S-K is incorporated herein by reference to Report of Independent Registered Public Accounting Firm, included on page 50 of this report. There has been no change in the Corporation’s internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
Part III
     Except for the information set forth under the caption “Executive Officers of the Registrant” in Part I hereof, information required by this Part (Items 10, 11, 12, 13 and 14) is incorporated by reference from the Registrant’s definitive proxy statement, filed pursuant to Regulation 14A, for the Annual Meeting of Shareholders of the Registrant to be held on May 3, 2008, which meeting will involve the election of directors.
Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) 1. Financial Statements
The following Consolidated Financial Statements, as well as the Report of Independent Registered Public Accounting Firm, are included in Part II Item 8 of this report:
2.	Financial Statement Schedule

Report of Independent Registered Public Accounting Firm	79
Schedule I — Parent Company
Condensed Balance Sheets as of December 31, 2007 and 2006 and Condensed Statements of Earnings and Cash Flows for the years ended 2007, 2006 and 2005	80-81

Other schedules are omitted because they are not required, information therein is not applicable, or is reflected in the Consolidated Financial Statements or notes thereto.
(b) Exhibits
     See the “Exhibit Index” at page 82.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BERKSHIRE HATHAWAY INC.

Date: February 29, 2008	/s/ Marc D. Hamburg

Marc D. Hamburg
Vice President and
Principal Financial Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Warren E. Buffett	Chairman of the Board	February 29, 2008

Warren E. Buffett	of Directors — Chief Executive Officer	Date

/s/ Howard G. Buffett	Director	February 29, 2008

Howard G. Buffett		Date

/s/ Susan L. Decker	Director	February 29, 2008

Susan L. Decker		Date

/s/ William H. Gates III	Director	February 29, 2008

William H. Gates III		Date

/s/ David S. Gottesman	Director	February 29, 2008

David S. Gottesman		Date

/s/ Charlotte Guyman	Director	February 29, 2008

Charlotte Guyman		Date

/s/ Donald R. Keough	Director	February 29, 2008

Donald R. Keough		Date

/s/ Charles T. Munger	Vice Chairman of the Board of Directors	February 29, 2008

Charles T. Munger		Date

/s/ Thomas S. Murphy	Director	February 29, 2008

Thomas S. Murphy		Date

/s/ Ronald L. Olson	Director	February 29, 2008

Ronald L. Olson		Date

/s/ Walter Scott, Jr.	Director	February 29, 2008

Walter Scott, Jr.		Date

/s/ Marc D. Hamburg	Vice President - Principal Financial Officer	February 29, 2008

Marc D. Hamburg		Date

/s/ Daniel J. Jaksich	Controller	February 29, 2008

Daniel J. Jaksich		Date

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Berkshire Hathaway Inc.
Omaha, Nebraska
     We have audited the consolidated financial statements of Berkshire Hathaway Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, and the Company’s internal control over financial reporting as of December 31, 2007, and have issued our report thereon dated February 27, 2008 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the change in the Company’s accounting for uncertainty in income taxes in 2007 and pension and postretirement benefit plans in 2006); such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule listed in Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
DELOITTE & TOUCHE LLP
Omaha, Nebraska

February 29, 2008

BERKSHIRE HATHAWAY INC.
(Parent Company)
Condensed Financial Information
(Dollars in millions)
Schedule I
Balance Sheets

	December 31,
	2007	2006
Assets:
Cash and cash equivalents	$3,406	$1,691
Investments in and advances to/from consolidated subsidiaries	117,736	107,771
Other assets	7	10

	$121,149	$109,472

Liabilities and Shareholders’ Equity:
Accounts payable and accrued expenses	$2	$43
Income taxes	164	116
SQUARZ notes due 2007	—	334
Other borrowings	250	560

	416	1,053
Shareholders’ equity	120,733	108,419

	$121,149	$109,472

Statements of Earnings

	Year ended December 31,
	2007	2006	2005
Income items:
From consolidated subsidiaries:
Dividends	$2,335	$7,636	$774
Undistributed earnings	10,991	3,448	7,348

	13,326	11,084	8,122
Other income, principally interest	118	15	13

	13,444	11,099	8,135

Cost and expense items:
General and administrative	32	12	14
Interest to affiliates, net	105	53	68
Other interest	23	35	24
Income tax	71	(16)	(33)

	231	84	73

Equity in earnings of MidAmerican Energy Holdings Company	—	—	466

Net earnings	$13,213	$11,015	$8,528

See Note to Condensed Financial Information

BERKSHIRE HATHAWAY INC.
(Parent Company)
Condensed Financial Information
(Dollars in millions)
Schedule I (continued)
Statements of Cash Flows

	Year ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net earnings	$13,213	$11,015	$8,528
Adjustments to reconcile net earnings to cash flows from operating activities:
Undistributed earnings of subsidiaries and MidAmerican Energy Holdings Company	(10,991)	(3,448)	(7,823)
Income taxes payable	47	(137)	263
Other	3	53	—

Net cash flows from operating activities	2,272	7,483	968

Cash flows from investing activities:
Investments in and advances to subsidiaries	(354)	(6,396)	(1,103)
Redemptions by MidAmerican Energy Holdings Company	—	—	90

Net cash flows from investing activities	(354)	(6,396)	(1,013)

Cash flows from financing activities:
Proceeds from borrowings	5	47	302
Repayments of borrowings	(649)	(146)	(116)
Other	441	144	136

Net cash flows from financing activities	(203)	45	322

Increase in cash and cash equivalents	1,715	1,132	277
Cash and cash equivalents at beginning of year	1,691	559	282

Cash and cash equivalents at end of year	$3,406	$1,691	$559

Other cash flow information:
Income taxes paid	$5,096	$4,361	$2,365
Interest paid	27	31	23
Note to Condensed Financial Information
     In May 2007, the holders of outstanding SQUARZ securities issued in 2002 by Berkshire exercised the warrant component of the securities and received Class A and Class B shares. In connection with these exercises, Berkshire received $333 million. All outstanding SQUARZ notes were repaid in November 2007. Berkshire’s other borrowings at December 31, 2007 and 2006 included $250 million and $560 million, respectively, from investment agreements. Principal is payable under certain conditions at par prior to maturity. Principal outstanding as of December 31, 2007 is expected to be paid after 2012 based on the contractual maturity dates.
     Berkshire Hathaway Inc. has guaranteed certain debt obligations of its wholly owned subsidiaries. As of December 31, 2007, the unpaid balance of subsidiary debt guaranteed by Berkshire totaled approximately $11.1 billion. No other subsidiary of Berkshire has guaranteed the debt. Berkshire’s guarantee of subsidiary debt is an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all present and future payment obligations.
     Prior to 2006, Berkshire’s investment in MidAmerican Energy Holdings Company (“MidAmerican”) was accounted for under the equity method. Effective February 9, 2006, MidAmerican became a consolidated subsidiary of Berkshire upon Berkshire’s obtaining control upon the conversion of non-voting preferred stock into voting common stock of MidAmerican.

EXHIBIT INDEX
Exhibit No.
2	Agreement and Plan of Merger dated as of June 19, 1998 between Registrant and General Re Corporation.
Incorporated by reference to Annex I to Registration Statement No. 333-61129 filed on Form S-4.

3 (i)	Restated Certificate of Incorporation as Amended
Incorporated by reference to Exhibit 3 to Form 10-Q for the period ended June 30, 2005.

3 (ii)	By-Laws
Incorporated by reference to Exhibit 99.1 to Form 8-K filed on May 8, 2007.

4.1	Form of Indenture dated as of October 6, 2003, between Berkshire Hathaway Finance Corporation, Berkshire Hathaway Inc. and JP Morgan Trust Company (as successor trustee to Bank One Trust Company, N.A.)
Incorporated by reference to Exhibit 4.1 to Form 8-K of Berkshire Hathaway Inc. filed on October 8, 2003.

Other instruments defining the rights of holders of long-term debt of Registrant and its subsidiaries are not being filed since the total amount of securities authorized by all other such instruments does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis as of December 31, 2007. The Registrant hereby agrees to furnish to the Commission upon request a copy of any such debt instrument to which it is a party.

12	Statement of computation of ratio of earnings to fixed charges

14	Code of Ethics
Berkshire’s Code of Business Conduct and Ethics is posted on its Internet website at www.berkshirehathaway.com

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31	Rule 13a – 14(a)/15d-14(a) Certifications

32	Section 1350 Certifications