Form 10-Q
period 2008-03-31
BERKSHIRE HATHAWAY INC
filed 2008-05-02
CIK 1067983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Number of shares of common stock outstanding as of April 25, 2008:
Class A — 1,080,213
Class B — 14,059,262

FORM 10-Q	Q/E 3/31/08
BERKSHIRE HATHAWAY INC.

FORM 10-Q	Q/E 3/31/08
Part I Financial Information
Item 1. Financial Statements
BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(dollars in millions except per share amounts)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Insurance and Other:
Cash and cash equivalents	$31,102	$37,703
Investments:
Fixed maturity securities	31,775	28,515
Equity securities	72,554	74,999
Loans and receivables	15,505	13,157
Inventories	6,715	5,793
Property, plant and equipment and leased assets	16,221	9,969
Goodwill	26,941	26,306
Deferred charges reinsurance assumed	3,864	3,987
Other	9,470	7,797

	214,147	208,226

Utilities and Energy:
Cash and cash equivalents	2,187	1,178
Property, plant and equipment	26,555	26,221
Goodwill	5,588	5,543
Other	6,117	6,246

	40,447	39,188

Finance and Financial Products:
Cash and cash equivalents	2,277	5,448
Investments in fixed maturity securities	6,864	3,056
Loans and finance receivables	12,956	12,359
Goodwill	1,015	1,013
Other	3,341	3,870

	26,453	25,746

	$281,047	$273,160

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Losses and loss adjustment expenses	$56,442	$56,002
Unearned premiums	8,004	6,680
Life and health insurance benefits	3,933	3,804
Other policyholder liabilities	4,204	4,089
Accounts payable, accruals and other liabilities	10,985	10,672
Notes payable and other borrowings	3,730	2,680

	87,298	83,927

Utilities and Energy:
Accounts payable, accruals and other liabilities	6,122	6,043
Notes payable and other borrowings	19,640	19,002

	25,762	25,045

Finance and Financial Products:
Accounts payable, accruals and other liabilities	2,693	2,931
Derivative contract liabilities	9,471	6,887
Notes payable and other borrowings	12,807	12,144

	24,971	21,962

Income taxes, principally deferred	19,370	18,825

Total liabilities	157,401	149,759

Minority shareholders’ interests	4,274	2,668

Shareholders’ equity:
Common stock:
Class A, $5 par value; Class B, $0.1667 par value	8	8
Capital in excess of par value	27,100	26,952
Accumulated other comprehensive income	19,171	21,620
Retained earnings	73,093	72,153

Total shareholders’ equity	119,372	120,733

	$281,047	$273,160

See accompanying Notes to Interim Consolidated Financial Statements

FORM 10-Q	Q/E 3/31/08
BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in millions except per share amounts)

	First Quarter
	2008	2007
	(Unaudited)
Revenues:
Insurance and Other:
Insurance premiums earned	$6,209	$13,514
Sales and service revenues	14,760	13,223
Interest, dividend and other investment income	1,184	1,120
Investment gains/losses	115	442

	22,268	28,299

Utilities and Energy:
Operating revenues	3,356	3,224
Other	38	49

	3,394	3,273

Finance and Financial Products:
Interest income	438	421
Investment gains/losses	—	1
Derivative gains/losses	(1,641)	143
Other	716	781

	(487)	1,346

	25,175	32,918

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	4,040	10,859
Life and health insurance benefits	490	435
Insurance underwriting expenses	1,397	1,293
Cost of sales and services	12,108	10,865
Selling, general and administrative expenses	1,860	1,641
Interest expense	33	43

	19,928	25,136

Utilities and Energy:
Cost of sales and operating expenses	2,584	2,488
Interest expense	294	272

	2,878	2,760

Finance and Financial Products:
Interest expense	149	148
Other	767	802

	916	950

	23,722	28,846

Earnings before income taxes and minority interests	1,453	4,072
Income taxes	408	1,388
Minority shareholders’ interests	105	89

Net earnings	$940	$2,595

Average common shares outstanding *	1,548,395	1,542,809

Net earnings per common share *	$607	$1,682

*	Average shares outstanding include average Class A common shares and average Class B common shares determined on an equivalent Class A common stock basis. Net earnings per share shown above represents net earnings per equivalent Class A common share. Net earnings per Class B common share is equal to one-thirtieth (1/30) of such amount.
See accompanying Notes to Interim Consolidated Financial Statements

FORM 10-Q	Q/E 3/31/08
BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	First Quarter
	2008	2007
	(Unaudited)
Net cash flows from operating activities	$3,353	$4,625

Cash flows from investing activities:
Purchases of fixed maturity securities	(10,511)	(1,476)
Purchases of equity securities	(1,537)	(5,310)
Sales of securities with fixed maturities	1,566	891
Redemptions and maturities of securities with fixed maturities	2,548	4,713
Sales of equity securities	104	401
Purchases of loans and finance receivables	(653)	(157)
Principal collections on loans and finance receivables	174	190
Acquisitions of businesses, net of cash acquired	(4,873)	(870)
Purchases of property, plant and equipment	(1,041)	(1,228)
Other	881	98

Net cash flows from investing activities	(13,342)	(2,748)

Cash flows from financing activities:
Proceeds from borrowings of finance businesses	2,068	400
Proceeds from borrowings of utilities and energy businesses	1,046	751
Proceeds from other borrowings	58	29
Repayments of borrowings of finance businesses	(1,357)	(66)
Repayments of borrowings of utilities and energy businesses	(399)	(38)
Repayments of other borrowings	(88)	(512)
Change in short term borrowings	(155)	(178)
Other	32	26

Net cash flows from financing activities	1,205	412

Effect of foreign currency exchange rate changes	21	(5)

Increase (decrease) in cash and cash equivalents	(8,763)	2,284
Cash and cash equivalents at beginning of year *	44,329	43,743

Cash and cash equivalents at end of first quarter *	$35,566	$46,027

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$201	$258
Interest of finance and financial products businesses	145	147
Interest of utilities and energy businesses	295	243
Interest of insurance and other businesses	37	52
Non-cash investing activity:
Liabilities assumed in connection with acquisitions of businesses	3,848	56

*	Cash and cash equivalents are comprised of the following:

Beginning of year —
Insurance and Other	$37,703	$37,977
Utilities and Energy	1,178	343
Finance and Financial Products	5,448	5,423

	$44,329	$43,743

End of first quarter —
Insurance and Other	$31,102	$39,580
Utilities and Energy	2,187	950
Finance and Financial Products	2,277	5,497

	$35,566	$46,027

See accompanying Notes to Interim Consolidated Financial Statements

FORM 10-Q	Q/E 3/31/08
BERKSHIRE HATHAWAY INC.
and Subsidiaries
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
Note 1. General
     The accompanying unaudited Consolidated Financial Statements include the accounts of Berkshire Hathaway Inc. (“Berkshire” or “Company”) consolidated with the accounts of all its subsidiaries and affiliates in which Berkshire holds a controlling financial interest as of the financial statement date. Reference is made to Berkshire’s most recently issued Annual Report on Form 10-K (“Annual Report”) that included information necessary or useful to understanding Berkshire’s businesses and financial statement presentations. In particular, Berkshire’s significant accounting policies and practices were presented as Note 1 to the Consolidated Financial Statements included in the Annual Report. Certain amounts in 2007 have been reclassified to conform with the current year presentation. Financial information in this Report reflects any adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to a fair statement of results for the interim periods in accordance with accounting principles generally accepted in the United States (“GAAP”).
     For a number of reasons, Berkshire’s results for interim periods are not normally indicative of results to be expected for the year. The timing and magnitude of catastrophe losses incurred by insurance subsidiaries and the estimation error inherent to the process of determining liabilities for unpaid losses of insurance subsidiaries can be relatively more significant to results of interim periods than to results for a full year. Investment gains/losses are recorded when investments are sold, other-than-temporarily impaired or in instances as required under GAAP, when investments are marked-to-market. Variations in the amounts and timing of investment gains/losses can cause significant variations in periodic net earnings. In addition, changes in the fair value of derivative assets/liabilities associated with derivative contracts that do not qualify for hedge accounting treatment can cause significant variations in periodic net earnings.
Note 2. Business acquisitions
     Berkshire’s long-held acquisition strategy is to purchase businesses with consistent earnings, good returns on equity, able and honest management and at sensible prices. On March 30, 2007, Berkshire acquired TTI, Inc., a privately held electronic components distributor headquartered in Fort Worth, Texas. TTI, Inc. is a leading distributor of passive, interconnect and electromechanical components. Effective April 1, 2007, Berkshire acquired the intimate apparel business of VF Corporation. During 2007, Berkshire also acquired other relatively smaller businesses. Consideration paid for all businesses acquired in 2007 was approximately $1.6 billion.
     On March 18, 2008, Berkshire acquired 60% of Marmon Holdings, Inc. (“Marmon”), a private company owned by trusts for the benefit of members of the Pritzker Family of Chicago for $4.5 billion. In April 2008, Berkshire acquired an additional 4.4% interest in Marmon for $329 million. In addition, under the terms of the purchase agreement, Berkshire will acquire the remaining 35.6% through staged acquisitions over a five to six year period for consideration to be based on the future earnings of Marmon.
     Marmon consists of 125 manufacturing and service businesses that operate independently within diverse business sectors. These sectors are Wire & Cable, serving energy related markets, residential and non-residential construction and other industries; Transportation Services & Engineered Products, including railroad tank cars and intermodal tank containers; Highway Technologies, primarily serving the heavy-duty highway transportation industry; Distribution Services for specialty pipe and steel tubing; Flow Products, producing a variety of metal products and materials for the plumbing, HVAC/R, construction and industrial markets; Industrial Products, including metal fasteners, safety products and metal fabrication; Construction Services, providing the leasing and operation of mobile cranes primarily to the energy, mining and petrochemical markets; Water Treatment equipment for residential, commercial and industrial applications; and Retail Services, providing store fixtures, food preparation equipment and related services. Marmon has approximately 20,000 employees and operates more than 250 manufacturing, distribution and service facilities, primarily in North America, Europe and China. Consolidated revenues in 2007 were approximately $7 billion.
     A preliminary purchase price allocation related to the Marmon acquisition is summarized below (in millions).

Assets:
Cash and cash equivalents	$217
Accounts receivable	970
Inventories	841
Property, plant and equipment and leased assets	6,195
Other, primarily goodwill and intangible assets	1,822

$10,045

Liabilities and net assets:
Accounts payable, accruals and other liabilities	$1,025
Notes payable and other borrowings	1,071
Income taxes, principally deferred	1,737
Minority shareholders’ interest	1,712
Net assets acquired	4,500

$10,045

FORM 10-Q	Q/E 3/31/08
Notes To Interim Consolidated Financial Statements (Continued)
Note 2. Business acquisitions (Continued)
     The results of operations for each of the businesses acquired are included in Berkshire’s consolidated results from the effective date of each acquisition. The following table sets forth certain unaudited pro forma consolidated earnings data for the first three months of 2008 and 2007, as if each acquisition was consummated on the same terms at the beginning of each year. Amounts are in millions, except earnings per share.

	2008	2007
Total revenues	$26,587	$35,259
Net earnings	930	2,596
Earnings per equivalent Class A common share	601	1,683
Note 3. Investments in fixed maturity securities
     Data with respect to investments in fixed maturity securities follows (in millions).

	Insurance and other			Finance and financial products
	Mar. 31, 2008		Dec. 31, 2007	Mar. 31, 2008		Dec. 31, 2007
Amortized cost	$30,302		$27,133	$5,136		$1,358
Gross unrealized gains	1,594		1,491	120		115
Gross unrealized losses	(121)		(109)	—		—

Fair value	$31,775	*	$28,515	$5,256	**	$1,473

*	Includes $2.9 billion in Federal Home Loan Bank discount notes that when purchased had maturity dates of more than three months but no greater than six months.

**	Includes $3.8 billion of investment grade auction rate securities and variable rate demand notes issued by various states, municipalities and political subdivisions. The interest rates on these instruments are variable and are periodically reset at up to 35 day intervals.
     Certain other fixed maturity investments of finance businesses are classified as held-to-maturity, which are carried at amortized cost. The carrying value and fair value of these investments totaled $1,608 million and $1,791 million at March 31, 2008, respectively. At December 31, 2007, the carrying value and fair value of held-to-maturity securities totaled $1,583 million and $1,758 million, respectively. Unrealized losses at March 31, 2008 and December 31, 2007 included $34 million and $60 million, respectively, related to securities that have been in an unrealized loss position for 12 months or more. Berkshire has the ability and intent to hold these securities until fair value recovers.
Note 4. Investments in equity securities
     Data with respect to investments in equity securities are shown in the tabulation below (in millions).

	March 31,	December 31,
	2008	2007
Total cost	$46,329	$44,695
Gross unrealized gains	28,101	31,289
Gross unrealized losses *	(1,876)	(985)

Total fair value	$72,554	$74,999

*	Gross unrealized losses at March 31, 2008 and December 31, 2007 included $749 million and $566 million, respectively, related to individual purchases of securities in which Berkshire had gross unrealized gains of $3.5 billion at March 31, 2008 and $3.2 billion at December 31, 2007 in the same securities. Substantially all of the gross unrealized losses pertain to security positions that have been held for less than 12 months. Berkshire has the ability and intent to hold these securities until fair value recovers.
Note 5. Derivative contracts of finance and financial products businesses
     Berkshire utilizes derivatives in order to manage certain economic business risks as well as to assume specified amounts of market risk from others. The contracts summarized in the following table, with limited exceptions, are not designated as hedges for financial reporting purposes. Changes in the fair values of derivative assets and derivative liabilities that do not qualify as hedges are reported in the Consolidated Statements of Earnings as derivative gains/losses. Master netting agreements are utilized to manage counterparty credit risk, where gains and losses are netted across other contracts with that counterparty.
     Under certain circumstances, including a downgrade of its credit rating below specified levels, Berkshire may be required to post collateral against derivative contract liabilities. However, Berkshire is not required to post collateral with respect to most of its long-dated credit default and equity index put option contracts. At March 31, 2008 and December 31, 2007, Berkshire had posted no collateral with counterparties as security on derivative contract liabilities.

FORM 10-Q	Q/E 3/31/08
Notes To Interim Consolidated Financial Statements (Continued)
Note 5. Derivative contracts of finance and financial products businesses (Continued)
     A summary of the fair value and gross notional value of open derivative contracts of finance and financial products businesses follows. Amounts are in millions.

	March 31, 2008			December 31, 2007
			Notional			Notional
	Assets *	Liabilities	Value	Assets *	Liabilities	Value
Credit default obligations	$7	$2,505	$8,487	$—	$1,838	$4,660
Equity index put options	—	6,171	40,088	—	4,610	35,043
Other	629	795		749	489
Adjustment for counterparty netting	(304)	—		(50)	(50)

Derivative contract assets and liabilities	$332	$9,471		$699	$6,887

*	Included in other assets of finance and financial products businesses.
Note 6. Fair value measurements
     Effective January 1, 2008, Berkshire adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) with respect to fair value measurements of financial assets and liabilities. Under SFAS 157, fair value is the price to sell an asset or transfer a liability between market participants as of the measurement date. Fair value measurements assume the asset or liability is exchanged in an orderly manner; the exchange is in the principal market for that asset or liability (or in the most advantageous market when no principal market exists); and the market participants are independent, knowledgeable, able and willing to transact an exchange. SFAS 157 also clarifies that the reporting entity’s nonperformance risk (credit risk) should be considered in valuing liabilities.
     SFAS 157 establishes a framework for measuring fair value by creating a hierarchy for observable independent market inputs and unobservable market assumptions and expands disclosures about fair value measurements. Considerable judgment is required in interpreting market data used to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value.
     Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2008 are summarized in the following table by the type of inputs applicable to the fair value measurements (in millions).

		Quoted	Significant Other	Significant
	Total	Prices	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets
Insurance and other:
Investments in fixed maturity securities	$31,775	$6,092	$25,448	$235
Investments in equity securities	72,554	72,129	110	315
Finance and financial products:
Investments in fixed maturity securities	$7,047	$36	$6,862	$149
Other	332	—	298	34

Liabilities
Finance and financial products:
Derivative contract liabilities	$9,471	$—	$461	$9,010
     A description of the inputs used in the valuation of assets and liabilities reflected in the preceding table follows:
Level 1 – Inputs represent unadjusted quoted prices for identical assets or liabilities exchanged in active markets.
Level 2 – Inputs include directly or indirectly observable inputs other than Level 1 inputs such as quoted prices for similar assets or liabilities exchanged in active or inactive markets; quoted prices for identical assets or liabilities exchanged in inactive markets; other inputs that are considered in fair value determinations of the assets or liabilities, such as interest rates and yield curves that are observable at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks and default rates; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

FORM 10-Q	Q/E 3/31/08
Notes To Interim Consolidated Financial Statements (Continued)
Note 6. Fair value measurements (Continued)
Level 3 – Inputs are unobservable inputs that are used in the measurement of assets and liabilities. Management is required to use its own assumptions regarding unobservable inputs because there is little, if any, market activity in the asset or liability or related observable inputs that can be corroborated at the measurement date. Measurements of non-exchange traded derivative contract assets and liabilities are primarily based on valuation models, discounted cash flow models or other valuation techniques that are believed to be used by market participants. Unobservable inputs require management to make certain projections and assumptions about the information that would be used by market participants in pricing an asset or liability.
     A reconciliation of assets and liabilities measured at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) from January 1, 2008 to March 31, 2008 follows (in millions).

	Insurance and other		Finance and financial products
	Investments		Investments
	in fixed	Investments	in fixed		Derivative
	maturity	in equity	maturity	Other	contract
	securities	securities	securities	assets	liabilities
Balance at January 1, 2008	$239	$356	$154	$39	$(6,487)
Gains (losses) included in:
Earnings *	10	—	—	(5)	(1,662)
Other comprehensive income	(5)	(41)	(5)	—	—
Purchases, issuances and settlements	(13)	—	—	—	(861)
Transfers into (out of) Level 3	4	—	—	—	—

Balance at March 31, 2008	$235	$315	$149	$34	$(9,010)

*	Gains and losses related to changes in valuations are included in the Consolidated Statements of Earnings as a component of investment gains/losses or derivative gains/losses, as appropriate. Substantially all of the losses included in earnings were unrealized losses related to liabilities outstanding as of March 31, 2008.
     Effective January 1, 2008, Berkshire adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” which permits entities to elect to measure eligible items at fair value at specified dates. Berkshire did not elect the fair value option for any eligible items.
Note 7. Loans and receivables
     Receivables of insurance and other businesses are comprised of the following (in millions).

	March 31,	December 31,
	2008	2007
Insurance premiums receivable	$5,162	$4,215
Reinsurance recoverables	3,269	3,171
Trade and other receivables	7,466	6,127
Allowances for uncollectible accounts	(392)	(356)

	$15,505	$13,157

     Loans and finance receivables of finance and financial products businesses are comprised of the following (in millions).

	March 31,	December 31,
	2008	2007
Consumer installment loans and finance receivables	$12,103	$11,506
Commercial loans and finance receivables	1,009	1,003
Allowances for uncollectible loans	(156)	(150)

	$12,956	$12,359

FORM 10-Q	Q/E 3/31/08
Notes To Interim Consolidated Financial Statements (Continued)
Note 8. Property, plant and equipment of utilities and energy businesses
     Property, plant and equipment of the utilities and energy businesses are summarized as follows (in millions).

	Ranges of	March 31,	December 31,
	estimated useful life	2008	2007
Utility generation, distribution and transmission system	5-85 years	$30,872	$30,369
Interstate pipeline assets	3-67 years	5,462	5,484
Independent power plants and other assets	3-30 years	1,339	1,330
Construction in progress	—	1,756	1,745

		39,429	38,928
Accumulated depreciation and amortization		(12,874)	(12,707)

		$26,555	$26,221

     The utility generation, distribution and transmission system and interstate pipeline assets are the regulated assets of public utility and natural gas pipeline subsidiaries. At March 31, 2008 and December 31, 2007, accumulated depreciation and amortization related to regulated assets totaled $12.4 billion and $12.3 billion, respectively. Substantially all of the construction in progress at March 31, 2008 and December 31, 2007 relate to the construction of regulated assets.
Note 9. Inventories
     Inventories are comprised of the following (in millions).

	March 31,	December 31,
	2008	2007
Raw materials	$1,143	$897
Work in process and other	691	479
Finished manufactured goods	2,422	1,781
Purchased goods	2,459	2,636

	$6,715	$5,793

Note 10. Income taxes, principally deferred
     The liability for income taxes as of March 31, 2008 and December 31, 2007 as reflected in the accompanying Consolidated Balance Sheets is as follows (in millions).

	March 31,	December 31,
	2008	2007
Payable currently	$670	$(182)
Deferred	17,986	18,156
Other	714	851

	$19,370	$18,825

Note 11. Notes payable and other borrowings
     Notes payable and other borrowings of Berkshire and its subsidiaries are summarized below (in millions).

	March 31,	December 31,
	2008	2007
Insurance and other:
Issued or guaranteed by Berkshire	$1,691	$1,682
Issued by subsidiaries and not guaranteed by Berkshire	2,039	998

	$3,730	$2,680

     As of March 31, 2008, notes payable and other borrowings issued by subsidiaries included $1.1 billion of Marmon borrowings (See Note 2).

	March 31,	December 31,
	2008	2007
Utilities and energy:
Issued by MidAmerican and its subsidiaries and not guaranteed by Berkshire:
MidAmerican senior unsecured debt	$6,120	$5,471
Subsidiary and project debt	13,215	13,227
Other	305	304

	$19,640	$19,002

FORM 10-Q	Q/E 3/31/08
Notes To Interim Consolidated Financial Statements (Continued)
Note 11. Notes payable and other borrowings (Continued)
     Subsidiary and project debt of utilities and energy businesses represents amounts issued by subsidiaries of MidAmerican pursuant to separate project financing agreements. All or substantially all of the assets of certain utility subsidiaries are or may be pledged or encumbered to support or otherwise secure the debt. These borrowing arrangements generally contain various covenants including, but not limited to, leverage ratios, interest coverage ratios and debt service coverage ratios. As of March 31, 2008, MidAmerican and its subsidiaries were in compliance with all applicable covenants. During the first quarter of 2008, MidAmerican and its subsidiaries issued $1.0 billion of notes maturing in 2018 and repaid debt of $399 million. An additional $1.57 billion of debt is scheduled to mature over the remainder of 2008.

	March 31,	December 31,
	2008	2007
Finance and financial products:
Issued by Berkshire Hathaway Finance Corporation (“BHFC”) and guaranteed by Berkshire	$9,635	$8,886
Issued by other subsidiaries and guaranteed by Berkshire	779	804
Issued by other subsidiaries and not guaranteed by Berkshire	2,393	2,454

	$12,807	$12,144

     In January 2008, BHFC issued $2 billion of senior notes including $1.5 billion of notes due in 2011 and $500 million of notes due in 2013 and repaid $1.25 billion of maturing notes. An additional $1.85 billion of BHFC notes are scheduled to mature over the remainder of 2008. Borrowings by BHFC are used to provide financing for consumer installment loans.
Note 12. Common stock
     The following table summarizes Berkshire’s common stock activity during the first quarter of 2008.

	Class A common stock	Class B common stock
	(1,650,000 shares authorized)	(55,000,000 shares authorized)
	Issued and Outstanding	Issued and Outstanding
Balance at December 31, 2007	1,081,024	14,000,080
Common stock issued	955	5,520
Conversions of Class A common stock to Class B common stock	(1,222)	36,660

Balance at March 31, 2008	1,080,757	14,042,260

     Each share of Class A common stock is convertible, at the option of the holder, into thirty shares of Class B common stock. Class B common stock is not convertible into Class A common stock. Class B common stock has economic rights equal to one-thirtieth (1/30) of the economic rights of Class A common stock. Accordingly, on an equivalent Class A common stock basis, there are 1,548,832 shares outstanding at March 31, 2008 and 1,547,693 shares outstanding at December 31, 2007. Each Class A common share is entitled to one vote per share. Each Class B common share possesses the voting rights of one-two-hundredth (1/200) of the voting rights of a Class A share. Class A and Class B common shares vote together as a single class. In January 2008, Berkshire issued 955 shares of Class A common stock to acquire certain minority shareholder interests in MidAmerican.
Note 13. Comprehensive income
     Berkshire’s comprehensive income for the first quarter of 2008 and 2007 is shown in the table below (in millions).

	First Quarter
	2008	2007
Net earnings	$940	$2,595

Other comprehensive income:
Net decrease in unrealized appreciation of investments	(3,998)	(1,866)
Applicable income taxes and minority interests	1,420	659
Other	103	47
Applicable income taxes and minority interests	26	(18)

	(2,449)	(1,178)

Comprehensive income (loss)	$(1,509)	$1,417

FORM 10-Q	Q/E 3/31/08
Notes To Interim Consolidated Financial Statements (Continued)
Note 14. Equitas reinsurance agreement
     In November 2006, the Berkshire Hathaway Reinsurance Group’s lead insurance entity, National Indemnity Company (“NICO”) and Equitas, a London based entity established to reinsure and manage the 1992 and prior years’ non-life insurance and reinsurance liabilities of the Names or Underwriters at Lloyd’s of London, entered into an agreement for NICO to initially provide up to $5.7 billion and potentially provide up to an additional $1.3 billion of reinsurance to Equitas in excess of its undiscounted loss and allocated loss adjustment expense reserves as of March 31, 2006. The transaction became effective on March 30, 2007.
     NICO received substantially all of Equitas’ assets as consideration under the arrangement. The fair value of such consideration was $7.1 billion which included cash, miscellaneous receivables and a combination of fixed maturity and equity securities which were delivered in April 2007. The Consolidated Statement of Earnings in the first quarter of 2007 included premiums earned of $7.1 billion and losses incurred of $7.1 billion from this transaction.
Note 15. Pension plans
     The components of net periodic pension expense for the first quarter of 2008 and 2007 are as follows (in millions).

	First Quarter
	2008	2007
Service cost	$47	$50
Interest cost	112	111
Expected return on plan assets	(115)	(109)
Amortization of prior service costs and gains/losses	9	16

	$53	$68

Note 16. Accounting pronouncements to be adopted in the future
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R changes the accounting model for business combinations from a cost allocation standard to a standard that provides, with limited exceptions, for the recognition of all identifiable assets and liabilities of the business acquired at fair value, regardless of whether the acquirer acquires 100% or a lesser controlling interest of the business. SFAS 141R defines the acquisition date of a business acquisition as the date on which control is achieved (generally the closing date of the acquisition). SFAS 141R requires the recognition of assets and liabilities arising from contractual contingencies and non-contractual contingencies meeting a “more-likely-than-not” threshold at fair value at the acquisition date. SFAS 141R also provides for the recognition of acquisition costs as expenses when incurred and for certain expanded disclosures. SFAS 141R is effective for business acquisitions with acquisition dates on or after January 1, 2009.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for non-controlling interests in subsidiaries and for the deconsolidation of a subsidiary and also amends certain consolidation procedures for consistency with SFAS 141R. Under SFAS 160, non-controlling interests in consolidated subsidiaries (formerly known as “minority interests”) are reported in the consolidated statement of financial position as a separate component within shareholders’ equity. Net earnings and comprehensive income attributable to the controlling and non-controlling interests are to be shown separately in the consolidated statements of earnings and comprehensive income. Any changes in ownership interests of a non-controlling interest where the parent retains a controlling interest in the subsidiary are to be reported as equity transactions. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. When adopted, SFAS 160 is to be applied prospectively at the beginning of the year, except that the presentation and disclosure requirements are to be applied retrospectively for all periods presented.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.
     Berkshire is evaluating the impact that these pronouncements will have on its consolidated financial statements but currently does not anticipate that the adoption of these pronouncements will have a material effect on its consolidated financial position.

FORM 10-Q	Q/E 3/31/08
Notes To Interim Consolidated Financial Statements (Continued)
Note 17. Business segment data
     Berkshire’s consolidated segment data for the first quarter of 2008 and 2007 is as follows (in millions).

	Revenues
	First Quarter
	2008	2007
Operating Businesses:
Insurance group:
Premiums earned:
GEICO	$3,032	$2,858
General Re	1,704	1,602
Berkshire Hathaway Reinsurance Group	984	8,580
Berkshire Hathaway Primary Group	489	474
Investment income	1,099	1,087

Total insurance group	7,308	14,601
Finance and financial products	1,158	1,203
McLane Company	6,989	6,623
MidAmerican	3,394	3,273
Shaw Industries	1,224	1,285
Other businesses	6,656	5,519

	26,729	32,504

Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	(1,526)	588
Eliminations and other	(28)	(174)

	$25,175	$32,918

	Earnings (loss) before taxes
	and minority interests
	First Quarter
	2008	2007
Operating Businesses:
Insurance group:
Underwriting:
GEICO	$186	$295
General Re	42	30
Berkshire Hathaway Reinsurance Group	29	553
Berkshire Hathaway Primary Group	25	49
Net investment income	1,089	1,078

Total insurance group	1,371	2,005
Finance and financial products	241	242
McLane Company	73	58
MidAmerican	516	513
Shaw Industries	51	91
Other businesses	721	632

	2,973	3,541

Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	(1,526)	588
Interest expense, excluding interest allocated to operating businesses	(8)	(15)
Eliminations and other	14	(42)

	$1,453	$4,072

FORM 10-Q	Q/E 3/31/08
Notes To Interim Consolidated Financial Statements (Continued)
Note 18. Contingencies
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
     On February 25, 2008, Ronald Ferguson, General Re’s former Chief Executive Officer, Elizabeth Monrad, General Re’s former Chief Financial Officer, Christopher Garand, a former General Reinsurance Senior Vice President and Robert Graham, a former General Reinsurance Senior Vice President and Assistant General Counsel, were each convicted in a trial in the U.S. District Court for the District of Connecticut on charges of conspiracy, mail fraud, securities fraud and making false statements to the SEC in connection with the AIG Transaction. These individuals have the right to appeal their convictions. Following their convictions, each of these individuals agreed to a judgment on a forfeiture allegation which required them to be jointly and severally liable for a payment of $5 million to the U.S. government. This $5 million amount, which represented the fee received by General Reinsurance in connection with the AIG Transaction, was paid by General Reinsurance in April 2008. Each of these individuals, who had previously received a “Wells” notice in 2005 from the SEC, is also the subject of an SEC enforcement action for allegedly aiding and abetting AIG’s violations of the antifraud provisions and other provisions of the federal securities laws in connection with the AIG Transaction. The SEC case is presently stayed. Joseph Brandon, who resigned as the Chief Executive Officer of General Re effective on April 14, 2008, also received a “Wells” notice from the SEC in 2005.
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

FORM 10-Q	Q/E 3/31/08
Notes To Interim Consolidated Financial Statements (Continued)
Note 18. Contingencies (Continued)
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
     b) Civil Litigation
     Reference is made to Note 19 to the Annual Report on Form 10-K for the year ended December 31, 2007 for detailed discussion of such actions. There have been no material developments related to such actions since December 31, 2007.

FORM 10-Q	Q/E 3/31/08
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     Net earnings for the first quarter of 2008 and 2007 are disaggregated in the table that follows. Amounts are after deducting income taxes and minority interests. Amounts are in millions.

	First Quarter
	2008	2007
Insurance — underwriting	$181	$601
Insurance — investment income	802	748
Utilities and energy	316	293
Manufacturing, service and retailing	487	446
Finance and financial products	147	155
Other	(2)	(30)
Investment and derivative gains/losses	(991)	382

Net earnings	$940	$2,595

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
     Insurance — Underwriting
     A summary follows of underwriting results from Berkshire’s insurance businesses for the first quarter of 2008 and 2007. Amounts are in millions.

	First Quarter
	2008	2007
Underwriting gain attributable to:
GEICO	$186	$295
General Re	42	30
Berkshire Hathaway Reinsurance Group	29	553
Berkshire Hathaway Primary Group	25	49

Pre-tax underwriting gain	282	927
Income taxes and minority interests	101	326

Net underwriting gain	$181	$601

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
     Berkshire’s management views insurance businesses as possessing two distinct operations — underwriting and investing. Underwriting decisions are the responsibility of the unit managers; investing decisions are the responsibility of Berkshire’s Chairman and CEO, Warren E. Buffett, except for selected portfolios which are the responsibility of investment managers at GEICO and General Re. Accordingly, Berkshire evaluates performance of underwriting operations without any allocation of investment income.
     A significant marketing strategy followed by all these businesses is the maintenance of extraordinary capital strength. Combined statutory surplus of Berkshire’s insurance businesses totaled approximately $62 billion at December 31, 2007. This superior capital strength creates opportunities, especially with respect to reinsurance activities, to negotiate and enter into insurance and reinsurance contracts specially designed to meet the unique needs of insurance and reinsurance buyers.
     Periodic underwriting results are affected significantly by changes in estimates for unpaid losses and loss adjustment expenses, including amounts established for occurrences in prior years. In addition, the timing and amount of catastrophe losses produce significant volatility in periodic underwriting results. Hurricanes and tropical storms affecting the United States and Caribbean tend to occur between June and December. Except for retroactive reinsurance business, underwriting operations are managed with the objective of earning net underwriting gains over the long term.

FORM 10-Q	Q/E 3/31/08
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Insurance — Underwriting (Continued)
     Berkshire believes that underwriting gains in 2008 will be lower and perhaps significantly lower than in 2007. Price competition has steadily increased over the past two years in most property and casualty markets, which management believes will lead to lower underwriting margins. In addition, Berkshire’s property and casualty reinsurance operations have benefited during the past two years from relatively low levels of catastrophe losses, which investors should not assume will recur in 2008. Additional information regarding Berkshire’s insurance and reinsurance operations follows.
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
     GEICO’s underwriting results for the first quarter of 2008 and 2007 are summarized in the table below. Dollar amounts are in millions.

	First Quarter
	2008		2007
	Amount	%	Amount	%
Premiums earned	$3,032	100.0	$2,858	100.0

Losses and loss adjustment expenses	2,285	75.4	2,043	71.5
Underwriting expenses	561	18.5	520	18.2

Total losses and expenses	2,846	93.9	2,563	89.7

Pre-tax underwriting gain	$186		$295

     Premiums earned in the first quarter of 2008 were $3,032 million, an increase of $174 million (6.1%) over the first quarter of 2007. The growth in premiums earned for voluntary auto was 5.9%, reflecting an 8.2% increase in policies-in-force, partially offset by a decline in average premiums per policy over the past year. Average premiums per policy have stabilized somewhat during the first quarter of 2008. Policies-in-force over the last twelve months increased 7.3% in the preferred risk auto markets and 10.9% in the standard and nonstandard auto markets. Voluntary auto new business sales in the first quarter of 2008 were relatively unchanged compared to 2007. Voluntary auto policies-in-force at March 31, 2008 were 235,000 greater than at December 31, 2007.
     Losses and loss adjustment expenses incurred in the first quarter of 2008 were $2,285 million, an increase of $242 million (11.8%) over the first quarter of 2007. The loss ratio was 75.4% in the first quarter of 2008 compared to 71.5% in 2007. The higher loss ratio in 2008 reflected an overall increase in average claim severities and the effect of lower average premiums per policy, partially offset by overall declines in claim frequencies. Average injury severities in 2008 increased in the five to eight percent range while average physical damage severities increased in the three to five percent range over 2007. Claims frequencies in 2008 for physical damage coverages decreased in the four to eight percent range from 2007 while frequencies for injury coverages decreased in the four to seven percent range. Incurred losses from catastrophe events for the first quarter of 2008 and 2007 were not significant. Management anticipates that loss ratios over the remainder of 2008 will be generally higher than in 2007, resulting in comparatively lower underwriting gains. Underwriting expenses in the first quarter of 2008 increased 7.9% over 2007 to $561 million due primarily to higher advertising costs.
     General Re
     General Re conducts a reinsurance business offering property and casualty and life and health coverages to clients worldwide. Property and casualty reinsurance is written in North America on a direct basis through General Reinsurance Corporation and internationally through 95% owned Cologne Re (based in Germany) and other wholly-owned affiliates. Property and casualty reinsurance is also written through brokers by Faraday in London. Life and health reinsurance is written worldwide through Cologne Re. General Re strives to generate underwriting gains in essentially all of its product lines. Underwriting performance is not evaluated based upon market share and underwriters are instructed to reject inadequately priced risks. General Re’s underwriting results for the first quarter of 2008 and 2007 are summarized in the table below. Amounts are in millions.

	First Quarter
	Premiums earned		Pre-tax underwriting gain (loss)
	2008	2007	2008	2007
Property/casualty	$1,038	$994	$15	$(5)
Life/health	666	608	27	35

	$1,704	$1,602	$42	$30

FORM 10-Q	Q/E 3/31/08
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     General Re (Continued)
Property/casualty
     Property/casualty premiums earned in the first quarter 2008 were $1,038 million, an increase of $44 million (4.4%) over the first quarter of 2007. Premiums earned in the first quarter of 2008 included $205 million with respect to a reinsurance to close transaction which increased General Re’s economic interest in the runoff of Lloyd’s Syndicate 435’s 2000 year of account from 39% to 100%. A similar reinsurance to close transaction in the first quarter of 2007 generated earned premiums of $114 million and increased General Re’s economic interest in the runoff of Lloyd’s Syndicate 435’s 2001 year of account from 60% to 100%. In each transaction, General Re assumed a corresponding amount of net loss reserves and as a result the transactions essentially had no impact on underwriting gains or losses. General Re now possesses 100% of the economic interest in the years of account 2000 through 2008 of Lloyd’s Syndicate 435.
     Excluding the increase in premiums earned from the reinsurance to close transactions and the effects of foreign currency exchange rate changes, premiums earned in 2008 decreased by $91 million (10.3%). The decline in premium volume reflects continued underwriting discipline by rejecting transactions where pricing is deemed inadequate with respect to risk. Price competition continues to put downward pressure on rates in most reinsurance markets. Absent any major new business or significant transactions, General Re’s premium volume will likely decline further over the remainder of 2008 when compared with 2007, as non-renewals and policy cancellations are expected to exceed new business.
     The property/casualty business produced an underwriting gain of $15 million in the first quarter of 2008 compared with an underwriting loss of $5 million in the first quarter of 2007. The results for 2008 were comprised of $46 million in property gains and $31 million in casualty and workers’ compensation losses. Property results for the first quarter of 2008 included a $32 million loss from winter storm Emma in Germany. The casualty losses included $30 million in workers’ compensation reserve discount accretion and deferred charge amortization. The results for 2007 were comprised of $29 million in property gains and $34 million in casualty and workers’ compensation losses. Property results for the first quarter of 2007 included a loss of $110 million from windstorm Kyrill. Casualty losses in 2007 included $31 million in workers’ compensation reserve discount accretion and deferred charge amortization.
Life/health
     Premiums earned in the first quarter of 2008 were $666 million, an increase of $58 million (9.5%) over 2007. After adjusting for changes in foreign currency exchange rates, premiums earned in 2008 increased by $10 million (1.7%) over 2007 which was primarily due to an increase in life and health medical supplement business in North America. Life/health operations produced underwriting gains of $27 million and $35 million in the first quarter of 2008 and 2007, respectively. In 2008, underwriting results included gains of $50 million from international business (primarily life) and losses of $23 million from U.S. business (primarily health). In 2008 and 2007, the underwriting gains were generally the result of favorable mortality in the life business, partially offset by losses in the U.S. long-term-care business that is in run-off.
     Berkshire Hathaway Reinsurance Group
     The Berkshire Hathaway Reinsurance Group (“BHRG”) underwrites excess-of-loss reinsurance and quota-share coverages for insurers and reinsurers worldwide. BHRG’s business includes catastrophe excess-of-loss reinsurance and excess direct and facultative reinsurance for large or otherwise unusual discrete property risks referred to as individual risk. Retroactive reinsurance policies provide indemnification of losses and loss adjustment expenses with respect to past loss events. Other multi-line refers to other business written on both a quota-share and excess basis, participations in and contracts with Lloyd’s syndicates, as well as property, aviation and workers’ compensation programs. BHRG’s underwriting results for the first quarter of 2008 and 2007 are summarized in the table below. Amounts are in millions.

	First Quarter
	Premiums earned		Pre-tax underwriting gain (loss)
	2008	2007	2008	2007
Catastrophe and individual risk	$217	$474	$174	$474
Retroactive reinsurance	—	7,389	(121)	(78)
Other multi-line	767	717	(24)	157

	$984	$8,580	$29	$553

     In December 2007, BHRG established a mono-line financial insurance company, Berkshire Hathaway Assurance Corporation (“BHAC”). BHAC commenced operations during the first quarter of 2008 and is now licensed in 49 states. As of March 31, 2008, BHAC had approximately $1 billion in capital and it has now received the highest rating available from two rating agencies. During the first quarter of 2008, BHRG began pursuing opportunities to write financial guaranty insurance on municipal bonds and entered into agreements that generated approximately $400 million in consideration. In its first quarter of operations, BHAC had approximately $100 million of written premium of which a minimal amount was earned. The impact of this new business on underwriting results was nominal. In addition, BHRG received approximately $300 million for transactions which were structured as credit default derivative contracts and which provide the

FORM 10-Q	Q/E 3/31/08
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Berkshire Hathaway Reinsurance Group (Continued)
counterparties with credit protection on municipal bond debt. This new business was written entirely on municipal bonds trading in the secondary market. Berkshire believes that the consideration it received for transactions incepting in the first quarter was greater than any of its competitors in this line of business. BHAC is currently in negotiations to issue financial guaranty insurance policies for primary municipal bond issues.
     Premiums earned in the first quarter of 2008 from catastrophe and individual risk contracts declined $257 million (54%) versus the first quarter of 2007. The level of business written in a given period will vary significantly due to changes in market conditions and management’s assessment of the adequacy of premium rates. Throughout 2007 and the first quarter of 2008, catastrophe and individual risk business written declined relative to the prior year as increased price competition resulted in fewer opportunities to write business at prices acceptable to BHRG. As a result, premiums written in the first quarter of 2008 declined about 50% versus 2007. To further illustrate this trend, premiums written in 2008 were about 70% lower than in the first quarter of 2006. Premiums earned over the remainder of 2008 are expected to continue to be lower than in 2007. Pre-tax underwriting gains in the first quarter of 2008 and 2007 reflected no significant catastrophe losses. Underwriting gains over the remainder of 2008 will likely be significantly lower compared to 2007 as a result of the anticipated declines in premium volume in 2008 and the absence of major catastrophe losses in 2007.
     Premiums from retroactive reinsurance in the first quarter of 2007 include approximately $7.1 billion from the Equitas reinsurance agreement which became effective on March 30, 2007 (See Note 14 to the accompanying Interim Consolidated Financial Statements). Retroactive policies generally provide very large, but limited, indemnification of unpaid losses and loss adjustment expenses with respect to past loss events that are generally expected to be paid over long periods of time. The underwriting losses from retroactive policies primarily represent the periodic amortization of deferred charges established at the inception of the contracts. Most of the increase in underwriting losses in the first quarter of 2008 versus 2007 was due to deferred charge amortization related to the Equitas agreement. At March 31, 2008, unamortized deferred charges for all of BHRG’s retroactive contracts were approximately $3.6 billion and gross unpaid losses were approximately $17.0 billion.
     Premiums earned in the first quarter of 2008 from other multi-line business were $767 million, an increase of $50 million over the first quarter of 2007. Premiums earned in the first quarter of 2008 included $139 million from a new quota-share contract with Swiss Reinsurance Company and its property/casualty affiliates (“Swiss Re”), which became effective January 1, 2008. Under the agreement, BHRG assumes a 20% quota-share of the premiums and related losses and expenses on all property/casualty risks of Swiss Re incepting over the five year period ending December 31, 2012. Based on recent annual premium volume, BHRG’s annual written premium under this agreement would be in the $3 billion range; however, actual premiums assumed over the five year period could vary significantly depending on Swiss Re’s response to market conditions and opportunities that arise over the contract term. Otherwise, multi-line premiums earned in the first quarter of 2008 declined 12% versus 2007 primarily due to lower volume from workers’ compensation programs. Multi-line business produced a pre-tax underwriting loss of $24 million in the first quarter of 2008 compared to a gain of $157 million in 2007. Underwriting results in 2008 reflected a significant decline in underwriting gains from workers’ compensation business and increased casualty losses versus 2007.
     Berkshire Hathaway Primary Group
     Premiums earned in the first quarter by Berkshire’s various primary insurers totaled $489 million in 2008 and $474 million in 2007. For the first quarter, Berkshire’s primary insurers produced underwriting gains of $25 million in 2008 and $49 million in 2007. Excluding the impact of BoatU.S. (acquired in August 2007), premiums earned were relatively unchanged from 2007. Net underwriting gains in the first quarter of 2008 were lower for most of the significant primary insurance operations.
     Insurance — Investment Income
     A summary of net investment income of Berkshire’s insurance operations for the first quarter of 2008 and 2007 follows. Amounts are in millions.

	First Quarter
	2008	2007
Investment income before taxes and minority interests	$1,089	$1,078
Income taxes and minority interests	287	330

Investment income after taxes and minority interests	$802	$748

     Investment income consists of interest and dividends earned on cash equivalents and fixed maturity and equity investments of Berkshire’s insurance businesses. Pre-tax investment income earned in the first quarter of 2008 exceeded amounts earned in 2007 by $11 million. The increase in investment income in 2008 primarily reflected increased invested

FORM 10-Q	Q/E 3/31/08
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Insurance — Investment Income (Continued)
balances and increased dividend income from equity investments offset by lower amounts of interest earned. Over the last half of 2007 and first quarter of 2008, short-term interest rates declined, which is expected to negatively impact the relative amounts of investment income earned over the remainder of 2008 versus 2007.
     A summary of cash and investments held in Berkshire’s insurance businesses follows. Amounts are in millions.

	March 31,	Dec. 31,	March 31,
	2008	2007	2007
Cash and cash equivalents	$26,086	$28,257	$35,918
Equity securities	72,283	74,681	64,716
Fixed maturity securities	31,098	27,922	21,587

	$129,467	$130,860	$122,221

     Fixed maturity securities as of March 31, 2008 were as follows. Amounts are in millions.

	Amortized	Unrealized
	Cost	Gains/Losses	Fair Value
U.S. Treasury, government corporations and agencies	$5,932	$101	$6,033
States, municipalities and political subdivisions	2,073	80	2,153
Foreign governments	10,269	145	10,414
Corporate bonds and redeemable preferred stocks, investment grade	4,209	80	4,289
Corporate bonds and redeemable preferred stocks, non-investment grade	3,683	1,020	4,703
Mortgage-backed securities	3,459	47	3,506

	$29,625	$1,473	$31,098

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
     Invested assets derive from shareholder capital and reinvested earnings as well as net liabilities assumed under insurance contracts or “float.” The major components of float are unpaid losses, unearned premiums and other liabilities to policyholders less premiums and reinsurance receivables, deferred charges assumed under retroactive reinsurance contracts and deferred policy acquisition costs. Float of approximately $59 billion at March 31, 2008 was relatively unchanged from December 31, 2007. The cost of float, as represented by the ratio of pre-tax underwriting gain or loss to average float, was negative in 2008 and 2007, as Berkshire’s insurance businesses generated underwriting gains in each period.
     Utilities and Energy (“MidAmerican”)
     Revenues and earnings from MidAmerican for the first quarter of 2008 and 2007 are summarized below. Amounts are in millions.

	First Quarter
	Revenues		Earnings
	2008	2007	2008	2007
MidAmerican Energy Company	$1,378	$1,251	$134	$123
PacifiCorp.	1,107	1,038	168	163
Natural gas pipelines	344	323	192	182
U.K. utilities	289	256	120	80
Real estate brokerage	245	338	(19)	(2)
Other	31	67	4	38

	$3,394	$3,273

Earnings before corporate interest and income taxes			599	584
Interest, other than to Berkshire			(83)	(71)
Interest on Berkshire junior debt			(23)	(29)
Income taxes and minority interests			(151)	(171)

Net earnings			$342	$313

Earnings applicable to Berkshire *			$316	$293

Debt owed to others at March 31			$19,640	$17,581
Debt owed to Berkshire at March 31			$821	$1,055

*	Net of minority interests and includes interest earned by Berkshire (net of related income taxes).

FORM 10-Q	Q/E 3/31/08
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Utilities and Energy (“MidAmerican”) (Continued)
     Berkshire currently owns an 88.2% (87.4% diluted) voting and economic interest in MidAmerican Energy Holdings Company (“MidAmerican”), an international energy company. MidAmerican’s domestic regulated energy interests are comprised of two regulated utility companies serving over 3 million retail customers and two interstate natural gas pipeline companies with over 17,000 miles of pipeline in operation and design capacity of about 6.9 billion cubic feet of natural gas per day. In the United Kingdom, electricity distribution subsidiaries serve about 3.8 million electricity end users. The rates that MidAmerican’s utilities, electricity distribution businesses and natural gas pipelines may charge customers for energy and other services are generally subject to regulatory approval. Rates are based in large part on the costs of business operations, including a return on capital. To the extent these operations are not allowed to include such costs in the approved rates, operating results will be adversely affected. In addition, MidAmerican’s other businesses include a diversified portfolio of independent power projects and the second-largest residential real estate brokerage firm in the United States.
     First quarter 2008 revenues of MidAmerican Energy Company (“MEC”) increased $127 million (10%) over 2007. In 2008, MEC’s regulated natural gas revenues increased $72 million over 2007, primarily due to higher sales volume (increased demand due to colder temperatures) and higher per-unit gas costs which were passed on to customers through rates. In addition, MEC’s non-regulated energy and other revenues increased $61 million over 2007 due to higher sales volumes and prices. PacifiCorp’s revenues in the first quarter of 2008 increased $69 million (7%) versus 2007, due primarily to higher retail sales volume, higher retail rates and increased wholesale revenues. Natural gas pipelines revenues increased $21 million (7%) in the first quarter of 2008 versus 2007, due primarily to a reduction in customer refund liabilities related to a current rate proceeding. U.K. utility revenues in the first quarter of 2008 increased $33 million (13%) over 2007 principally due to increased distribution revenues. Real estate brokerage revenues in the first quarter of 2008 declined $93 million (28%) from 2007 to $245 million due to a significant decline in transaction volume, reflecting the continuing weakness in U.S. housing markets.
     Earnings before corporate interest and income taxes (“EBIT”) for the first quarter of 2008 of $599 million increased $15 million (3%) as compared to 2007. First quarter 2008 EBIT of MEC and PacifiCorp increased $16 million (6%) compared to 2007, primarily due to higher operating income ($41 million) partially offset by increased interest expense and lower non-operating income. First quarter 2008 EBIT of natural gas pipelines increased $10 million (5%) versus 2007, primarily due to the aforementioned reduction in estimated customer refund liabilities, partially offset by increased depreciation and other operating expenses. EBIT of the U.K. utilities in the first quarter of 2008 increased $40 million over 2007 and was primarily due to the aforementioned increase in revenues as well as lower interest expense. Real estate brokerage business generated a pre-tax loss of $19 million in 2008, attributable to the aforementioned decline in transaction volume resulting from poor conditions in the U.S. housing markets.
     Manufacturing, Service and Retailing
     Many of Berkshire’s subsidiaries are engaged in a wide variety of manufacturing, service and retailing businesses. A comparison of first quarter revenues and pre-tax earnings of 2008 and 2007 for Berkshire’s manufacturing, service and retailing businesses follows. Amounts are in millions.

	Revenues		Earnings
	2008	2007	2008	2007
McLane Company	$6,989	$6,623	$73	$58
Shaw Industries	1,224	1,285	51	91
Other manufacturing	3,768	3,213	480	444
Other service *	2,126	1,535	209	139
Retailing	762	771	32	49

	$14,869	$13,427

Pre-tax earnings			$845	$781
Income taxes and minority interests			358	335

			$487	$446

*	Management evaluates the results of NetJets using accounting standards for recognition of revenue and planned major maintenance expenses that were generally accepted when Berkshire acquired NetJets but are no longer acceptable due to subsequent changes in accounting standards adopted by the FASB. Revenues and pre-tax earnings for the other service businesses shown above reflect these prior revenue and expense recognition methods. Revenues shown in this table were greater than the amounts reported in Berkshire’s consolidated financial statements by $72 million in 2008 and $178 million in 2007. Pre-tax earnings included in this table were $2 million less in 2008 and $18 million greater in 2007 than the amounts included in the consolidated financial statements.

FORM 10-Q	Q/E 3/31/08
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Manufacturing, Service and Retailing (Continued)
McLane Company
     McLane’s revenues for the first quarter of 2008 were $6,989 million, an increase of $366 million (6%) over 2007. The comparative increase reflects additional grocery and foodservice customers as well as manufacturer price increases and state excise tax increases which were passed on to customers. Pre-tax earnings for the first quarter of 2008 were $73 million, an increase of $15 million (26%) over 2007. McLane’s business is marked by high sales volume and very low profit margins and has been subject to increased price competition in recent years. The gross margin rate in 2008 was 6.03% versus 5.72% in 2007. The increase was primarily due to inventory price changes related to certain categories of grocery products and the impact of a heavy liquid sales surcharge which began in April 2007. The increase in the gross margin rate in 2008 was partially offset by higher fuel, insurance and other administrative costs. Approximately one-third of McLane’s annual revenues are from Wal-Mart. A curtailment of purchasing by Wal-Mart could have a material adverse impact on the earnings of McLane.
Shaw Industries
     Shaw Industries’ revenues in the first quarter of 2008 were $1,224 million, a decrease of $61 million (5%) from the first quarter of 2007. The decrease was primarily due to an 8% reduction in carpet sales volume, driven by a 10% decline in residential carpet volume partially offset by an increase in commercial carpet volume and slightly higher average selling prices. The decrease in residential carpet volume reflects the significant downturn in residential real estate activity that began in 2006 and which has been exacerbated by the continuing mortgage lending crisis.
     Pre-tax earnings for the first quarter of 2008 were $51 million, a decrease of $40 million (44%) from the first quarter of 2007. The decline reflects the aforementioned decline in volume and higher product costs due to lower manufacturing efficiencies from decreased production as well as the negative impact of rising raw material costs. Management expects residential housing and real estate activities to remain depressed for the remainder of 2008. Consequently, Shaw’s earnings over the remainder of 2008 are likely to be lower as compared to 2007.
Other manufacturing
     Berkshire’s other manufacturing businesses include a wide array of businesses. Included in this group are several manufacturers of building products (Acme Building Brands, Benjamin Moore, Johns Manville and MiTek) and apparel (led by Fruit of the Loom which includes the Russell athletic apparel and sporting goods business and the Vanity Fair Brands women’s intimate apparel business acquired in April 2007). Also included in this group are Forest River, a leading manufacturer of leisure vehicles and the ISCAR Metalworking Companies (“IMC”), an industry leader in the metal cutting tools business with operations worldwide. In July 2007, Berkshire acquired two leading jewelry manufacturing and distribution companies (“Richline”) that design, manufacture and distribute karat gold, silver and gem set jewelry. On March 18, 2008, Berkshire acquired a 60% interest in Marmon Holdings, Inc. (“Marmon”). See Note 2 to the accompanying Interim Consolidated Financial Statements for additional information concerning Marmon’s operations. There are also numerous other manufacturers of consumer and commercial products in this diverse group.
     Revenues of the manufacturing businesses for the first quarter of 2008 were $3,768 million, an increase of $555 million (17%) over 2007. Approximately $540 million of the increase in 2008 was attributable to inclusion of businesses acquired since the first quarter of 2007. In addition, several of Berkshire’s other manufacturing operations generated higher revenues. Partially offsetting the overall increase was a decline in comparative building products revenues and revenues from Forest River. Demand for certain building products continues to be low as a result of the general slowdown in housing construction.
     Pre-tax earnings of the manufacturing businesses were $480 million in the first quarter of 2008, an increase of $36 million (8%) over 2007. The increase was primarily due to comparatively higher earnings of IMC and the inclusion of the earnings from businesses acquired since March 31, 2007, partially offset by declining earnings of the building products businesses and apparel businesses. Revenues and earnings from the building products businesses will likely decline further in 2008 as a result of the slowdown in housing construction.
Other service
     Berkshire’s other service businesses include NetJets, the world’s leading provider of fractional ownership programs for general aviation aircraft and FlightSafety, a provider of high technology training to operators of aircraft and ships. Among the other businesses included in this group are: TTI, a leading electronic components distributor (acquired March 2007); Business Wire, a leading distributor of corporate news, multimedia and regulatory filings; The Pampered Chef, a direct seller of high quality kitchen tools; International Dairy Queen, a licensor and service provider to about 6,000 stores that offer prepared dairy treats and food; The Buffalo News, a publisher of a daily and Sunday newspaper; and businesses that provide management and other services to insurance companies.

FORM 10-Q	Q/E 3/31/08
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Other service (Continued)
     Revenues of the other service businesses were $2,126 million in the first quarter of 2008, an increase of $591 million (39%) compared to 2007. Pre-tax earnings were $209 million in 2008, an increase of $70 million (50%) over 2007. TTI, acquired on March 30, 2007, accounted for approximately two-thirds of the revenue and pre-tax earnings increases. The increases in revenues and pre-tax earnings also reflected increased flight operations and pilot training revenues, primarily attributable to increases in customer usage and demand.
Retailing
     Berkshire’s retailing operations consist of four home furnishings (Nebraska Furniture Mart, R.C. Willey, Star Furniture and Jordan’s) and three jewelry (Borsheims, Helzberg and Ben Bridge) retailers. See’s Candies is also included in this group. Revenues of the retailing businesses were $762 million in the first quarter of 2008, a slight decrease compared to 2007. Pre-tax earnings in the first quarter of 2008 were $32 million, a decrease of $17 million (35%) from 2007. First quarter 2008 revenues and pre-tax earnings of certain home furnishings and jewelry operations (RC Willey, Jordan’s, Star and Helzberg) declined $40 million and $23 million, respectively, which management principally attributes to the weak local real estate and housing markets as well as an overall decline in consumer confidence. Partially offsetting these decreases were increases from Nebraska Furniture Mart and See’s.
     Finance and Financial Products
     A summary of revenues and pre-tax earnings from Berkshire’s finance and financial products businesses follows. Amounts are in millions.

	First Quarter
	Revenues		Earnings
	2008	2007	2008	2007
Manufactured housing and finance	$817	$845	$115	$116
Furniture/transportation equipment leasing	190	200	18	29
Other	151	158	108	97

	$1,158	$1,203

Pre-tax earnings			$241	$242
Income taxes and minority interests			94	87

			$147	$155

     Revenues in the first quarter of 2008 from manufactured housing and finance activities (Clayton Homes) decreased $28 million (3%) from 2007 reflecting lower home sales, partially offset by increased interest income. Unit sales in the first quarter of 2008 declined approximately 10% from 2007. In addition, a higher proportion of single-section units as compared to multi-section units were sold in 2008 causing a decrease in average sales price. The increase in interest income reflects higher average installment loan balances in 2008 versus 2007. Installment loan balances were approximately $11.7 billion as of March 31, 2008, an increase of approximately $600 million since December 31, 2007. The increase in the first quarter of 2008 was principally due to loan portfolio acquisitions.
     Pre-tax earnings of Clayton Homes in the first quarter of 2008 were relatively unchanged from 2007. Pre-tax earnings in the first quarter of 2008 included a $22 million gain from the sale of certain housing community assets. The first quarter of 2008 earnings from financing activities reflected an increase in net interest income of $23 million. However, earnings from manufacturing and retail activities declined due to reduced unit sales and lower manufacturing capacity utilization.
     Revenues and pre-tax earnings from furniture and transportation equipment leasing activities in 2008 declined $10 million and $11 million, respectively, compared to 2007. The declines primarily reflect lower rental income driven by relatively low utilization rates for over-the-road trailer and storage units. Significant cost components of this business are fixed (depreciation and facility expenses), so pre-tax earnings generally change disproportionately to revenues.
     Earnings from other finance business activities consist primarily of interest income earned on short-term and fixed maturity investments and from a small portfolio of commercial real estate loans.

FORM 10-Q	Q/E 3/31/08
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Investment and Derivative Gains/Losses
     A summary of investment and derivative gains and losses follows. Amounts are in millions.

	First Quarter
	2008	2007
Investment gains/losses	$115	$443
Derivative gains/losses	(1,641)	145

Gains/losses before income taxes and minority interests	(1,526)	588
Income taxes and minority interests	(535)	206

Net gains/losses	$(991)	$382

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
     Derivative gains and losses in the preceding table primarily represent the non-cash (or unrealized) changes in fair value associated with derivative contracts that do not qualify for hedge accounting treatment. As of March 31, 2008, outstanding derivative contracts primarily pertain to credit default risks of entities in the United States and equity price risks associated with major equity indexes, including three outside the United States. In the first quarter of 2008, pre-tax losses of $1.6 billion from derivative contracts were principally attributable to declines in equity indexes, declines in the value of the U.S. dollar versus the Euro and Japanese Yen, as well as a widening of credit default spreads in the United States.
     The estimated fair value of credit default contracts at March 31, 2008 was approximately $2.5 billion, an increase of $667 million since December 31, 2007. The increase was due to fair value losses of $490 million, as well as $229 million in premiums from new contracts entered into in 2008 partially offset by loss payments of $52 million. The estimated fair value of the equity index put option contracts at March 31, 2008 was approximately $6.2 billion, an increase of $1.6 billion since December 31, 2007. The increase was primarily due to fair value losses of $1.2 billion as well as $383 million in premiums from new contracts entered into in 2008. There were no cash payments made under the equity index put option contracts.
     The aforementioned contracts are not traded on an exchange. The contracts were entered into with the expectation that amounts ultimately paid to counterparties for actual credit defaults or declines in equity index values (measured at the expiration date of the contract) will be less than the premiums received. The contracts generally may not be terminated or fully settled before the expiration dates (up to 20 years in the future with respect to equity index put option contracts) and therefore the ultimate amount of cash basis gains or losses will not be known for years.
     Berkshire does not actively trade or exchange these contracts, but rather intends to hold such contracts until expiration. Nevertheless, current accounting standards require derivative contracts to be carried at estimated fair value with the periodic changes in estimated fair value included in earnings. Fair value is estimated based on models that incorporate changes in applicable underlying credit standings, equity index values, interest rates, foreign currency exchange rates, risk and other factors. The fair values on any given reporting date and the resulting gains and losses reflected in earnings will likely be volatile, reflecting the volatility of equity and credit markets. Management does not view the periodic gains or losses from the changes in fair value as meaningful given the long term nature of the contracts and the volatile nature of equity and credit markets over short periods of time.
Financial Condition
     Berkshire’s balance sheet continues to reflect significant liquidity and a strong capital base. Consolidated shareholders’ equity at March 31, 2008 was $119.4 billion. Consolidated cash and invested assets, excluding assets of finance and financial products businesses, was approximately $137.6 billion at March 31, 2008 (including cash and cash equivalents of $33.3 billion and $2.9 billion of fixed maturity securities that mature between three and six months from their respective acquisition dates) and $142.4 billion at December 31, 2007 (including cash and cash equivalents of $38.9 billion). Berkshire’s invested assets are held predominantly in its insurance businesses. A large amount of capital is maintained in the insurance subsidiaries for strategic and marketing purposes and in support of reserves for unpaid losses. In the United States, dividend payments by insurance companies are subject to prior approval by state regulators. Berkshire believes that it currently maintains sufficient liquidity to cover its contractual obligations and provide for contingent liquidity.

FORM 10-Q	Q/E 3/31/08
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Financial Condition (Continued)
     Berkshire acquired a 60% interest in Marmon Holdings, Inc. (“Marmon”) for $4.5 billion on March 18, 2008. In April 2008, Berkshire acquired an additional interest in Marmon for $329 million. Berkshire’s ownership in Marmon is currently about 64.4%. Berkshire has agreed to acquire the remaining minority shareholders’ interests in Marmon in stages over the next five to six years for consideration based on Marmon’s future earnings. See Note 2 to the Interim Consolidated Financial Statements for more information concerning the acquisition. These purchases were funded with internally generated cash. Notes payable and other borrowings of the insurance and other businesses were $3.7 billion at March 31, 2008 which included $1.1 billion of borrowings of Marmon.
     Capital expenditures of the utilities and energy businesses in the first quarter of 2008 were approximately $710 million. Forecasted capital expenditures are estimated at $4.3 billion for the year ending December 31, 2008. MidAmerican intends to fund these capital expenditures with cash flows from operations and debt proceeds. MidAmerican’s borrowings were $19.6 billion at March 31, 2008, an increase of $638 million from December 31, 2007. During the first quarter of 2008, MidAmerican issued $1.0 billion of notes maturing in 2018. Term debt maturing over the remainder of 2008 is $1.6 billion and an additional $3.2 billion matures before 2013. Berkshire has committed until February 28, 2011 to provide up to $3.5 billion of additional capital to MidAmerican to permit the repayment of its debt obligations or to fund its regulated utility subsidiaries. Berkshire has not and does not intend to guarantee the repayment of debt by MidAmerican or any of its subsidiaries.
     Assets of the finance and financial products businesses were $26.5 billion as of March 31, 2008 and $25.7 billion at December 31, 2007, which consisted primarily of loans and finance receivables, fixed maturity securities and cash and cash equivalents. Liabilities were $25.0 billion as of March 31, 2008 and $22.0 billion at December 31, 2007. As of March 31, 2008, notes payable and other borrowings of $12.8 billion included $9.6 billion of medium-term notes issued by BHFC. In January 2008, BHFC issued $2.0 billion of medium-term notes and repaid maturing notes of $1.25 billion. Over the remainder of 2008, $1.8 billion of notes will also mature. The BHFC notes are unsecured and mature at various dates extending through 2015. The proceeds from these notes are being used to finance originated and acquired manufactured housing loans. Full and timely payment of principal and interest on the notes issued by BHFC is guaranteed by Berkshire. Berkshire’s estimated liabilities for credit default and equity index put option contracts were approximately $8.7 billion at March 31, 2008. Payments under the equity index put option contracts are contingent upon the future value of the related indexes at the expiration date of the contracts, the earliest of which is in 2019. Payments under credit default contracts are contingent on the occurrence of a default as defined under the contracts, and in the first quarter of 2008 were $52 million. The contract expiration dates begin in 2009.
Contractual Obligations
     Berkshire and its subsidiaries are parties to contracts associated with ongoing business and financing activities, which will result in cash payments to counterparties in future periods. Certain obligations reflected in the Consolidated Balance Sheets, such as notes payable, require future payments on contractually specified dates and in fixed and determinable amounts. The timing and amount of the payment of other obligations, such as unpaid property and casualty loss reserves and long duration credit default and equity index put option contracts are contingent upon the outcome of future events. Actual payments will likely vary, perhaps significantly, from estimates.
     Other obligations pertain to the acquisition of goods or services in the future, which are not currently reflected in the financial statements, such as minimum rentals under operating leases. Except as indicated in the following paragraph, Berkshire’s consolidated contractual obligations as of March 31, 2008 did not change materially from those disclosed in “Contractual Obligations,” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2007.
     During the first quarter of 2008, BHFC issued $2 billion of notes maturing in 2011 and 2013 and MidAmerican subsidiaries issued $1 billion of notes maturing in 2018. As of March 31, 2008, contractual obligations of Marmon are estimated at $2.6 billion, including term debt of approximately $1.1 billion. On April 28, 2008, The Wm. Wrigley Jr. Company (“Wrigley”) and Mars, Incorporated (“Mars”) announced a merger agreement in which Wrigley would become a subsidiary of Mars. In connection with this merger, Berkshire has committed to provide $6.5 billion in funding to Mars in the form of $4.4 billion of subordinated debt and $2.1 billion for a minority equity interest in Wrigley. The agreement between Mars and Wrigley is subject to customary closing conditions and those companies believe the transaction will be completed within the next six to twelve months.

FORM 10-Q	Q/E 3/31/08
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Critical Accounting Policies
     In applying certain accounting policies, Berkshire’s management is required to make estimates and judgments regarding transactions that have occurred and ultimately will be settled several years in the future. Amounts recognized in the financial statements from such estimates are necessarily based on assumptions about numerous factors involving varying, and possibly significant, degrees of judgment and uncertainty. Accordingly, the amounts currently recorded in the financial statements may prove, with the benefit of hindsight, to be inaccurate. Reference is made to “Critical Accounting Policies” discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2007 for additional discussion regarding these estimates.
     Berkshire’s Consolidated Balance Sheet as of March 31, 2008 includes estimated liabilities for unpaid losses from property and casualty insurance and reinsurance contracts of $56.4 billion. Due to the inherent uncertainties in the process of establishing loss reserve amounts, the actual ultimate claim amounts will likely differ from the currently recorded amounts. A very small percentage change in estimates of this magnitude will result in a material effect on reported earnings. The effects from changes in these estimates are recorded as a component of losses incurred in the period of the change. Unamortized deferred charges on retroactive reinsurance policies assumed totaled $3.9 billion at March 31, 2008. Significant changes in either the timing or ultimate amount of loss payments related to retroactive reinsurance contracts may have a significant effect on unamortized deferred charges and the amount of periodic amortization.
     Berkshire’s Consolidated Balance Sheet as of March 31, 2008 includes goodwill of acquired businesses of $33.5 billion. A significant amount of judgment is required in performing goodwill impairment tests. Such tests include periodically determining or reviewing the estimated fair value of Berkshire’s reporting units. There are several methods of estimating a reporting unit’s fair value, including market quotations, asset and liability fair values and other valuation techniques, such as discounted projected future net earnings and multiples of earnings. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then individual assets, including identifiable intangible assets, and liabilities of the reporting unit are estimated at fair value. The excess of the estimated fair value of the reporting unit over the estimated fair value of net assets would establish the implied value of goodwill. The excess of the recorded amount of goodwill over the implied value is then charged to earnings as an impairment loss.
     Berkshire’s consolidated financial position reflects very significant amounts of invested assets and derivative contract assets and liabilities that are measured at fair value. A substantial portion of invested assets are carried at fair value based upon current market quotations and, when not available, based upon fair value pricing matrices or models. Derivative contract values reflect estimates of the amounts at which the contracts could be settled based upon varying levels of observable market information and other assumptions. Certain of Berkshire’s fixed maturity securities are not actively traded in the securities markets, and loans and finance receivables of Berkshire’s finance businesses are not traded at all. Considerable judgment may be required in determining the assumptions used in certain pricing models, including interest rate, loan prepayment speed, credit risk and liquidity risk assumptions. Changes in these assumptions may have a significant effect on values.
     Information concerning recently issued accounting pronouncements which are not yet effective is included in Note 16 to the Interim Consolidated Financial Statements. Berkshire does not expect any of the recently issued accounting pronouncements to have a material effect on its financial condition.
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

FORM 10-Q	Q/E 3/31/08
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Reference is made to Berkshire’s most recently issued Annual Report and in particular the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of March 31, 2008, there are no material changes in the market risks described in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2007.
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

FORM 10-Q	Q/E 3/31/08
Part II Other Information
Item 1. Legal Proceedings
     Berkshire and its subsidiaries are parties in a variety of legal actions arising out of the normal course of business. In particular, such legal actions affect Berkshire’s insurance and reinsurance businesses. Such litigation generally seeks to establish liability directly through insurance contracts or indirectly through reinsurance contracts issued by Berkshire subsidiaries. Plaintiffs occasionally seek punitive or exemplary damages. Berkshire does not believe that such normal and routine litigation will have a material effect on its financial condition or results of operations. Berkshire and certain of its subsidiaries are also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines and penalties in substantial amounts. Reference is made to Note 19 to the Annual Report on Form 10-K for the year ended December 31, 2007 and Note 18 to the Interim Consolidated Financial Statements included in Part I of this Form 10-Q for detailed discussion of such actions.
Item 1A. Risk Factors
     Berkshire’s significant business risks are described in Item 1A to Form 10-K for the year ended December 31, 2007 to which reference is made herein.
Item 6. Exhibits
a. Exhibits
31.1 Rule 13a-14(a)/15d-14(a) Certifications
31.2 Rule 13a-14(a)/15d-14(a) Certifications
32.1 Section 1350 Certifications
32.2 Section 1350 Certifications
SIGNATURE
     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC.
(Registrant)

Date May 2, 2008	/s/ Marc D. Hamburg

(Signature)
Marc D. Hamburg, Vice President
and Principal Financial Officer