Form 10-Q
period 2008-06-30
BERKSHIRE HATHAWAY INC
filed 2008-08-08
CIK 1067983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES [  ] NO [ X ]
     Number of shares of common stock outstanding as of August 1, 2008:
Class A —    1,071,188
Class B  — 14,341,151

FORM 10-Q BERKSHIRE HATHAWAY INC.	Q/E 6/30/08

FORM 10-Q	Q/E 6/30/08
Part I Financial Information
Item 1. Financial Statements
BERKSHIRE HATHAWAY INC. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(dollars in millions except per share amounts)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Insurance and Other:
Cash and cash equivalents	$28,148	$37,703
Investments:
Fixed maturity securities	32,445	28,515
Equity securities	69,507	74,999
Loans and receivables	16,547	13,157
Inventories	7,081	5,793
Property, plant and equipment and leased assets	16,513	9,969
Goodwill	26,916	26,306
Deferred charges reinsurance assumed	3,739	3,987
Other	9,315	7,797

	210,211	208,226

Utilities and Energy:
Cash and cash equivalents	1,002	1,178
Property, plant and equipment	27,195	26,221
Goodwill	5,593	5,543
Other	6,404	6,246

	40,194	39,188

Finance and Financial Products:
Cash and cash equivalents	2,009	5,448
Investments in fixed maturity securities	7,456	3,056
Loans and finance receivables	13,461	12,359
Goodwill	1,015	1,013
Other	3,446	3,870

	27,387	25,746

	$277,792	$273,160

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Losses and loss adjustment expenses	$56,519	$56,002
Unearned premiums	8,177	6,680
Life and health insurance benefits	3,999	3,804
Other policyholder liabilities	4,149	4,089
Accounts payable, accruals and other liabilities	12,112	10,672
Notes payable and other borrowings	3,739	2,680

	88,695	83,927

Utilities and Energy:
Accounts payable, accruals and other liabilities	6,347	6,043
Notes payable and other borrowings	18,891	19,002

	25,238	25,045

Finance and Financial Products:
Accounts payable, accruals and other liabilities	2,777	2,931
Derivative contract liabilities	8,432	6,887
Notes payable and other borrowings	13,605	12,144

	24,814	21,962

Income taxes, principally deferred	16,821	18,825

Total liabilities	155,568	149,759

Minority shareholders’ interests	4,230	2,668

Shareholders’ equity:
Common stock — Class A, $5 par value; Class B, $0.1667 par value	8	8
Capital in excess of par value	27,132	26,952
Accumulated other comprehensive income	14,881	21,620
Retained earnings	75,973	72,153

Total shareholders’ equity	117,994	120,733

	$277,792	$273,160

See accompanying Notes to Interim Consolidated Financial Statements

FORM 10-Q	Q/E 6/30/08
BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in millions except per share amounts)

	Second Quarter		First Six Months
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Revenues:
Insurance and Other:
Insurance premiums earned	$6,231	$5,950	$12,440	$19,464
Sales and service revenues	17,332	14,758	32,092	27,981
Interest, dividend and other investment income	1,261	1,284	2,445	2,404
Investment gains/losses	242	605	357	1,047

	25,066	22,597	47,334	50,896

Utilities and Energy:
Operating revenues	2,992	3,003	6,348	6,227
Other	43	57	81	106

	3,035	3,060	6,429	6,333

Finance and Financial Products:
Interest income	458	429	896	850
Investment gains/losses	4	4	4	5
Derivative gains/losses	689	319	(952)	462
Other	841	938	1,557	1,719

	1,992	1,690	1,505	3,036

	30,093	27,347	55,268	60,265

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	3,695	3,176	7,735	14,035
Life and health insurance benefits	452	380	942	815
Insurance underwriting expenses	1,524	1,420	2,921	2,713
Cost of sales and services	14,106	11,985	26,214	22,850
Selling, general and administrative expenses	2,049	1,761	3,909	3,402
Interest expense	40	37	73	80

	21,866	18,759	41,794	43,895

Utilities and Energy:
Cost of sales and operating expenses	2,410	2,408	4,994	4,896
Interest expense	296	280	590	552

	2,706	2,688	5,584	5,448

Finance and Financial Products:
Interest expense	157	152	306	300
Other	893	932	1,660	1,734

	1,050	1,084	1,966	2,034

	25,622	22,531	49,344	51,377

Earnings before income taxes and minority interests	4,471	4,816	5,924	8,888
Income taxes	1,443	1,617	1,851	3,005
Minority shareholders’ interests	148	81	253	170

Net earnings	$2,880	$3,118	$3,820	$5,713

Average common shares outstanding *	1,548,982	1,545,206	1,548,688	1,544,008
Net earnings per common share *	$1,859	$2,018	$2,467	$3,700

*	Average shares outstanding include average Class A common shares and average Class B common shares determined on an equivalent Class A common stock basis. Net earnings per share shown above represents net earnings per equivalent Class A common share. Net earnings per Class B common share is equal to one-thirtieth (1/30) of such amount.

See accompanying Notes to Interim Consolidated Financial Statements

FORM 10-Q	Q/E 6/30/08
BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	First Six Months
	2008	2007
	(Unaudited)
Net cash flows from operating activities	$4,991	$7,432

Cash flows from investing activities:
Purchases of fixed maturity securities	(26,754)	(3,352)
Purchases of equity securities	(5,513)	(11,456)
Sales of fixed maturity securities	11,950	4,454
Redemptions and maturities of fixed maturity securities	6,807	6,265
Sales of equity securities	1,764	2,092
Purchases of loans and finance receivables	(1,045)	(276)
Principal collections on loans and finance receivables	370	379
Acquisitions of businesses, net of cash acquired	(5,424)	(1,218)
Purchases of property, plant and equipment	(2,538)	(2,552)
Other	959	184

Net cash flows from investing activities	(19,424)	(5,480)

Cash flows from financing activities:
Proceeds from borrowings of finance businesses	4,118	401
Proceeds from borrowings of utilities and energy businesses	1,047	1,948
Proceeds from other borrowings	84	54
Repayments of borrowings of finance businesses	(2,602)	(184)
Repayments of borrowings of utilities and energy businesses	(1,120)	(217)
Repayments of other borrowings	(133)	(551)
Change in short term borrowings	(107)	(580)
Other	(31)	353

Net cash flows from financing activities	1,256	1,224

Effects of foreign currency exchange rate changes	7	31

Increase (decrease) in cash and cash equivalents	(13,170)	3,207
Cash and cash equivalents at beginning of year *	44,329	43,743

Cash and cash equivalents at end of first six months *	$31,159	$46,950

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$1,921	$1,367
Interest of finance and financial products businesses	257	287
Interest of utilities and energy businesses	592	562
Interest of insurance and other businesses	93	80
Non-cash investing activities:
Investments received in connection with the Equitas reinsurance transaction	—	6,529
Liabilities assumed in connection with acquisitions of businesses	4,309	184

* Cash and cash equivalents are comprised of the following:
Beginning of year —
Insurance and Other	$37,703	$37,977
Utilities and Energy	1,178	343
Finance and Financial Products	5,448	5,423

	$44,329	$43,743

End of first six months —
Insurance and Other	$28,148	$39,936
Utilities and Energy	1,002	1,178
Finance and Financial Products	2,009	5,836

	$31,159	$46,950

See accompanying Notes to Interim Consolidated Financial Statements

FORM 10-Q	Q/E 6/30/08
BERKSHIRE HATHAWAY INC.
and Subsidiaries
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
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
     On March 18, 2008, Berkshire acquired 60% of Marmon Holdings, Inc. (“Marmon”), a private company owned by trusts for the benefit of members of the Pritzker Family of Chicago for $4.5 billion. In the second quarter of 2008, Berkshire acquired additional shares of Marmon and owned 63.6% at June 30, 2008. Under the terms of the purchase agreement, Berkshire will acquire the remaining minority interests in Marmon over a five to six year period for consideration to be based on the future earnings of Marmon.
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
     A preliminary purchase price allocation related to the Marmon acquisition is summarized below (in millions).

Assets:		Liabilities and net assets:
Cash and cash equivalents	$217	Accounts payable, accruals and other liabilities	$1,028
Accounts receivable	970	Notes payable and other borrowings	1,071
Inventories	855	Income taxes, principally deferred	1,797
Property, plant and equipment and leased assets	6,280	Minority shareholders’ interest	1,568
Other, primarily goodwill and intangible assets	1,927	Net assets acquired	4,785

	$10,249		$10,249

FORM 10-Q	Q/E 6/30/08
Notes To Interim Consolidated Financial Statements (Continued)
Note 2. Business acquisitions (Continued)
     The results of operations for each of the businesses acquired are included in Berkshire’s consolidated results from the effective date of each acquisition. The following table sets forth certain unaudited pro forma consolidated earnings data for the first six months of 2008 and 2007, as if each acquisition was consummated on the same terms at the beginning of each year. Amounts are in millions, except earnings per share.

	2008	2007
Total revenues	$56,678	$64,623
Net earnings	3,867	5,766
Earnings per equivalent Class A common share	2,497	3,734
Note 3. Investments in fixed maturity securities
     Data with respect to investments in fixed maturity securities follows (in millions).

	Insurance and other		Finance and financial products
	June 30, 2008	Dec. 31, 2007	June 30, 2008	Dec. 31, 2007

Amortized cost	$31,678	$27,133	$5,740	$1,358
Gross unrealized gains	1,196	1,491	99	115
Gross unrealized losses	(429)	(109)	(4)	—

Fair value	$32,445	$28,515	$5,835	$1,473

     As of June 30, 2008, fixed maturity securities — Insurance and other included $2.4 billion in Federal Home Loan Bank discount notes that when purchased had maturity dates of more than three months but no greater than six months. Fixed maturity securities also included $6.5 billion (Insurance and other — $2.1 billion and Finance and financial products — $4.4 billion) of investment grade auction rate securities and variable rate demand notes issued by various states, municipalities and political subdivisions. The interest rates on these instruments are variable and are periodically reset at up to 35 day intervals. While substantially all of these securities are insured by third parties, acquisitions were limited to securities where Berkshire assessed and concluded that the underlying credit of the issuers was good without the benefit of an insurer’s guarantee. Approximately 80% of these securities were rated A or higher without the benefit of an insurer guarantee and approximately 60% of the remaining securities were not rated on an underlying basis. There were no investments in these securities as of December 31, 2007.
     Certain fixed maturity securities of the finance and financial products businesses are classified as held-to-maturity and are carried at amortized cost. The carrying value and fair value of these investments totaled $1,621 million and $1,767 million at June 30, 2008, respectively. At December 31, 2007, the carrying value and fair value of held-to-maturity securities totaled $1,583 million and $1,758 million, respectively. Gross unrealized losses at June 30, 2008 and December 31, 2007 included $86 million and $60 million, respectively, related to securities that have been in an unrealized loss position for 12 months or more. Berkshire has the ability and intent to hold these securities until fair value recovers.
Note 4. Investments in equity securities
     Data with respect to investments in equity securities follows (in millions).

	June 30,	December 31,
	2008	2007
Total cost	$49,238	$44,695
Gross unrealized gains	24,176	31,289
Gross unrealized losses	(3,907)	(985)

Total fair value	$69,507	$74,999

     Gross unrealized losses at June 30, 2008 and December 31, 2007 included $1,867 million and $566 million, respectively, related to individual purchases of securities in which Berkshire had gross unrealized gains of $3.9 billion at June 30, 2008 and $3.2 billion at December 31, 2007 in the same securities. Substantially all of the gross unrealized losses pertain to security positions that have been held for less than 12 months. Berkshire has the ability and intent to hold these securities until fair value recovers.
Note 5. Derivative contracts of finance and financial products businesses
     Berkshire utilizes derivative contracts in order to manage certain economic business risks as well as to assume specified amounts of market risk from others. The contracts summarized in the following table, with limited exceptions, are not designated as hedges for financial reporting purposes. Changes in the fair values of derivative assets and derivative liabilities that do not qualify as hedges are reported in the Consolidated Statements of Earnings as derivative gains/losses. Master netting agreements are utilized to manage counterparty credit risk, where gains and losses are netted across other contracts with that counterparty.

FORM 10-Q	Q/E 6/30/08
Notes To Interim Consolidated Financial Statements (Continued)
Note 5. Derivative contracts of finance and financial products businesses (Continued)
     Under certain circumstances, including a downgrade of its credit rating below specified levels, Berkshire may be required to post collateral against derivative contract liabilities. However, Berkshire is not required to post collateral with respect to most of its credit default and equity index put option contracts and at June 30, 2008 and December 31, 2007, Berkshire had posted no collateral with counterparties as security on these contracts.
     A summary of the fair value and gross notional value of open derivative contracts of finance and financial products businesses follows. Amounts are in millions.

	June 30, 2008			December 31, 2007
			Notional			Notional
	Assets *	Liabilities	Value	Assets *	Liabilities	Value
Credit default obligations	$13	$2,178	$8,792	$—	$1,838	$4,660
Equity index put options	—	5,845	39,878	—	4,610	35,043
Other	242	409		699	439

Derivative contract assets and liabilities	$255	$8,432		$699	$6,887

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
     SFAS 157 establishes a framework for measuring fair value by creating a hierarchy for observable independent market inputs and unobservable market assumptions and expands disclosures about fair value measurements. Considerable judgment may be required in interpreting market data used to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value.
     Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2008 are summarized in the following table by the type of inputs applicable to the fair value measurements (in millions).

		Quoted	Significant Other	Significant
	Total	Prices	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Insurance and other:
Investments in fixed maturity securities	$32,445	$5,952	$26,256	$237
Investments in equity securities	69,507	69,098	93	316
Finance and financial products:
Investments in fixed maturity securities	7,602	35	7,425	142
Net derivative contract liabilities	8,177	—	154	8,023
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

FORM 10-Q	Q/E 6/30/08
Notes To Interim Consolidated Financial Statements (Continued)
Note 6. Fair value measurements (Continued)
Level 3 – Inputs include unobservable inputs used in the measurement of assets and liabilities. Management is required to use its own assumptions regarding unobservable inputs because there is little, if any, market activity in the asset or liability or related observable inputs that can be corroborated at the measurement date. Measurements of non-exchange traded derivative contract assets and liabilities are primarily based on valuation models, discounted cash flow models or other valuation techniques that are believed to be used by market participants. Unobservable inputs require management to make certain projections and assumptions about the information that would be used by market participants in pricing an asset or liability.
     A reconciliation of assets and liabilities measured at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) from January 1, 2008 to June 30, 2008 follows (in millions).

	Insurance and other		Finance and financial products
	Investments		Investments	Net
	in fixed	Investments	in fixed	derivative
	maturity	in equity	maturity	contract
	securities	securities	securities	liabilities
Balance at January 1, 2008	$239	$356	$154	$(6,448)
Gains (losses) included in:
Earnings *	9	—	—	(1,014)
Other comprehensive income	(7)	(40)	(12)	—
Purchases, issuances and settlements	(12)	—	—	(561)
Transfers into (out of) Level 3	8	—	—	—

Balance at June 30, 2008	$237	$316	$142	$(8,023)

*
Gains and losses related to changes in valuations are included in the Consolidated Statements of Earnings as a component of investment gains/losses or derivative gains/losses, as appropriate. Substantially all of the losses included in earnings were unrealized losses related to liabilities outstanding as of June 30, 2008.

     Effective January 1, 2008, Berkshire adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” which permits entities to elect to measure eligible items at fair value at specified dates. Berkshire did not elect the fair value option for any eligible items.
Note 7. Loans and receivables
     Receivables of insurance and other businesses are comprised of the following (in millions).

	June 30,	December 31,
	2008	2007
Insurance premiums receivable	$5,612	$4,215
Reinsurance recoverables	3,187	3,171
Trade and other receivables	8,186	6,127
Allowances for uncollectible accounts	(438)	(356)

	$16,547	$13,157

     Loans and finance receivables of finance and financial products businesses are comprised of the following (in millions).

	June 30,	December 31,
	2008	2007
Consumer installment loans and finance receivables	$12,630	$11,506
Commercial loans and finance receivables	1,005	1,003
Allowances for uncollectible loans	(174)	(150)

	$13,461	$12,359

FORM 10-Q	Q/E 6/30/08
Notes To Interim Consolidated Financial Statements (Continued)
Note 8. Property, plant and equipment of utilities and energy businesses
     Property, plant and equipment of the utilities and energy businesses are summarized as follows (in millions).

	Ranges of
	estimated	June 30,	December 31,
	useful life	2008	2007
Utility generation, distribution and transmission system	5-85 years	$31,747	$30,369
Interstate pipeline assets	3-67 years	5,439	5,484
Independent power plants and other assets	3-30 years	1,344	1,330
Construction in progress	—	1,701	1,745

		40,231	38,928
Accumulated depreciation and amortization		(13,036)	(12,707)

		$27,195	$26,221

     The utility generation, distribution and transmission system and interstate pipeline assets are the regulated assets of public utility and natural gas pipeline subsidiaries. At June 30, 2008 and December 31, 2007, accumulated depreciation and amortization related to regulated assets totaled $12.6 billion and $12.3 billion, respectively. Substantially all of the construction in progress at June 30, 2008 and December 31, 2007 related to the construction of regulated assets.
Note 9. Inventories
     Inventories are comprised of the following (in millions).

	June 30,	December 31,
	2008	2007
Raw materials	$1,168	$897
Work in process and other	698	479
Finished manufactured goods	2,468	1,781
Purchased goods	2,747	2,636

	$7,081	$5,793

Note 10. Income taxes, principally deferred
     The liability for income taxes as of June 30, 2008 and December 31, 2007 as reflected in the accompanying Consolidated Balance Sheets is as follows (in millions).

	June 30,	December 31,
	2008	2007
Payable currently	$67	$(182)
Deferred	15,965	18,156
Other	789	851

	$16,821	$18,825

Note 11. Notes payable and other borrowings
     Notes payable and other borrowings of Berkshire and its subsidiaries are summarized below (in millions).

	June 30,	December 31,
	2008	2007
Insurance and other:
Issued or guaranteed by Berkshire	$1,724	$1,682
Issued by subsidiaries and not guaranteed by Berkshire *	2,015	998

	$3,739	$2,680

*    At June 30, 2008, includes borrowings of $1.1 billion of Marmon. (See Note 2).

	June 30,	December 31,
	2008	2007
Utilities and energy:
Issued by MidAmerican and its subsidiaries and not guaranteed by Berkshire:
MidAmerican senior unsecured debt	$5,573	$5,471
Subsidiary and project debt	13,012	13,227
Other	306	304

	$18,891	$19,002

FORM 10-Q	Q/E 6/30/08
Notes To Interim Consolidated Financial Statements (Continued)
Note 11. Notes payable and other borrowings (Continued)
     Subsidiary and project debt of utilities and energy businesses represents amounts issued by subsidiaries of MidAmerican pursuant to separate project financing agreements. All or substantially all of the assets of certain utility subsidiaries are or may be pledged or encumbered to support or otherwise secure the debt. These borrowing arrangements generally contain various covenants including, but not limited to, leverage ratios, interest coverage ratios and debt service coverage ratios. As of June 30, 2008, MidAmerican and its subsidiaries were in compliance with all applicable covenants. During the first six months of 2008, MidAmerican and its subsidiaries issued $1.0 billion of notes maturing in 2018 and repaid term debt of $1.1 billion. An additional $879 million of debt is scheduled to be repaid over the remainder of 2008.

	June 30,	December 31,
	2008	2007
Finance and financial products:
Issued by Berkshire Hathaway Finance Corporation (“BHFC”) and guaranteed by Berkshire	$10,829	$ 8,886
Issued by other subsidiaries and guaranteed by Berkshire	778	804
Issued by other subsidiaries and not guaranteed by Berkshire	1,998	2,454

	$13,605	$12,144

     During 2008, BHFC issued $4.0 billion of senior notes with maturities ranging from 2011 to 2018, and repaid $2.05 billion of maturing notes. An additional $1.05 billion of BHFC notes mature on October 15, 2008. Borrowings by BHFC are used to provide financing for consumer installment loans.
Note 12. Common stock
     The following table summarizes Berkshire’s common stock activity during the first six months of 2008.

	Class A common stock	Class B common stock
	(1,650,000 shares authorized)	(55,000,000 shares authorized)
	Issued and Outstanding	Issued and Outstanding
Balance at December 31, 2007	1,081,024	14,000,080
Common stock issued	955	17,262
Conversions of Class A common stock to Class B common stock	(8,954)	268,620

Balance at June 30, 2008	1,073,025	14,285,962

     Each share of Class A common stock is convertible, at the option of the holder, into thirty shares of Class B common stock. Class B common stock is not convertible into Class A common stock. Class B common stock has economic rights equal to one-thirtieth (1/30) of the economic rights of Class A common stock. Accordingly, on an equivalent Class A common stock basis, there are 1,549,224 shares outstanding at June 30, 2008 and 1,547,693 shares outstanding at December 31, 2007. Each Class A common share is entitled to one vote per share. Each Class B common share possesses the voting rights of one-two-hundredth (1/200) of the voting rights of a Class A share. Class A and Class B common shares vote together as a single class. In January 2008, Berkshire issued 955 shares of Class A common stock to acquire certain minority shareholder interests in MidAmerican.
Note 13. Comprehensive income
     Berkshire’s comprehensive income for the second quarter and first six months of 2008 and 2007 is shown in the table below (in millions).

	Second Quarter		First Six Months
	2008	2007	2008	2007
Net earnings	$2,880	$3,118	$3,820	$5,713

Other comprehensive income:
Increase (decrease) in unrealized appreciation of investments	(6,690)	2,637	(10,688)	771
Applicable income taxes and minority interests	2,378	(929)	3,798	(270)
Other	16	218	119	265
Applicable income taxes and minority interests	6	(41)	32	(59)

	(4,290)	1,885	(6,739)	707

Comprehensive income (loss)	$(1,410)	$5,003	$(2,919)	$6,420

FORM 10-Q	Q/E 6/30/08
Notes To Interim Consolidated Financial Statements (Continued)
Note 14. Equitas reinsurance agreement
     Effective March 30, 2007, the Berkshire Hathaway Reinsurance Group’s lead insurance entity, National Indemnity Company (“NICO”) and Equitas, a London based entity established to reinsure and manage the 1992 and prior years’ non-life insurance and reinsurance liabilities of the Names or Underwriters at Lloyd’s of London, entered into an agreement for NICO to initially provide up to $5.7 billion and to potentially provide up to an additional $1.3 billion of reinsurance to Equitas in excess of its undiscounted loss and allocated loss adjustment expense reserves as of March 31, 2006. NICO received substantially all of Equitas’ assets as consideration under the arrangement. The fair value of such consideration was $7.1 billion which included cash and miscellaneous receivables ($540 million) plus a combination of fixed maturity and equity securities which were delivered in April 2007. The cash and miscellaneous receivables received are included in the accompanying Condensed Consolidated Statement of Cash Flows for 2007 as components of operating cash flows. The investment securities received are reported as a non-cash investing activity. The Consolidated Statement of Earnings for the first six months of 2007 includes premiums earned of $7.1 billion and losses incurred of $7.1 billion from this transaction.
Note 15. Pension plans
     The components of net periodic pension expense for the second quarter and first six months of 2008 and 2007 are as follows (in millions).

	Second Quarter		First Six Months
	2008	2007	2008	2007
Service cost	$44	$51	$91	$101
Interest cost	115	108	227	219
Expected return on plan assets	(121)	(109)	(236)	(218)
Amortization of prior service costs and gains/losses	1	18	10	34

	$39	$68	$92	$136

Note 16. Accounting pronouncements to be adopted in the future
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R changes the accounting model for business combinations from a cost allocation standard to a standard that provides, with limited exceptions, for the recognition at fair value of all identifiable assets and liabilities of the business acquired, regardless of whether 100% or a lesser controlling interest of the business is acquired. SFAS 141R defines the acquisition date of a business acquisition as the date on which control is achieved (generally the closing date of the acquisition). SFAS 141R requires the recognition of assets and liabilities arising from contractual and non-contractual contingencies meeting a “more-likely-than-not” threshold at fair value at the acquisition date. SFAS 141R also provides that acquisition costs are expensed when incurred and expands disclosures. SFAS 141R is effective for business acquisitions with acquisition dates on or after January 1, 2009.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for non-controlling interests in consolidated subsidiaries (formerly “minority interests”) and for the deconsolidation of a subsidiary and also amends certain consolidation procedures for consistency with SFAS 141R. Under SFAS 160, non-controlling interests are reported in the consolidated statement of financial position as a separate component within shareholders’ equity. Net earnings and comprehensive income attributable to controlling and non-controlling interests are to be shown separately in the consolidated statements of earnings and comprehensive income. Any changes in ownership interests of a non-controlling interest where the parent retains a controlling interest are to be reported as equity transactions. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. When adopted, SFAS 160 is to be applied prospectively at the beginning of the year, except that the presentation and disclosure requirements are applied retrospectively for all periods presented.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.
     In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS 163”). SFAS 163 clarifies accounting standards applicable to financial guarantee insurance contracts and specifies certain disclosures. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, except certain disclosures are effective for periods beginning after June 30, 2008.

FORM 10-Q	Q/E 6/30/08
Notes To Interim Consolidated Financial Statements (Continued)
Note 16. Accounting pronouncements to be adopted in the future (Continued)
     Berkshire is evaluating the impact that these pronouncements will have on its consolidated financial statements but currently does not anticipate that the adoption of these pronouncements will have a material effect on its consolidated financial statements.
Note 17. Business segment data
     Berkshire’s consolidated segment data for the second quarter and first six months of 2008 and 2007 is as follows (in millions).

	Revenues
	Second Quarter		First Six Months
Operating Businesses:	2008	2007	2008	2007
Insurance group:
Premiums earned:
GEICO	$3,086	$2,939	$6,118	$5,797
General Re	1,488	1,494	3,192	3,096
Berkshire Hathaway Reinsurance Group	1,156	1,022	2,140	9,602
Berkshire Hathaway Primary Group	501	495	990	969
Investment income	1,221	1,247	2,320	2,334

Total insurance group	7,452	7,197	14,760	21,798
Finance and financial products	1,303	1,371	2,461	2,574
Marmon *	1,901	—	2,166	—
McLane Company	7,269	6,933	14,258	13,556
MidAmerican	3,035	3,060	6,429	6,333
Shaw Industries	1,337	1,407	2,561	2,692
Other businesses	6,986	6,647	13,377	12,166

	29,283	26,615	56,012	59,119
Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	935	928	(591)	1,516
Eliminations and other	(125)	(196)	(153)	(370)

	$30,093	$27,347	$55,268	$60,265

	Earnings before taxes
	and minority interests
	Second Quarter		First Six Months
Operating Businesses:	2008	2007	2008	2007
Insurance group:
Underwriting:
GEICO	$298	$325	$484	$620
General Re	102	230	144	260
Berkshire Hathaway Reinsurance Group	79	356	108	909
Berkshire Hathaway Primary Group	81	63	106	112
Net investment income	1,204	1,236	2,293	2,314

Total insurance group	1,764	2,210	3,135	4,215
Finance and financial products	254	277	495	519
Marmon *	261	—	289	—
McLane Company	68	72	141	130
MidAmerican	329	372	845	885
Shaw Industries	82	111	133	202
Other businesses	874	904	1,567	1,536

	3,632	3,946	6,605	7,487
Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	935	928	(591)	1,516
Interest expense, excluding interest allocated to business segments	(9)	(12)	(17)	(27)
Eliminations and other	(87)	(46)	(73)	(88)

	$4,471	$4,816	$5,924	$8,888

* Includes results from the acquisition date of March 18, 2008.

FORM 10-Q	Q/E 6/30/08
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
     Berkshire understands that the government is evaluating the actions of General Re and its subsidiaries to determine whether General Re or its subsidiaries conspired with others to misstate counterparty financial statements or aided and abetted such misstatements by the counterparties. Berkshire believes that government authorities are continuing to evaluate possible legal actions against General Re and its subsidiaries.

FORM 10-Q	Q/E 6/30/08
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

FORM 10-Q	Q/E 6/30/08
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     Net earnings for the second quarter and first six months of 2008 and 2007 are disaggregated in the table that follows. Amounts are after deducting minority interests and income taxes. Amounts are in millions.

	Second Quarter		First Six Months
	2008	2007	2008	2007
Insurance – underwriting	$360	$632	$541	$1,233
Insurance – investment income	884	862	1,686	1,610
Utilities and energy	208	231	524	524
Manufacturing, service and retailing	719	645	1,206	1,091
Finance and financial products	159	173	306	328
Other	(60)	(33)	(62)	(63)
Investment and derivative gains/losses	610	608	(381)	990

Net earnings	$2,880	$3,118	$3,820	$5,713

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
        Insurance — Underwriting
     A summary follows of underwriting results from Berkshire’s insurance businesses for the second quarter and first six months of 2008 and 2007. Amounts are in millions.

	Second Quarter		First Six Months
	2008	2007	2008	2007
Underwriting gain attributable to:
GEICO	$298	$325	$484	$620
General Re	102	230	144	260
Berkshire Hathaway Reinsurance Group	79	356	108	909
Berkshire Hathaway Primary Group	81	63	106	112

Pre-tax underwriting gain	560	974	842	1,901
Income taxes and minority interests	200	342	301	668

Net underwriting gain	$360	$632	$541	$1,233

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
     Berkshire’s management views insurance businesses as possessing two distinct operations — underwriting and investing. Underwriting decisions are the responsibility of the unit managers; investing decisions are the responsibility of Berkshire’s Chairman and CEO, Warren E. Buffett, except for selected investment portfolios which are the responsibility of investment managers at GEICO and General Re. Accordingly, Berkshire evaluates performance of underwriting operations without any allocation of investment income.
     A significant marketing strategy followed by Berkshire’s insurance businesses is the maintenance of extraordinary capital strength. Combined statutory surplus of Berkshire’s insurance businesses totaled approximately $62 billion at December 31, 2007. This superior capital strength creates opportunities, especially with respect to reinsurance activities, to negotiate and enter into insurance and reinsurance contracts specially designed to meet the unique needs of insurance and reinsurance buyers.
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

FORM 10-Q	Q/E 6/30/08
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
          Insurance — Underwriting (Continued)
     Berkshire believes that underwriting gains in 2008 will be substantially lower than in 2007 as price competition has steadily increased over the past two years in most property and casualty markets. In addition, Berkshire’s property and casualty reinsurance operations have benefited during the past two years from relatively low levels of catastrophe losses, which investors should not assume will recur in 2008. Additional information regarding Berkshire’s insurance and reinsurance operations follows.
     GEICO
     GEICO primarily provides private passenger automobile coverages to insureds in 49 states and the District of Columbia. GEICO policies are marketed mainly by direct response methods in which customers apply for coverage directly to the company via the Internet, over the telephone or through the mail. This is a significant element in GEICO’s strategy to be a low cost insurer. In addition, GEICO strives to provide excellent service to customers, with the goal of establishing long-term customer relationships. GEICO’s pre-tax underwriting results for the second quarter and first six months of 2008 and 2007 are summarized in the table below. Dollar amounts are in millions.

	Second Quarter				First Six Months
	2008		2007		2008		2007
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums earned	$3,086	100.0	$2,939	100.0	$6,118	100.0	$5,797	100.0

Losses and loss expenses	2,233	72.4	2,095	71.3	4,518	73.9	4,138	71.4
Underwriting expenses	555	18.0	519	17.6	1,116	18.2	1,039	17.9

Total losses and expenses	2,788	90.4	2,614	88.9	5,634	92.1	5,177	89.3

Pre-tax underwriting gain	$298		$325		$484		$620

     Premiums earned in 2008 exceeded amounts earned in 2007 by $147 million (5.0%) for the second quarter and $321 million (5.5%) for the first six months. The growth in premiums earned for voluntary auto was 5.3%, which represented an increase in policies-in-force of 7.8%, partially offset by a decline in average premiums per policy. Policies-in-force over the last twelve months increased 6.6% in the preferred risk auto markets and 11.6% in the standard and nonstandard auto markets. Voluntary auto new business sales in the first six months of 2008 declined slightly compared to 2007. Voluntary auto policies-in-force at June 30, 2008 were 340,000 greater than at December 31, 2007.
     Losses and loss adjustment expenses incurred in 2008 exceeded 2007 amounts by $138 million (6.6%) for the second quarter and $380 million (9.2%) for the first six months. The loss ratio was 73.9% in the first six months of 2008 compared to 71.4% in 2007. The comparatively higher loss ratio in 2008 reflected an overall increase in average claim severities and the effect of lower average premiums per policy, partially offset by overall declines in claim frequencies. Average injury and physical damage severities in 2008 increased in the five to eight percent range from 2007. Claims frequencies in 2008 for physical damage coverages decreased in the six to eight percent range from 2007 while frequencies for injury coverages decreased in the four to six percent range. Incurred losses from catastrophe events for the first six months of 2008 were $60 million, exceeding 2007 by approximately $40 million. Management anticipates that the loss ratio over the remainder of 2008 will be higher than in 2007, resulting in comparatively lower underwriting gains. Underwriting expenses incurred in the first six months of 2008 were $1,116 million, an increase of 7.4% compared to 2007. The increase in expenses reflects higher advertising and policy issuance costs.
     General Re
     General Re conducts a reinsurance business offering property and casualty and life and health coverages to clients worldwide. Property and casualty reinsurance is written in North America on a direct basis through General Reinsurance Corporation and internationally through 95% owned Cologne Re (based in Germany) and other wholly-owned affiliates. Property and casualty reinsurance is also written through brokers by Faraday in London. Life and health reinsurance is written worldwide through Cologne Re. General Re strives to generate underwriting gains in essentially all of its product lines. Underwriting performance is not evaluated based upon market share and underwriters are instructed to reject inadequately priced risks. General Re’s underwriting results for the second quarter and first six months of 2008 and 2007 are summarized in the table below. Amounts are in millions.

	Premiums earned				Pre-tax underwriting gain/loss
	Second Quarter		First Six Months		Second Quarter		First Six Months
	2008	2007	2008	2007	2008	2007	2008	2007
Property/casualty	$821	$871	$1,859	$1,865	$55	$182	$70	$177
Life/health	667	623	1,333	1,231	47	48	74	83

	$1,488	$1,494	$3,192	$3,096	$102	$230	$144	$260

FORM 10-Q	Q/E 6/30/08
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     General Re (Continued)
Property/casualty
     Property/casualty premiums earned in the second quarter and first six months of 2008 declined $50 million (5.7%) and $6 million (0.3%), respectively, versus the corresponding 2007 periods. Premiums earned in the first six months of 2008 included $205 million with respect to a reinsurance to close transaction in the first quarter, which increased General Re’s economic interest in the runoff of Lloyd’s Syndicate 435’s 2000 year of account from 39% to 100%. A similar reinsurance to close transaction in the first quarter of 2007 generated earned premiums of $114 million and increased General Re’s economic interest in the runoff of Lloyd’s Syndicate 435’s 2001 year of account from 60% to 100%. In each transaction, General Re assumed a corresponding amount of net loss reserves and as a result these transactions had no impact on underwriting gains or losses. General Re now possesses 100% of the economic interest in the years of account 2000 through 2008 of Lloyd’s Syndicate 435.
     Excluding the increase in premiums earned from the reinsurance to close transactions and the effects of foreign currency exchange rate changes, premiums earned in the first six months of 2008 decreased $182 million (10.4%) from 2007. The reduced premium volume reflects continued underwriting discipline by declining to accept business where pricing is considered inadequate. Price competition continues to put downward pressure on premium rates in most reinsurance markets. Absent any major new business or significant transactions, General Re’s premium volume will likely decline further over the remainder of 2008 when compared with 2007, as non-renewals and policy cancellations are expected to exceed new business.
     The property/casualty business produced underwriting gains of $55 million in the second quarter and $70 million in the first six months of 2008 compared with underwriting gains of $182 million and $177 million in the respective 2007 periods. Results for the first six months of 2008 included a gain of $133 million from property business and a loss of $63 million from casualty and workers’ compensation business. Property results for the first six months of 2008 included $50 million of catastrophe losses arising primarily from winter storm Emma in Germany and hailstorms in Europe. The loss from casualty and workers’ compensation business for the first six months of 2008 included losses of $60 million from workers’ compensation reserve discount accretion and deferred charge amortization. Underwriting results for the first six months of 2007 were comprised of gains of $174 million from property business and $3 million from casualty and workers’ compensation business. In 2007, property results included catastrophe losses of $110 million from windstorm Kyrill in Northern Europe and casualty results reflected losses of $63 million from workers’ compensation reserve discount accretion and deferred charge amortization. Underwriting results in both 2008 and 2007 were adversely impacted by legal costs incurred in connection with the regulatory investigations of finite reinsurance.
Life/health
     Life/health premiums earned in the second quarter and first six months of 2008 increased $44 million (7.1%) and $102 million (8.3%), respectively, over the comparable periods in 2007. Before the effects of changes in foreign currency exchange rates, premiums earned in 2008 were relatively unchanged from 2007. Life/health operations produced comparable underwriting gains in the second quarter and first six months of 2008 versus the corresponding 2007 periods. Underwriting results in each year were driven by gains from life business due primarily to favorable mortality and were partially offset by losses in the U.S. long-term health care business.
     Berkshire Hathaway Reinsurance Group
     The Berkshire Hathaway Reinsurance Group (“BHRG”) underwrites excess-of-loss reinsurance and quota-share coverages for insurers and reinsurers worldwide. BHRG’s business includes catastrophe excess-of-loss reinsurance and excess direct and facultative reinsurance for large or otherwise unusual discrete property risks referred to as individual risk. Retroactive reinsurance policies provide indemnification of losses and loss adjustment expenses with respect to past loss events. Other multi-line refers to other business written on both a quota-share and excess basis, participations in and contracts with Lloyd’s syndicates, as well as property, aviation and workers’ compensation programs. BHRG’s underwriting results for the second quarter and first six months of 2008 and 2007 are summarized in the table below. Amounts are in millions.

	Premiums earned				Pre-tax underwriting gain/loss
	Second Quarter		First Six Months		Second Quarter		First Six Months
	2008	2007	2008	2007	2008	2007	2008	2007
Catastrophe and individual risk	$222	$392	$439	$866	$176	$330	$350	$804
Retroactive reinsurance	3	5	3	7,394	(112)	(112)	(233)	(190)
Other multi-line	931	625	1,698	1,342	15	138	(9)	295

	$1,156	$1,022	$2,140	$9,602	$79	$356	$108	$909

FORM 10-Q	Q/E 6/30/08
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Berkshire Hathaway Reinsurance Group (Continued)
     Premiums earned in the second quarter and first six months of 2008 from catastrophe and individual risk contracts declined $170 million (43%) and $427 million (49%), respectively, compared with the prior year periods. The level of business written in a given period will vary significantly due to changes in market conditions and management’s assessment of the adequacy of premium rates. Throughout 2007 and the first six months of 2008, catastrophe and individual risk business written declined as increased price competition resulted in fewer opportunities to write business at prices acceptable to BHRG. As a result, premiums written in the first six months of 2008 declined 29% versus 2007. Catastrophe and individual risk premiums earned over the remainder of 2008 are expected to continue to be lower than in 2007. Pre-tax underwriting gains in 2008 and 2007 reflected no significant catastrophe losses. Underwriting gains over the remainder of 2008 are expected to be significantly lower compared to 2007 as a result of the anticipated declines in premium volume in 2008 and the absence of major catastrophe losses in 2007.
     Premiums from retroactive reinsurance for the first six months of 2007 included approximately $7.1 billion from the Equitas reinsurance agreement which became effective on March 30, 2007. Retroactive policies generally provide very large, but limited, indemnification of unpaid losses and loss adjustment expenses with respect to past loss events that are generally expected to be paid over long periods of time. The underwriting losses from retroactive policies primarily represent the periodic amortization of deferred charges established at the inception of the contracts. At June 30, 2008, unamortized deferred charges for all of BHRG’s retroactive contracts were approximately $3.5 billion and gross unpaid losses were approximately $16.6 billion.
     Premiums earned in the second quarter and first six months of 2008 from other multi-line business exceeded amounts earned in the prior year periods by $306 million (49%) and $356 million (27%), respectively. Premiums earned in the second quarter and first six months of 2008 included $534 million and $673 million, respectively, from a quota-share contract with Swiss Reinsurance Company and its property/casualty affiliates (“Swiss Re”) that became effective January 1, 2008. Under the agreement, BHRG assumes a 20% quota-share of the premiums and related losses and expenses on all property/casualty risks of Swiss Re incepting over the five year period ending December 31, 2012. Based on recent annual premium volume, BHRG’s annual written premium under this agreement is expected to be in the $3 billion range; however, actual premiums assumed over the five year period could vary significantly depending on Swiss Re’s response to market conditions and opportunities that arise over the contract term. Otherwise, multi-line premiums earned in the first six months of 2008 declined 24% versus 2007 reflecting comparatively lower premium volume from workers’ compensation programs and Lloyd’s market participations. Multi-line business produced a pre-tax underwriting loss of $9 million in the first six months of 2008 compared to a gain of $295 million in 2007. Underwriting results in 2008 reflected significant declines in underwriting gains from property and workers’ compensation business and increased casualty losses versus 2007.
     In December 2007, BHRG formed a mono-line financial guarantee insurance company, Berkshire Hathaway Assurance Corporation (“BHAC”). BHAC commenced operations during the first quarter of 2008 and is licensed in 49 states. As of June 30, 2008, BHAC had approximately $1 billion in capital and has received the highest rating available from two credit rating agencies. BHRG is pursuing opportunities to write financial guarantee insurance on municipal bonds and entered into agreements that generated $520 million in consideration during 2008. In its first six months of operations, BHAC produced $210 million of written premiums. The impact of this new business on underwriting results was nominal. In addition, BHRG received $310 million for transactions which were structured as credit default derivative contracts and which provide the counterparties with credit protection on specified municipal bond issues.
     Berkshire Hathaway Primary Group
     Premiums earned in the second quarter and first six months of 2008 by Berkshire’s various primary insurers were $501 million and $990 million, respectively, which increased slightly over the premiums earned in the corresponding prior year periods. For the first six months, Berkshire’s primary insurers produced underwriting gains of $106 million in 2008 and $112 million in 2007. Net underwriting gains in the first six months of 2008 reflected a significant decline in underwriting gains from the NICO Primary Group, which was mostly offset by increases from MedPro and US Liability and the inclusion of USBoat (acquired in August 2007).
     Insurance — Investment Income
     A summary of net investment income of Berkshire’s insurance businesses for the second quarter and first six months of 2008 and 2007 follows. Amounts are in millions.

	Second Quarter		First Six Months
	2008	2007	2008	2007
Investment income before taxes and minority interests	$1,204	$1,236	$2,293	$2,314
Income taxes and minority interests	320	374	607	704

Investment income after taxes and minority interests	$884	$862	$1,686	$1,610

     Pre-tax investment income earned by insurance operations in the second quarter and first six months of 2008 declined $32 million and $21 million, respectively, from the amounts earned in the comparable 2007 periods. For the first six months of

FORM 10-Q	Q/E 6/30/08
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
          Insurance — Investment Income (Continued)
2008, dividend income increased approximately $330 million, reflecting increased investments in equity securities and increased dividend rates with respect to certain securities. The increases in dividends earned were more than offset by declines in interest earned, reflecting lower investment levels and generally lower interest rates applicable to short term investments versus the first half of 2007.
     A summary of cash and investments held in Berkshire’s insurance businesses follows. Amounts are in millions.

	June 30,	Dec. 31,	June 30,
	2008	2007	2007
Cash and cash equivalents	$25,358	$28,257	$35,910
Equity securities	69,278	74,681	73,237
Fixed maturity securities	30,169	27,922	25,417

	$124,805	$130,860	$134,564

     Fixed maturity securities as of June 30, 2008 were as follows. Amounts are in millions.

	Amortized	Unrealized
	Cost	Gains/Losses	Fair Value
U.S. Treasury, government corporations and agencies	$4,663	$46	$4,709
States, municipalities and political subdivisions	2,052	58	2,110
Foreign governments	10,117	(89)	10,028
Corporate bonds and redeemable preferred stocks, investment grade	4,707	(7)	4,700
Corporate bonds and redeemable preferred stocks, non-investment grade	4,594	733	5,327
Mortgage-backed securities	3,268	27	3,295

	$29,401	$768	$30,169

     U.S. government obligations are rated AAA by the major rating agencies and approximately 95% of all state, municipal and political subdivisions, foreign government obligations and mortgage-backed securities were rated AA or higher. Non-investment grade securities represent securities that are rated below BBB- or Baa3.
     Invested assets derive from shareholder capital and reinvested earnings as well as net liabilities assumed under insurance contracts or “float.” The major components of float are unpaid losses, unearned premiums and other liabilities to policyholders less premiums and reinsurance receivables, deferred charges assumed under retroactive reinsurance contracts and deferred policy acquisition costs. Float was approximately $59 billion at June 30, 2008 and was relatively unchanged from December 31, 2007. The cost of float, as represented by the ratio of pre-tax underwriting gain or loss to average float, was negative in 2008 and 2007, as Berkshire’s insurance businesses generated underwriting gains in each period.
          Utilities and Energy (“MidAmerican”)
     Revenues and earnings from MidAmerican for the second quarter and first six months of 2008 and 2007 are summarized below. Amounts are in millions.

	Second Quarter				First Six Months
	Revenues		Earnings		Revenues		Earnings
	2008	2007	2008	2007	2008	2007	2008	2007
MidAmerican Energy Company	$1,093	$983	$67	$89	$2,471	$2,234	$201	$212
PacifiCorp	1,069	1,043	159	156	2,176	2,081	327	319
Natural gas pipelines	244	223	91	70	588	546	283	252
U.K. utilities	244	263	73	76	533	519	193	156
Real estate brokerage	347	475	15	37	592	813	(4)	35
Other	38	73	13	19	69	140	17	57

	$3,035	$3,060			$6,429	$6,333

Earnings before corporate interest and taxes			418	447			1,017	1,031
Interest, other than to Berkshire			(89)	(75)			(172)	(146)
Interest on Berkshire junior debt			(22)	(29)			(45)	(58)
Income taxes and minority interests			(87)	(102)			(238)	(273)

Net earnings			$220	$241			$562	$554

Earnings applicable to Berkshire *			$208	$231			$524	$524

Debt owed to others at June 30							$18,891	$18,214
Debt owed to Berkshire at June 30							$754	$988

*	Net of minority interests and includes interest earned by Berkshire (net of related income taxes).

FORM 10-Q	Q/E 6/30/08
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
          Utilities and Energy (“MidAmerican”) (Continued)
     Berkshire currently owns an 88.2% (87.4% diluted) voting and economic interest in MidAmerican Energy Holdings Company (“MidAmerican”), an international energy company. MidAmerican’s domestic regulated energy interests are comprised of two regulated utility companies (MidAmerican Energy Company (“MEC”) and PacifiCorp) serving over 3 million retail customers and two interstate natural gas pipeline companies with over 17,000 miles of pipeline in operation and design capacity of about 6.9 billion cubic feet of natural gas per day. In the United Kingdom, electricity distribution subsidiaries serve about 3.8 million electricity end users. The rates that MidAmerican’s utilities, electricity distribution businesses and natural gas pipelines may charge customers for energy and other services are generally subject to regulatory approval. Rates are based in large part on the costs of business operations, including a return on capital. To the extent these operations are not allowed to include such costs in the approved rates, operating results will be adversely affected. In addition, MidAmerican’s other businesses include a diversified portfolio of independent power projects and the second-largest residential real estate brokerage firm in the United States.
     In 2008, MEC’s revenues for the second quarter and for the first six months increased $110 million (11%) and $237 million (11%), respectively, over the comparable 2007 periods. In 2008, MEC’s regulated natural gas revenues increased $71 million for the second quarter and $143 million for the first six months over 2007, primarily due to higher per-unit gas costs which were passed on to customers through rates and higher sales volume (increased demand due to colder temperatures). In addition, MEC’s non-regulated energy and other revenues increased $14 million for the second quarter and $75 million for the first six months versus 2007 primarily attributable to higher average prices. PacifiCorp’s revenues in the second quarter and first six months of 2008 increased $26 million (2%) and $95 million (5%), respectively, over revenues in 2007 due primarily to higher retail sales volume, higher retail rates and increased wholesale revenues.
     In 2008, natural gas pipelines revenues increased $21 million (9%) in the second quarter and $42 million (8%) over revenues in the corresponding 2007 periods, due primarily to overall stronger market conditions, the impact of system expansion projects and a reduction in customer refund liabilities related to a current rate proceeding. U.K. utility revenues in the second quarter decreased $19 million (7%) versus 2007 and for first six months of 2008 increased $14 million (3%) over 2007. Regulatory rates that were increased in 2007 to allow for certain cost recoveries were lowered during the second quarter of 2008. Otherwise, distribution volume declined as a result of lower average consumption per customer. Real estate brokerage revenues in the second quarter and first six months of 2008 declined $128 million (27%) and $221 million (27%), respectively, from the prior year periods due to significant declines in transaction volume, reflecting the continuing weakness in U.S. housing markets.
     MidAmerican’s earnings before corporate interest and income taxes (“EBIT”) for the second quarter of 2008 of $418 million decreased $29 million (6%) as compared to 2007. For the first six months of 2008, EBIT was $1,017 million, and was relatively unchanged from 2007. EBIT of MEC and PacifiCorp decreased $19 million (8%) in the second quarter of 2008 and for the first six months was relatively unchanged compared to 2007. Increased revenues from these operations were substantially offset by higher costs of fuel, scheduled maintenance costs, storm damage repairs and increased interest expense. EBIT of natural gas pipelines in 2008 increased $21 million (30%) for the second quarter and $31 million (12%) for the first six months versus 2007, primarily due to the aforementioned revenue increases. EBIT of the U.K. utilities in the first six months of 2008 increased $37 million (24%) over 2007 and was primarily due to the increase in revenues as well as lower interest expense. In 2008, EBIT of the real estate brokerage business for the second quarter and first six months declined significantly versus 2007, attributable to the aforementioned decline in transaction volume resulting from ongoing poor conditions in the U.S. housing markets.
     Manufacturing, Service and Retailing
     A summary of second quarter and first six months revenues and pre-tax earnings of 2008 and 2007 for Berkshire’s manufacturing, service and retailing businesses follows. Amounts are in millions.

	Second Quarter				First Six Months
	Revenues		Earnings		Revenues		Earnings
	2008	2007	2008	2007	2008	2007	2008	2007
Marmon	$1,901	$—	$261	$—	$2,166	$—	$289	$—
McLane Company	7,269	6,933	68	72	14,258	13,556	141	130
Shaw Industries	1,337	1,407	82	111	2,561	2,692	133	202
Other manufacturing	3,972	3,817	528	567	7,475	7,030	980	1,011
Other service	2,276	2,033	317	282	4,402	3,568	526	421
Retailing	738	797	29	55	1,500	1,568	61	104

	$17,493	$14,987			$32,362	$28,414

Pre-tax earnings			$1,285	$1,087			$2,130	$1,868
Income taxes and minority interests			566	442			924	777

			$719	$645			$1,206	$1,091

FORM 10-Q	Q/E 6/30/08
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
          Manufacturing, Service and Retailing (Continued)
Marmon
     On March 18, 2008, Berkshire acquired a 60% interest in Marmon Holdings, Inc. (“Marmon”). During the second quarter of 2008, Berkshire acquired additional interests in Marmon and at June 30, 2008 owned 63.6% of Marmon. Marmon’s operating results are included in Berkshire’s consolidated results from the date of the initial acquisition. See Note 2 to the accompanying Interim Consolidated Financial Statements for additional information concerning Marmon’s operations. For the six months ending June 30, 2008, Marmon’s revenues and pre-tax earnings were approximately $3.6 billion and $500 million, respectively, and were relatively unchanged from the first six months of 2007. In 2008, revenues and pre-tax earnings reflected increases in the transportation services and water treatment businesses offset by declines in the wire & cable and flow products businesses.
McLane Company
     McLane’s revenues for the second quarter and first six months of 2008 increased $336 million (5%) and $702 million (5%), respectively, over the corresponding 2007 periods. The increases in revenues reflect additional grocery and foodservice customers as well as manufacturer price increases and state excise tax increases which were passed on to customers. Pre-tax earnings for the second quarter of 2008 declined $4 million (6%) from 2007 and for the first six months of 2008 increased $11 million (8%) over 2007. Pre-tax earnings in 2007 included a gain of $10 million in the second quarter from a litigation settlement. McLane’s business is marked by high sales volume and very low profit margins and is subject to significant price competition. The gross sales margin rate for the first six months of 2008 was approximately 6.0% versus 5.8% for the first six months of 2007. The comparative increase in the gross margin rate reflects price changes related to certain categories of grocery products and the impact of a heavy liquids sales surcharge which began in April 2007 and was partially offset by higher fuel, insurance and other administrative costs. Approximately one-third of McLane’s annual revenues are from Wal-Mart. A curtailment of purchasing by Wal-Mart could have a material adverse impact on the earnings of McLane.
Shaw Industries
     Revenues of Shaw Industries in the second quarter and first six months of 2008 declined $70 million (5%) and $131 million (5%), respectively, as compared to the same periods in 2007. The decreases were primarily due to an 11% reduction in year-to-date carpet sales volume, driven by a 13% decline in residential carpet partially offset by an increase in commercial carpet and slightly higher average selling prices. The decrease in residential carpet volume in 2008 reflected the significant downturn in residential real estate activity that began in 2006, which has been exacerbated by the mortgage lending crisis.
     In 2008, pre-tax earnings declined $29 million (26%) for the second quarter and $69 million (34%) for the first six months as compared to 2007, reflecting the aforementioned decline in sales volume and higher product costs due to lower manufacturing efficiencies from decreased production as well as the negative impact of rising raw material costs. Raw materials in carpet are predominantly petrochemicals, the costs of which are correlated with the price of oil. To offset rising raw material costs, Shaw has instituted sales price increases. Management expects residential housing and real estate activities to remain depressed for the remainder of 2008. Consequently, Shaw’s sales volume and earnings over the remainder of 2008 are likely to be lower as compared to 2007.
Other manufacturing
     Berkshire’s other manufacturing businesses include a wide array of businesses. Included in this group are several manufacturers of building products (Acme Building Brands, Benjamin Moore, Johns Manville and MiTek) and apparel (led by Fruit of the Loom which includes the Russell athletic apparel and sporting goods business and the Vanity Fair Brands women’s intimate apparel business acquired in April 2007). Also included in this group are Forest River, a leading manufacturer of leisure vehicles, CTB International (“CTB”), a manufacturer of equipment for the livestock and agricultural industries and the ISCAR Metalworking Companies (“IMC”), an industry leader in the metal cutting tools business with operations worldwide. There are also numerous other manufacturers of consumer and commercial products in this diverse group.
     Revenues of other manufacturing businesses in the second quarter and first six months of 2008 increased $155 million (4%) and $445 million (6%), respectively, over the corresponding prior year periods. The increases were primarily attributable to the inclusion of businesses acquired in 2007 and increased revenues from IMC and CTB, partially offset by lower revenues from Forest River. In addition, demand for certain building products continues to be adversely affected as a result of the general slowdown in housing construction.
     Pre-tax earnings of other manufacturing businesses were $528 million in the second quarter and $980 million in the first six months of 2008 and represented decreases of $39 million (7%) and $31 million (3%), respectively, compared with 2007. The declines reflected lower earnings from apparel and building products businesses, partially offset by increased earnings from IMC and CTB. Increasing raw material costs and lower manufacturing efficiencies from lower production have

FORM 10-Q	Q/E 6/30/08
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
          Manufacturing, Service and Retailing (Continued)
Other manufacturing (Continued)
resulted in deterioration in operating earnings in 2008 for several of Berkshire’s manufacturing businesses. Revenues and earnings from the building products businesses will likely decline further during the remainder of 2008 as a result of the slowdown in housing construction.
Other service
     Berkshire’s other service businesses include NetJets, the world’s leading provider of fractional ownership programs for general aviation aircraft, and FlightSafety, a provider of high technology training to operators of aircraft and ships. Among the other businesses included in this group are: TTI, a leading electronic components distributor (acquired March 2007); Business Wire, a leading distributor of corporate news, multimedia and regulatory filings; The Pampered Chef, a direct seller of high quality kitchen tools; International Dairy Queen, a licensor and service provider to about 6,000 stores that offer prepared dairy treats and food; The Buffalo News, a publisher of a daily and Sunday newspaper; and businesses that provide management and other services to insurance companies.
     In 2008, revenues of the other service businesses of $2,276 million in the second quarter and $4,402 million in the first six months increased $243 million (12%) and $834 million (23%), respectively, over the corresponding 2007 periods. In 2008, pre-tax earnings of $317 million in the second quarter and $526 million in the first six months increased $35 million (12%) and $105 million (25%) over the corresponding 2007 periods.
     Results for the first six months of 2008 reflect six months of revenues and earnings from TTI whereas results in 2007 included TTI’s post-acquisition date results. Approximately 50% of the increase in pre-tax earnings for the first six months was due to TTI with the remainder due primarily to NetJets, FlightSafety and Business Wire.
Retailing
     Berkshire’s retail operations consist of four home furnishings (Nebraska Furniture Mart, R.C. Willey, Star Furniture and Jordan’s) and three jewelry (Borsheims, Helzberg and Ben Bridge) retailers. See’s Candies is also included in this group. Revenues of the retailing businesses in the second quarter and first six months of 2008 declined $59 million (7%) and $68 million (4%), respectively, from the corresponding 2007 periods. Pre-tax earnings in 2008 decreased $26 million (47%) in the second quarter and $43 million (41%) in the first six months from the corresponding 2007 periods. Pre-tax earnings in 2008 declined in all of Berkshire’s retail operations. Management believes weak local residential housing markets and general economic conditions as well as an overall decline in consumer confidence has produced a slowdown in Berkshire’s retail businesses.
          Finance and Financial Products
     A summary of revenues and pre-tax earnings from Berkshire’s finance and financial products businesses follows. Amounts are in millions.

		Second Quarter				First Six Months
	Revenues		Earnings		Revenues		Earnings
	2008	2007	2008	2007	2008	2007	2008	2007
Manufactured housing and finance	$937	$1,009	$86	$146	$1,754	$1,854	$201	$262
Furniture/transportation equipment leasing	196	206	22	33	386	406	40	62
Other	170	156	146	98	321	314	254	195

	$1,303	$1,371			$2,461	$2,574

Pre-tax earnings			$254	$277			$495	$519
Income taxes and minority interests			95	104			189	191

			$159	$173			$306	$328

     Revenues in the second quarter and first six months of 2008 from manufactured housing and finance activities (Clayton Homes) decreased $72 million (7%) and $100 million (5%), respectively, from 2007 reflecting lower home sales to independent dealers, partially offset by increased interest income from installment loans. Unit sales in the first six months of 2008 declined approximately 8% from 2007. In addition, a higher proportion of single-section units as compared to multi-section units were sold in 2008 causing a decrease in average sales price per home. The increase in interest income reflects higher average installment loan balances in 2008 versus 2007. Installment loan balances were approximately $12.2 billion as of June 30, 2008, an increase of approximately $1.1 billion since December 31, 2007. The increase was principally due to loan portfolio acquisitions.

FORM 10-Q	Q/E 6/30/08
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Finance and Financial Products (Continued)
     Pre-tax earnings of Clayton Homes in the second quarter and first six months of 2008 declined $60 million (41%) and $61 million (23%), respectively, from 2007. Pre-tax earnings in 2008 included a $22 million gain from the sale of certain housing community assets in the first quarter. In 2008, net interest income from financing activities increased $23 million for the second quarter and $46 million for the first six months compared with 2007. However, earnings from manufacturing and retail activities declined significantly due to reduced unit sales and product mix changes to smaller units, which coupled with higher material costs adversely affected gross profit margins.
     Pre-tax earnings from furniture and transportation equipment leasing activities for the first six months of 2008 declined $22 million (35%) compared to 2007. The decline primarily reflects lower rental income driven by relatively low utilization rates for over-the-road trailer and storage units. Significant cost components of this business are fixed (depreciation and facility expenses). Earnings from other finance business activities consist primarily of interest income earned on short-term and fixed maturity investments and from a small portfolio of commercial real estate loans.
     Investment and Derivative Gains/Losses
     A summary of investment and derivative gains and losses follows. Amounts are in millions.

	Second Quarter		First Six Months
	2008	2007	2008	2007
Investment gains/losses	$246	$609	$361	$1,052
Derivative gains/losses	689	319	(952)	464

Gains/losses before income taxes and minority interests	935	928	(591)	1,516
Income taxes and minority interests	325	320	(210)	526

Net gains/losses	$610	$608	$(381)	$990

     Investment gains or losses are recognized upon the sales of investments, recognition of non-cash other-than-temporary-impairment losses or as otherwise required under GAAP. The timing of realized gains or losses from sales can have a material effect on periodic earnings. However, such gains or losses usually have little, if any, impact on total shareholders’ equity because most equity and fixed maturity investments are carried at fair value with the unrealized gain or loss included as a component of accumulated other comprehensive income. Other-than-temporary-impairment losses of $429 million were recognized in the second quarter of 2008 with respect to certain equity securities. Impairment losses in 2007 periods were insignificant.
     Derivative gains and losses in the preceding table primarily represent the non-cash (or unrealized) changes in fair value to credit default and equity index put option contracts. Berkshire’s credit default contract exposures are primarily in various “high-yield” indexes of corporate issuers in North America whose obligations are rated below investment grade. These contracts generally cover the loss in value of senior unsecured debt obligations of those entities in the event of default for non-payment or bankruptcy over the contract period (usually 5 years). Losses in each contract are limited to specified amounts per issuer, as well as aggregate limits for all losses under the contract. Premiums received from counterparties are paid at the inception date so Berkshire has no credit exposure for unpaid premiums. None of Berkshire’s credit default contracts involve direct exposure to mortgage or asset backed loan structures, including collateralized debt obligations. Berkshire’s equity index put option contracts relate to four major equity indexes, including three outside of the United States. Berkshire’s equity index put option contracts are European style options and at inception had durations of 15-20 years. At June 30, 2008, the weighted average remaining life of these contracts was approximately 14 years.
     The aforementioned credit default and equity index put option contracts are not traded on an exchange. The contracts were entered into with the expectation that amounts ultimately paid to counterparties for actual credit defaults or declines in equity index values (measured at the expiration date of the contract) will be less than the premiums received. The contracts generally may not be terminated or fully settled before the expiration dates and therefore the ultimate amount of cash basis gains or losses may not be known for years.
     Berkshire’s loss from derivative contracts for the first six months of 2008 was $952 million which is net of a gain in the second quarter of $689 million. The loss for the first six months was principally attributable to declines in equity indexes, declines in the value of the U.S. dollar versus the Euro as well as a widening of credit default spreads in the United States that occurred during the first quarter. The gain in the second quarter was primarily attributable to narrowing credit default spreads, higher long-term interest rates and an increase in the value of the U.S. dollar versus the Japanese Yen.

FORM 10-Q	Q/E 6/30/08
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Investment and Derivative Gains/Losses (Continued)
     The estimated net fair value of credit default contracts at June 30, 2008 was approximately $2.2 billion, an increase of $327 million from December 31, 2007. The increase included fair value losses of $136 million, premiums from contracts entered into in 2008 of $243 million, and was partially offset by loss payments of $52 million. The estimated fair value of equity index put option contracts at June 30, 2008 was approximately $5.8 billion, an increase of approximately $1.2 billion from December 31, 2007. The increase was primarily due to fair value losses of $850 million as well as $383 million in premiums from new contracts entered into in 2008. There were no cash payments made under equity index put option contracts.
     Berkshire does not actively trade or exchange these contracts, but rather intends to hold such contracts until expiration. Nevertheless, current accounting standards require derivative contracts to be carried at fair value with the periodic changes in fair value included in earnings. The fair values on any given reporting date and the resulting gains and losses reflected in earnings will likely be volatile, reflecting the volatility of equity and credit markets. Management does not view the periodic gains or losses from the changes in fair value as meaningful given the long term nature of the contracts and the volatile nature of equity and credit markets over short periods of time.
     In determining the fair value of the credit default contracts, Berkshire used bid/ask pricing data available on similar contracts as the basis for estimating fair value. Pricing data is monitored and reviewed by management for consistency as well as reasonableness. Pricing data for newer credit default contracts tends to vary little among the different pricing sources, which is an indication that trading of such contracts is relatively active. As contracts age, variations in pricing data tend to widen. However, the impact of such variations is mitigated by the tendency for valuations to decline over time as risks of default decline relative to the time remaining to expiration.
     Berkshire utilizes the widely used Black-Scholes valuation model in determining estimated fair values of equity index put option contracts. Inputs to that model include the current index value, strike price, discount or interest rate, dividend rate, foreign currency exchange rate and contract expiration date. Berkshire believes the two most significant economic risks relate to changes in equity prices and foreign currency exchange rates. Reference is made to the equity price and foreign currency risks sections of Berkshire’s market risk disclosures in its Form 10-K for the year ended December 31, 2007 for information concerning these risks.
     In addition, the Black-Scholes calculations incorporate volatility inputs which are generally not observable. At June 30, 2008, the estimated fair value of these contracts was $5,845 million and the weighted average volatility was approximately 23%. The impact on fair value from changes to volatility is summarized below. The values of contracts in an actual exchange are affected by market conditions and perceptions of the buyers and sellers. Actual values in an exchange may differ significantly from the values produced by any mathematical model. Dollars are in millions.

Hypothetical change in volatility (percentage points)	Hypothetical fair value
Increase 2 percentage points	$6,408
Increase 4 percentage points	6,969
Decrease 2 percentage points	5,281
Decrease 4 percentage points	4,719
Financial Condition
     Berkshire’s balance sheet continues to reflect significant liquidity and a strong capital base. Consolidated shareholders’ equity at June 30, 2008 was $118.0 billion. Consolidated cash and invested assets, excluding assets of finance and financial products businesses, was approximately $131.1 billion at June 30, 2008 (including cash and cash equivalents of $29.2 billion and $2.4 billion of fixed maturity securities that mature between three and six months from their respective acquisition dates) and $142.4 billion at December 31, 2007 (including cash and cash equivalents of $38.9 billion). Berkshire’s invested assets are held predominantly in its insurance businesses. A large amount of capital is maintained in the insurance subsidiaries for strategic and marketing purposes and in support of reserves for unpaid losses. In the United States, dividend payments by insurance companies are subject to prior approval by state regulators. Berkshire believes that it currently maintains sufficient liquidity to cover its contractual obligations and provide for contingent liquidity.

FORM 10-Q	Q/E 6/30/08
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Financial Condition (Continued)
     Berkshire acquired a 60% interest in Marmon Holdings, Inc. (“Marmon”) for $4.5 billion on March 18, 2008. In the second quarter of 2008, Berkshire acquired additional interests in Marmon and owned 63.6% at June 30, 2008. Berkshire has agreed to acquire the remaining minority shareholders’ interests in Marmon over the next five to six years for consideration based on Marmon’s future earnings. See Note 2 to the Interim Consolidated Financial Statements for more information concerning the acquisition. These purchases were funded with available cash balances. Notes payable and other borrowings of the insurance and other businesses were $3.7 billion at June 30, 2008 which included $1.1 billion of borrowings of Marmon.
     Capital expenditures of the utilities and energy businesses in the first six months of 2008 were approximately $1.6 billion. Forecasted capital expenditures are estimated at $4.3 billion for the year ending December 31, 2008. MidAmerican intends to fund these capital expenditures with cash flows from operations and debt proceeds. MidAmerican’s borrowings were $18.9 billion at June 30, 2008, a decrease of $111 million from December 31, 2007. During the first six months of 2008, MidAmerican issued $1.0 billion of notes maturing in 2018. In July 2008, MidAmerican subsidiaries issued $1.045 billion of notes and bonds. Term debt to be repaid over the remainder of 2008 is $879 million and an additional $3.2 billion matures before 2013. Berkshire has committed until February 28, 2011 to provide up to $3.5 billion of additional capital to MidAmerican to permit the repayment of its debt obligations or to fund its regulated utility subsidiaries. Berkshire has not and does not intend to guarantee the repayment of debt by MidAmerican or any of its subsidiaries.
     Assets of the finance and financial products businesses were $27.4 billion as of June 30, 2008 and $25.7 billion at December 31, 2007, which consisted primarily of loans and finance receivables, fixed maturity securities and cash and cash equivalents. Liabilities were $24.8 billion as of June 30, 2008 and $22.0 billion at December 31, 2007. As of June 30, 2008, notes payable and other borrowings of $13.6 billion included $10.8 billion of medium-term notes issued by BHFC. In the first six months of 2008, BHFC issued $4.0 billion of medium term notes maturing between 2011 and 2018 and repaid maturing notes of $2.05 billion. Over the remainder of 2008, $1.05 billion of notes will also mature. In July 2008, BHFC issued $1.0 billion in notes maturing in 2013. The BHFC notes are unsecured and mature at various dates extending through 2018. The proceeds from these notes are being used to finance originated and acquired manufactured housing loans. Full and timely payment of principal and interest on the notes issued by BHFC is guaranteed by Berkshire. Berkshire’s estimated liabilities for credit default and equity index put option contracts were approximately $8.0 billion at June 30, 2008. Payments under the equity index put option contracts are contingent upon the future value of the related indexes at the expiration date of the contracts, the earliest of which is in 2019. Payments under credit default contracts are contingent on the occurrence of a default as defined under the contracts, and in the first six months of 2008 were $52 million. Expiration dates of credit default contracts begin in 2009.
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
     Other obligations pertain to the acquisition of goods or services in the future, which are not currently reflected in the financial statements, such as minimum rentals under operating leases. Except as indicated in the following paragraph, Berkshire’s consolidated contractual obligations as of June 30, 2008 did not change materially from those disclosed in “Contractual Obligations,” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2007.
     During the first six months of 2008, BHFC issued $4.0 billion of notes maturing between 2011 and 2018 and MidAmerican subsidiaries issued $1.0 billion of notes maturing in 2018. As of June 30, 2008, contractual obligations of Marmon are estimated at $2.4 billion, including term debt of approximately $1.1 billion. On April 28, 2008, The Wm. Wrigley Jr. Company (“Wrigley”) and Mars, Incorporated (“Mars”) announced a merger agreement in which Wrigley would become a subsidiary of Mars. In connection with this merger, Berkshire has committed to provide $6.5 billion in funding to Mars in the form of $4.4 billion of subordinated debt and $2.1 billion for a minority equity interest in Wrigley. On July 10, 2008, Dow Chemical Corporation (“Dow”) announced that it had entered into an agreement to acquire all of the outstanding shares of Rohm and Haas. In connection with that agreement Berkshire agreed to invest $3 billion in a new issue of convertible preferred stock to be issued by Dow. The agreements of the third parties are subject to customary closing conditions and those companies believe the transactions will be completed within the next nine months.

FORM 10-Q	Q/E 6/30/08
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
     Berkshire’s Consolidated Balance Sheet as of June 30, 2008 includes estimated liabilities for unpaid losses from property and casualty insurance and reinsurance contracts of $56.5 billion. Due to the inherent uncertainties in the process of establishing loss reserve amounts, the actual ultimate claim amounts will likely differ from the currently recorded amounts. A very small percentage change in estimates of this magnitude will result in a material effect on reported earnings. The effects from changes in these estimates are recorded as a component of losses incurred in the period of the change. Unamortized deferred charges on retroactive reinsurance policies assumed totaled $3.7 billion at June 30, 2008. Significant changes in either the timing or ultimate amount of loss payments related to retroactive reinsurance contracts may have a significant effect on unamortized deferred charges and the amount of periodic amortization.
     Berkshire’s Consolidated Balance Sheet as of June 30, 2008 includes goodwill of acquired businesses of $33.5 billion. A significant amount of judgment is required in performing goodwill impairment tests. Such tests include periodically determining or reviewing the estimated fair value of Berkshire’s reporting units. There are several methods of estimating a reporting unit’s fair value, including market quotations, asset and liability fair values and other valuation techniques, such as discounted projected future net earnings and multiples of earnings. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then individual assets, including identifiable intangible assets, and liabilities of the reporting unit are estimated at fair value. The excess of the estimated fair value of the reporting unit over the estimated fair value of net assets would establish the implied value of goodwill. The excess of the recorded amount of goodwill over the implied value is then charged to earnings as an impairment loss.
     Berkshire’s Consolidated Balance Sheet as of June 30, 2008 includes very significant amounts of invested assets and derivative contract assets and liabilities that are measured at fair value on a recurring basis. A substantial portion of invested assets (including substantially all of Berkshire’s equity securities) are carried at fair value based upon current market quotations for identical securities exchanged in active markets. When these quotations are not available, management will use quoted prices for identical assets or liabilities exchanged in inactive markets or quoted prices for similar assets or liabilities exchanged in active or inactive markets, which may include pricing matrices developed for such instruments. A substantial portion of Berkshire’s investments in fixed maturity securities are valued on this basis. Measurements of non-exchange traded derivative contract assets and liabilities are primarily based on valuation models, discounted cash flow models or other valuation techniques that are believed to be used by market participants. Inputs to such models may be observable from markets or unobservable. Unobservable inputs require management to make certain projections and assumptions about the information that would be used by market participants in pricing an asset or liability. Considerable judgment may be required in making assumptions used in such models, including the selection of interest rates, default risk and recovery rates and volatility risk assumptions. Changes in assumptions may have a significant effect on values. Management is required to use its own assumptions regarding unobservable inputs because there is little, if any, market activity in the asset or liability or related observable inputs that can be corroborated at the measurement date.
     Information concerning recently issued accounting pronouncements which are not yet effective is included in Note 16 to the Interim Consolidated Financial Statements. Berkshire does not currently expect any of the recently issued accounting pronouncements to have a material effect on its consolidated financial condition.

FORM 10-Q	Q/E 6/30/08
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Reference is made to Berkshire’s most recently issued Annual Report and in particular the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of June 30, 2008, there are no material changes in the market risks described in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2007.
Item 4. Controls and Procedures
     As of the end of the period covered by this Quarterly Report on Form 10-Q, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Chairman (Chief Executive Officer) and the Senior Vice President-Treasurer (Chief Financial Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chairman (Chief Executive Officer) and the Senior Vice President-Treasurer (Chief Financial Officer) concluded that the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic SEC filings. During the quarter, there have been no significant changes in the Corporation’s internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.

FORM 10-Q	Q/E 6/30/08
Part II Other Information (Continued)
Item 4. Submission of Matters to a Vote of Security Holders
     At the annual meeting of shareholders of Berkshire Hathaway Inc. (“Berkshire”), held May 3, 2008, Berkshire’s shareholders re-elected Berkshire’s directors in an uncontested election. Proxies for the meeting had previously been solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934.
     Following are the votes cast for and against each director. There were no votes withheld, abstentions or broker non-votes.

Directors	For	Against
Warren E. Buffett	942,239	1,123
Howard G. Buffett	942,127	1,235
Susan L. Decker	942,654	708
William H. Gates III	942,728	634
David S. Gottesman	942,770	592
Charlotte Guyman	942,388	975
Donald R. Keough	942,317	1,045
Charles T. Munger	942,159	1,203
Thomas S. Murphy	935,155	8,207
Ronald L. Olson	942,131	1,232
Walter Scott, Jr.	942,442	921
Item 5. Other Information
     Not applicable.
Item 6. Exhibits
a. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications
SIGNATURE
     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC. (Registrant)
Date August 8, 2008	/s/ Marc D. Hamburg
Marc D. Hamburg, Senior Vice President
and Principal Financial Officer