Form 10-Q
period 2008-09-30
BERKSHIRE HATHAWAY INC
filed 2008-11-07
CIK 1067983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
     (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.      YES X   NO ___
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes   [  ]  No [X]
          Number of shares of common stock outstanding as of October 31, 2008:

Class A — 1,060,657
Class B — 14,657,083

FORM 10-Q	Q/E 9/30/08
BERKSHIRE HATHAWAY INC.

FORM 10-Q	Q/E 9/30/08
Part I Financial Information
Item 1. Financial Statements
BERKSHIRE HATHAWAY INC. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(dollars in millions except per share amounts)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Insurance and Other:
Cash and cash equivalents	$27,899	$ 37,703
Investments:
Fixed maturity securities	29,584	28,515
Equity securities	76,042	74,999
Loans and receivables	16,131	13,157
Inventories	7,319	5,793
Property, plant and equipment and leased assets	16,370	9,969
Goodwill	27,102	26,306
Deferred charges reinsurance assumed	3,625	3,987
Other	9,210	7,797

	213,282	208,226

Utilities and Energy:
Cash and cash equivalents	531	1,178
Property, plant and equipment	28,020	26,221
Goodwill	5,414	5,543
Other	6,925	6,246

	40,890	39,188

Finance and Financial Products:
Cash and cash equivalents	4,939	5,448
Investments in fixed maturity securities	4,675	3,056
Loans and finance receivables	13,770	12,359
Goodwill	1,015	1,013
Other	3,158	3,870

	27,557	25,746

	$ 281,729	$ 273,160

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Losses and loss adjustment expenses	$ 56,680	$ 56,002
Unearned premiums	8,162	6,680
Life and health insurance benefits	3,834	3,804
Other policyholder liabilities	3,899	4,089
Accounts payable, accruals and other liabilities	11,894	10,672
Notes payable and other borrowings	4,068	2,680

	88,537	83,927

Utilities and Energy:
Accounts payable, accruals and other liabilities	6,013	6,043
Notes payable and other borrowings	18,995	19,002

	25,008	25,045

Finance and Financial Products:
Accounts payable, accruals and other liabilities	2,670	2,931
Derivative contract liabilities	9,597	6,887
Notes payable and other borrowings	14,495	12,144

	26,762	21,962

Income taxes, principally deferred	16,918	18,825

Total liabilities	157,225	149,759

Minority shareholders’ interests	4,349	2,668

Shareholders’ equity:
Common stock — Class A, $5 par value; Class B, $0.1667 par value	8	8
Capital in excess of par value	27,133	26,952
Accumulated other comprehensive income	15,984	21,620
Retained earnings	77,030	72,153

Total shareholders’ equity	120,155	120,733

	$ 281,729	$ 273,160

See accompanying Notes to Interim Consolidated Financial Statements

FORM 10-Q	Q/E 9/30/08
BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in millions except per share amounts)

	Third Quarter		First Nine Months
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Revenues:
Insurance and Other:
Insurance premiums earned	$ 6,465	$ 6,020	$ 18,905	$ 25,484
Sales and service revenues	17,323	15,092	49,415	43,073
Interest, dividend and other investment income	1,143	1,274	3,588	3,678
Investment gains/losses	(298)	3,001	59	4,048

	24,633	25,387	71,967	76,283

Utilities and Energy:
Operating revenues	3,240	3,067	9,588	9,294
Other	58	83	139	189

	3,298	3,150	9,727	9,483

Finance and Financial Products:
Interest income	464	433	1,360	1,283
Investment gains/losses	2	186	6	191
Derivative gains/losses	(1,261)	(122)	(2,213)	340
Other	790	903	2,347	2,622

	(5)	1,400	1,500	4,436

	27,926	29,937	83,194	90,202

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	4,796	3,337	12,531	17,372
Life and health insurance benefits	441	432	1,383	1,247
Insurance underwriting expenses	1,102	1,499	4,023	4,212
Cost of sales and services	14,316	12,319	40,530	35,169
Selling, general and administrative expenses	1,861	1,732	5,770	5,134
Interest expense	42	42	115	122

	22,558	19,361	64,352	63,256

Utilities and Energy:
Cost of sales and operating expenses	2,468	2,373	7,462	7,269
Interest expense	304	296	894	848

	2,772	2,669	8,356	8,117

Finance and Financial Products:
Interest expense	168	143	474	443
Other	926	917	2,586	2,651

	1,094	1,060	3,060	3,094

	26,424	23,090	75,768	74,467

Earnings before income taxes and minority interests	1,502	6,847	7,426	15,735
Income taxes	294	2,197	2,145	5,202
Minority shareholders’ interests	151	97	404	267

Net earnings	$ 1,057	$ 4,553	$ 4,877	$ 10,266

Average common shares outstanding *	1,549,226	1,547,368	1,548,871	1,545,128

Net earnings per common share *	$ 682	$ 2,942	$ 3,149	$ 6,644

*	Average shares outstanding include average Class A common shares and average Class B common shares determined on an equivalent Class A common stock basis. Net earnings per share shown above represents net earnings per equivalent Class A common share. Net earnings per Class B common share is equal to one-thirtieth (1/30) of such amount.
See accompanying Notes to Interim Consolidated Financial Statements

FORM 10-Q	Q/E 9/30/08
BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	First Nine Months
	2008	2007
	(Unaudited)
Net cash flows from operating activities	$8,428	$11,351

Cash flows from investing activities:
Purchases of fixed maturity securities	(32,601)	(9,057)
Purchases of equity securities	(9,449)	(16,850)
Sales of fixed maturity securities	13,166	6,781
Redemptions and maturities of fixed maturity securities	15,675	7,408
Sales of equity securities	2,067	5,791
Purchases of loans and finance receivables	(1,359)	(448)
Principal collections on loans and finance receivables	558	1,039
Acquisitions of businesses, net of cash acquired	(5,860)	(1,628)
Purchases of property, plant and equipment	(4,201)	(3,917)
Other	(17)	482

Net cash flows from investing activities	(22,021)	(10,399)

Cash flows from financing activities:
Proceeds from borrowings of finance businesses	5,149	1,149
Proceeds from borrowings of utilities and energy businesses	2,147	2,939
Proceeds from other borrowings	102	91
Repayments of borrowings of finance businesses	(2,698)	(1,021)
Repayments of borrowings of utilities and energy businesses	(2,215)	(250)
Repayments of other borrowings	(174)	(616)
Change in short-term borrowings	532	(414)
Other	(87)	421

Net cash flows from financing activities	2,756	2,299

Effects of foreign currency exchange rate changes	(123)	89

Increase (decrease) in cash and cash equivalents	(10,960)	3,340
Cash and cash equivalents at beginning of year *	44,329	43,743

Cash and cash equivalents at end of first nine months *	$33,369	$47,083

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$2,921	$3,096
Interest of finance and financial products businesses	412	441
Interest of utilities and energy businesses	872	795
Interest of insurance and other businesses	127	148
Non-cash investing activities:
Investments received in connection with the Equitas reinsurance transaction	—	6,529
Liabilities assumed in connection with acquisitions of businesses	4,127	448

* Cash and cash equivalents are comprised of the following:
Beginning of year —
Insurance and Other	$37,703	$37,977
Utilities and Energy	1,178	343
Finance and Financial Products	5,448	5,423

	$44,329	$43,743

End of first nine months —
Insurance and Other	$27,899	$38,606
Utilities and Energy	531	1,978
Finance and Financial Products	4,939	6,499

	$33,369	$47,083

See accompanying Notes to Interim Consolidated Financial Statements

FORM 10-Q	Q/E 9/30/08
BERKSHIRE HATHAWAY INC.
and Subsidiaries
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
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
     On March 18, 2008, Berkshire acquired 60% of Marmon Holdings, Inc. (“Marmon”), a private company owned by trusts for the benefit of members of the Pritzker Family of Chicago, for $4.5 billion. In the second quarter of 2008, Berkshire acquired additional shares and currently owns 63.6% of Marmon. Under the terms of the purchase agreement, Berkshire will acquire the remaining minority interests in Marmon over a five to six year period for consideration to be based on the future earnings of Marmon.
     Marmon consists of 125 manufacturing and service businesses that operate independently within diverse business sectors. These sectors are Wire & Cable, serving energy related markets, residential and non-residential construction and other industries; Transportation Services & Engineered Products, including railroad tank cars and intermodal tank containers; Highway Technologies, primarily serving the heavy-duty highway transportation industry; Distribution Services for specialty pipe and steel tubing; Flow Products, producing a variety of metal products and materials for the plumbing, HVAC/R, construction and industrial markets; Industrial Products, including metal fasteners, safety products and metal fabrication; Construction Services, providing the leasing and operation of mobile cranes primarily to the energy, mining and petrochemical markets; Water Treatment equipment for residential, commercial and industrial applications; and Retail Services, providing store fixtures, food preparation equipment and related services. Marmon has approximately 19,000 employees and operates more than 250 manufacturing, distribution and service facilities, primarily in North America, Europe and China.
     A preliminary purchase price allocation related to the Marmon acquisition is summarized below (in millions).

Assets:
Cash and cash equivalents	$217
Accounts receivable	970
Inventories	855
Property, plant and equipment and leased assets	6,280
Other, primarily goodwill and intangible assets	1,875

$10,197

Liabilities and net assets:
Accounts payable, accruals and other liabilities	$1,040
Notes payable and other borrowings	1,071
Income taxes, principally deferred	1,733
Minority shareholders’ interest	1,568
Net assets acquired	4,785

$10,197

FORM 10-Q	Q/E 9/30/08
Notes To Interim Consolidated Financial Statements (Continued)
Note 2. Business acquisitions (Continued)
     The results of operations for each of the businesses acquired are included in Berkshire’s consolidated results from the effective date of each acquisition. The following table sets forth certain unaudited pro forma consolidated earnings data for the first nine months of 2008 and 2007, as if each acquisition was consummated on the same terms at the beginning of each year. Amounts are in millions, except earnings per share.

	2008	2007
Total revenues	$84,601	$96,295
Net earnings	4,961	10,326
Earnings per equivalent Class A common share	3,203	6,683
     On September 19, 2008, MidAmerican Energy Holdings Company entered into an agreement to acquire all of the outstanding shares of Constellation Energy Group, Inc. (“Constellation”) common stock for approximately $4.7 billion. Constellation is an energy company which includes a merchant energy business and Baltimore Gas and Electric Company. In connection with the agreement, MidAmerican acquired $1 billion of 8% convertible preferred stock of Constellation. The preferred stock is convertible into common stock and 14% senior notes of Constellation under certain conditions and under other conditions is mandatorily redeemable on the second anniversary from the issuance date if not converted. The merger agreement is subject to Constellation shareholder approval and customary Federal, state, international and local regulatory approvals. The transaction is expected to close in the second quarter of 2009.
Note 3. Investments in fixed maturity securities
     Data with respect to investments in fixed maturity securities follows (in millions).

	Insurance and other		Finance and financial products
	Sept. 30, 2008	Dec. 31, 2007	Sept. 30, 2008	Dec. 31, 2007
Amortized cost	$29,545	$27,133	$2,990	$1,358
Gross unrealized gains	1,082	1,491	67	115
Gross unrealized losses	(1,043)	(109)	(19)	—

Fair value	$29,584	$28,515	$3,038	$1,473

     As of September 30, 2008, fixed maturity securities - Insurance and other included $1.7 billion in Federal Home Loan Bank discount notes that when purchased had maturity dates of more than three months but no greater than six months. Fixed maturity securities also included approximately $3.2 billion (Insurance and other - $1.5 billion and Finance and financial products - $1.7 billion) of investment grade auction rate securities and variable rate demand notes issued by various states, municipalities and political subdivisions. The interest rates on these instruments are variable and are periodically reset at up to 35 day intervals. While substantially all of these securities are insured by third parties, acquisitions were limited to securities where Berkshire concluded that the underlying credit of the issuers was good without the benefit of an insurer’s guarantee. Approximately 60% of these securities were rated A or higher without the benefit of an insurer guarantee (and approximately 50% of the remaining securities were not rated on an underlying basis). There were no investments in these securities as of December 31, 2007.
     Certain fixed maturity securities of the finance and financial products businesses are classified as held-to-maturity and are carried at amortized cost. The carrying value and fair value of these investments totaled $1,637 million and $1,745 million at September 30, 2008, respectively. At December 31, 2007, the carrying value and fair value of held-to-maturity securities totaled $1,583 million and $1,758 million, respectively. Gross unrealized losses at September 30, 2008 and December 31, 2007 included $110 million and $60 million, respectively, related to securities that have been in an unrealized loss position for 12 months or more. Berkshire has the ability and intent to hold these securities until fair value recovers.
     On October 6, 2008, Berkshire acquired $4.4 billion of 11.45% subordinated notes due in 2018 and $2.1 billion of preferred stock of The Wm. Wrigley Jr. Company (“Wrigley”). Dividends on the preferred stock are payable at a rate of 5% per annum. These securities were acquired in connection with the Mars, Incorporated acquisition of Wrigley.
Note 4. Investments in equity securities
     Data with respect to investments in equity securities follows (in millions).

	September 30,	December 31,
	2008	2007
Total cost	$51,797	$44,695
Gross unrealized gains	26,701	31,289
Gross unrealized losses	(2,456)	(985)

Total fair value	$76,042	$74,999

     Substantially all of the gross unrealized losses pertain to security positions that have been held for less than 12 months. Berkshire has the ability and intent to hold these securities until fair value recovers.

FORM 10-Q	Q/E 9/30/08
Notes To Interim Consolidated Financial Statements (Continued)
Note 4. Investments in equity securities (Continued)
     In October 2008, Berkshire acquired newly issued perpetual preferred stock of The Goldman Sachs Group, Inc. (“GS”) and The General Electric Company (“GE”) with an aggregate liquidation value of $8 billion together with warrants to acquire common stock of these entities over a five year period. The aggregate cost of these investments was $8 billion. Dividends are payable on the preferred stock at a rate of 10% per annum. The warrants expire in October 2013 and give Berkshire the right to acquire (a) up to approximately 43.5 million shares of GS common stock at a price of $115 per share and (b) up to approximately 134.8 million shares of GE common stock at a price of $22.25 per share.
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
     Under certain circumstances, including a downgrade of its credit rating below specified levels, Berkshire may be required to post collateral against derivative contract liabilities. However, Berkshire is not required to post collateral with respect to most of its credit default and equity index put option contracts and at September 30, 2008 and December 31, 2007, Berkshire had posted no collateral with counterparties as security on these contracts.
     A summary of the fair value and gross notional value of open derivative contracts of finance and financial products businesses follows. Amounts are in millions.

	September 30, 2008			December 31, 2007
			Notional			Notional
	Assets *	Liabilities	Value	Assets*	Liabilities	Value
Credit default obligations	$—	$2,525	$10,780	$—	$1,838	$ 4,660
Equity index put options	—	6,725	37,042	—	4,610	35,043
Other	251	347		699	439

Derivative contract assets and liabilities	$251	$9,597		$699	$6,887

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
     Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2008 are summarized in the following table by the type of inputs applicable to the fair value measurements (in millions).

		Quoted	Significant Other	Significant
	Total	Prices	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Insurance and other:
Investments in fixed maturity securities	$29,584	$5,452	$23,910	$222
Investments in equity securities	76,042	75,634	85	323
Finance and financial products:
Investments in fixed maturity securities	4,783	35	4,611	137
Net derivative contract liabilities	9,346	—	97	9,249

FORM 10-Q	Q/E 9/30/08
Notes To Interim Consolidated Financial Statements (Continued)
Note 6. Fair value measurements (Continued)
A description of the inputs used in the valuation of assets and liabilities summarized in the preceding table follows.
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
Level 3 – Inputs include unobservable inputs used in the measurement of assets and liabilities. Management is required to use its own assumptions regarding unobservable inputs because there is little, if any, market activity in the assets or liabilities or related observable inputs that can be corroborated at the measurement date. Measurements of non-exchange traded derivative contract assets and liabilities are primarily based on valuation models, discounted cash flow models or other valuation techniques that are believed to be used by market participants. Unobservable inputs require management to make certain projections and assumptions about the information that would be used by market participants in pricing assets or liabilities.
     A reconciliation of assets and liabilities measured at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) from January 1, 2008 to September 30, 2008 follows (in millions).

	Insurance and other		Finance and financial products
	Investments		Investments	Net
	in fixed	Investments	in fixed	derivative
	maturity	in equity	maturity	contract
	securities	securities	securities	liabilities
Balance at January 1, 2008	$ 239	$ 356	$ 154	$ (6,448)
Gains (losses) included in:
Earnings *	9	—	—	(2,209)
Other comprehensive income	(9)	(33)	(6)	—
Purchases, sales, issuances and settlements	(22)	—	(11)	(592)
Transfers into (out of) Level 3	5	—	—	—

Balance at September 30, 2008	$ 222	$ 323	$ 137	$ (9,249)

*
Gains and losses related to changes in valuations are included in the Consolidated Statements of Earnings as a component of investment gains/losses or derivative gains/losses, as appropriate. Substantially all of the losses included in earnings were unrealized losses related to liabilities outstanding as of September 30, 2008.

     Effective January 1, 2008, Berkshire adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” which permits entities to elect to measure eligible items at fair value at specified dates. Berkshire did not elect the fair value option for any eligible items.
     In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”), which was effective upon issuance including prior periods for which financial statements had not been issued. Berkshire applied the guidance of FSP FAS 157-3 when preparing the Interim Consolidated Financial Statements for the period ended September 30, 2008.
Note 7. Loans and receivables
     Receivables of insurance and other businesses are comprised of the following (in millions).

	September 30,	December 31,
	2008	2007
Insurance premiums receivable	$ 5,529	$ 4,215
Reinsurance recoverables	3,166	3,171
Trade and other receivables	7,865	6,127
Allowances for uncollectible accounts	(429)	(356)

	$ 16,131	$ 13,157

FORM 10-Q	Q/E 9/30/08
Notes To Interim Consolidated Financial Statements (Continued)
Note 7. Loans and receivables (Continued)
     Loans and finance receivables of finance and financial products businesses are comprised of the following (in millions).

	September 30,	December 31,
	2008	2007

Consumer installment loans and finance receivables	$ 13,038	$ 11,506
Commercial loans and finance receivables	983	1,003
Allowances for uncollectible loans	(251)	(150)

	$ 13,770	$ 12,359

Note 8. Property, plant and equipment of utilities and energy businesses
     Property, plant and equipment of the utilities and energy businesses are summarized as follows (in millions).

	Ranges of	September 30,	December 31,
	estimated useful life	2008	2007

Utility generation, distribution and transmission system	5-85 years	$ 31,702	$ 30,369
Interstate pipeline assets	3-67 years	5,523	5,484
Independent power plants and other assets	3-30 years	1,289	1,330
Construction in progress	—	2,522	1,745

		41,036	38,928
Accumulated depreciation and amortization		(13,016)	(12,707)

		$ 28,020	$ 26,221

     The utility generation, distribution and transmission system and interstate pipeline assets are the regulated assets of public utility and natural gas pipeline subsidiaries. At September 30, 2008 and December 31, 2007, accumulated depreciation and amortization related to regulated assets totaled $12.6 billion and $12.3 billion, respectively. Substantially all of the construction in progress at September 30, 2008 and December 31, 2007 related to the construction of regulated assets.
Note 9. Inventories
     Inventories are comprised of the following (in millions).

	September 30,	December 31,
	2008	2007

Raw materials	$ 1,190	$ 897
Work in process and other	674	479
Finished manufactured goods	2,453	1,781
Purchased goods	3,002	2,636

	$ 7,319	$ 5,793

Note 10. Income taxes, principally deferred
     The liability for income taxes as of September 30, 2008 and December 31, 2007 as reflected in the accompanying Consolidated Balance Sheets is as follows (in millions).

	September 30,	December 31,
	2008	2007

Payable currently	$ (284)	$ (182)
Deferred	16,446	18,156
Other	756	851

	$ 16,918	$ 18,825

FORM 10-Q	Q/E 9/30/08
Notes To Interim Consolidated Financial Statements (Continued)
Note 11. Notes payable and other borrowings
     Notes payable and other borrowings of Berkshire and its subsidiaries are summarized below (in millions).

	September 30,	December 31,
	2008	2007
Insurance and other:
Issued or guaranteed by Berkshire	$ 2,078	$ 1,682
Issued by subsidiaries and not guaranteed by Berkshire *	1,990	998

	$ 4,068	$ 2,680

* At September 30, 2008, includes borrowings of $1.0 billion of Marmon.

	September 30,	December 31,
	2008	2007
Utilities and energy:
Issued by MidAmerican and its subsidiaries and not guaranteed by Berkshire:
MidAmerican senior unsecured debt	$ 5,121	$ 5,471
Subsidiary debt	13,568	13,227
Other	306	304

	$ 18,995	$ 19,002

     Subsidiary debt of utilities and energy businesses represents amounts issued by subsidiaries of MidAmerican pursuant to separate financing agreements. All or substantially all of the assets of certain utility subsidiaries are or may be pledged or encumbered to support or otherwise secure the debt. These borrowing arrangements generally contain various covenants including, but not limited to, leverage ratios, interest coverage ratios and debt service coverage ratios. As of September 30, 2008, MidAmerican and its subsidiaries were in compliance with all applicable covenants. During the first nine months of 2008, MidAmerican and its subsidiaries issued $2.2 billion of notes with maturities ranging from 2012 to 2038.

	September 30,	December 31,
	2008	2007
Finance and financial products:
Issued by Berkshire Hathaway Finance Corporation (“BHFC”) and guaranteed by Berkshire	$ 11,826	$ 8,886
Issued by other subsidiaries and guaranteed by Berkshire	714	804
Issued by other subsidiaries and not guaranteed by Berkshire	1,955	2,454

	$ 14,495	$ 12,144

     During the first nine months of 2008, BHFC issued $5.0 billion of senior notes with maturities ranging from 2011 to 2018, and repaid $2.05 billion of maturing notes. An additional $1.05 billion of BHFC notes matured on October 15, 2008. Borrowings by BHFC are used to provide financing for consumer installment loans.
Note 12. Common stock
     The following table summarizes Berkshire’s common stock activity during the first nine months of 2008.

	Class A common stock	Class B common stock
	(1,650,000 shares authorized)	(55,000,000 shares authorized)
	Issued and Outstanding	Issued and Outstanding
Balance at December 31, 2007	1,081,024	14,000,080
Common stock issued	955	17,343
Conversions of Class A common stock to Class B common stock	(15,944)	478,320

Balance at September 30, 2008	1,066,035	14,495,743

     Each share of Class A common stock is convertible, at the option of the holder, into thirty shares of Class B common stock. Class B common stock is not convertible into Class A common stock. Class B common stock has economic rights equal to one-thirtieth (1/30) of the economic rights of Class A common stock. Accordingly, on an equivalent Class A common stock basis, there are 1,549,226 shares outstanding at September 30, 2008 and 1,547,693 shares outstanding at December 31, 2007. Each Class A common share is entitled to one vote per share. Each Class B common share possesses the voting rights of one-two-hundredth (1/200) of the voting rights of a Class A share. Class A and Class B common shares vote together as a single class. In January 2008, Berkshire issued 955 shares of Class A common stock to acquire certain minority shareholder interests in MidAmerican.

FORM 10-Q	Q/E 9/30/08
Notes To Interim Consolidated Financial Statements (Continued)
Note 13. Comprehensive income
     Berkshire’s comprehensive income for the third quarter and first nine months of 2008 and 2007 is shown in the table below (in millions).

	Third Quarter		First Nine Months
	2008	2007	2008	2007
Net earnings	$ 1,057	$ 4,553	$ 4,877	$ 10,266

Other comprehensive income:
Increase (decrease) in unrealized appreciation of investments	3,184	(236)	(7,504)	535
Applicable income taxes and minority interests	(1,172)	71	2,626	(199)
Other, principally foreign currency translation	(1,056)	269	(937)	534
Applicable income taxes and minority interests	147	(45)	179	(104)

	1,103	59	(5,636)	766

Comprehensive income (loss)	$ 2,160	$ 4,612	$ (759)	$ 11,032

Note 14. Equitas reinsurance agreement
     Effective March 30, 2007, the Berkshire Hathaway Reinsurance Group’s lead insurance entity, National Indemnity Company (“NICO”) and Equitas, a London based entity established to reinsure and manage the 1992 and prior years’ non-life insurance and reinsurance liabilities of the Names or Underwriters at Lloyd’s of London, entered into an agreement for NICO to initially provide up to $5.7 billion and to potentially provide up to an additional $1.3 billion of reinsurance to Equitas in excess of its undiscounted loss and allocated loss adjustment expense reserves as of March 31, 2006. NICO received substantially all of Equitas’ assets as consideration under the arrangement. The fair value of such consideration was $7.1 billion which included cash and miscellaneous receivables ($540 million) plus a combination of fixed maturity and equity securities which were delivered in April 2007. The cash and miscellaneous receivables received are included in the accompanying Condensed Consolidated Statement of Cash Flows for 2007 as components of operating cash flows. The investment securities received are reported as a non-cash investing activity. The Consolidated Statement of Earnings for the first nine months of 2007 includes premiums earned of $7.1 billion and losses incurred of $7.1 billion from this transaction.
Note 15. Pension plans
     The components of net periodic pension expense for the third quarter and first nine months of 2008 and 2007 are as follows (in millions).

	Third Quarter		First Nine Months
	2008	2007	2008	2007
Service cost	$ 44	$ 49	$ 135	$ 150
Interest cost	115	110	342	329
Expected return on plan assets	(118)	(114)	(354)	(332)
Amortization of prior service costs and gains/losses	7	16	17	50

	$ 48	$ 61	$ 140	$ 197

Note 16. Accounting pronouncements to be adopted in the future
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R changes the accounting model for business combinations from a cost allocation standard to a standard that provides, with limited exceptions, for the recognition at fair value of all identifiable assets and liabilities of the business acquired, regardless of whether 100% or a lesser controlling interest of the business is acquired. SFAS 141R defines the acquisition date of a business acquisition as the date on which control is achieved (generally the closing date of the acquisition). SFAS 141R requires the recognition of assets and liabilities arising from contractual and non-contractual contingencies meeting a “more-likely-than-not” threshold at fair value as of the acquisition date. SFAS 141R also provides that acquisition costs are expensed when incurred and expands disclosures. SFAS 141R is effective for business acquisitions with acquisition dates on or after January 1, 2009.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for non-controlling interests in consolidated subsidiaries (formerly “minority interests”) and for the deconsolidation of a subsidiary and also amends certain consolidation procedures for consistency with SFAS 141R. Under SFAS 160, non-controlling interests are reported in the consolidated statement of financial position as a separate component within shareholders’ equity. Net earnings and comprehensive income attributable to controlling and non-controlling interests are to be shown separately in the consolidated statements of earnings and comprehensive income. Changes in ownership interests of a non-controlling

FORM 10-Q	Q/E 9/30/08
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
     In September 2008, the FASB also issued FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees,” which requires additional disclosures specifically related to credit derivatives and is effective for annual and interim periods ending after November 15, 2008.
     In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS 163”). SFAS 163 clarifies accounting standards applicable to financial guarantee insurance contracts and specifies certain disclosures. SFAS 163 is generally effective for financial statements issued for fiscal years beginning after December 15, 2008.
     Berkshire is evaluating the impact that these pronouncements will have on its consolidated financial statements but currently does not anticipate that the adoption of these pronouncements will have a material effect on its consolidated financial statements.
Note 17. Business segment data
     Berkshire’s consolidated segment data for the third quarter and first nine months of 2008 and 2007 is as follows (in millions).

	Revenues
	Third Quarter		First Nine Months
Operating Businesses:	2008	2007	2008	2007
Insurance group:
Premiums earned:
GEICO	$ 3,150	$ 2,999	$ 9,268	$ 8,796
General Re	1,458	1,491	4,650	4,587
Berkshire Hathaway Reinsurance Group	1,383	1,033	3,523	10,635
Berkshire Hathaway Primary Group	474	497	1,464	1,466
Investment income	1,080	1,220	3,400	3,554

Total insurance group	7,545	7,240	22,305	29,038
Finance and financial products	1,258	1,343	3,719	3,917
Marmon *	1,878	—	4,044	—
McLane Company	7,634	7,293	21,892	20,849
MidAmerican	3,298	3,150	9,727	9,483
Shaw Industries	1,357	1,392	3,918	4,084
Other businesses	6,521	6,515	19,898	18,681

	29,491	26,933	85,503	86,052
Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	(1,557)	3,063	(2,148)	4,579
Eliminations and other	(8)	(59)	(161)	(429)

	$ 27,926	$ 29,937	$ 83,194	$ 90,202

*	Includes results from the acquisition date of March 18, 2008.

FORM 10-Q	Q/E 9/30/08
Notes To Interim Consolidated Financial Statements (Continued)
Note 17. Business segment data (Continued)

	Earnings before taxes
	and minority interests
	Third Quarter		First Nine Months
Operating Businesses:	2008	2007	2008	2007
Insurance group:
Underwriting:
GEICO	$ 246	$ 335	$ 730	$ 955
General Re	54	157	198	417
Berkshire Hathaway Reinsurance Group	(166)	183	(58)	1,092
Berkshire Hathaway Primary Group	(8)	77	98	189
Net investment income	1,074	1,217	3,367	3,531

Total insurance group	1,200	1,969	4,335	6,184
Finance and financial products	163	273	658	792
Marmon *	247	—	536	—
McLane Company	68	50	209	180
MidAmerican	526	481	1,371	1,366
Shaw Industries	49	125	182	327
Other businesses	749	895	2,316	2,431

	3,002	3,793	9,607	11,280
Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	(1,557)	3,063	(2,148)	4,579
Interest expense, excluding interest allocated to business segments	(9)	(14)	(26)	(41)
Eliminations and other	66	5	(7)	(83)

	$ 1,502	$ 6,847	$ 7,426	$ 15,735

*	Includes results from the acquisition date of March 18, 2008.
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

FORM 10-Q	Q/E 9/30/08
Notes To Interim Consolidated Financial Statements (Continued)
Note 18. Contingencies (Continued)
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

FORM 10-Q	Q/E 9/30/08
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     Net earnings for the third quarter and first nine months of 2008 and 2007 are disaggregated in the table that follows. Amounts are after deducting minority interests and income taxes. Amounts are in millions.

	Third Quarter		First Nine Months
	2008	2007	2008	2007
Insurance – underwriting	$ 81	$ 486	$ 622	$ 1,719
Insurance – investment income	809	922	2,495	2,532
Utilities and energy	324	354	848	878
Manufacturing, service and retailing	665	647	1,871	1,738
Finance and financial products	91	171	397	499
Other	99	(19)	37	(82)
Investment and derivative gains/losses	(1,012)	1,992	(1,393)	2,982

Net earnings	$ 1,057	$ 4,553	$ 4,877	$ 10,266

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
          Insurance — Underwriting
     A summary follows of underwriting results from Berkshire’s insurance businesses for the third quarter and first nine months of 2008 and 2007. Amounts are in millions.

	Third Quarter		First Nine Months
	2008	2007	2008	2007
Underwriting gain/loss attributable to:
GEICO	$ 246	$ 335	$ 730	$ 955
General Re	54	157	198	417
Berkshire Hathaway Reinsurance Group	(166)	183	(58)	1,092
Berkshire Hathaway Primary Group	(8)	77	98	189

Pre-tax underwriting gain	126	752	968	2,653
Income taxes and minority interests	45	266	346	934

Net underwriting gain	$ 81	$ 486	$ 622	$ 1,719

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
     A significant marketing strategy followed by Berkshire’s insurance businesses is the maintenance of extraordinary capital strength. Combined statutory surplus of Berkshire’s insurance businesses was approximately $62 billion at December 31, 2007. This superior capital strength creates opportunities, especially with respect to reinsurance activities, to negotiate and enter into insurance and reinsurance contracts specially designed to meet the unique needs of insurance and reinsurance buyers.
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

FORM 10-Q	Q/E 9/30/08
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
          Insurance — Underwriting (Continued)
     Underwriting gains in 2008 are substantially lower than in 2007 as price competition has steadily increased over the past two years in most property and casualty markets. In addition, Berkshire’s property and casualty reinsurance operations benefited from relatively insignificant levels of catastrophe losses in 2007. During the third quarter of 2008, Berkshire’s underwriting results include estimated losses of approximately $1,050 million from Hurricanes Gustav and Ike. Additional information regarding Berkshire’s insurance and reinsurance operations follows.
     GEICO
     GEICO primarily provides private passenger automobile coverages to insureds in 49 states and the District of Columbia. GEICO policies are marketed mainly by direct response methods in which customers apply for coverage directly to the company via the Internet, over the telephone or through the mail. This is a significant element in GEICO’s strategy to be a low cost insurer. In addition, GEICO strives to provide excellent service to customers, with the goal of establishing long-term customer relationships. GEICO’s pre-tax underwriting results for the third quarter and first nine months of 2008 and 2007 are summarized in the table below. Dollar amounts are in millions.

	Third Quarter				First Nine Months
	2008		2007		2008		2007
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums earned	$ 3,150	100.0	$ 2,999	100.0	$ 9,268	100.0	$ 8,796	100.0

Losses and loss expenses	2,350	74.6	2,089	69.6	6,868	74.1	6,227	70.8
Underwriting expenses	554	17.6	575	19.2	1,670	18.0	1,614	18.3

Total losses and expenses	2,904	92.2	2,664	88.8	8,538	92.1	7,841	89.1

Pre-tax underwriting gain	$ 246		$ 335		$ 730		$ 955

     Premiums earned in 2008 exceeded amounts earned in 2007 by $151 million (5.0%) for the third quarter and $472 million (5.4%) for the first nine months. The growth in premiums earned for voluntary auto reflected an increase in policies-in-force of 7.2% partially offset by comparatively lower average premiums per policy, which have leveled off over the course of 2008. Policies-in-force over the last twelve months increased 5.9% in the preferred risk auto markets and 11.2% in the standard and nonstandard risk auto markets. Voluntary auto new business sales in the first nine months of 2008 declined 1.9% versus 2007. Voluntary auto policies-in-force at September 30, 2008 were 459,000 greater than at December 31, 2007.
     Losses and loss adjustment expenses incurred in 2008 increased $261 million (12.5%) for the third quarter and $641 million (10.3%) for the first nine months compared with 2007. The loss ratio was 74.1% in the first nine months of 2008 compared to 70.8% in 2007. Incurred losses from catastrophe events were $28 million for the third quarter and $88 million for the first nine months of 2008 compared to $14 million and $33 million, respectively, in the corresponding 2007 periods. Overall, the loss ratios in 2008 reflected an increase in average claim severities and lower average premiums per policy, partially offset by declines in claim frequencies. Average injury and physical damage severities in 2008 increased in the five to eight percent range from 2007. Claim frequencies in 2008 for physical damage coverages decreased in the eight to ten percent range from 2007 while frequencies for injury coverages decreased in the five to seven percent range. Management anticipates that the loss ratio for the fourth quarter of 2008 will be higher than in 2007, resulting in lower underwriting gains compared to 2007. Underwriting expenses incurred in the first nine months of 2008 were $1,670 million, an increase of 3.5% compared to 2007. The increase in underwriting expenses included a 10% increase in advertising and certain other policy acquisition costs.
     General Re
     General Re conducts a reinsurance business offering property and casualty and life and health coverages to clients worldwide. Property and casualty reinsurance is written in North America on a direct basis through General Reinsurance Corporation and internationally through 95% owned Cologne Re (based in Germany) and other wholly-owned affiliates. Property and casualty reinsurance is also written through brokers by Faraday in London. Life and health reinsurance is written worldwide through Cologne Re. General Re strives to generate underwriting gains in essentially all of its product lines. Underwriting performance is not evaluated based upon market share and underwriters are instructed to reject inadequately priced risks. General Re’s underwriting results for the third quarter and first nine months of 2008 and 2007 are summarized in the table below. Amounts are in millions.

	Premiums earned				Pre-tax underwriting gain/loss
	Third Quarter		First Nine Months		Third Quarter		First Nine Months
	2008	2007	2008	2007	2008	2007	2008	2007
Property/casualty	$ 819	$ 885	$ 2,678	$ 2,750	$ (13)	$ 117	$ 57	$ 294
Life/health	639	606	1,972	1,837	67	40	141	123

	$ 1,458	$ 1,491	$ 4,650	$ 4,587	$ 54	$ 157	$ 198	$ 417

FORM 10-Q	Q/E 9/30/08
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     General Re (Continued)
Property/casualty
     Property/casualty premiums earned in the third quarter and first nine months of 2008 declined $66 million (7.5%) and $72 million (2.6%), respectively, versus the corresponding 2007 periods. Premiums earned in the first nine months of 2008 included $205 million with respect to a reinsurance to close transaction in the first quarter, which increased General Re’s economic interest in the runoff of Lloyd’s Syndicate 435’s 2000 year of account from 39% to 100%. A similar reinsurance to close transaction in the first quarter of 2007 generated earned premiums of $114 million and increased General Re’s economic interest in the runoff of Lloyd’s Syndicate 435’s 2001 year of account from 60% to 100%. In each transaction, General Re assumed a corresponding amount of net loss reserves and as a result these transactions had no impact on underwriting gains or losses. General Re now possesses 100% of the economic interest in Lloyd’s Syndicate 435.
     Excluding the increase in premiums earned from the reinsurance to close transactions and the effects of foreign currency exchange rate changes, premiums earned in the first nine months of 2008 decreased $256 million (9.7%). The reduced premium volume reflects continued underwriting discipline by declining to accept business where pricing is considered inadequate. Price competition continues to put downward pressure on premium rates in most reinsurance markets. Absent any major new business or significant transactions, premium volume will likely decline further over the remainder of 2008 when compared with 2007, as non-renewals and policy cancellations are expected to exceed new business.
     The property/casualty business produced an underwriting loss of $13 million in the third quarter and an underwriting gain of $57 million in the first nine months of 2008 compared with underwriting gains of $117 million and $294 million in the respective 2007 periods. Underwriting results for the first nine months of 2008 included net gains of $126 million from property business and net losses of $69 million from casualty and workers’ compensation business. Property results for the first nine months of 2008 included $186 million of catastrophe losses arising primarily from Hurricanes Ike and Gustav in the third quarter, and winter storm Emma in Germany and hailstorms in Europe, which occurred in the first half of the year. The loss from casualty and workers’ compensation business for the first nine months of 2008 included $90 million of recurring workers’ compensation reserve discount accretion and deferred charge amortization. Underwriting results for the first nine months of 2007 were comprised of net gains of $352 million from property business and net losses of $58 million from casualty and workers’ compensation lines of business. In 2007, property results included catastrophe losses of $110 million from windstorm Kyrill in the first quarter and casualty losses included $96 million of recurring workers’ compensation reserve discount accretion and deferred charge amortization. The casualty underwriting results in both 2008 and 2007 were adversely impacted by legal costs incurred in connection with the regulatory investigations of finite reinsurance.
Life/health
     Life/health premiums earned in the third quarter and first nine months of 2008 increased $33 million (5.4%) and $135 million (7.3%), respectively, over the comparable periods in 2007. Excluding the effects of changes in foreign currency exchange rates, premiums earned in the first nine months of 2008 increased $22 million (1.2%) compared to 2007. Life/health operations produced underwriting gains in the third quarter and first nine months of 2008 of $67 million and $141 million, respectively, compared to $40 million and $123 million of underwriting gains in the corresponding periods in 2007. Underwriting results in each year were driven by gains from life business due primarily to favorable mortality.
     Berkshire Hathaway Reinsurance Group
     The Berkshire Hathaway Reinsurance Group (“BHRG”) underwrites excess-of-loss reinsurance and quota-share coverages for insurers and reinsurers worldwide. BHRG’s business includes catastrophe excess-of-loss reinsurance and excess direct and facultative reinsurance for large or otherwise unusual discrete property risks referred to as individual risk. Retroactive reinsurance policies provide indemnification of losses and loss adjustment expenses with respect to past loss events. Other multi-line refers to other business written on both a quota-share and excess basis, participations in and contracts with Lloyd’s syndicates, as well as property, aviation and workers’ compensation programs. BHRG’s underwriting results for the third quarter and first nine months of 2008 and 2007 are summarized in the table below. Amounts are in millions.

	Premiums earned				Pre-tax underwriting gain/loss
	Third Quarter		First Nine Months		Third Quarter		First Nine Months
	2008	2007	2008	2007	2008	2007	2008	2007
Catastrophe and individual risk	$ 292	$ 370	$ 731	$ 1,236	$ (102)	$ 379	$ 248	$ 1,183
Retroactive reinsurance	—	—	3	7,394	(104)	(125)	(337)	(315)
Other multi-line	1,091	663	2,789	2,005	40	(71)	31	224

	$ 1,383	$ 1,033	$ 3,523	$ 10,635	$ (166)	$ 183	$ (58)	$ 1,092

FORM 10-Q	Q/E 9/30/08
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Berkshire Hathaway Reinsurance Group (Continued)
     Premiums earned in the third quarter and first nine months of 2008 from catastrophe and individual risk contracts declined $78 million (21%) and $505 million (41%), respectively, compared with the prior year periods. The level of business written in a given period varies significantly due to changes in market conditions and management’s assessment of the adequacy of premium rates. Throughout 2007 and 2008, catastrophe and individual risk business written declined as increased price competition resulted in fewer opportunities to write business at prices acceptable to BHRG. Catastrophe and individual risk premiums written in the first nine months of 2008 declined 27% versus 2007. In addition, Berkshire entered into a contract in the third quarter of 2008 under which it could be required to purchase up to $4 billion of revenue bonds issued by the Florida Hurricane Catastrophe Fund Finance Corporation. Berkshire’s obligation to acquire the bonds is subject to certain conditions, including the occurrence of a specified amount of hurricane losses in Florida during a period that expires on December 31, 2008. The consideration received ($224 million) in connection with this agreement is unearned as of September 30, 2008. At expiration, if the conditions that require Berkshire to acquire the bonds are not met, the consideration will be earned and reflected in the underwriting results of BHRG.
     Pre-tax underwriting results in 2008 for the catastrophe and individual risk business included approximately $350 million of estimated losses from Hurricanes Gustav and Ike during the third quarter. In the first nine months of 2007, there were no significant catastrophe losses and underwriting results included about $300 million of net gains from the reduction of loss estimates for pre-2007 events. Underwriting gains in 2008 are expected to be significantly lower compared to 2007 as a result of the declines in premium volume in 2008 and the absence of major catastrophe losses in 2007.
     Premiums from retroactive reinsurance in 2007 included approximately $7.1 billion from the Equitas reinsurance agreement which became effective on March 30, 2007. Retroactive policies generally provide very large, but limited, indemnification of unpaid losses and loss adjustment expenses with respect to past loss events that are generally expected to be paid over long periods of time. The underwriting losses from retroactive policies primarily represent the periodic amortization of deferred charges established at the inception of the contracts. At September 30, 2008, unamortized deferred charges for all of BHRG’s retroactive contracts were approximately $3.4 billion and gross unpaid losses were approximately $16.3 billion.
     Premiums earned in the third quarter and first nine months of 2008 from other multi-line business exceeded amounts earned in the prior year periods by $428 million (65%) and $784 million (39%), respectively. Premiums earned in the third quarter and first nine months of 2008 included $496 million and $1,169 million, respectively, from a quota-share contract with Swiss Reinsurance Company Ltd. and its major property/casualty affiliates (“Swiss Re”) that became effective January 1, 2008. Under the agreement, BHRG assumes a 20% quota-share of the premiums and related losses and expenses on substantially all property/casualty risks of Swiss Re incepting over the five year period ending December 31, 2012. Based on recent annual premium volume, BHRG’s annual written premium under this agreement is expected to be in the $3 billion range; however, actual premiums assumed over the five year period could vary significantly depending on Swiss Re’s response to market conditions and opportunities that arise over the contract term. Excluding premiums from the Swiss Re quota-share contract, multi-line premiums earned in the first nine months of 2008 declined 19% versus 2007 principally attributable to lower premium volume from workers’ compensation programs.
     Other multi-line business produced a pre-tax underwriting gain in the first nine months of $31 million in 2008 compared to $224 million in 2007. Underwriting results in 2008 reflected significant declines in underwriting gains from workers’ compensation business and increased casualty losses versus 2007. Pre-tax underwriting results in 2008 also included approximately $535 million of estimated catastrophe losses from Hurricanes Gustav and Ike during the third quarter. There were no significant catastrophe losses in 2007. Net underwriting results for the third quarter of 2008 also included a $360 million gain from the reversal of accumulated unrealized foreign currency exchange losses principally attributable to insurance liabilities denominated in the U.K. Pound Sterling and Euro. The value of these currencies versus the U.S. Dollar rose steadily over the past two years, resulting in higher liabilities. These currencies declined sharply during the third quarter of 2008, resulting in a reduction of the previously recorded losses.
     In December 2007, BHRG formed a mono-line financial guarantee insurance company, Berkshire Hathaway Assurance Corporation (“BHAC”). BHAC commenced operations during the first quarter of 2008 and is licensed in 49 states. As of September 30, 2008, BHAC had approximately $1 billion in capital and has received the highest rating available from two credit rating agencies. BHRG is pursuing opportunities to write financial guarantee insurance on municipal bonds. In its first nine months of operations, BHAC produced $315 million of written premiums. The impact of this new business on underwriting results was nominal. In addition, BHRG received $313 million for transactions structured as credit default derivative contracts which provide the counterparties with credit protection on specified municipal bond issues.

FORM 10-Q	Q/E 9/30/08
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Berkshire Hathaway Primary Group
     Premiums earned in the third quarter and first nine months of 2008 by Berkshire’s various primary insurers were $474 million and $1,464 million, respectively, relatively unchanged from 2007. For the first nine months of 2008, premiums earned by the NICO Primary Group declined by approximately 30%, which was offset by increases in the Homestate Group and from the acquisition of Boat U.S. in August 2007. For the first nine months, Berkshire’s primary insurers produced underwriting gains of $98 million in 2008 and $189 million in 2007. Net underwriting gains in the first nine months of 2008 reflected a significant decline in underwriting gains from the NICO Primary Group, which was primarily attributable to lower favorable loss reserve development with respect to prior years’ occurrences as well as relatively higher losses for current year occurrences.
       Insurance — Investment Income
     A summary of net investment income of Berkshire’s insurance businesses for the third quarter and first nine months of 2008 and 2007 follows. Amounts are in millions.

	Third Quarter		First Nine Months
	2008	2007	2008	2007
Investment income before taxes and minority interests	$1,074	$1,217	$3,367	$3,531
Income taxes and minority interests	265	295	872	999

Investment income after taxes and minority interests	$ 809	$ 922	$2,495	$2,532

     Pre-tax investment income earned by insurance operations in the third quarter and first nine months of 2008 declined $143 million and $164 million, respectively, from the amounts earned in the comparable 2007 periods. For the first nine months of 2008, dividend income increased approximately $375 million, reflecting increased investments in equity securities and increased dividend rates with respect to certain securities. The increases in dividends earned were more than offset by declines in interest earned, reflecting lower levels of related investments and generally lower interest rates applicable to short-term investments versus the first nine months of 2007. In October 2008, Berkshire subsidiaries acquired the Wrigley, Goldman Sachs and General Electric securities discussed in Notes 3 and 4 to the accompanying Interim Consolidated Financial Statements for $14.5 billion. Aggregate pre-tax interest and dividends on these securities will be approximately $1.4 billion per annum, which is substantially greater than earnings currently expected on short-term investments.
     A summary of cash and investments held in Berkshire’s insurance businesses follows. Amounts are in millions.

	Sept. 30,	Dec. 31,	Sept. 30,
	2008	2007	2007
Cash and cash equivalents	$21,957	$28,257	$34,323
Equity securities	75,775	74,681	77,495
Fixed maturity securities	29,408	27,922	26,816

	$127,140	$130,860	$138,634

     Fixed maturity securities as of September 30, 2008 were as follows. Amounts are in millions.

	Amortized	Unrealized
	Cost	Gains/Losses	Fair Value
U.S. Treasury, government corporations and agencies	$ 3,779	$ 66	$ 3,845
States, municipalities and political subdivisions	3,143	179	3,322
Foreign governments	9,735	69	9,804
Corporate bonds and redeemable preferred stocks, investment grade	4,654	(74)	4,580
Corporate bonds and redeemable preferred stocks, non-investment grade	5,048	(199)	4,849
Mortgage-backed securities	3,010	(2)	3,008

	$29,369	$ 39	$29,408

     U.S. government obligations are rated AAA by the major rating agencies and over 90% of all state, municipal and political subdivisions, foreign government obligations and mortgage-backed securities were rated AA or higher. Non-investment grade securities represent securities that are rated below BBB- or Baa3.
     Invested assets derive from shareholder capital and reinvested earnings as well as net liabilities under insurance contracts or “float.” The major components of float are unpaid losses, unearned premiums and other liabilities to policyholders less premiums and reinsurance receivables, deferred charges assumed under retroactive reinsurance contracts and deferred policy acquisition costs. Float was approximately $59 billion at September 30, 2008 and was relatively unchanged from December 31, 2007. The cost of float, as represented by the ratio of pre-tax underwriting gain or loss to average float, was negative in 2008 and 2007, as Berkshire’s insurance businesses generated underwriting gains in each period.

FORM 10-Q	Q/E 9/30/08
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
       Utilities and Energy (“MidAmerican”)
     Revenues and earnings from MidAmerican for the third quarter and first nine months of 2008 and 2007 are summarized below. Amounts are in millions.

	Third Quarter				First Nine Months
	Revenues		Earnings		Revenues		Earnings
	2008	2007	2008	2007	2008	2007	2008	2007
MidAmerican Energy Company	$1,115	$1,002	$119	$144	$3,586	$3,236	$320	$356
PacifiCorp	1,260	1,150	200	215	3,436	3,231	527	534
Natural gas pipelines	279	232	140	78	867	778	423	330
U.K. utilities	247	282	67	68	780	801	260	224
Real estate brokerage	334	415	6	23	926	1,228	2	58
Other	63	69	80	36	132	209	97	93

	$3,298	$3,150			$9,727	$9,483

Earnings before corporate interest and taxes			612	564			1,629	1,595
Interest, other than to Berkshire			(86)	(83)			(258)	(229)
Interest on Berkshire junior debt			(22)	(26)			(67)	(84)
Income taxes and minority interests **			(154)	(71)			(392)	(344)

Net earnings			$350	$384			$912	$938

Earnings applicable to Berkshire *			$324	$354			$848	$878

Debt owed to others at September 30							$18,995	$19,393
Debt owed to Berkshire at September 30							$1,654	$888
*	Net of minority interests and includes interest earned by Berkshire (net of related income taxes).

**	The 2007 amounts are net of a $61 million deferred income tax benefit as a result of the reduction in the United Kingdom corporate income tax rate from 30% to 28% which was enacted during the third quarter of 2007 and became effective in 2008.
     Berkshire currently owns an 88.2% (87.4% diluted) interest in MidAmerican Energy Holdings Company (“MidAmerican”), an international energy company. MidAmerican’s domestic regulated energy interests are comprised of two regulated utility companies (MidAmerican Energy Company (“MEC”) and PacifiCorp) serving over 3 million retail customers and two interstate natural gas pipeline companies with approximately 17,000 miles of pipeline in operation and design capacity of about 6.9 billion cubic feet of natural gas per day. In the United Kingdom (“U.K.”), electricity distribution subsidiaries serve about 3.8 million electricity end users. The rates that MidAmerican’s utilities, electricity distribution and natural gas pipeline businesses may charge customers for energy and other services are generally subject to regulatory approval. Rates are based in large part on the costs of business operations, including a return on capital. To the extent these operations are not allowed to include such costs in the approved rates, operating results will be adversely affected. In addition, MidAmerican’s other businesses include a diversified portfolio of independent power projects and the second-largest residential real estate brokerage firm in the United States.
     In 2008, MEC’s revenues for the third quarter and first nine months increased $113 million (11%) and $350 million (11%), respectively, over the comparable 2007 periods. The increases in revenues in 2008 were primarily attributable to increased regulated natural gas revenues from a higher per-unit cost of gas sold which was largely passed on to customers and to increased non-regulated gas revenues due primarily to higher average prices. PacifiCorp’s revenues in the third quarter and first nine months of 2008 increased $110 million (10%) and $205 million (6%), respectively, over revenues in 2007. The increases were primarily due to customer growth, higher retail rates and increased wholesale revenues, partially offset by lower customer usage.
     In 2008, natural gas pipelines revenues for the third quarter and first nine months increased $47 million (20%) and $89 million (11%), respectively, over revenues in the corresponding 2007 periods. These increases reflected increased transportation revenue as a result of stronger market conditions, the impact of system expansion projects and a reduction in customer refund liabilities related to a current rate proceeding. U.K. utility revenues in the third quarter of 2008 decreased $35 million (12%) versus 2007 and for the first nine months of 2008 decreased $21 million (3%) from 2007. During the third quarter of 2008, the U.S. Dollar strengthened significantly versus the U.K. Pound Sterling. In addition, regulatory rates that were increased in 2007 to allow for certain cost recoveries were lowered in April of 2008. Real estate brokerage revenues in the third quarter and first nine months of 2008 declined $81 million (20%) and $302 million (25%), respectively, from the prior year periods due to significant declines in transaction volume as well as lower average home sales prices.

FORM 10-Q	Q/E 9/30/08
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
       Utilities and Energy (“MidAmerican”) (Continued)
     MidAmerican’s earnings before corporate interest and income taxes (“EBIT”) for the third quarter and first nine months of 2008 increased $48 million (9%) and $34 million (2%), respectively, compared to the corresponding 2007 periods. In 2008, EBIT of MEC and PacifiCorp decreased $40 million (11%) in the third quarter and $43 million (5%) for the first nine months compared to 2007. Increased revenues from these operations were more than offset by higher fuel and maintenance costs and increased interest expense. EBIT of natural gas pipelines in 2008 increased $62 million (79%) for the third quarter and $93 million (28%) for the first nine months versus 2007, primarily due to the aforementioned revenue increases. EBIT of the U.K. utilities in the first nine months of 2008 increased $36 million (16%) over 2007 and was largely due to lower interest expense. EBIT of the real estate brokerage business for the third quarter and first nine months of 2008 declined significantly versus 2007, primarily due to the aforementioned significant decline in brokerage transactions resulting from ongoing poor conditions in the U.S. housing markets.
       Manufacturing, Service and Retailing
     A summary of revenues and earnings for the third quarter and first nine months of 2008 and 2007 for Berkshire’s manufacturing, service and retailing businesses follows. Amounts are in millions.

	Third Quarter				First Nine Months
	Revenues		Earnings		Revenues		Earnings
	2008	2007	2008	2007	2008	2007	2008	2007
Marmon	$1,878	$—	$247	$—	$4,044	$—	$536	$—
McLane Company	7,634	7,293	68	50	21,892	20,849	209	180
Shaw Industries	1,357	1,392	49	125	3,918	4,084	182	327
Other manufacturing	3,723	3,832	478	567	11,198	10,862	1,458	1,578
Other service	2,094	1,933	260	295	6,496	5,501	786	716
Retailing	704	750	11	33	2,204	2,318	72	137

	$17,390	$15,200			$49,752	$43,614

Pre-tax earnings			$1,113	$1,070			$3,243	$2,938
Income taxes and minority interests			448	423			1,372	1,200

			$665	$647			$1,871	$1,738

Marmon
     Berkshire acquired a 60% interest in Marmon Holdings, Inc. (“Marmon”) on March 18, 2008. During the second quarter of 2008, Berkshire acquired additional shares and currently owns 63.6% of Marmon. Marmon’s operating results are included in Berkshire’s consolidated results and in the preceding table from the date of the initial acquisition. See Note 2 to the accompanying Interim Consolidated Financial Statements for additional description of Marmon’s operations. For the nine months ending September 30, 2008, Marmon’s consolidated revenues were $5.5 billion, an increase of 3% over 2007. Pre-tax earnings for the first nine months of 2008 were $733 million, which were relatively unchanged from the first nine months of 2007. In 2008, the increases were primarily in the Transportation Services & Engineered Products (Marmon’s largest business sector), Retail, Construction Services and Water Treatment businesses offset by declines in the Wire & Cable and Flow Products businesses, which have been negatively impacted by low residential construction activity.
McLane Company
     McLane’s revenues for the third quarter and first nine months of 2008 increased $341 million (5%) and $1,043 million (5%), respectively, over the corresponding 2007 periods. The increases in revenues reflect additional grocery and foodservice customers as well as manufacturer price and state excise tax increases which were passed on to customers. Pre-tax earnings in 2008 were $68 million for the third quarter and $209 million for the first nine months, representing increases of $18 million (36%) and $29 million (16%), respectively, over the comparable 2007 periods. Pre-tax earnings in the first nine months of 2007 included a gain of $10 million from a litigation settlement. McLane’s business is marked by high sales volume and very low profit margins and is subject to significant price competition. The gross margin rate for the first nine months of 2008 was 5.93% versus 5.77% for the first nine months of 2007. The comparative increase in the gross margin rate reflects price changes related to certain categories of grocery products and the impact of a heavy liquids sales surcharge which began in April 2007. Operating expenses as a percentage of revenues for the first nine months of 2008 were relatively unchanged compared to 2007. Approximately one-third of McLane’s annual revenues are from Wal-Mart. A curtailment of purchasing by Wal-Mart could have a material adverse impact on the earnings of McLane.

FORM 10-Q	Q/E 9/30/08
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
       Manufacturing, Service and Retailing (Continued)
Shaw Industries
     Revenues of Shaw Industries in the third quarter and first nine months of 2008 declined $35 million (3%) and $166 million (4%), respectively, as compared to the same periods in 2007. The decreases were primarily due to a reduction in year-to-date residential carpet sales volume, partially offset by higher average selling prices and revenues from recent acquisitions. The decrease in residential carpet volume in 2008 was due to the significant downturn in residential real estate activity that began in 2006 and which has been exacerbated by the mortgage lending crisis.
     In 2008, pre-tax earnings declined $76 million (61%) in the third quarter and $145 million (44%) in the first nine months as compared to 2007. The declines were attributable to the lower sales volume and higher product costs due to reduced manufacturing efficiencies as a result of decreased production and ongoing increases in raw material costs, which are predominantly petrochemical-based. The gross margin rate for the first nine months of 2008 was approximately 4 percentage points lower as compared with the same period in 2007. To offset the impact of rising raw material costs, Shaw instituted multiple sales price increases in 2008. However, management expects residential real estate activity to remain weak into 2009. Consequently, Shaw’s sales volume and earnings over the remainder of 2008 and into 2009 are likely to be relatively low.
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
     Revenues of the other manufacturing businesses in the third quarter of 2008 declined $109 million (3%) versus 2007 and for the first nine months of 2008 increased $336 million (3%) over 2007. The decline in third quarter revenues was primarily attributable to a 32% reduction in unit sales of Forest River recreational vehicles and a 4% decline in apparel revenues partially offset by revenues from businesses acquired in 2007 and increased revenues from IMC and CTB. Pre-tax earnings of the other manufacturing businesses were $478 million in the third quarter and $1,458 million in the first nine months of 2008 and represented decreases of $89 million (16%) and $120 million (8%), respectively, compared with 2007. The declines reflected significantly lower earnings from recreational vehicle, apparel and building products businesses, partially offset by increased earnings from IMC and CTB. Operating results in 2008 for most of Berkshire’s other manufacturing businesses were negatively affected by increasingly difficult economic conditions in the U.S. and abroad. The demand for certain building products continued to be adversely affected by the slowdown in housing construction and availability of credit to customers. In addition, higher raw material costs in 2008 and lower manufacturing efficiencies from lower production have contributed to the deterioration of operating earnings in 2008. As a result, revenues and earnings of these businesses will, in general, likely decline further in the fourth quarter of 2008 and into 2009.
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
     In 2008, revenues of the other service businesses of $2,094 million in the third quarter and $6,496 million in the first nine months increased $161 million (8%) and $995 million (18%), respectively, over the corresponding 2007 periods. In 2008, pre-tax earnings of $260 million in the third quarter decreased $35 million (12%) compared to 2007 and pre-tax earnings of $786 million in the first nine months exceeded 2007 by $70 million (10%).
     Results for the first nine months of 2008 included nine months of revenues and earnings from TTI whereas results in 2007 included TTI’s post-acquisition date results. For the third quarter of 2008, several of the service businesses including NetJets, The Pampered Chef and The Buffalo News generated lower pre-tax earnings compared to 2007, which more than offset earnings increases of TTI and Business Wire. For the first nine months of 2008, the increase in pre-tax earnings was primarily due to the inclusion of TTI’s results.

FORM 10-Q	Q/E 9/30/08
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
       Manufacturing, Service and Retailing (Continued)
Retailing
     Berkshire’s retail operations consist of four home furnishings (Nebraska Furniture Mart, R.C. Willey, Star Furniture and Jordan’s) and three jewelry (Borsheims, Helzberg and Ben Bridge) retailers. See’s Candies is also included in this group. Revenues of the retailing businesses in the third quarter and first nine months of 2008 declined $46 million (6%) and $114 million (5%), respectively, from the corresponding 2007 periods. Pre-tax earnings in 2008 decreased $22 million (67%) in the third quarter and $65 million (47%) in the first nine months from the corresponding 2007 periods. Pre-tax earnings in 2008 declined in all of Berkshire’s retail operations. Management attributes the declines to the deteriorating general economic conditions and consumer confidence in the U.S. arising from the credit and housing crises.
       Finance and Financial Products
     A summary of revenues and earnings from Berkshire’s finance and financial products businesses follows. Amounts are in millions.

	Third Quarter				First Nine Months
	Revenues		Earnings		Revenues		Earnings
	2008	2007	2008	2007	2008	2007	2008	2007
Manufactured housing and finance	$904	$970	$7	$129	$2,658	$2,824	$208	$391
Furniture/transportation equipment leasing	198	205	25	25	584	611	65	87
Other	156	168	131	119	477	482	385	314

	$1,258	$1,343			$3,719	$3,917

Pre-tax earnings			$163	$273			$658	$792
Income taxes and minority interests			72	102			261	293

			$91	$171			$397	$499

     Revenues in the third quarter and first nine months of 2008 from manufactured housing and finance activities (Clayton Homes) decreased $66 million (7%) and $166 million (6%), respectively, from 2007 reflecting lower home sales to independent dealers, partially offset by increased interest income from installment loans. Unit sales declined 12% in the third quarter of 2008 and 9% in the first nine months compared with 2007 periods. In addition, a higher proportion of single-section units were sold in 2008 compared to multi-section units causing a decrease in average sales price per home. The increase in interest income reflects higher average installment loan balances in 2008 versus 2007. Installment loan balances were approximately $12.5 billion as of September 30, 2008, an increase of approximately $1.4 billion since December 31, 2007. The increase was principally due to loan portfolio acquisitions.
     Pre-tax earnings of Clayton Homes in the third quarter and first nine months of 2008 declined $122 million (95%) and $183 million (47%), respectively, from 2007. Pre-tax earnings in the third quarter of 2008 included a $64 million increase in the provision for estimated loan losses due to changes in loan collection and recovery assumptions and approximately $22 million of losses arising from Hurricanes Gustav and Ike. Pre-tax earnings for the first nine months of 2008 reflected higher interest expense from increased borrowings and an increase in interest rates. Additionally, manufacturing and retail activities declined significantly due to reduced unit sales and product mix changes, which coupled with higher material costs, adversely affected gross profit margins. Partially offsetting these declines was a $22 million gain from the sale of certain housing community assets in the first quarter.
     Pre-tax earnings from furniture and transportation equipment leasing activities for the first nine months of 2008 declined $22 million (25%) compared to 2007. The decline primarily reflects lower rental income driven by relatively low utilization rates for over-the-road trailer and storage units. Significant cost components of this business are fixed (depreciation and facility expenses). Earnings from other finance business activities consisted primarily of interest income earned on short-term and fixed maturity investments and from a small portfolio of commercial real estate loans.
       Investment and Derivative Gains/Losses
     A summary of investment and derivative gains and losses follows. Amounts are in millions.

	Third Quarter		First Nine Months
	2008	2007	2008	2007
Investment gains/losses	$(296)	$3,187	$65	$4,239
Derivative gains/losses	(1,261)	(124)	(2,213)	340

Gains/losses before income taxes and minority interests	(1,557)	3,063	(2,148)	4,579
Income taxes and minority interests	(545)	1,071	(755)	1,597

Net gains/losses	$(1,012)	$1,992	$(1,393)	$2,982

FORM 10-Q	Q/E 9/30/08
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Investment and Derivative Gains/Losses (Continued)
     Investment gains or losses are recognized upon the sales of investments, recognition of non-cash other-than-temporary-impairment losses or as otherwise required under GAAP. The timing of realized gains or losses from sales can have a material effect on periodic earnings. However, such gains or losses usually have little, if any, impact on total shareholders’ equity because most equity and fixed maturity investments are carried at fair value with the unrealized gain or loss included as a component of accumulated other comprehensive income. Other-than-temporary-impairment losses of $250 million and $679 million were recognized in the third quarter and first nine months of 2008, respectively. Impairment losses in 2007 periods were insignificant.
     Derivative gains and losses in the preceding table primarily represent the non-cash (or unrealized) changes in fair value of credit default and equity index put option contracts. Berkshire’s credit default contract exposures are primarily in various “high-yield” indexes comprised of specified corporate issuers in North America whose obligations are rated below investment grade. These contracts generally cover the loss in value of senior unsecured debt obligations of those entities in the event of default for non-payment or bankruptcy over the contract period (usually 5 years). Losses under these contracts are limited to specified amounts per issuer, as well as aggregate limits for all losses under the contract. The premiums due from the counterparties are received at the inception date and, therefore, Berkshire has no credit exposure for unpaid premiums. None of Berkshire’s high-yield credit default contracts involve direct exposure to mortgage or asset backed loan structures, including collateralized debt obligations. During 2008, Berkshire also entered into credit default contracts on individual issuers in North America whose obligations are primarily rated as investment grade and where installment premiums are due from counterparties over the terms of the contracts. Most of these contracts expire in 2013 and certain of the contracts relate to obligations of large financial institutions. Berkshire’s equity index put option contracts relate to four major equity indexes, including three outside of the United States. Berkshire’s equity index put option contracts are European style options and at inception had durations of 15-20 years. At September 30, 2008, the weighted average remaining life of these contracts was approximately 13.5 years. Any future loss payments under the equity index put option contracts will be based on the net decline in the underlying index below the strike price in each contract. Berkshire has no obligation to purchase the underlying equity securities comprising the indexes.
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
     Berkshire’s pre-tax losses from derivative contracts for the third quarter and first nine months of 2008 were $1,261 million and $2,213 million, respectively. These losses predominantly related to the equity index put option and credit default contracts. The underlying equity indexes declined roughly 10% to 15% for the third quarter and 20% to 30% for the first nine months and credit default spreads in the United States widened.
     The estimated fair value of credit default contracts at September 30, 2008 was $2,525 million, an increase of $687 million from December 31, 2007. The increase included fair value pre-tax losses of $478 million and premiums from contracts entered into in 2008 of $265 million, partially offset by loss payments of $56 million. Berkshire made additional loss payments of approximately $91 million in October 2008. The estimated fair value of equity index put option contracts at September 30, 2008 was $6,725 million, an increase of approximately $2.1 billion from December 31, 2007. The increase was primarily due to fair value pre-tax losses of $1,731 million as well as $383 million in premiums from new contracts entered into in 2008.
     Berkshire does not actively trade or exchange these contracts, but rather intends to hold such contracts until expiration. Nevertheless, current accounting standards require that these derivative contracts be carried at fair value with the periodic changes in fair value included in earnings. The fair values on any given reporting date and the resulting gains and losses reflected in earnings will likely be volatile, reflecting the volatility of equity and credit markets. Management does not view the periodic gains or losses from the changes in fair value as meaningful given the long-term nature of the contracts and the volatile nature of equity and credit markets over short periods of time.
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

FORM 10-Q	Q/E 9/30/08
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Investment and Derivative Gains/Losses (Continued)
     Berkshire determines the estimated fair value of equity index put option contracts based on the widely used Black-Scholes option valuation model. Inputs to that model include the current index value, strike price, discount or interest rate, dividend rate, foreign currency exchange rate and contract expiration date. Berkshire believes the two most significant economic risks relate to changes in equity prices and foreign currency exchange rates. Reference is made to the equity price and foreign currency risks sections of Berkshire’s market risk disclosures in its Form 10-K for the year ended December 31, 2007 for information concerning these risks.
     In addition, the Black-Scholes calculations incorporate volatility estimates which are generally not observable. At September 30, 2008, the estimated fair value of these contracts was $6,725 million and the weighted average volatility was approximately 22%. The impact on fair value from changes to volatility is summarized below. The values of contracts in an actual exchange are affected by market conditions and perceptions of the buyers and sellers. Actual values in an exchange may differ significantly from the values produced by any mathematical model. Dollars are in millions.

Hypothetical change in volatility (percentage points)	Hypothetical fair value
Increase 2 percentage points	$7,231
Increase 4 percentage points	7,733
Decrease 2 percentage points	6,217
Decrease 4 percentage points	5,709
Financial Condition
     Berkshire’s balance sheet continues to reflect significant liquidity and a strong capital base. Consolidated shareholders’ equity at September 30, 2008 was $120.2 billion. Consolidated cash and invested assets, excluding assets of finance and financial products businesses, was approximately $134.1 billion at September 30, 2008 (including cash and cash equivalents of $28.4 billion and $1.7 billion of fixed maturity securities that mature between three and six months from their respective acquisition dates) and $142.4 billion at December 31, 2007 (including cash and cash equivalents of $38.9 billion). Berkshire’s invested assets are held predominantly in its insurance businesses. A large amount of capital is maintained in the insurance subsidiaries for strategic and marketing purposes and in support of reserves for unpaid losses. In the United States, dividend payments by insurance companies are subject to prior approval by state regulators. Berkshire believes that it currently maintains sufficient liquidity to cover its contractual obligations and provide for contingent liquidity.
     Berkshire acquired a 60% interest in Marmon Holdings, Inc. (“Marmon”) for $4.5 billion on March 18, 2008. In the second quarter of 2008, Berkshire acquired additional shares and currently owns 63.6% of Marmon. Berkshire has agreed to acquire the remaining minority shareholders’ interests in Marmon over the next five to six years for consideration based on Marmon’s future earnings. See Note 2 to the Interim Consolidated Financial Statements for more information concerning the acquisition. The acquisition was funded with available cash balances.
     On April 28, 2008, The Wm. Wrigley Jr. Company (“Wrigley”) and Mars, Incorporated (“Mars”) announced a merger agreement in which Wrigley would become a subsidiary of Mars. On October 6, 2008, Berkshire invested $6.5 billion in fixed maturity and equity securities issued in connection with this merger. On October 1, 2008, Berkshire invested $5 billion in Goldman Sachs perpetual preferred stock. The preferred stock has a stated dividend rate of 10% and is callable at any time at a 10% premium. Berkshire also acquired warrants to purchase $5 billion of Goldman Sachs common stock at $115 per share. On October 16, 2008, Berkshire invested $3 billion in General Electric Company perpetual preferred stock. The preferred stock has a stated dividend rate of 10% and is callable after three years at a 10% premium. Berkshire also acquired warrants to purchase $3 billion of common stock at $22.25 per share. The Goldman Sachs and General Electric warrants are exercisable at any time over five years. These investments were funded with available cash balances.
     Capital expenditures of the utilities and energy businesses in the first nine months of 2008 were approximately $2.7 billion and forecasted capital expenditures for the 2008 calendar year are estimated at $4.2 billion. MidAmerican is funding these capital expenditures with cash flows from operations and debt proceeds. MidAmerican’s borrowings were $19.0 billion at September 30, 2008. During the first nine months of 2008, MidAmerican issued $2.2 billion of notes with maturities ranging from 2012 to 2038, and repaid a comparable amount of maturing debt. Term debt maturing over the remainder of 2008 and 2009 is approximately $425 million. Berkshire has committed until February 28, 2011 to provide up to $3.5 billion of additional capital to MidAmerican to permit the repayment of its debt obligations or to fund its existing regulated utility subsidiaries. Berkshire has not and does not intend to guarantee the repayment of debt by MidAmerican or any of its subsidiaries.

FORM 10-Q	Q/E 9/30/08
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Financial Condition (Continued)
     Assets of the finance and financial products businesses were $27.6 billion as of September 30, 2008 and $25.7 billion at December 31, 2007, which consisted primarily of loans and finance receivables, fixed maturity securities and cash and cash equivalents. Liabilities were $26.8 billion as of September 30, 2008 and $22.0 billion at December 31, 2007. As of September 30, 2008, notes payable and other borrowings of $14.5 billion included $11.8 billion of notes issued by BHFC. In 2008, BHFC issued $5.0 billion of notes maturing between 2011 and 2018 and repaid $3.1 billion of maturing notes, including $1.05 billion of notes that matured in October. The notes are being used to finance originated and acquired manufactured housing loans and are guaranteed by Berkshire. Estimated liabilities for credit default and equity index put option contracts were $9.25 billion at September 30, 2008. Payments under the equity index put option contracts are contingent upon the future value of the related indexes at the expiration date of the contracts, the earliest of which is in 2019. Payments under credit default contracts are contingent on the occurrence of a default as defined under the contracts. Credit default contracts begin expiring in 2009.
     During the first nine months of 2008, credit markets have become restricted as a consequence of the ongoing worldwide credit crisis. As a result, the availability of credit to corporations has declined significantly and interest rates for new issues are high relative to government obligations, even for companies with strong credit histories and ratings. Although Berkshire believes that the credit crisis is temporary and it has sufficient liquidity and capital to withstand these conditions, restricted access to credit markets over longer periods could have a significant negative impact on operations, particularly the utilities and energy business and certain finance and financial products operations.
     Subsequent to September 30, 2008, conditions in the public debt and equity markets have declined significantly resulting in exceptional volatility in debt and equity prices. Such volatility has impacted the fair value of Berkshire’s investments in equity securities and its derivative contract liabilities for equity index put option contracts. Based on equity and equity index prices as of October 31, 2008 applied to Berkshire’s investment holdings and its equity index put option contracts, Berkshire estimates that consolidated shareholders’ equity would decline by approximately $9 billion. The impact of actions taken recently by governmental bodies in response to the current economic crisis is difficult to predict, particularly over the short term. Berkshire management believes that these extraordinary conditions are temporary and that equity prices will ultimately rise over time. However, the fair values of Berkshire’s investment portfolios and its equity index put option contracts remain subject to considerable volatility, particularly over the short term.
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
     Other obligations pertain to the acquisition of goods or services in the future, which are not currently reflected in the financial statements, such as minimum rentals under operating leases. Except as indicated in the following paragraph, Berkshire’s consolidated contractual obligations as of September 30, 2008 did not change materially from those disclosed in “Contractual Obligations,” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2007.
     During the first nine months of 2008, BHFC issued $5.0 billion of notes maturing between 2011 and 2018 and MidAmerican issued $2.2 billion of notes with maturities ranging from 2012 to 2038. As of September 30, 2008, contractual obligations of Marmon were estimated at $2.4 billion.
     On July 10, 2008, Dow Chemical Corporation (“Dow”) announced that it had entered into an agreement to acquire all of the outstanding shares of Rohm and Haas. In connection with that agreement Berkshire agreed to invest $3 billion in a new issue of convertible preferred stock to be issued by Dow. The agreement is subject to customary closing conditions and those companies believe the transactions will be completed by early 2009.
     On September 19, 2008, MidAmerican and Constellation Energy Group, Inc. (“Constellation”) entered into a definitive merger agreement under which MidAmerican will acquire all of the outstanding shares of Constellation common stock for approximately $4.7 billion. In connection with the agreement, MidAmerican acquired $1 billion of 8% convertible preferred stock of Constellation. The preferred stock is convertible into common stock and 14% senior notes of Constellation under certain conditions and under other conditions is mandatorily redeemable on the second anniversary from the issuance date if not converted. The merger agreement is subject to Constellation shareholder approval and customary Federal, state, international and local regulatory approvals. The transaction is expected to close in the second quarter of 2009.

FORM 10-Q	Q/E 9/30/08
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
     Berkshire’s Consolidated Balance Sheet as of September 30, 2008 includes estimated liabilities for unpaid losses from property and casualty insurance and reinsurance contracts of $56.7 billion. Due to the inherent uncertainties in the process of establishing loss reserve amounts, the actual ultimate claim amounts will likely differ from the currently recorded amounts. A very small percentage change in estimates of this magnitude will result in a material effect on reported earnings. The effects from changes in these estimates are recorded as a component of losses incurred in the period of the change. Unamortized deferred charges on retroactive reinsurance policies assumed totaled $3.6 billion at September 30, 2008. Significant changes in either the timing or ultimate amount of loss payments related to retroactive reinsurance contracts may have a significant effect on unamortized deferred charges and the amount of periodic amortization.
     Berkshire’s Consolidated Balance Sheet as of September 30, 2008 includes goodwill of acquired businesses of $33.5 billion. A significant amount of judgment is required in performing goodwill impairment tests. Such tests include periodically determining or reviewing the estimated fair value of Berkshire’s reporting units. There are several methods of estimating a reporting unit’s fair value, including market quotations, asset and liability fair values and other valuation techniques, such as discounted projected future net earnings and multiples of earnings. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then individual assets, including identifiable intangible assets, and liabilities of the reporting unit are estimated at fair value. The excess of the estimated fair value of the reporting unit over the estimated fair value of net assets would establish the implied value of goodwill. The excess of the recorded amount of goodwill over the implied value is then charged to earnings as an impairment loss.
     Berkshire’s Consolidated Balance Sheet as of September 30, 2008 includes very significant amounts of invested assets and derivative contract liabilities that are measured at fair value on a recurring basis. A substantial portion of invested assets (including substantially all of Berkshire’s equity securities) are carried at fair value based upon current market quotations for identical securities exchanged in active markets. When these quotations are not available, management will use quoted prices for identical assets or liabilities exchanged in inactive markets or quoted prices for similar assets or liabilities exchanged in active or inactive markets, which may include pricing matrices developed for such instruments. A substantial portion of Berkshire’s investments in fixed maturity securities are valued on this basis. Measurements of non-exchange traded derivative contract liabilities are primarily based on valuation models, discounted cash flow models or other valuation techniques that are believed to be used by market participants. Inputs to such models may be observable from markets or unobservable. Unobservable inputs require management to make certain projections and assumptions about the information that would be used by market participants in pricing an asset or liability. Considerable judgment may be required in making assumptions used in such models, including the selection of interest rates, default risk and recovery rates and volatility risk assumptions. Changes in assumptions may have a significant effect on values. Management is required to use its own assumptions regarding unobservable inputs because there is little, if any, market activity in the asset or liability or related observable inputs that can be corroborated at the measurement date.
     Information concerning recently issued accounting pronouncements which are not yet effective is included in Note 16 to the Interim Consolidated Financial Statements. Berkshire does not currently expect any of the recently issued accounting pronouncements to have a material effect on its consolidated financial condition.

FORM 10-Q	Q/E 9/30/08
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Forward-Looking Statements
     Investors are cautioned that certain statements contained in this document as well as some statements in periodic press releases and some oral statements of Berkshire officials during presentations about Berkshire, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements include statements which are predictive in nature, that depend upon or refer to future events or conditions, that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” or similar expressions. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Berkshire actions, which may be provided by management, are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties and assumptions about Berkshire, economic and market factors and the industries in which Berkshire does business, among other things. These statements are not guaranties of future performance and Berkshire has no specific intention to update these statements.
     Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause Berkshire’s actual performance and future events and actions to differ materially from such forward-looking statements, include, but are not limited to, changes in market prices of Berkshire’s investments in fixed maturity and equity securities, the occurrence of one or more catastrophic events, such as an earthquake, hurricane or act of terrorism that causes losses insured by Berkshire’s insurance subsidiaries, changes in insurance laws or regulations, changes in Federal income tax laws and changes in general economic and market factors that affect the prices of securities or the industries in which Berkshire and its affiliates do business.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Reference is made to Berkshire’s most recently issued Annual Report and in particular the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of September 30, 2008, there are no material changes in the inherent market risks described in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.

FORM 10-Q	Q/E 9/30/08
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
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

BERKSHIRE HATHAWAY INC.
(Registrant)

Date	November 7, 2008	/s/ Marc D. Hamburg

Marc D. Hamburg, Senior Vice President
and Principal Financial Officer