Form 10-K
period 2008-12-31
BERKSHIRE HATHAWAY INC
filed 2009-03-02
CIK 1067983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission file number 001-14905

BERKSHIRE HATHAWAY INC.

(Exact name of Registrant as specified in its charter)

Delaware	47-0813844
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification Number)

3555 Farnam Street, Omaha, Nebraska	68131
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code (402) 346-1400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $5.00 Par Value	New York Stock Exchange
Class B Common Stock, $0.1667 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2008: $126,497,000,000*

Indicate number of shares outstanding of each of the Registrant’s classes of common stock:

February 16, 2009—Class A Common Stock, $5 par value	1,057,870 shares
February 16, 2009—Class B Common Stock, $0.1667 par value	14,870,942 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated In
Proxy Statement for Registrant’s Annual Meeting to be held May 2, 2009	Part III

*	This aggregate value is computed at the last sale price of the common stock on June 30, 2008. It does not include the value of Class A Common Stock (390,841 shares) and Class B Common Stock (3,416,963 shares) held by Directors and Executive Officers of the Registrant and members of their immediate families, some of whom may not constitute “affiliates” for purpose of the Securities Exchange Act of 1934.

		Page No.
	Part I
Item 1.	Business	1
Item 1A.	Risk Factors	18
Item 1B.	Unresolved Staff Comments	20
Item 2.	Description of Properties	20
Item 3.	Legal Proceedings	23
Item 4.	Submission of Matters to a Vote of Security Holders	26

	Part II

Item 5.	Market for Registrant’s Common Stock and Related Security Holder Matters	26
Item 6.	Selected Financial Data for the Past Five Years	27
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	55
Item 8.	Financial Statements and Supplementary Data	56
	Consolidated Balance Sheets— December 31, 2008 and December 31, 2007	57
	Consolidated Statements of Earnings— Year Ended December 31, 2008, December 31, 2007, and December 31, 2006	58
	Consolidated Statements of Cash Flows— Year Ended December 31, 2008, December 31, 2007, and December 31, 2006	59
	Consolidated Statements of Changes in Shareholder’s Equity and Comprehensive Income— Year Ended December 31, 2008, December 31, 2007, and December 31, 2006	60
	Notes to Consolidated Financial Statements	61
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	92
Item 9A.	Controls and Procedures	92
Item 9B.	Other Information	92

	Part III

Item 10.	Directors, Executive Officers and Corporate Governance	93
Item 11.	Executive Compensation	93
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	93
Item 13.	Certain Relationships and Related Transactions and Director Independence	93
Item 14.	Principal Accountant Fees and Services	93

	Part IV

Item 15.	Exhibits and Financial Statement Schedules Index	94

Signatures		95
Exhibit Index		99

Part I

Item 1.	Business

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

Berkshire’s insurance companies maintain capital strength at exceptionally high levels. This strength differentiates Berkshire’s insurance companies from their competitors. Collectively, the aggregate statutory surplus of Berkshire’s U.S. based insurers was approximately $51 billion at December 31, 2008. All of Berkshire’s major insurance subsidiaries are rated AAA by Standard & Poor’s Corporation, the highest Financial Strength Rating assigned by Standard & Poor’s, and nearly all are rated A++ (superior) by A.M. Best with respect to their financial condition and operating performance.

The insurance industry experienced severe losses from the September 11, 2001 terrorist attack. On November 26, 2002, the Terrorism Risk Insurance Act of 2002, which established within the Department of the Treasury a Terrorism Insurance Program (“Program”) for commercial property and casualty insurers by providing Federal reinsurance of insured terrorism losses was signed into law. In December 2005, the Program was extended to December 31, 2007 through the passage of the Terrorism Risk Insurance Extension Act of 2005 and in December 2007, the Program was further extended to December 31, 2014 through the passage of the Terrorism Risk Insurance Program Reauthorization Act of 2007. Hereinafter the 2002, 2005 and 2007 Acts are collectively referred to as TRIA. Under TRIA, the Department of the Treasury is charged with certifying “acts of terrorism” as having been a terrorist act undertaken on behalf of a foreign person or interest which resulted in an insured loss in excess of $5 million. TRIA currently establishes that the industry insured loss for a certified event must exceed $100 million. To be eligible for Federal reinsurance, insurers must make available insurance coverage for acts of terrorism, by providing policyholders with clear and conspicuous notice of the amount of premium that will be charged for this coverage and of the Federal share of any insured losses resulting from any act of terrorism. Assumed reinsurance is specifically excluded from TRIA participation. Beginning in 2006, TRIA also excluded certain forms of direct insurance (such as commercial auto, burglary, theft, surety and certain professional liability lines). Terrorism exclusions that were contained within reinsurance contracts remain in effect. Reinsurers are not required to offer terrorism coverage and are not eligible for Federal reinsurance of terrorism losses.

In the event of a certified act of terrorism, the Federal government will reimburse insurers (conditioned on their satisfaction of policyholder notification requirements) for 85% of their insured losses in excess of a company deductible. Under the December 2007 Program extension, the deductible is 20% of the aggregate direct subject earned premium for relevant commercial lines business in the immediately preceding calendar year. Berkshire’s aggregate deductible in 2009 will be approximately $425 million. There is also an aggregate limit of $100 billion on the amount of the Federal government coverage for each TRIA year.

For many years, the insurance industry has been subject to claims arising from exposure to asbestos. The magnitude of such losses has caused many manufacturers to file for protection under the U.S. Bankruptcy Code. In recent years, increasing numbers of claims have been filed, including claims based upon exposure to asbestos, even though no related illness has been identified. Consequently, the U.S. Congress has periodically introduced legislation to assure that resources are available to indemnify claimants suffering from asbestos-related illnesses and to manage the overall cost of those claims. To date, no legislation has passed. It is highly uncertain as to whether or not any legislation will be enacted and, if enacted, how the provisions of such laws will affect Berkshire.

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

Berkshire’s insurance underwriting operations are comprised of the following sub-groups: (1) GEICO and its subsidiaries, (2) General Re and its subsidiaries, (3) Berkshire Hathaway Reinsurance Group and (4) Berkshire Hathaway Primary Group. Except for certain retroactive reinsurance products that generate significant amounts of up-front premiums along with estimated claims expected to be paid over very long periods of time creating “float” (see Investments section below), Berkshire expects to achieve a net underwriting profit over time and to reject inadequately priced risks. Underwriting profit is earned premiums less associated incurred losses, loss adjustment expenses and underwriting and policy acquisition expenses. Underwriting profit does not include investment income earned from “float” produced by the timing of collecting premiums and paying losses, loss adjustment expenses and underwriting and policy acquisition expenses. Additional information related to each of these four underwriting groups follows.

GEICO—GEICO is headquartered in Chevy Chase, Maryland and its principal insurance subsidiaries include: Government Employees Insurance Company, GEICO General Insurance Company, GEICO Indemnity Company and GEICO Casualty Company. These companies primarily offer private passenger automobile insurance to individuals in 49 states and the District of Columbia. In addition, GEICO insures motorcycles, all-terrain vehicles, recreational vehicles and small commercial fleets and acts as an agent for other insurers who offer homeowners, boat and life insurance to individuals. GEICO markets its policies primarily through direct response methods in which applications for insurance are submitted directly to the companies via the Internet, by telephone or through the mail.

GEICO competes for private passenger auto insurance customers with other companies that sell directly to the customer as well as with companies that use a traditional agency sales force. The automobile insurance business is highly competitive in the areas of price and service. Some insurance companies exacerbate price competition by selling their products for a period of time at less than adequate rates. This arises as a result of underestimating ultimate claim costs and/or overestimating the amount of investment income expected to be earned from the cash flow generated as a result of premiums being received before claims are paid. GEICO will not knowingly follow that strategy.

As a result of an aggressive advertising campaign and competitive rates, new business sales and voluntary policies-in-force have increased every year since 2004. Voluntary auto policies-in-force have increased about 63% over the past five years. GEICO is currently the third largest private passenger auto insurer in the United States in terms of premium volume. According to A.M. Best data for 2007, the five largest automobile insurers have a combined 48.8% market share, with GEICO’s share being 7.1%. Seasonal variations in GEICO’s insurance business are not significant. However, extraordinary weather conditions or other factors may have a significant effect upon the frequency or severity of automobile claims.

Private passenger auto insurance is stringently regulated by state insurance departments. As a result, it is difficult for insurance companies to differentiate their products. Competition for preferred-risk private passenger automobile insurance, which is substantial, tends to focus on price and level of customer service provided. Price tends to be the primary focus for other risks. GEICO’s cost-efficient direct response marketing methods and emphasis on customer satisfaction enable it to offer competitive rates and value to customers. GEICO primarily uses its own claims staff to manage and settle claims.

The name and reputation of GEICO is a material asset and management protects it and other service marks through appropriate registrations.

General Re—Berkshire acquired General Re Corporation (“General Re”) in 1998. General Re was established in 1980 to serve as the holding company of General Reinsurance Corporation and its affiliates. General Re affiliates also include Kölnische Rückversicherungs—Gesellschaft AG (“Cologne Re”), a major international reinsurer based in Germany. General Re held a 95% ownership interest in Cologne Re at the end of 2008 and expects to acquire the remaining outstanding shares in 2009. General Re subsidiaries currently conduct business activities globally in 55 cities and provide insurance and reinsurance coverages throughout the world. General Re provides property/casualty insurance and reinsurance, life/health reinsurance and other reinsurance intermediary and risk management, underwriting management and investment management services. General Re is one of the largest reinsurers in the world based on premium volume and shareholder capital.

Property/Casualty Reinsurance

General Re’s property/casualty reinsurance business in North America is conducted through General Reinsurance Corporation, domiciled in Delaware and licensed in the District of Columbia and all states but Hawaii where it is an accredited reinsurer. Property/casualty operations in North America are headquartered in Stamford, Connecticut, and are also conducted through 16 branch offices in the U.S. and Canada. Reinsurance activities are marketed directly to clients without involving a broker or intermediary. Coverages are written primarily on an excess basis and under treaty and facultative contracts. In 2008, approximately 30% of net written premiums in North America related to casualty reinsurance coverages and 52% related to property reinsurance coverages.

General Re’s property/casualty business in North America also includes a few smaller specialty insurers (primarily the General Star and Genesis companies domiciled in Connecticut, North Dakota and Ohio). These specialty insurers underwrite primarily liability and workers’ compensation coverages on an excess and surplus basis and excess insurance for self-insured programs. In 2008, the specialty insurers represented approximately 18% of General Re’s North American property/casualty net written premiums.

General Re’s international property/casualty reinsurance business operations are conducted through internationally-based subsidiaries on a direct basis (via Cologne Re as well as several other General Re subsidiaries in 25 countries) and through brokers (primarily via Faraday, which owns the managing agent of Syndicate 435 at Lloyd’s of London and provides capacity and participates in the results of Syndicate 435). Through Faraday, General Re participates in 100% of the results of Lloyd’s Syndicate 435. Coverages are written on both a quota-share and excess basis for multiple lines of property, aviation and casualty reinsurance coverage. In 2008, international-based property/casualty operations principally wrote direct reinsurance in the form of treaties with lesser amounts written on a facultative basis.

Life/Health Reinsurance

Through a subsidiary of Cologne Re, life, health, long-term care and disability reinsurance coverages are written on an individual and group basis. Most of this business is written on a proportional treaty basis, with the exception of the U.S. group health and disability business which is predominately written on an excess treaty basis. Lesser amounts of life and disability business are written on a facultative basis. The life/health business is marketed on a direct basis. In 2008, approximately 43% of life/health net premiums were written in the United States, 29% were written in Western Europe and the remaining 28% were written throughout the rest of the world.

Berkshire Hathaway Reinsurance Group—The Berkshire Hathaway Reinsurance Group (“BHRG”) operates from offices located in Stamford, Connecticut. Business activities are conducted through a group of subsidiary companies, led by National Indemnity Company (“NICO”) and Columbia Insurance Company (“Columbia”). BHRG provides principally excess and quota-share reinsurance to other property and casualty insurers and reinsurers. The level of BHRG’s underwriting activities often fluctuates significantly from year to year depending on the perceived level of price adequacy in specific insurance and reinsurance markets.

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

BHRG also underwrites traditional non catastrophe insurance and reinsurance coverages, referred to as multi-line business. The type and volume of such business conducted is dependent on changes in market conditions, including changes in prevailing premium rates and coverage terms as perceived by management, and therefore can change rapidly. In 2004 and 2005, BHRG increased its overall volume of aviation and workers’ compensation business. In 2006 and in 2007, volume from the aviation and workers’ compensation programs declined but was largely offset by increases from property business written on a quota-share basis and new property program business. For the five-year period beginning January 1, 2008, BHRG is assuming a 20% quota-share of property and casualty business underwritten by Swiss Reinsurance Company and its subsidiaries. This reinsurance contract represented over 40% of the premiums written by BHRG in 2008. BHRG has negotiated the acquisition of certain property and casualty insurance businesses in run-off, including the North American insurance subsidiaries of Converium Holdings AG, which were acquired in 2006 and the reinsurance subsidiaries of ING Groep N.V. which were acquired in 2008.

In December 2007, BHRG formed a monoline financial guarantee insurance company, Berkshire Hathaway Assurance Corporation (“BHAC”). BHAC commenced operations during the first quarter of 2008 and is licensed in 49 states. As of December 31, 2008, BHAC had approximately $1 billion in capital and has received the highest rating available from two credit rating agencies. BHRG is pursuing opportunities to write financial guarantee insurance on municipal bonds.

Berkshire Hathaway Primary Group—The Berkshire Hathaway Primary Group is a collection of primary insurance operations that provide a wide variety of insurance coverages to insureds located principally in the United States. NICO and certain affiliates underwrite motor vehicle and general liability insurance to commercial enterprises on both an admitted and excess and surplus basis. This business is written nationwide primarily through insurance agents and brokers and is based in Omaha, Nebraska.

U.S. Investment Corporation (“USIC”), through its three subsidiaries led by U.S. Liability Insurance Company, is a specialty insurer that underwrites commercial, professional and personal lines of insurance on an admitted and excess and surplus basis. Policies are marketed in all 50 states and the District of Columbia through wholesale insurance agents. USIC companies underwrite and market approximately 95 distinct specialty property and casualty insurance products.

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

In 2006, Berkshire acquired Applied Underwriters, Inc. (“Applied”), a leading provider of payroll and insurance services to small and medium-sized employers. Applied, through its subsidiaries, including two workers’ compensation insurance companies, principally markets SolutionOne®, a product that bundles a variety of related insurance coverages and business services into a seamless package that is designed to reduce the risks and remove the burden of administrative and regulatory requirements faced by small to medium-sized employers. The buyer of SolutionOne® receives an integrated product that is higher in quality and more cost effective than traditional multi-provider solutions.

In 2007, Berkshire acquired Boat America Corporation, which owns Seaworthy Insurance Company and controls the Boat Owners Association of the United States (collectively “BoatU.S.”). BoatU.S. provides insurance, safety and other services to recreational watercraft owners and enthusiasts.

Other insurance operations include several companies referred to as the “Homestate Companies,” based in California, Colorado and Nebraska and with branch offices in several other states. These companies market various commercial coverages for standard risks to insureds in their state of domicile and a number of other states. Also included is Central States Indemnity Company of Omaha located in Omaha, Nebraska, which provides credit and income protection insurance and related services marketed primarily to credit and debit card holders nationwide. The Kansas Bankers Surety Company is an insurer of primarily crime, fidelity, errors and omissions, officers’ and directors’ liability and related insurance coverages directed toward small and medium-sized banks throughout the Midwest United States.

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

The table on the following page presents the development of Berkshire’s consolidated net unpaid losses for property/casualty contracts from 1998 through 2008. Data in the table related to acquisitions is included from the acquisition date forward.

The first section of the table reconciles the estimated liability for unpaid losses and loss adjustment expenses recorded at the balance sheet date for each of the indicated years from the gross liability reflected in the Consolidated Balance Sheet to the net amount, after reductions for amounts recoverable under ceded reinsurance, deferred charges on retroactive reinsurance contracts and loss reserve discounts.

Certain workers’ compensation loss reserves are discounted for both statutory and GAAP reporting purposes at an interest rate of 4.5% per annum for claims occurring before 2003 and at 1% per annum for claims occurring after 2002. In addition, deferred charges are recorded as assets at the inception of retroactive reinsurance contracts for the excess of the unpaid losses and loss adjustment expenses over the premiums received. The deferred charges are subsequently amortized over the expected claim payment period. Deferred charge amortization and loss reserve discount accretion are recorded as components of insurance losses and loss adjustment expenses incurred.

The second section of the table shows the re-estimated net unpaid losses, net of reserve discounts and deferred charges, based on experience as of the end of each succeeding year. The re-estimated amount reflects the effect of loss payments and re-estimation of remaining unpaid reserves. The line labeled “cumulative deficiency (redundancy)” represents the aggregate increase (decrease) in the initial estimates from the original balance sheet date through December 31, 2008. These amounts have been reported in earnings over time as components of losses and loss adjustment expenses and include accumulated reserve discount accruals and deferred charge amortization.

The redundancies or deficiencies shown in each column should be viewed independently of the other columns because redundancies or deficiencies arising in earlier years may be included as components of redundancies or deficiencies in the more recent years. Liabilities assumed under retroactive reinsurance contracts are treated as occurrences in the year the contract was entered into, as opposed to when the underlying losses actually occurred, which is prior to the contract date. Due to the significance of the deferred charges and reserve discounts, the cumulative changes in such balances which are included in the cumulative deficiency/redundancy amounts are also provided.

The third part of the table shows the cumulative amount of net losses and loss adjustment expenses paid with respect to recorded net liabilities as of the end of each succeeding year. While the information in the table provides a historical perspective on the adequacy of unpaid losses and loss adjustment expenses established in previous years, and their subsequent payments, readers are cautioned against extrapolating redundancies or deficiencies of the past on current unpaid loss balances.

Berkshire management believes that the reserves established as of December 31, 2008 are reasonable and adequate. However, due to the inherent uncertainties in the reserving process, it cannot be assured that such balances will ultimately prove to be adequate. Dollar amounts are in millions.

	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
Unpaid losses per Consolidated Balance Sheet	$22,804	$26,600	$32,868	$40,562	$43,771	$45,393	$45,219	$48,034	$47,612	$56,002	$56,620
Reserve discounts	1,666	1,663	1,675	2,022	2,405	2,435	2,611	2,798	2,793	2,732	2,616

Unpaid losses before discounts	24,470	28,263	34,543	42,584	46,176	47,828	47,830	50,832	50,405	58,734	59,236
Ceded reserves	(2,167)	(2,331)	(2,997)	(2,957)	(2,623)	(2,597)	(2,405)	(2,812)	(2,869)	(3,139)	(3,210)

Net unpaid losses	22,303	25,932	31,546	39,627	43,553	45,231	45,425	48,020	47,536	55,595	56,026
Reserve discounts	(1,666)	(1,663)	(1,675)	(2,022)	(2,405)	(2,435)	(2,611)	(2,798)	(2,793)	(2,732)	(2,616)
Deferred charges	(560)	(1,518)	(2,593)	(3,232)	(3,379)	(3,087)	(2,727)	(2,388)	(1,964)	(3,987)	(3,923)

Net unpaid losses, net of discounts/deferred charges	$20,077	$22,751	$27,278	$34,373	$37,769	$39,709	$40,087	$42,834	$42,779	$48,876	$49,487

Liability re-estimated:
1 year later	$19,663	$22,239	$28,569	$36,289	$39,206	$40,618	$39,002	$42,723	$41,811	$47,288
2 years later	18,132	22,829	30,667	38,069	40,663	39,723	39,456	42,468	40,456
3 years later	18,464	24,079	32,156	40,023	40,517	40,916	39,608	41,645
4 years later	19,750	25,158	33,532	40,061	41,810	41,418	38,971
5 years later	20,581	26,894	34,096	41,448	42,501	40,891
6 years later	21,172	26,676	35,566	42,229	42,007
7 years later	21,244	27,925	36,410	41,744
8 years later	22,170	28,762	36,124
9 years later	22,859	28,508
10 years later	22,667
Cumulative deficiency (redundancy)	2,590	5,757	8,846	7,371	4,238	1,182	(1,116)	(1,189)	(2,323)	(1,588)
Cumulative foreign exchange effect*	(719)	(935)	(2,076)	(1,738)	(1,208)	(268)	191	(399)	43	448

Net deficiency (redundancy)	$1,871	$4,822	$6,770	$5,633	$3,030	$914	$(925)	$(1,588)	$(2,280)	$(1,140)

Cumulative payments:
1 year later	$4,509	$5,825	$5,352	$6,653	$8,092	$8,828	$7,793	$9,345	$8,865	$8,486
2 years later	7,596	8,289	8,744	11,396	14,262	13,462	12,666	15,228	13,581
3 years later	9,384	9,889	11,625	16,378	18,111	17,429	16,463	18,689
4 years later	10,436	11,513	15,608	19,658	21,446	20,494	18,921
5 years later	11,421	13,840	18,504	22,438	24,067	22,517
6 years later	12,221	15,855	20,692	24,748	25,655
7 years later	13,870	17,310	22,555	26,022
8 years later	14,565	18,293	23,543
9 years later	14,937	18,985
10 years later	15,190
Net deficiency (redundancy) above	$1,871	$4,822	$6,770	$5,633	$3,030	$914	$(925)	$(1,588)	$(2,280)	$(1,140)
Deferred charge changes and reserve discounts	779	1,352	1,747	1,807	2,062	1,443	1,213	1,076	619	344

Deficiency (redundancy) before deferred charges and reserve discounts	$1,092	$3,470	$5,023	$3,826	$968	$(529)	$(2,138)	$(2,664)	$(2,899)	$(1,484)

*	The amounts of re-estimated liabilities in the table above related to these operations are based on the applicable foreign currency exchange rates as of the end of the re-estimation period. The cumulative foreign exchange effect represents the cumulative effect of changes in foreign exchange rates from the original balance sheet date to the end of the re-estimation period.

Investments—Invested assets of insurance businesses derive from shareholder capital as well as funds provided from policyholders through insurance and reinsurance business (“float”). Float is an approximation of the amount of net policyholder funds available for investment. That term denotes the sum of unpaid losses and loss adjustment expenses, unearned premiums and other policyholder liabilities, less the aggregate amount of premium balances receivable, losses recoverable from reinsurance ceded, deferred policy acquisition costs, deferred charges on reinsurance contracts and related deferred income taxes.

The amount of float has grown from approximately $44 billion at the end of 2003 to approximately $58 billion at the end of 2008, through internal growth as well as through business acquisitions. BHRG and General Re accounted for approximately 75% of total float as of December 31, 2008. Equally important as the amount of the float is its cost, represented by Berkshire’s periodic net underwriting gain or loss. The increases in the amount of float plus the substantial amounts of shareholder capital devoted to insurance and reinsurance activities have generated meaningful increases in the levels of investments and investment income over the past five years.

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

MidAmerican’s businesses are managed as separate operating units. MidAmerican’s domestic regulated energy interests are comprised of two regulated utility companies serving over 3 million retail customers and two interstate natural gas pipeline companies with approximately 17,000 miles of pipeline in operation and design capacity of about 7.0 billion cubic feet of natural gas per day. Its United Kingdom electricity distribution subsidiaries serve about 3.8 million electricity end users. In addition, MidAmerican’s interests include a diversified portfolio of domestic independent power projects, a hydroelectric facility in the Philippines and the second-largest residential real estate brokerage firm in the United States.

Energy Businesses

General Matters

PacifiCorp, acquired by MidAmerican in March 2006, is a public utility company headquartered in Portland, Oregon, serving regulated retail electric customers in portions of Utah, Oregon, Wyoming, Washington, Idaho and California. The combined service territory’s diverse regional economy ranges from rural, agricultural and mining areas to urban, manufacturing and government service centers. No single segment of the economy dominates the service territory, which helps mitigate PacifiCorp’s exposure to economic fluctuations. In addition to retail sales, PacifiCorp sells electric energy to other utilities, municipalities and marketers on a wholesale basis.

As a vertically integrated electric utility, PacifiCorp owns approximately 10,200 net megawatts (“MW”) of generation capacity. There are seasonal variations in PacifiCorp’s business. Peak customer demand is typically highest in the summer across PacifiCorp’s service territory when air conditioning and irrigation systems are heavily used. The service territory also has a winter peak, which is typically lower than the summer peak and is primarily due to heating requirements.

MidAmerican Energy Company (“MEC”) is a public utility company headquartered in Des Moines, Iowa, serving regulated retail electric and natural gas customers primarily in Iowa and also in portions of Illinois, South Dakota and Nebraska. MEC has a diverse customer base consisting of residential, agricultural and a variety of commercial and industrial customer groups. In addition to retail sales, MEC sells regulated electric energy to markets operated by regional transmission organizations and regulated electric energy and natural gas to other utilities, municipalities and marketers on a wholesale basis and sells non-regulated electric and natural gas services in deregulated markets.

As a vertically integrated electric and gas utility, MEC owns approximately 6,400 net MW of generation capacity. There are seasonal variations in MEC’s business that are principally related to the use of electricity for air conditioning and natural gas for heating. Typically, 35-40% of MEC’s regulated electric revenues are reported in the summer months while 45-55% of MEC’s regulated natural gas revenues are earned in the winter months.

Northern Natural Gas Company (“Northern Natural”) is based in Omaha, Nebraska and operates 15,200 miles of natural gas pipeline making it one of the largest interstate natural gas pipeline systems in the United States reaching from southern Texas to Michigan’s Upper Peninsula. Northern Natural has access to supplies from every major mid-continent basin, as well as the Rocky Mountain and Canadian basins and provides transportation services to utilities and numerous other end-use customers. Kern River Gas Transmission Company (“Kern River”) is based in Salt Lake City, Utah and operates approximately 1,700 miles of natural gas pipeline. Kern River transports natural gas from the supply areas in the Rocky Mountains to consuming markets in Utah, Nevada and California for major oil and natural gas companies, electric generating companies, energy marketing and trading companies and natural gas distribution utilities. Northern Natural also operates three underground natural gas storage facilities and two liquefied natural gas storage peaking units. Northern Natural’s system experiences significant seasonal swings in demand, with the highest demand and revenue typically occurring during the months of November through March.

MidAmerican, through Northern Electric Distribution Limited (“Northern Electric”) and Yorkshire Electricity Distribution PLC (“Yorkshire Electricity”), owns a substantial United Kingdom electricity distribution network that delivers electricity to end users in northeast England covering approximately 10,000 square miles. The distribution companies primarily charge supply companies regulated tariffs for the use of electrical infrastructure.

Regulatory Matters

PacifiCorp and MEC are subject to comprehensive regulation by Federal agencies, state utility commissions and other state and local regulatory agencies. The Federal Energy Regulatory Commission (“FERC”), an independent agency with broad authority to implement provisions of the Federal Power Act and the Energy Policy Act and to assess civil penalties, regulates rates for interstate sales of electricity at wholesale, transmission and expansion of electric power, electric system reliability, accounting, securities issuances and other matters, including construction and operation of hydroelectric projects. MEC is also subject to regulation by the Nuclear Regulatory Commission pursuant to the Atomic Energy Act of 1954, as amended, with respect to the operation of the Quad Cities Station.

Both PacifiCorp and MEC have a right to serve retail customers within their service territories and, in turn, the obligation to provide service to those customers. Historically, state utility commissions have established rates on a cost-of-service basis, which are designed to allow a utility an opportunity to recover its costs of providing services and to earn a reasonable return on its investment. The rates of MidAmerican’s public utility subsidiaries are generally based on the cost of providing traditional bundled services, including generation, transmission and distribution services.

Northern Natural and Kern River are subject to regulation by various Federal and state agencies. As owners of interstate natural gas pipelines and gas storage facilities, their rates, services and operations are subject to regulation by the FERC. The FERC administers, most significantly, the Natural Gas Act and the Natural Gas Policy Act of 1978 giving it jurisdiction over the construction and operation of United States pipelines and related facilities used in the transportation, storage and sale of natural gas in interstate commerce, including the extension, expansion or abandonment of such facilities. The FERC also has jurisdiction over the rates, charges, terms and conditions of service for the transportation and storage of natural gas in interstate commerce. Additionally, interstate pipeline companies are subject to regulation by a Federal agency within the United States Department of Transportation pursuant to the Natural Gas Pipeline Safety Act of 1968, as amended, which establishes safety requirements in the design, construction, operation and maintenance of interstate natural gas transportation facilities, and the Federal Pipeline Safety Improvement Act of 2002, which implemented additional safety and pipeline integrity regulations for high consequence areas.

Northern Electric and Yorkshire Electricity charge fees for use of their distribution systems that are controlled by a formula prescribed by the British electricity regulatory body, the Office of Gas and Electricity Markets. The distribution price control formula is generally reviewed and reset at five-year intervals and was last reset on April 1, 2005.

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

The Federal Clean Air Act, as well as state laws and regulations impacting air emissions, provides a framework for protecting and improving the nation’s air quality and controlling mobile and stationary sources of air emissions. These laws and rules will likely impact the operation of MidAmerican’s generating facilities and require them to reduce emissions at those facilities through the installation of additional emission control equipment or to purchase additional emission allowances.

Renewable portfolio standards have been established by certain state governments and generally require electricity providers to obtain a minimum percentage of their power from renewable energy resources by a certain date. Utah, Oregon, Washington, California and Iowa have all passed renewable portfolio standards. Most significantly, PacifiCorp must meet minimum requirements for electricity sold to retail customers from renewable energy resources of at least 20% by 2025 in Utah, at least 25% by 2025 in Oregon and at least 15% by 2020 in Washington.

As a result of increased attention to global climate change in the United States, there are significant future environmental regulations under consideration to increase the deployment of clean energy technologies and regulate emissions of greenhouse gases at the state, regional and federal levels. Congress and federal policy makers are considering climate change legislation and a variety of national climate change policies. President Obama has expressed support for an economy-wide greenhouse gas cap-and-trade program that would reduce emissions 80% below 1990 levels by 2050. Alternatively, or in conjunction with a cap, policy makers have discussed the possibility of imposing a tax on greenhouse gas emissions. In addition, nongovernmental organizations have become more active in initiating citizen suits under existing environmental and other laws and the Environmental Protection Agency (“EPA”) issued an advanced notice of proposed rulemaking in 2008 to consider issues associated with regulating greenhouse gas emissions under the Clear Air Act. The United States Supreme Court has ruled that the EPA has the authority under the Clean Air Act to regulate emissions of greenhouse gases from motor vehicles and that the EPA must make a determination relating to the danger posed by greenhouse gas emissions.

While debate continues at the national level over the direction of domestic climate policy, several states have developed state-specific laws or regional legislative initiatives to reduce greenhouse gas emissions. MidAmerican believes in implementing public policy to address climate change in a manner that informs all constituents of cost ramifications and attempts to minimize such costs. MidAmerican believes that research and development must be undertaken on a large scale and in a coordinated manner to obtain technologies that reduce carbon emissions while still providing reasonably priced energy and also that the development and deployment of low-carbon electricity technologies must precede the imposition of significant emission reduction requirements or taxes or fees on emissions. In addition, MidAmerican has engaged in several voluntary programs designed to reduce or avoid greenhouse gas emissions. The impact of any pending judicial proceedings and any pending or enacted Federal and state climate change legislation and regulation cannot be determined at this time; however, adoption of stringent limits on greenhouse gas emissions could significantly adversely impact MidAmerican’s fossil-fueled facilities and therefore, its financial results.

Non-Energy Businesses

MidAmerican also owns HomeServices of America, Inc. (“HomeServices”), the second largest full-service residential real estate brokerage firm in the United States. HomeServices also offers integrated real estate services, including mortgage origination, title and closing services, property and casualty insurance, home warranties and other home-related services. It operates under 21 residential real estate brand names with about 16,000 agents and approximately 300 broker offices in 19 states. HomeServices’ principal sources of revenue are dependent on residential real estate sales, which are generally lower in the first and last quarters of each year. This business is subject to the general real estate market conditions, which after several years of favorable conditions, have deteriorated considerably in 2007 and 2008.

Manufacturing, Service and Retailing Businesses

The Registrant’s numerous and diverse manufacturing, service and retailing businesses are described below.

Marmon—On March 18, 2008, Berkshire acquired 60% of Marmon Holdings, Inc. (“Marmon”), a private company owned by trusts for the benefit of members of the Pritzker Family of Chicago for $4.5 billion. In the second quarter of 2008, Berkshire acquired additional shares of Marmon and owned 63.6% at December 31, 2008. Under the terms of the purchase agreement, Berkshire will acquire the remaining minority interests in Marmon between 2011 and 2014 for consideration to be based on the future earnings of Marmon.

Marmon consists of approximately 130 manufacturing and service businesses that operate independently within eleven diverse business sectors. These sectors are Building Wire, providing copper electrical building wire for residential, commercial and industrial construction; Construction Services, providing the leasing and operation of mobile cranes primarily to the energy, mining and petrochemical markets; Distribution Services, supplying specialty metal pipe and tubing, bar and sheet products to markets including construction, industrial, aerospace and many others; Engineered Wire & Cable, providing electrical and electronic wire and cable for energy related markets and other industries; Flow Products, producing copper, aluminum and brass products and materials for the plumbing, heating, air conditioning, refrigeration, construction, automotive and industrial markets; Food Service Equipment, supplying commercial food preparation equipment for restaurants and shopping carts for retail stores; Highway Technologies, primarily serving the heavy-duty highway transportation industry with trailers, fifth wheel coupling devices and undercarriage products such as brake parts and suspension systems, and also serving the light vehicle aftermarket with clutches and related products; Industrial Products, consisting of metal fasteners for the building, furniture, cabinetry, industrial and other markets, safety products such as gloves for industrial markets, portable lighting equipment for mining and safety markets, and overhead electrification equipment for mass transit systems, and custom-machined brass, aluminum and copper forgings for the construction, valve and other industries; Retail Store Fixtures, providing shelving and other merchandising displays and related services for retail stores worldwide; Transportation Services & Engineered Products, including manufacturing, leasing and maintenance of railroad tank cars, leasing of intermodal tank containers, in-plant rail services, manufacturing of bi-modal railcar movers, wheel, axle and gear sets for light rail transit and gear products for locomotives, manufacturing of steel tank heads, and services, equipment and technology for processing and distributing sulfur; and Water Treatment equipment including residential water softening, purification and refrigeration filtration systems, treatment systems for industrial markets including power generation, oil and gas, chemical, and pulp and paper, gear drives for irrigation systems and cooling towers, and air-cooled heat exchangers.

Marmon operates more than 250 manufacturing, distribution and service facilities that are primarily located in North America, Europe and China, and employs approximately 18,000 people worldwide.

McLane Company—Berkshire acquired McLane Company, Inc. (“McLane”) in 2003 from Wal-Mart Stores, Inc. (“Wal-Mart”). McLane provides wholesale distribution and logistics services in all 50 states and internationally in Brazil to customers that include discount retailers, convenience stores, quick service restaurants, drug stores and supermarket chains. From 1990 to 2003, McLane was an integral part of the Wal-Mart distribution network. Under Berkshire’s ownership, McLane continues to provide wholesale distribution services to Wal-Mart which accounts for approximately 33% of McLane’s revenues. McLane’s business model is based on a high volume of sales, low profit margins, rapid inventory turnover and tight expense control. Operations are divided into two business units: grocery distribution and foodservice operations.

McLane’s grocery distribution unit, based in Temple, Texas, enjoys the dominant market share within the convenience store industry and serves most of the national convenience store chains and major oil company retail outlets. Grocery operations provide products to more than 40,000 retail locations nationwide, including Wal-Mart. McLane’s grocery distribution unit operates 23 facilities in 19 states, which average approximately 400,000 square feet per facility. In addition, McLane’s grocery operations provide third-party logistics services from four distribution facilities in Brazil that average approximately 325,000 square feet per facility.

McLane’s foodservice operations, based in Carrollton, Texas, focus on serving the quick service restaurant industry with high quality, timely-delivered products. Operations are conducted through 18 facilities in 16 states which average approximately 180,000 square feet per facility. The foodservice distribution unit is considered one of the five largest restaurant systems suppliers in the United States, servicing more than 18,000 chain restaurants nationwide.

Shaw Industries—Shaw Industries Group, Inc. (“Shaw”), headquartered in Dalton, Georgia, is the world’s largest carpet manufacturer based on both revenue and volume of production. Shaw designs and manufactures over 3,000 styles of tufted and woven carpet and rugs and laminate flooring for residential and commercial use under about 30 brand and trade names and under certain private labels. Shaw’s manufacturing operations are fully integrated from the processing of raw materials used to make fiber through the finishing of carpet. Shaw’s carpet and laminate are sold in a broad range of prices, patterns, colors and textures. Shaw acquired the Anderson Family of Companies (“Anderson”) in September of 2007. Anderson is a fully integrated producer of hardwood flooring known for their quality, craftsmanship and innovation. The Anderson business compliments Shaw’s laminate and existing flooring business.

Shaw sells its wholesale products to over 40,000 retailers, distributors and commercial users throughout the United States, Canada and Mexico. Shaw also exports to various overseas markets. Shaw provides installation services and sells ceramic tile and hardwood flooring. Shaw’s wholesale products are marketed domestically by over 1,900 salaried and commissioned sales personnel directly to retailers and distributors and to large national accounts. Shaw’s 12 carpet full-service distribution facilities, three hard surface and four rug full-service distribution facilities and 30 redistribution centers, along with centralized management information systems, enable it to provide prompt delivery of its products to both its retail customers and wholesale distributors.

Substantially all carpet manufactured by Shaw is tufted carpet made from nylon, polypropylene and polyester. In the tufting process, yarn is inserted by multiple needles into a synthetic backing, forming loops which may be cut or left uncut, depending on the desired texture or construction. During 2008 Shaw processed approximately 97% of its requirements for carpet yarn in its own yarn processing facilities. The availability of raw materials continues to be good although costs have been adversely impacted by the high petro-chemical and natural gas prices. The raw material increases are periodically passed along to customers. Raw material prices began to decline during the fourth quarter of 2008 but continued volatility is expected in 2009.

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

Other Manufacturing, Service and Retailing Businesses

Apparel Manufacturing—Berkshire’s apparel manufacturing businesses include manufacturers of a variety of clothing and footwear. Businesses engaged in the manufacture and distribution of clothing products include Fruit of the Loom (“FOL”), Russell Corporation (“Russell”), Vanity Fair Brands (“VFB”), Garan and Fechheimer Brothers. Berkshire’s footwear businesses include H.H. Brown Shoe Group and Justin Brands.

Berkshire acquired FOL in 2002, Russell in August 2006 and VFB in April 2007. As a combined business, headquartered in Bowling Green, Kentucky, FOL, Russell and VFB (“FOL Inc.”) is primarily a vertically integrated manufacturer and distributor of basic apparel, underwear and bras. Products, under the Fruit of the Loom® and JERZEES® labels, are primarily sold in the mass merchandise and wholesale markets. With the addition of VFB, FOL Inc. has expanded its intimate apparel line that is sold under the Vanity Fair®, Vassarette®, Bestform®, Lily of France®, and Curvation® brands. FOL Inc. also markets and sells athletic uniforms, apparel, sports equipment and balls to team dealers; college licensed tee shirts and fleecewear to college bookstores and mid-tier merchants; and athletic apparel, sports equipment and balls to sporting goods retailers under the Russell Athletic® and Spalding® brands. FOL Inc. markets and sells running footwear and apparel to specialty retailers under the Brooks® brand. Other brands include American Athletic®, Cross Creek® , Mossy Oak®, Moving Comfort®, Bike®, Dudley®, Discus®, Sherrin®, Gemma®, Lou®, Intima®, and Variance®.

FOL Inc. maintains the number one market share brand of men’s and boy’s underwear and Russell Athletic® is the leading provider of team uniforms. FOL Inc., under the Spalding® brand, is the official basketball and backboard licensee of the National Basketball Association and is the world’s leading seller of basketballs.

For basic apparel, underwear and certain athletic products FOL Inc. performs most of its own spinning, knitting, cloth finishing, cutting, sewing and packaging. For the North American market which comprised more than 80% of FOL Inc.’s net sales in 2008, the majority of capital-intensive spinning and cloth manufacturing operations are located in highly automated facilities in the United States with a portion of cloth manufacturing performed offshore. Labor-intensive sewing and finishing operations are located in lower labor cost facilities in Central America and the Caribbean. For the European market, products are either outsourced to third-party contractors in Europe or Asia or sewn in Morocco from textiles internally produced in the Caribbean and Morocco. A new textile facility in Morocco started production in 2008 and will replace the Caribbean textile production in 2009. FOL Inc.’s bras, athletic equipment, footwear, sporting goods and other athletic apparel lines are generally sourced from third-party contractors located primarily in Asia.

Cotton and polyester fibers are the main raw materials used in the manufacturing of FOL Inc.’s products and are purchased from a limited number of third-party suppliers and manufacturers. Raw materials are subject to price volatility caused by weather, supply conditions, government regulations, economic climate and other unpredictable factors. Management believes there are currently readily available alternative sources of supply. However, if relationships with suppliers cannot be maintained or delays occur in obtaining alternative sources of supply, production could be adversely affected, which could have a corresponding adverse effect on results of operations. FOL Inc.’s markets are highly competitive, consisting of many domestic and foreign manufacturers and distributors. Competition is generally based upon price, product style, quality and customer service.

Garan designs, manufactures and sells apparel primarily for children and to a lesser degree for men and women. Products are primarily sold under its own trademark Garanimals® and private labels of its customers. Garan’s production facilities are primarily located in Central America. Substantially all of Garan’s products are sold through its distribution centers in the U.S. to major national chain stores, department stores and specialty stores. In 2008, over 90% of Garan’s sales were to Wal-Mart. Fechheimer Brothers manufactures, distributes and sells uniforms, principally for the public service and safety markets, including police, fire, postal and military markets. Fechheimer Brothers is based in Cincinnati, Ohio.

Justin Brands and H.H. Brown Shoe Group manufacture and distribute work, rugged outdoor and casual shoes and western-style footwear under a number of brand names, including Justin, Born®, Sofft®, Carolina® and Double HH Boots® . Significant portions of the shoes sold by Berkshire’s shoe businesses are manufactured or purchased from sources outside the United States. Products are principally sold in the United States through a variety of channels including department stores, footwear chains, specialty stores, catalogs and the Internet, as well as through company-owned retail stores.

Building Products Manufacturing—Berkshire entered the building products business in 2000 with the acquisition of Acme Building Brands (“Acme”). Acme, headquartered in Fort Worth, Texas, manufactures and distributes clay bricks (Acme Brick), concrete block (Featherlite) and cut limestone (Texas Quarries). In addition, Acme distributes a number of other building products of other manufacturers, including glass block, floor and wall tile and other masonry products. Acme also sells ceramic floor and wall tile, as well as marble, granite and other stones through its subsidiary, American Tile. Products are sold primarily in the Southwest United States through company-operated sales offices. Acme distributes products primarily to homebuilders and masonry and general contractors.

Acme operates 24 clay brick manufacturing facilities located in seven states, seven concrete block facilities in Texas and two stone quarry fabrication facilities located in Texas and Minnesota. In addition, Acme operates a glass block fabrication facility, a concrete bagging facility and a stone burnishing facility all located in Texas. The demand for Acme’s products is seasonal, with higher sales in the warmer weather months and is subject to the level of construction which can be cyclical. Acme also owns and leases properties and mineral rights that supply raw materials used in many of its manufactured products. Raw materials supply is believed to be adequate into the foreseeable future.

Benjamin Moore & Co. (“Benjamin Moore”), headquartered in Montvale, New Jersey, is a leading formulator, manufacturer and retailer of a broad range of architectural coatings, available principally in the United States and Canada. Products include water-thinnable and solvent-thinnable general purpose coatings (paints, stains and clear finishes) for use by the general public, contractors and industrial and commercial users. Products are marketed under various registered brand names, including Regal®, Superspec®, Moorcraft Superhide®, Moorgard®, Aura®, Coronado Paint®, Insl-x® and Lenmar®.

Benjamin Moore relies primarily on an independent dealer network for the distribution of its products. The network consists of over 3,600 retailers with over 5,100 storefronts in the United States and Canada. Benjamin Moore also owns and manages several multiple-outlet stores and stand-alone stores in various parts of the United States and Canada serving primarily contractors and general consumers. Included in the 5,100 storefronts at December 31, 2008 were 98 Benjamin Moore majority-owned stores. The independent retailer channel offers a broad array of products including Benjamin Moore® and Insl-x® brands and other competitor coatings, wallcoverings, window treatments and sundries. Benjamin Moore also has four color stations located in regional malls that serve as brand marketing tools.

Johns Manville (“JM”), founded in 1858, has been serving the building products industry for nearly 150 years and is a leading manufacturer and marketer of premium-quality products for building insulation, mechanical insulation, commercial roofing and roof insulation, as well as fibers and nonwovens for commercial, industrial and residential applications. JM serves markets that include aerospace, automotive and transportation, air handling, appliance, HVAC, pipe and equipment filtration, waterproofing, building, flooring, interiors and wind energy. Fiber glass is the basic material in a majority of JM’s products, although JM also manufactures a significant portion of its products with other materials to satisfy the broader needs of its customers. JM regards its patents and licenses as valuable, however it does not consider any of its businesses to be materially dependent on any single patent or license. JM is headquartered in Denver, Colorado, and operates 40 manufacturing facilities in North America, Europe and China and conducts research and development at several other facilities.

JM sells its products through a wide variety of channels including contractors, distributors, retailers, manufacturers and fabricators. JM holds leadership positions in all the key markets that it serves and typically competes with a few large national competitors and several smaller, regional competitors. JM’s products compete primarily on the basis of value, product differentiation and customization and breadth of product line.

Berkshire acquired MiTek Inc. (“MiTek”) in 2001. MiTek is headquartered in Chesterfield, Missouri and is a leading provider of engineered connector products, engineering software and services and computer-driven manufacturing machinery to the truss fabrication segment of the building components industry. Primary customers are truss fabricators who manufacture pre-fabricated roof and floor trusses and wall panels for the residential building market as well as the light commercial and institutional construction industry. MiTek also participates in the light gauge steel framing market under the Ultra-Span® name and manufactures assembly line machinery used by the lead acid battery industry. MiTek operates on five continents with sales into approximately 80 countries. MiTek has 41 manufacturing facilities located in eleven countries and 59 sales/engineering offices located in 15 countries.

Demand for products of Berkshire’s building products businesses is affected to varying degrees by commercial construction and industrial activity in the U.S. and Europe and the level of U.S. housing construction. For several years, U.S. housing construction was strong, resulting in strong demand for building products and high manufacturing capacity utilization. Since the second half of 2006, housing construction activity has declined resulting in lower demand for certain building products and decreased manufacturing capacity utilization. The declines in construction activity accelerated over 2008. There have also been declines in European commercial construction and industrial activity.

The building products businesses are subject to a variety of Federal, state and local environmental laws and regulations. These laws and regulations regulate the discharge of materials into the air, land and water and govern the use and disposal of hazardous substances.

Other Manufacturing Businesses

Berkshire acquired an 80% interest in ISCAR Metalworking Companies (“IMC”) in 2006. IMC, based in Tefen, Israel, is one of the world’s three largest multinational manufacturers of consumable precision carbide metal cutting tools for applications in a broad range of industrial end markets under the brand names ISCAR, TaeguTec, Ingersoll, Unitac, UOP It.te.di and Outiltec. IMC’s manufacturing facilities are located in Israel, United States, Germany, Italy, France, Switzerland, South Korea, China, India, Japan and Brazil.

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

IMC’s products are sold through a global sales and marketing network with representatives in virtually every major manufacturing center around the world staffed with highly skilled engineers and technical personnel. IMC’s customer base is very diverse, with its primary customers being large, multinational businesses in the automotive, aerospace, engineering and machines industries. IMC operates a regional central warehouse system with locations in Israel, United States, Belgium, Japan and Brazil. Additional small quantities of products are maintained at local IMC offices in order to provide on-time customer support and inventory management.

IMC competes in the metal cutting tools segment of the global metalworking tools market. The segment includes hundreds of participants who range from small, private manufactures of specialized products for niche applications and markets to larger, global multinationals with a wide assortment of products and extensive distribution networks.

In 2005, Berkshire acquired Forest River, Inc. (“Forest River”), a manufacturer of recreational vehicles, utility, cargo and office trailers, busses and pontoon boats, headquartered in Elkhart, Indiana. Its products are sold in the United States and Canada through an independent dealer network. Forest River has manufacturing facilities in six states. Beginning in 2007, Forest River also provides wholesale financing for its dealers, broker services for retail financing needs of dealers and provides temporary housing to the Federal and state governments for disaster relief efforts.

The Scott Fetzer Companies are a diversified group of 21 businesses that manufacture and distribute a wide variety of products for residential, industrial and institutional use. The two most significant of these businesses are Kirby home cleaning systems and Campbell Hausfeld products. Albecca Inc. (“Albecca”), headquartered in Norcross, Georgia, does business primarily under the Larson-Juhl name. Albecca designs, manufactures and distributes a complete line of high quality, branded custom framing products, including wood and metal moulding, matboard, foamboard, glass, equipment and other framing supplies in the U.S., Canada and 15 countries outside of North America. CTB International Corp., headquartered in Milford, Indiana, is a leading designer, manufacturer and marketer of systems used in the grain industry and in the production of poultry, hogs and eggs.

Service Businesses

FlightSafety International Inc. (“FSI”) is headquartered at LaGuardia Airport in Flushing, New York. FSI engages primarily in the business of providing high technology training to operators of aircraft. FSI’s training activities include: advanced pilot training in the operation of aircraft and air traffic control procedures; aircrew training for military and other government personnel; aircraft maintenance technician training; and ab-initio (primary) pilot training to qualify individuals for private and commercial pilots’ licenses. FSI also develops classroom instructional systems and materials for use in its training business and for sale to others.

A significant part of FSI’s training programs derives from the use of simulators, which incorporate computer-based technology to replicate the operation of particular aircraft. Simulators reproduce, with a high degree of accuracy, certain sights, movements and aircraft control responses experienced by the operator of the aircraft. FSI utilizes 459 training devices, including 288 civil aviation simulators. FSI’s training businesses are conducted primarily in the United States, with facilities located in 20 states. FSI also operates training facilities in Canada, France and the United Kingdom. FSI also designs and manufactures full motion flight simulators, visual displays and other training equipment for use in its training business and for sale to others. Manufacturing facilities are located in Oklahoma and Missouri.

NetJets Inc. (“NJ”) is the world’s leading provider of fractional ownership programs for general aviation aircraft. The fractional aircraft ownership concept permits customers to acquire a specific percentage of a certain aircraft type and allows them to utilize the aircraft for a specified number of flight hours per annum. In addition, NJ provides management, ground support and flight operation services. NJ is subject to the rules and regulations of the Federal Aviation Administration, which address aircraft registration, maintenance requirements, pilot qualifications and airport operations, including flight planning and scheduling as well as security issues. NJ also maintains an “exclusive alliance” with an independent company, Marquis Jet Partners, Inc. (“Marquis”). Under this alliance, Marquis leases and purchases fractional interests and management services from NJ and resells them to its customers in the form of a prepaid Marquis Jet Card, which entitles the customer to 25 hours of flight time. This element of NJ’s business continues to grow and currently approximates 18% of NJ revenues.

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

NJ is currently believed to be the world’s largest purchaser of general aviation aircraft and maintains about 700 aircraft (comprised of 14 types of aircraft) in its fleet. NJ’s executive offices are located in Woodbridge, New Jersey, while most of its logistical and flight operations are based at Port Columbus International Airport in Columbus, Ohio. NJ’s European operations are based in Lisbon, Portugal.

In March 2007, Berkshire acquired TTI, Inc., an electronic component distributor headquartered in Fort Worth, Texas. TTI, Inc. is a global specialty distributor of passive, interconnect and discrete components, which are readily adaptable to a wide variety of end-users over a broad range of industries. TTI’s customer base includes original equipment manufacturers, contract manufacturers, military, industrial users and commercial customers. TTI’s business model is organized between its core business of supporting high volume production business and its catalog division which supports lower volume purchases with a broader customer base and higher margins. TTI operates distribution centers in North America, Europe and Asia. TTI operates from more than 50 locations throughout North America, Europe and Asia.

Business Wire provides electronic dissemination of full-text news releases daily to the media, the Internet, online services and databases and the global investment community in 150 countries and 45 languages. Roughly 90% of the company’s revenue comes from the core business of news distribution. The Pampered Chef, LTD (“TPC”) is the largest direct seller of high quality kitchen tools in the United States. Products are researched, designed and tested by TPC and manufactured by third-party suppliers. The Buffalo News publishes three editions on Saturday and Sunday and five editions each weekday from its headquarters in Buffalo, New York. International Dairy Queen services a system of about 5,700 stores operating under the names Dairy Queen, Orange Julius and Karmelkorn that offer various dairy desserts, beverages, prepared foods, blended fruit drinks, popcorn and other snack foods.

Retailing Businesses—Berkshire’s retailing businesses principally consist of several independently managed home furnishings and jewelry operations. Information regarding each of these operations follows.

The home furnishings businesses are the Nebraska Furniture Mart (“NFM”), R.C. Willey Home Furnishings (“R.C. Willey”), Star Furniture Company (“Star”) and Jordan’s Furniture, Inc. (“Jordan’s”). NFM, R.C. Willey, Star and Jordan’s each offer a wide selection of furniture, bedding and accessories. In addition, NFM and R.C. Willey sell a full line of major household appliances, electronics, computers and other home furnishings. NFM, R.C. Willey, Star and Jordan’s also offer customer financing to complement their retail operations. An important feature of each of these businesses is their ability to control costs and to produce high business volume from offering significant value to their customers.

NFM operates its business from a very large retail complex with over 500,000 square feet of retail space and sizable warehouse and administrative facilities in Omaha, Nebraska. NFM’s customers are drawn from a radius around Omaha of approximately 300 miles. NFM is the largest furniture retailer in the area. In 2000, NFM acquired Homemakers Furniture located in Des Moines, Iowa. Homemakers has two facilities that include approximately 205,000 square feet of retail space. In 2003, NFM opened a new store in Kansas City, Kansas. This store, which anchors a retail and entertainment district, includes approximately 445,000 square feet of retail space, 625,000 square feet of warehouse/administration space and draws customers from a significant radius around Kansas City.

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

Borsheim Jewelry Company, Inc. (“Borsheims”) operates from a single store located in Omaha, Nebraska. Borsheims is a high volume retailer of fine jewelry, watches, crystal, china, stemware, flatware, gifts and collectibles. Helzberg’s Diamond Shops, Inc. (“Helzberg”), based in North Kansas City, Missouri, operates a chain of about 250 retail jewelry stores in 39 states. Most of Helzberg’s stores are located in malls, lifestyle centers or power strip centers, and all stores operate under the name Helzberg Diamonds. The Ben Bridge Corporation (“Ben Bridge Jeweler”), based in Seattle, Washington, operates a chain of 78 upscale retail jewelry stores in 12 states, primarily in the Western United States. Principal products include finished jewelry and timepieces. Ben Bridge Jeweler stores are located primarily in major shopping malls. Berkshire’s retail jewelry operations are subject to seasonality with approximately 40% of annual revenues being earned in the fourth quarter.

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

Finance and Financial Products

Clayton Homes, Inc. (“Clayton”), headquartered near Knoxville, Tennessee, is a vertically integrated manufactured housing company. At December 31, 2008, Clayton operated 35 manufacturing plants in 12 states. Clayton’s homes are marketed in 48 states through a network of 1,541 retailers, including 430 company-owned sales centers. Financing is offered to purchasers of Clayton’s manufactured homes as well as those purchasing homes from selected independent retailers. Such financing is provided through its wholly owned finance subsidiaries. Clayton is also currently developing 20 housing subdivisions in five states.

Clayton competes at the manufacturing, retail and finance levels on the basis of price, service, delivery capabilities and product performance and considers the ability to make financing available to retail purchasers a major factor affecting the market acceptance of its product. Retail sales are facilitated by Clayton’s offering of various finance and insurance programs. Finance programs include home note and mortgage originations at company-owned sales centers and select independent retailers. Underwriting guidelines have been developed and include minimum gross income, debt to income limits and credit score requirements. A proprietary credit scoring system is used to evaluate applicants. A majority of loans are fully verified and documented as to income, employment and credit history. Approximately 50% of the originations are home-only loans and the remaining 50% have land as additional collateral. The average down payment is about 20%, which may be from cash or land equity. Each loan with land will have an independent appraisal in order to establish the value of the land. Originations are all fixed rate and fixed term, with an average term of about 265 months. Loans outstanding also include bulk purchases of contracts and mortgages from banks and other lenders. Clayton also provides inventory financing to certain independent retailers and services housing contracts and mortgages that were not purchased or originated. The bulk contract purchases and servicing arrangements may relate to the portfolios of other lenders or finance companies, governmental agencies, or other entities that purchase and hold housing contracts and mortgages. Clayton also acts as agent on physical damage insurance policies, home buyer protection plan policies and other programs.

XTRA Corporation (“XTRA”), headquartered in St. Louis, Missouri, is a leading transportation equipment lessor operating under the XTRA Lease brand name. XTRA manages a diverse fleet of approximately 110,000 units located at 74 facilities throughout the United States and five facilities in Canada. The fleet includes over-the-road and storage trailers, chassis, temperature controlled vans and flatbed trailers. XTRA is one of the two largest lessors (in terms of units available) of over-the-road trailers in North America. Transportation equipment customers lease equipment to cover cyclical, seasonal and geographic needs and as a substitute for purchasing. Therefore, as a provider of marginal capacity of transportation equipment, XTRA’s utilization rates (the number of units on lease to total units available) and operating results tend to be cyclical. In addition, transportation providers often use leasing to maximize their asset utilization and reduce capital expenditures. By maintaining a large fleet, XTRA is able to provide customers with a broad selection of equipment and quick response times.

BH Finance invests in fixed-income financial instruments pursuant to proprietary strategies with the objective of earning above average investment returns. BH Finance also enters into derivative contracts and assumes foreign currency, equity price and credit default risk. Management recognizes and accepts that losses may occur due to the nature of these activities as well as the markets in general. This business is conducted from Berkshire’s corporate headquarters. CORT Business Services Corporation is the leading national provider of rental furniture, accessories and related services in the “rent-to-rent” segment of the furniture rental industry.

Berkshire and its subsidiaries employed approximately 246,000 persons at December 31, 2008.

Additional information with respect to Berkshire’s businesses

The amounts of revenue, earnings before taxes and identifiable assets attributable to the aforementioned business segments are included in Note 21 to Registrant’s Consolidated Financial Statements contained in Item 8, Financial Statements and Supplementary Data. Additional information regarding Registrant’s investments in fixed maturity and equity securities and other investments is included in Notes 3, 4 and 5 to Registrant’s Consolidated Financial Statements.

Berkshire Hathaway Inc. maintains a website (http://www.berkshirehathaway.com) where its annual reports, certain corporate governance documents, press releases, interim shareholder reports and links to its subsidiaries’ websites can be found. Berkshire’s periodic reports filed with the SEC, which include Form 10-K, Form 10-Q, Form 8-K and amendments thereto, may be accessed by the public free of charge from the SEC and through Berkshire. Electronic copies of these reports can be accessed at the SEC’s website (http://www.sec.gov) and indirectly through Berkshire’s website (http://www.berkshirehathaway.com). Copies of these reports may also be obtained, free of charge, upon written request to: Berkshire Hathaway Inc., 3555 Farnam Street, Omaha, NE 68131, Attn: Corporate Secretary. The public may read or obtain copies of these reports from the SEC at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549 (1-800-SEC-0330).

Item 1A.	Risk Factors

Berkshire is subject to certain risks in its business operations which are described below. The risks and uncertainties described below are not the only ones facing Berkshire. Additional risks and uncertainties not presently known or that are currently deemed immaterial may also impair our business operations.

The Company’s tolerance for risk in its insurance businesses may result in significant underwriting losses.

Berkshire believes it has been and continues to be willing to assume more risk than any other insurer has knowingly assumed. Berkshire estimates it could incur a probable maximum loss of approximately $7 billion from a single loss event and does so willingly if properly paid for the risk assumed. Berkshire has also written some coverages for losses arising from acts of terrorism. In all cases, however, Berkshire attempts to avoid writing groups of policies from which losses might seriously aggregate. However, it is possible that despite Berkshire’s efforts, losses may aggregate in ways that were not anticipated. The tolerance for huge losses may in certain future periods result in such losses, which may result in a high degree of volatility in periodic reported earnings.

The degree of estimation error inherent in the process of estimating property and casualty insurance loss reserves may result in significant underwriting losses.

In the insurance business, premiums are charged today for promises to pay covered losses in the future. The principal cost associated with premium revenue is claims. However, it will literally take decades before all losses that have occurred as of the balance sheet date will be reported and settled. Although Berkshire believes that loss reserve balances are adequate to cover losses, Berkshire will not truly know whether the premiums charged for the coverages provided were sufficient until well after the balance sheet date. Except for certain product lines, Berkshire’s objective is to generate underwriting profits over the long-term. Estimating insurance claim costs is inherently imprecise. Reserve estimates are large ($56.6 billion at December 31, 2008) so adjustments to reserve estimates can have a material effect on periodic reported earnings.

Insurance subsidiaries’ investments are unusually concentrated and fair values are subject to loss in value.

Compared to other insurers, Berkshire’s insurance subsidiaries keep an unusually high percentage of their assets in common stocks and diversify their portfolios far less than is conventional. A significant decline in the general stock market or in the price of major investments may produce a large decrease in Berkshire’s shareholders’ equity and under certain circumstances may require the recognition of such losses in the statement of earnings. Decreases in values of equity investments could have a material adverse effect on Berkshire’s book value per share. During 2008, several crises affecting the financial system and capital markets of the U.S. resulted in very large price declines in the general stock market and in Berkshire’s equity and fixed maturity investments, particularly in the fourth quarter of 2008. The aggregate fair value of Berkshire’s investments decreased significantly in 2008 and could continue into the future.

Derivative contracts may require significant future cash settlement payments and result in significant losses.

Berkshire assumes significant risk of loss from its credit default and equity index put option contracts. Although Berkshire has received considerable premiums as compensation for accepting these risks, there is no assurance that the premiums received will exceed the future cash settlement payments. While the risks under the credit default contracts are limited to specified entities, the deterioration of the U.S. economy has increased the likelihood of credit defaults and payments to counterparties under many of Berkshire’s contracts. Berkshire’s risk under the equity index put option contracts is based on declines in equity prices of stocks comprising various indexes worldwide. Although these contracts do not expire before 2019, Berkshire could be subject to significant future settlement payments at expiration if equity prices do not increase from current levels.

The credit default and equity index put option contracts are recorded at fair value in the Consolidated Balance Sheet and the periodic changes in fair value are reported in earnings. The valuations of these contracts and the impact on Berkshire’s earnings can be particularly significant reflecting the volatility of credit and equity markets.

Berkshire is dependent for its investment and capital allocation decisions on a few key people.

Investment decisions and all major capital allocation decisions are made for Berkshire’s businesses by Warren E. Buffett, Chairman of the Board of Directors and CEO, age 78, in consultation with Charles T. Munger, Vice Chairman of the Board of Directors, age 85. If for any reason the services of Berkshire’s key personnel, particularly Mr. Buffett, were to become unavailable to Berkshire, there could be a material adverse effect on the Company. However, Berkshire’s Board of Directors has

identified three current Berkshire subsidiary managers who are capable of being CEO. Berkshire’s Board has agreed on a replacement for Mr. Buffett should a replacement be needed currently. The Board continually monitors this matter and could alter its current view in the future. Management believes that the Board’s succession plan, together with the outstanding managers running Berkshire’s numerous and highly diversified operating units helps to mitigate this risk.

The past growth rate in Berkshire stock is not an indication of future results.

In the years since Berkshire’s present management acquired control of Berkshire, its book value per share has grown at a highly satisfactory rate. Because of the large size of Berkshire’s capital base (shareholders’ equity of approximately $109.3 billion as of December 31, 2008), Berkshire’s book value per share very likely will not increase in the future at a rate even close to its past rate.

Competition

Each of Berkshire’s operating businesses faces intense competitive pressures within its respective markets. Such competition may come from domestic operators and international operators. While Berkshire’s businesses are managed with the objective of achieving long-term sustainable growth by developing and strengthening competitive advantages. Many factors, including market and technology changes, may erode competitive advantages or prevent their strengthening. Accordingly, future operating results will depend to some degree on whether the operating units are successful in protecting or enhancing their competitive advantages.

Unfavorable economic and political conditions could hurt Berkshire’s operating businesses.

Berkshire’s operating businesses are subject to normal economic cycles affecting the economy in general or the industries in which they operate. To the extent that the current economic recession in the U.S. and worldwide continue for a prolonged period of time, one or more of Berkshire’s significant operations could be materially harmed. In addition, Berkshire’s utilities and energy businesses and manufactured housing finance operations regularly utilize debt as a component of their capital structures. These businesses depend on having access to borrowed funds through the capital markets. To the extent that access to the credit is restricted or the cost of funding increases, these operations could be adversely affected.

Historically, Berkshire has derived a relatively small amount of its revenues and earnings from international markets and its international business was concentrated in the insurance businesses, which are conducted primarily in Western Europe, Japan, Australia and other regions where relatively stable political and economic conditions have prevailed. As a result of Berkshire’s recent business acquisitions, including IMC, Berkshire may be subject to increased risks from unstable political conditions and civil unrest in international markets. IMC’s headquarters are located in Israel and substantial business operations are conducted in Israel and South Korea.

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

Risks unique to utilities and energy businesses

For the most part, Berkshire’s utilities and energy businesses, which generate, transmit and distribute electricity and transport and distribute natural gas, are highly regulated by numerous Federal, state and local governmental authorities in the United States, the United Kingdom and other jurisdictions in which they operate. The regulatory process determines the terms and conditions of providing utility service, including the rates that may be charged to customers. The results of this process may not allow recovery of all costs incurred by the utilities. Regulations also address safety, environmental, capital structure and operational compliance. Adverse new legislation or regulations or reinterpretations of existing regulations as well as the nature of the regulatory process may have a significant impact on financial results.

The utilities and energy business requires significant amounts of capital to construct, operate and maintain sufficient generation, transmission and distribution systems. Usually, large amounts of borrowed funds are required to capitalize these businesses and additional borrowed funds may not be available at economically favorable terms. Additionally, such systems may need to be operational for very long periods of time in order to justify the financial investment. The risk of operational or financial failure of capital projects is not necessarily recoverable through rates that are charged to customers.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Description of Properties

The physical properties used by the Registrant and its significant business segments are summarized below:

Business	Country	Location	Type of Property	Number of Properties	Owned/ Leased	Approx. Square Footage
Berkshire	U.S.	Omaha, NE	Corporate Offices	1	Leased	10,000

Insurance and Reinsurance:

GEICO	U.S.	Chevy Chase, MD and locations in 6 other states	Offices	14	Owned	3,152,000

		Various locations throughout the U.S.	Offices and drive-in claims facilities	92	Leased	846,000

General Re	U.S.	Stamford, CT Stamford, CT, various U.S. locations	Offices Other Offices	3 5 31	Owned Owned Leased	191,000 43,000 1,312,000

	Non-U.S.	Cologne, Germany	Offices	7	Owned	161,000
		Various locations in 26 countries	Offices	33	Leased	296,000

Berkshire Hathaway	U.S.	Stamford, CT and 7 other locations	Offices	9	Leased	166,000
Reinsurance Group	Non-U.S.	United Kingdom	Offices	5	Leased	63,000

Berkshire Hathaway	U.S.	Omaha, NE and Fort Wayne, IN	Offices	3	Owned	208,000
Primary Group		Various locations in 18 states	Offices	50	Leased	799,000

Finance & Financial Products	U.S.	Various locations throughout the U.S.	Mfg plants Mfg plants Offices Offices Retail locations Retail locations Warehouses Warehouses Retail centers Retail centers Housing communities	34 1 4 19 50 160 3 47 206 224 23	Owned Leased Owned Leased Owned Leased Owned Leased Owned Leased Owned	4,736,000 101,000 265,000 140,000 724,000 2,075,000 143,000 1,460,000 1,315 (acres) 913 (acres) 1,266 (acres)

Marmon	U.S.	Various locations throughout the U.S.	Mfg plants Mfg plants Offices Offices Warehouses Warehouses	80 26 4 20 35 32	Owned Leased Owned Leased Owned Leased	15,312,000 1,690,000 80,000 144,000 3,428,000 2,838,000

	Non-U.S.	Various locations in 18 countries	Mfg plants Mfg plants Offices Offices Warehouses Warehouses	40 22 3 21 14 17	Owned Leased Owned Leased Owned Leased	2,955,000 305,000 126,000 35,000 691,000 360,000

Business	Country	Location	Type of Property	Number of Properties	Owned/ Leased	Approx. Square Footage
McLane Company	U.S.	Various locations throughout the U.S.	Distribution centers/ Offices	32 15	Owned Leased	9,970,000 2,774,000

	Non-U.S.	Brazil	Distribution centers/ Offices	1 3	Owned Leased	159,000 1,150,000

Shaw Industries	U.S.	Various locations throughout the U.S.	Mfg plants/Offices Mfg plants/Offices Warehouses Warehouses Showroom/Retail Showroom/Retail	85 23 24 64 1 15	Owned Leased Owned Leased Owned Leased	22,555,000 1,786,000 6,882,000 4,519,000 55,000 120,000

	Non-U.S.	London, Paraguay, Shanghai and Singapore	Mfg plants/Offices/ Showrooms	5	Leased	22,000

Other businesses:

Manufacturing	U.S.	Various locations in the U.S.	Mfg plants Mfg plants Offices/Warehouses Offices/Warehouses Retail locations Retail locations	214 38 123 163 31 113	Owned Leased Owned Leased Owned Leased	26,668,000 2,354,000 11,524,000 6,000,000 392,000 822,000

	Non-U.S.	Various locations in 53 countries	Mfg plants Mfg plants Offices/Warehouses Offices/Warehouses Retail locations Retail locations	110 68 42 185 3 31	Owned Leased Owned Leased Owned Leased	11,486,000 4,145,000 1,339,000 2,798,000 9,000 86,000

Retailing	U.S.	Various locations throughout the U.S.	Offices/Warehouses/Mfg plants Retail locations Retail locations	26 36 32 539	Owned Leased Owned Leased	6,082,000 1,412,000 3,258,000 1,716,000

Service	U.S.	Various locations throughout the U.S.	Training facilities/Hangars Offices/Warehouses Offices/Warehouses Mfg plants Mfg plants Retail locations Retail locations	18 46 6 95 7 10 40 36	Owned Leased Owned Leased Owned Leased Owned Leased	751,000 1,763,000 1,211,000 940,000 594,000 155,000 116,000 119,000

	Non-U.S.	Various locations in 19 countries	Offices/Training facilities/Hangars	1 80	Owned Leased	40,000 715,000

Utilities and Energy Businesses

MidAmerican’s energy properties consist of the physical assets necessary to generate, transmit, store, distribute and supply energy and consist mainly of electric generation, transmission and distribution facilities, gas distribution facilities, natural gas pipelines, storage facilities, compressor stations and meter stations, along with the related rights-of-way. A majority of these properties are pledged or encumbered to support or otherwise provide the security for the related subsidiary debt. MidAmerican or its affiliates own or have interests in the following types of electric generation facilities at December 31, 2008:

Energy Source	Entity	Location by Significance	Facility Net Capacity (MW) (1)	Net MW Owned (2)
Coal	PacifiCorp and MEC	Iowa, Wyoming, Utah, Arizona, Colorado and Montana	14,262	9,476
Natural gas and other	PacifiCorp, MEC and CalEnergy	Utah, Iowa, Illinois, Washington, Oregon, Texas, New York and Arizona	4,846	4,328
Hydroelectric	PacifiCorp, MEC and CalEnergy	Washington, Oregon, The Philippines, Idaho, California, Utah, Hawaii, Montana, Illinois and Wyoming	1,321	1,301
Wind	PacifiCorp and MEC	Iowa, Washington, Wyoming and Oregon	1,948	1,940
Nuclear	MEC	Illinois	1,740	435
Geothermal	PacifiCorp and CalEnergy	California and Utah	361	198

		Total	24,478	17,678

(1)

Facility Net Capacity (MW) represents (except for wind-powered generation facilities, which are nameplate ratings) either: 1) PacifiCorp—the total capability of a generating unit as demonstrated by actual operating or test experience, less power generated and used for auxiliaries and other station uses, and is determined using average annual temperatures; 2) MEC—the total plant accredited net generating capacity from the summer of 2008 where MW may vary depending on operating conditions and plant design; or 3) CalEnergy—the contract capacity for most facilities.

(2)	Net MW Owned indicates MidAmerican’s ownership of Facility Net Capacity (MW).

PacifiCorp and MEC own electric transmission and distribution systems, including approximately 18,200 miles of transmission lines and approximately 1,300 substations, gas distribution facilities including approximately 22,000 miles of gas mains and service pipelines and an estimated 219 million tons of recoverable coal reserves in mines owned or leased in Wyoming, Utah and Colorado.

Northern Natural operates approximately 15,200 miles of natural gas pipelines, consisting of approximately 6,400 miles of mainline transmission pipelines and approximately 8,800 miles of branch and lateral pipelines. Northern Natural’s system includes delivery points in the northern end of the system (Michigan, Illinois, Iowa, Minnesota, Nebraska, Wisconsin and South Dakota) and the natural gas supply and delivery service area at the southern end of the system (Kansas, Oklahoma, Texas and New Mexico). Storage services are provided through the operation of one underground natural gas storage field in Iowa, two underground natural gas storage facilities in Kansas and two liquefied natural gas storage peaking units, one in Iowa and one in Minnesota.

Kern River operates approximately 1,700 miles of natural gas pipelines consisting of a mainline section and common facilities. Kern River owns the entire mainline section, which extends from the pipeline’s point of origination in Wyoming through the Central Rocky Mountains area into California.

Northern Electric’s and Yorkshire Electricity’s electricity distribution network includes approximately 18,000 miles of overhead lines, approximately 39,000 miles of underground cables and approximately 700 major substations.

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

On February 25, 2008, Ronald Ferguson, General Re’s former Chief Executive Officer, Elizabeth Monrad, General Re’s former Chief Financial Officer, Christopher Garand, a former General Reinsurance Senior Vice President and Robert Graham, a former General Reinsurance Senior Vice President and Assistant General Counsel, were each convicted in a trial in the U.S. District Court for the District of Connecticut on charges of conspiracy, mail fraud, securities fraud and making false statements to the SEC in connection with the AIG Transaction. These individuals have the right to appeal their convictions. Following their convictions, each of these individuals agreed to a judgment of a forfeiture allegation which required them to be jointly and severally liable for a payment of $5 million to the U.S. Government. This $5 million amount, which represented the fee received by General Reinsurance in connection with the AIG Transaction, was paid by General Reinsurance in April 2008. Each of these individuals, who had previously received a “Wells” notice in 2005 from the SEC, is also the subject of an SEC enforcement action for allegedly aiding and abetting AIG’s violations of the antifraud provisions and other provisions of the federal securities laws in connection with the AIG Transaction. The SEC case is presently stayed. Joseph Brandon, who resigned as the Chief Executive Officer of General Re effective on April 14, 2008, also received a “Wells” notice from the SEC in 2005.

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

The Tennessee Receiver subsequently filed three Tennessee state court actions against General Reinsurance, essentially asserting the same state law claims that had been dismissed without prejudice by the Federal court. General Reinsurance removed those actions to Federal court, and the Judicial Panel on Multi-District Litigation ultimately transferred these actions to the U.S. District Court for the Western District of Tennessee.

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

Actions related to AIG

General Reinsurance is a defendant in In re American International Group Securities Litigation, Case No. 04-CV-8141-(LTS), United States District Court, Southern District of New York, a putative class action (the “AIG Securities Litigation”) asserted on behalf of investors who purchased publicly-traded securities of AIG between October 1999 and March 2005. The complaint, originally filed in April 2005, asserts various claims against AIG and certain of its officers, directors, investment banks and other parties, including Messrs. Ferguson, Napier and Houldsworth (whom the Complaint defines, together with General Reinsurance, as the “General Re Defendants”). The Complaint alleges that the General Re Defendants violated Section 10(b) of the Securities Exchange Act and Rule 10b-5 in connection with the AIG Transaction. The Complaint seeks damages and other relief in unspecified amounts. General Reinsurance has answered the Complaint, denying liability and asserting various affirmative defenses. Discovery is ongoing, with a current discovery cut-off of December 1, 2009. Lead plaintiffs filed a motion for class certification on February 20, 2008. Various defendants, including General Reinsurance, have filed oppositions to class certification. The court has not yet ruled on the motion. On May 29, 2008, General Reinsurance filed a motion for judgment on the pleadings. Plaintiffs filed an opposition to that motion on June 30, 2008. The court has not ruled on that motion. The lead plaintiffs and General Reinsurance have reached agreement concerning the terms of a settlement that would resolve all claims against the General Re Defendants in exchange for a payment by General Reinsurance of $72 million. This settlement remains subject to court approval.

A member of the putative class in the litigation described in the preceding paragraph has asserted similar claims against General Re and Mr. Ferguson in a separate complaint, Florida State Board of Administration v. General Re Corporation, et al., Case No. 06-CV-3967, United States District Court, Southern District of New York. The claims against General Re and Mr. Ferguson closely resemble those asserted in the class action. The complaint does not specify the amount of damages sought. General Re has answered the Complaint, denying liability and asserting various affirmative defenses. No trial date has been established. The parties are coordinating discovery and other proceedings among this action, a similar action filed by the same plaintiff against AIG and others, the class action described in the preceding paragraph, and the shareholder derivative actions described in the next two paragraphs.

On July 27, 2005, General Reinsurance received a Summons and a Verified and Amended Shareholder Derivative Complaint in In re American International Group, Inc. Derivative Litigation, Case No. 04-CV-08406, United States District Court, Southern District of New York. The complaint, brought by several alleged shareholders of AIG, seeks damages, injunctive and declaratory relief against various officers and directors of AIG as well as a variety of individuals and entities with whom AIG did business, relating to a wide variety of allegedly wrongful practices by AIG. The allegations relating to General Reinsurance focus on the AIG Transaction, and the complaint purports to assert causes of action in connection with that transaction for aiding and abetting other defendants’ breaches of fiduciary duty and for unjust enrichment. The complaint does not specify the amount of damages or the nature of any other relief sought. Subsequently, this derivative litigation was stayed by stipulation between the plaintiffs and AIG. That stay remains in place.

In August 2005, General Reinsurance received a Summons and First Amended Consolidated Shareholders’ Derivative Complaint in In re American International Group, Inc. Consolidated Derivative Litigation, Case No. 769-N, Delaware Chancery Court. In June 2007, AIG filed an Amended Complaint in the Delaware Derivative Litigation asserting claims against two of its former officers, but not against General Reinsurance. On September 28, 2007, AIG and the shareholder plaintiffs filed a Second Combined Amended Complaint, in which AIG asserted claims against certain of its former officers and the shareholder plaintiffs asserted claims against a number of other defendants, including General Reinsurance and General Re. The claims asserted in the Delaware complaint are substantially similar to those asserted in the New York derivative complaint, except that the Delaware complaint makes clear that the plaintiffs are asserting claims against both General Reinsurance and General Re. General Reinsurance and General Re filed a motion to dismiss on November 30, 2007. Various parties moved to stay discovery and/or all proceedings in the Delaware derivative litigation. At a hearing held on February 12, 2008, the Court ruled that discovery would be stayed pending the resolution of the claims asserted against AIG in the AIG Securities Litigation. The briefing on the motions filed by General Reinsurance and General Re was completed by September 8, 2008. The court heard argument on certain other defendants’ motions to dismiss on November 7, 2008 and issued a decision on February 10, 2009 granting some defendants’ motions and denying others. The court has not yet heard oral argument on the motions filed by General Reinsurance and General Re and has not ruled on those motions.

FAI/HIH Matter

In December 2003, the Liquidators of both FAI Insurance Limited (“FAI”) and HIH Insurance Limited (“HIH”) advised GRA and Cologne Re that they intended to assert claims arising from insurance transactions GRA entered into with FAI in May and June 1998. In August 2004, the Liquidators filed claims in the Supreme Court of New South Wales in order to avoid the expiration of a statute of limitations for certain plaintiffs. The focus of the Liquidators’ allegations against GRA and Cologne Re are the 1998 transactions GRA entered into with FAI (which was acquired by HIH in 1999). The Liquidators contend, among other things, that GRA and Cologne Re engaged in deceptive conduct that assisted FAI in improperly accounting for such transactions as reinsurance, and that such deception led to HIH’s acquisition of FAI and caused various losses to FAI and HIH. The Liquidator of HIH served its Complaint on GRA and Cologne Re in June 2006 and discovery has been ongoing. The FAI Liquidator dismissed his complaint against GRA and Cologne Re. GRA and Cologne Re recently entered into a settlement in principle with the HIH Liquidator. The parties are still formulating a settlement deed, which will be subject to court approval.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Executive Officers of the Registrant

Following is a list of the Registrant’s executive officers:

Name	Age	Position with Registrant	Since
Warren E. Buffett	78	Chairman of the Board	1970
Marc D. Hamburg	59	Senior Vice President	1992
Charles T. Munger	85	Vice Chairman of the Board	1978

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

Market Information

Berkshire’s Class A and Class B Common Stock are listed for trading on the New York Stock Exchange, trading symbol: BRK.A and BRK.B. The following table sets forth the high and low sales prices per share, as reported on the New York Stock Exchange Composite List during the periods indicated:

	2008				2007
	Class A		Class B		Class A		Class B
	High	Low	High	Low	High	Low	High	Low
First Quarter	$145,900	$126,100	$4,858	$4,150	$110,700	$103,800	$3,690	$3,460
Second Quarter	135,500	119,450	4,520	3,980	110,490	107,200	3,679	3,538
Third Quarter	147,000	111,000	4,595	3,701	120,800	108,600	4,000	3,558
Fourth Quarter	140,900	74,100	4,700	2,451	151,650	118,400	5,059	3,949

Shareholders

Berkshire had approximately 4,200 record holders of its Class A Common Stock and 13,900 record holders of its Class B Common Stock at February 15, 2009. Record owners included nominees holding at least 530,000 shares of Class A Common Stock and 14,500,000 shares of Class B Common Stock on behalf of beneficial-but-not-of-record owners.

Dividends

Berkshire has not declared a cash dividend since 1967.

Item 6.	Selected Financial Data

Selected Financial Data for the Past Five Years

(dollars in millions except per share data)

	2008	2007	2006	2005	2004
Revenues:
Insurance premiums earned (1)	$25,525	$31,783	$23,964	$21,997	$21,085
Sales and service revenues	65,854	58,243	51,803	46,138	43,222
Revenues of utilities and energy businesses (2)	13,971	12,628	10,644	—	—
Interest, dividend and other investment income	4,966	4,979	4,382	3,487	2,816
Interest and other revenues of finance and financial products businesses	4,931	5,103	5,111	4,633	3,788
Investment and derivative gains/losses (3)	(7,461)	5,509	2,635	5,408	3,471

Total revenues	$107,786	$118,245	$98,539	$81,663	$74,382

Earnings:
Net earnings (3) (4)	$4,994	$13,213	$11,015	$8,528	$7,308

Net earnings per share	$3,224	$8,548	$7,144	$5,538	$4,753

Year-end data:
Total assets	$267,399	$273,160	$248,437	$198,325	$188,874
Notes payable and other borrowings:
Insurance and other non-finance businesses	4,349	2,680	3,698	3,583	3,450
Utilities and energy businesses (2)	19,145	19,002	16,946	—	—
Finance and financial products businesses	13,388	12,144	11,961	10,868	5,387
Shareholders’ equity	109,267	120,733	108,419	91,484	85,900
Class A equivalent common shares outstanding, in thousands	1,549	1,548	1,543	1,541	1,539
Shareholders’ equity per outstanding Class A equivalent common share	$70,530	$78,008	$70,281	$59,377	$55,824

(1)	Insurance premiums earned in 2007 included $7.1 billion from a single reinsurance transaction with Equitas.

(2)

On February 9, 2006, Berkshire Hathaway converted its non-voting preferred stock of MidAmerican Energy Holdings Company (“MidAmerican”) to common stock and upon conversion, owned approximately 83.4% (80.5% diluted) of the voting common stock interests. Accordingly, the Consolidated Financial Statements for each of the last three years reflect the consolidation of the accounts of MidAmerican. Berkshire’s investment in MidAmerican was accounted for pursuant to the equity method in 2004 and 2005.

(3)

The amount of investment and derivative gains and losses for any given period has no predictive value, and variations in amount from period to period have no practical analytical value. After-tax investment and derivative gains/losses were $(4.65) billion in 2008, $3.58 billion in 2007, $1.71 billion in 2006, $3.53 billion in 2005 and $2.26 billion in 2004. Investment and derivative gains/losses in 2008 include non-cash pre-tax losses of $5.0 billion ($3.25 billion after-tax) relating to long duration equity index put option contracts and $1.8 billion ($1.2 billion after-tax) relating to other-than-temporary impairments of certain investment securities. Investment and derivative gains/losses in 2005 include a non-cash pre-tax gain of $5.0 billion ($3.25 billion after-tax) relating to the exchange of Gillette stock for Procter & Gamble stock.

(4)

Net earnings for the year ended December 31, 2005 includes a pre-tax underwriting loss of $3.4 billion in connection with Hurricanes Katrina, Rita and Wilma that struck the Gulf coast and Southeast regions of the United States. Such loss reduced net earnings by approximately $2.2 billion.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings for each of the past three years are disaggregated in the table that follows. Amounts are after deducting income taxes and minority interests and are in millions.

	2008	2007	2006
Insurance – underwriting	$1,805	$2,184	$2,485
Insurance – investment income	3,497	3,510	3,120
Utilities and energy	1,704	1,114	885
Manufacturing, service and retailing	2,283	2,353	2,131
Finance and financial products	479	632	732
Other	(129)	(159)	(47)
Investment and derivative gains/losses	(4,645)	3,579	1,709

Net earnings	$4,994	$13,213	$11,015

Berkshire’s operating businesses are managed on an unusually decentralized basis. There are essentially no centralized or integrated business functions (such as sales, marketing, purchasing, legal or human resources) and there is minimal involvement by Berkshire’s corporate headquarters in the day-to-day business activities of the operating businesses. Berkshire’s corporate office management participates in and is ultimately responsible for significant capital allocation decisions, investment activities and the selection of the Chief Executive to head each of the operating businesses. The business segment data (Note 21 to the Consolidated Financial Statements) should be read in conjunction with this discussion.

During 2008, a series of crises occurred in the U.S. financial and capital markets systems, as well as in the credit and housing markets. These conditions accelerated into an economic recession, as evidenced by declining consumer confidence, lower consumer spending, bankruptcies and significant job losses. The declining economic conditions worsened over the last half of 2008 and in the fourth quarter in particular. Equity and debt markets have seen major declines in market prices on a worldwide basis as well, which have negatively impacted the fair value of Berkshire’s investments and derivative contracts. During 2008, the net after-tax unrealized gains in Berkshire’s equity investment portfolio declined by approximately $13.9 billion. In addition, during 2008, after-tax investment and derivative losses of $4.6 billion were included in earnings and primarily related to non-cash fair value adjustments of certain derivative contract liabilities and non-cash other-than-temporary impairment charges with respect to certain investments offset to a degree by net realized gains from investment sales.

Berkshire’s insurance, manufacturing, service, retailing and finance and financial products businesses were impacted by the recession in different ways and to varying degrees. Operating results in 2008 for most of Berkshire’s manufacturing, service and retailing businesses were generally lower than in 2007. It is likely that the current economic conditions will persist through 2009 and in to 2010 before meaningful improvements become evident. Berkshire’s operating companies have taken and will continue to take cost reduction actions in response to the current economic situation, including curtailing production, reducing capital expenditures, closing facilities and reducing employment to partially compensate for the declines in demand for goods and services. Berkshire has historically attempted to manage its financial condition such that it can weather cyclical economic conditions. Management believes that the economic franchises of Berkshire’s business operations will remain intact and that operating results will ultimately return to more normal historical levels.

Insurance—Underwriting

Berkshire engages in both primary insurance and reinsurance of property and casualty risks. In primary insurance activities, Berkshire subsidiaries assume defined portions of the risks of loss from persons or organizations that are directly subject to the risks. In reinsurance activities, Berkshire subsidiaries assume defined portions of similar or dissimilar risks that other insurers or reinsurers have subjected themselves to in their own insuring activities. Berkshire’s principal insurance and reinsurance businesses are: (1) GEICO, (2) General Re, (3) Berkshire Hathaway Reinsurance Group and (4) Berkshire Hathaway Primary Group. Through General Re, Berkshire also reinsures life and health risks.

Berkshire’s management views insurance businesses as possessing two distinct operations – underwriting and investing. Underwriting decisions are the responsibility of the unit managers; investing, with limited exceptions, is the responsibility of Berkshire’s Chairman and CEO, Warren E. Buffett. Accordingly, Berkshire evaluates performance of underwriting operations without any allocation of investment income.

Management’s Discussion (Continued)

Insurance—Underwriting (Continued)

Periodic underwriting results can be affected significantly by changes in estimates for unpaid losses and loss adjustment expenses, including amounts established for occurrences in prior years. See the Critical Accounting Policies section of this discussion for information concerning the loss reserve estimation process. In addition, the timing and amount of catastrophe losses produce significant volatility in periodic underwriting results. Berkshire’s property and casualty reinsurance operations benefited from relatively minor levels of catastrophe losses in 2007 and 2006. During 2008, Berkshire’s underwriting results include estimated losses of approximately $900 million from Hurricanes Gustav and Ike. The impact on earnings of these losses was substantially offset by unrealized foreign currency transaction gains during the last half of 2008 that arose from the valuation of certain non-U.S. Dollar denominated reinsurance liabilities as a result of the significant strengthening of the U.S. Dollar.

A key marketing strategy followed by all of the insurance businesses is the maintenance of extraordinary capital strength. Statutory surplus of Berkshire’s insurance businesses was approximately $51 billion at December 31, 2008. This superior capital strength creates opportunities, especially with respect to reinsurance activities, to negotiate and enter into insurance and reinsurance contracts specially designed to meet the unique needs of insurance and reinsurance buyers. Additional information regarding Berkshire’s insurance and reinsurance operations follows.

A summary follows of underwriting results from Berkshire’s insurance businesses for the past three years. Amounts are in millions.

	2008	2007	2006
Underwriting gain attributable to:
GEICO	$916	$1,113	$1,314
General Re	342	555	526
Berkshire Hathaway Reinsurance Group	1,324	1,427	1,658
Berkshire Hathaway Primary Group	210	279	340

Pre-tax underwriting gain	2,792	3,374	3,838
Income taxes and minority interests	987	1,190	1,353

Net underwriting gain	$1,805	$2,184	$2,485

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

GEICO’s underwriting results for the past three years are summarized below. Dollars are in millions.

	2008		2007		2006
	Amount	%	Amount	%	Amount	%
Premiums written	$12,741		$11,931		$11,303

Premiums earned	$12,479	100.0	$11,806	100.0	$11,055	100.0

Losses and loss adjustment expenses	9,332	74.8	8,523	72.2	7,749	70.1
Underwriting expenses	2,231	17.9	2,170	18.4	1,992	18.0

Total losses and expenses	11,563	92.7	10,693	90.6	9,741	88.1

Pre-tax underwriting gain	$916		$1,113		$1,314

Management’s Discussion (Continued)

Insurance—Underwriting (Continued)

GEICO (Continued)

Premiums earned in 2008 increased 5.7% over 2007, reflecting an 8.2% increase in voluntary auto policies-in-force partially offset by lower average premiums per policy. Average premiums per policy declined during 2007 but leveled off in 2008. The weakening economy could result in downward pressure on average premiums per policy in 2009 to the extent that consumers raise deductibles and reduce coverages to save money. Policies-in-force over the last twelve months increased 6.6% in the preferred risk auto line and increased 13.1% in the standard and nonstandard auto lines. Voluntary auto new business sales in 2008 increased 2.0% compared to 2007. Voluntary auto policies-in-force at December 31, 2008 were 665,000 higher than at December 31, 2007.

Losses and loss adjustment expenses incurred in 2008 increased 9.5% over 2007. The loss ratio was 74.8% in 2008 versus 72.2% in 2007. Incurred losses from catastrophe events for 2008 were $87 million compared to $34 million for 2007. Overall, the increase in the loss ratio reflected higher average claim severities and lower average premiums per policy, partially offset by lower average claims frequencies. Claims frequencies in 2008 for physical damage coverages decreased in the seven to nine percent range from 2007 and frequencies for injury coverages decreased in the four to six percent range. Physical damage severities in 2008 increased in the six to eight percent range and injury severities increased in the five to eight percent range over 2007.

Underwriting expenses in 2008 increased $61 million (2.8%) over 2007. Policy acquisition expenses increased 8.5% in 2008 to $1,508 million, primarily due to increased advertising and policy issuance costs. The increase in policy acquisition expenses was partially offset by lower other underwriting expenses, including lower interest on deferred compensation liabilities.

Premiums earned in 2007 increased 6.8% over 2006, due to higher numbers of policies-in-force, partially offset by lower premiums per policy as a result of overall lower rates. Losses and loss adjustment expenses in 2007 increased 10.0% over 2006, reflecting the aforementioned decline in average premiums per policy. In 2007, claims frequencies for physical damage coverages increased in the two to four percent range over 2006 while frequencies for injury coverages decreased in the three to five percent range. Physical damage severities increased in the second half of 2007 at an annualized rate of two to four percent. Injury severities also increased in the latter part of 2007 at an annualized rate of three to six percent.

General Re

General Re conducts a reinsurance business offering property and casualty and life and health coverages to clients worldwide. Property and casualty reinsurance is written in North America on a direct basis through General Reinsurance Corporation and internationally through Cologne Re (based in Germany) and other affiliates. Property and casualty reinsurance is also written through brokers with respect to Faraday in London. Life and health reinsurance is written worldwide through Cologne Re. General Re strives to generate underwriting gains in essentially all of its product lines. Underwriting performance is not evaluated based upon market share and underwriters are instructed to reject inadequately priced risks. General Re’s underwriting results are summarized for the past three years in the following table. Amounts are in millions.

	Premiums written			Premiums earned			Pre-tax underwriting gain
	2008	2007	2006	2008	2007	2006	2008	2007	2006
Property/casualty	$3,383	$3,478	$3,581	$3,434	$3,614	$3,711	$163	$475	$373
Life/health	2,588	2,479	2,368	2,580	2,462	2,364	179	80	153

	$5,971	$5,957	$5,949	$6,014	$6,076	$6,075	$342	$555	$526

Management’s Discussion (Continued)

Insurance—Underwriting (Continued)

General Re (Continued)

Property/casualty

Premiums written in 2008 declined 2.7% from 2007, which declined 2.9% versus 2006. Premiums written in 2008 included $205 million with respect to a reinsurance-to-close transaction that increased General Re’s economic interest in the runoff of Lloyd’s Syndicate 435’s 2000 year of account from 39% to 100%. A similar transaction in 2007 generated $114 million of premiums written and increased General Re’s economic interest in the runoff of Lloyd’s Syndicate 435’s 2001 year of account from 60% to 100%. Neither of the reinsurance-to-close transactions had any impact on net underwriting results because premiums earned were offset by corresponding increases to loss reserves and losses incurred. There was no similar transaction in 2006.

Premiums earned in 2008 declined 5.0% from 2007, which declined 2.6% from 2006. Excluding the effects of the previously mentioned reinsurance-to-close transactions and exchange rates, premiums earned declined 8.2% in 2008 compared to 2007 and 10.1% in 2007 compared to 2006. The overall comparative declines in written and earned premiums reflect continued underwriting discipline by declining to accept business where pricing is considered inadequate with respect to the risk. Competitive conditions currently prevailing within the industry could lead to continued declines in business written in 2009.

Pre-tax underwriting results in 2008 included $275 million in underwriting gains from property business partially offset by $112 million in underwriting losses from casualty/workers’ compensation business. The property business produced underwriting losses of $120 million for the 2008 accident year, offset by $395 million of gains from favorable run-off of prior years’ losses. The current accident year results include $174 million of catastrophe losses from Hurricanes Gustav and Ike and $56 million of catastrophe losses from European storms. The timing and magnitude of catastrophe and large individual losses produce significant volatility in periodic underwriting results. The pre-tax underwriting losses from casualty/workers’ compensation business in 2008 included $117 million of workers’ compensation loss reserve discount accretion and retroactive reinsurance deferred charge amortization, offset in part by favorable run-off in other casualty lines. The casualty results were adversely impacted by legal costs incurred in connection with the ongoing regulatory investigations of finite reinsurance.

Pre-tax underwriting results in 2007 included $519 million in underwriting gains from property business, partially offset by $44 million in underwriting losses from casualty/workers’ compensation business. The property business produced underwriting gains of $90 million for the 2007 accident year and $429 million from favorable run-off of prior years’ losses. The pre-tax underwriting losses from casualty business in 2007 included $120 million of loss reserve discount accretion and deferred charge amortization, as well as legal costs associated with the finite reinsurance investigations. These charges were largely offset by underwriting gains in other casualty business.

Pre-tax underwriting results in 2006 included $708 million in underwriting gains from property business, partially offset by $335 million in underwriting losses from casualty/workers’ compensation business, which included legal and estimated settlement costs associated with the finite reinsurance regulatory investigations. The 2006 property results benefited from a lack of catastrophe losses and favorable runoff of prior years’ claim reserves. The underwriting losses from casualty business in 2006 included $137 million in reserve discount accretion and deferred charge amortization, increases in prior years’ workers’ compensation reserves of $103 million and increases in asbestos and environmental reserves.

Life/health

Premiums earned in 2008 increased 4.8% over 2007, which increased 4.1% over 2006. Adjusting for the effects of foreign currency exchange rates, premiums earned increased 2.2% over 2007 which were relatively unchanged when compared to 2006. The increase in premiums earned in 2008 was primarily from life business in North America. Underwriting results for the life/health operations produced pre-tax underwriting gains in each of the past three years driven by gains from the life business primarily as a result of lower mortality rates.

Management’s Discussion (Continued)

Insurance—Underwriting (Continued)

Berkshire Hathaway Reinsurance Group

The Berkshire Hathaway Reinsurance Group (“BHRG”) underwrites excess-of-loss reinsurance and quota-share coverages for insurers and reinsurers worldwide. BHRG’s business includes catastrophe excess-of-loss reinsurance and excess direct and facultative reinsurance for large or otherwise unusual discrete property risks referred to as individual risk. Retroactive reinsurance policies provide indemnification of losses and loss adjustment expenses with respect to past loss events. Other multi-line refers to other business written on both a quota-share and excess basis, participations in and contracts with Lloyd’s syndicates as well as property, aviation and workers’ compensation programs. BHRG’s underwriting results are summarized in the table below. Amounts are in millions.

	Premiums earned			Pre-tax underwriting gain/loss
	2008	2007	2006	2008	2007	2006
Catastrophe and individual risk	$955	$1,577	$2,196	$776	$1,477	$1,588
Retroactive reinsurance	204	7,708	146	(414)	(375)	(173)
Other multi-line	3,923	2,617	2,634	962	325	243

	$5,082	$11,902	$4,976	$1,324	$1,427	$1,658

Catastrophe and individual risk contracts may provide exceptionally large limits of indemnification, often several hundred million dollars and occasionally in excess of $1 billion, and cover catastrophe risks (such as hurricanes, earthquakes or other natural disasters) or other property risks (such as aviation and aerospace, commercial multi-peril or terrorism). The timing and magnitude of losses produce extraordinary volatility in periodic underwriting results of BHRG’s catastrophe and individual risk business. BHRG does not cede these risks to mitigate volatility as management accepts such potential volatility provided that the long-term prospect of achieving underwriting profits is reasonable.

Premiums earned from catastrophe and individual risk contracts in 2008 declined 39% from 2007, which decreased 28% versus 2006. Catastrophe and individual risk premiums written were approximately $1.1 billion in 2008, $1.2 billion in 2007 and $2.4 billion in 2006. The decreases in premium volume were principally attributable to increased industry capacity for catastrophe reinsurance, which has produced increased price competition and fewer opportunities to write business at prices considered adequate by BHRG management. The level of catastrophe and individual risk business written in a given period will vary significantly based upon market conditions and management’s assessment of the adequacy of premium rates.

During 2008, Berkshire entered into a contract under which it received a payment of $224 million and agreed to purchase, under certain conditions, up to $4 billion of revenue bonds issued by the Florida Hurricane Catastrophe Fund Finance Corporation. Berkshire’s obligation was conditioned upon, among other things, the occurrence of a specified amount of hurricane losses in Florida during a period that expired on December 31, 2008. The minimum amount of hurricane losses required to trigger Berkshire’s acquisition of the bonds was not met and the consideration received was earned as of December 31, 2008 and is included in the underwriting results of the catastrophe and individual risk business.

Underwriting results in 2008 for the catastrophe and individual risk business also included approximately $270 million of estimated losses from Hurricanes Gustav and Ike. The underwriting results from catastrophe and individual risk business in 2007 and 2006 reflected no significant losses from catastrophe events occurring in those years. In 2006, BHRG incurred losses of approximately $200 million attributable to prior years’ events, primarily Hurricane Wilma which occurred in the fourth quarter of 2005.

Retroactive policies normally provide very large, but limited indemnification of unpaid losses and loss adjustment expenses with respect to past loss events that are expected to be paid over long periods of time. Underwriting losses from retroactive reinsurance include the amortization of deferred charges established on the contracts. At the inception of a contract, deferred charges represent the difference between the premium received and the estimated ultimate losses payable. Deferred charges are amortized over the estimated claims payment period using the interest method. The amortization charges are based on the estimated timing and amount of loss payments and are recorded as a component of losses and loss adjustment expenses.

Premiums earned from retroactive reinsurance in 2007 included $7.1 billion from the Equitas reinsurance agreement which became effective on March 30, 2007. See Note 13 to the accompanying Consolidated Financial Statements. Otherwise,

Management’s Discussion (Continued)

Insurance—Underwriting (Continued)

Berkshire Hathaway Reinsurance Group (Continued)

premiums earned from retroactive contracts were relatively minor over the past three years. Unamortized deferred charges of BHRG’s retroactive contracts (including the Equitas contract) were $3.7 billion at December 31, 2008 and $3.8 billion at December 31, 2007. Gross unpaid losses under retroactive contracts were approximately $16.6 billion at December 31, 2008 and $17.3 billion at December 31, 2007.

Underwriting losses from retroactive reinsurance policies in each year were primarily attributable to recurring deferred charge amortization. Underwriting losses from retroactive policies in 2007 included deferred charge amortization of $156 million on contracts written in 2007 (primarily the Equitas contract). Underwriting losses from retroactive reinsurance in 2006 were net of gains of approximately $145 million which primarily derived from contracts that were commuted or amended during that year.

Other multi-line premiums earned in 2008 increased $1.31 billion (50%) over 2007. Premiums earned in 2008 included $1.83 billion from a quota-share contract with Swiss Reinsurance Company Ltd. and its major property/casualty affiliates (“Swiss Re”) that became effective January 1, 2008. Under the agreement, BHRG assumes a 20% quota-share of the premiums and related losses and expenses on substantially all property/casualty risks of Swiss Re written over the five year period ending December 31, 2012. BHRG’s written premium under this agreement in 2008 was $2.65 billion. Actual premiums assumed over the remainder of the five year period could vary significantly depending on Swiss Re’s response to market conditions and opportunities that arise over the contract term. Excluding the premiums from the Swiss Re quota-share contract, other multi-line premiums earned in 2008 declined 20% versus 2007 principally attributable to lower premium volume from workers’ compensation programs.

Other multi-line business produced a pre-tax underwriting gain of $962 million in 2008. This gain included $930 million of foreign currency transaction gains (including approximately $615 million in the fourth quarter) arising from the conversion of certain reinsurance liabilities denominated and settled in foreign currencies (primarily the U.K. Pound Sterling and the Euro) into U.S. Dollars as of the balance sheet date. The value of these currencies versus the U.S. Dollar generally increased over the past several years resulting in accumulated liabilities and transaction losses. Over the last half of 2008, these currencies declined sharply versus the U.S. Dollar, resulting in gains that exceeded the previously recorded losses.

Excluding the effects of the currency gains/losses, other multi-line business produced a pre-tax underwriting gain of $32 million in 2008 compared to $435 million in 2007. Pre-tax underwriting results in 2008 included approximately $435 million of estimated catastrophe losses from Hurricanes Gustav and Ike. There were no significant catastrophe losses in 2007, which also benefited from relatively low property loss ratios and favorable loss experience on workers’ compensation business.

Other multi-line premiums earned in 2007 were relatively unchanged from 2006, reflecting significant increases in property business and significant decreases in casualty excess reinsurance. In addition, as of the beginning of 2007, the management of certain workers’ compensation business was transferred to the Berkshire Hathaway Primary Group and the related underwriting results have been excluded from BHRG since that date.

In December 2007, BHRG formed a monoline financial guarantee insurance company, Berkshire Hathaway Assurance Corporation (“BHAC”). BHAC commenced operations during the first quarter of 2008 and is licensed in 49 states. As of December 31, 2008, BHAC had approximately $1 billion in capital and has received the highest rating available from two credit rating agencies. BHRG is pursuing opportunities to write financial guarantee insurance on municipal bonds. In its first year of operation, BHAC produced $595 million of written premiums. The impact of this new business on 2008 underwriting results was minimal, since the coverage periods related to the insured bonds extend over 40 years into the future.

In January 2009, BHRG agreed to cover certain Swiss Re entities for adverse loss development of its property and casualty loss reserves up to 5 billion Swiss Francs in excess of its December 31, 2008 loss reserves less 2 billion Swiss Francs. BHRG will receive a premium of 2 billion Swiss Francs for providing this coverage.

Management’s Discussion (Continued)

Insurance—Underwriting (Continued)

Berkshire Hathaway Primary Group

Berkshire’s primary insurance group consists of a wide variety of independently managed insurance businesses that principally write liability coverages for commercial accounts. These businesses include: Medical Protective Corporation (“MedPro”), a provider of professional liability insurance to physicians, dentists and other healthcare providers; National Indemnity Company’s primary group operation (“NICO Primary Group”), a writer of commercial motor vehicle and general liability coverages; U.S. Investment Corporation, whose subsidiaries underwrite specialty insurance coverages; a group of companies referred to internally as “Homestate” operations, providers of standard commercial multi-line insurance; Central States Indemnity Company, a provider of credit and disability insurance to individuals nationwide through financial institutions; Applied Underwriters, a provider of integrated workers’ compensation solutions; and BoatU.S., (acquired in August 2007) which writes insurance for owners of boats and small watercraft.

Earned premiums by the primary insurance businesses were $1,950 million in 2008, $1,999 million in 2007 and $1,858 million in 2006. Roughly 33% of the premiums earned in each year were from MedPro. In 2008, premiums earned by the NICO Primary Group declined by approximately 30%, which was partially offset by increased premiums earned from the Homestate operations and BoatU.S. Pre-tax underwriting gains as percentages of premiums earned were approximately 11% in 2008, 14% in 2007 and 18% in 2006. The decline in underwriting gains in 2008 from 2007 reflected declines in underwriting gains from the NICO Primary Group and Homestate operations, which were primarily due to less favorable loss reserve development of prior years’ occurrences as well as relatively higher losses for current year occurrences.

Insurance—Investment Income

A summary of the net investment income of Berkshire’s insurance operations for the past three years follows. Amounts are in millions.

	2008	2007	2006
Investment income before income taxes and minority interests	$4,722	$4,758	$4,316
Income taxes and minority interests	1,225	1,248	1,196

Investment income after income taxes and minority interests	$3,497	$3,510	$3,120

Investment income consists of interest earned on cash equivalents and fixed maturity investments and dividends earned on equity investments. Pre-tax investment income earned in 2008 was relatively unchanged from 2007. Investment income earned in 2007 increased $442 million (10%) over 2006. The increase in 2007 over 2006 reflected increased invested assets, higher short-term interest rates in the United States and increased dividend rates on certain equity investments.

In 2008, dividend income increased $534 million, reflecting increased investments in equity securities and increased dividend rates with respect to certain securities. The increase in dividends earned was offset by a decline in interest earned, reflecting lower levels of related fixed maturity investments and generally lower interest rates applicable to cash equivalents and short-term investments. In October 2008, Berkshire subsidiaries acquired the Wrigley, Goldman Sachs and General Electric securities for an aggregate cost of $14.5 billion. See Note 5 to the Consolidated Financial Statements. Interest and dividends from these securities will be approximately $1.4 billion per annum, which is substantially greater than earnings currently expected from short-term investments.

Management’s Discussion (Continued)

Insurance—Investment Income (Continued)

A summary of investments held in Berkshire’s insurance businesses follows. Amounts are in millions.

	2008		2007		2006
Cash and cash equivalents	$18,845		$28,257		$34,590
Equity securities	48,892		74,681	*	61,168	*
Fixed maturity securities	26,932		27,922		25,272
Other	21,535	*	—		—

	$116,204		$130,860		$121,030

*	Other investments include the investments in Wrigley, Goldman Sachs and General Electric as well as investments in Burlington Northern and Moody’s, which as of December 31, 2008 are accounted for under the equity method. In 2007 and 2006, investments in Burlington Northern and Moody’s are included in equity securities.

Fixed maturity investments as of December 31, 2008 were as follows. Amounts are in millions.

	Amortized cost	Unrealized gains/losses	Fair value
U.S. Treasury, government corporations and agencies	$2,100	$121	$2,221
States, municipalities and political subdivisions	3,065	237	3,302
Foreign governments	9,066	284	9,350
Corporate bonds and redeemable preferred stocks, investment grade	4,826	68	4,894
Corporate bonds and redeemable preferred stocks, non-investment grade	5,392	(1,195)	4,197
Mortgage-backed securities	2,986	(18)	2,968

	$27,435	$(503)	$26,932

All U.S. government obligations are rated AAA by the major rating agencies and approximately 90% of all state, municipal and political subdivisions, foreign government obligations and mortgage-backed securities were rated AA or higher. Non-investment grade securities represent securities that are rated below BBB- or Baa3.

Invested assets derive from shareholder capital and reinvested earnings as well as net liabilities under insurance contracts or “float.” The major components of float are unpaid losses, unearned premiums and other liabilities to policyholders less premiums and reinsurance receivables, deferred charges assumed under retroactive reinsurance contracts and deferred policy acquisition costs. Float approximated $58 billion at December 31, 2008, $59 billion at December 31, 2007 and $51 billion at December 31, 2006. The increase in float in 2007 was principally due to the Equitas reinsurance transaction. The cost of float, as represented by the ratio of underwriting gain or loss to average float, was negative for the last three years, as Berkshire’s insurance businesses generated underwriting gains in each year.

Management’s Discussion (Continued)

Utilities and Energy (“MidAmerican”)

Revenues and earnings of MidAmerican for each of the past three years are summarized below. Amounts are in millions.

	Revenues			Earnings
	2008	2007	2006	2008	2007	2006
MidAmerican Energy Company	$4,742	$4,325	$3,519	$425	$412	$348
PacifiCorp	4,558	4,319	2,971	703	692	356
Natural gas pipelines	1,221	1,088	972	595	473	376
U.K. utilities	1,001	1,114	961	339	337	338
Real estate brokerage	1,147	1,511	1,724	(45)	42	74
Other	1,302	271	497	1,278	130	245

	$13,971	$12,628	$10,644

Earnings before corporate interest and taxes				3,295	2,086	1,737
Interest, other than to Berkshire				(332)	(312)	(261)
Interest on Berkshire junior debt				(111)	(108)	(134)
Income taxes and minority interests **				(1,002)	(477)	(426)

Net earnings				$1,850	$1,189	$916

Earnings applicable to Berkshire *				$1,704	$1,114	$885
Debt owed to others at December 31				19,145	19,002	16,946
Debt owed to Berkshire at December 31				1,087	821	1,055

*	Includes interest earned by Berkshire (net of related income taxes).

**	Net of $58 million deferred income tax benefit in 2007 as a result of the reduction in the United Kingdom corporate income tax rate from 30% to 28% which was enacted during the third quarter of 2007 and became effective in 2008.

Berkshire currently owns an 88.2% (87.4% diluted) interest in MidAmerican Energy Holdings Company (“MidAmerican”), an international energy company. MidAmerican’s domestic regulated energy interests are comprised of two regulated utility companies (MidAmerican Energy Company (“MEC”) and PacifiCorp) serving over 3 million retail customers and two interstate natural gas pipeline companies (Northern Natural Gas and Kern River) with approximately 17,000 miles of pipeline in operation and design capacity of about 7.0 billion cubic feet of natural gas per day. In the United Kingdom (“U.K.”), electricity distribution subsidiaries serve about 3.8 million electricity end users. The rates that MidAmerican’s utilities, electricity distribution and natural gas pipeline businesses may charge customers for energy and other services are generally subject to regulatory approval. Rates are based in large part on the costs of business operations, including a return on capital. To the extent these operations are not allowed to include such costs in the approved rates, operating results will be adversely affected. In addition, MidAmerican’s other businesses include a diversified portfolio of independent power projects and the second-largest residential real estate brokerage firm in the United States.

MEC’s revenues in 2008 increased $417 million (10%) over 2007. The increase reflects (1) increased regulated natural gas revenues from cost based price increases that are largely passed on to customers, (2) increased non-regulated gas revenues due primarily to higher prices and, to a lesser degree, increased volume and (3) increased wholesale regulated electricity revenues driven by volume increases. Earnings before corporate interest and income taxes (“EBIT”) of MEC in 2008 increased $13 million (3%) versus 2007, resulting primarily from higher operating margins on wholesale regulated electricity and slightly higher margins from regulated gas sales, partially offset by increased interest expense and lower miscellaneous income.

PacifiCorp’s revenues in 2008 increased $239 million (6%) over 2007. The increase was primarily related to higher retail revenues due to regulator approved rate increases as well as increased customer growth and usage. PacifiCorp’s EBIT in 2008 increased $11 million (2%) versus 2007, as higher revenues were substantially offset by increased fuel costs and interest expense.

Management’s Discussion (Continued)

Utilities and Energy (“MidAmerican”) (Continued)

Natural gas pipelines revenues in 2008 increased $133 million (12%) over 2007. The increase reflected increased transportation revenue as a result of stronger market conditions in the Northern Natural Gas system, the impact of system expansion projects and changes related to the Kern River system current rate proceeding. EBIT in 2008 of the gas pipeline businesses increased $122 million (26%) over 2007. The increase in EBIT reflects the impact of increased revenues.

U.K. utility revenues in 2008 declined $113 million (10%) versus 2007 primarily from the effect of the significant strengthening of the U.S. Dollar versus the U.K. Pound Sterling over the second half of 2008. EBIT in 2008 was relatively unchanged from 2007 as the revenue decline was offset primarily by lower operating costs and interest expense.

Real estate brokerage revenues in 2008 declined $364 million (24%) compared to 2007 due to significant declines in transaction volume as well as lower average home sales prices. Real estate brokerage activities generated a loss before interest and taxes of $45 million in 2008 versus EBIT of $42 million in 2007. The loss in 2008 reflected the continuing weak U.S. housing markets.

In the fourth quarter of 2008, EBIT from other activities included a gain of $917 million from MidAmerican’s investments in Constellation Energy as well as a fee of $175 million received as a result of the termination of the planned acquisition of Constellation Energy. EBIT from other activities in 2006 included gains of $117 million primarily from the disposal of equity securities. There were no significant securities gains in 2007.

MEC’s revenues in 2007 increased $806 million (23%) over 2006. MEC’s non-regulated energy sales in 2007 exceeded 2006 by $597 million primarily due to improved market opportunities. MEC’s regulated wholesale and retail electricity sales in 2007 exceeded 2006 by $155 million, which reflected the impact of new generating assets and improved opportunities in wholesale markets as well as higher retail demand due to warmer temperatures and increases in the number of retail customers. EBIT of MEC in 2007 increased $64 million (18%), reflecting the margins on the increases in regulated and non-regulated energy sales, partially offset by higher facilities operating and maintenance costs.

PacifiCorp’s revenues in 2007 increased $1,348 million (45%) and EBIT increased $336 million (94%) versus 2006. Revenues and EBIT of PacifiCorp for 2006 are included beginning as of the acquisition date (March 21, 2006). In 2007, PacifiCorp’s revenues and EBIT were favorably impacted by regulatory-approved rate increases and higher customer usage in retail markets, as well as increased margins on wholesale electricity sales, partially offset by higher fuel and purchased power costs.

Revenues from natural gas pipelines in 2007 increased $116 million (12%) over 2006 due primarily to favorable market conditions and because revenues in 2006 reflected the impact of estimated rate case refunds to customers. EBIT in 2007 from natural gas pipelines increased $97 million (26%) over 2006 mainly due to comparatively higher revenue and lower depreciation due to expected changes in depreciation rates in connection with a current rate proceeding.

Revenues from U.K. utilities in 2007 increased over the comparable 2006 period primarily attributable to the strengthening of the U.K. Pound Sterling versus the U.S. Dollar as well as higher gas production and electricity distribution revenues. EBIT from the U.K. utilities in 2007 was essentially unchanged compared to 2006 as higher maintenance and depreciation costs and the write-off of unsuccessful gas exploration costs offset the impact of higher revenues.

Revenues and EBIT in 2007 from real estate brokerage declined 12% and 43%, respectively, compared to 2006, primarily due to significantly lower transaction volume as a result of the slowdown in U.S. residential real estate activity.

Management’s Discussion (Continued)

Manufacturing, Service and Retailing

A summary of revenues and earnings of Berkshire’s manufacturing, service and retailing businesses for each of the past three years follows. Amounts are in millions.

	Revenues			Earnings
	2008	2007	2006	2008	2007	2006
Marmon	$5,529	$—	$—	$733	$—	$—
McLane Company	29,852	28,079	25,693	276	232	229
Shaw Industries	5,052	5,373	5,834	205	436	594
Other manufacturing	14,127	14,459	11,988	1,675	2,037	1,756
Other service *	8,435	7,792	5,811	971	968	658
Retailing	3,104	3,397	3,334	163	274	289

	$66,099	$59,100	$52,660

Pre-tax earnings				$4,023	$3,947	$3,526
Income taxes and minority interests				1,740	1,594	1,395

				$2,283	$2,353	$2,131

*	Management evaluates the results of NetJets using accounting standards for recognition of revenue and planned major maintenance expenses that were generally accepted when Berkshire acquired NetJets but are no longer acceptable due to subsequent changes adopted by the FASB. Revenues and pre-tax earnings for the other service businesses shown above reflect these prior revenue and expense recognition methods. Revenues shown above exceeded the amounts reported in Berkshire’s Consolidated Financial Statements by $130 million in 2008, $709 million in 2007 and $781 million in 2006. Pre-tax earnings in this table exceeded (was less than) the amounts included in the Consolidated Financial Statements by ($4 million) in 2008, $48 million in 2007 and $79 million in 2006.

Marmon

Berkshire acquired a 60% interest in Marmon Holdings, Inc. (“Marmon”) on March 18, 2008. During the second quarter of 2008, Berkshire acquired additional shares and currently has a 63.6% interest. Marmon’s operating results are included in Berkshire’s consolidated results and in the preceding table from the date of the initial acquisition. Marmon consists of approximately 130 manufacturing and service businesses that operate independently within 11 diverse business sectors. See Note 2 to the Consolidated Financial Statements for an additional description of Marmon’s operations. For the twelve months ending December 31, 2008, Marmon’s consolidated revenues and operating income were $6,960 million and $977 million, respectively, compared to $6,934 million and $946 million, respectively in 2007.

McLane Company

McLane Company, Inc., (“McLane”) is a wholesale distributor of grocery and non-food products to retailers, convenience stores and restaurants. McLane’s business is marked by high sales volume and very low profit margins. McLane’s revenues of $29,852 million in 2008 increased $1,773 million (6%) compared to 2007 which increased $2,386 million (9%) compared to 2006. The revenue increases in both 2008 and 2007 reflected additional grocery and foodservice customers as well as manufacturer price increases and state excise tax increases.

Pre-tax earnings in 2008 increased $44 million over 2007, which was relatively unchanged from 2006. The increase in 2008 reflected the increased sales and to a lesser degree a slight increase in gross margins. The gross margin rate was 5.91% in 2008 compared to 5.79% in 2007. The comparative increase in the gross margin rate reflected price changes related to certain categories of grocery products and the impact of a heavy liquids sales surcharge. Operating expenses in 2008 as a percentage of revenues were relatively unchanged compared to 2007. Approximately one-third of McLane’s annual revenues are from Wal-Mart. A curtailment of purchasing by Wal-Mart could have a material adverse impact on McLane’s earnings.

Shaw Industries

Shaw Industries (“Shaw”) is the world’s largest manufacturer of tufted broadloom carpets and is a full-service flooring company. Shaw revenues of $5,052 million in 2008 declined $321 million (6%) compared to 2007. The revenue decrease was primarily due to a reduction in year-to-date residential carpet sales volume, partially offset by higher average selling prices and

Management’s Discussion (Continued)

Manufacturing, Service and Retailing (Continued)

Shaw Industries (Continued)

revenues from recent acquisitions. The decrease in residential carpet volume in 2008 reflected the significant downturn in residential real estate activity that began in 2006 and was exacerbated by the credit crises during 2007 and 2008.

In 2008, pre-tax earnings declined $231 million (53%) to $205 million. The decline was attributable to both lower sales volume and higher product costs. Increases in petrochemical based raw material costs along with reduced manufacturing efficiencies caused the product cost increase. The gross margin rate for 2008 was approximately 3 percentage points lower as compared to 2007. Pre-tax earnings in 2008 also included $52 million of charges in the fourth quarter related to asset writedowns and plant closure costs. To offset the impact of rising raw material and production costs, Shaw instituted multiple sales price increases in 2008 and closed certain manufacturing facilities. Management expects residential real estate activity and, as a result, Shaw’s sales volume to remain weak during 2009.

Revenues of $5,373 million in 2007 declined $461 million (8%) compared to 2006. In 2007, carpet volume decreased 10% versus 2006 due to lower sales in residential markets, partially offset by a modest increase in commercial market volume. In 2007, pre-tax earnings decreased $158 million (27%) compared to 2006. The decline reflects the aforementioned lower sales volume and higher product costs. These factors combined to produce declines in gross margin dollars in 2007 of approximately 17% versus 2006. Selling, general and administrative costs in 2007 declined approximately 6% compared with 2006, reflecting lower sales volume and expense control efforts.

Other manufacturing

Berkshire’s other manufacturing businesses include a wide array of businesses. Included in this group are several manufacturers of building products (Acme Building Brands, Benjamin Moore, Johns Manville and MiTek) and apparel (led by Fruit of the Loom which includes the Russell athletic apparel and sporting goods business and the Vanity Fair Brands women’s intimate apparel business). Also included in this group are Forest River, a leading manufacturer of leisure vehicles, CTB International (“CTB”), a manufacturer of equipment for the livestock and agricultural industries and ISCAR Metalworking Companies (“IMC”), an industry leader in the metal cutting tools business with operations worldwide. There are also numerous other manufacturers of consumer and commercial products in this diverse group.

Revenues of other manufacturing businesses in 2008 of $14,127 million declined $332 million (2%) versus 2007. The most significant declines were from Forest River, the building products businesses and the apparel businesses. These were somewhat offset by increased revenues from IMC and from Richline, a jewelry manufacturer acquired during the second half of 2007. Pre-tax earnings of other manufacturing businesses of $1,675 million in 2008, declined $362 million (18%) versus 2007. Pre-tax earnings declined or were flat in nearly all of Berkshire’s other manufacturing operations with the exception of IMC. Pre-tax earnings from Forest River declined 56%, due to lower sales volume. Pre-tax earnings from apparel declined 34%, primarily due to lower sales volume and costs incurred to consolidate certain operations of Russell and Vanity Fair Brands. Pre-tax earnings from building products declined 28%, as a result of lower sales volumes and decreased manufacturing efficiencies as a consequence of the housing and credit crises.

Revenues in 2007 from other manufacturing activities were $14,459 million, an increase of $2,471 million (21%) over 2006. The comparative increase was primarily attributable to the businesses acquired since mid-2006 as well as a significant increase from CTB. Revenues from the building products businesses declined $292 million in 2007 as demand was negatively affected by the slowdown in housing construction activity. Pre-tax earnings were $2,037 million in 2007, an increase of $281 million (16%) over 2006. The increases were primarily due to full-year inclusion in 2007 of IMC and increased earnings of CTB, partially offset by a 22% decline in earnings of the building products businesses.

Other service

Berkshire’s other service businesses include NetJets, the world’s leading provider of fractional ownership programs for general aviation aircraft, and FlightSafety, a provider of high technology training to operators of aircraft. Among the other businesses included in this group are: TTI, a leading electronic components distributor (acquired March 2007); Business Wire, a leading distributor of corporate news, multimedia and regulatory filings; The Pampered Chef, a direct seller of high quality kitchen tools; International Dairy Queen, a licensor and service provider to about 5,700 stores that offer prepared dairy treats and food; The Buffalo News, a publisher of a daily and Sunday newspaper; and businesses that provide management and other services to insurance companies.

Management’s Discussion (Continued)

Manufacturing, Service and Retailing (Continued)

Other service (Continued)

In 2008, revenues of the group were $8,435 million, an increase of $643 million (8%) over 2007. The inclusion of twelve months of revenues from TTI in 2008 versus nine months in 2007 accounted for over 80% of the revenue increase. Excluding the impact of TTI, other service revenues in 2008 increased 2% over 2007.

Pre-tax earnings of $971 million in 2008, were relatively unchanged from 2007. The impact from the TTI acquisition and increased earnings of FlightSafety was offset by lower earnings from NetJets and Pampered Chef. In the fourth quarter of 2008, NetJets, and to a lesser degree Pampered Chef, experienced a significant reduction in revenue as general economic conditions worsened. This resulted in lower customer usage and demand which negatively affected operating margins. In addition, NetJets incurred charges of $54 million to writedown the aircraft fleet.

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

Retailing

Berkshire’s retailing operations consist of four home furnishings (Nebraska Furniture Mart, R.C. Willey, Star Furniture and Jordan’s) and three jewelry (Borsheims, Helzberg and Ben Bridge) retailers. See’s Candies is also included in this group. Retailing revenues were $3,104 million in 2008, a decrease of $293 million (9%) versus 2007. Pre-tax earnings of $163 million in 2008 declined $111 million (41%) compared to 2007. Seven of the eight retail operations experienced revenue declines and all eight of these operations had declines in earnings compared to 2007. During the first nine months of 2008, as the impact of the economic recession in the U.S. worsened, consumer spending declined. In the fourth quarter of 2008, the decline accelerated and conditions for most retailers throughout the U.S. deteriorated. Fourth quarter of 2008 revenues and pre-tax earnings of Berkshire’s retailers declined 17% and 33%, respectively, versus the fourth quarter of 2007.

Finance and Financial Products

A summary of revenues and earnings from Berkshire’s finance and financial products businesses follows. Amounts are in millions.

	Revenues			Earnings
	2008	2007	2006	2008	2007	2006
Manufactured housing and finance	$3,560	$3,665	$3,570	$206	$526	$513
Furniture/transportation equipment leasing	773	810	880	87	111	182
Other	614	644	674	494	369	462

	$4,947	$5,119	$5,124

Pre-tax earnings				787	1,006	1,157
Income taxes and minority interests				308	374	425

				$479	$632	$732

Revenues from manufactured housing and finance activities (Clayton Homes) in 2008 decreased $105 million (3%) from 2007. The decrease included a 9% decline from home sales, reflecting declines in units sold and average selling prices. In addition, revenues in 2007 included approximately $90 million from the housing communities division which was sold in the first quarter of 2008. Partially offsetting these declines was an increase in interest income from installment loans. The increase in interest income reflects higher average installment loan balances in 2008 versus 2007. Installment loan balances were approximately $12.6 billion as of December 31, 2008, an increase of approximately $1.5 billion since December 31, 2007. The increase was principally due to loan portfolio acquisitions.

Pre-tax earnings of Clayton Homes in 2008 declined $320 million (61%) from 2007. Pre-tax earnings in 2008 included a $125 million increase in the provision for estimated loan losses due to changes in loan collection and recovery assumptions,

Management’s Discussion (Continued)

Finance and Financial Products (Continued)

$25 million of losses arising from Hurricanes Gustav and Ike and $38 million from asset writedowns and plant closure costs. Pre-tax earnings in 2008 also reflected the impact of lower home sales and higher interest expense from increased borrowings and an increase in interest rates. Partially offsetting these declines was a $22 million gain from the sale of the housing community division in the first quarter of 2008.

Revenues and pre-tax earnings from furniture and transportation equipment leasing activities in 2008 declined $37 million (5%) and $24 million (22%), respectively, compared to 2007. The declines primarily reflected lower rental income driven by relatively low utilization rates for over-the-road trailer and storage units, partially offset by the impact of a small furniture rental business acquisition in 2008. Significant cost components of this business are fixed (depreciation and facility expenses), so earnings declined disproportionately to revenues. Revenues and pre-tax earnings for 2007 decreased $70 million (8%) and $71 million (39%), respectively, as compared to 2006, primarily for the reasons previously stated.

Earnings from other finance business activities consisted primarily of interest income earned on fixed maturity investments and from a small portfolio of commercial real estate loans. Pre-tax earnings in 2007 reflected a charge of approximately $67 million from the adverse effects of changes in mortality assumptions on certain life annuity contract liabilities. In 2006, pre-tax earnings included income of $67 million from an equity purchase commitment fee.

Investment and Derivative Gains/Losses

A summary of investment and derivative gains and losses follows. Amounts are in millions.

	2008	2007	2006
Investment gains/losses from -
Sales and other disposals of investments -
Insurance and other	$912	$5,308	$1,782
Finance and financial products	6	187	6
Other-than-temporary impairments	(1,813)	—	(142)
Other	255	103	165

	(640)	5,598	1,811

Derivative gains/losses from -
Credit default contracts	(1,774)	127	525
Equity index put option contracts	(5,028)	(283)	64
Other derivative contracts	(19)	67	235

	(6,821)	(89)	824

Gains/losses before income taxes and minority interests	(7,461)	5,509	2,635
Income taxes and minority interests	(2,816)	1,930	926

Net gains/losses	$(4,645)	$3,579	$1,709

Investment gains or losses are recognized upon the sales of investments, recognition of non-cash other-than-temporary-impairment losses or as otherwise required under GAAP. The timing of realized gains or losses from sales can have a material effect on periodic earnings. However, such gains or losses usually have little, if any, impact on total shareholders’ equity because most equity and fixed maturity investments are carried at fair value with any unrealized gain or loss included as a component of accumulated other comprehensive income. The other-than-temporary-impairment losses recorded in 2008 were primarily attributable to investments in certain equity securities. Berkshire considers several factors in determining impairment losses including the current and expected long-term business prospects of the issuer, the length of time and relative magnitude of the price decline and its ability and intent to hold the investment until the price recovers.

Derivative gains/losses in 2008 primarily represented the non-cash changes in fair value of credit default and equity index put option contracts. Changes in the fair values of these contracts are reflected in earnings and can be significant, reflecting the volatility of equity and credit markets. Management does not view the periodic gains or losses from the changes in fair value as meaningful given the long-term nature of these contracts and the volatile nature of equity and credit markets over short periods of time. Therefore, the ultimate amount of cash basis gains or losses may not be known for years.

Management’s Discussion (Continued)

Investment and Derivative Gains/Losses (Continued)

Losses from credit default contracts in 2008 derived primarily from valuation increases due to significant widening of credit default spreads during the fourth quarter of 2008 with respect to the non-investment grade issuers included in the high yield index contracts and the credit default spreads of certain states and municipalities. The estimated fair value of credit default contracts at December 31, 2008 was $4.1 billion, an increase of $2.3 billion from December 31, 2007. The year-to-date increase included fair value pre-tax losses of $1.8 billion and premiums from contracts entered into in 2008 of $633 million, partially offset by loss payments of $152 million. In January 2009, there were defaults by six companies included in the high yield indexes. Estimated payments in the first quarter of 2009 related to these defaults are expected to be approximately $750 million.

The estimated fair value of equity index put option contracts at December 31, 2008 was $10.0 billion, an increase of approximately $5.4 billion from December 31, 2007 and an increase of $3.3 billion from September 30, 2008. The year-to-date increase included pre-tax losses of $5.0 billion due to changes in fair values and premiums from new contracts. There have been no loss payments under equity index put option contracts. Berkshire’s losses from equity index put option contracts in 2008 reflected index value declines of between 30% and 45% in 2008 across the four indexes. During the fourth quarter of 2008 these indexes declined between 10% and 22%. These contracts expire beginning in 2019 with the last expiration in 2028. Any loss payments under these contracts will be based on the net decline in the underlying index below the strike price in each contract as of the expiration date of the contract.

Financial Condition

Berkshire’s balance sheet continues to reflect significant liquidity. Consolidated cash and invested assets, excluding assets of utilities and energy and finance and financial products businesses, was approximately $122.0 billion at December 31, 2008 (including cash and cash equivalents of $24.3 billion) and $141.2 billion at December 31, 2007 (including cash and cash equivalents of $37.7 billion). Berkshire’s invested assets are held predominantly in its insurance businesses. The decline in cash and invested assets is primarily due to a significant reduction in the carrying amount of equity securities resulting from the worldwide economic crisis.

Berkshire acquired a 60% interest in Marmon Holdings, Inc. (“Marmon”) for $4.5 billion on March 18, 2008. In the second quarter of 2008, Berkshire acquired additional shares and currently owns 63.6% of Marmon. Berkshire has agreed to acquire the remaining minority shareholders’ interests in Marmon between 2011 and 2014 for consideration based on Marmon’s future earnings.

During the fourth quarter of 2008, Berkshire invested $6.5 billion in subordinated notes and preferred stock of the Wm. Wrigley, Jr. Company in connection with Mars, Incorporated’s acquisition of that entity. In addition, Berkshire invested $5 billion in Goldman Sachs perpetual preferred stock and common stock warrants and $3 billion in General Electric Company perpetual preferred stock and common stock warrants. These investments were funded with available cash.

Notes payable and other borrowings of the insurance and other businesses were $4.3 billion (includes about $2.3 billion issued or guaranteed by Berkshire Hathaway Inc.) at December 31, 2008, an increase of $1.7 billion from December 31, 2007, primarily due to increases in short-term borrowings (principally NetJets) and debt of businesses acquired in 2008, (principally Marmon).

MidAmerican’s capital expenditures were $3.9 billion in 2008 and are forecasted to be approximately $3.3 billion in 2009. MidAmerican expects to fund these capital expenditures with cash flows from operations and debt proceeds. Certain of its borrowings are secured by certain assets of its regulated utility subsidiaries. Notes payable and other borrowings of MidAmerican maturing in 2009 are $1.26 billion with an additional $1.26 billion due before the end of 2011. Berkshire has committed until February 28, 2011 to provide up to $3.5 billion of additional capital to MidAmerican to permit the repayment of its debt obligations or to fund MidAmerican’s regulated utility subsidiaries. Berkshire has not and does not intend to guarantee the repayment of debt by MidAmerican or any of its subsidiaries.

Assets of the finance and financial products businesses as of December 31, 2008 and 2007 consisted primarily of loans and finance receivables, fixed maturity securities and cash and cash equivalents. Liabilities were $30.7 billion as of December 31, 2008 and $22.0 billion at December 31, 2007. The increase from 2007 primarily relates to an increase of $7.7 billion in derivative contract liabilities (see Note 11 to the Consolidated Financial Statements and the preceding section of Management’s

Management’s Discussion (Continued)

Financial Condition (Continued)

Discussion for additional information). As of December 31, 2008, notes payable and other borrowings of $13.4 billion included $10.8 billion of medium-term notes issued by BHFC. During 2008, BHFC issued debt of $5.0 billion and repaid $3.1 billion of notes. BHFC notes are guaranteed by Berkshire and mature at various dates extending through 2018. The proceeds from these notes were used to finance originated and acquired loans of Clayton Homes.

During 2008, credit markets became increasingly restricted as a consequence of the ongoing worldwide credit crisis. As a result, the availability of credit to corporations has declined significantly and interest rates for new issues increased relative to government obligations, even for companies with strong credit histories and ratings. Although management believes that the credit crisis is temporary and that Berkshire has ample liquidity and capital to withstand these conditions, restricted access to credit markets over longer periods could have a significant negative impact on operations, particularly the utilities and energy business and certain finance and financial products operations. Management believes that it currently maintains ample liquidity to cover its contractual obligations and provide for contingent liquidity needs.

During 2008, Berkshire’s consolidated shareholders’ equity declined from $120.7 billion at the end of 2007 to $109.3 billion at December 31, 2008. This reduction was largely due to significant price declines in Berkshire’s equity investments and an increase in the fair value of the liabilities arising from Berkshire’s equity index put option contracts. The worldwide economic crisis has continued during the first part of 2009 and prices of Berkshire’s equity investments have declined further and the fair values of liabilities arising from equity index put option contracts have increased further. Berkshire estimates that its consolidated shareholders’ equity has been reduced by approximately $8 billion since the end of 2008.

Contractual Obligations

Berkshire and its subsidiaries have contractual obligations which will result in cash payments to counterparties in future periods. Contractual obligations arise under financing and other agreements, which are reflected in the Consolidated Financial Statements and other long-term contracts to acquire goods or services in the future, which are not currently reflected in the financial statements. Such obligations, including future minimum rentals under operating leases, will be reflected in future periods as the goods are delivered or services provided. Amounts due as of the balance sheet date for purchases where the goods and services have been received and a liability incurred are not included to the extent that such amounts are due within one year of the balance sheet date.

Contractual obligations for unpaid losses and loss adjustment expenses arising under property and casualty insurance contracts are estimates. The timing and amount of such payments are contingent upon the outcome of claim settlement activities that will occur over many years. The amounts presented in the following table have been estimated based upon past claim settlement activities and therefore are subject to significant estimation error. The factors affecting the ultimate amount of claims are discussed in the following section regarding Berkshire’s critical accounting policies. In addition, certain losses and loss adjustment expenses for property and casualty loss reserves are ceded to others under reinsurance contracts and therefore are recoverable. Such recoverables are not reflected in the table.

A summary of contractual obligations as of December 31, 2008 follows. Amounts are in millions.

	Estimated payments due by period
	Total	2009	2010-2011	2012-2013	After 2013
Notes payable and other borrowings (1)	$59,865	$5,733	$8,590	$10,131	$35,411
Operating leases	3,115	583	889	587	1,056
Purchase obligations (2)	25,282	6,552	6,885	4,673	7,172
Unpaid losses and loss expenses (3)	59,236	12,831	14,317	8,179	23,909
Other	32,512	4,473	3,196	2,700	22,143

Total	$180,010	$30,172	$33,877	$26,270	$89,691

(1)	Includes interest.

(2)	Principally relates to future aircraft, coal, electricity and natural gas purchases.

(3)	Before reserve discounts of $2,616 million.

Management’s Discussion (Continued)

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

	Gross unpaid losses		Net unpaid losses *
	Dec. 31, 2008	Dec. 31, 2007	Dec. 31, 2008	Dec. 31, 2007
GEICO	$7,336	$6,642	$7,012	$6,341
General Re	18,241	19,831	17,235	17,651
BHRG	26,179	24,894	21,386	20,223
Berkshire Hathaway Primary Group	4,864	4,635	4,470	4,127

Total	$56,620	$56,002	$50,103	$48,342

*	Net of reinsurance recoverable and deferred charges reinsurance assumed and before foreign currency translation effects.

Berkshire records liabilities for unpaid losses and loss adjustment expenses under property and casualty insurance and reinsurance contracts based upon estimates of the ultimate amounts payable under the contracts with respect to losses occurring on or before the balance sheet date. The timing and amount of loss payments is subject to a great degree of variability and is contingent upon, among other things, the timing of claim reporting from insureds and cedants and the determination of the ultimate amount through the loss adjustment process. A variety of techniques are used in establishing the liabilities for unpaid losses. Regardless of the techniques used, significant judgments and assumptions are necessary in projecting the ultimate amounts payable in the future. As a result, uncertainties are imbedded in and permeate the actuarial loss reserving techniques and processes used.

As of any balance sheet date, not all claims that have occurred have been reported and not all reported claims have been settled. Loss and loss adjustment expense reserves include provisions for reported claims (referred to as “case reserves”) and for claims that have not been reported (referred to as incurred but not yet reported (“IBNR”) reserves). The time period between the loss occurrence date and settlement payment date is referred to as the “claim-tail.” Property claims usually have fairly short claim-tails and, absent litigation, are reported and settled within a few years of occurrence. Casualty losses usually have very long claim-tails, occasionally extending for decades. Casualty claims are more susceptible to litigation and can be significantly affected by changing contract interpretations. The legal environment further contributes to extending claim-tails.

Receivables are recorded with respect to losses ceded to other reinsurers and are estimated in a manner similar to liabilities for insurance losses. In addition to the factors cited above, reinsurance recoverables may ultimately prove to be uncollectible if the reinsurer is unable to perform under the contract. Reinsurance contracts do not relieve the ceding company of its obligations to indemnify its own policyholders.

Berkshire’s insurance businesses utilize loss reserving techniques that are believed to best fit the particular business. Additional information regarding reserving processes of the significant businesses (GEICO, General Re and BHRG) follows.

GEICO

GEICO’s gross unpaid losses and loss adjustment expense reserves as of December 31, 2008 were $7,336 million. As of December 31, 2008, gross reserves included $5,265 million of reported average, case and case development reserves and $2,071 million of IBNR reserves.

Management’s Discussion (Continued)

Property and casualty losses (Continued)

GEICO (Continued)

GEICO predominantly writes private passenger auto insurance which has a relatively short claim-tail. The key assumptions affecting GEICO’s reserves include projections of ultimate claim counts (“frequency”) and average loss per claim (“severity”), which includes loss adjustment expenses.

GEICO’s reserving methodologies produce reserve estimates based upon the individual claims (or a “ground-up” approach), which yields an aggregate estimate of the ultimate losses and loss adjustment expenses. Ranges of loss estimates are not determined in the aggregate.

Actuaries establish and evaluate unpaid loss reserves using recognized standard actuarial loss development methods and techniques. The significant reserve components (and percentage of gross reserves) are: (1) average reserves (20%), (2) case and case development reserves (55%) and (3) IBNR reserves (25%). Each component of loss reserves is affected by the expected frequency and average severity of claims. Such amounts are analyzed using statistical techniques on historical claims data and adjusted when appropriate to reflect perceived changes in loss patterns. Data is analyzed by policy coverage, rated state, reporting date and occurrence date, among other factors. A brief discussion of each reserve component follows.

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

For most liability coverages, case reserves alone are an insufficient measure of the ultimate cost due in part to the longer claim-tail, the greater chance of protracted litigation and the incompleteness of facts available at the time the case reserve is established. Therefore, additional case development reserve estimates are established, usually as a percentage of the case reserve. As of December 31, 2008, case development reserves averaged approximately 20% of total established case reserves. In general, case development factors are selected by a retrospective analysis of the overall adequacy of historical case reserves. Case development factors are reviewed and revised periodically.

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

Loss reserve estimates recorded at the end of 2007 developed downward by approximately $205 million when reevaluated at December 31, 2008 producing a corresponding increase to pre-tax earnings in 2008. These downward reserve developments represented approximately 2% of earned premiums in 2008 and approximately 3% of the prior year-end reserve amount. Reserving assumptions at December 31, 2008 were modified appropriately to reflect the most recent frequency and severity results. Future reserve development will depend on whether frequency and severity turn out to be more or less than anticipated.

Within the automobile line of business the reserves with the most uncertainty are for liability coverages, due to the longer claim-tails. Approximately 90% of GEICO’s reserves as of December 31, 2008 were for automobile liability, of which bodily

Management’s Discussion (Continued)

Property and casualty losses (Continued)

GEICO (Continued)

injury (“BI”) coverage accounted for approximately 55%. Management believes it is reasonably possible that the average BI severity will change by at least one percentage point from the severity used. If actual BI severity changes one percentage point from what was used in establishing the reserves, the reserves would develop up or down by approximately $112 million resulting in a corresponding decrease or increase in pre-tax earnings. Many of the same economic forces that would likely cause BI severity to be different from expected would likely also cause severities for other injury coverages to differ in the same direction.

GEICO’s exposure to highly uncertain losses is believed to be limited to certain commercial excess umbrella policies written during a period from 1981 to 1984. Remaining reserves associated with such exposure are currently a relatively insignificant component of GEICO’s total reserves (approximately 2%) and there is minimal apparent asbestos or environmental liability exposure. Related claim activity over the past year was insignificant.

General Re and BHRG

General Re’s and BHRG’s property and casualty loss reserves derive primarily from assumed reinsurance. There are additional uncertainties unique to loss reserving processes for reinsurance. The nature, extent, timing and perceived reliability of information received from ceding companies varies widely depending on the type of coverage, the contractual reporting terms (which are affected by market conditions and practices) and other factors. Due to the lack of standardization of contract terms and conditions, the wide variability of coverage needs of individual clients and the tendency for those needs to change rapidly in response to market conditions, the ongoing economic impact of such uncertainties, in and of themselves, cannot be reliably measured.

The nature and extent of loss information provided under many facultative, per occurrence excess contracts or retroactive contracts may not differ significantly from the information received under a primary insurance contract. This occurs when company personnel either work closely with the ceding company in settling individual claims or manage the claims themselves. Loss information from aggregate excess-of-loss contracts, including catastrophe losses and quota-share treaties, is often less detailed. Occasionally loss information is reported in summary format rather than on an individual claim basis. Loss data is provided through periodic reports and may include the amount of ceded losses paid where reimbursement is sought as well as case loss reserve estimates. Ceding companies infrequently provide IBNR estimates to reinsurers.

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

The timing of claim reporting to reinsurers is delayed in comparison with primary insurance. In some instances there are multiple reinsurers assuming and ceding parts of an underlying risk causing multiple contractual intermediaries between General Re or BHRG and the primary insured. In these instances, the delays in reporting can be compounded. The relative impact of reporting delays on the reinsurer varies depending on the type of coverage, contractual reporting terms and other factors. Contracts covering casualty losses on a per occurrence excess basis may experience longer delays in reporting due to the length of the claim-tail as regards to the underlying claim. In addition, ceding companies may not report claims to the reinsurer until they believe it is reasonably possible that the reinsurer will be affected, usually determined as a function of its estimate of the claim amount as a percentage of the reinsurance contract retention. However, the timing of reporting large per occurrence excess property losses or property catastrophe losses may not vary significantly from primary insurance.

Under contracts where periodic premium and claims reports are required from ceding companies, such reports are generally required at quarterly intervals which in the U.S. range from 30 to 90 days after the end of the accounting period. In continental Europe, reinsurance reporting practices vary. Fewer clients report premiums, losses and case reserves on a quarterly basis. In certain countries, clients report annually, generally 90 to 180 days after the end of the annual period. The extended reporting lag does not result in a significant increase in risk or uncertainty as the actuarial reserving methodologies are adjusted to compensate for the delays.

Management’s Discussion (Continued)

Property and casualty losses (Continued)

General Re and BHRG (Continued)

Premium and loss data is provided through at least one intermediary (the primary insurer), so there is a risk that the loss data provided is incomplete, inaccurate or outside the coverage terms. Information provided by ceding companies is reviewed for completeness and compliance with the contract terms. Reinsurance contracts generally allow for Berkshire’s reinsurance subsidiaries to have access to the cedant’s books and records with respect to the subject business and provide them the ability to conduct audits to determine the accuracy and completeness of information. Audits are conducted when management deems it appropriate.

In the normal course of business, disputes with clients arise concerning whether certain claims are covered under the reinsurance policies. Most coverage disputes are resolved by the company’s claims department personnel and the appropriate client personnel or by independent outside counsel. If disputes cannot be resolved, contracts generally specify whether arbitration, litigation, or alternative dispute resolution will be invoked. There are no coverage disputes at this time for which an adverse resolution would likely have a material impact on Berkshire’s results of operations or financial condition.

In summary, the scope, number and potential variability of assumptions required in estimating ultimate losses from reinsurance contracts of General Re and BHRG are more uncertain than primary property and casualty insurers due to the factors previously discussed.

General Re

General Re’s gross and net unpaid losses and loss adjustment expenses and gross reserves by major line of business as of December 31, 2008 are summarized below. Amounts are in millions.

Type		Line of business
Reported case reserves	$9,959	Workers’ compensation (1)	$3,108
IBNR reserves	8,282	Professional liability (2)	1,450

Gross reserves	18,241	Mass tort–asbestos/environmental	1,810
Ceded reserves and deferred charges	(1,006)	Auto liability	2,871

Net reserves	$17,235	Other casualty (3)	3,399

		Other general liability	2,908
		Property	2,695

		Total	$18,241

(1)	Net of discounts of $2,616 million.

(2)	Includes directors and officers and errors and omissions coverage.

(3)	Includes medical malpractice and umbrella coverage.

General Re’s process of establishing loss reserve estimates is based upon a ground-up approach, beginning with case estimates and supplemented by additional case reserves (“ACRs”) and IBNR reserves. Critical judgments in establishing loss reserves involve the establishment of ACRs by claim examiners, the expectation of ultimate loss ratios which drive IBNR reserve amounts and the case reserve reporting trends compared to the expected loss reporting patterns. Recorded reserve amounts are subject to “tail risk” where reported losses develop beyond the maximum expected loss emergence pattern time period.

General Re does not routinely determine loss reserve ranges because it believes that the techniques necessary have not sufficiently developed and the myriad of assumptions required render such resulting ranges to be unreliable. In addition, counts of claims or average amounts per claim are not utilized because clients do not consistently provide reliable data in sufficient detail.

Upon notification of a reinsurance claim from a ceding company, claim examiners make independent evaluations of loss amounts. In some cases, examiners’ estimates differ from amounts reported by ceding companies. If the examiners’ estimates are significantly greater than the ceding company’s estimates, the claims are further investigated. If deemed appropriate, ACRs are established above the amount reported by the ceding company. As of December 31, 2008, ACRs aggregated $3.1 billion before discounts and were concentrated in workers’ compensation reserves, and to a lesser extent in professional liability reserves. Examiners also periodically conduct detailed claim reviews of individual clients and case reserves are often increased as a result. In 2008, claim examiners conducted about 340 claim reviews.

Management’s Discussion (Continued)

Property and casualty losses (Continued)

General Re (Continued)

Actuaries classify all loss and premium data into segments (“reserve cells”) primarily based on product (e.g., treaty, facultative and program) and line of business (e.g., auto liability, property, etc.). For each reserve cell, premiums and losses are aggregated by accident year, policy year or underwriting year (depending on client reporting practices) and analyzed over time. These loss aggregations are internally called loss triangles which serve as the primary basis for IBNR reserve calculations. Over 300 reserve cells are reviewed for North American business and approximately 900 reserve cells are reviewed with respect to international business.

Loss triangles are used to determine the expected case loss emergence patterns for most coverages and, in conjunction with expected loss ratios by accident year, are further used to determine IBNR reserves. Additional calculations form the basis for estimating the expected loss emergence pattern. The determination of the expected loss emergence pattern is not strictly a mechanical process. In instances where the historical loss data is insufficient, estimation formulas are used along with reliance on other loss triangles and judgment. Factors affecting loss development triangles include but are not limited to the following: changes in client claims practices, changes in claim examiners’ use of ACRs or the frequency of client company claim reviews, changes in policy terms and coverage (such as client loss retention levels and occurrence and aggregate policy limits), changes in loss trends and changes in legal trends that result in unanticipated losses, as well as other sources of statistical variability. These factors influence the selection of the expected loss emergence patterns.

Expected loss ratios are selected by reserve cell, by accident year, based upon reviewing forecasted losses and indicated ultimate loss ratios that are predicted from aggregated pricing statistics. Indicated ultimate loss ratios are calculated using the selected loss emergence pattern, reported losses and earned premium. If the selected emergence pattern is not accurate, then the indicated ultimate loss ratios will not be accurate and this can affect the selected loss ratios and hence the IBNR reserve. As with selected loss emergence patterns, selecting expected loss ratios is not a strictly mechanical process and judgment is used in the analysis of indicated ultimate loss ratios and department pricing loss ratios.

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

In 2008, for prior years’ workers’ compensation losses, reported claims were less than expected claims by about $93 million. However, further analysis of the workers’ compensation reserve cells by segment indicated the need for additional IBNR. These developments precipitated about $116 million of a net increase in nominal IBNR reserve estimates for unreported occurrences. After deducting $117 million for the change in net reserve discounts during the year, workers’ compensation losses from prior years reduced pre-tax earnings in 2008 by $140 million. To illustrate the sensitivity of changes in expected loss emergence patterns and expected loss ratios for General Re’s significant excess-of-loss workers’ compensation reserve cells, an increase of ten points in the tail of the expected emergence pattern and an increase of ten percent in the expected loss ratios would produce a net increase in nominal IBNR reserves of approximately $623 million and $339 million on a discounted basis as of December 31, 2008. The increase in discounted reserves would produce a corresponding decrease in pre-tax earnings. Management believes it is reasonably possible for the tail of the expected loss emergence patterns and expected loss ratios to increase at these rates.

Other casualty and general liability reported losses (excluding mass tort losses) were favorable in 2008 relative to expectations. Casualty losses tend to be long-tail and it should not be assumed that favorable loss experience in a year means that loss reserve amounts currently established will continue to develop favorably. For General Re’s significant other casualty and general liability reserve cells (including medical malpractice, umbrella, auto and general liability), an increase of five points in the tails of the expected emergence patterns and an increase of five percent in expected loss ratios (one percent for large international proportional reserve cells) would produce a net increase in nominal IBNR reserves and a corresponding reduction in pre-tax earnings of approximately $805 million. Management believes it is reasonably possible for the tail of the expected loss emergence patterns and expected loss ratios to increase at these rates in any of the individual aforementioned reserve cells. However, given the diversification in worldwide business, more likely outcomes are believed to be less than $805 million.

Management’s Discussion (Continued)

Property and casualty losses (Continued)

General Re (Continued)

Property losses were lower than expected in 2008 but the nature of property loss experience tends to be more volatile because of the effect of catastrophes and large individual property losses. In response to favorable claim developments and another year of information, estimated remaining World Trade Center losses were reduced by $25 million.

In certain reserve cells within excess directors and officers and errors and omissions (“D&O and E&O”) coverages, IBNR reserves are based on estimated ultimate losses without consideration of expected emergence patterns. These cells often involve a spike in loss activity arising from recent industry developments making it difficult to select an expected loss emergence pattern. For General Re’s large D&O and E&O reserve cells an increase of ten points in the tail of the expected emergence pattern (for those cells where emergence patterns are considered) and an increase of ten percent in the expected loss ratios would produce a net increase in nominal IBNR reserves and a corresponding reduction in pre-tax earnings of approximately $250 million. Management believes it is reasonably possible for the tail of the expected loss emergence patterns and expected loss ratios to increase at these rates.

Overall industry-wide loss experience data and informed judgment are used when internal loss data is of limited reliability, such as in setting the estimates for mass tort, asbestos and hazardous waste (collectively, “mass tort”) claims. Unpaid mass tort reserves at December 31, 2008 were approximately $1.8 billion gross and $1.2 billion net of reinsurance. Such reserves were approximately $1.8 billion gross and $1.2 billion net of reinsurance as of December 31, 2007. Mass tort net claims paid were about $69 million in 2008. In 2008, ultimate loss estimates for asbestos and environmental claims were increased by $45 million. In addition to the previously described methodologies, General Re considers “survival ratios” based on net claim payments in recent years versus net unpaid losses as a rough guide to reserve adequacy. The three year survival ratio was approximately fourteen years as of December 31, 2008. The insurance industry’s comparable survival ratio for asbestos and pollution reserves was approximately nine years. Estimating mass tort losses is very difficult due to the changing legal environment. Although such reserves are believed to be adequate, significant reserve increases may be required in the future if new exposures or claimants are identified, new claims are reported or new theories of liability emerge.

BHRG

BHRG’s unpaid losses and loss adjustment expenses as of December 31, 2008 are summarized as follows. Amounts are in millions.

	Property	Casualty	Total
Reported case reserves	$1,836	$2,426	$4,262
IBNR reserves	1,821	3,466	5,287
Retroactive	—	16,630	16,630

Gross reserves	$3,657	$22,522	26,179

Deferred charges and ceded reserves			(4,793)

Net reserves			$21,386

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

As of December 31, 2008, BHRG’s gross loss reserves related to retroactive reinsurance policies were predominantly casualty losses. Retroactive policies include excess-of-loss contracts, in which losses (relating to loss events occurring before a specified date on or before the contract date) above a contractual retention are indemnified or contracts that indemnify all losses paid by the counterparty after the policy effective date. Retroactive reinsurance losses and loss adjustment expenses paid in 2008 were $1.2 billion. The classification “reported case reserves” has no practical analytical value with respect to retroactive policies since the amount is often derived from reports in bulk from ceding companies, who may have inconsistent definitions of “case reserves.” Reserves are reviewed and established in the aggregate by contract including provisions for IBNR reserves.

Management’s Discussion (Continued)

Property and casualty losses (Continued)

BHRG (Continued)

In establishing retroactive reinsurance reserves, historical aggregate loss payment patterns are often analyzed and projected into the future under various scenarios. The claim-tail is expected to be very long for many policies and may last several decades. Management assigns judgmental probability factors to these aggregate loss payment scenarios and an expectancy outcome is determined. Management monitors claim payment activity and reviews ceding company reports and other information concerning the underlying losses. Since the claim-tail is expected to be very long for such contracts, management reassesses expected ultimate losses as significant events related to the underlying losses are reported or revealed during the monitoring and review process. During 2008, retroactive reserves developed upward by approximately $200 million.

BHRG’s liabilities for environmental, asbestos, and latent injury losses and loss adjustment expenses are presently concentrated within retroactive reinsurance contracts. Reserves for such losses were approximately $9.2 billion at December 31, 2008 and $9.7 billion at December 31, 2007. Losses paid in 2008 attributable to these exposures were approximately $700 million. BHRG, as a reinsurer, does not regularly receive reliable information regarding asbestos, environmental and latent injury claims from all ceding companies on a consistent basis, particularly with respect to multi-line treaty or aggregate excess-of-loss policies. Periodically, a ground-up analysis of the underlying loss data of the reinsured is conducted to make an estimate of ultimate reinsured losses. When detailed loss information is unavailable, estimates can only be developed by applying recent industry trends and projections to aggregate client data. Judgments in these areas necessarily include the stability of the legal and regulatory environment under which these claims will be adjudicated. Potential legal reform and legislation could also have a significant impact on establishing loss reserves for mass tort claims in the future.

The maximum losses payable by BHRG under retroactive policies are not expected to exceed approximately $24.3 billion as of December 31, 2008. Absent significant judicial or legislative changes affecting asbestos, environmental or latent injury exposures, management currently believes it unlikely that unpaid losses as of December 31, 2008 ($16.6 billion) will develop upward to the maximum loss payable or downward by more than 15%.

A significant number of recent reinsurance contracts are expected to have a low frequency of claim occurrence combined with a potential for high severity of claims. These include property losses from catastrophes, terrorism and aviation risks under catastrophe and individual risk contracts. Loss reserves related to catastrophe and individual risk contracts were approximately $1.3 billion at December 31, 2008, and were essentially unchanged from the prior year. In 2008 and 2007, loss reserves for prior years’ events declined by approximately $200 million which produced corresponding increases to pre-tax earnings each year. Reserving techniques for catastrophe and individual risk contracts generally rely more on a per-policy assessment of the ultimate cost associated with the individual loss event rather than with an analysis of the historical development patterns of past losses. Catastrophe loss reserves are provided when it is probable that an insured loss has occurred and the amount can be reasonably estimated. Absent litigation affecting the interpretation of coverage terms, the expected claim-tail is relatively short and thus the estimation error in the initial reserve estimates usually emerges within 24 months after the loss event.

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

Derivative contract liabilities

Berkshire’s Consolidated Balance Sheets include significant amounts of derivative contract liabilities that are measured at fair value. These contracts were primarily entered into in over-the-counter markets and certain elements in the terms and conditions of such contracts are not standardized. Furthermore, there is no source of independent data available to the Company that periodically shows trading volume and actual prices. As a result, the values of these liabilities are primarily based on valuation models, discounted cash flow models or other valuation techniques that are believed to be used by market participants. Such models or other valuation techniques may use inputs that are observable in the marketplace, while others are unobservable.

Management’s Discussion (Continued)

Derivative contract liabilities (Continued)

Unobservable inputs require management to make certain projections and assumptions about the information that would be used by market participants in pricing. Considerable judgment may be required in making assumptions, including the selection of interest rates, default and recovery rates and volatility. Changes in assumptions may have a significant effect on values.

In determining the fair value of most of the credit default contracts, Berkshire used bid/ask pricing data on similar contracts as the basis for estimating fair value. Pricing data is monitored and reviewed by management for consistency as well as reasonableness. Pricing data for newer credit default contracts tends to vary little among the different pricing sources, which management believes is an indication that trading of such contracts is relatively active. As contracts age towards their expiration dates, the variations in pricing data can widen, which management believes is indicative of inactive markets. However, the impact of such variations is partially mitigated by shorter remaining durations and by the availability of data on newer contracts, which is used for comparison.

Berkshire determines the estimated fair value of equity index put option contracts based on the widely used Black-Scholes option valuation model. Inputs to that model include the current index value, strike price, discount or interest rate, dividend rate and contract expiration date. The weighted averaged discount and dividend rates used as of December 31, 2008 were each approximately 4%. Berkshire believes the most significant economic risks relate to changes in the index value component and to a lesser degree to the foreign currency component. For additional information, see Berkshire’s Market Risk Disclosures.

The Black-Scholes model also incorporates volatility estimates that measure potential price changes over time. The weighted average volatility used as of December 31, 2008 was approximately 22%. The impact on fair value as of December 31, 2008 ($10.0 billion) from changes in volatility is summarized below. The values of contracts in an actual exchange are affected by market conditions and perceptions of the buyers and sellers. Actual values in an exchange may differ significantly from the values produced by any mathematical model. Dollars are in millions.

Hypothetical change in volatility (percentage points)	Hypothetical fair value
Increase 2 percentage points	$10,451
Increase 4 percentage points	10,882
Decrease 2 percentage points	9,598
Decrease 4 percentage points	9,182

Other Critical Accounting Policies

Berkshire records deferred charges with respect to liabilities assumed under retroactive reinsurance contracts. At the inception of these contracts, the deferred charges represent the difference between the consideration received and the estimated ultimate liability for unpaid losses. Deferred charges are amortized using the interest method over an estimate of the ultimate claim payment period with the periodic amortization reflected in earnings as a component of losses and loss expenses. Deferred charge balances are adjusted periodically to reflect new projections of the amount and timing of loss payments. Adjustments to these assumptions are applied retrospectively from the inception of the contract. Unamortized deferred charges were $3.9 billion at December 31, 2008. Significant changes in the estimated amount and payment timing of unpaid losses may have a significant effect on unamortized deferred charges and the amount of periodic amortization.

Berkshire’s Consolidated Balance Sheet as of December 31, 2008 includes goodwill of acquired businesses of approximately $33.8 billion. A significant amount of judgment is required in performing goodwill impairment tests. Such tests include periodically determining or reviewing the estimated fair value of Berkshire’s reporting units. There are several methods of estimating a reporting unit’s fair value, including market quotations, asset and liability fair values and other valuation techniques, such as discounted projected future net earnings or net cash flows and multiples of earnings. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then individual assets (including identifiable intangible assets) and liabilities of the reporting unit are estimated at fair value. The excess of the estimated fair value of the reporting unit over the estimated fair value of net assets would establish the implied value of goodwill. The excess of the recorded amount of goodwill over the implied value is then charged to earnings as an impairment loss.

Management’s Discussion (Continued)

Market Risk Disclosures

Berkshire’s Consolidated Balance Sheets include a substantial amount of assets and liabilities whose fair values are subject to market risks. Berkshire’s significant market risks are primarily associated with interest rates, equity prices, foreign currency exchange rates and commodity prices. During the fourth quarter of 2008, conditions in the public debt and equity markets declined significantly resulting in exceptional volatility in debt and equity prices. The impact of actions taken recently by governmental bodies in response to the current economic crisis is difficult to predict, particularly over the short term. Berkshire management believes that these extraordinary conditions are temporary and that equity prices will ultimately rise over time and that credit markets will normalize but cannot predict the timing or magnitude of a recovery. The fair values of Berkshire’s investment portfolios and its equity index put option contracts remain subject to considerable volatility, particularly over the short term. The following sections address the significant market risks associated with Berkshire’s business activities.

Interest Rate Risk

Berkshire’s regularly invests in bonds, loans or other interest rate sensitive instruments. Berkshire’s strategy is to acquire securities that are attractively priced in relation to the perceived credit risk. Management recognizes and accepts that losses may occur with respect to assets. Berkshire strives to maintain high credit ratings so that the cost of debt is minimized. Berkshire utilizes derivative products, such as interest rate swaps, to manage interest rate risks on a limited basis.

The fair values of Berkshire’s fixed maturity investments and notes payable and other borrowings will fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions. The fair values of fixed interest rate investments may be more sensitive to interest rate changes than variable rate investments.

The following table summarizes the estimated effects of hypothetical changes in interest rates on assets and liabilities that are subject to interest rate risk. It is assumed that the changes occur immediately and uniformly to each category of instrument containing interest rate risk, and that no other significant factors change that determine the value of the instrument. The hypothetical changes in interest rates do not reflect what could be deemed best or worst case scenarios. Variations in interest rates could produce significant changes in the timing of repayments due to prepayment options available. For these reasons, actual results might differ from those reflected in the table. Dollars are in millions.

		Estimated Fair Value after Hypothetical Change in Interest Rates
		(bp=basis points)
		100 bp	100 bp	200 bp	300 bp
	Fair Value	decrease	increase	increase	increase
December 31, 2008
Insurance and other businesses:
Investments in fixed maturity securities	$27,115	$27,847	$26,382	$25,685	$25,064
Notes payable and other borrowings	4,300	4,370	4,234	4,173	4,117
Finance and financial products businesses:
Investments in fixed maturity securities and loans and finance receivables	18,533	19,257	17,664	16,874	16,155
Notes payable and other borrowings	13,869	14,425	13,356	12,882	12,441
Utilities and energy businesses:
Notes payable and other borrowings	19,144	20,864	17,673	16,415	15,328

December 31, 2007
Insurance and other businesses:
Investments in fixed maturity securities	$28,515	$29,179	$27,689	$26,967	$26,318
Notes payable and other borrowings	2,709	2,757	2,666	2,628	2,593
Finance and financial products businesses:
Investments in fixed maturity securities and loans and finance receivables	15,843	16,860	14,766	13,806	12,934
Notes payable and other borrowings	12,321	12,725	11,921	11,563	11,229
Utilities and energy businesses:
Notes payable and other borrowings	19,834	21,640	18,305	17,006	15,890

Management’s Discussion (Continued)

Equity Price Risk

Historically, Berkshire has maintained large amounts of invested assets in exchange traded equity securities. Strategically, Berkshire strives to invest in businesses that possess excellent economics, with able and honest management and at sensible prices and prefers to invest a meaningful amount in each investee. Consequently, equity investments may be concentrated in relatively few investees. At December 31, 2008, 57% of the total fair value of equity investments was concentrated in four investees.

Berkshire prefers to hold equity investments for very long periods of time so management is not troubled by short-term equity price volatility with respect to its investments provided that the underlying business, economic and management characteristics of the investees remain favorable. Berkshire strives to maintain above average levels of shareholder capital to provide a margin of safety against short-term equity price volatility.

Market prices for equity securities are subject to fluctuation and consequently the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions.

Berkshire is also subject to equity price risk with respect to its equity index put option contracts. While Berkshire’s ultimate potential loss with respect to these contracts is determined from the movement of the underlying stock index between contract inception date and expiration, the change in fair value resulting from current changes in the index values are also affected by changes in other factors such as interest rates, expected dividend rates and the remaining duration of the contract. These contracts generally expire 15 to 20 years from inception and may not be settled before their respective expiration dates.

The following table summarizes Berkshire’s equity investments and derivative contract liabilities with equity price risk as of December 31, 2008 and 2007. The effects of a hypothetical 30% increase and a 30% decrease in market prices as of those dates is also shown. The selected 30% hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due both to the nature of equity markets and the aforementioned concentrations existing in Berkshire’s equity investment portfolio. Dollar amounts are in millions.

	Fair Value	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
December 31, 2008
Equity securities	$49,073	30% increase	$63,795	8.8
		30% decrease	34,351	(8.8)
Equity index put options	(10,022)	30% increase	(7,952)	1.2
		30% decrease	(12,799)	(1.7)
December 31, 2007
Equity securities	$74,999	30% increase	$97,499	12.1
		30% decrease	52,499	(12.1)
Equity index put options	(4,610)	30% increase	(3,282)	0.7
		30% decrease	(6,900)	(1.2)

Foreign Currency Risk

Berkshire generally does not use derivative contracts to hedge foreign currency price changes primarily because of the natural hedging that occurs between assets and liabilities denominated in foreign currencies in the consolidated financial statements. Financial statements of subsidiaries that do not use the U.S. Dollar as their functional currency are translated into U.S. Dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses. Adjustments resulting from translating the financial statements of these subsidiaries are reported in accumulated other comprehensive income. Foreign currency transaction gains or losses are included in earnings primarily as a result of the translation of foreign currency denominated assets and liabilities held by U.S. subsidiaries. In addition, Berkshire holds investments in major multinational companies that have significant foreign business and foreign currency risk of their own, such as the Coca-Cola Company.

Management’s Discussion (Continued)

Foreign Currency Risk (Continued)

Berkshire’s net assets subject to translation are primarily in the insurance and utilities and energy businesses, and to a lesser extent in the manufacturing and services businesses. The translation impact is somewhat offset by transaction gains or losses on net reinsurance liabilities denominated in foreign currencies of certain U.S. subsidiaries as well as the equity index put option liabilities of U.S. subsidiaries relating to contracts that would be settled in foreign currencies.

Commodity Price Risk

Berkshire, through its ownership of MidAmerican, is subject to commodity price risk. Exposures include variations in the price of wholesale electricity that is purchased and sold, fuel costs to generate electricity and natural gas supply for regulated retail gas customers. Electricity and natural gas prices are subject to wide price swings as demand responds to, among many other items, changing weather, limited storage, transmission and transportation constraints, and lack of alternative supplies from other areas. To mitigate a portion of the risk, MidAmerican uses derivative instruments, including forwards, futures, options, swaps and other over-the-counter agreements, to effectively secure future supply or sell future production at fixed prices. The settled cost of these contracts is generally recovered from customers in regulated rates. Accordingly, gains and losses associated with interim price movements on such contracts are recorded as regulatory assets or liabilities. Financial results may be negatively impacted if the costs of wholesale electricity, fuel or natural gas are higher than what is permitted to be recovered in rates. MidAmerican also uses futures, options and swap agreements to economically hedge gas and electric commodity prices for physical delivery to non-regulated customers. MidAmerican does not engage in a material amount of proprietary trading activities.

The table that follows summarizes Berkshire’s commodity price risk on energy derivative contracts of MidAmerican as of December 31, 2008 and 2007 and shows the effects of a hypothetical 10% increase and a 10% decrease in forward market prices by the expected volumes for these contracts as of that date. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios. Dollars are in millions.

	Fair Value net assets (liabilities)	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Price
December 31, 2008	$(528)	10% increase	$(474)
		10% decrease	(582)
December 31, 2007	$(263)	10% increase	$(208)
		10% decrease	(318)

FORWARD-LOOKING STATEMENTS

Investors are cautioned that certain statements contained in this document, as well as some statements in periodic press releases and some oral statements of Berkshire officials during presentations about Berkshire, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements include statements that are predictive in nature, that depend upon or refer to future events or conditions, that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or similar expressions. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Berkshire actions, which may be provided by management are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about Berkshire, economic and market factors and the industries in which Berkshire does business, among other things. These statements are not guaranties of future performance and Berkshire has no specific intention to update these statements.

Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause Berkshire’s actual performance and future events and actions to differ materially from such forward-looking statements, include, but are not limited to, changes in market prices of Berkshire’s investments in fixed maturity and equity securities, losses realized from derivative contracts, the occurrence of one or more catastrophic events, such as an earthquake, hurricane or an act of terrorism that causes losses insured by Berkshire’s insurance subsidiaries, changes in insurance laws or regulations, changes in Federal income tax laws, and changes in general economic and market factors that affect the prices of securities or the industries in which Berkshire and its affiliates do business.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

See “Market Risk Disclosures” contained in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Management’s Report on Internal Control Over Financial Reporting

Management of Berkshire Hathaway Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Deloitte &

Touche LLP, an independent registered public accounting firm, as stated in their report which appears on the following page.

Berkshire Hathaway Inc.

February 27, 2009

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Berkshire Hathaway Inc.

We have audited the accompanying consolidated balance sheets of Berkshire Hathaway Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of earnings, cash flows and changes in shareholders’ equity and comprehensive income for each of the three years in the period ended December 31, 2008. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Berkshire Hathaway Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

DELOITTE & TOUCHE LLP

Omaha, Nebraska

February 27, 2009

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions except per share amounts)

	December 31,
	2008	2007
ASSETS
Insurance and Other:
Cash and cash equivalents	$24,302	$37,703
Investments:
Fixed maturity securities	27,115	28,515
Equity securities	49,073	74,999
Other	21,535	—
Loans and receivables	14,925	13,157
Inventories	7,500	5,793
Property, plant, equipment and assets held for lease	16,703	9,969
Goodwill	27,477	26,306
Deferred charges reinsurance assumed	3,923	3,987
Other	9,334	7,797

	201,887	208,226

Utilities and Energy:
Cash and cash equivalents	280	1,178
Property, plant and equipment	28,454	26,221
Goodwill	5,280	5,543
Other	7,556	6,246

	41,570	39,188

Finance and Financial Products:
Cash and cash equivalents	957	5,448
Investments in fixed maturity securities	4,517	3,056
Loans and finance receivables	13,942	12,359
Goodwill	1,024	1,013
Other	3,502	3,870

	23,942	25,746

	$267,399	$273,160

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Losses and loss adjustment expenses	$56,620	$56,002
Unearned premiums	7,861	6,680
Life and health insurance benefits	3,619	3,804
Other policyholder liabilities	3,243	4,089
Accounts payable, accruals and other liabilities	11,744	10,672
Notes payable and other borrowings	4,349	2,680

	87,436	83,927

Utilities and Energy:
Accounts payable, accruals and other liabilities	6,303	6,043
Notes payable and other borrowings	19,145	19,002

	25,448	25,045

Finance and Financial Products:
Accounts payable, accruals and other liabilities	2,656	2,931
Derivative contract liabilities	14,612	6,887
Notes payable and other borrowings	13,388	12,144

	30,656	21,962

Income taxes, principally deferred	10,280	18,825

Total liabilities	153,820	149,759

Minority shareholders’ interests	4,312	2,668

Shareholders’ equity:
Common stock: Class A, $5 par value; Class B, $0.1667 par value	8	8
Capital in excess of par value	27,133	26,952
Accumulated other comprehensive income	3,954	21,620
Retained earnings	78,172	72,153

Total shareholders’ equity	109,267	120,733

	$267,399	$273,160

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in millions except per share amounts)

	Year Ended December 31,
	2008	2007	2006
Revenues:
Insurance and Other:
Insurance premiums earned	$25,525	$31,783	$23,964
Sales and service revenues	65,854	58,243	51,803
Interest, dividend and other investment income	4,966	4,979	4,382
Investment gains/losses	(647)	5,405	1,697

	95,698	100,410	81,846

Utilities and Energy:
Operating revenues	12,668	12,376	10,301
Other	1,303	252	343

	13,971	12,628	10,644

Finance and Financial Products:
Interest income	1,790	1,717	1,610
Investment gains/losses	7	193	114
Derivative gains/losses	(6,821)	(89)	824
Other	3,141	3,386	3,501

	(1,883)	5,207	6,049

	107,786	118,245	98,539

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	16,259	21,010	13,068
Life and health insurance benefits	1,840	1,786	1,618
Insurance underwriting expenses	4,634	5,613	5,440
Cost of sales and services	54,103	47,477	42,416
Selling, general and administrative expenses	8,052	7,098	5,932
Interest expense	156	164	195

	85,044	83,148	68,669

Utilities and Energy:
Cost of sales and operating expenses	9,840	9,696	8,189
Interest expense	1,168	1,158	979

	11,008	10,854	9,168

Finance and Financial Products:
Interest expense	639	588	550
Other	3,521	3,494	3,374

	4,160	4,082	3,924

	100,212	98,084	81,761

Earnings before income taxes and minority interests	7,574	20,161	16,778
Income taxes	1,978	6,594	5,505
Minority shareholders’ interests	602	354	258

Net earnings	$4,994	$13,213	$11,015

Average common shares outstanding *	1,548,960	1,545,751	1,541,807
Net earnings per common share *	$3,224	$8,548	$7,144

*	Average shares outstanding include average Class A common shares and average Class B common shares determined on an equivalent Class A common stock basis. Net earnings per common share shown above represents net earnings per equivalent Class A common share. Net earnings per Class B common share is equal to one-thirtieth (1/30) of such amount or $107 per share for 2008, $285 per share for 2007 and $238 per share for 2006.

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net earnings	$4,994	$13,213	$11,015
Adjustments to reconcile net earnings to operating cash flows:
Investment (gains) losses	640	(5,598)	(1,811)
Depreciation	2,810	2,407	2,066
Minority interests	602	354	258
Other	(1,248)	(268)	(627)
Changes in operating assets and liabilities before business acquisitions:
Losses and loss adjustment expenses	1,466	(1,164)	(2,704)
Deferred charges reinsurance assumed	64	196	424
Unearned premiums	1,311	(713)	637
Receivables and originated loans	(2,222)	(977)	(59)
Derivative contract assets and liabilities	7,827	2,938	(563)
Income taxes	(2,057)	553	303
Other assets and liabilities	(2,935)	1,609	1,256

Net cash flows from operating activities	11,252	12,550	10,195

Cash flows from investing activities:
Purchases of fixed maturity securities	(35,615)	(13,394)	(7,747)
Purchases of equity securities	(10,140)	(19,111)	(9,173)
Purchases of other investments	(14,452)	—	—
Sales of fixed maturity securities	14,796	7,821	1,818
Redemptions and maturities of fixed maturity securities	18,550	9,158	10,313
Sales of equity securities	6,840	8,054	3,778
Purchases of loans and finance receivables	(1,446)	(1,008)	(365)
Principal collections on loans and finance receivables	740	1,229	985
Acquisitions of businesses, net of cash acquired	(6,050)	(1,602)	(10,132)
Purchases of property, plant and equipment and assets held for lease	(6,138)	(5,373)	(4,571)
Other	849	798	1,017

Net cash flows from investing activities	(32,066)	(13,428)	(14,077)

Cash flows from financing activities:
Proceeds from borrowings of finance businesses	5,195	1,153	1,280
Proceeds from borrowings of utilities and energy businesses	2,147	3,538	2,417
Proceeds from other borrowings	134	121	215
Repayments of borrowings of finance businesses	(3,861)	(1,093)	(244)
Repayments of borrowings of utilities and energy businesses	(2,147)	(1,149)	(516)
Repayments of other borrowings	(233)	(995)	(991)
Changes in short term borrowings	1,183	(596)	245
Other	(132)	387	84

Net cash flows from financing activities	2,286	1,366	2,490

Effects of foreign currency exchange rate changes	(262)	98	117

Increase (decrease) in cash and cash equivalents	(18,790)	586	(1,275)
Cash and cash equivalents at beginning of year	44,329	43,743	45,018

Cash and cash equivalents at end of year *	$25,539	$44,329	$43,743

* Cash and cash equivalents at end of year are comprised of the following:
Insurance and Other	$24,302	$37,703	$37,977
Utilities and Energy	280	1,178	343
Finance and Financial Products	957	5,448	5,423

	$25,539	$44,329	$43,743

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(dollars in millions)

	Year Ended December 31,
	2008	2007	2006
Class A & B Common Stock
Balance at beginning and end of year	$8	$8	$8

Capital in Excess of Par Value
Balance at beginning of year	$26,952	$26,522	$26,399
Issuance of Class A and B shares	181	430	123

Balance at end of year	$27,133	$26,952	$26,522

Retained Earnings
Balance at beginning of year	$72,153	$58,912	$47,717
Adoption of new accounting pronouncements	—	28	180
Net earnings	4,994	13,213	11,015

	77,147	72,153	58,912
Adoption of equity method	1,025	—	—

Balance at end of year	$78,172	$72,153	$58,912

Accumulated Other Comprehensive Income
Unrealized appreciation of investments	$(23,342)	$2,523	$9,278
Applicable income taxes	8,257	(872)	(3,246)
Reclassification adjustment of investment appreciation included in net earnings	895	(5,494)	(1,646)
Applicable income taxes	(313)	1,923	576
Foreign currency translation adjustments	(2,140)	456	603
Applicable income taxes	118	(26)	1
Prior service cost and actuarial gains/losses of defined benefit plans	(1,071)	257	563
Applicable income taxes	389	(102)	(196)
Other, including minority interests	(60)	(22)	(13)

Other comprehensive income	(17,267)	(1,357)	5,920
Accumulated other comprehensive income at beginning of year	21,620	22,977	17,360
Adoption of equity method	(399)	—	—
Adoption of SFAS 158	—	—	(303)

Accumulated other comprehensive income at end of year	$3,954	$21,620	$22,977

Comprehensive Income
Net earnings	$4,994	$13,213	$11,015
Other comprehensive income	(17,267)	(1,357)	5,920

Total comprehensive income	$(12,273)	$11,856	$16,935

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

(1)	Significant accounting policies and practices

(a)	Nature of operations and basis of consolidation

Berkshire Hathaway Inc. (“Berkshire” or “Company”) is a holding company owning subsidiaries engaged in a number of diverse business activities, including property and casualty insurance and reinsurance, utilities and energy, finance, manufacturing, service and retailing. Further information regarding these businesses and Berkshire’s reportable business segments is contained in Note 21. Berkshire consummated a number of business acquisitions over the past three years which are discussed in Note 2.

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

(b)	Use of estimates in preparation of financial statements

The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. In particular, estimates of unpaid losses and loss adjustment expenses and related recoverables under reinsurance for property and casualty insurance are subject to considerable estimation error due to the inherent uncertainty in projecting ultimate claim amounts that will be settled over many years. In addition, estimates and assumptions associated with the amortization of deferred charges reinsurance assumed, determinations of fair value of certain financial instruments and the determinations of goodwill impairments require considerable judgment by management. Actual results may differ from the estimates used in preparing the Consolidated Financial Statements.

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

Berkshire utilizes the equity method of accounting with respect to investments when it has the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. The ability to exercise

Notes to Consolidated Financial Statements (Continued)

(1)	Significant accounting policies and practices (Continued)
(d)	Investments (Continued)

significant influence is presumed when an investor possesses more than 20% of the voting interests of the investee. This presumption may be overcome based on specific facts and circumstances that demonstrate that the ability to exercise significant influence is restricted. Berkshire applies the equity method to investments in common stock and to other investments when such other investments possess substantially identical subordinated interests to common stock. In applying the equity method with respect to investments previously accounted for at cost or fair value, the carrying value of the investment is adjusted on a step-by-step basis as if the equity method had been applied from the time the investment was first acquired.

In applying the equity method, Berkshire records the investment at cost and subsequently increases or decreases the investment by its proportionate share of the net earnings or losses and other comprehensive income of the investee. Dividends or other equity distributions are recorded as reductions in the carrying value of the investment. In the event that net losses of the investee have reduced the equity method investment to zero, additional net losses may be recorded if other investments in the investee are at-risk, even if Berkshire has not committed to provide financial support to the investee. Such additional equity method losses, if any, are based upon the change in Berkshire’s claim on the investee’s book value.

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

Cash collateral received from or paid to counterparties to secure derivative contract assets or liabilities is included in other liabilities or assets of finance and financial products businesses in the Consolidated Balance Sheets. Securities received from counterparties as collateral are not recorded as assets and securities delivered to counterparties as collateral continue to be reflected as assets in the Consolidated Balance Sheets.

(g)	Fair value measurements

As defined under SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), fair value is the price that would be received to sell an asset or paid to transfer a liability between market participants in the principal market or in the most advantageous market when no principal market exists. Market participants are assumed to be independent, knowledgeable, able and willing to transact an exchange and not under duress. Nonperformance or credit risk is considered when determining the fair value of liabilities. Considerable judgment may be required in interpreting market data used to develop the estimates of fair value. Accordingly, estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized in a current or future market exchange.

(h)	Inventories

Inventories consist of manufactured goods and purchased goods acquired for resale. Manufactured inventory costs include raw materials, direct and indirect labor and factory overhead. Inventories are stated at the lower of cost or

Notes to Consolidated Financial Statements (Continued)

(1)	Significant accounting policies and practices (Continued)
(h)	Inventories (Continued)

market. As of December 31, 2008, approximately 40% of the total inventory cost was determined using the last-in-first-out (“LIFO”) method, 35% using the first-in-first-out (“FIFO”) method, with the remainder using the specific identification method and average cost methods. With respect to inventories carried at LIFO cost, the aggregate difference in value between LIFO cost and cost determined under FIFO methods was $607 million and $331 million as of December 31, 2008 and 2007, respectively.

(i)	Property, plant and equipment and assets held for lease

Additions to property, plant and equipment and assets held for lease are recorded at cost. The cost of major additions and betterments are capitalized, while replacements, maintenance and repairs that do not improve or extend the useful lives of the related assets are expensed as incurred. Interest over the construction period is capitalized as a component of cost of constructed assets. In addition, the cost of constructed assets of certain domestic regulated utility and energy subsidiaries that are subject to SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation” (“SFAS 71”) includes the capitalization of the estimated cost of capital incurred during the construction period. Also see Note 1(o).

Depreciation is provided principally on the straight-line method over estimated useful lives. Depreciation of assets of certain regulated utility and energy subsidiaries is provided over recovery periods based on composite asset class lives as agreed to by regulators.

Property, plant and equipment and assets held for lease are evaluated for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable or the assets meet the criteria of held for sale. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated discounted present value of the expected future cash flows from using the asset. Impairment losses are reflected in the Consolidated Statements of Earnings, except with respect to impairments of assets of certain domestic regulated utility and energy subsidiaries where losses are offset by the establishment of a regulatory asset to the extent recovery in future rates is probable.

(j)	Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business acquisitions. Goodwill is evaluated for impairment at least annually. Evaluating goodwill for impairment involves a two-step process. The first step is to estimate the fair value of the reporting unit. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, a second step is performed. Under the second step, the identifiable assets, including identifiable intangible assets, and liabilities of the reporting unit are estimated at fair value as of the current testing date. The excess of the estimated fair value of the reporting unit over the estimated fair value of net assets establishes the implied value of goodwill. The excess of the recorded goodwill over the implied value is charged to earnings as an impairment loss. A significant amount of judgment is required in estimating the fair value of the reporting unit and performing goodwill impairment tests.

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

Notes to Consolidated Financial Statements (Continued)

(1)	Significant accounting policies and practices (Continued)
(k)	Revenue recognition (Continued)

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

Operating revenue of utilities and energy businesses resulting from the distribution and sale of natural gas and electricity to customers is recognized when the service is rendered or the energy is delivered. Amounts recognized include unbilled as well as billed amounts. Rates charged are generally subject to Federal and state regulation or established under contractual arrangements. When preliminary rates are permitted to be billed prior to final approval by the applicable regulator, certain revenue collected may be subject to refund and a liability for estimated refunds is accrued.

(l)	Losses and loss adjustment expenses

Liabilities for unpaid losses and loss adjustment expenses represent estimated claim and claim settlement costs of property/casualty insurance and reinsurance contracts with respect to losses that have occurred as of the balance sheet date. The liabilities for losses and loss adjustment expenses are recorded at the estimated ultimate payment amounts, except that amounts arising from certain workers’ compensation reinsurance business are discounted as discussed below. Estimated ultimate payment amounts are based upon (1) individual case estimates, (2) reports of losses from policyholders and (3) estimates of incurred but not reported losses.

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

The excess of estimated liabilities for claims and claim costs over the consideration received with respect to retroactive property and casualty reinsurance contracts that provide for indemnification of insurance risk is established as deferred charges at inception of such contracts. The deferred charges are subsequently amortized using the interest method over the expected claim settlement periods. Changes to the estimated timing or amount of loss payments produce changes in periodic amortization. Such changes in estimates are determined retrospectively and are included in insurance losses and loss adjustment expenses in the period of the change.

(n)	Insurance premium acquisition costs

Costs that vary with and are related to the issuance of insurance policies are deferred, subject to ultimate recoverability, and are charged to underwriting expenses as the related premiums are earned. Acquisition costs consist of commissions, premium taxes, advertising and other underwriting costs. The recoverability of premium acquisition costs generally reflects anticipation of investment income. The unamortized balances of deferred premium acquisition costs are included in other assets and were $1,698 million and $1,519 million at December 31, 2008 and 2007, respectively.

Notes to Consolidated Financial Statements (Continued)

(1)	Significant accounting policies and practices (Continued)

(o)	Regulated utilities and energy businesses

Certain domestic energy subsidiaries prepare their financial statements in accordance with SFAS 71, reflecting the economic effects from the ability to recover certain costs from customers and the requirement to return revenues to customers in the future through the regulated rate-setting process. Accordingly, certain costs are deferred as regulatory assets and obligations are accrued as regulatory liabilities which will be amortized over various future periods. At December 31, 2008, the Consolidated Balance Sheet includes $2,156 million in regulatory assets and $1,506 million in regulatory liabilities. At December 31, 2007, the Consolidated Balance Sheet includes $1,503 million in regulatory assets and $1,629 million in regulatory liabilities. Regulatory assets and liabilities are components of other assets and other liabilities of utilities and energy businesses.

Management continually assesses whether the regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes, recent rate orders received by other regulated entities and the status of any pending or potential legislation. If future recovery of costs ceases to be probable, the amount no longer probable of recovery is charged to earnings.

(p)	Foreign currency

The accounts of foreign-based subsidiaries are measured in most instances using the local currency of the subsidiary as the functional currency. Revenues and expenses of these businesses are generally translated into U.S. Dollars at the average exchange rate for the period. Assets and liabilities are translated at the exchange rate as of the end of the reporting period. Gains or losses from translating the financial statements of foreign-based operations are included in shareholders’ equity as a component of accumulated other comprehensive income. Gains and losses arising from transactions denominated in a currency other than the functional currency of Berkshire or the applicable subsidiary of Berkshire are included in the Consolidated Statements of Earnings except that gains or losses associated with available-for-sale securities are included as a component of other comprehensive income.

(q)	Income taxes

Berkshire and eligible subsidiaries file a consolidated Federal income tax return in the United States. In addition, Berkshire and subsidiaries also file income tax returns in state, local and foreign jurisdictions as applicable. Provisions for current income tax liabilities are calculated and accrued on income and expense amounts expected to be included in the income tax returns for the current year.

Deferred income taxes are calculated under the liability method. Deferred income tax assets and liabilities are based on differences between the financial statement and tax bases of assets and liabilities at the current enacted tax rates. Changes in deferred income tax assets and liabilities that are associated with components of other comprehensive income are charged or credited directly to other comprehensive income. Otherwise, changes in deferred income tax assets and liabilities are included as a component of income tax expense. Changes in deferred income tax assets and liabilities attributable to changes in enacted tax rates are charged or credited to income tax expense in the period of enactment. Valuation allowances are established for certain deferred tax assets where realization is not likely.

Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions are judged to not meet the “more-likely-than-not” threshold based on the technical merits of the positions. Estimated interest and penalties related to uncertain tax positions are included as a component of income tax expense.

(r)	Accounting pronouncements adopted in 2008 and 2007

Effective January 1, 2008, Berkshire adopted the provisions of SFAS 157 with respect to fair value measurements of financial assets and liabilities. In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”), which was effective upon issuance. FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active. The effect of adopting SFAS 157 was not material to Berkshire’s Consolidated Financial Statements.

Effective January 1, 2008, Berkshire adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to elect to measure financial instruments and certain other items at fair value. Upon adoption of SFAS

Notes to Consolidated Financial Statements (Continued)

(1)	Significant accounting policies and practices (Continued)
(r)	Accounting pronouncements adopted in 2008 and 2007 (Continued)

159, an entity may elect the fair value option for eligible items that existed at the adoption date. Berkshire did not elect the fair value option for any eligible items.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4 “Disclosures about Derivatives and Certain Guarantees” (“FSP FAS 133-1”), which requires sellers of credit derivatives to disclose additional information about credit derivatives and is effective for periods ending after November 15, 2008. The adoption of FSP FAS 133-1 had no material impact on Berkshire’s Consolidated Financial Statements.

Effective January 1, 2007, Berkshire adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). Under FIN 48, a tax position taken is recognized if it is determined that the position will “more-likely-than-not” be sustained upon examination by a taxing authority. FIN 48 also establishes measurement guidance with respect to positions that have met the recognition threshold. The cumulative effect of adoption of FIN 48 was a decrease of $24 million in retained earnings.

Effective January 1, 2007, Berkshire adopted FASB Staff Position No. AUG AIR-1 “Accounting for Planned Major Maintenance Activities” (“AUG AIR-1”). AUG AIR-1 prohibits the accrual of liabilities in periods before the maintenance is performed. Berkshire elected to use the direct expense method where maintenance costs are expensed as incurred. Previously, certain maintenance costs related to the fractional aircraft ownership business were accrued in advance. The cumulative effect of this accounting change of $52 million was recorded as an increase in retained earnings.

(s)	Accounting pronouncements to be adopted in the future

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R changes the accounting model for business combinations from a cost allocation standard to a standard that provides, with limited exceptions, for the recognition at fair value of all identifiable assets and liabilities (including contingent assets and liabilities) of the business acquired, regardless of whether 100% or a lesser controlling interest of the business is acquired. SFAS 141R defines the acquisition date of a business acquisition as the date on which control is achieved (generally the closing date of the acquisition). SFAS 141R also provides that acquisition costs are expensed when incurred and expands disclosures. SFAS 141R is effective for Berkshire with respect to business acquisitions completed after December 31, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for non-controlling interests in consolidated subsidiaries (formerly “minority interests”). SFAS 160 also amends certain consolidation procedures for consistency with SFAS 141R. Under SFAS 160, non-controlling interests are reported in the consolidated balance sheet as a separate component of shareholders’ equity. Changes in ownership interests where the parent retains a controlling interest are to be reported as transactions affecting shareholders’ equity. Prior to the effective date of SFAS 160, such transactions were reported as additional investment purchases (potentially resulting in recognition of additional assets) or as sales (potentially resulting in realized gains or losses). SFAS 160 is effective for Berkshire as of January 1, 2009. When adopted, SFAS 160 is applied prospectively except that the presentation and disclosure requirements are applied retrospectively for all periods presented.

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

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS 163”). SFAS 163 clarifies accounting standards applicable to financial guarantee insurance contracts and specifies certain disclosures. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, except certain disclosures were effective for periods beginning after June 30, 2008.

Berkshire is continuing to evaluate the impact that these new accounting standards will have on its consolidated financial statements but currently does not anticipate that the adoption of these accounting pronouncements will have a material effect on its consolidated financial position.

Notes to Consolidated Financial Statements (Continued)

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

On March 30, 2007, Berkshire acquired TTI, Inc., a privately held electronic components distributor headquartered in Fort Worth, Texas. TTI, Inc. is a leading distributor specialist of passive, interconnect and electromechanical components. Effective April 1, 2007, Berkshire acquired the intimate apparel business of VF Corporation. Berkshire also acquired several other relatively smaller businesses during 2007. Consideration paid for all businesses acquired in 2007 was approximately $1.6 billion.

On March 18, 2008, Berkshire acquired 60% of Marmon Holdings, Inc. (“Marmon”), a private company owned by trusts for the benefit of members of the Pritzker Family of Chicago, for $4.5 billion. In the second quarter of 2008, Berkshire acquired additional shares and currently owns 63.6% of Marmon. Under the terms of the purchase agreement, Berkshire will acquire the remaining minority interests in Marmon between 2011 and 2014 for consideration to be based on the future earnings of Marmon. Berkshire also acquired several other relatively small businesses during 2008. Consideration paid for all businesses acquired in 2008 was approximately $6.1 billion.

Marmon consists of approximately 130 manufacturing and service businesses that operate independently within eleven diverse business sectors. These sectors are: Engineered Wire & Cable, serving energy related markets, residential and non-residential construction and other industries; Building Wire, producing copper electrical wiring for residential, commercial and industrial buildings; Transportation Services & Engineered Products, including railroad tank cars and intermodal tank containers; Highway Technologies, primarily serving the heavy-duty highway transportation industry; Distribution Services for specialty pipe and steel tubing; Flow Products, producing a variety of metal products and materials for the plumbing, HVAC/R, construction and industrial markets; Industrial Products, including metal fasteners, safety products and metal fabrication; Construction Services, providing the leasing and operation of mobile cranes primarily to the energy, mining and petrochemical markets; Water Treatment equipment for residential, commercial and industrial applications; Retail Store Fixtures, providing store fixtures and accessories for major retailers worldwide; and Food Service Equipment, providing food preparation equipment and shopping carts for restaurants and retailers worldwide. Marmon operates more than 250 manufacturing, distribution and service facilities, primarily in North America, Europe and China. The Marmon purchase price allocation is summarized below (in millions).

Assets:		Liabilities and net assets acquired:
Cash and cash equivalents	$217	Accounts payable and other liabilities	$1,040
Accounts receivable	970	Notes payable and other borrowings	1,071
Inventories	855	Income taxes, principally deferred	1,733
Property, plant and equipment and leased assets	6,280	Minority shareholders’ interest	1,568
Other, primarily goodwill and intangible assets	1,875	Net assets acquired	4,785

	$10,197		$10,197

Notes to Consolidated Financial Statements (Continued)

(2)	Significant business acquisitions (Continued)

The results of operations for each of these businesses are included in Berkshire’s consolidated results from the effective date of each acquisition. The following table sets forth certain unaudited pro forma consolidated earnings data for 2008 and 2007, as if each acquisition occurring during 2008 and 2007 was consummated on the same terms at the beginning of each year. Amounts are in millions, except earnings per share.

	2008	2007
Total revenues	$109,180	$125,904
Net earnings	5,098	13,326
Earnings per equivalent Class A common share	3,291	8,621

(3)	Investments in fixed maturity securities

Investments in securities with fixed maturities as of December 31, 2008 and 2007 are shown below (in millions).

	Amortized Cost	Unrealized Gains	Unrealized Losses *	Fair Value
2008
Insurance and other:
U.S. Treasury, U.S. government corporations and agencies	$2,100	$123	$(2)	$2,221
States, municipalities and political subdivisions	3,192	242	(5)	3,429
Foreign governments	9,106	343	(59)	9,390
Corporate bonds and redeemable preferred stocks	10,230	373	(1,500)	9,103
Mortgage-backed securities	2,990	70	(88)	2,972

	$27,618	$1,151	$(1,654)	$27,115

Finance and financial products:
U.S. Treasury, U.S. government corporations and agencies	$7	$—	$—	$7
States, municipalities and political subdivisions	1,312	—	—	1,312
Corporate bonds	568	21	(68)	521
Mortgage-backed securities	2,410	268	(1)	2,677

	$4,297	$289	$(69)	$4,517

2007
Insurance and other:
U.S. Treasury, U.S. government corporations and agencies	$3,487	$59	$—	$3,546
States, municipalities and political subdivisions	2,120	107	(3)	2,224
Foreign governments	9,529	76	(47)	9,558
Corporate bonds and redeemable preferred stocks	8,400	1,187	(48)	9,539
Mortgage-backed securities	3,597	62	(11)	3,648

	$27,133	$1,491	$(109)	$28,515

Finance and financial products:
Corporate bonds	$420	$63	$—	$483
Mortgage-backed securities	2,521	228	(1)	2,748

	$2,941	$291	$(1)	$3,231

*	Includes gross unrealized losses of $176 million at December 31, 2008 and $60 million at December 31, 2007 related to securities that have been in an unrealized loss position for 12 months or more.

As of December 31, 2008, fixed maturity investments included approximately $2.7 billion (Insurance and other — $1.4 billion and Finance and financial products — $1.3 billion) of investment grade auction rate bonds and variable rate demand notes issued by various municipalities and political subdivisions. The interest rates are periodically reset at up to 35 day intervals. While substantially all of these securities are insured by third parties, acquisitions were limited to securities where Berkshire concluded that the underlying credit of the issuers was good without the benefit of an insurer’s guarantee.

Notes to Consolidated Financial Statements (Continued)

(3)	Investments in fixed maturity securities (Continued)

Approximately 65% of these securities were rated A or higher without the benefit of an insurer guarantee (and approximately 54% of the remaining securities were not rated on an underlying basis). Berkshire held no investments in these securities as of December 31, 2007.

The amortized cost and estimated fair values of securities with fixed maturities at December 31, 2008 are summarized below by contractual maturity dates. Actual maturities will differ from contractual maturities because issuers of certain of the securities retain early call or prepayment rights. Amounts are in millions.

	Due 2009	Due 2010 – 2013	Due 2014 – 2018	Due after 2018	Mortgage-backed securities	Total
Amortized cost	$4,027	$13,239	$4,808	$4,441	$5,400	$31,915
Fair value	4,091	13,373	3,822	4,697	5,649	31,632

(4)	Investments in equity securities

Investments in equity securities are summarized below (in millions).

	2008	2007
Cost	$40,140	$44,695
Gross unrealized gains	14,782	31,289
Gross unrealized losses *	(5,849)	(985)

Fair value	$49,073	$74,999

*	Substantially all of the gross unrealized losses pertain to security positions that have been held for less than 12 months.

(5)	Other Investments

A summary of other investments as of December 31, 2008 follows (in millions).

	Cost	Unrealized Gain	Fair Value	Carrying Value
Other fixed maturity and equity investments	$14,452	$36	$14,488	$14,675
Equity method investments	5,919	352	6,271	6,860

	$20,371	$388	$20,759	$21,535

During 2008, Berkshire acquired newly issued equity and debt instruments issued by Wm. Wrigley Jr. Company (“Wrigley”), The Goldman Sachs Group, Inc. (“GS”) and The General Electric Company (“GE”). These securities are reflected in other fixed maturity and equity investments in the preceding table. In addition, Berkshire adopted the equity method with respect to its investments in Burlington Northern Santa Fe Corporation (“BNSF”) and Moody’s Corporation (“Moody’s”).

On October 6, 2008, Berkshire acquired $4.4 billion par amount of 11.45% subordinated notes due 2018 of Wrigley (“Wrigley Notes”) and $2.1 billion of preferred stock of Wrigley (“Wrigley Preferred”). The Wrigley Notes and Wrigley Preferred were acquired in connection with Mars, Incorporated’s acquisition of Wrigley. Berkshire may not transfer, sell or assign the Wrigley Notes or Wrigley Preferred to third parties. Berkshire has classified the Wrigley Notes as “held-to-maturity” and accordingly is carrying the Wrigley Notes at cost. Dividends are payable on the Wrigley Preferred at a rate of 5% per annum. The Wrigley Preferred is subject to certain put and call arrangements in 2016 and annually beginning in 2021. The redemption amount of the Wrigley Preferred is based upon the future earnings of Wrigley.

On October 1, 2008, Berkshire acquired 50,000 shares of 10% Cumulative Perpetual Preferred Stock of GS (“GS Preferred”) and Warrants to purchase 43,478,260 shares of common stock of GS (“GS Warrants”) for an aggregate cost of $5 billion. The GS Preferred may be redeemed at any time by GS at a price of $110,000 per share ($5.5 billion in aggregate). The GS Warrants expire in 2013 and can be exercised for an aggregate cost of $5 billion ($115/share).

Notes to Consolidated Financial Statements (Continued)

(5)	Other Investments (Continued)

On October 16, 2008, Berkshire acquired 30,000 shares of 10% Cumulative Perpetual Preferred Stock of GE (“GE Preferred”) and Warrants to purchase 134,831,460 shares of common stock of GE (“GE Warrants”) for an aggregate cost of $3 billion. The GE Preferred may be redeemed beginning in October 2011 by GE at a price of $110,000 per share ($3.3 billion in aggregate). The GE Warrants expire in 2013 and can be exercised for an aggregate cost of $3 billion ($22.25/share).

Berkshire began acquiring common shares of BNSF in 2006 and prior to December 31, 2008 accounted for this investment as an available-for-sale equity security recorded in the financial statements at fair value. During the fourth quarter of 2008, Berkshire acquired additional shares of BNSF common stock and increased its economic and voting interest to 20.7% (70.1 million shares) as of December 31, 2008. Accordingly, as of December 31, 2008, Berkshire adopted the equity method of accounting with respect to this investment.

Berkshire has owned 48 million shares of Moody’s common stock since 2000. Prior to December 31, 2008, this investment was accounted for as an available-for-sale equity security recorded in the financial statements at fair value. Over the last several years, Berkshire’s voting and economic interest has steadily increased due to share repurchases by Moody’s and as of December 31, 2008, Berkshire’s voting and economic interest was 20.4%. Accordingly, as of December 31, 2008, Berkshire adopted the equity method of accounting with respect to this investment.

The cumulative effect of adopting the equity method with respect to the investments in Moody’s and BNSF was recorded in the financial statements as of December 31, 2008 and prior years’ financial statements have not been restated. As a result of adopting the equity method, Berkshire’s shareholders’ equity increased by $626 million as compared to the amount that would have been recorded had these investments continued to be recorded at fair value.

As of December 31, 2008, Berkshire’s equity in net assets of BNSF and Moody’s was $2,106 million and the excess of Berkshire’s carrying value over its equity in net assets of BNSF and Moody’s was $4,754 million. BNSF is engaged primarily in the freight rail transportation business and operates one of the largest North American rail networks with about 32,000 route miles in 28 states and two Canadian provinces. BNSF transports coal and a wide range of consumer, industrial and agricultural products. Moody’s is a provider of credit ratings and related research, data and analytical tools, quantitative credit risk measures, risk scoring software and credit portfolio management solutions. Berkshire does not engage in significant business transactions with BNSF or Moody’s. However, Berkshire has periodically engaged Moody’s to provide credit ratings in connection with debt issuances by Berkshire and certain subsidiaries.

(6)	Investment gains/losses

Investment gains/losses are summarized below (in millions).

	2008	2007	2006
Fixed maturity securities —
Gross gains from sales and other disposals	$212	$657	$279
Gross losses from sales and other disposals	(20)	(35)	(9)
Equity securities —
Gross gains from sales and other disposals	1,256	4,880	1,562
Gross losses from sales	(530)	(7)	(44)
Losses from other-than-temporary impairments	(1,813)	—	(142)
Other	255	103	165

	$(640)	$5,598	$1,811

Net investment gains/losses are reflected in the Consolidated Statements of Earnings as follows.

Insurance and other	$(647)	$5,405	$1,697
Finance and financial products	7	193	114

	$(640)	$5,598	$1,811

Notes to Consolidated Financial Statements (Continued)

(7)	Loans and receivables

Loans and receivables of insurance and other businesses are comprised of the following (in millions).

	2008	2007
Insurance premiums receivable	$4,961	$4,215
Reinsurance recoverables	3,235	3,171
Trade and other receivables	7,141	6,179
Allowances for uncollectible accounts	(412)	(408)

	$14,925	$13,157

Loans and finance receivables of finance and financial products businesses are comprised of the following (in millions).

	2008	2007
Consumer installment loans and finance receivables	$13,190	$11,506
Commercial loans and finance receivables	1,050	1,003
Allowances for uncollectible loans	(298)	(150)

	$13,942	$12,359

Allowances for uncollectible loans primarily relate to consumer installment loans. Provisions for consumer loan losses were $305 million in 2008 and $176 million in 2007. Loan charge-offs were $215 million in 2008 and $197 million in 2007. Consumer loan amounts are net of acquisition discounts of $684 million at December 31, 2008 and $452 million at December 31, 2007.

(8)	Inventories

Inventories are comprised of the following (in millions).

	2008	2007
Raw materials	$1,161	$897
Work in process and other	607	479
Finished manufactured goods	2,580	1,781
Purchased goods	3,152	2,636

	$7,500	$5,793

(9)	Goodwill

A reconciliation of the change in the carrying value of goodwill for 2008 and 2007 is as follows (in millions).

	2008	2007
Balance at beginning of year	$32,862	$32,238
Acquisitions of businesses and other	919	624

Balance at end of year	$33,781	$32,862

Notes to Consolidated Financial Statements (Continued)

(10)	Property, plant, equipment and assets held for lease

Property, plant, equipment and assets held for lease of insurance and other businesses is comprised of the following (in millions).

	Ranges of estimated useful life	2008	2007
Land	—	$751	$607
Buildings and improvements	3 – 40 years	4,351	3,611
Machinery and equipment	3 – 25 years	11,009	9,507
Furniture, fixtures and other	3 – 20 years	1,856	1,670
Assets held for lease	12 – 30 years	5,311	—

		23,278	15,395
Accumulated depreciation		(6,575)	(5,426)

		$16,703	$9,969

Assets held for lease consist primarily of railroad tank cars, intermodal tank containers and other equipment in the transportation and equipment services businesses of Marmon, which were acquired by Berkshire in March 2008. As of December 31, 2008, the minimum future lease rentals to be received on the equipment lease fleet (including rail cars leased from others) were as follows (in millions): 2009 – $660; 2010 – $528; 2011 – $392; 2012 – $281; 2013 – $181; and thereafter – $384.

Property, plant and equipment of utilities and energy businesses is comprised of the following (in millions).

	Ranges of estimated useful life	2008	2007
Utility generation, distribution and transmission system	5 – 85 years	$32,795	$30,369
Interstate pipeline assets	3 – 67 years	5,649	5,484
Independent power plants and other assets	3 – 30 years	1,228	1,330
Construction in progress	—	1,668	1,745

		41,340	38,928
Accumulated depreciation		(12,886)	(12,707)

		$28,454	$26,221

The utility generation, distribution and transmission system and interstate pipeline assets are the regulated assets of public utility and natural gas pipeline subsidiaries. At December 31, 2008 and December 31, 2007, accumulated depreciation and amortization related to regulated assets was $12.5 billion and $12.3 billion, respectively. Substantially all of the construction in progress at December 31, 2008 and 2007 related to the construction of regulated assets.

Notes to Consolidated Financial Statements (Continued)

(11)	Derivatives

Derivative contracts of Berkshire’s finance and financial products businesses, with limited exceptions, are not designated as hedges for financial reporting purposes. Changes in the fair values of such contracts that do not qualify as hedges are reported in the Consolidated Statements of Earnings as derivative gains/losses. A summary of these contracts as of December 31, 2008 and 2007 follows (in millions).

	2008				2007
	Assets (4)	Liabilities	Notional Value (1)		Assets (4)	Liabilities	Notional Value (1)
Equity index put options	$—	$10,022	$37,134	(2)	$—	$4,610	$35,043	(2)
Credit default obligations:
High yield indexes	—	3,031	7,892	(3)	—	1,838	4,660	(3)
Individual corporate	—	105	3,900	(3)	—	—	—
States/municipalities	—	958	18,364	(3)	—	—	—
Other	503	528			749	489
Counterparty netting and funds held as collateral	(295)	(32)			(50)	(50)

	$208	$14,612			$699	$6,887

(1)	Not discounted for time value.

(2)	Represents the aggregate undiscounted amount payable at the contract expiration dates assuming that the value of each index is zero at the contract expiration date.

(3)

Represents the maximum undiscounted future value of losses payable under the contracts, assuming a sufficient number of credit defaults occur. The number of losses required to exhaust contract limits under substantially all of the contracts is dependent on the loss recovery rate related to the specific obligor at the time of the default.

(4)	Included in other assets of finance and financial products businesses.

As of December 31, 2008, Berkshire has written equity index put option contracts on four major equity indexes, including three indexes outside of the United States. These contracts are European style options (exercisable only at the expiration date) and at inception had durations of 15 to 20 years. At December 31, 2008, the weighted average remaining life of these contracts was approximately 13.5 years with expiration dates between September 2019 and January 2028. Substantially all of these contracts were written on an at-the-money basis (i.e. strike price equaled market price when contract was written). Future payments, if any, under these contracts will be based on the decline in the underlying index value below the strike price at the contract expiration date. Premiums on these contracts were received at the contract inception dates and therefore Berkshire has no counterparty credit risk.

At December 31, 2008, the intrinsic value of the equity index put option contracts was $10.8 billion. The intrinsic value represents Berkshire’s undiscounted liability at December 31, 2008, assuming these contracts are settled on their future expiration dates based on the December 31, 2008 index values. However, these contracts generally may not be terminated or fully settled before the expiration dates and therefore the ultimate amount of cash basis gains or losses on these contracts will not be known for years.

Berkshire has written credit default contracts on various “high-yield indexes,” state/municipal debt issuers and individual corporations. These contracts cover the loss in value of specified debt obligations of the issuers arising from default events which are usually for non-payment or bankruptcy. Loss amounts are subject to contract limits.

High yield indexes are comprised of specified corporate issuers (usually 100 in number) in North America whose obligations are rated below investment grade. These contracts generally cover the loss in value of a referenced obligation upon a default by an issuer over the contract period (usually 5 years). The weighted average contract duration at December 31, 2008 was approximately 2 1/3 years. Payments by Berkshire under these contracts are limited to specified amounts per issuer as well as aggregate limits.

In 2008, Berkshire also wrote a small number of contracts providing for payments upon defaults on debt issued by several states and municipalities. The weighted average contract duration at December 31, 2008 was approximately 12 years.

Notes to Consolidated Financial Statements (Continued)

(11)	Derivatives (Continued)

Premiums on the high yield index and state/municipality contracts were received at the inception dates of the contracts and as a result Berkshire has no counterparty credit risk. Berkshire’s payment obligations under certain of these contracts are on a first loss basis. Several other contracts are subject to an aggregate loss deductible that must be satisfied before Berkshire has any payment obligations or contain provisions that otherwise delay payment obligations arising from defaults.

During 2008, Berkshire also wrote credit default contracts on individual issuers in North America whose obligations are primarily rated as investment grade and where installment premiums are due from counterparties over the terms of the contracts. In most instances, premiums are due from counterparties on a quarterly basis. Most individual issuer contracts had a five year term when written.

The equity index put option contracts and credit default contracts were entered into with the expectation that amounts ultimately paid to counterparties will be less than the premiums received. Berkshire views these contracts as economically similar to insurance contracts, notwithstanding the “fair value” accounting requirements for derivatives contracts.

Most of Berkshire’s equity index put option and credit default contracts contain no collateral posting requirements with respect to changes in either the fair value or intrinsic value of the contracts and/or a downgrade of Berkshire’s credit rating. Under certain conditions, a few contracts require that Berkshire post collateral. At December 31, 2008, Berkshire had posted collateral of approximately $550 million with counterparties, related to these contracts.

Berkshire is also exposed to variations in the market prices in the purchases and sales of natural gas and electricity and in commodity fuel costs with respect to its regulated utility operations. Derivative instruments, including forward purchases and sales, futures, swaps and options are used to manage these commodity price risks. Unrealized gains and losses under these contracts are either probable of recovery through rates and therefore are recorded as a regulatory net asset or liability or are accounted for as cash flow hedges and therefore are recorded as accumulated other comprehensive income or loss. Derivative contract assets included in other assets of utilities and energy businesses were $324 million and $397 million as of December 31, 2008 and 2007, respectively. Derivative contract liabilities included in accounts payable, accruals and other liabilities of utilities and energy businesses were $729 million and $765 million as of December 31, 2008 and 2007, respectively.

(12)	Supplemental cash flow information

A summary of supplemental cash flow information for each of the three years ending December 31, 2008 is presented in the following table (in millions).

	2008	2007	2006
Cash paid during the year for:
Income taxes	$3,530	$5,895	$4,959
Interest of finance and financial products businesses	537	569	514
Interest of utilities and energy businesses	1,172	1,118	937
Interest of insurance and other businesses	182	182	195

Non-cash investing and financing activities:
Investments received in connection with the Equitas reinsurance transaction	—	6,529	—
Liabilities assumed in connection with acquisitions of businesses	4,763	612	12,727
Fixed maturity securities sold or redeemed offset by decrease in directly related repurchase agreements	—	599	460
Equity/fixed maturity securities exchanged for other securities/investments	2,329	258	—

Notes to Consolidated Financial Statements (Continued)

(13)	Unpaid losses and loss adjustment expenses

The balances of unpaid losses and loss adjustment expenses are based upon estimates of the ultimate claim costs associated with property and casualty claim occurrences as of the balance sheet dates including estimates for incurred but not reported (“IBNR”) claims. Considerable judgment is required to evaluate claims and establish estimated claim liabilities.

Supplemental data with respect to unpaid losses and loss adjustment expenses of property/casualty insurance subsidiaries is as follows (in millions).

	2008	2007	2006
Unpaid losses and loss adjustment expenses:
Gross liabilities at beginning of year	$56,002	$47,612	$48,034
Ceded losses and deferred charges at beginning of year	(7,126)	(4,833)	(5,200)

Net balance at beginning of year	48,876	42,779	42,834

Incurred losses recorded during the year:
Current accident year	17,399	22,488	13,680
Prior accident years	(1,140)	(1,478)	(612)

Total incurred losses	16,259	21,010	13,068

Payments during the year with respect to:
Current accident year	(6,905)	(6,594)	(5,510)
Prior accident years	(8,486)	(8,865)	(9,345)

Total payments	(15,391)	(15,459)	(14,855)

Unpaid losses and loss adjustment expenses:
Net balance at end of year	49,744	48,330	41,047
Ceded losses and deferred charges at end of year	7,133	7,126	4,833
Foreign currency translation adjustment	(616)	534	608
Acquisitions	359	12	1,124

Gross liabilities at end of year	$56,620	$56,002	$47,612

Incurred losses “prior accident years” reflects the amount of estimation error charged or credited to earnings in each calendar year with respect to the liabilities established as of the beginning of that year. The beginning of the year net losses and loss adjustment expenses liability was reduced by $1,690 million in 2008, $1,793 million in 2007 and $1,071 million in 2006. In each year, the reductions in loss estimates for occurrences in prior years were primarily due to lower than expected severities and frequencies on reported and settled claims in primary private passenger and commercial auto lines and lower than expected reported reinsurance losses in both property and casualty lines. Accident year loss estimates are regularly adjusted to consider emerging loss development patterns of prior years’ losses, whether favorable or unfavorable.

Prior accident years incurred losses also include amortization of deferred charges related to retroactive reinsurance contracts incepting prior to the beginning of the year. Amortization charges included in prior accident years’ losses were $451 million in 2008, $213 million in 2007 and $358 million in 2006. Certain workers’ compensation loss reserves are discounted. Net discounted liabilities at December 31, 2008 and 2007 were $2,403 million and $2,436 million, respectively, reflecting net discounts of $2,616 million and $2,732 million, respectively. Periodic accretions of these discounts are also a component of incurred prior accident years’ losses. The accretion of discounted liabilities related to prior years’ losses was approximately $99 million in 2008, $102 million in 2007 and $101 million in 2006.

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

Notes to Consolidated Financial Statements (Continued)

(13)	Unpaid losses and loss adjustment expenses (Continued)

The liabilities for environmental, asbestos and latent injury claims and claims expenses net of reinsurance recoverables were approximately $10.7 billion at December 31, 2008 and $11.2 billion at December 31, 2007. These liabilities included approximately $9.2 billion at December 31, 2008 and $9.7 billion at December 31, 2007 of liabilities assumed under retroactive reinsurance contracts. Liabilities arising from retroactive contracts with exposure to claims of this nature are generally subject to aggregate policy limits. Thus, Berkshire’s exposure to environmental and latent injury claims under these contracts is, likewise, limited. Berkshire monitors evolving case law and its effect on environmental and latent injury claims. Changing government regulations, newly identified toxins, newly reported claims, new theories of liability, new contract interpretations and other factors could result in significant increases in these liabilities. Such development could be material to Berkshire’s results of operations. It is not possible to reliably estimate the amount of additional net loss or the range of net loss that is reasonably possible.

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

The Equitas agreement was accounted for as reinsurance in accordance with SFAS No. 113 “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts.” Accordingly, premiums earned of $7.1 billion and losses incurred of $7.1 billion are reflected in the Consolidated Statement of Earnings. Losses incurred consisted of an estimated liability for unpaid losses and loss adjustment expenses of $9.3 billion less an asset for unamortized deferred charges reinsurance assumed of $2.2 billion. The deferred charge asset is being amortized over the expected remaining loss settlement period using the interest method and the periodic amortization is being charged to earnings as a component of losses and loss adjustment expenses incurred.

(14)	Notes payable and other borrowings

Notes payable and other borrowings of Berkshire and its subsidiaries are summarized below (in millions).

	2008		2007
Insurance and other:
Issued or guaranteed by Berkshire due 2009-2035	$2,275		$1,682
Issued by subsidiaries and not guaranteed by Berkshire due 2009-2041	2,074	*	998

	$4,349		$2,680

*	Includes $1.1 billion of debt of subsidiaries acquired in 2008.

	2008	2007
Utilities and energy:
Issued by MidAmerican Energy Holdings Company (“MidAmerican”) and its subsidiaries and not guaranteed by Berkshire:
MidAmerican senior unsecured debt due 2009-2037	$5,121	$5,471
Subsidiary debt due 2009-2038	13,573	13,227
Other	451	304

	$19,145	$19,002

Notes to Consolidated Financial Statements (Continued)

(14)	Notes payable and other borrowings (Continued)

Subsidiary debt of utilities and energy businesses represents amounts issued by subsidiaries of MidAmerican pursuant to separate financing agreements. All or substantially all of the assets of certain utility subsidiaries are or may be pledged or encumbered to support or otherwise secure the debt. These borrowing arrangements generally contain various covenants including, but not limited to, leverage ratios, interest coverage ratios and debt service coverage ratios. As of December 31, 2008, MidAmerican and its subsidiaries were in compliance with all applicable covenants. During 2008, MidAmerican and its subsidiaries issued $2.15 billion of notes with maturities ranging from 2012 to 2038.

	2008	2007
Finance and financial products:
Issued by Berkshire Hathaway Finance Corporation (“BHFC”) and guaranteed by Berkshire	$10,778	$8,886
Issued by other subsidiaries and guaranteed by Berkshire due 2009-2027	706	804
Issued by other subsidiaries and not guaranteed by Berkshire 2009-2030	1,904	2,454

	$13,388	$12,144

Debt issued by BHFC matures between 2010 and 2018. During 2008, BHFC issued $5.0 billion of senior notes, and repaid $3.1 billion of maturing notes. Borrowings by BHFC are used to provide financing for consumer installment loans.

Berkshire subsidiaries in the aggregate have approximately $3.8 billion of available unused lines of credit and commercial paper capacity to support their short-term borrowing programs and provide additional liquidity. Generally, Berkshire’s guarantee of a subsidiary’s debt obligation is an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all present and future payment obligations of the issuer.

Principal payments expected during the next five years are as follows (in millions).

	2009	2010	2011	2012	2013
Insurance and other	$2,365	$240	$110	$98	$101
Utilities and energy	1,258	121	1,134	1,457	633
Finance and financial products	301	2,150	1,632	1,633	3,557

	$3,924	$2,511	$2,876	$3,188	$4,291

(15)	Income taxes

The liability for income taxes as of December 31, 2008 and 2007 as reflected in the accompanying Consolidated Balance Sheets is as follows (in millions).

	2008	2007
Payable currently	$161	$(182)
Deferred	9,316	18,156
Other	803	851

	$10,280	$18,825

Notes to Consolidated Financial Statements (Continued)

(15)	Income taxes (Continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 are shown below (in millions).

	2008	2007
Deferred tax liabilities:
Investments – unrealized appreciation and cost basis differences	$4,805	$13,501
Deferred charges reinsurance assumed	1,373	1,395
Property, plant and equipment and assets held for lease	7,004	4,890
Other	4,024	2,743

	17,206	22,529

Deferred tax assets:
Unpaid losses and loss adjustment expenses	(896)	(756)
Unearned premiums	(495)	(425)
Accrued liabilities	(1,698)	(1,259)
Derivative contract liabilities	(2,144)	—
Other	(2,657)	(1,933)

	(7,890)	(4,373)

Net deferred tax liability	$9,316	$18,156

Deferred income taxes have not been established with respect to undistributed earnings of certain foreign subsidiaries. Earnings expected to remain reinvested indefinitely were approximately $3,430 million as of December 31, 2008. Upon distribution as dividends or otherwise, such amounts would be subject to taxation in the United States as well as foreign countries. However, U.S. income tax liabilities could be offset, in whole or in part, by tax credits allowable from taxes paid to foreign jurisdictions. Determination of the potential net tax due is impracticable due to the complexities of hypothetical calculations involving uncertain timing and amounts of taxable income and the effects of multiple taxing jurisdictions.

The Consolidated Statements of Earnings reflect charges for income taxes as shown below (in millions).

	2008	2007	2006
Federal	$915	$5,740	$4,752
State	249	234	153
Foreign	814	620	600

	$1,978	$6,594	$5,505

Current	$3,811	$5,708	$5,030
Deferred	(1,833)	886	475

	$1,978	$6,594	$5,505

Notes to Consolidated Financial Statements (Continued)

(15)	Income taxes (Continued)

Charges for income taxes are reconciled to hypothetical amounts computed at the U.S. Federal statutory rate in the table shown below (in millions).

	2008	2007	2006
Earnings before income taxes	$7,574	$20,161	$16,778

Hypothetical amounts applicable to above computed at the Federal statutory rate	$2,651	$7,056	$5,872
Tax-exempt interest income	(88)	(33)	(44)
Dividends received deduction	(415)	(306)	(224)
State income taxes, less Federal income tax benefit	162	152	99
Foreign tax rate differences	(59)	(36)	(45)
Effect of income tax rate changes on deferred income taxes *	—	(90)	—
Non-taxable exchange of investment	(154)	—	—
Other differences, net	(119)	(149)	(153)

Total income taxes	$1,978	$6,594	$5,505

*	Relates to adjustments made to deferred income tax assets and liabilities in 2007 upon the enactment of reductions to corporate income tax rates in the United Kingdom and Germany.

Berkshire or its subsidiaries file income tax returns in the U.S. federal jurisdiction and in many state, local and foreign jurisdictions. Berkshire subsidiaries are under examination in many of these jurisdictions. With few exceptions, Berkshire and its subsidiaries have settled tax return liabilities with U.S. federal, state, local, or foreign tax authorities for years before 1999. During 2008, Berkshire and the U.S. Internal Revenue Service (“IRS”) have tentatively resolved all proposed adjustments for the 1999 through 2001 tax years at the IRS Appeals level. The IRS has completed the examination of the consolidated U.S. federal income tax returns for the 2002 through 2004 tax years. The proposed adjustments, predominantly related to timing of deductions for insurance subsidiaries, are currently being reviewed in the IRS appeals process. The IRS is currently auditing our consolidated U.S. federal income tax returns for the 2005 and 2006 tax years. While it is reasonably possible that certain of the income tax examinations will be settled within the next twelve months, management believes that there are no jurisdictions in which the outcome of unresolved issues or claims is likely to be material to the Consolidated Financial Statements.

At December 31, 2008 and 2007 net unrecognized tax benefits were $803 million and $851 million, respectively. Included in the balance at December 31, 2008, are approximately $650 million of tax positions that, if recognized, would impact the effective tax rate. The remaining balance in net unrecognized tax benefits principally relates to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. As of December 31, 2008, management does not expect any material changes to the estimated amount of unrecognized tax benefits in the next twelve months.

(16)	Dividend restrictions – Insurance subsidiaries

Payments of dividends by insurance subsidiaries are restricted by insurance statutes and regulations. Without prior regulatory approval, insurance subsidiaries may declare up to approximately $9 billion as ordinary dividends before the end of 2009.

Combined shareholders’ equity of U.S. based property/casualty insurance subsidiaries determined pursuant to statutory accounting rules (Statutory Surplus as Regards Policyholders) was approximately $51 billion at December 31, 2008 and $62 billion at December 31, 2007. The decline in statutory surplus in 2008 was primarily due to declines in market values of equity securities.

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

Notes to Consolidated Financial Statements (Continued)

(17)	Fair value measurements

The estimated fair values of Berkshire’s financial instruments as of December 31, 2008 and 2007 are shown in the following table (in millions). The carrying values of cash and cash equivalents, accounts receivable and accounts payable, accruals and other liabilities are deemed to be reasonable estimates of their fair values.

	Carrying Value		Fair Value
	2008	2007	2008	2007
Insurance and other:
Investments in fixed maturity securities	$27,115	$28,515	$27,115	$28,515
Investments in equity securities	49,073	74,999	49,073	74,999
Other investments	21,535	—	20,759	—
Notes payable and other borrowings	4,349	2,680	4,300	2,709
Finance and financial products:
Investments in fixed maturity securities	4,517	3,056	4,517	3,231
Derivative contract assets (1)	208	699	208	699
Loans and finance receivables	13,942	12,359	14,016	12,612
Notes payable and other borrowings	13,388	12,144	13,820	12,317
Derivative contract liabilities	14,612	6,887	14,612	6,887
Utilities and energy:
Derivative contract assets (1)	324	397	324	397
Notes payable and other borrowings	19,145	19,002	19,144	19,834
Derivative contract liabilities (2)	729	765	729	765

(1)	Included in Other assets

(2)	Included in Accounts payable, accruals and other liabilities

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. Fair value measurements assume the asset or liability is exchanged in an orderly manner; the exchange is in the principal market for that asset or liability (or in the most advantageous market when no principal market exists); and the market participants are independent, knowledgeable, able and willing to transact an exchange. Nonperformance risk (credit risk) is considered in valuing liabilities.

Fair values for substantially all of Berkshire’s financial instruments were measured using market or income approaches. Considerable judgment may be required in interpreting market data used to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in an actual current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

SFAS 157 establishes a framework for measuring fair value by creating a hierarchy for observable independent market inputs and unobservable market assumptions. The hierarchy consists of three levels, ranging from the category the FASB deems to be most reliable to a category where fair value is measured using significant unobservable inputs because of the lack of observable market prices for the instrument, or Levels 1 through 3, respectively. A further description of the inputs used in the valuation of assets and liabilities under the three levels are as follows.

Level 1 – Inputs represent unadjusted quoted prices for identical assets or liabilities exchanged in active markets. Substantially all of Berkshire’s equity investments are traded on an exchange in active markets and fair value is based on the closing price as of the balance sheet date.

Level 2 – Inputs include directly or indirectly observable inputs other than Level 1 inputs such as quoted prices for similar assets or liabilities exchanged in active or inactive markets; quoted prices for identical assets or liabilities exchanged in inactive markets; other inputs that are considered in fair value determinations of the assets or liabilities, such as interest rates and yield curves that are observable at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks and default rates; and inputs that are derived principally from or corroborated by observable market data by correlation or other means. Fair values for Berkshire’s investments in fixed maturity securities are primarily based on market prices and market data available for instruments with similar characteristics since active markets are not common for many instruments. Pricing evaluations are based on yield curves for instruments with similar characteristics, such as credit rating, estimated duration, and yields for other instruments of the issuer or entities in the same industry sector.

Notes to Consolidated Financial Statements (Continued)

(17)	Fair value measurements (Continued)

Level 3 – Inputs include unobservable inputs used in the measurement of assets and liabilities. Management is required to use its own assumptions regarding unobservable inputs because there is little, if any, market activity in the assets or liabilities or related observable inputs that can be corroborated at the measurement date. Measurements of non-exchange traded derivative contracts and certain other investments carried at fair value are based primarily on valuation models, discounted cash flow models or other valuation techniques that are believed to be used by market participants. Unobservable inputs require management to make certain projections and assumptions about the information that would be used by market participants in pricing assets or liabilities. Berkshire values its equity index put option contracts based on the Black-Scholes option valuation model which Berkshire believes is used widely by market participants. Credit default contracts are primarily valued based on indications of bid or offer data as of the balance sheet date. These contracts are not exchange traded and certain of the terms of Berkshire’s contracts are not standard in derivatives markets. In particular, Berkshire is not required to post collateral under most of its contracts. For these reasons, Berkshire has classified these contracts as Level 3.

Financial assets and liabilities measured at fair value in the financial statements as of December 31, 2008 are summarized in the following table by the type of inputs applicable to the fair value measurements (in millions).

	Total Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Insurance and other:
Investments in fixed maturity securities	$27,115	$4,961	$21,650	$504
Investments in equity securities	49,073	48,666	79	328
Other investments	8,223	—	—	8,223
Finance and financial products:
Investments in fixed maturity securities	4,517	—	4,382	135
Net derivative contract liabilities	14,404	—	288	14,116
Utilities and energy:
Net derivative contract liabilities	405	—	2	403

A reconciliation of assets and liabilities measured at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) from January 1, 2008 to December 31, 2008 follows (in millions).

	Investments in fixed maturity securities	Investments in equity securities	Other investments	Net derivative contract liabilities
Balance at January 1, 2008	$393	$356	$—	$(6,784)
Gains (losses) included in:
Earnings *	3	—	—	(6,765)
Other comprehensive income	(16)	(29)	223	1
Regulatory assets and liabilities	—	—	—	(110)
Purchases, sales, issuances and settlements	259	—	8,000	(874)
Transfers into (out of) Level 3	—	1	—	13

Balance at December 31, 2008	$639	$328	$8,223	$(14,519)

*	Gains and losses related to changes in valuations are included in the Consolidated Statements of Earnings as a component of investment gains/losses, derivative gains/losses or other revenues as appropriate. Substantially all of the losses included in earnings were unrealized losses related to liabilities outstanding as of December 31, 2008.

Notes to Consolidated Financial Statements (Continued)

(18)	Common stock

Changes in issued and outstanding Berkshire common stock during the three years ended December 31, 2008 are shown in the table below.

	Class A, $5 Par Value	Class B, $0.1667 Par Value
	(1,650,000 shares authorized) Shares Issued and Outstanding	(55,000,000 shares authorized) Shares Issued and Outstanding
Balance December 31, 2005	1,260,920	8,394,083
Conversions of Class A common stock to Class B common stock and other	(143,352)	4,358,348

Balance December 31, 2006	1,117,568	12,752,431
Conversions of Class A common stock to Class B common stock and other	(36,544)	1,247,649

Balance December 31, 2007	1,081,024	14,000,080
Conversions of Class A common stock to Class B common stock and other	(22,023)	706,916

Balance December 31, 2008	1,059,001	14,706,996

Each share of Class B common stock has dividend and distribution rights equal to one-thirtieth (1/30) of such rights of a Class A share. Accordingly, on an equivalent Class A common stock basis there are 1,549,234 shares outstanding as of December 31, 2008 and 1,547,693 shares as of December 31, 2007.

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

The components of net periodic pension expense for each of the three years ending December 31, 2008 are as follows (in millions).

	2008	2007	2006
Service cost	$176	$202	$199
Interest cost	452	439	390
Expected return on plan assets	(463)	(444)	(393)
Other	20	65	67

Net pension expense	$185	$262	$263

Notes to Consolidated Financial Statements (Continued)

(19)	Pension plans (Continued)

The accumulated benefit obligation is the actuarial present value of benefits earned based on service and compensation prior to the valuation date. As of December 31, 2008 and 2007, the accumulated benefit obligation was $6,693 million and $6,990 million, respectively. The projected benefit obligation is the actuarial present value of benefits earned based upon service and compensation prior to the valuation date and, if applicable, includes assumptions regarding future compensation levels. Information regarding the projected benefit obligations is shown in the table that follows (in millions).

	2008	2007
Projected benefit obligation, beginning of year	$7,683	$7,926
Service cost	176	202
Interest cost	452	439
Benefits paid	(455)	(476)
Business acquisitions	249	—
Actuarial (gain) or loss and other	(518)	(408)

Projected benefit obligation, end of year	$7,587	$7,683

Benefit obligations under qualified U.S. defined benefit plans are funded through assets held in trusts and are not included as assets in Berkshire’s Consolidated Financial Statements. Pension obligations under certain non-U.S. plans and non-qualified U.S. plans are unfunded. As of December 31, 2008, projected benefit obligations of non-qualified U.S. plans and non-U.S. plans which are not funded through assets held in trusts were $604 million. A reconciliation of the changes in plan assets and a summary of plan assets held as of December 31, 2008 and 2007 is presented in the table that follows (in millions).

	2008	2007		2008	2007
Plan assets at beginning of year	$7,063	$6,792	Cash and equivalents	$517	$427
Employer contributions	279	262	U.S. Government obligations	121	186
Benefits paid	(455)	(476)	Mortgage-backed securities	282	390
Actual return on plan assets	(1,244)	447	Corporate obligations	942	1,005
Business acquisitions	188	—	Equity securities	2,864	4,169
Other and expenses	(509)	38	Other	596	886

Plan assets at end of year	$5,322	$7,063		$5,322	$7,063

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

The defined benefit plans expect to pay benefits to participants over the next ten years, reflecting expected future service as appropriate, as follows (in millions): 2009 – $405; 2010 – $398; 2011 – $413; 2012 – $431; 2013 – $446; and 2014 to 2018 - $2,460. Sponsoring subsidiaries expect to contribute $245 million to defined benefit pension plans in 2009.

As of December 31, 2008 and 2007, the net funded status of the plans is summarized in the table that follows (in millions).

	2008	2007
Amounts recognized in the Consolidated Balance Sheets:
Other liabilities	$2,357	$981
Other assets	(92)	(361)

	$2,265	$620

Notes to Consolidated Financial Statements (Continued)

(19)	Pension plans (Continued)

A reconciliation of amounts not yet recognized in net periodic benefit expense for the years ending December 31, 2008 and 2007 follows (in millions).

	2008	2007
Net amount included in accumulated other comprehensive income, beginning of year	$(164)	$(303)
Amount included in net periodic pension expense	10	25
Gains/losses current period	(699)	114

Net amount included in accumulated other comprehensive income, end of year	$(853)*	$(164)

*	Includes $42 million that is expected to be included in net periodic pension expense in 2009.

Weighted average interest rate assumptions used in determining projected benefit obligations were as follows. These rates are substantially the same as the weighted average rates used in determining the net periodic pension expense.

	2008	2007
Discount rate	6.3%	6.1%
Expected long-term rate of return on plan assets	6.9	6.9
Rate of compensation increase	4.2	4.4

Several Berkshire subsidiaries also sponsor defined contribution retirement plans, such as 401(k) or profit sharing plans. Employee contributions to the plans are subject to regulatory limitations and the specific plan provisions. Several of the plans require that the subsidiary match these contributions up to levels specified in the plans and provide for additional discretionary contributions as determined by management. The total expenses related to employer contributions for these plans were $519 million, $506 million and $498 million for the years ended December 31, 2008, 2007 and 2006, respectively.

(20)	Contingencies and Commitments

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

Notes to Consolidated Financial Statements (Continued)

(20)	Contingencies and Commitments (Continued)

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

On February 25, 2008, Ronald Ferguson, General Re’s former Chief Executive Officer, Elizabeth Monrad, General Re’s former Chief Financial Officer, Christopher Garand, a former General Reinsurance Senior Vice President and Robert Graham, a former General Reinsurance Senior Vice President and Assistant General Counsel, were each convicted in a trial in the U.S. District Court for the District of Connecticut on charges of conspiracy, mail fraud, securities fraud and making false statements to the SEC in connection with the AIG Transaction. These individuals have the right to appeal their convictions. Following their convictions, each of these individuals agreed to a judgment of a forfeiture allegation which required them to be jointly and severally liable for a payment of $5 million to the U.S. Government. This $5 million amount, which represented the fee received by General Reinsurance in connection with the AIG Transaction, was paid by General reinsurance in April 2008. Each of these individuals, who had previously received a “Wells” notice in 2005 from the SEC, is also the subject of an SEC enforcement action for allegedly aiding and abetting AIG’s violations of the antifraud provisions and other provisions of the federal securities laws in connection with the AIG Transaction. The SEC case is presently stayed. Joseph Brandon, who resigned as the Chief Executive Officer of General Re effective on April 14, 2008, also received a “Wells” notice from the SEC in 2005.

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

Notes to Consolidated Financial Statements (Continued)

(20)	Contingencies and Commitments (Continued)

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

The Tennessee Receiver subsequently filed three Tennessee state court actions against General Reinsurance, essentially asserting the same state law claims that had been dismissed without prejudice by the Federal court. General Reinsurance removed those actions to Federal court, and the Judicial Panel on Multi-District Litigation ultimately transferred these actions to the U.S. District Court for the Western District of Tennessee.

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

General Reinsurance is a defendant in In re American International Group Securities Litigation, Case No. 04-CV-8141-(LTS), United States District Court, Southern District of New York, a putative class action (the “AIG Securities Litigation”) asserted on behalf of investors who purchased publicly-traded securities of AIG between October 1999 and March 2005. The complaint, originally filed in April 2005, asserts various claims against AIG and certain of its officers, directors, investment banks and other parties, including Messrs. Ferguson, Napier and Houldsworth (whom the Complaint defines, together with General Reinsurance, as the “General Re Defendants”). The Complaint alleges that the General Re Defendants violated Section 10(b) of the Securities Exchange Act and Rule 10b-5 in connection with the AIG Transaction. The Complaint seeks damages and other relief in unspecified amounts. General Reinsurance has answered the Complaint, denying liability and asserting various affirmative defenses. Discovery is ongoing, with a current discovery cut-off of December 1, 2009. Lead plaintiffs filed a motion for class certification on February 20, 2008. Various defendants, including General Reinsurance, have filed oppositions to class certification. The court has not yet ruled on the motion. On May 29, 2008, General Reinsurance filed a motion for judgment on the pleadings. Plaintiffs filed an opposition to that motion on June 30, 2008. The court has not ruled on that motion. The lead plaintiffs and General Reinsurance have reached agreement concerning the terms of a settlement that would resolve all claims against the General Re Defendants in exchange for a payment by General Reinsurance of $72 million. This settlement remains subject to court approval.

A member of the putative class in the litigation described in the preceding paragraph has asserted similar claims against General Re and Mr. Ferguson in a separate complaint, Florida State Board of Administration v. General Re Corporation, et al., Case No. 06-CV-3967, United States District Court, Southern District of New York. The claims against General Re and Mr. Ferguson closely resemble those asserted in the class action. The complaint does not specify the amount of damages sought. General Re has answered the Complaint, denying liability and asserting various affirmative defenses. No trial date has been established. The parties are coordinating discovery and other proceedings among this action, a similar action filed by the same plaintiff against AIG and others, the class action described in the preceding paragraph, and the shareholder derivative actions described in the next two paragraphs.

On July 27, 2005, General Reinsurance received a Summons and a Verified and Amended Shareholder Derivative Complaint in In re American International Group, Inc. Derivative Litigation, Case No. 04-CV-08406, United States District

Notes to Consolidated Financial Statements (Continued)

(20)	Contingencies and Commitments (Continued)

Court, Southern District of New York. The complaint, brought by several alleged shareholders of AIG, seeks damages, injunctive and declaratory relief against various officers and directors of AIG as well as a variety of individuals and entities with whom AIG did business, relating to a wide variety of allegedly wrongful practices by AIG. The allegations relating to General Reinsurance focus on the AIG Transaction, and the complaint purports to assert causes of action in connection with that transaction for aiding and abetting other defendants’ breaches of fiduciary duty and for unjust enrichment. The complaint does not specify the amount of damages or the nature of any other relief sought. Subsequently, this derivative litigation was stayed by stipulation between the plaintiffs and AIG. That stay remains in place.

In August 2005, General Reinsurance received a Summons and First Amended Consolidated Shareholders’ Derivative Complaint in In re American International Group, Inc. Consolidated Derivative Litigation, Case No. 769-N, Delaware Chancery Court. In June 2007, AIG filed an Amended Complaint in the Delaware Derivative Litigation asserting claims against two of its former officers, but not against General Reinsurance. On September 28, 2007, AIG and the shareholder plaintiffs filed a Second Combined Amended Complaint, in which AIG asserted claims against certain of its former officers and the shareholder plaintiffs asserted claims against a number of other defendants, including General Reinsurance and General Re. The claims asserted in the Delaware complaint are substantially similar to those asserted in the New York derivative complaint, except that the Delaware complaint makes clear that the plaintiffs are asserting claims against both General Reinsurance and General Re. General Reinsurance and General Re filed a motion to dismiss on November 30, 2007. Various parties moved to stay discovery and/or all proceedings in the Delaware derivative litigation. At a hearing held on February 12, 2008, the Court ruled that discovery would be stayed pending the resolution of the claims asserted against AIG in the AIG Securities Litigation. The briefing on the motions filed by General Reinsurance and General Re was completed by September 8, 2008. The court heard argument on certain other defendants’ motions to dismiss on November 7, 2008 and issued a decision on February 10, 2009 granting some defendants’ motions and denying others. The court has not yet heard oral argument on the motions filed by General Reinsurance and General Re and has not ruled on those motions.

FAI/HIH	Matter

In December 2003, the Liquidators of both FAI Insurance Limited (“FAI”) and HIH Insurance Limited (“HIH”) advised GRA and Cologne Re that they intended to assert claims arising from insurance transactions GRA entered into with FAI in May and June 1998. In August 2004, the Liquidators filed claims in the Supreme Court of New South Wales in order to avoid the expiration of a statute of limitations for certain plaintiffs. The focus of the Liquidators’ allegations against GRA and Cologne Re are the 1998 transactions GRA entered into with FAI (which was acquired by HIH in 1999). The Liquidators contend, among other things, that GRA and Cologne Re engaged in deceptive conduct that assisted FAI in improperly accounting for such transactions as reinsurance, and that such deception led to HIH’s acquisition of FAI and caused various losses to FAI and HIH. The Liquidator of HIH served its Complaint on GRA and Cologne Re in June 2006 and discovery has been ongoing. The FAI Liquidator dismissed his complaint against GRA and Cologne Re. GRA and Cologne Re recently entered into a settlement in principle with the HIH Liquidator. The parties are still formulating a settlement deed, which will be subject to court approval.

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

Berkshire subsidiaries lease certain manufacturing, warehouse, retail and office facilities as well as certain equipment. Rent expense for all leases was $725 million in 2008, $648 million in 2007 and $578 million in 2006. Minimum rental payments for operating leases having initial or remaining non-cancelable terms in excess of one year are as follows. Amounts are in millions.

2009	2010	2011	2012	2013	After 2013	Total
$583	$483	$406	$340	$247	$1,056	$3,115

Several of Berkshire’s subsidiaries have made long-term commitments to purchase goods and services used in their businesses. The most significant of these relate to NetJets’ commitments to purchase up to 556 aircraft through 2018 and

Notes to Consolidated Financial Statements (Continued)

(20)	Contingencies and Commitments (Continued)

MidAmerican’s commitments to purchase coal, electricity and natural gas. As of December 31, 2008, commitments under all such subsidiary arrangements were approximately $6.6 billion in 2009, $4.0 billion in 2010, $2.9 billion in 2011, $2.5 billion in 2012, $2.1 billion in 2013 and $7.2 billion after 2013.

Berkshire is obligated to acquire the remaining minority shareholders’ interests of Marmon (36.4%) in stages between 2011 and 2014. Based upon the initial purchase price, the cost to Berkshire of the minority shareholders’ interest would be approximately $2.7 billion. However, the consideration payable for the minority shareholders’ interest is contingent upon future operating results of Marmon and the per share cost could be greater than or less than the initial per share price.

Berkshire is also obligated under certain conditions to acquire minority ownership interests of certain consolidated, but not wholly-owned subsidiaries, pursuant to the terms of certain shareholder agreements with the minority shareholders. The consideration payable for such interests is generally based on the fair value of the subsidiary. If Berkshire acquired all such outstanding minority ownership interest holdings as of December 31, 2008, the cost to Berkshire would have been approximately $4 billion. However, the timing and the amount of any such future payments that might be required are contingent on future actions of the minority owners and future operating results of the related subsidiaries.

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

Business Identity	Business Activity

GEICO	Underwriting private passenger automobile insurance mainly by direct response methods

General Re	Underwriting excess-of-loss, quota-share and facultative reinsurance worldwide

Berkshire Hathaway Reinsurance Group	Underwriting excess-of-loss and quota-share reinsurance for property and casualty insurers and reinsurers

Berkshire Hathaway Primary Group	Underwriting multiple lines of property and casualty insurance policies for primarily commercial accounts

BH Finance, Clayton Homes, XTRA, CORT and other financial services (“Finance and financial products”)	Proprietary investing, manufactured housing and related consumer financing, transportation equipment leasing, furniture leasing, life annuities and risk management products

Marmon	An association of approximately 130 manufacturing and service businesses that operate within 11 diverse business sectors

McLane Company	Wholesale distribution of groceries and non-food items

MidAmerican	Regulated electric and gas utility, including power generation and distribution activities in the U.S. and internationally; domestic real estate brokerage

Shaw Industries	Manufacturing and distribution of carpet and floor coverings under a variety of brand names

Notes to Consolidated Financial Statements (Continued)

(21)	Business segment data (Continued)

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

A disaggregation of Berkshire’s consolidated data for each of the three most recent years is presented in the tables which follow on this and the following two pages (in millions).

	Revenues			Earnings (loss) before taxes and minority interests
	2008	2007	2006	2008	2007	2006
Operating Businesses:
Insurance group:
Premiums earned:
GEICO	$12,479	$11,806	$11,055	$916	$1,113	$1,314
General Re	6,014	6,076	6,075	342	555	526
Berkshire Hathaway Reinsurance Group	5,082	11,902	4,976	1,324	1,427	1,658
Berkshire Hathaway Primary Group	1,950	1,999	1,858	210	279	340
Investment income	4,759	4,791	4,347	4,722	4,758	4,316

Total insurance group	30,284	36,574	28,311	7,514	8,132	8,154

Finance and financial products	4,947	5,119	5,124	787	1,006	1,157
Marmon *	5,529	—	—	733	—	—
McLane Company	29,852	28,079	25,693	276	232	229
MidAmerican	13,971	12,628	10,644	2,963	1,774	1,476
Shaw Industries	5,052	5,373	5,834	205	436	594
Other businesses	25,666	25,648	21,133	2,809	3,279	2,703

	115,301	113,421	96,739	15,287	14,859	14,313

Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	(7,461)	5,509	2,635	(7,461)	5,509	2,635
Interest expense, not allocated to segments	—	—	—	(35)	(52)	(76)
Eliminations and other	(54)	(685)	(835)	(217)	(155)	(94)

	$107,786	$118,245	$98,539	$7,574	$20,161	$16,778

*	Includes results from the acquisition date of March 18, 2008.

Notes to Consolidated Financial Statements (Continued)

(21)	Business segment data (Continued)

	Capital expenditures **			Depreciation of tangible assets
	2008	2007	2006	2008	2007	2006
Operating Businesses:
Insurance group	$72	$52	$65	$70	$69	$64
Finance and financial products	185	322	334	228	226	230
Marmon	553	—	—	361	—	—
McLane Company	180	175	193	109	100	94
MidAmerican	3,936	3,513	2,423	1,128	1,157	949
Shaw Industries	173	144	189	150	144	134
Other businesses	1,039	1,167	1,367	764	711	595

	$6,138	$5,373	$4,571	$2,810	$2,407	$2,066

**	Excludes capital expenditures which were part of business acquisitions.

	Goodwill at year-end		Identifiable assets at year-end
	2008	2007	2008	2007
Operating Businesses:
Insurance group:
GEICO	$1,372	$1,372	$18,699	$18,988
General Re	13,532	13,532	28,953	32,571
Berkshire Hathaway Reinsurance and Primary Groups	578	546	85,584	95,379

Total insurance group	15,482	15,450	133,236	146,938

Finance and financial products	1,024	1,013	22,918	24,733
Marmon	682	—	9,757	—
McLane Company	154	149	3,477	3,329
MidAmerican	5,280	5,543	36,290	33,645
Shaw Industries	2,258	2,339	2,924	2,922
Other businesses	8,901	8,368	21,323	20,579

	$33,781	$32,862	229,925	232,146

Reconciliation of segments to consolidated amount:
Corporate and other			3,693	8,152
Goodwill			33,781	32,862

			$267,399	$273,160

Insurance premiums written by geographic region (based upon the domicile of the insured or reinsured) are summarized below. Dollars are in millions.

	Property/Casualty			Life/Health
	2008	2007	2006	2008	2007	2006
United States	$19,267	$18,589	$19,195	$1,119	$1,092	$1,073
Western Europe	4,145	9,641	2,576	749	706	628
All other	797	588	638	720	681	667

	$24,209	$28,818	$22,409	$2,588	$2,479	$2,368

Insurance premiums written and earned in 2007 included $7.1 billion from a single reinsurance transaction with Equitas. See Note 13 for additional information. Amounts for Western Europe were primarily in the United Kingdom, Switzerland and Germany. Consolidated sales and service revenues in 2008, 2007 and 2006 were $65.9 billion, $58.2 billion and $51.8 billion, respectively. Approximately 90% of such amounts in each year were in the United States with the remainder primarily in Canada and Europe. In 2008, consolidated sales and service revenues included $11.2 billion of sales to Wal-Mart Stores, Inc. which were primarily related to McLane’s wholesale distribution business. At December 31, 2008, over 80% of Berkshire’s net property, plant and equipment and assets held for lease are located in the United States with the remainder primarily in Canada and Europe.

Notes to Consolidated Financial Statements (Continued)

(21)	Business segment data (Continued)

Premiums written and earned by the property/casualty and life/health insurance businesses are summarized below (in millions).

	Property/Casualty			Life/Health
	2008	2007	2006	2008	2007	2006
Premiums Written:
Direct	$16,953	$16,056	$15,729
Assumed	7,960	13,316	7,224	$2,690	$2,579	$2,476
Ceded	(704)	(554)	(544)	(102)	(100)	(108)

	$24,209	$28,818	$22,409	$2,588	$2,479	$2,368

Premiums Earned:
Direct	$16,269	$16,076	$15,453
Assumed	7,332	13,744	6,746	$2,682	$2,564	$2,471
Ceded	(656)	(499)	(599)	(102)	(102)	(107)

	$22,945	$29,321	$21,600	$2,580	$2,462	$2,364

(22)	Quarterly data

A summary of revenues and earnings by quarter for each of the last two years is presented in the following table. This information is unaudited. Dollars are in millions, except per share amounts.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2008
Revenues	$25,175	$30,093	$27,926	$24,592
Net earnings *	940	2,880	1,057	117
Net earnings per equivalent Class A common share	607	1,859	682	76

2007
Revenues	$32,918	$27,347	$29,937	$28,043
Net earnings *	2,595	3,118	4,553	2,947
Net earnings per equivalent Class A common share	1,682	2,018	2,942	1,904

*	Includes investment gains/losses and derivative gains/losses, which, for any given period have no predictive value and variations in amount from period to period have no practical analytical value. Derivative gains/losses include significant amounts related to non-cash fair value changes in the value of long-term contracts arising from short-term changes in equity prices, interest rate and foreign currency rates, among other factors. After-tax investment and derivative gains/losses for the periods presented above are as follows (in millions):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Investment and derivative gains/losses – 2008	$(991)	$610	$(1,012)	$(3,252)
Investment and derivative gains/losses – 2007	382	608	1,992	597

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Chairman (Chief Executive Officer) and the Senior Vice President-Treasurer (Chief Financial Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chairman (Chief Executive Officer) and the Senior Vice President-Treasurer (Chief Financial Officer) concluded that the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic SEC filings. The report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to Management’s Report on Internal Control Over Financial Reporting, included on page 55 of this report. The attestation report called for by Item 308(b) of Regulation S-K is incorporated herein by reference to Report of Independent Registered Public Accounting Firm, included on page 56 of this report. There has been no change in the Corporation’s internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B.	Other Information

On October 23, 2008, Deloitte & Touche LLP (“Deloitte”), our registered public accounting firm, advised us that it had become aware that a former Deloitte partner, who had been the advisory partner on Deloitte’s client service team for the Company from 2001 until his resignation from Deloitte in September 2008 (the “Former Advisory Partner”), had traded in our securities. Deloitte subsequently informed us that it believed the Former Advisory Partner had traded in our securities on six occasions during 2005 and 2006. Deloitte concluded that these securities transactions violated the SEC’s auditor independence rules, as well as Deloitte’s own policies on auditor independence. Deloitte conducted an internal review and concluded that the Former Advisory Partner’s actions did not impair Deloitte’s objectivity or impartiality or that of the engagement team that has conducted our audits.

The Company’s Deloitte audit engagement team consisted of a lead client service partner, who had responsibility for all substantive issues with respect to the planning, scope and conduct of the audit, an engagement quality assurance review partner, additional professional staff (including several other partners responsible for the oversight of audit procedures performed at several of the Company’s major subsidiaries) and the Former Advisory Partner, who functioned primarily in a client relationship and client service assessment role and had no substantive or technical role in the audit. The Former Advisory Partner attended most Audit Committee meetings. His primary role was to function in a client relationship role, including conducting Deloitte’s annual client service assessments, and he did not review any substantive audit matters with the Audit Committee or Company management. The Former Advisory Partner attended one or more of the Company’s annual meetings of shareholders as one of the Deloitte representatives attending those meetings. Neither the Former Advisory Partner nor any other Deloitte representatives spoke at any of these meetings and no questions were asked of Deloitte. On November 5, 2008, Deloitte reported to the Audit Committee the results of its investigation of the involvement of the Former Advisory Partner in actual audit matters. Deloitte reviewed its national office consultation logs from 2001 through September 2008 and determined that there was no indication of the Former Advisory Partner’s involvement in any national office consultations. Deloitte determined that the Former Advisory Partner’s role on the audit engagement did not involve participation in the scoping or execution of Deloitte’s audit of the Company’s annual financial statements or Deloitte’s review of quarterly financial statements. Deloitte concluded that the Former Advisory Partner performed his role as advisory partner in a manner that did not influence the audit engagement partners or any other members of the audit engagement team responsible for the audit in a manner that would impact the engagement team’s objectivity or impartiality. On November 5, 2008, Deloitte also provided a draft letter to the Audit Committee concluding the actions of the Former Advisory Partner did not impair Deloitte’s past or continuing independence.

Following Deloitte’s disclosure, the Audit Committee initiated its own review with the assistance of the Company’s senior management and outside counsel selected by the Audit Committee for this purpose. The review included an examination of our relationship to the Former Advisory Partner and his role on our engagement. Over the course of the review, outside counsel examined a substantial number of documents and communications from Deloitte’s and the Company’s files, including the Former Advisory Partner’s annual goals and assessments, his annual independence certifications, his personal office files related to Berkshire, minutes of Audit Committee meetings and email and other documents relating to our audit engagement. The review included interviews conducted by outside counsel of Deloitte’s current and former lead client service partners. The Audit Committee and outside counsel also met with senior Company management and senior management of Deloitte. The review confirmed Deloitte’s findings that the Former Advisory Partner met with our Audit Committee as well as senior Company management, for the purpose of enhancing Deloitte’s client service to us rather than participating in the audit or review of the Company’s financial statements. In the course of an Audit Committee meeting, each of the members of the Audit Committee, as well as senior Company management, confirmed that their experiences with the Former Advisory Partner were consistent with these findings. Based on this review, and considering the points spelled out in the next paragraph, the Audit Committee concluded that the Former Advisory Partner had functioned in a client relationship role and had not been substantively involved in the audit or influenced any substantive portion of any audit or review of our financial statements.

Following completion of the review, the Audit Committee concluded, consistent with Deloitte’s conclusion, reconfirmed in Deloitte’s letter to the Audit Committee issued January 5, 2009, that Deloitte’s impartiality or objectivity related to its audits of Berkshire has not been compromised and therefore, notwithstanding the violation of the independence rules, Deloitte’s independence was not impaired. In reaching this conclusion, the Audit Committee took into consideration the following: (i) the Former Advisory Partner is no longer a partner or otherwise affiliated with Deloitte; (ii) the Former Advisory Partner did not disclose his investments to Deloitte, in contravention of Deloitte’s independence policies; (iii) the Former Advisory Partner’s role on the audit engagement did not involve participation in the scoping or execution of Deloitte’s audit of the Company’s annual financial statements or Deloitte’s review of quarterly financial statements, or his participation in determining or influencing the conclusion on any technical consultations with Deloitte’s national office regarding Berkshire matters; (iv) Deloitte concluded that the Former Advisory Partner performed his role as advisory partner in a manner that did not influence the audit engagement partners or any other members of the audit engagement team responsible for the audit in a manner that would impact the engagement team’s objectivity or impartiality; (v) there is no indication of independence issues with respect to other members of the engagement team; (vi) while the Former Advisory Partner attended most meetings of the Audit Committee and occasional meetings with management, the Former Advisory Partner did not participate in the consideration or review of substantive issues relating to any audit process or regarding the accounting treatment of any items appearing on the Company’s financial statements; (vii) the nature and extent of interaction between the Former Advisory Partner and members of management and the Audit Committee was limited to matters related to the relationship between Deloitte and the Company and did not include substantive involvement with any significant accounting or financial reporting positions or the audit scope and related findings; (viii) Deloitte issued a report, dated January 5, 2009, to the Audit Committee reaffirming Deloitte’s independence per the requirements of the rule issued by the Public Company Accounting Oversight Board; and (ix) Deloitte represents that it has in place a quality control system that meets the requirements of the SEC and the Public Company Accounting Oversight Board, and provides reasonable assurance that the accounting firm and its employees do not lack independence. The Company and Deloitte separately reported their conclusions to the SEC Staff.

Part III

Except for the information set forth under the caption “Executive Officers of the Registrant” in Part I hereof, information required by this Part (Items 10, 11, 12, 13 and 14) is incorporated by reference from the Registrant’s definitive proxy statement, filed pursuant to Regulation 14A, for the Annual Meeting of Shareholders of the Registrant to be held on May 2, 2009, which meeting will involve the election of directors.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

The following Consolidated Financial Statements, as well as the Report of Independent Registered Public Accounting Firm, are included in Part II Item 8 of this report:

PAGE
Report of Independent Registered Public Accounting Firm	56
Consolidated Balance Sheets at December 31, 2008 and 2007	57
Consolidated Statements of Earnings for the years ended 2008, 2007 and 2006	58
Consolidated Statements of Cash Flows for the years ended 2008, 2007 and 2006	59
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the years ended 2008, 2007 and 2006	60
Notes to Consolidated Financial Statements	61

2. Financial Statement Schedule

Report of Independent Registered Public Accounting Firm	96
Schedule I—Parent Company
Condensed Balance Sheets as of December 31, 2008 and 2007 and Condensed Statements of Earnings and Cash Flows for the years ended 2008, 2007 and 2006	97-98

Other schedules are omitted because they are not required, information therein is not applicable, or is reflected in the Consolidated Financial Statements or notes thereto.

(b) Exhibits

See the “Exhibit Index” at page 99.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC.

Date: February 27, 2009	/s/ MARC D. HAMBURG
Marc D. Hamburg
Senior Vice President and
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ WARREN E. BUFFETT Warren E. Buffett	Chairman of the Board of Directors—Chief Executive Officer	February 27, 2009 Date

/s/ HOWARD G. BUFFETT Howard G. Buffett	Director	February 27, 2009 Date

/s/ SUSAN L. DECKER Susan L. Decker	Director	February 27, 2009 Date

/s/ WILLIAM H. GATES III William H. Gates III	Director	February 27, 2009 Date

/s/ DAVID S. GOTTESMAN David S. Gottesman	Director	February 27, 2009 Date

/s/ CHARLOTTE GUYMAN Charlotte Guyman	Director	February 27, 2009 Date

/s/ DONALD R. KEOUGH Donald R. Keough	Director	February 27, 2009 Date

/s/ CHARLES T. MUNGER Charles T. Munger	Vice Chairman of the Board of Directors	February 27, 2009 Date

/s/ THOMAS S. MURPHY Thomas S. Murphy	Director	February 27, 2009 Date

/s/ RONALD L. OLSON Ronald L. Olson	Director	February 27, 2009 Date

/s/ WALTER SCOTT, JR. Walter Scott, Jr.	Director	February 27, 2009 Date

/s/ MARC D. HAMBURG Marc D. Hamburg	Senior Vice President—Principal Financial Officer	February 27, 2009 Date

/s/ DANIEL J. JAKSICH Daniel J. Jaksich	Vice President—Controller	February 27, 2009 Date

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Berkshire Hathaway Inc.

Omaha, Nebraska

We have audited the consolidated financial statements of Berkshire Hathaway Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008, and the Company’s internal control over financial reporting as of December 31, 2008, and have issued our report thereon dated February 27, 2009; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Omaha, Nebraska

February 27, 2009

BERKSHIRE HATHAWAY INC.

(Parent Company)

Condensed Financial Information

(Dollars in millions)

Schedule I

Balance Sheets

	December 31,
	2008	2007
Assets:
Cash and cash equivalents	$2,913	$3,406
Investments in fixed maturity securities	127	—
Investments in and advances to/from consolidated subsidiaries	106,541	117,736
Other assets	9	7

	$109,590	$121,149

Liabilities and Shareholders’ Equity:
Accounts payable and accrued expenses	$10	$2
Income taxes	69	164
Other borrowings	244	250

	323	416
Shareholders’ equity	109,267	120,733

	$109,590	$121,149

Statements of Earnings

	Year ended December 31,
	2008	2007	2006
Income items:
From consolidated subsidiaries:
Dividends	$4,483	$2,335	$7,636
Undistributed earnings	341	10,991	3,448

	4,824	13,326	11,084
Other income	342	118	15

	5,166	13,444	11,099

Cost and expense items:
General and administrative	8	32	12
Interest to affiliates, net	60	105	53
Other interest	7	23	35
Income taxes	97	71	(16)

	172	231	84

Net earnings	$4,994	$13,213	$11,015

See Note to Condensed Financial Information

BERKSHIRE HATHAWAY INC.

(Parent Company)

Condensed Financial Information

(Dollars in millions)

Schedule I (continued)

Statements of Cash Flows

	Year ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net earnings	$4,994	$13,213	$11,015
Adjustments to reconcile net earnings to cash flows from operating activities:
Undistributed earnings of subsidiaries	(341)	(10,991)	(3,448)
Income taxes payable	(18)	47	(137)
Other	6	3	53

Net cash flows from operating activities	4,641	2,272	7,483

Cash flows from investing activities:
Purchases of fixed maturity securities	(3,257)	—	—
Sales of fixed maturity securities	2,216	—	—
Redemptions and maturities of fixed maturity securities	914	—	—
Investments in and advances to subsidiaries	(5,050)	(354)	(6,396)

Net cash flows from investing activities	(5,177)	(354)	(6,396)

Cash flows from financing activities:
Proceeds from borrowings	46	5	47
Repayments of borrowings	(52)	(649)	(146)
Other	49	441	144

Net cash flows from financing activities	43	(203)	45

Increase (decrease) in cash and cash equivalents	(493)	1,715	1,132
Cash and cash equivalents at beginning of year	3,406	1,691	559

Cash and cash equivalents at end of year	$2,913	$3,406	$1,691

Other cash flow information:
Income taxes paid	$2,551	$5,096	$4,361
Interest paid	7	27	31

Note to Condensed Financial Information

Berkshire’s borrowings at December 31, 2008 and 2007 included $244 million and $250 million, respectively, from investment agreements. Principal is payable under certain conditions at par prior to maturity. As of December 31, 2008 all borrowings have contractual maturity dates after 2013.

Berkshire Hathaway Inc. has guaranteed certain debt obligations of its wholly owned subsidiaries. As of December 31, 2008, the unpaid balance of subsidiary debt guaranteed by Berkshire totaled approximately $13.5 billion. Berkshire’s guarantee of subsidiary debt is an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all present and future payment obligations. Berkshire also provides guarantees in connection with long-term equity index put option and credit default contracts entered into by a subsidiary. The estimated fair value of liabilities recorded under such contracts was approximately $14.1 billion as of December 31, 2008. The amount of subsidiary payments under these contracts, if any, is contingent upon future events. The timing of subsidiary payments, if any, will not be fully known until the expiration of the contracts over the next 20 years.

EXHIBIT INDEX

Exhibit No.
2	Agreement and Plan of Merger dated as of June 19, 1998 between Registrant and General Re Corporation.
Incorporated by reference to Annex I to Registration Statement No. 333-61129 filed on Form S-4.

3(i)	Restated Certificate of Incorporation as Amended
Incorporated by reference to Exhibit 3 to Form 10-Q for the period ended June 30, 2005.

3(ii)	By-Laws
Incorporated by reference to Exhibit 99.1 to Form 8-K filed on May 8, 2007.

4.1	Form of Indenture dated as of October 6, 2003, between Berkshire Hathaway Finance Corporation, Berkshire Hathaway Inc. and JP Morgan Trust Company (as successor trustee to Bank One Trust Company, N.A.)
Incorporated by reference to Exhibit 4.1 to Form 8-K of Berkshire Hathaway Inc. filed on October 8, 2003.

Other instruments defining the rights of holders of long-term debt of Registrant and its subsidiaries are not being filed since the total amount of securities authorized by all other such instruments does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis as of December 31, 2008. The Registrant hereby agrees to furnish to the Commission upon request a copy of any such debt instrument to which it is a party.

12	Calculation of Ratio of Consolidated Earnings to Consolidated Fixed Charges

14	Code of Ethics
Berkshire’s Code of Business Conduct and Ethics is posted on its Internet website at www.berkshirehathaway.com

21	Subsidiaries of Registrant

23	Consent of Independent Registered Public Accounting Firm

31	Rule 13a—14(a)/15d-14(a) Certifications

32	Section 1350 Certifications