Form 10-Q
period 2009-03-31
BERKSHIRE HATHAWAY INC
filed 2009-05-08
CIK 1067983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

Number of shares of common stock outstanding as of May 4, 2009:

Class A —  1,057,428

Class B —14,828,842

BERKSHIRE HATHAWAY INC.

Part I Financial Information

Item 1. Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Insurance and Other:
Cash and cash equivalents	$22,726	$24,302
Investments:
Fixed maturity securities	29,367	27,115
Equity securities	37,578	49,073
Other	25,152	21,535
Loans and receivables	15,951	14,925
Inventories	6,802	7,500
Property, plant, equipment and assets held for lease	17,133	16,703
Goodwill	27,497	27,477
Other	13,250	13,257

	195,456	201,887

Utilities and Energy:
Cash and cash equivalents	1,072	280
Property, plant and equipment	28,736	28,454
Goodwill	5,258	5,280
Other	6,137	7,556

	41,203	41,570

Finance and Financial Products:
Cash and cash equivalents	1,753	957
Investments in fixed maturity securities	3,778	4,517
Loans and finance receivables	13,769	13,942
Goodwill	1,024	1,024
Other	3,559	3,502

	23,883	23,942

	$260,542	$267,399

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Losses and loss adjustment expenses	$58,457	$56,620
Unearned premiums	9,137	7,861
Life and health insurance benefits	3,645	3,619
Accounts payable, accruals and other liabilities	14,235	14,987
Notes payable and other borrowings	4,329	4,349

	89,803	87,436

Utilities and Energy:
Accounts payable, accruals and other liabilities	5,893	6,175
Notes payable and other borrowings	19,731	19,145

	25,624	25,320

Finance and Financial Products:
Accounts payable, accruals and other liabilities	2,562	2,656
Derivative contract liabilities	15,432	14,612
Notes payable and other borrowings	13,755	13,388

	31,749	30,656

Income taxes, principally deferred	6,447	10,280

Total liabilities	153,623	153,692

Shareholders’ equity:
Common stock and capital in excess of par value	27,090	27,141
Accumulated other comprehensive income	(930)	3,954
Retained earnings	76,638	78,172

Berkshire Hathaway shareholders’ equity	102,798	109,267
Noncontrolling interests	4,121	4,440

Total shareholders’ equity	106,919	113,707

	$260,542	$267,399

See accompanying Notes to Interim Condensed Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in millions except per share amounts)

	First Quarter
	2009	2008
	(Unaudited)
Revenues:
Insurance and Other:
Insurance premiums earned	$8,183	$6,209
Sales and service revenues	14,310	14,760
Interest, dividend and other investment income	1,318	1,184
Investment gains/losses	(3,558)	115

	20,253	22,268

Utilities and Energy:
Operating revenues	2,969	3,356
Other	(20)	38

	2,949	3,394

Finance and Financial Products:
Interest income	418	438
Investment gains/losses	92	—
Derivative gains/losses	(1,517)	(1,641)
Other	589	716

	(418)	(487)

	22,784	25,175

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	6,014	4,040
Life and health insurance benefits	482	490
Insurance underwriting expenses	1,348	1,397
Cost of sales and services	11,958	12,108
Selling, general and administrative expenses	1,963	1,860
Interest expense	34	33

	21,799	19,928

Utilities and Energy:
Cost of sales and operating expenses	2,355	2,584
Interest expense	291	294

	2,646	2,878

Finance and Financial Products:
Interest expense	163	149
Other	719	767

	882	916

	25,327	23,722

Earnings (loss) before income taxes and equity method earnings	(2,543)	1,453
Income tax expense/benefit	(1,014)	408
Earnings from equity method investments	83	—

Net earnings (loss)	(1,446)	1,045
Less: Earnings attributable to noncontrolling interests	88	105

Net earnings (loss) attributable to Berkshire Hathaway	$(1,534)	$940

Average common shares outstanding *	1,549,483	1,548,395
Net earnings (loss) per share attributable to Berkshire Hathaway shareholders *	$(990)	$607

*	Average shares outstanding include average Class A common shares and average Class B common shares determined on an equivalent Class A common stock basis. Net earnings (loss) per common share attributable to Berkshire Hathaway shown above represents net earnings (loss) per equivalent Class A common share. Net earnings (loss) per Class B common share is equal to one-thirtieth (1/30) of such amount.

See accompanying Notes to Interim Condensed Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	First Quarter
	2009	2008
	(Unaudited)
Net cash flows from operating activities	$4,642	$3,353

Cash flows from investing activities:
Purchases of fixed maturity securities	(4,897)	(10,511)
Purchases of equity securities	(624)	(1,537)
Purchases of other investments	(3,098)	—
Sales of fixed maturity securities	1,655	1,566
Redemptions and maturities of fixed maturity securities	1,614	2,548
Sales of equity securities	739	104
Purchases of loans and finance receivables	(110)	(653)
Principal collections on loans and finance receivables	174	174
Acquisitions of businesses and noncontrolling interests	(530)	(4,873)
Purchases of property, plant, equipment and assets held for lease	(1,373)	(1,041)
Other	1,023	881

Net cash flows from investing activities	(5,427)	(13,342)

Cash flows from financing activities:
Proceeds from borrowings of finance businesses	467	2,068
Proceeds from borrowings of utilities and energy businesses	992	1,046
Proceeds from other borrowings	25	58
Repayments of borrowings of finance businesses	(116)	(1,357)
Repayments of borrowings of utilities and energy businesses	(195)	(399)
Repayments of other borrowings	(228)	(88)
Change in short term borrowings	1	(155)
Other	(21)	32

Net cash flows from financing activities	925	1,205

Effects of foreign currency exchange rate changes	(128)	21

Increase (decrease) in cash and cash equivalents	12	(8,763)
Cash and cash equivalents at beginning of year *	25,539	44,329

Cash and cash equivalents at end of first quarter *	$25,551	$35,566

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$225	$201
Interest of finance and financial products businesses	172	145
Interest of utilities and energy businesses	282	295
Interest of insurance and other businesses	32	37
Non-cash investing activity:
Liabilities assumed in connection with acquisitions of businesses	—	3,848

* Cash and cash equivalents are comprised of the following:
Beginning of year—
Insurance and Other	$24,302	$37,703
Utilities and Energy	280	1,178
Finance and Financial Products	957	5,448

	$25,539	$44,329

End of first quarter—
Insurance and Other	$22,726	$31,102
Utilities and Energy	1,072	2,187
Finance and Financial Products	1,753	2,277

	$25,551	$35,566

See accompanying Notes to Interim Condensed Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

Note 1.    General

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Berkshire Hathaway Inc. (“Berkshire” or “Company”) consolidated with the accounts of all its subsidiaries and affiliates in which Berkshire holds a controlling financial interest as of the financial statement date. Reference is made to Berkshire’s most recently issued Annual Report on Form 10-K (“Annual Report”) that included information necessary or useful to understanding Berkshire’s businesses and financial statement presentations. In particular, Berkshire’s significant accounting policies and practices were presented as Note 1 to the Consolidated Financial Statements included in the Annual Report. Certain immaterial amounts in 2008 have been reclassified to conform with the current year presentation. Financial information in this Report reflects any adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to a fair statement of results for the interim periods in accordance with accounting principles generally accepted in the United States (“GAAP”).

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

As of January 1, 2009, Berkshire adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that noncontrolling interests (formerly known as “minority interests”) be displayed in the consolidated balance sheet as a separate component of shareholders’ equity and that the consolidated net earnings attributable to the noncontrolling interests be clearly indentified and presented in the consolidated statement of earnings. In addition, changes in ownership interests where the parent retains a controlling interest are to be reported as transactions affecting shareholders’ equity. Previously such transactions were reported as additional investment purchases (potentially resulting in recognition of additional other assets, including goodwill, or liabilities). During the first quarter of 2009, Berkshire acquired certain noncontrolling interests in subsidiaries that resulted in a reduction to shareholders’ equity attributable to Berkshire of approximately $118 million, representing the excess of consideration paid over the previously recorded balance sheet carrying amount of the acquired noncontrolling (minority) interests.

Note 2.    Accounting pronouncements to be adopted

In April 2009, the FASB issued three Staff Positions (“FSP”) to amend Financial Accounting Standards (“FAS”) relating to financial instruments. Each of these pronouncements is effective for interim and annual periods ending after June 15, 2009.

FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” amends the recognition, measurement and presentation standards for other-than-temporary impairments of debt securities. With respect to an investment in a debt security, an other-than-temporary impairment occurs if the investor (a) intends to sell, (b) will more likely than not be required to sell before amortized cost is recovered or (c) does not expect to ultimately recover the amortized cost basis even if it does not intend to sell. Under (a) and (b) the entire other-than-temporary loss is recognized in earnings. Under (c) a credit loss is recognized in earnings to the extent that the present value of expected cash flows is less than the amortized cost basis and any difference between fair value and the amortized cost basis net of the credit loss is reflected in other comprehensive income net of applicable income taxes.

FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” requires publicly traded companies to make fair value disclosures of financial instruments whether or not such instruments are carried in the financial statements at fair value in interim financial statements. Previously, disclosures for instruments not carried at fair value were required only in annual statements.

FSP FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” clarifies that adjustments to quoted market prices

Notes To Interim Condensed Consolidated Financial Statements (Continued)

Note 2.    Accounting pronouncements to be adopted (Continued)

may be required in illiquid or disorderly markets in order to estimate fair value in accordance with SFAS 157 and provides guidance on the circumstances indicating whether markets are illiquid or disorderly. FSP FAS 157-4 prescribes no specific methodology for making adjustments to quoted prices but rather confirms that different valuation techniques may be appropriate under the circumstances to determine the value that would be received to sell an asset or paid to transfer a liability in an orderly transaction.

Berkshire is currently evaluating the effect that these new accounting pronouncements will have on its consolidated financial statements and related disclosures.

Note 3.    Business acquisitions

Berkshire’s long-held acquisition strategy is to purchase businesses with consistent earnings, good returns on equity, able and honest management and at sensible prices. On March 18, 2008, Berkshire acquired 60% of Marmon Holdings, Inc. (“Marmon”), a private company owned by trusts for the benefit of members of the Pritzker Family of Chicago, for $4.5 billion. In the second quarter of 2008, Berkshire acquired additional shares and currently owns 63.6% of Marmon. Under the terms of the purchase agreement, Berkshire will acquire the remaining interests in Marmon between 2011 and 2014 for consideration based on the future earnings of Marmon. Berkshire also acquired several other relatively small businesses during 2008. Consideration paid for all businesses acquired in 2008 was approximately $6.1 billion.

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

The results of operations for businesses acquired in 2008 are included in Berkshire’s consolidated results from the effective date of each acquisition. The following table sets forth certain unaudited pro forma consolidated earnings data for 2008 as if each acquisition occurring during 2008 was consummated on the same terms at the beginning of the year. Pro forma data for 2009 was not materially different from the amounts reported. Amounts are in millions, except earnings per share.

2008
Total revenues	$26,587
Net earnings attributable to Berkshire Hathaway	930
Earnings per equivalent Class A common share attributable to Berkshire Hathaway shareholders	601

Note 4.    Investments in fixed maturity securities

Data with respect to investments in fixed maturity securities follows (in millions).

	Insurance and other		Finance and financial products
	Mar. 31, 2009	Dec. 31, 2008	Mar. 31, 2009	Dec. 31, 2008
Amortized cost	$29,632	$27,618	$3,620	$4,297
Gross unrealized gains	1,440	1,151	279	289
Gross unrealized losses	(1,705)	(1,654)	(121)	(69)

Fair value	$29,367	$27,115	$3,778	$4,517

Notes To Interim Condensed Consolidated Financial Statements (Continued)

Note 4.    Investments in fixed maturity securities (Continued)

Unrealized losses at March 31, 2009 and December 31, 2008 included $193 million and $176 million, respectively, related to securities that have been in an unrealized loss position for 12 months or more. Berkshire has the ability and intent to hold these securities until fair value recovers.

Note 5.    Investments in equity securities

Investments in equity securities are summarized below (in millions).

	March 31, 2009	December 31, 2008
Cost	$36,319	$40,140
Gross unrealized gains	11,312	14,782
Gross unrealized losses	(10,053)	(5,849)

Fair value	$37,578	$49,073

Unrealized losses at March 31, 2009 included $524 million related to securities that have been in an unrealized loss position for 12 months or more.

Note 6.    Other Investments

A summary of other investments as of March 31, 2009 and December 31, 2008 follows (in millions).

	March 31, 2009
	Cost	Unrealized Gain/Loss	Fair Value	Carrying Value
Fixed maturity and equity	$17,119	$975	$18,094	$17,808
Equity method	6,350	(632)	5,718	7,344

	$23,469	$343	$23,812	$25,152

	December 31, 2008
	Cost	Unrealized Gain	Fair Value	Carrying Value
Fixed maturity and equity	$14,452	$36	$14,488	$14,675
Equity method	5,919	352	6,271	6,860

	$20,371	$388	$20,759	$21,535

Fixed maturity and equity investments in the preceding table include perpetual preferred stock and common stock warrants of The Goldman Sachs Group, Inc. (“GS”) and The General Electric Company (“GE”) and preferred stock and subordinated notes of Wm. Wrigley Jr. Company (“Wrigley”). The GS, GE and Wrigley securities were acquired in the fourth quarter of 2008. At March 31, 2009, other fixed maturity and equity investments also include a convertible perpetual instrument of Swiss Reinsurance Company Ltd. (“Swiss Re”).

Berkshire owns 50,000 shares of 10% Cumulative Perpetual Preferred Stock of GS (“GS Preferred”) and Warrants to purchase 43,478,260 shares of common stock of GS (“GS Warrants”) which were acquired for a combined cost of $5 billion. The GS Preferred may be redeemed at any time by GS at a price of $110,000 per share ($5.5 billion in aggregate). The GS Warrants expire in 2013 and can be exercised for an additional aggregate cost of $5 billion ($115/share). Berkshire also owns 30,000 shares of 10% Cumulative Perpetual Preferred Stock of GE (“GE Preferred”) and Warrants to purchase 134,831,460 shares of common stock of GE (“GE Warrants”) which were acquired for a combined cost of $3 billion. The GE Preferred may be redeemed beginning in October 2011 by GE at a price of $110,000 per share ($3.3 billion in aggregate). The GE Warrants expire in 2013 and can be exercised for an additional aggregate cost of $3 billion ($22.25/share).

Notes To Interim Condensed Consolidated Financial Statements (Continued)

Note 6.    Other Investments (Continued)

Berkshire owns $4.4 billion par amount of 11.45% subordinated notes due 2018 of Wrigley (“Wrigley Notes”) and $2.1 billion of 5% preferred stock of Wrigley (“Wrigley Preferred”). The Wrigley Notes and Wrigley Preferred were acquired in connection with Mars, Incorporated’s acquisition of Wrigley.

On March 23, 2009, Berkshire acquired a 12% convertible perpetual capital instrument issued by Swiss Re at a cost of 3 billion Swiss Francs (“CHF”), which is also the face amount of the instrument. The instrument has no maturity or mandatory redemption date but can be redeemed under certain conditions at the option of Swiss Re at 140% of the face amount until March 23, 2011 and thereafter at 120% of the face amount. The instrument possesses no voting rights and is subordinated to senior securities of Swiss Re as defined in the agreement. Beginning March 23, 2012, the instrument can be converted into 120,000,000 common shares of Swiss Re (a rate of 25 CHF per share of Swiss Re common stock).

Equity method investments include Burlington Northern Santa Fe Corporation (“BNSF”) and Moody’s Corporation (“Moody’s”). During the fourth quarter of 2008, Berkshire’s investment in each of these companies exceeded 20%. Accordingly, Berkshire adopted the equity method of accounting with respect to these investments as of December 31, 2008. As of March 31, 2009, Berkshire owned 22.6% of BNSF’s and 20.4% of Moody’s outstanding common stock. Prior to December 31, 2008, the BNSF and Moody’s investments were accounted for as available-for-sale equity securities recorded in the financial statements at fair value. The cumulative effect of adopting the equity method with respect to the investments in BNSF and Moody’s was recorded in the financial statements as of December 31, 2008. Prior years’ financial statements were not restated due to immateriality.

On April 1, 2009, Berkshire acquired 3,000,000 shares of Series A Cumulative Convertible Perpetual Preferred Stock of The Dow Chemical Company (“Dow Preferred”) for a cost of $3 billion. The Dow Preferred was issued in connection with Dow’s acquisition of the Rohm and Haas Company. Under certain conditions, the Dow Preferred is convertible at the option of Berkshire or the issuer into common stock of Dow. The conversion rate is 24.201 shares of common stock per each Dow Preferred share, subject to adjustment. The Dow Preferred is entitled to dividends at a rate of 8.5% per annum.

Note 7.    Derivative contracts of finance and financial products businesses

Derivative contracts of Berkshire’s finance and financial products businesses, with limited exceptions, are not designated as hedges for financial reporting purposes. These contracts were initially entered into with the expectation that the premiums received would exceed the amounts ultimately paid to counterparties. Changes in the fair values of such contracts are reported in earnings as derivative gains/losses. A summary of derivative contracts outstanding as of March 31, 2009 and December 31, 2008 follows (in millions).

	March 31, 2009				December 31, 2008
	Assets (3)	Liabilities	Notional Value		Assets (3)	Liabilities	Notional Value
Equity index put options	$—	$10,188	$35,489	(1)	$—	$10,022	$37,134	(1)
Credit default obligations:
High yield indexes	—	3,666	7,216	(2)	—	3,031	7,892	(2)
States/municipalities	—	887	16,681	(2)	—	958	18,364	(2)
Individual corporate	—	238	3,875	(2)	—	105	3,900	(2)
Other	476	481			503	528
Counterparty netting and funds held as collateral	(277)	(28)			(295)	(32)

	$199	$15,432			$208	$14,612

(1)

Represents the aggregate undiscounted amount payable at the contract expiration dates assuming that the value of each index is zero at the contract expiration date. The reduction in notional value at March 31, 2009 as compared to December 31, 2008 is solely due to the impact of changes in foreign currency exchange rates on non-U.S. index contracts.

(2)

Represents the maximum undiscounted future value of losses payable under the contracts, assuming a sufficient number of credit defaults occur. The number of losses required to exhaust contract limits under substantially all of the contracts is dependent on the loss recovery rate related to the specific obligor at the time of the default.

(3)	Included in other assets of finance and financial products businesses.

Notes To Interim Condensed Consolidated Financial Statements (Continued)

Note 7.    Derivative contracts of finance and financial products businesses (Continued)

A summary of derivative gains (losses) included in the Condensed Consolidated Statements of Earnings are as follows (in millions):

	First Quarter
	2009	2008
Equity index put options	$(166)	$(1,177)
Credit default obligations	(1,351)	(475)
Other	—	11

	$(1,517)	$(1,641)

Berkshire has written equity index put option contracts on four major equity indexes including three indexes outside of the United States. These contracts are European style options and will be settled on the contract expiration dates, which occur between September 2019 and January 2028. Future payments, if any, under these contracts will be required if the underlying index value is below the strike price at the contract expiration dates. Premiums on these contracts were received in full at the contract inception dates and therefore Berkshire has no counterparty credit risk. At March 31, 2009, the aggregate intrinsic value (the undiscounted liability assuming the contracts are settled on their future expiration dates based on the March 31, 2009 index values) was $13.3 billion. However, these contracts may not be terminated or fully settled before the expiration dates and therefore the ultimate amount of cash basis gains or losses on these contracts will not be known for many years.

Credit default contracts include various high yield indexes, state/municipal debt issuers and individual corporation issuers. These contracts cover the loss in value of specified debt obligations of the issuers arising from default events, which are usually for non-payment or bankruptcy. Loss amounts are subject to contract limits.

High yield indexes are comprised of specified North American corporate issuers (usually 100 in number) whose obligations are rated below investment grade. The weighted average contract duration at March 31, 2009 was approximately 2 years. State and municipality contracts are comprised of over 500 reference obligations issuers, which had a weighted average duration at March 31, 2009 of approximately 12 years. Risks related to approximately 50% of the municipality notional amount cannot be settled before the maturity dates of the underlying obligations, which range from 2019 to 2054.

Premiums on the high yield index and state/municipality contracts were received in full at the inception dates of the contracts and, as a result, Berkshire has no counterparty credit risk. Berkshire’s payment obligations under certain of these contracts are on a first loss basis. Several other contracts are subject to aggregate loss deductibles that must be satisfied before Berkshire has any payment obligations.

Credit default contracts written on individual corporate issuers in North America primarily relate to investment grade obligations. Installment premiums are due from counterparties over the terms of the contracts. In most instances, premiums are due from counterparties on a quarterly basis. Most individual issuer contracts expire in 2013.

With limited exception, Berkshire’s equity index put option and credit default contracts contain no collateral posting requirements with respect to changes in either the fair value or intrinsic value of the contracts and/or a downgrade of Berkshire’s credit rating. Under certain conditions, a few contracts require that Berkshire post collateral. As of March 31, 2009, Berkshire’s collateral posting requirement under such contracts was approximately $1 billion.

Note 8.    Fair value measurements

Berkshire holds investments and has financial obligations that are required to be carried at fair value in the financial statements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. Fair value measurements assume the asset or liability is exchanged in an orderly manner; the exchange is in the principal market for that asset or liability (or in the most advantageous market when no principal market exists); and the market participants are independent, knowledgeable, able and willing to transact an exchange. Nonperformance risk (credit risk) is considered in valuing liabilities.

Fair values for substantially all of Berkshire’s financial instruments were measured using market or income approaches. Considerable judgment may be required in interpreting market data used to develop the estimates of fair value. Accordingly, the

Notes To Interim Condensed Consolidated Financial Statements (Continued)

Note 8.    Fair value measurements (Continued)

estimates presented herein are not necessarily indicative of the amounts that could be realized in an actual current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

SFAS 157 establishes a hierarchy for measuring fair value consisting of Levels 1 through 3.

Level 1 – Inputs represent unadjusted quoted prices for identical assets or liabilities exchanged in active markets. Substantially all of Berkshire’s equity investments are traded on an exchange in active markets and fair value is based on the closing prices as of the balance sheet date.

Level 2 – Inputs include directly or indirectly observable inputs (other than Level 1 inputs) such as quoted prices for similar assets or liabilities exchanged in active or inactive markets; quoted prices for identical assets or liabilities exchanged in inactive markets; other inputs that may be considered in fair value determinations of the assets or liabilities, such as interest rates and yield curves, volatilities, prepayment speeds, loss severities, credit risks and default rates; and inputs that are derived principally from or corroborated by observable market data by correlation or other means. Fair values for Berkshire’s investments in fixed maturity securities are primarily based on market prices and market data available for instruments with similar characteristics since active markets are not common for many instruments. Pricing evaluations are based on yield curves for instruments with similar characteristics, such as credit rating, estimated duration, and yields for other instruments of the issuer or entities in the same industry sector.

Level 3 – Inputs include unobservable inputs used in the measurement of assets and liabilities. Management is required to use its own assumptions regarding unobservable inputs because there is little, if any, market activity in the assets or liabilities or related observable inputs that can be corroborated at the measurement date. Unobservable inputs require management to make certain projections and assumptions about the information that would be used by market participants in pricing assets or liabilities. Measurements of non-exchange traded derivative contracts and certain other investments carried at fair value are based primarily on valuation models, discounted cash flow models or other valuation techniques that are believed to be used by market participants. Berkshire values its equity index put option contracts based on the Black-Scholes option valuation model which Berkshire believes is widely used by market participants. Credit default contracts are primarily valued based on indications of bid or offer data as of the balance sheet date. These contracts are not exchange traded and certain of the terms of Berkshire’s contracts are not standard in derivatives markets. For example, Berkshire is not required to post collateral under most of its contracts. For these reasons, Berkshire has classified these contracts as Level 3.

Financial assets and liabilities measured at fair value in the financial statements as of March 31, 2009 and December 31, 2008 are summarized below (in millions).

March 31, 2009	Total Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Insurance and other:
Investments in fixed maturity securities	$29,367	$4,948	$23,917	$502
Investments in equity securities	37,578	37,182	72	324
Other investments	11,356	—	—	11,356
Finance and financial products:
Investments in fixed maturity securities	3,778	—	3,393	385
Net derivative contract liabilities	15,233	—	255	14,978
Utilities and energy:
Net derivative contract (assets)/liabilities	366	14	(43)	395

December 31, 2008
Insurance and other:
Investments in fixed maturity securities	$27,115	$4,961	$21,650	$504
Investments in equity securities	49,073	48,666	79	328
Other investments	8,223	—	—	8,223
Finance and financial products:
Investments in fixed maturity securities	4,517	—	4,382	135
Net derivative contract liabilities	14,404	—	288	14,116
Utilities and energy:
Net derivative contract liabilities	405	—	2	403

Notes To Interim Condensed Consolidated Financial Statements (Continued)

Note 8.    Fair value measurements (Continued)

Reconciliations of assets and liabilities measured at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the first quarter of 2009 and 2008 follow (in millions).

	Investments in fixed maturity securities	Investments in equity securities	Other investments	Net derivative contract liabilities
Balance at January 1, 2009	$639	$328	$8,223	$(14,519)
Gains (losses) included in:
Earnings *	—	—	—	(1,499)
Other comprehensive income	(25)	(3)	466	—
Regulatory assets and liabilities	—	—	—	39
Purchases, sales, issuances and settlements	271	(1)	2,667	627
Transfers into (out of) Level 3	2	—	—	(21)

Balance at March 31, 2009	$887	$324	$11,356	$(15,373)

*	Gains and losses related to changes in valuations are included in the Condensed Consolidated Statements of Earnings as a component of investment gains/losses, derivative gains/losses or other revenues as appropriate. Substantially all of the losses included in earnings were unrealized losses related to liabilities outstanding as of March 31, 2009.

	Investments in fixed maturity securities	Investments in equity securities	Net derivative contract liabilities
Balance at January 1, 2008	$393	$356	$(6,784)
Gains (losses) included in:
Earnings *	10	—	(1,679)
Other comprehensive income	(10)	(41)	1
Regulatory assets and liabilities	—	—	14
Purchases, sales, issuances and settlements	(13)	—	(878)
Transfers into (out of) Level 3	4	—	—

Balance at March 31, 2008	$384	$315	$(9,326)

*	Gains and losses related to changes in valuations are included in the Condensed Consolidated Statements of Earnings as a component of investment gains/losses, derivative gains/losses or other revenues as appropriate. Substantially all of the losses included in earnings were unrealized losses related to liabilities outstanding as of March 31, 2008.

Note 9.    Loans and receivables

Loans and receivables of insurance and other businesses are comprised of the following (in millions).

	March 31, 2009	December 31, 2008
Insurance premiums receivable	$6,172	$4,961
Reinsurance recoverables	3,179	3,235
Trade and other receivables	7,021	7,141
Allowances for uncollectible accounts	(421)	(412)

	$15,951	$14,925

Loans and finance receivables of finance and financial products businesses are comprised of the following (in millions).

	March 31, 2009	December 31, 2008
Consumer installment loans and finance receivables	$13,049	$13,190
Commercial loans and finance receivables	1,030	1,050
Allowances for uncollectible loans	(310)	(298)

	$13,769	$13,942

Notes To Interim Condensed Consolidated Financial Statements (Continued)

Note 10.    Property, plant, equipment and assets held for lease

Property, plant, equipment and assets held for lease of insurance and other businesses is comprised of the following (in millions).

	Ranges of estimated useful life	March 31, 2009	December 31, 2008
Land	—	$730	$751
Buildings and improvements	3 – 40 years	4,418	4,351
Machinery and equipment	3 – 25 years	11,609	11,009
Furniture, fixtures and other	3 – 20 years	1,751	1,856
Assets held for lease	12 – 30 years	5,524	5,311

		24,032	23,278
Accumulated depreciation		(6,899)	(6,575)

		$17,133	$16,703

Property, plant and equipment of utilities and energy businesses is comprised of the following (in millions).

	Ranges of estimated useful life	March 31, 2009	December 31, 2008
Utility generation, distribution and transmission system	5 – 85 years	$33,274	$32,795
Interstate pipeline assets	3 – 67 years	5,648	5,649
Independent power plants and other assets	3 – 30 years	1,223	1,228
Construction in progress	—	1,666	1,668

		41,811	41,340
Accumulated depreciation		(13,075)	(12,886)

		$28,736	$28,454

The utility generation, distribution and transmission system and interstate pipeline assets are the regulated assets of public utility and natural gas pipeline subsidiaries. At March 31, 2009 and December 31, 2008, accumulated depreciation and amortization related to regulated assets was $12.6 billion and $12.5 billion, respectively. Substantially all of the construction in progress related to the construction of regulated assets.

Note 11.    Inventories

Inventories are comprised of the following (in millions).

	March 31, 2009	December 31, 2008
Raw materials	$1,078	$1,161
Work in process and other	594	607
Finished manufactured goods	2,606	2,580
Purchased goods	2,524	3,152

	$6,802	$7,500

Note 12.    Income taxes

The liability for income taxes as of March 31, 2009 and December 31, 2008 is as follows (in millions).

	March 31, 2009	December 31, 2008
Payable currently	$259	$161
Deferred	5,378	9,316
Other	810	803

	$6,447	$10,280

Notes To Interim Condensed Consolidated Financial Statements (Continued)

Note 13.    Notes payable and other borrowings

Notes payable and other borrowings of Berkshire and its subsidiaries are summarized below (in millions).

	March 31, 2009	December 31, 2008
Insurance and other:
Issued or guaranteed by Berkshire due 2009-2035	$2,395	$2,275
Issued by subsidiaries and not guaranteed by Berkshire due 2009-2041	1,934	2,074

	$4,329	$4,349

Debt issued or guaranteed by Berkshire includes short term borrowings of $1.9 billion as of March 31, 2009 and $1.8 billion as of December 31, 2008.

	March 31, 2009	December 31, 2008
Utilities and energy:
Issued by MidAmerican Energy Holdings Company (“MidAmerican”) and its subsidiaries and not guaranteed by Berkshire:
MidAmerican senior unsecured debt due 2012-2037	$5,121	$5,121
Subsidiary debt due 2009-2039	14,119	13,573
Other	491	451

	$19,731	$19,145

MidAmerican senior debt has a weighted average interest rate of about 6.3% as of March 31, 2009. Subsidiary debt of utilities and energy businesses represents amounts issued by subsidiaries of MidAmerican pursuant to separate financing agreements and has a weighted average interest rate of about 6% as of March 31, 2009. All or substantially all of the assets of certain utility subsidiaries are or may be pledged or encumbered to support or otherwise secure the debt. These borrowing arrangements generally contain various covenants including, but not limited to, leverage ratios, interest coverage ratios and debt service coverage ratios. As of March 31, 2009, MidAmerican and its subsidiaries were in compliance with all applicable covenants. Subsidiary debt with an aggregate par amount of $1.0 billion was issued in the first quarter of 2009. These borrowings mature in 2019 and 2039 and have interest rates of 5.5% and 6.0%.

	March 31, 2009	December 31, 2008
Finance and financial products:
Issued by Berkshire Hathaway Finance Corporation (“BHFC”) and guaranteed by Berkshire	$11,044	$10,778
Issued by other subsidiaries and guaranteed by Berkshire due 2009-2027	707	706
Issued by other subsidiaries and not guaranteed by Berkshire 2009-2036	2,004	1,904

	$13,755	$13,388

Debt issued by BHFC matures between 2010 and 2018 and pays interest at a weighted average rate of approximately 4.3% as of March 31, 2009. In April 2009, BHFC issued $750 million par amount of 4% notes due in 2012.

Note 14.    Shareholders’ equity

The following table summarizes Berkshire’s Class A and B common stock activity during the first quarter of 2009.

	Class A common stock (1,650,000 shares authorized) Issued and Outstanding	Class B common stock (55,000,000 shares authorized) Issued and Outstanding
Balance at December 31, 2008	1,059,001	14,706,996
Issuance of Class B common stock and conversions of Class A common stock to Class B	(1,492)	119,408

Balance at March 31, 2009	1,057,509	14,826,404

Notes To Interim Condensed Consolidated Financial Statements (Continued)

Note 14.    Shareholders’ equity (Continued)

Each share of Class A common stock ($5 par per share) is convertible, at the option of the holder, into thirty shares of Class B common stock ($0.1667 par per share). Class B common stock is not convertible into Class A common stock. Class B common stock has economic rights equal to one-thirtieth (1/30) of the economic rights of Class A common stock. Accordingly, on an equivalent Class A common stock basis, there are 1,551,722 shares outstanding at March 31, 2009 and 1,549,234 shares outstanding at December 31, 2008. Each Class A common share is entitled to one vote per share. Each Class B common share possesses the voting rights of one-two-hundredth (1/200) of the voting rights of a Class A share. Class A and Class B common shares vote together as a single class. In March 2009, Berkshire issued 74,574 shares of Class B common stock to acquire certain noncontrolling shareholder interests in MidAmerican.

Changes in shareholders’ equity for the first quarter of 2008 and 2009 are shown in the table below (in millions).

	Berkshire Hathaway shareholders’ equity
	Common stock and capital in excess of par value	Accumulated other comprehensive income	Retained earnings	Total	Non- controlling interests
Balance at December 31, 2007	$26,960	$21,620	$72,153	$120,733	$2,668
Net earnings (loss)	—	—	940	940	105
Other comprehensive income, net	—	(2,449)	—	(2,449)	(6)
Issuance of common stock	148	—	—	148	—
Other changes in noncontrolling interests:
Business acquisitions	—	—	—	—	1,712
Noncontrolling interests acquired	—	—	—	—	(205)

Balance at March 31, 2008	$27,108	$19,171	$73,093	$119,372	$4,274

Balance at December 31, 2008	$27,141	$3,954	$78,172	$109,267	$4,440
Net earnings (loss)	—	—	(1,534)	(1,534)	88
Other comprehensive income, net	—	(4,993)	—	(4,993)	(94)
Issuance of common stock	176	—	—	176	—
Other changes in noncontrolling interests:
Noncontrolling interests acquired	(227)	109	—	(118)	(313)

Balance at March 31, 2009	$27,090	$(930)	$76,638	$102,798	$4,121

Berkshire’s comprehensive income for the first quarter of 2009 and 2008 is shown in the table below (in millions).

	First Quarter
	2009	2008
Comprehensive income attributable to Berkshire:
Net earnings (loss)	$(1,534)	$940

Other comprehensive income:
Net change in unrealized appreciation of investments	(7,034)	(3,998)
Applicable income taxes	2,460	1,408
Foreign currency translation and other	(506)	103
Applicable income taxes	87	38

Other comprehensive income	(4,993)	(2,449)

Comprehensive income attributable to Berkshire	$(6,527)	$(1,509)

Comprehensive income of noncontrolling interests	$(6)	$99

Notes To Interim Condensed Consolidated Financial Statements (Continued)

Note 15.    Business segment data

Berkshire’s consolidated segment data for the first quarter of 2009 and 2008 is as follows (in millions).

	Revenues
	First Quarter
	2009	2008
Operating Businesses:
Insurance group:
Premiums earned:
GEICO	$3,261	$3,032
General Re	1,379	1,704
Berkshire Hathaway Reinsurance Group	3,087	984
Berkshire Hathaway Primary Group	456	489
Investment income	1,310	1,099

Total insurance group	9,493	7,308
Finance and financial products	1,009	1,158
Marmon	1,254	265
McLane Company	6,993	6,989
MidAmerican	2,949	3,394
Shaw Industries	1,003	1,224
Other businesses	4,795	6,391

	27,496	26,729
Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	(4,983)	(1,526)
Eliminations and other	271	(28)

	$22,784	$25,175

	Earnings (loss) before income taxes and equity method earnings
	First Quarter
	2009	2008
Operating Businesses:
Insurance group:
Underwriting:
GEICO	$148	$186
General Re	(16)	42
Berkshire Hathaway Reinsurance Group	203	29
Berkshire Hathaway Primary Group	4	25
Net investment income	1,298	1,089

Total insurance group	1,637	1,371
Finance and financial products	127	241
Marmon	162	28
McLane Company	143	73
MidAmerican	303	516
Shaw Industries	55	51
Other businesses	151	693

	2,578	2,973
Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	(4,983)	(1,526)
Interest expense, excluding interest allocated to operating businesses	(8)	(8)
Eliminations and other	(130)	14

	$(2,543)	$1,453

Notes To Interim Condensed Consolidated Financial Statements (Continued)

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

Notes To Interim Condensed Consolidated Financial Statements (Continued)

Note 16.    Contingencies (Continued)

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

Reference is made to Note 20 to the Annual Report on Form 10-K for the year ended December 31, 2008 for detailed discussion of such actions. There have been no material developments related to such actions since December 31, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings (loss) attributable to Berkshire are disaggregated in the table that follows. Amounts are after deducting income taxes and exclude earnings attributable to noncontrolling interests. Amounts are in millions.

	First Quarter
	2009	2008
Insurance – underwriting	$219	$181
Insurance – investment income	1,033	802
Utilities and energy	203	316
Manufacturing, service and retailing	258	487
Finance and financial products	78	147
Other	(86)	(2)
Investment and derivative gains/losses	(3,239)	(991)

Net earnings (loss) attributable to Berkshire	$(1,534)	$940

Berkshire’s operating businesses are managed on an unusually decentralized basis. There are essentially no centralized or integrated business functions (such as sales, marketing, purchasing, legal or human resources) and there is minimal involvement by Berkshire’s corporate headquarters in the day-to-day business activities of the operating businesses. Berkshire’s corporate office management participates in and is ultimately responsible for significant capital allocation decisions, investment activities and the selection of the Chief Executive to head each of the operating businesses. The business segment data (Note 15 to the Interim Condensed Consolidated Financial Statements) should be read in conjunction with this discussion.

The declines in global economic activity over the last half of 2008 (and in the fourth quarter in particular) continued through the first quarter of 2009. Berkshire’s operating results for the first quarter reflect those declines. Earnings of most of Berkshire’s diverse group of manufacturing, service and retailing businesses for the first quarter of 2009 declined compared to the first quarter of 2008. The effects from the current worldwide economic recession resulted in lower sales volume, revenues and profit margins as consumers have significantly curtailed spending, particularly for discretionary items.

Prices for equity securities also experienced significant declines over the first quarter of 2009, which negatively impacted the fair value of Berkshire’s equity investments (particularly in financial institutions). After-tax investment and derivative losses of $3.2 billion were included in earnings and primarily related to high yield credit default contracts, dispositions of certain equity securities and non-cash other-than-temporary impairment charges with respect to certain equity securities. The unrealized appreciation in Berkshire’s equity investment portfolio declined approximately $4.9 billion, after-tax, during the first quarter of 2009. However, as of May 7, the unrealized appreciation of such investments increased approximately $5.0 billion, after-tax, from the amount as of March 31. Berkshire also experienced a number of losses under its high yield credit default contracts as underlying issuers (who are usually highly leveraged) defaulted as a result of the slumping economy.

In response to the crises in the financial and capital markets and global recession, the U.S. and other governments around the world are taking measures to stabilize financial institutions, regulate markets (including over-the-counter derivatives markets) and stimulate economic activity. While management hopes such actions will prove successful, the potential impact on Berkshire is not clear at this time. It is expected that the current economic conditions will persist at least through 2009 before meaningful improvements become evident. Berkshire’s operating companies have taken and will continue to take cost reduction actions to manage through the current economic situation. Management believes that the economic franchises of Berkshire’s business operations remain intact and that operating results will ultimately return to more normal historical levels, although it cannot predict the timing of a recovery.

Insurance —Underwriting

Berkshire’s management views insurance businesses as possessing two distinct operations – underwriting and investing. Underwriting decisions are the responsibility of the unit managers; investing, with limited exception, is the responsibility of Berkshire’s Chairman and CEO, Warren E. Buffett. Accordingly, Berkshire evaluates performance of underwriting operations without any allocation of investment income.

Berkshire’s principal insurance and reinsurance underwriting units are: (1) GEICO, (2) General Re, (3) Berkshire Hathaway Reinsurance Group and (4) Berkshire Hathaway Primary Group. Through General Re, Berkshire also reinsures life and health risks.

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

A summary follows of underwriting results from Berkshire’s insurance businesses. Amounts are in millions.

	First Quarter
	2009	2008
Underwriting gain (loss) attributable to:
GEICO	$148	$186
General Re	(16)	42
Berkshire Hathaway Reinsurance Group	203	29
Berkshire Hathaway Primary Group	4	25

Pre-tax underwriting gain	339	282
Income taxes and noncontrolling interests	120	101

Net underwriting gain	$219	$181

GEICO

GEICO provides primarily private passenger automobile coverages to insureds in 49 states and the District of Columbia. GEICO policies are marketed mainly by direct response methods in which customers apply for coverage directly to the company via the Internet, over the telephone or through the mail. This is a significant element in GEICO’s strategy to be a low-cost insurer. In addition, GEICO strives to provide excellent service to customers, with the goal of establishing long-term customer relationships. GEICO’s underwriting results are summarized in the table below. Dollar amounts are in millions.

	First Quarter
	2009		2008
	Amount	%	Amount	%
Premiums earned	$3,261	100.0	$3,032	100.0

Losses and loss adjustment expenses	2,514	77.1	2,285	75.4
Underwriting expenses	599	18.4	561	18.5

Total losses and expenses	3,113	95.5	2,846	93.9

Pre-tax underwriting gain	$148		$186

Premiums earned in the first quarter of 2009 were $3,261 million, an increase of $229 million (7.6%) over the first quarter of 2008. The growth in premiums earned for voluntary auto was 7.4%, reflecting a 10.3% increase in policies-in-force, partially offset by a slight decline in average premiums per policy compared to 2008. The number of policies-in-force increased in 2009 as more consumers switched to GEICO to save money, which management believes is in response to the economic recession. The weakening economy is also believed to be causing customers to raise policy deductibles and reduce coverage in order to save money. Policies-in-force over the last twelve months increased 8% in the preferred risk auto markets and 16% in the standard and nonstandard auto markets. Voluntary auto new business sales in the first quarter of 2009 increased 32% versus 2008. Voluntary auto policies-in-force at March 31, 2009 were 430,000 greater than at December 31, 2008.

Losses and loss adjustment expenses incurred in the first quarter of 2009 were $2,514 million, an increase of $229 million (10.0%) over the first quarter of 2008. The loss ratio was 77.1% in the first quarter of 2009 compared to 75.4% in 2008. The higher loss ratio in 2009 reflected an overall increase in average claim severities and the effect of lower average premiums per policy, partially offset by overall declines in claim frequencies. Average injury severities in 2009 increased in the four to seven

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Underwriting (Continued)

GEICO (Continued)

percent range while average physical damage severities increased in the three to five percent range over 2008. Claims frequencies in 2009 for physical damage coverages decreased in the five to seven percent range from 2008 while frequencies for injury coverages decreased in the two to four percent range. Incurred losses from catastrophe events for the first quarter of 2009 and 2008 were insignificant. Management anticipates that loss ratios over the remainder of 2009 will be generally higher than in 2008, resulting in comparatively lower underwriting gains. Underwriting expenses in the first quarter of 2009 increased 6.8% over 2008 to $599 million due to higher policy issuance costs and increased salary and employee benefit expenses.

General Re

General Re conducts a reinsurance business offering property and casualty and life and health coverages to clients worldwide. Property and casualty reinsurance is written in North America on a direct basis through General Reinsurance Corporation and internationally through Cologne Re (based in Germany) and other wholly-owned affiliates. Property and casualty reinsurance is also written through brokers with respect to Faraday in London. Life and health reinsurance is written worldwide through Cologne Re. General Re strives to generate underwriting gains in essentially all product lines. Underwriting performance is not evaluated based upon market share and underwriters are instructed to reject inadequately priced risks. General Re’s underwriting results are summarized in the following table. Amounts are in millions.

	First Quarter
	Premiums earned		Pre-tax underwriting gain (loss)
	2009	2008	2009	2008
Property/casualty	$763	$1,038	$(23)	$15
Life/health	616	666	7	27

	$1,379	$1,704	$(16)	$42

Property/casualty

Property/casualty premiums earned in the first quarter of 2009 and 2008 were $763 million and $1,038 million, respectively. Premiums earned in the first quarter of 2008 included $205 million with respect to a reinsurance-to-close transaction that increased General Re’s economic interest in the runoff of Lloyd’s Syndicate 435’s 2000 year of account from 39% to 100%. Under this transaction, General Re also assumed a corresponding amount of net loss reserves. As a result, the transaction had no impact on net underwriting gains in the first quarter of 2008. There was no similar transaction in 2009.

Excluding the effect of the reinsurance-to-close transaction mentioned above and the effects of currency rate changes, premiums earned in the first quarter of 2009 were relatively unchanged from 2008. Premium volume in 2009 may remain flat or slightly increase over 2008 if current market conditions continue.

Underwriting results in the first quarter of 2009 included $34 million of underwriting losses from property business partially offset by $11 million of underwriting gains from casualty/workers’ compensation business. The property results in 2009 included $71 million of catastrophe losses primarily from winter storm Klaus in Europe and the Victoria bushfires in Australia. The timing and magnitude of catastrophe and large individual losses produces significant volatility in periodic underwriting results. The pre-tax underwriting gains from casualty/workers’ compensation business reflects favorable run-off of prior years’ loss reserves.

Underwriting results in the first quarter of 2008 produced an underwriting gain of $15 million which included $46 million of property gains and $31 million of casualty and workers’ compensation losses. Property results for the first quarter of 2008 included a $32 million loss from winter storm Emma in Germany.

Life/health

Premiums earned in the first quarter of 2009 were $616 million, a decrease of $50 million (7.5%) from 2008. Excluding the effects of changes in foreign currency exchange rates, premiums earned in 2009 increased by 3.9% over the first quarter of 2008. The increase in premium volume was primarily due to increased life business in the international segment. Underwriting results for the life/health operations produced underwriting gains of $7 million and $27 million in the first quarter of 2009 and 2008, respectively. The decline in underwriting gains in 2009 was primarily due to higher mortality rates in the life business.

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

	First Quarter
	Premiums earned		Pre-tax underwriting gain (loss)
	2009	2008	2009	2008
Catastrophe and individual risk	$254	$217	$153	$174
Retroactive reinsurance	1,809	—	(107)	(121)
Other multi-line	1,024	767	157	(24)

	$3,087	$984	$203	$29

Premiums earned in the first quarter of 2009 from catastrophe and individual risk contracts increased $37 million (17%) versus the first quarter of 2008. The level of business written in a given period will vary significantly due to changes in market conditions and management’s assessment of the adequacy of premium rates. Underwriting results for the first quarter of 2009 and 2008 reflected no significant catastrophe losses.

Premiums from retroactive reinsurance in the first quarter of 2009 included 2 billion Swiss Francs (“CHF”) (approximately $1.7 billion) from an adverse loss development contract with Swiss Reinsurance Company Limited and its affiliates (“Swiss Re”) covering substantially all of Swiss Re’s non-life insurance losses and allocated loss adjustment expenses for loss events occurring prior to January 1, 2009. The Swiss Re contract provides aggregate limits of indemnification of 5 billion CHF in excess of a retention of Swiss Re’s reported loss reserves (58.725 billion CHF) less 2 billion CHF. The impact on underwriting results from this contract was negligible as the premiums earned were offset by a corresponding amount of losses incurred.

Retroactive policies generally provide very large, but limited, indemnification of unpaid losses and loss adjustment expenses with respect to past loss events that are generally expected to be paid over long periods of time. The underwriting losses from retroactive policies primarily represent the periodic amortization of deferred charges established at the inception of the contracts. At March 31, 2009, unamortized deferred charges for all of BHRG’s retroactive contracts were approximately $3.8 billion and gross unpaid losses were approximately $18.4 billion.

Premiums earned in the first quarter of 2009 from other multi-line business were $1,024 million, an increase of $257 million over the first quarter of 2008. Premiums earned in the first quarter included $665 million in 2009 and $139 million in 2008 from the five-year 20% quota-share contract with Swiss Re covering substantially all of Swiss Re’s property/casualty risks incepting from January 1, 2008. Excluding the Swiss Re quota-share contract, other multi-line business premiums earned declined $269 million (43%) versus 2008, primarily due to lower property volume. Other multi-line reinsurance produced an underwriting gain of $157 million in the first quarter of 2009 versus a $24 million loss in 2008. Underwriting results in 2009 reflected underwriting gains under the Swiss Re quota-share contract, improved loss ratios for property business and increased foreign currency transaction gains on reinsurance liabilities denominated in foreign currencies.

Berkshire Hathaway Primary Group

Premiums earned in the first quarter by Berkshire’s various primary insurers were $456 million in 2009 and $489 million in 2008. For the first quarter, Berkshire’s primary insurers produced underwriting gains of $4 million in 2009 and $25 million in 2008. Underwriting results in the first quarter of 2009 were lower for most of the primary insurance operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Investment Income

A summary of net investment income of Berkshire’s insurance operations follows. Amounts are in millions.

	First Quarter
	2009	2008
Investment income before taxes, noncontrolling interests and equity method earnings	$1,298	$1,089
Income taxes and noncontrolling interests	348	287

Net investment income before equity method earnings	950	802
Equity method earnings	83	—

Net investment income	$1,033	$802

Investment income consists of interest and dividends earned on cash equivalents and fixed maturity and equity investments of Berkshire’s insurance businesses. Pre-tax investment income earned in the first quarter of 2009 exceeded amounts earned in 2008 by $209 million. The increase in investment income in 2009 primarily reflected earnings from several large investments made during the fourth quarter of 2008, partially offset by lower earnings on cash and cash equivalents due to lower interest rates and lower average cash balances in 2009.

In October 2008, Berkshire subsidiaries acquired the Wrigley, Goldman Sachs and General Electric securities for an aggregate cost of $14.5 billion and in March 2009 Berkshire invested 3 billion CHF in a 12% convertible perpetual instrument of Swiss Re. In addition, on April 1, 2009, Berkshire invested $3 billion in an 8.5% Cumulative Convertible Perpetual Preferred Stock of The Dow Chemical Company. See Note 6 to the Interim Condensed Consolidated Financial Statements. Interest and dividends from these securities will be approximately $2 billion per annum, which is expected to produce comparative increases in investment income over the remainder of 2009. However, dividends from Berkshire’s investments in Wells Fargo and U.S. Bancorp common stock will be comparatively lower in 2009 as a result of dividend rate cuts announced by those companies.

Beginning in 2009, investment income also includes earnings from equity method investments (BNSF and Moody’s). Equity method earnings represents Berkshire’s proportionate share of the net earnings of these companies. Dividends earned on these investments in the first quarter of 2009 were $36 million, but were not reflected in Berkshire’s earnings through the application of the equity method. For the first quarter of 2008, dividends earned from these investments ($25 million) were included in investment income.

A summary of cash and investments held in Berkshire’s insurance businesses follows. Amounts are in millions.

	March 31, 2009	Dec. 31, 2008	March 31, 2008
Cash and cash equivalents	$16,828	$18,845	$26,086
Equity securities	37,464	48,892	72,283
Fixed maturity securities	29,138	26,932	31,098
Other *	25,152	21,535	—

	$108,582	$116,204	$129,467

*	Other investments include the investments in Wrigley, Goldman Sachs, General Electric and Swiss Re as well as investments in BNSF and Moody’s, which beginning as of December 31, 2008 are accounted for under the equity method. At March 31, 2008, investments in BNSF and Moody’s are included in equity securities.

Fixed maturity securities as of March 31, 2009 were as follows. Amounts are in millions.

	Amortized Cost	Unrealized Gains/Losses	Fair Value
U.S. Treasury, government corporations and agencies	$2,522	$95	$2,617
States, municipalities and political subdivisions	4,050	268	4,318
Foreign governments	9,274	299	9,573
Corporate bonds, investment grade	5,456	76	5,532
Corporate bonds, non-investment grade	5,340	(1,006)	4,334
Mortgage-backed securities	2,765	(1)	2,764

	$29,407	$(269)	$29,138

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Investment Income (Continued)

All U.S. government obligations are rated AAA by the major rating agencies and approximately 85% of all state, municipal and political subdivisions, foreign government obligations and mortgage-backed securities were rated AA or higher. Non-investment grade securities represent securities that are rated below BBB- or Baa3.

Invested assets derive from shareholder capital and reinvested earnings as well as net liabilities assumed under insurance contracts or “float.” The major components of float are unpaid losses, unearned premiums and other liabilities to policyholders less premiums and reinsurance receivables, deferred charges assumed under retroactive reinsurance contracts and deferred policy acquisition costs. Float was approximately $60 billion at March 31, 2009 and $58 billion as of December 31, 2008. The cost of float, as represented by the ratio of pre-tax underwriting gain or loss to average float, was negative in 2009 and 2008, as Berkshire’s insurance businesses generated underwriting gains in each period.

Utilities and Energy (“MidAmerican”)

Revenues and earnings from MidAmerican are summarized below. Amounts are in millions.

	First Quarter
	Revenues		Earnings
	2009	2008	2009	2008
MidAmerican Energy Company	$1,138	$1,378	$108	$134
PacifiCorp	1,131	1,107	184	168
Natural gas pipelines	340	344	192	192
U.K. utilities	193	289	68	120
Real estate brokerage	178	245	(13)	(19)
Other	(31)	31	(156)	4

	$2,949	$3,394

Earnings before corporate interest and income taxes			383	599
Interest, other than to Berkshire			(80)	(83)
Interest on Berkshire junior debt			(18)	(23)
Income taxes and noncontrolling interests			(68)	(151)

Net earnings			$217	$342

Earnings attributable to Berkshire *			$203	$316

Debt owed to others at March 31			$19,731	$19,640
Debt owed to Berkshire at March 31			$587	$821

*	Net of noncontrolling interests and includes interest earned by Berkshire (net of related income taxes).

Berkshire currently owns an 89.5% interest in MidAmerican Energy Holdings Company (“MidAmerican”), an international energy company. MidAmerican’s domestic regulated energy interests are comprised of two regulated utility companies and two interstate natural gas pipeline companies with over 17,000 miles of pipeline in operation. In the United Kingdom, electricity distribution subsidiaries serve about 3.8 million electricity end users. The rates that MidAmerican’s utilities, electricity distribution businesses and natural gas pipelines charge customers for energy and other services are generally subject to regulatory approval. Rates are based in large part on the costs of business operations, including a return on capital. To the extent these operations are not allowed to include such costs in the approved rates, operating results will be adversely affected. In addition, MidAmerican’s other businesses include a diversified portfolio of independent power projects and the second-largest residential real estate brokerage firm in the United States.

First quarter 2009 revenues of MidAmerican Energy Company (“MEC”) declined $240 million (17%) from 2008. In 2009, MEC’s regulated natural gas revenues were $183 million less than 2008, primarily due to lower average per-unit cost of gas sold, which is directly passed through to customers, and to lower sales volume (decreased demand due to warmer temperatures). In addition, MEC’s regulated electricity revenues in 2009 declined $39 million from 2008 primarily due to a 28% decrease in average wholesale prices, reflecting reduced demand. First quarter 2009 earnings before corporate interest and income taxes (“EBIT”) of MEC declined $26 million (19%) from 2008 due primarily to the decline in electricity revenues.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Utilities and Energy (“MidAmerican”) (Continued)

PacifiCorp’s aggregate revenues in the first quarter of 2009 ($1,131 million) increased slightly ($24 million or 2%) versus 2008 reflecting small increases in retail revenues and small decreases in wholesale revenues. EBIT increased $16 million (10%) compared to 2008, reflecting higher revenues and lower energy costs, partially offset by increased depreciation and interest expense.

Natural gas pipelines revenues and EBIT in 2009 were relatively unchanged from 2008. U.K. utility revenues in the first quarter of 2009 declined $96 million (33%) versus 2008 principally due to the impact from foreign currency exchange rates as a result of a much stronger U.S. Dollar in 2009 and, to a lesser extent, from lower distribution revenues. EBIT of the U.K. utilities in the first quarter of 2009 decreased $52 million (43%) from 2008, most of which was attributable to foreign currency exchange rate changes.

Real estate brokerage revenues in the first quarter of 2009 declined $67 million (27%) from 2008 due to declines in transaction volume and lower home sales prices, reflecting the continuing weakness in U.S. housing markets. The real estate brokerage business generated a pre-tax loss of $13 million in 2009, a $6 million decrease from the loss in the first quarter of 2008. The impact of the revenue decline was offset by lower commission and other operating expenses.

Other EBIT in the first quarter of 2009 included a $56 million loss associated with the Constellation Energy common stock investment and $125 million in stock-based compensation expense as a result of the purchase of common stock issued by MidAmerican upon the exercise of the last remaining stock options that had been granted to certain members of management at the time of Berkshire’s acquisition of MidAmerican in 2000.

Manufacturing, Service and Retailing

Many of Berkshire’s subsidiaries are engaged in a wide variety of manufacturing, service and retailing businesses. A comparison of revenues and pre-tax earnings for Berkshire’s manufacturing, service and retailing businesses follows. Amounts are in millions.

	First Quarter
	Revenues		Earnings
	2009	2008	2009	2008
Marmon	$1,254	$265	$162	$28
McLane Company	6,993	6,989	143	73
Shaw Industries	1,003	1,224	55	51
Other manufacturing	2,632	3,503	121	452
Other service	1,506	2,126	14	209
Retailing	657	762	16	32

	$14,045	$14,869

Pre-tax earnings			$511	$845
Income taxes and noncontrolling interests			253	358

			$258	$487

Marmon

Berkshire acquired a 60% interest in Marmon Holdings, Inc. (“Marmon”) on March 18, 2008 and currently owns a 63.6% interest. Marmon’s revenues, costs and expenses are included in Berkshire’s Consolidated Financial Statements beginning as of that date. See Note 3 to the Interim Condensed Consolidated Financial Statements for additional information concerning the acquisition and Marmon’s operations. For the full three months ended March 31, 2009, Marmon’s revenues and earnings were $1.3 billion and $162 million, respectively, representing a 27% decrease in revenues and 23% decrease in earnings from the comparable 2008 quarterly results. While all eleven sectors were impacted by the ongoing economic recession and financial stresses, the earnings decreases were primarily in the Distribution Services, Transportation Services & Engineered Products and Highway Technologies sectors. The Building Wire, Retail Store Fixtures, Food Service Equipment and Water Treatment sectors, on the other hand, achieved earnings approximately equal to the first quarter of 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Manufacturing, Service and Retailing (Continued)

McLane Company

McLane’s revenues for the first quarter of 2009 ($6,993 million) were essentially unchanged from 2008. Pre-tax earnings for the first quarter of 2009 were $143 million, an increase of $70 million (96%) over 2008. Earnings for the first quarter of 2009 included the net impact of a substantial inventory price change gain associated with an increase in federal excise taxes on cigarettes that became effective April 1, 2009. Many tobacco manufacturers, in anticipation of the tax increase, raised prices in March, which allowed McLane to generate a one-time price change gain. The one-time inventory price gain was partially offset by a federally mandated one-time floor stock tax on related inventory held. Increases in federal excise taxes are expected to have a negative effect on future sales and gross margin rates.

McLane’s business is marked by high sales volume and very low profit margins and has been subject to increased price competition in recent years. The gross margin rate was 6.95% in 2009 versus 6.03% in 2008. Approximately one-third of McLane’s annual revenues are from Wal-Mart. A curtailment of purchasing by Wal-Mart could have a material adverse impact on the earnings of McLane.

Shaw Industries

Shaw Industries’ revenues in the first quarter of 2009 were $1,003 million, a decrease of $221 million (18%) from the first quarter of 2008. The decline in revenues was driven by comparatively lower sales unit volume, partially offset by higher average selling prices. Pre-tax earnings for the first quarter of 2009 were $55 million, a slight increase over the first quarter of 2008. Operating margins improved as a result of lower raw material costs, partially offset by relatively higher operating costs attributable to decreased plant operating levels and costs related to plant closures during the quarter. Operating results for the first quarter of 2009 reflect the effects of the ongoing recession and the slow residential real estate activity.

Other manufacturing

Berkshire’s other manufacturing businesses include a wide array of businesses. Included in this group are several manufacturers of building products (Acme Building Brands, Benjamin Moore, Johns Manville and MiTek) and apparel (led by Fruit of the Loom which includes the Russell athletic apparel and sporting goods business and the Vanity Fair Brands women’s intimate apparel business). Also included in this group are Forest River, a leading manufacturer of leisure vehicles and ISCAR Metalworking Companies (“IMC”), an industry leader in the metal cutting tools business with operations worldwide.

Revenues from other manufacturing activities for the first quarter of 2009 were $2,632 million, a decrease of $871 million (25%) from 2008. Nearly all of the businesses in this group experienced the adverse effects of the global economic recession. First quarter 2009 revenues declined significantly (apparel businesses—13%; building products businesses—26%; and other businesses—32%), as consumers and customers dramatically cut purchases. In addition, IMC which derives most of its revenue outside of the U.S., was negatively affected by weaker currency exchange rates relative to the U.S Dollar.

Pre-tax earnings of the other manufacturing businesses were $121 million in the first quarter of 2009, a decrease of $331 million (73%) versus 2008. The declines in earnings reflected the dramatic drop in revenues as well as relatively higher costs resulting from lower manufacturing efficiencies. Lower earnings were generated by essentially all of these businesses. Each has taken actions to reduce costs, slow production and reduce or delay capital spending until the economy improves.

Other service

Berkshire’s other service businesses include NetJets, the world’s leading provider of fractional ownership programs for general aviation aircraft and FlightSafety, a provider of high technology training to operators of aircraft. Among the other businesses included in this group are: TTI, a leading electronic components distributor; Business Wire, a leading distributor of corporate news, multimedia and regulatory filings; The Pampered Chef, a direct seller of high quality kitchen tools; International Dairy Queen, a licensor and service provider to about 5,700 stores that offer prepared dairy treats and food; The Buffalo News, a publisher of a daily and Sunday newspaper; and businesses that provide management and other services to insurance companies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Manufacturing, Service and Retailing (Continued)

Other service (Continued)

Revenues of the other service businesses were $1,506 million in the first quarter of 2009, a decrease of $620 million (29%) compared to 2008. Pre-tax earnings were $14 million in 2009, a decrease of $195 million (93%) from 2008. Revenues of NetJets in 2009 as compared to 2008 declined significantly as a result of an 80% decline in aircraft sales as well as lower flight revenue hours. The decrease in revenues and pre-tax earnings reflects the negative impact of the global recession on substantially all of Berkshire’s other service businesses and in particular, NetJets’ fractional ownership business which reported a pre-tax loss of $96 million (includes writedowns of aircraft of approximately $55 million) as compared to pre-tax earnings of $45 million in 2008.

Retailing

Berkshire’s retailing operations consist of four home furnishings businesses (Nebraska Furniture Mart, R.C. Willey, Star Furniture and Jordan’s), three jewelry businesses (Borsheims, Helzberg and Ben Bridge) and See’s Candies. Revenues of the retailing businesses were $657 million in the first quarter of 2009, a decrease of $105 million (14%) compared to 2008. Pre-tax earnings in the first quarter of 2009 were $16 million, a decrease of $16 million (50%) from 2008. Throughout 2008 and in the fourth quarter in particular, as the impact of the economic recession in the U.S. worsened, consumer spending declined. These conditions continued through the first quarter of 2009. First quarter revenues and pre-tax earnings declined in both the jewelry and home furnishings businesses as a result of the general economic conditions and were lower at See’s due primarily to the timing of the Easter holiday.

Finance and Financial Products

A summary of revenues and pre-tax earnings from Berkshire’s finance and financial products businesses follows. Amounts are in millions.

	First Quarter
	Revenues		Earnings
	2009	2008	2009	2008
Manufactured housing and finance	$727	$817	$42	$115
Furniture/transportation equipment leasing	173	190	3	18
Other	109	151	82	108

	$1,009	$1,158

Pre-tax earnings			$127	$241
Income taxes and noncontrolling interests			49	94

			$78	$147

Revenues in the first quarter of 2009 from manufactured housing and finance activities (Clayton Homes) declined $90 million (11%) from 2008 due primarily to a 25% decline in home unit sales, partially offset by a 7% increase in interest from installment loans. The increase in interest reflects higher average installment loan balances in 2009 versus 2008 due primarily to portfolio acquisitions in 2008. Installment loan balances were approximately $12.5 billion as of March 31, 2009, relatively unchanged from year end 2008. Pre-tax earnings of Clayton Homes in the first quarter of 2009 were $42 million, a decrease of $73 million (63%) compared with 2008. Pre-tax earnings for the first quarter of 2009 reflected a $38 million increase in the provision for loan losses, lower earnings from manufacturing as a result of lower unit sales, lower capacity utilization and increased interest expense. Pre-tax earnings in the first quarter of 2008 included a $22 million gain from the sale of certain housing community assets.

Revenues and pre-tax earnings from furniture and transportation equipment leasing activities in 2009 declined $17 million and $15 million, respectively, compared to 2008. The declines primarily reflect lower rental income driven by relatively low utilization rates for over-the-road trailer and storage units. Significant cost components of this business are fixed (depreciation and facility expenses), so pre-tax earnings generally change disproportionately to revenues. Revenues and operating results of Clayton Homes and the leasing businesses have been negatively affected by the economic recession as well as the credit crisis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Finance and Financial Products (Continued)

Earnings from other finance business activities consist primarily of interest income earned on short-term and fixed maturity investments and from a small portfolio of commercial real estate loans. In addition, other activities include earnings from a 100 basis point interest rate spread on the $11 billion in BHFC’s borrowings, which are used in connection with Clayton Homes’ installment lending activities. A corresponding charge is reflected in Clayton Homes’ earnings.

Investment and Derivative Gains/Losses

A summary of investment and derivative gains and losses follows. Amounts are in millions.

	First Quarter
	2009	2008
Investment gains/losses –
Sales and other	$(370)	$115
Other-than-temporary impairments	(3,096)	—
Derivative gains/losses	(1,517)	(1,641)

Gains/losses before income taxes and noncontrolling interests	(4,983)	(1,526)
Income taxes and noncontrolling interests	(1,744)	(535)

Net gains/losses	$(3,239)	$(991)

Investment gains or losses are recognized upon the sales of investments, recognition of non-cash other-than-temporary impairment losses or as otherwise required under GAAP. The timing of realized gains or losses from sales can have a material effect on periodic earnings. However, such gains or losses usually have little, if any, impact on total shareholders’ equity because most equity and fixed maturity investments are carried at fair value with any unrealized gain or loss included as a component of accumulated other comprehensive income.

Investment losses from other-than-temporary impairments for the first quarter of 2009 predominantly relate to Berkshire’s investment in ConocoPhillips common stock. The market price of ConocoPhillips shares declined sharply over the last half of 2008. In the first quarter of 2009, Berkshire sold approximately 13.7 million shares of ConocoPhillips and sold additional shares in April. Although Berkshire expects the market price for ConocoPhillips shares to increase over time to levels that exceed original cost, Berkshire may sell some additional shares before the price recovers. Sales in 2009 were or may be in anticipation of other investment opportunities, to increase overall liquidity and to carry back realized capital losses to prior years for income tax purposes. Capital losses can be carried back three years and carried forward five years for federal income tax purposes. Income taxes of approximately $690 million that were paid on capital gains in 2006 will be fully recoverable if capital losses of at least $1.98 billion are generated by the end of 2009. Since a significant portion of the decline in the market value of Berkshire’s investment in ConocoPhillips occurred during the last half of 2008, a significant portion of the other-than-temporary impairment losses recorded in earnings in the first quarter of 2009 was recognized in other comprehensive income as of December 31, 2008.

Berkshire considers several factors in determining other-than-temporary impairment losses including the current and expected long-term business prospects of the issuer, the length of time and relative magnitude of the price decline and its ability and intent to hold the investment until the price recovers.

Derivative gains/losses primarily represent the non-cash changes in fair value of credit default and equity index put option contracts. Changes in the fair values of these contracts are reflected in earnings and can be significant, reflecting the volatility of equity and credit markets. Management does not view the periodic gains or losses from the changes in fair value as meaningful given the volatile nature of equity and credit markets over short periods of time. Losses from derivative contracts in the first quarter of 2009 were primarily attributable to the high yield credit default contracts whereas the losses in the first quarter of 2008 were principally related to the equity index put option contracts.

Losses from the high yield credit default contracts for the first quarter of 2009 were approximately $1.3 billion, which reflected several defaults and the widening of credit default spreads with respect to the underlying non-investment grade issuers. These issuers are typically highly leveraged and therefore dependent on having ongoing access to the capital markets. The freezing of the credit markets in 2008 and 2009 was detrimental to these issuers. As a result, several defaults occurred in the first quarter of 2009 and additional defaults occurred in April. In the first quarter of 2009, credit default loss payments were approximately $675 million and additional payments of approximately $450 million were made since March 31.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Investment and Derivative Gains/Losses (Continued)

In the first quarter of 2009, losses from equity index put option contracts were $166 million, reflecting declines in the equity indexes which were partially offset by the impact of a stronger U.S. Dollar on non-U.S. index contracts. In the first quarter of 2008, losses from the equity index put option contracts of approximately $1.2 billion were principally attributable to changes in the estimated fair value of the contracts as a result of declines in equity indexes and declines in the value of the U.S. Dollar versus the Euro and Japanese Yen. Berkshire’s payment obligations under equity index put option contracts are determined as of the contract expiration dates, which begin in 2019.

Financial Condition

Berkshire’s balance sheet continues to reflect significant liquidity and a strong capital base. Consolidated Berkshire shareholders’ equity at March 31, 2009 was $102.8 billion, a decline of $6.5 billion from December 31, 2008. The decline was principally attributable to after-tax unrealized losses on the consolidated portfolio of investments in equity securities during the first quarter of 2009. Consolidated cash and invested assets of insurance and other businesses was approximately $114.8 billion at March 31, 2009, a decline of about $7.2 billion from December 31, 2008 which was principally due to the declines in the values of investments in equity securities. Cash and cash equivalents of insurance and other businesses was $22.7 billion as of March 31, 2009. Berkshire’s invested assets are held predominantly in its insurance businesses.

During the first quarter of 2009, Berkshire acquired a 12% convertible perpetual instrument issued by Swiss Re for an additional $2.7 billion. On April 1, 2009, Berkshire invested $3 billion in an 8.5% Cumulative Convertible Perpetual Preferred Stock of The Dow Chemical Company. Investment income generated by these investments will greatly exceed income currently earned on short-term investments (which, for the first quarter of 2009 was at rates, generally, less than 0.50% per annum).

Capital expenditures of the utilities and energy businesses in the first quarter of 2009 were approximately $812 million. Forecasted capital expenditures for 2009 are estimated at $3.5 billion. MidAmerican intends to fund these capital expenditures with cash flows from operations and debt proceeds. MidAmerican’s borrowings were $19.7 billion at March 31, 2009, an increase of $586 million from December 31, 2008. During the first quarter of 2009, MidAmerican issued $350 million of 5.5% bonds maturing in 2019 and $650 million of 6.0% bonds maturing in 2039. Notes payable and other borrowings maturing over the remainder of 2009 is $226 million and an additional $1.26 billion is due before the end of 2011. Berkshire has committed until February 28, 2011 to provide up to $3.5 billion of additional capital to MidAmerican to permit the repayment of its debt obligations or to fund its regulated utility subsidiaries. Berkshire does not intend to guarantee the repayment of debt by MidAmerican or any of its subsidiaries.

Assets of the finance and financial products businesses, which consisted primarily of loans and finance receivables, fixed maturity securities and cash and cash equivalents, were approximately $23.9 billion as of March 31, 2009 and at December 31, 2008. Liabilities were $31.7 billion as of March 31, 2009 and $30.7 billion at December 31, 2008. As of March 31, 2009, notes payable and other borrowings of $13.8 billion included $11.0 billion of medium-term notes issued by Berkshire Hathaway Finance Corporation (“BHFC”). In the first quarter of 2009, BHFC issued $250 million of 5.4% notes due in 2018 and in April 2009 issued $750 million of 4.0% notes due in 2012. The BHFC notes are unsecured and mature at various dates extending through 2018, beginning with a $1.5 billion maturity in January 2010. The proceeds from the medium-term notes were used to finance originated and acquired loans of Clayton Homes. The full and timely payment of principal and interest on the notes is guaranteed by Berkshire.

During 2008 and continuing into 2009, access to credit markets became limited as a consequence of the ongoing worldwide credit crisis. As a result, interest rates for investment grade corporate issuers increased relative to government obligations, even for companies with strong credit histories and ratings. Although management believes that the credit crisis is temporary and that Berkshire has ample liquidity and capital to withstand these conditions, restricted access to credit markets over longer periods could have a significant negative impact on operations, particularly the utilities and energy businesses and the finance and financial products operations. Management believes that it currently maintains ample liquidity to cover its existing contractual obligations and provide for contingent liquidity needs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Contractual Obligations

Berkshire and its subsidiaries are parties to contracts associated with ongoing business and financing activities, which will result in cash payments to counterparties in future periods. Certain obligations reflected in the Condensed Consolidated Balance Sheets, such as notes payable, require future payments on contractually specified dates and in fixed and determinable amounts. The timing and amount of the payment of other obligations, such as unpaid property and casualty loss reserves and long duration credit default and equity index put option contracts, are contingent upon the outcome of future events. Actual payments will likely vary, perhaps significantly, from estimates.

Other obligations pertain to the acquisition of goods or services in the future, which are not currently reflected in the financial statements, such as minimum rentals under operating leases. Berkshire’s consolidated contractual obligations as of March 31, 2009 did not change materially from those disclosed in “Contractual Obligations,” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2008. However, as a result of the impact of the global economic recession, certain aircraft purchase commitments with respect to the NetJets operation have been delayed.

Critical Accounting Policies

In applying certain accounting policies, Berkshire’s management is required to make estimates and judgments regarding transactions that have occurred and ultimately will be settled several years in the future. Amounts recognized in the financial statements from such estimates are necessarily based on assumptions about numerous factors involving varying, and possibly significant, degrees of judgment and uncertainty. Accordingly, the amounts currently recorded in the financial statements may prove, with the benefit of hindsight, to be inaccurate. Reference is made to “Critical Accounting Policies” discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2008 for additional discussion regarding these estimates.

Berkshire’s Condensed Consolidated Balance Sheet as of March 31, 2009 includes estimated liabilities for unpaid losses from property and casualty insurance and reinsurance contracts of $58.5 billion. Due to the inherent uncertainties in the process of establishing loss reserve amounts, the actual ultimate claim amounts will likely differ from the currently recorded amounts. A very small percentage change in estimates of this magnitude will result in a material effect on reported earnings. The effects from changes in these estimates are recorded as a component of losses incurred in the period of the change.

Berkshire’s Condensed Consolidated Balance Sheet as of March 31, 2009 includes goodwill of acquired businesses of $33.8 billion. A significant amount of judgment is required in performing goodwill impairment tests. Such tests include periodically determining or reviewing the estimated fair value of Berkshire’s reporting units. There are several methods of estimating a reporting unit’s fair value, including market quotations, asset and liability fair values and other valuation techniques, such as discounted projected future net earnings and multiples of earnings. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then individual assets, including identifiable intangible assets, and liabilities of the reporting unit are estimated at fair value. The excess of the estimated fair value of the reporting unit over the estimated fair value of net assets would establish the implied value of goodwill. The excess of the recorded amount of goodwill over the implied value is then charged to earnings as an impairment loss. Although Berkshire has not concluded that any significant amounts of goodwill were impaired in recent years, the ultimate length and depth of the ongoing economic recession could adversely impact the long-term economic values of certain of its businesses and result in impairment charges in future periods. Conversely, in light of Berkshire’s strong capital position, the current recession may enhance the long-term economic value of Berkshire’s subsidiaries.

Berkshire’s consolidated financial position reflects very significant amounts of invested assets and derivative contract liabilities that are measured at fair value. A substantial portion of invested assets are carried at fair value based upon current market quotations and, when not available, based upon fair value pricing matrices or models. Derivative contract values reflect estimates of the amounts at which the contracts could be exchanged based upon varying levels of observable market information and other assumptions. Certain of Berkshire’s fixed maturity securities are not actively traded in the securities markets, and loans and finance receivables of Berkshire’s finance businesses are not traded at all. Considerable judgment may be required in determining the assumptions used in certain valuation models, including interest rate, loan prepayment speed, credit risk and liquidity risk assumptions. Changes in these assumptions may produce a significant effect on values. Furthermore, accounting and reporting standards are continually and rapidly changing in the area of financial instruments, which may impact the values recorded in the financial statements in future periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical Accounting Policies (Continued)

Information concerning recently issued accounting pronouncements which are not yet effective is included in Note 2 to the Interim Condensed Consolidated Financial Statements. Berkshire is currently evaluating the impact of these accounting pronouncements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Berkshire’s most recently issued Annual Report and in particular the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of March 31, 2009, there are no material changes in the market risks described in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Part II Other Information

Item 1. Legal Proceedings

Berkshire and its subsidiaries are parties in a variety of legal actions arising out of the normal course of business. In particular, such legal actions affect Berkshire’s insurance and reinsurance businesses. Such litigation generally seeks to establish liability directly through insurance contracts or indirectly through reinsurance contracts issued by Berkshire subsidiaries. Plaintiffs occasionally seek punitive or exemplary damages. Berkshire does not believe that such normal and routine litigation will have a material effect on its financial condition or results of operations. Berkshire and certain of its subsidiaries are also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines and penalties in substantial amounts. Reference is made to Note 20 to the Annual Report on Form 10-K for the year ended December 31, 2008 and Note 16 to the Interim Condensed Consolidated Financial Statements included in Part I of this Form 10-Q for detailed discussion of such actions.

Item 1A. Risk Factors

Berkshire’s significant business risks are described in Item 1A to Form 10-K for the year ended December 31, 2008 to which reference is made herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

a. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certifications
31.2	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications
32.2	Section 1350 Certifications

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC.
(Registrant)

Date May 8, 2009	/S/ MARC D. HAMBURG
(Signature)
Marc D. Hamburg, Senior Vice President and Principal Financial Officer