Form 10-Q
period 2009-06-30
BERKSHIRE HATHAWAY INC
filed 2009-08-07
CIK 1067983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

Number of shares of common stock outstanding as of July 31, 2009:

Class A —  1,057,259
Class B —14,834,062

BERKSHIRE HATHAWAY INC.

Part I Financial Information

Item 1. Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions)
	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Insurance and Other:
Cash and cash equivalents	$21,439	$24,302
Investments:
Fixed maturity securities	32,018	27,115
Equity securities	45,794	49,073
Other	30,365	21,535
Receivables	15,778	14,925
Inventories	6,387	7,500
Property, plant and equipment	17,016	16,703
Goodwill	27,535	27,477
Other	13,306	13,257
	209,638	201,887

Utilities and Energy:
Cash and cash equivalents	875	280
Property, plant and equipment	29,987	28,454
Goodwill	5,363	5,280
Other	5,597	7,556
	41,822	41,570

Finance and Financial Products:
Cash and cash equivalents	2,197	957
Investments in fixed maturity securities	4,150	4,517
Loans and finance receivables	13,631	13,942
Goodwill	1,024	1,024
Other	3,184	3,502
	24,186	23,942
	$275,646	$267,399

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Losses and loss adjustment expenses	$58,867	$56,620
Unearned premiums	8,831	7,861
Life and health insurance benefits	3,898	3,619
Accounts payable, accruals and other liabilities	14,676	14,987
Notes payable and other borrowings	4,379	4,349
	90,651	87,436
Utilities and Energy:
Accounts payable, accruals and other liabilities	5,800	6,175
Notes payable and other borrowings	19,708	19,145
	25,508	25,320

Finance and Financial Products:
Accounts payable, accruals and other liabilities	2,580	2,656
Derivative contract liabilities	12,299	14,612
Notes payable and other borrowings	14,697	13,388
	29,576	30,656
Income taxes, principally deferred	11,074	10,280
Total liabilities	156,809	153,692

Shareholders’ equity:
Common stock and capital in excess of par value	27,089	27,141
Accumulated other comprehensive income	7,505	3,954
Retained earnings	79,933	78,172
Berkshire Hathaway shareholders’ equity	114,527	109,267
Noncontrolling interests	4,310	4,440
Total shareholders’ equity	118,837	113,707
	$275,646	$267,399

See accompanying Notes to Condensed Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in millions except per share amounts)

	Second Quarter		First Six Months
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Revenues:
Insurance and Other:
Insurance premiums earned	$6,485	$6,231	$14,668	$12,440
Sales and service revenues	15,587	17,332	29,897	32,092
Interest, dividend and other investment income	1,454	1,261	2,772	2,445
Investment gains/losses	33	671	(429)	786
Other-than-temporary impairments of investments	(30)	(429)	(3,126)	(429)
	23,529	25,066	43,782	47,334
Utilities and Energy:
Operating revenues	2,502	2,992	5,471	6,348
Other	153	43	133	81
	2,655	3,035	5,604	6,429
Finance and Financial Products:
Interest income	419	458	837	896
Investment gains/losses	(30)	4	62	4
Derivative gains/losses	2,357	689	840	(952)
Other	677	841	1,266	1,557
	3,423	1,992	3,005	1,505
	29,607	30,093	52,391	55,268
Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	4,072	3,695	10,086	7,735
Life and health insurance benefits	403	452	885	942
Insurance underwriting expenses	1,885	1,524	3,233	2,921
Cost of sales and services	13,128	14,106	25,086	26,214
Selling, general and administrative expenses	2,073	2,049	4,036	3,909
Interest expense	38	40	72	73
	21,599	21,866	43,398	41,794

Utilities and Energy:
Cost of sales and operating expenses	1,955	2,410	4,310	4,994
Interest expense	298	296	589	590
	2,253	2,706	4,899	5,584

Finance and Financial Products:
Interest expense	174	157	337	306
Other	790	893	1,509	1,660
	964	1,050	1,846	1,966
	24,816	25,622	50,143	49,344

Earnings before income taxes and equity method earnings	4,791	4,471	2,248	5,924
Income tax expense	1,520	1,443	506	1,851
Earnings from equity method investments	113	—	196	—

Net earnings	3,384	3,028	1,938	4,073
Less: Earnings attributable to noncontrolling interests	89	148	177	253
Net earnings attributable to Berkshire Hathaway	$3,295	$2,880	$1,761	$3,820
Average common shares outstanding *	1,551,724	1,548,982	1,550,610	1,548,688
Net earnings per share attributable to Berkshire Hathaway shareholders *	$2,123	$1,859	$1,136	$2,467

*
Average shares outstanding include average Class A common shares and average Class B common shares determined on an equivalent Class A common stock basis. Net earnings per common share attributable to Berkshire Hathaway shown above represents net earnings per equivalent Class A common share. Net earnings per Class B common share is equal to one-thirtieth (1/30) of such amount.

See accompanying Notes to Condensed Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	First Six Months
	2009	2008
	(Unaudited)
Net cash flows from operating activities	$7,497	$4,991
Cash flows from investing activities:
Purchases of fixed maturity securities	(7,450)	(26,754)
Purchases of equity securities	(974)	(5,513)
Purchases of other investments	(6,068)	—
Sales of fixed maturity securities	2,282	11,950
Redemptions and maturities of fixed maturity securities	2,716	6,807
Sales of equity securities	1,343	1,764
Purchases of loans and finance receivables	(148)	(1,045)
Principal collections on loans and finance receivables	356	370
Acquisitions of businesses	(221)	(5,424)
Purchases of property, plant and equipment	(2,633)	(2,538)
Other	1,156	959
Net cash flows from investing activities	(9,641)	(19,424)
Cash flows from financing activities:
Proceeds from borrowings of finance businesses	1,504	4,118
Proceeds from borrowings of utilities and energy businesses	992	1,047
Proceeds from other borrowings	58	84
Repayments of borrowings of finance businesses	(216)	(2,602)
Repayments of borrowings of utilities and energy businesses	(230)	(1,120)
Repayments of other borrowings	(306)	(133)
Change in short term borrowings	(339)	(107)
Acquisitions of noncontrolling interests and other	(387)	(31)
Net cash flows from financing activities	1,076	1,256
Effects of foreign currency exchange rate changes	40	7
Decrease in cash and cash equivalents	(1,028)	(13,170)
Cash and cash equivalents at beginning of year *	25,539	44,329
Cash and cash equivalents at end of first six months *	$24,511	$31,159
Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$1,333	$1,921
Interest of finance and financial products businesses	299	257
Interest of utilities and energy businesses	556	592
Interest of insurance and other businesses	74	93
Non-cash investing activity:
Liabilities assumed in connection with acquisitions of businesses	—	4,309

* Cash and cash equivalents are comprised of the following:
Beginning of year—
Insurance and Other	$24,302	$37,703
Utilities and Energy	280	1,178
Finance and Financial Products	957	5,448
	$25,539	$44,329

End of first six months—
Insurance and Other	$21,439	$28,148
Utilities and Energy	875	1,002
Finance and Financial Products	2,197	2,009
	$24,511	$31,159

See accompanying Notes to Condensed Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

Note 1.    General

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Berkshire Hathaway Inc. (“Berkshire” or “Company”) consolidated with the accounts of all its subsidiaries and affiliates in which Berkshire holds controlling financial interests as of the financial statement date. Reference is made to Berkshire’s most recently issued Annual Report on Form 10-K (“Annual Report”) that included information necessary or useful to understanding Berkshire’s businesses and financial statement presentations. In particular, Berkshire’s significant accounting policies and practices were presented as Note 1 to the Consolidated Financial Statements included in the Annual Report. Certain immaterial amounts in 2008 have been reclassified to conform with the current year presentation. Financial information in this Report reflects any adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to a fair statement of results for the interim periods in accordance with accounting principles generally accepted in the United States (“GAAP”).

For a number of reasons, Berkshire’s results for interim periods are not normally indicative of results to be expected for the year. The timing and magnitude of catastrophe losses incurred by insurance subsidiaries and the estimation error inherent to the process of determining liabilities for unpaid losses of insurance subsidiaries can be relatively more significant to results of interim periods than to results for a full year. Variations in the amounts and timing of investment gains/losses and other-than-temporary impairments of investments can cause significant variations in periodic net earnings. Investment gains/losses are recorded when investments are sold or in instances when investments are required to be marked-to-market. In addition, changes in the fair value of derivative assets/liabilities associated with derivative contracts that do not qualify for hedge accounting treatment can cause significant variations in periodic net earnings.

Note 2.    Accounting pronouncements adopted in 2009

As of January 1, 2009, Berkshire adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that noncontrolling interests (formerly known as “minority interests”) be displayed in the consolidated balance sheet as a separate component of shareholders’ equity and that the consolidated net earnings attributable to the noncontrolling interests be clearly indentified and presented in the consolidated statement of earnings. In addition, changes in ownership interests where the parent retains a controlling interest are to be reported as transactions affecting shareholders’ equity. Previously such transactions were reported as additional investment purchases (potentially resulting in recognition of additional other assets, including goodwill, or liabilities). During the first six months of 2009, Berkshire acquired certain noncontrolling interests in subsidiaries that resulted in a reduction to shareholders’ equity attributable to Berkshire of approximately $118 million, representing the excess of consideration paid over the previously recorded balance sheet carrying amount of the acquired noncontrolling (minority) interests.

Effective April 1, 2009, Berkshire adopted three Staff Positions (“FSP”) that were issued by the FASB in April 2009 to amend Financial Accounting Standards (“FAS”) relating to financial instruments. These FSP’s are discussed in the following three paragraphs.

FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” amends the recognition, measurement and presentation standards for other-than-temporary impairments of debt securities and requires additional disclosure requirements for both debt and equity securities. With respect to an investment in a debt security, an other-than-temporary impairment occurs if the investor (a) intends to sell before amortized cost is recovered, (b) will more likely than not be required to sell before amortized cost is recovered or (c) does not expect to ultimately recover the amortized cost basis even if it does not intend to sell. Under (a) and (b) the entire other-than-temporary loss is recognized in earnings. Under (c) a credit loss is recognized in earnings to the extent that the present value of expected cash flows is less than the amortized cost basis and any difference between fair value and the amortized cost basis net of the credit loss is reflected in other comprehensive income net of applicable income taxes. The effect of adopting this FSP was not material to Berkshire’s Consolidated Financial Statements.

FSP FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”) clarifies that adjustments to quoted market prices may be required in illiquid or disorderly markets in order to estimate fair value in accordance with SFAS 157 “Fair Value Measurements” and provides guidance on the circumstances indicating whether markets are illiquid or disorderly. FSP FAS 157-4 prescribes no specific methodology for making adjustments to quoted prices but rather confirms that different valuation techniques may be appropriate under the circumstances to determine the value that would be received to sell an asset or paid to transfer a liability in an orderly transaction. The effect of adopting this FSP was not material to Berkshire’s Consolidated Financial Statements.

Notes To Condensed Consolidated Financial Statements (Continued)

Note 2.    Accounting pronouncements adopted in 2009 (Continued)

FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” requires publicly traded companies to make fair value disclosures of financial instruments in interim financial statements whether or not such instruments are carried in the financial statements at fair value. Previously, these disclosures were required only in annual statements. See Note 10.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 sets forth general accounting and disclosure requirements for events that occur subsequent to the balance sheet date but before the company’s financial statements are issued and is effective for the periods ending after June 15, 2009. Events that occurred subsequent to June 30, 2009 have been evaluated by Berkshire’s management in accordance with SFAS 165 through the time of filing this report on August 7, 2009.

Note 3.    Accounting pronouncements to be adopted

In June 2009, the FASB issued two Financial Accounting Standards relating to securitizations and special-purpose entities.  SFAS No. 166, “Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140” (“SFAS 166”) eliminates the concept of a qualifying special-purpose entity (“QSPE”) and the exemption for QSPE’s from the consolidation guidance prescribed in FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51.”  SFAS 166 also modifies the derecognition criteria for transfers of financial assets.  SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”) includes new criteria for determining the primary beneficiary of variable interest entities and increases the frequency in which reassessments must be made to determine the primary beneficiary of such variable interest entities.  SFAS 166 and SFAS 167 also require additional disclosures and are effective for financial statements issued for fiscal periods beginning after November 15, 2009.  Berkshire is currently evaluating the impact that these accounting standards will have on its consolidated financial statements.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162” (“SFAS 168”).  SFAS 168 supersedes existing Financial Accounting Standards and introduces FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative GAAP.  The Codification does not change existing GAAP and accordingly, SFAS 168 will not have a material impact on Berkshire’s consolidated financial statements.  SFAS 168 is effective for financial statements issued for interim periods ending after September 15, 2009.

Note 4.    Business acquisitions

Berkshire’s long-held acquisition strategy is to purchase businesses with consistent earnings, good returns on equity, able and honest management and at sensible prices. On March 18, 2008, Berkshire acquired 60% of Marmon Holdings, Inc. (“Marmon”), a private company owned by trusts for the benefit of members of the Pritzker Family of Chicago, for $4.5 billion. In the second quarter of 2008, subsequent to this acquisition, Berkshire acquired additional shares of Marmon and currently owns 63.6%. Under the terms of the original purchase agreement, Berkshire will acquire the remaining interests in Marmon between 2011 and 2014 for consideration based on the future earnings of Marmon. Berkshire also acquired several other relatively small businesses during 2008. Consideration paid for all businesses acquired in 2008 (including Marmon) was approximately $6.1 billion.

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

Notes To Condensed Consolidated Financial Statements (Continued)

Note 4.    Business acquisitions (Continued)

The results of operations for businesses acquired in 2008 are included in Berkshire’s consolidated results from the effective date of each acquisition. The following table sets forth certain unaudited pro forma consolidated earnings data for the first six months of 2008 as if each acquisition occurring during 2008 was consummated on the same terms at the beginning of the year. Pro forma data for 2009 was not materially different from the amounts reported. Amounts are in millions, except earnings per share.

2008
Total revenues	$56,678
Net earnings attributable to Berkshire Hathaway	3,867
Earnings per equivalent Class A common share attributable to Berkshire Hathaway shareholders	2,497

Note 5.    Investments in fixed maturity securities

Investments in securities with fixed maturities as of June 30, 2009 and December 31, 2008 are shown below (in millions).

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses *	Value
June 30, 2009
U.S. Treasury, U.S. government corporations and agencies	$2,425	$61	$(2)	$2,484
States, municipalities and political subdivisions	4,052	266	(2)	4,316
Foreign governments	11,077	351	(42)	11,386
Corporate bonds and redeemable preferred stocks	13,227	1,238	(1,070)	13,395
Mortgage-backed securities	4,318	326	(57)	4,587
	$35,099	$2,242	$(1,173)	$36,168

Insurance and other	31,261	1,859	(1,102)	32,018
Finance and financial products	3,838	383	(71)	4,150
	$35,099	$2,242	$(1,173)	$36,168

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses *	Value
December 31, 2008
U.S. Treasury, U.S. government corporations and agencies	$2,107	$123	$(2)	$2,228
States, municipalities and political subdivisions	4,504	242	(5)	4,741
Foreign governments	9,106	343	(59)	9,390
Corporate bonds and redeemable preferred stocks	10,798	394	(1,568)	9,624
Mortgage-backed securities	5,400	338	(89)	5,649
	$31,915	$1,440	$(1,723)	$31,632

Insurance and other	27,618	1,151	(1,654)	27,115
Finance and financial products	4,297	289	(69)	4,517
	$31,915	$1,440	$(1,723)	$31,632

*	Includes unrealized losses of $199 million at June 30, 2009 and $176 million at December 31, 2008 related to securities that have been in an unrealized loss position for 12 months or more.

The amortized cost and estimated fair value of securities with fixed maturities at June 30, 2009 are summarized below by contractual maturity dates. Actual maturities will differ from contractual maturities because issuers of certain of the securities retain early call or prepayment rights. Amounts are in millions.

		Due after one	Due after five
	Due in one	year through	years through	Due after	Mortgage-backed
	year or less	five years	ten years	ten years	securities	Total
Amortized cost	$4,805	$15,459	$6,566	$3,951	$4,318	$35,099
Fair value	4,944	16,028	6,106	4,503	4,587	36,168

Notes To Condensed Consolidated Financial Statements (Continued)

Note 6.    Investments in equity securities

Investments in equity securities are summarized below (in millions).

		Unrealized	Unrealized	Fair
	Cost Basis	Gains	Losses	Value
June 30, 2009
American Express Company	$1,287	$2,236	$—	$3,523
The Coca-Cola Company	1,299	8,299	—	9,598
ConocoPhillips	2,525	187	—	2,712
Johnson & Johnson	2,322	6	(152)	2,176
Kraft Foods Inc.	4,330	—	(1,029)	3,301
The Procter & Gamble Company	5,484	—	(786)	4,698
Wells Fargo & Company	6,917	2,368	(1,600)	7,685
Other	12,098	2,433	(2,430)	12,101
	$36,262	$15,529	$(5,997)	$45,794

		Unrealized	Unrealized	Fair
	Cost Basis	Gains	Losses	Value
December 31, 2008
American Express Company	$1,287	$1,525	$—	$2,812
The Coca-Cola Company	1,299	7,755	—	9,054
ConocoPhillips	6,820	—	(2,422)	4,398
Johnson & Johnson	1,847	24	(76)	1,795
Kraft Foods Inc.	4,330	—	(832)	3,498
The Procter & Gamble Company	5,484	200	—	5,684
Wells Fargo & Company	6,703	2,850	(580)	8,973
Other	12,370	2,428	(1,939)	12,859
	$40,140	$14,782	$(5,849)	$49,073

Berkshire uses no bright-line test in determining whether impairments are temporary or other-than-temporary. Berkshire considers several factors in determining other-than-temporary impairment losses including the current and expected long-term business prospects of the issuer, the length of time and relative magnitude of the price decline and its ability and intent to hold the investment until the price recovers.

Unrealized losses at June 30, 2009 included $1,034 million related to securities that have been in an unrealized loss position for 12 months or more. Approximately 90% of the gross unrealized losses at June 30, 2009 were concentrated in six issuers. Unrealized losses generally ranged from 15% to 50% of cost. In management’s judgment, the future earnings potential and underlying business economics of these companies are favorable and Berkshire possesses the ability and intent to hold these securities until their prices recover.  Changing market conditions and other facts and circumstances may change the business prospects of these issuers as well as Berkshire’s ability and intent to hold these securities until the prices recover.  Accordingly, other-than-temporary impairment charges may be recorded in future periods with respect to one or more of these securities.

Note 7.    Other Investments

A summary of other investments as of June 30, 2009 and December 31, 2008 follows (in millions).

	June 30, 2009
	Cost	Unrealized Gains	Fair Value	Carrying Value
Fixed maturity and equity	$20,089	$3,036	$23,125	$22,907
Equity method	6,350	561	6,911	7,458
	$26,439	$3,597	$30,036	$30,365

	December 31, 2008
	Cost	Unrealized Gains	Fair Value	Carrying Value
Fixed maturity and equity	$14,452	$36	$14,488	$14,675
Equity method	5,919	352	6,271	6,860
	$20,371	$388	$20,759	$21,535

Notes To Condensed Consolidated Financial Statements (Continued)

Note 7.    Other Investments (Continued)

Fixed maturity and equity investments in the preceding table include perpetual preferred stock and common stock warrants of The Goldman Sachs Group, Inc. (“GS”) and The General Electric Company (“GE”) and preferred stock and subordinated notes of Wm. Wrigley Jr. Company (“Wrigley”). These securities were acquired in the fourth quarter of 2008.

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

On April 1, 2009, Berkshire acquired 3,000,000 shares of Series A Cumulative Convertible Perpetual Preferred Stock of The Dow Chemical Company (“Dow Preferred”) for a cost of $3 billion. The Dow Preferred was issued in connection with Dow’s acquisition of the Rohm and Haas Company. Under certain conditions, each share of the Dow Preferred is convertible into 24.201 shares of Dow common stock. The Dow Preferred is entitled to dividends at a rate of 8.5% per annum.

Equity method investments include Burlington Northern Santa Fe Corporation (“BNSF”) and Moody’s Corporation (“Moody’s”). During the fourth quarter of 2008, Berkshire’s investment in each of these companies exceeded 20%. Accordingly, Berkshire adopted the equity method of accounting with respect to these investments as of December 31, 2008. As of June 30, 2009, Berkshire owned 22.6% of BNSF’s and 20.3% of Moody’s outstanding common stock. Prior to December 31, 2008, the BNSF and Moody’s investments were accounted for as available-for-sale equity securities recorded in the financial statements at fair value. The cumulative effect of adopting the equity method with respect to the investments in BNSF and Moody’s was recorded in the financial statements as of December 31, 2008. Prior years’ financial statements were not restated due to immateriality.

In July 2009, Berkshire’s ownership of Moody’s common stock declined to about 17% as a result of dispositions by Berkshire.  As a result, Berkshire will discontinue the use of the equity method with respect to its investment in Moody’s beginning in the third quarter of 2009.  Thereafter, Berkshire will carry its investment in Moody’s common stock at fair value.  This change is not expected to have a material impact on Berkshire’s Consolidated Financial Statements.

Note 8.    Investment Gains/Losses

Investment gains/losses are summarized below (in millions).
	Second Quarter		First Six Months
	2009	2008	2009	2008
Fixed maturity securities:
Gross gains from sales and other disposals	$22	$82	$172	$106
Gross losses from sales and other disposals	—	(1)	(9)	(1)
Equity securities:
Gross gains from sales	61	600	95	677
Gross losses from sales	(51)	(4)	(559)	(4)
Other	(29)	(2)	(66)	12
	$3	$675	$(367)	$790

Notes To Condensed Consolidated Financial Statements (Continued)

Note 8.    Investment Gains/Losses (Continued)

Net investment gains/losses are reflected in the Condensed Consolidated Statements of Earnings as follows (in millions).

	Second Quarter		First Six Months
	2009	2008	2009	2008
Insurance and other	$33	$671	$(429)	$786
Finance and financial products	(30)	4	62	4
	$3	$675	$(367)	$790

Note 9.    Derivative contracts of finance and financial products businesses

Derivative contracts of Berkshire’s finance and financial products businesses, with limited exceptions, are not designated as hedges for financial reporting purposes. These contracts were initially entered into with the expectation that the premiums received would exceed the amounts ultimately paid to counterparties. Changes in the fair values of such contracts are reported in earnings as derivative gains/losses. A summary of derivative contracts outstanding as of June 30, 2009 and December 31, 2008 follows (in millions).

	June 30, 2009				December 31, 2008
	Assets (3)	Liabilities	Notional Value		Assets (3)	Liabilities	Notional Value
Equity index put options	$—	$8,233	$37,480	(1)	$—	$10,022	$37,134	(1)
Credit default obligations:
High yield indexes	—	2,507	6,383	(2)	—	3,031	7,892	(2)
States/municipalities	—	1,049	16,042	(2)	—	958	18,364	(2)
Individual corporate	—	80	3,775	(2)	—	105	3,900	(2)
Other	439	461			503	528
Counterparty netting and funds held as collateral	(239)	(31)			(295)	(32)
	$200	$12,299			$208	$14,612

(1)	Represents the aggregate undiscounted amount payable at the contract expiration dates assuming that the value of each index is zero at the contract expiration date.

(2)
Represents the maximum undiscounted future value of losses payable under the contracts, assuming a sufficient number of credit defaults occur. The number of losses required to exhaust contract limits under substantially all of the contracts is dependent on the loss recovery rate related to the specific obligor at the time of the default.

(3)	Included in other assets of finance and financial products businesses.

A summary of derivative gains/losses included in the Condensed Consolidated Statements of Earnings are as follows (in millions).

	Second Quarter		First Six Months
	2009	2008	2009	2008
Equity index put options	$1,956	$326	$1,790	$(851)
Credit default obligations	391	339	(960)	(136)
Other	10	24	10	35
	$2,357	$689	$840	$(952)

Berkshire has written equity index put option contracts on four major equity indexes including three indexes outside of the United States. These contracts are European style options and will be settled on the contract expiration dates, which occur between June 2018 and January 2028. Future payments, if any, under these contracts will be required if the underlying index value is below the strike price at the contract expiration dates. Premiums on these contracts were received in full at the contract inception dates and therefore Berkshire has no counterparty credit risk.

At June 30, 2009, the aggregate intrinsic value (the undiscounted liability assuming the contracts are settled on their future expiration dates based on the June 30, 2009 index values) was $9.3 billion. Aggregate intrinsic value was approximately $13.3 billion at March 31, 2009 and $10.8 billion as of December 31, 2008.  However, these contracts may not be terminated or fully settled before the expiration dates and therefore the ultimate amount of cash basis gains or losses on these contracts will not be known for many years.

Notes To Condensed Consolidated Financial Statements (Continued)

Note 9.    Derivative contracts of finance and financial products businesses (Continued)

In the second quarter of 2009, Berkshire agreed with certain counterparties to amend six equity index put option contracts.  The amendments reduced the remaining durations of these contracts between 3.5 and 9.5 years.  As a result, the remaining average life of all of Berkshire’s contracts declined from 13 years at March 31, 2009 to 12 years at June 30, 2009.  In addition, the amendments reduced the strike prices of those contracts between 29% and 39%.  The reductions in the strike prices had the effect of reducing the intrinsic value losses on those contracts by approximately $1.1 billion.  In addition, the aggregate notional value related to three of the amended contracts increased by approximately $161 million.  No consideration was paid by either party with respect to these amendments.

Credit default contracts include various high yield indexes, state/municipal debt issuers and individual corporate issuers. These contracts cover the loss in value of specified debt obligations of the issuers arising from default events, which are usually for non-payment or bankruptcy. Loss amounts are subject to contract limits.

High yield indexes are comprised of specified North American corporate issuers (usually 100 in number) whose obligations are rated below investment grade. The weighted average contract life at June 30, 2009 was approximately 2 years. State and municipality contracts are comprised of over 500 reference obligations issuers, which had a weighted average duration at June 30, 2009 of approximately 11.5 years. Risks related to approximately 50% of the notional amount cannot be settled before the maturity dates of the underlying obligations, which range from 2019 to 2054.

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

Credit default contracts written on individual corporate issuers primarily relate to investment grade obligations. Installment premiums are due from counterparties over the terms of the contracts. In most instances, premiums are due from counterparties on a quarterly basis. Most individual issuer contracts expire in 2013.

With limited exception, Berkshire’s equity index put option and credit default contracts contain no collateral posting requirements with respect to changes in either the fair value or intrinsic value of the contracts and/or a downgrade of Berkshire’s credit rating. Under certain conditions, a few contracts require that Berkshire post collateral. As of June 30, 2009, Berkshire’s collateral posting requirement under such contracts was approximately $650 million.

Note 10.    Fair value measurements

The fair values of Berkshire’s financial assets and liabilities as of June 30, 2009 and December 31, 2008 are shown in the following table (in millions). The carrying values of cash and cash equivalents, accounts receivable and accounts payable, accruals and other liabilities are deemed to be reasonable estimates of their fair values.

	Carrying Value		Fair Value
	June 30, 2009	Dec. 31, 2008	June 30, 2009	Dec. 31, 2008
Insurance and other:
Investments in fixed maturity securities	$32,018	$27,115	$32,018	$27,115
Investments in equity securities	45,794	49,073	45,794	49,073
Other investments	30,365	21,535	30,036	20,759
Notes payable and other borrowings	4,379	4,349	4,365	4,300
Finance and financial products:
Investments in fixed maturity securities	4,150	4,517	4,150	4,517
Derivative contract assets (1)	200	208	200	208
Loans and finance receivables	13,631	13,942	13,679	14,016
Notes payable and other borrowings	14,697	13,388	15,165	13,820
Derivative contract liabilities	12,299	14,612	12,299	14,612
Utilities and energy:
Derivative contract assets (1)	252	324	252	324
Notes payable and other borrowings	19,708	19,145	20,547	19,144
Derivative contract liabilities (2)	575	729	575	729

(1)	Included in Other assets

(2)	Included in Accounts payable, accruals and other liabilities

Notes To Condensed Consolidated Financial Statements (Continued)

Note 10.    Fair value measurements (Continued)

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

Notes To Condensed Consolidated Financial Statements (Continued)

Note 10.    Fair value measurements (Continued)

Financial assets and liabilities measured at fair value on a recurring basis in the financial statements as of June 30, 2009 and December 31, 2008 are summarized according to the hierarchy previously described as follows (in millions).

June 30, 2009	Total Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Insurance and other:
Investments in fixed maturity securities	$32,018	$5,230	$26,243	$545
Investments in equity securities	45,794	45,379	86	329
Other investments	16,455	—	—	16,455
Finance and financial products:
Investments in fixed maturity securities	4,150	—	3,743	407
Net derivative contract liabilities	12,099	—	227	11,872
Utilities and energy:
Net derivative contract (assets)/liabilities	323	11	(48)	360

December 31, 2008
Insurance and other:
Investments in fixed maturity securities	$27,115	$4,961	$21,650	$504
Investments in equity securities	49,073	48,666	79	328
Other investments	8,223	—	—	8,223
Finance and financial products:
Investments in fixed maturity securities	4,517	—	4,382	135
Net derivative contract liabilities	14,404	—	288	14,116
Utilities and energy:
Net derivative contract liabilities	405	—	2	403

Reconciliations of assets and liabilities measured at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the first six months of 2009 and 2008 follow (in millions).

	Investments in fixed maturity securities	Investments in equity securities	Other investments	Net derivative contract liabilities
Balance at January 1, 2009	$639	$328	$8,223	$(14,519)
Gains (losses) included in:
Earnings *	—	—	—	857
Other comprehensive income	43	3	2,595	—
Regulatory assets and liabilities	—	—	—	69
Purchases, sales, issuances and settlements	258	(1)	5,637	1,384
Transfers into (out of) Level 3	12	(1)	—	(23)
Balance at June 30, 2009	$952	$329	$16,455	$(12,232)

*
Gains and losses related to changes in valuations are included in the Condensed Consolidated Statements of Earnings as components of investment gains/losses, derivative gains/losses or other revenues as appropriate. Substantially all of the gains included in earnings were related to derivative contract liabilities outstanding as of June 30, 2009.

Notes To Condensed Consolidated Financial Statements (Continued)

Note 10.    Fair value measurements (Continued)

	Investments in fixed maturity securities	Investments in equity securities	Net derivative contract liabilities
Balance at January 1, 2008	$393	$356	$(6,784)
Gains (losses) included in:
Earnings *	9	—	(1,009)
Other comprehensive income	(19)	(40)	1
Regulatory assets and liabilities	—	—	135
Purchases, sales, issuances and settlements	(12)	—	(608)
Transfers into Level 3	8	—	—
Balance at June 30, 2008	$379	$316	$(8,265)

*
Gains and losses related to changes in valuations are included in the Condensed Consolidated Statements of Earnings as components of investment gains/losses, derivative gains/losses or other revenues as appropriate. Substantially all of the losses included in earnings were related to derivative contract liabilities outstanding as of June 30, 2008.

Note 11.    Receivables

Loans and receivables of insurance and other businesses are comprised of the following (in millions).

	June 30, 2009	December 31, 2008
Insurance premiums receivable	$5,935	$4,961
Reinsurance recoverables	3,164	3,235
Trade and other receivables	7,120	7,141
Allowances for uncollectible accounts	(441)	(412)
	$15,778	$14,925

Loans and finance receivables of finance and financial products businesses are comprised of the following (in millions).

	June 30, 2009	December 31, 2008
Consumer installment loans and finance receivables	$12,937	$13,190
Commercial loans and finance receivables	1,011	1,050
Allowances for uncollectible loans	(317)	(298)
	$13,631	$13,942

Note 12.    Property, plant and equipment

Property, plant and equipment of insurance and other businesses is comprised of the following (in millions).

	Ranges of estimated useful life	June 30, 2009	December 31, 2008
Land	—	$742	$751
Buildings and improvements	3 – 40 years	4,502	4,351
Machinery and equipment	3 – 25 years	11,701	11,009
Furniture, fixtures and other	3 – 20 years	1,747	1,856
Assets held for lease	12 – 30 years	5,600	5,311
		24,292	23,278
Accumulated depreciation		(7,276)	(6,575)
		$17,016	$16,703

Notes To Condensed Consolidated Financial Statements (Continued)

Note 12.    Property, plant and equipment (Continued)

Property, plant and equipment of utilities and energy businesses is comprised of the following (in millions).

	Ranges of estimated useful life	June 30, 2009	December 31, 2008
Utility generation, distribution and transmission system	5 – 85 years	$34,654	$32,795
Interstate pipeline assets	3 – 67 years	5,657	5,649
Independent power plants and other assets	3 – 30 years	1,260	1,228
Construction in progress	—	1,897	1,668
		43,468	41,340
Accumulated depreciation		(13,481)	(12,886)
		$29,987	$28,454

The utility generation, distribution and transmission system and interstate pipeline assets are the regulated assets of public utility and natural gas pipeline subsidiaries. At June 30, 2009 and December 31, 2008, accumulated depreciation related to regulated assets was $13.0 billion and $12.5 billion, respectively. Substantially all of the construction in progress related to the construction of regulated assets.

Note 13.    Inventories

Inventories are comprised of the following (in millions).

	June 30, 2009	December 31, 2008
Raw materials	$984	$1,161
Work in process and other	543	607
Finished manufactured goods	2,444	2,580
Purchased goods	2,416	3,152
	$6,387	$7,500

Note 14.    Income taxes

The liability for income taxes as of June 30, 2009 and December 31, 2008 is as follows (in millions).

	June 30, 2009	December 31, 2008
Payable currently	$(344)	$161
Deferred	10,574	9,316
Other	844	803
	$11,074	$10,280

Note 15.    Notes payable and other borrowings

Notes payable and other borrowings of Berkshire and its subsidiaries are summarized below (in millions).

	June 30, 2009	December 31, 2008
Insurance and other:
Issued or guaranteed by Berkshire due 2009-2035	$2,431	$2,275
Issued by subsidiaries and not guaranteed by Berkshire due 2009-2041	1,948	2,074
	$4,379	$4,349

Notes To Condensed Consolidated Financial Statements (Continued)

Note 15.    Notes payable and other borrowings (Continued)

Debt issued or guaranteed by Berkshire includes short term borrowings of $2.0 billion as of June 30, 2009 and $1.8 billion as of December 31, 2008.

	June 30, 2009	December 31, 2008
Utilities and energy:
Issued by MidAmerican Energy Holdings Company (“MidAmerican”) and its subsidiaries and not guaranteed by Berkshire:
MidAmerican senior debt due 2012-2037	$5,121	$5,121
Subsidiary debt due 2009-2039	14,351	13,573
Other	236	451
	$19,708	$19,145

MidAmerican senior debt is unsecured and has a weighted average interest rate of about 6.3% as of June 30, 2009. Subsidiary debt of utilities and energy businesses represents amounts issued by subsidiaries of MidAmerican pursuant to separate financing agreements and has a weighted average interest rate of about 6% as of June 30, 2009. All or substantially all of the assets of certain MidAmerican subsidiaries are or may be pledged or encumbered to support or otherwise secure the debt. These borrowing arrangements generally contain various covenants including, but not limited to, leverage ratios, interest coverage ratios and debt service coverage ratios. As of June 30, 2009, MidAmerican and its subsidiaries were in compliance with all applicable covenants. Subsidiary debt with an aggregate par amount of $1.0 billion was issued in the first quarter of 2009. These subsidiary debt obligations mature in 2019 and 2039 and have interest rates of 5.5% and 6.0%.

	June 30, 2009	December 31, 2008
Finance and financial products:
Issued by Berkshire Hathaway Finance Corporation (“BHFC”) and guaranteed by Berkshire	$12,049	$10,778
Issued by other subsidiaries and guaranteed by Berkshire due 2009-2027	696	706
Issued by other subsidiaries and not guaranteed by Berkshire due 2009-2036	1,952	1,904
	$14,697	$13,388

Debt issued by BHFC matures between 2010 and 2018 and pays interest at a weighted average rate of approximately 4.3% as of June 30, 2009. In 2009, BHFC issued $1 billion par amount of 4% notes due in 2012 and $250 million of 5.4% notes due in 2018.

Note 16.    Shareholders’ equity

The following table summarizes Berkshire’s Class A and B common stock activity during the first six months of 2009.

	Class A common stock (1,650,000 shares authorized) Issued and Outstanding	Class B common stock (55,000,000 shares authorized) Issued and Outstanding
Balance at December 31, 2008	1,059,001	14,706,996
Issuance of Class B common stock and conversions of Class A common stock to Class B	(1,691)	125,449
Balance at June 30, 2009	1,057,310	14,832,445

Each share of Class A common stock ($5 par per share) is convertible, at the option of the holder, into thirty shares of Class B common stock ($0.1667 par per share). Class B common stock is not convertible into Class A common stock. Class B common stock has economic rights equal to one-thirtieth (1/30) of the economic rights of Class A common stock. Accordingly, on an equivalent Class A common stock basis, there are 1,551,725 shares outstanding at June 30, 2009 and 1,549,234 shares outstanding at December 31, 2008. Each Class A common share is entitled to one vote per share. Each Class B common share possesses the voting rights of one-two-hundredth (1/200) of the voting rights of a Class A share. Class A and Class B common shares vote together as a single class. In March 2009, Berkshire issued 74,574 shares of Class B common stock to acquire certain noncontrolling shareholder interests in MidAmerican.

Notes To Condensed Consolidated Financial Statements (Continued)

Note 16.   Shareholders’ equity (Continued)

Changes in shareholders’ equity for the first six months of 2008 and 2009 are shown in the table below (in millions).

	Berkshire Hathaway shareholders’ equity
	Common stock and capital in excess of par value	Accumulated other comprehensive income	Retained earnings	Total	Non- controlling interests
Balance at December 31, 2007	$26,960	$21,620	$72,153	$120,733	$2,668
Net earnings	—	—	3,820	3,820	253
Other comprehensive income, net	—	(6,739)	—	(6,739)	(55)
Issuance of common stock	180	—	—	180	—
Changes in noncontrolling interests:
Business acquisitions	—	—	—	—	1,570
Noncontrolling interests acquired	—	—	—	—	(206)
Balance at June 30, 2008	$27,140	$14,881	$75,973	$117,994	$4,230

Balance at December 31, 2008	$27,141	$3,954	$78,172	$109,267	$4,440
Net earnings	—	—	1,761	1,761	177
Other comprehensive income, net	—	3,442	—	3,442	22
Issuance of common stock	175	—	—	175	—
Changes in noncontrolling interests:
Noncontrolling interests acquired	(227)	109	—	(118)	(329)
Balance at June 30, 2009	$27,089	$7,505	$79,933	$114,527	$4,310

Berkshire’s comprehensive income for the second quarter and first six months of 2009 and 2008 is shown in the table below (in millions).

	Second Quarter		First Six Months
	2009	2008	2009	2008
Comprehensive income attributable to Berkshire:
Net earnings	$3,295	$2,880	$1,761	$3,820
Other comprehensive income:
Net change in unrealized appreciation of investments	11,594	(6,690)	4,560	(10,688)
Applicable income taxes	(4,062)	2,331	(1,602)	3,739
Foreign currency translation and other	909	72	403	175
Applicable income taxes	(6)	(3)	81	35
Other comprehensive income	8,435	(4,290)	3,442	(6,739)
Comprehensive income attributable to Berkshire	$11,730	$(1,410)	$5,203	$(2,919)
Comprehensive income of noncontrolling interests	$205	$99	$199	$198

Notes To Condensed Consolidated Financial Statements (Continued)

Note 17.    Business segment data

Berkshire’s consolidated segment data for the second quarter and first six months of 2009 and 2008 is as follows (in millions).

	Revenues
	Second Quarter		First Six Months
	2009	2008	2009	2008
Operating Businesses:
Insurance group:
Premiums earned:
GEICO	$3,394	$3,086	$6,655	$6,118
General Re	1,426	1,488	2,805	3,192
Berkshire Hathaway Reinsurance Group	1,210	1,156	4,297	2,140
Berkshire Hathaway Primary Group	455	501	911	990
Investment income	1,437	1,221	2,747	2,320
Total insurance group	7,922	7,452	17,415	14,760
Finance and financial products	1,099	1,303	2,108	2,461
Marmon	1,286	1,901	2,540	2,166
McLane	7,864	7,269	14,857	14,258
MidAmerican	2,655	3,035	5,604	6,429
Shaw	1,029	1,337	2,032	2,561
Other businesses	5,204	6,986	9,999	13,377
	27,059	29,283	54,555	56,012

Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses*	2,330	935	(2,653)	(591)
Eliminations and other	218	(125)	489	(153)
	$29,607	$30,093	$52,391	$55,268

	Earnings before income taxes and equity method earnings
	Second Quarter		First Six Months
	2009	2008	2009	2008
Operating Businesses:
Insurance group:
Underwriting:
GEICO	$111	$298	$259	$484
General Re	276	102	260	144
Berkshire Hathaway Reinsurance Group	(291)	79	(88)	108
Berkshire Hathaway Primary Group	29	81	33	106
Net investment income	1,422	1,204	2,720	2,293
Total insurance group	1,547	1,764	3,184	3,135
Finance and financial products	135	254	262	495
Marmon	170	261	332	289
McLane	66	68	209	141
MidAmerican	402	329	705	845
Shaw	30	82	85	133
Other businesses	171	874	322	1,567
	2,521	3,632	5,099	6,605
Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses*	2,330	935	(2,653)	(591)
Interest expense, excluding interest allocated to operating businesses	(15)	(9)	(23)	(17)
Eliminations and other	(45)	(87)	(175)	(73)
	$4,791	$4,471	$2,248	$5,924

*	Includes other-than-temporary impairments of investments.

Notes To Condensed Consolidated Financial Statements (Continued)

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

Notes To Condensed Consolidated Financial Statements (Continued)

Note 18.    Contingencies (Continued)

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

Reference is made to Note 20 to the Annual Report on Form 10-K for the year ended December 31, 2008 for detailed discussion of such actions. Except as discussed in the paragraph below, there have been no material developments related to such actions since December 31, 2008.

In August 2005, General Reinsurance received a Summons and First Amended Consolidated Shareholders’ Derivative Complaint in In re American International Group, Inc. Consolidated Derivative Litigation, Case No. 769-N, Delaware Chancery Court. In June 2007, AIG filed an Amended Complaint in the Delaware Derivative Litigation asserting claims against two of its former officers, but not against General Reinsurance. On September 28, 2007, AIG and the shareholder plaintiffs filed a Second Combined Amended Complaint, in which AIG asserted claims against certain of its former officers and the shareholder plaintiffs asserted claims against a number of other defendants, including General Reinsurance and General Re. The claims asserted in the Delaware complaint are substantially similar to those asserted in the New York derivative complaint, except that the Delaware complaint makes clear that the plaintiffs are asserting claims against both General Reinsurance and General Re. General Reinsurance and General Re filed a motion to dismiss on November 30, 2007. Various parties moved to stay discovery and/or all proceedings in the Delaware derivative litigation. At a hearing held on February 12, 2008, the Court ruled that discovery would be stayed pending the resolution of the claims asserted against AIG in the AIG Securities Litigation. The briefing on the motions filed by General Reinsurance and General Re was completed by September 8, 2008. The court heard argument on certain other defendants’ motions to dismiss on November 7, 2008 and issued a decision on February 10, 2009 granting some defendants’ motions and denying others. On July 13, 2009, the Delaware Chancery Court entered judgment dismissing with prejudice the claims asserted against General Re, General Reinsurance and certain other defendants in the matter. Plaintiff has indicated it will appeal the judgment.  General Re and General Reinsurance will vigorously oppose any such appeal.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings attributable to Berkshire are disaggregated in the table that follows. Amounts are after deducting income taxes and exclude earnings attributable to noncontrolling interests. Amounts are in millions.

	Second Quarter		First Six Months
	2009	2008	2009	2008
Insurance – underwriting	$83	$360	$302	$541
Insurance – investment income	1,159	884	2,192	1,686
Utilities and energy	253	208	456	524
Manufacturing, service and retailing	239	719	497	1,206
Finance and financial products	82	159	160	306
Other	(36)	(60)	(122)	(62)
Investment and derivative gains/losses	1,515	610	(1,724)	(381)
Net earnings attributable to Berkshire	$3,295	$2,880	$1,761	$3,820

Berkshire’s operating businesses are managed on an unusually decentralized basis. There are essentially no centralized or integrated business functions (such as sales, marketing, purchasing, legal or human resources) and there is minimal involvement by Berkshire’s corporate headquarters in the day-to-day business activities of the operating businesses. Berkshire’s corporate office management participates in and is ultimately responsible for significant capital allocation decisions, investment activities and the selection of the Chief Executive to head each of the operating businesses. The business segment data (Note 17 to the Condensed Consolidated Financial Statements) should be read in conjunction with this discussion.

The declines in global economic activity over the last half of 2008 (and in the fourth quarter in particular) continued through the first half of 2009. Berkshire’s operating results in 2009 have been significantly impacted by those declines. Earnings in 2009 of most of Berkshire’s diverse group of manufacturing, service and retailing businesses declined, in some cases severely, compared to the prior year. The effects from the current worldwide economic recession resulted in lower sales volume, revenues and profit margins as consumers have significantly curtailed spending, particularly for discretionary items. Berkshire’s two largest business segments, insurance and utilities, remain strong and have not been negatively impacted by the recession.

Investment and derivative gains were $1.5 billion in the second quarter of 2009, while in the first six months there were losses of $1.7 billion. The gains and losses primarily derived from credit default contracts, dispositions of certain equity securities, non-cash other-than-temporary impairment charges with respect to certain equity securities and changes in estimated fair values of long duration equity index put option contracts. Changes in the equity and credit markets from period to period can and have caused significant volatility in periodic earnings.

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

Insurance —Underwriting (Continued)

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

A summary follows of underwriting results from Berkshire’s insurance businesses. Amounts are in millions.

	Second Quarter		First Six Months
	2009	2008	2009	2008
Underwriting gain (loss) attributable to:
GEICO	$111	$298	$259	$484
General Re	276	102	260	144
Berkshire Hathaway Reinsurance Group	(291)	79	(88)	108
Berkshire Hathaway Primary Group	29	81	33	106
Pre-tax underwriting gain	125	560	464	842
Income taxes and noncontrolling interests	42	200	162	301
Net underwriting gain	$83	$360	$302	$541

GEICO

GEICO provides primarily private passenger automobile coverages to insureds in all 50 states and the District of Columbia. GEICO policies are marketed mainly by direct response methods in which customers apply for coverage directly to the company via the Internet, over the telephone or through the mail. This is a significant element in GEICO’s strategy to be a low-cost insurer. In addition, GEICO strives to provide excellent service to customers, with the goal of establishing long-term customer relationships. GEICO’s underwriting results are summarized in the table below. Dollar amounts are in millions.

	Second Quarter				First Six Months
	2009		2008		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums earned	$3,394	100.0	$3,086	100.0	$6,655	100.0	$6,118	100.0
Losses and loss adjustment expenses	2,648	78.0	2,233	72.4	5,162	77.6	4,518	73.9
Underwriting expenses	635	18.7	555	18.0	1,234	18.5	1,116	18.2
Total losses and expenses	3,283	96.7	2,788	90.4	6,396	96.1	5,634	92.1
Pre-tax underwriting gain	$111		$298		$259		$484

Premiums earned in the second quarter and first six months of 2009 increased $308 million (10.0%) and $537 million (8.8%), respectively, over the premiums earned in the corresponding 2008 periods. The growth in premiums earned for voluntary auto was 8.7% for the first six months of 2009, reflecting an increase in policies-in-force. The weakening economy is also believed to be causing customers to raise policy deductibles and reduce coverage in order to save money. Policies-in-force over the last twelve months increased 10.8% overall, including 9.1% in the preferred risk auto markets and 15.9% in the standard and nonstandard auto markets. Voluntary auto new business sales in the first six months of 2009 increased 25.6% versus 2008. Growth was particularly strong during the first quarter and slowed to a more normal rate in the second quarter. Voluntary auto policies-in-force at June 30, 2009 were 596,000 greater than at December 31, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance —Underwriting (Continued)

GEICO (Continued)

Losses and loss adjustment expenses incurred in the second quarter and first six months of 2009 increased $415 million (18.6%) and $644 million (14.3%), respectively, over amounts incurred in 2008 periods. The loss ratio was 77.6% in the first six months of 2009 compared to 73.9% in 2008. The higher loss ratio in 2009 reflected overall increases in average claim frequencies and injury claim severities. Claims frequencies in 2009 for physical damage coverages increased in the one to three percent range, while frequencies for injury coverages increased in the three to five percent range compared with 2008. Average injury severities in 2009 increased in the three to five percent range while average physical damage severities decreased in the three to five percent range over 2008. Incurred losses from catastrophe events in 2009 and 2008 were relatively insignificant. Management anticipates that loss ratios over the remainder of 2009 will be generally higher than in 2008, resulting in comparatively lower underwriting gains. Underwriting expenses in the first six months of 2009 increased 10.6% over 2008 to $1,234 million due to higher policy issuance costs and increased salary and employee benefit expenses.

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

	Premiums earned				Pre-tax underwriting gain
	Second Quarter		First Six Months		Second Quarter		First Six Months
	2009	2008	2009	2008	2009	2008	2009	2008
Property/casualty	$814	$821	$1,577	$1,859	$214	$55	$191	$70
Life/health	612	667	1,228	1,333	62	47	69	74
	$1,426	$1,488	$2,805	$3,192	$276	$102	$260	$144

Property/casualty

Property/casualty premiums earned in the second quarter and first six months of 2009 declined $7 million (0.9%) and $282 million (15.2%), respectively, versus the corresponding 2008 periods. Premiums earned in 2008 included $205 million from a reinsurance-to-close transaction in the first quarter that increased General Re’s economic interest in the runoff of Lloyd’s Syndicate 435’s 2000 year of account from 39% to 100%. Under this transaction, General Re also assumed a corresponding amount of net loss reserves and as a result, there was no impact on net underwriting gains in the first quarter of 2008. There was no similar transaction in 2009.

Excluding the effect of the reinsurance-to-close transaction in 2008 and the effects of foreign currency translation rate changes, premiums earned in the first six months of 2009 increased $63.6 million (3.8%). The increase was due primarily to increased volume in Europe and lower retrocessions of Lloyd’s market business. Premium volume in 2009 may remain flat or increase slightly above 2008 levels if current market conditions continue.

Underwriting gains were $214 million in the second quarter and $191 million for the first six months of 2009.  Underwriting gains for the first six months of 2009 included gains of $111 million from property business and $80 million from casualty/workers’ compensation business.  The property results in 2009 were net of $82 million of losses from catastrophes, including winter storm Klaus in Europe, the Victoria bushfires in Australia and an earthquake in Italy. The timing and magnitude of catastrophe and large individual losses can produce significant volatility in periodic underwriting results.  The underwriting gains from casualty/workers’ compensation business reflected the overall favorable run-off of prior years’ loss reserves.

Underwriting results were $55 million in the second quarter and $70 million for the first six months of 2008.  Underwriting gains for the first six months of 2008 included gains of $133 million from property business and losses of $63 million from casualty/workers’ compensation business.  Property results for the first six months of 2008 included a $50 million loss from winter storm Emma in Germany and hailstorms in Europe.  Casualty losses were adversely impacted by legal costs incurred in connection with the regulatory investigations of finite reinsurance.

Life/health

Premiums earned in the second quarter and first six months of 2009 were $612 million and $1,228 million, respectively, decreases of $55 million (8.2%) and $105 million (7.9%) from the 2008 comparable periods.  Excluding the effects of changes in foreign currency translation rates, premiums earned in 2009 were relatively unchanged from the first six months of 2008. The life/health operations produced underwriting gains of $62 million in the second quarter of 2009, an increase of $15 million over 2008, which was due primarily to lower losses in the U.S. long-term health business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance —Underwriting (Continued)

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

	Premiums earned				Pre-tax underwriting gain/loss
	Second Quarter		First Six Months		Second Quarter		First Six Months
	2009	2008	2009	2008	2009	2008	2009	2008
Catastrophe and individual risk	$241	$222	$495	$439	$169	$176	$322	$350
Retroactive reinsurance	77	3	1,886	3	(95)	(112)	(202)	(233)
Other multi-line	892	931	1,916	1,698	(365)	15	(208)	(9)
	$1,210	$1,156	$4,297	$2,140	$(291)	$79	$(88)	$108

Premiums earned in the first six months of 2009 from catastrophe and individual risk contracts increased $56 million (13%) versus the first half of 2008. The level of business written in a given period will vary significantly due to changes in market conditions and management’s assessment of the adequacy of premium rates. In addition, management has constrained the volume of business written in 2009 in response to the decline in Berkshire’s net worth that occurred in the first quarter of 2009. Due to the restoration of net worth that occurred during the second quarter, management’s willingness to write large catastrophe risks has increased but to date rates have not warranted such writing. Underwriting results in 2009 and 2008 reflected no significant catastrophe losses.

Premiums earned in the first six months of 2009 from retroactive reinsurance included 2 billion Swiss Francs (“CHF”) (approximately $1.7 billion) from an adverse loss development contract with Swiss Reinsurance Company Limited and its affiliates (“Swiss Re”) covering substantially all of Swiss Re’s non-life insurance losses and allocated loss adjustment expenses for loss events occurring prior to January 1, 2009. The Swiss Re contract provides aggregate limits of indemnification of 5 billion CHF in excess of a retention of Swiss Re’s reported loss reserves at December 31, 2008 (58.725 billion CHF) less 2 billion CHF. The impact on underwriting results from this contract was negligible as the premiums earned were offset by a corresponding amount of losses incurred.

Retroactive policies generally provide very large, but limited, indemnification of unpaid losses and loss adjustment expenses with respect to past loss events that are generally expected to be paid over long periods of time. The underwriting losses from retroactive policies primarily represent the periodic amortization of deferred charges established at the inception of the contracts. At June 30, 2009, unamortized deferred charges were approximately $3.7 billion and gross unpaid losses were approximately $18.1 billion for all of BHRG’s retroactive contracts.

Premiums earned in the second quarter of 2009 from other multi-line business declined $39 million compared to 2008 and in the first six months of 2009 increased $218 million versus 2008. Premiums earned in the second quarter and first six months of 2009 included $652 million and $1,317 million, respectively, from a 20% quota-share contract with Swiss Re covering substantially all of Swiss Re’s property/casualty risks incepting from January 1, 2008 and running through December 31, 2012. Premiums earned in 2008 from the Swiss Re contract were $534 million in the second quarter and $673 million in the first six months. Excluding the Swiss Re quota-share contract, other multi-line business premiums earned in 2009 declined $157 million in the second quarter and $426 million (approximately 40%) versus 2008 periods, primarily due to lower property, workers’ compensation and Lloyd’s market volume.

Pre-tax underwriting results from other multi-line reinsurance in 2009 included foreign currency transaction losses of $417 million for the second quarter and $365 million for the first six months. These non-cash losses arose from the conversion of certain reinsurance loss reserves and other liabilities denominated in foreign currencies (primarily the U.K. Pound Sterling and the Euro) into U.S. Dollars as of the balance sheet date. The value of these currencies rose significantly versus the U.S. Dollar in the second quarter of 2009 resulting in losses. The foreign currency transaction gains and losses were relatively insignificant in the first half of 2008. As disclosed in Berkshire’s 2008 Annual Report on Form 10-K, these currencies weakened significantly in 2008 versus the U.S. Dollar (particularly over the last half of 2008), which produced a pre-tax foreign currency transaction gain of approximately $930 million for the year.  Excluding foreign currency transaction losses, other multi-line reinsurance produced underwriting gains of $52 million in the second quarter and $157 million in the first six months of 2009, reflecting underwriting gains from the Swiss Re quota-share contract and improved loss ratios for property business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance —Underwriting (Continued)

Berkshire Hathaway Primary Group

Premiums earned in 2009 by Berkshire’s various primary insurers were $455 million in the second quarter and $911 million in the first six months, representing declines of $46 million and $79 million compared to the corresponding 2008 periods, resulting from increased competition across virtually all market segments. For the first six months, Berkshire’s primary insurers produced underwriting gains of $33 million in 2009 and $106 million in 2008. Underwriting results in the first half of 2009 were lower than 2008 for most of the primary insurance operations due to higher loss ratios and expense ratios, which reflected the impact of fixed costs on lower premium volume.

Insurance—Investment Income

A summary of net investment income of Berkshire’s insurance operations follows. Amounts are in millions.

	Second Quarter		First Six Months
	2009	2008	2009	2008
Investment income before taxes, noncontrolling interests and equity method earnings	$1,422	$1,204	$2,720	$2,293
Income taxes and noncontrolling interests	376	320	724	607
Net investment income before equity method earnings	1,046	884	1,996	1,686
Equity method earnings	113	—	196	—
Net investment income	$1,159	$884	$2,192	$1,686

Investment income consists of interest and dividends earned on cash equivalents and investments allocable to Berkshire’s insurance businesses. Pre-tax investment income earned in the second quarter and first six months of 2009 exceeded amounts earned in 2008 periods by $218 million and $427 million, respectively. The increases in investment income in 2009 primarily reflected earnings from several large investments made during the fourth quarter of 2008 and first half of 2009, partially offset by lower earnings on cash and cash equivalents due to lower short-term interest rates and lower average cash balances in 2009.

In October 2008, Berkshire subsidiaries acquired Wrigley, Goldman Sachs and General Electric securities for an aggregate cost of $14.5 billion and in March 2009, Berkshire invested 3 billion CHF in a 12% convertible perpetual instrument of Swiss Re. In addition, on April 1, 2009, Berkshire invested $3 billion in 8.5% Cumulative Convertible Perpetual Preferred Stock of The Dow Chemical Company. See Note 7 to the Condensed Consolidated Financial Statements. Interest and dividends from these securities will be approximately $2 billion per annum, which is expected to produce comparative increases in investment income over the remainder of 2009. Partially offsetting these increases will be reductions in dividends from Berkshire’s investments in Wells Fargo and U.S. Bancorp common stock as a result of dividend rate cuts announced by those companies.

Beginning in 2009, investment income also includes earnings from equity method investments (Burlington Northern Santa Fe and Moody’s). Equity method earnings represents Berkshire’s proportionate share of the net earnings of these companies. Dividends earned on these investments in the first six months of 2009 were $71 million, but were not reflected in Berkshire’s earnings as a result of the application of the equity method. For the first six months of 2008, dividends earned from these investments of $50 million were included in investment income. In the third quarter of 2009, Berkshire intends to discontinue the use of the equity method with respect to its investment in Moody’s common stock as a result of a reduction in its ownership interest to less than 20% (about 17% at July 31, 2009).

A summary of cash and investments held in Berkshire’s insurance businesses follows. Amounts are in millions.

	June 30, 2009	Dec. 31, 2008	June 30, 2008
Cash and cash equivalents	$15,077	$18,845	$25,358
Equity securities	45,557	48,892	69,278
Fixed maturity securities	31,727	26,932	30,169
Other *	30,365	21,535	—
	$122,726	$116,204	$124,805

*
Other investments include the investments in Wrigley, Goldman Sachs, General Electric, Swiss Re and Dow Chemical as well as investments in BNSF and Moody’s, which beginning as of December 31, 2008 are accounted for under the equity method. At June 30, 2008, investments in BNSF and Moody’s are included in equity securities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Investment Income (Continued)

Fixed maturity securities as of June 30, 2009 were as follows. Amounts are in millions.

	Amortized Cost	Unrealized Gains/Losses	Fair Value
U.S. Treasury, government corporations and agencies	$2,418	$60	$2,478
States, municipalities and political subdivisions	4,052	264	4,316
Foreign governments	10,801	309	11,110
Corporate bonds, investment grade	5,043	319	5,362
Corporate bonds, non-investment grade	6,023	(228)	5,795
Mortgage-backed securities	2,632	34	2,666
	$30,969	$758	$31,727

All U.S. government obligations are rated AAA by the major rating agencies and approximately 85% of all state, municipal and political subdivisions, foreign government obligations and mortgage-backed securities were rated AA or higher. Non-investment grade securities represent securities that are rated below BBB- or Baa3.

Invested assets derive from shareholder capital and reinvested earnings as well as net liabilities assumed under insurance contracts or “float.” The major components of float are unpaid losses, unearned premiums and other liabilities to policyholders less premiums and reinsurance receivables, deferred charges assumed under retroactive reinsurance contracts and deferred policy acquisition costs. Float was approximately $61 billion at June 30, 2009 and $58 billion as of December 31, 2008. The cost of float, as represented by the ratio of pre-tax underwriting gain or loss to average float, was negative in 2009 and 2008, as Berkshire’s insurance businesses generated underwriting gains in each period.

Utilities and Energy (“MidAmerican”)

Revenues and earnings from MidAmerican are summarized below. Amounts are in millions.

	Second Quarter				First Six Months
	Revenues		Earnings		Revenues		Earnings
	2009	2008	2009	2008	2009	2008	2009	2008
MidAmerican Energy Company	$768	$1,093	$40	$67	$1,906	$2,471	$148	$201
PacifiCorp	1,041	1,069	160	159	2,172	2,176	344	327
Natural gas pipelines	220	244	78	91	560	588	270	283
U.K. utilities	199	244	62	73	392	533	130	193
Real estate brokerage	290	347	26	15	468	592	13	(4)
Other	137	38	115	13	106	69	(41)	17
	$2,655	$3,035			$5,604	$6,429

Earnings before corporate interest and income taxes			481	418			864	1,017
Interest, other than to Berkshire			(79)	(89)			(159)	(172)
Interest on Berkshire junior debt			(16)	(22)			(34)	(45)
Income taxes and noncontrolling interests			(115)	(87)			(183)	(238)
Net earnings			$271	$220			$488	$562
Earnings attributable to Berkshire *			$253	$208			$456	$524
Debt owed to others at June 30							$19,708	$18,891
Debt owed to Berkshire at June 30							$520	$754

*	Net of noncontrolling interests and includes interest earned by Berkshire (net of related income taxes).

Berkshire currently owns an 89.5% interest in MidAmerican Energy Holdings Company (“MidAmerican”), an international energy company. MidAmerican’s domestic regulated energy interests are comprised of two regulated utility companies and two interstate natural gas pipeline companies. In the United Kingdom, MidAmerican owns two electricity distribution businesses. The rates that MidAmerican’s utilities, electricity distribution businesses and natural gas pipelines charge customers for energy and other services are generally subject to regulatory approval. Rates are based in large part on the costs of business operations, including a return on capital. To the extent these operations are not allowed to include such costs in the approved rates, operating results will be adversely affected. In addition, MidAmerican’s other businesses include a diversified portfolio of independent power projects and the second-largest residential real estate brokerage firm in the United States.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Utilities and Energy (“MidAmerican”) (Continued)

Revenues of MidAmerican Energy Company (“MEC”) in the second quarter and first six months of 2009 declined $325 million (30%) and $565 million (23%), respectively, from the same periods in 2008. The revenue decreases in both periods reflect lower regulated natural gas revenues and, to a lesser extent, lower regulated electricity revenues.  Regulated natural gas revenues decreased by $162 million in the second quarter and $345 million in the first six months primarily due to a lower average per-unit cost of gas sold, which is directly passed through to customers, and to lower sales volume (decreased demand due to milder temperatures). MEC’s regulated electricity revenues declined $101 million in the second quarter and $140 million in the first six months primarily as a result of lower average wholesale prices and volumes, which have decreased as a result of reduced demand in the current economic environment. Declines in MEC’s 2009 earnings before corporate interest and income taxes (“EBIT”) of $27 million (40%) for the second quarter and $53 million (26%) for the first six months primarily reflect the lower regulated electricity revenues, partially offset by lower cost of sales.

PacifiCorp’s 2009 revenues decreased slightly ($28 million or 3%) in the second quarter and were relatively unchanged for the first six months compared to 2008. Revenues in 2009 reflect an overall decrease in sales volume (both wholesale and retail) of approximately 5% and lower wholesale prices, somewhat offset by higher retail prices approved by regulators. EBIT in the 2009 periods reflects lower energy costs as a result of reduced amounts and prices of purchased energy in response to lower sales volumes and the use of lower-cost generation facilities put into service in the second half of 2008 and first quarter of 2009.

Natural gas pipelines revenues and EBIT in the second quarter and first six months of 2009 were lower compared to 2008 as a result of reduced transportation revenue (due to the current economic climate) and the effects of a favorable rate proceeding included in the results for 2008.  U.K. utility revenues declined $45 million (18%) in the second quarter and $141 million (26%) in the first six months of 2009, principally due to the impact from foreign currency exchange rates as a result of a much stronger U.S. Dollar in 2009 as compared with 2008.  EBIT of the U.K. utilities in the second quarter and first six months of 2009 decreased $11 million (15%) and $63 million (33%), respectively, from 2008 periods.  The declines in EBIT reflect foreign currency exchange rate changes as well as higher depreciation and operating expenses.

Real estate brokerage revenues declined $57 million (16%) in the second quarter and $124 million (21%) in the first six months of 2009 as compared to corresponding 2008 periods due to declines in transaction volume and lower home sales prices, reflecting the continuing weakness in U.S. housing markets. Improvements in earnings of the real estate brokerage business in 2009 compared to 2008 reflect lower commission and other operating expenses as well as the benefit of increased home refinancing transaction volume conducted by an affiliated home mortgage business.

Other revenues and EBIT in 2009 included gains of $93 million in the second quarter and $37 million in the first six months associated with the Constellation Energy common stock investment.  Other EBIT also included $125 million in stock-based compensation expense recorded in the first quarter of 2009 as a result of the purchase of common stock issued by MidAmerican upon the exercise of the last remaining stock options that had been granted to certain members of management at the time of Berkshire’s acquisition of MidAmerican in 2000.

Manufacturing, Service and Retailing

Many of Berkshire’s subsidiaries are engaged in a wide variety of manufacturing, service and retailing businesses. A comparison of revenues and pre-tax earnings of these businesses follows. Amounts are in millions.

	Second Quarter				First Six Months
	Revenues		Earnings		Revenues		Earnings
	2009	2008	2009	2008	2009	2008	2009	2008
Marmon	$1,286	$1,901	$170	$261	$2,540	$2,166	$332	$289
McLane	7,864	7,269	66	68	14,857	14,258	209	141
Shaw	1,029	1,337	30	82	2,032	2,561	85	133
Other manufacturing	2,975	3,972	226	528	5,607	7,475	347	980
Other service	1,572	2,276	(76)	317	3,078	4,402	(62)	526
Retailing	657	738	21	29	1,314	1,500	37	61
	$15,383	$17,493			$29,428	$32,362
Pre-tax earnings			$437	$1,285			$948	$2,130
Income taxes and noncontrolling interests			198	566			451	924
			$239	$719			$497	$1,206

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Manufacturing, Service and Retailing (Continued)

Marmon

Berkshire acquired a 60% interest in Marmon Holdings, Inc. (“Marmon”) on March 18, 2008 and currently owns a 63.6% interest. Marmon’s revenues, costs and expenses are included in Berkshire’s Consolidated Financial Statements beginning as of that date. See Note 4 to the Condensed Consolidated Financial Statements for additional information concerning the acquisition and Marmon’s operations. For the second quarter and six months ended June 30, 2009, Marmon’s revenues declined approximately 32% and 30%, respectively, from the revenues for the comparable 2008 periods (including periods in 2008 prior to Berkshire’s acquisition). Earnings in the 2009 periods also declined significantly from earnings in the comparable 2008 periods, reflecting the revenue declines, partially offset by the impact of ongoing cost reduction efforts across all business sectors. With the exception of Retail Store Fixtures and Food Service Equipment sectors, which produced increased earnings in the first half of 2009, earnings declined in the other nine business sectors.

McLane

McLane’s revenues for the second quarter of 2009 increased $595 million (8%) over 2008 and for the first six months increased $599 million (4%) over 2008. Pre-tax earnings for the second quarter of 2009 were relatively unchanged from 2008. For the first six months of 2009, earnings were $209 million, an increase of $68 million (48%) over 2008. Earnings for the first six months of 2009 included the impact of a substantial inventory price change gain associated with an increase in federal excise taxes on cigarettes. Many tobacco manufacturers raised prices in anticipation of the tax increase, which allowed McLane to generate a one-time price change gain. The one-time inventory price change gain was partially offset by a federally mandated one-time floor stock tax on related inventory held.

McLane’s business is marked by high sales volume and very low profit margins and has been subject to increased price competition in recent years. The gross margin rate was 6.10% in the first half of 2009 compared to 5.96% in 2008. Approximately one-third of McLane’s annual revenues are from Wal-Mart. A curtailment of purchasing by Wal-Mart could have a material adverse impact on the earnings of McLane.

Shaw

Shaw’s revenues in the second quarter and first six months of 2009 declined $308 million (23%) and $529 million (21%) from revenues in the corresponding 2008 periods. The revenue declines in 2009 were driven primarily by lower unit sales. Pre-tax earnings for the second quarter of 2009 were $30 million, a decrease of $52 million (63%) versus 2008. Earnings were $85 million for the first six months of 2009, a decrease of $48 million (36%) compared with 2008. Operating results in 2009 benefitted from lower raw material costs. However, the favorable impact of the lower material costs was more than offset by relatively higher operating costs attributable to significant declines in sales volume, which decreased plant operating levels and manufacturing efficiencies, and costs related to plant closures. During 2009, Shaw incurred costs of $43 million in the second quarter and $54 million in the first six months related to plant closures. Comparable costs in 2008 periods were not significant. Operating results in 2009 reflect the effects of the ongoing recession and the slow residential real estate activity.

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

Revenues from other manufacturing activities for the second quarter of 2009 were $2,975 million, a decrease of $997 million (25%) from 2008. Revenues for the first six months of 2009 were $5,607 million, a decrease of $1,868 million (25%) from 2008. Nearly all of the businesses in the manufacturing group experienced the adverse effects of the global economic recession as consumers and customers dramatically cut purchases. During the first six months of 2009, revenues were lower for apparel (16%), building products (26%) and other businesses (31%) as compared to the comparable prior year period.

Pre-tax earnings of the other manufacturing businesses were $226 million in the second quarter of 2009, a decrease of $302 million (57%) versus 2008. Earnings for the first six months of 2009 were $633 million (65%) lower than in the comparable 2008 period. The declines in earnings reflected the dramatic drop in revenues as well as relatively higher costs resulting from lower manufacturing efficiencies. Lower earnings were generated by essentially all of these businesses. Each business has taken actions to reduce costs, slow production and reduce or delay capital spending until the economy improves.

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

Revenues of the other service businesses were $1,572 million in the second quarter of 2009, a decrease of $704 million (31%) compared to 2008. For the first six months of 2009, revenues of $3,078 million declined $1,324 million (30%) versus 2008. In 2009, pre-tax losses were $76 million for the second quarter and $62 million for the first six months.  Other service businesses generated pre-tax earnings in 2008 of $317 million for the second quarter and $526 million for the first six months. The decreases in revenues and pre-tax earnings reflect the negative impact of the global recession on substantially all of Berkshire’s other service businesses and in particular, NetJets’ fractional ownership business.

In 2009, NetJets' revenues declined $550 million (43%) for the second quarter and $1,024 million (42%) for the first six months as compared to 2008. The declines reflected an 81% decline in aircraft sales as well as a 22% decline in flight operations revenues primarily due to lower flight revenue hours. NetJets produced pre-tax losses in 2009 of $253 million for the second quarter and $349 million for the first six months. The pre-tax losses included asset writedowns and other downsizing costs of $192 million for the second quarter and $255 million for the first six months. NetJets owns more planes than is required for its present level of operations and further downsizing will be required unless demand rebounds.

Retailing

Berkshire’s retailing operations consist of four home furnishings businesses (Nebraska Furniture Mart, R.C. Willey, Star Furniture and Jordan’s), three jewelry businesses (Borsheims, Helzberg and Ben Bridge) and See’s Candies. Revenues of the retailing businesses were $657 million in the second quarter of 2009 and $1,314 million for the first six months, decreases of $81 million (11%) and $186 million (12%) compared with the corresponding 2008 periods. Pre-tax earnings in the second quarter of 2009 declined $8 million (28%) to $21 million and in the first six months declined $24 million (39%) to $37 million versus 2008. Throughout 2008 and in the fourth quarter in particular, as the impact of the economic recession in the U.S. worsened, consumer spending declined. These conditions continued through the first half of 2009. Revenues and pre-tax earnings declined in both the jewelry and home furnishings businesses as a result of the general economic conditions. In general, sales of “higher-end” retail products have suffered greater declines than “popular-priced” items.

Finance and Financial Products

A summary of revenues and pre-tax earnings from Berkshire’s finance and financial products businesses follows. Amounts are in millions.

	Second Quarter				First Six Months
	Revenues		Earnings		Revenues		Earnings
	2009	2008	2009	2008	2009	2008	2009	2008
Manufactured housing and finance	$821	$937	$47	$86	$1,548	$1,754	$89	$201
Furniture/transportation equipment leasing	167	196	2	22	340	386	5	40
Other	111	170	86	146	220	321	168	254
	$1,099	$1,303			$2,108	$2,461
Pre-tax earnings			$135	$254			$262	$495
Income taxes and noncontrolling interests			53	95			102	189
			$82	$159			$160	$306

Revenues from manufactured housing and finance activities (Clayton Homes) in 2009 declined $116 million (12%) for the second quarter and $206 million (12%) for the first six months compared to 2008. The declines were due primarily to a 26% decline in year-to-date home unit sales, partially offset by a 7% increase in average selling price due primarily to mix changes and higher interest from installment loans. The increase in interest income reflects higher average installment loan balances in 2009 versus 2008 due primarily to portfolio acquisitions in 2008. Installment loan balances were approximately $12.4 billion as of June 30, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Finance and Financial Products (Continued)

Pre-tax earnings of Clayton Homes in the second quarter and first six months of 2009 declined $39 million (45%) and $112 million (56%) from earnings for the corresponding 2008 periods. Pre-tax earnings in 2009 reflected increases in loan loss provisions of $42 million for the second quarter and $80 million for the first six months. Lower earnings in the 2009 periods also reflected lower unit sales and increased interest expense, partially offset by lower selling, general and administrative expenses from cost reduction efforts. Pre-tax earnings in 2008 included a $22 million gain from the sale of certain housing community assets in the first quarter.

Revenues and pre-tax earnings from furniture and transportation equipment leasing activities for the first six months of 2009 declined $46 million and $35 million, respectively, compared to 2008. The declines primarily reflect lower rental income driven by relatively low utilization rates for over-the-road trailer and storage units. Significant cost components of this business are fixed (depreciation and facility expenses) and therefore earnings generally change disproportionately to revenues. Revenues and earnings of Clayton Homes and the furniture/transportation equipment leasing businesses have been negatively affected by the economic recession as well as the credit crisis.

Earnings from other finance business activities consist primarily of interest income earned on short-term and fixed maturity investments and from a small portfolio of commercial real estate loans. The declines in revenues and pre-tax earnings in 2009 are primarily attributable to lower short-term interest rates and lower invested asset levels. In addition, other activities include earnings from a 100 basis point interest rate spread on $12 billion in Berkshire Hathaway Finance Corporation borrowings, which are used in connection with Clayton Homes’ installment lending activities. A corresponding charge is reflected in Clayton Homes’ earnings.

Investment and Derivative Gains/Losses

A summary of investment and derivative gains and losses and other-than-temporary impairments of investments follows. Amounts are in millions.

	Second Quarter		First Six Months
	2009	2008	2009	2008
Investment gains/losses	$3	$675	$(367)	$790
Other-than-temporary impairments of investments	(30)	(429)	(3,126)	(429)
Derivative gains/losses	2,357	689	840	(952)
Gains/losses before income taxes and noncontrolling interests	2,330	935	(2,653)	(591)
Income taxes and noncontrolling interests	815	325	(929)	(210)
Net gains/losses	$1,515	$610	$(1,724)	$(381)

Investment gains or losses are recognized upon the sales of investments or as otherwise required under GAAP. The timing of realized gains or losses from sales can have a material effect on periodic earnings. However, such gains or losses usually have little, if any, impact on total shareholders’ equity because most equity and fixed maturity investments are carried at fair value with any unrealized gain or loss included as components of accumulated other comprehensive income.

Other-than-temporary impairments (“OTTI”) of investments in 2009 predominantly relate to a first quarter OTTI charge with respect to Berkshire’s investment in ConocoPhillips common stock. The market price of ConocoPhillips shares declined sharply over the last half of 2008. In the first six months of 2009, Berkshire sold approximately 20.4 million shares of ConocoPhillips and sold additional shares in July. Although Berkshire expects the market price for ConocoPhillips shares to increase over time to levels that exceed original cost, Berkshire may sell additional shares before the price recovers. Sales in 2009 were or may be in anticipation of other investment opportunities, to increase overall liquidity and to carry back realized capital losses to prior years for income tax purposes. Capital losses can be carried back three years and carried forward five years for federal income tax purposes. Income taxes of approximately $690 million paid on capital gains in 2006 will be fully recoverable if capital losses of at least $1.98 billion are generated by the end of 2009. Since a significant portion of the decline in the market value of Berkshire’s investment in ConocoPhillips occurred during the last half of 2008, a significant portion of the other-than-temporary impairment losses recorded in earnings in the first quarter of 2009 was recognized in other comprehensive income as of December 31, 2008.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Investment and Derivative Gains/Losses (Continued)

Losses from credit default contracts for the first quarter of 2009 were approximately $1.35 billion, which reflected several defaults and the widening of credit default spreads with respect to the underlying non-investment grade issuers included in the high yield indexes. During the second quarter of 2009, credit default spreads tightened resulting in a second quarter gain of approximately $400 million. Non-investment grade issuers are typically highly leveraged and therefore dependent on having ongoing access to the capital markets. The freezing of the credit markets in late 2008 and early 2009 was particularly detrimental to these issuers. As a result, several high yield issuers defaulted in the first six months of 2009. In the first six months of 2009, credit default loss payments were approximately $1.5 billion and additional payments of approximately $350 million were made in July.

In the second quarter and first six months of 2009, gains from equity index put option contracts were $1.96 billion and $1.79 billion, respectively. The gains in the second quarter of 2009 reflected increases in the equity indexes ranging from 8% to 23%, partially offset by the impact of a weaker U.S. Dollar on non-U.S. contracts. In 2008, equity index put option contracts produced a gain of $326 million in the second quarter and a loss of $851 million for the first six months. The loss for the first six months reflected declines in the equity indexes and a weaker U.S. Dollar. Berkshire’s ultimate payment obligations, if any, under equity index put option contracts will be determined as of the contract expiration dates, which begin in 2018.

Financial Condition

Berkshire’s balance sheet continues to reflect significant liquidity and a strong capital base. Consolidated Berkshire shareholders’ equity at June 30, 2009 was $114.5 billion, an increase of $5.3 billion from December 31, 2008. Consolidated cash and invested assets of insurance and other businesses was approximately $129.6 billion at June 30, 2009, an increase of about $7.6 billion from December 31, 2008.  Cash and cash equivalents of insurance and other businesses were $21.4 billion as of June 30, 2009. Invested assets are held predominantly in Berkshire’s insurance businesses.

During the first six months of 2009, Berkshire acquired a 12% convertible perpetual instrument issued by Swiss Re for $2.7 billion and 8.5% Cumulative Convertible Perpetual Preferred Stock of The Dow Chemical Company for $3 billion. Investment income generated by these investments will greatly exceed income currently earned on short-term investments (which, for the first half of 2009 was at rates, generally, less than 0.50% per annum).

Capital expenditures of the utilities and energy businesses in the first six months of 2009 were approximately $1.7 billion. Forecasted capital expenditures for 2009 are estimated at $3.4 billion. MidAmerican intends to fund future capital expenditures with cash flows from operations and debt proceeds. MidAmerican’s borrowings were $19.7 billion at June 30, 2009, an increase of $563 million from December 31, 2008. During the first quarter of 2009, MidAmerican issued $350 million of 5.5% bonds maturing in 2019 and $650 million of 6.0% bonds maturing in 2039. Notes payable and other borrowings of approximately $200 million mature over the remainder of 2009 and an additional $1.28 billion matures before the end of 2011. Berkshire has committed until February 28, 2011 to provide up to $3.5 billion of additional capital to MidAmerican to permit the repayment of its debt obligations or to fund its regulated utility subsidiaries. Berkshire does not intend to guarantee the repayment of debt by MidAmerican or any of its subsidiaries.

Assets of the finance and financial products businesses, which consisted primarily of loans and finance receivables, fixed maturity securities and cash and cash equivalents, were approximately $24.2 billion as of June 30, 2009 and $23.9 billion at December 31, 2008. Liabilities were $29.6 billion as of June 30, 2009 and $30.7 billion at December 31, 2008. As of June 30, 2009, notes payable and other borrowings of $14.7 billion included $12.0 billion of medium-term notes issued by Berkshire Hathaway Finance Corporation (“BHFC”). In 2009, BHFC issued $250 million of 5.4% notes due in 2018 and $1.0 billion of 4.0% notes due in 2012. The BHFC notes are unsecured and mature at various dates extending through 2018, beginning with a $1.5 billion maturity in January 2010. The proceeds from the medium-term notes were used to finance originated and acquired loans of Clayton Homes. The full and timely payment of principal and interest on the notes is guaranteed by Berkshire.

During 2008 and continuing into 2009, access to credit markets became limited as a consequence of the ongoing worldwide credit crisis. As a result, interest rates for investment grade corporate issuers increased relative to government obligations, even for companies with strong credit histories and ratings. Although management believes that the credit crisis is temporary and that Berkshire has ample liquidity and capital to withstand these conditions, restricted access to credit markets at affordable rates over longer periods could have a significant negative impact on operations, particularly the utilities and energy businesses and the finance and financial products operations. Management believes that it currently maintains ample liquidity to cover its existing contractual obligations and provide for contingent liquidity needs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Contractual Obligations

Berkshire and its subsidiaries are parties to contracts associated with ongoing business and financing activities, which will result in cash payments to counterparties in future periods. Certain obligations reflected in the Condensed Consolidated Balance Sheets, such as notes payable, require future payments on contractually specified dates and in fixed and determinable amounts. The timing and amount of the payment of other obligations, such as unpaid property and casualty loss reserves and long duration credit default and equity index put option contracts, are contingent upon the outcome of future events. Actual payments will likely vary, perhaps significantly, from estimates. Other obligations pertain to the acquisition of goods or services in the future, which are not currently reflected in the financial statements, such as minimum rentals under operating leases. Berkshire’s consolidated contractual obligations as of June 30, 2009 did not change materially from those disclosed in “Contractual Obligations,” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Berkshire’s Condensed Consolidated Balance Sheet as of June 30, 2009 includes estimated liabilities for unpaid losses from property and casualty insurance and reinsurance contracts of $58.9 billion. Due to the inherent uncertainties in the process of establishing loss reserve amounts, the actual ultimate claim amounts will likely differ from the currently recorded amounts. A very small percentage change in estimates of this magnitude will result in a material effect on reported earnings. The effects from changes in these estimates are recorded as a component of losses incurred in the period of the change.

Berkshire’s Condensed Consolidated Balance Sheet as of June 30, 2009 includes goodwill of acquired businesses of $33.9 billion. A significant amount of judgment is required in performing goodwill impairment tests. Such tests include periodically determining or reviewing the estimated fair value of Berkshire’s reporting units. There are several methods of estimating a reporting unit’s fair value, including market quotations, asset and liability fair values and other valuation techniques, such as discounted projected future net earnings and multiples of earnings. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then individual assets, including identifiable intangible assets, and liabilities of the reporting unit are estimated at fair value. The excess of the estimated fair value of the reporting unit over the estimated fair value of net assets would establish the implied value of goodwill. The excess of the recorded amount of goodwill over the implied value is then charged to earnings as an impairment loss. Although Berkshire has not concluded that any significant amounts of goodwill were impaired in recent years, the ultimate length and depth of the ongoing economic recession could adversely impact the long-term economic values of certain of its businesses and result in impairment charges in future periods. Conversely, in light of Berkshire’s strong capital position, the current recession may enhance the long-term economic value of Berkshire’s subsidiaries.

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

Information concerning recently issued accounting pronouncements which are not yet effective is included in Note 3 to the Condensed Consolidated Financial Statements. Berkshire is currently evaluating the impact of these accounting pronouncements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Berkshire’s most recently issued Annual Report and in particular the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of June 30, 2009, there are no material changes in the market risks described in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Part II Other Information

Item 1. Legal Proceedings

Berkshire and its subsidiaries are parties in a variety of legal actions arising out of the normal course of business. In particular, such legal actions affect Berkshire’s insurance and reinsurance businesses. Such litigation generally seeks to establish liability directly through insurance contracts or indirectly through reinsurance contracts issued by Berkshire subsidiaries. Plaintiffs occasionally seek punitive or exemplary damages. Berkshire does not believe that such normal and routine litigation will have a material effect on its financial condition or results of operations. Berkshire and certain of its subsidiaries are also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines and penalties in substantial amounts. Reference is made to Note 20 to the Annual Report on Form 10-K for the year ended December 31, 2008 and Note 18 to the Condensed Consolidated Financial Statements included in Part I of this Form 10-Q for detailed discussion of such actions.

Item 1A. Risk Factors

Berkshire’s significant business risks are described in Item 1A to Form 10-K for the year ended December 31, 2008 to which reference is made herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders of Berkshire Hathaway Inc. (“Berkshire”), held May 2, 2009, Berkshire’s shareholders re-elected Berkshire’s directors in an uncontested election.  Berkshire’s shareholders also voted on a shareholder proposal to request that the Board of Directors issue a sustainability report to shareholders.  Proxies for the meeting had previously been solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Following are the votes cast for and against each director.  There were no votes withheld, abstentions or broker non-votes.

Directors	For	Against
Warren E. Buffett	884,193	6,123
Howard G. Buffett	888,686	1,631
Susan L. Decker	886,184	4,134
William H. Gates III	889,352	965
David S. Gottesman	889,437	880
Charlotte Guyman	889,015	1,301
Donald R. Keough	889,043	1,274
Charles T. Munger	885,530	4,787
Thomas S. Murphy	876,364	13,953
Ronald L. Olson	886,622	3,696
Walter Scott, Jr.	888,966	1,350

Votes on the shareholder proposal were as follows:

For	Against	Abstain
52,667	716,678	39,971

Item 5. Other Information

None

Item 6. Exhibits

a. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certifications
31.2	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications
32.2	Section 1350 Certifications
101
The following financial information from Berkshire Hathaway Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008, (ii) the Condensed Consolidated Statements of Earnings for each of the three-month and six-month periods ended June 30, 2009 and 2008, (iii) the Condensed Consolidated Statements of Cash Flows for each of the six-month periods ended June 30, 2009 and 2008, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC.
(Registrant)

Date August 7, 2009	/S/ MARC D. HAMBURG
(Signature)
Marc D. Hamburg, Senior Vice President and Principal Financial Officer