Form 10-Q
period 2009-09-30
BERKSHIRE HATHAWAY INC
filed 2009-11-06
CIK 1067983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

Number of shares of common stock outstanding as of October 29, 2009:

Class A —   1,056,884
Class B  — 14,845,356

BERKSHIRE HATHAWAY INC.

Part I Financial Information

Item 1. Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Insurance and Other:
Cash and cash equivalents	$23,840	$24,302
Investments:
Fixed maturity securities	32,586	27,115
Equity securities	55,084	49,073
Other	31,927	21,535
Receivables	16,047	14,925
Inventories	6,051	7,500
Property, plant and equipment	16,567	16,703
Goodwill	27,617	27,477
Other	13,258	13,257
	222,977	201,887

Utilities and Energy:
Cash and cash equivalents	744	280
Property, plant and equipment	30,432	28,454
Goodwill	5,333	5,280
Other	7,550	7,556
	44,059	41,570

Finance and Financial Products:
Cash and cash equivalents	2,335	957
Investments in fixed maturity securities	4,765	4,517
Loans and finance receivables	13,514	13,942
Goodwill	1,024	1,024
Other	3,336	3,502
	24,974	23,942
	$292,010	$267,399

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Losses and loss adjustment expenses	$59,603	$56,620
Unearned premiums	8,753	7,861
Life and health insurance benefits	4,012	3,619
Accounts payable, accruals and other liabilities	15,420	14,987
Notes payable and other borrowings	3,815	4,349
	91,603	87,436

Utilities and Energy:
Accounts payable, accruals and other liabilities	5,703	6,175
Notes payable and other borrowings	19,564	19,145
	25,267	25,320

Finance and Financial Products:
Accounts payable, accruals and other liabilities	2,561	2,656
Derivative contract liabilities	10,352	14,612
Notes payable and other borrowings	14,642	13,388
	27,555	30,656
Income taxes, principally deferred	16,903	10,280
Total liabilities	161,328	153,692

Shareholders’ equity:
Common stock and capital in excess of par value	27,086	27,141
Accumulated other comprehensive income	15,816	3,954
Retained earnings	83,171	78,172
Berkshire Hathaway shareholders’ equity	126,073	109,267
Noncontrolling interests	4,609	4,440
Total shareholders’ equity	130,682	113,707
	$292,010	$267,399

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in millions except per share amounts)

	Third Quarter		First Nine Months
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Revenues:
Insurance and Other:
Insurance premiums earned	$6,595	$6,465	$21,263	$18,905
Sales and service revenues	16,178	17,323	46,075	49,415
Interest, dividend and other investment income	1,361	1,143	4,133	3,588
Investment gains/losses	115	(48)	(314)	738
Other-than-temporary impairment losses on investments	(25)	(250)	(3,151)	(679)
	24,224	24,633	68,006	71,967

Utilities and Energy:
Operating revenues	2,741	3,240	8,212	9,588
Other	71	58	204	139
	2,812	3,298	8,416	9,727

Finance and Financial Products:
Interest income	420	464	1,257	1,360
Investment gains/losses	(5)	2	57	6
Derivative gains/losses	1,732	(1,261)	2,572	(2,213)
Other	721	790	1,987	2,347
	2,868	(5)	5,873	1,500
	29,904	27,926	82,295	83,194

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	4,125	4,796	14,211	12,531
Life and health insurance benefits	435	441	1,320	1,383
Insurance underwriting expenses	1,475	1,102	4,708	4,023
Cost of sales and services	13,614	14,316	38,700	40,530
Selling, general and administrative expenses	2,015	1,861	6,051	5,770
Interest expense	29	42	101	115
	21,693	22,558	65,091	64,352

Utilities and Energy:
Cost of sales and operating expenses	2,080	2,468	6,390	7,462
Interest expense	291	304	880	894
	2,371	2,772	7,270	8,356

Finance and Financial Products:
Interest expense	174	168	511	474
Other	827	926	2,336	2,586
	1,001	1,094	2,847	3,060
	25,065	26,424	75,208	75,768

Earnings before income taxes and equity method earnings	4,839	1,502	7,087	7,426
Income tax expense	1,601	294	2,107	2,145
Earnings from equity method investments	111	—	307	—
Net earnings	3,349	1,208	5,287	5,281
Less: Earnings attributable to noncontrolling interests	111	151	288	404

Net earnings attributable to Berkshire Hathaway	$3,238	$1,057	$4,999	$4,877
Average common shares outstanding *	1,551,727	1,549,226	1,550,986	1,548,871
Net earnings per share attributable to Berkshire Hathaway shareholders *	$2,087	$682	$3,223	$3,149

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

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	First Nine Months
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net earnings	$5,287	$5,281
Adjustments to reconcile net earnings to operating cash flows:
Investment (gains) losses and other-than-temporary impairment losses	3,408	(65)
Depreciation	2,315	2,071
Other	(101)	(241)
Changes in operating assets and liabilities before business acquisitions:
Losses and loss adjustment expenses	2,244	988
Deferred charges reinsurance assumed	(8)	362
Unearned premiums	802	1,551
Receivables and originated loans	(252)	(2,564)
Derivative contract assets and liabilities	(4,315)	3,182
Income taxes	693	(904)
Other assets and liabilities	1,953	(1,233)
Net cash flows from operating activities	12,026	8,428

Cash flows from investing activities:
Purchases of fixed maturity securities	(8,939)	(32,601)
Purchases of equity securities	(3,204)	(9,449)
Purchases of other investments	(6,068)	—
Sales of fixed maturity securities	3,222	13,166
Redemptions and maturities of fixed maturity securities	4,003	15,675
Sales of equity securities	2,126	2,067
Purchases of loans and finance receivables	(227)	(1,359)
Principal collections on loans and finance receivables	618	558
Acquisitions of businesses	(75)	(5,860)
Purchases of property, plant and equipment	(3,803)	(4,201)
Other	1,218	(17)
Net cash flows from investing activities	(11,129)	(22,021)

Cash flows from financing activities:
Proceeds from borrowings of finance businesses	1,550	5,149
Proceeds from borrowings of utilities and energy businesses	1,241	2,147
Proceeds from other borrowings	79	102
Repayments of borrowings of finance businesses	(328)	(2,698)
Repayments of borrowings of utilities and energy businesses	(383)	(2,215)
Repayments of other borrowings	(674)	(174)
Change in short term borrowings	(721)	532
Acquisitions of noncontrolling interests and other	(377)	(87)
Net cash flows from financing activities	387	2,756
Effects of foreign currency exchange rate changes	96	(123)
Increase (decrease) in cash and cash equivalents	1,380	(10,960)
Cash and cash equivalents at beginning of year *	25,539	44,329
Cash and cash equivalents at end of first nine months *	$26,919	$33,369

* Cash and cash equivalents are comprised of the following:
Beginning of year—
Insurance and Other	$24,302	$37,703
Utilities and Energy	280	1,178
Finance and Financial Products	957	5,448
	$25,539	$44,329

End of first nine months—
Insurance and Other	$23,840	$27,899
Utilities and Energy	744	531
Finance and Financial Products	2,335	4,939
	$26,919	$33,369

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

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

For a number of reasons, Berkshire’s results for interim periods are not normally indicative of results to be expected for the year. The timing and magnitude of catastrophe losses incurred by insurance subsidiaries and the estimation error inherent to the process of determining liabilities for unpaid losses of insurance subsidiaries can be relatively more significant to results of interim periods than to results for a full year. Variations in the amounts and timing of investment gains/losses and other-than-temporary impairment losses on investments can cause significant variations in periodic net earnings. Investment gains/losses are recorded when investments are sold or in instances when investments are required to be marked-to-market. In addition, changes in the fair value of derivative assets/liabilities associated with derivative contracts that do not qualify for hedge accounting treatment can cause significant variations in periodic net earnings.

Note 2.    Accounting pronouncements adopted in 2009

During the third quarter of 2009, the FASB Accounting Standards Codification (“the Codification” or “ASC”) became effective and superseded prior existing Financial Accounting Standards and is now the single source of authoritative GAAP.  The Codification does not change previous GAAP and accordingly, its adoption did not have a material impact on Berkshire’s consolidated financial statements.

As of January 1, 2009, Berkshire adopted certain provisions of “ASC 810 Consolidation” which require that noncontrolling interests (formerly known as “minority interests”) be displayed in the balance sheet as a separate component of shareholders’ equity and that net earnings attributable to the noncontrolling interests be clearly indentified and presented in the statement of earnings. In addition, changes in ownership interests where the parent retains a controlling interest are to be reported as transactions affecting shareholders’ equity. Previously such transactions were reportable as additional investment purchases (potentially resulting in recognition of additional other assets, including goodwill, or liabilities) or sales. During the first nine months of 2009, Berkshire acquired certain noncontrolling interests in subsidiaries that resulted in a reduction to shareholders’ equity attributable to Berkshire of approximately $118 million, representing the excess of consideration paid over the previously recorded balance sheet carrying amount of the acquired noncontrolling (minority) interests.

Effective April 1, 2009, Berkshire adopted guidance issued by the FASB in April 2009 relating to financial instruments.  The following three paragraphs further discuss this guidance, the adoption of which was not material to Berkshire’s Consolidated Financial Statements.

The FASB amended standards included in “ASC 320 Investments—Debt and Equity Securities” related to recognition, measurement and presentation for other-than-temporary impairments of debt securities and changed the disclosure requirements for both debt and equity securities. With respect to an investment in a debt security, an other-than-temporary impairment occurs if the investor (a) intends to sell the security before amortized cost is recovered, (b) will more likely than not be required to sell the security before amortized cost is recovered or (c) does not expect to ultimately recover the amortized cost basis even if it does not intend to sell the security. Under (a) and (b) the entire other-than-temporary impairment loss is recognized in earnings. Under (c) a credit loss is recognized in earnings to the extent that the present value of expected cash flows is less than the amortized cost basis and any difference between fair value and the amortized cost basis net of the credit loss is reflected in other comprehensive income net of applicable income taxes.

Notes To Consolidated Financial Statements (Continued)

Note 2.    Accounting pronouncements adopted in 2009 (Continued)

The FASB amended “ASC 820 Fair Value Measurements and Disclosures” to clarify that adjustments to quoted market prices may be required in illiquid or disorderly markets in order to estimate fair value and to provide guidance on the circumstances indicating whether markets are illiquid or disorderly. This amendment prescribes no specific methodology for making adjustments to quoted prices but rather confirms that different valuation techniques may be appropriate under the circumstances to determine the value that would be received to sell an asset or paid to transfer a liability in an orderly transaction.

The FASB also amended “ASC 825 Financial Instruments” to require publicly traded companies to make fair value disclosures of financial instruments in interim financial statements whether or not such instruments are carried in the financial statements at fair value. Previously, these disclosures were required only in annual financial statements. See Note 10.

In May 2009, the FASB amended “ASC 855 Subsequent Events” to set forth general accounting and disclosure requirements for events that occur subsequent to the balance sheet date but before the company’s financial statements are issued and is effective for the periods ending after June 15, 2009. Events that occurred subsequent to September 30, 2009 have been evaluated by Berkshire’s management through the time of filing this report on November 6, 2009.

Note 3.    Accounting pronouncements to be adopted

In June 2009, the FASB issued revised standards relating to securitizations and special-purpose entities.  The guidance eliminates the concept of a qualifying special-purpose entity (“QSPE”) and the exemption for QSPE’s from previous consolidation guidance and also modifies the derecognition criteria for transfers of financial assets.  The guidance includes new criteria for determining the primary beneficiary of variable interest entities and increases the frequency in which reassessments must be made to determine the primary beneficiary of such variable interest entities.  The guidance also requires additional disclosures and is effective for financial statements issued for fiscal periods beginning after November 15, 2009. Berkshire is currently evaluating the impact these changes in accounting standards will have on its consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”).  ASU 2009-05 provides guidance on valuing a liability when a quoted price in an active market is not available and is effective October 1, 2009. Berkshire does not anticipate that the adoption of ASU 2009-05 will have a material impact on its consolidated financial statements.

Note 4.    Business acquisitions

Berkshire’s long-held acquisition strategy is to purchase businesses with consistent earnings, good returns on equity, able and honest management and at sensible prices. On March 18, 2008, Berkshire acquired 60% of Marmon Holdings, Inc. (“Marmon”), a private company owned by trusts for the benefit of members of the Pritzker Family of Chicago, for $4.5 billion. In the second quarter of 2008, subsequent to this acquisition, Berkshire acquired additional shares of Marmon and currently owns 63.6%. Under the terms of the original purchase agreement, Berkshire will acquire the remaining interests in Marmon between 2011 and 2014 for consideration based on the future earnings of Marmon. Berkshire also acquired several other relatively small businesses during 2008. Consideration paid for all businesses acquired in the year ended December 31, 2008 (including Marmon) was approximately $6.1 billion.

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

Notes To Consolidated Financial Statements (Continued)

Note 4.    Business acquisitions (Continued)

The results of operations for businesses acquired in 2008 are included in Berkshire’s consolidated results from the effective date of each acquisition. The following table sets forth certain unaudited pro forma consolidated earnings data for the first nine months of 2008 as if each acquisition occurring during 2008 was consummated on the same terms at the beginning of the year. Amounts are in millions, except earnings per share.

2008
Total revenues	$84,601
Net earnings attributable to Berkshire Hathaway	4,961
Earnings per equivalent Class A common share attributable to Berkshire Hathaway shareholders	3,203

Note 5.    Investments in fixed maturity securities

Investments in securities with fixed maturities as of September 30, 2009 and December 31, 2008 are shown below (in millions).

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses *	Value
September 30, 2009
U.S. Treasury, U.S. government corporations and agencies	$2,358	$59	$—	$2,417
States, municipalities and political subdivisions	3,904	286	(1)	4,189
Foreign governments	11,197	406	(34)	11,569
Corporate bonds	13,473	1,897	(637)	14,733
Mortgage-backed securities	4,130	342	(29)	4,443
	$35,062	$2,990	$(701)	$37,351

Insurance and other	$30,814	$2,420	$(648)	$32,586
Finance and financial products	4,248	570	(53)	4,765
	$35,062	$2,990	$(701)	$37,351

December 31, 2008
U.S. Treasury, U.S. government corporations and agencies	$2,107	$123	$(2)	$2,228
States, municipalities and political subdivisions	4,504	242	(5)	4,741
Foreign governments	9,106	343	(59)	9,390
Corporate bonds	10,798	394	(1,568)	9,624
Mortgage-backed securities	5,400	338	(89)	5,649
	$31,915	$1,440	$(1,723)	$31,632

Insurance and other	$27,618	$1,151	$(1,654)	$27,115
Finance and financial products	4,297	289	(69)	4,517
	$31,915	$1,440	$(1,723)	$31,632

*	Includes unrealized losses of $659 million at September 30, 2009 and $176 million at December 31, 2008 related to securities that have been in an unrealized loss position for 12 months or more.

The amortized cost and estimated fair value of securities with fixed maturities at September 30, 2009 are summarized below by contractual maturity dates. Actual maturities will differ from contractual maturities because issuers of certain of the securities retain early call or prepayment rights. Amounts are in millions.

		Due after one	Due after five
	Due in one	year through	years through	Due after	Mortgage-backed
	year or less	five years	ten years	ten years	securities	Total
Amortized cost	$4,507	$16,246	$6,532	$3,647	$4,130	$35,062
Fair value	4,632	17,101	6,854	4,321	4,443	37,351

Notes To Consolidated Financial Statements (Continued)

Note 6.    Investments in equity securities

Investments in equity securities as of September 30, 2009 and December 31, 2008 are summarized below (in millions).

		Unrealized	Unrealized	Fair
	Cost Basis	Gains	Losses	Value
September 30, 2009
American Express Company	$1,287	$3,853	$—	$5,140
The Coca-Cola Company	1,299	9,441	—	10,740
ConocoPhillips	2,249	345	—	2,594
Johnson & Johnson	2,322	70	(60)	2,332
Kraft Foods Inc.	4,330	—	(908)	3,422
The Procter & Gamble Company	5,484	3	(162)	5,325
Wells Fargo & Company	7,194	2,878	(843)	9,229
Other	14,758	5,458	(1,591)	18,625
	$38,923	$22,048	$(3,564)	$57,407
Insurance and other	$38,255	$20,393	$(3,564)	$55,084
Finance and financial products *	436	33	—	469
Utilities and energy *	232	1,622	—	1,854
	$38,923	$22,048	$(3,564)	$57,407
December 31, 2008
American Express Company	$1,287	$1,525	$—	$2,812
The Coca-Cola Company	1,299	7,755	—	9,054
ConocoPhillips	6,820	—	(2,422)	4,398
Johnson & Johnson	1,847	24	(76)	1,795
Kraft Foods Inc.	4,330	—	(832)	3,498
The Procter & Gamble Company	5,484	200	—	5,684
Wells Fargo & Company	6,703	2,850	(580)	8,973
Other	12,370	2,428	(1,939)	12,859
	$40,140	$14,782	$(5,849)	$49,073

*	Included in Other assets.

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

Unrealized losses at September 30, 2009 included $575 million related to securities that have been in an unrealized loss position for 12 months or more. Approximately 90% of the gross unrealized losses at September 30, 2009 were concentrated in six issuers. Unrealized losses generally ranged from 3% to 40% of cost. In management’s judgment, the future earnings potential and underlying business economics of these companies are favorable and Berkshire possesses the ability and intent to hold these securities until their prices recover.  Changing market conditions and other facts and circumstances may change the business prospects of these issuers as well as Berkshire’s ability and intent to hold these securities until the prices recover.  Accordingly, other-than-temporary impairment charges may be recorded in future periods with respect to one or more of these securities.

Note 7.    Other Investments

A summary of other investments as of September 30, 2009 and December 31, 2008 follows (in millions).

	Cost	Unrealized Gains	Fair Value	Carrying Value
September 30, 2009
Fixed maturity and equity	$20,089	$6,198	$26,287	$25,451
Equity method	5,851	278	6,129	6,476
	$25,940	$6,476	$32,416	$31,927

December 31, 2008
Fixed maturity and equity	$14,452	$36	$14,488	$14,675
Equity method	5,919	352	6,271	6,860
	$20,371	$388	$20,759	$21,535

Notes To Consolidated Financial Statements (Continued)

Note 7.    Other Investments (Continued)

Fixed maturity and equity investments in the preceding table include Berkshire’s investments in The Goldman Sachs Group, Inc. (“GS”), The General Electric Company (“GE”) and the Wm. Wrigley Jr. Company (“Wrigley”), which were acquired in the fourth quarter of 2008. In 2009, investments were also made in the Swiss Reinsurance Company Limited (“Swiss Re”) and The Dow Chemical Company (“Dow”).  Additional information regarding these investments follows.

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

On March 23, 2009, Berkshire acquired a 12% convertible perpetual capital instrument issued by Swiss Re at a cost of 3 billion Swiss Francs (“CHF”), which is also the face amount of the instrument. The instrument has no maturity or mandatory redemption date but can be redeemed under certain conditions at the option of Swiss Re at 140% of the face amount until March 23, 2011 and thereafter at 120% of the face amount. The instrument possesses no voting rights and is subordinated to senior securities of Swiss Re as defined in the agreement. Beginning March 23, 2012, the instrument can be converted at Berkshire’s option into 120,000,000 common shares of Swiss Re (a rate of 25 CHF per share of Swiss Re common stock).

On April 1, 2009, Berkshire acquired 3,000,000 shares of Series A Cumulative Convertible Perpetual Preferred Stock of Dow (“Dow Preferred”) for a cost of $3 billion. The Dow Preferred was issued in connection with Dow’s acquisition of the Rohm and Haas Company. Under certain conditions, each share of the Dow Preferred is convertible into 24.201 shares of Dow common stock. Beginning in April 2014, if the Dow common stock price exceeds $53.72 per share for any 20 trading days in a consecutive 30-day window, Dow, at its option, at any time, in whole or in part, may convert the Dow Preferred into Dow common stock at the then applicable conversion rate. The Dow Preferred is entitled to dividends at a rate of 8.5% per annum.

As of December 31, 2008, equity method investments included Burlington Northern Santa Fe Corporation (“BNSF”) and Moody’s Corporation (“Moody’s”). During the fourth quarter of 2008, Berkshire’s investment in each of these companies exceeded 20%. Accordingly, Berkshire adopted the equity method of accounting with respect to these investments as of December 31, 2008. Prior to December 31, 2008, the BNSF and Moody’s investments were accounted for as available-for-sale equity securities recorded in the financial statements at fair value. The cumulative effect of adopting the equity method with respect to the investments in BNSF and Moody’s was recorded in the financial statements as of December 31, 2008. Prior years’ financial statements were not restated due to immateriality.

As of September 30, 2009, Berkshire owned 22.6% of BNSF’s outstanding common stock. See Note 20 for additional information regarding Berkshire’s investment in BNSF. During the third quarter of 2009, Berkshire sold shares of Moody’s common stock, which reduced its ownership interest to about 16.6% as of September 30.  As a result, Berkshire discontinued the use of the equity method with respect to its investment in Moody’s as of the beginning of the third quarter of 2009.  As of September 30, 2009, Berkshire’s remaining investment in Moody’s common stock is carried at fair value and is included as a component of investments in equity securities in the Consolidated Balance Sheet.  This change did not have a material impact on Berkshire’s Consolidated Financial Statements.

Note 8.    Investment gains/losses

Investment gains/losses are summarized below (in millions).

	Third Quarter		First Nine Months
	2009	2008	2009	2008
Fixed maturity securities:
Gross gains from sales and other disposals	$44	$46	$216	$152
Gross losses from sales and other disposals	(8)	(4)	(17)	(5)
Equity securities:
Gross gains from sales	94	9	189	686
Gross losses from sales	(7)	(100)	(566)	(104)
Other	(13)	3	(79)	15
	$110	$(46)	$(257)	$744

Notes To Consolidated Financial Statements (Continued)

Note 8.    Investment gains/losses (Continued)

Net investment gains/losses are reflected in the Consolidated Statements of Earnings as follows (in millions).

	Third Quarter		First Nine Months
	2009	2008	2009	2008
Insurance and other	$115	$(48)	$(314)	$738
Finance and financial products	(5)	2	57	6
	$110	$(46)	$(257)	$744

Note 9.    Derivative contracts of finance and financial products businesses

Derivative contracts of Berkshire’s finance and financial products businesses, with limited exceptions, are not designated as hedges for financial reporting purposes. These contracts were initially entered into with the expectation that the premiums received would exceed the amounts ultimately paid to counterparties. Changes in the fair values of such contracts are reported in earnings as derivative gains/losses. A summary of derivative contracts outstanding as of September 30, 2009 and December 31, 2008 follows (in millions).

	September 30, 2009				December 31, 2008
	Assets (3)	Liabilities	Notional Value		Assets (3)	Liabilities	Notional Value
Equity index put options	$—	$8,012	$38,592	(1)	$—	$10,022	$37,134	(1)
Credit default obligations:
High yield indexes	—	1,213	5,855	(2)	—	3,031	7,892	(2)
States/municipalities	—	657	16,042	(2)	—	958	18,364	(2)
Individual corporate	11	—	3,690	(2)	—	105	3,900	(2)
Other	449	500			503	528
Counterparty netting and funds held as collateral	(238)	(30)			(295)	(32)
	$222	$10,352			$208	$14,612

(1)	Represents the aggregate undiscounted amount payable at the contract expiration dates assuming that the value of each index is zero at the contract expiration date.

(2)
Represents the maximum undiscounted future value of losses payable under the contracts, assuming a sufficient number of credit defaults occur. The number of losses required to exhaust contract limits under substantially all of the contracts is dependent on the loss recovery rate related to the specific obligor at the time of the default.

(3)	Included in Other assets of finance and financial products businesses.

A summary of derivative gains/losses included in the Consolidated Statements of Earnings are as follows (in millions).

	Third Quarter		First Nine Months
	2009	2008	2009	2008
Equity index put options	$220	$(880)	$2,010	$(1,731)
Credit default obligations	1,443	(342)	483	(478)
Other	69	(39)	79	(4)
	$1,732	$(1,261)	$2,572	$(2,213)

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

At September 30, 2009, the aggregate intrinsic value (the undiscounted liability assuming the contracts are settled on their future expiration dates based on the September 30, 2009 index values) was approximately $6.3 billion. Aggregate intrinsic value was approximately $9.3 billion at June 30, 2009 and $10.8 billion as of December 31, 2008.  However, these contracts may not be terminated or fully settled before the expiration dates and therefore the ultimate amount of cash basis gains or losses on these contracts will not be known for many years.

Notes To Consolidated Financial Statements (Continued)

Note 9.    Derivative contracts of finance and financial products businesses (Continued)

In 2009, Berkshire agreed with certain counterparties to amend six equity index put option contracts.  The amendments reduced the related contract expiration dates between 3.5 and 9.5 years.  Also, the amendments reduced the strike prices of those contracts between 29% and 39%.  In addition, the aggregate notional value related to three of the amended contracts increased by approximately $161 million.  No consideration was paid by either party with respect to these amendments. Other changes in notional amounts occur from quarter to quarter because of foreign exchange fluctuations.  The remaining weighted average life of all contracts was approximately 12 years at September 30, 2009.

Credit default contracts include various high yield indexes, state/municipal debt issuers and individual corporate issuers. These contracts cover the loss in value of specified debt obligations of the issuers arising from default events, which are usually for non-payment or bankruptcy. Loss amounts are subject to contract limits.

High yield indexes are comprised of specified North American corporate issuers (usually 100 in number) whose obligations are rated below investment grade. The weighted average contract life on these contracts at September 30, 2009 was approximately 2 years. State and municipality contracts are comprised of over 500 state and municipality issuers. The weighted average contract life at September 30, 2009 was approximately 11 years. Potential obligations related to approximately 50% of the notional amount of the state and municipality contracts cannot be settled before the maturity dates of the underlying obligations, which range from 2019 to 2054.

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

Credit default contracts written on individual corporate issuers primarily relate to investment grade obligations. Installment premiums are due from counterparties over the terms of the contracts. In most instances, premiums are due from counterparties on a quarterly basis. Most of the in-force individual corporate issuer contracts expire in 2013.

With limited exceptions, Berkshire’s equity index put option and credit default contracts contain no collateral posting requirements with respect to changes in either the fair value or intrinsic value of the contracts and/or a downgrade of Berkshire’s credit ratings. Under certain conditions, a few contracts require that Berkshire post collateral. As of September 30, 2009, Berkshire’s collateral posting requirement under such contracts was approximately $50 million compared to about $650 million at June 30, 2009. If Berkshire’s credit ratings are downgraded, as much as an additional $1.1 billion could be required to be posted as collateral in addition to the amounts otherwise required depending on the degree of the downgrade.

Note 10.    Fair value measurements

The fair values of Berkshire’s financial assets and liabilities as of September 30, 2009 and December 31, 2008 are shown in the following table (in millions). The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accruals and other liabilities are deemed to be reasonable estimates of their fair values.

	Carrying Value		Fair Value
	Sept. 30, 2009	Dec. 31, 2008	Sept. 30, 2009	Dec. 31, 2008
Insurance and other:
Investments in fixed maturity securities	$32,586	$27,115	$32,586	$27,115
Investments in equity securities	55,084	49,073	55,084	49,073
Other investments	31,927	21,535	32,416	20,759
Notes payable and other borrowings	3,815	4,349	3,824	4,300
Finance and financial products:
Investments in fixed maturity securities	4,765	4,517	4,765	4,517
Investments in equity securities (1)	469	—	469	—
Derivative contract assets (1)	222	208	222	208
Loans and finance receivables	13,514	13,942	13,549	14,016
Notes payable and other borrowings	14,642	13,388	15,366	13,820
Derivative contract liabilities	10,352	14,612	10,352	14,612
Utilities and energy:
Investments in equity securities (1)	1,854	—	1,854	—
Derivative contract assets (1)	199	324	199	324
Notes payable and other borrowings	19,564	19,145	21,360	19,144
Derivative contract liabilities (2)	533	729	533	729

(1)	Included in Other assets

(2)	Included in Accounts payable, accruals and other liabilities

Notes To Consolidated Financial Statements (Continued)

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

A hierarchy for measuring fair value consists of Levels 1 through 3.

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

Notes To Consolidated Financial Statements (Continued)

Note 10.    Fair value measurements (Continued)

Financial assets and liabilities measured and carried at fair value on a recurring basis in the financial statements as of September 30, 2009 and December 31, 2008 are summarized according to the hierarchy previously described as follows (in millions).

September 30, 2009	Total Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Insurance and other:
Investments in fixed maturity securities	$32,586	$5,346	$26,660	$580
Investments in equity securities	55,084	54,654	89	341
Other investments	18,999	—	—	18,999
Finance and financial products:
Investments in fixed maturity securities	4,765	—	4,360	405
Investments in equity securities	469	469	—	—
Net derivative contract liabilities	10,130	—	248	9,882
Utilities and energy:
Investments in equity securities	1,854	1,854	—	—
Net derivative contract (assets)/liabilities	334	7	(6)	333

December 31, 2008
Insurance and other:
Investments in fixed maturity securities	$27,115	$4,961	$21,650	$504
Investments in equity securities	49,073	48,666	79	328
Other investments	8,223	—	—	8,223
Finance and financial products:
Investments in fixed maturity securities	4,517	—	4,382	135
Net derivative contract liabilities	14,404	—	288	14,116
Utilities and energy:
Net derivative contract liabilities	405	—	2	403

Reconciliations of assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the first nine months of 2009 and 2008 follow (in millions).

	Investments in fixed maturity securities	Investments in equity securities	Other investments	Net derivative contract liabilities
Balance at January 1, 2009	$639	$328	$8,223	$(14,519)
Gains (losses) included in:
Earnings *	1	—	—	2,584
Other comprehensive income	54	15	5,139	(1)
Regulatory assets and liabilities	—	—	—	67
Purchases, sales, issuances and settlements	291	(1)	5,637	1,677
Transfers into (out of) Level 3	—	(1)	—	(23)
Balance at September 30, 2009	$985	$341	$18,999	$(10,215)

*
Gains and losses related to changes in valuations are included in the Consolidated Statements of Earnings as components of investment gains/losses, derivative gains/losses or other revenues as appropriate. Substantially all of the gains included in earnings were related to derivative contract liabilities outstanding as of September 30, 2009.

Notes To Consolidated Financial Statements (Continued)

Note 10.    Fair value measurements (Continued)

	Investments in fixed maturity securities	Investments in equity securities	Net derivative contract liabilities
Balance at January 1, 2008	$393	$356	$(6,784)
Gains (losses) included in:
Earnings *	9	—	(2,193)
Other comprehensive income	(15)	(33)	1
Regulatory assets and liabilities	—	—	(66)
Purchases, sales, issuances and settlements	(33)	—	(578)
Transfers into Level 3	5	—	—
Balance at September 30, 2008	$359	$323	$(9,620)

*
Gains and losses related to changes in valuations are included in the Consolidated Statements of Earnings as components of investment gains/losses, derivative gains/losses or other revenues as appropriate. Substantially all of the losses included in earnings were related to derivative contract liabilities outstanding as of September 30, 2008.

Note 11.    Receivables

Receivables of insurance and other businesses are comprised of the following (in millions).

	September 30, 2009	December 31, 2008
Insurance premiums receivable	$5,933	$4,961
Reinsurance recoverables	3,177	3,235
Trade and other receivables	7,400	7,141
Allowances for uncollectible accounts	(463)	(412)
	$16,047	$14,925

Loans and finance receivables of finance and financial products businesses are comprised of the following (in millions).

	September 30, 2009	December 31, 2008
Consumer installment loans and finance receivables	$12,847	$13,190
Commercial loans and finance receivables	997	1,050
Allowances for uncollectible loans	(330)	(298)
	$13,514	$13,942

Note 12.    Property, plant and equipment

Property, plant and equipment of insurance and other businesses is comprised of the following (in millions).

	Ranges of estimated useful life	September 30, 2009	December 31, 2008
Land	—	$753	$751
Buildings and improvements	3 – 40 years	4,559	4,351
Machinery and equipment	3 – 25 years	11,478	11,009
Furniture, fixtures and other	3 – 20 years	1,726	1,856
Assets held for lease	12 – 30 years	5,658	5,311
		24,174	23,278
Accumulated depreciation		(7,607)	(6,575)
		$16,567	$16,703

Notes To Consolidated Financial Statements (Continued)

Note 12.    Property, plant and equipment (Continued)

Property, plant and equipment of utilities and energy businesses is comprised of the following (in millions).

	Ranges of estimated useful life	September 30, 2009	December 31, 2008
Utility generation, distribution and transmission system	5 – 85 years	$35,084	$32,795
Interstate pipeline assets	3 – 67 years	5,710	5,649
Independent power plants and other assets	3 – 30 years	1,284	1,228
Construction in progress	—	2,003	1,668
		44,081	41,340
Accumulated depreciation		(13,649)	(12,886)
		$30,432	$28,454

The utility generation, distribution and transmission system and interstate pipeline assets are the regulated assets of public utility and natural gas pipeline subsidiaries. At September 30, 2009 and December 31, 2008, accumulated depreciation related to regulated assets was $13.2 billion and $12.5 billion, respectively. Substantially all of the construction in progress related to the construction of regulated assets.

Note 13.    Inventories

Inventories are comprised of the following (in millions).

	September 30, 2009	December 31, 2008
Raw materials	$956	$1,161
Work in process and other	582	607
Finished manufactured goods	2,072	2,580
Purchased goods	2,441	3,152
	$6,051	$7,500

Note 14.    Income taxes

The liability for income taxes as of September 30, 2009 and December 31, 2008 is as follows (in millions).

	September 30, 2009	December 31, 2008
Payable currently	$(769)	$161
Deferred	16,682	9,316
Other	990	803
	$16,903	$10,280

Note 15.    Notes payable and other borrowings

Notes payable and other borrowings of Berkshire and its subsidiaries are summarized below (in millions).

	September 30, 2009	December 31, 2008
Insurance and other:
Issued or guaranteed by Berkshire due 2009-2035	$2,066	$2,275
Issued by subsidiaries and not guaranteed by Berkshire due 2009-2041	1,749	2,074
	$3,815	$4,349

Debt issued or guaranteed by Berkshire includes short term borrowings of $1.8 billion as of September 30, 2009 and December 31, 2008.

Notes To Consolidated Financial Statements (Continued)

Note 15.    Notes payable and other borrowings (Continued)

	September 30, 2009	December 31, 2008
Utilities and energy:
Issued by MidAmerican Energy Holdings Company (“MidAmerican”) and its subsidiaries and not guaranteed by Berkshire:
MidAmerican senior debt due 2012-2037	$5,371	$5,121
Subsidiary and other debt due 2009-2039	14,193	14,024
	$19,564	$19,145

MidAmerican senior debt is unsecured and has a weighted average interest rate of about 6.2% as of September 30, 2009. Subsidiary debt of utilities and energy businesses represents amounts issued by subsidiaries of MidAmerican pursuant to separate financing agreements and has a weighted average interest rate of about 6% as of September 30, 2009. All or substantially all of the assets of certain MidAmerican subsidiaries are or may be pledged or encumbered to support or otherwise secure the debt. These borrowing arrangements generally contain various covenants including, but not limited to, leverage ratios, interest coverage ratios and debt service coverage ratios. As of September 30, 2009, MidAmerican and its subsidiaries were in compliance with all applicable covenants. Subsidiary debt with an aggregate par amount of $1.0 billion was issued in the first quarter of 2009. These obligations mature in 2019 and 2039 and have interest rates of 5.5% and 6.0%. MidAmerican issued $250 million par amount 3.15% senior notes in the third quarter of 2009 that mature in 2012.

	September 30, 2009	December 31, 2008
Finance and financial products:
Issued by Berkshire Hathaway Finance Corporation (“BHFC”) and guaranteed by Berkshire	$12,050	$10,778
Issued by other subsidiaries and guaranteed by Berkshire due 2009-2027	783	706
Issued by other subsidiaries and not guaranteed by Berkshire due 2009-2036	1,809	1,904
	$14,642	$13,388

Debt issued by BHFC matures between 2010 and 2018 and has a weighted average interest rate of approximately 4.3% as of September 30, 2009. In 2009, BHFC issued $1 billion par amount of 4% notes due in 2012 and $250 million of 5.4% notes due in 2018.

Note 16.    Shareholders’ equity

The following table summarizes Berkshire’s Class A and B common stock activity during the first nine months of 2009.

	Class A common stock (1,650,000 shares authorized) Issued and Outstanding	Class B common stock (55,000,000 shares authorized) Issued and Outstanding
Balance at December 31, 2008	1,059,001	14,706,996
Issuance of Class B common stock and conversions of Class A common stock to Class B	(1,951)	133,341
Balance at September 30, 2009	1,057,050	14,840,337

Each share of Class A common stock ($5 par per share) is convertible, at the option of the holder, into thirty shares of Class B common stock ($0.1667 par per share). Class B common stock is not convertible into Class A common stock. Class B common stock has economic rights equal to one-thirtieth (1/30) of the economic rights of Class A common stock. Accordingly, on an equivalent Class A common stock basis, there are 1,551,728 shares outstanding at September 30, 2009 and 1,549,234 shares outstanding at December 31, 2008. Each Class A common share is entitled to one vote per share. Each Class B common share possesses the voting rights of one-two-hundredth (1/200) of the voting rights of a Class A share. Class A and Class B common shares vote together as a single class. In March 2009, Berkshire issued 74,574 shares of Class B common stock to acquire certain noncontrolling shareholder interests in MidAmerican.

Notes To Consolidated Financial Statements (Continued)

Note 16.   Shareholders’ equity (Continued)

Changes in shareholders’ equity for the first nine months of 2008 and 2009 are shown in the table below (in millions).

	Berkshire Hathaway shareholders’ equity
	Common stock and capital in excess of par value	Accumulated other comprehensive income	Retained earnings	Total	Non- controlling interests
Balance at December 31, 2007	$26,960	$21,620	$72,153	$120,733	$2,668
Net earnings	—	—	4,877	4,877	404
Other comprehensive income, net	—	(5,636)	—	(5,636)	(71)
Issuance of common stock and other transactions	181	—	—	181	—
Changes in noncontrolling interests:
Business acquisitions	—	—	—	—	1,570
Interests acquired and other transactions	—	—	—	—	(222)
Balance at September 30, 2008	$27,141	$15,984	$77,030	$120,155	$4,349

Balance at December 31, 2008	$27,141	$3,954	$78,172	$109,267	$4,440
Net earnings	—	—	4,999	4,999	288
Other comprehensive income, net	—	11,753	—	11,753	183
Issuance of common stock and other transactions	172	—	—	172	—
Changes in noncontrolling interests:
Interests acquired and other transactions	(227)	109	—	(118)	(302)
Balance at September 30, 2009	$27,086	$15,816	$83,171	$126,073	$4,609

Berkshire’s comprehensive income for the third quarter and first nine months of 2009 and 2008 is shown in the table below (in millions).

	Third Quarter		First Nine Months
	2009	2008	2009	2008
Comprehensive income attributable to Berkshire:
Net earnings	$3,238	$1,057	$4,999	$4,877
Other comprehensive income:
Net change in unrealized appreciation of investments	12,723	3,184	17,283	(7,504)
Applicable income taxes	(4,534)	(1,113)	(6,136)	2,626
Foreign currency translation and other	221	(1,039)	624	(864)
Applicable income taxes	(99)	71	(18)	106
Other comprehensive income, net	8,311	1,103	11,753	(5,636)
Comprehensive income attributable to Berkshire	$11,549	$2,160	$16,752	$(759)
Comprehensive income of noncontrolling interests	$272	$135	$471	$333

Notes To Consolidated Financial Statements (Continued)

Note 17.    Business segment data

Berkshire’s consolidated segment data for the third quarter and first nine months of 2009 and 2008 is as follows (in millions).

	Revenues
	Third Quarter		First Nine Months
	2009	2008	2009	2008
Operating Businesses:
Insurance group:
Premiums earned:
GEICO	$3,448	$3,150	$10,103	$9,268
General Re	1,476	1,458	4,281	4,650
Berkshire Hathaway Reinsurance Group	1,229	1,383	5,526	3,523
Berkshire Hathaway Primary Group	442	474	1,353	1,464
Investment income	1,362	1,080	4,109	3,400
Total insurance group	7,957	7,545	25,372	22,305
Finance and financial products	1,143	1,258	3,251	3,719
Marmon	1,306	1,878	3,846	4,044
McLane	8,170	7,634	23,027	21,892
MidAmerican	2,812	3,298	8,416	9,727
Shaw	1,056	1,357	3,088	3,918
Other businesses	5,423	6,521	15,422	19,898
	27,867	29,491	82,422	85,503

Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses *	1,817	(1,557)	(836)	(2,148)
Eliminations and other	220	(8)	709	(161)

	$29,904	$27,926	$82,295	$83,194

	Earnings before income taxes and equity method earnings
	Third Quarter		First Nine Months
	2009	2008	2009	2008
Operating Businesses:
Insurance group:
Underwriting:
GEICO	$200	$246	$459	$730
General Re	186	54	446	198
Berkshire Hathaway Reinsurance Group	167	(166)	79	(58)
Berkshire Hathaway Primary Group	7	(8)	40	98
Net investment income	1,348	1,074	4,068	3,367
Total insurance group	1,908	1,200	5,092	4,335
Finance and financial products	142	163	404	658
Marmon	194	247	526	536
McLane	64	68	273	209
MidAmerican	441	526	1,146	1,371
Shaw	51	49	136	182
Other businesses	299	749	621	2,316
	3,099	3,002	8,198	9,607
Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses *	1,817	(1,557)	(836)	(2,148)
Interest expense, excluding interest allocated to operating businesses	(11)	(9)	(34)	(26)
Eliminations and other	(66)	66	(241)	(7)
	$4,839	$1,502	$7,087	$7,426

*	Includes other-than-temporary impairment losses on investments.

Notes To Consolidated Financial Statements (Continued)

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

On February 25, 2008, Ronald Ferguson, General Re’s former Chief Executive Officer, Elizabeth Monrad, General Re’s former Chief Financial Officer, Christopher Garand, a former General Reinsurance Senior Vice President and Robert Graham, a former General Reinsurance Senior Vice President and Assistant General Counsel, were each convicted in a trial in the U.S. District Court for the District of Connecticut on charges of conspiracy, mail fraud, securities fraud and making false statements to the SEC in connection with the AIG Transaction. These individuals have the right to appeal their convictions. Following their convictions, each of these individuals agreed to a judgment of a forfeiture allegation which required them to be jointly and severally liable for a payment of $5 million to the U.S. Government. This $5 million amount, which represented the fee received by General Reinsurance in connection with the AIG Transaction, was paid by General Reinsurance in April 2008. Each of these individuals, who had previously received a “Wells” notice in 2005 from the SEC, is also the subject of an SEC enforcement action for allegedly aiding and abetting AIG’s violations of the antifraud provisions and other provisions of the federal securities laws in connection with the AIG Transaction. On or about September 26, 2009, the United States District Court, Southern District of New York, granted judgment in favor of the SEC and against each of these individuals which, among other things, prohibits them from acting as an officer or director of an issuer that has a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or that is required to file reports pursuant to Section 15(d) of that Act.  Joseph Brandon, who resigned as the Chief Executive Officer of General Re effective on April 14, 2008, also received a “Wells” notice from the SEC in 2005.

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

Notes To Consolidated Financial Statements (Continued)

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

In August 2005, General Reinsurance received a Summons and First Amended Consolidated Shareholders’ Derivative Complaint in In re American International Group, Inc. Consolidated Derivative Litigation, Case No. 769-N, Delaware Chancery Court. In June 2007, AIG filed an Amended Complaint in the Delaware Derivative Litigation asserting claims against two of its former officers, but not against General Reinsurance. On September 28, 2007, AIG and the shareholder plaintiffs filed a Second Combined Amended Complaint, in which AIG asserted claims against certain of its former officers and the shareholder plaintiffs asserted claims against a number of other defendants, including General Reinsurance and General Re. The claims asserted in the Delaware complaint are substantially similar to those asserted in the New York derivative complaint, except that the Delaware complaint makes clear that the plaintiffs are asserting claims against both General Reinsurance and General Re. General Reinsurance and General Re filed a motion to dismiss on November 30, 2007. Various parties moved to stay discovery and/or all proceedings in the Delaware derivative litigation. At a hearing held on February 12, 2008, the Court ruled that discovery would be stayed pending the resolution of the claims asserted against AIG in the AIG Securities Litigation. The briefing on the motions filed by General Reinsurance and General Re was completed by September 8, 2008. The court heard argument on certain other defendants’ motions to dismiss on November 7, 2008 and issued a decision on February 10, 2009 granting some defendants’ motions and denying others. On July 13, 2009, the Delaware Chancery Court entered judgment dismissing with prejudice the claims asserted against General Re, General Reinsurance and certain other defendants in the matter. Plaintiffs have appealed the judgment.  General Re and General Reinsurance are vigorously opposing that appeal.

Note 19.    Supplemental cash flow information

A summary of supplemental cash flow information for the first nine months of 2009 and 2008 is presented in the following table (in millions).

	First Nine Months
	2009	2008
Cash paid during the period for:
Income taxes	$1,861	$2,921
Interest of finance and financial products businesses	469	412
Interest of utilities and energy businesses	850	872
Interest of insurance and other businesses	99	127

Non-cash investing and financing activity:
Liabilities assumed in connection with acquisitions of businesses	240	4,127

Notes To Consolidated Financial Statements (Continued)

Note 20.    Subsequent event

On November 3, 2009, Berkshire Hathaway Inc. announced that it had entered into a definitive agreement to acquire for $100 per share the remaining 77.4% of BNSF’s outstanding shares not currently owned by Berkshire.  Based upon the outstanding shares of BNSF not currently owned by Berkshire, the value of the aggregate consideration to acquire the remaining BNSF shares is approximately $26.4 billion of which approximately 60% will be paid in cash and 40% in Berkshire Class A and Class B Common Stock.  Berkshire expects to fund about 50% of the total cash consideration of approximately $16 billion with internally generated cash and the remainder with borrowings expected to be repaid over a three year period.  The acquisition requires approval by holders of two-thirds of BNSF’s outstanding shares not currently held by Berkshire and is subject to customary closing conditions.  The closing is expected to occur in the first quarter of 2010.

On November 3, 2009, Berkshire also announced that its Board of Directors approved a 50-for-1 split of its Class B Common Stock.  The stock split is subject to the approval of Berkshire’s shareholders who must approve an amendment to Berkshire’s certificate of incorporation to increase Berkshire’s total number of authorized shares of common stock.  Berkshire’s Class A Common Stock is not being split.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings attributable to Berkshire are disaggregated in the table that follows. Amounts are after deducting income taxes and exclude earnings attributable to noncontrolling interests. Amounts are in millions.

	Third Quarter		First Nine Months
	2009	2008	2009	2008
Insurance – underwriting	$363	$81	$665	$622
Insurance – investment income	976	809	3,168	2,495
Utilities and energy	346	324	802	848
Manufacturing, service and retailing	336	665	833	1,871
Finance and financial products	92	91	252	397
Other	(58)	99	(180)	37
Investment and derivative gains/losses	1,183	(1,012)	(541)	(1,393)
Net earnings attributable to Berkshire	$3,238	$1,057	$4,999	$4,877

Berkshire’s operating businesses are managed on an unusually decentralized basis. There are essentially no centralized or integrated business functions (such as sales, marketing, purchasing, legal or human resources) and there is minimal involvement by Berkshire’s corporate headquarters in the day-to-day business activities of the operating businesses. Berkshire’s corporate office management participates in and is ultimately responsible for significant capital allocation decisions, investment activities and the selection of the Chief Executive to head each of the operating businesses. The business segment data (Note 17 to the Consolidated Financial Statements) should be read in conjunction with this discussion.

The declines in global economic activity over the last half of 2008 continued through the first nine months of 2009. Berkshire’s operating results in 2009 were significantly impacted by those declines. Earnings in 2009 of most of Berkshire’s diverse group of manufacturing, service and retailing businesses declined, in some cases severely, compared to the prior year. The effects from the economic recession resulted in lower sales volume, revenues and profit margins as consumers have significantly curtailed spending, particularly for discretionary items. Berkshire’s two largest business segments, insurance and utilities, remain strong and operating results have not been negatively impacted in any significant way by the recession.

Investment and derivative gains were $1,183 million in the third quarter of 2009, while in the first nine months there were losses of $541 million. The gains and losses primarily derived from credit default contracts, dispositions of certain equity securities, other-than-temporary impairment charges with respect to certain equity securities and changes in estimated fair values of long duration equity index put option contracts. Changes in the equity and credit markets from period to period have caused and will likely continue to cause significant volatility in periodic earnings.

In response to the crises in the financial and capital markets and global recession, the U.S. and other governments around the world are taking measures to stabilize financial institutions, regulate markets (including over-the-counter derivatives markets) and stimulate economic activity. While management believes such actions will be successful, the ultimate impact on Berkshire is not clear at this time. Berkshire’s operating companies have taken and will continue to take cost reduction actions as necessary to manage through the current economic situation. Management believes that the economic franchises of Berkshire’s business operations remain intact and that operating results will ultimately improve, although it cannot predict the timing of an economic recovery that will be required to have this happen.

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

Berkshire provides both primary insurance and reinsurance of property and casualty risks. Through General Re, Berkshire also reinsures life and health risks. Berkshire’s principal insurance and reinsurance underwriting units are: (1) GEICO, (2) General Re, (3) Berkshire Hathaway Reinsurance Group and (4) Berkshire Hathaway Primary Group.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance —Underwriting (Continued)

A summary follows of underwriting results from Berkshire’s insurance businesses. Amounts are in millions.

	Third Quarter		First Nine Months
	2009	2008	2009	2008
Underwriting gain (loss) attributable to:
GEICO	$200	$246	$459	$730
General Re	186	54	446	198
Berkshire Hathaway Reinsurance Group	167	(166)	79	(58)
Berkshire Hathaway Primary Group	7	(8)	40	98
Pre-tax underwriting gain	560	126	1,024	968
Income taxes and noncontrolling interests	197	45	359	346
Net underwriting gain	$363	$81	$665	$622

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

	Third Quarter				First Nine Months
	2009		2008		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums earned	$3,448	100.0	$3,150	100.0	$10,103	100.0	$9,268	100.0
Losses and loss adjustment expenses	2,636	76.5	2,350	74.6	7,798	77.2	6,868	74.1
Underwriting expenses	612	17.7	554	17.6	1,846	18.3	1,670	18.0
Total losses and expenses	3,248	94.2	2,904	92.2	9,644	95.5	8,538	92.1
Pre-tax underwriting gain	$200		$246		$459		$730

Premiums earned in the third quarter and first nine months of 2009 increased $298 million (9.5%) and $835 million (9.0%), respectively, over premiums earned in the corresponding 2008 periods. The growth in premiums earned for voluntary auto was 9.0% for the first nine months of 2009, reflecting an increase in policies-in-force of 10.1% offset somewhat by a decrease in average premiums per policy. It is believed that the weak economic conditions have caused customers to raise policy deductibles and reduce coverage in order to save money. Voluntary auto new business sales in the first nine months of 2009 increased 18.2% versus 2008. Growth was particularly strong during the first quarter and slowed to more normal rates in the second and third quarters. Voluntary auto policies-in-force at September 30, 2009 were 662,000 greater than at December 31, 2008.

Losses and loss adjustment expenses incurred in the third quarter and first nine months of 2009 increased $286 million (12.2%) and $930 million (13.5%), respectively, over amounts incurred in 2008 periods.  The loss ratio was 77.2% in the first nine months of 2009 compared to 74.1% in 2008.  The higher loss ratio in 2009 reflected overall increases in average claim frequencies and injury claim severities. Claims frequencies in 2009 for physical damage coverages increased in the two to four percent range, while frequencies for injury coverages increased in the eight to ten percent range compared with the very low frequency levels in 2008. Average injury severities in 2009 increased in the three to five percent range while average physical damage severities decreased in the three to five percent range from 2008.  Incurred losses from catastrophe events for the first nine months of 2009 were $73 million compared to $88 million for the first nine months of 2008. Underwriting expenses in the first nine months of 2009 increased 10.5% over 2008 to $1,846 million due primarily to higher policy issuance costs and increased salary and employee benefit expenses.

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

	Premiums earned				Pre-tax underwriting gain/loss
	Third Quarter		First Nine Months		Third Quarter		First Nine Months
	2009	2008	2009	2008	2009	2008	2009	2008
Property/casualty	$820	$819	$2,397	$2,678	$107	$(13)	$298	$57
Life/health	656	639	1,884	1,972	79	67	148	141
	$1,476	$1,458	$4,281	$4,650	$186	$54	$446	$198

Property/casualty

Property/casualty premiums earned in the third quarter of 2009 were relatively flat when compared to the third quarter of 2008. Premiums earned in the first nine of months of 2009 declined $281 million (10.5%), versus the corresponding 2008 period.  Premiums earned in 2008 included $205 million from a reinsurance-to-close transaction in the first quarter that increased General Re’s economic interest in the runoff of Lloyd’s Syndicate 435’s 2000 year of account from 39% to 100%.  Under this transaction, General Re also assumed a corresponding amount of net loss reserves and as a result, there was no impact on net underwriting gains in the first quarter of 2008. There was no similar transaction in 2009.

Excluding the effect of the reinsurance-to-close transaction in 2008 and the effects of foreign currency translation rate changes, premiums earned in the first nine months of 2009 increased $91 million (3.7%).  The increase was due primarily to increased volume in Europe and lower retrocessions of Lloyd’s market business.

In 2009, underwriting gains were $107 million in the third quarter and $298 million for the first nine months.  Underwriting gains for the first nine months of 2009 included gains of $260 million from property business and $38 million from casualty/workers’ compensation business.  The property results in 2009 were net of $80 million of losses from catastrophes, primarily from winter storm Klaus in Europe, the Victoria bushfires in Australia and an earthquake in Italy.  The timing and magnitude of catastrophe and large individual losses can produce significant volatility in periodic underwriting results.  The underwriting gains from casualty/workers’ compensation business reflected the overall favorable run-off of prior years’ loss reserves.

In 2008, underwriting losses were $13 million in the third quarter and underwriting gains were $57 million for the first nine months.  Underwriting gains for the first nine months of 2008 included gains of $126 million from property business and losses of $69 million from casualty/workers’ compensation business.  Property results for the first nine months of 2008 included $186 million of catastrophe losses arising primarily from Hurricanes Ike and Gustav in the third quarter, and winter storm Emma in Germany and hailstorms in Europe, which occurred in the first half of 2008.  Casualty losses were adversely impacted by legal costs incurred in connection with the regulatory investigations of finite reinsurance.

Life/health

Premiums earned in the third quarter and first nine months of 2009 were $656 million and $1,884 million, respectively, an increase of $17 million (2.7%) and a decrease of $88 million (4.5%) from the 2008 comparable periods.  Excluding the effects of changes in foreign currency translation rates, premiums earned in the first nine months of 2009 increased by $46 million (2.3%) due to increased international business.  The life/health operations produced underwriting gains of $79 million and $148 million in the third quarter and first nine months of 2009, respectively, an increase of $12 million (17.9%) and $7 million (5.0%) over the corresponding 2008 periods.  This was due primarily to lower losses in the U.S. long-term health business.

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

	Premiums earned				Pre-tax underwriting gain/loss
	Third Quarter		First Nine Months		Third Quarter		First Nine Months
	2009	2008	2009	2008	2009	2008	2009	2008
Catastrophe and individual risk	$197	$292	$692	$731	$271	$(102)	$593	$248
Retroactive reinsurance	—	—	1,886	3	(137)	(104)	(339)	(337)
Other multi-line	1,032	1,091	2,948	2,789	33	40	(175)	31
	$1,229	$1,383	$5,526	$3,523	$167	$(166)	$79	$(58)

Premiums earned in the first nine months of 2009 from catastrophe and individual risk contracts declined $39 million (5%) versus the first nine months of 2008. The level of business written in a given period will vary significantly due to changes in market conditions and management’s assessment of the adequacy of premium rates. In early 2009, management constrained the volume of business written in response to the decline in Berkshire’s net worth that occurred in the first quarter of 2009. Though net worth has recovered significantly since then, management will continue to constrain the volume of business written in light of the pending BNSF acquisition (see Note 20 to the Consolidated Financial Statements for information regarding the pending acquisition). Also, premium rates have not been attractive enough to actually warrant increasing volume thus far in 2009. Underwriting results in 2009 reflected no significant catastrophe losses, while underwriting results in 2008 included approximately $350 million of estimated losses from third quarter hurricanes (Gustav and Ike). Underwriting results in the third quarter of 2009 reflect reductions of loss reserves primarily due to lower estimated ultimate losses from hurricanes in 2004 and 2005.

Premiums earned in the first nine months of 2009 from retroactive reinsurance included 2 billion Swiss Francs (“CHF”) (approximately $1.7 billion) from an adverse loss development contract with Swiss Reinsurance Company Limited and its affiliates (“Swiss Re”) covering substantially all of Swiss Re’s non-life insurance losses and allocated loss adjustment expenses for loss events occurring prior to January 1, 2009. The Swiss Re contract provides aggregate limits of indemnification of 5 billion CHF in excess of a retention of Swiss Re’s reported loss reserves at December 31, 2008 (58.725 billion CHF) less 2 billion CHF. The impact on underwriting results from this contract was negligible as the premiums earned were offset by a corresponding amount of losses incurred.

Retroactive policies generally provide very large, but limited, indemnification of unpaid losses and loss adjustment expenses with respect to past loss events that are generally expected to be paid over long periods of time. The underwriting losses from retroactive policies primarily represent the periodic amortization of deferred charges established at the inception of the contracts. At September 30, 2009, unamortized deferred charges were approximately $3.7 billion.

Premiums earned in the third quarter of 2009 from other multi-line business declined $59 million (5%) compared to 2008 and in the first nine months of 2009 increased $159 million (6%) versus 2008. Premiums earned in the third quarter and first nine months of 2009 included $717 million and $2,034 million, respectively, from a 20% quota-share contract with Swiss Re covering substantially all of Swiss Re’s property/casualty risks incepting from January 1, 2008 and running through December 31, 2012. Premiums earned in 2008 from the Swiss Re contract were $496 million in the third quarter and $1,169 million in the first nine months. Excluding the Swiss Re quota-share contract, other multi-line business premiums earned in 2009 declined $280 million (47%) in the third quarter and $706 million (44%) versus 2008 periods, primarily due to significant reductions in aviation, property, workers’ compensation and Lloyd’s market volume.

Pre-tax underwriting results from other multi-line reinsurance in 2009 included foreign currency transaction gains of $60 million for the third quarter and $305 million of losses for the first nine months. The non-cash losses arose from the conversion of certain reinsurance loss reserves and other liabilities denominated in foreign currencies (primarily the U.K. Pound Sterling and the Euro). The value of these currencies rose relative to the U.S. Dollar over the first nine months of 2009, resulting in losses.  In 2008, underwriting results included foreign currency transaction gains of approximately $360 million in the third quarter and approximately $315 million for the first nine months, resulting from declines in the Euro and U.K. Pound Sterling versus the U.S. Dollar. Underwriting results in the third quarter and first nine months of 2008 included estimated catastrophe losses of $535 million attributable to Hurricanes Gustav and Ike.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance —Underwriting (Continued)

Berkshire Hathaway Primary Group

Premiums earned in 2009 by Berkshire’s various primary insurers were $442 million in the third quarter and $1,353 million in the first nine months, representing declines of $32 million (7%) and $111 million (8%) compared to the corresponding 2008 periods, resulting from increased competition across virtually all market segments. For the first nine months, Berkshire’s primary insurers produced underwriting gains of $40 million in 2009 and $98 million in 2008. Underwriting results in 2009 were lower than 2008 for most of the primary insurance operations due to higher loss ratios as increased price competition narrowed profit margins, and higher expense ratios, which reflected the impact of fixed costs on lower premium volume.

Insurance—Investment Income

A summary of net investment income of Berkshire’s insurance operations follows. Amounts are in millions.

	Third Quarter		First Nine Months
	2009	2008	2009	2008
Investment income before taxes, noncontrolling interests and equity method earnings	$1,348	$1,074	$4,068	$3,367
Income taxes and noncontrolling interests	483	265	1,207	872
Net investment income before equity method earnings	865	809	2,861	2,495
Equity method earnings	111	—	307	—
Net investment income	$976	$809	$3,168	$2,495

Investment income consists of interest and dividends earned on cash equivalents and investments allocable to Berkshire’s insurance businesses. Pre-tax investment income earned in the third quarter and first nine months of 2009 exceeded amounts earned in 2008 periods by $274 million and $701 million, respectively. The increases in investment income in 2009 primarily reflected earnings from several large investments made during the fourth quarter of 2008 and first half of 2009, partially offset by lower earnings on cash and cash equivalents due to lower short-term interest rates and lower average cash balances in 2009.

In October 2008, Berkshire subsidiaries acquired Wrigley, Goldman Sachs and General Electric securities for an aggregate cost of $14.5 billion and in March 2009, Berkshire invested 3 billion CHF in a 12% convertible perpetual instrument of Swiss Re. In addition, on April 1, 2009, Berkshire invested $3 billion in 8.5% Cumulative Convertible Perpetual Preferred Stock of The Dow Chemical Company. See Note 7 to the Consolidated Financial Statements. Interest and dividends from these securities will be approximately $2 billion per annum, which will produce comparative increases in investment income in 2009. Partially offsetting these increases will be reductions in dividends from Berkshire’s investments in Wells Fargo and U.S. Bancorp common stock as a result of dividend rate cuts announced by those companies.

Beginning in 2009, investment income also includes earnings from equity method investments (BNSF and Moody’s). Equity method earnings represents Berkshire’s proportionate share of the net earnings of these companies. As a result of a reduction of ownership of Moody’s in July of 2009, Berkshire discontinued the use of the equity method for its investment in Moody’s as of the beginning of the third quarter. Dividends earned on equity method investments are not reflected in Berkshire’s earnings.  Dividends earned on equity method investments for the first nine months of 2009 were $102 million.

A summary of cash and investments held in Berkshire’s insurance businesses follows. Amounts are in millions.

	Sept. 30, 2009	Dec. 31, 2008	Sept. 30, 2008
Cash and cash equivalents	$16,147	$18,845	$21,957
Equity securities	54,829	48,892	75,775
Fixed maturity securities	32,510	26,932	29,408
Other *	31,927	21,535	—
	$135,413	$116,204	$127,140

*
Other investments include the investments in Wrigley, Goldman Sachs, General Electric, Swiss Re and Dow Chemical as well as the investment in BNSF, which beginning as of December 31, 2008 is accounted for under the equity method. Berkshire’s investment in Moody’s was accounted for under the equity method at December 31, 2008 but included in equity securities at September 30, 2009 and 2008. At September 30, 2008, the investment in BNSF was included in equity securities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Investment Income (Continued)

Fixed maturity securities as of September 30, 2009 were as follows. Amounts are in millions.

	Amortized Cost	Unrealized Gains/Losses	Fair Value
U.S. Treasury, U.S. government corporations and agencies	$2,352	$59	$2,411
States, municipalities and political subdivisions	3,904	285	4,189
Foreign governments	11,124	374	11,498
Corporate bonds, investment grade	4,647	493	5,140
Corporate bonds, non-investment grade	6,331	491	6,822
Mortgage-backed securities	2,378	72	2,450
	$30,736	$1,774	$32,510

All U.S. government obligations are rated AAA by the major rating agencies and approximately 85% of all state, municipal and political subdivisions, foreign government obligations and mortgage-backed securities were rated AA or higher. Non-investment grade securities represent securities that are rated below BBB- or Baa3.

Invested assets derive from shareholder capital and reinvested earnings as well as net liabilities assumed under insurance contracts or “float.” The major components of float are unpaid losses, unearned premiums and other liabilities to policyholders less premiums and reinsurance recoverables, deferred charges assumed under retroactive reinsurance contracts and deferred policy acquisition costs. Float was approximately $62 billion at September 30, 2009 and $58 billion as of December 31, 2008. The cost of float, as represented by the ratio of pre-tax underwriting gain or loss to average float, was negative in 2009 and 2008, as Berkshire’s insurance businesses generated underwriting gains in each period.

Utilities and Energy (“MidAmerican”)

Revenues and earnings from MidAmerican are summarized below. Amounts are in millions.

	Third Quarter				First Nine Months
	Revenues		Earnings		Revenues		Earnings
	2009	2008	2009	2008	2009	2008	2009	2008
MidAmerican Energy Company	$818	$1,115	$81	$119	$2,724	$3,586	$229	$320
PacifiCorp	1,171	1,260	231	200	3,343	3,436	575	527
Natural gas pipelines	210	279	67	140	770	867	337	423
U.K. utilities	216	247	72	67	608	780	202	260
Real estate brokerage	323	334	29	6	791	926	42	2
Other	74	63	40	80	180	132	(1)	97
	$2,812	$3,298			$8,416	$9,727
Earnings before corporate interest and income taxes			520	612			1,384	1,629
Interest, other than to Berkshire			(79)	(86)			(238)	(258)
Interest on Berkshire junior debt			(13)	(22)			(47)	(67)
Income taxes and noncontrolling interests			(52)	(154)			(235)	(392)
Net earnings			$376	$350			$864	$912
Earnings attributable to Berkshire *			$346	$324			$802	$848
Debt owed to others at September 30							$19,564	$18,995
Debt owed to Berkshire at September 30							$420	$1,654

*	Net of noncontrolling interests and includes interest earned by Berkshire (net of related income taxes).

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Utilities and Energy (“MidAmerican”) (Continued)

Revenues of MidAmerican Energy Company (“MEC”) in the third quarter and first nine months of 2009 declined $297 million (27%) and $862 million (24%), respectively, from the same periods in 2008. The revenue decreases in both periods reflect lower regulated natural gas and lower regulated electricity revenues.  Regulated natural gas revenues decreased by $107 million in the third quarter and $452 million in the first nine months primarily due to a lower average per-unit cost of gas sold, which is directly passed through to customers. MEC’s regulated electricity revenues declined $101 million in the third quarter and $241 million in the first nine months primarily as a result of lower average wholesale prices and volumes, which have decreased as a result of reduced demand in the current economic environment as well as mild temperatures. Declines in MEC’s 2009 earnings before corporate interest and income taxes (“EBIT”) of $38 million (32%) for the third quarter and $91 million (28%) for the first nine months primarily reflect the lower regulated electricity revenues, partially offset by lower cost of sales and operating costs.

PacifiCorp’s 2009 revenues decreased $89 million (7%) in the third quarter and $93 million (3%) in the first nine months compared to 2008.  Revenues in 2009 reflect an overall decrease in sales volume (both wholesale and retail) of approximately 3% and lower wholesale prices, somewhat offset by higher retail prices approved by regulators.  The increases in PacifiCorp’s EBIT of $31 million (15%) for the third quarter and $48 million (9%) for the first nine months reflect lower energy costs as a result of reduced prices and amounts of purchased energy in response to lower sales volumes and the use of lower-cost generation facilities put into service in the second half of 2008 and first quarter of 2009.

Natural gas pipelines revenues and EBIT in the third quarter and first nine months of 2009 were lower compared to 2008 as a result of reduced transportation revenue (due to the current economic climate) and the effects of a favorable rate proceeding included in the results for 2008.  U.K. utility revenues declined $31 million (13%) in the third quarter and $172 million (22%) in the first nine months of 2009, principally due to the impact from foreign currency exchange rates as a result of a stronger U.S. Dollar in 2009 as compared with 2008.  EBIT of the U.K. utilities in 2009 was relatively unchanged in the third quarter and decreased $58 million (22%) in the first nine months as compared to 2008 periods.  The decline in EBIT reflects foreign currency exchange rate changes as well as higher depreciation expense.

Real estate brokerage revenues declined $11 million (3%) and $135 million (15%) in the third quarter and first nine months of 2009 as compared to corresponding 2008 periods.  The decline in the third quarter reflects lower sales prices somewhat offset by higher transaction volume. The decline in revenues for the first nine months reflects declines in both sales prices and transaction volume reflecting the continuing weakness in U.S. housing markets.  Improvements in earnings of the real estate brokerage business in 2009 compared to 2008 reflect lower commission and other operating expenses.

Other revenues and EBIT in 2009 included a gain of $37 million in the first nine months associated with the Constellation Energy common stock investment.  Other EBIT also included $125 million in stock-based compensation expense recorded in the first quarter of 2009 as a result of the purchase of common stock issued by MidAmerican upon the exercise of the last remaining stock options that had been granted to certain members of management at the time of Berkshire’s acquisition of MidAmerican in 2000.

Manufacturing, Service and Retailing

Many of Berkshire’s subsidiaries are engaged in a wide variety of manufacturing, service and retailing businesses. A comparison of revenues and pre-tax earnings of these businesses follows. Amounts are in millions.

	Third Quarter				First Nine Months
	Revenues		Earnings		Revenues		Earnings
	2009	2008	2009	2008	2009	2008	2009	2008
Marmon	$1,306	$1,878	$194	$247	$3,846	$4,044	$526	$536
McLane	8,170	7,634	64	68	23,027	21,892	273	209
Shaw	1,056	1,357	51	49	3,088	3,918	136	182
Other manufacturing	3,244	3,723	293	478	8,851	11,198	640	1,458
Other service	1,538	2,094	(5)	260	4,616	6,496	(67)	786
Retailing	641	704	11	11	1,955	2,204	48	72
	$15,955	$17,390			$45,383	$49,752
Pre-tax earnings			$608	$1,113			$1,556	$3,243
Income taxes and noncontrolling interests			272	448			723	1,372
			$336	$665			$833	$1,871

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Manufacturing, Service and Retailing (Continued)

Marmon

Berkshire acquired a 60% interest in Marmon Holdings, Inc. (“Marmon”) on March 18, 2008 and currently owns a 63.6% interest.  Marmon’s revenues, costs and expenses are included in Berkshire’s Consolidated Financial Statements beginning as of that date.  For both the third quarter and nine months ended September 30, 2009, Marmon’s revenues declined approximately 30% from the revenues of the comparable 2008 periods (including periods in 2008 prior to Berkshire’s acquisition).  Pre-tax earnings for the third quarter and first nine months of 2009 declined approximately 21% and 28%, respectively, from 2008 comparable periods reflecting the revenue declines, partially offset by the impact of ongoing cost reduction efforts across all business sectors.  For the third quarter of 2009, the Retail Store Fixtures, Food Service Equipment, Industrial Products, Water Treatment and Highway Technologies sectors produced comparable or improved earnings versus the third quarter of 2008.  For the first nine months of 2009, the Retail Store Fixtures and Food Service Equipment sectors generated increased earnings compared to the nine months ended September 30, 2008.  The remaining nine sectors experienced lower earnings compared to the comparable nine month period in 2008.

McLane

McLane’s revenues for the third quarter of 2009 increased $536 million (7%) over 2008 and for the first nine months increased $1,135 million (5%) over 2008.  The increase in year-to-date revenues reflected a 9% increase in the grocery business, partially offset by a 9% decline from the foodservice business.  Pre-tax earnings for the third quarter of 2009 declined $4 million (6%) from 2008 and for the first nine months increased $64 million (31%) over 2008.  Earnings for the first nine months of 2009 included the impact of a substantial inventory price change gain associated with an increase in federal excise tax on cigarettes.  Many tobacco manufacturers raised prices in anticipation of the tax increase, which allowed McLane to generate a one-time price change gain.  The increase in earnings from the inventory price change gain was partially offset by a federally mandated one-time floor stock tax on related inventory held and by lower earnings from the foodservice business.

McLane’s business is marked by high sales volume and very low profit margins and has been subject to increased price competition in recent years.  The overall gross margin rate was 5.81% for the first nine months of 2009 compared to 5.93% in 2008. Cigarette excise tax inflation has a negative impact on margins by inflating gross sales while providing only marginal increases in profit since most markups are on a fixed amount per unit as opposed to a percentage of gross sales.  Approximately one-third of McLane’s annual revenues are from Wal-Mart.  A curtailment of purchasing by Wal-Mart could have a material adverse impact on the earnings of McLane.

Shaw

Shaw’s revenues in the third quarter and first nine months of 2009 declined $301 million (22%) and $830 million (21%) from revenues in the corresponding 2008 periods.  The revenue declines in 2009 were primarily due to lower unit sales.  Pre-tax earnings for the third quarter of 2009 were $51 million, a slight increase over 2008.  Earnings were $136 million for the first nine months of 2009, a decrease of $46 million (25%) compared with 2008. Operating results in 2009 benefitted from lower raw material costs. However, the favorable impact of the lower material costs was more than offset by relatively higher manufacturing  costs attributable to significant declines in sales volume, which decreased plant operating levels and manufacturing efficiencies. During 2009, Shaw incurred costs of $8 million in the third quarter and $62 million in the first nine months related to plant closures.  Comparable costs in corresponding 2008 periods were not significant.  Operating results in 2009 reflect the effects of the ongoing recession and the slow residential real estate activity.

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

Nearly all of the businesses in the manufacturing group are experiencing the adverse effects of the global economic recession as consumers and customers dramatically cut purchases. Revenues from other manufacturing activities for the third quarter of 2009 were $3,244 million, a decrease of $479 million (13%) from 2008. Revenues for the first nine months of 2009 were $8,851 million, a decrease of $2,347 million (21%) from 2008. During the first nine months of 2009, revenues were lower for apparel (13%), building products (23%) and other businesses (25%) as compared to the first nine months of 2008.

Pre-tax earnings of the other manufacturing businesses were $293 million in the third quarter of 2009, a decrease of $185 million (39%) versus 2008. Earnings for the first nine months of 2009 were $640 million, which were $818 million (56%) lower than the comparable 2008 period. The declines in earnings reflected the lower revenues as well as relatively higher costs resulting from lower manufacturing efficiencies. These businesses have taken actions to reduce costs and reduce or delay capital spending until the economy improves. Although revenues and earnings for the third quarter were lower than the comparable 2008 periods, revenues increased 9% and earnings increased 30% versus the second quarter of 2009.

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

Revenues of the other service businesses were $1,538 million in the third quarter of 2009, a decrease of $556 million (27%) compared to 2008. For the first nine months of 2009, revenues of $4,616 million declined $1,880 million (29%) versus 2008. In 2009, pre-tax losses were $5 million for the third quarter and $67 million for the first nine months.  Other service businesses generated pre-tax earnings in 2008 of $260 million for the third quarter and $786 million for the first nine months. The decreases in revenues and pre-tax earnings reflected the negative impact of the global recession on substantially all of Berkshire’s other service businesses and in particular, NetJets’ fractional ownership business.

In 2009, NetJets’ revenues declined $471 million (41%) for the third quarter and $1,495 million (42%) for the first nine months as compared to 2008. The declines reflected a 79% decline in aircraft sales as well as lower flight operations revenues primarily due to a 24% decline in flight revenue hours. NetJets produced pre-tax losses in 2009 of $183 million for the third quarter and $531 million for the first nine months. The pre-tax losses in 2009 included asset writedowns and other downsizing costs of $181 million for the third quarter and $436 million for the first nine months. NetJets owns more planes than is required for its present level of operations and further downsizing costs will be incurred in the fourth quarter.  However, management believes that NetJets is likely to operate at a modest profit in 2010, absent any further deterioration in the U.S. economy or negative actions directed at the ownership of private aircraft.

Retailing

Berkshire’s retailing operations consist of four home furnishings businesses (Nebraska Furniture Mart, R.C. Willey, Star Furniture and Jordan’s), three jewelry businesses (Borsheims, Helzberg and Ben Bridge) and See’s Candies. Revenues of the retailing businesses were $641 million in the third quarter of 2009 and $1,955 million for the first nine months, reflecting decreases of $63 million (9%) and $249 million (11%) compared with the corresponding 2008 periods. Pre-tax earnings in the third quarter of 2009 were unchanged versus 2008 and in the first nine months declined $24 million (33%) to $48 million. Throughout 2008 and in the fourth quarter in particular, as the impact of the economic recession in the U.S. worsened, consumer spending declined. These conditions have continued into 2009. Revenues and pre-tax earnings declined in both the jewelry and home furnishings businesses as a result of the general economic conditions. In general, sales of “higher-end” retail products have suffered greater declines than “popular-priced” items.

Finance and Financial Products

A summary of revenues and pre-tax earnings from Berkshire’s finance and financial products businesses follows. Amounts are in millions.

	Third Quarter				First Nine Months
	Revenues		Earnings		Revenues		Earnings
	2009	2008	2009	2008	2009	2008	2009	2008
Manufactured housing and finance	$872	$904	$53	$7	$2,420	$2,658	$142	$208
Furniture/transportation equipment leasing	164	198	5	25	504	584	10	65
Other	107	156	84	131	327	477	252	385
	$1,143	$1,258			$3,251	$3,719
Pre-tax earnings			$142	$163			$404	$658
Income taxes and noncontrolling interests			50	72			152	261
			$92	$91			$252	$397

Revenues from manufactured housing and finance activities (Clayton Homes) in 2009 declined $32 million (4%) for the third quarter and $238 million (9%) for the first nine months compared to 2008. The declines were due primarily to a 20% decline in year-to-date home unit sales, partially offset by a 7% increase in average selling price due primarily to mix changes.  Interest from installment loans and other investments for the third quarter of 2009 was relatively unchanged from 2008 and for the first nine months of 2009 increased approximately 4% over 2008. Installment loan balances were approximately $12.3 billion as of September 30, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Finance and Financial Products (Continued)

Pre-tax earnings of Clayton Homes in the third quarter of 2009 increased $46 million to $53 million and for the first nine months of 2009 declined $66 million to $142 million from the corresponding 2008 periods. Provisions for loan losses in the first nine months of 2009 exceeded 2008 by $75 million. Lower earnings in the 2009 periods also reflected lower unit sales and increased interest expense, partially offset by lower selling, general and administrative expenses from cost reduction efforts. Pre-tax earnings in the third quarter of 2008 included losses of approximately $22 million from Hurricanes Ike and Gustav.

Revenues and pre-tax earnings from furniture and transportation equipment leasing activities for the first nine months of 2009 declined $80 million and $55 million, respectively, compared to 2008. The declines primarily reflect lower rental income driven by relatively low utilization rates for over-the-road trailer and storage units. Significant cost components of this business are fixed (depreciation and facility expenses) and therefore earnings generally change disproportionately to revenues. Revenues and earnings of Clayton Homes and the furniture/transportation equipment leasing businesses have been negatively affected by the economic recession as well as the credit crisis.

Earnings from other finance business activities consist primarily of interest income earned on short-term and fixed maturity investments and from a small portfolio of long-held commercial real estate loans. The declines in revenues and pre-tax earnings in 2009 are primarily attributable to lower short-term interest rates and lower invested asset levels. In addition, other activities include earnings from a 100 basis point interest rate spread on $12 billion in Berkshire Hathaway Finance Corporation borrowings, which are used in connection with Clayton Homes’ installment lending activities. A corresponding charge is reflected in Clayton Homes’ earnings.

Investment and Derivative Gains/Losses

A summary of investment and derivative gains and losses and other-than-temporary impairment losses on investments follows. Amounts are in millions.

	Third Quarter		First Nine Months
	2009	2008	2009	2008
Investment gains/losses	$110	$(46)	$(257)	$744
Other-than-temporary impairment losses on investments	(25)	(250)	(3,151)	(679)
Derivative gains/losses	1,732	(1,261)	2,572	(2,213)
Gains/losses before income taxes and noncontrolling interests	1,817	(1,557)	(836)	(2,148)
Income taxes and noncontrolling interests	634	(545)	(295)	(755)
Net gains/losses	$1,183	$(1,012)	$(541)	$(1,393)

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

Other-than-temporary impairments (“OTTI”) of investments in 2009 predominantly relate to a first quarter OTTI charge with respect to Berkshire’s investment in ConocoPhillips common stock. The market price of ConocoPhillips shares declined sharply over the last half of 2008. Over the first nine months of 2009, Berkshire sold approximately 27.5 million shares of ConocoPhillips. Although Berkshire expects the market price for ConocoPhillips shares to increase over time to levels that exceed original cost, Berkshire may sell additional shares before the price fully recovers. Sales in 2009 were or may be in anticipation of other investment opportunities, to increase overall liquidity and to realize capital losses that can be carried back to prior years for income tax purposes. Capital losses can be carried back three years and carried forward five years for federal income tax purposes. Income taxes of approximately $690 million were paid on capital gains in 2006 and will be fully recoverable if capital losses of at least $1.98 billion are generated by the end of 2009. Since a significant portion of the decline in the market value of Berkshire’s investment in ConocoPhillips occurred during the last half of 2008, a significant portion of the other-than-temporary impairment losses recorded in earnings in the first quarter of 2009 was recognized in other comprehensive income as of December 31, 2008.

Derivative gains/losses primarily represent the changes in fair value of credit default and equity index put option contracts. Changes in the fair values of these contracts are reflected in earnings and can be significant, reflecting the volatility of equity and credit markets. Management does not view the periodic gains or losses from the changes in fair value as meaningful given the volatile nature of equity and credit markets over short periods of time, particularly with respect to the equity index put option contracts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Investment and Derivative Gains/Losses (Continued)

The fair values of Berkshire’s credit default contracts are impacted by changes in credit default spreads, which have been volatile in recent periods.  Pre-tax losses from credit default contracts for the first quarter of 2009 were approximately $1.35 billion, which reflected several defaults and the widening of credit default spreads with respect to the underlying non-investment grade issuers included in the high yield indexes. During the second quarter of 2009, credit default spreads tightened resulting in a second quarter pre-tax gain of approximately $400 million. During the third quarter of 2009, credit default spreads narrowed further resulting in a pre-tax gain of approximately $1.44 billion.  Non-investment grade issuers are typically highly leveraged and therefore dependent on having ongoing access to the capital markets. The freezing of the credit markets in late 2008 and early 2009 was particularly detrimental to these issuers. As a result, several high yield issuers defaulted in the first half of 2009. For the first nine months of 2009, credit default loss payments were approximately $1.9 billion compared with $56 million for the first nine months of 2008.

In the third quarter and first nine months of 2009, gains from equity index put option contracts were $220 million and $2,010 million, respectively. The gains in the third quarter of 2009 reflected increases in the equity indexes partially offset by the impact of a weaker U.S. Dollar on non-U.S. contracts and lower interest rates. In 2008, equity index put option contracts produced losses of $880 million in the third quarter and $1,731 million for the first nine months. The losses in 2008 reflected declines in the equity indexes. Berkshire’s ultimate payment obligations, if any, under equity index put option contracts will be determined as of the contract expiration dates, which begin in 2018. As previously noted, management does not believe that the gains or losses reflected in earnings in the past two years to be meaningful relative to evaluating Berkshire’s ultimate payment obligations, if any.

Financial Condition

Berkshire’s balance sheet continues to reflect significant liquidity and a strong capital base. Consolidated Berkshire shareholders’ equity at September 30, 2009 was $126.1 billion, an increase of $16.8 billion from December 31, 2008. Consolidated cash and investments of insurance and other businesses were approximately $143.4 billion at September 30, 2009, an increase of about $21.4 billion from December 31, 2008.  Cash and cash equivalents of insurance and other businesses were $23.8 billion as of September 30, 2009. Investments are held predominantly in Berkshire’s insurance businesses.

During the first nine months of 2009, Berkshire acquired a 12% convertible perpetual security issued by Swiss Re for $2.7 billion and an 8.5% Cumulative Convertible Perpetual Preferred Stock of The Dow Chemical Company for $3 billion. Investment income generated by these investments will greatly exceed income currently earned on short-term investments.

Capital expenditures of the utilities and energy businesses in the first nine months of 2009 were approximately $2.6 billion. Forecasted capital expenditures for the fourth quarter of 2009 are estimated at $0.8 billion. MidAmerican intends to fund future capital expenditures with cash flows from operations and debt proceeds. MidAmerican’s borrowings were $19.6 billion at September 30, 2009, an increase of $419 million from December 31, 2008. In 2009, MidAmerican operating subsidiaries issued $350 million of 5.5% bonds maturing in 2019 and $650 million of 6.0% bonds maturing in 2039 and MidAmerican also issued $250 million of 3.15% notes maturing in 2012. MidAmerican and its operating subsidiaries currently have no significant debt maturities until 2011, when about $1.1 billion matures. Berkshire has committed until February 28, 2011 to provide up to $3.5 billion of additional capital to MidAmerican to permit the repayment of its debt obligations or to fund its regulated utility subsidiaries. Berkshire does not intend to guarantee the repayment of debt by MidAmerican or any of its subsidiaries.

Assets of the finance and financial products businesses, which consisted primarily of loans and finance receivables, fixed maturity securities and cash and cash equivalents, were approximately $25.0 billion as of September 30, 2009 and $23.9 billion at December 31, 2008. Liabilities were $27.6 billion as of September 30, 2009 and $30.7 billion at December 31, 2008. As of September 30, 2009, notes payable and other borrowings of $14.6 billion included approximately $12.1 billion par amount of medium-term notes issued by Berkshire Hathaway Finance Corporation (“BHFC”). In 2009, BHFC issued $250 million of 5.4% notes due in 2018 and $1.0 billion of 4.0% notes due in 2012. The BHFC notes are unsecured and mature at various dates extending through 2018, beginning with a $1.5 billion maturity in January 2010. The proceeds from the medium-term notes were used to finance originated and acquired loans of Clayton Homes. The full and timely payment of principal and interest on the notes is guaranteed by Berkshire.

During 2008 and continuing into the first part of 2009, access to credit markets became limited as a consequence of the ongoing worldwide credit crisis. As a result, interest rates for investment grade corporate issuers increased relative to government obligations, even for companies with strong credit histories and ratings. However, management believes that the credit crisis has abated and interest rates for investment grade issuers relative to government obligations have declined. Nevertheless, restricted access to credit markets at affordable rates in the future could have a significant negative impact on operations, particularly the utilities and energy and the finance and financial products operations. Management believes that it currently maintains ample liquidity to cover its existing contractual obligations and provide for contingent liquidity needs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition (Continued)

On November 3, 2009, Berkshire announced that it had entered into a definitive agreement to acquire for $100 per share the remaining 77.4% of BNSF’s outstanding shares not currently owned by Berkshire.  Based upon the outstanding shares of BNSF, the value of the aggregate consideration to acquire the remaining BNSF shares is approximately $26.4 billion. Approximately 60% of the aggregate consideration will be paid in cash and 40% in Berkshire Class A and Class B Common Stock.  Berkshire expects to fund about 50% of the cash consideration with internally generated cash and the remainder with borrowings expected to be repaid over a three year period. The acquisition is subject to BNSF shareholder approval and customary closing conditions.  The closing is expected to occur in the first quarter of 2010.

Contractual Obligations

Berkshire and its subsidiaries are parties to contracts associated with ongoing business and financing activities, which will result in cash payments to counterparties in future periods. Certain obligations reflected in the Consolidated Balance Sheets, such as notes payable, require future payments on contractually specified dates and in fixed and determinable amounts. The timing and amount of the payment of other obligations, such as unpaid property and casualty loss reserves and long duration credit default and equity index put option contracts, are contingent upon the outcome of future events. Actual payments will likely vary, perhaps significantly, from estimates. Other obligations pertain to the acquisition of goods or services in the future, which are not currently reflected in the financial statements, such as minimum rentals under operating leases. Berkshire’s consolidated contractual obligations as of September 30, 2009 did not change materially from those disclosed in “Contractual Obligations,” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Berkshire’s Consolidated Balance Sheet as of September 30, 2009 includes estimated liabilities for unpaid losses from property and casualty insurance and reinsurance contracts of $59.6 billion. Due to the inherent uncertainties in the process of establishing loss reserve amounts, the actual ultimate claim amounts will likely differ from the currently recorded amounts. A very small percentage change in estimates of this magnitude will result in a material effect on reported earnings. The effects from changes in these estimates are recorded as a component of losses incurred in the period of the change.

Berkshire’s Consolidated Balance Sheet as of September 30, 2009 includes goodwill of acquired businesses of $34.0 billion. A significant amount of judgment is required in performing goodwill impairment tests. Such tests include periodically determining or reviewing the estimated fair value of Berkshire’s reporting units. There are several methods of estimating a reporting unit’s fair value, including market quotations, if available, asset and liability fair values and other valuation techniques, such as discounted projected future net earnings or cash flows and multiples of earnings. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then individual assets, including identifiable intangible assets, and liabilities of the reporting unit are estimated at fair value. The excess of the estimated fair value of the reporting unit over the estimated fair value of net assets would establish the implied value of goodwill. The excess of the recorded amount of goodwill over the implied value is then charged to earnings as an impairment loss. Berkshire performs an annual evaluation of goodwill for impairment in the fourth quarter. Although Berkshire management has not concluded that any significant amounts of goodwill were impaired in recent years, the ultimate length and depth of the ongoing economic recession could adversely impact the long-term economic values of certain of its businesses and result in impairment charges in future periods. Conversely, in light of Berkshire’s strong capital position, the ongoing recession is producing a lesser impact and in some instances enhancing the long-term economic value of certain of Berkshire’s reporting units.

Berkshire’s consolidated financial position reflects very significant amounts of invested assets and derivative contract liabilities that are measured at fair value. A substantial portion of invested assets are carried at fair value based upon current market quotations and other observable market inputs. In instances when market prices are not available, values may be based upon fair value pricing matrices or models. These models may incorporate observable inputs as well as unobservable inputs, which require judgments by management.  Derivative contract values reflect estimates of the amounts at which the contracts could be exchanged based upon varying levels of observable market information as well as other assumptions by management. Certain of Berkshire’s fixed maturity securities are not actively traded in the securities markets, and loans and finance receivables of Berkshire’s finance businesses are not traded at all.

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

Information concerning recently issued accounting pronouncements which are not yet effective is included in Note 3 to the Consolidated Financial Statements. Berkshire is currently evaluating the impact of these accounting pronouncements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Berkshire’s most recently issued Annual Report and in particular the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of September 30, 2009, there are no material changes in the market risks described in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Part II Other Information

Item 1. Legal Proceedings

Berkshire and its subsidiaries are parties in a variety of legal actions arising out of the normal course of business. In particular, such legal actions affect Berkshire’s insurance and reinsurance businesses. Such litigation generally seeks to establish liability directly through insurance contracts or indirectly through reinsurance contracts issued by Berkshire subsidiaries. Plaintiffs occasionally seek punitive or exemplary damages. Berkshire does not believe that such normal and routine litigation will have a material effect on its financial condition or results of operations. Berkshire and certain of its subsidiaries are also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines and penalties in substantial amounts. Reference is made to Note 20 to the Annual Report on Form 10-K for the year ended December 31, 2008 and Note 18 to the Consolidated Financial Statements included in Part I of this Form 10-Q for detailed discussion of such actions.

Item 1A. Risk Factors

Berkshire’s significant business risks are described in Item 1A to Form 10-K for the year ended December 31, 2008 to which reference is made herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

a. 31.1	Exhibits Rule 13a-14(a)/15d-14(a) Certifications
31.2	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications
32.2	Section 1350 Certifications
101
The following financial information from Berkshire Hathaway Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008, (ii) the Consolidated Statements of Earnings for each of the three-month and nine-month periods ended September 30, 2009 and 2008, (iii) the Consolidated Statements of Cash Flows for each of the nine-month periods ended September 30, 2009 and 2008, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC.
(Registrant)

Date November 6, 2009	/S/ MARC D. HAMBURG
(Signature)
Marc D. Hamburg, Senior Vice President and Principal Financial Officer