Form 10-K
period 2009-12-31
BERKSHIRE HATHAWAY INC
filed 2010-03-01
CIK 1067983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission file number 001-14905

BERKSHIRE HATHAWAY INC.

(Exact name of Registrant as specified in its charter)

Delaware	47-0813844
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification Number)

3555 Farnam Street, Omaha, Nebraska	68131
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code (402) 346-1400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A common stock, $5.00 Par Value	New York Stock Exchange
Class B common stock, $0.0033 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2009: $102,388,000,000*

Indicate number of shares outstanding of each of the Registrant’s classes of common stock:

February 18, 2010—Class A common stock, $5 par value	1,103,764 shares
February 18, 2010—Class B common stock, $0.0033 par value	814,349,921 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated In
Proxy Statement for Registrant’s Annual Meeting to be held May 1, 2010	Part III

*	This aggregate value is computed at the last sale price of the common stock on June 30, 2009. It does not include the value of Class A common stock (389,726 shares) and Class B common stock (156,056,757 shares) held by Directors and Executive Officers of the Registrant and members of their immediate families, some of whom may not constitute “affiliates” for purpose of the Securities Exchange Act of 1934.

		Page No.
	Part I
Item 1.	Business	1
Item 1A.	Risk Factors	19
Item 1B.	Unresolved Staff Comments	21
Item 2.	Description of Properties	22
Item 3.	Legal Proceedings	26
Item 4.	Reserved	29

	Part II

Item 5.	Market for Registrant’s Common Stock and Related Security Holder Matters	29
Item 6.	Selected Financial Data	30
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	59
Item 8.	Financial Statements and Supplementary Data	60
	Consolidated Balance Sheets— December 31, 2009 and December 31, 2008	61
	Consolidated Statements of Earnings— Year Ended December 31, 2009, December 31, 2008, and December 31, 2007	62
	Consolidated Statements of Cash Flows— Year Ended December 31, 2009, December 31, 2008, and December 31, 2007	63
	Consolidated Statements of Changes in Shareholder’s Equity and Comprehensive Income— Year Ended December 31, 2009, December 31, 2008, and December 31, 2007	64
	Notes to Consolidated Financial Statements	65
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	98
Item 9A.	Controls and Procedures	98
Item 9B.	Other Information	98

	Part III

Item 10.	Directors, Executive Officers and Corporate Governance	98
Item 11.	Executive Compensation	98
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	98
Item 13.	Certain Relationships and Related Transactions and Director Independence	98
Item 14.	Principal Accountant Fees and Services	98

	Part IV

Item 15.	Exhibits and Financial Statement Schedules	99

Signatures		100
Exhibit Index		104

Part I

Item 1.	Business

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

Insurance and Reinsurance Businesses

Berkshire’s insurance and reinsurance business activities are conducted through approximately 70 domestic and foreign-based insurance entities. Berkshire’s insurance businesses provide insurance and reinsurance of property and casualty risks world-wide and also reinsure life, accident and health risks world-wide.

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

Reinsurance contracts are normally classified as treaty or facultative contracts. Treaty reinsurance refers to reinsurance coverage for all or a portion of a specified class of risks ceded by the primary insurer, while facultative reinsurance involves coverage of specific individual risks. Reinsurance contracts are further classified as quota-share or excess. Under quota-share (proportional or pro-rata) reinsurance, the reinsurer shares proportionally in the original premiums, losses and expenses of the primary insurer or reinsurer. Excess (or non-proportional) reinsurance provides for the indemnification of the primary insurer or reinsurer for all or a portion of the loss in excess of an agreed upon amount or “retention.” Both quota-share and excess reinsurance may provide for aggregate limits of indemnification.

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

Insurers and reinsurers based in the United States are subject to regulation by their state of domicile and by those states in which they are licensed or write policies on a non-admitted basis. The primary focus of regulation is to assure that insurers are financially solvent and that policyholder interests are otherwise protected. States establish minimum capital levels for insurance companies and establish guidelines for permissible business and investment activities. States have the authority to suspend or revoke a company’s authority to do business, as conditions warrant. States regulate the payment of dividends by insurance companies to their shareholders. Dividends and capital distributions of extraordinary amounts are subject to prior regulatory approval.

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

Berkshire’s insurance companies maintain capital strength at exceptionally high levels. This strength differentiates Berkshire’s insurance companies from their competitors. Collectively, the aggregate statutory surplus of Berkshire’s U.S. based insurers was approximately $64 billion at December 31, 2009. All of Berkshire’s major insurance subsidiaries are rated AA+ by Standard & Poor’s Corporation, and nearly all are currently rated A++ (superior) by A.M. Best with respect to their financial condition and operating performance.

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

In the event of a certified act of terrorism, the federal government will reimburse insurers (conditioned on their satisfaction of policyholder notification requirements) for 85% of their insured losses in excess of a company deductible. Under the December 2007 Program extension, the deductible is 20% of the aggregate direct subject earned premium for relevant commercial lines of business in the immediately preceding calendar year. The aggregate deductible in 2010 will be approximately $350 million. There is also an aggregate limit of $100 billion on the amount of the federal government coverage for each TRIA year.

For many years, the insurance industry has been subject to personal injury claims arising from exposure to asbestos. The magnitude of such losses has caused many manufacturers to file for protection under the U.S. Bankruptcy Code. Over the years, large numbers of asbestos related claims have been filed, including claims based upon exposure to asbestos, even though no related illness has been identified. Consequently, the U.S. Congress has periodically introduced legislation to assure that resources are available to indemnify claimants suffering from asbestos-related illnesses and to manage the overall cost of those claims. To date, no legislation has passed. It is highly uncertain as to whether or not any legislation will be enacted and, if enacted, how the provisions of such laws will affect Berkshire.

Regulation of the insurance industry outside of the United States is subject to the differing laws and regulations of each country in which the insurer has operations or writes premiums. Some jurisdictions impose complex regulatory requirements on insurance businesses while other jurisdictions impose fewer requirements. In certain foreign countries, reinsurers are required to be licensed by governmental authorities. These licenses may be subject to modification, suspension or revocation dependent on such factors as amount and types of reserves and minimum capital and solvency tests. The violation of regulatory requirements may result in fines, censures and/or criminal sanctions in various jurisdictions. Berkshire subsidiaries have historically provided insuring capacity to insurance syndicates at Lloyd’s of London. Such capacity entitles the Berkshire subsidiaries to a share of the risks and rewards of the activities of the syndicates in proportion to the amount of capacity provided. This business is subject to regulation by the U.K.’s Financial Services Authority which maintains comprehensive rules and regulations covering the legal, financial and operating activities of managing agents and syndicates.

Berkshire’s insurance underwriting operations are comprised of the following sub-groups: (1) GEICO and its subsidiaries, (2) General Re and its subsidiaries, (3) Berkshire Hathaway Reinsurance Group and (4) Berkshire Hathaway Primary Group. Except for certain retroactive reinsurance products that generate significant amounts of up-front premiums along with estimated claims expected to be paid over very long periods of time creating “float” (see Investments section below), Berkshire expects to achieve a net underwriting profit over time and reject inadequately priced risks. Underwriting profit is earned premiums less associated incurred losses, loss adjustment expenses and underwriting and policy acquisition expenses. Underwriting profit does not include investment income earned from investments, including investments of “float.” Additional information related to each of Berkshire’s four underwriting groups follows.

GEICO—GEICO is headquartered in Chevy Chase, Maryland and its principal insurance subsidiaries include: Government Employees Insurance Company, GEICO General Insurance Company, GEICO Indemnity Company and GEICO Casualty Company. These companies primarily offer private passenger automobile insurance to individuals in all 50 states and the District of Columbia. In addition, GEICO insures motorcycles, all-terrain vehicles, recreational vehicles and small commercial fleets and acts as an agent for other insurers who offer homeowners, boat and life insurance to individuals. GEICO markets its policies primarily through direct response methods in which applications for insurance are submitted directly to the companies via the Internet, by telephone or through the mail.

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

As a result of an aggressive advertising campaign and competitive rates, voluntary policies-in-force have increased about 58% over the past five years. GEICO is currently the third largest private passenger auto insurer in the United States in terms of premium volume. According to A.M. Best data for 2008, the five largest automobile insurers had a combined 49.3% market share, with GEICO’s share being 7.7%. Seasonal variations in GEICO’s insurance business are not significant. However, extraordinary weather conditions or other factors may have a significant effect upon the frequency or severity of automobile claims.

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

General Re—General Re Corporation (“General Re”) is the holding company of General Reinsurance Corporation (“GRC”) and its subsidiaries and affiliates. GRC’s subsidiaries include Kölnische Rückversicherungs—Gesellschaft AG (“Cologne Re”), a major international reinsurer based in Germany. GRC increased its ownership in Cologne Re during 2009 from 95% to 100%. General Re subsidiaries currently conduct business activities globally in 55 cities and provide insurance and reinsurance coverages throughout the world. General Re provides property/casualty insurance and reinsurance, life/health reinsurance and other reinsurance intermediary and risk management, underwriting management and investment management services. General Re is one of the largest reinsurers in the world based on premium volume and shareholder capital.

Property/Casualty Reinsurance

General Re’s property/casualty reinsurance business in North America is conducted through GRC domiciled in Delaware and licensed in the District of Columbia and all states but Hawaii where it is an accredited reinsurer. Property/casualty operations in North America are headquartered in Stamford, Connecticut, and are also conducted through 16 branch offices in the U.S. and Canada. Reinsurance activities are marketed directly to clients without involving a broker or intermediary. Coverages are written primarily on an excess basis and under treaty and facultative contracts. In 2009, approximately 28% of net written premiums in North America related to casualty reinsurance coverages and 56% related to property reinsurance coverages.

General Re’s property/casualty business in North America also includes a few smaller specialty insurers (primarily the General Star and Genesis companies domiciled in Connecticut, North Dakota and Ohio). These specialty insurers underwrite primarily liability and workers’ compensation coverages on an excess and surplus basis and excess insurance for self-insured programs. In 2009, the specialty insurers represented approximately 16% of General Re’s North American property/casualty net written premiums.

General Re’s international property/casualty reinsurance business operations are conducted through internationally-based subsidiaries on a direct basis (via Cologne Re as well as several other General Re subsidiaries in 26 countries) and through brokers (primarily via Faraday, which owns the managing agent of Syndicate 435 at Lloyd’s of London and provides capacity and participates in 100% of the results of Syndicate 435). Coverages are written on both a quota-share and excess basis for multiple lines of property, aviation and casualty reinsurance coverage. In 2009, international-based property/casualty operations principally wrote direct reinsurance in the form of treaties with lesser amounts written on a facultative basis.

Life/Health Reinsurance

General Re’s North American and international life, health, long-term care and disability reinsurance coverages are written on an individual and group basis. Most of this business is written on a proportional treaty basis, with the exception of the U.S. group health and disability business which is predominately written on an excess treaty basis. Lesser amounts of life and disability business are written on a facultative basis. The life/health business is marketed on a direct basis. In 2009, approximately 42% of life/health net premiums were written in the United States, 29% were written in Western Europe and the remaining 29% were written throughout the rest of the world.

Berkshire Hathaway Reinsurance Group—The Berkshire Hathaway Reinsurance Group (“BHRG”) operates from offices located in Stamford, Connecticut. Business activities are conducted through a group of subsidiary companies, led by National Indemnity Company (“NICO”) and Columbia Insurance Company (“Columbia”). BHRG provides principally excess and quota-share reinsurance to other property and casualty insurers and reinsurers. The type and volume of insurance and reinsurance business written by BHRG is dependent on current market conditions, including prevailing premium rates and coverage terms as perceived by management, and can change rapidly. The level of BHRG’s underwriting activities often fluctuates significantly from year to year depending on the perceived level of price adequacy in specific insurance and reinsurance markets.

For many years BHRG has written catastrophe excess-of-loss treaty reinsurance contracts. BHRG also writes individual policies for primarily large or otherwise unusual discrete risks on both an excess direct and facultative reinsurance basis, referred to as “individual risk,” which includes policies covering terrorism, natural catastrophe and aviation risks. A catastrophe excess policy provides protection to the counterparty from the accumulation of primarily property losses arising from a single loss event or series of related events. Catastrophe and individual risk policies may provide significant amounts of indemnification per contract and a single loss event may produce losses under a number of contracts.

BHRG generally does not cede risks assumed under catastrophe excess reinsurance contracts or individual risk contracts to third parties due to, in part, perceived uncertainties in recovering amounts from other reinsurers that are financially weaker. As a result, catastrophe and individual risk business produces extremely volatile periodic underwriting results. The extraordinary financial strength of NICO and Columbia are believed to be the primary reasons why BHRG has become a major provider of such coverages.

BHRG has entered into several retroactive reinsurance contracts over the past several years. Retroactive reinsurance contracts afford protection to ceding companies against the adverse development of claims arising under policies issued in prior years. Coverage under such contracts is usually provided on an excess basis and is normally subject to a large aggregate limit of indemnification. Significant amounts of environmental and latent injury claims may arise under the contracts. In March 2007, an agreement became effective between NICO and Equitas, a London based entity established to reinsure and manage the 1992 and prior years’ non-life liabilities of the Names or Underwriters at Lloyd’s of London. Under the agreement NICO is providing up to $7 billion of new excess reinsurance to Equitas. In 2009, NICO agreed to provide up to 5 billion Swiss Francs (approximately $4.7 billion) of aggregate excess retroactive protection to Swiss Reinsurance Company Ltd. and its affiliates (“Swiss Re”).

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

BHRG also underwrites traditional non-catastrophe insurance and reinsurance coverages, referred to as multi-line business. Effective January 1, 2008, traditional non-catastrophe reinsurance includes a five-year 20% quota-share of property and casualty business underwritten by Swiss Re. This reinsurance contract and the retroactive contract referenced above represented about 70% of the aggregate net premiums written by BHRG in 2009. BHRG has also negotiated the acquisition of certain property and casualty insurance businesses in run-off, including the North American insurance subsidiaries of Converium Holdings AG, which were acquired in 2006 and the reinsurance subsidiaries of ING Groep N.V. which were acquired in 2008.

In December 2007, BHRG formed a monoline financial guarantee insurance company, Berkshire Hathaway Assurance Corporation (“BHAC”). BHAC commenced operations during the first quarter of 2008 and is licensed in 49 states. The volume of premiums written in 2009 declined significantly from 2008, primarily as a result of changing market conditions.

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

Other insurance operations include several companies referred to as the “Homestate Companies,” based in California, Colorado and Nebraska and with branch offices in several other states. These companies market workers’ compensation, commercial auto and various other commercial coverages for standard risks. Also included is Central States Indemnity Company of Omaha located in Omaha, Nebraska, which provides credit and income protection insurance and related services marketed primarily to credit and debit card holders nationwide. The Kansas Bankers Surety Company is an insurer of primarily crime, fidelity, errors and omissions, officers’ and directors’ liability and related insurance coverages directed toward small and medium-sized banks throughout the Midwest United States.

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

The table on the following page presents the development of Berkshire’s net unpaid losses for property/casualty contracts from 1999 through 2009. Data in the table related to acquisitions is included from the acquisition date forward.

The first section of the table reconciles the estimated liability for unpaid losses and loss adjustment expenses recorded at the balance sheet date for each of the indicated years from the gross liability reflected in Berkshire’s Consolidated Balance Sheet to the net amount, after reductions for amounts recoverable under ceded reinsurance, deferred charges on retroactive reinsurance contracts and loss reserve discounts.

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

The second section of the table shows the re-estimated net unpaid losses, net of reserve discounts and deferred charges, based on experience as of the end of each succeeding year. The re-estimated amount reflects the effect of loss payments and re-estimation of remaining unpaid reserves. The line labeled “cumulative deficiency (redundancy)” represents the aggregate increase (decrease) in the initial estimates from the original balance sheet date through December 31, 2009. These amounts have been reported in earnings over time as components of losses and loss adjustment expenses and include accumulated reserve discount accruals and deferred charge amortization.

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

The third part of the table shows the cumulative amount of net losses and loss adjustment expenses paid with respect to recorded net liabilities as of the end of each succeeding year. While the information in the table provides a historical perspective on the adequacy of unpaid losses and loss adjustment expenses established in previous years, and the subsequent payments of claims, readers are cautioned against extrapolating redundancies or deficiencies of the past on current unpaid loss balances.

Berkshire’s management believes that the reserves established as of December 31, 2009 are reasonable and adequate. However, due to the inherent uncertainties in the reserving process, it cannot be assured that such balances will ultimately prove to be adequate. Dollar amounts are in millions.

	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
Unpaid losses per Consolidated Balance Sheet	$26,600	$32,868	$40,562	$43,771	$45,393	$45,219	$48,034	$47,612	$56,002	$56,620	$59,416
Reserve discounts	1,663	1,675	2,022	2,405	2,435	2,611	2,798	2,793	2,732	2,616	2,473

Unpaid losses before discounts	28,263	34,543	42,584	46,176	47,828	47,830	50,832	50,405	58,734	59,236	61,889
Ceded reserves	(2,331)	(2,997)	(2,957)	(2,623)	(2,597)	(2,405)	(2,812)	(2,869)	(3,139)	(3,210)	(2,922)

Net unpaid losses	25,932	31,546	39,627	43,553	45,231	45,425	48,020	47,536	55,595	56,026	58,967
Reserve discounts	(1,663)	(1,675)	(2,022)	(2,405)	(2,435)	(2,611)	(2,798)	(2,793)	(2,732)	(2,616)	(2,473)
Deferred charges	(1,518)	(2,593)	(3,232)	(3,379)	(3,087)	(2,727)	(2,388)	(1,964)	(3,987)	(3,923)	(3,957)

Net unpaid losses, net of discounts/deferred charges	$22,751	$27,278	$34,373	$37,769	$39,709	$40,087	$42,834	$42,779	$48,876	$49,487	$52,537

Liability re-estimated:
1 year later	$22,239	$28,569	$36,289	$39,206	$40,618	$39,002	$42,723	$41,811	$47,288	$48,836
2 years later	22,829	30,667	38,069	40,663	39,723	39,456	42,468	40,456	46,916
3 years later	24,079	32,156	40,023	40,517	40,916	39,608	41,645	40,350
4 years later	25,158	33,532	40,061	41,810	41,418	38,971	41,676
5 years later	26,894	34,096	41,448	42,501	40,891	39,317
6 years later	26,676	35,566	42,229	42,007	41,458
7 years later	27,925	36,410	41,744	42,643
8 years later	28,762	36,124	42,455
9 years later	28,508	36,658
10 years later	29,054
Cumulative deficiency (redundancy)	6,303	9,380	8,082	4,874	1,749	(770)	(1,158)	(2,429)	(1,960)	(651)
Cumulative foreign exchange effect*	(1,170)	(2,321)	(2,005)	(1,449)	(493)	4	(590)	(61)	608	(254)

Net deficiency (redundancy)	$5,133	$7,059	$6,077	$3,425	$1,256	$(766)	$(1,748)	$(2,490)	$(1,352)	$(905)

Cumulative payments:
1 year later	$5,825	$5,352	$6,653	$8,092	$8,828	$7,793	$9,345	$8,865	$8,486	$8,315
2 years later	8,289	8,744	11,396	14,262	13,462	12,666	15,228	13,581	13,394
3 years later	9,889	11,625	16,378	18,111	17,429	16,463	18,689	16,634
4 years later	11,513	15,608	19,658	21,446	20,494	18,921	20,890
5 years later	13,840	18,504	22,438	24,067	22,517	20,650
6 years later	15,855	20,692	24,748	25,655	24,070
7 years later	17,310	22,555	26,022	27,073
8 years later	18,293	23,543	27,323
9 years later	18,985	24,467
10 years later	19,665
Net deficiency (redundancy) above	$5,133	$7,059	$6,077	$3,425	$1,256	$(766)	$(1,748)	$(2,490)	$(1,352)	$(905)
Deferred charge changes and reserve discounts	1,521	1,991	2,003	2,273	1,673	1,443	1,306	855	630	274

Deficiency (redundancy) before deferred charges and reserve discounts	$3,612	$5,068	$4,074	$1,152	$(417)	$(2,209)	$(3,054)	$(3,345)	$(1,982)	$(1,179)

*	The amounts of re-estimated liabilities in the table above related to these operations are based on the applicable foreign currency exchange rates as of the end of the re-estimation period. The cumulative foreign exchange effect represents the cumulative effect of changes in foreign exchange rates from the original balance sheet date to the end of the re-estimation period.

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

The amount of float has grown from approximately $46 billion at the end of 2004 to approximately $62 billion at the end of 2009, through internal growth as well as through business acquisitions. BHRG and General Re accounted for approximately 75% of total float as of December 31, 2009. Equally important as the amount of the float is its cost, represented by Berkshire’s periodic net underwriting gain or loss. The increases in the amount of float plus the substantial amounts of shareholder capital devoted to insurance and reinsurance activities have generated meaningful increases in the levels of investments and investment income over the past five years.

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

Utilities and Energy Businesses

Berkshire currently owns an 89.5% voting common stock interest in MidAmerican Energy Holdings Company (“MidAmerican”), an international energy company. Following the repeal of the Public Utility Holding Company Act of 1935 and approval by the appropriate federal and state regulatory authorities, on February 9, 2006, Berkshire converted its non-voting convertible preferred stock investment in MidAmerican to voting common stock. Prior to the conversion, Berkshire owned a 9.7% voting interest and an 83.4% (80.5% diluted) economic interest in MidAmerican.

MidAmerican’s businesses are managed as separate operating units. MidAmerican’s domestic regulated energy interests are comprised of two regulated utility companies serving more than 3 million retail customers and two interstate natural gas pipeline companies with approximately 17,000 miles of pipeline and a design capacity of more than 7.0 billion cubic feet of natural gas per day. Its United Kingdom electricity distribution subsidiaries serve about 3.8 million electricity end-users. In addition, MidAmerican’s interests include a diversified portfolio of domestic independent power projects, a hydroelectric facility in the Philippines and the second-largest residential real estate brokerage firm in the United States.

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

As a vertically integrated electric utility, PacifiCorp owns approximately 10,500 net megawatts (“MW”) of generation capacity. There are seasonal variations in PacifiCorp’s business. Peak customer demand is typically highest in the summer across PacifiCorp’s service territory when air conditioning and irrigation systems are heavily used. The service territory also has a winter peak, which is primarily due to heating requirements in the western portion of PacifiCorp’s service territory.

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

As a vertically integrated electric and gas utility, MEC owns approximately 6,400 net MW of generation capacity. There are seasonal variations in MEC’s business that are principally related to the use of electricity for air conditioning and natural gas for heating. Typically, 35-40% of MEC’s regulated electric revenues are reported in the summer months, while 45-55% of MEC’s regulated natural gas revenues are reported in the winter months.

Northern Natural Gas Company (“Northern Natural”) is based in Omaha, Nebraska and owns one of the largest interstate natural gas pipeline systems in the United States reaching from southern Texas to Michigan’s Upper Peninsula. Northern Natural’s system consists of 15,000 miles of natural gas pipelines. Northern Natural has access to supplies from every major mid-continent basin, as well as the Rocky Mountain, Williston and Canadian basins and provides transportation services to utilities and numerous other customers. Northern Natural also operates three underground natural gas storage facilities and two liquefied natural gas storage peaking units. Northern Natural’s system experiences significant seasonal swings in demand, with the highest demand and revenue typically occurring during the months of November through March.

Kern River Gas Transmission Company (“Kern River”) is based in Salt Lake City, Utah and owns an interstate natural gas pipeline system that extends from the supply areas in the Rocky Mountains to consuming markets in Utah, Nevada and California. Kern River transports natural gas for major oil and natural gas companies or affiliates of such companies, electric generating companies, energy marketing and trading companies, financial institutions and natural gas distribution utilities. Kern River’s system consists of 1,700 miles of natural gas pipelines and its scheduled throughput regularly exceeds its design capacity.

MidAmerican, through Northern Electric Distribution Limited (“Northern Electric”) and Yorkshire Electricity Distribution plc (“Yorkshire Electricity”), owns a substantial United Kingdom electricity distribution network that delivers electricity to end-users in northeast England in an area covering approximately 10,000 square miles. The distribution companies primarily charge supply companies regulated tariffs for the use of electrical infrastructure.

Regulatory Matters

PacifiCorp and MEC are subject to comprehensive regulation by federal agencies, state utility commissions and other state and local regulatory agencies. The Federal Energy Regulatory Commission (“FERC”), an independent agency with broad authority to implement provisions of the Federal Power Act and the Energy Policy Act and to assess civil penalties, regulates rates for interstate sales of electricity in wholesale markets; transmission of electric power, including pricing and expansion of transmission systems; electric system reliability; utility holding companies; accounting; securities issuances; and other matters, including construction and operation of hydroelectric projects. Through MEC’s ownership of the Quad Cities Station, MEC is subject to regulation by the Nuclear Regulatory Commission pursuant to the Atomic Energy Act of 1954, as amended.

Both PacifiCorp and MEC have a right to serve retail customers within their service territories and, in turn, the obligation to provide service to those customers. Historically, state utility commissions have established rates on a cost-of-service basis, which are designed to allow a utility an opportunity to recover its costs of providing services and to earn a reasonable return on its investment. The rates of PacifiCorp and MEC are generally based on the cost of providing traditional bundled services, including generation, transmission and distribution services.

Northern Natural and Kern River are subject to regulation by various federal and state agencies. As owners of interstate natural gas pipelines and gas storage facilities, their rates, services and operations are subject to regulation by the FERC. The FERC administers, most significantly, the Natural Gas Act and the Natural Gas Policy Act of 1978 giving it jurisdiction over the construction and operation of United States pipelines and related facilities used in the transportation, storage and sale of natural gas in interstate commerce, including the extension, expansion or abandonment of such facilities. The FERC also has jurisdiction over the rates, charges, terms and conditions of service for the transportation and storage of natural gas in interstate commerce. Interstate pipeline companies are also subject to regulation by the United States Department of Transportation pursuant to the Natural Gas Pipeline Safety Act of 1968, as amended, which establishes safety requirements in the design, construction, operation and maintenance of interstate natural gas transportation facilities, and the Federal Pipeline Safety Improvement Act of 2002, which implemented additional safety and pipeline integrity regulations for high consequence areas.

Northern Electric and Yorkshire Electricity charge fees for use of their distribution systems that are controlled by a formula prescribed by the British electricity regulatory body, the Office of Gas and Electricity Markets. The distribution price control formula is generally reviewed and reset at five-year intervals and the most recent review will result in a new formula taking effect April 1, 2010.

Environmental Matters

MidAmerican and its energy businesses are subject to federal, state, local and foreign laws and regulations regarding air and water quality, renewable portfolio standards, climate change, hazardous and solid waste disposal, protected species and other environmental matters that impact MidAmerican’s current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations, such as the Federal Clean Air Act, authorize the imposition of substantial penalties for noncompliance including fines, injunctive relief and other sanctions.

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

As a result of increased attention to global climate change, there are significant environmental measures being proposed at the federal, regional and state levels to regulate emissions of greenhouse gases and increase the deployment of clean energy technologies. Congress and federal policy makers are debating climate change legislation, such as the American Clean Energy and Security Act of 2009, which includes a market-based greenhouse gas cap-and-trade program that would reduce emissions 83% below 2005 levels by 2050, and a variety of national climate change policies. President Obama has expressed support of Congress’ effort to adopt comprehensive climate change legislation. In addition, governmental and nongovernmental organizations and others have become more active in pursuing litigation under existing laws. The Environmental Protection Agency has determined that greenhouse gas emissions in the atmosphere threaten the public health and welfare of current and future generations and is pursuing regulation of greenhouse gas emissions under the Federal Clean Air Act. While debate continues at the national level over the direction of domestic climate policy, several states have developed or are developing state-specific laws or regional legislative initiatives to reduce greenhouse gas emissions.

MidAmerican continues to take actions to mitigate greenhouse gas emissions. For example, MidAmerican has 2,205 megawatts of wind generation capacity and has added 1,611 megawatts in the last three years. The impact of any pending judicial proceedings and any pending or enacted federal and state climate change legislation and regulation cannot be quantified in any meaningful range at this time; however, adoption of stringent limits on greenhouse gas emissions could significantly adversely impact MidAmerican’s current and future fossil-fueled generating facilities, amounts charged to customers and therefore, its financial results.

Non-Energy Businesses

MidAmerican also owns HomeServices of America, Inc. (“HomeServices”), the second largest full-service residential real estate brokerage firm in the United States. HomeServices also offers integrated real estate services, including mortgage origination, title and closing services, property and casualty insurance, home warranties and other home-related services. It operates under 21 residential real estate brand names with approximately 16,000 agents and approximately 300 broker offices in 20 states. HomeServices’ principal sources of revenue are dependent on residential real estate sales, which are generally higher in the second and third quarters of each year. This business is highly competitive and subject to the general real estate market conditions, which have deteriorated considerably in recent years.

Railroad Business

On February 12, 2010, Berkshire completed its acquisition of Burlington Northern Santa Fe Corporation (“BNSF”). BNSF operates one of the largest railroad systems in North America with approximately 32,000 route miles of track, excluding multiple main tracks, yard tracks and sidings, approximately 23,000 miles of which are owned route miles, including easements, in 28 states and two Canadian provinces. Approximately 9,000 route miles of BNSF’s system consist of trackage rights that permit BNSF to operate its trains with its crews over other railroads’ tracks. BNSF has approximately 35,000 employees.

In serving the Midwest, Pacific Northwest and the Western, Southwestern and Southeastern regions and ports of the country, BNSF transports a range of products and commodities derived from manufacturing, agricultural and natural resource industries. Over half of the freight revenues of BNSF are covered by contractual agreements of varying durations, while the balance is subject to common carrier, published prices or quotations offered by BNSF. BNSF’s financial performance is influenced by, among other things, general and industry economic conditions at the international, national and regional levels. BNSF’s primary routes, including trackage rights, allow it to access major cities and ports in the western and southern United States as well as Canadian and Mexican traffic. In addition to major cities and ports, BNSF efficiently serves many smaller markets by working closely with approximately 200 shortline partners. BNSF has also entered into marketing agreements with CSX Transportation, Canadian National Railway Company and Kansas City Southern Railway Company, expanding the marketing reach for each railroad and their customers. In 2009, 32% of freight revenues were derived from consumer products, 21% from industrial products, 26% from coal and 21% from agricultural products.

Regulatory Matters

BNSF is subject to the regulatory jurisdiction of the Surface Transportation Board (STB) of the United States Department of Transportation (DOT), the Federal Railroad Administration of the DOT, the Occupational Safety and Health Administration (OSHA), as well as other federal and state regulatory agencies and Canadian regulatory agencies for operations in Canada. The STB has jurisdiction over disputes and complaints involving certain rates, routes and services, the sale or abandonment of rail lines, applications for line extensions and construction and consolidation or merger with, or acquisition of control of, rail common carriers. The outcome of STB proceedings can affect the profitability of BNSF’s business.

The DOT and OSHA have jurisdiction under several federal statutes over a number of safety and health aspects of rail operations, including the transportation of hazardous materials. State agencies regulate some aspects of rail operations with respect to health and safety in areas not otherwise preempted by federal law.

Environmental Matters

BNSF’s rail operations are also subject to extensive federal, state and local environmental regulation covering discharges to water, air emissions, toxic substances and the generation, handling, storage, transportation and disposal of waste and hazardous materials. This regulation has the effect of increasing the cost and liabilities associated with rail operations. Environmental risks are also inherent in rail operations, which frequently involve transporting chemicals and other hazardous materials.

Many of BNSF’s land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, BNSF is now subject to, and will from time to time continue to be subject to, environmental cleanup and enforcement actions. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), also known as the Superfund law, generally imposes joint and several liability for the cleanup and enforcement costs on current and former owners and operators of a site, without regard to fault or the legality of the original conduct. Accordingly, BNSF may be responsible under CERCLA and other federal and state statutes for all or part of the costs to clean up sites at which certain substances may have been released by BNSF, its current lessees, former owners or lessees of properties, or other third parties. BNSF may also be subject to claims by third parties for investigation, cleanup, restoration or other environmental costs under environmental statutes or common law with respect to properties they own that have been impacted by BNSF operations.

Railroad Retirement

Railroad industry personnel are covered by the Railroad Retirement System (“RRS”) instead of Social Security. BNSF contributions under the RRS have been higher than those in industries covered by Social Security. The RRS, funded primarily by payroll taxes on covered employers and employees, includes a benefit roughly equivalent to Social Security (Tier I), an additional benefit similar to that allowed in some private defined-benefit plans (Tier II) and other benefits. For 2009, the RRS required up to a 19.75 percent contribution by railroad employers on eligible wages, while the Social Security and Medicare Acts only required a 7.65 percent contribution on similar wage bases.

Competition

The business environment in which BNSF operates is highly competitive. Depending on the specific market, deregulated motor carriers and other railroads, as well as river barges, ships and pipelines in certain markets, may exert pressure on price and service levels. The presence of advanced, high service truck lines with expedited delivery, subsidized infrastructure and minimal empty mileage continues to affect the market for non-bulk, time-sensitive freight. The potential expansion of longer combination vehicles could further encroach upon markets traditionally served by railroads. In order to remain competitive, BNSF and other railroads continue to develop and implement operating efficiencies to improve productivity.

As railroads streamline, rationalize and otherwise enhance their franchises, competition among rail carriers intensifies. BNSF’s primary rail competitor in the Western region of the United States is the Union Pacific Railroad Company. Other Class I railroads and numerous regional railroads and motor carriers also operate in parts of the same territories served by BNSF. Based on weekly reporting by the Association of American Railroads, BNSF’s share of the western United States rail traffic in 2009 was approximately 49 percent.

Manufacturing, Service and Retailing Businesses

Berkshire’s numerous and diverse manufacturing, service and retailing businesses are described below.

Marmon—In 2008, Berkshire acquired approximately 64% of Marmon Holdings, Inc. (“Marmon”), a private company owned by trusts for the benefit of members of the Pritzker Family of Chicago for $4.8 billion. Under the terms of the purchase agreement, Berkshire will acquire the remaining equity interests in Marmon between 2011 and 2014 for consideration to be based on the future earnings of Marmon.

Marmon consists of approximately 130 manufacturing and service businesses that operate independently within eleven diverse business sectors. These sectors are Building Wire, providing copper electrical building wire for residential, commercial and industrial construction; Construction Services, providing the leasing and operation of mobile cranes primarily to the energy, mining and petrochemical markets; Distribution Services, supplying specialty metal pipe and tubing, bar and sheet products to markets including construction, industrial, aerospace and many others; Engineered Wire & Cable, providing electrical and electronic wire and cable for energy related markets and other industries; Flow Products, producing copper, aluminum and brass products and materials for the plumbing, heating, air conditioning, refrigeration, construction, automotive and industrial markets; Food Service Equipment, supplying commercial food preparation equipment for restaurants and shopping carts for retail stores; Highway Technologies, primarily serving the heavy-duty highway transportation industry with trailers, fifth wheel coupling devices and undercarriage products such as brake parts and suspension systems, and also serving the light vehicle and heavy-duty aftermarkets with clutches and related products; Industrial Products, consisting of metal fasteners for the building, furniture, cabinetry, industrial and other markets, safety products such as gloves for industrial markets, portable lighting equipment for mining and safety markets, and overhead electrification equipment for mass transit systems, and custom-machined brass, aluminum and copper forgings for the construction, valve and other industries; Retail Store Fixtures, providing shelving and other merchandising displays and related services for retail stores worldwide; Transportation Services & Engineered Products, including manufacturing, leasing and maintenance of railroad tank cars, leasing of intermodal tank containers, in-plant rail services, manufacturing of bi-modal railcar movers, wheel, axle and gear sets for light rail transit and gear products for locomotives, manufacturing of steel tank heads, and services, equipment and technology for processing and distributing sulfur; and Water Treatment equipment including residential water softening, purification and refrigeration filtration systems, treatment systems for industrial markets including power generation, oil and gas, chemical, and pulp and paper, gear drives for irrigation systems and cooling towers, and air-cooled heat exchangers.

Marmon operates more than 250 manufacturing, distribution and service facilities that are primarily located in North America, Europe and China, and employs approximately 15,500 people worldwide.

McLane Company—McLane Company, Inc. (“McLane”) provides wholesale distribution and logistics services in all 50 states and internationally in Brazil to customers that include discount retailers, convenience stores, quick service restaurants, drug stores and movie theatre complexes. Prior to Berkshire’s acquisition in 2003, McLane was an integral part of the Wal-Mart Stores, Inc. (“Wal-Mart”) distribution network. McLane continues to provide wholesale distribution services to Wal-Mart, which accounts for approximately one-third of McLane’s revenues. McLane’s business model is based on a high volume of sales, rapid inventory turnover and tight expense control. Operations are divided into two business units: grocery distribution and foodservice distribution.

McLane’s grocery distribution unit, based in Temple, Texas, enjoys the dominant market share within the convenience store industry and serves most of the national convenience store chains and major oil company retail outlets. Grocery operations provide products to more than 36,000 retail locations nationwide, including Wal-Mart. McLane’s grocery distribution unit operates 22 facilities in 18 states.

McLane’s foodservice distribution unit, based in Carrollton, Texas, focuses on serving the quick service restaurant industry with high quality, timely-delivered products. Operations are conducted through 18 facilities in 16 states. The foodservice distribution unit services more than 18,000 chain restaurants nationwide.

Shaw Industries—Shaw Industries Group, Inc. (“Shaw”), headquartered in Dalton, Georgia, is the world’s largest carpet manufacturer based on both revenue and volume of production. Shaw designs and manufactures over 3,000 styles of tufted and woven carpet, rugs, laminate and wood flooring for residential and commercial use under about 30 brand and trade names and under certain private labels. Shaw also provides installation services and sells ceramic tile. Shaw’s manufacturing operations are fully integrated from the processing of raw materials used to make fiber through the finishing of carpet. Shaw’s carpet, rugs and hard surface products are sold in a broad range of prices, patterns, colors and textures. Shaw acquired Sportexe in 2009 which will provide an entry into the sports turf market.

Shaw products are sold wholesale to over 40,000 retailers, distributors and commercial users throughout the United States, Canada and Mexico and are also exported to various overseas markets. Shaw’s wholesale products are marketed domestically by over 2,000 salaried and commissioned sales personnel directly to retailers and distributors and to large national accounts. Shaw’s 12 carpet full-service distribution facilities, three hard surface and four rug full-service distribution facilities and 30 redistribution centers, along with centralized management information systems, enable it to provide prompt efficient delivery of its products to both its retail customers and wholesale distributors.

Substantially all carpet manufactured by Shaw is tufted carpet made from nylon, polypropylene and polyester. In the tufting process, yarn is inserted by multiple needles into a synthetic backing, forming loops which may be cut or left uncut, depending on the desired texture or construction. During 2009 Shaw processed approximately 97% of its requirements for carpet yarn in its own yarn processing facilities. The availability of raw materials continues to be good although costs have been adversely impacted by the high petro-chemical and natural gas prices. The raw material increases are periodically passed along to customers.

The floor covering industry is highly competitive with more than 100 companies engaged in the manufacture and sale of carpet in the United States and numerous manufacturers engaged in hard surface floor covering production and sales. According to industry estimates, carpet accounts for approximately 63% of the total United States consumption of all flooring types. The principal competitive measures within the floor covering industry are quality, style, price and service.

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

Berkshire acquired FOL in 2002, Russell in August 2006 and VFB in April 2007. As a combined business, headquartered in Bowling Green, Kentucky, FOL, Russell and VFB (“FOL Inc.”) is primarily a vertically integrated manufacturer and distributor of basic apparel, underwear and athletic apparel and products. FOL Inc. maintains the number one market share brand of men’s and boy’s underwear in the mass merchandise channel. Following the acquisitions of Russell and VFB, and in response to the economic downturn, substantial restructuring actions have been completed to take advantage of cross-company synergies and reduce FOL, Inc.’s global cost structure. Total employee count has been reduced from about 46,000 at April 2007 to about 31,000 at the end of 2009, a 33% reduction in workforce. Products, under the Fruit of the Loom® and JERZEES® labels, are primarily sold in the mass merchandise and wholesale markets. With the addition of VFB, FOL Inc. has expanded its women’s intimate apparel line that is sold under the Vanity Fair®, Vassarette®, Bestform®, Lily of France®, and Curvation® brands. FOL Inc. also markets and sells athletic uniforms, apparel, sports equipment and balls to team dealers; college licensed tee shirts and fleecewear to college bookstores and mid-tier merchants; and athletic apparel, sports equipment and balls to sporting goods retailers under the Russell Athletic® and Spalding® brands. FOL Inc. markets and sells running footwear and apparel to specialty retailers under the Brooks® brand. Other brands include American Athletic®, BVD®, Cross Creek®, Mossy Oak®, Moving Comfort®, Bike®, Dudley®, Discus®, Sherrin®, Gemma®, Lou®, Intima®, and Variance®. In 2009, approximately one-third of FOL Inc.’s sales were to Wal-Mart.

FOL Inc. generally performs its own spinning, knitting, cloth finishing, cutting, sewing and packaging. For the North American market which comprised more than 80% of FOL Inc.’s net sales in 2009, the majority of its capital-intensive spinning operations are located in highly automated facilities in the United States with cloth manufacturing performed both in the U.S. and offshore. Labor-intensive sewing and finishing operations are located in lower labor cost facilities in Central America and the Caribbean. For the European market, products are either outsourced to third-party contractors in Europe or Asia or sewn in Morocco from textiles internally produced in Morocco. A new textile facility in Morocco started production in 2008. FOL Inc.’s bras, athletic equipment, footwear, sporting goods and other athletic apparel lines are generally sourced from third-party contractors located primarily in Asia.

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

Garan designs, manufactures and sells apparel primarily for children. Products are sold under its own trademark Garanimals® and private labels of its customers. Garan’s production facilities are primarily located in Central America. Substantially all of Garan’s products are sold through its distribution centers in the U.S. to major national chain stores, department stores and specialty stores. In 2009, over 90% of Garan’s sales were to Wal-Mart. Fechheimer Brothers manufactures, distributes and sells uniforms, principally for the public service and safety markets, including police, fire, postal and military markets. Fechheimer Brothers is based in Cincinnati, Ohio.

Justin Brands and H.H. Brown Shoe Group manufacture and distribute work, rugged outdoor and casual shoes and western-style footwear under a number of brand names, including Justin, Tony Lama®, Nocona®, Chippewas®, Born®, Sofft®, Carolina®, Double HH Boots®, Corcoran® and Metterhorn®. A significant volume of the shoes sold by Berkshire’s shoe businesses are manufactured or purchased from sources outside the United States. Products are principally sold in the United States through a variety of channels including department stores, footwear chains, specialty stores, catalogs and the Internet, as well as through company-owned retail stores.

Building Products Manufacturing—Acme Building Brands (“Acme”) headquartered in Fort Worth, Texas, manufactures and distributes clay bricks (Acme Brick®), concrete block (Featherlite) and cut limestone (Texas Quarries). In addition, Acme distributes a number of other building products of other manufacturers, including glass block, floor and wall tile and other masonry products. Acme also sells ceramic floor and wall tile, as well as marble, granite and other stones through its subsidiary, American Tile. Products are sold primarily in the Southwest United States through company-operated sales offices. Acme distributes products primarily to homebuilders and masonry and general contractors.

Acme operates 24 clay brick manufacturing facilities located in seven states, seven concrete block facilities in Texas and two stone quarry fabrication facilities located in Texas and Minnesota. In addition, Acme operates a glass block fabrication facility, a concrete bagging facility and a stone burnishing facility all located in Texas. The demand for Acme’s products is seasonal, with higher sales in the warmer weather months and is subject to the level of construction activity which can be cyclical. Acme also owns and leases properties and mineral rights that supply raw materials used in many of its manufactured products. Acme’s raw materials supply is believed to be adequate into the foreseeable future.

Benjamin Moore & Co. (“Benjamin Moore”), headquartered in Montvale, New Jersey, is a leading formulator, manufacturer and retailer of a broad range of architectural coatings, available principally in the United States and Canada. Products include water-thinnable and solvent-thinnable general purpose coatings (paints, stains and clear finishes) for use by the general public, contractors and industrial and commercial users. Products are marketed under various registered brand names, including Regal®, Superspec®, Moorcraft Superhide®, Moorgard®, Aura®, Nattura®, Coronado Paint®, Insl-x® and Lenmar®.

Benjamin Moore relies primarily on an independent dealer network for the distribution of its products. The network consists of over 4,400 retailers with over 5,900 storefronts in the United States and Canada. Benjamin Moore also owns and manages several multiple-outlet stores and stand-alone stores in various parts of the United States and Canada serving primarily contractors and general consumers. Included in the 5,900 storefronts at December 31, 2009 were 104 Benjamin Moore majority-owned stores. The independent retailer channel offers a broad array of products including Benjamin Moore® and Insl-x® brands and other competitor coatings, wallcoverings, window treatments and sundries. Benjamin Moore also has three color stations located in regional malls that serve as brand marketing tools.

Johns Manville (“JM”) is a leading manufacturer and marketer of premium-quality products for building insulation, mechanical insulation, commercial roofing and roof insulation, as well as fibers and nonwovens for commercial, industrial and residential applications. JM serves markets that include aerospace, automotive and transportation, air handling, appliance, HVAC, pipe and equipment filtration, waterproofing, building, flooring, interiors and wind energy. Fiber glass is the basic material in a majority of JM’s products, although JM also manufactures a significant portion of its products with other materials to satisfy the broader needs of its customers. JM regards its patents and licenses as valuable, however it does not consider any of its businesses to be materially dependent on any single patent or license. JM is headquartered in Denver, Colorado, and operates 41 manufacturing facilities in North America, Europe and China and conducts research and development at several other facilities.

JM sells its products through a wide variety of channels including contractors, distributors, retailers, manufacturers and fabricators. JM holds leadership positions in all of the key markets that it serves and typically competes with a few large global and national competitors and several smaller, regional competitors. JM’s products compete primarily on the basis of value, product differentiation and customization and breadth of product line. JM is seeing a trend in customer purchasing decisions being determined based on the sustainable and energy efficient attributes of its products, services and operations.

MiTek is headquartered in Chesterfield, Missouri and is a leading provider of engineered connector products, engineering software and services and computer-driven manufacturing machinery to the truss fabrication segment of the building components industry. Primary customers are truss fabricators who manufacture pre-fabricated roof and floor trusses and wall panels for the residential building market as well as the light commercial and institutional construction industry. MiTek also participates in the light gauge steel framing market under the Ultra-Span® name, manufactures assembly line machinery used by the lead acid battery industry, manufactures and markets a line of masonry connector products and manufactures and markets air handling systems used in commercial building. MiTek operates on five continents with sales into approximately 80 countries. MiTek has 28 manufacturing facilities located in ten countries and 60 sales/engineering offices located in 15 countries.

Demand for products of Berkshire’s building products businesses is affected to varying degrees by commercial construction and industrial activity in the U.S. and Europe and the level of U.S. housing construction. For several years, U.S. housing construction was strong, resulting in strong demand for building products and high manufacturing capacity utilization. Since the second half of 2006, housing construction activity has declined resulting in lower demand for certain building products and decreased manufacturing capacity utilization. Construction activity was depressed in 2008 and 2009. There have also been declines in European commercial construction and industrial activity.

The building products businesses are subject to a variety of federal, state and local environmental laws and regulations. These laws and regulations regulate the discharge of materials into the air, land and water and govern the use and disposal of hazardous substances.

Other Manufacturing Businesses

Berkshire acquired an 80% interest in ISCAR Metalworking Companies (“IMC”) in 2006. IMC, based in Tefen, Israel, is one of the world’s three largest multinational manufacturers of consumable precision carbide metal cutting tools for applications in a broad range of industrial end markets under the brand names ISCAR®, TaeguTec®, Ingersoll®, Tungaloy®, Unitac®, UOP It.te.di® and Outiltec®. IMC’s manufacturing facilities are located in Israel, United States, Germany, Italy, France, Switzerland, South Korea, China, India, Japan and Brazil.

IMC has five primary product lines: milling tools, gripping tools, turning/thread tools, drilling tools and tooling. The main products are split within each product line between consumable cemented tungsten carbide inserts and steel tool holders. Inserts comprise the vast majority of sales and earnings. Metal cutting inserts are used by industrial manufactures to cut metals and are consumed during their use in cutting applications. IMC manufactures hundreds of types of highly engineered inserts within each product line that are tailored to maximize productivity and meet the technical requirements of customers.

IMC’s global sales and marketing network has representatives in virtually every major manufacturing center around the world staffed with highly skilled engineers and technical personnel. IMC’s customer base is very diverse, with its primary customers being large, multinational businesses in the automotive, aerospace, engineering and machinery industries. IMC operates a regional central warehouse system with locations in Israel, United States, Belgium and Brazil. Additional small quantities of products are maintained at local IMC offices in order to provide on-time customer support and inventory management.

IMC competes in the metal cutting tools segment of the global metalworking tools market. The segment includes hundreds of participants who range from small, private manufactures of specialized products for niche applications and markets to larger, global multinationals with a wide assortment of products and extensive distribution networks.

In 2005, Berkshire acquired Forest River, Inc. (“Forest River”), a manufacturer of recreational vehicles, utility, cargo and office trailers, busses and pontoon boats, headquartered in Elkhart, Indiana. Its products are sold in the United States and Canada through an independent dealer network. Forest River has manufacturing facilities in six states. In December 2008, Forest River acquired the recreational vehicle assets of Coachmen Industries, Inc.

The Scott Fetzer companies are a diversified group of 20 businesses that manufacture and distribute a wide variety of products for residential, industrial and institutional use. The two most significant of these businesses are Kirby home cleaning systems and Campbell Hausfeld products. Albecca Inc. (“Albecca”), headquartered in Norcross, Georgia, does business primarily under the Larson-Juhl® name. Albecca designs, manufactures and distributes a complete line of high quality, branded custom framing products, including wood and metal moulding, matboard, foamboard, glass, equipment and other framing supplies in the U.S., Canada and 15 countries outside of North America. CTB International Corp., headquartered in Milford, Indiana, is a leading designer, manufacturer and marketer of systems used in the grain industry and in the production of poultry, hogs and eggs.

Service Businesses

FlightSafety International Inc. (“FSI”), headquartered at LaGuardia Airport in Flushing, New York, is engaged primarily in the business of providing high technology training to operators of aircraft. FSI’s training activities include: advanced pilot training in the operation of aircraft and air traffic control procedures; aircrew training for military and other government personnel; aircraft maintenance technician training; and ab-initio (primary) pilot training to qualify individuals for private and commercial pilots’ licenses. FSI also develops classroom instructional systems and materials for use in its training business and for sale to others.

A significant part of FSI’s training programs derives from the use of simulators, which incorporate computer-based technology to replicate the operation of specific aircraft. Simulators reproduce, with a high degree of accuracy, certain sights, movements and aircraft control responses experienced by the operator of the aircraft. FSI utilizes 491 training devices, including 297 civil aviation simulators. FSI’s training businesses are conducted primarily in the United States, with facilities located in 18 states. FSI also operates training facilities in Canada, France, Japan and the United Kingdom. FSI also designs and manufactures full motion flight simulators, visual displays and other training equipment for use in its training business and for sale to others. Manufacturing facilities are located in Oklahoma, Missouri and Texas.

NetJets Inc. (“NJ”) is the world’s leading provider of fractional ownership programs for general aviation aircraft. NJ’s executive offices and U.S. operations are located in Columbus, Ohio, with most of its logistical and flight operations based at Port Columbus International Airport. NJ’s European operations are based in Lisbon, Portugal. The fractional aircraft ownership concept permits customers to acquire a specific percentage of a certain aircraft type and allows them to utilize the aircraft for a specified number of flight hours per annum. In addition, NJ provides management, ground support and flight operation services. NJ is subject to the rules and regulations of the Federal Aviation Administration, which address aircraft registration, maintenance requirements, pilot qualifications and airport operations, including flight planning and scheduling as well as security issues. NJ also maintains an “exclusive alliance” with an independent company, Marquis Jet Partners, Inc. (“Marquis”). Under this alliance, Marquis leases and purchases fractional interests and management services from NJ and resells them to its customers in the form of a prepaid Marquis Jet Card, which entitles the customer to 25 hours of flight time. This element of NJ’s business currently approximates 12% of NJ revenues.

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

In March 2007, Berkshire acquired TTI, Inc. (“TTI”), an electronic component distributor headquartered in Fort Worth, Texas. TTI is a global specialty distributor of passive, interconnect and discrete components, which are readily adaptable to a wide variety of end-users over a broad range of industries. TTI’s customer base includes original equipment manufacturers, electronic manufacturing services, contract manufacturers, military, industrial users and commercial customers. TTI’s business model is organized between its core business of supporting high volume production business and its catalog division which supports lower volume purchases with a broader customer base and higher margins. TTI operates distribution centers in North America, Europe and Asia. TTI operates from more than 80 locations throughout North America, Europe and Asia.

Business Wire provides electronic dissemination of full-text news releases daily to the media, the Internet, online services and databases and the global investment community in 150 countries and 45 languages. Roughly 90% of the company’s revenue comes from the core business of news distribution. The Pampered Chef, LTD (“TPC”) is the premier direct seller of high quality kitchen tools in the United States. Products are researched, designed and tested by TPC and manufactured by third-party suppliers. The Buffalo News publishes three editions on Saturday and Sunday and five editions each weekday from its headquarters in Buffalo, New York. International Dairy Queen services a system of about 5,800 stores operating under the names Dairy Queen®, Orange Julius® and Karmelkorn® that offer various dairy desserts, beverages, prepared foods, blended fruit drinks, popcorn and other snack foods.

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

NFM operates its business from two very large retail complexes with almost one million square feet of retail space and sizable warehouse and administrative facilities in Omaha, Nebraska and Kansas City, Kansas. NFM is the largest furniture retailer in each of its markets. NFM also owns Homemakers Furniture located in Des Moines, Iowa, which has approximately 215,000 square feet of retail space.

R.C. Willey, based in Salt Lake City, Utah, is the dominant home furnishings retailer in the Intermountain West region of the United States. R.C. Willey operates 11 retail stores, two retail clearance facilities and three distribution centers. These facilities include approximately 1.5 million square feet of retail space with eight stores located in Utah, one store in Idaho, three stores in Nevada and one store in California. In 2006, R.C. Willey opened a store in Rocklin, California to serve the Sacramento, California market and a distribution center in Roseville, California to serve the northern California and Reno, Nevada markets.

Star’s retail facilities include about 750,000 square feet of retail space in 12 locations. Star’s retail facilities are located in Texas with nine in Houston. Star maintains a dominant position in each of its markets. Jordan’s operates a furniture retail business from four locations with approximately 520,000 square feet of retail space in Massachusetts and New Hampshire. Jordan’s is believed to be the largest furniture retailer, as measured by sales, in the Massachusetts and New Hampshire areas. Jordan’s is well known in its markets for its unique store arrangements and advertising campaigns.

Borsheim Jewelry Company, Inc. (“Borsheims”) operates from a single store located in Omaha, Nebraska. Borsheims is a high volume retailer of fine jewelry, watches, crystal, china, stemware, flatware, gifts and collectibles. Helzberg’s Diamond Shops, Inc. (“Helzberg”), based in North Kansas City, Missouri, operates a chain of about 234 retail jewelry stores in 37 states. Most of Helzberg’s stores are located in malls, lifestyle centers or power strip centers, and all stores operate under the name Helzberg Diamonds®. The Ben Bridge Corporation (“Ben Bridge Jeweler”), based in Seattle, Washington, operates a chain of 75 upscale retail jewelry stores in 12 states, primarily in the Western United States. Principal products include finished jewelry and timepieces. Ben Bridge Jeweler stores are located primarily in major shopping malls. Berkshire’s retail jewelry operations are subject to seasonality with approximately 40% of annual revenues being earned in the fourth quarter.

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

Finance and Financial Products

Clayton Homes, Inc. (“Clayton”), headquartered near Knoxville, Tennessee, is a vertically integrated manufactured housing company. At December 31, 2009, Clayton operated 36 manufacturing plants in 12 states. Clayton’s homes are marketed in 48 states through a network of 1,503 retailers, including 385 company-owned home centers. Financing is offered to purchasers of Clayton’s manufactured homes as well as those purchasing homes from selected independent retailers, through its finance subsidiaries. Clayton is also currently developing 24 housing subdivisions in eight states.

Clayton competes at the manufacturing, retail and finance levels on the basis of price, service, delivery capabilities and product performance and considers the ability to make financing available to retail purchasers a major factor affecting the market acceptance of its product. Retail sales are facilitated by Clayton’s offering of various finance and insurance programs. Finance programs include home note and mortgage originations supporting company-owned home centers and select independent retailers. Proprietary loan underwriting guidelines have been developed and include gross income, debt to income limits and credit score requirements, which are considered in evaluating loan applicants. Approximately 50% of the originations are home-only loans and the remaining 50% have land as additional collateral. The average down payment is about 18%, which may be from cash or land equity. Each loan with land will have an independent appraisal in order to establish the value of the land. Originations are all fixed rate and fixed term, with an average term of about 280 months. Loans outstanding also include bulk purchases of contracts and mortgages from banks and other lenders. Clayton also provides inventory financing to certain independent retailers and services housing contracts and mortgages that were not purchased or originated. The bulk contract purchases and servicing arrangements may relate to the portfolios of other lenders or finance companies, governmental agencies, or other entities that purchase and hold housing contracts and mortgages. Clayton also acts as agent on physical damage insurance policies, home buyer protection plan policies and other programs.

XTRA Corporation (“XTRA”), headquartered in St. Louis, Missouri, is a leading transportation equipment lessor operating under the XTRA Lease brand name. XTRA manages a diverse fleet of approximately 97,000 units located at 71 facilities throughout the United States and four facilities in Canada. The fleet includes over-the-road and storage trailers, chassis, temperature controlled vans and flatbed trailers. XTRA is one of the two largest lessors (in terms of units available) of over-the-road trailers in North America. Transportation equipment customers lease equipment to cover cyclical, seasonal and geographic needs and as a substitute for purchasing. Therefore, as a provider of marginal capacity of transportation equipment, XTRA’s utilization rates (the number of units on lease to total units available) and operating results tend to be cyclical. In addition, transportation providers often use leasing to maximize their asset utilization and reduce capital expenditures. By maintaining a large fleet, XTRA is able to provide customers with a broad selection of equipment and quick response times.

BH Finance invests in fixed-income financial instruments pursuant to proprietary strategies with the objective of earning above average investment returns. BH Finance also enters into derivative contracts and assumes foreign currency, equity price and credit default risk. Management recognizes and accepts that losses may occur due to the nature of these activities as well as the markets in general. This business is conducted from Berkshire’s corporate headquarters. CORT Business Services Corporation is the leading national provider of rental relocation services including rental furniture, accessories and related services in the “rent-to-rent” segment of the furniture rental industry.

Berkshire employed approximately 222,000 persons at December 31, 2009, which excludes the 35,000 employees of BNSF which was acquired on February 12, 2010.

Additional information with respect to Berkshire’s businesses

The amounts of revenue, earnings before taxes and identifiable assets attributable to the aforementioned business segments are included in Note 22 to Berkshire’s Consolidated Financial Statements contained in Item 8, Financial Statements and Supplementary Data. Additional information regarding Registrant’s investments in fixed maturity and equity securities and other investments is included in Notes 4, 5 and 6 to Registrant’s Consolidated Financial Statements.

Berkshire maintains a website (http://www.berkshirehathaway.com) where its annual reports, certain corporate governance documents, press releases, interim shareholder reports and links to its subsidiaries’ websites can be found. Berkshire’s periodic reports filed with the SEC, which include Form 10-K, Form 10-Q, Form 8-K and amendments thereto, may be accessed by the public free of charge from the SEC and through Berkshire. Electronic copies of these reports can be accessed at the SEC’s website (http://www.sec.gov) and indirectly through Berkshire’s website (http://www.berkshirehathaway.com). Copies of these reports may also be obtained, free of charge, upon written request to: Berkshire Hathaway Inc., 3555 Farnam Street, Omaha, NE 68131, Attn: Corporate Secretary. The public may read or obtain copies of these reports from the SEC at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549 (1-800-SEC-0330).

Item 1A.	Risk Factors

Berkshire and its subsidiaries (referred to herein as “we,” “us,” “our” or similar expressions) are subject to certain risks and uncertainties in our business operations which are described below. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known or that are currently deemed immaterial may also impair our business operations.

Our tolerance for risk in our insurance businesses may result in significant underwriting losses.

We have been and will continue to be willing to assume more risk than any other insurer has knowingly assumed. We could incur a significant loss from a single event and do so willingly if properly paid for the risk assumed. We have also written some coverages for losses arising from acts of terrorism. In all cases, however, we attempt to avoid writing groups of policies from which losses might seriously aggregate. However, it is possible that despite our efforts, losses may aggregate in ways that were not anticipated. The tolerance for huge losses may result in such losses in future periods, which may result in lower reported earnings.

The degree of estimation error inherent in the process of estimating property and casualty insurance loss reserves may result in significant underwriting losses.

In the insurance business, premiums are charged today for promises to pay covered losses in the future. The principal cost associated with premium revenue is claims. However, it will take decades before all losses that have occurred as of the balance sheet date will be reported and settled. Although we believe that loss reserve balances are adequate to cover losses, we will not truly know whether the premiums charged for the coverages provided were sufficient until well after the balance sheet date. Except for certain product lines, our objective is to generate underwriting profits over the long-term. Estimating insurance claim costs is inherently imprecise. Reserve estimates are large ($59.4 billion at December 31, 2009) so increases to reserve estimates can result in materially lower periodic reported earnings.

Insurance subsidiaries’ investments are unusually concentrated and fair values are subject to loss in value.

Compared to other insurers, our insurance subsidiaries invest an unusually high percentage of their assets in common stocks and diversify their portfolios far less than is conventional. A significant decline in the general stock market or in the price of major investments may produce a large decrease in our consolidated shareholders’ equity and under certain circumstances may require the recognition of losses in the statement of earnings. Decreases in values of equity investments can have a material adverse effect on our consolidated book value per share.

Derivative contracts may require significant future cash settlement payments and result in significant losses.

We have assumed the risk of potentially significant losses under our credit default and equity index put option contracts. Although we received considerable premiums as compensation for accepting these risks, there is no assurance that the premiums we received will exceed our aggregate cash settlement payments. While the risks under the credit default contracts are limited to specified entities, amounts per entity and aggregate contract limits, the deterioration of the U.S. economy increased the number and amount of credit defaults and our payments to counterparties under many of our contracts during 2009. Although the frequency of losses and the fair value of our remaining exposures decreased over the last half of 2009, the risks of additional payments and losses in our earnings from credit defaults continues into the future. Our risks of losses under equity index put option contracts are based on declines in equity prices of stocks comprising certain major stock indexes worldwide. Although these contracts do not expire prior to 2018, we could be subject to significant future settlement payments at expiration if equity index prices are below the strike prices specified in the contracts.

The credit default and equity index put option contracts are recorded at fair value in our Consolidated Balance Sheet and the periodic changes in fair value are reported in earnings. The valuations of these contracts and the impact on our earnings can be particularly significant reflecting the volatility of credit and equity markets and material losses may be reported in future periodic earnings.

We are dependent on a few key people for our major investment and capital allocation decisions.

Major investment decisions and all major capital allocation decisions are made by Warren E. Buffett, Chairman of the Board of Directors and CEO, age 79, in consultation with Charles T. Munger, Vice Chairman of the Board of Directors, age 86. If for any reason the services of our key personnel, particularly Mr. Buffett, were to become unavailable, there could be a material adverse effect on our operations. However, Berkshire’s Board of Directors has identified three current Berkshire subsidiary managers who are capable of being CEO. Berkshire’s Board has agreed on a replacement for Mr. Buffett should a replacement be needed currently. The Board continually monitors this risk and could alter its current view regarding a replacement for Mr. Buffett in the future. We believe that the Board’s succession plan, together with the outstanding managers running our numerous and highly diversified operating units helps to mitigate this risk.

The past growth rate in Berkshire’s book value per share is not an indication of future results.

In the years since our present management acquired control of Berkshire, our book value per share has grown at a highly satisfactory rate. Because of the large size of our capital base (shareholders’ equity of approximately $131.1 billion as of December 31, 2009), our book value per share will very likely not increase in the future at a rate even close to its past rate.

Competition

Each of our operating businesses face intense competitive pressures within markets in which we operate. Competition may arise domestically as well as internationally. While we manage our businesses with the objective of achieving long-term sustainable growth by developing and strengthening competitive advantages, many factors, including market and technology changes, may erode or prevent the strengthening of competitive advantages. Accordingly, future operating results will depend to some degree on whether our operating units are successful in protecting or enhancing their competitive advantages. If our operating businesses are unsuccessful in these efforts, our periodic operating results in the future may decline from current levels.

Unfavorable economic and political conditions could hurt our operating businesses.

Our operating businesses are subject to normal economic cycles affecting the economy in general or the industries in which we operate. To the extent that the current economic recession in the U.S. and worldwide continues for a prolonged period of time, one or more of our significant operations could be materially harmed. In addition, our utilities and energy businesses, our railroad business and our manufactured housing finance operations regularly utilize debt as a component of their capital structures. These businesses depend on having access to borrowed funds through the capital markets. To the extent that access to the credit is restricted or the cost of funding increases, our operations could be adversely affected.

Historically, we derived a relatively small amount of our revenues and earnings from international markets. Our international business was conducted primarily in regions where relatively stable political and economic conditions have prevailed. As a result of our business acquisitions in recent years, including IMC, we are subject to increased risks from unstable political conditions and civil unrest at certain of our internationally based businesses. Further, terrorism activities deriving from unstable conditions could produce significant insurance and other operating losses to our worldwide operations, including operations based in the United States. Our business operations could be adversely affected directly through the loss of human resources and destruction of production facilities.

Risks unique to our regulated businesses

Insurance Businesses

Our insurance businesses are subject to regulation in the jurisdictions in which we operate. Such regulations may relate to among other things, the types of business we can write, the rates we can charge for coverage, the level of capital that we must maintain, and restrictions on the types and size of investments we can make. Regulations may also restrict the timing and amount of dividend payments. Accordingly, changes in regulations related to these or other matters or regulatory actions imposing restrictions on our insurance companies, may adversely impact our results of operations.

Utilities and Energy Businesses

For the most part, our utilities and energy businesses, which generate, transmit and distribute electricity and transport and distribute natural gas, are highly regulated by numerous federal, state and local governmental authorities in the United States, the United Kingdom and other jurisdictions in which they operate. Regulations affect almost every aspect of our utilities and energy businesses and limit our ability to independently make and implement management decisions regarding, among other items, business combinations, constructing, acquiring or disposing of operating assets, setting rates charged to customers, establishing capital structures and issuing debt or equity securities, engaging in transactions between our domestic utilities and other subsidiaries and affiliates, and paying dividends. Adverse new legislation or regulations or reinterpretations of existing regulations, such as those relating to climate change and the regulation of greenhouse gases, as well as the nature of the regulatory process may have a significant adverse impact on our financial results.

Our utilities and energy business requires significant amounts of capital to construct, operate and maintain sufficient generation, transmission and distribution systems. Usually, large amounts of borrowed funds are required to capitalize these businesses and additional borrowed funds may not be available at economically favorable terms. Additionally, such systems may need to be operational for very long periods of time in order to justify the financial investment. The risk of operational or financial failure of capital projects is not necessarily recoverable through rates that are charged to customers.

Railroad Business

Our railroad business is subject to a significant amount of governmental laws and regulations with respect to rates and practices, railroad operations and a variety of health, safety, labor, environmental and other matters. Failure to comply with applicable laws and regulations could have a material adverse effect on BNSF’s business. Governments may change the legislative and/or regulatory framework within which BNSF operates without providing any recourse for any adverse effects that the change may have on the business. Increased economic regulation of the rail industry could negatively impact BNSF’s ability to determine prices for rail services and to make capital improvements to its rail network, resulting in an adverse effect on our results of operations, financial condition or liquidity.

Our Class B common stock is not convertible and has a lower vote and stock price than our Class A common stock.

Each share of Class A common stock is currently convertible into 1,500 shares of Class B common stock, but shares of Class B common stock are not convertible into shares of Class A common stock or any other security. Although a share of Class B common stock may sell below one-fifteen-hundredth of the market price for a share of Class A common stock, it is unlikely that a share of Class B common stock will sell significantly above 1/1,500 of the market price for a share of Class A common stock because higher prices than that would cause arbitrage activity to ensue. Also, holders of Class A common stock are entitled to one vote, but holders of Class B common stock are currently entitled to only 1/10,000 of a vote for each Class B share on matters submitted to a vote of our stockholders.

Regulatory changes may adversely impact our future operating results.

Over the past year, partially in response to the financial markets crises and the global economic recession, regulatory initiatives have accelerated in the United States and abroad. Such initiatives address for example, the regulation of banks and other major financial institutions, regulations related to environmental and global-warming matters and health care reform. It is not yet clear whether or not these initiatives will result in significant changes to existing laws and regulations. These initiatives could have a significant impact on our operating businesses as well as on the businesses that we have a significant but not controlling economic interest. Accordingly we cannot predict whether such initiatives will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Description of Properties

The physical properties used by our significant business segments are summarized below:

Business	Country	Location	Type of Property	Number of Properties	Owned/ Leased	Approx. Square Footage
Berkshire	U.S.	Omaha, NE	Corporate Offices	1	Leased	10,000

Insurance and Reinsurance:

GEICO	U.S.	Chevy Chase, MD and locations in 6 other states	Offices	14	Owned	3,152,000

		Various locations throughout the U.S.	Offices and drive-in claims facilities	91	Leased	865,000

General Re	U.S.	Stamford, CT Stamford, CT, various U.S. locations	Offices Offices	3 32	Owned Leased	191,000 1,309,000

	Non-U.S.	Cologne, Germany	Offices	7	Owned	161,000
		Various locations in 26 countries	Offices	33	Leased	314,000

Berkshire Hathaway	U.S.	Stamford, CT and 8 other locations	Offices	12	Leased	166,000
Reinsurance Group	Non-U.S	United Kingdom	Offices	6	Leased	69,000

Berkshire Hathaway Primary Group	U.S.	Omaha, NE and Fort Wayne, IN Various locations in 19 states	Offices Offices	3 55	Owned Leased	208,000 813,000

Finance & Financial Products	U.S.	Various locations throughout the U.S.	Mfg plants Mfg plants Offices Offices Retail locations Retail locations Warehouses Warehouses Retail centers Retail centers Housing communities	35 1 3 12 44 148 7 43 188 197 27	Owned Leased Owned Leased Owned Leased Owned Leased Owned Leased Owned	4,956,000 101,000 348,000 105,000 675,000 2,033,000 514,000 1,411,000 1,115 (acres) 788 (acres) 1,311 (acres)

Marmon	U.S.	Various locations throughout the U.S.	Mfg plants Mfg plants Offices Offices Warehouses Warehouses	80 23 4 16 32 34	Owned Leased Owned Leased Owned Leased	15,374,000 1,566,000 83,000 120,000 3,281,000 2,753,000

	Non-U.S.	Various locations in 19 countries	Mfg plants Mfg plants Offices Offices Warehouses Warehouses	38 22 3 20 14 19	Owned Leased Owned Leased Owned Leased	2,883,000 335,000 126,000 31,000 691,000 363,000

McLane Company	U.S.	Various locations throughout the U.S.	Distribution centers/ Offices	32 17	Owned Leased	10,173,000 3,027,000

	Non-U.S.	Brazil	Distribution centers/ Offices	2 4	Owned Leased	360,000 1,840,000

Shaw Industries	U.S.	Various locations throughout the U.S.	Mfg plants/Offices Mfg plants/Offices Warehouses Warehouses Showroom/Retail Showroom/Retail	85 27 22 60 1 13	Owned Leased Owned Leased Owned Leased	22,705,000 1,508,000 6,495,000 3,749,000 55,000 96,000

	Non-U.S.	London, Paraguay, Shanghai and Singapore	Mfg plants/Offices/ Showrooms	9	Leased	28,000

Business	Country	Location	Type of Property	Number of Properties	Owned/ Leased	Approx. Square Footage
Other businesses:

Manufacturing	U.S.	Various locations in the U.S.	Mfg plants Mfg plants Offices/Warehouses Offices/Warehouses Retail locations Retail locations	204 45 124 159 31 115	Owned Leased Owned Leased Owned Leased	26,709,000 2,675,000 12,244,000 5,103,000 392,000 823,000

	Non-U.S.	Various locations in 53 countries	Mfg plants Mfg plants Offices/Warehouses Offices/Warehouses Retail locations Retail locations	108 65 45 242 7 31	Owned Leased Owned Leased Owned Leased	11,733,000 3,705,000 1,492,000 3,254,000 13,000 86,000

Retailing	U.S.	Various locations throughout the U.S.	Offices/Warehouses/Mfg plants Retail locations Retail locations	26 36 32 516	Owned Leased Owned Leased	6,069,000 1,415,000 3,268,000 1,752,000

Service	U.S.	Various locations throughout the U.S.	Training facilities/Hangars Training facilities/Hangars Offices/Warehouses Offices/Warehouses Mfg plants Mfg plants Retail locations Retail locations	19 44 6 85 8 13 35 41	Owned Leased Owned Leased Owned Leased Owned Leased	848,000 1,590,000 1,211,000 906,000 611,000 188,000 116,000 119,000

	Non-U.S.	Various locations in 22 countries	Offices/Training facilities/Hangars	16 90	Owned Leased	292,000 770,000

Utilities and Energy Businesses

MidAmerican’s energy properties consist of the physical assets necessary to support its electricity and natural gas businesses. Properties of MidAmerican’s electricity businesses include electric generation, transmission and distribution facilities, as well as coal mining assets that provide fuel for certain of MidAmerican’s electric generating facilities. Properties of MidAmerican’s natural gas businesses include natural gas distribution facilities, interstate pipelines, storage facilities, compressor stations and meter stations. In addition to these physical assets, MidAmerican has rights-of-way, mineral rights and water rights that enable MidAmerican to utilize its facilities. A majority of these properties are pledged or encumbered to support or otherwise provide the security for the related subsidiary debt. MidAmerican or its affiliates own or have interests in the following types of electric generation facilities at December 31, 2009:

Energy Source	Entity	Location by Significance	Facility Net Capacity (MW) (1)	Net MW Owned (2)
Coal	PacifiCorp and MEC	Iowa, Wyoming, Utah, Arizona, Colorado and Montana	14,280	9,494
Natural gas and other	PacifiCorp, MEC and CalEnergy	Utah, Iowa, Illinois, Washington, Oregon, Texas, New York and Arizona	4,873	4,355
Wind	PacifiCorp and MEC	Iowa, Wyoming, Washington and Oregon	2,213	2,205
Hydroelectric	PacifiCorp, MEC and CalEnergy	Washington, Oregon, The Philippines, Idaho, California, Utah, Hawaii, Montana, Illinois and Wyoming	1,321	1,294
Nuclear	MEC	Illinois	1,740	435
Geothermal	PacifiCorp and CalEnergy	California and Utah	361	198

		Total	24,788	17,981

(1)

Facility Net Capacity (MW) represents (except for wind-powered generation facilities, which are nameplate ratings) either: 1) PacifiCorp—the total capability of a generating unit as demonstrated by actual operating or test experience, less power generated and used for auxiliaries and other station uses, and is determined using average annual temperatures; 2) MEC—the total plant accredited net generating capacity from the summer of 2009 where MW may vary depending on operating conditions and plant design; or 3) CalEnergy—the contract capacity for most facilities.

(2)	Net MW Owned indicates MidAmerican’s ownership of Facility Net Capacity (MW).

PacifiCorp and MEC own electric transmission and distribution systems, including approximately 18,000 miles of transmission lines and approximately 1,300 substations, gas distribution facilities, including approximately 22,000 miles of gas mains and service pipelines, and an estimated 209 million tons of recoverable coal reserves in mines owned or leased in Wyoming, Utah and Colorado.

Northern Natural’s system consists of approximately 15,000 miles of natural gas pipelines, including approximately 6,400 miles of mainline transmission pipelines and approximately 8,600 miles of branch and lateral pipelines. Northern Natural’s end-use and distribution market area includes points in Iowa, Nebraska, Minnesota, Wisconsin, South Dakota, Michigan and Illinois and its natural gas supply and delivery service area includes points in Kansas, Texas, Oklahoma and New Mexico. Storage services are provided through the operation of one underground natural gas storage field in Iowa, two underground natural gas storage facilities in Kansas and two liquefied natural gas storage peaking units, one in Iowa and one in Minnesota.

Kern River’s system consists of approximately 1,700 miles of natural gas pipelines, including approximately 1,400 miles of mainline section and approximately 300 miles of common facilities. Kern River owns the entire mainline section, which extends from the system’s point of origination in Wyoming through the Central Rocky Mountains area into California.

Northern Electric’s and Yorkshire Electricity’s electricity distribution network includes approximately 18,000 miles of overhead lines, approximately 40,000 miles of underground cables and approximately 700 major substations.

Railroad Business

On February 12, 2010, a Berkshire subsidiary acquired all of the outstanding shares of Burlington Northern Santa Fe Corporation (“BNSF”) common stock that it did not already own. BNSF operates one of the largest railroad systems in North America with approximately 32,000 route miles of track, excluding multiple main tracks, yard tracks and sidings, approximately

23,000 miles of which are owned route miles, including easements, in 28 states and two Canadian provinces. Approximately 9,000 route miles of BNSF’s system consist of trackage rights that permit BNSF to operate its trains with its crews over other railroads’ tracks.

As of December 31, 2009, the total BNSF system, including single and multiple main tracks, yard tracks and sidings, consisted of approximately 50,000 operated miles of track, all of which are owned by or held under easement by BNSF except for approximately 10,000 route miles operated under trackage rights. At December 31, 2009, approximately 26,000 miles of BNSF Railway’s track consisted of 112-pound per yard or heavier rail, including approximately 20,000 track miles of 131-pound per yard or heavier rail.

BNSF owned or had under non-cancelable leases exceeding one year the following units of railroad rolling stock and other equipment as of December 31, 2009 follows:

Locomotives	6,759

Freight cars:
Covered hopper	33,878
Gondola	13,559
Open hopper	11,028
Flat	10,179
Box	5,493
Refrigerator	3,653
Autorack	709
Tank	433
Other	397

Total freight cars	79,329

Domestic chassis	6,034
Domestic containers	775
Maintenance of way and other	4,637
Commuter passenger cars	164

Average age from date of manufacture–locomotive fleet (years)*	16
Average age from date of manufacture–freight car fleet (years)*	19

*	These averages are not weighted to reflect the greater capacities of the newer equipment.

BNSF operates various facilities and equipment to support its transportation system. It also owns or leases other equipment to support rail operations, including containers, chassis and vehicles. Support facilities for rail operations include yards and terminals throughout its rail network, system locomotive shops to perform locomotive servicing and maintenance, a centralized network operations center for train dispatching and network operations monitoring and management in Fort Worth, Texas, regional dispatching centers, computers, telecommunications equipment, signal systems and other support systems. Transfer facilities are maintained for rail-to-rail as well as intermodal transfer of containers, trailers and other freight traffic. These facilities include 31 major intermodal hubs located across the system. BNSF’s largest intermodal facilities in terms of 2009 volume were as follows:

Intermodal Facilities	Lifts
Hobart Yard (Los Angeles, California)	921,000
Logistics Park (Chicago, Illinois)	707,000
Corwith Yard (Chicago, Illinois)	655,000
Alliance (Fort Worth, Texas)	468,000
Willow Springs (Illinois)	463,000
San Bernardino (California)	418,000
Cicero (Illinois)	392,000
Argentine (Kansas City, Kansas)	278,000
Stockton (California)	247,000
Memphis (Tennessee)	231,000

BNSF owns 22 automotive distribution facilities and serves eight port facilities where automobiles are loaded on or unloaded from multi-level rail cars in the United States and Canada. BNSF’s largest freight car classification yards based on the average daily number of cars processed (excluding cars that do not change trains at the terminal, intermodal and coal cars) are shown below:

Classification Yards	Daily Average Cars Processed
Argentine (Kansas City, Kansas)	1,717
Galesburg (Illinois)	1,458
Northtown (Minnesota)	1,167
Barstow (California)	1,120
Tulsa (Oklahoma)	1,083

Item 3.	Legal Proceedings

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

a) Governmental Investigations

On January 19, 2010, General Re Corporation (“General Re”), a wholly-owned subsidiary of Berkshire Hathaway Inc. (“Berkshire”), entered into settlements with the U.S. Department of Justice (the “DOJ”) and the Securities and Exchange Commission (the “SEC”) related to the investigations of non-traditional products previously disclosed by Berkshire. Berkshire, General Re and certain of Berkshire’s insurance subsidiaries had been fully cooperating in these investigations since General Re originally received subpoenas in January 2005.

As part of the settlements, General Re entered into a non-prosecution agreement (the “Non-Prosecution Agreement”) with the DOJ. Under the terms of the Non-Prosecution Agreement, among other things, the DOJ has agreed not to prosecute General Re for any crimes committed by General Re relating to General Re’s previously disclosed transaction with American International Group, Inc. (“AIG”) initially effected in 2000 (the “AIG Transaction”), and General Re has paid a monetary amount equal to $19.5 million to the United States. The Non-Prosecution Agreement provides that General Re’s agreement to pay $60.5 million, exclusive of attorneys’ fees and expenses, through the pending civil class action settlement with AIG shareholders more fully described below, when combined with the amounts to be paid by AIG and the other defendants, satisfies restitution with regard to the AIG Transaction. General Re also has agreed to continue to cooperate fully with the DOJ and the SEC in any ongoing investigations of individuals who may have been involved with the AIG Transaction. The Non-Prosecution Agreement acknowledges that General Re has instituted a number of internal corporate remediation measures applicable to itself and its subsidiaries and, under the terms of the Non-Prosecution Agreement, General Re has agreed to maintain such remediation measures at least during the three-year term thereof. General Re has also agreed to toll the statute of limitations for the term of the Non-Prosecution Agreement on crimes related to the AIG Transaction, and that neither it nor its directors, executive officers or representatives will make, cause others to make or acknowledge as true any statements inconsistent with the agreed statement of facts in the Non-Prosecution Agreement. The Non-Prosecution Agreement provides that if the DOJ determines that General Re or any of its employees, officers or directors have failed to comply with or knowingly violated any of the provisions of the Non-Prosecution Agreement, have provided deliberately false, incomplete or misleading information thereunder, or have violated any provision of the federal securities laws during the term of the Non-Prosecution Agreement, General Re shall thereafter be subject to prosecution for crimes committed by and through its employees related to the AIG Transaction. The Non-Prosecution Agreement is also applicable to, and binding upon, certain subsidiaries of General Re.

In connection with the SEC settlement, which concerns the AIG transaction, as well as a separate series of interrelated transactions with Prudential Financial, Inc. during the period 1997 through 2002, General Re is permanently enjoined from aiding and abetting any violations of the books and records and internal controls provisions of Sections 13(b)(2)(A) and 13(b)(2)(B) of the Securities Act of 1934, as amended, and has paid $12.2 million in disgorgement and prejudgment interest (the “SEC Amount”) to the SEC. General Re has also agreed not to take any action or make or permit any public statement denying any allegations in the SEC’s complaint or creating the impression that the complaint is without factual basis, although this obligation does not affect General Re’s testimonial obligations or right to take legal or factual positions in litigation or other legal proceedings in which the SEC is not a party. If General Re breaches this agreement, the SEC may petition to vacate the General Re judgment and restore its action against General Re. On February 8, 2010, the judge in this matter issued an order permitting Liberty Mutual Insurance Company, which acquired Prudential Financial and claims to be entitled to the SEC Amount as a result of its own alleged damages, to file a motion to intervene in this matter and requiring the SEC to hold the SEC Amount separate pending a resolution. If the SEC is required to turn over the SEC Amount, or a portion thereof, to Liberty Mutual, General Re could be subject to additional claims for relief from the SEC.

The Office of the Director of Corporate Enforcement in Ireland is conducting a preliminary evaluation in relation to Cologne Reinsurance Company (Dublin) Limited (“CRD”), a wholly owned subsidiary of General Re, concerning, in particular, transactions between CRD and AIG. CRD is cooperating fully with this preliminary evaluation.

Except for the ongoing investigation by the Office of the Director of Corporate Enforcement in Ireland, we are not aware of any remaining governmental investigations of any of our subsidiaries involving non-traditional products or related transactions.

b) Civil Litigation

Litigation Related to ROA

General Reinsurance Corporation (“General Reinsurance”), a subsidiary of General Re, and several current and former employees, along with numerous other defendants, have been sued in thirteen federal lawsuits involving Reciprocal of America (“ROA”) and related entities. ROA was a Virginia-based reciprocal insurer and reinsurer of physician, hospital and lawyer professional liability risks. Nine are putative class actions initiated by doctors, hospitals and lawyers that purchased insurance through ROA or certain of its Tennessee-based risk retention groups. These complaints seek compensatory, treble, and punitive damages in an amount plaintiffs contend is just and reasonable.

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

All of these cases are collectively assigned to the U.S. District Court for the Western District of Tennessee for pretrial proceedings. General Reinsurance filed motions to dismiss all of the claims against it in these cases and, in June 2006, the court granted General Reinsurance’s motion to dismiss the complaints of the Virginia and Tennessee receivers. The court granted the Tennessee receiver leave to amend her complaint, and the Tennessee receiver filed an amended complaint on August 7, 2006. General Reinsurance has filed a motion to dismiss the amended complaint in its entirety and that motion was granted, with the court dismissing the claim based on an alleged violation of RICO with prejudice and dismissing the state law claims without prejudice. One of the other defendants filed a motion for the court to reconsider the dismissal of the state law claims, requesting that the court retain jurisdiction over them. That motion is pending.

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

General Reinsurance has reached tentative settlements with the Virginia and Tennessee receivers as well as the Missouri-based hospital group. If those settlements are consummated and approved, all the claims by these entities will be dismissed.

Actions related to AIG

General Reinsurance is a defendant in In re American International Group Securities Litigation, Case No. 04-CV-8141-(LTS), United States District Court, Southern District of New York, a putative class action (the “AIG Securities Litigation”) asserted on behalf of investors who purchased publicly-traded securities of AIG between October 1999 and March 2005. The complaint, originally filed in April 2005, asserts various claims against AIG and certain of its officers, directors, investment banks and other parties, including Ronald Ferguson, Richard Napier and John Houldsworth (whom the Complaint defines, together with General Reinsurance, as the “General Re Defendants”). The Complaint alleges that the General Re Defendants violated Section 10(b) of the Securities Exchange Act and Rule 10b-5 in connection with the AIG Transaction. The Complaint seeks damages and other relief in unspecified amounts. General Reinsurance has answered the Complaint, denying liability and asserting various affirmative defenses. Lead plaintiffs filed a motion for class certification on February 20, 2008. Various defendants, including General Reinsurance, have filed oppositions to class certification. On May 29, 2008, General Reinsurance filed a motion for judgment on the pleadings. Plaintiffs filed an opposition to that motion on June 30, 2008. The court has not ruled on that motion. The lead plaintiffs and General Reinsurance have reached agreement concerning the terms of a settlement that would resolve all claims against the General Re Defendants in exchange for a payment by General Reinsurance of $72 million, out of which the court may award plaintiffs’ counsel no more than $11.5 million in fees and reimbursement of costs, with the remaining amount of at least $60.5 million to be distributed to purchasers of AIG securities. This settlement remains subject to court approval. On February 22, 2010, the court granted class certification with respect to claims against AIG, and denied class certification with respect to claims against General Reinsurance. The order does not explicitly address whether the court will approve the above-described settlement.

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

FAI/HIH Matter

In December 2003, the Liquidators of both FAI Insurance Limited (“FAI”) and HIH Insurance Limited (“HIH”) advised General Reinsurance Australia Limited (“GRA”) and Kölnische Rückversicherungs-Gesellschaft AG (“Cologne Re”) that they intended to assert claims arising from insurance transactions GRA entered into with FAI in May and June 1998. In August 2004, the Liquidators filed claims in the Supreme Court of New South Wales in order to avoid the expiration of a statute of limitations for certain plaintiffs. The focus of the Liquidators’ allegations against GRA and Cologne Re are the 1998 transactions GRA entered into with FAI (which was acquired by HIH in 1999). The Liquidators contend, among other things, that GRA and Cologne Re engaged in deceptive conduct that assisted FAI in improperly accounting for such transactions as reinsurance, and that such deception led to HIH’s acquisition of FAI and caused various losses to FAI and HIH. The Liquidator of HIH served its Complaint on GRA and Cologne Re in June 2006 and discovery has been ongoing. The FAI Liquidator dismissed his complaint against GRA and Cologne Re. GRA and Cologne Re have entered into a settlement in principle with the HIH Liquidator, which remains subject to court approval.

Item 4.	Reserved

Executive Officers of the Registrant

Following is a list of the Registrant’s executive officers:

Name	Age	Position with Registrant	Since
Warren E. Buffett	79	Chairman of the Board	1970
Marc D. Hamburg	60	Senior Vice President	1992
Charles T. Munger	86	Vice Chairman of the Board	1978

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

Market Information

Berkshire’s Class A and Class B common stock are listed for trading on the New York Stock Exchange, trading symbol: BRK.A and BRK.B. The following table sets forth the high and low sales prices per share, as reported on the New York Stock Exchange Composite List during the periods indicated:

	2009				2008
	Class A		Class B *		Class A		Class B *
	High	Low	High	Low	High	Low	High	Low
First Quarter	$102,600	$70,050	$68.40	$44.82	$145,900	$126,100	$97.16	$83.00
Second Quarter	95,500	83,957	63.10	54.82	135,500	119,450	90.40	79.60
Third Quarter	108,450	84,600	71.38	54.66	147,000	111,000	91.90	74.02
Fourth Quarter	105,980	97,870	70.00	64.22	140,900	74,100	94.00	49.02

*	Adjusted for the 50-for-1 Class B stock split that became effective on January 21, 2010.

Shareholders

Berkshire had approximately 4,400 record holders of its Class A common stock and 23,500 record holders of its Class B common stock at February 18, 2010. Record owners included nominees holding at least 600,000 shares of Class A common stock and 790,000,000 shares of Class B common stock on behalf of beneficial-but-not-of-record owners.

Dividends

Berkshire has not declared a cash dividend since 1967.

Item 6.	Selected Financial Data

Selected Financial Data for the Past Five Years

(dollars in millions except per share data)

	2009	2008	2007	2006	2005
Revenues:
Insurance premiums earned (1)	$27,884	$25,525	$31,783	$23,964	$21,997
Sales and service revenues	62,555	65,854	58,243	51,803	46,138
Revenues of utilities and energy businesses (2)	11,443	13,971	12,628	10,644	—
Interest, dividend and other investment income	5,245	4,966	4,979	4,382	3,487
Interest and other revenues of finance and financial products businesses	4,579	4,931	5,103	5,111	4,633
Investment and derivative gains/losses (3)	787	(7,461)	5,509	2,635	5,408

Total revenues	$112,493	$107,786	$118,245	$98,539	$81,663

Earnings:
Net earnings attributable to Berkshire Hathaway (3) (4)	$8,055	$4,994	$13,213	$11,015	$8,528

Net earnings per share attributable to Berkshire Hathaway shareholders (5)	$5,193	$3,224	$8,548	$7,144	$5,538

Year-end data:
Total assets	$297,119	$267,399	$273,160	$248,437	$198,325
Notes payable and other borrowings:
Insurance and other non-finance businesses	3,719	4,349	2,680	3,698	3,583
Utilities and energy businesses (2)	19,579	19,145	19,002	16,946	—
Finance and financial products businesses	14,611	13,388	12,144	11,961	10,868
Berkshire Hathaway shareholders’ equity	131,102	109,267	120,733	108,419	91,484
Class A equivalent common shares outstanding, in thousands	1,552	1,549	1,548	1,543	1,541
Berkshire Hathaway shareholders’ equity per outstanding Class A equivalent common share	$84,487	$70,530	$78,008	$70,281	$59,377

(1)	Insurance premiums earned in 2007 included $7.1 billion from a single reinsurance transaction with Equitas.

(2)

On February 9, 2006, Berkshire converted its non-voting preferred stock of MidAmerican Energy Holdings Company (“MidAmerican”) to common stock and upon conversion, owned approximately 83.4% of the voting common stock interests. Accordingly, the Consolidated Financial Statements reflect the consolidation of the accounts of MidAmerican beginning in 2006. Berkshire’s investment in MidAmerican was accounted for pursuant to the equity method in 2005.

(3)

The amount of investment and derivative gains and losses for any given period has no predictive value, and variations in amount from period to period have no practical analytical value. Derivative gains/losses include significant amounts related to non-cash changes in the fair value of long-term contracts arising from short-term changes in equity prices, interest rates and foreign currency rates, among other factors. After-tax investment and derivative gains/losses were $486 million in 2009, $(4.65) billion in 2008, $3.58 billion in 2007, $1.71 billion in 2006 and $3.53 billion in 2005. Investment and derivative gains/losses in 2005 include a non-cash pre-tax gain of $5.0 billion ($3.25 billion after-tax) relating to the exchange of Gillette stock for Procter & Gamble stock.

(4)

Net earnings attributable to Berkshire for the year ended December 31, 2005 includes a pre-tax underwriting loss of $3.4 billion in connection with Hurricanes Katrina, Rita and Wilma that struck the Gulf coast and Southeast regions of the United States. Such loss reduced net earnings attributable to Berkshire by approximately $2.2 billion.

(5)	Represents net earnings per equivalent Class A common share. Net earnings per Class B common share is equal to 1/1,500 of such amount.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings attributable to Berkshire for each of the past three years are disaggregated in the table that follows. Amounts are after deducting income taxes and exclude earnings attributable to noncontrolling interests. Amounts are in millions.

	2009	2008	2007
Insurance – underwriting	$1,013	$1,805	$2,184
Insurance – investment income	4,085	3,497	3,510
Utilities and energy	1,071	1,704	1,114
Manufacturing, service and retailing	1,113	2,283	2,353
Finance and financial products	494	479	632
Other	(207)	(129)	(159)
Investment and derivative gains/losses	486	(4,645)	3,579

Net earnings attributable to Berkshire	$8,055	$4,994	$13,213

Our operating businesses are managed on an unusually decentralized basis. There are essentially no centralized or integrated business functions (such as sales, marketing, purchasing, legal or human resources) and there is minimal involvement by our corporate headquarters in the day-to-day business activities of the operating businesses. Our senior corporate management team does participate in and is ultimately responsible for significant capital allocation decisions, investment activities and the selection of the Chief Executive to head each of the operating businesses. The business segment data (Note 22 to the Consolidated Financial Statements) should be read in conjunction with this discussion.

The declines in global economic activity over the last half of 2008 continued through 2009. Our operating results in 2009 were significantly impacted by those declines. Earnings in 2009 of most of our diverse group of manufacturing, service and retailing businesses declined compared to the prior year. The effects from the economic recession resulted in lower sales volume, revenues and profit margins as consumers have significantly curtailed spending, particularly for discretionary items. Our two largest business segments, insurance and utilities, remain strong and operating results have not been negatively impacted in any significant way by the recession. In 2008 and the first part of 2009, equity and debt markets experienced major declines in market prices on a worldwide basis, which negatively impacted the fair value of our investments and derivative contracts. While market prices recovered somewhat over the remainder of 2009, the potential for significant declines in our investment values in the future remains.

We had after-tax net investment and derivative gains of $486 million in 2009, while in 2008 we had losses of $4.6 billion. The gains and losses primarily derived from credit default contracts, dispositions of certain equity securities, other-than-temporary impairment charges with respect to certain equity securities and changes in estimated fair values of long duration equity index put option contracts. Changes in the equity and credit markets from period to period have caused and may continue to cause significant volatility in our periodic earnings.

In response to the crises in the financial markets and the global recession, the U.S. government and governments around the world are taking measures to stabilize financial institutions, regulate markets (including over-the-counter derivatives markets) and stimulate economic activity. While we believe that general economic conditions will improve over time, the ultimate impact of these actions on us is not clear at this time. Our operating companies have taken and will continue to take cost reduction actions as necessary to manage through the current economic situation. We continue to believe that the economic franchises of our operating businesses remain intact and that our operating results will ultimately improve, although we cannot predict the timing of an economic recovery that will be required for this to occur.

Insurance—Underwriting

We engage in both primary insurance and reinsurance of property and casualty risks. In primary insurance activities, we assume defined portions of the risks of loss from persons or organizations that are directly subject to the risks. In reinsurance activities, we assume defined portions of similar or dissimilar risks that other insurers or reinsurers have subjected themselves to in their own insuring activities. Our insurance and reinsurance businesses are: (1) GEICO, (2) General Re, (3) Berkshire Hathaway Reinsurance Group and (4) Berkshire Hathaway Primary Group. Through General Re, we also reinsure life and health risks.

Management’s Discussion (Continued)

Insurance—Underwriting (Continued)

Our management views insurance businesses as possessing two distinct operations – underwriting and investing. Underwriting decisions are the responsibility of the unit managers; investing, with limited exceptions, is the responsibility of Berkshire’s Chairman and CEO, Warren E. Buffett. Accordingly, we evaluate performance of underwriting operations without any allocation of investment income.

Our periodic underwriting results can be affected significantly by changes in estimates for unpaid losses and loss adjustment expenses, including amounts established for occurrences in prior years. See the Critical Accounting Policies section of this discussion for information concerning the loss reserve estimation process. In addition, the timing and amount of catastrophe losses can produce significant volatility in our periodic underwriting results. In two out of the last three years, we benefited from relatively minor levels of catastrophe losses. In 2008, our underwriting results included estimated losses of approximately $900 million from Hurricanes Gustav and Ike. In 2009 and 2008, our underwriting results also included significant unrealized foreign currency transaction gains and losses arising from the valuation of certain non-U.S. Dollar denominated reinsurance liabilities into U.S. Dollars as a result of currency exchange rate fluctuations.

A key marketing strategy followed by all of our insurance businesses is the maintenance of extraordinary capital strength. Statutory surplus of our insurance businesses was approximately $64 billion at December 31, 2009. This superior capital strength creates opportunities, especially with respect to reinsurance activities, to negotiate and enter into insurance and reinsurance contracts specially designed to meet the unique needs of insurance and reinsurance buyers.

A summary follows of underwriting results from our insurance businesses for the past three years. Amounts are in millions.

	2009	2008	2007
Underwriting gain attributable to:
GEICO	$649	$916	$1,113
General Re	477	342	555
Berkshire Hathaway Reinsurance Group	349	1,324	1,427
Berkshire Hathaway Primary Group	84	210	279

Pre-tax underwriting gain	1,559	2,792	3,374
Income taxes and noncontrolling interests	546	987	1,190

Net underwriting gain	$1,013	$1,805	$2,184

GEICO

Through GEICO, we primarily write private passenger automobile insurance, offering coverages to insureds in all 50 states and the District of Columbia. GEICO’s policies are marketed mainly by direct response methods in which customers apply for coverage directly to the company via the Internet, over the telephone or through the mail. This is a significant element in our strategy to be a low-cost auto insurer. In addition, we strive to provide excellent service to customers, with the goal of establishing long-term customer relationships. GEICO’s underwriting results for the past three years are summarized below. Dollars are in millions.

	2009		2008		2007
	Amount	%	Amount	%	Amount	%
Premiums written	$13,758		$12,741		$11,931

Premiums earned	$13,576	100.0	$12,479	100.0	$11,806	100.0

Losses and loss adjustment expenses	10,457	77.0	9,332	74.8	8,523	72.2
Underwriting expenses	2,470	18.2	2,231	17.9	2,170	18.4

Total losses and expenses	12,927	95.2	11,563	92.7	10,693	90.6

Pre-tax underwriting gain	$649		$916		$1,113

Management’s Discussion (Continued)

Insurance—Underwriting (Continued)

GEICO (Continued)

Premiums earned in 2009 increased $1,097 million (8.8%) over premiums earned in 2008, reflecting growth in voluntary auto premiums earned as a result of an overall increase in policies-in-force of 7.8%. Policies-in-force grew more rapidly in the latter part of 2008 and the early part of 2009 and moderated over the remainder of 2009. As a result, premiums earned in 2009 increased at a higher rate than policies-in-force, despite a slight decline in premiums per policy. Voluntary auto new business sales in 2009 increased 9.0% versus 2008. Voluntary auto policies-in-force at December 31, 2009 were 684,000 greater than at December 31, 2008.

Losses and loss adjustment expenses incurred in 2009 increased $1,125 million (12.1%) compared with 2008. The loss ratio was 77.0% in 2009 compared to 74.8% in 2008. The higher loss ratio in 2009 reflected overall increases in average claim frequencies and injury claim severities. Claims frequencies in 2009 for physical damage coverages increased in the one to two percent range, while frequencies for injury coverages increased in the five to seven percent range compared with the very low frequency levels in 2008. Average injury severities in 2009 increased in the three to five percent range while average physical damage severities decreased in the two to four percent range from 2008. Incurred losses from catastrophe events in 2009 were $83 million, relatively unchanged from 2008. Underwriting expenses in 2009 increased $239 million (10.7%) due primarily to higher policy issuance costs and increased salary and employee benefit expenses, which included increased interest on deferred compensation liabilities.

Premiums earned in 2008 increased 5.7% over 2007, reflecting an 8.2% increase in voluntary auto policies-in-force partially offset by lower average premiums per policy. Average premiums per policy declined during 2007 but leveled off in 2008. Losses and loss adjustment expenses incurred in 2008 increased 9.5% over 2007. Incurred losses from catastrophe events for 2008 were $87 million compared to $34 million for 2007. Overall, the increase in the loss ratio reflected higher average claim severities and lower average premiums per policy, partially offset by lower average claims frequencies. Claims frequencies in 2008 for physical damage coverages decreased in the seven to nine percent range from 2007 and frequencies for injury coverages decreased in the four to six percent range. Physical damage severities in 2008 increased in the six to eight percent range and injury severities increased in the five to eight percent range over 2007. Underwriting expenses in 2008 increased $61 million (2.8%) over 2007. Policy acquisition expenses increased 8.5% in 2008 to $1,508 million, primarily due to increased advertising and policy issuance costs. The increase in policy acquisition expenses was partially offset by lower other underwriting expenses, including lower interest on deferred compensation liabilities.

General Re

General Re conducts a reinsurance business offering property and casualty and life and health coverages to clients worldwide. Property and casualty reinsurance is written in North America on a direct basis through General Reinsurance Corporation and internationally through Cologne Re (based in Germany) and other wholly-owned affiliates. Property and casualty reinsurance is also written through brokers with respect to Faraday in London. Life and health reinsurance is written in North America through General Re Life Corporation and internationally through Cologne Re. General Re strives to generate underwriting profits in essentially all of its product lines. Underwriting performance is not evaluated based upon market share and underwriters are instructed to reject inadequately priced risks. General Re’s underwriting results are summarized for the past three years in the following table. Amounts are in millions.

	Premiums written			Premiums earned			Pre-tax underwriting gain
	2009	2008	2007	2009	2008	2007	2009	2008	2007
Property/casualty	$3,091	$3,383	$3,478	$3,203	$3,434	$3,614	$300	$163	$475
Life/health	2,630	2,588	2,479	2,626	2,580	2,462	177	179	80

	$5,721	$5,971	$5,957	$5,829	$6,014	$6,076	$477	$342	$555

Property/casualty

Premiums written in 2009 declined $292 million (8.6%) from 2008, which included $205 million with respect to a reinsurance-to-close transaction that increased our economic interest in the run-off of Lloyd’s Syndicate 435’s 2000 year of account from 39% to 100%. Under the reinsurance-to-close transaction, we also assumed a corresponding amount of net loss

Management’s Discussion (Continued)

Insurance—Underwriting (Continued)

General Re (Continued)

Property/casualty (Continued)

reserves and as a result, there was no impact on net underwriting gains in 2008. There was no similar transaction in 2009. Excluding the reinsurance-to-close transaction and the effects of foreign currency exchange rate changes, premiums written in 2009 increased $149 million (4.7%) compared to 2008, primarily due to increased volume in North American, European treaty and Lloyd’s market property business.

Premiums earned in 2009 declined $231 million (6.7%) from 2008. Excluding the effects of the reinsurance-to-close transaction in 2008 and the effects of foreign currency exchange rate changes, premiums earned increased $107 million (3.3%) in 2009 as compared to 2008. The increase in premiums earned in 2009 was primarily due to increased volume in European treaty and Lloyd’s market property business. Increased price competition and capacity within the industry could lead to a decline in our premium volume in 2010.

Underwriting results in 2009 included underwriting gains of $478 million from property business and losses of $178 million from casualty/workers’ compensation business. The property business produced underwriting gains of $173 million for the 2009 accident year, and $305 million from loss reserve reductions related to pre-2009 loss events. The property gains in 2009 were net of $48 million of losses from catastrophes, which were primarily from winter storm Klaus in Europe, the Victoria bushfires in Australia and an earthquake in Italy. The underwriting losses from casualty/workers’ compensation business were primarily the result of establishing higher loss reserves for 2009 accident year occurrences to reflect higher loss trends as well as $118 million of workers’ compensation loss reserve discount accretion and deferred charge amortization, offset in part by reserve reductions related to prior years’ casualty and workers’ compensation loss reserves.

Premiums written and earned in 2008 declined compared with 2007. Premiums in 2007 included $114 million from a reinsurance-to-close transaction which increased our economic interest in Lloyd’s Syndicate 435’s 2001 year of account to 100%. Otherwise, the declines in written and earned premiums in 2008 versus 2007 reflected underwriting discipline as the volume of business accepted declined where pricing was considered inadequate.

Underwriting results in 2008 included $275 million in underwriting gains from property business partially offset by $112 million in underwriting losses from casualty/workers’ compensation business. The property business produced underwriting losses of $120 million for the 2008 accident year, offset by $395 million of gains from loss reserve reductions related to pre-2008 loss events. The 2008 accident year results included $174 million of catastrophe losses from Hurricanes Gustav and Ike and $56 million of catastrophe losses from European storms. The underwriting losses from casualty/workers’ compensation business in 2008 included $117 million of workers’ compensation loss reserve discount accretion and deferred charge amortization, offset in part by reserve reductions related to prior years’ other casualty lines. The casualty results were adversely impacted by legal costs incurred in connection with regulatory investigations of finite reinsurance.

Underwriting results in 2007 included $519 million in underwriting gains from property business partially offset by $44 million in underwriting losses from casualty/workers’ compensation business. The property business produced underwriting gains of $90 million for the 2007 accident year and $429 million from loss reserve reductions related to pre-2007 loss events. The pre-tax underwriting losses from casualty business in 2007 included $120 million of loss reserve discount accretion and deferred charge amortization, as well as legal costs associated with finite reinsurance investigations. These charges were largely offset by underwriting gains in other casualty business.

Life/health

Life and health reinsurance premiums earned in 2009 increased 1.8% over 2008, which increased 4.8% over 2007. Excluding the effects of foreign currency, premiums earned increased 4.7% over 2008, which increased 2.2% over 2007. The increase in premiums earned in 2009 was primarily due to international business. The increase in premiums earned in 2008 was primarily from North American life business. Underwriting results for the global life/health operations produced underwriting gains of $177 million in 2009, $179 million in 2008 and $80 million in 2007. Life/health results were profitable in each of the past three years driven by gains from the life business due primarily to favorable mortality.

Management’s Discussion (Continued)

Insurance—Underwriting (Continued)

Berkshire Hathaway Reinsurance Group

Through the Berkshire Hathaway Reinsurance Group (“BHRG”), we underwrite excess-of-loss reinsurance and quota-share coverages for insurers and reinsurers worldwide. Our business in BHRG includes catastrophe excess-of-loss reinsurance and excess direct and facultative reinsurance for large or otherwise unusual discrete risks referred to as individual risk. Retroactive reinsurance policies provide indemnification of losses and loss adjustment expenses with respect to past loss events. Other multi-line refers to other business written on both a quota-share and excess basis, participations in and contracts with Lloyd’s syndicates as well as property, aviation and workers’ compensation programs. BHRG’s underwriting results are summarized in the table below. Amounts are in millions.

	Premiums earned			Pre-tax underwriting gain/loss
	2009	2008	2007	2009	2008	2007
Catastrophe and individual risk	$823	$955	$1,577	$782	$776	$1,477
Retroactive reinsurance	1,989	204	7,708	(448)	(414)	(375)
Other multi-line	3,894	3,923	2,617	15	962	325

	$6,706	$5,082	$11,902	$349	$1,324	$1,427

Catastrophe and individual risk contracts may provide exceptionally large limits of indemnification, often several hundred million dollars and occasionally in excess of $1 billion, and cover catastrophe risks (such as hurricanes, earthquakes or other natural disasters) or other property and liability risks (such as aviation and aerospace, commercial multi-peril or terrorism). The timing and magnitude of losses produce extraordinary volatility in periodic underwriting results of BHRG’s catastrophe and individual risk business. In early 2009, we constrained the volume of business written in response to the decline in our consolidated net worth that occurred in the first quarter. Though our net worth recovered significantly since then, we have continued to constrain the volume of business written in light of the BNSF acquisition. Also, premium rates were not attractive enough in 2009 to warrant increasing volume.

Catastrophe and individual risk premiums written were approximately $725 million in 2009, $1.1 billion in 2008 and $1.2 billion in 2007. The decreases in premium volume were principally attributable to increased industry capacity for catastrophe reinsurance and, consequently, fewer opportunities to write business at prices we considered adequate. Based on soft market conditions prevailing at the end of 2009, we expect premium volume will continue to be constrained for at least the first half of 2010. The level of catastrophe and individual risk business we write in a given period will vary significantly based upon market conditions and our assessment of the adequacy of premium rates. Premiums earned from catastrophe and individual risk contracts in 2009 declined 14% from 2008, which decreased 39% from 2007.

Underwriting results of our catastrophe and individual risk business in 2009 reflected no significant losses from catastrophes during the year, while in 2008 we incurred approximately $270 million of estimated losses from Hurricanes Gustav and Ike. Underwriting gains in 2008 included $224 million from a contract in which we agreed to purchase, under certain conditions, up to $4 billion of revenue bonds issued by the Florida Hurricane Catastrophe Fund Finance Corporation. Our obligation was conditioned upon, among other things, the occurrence of a specified amount of Florida hurricane losses during a period that expired on December 31, 2008 and which was not met. Catastrophe and individual risk underwriting results in 2007 reflected no significant losses from catastrophe events occurring in that year.

Premiums earned in 2009 from retroactive reinsurance included 2 billion Swiss Francs (“CHF”) (approximately $1.7 billion) from an adverse loss development contract with Swiss Reinsurance Company Ltd. and its affiliates (“Swiss Re”) covering substantially all of Swiss Re’s non-life insurance losses and allocated loss adjustment expenses for loss events occurring prior to January 1, 2009. The Swiss Re contract provides aggregate limits of indemnification of 5 billion CHF in excess of a retention of Swiss Re’s reported loss reserves at December 31, 2008 (58.725 billion CHF) less 2 billion CHF. The impact on underwriting results from this contract was negligible as the premiums earned were offset by a corresponding amount of losses incurred. Premiums earned from retroactive reinsurance in 2007 included $7.1 billion from a reinsurance agreement with Equitas which became effective on March 30, 2007. See Note 14 to the Consolidated Financial Statements.

Management’s Discussion (Continued)

Insurance—Underwriting (Continued)

Berkshire Hathaway Reinsurance Group (Continued)

Underwriting losses from retroactive reinsurance include the recurring amortization of deferred charges that were initially established at the inception of these reinsurance contracts. At the inception of a contract, deferred charges represent the difference between the premium received and the estimated ultimate losses payable. Deferred charges are subsequently amortized over the estimated claims payment period using the interest method and are based on estimates of the timing and amount of loss payments. Amortization charges are recorded as a component of losses and loss adjustment expenses.

Premiums earned in 2009 from other multi-line business of $3.89 billion were relatively unchanged from 2008. Premiums earned in 2009 and 2008 included $2.77 billion and $1.83 billion, respectively, from a 20% quota-share contract with Swiss Re covering substantially all of Swiss Re’s property/casualty risks incepting from January 1, 2008 and running through December 31, 2012. Excluding the Swiss Re quota-share contract, other multi-line business premiums earned in 2009 declined $969 million (46%) compared to 2008, primarily due to significant reductions in aviation, property, workers’ compensation and Lloyd’s market volume. Other multi-line premiums earned in 2008 increased $1.31 billion (50%) over 2007 reflecting premiums earned from the Swiss Re quota-share contract partially offset by lower premium volume from workers’ compensation programs.

Pre-tax underwriting results from other multi-line reinsurance in 2009 included foreign currency transaction losses of about $280 million. The non-cash losses arose from the conversion of certain reinsurance loss reserves and other liabilities denominated in foreign currencies (primarily the U.K. Pound Sterling). The value of these currencies rose overall relative to the U.S. Dollar in 2009, resulting in losses. In 2008, underwriting results included foreign currency transaction gains of approximately $930 million, resulting from sharp declines in the Euro and U.K. Pound Sterling versus the U.S. Dollar.

Excluding the effects of the currency gains/losses, other multi-line business produced a pre-tax underwriting gain of $295 million in 2009, $32 million in 2008 and $435 million in 2007. Pre-tax underwriting results in 2008 included approximately $435 million of estimated catastrophe losses from Hurricanes Gustav and Ike. There were no significant catastrophe losses in 2009 or 2007, which also benefited from relatively low property loss ratios and favorable loss experience on workers’ compensation business.

In December 2007, we formed a monoline financial guarantee insurance company, Berkshire Hathaway Assurance Corporation (“BHAC”). BHAC commenced operations during the first quarter of 2008 and is licensed in 49 states. In its first year of operation, BHAC produced $595 million of written premiums. In 2009, as a result of changing market conditions and demand, BHAC wrote about $40 million in premiums, most of which was in the first half of the year.

Berkshire Hathaway Primary Group

Our primary insurance group consists of a wide variety of independently managed insurance businesses that principally write liability coverages for commercial accounts. These businesses include: Medical Protective Corporation (“MedPro”), a provider of professional liability insurance to physicians, dentists and other healthcare providers; National Indemnity Company’s primary group operation (“NICO Primary Group”), a writer of commercial motor vehicle and general liability coverages; U.S. Investment Corporation, whose subsidiaries underwrite specialty insurance coverages; a group of companies referred to internally as “Homestate” operations, providers of standard commercial multi-line insurance; Central States Indemnity Company, a provider of credit and disability insurance to individuals nationwide through financial institutions; Applied Underwriters, a provider of integrated workers’ compensation solutions; and BoatU.S., a writer of insurance for owners of boats and small watercraft.

Earned premiums by our primary insurance businesses were $1,773 million in 2009, $1,950 million in 2008 and $1,999 million in 2007. In 2009, with the exception of BoatU.S., each of our primary businesses generated lower premiums written and earned compared to 2008. Pre-tax underwriting gains as percentages of premiums earned were approximately 5% in 2009, 11% in 2008 and 14% in 2007. The declines in underwriting gains in 2009 compared to 2008 and 2007 resulted from higher loss ratios as increased price competition narrowed profit margins, and higher expense ratios, which reflected the impact of fixed costs on lower premium volume.

Management’s Discussion (Continued)

Insurance—Investment Income

A summary of net investment income of our insurance operations follows. Amounts are in millions.

	2009	2008	2007
Investment income before taxes, noncontrolling interests and equity method earnings	$5,173	$4,722	$4,758
Income taxes and noncontrolling interests	1,515	1,225	1,248

Net investment income before equity method earnings	3,658	3,497	3,510
Equity method earnings	427	—	—

Net investment income	$4,085	$3,497	$3,510

Investment income consists of interest and dividends earned on cash equivalents and investments allocable to our insurance businesses. Pre-tax investment income in 2009 exceeded 2008 by $451 million. The increase in investment income in 2009 primarily reflected earnings from several large investments made in the fourth quarter of 2008 and first half of 2009, partially offset by lower earnings on cash and cash equivalents due to lower short-term interest rates and lower average cash balances.

In October 2008, we acquired securities issued by Wrigley, Goldman Sachs and General Electric. In March 2009, we acquired a 12% convertible perpetual instrument of Swiss Re and in April 2009, we acquired an 8.5% Cumulative Convertible Perpetual Preferred Stock of Dow. In December 2009, we also acquired $1.0 billion par amount of new senior notes issued by Wrigley. See Note 6 to the Consolidated Financial Statements. These investments were purchased at an aggregate cost of approximately $21.1 billion. At December 31, 2009, approximately 85% of these securities were held in our insurance group, with the remainder held primarily in our finance and financial products businesses. Our insurance group earned about $1.65 billion in interest and dividends from the aforementioned investments in 2009. Partially offsetting these increases were reductions in dividends earned from our investments in Wells Fargo and U.S. Bancorp common stock as a result of dividend rate cuts by those companies.

Beginning in 2009, our insurance investment income also includes earnings from equity method investments (BNSF and Moody’s). Equity method earnings represent our proportionate share of the net earnings of these companies. As a result of a reduction of our ownership of Moody’s in July of 2009, we discontinued the use of the equity method for our investment in Moody’s as of the beginning of the third quarter. Dividends earned on equity method investments are not reflected in our earnings.

A summary of cash and investments held in our insurance businesses follows. Amounts are in millions.

	2009	2008	2007
Cash and cash equivalents	$18,655	$18,845	$28,257
Equity securities *	56,289	48,892	74,681
Fixed maturity securities	32,331	26,932	27,922
Other *	28,780	18,419	—

	$136,055	$113,088	$130,860

*	Other investments include the investments in Wrigley, Goldman Sachs, General Electric, Swiss Re and Dow as well as the investment in BNSF, which as of December 31, 2008 is accounted for under the equity method. Berkshire’s investment in Moody’s was accounted for under the equity method at December 31, 2008 but included in equity securities at December 31, 2009. In 2007, investments in BNSF and Moody’s are included in equity securities.

Management’s Discussion (Continued)

Insurance—Investment Income (Continued)

Fixed maturity investments as of December 31, 2009 were as follows. Amounts are in millions.

	Amortized cost	Unrealized gains/losses	Fair value
U.S. Treasury, U.S. government corporations and agencies	$2,356	$45	$2,401
States, municipalities and political subdivisions	3,689	274	3,963
Foreign governments	11,325	331	11,656
Corporate bonds and redeemable preferred stocks, investment grade	4,375	469	4,844
Corporate bonds and redeemable preferred stocks, non-investment grade	6,386	825	7,211
Mortgage-backed securities	2,185	71	2,256

	$30,316	$2,015	$32,331

All U.S. government obligations are rated AAA by the major rating agencies and approximately 85% of all state, municipal and political subdivisions, foreign government obligations and mortgage-backed securities were rated AA or higher. Non-investment grade securities represent securities that are rated below BBB- or Baa3.

Invested assets derive from shareholder capital and reinvested earnings as well as net liabilities under insurance contracts or “float.” The major components of float are unpaid losses, unearned premiums and other liabilities to policyholders less premiums and reinsurance receivables, deferred charges assumed under retroactive reinsurance contracts and deferred policy acquisition costs. Float approximated $62 billion at December 31, 2009, $58 billion at December 31, 2008 and $59 billion at December 31, 2007. The cost of float, as represented by the ratio of underwriting gain or loss to average float, was negative for the last three years, as our insurance businesses generated underwriting gains in each year.

Utilities and Energy (“MidAmerican”)

Revenues and earnings of MidAmerican for each of the past three years are summarized below. Amounts are in millions.

	Revenues			Earnings
	2009	2008	2007	2009	2008	2007
MidAmerican Energy Company	$3,711	$4,742	$4,325	$285	$425	$412
PacifiCorp	4,543	4,558	4,319	788	703	692
Natural gas pipelines	1,073	1,221	1,088	457	595	473
U.K. utilities	829	1,001	1,114	248	339	337
Real estate brokerage	1,071	1,147	1,511	43	(45)	42
Other	216	1,302	271	25	1,278	130

	$11,443	$13,971	$12,628

Earnings before corporate interest and taxes				1,846	3,295	2,086
Interest, other than to Berkshire				(318)	(332)	(312)
Interest on Berkshire junior debt				(58)	(111)	(108)
Income taxes and noncontrolling interests				(313)	(1,002)	(477)

Net earnings				$1,157	$1,850	$1,189

Earnings attributable to Berkshire *				$1,071	$1,704	$1,114
Debt owed to others at December 31				19,579	19,145	19,002
Debt owed to Berkshire at December 31				353	1,087	821

*	Net of noncontrolling interests and includes interest earned by Berkshire (net of related income taxes).

Through our 89.5% ownership interest in MidAmerican Energy Holdings Company (“MidAmerican”), we operate an international energy business. MidAmerican’s domestic regulated energy interests are comprised of two regulated utility companies and two interstate natural gas pipeline companies. In the United Kingdom, MidAmerican operates two electricity distribution businesses. The rates that our utilities and natural gas pipelines charge customers for energy and other services are

Management’s Discussion (Continued)

Utilities and Energy (“MidAmerican”) (Continued)

generally subject to regulatory approval. Rates are based in large part on the costs of business operations, including a return on capital. To the extent we are not allowed to include such costs in the approved rates, operating results will be adversely affected. In addition, MidAmerican also operates a diversified portfolio of independent power projects and the second-largest residential real estate brokerage firm in the United States.

Our U.S. based regulated utilities businesses are conducted through MidAmerican Energy Company (“MEC”) and PacifiCorp. Revenues of MEC in 2009 declined $1,031 million (22%) from 2008, primarily due to lower regulated natural gas and electricity sales. Regulated natural gas revenues decreased by $520 million in 2009 primarily due to a lower average per-unit cost of gas sold, which is passed on to customers and a 5% decline in sales volume. MEC’s regulated electricity revenues declined $315 million primarily as a result of a 35% decline in average wholesale prices and lower volumes, which are attributable to reduced demand in the current economic environment as well as mild temperatures in 2009. MEC’s earnings before corporate interest and income taxes (“EBIT”) in 2009 declined $140 million (33%) compared to 2008, primarily due to the lower regulated electricity revenues and increased depreciation due to additions of new wind-power generation facilities, partially offset by lower costs of purchased electricity and natural gas.

MEC’s revenues in 2008 increased $417 million (10%) over 2007. The increase reflects (1) increased regulated natural gas revenues from cost based price increases that are largely passed on to customers, (2) increased non-regulated gas revenues due primarily to higher prices and, to a lesser degree, increased volume and (3) increased wholesale regulated electricity revenues driven by volume increases. EBIT of MEC in 2008 increased $13 million (3%) versus 2007, resulting primarily from higher operating margins on wholesale regulated electricity and slightly higher margins from regulated gas sales, partially offset by increased interest expense and lower miscellaneous income.

PacifiCorp’s revenues in 2009 of $4,543 million were relatively unchanged from 2008. Revenues in 2009 reflect an overall decrease in sales volume (both wholesale and retail) of approximately 2% and lower wholesale prices, somewhat offset by higher retail prices approved by regulators and higher renewable energy credit sales. PacifiCorp’s EBIT in 2009 of $788 million increased $85 million (12%) over 2008, primarily due to lower volume and prices of energy purchased in response to lower sales volumes and the use of lower-cost generation facilities put into service in the second half of 2008 and first quarter of 2009.

PacifiCorp’s revenues in 2008 increased $239 million (6%) over 2007. The increase was primarily related to higher retail revenues due to regulator approved rate increases as well as increased customer growth and usage. PacifiCorp’s EBIT in 2008 increased $11 million (2%) versus 2007, as higher revenues were substantially offset by increased fuel costs and interest expense.

Our natural gas pipeline businesses are conducted through Northern Natural Gas and Kern River. Natural gas pipelines revenues and EBIT in 2009 declined $148 million and $138 million, respectively, from 2008 due primarily to lower volumes due to the current economic climate, lower price spreads and the effects of a favorable rate proceeding included in the results for 2008. Natural gas pipelines revenues in 2008 increased $133 million (12%) over 2007. The increase reflected increased transportation revenue as a result of stronger market conditions at Northern Natural Gas, the impact of system expansion projects and changes related to Kern River’s current rate proceeding. EBIT in 2008 of the natural gas pipeline businesses increased $122 million (26%) over 2007, reflecting the impact of increased revenues.

U.K. utility revenues in 2009 declined $172 million (17%) versus 2008, principally due to the impact from foreign currency exchange rates as a result of a stronger U.S. Dollar in 2009 as compared with 2008. EBIT of the U.K. utilities in 2009 declined $91 million (27%) compared to 2008. The decline in EBIT reflects foreign currency exchange rate changes as well as higher depreciation expense and charges to write down certain exploration and development assets. U.K. utility revenues in 2008 declined $113 million (10%) versus 2007 primarily from the effect of the significant strengthening of the U.S. Dollar versus the U.K. Pound Sterling over the second half of 2008. EBIT in 2008 was relatively unchanged from 2007 as the revenue decline was offset primarily by lower operating costs and interest expense.

Management’s Discussion (Continued)

Utilities and Energy (“MidAmerican”) (Continued)

Real estate brokerage revenues declined $76 million (7%) as compared to 2008. The revenue decline was primarily due to lower home sales prices, as transaction volume was relatively unchanged from 2008. EBIT was $43 million in 2009 compared to a $45 million loss in 2008. The improvement in 2009 was principally due to lower commission and other operating expenses. Real estate brokerage revenues in 2008 declined $364 million (24%) compared to 2007 due to significant declines in transaction volume as well as lower average home sale prices. Real estate brokerage activities generated a loss before interest and taxes of $45 million in 2008 versus EBIT of $42 million in 2007. The loss in 2008 reflected the weak U.S. housing markets.

EBIT from other activities in 2009 included $125 million in stock-based compensation expense recorded in the first quarter of 2009 as a result of the purchase of common stock issued by MidAmerican upon the exercise of the last remaining stock options that had been granted to certain members of management at the time of Berkshire’s acquisition of MidAmerican in 2000. Revenues and EBIT in 2008 from other activities included a gain of $917 million from MidAmerican’s investments in Constellation Energy and a fee of $175 million received as a result of the termination of the planned acquisition of Constellation Energy.

Manufacturing, Service and Retailing

A summary of revenues and earnings of our manufacturing, service and retailing businesses for each of the past three years follows. Amounts are in millions.

	Revenues			Earnings
	2009	2008	2007	2009	2008	2007
Marmon	$5,067	$5,529	$—	$686	$733	$—
McLane Company	31,207	29,852	28,079	344	276	232
Shaw Industries	4,011	5,052	5,373	144	205	436
Other manufacturing	11,926	14,127	14,459	814	1,675	2,037
Other service *	6,585	8,435	7,792	(91)	971	968
Retailing	2,869	3,104	3,397	161	163	274

	$61,665	$66,099	$59,100

Pre-tax earnings				$2,058	$4,023	$3,947
Income taxes and noncontrolling interests				945	1,740	1,594

				$1,113	$2,283	$2,353

*	We evaluate the results of NetJets using accounting standards for recognition of revenue and planned major maintenance expenses that were generally accepted when we acquired NetJets but are no longer acceptable due to subsequent changes adopted by the FASB. Revenues and pre-tax earnings for our other service businesses shown above reflect these prior revenue and expense recognition methods. Revenues shown above exceeded (were less than) the amounts reported in our Consolidated Financial Statements by $(942) million in 2009, $130 million in 2008 and $709 million in 2007. Pre-tax earnings in this table exceeded (were less than) the amounts included in our Consolidated Financial Statements by $(142) million in 2009, $(4) million in 2008 and $48 million in 2007.

Marmon

We acquired a 60% interest in Marmon Holdings, Inc. (“Marmon”) on March 18, 2008 and currently own a 64% interest. Marmon’s revenues, costs and expenses are included in our Consolidated Financial Statements beginning as of the initial acquisition date. Revenues in 2009 declined approximately 27% from 2008 (including periods in 2008 prior to our acquisition). The revenue decline in 2009 reflected the impact of the recession which led to lower customer demand across all sectors, and particularly in the Building Wire, Engineered Wire and Cable, Flow Products and Distribution Services sectors. Pre-tax earnings in 2009 declined approximately 26% from the full year of 2008 which reflects the decline in revenues, somewhat offset by a $160 million reduction in operating costs resulting from cost reduction efforts. In 2009, the Retail Store Fixtures, Food Service Equipment and Water Treatment sectors produced comparable or improved earnings with 2008 despite lower revenues. The remaining sectors experienced lower earnings in 2009 compared to 2008.

Management’s Discussion (Continued)

Manufacturing, Service and Retailing (Continued)

McLane Company

McLane Company, Inc., (“McLane”) is a wholesale distributor of grocery and non-food products to retailers, convenience stores and restaurants. McLane’s business is marked by high sales volume and very low profit margins. Revenues were $31,207 million in 2009, an increase of $1,355 million (5%) compared to 2008. The increase in revenues in 2009 reflected an 8% increase in the grocery business, partially offset by an 11% decline from the foodservice business. The revenue increases in 2009 reflected additional grocery customers as well as manufacturer price increases and state excise tax increases. Approximately one-third of McLane’s annual revenues are from Wal-Mart. A curtailment of purchasing by Wal-Mart could have a material adverse impact on McLane’s earnings.

Pre-tax earnings in 2009 increased $68 million (25%) over 2008. Earnings in 2009 included the impact of a substantial inventory price change gain associated with an increase in federal excise tax on cigarettes. Many tobacco manufacturers raised prices in anticipation of the tax increase, which allowed McLane to generate a one-time price change gain. The increase in earnings from the inventory price change gain was partially offset by a federally mandated one-time floor stock tax on related inventory held and by lower earnings from the foodservice business. The gross margin rate in 2009 was 5.72%. Cigarette excise tax inflation has a negative impact on margins by inflating gross sales while providing only marginal increases in profit since most markups are on a fixed amount per unit as opposed to a percentage of gross sales. Operating results in 2009 also benefited from lower fuel costs and operating expense control efforts.

In 2008, revenues increased $1,773 million (6%) compared to 2007, reflecting increased customers and manufacturer price increases and state excise tax increases. Pre-tax earnings in 2008 increased $44 million (19%) over 2007. The increase in earnings in 2008 was primarily attributable to the increase in sales and to a lesser degree a slight increase in gross margins. The gross margin rate was 5.91% in 2008 compared to 5.79% in 2007. The comparative increase in the gross margin rate reflected price changes related to certain categories of grocery products and the impact of a heavy liquids sales surcharge.

Shaw Industries

Shaw Industries (“Shaw”) is the world’s largest manufacturer of tufted broadloom carpets and is a full-service flooring company. Shaw’s sales volume and earnings during the last two years have been negatively impacted by the depressed residential housing market and the economic recession in the U.S.

Revenues in 2009 were $4,011 million, a decline of $1,041 million (21%) from 2008. The revenue decrease in 2009 was primarily due to an 18% reduction in year-to-date carpet sales volume. In 2009, pre-tax earnings declined $61 million (30%) from 2008. Our operating results in 2009 benefitted from lower raw material costs. However, the favorable impact of the lower material costs was more than offset by relatively higher manufacturing costs attributable to significant declines in sales volume, which decreased plant operating levels and manufacturing efficiencies and resulted in lower selling and general expense coverage. During 2009, Shaw incurred costs of $101 million related to plant closures compared to $59 million in 2008.

Revenues in 2008 declined $321 million (6%) compared to 2007, principally due to a reduction in year-to-date carpet sales volume, partially offset by higher average selling prices and revenues from business acquisitions. In 2008, pre-tax earnings declined $231 million (53%) to $205 million. The decline was attributable to both lower sales volume and higher product costs. Increases in petrochemical based raw material costs along with reduced manufacturing efficiencies caused the product cost increase. Pre-tax earnings in 2008 also included the aforementioned $59 million of charges related to plant closures.

Other manufacturing

Our other manufacturing businesses include a wide array of businesses. Included in this group are several manufacturers of building products (Acme Building Brands, Benjamin Moore, Johns Manville and MiTek) and apparel (led by Fruit of the Loom which includes the Russell athletic apparel and sporting goods business and the Vanity Fair Brands women’s intimate apparel business). Also included in this group are Forest River, a leading manufacturer of leisure vehicles, CTB International (“CTB”), a manufacturer of equipment for the livestock and agricultural industries and ISCAR Metalworking Companies (“IMC”), an industry leader in the metal cutting tools business with operations worldwide.

Management’s Discussion (Continued)

Manufacturing, Service and Retailing (Continued)

Other manufacturing (Continued)

Nearly all of the businesses in our manufacturing group experienced the adverse effects of the global economic recession in 2009 as consumers and customers cut purchases. Revenues in 2009 were $11,926 million, a decrease of $2,201 million (16%) from 2008. Revenues were lower for apparel (11%), building products (20%) and other businesses (16%) as compared to 2008. Pre-tax earnings of our other manufacturing businesses were $814 million in 2009, a decrease of $861 million (51%) versus 2008. The declines in earnings reflected the lower revenues as well as relatively higher costs resulting from lower manufacturing efficiencies. Revenues of $14,127 million in 2008 declined $332 million (2%) versus 2007. Pre-tax earnings were $1,675 million in 2008, a decline of $362 million (18%) versus 2007. Pre-tax earnings declined or were relatively unchanged in nearly all of our other manufacturing operations. All of our other manufacturing businesses have taken actions to reduce costs and reduce or delay capital spending until the economy improves.

Other service

Our other service businesses include NetJets, the world’s leading provider of fractional ownership programs for general aviation aircraft, and FlightSafety, a provider of high technology training to operators of aircraft. Among the other businesses included in this group are: TTI, a leading electronic components distributor (acquired March 2007); Business Wire, a leading distributor of corporate news, multimedia and regulatory filings; The Pampered Chef, a direct seller of high quality kitchen tools; International Dairy Queen, a licensor and service provider to about 5,800 stores that offer prepared dairy treats and food; The Buffalo News, a publisher of a daily and Sunday newspaper; and businesses that provide management and other services to insurance companies.

Revenues in 2009 were $6,585 million, a decrease of $1,850 million (22%) compared to 2008. Essentially all of our service businesses generated lower revenues in 2009, particularly at NetJets and to a lesser degree at TTI. In 2009, NetJets’ revenues declined $1,465 million (32%) versus 2008 due to a 77% decline in aircraft sales as well as lower flight operations revenues primarily due to a 19% decline in flight revenue hours. Revenues at TTI were 17% lower in 2009 than in 2008 which we attribute primarily to the economic recession.

NetJets produced a pre-tax loss in 2009 of $711 million compared to pre-tax earnings of $213 million in 2008. The pre-tax loss at NetJets in 2009 included asset writedowns and other downsizing costs of $676 million compared to $54 million of such charges in 2008. NetJets owns more planes than is required for its present level of operations and plans to dispose of selected aircraft over time provided that prices are reasonable. We do not believe at this point that further downsizing will be required. We also believe, as a result of actions taken to date, that NetJets is likely to operate at a profit in 2010, assuming there is no further deterioration in the U.S. economy or negative actions directed at the ownership of private aircraft.

Excluding the results of NetJets, our other service businesses produced pre-tax earnings of $620 million in 2009 compared to pre-tax earnings of $758 million in 2008. The negative impact of the global recession was evident on substantially all of our other service businesses.

In 2008, revenues were $8,435 million, an increase of $643 million (8%) over 2007. The inclusion of twelve months of revenues from TTI in 2008 versus nine months in 2007 accounted for over 80% of the revenue increase. Excluding the impact of TTI, other service revenues in 2008 increased 2% over 2007. Pre-tax earnings in 2008 were $971 million, relatively unchanged from 2007. The impact from the TTI acquisition and increased earnings of FlightSafety were offset by lower earnings from NetJets and The Pampered Chef.

Retailing

Our retailing operations consist of four home furnishings businesses (Nebraska Furniture Mart, R.C. Willey, Star Furniture and Jordan’s), three jewelry businesses (Borsheims, Helzberg and Ben Bridge) and See’s Candies. Retailing revenues were $2,869 million in 2009, a decrease of $235 million (8%) compared to 2008. In 2009, our home furnishings revenues declined 7% while jewelry revenues declined 12% versus 2008. Pre-tax earnings in 2009 of $161 million were relatively unchanged from 2008. See’s Candies, Star Furniture and Nebraska Furniture Mart generated increased pre-tax earnings, while in the aggregate our jewelry businesses posted a pre-tax loss. Throughout 2008 as the impact of the economic recession in the U.S. worsened, consumer spending declined and these conditions continued in 2009.

Management’s Discussion (Continued)

Manufacturing, Service and Retailing (Continued)

Retailing (Continued)

Retailing revenues were $3,104 million in 2008, a decrease of $293 million (9%) versus 2007. Pre-tax earnings of $163 million in 2008 declined $111 million (41%) compared to 2007. Seven of the eight retail operations experienced revenue declines and all eight of these operations had declines in earnings compared to 2007.

Finance and Financial Products

A summary of revenues and earnings from our finance and financial products businesses follows. Amounts are in millions.

	Revenues			Earnings
	2009	2008	2007	2009	2008	2007
Manufactured housing and finance	$3,257	$3,560	$3,665	$187	$206	$526
Furniture/transportation equipment leasing	661	773	810	14	87	111
Other	669	614	644	580	494	369

	$4,587	$4,947	$5,119

Pre-tax earnings				781	787	1,006
Income taxes and noncontrolling interests				287	308	374

				$494	$479	$632

Revenues in 2009 of our manufactured housing and finance business (Clayton Homes) declined $303 million (9%) from 2008. The decrease was primarily due to a 16% decline in units sold partially offset by higher average selling prices as a result of product mix changes and a slight increase in installment loan interest and other investment income. Revenues in 2008 declined $105 million (3%) from 2007, reflecting lower revenues from home sales and was partially offset by higher installment loan interest income. Also, revenues in 2007 included approximately $90 million from the housing communities division which was sold in the first quarter of 2008. Installment loan balances were approximately $12.3 billion as of December 31, 2009, a decline of about $300 million from December 31, 2008.

Pre-tax earnings of Clayton Homes were $187 million in 2009, a decline of $19 million (9%) from 2008. Pre-tax earnings in 2009 were negatively impacted by a $79 million increase in estimated loan loss provisions partially offset by improved margins from manufactured home sales and lower selling, general and administrative expenses arising from cost reduction efforts. Pre-tax earnings in 2008 declined $320 million (61%) from 2007. Earnings in 2008 included a $125 million increase in estimated loan loss provisions, $25 million of losses arising from Hurricanes Gustav and Ike and $38 million in losses from asset writedowns and plant closure costs. In both years overall operating results were negatively impacted by declines in home sales, increased borrowing costs and higher levels of borrowings.

Revenues and pre-tax earnings from our furniture/transportation equipment leasing businesses in 2009 declined $112 million (14%) and $73 million (84%), respectively, compared to 2008. The declines primarily reflected lower rental income driven by relatively low utilization rates for over-the-road trailer and storage units, and lower furniture rentals. Significant cost components of this business are fixed (depreciation and facility expenses), so earnings declined disproportionately to revenues. Revenues and pre-tax earnings for 2008 decreased $37 million (5%) and $24 million (22%), respectively, as compared to 2007, primarily for the reasons previously stated.

Revenues and earnings of Clayton Homes and the furniture/transportation equipment leasing businesses have been negatively affected by the economic recession as well as the credit crisis. Our manufactured housing loan programs are currently at a competitive disadvantage to the traditional single family mortgage market, which is currently receiving favorable interest rate subsidies from the U.S. government through government agency insured mortgages. Unlike site-built homes, very few factory-built homes qualify for these mortgages. This has produced a negative impact on manufactured housing construction and sales. However, even under these conditions, we believe Clayton Homes will continue to operate profitably.

Earnings from our other finance business activities include investment income earned from a portfolio of fixed maturity and equity investments held by certain finance subsidiaries; interest earned from a small portfolio of long-held commercial real estate loans; net interest earned from an annuity insurance business, whose earnings primarily consist of the net interest accruing on interest bearing assets and liabilities; and earnings from an interest rate spread over the cost of Berkshire Hathaway Finance Corporation borrowing costs charged to and reflected in Clayton Homes’ earnings.

Management’s Discussion (Continued)

Finance and Financial Products (Continued)

Revenues and pre-tax earnings of other finance business activities in 2009 increased $55 million (9%) and $86 million (17%), respectively, due primarily to increased investment income earned from our acquisitions of higher yielding fixed maturity and equity investments, including portions of our acquisitions of Goldman Sachs and Wrigley securities.

Investment and Derivative Gains/Losses

A summary of investment and derivative gains and losses and other-than-temporary impairment losses on investments follows. Amounts are in millions.

	2009	2008	2007
Investment gains/losses from –
Sales and other disposals of investments –
Insurance and other	$277	$912	$5,308
Finance and financial products	110	6	187
Other-than-temporary impairment losses on investments	(3,155)	(1,813)	—
Other	(69)	255	103

	(2,837)	(640)	5,598

Derivative gains/losses from –
Credit default contracts	789	(1,774)	127
Equity index put option contracts	2,713	(5,028)	(283)
Other derivative contracts	122	(19)	67

	3,624	(6,821)	(89)

Gains/losses before income taxes and noncontrolling interests	787	(7,461)	5,509
Income taxes and noncontrolling interests	301	(2,816)	1,930

Net gains/losses	$486	$(4,645)	$3,579

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

The recognition of an other-than-temporary impairment loss results in reductions in the cost basis of the investment, but not a reduction in fair value. Although we have recorded other-than-temporary impairment losses in earnings, we may continue to hold positions in most of these securities. The recognition of such losses does not necessarily indicate that sales are imminent or planned and sales ultimately may not occur. We use no bright line tests in determining whether impairments are temporary or other than temporary. We consider several factors in determining impairment losses including the current and expected long-term business prospects of the issuer, the length of time and relative magnitude of the price decline and our ability and intent to hold the investment until the price recovers.

Other-than-temporary impairment losses in 2009 predominantly relate to a first quarter charge with respect to our investment in ConocoPhillips common stock. The market price of ConocoPhillips shares declined sharply over the last half of 2008. In 2009, we sold over half of the ConocoPhillips position we held at the end of 2008. Since a significant portion of the decline in the market value of our investment in ConocoPhillips occurred during the last half of 2008, a significant portion of the other-than-temporary impairment losses recorded in earnings in the first quarter of 2009 were recognized in other comprehensive income as of December 31, 2008.

Other-than-temporary impairment losses recorded in 2008 (approximately $1.8 billion) were primarily related to investments in twelve equity securities. The unrealized losses in these securities generally ranged from 40% to 90% of cost. After reviewing these investments, we concluded that there was considerable uncertainty in the business prospects of these companies and thus greater uncertainty on the recoverability of the cost of the security.

Management’s Discussion (Continued)

Investment and Derivative Gains/Losses (Continued)

With respect to equity securities with gross unrealized losses at December 31, 2009 and where other-than-temporary impairments were not recorded at December 31, 2009, approximately 90% of the losses were concentrated in four issuers. Unrealized losses were no greater than 30% of cost. In our judgment, the future earnings potential and underlying business economics of these companies are favorable and as of December 31, 2009, we possessed the ability and intent to hold these securities until their prices recover. Changing market conditions and other facts and circumstances may change the business prospects of these issuers as well as our ability and intent to hold these securities until the prices recover. Accordingly, we may record other-than-temporary impairment charges in future periods with respect to one or more of these securities.

Derivative gains/losses primarily represent the changes in fair value of our credit default and equity index put option contracts. Changes in the fair values of these contracts are reflected in earnings and can be significant, reflecting the volatility of equity and credit markets. We do not view the periodic gains or losses from the changes in fair value as meaningful given the volatile nature of equity and credit markets over short periods of time, particularly with respect to equity index put option contracts.

The fair values of our credit default contracts are impacted by changes in credit default spreads, which have been volatile in recent periods. In the first quarter of 2009, we increased our estimates of credit default liabilities, which produced a pre-tax loss of approximately $1.35 billion. This loss resulted from several corporate defaults and the widening of credit default spreads, primarily with respect to the underlying non-investment grade issuers included in our high yield contracts. These non-investment grade issuers are typically highly leveraged and therefore dependent on having ongoing access to the capital markets. The freezing of the credit markets in late 2008 and early 2009 was particularly detrimental to these issuers. As a result, there were a number of defaults in 2009 and we made loss payments of approximately $1.9 billion. Over the last nine months of 2009, credit default spreads narrowed significantly and the estimated values of our liabilities declined resulting in pre-tax gains of approximately $2.14 billion.

The losses from our credit default contracts in 2008 derived primarily from increases in the fair value of our liabilities due to a significant widening of credit default spreads during the fourth quarter of 2008. The estimated fair value of credit default contracts at December 31, 2008 was $4.1 billion, an increase of $2.3 billion from December 31, 2007. The year-to-date increase included fair value pre-tax losses of $1.8 billion and premiums from contracts entered into in 2008 of $633 million, partially offset by loss payments of $152 million.

In 2009, our gains on equity index put option contracts were $2.7 billion, compared to losses of $5.0 billion in 2008. The gains in 2009 reflected increases in the underlying equity indexes ranging from approximately 19% to 23%, partially offset by the impact of a weaker U.S. Dollar on non-U.S. contracts and lower interest rates. These factors combined to produce a decrease in our estimated liabilities. The losses in 2008 reflected declines of between 30% and 45% in underlying indexes. During the fourth quarter of 2008, these indexes declined between 10% and 22%. Our ultimate payment obligations, if any, under equity index put option contracts will be determined as of the contract expiration dates, which begin in 2018. As previously noted, we do not believe that the gains or losses reflected in earnings in the past two years to be meaningful relative to evaluating our ultimate payment obligations, if any. There have been no loss payments to date.

Financial Condition

Our balance sheet continues to reflect significant liquidity and financial strength. Our consolidated shareholders’ equity increased $21.8 billion during 2009 to $131.1 billion at December 31, 2009. Our consolidated cash and invested assets, excluding assets of utilities and energy and finance and financial products businesses, was approximately $146.0 billion at December 31, 2009 (including cash and cash equivalents of $27.9 billion) and $118.9 billion at December 31, 2008 (including cash and cash equivalents of $24.3 billion). Our invested assets are held predominantly in our insurance businesses.

In 2009, we acquired a 12% convertible perpetual security issued by Swiss Re for $2.7 billion, an 8.5% Cumulative Convertible Perpetual Preferred Stock of Dow for $3 billion and senior notes of Wrigley due in 2013 and 2014 for $1.0 billion. Investment income generated by these investments will greatly exceed income currently earned on short-term investments.

Management’s Discussion (Continued)

Financial Condition (Continued)

Notes payable and other borrowings of our insurance and other businesses declined $630 million in 2009 to approximately $3.7 billion at December 31. The decline was primarily due to a combination of term debt maturities and a reduction in short-term borrowings.

On February 12, 2010, we completed the acquisition of BNSF by acquiring the outstanding shares of BNSF that we did not already own for aggregate consideration of approximately $26.5 billion ($100 per BNSF share). The aggregate consideration consisted of a combination of $15.9 billion in cash and about 95,000 equivalent Class A shares of Berkshire common stock. In connection with the BNSF acquisition, we issued $8.0 billion aggregate par amount of senior notes consisting of $2.0 billion par amount of notes due in 2011; $1.7 billion par amount of notes due in 2012; $2.6 billion par amount of notes due in 2013; and $1.7 billion par amount of notes due in 2015. In connection with its railroad operations, BNSF regularly issues debt to finance capital expenditures and for other corporate purposes. We expect this practice to continue after our acquisition. As of December 31, 2009, BNSF had debt outstanding of about $10.3 billion. We do not intend to provide guarantees on BNSF debt outstanding at the acquisition date or issued in the future.

Capital expenditures of our utilities and energy businesses in 2009 were approximately $3.4 billion and are currently forecasted to be approximately $2.6 billion in 2010. We expect MidAmerican and its operating subsidiaries to fund future capital expenditures with cash flows from operations and debt proceeds. MidAmerican’s borrowings were $19.6 billion at December 31, 2009, an increase of $434 million from December 31, 2008. MidAmerican and its operating subsidiaries currently have no significant debt maturities until 2011, when about $1.1 billion matures. We have committed until February 28, 2011 to provide up to $3.5 billion of additional capital to MidAmerican to permit the repayment of its debt obligations or to fund its regulated utility subsidiaries. Berkshire does not intend to guarantee the repayment of debt by MidAmerican or any of its subsidiaries.

Assets of the finance and financial products businesses, which consisted primarily of loans and finance receivables, fixed maturity securities, other investments and cash and cash equivalents, were approximately $29.0 billion as of December 31, 2009 and $27.1 billion at December 31, 2008. Our finance and financial products liabilities were $26.4 billion as of December 31, 2009 and $30.7 billion at December 31, 2008. The decline in liabilities was primarily attributable to a decrease of $5.3 billion in derivative contract liabilities. As of December 31, 2009, notes payable and other borrowings of $14.6 billion included approximately $12.1 billion par amount of medium-term notes issued by Berkshire Hathaway Finance Corporation (“BHFC”), a wholly-owned finance subsidiary of Berkshire. The BHFC notes that were outstanding at December 31, 2009, are unsecured and mature at various dates between 2010 and 2018. The proceeds from the medium-term notes were used to finance originated and acquired loans of Clayton Homes. The full and timely payment of principal and interest on the notes is guaranteed by Berkshire. In January 2010, BHFC repaid $1.5 billion of its maturing notes and issued new notes consisting of $250 million par amount due in 2012 and $750 million par amount due in 2040.

During 2008 and continuing into the first part of 2009, access to credit markets became limited as a consequence of the worldwide credit crisis. As a result, interest rates for investment grade corporate issuers increased relative to government obligations, even for companies with strong credit histories and ratings. However, we believe that the credit crisis has abated and interest rates for investment grade issuers relative to government obligations have declined. Nevertheless, restricted access to credit markets at affordable rates in the future could have a significant negative impact on our operations, particularly the utilities and energy and the finance and financial products operations. We believe we currently maintain ample liquidity to cover our existing contractual obligations and provide for contingent liquidity needs.

Contractual Obligations

We regularly enter into contracts, which obligate us to make cash payments to counterparties in future periods. Contractual obligations arise under financing and other agreements, which are reflected in our Consolidated Financial Statements and other long-term contracts to acquire goods or services in the future, which are not currently reflected in our financial statements. Such obligations, including future minimum rentals under operating leases, will be reflected in future periods as the goods are delivered or services provided. Amounts due as of the balance sheet date for purchases where the goods and services have been received and a liability incurred are not included to the extent that such amounts are due within one year of the balance sheet date.

The obligations of our insurance businesses to make payments of losses and loss adjustment expenses arising under property and casualty insurance contracts are estimates. The timing and amount of such payments are contingent upon the outcome of claim settlement activities that will occur over many years. The amounts presented in the following table were

Management’s Discussion (Continued)

Contractual Obligations (Continued)

estimated based upon past claim settlement activities and therefore are subject to significant estimation error. The factors affecting the ultimate amount of claims are discussed in the following section regarding our critical accounting policies. Although certain insurance losses and loss adjustment expenses are ceded to and recoverable from others under reinsurance contracts, such recoverables are not reflected in the table.

A summary of contractual obligations as of December 31, 2009 follows. Amounts are in millions.

	Estimated payments due by period
	Total	2010	2011-2012	2013-2014	After 2014
Notes payable and other borrowings (1)	$60,760	$6,394	$10,562	$8,360	$35,444
Operating leases	2,986	577	840	520	1,049
Purchase obligations	16,689	5,628	3,711	3,339	4,011
Unpaid losses and loss expenses (2)	61,889	13,423	14,546	8,072	25,848
Other	24,848	1,619	2,685	2,599	17,945

Total	$167,172	$27,641	$32,344	$22,890	$84,297

(1)	Includes interest.

(2)	Before reserve discounts of $2,473 million.

Critical Accounting Policies

Certain accounting policies require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized in our financial statements from such estimates are necessarily based on numerous assumptions involving varying and potentially significant degrees of judgment and uncertainty. Accordingly, the amounts currently reflected in our financial statements will likely increase or decrease in the future as additional information becomes available.

Property and casualty losses

A summary of our consolidated liabilities for unpaid property and casualty losses is presented in the table below. Except for certain workers’ compensation reserves, liabilities for unpaid property and casualty losses (referred to in this section as “gross unpaid losses”) are reflected in the Consolidated Balance Sheets without discounting for time value, regardless of the length of the claim-tail. Amounts are in millions.

	Gross unpaid losses		Net unpaid losses *
	Dec. 31, 2009	Dec. 31, 2008	Dec. 31, 2009	Dec. 31, 2008
GEICO	$8,561	$7,336	$8,211	$7,012
General Re	17,594	18,241	16,170	17,235
BHRG	28,109	26,179	23,145	21,386
Berkshire Hathaway Primary Group	5,152	4,864	4,774	4,470

Total	$59,416	$56,620	$52,300	$50,103

*	Net of reinsurance recoverable and deferred charges on reinsurance assumed and before foreign currency translation effects.

We record liabilities for unpaid losses and loss adjustment expenses under property and casualty insurance and reinsurance contracts based upon estimates of the ultimate amounts payable under the contracts with respect to losses occurring on or before the balance sheet date. The timing and amount of loss payments is subject to a great degree of variability and is contingent upon, among other things, the timing of claim reporting from insureds and cedants and the determination of the ultimate amount through the loss adjustment process. A variety of techniques are used in establishing the liabilities for unpaid losses. Regardless of the techniques used, significant judgments and assumptions are necessary in projecting the ultimate amounts payable in the future. As a result, uncertainties are imbedded in and permeate the actuarial loss reserving techniques and processes used.

Management’s Discussion (Continued)

Property and casualty losses (Continued)

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

We utilize loss reserving techniques that are believed to best fit the particular business. Additional information regarding reserving processes of our significant insurance businesses (GEICO, General Re and BHRG) follows.

GEICO

GEICO’s gross unpaid losses and loss adjustment expense reserves as of December 31, 2009 were $8,561 million. As of December 31, 2009, gross reserves included $6,187 million of reported average, case and case development reserves and $2,374 million of IBNR reserves. GEICO predominantly writes private passenger auto insurance which has a relatively short claim-tail. The key assumptions affecting the setting of our reserves include projections of ultimate claim counts (“frequency”) and average loss per claim (“severity”), which includes loss adjustment expenses.

Our reserving methodologies produce reserve estimates based upon the individual claims (or a “ground-up” approach), which yields an aggregate estimate of the ultimate losses and loss adjustment expenses. Ranges of loss estimates are not determined in the aggregate.

Our actuaries establish and evaluate unpaid loss reserves using recognized standard actuarial loss development methods and techniques. The significant reserve components (and percentage of gross reserves) are: (1) average reserves (20%), (2) case and case development reserves (55%) and (3) IBNR reserves (25%). Each component of loss reserves is affected by the expected frequency and average severity of claims. Such amounts are analyzed using statistical techniques on historical claims data and adjusted when appropriate to reflect perceived changes in loss patterns. Data is analyzed by policy coverage, rated state, reporting date and occurrence date, among other factors. A brief discussion of each reserve component follows.

We establish average reserve amounts for reported auto damage claims and new liability claims prior to the development of an individual case reserve. The average reserves are established as a reasonable estimate for incurred claims for which our claims adjusters have insufficient time and information to make specific claim estimates and for a large number of minor physical damage claims that are paid within a relatively short time after being reported. Average reserve amounts are driven by the estimated average severity per claim and the number of new claims opened.

Our claims adjusters generally establish individual liability claim case loss and loss adjustment expense reserve estimates as soon as the specific facts and merits of each claim can be evaluated. Case reserves represent the amounts that in the judgment of the adjusters are reasonably expected to be paid in the future to completely settle the claim, including expenses. Individual case reserves are revised as more information becomes known.

For most liability coverages, case reserves alone are an insufficient measure of the ultimate cost due in part to the longer claim-tail, the greater chance of protracted litigation and the incompleteness of facts available at the time the case reserve is established. Therefore, we establish additional case development reserve estimates, which are usually percentages of the case reserve. As of December 31, 2009, case development reserves averaged approximately 20% of total established case reserves. In general, case development factors are selected by a retrospective analysis of the overall adequacy of historical case reserves. Case development factors are reviewed and revised periodically.

For unreported claims, IBNR reserve estimates are calculated by first projecting the ultimate number of claims expected (reported and unreported) for each significant coverage by using historical quarterly and monthly claim counts to develop

Management’s Discussion (Continued)

Property and casualty losses (Continued)

GEICO (Continued)

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

For each of GEICO’s major coverages, we test the adequacy of the total loss reserves using one or more actuarial projections based on claim closure models, paid loss triangles and incurred loss triangles. Each type of projection analyzes loss occurrence data for claims occurring in a given period and projects the ultimate cost.

Loss reserve estimates recorded at the end of 2008 developed downward by $194 million when reevaluated through December 31, 2009, producing a corresponding increase to pre-tax earnings in 2009. These downward reserve developments represented approximately 1% of earned premiums in 2009 and approximately 2.6% of the prior year-end reserve amount. Reserving assumptions at December 31, 2009 were modified appropriately to reflect the most recent frequency and severity results. Future reserve development will depend on whether actual frequency and severity are more or less than anticipated.

Within the automobile line of business, reserves for liability coverages are more uncertain due to the longer claim-tails. Approximately 90% of GEICO’s reserves as of December 31, 2009 were for automobile liability, of which bodily injury (“BI”) coverage accounted for approximately 55%. We believe it is reasonably possible that the average BI severity will change by at least one percentage point from the severity used. If actual BI severity changes one percentage point from what was used in establishing the reserves, our reserves would develop up or down by approximately $124 million resulting in a corresponding decrease or increase in pre-tax earnings. Many of the same economic forces that would likely cause BI severity to be different from expected would likely also cause severities for other injury coverages to differ in the same direction.

Our exposure in GEICO to highly uncertain losses is believed to be limited to certain commercial excess umbrella policies written during a period from 1981 to 1984. Remaining reserves associated with such exposure are currently a relatively insignificant component of GEICO’s total reserves (approximately 2%) and there is minimal apparent asbestos or environmental liability exposure. Related claim activity over the past year was insignificant.

General Re and BHRG

Property and casualty loss reserves of our General Re and BHRG underwriting units derive primarily from assumed reinsurance. Additional uncertainties are unique to loss reserving processes for reinsurance. The nature, extent, timing and perceived reliability of information received from ceding companies varies widely depending on the type of coverage, the contractual reporting terms (which are affected by market conditions and practices) and other factors. Due to the lack of standardization of contract terms and conditions, the wide variability of coverage needs of individual clients and the tendency for those needs to change rapidly in response to market conditions, the ongoing economic impact of such uncertainties, in and of themselves, cannot be reliably measured.

The nature and extent of loss information provided under many facultative, per occurrence excess contracts or retroactive contracts may not differ significantly from the information received under a primary insurance contract. This occurs when company personnel either work closely with the ceding company in settling individual claims or manage the claims themselves. Loss information from aggregate excess-of-loss contracts, including catastrophe losses and quota-share treaties, is often less detailed. Occasionally, loss information is reported in summary format rather than on an individual claim basis. Loss data is provided through periodic reports and may include the amount of ceded losses paid where reimbursement is sought as well as case loss reserve estimates. Ceding companies infrequently provide IBNR estimates to reinsurers.

Each of our reinsurance businesses has established practices to identify and gather needed information from clients. These practices include, for example, comparison of expected premiums to reported premiums to help identify delinquent client periodic reports and claim reviews to facilitate loss reporting and identify inaccurate or incomplete claim reporting. These practices are periodically evaluated and changed as conditions, risk factors and unanticipated areas of exposures are identified.

Management’s Discussion (Continued)

Property and casualty losses (Continued)

General Re and BHRG (Continued)

The timing of claim reporting to reinsurers is delayed in comparison with primary insurance. In some instances there are multiple reinsurers assuming and ceding parts of an underlying risk causing multiple contractual intermediaries between us and the primary insured. In these instances, the delays in reporting can be compounded. The relative impact of reporting delays on the reinsurer varies depending on the type of coverage, contractual reporting terms and other factors. Contracts covering casualty losses on a per occurrence excess basis may experience longer delays in reporting due to the length of the claim-tail as regards to the underlying claim. In addition, ceding companies may not report claims to the reinsurer until they believe it is reasonably possible that the reinsurer will be affected, usually determined as a function of its estimate of the claim amount as a percentage of the reinsurance contract retention. However, the timing of reporting large per occurrence excess property losses or property catastrophe losses may not vary significantly from primary insurance.

Under contracts where periodic premium and claims reports are required from ceding companies, such reports are generally required at quarterly intervals which in the U.S. range from 30 to 90 days after the end of the accounting period. Outside the U.S., reinsurance reporting practices vary. In certain countries clients report annually, often 90 to 180 days after the end of the annual period. The different client reporting practices generally do not result in a significant increase in risk or uncertainty as the actuarial reserving methodologies are adjusted to compensate for the delays.

Premium and loss data is provided to us through at least one intermediary (the primary insurer), so there is a risk that the loss data provided is incomplete, inaccurate or outside the coverage terms. Information provided by ceding companies is reviewed for completeness and compliance with the contract terms. Reinsurance contracts generally allow us to have access to the cedant’s books and records with respect to the subject business and provide us the ability to conduct audits to determine the accuracy and completeness of information. Audits are conducted as we deem them appropriate.

In the normal course of business, disputes with clients occasionally arise concerning whether certain claims are covered under the reinsurance policies. We resolve most coverage disputes through the involvement of our claims department personnel and the appropriate client personnel or by independent outside counsel. If disputes cannot be resolved, our contracts generally specify whether arbitration, litigation, or alternative dispute resolution will be invoked. There are no coverage disputes at this time for which an adverse resolution would likely have a material impact on our consolidated results of operations or financial condition.

In summary, the scope, number and potential variability of assumptions required in estimating ultimate losses from reinsurance contracts are more uncertain than primary property and casualty insurance due to the factors previously discussed.

General Re

General Re’s gross and net unpaid losses and loss adjustment expenses and gross reserves by major line of business as of December 31, 2009 are summarized below. Amounts are in millions.

Type		Line of business
Reported case reserves	$9,355	Workers’ compensation (1)	$3,076
IBNR reserves	8,239	Professional liability (2)	1,314

Gross reserves	17,594	Mass tort–asbestos/environmental	1,738
Ceded reserves and deferred charges	(1,424)	Auto liability	3,076

Net reserves	$16,170	Other casualty (3)	2,968

		Other general liability	2,890
		Property	2,532

		Total	$17,594

(1)	Net of discounts of $2,473 million.

(2)	Includes directors and officers and errors and omissions coverage.

(3)	Includes medical malpractice and umbrella coverage.

Management’s Discussion (Continued)

Property and casualty losses (Continued)

General Re (Continued)

The discussion that follows describes our process of establishing loss reserve estimates at General Re. Our loss reserve estimation process is based upon a ground-up approach, beginning with case estimates and supplemented by additional case reserves (“ACRs”) and IBNR reserves. Critical judgments in establishing loss reserves involve the establishment of ACRs by claim examiners, the expectation of ultimate loss ratios which drive IBNR reserve amounts and comparison of case reserve reporting trends to the expected loss reporting patterns. Recorded reserve amounts are subject to “tail risk” where reported losses develop beyond the maximum expected loss emergence pattern time period.

We do not routinely determine loss reserve ranges because we believe that the techniques necessary have not sufficiently developed and the myriad of assumptions required render such resulting ranges to be unreliable. In addition, counts of claims or average amounts per claim are not utilized because clients do not consistently provide reliable data in sufficient detail.

Upon notification of a reinsurance claim from a ceding company, our claim examiners make independent evaluations of loss amounts. In some cases, examiners’ estimates differ from amounts reported by ceding companies. If the examiners’ estimates are significantly greater than the ceding company’s estimates, the claims are further investigated. If deemed appropriate, ACRs are established above the amount reported by the ceding company. As of December 31, 2009, ACRs aggregated $3.0 billion before discounts and were concentrated in workers’ compensation reserves, and to a lesser extent in professional liability reserves. Our examiners also periodically conduct detailed claim reviews of individual clients and case reserves are often increased as a result. In 2009, we conducted about 330 claim reviews.

Our actuaries classify all loss and premium data into segments (“reserve cells”) primarily based on product (e.g., treaty, facultative and program) and line of business (e.g., auto liability, property, etc.). For each reserve cell, premiums and losses are aggregated by accident year, policy year or underwriting year (depending on client reporting practices) and analyzed over time. We internally refer to these loss aggregations as loss triangles, which serve as the primary basis for our IBNR reserve calculations. We review over 300 reserve cells for our North American business and approximately 900 reserve cells with respect to our international business.

We use loss triangles to determine the expected case loss emergence patterns for most coverages and, in conjunction with expected loss ratios by accident year, loss triangles are further used to determine IBNR reserves. While additional calculations form the basis for estimating the expected loss emergence pattern, the determination of the expected loss emergence pattern is not strictly a mechanical process. In instances where the historical loss data is insufficient, we use estimation formulas along with reliance on other loss triangles and judgment. Factors affecting our loss development triangles include but are not limited to the following: changes in client claims practices, changes in claim examiners’ use of ACRs or the frequency of client company claim reviews, changes in policy terms and coverage (such as client loss retention levels and occurrence and aggregate policy limits), changes in loss trends and changes in legal trends that result in unanticipated losses, as well as other sources of statistical variability. Collectively, these factors influence the selection of the expected loss emergence patterns.

We select expected loss ratios by reserve cell, by accident year, based upon reviewing forecasted losses and indicated ultimate loss ratios that are predicted from aggregated pricing statistics. Indicated ultimate loss ratios are calculated using the selected loss emergence pattern, reported losses and earned premium. If the selected emergence pattern is not accurate, then the indicated ultimate loss ratios may not be accurate, which can affect the selected loss ratios and hence the IBNR reserve. As with selected loss emergence patterns, selecting expected loss ratios is not a strictly mechanical process and judgment is used in the analysis of indicated ultimate loss ratios and department pricing loss ratios.

We estimate IBNR reserves by reserve cell, by accident year, using the expected loss emergence patterns and the expected loss ratios. The expected loss emergence patterns and expected loss ratios are the critical IBNR reserving assumptions and are updated annually. Once the annual IBNR reserves are determined, our actuaries calculate expected case loss emergence for the upcoming calendar year. These calculations do not involve new assumptions and use the prior year-end expected loss emergence patterns and expected loss ratios. The expected losses are then allocated into interim estimates that are compared to actual reported losses in the subsequent year. This comparison provides a test of the adequacy of prior year-end IBNR reserves and forms the basis for possibly changing IBNR reserve assumptions during the course of the year.

In 2009, for prior years’ workers’ compensation losses, our reported claims were less than expected claims by about $186 million. However, further analysis of the workers’ compensation reserve cells by segment indicated the need for additional IBNR. These developments precipitated about $133 million of a net increase in nominal IBNR reserve estimates for unreported

Management’s Discussion (Continued)

Property and casualty losses (Continued)

General Re (Continued)

occurrences. After deducting $148 million for the change in net reserve discounts during the year, workers’ compensation losses from prior years reduced pre-tax earnings in 2009 by $95 million. To illustrate the sensitivity of changes in expected loss emergence patterns and expected loss ratios for our significant excess-of-loss workers’ compensation reserve cells, an increase of ten points in the tail of the expected emergence pattern and an increase of ten percent in the expected loss ratios would produce a net increase in our nominal IBNR reserves of approximately $704 million and $408 million on a discounted basis as of December 31, 2009. The increase in discounted reserves would produce a corresponding decrease in pre-tax earnings. We believe it is reasonably possible for the tail of the expected loss emergence patterns and expected loss ratios to increase at these rates.

Our other casualty and general liability reported losses (excluding mass tort losses) were favorable in 2009 relative to expectations. Casualty losses tend to be long-tail and it should not be assumed that favorable loss experience in a given year means that loss reserve amounts currently established will continue to develop favorably. For our significant other casualty and general liability reserve cells (including medical malpractice, umbrella, auto and general liability), an increase of five points in the tails of the expected emergence patterns and an increase of five percent in expected loss ratios (one percent for large international proportional reserve cells) would produce a net increase in our nominal IBNR reserves and a corresponding reduction in pre-tax earnings of approximately $922 million. We believe it is reasonably possible for the tail of the expected loss emergence patterns and expected loss ratios to increase at these rates in any of the individual aforementioned reserve cells. However, given the diversification in worldwide business, more likely outcomes are believed to be less than $922 million.

Our property losses were lower than expected in 2009 but the nature of property loss experience tends to be more volatile because of the effect of catastrophes and large individual property losses. In response to favorable claim developments and another year of information, estimated remaining World Trade Center losses were reduced by $17 million.

In certain reserve cells within excess directors and officers and errors and omissions (“D&O and E&O”) coverages, IBNR reserves are based on estimated ultimate losses without consideration of expected emergence patterns. These cells often involve a spike in loss activity arising from recent industry developments making it difficult to select an expected loss emergence pattern. For our large D&O and E&O reserve cells an increase of ten points in the tail of the expected emergence pattern (for those cells where emergence patterns are considered) and an increase of ten percent in the expected loss ratios would produce a net increase in nominal IBNR reserves and a corresponding reduction in pre-tax earnings of approximately $220 million. We believe it is reasonably possible for the tail of the expected loss emergence patterns and expected loss ratios to increase at these rates.

Overall industry-wide loss experience data and informed judgment are used when internal loss data is of limited reliability, such as in setting the estimates for mass tort, asbestos and hazardous waste (collectively, “mass tort”) claims. Unpaid mass tort reserves at December 31, 2009 were approximately $1.7 billion gross and $1.3 billion net of reinsurance. Such reserves were approximately $1.8 billion gross and $1.2 billion net of reinsurance as of December 31, 2008. Mass tort net claims paid were about $87 million in 2009. In 2009, ultimate loss estimates for asbestos and environmental claims were increased by $83 million. In addition to the previously described methodologies, we consider “survival ratios” based on net claim payments in recent years versus net unpaid losses as a rough guide to reserve adequacy. The survival ratio based on claims payments made over the last three years was approximately 14.5 years as of December 31, 2009. The insurance industry’s comparable survival ratio for asbestos and pollution reserves was approximately 8 years. Estimating mass tort losses is very difficult due to the changing legal environment. Although such reserves are believed to be adequate, significant reserve increases may be required in the future if new exposures or claimants are identified, new claims are reported or new theories of liability emerge.

Management’s Discussion (Continued)

Property and casualty losses (Continued)

BHRG

BHRG’s unpaid losses and loss adjustment expenses as of December 31, 2009 are summarized as follows. Amounts are in millions.

	Property	Casualty	Total
Reported case reserves	$1,524	$2,669	$4,193
IBNR reserves	1,889	4,054	5,943
Retroactive	—	17,973	17,973

Gross reserves	$3,413	$24,696	28,109

Deferred charges and ceded reserves			(4,964)

Net reserves			$23,145

A discussion of our loss reserve estimation processes used by our BHRG underwriting unit follows. In general, the methodologies we use to establish loss reserves vary widely and encompass many of the common methodologies employed in the actuarial field today. Certain traditional methodologies such as paid and incurred loss development techniques, incurred and paid loss Bornhuetter-Ferguson techniques and frequency and severity techniques are utilized as well as ground-up techniques where appropriate. Additional judgments must also be employed to consider changes in contract conditions and terms as well as the incidence of litigation or legal and regulatory change.

As of December 31, 2009, our gross loss reserves related to retroactive reinsurance policies were predominantly casualty losses. Our retroactive policies include excess-of-loss contracts, in which losses (relating to loss events occurring before a specified date on or before the contract date) above a contractual retention are indemnified or contracts that indemnify all losses paid by the counterparty after the policy effective date. We paid retroactive reinsurance losses and loss adjustment expenses of $1.1 billion in 2009. The classification “reported case reserves” has no practical analytical value with respect to retroactive policies since the amount is often derived from reports in bulk from ceding companies, who may have inconsistent definitions of “case reserves.” We review and establish loss reserve estimates, including estimates of IBNR reserves, in the aggregate by contract.

In establishing retroactive reinsurance reserves, we often analyze historical aggregate loss payment patterns and project losses into the future under various scenarios. The claim-tail is expected to be very long for many policies and may last several decades. We assign judgmental probability factors to these aggregate loss payment scenarios and an expectancy outcome is determined. We monitor claim payment activity and review ceding company reports and other information concerning the underlying losses. Since the claim-tail is expected to be very long for such contracts, we reassess expected ultimate losses as significant events related to the underlying losses are reported or revealed during the monitoring and review process. During 2009, retroactive reserves developed upward by approximately $420 million.

Our liabilities for environmental, asbestos, and latent injury losses and loss adjustment expenses are presently concentrated within retroactive reinsurance contracts. Reserves for such losses were approximately $9.1 billion at December 31, 2009 and $9.2 billion at December 31, 2008. We paid losses in 2009 attributable to these exposures of approximately $600 million. BHRG, as a reinsurer, does not regularly receive reliable information regarding asbestos, environmental and latent injury claims from all ceding companies on a consistent basis, particularly with respect to multi-line treaty or aggregate excess-of-loss policies. Periodically, we conduct a ground-up analysis of the underlying loss data of the reinsured to make an estimate of ultimate reinsured losses. When detailed loss information is unavailable, our estimates can only be developed by applying recent industry trends and projections to aggregate client data. Judgments in these areas necessarily include the stability of the legal and regulatory environment under which these claims will be adjudicated. Potential legal reform and legislation could also have a significant impact on establishing loss reserves for mass tort claims in the future.

The maximum losses payable under our retroactive policies are not expected to exceed approximately $29 billion as of December 31, 2009. Absent significant judicial or legislative changes affecting asbestos, environmental or latent injury exposures, we currently believe it unlikely that unpaid losses as of December 31, 2009 ($18.0 billion) will develop upward to the maximum loss payable or downward by more than 15%.

Management’s Discussion (Continued)

Property and casualty losses (Continued)

BHRG (Continued)

A significant number of our reinsurance contracts are expected to have a low frequency of claim occurrence combined with a potential for high severity of claims. These include property losses from catastrophes, terrorism and aviation risks under catastrophe and individual risk contracts. Loss reserves related to catastrophe and individual risk contracts were approximately $1.1 billion at December 31, 2009, a decline of about $200 million from December 31, 2008. In 2009 and 2008, loss reserves for prior years’ events declined by approximately $280 million and $200 million, respectively, which produced corresponding increases to pre-tax earnings each year. Reserving techniques for catastrophe and individual risk contracts generally rely more on a per-policy assessment of the ultimate cost associated with the individual loss event rather than with an analysis of the historical development patterns of past losses. Catastrophe loss reserves are provided when it is probable that an insured loss has occurred and the amount can be reasonably estimated. Absent litigation affecting the interpretation of coverage terms, the expected claim-tail is relatively short and thus the estimation error in the initial reserve estimates usually emerges within 24 months after the loss event.

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

Derivative contract liabilities

Our Consolidated Balance Sheets include significant amounts of derivative contract liabilities that are measured at fair value. Our significant derivative contract exposures are concentrated in credit default and equity index put option contracts. These contracts were primarily entered into in over-the-counter markets and certain elements in the terms and conditions of such contracts are not standardized. In particular, we are not required to post collateral under most of our contracts. Furthermore, there is no source of independent data available to us showing trading volume and actual prices of completed transactions. As a result, the values of these liabilities are primarily based on valuation models, discounted cash flow models or other valuation techniques that are believed to be used by market participants. Such models or other valuation techniques may use inputs that are observable in the marketplace, while others are unobservable. Unobservable inputs require us to make certain projections and assumptions about the information that would be used by market participants in establishing prices. Considerable judgment may be required in making assumptions, including the selection of interest rates, default and recovery rates and volatility. Changes in assumptions may have a significant effect on values. For these reasons, we classify our credit default and equity index put option contracts as Level 3 measurements under GAAP.

The fair values of our high yield credit default contracts are primarily based on indications of bid/ask pricing data. The bid/ask data represents non-binding indications of prices for which similar contracts would be exchanged. Pricing data for the high yield index contracts is obtained from one to three sources depending on the particular index. For the single name and municipal issuer credit default contracts, our fair values are generally based on credit default spread information obtained from a widely used reporting source. We monitor and review pricing data for consistency as well as reasonableness with respect to current market conditions. We generally base estimated fair value on the ask prices (the average of such prices if more than one indication is obtained). We make no significant adjustments to the pricing data referred to above. Further, we make no significant adjustments to fair value for non-performance risk. We concluded that the values produced from this data (without adjustment) reasonably represented the value for which we could have transferred these liabilities. However, our contract terms (particularly the lack of collateral posting requirements) likely preclude any transfer of the contracts to third parties. Accordingly, prices in a current actual settlement or transfer could differ significantly from the fair values used in the financial statements. We do not operate as a derivatives dealer and currently we do not utilize offsetting strategies to hedge these contracts. We intend to allow our credit default contracts to run off to their respective expiration dates.

Pricing data for newer high yield credit default contracts tends to vary little among the different pricing sources, which we believe indicates that trading of such contracts is relatively active. As contracts age towards their expiration dates, the variations in pricing data can widen, which we believe is indicative of less active markets. However, the impact of such variations is partially mitigated by shorter remaining durations, lower exposures due to losses paid to date and by the relatively greater

Management’s Discussion (Continued)

Derivative contract liabilities (Continued)

availability of data on newer contracts, which is used for comparison. We entered into one credit default contract in 2009, while several contracts expired or terminated. Accordingly, our remaining risk under credit default contracts has declined from year end 2008.

We determine the estimated fair value of equity index put option contracts based on the widely used Black-Scholes option valuation model. Inputs to the model include the current index value, strike price, discount rate, dividend rate and contract expiration date. The weighted average discount and dividend rates used as of December 31, 2009 were 4.0% and 2.7%, respectively, and were each approximately 4.0% as of December 31, 2008. The discount rates as of December 31, 2009 and 2008 were approximately 55 basis points and 125 basis points (on a weighted average basis), respectively, over benchmark interest rates and represented an estimate of the spread between our borrowing rates and the benchmark rates for comparable durations. The spread adjustments were based on spreads for our obligations and obligations for comparably rated issuers. We believe the most significant economic risks relate to changes in the index value component and to a lesser degree to the foreign currency component. For additional information, see our Market Risk Disclosures.

The Black-Scholes model also incorporates volatility estimates that measure potential price changes over time. The weighted average volatility used as of December 31, 2009 was approximately 22%, which was relatively unchanged from year end 2008. The weighted average volatilities are based on the volatility input for each equity index put option contract weighted by the notional value of each equity index put option contract as compared to the aggregate notional value of all equity index put option contracts. The volatility input for each equity index put option contract is based upon the implied volatility at the inception of each equity index put option contract. The impact on fair value as of December 31, 2009 ($7.3 billion) from changes in volatility is summarized below. The values of contracts in an actual exchange are affected by market conditions and perceptions of the buyers and sellers. Actual values in an exchange may differ significantly from the values produced by any mathematical model. Dollars are in millions.

Hypothetical change in volatility (percentage points)	Hypothetical fair value
Increase 2 percentage points	$7,885
Increase 4 percentage points	8,459
Decrease 2 percentage points	6,734
Decrease 4 percentage points	6,163

Other Critical Accounting Policies

We record deferred charges with respect to liabilities assumed under retroactive reinsurance contracts. At the inception of these contracts, the deferred charges represent the difference between the consideration received and the estimated ultimate liability for unpaid losses. Deferred charges are amortized using the interest method over an estimate of the ultimate claim payment period with the periodic amortization reflected in earnings as a component of losses and loss expenses. Deferred charge balances are adjusted periodically to reflect new projections of the amount and timing of loss payments. Adjustments to these assumptions are applied retrospectively from the inception of the contract. Unamortized deferred charges were $4.0 billion at December 31, 2009. Significant changes in the estimated amount and payment timing of unpaid losses may have a significant effect on unamortized deferred charges and the amount of periodic amortization.

Our Consolidated Balance Sheet as of December 31, 2009 includes goodwill of acquired businesses of approximately $34.0 billion. We evaluate goodwill for impairment at least annually and conducted an annual review in the fourth quarter. Such tests include determining the estimated fair value of our reporting units and performing goodwill impairment tests. There are several methods of estimating a reporting unit’s fair value, including market quotations, underlying asset and liability fair value determinations and other valuation techniques, such as discounted projected future net earnings or net cash flows and multiples of earnings. We primarily use discounted projected future earnings or cash flow methods. The key assumptions and inputs used in such methods may involve forecasting revenues and expenses, operating cash flows and capital expenditures as well as an appropriate discount rate. A significant amount of judgment is required in estimating the fair value of the reporting unit and performing goodwill impairment tests. Due to the inherent uncertainty in forecasting cash flows and earnings, actual future results may vary significantly from the forecasts. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then individual assets (including identifiable intangible assets) and liabilities of the reporting unit are estimated at fair value. The excess of the estimated fair value of the reporting unit over the estimated fair value of net assets would establish the implied value of goodwill. The excess of the recorded amount of goodwill over the implied value is then charged to earnings as an impairment loss.

Management’s Discussion (Continued)

Market Risk Disclosures

Our Consolidated Balance Sheets include a substantial amount of assets and liabilities whose fair values are subject to market risks. Our significant market risks are primarily associated with interest rates, equity prices, foreign currency exchange rates and commodity prices. The fair values of our investment portfolios and equity index put option contracts remain subject to considerable volatility, particularly over the short term. The following sections address the significant market risks associated with our business activities.

Interest Rate Risk

We regularly invest in bonds, loans or other interest rate sensitive instruments. Our strategy is to acquire securities that are attractively priced in relation to the perceived credit risk. Management recognizes and accepts that losses may occur with respect to assets. We strive to maintain high credit ratings so that the cost of debt is minimized. We utilize derivative products, such as interest rate swaps, to manage interest rate risks on a limited basis.

The fair values of our fixed maturity investments and notes payable and other borrowings will fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions. The fair values of fixed interest rate investments may be more sensitive to interest rate changes than variable rate investments.

The following table summarizes the estimated effects of hypothetical changes in interest rates on our assets and liabilities that are subject to interest rate risk. It is assumed that the changes occur immediately and uniformly to each category of instrument containing interest rate risk, and that no other significant factors change that determine the value of the instrument. The hypothetical changes in interest rates do not reflect what could be deemed best or worst case scenarios. Variations in interest rates could produce significant changes in the timing of repayments due to prepayment options available. For these reasons, actual results might differ from those reflected in the table. Dollars are in millions.

		Estimated Fair Value after Hypothetical Change in Interest Rates
		(bp=basis points)
	Fair Value	100 bp decrease	100 bp increase	200 bp increase	300 bp increase
December 31, 2009
Investments in fixed maturity securities	$37,131	$38,155	$36,000	$34,950	$34,013
Other investments (1)	22,197	23,056	21,391	20,620	19,892
Loans and finance receivables	12,415	12,896	11,965	11,545	11,151

Notes payable and other borrowings:
Insurance and other	3,723	3,792	3,660	3,602	3,548
Utilities and energy	20,868	22,841	19,217	17,792	16,564
Finance and financial products	15,372	15,851	14,921	14,499	14,102

December 31, 2008
Investments in fixed maturity securities	$31,632	$32,478	$30,598	$29,638	$28,790
Loans and finance receivables	14,016	14,626	13,448	12,921	12,429
Other investments (1)	11,861	12,778	11,035	10,309	9,655

Notes payable and other borrowings:
Insurance and other	4,300	4,370	4,234	4,173	4,117
Utilities and energy	19,144	20,864	17,673	16,415	15,328
Finance and financial products	13,869	14,425	13,356	12,882	12,441

(1)	Includes other investments that are subject to a significant level of interest rate risk.

Management’s Discussion (Continued)

Equity Price Risk

Historically, we have maintained large amounts of invested assets in exchange traded equity securities. Strategically, we strive to invest in businesses that possess excellent economics, with able and honest management and at sensible prices and prefer to invest a meaningful amount in each investee. Consequently, equity investments may be concentrated in relatively few investees. At December 31, 2009, approximately 60% of the total fair value of equity investments was concentrated in five investees.

We prefer to hold equity investments for very long periods of time so we are not troubled by short-term equity price volatility with respect to our investments provided that the underlying business, economic and management characteristics of the investees remain favorable. We strive to maintain above average levels of shareholder capital to provide a margin of safety against short-term equity price volatility.

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

We are also subject to equity price risk with respect to our equity index put option contracts. While our ultimate potential loss with respect to these contracts is determined from the movement of the underlying stock index between contract inception date and expiration, the change in fair value resulting from current changes in the index values are also affected by changes in other factors such as interest rates, expected dividend rates and the remaining duration of the contract. These contracts generally expire 15 to 20 years from inception and may not be settled before their respective expiration dates.

The following table summarizes our equity investments and derivative contract liabilities with equity price risk as of December 31, 2009 and 2008. The effects of a hypothetical 30% increase and a 30% decrease in market prices as of those dates is also shown. The selected 30% hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due both to the nature of equity markets and the aforementioned concentrations existing in our equity investment portfolio. Dollar amounts are in millions.

	Fair Value	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
December 31, 2009
Equity securities	$59,034	30% increase	$76,744	8.7
		30% decrease	41,324	(8.7)
Other investments (1)	8,011	30% increase	10,696	1.3
		30% decrease	5,743	(1.1)
Equity index put option contracts	(7,309)	30% increase	(5,291)	1.0
		30% decrease	(10,428)	(1.5)
December 31, 2008
Equity securities	$49,073	30% increase	$63,795	8.8
		30% decrease	34,351	(8.8)
Other investments (1)	2,627	30% increase	3,920	0.8
		30% decrease	1,610	(0.6)
Equity index put option contracts	(10,022)	30% increase	(7,952)	1.2
		30% decrease	(12,799)	(1.7)

(1)	Includes other investments that possess significant equity price risk. Excludes investments accounted for under the equity method.

Foreign Currency Risk

We generally do not use derivative contracts to hedge foreign currency price changes primarily because of the natural hedging that occurs between assets and liabilities denominated in foreign currencies in the consolidated financial statements. Financial statements of subsidiaries that do not use the U.S. Dollar as their functional currency are translated into U.S. Dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for revenues and expenses. Adjustments resulting from translating the financial statements of these subsidiaries are reported in accumulated other comprehensive income. Foreign currency transaction gains or losses are included in earnings primarily as a result of the translation of foreign currency denominated assets and liabilities held by our U.S. subsidiaries. In addition, we hold investments in major multinational companies that have significant foreign business and foreign currency risk of their own, such as The Coca-Cola Company.

Management’s Discussion (Continued)

Foreign Currency Risk (Continued)

Our net assets subject to translation are primarily in our insurance and utilities and energy businesses, and to a lesser extent in our manufacturing and services businesses. The translation impact is somewhat offset by transaction gains or losses on net reinsurance liabilities denominated in foreign currencies of certain U.S. subsidiaries as well as the equity index put option liabilities of U.S. subsidiaries relating to contracts that would be settled in foreign currencies.

Commodity Price Risk

Through our ownership of MidAmerican, we are subject to commodity price risk. Exposures include variations in the price of wholesale electricity that is purchased and sold, fuel costs to generate electricity and natural gas supply for regulated retail gas customers. Electricity and natural gas prices are subject to wide price swings as demand responds to, among many other items, changing weather, limited storage, transmission and transportation constraints, and lack of alternative supplies from other areas. To mitigate a portion of the risk, MidAmerican uses derivative instruments, including forwards, futures, options, swaps and other agreements, to effectively secure future supply or sell future production generally at fixed prices. The settled cost of these contracts is generally recovered from customers in regulated rates. Accordingly, gains and losses associated with interim price movements on such contracts are recorded as regulatory assets or liabilities. Financial results may be negatively impacted if the costs of wholesale electricity, fuel or natural gas are higher than what is permitted to be recovered in rates. MidAmerican also uses futures, options and swap agreements to economically hedge gas and electric commodity prices for physical delivery to non-regulated customers. MidAmerican does not engage in a material amount of proprietary trading activities.

The table that follows summarizes our commodity price risk on energy derivative contracts of MidAmerican as of December 31, 2009 and 2008 and shows the effects of a hypothetical 10% increase and a 10% decrease in forward market prices by the expected volumes for these contracts as of that date. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios. Dollars are in millions.

	Fair Value Net Assets (Liabilities)	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Price
December 31, 2009	$(438)	10% increase	$(398)
		10% decrease	(478)
December 31, 2008	$(528)	10% increase	$(474)
		10% decrease	(582)

FORWARD-LOOKING STATEMENTS

Investors are cautioned that certain statements contained in this document, as well as some statements in periodic press releases and some oral statements of our officials during presentations about us, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements include statements that are predictive in nature, that depend upon or refer to future events or conditions, that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or similar expressions. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Berkshire actions, which may be provided by management are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about us, economic and market factors and the industries in which we do business, among other things. These statements are not guaranties of future performance and we have no specific intention to update these statements.

Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements, include, but are not limited to, changes in market prices of our investments in fixed maturity and equity securities, losses realized from derivative contracts, the occurrence of one or more catastrophic events, such as an earthquake, hurricane or an act of terrorism that causes losses insured by our insurance subsidiaries, changes in insurance laws or regulations, changes in federal income tax laws, and changes in general economic and market factors that affect the prices of securities or the industries in which we do business.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

See “Market Risk Disclosures” contained in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Management’s Report on Internal Control Over Financial Reporting

Management of Berkshire Hathaway Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears on the following page.

Berkshire Hathaway Inc.

February 26, 2010

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Berkshire Hathaway Inc.

Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of Berkshire Hathaway Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of earnings, cash flows and changes in shareholders’ equity and comprehensive income for each of the three years in the period ended December 31, 2009. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Berkshire Hathaway Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

DELOITTE & TOUCHE LLP

Omaha, Nebraska

February 26, 2010

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	December 31,
	2009	2008
ASSETS
Insurance and Other:
Cash and cash equivalents	$27,917	$24,302
Investments:
Fixed maturity securities	32,523	27,115
Equity securities	56,562	49,073
Other	28,980	18,419
Receivables	14,792	14,925
Inventories	6,147	7,500
Property, plant and equipment	15,720	16,703
Goodwill	27,614	27,477
Other	13,070	13,257

	223,325	198,771

Utilities and Energy:
Cash and cash equivalents	429	280
Property, plant and equipment	30,936	28,454
Goodwill	5,334	5,280
Other	8,072	7,556

	44,771	41,570

Finance and Financial Products:
Cash and cash equivalents	2,212	957
Investments in fixed maturity securities	4,608	4,517
Other investments	3,620	3,116
Loans and finance receivables	13,989	13,942
Goodwill	1,024	1,024
Other	3,570	3,502

	29,023	27,058

	$297,119	$267,399

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Losses and loss adjustment expenses	$59,416	$56,620
Unearned premiums	7,925	7,861
Life and health insurance benefits	3,802	3,619
Accounts payable, accruals and other liabilities	15,379	14,987
Notes payable and other borrowings	3,719	4,349

	90,241	87,436

Utilities and Energy:
Accounts payable, accruals and other liabilities	5,895	6,175
Notes payable and other borrowings	19,579	19,145

	25,474	25,320

Finance and Financial Products:
Accounts payable, accruals and other liabilities	2,514	2,656
Derivative contract liabilities	9,269	14,612
Notes payable and other borrowings	14,611	13,388

	26,394	30,656

Income taxes, principally deferred	19,225	10,280

Total liabilities	161,334	153,692

Shareholders’ equity:
Common stock	8	8
Capital in excess of par value	27,074	27,133
Accumulated other comprehensive income	17,793	3,954
Retained earnings	86,227	78,172

Berkshire Hathaway shareholders’ equity	131,102	109,267
Noncontrolling interests	4,683	4,440

Total shareholders’ equity	135,785	113,707

	$297,119	$267,399

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in millions except per share amounts)

	Year Ended December 31,
	2009	2008	2007
Revenues:
Insurance and Other:
Insurance premiums earned	$27,884	$25,525	$31,783
Sales and service revenues	62,555	65,854	58,243
Interest, dividend and other investment income	5,245	4,966	4,979
Investment gains/losses	251	1,166	5,405
Other-than-temporary impairment losses on investments	(3,155)	(1,813)	—

	92,780	95,698	100,410

Utilities and Energy:
Operating revenues	11,204	12,668	12,376
Other	239	1,303	252

	11,443	13,971	12,628

Finance and Financial Products:
Interest, dividend and other investment income	1,886	1,790	1,717
Investment gains/losses	67	7	193
Derivative gains/losses	3,624	(6,821)	(89)
Other	2,693	3,141	3,386

	8,270	(1,883)	5,207

	112,493	107,786	118,245

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	18,251	16,259	21,010
Life and health insurance benefits	1,838	1,840	1,786
Insurance underwriting expenses	6,236	4,634	5,613
Cost of sales and services	52,647	54,103	47,477
Selling, general and administrative expenses	8,117	8,052	7,098
Interest expense	130	156	164

	87,219	85,044	83,148

Utilities and Energy:
Cost of sales and operating expenses	8,739	9,840	9,696
Interest expense	1,176	1,168	1,158

	9,915	11,008	10,854

Finance and Financial Products:
Interest expense	686	639	588
Other	3,121	3,521	3,494

	3,807	4,160	4,082

	100,941	100,212	98,084

Earnings before income taxes and equity method earnings	11,552	7,574	20,161
Income tax expense	3,538	1,978	6,594
Earnings from equity method investments	427	—	—

Net earnings	8,441	5,596	13,567
Less: Earnings attributable to noncontrolling interests	386	602	354

Net earnings attributable to Berkshire Hathaway	$8,055	$4,994	$13,213

Average common shares outstanding *	1,551,174	1,548,960	1,545,751
Net earnings per share attributable to Berkshire Hathaway shareholders *	$5,193	$3,224	$8,548

*	Average shares outstanding include average Class A common shares and average Class B common shares determined on an equivalent Class A common stock basis. Net earnings per share attributable to Berkshire Hathaway shareholders shown above represents net earnings per equivalent Class A common share. Net earnings per Class B common share is equal to one-fifteen-hundredth (1/1,500) of such amount or $3.46 per share for 2009, $2.15 per share for 2008 and $5.70 per share for 2007 after giving effect to the 50-for-1 Class B stock split that became effective on January 21, 2010. See Note 19.

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net earnings	$8,441	$5,596	$13,567
Adjustments to reconcile net earnings to operating cash flows:
Investment (gains) losses and other-than-temporary impairment losses	2,837	640	(5,598)
Depreciation	3,127	2,810	2,407
Other	(149)	(1,248)	(268)
Changes in operating assets and liabilities before business acquisitions:
Losses and loss adjustment expenses	2,165	1,466	(1,164)
Deferred charges reinsurance assumed	(39)	64	196
Unearned premiums	(21)	1,311	(713)
Receivables and originated loans	697	(2,222)	(977)
Derivative contract assets and liabilities	(5,441)	7,827	2,938
Income taxes	2,035	(2,057)	553
Other assets and liabilities	2,194	(2,935)	1,609

Net cash flows from operating activities	15,846	11,252	12,550

Cash flows from investing activities:
Purchases of fixed maturity securities	(10,798)	(35,615)	(13,394)
Purchases of equity securities	(4,570)	(10,140)	(19,111)
Purchases of other investments	(7,068)	(14,452)	—
Sales of fixed maturity securities	4,338	14,796	7,821
Redemptions and maturities of fixed maturity securities	5,234	18,550	9,158
Sales of equity securities	5,626	6,840	8,054
Purchases of loans and finance receivables	(854)	(1,446)	(1,008)
Principal collections on loans and finance receivables	796	740	1,229
Acquisitions of businesses, net of cash acquired	(108)	(6,050)	(1,602)
Purchases of property, plant and equipment	(4,937)	(6,138)	(5,373)
Other	1,180	849	798

Net cash flows from investing activities	(11,161)	(32,066)	(13,428)

Cash flows from financing activities:
Proceeds from borrowings of finance businesses	1,584	5,195	1,153
Proceeds from borrowings of utilities and energy businesses	1,241	2,147	3,538
Proceeds from other borrowings	289	134	121
Repayments of borrowings of finance businesses	(403)	(3,861)	(1,093)
Repayments of borrowings of utilities and energy businesses	(444)	(2,147)	(1,149)
Repayments of other borrowings	(739)	(233)	(995)
Changes in short term borrowings, net	(885)	1,183	(596)
Acquisitions of noncontrolling interests and other	(410)	(132)	387

Net cash flows from financing activities	233	2,286	1,366

Effects of foreign currency exchange rate changes	101	(262)	98

Increase (decrease) in cash and cash equivalents	5,019	(18,790)	586
Cash and cash equivalents at beginning of year	25,539	44,329	43,743

Cash and cash equivalents at end of year *	$30,558	$25,539	$44,329

* Cash and cash equivalents at end of year are comprised of the following:
Insurance and Other	$27,917	$24,302	$37,703
Utilities and Energy	429	280	1,178
Finance and Financial Products	2,212	957	5,448

	$30,558	$25,539	$44,329

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(dollars in millions)

	Berkshire Hathaway shareholders’ equity				Non- controlling interests
	Common stock and capital in excess of par value	Accumulated other comprehensive income	Retained earnings	Total
Balance at December 31, 2006	$26,530	$22,977	$58,912	$108,419	$2,262
Net earnings	—	—	13,213	13,213	354
Other comprehensive income, net	—	(1,357)	—	(1,357)	35
Issuance of common stock and other transactions	430	—	—	430	—
Adoption of new accounting pronouncements	—	—	28	28	—
Changes in noncontrolling interests:
Interests acquired and other transactions	—	—	—	—	17

Balance at December 31, 2007	26,960	21,620	72,153	120,733	2,668
Net earnings	—	—	4,994	4,994	602
Other comprehensive income, net	—	(17,267)	—	(17,267)	(255)
Adoption of equity method	—	(399)	1,025	626	—
Issuance of common stock and other transactions	181	—	—	181	—
Adoption of new accounting pronouncements	—	—	—	—	128
Changes in noncontrolling interests:
Business acquisitions	—	—	—	—	1,568
Interests acquired and other transactions	—	—	—	—	(271)

Balance at December 31, 2008	27,141	3,954	78,172	109,267	4,440
Net earnings	—	—	8,055	8,055	386
Other comprehensive income, net	—	13,729	—	13,729	199
Issuance of common stock and other transactions	172	—	—	172	—
Changes in noncontrolling interests:
Interests acquired and other transactions	(231)	110	—	(121)	(342)

Balance at December 31, 2009	$27,082	$17,793	$86,227	$131,102	$4,683

	2009	2008	2007
Comprehensive income attributable to Berkshire:
Net earnings	$8,055	$4,994	$13,213

Other comprehensive income:
Net change in unrealized appreciation of investments	17,607	(23,342)	2,523
Applicable income taxes	(6,263)	8,257	(872)
Reclassification of investment appreciation in net earnings	2,768	895	(5,494)
Applicable income taxes	(969)	(313)	1,923
Foreign currency translation	851	(2,140)	456
Applicable income taxes	(17)	118	(26)
Prior service cost and actuarial gains/losses of defined benefit plans	(41)	(1,071)	257
Applicable income taxes	(1)	389	(102)
Other	(206)	(60)	(22)

Other comprehensive income, net	13,729	(17,267)	(1,357)

Comprehensive income attributable to Berkshire	$21,784	$(12,273)	$11,856

Comprehensive income of noncontrolling interests	$585	$347	$389

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

(1)	Significant accounting policies and practices

(a)	Nature of operations and basis of consolidation

Berkshire Hathaway Inc. (“Berkshire”) is a holding company owning subsidiaries engaged in a number of diverse business activities, including property and casualty insurance and reinsurance, utilities and energy, finance, manufacturing, service and retailing. In these notes the terms “us,” “we,” or “our” refer to Berkshire and its consolidated subsidiaries. Further information regarding our reportable business segments is contained in Note 22. Significant business acquisitions completed over the past three years are discussed in Note 2.

The accompanying Consolidated Financial Statements include the accounts of Berkshire consolidated with the accounts of all subsidiaries and affiliates in which we hold a controlling financial interest as of the financial statement date. Normally a controlling financial interest reflects ownership of a majority of the voting interests. Other factors considered in determining whether a controlling financial interest is held include whether we possess the authority to purchase or sell assets or make other operating decisions that significantly affect the entity’s results of operations and whether we bear a majority of the financial risk of the entity. Intercompany accounts and transactions have been eliminated. Certain amounts in prior year presentations have been reclassified to conform with the current year presentation.

In 2009, the Financial Accounting Standards Board established the FASB Accounting Standards Codification ™ (the “Codification”) as the source of accounting principles generally accepted in the United States of America (“GAAP”) through the integration of then current accounting standards from several sources into a single source. The Codification did not affect the content or application of GAAP that was in effect and had no material impact on our Consolidated Financial Statements. In these notes, relevant accounting principles are identified by Accounting Standards Codification number or “ASC.”

As of January 1, 2009, we adopted certain provisions of ASC 810 Consolidation which require that noncontrolling interests (formerly known as “minority interests”) be displayed in the balance sheet as a separate component of shareholders’ equity and that net earnings attributable to the noncontrolling interests be indentified and presented in the statement of earnings. In addition, changes in ownership interests where the parent retains a controlling interest are to be reported as transactions affecting shareholders’ equity. Previously such transactions were reportable as additional investment purchases (potentially resulting in recognition of additional other assets, including goodwill, or liabilities) or sales (potentially resulting in gains or losses). During 2009, we acquired certain noncontrolling interests in subsidiaries that resulted in a reduction to shareholders’ equity attributable to Berkshire of approximately $121 million. The reduction represents the excess of consideration paid over the previously recorded balance sheet carrying amount of the acquired noncontrolling (minority) interests.

(b)	Use of estimates in preparation of financial statements

The preparation of our Consolidated Financial Statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. In particular, estimates of unpaid losses and loss adjustment expenses and related recoverables under reinsurance for property and casualty insurance are subject to considerable estimation error due to the inherent uncertainty in projecting ultimate claim amounts that will be settled over many years. In addition, estimates and assumptions associated with the amortization of deferred charges reinsurance assumed, determination of fair value of certain financial instruments and evaluation of goodwill for impairment requires considerable judgment. Actual results may differ from the estimates used in preparing our Consolidated Financial Statements.

(c)	Cash and cash equivalents

Cash equivalents consist of funds invested in U.S. Treasury Bills, money market accounts, demand deposits and other investments with a maturity of three months or less when purchased.

Notes to Consolidated Financial Statements (Continued)

(1)	Significant accounting policies and practices (Continued)

(d)	Investments

We determine the appropriate classification of investments in fixed maturity and equity securities at the acquisition date and re-evaluate the classification at each balance sheet date. Held-to-maturity investments are carried at amortized cost, reflecting the ability and intent to hold the securities to maturity. Trading investments are carried at fair value and include securities acquired with the intent to sell in the near term. All other securities are classified as available-for-sale and are carried at fair value with net unrealized gains or losses reported as a component of accumulated other comprehensive income.

We utilize the equity method of accounting with respect to investments when we possess the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. The ability to exercise significant influence is presumed when an investor possesses more than 20% of the voting interests of the investee. This presumption may be overcome based on specific facts and circumstances that demonstrate that the ability to exercise significant influence is restricted. We apply the equity method to investments in common stock and to other investments when such other investments possess substantially identical subordinated interests to common stock. In applying the equity method with respect to investments previously accounted for at cost or fair value, the carrying value of the investment is adjusted on a step-by-step basis as if the equity method had been applied from the time the investment was first acquired.

In applying the equity method, we record our investment at cost and subsequently increase or decrease the carrying amount of investment by our proportionate share of the net earnings or losses and other comprehensive income of the investee. We record dividends or other equity distributions as reductions in the carrying value of the investment. In the event that net losses of the investee reduce the carrying amount to zero, additional net losses may be recorded if other investments in the investee are at-risk even if we have not committed to provide financial support to the investee. Such additional equity method losses, if any, are based upon the change in our claim on the investee’s book value.

Investment gains and losses arise when investments are sold (as determined on a specific identification basis) or are other-than-temporarily impaired. If a decline in the value of an investment below cost is deemed other than temporary, the cost of the investment is written down to fair value, with a corresponding charge to earnings. Factors considered in judging whether an impairment is other than temporary include: the financial condition, business prospects and creditworthiness of the issuer, the length of time that fair value has been less than cost, the relative amount of the decline and our ability and intent to hold the investment until the fair value recovers.

Effective April 1, 2009, the FASB amended the provisions of ASC 320 Investments – Debt and Equity Securities relating to the recognition, measurement and presentation for other-than-temporary impairments of debt securities and changed certain disclosure requirements. With respect to an investment in a debt security, an other-than-temporary impairment is recognized if the investor (a) intends to sell or expects to be required to sell the debt security before amortized cost is recovered or (b) does not expect to ultimately recover the amortized cost basis even if it does not intend to sell the security. Losses under (a) are recognized in earnings. Under (b) the credit loss component is recognized in earnings and any difference between fair value and the amortized cost basis net of the credit loss is reflected in other comprehensive income. The adoption of this amendment did not have a material impact on our Consolidated Financial Statements.

(e)	Loans and finance receivables

Loans and finance receivables consist of commercial and consumer loans originated or purchased. Loans and finance receivables are stated at amortized cost based on our ability and intent to hold such loans and receivables to maturity and are net of allowances for uncollectible accounts. Amortized cost represents acquisition cost, plus or minus origination and commitment costs paid or fees received, which together with acquisition premiums or discounts are deferred and amortized as yield adjustments over the life of the loan.

Allowances for estimated losses from uncollectible loans are recorded when it is probable that the counterparty will be unable to pay all amounts due according to the terms of the loan. Allowances are provided on aggregations of consumer loans with similar characteristics and terms based upon historical loss and recovery experience, delinquency rates and current economic conditions. Provisions for loan losses are charged to earnings.

Notes to Consolidated Financial Statements (Continued)

(1)	Significant accounting policies and practices (Continued)

(f)	Derivatives

We carry derivative contracts at estimated fair value in the accompanying Consolidated Balance Sheets. Such balances reflect reductions permitted under master netting agreements with counterparties. The changes in fair value of derivative contracts that do not qualify as hedging instruments for financial reporting purposes are recorded in earnings as derivative gains/losses.

Cash collateral received from or paid to counterparties to secure derivative contract assets or liabilities is included in other liabilities or assets of finance and financial products businesses. Securities received from counterparties as collateral are not recorded as assets and securities delivered to counterparties as collateral continue to be reflected as assets in our Consolidated Balance Sheets.

(g)	Fair value measurements

As defined under GAAP, fair value is the price that would be received to sell an asset or paid to transfer a liability between market participants in the principal market or in the most advantageous market when no principal market exists. Market participants are assumed to be independent, knowledgeable, able and willing to transact an exchange and not under duress. Nonperformance or credit risk is considered in determining the fair value of liabilities. Considerable judgment may be required in interpreting market data used to develop the estimates of fair value. Accordingly, estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized in a current or future market exchange.

Effective April 1, 2009, the FASB amended ASC 820 Fair Value Measurements and Disclosures to clarify that adjustments to transaction prices or quoted market prices may be required in illiquid or disorderly markets in order to estimate fair value. This amendment prescribes no specific methodology for making adjustments to transaction prices or quoted prices but rather confirms that different valuation techniques may be appropriate under the circumstances to determine the value that would be received to sell an asset or paid to transfer a liability in an orderly transaction. In August 2009, the FASB issued Accounting Standards Update 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”). ASU 2009-05 provides guidance on valuing a liability when a quoted price in an active market is not available and was effective October 1, 2009. The adoption of the amendment to ASC 820 and ASU 2009-05 did not have a material impact on our Consolidated Financial Statements.

(h)	Inventories

Inventories consist of manufactured goods and purchased goods acquired for resale. Manufactured inventory costs include raw materials, direct and indirect labor and factory overhead. Inventories are stated at the lower of cost or market. As of December 31, 2009, approximately 40% of the total inventory cost was determined using the last-in-first-out (“LIFO”) method, 32% using the first-in-first-out (“FIFO”) method, with the remainder using the specific identification method or average cost methods. With respect to inventories carried at LIFO cost, the aggregate difference in value between LIFO cost and cost determined under FIFO methods was $661 million and $607 million as of December 31, 2009 and 2008, respectively.

(i)	Property, plant and equipment

Additions to property, plant and equipment are recorded at cost. The cost of major additions and betterments are capitalized, while the cost of replacements, maintenance and repairs that do not improve or extend the useful lives of the related assets are expensed as incurred. Interest over the construction period is capitalized as a component of cost of constructed assets. In addition, the cost of constructed assets of certain of our regulated utility and energy subsidiaries that are subject to ASC 980 Regulated Operations also includes an equity allowance for funds used during construction. Also see Note 1(p).

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

We evaluate property, plant and equipment for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable or the assets are being held for sale. Upon the occurrence of a triggering event, we review the asset to assess whether the estimated undiscounted cash flows expected from the use of the asset plus residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, we write down the asset to the estimated present value of the expected future cash flows from use of the asset. Impairment losses are reflected in the Consolidated Statements of Earnings, except with respect to impairments of assets of certain domestic regulated utility and energy subsidiaries where impairment losses are offset by the establishment of a regulatory asset to the extent recovery in future rates is probable.

(j)	Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business acquisitions. We evaluate goodwill for impairment at least annually. Evaluating goodwill for impairment involves a two-step process. The first step is to estimate the fair value of the reporting unit. There are several methods of estimating a reporting unit’s fair value, including market quotations, asset and liability fair values and other valuation techniques, such as discounted projected future net earnings or net cash flows and multiples of earnings. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, a second step is performed. Under the second step, the identifiable assets, including identifiable intangible assets, and liabilities of the reporting unit are estimated at fair value as of the current testing date. The excess of the estimated fair value of the reporting unit over the estimated fair value of net assets establishes the implied value of goodwill. The excess of the recorded goodwill over the implied value is charged to earnings as an impairment loss. A significant amount of judgment is required in estimating the fair value of the reporting unit and performing goodwill impairment tests.

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

Provisions for losses and loss adjustment expenses are charged to earnings after deducting amounts recovered and estimates of amounts recoverable under reinsurance contracts. Reinsurance contracts do not relieve the ceding company of its obligations to indemnify policyholders with respect to the underlying insurance and reinsurance contracts.

The estimated liabilities of workers’ compensation claims assumed under certain reinsurance contracts are carried at discounted amounts. Discounted amounts are based upon an annual discount rate of 4.5% for claims arising prior to January 1, 2003 and 1% for claims arising thereafter, consistent with discount rates used under statutory accounting principles. The periodic discount accretion is included in earnings as a component of losses and loss adjustment expenses.

(m)	Deferred charges reinsurance assumed

Estimated liabilities for claims and claim costs in excess of the consideration received with respect to retroactive property and casualty reinsurance contracts that provide for indemnification of insurance risk are established as deferred charges at inception of such contracts. Deferred charges are subsequently amortized using the interest method over the expected claim settlement periods. Changes to the estimated timing or amount of loss payments produce changes in periodic amortization. Such changes in estimates are determined retrospectively and are included in insurance losses and loss adjustment expenses in the period of the change. The unamortized balances of deferred charges reinsurance assumed were $3,957 million and $3,923 million at December 31, 2009 and 2008, respectively.

(n)	Insurance premium acquisition costs

Costs that vary with and are related to the issuance of insurance policies are deferred, subject to ultimate recoverability, and are charged to underwriting expenses as the related premiums are earned. Acquisition costs consist of commissions, premium taxes, advertising and certain other costs. The recoverability of premium acquisition costs generally reflects anticipation of investment income. The unamortized balances of deferred premium acquisition costs are included in other assets and were $1,770 million and $1,698 million at December 31, 2009 and 2008, respectively.

(p)	Regulated utilities and energy businesses

Certain domestic energy subsidiaries prepare their financial statements in accordance with ASC 980 Regulated Operations, reflecting the economic effects from the ability to recover certain costs from customers and the requirement to return revenues to customers in the future through the regulated rate-setting process. Accordingly, certain costs are deferred as regulatory assets and obligations are accrued as regulatory liabilities which will be amortized over various future periods. At December 31, 2009, the Consolidated Balance Sheet includes $2,093 million in regulatory assets and $1,603 million in regulatory liabilities. At December 31, 2008, the Consolidated Balance Sheet includes $2,156 million in regulatory assets and $1,506 million in regulatory liabilities. Regulatory assets and liabilities are components of other assets and other liabilities of utilities and energy businesses.

Regulatory assets and liabilities are continually assessed for probable future inclusion in regulatory rates by considering factors such as applicable regulatory changes, recent rate orders received by other regulated entities and the status of any pending or potential legislation. If future inclusion in regulatory rates ceases to be probable, the amount no longer probable of inclusion in regulatory rates is charged to earnings, refunded to customers or reflected as an adjustment to rates.

(q)	Foreign currency

The accounts of our foreign-based subsidiaries are measured in most instances using the local currency of the subsidiary as the functional currency. Revenues and expenses of these businesses are generally translated into U.S.

Notes to Consolidated Financial Statements (Continued)

(1)	Significant accounting policies and practices (Continued)

Dollars at the average exchange rate for the period. Assets and liabilities are translated at the exchange rate as of the end of the reporting period. Gains or losses from translating the financial statements of foreign-based operations are included in shareholders’ equity as a component of accumulated other comprehensive income. Gains and losses arising from transactions denominated in a currency other than the functional currency of the entity that is party to the transaction are included in earnings.

(r)	Income taxes

We file a consolidated federal income tax return in the United States. In addition, we also file income tax returns in state, local and foreign jurisdictions as applicable. Provisions for current income tax liabilities are calculated and accrued on income and expense amounts expected to be included in the income tax returns for the current year.

Deferred income taxes are calculated under the liability method. Deferred income tax assets and liabilities are based on differences between the financial statement and tax basis of assets and liabilities at the current enacted tax rates. Changes in deferred income tax assets and liabilities that are associated with components of other comprehensive income are charged or credited directly to other comprehensive income. Otherwise, changes in deferred income tax assets and liabilities are included as a component of income tax expense. Changes in deferred income tax assets and liabilities attributable to changes in enacted tax rates are charged or credited to income tax expense in the period of enactment. Valuation allowances are established for certain deferred tax assets where realization is not likely.

Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions are judged to not meet the “more-likely-than-not” threshold based on the technical merits of the positions. Estimated interest and penalties related to uncertain tax positions are included as a component of income tax expense.

(s)	Subsequent events

In May 2009, the FASB amended ASC 855 Subsequent Events to set forth general accounting and disclosure requirements for events that occur subsequent to the balance sheet date but before the company’s financial statements are issued. We have evaluated events that have occurred subsequent to December 31, 2009 as prescribed by the FASB.

(t)	Accounting pronouncements to be adopted in the future

In June 2009, the FASB issued revised standards relating to securitizations and special-purpose entities. The guidance eliminates the concept of a qualifying special-purpose entity (“QSPE”) and the exemption for QSPE’s from previous consolidation guidance and also modifies the derecognition criteria for transfers of financial assets. The guidance includes new criteria for determining the primary beneficiary of variable interest entities and increases the frequency in which reassessments must be made to determine the primary beneficiary of such variable interest entities. The guidance also requires additional disclosures and is effective for financial statements issued for fiscal periods beginning after November 15, 2009. We are evaluating the impact these changes in accounting standards will have on our Consolidated Financial Statements.

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Improving Disclosures About Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires disclosing separately the amount of significant transfers in and out of the Level 1 and Level 2 categories and the reasons for the transfers and it requires that Level 3 purchases, sales, issuances and settlements activity be reported on a gross rather than a net basis. ASU 2010-06 also requires fair value measurement disclosures for each class of assets and liabilities and disclosures about valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 and Level 3 measurements. These disclosures are effective for fiscal periods beginning after December 15, 2009, except for the Level 3 gross reporting which is effective for fiscal periods beginning after December 15, 2010. We do not anticipate that the adoption of ASU 2010-06 will have a material impact on our Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Continued)

(2)	Significant business acquisitions

Our long-held acquisition strategy is to purchase businesses with consistent earning power, good returns on equity and able and honest management at sensible prices. We had no significant business acquisitions in 2009.

During 2008, we acquired approximately 64% of Marmon Holdings, Inc. (“Marmon”), a private company owned by trusts for the benefit of members of the Pritzker Family of Chicago, for approximately $4.8 billion in the aggregate. Marmon is an international association of approximately 130 manufacturing and service businesses that operate independently within diverse business sectors. Under the terms of the purchase agreement, we will acquire the remaining equity interests in Marmon between 2011 and 2014 for consideration to be based on the future earnings of Marmon. We also acquired several other relatively small businesses during 2008. Consideration paid for all businesses acquired in 2008 was approximately $6.1 billion.

In 2007, we acquired TTI, Inc., a privately held electronic components distributor headquartered in Fort Worth, Texas. TTI, Inc. is a leading distributor specialist of passive, interconnect and electromechanical components. Effective April 1, 2007, we acquired the intimate apparel business of VF Corporation. We also acquired several other relatively smaller businesses during 2007. Consideration paid for all businesses acquired in 2007 was approximately $1.6 billion.

(3)	Acquisition of Burlington Northern Santa Fe Corporation

On February 12, 2010, we acquired all of the outstanding common stock of the Burlington Northern Santa Fe Corporation (“BNSF”) that we did not already own (about 264.5 million shares or 77.5%) for a combination of cash and Berkshire stock consideration of $100 per BNSF share. On that date, BNSF became a wholly-owned subsidiary. BNSF is based in Fort Worth, Texas and operates one of the largest railroad systems in North America with approximately 32,000 route miles of track in 28 states and two Canadian provinces. The aggregate consideration paid of $26.5 billion consisted of cash of approximately $15.9 billion with the remainder in Berkshire Class A and B stock (about 95,000 shares on an equivalent Class A basis). Approximately 50% of the cash component was funded with existing cash balances and the remaining 50% was funded with the proceeds from newly issued debt.

At December 31, 2009, we already owned 76.8 million shares of BNSF (22.5% of the outstanding shares), which were acquired over time beginning in 2006, and we accounted for those shares pursuant to the equity method. See Note 6. As of December 31, 2009, our investment in BNSF had a carrying value of $6.6 billion. Upon completion of the acquisition of the remaining BNSF shares, as required under ASC 805 Business Combinations, we will re-measure our previously owned investment in BNSF at fair value (approximately $7.7 billion based upon the market price of the BNSF stock at the acquisition date). In the first quarter of 2010, we will record a one-time holding gain of approximately $1.1 billion for the difference between the fair value and our carrying value immediately prior to the acquisition date.

We will account for the BNSF transaction pursuant to the acquisition method. Due to the relatively short period of time between the BNSF acquisition date and the date our Consolidated Financial Statements were issued, and given that our evaluations of the fair values of certain significant assets and liabilities of BNSF as of the acquisition date are not sufficiently completed, it is impracticable for us to disclose the allocation of the aggregate purchase price to the assets and liabilities of BNSF at this time. Since the pro forma statement of earnings data is dependent on the purchase price allocation, we are also unable to provide pro forma information for the year ending December 31, 2009 at this time. We expect to include these disclosures in our interim Consolidated Financial Statements for the period ending March 31, 2010.

Notes to Consolidated Financial Statements (Continued)

(4)	Investments in fixed maturity securities

Investments in securities with fixed maturities as of December 31, 2009 and 2008 are summarized below (in millions).

	Amortized Cost	Unrealized Gains	Unrealized Losses *	Fair Value
December 31, 2009
U.S. Treasury, U.S. government corporations and agencies	$2,362	$46	$(1)	$2,407
States, municipalities and political subdivisions	3,689	275	(1)	3,963
Foreign governments	11,518	368	(42)	11,844
Corporate bonds	13,094	2,080	(502)	14,672
Mortgage-backed securities	3,961	310	(26)	4,245

	$34,624	$3,079	$(572)	$37,131

Insurance and other	$30,512	$2,553	$(542)	$32,523
Finance and financial products	4,112	526	(30)	4,608

	$34,624	$3,079	$(572)	$37,131

December 31, 2008
U.S. Treasury, U.S. government corporations and agencies	$2,107	$123	$(2)	$2,228
States, municipalities and political subdivisions	4,504	242	(5)	4,741
Foreign governments	9,106	343	(59)	9,390
Corporate bonds	10,798	394	(1,568)	9,624
Mortgage-backed securities	5,400	338	(89)	5,649

	$31,915	$1,440	$(1,723)	$31,632

Insurance and other	$27,618	$1,151	$(1,654)	$27,115
Finance and financial products	4,297	289	(69)	4,517

	$31,915	$1,440	$(1,723)	$31,632

*	Includes $471 million at December 31, 2009 and $176 million at December 31, 2008 related to securities that have been in an unrealized loss position for 12 months or more.

The amortized cost and estimated fair value of securities with fixed maturities at December 31, 2009 are summarized below by contractual maturity dates. Actual maturities will differ from contractual maturities because issuers of certain of the securities retain early call or prepayment rights. Amounts are in millions.

	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Mortgage-backed securities	Total
Amortized cost	$5,149	$15,910	$6,289	$3,315	$3,961	$34,624
Fair value	5,361	16,752	6,805	3,968	4,245	37,131

Notes to Consolidated Financial Statements (Continued)

(5)	Investments in equity securities

Investments in equity securities as of December 31, 2009 and December 31, 2008 are summarized below (in millions).

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2009
American Express Company	$1,287	$4,856	$—	$6,143
The Coca-Cola Company	1,299	10,101	—	11,400
Kraft Foods Inc.	4,330	—	(789)	3,541
The Procter & Gamble Company	4,962	78	—	5,040
Wells Fargo & Company	7,394	2,721	(1,094)	9,021
Other	17,935	7,118	(1,164)	23,889

	$37,207	$24,874	$(3,047)	$59,034

Insurance and other	$36,538	$23,070	$(3,046)	$56,562
Utilities and energy *	232	1,754	—	1,986
Finance and financial products *	437	50	(1)	486

	$37,207	$24,874	$(3,047)	$59,034

December 31, 2008
American Express Company	$1,287	$1,525	$—	$2,812
The Coca-Cola Company	1,299	7,755	—	9,054
Kraft Foods Inc.	4,330	—	(832)	3,498
The Procter & Gamble Company	5,484	200	—	5,684
Wells Fargo & Company	6,703	2,850	(580)	8,973
Other	21,037	2,452	(4,437)	19,052

	$40,140	$14,782	$(5,849)	$49,073

*	Included in Other assets.

Unrealized losses at December 31, 2009 included $1,864 million related to securities that have been in an unrealized loss position for 12 months or more. Approximately 90% of the gross unrealized losses at December 31, 2009 were concentrated in four issuers. We use no bright-line test in determining whether impairments are temporary or other than temporary. We consider several factors in determining other-than-temporary impairment losses including the current and expected long-term business prospects of the issuer, the length of time and relative magnitude of the price decline and our ability and intent to hold the investment until the price recovers. In our judgment, the future earnings potential and underlying business economics of these companies are favorable and we possess the ability and intent to hold these securities until their prices recover. Changing market conditions and other facts and circumstances may change the business prospects of these issuers as well as our ability and intent to hold these securities until the prices recover. Accordingly, other-than-temporary impairment charges may be recorded in future periods with respect to one or more of these securities.

Notes to Consolidated Financial Statements (Continued)

(6)	Other Investments

A summary of other investments follows (in millions).

	Cost	Unrealized Gains/Losses	Fair Value	Carrying Value
December 31, 2009
Fixed maturity and equity	$21,089	$5,879	$26,968	$26,014
Equity method	5,851	1,721	7,572	6,586

	$26,940	$7,600	$34,540	$32,600

Insurance and other	$23,738	$7,094	$30,832	$28,980
Finance and financial products	3,202	506	3,708	3,620

	$26,940	$7,600	$34,540	$32,600

December 31, 2008
Fixed maturity and equity	$14,452	$36	$14,488	$14,675
Equity method	5,919	352	6,271	6,860

	$20,371	$388	$20,759	$21,535

Insurance and other	$17,269	$391	$17,660	$18,419
Finance and financial products	3,102	(3)	3,099	3,116

	$20,371	$388	$20,759	$21,535

Fixed maturity and equity investments in the preceding table include our investments in The Goldman Sachs Group, Inc. (“GS”) and The General Electric Company (“GE”), which were acquired in 2008 and investments in Swiss Reinsurance Company Ltd. (“Swiss Re”) and The Dow Chemical Company (“Dow”) that were made in 2009. In addition, fixed maturity and equity investments include investments in Wm. Wrigley Jr. Company (“Wrigley”) that we acquired in both 2008 and 2009. Additional information regarding these investments follows.

We own 50,000 shares of 10% Cumulative Perpetual Preferred Stock of GS (“GS Preferred”) and Warrants to purchase 43,478,260 shares of common stock of GS (“GS Warrants”) which were acquired for a combined cost of $5 billion. The GS Preferred may be redeemed at any time by GS at a price of $110,000 per share ($5.5 billion in aggregate). The GS Warrants expire in 2013 and can be exercised for an additional aggregate cost of $5 billion ($115/share). We also own 30,000 shares of 10% Cumulative Perpetual Preferred Stock of GE (“GE Preferred”) and Warrants to purchase 134,831,460 shares of common stock of GE (“GE Warrants”) which were acquired for a combined cost of $3 billion. The GE Preferred may be redeemed by GE beginning in October 2011 at a price of $110,000 per share ($3.3 billion in aggregate). The GE Warrants expire in 2013 and can be exercised for an additional aggregate cost of $3 billion ($22.25/share).

We own $4.4 billion par amount of 11.45% subordinated notes due 2018 of Wrigley (“Wrigley Notes”) and $2.1 billion of 5% preferred stock of Wrigley (“Wrigley Preferred”). The Wrigley Notes and Wrigley Preferred were acquired in 2008 in connection with Mars, Incorporated’s acquisition of Wrigley. During 2009, we also acquired $1.0 billion par amount of Wrigley senior notes due in 2013 and 2014. The Wrigley subordinated and senior notes are classified as held-to-maturity and accordingly we are carrying such investments at cost.

On March 23, 2009, we acquired a 12% convertible perpetual capital instrument issued by Swiss Re at a cost of $2.7 billion. The instrument has a face amount of 3 billion Swiss Francs (“CHF”) and has no maturity or mandatory redemption date but can be redeemed under certain conditions at the option of Swiss Re at 140% of the face amount until March 23, 2011 and thereafter at 120% of the face amount. The instrument possesses no voting rights and is subordinated to senior securities of Swiss Re as defined in the agreement. Beginning on March 23, 2012, the instrument can be converted at our option into 120,000,000 common shares of Swiss Re (a rate of 25 CHF per share of Swiss Re common stock).

On April 1, 2009, we acquired 3,000,000 shares of Series A Cumulative Convertible Perpetual Preferred Stock of Dow (“Dow Preferred”) for a cost of $3 billion. The Dow Preferred was issued in connection with Dow’s acquisition of the Rohm and Haas Company. Under certain conditions, each share of the Dow Preferred is convertible into 24.201 shares of Dow

Notes to Consolidated Financial Statements (Continued)

(6)	Other Investments (Continued)

common stock. Beginning in April 2014, if Dow’s common stock price exceeds $53.72 per share for any 20 trading days in a consecutive 30-day window, Dow, at its option, at any time, in whole or in part, may convert the Dow Preferred into Dow common stock at the then applicable conversion rate. The Dow Preferred is entitled to dividends at a rate of 8.5% per annum.

As of December 31, 2008, equity method investments included Burlington Northern Santa Fe Corporation (“BNSF”) and Moody’s Corporation (“Moody’s”). During the fourth quarter of 2008, our investment in common stock and our related voting interest in each of these companies exceeded 20%. Accordingly, we adopted the equity method of accounting with respect to these investments as of December 31, 2008. Prior to December 31, 2008, these investments were accounted for as available-for-sale equity securities and recorded in our financial statements at fair value. The cumulative effect of adopting the equity method with respect to the investments in BNSF and Moody’s was recorded in our financial statements as of December 31, 2008. Prior years’ financial statements were not restated due to immateriality.

As of December 31, 2009, we owned 22.5% of BNSF’s outstanding common stock. See Note 3 for additional information regarding our acquisition of BNSF on February 12, 2010. As of December 31, 2009, our equity in net assets of BNSF was $2,884 million and the excess of our carrying value over our equity in net assets of BNSF was $3,702 million.

During the third quarter of 2009, we sold shares of Moody’s common stock, which reduced our ownership and voting interest to less than 20%. As a result, we discontinued the use of the equity method with respect to our investment in Moody’s as of the beginning of the third quarter. As of December 31, 2009, our remaining investment in Moody’s common stock is carried at fair value and included as a component of equity securities in the Consolidated Balance Sheet. This change did not have a material impact on our Consolidated Financial Statements.

(7)	Investment gains/losses

Investment gains/losses are summarized below (in millions).

	2009	2008	2007
Fixed maturity securities —
Gross gains from sales and other disposals	$357	$212	$657
Gross losses from sales and other disposals	(54)	(20)	(35)
Equity securities —
Gross gains from sales and other disposals	701	1,256	4,880
Gross losses from sales	(617)	(530)	(7)
Other	(69)	255	103

	$318	$1,173	$5,598

Net investment gains/losses are reflected in the Consolidated Statements of Earnings as follows.

Insurance and other	$251	$1,166	$5,405
Finance and financial products	67	7	193

	$318	$1,173	$5,598

Notes to Consolidated Financial Statements (Continued)

(8)	Receivables

Receivables of insurance and other businesses are comprised of the following (in millions).

	2009	2008
Insurance premiums receivable	$5,295	$4,961
Reinsurance recoverables	2,922	3,235
Trade and other receivables	6,977	7,141
Allowances for uncollectible accounts	(402)	(412)

	$14,792	$14,925

Loans and finance receivables of finance and financial products businesses are comprised of the following (in millions).

	2009	2008
Consumer installment loans and finance receivables	$12,779	$13,190
Commercial loans and finance receivables	1,558	1,050
Allowances for uncollectible loans	(348)	(298)

	$13,989	$13,942

Allowances for uncollectible loans primarily relate to consumer installment loans. Provisions for consumer loan losses were $380 million in 2009 and $305 million in 2008. Loan charge-offs were $335 million in 2009 and $215 million in 2008. Consumer loan amounts are net of acquisition discounts of $594 million at December 31, 2009 and $684 million at December 31, 2008.

(9)	Inventories

Inventories are comprised of the following (in millions).

	2009	2008
Raw materials	$924	$1,161
Work in process and other	438	607
Finished manufactured goods	1,959	2,580
Purchased goods	2,826	3,152

	$6,147	$7,500

(10)	Goodwill

A reconciliation of the change in the carrying value of goodwill is as follows (in millions).

	2009	2008
Balance at beginning of year	$33,781	$32,862
Acquisitions of businesses and other	191	919

Balance at end of year	$33,972	$33,781

Notes to Consolidated Financial Statements (Continued)

(11)	Property, plant and equipment

Property, plant and equipment of our insurance and other businesses is comprised of the following (in millions).

	Ranges of estimated useful life	2009	2008
Land	—	$740	$751
Buildings and improvements	3 – 40 years	4,606	4,351
Machinery and equipment	3 – 25 years	10,845	11,009
Furniture, fixtures and other	3 – 20 years	1,595	1,856
Assets held for lease	12 – 30 years	5,706	5,311

		23,492	23,278
Accumulated depreciation		(7,772)	(6,575)

		$15,720	$16,703

Assets held for lease consist primarily of railroad tank cars, intermodal tank containers and other equipment in the transportation and equipment services businesses of Marmon. As of December 31, 2009, the minimum future lease rentals to be received on the equipment lease fleet (including rail cars leased from others) were as follows (in millions): 2010 – $597; 2011 – $458; 2012 – $329; 2013 – $216; 2014 – $133; and thereafter – $291.

Property, plant and equipment of utilities and energy businesses is comprised of the following (in millions).

	Ranges of estimated useful life	2009	2008
Utility generation, distribution and transmission system	5 – 85 years	$35,616	$32,795
Interstate pipeline assets	3 – 67 years	5,809	5,649
Independent power plants and other assets	3 – 30 years	1,157	1,228
Construction in progress	—	2,152	1,668

		44,734	41,340
Accumulated depreciation		(13,798)	(12,886)

		$30,936	$28,454

The utility generation, distribution and transmission system and interstate pipeline assets are the regulated assets of public utility and natural gas pipeline subsidiaries. At December 31, 2009 and 2008, accumulated depreciation and amortization related to regulated assets was $13.3 billion and $12.5 billion, respectively. Substantially all of the construction in progress at December 31, 2009 and 2008 related to the construction of regulated assets.

Notes to Consolidated Financial Statements (Continued)

(12)	Derivative contracts

We enter into derivative contracts primarily through our finance and financial products businesses and our energy and utilities businesses. The derivative contracts of our finance and financial products businesses, with limited exceptions, are not designated as hedges for financial reporting purposes. These contracts were initially entered into with the expectation that the premiums received would exceed the amounts ultimately paid to counterparties. Changes in the fair values of such contracts are reported in earnings as derivative gains/losses. A summary of derivative contracts of our finance and financial products businesses follows (in millions).

	December 31, 2009				December 31, 2008
	Assets (3)	Liabilities	Notional Value		Assets (3)	Liabilities	Notional Value
Equity index put options	$—	$7,309	$37,990	(1)	$—	$10,022	$37,134	(1)
Credit default obligations:
High yield indexes	—	781	5,533	(2)	—	3,031	7,892	(2)
States/municipalities	—	853	16,042	(2)	—	958	18,364	(2)
Individual corporate	81	—	3,565	(2)	—	105	3,900	(2)
Other	378	360			503	528
Counterparty netting and funds held as collateral	(193)	(34)			(295)	(32)

	$266	$9,269			$208	$14,612

(1)	Represents the aggregate undiscounted amount payable at the contract expiration dates assuming that the value of each index is zero at the contract expiration date.

(2)

Represents the maximum undiscounted future value of losses payable under the contracts, assuming a sufficient number of credit defaults occur. The number of losses required to exhaust contract limits under substantially all of the contracts is dependent on the loss recovery rate related to the specific obligor at the time of the default.

(3)	Included in Other assets of finance and financial products businesses.

A summary of derivative gains/losses included in the Consolidated Statements of Earnings are as follows (in millions).

	2009	2008
Equity index put options	$2,713	$(5,028)
Credit default obligations	789	(1,774)
Other	122	(19)

	$3,624	$(6,821)

From 2004 until the first quarter of 2008, we wrote equity index put option contracts on four major equity indexes including three indexes outside of the United States. These contracts are European style options and will be settled on the contract expiration dates, which occur between June 2018 and January 2028. Future payments, if any, under these contracts will be required if the underlying index value is below the strike price at the contract expiration dates. We received the premiums on these contracts in full at the contract inception dates and therefore we have no counterparty credit risk.

At December 31, 2009, the aggregate intrinsic value (the undiscounted liability assuming the contracts are settled on their future expiration dates based on the December 31, 2009 index values) was approximately $4.6 billion. However, these contracts may not be terminated or fully settled before the expiration dates and therefore the ultimate amount of cash basis gains or losses on these contracts will not be known for many years. The remaining weighted average life of all contracts was approximately 11.5 years at December 31, 2009.

In 2009, we agreed with certain counterparties to amend six of the equity index put option contracts. The amendments reduced the related contract expiration dates between 3.5 and 9.5 years and reduced the strike prices of those contracts between 29% and 39%. In addition, the aggregate notional value related to three of the amended contracts increased by approximately $161 million. No consideration was paid by either party with respect to these amendments. Other changes in notional amounts also occur from period to period because of foreign currency exchange rate fluctuations.

Notes to Consolidated Financial Statements (Continued)

(12)	Derivative contracts (Continued)

Our credit default contracts pertain to various indexes of high yield corporate issuers, state/municipal debt issuers and individual corporate issuers. These contracts cover the loss in value of specified debt obligations of the issuers arising from default events, which are usually for non-payment or bankruptcy. Loss amounts are subject to contract limits.

The high yield indexes are comprised of specified North American corporate issuers (usually 100 in number) whose obligations are rated below investment grade. The weighted average contract life of contracts in-force at December 31, 2009 was approximately 2 years. State and municipality contracts are comprised of over 500 state and municipality issuers and had a weighted average contract life at December 31, 2009 of approximately 11 years. Potential obligations related to approximately 50% of the notional amount of the state and municipality contracts cannot be settled before the maturity dates of the underlying obligations, which range from 2019 to 2054.

Premiums on the high yield index and state/municipality contracts are received in full at the inception dates of the contracts and, as a result, we have no counterparty credit risk. Our payment obligations under certain of these contracts are on a first loss basis. Several other contracts are subject to aggregate loss deductibles that must be satisfied before we have any payment obligations.

We also wrote credit default contracts on individual corporate issuers primarily related to investment grade obligations. Installment premiums are due from counterparties over the terms of the contracts. In most instances, premiums are due from counterparties on a quarterly basis. As of December 31, 2009, all of the in-force individual corporate issuer contracts expire in 2013.

With limited exceptions, our equity index put option and credit default contracts contain no collateral posting requirements with respect to changes in either the fair value or intrinsic value of the contracts and/or a downgrade of Berkshire’s credit ratings. Under certain conditions, a few contracts require that we post collateral. As of December 31, 2009, our collateral posting requirement under such contracts was $35 million compared to about $550 million at December 31, 2008. As of December 31, 2009, had Berkshire’s credit ratings (currently AA+ from Standard & Poor’s and Aa2 from Moody’s) been downgraded below either A- by Standard & Poor’s or A3 by Moody’s an additional $1.1 billion would have been required to be posted as collateral.

We are also exposed to variations in the market prices in the purchases and sales of natural gas and electricity and in commodity fuel costs through our regulated utility operations. Derivative instruments, including forward purchases and sales, futures, swaps and options are used to manage these commodity price risks. Unrealized gains and losses under these contracts are either probable of recovery through rates and therefore are recorded as a regulatory net asset or liability or are accounted for as cash flow hedges and therefore are recorded as accumulated other comprehensive income or loss. Derivative contract assets included in other assets of utilities and energy businesses were $188 million and $324 million as of December 31, 2009 and 2008, respectively. Derivative contract liabilities included in accounts payable, accruals and other liabilities of utilities and energy businesses were $581 million and $729 million as of December 31, 2009 and 2008, respectively.

Notes to Consolidated Financial Statements (Continued)

(13)	Supplemental cash flow information

A summary of supplemental cash flow information for each of the three years ending December 31, 2009 is presented in the following table (in millions).

	2009	2008	2007
Cash paid during the year for:
Income taxes	$2,032	$3,530	$5,895
Interest of finance and financial products businesses	622	537	569
Interest of utilities and energy businesses	1,142	1,172	1,118
Interest of insurance and other businesses	138	182	182

Non-cash investing and financing activities:
Investments received in connection with the Equitas reinsurance transaction	—	—	6,529
Liabilities assumed in connection with acquisitions of businesses	278	4,763	612
Fixed maturity securities sold or redeemed offset by decrease in directly related repurchase agreements	—	—	599
Equity/fixed maturity securities exchanged for other securities/investments	—	2,329	258

(14)	Unpaid losses and loss adjustment expenses

The liabilities for unpaid losses and loss adjustment expenses are based upon estimates of the ultimate claim costs associated with property and casualty claim occurrences as of the balance sheet dates including estimates for incurred but not reported (“IBNR”) claims. Considerable judgment is required to evaluate claims and establish estimated claim liabilities.

A reconciliation of the changes in liabilities for unpaid losses and loss adjustment expenses of our property/casualty insurance subsidiaries is as follows (in millions).

	2009	2008	2007
Unpaid losses and loss adjustment expenses:
Gross liabilities at beginning of year	$56,620	$56,002	$47,612
Ceded losses and deferred charges at beginning of year	(7,133)	(7,126)	(4,833)

Net balance at beginning of year	49,487	48,876	42,779

Incurred losses recorded during the year:
Current accident year	19,156	17,399	22,488
Prior accident years	(905)	(1,140)	(1,478)

Total incurred losses	18,251	16,259	21,010

Payments during the year with respect to:
Current accident year	(7,207)	(6,905)	(6,594)
Prior accident years	(8,315)	(8,486)	(8,865)

Total payments	(15,522)	(15,391)	(15,459)

Unpaid losses and loss adjustment expenses:
Net balance at end of year	52,216	49,744	48,330
Ceded losses and deferred charges at end of year	6,879	7,133	7,126
Foreign currency translation adjustment	232	(616)	534
Acquisitions	89	359	12

Gross liabilities at end of year	$59,416	$56,620	$56,002

Incurred losses “prior accident years” reflects the amount of estimation error charged or credited to earnings in each calendar year with respect to the liabilities established as of the beginning of that year. We reduced the beginning of the year net losses and loss adjustment expenses liability by $1,507 million in 2009, $1,690 million in 2008 and $1,793 million in 2007, which excludes the effects of prior years’ discount accretion and deferred charge amortization referred to below. In each year, the reductions in loss estimates for occurrences in prior years were primarily due to lower than expected severities and frequencies on reported and settled claims in primary private passenger and commercial auto lines and lower than expected reported reinsurance losses in both property and casualty lines. Accident year loss estimates are regularly adjusted to consider emerging loss development patterns of prior years’ losses, whether favorable or unfavorable.

Notes to Consolidated Financial Statements (Continued)

(14)	Unpaid losses and loss adjustment expenses (Continued)

Incurred losses for prior accident years also include amortization of deferred charges related to retroactive reinsurance contracts incepting prior to the beginning of the year and the accretion of the net discounts recorded on certain workers’ compensation loss reserves. Amortization charges included in prior accident years’ losses were $504 million in 2009, $451 million in 2008 and $213 million in 2007. Net discounted workers’ compensation liabilities at December 31, 2009 and 2008 were $2,356 million and $2,403 million, respectively, reflecting net discounts of $2,473 million and $2,616 million, respectively. The accretion of discounted liabilities related to prior years’ incurred losses was approximately $98 million in 2009, $99 million in 2008 and $102 million in 2007.

We are exposed to environmental, asbestos and other latent injury claims arising from insurance and reinsurance contracts. Loss reserve estimates for environmental and asbestos exposures include case basis reserves and also reflect reserves for legal and other loss adjustment expenses and IBNR reserves. IBNR reserves are determined based upon our historic general liability exposure base and policy language, previous environmental loss experience and the assessment of current trends of environmental law, environmental cleanup costs, asbestos liability law and judgmental settlements of asbestos liabilities.

The liabilities for environmental, asbestos and latent injury claims and claims expenses net of reinsurance recoverables were approximately $10.6 billion at December 31, 2009 and $10.7 billion at December 31, 2008. These liabilities included approximately $9.1 billion at December 31, 2009 and $9.2 billion at December 31, 2008 of liabilities assumed under retroactive reinsurance contracts. Liabilities arising from retroactive contracts with exposure to claims of this nature are generally subject to aggregate policy limits. Thus, our exposure to environmental and latent injury claims under these contracts is, likewise, limited. We monitor evolving case law and its effect on environmental and latent injury claims. Changing government regulations, newly identified toxins, newly reported claims, new theories of liability, new contract interpretations and other factors could result in significant increases in these liabilities. Such development could be material to our results of operations. It is not possible to reliably estimate the amount of additional net loss or the range of net loss that is reasonably possible.

In 2007, we entered into a reinsurance agreement with Equitas, a London based entity established to reinsure and manage the 1992 and prior years’ non-life insurance and reinsurance liabilities of the Names or Underwriters at Lloyd’s of London. Under the agreement as amended, we have agreed to provide up to $7 billion of reinsurance to Equitas in excess of its undiscounted loss and allocated loss adjustment expense reserves as of March 31, 2006. The agreement requires that we pay all claims and related costs that arise from the underlying insurance and reinsurance contracts of Equitas, subject to the aforementioned excess limit of indemnification. A significant amount of loss exposure associated with Equitas is related to asbestos, environmental and latent injury claims.

(15)	Notes payable and other borrowings

Notes payable and other borrowings are summarized below (in millions).

	2009	2008
Insurance and other:
Issued or guaranteed by Berkshire due 2010-2035	$2,021	$2,275
Issued by subsidiaries and not guaranteed by Berkshire due 2010-2038	1,698	2,074

	$3,719	$4,349

Debt issued or guaranteed by Berkshire includes short-term borrowings of $1.6 billion as of December 31, 2009 and $1.8 billion as of December 31, 2008. In February 2010, Berkshire issued $8.0 billion aggregate par amount of senior notes consisting of $2.0 billion par amount of floating rate notes due in 2011; $1.1 billion par amount of floating rate notes due in 2012; $1.2 billion par amount of floating rate notes due in 2013; $600 million par amount of 1.4% notes due in 2012; $1.4 billion par amount of 2.125% notes due in 2013; and $1.7 billion par amount of 3.2% notes due in 2015. These notes were issued in connection with the BNSF acquisition.

Notes to Consolidated Financial Statements (Continued)

(15)	Notes payable and other borrowings (Continued)

	2009	2008
Utilities and energy:
Issued by MidAmerican Energy Holdings Company (“MidAmerican”) and its subsidiaries and not guaranteed by Berkshire:
MidAmerican senior unsecured debt due 2012-2037	$5,371	$5,121
Subsidiary and other debt due 2010-2039	14,208	14,024

	$19,579	$19,145

MidAmerican senior debt is unsecured and has a weighted average interest rate of about 6.2% as of December 31, 2009. Subsidiary debt of utilities and energy businesses represents amounts issued by subsidiaries of MidAmerican pursuant to separate financing agreements and has a weighted average interest rate of about 6% as of December 31, 2009. All or substantially all of the assets of certain MidAmerican subsidiaries are or may be pledged or encumbered to support or otherwise secure the debt. These borrowing arrangements generally contain various covenants including, but not limited to, leverage ratios, interest coverage ratios and debt service coverage ratios. As of December 31, 2009, MidAmerican and its subsidiaries were in compliance with all applicable covenants.

	2009	2008
Finance and financial products:
Issued by Berkshire Hathaway Finance Corporation (“BHFC”) and guaranteed by Berkshire	$12,051	$10,778
Issued by other subsidiaries and guaranteed by Berkshire due 2010-2027	776	706
Issued by other subsidiaries and not guaranteed by Berkshire 2010-2036	1,784	1,904

	$14,611	$13,388

BHFC is a 100% owned finance subsidiary of Berkshire, which has fully and unconditionally guaranteed its securities. Debt issued by BHFC matures between 2010 and 2018 and has a weighted average interest rate of approximately 4.2% as of December 31, 2009. In January 2010, BHFC issued $1 billion par amount of senior notes consisting of $750 million par of 5.75% notes due in 2040 and $250 million par of floating rate notes due in 2012. In January 2010, BHFC repaid $1.5 billion par amount of senior notes that matured.

Our subsidiaries have approximately $4.7 billion of available unused lines of credit and commercial paper capacity in the aggregate to support our short-term borrowing programs and provide additional liquidity. Generally, Berkshire’s guarantee of a subsidiary’s debt obligation is an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all present and future payment obligations of the issuer.

Principal payments expected during the next five years are as follows (in millions).

	2010	2011	2012	2013	2014
Insurance and other *	$2,015	$120	$107	$99	$118
Utilities and energy	371	1,141	1,666	650	970
Finance and financial products	2,251	1,638	2,649	3,556	489

	$4,637	$2,899	$4,422	$4,305	$1,577

*	The amounts in the table above exclude amounts that will be repaid with respect to the $8 billion aggregate par amount of senior notes due between 2011 and 2015 that we issued subsequent to December 31, 2009 in connection with the BNSF acquisition.

Notes to Consolidated Financial Statements (Continued)

(16)	Income taxes

The liability for income taxes as of December 31, 2009 and 2008 as reflected in our Consolidated Balance Sheets is as follows (in millions).

	2009	2008
Payable currently	$(396)	$161
Deferred	18,695	9,316
Other	926	803

	$19,225	$10,280

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 are shown below (in millions).

	2009	2008
Deferred tax liabilities:
Investments – unrealized appreciation and cost basis differences	$11,880	$4,805
Deferred charges reinsurance assumed	1,385	1,373
Property, plant and equipment	8,135	7,004
Other	4,236	4,024

	25,636	17,206

Deferred tax assets:
Unpaid losses and loss adjustment expenses	(1,010)	(896)
Unearned premiums	(500)	(495)
Accrued liabilities	(1,643)	(1,698)
Derivative contract liabilities	(875)	(2,144)
Other	(2,913)	(2,657)

	(6,941)	(7,890)

Net deferred tax liability	$18,695	$9,316

We have not established deferred income taxes with respect to undistributed earnings of certain foreign subsidiaries. Earnings expected to remain reinvested indefinitely were approximately $3.8 billion as of December 31, 2009. Upon distribution as dividends or otherwise, such amounts would be subject to taxation in the United States as well as foreign countries. However, U.S. income tax liabilities could be offset, in whole or in part, by tax credits allowable from taxes paid to foreign jurisdictions. Determination of the potential net tax due is impracticable due to the complexities of hypothetical calculations involving uncertain timing and amounts of taxable income and the effects of multiple taxing jurisdictions.

The Consolidated Statements of Earnings reflect charges for income taxes as shown below (in millions).

	2009	2008	2007
Federal	$2,833	$915	$5,740
State	124	249	234
Foreign	581	814	620

	$3,538	$1,978	$6,594

Current	$1,619	$3,811	$5,708
Deferred	1,919	(1,833)	886

	$3,538	$1,978	$6,594

Notes to Consolidated Financial Statements (Continued)

(16)	Income taxes (Continued)

Charges for income taxes are reconciled to hypothetical amounts computed at the U.S. federal statutory rate in the table shown below (in millions).

	2009	2008	2007
Earnings before income taxes	$11,552	$7,574	$20,161

Hypothetical amounts applicable to above computed at the federal statutory rate	$4,043	$2,651	$7,056
Tax-exempt interest income	(33)	(88)	(33)
Dividends received deduction	(479)	(415)	(306)
State income taxes, less federal income tax benefit	81	162	152
Foreign tax rate differences	(92)	(59)	(36)
Effect of income tax rate changes on deferred income taxes *	—	—	(90)
Non-taxable exchange of investment	—	(154)	—
Other differences, net	18	(119)	(149)

Total income taxes	$3,538	$1,978	$6,594

*	Relates to adjustments made to deferred income tax assets and liabilities in 2007 upon the enactment of reductions to corporate income tax rates in the United Kingdom and Germany.

We file income tax returns in the U.S. federal jurisdiction and in many state, local and foreign jurisdictions. We are under examination by the taxing authorities in many of these jurisdictions. With few exceptions, we have settled tax return liabilities with U.S. federal, state, local, and foreign tax authorities for years before 1999. Berkshire and the U.S. Internal Revenue Service (“IRS”) resolved all proposed adjustments for the 1999 through 2001 tax years at the IRS Appeals Division and are awaiting Joint Committee on Taxation approval. The IRS has completed its examination of the consolidated U.S. federal income tax returns for the 2002 through 2006 tax years and the proposed adjustments are currently being reviewed in the IRS appeals process. The IRS is currently auditing our consolidated U.S. federal income tax returns for the 2007 and 2008 tax years. While it is reasonably possible that certain of the income tax examinations will be settled within the next twelve months, we currently believe that there are no jurisdictions in which the outcome of unresolved issues or claims is likely to be material to the Consolidated Financial Statements.

At December 31, 2009 and 2008, net unrecognized tax benefits were $926 million and $803 million, respectively. Included in the balance at December 31, 2009, are approximately $700 million of tax positions that, if recognized, would impact the effective tax rate. The remaining balance in net unrecognized tax benefits principally relates to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. As of December 31, 2009, we do not expect any material changes to the estimated amount of unrecognized tax benefits in the next twelve months.

(17)	Dividend restrictions – Insurance subsidiaries

Payments of dividends by our insurance subsidiaries are restricted by insurance statutes and regulations. Without prior regulatory approval, our principal insurance subsidiaries may declare up to approximately $7 billion as ordinary dividends before the end of 2010.

Combined shareholders’ equity of U.S. based property/casualty insurance subsidiaries determined pursuant to statutory accounting rules (Statutory Surplus as Regards Policyholders) was approximately $64 billion at December 31, 2009 and $51 billion at December 31, 2008. Statutory surplus differs from the corresponding amount determined on the basis of GAAP. The major differences between statutory basis accounting and GAAP are that deferred charges reinsurance assumed, deferred policy acquisition costs, unrealized gains and losses on investments in fixed maturity securities and related deferred income taxes are recognized under GAAP but not for statutory reporting purposes. In addition, statutory accounting for goodwill of acquired businesses requires amortization of goodwill over 10 years, whereas under GAAP, goodwill is not amortized and is subject to periodic tests for impairment.

Notes to Consolidated Financial Statements (Continued)

(18)	Fair value measurements

The estimated fair values of our financial instruments as of December 31, 2009 and 2008 are shown in the following table (in millions). The carrying values of cash and cash equivalents, accounts receivable and accounts payable, accruals and other liabilities are deemed to be reasonable estimates of their fair values.

	Carrying Value		Fair Value
	2009	2008	2009	2008
Insurance and other:
Investments in fixed maturity securities	$32,523	$27,115	$32,523	$27,115
Investments in equity securities	56,562	49,073	56,562	49,073
Other investments	28,980	18,419	30,832	17,660
Notes payable and other borrowings	3,719	4,349	3,723	4,300
Utilities and energy:
Investments in equity securities (1)	1,986	—	1,986	—
Derivative contract assets (1)	188	324	188	324
Notes payable and other borrowings	19,579	19,145	20,868	19,144
Derivative contract liabilities (2)	581	729	581	729
Finance and financial products:
Investments in fixed maturity securities	4,608	4,517	4,608	4,517
Investments in equity securities (1)	486	—	486	—
Other investments	3,620	3,116	3,708	3,099
Derivative contract assets (1)	266	208	266	208
Loans and finance receivables	13,989	13,942	12,415	14,016
Notes payable and other borrowings	14,611	13,388	15,301	13,820
Derivative contract liabilities	9,269	14,612	9,269	14,612

(1)	Included in Other assets

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

Fair values for substantially all of our financial instruments were measured using market or income approaches. Considerable judgment may be required in interpreting market data used to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in an actual current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

The hierarchy for measuring fair value consists of Levels 1 through 3.

Level 1 – Inputs represent unadjusted quoted prices for identical assets or liabilities exchanged in active markets. Substantially all of our equity investments are traded on an exchange in active markets and fair value is based on the closing prices as of the balance sheet date.

Level 2 – Inputs include directly or indirectly observable inputs (other than Level 1 inputs) such as quoted prices for similar assets or liabilities exchanged in active or inactive markets; quoted prices for identical assets or liabilities exchanged in inactive markets; other inputs that may be considered in fair value determinations of the assets or liabilities, such as interest rates and yield curves, volatilities, prepayment speeds, loss severities, credit risks and default rates; and inputs that are derived principally from or corroborated by observable market data by correlation or other means. Fair values for our investments in fixed maturity securities are primarily based on market prices and market data available for instruments with similar characteristics. Pricing evaluations are based on yield curves for instruments with similar characteristics, such as credit rating, estimated duration, and yields for other instruments of the issuer or entities in the same industry sector.

Notes to Consolidated Financial Statements (Continued)

(18)	Fair value measurements (Continued)

Level 3 – Inputs include unobservable inputs used in the measurement of assets and liabilities. Management is required to use its own assumptions regarding unobservable inputs because there is little, if any, market activity in the assets or liabilities or related observable inputs that can be corroborated at the measurement date. Unobservable inputs require management to make certain projections and assumptions about the information that would be used by market participants in pricing assets or liabilities. Measurements of non-exchange traded derivative contracts and certain other investments carried at fair value are based primarily on valuation models, discounted cash flow models or other valuation techniques that are believed to be used by market participants. We value equity index put option contracts based on the Black-Scholes option valuation model which we believe is widely used by market participants. Inputs to this model include current index price, expected volatility, dividend and interest rates and contract duration. Credit default contracts are primarily valued based on indications of bid or offer data as of the balance sheet date. These contracts are not exchange traded and certain of the terms of our contracts are not standard in derivatives markets. For example, we are not required to post collateral under most of our contracts. For these reasons, we classified these contracts as Level 3.

Financial assets and liabilities measured and carried at fair value on a recurring basis in our financial statements as of December 31, 2009 and December 31, 2008 are summarized according to the hierarchy previously described as follows (in millions).

	Total Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2009
Insurance and other:
Investments in fixed maturity securities	$32,523	$5,407	$26,596	$520
Investments in equity securities	56,562	56,169	89	304
Other investments	17,504	—	—	17,504
Utilities and energy:
Investments in equity securities	1,986	1,986	—	—
Net derivative contract (assets)/liabilities	393	(1)	35	359
Finance and financial products:
Investments in fixed maturity securities	4,608	—	4,210	398
Investments in equity securities	486	485	1	—
Other investments	1,058	—	—	1,058
Net derivative contract liabilities	9,003	—	166	8,837

December 31, 2008
Insurance and other:
Investments in fixed maturity securities	$27,115	$4,961	$21,650	$504
Investments in equity securities	49,073	48,666	79	328
Other investments	8,223	—	—	8,223
Utilities and energy:
Net derivative contract liabilities	405	—	2	403
Finance and financial products:
Investments in fixed maturity securities	4,517	—	4,382	135
Net derivative contract liabilities	14,404	—	288	14,116

Notes to Consolidated Financial Statements (Continued)

(18)	Fair value measurements (Continued)

Reconciliations of assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the years ended December 31, 2008 and 2009 follow (in millions).

	Investments in fixed maturity securities	Investments in equity securities	Other investments	Net derivative contract liabilities
Balance at January 1, 2008	$393	$356	$—	$(6,784)
Gains (losses) included in:
Earnings *	3	—	—	(6,765)
Other comprehensive income	(16)	(29)	223	1
Regulatory assets and liabilities	—	—	—	(110)
Purchases, sales, issuances and settlements	259	—	8,000	(874)
Transfers into (out of) Level 3	—	1	—	13

Balance at December 31, 2008	$639	$328	$8,223	$(14,519)
Gains (losses) included in:
Earnings *	1	4	—	3,635
Other comprehensive income	49	25	4,702	—
Regulatory assets and liabilities	—	—	—	47
Purchases, sales, issuances and settlements	244	(8)	5,637	1,664
Transfers in to (out of) Level 3	(15)	(45)	—	(23)

Balance at December 31, 2009	$918	$304	$18,562	$(9,196)

*	Gains and losses related to changes in valuations are included in our Consolidated Statements of Earnings as components of investment gains/losses, derivative gains/losses or other revenues as appropriate. Substantially all of the gains and losses included in earnings were related to derivative contract liabilities.

(19)	Common stock

On January 20, 2010, our shareholders approved proposals to increase the authorized number of Class B common shares from 55,000,000 to 3,225,000,000 and to effect a 50-for-1 split of the Class B common stock which became effective on January 21, 2010. The Class A common stock was not split. Thereafter, each share of Class A common stock became convertible, at the option of the holder, into 1,500 shares of Class B common stock. Class B common stock is not convertible into Class A common stock. The Class B share data in the following table and the related disclosures regarding Class B shares are presented on a post-split basis for all periods.

Changes in issued and outstanding Berkshire common stock during the three years ended December 31, 2009 are shown in the table below.

	Class A, $5 Par Value	Class B, $0.0033 Par Value
	(1,650,000 shares authorized) Shares Issued and Outstanding	(3,225,000,000 shares authorized) Shares Issued and Outstanding
Balance December 31, 2006	1,117,568	637,621,550
Conversions of Class A common stock to Class B common stock and other	(36,544)	62,382,450

Balance December 31, 2007	1,081,024	700,004,000
Conversions of Class A common stock to Class B common stock and other	(22,023)	35,345,800

Balance December 31, 2008	1,059,001	735,349,800
Conversions of Class A common stock to Class B common stock and other	(3,720)	9,351,500

Balance December 31, 2009	1,055,281	744,701,300

Notes to Consolidated Financial Statements (Continued)

(19) Common stock (Continued)

Class B common stock possesses dividend and distribution rights equal to one-fifteen-hundredth (1/1,500) of such rights of Class A common stock. Each Class A common share is entitled to one vote per share. Each Class B common share possesses voting rights equivalent to one-ten-thousandth (1/10,000) of the voting rights of a Class A share. Unless otherwise required under Delaware General Corporation Law, Class A and Class B common shares vote as a single class.

On an equivalent Class A common stock basis, there were 1,551,749 shares outstanding as of December 31, 2009 and 1,549,234 shares outstanding as of December 31, 2008. The Class B stock split had no effect on the number of equivalent Class A common shares outstanding. In addition to our common stock, we have 1,000,000 shares of preferred stock authorized, none of which are issued and outstanding.

(20)	Pension plans

Several of our subsidiaries individually sponsor defined benefit pension plans covering certain employees. Benefits under the plans are generally based on years of service and compensation, although benefits under certain plans are based on years of service and fixed benefit rates. Contributions to the plans are made, generally, to meet regulatory requirements. Additional amounts may be contributed as determined by management based on actuarial valuations.

The components of net periodic pension expense for each of the three years ending December 31, 2009 are as follows (in millions).

	2009	2008	2007
Service cost	$162	$176	$202
Interest cost	455	452	439
Expected return on plan assets	(417)	(463)	(444)
Other	35	20	65

Net pension expense	$235	$185	$262

The accumulated benefit obligation is the actuarial present value of benefits earned based on service and compensation prior to the valuation date. As of December 31, 2009 and 2008, the accumulated benefit obligation was $7,379 million and $6,693 million, respectively. The projected benefit obligation is the actuarial present value of benefits earned based upon service and compensation prior to the valuation date and, if applicable, includes assumptions regarding future compensation levels. Information regarding the projected benefit obligations is shown in the table that follows (in millions).

	2009	2008
Projected benefit obligation, beginning of year	$7,587	$7,683
Service cost	162	176
Interest cost	455	452
Benefits paid	(408)	(455)
Business acquisitions	—	249
Actuarial (gain) or loss and other	340	(518)

Projected benefit obligation, end of year	$8,136	$7,587

Notes to Consolidated Financial Statements (Continued)

(20)	Pension plans (Continued)

Benefit obligations under qualified U.S. defined benefit plans are funded through assets held in trusts and are not included as assets in our Consolidated Financial Statements. Pension obligations under certain non-U.S. plans and non-qualified U.S. plans are unfunded. As of December 31, 2009, projected benefit obligations of non-qualified U.S. plans and non-U.S. plans which are not funded through assets held in trusts were $653 million. A reconciliation of the changes in plan assets and a summary of plan assets held as of December 31, 2009 and 2008 is presented in the table that follows (in millions).

	2009	2008		2009	2008
Plan assets at beginning of year	$5,322	$7,063	Cash and equivalents	$408	$535
Employer contributions	224	279	Government obligations	674	426
Benefits paid	(408)	(455)	Investment funds	1,470	877
Actual return on plan assets	749	(1,244)	Corporate obligations	744	715
Business acquisitions	—	188	Equity securities	2,152	2,213
Other and expenses	39	(509)	Other	478	556

Plan assets at end of year	$5,926	$5,322		$5,926	$5,322

Fair value measurements for pension assets as of December 31, 2009 follow (in millions).

	Total Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and equivalents	$408	$401	$7	$—
Government obligations	674	554	120	—
Investment funds	1,470	174	1,296	—
Corporate debt obligations	744	157	587	—
Equity securities	2,152	2,131	21	—
Other	478	27	223	228

	$5,926	$3,444	$2,254	$228

Refer to Note 18 for a discussion of the three levels in the hierarchy of fair values. Pension assets measured at fair value with significant unobservable inputs (Level 3) for the year ended December 31, 2009 consisted primarily of real estate and limited partnership interests.

Pension plan assets are generally invested with the long-term objective of earning sufficient amounts to cover expected benefit obligations, while assuming a prudent level of risk. There are no target investment allocation percentages with respect to individual or categories of investments. Allocations may change as a result of changing market conditions and investment opportunities. The expected rates of return on plan assets reflect subjective assessments of expected invested asset returns over a period of several years. Generally, past investment returns are not given significant consideration when establishing assumptions for expected long-term rates of returns on plan assets. Actual experience will differ from the assumed rates.

The defined benefit plans expect to pay benefits to participants over the next ten years, reflecting expected future service as appropriate, as follows (in millions): 2010 – $418; 2011 – $429; 2012 – $449; 2013 – $469; 2014 – $484; and 2015 to 2019 – $2,599. Sponsoring subsidiaries expect to contribute $284 million to defined benefit pension plans in 2010.

Notes to Consolidated Financial Statements (Continued)

(20) Pension plans (Continued)

As of December 31, 2009 and 2008, the net funded status of the plans is summarized in the table that follows (in millions).

	2009	2008
Amounts recognized in the Consolidated Balance Sheets:
Other liabilities	$2,288	$2,357
Other assets	(78)	(92)

	$2,210	$2,265

A reconciliation of amounts not yet recognized in net periodic benefit expense for the years ending December 31, 2009 and 2008 follows (in millions).

	2009	2008
Net amount included in accumulated other comprehensive income, beginning of year	$(853)	$(164)
Amount included in net periodic pension expense	34	10
Gains (losses) current period and other	(79)	(699)

Net amount included in accumulated other comprehensive income, end of year	$(898)*	$(853)

*	Includes $72 million that is expected to be included in net periodic pension expense in 2010.

Weighted average interest rate assumptions used in determining projected benefit obligations were as follows. These rates are substantially the same as the weighted average rates used in determining the net periodic pension expense.

	2009	2008
Discount rate	5.9%	6.3%
Expected long-term rate of return on plan assets	6.9	6.9
Rate of compensation increase	4.0	4.2

Several of our subsidiaries also sponsor defined contribution retirement plans, such as 401(k) or profit sharing plans. Employee contributions to the plans are subject to regulatory limitations and the specific plan provisions. Several of the plans require that the subsidiary match these contributions up to levels specified in the plans and provide for additional discretionary contributions as determined by management. The total expenses related to employer contributions for these plans were $540 million, $519 million and $506 million for the years ended December 31, 2009, 2008 and 2007, respectively.

(21)	Contingencies and Commitments

We are parties in a variety of legal actions arising out of the normal course of business. In particular, such legal actions affect our insurance and reinsurance businesses. Such litigation generally seeks to establish liability directly through insurance contracts or indirectly through reinsurance contracts issued by Berkshire subsidiaries. Plaintiffs occasionally seek punitive or exemplary damages. We do not believe that such normal and routine litigation will have a material effect on its financial condition or results of operations. Berkshire and certain of its subsidiaries are also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines and penalties in substantial amounts.

a)	Governmental Investigations

On January 19, 2010, General Re Corporation (“General Re”), a wholly-owned subsidiary of Berkshire Hathaway Inc. (“Berkshire”), entered into settlements with the U.S. Department of Justice (the “DOJ”) and the Securities and Exchange Commission (the “SEC”) related to the investigations of non-traditional products previously disclosed by Berkshire. Berkshire, General Re and certain of Berkshire’s insurance subsidiaries had been fully cooperating in these investigations since General Re originally received subpoenas in January 2005.

As part of the settlements, General Re entered into a non-prosecution agreement (the “Non-Prosecution Agreement”) with the DOJ. Under the terms of the Non-Prosecution Agreement, among other things, the DOJ has agreed not to prosecute General Re for any crimes committed by General Re relating to General Re’s previously disclosed transaction with American

Notes to Consolidated Financial Statements (Continued)

(21)	Contingencies and Commitments (Continued)

International Group, Inc. (“AIG”) initially effected in 2000 (the “AIG Transaction”), and General Re has paid a monetary amount equal to $19.5 million to the United States. The Non-Prosecution Agreement provides that General Re’s agreement to pay $60.5 million, exclusive of attorneys’ fees and expenses, through the pending civil class action settlement with AIG shareholders more fully described below, when combined with the amounts to be paid by AIG and the other defendants, satisfies restitution with regard to the AIG Transaction. General Re also has agreed to continue to cooperate fully with the DOJ and the SEC in any ongoing investigations of individuals who may have been involved with the AIG Transaction. The Non-Prosecution Agreement acknowledges that General Re has instituted a number of internal corporate remediation measures applicable to itself and its subsidiaries and, under the terms of the Non-Prosecution Agreement, General Re has agreed to maintain such remediation measures at least during the three-year term thereof. General Re has also agreed to toll the statute of limitations for the term of the Non-Prosecution Agreement on crimes related to the AIG Transaction, and that neither it nor its directors, executive officers or representatives will make, cause others to make or acknowledge as true any statements inconsistent with the agreed statement of facts in the Non-Prosecution Agreement. The Non-Prosecution Agreement provides that if the DOJ determines that General Re or any of its employees, officers or directors have failed to comply with or knowingly violated any of the provisions of the Non-Prosecution Agreement, have provided deliberately false, incomplete or misleading information thereunder, or have violated any provision of the federal securities laws during the term of the Non-Prosecution Agreement, General Re shall thereafter be subject to prosecution for crimes committed by and through its employees related to the AIG Transaction. The Non-Prosecution Agreement is also applicable to, and binding upon, certain subsidiaries of General Re.

In connection with the SEC settlement, which concerns the AIG transaction, as well as a separate series of interrelated transactions with Prudential Financial, Inc. during the period 1997 through 2002, General Re is permanently enjoined from aiding and abetting any violations of the books and records and internal controls provisions of Sections 13(b)(2)(A) and 13(b)(2)(B) of the Securities Act of 1934, as amended, and has paid $12.2 million in disgorgement and prejudgment interest (the “SEC Amount”) to the SEC. General Re has also agreed not to take any action or make or permit any public statement denying any allegations in the SEC’s complaint or creating the impression that the complaint is without factual basis, although this obligation does not affect General Re’s testimonial obligations or right to take legal or factual positions in litigation or other legal proceedings in which the SEC is not a party. If General Re breaches this agreement, the SEC may petition to vacate the General Re judgment and restore its action against General Re. On February 8, 2010, the judge in this matter issued an order permitting Liberty Mutual Insurance Company, which acquired Prudential Financial and claims to be entitled to the SEC Amount as a result of its own alleged damages, to file a motion to intervene in this matter and requiring the SEC to hold the SEC Amount separate pending a resolution. If the SEC is required to turn over the SEC Amount, or a portion thereof, to Liberty Mutual, General Re could be subject to additional claims for relief from the SEC.

The Office of the Director of Corporate Enforcement in Ireland is conducting a preliminary evaluation in relation to Cologne Reinsurance Company (Dublin) Limited (“CRD”), a wholly owned subsidiary of General Re, concerning, in particular, transactions between CRD and AIG. CRD is cooperating fully with this preliminary evaluation.

Except for the ongoing investigation by the Office of the Director of Corporate Enforcement in Ireland, we are not aware of any remaining governmental investigations of any of our subsidiaries involving non-traditional products or related transactions.

b)	Civil Litigation

Litigation Related to ROA

General Reinsurance Corporation (“General Reinsurance”), a subsidiary of General Re, and several current and former employees, along with numerous other defendants, have been sued in thirteen federal lawsuits involving Reciprocal of America (“ROA”) and related entities. ROA was a Virginia-based reciprocal insurer and reinsurer of physician, hospital and lawyer professional liability risks. Nine are putative class actions initiated by doctors, hospitals and lawyers that purchased insurance through ROA or certain of its Tennessee-based risk retention groups. These complaints seek compensatory, treble, and punitive damages in an amount plaintiffs contend is just and reasonable.

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

Notes to Consolidated Financial Statements (Continued)

(21) Contingencies and Commitments (Continued)

were filed in April 2003 through June 2006. In the action filed by the Virginia Commissioner of Insurance, the Commissioner asserts in several of its claims that the alleged damages are believed to exceed $200 million in the aggregate as against all defendants.

All of these cases are collectively assigned to the U.S. District Court for the Western District of Tennessee for pretrial proceedings. General Reinsurance filed motions to dismiss all of the claims against it in these cases and, in June 2006, the court granted General Reinsurance’s motion to dismiss the complaints of the Virginia and Tennessee receivers. The court granted the Tennessee receiver leave to amend her complaint, and the Tennessee receiver filed an amended complaint on August 7, 2006. General Reinsurance has filed a motion to dismiss the amended complaint in its entirety and that motion was granted, with the court dismissing the claim based on an alleged violation of RICO with prejudice and dismissing the state law claims without prejudice. One of the other defendants filed a motion for the court to reconsider the dismissal of the state law claims, requesting that the court retain jurisdiction over them. That motion is pending.

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

General Reinsurance has reached tentative settlements with the Virginia and Tennessee receivers as well as the Missouri-based hospital group. If those settlements are consummated and approved, all the claims by these entities will be dismissed.

Actions related to AIG

General Reinsurance is a defendant in In re American International Group Securities Litigation, Case No. 04-CV-8141-(LTS), United States District Court, Southern District of New York, a putative class action (the “AIG Securities Litigation”) asserted on behalf of investors who purchased publicly-traded securities of AIG between October 1999 and March 2005. The complaint, originally filed in April 2005, asserts various claims against AIG and certain of its officers, directors, investment banks and other parties, including Ronald Ferguson, Richard Napier and John Houldsworth (whom the Complaint defines, together with General Reinsurance, as the “General Re Defendants”). The Complaint alleges that the General Re Defendants violated Section 10(b) of the Securities Exchange Act and Rule 10b-5 in connection with the AIG Transaction. The Complaint seeks damages and other relief in unspecified amounts. General Reinsurance has answered the Complaint, denying liability and asserting various affirmative defenses. Lead plaintiffs filed a motion for class certification on February 20, 2008. Various defendants, including General Reinsurance, have filed oppositions to class certification. On May 29, 2008, General Reinsurance filed a motion for judgment on the pleadings. Plaintiffs filed an opposition to that motion on June 30, 2008. The court has not ruled on that motion. The lead plaintiffs and General Reinsurance have reached agreement concerning the terms of a settlement that would resolve all claims against the General Re Defendants in exchange for a payment by General Reinsurance of $72 million, out of which the court may award plaintiffs’ counsel no more than $11.5 million in fees and reimbursement of costs, with the remaining amount of at least $60.5 million to be distributed to purchasers of AIG securities. This settlement remains subject to court approval. On February 22, 2010, the court granted class certification with respect to claims against AIG, and denied class certification with respect to claims against General Reinsurance. The order does not explicitly address whether the court will approve the above-described settlement.

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

Notes to Consolidated Financial Statements (Continued)

(21) Contingencies and Commitments (Continued)

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

FAI/HIH Matter

In December 2003, the Liquidators of both FAI Insurance Limited (“FAI”) and HIH Insurance Limited (“HIH”) advised General Reinsurance Australia Limited (“GRA”) and Kölnische Rückversicherungs-Gesellschaft AG (“Cologne Re”) that they intended to assert claims arising from insurance transactions GRA entered into with FAI in May and June 1998. In August 2004, the Liquidators filed claims in the Supreme Court of New South Wales in order to avoid the expiration of a statute of limitations for certain plaintiffs. The focus of the Liquidators’ allegations against GRA and Cologne Re are the 1998 transactions GRA entered into with FAI (which was acquired by HIH in 1999). The Liquidators contend, among other things, that GRA and Cologne Re engaged in deceptive conduct that assisted FAI in improperly accounting for such transactions as reinsurance, and that such deception led to HIH’s acquisition of FAI and caused various losses to FAI and HIH. The Liquidator of HIH served its Complaint on GRA and Cologne Re in June 2006 and discovery has been ongoing. The FAI Liquidator dismissed his complaint against GRA and Cologne Re. GRA and Cologne Re have entered into a settlement in principle with the HIH Liquidator, which remains subject to court approval.

We have established reserves for certain of the legal proceedings discussed above where we have concluded that the likelihood of an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. For other legal proceedings discussed above, either we have determined that an unfavorable outcome is reasonably possible but we are unable to estimate a range of possible losses or we are unable to predict the outcome of the matter. We believe that any liability that may arise as a result of current pending civil litigation, including the matters discussed above, will not have a material effect on our financial condition or results of operations.

c)	Commitments

We lease certain manufacturing, warehouse, retail and office facilities as well as certain equipment. Rent expense for all leases was $701 million in 2009, $725 million in 2008 and $648 million in 2007. Minimum rental payments for operating leases having initial or remaining non-cancelable terms in excess of one year are as follows. Amounts are in millions.

2010	2011	2012	2013	2014	After 2014	Total
$577	$461	$379	$290	$230	$1,049	$2,986

Notes to Consolidated Financial Statements (Continued)

(21) Contingencies and Commitments (Continued)

Several of our subsidiaries have made long-term commitments to purchase goods and services used in their businesses. The most significant of these relate to MidAmerican’s commitments to purchase coal, electricity and natural gas. As of December 31, 2009, commitments under all such subsidiary arrangements were approximately $5.6 billion in 2010, $1.9 billion in 2011, $1.8 billion in 2012, $1.7 billion in 2013, $1.7 billion in 2014 and $4.0 billion after 2014.

We are obligated to acquire the remaining 36% equity interests of Marmon in stages between 2011 and 2014. Based upon the initial purchase price, the cost to Berkshire to acquire such interests would be approximately $2.7 billion. However, the consideration ultimately payable is contingent upon future operating results of Marmon and the per share cost could be greater than or less than the initial per share price.

Pursuant to the terms of shareholder agreements with noncontrolling shareholders in certain of our other less than wholly-owned subsidiaries, we may be obligated to acquire their equity ownership interests. The consideration payable for such interests is generally based on the fair value of the subsidiary. If we acquired all such outstanding noncontrolling interests holdings as of December 31, 2009, the cost would have been approximately $3 billion. However, the timing and the amount of any such future payments that might be required are contingent on future actions of the noncontrolling owners and future operating results of the related subsidiaries.

(22) Business segment data

Our reportable business segments are organized in a manner that reflects how management views those business activities. Certain businesses have been grouped together for segment reporting based upon similar products or product lines, marketing, selling and distribution characteristics, even though those business units are operated under separate local management.

The tabular information that follows shows data of reportable segments reconciled to amounts reflected in the Consolidated Financial Statements. Intersegment transactions are not eliminated in instances where management considers those transactions in assessing the results of the respective segments. Furthermore, our management does not consider investment and derivative gains/losses or amortization of purchase accounting adjustments in assessing the performance of reporting units. Collectively, these items are included in reconciliations of segment amounts to consolidated amounts.

Business Identity	Business Activity

GEICO	Underwriting private passenger automobile insurance mainly by direct response methods

General Re	Underwriting excess-of-loss, quota-share and facultative reinsurance worldwide

Berkshire Hathaway Reinsurance Group	Underwriting excess-of-loss and quota-share reinsurance for property and casualty insurers and reinsurers

Berkshire Hathaway Primary Group	Underwriting multiple lines of property and casualty insurance policies for primarily commercial accounts

BH Finance, Clayton Homes, XTRA, CORT and other financial services (“Finance and financial products”)	Proprietary investing, manufactured housing and related consumer financing, transportation equipment leasing, furniture leasing, life annuities and risk management products

Marmon	An association of approximately 130 manufacturing and service businesses that operate within 11 diverse business sectors

McLane Company	Wholesale distribution of groceries and non-food items

MidAmerican	Regulated electric and gas utility, including power generation and distribution activities in the U.S. and internationally; domestic real estate brokerage

Shaw Industries	Manufacturing and distribution of carpet and floor coverings under a variety of brand names

Notes to Consolidated Financial Statements (Continued)

(22)	Business segment data (Continued)

Other businesses not specifically identified with reportable business segments consist of a large, diverse group of manufacturing, service and retailing businesses.

Business Identity	Business Activity
Manufacturing	Acme Building Brands, Benjamin Moore, H.H. Brown Shoe Group, CTB, Fechheimer Brothers, Forest River, Fruit of the Loom, Garan, IMC, Johns Manville, Justin Brands, Larson-Juhl, MiTek, Richline and Scott Fetzer

Service	Buffalo News, Business Wire, FlightSafety, International Dairy Queen, Pampered Chef, NetJets and TTI

Retailing	Ben Bridge Jeweler, Borsheims, Helzberg Diamond Shops, Jordan’s Furniture, Nebraska Furniture Mart, See’s Candies, Star Furniture and R.C. Willey

A disaggregation of our consolidated data for each of the three most recent years is presented in the tables which follow on this and the following two pages (in millions).

	Revenues			Earnings before income taxes, noncontrolling interests and equity method earnings
	2009	2008	2007	2009	2008	2007
Operating Businesses:
Insurance group:
Underwriting:
GEICO	$13,576	$12,479	$11,806	$649	$916	$1,113
General Re	5,829	6,014	6,076	477	342	555
Berkshire Hathaway Reinsurance Group	6,706	5,082	11,902	349	1,324	1,427
Berkshire Hathaway Primary Group	1,773	1,950	1,999	84	210	279
Investment income	5,223	4,759	4,791	5,173	4,722	4,758

Total insurance group	33,107	30,284	36,574	6,732	7,514	8,132

Finance and financial products	4,587	4,947	5,119	781	787	1,006
Marmon *	5,067	5,529	—	686	733	—
McLane Company	31,207	29,852	28,079	344	276	232
MidAmerican	11,443	13,971	12,628	1,528	2,963	1,774
Shaw Industries	4,011	5,052	5,373	144	205	436
Other businesses	21,380	25,666	25,648	884	2,809	3,279

	110,802	115,301	113,421	11,099	15,287	14,859
Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	787	(7,461)	5,509	787	(7,461)	5,509
Interest expense, not allocated to segments	—	—	—	(42)	(35)	(52)
Eliminations and other	904	(54)	(685)	(292)	(217)	(155)

	$112,493	$107,786	$118,245	$11,552	$7,574	$20,161

*	Includes results from the acquisition date of March 18, 2008.

Notes to Consolidated Financial Statements (Continued)

(22)	Business segment data (Continued)

	Capital expenditures			Depreciation of tangible assets
	2009	2008	2007	2009	2008	2007
Operating Businesses:
Insurance group	$50	$72	$52	$71	$70	$69
Finance and financial products	148	185	322	219	228	226
Marmon	436	553	—	521	361	—
McLane Company	172	180	175	120	109	100
MidAmerican	3,413	3,936	3,513	1,246	1,128	1,157
Shaw Industries	186	173	144	149	150	144
Other businesses	532	1,039	1,167	801	764	711

	$4,937	$6,138	$5,373	$3,127	$2,810	$2,407

	Goodwill at year-end		Identifiable assets at year-end
	2009	2008	2009	2008
Operating Businesses:
Insurance group:
GEICO	$1,372	$1,372	$22,996	$18,699
General Re	13,532	13,532	30,894	28,953
Berkshire Hathaway Reinsurance and Primary Groups	589	578	98,815	85,584

Total insurance group	15,493	15,482	152,705	133,236

Finance and financial products	1,024	1,024	28,017	22,918
Marmon	706	682	9,768	9,757
McLane Company	155	154	3,505	3,477
MidAmerican	5,334	5,280	39,437	36,290
Shaw Industries	2,256	2,258	3,068	2,924
Other businesses	9,004	8,901	19,820	21,323

	$33,972	$33,781	256,320	229,925

Reconciliation of segments to consolidated amount:
Corporate and other			6,845	3,693
Goodwill			33,972	33,781

			$297,137	$267,399

Insurance premiums written by geographic region (based upon the domicile of the insured or reinsured) are summarized below. Dollars are in millions.

	Property/Casualty			Life/Health
	2009	2008	2007	2009	2008	2007
United States	$19,280	$19,267	$18,589	$1,095	$1,119	$1,092
Western Europe	5,236	4,145	9,641	761	749	706
All other	737	797	588	774	720	681

	$25,253	$24,209	$28,818	$2,630	$2,588	$2,479

Insurance premiums written and earned in 2007 included $7.1 billion from a single reinsurance transaction with Equitas. See Note 14 for additional information. Premiums attributable to Western Europe were primarily in Switzerland, Luxembourg and Germany. In 2009, insurance premiums earned included approximately $4.6 billion from Swiss Reinsurance Company Ltd. and its affiliates.

Notes to Consolidated Financial Statements (Continued)

(22)	Business segment data (Continued)

Consolidated sales and service revenues in 2009, 2008 and 2007 were $62.6 billion, $65.9 billion and $58.2 billion, respectively. Approximately 90% of such amounts in each year were in the United States with the remainder primarily in Canada and Europe. In 2009, consolidated sales and service revenues included $12.2 billion of sales to Wal-Mart Stores, Inc. which were primarily related to McLane’s wholesale distribution business. At December 31, 2009, over 80% of our net property, plant and equipment were located in the United States with the remainder primarily in Canada and Europe.

Premiums written and earned by the property/casualty and life/health insurance businesses are summarized below (in millions).

	Property/Casualty			Life/Health
	2009	2008	2007	2009	2008	2007
Premiums Written:
Direct	$16,484	$16,953	$16,056
Assumed	9,321	7,960	13,316	$2,727	$2,690	$2,579
Ceded	(552)	(704)	(554)	(97)	(102)	(100)

	$25,253	$24,209	$28,818	$2,630	$2,588	$2,479

Premiums Earned:
Direct	$16,553	$16,269	$16,076
Assumed	9,284	7,332	13,744	$2,723	$2,682	$2,564
Ceded	(579)	(656)	(499)	(97)	(102)	(102)

	$25,258	$22,945	$29,321	$2,626	$2,580	$2,462

(23)	Quarterly data

A summary of revenues and earnings by quarter for each of the last two years is presented in the following table. This information is unaudited. Dollars are in millions, except per share amounts.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2009
Revenues	$22,784	$29,607	$29,904	$30,198
Net earnings attributable to Berkshire *	(1,534)	3,295	3,238	3,056
Net earnings attributable to Berkshire per equivalent Class A common share	(990)	2,123	2,087	1,969
2008
Revenues	$25,175	$30,093	$27,926	$24,592
Net earnings attributable to Berkshire *	940	2,880	1,057	117
Net earnings attributable to Berkshire per equivalent Class A common share	607	1,859	682	76

*	Includes investment and derivative gains/losses, which, for any given period have no predictive value and variations in amount from period to period have no practical analytical value. Derivative gains/losses include significant amounts related to non-cash changes in the fair value of long-term contracts arising from short-term changes in equity prices, interest rates and foreign currency rates, among other factors. After-tax investment and derivative gains/losses for the periods presented above are as follows (in millions):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Investment and derivative gains/losses – 2009	$(3,239)	$1,515	$1,183	$1,027
Investment and derivative gains/losses – 2008	(991)	610	(1,012)	(3,252)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Chairman (Chief Executive Officer) and the Senior Vice President-Treasurer (Chief Financial Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chairman (Chief Executive Officer) and the Senior Vice President-Treasurer (Chief Financial Officer) concluded that the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic SEC filings. The report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to Management’s Report on Internal Control Over Financial Reporting, included on page 59 of this report. The attestation report called for by Item 308(b) of Regulation S-K is incorporated herein by reference to Report of Independent Registered Public Accounting Firm, included on page 60 of this report. There has been no change in the Corporation’s internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B.	Other Information

None

Part III

Except for the information set forth under the caption “Executive Officers of the Registrant” in Part I hereof, information required by this Part (Items 10, 11, 12, 13 and 14) is incorporated by reference from the Registrant’s definitive proxy statement, filed pursuant to Regulation 14A, for the Annual Meeting of Shareholders of the Registrant to be held on May 1, 2010, which meeting will involve the election of directors.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

The following Consolidated Financial Statements, as well as the Report of Independent Registered Public Accounting Firm, are included in Part II Item 8 of this report:

PAGE
Report of Independent Registered Public Accounting Firm	60
Consolidated Balance Sheets at December 31, 2009 and 2008	61
Consolidated Statements of Earnings for the years ended 2009, 2008 and 2007	62
Consolidated Statements of Cash Flows for the years ended 2009, 2008 and 2007	63
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the years ended 2009, 2008 and 2007	64
Notes to Consolidated Financial Statements	65

2. Financial Statement Schedule

Report of Independent Registered Public Accounting Firm	101
Schedule I—Parent Company
Condensed Balance Sheets as of December 31, 2009 and 2008 and Condensed Statements of Earnings and Cash Flows for the years ended 2009, 2008 and 2007	102-103

Other schedules are omitted because they are not required, information therein is not applicable, or is reflected in the Consolidated Financial Statements or notes thereto.

(b) Exhibits

See the “Exhibit Index” at page 104.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC.

Date: February 26, 2010	/s/ MARC D. HAMBURG
Marc D. Hamburg
Senior Vice President and
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ WARREN E. BUFFETT Warren E. Buffett	Chairman of the Board of Directors—Chief Executive Officer	February 26, 2010 Date

/s/ HOWARD G. BUFFETT Howard G. Buffett	Director	February 26, 2010 Date

/s/ STEPHEN B. BURKE Stephen B. Burke	Director	February 26, 2010 Date

/s/ SUSAN L. DECKER Susan L. Decker	Director	February 26, 2010 Date

/s/ WILLIAM H. GATES III William H. Gates III	Director	February 26, 2010 Date

/s/ DAVID S. GOTTESMAN David S. Gottesman	Director	February 26, 2010 Date

/s/ CHARLOTTE GUYMAN Charlotte Guyman	Director	February 26, 2010 Date

/s/ DONALD R. KEOUGH Donald R. Keough	Director	February 26, 2010 Date

/s/ CHARLES T. MUNGER Charles T. Munger	Vice Chairman of the Board of Directors	February 26, 2010 Date

/s/ THOMAS S. MURPHY Thomas S. Murphy	Director	February 26, 2010 Date

/s/ RONALD L. OLSON Ronald L. Olson	Director	February 26, 2010 Date

/s/ WALTER SCOTT, JR. Walter Scott, Jr.	Director	February 26, 2010 Date

/s/ MARC D. HAMBURG Marc D. Hamburg	Senior Vice President—Principal Financial Officer	February 26, 2010 Date

/s/ DANIEL J. JAKSICH Daniel J. Jaksich	Vice President—Principal Accounting Officer	February 26, 2010 Date

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Berkshire Hathaway Inc.

Omaha, Nebraska

We have audited the consolidated financial statements of Berkshire Hathaway Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and for each of the three years in the period ended December 31, 2009, and the Company’s internal control over financial reporting as of December 31, 2009, and have issued our report thereon dated February 26, 2010; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Omaha, Nebraska

February 26, 2010

BERKSHIRE HATHAWAY INC.

(Parent Company)

Condensed Financial Information

(Dollars in millions)

Schedule I

Balance Sheets

	December 31,
	2009	2008
Assets:
Cash and cash equivalents	$5,985	$2,913
Investments in fixed maturity securities	200	127
Investments in and advances to/from consolidated subsidiaries	125,436	106,541
Other assets	18	9

	$131,639	$109,590

Liabilities and Shareholders’ Equity:
Accounts payable and accrued expenses	$7	$10
Income taxes	190	69
Other borrowings	340	244

	537	323
Shareholders’ equity	131,102	109,267

	$131,639	$109,590

Statements of Earnings

	Year ended December 31,
	2009	2008	2007
Income items:
From consolidated subsidiaries:
Dividends	$3,068	$4,483	$2,335
Undistributed earnings	5,045	341	10,991

	8,113	4,824	13,326
Other income	8	342	118

	8,121	5,166	13,444

Cost and expense items:
General and administrative	27	8	32
Interest to affiliates, net	7	60	105
Other interest	6	7	23
Income taxes	26	97	71

	66	172	231

Net earnings	$8,055	$4,994	$13,213

See Note to Condensed Financial Information

BERKSHIRE HATHAWAY INC.

(Parent Company)

Condensed Financial Information

(Dollars in millions)

Schedule I (continued)

Statements of Cash Flows

	Year ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net earnings	$8,055	$4,994	$13,213
Adjustments to reconcile net earnings to cash flows from operating activities:
Undistributed earnings of subsidiaries	(5,045)	(341)	(10,991)
Income taxes payable	102	(18)	47
Other	(12)	6	3

Net cash flows from operating activities	3,100	4,641	2,272

Cash flows from investing activities:
Purchases of fixed maturity securities	(200)	(3,257)	—
Sales of fixed maturity securities	127	2,216	—
Redemptions and maturities of fixed maturity securities	—	914	—
Investments in and advances to subsidiaries	(4)	(5,050)	(354)

Net cash flows from investing activities	(77)	(5,177)	(354)

Cash flows from financing activities:
Proceeds from borrowings	196	46	5
Repayments of borrowings	(100)	(52)	(649)
Other	(47)	49	441

Net cash flows from financing activities	49	43	(203)

Increase (decrease) in cash and cash equivalents	3,072	(493)	1,715
Cash and cash equivalents at beginning of year	2,913	3,406	1,691

Cash and cash equivalents at end of year	$5,985	$2,913	$3,406

Other cash flow information:
Income taxes paid	$1,203	$2,551	$5,096
Interest paid	6	7	27

Note to Condensed Financial Information

Berkshire’s borrowings at December 31, 2009 and 2008 included $340 million and $244 million, respectively, from investment agreements. Principal is payable under certain conditions at par prior to maturity. As of December 31, 2009, borrowings of $173 million will mature in 2010 with the remainder maturing after 2014.

In February 2010, Berkshire issued $8.0 billion aggregate par amount of senior notes consisting of $2.0 billion par amount of floating rate notes due in 2011; $1.1 billion par amount of floating rate notes due in 2012; $1.2 billion par amount of floating rate notes due in 2013; $600 million par amount of 1.4% notes due in 2012; $1.4 billion par amount of 2.125% notes due in 2013; and $1.7 billion par amount of 3.2% notes due in 2015. The proceeds from these borrowings together with approximately $3 billion of available cash were contributed to a wholly-owned subsidiary in connection with the acquisition of all remaining outstanding shares of the Burlington Northern Santa Fe Corporation.

Berkshire Hathaway Inc. has guaranteed debt obligations of certain of its subsidiaries. As of December 31, 2009, the unpaid balance of subsidiary debt guaranteed by Berkshire totaled approximately $14.5 billion. Berkshire’s guarantee of subsidiary debt is an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all present and future payment obligations. Berkshire also provides guarantees in connection with long-term equity index put option and credit default contracts entered into by a subsidiary. The estimated fair value of liabilities recorded under such contracts was approximately $8.9 billion as of December 31, 2009. The amount of subsidiary payments under these contracts, if any, is contingent upon future events. The timing of subsidiary payments, if any, will not be fully known until the expiration of the contracts over the next 18 years.

EXHIBIT INDEX

Exhibit No.
2(i)	Agreement and Plan of Merger dated as of June 19, 1998 between Registrant and General Re Corporation.
Incorporated by reference to Annex I to Registration Statement No. 333-61129 filed on Form S-4.

2(ii)	Agreement and Plan of Merger dated as of November 2, 2009 by and among Berkshire, R Acquisition Company, LLC and BNSF. Incorporated by reference to Annex A to Registration Statement No. 333-163343 on Form S-4.

3(i)	Restated Certificate of Incorporation

3(ii)	By-Laws
Incorporated by reference to Exhibit 99.1 to Form 8-K filed on May 8, 2007.

4.1	Indenture, dated as of December 22, 2003, between Berkshire Hathaway Finance Corporation, Berkshire Hathaway Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association), as trustee
Incorporated by reference to Exhibit 4.1 on Form S-4 of Berkshire Hathaway Finance Corporation and Berkshire Hathaway Inc. filed on February 4, 2004.

4.2	Indenture, dated as of February 1, 2010, among Berkshire, Berkshire Hathaway Finance Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee.
Incorporated by reference to Exhibit 4.1 to Berkshire’s Registration Statement on Form S-3 filed on February 1, 2010.

Other instruments defining the rights of holders of long-term debt of Registrant and its subsidiaries are not being filed since the total amount of securities authorized by all other such instruments does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis as of December 31, 2009. The Registrant hereby agrees to furnish to the Commission upon request a copy of any such debt instrument to which it is a party.

12	Calculation of Ratio of Consolidated Earnings to Consolidated Fixed Charges

14	Code of Ethics
Berkshire’s Code of Business Conduct and Ethics is posted on its Internet website at www.berkshirehathaway.com

21	Subsidiaries of Registrant

23	Consent of Independent Registered Public Accounting Firm

31	Rule 13a—14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101	The following financial information from Berkshire Hathaway Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of December 31, 2009 and 2008, (ii) the Consolidated Statements of Earnings for each of the three years ended December 31, 2009, 2008 and 2007, (iii) the Consolidated Statements of Cash Flows for each of the three years ended December 31, 2009, 2008 and 2007, (iv) the Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for each of the three years ended December 31, 2009, 2008 and 2007 and (v) the Notes to Consolidated Financial Statements and Schedule I, tagged as blocks of text.