Form 10-Q
period 2010-03-31
BERKSHIRE HATHAWAY INC
filed 2010-05-07
CIK 1067983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Number of shares of common stock outstanding as of April 30, 2010:

Class A — 1,001,313
Class B — 968,746,390

BERKSHIRE HATHAWAY INC.

Part I Financial Information

Item 1. Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Insurance and Other:
Cash and cash equivalents	$22,720	$28,223
Investments:
Fixed maturity securities	35,543	35,729
Equity securities	58,012	56,562
Other	22,990	29,440
Receivables	17,799	14,792
Inventories	6,451	6,147
Property, plant and equipment	15,566	15,720
Goodwill	27,610	27,614
Other	13,005	13,070
	219,696	227,297

Railroad, Utilities and Energy:
Cash and cash equivalents	1,756	429
Property, plant and equipment	74,948	30,936
Goodwill	20,080	5,334
Other	14,208	8,072
	110,992	44,771

Finance and Financial Products:
Cash and cash equivalents	1,194	1,906
Investments in fixed maturity securities	1,277	1,402
Other investments	3,153	3,160
Loans and finance receivables	15,423	13,989
Goodwill	1,024	1,024
Other	3,561	3,570
	25,632	25,051
	$356,320	$297,119

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Losses and loss adjustment expenses	$59,084	$59,416
Unearned premiums	9,164	7,925
Life, annuity and health insurance benefits	6,985	5,228
Accounts payable, accruals and other liabilities	14,998	15,530
Notes payable and other borrowings	12,339	4,561
	102,570	92,660

Railroad, Utilities and Energy:
Accounts payable, accruals and other liabilities	12,386	5,895
Notes payable and other borrowings	30,599	19,579
	42,985	25,474

Finance and Financial Products:
Accounts payable, accruals and other liabilities	882	937
Derivative contract liabilities	8,667	9,269
Notes payable and other borrowings	14,689	13,769
	24,238	23,975
Income taxes, principally deferred	34,603	19,225
Total liabilities	204,396	161,334

Shareholders’ equity:
Common stock	8	8
Capital in excess of par value	38,034	27,074
Accumulated other comprehensive income	19,307	17,793
Retained earnings	89,860	86,227
Berkshire Hathaway shareholders’ equity	147,209	131,102
Noncontrolling interests	4,715	4,683
Total shareholders’ equity	151,924	135,785
	$356,320	$297,119

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in millions except per share amounts)

	First Quarter
	2010	2009
	(Unaudited)
Revenues:
Insurance and Other:
Insurance premiums earned	$7,426	$8,183
Sales and service revenues	15,531	14,310
Interest, dividend and other investment income	1,295	1,374
Investment gains/losses	1,315	(370)
Other-than-temporary impairment losses on investments	—	(3,096)
	25,567	20,401

Railroad, Utilities and Energy:
Operating revenues	5,010	2,969
Other	40	(20)
	5,050	2,949

Finance and Financial Products:
Interest, dividend and other investment income	401	362
Investment gains/losses	3	—
Derivative gains/losses	411	(1,517)
Other	605	589
	1,420	(566)
	32,037	22,784

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	4,186	6,014
Life, annuity and health insurance benefits	1,492	508
Insurance underwriting expenses	1,403	1,348
Cost of sales and services	12,906	11,958
Selling, general and administrative expenses	1,839	1,963
Interest expense	67	48
	21,893	21,839

Railroad, Utilities and Energy:
Cost of sales and operating expenses	3,832	2,355
Interest expense	347	291
	4,179	2,646
Finance and Financial Products:
Interest expense	179	149
Other	688	693
	867	842
	26,939	25,327

Earnings (loss) before income taxes and equity method earnings	5,098	(2,543)
Income tax expense/benefit	1,336	(1,014)
Earnings from equity method investments	50	83

Net earnings (loss)	3,812	(1,446)
Less: Earnings attributable to noncontrolling interests	179	88

Net earnings (loss) attributable to Berkshire Hathaway	$3,633	$(1,534)

Average common shares outstanding *	1,599,167	1,549,483
Net earnings (loss) per share attributable to Berkshire Hathaway shareholders *	$2,272	$(990)

*
Average shares outstanding include average Class A common shares and average Class B common shares determined on an equivalent Class A common stock basis. Net earnings (loss) per common share attributable to Berkshire Hathaway shown above represents net earnings (loss) per equivalent Class A common share. Net earnings (loss) per Class B common share is equal to one-fifteen-hundredth (1/1,500) of such amount.

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	First Quarter
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net earnings (loss)	$3,812	$(1,446)
Adjustments to reconcile net earnings to operating cash flows:
Investment (gains) losses and other-than-temporary impairment losses	(1,318)	3,466
Depreciation	915	758
Other	98	(130)
Changes in operating assets and liabilities before business acquisitions:
Losses and loss adjustment expenses	153	2,225
Deferred charges reinsurance assumed	117	(55)
Unearned premiums	1,274	1,311
Receivables and originated loans	(3,013)	(1,020)
Derivative contract assets and liabilities	(632)	854
Income taxes	583	(957)
Other assets and liabilities	1,324	(364)
Net cash flows from operating activities	3,313	4,642

Cash flows from investing activities:
Purchases of fixed maturity securities	(1,951)	(4,897)
Purchases of equity securities	(1,644)	(624)
Purchases of other investments	—	(3,098)
Sales of fixed maturity securities	1,109	1,655
Redemptions and maturities of fixed maturity securities	1,031	1,614
Sales of equity securities	2,283	739
Purchases of loans and finance receivables	(82)	(110)
Principal collections on loans and finance receivables	174	174
Acquisitions of businesses, net of cash acquired	(14,911)	(530)
Purchases of property, plant and equipment	(1,170)	(1,373)
Other	(210)	1,023
Net cash flows from investing activities	(15,371)	(5,427)

Cash flows from financing activities:
Proceeds from borrowings of finance businesses	1,037	467
Proceeds from borrowings of railroad, utilities and energy businesses	—	992
Proceeds from other borrowings	8,036	25
Repayments of borrowings of finance businesses	(1,588)	(114)
Repayments of borrowings of railroad, utilities and energy businesses	(54)	(195)
Repayments of other borrowings	(90)	(230)
Change in short term borrowings, net	(62)	1
Acquisitions of noncontrolling interests and other	(85)	(21)
Net cash flows from financing activities	7,194	925
Effects of foreign currency exchange rate changes	(24)	(128)
Increase (decrease) in cash and cash equivalents	(4,888)	12
Cash and cash equivalents at beginning of year *	30,558	25,539
Cash and cash equivalents at end of first quarter *	$25,670	$25,551

* Cash and cash equivalents are comprised of the following:
Beginning of year—
Insurance and Other	$28,223	$24,356
Railroad, Utilities and Energy	429	280
Finance and Financial Products	1,906	903
	$30,558	$25,539

End of first quarter—
Insurance and Other	$22,720	$22,768
Railroad, Utilities and Energy	1,756	1,072
Finance and Financial Products	1,194	1,711
	$25,670	$25,551

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(dollars in millions)

	Berkshire Hathaway shareholders’ equity
	Common stock and capital in excess of par value	Accumulated other comprehensive income	Retained earnings	Total	Non- controlling interests
Balance at December 31, 2008	$27,141	$3,954	$78,172	$109,267	$4,440
Net earnings (loss)	—	—	(1,534)	(1,534)	88
Other comprehensive income, net	—	(4,993)	—	(4,993)	(94)
Issuance of common stock and other transactions	176	—	—	176	—
Changes in noncontrolling interests:
Interests acquired and other transactions	(227)	109	—	(118)	(313)
Balance at March 31, 2009	$27,090	$(930)	$76,638	$102,798	$4,121

Balance at December 31, 2009	$27,082	$17,793	$86,227	$131,102	$4,683
Net earnings	—	—	3,633	3,633	179
Other comprehensive income, net	—	1,513	—	1,513	20
Issuance of common stock and other transactions	10,974	—	—	10,974	—
Changes in noncontrolling interests:
Interests acquired and other transactions	(14)	1	—	(13)	(167)
Balance at March 31, 2010	$38,042	$19,307	$89,860	$147,209	$4,715

	First Quarter
	2010	2009
Comprehensive income attributable to Berkshire:
Net earnings (loss)	$3,633	$(1,534)

Other comprehensive income:
Net change in unrealized appreciation of investments	3,130	(10,463)
Applicable income taxes	(1,110)	3,660
Reclassification of investment appreciation in earnings	(335)	3,429
Applicable income taxes	117	(1,200)
Foreign currency translation	(435)	(405)
Applicable income taxes	—	55
Prior service cost and actuarial gains/losses of defined benefit plans	51	15
Applicable income taxes	(13)	(4)
Other	108	(80)
Other comprehensive income, net	1,513	(4,993)
Comprehensive income attributable to Berkshire	$5,146	$(6,527)
Comprehensive income of noncontrolling interests	$199	$(6)

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

Note 1.    General

The accompanying unaudited Consolidated Financial Statements include the accounts of Berkshire Hathaway Inc. (“Berkshire” or “Company”) consolidated with the accounts of all its subsidiaries and affiliates in which Berkshire holds controlling financial interests as of the financial statement date. In these notes the terms “us,” “we,” or “our” refer to Berkshire and its consolidated subsidiaries.  Reference is made to Berkshire’s most recently issued Annual Report on Form 10-K (“Annual Report”) that included information necessary or useful to understanding Berkshire’s businesses and financial statement presentations. Our significant accounting policies and practices were presented as Note 1 to the Consolidated Financial Statements included in the Annual Report. Certain immaterial amounts in 2009 have been reclassified to conform with the current year presentation. Financial information in this Report reflects any adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to a fair statement of results for the interim periods in accordance with accounting principles generally accepted in the United States (“GAAP”).

For a number of reasons, our results for interim periods are not normally indicative of results to be expected for the year. The timing and magnitude of catastrophe losses incurred by insurance subsidiaries and the estimation error inherent to the process of determining liabilities for unpaid losses of insurance subsidiaries can be relatively more significant to results of interim periods than to results for a full year. Variations in the amounts and timing of investment gains/losses and other-than-temporary impairment losses on investments can cause significant variations in periodic net earnings. Investment gains/losses are recorded when investments are sold or in instances when investments are required to be marked-to-market. In addition, changes in the fair value of derivative assets/liabilities associated with derivative contracts that do not qualify for hedge accounting treatment can cause significant variations in periodic net earnings.

Note 2.    Accounting pronouncements adopted in 2010

In 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-16 which eliminated the concept of a qualifying special-purpose entity (“QSPE”) and the exemption of QSPEs from previous consolidation guidance. ASU 2009-16 also modified the criteria for derecognizing financial assets by transferors. In 2009, the FASB also issued ASU 2009-17, which amended the standards related to consolidation of variable interest entities. ASU 2009-17 included new criteria for determining the primary beneficiary of variable interest entities and increased the frequency in which reassessments must be made to determine the primary beneficiary of variable interest entities. ASU 2009-16 and 2009-17 became effective for fiscal years beginning after November 15, 2009. See Note 14 for a description of the effect on our financial statements of adopting ASU 2009-16 and ASU 2009-17.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures About Fair Value Measurements.” Effective January 1, 2010, ASU 2010-06 requires the separate disclosure of significant transfers into and out of the Level 1 and Level 2 categories and the reasons for such transfers, and also requires fair value measurement disclosures for each class of assets and liabilities as well as disclosures about valuation techniques and inputs used for recurring and nonrecurring Level 2 and Level 3 fair value measurements. Effective in fiscal years beginning after December 31, 2010, ASU 2010-06 also requires Level 3 disclosure of purchases, sales, issuances and settlements activity on a gross rather than a net basis. We do not anticipate that the remaining disclosures under ASU 2010-06 will have a material impact on our Consolidated Financial Statements.

Notes To Consolidated Financial Statements (Continued)

Note 3.    Acquisition of Burlington Northern Santa Fe Corporation

Our long-held acquisition strategy is to purchase businesses with consistent earnings power, good returns on equity and able and honest management at sensible prices.

On February 12, 2010, we acquired all of the outstanding common stock of the Burlington Northern Santa Fe Corporation that we did not already own (about 264.5 million shares or 77.5%) for aggregate consideration of $26.5 billion that consisted of cash of approximately $15.9 billion with the remainder in Berkshire common stock (80,931 Class A shares and 20,976,621 Class B shares). Approximately 50% of the cash component was funded with existing cash balances and the remaining 50% was funded with proceeds from new debt issued by Berkshire. The acquisition was completed through the merger of a wholly-owned merger subsidiary (a Delaware limited liability company) and Burlington Northern Santa Fe Corporation. The merger subsidiary was the surviving entity and was renamed Burlington Northern Santa Fe, LLC (“BNSF”). BNSF is based in Fort Worth, Texas, and through BNSF Railway Company operates one of the largest railroad systems in North America with approximately 32,000 route miles of track in 28 states and two Canadian provinces.

Prior to February 12, 2010, we owned 76.8 million shares of BNSF (22.5% of the outstanding shares), which were acquired between August 2006 and January 2009. We accounted for those shares pursuant to the equity method and as of February 12, 2010, our investment had a carrying value of $6.6 billion. We are accounting for the acquisition of BNSF pursuant to the acquisition method under Accounting Standards Codification Section 805 Business Combinations (“ASC 805”). Upon completion of the acquisition of the remaining BNSF shares, we were required under ASC 805 to re-measure our previously owned investment in BNSF at fair value as of the acquisition date. In the first quarter of 2010, we recognized a one-time holding gain of approximately $1.0 billion for the difference between the fair value of the BNSF shares and our carrying value under the equity method.

A preliminary allocation of the aggregate $34.5 billion purchase price (including the fair value of the previously owned shares of BNSF and the value of certain BNSF outstanding equity awards that were converted into Berkshire Class B equity awards on the acquisition date) to BNSF’s assets and liabilities is summarized below (in millions):

Assets:		Liabilities and Net assets acquired:
Cash and cash equivalents	$971	Accounts payable and other liabilities	$6,623
Property, plant and equipment	43,987	Notes payable and other borrowings	11,142
Goodwill	14,803	Income taxes, principally deferred	13,203
Other	5,702		30,968
	$65,463	Net assets acquired	34,495
			$65,463

BNSF’s financial statements are included in our consolidated financial statements beginning as of February 12, 2010. The following table sets forth certain unaudited pro forma consolidated earnings data for 2010 and 2009, as if the BNSF acquisition was consummated on the same terms at the beginning of 2010 and 2009. Amounts are in millions, except earnings per share.

	2010	2009
Total revenues	$33,856	$26,266
Net earnings attributable to Berkshire Hathaway shareholders	3,900	(1,272)
Earnings per equivalent Class A common share attributable to Berkshire Hathaway shareholders	2,368	(774)

Notes To Consolidated Financial Statements (Continued)

Note 4.    Investments in fixed maturity securities

Investments in securities with fixed maturities as of March 31, 2010 and December 31, 2009 are summarized below (in millions).

	Amortized Cost	Unrealized Gains	Unrealized Losses *	Fair Value
March 31, 2010
U.S. Treasury, U.S. government corporations and agencies	$2,365	$48	$—	$2,413
States, municipalities and political subdivisions	3,605	262	—	3,867
Foreign governments	11,231	395	(42)	11,584
Corporate bonds	13,264	2,419	(617)	15,066
Mortgage-backed securities	3,592	318	(20)	3,890
	$34,057	$3,442	$(679)	$36,820
Insurance and other	$32,874	$3,348	$(679)	$35,543
Finance and financial products	1,183	94	—	1,277
	$34,057	$3,442	$(679)	$36,820

December 31, 2009
U.S. Treasury, U.S. government corporations and agencies	$2,362	$46	$(1)	$2,407
States, municipalities and political subdivisions	3,689	275	(1)	3,963
Foreign governments	11,518	368	(42)	11,844
Corporate bonds	13,094	2,080	(502)	14,672
Mortgage-backed securities	3,961	310	(26)	4,245
	$34,624	$3,079	$(572)	$37,131
Insurance and other	$33,317	$2,984	$(572)	$35,729
Finance and financial products	1,307	95	—	1,402
	$34,624	$3,079	$(572)	$37,131

*	Includes $625 million at March 31, 2010 and $471 million at December 31, 2009, related to securities that have been in an unrealized loss position for 12 months or more.

The amortized cost and estimated fair value of securities with fixed maturities at March 31, 2010 are summarized below by contractual maturity dates. Actual maturities will differ from contractual maturities because issuers of certain of the securities retain early call or prepayment rights. Amounts are in millions.

	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Mortgage-backed securities	Total
Amortized cost	$5,603	$14,497	$7,106	$3,259	$3,592	$34,057
Fair value	5,929	15,516	7,655	3,830	3,890	36,820

Notes To Consolidated Financial Statements (Continued)

Note 5.    Investments in equity securities

Investments in equity securities as of March 31, 2010 and December 31, 2009 are summarized below (in millions).

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2010
American Express Company	$1,287	$4,968	$—	$6,255
The Coca-Cola Company	1,299	9,701	—	11,000
The Procter & Gamble Company	4,460	268	—	4,728
Wells Fargo & Company	7,394	3,406	(399)	10,401
Other	22,095	7,507	(1,213)	28,389
	$36,535	$25,850	$(1,612)	$60,773

Insurance and other	$35,866	$23,757	$(1,611)	$58,012
Railroad, utilities and energy *	232	2,009	—	2,241
Finance and financial products *	437	84	(1)	520
	$36,535	$25,850	$(1,612)	$60,773

December 31, 2009
American Express Company	$1,287	$4,856	$—	$6,143
The Coca-Cola Company	1,299	10,101	—	11,400
The Procter & Gamble Company	4,962	78	—	5,040
Wells Fargo & Company	7,394	2,721	(1,094)	9,021
Other	22,265	7,118	(1,953)	27,430
	$37,207	$24,874	$(3,047)	$59,034

Insurance and other	$36,538	$23,070	$(3,046)	$56,562
Railroad, utilities and energy *	232	1,754	—	1,986
Finance and financial products *	437	50	(1)	486
	$37,207	$24,874	$(3,047)	$59,034

*	Included in Other assets.

Unrealized losses of other equity investments at March 31, 2010, included $1,198 million related to securities that have been in an unrealized loss position for 12 months or more. Approximately 94% of these losses at March 31, 2010 were concentrated in four issuers. In addition, although our investment in Wells Fargo & Company is in a net unrealized gain position of $3,007 million, certain of the shares with aggregate gross unrealized losses of $399 million have been in an unrealized loss position for greater than 12 months. We use no bright-line test in determining whether impairments are temporary or other than temporary. We consider several factors in determining other-than-temporary impairment losses including the current and expected long-term business prospects of the issuer, the length of time and relative magnitude of the price decline and our ability and intent to hold the investment until the price recovers. In our judgment, the future earnings potential and underlying business economics of these companies are favorable and we possess the ability and intent to hold these securities until their prices recover. Changing market conditions and other facts and circumstances may change the business prospects of these issuers as well as our ability and intent to hold these securities until the prices recover.

Notes To Consolidated Financial Statements (Continued)

Note 6.    Other Investments

A summary of other investments follows (in millions).

	Cost	Unrealized Gains/Losses	Fair Value	Carrying Value
March 31, 2010
Fixed maturity securities	$5,400	$986	$6,386	$5,400
Equity securities	15,689	5,054	20,743	20,743
	$21,089	$6,040	$27,129	$26,143

Insurance and other	$18,347	$5,618	$23,965	$22,990
Finance and financial products	2,742	422	3,164	3,153
	$21,089	$6,040	$27,129	$26,143

December 31, 2009
Fixed maturity and equity securities	$21,089	$5,879	$26,968	$26,014
Equity method	5,851	1,721	7,572	6,586
	$26,940	$7,600	$34,540	$32,600

Insurance and other	$24,198	$7,172	$31,370	$29,440
Finance and financial products	2,742	428	3,170	3,160
	$26,940	$7,600	$34,540	$32,600

Fixed maturity and equity investments in the preceding table include our investments in The Goldman Sachs Group, Inc. (“GS”) and The General Electric Company (“GE”), that we made in 2008 and investments in Swiss Reinsurance Company Ltd. (“Swiss Re”) and The Dow Chemical Company (“Dow”) that we made in 2009. In addition, fixed maturity and equity investments include investments in Wm. Wrigley Jr. Company (“Wrigley”) that we made in both 2008 and 2009. Additional information regarding these investments follows.

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

We own $4.4 billion par amount of 11.45% subordinated notes due 2018 of Wrigley (“Wrigley Notes”) and $2.1 billion of 5% preferred stock of Wrigley (“Wrigley Preferred”). The Wrigley Notes and Wrigley Preferred were acquired in 2008 in connection with Mars, Incorporated’s acquisition of Wrigley. During 2009, we also acquired $1.0 billion par amount of Wrigley senior notes due in 2013 and 2014. The Wrigley subordinated and senior notes are classified as held-to-maturity and accordingly we are carrying these investments at cost.

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

On April 1, 2009, we acquired 3,000,000 shares of Series A Cumulative Convertible Perpetual Preferred Stock of Dow (“Dow Preferred”) for a cost of $3 billion. The Dow Preferred was issued in connection with Dow’s acquisition of the Rohm and Haas Company. Under certain conditions, each share of the Dow Preferred is convertible into 24.201 shares of Dow

Notes To Consolidated Financial Statements (Continued)

Note 6.    Other Investments (Continued)

common stock. Beginning in April 2014, if Dow’s common stock price exceeds $53.72 per share for any 20 trading days in a consecutive 30-day window, Dow, at its option, at any time, in whole or in part, may convert the Dow Preferred into Dow common stock at the then applicable conversion rate. The Dow Preferred is entitled to dividends at a rate of 8.5% per annum.

As of December 31, 2009, we owned 22.5% of BNSF’s outstanding common stock. As of December 31, 2009, our equity in net assets of BNSF was $2,884 million and the excess of our carrying value over our equity in net assets of BNSF was $3,702 million. Prior to February 12, 2010, we accounted for our investment in BNSF pursuant to the equity method.  Upon completion of the acquisition of the remaining outstanding shares of BNSF, we discontinued the use of the equity method.  See Note 3.

Note 7.    Investment gains/losses

Investment gains/losses are summarized below (in millions).

	First Quarter
	2010	2009
Fixed maturity securities —
Gross gains from sales and other disposals	$298	$150
Gross losses from sales and other disposals	(3)	(9)
Equity securities —
Gross gains from sales and other disposals	212	34
Gross losses from sales	(172)	(508)
Other*	983	(37)
	$1,318	$(370)

*	In 2010 includes a one-time holding gain of $979 million related to the BNSF acquisition. See Note 3.

Net investment gains/losses are reflected in the Consolidated Statements of Earnings as follows.

Insurance and other	$1,315	$(370)
Finance and financial products	3	—
	$1,318	$(370)

Note 8.    Receivables

Receivables of insurance and other businesses are comprised of the following (in millions).

	March 31,	December 31,
	2010	2009
Insurance premiums receivable	$6,952	$5,295
Reinsurance recoverables	3,543	2,922
Trade and other receivables	7,700	6,977
Allowances for uncollectible accounts	(396)	(402)
	$17,799	$14,792

Loans and finance receivables of finance and financial products businesses are comprised of the following (in millions).

	March 31,	December 31,
	2010	2009
Consumer installment loans and finance receivables	$14,202	$12,779
Commercial loans and finance receivables	1,594	1,558
Allowances for uncollectible loans	(373)	(348)
	$15,423	$13,989

Notes To Consolidated Financial Statements (Continued)

Note 9.    Inventories

Inventories are comprised of the following (in millions).

	March 31,	December 31,
	2010	2009
Raw materials	$943	$924
Work in process and other	497	438
Finished manufactured goods	1,958	1,959
Purchased goods	3,053	2,826
	$6,451	$6,147

Note 10.    Goodwill

A reconciliation of the change in the carrying value of goodwill is as follows (in millions).

	March 31,	December 31,
	2010	2009
Balance at beginning of year	$33,972	$33,781
Acquisition of BNSF	14,803	—
Other	(61)	191
Ending balance	$48,714	$33,972

Note 11.    Property, plant and equipment

Property, plant and equipment of insurance and other businesses is comprised of the following (in millions).

	Ranges of estimated useful life	March 31, 2010	December 31, 2009
Land	—	$742	$740
Buildings and improvements	3 – 40 years	4,621	4,606
Machinery and equipment	3 – 25 years	10,839	10,845
Furniture, fixtures and other	3 – 20 years	1,661	1,595
Assets held for lease	12 – 30 years	5,734	5,706
		23,597	23,492
Accumulated depreciation		(8,031)	(7,772)
		$15,566	$15,720

Depreciation expense of insurance and other businesses for the first quarter of 2010 and 2009 was $380 million and $403 million, respectively.

Property, plant and equipment of railroad, utilities and energy businesses is comprised of the following (in millions).

	Ranges of estimated useful life	March 31, 2010	December 31, 2009
Railroad:
Land	—	$5,823	$—
Track structure and other roadway	5 – 100 years	34,254	—
Locomotives, freight cars and other equipment	1 – 37 years	3,824	—
Construction in progress	—	633	—

Utilities and Energy:
Utility generation, distribution and transmission system	5 – 85 years	35,204	35,616
Interstate pipeline assets	3 – 67 years	5,797	5,809
Independent power plants and other assets	3 – 30 years	1,153	1,157
Construction in progress	—	2,210	2,152
		88,898	44,734
Accumulated depreciation		(13,950)	(13,798)
		$74,948	$30,936

Notes To Consolidated Financial Statements (Continued)

Note 11.    Property, plant and equipment (Continued)

Railroad property, plant and equipment includes the land, other roadway, track structure and rolling stock (primarily locomotives and freight cars) of BNSF, which we acquired on February 12, 2010. See Note 3. The cost of these assets represents the estimated fair value of these assets as of the acquisition date. Through BNSF Railway Company, BNSF operates one of the largest railroad systems in North America with approximately 32,000 route miles of track in 28 states and two Canadian provinces.

Railroad property, plant and equipment is depreciated and amortized on a straight-line basis over the estimated useful lives. Depreciation is determined under the group method in which a single depreciation rate is applied to the gross investment in a particular class of property. BNSF conducts studies of depreciation rates and the required accumulated depreciation balance as required by the Surface Transportation Board, which is generally every three years for equipment property and every six years for track structure and other roadway property. The effect of changes in the estimated service lives of these assets is recorded on a prospective basis. Upon normal sale or retirement of most depreciable railroad property, no gain or loss is recognized. The disposals of land and non-rail property as well as significant premature retirements are recorded as gains or losses at the time of their occurrence.

The utility generation, distribution and transmission system and interstate pipeline assets are the regulated assets of public utility and natural gas pipeline subsidiaries. At March 31, 2010 and December 31, 2009, accumulated depreciation and amortization related to regulated assets was $13.2 billion and $13.3 billion, respectively. Substantially all of the construction in progress at March 31, 2010 and December 31, 2009 related to the construction of regulated assets.

Depreciation expense of the railroad, utilities and energy businesses for the first quarter of 2010 and 2009 was $483 million and $304 million, respectively.

Note 12.    Derivative contracts

Derivative contracts are used primarily by our finance and financial products businesses and our railroad, utilities and energy businesses. As of March 31, 2010, substantially all of the derivative contracts in-force of our finance and financial products businesses are not designated as hedges for financial reporting purposes. These contracts were initially entered into with the expectation that the premiums received would exceed the amounts ultimately paid to counterparties. Changes in the fair values of such contracts are reported in earnings as derivative gains/losses. A summary of derivative contracts of our finance and financial products businesses follows (in millions).

	March 31, 2010				December 31, 2009
	Assets (3)	Liabilities	Notional Value		Assets (3)	Liabilities	Notional Value
Equity index put options	$—	$7,131	$36,760	(1)	$—	$7,309	$37,990	(1)
Credit default obligations:
High yield indexes	—	500	5,423	(2)	—	781	5,533	(2)
States/municipalities	—	841	16,042	(2)	—	853	16,042	(2)
Individual corporate	89	—	3,565	(2)	81	—	3,565	(2)
Other	309	224			378	360
Counterparty netting and funds held as collateral	(75)	(29)			(193)	(34)
	$323	$8,667			$266	$9,269

(1)	Represents the aggregate undiscounted amount payable at the contract expiration dates assuming that the value of each index is zero at the contract expiration date.

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

Notes To Consolidated Financial Statements (Continued)

Note 12.    Derivative contracts (Continued)

A summary of derivative gains/losses included in the Consolidated Statements of Earnings are as follows (in millions).

	First Quarter
	2010	2009
Equity index put options	$178	$(166)
Credit default obligations	208	(1,351)
Other	25	—

	$411	$(1,517)

The equity index put option contracts are European style options written on four major equity indexes. Future payments, if any, under these contracts will be required if the underlying index value is below the strike price at the contract expiration dates which occur between June 2018 and January 2028. We received the premiums on these contracts in full at the contract inception dates and therefore we have no counterparty credit risk.

At March 31, 2010, the aggregate intrinsic value (the undiscounted liability assuming the contracts are settled on their future expiration dates based on the March 31, 2010 index values) was approximately $4.1 billion. However, these contracts may not be terminated or fully settled before the expiration dates and therefore the ultimate amount of cash basis gains or losses on these contracts will not be determined for many years. The remaining weighted average life of all contracts was approximately 11.25 years at March 31, 2010.

Our credit default contracts pertain to various indexes of non-investment grade (or “high yield”) corporate issuers, state/municipal debt issuers and individual corporate issuers. These contracts cover the loss in value of specified debt obligations of the issuers arising from default events, which are usually for non-payment or bankruptcy. Loss amounts are subject to contract limits.

The high yield index contracts are comprised of specified North American corporate issuers (usually 100 in number at inception) whose obligations are rated below investment grade. High yield contracts remaining in-force at March 31, 2010 expire from 2010 through 2013. State and municipality contracts are comprised of over 500 state and municipality issuers and had a weighted average contract life at March 31, 2010 of approximately 11 years. Potential obligations related to approximately 50% of the notional amount of the state and municipality contracts cannot be settled before the maturity dates of the underlying obligations, which range from 2019 to 2054.

Premiums on the high yield index and state/municipality contracts are received in full at the inception dates of the contracts and, as a result, we have no counterparty credit risk. Our payment obligations under certain of these contracts are on a first loss basis. Losses under other contracts are subject to aggregate deductibles that must be satisfied before we have any payment obligations.

Individual corporate credit default contracts primarily relate to issuers of investment grade obligations. In most instances, premiums are due from counterparties on a quarterly basis over the terms of the contracts. As of March 31, 2010, all of the remaining in-force individual corporate issuer contracts expire in 2013.

With limited exceptions, our equity index put option and credit default contracts contain no collateral posting requirements with respect to changes in either the fair value or intrinsic value of the contracts and/or a downgrade of Berkshire’s credit ratings. As of March 31, 2010, our collateral posting requirement under contracts with collateral provisions was $28 million compared to about $35 million at December 31, 2009. As of March 31, 2010, had Berkshire’s credit ratings (currently AA+ from Standard & Poor’s and Aa2 from Moody’s) been downgraded below either A- by Standard & Poor’s or A3 by Moody’s an additional $1.1 billion would have been required to be posted as collateral.

Our railroad and regulated utility subsidiaries are exposed to variations in the market prices in the purchases and sales of natural gas and electricity and in commodity fuel costs. Derivative instruments, including forward purchases and sales, futures, swaps and options are used to manage these price risks. Unrealized gains and losses under these contracts are either probable of recovery through rates and therefore are recorded as a regulatory net asset or liability or are accounted for as cash flow hedges and therefore are recorded as accumulated other comprehensive income or loss. Derivative contract assets included in other assets of railroad, utilities and energy businesses were $316 million and $188 million as of March 31, 2010 and December 31, 2009, respectively. Derivative contract liabilities included in accounts payable, accruals and other liabilities of railroad, utilities and energy businesses were $655 million as of March 31, 2010 and $581 million as of December 31, 2009.

Notes To Consolidated Financial Statements (Continued)

Note 13.    Supplemental cash flow information

A summary of supplemental cash flow information for the first quarter of 2010 and 2009 is presented in the following table (in millions).

	First Quarter
	2010	2009
Cash paid during the period for:
Income taxes	$310	$225
Interest of finance and financial products businesses	194	169
Interest of railroad, utilities and energy businesses	374	282
Interest of insurance and other businesses	38	35

Non-cash investing and financing activities:
Liabilities assumed in connection with acquisition of BNSF	30,968	—
Common stock issued in connection with acquisition of BNSF	10,577	—

Note 14.    Notes payable and other borrowings

Notes payable and other borrowings are summarized below (in millions). The average interest rates shown in the following tables are the weighted average interest rates on outstanding debt as of March 31, 2010.

	Average Interest Rate	March 31, 2010	December 31, 2009
Insurance and other:
Issued by Berkshire parent company due 2010-2033	1.4%	$8,322	$340
Short-term subsidiary borrowings	0.3%	1,423	1,607
Other subsidiary borrowings due 2010-2035	5.3%	2,594	2,614

		$12,339	$4,561

In February 2010, Berkshire issued $8.0 billion aggregate par amount of senior unsecured notes consisting of $2.0 billion par amount of floating rate notes due in 2011; $1.1 billion par amount of floating rate notes due in 2012; $1.2 billion par amount of floating rate notes due in 2013; $600 million par amount of 1.4% notes due in 2012; $1.4 billion par amount of 2.125% notes due in 2013; and $1.7 billion par amount of 3.2% notes due in 2015. These notes were issued in connection with the BNSF acquisition.

	Average Interest Rate	March 31, 2010	December 31, 2009
Railroad, utilities and energy:
Issued by MidAmerican Energy Holdings Company (“MidAmerican”) and its subsidiaries:
MidAmerican senior unsecured debt due 2012-2037	6.1%	$5,371	$5,371
Subsidiary and other debt due 2010-2039	5.9%	14,155	14,208
Issued by BNSF due 2010-2097	6.0%	11,073	—

		$30,599	$19,579

Berkshire does not guaranty any debt or other borrowings of BNSF, MidAmerican or their subsidiaries. Subsidiary debt of utilities and energy businesses represents amounts issued by subsidiaries of MidAmerican pursuant to separate financing agreements. All or substantially all of the assets of certain MidAmerican subsidiaries are or may be pledged or encumbered to support or otherwise secure the debt. These borrowing arrangements generally contain various covenants including, but not limited to, leverage ratios, interest coverage ratios and debt service coverage ratios. As of March 31, 2010, MidAmerican and its subsidiaries were in compliance with all applicable covenants.

The notes payable and other borrowings of BNSF were issued prior to our acquisition on February 12, 2010. Principal payments expected during the next five years with respect to BNSF’s borrowings as of March 31, 2010 are as follows (in millions):  2010 - $575; 2011 - $673; 2012 - $501; 2013 - $448; and 2014 - $641.

	Average Interest Rate	March 31, 2010	December 31, 2009
Finance and financial products:
Issued by Berkshire Hathaway Finance Corporation (“BHFC”)	4.2%	$11,537	$12,051
Issued by other subsidiaries due 2010-2036	5.3%	3,152	1,718

		$14,689	$13,769

Notes To Consolidated Financial Statements (Continued)

Note 14.    Notes payable and other borrowings (Continued)

BHFC is a 100% owned finance subsidiary of Berkshire, which has fully and unconditionally guaranteed its securities. Debt issued by BHFC matures between 2010 and 2040. In January 2010, BHFC issued $1 billion par amount of senior notes consisting of $750 million par of 5.75% notes due in 2040 and $250 million par of floating rate notes due in 2012. In January 2010, $1.5 billion par amount of BHFC senior notes matured and were repaid.

Prior to our acquisition of Clayton Homes in 2003, certain of its subsidiaries regularly originated and acquired installment loans and sold those loans to QSPEs. The transferred loans were then securitized and sold to third party investors. We continue to service the installment loans and retain residual interests in the securitized loans. Upon adoption of ASU 2009-17 we reevaluated the QSPEs and determined that the QSPEs were variable interest entities that should be consolidated, primarily because we are the servicer of the loans and hold the residual interests. Consequently, as of January 1, 2010, we increased other borrowings of finance and financial products by approximately $1.5 billion with a corresponding increase in consumer installment loans receivable. The QSPEs continue to be distinct, bankruptcy remote entities that hold the interests in the related installment loans. The cash flows received from the collection of the installment loans continue to be pledged to satisfy the principal and interest due on the related debt now recorded in our Consolidated Financial Statements.

Our subsidiaries have approximately $6.1 billion of available unused lines of credit and commercial paper capacity in the aggregate at March 31, 2010 to support our short-term borrowing programs and provide additional liquidity. Generally, Berkshire’s guarantee of a subsidiary’s debt obligation is an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all present and future payment obligations.

Note 15.    Fair value measurements

The estimated fair values of our financial instruments as of March 31, 2010 and December 31, 2009 are shown in the following table (in millions). The carrying values of cash and cash equivalents, accounts receivable and accounts payable, accruals and other liabilities are deemed to be reasonable estimates of their fair values.

	Carrying Value		Fair Value
	2010	2009	2010	2009
Investments in fixed maturity securities	$36,820	$37,131	$36,820	$37,131
Investments in equity securities	60,773	59,034	60,773	59,034
Other investments	26,143	32,600	27,129	34,540
Loans and finance receivables	15,423	13,989	13,961	12,415
Derivative contract assets (1)	639	454	639	454

Notes payable and other borrowings:
Insurance and other	12,339	4,561	12,457	4,669
Railroad, utilities and energy	30,599	19,579	31,813	20,868
Finance and financial products	14,689	13,769	15,373	14,355

Derivative contract liabilities:
Railroad, utilities and energy (2)	655	581	655	581
Finance and financial products	8,667	9,269	8,667	9,269

(1)	Included in Other assets
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

Level 1 – Inputs represent unadjusted quoted prices for identical assets or liabilities exchanged in active markets. Substantially all of our equity investments are traded on an exchange in active markets and fair values are based on the closing prices as of the balance sheet date.

Notes To Consolidated Financial Statements (Continued)

Note 15.    Fair value measurements (Continued)

Level 2 – Inputs include directly or indirectly observable inputs (other than Level 1 inputs) such as quoted prices for similar assets or liabilities exchanged in active or inactive markets; quoted prices for identical assets or liabilities exchanged in inactive markets; other inputs that may be considered in fair value determinations of the assets or liabilities, such as interest rates and yield curves, volatilities, prepayment speeds, loss severities, credit risks and default rates; and inputs that are derived principally from or corroborated by observable market data by correlation or other means. Fair values for our investments in fixed maturity securities are primarily based on market prices and market data available for instruments with similar characteristics. Pricing evaluations are generally based on discounted future cash flows, which incorporate yield curves for instruments with similar characteristics, such as credit rating, estimated duration, and yields for other instruments of the issuer or entities in the same industry sector.

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

Financial assets and liabilities measured and carried at fair value on a recurring basis in our financial statements are summarized according to the hierarchy previously described as follows (in millions).

	Total Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2010
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$2,413	$565	$1,844	$4
States, municipalities and political subdivisions	3,867	—	3,866	1
Foreign governments	11,584	5,656	5,824	104
Corporate bonds	15,066	—	14,368	698
Mortgage-backed securities	3,890	—	3,889	1

	$36,820	$6,221	$29,791	$808

Investments in equity securities	$60,773	$60,639	$92	$42
Other investments	18,692	—	—	18,692

Net derivative contract (assets)/liabilities:
Railroad, utilities and energy	339	1	(44)	382
Finance and financial products:
Equity index put options	7,131	—	—	7,131
Credit default obligations	1,252	—	—	1,252
Other	(39)	—	12	(51)

December 31, 2009
Investments in fixed maturity securities	$37,131	$5,407	$30,806	$918
Investments in equity securities	59,034	58,640	90	304
Other investments	18,562	—	—	18,562

Net derivative contract (assets)/liabilities:
Railroad, utilities and energy	393	(1)	35	359
Finance and financial products	9,003	—	166	8,837

Notes To Consolidated Financial Statements (Continued)

Note 15.    Fair value measurements (Continued)

Reconciliations of assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the first three months ended March 31, 2010 and 2009 follow (in millions).

	Investments in fixed maturity securities	Investments in equity securities	Other investments	Net derivative contract liabilities
Balance at December 31, 2009	$918	$304	$18,562	$(9,196)
Gains (losses) included in:
Earnings *	—	—	—	421
Other comprehensive income	1	(2)	130	—
Regulatory assets and liabilities	—	—	—	(28)
Purchases, sales, issuances and settlements	14	—	—	89
Transfers into (out of) Level 3	(125)	(260)	—	—
Balance at March 31, 2010	$808	$42	$18,692	$(8,714)

Balance at December 31, 2008	$639	$328	$8,223	$(14,519)
Gains (losses) included in:
Earnings *	—	—	—	(1,499)
Other comprehensive income	(25)	(3)	466	—
Regulatory assets and liabilities	—	—	—	39
Purchases, sales, issuances and settlements	271	(1)	2,667	627
Transfers into (out of) Level 3	2	—	—	(21)
Balance at March 31, 2009	$887	$324	$11,356	$(15,373)

*
Gains and losses related to changes in valuations are included in our Consolidated Statements of Earnings as components of investment gains/losses, derivative gains/losses or other revenues as appropriate. Substantially all of the gains and losses included in earnings were related to derivative contract liabilities.

Note 16.    Common stock

On January 20, 2010, our shareholders approved proposals to increase the authorized number of Class B common shares from 55,000,000 to 3,225,000,000 and to effect a 50-for-1 split of the Class B common stock which became effective on January 21, 2010. The Class A common stock was not split. Thereafter, each share of Class A common stock became convertible, at the option of the holder, into 1,500 shares of Class B common stock. Class B common stock is not convertible into Class A common stock. The Class B share data in the following table and the related disclosures regarding Class B shares are presented on a post-split basis.

Changes in issued and outstanding Berkshire common stock during the first three months of 2010 are shown in the table below.

	Class A, $5 Par Value	Class B, $0.0033 Par Value
	(1,650,000 shares authorized) Shares Issued and Outstanding	(3,225,000,000 shares authorized) Shares Issued and Outstanding
Balance December 31, 2009	1,055,281	744,701,300
Shares issued in the acquisition of BNSF (See Note 3)	80,931	20,976,621
Conversions of Class A common stock to Class B common stock and other	(127,743)	192,279,300

Balance March 31, 2010	1,008,469	957,957,221

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

On an equivalent Class A common stock basis, there were 1,647,107 shares outstanding as of March 31, 2010 and 1,551,749 shares outstanding as of December 31, 2009. The Class B stock split had no effect on the number of equivalent Class A common shares outstanding. In addition to our common stock, 1,000,000 shares of preferred stock are authorized, but none of which are issued and outstanding.

Notes To Consolidated Financial Statements (Continued)

Note 17.    Business segment data

Revenues and earnings before income taxes and equity method earnings by segment data for the first quarter of 2010 and 2009 were as follows (in millions).
	Revenues
	First Quarter
	2010	2009
Operating Businesses:
Insurance group:
Premiums earned:
GEICO	$3,454	$3,261
General Re	1,440	1,379
Berkshire Hathaway Reinsurance Group	2,107	3,087
Berkshire Hathaway Primary Group	425	456
Investment income	1,302	1,366
Total insurance group	8,728	9,549
Burlington Northern Santa Fe *	2,073	—
Finance and financial products	977	953
Marmon	1,397	1,254
McLane Company	7,430	6,993
MidAmerican	2,977	2,949
Other businesses	6,526	5,798
	30,108	27,496
Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	1,729	(4,983)
Eliminations and other	200	271
	$32,037	$22,784

	Earnings (loss) before income taxes and equity method earnings
	First Quarter
	2010	2009
Operating Businesses:
Insurance group:
Underwriting:
GEICO	$299	$148
General Re	(39)	(16)
Berkshire Hathaway Reinsurance Group	52	177
Berkshire Hathaway Primary Group	33	4
Net investment income	1,283	1,354
Total insurance group	1,628	1,667
Burlington Northern Santa Fe *	476	—
Finance and financial products	111	112
Marmon	190	162
McLane Company	80	143
MidAmerican	395	303
Other businesses	583	206
	3,463	2,593
Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	1,729	(4,983)
Interest expense, excluding interest allocated to operating businesses	(49)	(23)
Eliminations and other	(45)	(130)
	$5,098	$(2,543)

*	Includes revenue and earnings from acquisition date of February 12, 2010.

Notes To Consolidated Financial Statements (Continued)

Note 18.    Contingencies and Commitments

We are parties in a variety of legal actions arising out of the normal course of business. In particular, such legal actions affect our insurance and reinsurance businesses. Such litigation generally seeks to establish liability directly through insurance contracts or indirectly through reinsurance contracts issued by Berkshire subsidiaries. Plaintiffs occasionally seek punitive or exemplary damages. We do not believe that such normal and routine litigation will have a material effect on our financial condition or results of operations. Berkshire and certain of its subsidiaries are also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines and penalties in substantial amounts.

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

As part of the settlements, General Re entered into a non-prosecution agreement (the “Non-Prosecution Agreement”) with the DOJ. Under the terms of the Non-Prosecution Agreement, among other things, the DOJ agreed not to prosecute General Re for any crimes committed by General Re relating to General Re’s previously disclosed transaction with American International Group, Inc. (“AIG”) initially effected in 2000 (the “AIG Transaction”), and General Re paid $19.5 million to the United States. The Non-Prosecution Agreement provides that General Re’s agreement to pay $60.5 million, exclusive of attorneys’ fees and expenses, through a pending civil class action settlement with AIG shareholders, when combined with the amounts to be paid by AIG and the other defendants, satisfies restitution with regard to the AIG Transaction. General Re also agreed to continue to cooperate fully with the DOJ and the SEC in any ongoing investigations of individuals who may have been involved with the AIG Transaction. The Non-Prosecution Agreement acknowledges that General Re instituted a number of internal corporate remediation measures applicable to itself and its subsidiaries and, under the terms of the Non-Prosecution Agreement, General Re agreed to maintain such remediation measures at least during the three-year term thereof. General Re also agreed to toll the statute of limitations for the term of the Non-Prosecution Agreement on crimes related to the AIG Transaction, and that neither it nor its directors, executive officers or representatives will make, cause others to make or acknowledge as true any statements inconsistent with the agreed statement of facts in the Non-Prosecution Agreement. The Non-Prosecution Agreement provides that if the DOJ determines that General Re or any of its employees, officers or directors have failed to comply with or knowingly violated any of the provisions of the Non-Prosecution Agreement, have provided deliberately false, incomplete or misleading information thereunder, or have violated any provision of the federal securities laws during the term of the Non-Prosecution Agreement, General Re shall thereafter be subject to prosecution for crimes committed by and through its employees related to the AIG Transaction. The Non-Prosecution Agreement is also applicable to, and binding upon, certain subsidiaries of General Re.

In connection with the SEC settlement, which concerns the AIG Transaction, as well as a separate series of interrelated transactions with Prudential Financial, Inc. during the period 1997 through 2002, General Re is permanently enjoined from aiding and abetting any violations of the books and records and internal controls provisions of Sections 13(b)(2)(A) and 13(b)(2)(B) of the Securities Act of 1934, as amended, and paid $12.2 million in disgorgement and prejudgment interest (the “SEC Amount”) to the SEC. General Re also agreed not to take any action or make or permit any public statement denying any allegations in the SEC’s complaint or creating the impression that the complaint is without factual basis, although this obligation does not affect General Re’s testimonial obligations or right to take legal or factual positions in litigation or other legal proceedings in which the SEC is not a party. If General Re breaches this agreement, the SEC may petition to vacate the General Re judgment and restore its action against General Re. On February 12, 2010, Liberty Mutual Insurance Company (“Liberty Mutual”), which previously acquired Prudential Financial’s property and casualty business and claims to be entitled to the SEC Amount as a result of its own alleged damages, filed a motion seeking to intervene in this matter and requiring the SEC to hold the SEC Amount separate pending a resolution. The court has not yet ruled on that motion.  On April 2, 2010, Liberty Mutual informed the court that, as a result of successful mediation, Liberty Mutual’s pending motion to intervene was moot, and that after a written settlement agreement was executed, the parties would submit to the court an appropriate stipulation to withdraw with prejudice Liberty Mutual's motion to intervene, and to request the court release the SEC from any further obligation to segregate the amount paid by General Re.

The Office of the Director of Corporate Enforcement in Ireland, which had conducted a preliminary evaluation in relation to Cologne Reinsurance Company (Dublin) Limited (“CRD”), a wholly-owned subsidiary of General Re, concerning, in particular, transactions between CRD and AIG, has informed CRD that it has concluded and closed its investigation.

We are not aware of any remaining governmental investigations of any of our subsidiaries involving non-traditional products or related transactions.

b)	Civil Litigation

Reference is made to Note 21 to the Annual Report on Form 10-K for the year ended December 31, 2009, for detailed discussion of such actions.  There have been no material developments related to such actions since December 31, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings (loss) attributable to Berkshire are disaggregated in the table that follows. Amounts are after deducting income taxes and exclude earnings attributable to noncontrolling interests. Amounts are in millions.

	First Quarter
	2010	2009
Insurance – underwriting	$226	$202
Insurance – investment income	988	1,069
Railroad *	282	—
Utilities and energy	223	203
Manufacturing, service and retailing	477	258
Finance and financial products	69	68
Other	(43)	(95)
Investment and derivative gains/losses	1,411	(3,239)
Net earnings (loss) attributable to Berkshire	$3,633	$(1,534)

*	BNSF’s earnings are for the period between February 12 and March 31, 2010.

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

On February 12, 2010, we completed the acquisition of the 77.5% of BNSF common stock that we did not already own. Beginning as of that date, BNSF’s results and net earnings are included fully in our consolidated results and net earnings. In 2009 and until February 12, 2010, our share of net earnings related to our previously held investments in BNSF as determined under the equity method is included as a component of insurance investment income in the preceding table.

Over the last half of 2008 and through 2009, operating results of many of our businesses were adversely impacted by the world-wide economic recession. While our two largest business segments, which in 2009 were insurance and utilities, remained strong and operating results were not negatively impacted in any significant way by the recession, earnings throughout 2009 for most of our diverse group of manufacturing, service and retailing businesses declined. The effects from the economic recession resulted in lower sales volume, revenues and profit margins as consumers significantly curtailed spending, particularly for discretionary items. In the first quarter of 2010, operating results for many of our manufacturing, service and retailing businesses improved versus the first quarter of 2009 reflecting some stabilization of economic conditions.

We recorded after-tax net investment and derivative gains of $1,411 million in 2010, which included a one-time holding gain of $979 million related to our acquisition of BNSF. In 2009, we realized after-tax net investment and derivative losses of $3,239 million, which primarily derived from credit default contracts and an other-than-temporary impairment charge with respect to our investment in ConocoPhillips common stock. Changes in the equity and credit markets from period to period have caused and may continue to cause significant volatility in our periodic earnings.

In response to the crises in the financial markets and the global recession, the U.S. government and governments around the world are taking measures to regulate financial institutions, stabilize financial markets (including over-the-counter derivatives markets) and stimulate economic activity. While we believe that general economic conditions will improve over time, the ultimate impact these governmental actions will have on us is not clear at this time. Our operating companies have taken and will continue to take actions as necessary to manage through the current economic situation and to improve our operations for the long-term. We continue to believe that the economic franchises of our operating businesses remain intact. We are hopeful that recent economic improvements will continue over the remainder of 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Underwriting

We engage in both primary insurance and reinsurance of property and casualty risks. In primary insurance activities, we assume defined portions of the risks of loss from persons or organizations that are directly subject to the risks. In reinsurance activities, we assume defined portions of similar or dissimilar risks that other insurers or reinsurers have subjected themselves to in their own insuring activities. Our insurance and reinsurance businesses are: (1) GEICO, (2) General Re, (3) Berkshire Hathaway Reinsurance Group and (4) Berkshire Hathaway Primary Group. Through General Re and BHRG, we also reinsure life and health risks.

Our management views insurance businesses as possessing two distinct operations – underwriting and investing. Underwriting decisions are the responsibility of the unit managers; investing, with limited exceptions, is the responsibility of Berkshire’s Chairman and CEO, Warren E. Buffett. Accordingly, we evaluate performance of underwriting operations without any allocation of investment income.

Our periodic underwriting results can be affected significantly by changes in estimates for unpaid losses and loss adjustment expenses, including amounts established for occurrences in prior years. In addition, the timing and amount of catastrophe losses can produce significant volatility in our periodic underwriting results. Our underwriting results also include significant unrealized foreign currency transaction gains and losses arising from the valuation of certain non-U.S. Dollar denominated reinsurance liabilities into U.S. Dollars as a result of foreign currency exchange rate fluctuations.

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

A summary follows of underwriting results from our insurance businesses. Amounts are in millions.

	First Quarter
	2010	2009
Underwriting gain (loss) attributable to:
GEICO	$299	$148
General Re	(39)	(16)
Berkshire Hathaway Reinsurance Group	52	177
Berkshire Hathaway Primary Group	33	4
Pre-tax underwriting gain	345	313
Income taxes and noncontrolling interests	119	111
Net underwriting gain	$226	$202

GEICO

Through GEICO, we primarily write private passenger automobile insurance, offering coverages to insureds in all 50 states and the District of Columbia. GEICO’s policies are marketed mainly by direct response methods in which customers apply for coverage directly to the company via the Internet, over the telephone or through the mail. This is a significant element in our strategy to be a low-cost auto insurer. In addition, we strive to provide excellent service to customers, with the goal of establishing long-term customer relationships. GEICO’s underwriting results are summarized below. Dollars are in millions.

	First Quarter
	2010		2009
	Amount	%	Amount	%
Premiums earned	$3,454	100.0	$3,261	100.0
Losses and loss adjustment expenses	2,532	73.3	2,514	77.1
Underwriting expenses	623	18.0	599	18.4
Total losses and expenses	3,155	91.3	3,113	95.5
Pre-tax underwriting gain	$299		$148

Premiums earned in the first quarter of 2010 were $3,454 million, an increase of $193 million (5.9%) over the first quarter of 2009. The growth in premiums earned for voluntary auto was 6.0%, reflecting a 5.1% increase in policies-in-force and a slight increase in average premiums per policy compared to 2009. Policies-in-force over the last twelve months increased 6% in the preferred risk auto market and 2% in the standard and nonstandard auto markets. Voluntary auto new business sales in the first quarter of 2010 declined 19% versus the first quarter of 2009, which increased 32% compared to 2008. Voluntary auto policies-in-force at March 31, 2010 were 218,000 greater than at December 31, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance —Underwriting (Continued)

GEICO (Continued)

Losses and loss adjustment expenses incurred in the first quarter of 2010 were $2,532 million, relatively unchanged from the first quarter of 2009. The loss ratio was 73.3% in the first quarter of 2010 compared to 77.1% in 2009. The lower loss ratio in 2010 reflected the impact of increased premiums and lower physical damage claim severities, partially offset by higher overall claim frequencies and increases in average injury claim severities. Average injury severities in 2010 increased in the two to five percent range while average physical damage severities decreased in the one to two percent range versus 2009. Claims frequencies in 2010 for property damage and collision coverages increased in the one to two percent range over 2009 while frequencies for injury coverages increased in the four to six percent range. Incurred losses from catastrophe events for the first quarter of 2010 and 2009 were relatively insignificant. Underwriting expenses in the first quarter of 2010 were $623 million, an increase of 4.0% over 2009. The increase was primarily due to higher policy issuance costs.

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

	First Quarter
	Premiums earned		Pre-tax underwriting gain (loss)
	2010	2009	2010	2009
Property/casualty	$749	$763	$(61)	$(23)
Life/health	691	616	22	7
	$1,440	$1,379	$(39)	$(16)

Property/casualty

Property/casualty premiums earned in the first quarter of 2010 were $749 million, a decline of $14 million (1.8%) compared to 2009. Excluding the effects of foreign currency exchange rate changes, premiums earned in the first quarter of 2010 declined $36 million or 4.7%, which was primarily due to decreased volume in European treaty business and increased retrocessions of broker market property business. Price competition in most property and casualty lines has led to decreases in premium volume as underwriters maintain underwriting discipline by rejecting inadequately priced offerings. Increased price competition and capacity within the industry could lead to a further decline in premium volume in 2010.

Underwriting results in the first quarter of 2010 included losses of $123 million from property business, offset in part by underwriting gains of $62 million from casualty/workers’ compensation business. The property business produced underwriting losses of $193 million for the 2010 accident year, which included $278 million of catastrophe losses from the Chilean earthquake and storm and weather related losses in Europe, Australia and New England.  The timing and magnitude of catastrophe and large individual losses produces significant volatility in periodic underwriting results. The pre-tax underwriting gains from casualty/workers’ compensation business reflected overall favorable run-off of prior years’ casualty loss reserves.

Underwriting results in the first quarter of 2009 included losses of $34 million from property business, offset in part by gains of $11 million from casualty/workers’ compensation business. The property results in 2009 included $71 million of catastrophe losses primarily from winter storm Klaus in Europe and the Victoria bushfires in Australia. The pre-tax underwriting gains from casualty/workers’ compensation business reflected favorable run-off of prior years’ loss reserves.

Life/health

Premiums earned in the first quarter of 2010 were $691 million, an increase of $75 million (12.2%) over 2009.  Adjusting for the effects of foreign currency exchange rate changes, premiums earned increased 6.3% over the first quarter of 2009 which was primarily due to increased life business in several markets outside of the United States. Underwriting results for the global life/health operations produced pre-tax underwriting gains of $22 million in 2010 and $7 million in 2009.  The increase in underwriting gains is principally due to favorable mortality in our global life business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance —Underwriting (Continued)

Berkshire Hathaway Reinsurance Group

Through the Berkshire Hathaway Reinsurance Group (“BHRG”), we underwrite excess-of-loss reinsurance and quota-share coverages on property and casualty risks for insurers and reinsurers worldwide. BHRG’s business includes catastrophe excess-of-loss reinsurance and excess direct and facultative reinsurance for large or otherwise unusual discrete property risks referred to as individual risk. Retroactive reinsurance policies provide indemnification of losses and loss adjustment expenses with respect to past loss events. Other multi-line refers to other property and casualty business written on both a quota-share and excess basis, participations in and contracts with Lloyd’s syndicates, as well as property, aviation and workers’ compensation programs. Beginning in 2010, BHRG’s underwriting activities include life reinsurance as well as a life annuity business, which in previous years was included in the finance and financial products segment. Amounts for 2009 periods have been reclassified to conform to current year presentations. BHRG’s underwriting results are summarized in the table below. Amounts are in millions.

	First Quarter
	Premiums earned		Pre-tax underwriting gain (loss)
	2010	2009	2010	2009
Catastrophe and individual risk	$162	$254	$118	$153
Retroactive reinsurance	147	1,809	(155)	(107)
Other multi-line property/casualty	839	1,024	127	157
Life and annuity	959	—	(38)	(26)
	$2,107	$3,087	$52	$177

Premiums earned in the first quarter of 2010 from catastrophe and individual risk contracts declined $92 million (36%) versus the first quarter of 2009. The level of business written in a given period will vary significantly due to changes in market conditions and management’s assessment of the adequacy of premium rates. In early 2009, we constrained the volume of business written in response to the decline in our consolidated net worth that occurred in the first quarter. Though our net worth recovered significantly since then, we continued to constrain the volume of business written as premium rates have not been attractive enough to warrant increasing volume. We expect premium volume to continue to be constrained until premium rates rise. Catastrophe and individual risk underwriting results for the first quarter of 2010 included estimated losses of $82 million from the Chilean earthquake in February 2010, partially offset by favorable development of prior years’ loss reserves.

Premiums from retroactive reinsurance in the first quarter of 2009 included 2 billion Swiss Francs (“CHF”) (approximately $1.7 billion) from an adverse loss development contract with Swiss Reinsurance Company Ltd. and its affiliates (“Swiss Re”) covering substantially all of Swiss Re’s non-life insurance losses and allocated loss adjustment expenses for loss events occurring prior to January 1, 2009. The impact on underwriting results in 2009 from this contract was negligible as the premiums earned were offset by a corresponding amount of losses incurred.

Retroactive policies generally provide very large, but limited, indemnification of unpaid losses and loss adjustment expenses with respect to past loss events that are generally expected to be paid over long periods of time. The underwriting losses from retroactive policies primarily represent the periodic amortization of deferred charges established at the inception of the contracts. At March 31, 2010, unamortized deferred charges for all of BHRG’s retroactive contracts were approximately $3.7 billion and gross unpaid losses were approximately $17.9 billion.

Premiums earned in the first quarter of 2010 from other multi-line property and casualty business were $839 million, a decrease of $185 million (18%) from the first quarter of 2009. Premiums earned in the first quarter included $598 million in 2010 and $665 million in 2009 from the five-year 20% quota-share contract with Swiss Re covering substantially all of Swiss Re’s property/casualty risks incepting from January 1, 2008. Excluding the Swiss Re quota-share contract, other multi-line business premiums earned declined $118 million (33%) versus 2009. Other multi-line property and casualty business produced underwriting gains in the first quarter of $127 million in 2010 and $157 million in 2009. Underwriting results in 2010 included estimated catastrophe losses of approximately $140 million from the Chilean earthquake. There were no significant catastrophe losses in the first quarter of 2009. The increase in catastrophe losses in 2010 was partially offset by an increase in foreign currency transaction gains of $78 million with respect to reinsurance liabilities denominated in foreign currencies. During the first quarter of 2010, the strengthening of the U.S. Dollar versus the U.K. Pound Sterling resulted in lower liabilities when converted into U.S. Dollars.

In January 2010, a new life reinsurance contract with Swiss Re Life & Health America Inc. (“SRLHA”) was completed. Under the agreement, BHRG assumed the liabilities and subsequent renewal premiums associated with a closed block of yearly renewable term reinsurance business reinsuring permanent and term products and universal life products written, assumed, or subsequently acquired by SRLHA. BHRG assumes the mortality risk on the underlying lives with respect to the SRLHA business effective as of October 1, 2009, until the underlying yearly renewable term reinsured policy non-renews or the insurer ceding the business to SRLHA recaptures the business.  All of the life premiums earned in the first quarter of 2010 were from this contract. The agreement is expected to remain in-force for several decades and, over time, is expected to result in substantial premiums earned and life benefits incurred.

The underwriting results in 2010 and 2009 of the life and annuity business primarily included the periodic interest charges arising from accretion of discounted annuity reserves. At March 31, 2010, reserves for annuity benefits were approximately $1.4 billion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance —Underwriting (Continued)

Berkshire Hathaway Primary Group

Premiums earned in the first quarter by our various primary insurers were $425 million in 2010 and $456 million in 2009. Premium volume of our primary insurers, in general, is constrained by soft market conditions and as a result, we are accepting less business. For the first quarter, our primary insurers produced underwriting gains of $33 million in 2010 and $4 million in 2009. The improvement in 2010 underwriting results was primarily due to lower losses in the medical malpractice business.

Insurance—Investment Income

A summary of net investment income of our insurance operations follows. Amounts are in millions.

	First Quarter
	2010	2009
Investment income before taxes, noncontrolling interests and equity method earnings	$1,283	$1,354
Income taxes and noncontrolling interests	345	368
Net investment income before equity method earnings	938	986
Equity method earnings	50	83
Net investment income	$988	$1,069

Investment income consists of interest and dividends earned on cash equivalents and investments attributable to our insurance businesses. Pre-tax investment income in the first quarter of 2010 declined $71 million (5%) compared to the first quarter of 2009. In 2010, increases in investment income attributable to the investments in the 12% Swiss Re capital instrument acquired in March 2009 and the 8.5% Dow Preferred stock acquired in April 2009 were more than offset by lower dividends earned from our investment in Wells Fargo common stock and the impact of a gain in 2009 of about $100 million from a short-term currency transaction made in anticipation of the Swiss Re capital instrument investment.

Insurance investment income also includes earnings from equity method investments (BNSF and Moody’s). Equity method earnings represent our proportionate share of the net earnings of these companies. As a result of a reduction of our ownership of Moody’s in July of 2009, we discontinued the use of the equity method for our investment in Moody’s as of the beginning of the third quarter of 2009. As a result of our acquisition of the remaining outstanding stock of BNSF on February 12, 2010, we discontinued the use of the equity method and BNSF’s accounts are included in our consolidated financial statements beginning as of that date. Dividends received on equity method investments are not reflected in our earnings.

In 2010, insurance investment income, invested assets and policyholder float include amounts related to our life annuity business. In prior years, this business and its results were included in the finance and financial products segment. Amounts for 2009 periods have been reclassified to conform to current year presentations.

A summary of cash and investments held in our insurance businesses follows. Amounts are in millions.

	March 31,	Dec. 31,
	2010	2009
Cash and cash equivalents	$16,102	$18,655
Equity securities	57,721	56,289
Fixed maturity securities	35,260	35,537
Other *	22,790	29,240
	$131,873	$139,721

*
Other investments include the investments in Wrigley, Goldman Sachs, General Electric, Swiss Re and Dow as applicable. As of December 31, 2009, other investments also included our 22.5% interest in BNSF which was then accounted for under the equity method.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Investment Income (Continued)

Fixed maturity investments as of March 31, 2010 were as follows. Amounts are in millions.

	Amortized cost	Unrealized gains/losses	Fair value
U.S. Treasury, U.S. government corporations and agencies	$2,365	$48	$2,413
States, municipalities and political subdivisions	3,605	262	3,867
Foreign governments	11,049	358	11,407
Corporate bonds and redeemable preferred stocks, investment grade	5,210	722	5,932
Corporate bonds and redeemable preferred stocks, non-investment grade	7,269	1,026	8,295
Mortgage-backed securities	3,092	254	3,346
	$32,590	$2,670	$35,260

All U.S. government obligations are rated AAA by the major rating agencies and approximately 85% of all state, municipal and political subdivisions, foreign government obligations and mortgage-backed securities were rated AA or higher. Non-investment grade securities represent securities that are rated below BBB- or Baa3.

Invested assets derive from shareholder capital and reinvested earnings as well as net liabilities under insurance contracts or “float.” The major components of float are unpaid losses, life, annuity and health benefit liabilities, unearned premiums and other liabilities to policyholders less premiums and reinsurance receivables, deferred charges assumed under retroactive reinsurance contracts and deferred policy acquisition costs. Float approximated $63.5 billion at March 31, 2010 and December 31, 2009. The cost of float, as represented by the ratio of underwriting gain or loss to average float, was negative in 2010 and 2009, as our insurance businesses generated underwriting gains in each period.

Railroad (“Burlington Northern Santa Fe”)

We acquired control of Burlington Northern Santa Fe Corporation including its subsidiary BNSF Railway Company, (“BNSF”) on February 12, 2010. Its revenues and operating results are included in our consolidated results beginning as of that date. In 2009 and for the period between January 1, 2010 and February 12, 2010, we accounted for our interest in BNSF pursuant to the equity method. Our share of BNSF’s earnings for those periods is included in net investment income of our insurance group.  Earnings of BNSF for the period between February 12, 2010 and March 31, 2010 are summarized below (in millions).

Feb. 12, 2010 to March 31, 2010
Revenues	$2,073
Operating expenses	1,534
Interest expense	63
1,597
Pre-tax earnings	476
Income taxes	194
Net earnings	$282

Through BNSF Railway Company, BNSF operates one of the largest railroad systems in North America with approximately 32,000 route miles of track in 28 states and two Canadian provinces. BNSF’s major business groups are classified by product shipped and include consumer products, coal, industrial products and agricultural products. The discussion that follows compares BNSF’s results for the three months ending March 31, 2010 to the same three month period in 2009.

Revenues during the first three months of 2010 increased $440 million (13%) to $3.86 billion compared with $3.42 billion in the prior year. The increase was primarily due to an increase in average revenue per car/unit, which included improved yields (revenue per car) as well as increased fuel surcharges of $104 million. Consumer products revenues declined due to decreased domestic and international intermodal unit volumes, partially offset by stronger automotive volumes and improved yields. Coal revenues were impacted by lower unit volumes due to customer stockpiles and soft economic conditions, which were more than offset by improved yields and the effect of a $96 million loss related to an unfavorable coal rate case decision in the first quarter of 2009. Industrial products revenues included increased unit volumes due to increased demand in construction products as well as improved yields. Agricultural products revenues were impacted by higher unit volumes due to increased international grain shipments and demand for fertilizer and ethanol, as well as improved yields.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Railroad (“Burlington Northern Santa Fe”) (Continued)

Operating expenses in 2010 were $2.87 billion, an increase of 4.3% percent over 2009. Compensation and benefits expense increased primarily due to revaluation adjustments related to certain equity awards outstanding as of the acquisition date as well as increased accruals reflecting improved performance against targets related to incentive compensation and profit-sharing, increased health and welfare expenses and wage inflation. Purchased services expenses increased due to merger-related legal and consulting fees partially offset by insurance recoveries. Equipment rent expenses were down slightly as compared with the first quarter of 2009. Materials and other expenses decreased as a result of a $74 million gain from the completion of a sale of a line segment in Washington State as well as lower environmental and personal injury expenses.

Utilities and Energy (“MidAmerican”)

Revenues and earnings from MidAmerican are summarized below. Amounts are in millions.

	First Quarter
	Revenues		Earnings
	2010	2009	2010	2009
PacifiCorp	$1,129	$1,131	$192	$184
MidAmerican Energy Company	1,141	1,138	83	108
Natural gas pipelines	299	340	151	192
U.K. utilities	192	193	55	68
Real estate brokerage	204	178	(7)	(13)
Other	12	(31)	—	(156)
	$2,977	$2,949

Earnings before corporate interest and income taxes			474	383
Interest, other than to Berkshire			(79)	(80)
Interest on Berkshire junior debt			(10)	(18)
Income taxes and noncontrolling interests			(143)	(68)
Net earnings			$242	$217

Earnings attributable to Berkshire *			$223	$203
Debt owed to others at March 31			$19,526	$19,731
Debt owed to Berkshire at March 31			$308	$587

*	Net of noncontrolling interests and includes interest earned by Berkshire (net of related income taxes).

We hold an 89.8% ownership interest in MidAmerican Energy Holdings Company (“MidAmerican”), which operates an international energy business. MidAmerican’s domestic regulated energy interests are comprised of two regulated utility companies and two interstate natural gas pipeline companies. In the United Kingdom, MidAmerican operates two electricity distribution businesses. The rates that our utility and natural gas pipeline companies charge customers for energy and other services are generally subject to regulatory approval. Rates are based in large part on the costs of business operations, including a return on capital. To the extent these operations are not allowed to include such costs in the approved rates, operating results will be adversely affected. In addition, MidAmerican’s other businesses include a diversified portfolio of independent power projects and the second-largest residential real estate brokerage firm in the United States.

PacifiCorp’s revenues and earnings before corporate interest and income taxes (“EBIT”) in the first quarter of 2010 were relatively unchanged from the first quarter of 2009. Revenues in 2010 reflected lower wholesale revenues offset by higher retail revenues and sales of renewable energy credits.  EBIT in 2010 reflected higher depreciation and operating expenses which were more than offset by lower energy costs as a result of declines in the amount and cost of purchased electricity, and higher capitalized interest on equity and borrowed funds.

First quarter 2010 revenues of MidAmerican Energy Company (“MEC”) were relatively unchanged from 2009. Lower wholesale electricity revenues (lower prices and volumes) were offset by higher retail electricity revenues (customer growth and favorable weather conditions).  First quarter 2010 EBIT of MEC declined $25 million (23%) from 2009 due primarily to the decline in wholesale electricity prices, as well as maintenance costs incurred to repair storm damage and higher depreciation expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Utilities and Energy (“MidAmerican”) (Continued)

Natural gas pipelines EBIT declined $41 million (21%) from the first quarter of 2009 as a result of unfavorable market conditions which led to lower volumes and decreased transportation and storage revenues.  EBIT of U.K. utilities declined $13 million (19%) from the first quarter of 2009 as a result of the decrease in distribution revenues, partially offset by favorable average exchange rate changes.

Real estate brokerage revenues in the first quarter of 2010 increased $26 million (15%) from 2009 due to increases in closed brokerage units and average home sales prices.  The $6 million decrease in the pre-tax loss generated by the real estate brokerage business compared to 2009 reflects the improvement in revenues and operating margins.

Other EBIT in the first quarter of 2009 included a $56 million loss associated with the Constellation Energy common stock investment and $125 million in stock-based compensation expense as a result of the purchase of common stock issued by MidAmerican upon the exercise of the last remaining stock options that had been granted to certain members of management at the time of our acquisition of MidAmerican in 2000. Income taxes and noncontrolling interests in 2010 included a charge of $59 million for an unfavorable verdict in connection with litigation associated with the noncontrolling ownership interest of a hydroelectric project in the Philippines.  The verdict is subject to motions for reconsideration and appeal.

Manufacturing, Service and Retailing

A summary of revenues and earnings of our manufacturing, service and retailing businesses follows. Amounts are in millions.

	First Quarter
	Revenues		Earnings
	2010	2009	2010	2009
Marmon	$1,397	$1,254	$190	$162
McLane Company	7,430	6,993	80	143
Other manufacturing	4,077	3,635	332	176
Other service	1,774	1,506	219	14
Retailing	675	657	32	16
	$15,353	$14,045
Pre-tax earnings			$853	$511
Income taxes and noncontrolling interests			376	253
			$477	$258

Marmon

For the three months ended March 31, 2010, Marmon’s revenues and earnings were approximately $1.4 billion and $190 million, respectively, which represented increases of 11% and 17%, respectively, over the first quarter of 2009.  Six of the eleven business sectors generated increased revenues in 2010 and all but two sectors (Distribution Services and Construction Services) produced increased operating earnings compared to the first quarter of 2009. The Building Wire, Flow Products and Retail Store Fixtures sectors accounted for most of the overall increase in revenues in 2010 and the Retail Store Fixtures, Highway Technologies and Water Treatment sectors experienced the largest increases in earnings. The improvements in operating results reflected slow recoveries in some of Marmon’s end markets and the ongoing effort to reduce or maintain overhead costs. Earnings in 2010 also benefited from comparatively lower interest expense.

McLane Company

McLane’s revenues for the first quarter of 2010 ($7,430 million) increased $437 million (6%) over 2009, reflecting a 4% revenue increase from the grocery business and a 7% revenue increase from the foodservice business.  Pre-tax earnings for the first quarter of 2010 were $80 million, a decrease of $63 million (44%) compared to 2009. Earnings for the first quarter of 2009 included the net impact of a substantial inventory price change gain associated with an increase in federal excise taxes on cigarettes. Many tobacco manufacturers raised prices in anticipation of the tax increase, which allowed McLane to generate a one-time price change gain. The one-time inventory price gain was partially offset by a federally mandated one-time floor stock tax on related inventory held. The gross margin rate was 5.56% for the first quarter of 2010 versus 6.95% in 2009. Cigarette excise tax inflation has a negative effect on gross margins by increasing revenues but providing minimal increases in profit as the markups for such products, in most instances, are based on a fixed amount per unit.  Approximately one-third of McLane’s annual revenues are from Wal-Mart. A curtailment of purchasing by Wal-Mart could have a material adverse impact on the earnings of McLane.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Manufacturing, Service and Retailing (Continued)

Other manufacturing

Our other manufacturing businesses include a wide array of businesses. Included in this group are several manufacturers of building products (Acme Building Brands, Benjamin Moore, Johns Manville, Shaw and MiTek) and apparel (led by Fruit of the Loom which includes the Russell athletic apparel and sporting goods business and the Vanity Fair Brands women’s intimate apparel business). Also included in this group are Forest River, a leading manufacturer of leisure vehicles and ISCAR Metalworking Companies (“IMC”), an industry leader in the metal cutting tools business with operations worldwide.

Revenues from our other manufacturing activities for the first quarter of 2010 were $4,077 million, an increase of $442 million (12%) over 2009. The increase in revenues was primarily due to increased sales by Forest River, IMC and the apparel group. These operations rebounded somewhat from slow activity in the first quarter of 2009, whereas revenues from the building products businesses in 2010 were relatively unchanged from the first quarter of 2009.

Pre-tax earnings of our other manufacturing businesses in the first quarter of 2010 were $332 million, an increase of $156 million (89%) versus 2009. The improvement in earnings in 2010 versus 2009 was driven by apparel (Fruit of the Loom in particular), IMC and Forest River as well as several of our smaller manufacturing operations, partially offset by lower overall earnings from the building products group. Our building products group continues to be adversely affected by relatively low residential and commercial construction activity, while our other manufacturers benefitted from higher customer demand and the effects of cost reduction efforts over the past two years.

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

Revenues of our other service businesses were $1,774 million in the first quarter of 2010, an increase of $268 million (18%) compared to 2009. Pre-tax earnings were $219 million in the first quarter of 2010 compared to $14 million in 2009. The increases in revenues and earnings were driven by improved operating results of NetJets and TTI.  The improvements in revenues and earnings of TTI were driven by stronger electronics demand across most markets worldwide.

For the first quarter of 2010, NetJets’ revenues increased 18% over 2009, which was primarily attributable to a 7% increase in worldwide flight revenue hours and higher fuel cost surcharges, partially offset by lower management fees due to fewer aircraft in the NetJets program. NetJets generated pre-tax earnings of $57 million in the first quarter of 2010 compared to a pre-tax loss of $96 million in 2009. The improvement in earnings was attributed to the increase in revenues and to an overall reduction in flight operations and administrative costs, partially offset by higher fuel costs. In addition, NetJets' results in the first quarter of 2010 benefitted from a decline of about $50 million in aircraft impairment and inventory valuation charges compared to the first quarter of 2009. NetJets continues to own more aircraft than is required for present operations and we expect to continue to dispose selected aircraft over time. NetJets' operating cost structure has been reduced to better match customer demand, and we continue to believe that NetJets will operate profitably in the future.

Retailing

Our retailing operations consist of four home furnishings businesses (Nebraska Furniture Mart, R.C. Willey, Star Furniture and Jordan’s), three jewelry businesses (Borsheims, Helzberg and Ben Bridge) and See’s Candies. Revenues of our retailing businesses were $675 million in the first quarter of 2010, an increase of $18 million (3%) compared to 2009. Pre-tax earnings in the first quarter of 2010 were $32 million compared to $16 million in 2009. The increase in revenues was primarily attributable to our jewelry businesses. In 2010, improved operating results were generated by our furniture and jewelry businesses as well as at See’s, where results were favorably impacted by the timing of Easter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Finance and Financial Products

A summary of revenues and earnings from our finance and financial products businesses follows. Amounts are in millions.

	First Quarter
	Revenues		Earnings
	2010	2009	2010	2009
Manufactured housing and finance	$766	$727	$32	$42
Furniture/transportation equipment leasing	150	173	2	3
Other	61	53	77	67
	$977	$953

Pre-tax earnings			$111	$112
Income taxes and noncontrolling interests			42	44
			$69	$68

Revenues in the first quarter of 2010 from our manufactured housing and finance business (Clayton Homes) increased $39 million (5%) over 2009. Revenues from home sales in the first quarter of 2010 increased $32 million (10%) over 2009, reflecting a 20% increase in units sold and a 10% decline in average sales prices, primarily due to product mix changes. In the first quarter of 2010 installment loan interest income and other financial services and investment revenues increased slightly over 2009 due to the adoption of ASU 2009-17 (see Notes 2 and 14 to the Consolidated Financial Statements), offset by a net decline in other installment interest income and other financial services and investment revenues. Upon the adoption of ASU 2009-17 at the beginning of 2010, our installment loan balances increased by about $1.5 billion and we now include the interest income from those loans in revenues. We also increased our borrowings by a comparable amount. Installment loan balances were $13.7 billion at March 31, 2010, an increase of approximately $1.4 billion from December 31, 2009.

Pre-tax earnings of Clayton Homes in the first quarter of 2010 were $32 million, a decrease of $10 million compared to 2009. The impact of the adoption of ASU 2009-17 on earnings was not significant as the incremental interest income was largely offset by interest expense. The decline in earnings was primarily attributable to lower interest income (excluding the impact of ASU 2009-17) and a slight increase in loan loss provisions, partially offset by improved profits from manufacturing.

Revenues and pre-tax earnings from our furniture and transportation equipment leasing activities in 2010 declined $23 million and $1 million, respectively, compared to 2009. The declines primarily reflect lower rental income by our transportation equipment business due to relatively low utilization rates. Significant cost components of this business are fixed (depreciation and facility expenses), so pre-tax earnings generally change disproportionately to revenues.

Revenues and operating results of Clayton Homes and the leasing businesses have been negatively affected by the economic recession as well as the credit crisis. In addition, our manufactured housing programs have been at a competitive disadvantage compared to traditional single family housing markets, which have been receiving significant interest rate subsidies from the U.S. government through government agency insured mortgages. For the most part, these subsidies are not available to factory built homes. As a result, manufactured housing construction, sales and related lending activities have been negatively impacted. Nevertheless, we believe that Clayton Homes will continue to operate profitably, even under the current conditions.

Earnings from our other finance business activities consists primarily of investment income from a portfolio of fixed maturity and equity investments and from a small portfolio of long-held commercial real estate loans. In addition, other activities include earnings from interest rate spreads on BHFC’s borrowings ($11.5 billion as of March 31, 2010), which are used in connection with Clayton Homes’ installment lending activities. A corresponding charge is reflected in Clayton Homes’ earnings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Investment and Derivative Gains/Losses

A summary of investment and derivative gains and losses and other-than-temporary impairment losses on investments follows. Amounts are in millions.

	First Quarter
	2010	2009
Investment gains/losses	$1,318	$(370)
Other-than-temporary impairment losses on investments	—	(3,096)
Derivative gains/losses	411	(1,517)
Gains/losses before income taxes and noncontrolling interests	1,729	(4,983)
Income taxes and noncontrolling interests	318	(1,744)
Net gains/losses	$1,411	$(3,239)

Investment gains or losses are recognized upon the sales of investments or as otherwise required under GAAP. The timing of realized gains or losses from sales can have a material effect on periodic earnings. However, such gains or losses usually have little, if any, impact on total shareholders’ equity because most equity and fixed maturity investments are carried at fair value with any unrealized gains or losses included as components of accumulated other comprehensive income. Investment gains/losses for the first quarter of 2010 included a one-time holding gain of $979 million that was recognized in connection with our acquisition of BNSF.  See Note 3 to the Consolidated Financial Statements.

Other-than-temporary impairments of investments in the first quarter of 2009 predominantly related to a charge with respect to our investment in ConocoPhillips common stock. Beginning in the first quarter of 2009, we sold shares of ConocoPhillips. Sales in 2009 were in anticipation of other investment opportunities, to increase overall liquidity and to realize capital losses that can be carried back to prior years for income tax purposes. Since a significant portion of the decline in the market value of our investment in ConocoPhillips occurred during the last half of 2008, a significant portion of the other-than-temporary impairment losses recorded in earnings in the first quarter of 2009 was recognized in other comprehensive income as of December 31, 2008.

The recognition of an other-than-temporary impairment loss results in a reduction in the cost basis of the investment, but not its fair value. Although we have recorded other-than-temporary impairment losses in earnings, we may continue to hold positions in these securities. The recognition of such losses does not necessarily indicate that sales are imminent or planned and sales ultimately may not occur. We use no bright line tests in determining whether impairments are temporary or other than temporary. We consider several factors in determining impairment losses including the current and expected long-term business prospects of the issuer, the length of time and relative magnitude of the price decline and our ability and intent to hold the investment until the price recovers.

With respect to equity securities with gross unrealized losses at March 31, 2010, and where other-than-temporary impairments have not been recorded, approximately 95% of the losses were concentrated in five issuers (including Wells Fargo & Company which is in a net unrealized gain position of approximately $3.0 billion). Unrealized losses were no greater than 30% of cost. In our judgment, the future earnings potential and underlying business economics of these companies continue to be favorable and as of March 31, 2010, we possessed the ability and intent to hold these securities until their prices recover. Changing market conditions and other facts and circumstances may change the business prospects of these issuers as well as our ability and intent to hold these securities until the prices recover.

Derivative gains/losses primarily represent the changes in fair values of our credit default and equity index put option contracts. Changes in the fair values of these contracts are reflected in earnings and can be significant, reflecting the volatility of equity and credit markets. We do not view the periodic gains or losses from the changes in fair value as meaningful given the volatile nature of equity and credit markets over short periods of time, particularly with respect to equity index put option contracts.

The fair values of our credit default contracts are impacted by changes in credit default spreads, which have been volatile in recent periods. In the first quarter of 2010, our credit default contracts generated a pre-tax gain of $208 million compared to a first quarter pre-tax loss of approximately $1.35 billion in 2009. The gain in 2010 was primarily due to narrowing of credit default spreads for corporate issuers. The loss in 2009 resulted from several corporate defaults and the significant widening of credit default spreads, primarily with respect to the underlying non-investment grade issuers included in our high yield contracts.

In the first quarter of 2010, we recorded a pre-tax gain of $178 million on equity index put option contracts compared to a pre-tax loss of $166 million for the first quarter of 2009. The gain in the first quarter of 2010 reflected the overall increases in the index prices and the impact of foreign currency exchange rate changes on contracts denominated in foreign currencies partially offset by lower interest rate assumptions. As previously noted, we do not believe that the gains or losses reflected in earnings in the past two years to be meaningful relative to evaluating our ultimate payment obligations, if any. There have been no loss payments to date. Our ultimate payment obligations, if any, under equity index put option contracts will be determined as of the contract expiration dates, which begin in 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition

Our balance sheet continues to reflect significant liquidity and a strong capital base. Our consolidated shareholders’ equity at March 31, 2010 was $147.2 billion, an increase of $16.1 billion from December 31, 2009. The increase in our shareholders’ equity included approximately $10.6 billion related to the issuance of Berkshire common stock in connection with the BNSF acquisition.

Consolidated cash and investments of insurance and other businesses approximated $139.3 billion at March 31, 2010, a decrease of about $10.7 billion from December 31, 2009.  Cash and cash equivalents of insurance and other businesses were $22.7 billion as of March 31, 2010. Investments are held predominantly in our insurance businesses.

In February 2010, we acquired all of the outstanding shares of BNSF common stock that we did not already own for aggregate consideration of approximately $26.5 billion. The consideration paid to BNSF shareholders consisted of $15.9 billion in cash consisting of $8.0 billion in proceeds from newly issued parent company debt and $7.9 billion of cash on hand, plus Berkshire Class A and B common stock with an aggregate value of approximately $10.6 billion.

Our railroad, utilities and energy businesses conducted by BNSF and MidAmerican maintain very large investments in property, plant and equipment and will regularly make significant capital expenditures in the normal course of business.  Capital expenditures of MidAmerican for the first three months of 2010 were $585 million. For the period between February 12, 2010 and March 31, 2010, BNSF’s capital expenditures were approximately $300 million. Forecasted capital expenditures for the remainder of 2010 for these two operations are currently estimated at $3.9 billion. Future capital expenditures are expected to be funded from cash flows from operations and debt proceeds. Aggregate borrowings of the railroad, utilities and energy businesses were about $30.6 billion as of March 31, 2010, including $11.1 billion of borrowings of BNSF. MidAmerican and its operating subsidiaries currently have no significant debt maturities until 2011, when about $1.1 billion matures. In addition, BNSF debt and capital lease maturities over the remainder of 2010 are about $575 million. Berkshire has committed until February 28, 2011 to provide up to $3.5 billion of additional capital to MidAmerican to permit the repayment of its debt obligations or to fund its regulated utility subsidiaries. In the first quarter of 2010, the commitment was amended to extend the term of the commitment to February 28, 2014 and as of March 1, 2011, to reduce the amount to $2 billion. Berkshire does not intend to guarantee the repayment of debt by BNSF, MidAmerican or any of their subsidiaries.

Assets of the finance and financial products businesses, which consisted primarily of loans and finance receivables, fixed maturity securities, other investments and cash and cash equivalents, were approximately $25.6 billion as of March 31, 2010 and $25.1 billion at December 31, 2009. Liabilities were $24.2 billion as of March 31, 2010 and $24.0 billion at December 31, 2009. As of March 31, 2010, notes payable and other borrowings of $14.7 billion included approximately $11.5 billion par amount of notes issued by Berkshire Hathaway Finance Corporation (“BHFC”). In January 2010, BHFC issued $750 million of 5.75% notes due in 2040 and $250 million of floating rate notes due in 2012 and repaid $1.5 billion of maturing notes. The BHFC notes are unsecured and mature at various dates, including $2 billion that matures within the next twelve months. The proceeds from the BHFC notes were used to finance originated and acquired loans of Clayton Homes. The full and timely payment of principal and interest on the notes is guaranteed by Berkshire. Other debt increased in the first quarter of 2010 by approximately $1.4 billion to $3.15 billion due to the adoption of ASU 2009-17. See Note 14 to the Consolidated Financial Statements.

During 2008 and continuing into the first part of 2009, access to credit markets became limited as a consequence of the ongoing worldwide credit crisis.  However, management believes that the credit crisis has abated and interest rates for investment grade issuers relative to government obligations have declined. Nevertheless, restricted access to credit markets at affordable rates in the future could have a significant negative impact on operations, particularly the railroad, utilities and energy and the finance and financial products operations. In addition, governments around the world are considering various kinds of financial regulatory reform in response to the credit crises. We cannot predict with any certainty whether any reforms that are ultimately adopted will have a material adverse affect on Berkshire’s financial condition or its operations.  However, we believe that we currently maintain ample liquidity to cover our existing contractual obligations and provide for contingent liquidity needs.

Contractual Obligations

We are party to contracts associated with ongoing business and financing activities, which will result in cash payments to counterparties in future periods. Certain obligations reflected in our Consolidated Balance Sheets, such as notes payable, require future payments on contractually specified dates and in fixed and determinable amounts. The timing and/or amount of the payment of other obligations, such as unpaid property and casualty loss reserves and long duration credit default and equity index put option contracts, are contingent upon the outcome of future events. Actual payments will likely vary, perhaps significantly, from estimates. Other obligations pertain to the acquisition of goods or services in the future, which are not currently reflected in the financial statements, such as minimum rentals under operating leases. Except as described below, our contractual obligations as of March 31, 2010 were not materially different from those disclosed in “Contractual Obligations,” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Contractual Obligations (Continued)

On February 12, 2010, we completed the acquisition of BNSF.  BNSF’s contractual obligations as of December 31, 2009 were approximately $43 billion. As of March 31, 2010, BNSF’s contractual obligations were not materially different from December 31, 2009. A summary of BNSF’s contractual obligations as of December 31, 2009, together with the obligations associated with Berkshire’s $8.0 billion debt issuance in connection with the BNSF acquisition follows (in millions).

	Estimated payments due by period
	Total	2010	2011-2012	2013-2014	After 2014
Notes payable and other borrowings *	$27,438	$1,329	$6,228	$4,814	$15,067
Operating leases	6,325	613	1,143	1,016	3,553
Purchase obligations	16,945	3,847	4,786	2,506	5,806
Other	843	86	334	318	105
Total	$51,551	$5,875	$12,491	$8,654	$24,531

*    Includes interest.

Critical Accounting Policies

Certain accounting policies require us to make estimates and judgments regarding transactions that have occurred and ultimately will be settled several years in the future. Amounts recognized in the financial statements from such estimates are necessarily based on assumptions about numerous factors involving varying, and possibly significant, degrees of judgment and uncertainty. Accordingly, the amounts currently recorded in the financial statements may prove, with the benefit of hindsight, to be inaccurate. Reference is made to “Critical Accounting Policies” discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2009 for additional discussion regarding these estimates.

Our Consolidated Balance Sheet as of March 31, 2010 includes estimated liabilities for unpaid losses from property and casualty insurance and reinsurance contracts of $59.1 billion. Due to the inherent uncertainties in the process of establishing loss reserve amounts, the actual ultimate claim amounts will likely differ from the currently recorded amounts. A very small percentage change in estimates of this magnitude will result in a material effect on reported earnings. The effects from changes in these estimates are recorded as a component of losses incurred in the period of the change.

Our Consolidated Balance Sheet as of March 31, 2010 includes goodwill of acquired businesses of $48.7 billion, which includes $14.8 billion arising from our acquisition of BNSF in February 2010. A significant amount of judgment is required in performing goodwill impairment tests. Such tests include periodically determining or reviewing the estimated fair value of our reporting units. There are several methods of estimating a reporting unit’s fair value, including market quotations, if available, asset and liability fair values and other valuation techniques, such as discounted projected future net earnings or cash flows and multiples of earnings. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then individual assets, including identifiable intangible assets, and liabilities of the reporting unit are estimated at fair value. The excess of the estimated fair value of the reporting unit over the estimated fair value of net assets would establish the implied value of goodwill. The excess of the recorded amount of goodwill over the implied value is then charged to earnings as an impairment loss. We perform an annual evaluation of goodwill for impairment in the fourth quarter.

Our consolidated financial position reflects very significant amounts of invested assets and derivative contract liabilities that are measured at fair value. A substantial portion of invested assets are carried at fair value based upon current market quotations and other observable market inputs. In instances when market prices are not available, values may be based upon fair value pricing matrices or models. These models may incorporate observable inputs as well as unobservable inputs, which require judgments by management. Derivative contract values reflect estimates of the amounts at which the contracts could be exchanged based upon varying levels of observable market information as well as other assumptions by management. Certain of our fixed maturity securities are not actively traded in the securities markets, and loans and finance receivables of our finance businesses are not traded at all. Considerable judgment may be required in determining the assumptions used in certain valuation models, including interest rate, loan prepayment speed, credit risk and liquidity risk assumptions. Changes in these assumptions may produce a significant effect on values. Furthermore, accounting and reporting standards are continually and rapidly changing in the area of financial instruments, which may impact the values recorded in the financial statements in future periods.

Information concerning recently issued accounting pronouncements is included in Note 2 to the Consolidated Financial Statements. The impact of these accounting pronouncements is not material to our Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Forward-Looking Statements

Investors are cautioned that certain statements contained in this document as well as some statements in periodic press releases and some oral statements of Berkshire officials during presentations about Berkshire or its subsidiaries are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, which include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” or similar expressions. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects and possible future Berkshire actions, which may be provided by management, are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties and assumptions about Berkshire and its subsidiaries, economic and market factors and the industries in which we do business, among other things. These statements are not guaranties of future performance and we have no specific intention to update these statements.

Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changes in market prices of our investments in fixed maturity and equity securities, losses realized from derivative contracts, the occurrence of one or more catastrophic events, such as an earthquake, hurricane or act of terrorism that causes losses insured by our insurance subsidiaries, changes in laws or regulations affecting our insurance, railroad, utilities, energy and finance subsidiaries, changes in federal income tax laws, and changes in general economic and market factors that affect the prices of securities or the industries in which we do business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Berkshire’s most recently issued Annual Report and in particular the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of March 31, 2010, there are no material changes in the market risks described in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Part II Other Information
Item 1. Legal Proceedings

We are party in a variety of legal actions arising out of the normal course of business. In particular, such legal actions affect our insurance and reinsurance businesses. Such litigation generally seeks to establish liability directly through insurance contracts or indirectly through reinsurance contracts issued by Berkshire subsidiaries. Plaintiffs occasionally seek punitive or exemplary damages. We do not believe that such normal and routine litigation will have a material effect on our financial condition or results of operations. Berkshire and certain of its subsidiaries are also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines and penalties in substantial amounts. Reference is made to Note 21 to the Annual Report on Form 10-K for the year ended December 31, 2009 and Note 18 to the Consolidated Financial Statements included in Part I of this Form 10-Q for detailed discussion of such actions.

Item 1A. Risk Factors

Our significant business risks are described in Item 1A to Form 10-K for the year ended December 31, 2009 to which reference is made herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

Not applicable.

Item 5. Other Information

At a special meeting of shareholders of Berkshire Hathaway Inc. (“Berkshire”), held January 20, 2010, Berkshire’s shareholders voted on five proposals related to amending Berkshire’s certificate of incorporation to provide for a 50-for-1 split of its Class B common stock.

Votes on each proposal were as follows:

	For	Against	Abstain
Proposal 1	975,830	2,178	957
Proposal 2	975,328	2,692	945
Proposal 3	975,604	2,354	1,007
Proposal 4	972,210	5,755	1,000
Proposal 5	960,802	16,888	1,275

Item 6. Exhibits

a. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certifications
31.2	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications
32.2	Section 1350 Certifications
101
The following financial information from Berkshire Hathaway Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009, (ii) the Consolidated Statements of Earnings for each of the three-month periods ended March 31, 2010 and 2009, (iii) the Consolidated Statements of Cash Flows for each of the three-month periods ended March 31, 2010 and 2009, (iv) the Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the three-month periods ended March 31, 2010 and 2009, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC.
(Registrant)

Date: May 7, 2010	/S/ MARC D. HAMBURG
(Signature)
Marc D. Hamburg, Senior Vice President and Principal Financial Officer