Form 10-Q
period 2010-06-30
BERKSHIRE HATHAWAY INC
filed 2010-08-06
CIK 1067983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
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

Number of shares of common stock outstanding as of July 30, 2010:

Class A — 976,414
         Class B — 1,006,635,055

BERKSHIRE HATHAWAY INC.

Part I Financial Information

Item 1. Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Insurance and Other:
Cash and cash equivalents	$25,164	$28,223
Investments:
Fixed maturity securities	33,319	35,729
Equity securities	52,526	56,562
Other	21,492	29,440
Receivables	17,407	14,792
Inventories	6,563	6,147
Property, plant and equipment	15,408	15,720
Goodwill	28,021	27,614
Other	12,868	13,070
	212,768	227,297
Railroad, Utilities and Energy:
Cash and cash equivalents	1,986	429
Property, plant and equipment	75,739	30,936
Goodwill	20,062	5,334
Other	13,332	8,072
	111,119	44,771
Finance and Financial Products:
Cash and cash equivalents	803	1,906
Investments in fixed maturity securities	1,206	1,402
Other investments	3,001	3,160
Loans and finance receivables	15,669	13,989
Goodwill	1,030	1,024
Other	3,591	3,570
	25,300	25,051
	$349,187	$297,119
LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Losses and loss adjustment expenses	$58,450	$59,416
Unearned premiums	8,874	7,925
Life, annuity and health insurance benefits	7,147	5,228
Accounts payable, accruals and other liabilities	15,335	15,530
Notes payable and other borrowings	12,144	4,561
	101,950	92,660
Railroad, Utilities and Energy:
Accounts payable, accruals and other liabilities	11,918	5,895
Notes payable and other borrowings	31,184	19,579
	43,102	25,474
Finance and Financial Products:
Accounts payable, accruals and other liabilities	1,108	937
Derivative contract liabilities	10,791	9,269
Notes payable and other borrowings	14,642	13,769
	26,541	23,975
Income taxes, principally deferred	30,080	19,225
Total liabilities	201,673	161,334

Shareholders’ equity:
Common stock	8	8
Capital in excess of par value	38,077	27,074
Accumulated other comprehensive income	12,850	17,793
Retained earnings	91,828	86,227
Berkshire Hathaway shareholders’ equity	142,763	131,102
Noncontrolling interests	4,751	4,683
Total shareholders’ equity	147,514	135,785
	$349,187	$297,119

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in millions except per share amounts)

	Second Quarter		First Six Months
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Revenues:
Insurance and Other:
Insurance premiums earned	$6,864	$6,485	$14,290	$14,668
Sales and service revenues	17,210	15,587	32,741	29,897
Interest, dividend and other investment income	1,514	1,514	2,809	2,888
Investment gains/losses	381	33	1,696	(337)
Other-than-temporary impairment losses on investments	—	(30)	—	(3,126)
	25,969	23,589	51,536	43,990
Railroad, Utilities and Energy:
Operating revenues	6,724	2,502	11,734	5,471
Other	42	153	82	133
	6,766	2,655	11,816	5,604
Finance and Financial Products:
Interest, dividend and other investment income	401	359	802	721
Investment gains/losses	2	(30)	5	(30)
Derivative gains/losses	(2,176)	2,357	(1,765)	840
Other	747	677	1,352	1,266
	(1,026)	3,363	394	2,797
	31,709	29,607	63,746	52,391
Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	3,917	4,072	8,103	10,086
Life, annuity and health insurance benefits	887	430	2,379	938
Insurance underwriting expenses	1,344	1,885	2,747	3,233
Cost of sales and services	14,192	13,128	27,098	25,086
Selling, general and administrative expenses	1,915	2,073	3,754	4,036
Interest expense	68	52	135	100
	22,323	21,640	44,216	43,479
Railroad, Utilities and Energy:
Cost of sales and operating expenses	5,060	1,955	8,892	4,310
Interest expense	394	298	741	589
	5,454	2,253	9,633	4,899
Finance and Financial Products:
Interest expense	175	160	354	309
Other	819	763	1,507	1,456
	994	923	1,861	1,765
	28,771	24,816	55,710	50,143
Earnings before income taxes and equity method earnings	2,938	4,791	8,036	2,248
Income tax expense	848	1,520	2,184	506
Earnings from equity method investments	—	113	50	196
Net earnings	2,090	3,384	5,902	1,938
Less: Earnings attributable to noncontrolling interests	122	89	301	177
Net earnings attributable to Berkshire Hathaway	$1,968	$3,295	$5,601	$1,761
Average common shares outstanding *	1,647,175	1,551,724	1,623,171	1,550,610
Net earnings per share attributable to Berkshire Hathaway shareholders *	$1,195	$2,123	$3,451	$1,136

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

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	First Six Months
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net earnings	$5,902	$1,938
Adjustments to reconcile net earnings to operating cash flows:
Investment (gains) losses and other-than-temporary impairment losses	(1,701)	3,493
Depreciation	2,015	1,536
Other	103	(101)
Changes in operating assets and liabilities before business acquisitions:
Losses and loss adjustment expenses	(103)	1,793
Deferred charges reinsurance assumed	237	62
Unearned premiums	1,050	908
Receivables and originated loans	(2,691)	(166)
Derivative contract assets and liabilities	1,584	(2,324)
Income taxes	(301)	(321)
Other assets and liabilities	765	679
Net cash flows from operating activities	6,860	7,497

Cash flows from investing activities:
Purchases of fixed maturity securities	(4,510)	(7,450)
Purchases of equity securities	(3,282)	(974)
Purchases of other investments	—	(6,068)
Sales of fixed maturity securities	3,150	2,282
Redemptions and maturities of fixed maturity securities	3,327	2,716
Sales of equity securities	2,710	1,343
Purchases of loans and finance receivables	(441)	(148)
Principal collections on loans and finance receivables	366	356
Acquisitions of businesses, net of cash acquired	(15,363)	(221)
Purchases of property, plant and equipment	(2,716)	(2,633)
Other	(141)	1,156
Net cash flows from investing activities	(16,900)	(9,641)

Cash flows from financing activities:
Proceeds from borrowings of finance businesses	1,037	1,504
Proceeds from borrowings of railroad, utilities and energy businesses	750	992
Proceeds from other borrowings	8,149	58
Repayments of borrowings of finance businesses	(1,680)	(214)
Repayments of borrowings of railroad, utilities and energy businesses	(218)	(230)
Repayments of other borrowings	(322)	(308)
Change in short term borrowings, net	(61)	(339)
Acquisitions of noncontrolling interests and other	(74)	(387)
Net cash flows from financing activities	7,581	1,076
Effects of foreign currency exchange rate changes	(146)	40
Decrease in cash and cash equivalents	(2,605)	(1,028)
Cash and cash equivalents at beginning of year *	30,558	25,539
Cash and cash equivalents at end of first six months *	$27,953	$24,511

* Cash and cash equivalents are comprised of the following:
Beginning of year—
Insurance and Other	$28,223	$24,356
Railroad, Utilities and Energy	429	280
Finance and Financial Products	1,906	903
	$30,558	$25,539

End of first six months—
Insurance and Other	$25,164	$21,514
Railroad, Utilities and Energy	1,986	875
Finance and Financial Products	803	2,122
	$27,953	$24,511

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)
(dollars in millions)

	Berkshire Hathaway shareholders’ equity
	Common stock and capital in excess of par value	Accumulated other comprehensive income	Retained earnings	Total	Non- controlling interests
Balance at December 31, 2008	$27,141	$3,954	$78,172	$109,267	$4,440
Net earnings	—	—	1,761	1,761	177
Other comprehensive income, net	—	3,442	—	3,442	22
Issuance of common stock and other transactions	175	—	—	175	—
Changes in noncontrolling interests:
Interests acquired and other transactions	(227)	109	—	(118)	(329)
Balance at June 30, 2009	$27,089	$7,505	$79,933	$114,527	$4,310

Balance at December 31, 2009	$27,082	$17,793	$86,227	$131,102	$4,683
Net earnings	—	—	5,601	5,601	301
Other comprehensive income, net	—	(4,944)	—	(4,944)	(57)
Issuance of common stock and other transactions	11,016	—	—	11,016	—
Changes in noncontrolling interests:
Interests acquired and other transactions	(13)	1	—	(12)	(176)
Balance at June 30, 2010	$38,085	$12,850	$91,828	$142,763	$4,751

	Second Quarter		First Six Months
	2010	2009	2010	2009
Comprehensive income attributable to Berkshire:
Net earnings	$1,968	$3,295	$5,601	$1,761
Other comprehensive income:
Net change in unrealized appreciation of investments	(9,032)	11,596	(5,902)	1,133
Applicable income taxes	3,179	(4,063)	2,069	(403)
Reclassification of investment appreciation in earnings	(376)	(2)	(711)	3,427
Applicable income taxes	132	1	249	(1,199)
Foreign currency translation	(466)	982	(901)	577
Applicable income taxes	24	5	24	60
Prior service cost and actuarial gains/losses of defined benefit plans	12	(180)	63	(165)
Applicable income taxes	(1)	25	(14)	21
Other	71	71	179	(9)
Other comprehensive income, net	(6,457)	8,435	(4,944)	3,442
Comprehensive income attributable to Berkshire	$(4,489)	$11,730	$657	$5,203
Comprehensive income of noncontrolling interests	$45	$205	$244	$199

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

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

Note 2.    New accounting pronouncements

In 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-16 which eliminated the concept of a qualifying special-purpose entity (“QSPE”) and the exemption of QSPEs from previous consolidation guidance. ASU 2009-16 also modified the criteria for derecognizing financial assets by transferors. In 2009, the FASB also issued ASU 2009-17, which amended the standards related to consolidation of variable interest entities. ASU 2009-17 included new criteria for determining the primary beneficiary of variable interest entities and increased the frequency in which reassessments must be made to determine the primary beneficiary of variable interest entities. ASU 2009-16 and 2009-17 became effective for fiscal years beginning after November 15, 2009. See Note 14 for a description of the effect on our Consolidated Financial Statements from adopting this guidance.

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

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  ASU 2010-20 requires increased disclosures about the credit quality of financing receivables and allowances for credit losses, including disclosure about credit quality indicators, past due information and modifications of finance receivables.  The guidance is generally effective for reporting periods ending after December 15, 2010.  We do not anticipate the adoption of ASU 2010-20 will have a material impact on our Consolidated Financial Statements.

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
			$65,463

BNSF’s financial statements are included in our consolidated financial statements beginning as of February 12, 2010. The following table sets forth certain unaudited pro forma consolidated earnings data for the first six months of 2010 and 2009, as if the BNSF acquisition was consummated on the same terms at the beginning of 2010 and 2009. Amounts are in millions, except earnings per share.

	2010	2009
Total revenues	$65,556	$59,252
Net earnings attributable to Berkshire Hathaway shareholders	5,838	2,366
Earnings per equivalent Class A common share attributable to Berkshire Hathaway shareholders	3,545	1,438

Notes To Consolidated Financial Statements (Continued)

Note 4.    Investments in fixed maturity securities

Investments in securities with fixed maturities as of June 30, 2010 and December 31, 2009 are summarized below (in millions).

	Amortized Cost	Unrealized Gains	Unrealized Losses *	Fair Value
June 30, 2010
U.S. Treasury, U.S. government corporations and agencies	$2,247	$60	$—	$2,307
States, municipalities and political subdivisions	3,613	263	—	3,876
Foreign governments	10,229	308	(46)	10,491
Corporate bonds	12,714	2,214	(752)	14,176
Mortgage-backed securities	3,326	365	(16)	3,675
	$32,129	$3,210	$(814)	$34,525

Insurance and other	$31,030	$3,103	$(814)	$33,319
Finance and financial products	1,099	107	—	1,206
	$32,129	$3,210	$(814)	$34,525

December 31, 2009
U.S. Treasury, U.S. government corporations and agencies	$2,362	$46	$(1)	$2,407
States, municipalities and political subdivisions	3,689	275	(1)	3,963
Foreign governments	11,518	368	(42)	11,844
Corporate bonds	13,094	2,080	(502)	14,672
Mortgage-backed securities	3,961	310	(26)	4,245
	$34,624	$3,079	$(572)	$37,131

Insurance and other	$33,317	$2,984	$(572)	$35,729
Finance and financial products	1,307	95	—	1,402
	$34,624	$3,079	$(572)	$37,131
*	Includes $708 million at June 30, 2010 and $471 million at December 31, 2009, related to securities that have been in an unrealized loss position for 12 months or more.

The amortized cost and estimated fair value of securities with fixed maturities at June 30, 2010 are summarized below by contractual maturity dates. Actual maturities will differ from contractual maturities because issuers of certain of the securities retain early call or prepayment rights. Amounts are in millions.

	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Mortgage-backed securities	Total
Amortized cost	$6,080	$13,495	$6,158	$3,070	$3,326	$32,129
Fair value	6,187	14,911	6,114	3,638	3,675	34,525

Notes To Consolidated Financial Statements (Continued)

Note 5.    Investments in equity securities

Investments in equity securities as of June 30, 2010 and December 31, 2009 are summarized below (in millions).

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2010
American Express Company	$1,287	$4,732	$—	$6,019
The Coca-Cola Company	1,299	8,725	—	10,024
The Procter & Gamble Company	4,399	21	—	4,420
Wells Fargo & Company	7,394	2,538	(1,376)	8,556
Other	23,418	4,979	(2,763)	25,634
	$37,797	$20,995	$(4,139)	$54,653

Insurance and other	$37,128	$19,528	$(4,130)	$52,526
Railroad, utilities and energy *	232	1,453	—	1,685
Finance and financial products *	437	14	(9)	442
	$37,797	$20,995	$(4,139)	$54,653

December 31, 2009
American Express Company	$1,287	$4,856	$—	$6,143
The Coca-Cola Company	1,299	10,101	—	11,400
The Procter & Gamble Company	4,962	78	—	5,040
Wells Fargo & Company	7,394	2,721	(1,094)	9,021
Other	22,265	7,118	(1,953)	27,430
	$37,207	$24,874	$(3,047)	$59,034

Insurance and other	$36,538	$23,070	$(3,046)	$56,562
Railroad, utilities and energy *	232	1,754	—	1,986
Finance and financial products *	437	50	(1)	486
	$37,207	$24,874	$(3,047)	$59,034
*	Included in Other assets.

Unrealized losses of other equity investments at June 30, 2010 included $1,889 million related to securities that have been in an unrealized loss position for 12 months or more. Approximately 95% of these losses at June 30, 2010 were concentrated in four issuers. In addition, although our investment in Wells Fargo & Company is in a net unrealized gain position of $1,162 million, certain of the shares with aggregate unrealized losses of $875 million have been in an unrealized loss position for greater than 12 months. We use no bright-line test in determining whether impairments are temporary or other than temporary. We consider several factors in determining other-than-temporary impairment losses including the current and expected long-term business prospects of the issuer, the length of time and relative magnitude of the price decline and our ability and intent to hold the investment until the price recovers. In our judgment, the future earnings potential and underlying business economics of these companies are favorable and we possess the ability and intent to hold these securities until their prices recover. Changing market conditions and other facts and circumstances may change the business prospects of these issuers as well as our ability and intent to hold these securities until the prices recover.

Notes To Consolidated Financial Statements (Continued)

Note 6.    Other Investments

A summary of other investments follows (in millions).

	Cost	Unrealized Gains	Fair Value	Carrying Value
June 30, 2010
Fixed maturity securities	$5,400	$1,151	$6,551	$5,400
Equity securities	15,689	3,404	19,093	19,093
	$21,089	$4,555	$25,644	$24,493

Insurance and other	$18,347	$4,283	$22,630	$21,492
Finance and financial products	2,742	272	3,014	3,001
	$21,089	$4,555	$25,644	$24,493

December 31, 2009
Fixed maturity and equity securities	$21,089	$5,879	$26,968	$26,014
Equity method	5,851	1,721	7,572	6,586
	$26,940	$7,600	$34,540	$32,600

Insurance and other	$24,198	$7,172	$31,370	$29,440
Finance and financial products	2,742	428	3,170	3,160
	$26,940	$7,600	$34,540	$32,600

Fixed maturity and equity investments in the preceding table include our investments in The Goldman Sachs Group, Inc. (“GS”) and The General Electric Company (“GE”) that we made in 2008 and investments in Swiss Reinsurance Company Ltd. (“Swiss Re”) and The Dow Chemical Company (“Dow”) that we made in 2009. In addition, fixed maturity and equity investments include investments in Wm. Wrigley Jr. Company (“Wrigley”) that we made in both 2008 and 2009. Additional information regarding these investments follows.

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

Note 7.    Investment gains/losses

Investment gains/losses are summarized below (in millions).

	Second Quarter		First Six Months
	2010	2009	2010	2009
Fixed maturity securities —
Gross gains from sales and other disposals	$270	$22	$568	$172
Gross losses from sales and other disposals	—	—	(3)	(9)
Equity securities —
Gross gains from sales and other disposals	123	61	335	95
Gross losses from sales	(17)	(51)	(189)	(559)
Other *	7	(29)	990	(66)
	$383	$3	$1,701	$(367)

*	In 2010 includes a one-time holding gain of $979 million related to the BNSF acquisition. See Note 3.

Net investment gains/losses are reflected in the Consolidated Statements of Earnings as follows.

Insurance and other	$381	$33	$1,696	$(337)
Finance and financial products	2	(30)	5	(30)
	$383	$3	$1,701	$(367)

Note 8.    Receivables

Receivables of insurance and other businesses are comprised of the following (in millions).

	June 30,	December 31,
	2010	2009
Insurance premiums receivable	$6,750	$5,295
Reinsurance recoverables	3,616	2,922
Trade and other receivables	7,431	6,977
Allowances for uncollectible accounts	(390)	(402)
	$17,407	$14,792

Loans and finance receivables of finance and financial products businesses are comprised of the following (in millions).

	June 30,	December 31,
	2010	2009
Consumer installment loans and finance receivables	$14,166	$12,779
Commercial loans and finance receivables	1,874	1,558
Allowances for uncollectible loans	(371)	(348)
	$15,669	$13,989

Notes To Consolidated Financial Statements (Continued)

Note 9.    Inventories

Inventories are comprised of the following (in millions).

	June 30,	December 31,
	2010	2009
Raw materials	$956	$924
Work in process and other	520	438
Finished manufactured goods	1,992	1,959
Purchased goods	3,095	2,826
	$6,563	$6,147

Note 10.    Goodwill

A reconciliation of the change in the carrying value of goodwill is as follows (in millions).

	June 30,	December 31,
	2010	2009
Balance at beginning of year	$33,972	$33,781
Acquisition of BNSF	14,803	—
Other	338	191
Ending balance	$49,113	$33,972

Note 11.    Property, plant and equipment

Property, plant and equipment of insurance and other businesses is comprised of the following (in millions).

	Ranges of estimated useful life	June 30, 2010	December 31, 2009
Land	—	$735	$740
Buildings and improvements	3 – 40 years	4,628	4,606
Machinery and equipment	3 – 25 years	10,868	10,845
Furniture, fixtures and other	3 – 20 years	1,625	1,595
Assets held for lease	12 – 30 years	5,748	5,706
		23,604	23,492
Accumulated depreciation		(8,196)	(7,772)
		$15,408	$15,720

Depreciation expense of insurance and other businesses for the first six months of 2010 and 2009 was $762 million and $816 million, respectively.

Property, plant and equipment of railroad, utilities and energy businesses is comprised of the following (in millions).

	Ranges of estimated useful life	June 30, 2010	December 31, 2009
Railroad:
Land	—	$5,903	$—
Track structure and other roadway	5 – 100 years	34,762	—
Locomotives, freight cars and other equipment	1 – 37 years	3,945	—
Construction in progress	—	574	—

Utilities and Energy:
Utility generation, distribution and transmission system	5 – 85 years	35,866	35,616
Interstate pipeline assets	3 – 67 years	5,801	5,809
Independent power plants and other assets	3 – 30 years	1,155	1,157
Construction in progress	—	2,001	2,152
		90,007	44,734
Accumulated depreciation		(14,268)	(13,798)
		$75,739	$30,936

Notes To Consolidated Financial Statements (Continued)

Note 11.    Property, plant and equipment (Continued)

Railroad property, plant and equipment includes the land, other roadway, track structure and rolling stock (primarily locomotives and freight cars) of BNSF, which we acquired on February 12, 2010. See Note 3. The cost of these assets represents the estimated fair value as of the acquisition date. Through BNSF Railway Company, BNSF operates one of the largest railroad systems in North America with approximately 32,000 route miles of track in 28 states and two Canadian provinces.

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

The utility generation, distribution and transmission system and interstate pipeline assets are the regulated assets of public utility and natural gas pipeline subsidiaries. At June 30, 2010 and December 31, 2009, accumulated depreciation and amortization related to regulated assets was approximately $13.3 billion. Substantially all of the construction in progress at June 30, 2010 and December 31, 2009 related to the construction of regulated assets.

Depreciation expense of the railroad, utilities and energy businesses for the first six months of 2010 and 2009 was $1,144 million and $610 million, respectively.

Note 12.    Derivative contracts

Derivative contracts are used primarily by our finance and financial products businesses and our railroad, utilities and energy businesses. As of June 30, 2010, substantially all of the derivative contracts in-force of our finance and financial products businesses are not designated as hedges for financial reporting purposes. These contracts were initially entered into with the expectation that the premiums received would exceed the amounts ultimately paid to counterparties. Changes in the fair values of such contracts are reported in earnings as derivative gains/losses. A summary of derivative contracts of our finance and financial products businesses follows (in millions).

	June 30, 2010				December 31, 2009
	Assets(3)	Liabilities	Notional Value		Assets(3)	Liabilities	Notional Value
Equity index put options	$—	$8,928	$35,934	(1)	$—	$7,309	$37,990	(1)
Credit default obligations:
High yield indexes	—	615	5,008	(2)	—	781	5,533	(2)
States/municipalities	—	1,020	16,042	(2)	—	853	16,042	(2)
Individual corporate	47	—	3,565	(2)	81	—	3,565	(2)
Other	292	259			378	360
Counterparty netting and funds held as collateral	(83)	(31)			(193)	(34)
	$256	$10,791			$266	$9,269

(1)	Represents the aggregate undiscounted amount payable at the contract expiration dates assuming that the value of each index is zero at the contract expiration date.

(2)
Represents the maximum undiscounted future value of losses payable under the contracts, assuming a sufficient number of credit defaults occur. The number of losses required to exhaust contract limits under substantially all of the contracts is dependent on the loss recovery rate related to the specific obligor at the time of the default.

(3)	Included in Other assets of finance and financial products businesses.

Notes To Consolidated Financial Statements (Continued)

Note 12.    Derivative contracts (Continued)

A summary of derivative gains/losses included in the Consolidated Statements of Earnings are as follows (in millions).

	Second Quarter		First Six Months
	2010	2009	2010	2009
Equity index put options	$(1,797)	$1,956	$(1,619)	$1,790
Credit default obligations	(320)	391	(112)	(960)
Other	(59)	10	(34)	10
	$(2,176)	$2,357	$(1,765)	$840

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

At June 30, 2010, the aggregate intrinsic value (the undiscounted liability assuming the contracts are settled on their future expiration dates based on the June 30, 2010 index values) was approximately $6.4 billion. However, these contracts may not be terminated or fully settled before the expiration dates and therefore the ultimate amount of cash basis gains or losses on these contracts will not be determined for many years. The remaining weighted average life of all contracts was approximately 11 years at June 30, 2010.

Our credit default contracts pertain to various indexes of non-investment grade (or “high yield”) corporate issuers, state/municipal debt issuers and individual corporate issuers. These contracts cover the loss in value of specified debt obligations of the issuers arising from default events, which are usually for non-payment or bankruptcy. Loss amounts are subject to contract limits.

The high yield index contracts are comprised of specified North American corporate issuers (usually 100 in number at inception) whose obligations are rated below investment grade. High yield contracts remaining in-force at June 30, 2010 expire from 2010 through 2013. State and municipality contracts are comprised of over 500 state and municipality issuers and had a weighted average contract life at June 30, 2010 of approximately 11 years. Potential obligations related to approximately 50% of the notional amount of the state and municipality contracts cannot be settled before the maturity dates of the underlying obligations, which range from 2019 to 2054.

Premiums on the high yield index and state/municipality contracts are received in full at the inception dates of the contracts and, as a result, we have no counterparty credit risk. Our payment obligations under certain of these contracts are on a first loss basis. Losses under other contracts are subject to aggregate deductibles that must be satisfied before we have any payment obligations.

Individual corporate credit default contracts primarily relate to issuers of investment grade obligations. In most instances, premiums are due from counterparties on a quarterly basis over the terms of the contracts. As of June 30, 2010, all of the remaining in-force individual corporate issuer contracts expire in 2013.

With limited exceptions, our equity index put option and credit default contracts contain no collateral posting requirements with respect to changes in either the fair value or intrinsic value of the contracts and/or a downgrade of Berkshire’s credit ratings. As of June 30, 2010, our collateral posting requirement under contracts with collateral provisions was $173 million compared to about $35 million at December 31, 2009. As of June 30, 2010, had Berkshire’s credit ratings (currently AA+ from Standard & Poor’s and Aa2 from Moody’s) been downgraded below either A- by Standard & Poor’s or A3 by Moody’s an additional $1.1 billion would have been required to be posted as collateral.

Our railroad and regulated utility subsidiaries are exposed to variations in the market prices in the purchases and sales of natural gas and electricity and in commodity fuel costs. Derivative instruments, including forward purchases and sales, futures, swaps and options are used to manage these price risks. Unrealized gains and losses under these contracts are either probable of recovery through rates and therefore are recorded as a regulatory net asset or liability or are accounted for as cash flow hedges and therefore are recorded as accumulated other comprehensive income or loss. Derivative contract assets included in other assets of railroad, utilities and energy businesses were $239 million and $188 million as of June 30, 2010 and December 31, 2009, respectively. Derivative contract liabilities included in accounts payable, accruals and other liabilities of railroad, utilities and energy businesses were $690 million as of June 30, 2010 and $581 million as of December 31, 2009.

Notes To Consolidated Financial Statements (Continued)

Note 13.    Supplemental cash flow information

A summary of supplemental cash flow information for the first six months of 2010 and 2009 is presented in the following table (in millions).

	First Six Months
	2010	2009
Cash paid during the period for:
Income taxes	$2,319	$1,333
Interest of finance and financial products businesses	361	296
Interest of railroad, utilities and energy businesses	790	556
Interest of insurance and other businesses	80	77

Non-cash investing and financing activities:
Liabilities assumed in connection with acquisition of BNSF	30,968	—
Common stock issued in connection with acquisition of BNSF	10,577	—

Note 14.    Notes payable and other borrowings

Notes payable and other borrowings are summarized below (in millions). The average interest rates shown in the following tables are the weighted average interest rates on outstanding debt as of June 30, 2010.

	Average Interest Rate	June 30, 2010	December 31, 2009
Insurance and other:
Issued by Berkshire parent company due 2010-2047	1.5%	$8,380	$340
Short-term subsidiary borrowings	0.3%	1,335	1,607
Other subsidiary borrowings due 2010-2036	5.2%	2,429	2,614
		$12,144	$4,561

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

	Average Interest Rate	June 30, 2010	December 31, 2009
Railroad, utilities and energy:
Issued by MidAmerican Energy Holdings Company (“MidAmerican”) and its subsidiaries:
MidAmerican senior unsecured debt due 2012-2037	6.1%	$5,371	$5,371
Subsidiary and other debt due 2010-2039	5.9%	14,073	14,208
Issued by BNSF due 2010-2097	5.9%	11,740	—
		$31,184	$19,579

Berkshire does not guaranty any debt or other borrowings of BNSF, MidAmerican or their subsidiaries. Subsidiary debt of utilities and energy businesses represents amounts issued by subsidiaries of MidAmerican pursuant to separate financing agreements. All or substantially all of the assets of certain MidAmerican subsidiaries are or may be pledged or encumbered to support or otherwise secure the debt. These borrowing arrangements generally contain various covenants including, but not limited to, leverage ratios, interest coverage ratios and debt service coverage ratios. As of June 30, 2010, MidAmerican and its subsidiaries were in compliance with all applicable covenants.

In May 2010, BNSF issued $750 million of 5.75% unsecured debentures due in 2040.  Otherwise, substantially all notes payable and other borrowings of BNSF were issued prior to our acquisition on February 12, 2010. Principal payments expected during the next five years with respect to BNSF’s borrowings as of June 30, 2010 are as follows (in millions):  2010 - $497; 2011 - $679; 2012 - $505; 2013 - $450; and 2014 - $643.

	Average Interest Rate	June 30, 2010	December 31, 2009
Finance and financial products:
Issued by Berkshire Hathaway Finance Corporation (“BHFC”)	4.2%	$11,537	$12,051
Issued by other subsidiaries due 2010-2036	5.3%	3,105	1,718
		$14,642	$13,769

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

Our subsidiaries have approximately $6.2 billion of available unused lines of credit and commercial paper capacity in the aggregate at June 30, 2010, to support our short-term borrowing programs and provide additional liquidity. Generally, Berkshire’s guarantee of a subsidiary’s debt obligation is an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all present and future payment obligations.

Note 15.    Fair value measurements

The estimated fair values of our financial instruments are shown in the following table (in millions). The carrying values of cash and cash equivalents, accounts receivable and accounts payable, accruals and other liabilities are deemed to be reasonable estimates of their fair values.

	Carrying Value		Fair Value
	June 30, 2010	Dec. 31, 2009	June 30, 2010	Dec. 31, 2009
Investments in fixed maturity securities	$34,525	$37,131	$34,525	$37,131
Investments in equity securities	54,653	59,034	54,653	59,034
Other investments	24,493	32,600	25,644	34,540
Loans and finance receivables	15,669	13,989	14,443	12,415
Derivative contract assets (1)	495	454	495	454

Notes payable and other borrowings:
Insurance and other	12,144	4,561	12,441	4,669
Railroad, utilities and energy	31,184	19,579	34,066	20,868
Finance and financial products	14,642	13,769	15,455	14,355

Derivative contract liabilities:
Railroad, utilities and energy (2)	690	581	690	581
Finance and financial products	10,791	9,269	10,791	9,269

(1)	Included in Other assets

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

	Total Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2010
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$2,307	$531	$1,772	$4
States, municipalities and political subdivisions	3,876	—	3,875	1
Foreign governments	10,491	4,107	6,282	102
Corporate bonds	14,176	—	13,474	702
Mortgage-backed securities	3,675	—	3,674	1
	$34,525	$4,638	$29,077	$810
Investments in equity securities	$54,653	$54,521	$91	$41
Other investments	17,041	—	—	17,041

Net derivative contract (assets)/liabilities:
Railroad, utilities and energy	451	2	59	390
Finance and financial products:
Equity index put options	8,928	—	—	8,928
Credit default obligations	1,588	—	—	1,588
Other	19	—	(8)	27

December 31, 2009
Investments in fixed maturity securities	$37,131	$5,407	$30,806	$918
Investments in equity securities	59,034	58,640	90	304
Other investments	18,562	—	—	18,562

Net derivative contract (assets)/liabilities:
Railroad, utilities and energy	393	(1)	35	359
Finance and financial products	9,003	—	166	8,837

Notes To Consolidated Financial Statements (Continued)

Note 15.    Fair value measurements (Continued)

Reconciliations of assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the first six months ended June 30, 2010 and 2009 follow (in millions).

	Investments in fixed maturity securities	Investments in equity securities	Other investments	Net derivative contract liabilities
Balance at December 31, 2009	$918	$304	$18,562	$(9,196)
Gains (losses) included in:
Earnings *	—	—	—	(1,777)
Other comprehensive income	20	(2)	(1,521)	—
Regulatory assets and liabilities	—	—	—	(49)
Purchases, sales, issuances and settlements	9	(1)	—	89
Transfers into (out of) Level 3	(137)	(260)	—	—
Balance at June 30, 2010	$810	$41	$17,041	$(10,933)

Balance at December 31, 2008	$639	$328	$8,223	$(14,519)
Gains (losses) included in:
Earnings *	—	—	—	857
Other comprehensive income	43	3	2,595	—
Regulatory assets and liabilities	—	—	—	69
Purchases, sales, issuances and settlements	258	(1)	5,637	1,384
Transfers into (out of) Level 3	12	(1)	—	(23)
Balance at June 30, 2009	$952	$329	$16,455	$(12,232)

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

Changes in issued and outstanding Berkshire common stock during the first six months of 2010 are shown in the table below.

	Class A, $5 Par Value	Class B, $0.0033 Par Value
	(1,650,000 shares authorized) Shares Issued and Outstanding	(3,225,000,000 shares authorized) Shares Issued and Outstanding
Balance December 31, 2009	1,055,281	744,701,300
Shares issued in the acquisition of BNSF (See Note 3)	80,931	20,976,621
Conversions of Class A common stock to Class B common stock and other issuance of Class B common stock	(146,687)	221,094,699
Balance June 30, 2010	989,525	986,772,620

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

On an equivalent Class A common stock basis, there were 1,647,373 shares outstanding as of June 30, 2010 and 1,551,749 shares outstanding as of December 31, 2009. The Class B stock split had no effect on the number of equivalent Class A common shares outstanding. In addition to our common stock, 1,000,000 shares of preferred stock are authorized, but none are issued and outstanding.

Notes To Consolidated Financial Statements (Continued)

Note 17.    Business segment data

Revenues by segment for the second quarter and first six months of 2010 and 2009 were as follows (in millions).

	Second Quarter		First Six Months
	2010	2009	2010	2009
Operating Businesses:
Insurance group:
Premiums earned:
GEICO	$3,554	$3,394	$7,008	$6,655
General Re	1,373	1,426	2,813	2,805
Berkshire Hathaway Reinsurance Group	1,546	1,210	3,653	4,297
Berkshire Hathaway Primary Group	391	455	816	911
Investment income	1,500	1,497	2,802	2,863
Total insurance group	8,364	7,982	17,092	17,531
Burlington Northern Santa Fe *	4,094	—	6,167	—
Finance and financial products	1,149	1,039	2,126	1,992
Marmon	1,562	1,286	2,959	2,540
McLane Company	8,293	7,864	15,723	14,857
MidAmerican	2,672	2,655	5,649	5,604
Other businesses	7,185	6,233	13,711	12,031
	33,319	27,059	63,427	54,555
Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	(1,793)	2,330	(64)	(2,653)
Eliminations and other	183	218	383	489
	$31,709	$29,607	$63,746	$52,391

Earnings before income taxes and equity method earnings for the second quarter and first six months of 2010 and 2009 by segment follows (in millions).

	Second Quarter		First Six Months
	2010	2009	2010	2009
Operating Businesses:
Insurance group:
Underwriting:
GEICO	$329	$111	$628	$259
General Re	222	276	183	260
Berkshire Hathaway Reinsurance Group	117	(318)	169	(141)
Berkshire Hathaway Primary Group	48	29	81	33
Net investment income	1,494	1,482	2,777	2,836
Total insurance group	2,210	1,580	3,838	3,247
Burlington Northern Santa Fe *	974	—	1,450	—
Finance and financial products	155	115	266	227
Marmon	219	170	409	332
McLane Company	109	66	189	209
MidAmerican	338	402	733	705
Other businesses	860	201	1,443	407
	4,865	2,534	8,328	5,127
Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	(1,793)	2,330	(64)	(2,653)
Interest expense, excluding interest allocated to operating businesses	(53)	(28)	(102)	(51)
Eliminations and other	(81)	(45)	(126)	(175)
	$2,938	$4,791	$8,036	$2,248

*	Includes revenues and earnings from acquisition date of February 12, 2010.

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

In connection with the SEC settlement, which concerns the AIG Transaction, as well as a separate series of interrelated transactions with Prudential Financial, Inc. during the period 1997 through 2002, General Re is permanently enjoined from aiding and abetting any violations of the books and records and internal controls provisions of Sections 13(b)(2)(A) and 13(b)(2)(B) of the Securities Act of 1934, as amended, and paid $12.2 million in disgorgement and prejudgment interest (the “SEC Amount”) to the SEC. General Re also agreed not to take any action or make or permit any public statement denying any allegations in the SEC’s complaint or creating the impression that the complaint is without factual basis, although this obligation does not affect General Re’s testimonial obligations or right to take legal or factual positions in litigation or other legal proceedings in which the SEC is not a party. If General Re breaches this agreement, the SEC may petition to vacate the General Re judgment and restore its action against General Re. On February 12, 2010, Liberty Mutual Insurance Company (“Liberty Mutual”), which previously acquired Prudential Financial’s property and casualty business and claims to be entitled to the SEC Amount as a result of its own alleged damages, filed a motion seeking to intervene in this matter and requiring the SEC to hold the SEC Amount separate pending a resolution. The court has not yet ruled on that motion.  On April 2, 2010, Liberty Mutual informed the court that, as a result of successful mediation, Liberty Mutual’s pending motion to intervene was moot, and that after a written settlement agreement was executed, the parties would submit to the court an appropriate stipulation to withdraw with prejudice Liberty Mutual's motion to intervene, and to request the court release the SEC from any further obligation to segregate the amount paid by General Re. On May 26, 2010, the court entered an Order indicating that its Final Judgment dated January 26, 2010 shall remain unchanged and that Liberty Mutual’s motion to intervene is withdrawn with prejudice.

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

Notes To Consolidated Financial Statements (Continued)

Note 19.    Subsequent event

On July 21, 2010, President Obama signed into law financial regulatory reform legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”). The Reform Act reshapes financial regulations in the United States by creating new regulators, regulating new markets and firms, and providing new enforcement powers to regulators. Virtually all major areas of the Reform Act will be subject to regulatory interpretation and implementation rules requiring rulemaking that may take several years to complete.

We are party to derivatives contracts as further described in Note 12 to the Consolidated Financial Statements. With limited exception, our equity index put option and credit default contracts contain no collateral posting requirements under any circumstances, including changes in either the fair value or intrinsic value of the contracts’ liabilities or a downgrade in Berkshire’s credit ratings. Substantially all of these contracts were entered into prior to December 31, 2008. At June 30, 2010, the liabilities recorded for such contracts were approximately $10.5 billion and our collateral posting requirements were $173 million.  With respect to such collateral requirements, we receive the income attributable to such collateral or, in certain instances, interest credit from the counterparty. Although the ultimate outcome of the regulatory rulemaking proceedings cannot be predicted with certainty, we do not believe that the provisions of the Reform Act that concern collateral requirements apply to derivatives contracts that were entered into prior to the enactment of the Reform Act, as ours were.  As such, although the Reform Act may affect some of our business activities, it is not expected to have a material impact on our consolidated financial results or financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings attributable to Berkshire are disaggregated in the table that follows. Amounts are after deducting income taxes and exclude earnings attributable to noncontrolling interests. Amounts are in millions.

	Second Quarter		First Six Months
	2010	2009	2010	2009
Insurance – underwriting	$462	$66	$688	$268
Insurance – investment income	1,088	1,198	2,076	2,267
Railroad *	603	—	885	—
Utilities and energy	233	253	456	456
Manufacturing, service and retailing	671	239	1,148	497
Finance and financial products	97	69	166	137
Other	(80)	(45)	(123)	(140)
Investment and derivative gains/losses	(1,106)	1,515	305	(1,724)
Net earnings attributable to Berkshire	$1,968	$3,295	$5,601	$1,761

*	BNSF’s earnings are for the period between February 12 and June 30, 2010.

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

Over the last half of 2008 and throughout 2009, operating results of many of our businesses were adversely impacted by the world-wide economic recession. While our two largest business segments, which in 2009 were insurance and utilities, remained strong and operating results were not negatively impacted in any significant way by the recession, earnings throughout 2009 for most of our diverse group of manufacturing, service and retailing businesses declined. The effects from the economic recession resulted in lower sales volume, revenues and profit margins as consumers significantly curtailed spending, particularly for discretionary items. In 2010, operating results for many of our manufacturing, service and retailing businesses improved versus 2009 reflecting some stabilization of economic conditions.

In the second quarter of 2010, our after-tax net investment and derivative losses were $1,106 million, which were primarily due to the changes in estimated fair value of our equity index put option contracts. In the first quarter of 2010, we recognized a one-time holding gain of $979 million related to our acquisition of BNSF. In 2009, we realized after-tax net investment and derivative gains of $1,515 million in the second quarter and losses of $1,724 million in the first half. The gains and losses primarily derived from credit default contracts, dispositions of certain equity securities, non-cash other-than-temporary impairment charges with respect to certain equity securities and changes in estimated fair values of long duration equity index put option contracts. Changes in the equity and credit markets from period to period can and have caused significant volatility in periodic earnings.

In response to the crises in the financial markets and the global recession, the U.S. government and governments around the world are taking measures to regulate financial institutions, stabilize financial markets (including over-the-counter derivatives markets) and stimulate economic activity. In the United States, on July 21, 2010, regulatory reform legislation known as the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law. See Note 19 to the Consolidated Financial Statements. While we believe that general economic conditions will improve over time, the ultimate impact these governmental actions will have on us is not clear at this time. Our operating companies have taken and will continue to take actions as necessary to manage through the current economic situation and to improve our operations for the long-term. We continue to believe that the economic franchises of our operating businesses remain intact. We are hopeful that recent economic improvements will continue over the remainder of 2010 and beyond.

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

A summary follows of underwriting results from our insurance businesses. Amounts are in millions.

	Second Quarter		First Six Months
	2010	2009	2010	2009
Underwriting gain (loss) attributable to:
GEICO	$329	$111	$628	$259
General Re	222	276	183	260
Berkshire Hathaway Reinsurance Group	117	(318)	169	(141)
Berkshire Hathaway Primary Group	48	29	81	33
Pre-tax underwriting gain	716	98	1,061	411
Income taxes and noncontrolling interests	254	32	373	143
Net underwriting gain	$462	$66	$688	$268

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

	Second Quarter				First Six Months
	2010		2009		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums earned	$3,554	100.0	$3,394	100.0	$7,008	100.0	$6,655	100.0
Losses and loss adjustment expenses	2,604	73.3	2,648	78.0	5,136	73.3	5,162	77.6
Underwriting expenses	621	17.4	635	18.7	1,244	17.7	1,234	18.5
Total losses and expenses	3,225	90.7	3,283	96.7	6,380	91.0	6,396	96.1
Pre-tax underwriting gain	$329		$111		$628		$259

Premiums earned in the second quarter and first six months of 2010 increased $160 million (4.7%) and $353 million (5.3%), respectively, over the premiums earned in the corresponding 2009 periods. The growth in premiums earned for voluntary auto was 5.4% for the first six months of 2010, reflecting a 3.8% increase in policies-in-force and a slight increase in average premiums per policy compared to 2009.  Policies-in-force over the last twelve months increased 5.4% in the preferred risk auto markets and declined about 1.0% in the standard and nonstandard auto markets. Voluntary auto new business sales in the first six months of 2010 decreased 15.4% versus 2009, which increased 25.6% compared with the first half of 2008. Growth in 2009 was particularly strong during the first quarter and slowed to a more normal rate in the second quarter. Voluntary auto policies-in-force at June 30, 2010 were 266,000 greater than at December 31, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance —Underwriting (Continued)

GEICO (Continued)

Losses and loss adjustment expenses incurred in the second quarter and first six months of 2010 decreased $44 million (1.7%) and $26 million (0.5%), respectively, from amounts incurred in 2009 periods. The loss ratio was 73.3% in the first six months of 2010 compared to 77.6% in 2009. The lower loss ratio in 2010 reflected the impact of increased premium volume and changes in claim frequencies and severities. Claims frequencies in 2010 for property damage and collision coverages decreased in the one to two percent range while injury frequencies increased in the one to three percent range versus 2009.  Claim severities in 2010 for physical damage coverages were relatively unchanged from 2009, while injury severities increased in the zero to four percent range.  Incurred losses from catastrophe events in the first six months of 2010 were $63 million compared to $52 million in the first six months of 2009.  Underwriting expenses incurred in the first six months of 2010 were relatively unchanged versus 2009.

General Re

Through General Re, we conduct a reinsurance business offering property and casualty and life and health coverages to clients worldwide. We write property and casualty reinsurance in North America on a direct basis through General Reinsurance Corporation and internationally through General Reinsurance AG (based in Germany) and other wholly-owned affiliates. Property and casualty reinsurance is also written through brokers with respect to Faraday in London. Life and health reinsurance is written in North America through General Re Life Corporation and internationally through General Reinsurance AG. General Re strives to generate underwriting profits in essentially all of its product lines, without consideration of investment income. Our management does not evaluate underwriting performance based upon market share and our underwriters are instructed to reject inadequately priced risks. General Re’s underwriting results are summarized in the following table. Amounts are in millions.

	Premiums earned				Pre-tax underwriting gain
	Second Quarter		First Six Months		Second Quarter		First Six Months
	2010	2009	2010	2009	2010	2009	2010	2009
Property/casualty	$697	$814	$1,446	$1,577	$164	$214	$103	$191
Life/health	676	612	1,367	1,228	58	62	80	69
	$1,373	$1,426	$2,813	$2,805	$222	$276	$183	$260

Property/casualty

Property/casualty premiums earned in the second quarter and first six months of 2010 declined $117 million (14.4%) and $131 million (8.3%), respectively, versus the corresponding 2009 periods. Excluding the effects of foreign currency exchange rate changes, premiums earned in the first six months of 2010 declined $130 million (8.3%), which was due to decreased volume in all regions but primarily in broker market property business and European treaty business. Price competition in most property and casualty lines has led to decreases in premium volume, as underwriters maintain underwriting discipline by rejecting inadequately priced offerings. Increased price competition and capacity within the industry could lead to a further decline in premium volume in 2010.

Underwriting gains were $164 million in the second quarter and $103 million for the first six months of 2010. Underwriting gains for the first six months of 2010 were attributable to our casualty business, as our property business produced a break-even result. The underwriting gains from the casualty business reflected overall reductions in estimated prior years’ casualty loss reserves. The break-even property result included $238 million of catastrophe losses primarily from the Chilean earthquake and storm or weather related losses in Europe, Australia and New England.  The timing and magnitude of catastrophe and large individual losses produces significant volatility in periodic underwriting results.

Underwriting gains were $214 million in the second quarter and $191 million for the first six months of 2009.  Underwriting gains for the first six months of 2009 included gains of $111 million from our property business and $80 million from casualty/workers’ compensation business.  The property results in 2009 included $82 million of losses from catastrophes, including winter storm Klaus in Europe, the Victoria bushfires in Australia and an earthquake in Italy. The underwriting gains from casualty/workers’ compensation business reflected the overall reductions in estimated prior years’ loss reserves.

Life/health

Premiums earned in the second quarter and the first six months of 2010 were $676 million and $1,367 million, respectively, an increase of $64 million (10.5%) and $139 million (11.3%), respectively, from the 2009 comparable periods.  Adjusting for the effects of foreign currency exchange rate changes, premiums earned in the first six months of 2010 increased $127 million (10.3%), primarily due to increased life business outside of the United States. Underwriting results for the global life/health operations produced underwriting gains of $58 million in the second quarter and $80 million for the first six months of 2010.  The life/health operations produced underwriting gains of $62 million in the second quarter of 2009 and $69 million for the first six months of 2009 which was due primarily to lower losses in the U.S. long-term health business.  The increase in underwriting gains for the first six months of 2010 is principally due to favorable mortality in our international life business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance —Underwriting (Continued)

Berkshire Hathaway Reinsurance Group

Through the Berkshire Hathaway Reinsurance Group, we underwrite excess-of-loss reinsurance and quota-share coverages on property and casualty risks for insurers and reinsurers worldwide. BHRG’s business includes catastrophe excess-of-loss reinsurance and excess direct and facultative reinsurance for large or otherwise unusual discrete property risks referred to as individual risk. It also includes retroactive reinsurance, which provides indemnification of losses and loss adjustment expenses with respect to past loss events. Other multi-line business refers to other property and casualty business written on both a quota-share and excess basis, participations in and contracts with Lloyd’s syndicates, as well as property, aviation and workers’ compensation programs. Beginning in 2010, BHRG’s underwriting activities include life reinsurance as well as a life annuity business, which in previous years was included in the finance and financial products segment. Amounts for 2009 periods have been reclassified to conform to current year presentations. BHRG’s underwriting results are summarized in the table below. Amounts are in millions.

	Premiums earned				Pre-tax underwriting gain/loss
	Second Quarter		First Six Months		Second Quarter		First Six Months
	2010	2009	2010	2009	2010	2009	2010	2009
Catastrophe and individual risk	$164	$241	$326	$495	$109	$169	$227	$322
Retroactive reinsurance	205	77	352	1,886	(74)	(95)	(229)	(202)
Other multi-line	832	892	1,671	1,916	173	(365)	300	(208)
Life and annuity	345	—	1,304	—	(91)	(27)	(129)	(53)
	$1,546	$1,210	$3,653	$4,297	$117	$(318)	$169	$(141)

Premiums earned in the first six months of 2010 from catastrophe and individual risk contracts declined $169 million (34%) versus the first six months of 2009. The level of business that we write in a given period will vary significantly due to changes in market conditions and management’s assessment of the adequacy of premium rates. We have constrained the volume of business written during 2010 as premium rates have not been attractive enough to warrant increasing volume.  However, we have the capacity and willingness to write substantially more business when appropriate pricing can be obtained.  Catastrophe and individual risk underwriting results for the first six months of 2010 included estimated losses of $133 million from the Chilean earthquake in February 2010 and the Gulf of Mexico BP Deepwater Horizon oil rig explosion in April 2010, partially offset by reductions in estimated prior years’ loss reserves.

Retroactive policies generally provide very large, but limited, indemnification of unpaid losses and loss adjustment expenses with respect to past loss events that are generally expected to be paid over long periods of time. Premiums earned from retroactive reinsurance in the first quarter of 2009 included 2 billion Swiss Francs (“CHF”) (approximately $1.7 billion) from an adverse loss development contract with Swiss Reinsurance Company Ltd. and its affiliates (“Swiss Re”) covering substantially all of Swiss Re’s non-life insurance losses and allocated loss adjustment expenses for loss events occurring prior to January 1, 2009. The impact on underwriting results in 2009 from this contract was negligible as the premiums earned were offset by a corresponding amount of losses incurred. In July 2010, BHRG entered into a reinsurance agreement with Continental Casualty Company, a subsidiary of CNA Financial Corporation (“CNA”), and several of CNA’s other insurance subsidiaries (collectively the “CNA Companies”) under which BHRG will assume the asbestos and environmental pollution liabilities of the CNA Companies subject to a limit of indemnification of $4 billion. The premiums earned under the contract will be $2 billion. The transaction is subject to regulatory approvals and is expected to close in the third quarter of 2010. The underwriting losses from retroactive reinsurance primarily represent the periodic amortization of deferred charges established at the inception of the contracts. At June 30, 2010, unamortized deferred charges for all of BHRG’s retroactive contracts were approximately $3.5 billion and gross unpaid losses were approximately $17.5 billion.

Premiums earned in the first six months of 2010 from our other multi-line property and casualty business were $1,671 million, a decrease of $245 million (13%) from the first six months of 2009. Premiums earned during the first six months of 2010 and 2009 included $1,190 million and $1,317 million, respectively, from a five-year 20% quota-share contract with Swiss Re covering substantially all of Swiss Re’s property/casualty risks incepting from January 1, 2008. Excluding the Swiss Re quota-share contract, other multi-line business premiums earned during the first six months of 2010 declined $118 million (20%) versus 2009 primarily due to lower property volume. Other multi-line property and casualty business produced underwriting gains in the first six months of $300 million in 2010 and underwriting losses of $208 million in 2009. Underwriting results in 2010 included estimated catastrophe losses of approximately $216 million from the Chilean earthquake and the Gulf of Mexico BP Deepwater Horizon oil rig explosion. There were no significant catastrophe losses in the first half of 2009. Underwriting results from other multi-line business in 2010 included foreign currency transaction gains of $47 million in the second quarter and $177 million in the first six months.  In 2009, underwriting results included foreign currency transaction losses of $417 million in the second quarter and $365 million in the first six months.  These non-cash gains and losses arise from the conversion of certain reinsurance loss reserves and other liabilities denominated in foreign currencies (primarily the U.K. Pound Sterling and the Euro) into U.S. Dollars as of the balance sheet date.  The periodic gains and losses primarily reflect the relative strengthening (gains) and weakening (losses) of the U.S. Dollar versus the U.K. Pound Sterling and the Euro.

In January 2010, a new life reinsurance contract with Swiss Re Life & Health America Inc. (“SRLHA”) was completed. Under the agreement, BHRG assumed the liabilities and subsequent renewal premiums associated with a closed block of yearly renewable term reinsurance business reinsuring permanent and term products and universal life products written, assumed or subsequently acquired by SRLHA. BHRG assumes the mortality risk on the underlying lives with respect to the SRLHA business effective as of

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance —Underwriting (Continued)

Berkshire Hathaway Reinsurance Group (Continued)

October 1, 2009, until the underlying yearly renewable term reinsured policy non-renews or the insurer ceding the business to SRLHA recaptures the business.  Substantially all of the life and annuity premiums earned in the first six months of 2010 were from this contract. The agreement is expected to remain in-force for several decades and, over time, is expected to result in substantial premiums earned and life benefits incurred.  Underwriting losses in the first six months of 2010 from this contract were $74 million. The underwriting results in 2010 and 2009 of the life and annuity business also included periodic interest charges arising from accretion of discounted annuity reserves. At June 30, 2010, the net reserves for life and annuity benefits were approximately $2.3 billion.

Berkshire Hathaway Primary Group

Premiums earned in the first six months by our various primary insurers were $816 million in 2010 and $911 million in 2009. Premium volume of our primary insurers, in general, is constrained by soft market conditions and as a result, we are accepting less business. For the first six months, our primary insurers produced underwriting gains of $81 million in 2010 and $33 million in 2009. The improvement in 2010 underwriting results was primarily due to reductions in estimated prior years' loss reserves in the medical malpractice business and improved results of the Berkshire Hathaway Homestate Companies.

Insurance—Investment Income

A summary of net investment income of our insurance operations follows. Amounts are in millions.

	Second Quarter		First Six Months
	2010	2009	2010	2009
Investment income before taxes, noncontrolling interests and equity method earnings	$1,494	$1,482	$2,777	$2,836
Income taxes and noncontrolling interests	406	397	751	765
Net investment income before equity method earnings	1,088	1,085	2,026	2,071
Equity method earnings	—	113	50	196
Net investment income	$1,088	$1,198	$2,076	$2,267

Investment income consists of interest and dividends earned on cash equivalents and investments attributable to our insurance businesses. Pre-tax investment income in 2010 was relatively unchanged in the second quarter and in the first six months declined $59 million (2%) compared to the corresponding periods in 2009. In 2010, increases in investment income attributable to the investments in the 12% Swiss Re capital instrument acquired in March 2009 and the 8.5% Dow Preferred stock acquired in April 2009 were substantially offset by lower dividends earned from our investments in Wells Fargo common stock and the impact of a gain in 2009 of about $100 million from a short-term currency transaction made in anticipation of the Swiss Re capital instrument investment. Swiss Re has disclosed its intention to redeem the capital instrument in 2011.

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

A summary of cash and investments held in our insurance businesses follows. Amounts are in millions.

	June 30,	Dec. 31,
	2010	2009
Cash and cash equivalents	$18,235	$18,655
Equity securities	52,265	56,289
Fixed maturity securities	32,731	35,537
Other *	21,292	29,240
	$124,523	$139,721

*
Other investments include the investments in Wrigley, Goldman Sachs, General Electric, Swiss Re and Dow as applicable. At December 31, 2009, other investments also included our 22.5% interest in BNSF which was then accounted for under the equity method.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Investment Income (Continued)

Fixed maturity investments as of June 30, 2010 were as follows. Amounts are in millions.

	Amortized cost	Unrealized gains/losses	Fair value
U.S. Treasury, U.S. government corporations and agencies	$2,247	$60	$2,307
States, municipalities and political subdivisions	3,613	263	3,876
Foreign governments	9,739	266	10,005
Corporate bonds, investment grade	5,151	791	5,942
Corporate bonds, non-investment grade	6,840	608	7,448
Mortgage-backed securities	2,849	304	3,153
	$30,439	$2,292	$32,731

All U.S. government obligations are rated AAA by the major rating agencies and approximately 85% of all state, municipal and political subdivisions, foreign government obligations and mortgage-backed securities were rated AA or higher. Non-investment grade securities represent securities that are rated below BBB- or Baa3.

Invested assets derive from shareholder capital and reinvested earnings as well as net liabilities under insurance contracts or “float.” The major components of float are unpaid losses, life, annuity and health benefit liabilities, unearned premiums and other liabilities to policyholders less premiums and reinsurance receivables, deferred charges assumed under retroactive reinsurance contracts and deferred policy acquisition costs. Float approximated $63 billion at June 30, 2010 and December 31, 2009. The cost of float, as represented by the ratio of underwriting gain or loss to average float, was negative in 2010 and 2009, as our insurance businesses generated underwriting gains in each period.

Railroad (“Burlington Northern Santa Fe”)

We acquired control of Burlington Northern Santa Fe Corporation including its subsidiary BNSF Railway Company, (“BNSF”) on February 12, 2010. Its revenues and operating results are included in our consolidated results beginning as of that date. In 2009 and for the period between January 1, 2010 and February 12, 2010, we accounted for our interest in BNSF pursuant to the equity method. Our share of BNSF’s earnings for those periods is included in net investment income of our insurance group.  Earnings of BNSF for the period between February 12, 2010 and June 30, 2010 are summarized below (in millions).

	Second quarter 2010	Feb. 12, 2010 to June 30, 2010
Revenues	$4,094	$6,167
Operating expenses	3,010	4,544
Interest expense	110	173
	3,120	4,717
Pre-tax earnings	974	1,450
Income taxes	371	565
Net earnings	$603	$885

Through BNSF Railway Company, BNSF operates one of the largest railroad systems in North America with approximately 32,000 route miles of track in 28 states and two Canadian provinces. BNSF’s major business groups are classified by product shipped and include consumer products, coal, industrial products and agricultural products. The discussion that follows compares BNSF’s results for the three months and six months ending June 30, 2010 to the same periods in 2009.

Revenues during the second quarter and first six months of 2010 were $4,094 million and $7,958 million, respectively, representing increases of $778 million (23%) and $1,218 million (18%), respectively, over 2009. The increases in revenues in 2010 were primarily due to increased industrial products and agricultural products freight volume over the first six months and stronger consumer products volume in the second quarter.  The increases in freight revenues in 2010 also reflected increased yields (revenue per car/unit) as well as increases in fuel surcharges of $248 million in the second quarter and $352 million for the first six months. Coal freight revenues in the first six months of 2010 increased 17.7% primarily due to higher yields, partially offset by lower unit volumes.  Additionally, the increase in coal revenues included the effect of a $96 million revenue loss in the first quarter of 2009 related to an unfavorable coal rate case decision, which was partially offset by a $22 million revenue gain in the second quarter of 2009 related to a favorable coal rate case decision.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Railroad (“Burlington Northern Santa Fe”) (Continued)

Operating expenses in 2010 were $3,010 million for the second quarter and $5,886 million for the first six months, representing increases of $490 million (19.4%) and $608 million (11.5%), respectively, over the second quarter and first six months of 2009. Fuel costs in 2010 increased $253 million in the second quarter and $298 million in the first half primarily due to higher prices. Compensation and benefits expense in 2010 increased $149 million in the second quarter and $253 million in the first six months of 2010 compared to 2009. The increases were primarily due to increased accruals reflecting improved performance against targets related to incentive compensation and profit sharing, as well as revaluation adjustments related to certain equity awards outstanding as of the acquisition date, increased health and welfare expenses and wage increases.  Operating expenses in 2010 also reflected increased depreciation and amortization expense versus 2009.  Operating expenses in 2010 are net of a $74 million gain from the sale of a rail line segment in the first quarter.

Utilities and Energy (“MidAmerican”)

Revenues and earnings from MidAmerican are summarized below. Amounts are in millions.

	Second Quarter				First Six Months
	Revenues		Earnings		Revenues		Earnings
	2010	2009	2010	2009	2010	2009	2010	2009
PacifiCorp	$1,073	$1,041	$205	$160	$2,202	$2,172	$397	$344
MidAmerican Energy Company	828	768	45	40	1,969	1,906	128	148
Natural gas pipelines	188	220	42	78	487	560	193	270
U.K. utilities	206	199	86	62	398	392	141	130
Real estate brokerage	347	290	36	26	551	468	29	13
Other	30	137	4	115	42	106	4	(41)
	$2,672	$2,655			$5,649	$5,604

Earnings before corporate interest and income taxes			418	481			892	864
Interest, other than to Berkshire			(80)	(79)			(159)	(159)
Interest on Berkshire junior debt			(8)	(16)			(18)	(34)
Income taxes and noncontrolling interests			(77)	(115)			(220)	(183)
Net earnings			$253	$271			$495	$488
Earnings attributable to Berkshire *			$233	$253			$456	$456

Debt owed to others at June 30							$19,444	$19,708
Debt owed to Berkshire at June 30							$286	$520

*	Net of noncontrolling interests and includes interest earned by Berkshire (net of related income taxes).

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

PacifiCorp’s revenues in the second quarter and first six months of 2010 increased $32 million (3%) and $30 million (1%), respectively, from the same periods in 2009.  Revenue increases in 2010 reflected higher retail revenues and sales of renewable energy credits offset by lower wholesale revenues.  Earnings before corporate interest and taxes (“EBIT”) in 2010 increased $45 million (28%) in the second quarter and $53 million (15%) in the first six months compared to the corresponding periods in 2009.  The increases in EBIT reflected increased margins resulting from the revenue increases and lower energy costs (due to declines in the amount and cost of purchased electricity) and higher capitalized interest on equity and borrowed funds, partially offset by higher depreciation and operating expenses. Revenues of MidAmerican Energy Company (“MEC”) in the second quarter and first six months of 2010 increased $60 million (8%) and $63 million (3%), respectively, compared to 2009 and principally reflected higher retail electricity revenues (customer growth and favorable weather conditions).  EBIT of MEC in the second quarter of 2010 increased $5 million (13%) compared to 2009 and decreased $20 million (14%) in the first six months of 2010 from the same period in 2009. The increase in the second quarter was primarily due to higher revenues, while the decline in the first six months reflected higher energy costs and lower wholesale electricity prices, as well as maintenance costs incurred to repair storm damage and higher depreciation expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Utilities and Energy (“MidAmerican”) (Continued)

Natural gas pipelines revenues and EBIT in 2010 declined $32 million (15%) and $36 million (46%), respectively, in the second quarter and declined $73 million (13%) and $77 million (29%), respectively, in the first six months from the comparable 2009 periods. These declines were due to unfavorable market conditions which led to lower volumes and decreased transportation and storage revenues.  Revenues and EBIT of U.K. utilities increased in 2010 periods principally as a result of higher distribution revenues, which were due to higher rates approved by regulators as well as higher volumes.

Real estate brokerage revenues in the second quarter and first six months of 2010 increased $57 million (20%) and $83 million (18%), respectively, from 2009 periods as a result of increases in closed brokerage units due to the first-time home buyer tax credit as well as slightly higher average home sales prices.  The increases in earnings of the real estate brokerage business in 2010 compared to 2009 reflected the improvement in revenues and operating margins.

Other EBIT in the second quarter and first six months of 2009 included gains of $93 million and $37 million, respectively, associated with the Constellation Energy common stock investment.  Other EBIT also included $125 million in stock-based compensation expense recorded in the first quarter of 2009 as a result of the purchase of common stock issued by MidAmerican upon the exercise of the last remaining stock options that had been granted to certain members of management at the time of our acquisition of MidAmerican in 2000. Income taxes and noncontrolling interests in the first six months of 2010 included a charge of $59 million for an unfavorable verdict in connection with litigation associated with the noncontrolling ownership interest of a hydroelectric project in the Philippines.  The verdict is subject to motions for reconsideration and appeal.

Manufacturing, Service and Retailing

A summary of revenues and earnings of our manufacturing, service and retailing businesses follows. Amounts are in millions.

	Second Quarter				First Six Months
	Revenues		Earnings		Revenues		Earnings
	2010	2009	2010	2009	2010	2009	2010	2009
Marmon	$1,562	$1,286	$219	$170	$2,959	$2,540	$409	$332
McLane Company	8,293	7,864	109	66	15,723	14,857	189	209
Other manufacturing	4,632	4,004	545	256	8,709	7,639	877	432
Other service	1,871	1,572	287	(76)	3,645	3,078	506	(62)
Retailing	682	657	28	21	1,357	1,314	60	37
	$17,040	$15,383			$32,393	$29,428
Pre-tax earnings			$1,188	$437			$2,041	$948
Income taxes and noncontrolling interests			517	198			893	451
			$671	$239			$1,148	$497

Marmon

Through Marmon, we operate approximately 130 manufacturing and service businesses that operate independently within eleven diverse business sectors. Marmon’s revenues for the second quarter and first six months of 2010 were $1,562 million and $2,959 million, respectively, which represented increases of 21.5% and 16.5%, respectively, over the revenues in 2009. Eight of the eleven business sectors generated increased revenues in the first half of 2010. The Building Wire, Engineered Cable, Flow Products, Highway Technology and Retail Store Fixtures sectors all produced revenue increases in the first half of 2010 in excess of 10% versus 2009, as demand has gradually rebounded in some of Marmon’s end markets from 2009’s low levels, together with higher metal costs which have increased revenues in certain sectors.

Earnings for the second quarter and first six months of 2010 increased $49 million (29%) and $77 million (23%), respectively, over the corresponding 2009 periods. With the exception of the Distribution Services sector, all sectors produced increased earnings compared to the first half of 2009. The improvements in operating results reflected the increased levels of sales and ongoing efforts to control costs. As a result, earnings as a percentage of revenues in 2010 increased to 14.0% for the second quarter and 13.8% for the first half, approximately 80 basis points higher than in 2009.  Earnings also benefitted from reduced interest expense.

McLane Company

Through McLane, we operate a wholesale distribution business that provides grocery and non-food products to retailers, convenience stores and restaurants. McLane’s revenues for the second quarter and first six months of 2010 were $8.3 billion and $15.7 billion, representing increases of $429 million (5%) and $866 million (6%), respectively, over revenues in the comparable 2009 periods. Revenues increased in 2010 from grocery as well as foodservice business. Pre-tax earnings in the second quarter of 2010 increased $43 million (65%) over 2009, while pre-tax earnings for the first six months of 2010 declined $20 million (10%) compared to 2009. Earnings for the first six months of 2009 included the impact of a substantial inventory price change gain associated with an increase in federal excise taxes on cigarettes. Many tobacco manufacturers raised prices in anticipation of the tax increase, which allowed McLane to generate a one-time price change gain. The one-time inventory price change gain was partially offset by a federally mandated one-time floor stock tax on related inventory held.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Manufacturing, Service and Retailing (Continued)

McLane Company (Continued)

McLane’s business is marked by high sales volume and very low profit margins. Its business has been subject to considerable price competition, which keeps constant downward pressure on margins. We anticipate that strong price competition will continue in the future. The gross margin rate was 5.69% in the first half of 2010 compared to 6.10% in 2009. Approximately one-third of McLane’s annual revenues are from Wal-Mart. A curtailment of purchasing by Wal-Mart could have a material adverse impact on the earnings of McLane.  On April 23, 2010, McLane acquired Kahn Ventures, parent company of Empire Distributors and Empire Distributors of North Carolina.  Kahn Ventures and its subsidiaries are wholesale distributors of distilled spirits, wine and beer.

Other manufacturing

Our other manufacturing businesses include a wide array of businesses. Included in this group are several manufacturers of building products (Acme Building Brands, Benjamin Moore, Johns Manville, Shaw and MiTek) and apparel (led by Fruit of the Loom which includes the Russell athletic apparel and sporting goods business and the Vanity Fair Brands women’s intimate apparel business). Also included in this group are Forest River, a leading manufacturer of leisure vehicles, and ISCAR Metalworking Companies (“IMC”), an industry leader in the metal cutting tools business with operations worldwide.

Revenues from our other manufacturing activities for the second quarter and first six months of 2010 were $4,632 million and $8,709 million, respectively, representing increases of $628 million (16%) and $1,070 million (14%), respectively, over revenues in the corresponding 2009 periods. The increases in revenues for the first six months of 2010 were primarily due to volume driven revenue increases of Forest River (103%), IMC (40%) and Johns Manville (17%). These operations rebounded in 2010 from very slow economic activity in the first six months of 2009. Despite an increase in revenues of our building products businesses in the first six months of 2010, these operations continue to be adversely affected by overall soft residential and commercial real estate conditions.

Pre-tax earnings of our other manufacturing businesses in the second quarter and first six months of 2010 increased $289 million (113%) and $445 million (103%), respectively, compared with earnings in the corresponding 2009 periods. The improvements in earnings in 2010 versus 2009 were driven by significant increases at Fruit of the Loom, IMC and Forest River as well as improved comparative earnings of the building products group. Our manufacturing businesses benefitted in 2010 from higher customer demand and the effects of cost management efforts over the past two years, which has helped improve profit margins.

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

In 2010, revenues of our other service businesses were $1,871 million in the second quarter and $3,645 million in the first six months, increases of $299 million (19%) and $567 million (18%), respectively, compared to 2009. Pre-tax earnings in the second quarter of 2010 increased $363 million over 2009 and in the first six months of 2010 increased $568 million compared with 2009. The increases in revenues and earnings were driven by significantly improved operating results of NetJets and TTI.

For the second quarter and first half of 2010, NetJets’ revenues increased 16% and 17%, respectively, over 2009 which was primarily attributable to an increase in worldwide flight revenue hours, partially offset by lower management fees due to fewer aircraft in the NetJets program. NetJets generated pre-tax earnings of $114 million in the first six months of 2010 compared to a pre-tax loss of $349 million in 2009, which included $255 million of asset writedowns and other downsizing costs. Such costs in the first half of 2010 were relatively minor. On January 1, 2010, Berkshire began charging NetJets a guarantee fee related to the level of its outstanding commercial paper and other borrowings.  For the first six months of 2010, the guarantee fee was $18.7 million and was charged against NetJets’ earnings.  A corresponding credit was included as a component of “Other” earnings in the table on page 22.  Had a similar fee been charged in 2009, NetJets’ pre-tax loss of $349 million would have increased by $38.2 million.  The improvement in earnings was attributed to the increase in revenues and to an overall reduction in flight operations and administrative costs, partially offset by higher fuel costs. NetJets continues to own more aircraft than is required for present operations and we expect to continue to dispose selected aircraft over time. NetJets’ operating cost structure has been reduced to better match customer demand, and we believe that NetJets will continue to operate profitably in the future.

For the first half of 2010, revenues of TTI increased by approximately 50% over 2009 which was driven by very strong worldwide demand. We primarily attribute the revenue increase to recovering consumer demand for electronic products, as well as to manufacturers replenishing depleted raw material inventories. We believe that the current strong market conditions will eventually slow to more normalized levels. As a result of the increase in revenues, pre-tax earnings of TTI were significantly higher in 2010 compared to 2009.

Retailing

Our retailing operations consist of four home furnishings businesses (Nebraska Furniture Mart, R.C. Willey, Star Furniture and Jordan’s), three jewelry businesses (Borsheims, Helzberg and Ben Bridge) and See’s Candies. In 2010, revenues were $682 million in the second quarter and $1,357 million in the first six months, representing increases of $25 million (4%) and $43 million (3%), respectively, compared to 2009. In 2010, pre-tax earnings for the second quarter and first half increased $7 million (33%) and $23 million (62%), respectively, over earnings in 2009. The increases in earnings in 2010 were primarily attributable to our home furnishings businesses, which benefitted from a relatively modest increase in sales and ongoing cost management efforts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Finance and Financial Products

A summary of revenues and earnings from our finance and financial products businesses follows. Amounts are in millions.

	Second Quarter				First Six Months
	Revenues		Earnings		Revenues		Earnings
	2010	2009	2010	2009	2010	2009	2010	2009
Manufactured housing and finance	$923	$821	$58	$47	$1,689	$1,548	$90	$89
Furniture/transportation equipment leasing	162	167	13	2	312	340	15	5
Other	64	51	84	66	125	104	161	133
	$1,149	$1,039			$2,126	$1,992

Pre-tax earnings			$155	$115			$266	$227
Income taxes and noncontrolling interests			58	46			100	90
			$97	$69			$166	$137

Revenues in the second quarter and first six months of 2010 from our manufactured housing and finance business (Clayton Homes) increased $102 million (12%) and $141 million (9%), respectively, over revenues in the corresponding 2009 periods. The increases in revenues in 2010 were primarily attributable to increased home sales, reflecting a 24% increase in units sold year-to-date and an 8% decline in average sales prices, primarily due to product mix changes. Unit sales in 2010 benefitted from the home buyer tax credit, which expired in the second quarter of 2010. As a result, unit sales may slow in the third quarter of 2010.

Pre-tax earnings of Clayton Homes in the second quarter of 2010 increased $11 million (23%) over 2009, while for the first six months of 2010 earnings were unchanged from 2009. The impact of the adoption of ASU 2009-17 (see Notes 2 and 14 to the Consolidated Financial Statements) on earnings was not significant as the incremental interest income was largely offset by interest expense. Operating results for the first half of 2010 reflected improved results from manufacturing and retail operations attributable to higher sales volume and improved manufacturing efficiencies, offset by lower interest income (excluding the impact of ASU 2009-17) and a slight increase in loan loss provisions.

Revenues from our furniture and transportation equipment leasing activities in the first six months of 2010 declined $28 million (8%) compared to 2009. The decline primarily reflected lower rental income by our transportation equipment business due to relatively low utilization rates. Pre-tax earnings in the first six months of 2010 were $15 million, a $10 million increase over 2009.  The earnings increase in 2010 was primarily attributable to cost control efforts.

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

Earnings from our other finance business activities consists primarily of investment income from a portfolio of fixed maturity and equity investments and from a small portfolio of long-held commercial real estate loans. In addition, other activities include earnings from interest rate spreads on Berkshire Hathaway Finance Corporation's (“BHFC”) borrowings ($11.5 billion as of June 30, 2010), which are used in connection with Clayton Homes’ installment lending activities. A corresponding charge is reflected in Clayton Homes’ earnings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Investment and Derivative Gains/Losses

A summary of investment and derivative gains and losses and other-than-temporary impairment losses on investments follows. Amounts are in millions.

	Second Quarter		First Six Months
	2010	2009	2010	2009
Investment gains/losses	$383	$3	$1,701	$(367)
Other-than-temporary impairments of investments	—	(30)	—	(3,126)
Derivative gains/losses	(2,176)	2,357	(1,765)	840
Gains/losses before income taxes and noncontrolling interests	(1,793)	2,330	(64)	(2,653)
Income taxes and noncontrolling interests	(687)	815	(369)	(929)
Net gains/losses	$(1,106)	$1,515	$305	$(1,724)

Investment gains or losses are recognized upon the sales of investments or as otherwise required under GAAP. The timing of realized gains or losses from sales can have a material effect on periodic earnings. However, such gains or losses usually have little, if any, impact on total shareholders’ equity because most equity and fixed maturity investments are carried at fair value with any unrealized gains or losses included as components of accumulated other comprehensive income. Investment gains/losses for the first six months of 2010 included a one-time holding gain of $979 million that was recognized in connection with our acquisition of BNSF.  See Note 3 to the Consolidated Financial Statements.

Other-than-temporary impairments of investments in the first six months of 2009 predominantly related to a charge with respect to our investment in ConocoPhillips common stock. Beginning in the first quarter of 2009, we sold shares of ConocoPhillips. Sales in 2009 were in anticipation of other investment opportunities, to increase overall liquidity and to realize capital losses that can be carried back to prior years for income tax purposes. Since a significant portion of the decline in the market value of our investment in ConocoPhillips occurred during the last half of 2008, a significant portion of the other-than-temporary impairment losses recorded in earnings in 2009 was recognized in other comprehensive income as of December 31, 2008.

The recognition of an other-than-temporary impairment loss results in a reduction in the cost basis of the investment, but not its fair value. Although we have recorded other-than-temporary impairment losses in earnings, we may continue to hold positions in these securities. The recognition of such losses does not necessarily indicate that sales are imminent or planned and sales ultimately may not occur. We use no bright-line tests in determining whether impairments are temporary or other than temporary. We consider several factors in determining impairment losses including the current and expected long-term business prospects of the issuer, the length of time and relative magnitude of the price decline and our ability and intent to hold the investment until the price recovers.

With respect to equity securities with gross unrealized losses at June 30, 2010, and where other-than-temporary impairments have not been recorded, approximately 85% of the losses were concentrated in five issuers (including Wells Fargo & Company which is in a net unrealized gain position of approximately $1.2 billion). Unrealized losses were no greater than 40% of cost. In our judgment, the future earnings potential and underlying business economics of these companies are favorable and as of June 30, 2010, we possessed the ability and intent to hold these securities until their prices recover. Changing market conditions and other facts and circumstances may change the business prospects of these issuers as well as our ability and intent to hold these securities until their prices recover.

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

The fair values of our credit default contracts are impacted by changes in credit default spreads, which have been volatile in recent periods. In the first quarter of 2010, our credit default contracts generated a pre-tax gain of $208 million and in the second quarter of 2010 we incurred a pre-tax loss of $320 million. There were no defaults in 2010 with respect to our contracts. We incurred a $960 million pre-tax loss in the first six months of 2009 which reflected several corporate defaults and the significant widening of credit default spreads, primarily with respect to the underlying non-investment grade issuers included in our high yield contracts.

In 2010, we incurred pre-tax losses of approximately $1.8 billion in the second quarter and $1.6 billion in the first six months on equity index put option contracts. During the second quarter of 2010, declines in major equity index values ranged from 12% to 15% and we reduced our interest rate assumptions. As a result, the estimated values of the liabilities associated with these contracts increased. In the second quarter and first six months of 2009, gains from equity index put option contracts were approximately $2.0 billion and $1.8 billion, respectively. The gains in the second quarter of 2009 reflected increases in the equity indexes ranging from 8% to 23%, partially offset by the impact of a weaker U.S. Dollar on non-U.S. contracts. As previously noted, we do not believe the gains or losses reflected in periodic earnings over the past two years to be meaningful relative to evaluating our ultimate payment obligations, if any. There have been no loss payments to date. Our ultimate payment obligations, if any, under equity index put option contracts will be determined when the contracts expire, beginning in 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition

Our balance sheet continues to reflect significant liquidity and a strong capital base. Our consolidated shareholders’ equity at June 30, 2010 was $142.8 billion, an increase of $11.7 billion from December 31, 2009. The increase in our shareholders’ equity included approximately $10.6 billion related to the issuance of Berkshire common stock in connection with the BNSF acquisition.

Consolidated cash and investments of insurance and other businesses approximated $132.5 billion at June 30, 2010, a decrease of about $17.5 billion from December 31, 2009.  Cash and cash equivalents of insurance and other businesses were $25.2 billion as of June 30, 2010. Investments are held predominantly in our insurance businesses.

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

Our railroad, utilities and energy businesses conducted by MidAmerican and BNSF maintain very large investments in property, plant and equipment and will regularly make significant capital expenditures in the normal course of business.  Capital expenditures of MidAmerican for the first six months of 2010 were $1.3 billion. For the period between February 12, 2010 and June 30, 2010, BNSF’s capital expenditures were approximately $990 million. Forecasted capital expenditures for the remainder of 2010 for these two operations are currently estimated at $2.7 billion. Future capital expenditures are expected to be funded from cash flows from operations and debt proceeds. Aggregate borrowings of the railroad, utilities and energy businesses were about $31.2 billion as of June 30, 2010, including $11.7 billion of borrowings of BNSF. MidAmerican and its operating subsidiaries currently have no significant debt maturities until 2011, when about $1.1 billion matures. In addition, BNSF debt and capital lease maturities over the remainder of 2010 are about $497 million. Berkshire has committed until February 28, 2011 to provide up to $3.5 billion of additional capital to MidAmerican to permit the repayment of its debt obligations or to fund its regulated utility subsidiaries. In the first quarter of 2010, the commitment was amended to extend the term of the commitment to February 28, 2014 and as of March 1, 2011, to reduce the amount to $2 billion. Berkshire does not intend to guarantee the repayment of debt by BNSF, MidAmerican or any of their subsidiaries.

Assets of the finance and financial products businesses, which consisted primarily of loans and finance receivables, fixed maturity securities, other investments and cash and cash equivalents, were approximately $25.3 billion as of June 30, 2010 and $25.1 billion at December 31, 2009. Liabilities were $26.5 billion as of June 30, 2010 and $24.0 billion at December 31, 2009. As of June 30, 2010, notes payable and other borrowings of $14.6 billion included approximately $11.5 billion par amount of notes issued by BHFC. In January 2010, BHFC issued $750 million of 5.75% notes due in 2040 and $250 million of floating rate notes due in 2012 and repaid $1.5 billion of maturing notes. The BHFC notes are unsecured and mature at various dates, including $2 billion that matures within the next twelve months. The proceeds from the BHFC notes were used to finance originated and acquired loans of Clayton Homes. The full and timely payment of principal and interest on the notes is guaranteed by Berkshire. Other debt increased in the first six months of 2010 by approximately $1.4 billion to $3.1 billion due to the adoption of ASU 2009-17. See Note 14 to the Consolidated Financial Statements.

During 2008 and continuing into the first part of 2009, access to credit markets became limited as a consequence of the ongoing worldwide credit crisis.  However, management believes that the credit crisis has abated and as a result, interest rates for investment grade issuers relative to government obligations have declined. Nevertheless, restricted access to credit markets at affordable rates in the future could have a significant negative impact on operations, particularly the railroad, utilities and energy and the finance and financial products operations. In addition, governments around the world are considering various kinds of financial regulatory reform in response to the credit crises. In the United States, on July 21, 2010, regulatory reform legislation known as the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed in to law.  See Note 19 to the Consolidated Financial Statements.  We believe that we currently maintain ample liquidity to cover our existing contractual obligations and provide for contingent liquidity needs.

Contractual Obligations

We are party to contracts associated with ongoing business and financing activities, which will result in cash payments to counterparties in future periods. Certain obligations reflected in our Consolidated Balance Sheets, such as notes payable, require future payments on contractually specified dates and in fixed and determinable amounts. The timing and/or amount of the payments of other obligations, such as unpaid property and casualty loss reserves and long duration credit default and equity index put option contracts, are contingent upon the outcome of future events. Actual payments will likely vary, perhaps significantly, from estimates. Other obligations pertain to the acquisition of goods or services in the future, which are not currently reflected in the financial statements, such as minimum rentals under operating leases. Except as described below, our contractual obligations as of June 30, 2010 were not materially different from those disclosed in “Contractual Obligations,” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Contractual Obligations (Continued)

On February 12, 2010, we completed the acquisition of BNSF.  BNSF’s contractual obligations as of December 31, 2009 were approximately $43 billion. As of June 30, 2010, BNSF’s contractual obligations were not materially different from December 31, 2009. A summary of BNSF’s contractual obligations as of December 31, 2009, together with the obligations associated with Berkshire’s $8.0 billion debt issuance in connection with the BNSF acquisition follows (in millions).

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

Our Consolidated Balance Sheet as of June 30, 2010 includes estimated liabilities for unpaid losses from property and casualty insurance and reinsurance contracts of $58.5 billion. Due to the inherent uncertainties in the process of establishing loss reserve amounts, the actual ultimate claim amounts will likely differ from the currently recorded amounts. A very small percentage change in estimates of this magnitude will result in a material effect on reported earnings. The effects from changes in these estimates are recorded as a component of losses incurred in the period of the change.

Our Consolidated Balance Sheet as of June 30, 2010 includes goodwill of acquired businesses of $49.1 billion, which includes $14.8 billion arising from our acquisition of BNSF in February 2010. A significant amount of judgment is required in performing goodwill impairment tests. Such tests include periodically determining or reviewing the estimated fair value of our reporting units. There are several methods of estimating a reporting unit’s fair value, including market quotations, if available, asset and liability fair values and other valuation techniques, such as discounted projected future net earnings or cash flows and multiples of earnings. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then individual assets, including identifiable intangible assets, and liabilities of the reporting unit are estimated at fair value. The excess of the estimated fair value of the reporting unit over the estimated fair value of net assets would establish the implied value of goodwill. The excess of the recorded amount of goodwill over the implied value is then charged to earnings as an impairment loss. We perform an annual evaluation of goodwill for impairment in the fourth quarter.

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

Information concerning new accounting pronouncements is included in Note 2 to the Consolidated Financial Statements. The impact of these accounting pronouncements is not material to our Consolidated Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Berkshire’s most recently issued Annual Report and in particular the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of June 30, 2010, there are no material changes in the market risks described in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2009.

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
101
The following financial information from Berkshire Hathaway Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009, (ii) the Consolidated Statements of Earnings for each of the three-month and six-month periods ended June 30, 2010 and 2009, (iii) the Consolidated Statements of Cash Flows for each of the six-month periods ended June 30, 2010 and 2009, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the six-month periods ended June 30, 2010 and 2009, Consolidated Statements of Comprehensive Income for each of the three-month and six-month periods ended June 30, 2010 and 2009, and (v) the Notes to Consolidated Financial Statements, tagged in summary and detail.

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC.
(Registrant)

Date: August 6, 2010	/S/ MARC D. HAMBURG
(Signature)
Marc D. Hamburg, Senior Vice President and Principal Financial Officer