Form 10-Q
period 2010-09-30
BERKSHIRE HATHAWAY INC
filed 2010-11-05
CIK 1067983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Number of shares of common stock outstanding as of October 29, 2010:

Class A — 956,153
Class B — 1,037,798,904

BERKSHIRE HATHAWAY INC.

Part I Financial Information

Item 1. Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Insurance and Other:
Cash and cash equivalents	$30,772	$28,223
Investments:
Fixed maturity securities	35,160	35,729
Equity securities	55,320	56,562
Other	22,351	29,440
Receivables	18,079	14,792
Inventories	6,924	6,147
Property, plant and equipment	15,396	15,720
Goodwill	28,069	27,614
Other	13,020	13,070
	225,091	227,297

Railroad, Utilities and Energy:
Cash and cash equivalents	2,646	429
Property, plant and equipment	76,628	30,936
Goodwill	20,096	5,334
Other	14,109	8,072
	113,479	44,771

Finance and Financial Products:
Cash and cash equivalents	1,043	1,906
Investments in fixed maturity securities	1,193	1,402
Other investments	3,053	3,160
Loans and finance receivables	15,406	13,989
Goodwill	1,031	1,024
Other	3,683	3,570
	25,409	25,051
	$363,979	$297,119

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Losses and loss adjustment expenses	$61,173	$59,416
Unearned premiums	9,063	7,925
Life, annuity and health insurance benefits	7,460	5,228
Accounts payable, accruals and other liabilities	15,798	15,530
Notes payable and other borrowings	12,151	4,561
	105,645	92,660

Railroad, Utilities and Energy:
Accounts payable, accruals and other liabilities	12,446	5,895
Notes payable and other borrowings	31,965	19,579
	44,411	25,474

Finance and Financial Products:
Accounts payable, accruals and other liabilities	1,121	937
Derivative contract liabilities	11,052	9,269
Notes payable and other borrowings	14,547	13,769
	26,720	23,975
Income taxes, principally deferred	32,606	19,225
Total liabilities	209,382	161,334

Shareholders’ equity:
Common stock	8	8
Capital in excess of par value	38,123	27,074
Accumulated other comprehensive income	16,723	17,793
Retained earnings	94,817	86,227
Berkshire Hathaway shareholders’ equity	149,671	131,102
Noncontrolling interests	4,926	4,683
Total shareholders’ equity	154,597	135,785
	$363,979	$297,119

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in millions except per share amounts)

	Third Quarter		First Nine Months
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Revenues:
Insurance and Other:
Insurance premiums earned	$9,054	$6,595	$23,344	$21,263
Sales and service revenues	17,408	16,178	50,149	46,075
Interest, dividend and other investment income	1,239	1,425	4,048	4,313
Investment gains/losses	473	123	2,169	(214)
Other-than-temporary impairment losses on investments	(15)	(25)	(15)	(3,151)
	28,159	24,296	79,695	68,286

Railroad, Utilities and Energy:
Operating revenues	7,155	2,741	18,889	8,212
Other	60	71	142	204
	7,215	2,812	19,031	8,416

Finance and Financial Products:
Interest, dividend and other investment income	395	356	1,197	1,077
Investment gains/losses	—	(13)	5	(43)
Derivative gains/losses	(146)	1,732	(1,911)	2,572
Other	651	721	2,003	1,987
	900	2,796	1,294	5,593
	36,274	29,904	100,020	82,295

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	6,254	4,125	14,357	14,211
Life, annuity and health insurance benefits	861	461	3,240	1,399
Insurance underwriting expenses	1,634	1,475	4,381	4,708
Cost of sales and services	14,439	13,614	41,537	38,700
Selling, general and administrative expenses	1,896	2,015	5,650	6,051
Interest expense	71	44	206	144
	25,155	21,734	69,371	65,213

Railroad, Utilities and Energy:
Cost of sales and operating expenses	5,251	2,080	14,143	6,390
Interest expense	421	291	1,162	880
	5,672	2,371	15,305	7,270

Finance and Financial Products:
Interest expense	176	159	530	468
Other	737	801	2,244	2,257
	913	960	2,774	2,725
	31,740	25,065	87,450	75,208

Earnings before income taxes and equity method earnings	4,534	4,839	12,570	7,087
Income tax expense	1,415	1,601	3,599	2,107
Earnings from equity method investments	—	111	50	307
Net earnings	3,119	3,349	9,021	5,287
Less: Earnings attributable to noncontrolling interests	130	111	431	288
Net earnings attributable to Berkshire Hathaway	$2,989	$3,238	$8,590	$4,999
Average common shares outstanding *	1,647,593	1,551,727	1,631,489	1,550,986
Net earnings per share attributable to Berkshire Hathaway shareholders *	$1,814	$2,087	$5,265	$3,223

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

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	First Nine Months
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net earnings	$9,021	$5,287
Adjustments to reconcile net earnings to operating cash flows:
Investment (gains) losses and other-than-temporary impairment losses	(2,159)	3,408
Depreciation	3,109	2,315
Other	203	(101)
Changes in operating assets and liabilities before business acquisitions:
Losses and loss adjustment expenses	1,974	2,244
Deferred charges reinsurance assumed	150	(8)
Unearned premiums	1,168	802
Receivables and originated loans	(3,295)	(252)
Derivative contract assets and liabilities	1,732	(4,315)
Income taxes	757	693
Other assets and liabilities	1,171	1,953
Net cash flows from operating activities	13,831	12,026

Cash flows from investing activities:
Purchases of fixed maturity securities	(7,039)	(8,939)
Purchases of equity securities	(3,893)	(3,204)
Purchases of other investments	—	(6,068)
Sales of fixed maturity securities	3,646	3,222
Redemptions and maturities of fixed maturity securities	4,882	4,003
Sales of equity securities	4,532	2,126
Purchases of loans and finance receivables	(2,063)	(227)
Principal collections on loans and finance receivables	2,255	618
Acquisitions of businesses, net of cash acquired	(15,376)	(75)
Purchases of property, plant and equipment	(4,291)	(3,803)
Other	(803)	1,218
Net cash flows from investing activities	(18,150)	(11,129)

Cash flows from financing activities:
Proceeds from borrowings of insurance and other businesses	8,164	79
Proceeds from borrowings of railroad, utilities and energy businesses	1,731	1,241
Proceeds from borrowings of finance businesses	1,039	1,550
Repayments of borrowings of insurance and other businesses	(380)	(680)
Repayments of borrowings of railroad, utilities and energy businesses	(382)	(383)
Repayments of borrowings of finance businesses	(1,823)	(322)
Change in short term borrowings, net	(59)	(721)
Acquisitions of noncontrolling interests and other	(49)	(377)
Net cash flows from financing activities	8,241	387
Effects of foreign currency exchange rate changes	(19)	96
Increase/decrease in cash and cash equivalents	3,903	1,380
Cash and cash equivalents at beginning of year *	30,558	25,539
Cash and cash equivalents at end of first nine months *	$34,461	$26,919

* Cash and cash equivalents are comprised of the following:
Beginning of year—
Insurance and Other	$28,223	$24,356
Railroad, Utilities and Energy	429	280
Finance and Financial Products	1,906	903
	$30,558	$25,539
End of first nine months—
Insurance and Other	$30,772	$23,956
Railroad, Utilities and Energy	2,646	744
Finance and Financial Products	1,043	2,219
	$34,461	$26,919

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(dollars in millions)

	Berkshire Hathaway shareholders’ equity
	Common stock and capital in excess of par value	Accumulated other comprehensive income	Retained earnings	Total	Non- controlling interests
Balance at December 31, 2008	$27,141	$3,954	$78,172	$109,267	$4,440
Net earnings	—	—	4,999	4,999	288
Other comprehensive income, net	—	11,753	—	11,753	183
Issuance of common stock and other transactions	172	—	—	172	—
Changes in noncontrolling interests:
Interests acquired and other transactions	(227)	109	—	(118)	(302)
Balance at September 30, 2009	$27,086	$15,816	$83,171	$126,073	$4,609

Balance at December 31, 2009	$27,082	$17,793	$86,227	$131,102	$4,683
Net earnings	—	—	8,590	8,590	431
Other comprehensive income, net	—	(1,070)	—	(1,070)	(17)
Issuance of common stock and other transactions	11,067	—	—	11,067	—
Changes in noncontrolling interests:
Interests acquired and other transactions	(18)	—	—	(18)	(171)
Balance at September 30, 2010	$38,131	$16,723	$94,817	$149,671	$4,926

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(dollars in millions)

	Third Quarter		First Nine Months
	2010	2009	2010	2009
Comprehensive income attributable to Berkshire:
Net earnings	$2,989	$3,238	$8,590	$4,999
Other comprehensive income:
Net change in unrealized appreciation of investments	5,422	12,821	(480)	13,954
Applicable income taxes	(1,901)	(4,568)	168	(4,971)
Reclassification of investment appreciation in earnings	(441)	(98)	(1,152)	3,329
Applicable income taxes	154	34	403	(1,165)
Foreign currency translation	726	294	(175)	871
Applicable income taxes	(30)	(78)	(6)	(18)
Prior service cost and actuarial gains/losses of defined benefit plans	(22)	30	41	(135)
Applicable income taxes	1	(10)	(13)	11
Other, net	(35)	(114)	144	(123)
Other comprehensive income, net	3,874	8,311	(1,070)	11,753
Comprehensive income attributable to Berkshire	$6,863	$11,549	$7,520	$16,752
Comprehensive income of noncontrolling interests	$170	$272	$414	$471

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

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

Note 2.    New accounting pronouncements

We adopted FASB Accounting Standards Update (“ASU”) 2009-16 and ASU 2009-17 as of January 1, 2010. ASU 2009-16 eliminated the concept of a qualifying special-purpose entity (“QSPE”) and the exemption of QSPEs from previous consolidation guidance and also modified the criteria for derecognizing financial assets by transferors. ASU 2009-17 amended the standards related to consolidation of variable interest entities. ASU 2009-17 included new criteria for determining the primary beneficiary of variable interest entities and increased the frequency in which reassessments must be made to determine the primary beneficiary of variable interest entities. See Note 14 for a description of the effect on our Consolidated Financial Statements from adopting this guidance.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures About Fair Value Measurements.” ASU 2010-06 requires the separate disclosure of significant transfers into and out of the Level 1 and Level 2 categories; requires fair value measurement disclosures for each class of assets and liabilities; and requires disclosures about valuation techniques and inputs used in Level 2 and Level 3 fair value measurements. These disclosure requirements became effective at the beginning of 2010. In addition, effective in fiscal years beginning after December 31, 2010, ASU 2010-06 also requires Level 3 disclosures of activity on a gross rather than a net basis. We do not anticipate that the remaining disclosures under ASU 2010-06 will have a material impact on our Consolidated Financial Statements.

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

In October 2010, the FASB issued ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.”  ASU 2010-26 modifies the types of costs incurred by insurance entities that are deferred in the acquiring or renewing of insurance contracts.  ASU 2010-26 requires that only direct incremental costs related to successful efforts are capitalized. Capitalized  costs may include certain advertising costs which are allowed to be capitalized if the primary purpose of the advertising is to elicit sales to customers proven to have responded directly to the advertising and the probable future revenues generated from the advertising are proven to be in excess of expected future costs to be incurred in realizing those revenues.  ASU 2010-26 is effective for fiscal years and interim periods beginning after December 15, 2011 and may be applied on a prospective or retrospective basis.  We are evaluating the effect of ASU 2010-26 on our Consolidated Financial Statements.

Notes To Consolidated Financial Statements (Continued)

Note 3.    Acquisition of Burlington Northern Santa Fe Corporation

Our long-held acquisition strategy is to purchase businesses with consistent earnings power, good returns on equity and able and honest management at sensible prices.

On February 12, 2010, we acquired all of the outstanding common stock of the Burlington Northern Santa Fe Corporation that we did not already own (about 264.5 million shares or 77.5%) for aggregate consideration of $26.5 billion that consisted of cash of approximately $15.9 billion with the remainder in Berkshire common stock (80,931 Class A shares and 20,976,621 Class B shares). Approximately 50% of the cash component was funded with existing cash balances and the remaining 50% was funded with proceeds from debt issued by Berkshire. The acquisition was completed through the merger of a wholly-owned merger subsidiary (a Delaware limited liability company) and Burlington Northern Santa Fe Corporation. The merger subsidiary was the surviving entity and was renamed Burlington Northern Santa Fe, LLC (“BNSF”). BNSF is based in Fort Worth, Texas, and through BNSF Railway Company operates one of the largest railroad systems in North America with approximately 32,000 route miles of track in 28 states and two Canadian provinces.

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

The purchase price allocation at September 30, 2010 is substantially complete; however, additional analysis could result in a change in the total amount of goodwill.  The allocation of the aggregate $34.5 billion purchase price (including the fair value of the previously owned shares of BNSF and the value of certain BNSF outstanding equity awards that were converted into Berkshire Class B equity awards on the acquisition date) to BNSF’s assets and liabilities is summarized below (in millions):

Assets:		Liabilities and Net assets acquired:
Cash and cash equivalents	$971	Accounts payable and other liabilities	$6,623
Property, plant and equipment	43,987	Notes payable and other borrowings	11,142
Goodwill	14,803	Income taxes, principally deferred	13,203
Other	5,702		30,968
	$65,463	Net assets acquired	34,495
			$65,463

BNSF’s financial statements are included in our Consolidated Financial Statements beginning as of February 12, 2010. The following table sets forth certain unaudited pro forma consolidated earnings data for the first nine months of 2010 and 2009, as if the BNSF acquisition was consummated on the same terms at the beginning of 2010 and 2009. Amounts are in millions, except earnings per share.

	2010	2009
Total revenues	$101,838	$92,807
Net earnings attributable to Berkshire Hathaway shareholders	8,836	6,021
Earnings per equivalent Class A common share attributable to Berkshire Hathaway shareholders	5,367	3,658

Notes To Consolidated Financial Statements (Continued)

Note 4.    Investments in fixed maturity securities

Investments in securities with fixed maturities as of September 30, 2010 and December 31, 2009 are summarized below (in millions).

	Amortized Cost	Unrealized Gains	Unrealized Losses *	Fair Value
September 30, 2010
U.S. Treasury, U.S. government corporations and agencies	$2,182	$68	$—	$2,250
States, municipalities and political subdivisions	3,440	263	—	3,703
Foreign governments	11,705	349	(29)	12,025
Corporate bonds	13,146	2,587	(813)	14,920
Mortgage-backed securities	3,104	365	(14)	3,455
	$33,577	$3,632	$(856)	$36,353

Insurance and other	$32,505	$3,511	$(856)	$35,160
Finance and financial products	1,072	121	—	1,193
	$33,577	$3,632	$(856)	$36,353

December 31, 2009
U.S. Treasury, U.S. government corporations and agencies	$2,362	$46	$(1)	$2,407
States, municipalities and political subdivisions	3,689	275	(1)	3,963
Foreign governments	11,518	368	(42)	11,844
Corporate bonds	13,094	2,080	(502)	14,672
Mortgage-backed securities	3,961	310	(26)	4,245
	$34,624	$3,079	$(572)	$37,131

Insurance and other	$33,317	$2,984	$(572)	$35,729
Finance and financial products	1,307	95	—	1,402
	$34,624	$3,079	$(572)	$37,131

*	Includes $774 million at September 30, 2010 and $471 million at December 31, 2009, related to securities that have been in an unrealized loss position for 12 months or more.

The amortized cost and estimated fair value of securities with fixed maturities at September 30, 2010 are summarized below by contractual maturity dates. Actual maturities will differ from contractual maturities because issuers of certain of the securities retain early call or prepayment rights. Amounts are in millions.

	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Mortgage-backed securities	Total
Amortized cost	$7,067	$14,310	$6,126	$2,970	$3,104	$33,577
Fair value	7,249	15,875	6,141	3,633	3,455	36,353

Notes To Consolidated Financial Statements (Continued)

Note 5.    Investments in equity securities

Investments in equity securities as of September 30, 2010 and December 31, 2009 are summarized below (in millions).

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2010
American Express Company	$1,287	$5,085	$—	$6,372
The Coca-Cola Company	1,299	10,405	—	11,704
The Procter & Gamble Company	4,321	20	—	4,341
Wells Fargo & Company	7,856	2,487	(1,484)	8,859
Other	22,293	6,025	(2,000)	26,318
	$37,056	$24,022	$(3,484)	$57,594

Insurance and other	$36,387	$22,412	$(3,479)	$55,320
Railroad, utilities and energy *	232	1,576	—	1,808
Finance and financial products *	437	34	(5)	466
	$37,056	$24,022	$(3,484)	$57,594

December 31, 2009
American Express Company	$1,287	$4,856	$—	$6,143
The Coca-Cola Company	1,299	10,101	—	11,400
The Procter & Gamble Company	4,962	78	—	5,040
Wells Fargo & Company	7,394	2,721	(1,094)	9,021
Other	22,265	7,118	(1,953)	27,430
	$37,207	$24,874	$(3,047)	$59,034

Insurance and other	$36,538	$23,070	$(3,046)	$56,562
Railroad, utilities and energy *	232	1,754	—	1,986
Finance and financial products *	437	50	(1)	486
	$37,207	$24,874	$(3,047)	$59,034

*	Included in Other assets.

Unrealized losses of other equity investments at September 30, 2010 included $1,587 million related to securities that have been in an unrealized loss position for 12 months or more. Approximately 97% of these losses at September 30, 2010 were concentrated in four issuers. In addition, although our investment in Wells Fargo & Company is in a net unrealized gain position of $1,003 million, certain of the shares with aggregate unrealized losses of $920 million have been in an unrealized loss position for greater than 12 months. We use no bright-line test in determining whether impairments are temporary or other than temporary. We consider several factors in determining other-than-temporary impairment losses including the current and expected long-term business prospects of the issuer, the length of time and relative magnitude of the price decline and our ability and intent to hold the investment until the price recovers. In our judgment, the future earnings potential and underlying business economics of these companies are favorable and we possess the ability and intent to hold these securities until their prices recover. Changes in market conditions and other facts and circumstances may change the business prospects of these issuers as well as our ability and intent to hold these securities until the prices recover.

Notes To Consolidated Financial Statements (Continued)

Note 6.    Other Investments

A summary of other investments follows (in millions).

	Cost	Unrealized Gains	Fair Value	Carrying Value
September 30, 2010
Fixed maturity securities	$5,400	$1,230	$6,630	$5,400
Equity securities	15,689	4,315	20,004	20,004
	$21,089	$5,545	$26,634	$25,404

Insurance and other	$18,347	$5,220	$23,567	$22,351
Finance and financial products	2,742	325	3,067	3,053
	$21,089	$5,545	$26,634	$25,404

December 31, 2009
Fixed maturity and equity securities	$21,089	$5,879	$26,968	$26,014
Equity method	5,851	1,721	7,572	6,586
	$26,940	$7,600	$34,540	$32,600

Insurance and other	$24,198	$7,172	$31,370	$29,440
Finance and financial products	2,742	428	3,170	3,160
	$26,940	$7,600	$34,540	$32,600

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

We own $4.4 billion par amount of 11.45% subordinated notes due in 2018 of Wrigley and $2.1 billion of 5% preferred stock of Wrigley that we acquired in 2008. During 2009, we also acquired $1.0 billion par amount of Wrigley senior notes due in 2013 and 2014. The Wrigley subordinated and senior notes are classified as held-to-maturity and accordingly we are carrying these investments at cost.

In 2009, we acquired a 12% convertible perpetual capital instrument issued by Swiss Re at a cost of $2.7 billion. The instrument has a face amount of 3 billion Swiss Francs (“CHF”) and has no maturity or mandatory redemption date but can be redeemed under certain conditions at the option of Swiss Re at 140% of the face amount until March 23, 2011 and thereafter at 120% of the face amount. The instrument possesses no voting rights and is subordinated to senior securities of Swiss Re as defined in the agreement. Beginning on March 23, 2012, the instrument can be converted at our option into 120,000,000 common shares of Swiss Re (a rate of 25 CHF per share of Swiss Re common stock). On November 3, 2010, we entered into an agreement with Swiss Re providing for the redemption of the capital instrument in exchange for aggregate consideration of approximately 3.9 billion CHF to be paid in installments of 180 million CHF on November 25, 2010 and approximately 3.7 billion CHF on January 10, 2011.

Notes To Consolidated Financial Statements (Continued)

Note 6.    Other Investments (Continued)

In 2009, we acquired 3,000,000 shares of Series A Cumulative Convertible Perpetual Preferred Stock of Dow (“Dow Preferred”) for a cost of $3 billion.  Under certain conditions, each share of the Dow Preferred is convertible into 24.201 shares of Dow common stock. Beginning in April 2014, if Dow’s common stock price exceeds $53.72 per share for any 20 trading days in a consecutive 30-day window, Dow, at its option, at any time, in whole or in part, may convert the Dow Preferred into Dow common stock at the then applicable conversion rate. The Dow Preferred is entitled to dividends at a rate of 8.5% per annum.

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

Note 7.    Investment gains/losses

Investment gains/losses are summarized below (in millions).

	Third Quarter		First Nine Months
	2010	2009	2010	2009
Fixed maturity securities —
Gross gains from sales and other disposals	$19	$44	$587	$216
Gross losses from sales and other disposals	(9)	(8)	(12)	(17)
Equity securities —
Gross gains from sales and other disposals	522	94	857	189
Gross losses from sales	(76)	(7)	(265)	(566)
Other *	17	(13)	1,007	(79)
	$473	$110	$2,174	$(257)

Net investment gains/losses are reflected in the Consolidated Statements of Earnings as follows.

Insurance and other *	$473	$123	$2,169	$(214)
Finance and financial products	—	(13)	5	(43)
	$473	$110	$2,174	$(257)

*	The first nine months of 2010 includes a one-time holding gain of $979 million related to the BNSF acquisition. See Note 3.

Note 8.    Receivables

Receivables of insurance and other businesses are comprised of the following (in millions).

	September 30,	December 31,
	2010	2009
Insurance premiums receivable	$6,953	$5,295
Reinsurance recoverable on unpaid losses	2,974	2,922
Trade and other receivables	8,559	6,977
Allowances for uncollectible accounts	(407)	(402)
	$18,079	$14,792

Loans and finance receivables of finance and financial products businesses are comprised of the following (in millions).

	September 30,	December 31,
	2010	2009
Consumer installment loans and finance receivables	$14,141	$12,779
Commercial loans and finance receivables	1,635	1,558
Allowances for uncollectible loans	(370)	(348)
	$15,406	$13,989

Notes To Consolidated Financial Statements (Continued)

Note 9.    Inventories

Inventories are comprised of the following (in millions).

	September 30,	December 31,
	2010	2009
Raw materials	$1,043	$924
Work in process and other	518	438
Finished manufactured goods	2,099	1,959
Purchased goods	3,264	2,826
	$6,924	$6,147

Note 10.    Goodwill

A reconciliation of the change in the carrying value of goodwill is as follows (in millions).

	September 30,	December 31,
	2010	2009
Balance at beginning of year	$33,972	$33,781
Acquisition of BNSF	14,803	—
Other	421	191
Ending balance	$49,196	$33,972

Note 11.    Property, plant and equipment

Property, plant and equipment of insurance and other businesses is comprised of the following (in millions).

	Ranges of estimated useful life	September 30, 2010	December 31, 2009
Land	—	$751	$740
Buildings and improvements	3 – 40 years	4,704	4,606
Machinery and equipment	3 – 25 years	11,105	10,845
Furniture, fixtures and other	3 – 20 years	1,625	1,595
Assets held for lease	12 – 30 years	5,772	5,706
		23,957	23,492
Accumulated depreciation		(8,561)	(7,772)
		$15,396	$15,720

Depreciation expense of insurance and other businesses for the first nine months of 2010 and 2009 was $1,145 million and $1,218 million, respectively.

Property, plant and equipment of railroad, utilities and energy businesses is comprised of the following (in millions).

	Ranges of estimated useful life	September 30, 2010	December 31, 2009
Railroad:
Land	—	$5,901	$—
Track structure and other roadway	5 – 100 years	35,113	—
Locomotives, freight cars and other equipment	1 – 37 years	4,090	—
Construction in progress	—	631	—

Utilities and Energy:
Utility generation, distribution and transmission system	5 – 85 years	36,322	35,616
Interstate pipeline assets	3 – 67 years	5,880	5,809
Independent power plants and other assets	3 – 30 years	1,095	1,157
Construction in progress	—	2,233	2,152
		91,265	44,734
Accumulated depreciation		(14,637)	(13,798)
		$76,628	$30,936

Notes To Consolidated Financial Statements (Continued)

Note 11.    Property, plant and equipment (Continued)

Railroad property, plant and equipment includes the land, other roadway, track structure and rolling stock (primarily locomotives and freight cars) of BNSF, which we acquired on February 12, 2010. See Note 3. The cost of these assets includes the fair value adjustments made through the application of ASC 805 as of the acquisition date. Through BNSF Railway Company, BNSF operates one of the largest railroad systems in North America with approximately 32,000 route miles of track in 28 states and two Canadian provinces.

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

The utility generation, distribution and transmission system and interstate pipeline assets are the regulated assets of public utility and natural gas pipeline subsidiaries. At September 30, 2010 and December 31, 2009, accumulated depreciation and amortization related to regulated assets was approximately $13.6 billion and $13.3 billion, respectively. Substantially all of the construction in progress at September 30, 2010 and December 31, 2009 related to the construction of regulated assets.

Depreciation expense of the railroad, utilities and energy businesses for the first nine months of 2010 and 2009 was $1,810 million and $925 million, respectively.

Note 12.    Derivative contracts

Derivative contracts are used primarily by our finance and financial products businesses and our railroad, utilities and energy businesses. As of September 30, 2010, substantially all of the derivative contracts in-force of our finance and financial products businesses are not designated as hedges for financial reporting purposes. These contracts were initially entered into with the expectation that the premiums received would exceed the amounts ultimately paid to counterparties. Changes in the fair values of such contracts are reported in earnings as derivative gains/losses. A summary of derivative contracts of our finance and financial products businesses follows (in millions).
	September 30, 2010				December 31, 2009
	Assets (3)	Liabilities	Notional Value		Assets (3)	Liabilities	Notional Value
Equity index put options	$—	$9,628	$38,211	(1)	$—	$7,309	$37,990	(1)
Credit default obligations:
High yield indexes	—	317	4,985	(2)	—	781	5,533	(2)
States/municipalities	—	820	16,042	(2)	—	853	16,042	(2)
Individual corporate	72	—	3,565	(2)	81	—	3,565	(2)
Other	345	325			378	360
Counterparty netting and funds held as collateral	(102)	(38)			(193)	(34)
	$315	$11,052			$266	$9,269

(1)
Represents the aggregate undiscounted amount payable at the contract expiration dates assuming that the value of each index is zero at the contract expiration date. Variations in notional value during 2010 are attributable to changes in foreign currency exchange rates. There were no new contracts written in 2010.

(2)
Represents the maximum undiscounted future value of losses payable under the contracts. The number of losses required to exhaust contract limits under substantially all of the contracts is dependent on the loss recovery rate related to the specific obligor at the time of a default.

(3)	Included in Other assets of finance and financial products businesses.

Notes To Consolidated Financial Statements (Continued)

Note 12.    Derivative contracts (Continued)

A summary of derivative gains/losses of our finance and financial products businesses included in the Consolidated Statements of Earnings are as follows (in millions).

	Third Quarter		First Nine Months
	2010	2009	2010	2009
Equity index put options	$(700)	$220	$(2,319)	$2,010
Credit default obligations	519	1,443	407	483
Other	35	69	1	79
	$(146)	$1,732	$(1,911)	$2,572

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

At September 30, 2010, the aggregate intrinsic value (the undiscounted liability assuming the contracts are settled on their future expiration dates based on the September 30, 2010 index values and foreign currency exchange rates) was approximately $5.8 billion. However, these contracts may not be terminated or fully settled before the expiration dates and therefore the ultimate amount of cash basis gains or losses on these contracts will not be determined for many years. The remaining weighted average life of all contracts was approximately 10.7 years at September 30, 2010.

Our credit default contracts pertain to various indexes of non-investment grade (or “high yield”) corporate issuers, state/municipal debt issuers and individual corporate issuers. These contracts cover the loss in value of specified debt obligations of the issuers arising from default events, which are usually for non-payment or bankruptcy. Loss amounts are subject to contract limits.

The high yield index contracts are comprised of specified North American corporate issuers (usually 100 in number at inception) whose obligations are rated below investment grade. High yield contracts remaining in-force at September 30, 2010 expire from 2010 through 2013. State and municipality contracts are comprised of over 500 state and municipality issuers and had a weighted average contract life at September 30, 2010 of approximately 10.3 years. Potential obligations related to approximately 50% of the notional value of the state and municipality contracts cannot be settled before the maturity dates of the underlying obligations, which range from 2019 to 2054.

Premiums on the high yield index and state/municipality contracts are received in full at the inception dates of the contracts and, as a result, we have no counterparty credit risk. Our payment obligations under certain of these contracts are on a first loss basis. Losses under other contracts are subject to aggregate deductibles that must be satisfied before we have any payment obligations.

Individual corporate credit default contracts primarily relate to issuers of investment grade obligations. In most instances, premiums are due from counterparties on a quarterly basis over the terms of the contracts. As of September 30, 2010, all of the remaining in-force individual corporate issuer contracts expire in 2013.

With limited exceptions, our equity index put option and credit default contracts contain no collateral posting requirements with respect to changes in either the fair value or intrinsic value of the contracts and/or a downgrade of Berkshire’s credit ratings. As of September 30, 2010, our collateral posting requirement under contracts with collateral provisions was $69 million compared to about $35 million at December 31, 2009. As of September 30, 2010, had Berkshire’s credit ratings (currently AA+ from Standard & Poor’s and Aa2 from Moody’s) been downgraded below either A- by Standard & Poor’s or A3 by Moody’s an additional $1.1 billion would have been required to be posted as collateral.

Our railroad and regulated utility subsidiaries are exposed to variations in the market prices in the purchases and sales of natural gas and electricity and in commodity fuel costs. Derivative instruments, including forward purchases and sales, futures, swaps and options, are used to manage these price risks. Unrealized gains and losses under these contracts that are probable of recovery through rates are recorded as a regulatory net asset or liability. Unrealized gains or losses on contracts accounted for as cash flow or fair value hedges are recorded in accumulated other comprehensive income or in net earnings, as appropriate. Derivative contract assets included in other assets of railroad, utilities and energy businesses were $250 million and $188 million as of September 30, 2010 and December 31, 2009, respectively. Derivative contract liabilities included in accounts payable, accruals and other liabilities of railroad, utilities and energy businesses were $694 million as of September 30, 2010 and $581 million as of December 31, 2009.

Notes To Consolidated Financial Statements (Continued)

Note 13.    Supplemental cash flow information

A summary of supplemental cash flow information for the first nine months of 2010 and 2009 is presented in the following table (in millions).

	First Nine Months
	2010	2009
Cash paid during the period for:
Income taxes	$3,030	$1,861
Interest of insurance and other businesses	146	106
Interest of railroad, utilities and energy businesses	1,255	850
Interest of finance and financial products businesses	543	462

Non-cash investing and financing activities:
Liabilities assumed in connection with acquisition of BNSF	30,968	—
Common stock issued in connection with acquisition of BNSF	10,577	—

Note 14.    Notes payable and other borrowings

Notes payable and other borrowings are summarized below (in millions). The average interest rates shown in the following tables are the weighted average interest rates on outstanding debt as of September 30, 2010.

	Average Interest Rate	September 30, 2010	December 31, 2009
Insurance and other:
Issued by Berkshire parent company due 2010-2047	1.5%	$8,353	$340
Short-term subsidiary borrowings	0.3%	1,364	1,607
Other subsidiary borrowings due 2010-2036	5.2%	2,434	2,614
		$12,151	$4,561

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

	Average Interest Rate	September 30, 2010	December 31, 2009
Railroad, utilities and energy:
Issued by MidAmerican Energy Holdings Company (“MidAmerican”) and its subsidiaries:
MidAmerican senior unsecured debt due 2012-2037	6.1%	$5,371	$5,371
Subsidiary and other debt due 2010-2039	5.9%	14,211	14,208
Issued by BNSF due 2010-2097	6.0%	12,383	—
		$31,965	$19,579

Berkshire does not guarantee any debt or other borrowings of BNSF, MidAmerican or their subsidiaries. Subsidiary debt represents amounts issued by subsidiaries of MidAmerican pursuant to separate financing agreements. All or substantially all of the assets of certain MidAmerican subsidiaries are or may be pledged or encumbered to support or otherwise secure the debt. These borrowing arrangements generally contain various covenants including, but not limited to, leverage ratios, interest coverage ratios and debt service coverage ratios. As of September 30, 2010, MidAmerican and its subsidiaries were in compliance with all applicable covenants.

As of the February 12, 2010 acquisition date, BNSF’s outstanding debt was approximately $11.1 billion.  In May 2010, BNSF issued $750 million of 5.75% debentures due in 2040.  In September 2010, BNSF issued $250 million of 3.60% debentures due in 2020 and $500 million of 5.05% debentures due in 2041.  Principal payments expected during the next five years with respect to BNSF’s borrowings as of September 30, 2010 are as follows (in millions):  2010 - $380; 2011 - $695; 2012 - $521; 2013 - $453; and 2014 - $646.

	Average Interest Rate	September 30, 2010	December 31, 2009
Finance and financial products:
Issued by Berkshire Hathaway Finance Corporation (“BHFC”)	4.2%	$11,538	$12,051
Issued by other subsidiaries due 2010-2036	5.3%	3,009	1,718
		$14,547	$13,769

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

Our subsidiaries have approximately $6.4 billion of available unused lines of credit and commercial paper capacity in the aggregate at September 30, 2010, to support our short-term borrowing programs and provide additional liquidity. Generally, Berkshire’s guarantee of a subsidiary’s debt obligation is an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all present and future payment obligations.

Note 15.    Fair value measurements

The estimated fair values of our financial instruments are shown in the following table (in millions). The carrying values of cash and cash equivalents, accounts receivable and accounts payable, accruals and other liabilities are deemed to be reasonable estimates of their fair values.

	Carrying Value		Fair Value
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Investments in fixed maturity securities	$36,353	$37,131	$36,353	$37,131
Investments in equity securities	57,594	59,034	57,594	59,034
Other investments	25,404	32,600	26,634	34,540
Loans and finance receivables	15,406	13,989	14,196	12,415
Derivative contract assets (1)	565	454	565	454

Notes payable and other borrowings:
Insurance and other	12,151	4,561	12,543	4,669
Railroad, utilities and energy	31,965	19,579	35,538	20,868
Finance and financial products	14,547	13,769	15,535	14,355

Derivative contract liabilities:
Railroad, utilities and energy (2)	694	581	694	581
Finance and financial products	11,052	9,269	11,052	9,269

(1)	Included in Other assets

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

Notes To Consolidated Financial Statements (Continued)

Note 15.    Fair value measurements (Continued)

Level 2 – Inputs include directly or indirectly observable inputs (other than Level 1 inputs) such as quoted prices for similar assets or liabilities exchanged in active or inactive markets; quoted prices for identical assets or liabilities exchanged in inactive markets; other inputs that may be considered in fair value determinations of the assets or liabilities, such as interest rates and yield curves, volatilities, prepayment speeds, loss severities, credit risks and default rates; and inputs that are derived principally from or corroborated by observable market data by correlation or other means. Fair values for our investments in fixed maturity securities are primarily based on price evaluations which incorporate market prices for identical instruments in inactive markets and market data available for instruments with similar characteristics. Pricing evaluations generally reflect discounted expected future cash flows, which incorporate yield curves for instruments with similar characteristics, such as credit rating, estimated duration, and yields for other instruments of the issuer or entities in the same industry sector.

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

	Total Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2010
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$2,250	$549	$1,697	$4
States, municipalities and political subdivisions	3,703	—	3,702	1
Foreign governments	12,025	5,864	6,057	104
Corporate bonds	14,920	—	14,223	697
Mortgage-backed securities	3,455	—	3,454	1
Investments in equity securities	57,594	57,483	90	21
Other investments	17,952	—	—	17,952

Net derivative contract (assets)/liabilities:
Railroad, utilities and energy	444	15	102	327
Finance and financial products:
Equity index put options	9,628	—	—	9,628
Credit default obligations	1,065	—	—	1,065
Other	44	—	52	(8)

December 31, 2009
Investments in fixed maturity securities	$37,131	$5,407	$30,806	$918
Investments in equity securities	59,034	58,640	90	304
Other investments	18,562	—	—	18,562

Net derivative contract (assets)/liabilities:
Railroad, utilities and energy	393	(1)	35	359
Finance and financial products	9,003	—	166	8,837

Notes To Consolidated Financial Statements (Continued)

Note 15.    Fair value measurements (Continued)

Reconciliations of assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the first nine months of 2010 and 2009 follow (in millions).

	Investments in fixed maturity securities	Investments in equity securities	Other investments	Net derivative contract liabilities
Balance at December 31, 2009	$918	$304	$18,562	$(9,196)
Gains (losses) included in:
Earnings *	—	—	—	(1,914)
Other comprehensive income	30	(22)	(610)	—
Regulatory assets and liabilities	—	—	—	(35)
Purchases, sales, issuances and settlements	(1)	(1)	—	130
Transfers into (out of) Level 3	(140)	(260)	—	3
Balance at September 30, 2010	$807	$21	$17,952	$(11,012)

Balance at December 31, 2008	$639	$328	$8,223	$(14,519)
Gains (losses) included in:
Earnings *	1	—	—	2,584
Other comprehensive income	54	15	5,139	(1)
Regulatory assets and liabilities	—	—	—	67
Purchases, sales, issuances and settlements	291	(1)	5,637	1,677
Transfers into (out of) Level 3	—	(1)	—	(23)
Balance at September 30, 2009	$985	$341	$18,999	$(10,215)

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

Changes in issued and outstanding Berkshire common stock during the first nine months of 2010 are shown in the table below.

	Class A, $5 Par Value	Class B, $0.0033 Par Value
	(1,650,000 shares authorized) Shares Issued and Outstanding	(3,225,000,000 shares authorized) Shares Issued and Outstanding
Balance December 31, 2009	1,055,281	744,701,300
Shares issued in the acquisition of BNSF (See Note 3)	80,931	20,976,621
Conversions of Class A common stock to Class B common stock and other issuance of Class B common stock	(174,684)	263,951,401
Balance September 30, 2010	961,528	1,029,629,322

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

On an equivalent Class A common stock basis, there were 1,647,948 shares outstanding as of September 30, 2010 and 1,551,749 shares outstanding as of December 31, 2009. The Class B stock split had no effect on the number of equivalent Class A common shares outstanding. In addition to our common stock, 1,000,000 shares of preferred stock are authorized, but none are issued and outstanding.

Notes To Consolidated Financial Statements (Continued)

Note 17.    Business segment data

Revenues by segment for the third quarter and first nine months of 2010 and 2009 were as follows (in millions).

	Third Quarter		First Nine Months
	2010	2009	2010		2009
Operating Businesses:
Insurance group:
Premiums earned:
GEICO	$3,606	$3,448	$10,614		$10,103
General Re	1,396	1,476	4,209		4,281
Berkshire Hathaway Reinsurance Group	3,618	1,229	7,271		5,526
Berkshire Hathaway Primary Group	434	442	1,250		1,353
Investment income	1,226	1,426	4,028		4,289
Total insurance group	10,280	8,021	27,372		25,552
Burlington Northern Santa Fe	4,391	—	10,558	*	—
Finance and financial products	1,051	1,079	3,177		3,071
Marmon	1,525	1,306	4,484		3,846
McLane Company	8,611	8,170	24,334		23,027
MidAmerican	2,824	2,812	8,473		8,416
Other businesses	7,122	6,479	20,833		18,510
	35,804	27,867	99,231		82,422
Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	312	1,817	248		(836)
Eliminations and other	158	220	541		709
	$36,274	$29,904	$100,020		$82,295

Earnings before income taxes and equity method earnings for the third quarter and first nine months of 2010 and 2009 by segment follows (in millions).

	Third Quarter		First Nine Months
	2010	2009	2010	2009
Operating Businesses:
Insurance group:
Underwriting:
GEICO	$289	$200	$917	$459
General Re	201	186	384	446
Berkshire Hathaway Reinsurance Group	(237)	141	(68)	—
Berkshire Hathaway Primary Group	52	7	133	40
Net investment income	1,218	1,412	3,995	4,248
Total insurance group	1,523	1,946	5,361	5,193
Burlington Northern Santa Fe	1,127	—	2,577 *	—
Finance and financial products	140	119	406	346
Marmon	212	194	621	526
McLane Company	89	64	278	273
MidAmerican	416	441	1,149	1,146
Other businesses	844	350	2,287	757
	4,351	3,114	12,679	8,241
Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	312	1,817	248	(836)
Interest expense, excluding interest allocated to operating businesses	(53)	(26)	(155)	(77)
Eliminations and other	(76)	(66)	(202)	(241)
	$4,534	$4,839	$12,570	$7,087

*	Includes revenues and earnings from acquisition date of February 12, 2010.

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

In connection with the SEC settlement, which concerns the AIG Transaction, as well as a separate series of interrelated transactions with Prudential Financial, Inc. during the period 1997 through 2002, General Re is permanently enjoined from aiding and abetting any violations of the books and records and internal controls provisions of Sections 13(b)(2)(A) and 13(b)(2)(B) of the Securities Act of 1934, as amended, and paid $12.2 million in disgorgement and prejudgment interest (the “SEC Amount”) to the SEC. General Re also agreed not to take any action or make or permit any public statement denying any allegations in the SEC’s complaint or creating the impression that the complaint is without factual basis, although this obligation does not affect General Re’s testimonial obligations or right to take legal or factual positions in litigation or other legal proceedings in which the SEC is not a party. If General Re breaches this agreement, the SEC may petition to vacate the General Re judgment and restore its action against General Re. On February 12, 2010, Liberty Mutual Insurance Company (“Liberty Mutual”), which previously acquired Prudential Financial’s property and casualty business and claims to be entitled to the SEC Amount as a result of its own alleged damages, filed a motion seeking to intervene in this matter and requiring the SEC to hold the SEC Amount separate pending a resolution. The court has not yet ruled on that motion.  On April 2, 2010, Liberty Mutual informed the court that, as a result of successful mediation, Liberty Mutual’s pending motion to intervene was moot, and that after a written settlement agreement was executed, the parties would submit to the court an appropriate stipulation to withdraw with prejudice Liberty Mutual’s motion to intervene, and to request the court release the SEC from any further obligation to segregate the amount paid by General Re. On May 26, 2010, the court entered an Order indicating that its Final Judgment dated January 26, 2010 shall remain unchanged and that Liberty Mutual’s motion to intervene is withdrawn with prejudice.

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

	Third Quarter		First Nine Months
	2010	2009	2010		2009
Insurance – underwriting	$199	$346	$887		$614
Insurance – investment income	873	1,018	2,949		3,285
Railroad	706	—	1,591	*	—
Utilities and energy	331	346	787		802
Manufacturing, service and retailing	645	336	1,793		833
Finance and financial products	84	77	250		214
Other	(51)	(68)	(174)		(208)
Investment and derivative gains/losses	202	1,183	507		(541)
Net earnings attributable to Berkshire	$2,989	$3,238	$8,590		$4,999

*	Earnings are for the period between February 12 and September 30, 2010.

Our operating businesses are managed on an unusually decentralized basis. There are essentially no centralized or integrated business functions (such as sales, marketing, purchasing, legal or human resources) and there is minimal involvement by our corporate headquarters in the day-to-day business activities of the operating businesses. Our corporate senior management team participates in and is ultimately responsible for significant capital allocation decisions, investment activities and the selection of the Chief Executive to head each of the operating businesses. The business segment data (Note 17 to the Consolidated Financial Statements) should be read in conjunction with this discussion.

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

Over the last half of 2008 and throughout 2009, operating results of many of our businesses were adversely impacted by the world-wide economic recession. While our two largest business segments, which in 2009 were insurance and utilities, remained strong and operating results were not negatively impacted in any significant way by the recession, earnings throughout 2009 for most of our diverse group of manufacturing, service and retailing businesses declined. The effects from the economic recession resulted in lower sales volume and profit margins as consumers significantly curtailed spending, particularly for discretionary items. In 2010, operating results for many of our manufacturing, service and retailing businesses improved versus 2009 reflecting some stabilization of economic conditions.

Our after-tax investment and derivative gains for the third quarter and first nine months of 2010 were $202 million and $507 million, respectively.  In the first quarter of 2010, we recognized a one-time holding gain of $979 million related to our acquisition of BNSF.  In the third quarter and first nine months of 2010, we incurred losses from increases in the estimated liabilities of our equity index put option contracts and realized gains from the decreases in estimated liabilities of our credit default contracts and the dispositions of equity and fixed maturity investments. In 2009, we realized after-tax investment and derivative gains of $1,183 million in the third quarter and losses of $541 million in the first nine months. The gains and losses primarily derived from credit default contracts, dispositions of equity securities, non-cash other-than-temporary impairment charges with respect to equity securities and changes in estimated fair values of long duration equity index put option contracts. Changes in the equity and credit markets from period to period can and have caused significant volatility in periodic earnings.

In response to the crises in the financial markets and the global recession, the U.S. government and governments around the world are taking measures to regulate financial institutions, stabilize financial markets (including over-the-counter derivatives markets) and stimulate economic activity. In the United States, regulatory reform legislation known as the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law on July 21, 2010.  While we believe that general economic conditions will improve over time, the ultimate impact these governmental actions will have on us is not entirely certain at this time. Our operating companies have taken and will continue to take actions as necessary to manage through the current economic situation and to improve our operations for the long-term. We continue to believe that the economic franchises of our operating businesses remain intact. We are hopeful that recent economic improvements will continue over the remainder of 2010 and beyond.

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

Our management views insurance businesses as possessing two distinct operations – underwriting and investing. Underwriting decisions are the responsibility of the unit managers; investing is the primary responsibility of Berkshire’s Chairman and CEO, Warren E. Buffett. Accordingly, we evaluate performance of underwriting operations without any allocation of investment income.

Our periodic underwriting results can be affected significantly by changes in estimates for unpaid losses and loss adjustment expenses, including amounts established for occurrences in prior years. In addition, the timing and amount of catastrophe losses can produce significant volatility in our periodic underwriting results. Our underwriting results also include significant unrealized foreign currency transaction gains and losses arising from the periodic revaluation of certain non-U.S. Dollar denominated reinsurance liabilities into U.S. Dollars as a result of foreign currency exchange rate fluctuations.

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

Underwriting results from our insurance businesses are summarized below. Amounts are in millions.

	Third Quarter		First Nine Months
Underwriting gain (loss) attributable to:	2010	2009	2010	2009
GEICO	$289	$200	$917	$459
General Re	201	186	384	446
Berkshire Hathaway Reinsurance Group	(237)	141	(68)	—
Berkshire Hathaway Primary Group	52	7	133	40
Pre-tax underwriting gain	305	534	1,366	945
Income taxes and noncontrolling interests	106	188	479	331
Net underwriting gain	$199	$346	$887	$614

GEICO

Through GEICO, we primarily write private passenger automobile insurance, offering coverages to insureds in all 50 states and the District of Columbia. GEICO’s policies are marketed mainly by direct response methods in which customers apply for coverage directly to the company via the Internet or over the telephone. This is a significant element in our strategy to be a low-cost auto insurer. In addition, we strive to provide excellent service to customers, with the goal of establishing long-term customer relationships. GEICO’s underwriting results are summarized below. Dollars are in millions.

	Third Quarter				First Nine Months
	2010		2009		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums earned	$3,606	100.0	$3,448	100.0	$10,614	100.0	$10,103	100.0
Losses and loss adjustment expenses	2,685	74.5	2,636	76.5	7,821	73.7	7,798	77.2
Underwriting expenses	632	17.5	612	17.7	1,876	17.7	1,846	18.3
Total losses and expenses	3,317	92.0	3,248	94.2	9,697	91.4	9,644	95.5
Pre-tax underwriting gain	$289		$200		$917		$459

Premiums earned in the third quarter and first nine months of 2010 increased $158 million (4.6%) and $511 million (5.1%), respectively, over the corresponding 2009 periods. The growth in premiums earned for voluntary auto was 5.1% for the first nine months of 2010, reflecting a 4.4% increase in policies-in-force over the past year. Premiums earned in 2010 also reflected a slight increase in average premiums per policy compared to 2009. Voluntary auto new business sales in the first nine months of 2010 declined 8.4% from the very high levels during the first nine months of 2009 when new business sales increased 18.2%. Voluntary auto policies-in-force at September 30, 2010 were 398,000 greater than at December 31, 2009. During October 2010, an additional 75,000 voluntary auto policies-in-force were added as compared to about 30,000 in October 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance —Underwriting (Continued)

GEICO (Continued)

Losses and loss adjustment expenses incurred in the third quarter and first nine months of 2010 increased slightly over amounts incurred in the corresponding 2009 periods. The loss ratio was 73.7% in the first nine months of 2010 compared to 77.2% in 2009. The lower loss ratio in 2010 reflected the impact of increased premium volume and changes in claim frequencies and severities. Claims frequencies in 2010 for property damage and collision coverages increased in the one to two percent range versus 2009 while frequencies for comprehensive coverages rose in the five to seven percent range over 2009 due to higher numbers of glass claims. Injury claims frequencies increased in the two to four percent range versus 2009.  Claim severities in 2010 for physical damage coverages rose in the one to three percent range over 2009, while injury severities increased in the three to six percent range.  Incurred losses from catastrophe events in the first nine months of 2010 were $79 million compared to $73 million in the first nine months of 2009.  Underwriting expenses incurred in the first nine months of 2010 were relatively unchanged versus 2009.

General Re

Through General Re, we conduct a reinsurance business offering property and casualty and life and health coverages to clients worldwide. We write property and casualty reinsurance in North America on a direct basis through General Reinsurance Corporation and internationally through Germany-based General Reinsurance AG (formerly named Cologne Re) and other wholly-owned affiliates. Property and casualty reinsurance is also written through brokers with respect to Faraday in London. Life and health reinsurance is written in North America through General Re Life Corporation and internationally through General Reinsurance AG. General Re strives to generate underwriting profits in essentially all of its product lines, without consideration of investment income. Our management does not evaluate underwriting performance based upon market share and our underwriters are instructed to reject inadequately priced risks. General Re’s underwriting results are summarized in the following table. Amounts are in millions.

	Premiums earned				Pre-tax underwriting gain
	Third Quarter		First Nine Months		Third Quarter		First Nine Months
	2010	2009	2010	2009	2010	2009	2010	2009
Property/casualty	$748	$820	$2,194	$2,397	$119	$107	$222	$298
Life/health	648	656	2,015	1,884	82	79	162	148
	$1,396	$1,476	$4,209	$4,281	$201	$186	$384	$446

Property/casualty

Property/casualty premiums earned in the third quarter and first nine months of 2010 declined $72 million (8.8%) and $203 million (8.5%), respectively, versus the corresponding 2009 periods. Excluding the effects of foreign currency exchange rate changes, premiums earned in the first nine months of 2010 declined $177 million (7.4%), due to decreased volume in all regions but primarily in broker market property business and European treaty business. Price competition in most property and casualty lines has led to decreases in premium volume, as underwriters maintain discipline by rejecting inadequately priced offerings. Increased price competition and capacity within the industry could continue to constrain premium volume during the remainder of 2010 and in 2011.

Underwriting gains were $119 million in the third quarter and $222 million for the first nine months of 2010. For the first nine months of 2010, our casualty/workers’ compensation business generated gains of $138 million, while our property business produced gains of $84 million. The underwriting gains from the casualty/workers’ compensation business reflected overall reductions in prior years’ loss reserve estimates. The property results in 2010 included $304 million of catastrophe losses primarily from the Chilean and New Zealand earthquakes and storm or weather-related losses in Europe, Australia and New England.  The timing and magnitude of catastrophe and large individual losses produces significant volatility in periodic underwriting results.

Underwriting gains were $107 million in the third quarter and $298 million for the first nine months of 2009.  Underwriting gains for the first nine months of 2009 included gains of $260 million from our property business and $38 million from casualty/workers’ compensation business.  The property results in 2009 included $80 million of losses from catastrophes, including winter storm Klaus in Europe, the Victoria bushfires in Australia and an earthquake in Italy. The underwriting gains from casualty/workers’ compensation businesses reflected the overall reductions in estimated prior years’ loss reserves.

Life/health

Premiums earned in the third quarter and the first nine months of 2010 were $648 million and $2,015 million, respectively, a decrease of $8 million (1.2%) and an increase of $131 million (7.0%) from the 2009 corresponding periods.  Adjusting for the effects of foreign currency exchange rate changes, premiums earned for the first nine months of 2010 increased $143 million (7.6%) over 2009, primarily due to increased life business in regions outside of the United States. Underwriting results for life/health operations produced underwriting gains of $82 million in the third quarter and $162 million for the first nine months of 2010.  The life/health operations generated underwriting gains of $79 million in the third quarter and $148 million for the first nine months of 2009.  The underwriting gains in 2010 and 2009 are principally due to favorable mortality experience across almost all regions in our international life business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance —Underwriting (Continued)

Berkshire Hathaway Reinsurance Group

Through the Berkshire Hathaway Reinsurance Group, we underwrite excess-of-loss reinsurance and quota-share coverages on property and casualty risks for insurers and reinsurers worldwide. BHRG’s business includes catastrophe excess-of-loss reinsurance and excess primary and facultative reinsurance for large or otherwise unusual discrete property risks referred to as individual risk. BHRG also writes retroactive reinsurance, which provides indemnification of losses and loss adjustment expenses with respect to past loss events. Other multi-line business refers to other property and casualty business written on both a quota-share and excess basis. Beginning in 2010, BHRG’s underwriting activities include life reinsurance as well as a life annuity business, which in previous years was included in the finance and financial products segment. Amounts for 2009 periods have been reclassified to conform to current year presentations. BHRG’s underwriting results are summarized in the table below. Amounts are in millions.

	Premiums earned				Pre-tax underwriting gain/loss
	Third Quarter		First Nine Months		Third Quarter		First Nine Months
	2010	2009	2010	2009	2010	2009	2010	2009
Catastrophe and individual risk	$151	$197	$477	$692	$63	$271	$290	$593
Retroactive reinsurance	2,258	—	2,610	1,886	(84)	(137)	(313)	(339)
Other multi-line	791	1,032	2,462	2,948	(182)	33	118	(175)
Life and annuity	418	—	1,722	—	(34)	(26)	(163)	(79)
	$3,618	$1,229	$7,271	$5,526	$(237)	$141	$(68)	$—

Premiums earned in the first nine months of 2010 from catastrophe and individual risk contracts declined $215 million (31%) versus the first nine months of 2009. The level of business that we write in a given period will vary significantly due to changes in market conditions and our management’s assessment of the adequacy of premium rates. We have constrained the volume of business written in 2010 as premium rates have not been attractive enough to warrant increasing volume.  However, we have the capacity and willingness to write substantially more business when appropriate pricing can be obtained.  Catastrophe and individual risk underwriting results for the first nine months of 2010 included estimated losses of $158 million, which were primarily from the Chilean earthquake in February and the Gulf of Mexico BP Deepwater Horizon oil rig explosion in April. There were no significant losses from catastrophe events in the first nine months of 2009.  In addition, underwriting results for the third quarter of 2009 included reductions in estimated loss reserves as a result of lowering estimates of ultimate losses from hurricanes that occurred in 2004 and 2005.

Retroactive reinsurance policies generally provide very large, but limited, indemnification of unpaid losses and loss adjustment expenses with respect to past loss events that are generally expected to be paid over long periods of time. Premiums earned in the third quarter of 2010 included approximately $2.25 billion from a contract with Continental Casualty Company, a subsidiary of CNA Financial Corporation, and several of its other insurance subsidiaries (collectively the “CNA Companies”). Under the terms of the reinsurance agreement, BHRG assumed certain asbestos and environmental pollution liabilities of the CNA Companies subject to an aggregate limit of indemnification of $4 billion of covered losses and allocated loss adjustment expenses. The premiums earned related to this contract were offset by a corresponding amount of losses incurred (comprised of estimated loss reserves of approximately $2.45 billion less a deferred charge asset of approximately $200 million), thus resulting in no immediate impact on pre-tax underwriting results. Premiums earned from retroactive reinsurance in 2009 included 2 billion Swiss Francs (approximately $1.7 billion) from an adverse loss development contract with Swiss Reinsurance Company Ltd. and its affiliates (“Swiss Re”) covering substantially all of Swiss Re’s non-life insurance losses and allocated loss adjustment expenses for loss events occurring prior to January 1, 2009. At September 30, 2010, unamortized deferred charges for all of BHRG’s retroactive contracts were approximately $3.65 billion and gross unpaid losses were approximately $19.7 billion. Deferred charges are amortized over the expected loss settlement periods.

Premiums earned in the first nine months of 2010 from our other multi-line business were $2,462 million, a decrease of $486 million (16%) versus 2009. Premiums earned during the first nine months of 2010 and 2009 included $1,726 million and $2,034 million, respectively, from a five-year 20% quota-share contract with Swiss Re covering substantially all of Swiss Re’s property/casualty risks incepting from January 1, 2008. Excluding the Swiss Re quota-share contract, other multi-line business premiums earned during the first nine months of 2010 declined $178 million (19%) versus 2009. Other multi-line business produced underwriting gains in the first nine months of $118 million in 2010 and underwriting losses of $175 million in 2009. Underwriting results in 2010 included estimated catastrophe losses of approximately $257 million, primarily from the Chilean earthquake and the Gulf of Mexico BP Deepwater Horizon oil rig explosion. There were no significant catastrophe losses in the first nine months of 2009. Underwriting results from other multi-line business in 2010 included foreign currency transaction losses of $181 million in the third quarter and $4 million in the first nine months.  In 2009, underwriting results included foreign currency transaction gains of $60 million in the third quarter and losses of $305 million in the first nine months.  These non-cash gains and losses arise from the conversion of certain reinsurance loss reserves and other liabilities denominated in foreign currencies into U.S. Dollars as of the balance sheet dates.  The periodic gains and losses primarily reflect the relative strengthening (gains) and weakening (losses) of the U.S. Dollar versus the U.K. Pound Sterling, the Euro and the Australian Dollar.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance —Underwriting (Continued)

Berkshire Hathaway Reinsurance Group (Continued)

In January 2010, BHRG entered in to a life reinsurance contract with Swiss Re Life & Health America Inc. (“SRLHA”). Under the agreement, BHRG assumed the liabilities and subsequent renewal premiums associated with a closed block of yearly renewable term reinsurance business reinsuring permanent and term products and universal life products written, assumed or subsequently acquired by SRLHA. BHRG assumes the mortality risk on the underlying lives with respect to the SRLHA business effective as of October 1, 2009, until the underlying yearly renewable term reinsured policy non-renews or the insurer ceding the business to SRLHA recaptures the business.  Substantially all of the life and annuity premiums earned in the first nine months of 2010 were from this contract. The agreement is expected to remain in-force for several decades and, over time, is expected to result in substantial premiums earned and life benefits incurred.  Underwriting results in the first nine months of 2010 included losses of $79 million from this contract.  The underwriting results in 2010 and 2009 of the life and annuity business also included periodic interest charges arising from accretion of discounted annuity reserves. At September 30, 2010, the net reserves for life and annuity benefits were approximately $2.3 billion.

Berkshire Hathaway Primary Group

Premiums earned in the first nine months by our various primary insurers were $1,250 million in 2010 and $1,353 million in 2009. Premium volume of our primary insurers, in general, has been and continues to be constrained by soft market conditions and as a result, we are accepting less business. For the first nine months of 2010 and 2009, our primary insurers produced underwriting gains of $133 million and $40 million, respectively. The improvement in underwriting results was primarily due to reductions in estimated prior years’ loss reserves in the medical malpractice business and lower loss ratios of the Berkshire Hathaway Homestate Companies.

Insurance—Investment Income

A summary of net investment income of our insurance operations follows. Amounts are in millions.

	Third Quarter		First Nine Months
	2010	2009	2010	2009
Investment income before taxes, noncontrolling interests and equity method earnings	$1,218	$1,412	$3,995	$4,248
Income taxes and noncontrolling interests	345	505	1,096	1,270
Net investment income before equity method earnings	873	907	2,899	2,978
Equity method earnings	—	111	50	307
Net investment income	$873	$1,018	$2,949	$3,285

Investment income consists of interest and dividends earned on cash and cash equivalents and investments attributable to our insurance businesses. Net investment income before equity method earnings in 2010 declined $34 million for the third quarter and $79 million for the first nine months, respectively, compared with the corresponding 2009 periods.  For the first nine months of 2010, the comparative increases in investment income attributable to the investments in the 12% Swiss Re capital instrument acquired in March 2009 and the 8.5% Dow Preferred stock acquired in April 2009 were more than offset by lower dividends earned from our investments in Wells Fargo common stock, the impact of a gain in 2009 of about $100 million from a short-term currency transaction made in anticipation of the Swiss Re capital instrument investment and a decline in interest earned. On November 3, 2010, an agreement was entered into with Swiss Re providing for the redemption of the capital instrument for aggregate consideration of approximately 3.9 billion CHF. In addition, our investment in 10% GS Preferred may be redeemed at the option of Goldman Sachs at any time and our investment in 10% GE Preferred may be redeemed at the option of General Electric beginning in October 2011. Based on current market conditions, reinvestment of any redemption proceeds would likely generate significantly lower investment income in the future.

Insurance investment income also includes earnings from equity method investments (BNSF and Moody’s). Equity method earnings represented our proportionate share of the net earnings of these companies. As a result of a reduction of our ownership of Moody’s in July of 2009, we discontinued the use of the equity method for our investment in Moody’s as of the beginning of the third quarter of 2009. As a result of our acquisition of the remaining outstanding stock of BNSF on February 12, 2010, we discontinued the use of the equity method and BNSF’s accounts are included in our Consolidated Financial Statements beginning as of that date. Dividends received on equity method investments are not reflected in our earnings.

In 2010, insurance investment income, invested assets and policyholder float include amounts related to our life annuity business. In prior years, this business and its results were included in the finance and financial products segment. Amounts for 2009 periods have been reclassified to conform to current year presentations.

Invested assets derive from shareholder capital and reinvested earnings as well as net liabilities under insurance contracts or “float.” The major components of float are unpaid losses, life, annuity and health benefit liabilities, unearned premiums and other liabilities to policyholders less premiums and reinsurance receivables, deferred charges assumed under retroactive reinsurance contracts and deferred policy acquisition costs. Float approximated $66 billion and $63 billion at September 30, 2010 and December 31, 2009, respectively. The cost of float, as represented by the ratio of underwriting gain or loss to average float, was negative in 2010 and 2009, as our insurance business generated underwriting gains in each period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Investment Income (Continued)

A summary of cash and investments held in our insurance businesses follows. Amounts are in millions.

	September 30,	December 31,
	2010	2009
Cash and cash equivalents	$23,629	$18,655
Equity securities	55,050	56,289
Fixed maturity securities	34,382	35,537
Other *	22,151	29,240
	$135,212	$139,721

*
Other investments include the investments in Wrigley, Goldman Sachs, General Electric, Swiss Re and Dow. At December 31, 2009, other investments also included our 22.5% interest in BNSF which was then accounted for under the equity method.

Fixed maturity investments as of September 30, 2010 were as follows. Amounts are in millions.

	Amortized cost	Unrealized gains/losses	Fair value
U.S. Treasury, U.S. government corporations and agencies	$2,182	$68	$2,250
States, municipalities and political subdivisions	3,440	263	3,703
Foreign governments	11,038	323	11,361
Corporate bonds, investment grade	5,683	881	6,564
Corporate bonds, non-investment grade	6,740	809	7,549
Mortgage-backed securities	2,653	302	2,955
	$31,736	$2,646	$34,382

As of September 30, 2010, all U.S. government obligations were rated AAA by the major rating agencies and approximately 86% of all state, municipal and political subdivisions, foreign government obligations and mortgage-backed securities were rated AA or higher. Non-investment grade securities represent securities that are rated below BBB- or Baa3.

Railroad (“Burlington Northern Santa Fe”)

We acquired control of Burlington Northern Santa Fe Corporation (“BNSF”) on February 12, 2010. BNSF’s revenues and operating results are included in our consolidated results beginning as of that date. In 2009 and for the period between January 1, 2010 and February 12, 2010, we accounted for our interest in BNSF pursuant to the equity method. Our share of BNSF’s earnings for those periods is included in net investment income of our insurance group.  Earnings of BNSF for the period between February 12, 2010 and September 30, 2010 are summarized below (in millions).

	Third quarter 2010	Feb. 12, 2010 to September 30, 2010
Revenues	$4,391	$10,558
Operating expenses	3,132	7,676
Interest expense	132	305
	3,264	7,981
Pre-tax earnings	1,127	2,577
Income taxes	421	986
Net earnings	$706	$1,591

BNSF operates one of the largest railroad systems in North America with approximately 32,000 route miles of track in 28 states and two Canadian provinces. BNSF’s major business groups are classified by product shipped and include consumer products, coal, industrial products and agricultural products. The discussion that follows compares BNSF’s results for the three months and nine months ending September 30, 2010 to the same periods in 2009.

Revenues during the third quarter and first nine months of 2010 were $4,391 million and $12,349 million, respectively, representing increases of $796 million (22%) and $2,014 million (19%), respectively, over 2009. The increases in revenues were primarily due to increased industrial products, agricultural and consumer products freight volume.  The increases in freight revenues also reflected overall increased yields (revenue per car/unit) as well as comparative increases in fuel surcharges of $211 million in the third quarter and $563 million for the first nine months. Coal freight revenues in the first nine months of 2010 increased due to higher yields, partially offset by lower unit volumes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Railroad (“Burlington Northern Santa Fe”) (Continued)

Operating expenses in 2010 were $3,132 million for the third quarter and $9,018 million for the first nine months, representing increases of $437 million (16%) and $1,045 million (13%), respectively, over 2009. Fuel costs increased $142 million in the third quarter and $440 million in the first nine months primarily due to higher prices. Compensation and benefits expense increased $147 million in the third quarter and $400 million in the first nine months. The increases were primarily due to increased accruals reflecting improved performance against targets related to incentive compensation and profit sharing, as well as revaluation adjustments related to certain equity awards outstanding as of the acquisition date, increased health and welfare expenses and wage increases.  Operating expenses in 2010 also reflected increased depreciation and amortization expense versus 2009.

Utilities and Energy (“MidAmerican”)

Revenues and earnings from MidAmerican are summarized below. Amounts are in millions.

	Third Quarter				First Nine Months
	Revenues		Earnings		Revenues		Earnings
	2010	2009	2010	2009	2010	2009	2010	2009
PacifiCorp	$1,187	$1,171	$217	$231	$3,389	$3,343	$614	$575
MidAmerican Energy Company	938	818	105	81	2,907	2,724	233	229
Natural gas pipelines	210	210	59	67	697	770	252	337
U.K. utilities	186	216	102	72	584	608	243	202
Real estate brokerage	260	323	9	29	811	791	38	42
Other	43	74	8	40	85	180	12	(1)
	$2,824	$2,812			$8,473	$8,416
Earnings before corporate interest and income taxes			500	520			1,392	1,384
Corporate interest			(84)	(79)			(243)	(238)
Interest on Berkshire junior debt			(7)	(13)			(25)	(47)
Income taxes and noncontrolling interests			(45)	(52)			(265)	(235)
Net earnings			$364	$376			$859	$864
Earnings attributable to Berkshire *			$331	$346			$787	$802
Debt owed to others at September 30							$19,582	$19,564
Debt owed to Berkshire at September 30							$186	$420

*	Net of noncontrolling interests and includes interest earned by Berkshire (net of related income taxes).

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

PacifiCorp’s revenues in the third quarter and first nine months of 2010 increased $16 million (1%) and $46 million (1%), respectively, over the same periods in 2009.  Revenue increases in 2010 reflected higher retail revenues and sales of renewable energy credits offset by lower wholesale revenues.  Earnings before corporate interest and taxes (“EBIT”) in 2010 declined $14 million (6%) in the third quarter and increased $39 million (7%) in the first nine months compared to the corresponding periods in 2009.  Despite the increase in revenues in the third quarter, EBIT declined as a result of higher energy costs. The comparative increase in EBIT during the first nine months reflected increased margins resulting from the revenue increases and lower energy costs (due to declines in the cost and amount of purchased electricity) and higher capitalized interest on equity and borrowed funds.

MidAmerican Energy Company’s (“MEC”) revenues in the third quarter and first nine months of 2010 increased $120 million (15%) and $183 million (7%), respectively, compared to 2009. The comparative increases were principally attributable to higher retail electricity revenues as a result of increased electricity demand primarily due to favorable weather conditions and customer growth. EBIT of MEC in the third quarter of 2010 increased $24 million (30%) compared to 2009 and was primarily due to higher electric margins. For the first nine months of 2010, EBIT was relatively unchanged from 2009. Comparatively higher energy costs and lower wholesale electricity prices, as well as maintenance costs incurred to repair storm damage and higher depreciation expense during the first six months of 2010 substantially offset the third quarter increase in EBIT.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Utilities and Energy (“MidAmerican”) (Continued)

Natural gas pipelines revenues and EBIT in the first nine months of 2010 declined $73 million (9%) and $85 million (25%), respectively, from the first nine months of 2009. These declines were due to unfavorable market conditions, particularly over the first half of the year, which led to lower volumes and decreased transportation and storage revenues.  Revenues of U.K. utilities decreased in 2010 periods primarily as a result of lower contracting revenues and foreign currency exchange rate changes. EBIT of U.K. utilities in 2010 includes a $45 million gain from the disposition of an Australian affiliate in the third quarter.

Real estate brokerage revenues in the third quarter of 2010 decreased $63 million (20%) versus 2009, due to a 27% comparative decline in closed transactions as the home buyer tax credit expired in the second quarter of 2010. The decline in brokerage revenues was the primary driver in the $20 million decline in EBIT for the third quarter of 2010 versus 2009.  For the first nine months of 2010 real estate brokerage revenues increased $20 million (3%), while EBIT declined $4 million (10%).

Other EBIT in the first nine months of 2009 included a gain of $37 million associated with the Constellation Energy common stock investment and also included $125 million in stock-based compensation expense as a result of the exercise of the last remaining stock options that had been granted to certain members of management at the time of our acquisition of MidAmerican in 2000. Income taxes and noncontrolling interests in the first nine months of 2010 included an after-tax charge of $59 million for an unfavorable verdict in connection with litigation associated with the noncontrolling ownership interest of a hydroelectric project in the Philippines.  The verdict is subject to motions for appeal.

Manufacturing, Service and Retailing

A summary of revenues and earnings of our manufacturing, service and retailing businesses follows. Amounts are in millions.

	Third Quarter				First Nine Months
	Revenues		Earnings		Revenues		Earnings
	2010	2009	2010	2009	2010	2009	2010	2009
Marmon	$1,525	$1,306	$212	$194	$4,484	$3,846	$621	$526
McLane Company	8,611	8,170	89	64	24,334	23,027	278	273
Other manufacturing	4,659	4,300	585	344	13,368	11,939	1,462	776
Other service	1,811	1,538	244	(5)	5,456	4,616	750	(67)
Retailing	652	641	15	11	2,009	1,955	75	48
	$17,258	$15,955			$49,651	$45,383
Pre-tax earnings			$1,145	$608			$3,186	$1,556
Income taxes and noncontrolling interests			500	272			1,393	723
			$645	$336			$1,793	$833

Marmon

Through Marmon, we operate approximately 130 manufacturing and service businesses that operate independently within eleven diverse business sectors. Marmon’s revenues for the third quarter and first nine months of 2010 were $1,525 million and $4,484 million, respectively, which represented increases of approximately 17% over the revenues in 2009 periods. About one-half of the third quarter revenue increase was the result of increased copper prices, the cost of which is passed to customers with no margin.  The balance of the revenue increase in 2010 was associated with a gradual rebound in other sectors as Marmon’s end markets improved from 2009’s low levels.

Earnings for the third quarter and first nine months of 2010 increased $18 million (9%) and $95 million (18%), respectively, over the corresponding 2009 periods. With the exception of Distribution Services, all sectors had improvement in earnings for the first nine months of 2010.  Earnings as a percent of revenues in the third quarter of 2010 decreased from 14.9% of revenues in the third quarter of 2009 to 13.9%, while the first nine months of 2010 saw an increase to 13.8% from 13.7% in 2009.  Earnings as a percentage of revenues in the third quarter of 2010 was significantly impacted by the increase in copper prices.  The Transportation Services and Engineered Products sector and Building Wire sector had the largest increases in earnings in the first nine months of 2010 compared to 2009.  Earnings in 2010 periods also benefitted from reduced interest expense.

McLane Company

Through McLane, we operate a wholesale distribution business that provides grocery and non-food products to retailers, convenience stores and restaurants. On April 23, 2010, McLane acquired Kahn Ventures, parent company of Empire Distributors and Empire Distributors of North Carolina.  Kahn Ventures and its subsidiaries are wholesale distributors of distilled spirits, wine and beer. McLane’s revenues for the third quarter and first nine months of 2010 were $8.6 billion and $24.3 billion, respectively, representing increases of $441 million (5%) and $1,307 million (6%), respectively, over revenues in comparable 2009 periods. Pre-tax earnings in the third quarter of 2010 increased $25 million (39%) over 2009, while pre-tax earnings for the first nine months of 2010 were relatively unchanged from 2009.  Earnings for the first nine months of 2009 included the impact of a substantial inventory price change gain associated with an increase in federal excise taxes on cigarettes. Many tobacco manufacturers raised prices in anticipation of the tax increase, which allowed McLane to generate a one-time price change gain. The one-time inventory price change gain was partially offset by a federally mandated one-time floor stock tax on related inventory held.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Manufacturing, Service and Retailing (Continued)

McLane Company (Continued)

McLane’s business is marked by high sales volume and very low profit margins. Its business has been subject to considerable price competition, which keeps constant downward pressure on margins. We anticipate that strong price competition will continue in the future. The gross margin rate was 5.69% in the first nine months of 2010 compared to 5.81% in 2009. Approximately one-third of McLane’s annual revenues are from Wal-Mart. A curtailment of purchasing by Wal-Mart could have a material adverse impact on the earnings of McLane.

Other manufacturing

Our other manufacturing businesses include a wide array of businesses. Included in this group are several manufacturers of building products (Acme Building Brands, Benjamin Moore, Johns Manville, Shaw and MiTek) and apparel (led by Fruit of the Loom which includes the Russell athletic apparel and sporting goods business and the Vanity Fair Brands women’s intimate apparel business). Among other businesses also included in this group are Forest River, a leading manufacturer of leisure vehicles, ISCAR Metalworking Companies (“IMC”), an industry leader in the metal cutting tools business with operations worldwide and CTB International (“CTB”), a manufacturer of equipment for the livestock and agricultural industry.

Revenues from our other manufacturing activities for the third quarter and first nine months of 2010 were $4,659 million and $13,368 million, respectively, representing increases of $359 million (8%) and $1,429 million (12%), respectively, over revenues in the corresponding 2009 periods. The increases in revenues for the first nine months of 2010 were primarily due to volume driven revenue increases of Forest River (75%), IMC (43%), CTB (25%) and Johns Manville (13%). These operations rebounded in 2010 from generally very slow business activity over the first nine months of 2009. Despite an increase in revenues of Johns Manville in the first nine months of 2010, our building products operations continue to be adversely affected by overall soft residential and commercial real estate conditions.

Pre-tax earnings of our other manufacturing businesses in the third quarter and first nine months of 2010 increased $241 million (70%) and $686 million (88%), respectively, compared with earnings in the corresponding 2009 periods. The improvements in earnings in 2010 versus 2009 were driven by significant earnings increases at Fruit of the Loom (due primarily to improved manufacturing efficiencies and cost management efforts), IMC and Forest River as well as improved comparative earnings of the building products group. Our manufacturing businesses benefitted in 2010 from higher customer demand and the effects of cost containment efforts over the past two years, which has helped improve profit margins.

Other service

Our other service businesses include NetJets, the world’s leading provider of fractional ownership programs for general aviation aircraft and FlightSafety, a provider of high technology training to operators of aircraft. Among the other businesses also included in this group are: TTI, a leading electronic components distributor; Business Wire, a leading distributor of corporate news, multimedia and regulatory filings; The Pampered Chef, a direct seller of high quality kitchen tools; International Dairy Queen, a licensor and service provider to about 5,800 stores that offer prepared dairy treats and food; The Buffalo News, a publisher of a daily and Sunday newspaper; and businesses that provide management and other services to insurance companies.

In 2010, revenues of our other service businesses were $1,811 million in the third quarter and $5,456 million in the first nine months, increases of $273 million (18%) and $840 million (18%), respectively, compared to 2009. Pre-tax earnings in the third quarter of 2010 increased $249 million over 2009 and in the first nine months of 2010 increased $817 million compared with 2009. The increases in revenues and earnings were driven by significantly improved operating results of NetJets and TTI.

For the third quarter and first nine months of 2010, NetJets’ revenues increased 17% over each of the comparable 2009 periods. These increases were due to an increase in worldwide flight revenue hours and increased fuel cost recoveries, partially offset by lower management fees due to fewer aircraft in the NetJets program. NetJets generated pre-tax earnings of $158 million in the first nine months of 2010 compared to a pre-tax loss of $531 million in 2009, which included $436 million of asset writedowns and other downsizing costs, including $181 million in the third quarter. Such costs in the first nine months of 2010 were relatively minor. On January 1, 2010, Berkshire began charging NetJets a guarantee fee related to the level of its outstanding commercial paper and other borrowings.  For the first nine months of 2010, the guarantee fee was $27 million and was charged against NetJets’ earnings.  A corresponding credit was included as a component of “Other” earnings in the table on page 21.  Had a similar fee been charged in 2009, NetJets’ pre-tax loss of $531 million would have increased by $58 million. The improvement in earnings was due to the increase in revenues and to an overall reduction in flight operations and administrative costs, partially offset by higher fuel costs. NetJets continues to own more aircraft than is required for present operations and we expect to continue to dispose selected aircraft over time. NetJets’ operating cost structure has been reduced to better match customer demand, and we believe that NetJets will continue to operate profitably in the future.

For the first nine months of 2010, revenues of TTI increased by approximately 50% over 2009 which was driven by very strong worldwide demand. We primarily attribute the revenue increase to recovering consumer demand for electronic products, as well as to manufacturers replenishing depleted raw material inventories. We believe that the current strong market conditions will eventually slow to more normalized levels. As a result of the increase in revenues, pre-tax earnings of TTI were significantly higher in 2010 compared to 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Manufacturing, Service and Retailing (Continued)

Retailing

Our retailing operations consist of four home furnishings businesses (Nebraska Furniture Mart, R.C. Willey, Star Furniture and Jordan’s), three jewelry businesses (Borsheims, Helzberg and Ben Bridge) and See’s Candies. In 2010, revenues were $652 million in the third quarter and $2,009 million in the first nine months, representing increases of $11 million (2%) and $54 million (3%), respectively, compared to 2009. In 2010, pre-tax earnings for the third quarter and first nine months increased $4 million (36%) and $27 million (56%), respectively, over earnings in 2009. The increases in earnings in 2010 were primarily attributable to our home furnishings businesses, which benefitted from a relatively modest increase in sales and ongoing cost containment efforts.

Finance and Financial Products

A summary of revenues and earnings from our finance and financial products businesses follows. Amounts are in millions.

	Third Quarter				First Nine Months
	Revenues		Earnings		Revenues		Earnings
	2010	2009	2010	2009	2010	2009	2010	2009
Manufactured housing and finance	$816	$872	$39	$53	$2,505	$2,420	$129	$142
Furniture/transportation equipment leasing	174	164	20	5	486	504	35	10
Other	61	43	81	61	186	147	242	194
	$1,051	$1,079			$3,177	$3,071
Pre-tax earnings			$140	$119			$406	$346
Income taxes and noncontrolling interests			56	42			156	132
			$84	$77			$250	$214

Revenues in 2010 from our manufactured housing and finance business (Clayton Homes) decreased $56 million (6%) in the third quarter and increased $85 million (4%) for the first nine months compared with revenues in the corresponding 2009 periods. The comparative decline in third quarter revenues was primarily due to a decline in the number of homes sold and product mix changes to smaller homes. The comparative increase for the first nine months of 2010 was due to a 14% increase in units sold year-to-date offset somewhat by a decline in average sales prices, primarily due to product mix changes. Unit sales in 2010 benefitted from the home buyer tax credit, which expired in the second quarter.

Pre-tax earnings of Clayton Homes in the third quarter and first nine months of 2010 decreased $14 million (26%) and $13 million (9%) versus the corresponding 2009 periods. The impact of the adoption of ASU 2009-17 (see Notes 2 and 14 to the Consolidated Financial Statements) on earnings was not significant as the incremental interest income was largely offset by interest expense. Operating results in the third quarter of 2010 were negatively impacted by lower sales which reduced operating efficiencies, partially offset by a decrease in loan loss provisions.

Revenues from our furniture and transportation equipment leasing activities in the third quarter of 2010 increased $10 million (6%) over 2009 while revenues in the first nine months of 2010 declined $18 million (4%) compared to 2009. The increase in third quarter revenues primarily reflected higher rental income by our transportation equipment business due to relatively higher utilization rates. Pre-tax earnings in the first nine months of 2010 were $35 million, a $25 million increase over 2009.  The earnings increase in 2010 was primarily attributable to cost containment efforts.

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

Earnings from our other finance business activities consists primarily of investment income from a portfolio of fixed maturity and equity investments and from a small portfolio of long-held commercial real estate loans. In addition, other activities include earnings from interest rate spreads on Berkshire Hathaway Finance Corporation’s (“BHFC”) borrowings ($11.5 billion as of September 30, 2010), which are used in connection with Clayton Homes’ installment lending activities. A corresponding charge is reflected in Clayton Homes’ earnings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Investment and Derivative Gains/Losses

A summary of investment and derivative gains and losses and other-than-temporary impairment losses on investments follows. Amounts are in millions.

	Third Quarter		First Nine Months
	2010	2009	2010	2009
Investment gains/losses	$473	$110	$2,174	$(257)
Other-than-temporary impairments of investments	(15)	(25)	(15)	(3,151)
Derivative gains/losses	(146)	1,732	(1,911)	2,572
Gains/losses before income taxes and noncontrolling interests	312	1,817	248	(836)
Income taxes and noncontrolling interests	110	634	(259)	(295)
Net gains/losses	$202	$1,183	$507	$(541)

Investment gains or losses are recognized upon the sales of investments or as otherwise required under GAAP. The timing of realized gains or losses from sales can have a material effect on periodic earnings. However, such gains or losses usually have little, if any, impact on total shareholders’ equity because most equity and fixed maturity investments are carried at fair value with any unrealized gains or losses included as components of accumulated other comprehensive income. Investment gains/losses for the first nine months of 2010 included a one-time holding gain of $979 million in connection with our acquisition of BNSF.  See Note 3 to the Consolidated Financial Statements.

Other-than-temporary impairments of investments in the first nine months of 2009 predominantly related to a charge with respect to our investment in ConocoPhillips common stock. Beginning in the first quarter of 2009, we sold shares of ConocoPhillips. Sales in 2009 were in anticipation of other investment opportunities, to increase overall liquidity and to realize capital losses that can be carried back to prior years for income tax purposes. Since a significant portion of the decline in the market value of our investment in ConocoPhillips occurred during 2008, a significant portion of the other-than-temporary impairment losses recorded in earnings in 2009 was recognized in other comprehensive income as of December 31, 2008.

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

With respect to equity securities with gross unrealized losses at September 30, 2010, and where other-than-temporary impairments have not been recorded, approximately 88% of the losses were concentrated in five issuers (including Wells Fargo & Company which is in a net unrealized gain position of approximately $1.0 billion). Unrealized losses were no greater than 36% of cost. In our judgment, the future earnings potential and underlying business economics of these companies are favorable and as of September 30, 2010, we possessed the ability and intent to hold these securities until their prices recover. Changing market conditions and other facts and circumstances may change the business prospects of these issuers as well as our ability and intent to hold these securities until their prices recover.

Derivative gains/losses primarily represent the changes in fair values of our credit default and equity index put option contracts. Changes in the fair values of these contracts are reflected in earnings and can be significant, reflecting the volatility of equity and credit markets. We have not actively traded into and out of credit default and equity index put option contracts. Under many of the contracts, no settlements will occur until the contract expiration dates many years from now.

The changes in fair values of our credit default contracts are reflected in periodic earnings and are impacted by changes in credit default spreads, which are subject to volatility. In the third quarter and first nine months of 2010, our credit default contracts generated pre-tax gains of $519 million and $407 million, respectively. In 2010, we also paid $132 million to settle certain 2009 loss events. In 2009, we realized pre-tax gains of $1,443 million in the third quarter and $483 million in the first nine months. In the first nine months of 2009, we also paid approximately $1.9 billion to counterparties in connection with a number of credit loss events in 2009.

During the third quarter of 2010, the values of our equity index put option contracts were negatively impacted by lower interest rate assumptions and a weaker U.S. Dollar which adversely impacted our non-U.S. contracts. These factors more than offset the favorable impact of increases in three of the four major equity index values. As a result, the estimated values of the liabilities associated with these contracts increased by $700 million to $9.6 billion, although the intrinsic values of the contracts decreased $605 million to approximately $5.8 billion. In the third quarter and first nine months of 2009, gains from equity index put option contracts were $220 million and $2,010 million, respectively. The gains in the third quarter of 2009 reflected increases in the equity indexes partially offset by the impact of a weaker U.S. Dollar on non-U.S. contracts and lower interest rate assumptions. There have been no loss payments to date. Our ultimate payment obligations, if any, under equity index put option contracts will be determined when the contracts expire, beginning in 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition

Our balance sheet continues to reflect significant liquidity and a strong capital base. Our consolidated shareholders’ equity at September 30, 2010 was $149.7 billion, an increase of $18.6 billion from December 31, 2009. The increase in our shareholders’ equity included approximately $10.6 billion related to the issuance of Berkshire common stock in connection with the BNSF acquisition.

Consolidated cash and investments of insurance and other businesses approximated $143.6 billion at September 30, 2010, a decrease of about $6.4 billion from December 31, 2009.  Cash and cash equivalents of insurance and other businesses were $30.8 billion as of September 30, 2010. Investments are held predominantly in our insurance businesses.

In February 2010, we acquired all of the outstanding shares of BNSF common stock that we did not already own for aggregate consideration of approximately $26.5 billion. The consideration paid to BNSF shareholders consisted of $15.9 billion in cash consisting of $8.0 billion in proceeds from newly issued parent company debt (which includes $2.0 billion that matures in February 2011) and $7.9 billion of cash on hand, plus Berkshire Class A and B common stock with an aggregate value of approximately $10.6 billion.

Our railroad, utilities and energy businesses conducted by MidAmerican and BNSF maintain very large investments in property, plant and equipment and will regularly make significant capital expenditures in the normal course of business.  Capital expenditures of MidAmerican for the first nine months of 2010 were approximately $1.9 billion. For the period between February 12, 2010 and September 30, 2010, BNSF’s capital expenditures were approximately $1.7 billion. Forecasted capital expenditures for the remainder of 2010 for these two operations are currently estimated at $1.5 billion. Future capital expenditures are expected to be funded from cash flows from operations and debt proceeds. Aggregate borrowings of the railroad, utilities and energy businesses were about $32.0 billion as of September 30, 2010, including $12.4 billion of borrowings of BNSF. BNSF debt and capital lease maturities over the remainder of 2010 are about $380 million. MidAmerican and its operating subsidiaries currently have no significant debt maturities until 2011, when about $1.1 billion matures. Berkshire has committed until February 28, 2011 to provide up to $3.5 billion of additional capital to MidAmerican to permit the repayment of its debt obligations or to fund its regulated utility subsidiaries. In the first quarter of 2010, the commitment was amended to extend the term of the commitment to February 28, 2014 and as of March 1, 2011, to reduce the amount to $2 billion. Berkshire does not intend to guarantee the repayment of debt by BNSF, MidAmerican or any of their subsidiaries.

Assets of the finance and financial products businesses, which consisted primarily of loans and finance receivables, fixed maturity securities, other investments and cash and cash equivalents, were approximately $25.4 billion as of September 30, 2010 and $25.1 billion at December 31, 2009. Liabilities were $26.7 billion as of September 30, 2010 and $24.0 billion at December 31, 2009. As of September 30, 2010, notes payable and other borrowings of $14.5 billion included approximately $11.5 billion par amount of notes issued by BHFC. In January 2010, BHFC issued $750 million of 5.75% notes due in 2040 and $250 million of floating rate notes due in 2012 and repaid $1.5 billion of maturing notes. The BHFC notes are unsecured and mature at various dates, including $500 million maturing in December 2010 and $1.5 billion maturing in January 2011. The proceeds from the BHFC notes were used to finance originated and acquired loans of Clayton Homes. The full and timely payment of principal and interest on the notes is guaranteed by Berkshire. Other debt increased in the first nine months of 2010 by approximately $1.3 billion to $3.0 billion primarily due to the adoption of ASU 2009-17. See Note 14 to the Consolidated Financial Statements.

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

We are party to derivatives contracts as further described in Note 12 to the Consolidated Financial Statements. With limited exception, our equity index put option and credit default contracts contain no collateral posting requirements under any circumstances, including changes in either the fair value or intrinsic value of the contracts’ liabilities or a downgrade in Berkshire’s credit ratings. Substantially all of these contracts were entered into prior to December 31, 2008. At September 30, 2010, the net liabilities recorded for such contracts were approximately $10.7 billion and our collateral posting requirements were $69 million.  With respect to such collateral requirements, we receive the income attributable to such collateral or, in certain instances, interest credit from the counterparty.  Although the ultimate outcome of the regulatory rulemaking proceedings cannot be predicted with certainty, we do not believe that the provisions of the Reform Act that concern collateral requirements apply to derivatives contracts that were entered into prior to the enactment of the Reform Act, as ours were.  As such, although the Reform Act may affect some of our business activities, it is not expected to have a material impact on our consolidated financial results or financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Contractual Obligations

We are party to contracts associated with ongoing business and financing activities, which will result in cash payments to counterparties in future periods. Certain obligations reflected in our Consolidated Balance Sheets, such as notes payable, require future payments on contractually specified dates and in fixed and determinable amounts. The timing and/or amount of the payments of other obligations, such as unpaid property and casualty loss reserves and credit default and equity index put option contracts, are contingent upon the outcome of future events. Actual payments will likely vary, perhaps significantly, from estimates. Other obligations pertain to the acquisition of goods or services in the future, which are not currently reflected in the financial statements, such as minimum rentals under operating leases. Except as described below, our contractual obligations as of September 30, 2010 were not materially different from those disclosed in “Contractual Obligations,” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2009.

On February 12, 2010, we completed the acquisition of BNSF.  BNSF’s contractual obligations as of December 31, 2009 were approximately $43 billion. As of September 30, 2010, BNSF’s contractual obligations were not materially different from December 31, 2009. A summary of BNSF’s contractual obligations reported as of December 31, 2009, together with the obligations associated with Berkshire’s $8.0 billion debt issuance in connection with the BNSF acquisition follows (in millions).

	Estimated payments due by period
	Total	2010	2011-2012	2013-2014	After 2014
Notes payable and other borrowings *	$27,438	$1,329	$6,228	$4,814	$15,067
Operating leases	6,325	613	1,143	1,016	3,553
Purchase obligations	16,945	3,847	4,786	2,506	5,806
Other	843	86	334	318	105
Total	$51,551	$5,875	$12,491	$8,654	$24,531

*    Includes interest.

In 2010, BHRG entered into two new reinsurance agreements with CNA Companies and SRLHA that will result in future contractual payments that are contingent as to timing and amount and, therefore, are subject to estimation error. Based on our initial estimates at the inception of each contract, we believe our future net payments (undiscounted losses and benefits less future premiums) will approximate $6.5 billion.  Over 90% of such amounts are expected to be paid after 2015.

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

Our Consolidated Balance Sheet as of September 30, 2010 includes estimated liabilities for unpaid losses from property and casualty insurance and reinsurance contracts of $61.2 billion. Due to the inherent uncertainties in the process of establishing loss reserve amounts, the actual ultimate claim amounts will likely differ from the currently recorded amounts. A very small percentage change in estimates of this magnitude will result in a material effect on reported earnings. The effects from changes in these estimates are recorded as a component of losses incurred in the period of the change.

Our Consolidated Balance Sheet as of September 30, 2010 includes goodwill of acquired businesses of $49.2 billion, which includes $14.8 billion arising from our acquisition of BNSF in February 2010. A significant amount of judgment is required in performing goodwill impairment tests. Such tests include periodically determining or reviewing the estimated fair value of our reporting units. There are several methods of estimating a reporting unit’s fair value, including market quotations, if available, asset and liability fair values and other valuation techniques, such as discounted projected future net earnings or cash flows and multiples of earnings. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value of the reporting unit, then individual assets, including identifiable intangible assets, and liabilities of the reporting unit are estimated at fair value. The excess of the estimated fair value of the reporting unit over the estimated fair value of net assets would establish the implied value of goodwill. The excess of the recorded amount of goodwill over the implied value is then charged to earnings as an impairment loss. We perform an annual evaluation of goodwill for impairment in the fourth quarter.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Berkshire’s most recently issued Annual Report and in particular the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of September 30, 2010, there are no material changes in the market risks described in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

Not applicable.

Item 5. Other Information

Coal Mine Safety Disclosures Required by the Dodd-Frank Wall Street Reform and Consumer Protection Act

The operation of PacifiCorp’s coal mines and coal processing facilities is regulated by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (“Mine Safety Act”). MSHA inspects PacifiCorp’s coal mines and coal processing facilities on a regular basis and may issue citations, notices, orders, or any combination thereof, when it believes a violation has occurred under the Mine Safety Act. For citations, monetary penalties are assessed by MSHA. Citations, notices and orders can be contested and appealed and the severity and assessment of penalties may be reduced or, in some cases, dismissed through the appeal process.

The table below summarizes the total number of citations, notices and orders issued and penalties assessed by MSHA for each coal mine or coal processing facility operated by PacifiCorp under the indicated provisions of the Mine Safety Act during the three-month period ended September 30, 2010. Closed or idled mines have been excluded from the table below as no citations, orders or notices were issued for such mines during the three-month period ended September 30, 2010. In addition, there were no fatalities at PacifiCorp’s coal mines or coal processing facilities during the three-month period ended September 30, 2010.

Mine Safety Act
Total
	Section				Section		Value of
	104(a)		Section		107(a)		Proposed
	Significant &	Section	104(d)	Section	Imminent	Section	MSHA	Legal
	Substantial	104(b)	Citations &	110(b)(2)	Danger	104(e)	Assessments	Actions
Coal Mine or Coal Processing Facility	Citations	Orders	Orders	Citations	Orders	Notice	(in thousands)	Pending
Deer Creek	10	—	1	—	—	—	$40	15
Bridger (surface)	2	—	—	—	—	—	4	6
Bridger (underground)	9	—	—	—	1	—	42	17
Cottonwood Preparatory Plant	—	—	—	—	—	—	—	—
Wyodak Coal Crushing Facility	—	—	—	—	—	—	—	—

Item 6. Exhibits

a.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certifications
31.2	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications
32.2	Section 1350 Certifications
101
The following financial information from Berkshire Hathaway Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009, (ii) the Consolidated Statements of Earnings for each of the three-month and nine-month periods ended September 30, 2010 and 2009, (iii) the Consolidated Statements of Cash Flows for each of the nine-month periods ended September 30, 2010 and 2009, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the nine-month periods ended September 30, 2010 and 2009, Consolidated Statements of Comprehensive Income for each of the three-month and nine-month periods ended September 30, 2010 and 2009, and (v) the Notes to Consolidated Financial Statements, tagged in summary and detail.

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC.
(Registrant)

Date: November 5, 2010	/S/ MARC D. HAMBURG
(Signature)
Marc D. Hamburg, Senior Vice President and Principal Financial Officer