Form 10-K
period 2010-12-31
BERKSHIRE HATHAWAY INC
filed 2011-02-28
CIK 1067983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2010: $139,782,000,000*

Indicate number of shares outstanding of each of the Registrant’s classes of common stock:

February 17, 2011—Class A common stock, $5 par value	943,242 shares
February 17, 2011—Class B common stock, $0.0033 par value	1,057,908,685 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated In
Proxy Statement for Registrant’s Annual Meeting to be held April 30, 2011	Part III

*	This aggregate value is computed at the last sale price of the common stock on June 30, 2010. It does not include the value of Class A common stock (387,170 shares) and Class B common stock (141,188,961 shares) held by Directors and Executive Officers of the Registrant and members of their immediate families, some of whom may not constitute “affiliates” for purpose of the Securities Exchange Act of 1934.

Part I

Item 1.	Business

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

Berkshire’s insurance companies maintain capital strength at exceptionally high levels. This strength differentiates Berkshire’s insurance companies from their competitors. Collectively, the aggregate statutory surplus of Berkshire’s U.S. based insurers was approximately $94 billion at December 31, 2010. All of Berkshire’s major insurance subsidiaries are rated AA+ by Standard & Poor’s Corporation, and nearly all are currently rated A++ (superior) by A.M. Best with respect to their financial condition and operating performance.

The insurance industry experienced severe losses from the September 11, 2001 terrorist attack. As a result, the Terrorism Risk Insurance Act of 2002, which established within the Department of the Treasury a Terrorism Insurance Program (“Program”) for commercial property and casualty insurers by providing federal reinsurance of insured terrorism losses was signed into law. The Program has subsequently been extended to December 31, 2014 through other Acts, most recently the Terrorism Risk Insurance Program Reauthorization Act of 2007. Hereinafter these Acts are collectively referred to as TRIA. Under TRIA, the Department of the Treasury is charged with certifying “acts of terrorism” as having been a terrorist act undertaken on behalf of a foreign person or interest which resulted in an insured loss in excess of $5 million. TRIA currently establishes that the industry insured loss for a certified event must exceed $100 million. To be eligible for federal reinsurance, insurers must make available insurance coverage for acts of terrorism, by providing policyholders with clear and conspicuous notice of the amount of premium that will be charged for this coverage and of the federal share of any insured losses resulting from any act of terrorism. Assumed reinsurance is specifically excluded from TRIA participation. TRIA currently also excludes certain forms of direct insurance (such as commercial auto, burglary, theft, surety and certain professional liability lines). Terrorism exclusions that were contained within reinsurance contracts remain in effect. Reinsurers are not required to offer terrorism coverage and are not eligible for federal reinsurance of terrorism losses.

In the event of a certified act of terrorism, the federal government will reimburse insurers (conditioned on their satisfaction of policyholder notification requirements) for 85% of their insured losses in excess of an insurance group’s deductible. Under the Program currently in effect, the deductible is 20% of the aggregate direct subject earned premium for relevant commercial lines of business in the immediately preceding calendar year. The aggregate deductible in 2011 for Berkshire’s consolidated insurance and reinsurance businesses will be approximately $300 million. There is also an aggregate limit of $100 billion on the amount of the federal government coverage for each TRIA year.

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

Berkshire’s insurance underwriting operations are comprised of the following sub-groups: (1) GEICO and its subsidiaries, (2) General Re and its subsidiaries, (3) Berkshire Hathaway Reinsurance Group and (4) Berkshire Hathaway Primary Group. Except for certain retroactive reinsurance products that generate significant amounts of up-front premiums along with estimated claims expected to be paid over very long periods of time creating “float” (see Investments section below), Berkshire expects to achieve a net underwriting profit over time and reject inadequately priced risks. Underwriting profit is earned premiums less associated incurred losses, loss adjustment expenses and underwriting and policy acquisition expenses. Underwriting profit does not include investment income earned from investments, including investments of “float.” Berkshire’s insurance subsidiaries employ approximately 30,000 persons in the aggregate. Additional information related to each of Berkshire’s four underwriting groups follows.

GEICO—GEICO is headquartered in Chevy Chase, Maryland and its principal insurance subsidiaries include: Government Employees Insurance Company, GEICO General Insurance Company, GEICO Indemnity Company and GEICO Casualty Company. These companies primarily offer private passenger automobile insurance to individuals in all 50 states and the District of Columbia. In addition, GEICO insures motorcycles, all-terrain vehicles, recreational vehicles and small commercial fleets and acts as an agent for other insurers who offer homeowners, boat and life insurance to individuals. GEICO markets its policies primarily through direct response methods in which applications for insurance are submitted directly to the companies via the Internet or by telephone.

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

As a result of an aggressive advertising campaign and competitive rates, voluntary policies-in-force have increased about 49% over the past five years. GEICO is currently the third largest private passenger auto insurer in the United States in terms of premium volume. According to A.M. Best, the five largest automobile insurers have a combined market share of about 50%, with GEICO’s current market share being 8.8%. Seasonal variations in GEICO’s insurance business are not significant. However, extraordinary weather conditions or other factors may have a significant effect upon the frequency or severity of automobile claims.

Private passenger auto insurance is stringently regulated by state insurance departments. As a result, it is difficult for insurance companies to differentiate their products. Competition for preferred-risk private passenger automobile insurance, which is substantial, tends to focus on price and level of customer service provided. Price tends to be the primary focus for other risks. GEICO’s cost-efficient direct response marketing methods and emphasis on customer satisfaction enable it to offer competitive rates and value to its customers. GEICO primarily uses its own claims staff to manage and settle claims.

The name and reputation of GEICO is a material asset and management protects it and other service marks through appropriate registrations.

General Re—General Re Corporation (“General Re”) is the holding company of General Reinsurance Corporation (“GRC”) and its subsidiaries and affiliates. GRC’s subsidiaries include General Reinsurance AG (formerly Kölnische Rückversicherungs—Gesellschaft AG (Cologne Re)), a major international reinsurer based in Germany. GRC increased its ownership in General Reinsurance AG during 2009 from 95% to 100%. General Re subsidiaries currently conduct business activities globally in 56 cities and provide insurance and reinsurance coverages throughout the world. General Re provides property/casualty insurance and reinsurance, life/health reinsurance and other reinsurance intermediary and risk management, underwriting management and investment management services. General Re is one of the largest reinsurers in the world based on premium volume and shareholder capital.

Property/Casualty Reinsurance

General Re’s property/casualty reinsurance business in North America is conducted through GRC domiciled in Delaware and licensed in the District of Columbia and all states but Hawaii where it is an accredited reinsurer. Property/casualty operations in North America are headquartered in Stamford, Connecticut, and are also conducted through 16 branch offices in the U.S. and Canada. Reinsurance activities are marketed directly to clients without involving a broker or intermediary. Coverages are written primarily on an excess basis and under treaty and facultative contracts. In 2010, approximately 30% of net written premiums in North America related to casualty reinsurance coverages and 54% related to property reinsurance coverages.

General Re’s property/casualty business in North America also includes a few smaller specialty insurers (primarily the General Star and Genesis companies domiciled in Connecticut, North Dakota and Ohio). These specialty insurers underwrite primarily liability and workers’ compensation coverages on an excess and surplus basis and excess insurance for self-insured programs. In 2010, the specialty insurers represented approximately 16% of General Re’s North American property/casualty net written premiums.

General Re’s international property/casualty reinsurance business operations are conducted through internationally-based subsidiaries on a direct basis (via General Reinsurance AG as well as several other General Re subsidiaries in 26 countries) and through brokers (primarily via Faraday, which owns the managing agent of Syndicate 435 at Lloyd’s of London and provides capacity and participates in 100% of the results of Syndicate 435). Coverages are written on both a quota-share and excess basis for multiple lines of property, aviation and casualty reinsurance coverage. In 2010, international-based property/casualty operations principally wrote direct reinsurance in the form of treaties with lesser amounts written on a facultative basis.

Life/Health Reinsurance

General Re’s North American and international life, health, long-term care and disability reinsurance coverages are written on an individual and group basis. Most of this business is written on a proportional treaty basis, with the exception of the U.S. group health and disability business which is predominately written on an excess treaty basis. Lesser amounts of life and disability business are written on a facultative basis. The life/health business is marketed on a direct basis. In 2010, approximately 40% of life/health net premiums were written in the United States, 26% were written in Western Europe and the remaining 34% were written throughout the rest of the world.

Berkshire Hathaway Reinsurance Group—The Berkshire Hathaway Reinsurance Group (“BHRG”) operates from offices located in Stamford, Connecticut. Business activities are conducted through a group of subsidiary companies, led by National Indemnity Company (“NICO”) and Columbia Insurance Company (“Columbia”). BHRG provides principally excess and quota-share reinsurance to other property and casualty insurers and reinsurers. BHRG’s underwriting activities also include life reinsurance and life annuity business written through Berkshire Hathaway Life Insurance Company of Nebraska and financial guaranty insurance written through Berkshire Hathaway Assurance Corporation.

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

BHRG writes catastrophe excess-of-loss treaty reinsurance contracts. BHRG also writes individual policies for primarily large or otherwise unusual discrete risks on both an excess direct and facultative reinsurance basis, referred to as “individual risk,” which includes policies covering terrorism, natural catastrophe and aviation risks. A catastrophe excess policy provides protection to the counterparty from the accumulation of primarily property losses arising from a single loss event or series of related events. Catastrophe and individual risk policies may provide significant amounts of indemnification per contract and a single loss event may produce losses under a number of contracts.

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

BHRG periodically assumes risks under retroactive reinsurance contracts. Retroactive reinsurance contracts afford protection to ceding companies against the adverse development of claims arising under policies issued in prior years. Coverage under such contracts is usually provided on an excess basis and is normally subject to a large aggregate limit of indemnification. Significant amounts of environmental and latent injury claims may arise under the contracts. In certain instances, the coverages afforded under retroactive reinsurance contracts are significant. In March 2007, an agreement became effective between NICO and Equitas, a London based entity established to reinsure and manage the 1992 and prior years’ non-life liabilities of the Names or Underwriters at Lloyd’s of London. Under the agreement NICO is providing up to $7 billion of new excess reinsurance to Equitas. In 2009, NICO agreed to provide up to 5 billion Swiss Francs (approximately $5.3 billion as of December 31, 2010) of aggregate excess retroactive protection to Swiss Reinsurance Company Ltd. and its affiliates (“Swiss Re”). In 2010, BHRG entered into a reinsurance agreement with Continental Casualty Company, a subsidiary of CNA Financial Corporation (“CNA”), and several of CNA’s other insurance subsidiaries (collectively the “CNA Companies”) under which BHRG assumed the asbestos and environmental pollution liabilities of the CNA Companies subject to a limit of indemnification of $4 billion.

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

In 2010, BHRG entered into a new life reinsurance contract with Swiss Re Life & Health America Inc. (“SRLHA”). Under the agreement, BHRG assumed the liabilities and subsequent renewal premiums associated with a closed block of yearly renewable term reinsurance business reinsuring permanent and term products and universal life products written, assumed or subsequently acquired by SRLHA. BHRG assumed the mortality risk on the underlying lives with respect to the SRLHA business effective as of October 1, 2009, until the underlying yearly renewable term reinsured policy non-renews or the insurer ceding the business to SRLHA recaptures the business. The agreement is expected to remain in-force for several decades and, over time, is expected to result in substantial premiums earned and life benefits incurred. At the end of 2010, BHRG also acquired the life reinsurance business of Sun Life Assurance Company of Canada. BHRG’s results will include the results of this business beginning in 2011.

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

U.S. Investment Corporation (“USIC”), through its three subsidiaries led by United States Liability Insurance Company, is a specialty insurer that underwrites commercial, professional and personal lines of insurance on an admitted and excess and surplus basis. Policies are marketed in all 50 states and the District of Columbia through wholesale and retail insurance agents. USIC companies underwrite and market approximately 95 distinct specialty property and casualty insurance products.

Medical Protective Corporation (“MedPro”) is based in Fort Wayne, Indiana. Through its subsidiary, the Medical Protective Company, MedPro is a national leader in primary medical professional liability coverage and risk solutions to physicians, dentists, other healthcare providers and healthcare facilities. As one of the nation’s first providers of medical professional liability insurance, MedPro has provided insurance coverage to healthcare providers for over 100 years. MedPro’s insurance policies are distributed through a nationwide network of employee market managers and appointed agents.

In 2006, Berkshire acquired Applied Underwriters, Inc. (“Applied”), a leading provider of payroll and insurance services to small and medium-sized employers. Applied, through its subsidiaries, including two workers’ compensation insurance companies, principally markets SolutionOne®, a product that bundles a variety of related insurance coverages and business services into a seamless package that is designed to reduce the risks and remove the burden of administrative and regulatory requirements faced by small to medium-sized employers. Applied also markets EquityComp™ which is a workers’ compensation–only product targeted to medium sized employers with a profit sharing component.

In 2007, Berkshire acquired Boat America Corporation, which owns Seaworthy Insurance Company and controls the Boat Owners Association of the United States (collectively “BoatU.S.”). BoatU.S. provides insurance, safety and other services to recreational watercraft owners and enthusiasts.

Other insurance operations include several companies referred to as “Berkshire Hathaway Homestate Companies,” based in California, Colorado and Nebraska and with branch offices in several other states. These companies market workers’ compensation, commercial auto and various other commercial coverages for standard risks. Also included is Central States Indemnity Company of Omaha located in Omaha, Nebraska, which provides credit and income protection insurance and related services marketed primarily to credit and debit card holders nationwide.

Property and casualty loss reserves

Berkshire’s property and casualty insurance companies establish reserves for estimated unpaid losses and loss adjustment expenses with respect to claims occurring on or before the balance sheet date. Such estimates include provisions for reported claims or case estimates, provisions for incurred-but-not-reported (“IBNR”) claims and legal and administrative costs to settle claims. The estimates of unpaid losses and amounts recoverable under reinsurance are established and continually reviewed by using a variety of actuarial, statistical and analytical techniques. Reference is made to “Critical Accounting Policies,” included in Item 7 of this Report.

The table below presents the development of Berkshire’s net unpaid losses for property/casualty contracts from 2000 through 2010. Data in the table related to acquisitions is included from the acquisition date forward.

Berkshire’s management believes that the reserves established as of December 31, 2010 are reasonable and adequate. However, due to the inherent uncertainties in the reserving process, it cannot be assured that such balances will ultimately prove to be adequate. Dollar amounts are in millions.

	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
Unpaid losses per Consolidated Balance Sheet	$32,868	$40,562	$43,771	$45,393	$45,219	$48,034	$47,612	$56,002	$56,620	$59,416	$60,075
Reserve discounts	1,675	2,022	2,405	2,435	2,611	2,798	2,793	2,732	2,616	2,473	2,269

Unpaid losses before discounts	34,543	42,584	46,176	47,828	47,830	50,832	50,405	58,734	59,236	61,889	62,344
Ceded reserves	(2,997)	(2,957)	(2,623)	(2,597)	(2,405)	(2,812)	(2,869)	(3,139)	(3,210)	(2,922)	(2,735)

Net unpaid losses	31,546	39,627	43,553	45,231	45,425	48,020	47,536	55,595	56,026	58,967	59,609
Reserve discounts	(1,675)	(2,022)	(2,405)	(2,435)	(2,611)	(2,798)	(2,793)	(2,732)	(2,616)	(2,473)	(2,269)
Deferred charges	(2,593)	(3,232)	(3,379)	(3,087)	(2,727)	(2,388)	(1,964)	(3,987)	(3,923)	(3,957)	(3,810)

Net unpaid losses, net of discounts/deferred charges	$27,278	$34,373	$37,769	$39,709	$40,087	$42,834	$42,779	$48,876	$49,487	$52,537	$53,530

Liability re-estimated:
1 year later	$28,569	$36,289	$39,206	$40,618	$39,002	$42,723	$41,811	$47,288	$48,836	$49,955
2 years later	30,667	38,069	40,663	39,723	39,456	42,468	40,456	46,916	47,293
3 years later	32,156	40,023	40,517	40,916	39,608	41,645	40,350	45,902
4 years later	33,532	40,061	41,810	41,418	38,971	41,676	39,198
5 years later	34,096	41,448	42,501	40,891	39,317	40,884
6 years later	35,566	42,229	42,007	41,458	38,804
7 years later	36,410	41,744	42,643	41,061
8 years later	36,124	42,455	42,275
9 years later	36,658	42,194
10 years later	36,394
Cumulative deficiency (redundancy)	9,116	7,821	4,506	1,352	(1,283)	(1,950)	(3,581)	(2,974)	(2,194)	(2,582)
Cumulative foreign exchange effect*	(1,812)	(1,487)	(974)	(107)	319	(257)	227	721	84	312

Net deficiency (redundancy)	$7,304	$6,334	$3,532	$1,245	$(964)	$(2,207)	$(3,354)	$(2,253)	$(2,110)	$(2,270)

Cumulative payments:
1 year later	$5,352	$6,653	$8,092	$8,828	$7,793	$9,345	$8,865	$8,486	$8,315	$9,191
2 years later	8,744	11,396	14,262	13,462	12,666	15,228	13,581	13,394	13,999
3 years later	11,625	16,378	18,111	17,429	16,463	18,689	16,634	17,557
4 years later	15,608	19,658	21,446	20,494	18,921	20,890	19,724
5 years later	18,504	22,438	24,067	22,517	20,650	23,507
6 years later	20,692	24,748	25,655	24,070	22,865
7 years later	22,555	26,022	27,073	26,300
8 years later	23,543	27,323	29,416
9 years later	24,467	29,147
10 years later	25,707
Net deficiency (redundancy) above	$7,304	$6,334	$3,532	$1,245	$(964)	$(2,207)	$(3,354)	$(2,253)	$(2,110)	$(2,270)
Deferred charge changes and reserve discounts	2,162	2,205	2,502	1,918	1,689	1,553	1,104	998	645	523

Deficiency (redundancy) before deferred charges and reserve discounts	$5,142	$4,129	$1,030	$(673)	$(2,653)	$(3,760)	$(4,458)	$(3,251)	$(2,755)	$(2,793)

*	The amounts of re-estimated liabilities in the table above related to these operations are based on the applicable foreign currency exchange rates as of the end of the re-estimation period. The cumulative foreign exchange effect represents the cumulative effect of changes in foreign exchange rates from the original balance sheet date to the end of the re-estimation period.

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

The second section of the table shows the re-estimated net unpaid losses, net of reserve discounts and deferred charges, based on experience as of the end of each succeeding year. The re-estimated amount reflects the effect of loss payments and re-estimation of remaining unpaid reserves. The line labeled “cumulative deficiency (redundancy)” represents the aggregate increase (decrease) in the initial estimates from the original balance sheet date through December 31, 2010. These amounts have been reported in earnings over time as components of losses and loss adjustment expenses and include accumulated reserve discount accretion and deferred charge amortization.

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

The amount of float has grown from approximately $49 billion at the end of 2005 to approximately $66 billion at the end of 2010, primarily through internal growth. BHRG and General Re accounted for approximately 75% of total float as of December 31, 2010. Equally important as the amount of the float is its cost, represented by Berkshire’s periodic net underwriting gain or loss. The increases in the amount of float plus the substantial amounts of shareholder capital devoted to insurance and reinsurance activities have generated meaningful increases in the levels of investments and investment income over the past five years.

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

Railroad Business

On February 12, 2010, Berkshire completed its acquisition of Burlington Northern Santa Fe Corporation. The acquisition was completed through the merger of a wholly-owned merger subsidiary and Burlington Northern Santa Fe Corporation. The merger subsidiary was the surviving entity and was renamed Burlington Northern Santa Fe, LLC (“BNSF”). BNSF is based in Fort Worth, Texas, and through BNSF Railway Company operates one of the largest railroad systems in North America. BNSF has approximately 38,000 employees as of December 31, 2010.

In serving the Midwest, Pacific Northwest, Western, Southwestern and Southeastern regions and ports of the country, BNSF transports a range of products and commodities derived from manufacturing, agricultural and natural resource industries. Over half of the freight revenues of BNSF are covered by contractual agreements of varying durations, while the balance is subject to common carrier, published prices or quotations offered by BNSF. BNSF’s financial performance is influenced by, among other things, general and industry economic conditions at the international, national and regional levels. BNSF’s primary routes, including trackage rights, allow it to access major cities and ports in the western and southern United States as well as Canadian and Mexican traffic. In addition to major cities and ports, BNSF efficiently serves many smaller markets by working closely with approximately 200 shortline partners. BNSF has also entered into marketing agreements with other rail carriers, expanding the marketing reach for each railroad and their customers. For the year ending December 31, 2010, 31% of freight revenues were derived from consumer products, 21% from industrial products, 27% from coal and 21% from agricultural products.

Regulatory Matters

BNSF is subject to federal, state and local laws and regulations generally applicable to all of its businesses. Rail operations are subject to the regulatory jurisdiction of the Surface Transportation Board (STB) of the United States Department of Transportation (DOT), the Federal Railroad Administration of the DOT, the Occupational Safety and Health Administration (OSHA), as well as other federal and state regulatory agencies and Canadian regulatory agencies for operations in Canada. The STB has jurisdiction over disputes and complaints involving certain rates, routes and services, the sale or abandonment of rail lines, applications for line extensions and construction and consolidation or merger with, or acquisition of control of, rail common carriers. The outcome of STB proceedings can affect the profitability of BNSF’s business.

The DOT and OSHA have jurisdiction under several federal statutes over a number of safety and health aspects of rail operations, including the transportation of hazardous materials. State agencies regulate some aspects of rail operations with respect to health and safety in areas not otherwise preempted by federal law.

Environmental Matters

BNSF’s rail operations, as well as those of its competitors, are also subject to extensive federal, state and local environmental regulation covering discharges to water, air emissions, toxic substances and the generation, handling, storage, transportation and disposal of waste and hazardous materials. This regulation has the effect of increasing the cost and liabilities associated with rail operations. Environmental risks are also inherent in rail operations, which frequently involve transporting chemicals and other hazardous materials.

Many of BNSF’s land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, BNSF is now subject to, and will from time to time continue to be subject to, environmental cleanup and enforcement actions. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the Superfund law, generally imposes joint and several liability for the cleanup and enforcement costs on current and former owners and operators of a site, without regard to fault or the legality of the original conduct. Accordingly, BNSF may be responsible under CERCLA and other federal and state statutes for all or part of the costs to clean up sites at which certain substances may have been released by BNSF, its current lessees, former owners or lessees of properties, or other third parties. BNSF may also be subject to claims by third parties for investigation, cleanup, restoration or other environmental costs under environmental statutes or common law with respect to properties they own that have been impacted by BNSF operations.

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

As railroads streamline, rationalize and otherwise enhance their franchises, competition among rail carriers intensifies. BNSF’s primary rail competitor in the Western region of the United States is the Union Pacific Railroad Company. Other Class I railroads and numerous regional railroads and motor carriers also operate in parts of the same territories served by BNSF. Based on weekly reporting by the Association of American Railroads, BNSF’s share of the western United States rail traffic in 2010 was approximately 48 percent.

Utilities and Energy Businesses

Berkshire currently owns an 89.8% voting common stock interest in MidAmerican Energy Holdings Company (“MidAmerican”), an international energy company. Following the repeal of the Public Utility Holding Company Act of 1935 and approval by the appropriate federal and state regulatory authorities, on February 9, 2006, Berkshire converted its non-voting convertible preferred stock investment in MidAmerican to voting common stock. Prior to the conversion, Berkshire owned a 9.7% voting interest and an 83.4% economic interest in MidAmerican.

MidAmerican’s businesses are managed as separate operating units. MidAmerican’s domestic regulated energy interests are comprised of two regulated utility companies serving more than 3 million retail customers and two interstate natural gas pipeline companies with approximately 17,000 miles of pipeline and a design capacity of approximately 7.4 billion cubic feet of natural gas per day. Its United Kingdom electricity distribution subsidiaries serve about 3.8 million electricity end-users. In addition, MidAmerican’s interests include a diversified portfolio of domestic independent power projects, a hydroelectric facility in the Philippines and the second-largest residential real estate brokerage firm in the United States.

General Matters

PacifiCorp is a regulated electric utility company headquartered in Oregon, serving regulated retail electric customers in portions of Utah, Oregon, Wyoming, Washington, Idaho and California. The combined service territory’s diverse regional economy ranges from rural, agricultural and mining areas to urban, manufacturing and government service centers. No single segment of the economy dominates the service territory, which helps mitigate PacifiCorp’s exposure to economic fluctuations. In addition to retail sales, PacifiCorp sells electricity to other utilities, municipalities and energy marketing companies on a wholesale basis.

As a vertically integrated electric utility, PacifiCorp owns approximately 10,600 net megawatts (“MW”) of generation capacity. There are seasonal variations in PacifiCorp’s business. Peak customer demand is typically highest in the summer across PacifiCorp’s service territory when air conditioning and irrigation systems are heavily used. The service territory also has a winter peak, which is primarily due to heating requirements in the western portion of PacifiCorp’s service territory.

MidAmerican Energy Company (“MEC”) is a regulated electric and natural gas utility company headquartered in Iowa, serving regulated retail electric and natural gas customers primarily in Iowa and also in portions of Illinois, South Dakota and Nebraska. MEC has a diverse customer base consisting of residential, agricultural and a variety of commercial and industrial customer groups. In addition to retail sales and natural gas transportation, MEC sells regulated electricity to markets operated by regional transmission organizations and regulated electricity and natural gas to other utilities, municipalities and energy marketing companies on a wholesale basis and sells non-regulated electricity and natural gas services in deregulated markets.

As a vertically integrated electric and gas utility, MEC owns approximately 6,500 net MW of generation capacity. There are seasonal variations in MEC’s business that are principally related to the use of electricity for air conditioning and natural gas for heating. Typically, 35-40% of MEC’s regulated electric revenues are reported in the summer months, while 45-55% of MEC’s regulated natural gas revenues are reported in the winter months.

Northern Natural Gas Company (“Northern Natural”) is based in Nebraska and owns one of the largest interstate natural gas pipeline systems in the United States reaching from southern Texas to Michigan’s Upper Peninsula. Northern Natural’s pipeline system consists of approximately 15,000 miles of natural gas pipelines. Northern Natural has access to supplies from every major mid-continent basin and provides transportation services to utilities and numerous other customers. Northern Natural also operates three underground natural gas storage facilities and two liquefied natural gas storage peaking units. Northern Natural’s pipeline system experiences significant seasonal swings in demand and revenue, with the highest demand typically occurring during the months of November through March.

Kern River Gas Transmission Company (“Kern River”) is based in Utah and owns an interstate natural gas pipeline system that extends from the supply areas in the Rocky Mountains to consuming markets in Utah, Nevada and California. Kern River transports natural gas for major oil and natural gas companies or affiliates of such companies, electricity generating companies, energy marketing and trading companies, financial institutions and natural gas distribution utilities. Kern River’s pipeline system consists of approximately 1,700 miles of natural gas pipelines and its scheduled throughput regularly exceeds its design capacity.

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

Regulatory Matters

PacifiCorp and MEC are subject to comprehensive regulation by various federal, state and local agencies. The Federal Energy Regulatory Commission (“FERC”) is an independent agency with broad authority to implement provisions of the Federal Power Act, the Natural Gas Act (“NGA”), the Energy Policy Act of 2005 and other federal statutes. The FERC regulates rates for wholesale sales of electricity; transmission of electricity, including pricing and regional planning for the expansion of transmission systems; electric system reliability; utility holding companies; accounting; securities issuances; and other matters, including construction and operation of hydroelectric facilities. The FERC also has the enforcement authority to assess civil penalties of up to $1 million per day per violation of rules, regulations and orders issued under the Federal Power Act. MEC is also subject to regulation by the Nuclear Regulatory Commission pursuant to the Atomic Energy Act of 1954, as amended, with respect to its ownership of the Quad Cities Nuclear Station.

Except for Oregon, Washington and Illinois, both PacifiCorp and MEC have an exclusive right to serve retail customers within their service territories and, in turn, have an obligation to provide service to those customers. Historically, state regulatory commissions have established retail electric and natural gas rates on a cost-of-service basis, which are designed to allow a utility an opportunity to recover its costs of providing services and to earn a reasonable return on its investments. The retail electric rates of PacifiCorp and MEC are generally based on the cost of providing traditional bundled services, including generation, transmission and distribution services.

Northern Natural and Kern River are subject to regulation by various federal, state and local agencies. The natural gas pipeline and storage operations of Northern Natural and Kern River are regulated by the FERC, which administers, most significantly, the NGA and the Natural Gas Policy Act of 1978. Under this authority, the FERC regulates, among other items, (a) rates, charges, terms and conditions of service and (b) the construction and operation of interstate pipelines, storage and related facilities, including the extension, expansion or abandonment of such facilities. Interstate pipeline companies are also subject to regulation by a federal agency within the United States Department of Transportation, pursuant to the Natural Gas Pipeline Safety Act of 1968, as amended, which establishes safety requirements in the design, construction, operation and maintenance of interstate natural gas facilities, and the Federal Pipeline Safety Improvement Act of 2002, which implemented additional safety and pipeline integrity regulations for high consequence areas.

Northern Electric and Yorkshire Electricity each charge fees for the use of their distribution systems that are controlled by a formula prescribed by the British electricity regulatory body, the Gas and Electricity Markets Authority. The distribution price control formula is generally reviewed and reset at five-year intervals. The current price control period commenced April 1, 2010.

Environmental Matters

MidAmerican and its energy businesses are subject to federal, state, local and foreign laws and regulations regarding air and water quality, renewable portfolio standards, emissions performance standards, climate change, coal combustion byproducts, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact MidAmerican’s current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations, such as the Federal Clean Air Act, provide authority to levy substantial penalties for noncompliance including fines, injunctive relief and other sanctions.

The Federal Clean Air Act, as well as state laws and regulations impacting air emissions, provides a framework for protecting and improving the nation’s air quality and controlling sources of air emissions. These laws and regulations continue to evolve and will likely impact the operation of MidAmerican’s generating facilities and require them to reduce emissions at those facilities through the installation of additional emission control equipment or to purchase additional emission allowances.

Renewable portfolio standards have been established by certain state governments and generally require electricity providers to obtain a minimum percentage of their power from renewable energy resources by a certain date. Utah, Oregon, Washington, California and Iowa have adopted renewable portfolio standards.

The increased global attention to climate change has resulted in significant measures being proposed at the federal level to regulate greenhouse gas emissions. The United States Congress has considered, but has not adopted, comprehensive climate change legislation, which included a market-based cap-and-trade program that was intended to reduce greenhouse gas emissions 83% below 2005 levels by 2050. In addition, governmental, nongovernmental and environmental organizations have become more active in pursuing climate change related litigation under existing laws. In 2009, the Environmental Protection Agency published findings that greenhouse gas emissions threaten the public health and welfare and is pursuing regulation of greenhouse gas emissions under the Federal Clean Air Act. While the debate continues at the federal and international level over the direction of climate change policy, several states have developed or are developing state-specific laws or regional initiatives to report or mitigate greenhouse gas emissions.

The impact of pending federal, regional, state and international accords, legislation, regulation or judicial proceedings related to climate change cannot be quantified in any meaningful range at this time. New requirements limiting greenhouse gas emissions could have a material adverse impact on MidAmerican, the United States and the global economy.

MidAmerican continues to take actions to mitigate greenhouse gas emissions. For example, as of December 31, 2010, MidAmerican owns 2,316 megawatts of wind-powered generating capacity at a total cost of $4.4 billion. MEC has begun construction of an additional 593 megawatts of wind-powered generating facilities to be placed in service in 2011.

Non-Energy Businesses

MidAmerican also owns HomeServices of America, Inc. (“HomeServices”), the second largest full-service residential real estate brokerage firm in the United States. HomeServices also offers integrated real estate services, including mortgage originations through a joint venture, title and closing services, property and casualty insurance, home warranties, relocation services and other home-related services. It operates under 22 residential real estate brand names with over 15,000 sales associates and nearly 300 broker offices in 20 states. HomeServices’ principal sources of revenue are dependent on residential real estate sales, which are generally higher in the second and third quarters of each year. This business is highly competitive and subject to the general real estate market conditions.

Manufacturing, Service and Retailing Businesses

Berkshire’s numerous and diverse manufacturing, service and retailing businesses are described below.

Marmon—In 2008, Berkshire acquired approximately 64% of the outstanding common stock of Marmon Holdings, Inc. (“Marmon”), a private company owned by trusts for the benefit of members of the Pritzker Family of Chicago. Under the terms of the purchase agreement, Berkshire will acquire additional shares of outstanding stock held by noncontrolling shareholders in 2011, which will increase Berkshire’s aggregate interest in Marmon to approximately 80.2%. Berkshire will acquire the remaining equity interests in Marmon during 2013 and 2014 for consideration to be based on Marmon’s future earnings.

Marmon consists of approximately 130 manufacturing and service businesses that operate independently within eleven diverse, stand-alone business sectors. These sectors are Building Wire, providing copper electrical building wire for residential, commercial and industrial construction; Construction Services, providing the leasing and operation of mobile cranes primarily to the energy, mining and petrochemical markets; Distribution Services, supplying specialty metal pipe and tubing, bar and sheet products to markets including construction, industrial, aerospace and many others; Engineered Wire & Cable, providing electrical and electronic wire and cable for energy related markets and other industries; Flow Products, producing copper, aluminum and brass products and materials for the plumbing, heating, air conditioning, refrigeration, construction, automotive and industrial markets; Food Service Equipment, supplying commercial food preparation equipment for restaurants and shopping carts for retail stores; Highway Technologies, primarily serving the heavy-duty highway transportation industry with trailers, fifth wheel coupling devices and undercarriage products such as brake parts and suspension systems, and also serving the light vehicle aftermarkets with clutches and related products; Industrial Products, consisting of metal fasteners for the building, furniture, cabinetry, industrial and other markets, safety products such as gloves for industrial markets, portable lighting equipment for mining and safety markets, and overhead electrification equipment for mass transit systems, and custom-machined brass, aluminum and copper forgings for the construction, valve and other industries; Retail Store Fixtures, providing shelving and other merchandising displays and related services for retail stores worldwide; Transportation Services &

Engineered Products, including manufacturing, leasing and maintenance of railroad tank cars, leasing of intermodal tank containers, in-plant rail services, manufacturing of bi-modal railcar movers, wheel, axle and gear sets for light rail transit and gear products for locomotives, manufacturing of steel tank heads, and services, equipment and technology for processing and distributing sulfur; and Water Treatment, equipment including residential water softening, purification and refrigeration filtration systems, treatment systems for industrial markets including power generation, oil and gas, chemical, and pulp and paper, gear drives for irrigation systems and cooling towers, and air-cooled heat exchangers.

Marmon operates more than 250 manufacturing, distribution and service facilities that are primarily located in North America, Europe and China, and employs about 16,000 people worldwide.

McLane Company—McLane Company, Inc. (“McLane”) provides wholesale distribution and logistics services in all 50 states and internationally in Brazil to customers that include discount retailers, convenience stores, wholesale clubs, quick service restaurants, drug stores and military bases. Prior to Berkshire’s acquisition in 2003, McLane was an integral part of the Wal-Mart Stores, Inc. (“Wal-Mart”) distribution network. McLane continues to provide wholesale distribution services to Wal-Mart, which accounts for approximately 30% of McLane’s revenues. McLane’s business model is based on a high volume of sales, rapid inventory turnover and tight expense control. Operations are divided into five business units: grocery distribution, foodservice distribution, beverage distribution, international logistics and software development. In 2010, the grocery and foodservice units comprised 98% of the total revenues of the company. McLane and its subsidiaries employ approximately 15,000 employees

McLane’s grocery distribution unit, based in Temple, Texas, enjoys the dominant market share within the convenience store industry and serves most of the national convenience store chains and major oil company retail outlets. Grocery operations provide products to more than 36,000 retail locations nationwide, including Wal-Mart. McLane’s grocery distribution unit operates 22 facilities in 18 states.

McLane’s foodservice distribution unit, based in Carrollton, Texas, focuses on serving the quick service restaurant industry with high quality, timely-delivered products. Operations are conducted through 18 facilities in 16 states. The foodservice distribution unit services more than 18,000 chain restaurants nationwide.

On April 23, 2010, McLane acquired Kahn Ventures, parent company of Empire Distributors and Empire Distributors of North Carolina. Kahn Ventures and its subsidiaries are wholesale distributors of distilled spirits, wine and beer. Operations are conducted through eight distribution centers in two states. On December 31, 2010, Kahn Ventures acquired Horizon Wine and Spirits, Inc. Operations of Horizon are conducted through two distribution centers located in Tennessee.

Other Manufacturing, Other Service and Retailing Businesses

Apparel Manufacturing—Berkshire’s apparel manufacturing businesses include manufacturers of a variety of clothing and footwear. Businesses engaged in the manufacture and distribution of clothing products include Fruit of the Loom, Inc. (“Fruit”), Russell Brands, LLC (“Russell”), Vanity Fair Brands, LP (“VFB”), Garan and Fechheimer Brothers. Berkshire’s footwear businesses include H.H. Brown Shoe Group and Justin Brands

Fruit, Russell and VFB (together “FOL”) are headquartered in Bowling Green, Kentucky. FOL is primarily a vertically integrated manufacturer and distributor of basic apparel, underwear and athletic apparel and products. FOL maintains the number one market share brand of men’s underwear in the mass merchandise channel. Products, under the Fruit of the Loom® and JERZEES® labels are primarily sold in the mass merchandise and wholesale markets. In the VFB product line, Vassarette®, Bestform® and Curvation® are sold in the mass merchandise market, while Vanity Fair® and Lily of France® products are sold in the mid-tier chains and department stores. FOL also markets and sells athletic uniforms, apparel, sports equipment and balls to team dealers; college licensed tee shirts and fleecewear to college bookstores and mid-tier merchants; and athletic apparel, sports equipment and balls to sporting goods retailers under the Russell Athletic® and Spalding® brands. FOL markets and sells running footwear and apparel to specialty retailers under the Brooks® brand. Other brands include American Athletic®, BVD®, Mossy Oak®, Moving Comfort®, Bike®, Dudley®, Discus®, Sherrin®, Gemma®, Lou®, Intima®, and Variance®. In 2010, approximately 30% of FOL’s sales were to Wal-Mart.

FOL generally performs its own spinning, knitting, cloth finishing, cutting, sewing and packaging. For the North American market which comprised about 80% of FOL’s net sales in 2010, the majority of its capital-intensive spinning operations are located in highly automated facilities in the United States with cloth manufacturing performed both in the U.S. and offshore. Labor-intensive sewing and finishing operations are located in lower labor cost facilities in Central America and the Caribbean.

For the European market, products are either outsourced to third-party contractors in Europe or Asia or sewn in Morocco from textiles internally produced in Morocco. FOL’s bras, athletic equipment, footwear, sporting goods and other athletic apparel lines are generally sourced from third-party contractors located primarily in Asia.

Cotton and polyester fibers are the main raw materials used in the manufacturing of FOL’s products and are purchased from a limited number of third-party suppliers and manufacturers. Management currently believes there are readily available alternative sources of raw materials. However, if relationships with suppliers cannot be maintained or delays occur in obtaining alternative sources of supply, production could be adversely affected, which could have a corresponding adverse effect on results of operations. Additionally, raw materials are subject to price volatility caused by weather, supply conditions, government regulations, economic climate and other unpredictable factors. FOL has secured contracts to purchase cotton to meet production plans for 2011. In 2010, cotton market prices increased by 80% due to lower worldwide crop yield, export restrictions in India and increasing global demand. These conditions resulted in increased raw material prices across the apparel industry. FOL’s markets are highly competitive, consisting of many domestic and foreign manufacturers and distributors. Competition is generally based upon price, product style, quality and customer service.

Garan designs, manufactures, imports and sells apparel primarily for children, including boys, girls, toddlers and infants. Products are sold under its own trademark Garanimals® and private labels of its customers. Garan also licenses its registered trademark Garanimals® to independent third parties. Garan conducts its business through operating subsidiaries located in the United States, Central America and Asia. Substantially all of Garan’s products are sold through its distribution centers in the U.S. to major national chain stores, department stores and specialty stores. In 2010, over 90% of Garan’s sales were to Wal-Mart. Fechheimer Brothers manufactures, distributes and sells uniforms, principally for the public service and safety markets, including police, fire, postal and military markets. Fechheimer Brothers is based in Cincinnati, Ohio.

Justin Brands and H.H. Brown Shoe Group manufacture and distribute work, rugged outdoor and casual shoes and western-style footwear under a number of brand names, including Justin, Tony Lama®, Nocona® , Chippewas® , Born® , Sofft® , Carolina® , Double-H Boots®, Corcoran® and Matterhorn® . A significant volume of the shoes sold by Berkshire’s shoe businesses are manufactured or purchased from sources outside the United States. Products are principally sold in the United States through a variety of channels including department stores, footwear chains, specialty stores, catalogs and the Internet, as well as through company-owned retail stores.

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

Acme operates 23 clay brick manufacturing facilities located in seven states, seven concrete block facilities in Texas and a stone quarry fabrication facility located in Texas. In addition, Acme operates a glass block fabrication facility, a concrete bagging facility and a stone burnishing facility all located in Texas. In early 2011, Acme acquired the leading brick manufacturer in Alabama. The demand for Acme’s products is seasonal, with higher sales in the warmer weather months and is subject to the level of construction activity which can be cyclical. Acme also owns and leases properties and mineral rights that supply raw materials used in many of its manufactured products. Acme’s raw materials supply is believed to be adequate into the foreseeable future.

Benjamin Moore & Co. (“Benjamin Moore”), headquartered in Montvale, New Jersey, is a leading formulator, manufacturer and retailer of a broad range of architectural coatings, available principally in the United States and Canada. Products include water-thinnable and solvent-thinnable general purpose coatings (paints, stains and clear finishes) for use by the general public, contractors and industrial and commercial users. Products are marketed under various registered brand names, including Regal®, Superspec® , Moorcraft Superhide®, Moorgard® , Aura® , Nattura® , ben®, Coronado Paint®, Insl-x® and Lenmar® .

Benjamin Moore and its manufacturing subsidiaries rely primarily on an independent dealer network for the distribution of its products. Its distribution network includes approximately 100 company-owned stores as well as over 4,500 third party retailers currently representing over 13,000 storefronts in the United States and Canada. Benjamin Moore’s company-owned stores represent several multiple-outlet and stand-alone retailers in various parts of the United States and Canada serving primarily contractors and general consumers. The independent retailer channel offers a broad array of products including

Benjamin Moore® and Insl-x® brands and other competitor coatings, wallcoverings, window treatments and sundries. Benjamin Moore also has three color stations located in regional malls that serve as brand marketing tools.

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

MiTek is headquartered in Chesterfield, Missouri and is a leading provider of engineered connector products, engineering software and services and computer-driven manufacturing machinery to the truss fabrication segment of the building components industry. Primary customers are truss fabricators who manufacture pre-fabricated roof and floor trusses and wall panels for the residential building market as well as the light commercial and institutional construction industry. MiTek also participates in the light gauge steel framing market under the Ultra-Span® name, manufactures and markets assembly line machinery used by the lead acid battery industry, manufactures and markets a line of masonry connector products and manufactures and markets air handling systems used in commercial building. MiTek operates on six continents with sales into approximately 90 countries. MiTek has 28 manufacturing facilities located in eleven countries and 44 sales/engineering offices located in 16 countries.

The Shaw Industries Group, Inc. (“Shaw”), headquartered in Dalton, Georgia, is the world’s largest carpet manufacturer based on both revenue and volume of production. Shaw designs and manufactures over 3,000 styles of tufted carpet, tufted and woven rugs, laminate and wood flooring for residential and commercial use under about 30 brand and trade names and under certain private labels. Shaw also provides installation services and sells ceramic tile. Shaw’s manufacturing operations are fully integrated from the processing of raw materials used to make fiber through the finishing of carpet. Shaw’s carpet, rugs and hard surface products are sold in a broad range of prices, patterns, colors and textures. Shaw acquired Sportexe in 2009 which will provide an entry into the sports turf market.

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

Substantially all carpet manufactured by Shaw is tufted carpet made from nylon, polypropylene and polyester. In the tufting process, yarn is inserted by multiple needles into a synthetic backing, forming loops which may be cut or left uncut, depending on the desired texture or construction. During 2010 Shaw processed approximately 97% of its requirements for carpet yarn in its own yarn processing facilities. The availability of raw materials continues to be good but margins are impacted by petro-chemical and natural gas price changes. Raw material cost changes are periodically factored into selling prices to customers.

The floor covering industry is highly competitive with more than 100 companies engaged in the manufacture and sale of carpet in the United States and numerous manufacturers engaged in hard surface floor covering production and sales. According to industry estimates, carpet accounts for approximately 60% of the total United States consumption of all flooring types. The principal competitive measures within the floor covering industry are quality, style, price and service.

Demand for products of Berkshire’s building products businesses is affected to varying degrees by commercial construction and industrial activity in the U.S. and Europe and the level of U.S. housing construction. Construction activity in the United States has been depressed over the past three years as a result of general economic conditions and there have also been declines in European commercial construction and industrial activity as well.

The building products businesses are subject to a variety of federal, state and local environmental laws and regulations. These laws and regulations regulate the discharge of materials into the air, land and water and govern the use and disposal of hazardous substances.

Other Manufacturing Businesses

Berkshire acquired an 80% interest in ISCAR Metalworking Companies B.V. (“IMC B.V.”) in 2006. IMC B.V., based in Tefen, Israel, is one of the world’s three largest multinational manufacturers of consumable precision carbide metal cutting tools for applications in a broad range of industrial end markets under the brand names ISCAR® , TaeguTec® , Ingersoll® , Tungaloy® , Unitac® , UOP It.te.di® and Outiltec® . IMC B.V.’s manufacturing facilities are located in Israel, United States, Germany, Italy, France, Switzerland, South Korea, China, India, Japan and Brazil.

IMC B.V. has five primary product lines: milling tools, gripping tools, turning/thread tools, drilling tools and tooling. The main products are split within each product line between consumable cemented tungsten carbide inserts and steel tool holders. Inserts comprise the vast majority of sales and earnings. Metal cutting inserts are used by industrial manufactures to cut metals and are consumed during their use in cutting applications. IMC B.V. manufactures hundreds of types of highly engineered inserts within each product line that are tailored to maximize productivity and meet the technical requirements of customers.

IMC B.V.’s global sales and marketing network has representatives in virtually every major manufacturing center around the world staffed with highly skilled engineers and technical personnel. IMC B.V.’s customer base is very diverse, with its primary customers being large, multinational businesses in the automotive, aerospace, engineering and machinery industries. IMC B.V. operates a regional central warehouse system with locations in Israel, United States, Belgium, Korea and Brazil. Additional small quantities of products are maintained at local IMC B.V. offices in order to provide on-time customer support and inventory management.

IMC B.V. competes in the metal cutting tools segment of the global metalworking tools market. The segment includes hundreds of participants who range from small, private manufacturers of specialized products for niche applications and markets to larger, global multinationals with a wide assortment of products and extensive distribution networks.

Forest River, Inc. (“Forest River”) is a manufacturer of recreational vehicles, utility, cargo and office trailers, buses and pontoon boats, headquartered in Elkhart, Indiana. Its products are sold in the United States and Canada through an independent dealer network. Forest River has manufacturing facilities in six states. In December 2008, Forest River acquired the recreational vehicle assets of Coachmen Industries, Inc.

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

Other Service Businesses

FlightSafety International Inc. (“FSI”), headquartered at LaGuardia Airport in Flushing, New York, is engaged primarily in the business of providing high technology training to operators of aircraft. FSI’s training activities include: advanced pilot training to business and corporate operators of aircraft and air traffic control procedures; aircrew training for military and other government personnel; aircraft maintenance technician training; and ab-initio (primary) pilot training to qualify individuals for private and commercial pilots’ licenses. FSI also develops classroom instructional systems and materials for use in its training business and for sale to others.

A significant part of FSI’s training programs is derived from the use of simulators, which incorporate computer-based technology to replicate the operation of specific aircraft. Simulators reproduce, with a high degree of accuracy, certain sights, movements and aircraft control responses experienced by the operator of the aircraft. FSI utilizes 494 training devices, including 293 civil aviation simulators. FSI’s training businesses are conducted primarily in the United States, with facilities located in 17 states. FSI also operates training facilities in Canada, France, Japan, Netherlands, Singapore, South Africa, Switzerland and the United Kingdom. FSI also designs and manufactures full motion flight simulators, visual displays and other training equipment for use in its training business and for sale to others. Manufacturing facilities are located in Oklahoma, Missouri and Texas.

NetJets Inc. (“NJ”) is the world’s leading provider of fractional ownership programs for general aviation aircraft. NJ’s executive offices and U.S. operations are located in Columbus, Ohio, with most of its logistical and flight operations based at Port Columbus International Airport. NJ’s European operations are based in Lisbon, Portugal. The fractional aircraft ownership concept permits customers to acquire a specific percentage of a certain aircraft type and allows them to utilize the aircraft for a specified number of flight hours per annum. In addition, NJ provides management, ground support and flight operation services. NJ is subject to the rules and regulations of the Federal Aviation Administration, which address aircraft registration, maintenance requirements, pilot qualifications and airport operations, including flight planning and scheduling as well as security issues. In November 2010, NJ acquired Marquis Jet Holdings, Inc. (“Marquis”), formerly operated independently but party to an exclusive alliance with NJ. Marquis leases and purchases fractional interests and management services from NJ and resells them to its customers in the form of a prepaid Marquis Jet Card, which entitles the customer to 25 hours of flight time. This element of NJ’s business currently approximates 8% of NJ annual revenues.

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

In 2007, Berkshire acquired TTI, Inc. (“TTI”), an electronic component distributor headquartered in Fort Worth, Texas. TTI is a global specialty distributor of passive, interconnect, electromechanical and discrete components used by customers in the manufacturing and assembling of electronic components. TTI’s customer base includes original equipment manufacturers, electronic manufacturing services, original design manufacturers, military, industrial users, and commercial customers. TTI services a variety of industries and products including telecommunications, medical devices, computers and office equipment, aerospace, automotive and consumer electronics. TTI’s business model is organized between its core business of supporting high volume production business and its catalog division which supports lower volume purchases with a broader customer base and higher margins. TTI operates distribution centers in North America, Europe and Israel. TTI operates from more than 90 locations throughout North America, Europe, Asia, and Israel.

Business Wire provides electronic dissemination of full-text news releases daily to the media, online services and databases and the global investment community in 150 countries and 45 languages. Roughly 90% of the company’s revenue comes from the core business of news distribution. The Pampered Chef, LTD (“TPC”) is the premier direct seller of high quality kitchen tools in the United States. Products are researched, designed and tested by TPC and manufactured by third-party suppliers. The Buffalo News publishes three editions on Saturday and Sunday and five editions each weekday from its headquarters in Buffalo, New York. International Dairy Queen services a system of about 6,000 stores operating under the names Dairy Queen®, Orange Julius® and Karmelkorn® that offer various dairy desserts, beverages, prepared foods, blended fruit drinks, popcorn and other snack foods.

Retailing Businesses— Berkshire’s retailing businesses principally consist of several independently managed home furnishings and jewelry operations. Information regarding each of these operations follows.

The home furnishings businesses are the Nebraska Furniture Mart (“NFM”), R.C. Willey Home Furnishings (“R.C. Willey”), Star Furniture Company (“Star”) and Jordan’s Furniture, Inc. (“Jordan’s”). NFM, R.C. Willey, Star and Jordan’s each offer a wide selection of furniture, bedding and accessories. In addition, NFM and R.C. Willey sell a full line of major household appliances, electronics, computers and other home furnishings. NFM, R.C. Willey, Star and Jordan’s also offer customer financing to complement their retail operations. An important feature of each of these businesses is their ability to control costs and to produce high business volume by offering significant value to their customers.

NFM operates its business from two very large retail complexes with almost one million square feet of retail space and sizable warehouse and administrative facilities in Omaha, Nebraska and Kansas City, Kansas. NFM is the largest furniture retailer in each of its markets. NFM also owns Homemakers Furniture located in Des Moines, Iowa, which has approximately 215,000 square feet of retail space.

R.C. Willey, based in Salt Lake City, Utah, is the dominant home furnishings retailer in the Intermountain West region of the United States. R.C. Willey operates 11 retail stores, two retail clearance facilities and three distribution centers. These facilities include approximately 1.5 million square feet of retail space with eight stores located in Utah, one store in Idaho, three stores in Nevada and one store in California. Star’s retail facilities include about 740,000 square feet of retail space in 12 locations. Star’s retail facilities are located in Texas with nine in Houston. Star maintains a dominant position in each of its markets. Jordan’s operates a furniture retail business from four locations with approximately 520,000 square feet of retail space in Massachusetts and New Hampshire. Jordan’s is the largest furniture retailer, as measured by sales, in the Massachusetts and New Hampshire areas. Jordan’s is well known in its markets for its unique store arrangements and advertising campaigns.

Borsheim Jewelry Company, Inc. (“Borsheims”) operates from a single store located in Omaha, Nebraska. Borsheims is a high volume retailer of fine jewelry, watches, crystal, china, stemware, flatware, gifts and collectibles. Helzberg’s Diamond Shops, Inc. (“Helzberg”), based in North Kansas City, Missouri, operates a chain of 234 retail jewelry stores in 37 states. Most of Helzberg’s stores are located in malls, lifestyle centers or power strip centers, and all stores operate under the name Helzberg Diamonds®. The Ben Bridge Corporation (“Ben Bridge Jeweler”), based in Seattle, Washington, operates a chain of 73 upscale retail jewelry stores in 12 states, primarily in the Western United States. Principal products include finished jewelry and timepieces. Ben Bridge Jeweler stores are located primarily in major shopping malls. Berkshire’s retail jewelry operations are subject to seasonality with approximately 40% of annual revenues earned in the fourth quarter.

Also included in Berkshire’s group of retailing businesses is See’s Candies (“See’s”), which produces boxed chocolates and other confectionery products with an emphasis on quality and distinctiveness in two large kitchens in Los Angeles and San Francisco, California. See’s revenues are highly seasonal with approximately 50% of total annual revenues earned in the months of November and December.

Finance and Financial Products

Clayton Homes, Inc. (“Clayton”), headquartered near Knoxville, Tennessee, is a vertically integrated manufactured housing company. At December 31, 2010, Clayton operated 34 manufacturing plants in 12 states. Clayton’s homes are marketed in 48 states through a network of 1,462 retailers, including 354 company-owned home centers. Financing is offered through its finance subsidiaries to purchasers of Clayton’s manufactured homes as well as those purchasing homes from selected independent retailers.

Clayton competes at the manufacturing, retail and finance levels on the basis of price, service, delivery capabilities and product performance and considers the ability to make financing available to retail purchasers a major factor affecting the market acceptance of its product. Retail sales are facilitated by Clayton’s offering of various finance and insurance programs. Finance programs include home note and mortgage originations supporting company-owned home centers and select independent retailers. Proprietary loan underwriting guidelines have been developed and include gross income, debt to income limits and credit score requirements, which are considered in evaluating loan applicants. Approximately 50% of the originations are home-only loans and the remaining 50% have land as additional collateral. The average down payment is about 22%, which may be from cash or land equity. Each loan with land will have an independent appraisal in order to establish the value of the land. Originations are all fixed rate and fixed term. Loans outstanding also include bulk purchases of contracts and mortgages from banks and other lenders. Clayton also provides inventory financing to certain independent retailers and services housing contracts and mortgages that were not purchased or originated. The bulk contract purchases and servicing arrangements may relate to the portfolios of other lenders or finance companies, governmental agencies, or other entities that purchase and hold housing contracts and mortgages. Clayton also acts as agent on physical damage insurance policies, home buyer protection plan policies and other programs.

XTRA Corporation (“XTRA”), headquartered in St. Louis, Missouri, is a leading transportation equipment lessor operating under the XTRA Lease® brand name. XTRA manages a diverse fleet of approximately 88,000 units located at 66 facilities throughout the United States and four facilities in Canada. The fleet includes over-the-road and storage trailers, chassis, temperature controlled vans and flatbed trailers. XTRA is one of the two largest lessors (in terms of units available) of over-the-road trailers in North America. Transportation equipment customers lease equipment to cover cyclical, seasonal and geographic needs and as a substitute for purchasing. Therefore, as a provider of marginal capacity of transportation equipment, XTRA’s utilization rates (the number of units on lease to total units available) and operating results tend to be cyclical. In addition, transportation providers often use leasing to maximize their asset utilization and reduce capital expenditures. By maintaining a large fleet, XTRA is able to provide customers with a broad selection of equipment and quick response times.

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

Berkshire employed approximately 260,000 persons at December 31, 2010.

Additional information with respect to Berkshire’s businesses

The amounts of revenue, earnings before taxes and identifiable assets attributable to the aforementioned business segments are included in Note 21 to Berkshire’s Consolidated Financial Statements contained in Item 8, Financial Statements and Supplementary Data. Additional information regarding Registrant’s investments in fixed maturity and equity securities and other investments is included in Notes 3, 4 and 5 to Registrant’s Consolidated Financial Statements.

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

We have been and will continue to be willing to assume more risk from a single event than any other insurer has knowingly assumed. We could incur a significant loss from a single event and do so willingly if properly paid for the risk assumed. We have also written some coverages for losses arising from acts of terrorism. In all cases, however, we attempt to avoid writing groups of policies from which losses might seriously aggregate. However, it is possible that despite our efforts, losses may aggregate in ways that were not anticipated. The tolerance for huge losses may result in such losses in future periods, which may result in lower reported earnings.

The degree of estimation error inherent in the process of estimating property and casualty insurance loss reserves may result in significant underwriting losses.

In the insurance business, premiums are charged today for promises to pay covered losses in the future. The principal cost associated with premium revenue is claims. However, it will take decades before all losses that have occurred as of the balance sheet date will be reported and settled. Although we believe that loss reserve balances are adequate to cover losses, we will not truly know whether the premiums charged for the coverages provided were sufficient until well after the balance sheet date. Except for certain product lines, our objective is to generate underwriting profits over the long-term. Estimating insurance claim costs is inherently imprecise. Our estimated insurance loss reserves are large ($60 billion at December 31, 2010) so increases to reserve estimates can result in materially lower periodic reported earnings.

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

We have assumed the risk of potentially significant losses under our credit default and equity index put option contracts. Although we received considerable premiums as compensation for accepting these risks, there is no assurance that the premiums we received will exceed our aggregate cash settlement payments. While the risks under the credit default contracts are limited to specified entities, amounts per entity and aggregate contract limits, the deterioration of the U.S. economy or in the financial condition of the referenced entities, could result in significant losses. Although no loss events occurred in 2010 and our remaining exposures decreased, the risks of additional payments and losses in our earnings from credit defaults continues into the future. Our risks of losses under equity index put option contracts are based on declines in equity prices of stocks comprising certain major stock indexes worldwide. Although the contracts currently in-force do not begin to expire until 2018, we could be subject to significant future settlement payments at expiration if equity index prices are below the strike prices specified in the contracts.

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

Major investment decisions and all major capital allocation decisions are made by Warren E. Buffett, Chairman of the Board of Directors and CEO, age 80, in consultation with Charles T. Munger, Vice Chairman of the Board of Directors, age 87. If for any reason the services of our key personnel, particularly Mr. Buffett, were to become unavailable, there could be a material adverse effect on our operations. However, Berkshire’s Board of Directors has identified four current Berkshire subsidiary managers who are capable of being CEO. Berkshire’s Board has agreed on a replacement for Mr. Buffett should a replacement be needed currently. The Board continually monitors this risk and could alter its current view regarding a replacement for Mr. Buffett in the future. We believe that the Board’s succession plan, together with the outstanding managers running our numerous and highly diversified operating units helps to mitigate this risk.

The past growth rate in Berkshire’s book value per share is not an indication of future results.

In the years since our present management acquired control of Berkshire, our book value per share has grown at a highly satisfactory rate. Because of the large size of our capital base (shareholders’ equity of approximately $157.3 billion as of December 31, 2010), our book value per share will very likely not increase in the future at a rate even close to its past rate.

Competition

Each of our operating businesses face intense competitive pressures within markets in which they operate. Competition may arise domestically as well as internationally. While we manage our businesses with the objective of achieving long-term sustainable growth by developing and strengthening competitive advantages, many factors, including market and technology changes, may erode or prevent the strengthening of competitive advantages. Accordingly, future operating results will depend to some degree on whether our operating units are successful in protecting or enhancing their competitive advantages. If our operating businesses are unsuccessful in these efforts, our periodic operating results in the future may decline from current levels.

Unfavorable economic and political conditions could hurt our operating businesses.

Our operating businesses are subject to normal economic cycles affecting the economy in general or the industries in which we operate. To the extent that the recovery from the recent economic recession in the U.S. and worldwide is slow or the economy worsens for a prolonged period of time, one or more of our significant operations could be materially harmed. In addition, our utilities and energy businesses, our railroad business and our manufactured housing finance operations regularly utilize debt as a component of their capital structures. These businesses depend on having access to borrowed funds through the capital markets at reasonable rates. To the extent that access to the credit is restricted or the cost of funding increases, our operations could be adversely affected.

Historically, we derived a relatively small amount of our revenues and earnings from international markets. Our international business was conducted primarily in regions where relatively stable political and economic conditions have prevailed. As a result of our business acquisitions, we are subject to increased risks from unstable political conditions and civil unrest at certain of our internationally based businesses. Further, terrorism activities deriving from unstable conditions could produce significant insurance and other operating losses to our worldwide operations, including operations based in the United States. Our business operations could be adversely affected directly through the loss of human resources and destruction of production facilities.

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

Utilities and Energy Businesses

For the most part, our utilities and energy businesses, which generate, transmit and distribute electricity and transport, store and distribute natural gas, are highly regulated by numerous federal, state, local and foreign governmental authorities in the United States, the United Kingdom and other jurisdictions in which they operate. These regulations are complex, dynamic and may be subject to new interpretations or change. Regulations affect almost every aspect of our utilities and energy businesses, have broad application and limit our ability to independently make and implement management decisions regarding numerous matters, including business combinations; constructing, acquiring or disposing of operating assets; operation of generating facilities and transmission and distribution assets; setting rates charged to customers; establishing capital structures and issuing debt or equity securities; transactions between our domestic utilities and other subsidiaries and affiliates; and paying dividends to shareholders. Adverse new legislation, regulation, reinterpretations of existing regulation, such as those relating to air and water quality, renewable portfolio standards, emissions performance standards, climate change, coal combustion byproducts, hazardous and solid waste disposal, protected species and other environmental matters, or the nature of the regulatory process may have a significant adverse impact on our financial results.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Description of Properties

The physical properties used by the parent company and our significant business segments are summarized below:

Business	Country	Location	Type of Property/Facility	Number of Properties	Owned/ Leased	Approx. Square Footage
Berkshire (parent company)	U.S.	Omaha, NE	Corporate Offices	1	Leased	10,000

Insurance and Reinsurance:

GEICO	U.S.	Chevy Chase, MD and locations in 6 other states	Offices	14	Owned	3,152,000
		Various locations	Offices and drive-in claims facilities	93	Leased	867,000

General Re	U.S.	Stamford, CT Stamford, CT, various locations	Offices Offices	3 30	Owned Leased	191,000 726,000

	Non-U.S.	Cologne, Germany	Offices	7	Owned	161,000
		Various locations in 26 countries	Offices	32	Leased	245,000

Berkshire Hathaway	U.S.	Stamford, CT and 7 other locations	Offices	8	Leased	118,000
Reinsurance Group	Non-U.S	United Kingdom	Offices	5	Leased	64,000

Berkshire Hathaway Primary Group	U.S.	Omaha, NE and Fort Wayne, IN Various locations	Offices Offices	3 50	Owned Leased	208,000 768,000

Finance & Financial Products	U.S.	Various locations	Mfg plants Mfg plants Offices Offices Retail Retail Warehouses Warehouses Retail centers Retail centers Housing communities	33 1 3 12 41 130 8 41 184 170 28	Owned Leased Owned Leased Owned Leased Owned Leased Owned Leased Owned	4,832,000 101,000 348,000 108,000 667,000 1,831,000 1,211,000 1,396,000 1,131 (acres) 737 (acres) 1,322 (acres)

Marmon	U.S.	Various locations	Mfg plants Mfg plants Offices Offices Warehouses Warehouses	80 25 6 16 31 31	Owned Leased Owned Leased Owned Leased	16,055,000 1,755,000 126,000 108,000 2,837,000 2,537,000

	Non-U.S.	Various locations in 19 countries	Mfg plants Mfg plants Offices Offices Warehouses Warehouses	36 23 6 18 13 16	Owned Leased Owned Leased Owned Leased	2,512,000 397,000 264,000 29,000 574,000 337,000

McLane Company	U.S.	Various locations	Distribution centers/ Offices	32 21	Owned Leased	9,801,000 4,193,000

	Non-U.S.	Brazil	Distribution centers/ Offices	2 4	Owned Leased	779,000 1,783,000

Business	Country	Location	Type of Property/Facility	Number of Properties	Owned/ Leased	Approx. Square Footage
Other businesses:

Manufacturing	U.S.	Various locations	Mfg plants Mfg plants Offices/Warehouses Offices/Warehouses Showroom/Retail Showroom/Retail	262 53 157 227 28 136	Owned Leased Owned Leased Owned Leased	46,851,000 3,635,000 19,674,000 8,706,000 402,000 998,000

	Non-U.S.	Various locations in over 50 countries	Mfg plants Mfg plants Offices/Warehouses Offices/Warehouses Showroom/Retail Showroom/Retail	118 67 44 293 6 23	Owned Leased Owned Leased Owned Leased	11,854,000 3,883,000 1,548,000 3,453,000 9,000 65,000

Retailing	U.S.	Various locations	Offices/Warehouses/Mfg plants Offices/Warehouses Retail Retail	21 17 33 520	Owned Leased Owned Leased	5,111,000 1,197,000 3,503,000 1,660,000

Service	U.S.	Various locations	Training facilities/Hangars Training facilities/Hangars Offices/Warehouses Offices/Warehouses Mfg plants Mfg plants Retail Retail	18 140 9 83 8 13 35 41	Owned Leased Owned Leased Owned Leased Owned Leased	819,000 2,437,000 1,992,000 942,000 611,000 188,000 116,000 119,000

	Non-U.S.	Various locations in 27 countries	Offices/Training facilities/ Warehouses/Hangars	17 107	Owned Leased	413,000 724,000

Railroad Business

Through BNSF Railway, BNSF operates a railroad network in North America with approximately 32,000 route miles of track, excluding multiple main tracks, yard tracks and sidings, approximately 23,000 miles of which are owned route miles, including easements, in 28 states and two Canadian provinces as of December 31, 2010. Approximately 9,000 route miles of BNSF’s system consist of trackage rights that permit BNSF to operate its trains with its crews over other railroads’ tracks. As of December 31, 2010, the total BNSF Railway system, including single and multiple main tracks, yard tracks and sidings, consisted of approximately 50,000 operated miles of track, all of which are owned by or held under easement by BNSF except for approximately 10,000 route miles operated under trackage rights.

BNSF operates various facilities and equipment to support its transportation system, including its infrastructure and locomotives and freight cars. It also owns or leases other equipment to support rail operations, including containers, chassis and vehicles. Support facilities for rail operations include yards and terminals throughout its rail network, system locomotive shops to perform locomotive servicing and maintenance, a centralized network operations center for train dispatching and network operations monitoring and management in Fort Worth, Texas, regional dispatching centers, computers, telecommunications equipment, signal systems and other support systems. Transfer facilities are maintained for rail-to-rail as well as intermodal transfer of containers, trailers and other freight traffic. These facilities include 31 major international hubs located across the system.

As of December 31, 2010, BNSF owned or held under non-cancelable leases exceeding one year approximately 6,700 locomotives, 76,800 freight cars and 7,700 chassis and containers, in addition to maintenance of way and other equipment.

Utilities and Energy Businesses

MidAmerican’s energy properties consist of the physical assets necessary to support its electricity and natural gas businesses. Properties of MidAmerican’s electricity businesses include electric generation, transmission and distribution facilities, as well as coal mining assets that support certain of MidAmerican’s electric generating facilities. Properties of MidAmerican’s natural gas businesses include natural gas distribution facilities, interstate pipelines, storage facilities, compressor stations and meter stations. In addition to these physical assets, MidAmerican has rights-of-way, mineral rights and water rights that enable MidAmerican to utilize its facilities. Pursuant to separate financing agreements, a majority of these properties are pledged or encumbered to support or otherwise provide the security for the related subsidiary debt. MidAmerican or its affiliates own or have interests in the following types of electric generation facilities at December 31, 2010:

Energy Source	Entity	Location by Significance	Facility Net Capacity (MW) (1)	Net MW Owned (1)
Coal	PacifiCorp and MEC	Iowa, Wyoming, Utah, Arizona, Colorado and Montana	14,369	9,568
Natural gas and other	PacifiCorp, MEC and CalEnergy	Utah, Iowa, Illinois, Washington, Oregon, Texas, New York and Arizona	4,876	4,358
Wind	PacifiCorp and MEC	Iowa, Wyoming, Washington and Oregon	2,324	2,316
Hydroelectric	PacifiCorp, MEC and CalEnergy	Washington, Oregon, The Philippines, Idaho, California, Utah, Hawaii, Montana, Illinois and Wyoming	1,320	1,293
Nuclear	MEC	Illinois	1,783	446
Geothermal	PacifiCorp and CalEnergy	California and Utah	361	198

		Total	25,033	18,179

(1)

Facility Net Capacity (MW) represents (except for wind-powered generation facilities, which are nominal ratings) either: 1) PacifiCorp—the total capability of a generating unit as demonstrated by actual operating or test experience, less power generated and used for auxiliaries and other station uses, and is determined using average annual temperatures; 2) MEC—the total plant accredited net generating capacity based on accreditation approved by the Midwest Independent Transmission System Operator, Inc.; or 3) CalEnergy—the contract capacity for most facilities. Net MW Owned indicates MidAmerican’s ownership of Facility Net Capacity (MW).

PacifiCorp and MEC own electric transmission and distribution systems, including more than 18,000 miles of transmission lines and approximately 1,300 substations, gas distribution facilities, including approximately 22,000 miles of gas mains and service lines, and an estimated 175 million tons of recoverable coal reserves in mines owned or leased in Wyoming, Utah and Colorado.

Northern Natural’s pipeline system consists of approximately 15,000 miles of natural gas pipelines, including approximately 6,400 miles of mainline transmission pipelines and approximately 8,600 miles of branch and lateral pipelines. Northern Natural’s end-use and distribution market area includes points in Iowa, Nebraska, Minnesota, Wisconsin, South Dakota, Michigan and Illinois and its natural gas supply and delivery service area includes points in Kansas, Texas, Oklahoma and New Mexico. Storage services are provided through the operation of one underground natural gas storage field in Iowa, two underground natural gas storage facilities in Kansas and two liquefied natural gas storage peaking units, one in Iowa and one in Minnesota.

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

a) Civil Litigation

Litigation Related to ROA

General Reinsurance Corporation (“General Reinsurance”), a wholly-owned subsidiary of Berkshire, and several current and former employees, along with numerous other defendants, have been sued in fourteen federal lawsuits involving Reciprocal of America (“ROA”) and related entities. ROA was a Virginia-based reciprocal insurer and reinsurer of physician, hospital and lawyer professional liability risks. Ten are putative class actions initiated by doctors, hospitals and lawyers that purchased insurance through ROA or certain of its Tennessee-based risk retention groups. These complaints seek compensatory, treble, and punitive damages in an amount plaintiffs contend is just and reasonable. The most recently filed action was filed in April 2010 by the same attorneys representing the same hospitals as in three of the other putative class actions pending in the U.S. District Court for the Western District of Tennessee. The allegations are virtually identical to the previously filed hospital policyholder actions.

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

General Reinsurance has settled with both the Virginia and Tennessee Receivers, whose respective claims against General Reinsurance and its current and former employees have been dismissed with prejudice. The Missouri-based hospital group has also agreed to dismiss its claims against General Reinsurance.

Actions related to AIG

General Reinsurance is a defendant in In re American International Group Securities Litigation, Case No. 04-CV-8141-(LTS), United States District Court, Southern District of New York, a putative class action (the “AIG Securities Litigation”) asserted on behalf of investors who purchased publicly-traded securities of AIG between October 1999 and March 2005. The complaint, originally filed in April 2005, asserts various claims against AIG and certain of its officers, directors, investment banks and other parties, including former employees of General Reinsurance (whom the Complaint defines, together with General Reinsurance, as the “General Re Defendants”). The Complaint alleges that the General Re Defendants violated Section 10(b) of the Securities Exchange Act and Rule 10b-5 in connection with General Reinsurance’s transaction with AIG initially effected in 2000 (“the AIG Transaction”). The Complaint seeks damages and other relief in unspecified amounts. General Reinsurance has answered the Complaint, denying liability and asserting various affirmative defenses. Lead plaintiffs filed a motion for class certification on February 20, 2008. Various defendants, including General Reinsurance, have filed oppositions to class certification. The lead plaintiffs and General Reinsurance previously reached agreement concerning the terms of a settlement that would resolve all claims against the General Re Defendants in exchange for a payment by General Reinsurance of $72 million, out of which the court may award plaintiffs’ counsel no more than $11.5 million in fees and reimbursement of costs, with the remaining amount of at least $60.5 million to be distributed to purchasers of AIG securities. There was no court decision specifically approving or disapproving this settlement but rather, on February 22, 2010, the court granted class certification with respect to claims against AIG, and denied class certification with respect to claims against General Reinsurance. On September 23, 2010, the court entered a final judgment dismissing the General Re Defendants from the case. On October 21, 2010, the lead plaintiffs, on behalf of themselves and the putative class, filed a notice of appeal of that final judgment, and also appealed from the court’s February 22, 2010 order (granting in part and denying in part the lead plaintiffs’ motion to certify the class, but only to the extent the order denied class certification as against the General Re Defendants), and the court’s March 4, 2010 order denying as moot the lead plaintiffs’ motion for preliminary court approval of the class action settlement with General Re.

A member of the putative class in the litigation described in the preceding paragraph has asserted similar claims against General Reinsurance and a former officer of General Reinsurance in a separate complaint, Florida State Board of Administration v. General Re Corporation, et al., Case No. 06-CV-3967, United States District Court, Southern District of New York. The parties have settled this matter, the terms of which will require dismissal of this action with prejudice.

On July 27, 2005, General Reinsurance received a Summons and a Verified and Amended Shareholder Derivative Complaint in In re American International Group, Inc. Derivative Litigation, Case No. 04-CV-08406, United States District Court, Southern District of New York. The complaint, brought by several alleged shareholders of AIG, seeks damages, injunctive and declaratory relief against various officers and directors of AIG as well as a variety of individuals and entities with whom AIG did business, relating to a wide variety of allegedly wrongful practices by AIG. Plaintiffs have petitioned the court to dismiss the action with prejudice as to all defendants.

In August 2005, General Reinsurance received a Summons and First Amended Consolidated Shareholders’ Derivative Complaint in In re American International Group, Inc. Consolidated Derivative Litigation, Case No. 769-N, Delaware Chancery Court. On September 28, 2007, AIG and the shareholder plaintiffs filed a Second Combined Amended Complaint, in which AIG asserted claims against certain of its former officers and the shareholder plaintiffs asserted claims against a number of other defendants, including General Reinsurance. On July 13, 2009, the Delaware Chancery Court entered judgment dismissing with prejudice the claims asserted against General Reinsurance and certain other defendants in the matter. By Order dated December 29, 2010, the Delaware Supreme Court unanimously affirmed the Chancery Court dismissal of the claims against General Reinsurance and certain other defendants.

FAI/HIH Matter

In December 2003, the Liquidators of both FAI Insurance Limited (“FAI”) and HIH Insurance Limited (“HIH”) advised indirect wholly-owned subsidiaries of Berkshire (General Reinsurance Australia Limited (“GRA”) and Kölnische Rückversicherungs-Gesellschaft AG (“Cologne Re”)) that they intended to assert claims arising from insurance transactions GRA entered into with FAI in May and June 1998. In August 2004, the Liquidators filed claims in the Supreme Court of New South Wales in order to avoid the expiration of a statute of limitations for certain plaintiffs. The focus of the Liquidators’ allegations against GRA and Cologne Re are the 1998 transactions GRA entered into with FAI (which was acquired by HIH in 1999). The Liquidators contend, among other things, that GRA and Cologne Re engaged in deceptive conduct that assisted FAI in improperly accounting for such transactions as reinsurance, and that such deception led to HIH’s acquisition of FAI and caused various losses to FAI and HIH. The Liquidator of HIH served its Complaint on GRA and Cologne Re in June 2006 and discovery has been ongoing. The FAI Liquidator previously dismissed his complaint against GRA and Cologne Re. GRA and Cologne Re have finalized their settlement with the HIH Liquidator and as a result on March 24, 2010 court orders were entered dismissing the HIH Liquidators action in its entirety.

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

Item 4.	(Removed and Reserved)

Executive Officers of the Registrant

Following is a list of the Registrant’s executive officers:

Name	Age	Position with Registrant	Since
Warren E. Buffett	80	Chairman of the Board	1970
Marc D. Hamburg	61	Senior Vice President	1992
Charles T. Munger	87	Vice Chairman of the Board	1978

Each executive officer serves, in accordance with the by-laws of the Registrant, until the first meeting of the Board of Directors following the next annual meeting of shareholders and until his respective successor is chosen and qualified or until he sooner dies, resigns, is removed or becomes disqualified. Mr. Buffett and Mr. Munger also serve as directors of the Registrant.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

Market Information

Berkshire’s Class A and Class B common stock are listed for trading on the New York Stock Exchange, trading symbol: BRK.A and BRK.B. The following table sets forth the high and low sales prices per share, as reported on the New York Stock Exchange Composite List during the periods indicated:

	2010				2009
	Class A		Class B		Class A		Class B *
	High	Low	High	Low	High	Low	High	Low
First Quarter	$125,252	$97,205	$83.57	$64.72	$102,600	$70,050	$68.40	$44.82
Second Quarter	122,908	102,751	81.95	68.48	95,500	83,957	63.10	54.82
Third Quarter	128,730	113,622	85.86	75.62	108,450	84,600	71.38	54.66
Fourth Quarter	126,568	118,201	84.45	78.72	105,980	97,870	70.00	64.22

*	Adjusted for the 50-for-1 Class B stock split that became effective on January 21, 2010.

Shareholders

Berkshire had approximately 4,000 record holders of its Class A common stock and 18,000 record holders of its Class B common stock at February 16, 2011. Record owners included nominees holding at least 480,000 shares of Class A common stock and 1,045,000,000 shares of Class B common stock on behalf of beneficial-but-not-of-record owners.

Dividends

Berkshire has not declared a cash dividend since 1967.

Item 6.	Selected Financial Data

Selected Financial Data for the Past Five Years

(dollars in millions except per-share data)

	2010	2009	2008	2007	2006
Revenues:
Insurance premiums earned (1)	$30,749	$27,884	$25,525	$31,783	$23,964
Sales and service revenues	67,225	62,555	65,854	58,243	51,803
Revenues of railroad, utilities and energy businesses (2)	26,364	11,443	13,971	12,628	10,644
Interest, dividend and other investment income	5,215	5,531	5,140	5,161	4,568
Interest and other revenues of finance and financial products businesses	4,286	4,293	4,757	4,921	4,925
Investment and derivative gains/losses (3)	2,346	787	(7,461)	5,509	2,635

Total revenues	$136,185	$112,493	$107,786	$118,245	$98,539

Earnings:
Net earnings attributable to Berkshire Hathaway (3)	$12,967	$8,055	$4,994	$13,213	$11,015

Net earnings per share attributable to Berkshire Hathaway shareholders (4)	$7,928	$5,193	$3,224	$8,548	$7,144

Year-end data:
Total assets	$372,229	$297,119	$267,399	$273,160	$248,437
Notes payable and other borrowings:
Insurance and other businesses	12,471	4,561	5,149	3,447	4,431
Railroad, utilities and energy businesses (2)	31,626	19,579	19,145	19,002	16,946
Finance and financial products businesses	14,477	13,769	12,588	11,377	11,228
Berkshire Hathaway shareholders’ equity	157,318	131,102	109,267	120,733	108,419
Class A equivalent common shares outstanding, in thousands	1,648	1,552	1,549	1,548	1,543
Berkshire Hathaway shareholders’ equity per outstanding Class A equivalent common share	$95,453	$84,487	$70,530	$78,008	$70,281

(1)	Insurance premiums earned in 2007 included $7.1 billion from a single reinsurance transaction with Equitas.

(2)

On February 12, 2010, BNSF became a wholly-owned subsidiary of Berkshire and BNSF’s accounts are included in Berkshire’s Consolidated Financial Statements beginning as of February 13, 2010. From December 31, 2008 to February 12, 2010, Berkshire’s investment in BNSF common stock was accounted for pursuant to the equity method.

(3)

Investment gains/losses include realized gains and losses and non-cash other-than-temporary impairment losses. Derivative gains/losses include significant amounts related to non-cash changes in the fair value of long-term contracts arising from short-term changes in equity prices, interest rates and foreign currency rates, among other factors. After-tax investment and derivative gains/losses were $1.87 billion in 2010, $486 million in 2009, $(4.65) billion in 2008, $3.58 billion in 2007 and $1.71 billion in 2006.

(4)	Represents net earnings per equivalent Class A common share. Net earnings per Class B common share is equal to 1/1,500 of such amount.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings attributable to Berkshire for each of the past three years are disaggregated in the table that follows. Amounts are after deducting income taxes and exclude earnings attributable to noncontrolling interests. Amounts are in millions.

	2010		2009	2008
Insurance – underwriting	$1,301		$949	$1,739
Insurance – investment income	3,860		4,271	3,610
Railroad	2,235	*	—	—
Utilities and energy	1,131		1,071	1,704
Manufacturing, service and retailing	2,462		1,113	2,283
Finance and financial products	441		411	469
Other	(337)		(246)	(166)
Investment and derivative gains/losses	1,874		486	(4,645)

Net earnings attributable to Berkshire	$12,967		$8,055	$4,994

*	Earnings are for the period between February 13 and December 31, 2010.

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

On February 12, 2010, we completed the acquisition of the 77.5% of BNSF common stock that we did not already own. Beginning as of February 13, 2010, BNSF’s results and net earnings are included fully in our consolidated results and net earnings. In 2009 and until February 12, 2010, our share of net earnings related to our previously held investments in BNSF, as determined under the equity method, is included as a component of insurance investment income in the preceding table.

Over the last half of 2008 and throughout 2009, operating results of many of our businesses were adversely impacted by the world-wide economic recession. While our two largest business segments, which in 2009 were insurance and utilities, remained strong and operating results were not negatively impacted in any significant way by the recession, earnings of most of our diverse group of manufacturing, service and retailing businesses declined during 2009 as compared to the preceding two years. The effects from the economic recession resulted in lower sales volume and profit margins as consumers significantly curtailed spending, particularly for discretionary items. In 2010, operating results for many of our manufacturing, service and retailing businesses improved versus 2009, reflecting some stabilization of economic conditions.

In 2010, we realized after-tax investment and derivative gains of approximately $1.9 billion. The gains included a one-time holding gain of $979 million related to our acquisition of BNSF, net realized gains from the dispositions of investments, and net gains from derivative contracts, partially offset by non-cash other-than-temporary impairment losses recorded with respect to certain fixed maturity and equity securities. In 2009, we realized after-tax investment and derivative gains of $486 million, while in 2008 we had losses of approximately $4.6 billion. In 2009 and 2008, the gains and losses primarily derived from credit default contracts, dispositions of equity securities, other-than-temporary impairment losses with respect to certain equity securities and changes in estimated fair values of long duration equity index put option contracts. Changes in the equity and credit markets from period to period can and have caused significant volatility in periodic earnings.

In response to the crises in the financial markets and the global recession, the U.S. government and governments around the world are taking measures to regulate financial institutions, stabilize financial markets (including over-the-counter derivatives markets) and stimulate economic activity. In the United States, regulatory reform legislation known as the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law on July 21, 2010. The ultimate impact that these governmental actions will have on us is not entirely certain at this time. Our operating companies have taken and will continue to take actions as necessary to manage through the current economic situation and to improve our operations for the long-term. We continue to believe that the economic franchises of our operating businesses remain intact. We anticipate that general economic conditions will continue to gradually improve, albeit unevenly, over time.

Management’s Discussion (Continued)

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

We view insurance businesses as possessing two distinct operations – underwriting and investing. Underwriting decisions are the responsibility of the unit managers; investing, with limited exceptions, is the responsibility of Berkshire’s Chairman and CEO, Warren E. Buffett. Accordingly, we evaluate performance of underwriting operations without any allocation of investment income.

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

A key marketing strategy followed by all of our insurance businesses is the maintenance of extraordinary capital strength. Statutory surplus of our insurance businesses was approximately $94 billion at December 31, 2010. This superior capital strength creates opportunities, especially with respect to reinsurance activities, to negotiate and enter into insurance and reinsurance contracts specially designed to meet the unique needs of insurance and reinsurance buyers.

Underwriting results from our insurance businesses are summarized below. Amounts are in millions.

	2010	2009	2008
Underwriting gain attributable to:
GEICO	$1,117	$649	$916
General Re	452	477	342
Berkshire Hathaway Reinsurance Group	176	250	1,222
Berkshire Hathaway Primary Group	268	84	210

Pre-tax underwriting gain	2,013	1,460	2,690
Income taxes and noncontrolling interests	712	511	951

Net underwriting gain	$1,301	$949	$1,739

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

	2010		2009		2008
	Amount	%	Amount	%	Amount	%
Premiums written	$14,494		$13,758		$12,741

Premiums earned	$14,283	100.0	$13,576	100.0	$12,479	100.0

Losses and loss adjustment expenses	10,631	74.4	10,457	77.0	9,332	74.8
Underwriting expenses	2,535	17.8	2,470	18.2	2,231	17.9

Total losses and expenses	13,166	92.2	12,927	95.2	11,563	92.7

Pre-tax underwriting gain	$1,117		$649		$916

Management’s Discussion (Continued)

Insurance—Underwriting (Continued)

Premiums earned in 2010 increased $707 million (5.2%) over 2009. The growth in premiums earned for voluntary auto was 5.3% in 2010, reflecting a 5.9% increase in policies-in-force over the past year. Premiums earned in 2010 also reflected a very slight increase in average premiums per policy over the year, although by the end of 2010 average premiums per policy declined to year-end 2009 levels. Voluntary auto new business sales in 2010 declined 2.6% from relatively high levels during 2009 when new business sales increased 9.0% versus 2008. Voluntary auto policies-in-force at December 31, 2010 were approximately 563,000 greater than at December 31, 2009. The strong growth that occurred during the fourth quarter of 2010 when voluntary auto policies-in-force grew by about 165,000 is continuing. As of February 21, 2011, voluntary auto policies-in-force grew by about 188,500 since year-end.

Losses and loss adjustment expenses incurred in 2010 increased 1.7% over amounts incurred in 2009. The loss ratio was 74.4% in 2010 compared to 77.0% in 2009. The lower loss ratio in 2010 reflected the favorable impact of increased premium volume which was partially offset by changes in claim frequencies and severities. Claims frequencies in 2010 for property damage and collision coverages increased in the one to two percent range versus 2009, while frequencies for comprehensive coverages rose in the five to seven percent range from 2009 due to higher numbers of glass claims. Injury claims frequencies increased in the two to four percent range versus 2009. Claim severities in 2010 for physical damage coverages rose in the two to four percent range compared to 2009, while injury severities increased in the three to seven percent range. Incurred losses from catastrophe events in 2010 were $109 million compared to $83 million in 2009. Underwriting expenses incurred in 2010 increased 2.6% versus 2009 and primarily reflected increased advertising.

Premiums earned in 2009 increased $1,097 million (8.8%) over 2008, reflecting growth in voluntary auto premiums earned as a result of an overall increase in policies-in-force of 7.8%. Policies-in-force grew more rapidly in the latter part of 2008 and the early part of 2009 and moderated over the remainder of 2009. As a result, premiums earned in 2009 increased at a higher rate than policies-in-force, despite a slight decline in premiums per policy. Voluntary auto policies-in-force at December 31, 2009 were 684,000 greater than at December 31, 2008.

Losses and loss adjustment expenses incurred in 2009 increased $1,125 million (12.1%) compared with 2008. The loss ratio was 77.0% in 2009 compared to 74.8% in 2008. The higher loss ratio in 2009 reflected overall increases in claim frequencies and injury claim severities. Claims frequencies in 2009 for physical damage coverages increased in the one to two percent range, while frequencies for injury coverages increased in the five to seven percent range compared with the very low frequency levels in 2008. Injury severities in 2009 increased in the three to five percent range while physical damage severities decreased in the two to four percent range from 2008. Incurred losses from catastrophe events in 2009 of $83 million were relatively unchanged from 2008. Underwriting expenses in 2009 increased $239 million (10.7%) due primarily to higher policy issuance costs and increased salary and employee benefit expenses, which included increased interest on deferred compensation liabilities.

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

	Premiums written			Premiums earned			Pre-tax underwriting gain
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Property/casualty	$2,923	$3,091	$3,383	$2,979	$3,203	$3,434	$289	$300	$163
Life/health	2,709	2,630	2,588	2,714	2,626	2,580	163	177	179

	$5,632	$5,721	$5,971	$5,693	$5,829	$6,014	$452	$477	$342

Management’s Discussion (Continued)

Insurance—Underwriting (Continued)

Property/casualty

Premiums written in 2010 declined $168 million (5.4%) from 2009, while premiums earned in 2010 declined $224 million (7.0%) from 2009. Excluding the effects of foreign currency exchange rate changes, premiums written and earned in 2010 declined $202 million (6.5%) and $169 million (5.3%), respectively, compared with 2009. Premiums written and earned in 2010 reflected decreased volume as price competition in most property and casualty lines has led to decreases in premium volume over the past several years. Our underwriters continue to maintain discipline by rejecting inadequately priced offerings. Increased price competition and capacity within the industry could continue to constrain premium volume during 2011.

Underwriting gains were $289 million in 2010 and consisted of gains of $236 million from property business and $53 million from casualty/workers’ compensation business. The property business produced underwriting losses of $96 million for the 2010 accident year, offset by gains of $332 million from loss reserve reductions related to loss events occurring before 2010. The property results in 2010 were net of $339 million of catastrophe losses incurred primarily from the Chilean and New Zealand earthquakes and weather-related losses in Europe, Australia and New England. The timing and magnitude of catastrophe and large individual losses produces significant volatility in periodic underwriting results. The underwriting gains of $53 million from casualty/workers’ compensation business reflected overall reductions in prior years’ loss reserve estimates offset in part by $125 million of workers’ compensation loss reserve discount accretion and deferred charge amortization.

Premiums written and earned in 2009 declined $292 million (8.6%) and $231 million (6.7%), respectively, from 2008. Premiums in 2008 included $205 million with respect to a reinsurance-to-close transaction that increased our economic interest in the run-off of Lloyd’s Syndicate 435’s 2000 year of account from 39% to 100%. Under the reinsurance-to-close transaction, we also assumed a corresponding amount of net loss reserves and as a result, there was no impact on net underwriting gains in 2008. There was no similar transaction in 2009. Excluding the reinsurance-to-close transaction and the effects of foreign currency exchange rate changes, premiums written and earned in 2009 increased $149 million (4.7%) and $107 million (3.3%), respectively, compared to 2008, primarily due to increased volume in European treaty and Lloyd’s market property business.

Underwriting results in 2009 included underwriting gains of $478 million from property business and losses of $178 million from casualty/workers’ compensation business. The property business produced underwriting gains of $173 million for the 2009 accident year, and $305 million from loss reserve reductions related to loss events occurring before 2009. The property gains in 2009 were net of $48 million of losses from catastrophes, which were primarily from winter storm Klaus in Europe, the Victoria bushfires in Australia and an earthquake in Italy. The underwriting losses from casualty/workers’ compensation business were primarily the result of establishing higher loss reserves for 2009 accident year occurrences to reflect higher loss trends as well as $118 million of workers’ compensation loss reserve discount accretion and deferred charge amortization, offset in part by reserve reductions related to prior years’ casualty/workers’ compensation loss reserves.

Underwriting results in 2008 included $275 million in underwriting gains from property business partially offset by $112 million in underwriting losses from casualty/workers’ compensation business. The property business produced underwriting losses of $120 million for the 2008 accident year, offset by $395 million of gains from loss reserve reductions related to loss events occurring before 2008. The 2008 accident year results included $174 million of catastrophe losses from Hurricanes Gustav and Ike and $56 million of catastrophe losses from European storms. The underwriting losses from casualty/workers’ compensation business in 2008 included $117 million of workers’ compensation loss reserve discount accretion and deferred charge amortization, offset in part by reserve reductions related to prior years’ other casualty lines. The casualty results were also adversely impacted by legal costs incurred in connection with regulatory investigations.

Life/health

Premiums earned in 2010 increased 3.4% over 2009, which increased 1.8% over 2008. Adjusting for the effects of foreign currency exchange rate changes, premiums earned increased 4.8% over 2009, which increased 4.7% over 2008. The increases in premiums earned since 2008 were primarily due to increased international business. Underwriting results for the global life/health operations produced underwriting gains of $163 million in 2010, $177 million in 2009 and $179 million in 2008. Overall results were profitable in each of the past three years driven by gains from the life business due primarily to favorable mortality.

Management’s Discussion (Continued)

Insurance—Underwriting (Continued)

Berkshire Hathaway Reinsurance Group

Through the Berkshire Hathaway Reinsurance Group, we underwrite excess-of-loss reinsurance and quota-share coverages on property and casualty risks for insurers and reinsurers worldwide. BHRG’s business includes catastrophe excess-of-loss reinsurance and excess primary and facultative reinsurance for large or otherwise unusual discrete property risks referred to as individual risk. BHRG also writes retroactive reinsurance, which provides indemnification of losses and loss adjustment expenses with respect to past loss events. Other multi-line business refers to other property and casualty business written on both a quota-share and excess basis. Beginning in 2010, BHRG’s underwriting activities include life reinsurance as well as a life annuity business, which in previous years was included in the finance and financial products segment. Amounts for 2009 and 2008 have been reclassified to conform to the current year presentation. BHRG’s underwriting results are summarized in the table below. Amounts are in millions.

	Premiums earned			Pre-tax underwriting gain/loss
	2010	2009	2008	2010	2009	2008
Catastrophe and individual risk	$623	$823	$955	$260	$782	$776
Retroactive reinsurance	2,621	1,989	204	(90)	(448)	(414)
Other multi-line	3,459	3,894	3,923	203	15	962
Life and annuity	2,373	—	—	(197)	(99)	(102)

	$9,076	$6,706	$5,082	$176	$250	$1,222

Catastrophe and individual risk contracts may provide exceptionally large limits of indemnification and cover catastrophe risks (such as hurricanes, earthquakes or other natural disasters) or other property and liability risks. The timing and magnitude of losses produces extraordinary volatility in periodic underwriting results of this business. Catastrophe and individual risk premiums written were approximately $584 million in 2010, $725 million in 2009 and $1.1 billion in 2008. The level of business that we write in a given period will vary significantly due to changes in market conditions and our management’s assessment of the adequacy of premium rates. We constrained the volume of business written in 2010 as premium rates have not been attractive enough to warrant increasing volume. However, we have the capacity and willingness to write substantially more business when appropriate pricing can be obtained. Premiums earned from catastrophe and individual risk contracts in 2010 declined 24% from 2009 which declined 14% from 2008.

Underwriting results from catastrophe and individual risk business in 2010 included estimated losses of $322 million arising from several significant property catastrophe and casualty loss occurrences in 2010. Underwriting results in 2009 reflected no significant losses from catastrophes during the year, while in 2008 we incurred approximately $270 million of estimated losses from Hurricanes Gustav and Ike. Underwriting results in 2008 also included a gain of $224 million from a contract in which we agreed to purchase, under certain conditions, up to $4 billion of revenue bonds issued by the Florida Hurricane Catastrophe Fund Finance Corporation. Our obligation was conditioned upon, among other things, the occurrence of a specified amount of Florida hurricane losses during a period that expired on December 31, 2008 and which was not met.

Retroactive reinsurance policies generally provide very large, but limited, indemnification of unpaid losses and loss adjustment expenses with respect to past loss events that are generally expected to be paid over long periods of time. Premiums earned in 2010 included approximately $2.25 billion from a reinsurance contract entered into with Continental Casualty Company, a subsidiary of CNA Financial Corporation, and several of its other insurance subsidiaries (collectively the “CNA Companies”). Under the terms of the reinsurance contract, BHRG assumed certain asbestos and environmental pollution liabilities of the CNA Companies subject to an aggregate limit of indemnification of $4 billion of covered losses and allocated loss adjustment expenses. The premiums earned related to this contract were offset by a corresponding amount of losses incurred (comprised of estimated loss reserves of approximately $2.45 billion less a deferred charge asset of approximately $200 million), thus resulting in no immediate impact on underwriting results. Premiums earned from retroactive reinsurance in 2009 included 2.0 billion Swiss Francs (approximately $1.7 billion) from an adverse loss development contract with Swiss Reinsurance Company Ltd. and its affiliates (“Swiss Re”) covering substantially all of Swiss Re’s non-life insurance losses and allocated loss adjustment expenses for loss events occurring prior to January 1, 2009.

Underwriting losses from retroactive reinsurance include the recurring amortization of deferred charges that are established with respect to these contracts. At the inception of a contract, deferred charges represent the difference between the premium received and the estimated ultimate losses payable. Deferred charges are subsequently amortized over the estimated claims

Management’s Discussion (Continued)

Insurance—Underwriting (Continued)

Berkshire Hathaway Reinsurance Group (Continued)

payment period using the interest method and are based on estimates of the timing and amount of loss payments. Amortization charges are recorded as a component of losses and loss adjustment expenses. The relatively low underwriting losses in 2010 reflected the impact of net reductions in ultimate reserve estimates on certain large contracts and generally slower than expected loss payments, which resulted in lower rates of deferred charge amortization. At December 31, 2010, unamortized deferred charges for all of BHRG’s retroactive contracts were approximately $3.7 billion and gross unpaid losses were approximately $18.7 billion.

Other multi-line property and casualty premiums earned included $2.4 billion in 2010, $2.8 billion in 2009 and $1.8 billion in 2008 from a 20% quota-share reinsurance contract with Swiss Re covering substantially all of Swiss Re’s property/casualty risks incepting from January 1, 2008 and running through December 31, 2012. Excluding the Swiss Re quota-share contract, premiums earned in 2010 from other multi-line business declined $75 million (7%) from 2009, which declined $969 million (46%) compared to 2008.

Underwriting results from other multi-line business are affected by the timing and magnitude of catastrophe losses and unrealized foreign currency transactions. Underwriting results in 2010 for our other multi-line business included estimated catastrophe losses of approximately $308 million from the Chilean and New Zealand earthquakes, the Gulf of Mexico BP Deepwater Horizon oil rig explosion and the Australian floods. There were no significant catastrophe losses in 2009. Underwriting results in 2008 included approximately $435 million of estimated catastrophe losses from Hurricanes Gustav and Ike. Underwriting results also included losses of approximately $168 million in 2010 and $280 million in 2009 and gains of approximately $930 million in 2008 from unrealized foreign currency transaction gains and losses arising from the conversion of certain reinsurance loss reserves and other liabilities denominated in foreign currencies into U.S. Dollars as of the balance sheet dates. Excluding the effects of the currency gains/losses, other multi-line business produced underwriting gains of $371 million in 2010, $295 million in 2009 and $32 million in 2008.

In January 2010, BHRG entered in to a life reinsurance contract with Swiss Re Life & Health America Inc. (“SRLHA”). Under the agreement, BHRG assumed the liabilities and subsequent renewal premiums associated with a closed block of yearly renewable term reinsurance business reinsuring permanent and term products and universal life products written, assumed or subsequently acquired by SRLHA. BHRG assumes the mortality risk on the underlying lives with respect to the SRLHA business effective as of October 1, 2009, until the underlying yearly renewable term reinsured policy non-renews or the insurer ceding the business to SRLHA recaptures the business. Premiums earned in 2010 from this contract were $2.1 billion and underwriting losses were $83 million. The agreement is expected to remain in-force for several decades and, over time, is expected to result in substantial premiums earned and life benefits incurred. The underwriting results of the life and annuity business also included periodic interest charges arising from accretion of discounted annuity reserves. At December 31, 2010, the net reserves for all life and annuity benefits were approximately $2.8 billion.

Berkshire Hathaway Primary Group

Our primary insurance group consists of a wide variety of independently managed insurance businesses that principally write liability coverages for commercial accounts. These businesses include: Medical Protective Corporation (“MedPro”), a provider of professional liability insurance to physicians, dentists and other healthcare providers; National Indemnity Company’s primary group (“NICO Primary Group”), writers of commercial motor vehicle and general liability coverages; U.S. Investment Corporation, whose subsidiaries underwrite specialty insurance coverages; a group of companies referred to internally as “Berkshire Hathaway Homestate Companies,” providers of standard commercial multi-line insurance; Central States Indemnity Company, a provider of credit and disability insurance to individuals nationwide through financial institutions; Applied Underwriters, a provider of integrated workers’ compensation solutions; and BoatU.S., a writer of insurance for owners of boats and small watercraft.

Earned premiums by our primary insurance businesses were $1.7 billion in 2010, $1.8 billion in 2009 and $2.0 billion in 2008. Premium volume of our primary insurers, in general, has been and continues to be constrained by soft market conditions and as a result, we are accepting less business. Underwriting gains as percentages of premiums earned were approximately 16% in 2010, 5% in 2009 and 11% in 2008. The improvement in underwriting results was primarily due to reductions of MedPro’s estimated prior years’ loss reserves and lower loss ratios of the Berkshire Hathaway Homestate Companies.

Management’s Discussion (Continued)

Insurance—Investment Income

A summary of net investment income of our insurance operations follows. Amounts are in millions.

	2010	2009	2008
Investment income before taxes, noncontrolling interests and equity method earnings	$5,145	$5,459	$4,896
Income taxes and noncontrolling interests	1,335	1,615	1,286

Net investment income before equity method earnings	3,810	3,844	3,610
Equity method earnings	50	427	—

Net investment income	$3,860	$4,271	$3,610

Investment income consists of interest and dividends earned on cash and cash equivalents and investments attributable to our insurance businesses. Pre-tax investment income declined $314 million (5.8%) compared with 2009. The decline in 2010 investment income reflected lower dividends earned from our investments in Wells Fargo common stock and the impact of a realized gain in 2009 of about $100 million from a short-term currency transaction made in anticipation of our investment in the Swiss Re convertible capital instrument.

Pre-tax investment income in 2009 exceeded 2008 by $563 million (11.5%). The increase in investment income in 2009 primarily reflected earnings from several large investments made in the fourth quarter of 2008 and first half of 2009, partially offset by lower earnings on cash and cash equivalents due to lower short-term interest rates and lower average cash balances.

In October 2008, we acquired 11.45% subordinated notes and 5% preferred stock issued by Wrigley and preferred stocks of Goldman Sachs and General Electric that each pay an annual dividend of 10%. In March 2009, we acquired a 12% convertible capital instrument of Swiss Re and in April 2009, we acquired an 8.5% Cumulative Convertible Perpetual Preferred Stock of Dow. In December 2009, we also acquired $1.0 billion par amount of senior notes issued by Wrigley. Approximately 85% of these securities were acquired by our insurance group, with the remainder primarily held in our finance and financial products businesses. Our insurance group earned about $1.8 billion in 2010 and $1.7 billion in 2009 in interest and dividends from the aforementioned investments.

Our investment income in 2011 may decline as compared to 2010 as a result of maturities and redemptions of higher yielding investments that occurred in 2010 and are expected to occur in 2011 and low interest rates currently available for reinvestment purposes. As a result, our cash and cash equivalent balances will likely increase during 2011. In November 2010, an agreement was entered into with Swiss Re providing for the redemption of the 12% capital instrument for aggregate consideration of approximately CHF 3.9 billion. In addition, our investment in Goldman Sachs preferred stock may be redeemed at the option of Goldman Sachs at any time and our investment in General Electric preferred stock may be redeemed at the option of General Electric beginning in October 2011. We anticipate that both of these securities will be redeemed in 2011. The negative impact on investment income from these events may be partially offset to the extent that dividend rates increase with respect to certain of our major common stock investments.

Insurance investment income also includes earnings from equity method investments (BNSF and Moody’s). Equity method earnings represented our proportionate share of the net earnings of these companies. As a result of a reduction of our ownership of Moody’s in July of 2009, we discontinued the use of the equity method for our investment in Moody’s as of the beginning of the third quarter of 2009. As a result of our acquisition of the remaining outstanding stock of BNSF on February 12, 2010, we discontinued the use of the equity method and BNSF’s accounts are now included in our Consolidated Financial Statements beginning as of February 13, 2010. Dividends received on equity method investments are not reflected in our earnings.

Invested assets derive from shareholder capital and reinvested earnings as well as net liabilities under insurance contracts or “float.” The major components of float are unpaid losses, life, annuity and health benefit liabilities, unearned premiums and other liabilities to policyholders less premium and reinsurance receivables, deferred charges assumed under retroactive reinsurance contracts and deferred policy acquisition costs. Float approximated $66 billion at December 31, 2010, $63 billion at December 31, 2009 and $60 billion at December 31, 2008, respectively. The cost of float, as represented by the ratio of underwriting gain or loss to average float, was negative for the last three years, as our insurance business generated underwriting gains in each year.

Management’s Discussion (Continued)

Insurance—Investment Income (Continued)

A summary of cash and investments held in our insurance businesses follows. Amounts are in millions.

	2010	2009
Cash and cash equivalents	$24,818	$18,655
Equity securities	59,517	56,289
Fixed maturity securities	32,889	35,537
Other *	19,133	29,240

	$136,357	$139,721

*	Other investments include the investments in Wrigley, Goldman Sachs, General Electric and Dow. At December 31, 2009, other investments also included our investment in Swiss Re’s 12% convertible capital instrument and our investment in BNSF which was then accounted for under the equity method as previously discussed.

In 2010, invested assets and policyholder float include amounts related to our life annuity business. In prior years, this business was included in the finance and financial products segment. Amounts for 2009 have been reclassified to conform to the current year presentation.

Fixed maturity investments as of December 31, 2010 were as follows. Amounts are in millions.

	Amortized cost	Unrealized gains/losses	Fair value
U.S. Treasury, U.S. government corporations and agencies	$2,151	$46	$2,197
States, municipalities and political subdivisions	3,356	225	3,581
Foreign governments	10,909	196	11,105
Corporate bonds, investment grade	5,400	693	6,093
Corporate bonds, non-investment grade	5,724	1,531	7,255
Mortgage-backed securities	2,408	250	2,658

	$29,948	$2,941	$32,889

As of December 31, 2010, all U.S. government obligations were rated AAA by the major rating agencies and approximately 86% of all state, municipal and political subdivisions, foreign government obligations and mortgage-backed securities were rated AA or higher. Non-investment grade securities represent securities that are rated below BBB- or Baa3.

Railroad (“Burlington Northern Santa Fe”)

We acquired control of Burlington Northern Santa Fe Corporation (“BNSF”) on February 12, 2010. BNSF’s revenues and operating results are included in our consolidated results beginning immediately after the acquisition. In 2009 and for the period between January 1, 2010 and February 12, 2010, we accounted for our interest in BNSF pursuant to the equity method. Our share of BNSF’s earnings for those periods is included in net investment income of our insurance group. Earnings of BNSF following the acquisition are summarized below (in millions). BNSF’s earnings for the years ending December 31, 2010 and 2009 are provided for comparison, although these results are not consolidated in our financial statements.

	Feb. 13, 2010 to Dec. 31, 2010	2010	2009
Revenues	$15,059	$16,850	$14,016

Operating expenses	11,013	12,355	10,762
Interest expense	435	507	613

	11,448	12,862	11,375

Pre-tax earnings	3,611	3,988	2,641
Income taxes	1,376	1,529	920

Net earnings	$2,235	$2,459	$1,721

Management’s Discussion (Continued)

Railroad (“Burlington Northern Santa Fe”) (Continued)

BNSF operates one of the largest railroad systems in North America with approximately 32,000 route miles of track (including 23,000 route miles owned) in 28 states and two Canadian provinces. BNSF’s major business groups are classified by product shipped and include consumer products, coal, industrial products and agricultural products. The discussion that follows compares BNSF’s results for the years ending December 31, 2010 and 2009.

Revenues for the year ending December 31, 2010 were approximately $16.9 billion, representing an increase of approximately $2.8 billion (20%) over 2009. In 2010, revenues from each of the four business groups increased between 17% to 23% as compared to 2009. The increases reflected increased industrial products, agricultural products, consumer products and coal freight volume as well as overall increased yields. In addition, annual revenues in 2010 included an increase in fuel surcharges of $740 million versus 2009.

Operating expenses in 2010 were $12.4 billion, an increase of $1.6 billion (15%) over 2009, reflecting an increase in costs to handle the increase in freight volume as well as higher fuel and wage costs. Fuel costs increased $644 million in 2010 primarily due to higher prices. Compensation and benefits expense increased $523 million in 2010 primarily due to increased incentive compensation, increased health and welfare expenses and general wage increases. Operating expenses in 2010 also reflected increased depreciation and amortization expense versus 2009.

Utilities and Energy (“MidAmerican”)

Revenues and earnings of MidAmerican are summarized below. Amounts are in millions.

	Revenues			Earnings
	2010	2009	2008	2010	2009	2008
PacifiCorp	$4,518	$4,543	$4,558	$783	$788	$703
MidAmerican Energy Company	3,824	3,711	4,742	279	285	425
Natural gas pipelines	994	1,073	1,221	378	457	595
U.K. utilities	804	829	1,001	333	248	339
Real estate brokerage	1,046	1,071	1,147	42	43	(45)
Other	119	216	1,302	47	25	1,278

	$11,305	$11,443	$13,971

Earnings before corporate interest and taxes				1,862	1,846	3,295
Corporate interest				(323)	(318)	(332)
Interest on Berkshire junior debt				(30)	(58)	(111)
Income taxes and noncontrolling interests				(271)	(313)	(1,002)

Net earnings				$1,238	$1,157	$1,850

Earnings attributable to Berkshire *				$1,131	$1,071	$1,704
Debt owed to others at December 31				19,646	19,579	19,145
Debt owed to Berkshire at December 31				165	353	1,087

*	Net of noncontrolling interests and includes interest earned by Berkshire (net of related income taxes).

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

Our U.S. based regulated utilities businesses are conducted through PacifiCorp and MidAmerican Energy Company (“MEC”). PacifiCorp’s revenues and earnings before corporate interest and taxes (“EBIT”) in 2010 were $4,518 million and $783 million, respectively, relatively unchanged from 2009. Revenues in 2010 reflected lower average wholesale prices and a decrease in wholesale sales volume of approximately 8%, offset by higher retail prices approved by regulators and higher

Management’s Discussion (Continued)

Utilities and Energy (“MidAmerican”) (Continued)

renewable energy credit sales. PacifiCorp’s EBIT reflected decreased prices of purchased electricity and natural gas and lower natural gas volumes, offset by higher transmission costs from higher contract rates, higher volumes of purchased electricity and higher coal prices. Revenues of MEC in 2010 increased $113 million (3%) over 2009, primarily due to higher volumes of regulated and non-regulated electricity sales which are attributable to higher customer usage, impacted by weather conditions and customer growth. MEC’s EBIT in 2010 was $279 million, a slight decrease compared to 2009, primarily due to higher energy costs, operating expenses and depreciation and amortization. Energy costs increased due to higher coal prices and greater thermal generation as a result of higher sales volume. Operating expenses increased due to higher maintenance costs from plant outages and storm damages.

PacifiCorp’s revenues in 2009 of $4,543 million were relatively unchanged from 2008. Revenues in 2009 reflect an overall decrease in sales volume (both wholesale and retail) of approximately 2% and lower wholesale prices, somewhat offset by higher retail prices approved by regulators and higher renewable energy credit sales. PacifiCorp’s EBIT in 2009 of $788 million increased $85 million (12%) over 2008, primarily due to lower volume and prices of energy purchased in response to lower sales volumes and the use of lower-cost generation facilities put into service in the second half of 2008 and first quarter of 2009. Revenues of MEC in 2009 declined $1,031 million (22%) from 2008, primarily due to lower regulated natural gas and electricity sales. Regulated natural gas revenues decreased by $520 million in 2009, primarily due to a lower average per-unit cost of gas sold, which is passed on to customers and a 5% decline in sales volume. MEC’s regulated electricity revenues declined $315 million primarily as a result of a 35% decline in average wholesale prices and lower volumes, which were attributable to reduced demand due to economic conditions as well as mild temperatures in 2009. MEC’s EBIT in 2009 declined $140 million (33%) compared to 2008, primarily due to the lower regulated electricity revenues and increased depreciation due to additions of new wind-power generation facilities, partially offset by lower costs of purchased electricity and natural gas.

Our natural gas pipeline businesses are conducted through Northern Natural Gas and Kern River. Natural gas pipelines revenues and EBIT each declined $79 million in 2010 from 2009. The declines were primarily due to lower transportation volume resulting from less favorable economic conditions and lower natural gas price spreads. Natural gas pipelines revenues and EBIT in 2009 declined $148 million and $138 million, respectively, from 2008 due primarily to lower volumes due to the economic climate, lower price spreads and the effects of a favorable rate proceeding included in the results for 2008.

U.K. utility revenues decreased $25 million in 2010 from 2009 due to lower contracting revenue and lower gas production, partially offset by higher distribution revenue. The $85 million increase in EBIT is due to the sale of CE Gas (Australia) Limited during 2010 and an impairment of certain assets that was recorded during 2009. U.K. utility revenues in 2009 declined $172 million (17%) versus 2008, principally due to the impact from foreign currency exchange rates as a result of a stronger U.S. Dollar in 2009 as compared with 2008. EBIT of the U.K. utilities in 2009 declined $91 million (27%) compared to 2008. The decline in EBIT reflects foreign currency exchange rate changes as well as higher depreciation expense and charges to write down certain exploration and development assets.

EBIT of the real estate brokerage business of $42 million in 2010 was relatively unchanged as compared to 2009. The real estate brokerage business incurred a loss of $45 million in 2008 that resulted from the weak U.S. housing markets.

EBIT from other activities increased in 2010 as compared to 2009 due primarily to stock-based compensation expense of $125 million in 2009, as a result of MidAmerican’s purchase of common stock upon the exercise of the last remaining stock options that had been granted to certain members of management at the time of Berkshire’s acquisition of MidAmerican in 2000. EBIT from other activities in 2008 includes approximately $1.1 billion related to our investment in Constellation Energy and a related breakup fee we received from Constellation Energy.

Management’s Discussion (Continued)

Manufacturing, Service and Retailing

A summary of revenues and earnings of our manufacturing, service and retailing businesses follows. Amounts are in millions.

	Revenues			Earnings
	2010	2009	2008	2010	2009	2008
Marmon	$5,967	$5,067	$5,529	$813	$686	$733
McLane Company	32,687	31,207	29,852	369	344	276
Other manufacturing	17,664	15,937	19,179	1,911	958	1,880
Other service	7,355	6,585	8,435	984	(91)	971
Retailing	2,937	2,869	3,104	197	161	163

	$66,610	$61,665	$66,099

Pre-tax earnings				$4,274	$2,058	$4,023
Income taxes and noncontrolling interests				1,812	945	1,740

				$2,462	$1,113	$2,283

Marmon

We acquired a 60% controlling interest in Marmon Holdings, Inc. (“Marmon”) on March 18, 2008 and as of December 31, 2010 we owned approximately 64% of its outstanding common stock. In the first quarter of 2011, we will acquire additional shares and increase our ownership interest to about 80.2%. Marmon’s revenues, costs and expenses are included in our Consolidated Financial Statements beginning as of the initial acquisition date in 2008. Through Marmon, we operate approximately 130 manufacturing and service businesses that operate independently within eleven diverse business sectors.

Marmon’s revenues in 2010 were $5,967 million, an increase of approximately 18% over 2009. About 40% of the revenues increase was the result of increased copper prices, the cost of which is passed to customers with little or no margin. The balance of the revenues increase in 2010 was associated with a gradual rebound in other sectors as Marmon’s end markets improved from 2009’s low levels. Earnings in 2010 increased $127 million (19%) to $813 million in comparison with 2009. Revenues in 2010 increased in all sectors, except Transportation Services & Engineered Products and Water Treatment sectors. With the exception of Distribution Services, all sectors had improvement in earnings in 2010. Earnings as a percent of revenues were 13.6% in 2010 and 13.5% in 2009. Operating margins in 2010 were negatively impacted by the increase in copper prices. The Transportation Services & Engineered Products and Building Wire sectors had the largest increases in earnings in 2010 compared to 2009. Earnings in 2010 also benefitted from lower interest expense.

Revenues in 2009 declined approximately 27% from 2008 (including periods in 2008 prior to our acquisition). The revenue decline in 2009 reflected the impact of the recession which led to lower customer demand across all sectors, and particularly in the Building Wire, Engineered Wire & Cable, Flow Products and Distribution Services sectors. Pre-tax earnings in 2009 declined approximately 26% from the full year of 2008 which reflects the decline in revenues, somewhat offset by a $160 million reduction in operating costs resulting from cost reduction efforts. In 2009, the Retail Store Fixtures, Food Service Equipment and Water Treatment sectors produced comparable or improved earnings with 2008 despite lower revenues. The remaining sectors experienced lower earnings in 2009 compared to 2008.

McLane Company

Through McLane, we operate a wholesale distribution business that provides grocery and non-food products to retailers, convenience stores and restaurants. McLane’s business is marked by high sales volume and very low profit margins, and the fact that about 30% of its annual revenues are from sales to Wal-Mart. A curtailment of purchasing by Wal-Mart could have a material adverse impact on McLane’s earnings. In 2010, McLane acquired Empire Distributors, based in Georgia and North Carolina and Horizon Wine and Spirits Inc., based in Tennessee. Empire and Horizon are wholesale distributors of distilled spirits, wine and beer.

McLane’s revenues in 2010 were approximately $32.7 billion, representing an increase of $1.5 billion (5%) over 2009 reflecting an 11% increase in foodservice revenues (driven by increased unit volume) and a relatively minor increase in grocery revenues. Pre-tax earnings in 2010 of $369 million increased $25 million (7%) over 2009. The increase in earnings in 2010

Management’s Discussion (Continued)

Manufacturing, Service and Retailing (Continued)

McLane Company (Continued)

reflected the favorable impact of the Empire and Horizon acquisitions and increased foodservice earnings, partially offset by lower earnings from the grocery unit. Earnings in 2009 included the impact of a substantial inventory price change gain in the grocery unit associated with an increase in federal excise taxes on cigarettes. Many tobacco manufacturers raised prices in anticipation of the tax increase, which allowed McLane to generate a one-time price change gain. The combined gross margin rate in 2010 was 5.75% versus 5.72% in 2009. McLane continues to maintain tight control over operating expenses.

Revenues were $31.2 billion in 2009, an increase of $1.4 billion (5%) compared to 2008. The increase in revenues in 2009 reflected an 8% increase in the grocery business, partially offset by an 11% decline from the foodservice business. The revenue increases in 2009 reflected additional grocery customers as well as manufacturer price increases and state excise tax increases. Pre-tax earnings in 2009 increased $68 million (25%) over 2008. Earnings in 2009 included the impact of the aforementioned inventory price change gain. The comparative increase in earnings in 2009 from the inventory price change gain was partially offset by a related one-time floor stock tax and by lower earnings from the foodservice business. Operating results in 2009 also benefited from lower fuel costs and operating expense control efforts.

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

Revenues from our other manufacturing activities in 2010 were $17.7 billion, an increase of $1.7 billion (11%) over 2009. The increase was primarily due to volume driven revenue increases of Forest River (57%), IMC (41%), CTB (20%) and Johns Manville (12%). These operations rebounded in 2010 from slow business activity in 2009. Despite the increase in revenues by Johns Manville, our building products operations continue to be adversely affected by the overall soft residential and commercial real estate conditions.

Pre-tax earnings of our other manufacturing businesses in 2010 increased $953 million (99%) compared with earnings in 2009. The improvements in earnings in 2010 were driven by significant earnings increases at almost all of our manufacturing businesses, including our apparel and building products businesses. In particular, Fruit of the Loom’s operating results significantly improved primarily due to improved manufacturing efficiencies and cost management efforts. Increased earnings at IMC and Forest River were primarily a result of the aforementioned revenue growth. Overall, our manufacturing businesses benefitted in 2010 from higher customer demand and the impact of their cost containment efforts over the past two years.

Nearly all of the businesses in our manufacturing group experienced the adverse effects of the global economic recession in 2009 as consumers and customers cut purchases. Revenues in 2009 were $15.9 billion, a decrease of $3.2 billion (17%) from 2008. Revenues were lower for apparel (11%), building products (20%) and other businesses (16%) as compared to 2008. Pre-tax earnings of our other manufacturing businesses were $958 million in 2009, a decrease of $922 million (49%) versus 2008. The declines in earnings reflected the lower revenues as well as relatively higher costs resulting from lower manufacturing efficiencies.

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

Management’s Discussion (Continued)

Manufacturing, Service and Retailing (Continued)

Other service (Continued)

In 2010, revenues of our other service businesses were $7.4 billion, an increase of $770 million (12%) compared to 2009. Pre-tax earnings in 2010 were $984 million compared to a loss of $91 million in 2009. The improved results were significantly driven by improved operating results of NetJets and TTI.

In 2010, NetJets’ revenues increased 7% over 2009. The increase was due to higher worldwide flight revenue hours and increased pass through costs, partially offset by lower management fees due to fewer aircraft in the NetJets program. NetJets generated pre-tax earnings of $207 million in 2010 compared to a pre-tax loss of $711 million in 2009, which included $676 million of asset writedowns and other downsizing costs. The asset write downs were primarily related to excess aircraft that have been subsequently sold or are expected to be sold for cash consideration approximating their written down values. Such costs in 2010 were relatively minor. On January 1, 2010, we began charging NetJets a guarantee fee related to the level of its outstanding debt. The guarantee fee was $38 million in 2010. Had a similar fee been charged in 2009, NetJets’ pre-tax loss of $711 million would have increased by $69 million. The improvement in earnings was due to the increase in revenues and to an overall reduction in flight operations and administrative costs, partially offset by higher fuel costs. NetJets continues to own more aircraft than is required for present operations and we expect to continue to dispose of selected aircraft over time. NetJets’ operating cost structure has been reduced to better match customer demand and we believe that NetJets will continue to operate profitably in the future.

In 2010, revenues of TTI increased by approximately 45% over 2009 which was driven by very strong worldwide demand. We primarily attribute the revenue increase to strong consumer demand for electronic products, as well as to manufacturers replenishing depleted raw material inventories. We believe that the current strong market conditions will slow to more normalized levels and as a result, we anticipate that revenues growth will slow significantly from the extraordinary rate experienced in 2010. As a result of the increase in revenues, pre-tax earnings of TTI were significantly higher in 2010 compared to 2009.

Revenues in 2009 were $6.6 billion, a decrease of $1.9 billion (22%) compared to 2008. Substantially all of our service businesses generated lower revenues in 2009 as compared to 2008, particularly at NetJets and to a lesser degree at TTI. In 2009, NetJets’ revenues declined 32% versus 2008 due to a 77% decline in aircraft sales as well as lower flight operations revenues primarily due to a 19% decline in flight revenue hours. Revenues at TTI were 17% lower in 2009 compared to 2008 due to the economic recession. NetJets produced a pre-tax loss in 2009 of $711 million compared to pre-tax earnings of $213 million in 2008. The pre-tax loss at NetJets in 2009 included the aforementioned asset writedowns and other downsizing costs of $676 million compared to $54 million of such charges in 2008. Excluding the results of NetJets, our other service businesses produced pre-tax earnings of $620 million in 2009 compared to pre-tax earnings of $758 million in 2008. The negative impact of the global recession was evident at substantially all of our other service businesses.

Retailing

Our retailing operations consist of four home furnishings businesses (Nebraska Furniture Mart, R.C. Willey, Star Furniture and Jordan’s), three jewelry businesses (Borsheims, Helzberg and Ben Bridge) and See’s Candies. In 2010, revenues were $2.9 billion, an increase of 2% compared to 2009 and pre-tax earnings were $197 million, an increase of 22% compared to 2009. The increase in earnings in 2010 was due to the modest increase in sales and ongoing cost containment efforts. Retailing revenues in 2009 decreased 8% compared to 2008. Pre-tax earnings of $161 million in 2009 were relatively unchanged from 2008. Throughout 2008 as the impact of the economic recession in the U.S. worsened, consumer spending declined and these conditions continued in 2009.

Management’s Discussion (Continued)

Finance and Financial Products

A summary of revenues and earnings from our finance and financial products businesses follows. Amounts are in millions.

	Revenues			Earnings
	2010	2009	2008	2010	2009	2008
Manufactured housing and finance	$3,256	$3,257	$3,560	$176	$187	$206
Furniture/transportation equipment leasing	660	661	773	53	14	87
Other	348	383	440	460	452	478

	$4,264	$4,301	$4,773

Pre-tax earnings				689	653	771
Income taxes and noncontrolling interests				248	242	302

				$441	$411	$469

Revenues in 2010 from our manufactured housing and finance business (Clayton Homes) of $3.3 billion were relatively unchanged from 2009. Sales of manufactured homes declined approximately $40 million in 2010 versus 2009, reflecting an increase in unit sales of approximately 6% which was more than offset by lower average selling prices primarily attributable to product mix. Unit sales in the first half of 2010 benefitted from the home buyer tax credit, which expired in the second quarter and as a result demand declined over the last half of the year. Interest and finance income increased in 2010 as a result of the adoption of a new accounting pronouncement, which required us to consolidate securitized loan portfolios we originated several years ago.

The operating results of Clayton Homes have been negatively affected by the economic recession as well as the credit crisis. In addition, our manufactured housing programs have been at a competitive disadvantage compared to traditional single family housing markets, which have been receiving significant interest rate subsidies from the U.S. government through government agency insured mortgages. For the most part, these subsidies are not available to factory built homes. As a result, manufactured housing construction, sales and related lending activities have been negatively impacted. Nevertheless, Clayton Homes remains the largest manufactured housing business in the United States and we believe that it will continue to operate profitably, even under the current conditions.

Pre-tax earnings of Clayton Homes in 2010 decreased $11 million (6%) versus 2009. Operating results in 2010 were negatively impacted by reduced earnings from manufactured home sales, partially offset by increased financial services earnings. Installment loan balances were approximately $13.5 billion as of December 31, 2010 (including about $1.3 billion related to securitized loans consolidated in 2010) versus $12.3 billion as of December 31, 2009.

Revenues in 2009 of Clayton Homes declined $303 million (9%) from 2008. The decrease was primarily due to a 16% decline in units sold, partially offset by higher average selling prices and a slight increase in installment loan interest and other investment income. Pre-tax earnings of Clayton Homes were $187 million in 2009, a decline of $19 million (9%) from 2008. Pre-tax earnings in 2009 were negatively impacted by a $79 million increase in estimated loan loss provisions, partially offset by improved margins from manufactured home sales and lower selling, general and administrative expenses arising from cost reduction efforts.

Revenues from our furniture and transportation equipment leasing activities in 2010 were relatively unchanged from 2009. Pre-tax earnings in 2010 were $53 million, an increase of $39 million over 2009. The earnings increase in 2010 was primarily attributable to cost containment efforts as well as improved transportation equipment utilization.

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

Other finance business earnings include investment income generated on fixed maturity and equity investments, including portions of our investments in Goldman Sachs and Wrigley securities as well as revenues and earnings from other miscellaneous activities. In addition, other activities include earnings from internal interest rate spreads charged to Clayton Homes on

Management’s Discussion (Continued)

Finance and Financial Products (Continued)

Berkshire Hathaway Finance Corporation’s (“BHFC”) borrowings ($11.5 billion as of December 31, 2010), which are used in connection with Clayton Homes’ installment lending activities. A corresponding charge is reflected in the manufactured housing and finance earnings. Also included in other finance business activity is the guaranty fee of $38 million that was due from NetJets in 2010. As previously discussed, NetJets recorded a corresponding charge to its 2010 earnings.

Investment and Derivative Gains/Losses

A summary of investment and derivative gains and losses and other-than-temporary impairment losses on investments follows. Amounts are in millions.

	2010	2009	2008
Investment gains/losses
Sales and other disposals of investments
Insurance and other	$3,032	$277	$912
Finance and financial products	9	110	6
Other-than-temporary impairment losses on investments	(1,973)	(3,155)	(1,813)
Other	1,017	(69)	255

	2,085	(2,837)	(640)

Derivative gains/losses
Credit default contracts	250	789	(1,774)
Equity index put option contracts	172	2,713	(5,028)
Other derivative contracts	(161)	122	(19)

	261	3,624	(6,821)

Gains/losses before income taxes and noncontrolling interests	2,346	787	(7,461)
Income taxes and noncontrolling interests	472	301	(2,816)

Net gains/losses	$1,874	$486	$(4,645)

Investment gains or losses are recognized upon the sales of investments or as otherwise required under GAAP. The timing of realized gains or losses from sales can have a material effect on periodic earnings. However, such gains or losses usually have little, if any, impact on total shareholders’ equity because most equity and fixed maturity investments are carried at fair value with any unrealized gains or losses included as components of accumulated other comprehensive income. In 2010, investment gains/losses on sales and other disposals of investments included a $1.3 billion gain with respect to the redemption of the Swiss Re 12% convertible capital instrument and other investment gains/losses included a one-time holding gain of $979 million in connection with our acquisition of BNSF (see Notes 2 and 5).

The recognition of other-than-temporary impairment losses results in reductions in the cost basis of the investments but not a reduction in fair value and the recognition of an other-than-temporary impairment loss has little if any impact on our shareholders’ equity and book value per share. Although we have recorded other-than-temporary impairment losses in earnings in each of the past three years, we continue to hold positions in many of these securities. The recognition of such losses does not necessarily indicate that sales are imminent or planned and sales ultimately may not occur. Furthermore, the recognition of other-than-temporary impairment losses does not necessarily indicate that the loss in value of the security is either permanent or that the market price of the security will not subsequently increase to and ultimately exceed our original cost by a substantial margin.

We collectively consider several factors in determining other-than-temporary impairment losses including the current and expected long-term business prospects of the issuer, our ability and intent to hold the investment until the price recovers and the length of time and relative magnitude of the price decline. We further recognize that stock prices may remain below intrinsic value for a period of time that is deemed excessive. As a result, other-than-temporary impairment losses may be recorded in these instances, even though we may strongly believe that the stock price will recover to at least its original cost and we currently possess the ability and intent to hold the security until, at least, that time.

Other-than-temporary impairment losses recorded in the fourth quarter of 2010 included unrealized losses on individual equity securities of $938 million (determined on a specific identification basis). Such losses averaged about 20% of the original

Management’s Discussion (Continued)

Investment and Derivative Gains/Losses (Continued)

cost of the impaired securities. In each case, the issuer has been profitable in recent periods and in some cases highly profitable. Although we expect that these businesses will continue to remain profitable and that the market prices for these securities will eventually exceed our original cost, we could not establish sufficient objective evidence as to the timing or amount of the future recovery in market prices. We also recorded other-than-temporary impairment losses of about $1.0 billion on certain debt instruments where, after evaluation, we concluded that we would likely not receive all contractual cash flows when due.

Other-than-temporary impairment losses in 2009 predominantly relate to a loss with respect to our investment in ConocoPhillips common stock. The market price of ConocoPhillips shares declined sharply over the last half of 2008. In 2009, we sold over half of the ConocoPhillips position we held at the end of 2008. Sales in 2009 were in anticipation of other investment opportunities, to increase overall liquidity and to realize capital losses that were carried back to prior years for income tax purposes. We continue to hold over 29 million shares of ConocoPhillips and its market price as of December 31, 2010 was about 75% over its market price at the time we recorded the aforementioned other-than-temporary impairment loss. None of the subsequent recovery in the market price of ConocoPhillips currently held is reflected in our net earnings but it is reflected in accumulated other comprehensive income.

Other-than-temporary impairment losses recorded in 2008 were primarily related to investments in twelve equity securities. The unrealized losses in these securities generally ranged from 40% to 90% of cost. After reviewing these investments, we concluded that there was considerable uncertainty in the business prospects of these companies and thus uncertainty on the recoverability of the cost of the security.

Derivative gains/losses primarily represent the changes in fair value of our credit default and equity index put option contracts. Changes in the fair values of these contracts are reflected in earnings and can be significant, reflecting the volatility of equity and credit markets. We have not actively traded into and out of credit default and equity index put option contracts. Under many of the contracts, no settlements will occur until the contract expiration dates, many years from now. We reported pre-tax gains on our credit default contracts of $250 million in 2010, $789 million in 2009 and pre-tax losses of $1.8 billion in 2008. These gains and losses reflect the changes in the fair values of these contracts. The fair values of our credit default contracts are impacted by changes in credit default spreads, which have been volatile from period to period. The gains in 2010 reflected the overall narrowing of credit default spreads for corporate issuers and were somewhat offset by losses due to the widening of spreads for municipalities, particularly in the fourth quarter. There were no credit loss events on our contracts in 2010. The gains and losses from our credit default contracts in 2009 and 2008 derived primarily from changes in the fair value of our liabilities due to a significant widening of credit default spreads of corporate issuers in 2008 and the narrowing of spreads for corporate issuers in 2009. There were several credit loss events in the second half of 2008 and the beginning of 2009, primarily related to contracts involving non-investment grade (or high-yield) corporate issuers and during 2009 we paid losses of about $1.9 billion.

In 2010 and 2009, gains on equity index put option contracts were $172 million and $2.7 billion, respectively compared to losses of $5.0 billion in 2008. In the fourth quarter of 2010, we settled certain equity index put option contracts early at the request of the counterparty. The net gain in 2010 arising from these settled contracts was $561 million, which is represented by the difference between the recorded fair values of the contracts at December 31, 2009 and the settlement payment amounts. Otherwise, we recognized pre-tax losses of $389 million under our remaining equity index put option contracts reflecting generally lower interest rate assumptions and the effect of foreign currency exchange rate changes. The derivative contract gains in 2009 reflected increases in the underlying equity indexes ranging from approximately 19% to 23%, partially offset by the impact of a weaker U.S. Dollar on non-U.S. contracts and lower interest rates. These factors combined to produce a decrease in our estimated liabilities. The losses in 2008 reflected declines of between 30% and 45% in underlying equity indexes. Our ultimate payment obligations, if any, under our remaining equity index put option contracts will be determined as of the contract expiration dates, which begin in 2018. Except for the early settlements referred to previously, there have been no other cash settlements related to these contracts.

Financial Condition

Our balance sheet continues to reflect significant liquidity and a strong capital base. Our consolidated shareholders’ equity at December 31, 2010 was $157.3 billion, an increase of $26.2 billion from December 31, 2009. The increase in our shareholders’ equity included approximately $10.6 billion related to the issuance of Berkshire common stock in connection with the BNSF acquisition.

Management’s Discussion (Continued)

Financial Condition (Continued)

Consolidated cash and investments of insurance and other businesses approximated $147.7 billion at December 31, 2010 including cash and cash equivalents of $34.8 billion. These assets are held predominantly in our insurance businesses. In February 2010, we acquired all of the outstanding shares of BNSF common stock that we did not already own for aggregate consideration of approximately $26.5 billion. The consideration paid included $15.9 billion in cash consisting of $8.0 billion in proceeds from newly issued parent company debt (which included $2.0 billion that matured in February 2011) and $7.9 billion of cash on hand, plus Berkshire Class A and B common stock with an aggregate value of approximately $10.6 billion.

Our railroad, utilities and energy businesses conducted by MidAmerican and BNSF maintain very large investments in property, plant and equipment and will regularly make significant capital expenditures in the normal course of business. Capital expenditures of MidAmerican in 2010 were approximately $2.6 billion. For the period between February 13, 2010 and December 31, 2010, BNSF’s capital expenditures were approximately $2.3 billion, including additions to other assets. MidAmerican’s forecasted capital expenditures for 2011 are approximately $3.1 billion. BNSF’s forecasted capital expenditures and commitments for 2011 are approximately $3.5 billion. Future capital expenditures are expected to be funded from cash flows from operations and debt proceeds. Aggregate borrowings of the railroad, utilities and energy businesses were about $31.6 billion as of December 31, 2010, including $12.0 billion of borrowings of BNSF. BNSF, MidAmerican, and their operating subsidiaries have debt and capital lease maturities in 2011 of approximately $2.2 billion. Berkshire has committed until February 28, 2011 to provide up to $3.5 billion of additional capital to MidAmerican to permit the repayment of its debt obligations or to fund its regulated utility subsidiaries. In 2010, the commitment was amended to extend the term of the commitment to February 28, 2014 and to reduce the commitment to $2 billion beginning on March 1, 2011. Berkshire does not intend to guarantee the repayment of debt by BNSF, MidAmerican or any of their subsidiaries.

Assets of the finance and financial products businesses, which consisted primarily of loans and finance receivables, fixed maturity securities, other investments and cash and cash equivalents, were approximately $25.7 billion as of December 31, 2010 and $25.1 billion at December 31, 2009. Liabilities were approximately $24.0 billion as of December 31, 2010 and 2009. As of December 31, 2010, notes payable and other borrowings of $14.5 billion included approximately $11.5 billion par amount of notes issued by BHFC. In 2010, BHFC issued at various dates, notes with aggregate par amounts of $1.5 billion and repaid maturing notes with aggregate par amounts of $2.0 billion. In January 2011, BHFC issued an additional $1.5 billion of notes and repaid $1.5 billion of maturing notes. BHFC notes are unsecured and mature at various dates from 2011 to 2040. The proceeds from the BHFC notes are used to finance originated and acquired loans of Clayton Homes. The full and timely payment of principal and interest on the BHFC notes is guaranteed by Berkshire. Other debt of our finance and financial products businesses increased in 2010 by approximately $1.2 billion to $2.9 billion primarily due to the adoption of ASU 2009-16 and ASU 2009-17, which eliminated the concept of qualifying special purpose entities (“QSPE’s”) and the exemption of QSPE’s from previous consolidation guidance and which amended the standards related to consolidation of variable interest entities. See Note 1(t) and 14 to the Consolidated Financial Statements.

During 2008 and continuing into the first part of 2009, access to credit markets became limited as a consequence of a worldwide credit crisis. However, management believes that the credit crisis has abated and as a result, interest rates for investment grade issuers relative to government obligations have declined. Nevertheless, restricted access to credit markets at affordable rates in the future could have a significant negative impact on our operations, particularly the railroad, utilities and energy and the finance and financial products operations. On July 21, 2010, President Obama signed into law financial regulatory reform legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”). The Reform Act reshapes financial regulations in the United States by creating new regulators, regulating new markets and firms, and providing new enforcement powers to regulators. Virtually all major areas of the Reform Act will be subject to regulatory interpretation and implementation rules requiring rulemaking that may take several years to complete.

We are party to several equity put option and credit default contracts as described in Note 11 to the Consolidated Financial Statements. With limited exception, these contracts contain no collateral posting requirements under any circumstances, including changes in either the fair value or intrinsic value of the contracts or a downgrade in Berkshire’s credit ratings. Substantially all of these contracts were entered into prior to December 31, 2008. At December 31, 2010, the net liabilities recorded for such contracts were approximately $8.0 billion and our collateral posting requirements were $31 million. With respect to such collateral requirements, we receive the income attributable to such collateral or, in certain instances, interest credit from the counterparty. Although the ultimate outcome of the regulatory rulemaking proceedings described in the preceding paragraph cannot be predicted with certainty, we do not believe that the provisions of the Reform Act that concern collateral requirements apply to derivatives contracts that were entered into prior to the enactment of the Reform Act, as ours

Management’s Discussion (Continued)

Financial Condition (Continued)

were. As such, although the Reform Act may affect some of our business activities, it is not expected to have a material impact on our consolidated financial results or financial condition.

Contractual Obligations

We are party to contracts associated with ongoing business and financing activities, which will result in cash payments to counterparties in future periods. Certain obligations reflected in our Consolidated Balance Sheets, such as notes payable, require future payments on contractually specified dates and in fixed and determinable amounts. Other obligations pertain to the acquisition of goods or services in the future, which are not currently reflected in the financial statements, such as minimum rentals under operating leases. Such obligations will be reflected in future periods as the goods are delivered or services provided. Amounts due as of the balance sheet date for purchases where the goods and services have been received and a liability incurred are not included to the extent that such amounts are due within one year of the balance sheet date.

The timing and/or amount of the payments of other obligations are contingent upon the outcome of future events. Actual payments will likely vary, perhaps significantly, from estimates reflected in our Consolidated Balance Sheet. The timing and amount of payments arising under property and casualty insurance and derivative contract obligations which are reported in other in the table below are contingent upon the outcome of claim settlement activities that will occur over many years. Obligations arising under life, annuity and health insurance benefits are estimated based on assumptions as to future premium payments, allowances, mortality, morbidity, expenses and policy lapse rates. The amounts presented in the following table are based on the liability estimates reflected in our Consolidated Balance Sheet as of December 31, 2010. Although certain insurance losses and loss adjustment expenses and life, annuity and health benefits are ceded to and recoverable from others under reinsurance contracts, such recoverables are not reflected in the table below.

A summary of contractual obligations as of December 31, 2010 follows. Amounts are in millions.

	Estimated payments due by period
	Total	2011	2012-2013	2014-2015	After 2015
Notes payable and other borrowings (1)	$91,947	$10,689	$18,846	$10,191	$52,221
Operating leases	9,121	1,156	1,953	1,556	4,456
Purchase obligations	34,906	9,816	8,640	5,619	10,831
Losses and loss adjustment expenses (2)	62,344	13,540	14,097	7,917	26,790
Life, annuity and health insurance benefits (3)	12,849	1,266	(404)	(404)	12,391
Other	21,257	2,874	3,301	1,516	13,566

Total	$232,424	$39,341	$46,433	$26,395	$120,255

(1)	Includes interest.

(2)	Before reserve discounts of $2,269 million.

(3)	Amounts represent estimated undiscounted benefit obligations net of estimated future premiums.

Critical Accounting Policies

Certain accounting policies require us to make estimates and judgments that affect the amounts reflected in the Consolidated Financial Statements. Such estimates are necessarily based on assumptions about numerous factors involving varying, and possibly significant, degrees of judgment and uncertainty. Accordingly, certain amounts currently recorded in the financial statements, with the benefit of hindsight, will likely be adjusted in the future based on additional information made available and changes in other facts and circumstances.

Management’s Discussion (Continued)

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

	Gross unpaid losses		Net unpaid losses *
	Dec. 31, 2010	Dec. 31, 2009	Dec. 31, 2010	Dec. 31, 2009
GEICO	$9,376	$8,561	$8,928	$8,211
General Re	16,425	17,594	15,690	16,170
BHRG	29,124	28,109	24,422	23,150
Berkshire Hathaway Primary Group	5,150	5,152	4,802	4,774

Total	$60,075	$59,416	$53,842	$52,305

*	Net of reinsurance recoverable and deferred charges on reinsurance assumed and before foreign currency translation effects.

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

GEICO

GEICO’s gross unpaid losses and loss adjustment expense reserves as of December 31, 2010 were $9.4 billion. Gross reserves included $6.8 billion of reported average, case and case development reserves and $2.6 billion of IBNR reserves. GEICO predominantly writes private passenger auto insurance which has a relatively short claim-tail. The key assumptions affecting the setting of our reserves include projections of ultimate claim counts (“frequency”) and average loss per claim (“severity”), which includes loss adjustment expenses.

Our reserving methodologies produce reserve estimates based upon the individual claims (or a “ground-up” approach), which yields an aggregate estimate of the ultimate losses and loss adjustment expenses. Ranges of loss estimates are not determined in the aggregate.

Our actuaries establish and evaluate unpaid loss reserves using recognized standard actuarial loss development methods and techniques. The significant reserve components (and percentage of gross reserves as of December 31, 2010) are: (1) average reserves (15%), (2) case and case development reserves (60%) and (3) IBNR reserves (25%). Each component of loss reserves

Management’s Discussion (Continued)

Property and casualty losses (Continued)

GEICO (Continued)

is affected by the expected frequency and average severity of claims. Such amounts are analyzed using statistical techniques on historical claims data and adjusted when appropriate to reflect perceived changes in loss patterns. Data is analyzed by policy coverage, rated state, reporting date and occurrence date, among other factors. A brief discussion of each reserve component follows.

We establish average reserve amounts for reported auto damage claims and new liability claims prior to the development of an individual case reserve. The average reserves are intended to represent a reasonable estimate for incurred claims for which our claims adjusters have insufficient time and information to make specific claim estimates and for a large number of minor physical damage claims that are paid within a relatively short time after being reported. Average reserve amounts are driven by the estimated average severity per claim and the number of new claims opened.

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

For most liability coverages, case reserves alone are an insufficient measure of the ultimate cost due in part to the longer claim-tail, the greater chance of protracted litigation and the incompleteness of facts available at the time the case reserve is established. Therefore, we establish additional case development reserve estimates, which are usually percentages of the case reserve. As of December 31, 2010, case development reserves averaged approximately 25% of total established case reserves. In general, case development factors are selected by a retrospective analysis of the overall adequacy of historical case reserves. Case development factors are reviewed and revised periodically.

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

For each significant coverage, we test the adequacy of the total loss reserves using one or more actuarial projections based on claim closure models, paid loss triangles and incurred loss triangles. Each type of projection analyzes loss occurrence data for claims occurring in a given period and projects the ultimate cost.

Loss reserve estimates recorded at the end of 2009 developed downward by $507 million when reevaluated through December 31, 2010, producing a corresponding increase to pre-tax earnings in 2010. These downward reserve developments represented approximately 3.6% of earned premiums in 2010 and approximately 5.9% of the prior year-end reserve amount. Reserving assumptions at December 31, 2010 were modified appropriately to reflect the most recent frequency and severity results. Future reserve development will depend on whether actual frequency and severity are more or less than anticipated.

Within the automobile line of business, reserves for liability coverages are more uncertain due to the longer claim-tails. Approximately 90% of GEICO’s reserves as of December 31, 2010 were for automobile liability, of which bodily injury (“BI”) coverage accounted for approximately 55%. We believe it is reasonably possible that the average BI severity will change by at least one percentage point from the severity used. If actual BI severity changes one percentage point from what was used in establishing the reserves, our reserves would develop up or down by approximately $132 million resulting in a corresponding decrease or increase in pre-tax earnings. Many of the same economic forces that would likely cause BI severity to be different from expected would likely also cause severities for other injury coverages to differ in the same direction.

Our exposure at GEICO to highly uncertain losses is believed to be limited to certain commercial excess umbrella policies written during a period from 1981 to 1984. Remaining reserves associated with such exposure are currently a relatively insignificant component of GEICO’s total reserves (approximately 2.1%) and there is minimal apparent asbestos or environmental liability exposure. Related claim activity over the past year was insignificant.

Management’s Discussion (Continued)

Property and casualty losses (Continued)

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

The nature and extent of loss information provided under many facultative, per occurrence excess or retroactive contracts may not differ significantly from the information received under a primary insurance contract. This occurs when company personnel either work closely with the ceding company in settling individual claims or manage the claims themselves. However, loss information from aggregate excess-of-loss contracts, including catastrophe losses and quota-share treaties, is often less detailed. Occasionally, loss information is reported in a summary format rather than on an individual claim basis. Loss data is usually provided through periodic reports and may include the amount of ceded losses paid where reimbursement is sought as well as case loss reserve estimates. Ceding companies infrequently provide IBNR estimates to reinsurers.

Each of our reinsurance businesses has established practices to identify and gather needed information from clients. These practices include, for example, comparison of expected premiums to reported premiums to help identify delinquent client reports and claim reviews to facilitate loss reporting and identify inaccurate or incomplete claim reporting. These practices are periodically evaluated and changed as conditions, risk factors and unanticipated areas of exposures are identified.

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

Premium and loss data is provided to us through at least one intermediary (the primary insurer), so there is a risk that the loss data provided is incomplete, inaccurate or the claim is outside the coverage terms. Information provided by ceding companies is reviewed for completeness and compliance with the contract terms. Reinsurance contracts generally allow us to have access to the cedant’s books and records with respect to the subject business and provide us the ability to conduct audits to determine the accuracy and completeness of information. Audits are conducted as we deem them appropriate.

In the normal course of business, disputes with clients occasionally arise concerning whether certain claims are covered under our reinsurance policies. We resolve most coverage disputes through the involvement of our claims department personnel and the appropriate client personnel or by independent outside counsel. If disputes cannot be resolved, our contracts generally specify whether arbitration, litigation, or alternative dispute resolution will be invoked. There are no coverage disputes at this time for which an adverse resolution would likely have a material impact on our consolidated results of operations or financial condition.

In summary, the scope, number and potential variability of assumptions required in estimating ultimate losses from reinsurance contracts are more uncertain than primary property and casualty insurance due to the factors previously discussed.

Management’s Discussion (Continued)

Property and casualty losses (Continued)

General Re

General Re’s gross and net unpaid losses and loss adjustment expenses and gross reserves by major line of business as of December 31, 2010 are summarized below. Amounts are in millions.

Type		Line of business
Reported case reserves	$8,516	Workers’ compensation (1)	$3,049
IBNR reserves	7,909	Professional liability (2)	946

Gross reserves	16,425	Mass tort-asbestos/environmental	1,677
Ceded reserves and deferred charges	(735)	Auto liability	3,059

Net reserves	$15,690	Other casualty (3)	2,482

		Other general liability	2,651
		Property	2,561

		Total	$16,425

(1)	Net of discounts of $2,269 million.

(2)	Includes directors and officers and errors and omissions coverage.

(3)	Includes medical malpractice and umbrella coverage.

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

We do not routinely determine loss reserve ranges because we believe that the techniques necessary to make such determinations have not sufficiently developed and that the myriad of assumptions required render such resulting ranges to be unreliable. In addition, counts of claims or average amounts per claim are not utilized because clients do not consistently provide reliable data in sufficient detail.

Upon notification of a reinsurance claim from a ceding company, our claim examiners make independent evaluations of loss amounts. In some cases, examiners’ estimates differ from amounts reported by ceding companies. If the examiners’ estimates are significantly greater than the ceding company’s estimates, the claims are further investigated. If deemed appropriate, ACRs are established above the amount reported by the ceding company. As of December 31, 2010, ACRs aggregated approximately $2.7 billion before discounts and were concentrated in workers’ compensation reserves, and to a lesser extent in professional liability reserves. Our examiners also periodically conduct detailed claim reviews of individual clients and case reserves are often increased as a result. In 2010, we conducted 314 claim reviews.

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

We use loss triangles to determine the expected case loss emergence patterns for most coverages and, in conjunction with expected loss ratios by accident year, loss triangles are further used to determine IBNR reserves. While additional calculations form the basis for estimating the expected loss emergence pattern, the determination of the expected loss emergence pattern is not strictly a mechanical process. In instances where the historical loss data is insufficient, we use estimation formulas along with reliance on other loss triangles and judgment. Factors affecting our loss development triangles include but are not limited to the following: changes in client claims practices, changes in claim examiners’ use of ACRs or the frequency of client company claim reviews, changes in policy terms and coverage (such as client loss retention levels and occurrence and aggregate

Management’s Discussion (Continued)

Property and casualty losses (Continued)

General Re (Continued)

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

In 2010, for prior years’ workers’ compensation losses, our reported claims were less than expected claims by $148 million. However, further analysis of the workers’ compensation reserve cells by segment indicated the need for additional IBNR. These developments precipitated $123 million of a net increase in nominal IBNR reserve estimates for unreported occurrences. After deducting $123 million for the change in net reserve discounts during the year, the net increase in workers’ compensation losses from prior years’ occurrences reduced pre-tax earnings in 2010 by $98 million. To illustrate the sensitivity of changes in expected loss emergence patterns and expected loss ratios for our significant excess-of-loss workers’ compensation reserve cells, an increase of ten points in the tail of the expected emergence pattern and an increase of ten percent in the expected loss ratios would produce a net increase in our nominal IBNR reserves of approximately $723 million and $377 million on a discounted basis as of December 31, 2010. The increase in discounted reserves would produce a corresponding decrease in pre-tax earnings. We believe it is reasonably possible for the tail of the expected loss emergence patterns and expected loss ratios to increase at these rates.

Our other casualty and general liability reported losses (excluding mass tort losses) developed downwards in 2010 relative to expectations. Casualty losses tend to be long-tail and it should not be assumed that favorable loss experience in a given year means that loss reserve amounts currently established will continue to develop favorably. For our significant other casualty and general liability reserve cells (including medical malpractice, umbrella, auto and general liability), an increase of five points in the tails of the expected emergence patterns and an increase of five percent in expected loss ratios (one percent for large international proportional reserve cells) would produce a net increase in our nominal IBNR reserves and a corresponding reduction in pre-tax earnings of approximately $902 million. We believe it is reasonably possible for the tail of the expected loss emergence patterns and expected loss ratios to increase at these rates in any of the individual aforementioned reserve cells. However, given the diversification in worldwide business, more likely outcomes are believed to be less than $902 million.

Our property losses were lower than expected in 2010 but the nature of property loss experience tends to be more volatile because of the effect of catastrophes and large individual property losses. In response to favorable claim developments and another year of information, estimated remaining World Trade Center losses were reduced by $17 million.

In certain reserve cells within excess directors and officers and errors and omissions (“D&O and E&O”) coverages, IBNR reserves are based on estimated ultimate losses without consideration of expected emergence patterns. These cells often involve a spike in loss activity arising from recent industry developments making it difficult to select an expected loss emergence pattern. For our large D&O and E&O reserve cells an increase of ten points in the tail of the expected emergence pattern (for those cells where emergence patterns are considered) and an increase of ten percent in the expected loss ratios would produce a net increase in nominal IBNR reserves and a corresponding reduction in pre-tax earnings of approximately $190 million. We believe it is reasonably possible for the tail of the expected loss emergence patterns and expected loss ratios to increase at these rates.

Management’s Discussion (Continued)

Property and casualty losses (Continued)

General Re (Continued)

Overall industry-wide loss experience data and informed judgment are used when internal loss data is of limited reliability, such as in setting the estimates for mass tort, asbestos and hazardous waste (collectively, “mass tort”) claims. Unpaid mass tort reserves at December 31, 2010 and 2009 were approximately $1.7 billion gross and $1.3 billion net of reinsurance. Mass tort net claims paid were about $89 million in 2010. In 2010, ultimate loss estimates for asbestos and environmental claims were increased by $70 million. In addition to the previously described methodologies, we consider “survival ratios” based on net claim payments in recent years versus net unpaid losses as a rough guide to reserve adequacy. The survival ratio based on claim payments made over the last three years was approximately 14 years as of December 31, 2010. The reinsurance industry’s comparable survival ratio for asbestos and pollution reserves was approximately 10 years. Estimating mass tort losses is very difficult due to the changing legal environment. Although such reserves are believed to be adequate, significant reserve increases may be required in the future if new exposures or claimants are identified, new claims are reported or new theories of liability emerge.

BHRG

BHRG’s unpaid losses and loss adjustment expenses as of December 31, 2010 are summarized as follows. Amounts are in millions.

	Property	Casualty	Total
Reported case reserves	$1,456	$2,791	$4,247
IBNR reserves	2,253	3,904	6,157
Retroactive	—	18,720	18,720

Gross reserves	$3,709	$25,415	29,124

Deferred charges and ceded reserves			(4,702)

Net reserves			$24,422

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

As of December 31, 2010, our gross loss reserves related to retroactive reinsurance policies were predominately for casualty or liability losses. Our retroactive policies include excess-of-loss contracts, in which losses (relating to loss events occurring before a specified date on or before the contract date) above a contractual retention are indemnified or contracts that indemnify all losses paid by the counterparty after the policy effective date. We paid retroactive reinsurance losses and loss adjustment expenses of approximately $1.8 billion in 2010. The classification “reported case reserves” has no practical analytical value with respect to retroactive policies since the amount is often derived from reports in bulk from ceding companies, who may have inconsistent definitions of “case reserves.” We review and establish loss reserve estimates, including estimates of IBNR reserves, in the aggregate by contract.

In establishing retroactive reinsurance reserves, we often analyze historical aggregate loss payment patterns and project losses into the future under various scenarios. The claim-tail is expected to be very long for many policies and may last several decades. We assign judgmental probability factors to these aggregate loss payment scenarios and an expectancy outcome is determined. We monitor claim payment activity and review ceding company reports and other information concerning the underlying losses. Since the claim-tail is expected to be very long for such contracts, we reassess expected ultimate losses as significant events related to the underlying losses are reported or revealed during the monitoring and review process. During 2010, retroactive reserves developed downward by $191 million.

BHRG’s liabilities for environmental, asbestos and latent injury losses and loss adjustment expenses were approximately $10.7 billion at December 31, 2010 and $9.1 billion at December 31, 2009 and were concentrated within retroactive reinsurance

Management’s Discussion (Continued)

Property and casualty losses (Continued)

BHRG (Continued)

contracts. We paid losses in 2010 attributable to these exposures of approximately $800 million. BHRG, as a reinsurer, does not regularly receive reliable information regarding asbestos, environmental and latent injury claims from all ceding companies on a consistent basis, particularly with respect to multi-line treaty or aggregate excess-of-loss policies. Periodically, we conduct a ground-up analysis of the underlying loss data of the reinsured to make an estimate of ultimate reinsured losses. When detailed loss information is unavailable, our estimates can only be developed by applying recent industry trends and projections to aggregate client data. Judgments in these areas necessarily include the stability of the legal and regulatory environment under which these claims will be adjudicated. Potential legal reform and legislation could also have a significant impact on establishing loss reserves for mass tort claims in the future.

The maximum losses payable under our retroactive policies is not expected to exceed approximately $32 billion as of December 31, 2010. Absent significant judicial or legislative changes affecting asbestos, environmental or latent injury exposures, we currently believe it unlikely that gross unpaid losses as of December 31, 2010 ($18.7 billion) will develop upward to the maximum loss payable or downward by more than 15%.

A significant number of our reinsurance contracts are expected to have a low frequency of claim occurrence combined with a potential for high severity of claims. These include property losses from catastrophes, terrorism and aviation risks under catastrophe and individual risk contracts. Loss reserves related to catastrophe and individual risk contracts were approximately $1.3 billion at December 31, 2010, an increase of about $200 million from December 31, 2009. Loss reserves for prior years’ events declined by approximately $190 million in 2010, which produced a corresponding increase to pre-tax earnings. Reserving techniques for catastrophe and individual risk contracts generally rely more on a per-policy assessment of the ultimate cost associated with the individual loss event rather than with an analysis of the historical development patterns of past losses. Catastrophe loss reserves are provided when it is probable that an insured loss has occurred and the amount can be reasonably estimated. Absent litigation affecting the interpretation of coverage terms, the expected claim-tail is relatively short and thus the estimation error in the initial reserve estimates usually emerges within 24 months after the loss event.

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

Derivative contract liabilities

Our Consolidated Balance Sheets include significant amounts of derivative contract liabilities that are measured at fair value. Our significant derivative contract exposures are concentrated in credit default and equity index put option contracts. These contracts were primarily entered into in over-the-counter markets and certain elements in the terms and conditions of such contracts are not standardized and are highly illiquid. In particular, we are not required to post collateral under most of our contracts. Furthermore, there is no source of independent data available to us showing trading volume and actual prices of completed transactions. As a result, the values of these liabilities are primarily based on valuation models, discounted cash flow models or other valuation techniques that are believed to be used by market participants. Such models or other valuation techniques may use inputs that are observable in the marketplace, while others are unobservable. Unobservable inputs require us to make certain projections and assumptions about the information that would be used by market participants in establishing prices. Considerable judgment may be required in making assumptions, including the selection of interest rates, default and recovery rates and volatility. Changes in assumptions may have a significant effect on values. For these reasons, we classify our credit default and equity index put option contracts using Level 3 measurements under GAAP.

The fair values of our high yield credit default contracts are primarily based on indications of bid/ask pricing data. The bid/ask data represents non-binding indications of prices for which similar contracts would be exchanged. Pricing data for the high yield index contracts is obtained from one to three sources depending on the particular index. For the single name and municipal issuer credit default contracts, our fair values are generally based on credit default spread information obtained from a widely

Management’s Discussion (Continued)

Derivative contract liabilities (Continued)

used reporting source. We monitor and review pricing data for consistency as well as reasonableness with respect to current market conditions. We generally base estimated fair values on the ask prices (the average of such prices if more than one indication is obtained). We make no significant adjustments to the pricing data referred to above. Further, we make no significant adjustments to fair values for non-performance risk. We concluded that the values produced from this data (without adjustment) reasonably represented the values for which we could have transferred these liabilities. However, our contract terms (particularly the lack of collateral posting requirements) likely preclude any transfer of the contracts to third parties. Accordingly, prices in a current actual settlement or transfer could differ significantly from the fair values used in the financial statements. We do not operate as a derivatives dealer and currently we do not utilize offsetting strategies to hedge these contracts. We intend to allow our credit default contracts to run off to their respective expiration dates.

We determine the estimated fair value of equity index put option contracts based on the widely used Black-Scholes option valuation model. Inputs to the model include the current index value, strike price, discount rate, dividend rate and contract expiration date. The weighted average discount and dividend rates used as of December 31, 2010 were 3.7% and 2.9%, respectively, and were approximately 4.0% and 2.7%, respectively, as of December 31, 2009. The discount rates as of December 31, 2010 and 2009 were approximately 82 basis points and 55 basis points (on a weighted average basis), respectively, over benchmark interest rates and represented an estimate of the spread between our borrowing rates and the benchmark rates for comparable durations. The spread adjustments were based on spreads for our obligations and obligations for comparably rated issuers. We believe the most significant economic risks relate to changes in the index value component and to a lesser degree to the foreign currency component. For additional information, see our Market Risk Disclosures.

The Black-Scholes model also incorporates volatility estimates that measure potential price changes over time. The weighted average volatility used as of December 31, 2010 was approximately 21.5%, which was relatively unchanged from year end 2009. The weighted average volatilities are based on the volatility input for each equity index put option contract weighted by the notional value of each equity index put option contract as compared to the aggregate notional value of all equity index put option contracts. The volatility input for each equity index put option contract is based upon the implied volatility at the inception of each equity index put option contract. The impact on fair value as of December 31, 2010 ($6.7 billion) from changes in volatility is summarized below. The values of contracts in an actual exchange are affected by market conditions and perceptions of the buyers and sellers. Actual values in an exchange may differ significantly from the values produced by any mathematical model. Dollars are in millions.

Hypothetical change in volatility (percentage points)	Hypothetical fair value
Increase 2 percentage points	$7,221
Increase 4 percentage points	7,732
Decrease 2 percentage points	6,208
Decrease 4 percentage points	5,711

Other Critical Accounting Policies

We record deferred charges with respect to liabilities assumed under retroactive reinsurance contracts. At the inception of these contracts, the deferred charges represent the difference between the consideration received and the estimated ultimate liability for unpaid losses. Deferred charges are amortized using the interest method over an estimate of the ultimate claim payment period with the periodic amortization reflected in earnings as a component of losses and loss adjustment expenses. Deferred charge balances are adjusted periodically to reflect new projections of the amount and timing of loss payments. Adjustments to these assumptions are applied retrospectively from the inception of the contract. Unamortized deferred charges were approximately $3.8 billion at December 31, 2010. Significant changes in the estimated amount and payment timing of unpaid losses may have a significant effect on unamortized deferred charges and the amount of periodic amortization.

Our Consolidated Balance Sheet as of December 31, 2010 includes goodwill of acquired businesses of $49.0 billion, which includes $14.8 billion arising from our acquisition of BNSF in February 2010. We evaluate goodwill for impairment at least annually and conducted our most recent annual review in the fourth quarter of 2010. Such tests include determining the estimated fair values of our reporting units. There are several methods of estimating a reporting unit’s fair value,

Management’s Discussion (Continued)

Other Critical Accounting Policies (Continued)

including market quotations, underlying asset and liability fair value determinations and other valuation techniques, such as discounted projected future net earnings or net cash flows and multiples of earnings. We primarily use discounted projected future earnings or cash flow methods. The key assumptions and inputs used in such methods may involve forecasting revenues and expenses, operating cash flows and capital expenditures as well as an appropriate discount rate. A significant amount of judgment is required in estimating the fair value of a reporting unit and performing goodwill impairment tests. Due to the inherent uncertainty in forecasting cash flows and earnings, actual future results may vary significantly from the forecasts. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then individual assets (including identifiable intangible assets) and liabilities of the reporting unit are estimated at fair value. The excess of the estimated fair value of the reporting unit over the estimated fair value of net assets would establish the implied value of goodwill. The excess of the recorded amount of goodwill over the implied value is then charged to earnings as an impairment loss.

Market Risk Disclosures

Our Consolidated Balance Sheets include a substantial amount of assets and liabilities whose fair values are subject to market risks. Our significant market risks are primarily associated with interest rates, equity prices, foreign currency exchange rates and commodity prices. The fair values of our investment portfolios and equity index put option contracts remain subject to considerable volatility. The following sections address the significant market risks associated with our business activities.

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

Management’s Discussion (Continued)

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

		Estimated Fair Value after Hypothetical Change in Interest Rates
		(bp=basis points)
	Fair Value	100 bp decrease	100 bp increase	200 bp increase	300 bp increase
December 31, 2010
Investments in fixed maturity securities	$34,883	$35,710	$34,028	$33,169	$32,405
Other investments (1)	18,905	19,284	18,535	18,183	17,742
Loans and finance receivables	14,453	14,937	13,998	13,572	13,172

Notes payable and other borrowings:
Insurance and other	12,705	12,995	12,436	12,191	11,964
Railroad, utilities and energy	33,932	36,924	31,377	29,192	27,303
Finance and financial products	15,191	15,662	14,760	14,363	13,994

December 31, 2009
Investments in fixed maturity securities	$37,131	$38,155	$36,000	$34,950	$34,013
Other investments (1)	22,197	23,056	21,391	20,620	19,892
Loans and finance receivables	12,415	12,896	11,965	11,545	11,151

Notes payable and other borrowings:
Insurance and other	4,669	4,824	4,532	4,409	4,299
Railroad, utilities and energy	20,868	22,841	19,217	17,792	16,564
Finance and financial products	14,426	14,819	14,049	13,692	13,351

(1)	Includes other investments that are subject to a significant level of interest rate risk.

Equity Price Risk

Historically, we have maintained large amounts of invested assets in exchange traded equity securities. Strategically, we strive to invest in businesses that possess excellent economics, with able and honest management and at sensible prices and prefer to invest a meaningful amount in each investee. Consequently, equity investments may be concentrated in relatively few investees. At December 31, 2010, approximately 58% of the total fair value of equity investments was concentrated in four investees.

We prefer to hold equity investments for very long periods of time so we are not troubled by short-term price volatility with respect to our investments provided that the underlying business, economic and management characteristics of the investees remain favorable. We strive to maintain above average levels of shareholder capital to provide a margin of safety against short-term equity price volatility.

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

We are also subject to equity price risk with respect to our equity index put option contracts. While our ultimate potential loss with respect to these contracts is determined from the movement of the underlying stock index between the contract inception date and expiration date, the change in fair value resulting from current changes in the index values are also affected by changes in other factors such as interest rates, expected dividend rates and the remaining duration of the contract. These contracts expire between 2018 and 2026 and may not be unilaterally settled before their respective expiration dates.

Management’s Discussion (Continued)

Equity Price Risk (Continued)

The following table summarizes our equity investments and derivative contract liabilities with equity price risk as of December 31, 2010 and 2009. The effects of a hypothetical 30% increase and a 30% decrease in market prices as of those dates is also shown. The selected 30% hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due both to the nature of equity markets and the aforementioned concentrations existing in our equity investment portfolio. Dollar amounts are in millions.

	Fair Value	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
December 31, 2010
Equity securities	$61,513	30% increase	$79,967	7.6
		30% decrease	43,059	(7.6)
Other investments (1)	8,668	30% increase	11,260	1.1
		30% decrease	5,956	(1.1)
Equity index put option contracts	(6,712)	30% increase	(4,687)	0.8
		30% decrease	(9,859)	(1.3)
December 31, 2009
Equity securities	$59,034	30% increase	$76,744	8.7
		30% decrease	41,324	(8.7)
Other investments (1)	8,011	30% increase	10,696	1.3
		30% decrease	5,743	(1.1)
Equity index put option contracts	(7,309)	30% increase	(5,291)	1.0
		30% decrease	(10,428)	(1.5)

(1)	Includes other investments that possess significant equity price risk. Excludes investments accounted for under the equity method.

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

Our net assets subject to translation are primarily in our insurance and utilities and energy businesses, and to a lesser extent in our manufacturing and services businesses. The translation impact is somewhat offset by transaction gains or losses on net reinsurance liabilities of certain U.S. subsidiaries that are denominated in foreign currencies as well as the equity index put option liabilities of U.S. subsidiaries relating to contracts that would be settled in foreign currencies.

Commodity Price Risk

Through our ownership of MidAmerican, we are subject to commodity price risk. Exposures include variations in the price of fuel to generate electricity, wholesale electricity that is purchased and sold and natural gas supply for customers. Commodity prices are subject to wide price swings as supply and demand are impacted by, among many other unpredictable items, weather, market liquidity, generating facility availability, customer usage, storage and transmission and transportation constraints. To mitigate a portion of the risk, MidAmerican uses derivative instruments, including forwards, futures, options, swaps and other agreements, to effectively secure future supply or sell future production generally at fixed prices. The settled cost of these contracts is generally recovered from customers in regulated rates. Accordingly, net unrealized gains and losses associated with interim price movements on such contracts are recorded as regulatory assets or liabilities. Financial results would be negatively

Management’s Discussion (Continued)

Commodity Price Risk (Continued)

impacted if the costs of wholesale electricity, fuel or natural gas are higher than what is permitted to be recovered in rates. MidAmerican also uses futures, options and swap agreements to economically hedge gas and electric commodity prices for physical delivery to non-regulated customers. MidAmerican does not engage in a material amount of proprietary trading activities.

The table that follows summarizes our commodity price risk on energy derivative contracts of MidAmerican as of December 31, 2010 and 2009 and shows the effects of a hypothetical 10% increase and a 10% decrease in forward market prices by the expected volumes for these contracts as of each date. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios. Dollars are in millions.

	Fair Value Net Assets (Liabilities)	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Price
December 31, 2010	$(613)	10% increase	$(546)
		10% decrease	(680)
December 31, 2009	$(438)	10% increase	$(398)
		10% decrease	(478)

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

See “Market Risk Disclosures” contained in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Management’s Report on Internal Control Over Financial Reporting

Management of Berkshire Hathaway Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears on the following page.

Berkshire Hathaway Inc.

February 25, 2011

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Berkshire Hathaway Inc.

Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of Berkshire Hathaway Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of earnings, cash flows and changes in shareholders’ equity and comprehensive income for each of the three years in the period ended December 31, 2010. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Berkshire Hathaway Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

DELOITTE & TOUCHE LLP

Omaha, Nebraska

February 25, 2011

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	December 31,
	2010	2009
ASSETS
Insurance and Other:
Cash and cash equivalents	$34,767	$28,223
Investments:
Fixed maturity securities	33,803	35,729
Equity securities	59,819	56,562
Other	19,333	29,440
Receivables	20,917	14,792
Inventories	7,101	6,147
Property, plant and equipment	15,741	15,720
Goodwill	27,891	27,614
Other	13,529	13,070

	232,901	227,297

Railroad, Utilities and Energy:
Cash and cash equivalents	2,557	429
Property, plant and equipment	77,385	30,936
Goodwill	20,084	5,334
Other	13,579	8,072

	113,605	44,771

Finance and Financial Products:
Cash and cash equivalents	903	1,906
Investments in fixed maturity securities	1,080	1,402
Other investments	3,676	3,160
Loans and finance receivables	15,226	13,989
Goodwill	1,031	1,024
Other	3,807	3,570

	25,723	25,051

	$372,229	$297,119

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Losses and loss adjustment expenses	$60,075	$59,416
Unearned premiums	7,997	7,925
Life, annuity and health insurance benefits	8,565	5,228
Accounts payable, accruals and other liabilities	15,826	15,530
Notes payable and other borrowings	12,471	4,561

	104,934	92,660

Railroad, Utilities and Energy:
Accounts payable, accruals and other liabilities	12,367	5,895
Notes payable and other borrowings	31,626	19,579

	43,993	25,474

Finance and Financial Products:
Accounts payable, accruals and other liabilities	1,168	937
Derivative contract liabilities	8,371	9,269
Notes payable and other borrowings	14,477	13,769

	24,016	23,975

Income taxes, principally deferred	36,352	19,225

Total liabilities	209,295	161,334

Shareholders’ equity:
Common stock	8	8
Capital in excess of par value	37,533	27,074
Accumulated other comprehensive income	20,583	17,793
Retained earnings	99,194	86,227

Berkshire Hathaway shareholders’ equity	157,318	131,102
Noncontrolling interests	5,616	4,683

Total shareholders’ equity	162,934	135,785

	$372,229	$297,119

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in millions except per-share amounts)

	Year Ended December 31,
	2010	2009	2008
Revenues:
Insurance and Other:
Insurance premiums earned	$30,749	$27,884	$25,525
Sales and service revenues	67,225	62,555	65,854
Interest, dividend and other investment income	5,215	5,531	5,140
Investment gains/losses	4,044	358	1,166
Other-than-temporary impairment losses on investments	(1,973)	(3,155)	(1,813)

	105,260	93,173	95,872

Railroad, Utilities and Energy:
Operating revenues	26,186	11,204	12,668
Other	178	239	1,303

	26,364	11,443	13,971

Finance and Financial Products:
Interest, dividend and other investment income	1,683	1,600	1,616
Investment gains/losses	14	(40)	7
Derivative gains/losses	261	3,624	(6,821)
Other	2,603	2,693	3,141

	4,561	7,877	(2,057)

	136,185	112,493	107,786

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	18,087	18,251	16,259
Life, annuity and health insurance benefits	4,453	1,937	1,942
Insurance underwriting expenses	6,196	6,236	4,634
Cost of sales and services	55,585	52,647	54,103
Selling, general and administrative expenses	7,704	8,117	8,052
Interest expense	278	189	212

	92,303	87,377	85,202

Railroad, Utilities and Energy:
Cost of sales and operating expenses	19,637	8,739	9,840
Interest expense	1,577	1,176	1,168

	21,214	9,915	11,008

Finance and Financial Products:
Interest expense	703	627	583
Other	2,914	3,022	3,419

	3,617	3,649	4,002

	117,134	100,941	100,212

Earnings before income taxes	19,051	11,552	7,574
Income tax expense	5,607	3,538	1,978
Earnings from equity method investments	50	427	—

Net earnings	13,494	8,441	5,596
Less: Earnings attributable to noncontrolling interests	527	386	602

Net earnings attributable to Berkshire Hathaway	$12,967	$8,055	$4,994

Average common shares outstanding *	1,635,661	1,551,174	1,548,960
Net earnings per share attributable to Berkshire Hathaway shareholders *	$7,928	$5,193	$3,224

*	Average shares outstanding include average Class A common shares and average Class B common shares determined on an equivalent Class A common stock basis. Net earnings per common share attributable to Berkshire Hathaway shown above represents net earnings per equivalent Class A common share. Net earnings per Class B common share is equal to one-fifteen-hundredth (1/1,500) of such amount or $5.29 per share for 2010, $3.46 per share for 2009 and $2.15 per share for 2008 after giving effect to the 50-for-1 Class B stock split that became effective on January 21, 2010. See Note 18.

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net earnings	$13,494	$8,441	$5,596
Adjustments to reconcile net earnings to operating cash flows:
Investment (gains) losses and other-than-temporary impairment losses	(2,085)	2,837	640
Depreciation	4,279	3,127	2,810
Other	255	(149)	(1,248)
Changes in operating assets and liabilities before business acquisitions:
Losses and loss adjustment expenses	1,009	2,165	1,466
Deferred charges reinsurance assumed	147	(39)	64
Unearned premiums	110	(21)	1,311
Receivables and originated loans	(1,979)	697	(2,222)
Derivative contract assets and liabilities	(880)	(5,441)	7,827
Income taxes	2,348	2,035	(2,057)
Other assets and liabilities	1,197	2,194	(2,935)

Net cash flows from operating activities	17,895	15,846	11,252

Cash flows from investing activities:
Purchases of fixed maturity securities	(9,819)	(10,798)	(35,615)
Purchases of equity securities	(4,265)	(4,570)	(10,140)
Purchases of other investments	—	(7,068)	(14,452)
Sales of fixed maturity securities	5,435	4,338	14,796
Redemptions and maturities of fixed maturity securities	6,517	5,234	18,550
Sales of equity securities	5,886	5,626	6,840
Purchases of loans and finance receivables	(3,149)	(854)	(1,446)
Principal collections on loans and finance receivables	3,498	796	740
Acquisitions of businesses, net of cash acquired	(15,924)	(108)	(6,050)
Purchases of property, plant and equipment	(5,980)	(4,937)	(6,138)
Other	(476)	1,180	849

Net cash flows from investing activities	(18,277)	(11,161)	(32,066)

Cash flows from financing activities:
Proceeds from borrowings of insurance and other businesses	8,204	289	134
Proceeds from borrowings of railroad, utilities and energy businesses	1,731	1,241	2,147
Proceeds from borrowings of finance businesses	1,539	1,584	5,195
Repayments of borrowings of insurance and other businesses	(430)	(746)	(247)
Repayments of borrowings of railroad, utilities and energy businesses	(777)	(444)	(2,147)
Repayments of borrowings of finance businesses	(2,417)	(396)	(3,847)
Changes in short term borrowings, net	370	(885)	1,183
Acquisitions of noncontrolling interests and other	(95)	(410)	(132)

Net cash flows from financing activities	8,125	233	2,286

Effects of foreign currency exchange rate changes	(74)	101	(262)

Increase (decrease) in cash and cash equivalents	7,669	5,019	(18,790)
Cash and cash equivalents at beginning of year	30,558	25,539	44,329

Cash and cash equivalents at end of year *	$38,227	$30,558	$25,539

* Cash and cash equivalents at end of year are comprised of the following:
Insurance and Other	$34,767	$28,223	$24,356
Railroad, Utilities and Energy	2,557	429	280
Finance and Financial Products	903	1,906	903

	$38,227	$30,558	$25,539

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in millions)

	Berkshire Hathaway shareholders’ equity				Non- controlling interests
	Common stock and capital in excess of par value	Accumulated other comprehensive income	Retained earnings	Total
Balance at December 31, 2007	$26,960	$21,620	$72,153	$120,733	$2,668
Net earnings	—	—	4,994	4,994	602
Other comprehensive income, net	—	(17,267)	—	(17,267)	(255)
Adoption of equity method	—	(399)	1,025	626	—
Issuance of common stock and other transactions	181	—	—	181	—
Adoption of new accounting pronouncements	—	—	—	—	128
Changes in noncontrolling interests:
Business acquisitions	—	—	—	—	1,568
Interests acquired and other transactions	—	—	—	—	(271)

Balance at December 31, 2008	27,141	3,954	78,172	109,267	4,440
Net earnings	—	—	8,055	8,055	386
Other comprehensive income, net	—	13,729	—	13,729	199
Issuance of common stock and other transactions	172	—	—	172	—
Changes in noncontrolling interests:
Interests acquired and other transactions	(231)	110	—	(121)	(342)

Balance at December 31, 2009	27,082	17,793	86,227	131,102	4,683
Net earnings	—	—	12,967	12,967	527
Other comprehensive income, net	—	2,789	—	2,789	9
Issuance of common stock and other transactions	11,096	—	—	11,096	—
Changes in noncontrolling interests:
Interests acquired and other transactions	(637)	1	—	(636)	397

Balance at December 31, 2010	$37,541	$20,583	$99,194	$157,318	$5,616

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

	2010	2009	2008
Comprehensive income attributable to Berkshire Hathaway:
Net earnings	$12,967	$8,055	$4,994

Other comprehensive income:
Net change in unrealized appreciation of investments	5,398	17,607	(23,342)
Applicable income taxes	(1,866)	(6,263)	8,257
Reclassification of investment appreciation in net earnings	(1,068)	2,768	895
Applicable income taxes	374	(969)	(313)
Foreign currency translation	(172)	851	(2,140)
Applicable income taxes	(21)	(17)	118
Prior service cost and actuarial gains/losses of defined benefit plans	(76)	(41)	(1,071)
Applicable income taxes	25	(1)	389
Other, net	195	(206)	(60)

Other comprehensive income, net	2,789	13,729	(17,267)

Comprehensive income attributable to Berkshire Hathaway	$15,756	$21,784	$(12,273)

Comprehensive income of noncontrolling interests	$536	$585	$347

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

(1)	Significant accounting policies and practices

(a)	Nature of operations and basis of consolidation

Berkshire Hathaway Inc. (“Berkshire”) is a holding company owning subsidiaries engaged in a number of diverse business activities, including property and casualty insurance and reinsurance, railroad, utilities and energy, finance, manufacturing, service and retailing. In these notes the terms “us,” “we,” or “our” refer to Berkshire and its consolidated subsidiaries. Further information regarding our reportable business segments is contained in Note 21. Significant business acquisitions completed over the past three years are discussed in Note 2.

The accompanying Consolidated Financial Statements include the accounts of Berkshire consolidated with the accounts of all subsidiaries and affiliates in which we hold a controlling financial interest as of the financial statement date. Normally a controlling financial interest reflects ownership of a majority of the voting interests. We consolidate a variable interest entity (“VIE”) when we possess both the power to direct the activities of the VIE that most significantly impact its economic performance and we are either obligated to absorb the losses that could potentially be significant to the VIE or we hold the right to receive benefits from the VIE that could potentially be significant to the VIE.

Intercompany accounts and transactions have been eliminated. Certain amounts in prior year presentations have been reclassified to conform with the current year presentation.

(b)	Use of estimates in preparation of financial statements

The preparation of our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. In particular, estimates of unpaid losses and loss adjustment expenses and related recoverables under reinsurance for property and casualty insurance are subject to considerable estimation error due to the inherent uncertainty in projecting ultimate claim amounts that will be settled over many years. In addition, estimates and assumptions associated with the amortization of deferred charges reinsurance assumed, determinations of fair values of certain financial instruments and evaluations of goodwill for impairment require considerable judgment. Actual results may differ from the estimates used in preparing our Consolidated Financial Statements.

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

In applying the equity method, we record our investment at cost and subsequently increase or decrease the carrying amount of the investment by our proportionate share of the net earnings or losses and other comprehensive income of the investee. We record dividends or other equity distributions as reductions in the carrying value of the investment. In the event that net losses of the investee reduce the carrying amount to zero, additional net losses may be recorded if other investments in the investee are at-risk even if we have not committed to provide financial support to the investee. Such additional equity method losses, if any, are based upon the change in our claim on the investee’s book value.

Investment gains and losses arise when investments are sold (as determined on a specific identification basis) or are other-than-temporarily impaired. If a decline in the value of an investment below cost is deemed other than temporary, the cost of the investment is written down to fair value, with a corresponding charge to earnings. Factors considered in judging whether an impairment is other than temporary include: the financial condition, business prospects and creditworthiness of the issuer, the relative amount of the decline, our ability and intent to hold the investment until the fair value recovers and the length of time that fair value has been less than cost. With respect to an investment in a debt security, we recognize an other-than-temporary impairment if we (a) intend to sell or expect to be required to sell before amortized cost is recovered or (b) do not expect to ultimately recover the amortized cost basis even if we do not intend to sell the security. We recognize losses under (a) in earnings and under (b) we recognize the credit loss component in earnings and the difference between fair value and the amortized cost basis net of the credit loss in other comprehensive income.

(e)	Receivables, loans and finance receivables

Trade, premium and other receivables of the insurance and other businesses are stated at the outstanding principal amounts, net of estimated allowances for uncollectible balances. Allowances for uncollectible balances are provided when as of the balance sheet date it is probable counterparties will be unable to pay all amounts due based on the contractual terms and the loss amounts can be reasonably estimated. Receivables are generally written off against allowances after all reasonable collection efforts are exhausted.

Loans and finance receivables consist of consumer loans (primarily manufactured housing and other real estate loans) and commercial loans originated or purchased. Loans and finance receivables are stated at amortized cost based on our ability and intent to hold such loans and receivables to maturity and are stated net of allowances for uncollectible accounts. Amortized cost represents acquisition cost, plus or minus origination and commitment costs paid or fees received, which together with acquisition premiums or discounts, are deferred and amortized as yield adjustments over the life of the loan. Loans and finance receivables include loan securitizations issued when we have the power to direct and the right to receive residual returns. Substantially all of our consumer loans are secured by real or personal property.

Allowances for credit losses from manufactured housing and other real estate loans include estimates of losses on loans currently in foreclosure and losses on loans not currently in foreclosure. Estimates of losses on loans in foreclosure are based on historical experience and collateral recovery rates. Estimates of losses on loans not currently in foreclosure consider historical default, collateral recovery rates and existing economic conditions. Allowances for credit losses also incorporate the historical average time elapsed from the last payment until foreclosure.

Loans in which payments are delinquent (with no grace period) are considered past due. Loans which are over 90 days past due, in foreclosure, or where borrowers are in bankruptcy, are placed on nonaccrual status and interest previously accrued but not collected is reversed. Subsequent amounts received on the loans are first applied to the principal and interest owed for the most delinquent amount. Interest income accruals are resumed once a loan is less than 90 days delinquent.

Loans in the foreclosure process are considered non-performing. Once a loan is in foreclosure, interest income is not recognized unless the foreclosure is cured or the loan is modified. Once a modification is complete, interest income is recognized based on the terms of the new loan. Loans that have gone through foreclosure are charged off when the collateral is sold. Loans not in foreclosure are evaluated for charge off based on individual circumstances that indicate future collectability of the loan, including the condition of the collateral securing the loan.

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

Cash collateral received from or paid to counterparties to secure derivative contract assets or liabilities is included in other liabilities or assets. Securities received from counterparties as collateral are not recorded as assets and securities delivered to counterparties as collateral continue to be reflected as assets in our Consolidated Balance Sheets.

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

Inventories consist of manufactured goods and goods acquired for resale. Manufactured inventory costs include raw materials, direct and indirect labor and factory overhead. Inventories are stated at the lower of cost or market. As of December 31, 2010, approximately 39% of the total inventory cost was determined using the last-in-first-out (“LIFO”) method, 32% using the first-in-first-out (“FIFO”) method, with the remainder using the specific identification method or average cost methods. With respect to inventories carried at LIFO cost, the aggregate difference in value between LIFO cost and cost determined under FIFO methods was $637 million and $575 million as of December 31, 2010 and 2009, respectively.

(i)	Property, plant and equipment

Additions to property, plant and equipment are recorded at cost. The cost of major additions and betterments are capitalized, while the cost of replacements, maintenance and repairs, that do not improve or extend the useful lives of the related assets are expensed as incurred. Interest over the construction period is capitalized as a component of cost of constructed assets. The cost of constructed assets of certain of our regulated utility and energy subsidiaries that are subject to ASC 980 Regulated Operations also includes an equity allowance for funds used during construction. Also see Note 1(p).

Depreciation is provided principally on the straight-line method over estimated useful lives. Depreciation of assets of regulated utility and energy subsidiaries is provided over recovery periods based on composite asset class lives. Railroad properties are depreciated using the group method in which a single depreciation rate is applied to the gross investment in a particular class of property, despite differences in the service life or salvage value of individual property units within the same class.

We evaluate property, plant and equipment for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable or the assets are being held for sale. Upon the occurrence of a triggering event, we review the asset to assess whether the estimated undiscounted cash flows expected from the use of the asset plus residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, we write down the asset to the estimated fair value. Impairment losses are reflected in the Consolidated Statements of Earnings, except with respect to impairments of assets of certain domestic regulated utility and energy subsidiaries where impairment losses are offset by the establishment of a regulatory asset to the extent recovery in future rates is probable.

Notes to Consolidated Financial Statements (Continued)

(1)	Significant accounting policies and practices (Continued)

(i)	Property, plant and equipment (Continued)

Our railroad business is very capital intensive and its large base of homogenous, network-type assets turns over on a continuous basis. Each year, a capital program is developed for the replacement of assets and for the acquisition or construction of assets to enhance the efficiency of operations, gain strategic benefit or provide new service offerings to customers. Assets purchased or constructed throughout the year are capitalized if they meet applicable minimum units of property criteria. Normal repairs and maintenance are charged to operating expense as incurred, while costs incurred that extend the useful life of an asset, improve the safety of our operations, or improve operating efficiency are capitalized. Rail grinding costs are expensed as incurred.

(j)	Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business acquisitions. We evaluate goodwill for impairment at least annually. Evaluating goodwill for impairment involves a two-step process. The first step is to estimate the fair value of the reporting unit. There are several methods that may be used to estimate a reporting unit’s fair value, including market quotations, asset and liability fair values and other valuation techniques, including, but not limited to, discounted projected future net earnings or net cash flows and multiples of earnings. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, a second step is performed. Under the second step, the identifiable assets and liabilities of the reporting unit are estimated at fair value as of the current testing date. The excess of the estimated fair value of the reporting unit over the current estimated fair value of net assets establishes the implied value of goodwill. The excess of the recorded goodwill over the implied goodwill value is charged to earnings as an impairment loss. A significant amount of judgment is required in estimating the fair value of the reporting unit and performing goodwill impairment tests.

(k)	Revenue recognition

Insurance premiums for prospective property/casualty and health insurance and reinsurance are earned over the loss exposure or coverage period, in proportion to the level of protection provided. In most cases, premiums are recognized as revenues ratably over the term of the contract with unearned premiums computed on a monthly or daily pro rata basis. Premiums for retroactive reinsurance property/casualty policies are earned at the inception of the contracts, as all of the underlying loss events covered by these policies occurred in the past. Premiums for life reinsurance contracts are earned when due. Premiums earned are stated net of amounts ceded to reinsurers. Premiums are estimated with respect to certain reinsurance contracts where reports from ceding companies for the period are not contractually due until after the balance sheet date. For contracts containing experience rating provisions, premiums are based upon estimated loss experience under the contract.

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

Interest income from investments in fixed maturity securities and loans is earned under the constant yield method and includes accrual of interest due under terms of the agreement as well as amortization of acquisition premiums, accruable discounts and capitalized loan origination fees, as applicable. In determining the constant yield for mortgage-backed securities, anticipated counterparty prepayments are estimated and evaluated periodically. Dividends from equity securities are recognized when earned, which is on the ex-dividend date or the declaration date, when there is no ex-dividend date.

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

Railroad transportation revenues are recognized based upon the proportion of service provided as of the balance sheet date. Customer incentives, which are primarily provided for shipping a specified cumulative volume or shipping to/from specific locations, are recorded as a reduction to revenue on a pro-rata basis based on actual or projected future customer shipments. When using projected shipments, we rely on historic trends as well as economic and other indicators to estimate the liability for customer incentives.

(l)	Losses and loss adjustment expenses

Liabilities for unpaid losses and loss adjustment expenses represent estimated claim and claim settlement costs of property/casualty insurance and reinsurance contracts issued by our insurance subsidiaries with respect to losses that have occurred as of the balance sheet date. The liabilities for losses and loss adjustment expenses are recorded at the estimated ultimate payment amounts, except that amounts arising from certain workers’ compensation reinsurance business are discounted as discussed below. Estimated ultimate payment amounts are based upon (1) individual case estimates, (2) reports of losses from policyholders and (3) estimates of incurred but not reported losses.

Provisions for losses and loss adjustment expenses are charged to earnings after deducting amounts recovered and estimates of amounts ceded under reinsurance contracts. Reinsurance contracts do not relieve the ceding company of its obligations to indemnify policyholders with respect to the underlying insurance and reinsurance contracts.

The estimated liabilities of workers’ compensation claims assumed under certain reinsurance contracts are carried at discounted amounts. Discounted amounts are based upon an annual discount rate of 4.5% for claims arising prior to January 1, 2003 and 1% for claims arising thereafter, consistent with discount rates used under insurance statutory accounting principles. The change in such reserve discounts, including the periodic discount accretion is included in earnings as a component of losses and loss adjustment expenses.

(m)	Deferred charges reinsurance assumed

Estimated liabilities for claims and claim costs in excess of the consideration received with respect to retroactive property and casualty reinsurance contracts that provide for indemnification of insurance risk are established as deferred charges at inception of such contracts. Deferred charges are subsequently amortized using the interest method over the expected claim settlement periods. Changes to the estimated timing or amount of loss payments produce changes in periodic amortization. Changes in such estimates are applied retrospectively and are included in insurance losses and loss adjustment expenses in the period of the change. The unamortized balances of deferred charges reinsurance assumed were $3,810 million and $3,957 million at December 31, 2010 and 2009, respectively.

(n)	Insurance premium acquisition costs

Costs that vary with and are related to the issuance of insurance policies are deferred, subject to ultimate recoverability, and are charged to underwriting expenses as the related premiums are earned. Acquisition costs consist of commissions, premium taxes, advertising and certain other costs. The recoverability of premium acquisition costs generally reflects anticipation of investment income. The unamortized balances of deferred premium acquisition costs are included in other assets and were $1,768 million and $1,770 million at December 31, 2010 and 2009, respectively.

(p)	Regulated utilities and energy businesses

Certain domestic energy subsidiaries prepare their financial statements in accordance with ASC 980 Regulated Operations, reflecting the economic effects from the ability to recover certain costs from customers and the requirement to return revenues to customers in the future through the regulated rate-setting process. Accordingly, certain costs are deferred as regulatory assets and obligations are accrued as regulatory liabilities which will be amortized over various future periods. At December 31, 2010, the Consolidated Balance Sheet includes $2,497 million in regulatory assets and $1,664 million in regulatory liabilities. At December 31, 2009, the Consolidated Balance Sheet includes $2,093 million in regulatory assets and $1,603 million in regulatory liabilities. Regulatory assets and liabilities are components of other assets and other liabilities of utilities and energy businesses.

Notes to Consolidated Financial Statements (Continued)

(1)	Significant accounting policies and practices (Continued)

(p)	Regulated utilities and energy businesses (Continued)

Regulatory assets and liabilities are continually assessed for probable future inclusion in regulatory rates by considering factors such as applicable regulatory or legislative changes and recent rate orders received by other regulated entities. If future inclusion in regulatory rates ceases to be probable, the amount no longer probable of inclusion in regulatory rates is charged to earnings or reflected as an adjustment to rates.

(q)	Life, annuity and health insurance benefits

The liability for insurance benefits under life contracts has been computed based upon estimated future investment yields, expected mortality, morbidity, and lapse or withdrawal rates and reflect estimates for future premiums and expenses under the contracts. These assumptions, as applicable, also include a margin for adverse deviation and may vary with the characteristics of the reinsurance contract’s date of issuance, policy duration and country of risk. The interest rate assumptions used may vary by reinsurance contract or jurisdiction and generally range from approximately 3% to 6%. Annuity contracts are discounted based on the implicit rate of return as of the inception of the contracts and such interest rates range from approximately 1% to 7%.

(r)	Foreign currency

The accounts of our non-U.S. based subsidiaries are measured in most instances using the local currency of the subsidiary as the functional currency. Revenues and expenses of these businesses are generally translated into U.S. Dollars at the average exchange rate for the period. Assets and liabilities are translated at the exchange rate as of the end of the reporting period. Gains or losses from translating the financial statements of foreign-based operations are included in shareholders’ equity as a component of accumulated other comprehensive income. Gains and losses arising from transactions denominated in a currency other than the functional currency of the entity that is party to the transaction are included in earnings.

(s)	Income taxes

We file a consolidated federal income tax return in the United States, which includes our eligible subsidiaries. In addition, we file income tax returns in state, local and foreign jurisdictions as applicable. Provisions for current income tax liabilities are calculated and accrued on income and expense amounts expected to be included in the income tax returns for the current year.

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

Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions are judged to not meet the “more-likely-than-not” threshold based on the technical merits of the positions. Estimated interest and penalties related to uncertain tax positions are generally included as a component of income tax expense.

(t)	New accounting pronouncements

We adopted FASB Accounting Standards Updates (“ASU”) 2009-16 and ASU 2009-17 as of January 1, 2010. ASU 2009-16 eliminated the concept of a qualifying special-purpose entity (“QSPE”) and the exemption of QSPEs from previous consolidation guidance and also modified the criteria for derecognizing financial assets by transferors. ASU 2009-17 amended the standards related to consolidation of variable interest entities. ASU 2009-17 included new criteria for determining the primary beneficiary of VIEs and increased the frequency in which reassessments must be made to determine the primary beneficiary of VIEs. The guidance in these standards is applied prospectively except that upon the adoption of ASU 2009-17 we reevaluated VIEs for purposes of determining whether or not those entities should be included in our Consolidated Financial Statements based on the new guidance. See Notes 7 and 14 for information concerning the most significant impact of adopting these pronouncements.

Notes to Consolidated Financial Statements (Continued)

(1)	Significant accounting policies and practices (Continued)

(t)	New accounting pronouncements (Continued)

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures About Fair Value Measurements.” ASU 2010-06 requires the separate disclosure of significant transfers into and out of the Level 1 and Level 2 categories; requires fair value measurement disclosures for each class of assets and liabilities; and requires disclosures about valuation techniques and inputs used in Level 2 and Level 3 fair value measurements. These disclosure requirements became effective at the beginning of 2010. In addition, effective in fiscal years beginning after December 15, 2010, ASU 2010-06 also requires Level 3 disclosures of activity on a gross rather than a net basis. We do not anticipate that the remaining disclosures under ASU 2010-06 will have a material impact on our Consolidated Financial Statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires increased disclosures about the credit quality of financing receivables and allowances for credit losses, including disclosure about credit quality indicators, past due information and modifications of finance receivables. The guidance regarding end of period reporting is effective for reporting periods ending after December 15, 2010, while guidance about activity during the reporting period is effective for reporting periods beginning after December 15, 2010, except for guidance regarding loan modifications, which has been delayed. We do not anticipate that the adoption of ASU 2010-20 will have a material impact on our Consolidated Financial Statements.

In October 2010, the FASB issued ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” ASU 2010-26 modifies the types of costs incurred by insurance entities that are deferred in the acquiring or renewing of insurance contracts. ASU 2010-26 requires that only direct incremental costs related to successful efforts are capitalized. Capitalized costs may include certain advertising costs which are allowed to be capitalized if the primary purpose of the advertising is to elicit sales to customers proven to have responded directly to the advertising and the probable future revenues generated from the advertising are proven to be in excess of expected future costs to be incurred in realizing those revenues. ASU 2010-26 is effective for fiscal years and interim periods beginning after December 15, 2011 and may be applied on a prospective or retrospective basis. We are evaluating the effect that the adoption of ASU 2010-26 will have on our Consolidated Financial Statements.

In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, Step 2 of the goodwill impairment test is required if it is more likely than not that a goodwill impairment exists, after considering whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective prospectively for fiscal years and interim periods beginning after December 15, 2011. We do not anticipate the adoption of ASU 2010-28 will have a material impact on our Consolidated Financial Statements.

(2)	Significant business acquisitions

Our long-held acquisition strategy is to purchase businesses with consistent earning power, good returns on equity and able and honest management at sensible prices.

On February 12, 2010, we acquired all of the outstanding common stock of the Burlington Northern Santa Fe Corporation that we did not already own (about 264.5 million shares or 77.5%) for aggregate consideration of $26.5 billion that consisted of cash of approximately $15.9 billion with the remainder in Berkshire common stock (80,931 Class A shares and 20,976,621 Class B shares). Approximately 50% of the cash component was funded with existing cash balances and the remaining 50% was funded with proceeds from debt issued by Berkshire. The acquisition was completed through the merger of a wholly-owned merger subsidiary (a Delaware limited liability company) and Burlington Northern Santa Fe Corporation. The merger subsidiary was the surviving entity and was renamed Burlington Northern Santa Fe, LLC (“BNSF”). BNSF is based in Fort Worth, Texas, and through BNSF Railway Company operates one of the largest railroad systems in North America with approximately 32,000 route miles (including 23,000 route miles of track owned by BNSF) of track in 28 states and two Canadian provinces.

Notes to Consolidated Financial Statements (Continued)

(2)	Significant business acquisitions (Continued)

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

The allocation of the aggregate $34.5 billion purchase price (including the fair value of the previously owned shares of BNSF and the value of certain BNSF outstanding equity awards that were converted into Berkshire Class B equity awards on the acquisition date) to BNSF’s assets and liabilities is summarized below (in millions):

Assets:
Cash and cash equivalents	$971
Property, plant and equipment	43,987
Goodwill	14,803
Other	5,702

$65,463

Liabilities and Net assets acquired:
Accounts payable and other liabilities	$6,623
Notes payable and other borrowings	11,142
Income taxes, principally deferred	13,203

30,968
Net assets acquired	34,495

$65,463

BNSF’s financial statements are included in our Consolidated Financial Statements beginning as of February 13, 2010. The following table sets forth certain unaudited pro forma consolidated earnings data for the years ended December 31, 2010 and 2009, as if the BNSF acquisition was consummated on the same terms at the beginning of 2010 and 2009. Amounts are in millions, except earnings per share.

	2010	2009
Total revenues	$138,004	$126,745
Net earnings attributable to Berkshire Hathaway shareholders	13,213	9,525
Earnings per equivalent Class A common share attributable to Berkshire Hathaway shareholders	8,024	5,786

We had no significant business acquisitions in 2009. During 2008, we acquired approximately 64% of the outstanding common stock of Marmon Holdings, Inc. (“Marmon”), a private company owned by trusts for the benefit of members of the Pritzker Family of Chicago, for approximately $4.8 billion in the aggregate. Marmon is an international association of approximately 130 manufacturing and service businesses that operate independently within diverse business sectors. Under the terms of the purchase agreement, we will acquire the remaining equity interests in Marmon between 2011 and 2014 for consideration to be based on the earnings of Marmon. We also acquired several other relatively small businesses during 2008. Consideration paid for all businesses acquired in 2008 was approximately $6.1 billion.

Notes to Consolidated Financial Statements (Continued)

(3)	Investments in fixed maturity securities

Investments in securities with fixed maturities as of December 31, 2010 and 2009 are summarized below (in millions).

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2010
U.S. Treasury, U.S. government corporations and agencies	$2,151	$48	$(2)	$2,197
States, municipalities and political subdivisions	3,356	225	—	3,581
Foreign governments	11,721	242	(51)	11,912
Corporate bonds	11,773	2,304	(23)	14,054
Mortgage-backed securities	2,838	312	(11)	3,139

	$31,839	$3,131	$(87)	$34,883

Insurance and other	$30,862	$3,028	$(87)	$33,803
Finance and financial products	977	103	—	1,080

	$31,839	$3,131	$(87)	$34,883

December 31, 2009
U.S. Treasury, U.S. government corporations and agencies	$2,362	$46	$(1)	$2,407
States, municipalities and political subdivisions	3,689	275	(1)	3,963
Foreign governments	11,518	368	(42)	11,844
Corporate bonds	13,094	2,080	(502)	14,672
Mortgage-backed securities	3,961	310	(26)	4,245

	$34,624	$3,079	$(572)	$37,131

Insurance and other	$33,317	$2,984	$(572)	$35,729
Finance and financial products	1,307	95	—	1,402

	$34,624	$3,079	$(572)	$37,131

Unrealized losses include $24 million at December 31, 2010 and $471 million at December 31, 2009, related to securities that have been in an unrealized loss position for 12 months or more. During the fourth quarter of 2010, we recorded other-than-temporary impairment charges of $1,020 million with respect to certain fixed maturity securities where we concluded that we were unlikely to receive all remaining contractual principal and interest amounts when due. These securities had been in an unrealized loss position for more than two years.

The amortized cost and estimated fair value of securities with fixed maturities at December 31, 2010 are summarized below by contractual maturity dates. Actual maturities will differ from contractual maturities because issuers of certain of the securities retain early call or prepayment rights. Amounts are in millions.

	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Mortgage-backed securities	Total
Amortized cost	$7,095	$14,734	$4,448	$2,724	$2,838	$31,839
Fair value	7,231	16,146	5,091	3,276	3,139	34,883

Notes to Consolidated Financial Statements (Continued)

(4)	Investments in equity securities

Investments in equity securities as of December 31, 2010 and 2009 are summarized below (in millions).

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2010
American Express Company	$1,287	$5,220	$—	$6,507
The Coca-Cola Company	1,299	11,855	—	13,154
The Procter & Gamble Company	4,321	336	—	4,657
Wells Fargo & Company	8,015	3,521	(413)	11,123
Other	20,622	5,709	(259)	26,072

	$35,544	$26,641	$(672)	$61,513

Insurance and other	$34,875	$25,616	$(672)	$59,819
Railroad, utilities and energy *	232	950	—	1,182
Finance and financial products *	437	75	—	512

	$35,544	$26,641	$(672)	$61,513

December 31, 2009
American Express Company	$1,287	$4,856	$—	$6,143
The Coca-Cola Company	1,299	10,101	—	11,400
The Procter & Gamble Company	4,962	78	—	5,040
Wells Fargo & Company	7,394	2,721	(1,094)	9,021
Other	22,265	7,118	(1,953)	27,430

	$37,207	$24,874	$(3,047)	$59,034

Insurance and other	$36,538	$23,070	$(3,046)	$56,562
Railroad, utilities and energy *	232	1,754	—	1,986
Finance and financial products *	437	50	(1)	486

	$37,207	$24,874	$(3,047)	$59,034

*	Included in Other assets.

Unrealized losses of equity investments at December 31, 2010 that were in a continuous loss position for more than twelve months and for which other-than-temporary impairment charges were not recorded were $531 million, including $384 million related to Wells Fargo & Company. As of December 31, 2009, unrealized losses over one year in duration were approximately $2.7 billion, including $832 million related to Wells Fargo & Company. As of December 31, 2010, such losses generally ranged between 3% and 15% of the original cost of the related individual securities. We believe that the impairment of each of the individual securities that have been in an unrealized loss position over twelve months as of December 31, 2010 is temporary. Our belief is based on (a) our ability and current intent to hold the securities to recovery; (b) our assessment that the underlying business and financial condition of the issuers improved over the past year and that such conditions are currently favorable; (c) our opinion that the relative price declines are not significant; (d) the fact that the market prices of these issuers have increased over the past year; and (e) our belief that it is reasonably possible that market prices will increase to and exceed our cost in a relatively short period of time. Changes in market conditions and other facts and circumstances may change the business prospects of these issuers as well as our ability and current intent to hold these securities until the prices recover.

During the fourth quarter of 2010, we recorded other-than-temporary impairment losses of $938 million related to certain other equity securities. These securities had been in unrealized loss positions for over two years. The amount of the impairments averaged about 20% of the original cost of each security. Other-than-temporary impairment losses result in a reduction of the cost basis of the investment but not the fair value. Accordingly, such losses that are included in earnings are offset by a corresponding credit to other comprehensive income.

Notes to Consolidated Financial Statements (Continued)

(5)	Other investments

Other investments include fixed maturity and equity securities of The Goldman Sachs Group, Inc. (“GS”), General Electric Company (“GE”), Wm. Wrigley Jr. Company (“Wrigley”), Swiss Reinsurance Company Ltd. (“Swiss Re”) and The Dow Chemical Company (“Dow”). As of December 31, 2009, we also owned 22.5% of BNSF’s outstanding common stock, which we accounted for pursuant to the equity method and included in other investments of insurance and other businesses in our Consolidated Balance Sheet. Upon acquiring all remaining outstanding shares of BNSF on February 12, 2010, we discontinued using the equity method and began consolidating the accounts of BNSF. See Note 2. A summary of other investments follows (in millions).

	Cost	Unrealized Gains	Fair Value	Carrying Value
December 31, 2010
Other fixed maturity and equity securities:
Insurance and other	$15,700	$4,758	$20,458	$19,333
Finance and financial products	2,742	947	3,689	3,676

	$18,442	$5,705	$24,147	$23,009

December 31, 2009
Other fixed maturity and equity securities:
Insurance and other	$18,347	$5,451	$23,798	$22,854
Finance and financial products	2,742	428	3,170	3,160
Equity method-BNSF	5,851	1,721	7,572	6,586

	$26,940	$7,600	$34,540	$32,600

We own 50,000 shares of 10% Cumulative Perpetual Preferred Stock of GS (“GS Preferred”) and warrants to purchase 43,478,260 shares of common stock of GS (“GS Warrants”) which we acquired in 2008 for a combined cost of $5 billion. The GS Preferred may be redeemed at any time by GS at a price of $110,000 per share ($5.5 billion in aggregate). The GS Warrants expire in 2013 and can be exercised for an additional aggregate cost of $5 billion ($115/share). In 2008, we also acquired 30,000 shares of 10% Cumulative Perpetual Preferred Stock of GE (“GE Preferred”) and warrants to purchase 134,831,460 shares of common stock of GE (“GE Warrants”) for a combined cost of $3 billion. The GE Preferred may be redeemed by GE beginning in October 2011 at a price of $110,000 per share ($3.3 billion in aggregate). The GE Warrants expire in 2013 and can be exercised for an additional aggregate cost of $3 billion ($22.25/share).

We own $4.4 billion par amount of 11.45% Wrigley subordinated notes due in 2018 and $2.1 billion of 5% Wrigley preferred stock, which we acquired in 2008. In December 2009, we also acquired $1.0 billion par amount of Wrigley senior notes due in 2013 and 2014. The Wrigley subordinated and senior notes are classified as held-to-maturity and we carry these investments at cost, adjusted for foreign currency exchange rate changes that apply to certain of the senior notes. We carry the Wrigley preferred stock at fair value classified as available-for-sale.

We own 3,000,000 shares of Series A Cumulative Convertible Perpetual Preferred Stock of Dow (“Dow Preferred”), which we acquired in 2009 for a cost of $3 billion. Under certain conditions, each share of the Dow Preferred is convertible into 24.201 shares of Dow common stock. Beginning in April 2014, if Dow’s common stock price exceeds $53.72 per share for any 20 trading days in a consecutive 30-day window, Dow, at its option, at any time, in whole or in part, may convert the Dow Preferred into Dow common stock at the then applicable conversion rate. The Dow Preferred is entitled to dividends at a rate of 8.5% per annum.

In 2009, we also acquired a 12% convertible perpetual capital instrument issued by Swiss Re at a cost of $2.7 billion. The instrument had a face amount of 3 billion Swiss Francs (“CHF”). The terms of the instrument allowed Swiss Re to redeem at its option the instrument under certain conditions. On November 3, 2010, we entered into an agreement with Swiss Re regarding the redemption of the instrument in exchange for aggregate consideration of approximately CHF 3.9 billion of which CHF 180 million was received on November 25, 2010 with the remainder to be paid to us in 2011. As of December 31, 2010, the amount due (and subsequently received on January 10, 2011) was classified in our Consolidated Balance Sheet as a component of receivables of insurance and other businesses.

Notes to Consolidated Financial Statements (Continued)

(6)	Investment gains/losses

Investment gains/losses are summarized below (in millions).

	2010	2009	2008
Fixed maturity securities
Gross gains from sales and other disposals	$720	$357	$212
Gross losses from sales and other disposals	(16)	(54)	(20)
Equity and other securities
Gross gains from sales and other disposals	2,603	701	1,256
Gross losses from sales	(266)	(617)	(530)
Other	1,017 *	(69)	255

	$4,058	$318	$1,173

*	Includes a one-time holding gain of $979 million related to the BNSF acquisition. See note 2.

Net investment gains/losses are reflected in the Consolidated Statements of Earnings as follows.

Insurance and other	$4,044	$358	$1,166
Finance and financial products	14	(40)	7

	$4,058	$318	$1,173

(7)	Receivables

Receivables of insurance and other businesses are comprised of the following (in millions).

	2010	2009
Insurance premiums receivable	$6,342	$5,295
Reinsurance recoverable on unpaid losses	2,735	2,922
Trade and other receivables	12,223	6,977
Allowances for uncollectible accounts	(383)	(402)

	$20,917	$14,792

As of December 31, 2010, trade and other receivables included approximately $3.9 billion (CHF 3.7 billion) related to the redemption of the Swiss Re convertible capital instrument. See Note 5.

Loans and finance receivables of finance and financial products businesses are comprised of the following (in millions).

	2010	2009
Consumer installment loans and finance receivables	$14,042	$12,779
Commercial loans and finance receivables	1,557	1,558
Allowances for uncollectible loans	(373)	(348)

	$15,226	$13,989

Consumer installment loans receivable increased by approximately $1.5 billion as of January 1, 2010 due to the adoption of ASU 2009-17. As of December 31, 2010, the outstanding balance of such loans was approximately $1.3 billion.

Allowances for uncollectible loans primarily relate to consumer installment loans. Provisions for consumer loan losses were $343 million in 2010 and $380 million in 2009. Loan charge-offs were $349 million in 2010 and $335 million in 2009. Consumer loan amounts are net of acquisition discounts of $580 million at December 31, 2010 and $594 million at December 31, 2009. At December 31, 2010, approximately 96% of consumer installment loan balances were evaluated collectively for impairment whereas about 91% of commercial loan balances were evaluated individually for impairment.

Notes to Consolidated Financial Statements (Continued)

(7)	Receivables (Continued)

As a part of the evaluation process, credit quality indicators are reviewed and loans are designated as performing or non-performing. At December 31, 2010, approximately 98% of consumer installment and commercial loan balances were determined to be performing and approximately 93% of those balances were current as to payment status.

(8)	Inventories

Inventories are comprised of the following (in millions).

	2010	2009
Raw materials	$1,066	$908
Work in process and other	509	438
Finished manufactured goods	2,180	1,975
Goods acquired for resale	3,346	2,826

	$7,101	$6,147

(9)	Goodwill and other intangible assets

A reconciliation of the change in the carrying value of goodwill is as follows (in millions).

	2010	2009
Balance at beginning of year	$33,972	$33,781
Acquisition of BNSF	14,803	—
Other	231	191

Balance at end of year	$49,006	$33,972

Intangible assets other than goodwill are included in other assets and are summarized as follows (in millions).

	2010		2009
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Insurance and other	$6,944	$1,816	$6,334	$1,632
Railroad, utilities and energy	2,082	306	76	24

	$9,026	$2,122	$6,410	$1,656

Trademarks and tradenames	$2,027	$166	$2,013	$114
Patents and technology	2,922	1,013	1,656	808
Customer relationships	2,676	612	2,080	426
Other	1,401	331	661	308

	$9,026	$2,122	$6,410	$1,656

Intangible assets with definite lives are amortized based on the estimated pattern in which the economic benefits are expected to be consumed or on a straight-line basis over their estimated economic lives. Amortization expense was $692 million in 2010, $414 million in 2009 and $362 million in 2008. Estimated amortization expense over the next five years is as follows (in millions): 2011 – $720; 2012 – $700; 2013 – $681; 2014 – $632; and 2015 – $345. Intangible assets with indefinite lives as of December 31, 2010 and 2009 were $1,635 million and $1,127 million, respectively. Intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.

Notes to Consolidated Financial Statements (Continued)

(10)	Property, plant and equipment

Property, plant and equipment of our insurance and other businesses is comprised of the following (in millions).

	Ranges of estimated useful life	2010	2009
Land	—	$744	$740
Buildings and improvements	3 – 40 years	4,661	4,606
Machinery and equipment	3 – 25 years	11,573	10,845
Furniture, fixtures and other	3 – 20 years	1,932	1,595
Assets held for lease	12 –30 years	5,832	5,706

		24,742	23,492
Accumulated depreciation		(9,001)	(7,772)

		$15,741	$15,720

Assets held for lease consist primarily of railroad tank cars, intermodal tank containers and other equipment in the transportation and equipment services businesses of Marmon. As of December 31, 2010, the minimum future lease rentals to be received on the equipment lease fleet (including rail cars leased from others) were as follows (in millions): 2011 – $608; 2012 – $457; 2013 – $310; 2014 – $198; 2015 – $125; and thereafter – $243.

Property, plant and equipment of our railroad, utilities and energy businesses is comprised of the following (in millions).

	Ranges of estimated useful life	2010	2009
Railroad:
Land	—	$5,901	$—
Track structure and other roadway	5 – 100 years	35,463	—
Locomotives, freight cars and other equipment	1 – 37 years	4,329	—
Construction in progress	—	453	—
Utilities and energy:
Utility generation, distribution and transmission system	5 – 85 years	37,643	35,616
Interstate pipeline assets	3 – 67 years	5,906	5,809
Independent power plants and other assets	3 – 30 years	1,097	1,157
Construction in progress	—	1,456	2,152

		92,248	44,734
Accumulated depreciation		(14,863)	(13,798)

		$77,385	$30,936

Railroad property, plant and equipment include the land, other roadway, track structure and rolling stock (primarily locomotives and freight cars) of BNSF, which we acquired on February 12, 2010. See Note 2. The cost of these assets includes the fair value adjustments made as of the acquisition date. The utility generation, distribution and transmission system and interstate pipeline assets are the regulated assets of public utility and natural gas pipeline subsidiaries.

Notes to Consolidated Financial Statements (Continued)

(11)	Derivative contracts

Derivative contracts are used primarily by our finance and financial products businesses and our railroad, utilities and energy businesses. As of December 31, 2010 and 2009, substantially all of the derivative contracts of our finance and financial products businesses are not designated as hedges for financial reporting purposes. These contracts were initially entered into with the expectation that the premiums received would exceed the amounts ultimately paid to counterparties. Changes in the fair values of such contracts are reported in earnings as derivative gains/losses. A summary of derivative contracts of our finance and financial products businesses follows (in millions).

	2010				2009
	Assets (3)	Liabilities	Notional Value		Assets (3)	Liabilities	Notional Value
Equity index put options	$—	$6,712	$33,891	(1)	$—	$7,309	$37,990	(1)
Credit default obligations:
High yield indexes	—	159	4,893	(2)	—	781	5,533	(2)
States/municipalities	—	1,164	16,042	(2)	—	853	16,042	(2)
Individual corporate	84	—	3,565	(2)	81	—	3,565	(2)
Other	341	375			378	360
Counterparty netting	(82)	(39)			(193)	(34)

	$343	$8,371			$266	$9,269

(1)	Represents the aggregate undiscounted amount payable at the contract expiration dates assuming that the value of each index is zero at the contract expiration date.

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

	2010	2009	2008
Equity index put options	$172	$2,713	$(5,028)
Credit default obligations	250	789	(1,774)
Other	(161)	122	(19)

	$261	$3,624	$(6,821)

The equity index put option contracts are European style options written on four major equity indexes. Future payments, if any, under these contracts will be required if the underlying index value is below the strike price at the contract expiration dates which occur between June 2018 and January 2026. We received the premiums on these contracts in full at the contract inception dates and therefore we have no counterparty credit risk. During the fourth quarter of 2010, certain of these contracts were unwound at the instigation of our counterparty to these contracts. We had originally received premiums of $647 million for these contracts and we paid $425 million to unwind the contracts. The notional value of these contracts was approximately $4.3 billion.

At December 31, 2010, the aggregate intrinsic value (the undiscounted liability assuming the contracts are settled on their future expiration dates based on the December 31, 2010 index values and foreign currency exchange rates) was approximately $3.8 billion. However, these contracts may not be unilaterally terminated or fully settled before the expiration dates and therefore the ultimate amount of cash basis gains or losses on these contracts may not be determined for many years. The remaining weighted average life of all contracts was approximately 10 years at December 31, 2010.

Our credit default contracts pertain to various indexes of non-investment grade (or “high yield”) corporate issuers, state/municipal debt issuers and other individual corporate issuers. These contracts cover the loss in value of specified debt obligations of the issuers arising from default events, which are usually from their failure to make payments or bankruptcy. Loss amounts are subject to aggregate contract limits.

Notes to Consolidated Financial Statements (Continued)

(11)	Derivative contracts (Continued)

The high yield index contracts are comprised of specified North American corporate issuers (usually 100 in number at inception) whose obligations are rated below investment grade. High yield contracts remaining in-force at December 31, 2010 expire from 2011 through 2013. State and municipality contracts are comprised of over 500 state and municipality issuers and had a weighted average contract life at December 31, 2010 of approximately 10.1 years. Potential obligations related to approximately 50% of the notional value of the state and municipality contracts cannot be settled before the maturity dates of the underlying obligations, which range from 2019 to 2054.

Premiums on the high yield index and state/municipality contracts are received in full at the inception dates of the contracts and, as a result, we have no counterparty credit risk. Our payment obligations under certain of these contracts are on a first loss basis. Losses under other contracts are subject to aggregate deductibles that must be satisfied before we have any payment obligations.

Individual corporate credit default contracts primarily relate to issuers of investment grade obligations. In most instances, premiums are due from counterparties on a quarterly basis over the terms of the contracts. As of December 31, 2010, all of the contracts in-force expire in 2013.

With limited exceptions, our equity index put option and credit default contracts contain no collateral posting requirements with respect to changes in either the fair value or intrinsic value of the contracts and/or a downgrade of Berkshire’s credit ratings. As of December 31, 2010, our collateral posting requirement under contracts with collateral provisions was $31 million compared to $35 million at December 31, 2009. As of December 31, 2010, had Berkshire’s credit ratings (currently AA+ from Standard & Poor’s and Aa2 from Moody’s) been downgraded below either A- by Standard & Poor’s or A3 by Moody’s an additional $1.1 billion would have been required to be posted as collateral.

Our railroad and regulated utility subsidiaries are exposed to variations in the market prices in the purchases and sales of natural gas and electricity and in commodity fuel costs. Derivative instruments, including forward purchases and sales, futures, swaps and options, are used to manage these price risks. Unrealized gains and losses under the contracts of our regulated utilities that are probable of recovery through rates are recorded as a regulatory net asset or liability. Unrealized gains or losses on contracts accounted for as cash flow or fair value hedges are recorded in accumulated other comprehensive income or in net earnings, as appropriate. Derivative contract assets included in other assets of railroad, utilities and energy businesses were $231 million and $188 million as of December 31, 2010 and 2009, respectively. Derivative contract liabilities included in accounts payable, accruals and other liabilities of railroad, utilities and energy businesses were $621 million as of December 31, 2010 and $581 million as of December 31, 2009.

(12)	Supplemental cash flow information

A summary of supplemental cash flow information for each of the three years ending December 31, 2010 is presented in the following table (in millions).

	2010	2009	2008
Cash paid during the year for:
Income taxes	$3,547	$2,032	$3,530
Interest of insurance and other businesses	185	145	197
Interest of railroad, utilities and energy businesses	1,667	1,142	1,172
Interest of finance and financial products businesses	708	615	522

Non-cash investing and financing activities:
Liabilities assumed in connection with acquisition of BNSF	30,968	—	—
Common stock issued in connection with acquisition of BNSF	10,577	—	—
Liabilities assumed in connection with acquisitions of other businesses	438	278	4,763
Equity/fixed maturity securities exchanged for other securities/investments	—	—	2,329

(13)	Unpaid losses and loss adjustment expenses

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

	2010	2009	2008
Unpaid losses and loss adjustment expenses:
Gross liabilities at beginning of year	$59,416	$56,620	$56,002
Ceded losses and deferred charges at beginning of year	(6,879)	(7,133)	(7,126)

Net balance at beginning of year	52,537	49,487	48,876

Incurred losses recorded during the year:
Current accident year	20,357	19,156	17,399
Prior accident years	(2,270)	(905)	(1,140)

Total incurred losses	18,087	18,251	16,259

Payments during the year with respect to:
Current accident year	(7,666)	(7,207)	(6,905)
Prior accident years	(9,191)	(8,315)	(8,486)

Total payments	(16,857)	(15,522)	(15,391)

Unpaid losses and loss adjustment expenses:
Net balance at end of year	53,767	52,216	49,744
Ceded losses and deferred charges at end of year	6,545	6,879	7,133
Foreign currency translation adjustment	(312)	232	(616)
Acquisitions	75	89	359

Gross liabilities at end of year	$60,075	$59,416	$56,620

Incurred losses recorded during the current year but attributable to a prior accident year (“prior accident years”) reflects the amount of estimation error charged or credited to earnings in each calendar year with respect to the liabilities established as of the beginning of that year. We reduced the beginning of the year net losses and loss adjustment expenses liability by $2,626 million in 2010, $1,507 million in 2009 and $1,690 million in 2008, which excludes the effects of prior years’ discount accretion and deferred charge amortization referred to below. In each year, the reductions in loss estimates for occurrences in prior years were primarily due to lower than expected severities and frequencies on private passenger and commercial auto claims, lower than expected reported reinsurance losses in both property and casualty lines and lower than expected medical malpractice losses. Accident year loss estimates are regularly adjusted to consider emerging loss development patterns of prior years’ losses, whether favorable or unfavorable.

Incurred losses for prior accident years also include amortization of deferred charges related to retroactive reinsurance contracts incepting prior to the beginning of the year and the accretion of the net discounts recorded on certain workers’ compensation loss reserves. Amortization charges included in prior accident years’ losses were $261 million in 2010, $504 million in 2009 and $451 million in 2008. Net discounted workers’ compensation liabilities at December 31, 2010 and 2009 were $2,315 million and $2,356 million, respectively, reflecting net discounts of $2,269 million and $2,473 million, respectively. The accretion of discounted liabilities related to prior accident years’ incurred losses was approximately $95 million in 2010, $98 million in 2009 and $99 million in 2008.

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

The liabilities for environmental, asbestos and latent injury claims and claims expenses net of reinsurance recoverables were approximately $12.4 billion at December 31, 2010 and $10.6 billion at December 31, 2009. These liabilities included approximately $10.7 billion at December 31, 2010 and $9.1 billion at December 31, 2009 of liabilities assumed under

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

(14)	Notes payable and other borrowings

Notes payable and other borrowings are summarized below (in millions). The average interest rates shown in the following tables are the weighted average interest rates on outstanding debt as of December 31, 2010.

	Average Interest Rate	2010	2009
Insurance and other:
Issued by Berkshire parent company due 2011-2047	1.5%	$8,360	$340
Short-term subsidiary borrowings	0.3%	1,682	1,607
Other subsidiary borrowings due 2011-2036	5.2%	2,429	2,614

		$12,471	$4,561

In connection with the BNSF acquisition, Berkshire issued $8.0 billion aggregate par amount of senior unsecured notes consisting of $2.0 billion par amount of floating rate notes due in 2011; $1.1 billion par amount of floating rate notes due in 2012; $600 million par amount of 1.4% notes due in 2012; $1.2 billion par amount of floating rate notes due in 2013; $1.4 billion par amount of 2.125% notes due in 2013; and $1.7 billion par amount of 3.2% notes due in 2015. The floating rate notes due in 2011 were repaid on February 10, 2011.

	Average Interest Rate	2010	2009
Railroad, utilities and energy:
Issued by MidAmerican Energy Holdings Company (“MidAmerican”) and its subsidiaries:
MidAmerican senior unsecured debt due 2012-2037	6.1%	$5,371	$5,371
Subsidiary and other debt due 2011-2039	5.8%	14,275	14,208
Issued by BNSF due 2011-2097	6.1%	11,980	—

		$31,626	$19,579

Berkshire does not guarantee any debt or other borrowings of BNSF, MidAmerican or their subsidiaries. Subsidiary debt represents amounts issued by subsidiaries of MidAmerican pursuant to separate financing agreements. All or substantially all of the assets of certain MidAmerican subsidiaries are or may be pledged or encumbered to support or otherwise secure the debt. These borrowing arrangements generally contain various covenants including, but not limited to, leverage ratios, interest coverage ratios and debt service coverage ratios. As of December 31, 2010, BNSF and MidAmerican and its subsidiaries were in compliance with all applicable covenants.

As of the February 12, 2010 acquisition date, BNSF’s outstanding debt was approximately $11.1 billion. During 2010, BNSF issued $750 million of 5.75% debentures due in 2040, $250 million of 3.60% debentures due in 2020 and $500 million of 5.05% debentures due in 2041. BNSF’s borrowings are primarily unsecured.

	Average Interest Rate	2010	2009
Finance and financial products:
Issued by Berkshire Hathaway Finance Corporation (“BHFC”)	4.2%	$11,535	$12,051
Issued by other subsidiaries due 2011-2036	5.1%	2,942	1,718

		$14,477	$13,769

Notes to Consolidated Financial Statements (Continued)

(14)	Notes payable and other borrowings (Continued)

BHFC is a 100% owned finance subsidiary of Berkshire, which has fully and unconditionally guaranteed its securities. Debt issued by BHFC matures between 2011 and 2040. During 2010, BHFC issued $750 million par amount of 5.75% senior notes due in 2040, $250 million par amount of floating rate senior notes due in 2012 and $500 million par amount of 2.45% senior notes due in 2015. In 2010, $2.0 billion par amount of BHFC senior notes matured and were repaid. In January 2011, BHFC issued an additional $1.5 billion par amount of notes and repaid $1.5 billion of maturing notes. The new notes are unsecured and are comprised of $750 million par amount of 4.25% senior notes due in 2021, $375 million par amount of 1.5% senior notes due in 2014 and $375 million par amount of floating rate senior notes due in 2014.

Prior to our acquisition of Clayton Homes in 2003, certain of its subsidiaries regularly sold their originated and acquired installment loans to special purpose entities (“SPEs”). The transferred loans were then securitized and sold to third party investors. We continue to service these installment loans and retain residual interests in the securitized loans. As described in Note 1(t), ASU 2009-16 eliminated the concept of QSPEs and, in accordance with the requirements of ASU 2009-17, we reevaluated the SPEs and determined that the SPEs were variable interest entities that should be consolidated under the new guidance, primarily because we are the servicer of the loans and hold the residual interests. Consequently, as of January 1, 2010, we increased other borrowings of finance and financial products by approximately $1.5 billion with a corresponding increase in consumer installment loans receivable. The SPEs continue to be distinct, bankruptcy remote entities that hold the interests in the related installment loans. The cash flows received from the collection of the installment loans continue to be pledged to satisfy the principal and interest due on the related debt now recorded in our Consolidated Financial Statements.

Our subsidiaries have approximately $6.2 billion of available unused lines of credit and commercial paper capacity in the aggregate at December 31, 2010, to support our short-term borrowing programs and provide additional liquidity. Generally, Berkshire’s guarantee of a subsidiary’s debt obligation is an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all present and future payment obligations.

Principal payments expected during the next five years are as follows (in millions).

	2011	2012	2013	2014	2015
Insurance and other	$3,915	$1,880	$2,706	$118	$1,921
Railroad, utilities and energy	2,162	2,097	1,104	1,618	713
Finance and financial products	2,031	2,942	3,658	587	1,658

	$8,108	$6,919	$7,468	$2,323	$4,292

(15)	Income taxes

The liability for income taxes as of December 31, 2010 and 2009 as reflected in our Consolidated Balance Sheets is as follows (in millions).

	2010	2009
Payable currently	$(211)	$(396)
Deferred	35,558	18,695
Other	1,005	926

	$36,352	$19,225

Notes to Consolidated Financial Statements (Continued)

(15)	Income taxes (Continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 are shown below (in millions).

	2010	2009
Deferred tax liabilities:
Investments – unrealized appreciation and cost basis differences	$13,376	$11,880
Deferred charges reinsurance assumed	1,334	1,385
Property, plant and equipment	24,746	8,135
Other	5,108	4,236

	44,564	25,636

Deferred tax assets:
Unpaid losses and loss adjustment expenses	(1,052)	(1,010)
Unearned premiums	(508)	(500)
Accrued liabilities	(3,652)	(1,643)
Derivative contract liabilities	(862)	(875)
Other	(2,932)	(2,913)

	(9,006)	(6,941)

Net deferred tax liability	$35,558	$18,695

We have not established deferred income taxes with respect to undistributed earnings of certain foreign subsidiaries. Earnings expected to remain reinvested indefinitely were approximately $4.1 billion as of December 31, 2010. Upon distribution as dividends or otherwise, such amounts would be subject to taxation in the U.S. as well as foreign countries. However, U.S. income tax liabilities could be offset, in whole or in part, by tax credits allowable from taxes paid to foreign jurisdictions. Determination of the potential net tax due is impracticable due to the complexities of hypothetical calculations involving uncertain timing and amounts of taxable income and the effects of multiple taxing jurisdictions.

The Consolidated Statements of Earnings reflect charges for income taxes as shown below (in millions).

	2010	2009	2008
Federal	$4,546	$2,833	$915
State	337	124	249
Foreign	724	581	814

	$5,607	$3,538	$1,978

Current	$3,668	$1,619	$3,811
Deferred	1,939	1,919	(1,833)

	$5,607	$3,538	$1,978

Charges for income taxes are reconciled to hypothetical amounts computed at the U.S. federal statutory rate in the table shown below (in millions).

	2010	2009	2008
Earnings before income taxes	$19,051	$11,552	$7,574

Hypothetical amounts applicable to above computed at the federal statutory rate	$6,668	$4,043	$2,651
Tax-exempt interest income	(27)	(33)	(88)
Dividends received deduction	(477)	(479)	(415)
State income taxes, less federal income tax benefit	219	81	162
Foreign tax rate differences	(154)	(92)	(59)
BNSF holding gain	(342)	—	—
Non-taxable exchange of investment	—	—	(154)
Other differences, net	(280)	18	(119)

	$5,607	$3,538	$1,978

Notes to Consolidated Financial Statements (Continued)

(15)	Income taxes (Continued)

We file income tax returns in the U.S. federal jurisdiction and in state, local and foreign jurisdictions. We are under examination by the taxing authorities in many of these jurisdictions. With few exceptions, we have settled tax return liabilities with U.S. federal, state, local and foreign tax authorities for years before 2002. We anticipate that we will resolve all adjustments proposed by the U.S. Internal Revenue Service (“IRS”) for the 2002 through 2004 tax years at the IRS Appeals Division within the next 12 months. The IRS has completed its examination of our consolidated U.S. federal income tax returns for the 2005 and 2006 tax years and the proposed adjustments are currently being reviewed by the IRS Appeals Division process. The IRS is currently auditing our consolidated U.S. federal income tax returns for the 2007 through 2009 tax years. It is reasonably possible that certain of our income tax examinations will be settled within the next twelve months. We currently believe that there are no jurisdictions in which the outcome of unresolved issues or claims is likely to be material to the Consolidated Financial Statements.

At December 31, 2010 and 2009, net unrecognized tax benefits were $1,005 million and $926 million, respectively. Included in the balance at December 31, 2010, are $774 million of tax positions that, if recognized, would impact the effective tax rate. The remaining balance in net unrecognized tax benefits principally relates to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. As of December 31, 2010, we do not expect any material changes to the estimated amount of unrecognized tax benefits in the next twelve months.

(16)	Dividend restrictions – Insurance subsidiaries

Payments of dividends by our insurance subsidiaries are restricted by insurance statutes and regulations. Without prior regulatory approval, our principal insurance subsidiaries may declare up to approximately $9 billion as ordinary dividends before the end of 2011.

Combined shareholders’ equity of U.S. based property/casualty insurance subsidiaries determined pursuant to statutory accounting rules (Statutory Surplus as Regards Policyholders) was approximately $94 billion at December 31, 2010 and $64 billion at December 31, 2009. A significant portion of the increase in statutory surplus in 2010 was due to capital contributions by Berkshire in connection with the BNSF acquisition. BNSF is a wholly-owned subsidiary of National Indemnity Company, a U.S. based Berkshire insurance subsidiary. Statutory surplus differs from the corresponding amount determined on the basis of GAAP. The major differences between statutory basis accounting and GAAP are that deferred charges reinsurance assumed, deferred policy acquisition costs, unrealized gains and losses on investments in fixed maturity securities and related deferred income taxes are recognized for GAAP but not for statutory reporting purposes. In addition, statutory accounting for goodwill of acquired businesses requires amortization of goodwill over 10 years, whereas under GAAP, goodwill is not amortized and is subject to periodic tests for impairment.

Notes to Consolidated Financial Statements (Continued)

(17)	Fair value measurements

The estimated fair values of our financial instruments are shown in the following table (in millions). The carrying values of cash and cash equivalents, accounts receivable and accounts payable, accruals and other liabilities are deemed to be reasonable estimates of their fair values.

	Carrying Value		Fair Value
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Investments in fixed maturity securities	$34,883	$37,131	$34,883	$37,131
Investments in equity securities	61,513	59,034	61,513	59,034
Other investments	23,009	32,600	24,147	34,540
Loans and finance receivables	15,226	13,989	14,453	12,415
Derivative contract assets (1)	574	454	574	454
Notes payable and other borrowings:
Insurance and other	12,471	4,561	12,705	4,669
Railroad, utilities and energy	31,626	19,579	33,932	20,868
Finance and financial products	14,477	13,769	15,191	14,355
Derivative contract liabilities:
Railroad, utilities and energy (2)	621	581	621	581
Finance and financial products	8,371	9,269	8,371	9,269

(1)	Included in Other assets

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

Notes to Consolidated Financial Statements (Continued)

(17)	Fair value measurements (Continued)

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

	Total Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2010
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$2,197	$535	$1,658	$4
States, municipalities and political subdivisions	3,581	—	3,581	—
Foreign governments	11,912	5,633	6,167	112
Corporate bonds	14,054	23	13,346	685
Mortgage-backed securities	3,139	—	3,139	—
Investments in equity securities	61,513	61,390	88	35
Other investments	17,589	—	—	17,589

Net derivative contract (assets)/liabilities:
Railroad, utilities and energy	390	7	52	331
Finance and financial products:
Equity index put options	6,712	—	—	6,712
Credit default obligations	1,239	—	—	1,239
Other	77	—	137	(60)

December 31, 2009
Investments in fixed maturity securities	$37,131	$5,407	$30,806	$918
Investments in equity securities	59,034	58,640	90	304
Other investments	20,614	—	—	20,614

Net derivative contract (assets)/liabilities:
Railroad, utilities and energy	393	(1)	35	359
Finance and financial products	9,003	—	166	8,837

Reconciliations of assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for 2010 and 2009 follow (in millions).

	Investments in fixed maturity securities	Investments in equity securities	Other investments	Net derivative contract liabilities
Balance at December 31, 2008	$639	$328	$10,275	$(14,519)
Gains (losses) included in:
Earnings	1	4	—	3,635
Other comprehensive income	49	25	4,702	—
Regulatory assets and liabilities	—	—	—	47
Purchases, sales, issuances and settlements	244	(8)	5,637	1,664
Transfers into (out of) Level 3	(15)	(45)	—	(23)

Balance at December 31, 2009	918	304	20,614	(9,196)
Gains (losses) included in:
Earnings	—	—	1,305	471
Other comprehensive income	16	(8)	(358)	—
Regulatory assets and liabilities	—	—	—	(33)
Purchases, sales, issuances and settlements	9	(1)	(3,972)	533
Transfers into (out of) Level 3	(142)	(260)	—	3

Balance at December 31, 2010	$801	$35	$17,589	$(8,222)

Notes to Consolidated Financial Statements (Continued)

(17)	Fair value measurement (Continued)

Gains and losses included in net earnings are included as components of investment gains/losses, derivative gains/losses and other revenues, as appropriate and are related to changes in valuations of derivative contracts and disposal or settlement transactions. The gain included in earnings in 2010 related to other investments was attributable to the redemption of the Swiss Re 12% convertible perpetual capital instrument. Other investments with Level 3 measurements at December 31, 2010 and 2009 include our investments in GS, GE, Dow and Wrigley preferred stock and the GS and GE warrants and at December 31, 2009 also included our investment in the Swiss Re instrument.

(18)	Common stock

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

Changes in issued and outstanding Berkshire common stock during the three years ended December 31, 2010 are shown in the table below.

	Class A, $5 Par Value	Class B, $0.0033 Par Value
	(1,650,000 shares authorized) Shares Issued and Outstanding	(3,225,000,000 shares authorized) Shares Issued and Outstanding
Balance December 31, 2007	1,081,024	700,004,000
Conversions of Class A common stock to Class B common stock and other	(22,023)	35,345,800

Balance December 31, 2008	1,059,001	735,349,800
Conversions of Class A common stock to Class B common stock and other	(3,720)	9,351,500

Balance December 31, 2009	1,055,281	744,701,300
Shares issued in the acquisition of BNSF (See Note 2)	80,931	20,976,621
Conversions of Class A common stock to Class B common stock and other	(188,752)	285,312,547

Balance December 31, 2010	947,460	1,050,990,468

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

On an equivalent Class A common stock basis, there were 1,648,120 shares outstanding as of December 31, 2010 and 1,551,749 shares outstanding as of December 31, 2009. The Class B stock split had no effect on the number of equivalent Class A common shares outstanding. In addition to our common stock, 1,000,000 shares of preferred stock are authorized, but none are issued and outstanding.

(19)	Pension plans

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

Notes to Consolidated Financial Statements (Continued)

(19)	Pension plans (Continued)

The components of net periodic pension expense for each of the three years ending December 31, 2010 are as follows (in millions).

	2010	2009	2008
Service cost	$165	$162	$176
Interest cost	543	455	452
Expected return on plan assets	(528)	(417)	(463)
Other	69	35	20

Net pension expense	$249	$235	$185

The accumulated benefit obligation is the actuarial present value of benefits earned based on service and compensation prior to the valuation date. As of December 31, 2010 and 2009, the accumulated benefit obligation was $9,954 million and $7,379 million, respectively. The projected benefit obligation is the actuarial present value of benefits earned based upon service and compensation prior to the valuation date and, if applicable, includes assumptions regarding future compensation levels. Information regarding projected benefit obligations is shown in the table that follows (in millions).

	2010	2009
Projected benefit obligation, beginning of year	$8,136	$7,587
Service cost	165	162
Interest cost	543	455
Benefits paid	(528)	(408)
BNSF acquisition	1,986	—
Actuarial (gain) or loss and other	296	340

Projected benefit obligation, end of year	$10,598	$8,136

Benefit obligations under qualified U.S. defined benefit plans are funded through assets held in trusts and are not included as assets in our Consolidated Financial Statements. Pension obligations under certain non-U.S. plans and non-qualified U.S. plans are unfunded. As of December 31, 2010, projected benefit obligations of non-qualified U.S. plans and non-U.S. plans which are not funded through assets held in trusts were $797 million. A reconciliation of the changes in plan assets and a summary of plan assets held as of December 31, 2010 and 2009 is presented in the table that follows (in millions).

	2010	2009
Plan assets at beginning of year	$5,926	$5,322
Employer contributions	776	224
Benefits paid	(528)	(408)
Actual return on plan assets	795	749
BNSF acquisition	1,342	—
Other and expenses	(65)	39

Plan assets at end of year	$8,246	$5,926

Notes to Consolidated Financial Statements (Continued)

(19)	Pension plans (Continued)

Fair value measurements for pension assets as of December 31, 2010 and 2009 follow (in millions).

	Total Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2010
Cash and equivalents	$474	$423	$51	$—
Government obligations	895	609	285	1
Investment funds	2,020	597	1,423	—
Corporate debt obligations	1,015	147	868	—
Equity securities	3,069	3,069	—	—
Other	773	54	349	370

	$8,246	$4,899	$2,976	$371

December 31, 2009
Cash and equivalents	$408	$401	$7	$—
Government obligations	674	554	120	—
Investment funds	1,470	174	1,296	—
Corporate debt obligations	744	157	587	—
Equity securities	2,152	2,131	21	—
Other	478	27	223	228

	$5,926	$3,444	$2,254	$228

Refer to Note 17 for a discussion of the three levels in the hierarchy of fair values. Pension assets measured at fair value with significant unobservable inputs (Level 3) for the year ended December 31, 2010 and 2009 consisted primarily of real estate and limited partnership interests.

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

The defined benefit plans expect to pay benefits to participants over the next ten years, reflecting expected future service as appropriate, as follows (in millions): 2011 – $588; 2012 – $606; 2013 – $625; 2014 – $645; 2015 – $650; and 2016 to 2020 – $3,431. Sponsoring subsidiaries expect to contribute $340 million to defined benefit pension plans in 2011.

As of December 31, 2010 and 2009, the net funded status of the plans is summarized in the table that follows (in millions).

	2010	2009
Amounts recognized in the Consolidated Balance Sheets:
Other liabilities	$2,425	$2,288
Other assets	(73)	(78)

	$2,352	$2,210

A reconciliation of amounts included in accumulated other comprehensive income related to defined benefit plans for the years ending December 31, 2010 and 2009 follows (in millions).

	2010	2009
Accumulated other comprehensive income (loss), beginning of year	$(1,368)	$(1,320)
Amount included in net periodic pension expense	53	39
Gains (losses) current period and other	(80)	(87)

Accumulated other comprehensive income (loss), end of year	$(1,395)*	$(1,368)

*	Includes $96 million that is expected to be included in net periodic pension expense in 2011.

Notes to Consolidated Financial Statements (Continued)

(19)	Pension plans (Continued)

Weighted average interest rate assumptions used in determining projected benefit obligations and net periodic pension expense were as follows.

	2010	2009
Discount rate	5.4%	5.9%
Expected long-term rate of return on plan assets	7.1	6.9
Rate of compensation increase	3.7	4.0

Several of our subsidiaries also sponsor defined contribution retirement plans, such as 401(k) or profit sharing plans. Employee contributions to the plans are subject to regulatory limitations and the specific plan provisions. Several of the plans require that the subsidiary match these contributions up to levels specified in the plans and provide for additional discretionary contributions as determined by management. Expenses related to employer contributions for these plans were $567 million, $540 million and $519 million for the years ended December 31, 2010, 2009 and 2008, respectively. Certain subsidiaries contribute to multiemployer retirement plans. Contributions by these subsidiaries to such plans were $78 million in 2010, $22 million in 2009 and $23 million in 2008. The increase in 2010 was due to contributions by BNSF.

(20)	Contingencies and Commitments

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

a)	Civil Litigation

Litigation Related to ROA

General Reinsurance Corporation (“General Reinsurance”), a wholly-owned subsidiary of Berkshire, and several current and former employees, along with numerous other defendants, have been sued in fourteen federal lawsuits involving Reciprocal of America (“ROA”) and related entities. ROA was a Virginia-based reciprocal insurer and reinsurer of physician, hospital and lawyer professional liability risks. Ten are putative class actions initiated by doctors, hospitals and lawyers that purchased insurance through ROA or certain of its Tennessee-based risk retention groups. These complaints seek compensatory, treble, and punitive damages in an amount plaintiffs contend is just and reasonable. The most recently filed action was filed in April 2010 by the same attorneys representing the same hospitals as in three of the other putative class actions pending in the U.S. District Court for the Western District of Tennessee. The allegations are virtually identical to the previously filed hospital policyholder actions.

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

General Reinsurance has settled with both the Virginia and Tennessee Receivers, whose respective claims against General Reinsurance and its current and former employees have been dismissed with prejudice. The Missouri-based hospital group has also agreed to dismiss its claims against General Reinsurance.

Actions related to AIG

General Reinsurance is a defendant in In re American International Group Securities Litigation, Case No. 04-CV-8141-(LTS), United States District Court, Southern District of New York, a putative class action (the “AIG Securities Litigation”)

Notes to Consolidated Financial Statements (Continued)

(20)	Contingencies and Commitments (Continued)

asserted on behalf of investors who purchased publicly-traded securities of AIG between October 1999 and March 2005. The complaint, originally filed in April 2005, asserts various claims against AIG and certain of its officers, directors, investment banks and other parties, including former employees of General Reinsurance (whom the Complaint defines, together with General Reinsurance, as the “General Re Defendants”). The Complaint alleges that the General Re Defendants violated Section 10(b) of the Securities Exchange Act and Rule 10b-5 in connection with General Reinsurance’s transaction with AIG initially effected in 2000 (“the AIG Transaction”). The Complaint seeks damages and other relief in unspecified amounts. General Reinsurance has answered the Complaint, denying liability and asserting various affirmative defenses. Lead plaintiffs filed a motion for class certification on February 20, 2008. Various defendants, including General Reinsurance, have filed oppositions to class certification. The lead plaintiffs and General Reinsurance previously reached agreement concerning the terms of a settlement that would resolve all claims against the General Re Defendants in exchange for a payment by General Reinsurance of $72 million, out of which the court may award plaintiffs’ counsel no more than $11.5 million in fees and reimbursement of costs, with the remaining amount of at least $60.5 million to be distributed to purchasers of AIG securities. There was no court decision specifically approving or disapproving this settlement but rather, on February 22, 2010, the court granted class certification with respect to claims against AIG, and denied class certification with respect to claims against General Reinsurance. On September 23, 2010, the court entered a final judgment dismissing the General Re Defendants from the case. On October 21, 2010, the lead plaintiffs, on behalf of themselves and the putative class, filed a notice of appeal of that final judgment, and also appealed from the court’s February 22, 2010 order (granting in part and denying in part the lead plaintiffs’ motion to certify the class, but only to the extent the order denied class certification as against the General Re Defendants), and the court’s March 4, 2010 order denying as moot the lead plaintiffs’ motion for preliminary court approval of the class action settlement with General Re.

A member of the putative class in the litigation described in the preceding paragraph has asserted similar claims against General Reinsurance and a former officer of General Reinsurance in a separate complaint, Florida State Board of Administration v. General Re Corporation, et al., Case No. 06-CV-3967, United States District Court, Southern District of New York. The parties have settled this matter, the terms of which will require dismissal of this action with prejudice.

On July 27, 2005, General Reinsurance received a Summons and a Verified and Amended Shareholder Derivative Complaint in In re American International Group, Inc. Derivative Litigation, Case No. 04-CV-08406, United States District Court, Southern District of New York. The complaint, brought by several alleged shareholders of AIG, seeks damages, injunctive and declaratory relief against various officers and directors of AIG as well as a variety of individuals and entities with whom AIG did business, relating to a wide variety of allegedly wrongful practices by AIG. Plaintiffs have petitioned the court to dismiss the action with prejudice as to all defendants.

In August 2005, General Reinsurance received a Summons and First Amended Consolidated Shareholders’ Derivative Complaint in In re American International Group, Inc. Consolidated Derivative Litigation, Case No. 769-N, Delaware Chancery Court. On September 28, 2007, AIG and the shareholder plaintiffs filed a Second Combined Amended Complaint, in which AIG asserted claims against certain of its former officers and the shareholder plaintiffs asserted claims against a number of other defendants, including General Reinsurance. On July 13, 2009, the Delaware Chancery Court entered judgment dismissing with prejudice the claims asserted against General Reinsurance and certain other defendants in the matter. By Order dated December 29, 2010, the Delaware Supreme Court unanimously affirmed the Chancery Court dismissal of the claims against General Reinsurance and certain other defendants.

FAI/HIH Matter

In December 2003, the Liquidators of both FAI Insurance Limited (“FAI”) and HIH Insurance Limited (“HIH”) advised indirect wholly-owned subsidiaries of Berkshire (General Reinsurance Australia Limited (“GRA”) and Kölnische Rückversicherungs-Gesellschaft AG (“Cologne Re”)) that they intended to assert claims arising from insurance transactions GRA entered into with FAI in May and June 1998. In August 2004, the Liquidators filed claims in the Supreme Court of New South Wales in order to avoid the expiration of a statute of limitations for certain plaintiffs. The focus of the Liquidators’ allegations against GRA and Cologne Re are the 1998 transactions GRA entered into with FAI (which was acquired by HIH in 1999). The Liquidators contend, among other things, that GRA and Cologne Re engaged in deceptive conduct that assisted FAI in improperly accounting for such transactions as reinsurance, and that such deception led to HIH’s acquisition of FAI and caused various losses to FAI and HIH. The Liquidator of HIH served its Complaint on GRA and Cologne Re in June 2006 and

Notes to Consolidated Financial Statements (Continued)

(20)	Contingencies and Commitments (Continued)

discovery has been ongoing. The FAI Liquidator previously dismissed his complaint against GRA and Cologne Re. GRA and Cologne Re have finalized their settlement with the HIH Liquidator and as a result on March 24, 2010 court orders were entered dismissing the HIH Liquidators action in its entirety.

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

b)	Commitments

We lease certain manufacturing, warehouse, retail and office facilities as well as certain equipment. Rent expense for all operating leases was $1,204 million in 2010, $701 million in 2009 and $725 million in 2008. The increase in 2010 was due to the BNSF acquisition. Minimum rental payments for operating leases having initial or remaining non-cancelable terms in excess of one year are as follows. Amounts are in millions.

2011	2012	2013	2014	2015	After 2015	Total
$1,156	$1,043	$910	$816	$740	$4,456	$9,121

Several of our subsidiaries have made commitments in the ordinary course of business to purchase goods and services used in their businesses. The most significant of these relate to our railroad, utilities and energy businesses. As of December 31, 2010, commitments under all such subsidiary arrangements were approximately $9.8 billion in 2011, $4.4 billion in 2012, $4.3 billion in 2013, $3.1 billion in 2014, $2.5 billion in 2015 and $10.8 billion after 2015.

In the first quarter of 2011, we are acquiring an additional 16.6% of the outstanding common stock of Marmon, thus increasing our total ownership interest to 80.2%. We currently estimate the cost of this additional share purchase to be approximately $1.5 billion. The purchase of these shares is being accounted for as an acquisition of noncontrolling interest. Accordingly, the difference of approximately $600 million between the consideration expected to be paid and the prior carrying amount of the noncontrolling interest being acquired has been recorded as a reduction to Berkshire’s shareholders’ equity. Berkshire will acquire substantially all of the remaining equity interests in Marmon in 2013 or 2014. However, the consideration ultimately payable is contingent upon future operating results of Marmon and the per-share cost could be greater than or less than the price in 2011.

We currently own 80.1% of the outstanding common stock of Wesco Financial Corporation (“Wesco”) and on February 4, 2011, we entered into an agreement to acquire the 19.9% noncontrolling interests in Wesco that we did not already own for a price that is based on Wesco’s estimated shareholders’ equity per share at the time the acquisition closes. Based on Wesco’s shareholders’ equity at December 31, 2010, the cost to acquire these shares would be approximately $550 million, payable at the election of the Wesco shareholders in either cash or Berkshire Class B common stock. The acquisition is subject to customary prior approvals including the affirmative vote of holders of a majority of Wesco’s outstanding shares not owned by Berkshire.

Pursuant to the terms of shareholder agreements with noncontrolling shareholders in certain of our other less than wholly-owned subsidiaries, we may be obligated to acquire their equity ownership interests. The consideration payable for such interests is generally based on the fair value. If we acquired all such outstanding noncontrolling interests as of December 31, 2010, the cost would have been approximately $2.9 billion. However, the timing and the amount of any such future payments that might be required are contingent on future actions of the noncontrolling owners and future operating results of the related subsidiaries.

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

Notes to Consolidated Financial Statements (Continued)

(21)	Business segment data (Continued)

gains/losses or amortization of purchase accounting adjustments in assessing the performance of reporting units. Collectively, these items are included in reconciliations of segment amounts to consolidated amounts.

Business Identity	Business Activity

GEICO	Underwriting private passenger automobile insurance mainly by direct response methods

General Re	Underwriting excess-of-loss, quota-share and facultative reinsurance worldwide

Berkshire Hathaway Reinsurance Group	Underwriting excess-of-loss and quota-share reinsurance for insurers and reinsurers

Berkshire Hathaway Primary Group	Underwriting multiple lines of property and casualty insurance policies for primarily commercial accounts

Burlington Northern Santa Fe	Operates one of the largest railroad systems in North America

BH Finance, Clayton Homes, XTRA, CORT and other financial services (“Finance and financial products”)	Proprietary investing, manufactured housing and related consumer financing, transportation equipment leasing and furniture leasing

Marmon	An association of approximately 130 manufacturing and service businesses that operate within 11 diverse business sectors

McLane Company	Wholesale distribution of groceries and non-food items

MidAmerican	Regulated electric and gas utility, including power generation and distribution activities in the U.S. and internationally; domestic real estate brokerage

Other businesses not specifically identified with reportable business segments consist of a large, diverse group of manufacturing, service and retailing businesses.

Business Activity	Business Identity

Manufacturing	Acme Building Brands, Benjamin Moore, H.H. Brown Shoe Group, CTB, Fechheimer Brothers, Forest River, Fruit of the Loom, Garan, IMC, Johns Manville, Justin Brands, Larson-Juhl, MiTek, Richline, Scott Fetzer and Shaw Industries

Service	Buffalo News, Business Wire, FlightSafety, International Dairy Queen, Pampered Chef, NetJets and TTI

Retailing	Ben Bridge Jeweler, Borsheims, Helzberg Diamond Shops, Jordan’s Furniture, Nebraska Furniture Mart, See’s Candies, Star Furniture and R.C. Willey

Notes to Consolidated Financial Statements (Continued)

(21)	Business segment data (Continued)

A disaggregation of our consolidated data for each of the three most recent years is presented in the tables which follow on this and the following two pages (in millions).

	Revenues			Earnings before income taxes
	2010	2009	2008	2010	2009	2008
Operating Businesses:
Insurance group:
Underwriting:
GEICO	$14,283	$13,576	$12,479	$1,117	$649	$916
General Re	5,693	5,829	6,014	452	477	342
Berkshire Hathaway Reinsurance Group	9,076	6,706	5,082	176	250	1,222
Berkshire Hathaway Primary Group	1,697	1,773	1,950	268	84	210
Investment income	5,186	5,509	4,933	5,145	5,459	4,896

Total insurance group	35,935	33,393	30,458	7,158	6,919	7,586

Burlington Northern Santa Fe (1)	15,059	—	—	3,611	—	—
Finance and financial products	4,264	4,301	4,773	689	653	771
Marmon (2)	5,967	5,067	5,529	813	686	733
McLane Company	32,687	31,207	29,852	369	344	276
MidAmerican	11,305	11,443	13,971	1,539	1,528	2,963
Other businesses	27,956	25,391	30,718	3,092	1,028	3,014

	133,173	110,802	115,301	17,271	11,158	15,343

Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	2,346	787	(7,461)	2,346	787	(7,461)
Interest expense, not allocated to segments	—	—	—	(208)	(101)	(91)
Eliminations and other	666	904	(54)	(358)	(292)	(217)

	$136,185	$112,493	$107,786	$19,051	$11,552	$7,574

(1)	Includes results from the acquisition date of February 12, 2010.

(2)	Includes results from the acquisition date of March 18, 2008.

	Capital expenditures			Depreciation of tangible assets
	2010	2009	2008	2010	2009	2008
Operating Businesses:
Insurance group	$40	$50	$72	$66	$71	$70
Burlington Northern Santa Fe (1)	1,829	—	—	1,221	—	—
Finance and financial products	233	148	185	204	219	228
Marmon (2)	307	436	553	507	521	361
McLane Company	166	172	180	129	120	109
MidAmerican	2,593	3,413	3,936	1,262	1,246	1,128
Other businesses	812	718	1,212	890	950	914

	$5,980	$4,937	$6,138	$4,279	$3,127	$2,810

(1)	Includes amounts from acquisition date of February 12, 2010.

(2)	Includes amounts from acquisition date of March 18, 2008.

Notes to Consolidated Financial Statements (Continued)

(21)	Business segment data (Continued)

	Goodwill at year-end		Identifiable assets at year-end
	2010	2009	2010	2009
Operating Businesses:
Insurance group:
GEICO	$1,372	$1,372	$25,631	$22,996
General Re	13,532	13,532	29,196	30,894
Berkshire Hathaway Reinsurance and Primary Groups	589	589	104,383	102,787

Total insurance group	15,493	15,493	159,210	156,677

Burlington Northern Santa Fe	14,803	—	53,476	—
Finance and financial products	1,031	1,024	24,692	24,027
Marmon	709	706	10,047	9,768
McLane Company	155	155	4,018	3,505
MidAmerican	5,281	5,334	40,045	39,437
Other businesses	11,534	11,260	24,144	22,888

	$49,006	$33,972	315,632	256,302

Reconciliation of segments to consolidated amount:
Corporate and other			7,591	6,845
Goodwill			49,006	33,972

			$372,229	$297,119

Insurance premiums written by geographic region (based upon the domicile of the insured or reinsured) are summarized below. Dollars are in millions.

	Property/Casualty			Life/Health
	2010	2009	2008	2010	2009	2008
United States	$21,539	$19,280	$19,267	$3,210	$1,095	$1,119
Western Europe	3,377	5,236	4,145	945	761	749
All other	918	737	797	927	774	720

	$25,834	$25,253	$24,209	$5,082	$2,630	$2,588

In 2010, 2009 and 2008, premiums written and earned attributable to Western Europe were primarily in the United Kingdom, Germany, Switzerland and Luxembourg. In 2010 and 2009, property/casualty insurance premiums earned included approximately $2.4 billion and $4.6 billion, respectively, from Swiss Reinsurance Company Ltd. and its affiliates. Life/health insurance premiums written and earned in the United States in 2010 included approximately $2.1 billion from a single contract with Swiss Re Life & Health America Inc., an affiliate of Swiss Reinsurance Company Ltd.

Consolidated sales and service revenues in 2010, 2009 and 2008 were $67.2 billion, $62.6 billion and $65.9 billion, respectively. Approximately 88% of such amounts in 2010 were in the United States compared with approximately 90% in 2009 and 2008. The remainder of sales and service revenues were primarily in Europe and Canada. In 2010, consolidated sales and service revenues included $11.8 billion of sales to Wal-Mart Stores, Inc. which were primarily related to McLane’s wholesale distribution business.

Approximately 97% of our revenues in 2010 from railroad, utilities and energy businesses were in the United States versus 91% in 2009 and 2008. In each year most of the remainder was attributed to the United Kingdom. At December 31, 2010, approximately 92% of our consolidated net property, plant and equipment were located in the United States with the remainder primarily in the United Kingdom, Canada and Europe.

Notes to Consolidated Financial Statements (Continued)

(21)	Business segment data (Continued)

Premiums written and earned by the property/casualty and life/health insurance businesses are summarized below (in millions).

	Property/Casualty			Life/Health
	2010	2009	2008	2010	2009	2008
Premiums Written:
Direct	$17,128	$16,484	$16,953	$3	$—	$—
Assumed	9,171	9,321	7,960	5,203	2,727	2,690
Ceded	(465)	(552)	(704)	(124)	(97)	(102)

	$25,834	$25,253	$24,209	$5,082	$2,630	$2,588

Premiums Earned:
Direct	$16,932	$16,553	$16,269	$3	$—	$—
Assumed	9,266	9,284	7,332	5,208	2,723	2,682
Ceded	(536)	(579)	(656)	(124)	(97)	(102)

	$25,662	$25,258	$22,945	$5,087	$2,626	$2,580

(22)	Quarterly data

A summary of revenues and earnings by quarter for each of the last two years is presented in the following table. This information is unaudited. Dollars are in millions, except per share amounts.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2010
Revenues	$32,037	$31,709	$36,274	$36,165
Net earnings attributable to Berkshire *	3,633	1,968	2,989	4,377
Net earnings attributable to Berkshire per equivalent Class A common share	2,272	1,195	1,814	2,656
2009
Revenues	$22,784	$29,607	$29,904	$30,198
Net earnings attributable to Berkshire *	(1,534)	3,295	3,238	3,056
Net earnings attributable to Berkshire per equivalent Class A common share	(990)	2,123	2,087	1,969

*	Includes realized investment gains/losses, other-than-temporary impairment losses on investments and derivative gains/losses. Derivative gains/losses include significant amounts related to non-cash changes in the fair value of long-term contracts arising from short-term changes in equity prices, interest rates and foreign currency rates, among other factors. After-tax investment and derivative gains/losses for the periods presented above are as follows (in millions):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Investment and derivative gains/losses – 2010	$1,411	$(1,106)	$202	$1,367
Investment and derivative gains/losses – 2009	(3,239)	1,515	1,183	1,027

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Chairman (Chief Executive Officer) and the Senior Vice President-Treasurer (Chief Financial Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chairman (Chief Executive Officer) and the Senior Vice President-Treasurer (Chief Financial Officer) concluded that the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic SEC filings. The report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to Management’s Report on Internal Control Over Financial Reporting, included on page 59 of this report. The attestation report called for by Item 308(b) of Regulation S-K is incorporated herein by reference to Report of Independent Registered Public Accounting Firm, included on page 60 of this report. There has been no change in the Corporation’s internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

The table below summarizes the total number of citations, notices and orders issued and penalties assessed by MSHA for each coal mine or coal processing facility operated by PacifiCorp under the indicated provisions of the Mine Safety Act during the six-month period ended December 31, 2010. Legal actions pending before the Federal Mine Safety and Health Review Commission, which is not exclusive to citations, notices, orders and penalties assessed by MSHA, are as of December 31, 2010. Closed or idled mines have been excluded from the table below as no citations, orders or notices were issued for such mines during the six-month period ended December 31, 2010. In addition, there were no fatalities at PacifiCorp’s coal mines or coal processing facilities during the six-month period ended December 31, 2010.

	Mine Safety Act
Coal Mine or Coal Processing Facility	Section 104 (a) Significant & Substantial Citations	Section 104(b) Orders	Section 104(d) Citations & Orders	Section 110(b)(2) Citations	Section 107(a) Imminent Danger Orders	Section 104(e) Notice	Total Value of Proposed MSHA Assessments (in thousands)	Legal Actions Pending
Deer Creek	13	—	1	—	—	—	$84	17
Bridger (surface)	4	—	—	—	—	—	7	6
Bridger (underground)	16	—	—	—	1	—	90	17
Cottonwood Preparatory Plant	—	—	—	—	—	—	—	—
Wyodak Coal Crushing Facility	1	—	—	—	—	—	—	—

Part III

Except for the information set forth under the caption “Executive Officers of the Registrant” in Part I hereof, information required by this Part (Items 10, 11, 12, 13 and 14) is incorporated by reference from the Registrant’s definitive proxy statement, filed pursuant to Regulation 14A, for the Annual Meeting of Shareholders of the Registrant to be held on April 30, 2011, which meeting will involve the election of directors.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

The following Consolidated Financial Statements, as well as the Report of Independent Registered Public Accounting Firm, are included in Part II Item 8 of this report:

PAGE
Report of Independent Registered Public Accounting Firm	60
Consolidated Balance Sheets— December 31, 2010 and December 31, 2009	61
Consolidated Statements of Earnings— Year Ended December 31, 2010, December 31, 2009, and December 31, 2008	62
Consolidated Statements of Cash Flows— Year Ended December 31, 2010, December 31, 2009, and December 31, 2008	63
Consolidated Statements of Changes in Shareholder’s Equity— Year Ended December 31, 2010, December 31, 2009, and December 31, 2008	64
Consolidated Statements of Comprehensive Income— Year Ended December 31, 2010, December 31, 2009, and December 31, 2008	64
Notes to Consolidated Financial Statements	65

2. Financial Statement Schedule

Report of Independent Registered Public Accounting Firm	101
Schedule I—Parent Company
Condensed Balance Sheets as of December 31, 2010 and 2009 and Condensed Statements of Earnings and Cash Flows for the years ended December 31, 2010, December 31, 2009 and December 31, 2008	102-103

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

BERKSHIRE HATHAWAY INC.

Date: February 25, 2011	/S/ MARC D. HAMBURG
Marc D. Hamburg
Senior Vice President and
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ WARREN E. BUFFETT Warren E. Buffett	Chairman of the Board of Directors—Chief Executive Officer	February 25, 2011 Date

/s/ HOWARD G. BUFFETT Howard G. Buffett	Director	February 25, 2011 Date

/s/ STEPHEN B. BURKE Stephen B. Burke	Director	February 25, 2011 Date

/s/ SUSAN L. DECKER Susan L. Decker	Director	February 25, 2011 Date

/s/ WILLIAM H. GATES III William H. Gates III	Director	February 25, 2011 Date

/s/ DAVID S. GOTTESMAN David S. Gottesman	Director	February 25, 2011 Date

/s/ CHARLOTTE GUYMAN Charlotte Guyman	Director	February 25, 2011 Date

/s/ DONALD R. KEOUGH Donald R. Keough	Director	February 25, 2011 Date

/s/ CHARLES T. MUNGER Charles T. Munger	Vice Chairman of the Board of Directors	February 25, 2011 Date

/s/ THOMAS S. MURPHY Thomas S. Murphy	Director	February 25, 2011 Date

/s/ RONALD L. OLSON Ronald L. Olson	Director	February 25, 2011 Date

/s/ WALTER SCOTT, JR. Walter Scott, Jr.	Director	February 25, 2011 Date

/s/ MARC D. HAMBURG Marc D. Hamburg	Senior Vice President—Principal Financial Officer	February 25, 2011 Date

/s/ DANIEL J. JAKSICH Daniel J. Jaksich	Vice President—Principal Accounting Officer	February 25, 2011 Date

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Berkshire Hathaway Inc.

Omaha, Nebraska

We have audited the consolidated financial statements of Berkshire Hathaway Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and for each of the three years in the period ended December 31, 2010, and the Company’s internal control over financial reporting as of December 31, 2010, and have issued our report thereon dated February 25, 2011; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Omaha, Nebraska

February 25, 2011

BERKSHIRE HATHAWAY INC.

(Parent Company)

Condensed Financial Information

(Dollars in millions)

Schedule I

Balance Sheets

	December 31,
	2010	2009
Assets:
Cash and cash equivalents	$6,616	$5,985
Investments in fixed maturity securities	304	200
Investments in and advances to/from consolidated subsidiaries	159,036	125,436
Other assets	27	18

	$165,983	$131,639

Liabilities and Shareholders’ Equity:
Accounts payable and accrued expenses	$45	$7
Income taxes	260	190
Notes payable and other borrowings	8,360	340

	8,665	537
Shareholders’ equity	157,318	131,102

	$165,983	$131,639

Statements of Earnings

	Year ended December 31,
	2010	2009	2008
Income items:
From consolidated subsidiaries:
Dividends	$4,493	$3,068	$4,483
Undistributed earnings	8,546	5,045	341

	13,039	8,113	4,824
Other income	115	8	342

	13,154	8,121	5,166

Cost and expense items:
General and administrative	34	27	8
Interest to affiliates, net	6	7	60
Other interest	130	6	7
Income taxes	17	26	97

	187	66	172

Net earnings	$12,967	$8,055	$4,994

See Note to Condensed Financial Information

BERKSHIRE HATHAWAY INC.

(Parent Company)

Condensed Financial Information

(Dollars in millions)

Schedule I (continued)

Statements of Cash Flows

	Year ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net earnings	$12,967	$8,055	$4,994
Adjustments to reconcile net earnings to cash flows from operating activities:
Undistributed earnings of subsidiaries	(8,546)	(5,045)	(341)
Income taxes payable	34	102	(18)
Other	31	(12)	6

Net cash flows from operating activities	4,486	3,100	4,641

Cash flows from investing activities:
Purchases of fixed maturity securities	(98)	(200)	(3,257)
Sales of fixed maturity securities	—	127	2,216
Redemptions and maturities of fixed maturity securities	—	—	914
Investments in and advances to subsidiaries	(11,929)	(4)	(5,050)

Net cash flows from investing activities	(12,027)	(77)	(5,177)

Cash flows from financing activities:
Proceeds from borrowings	8,137	196	46
Repayments of borrowings	(117)	(100)	(52)
Other	152	(47)	49

Net cash flows from financing activities	8,172	49	43

Increase (decrease) in cash and cash equivalents	631	3,072	(493)
Cash and cash equivalents at beginning of year	5,985	2,913	3,406

Cash and cash equivalents at end of year	$6,616	$5,985	$2,913

Other cash flow information:
Income taxes paid	$2,325	$1,203	$2,551
Interest paid	69	6	7

Note to Condensed Financial Information

In February 2010, Berkshire issued $8.0 billion aggregate par amount of senior notes consisting of $2.0 billion par amount of floating rate notes due in 2011; $1.1 billion par amount of floating rate notes due in 2012; $600 million par amount of 1.4% notes due in 2012; $1.2 billion par amount of floating rate notes due in 2013; $1.4 billion par amount of 2.125% notes due in 2013; and $1.7 billion par amount of 3.2% notes due in 2015. The proceeds from these borrowings together with approximately $3.9 billion of available cash were contributed to a wholly-owned subsidiary in connection with the acquisition of all remaining outstanding shares of the Burlington Northern Santa Fe Corporation. Berkshire’s borrowings at December 31, 2010 and 2009 also included $360 million and $340 million, respectively, from investment agreements. Principal is payable under certain conditions at par prior to maturity. Berkshire’s aggregate borrowings as of December 31, 2010, mature as follows: 2011—$2,085 million; 2012—$1,700 million; 2013—$2,600 million; 2014 and thereafter—$1,975 million.

Berkshire Hathaway Inc. has guaranteed debt obligations of certain of its subsidiaries. As of December 31, 2010, the unpaid balance of subsidiary debt guaranteed by Berkshire totaled approximately $15 billion. Berkshire’s guarantee of subsidiary debt is an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all present and future payment obligations. Berkshire also provides guarantees in connection with long-term equity index put option and credit default contracts entered into by a subsidiary. The estimated fair value of liabilities recorded under such contracts was approximately $8.0 billion as of December 31, 2010. The amount of subsidiary payments under these contracts, if any, is contingent upon future events. The timing of subsidiary payments, if any, will not be fully known for several decades. In the first quarter of 2011, Berkshire will acquire certain non-controlling interests of Marmon Holdings, Inc. for approximately $1.5 billion, thus increasing Berkshire’s ownership interest to approximately 80.2%.

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

3(i)	Restated Certificate of Incorporation
Incorporated by reference to Exhibit 3(i) to Form 10-K filed on March 1, 2010.

3(ii)	By-Laws
Incorporated by reference to Exhibit 3.1 to Form 8-K filed on November 5, 2010.

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
Incorporated by reference to Exhibit 4.1 to Berkshire’s Registration Statement on Form S-3 filed on February 1, 2010.
Other instruments defining the rights of holders of long-term debt of Registrant and its subsidiaries are not being filed since the total amount of securities authorized by all other such instruments does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis as of December 31, 2010. The Registrant hereby agrees to furnish to the Commission upon request a copy of any such debt instrument to which it is a party.

12	Calculation of Ratio of Consolidated Earnings to Consolidated Fixed Charges

14	Code of Ethics
Berkshire’s Code of Business Conduct and Ethics is posted on its Internet website at www.berkshirehathaway.com

21	Subsidiaries of Registrant

23	Consent of Independent Registered Public Accounting Firm

31	Rule 13a—14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101	The following financial information from Berkshire Hathaway Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of December 31, 2010 and 2009, (ii) the Consolidated Statements of Earnings for each of the three years ended December 31, 2010, 2009 and 2008, (iii) the Consolidated Statements of Cash Flows for each of the three years ended December 31, 2010, 2009 and 2008, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for each of the three years ended December 31, 2010, 2009 and 2008, (v) Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2010, 2009 and 2008 and (vi) the Notes to Consolidated Financial Statements and Schedule I, tagged in summary and detail.