Form 10-Q
period 2011-03-31
BERKSHIRE HATHAWAY INC
filed 2011-05-06
CIK 1067983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

Number of shares of common stock outstanding as of April 29, 2011:

Class A —           941,481
Class B —  1,061,009,224

BERKSHIRE HATHAWAY INC.

Part I Financial Information

Item 1. Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Insurance and Other:
Cash and cash equivalents	$38,401	$34,767
Investments:
Fixed maturity securities	33,968	33,803
Equity securities	61,865	59,819
Other	18,943	19,333
Receivables	19,577	20,917
Inventories	7,564	7,101
Property, plant and equipment	15,686	15,741
Goodwill	27,948	27,891
Other	13,790	13,529
	237,742	232,901

Railroad, Utilities and Energy:
Cash and cash equivalents	2,157	2,557
Property, plant and equipment	78,087	77,385
Goodwill	20,101	20,084
Other	13,310	13,579
	113,655	113,605

Finance and Financial Products:
Cash and cash equivalents	620	903
Investments in fixed maturity securities	1,057	1,080
Other investments	3,552	3,676
Loans and finance receivables	14,926	15,226
Goodwill	1,031	1,031
Other	3,913	3,807
	25,099	25,723
	$376,496	$372,229

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Losses and loss adjustment expenses	$62,391	$60,075
Unearned premiums	9,701	7,997
Life, annuity and health insurance benefits	8,726	8,565
Accounts payable, accruals and other liabilities	16,317	15,826
Notes payable and other borrowings	10,375	12,471
	107,510	104,934

Railroad, Utilities and Energy:
Accounts payable, accruals and other liabilities	12,059	12,367
Notes payable and other borrowings	31,761	31,626
	43,820	43,993

Finance and Financial Products:
Accounts payable, accruals and other liabilities	1,206	1,168
Derivative contract liabilities	8,087	8,371
Notes payable and other borrowings	14,410	14,477
	23,703	24,016
Income taxes, principally deferred	37,198	36,352
Total liabilities	212,231	209,295

Shareholders’ equity:
Common stock	8	8
Capital in excess of par value	37,578	37,533
Accumulated other comprehensive income	21,764	20,583
Retained earnings	100,705	99,194
Berkshire Hathaway shareholders’ equity	160,055	157,318
Noncontrolling interests	4,210	5,616
Total shareholders’ equity	164,265	162,934
	$376,496	$372,229

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in millions except per share amounts)

	First Quarter
	2011	2010
	(Unaudited)
Revenues:
Insurance and Other:
Insurance premiums earned	$7,482	$7,426
Sales and service revenues	16,772	15,531
Interest, dividend and other investment income	1,277	1,295
Investment gains/losses	86	1,315
Other-than-temporary impairment losses on investments	(506)	—
	25,111	25,567

Railroad, Utilities and Energy:
Operating revenues	7,377	5,010
Other	36	40
	7,413	5,050

Finance and Financial Products:
Interest, dividend and other investment income	398	401
Investment gains/losses	13	3
Derivative gains/losses	271	411
Other	514	605
	1,196	1,420
	33,720	32,037

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	6,018	4,186
Life, annuity and health insurance benefits	1,015	1,492
Insurance underwriting expenses	1,725	1,403
Cost of sales and services	13,859	12,906
Selling, general and administrative expenses	2,035	1,839
Interest expense	67	67
	24,719	21,893

Railroad, Utilities and Energy:
Cost of sales and operating expenses	5,572	3,832
Interest expense	425	347
	5,997	4,179

Finance and Financial Products:
Interest expense	166	179
Other	604	688
	770	867
	31,486	26,939

Earnings before income taxes	2,234	5,098
Income tax expense	629	1,336
Earnings from equity method investment	—	50
Net earnings	1,605	3,812
Less: Earnings attributable to noncontrolling interests	94	179
Net earnings attributable to Berkshire Hathaway	$1,511	$3,633
Average common shares outstanding *	1,648,411	1,599,167
Net earnings per share attributable to Berkshire Hathaway shareholders *	$917	$2,272

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

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	First Quarter
	2011	2010
	(Unaudited)
Cash flows from operating activities:
Net earnings	$1,605	$3,812
Adjustments to reconcile net earnings to operating cash flows:
Investment (gains) losses and other-than-temporary impairment losses	407	(1,318)
Depreciation	1,135	915
Other	121	98
Changes in operating assets and liabilities before business acquisitions:
Losses and loss adjustment expenses	1,814	153
Deferred charges reinsurance assumed	50	117
Unearned premiums	1,669	1,274
Receivables and originated loans	(2,737)	(3,013)
Derivative contract assets and liabilities	(281)	(632)
Income taxes	182	583
Other assets and liabilities	(463)	1,324
Net cash flows from operating activities	3,502	3,313

Cash flows from investing activities:
Purchases of fixed maturity securities	(1,452)	(1,951)
Purchases of equity securities	(834)	(1,644)
Sales of fixed maturity securities	867	1,109
Redemptions and maturities of fixed maturity securities	1,665	1,031
Sales of equity securities	9	2,283
Redemptions of other investments	3,845	—
Purchases of loans and finance receivables	(1,037)	(82)
Principal collections on loans and finance receivables	1,289	174
Acquisitions of businesses, net of cash acquired	(131)	(14,911)
Purchases of property, plant and equipment	(1,482)	(1,170)
Other	122	(210)
Net cash flows from investing activities	2,861	(15,371)

Cash flows from financing activities:
Proceeds from borrowings of insurance and other businesses	37	8,036
Proceeds from borrowings of railroad, utilities and energy businesses	191	—
Proceeds from borrowings of finance businesses	1,525	1,037
Repayments of borrowings of insurance and other businesses	(2,143)	(90)
Repayments of borrowings of railroad, utilities and energy businesses	(276)	(54)
Repayments of borrowings of finance businesses	(1,590)	(1,588)
Change in short term borrowings, net	210	(62)
Acquisitions of noncontrolling interests and other	(1,513)	(85)
Net cash flows from financing activities	(3,559)	7,194
Effects of foreign currency exchange rate changes	147	(24)
Increase (decrease) in cash and cash equivalents	2,951	(4,888)
Cash and cash equivalents at beginning of year *	38,227	30,558
Cash and cash equivalents at end of first quarter *	$41,178	$25,670

* Cash and cash equivalents are comprised of the following:
Beginning of year—
Insurance and Other	$34,767	$28,223
Railroad, Utilities and Energy	2,557	429
Finance and Financial Products	903	1,906
	$38,227	$30,558

End of first quarter—
Insurance and Other	$38,401	$22,720
Railroad, Utilities and Energy	2,157	1,756
Finance and Financial Products	620	1,194
	$41,178	$25,670

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(dollars in millions)

	Berkshire Hathaway shareholders’ equity
	Common stock and capital in excess of par value	Accumulated other comprehensive income	Retained earnings	Total	Non- controlling interests
Balance at December 31, 2009	$27,082	$17,793	$86,227	$131,102	$4,683
Net earnings	—	—	3,633	3,633	179
Other comprehensive income, net	—	1,513	—	1,513	20
Issuance of common stock and other transactions	10,974	—	—	10,974	—
Changes in noncontrolling interests:
Interests acquired and other transactions	(14)	1	—	(13)	(167)
Balance at March 31, 2010	$38,042	$19,307	$89,860	$147,209	$4,715

Balance at December 31, 2010	$37,541	$20,583	$99,194	$157,318	$5,616
Net earnings	—	—	1,511	1,511	94
Other comprehensive income, net	—	1,185	—	1,185	5
Issuance of common stock and other transactions	58	—	—	58	—
Changes in noncontrolling interests:
Interests acquired and other transactions	(13)	(4)	—	(17)	(1,505)
Balance at March 31, 2011	$37,586	$21,764	$100,705	$160,055	$4,210

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(dollars in millions)

	First Quarter
	2011	2010
Comprehensive income attributable to Berkshire Hathaway:
Net earnings	$1,511	$3,633

Other comprehensive income:
Net change in unrealized appreciation of investments	652	3,130
Applicable income taxes	(217)	(1,110)
Reclassification of investment appreciation in earnings	433	(335)
Applicable income taxes	(152)	117
Foreign currency translation	439	(435)
Applicable income taxes	(13)	—
Prior service cost and actuarial gains/losses of defined benefit plans	(4)	51
Applicable income taxes	—	(13)
Other, net	47	108
Other comprehensive income, net	1,185	1,513
Comprehensive income attributable to Berkshire Hathaway	$2,696	$5,146
Comprehensive income of noncontrolling interests	$99	$199

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

Note 1.    General

The accompanying unaudited Consolidated Financial Statements include the accounts of Berkshire Hathaway Inc. (“Berkshire” or “Company”) consolidated with the accounts of all its subsidiaries and affiliates in which Berkshire holds controlling financial interests as of the financial statement date. In these notes the terms “us,” “we,” or “our” refer to Berkshire and its consolidated subsidiaries.  Reference is made to Berkshire’s most recently issued Annual Report on Form 10-K (“Annual Report”) that included information necessary or useful to understanding Berkshire’s businesses and financial statement presentations. Our significant accounting policies and practices were presented as Note 1 to the Consolidated Financial Statements included in the Annual Report. Certain immaterial amounts in 2010 have been reclassified to conform with the current year presentation. Financial information in this Report reflects any adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to a fair statement of results for the interim periods in accordance with accounting principles generally accepted in the United States (“GAAP”).

For a number of reasons, our results for interim periods are not normally indicative of results to be expected for the year. The timing and magnitude of catastrophe losses incurred by insurance subsidiaries and the estimation error inherent to the process of determining liabilities for unpaid losses of insurance subsidiaries can be relatively more significant to results of interim periods than to results for a full year. Variations in the amounts and timing of investment gains/losses can cause significant variations in periodic net earnings. Investment gains/losses are recorded when investments are sold or are other-than-temporarily impaired. In addition, changes in the fair value of derivative assets/liabilities associated with derivative contracts that do not qualify for hedge accounting treatment can cause significant variations in periodic net earnings.

Note 2.    New accounting pronouncements

In October 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” ASU 2010-26 modifies the types of costs incurred by insurance entities that are deferred in the acquiring or renewing of insurance contracts. ASU 2010-26 requires that only direct incremental costs related to successful efforts are capitalized. Capitalized costs may include certain advertising costs which are allowed to be capitalized if the primary purpose of the advertising is to elicit sales to customers proven to have responded directly to the advertising and the probable future revenues generated from the advertising are proven to be in excess of expected future costs to be incurred in realizing those revenues. ASU 2010-26 is effective for fiscal years and interim periods beginning after December 15, 2011 and may be applied on a prospective or retrospective basis. We are evaluating the effect that the adoption of ASU 2010-26 will have on our Consolidated Financial Statements.

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

Note 3.    Significant business acquisitions

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

Notes To Consolidated Financial Statements (Continued)

Note 3.    Significant business acquisitions (Continued)

Prior to February 12, 2010, we owned 76.8 million shares of BNSF (22.5% of the outstanding shares), which were acquired between August 2006 and January 2009. We accounted for those shares pursuant to the equity method and as of February 12, 2010, our investment had a carrying value of $6.6 billion. We are accounting for the acquisition of BNSF pursuant to the acquisition method under Accounting Standards Codification Section 805 Business Combinations (“ASC 805”). Upon completion of the acquisition of the remaining BNSF shares, we were required under ASC 805 to re-measure our previously owned investment in BNSF at fair value as of the acquisition date. In the first quarter of 2010, we recognized a one-time holding gain of approximately $1 billion for the difference between the fair value of the BNSF shares and our carrying value under the equity method. BNSF’s financial statements are included in our Consolidated Financial Statements beginning as of February 13, 2010.

In the first quarter of 2011, we acquired 16.5% of the outstanding common stock of Marmon Holdings, Inc. (“Marmon”) for approximately $1.5 billion in cash, thus increasing our ownership to 80.2%.  We have owned a controlling interest in Marmon since 2008. We increased our interests in the underlying assets and liabilities of Marmon; however, under current GAAP, the excess of the purchase price over the carrying value of the noncontrolling interests acquired is not allocable to assets or liabilities. Accordingly, we recorded a charge of approximately $600 million to capital in excess of par value in our consolidated shareholders’ equity on December 31, 2010 in connection with this transaction.

On March 13, 2011, Berkshire and The Lubrizol Corporation (“Lubrizol”) entered into a merger agreement, whereby Berkshire will acquire all of the outstanding shares of Lubrizol common stock for cash of $135 per share. The aggregate merger consideration is expected to be approximately $9.0 billion. The acquisition is subject to the approval of Lubrizol shareholders and is also subject to various regulatory approvals and other customary closing conditions. The acquisition is currently expected to close in the third quarter of 2011.

Lubrizol is an innovative specialty chemical company that produces and supplies technologies to customers in the global transportation, industrial and consumer markets. These technologies include lubricant additives for engine oils, other transportation-related fluids and industrial lubricants, as well as fuel additives for gasoline and diesel fuel. In addition, Lubrizol makes ingredients and additives for personal care products and pharmaceuticals; specialty materials, including plastics technology; and performance coatings in the form of specialty resins and additives. Lubrizol’s industry-leading technologies in additives, ingredients and compounds enhance the quality, performance and value of customers’ products, while reducing their environmental impact. For the year ended December 31, 2010, Lubrizol reported consolidated revenues of $5.4 billion and net earnings of $732 million.

Note 4.    Investments in fixed maturity securities

Investments in securities with fixed maturities as of March 31, 2011 and December 31, 2010 are summarized below (in millions).

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2011
U.S. Treasury, U.S. government corporations and agencies	$2,110	$38	$(2)	$2,146
States, municipalities and political subdivisions	3,220	217	—	3,437
Foreign governments	12,201	196	(70)	12,327
Corporate bonds	11,688	2,473	(41)	14,120
Mortgage-backed securities	2,702	303	(10)	2,995
	$31,921	$3,227	$(123)	$35,025
Insurance and other	$30,963	$3,128	$(123)	$33,968
Finance and financial products	958	99	—	1,057
	$31,921	$3,227	$(123)	$35,025

December 31, 2010
U.S. Treasury, U.S. government corporations and agencies	$2,151	$48	$(2)	$2,197
States, municipalities and political subdivisions	3,356	225	—	3,581
Foreign governments	11,721	242	(51)	11,912
Corporate bonds	11,773	2,304	(23)	14,054
Mortgage-backed securities	2,838	312	(11)	3,139
	$31,839	$3,131	$(87)	$34,883
Insurance and other	$30,862	$3,028	$(87)	$33,803
Finance and financial products	977	103	—	1,080
	$31,839	$3,131	$(87)	$34,883

Notes To Consolidated Financial Statements (Continued)

Note 4.    Investments in fixed maturity securities (Continued)

As of March 31, 2011, the fair value of investments that have been in a continuous unrealized loss position for more than 12 months was $389 million and the unrealized loss was approximately $22 million.  As of December 31, 2010, investments that were in a continuous unrealized loss position for more than 12 months had unrealized losses of $24 million.

The amortized cost and estimated fair value of securities with fixed maturities at March 31, 2011 are summarized below by contractual maturity dates. Actual maturities will differ from contractual maturities because issuers of certain of the securities retain early call or prepayment rights. Amounts are in millions.

	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Mortgage-backed securities	Total
Amortized cost	$7,273	$14,632	$4,497	$2,817	$2,702	$31,921
Fair value	7,396	15,985	5,240	3,409	2,995	35,025

Note 5.    Investments in equity securities

Investments in equity securities as of March 31, 2011 and December 31, 2010 are summarized below (in millions).

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2011
American Express Company	$1,287	$5,566	$—	$6,853
The Coca-Cola Company	1,299	11,969	—	13,268
The Procter & Gamble Company	4,321	138	—	4,459
Wells Fargo & Company	7,678	3,704	—	11,382
Other	21,344	6,087	(154)	27,277
	$35,929	$27,464	$(154)	$63,239

Insurance and other	$35,261	$26,758	$(154)	$61,865
Railroad, utilities and energy *	232	630	—	862
Finance and financial products *	436	76	—	512
	$35,929	$27,464	$(154)	$63,239

December 31, 2010
American Express Company	$1,287	$5,220	$—	$6,507
The Coca-Cola Company	1,299	11,855	—	13,154
The Procter & Gamble Company	4,321	336	—	4,657
Wells Fargo & Company	8,015	3,521	(413)	11,123
Other	20,622	5,709	(259)	26,072
	$35,544	$26,641	$(672)	$61,513

Insurance and other	$34,875	$25,616	$(672)	$59,819
Railroad, utilities and energy *	232	950	—	1,182
Finance and financial products *	437	75	—	512
	$35,544	$26,641	$(672)	$61,513

*	Included in Other assets.

As of March 31, 2011, there were no unrealized losses on equity investments that were in a continuous loss position for more than twelve months and for which other-than-temporary impairment losses were not recorded.  As of December 31, 2010 such unrealized losses were $531 million.

Notes To Consolidated Financial Statements (Continued)

Note 5.    Investments in equity securities (Continued)

During the first quarter of 2011, we recorded other-than-temporary impairment (“OTTI”) losses in earnings of $506 million related to certain equity securities. The charge to earnings was offset by a reduction in unrealized losses recorded in other comprehensive income resulting in no impact on our consolidated shareholders’ equity. Included in the OTTI losses was $337 million related to 103.6 million shares of our Wells Fargo & Company investment. These shares had an aggregate original cost of $3,621 million. We also hold an additional 255.4 million shares of Wells Fargo which were acquired at an aggregate cost of $4,394 million. These shares had an unrealized gain of $3,704 million as of March 31, 2011. Due to the length of time that certain of our Wells Fargo shares were in a continuous unrealized loss position and because we account for gains and losses on a specific identification basis, accounting regulations required us to record the unrealized losses in earnings. However, the unrealized gains are not reflected in earnings but are instead recorded directly in shareholders’ equity as a component of accumulated other comprehensive income.

Note 6.    Other Investments

Other investments include fixed maturity and equity securities of The Goldman Sachs Group, Inc. (“GS”), General Electric Company (“GE”), Wm. Wrigley Jr. Company (“Wrigley”) and The Dow Chemical Company (“Dow”). A summary of other investments follows (in millions).

	Cost	Unrealized Gains	Fair Value	Carrying Value
March 31, 2011
Other fixed maturity and equity securities:
Insurance and other	$15,506	$4,512	$20,018	$18,943
Finance and financial products	2,742	823	3,565	3,552
	$18,248	$5,335	$23,583	$22,495

December 31, 2010
Other fixed maturity and equity securities:
Insurance and other	$15,700	$4,758	$20,458	$19,333
Finance and financial products	2,742	947	3,689	3,676
	$18,442	$5,705	$24,147	$23,009

In 2008, we acquired 50,000 shares of 10% Cumulative Perpetual Preferred Stock of GS (“GS Preferred”) and warrants to purchase 43,478,260 shares of common stock of GS (“GS Warrants”) for a combined cost of $5 billion. Under its terms, the GS Preferred is redeemable at any time by GS at a price of $110,000 per share ($5.5 billion in aggregate). In March 2011, GS notified us that it would redeem our GS Preferred investment in its entirety and on April 18, 2011, we received the redemption proceeds of $5.5 billion. The GS Warrants remain outstanding and expire in 2013 and can be exercised for an aggregate cost of $5 billion ($115/share). In 2008, we also acquired 30,000 shares of 10% Cumulative Perpetual Preferred Stock of GE (“GE Preferred”) and warrants to purchase 134,831,460 shares of common stock of GE (“GE Warrants”) for a combined cost of $3 billion. The GE Preferred may be redeemed by GE beginning in October 2011 at a price of $110,000 per share ($3.3 billion in aggregate). The GE Warrants expire in 2013 and can be exercised for an additional aggregate cost of $3 billion ($22.25/share).

In 2008, we acquired $4.4 billion par amount of 11.45% Wrigley subordinated notes due in 2018 and $2.1 billion of 5% Wrigley preferred stock. In 2009, we also acquired $1.0 billion par amount of Wrigley senior notes due in 2013 and 2014. We currently own $800 million of the Wrigley senior notes. The Wrigley subordinated and senior notes are classified as held-to-maturity and we carry these investments at cost, adjusted for foreign currency exchange rate changes that apply to certain of the senior notes. We carry the Wrigley preferred stock at fair value classified as available-for-sale.

In 2009, we acquired 3,000,000 shares of Series A Cumulative Convertible Perpetual Preferred Stock of Dow (“Dow Preferred”) for a cost of $3 billion. Under certain conditions, we can convert each share of the Dow Preferred into 24.201 shares (equivalent to a conversion price of $41.32 per share) of Dow common stock. Beginning in April 2014, if Dow’s common stock price exceeds $53.72 per share for any 20 trading days in a consecutive 30-day window, Dow, at its option, at any time, in whole or in part, may convert the Dow Preferred into Dow common stock at the then applicable conversion rate. The Dow Preferred is entitled to dividends at a rate of 8.5% per annum.

Notes To Consolidated Financial Statements (Continued)

Note 7.    Investment gains/losses

Investment gains/losses are summarized below (in millions).

	First Quarter
	2011	2010
Fixed maturity securities —
Gross gains from sales and other disposals	$82	$298
Gross losses from sales and other disposals	—	(3)
Equity securities —
Gross gains from sales and other disposals	1	212
Gross losses from sales and other disposals	(10)	(172)
Other	26	983 *
	$99	$1,318
Net investment gains/losses are reflected in the Consolidated Statements of Earnings as follows.

Insurance and other	$86	$1,315	*
Finance and financial products	13	3
	$99	$1,318

*	Includes a one-time holding gain of $979 million related to the BNSF acquisition. See Note 3.

Note 8.    Receivables

Receivables of insurance and other businesses are comprised of the following (in millions).

	March 31,	December 31,
	2011	2010
Insurance premiums receivable	$7,726	$6,342
Reinsurance recoverable on unpaid losses	2,960	2,735
Trade and other receivables	9,279	12,223
Allowances for uncollectible accounts	(388)	(383)
	$19,577	$20,917

As of December 31, 2010, trade and other receivables included approximately CHF 3.7 billion ($3.9 billion) related to the redemption of the Swiss Re convertible capital instrument. This receivable was collected on January 10, 2011.

Loans and finance receivables of finance and financial products businesses are comprised of the following (in millions).

	March 31,	December 31,
	2011	2010
Consumer installment loans and finance receivables	$13,860	$14,042
Commercial loans and finance receivables	1,440	1,557
Allowances for uncollectible loans	(374)	(373)
	$14,926	$15,226

Allowances for uncollectible loans primarily relate to consumer installment loans. Provisions for consumer loan losses were $82 million in the first quarter of 2011 and $88 million for the first quarter of 2010. Loan charge-offs, net of recoveries, were $81 million in the first quarter of 2011 and $84 million for the first quarter of 2010. Consumer loan amounts are net of acquisition discounts of $567 million at March 31, 2011 and $580 million at December 31, 2010. At March 31, 2011, approximately 96% of consumer installment loan balances were evaluated collectively for impairment whereas about 91% of commercial loan balances were evaluated individually for impairment.

As a part of the evaluation process, credit quality indicators are reviewed and loans are designated as performing or non-performing. At March 31, 2011, approximately 98% of consumer installment and commercial loan balances were determined to be performing and approximately 94% of those balances were current as to payment status.

Notes To Consolidated Financial Statements (Continued)

Note 9.    Inventories

Inventories are comprised of the following (in millions).

	March 31,	December 31,
	2011	2010
Raw materials	$1,168	$1,066
Work in process and other	629	509
Finished manufactured goods	2,320	2,180
Goods acquired for resale	3,447	3,346
	$7,564	$7,101

Note 10.    Goodwill and other intangible assets

A reconciliation of the change in the carrying value of goodwill is as follows (in millions).

	March 31,	December 31,
	2011	2010
Balance at beginning of year	$49,006	$33,972
Acquisition of BNSF	—	14,803
Other	74	231
Balance at end of year	$49,080	$49,006

Intangible assets other than goodwill are included in other assets and are summarized as follows (in millions).

	March 31, 2011		December 31, 2010
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Insurance and other	$6,977	$1,927	$6,944	$1,816
Railroad, utilities and energy	2,082	384	2,082	306
	$9,059	$2,311	$9,026	$2,122

Trademarks and trade names	$2,030	$178	$2,027	$166
Patents and technology	2,942	1,111	2,922	1,013
Customer relationships	2,673	659	2,676	612
Other	1,414	363	1,401	331
	$9,059	$2,311	$9,026	$2,122

Amortization expense was $183 million for the first three months of 2011 and $159 million for the first three months of 2010. Intangible assets with indefinite lives as of March 31, 2011 and December 31, 2010 were $1,635 million.

Notes To Consolidated Financial Statements (Continued)

Note 11.    Property, plant and equipment

Property, plant and equipment of our insurance and other businesses is comprised of the following (in millions).

	Ranges of estimated useful life	March 31, 2011	December 31, 2010
Land	—	$750	$744
Buildings and improvements	3 – 40 years	4,709	4,661
Machinery and equipment	3 – 25 years	11,647	11,573
Furniture, fixtures and other	3 – 20 years	2,061	1,932
Assets held for lease	12 –30 years	5,776	5,832
		24,943	24,742
Accumulated depreciation		(9,257)	(9,001)
		$15,686	$15,741

Depreciation expense of insurance and other businesses for the first quarter of 2011 and 2010 was $426 million and $380 million, respectively.

Property, plant and equipment of our railroad, utilities and energy businesses is comprised of the following (in millions).

	Ranges of estimated useful life	March 31, 2011	December 31, 2010
Railroad:
Land	—	$5,900	$5,901
Track structure and other roadway	5 – 100 years	35,775	35,463
Locomotives, freight cars and other equipment	5 – 37 years	4,400	4,329
Construction in progress	—	638	453
Utilities and energy:
Utility generation, distribution and transmission system	5 – 85 years	38,031	37,643
Interstate pipeline assets	3 – 67 years	5,933	5,906
Independent power plants and other assets	3 – 30 years	1,103	1,097
Construction in progress	—	1,630	1,456
		93,410	92,248
Accumulated depreciation		(15,323)	(14,863)
		$78,087	$77,385

The utility generation, distribution and transmission system and interstate pipeline assets are the regulated assets of public utility and natural gas pipeline subsidiaries. Depreciation expense of the railroad, utilities and energy businesses for the first quarter of 2011 and 2010 was $696 million and $483 million, respectively. Depreciation expense of the railroad business (BNSF) in the first quarter of 2010 includes expenses from February 13, 2010 through March 31, 2010.

Notes To Consolidated Financial Statements (Continued)

Note 12.    Derivative contracts

Derivative contracts are used primarily by our finance and financial products businesses and our railroad, utilities and energy businesses. As of March 31, 2011 and December 31, 2010, substantially all of the derivative contracts of our finance and financial products businesses are not designated as hedges for financial reporting purposes. These contracts were initially entered into with the expectation that the premiums received would exceed the amounts ultimately paid to counterparties. Changes in the fair values of such contracts are reported in earnings as derivative gains/losses. A summary of derivative contracts of our finance and financial products businesses follows (in millions).

	March 31, 2011				December 31, 2010
	Assets (3)	Liabilities	Notional Value		Assets (3)	Liabilities	Notional Value
Equity index put options	$—	$6,489	$34,489	(1)	$—	$6,712	$33,891	(1)
Credit default obligations:
High yield indexes	—	114	4,893	(2)	—	159	4,893	(2)
States/municipalities	—	1,165	16,042	(2)	—	1,164	16,042	(2)
Individual corporate	93	—	3,565	(2)	84	—	3,565	(2)
Other	350	355			341	375
Counterparty netting	(75)	(36)			(82)	(39)
	$368	$8,087			$343	$8,371

(1)	Represents the aggregate undiscounted amount payable at the contract expiration dates assuming that the value of each index is zero at the contract expiration date.

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

	First Quarter
	2011	2010
Equity index put options	$223	$178
Credit default obligations	70	208
Other	(22)	25
	$271	$411

The equity index put option contracts are European style options written on four major equity indexes. Future payments, if any, under these contracts will be required if the underlying index value is below the strike price at the contract expiration dates which occur between June 2018 and January 2026. We received the premiums on these contracts in full at the contract inception dates and therefore we have no counterparty credit risk. We entered into no new contracts in 2010 or 2011.

At March 31, 2011, the aggregate intrinsic value (the undiscounted liability assuming the contracts are settled on their future expiration dates based on the March 31, 2011 index values and foreign currency exchange rates) was approximately $3.7 billion. However, these contracts may not be unilaterally terminated or fully settled before the expiration dates and therefore the ultimate amount of cash basis gains or losses on these contracts may not be determined for many years. The remaining weighted average life of all contracts was approximately 9.75 years at March 31, 2011.

Our credit default contracts pertain to various indexes of non-investment grade (or “high yield”) corporate issuers, state/municipal debt issuers and other individual corporate issuers. These contracts cover the loss in value of specified debt obligations of the issuers arising from default events, which are usually from their failure to make payments or bankruptcy. Loss amounts are subject to aggregate contract limits. We entered into no new contracts in 2010 or 2011.

Notes To Consolidated Financial Statements (Continued)

Note 12.    Derivative contracts (Continued)

The high yield index contracts are comprised of specified North American corporate issuers (usually 100 in number at inception) whose obligations are rated below investment grade. High yield contracts remaining in-force at March 31, 2011 expire no later than 2013. State and municipality contracts are comprised of over 500 state and municipality issuers and had a weighted average contract life at March 31, 2011 of approximately 9.9 years. Potential obligations related to approximately 50% of the notional value of the state and municipality contracts cannot be settled before the maturity dates of the underlying obligations, which range from 2019 to 2054.

Premiums on the high yield index and state/municipality contracts are received in full at the inception dates of the contracts and, as a result, we have no counterparty credit risk. Our payment obligations under certain of these contracts are on a first loss basis. Losses under other contracts are subject to aggregate deductibles that must be satisfied before we have any payment obligations.

Individual corporate credit default contracts primarily relate to issuers of investment grade obligations. In most instances, premiums are due from counterparties on a quarterly basis over the terms of the contracts. As of March 31, 2011, all of the remaining contracts in-force will expire in 2013.

With limited exceptions, our equity index put option and credit default contracts contain no collateral posting requirements with respect to changes in either the fair value or intrinsic value of the contracts and/or a downgrade of Berkshire’s credit ratings. As of March 31, 2011, our collateral posting requirement under contracts with collateral provisions was $20 million compared to $31 million at December 31, 2010. As of March 31, 2011, had Berkshire’s credit ratings (currently AA+ from Standard & Poor’s and Aa2 from Moody’s) been downgraded below either A- by Standard & Poor’s or A3 by Moody’s an additional $1.1 billion would have been required to be posted as collateral.

Our railroad and regulated utility subsidiaries are exposed to variations in the market prices in the purchases and sales of natural gas and electricity and in the purchase of fuel. Derivative instruments, including forward purchases and sales, futures, swaps and options, are used to manage these price risks. Unrealized gains and losses under the contracts of our regulated utilities that are probable of recovery through rates are recorded as a regulatory net asset or liability. Unrealized gains or losses on contracts accounted for as cash flow or fair value hedges are recorded in accumulated other comprehensive income or in net earnings, as appropriate. Derivative contract assets included in other assets of railroad, utilities and energy businesses were $252 million and $231 million as of March 31, 2011 and December 31, 2010, respectively. Derivative contract liabilities included in accounts payable, accruals and other liabilities of railroad, utilities and energy businesses were $572 million as of March 31, 2011 and $621 million as of December 31, 2010.

Notes To Consolidated Financial Statements (Continued)

Note 13.    Supplemental cash flow information

A summary of supplemental cash flow information for the first quarter of 2011 and 2010 is presented in the following table (in millions).

	First Quarter
	2011	2010
Cash paid during the period for:
Income taxes	$231	$310
Interest of insurance and other businesses	79	38
Interest of railroad, utilities and energy businesses	482	374
Interest of finance and financial products businesses	174	194

Non-cash investing and financing activities:
Liabilities assumed in connection with acquisition of BNSF	—	30,968
Common stock issued in connection with acquisition of BNSF	—	10,577

Note 14.    Notes payable and other borrowings

Notes payable and other borrowings are summarized below (in millions). The average interest rates shown in the following tables are the weighted average interest rates on outstanding debt as of March 31, 2011. Maturity date ranges are based on borrowings as of March 31, 2011.

	Average Interest Rate	March 31, 2011	December 31, 2010
Insurance and other:
Issued by Berkshire parent company due 2012-2047	1.9%	$6,287	$8,360
Short-term subsidiary borrowings	0.4%	1,680	1,682
Other subsidiary borrowings due 2011-2036	5.2%	2,408	2,429
		$10,375	$12,471

In connection with the BNSF acquisition, the Berkshire parent company issued $8.0 billion aggregate par amount of senior unsecured notes, including $2.0 billion par amount of floating rate notes that matured in February 2011.

	Average Interest Rate	March 31, 2011	December 31, 2010
Railroad, utilities and energy:
Issued by MidAmerican Energy Holdings Company (“MidAmerican”) and its subsidiaries:
MidAmerican senior unsecured debt due 2012-2037	6.1%	$5,371	$5,371
Subsidiary and other debt due 2011-2039	5.7%	14,511	14,275
Issued by BNSF due 2011-2097	6.1%	11,879	11,980
		$31,761	$31,626

MidAmerican subsidiary debt represents amounts issued pursuant to separate financing agreements. All or substantially all of the assets of certain MidAmerican subsidiaries are or may be pledged or encumbered to support or otherwise secure the debt. These borrowing arrangements generally contain various covenants including, but not limited to, leverage ratios, interest coverage ratios and debt service coverage ratios. BNSF’s borrowings are primarily unsecured. As of March 31, 2011, BNSF and MidAmerican and its subsidiaries were in compliance with all applicable covenants. Berkshire does not guarantee any debt or other borrowings of BNSF, MidAmerican or their subsidiaries.

	Average Interest Rate	March 31, 2011	December 31, 2010
Finance and financial products:
Issued by Berkshire Hathaway Finance Corporation (“BHFC”) due 2012-2040	4.3%	$11,528	$11,535
Issued by other subsidiaries due 2011-2036	5.0%	2,882	2,942
		$14,410	$14,477

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

Our subsidiaries have approximately $5.3 billion of available unused lines of credit and commercial paper capacity in the aggregate at March 31, 2011, to support our short-term borrowing programs and provide additional liquidity. Generally, Berkshire’s guarantee of a subsidiary’s debt obligation is an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all present and future payment obligations.

Note 15.    Fair value measurements

The estimated fair values of our financial instruments are shown in the following table (in millions). The carrying values of cash and cash equivalents, accounts receivable and accounts payable, accruals and other liabilities are deemed to be reasonable estimates of their fair values.

	Carrying Value		Fair Value
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Investments in fixed maturity securities	$35,025	$34,883	$35,025	$34,883
Investments in equity securities	63,239	61,513	63,239	61,513
Other investments	22,495	23,009	23,583	24,147
Loans and finance receivables	14,926	15,226	14,165	14,453
Derivative contract assets (1)	620	574	620	574
Notes payable and other borrowings:
Insurance and other	10,375	12,471	10,573	12,705
Railroad, utilities and energy	31,761	31,626	33,609	33,932
Finance and financial products	14,410	14,477	15,107	15,191
Derivative contract liabilities:
Railroad, utilities and energy (2)	572	621	572	621
Finance and financial products	8,087	8,371	8,087	8,371

(1)	Included in Other assets

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

Financial assets and liabilities measured and carried at fair value on a recurring basis in our financial statements are summarized, according to the hierarchy previously described, as follows (in millions).

	Total Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2011
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$2,146	$563	$1,580	$3
States, municipalities and political subdivisions	3,437	—	3,436	1
Foreign governments	12,327	5,073	7,140	114
Corporate bonds	14,120	—	13,471	649
Mortgage-backed securities	2,995	—	2,995	—
Investments in equity securities	63,239	63,108	87	44
Other investments	17,270	—	5,500	11,770

Net derivative contract (assets)/liabilities:
Railroad, utilities and energy	320	—	(21)	341
Finance and financial products:
Equity index put options	6,489	—	—	6,489
Credit default obligations	1,186	—	—	1,186
Other	44	—	116	(72)

December 31, 2010
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$2,197	$535	$1,658	$4
States, municipalities and political subdivisions	3,581	—	3,581	—
Foreign governments	11,912	5,633	6,167	112
Corporate bonds	14,054	23	13,346	685
Mortgage-backed securities	3,139	—	3,139	—
Investments in equity securities	61,513	61,390	88	35
Other investments	17,589	—	—	17,589

Net derivative contract (assets)/liabilities:
Railroad, utilities and energy	390	7	52	331
Finance and financial products:
Equity index put options	6,712	—	—	6,712
Credit default obligations	1,239	—	—	1,239
Other	77	—	137	(60)

Notes To Consolidated Financial Statements (Continued)

Note 15.    Fair value measurements (Continued)

Reconciliations of assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the first three months ended March 31, 2011 and 2010 follow (in millions).

	Investments in fixed maturity securities	Investments in equity securities	Other investments	Net derivative contract liabilities
Balance at December 31, 2009	$918	$304	$18,562	$(9,196)
Gains (losses) included in:
Earnings	—	—	—	421
Other comprehensive income	1	(2)	130	—
Regulatory assets and liabilities	—	—	—	(28)
Purchases, sales, issuances and settlements	14	—	—	89
Transfers into (out of) Level 3	(125)	(260)	—	—
Balance at March 31, 2010	$808	$42	$18,692	$(8,714)

Balance at December 31, 2010	$801	$35	$17,589	$(8,222)
Gains (losses) included in:
Earnings	—	—	—	307
Other comprehensive income	(3)	9	(319)	—
Regulatory assets and liabilities	—	—	—	(13)
Acquisitions	—	—	—	(17)
Dispositions	(31)	—	—	1
Transfers into (out of) Level 3	—	—	(5,500)	—
Balance at March 31, 2011	$767	$44	$11,770	$(7,944)

Gains and losses included in net earnings are included as components of investment gains/losses, derivative gains/losses and other revenues, as appropriate and are related to changes in valuations of derivative contracts and disposal or settlement transactions. Other investments with Level 3 measurements at December 31, 2010 included our investments in GS, GE, Dow and Wrigley preferred stock and the GS and GE warrants. As of March 31, 2011, we transferred our investment in GS Preferred Stock to Level 2 measurements given the pending redemption of that investment which occurred on April 18, 2011.

Note 16.    Common stock

Changes in issued and outstanding Berkshire common stock during the first three months of 2011 are shown in the table below.

	Class A, $5 Par Value	Class B, $0.0033 Par Value
	(1,650,000 shares authorized) Shares Issued and Outstanding	(3,225,000,000 shares authorized) Shares Issued and Outstanding
Balance December 31, 2010	947,460	1,050,990,468
Conversions of Class A common stock to Class B common stock and other	(5,684)	9,360,603
Balance March 31, 2011	941,776	1,060,351,071

Class B common stock possesses dividend and distribution rights equal to one-fifteen-hundredth (1/1,500) of such rights of Class A common stock. Each Class A common share is entitled to one vote per share. Each Class B common share possesses voting rights equivalent to one-ten-thousandth (1/10,000) of the voting rights of a Class A share. Unless otherwise required under Delaware General Corporation Law, Class A and Class B common shares vote as a single class. Each share of Class A common stock is convertible, at the option of the holder, into 1,500 shares of Class B common stock. Class B common stock is not convertible into Class A common stock.

On an equivalent Class A common stock basis, there were 1,648,677 shares outstanding as of March 31, 2011 and 1,648,120 shares outstanding as of December 31, 2010. In addition to our common stock, 1,000,000 shares of preferred stock are authorized, but none of which are issued and outstanding.

Notes To Consolidated Financial Statements (Continued)

Note 17.    Business segment data

Revenues by segment for the first quarter of 2011 and 2010 were as follows (in millions).

	First Quarter
	2011	2010
Operating Businesses:
Insurance group:
Premiums earned:
GEICO	$3,675	$3,454
General Re	1,437	1,440
Berkshire Hathaway Reinsurance Group	1,944	2,107
Berkshire Hathaway Primary Group	426	425
Investment income	1,266	1,302
Total insurance group	8,748	8,728
Burlington Northern Santa Fe	4,533	2,073	*
Finance and financial products	913	977
Marmon	1,674	1,397
McLane Company	7,767	7,430
MidAmerican	2,880	2,977
Other businesses	7,208	6,526
	33,723	30,108
Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	(136)	1,729
Eliminations and other	133	200
	$33,720	$32,037

Earnings before income taxes for the first quarter of 2011 and 2010 by segment follows (in millions).

	First Quarter
	2011	2010
Operating Businesses:
Insurance group:
Underwriting gain (loss):
GEICO	$337	$299
General Re	(326)	(39)
Berkshire Hathaway Reinsurance Group	(1,343)	52
Berkshire Hathaway Primary Group	56	33
Net investment income	1,261	1,283
Total insurance group	(15)	1,628
Burlington Northern Santa Fe	965	476 *
Finance and financial products	156	111
Marmon	222	190
McLane Company	82	80
MidAmerican	451	395
Other businesses	675	583
	2,536	3,463
Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	(136)	1,729
Interest expense, excluding interest allocated to operating businesses	(51)	(49)
Eliminations and other	(115)	(45)
	$2,234	$5,098

*	Includes revenue and earnings from February 13, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings attributable to Berkshire are disaggregated in the table that follows. Amounts are after deducting income taxes and exclude earnings attributable to noncontrolling interests. Amounts are in millions.

	First Quarter
	2011	2010
Insurance – underwriting	$(821)	$226
Insurance – investment income	952	988
Railroad	607	282	*
Utilities and energy	301	223
Manufacturing, service and retailing	558	477
Finance and financial products	96	69
Other	(100)	(43)
Investment and derivative gains/losses	(82)	1,411
Net earnings attributable to Berkshire	$1,511	$3,633

*	BNSF’s earnings are for the period from February 13 through March 31.

Our operating businesses are managed on an unusually decentralized basis. There are essentially no centralized or integrated business functions (such as sales, marketing, purchasing, legal or human resources) and there is minimal involvement by our corporate headquarters in the day-to-day business activities of the operating businesses. Our senior corporate management team participates in and is ultimately responsible for significant capital allocation decisions, investment activities and the selection of the Chief Executive to head each of the operating businesses. It also is responsible for establishing and monitoring Berkshire’s corporate governance efforts, including, but not limited to, communicating the appropriate “tone at the top” messages to its employees and associates, monitoring governance efforts, including those at the operating businesses, and participating in the resolution of governance-related issues as needed. The business segment data (Note 17 to the Consolidated Financial Statements) should be read in conjunction with this discussion.

On February 12, 2010, we completed the acquisition of the 77.5% of BNSF common stock that we did not already own. Beginning as of February 13, 2010, BNSF’s results and net earnings are included fully in our consolidated results and net earnings. Prior to February 13, 2010, our share of net earnings related to our previously held investments in BNSF was determined under the equity method and is included as a component of insurance investment income in the preceding table.

During the first quarter of 2011, insurance underwriting results of our reinsurance operations included after-tax losses of approximately $1.1 billion from several significant catastrophe events in 2011. After-tax losses from catastrophes occurring in the first quarter of 2010 were approximately $340 million.

Investment and derivative losses in the first quarter of 2011 included after-tax other-than-temporary impairment (“OTTI”) losses related to certain equity securities of approximately $322 million. OTTI losses have no impact on our consolidated shareholders’ equity. In 2010, investment gains/losses included a one-time holding gain of approximately $1 billion related to our acquisition of BNSF.  See Note 3 to the Consolidated Financial Statements. We believe that realized investment gains/losses and OTTI losses are often meaningless in terms of understanding our reported results or evaluating our economic performance. These gains and losses and changes in the equity and credit markets from period to period have caused and may continue to cause significant volatility in our periodic earnings.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Underwriting (Continued)

Our management views insurance businesses as possessing two distinct operations – underwriting and investing. Underwriting decisions are the responsibility of the unit managers; investing, with very limited exceptions, is the responsibility of Berkshire’s Chairman and CEO, Warren E. Buffett. Accordingly, we evaluate performance of underwriting operations without any allocation of investment income.

Our periodic underwriting results are affected significantly by changes in estimates for unpaid losses and loss adjustment expenses, including amounts established for occurrences in prior years. The timing and amount of catastrophe losses produce significant volatility in our periodic underwriting results, particularly with respect to BHRG and General Re. In the first quarter of 2011, we recorded aggregate provisions for estimated catastrophe losses of approximately $1.7 billion arising from several current year events, including the earthquakes in Japan and New Zealand, as well as a cyclone and floods in Australia. Substantially all of our losses from these events were unpaid as of March 31. Our unpaid losses are based on our estimates of the ultimate insurance and reinsurance claims that will be settled and paid over time. Actual claim settlements and revised loss estimates will develop over time, which will likely differ from the estimates recorded as of March 31. Accordingly, the loss reserve estimates recorded as of March 31 may develop upward or downward in future periods with a corresponding decrease or increase, respectively, to pre-tax earnings.  Our underwriting results also include significant unrealized foreign currency transaction gains and losses arising from the valuation of certain non-U.S. Dollar denominated reinsurance liabilities into U.S. Dollars as a result of foreign currency exchange rate fluctuations. Given the magnitude of the first quarter catastrophe losses, as well as the potential for additional losses from hurricanes in the U.S. between June and December, we believe it is unlikely that our combined insurance operations will achieve an underwriting profit for the year ending December 31, 2011.

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

A summary follows of underwriting results from our insurance businesses. Amounts are in millions.

	First Quarter
	2011	2010
Underwriting gain (loss) attributable to:
GEICO	$337	$299
General Re	(326)	(39)
Berkshire Hathaway Reinsurance Group	(1,343)	52
Berkshire Hathaway Primary Group	56	33
Pre-tax underwriting gain (loss)	(1,276)	345
Income taxes and noncontrolling interests	(455)	119
Net underwriting gain (loss)	$(821)	$226

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

	First Quarter
	2011		2010
	Amount	%	Amount	%
Premiums earned	$3,675	100.0	$3,454	100.0
Losses and loss adjustment expenses	2,653	72.2	2,532	73.3
Underwriting expenses	685	18.6	623	18.0
Total losses and expenses	3,338	90.8	3,155	91.3
Pre-tax underwriting gain	$337		$299

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance —Underwriting (Continued)

GEICO (Continued)

Premiums earned in the first quarter of 2011 were $3,675 million, an increase of $221 million (6.4%) over the first quarter of 2010. The growth in premiums earned for voluntary auto was 6.5%, as policies-in-force increased 6.8% during the past year. The increase in policies-in-force reflects an increase of 17.5% in voluntary auto new business sales over the first quarter of 2010 and higher retention rates of existing customers. Voluntary auto policies-in-force at March 31, 2011 were approximately 319,000 greater than at December 31, 2010 and were approximately 882,000 greater than at December 31, 2009.

Losses and loss adjustment expenses incurred in the first quarter of 2011 were $2,653 million, an increase of $121 million (4.8%) versus the first quarter of 2010. The loss ratio was 72.2% in the first quarter of 2011 compared to 73.3% in 2010. Claims frequencies in 2011 for property damage and collision coverages in 2011 have increased in the one to three percent range and frequencies for injury coverages have increased in the two to four percent range compared with 2010.  Physical damage severities in 2011 have increased in the one to three percent range and bodily injury severities have increased in the four to seven percent range from 2010.  Personal injury protection severities increased in the seven to ten percent range.

Underwriting expenses in the first quarter of 2011 were $685 million, an increase of $62 million (10.0%) over 2010. The increase was a result of additional advertising and payroll costs arising from the generation of new business and the servicing of existing business.

General Re

Through General Re, we conduct a reinsurance business offering property and casualty and life and health coverages to clients worldwide. We write property and casualty reinsurance in North America on a direct basis through General Reinsurance Corporation and internationally through Germany-based General Reinsurance AG and other wholly-owned affiliates. Property and casualty reinsurance is also written through brokers with respect to Faraday in London. Life and health reinsurance is written in North America through General Re Life Corporation and internationally through General Reinsurance AG. General Re strives to generate underwriting profits in essentially all of its product lines, without consideration of investment income. Our management does not evaluate underwriting performance based upon market share and our underwriters exercise discipline by rejecting inadequately priced risks. General Re’s underwriting results are summarized in the following table. Amounts are in millions.

	First Quarter
	Premiums earned		Pre-tax underwriting gain (loss)
	2011	2010	2011	2010
Property/casualty	$715	$749	$(324)	$(61)
Life/health	722	691	(2)	22
	$1,437	$1,440	$(326)	$(39)

Property/casualty

Property/casualty premiums earned in the first quarter of 2011 were $715 million, a decline of $34 million (4.5%) compared to 2010. Excluding the effects of foreign currency exchange rate changes, premiums earned in the first quarter 2011 declined $48 million (6.4%), which was primarily due to lower volume in North American treaty business, partially offset by slightly higher premiums in international markets. Price competition within most property and casualty reinsurance lines has been increasing in recent years. However, our underwriters have remained disciplined and we have accepted less business.

Underwriting results in the first quarter of 2011 included losses of $355 million from property business, offset in part by underwriting gains of $31 million from casualty/workers’ compensation business. The property underwriting losses included $491 million of catastrophe losses, primarily from the Japan and New Zealand earthquakes. The underwriting gains from casualty/workers’ compensation business reflected overall favorable run-off of prior years’ casualty loss reserves.

Underwriting results in the first quarter of 2010 included losses of $123 million from property business, offset in part by underwriting gains of $62 million from casualty/workers’ compensation business. The property business produced underwriting losses of $193 million for the 2010 accident year, which included $278 million of catastrophe losses.  The underwriting gains from casualty/workers’ compensation business reflected overall favorable run-off of prior years’ casualty loss reserves.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance —Underwriting (Continued)

General Re (Continued)

Life/health

Premiums earned in the first quarter of 2011 were $722 million, an increase of $31 million (4.5%) over 2010.  Adjusting for the effects of foreign currency exchange rate changes, premiums earned increased 1.7% over the first quarter of 2010. The increase in premiums earned was primarily due to increased life business in several markets outside of the United States, partially offset by lower volume in the U.S. The global life/health operations produced underwriting losses of $2 million in 2011 as compared to underwriting gains of $22 million in 2010.  The first quarter underwriting losses included claim reserve increases of $40 million related to the earthquakes in Japan and New Zealand in our international operations and reflected increases in frequency and severity of life and health claims in the U.S. The underwriting gains in the first quarter of 2010 were principally due to favorable mortality in our global life business.

Berkshire Hathaway Reinsurance Group

Through the Berkshire Hathaway Reinsurance Group, we underwrite excess-of-loss reinsurance and quota-share coverages on property and casualty risks for insurers and reinsurers worldwide. BHRG’s business includes catastrophe excess-of-loss reinsurance and excess primary and facultative reinsurance for large or otherwise unusual discrete property risks referred to as individual risk. BHRG also writes retroactive reinsurance, which provides indemnification of losses and loss adjustment expenses with respect to past loss events. Other multi-line business refers to other property and casualty business written on both a quota-share and excess basis and includes a five-year 20% quota-share contract with Swiss Reinsurance Company Ltd. (“Swiss Re”) covering substantially all of Swiss Re’s property/casualty risks incepting from January 1, 2008. We currently do not anticipate that the Swiss Re quota-share contract will be renewed or extended. BHRG’s underwriting activities include life reinsurance as well as a life annuity business. BHRG’s underwriting results are summarized in the table below. Amounts are in millions.

	First Quarter
	Premiums earned		Pre-tax underwriting gain (loss)
	2011	2010	2011	2010
Catastrophe and individual risk	$189	$162	$(273)	$118
Retroactive reinsurance	143	147	(155)	(155)
Other multi-line property/casualty	1,133	839	(910)	127
Life and annuity	479	959	(5)	(38)
	$1,944	$2,107	$(1,343)	$52

Premiums earned in the first quarter of 2011 from catastrophe and individual risk contracts increased $27 million (17%) versus the first quarter of 2010. The level of business written in a given period will vary significantly due to changes in market conditions and management’s assessment of the adequacy of premium rates. We constrained the volume of business written in 2011 and 2010 as premium rates have not been attractive enough to warrant increasing volume.  However, we have the capacity and willingness to write substantially more business when appropriate pricing can be obtained.

Catastrophe and individual risk underwriting results for the first quarter of 2011 included estimated losses of $454 million from the earthquakes in Japan and New Zealand.  Underwriting results for the first quarter of 2010 included estimated losses of $82 million from the earthquake in Chile partially offset by favorable development of prior years’ loss reserves.

Retroactive policies generally provide very large, but limited, indemnification of unpaid losses and loss adjustment expenses with respect to past loss events that are generally expected to be paid over long periods of time. The underwriting losses from retroactive policies primarily represent the periodic amortization of deferred charges established at the inception of the contracts. At March 31, 2011, unamortized deferred charges for all of BHRG’s retroactive contracts were approximately $3.6 billion and gross unpaid losses were approximately $18.8 billion.

Premiums earned in the first quarter of 2011 and 2010 from other multi-line property and casualty business included $785 million and $598 million, respectively, from the Swiss Re quota-share contract.  Other multi-line property and casualty business produced underwriting losses in the first quarter of 2011 of $910 million compared with underwriting gains of $127 million in 2010. Underwriting results in 2011 included estimated catastrophe losses from the Swiss Re quota-share contract of $701 million, primarily arising from the earthquakes in Japan and New Zealand. Catastrophe losses in 2010 were $140 million from the earthquake in Chile. Underwriting results also included losses of $173 million in the first quarter of 2011 and gains of $130 million in the first quarter of 2010 from unrealized foreign currency transaction gains and losses arising from the conversion of certain reinsurance loss reserves and other liabilities denominated in foreign currencies into U.S. Dollars as of the balance sheet dates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance —Underwriting (Continued)

Berkshire Hathaway Reinsurance Group (Continued)

Life and annuity premiums earned in 2011 primarily derived from a life reinsurance contract that was completed in January 2010 with Swiss Re Life & Health America Inc. (“SRLHA”) and from the life reinsurance business acquired from Sun Life Assurance Company of Canada (“Sun Life”) as of December 31, 2010.  Substantially all of the life and annuity premiums earned in 2010 were from the SRLHA contract, which provides that BHRG assume the liabilities and subsequent premium renewals on a closed block of certain yearly renewable term reinsurance business written, assumed or acquired by SRLHA effective as of October 1, 2009.  Premiums earned in the first quarter of 2010 included approximately $600 million for the period between the October 1, 2009 effective date and closing of the transaction in January 2010.  Underwriting losses of the life and annuity business were $5 million for the first quarter of 2011 and $38 million for the first quarter of 2010.  The underwriting losses in 2011 included a $30 million underwriting gain from the Sun Life business.  The underwriting results of the life and annuity business also included periodic interest charges arising from accretion of discounted annuity reserves.

On April 19, 2011, Eaglestone Reinsurance Company (“Eaglestone”), a subsidiary of American International Group, Inc., (“AIG”), and National Indemnity Company (“NICO”), a member of the BHRG, entered into an agreement pursuant to which, at closing, Eaglestone and other AIG affiliates and NICO will enter into a reinsurance agreement  and related agreements whereby NICO reinsures the bulk of AIG’s U.S. asbestos liabilities, excluding asbestos accounts that AIG believes have already been reserved to their limit of liability or certain other ancillary asbestos exposure assumed by AIG insurance company subsidiaries. Under the agreements NICO will receive premiums of approximately $1.65 billion. NICO’s overall limit of liability under the agreements is $3.5 billion. The transaction contemplated by the agreement is subject to AIG’s receipt of required regulatory approvals, execution of definitive transaction documentation and satisfaction of other conditions. We anticipate this transaction will close during the second quarter.

Berkshire Hathaway Primary Group

Premiums earned in the first quarter by our various primary insurers were $426 million in 2011 and $425 million in 2010. Premium volume of our primary insurers, in general, continues to be constrained by soft market conditions. For the first quarter, our primary insurers produced underwriting gains of $56 million in 2011 and $33 million in 2010. The increase in underwriting gains in 2011 was primarily due to reductions of MedPro’s estimated prior years’ loss reserves, reflecting lower than expected claim development during 2011.

Insurance—Investment Income

A summary of net investment income of our insurance operations follows. Amounts are in millions.

	First Quarter
	2011	2010
Investment income before taxes, noncontrolling interests and equity method earnings	$1,261	$1,283
Income taxes and noncontrolling interests	309	345
Net investment income before equity method earnings	952	938
Equity method earnings	—	50
Net investment income	$952	$988

Investment income consists of interest and dividends earned on cash equivalents and investments of our insurance businesses. Pre-tax investment income in the first quarter of 2011 was $1,261 million, a slight decline from 2010. Investment income earned in 2011 was favorably impacted by increased dividend rates with respect to several of our common stock holdings, including Wells Fargo and US Bancorp, as well as the accrual of dividends in connection with the redemption in April 2011 of our investment in Goldman Sachs 10% Preferred Stock. Investment income earned in the first quarter of 2011 was negatively impacted by the redemption in the fourth quarter of 2010 of the CHF 3 billion 12% Swiss Re capital instrument. We earned $85 million on this investment in the first quarter of 2010. Our investment in General Electric 10% Preferred Stock ($3 billion liquidation value) is redeemable at General Electric’s option beginning in October 2011 and we currently expect that it will be redeemed at that time. As a result of the redemptions to date (and those that may occur later in 2011), our investment income for the second quarter of 2011 (and likely beyond) will be negatively impacted, given the relatively low yields currently available from new investment opportunities.

A summary of cash and investments held in our insurance businesses follows. Other investments include our investments in Wrigley, Goldman Sachs, General Electric and Dow. Amounts are in millions.

	March 31,	Dec. 31,
	2011	2010
Cash and cash equivalents	$30,756	$24,818
Equity securities	61,553	59,517
Fixed maturity securities	32,810	32,889
Other	18,943	19,133
	$144,062	$136,357

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Investment Income (Continued)

Fixed maturity investments as of March 31, 2011 were as follows. Amounts are in millions.

	Amortized cost	Unrealized gains/losses	Fair value
U.S. Treasury, U.S. government corporations and agencies	$2,110	$36	$2,146
States, municipalities and political subdivisions	3,220	217	3,437
Foreign governments	11,042	129	11,171
Corporate bonds, investment grade	5,244	565	5,809
Corporate bonds, non-investment grade	5,895	1,817	7,712
Mortgage-backed securities	2,291	244	2,535
	$29,802	$3,008	$32,810

All U.S. government obligations are rated AAA by the major rating agencies and approximately 85% of all state, municipal and political subdivisions, foreign government obligations and mortgage-backed securities were rated AA or higher. Non-investment grade securities represent securities that are rated below BBB- or Baa3.

Invested assets derive from shareholder capital and reinvested earnings as well as net liabilities under insurance contracts or “float.” The major components of float are unpaid losses, life, annuity and health benefit liabilities, unearned premiums and other liabilities to policyholders less premiums and reinsurance receivables, deferred charges assumed under retroactive reinsurance contracts and deferred policy acquisition costs. Float approximated $69 billion at March 31, 2011 and $66 billion at December 31, 2010. The cost of float for the first quarter, as represented by the ratio of our underwriting loss to average float, was about 2% in 2011 and was negative in 2010, as our insurance businesses, in the aggregate, generated an underwriting gain.

Railroad (“Burlington Northern Santa Fe”)

We acquired control of Burlington Northern Santa Fe Corporation including its subsidiary BNSF Railway Company, (“BNSF”) on February 12, 2010. BNSF’s revenues and operating results are included in our consolidated results beginning immediately after the acquisition. For the period between January 1, 2010 and February 12, 2010, we accounted for our interest in BNSF pursuant to the equity method. Our share of BNSF’s earnings for that period is included in net investment income of our insurance group.  Earnings of BNSF are summarized below (in millions). BNSF’s earnings for the first quarter of 2010 are provided for comparison, although these results are not fully reflected in our consolidated financial statements.

	First Quarter 2011	Feb. 13, 2010 to March 31, 2010	First Quarter 2010
Revenues	$4,533	$2,073	$3,864
Operating expenses	3,432	1,534	2,876
Interest expense	136	63	135
	3,568	1,597	3,011
Pre-tax earnings	965	476	853
Income taxes	358	194	347
Net earnings	$607	$282	$506

Through BNSF Railway Company, BNSF operates one of the largest railroad systems in North America with approximately 32,000 route miles of track in 28 states and two Canadian provinces. BNSF’s major business groups are classified by product shipped and include consumer products, coal, industrial products and agricultural products. The discussion that follows compares BNSF’s results for the three months ending March 31, 2011 to the same three month period in 2010.

Revenues during the first three months of 2011 increased $669 million (17%) to $4.53 billion compared with $3.86 billion in the prior year. Revenues include revenues from transportation services as well as revenues from fuel surcharge programs intended to recover incremental fuel costs when fuel prices exceed threshold fuel price. The increase in revenues for the first quarter of 2011 reflected higher average revenues per car/unit in all four business groups as well as an 8% increase in cars/units handled. Average revenues per car/unit in 2011 included a 38% increase in fuel surcharges, which was driven by higher fuel prices, and increased rate per car/unit. In 2011, consumer products revenues increased due primarily to higher unit volumes within international and domestic intermodal and automotive. Coal revenues increased over 2010 primarily due to improved average revenues per car/unit. Industrial products revenues increased primarily as a result of increased unit volumes, particularly from higher shipments of construction products. Agricultural products revenues in 2011 increased over 2010, reflecting increased wheat shipments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Railroad (“Burlington Northern Santa Fe”) (Continued)

Operating expenses in the first quarter of 2011 were $3.43 billion, an increase of 19% percent over 2010. Fuel expenses increased $280 million due to higher fuel prices as well as increased locomotive fuel consumption from higher unit volumes. Compensation and benefits expenses increased $103 million primarily due to increased unit volumes and health and welfare and wage inflation. Purchased services expenses increased $18 million due primarily to higher volume-related costs, partially offset by one-time merger-related legal and consulting fees incurred in the first quarter of 2010. Materials and other expenses in 2011 reflected higher locomotive and freight car material costs and higher employee relocation and crew transportation costs, and in 2010 included a $74 million gain from the completion of a sale of a line segment in Washington State.

Utilities and Energy (“MidAmerican”)

Revenues and earnings from MidAmerican are summarized below. Amounts are in millions.

	First Quarter
	Revenues		Earnings
	2011	2010	2011	2010
PacifiCorp	$1,132	$1,129	$190	$192
MidAmerican Energy Company	985	1,141	71	83
Natural gas pipelines	297	299	155	151
U.K. utilities	253	192	122	55
Real estate brokerage	191	204	(10)	(7)
Other	22	12	3	—
	$2,880	$2,977

Earnings before corporate interest and income taxes			531	474
Corporate interest			(80)	(79)
Interest on Berkshire junior debt			(5)	(10)
Income taxes and noncontrolling interests			(115)	(143)
Net earnings			$331	$242

Earnings attributable to Berkshire *			$301	$223
Debt owed to others at March 31			19,882	19,526
Debt owed to Berkshire at March 31			165	308

*	Net of noncontrolling interests and includes interest earned by Berkshire (net of related income taxes).

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

PacifiCorp’s revenues and earnings before corporate interest and income taxes (“EBIT”) in the first quarter of 2011 were relatively unchanged from the first quarter of 2010. Revenues in 2011 reflected higher retail revenues from higher prices approved by regulators and increased volume offset by lower wholesale revenues. The decline in wholesale revenues was attributable to a 36% decrease in average wholesale prices and a 21% decrease in wholesale volume. EBIT in 2011 reflected higher depreciation and operating expenses which were offset by the modest increase in revenues and by lower energy costs. While the volume of energy supplied in 2011 was relatively unchanged versus 2010, the overall cost declined. The decline in energy costs reflected the increased use of lower cost wind and hydroelectric generation and increased purchased electricity at lower average prices, which together, replaced higher cost thermal generation.

First quarter 2011 revenues of MidAmerican Energy Company (“MEC”) declined $156 million (14%) from 2010. Regulated electricity revenues declined $52 million (primarily from lower wholesale volumes), regulated natural gas operating revenues declined $54 million (from lower prices and volumes) and non-regulated gas and electricity revenues declined $50 million (from lower prices and volumes).  First quarter 2011 EBIT of MEC declined $12 million (14%) from 2010 as the decline in revenues was largely offset by lower energy costs. In 2011, MEC incurred higher maintenance costs resulting from an outage at its Louisa generation facility and comparatively lower maintenance costs associated with storms. Natural gas pipelines revenues and EBIT in the first quarter of 2011 were relatively unchanged from the first quarter of 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Utilities and Energy (“MidAmerican”) (Continued)

Revenues of the U.K. utilities increased $61 million (32%) from the first quarter of 2010 due primarily to a $70 million increase in distribution revenues partially offset by lower construction contracting revenues.  The increase in distribution revenues reflected higher rates which became effective in 2010 and regulatory revenue offsets accrued in 2010.  EBIT of U.K. utilities increased $67 million (122%) from the first quarter of 2010 primarily as a result of the aforementioned increase in distribution revenues. The favorable impact of the rate changes and revenue offsets on comparative revenues and EBIT was more pronounced in the first quarter and is expected to moderate over the remainder of the year.

Real estate brokerage revenues in the first quarter of 2011 decreased $13 million (6%) from 2010 due to decreases in closed brokerage units and average home sales prices.  The $3 million increase in the pre-tax loss generated by the real estate brokerage business compared to 2010 reflects the decrease in revenues and operating margins.

Income taxes and noncontrolling interests in the first quarter of 2011 decreased $28 million from 2010. Noncontrolling interests and income taxes in 2010 included an after-tax charge of $59 million related to an unfavorable verdict in connection with litigation associated with the noncontrolling ownership interest of a hydroelectric project in the Philippines.

Manufacturing, Service and Retailing

A summary of revenues and earnings of our manufacturing, service and retailing businesses follows. Amounts are in millions.

	First Quarter
	Revenues		Earnings
	2011	2010	2011	2010
Marmon	$1,674	$1,397	$222	$190
McLane Company	7,767	7,430	82	80
Other manufacturing	4,553	4,077	444	332
Other service	1,968	1,774	200	219
Retailing	687	675	31	32
	$16,649	$15,353
Pre-tax earnings			979	853
Income taxes and noncontrolling interests			421	376
			$558	$477

Marmon

For the three months ended March 31, 2011, Marmon’s revenues were approximately $1.7 billion and pre-tax earnings were $222 million, which represented increases of 20% and 17%, respectively, over the first quarter of 2010. Ten of Marmon’s eleven business sectors generated increased revenues compared to the first quarter of 2010.  The Building Wire, Flow Products and Distribution Services sectors accounted for approximately 66% of the aggregate increase in revenues. Approximately 40% of the consolidated revenue increase was attributable to the continuing increase in copper prices, which affected the Building Wire, Engineered Wire and Cable and Flow Products sectors. The increases in the cost of copper in these sectors are passed on to customers with little or no margin. In the first quarter of 2011, all but two sectors (Retail Fixtures and Water Treatment) produced increased operating earnings compared to the first quarter of 2010. The Distribution Services, Building Wire, Construction Services, Transportation Services & Engineered Products and Highway Technologies sectors generated most of the dollar increase in earnings. The overall improvements in operating results reflected continued recoveries in many of Marmon’s end markets and the ongoing effort to reduce or maintain overhead costs in light of the economic environment.

McLane Company

McLane’s revenues for the first quarter of 2011 of $7,767 million increased $337 million (4.5%) over 2010, reflecting revenue increases from the grocery and foodservice businesses and the impact of beverage distribution operations acquired in 2010. In 2010, McLane acquired Empire Distributors, based in Georgia and North Carolina and Horizon Wine and Spirits Inc., based in Tennessee. Empire and Horizon are wholesale distributors of distilled spirits, wine and beer.

Pre-tax earnings in the first quarter of 2011 of $82 million were relatively unchanged from 2010. Pre-tax earnings in 2011 reflected the inclusion of the acquired beverage operations, offset by a 41% increase in fuel and trucking costs of the grocery and food service businesses. McLane’s business is marked by high sales volume and very low profit margins and the fact that about 30% of its annual revenues are from sales to Wal-Mart. A curtailment of purchasing by Wal-Mart could have a material adverse impact on McLane’s earnings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Manufacturing, Service and Retailing (Continued)

Other manufacturing

Our other manufacturing businesses include a wide array of businesses. Included in this group are several manufacturers of building products (Acme Building Brands, Benjamin Moore, Johns Manville, Shaw and MiTek) and apparel (led by Fruit of the Loom which includes the Russell athletic apparel and sporting goods business and the Vanity Fair Brands women’s intimate apparel business). Also included in this group are Forest River, a leading manufacturer of leisure vehicles, ISCAR Metalworking Companies (“IMC”), an industry leader in the metal cutting tools business with operations worldwide and CTB, a manufacturer of equipment for the livestock and agricultural industry.

Revenues from our other manufacturing activities for the first quarter of 2011 were $4,553 million, an increase of $476 million (12%) over 2010. The increase in revenues reflected higher sales of apparel products (7%), building products (8%) and recreation vehicles, metal cutting tools and systems for grain, poultry, egg and hog production (27% in the aggregate). While revenues in 2011 from the building products group increased over 2010, these businesses, generally, continue to be negatively impacted by slow construction activity, particularly in the single-family housing markets.

Pre-tax earnings of our other manufacturing businesses in the first quarter of 2011 were $444 million, an increase of $112 million (34%) versus 2010. The improvement in earnings in 2011 was attributable to the increases in revenues. In 2011, many of our manufacturers experienced higher commodity costs of certain raw materials (including cotton, steel and petrochemicals) as well as higher energy costs. As a result of these higher costs, in recent months we have increased selling prices for certain products. To the extent that costs continue to stay at current elevated levels or increase, further selling price actions will likely be necessary.

Other service

Our other service businesses include NetJets, the world’s leading provider of fractional ownership programs for general aviation aircraft and FlightSafety, a provider of high technology training to operators of aircraft. Among the other businesses included in this group are: TTI, a leading electronic components distributor; Business Wire, a leading distributor of corporate news, multimedia and regulatory filings; The Pampered Chef, a direct seller of high quality kitchen tools; International Dairy Queen, a licensor and service provider to about 5,900 stores that offer prepared dairy treats and food; The Buffalo News, a publisher of a daily and Sunday newspaper; and businesses that provide management and other services to insurance companies.

Revenues of our other service businesses were $1,968 million in the first quarter of 2011, an increase of $194 million (11%) compared to 2010. Pre-tax earnings were $200 million in the first quarter of 2011, a decrease of $19 million (9%) versus 2010.  The increase in revenues included higher sales by TTI, FlightSafety and NetJets. The decline in earnings in 2011 reflected lower earnings at NetJets, partially offset by higher earnings of TTI and FlightSafety.

The improvements in revenues and earnings of FlightSafety and TTI reflected stronger customer demand. For the first quarter of 2011, NetJets’ earnings declined $55 million from 2010. The decrease was attributable to increased fees incurred to cancel certain aircraft purchases under a purchase agreement entered into in 2006 and amended on June 6, 2008 and which committed NetJets to unneeded aircraft, impairment charges related to the planned disposition of a block of aircraft later in 2011 and negative foreign currency exchange rate movements affecting operations outside of the United States.   NetJets continues to own more aircraft than required for present operations and we expect to continue to dispose selected aircraft over time. NetJets’ operating cost structure has been reduced to better match customer demand and we believe that NetJets will continue to operate profitably in the future.

Retailing

Our retailing operations consist of four home furnishings businesses (Nebraska Furniture Mart, R.C. Willey, Star Furniture and Jordan’s), three jewelry businesses (Borsheims, Helzberg and Ben Bridge) and See’s Candies. Revenues of our retailing businesses were $687 million in the first quarter of 2011, a slight increase over 2010. First quarter 2011 revenues of the home furnishings and jewelry businesses increased $19 million (3%) over 2010, while pre-tax earnings increased $3 million (17%). First quarter 2011 revenues and earnings of See’s Candies declined from 2010; the declines were attributable to the later Easter holiday in 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Finance and Financial Products

A summary of revenues and earnings from our finance and financial products businesses follows. Amounts are in millions.

	First Quarter
	Revenues		Earnings
	2011	2010	2011	2010
Manufactured housing and finance	$671	$766	$32	$32
Furniture/transportation equipment leasing	169	150	21	2
Other	73	61	103	77
	$913	$977
Pre-tax earnings			156	111
Income taxes and noncontrolling interests			60	42
			$96	$69

Revenues in the first quarter of 2011 from our manufactured housing and finance business (Clayton Homes) declined $95 million (12%) compared to 2010. Revenues from home sales in the first quarter of 2011 declined $87 million (24%) from 2010, due to a 21% decrease in units sold and product mix changes. Unit sales in the first quarter of 2010 benefitted from the home buyer tax credit, which expired in the second quarter and, as a result, demand has since declined. In the first quarter of 2011, financial services income also declined slightly from 2010, due primarily to lower interest income from installment loans.  Installment loan and finance receivable balances were approximately $13.5 billion, a decrease of approximately $200 million from December 31, 2010.

The operating results of Clayton Homes continue to be negatively affected by the soft housing markets and the surplus of traditional single family homes for sale. In addition, our manufactured housing programs have been at a competitive disadvantage compared to traditional single family housing markets, which have been receiving significant interest rate subsidies from the U.S. government through government agency insured mortgages. For the most part, these subsidies are not available to factory built homes. Nevertheless, Clayton Homes remains the largest manufactured housing business in the United States and we believe that it will continue to operate profitably, even under the current conditions.

Both revenues and pre-tax earnings from our furniture and transportation equipment leasing activities in 2011 increased $19 million, compared to 2010. The increases primarily reflected higher transportation equipment rental income primarily due to increased equipment utilization rates and lower depreciation expense.

Earnings from our other finance business activities consists primarily of investment income from a portfolio of fixed maturity and equity investments and from a small portfolio of long-held commercial real estate loans. In addition, other activities include earnings from interest rate spreads charged to Clayton Homes on borrowings (approximately $11.5 billion as of March 31, 2011), which are used in connection with Clayton Homes’ installment lending activities. A corresponding charge is reflected in Clayton Homes’ earnings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Investment and Derivative Gains/Losses

A summary of investment and derivative gains and losses and other-than-temporary impairment losses on investments follows. Amounts are in millions.

	First Quarter
	2011	2010
Investment gains/losses	$99	$1,318
Other-than-temporary impairment losses on investments	(506)	—
Derivative gains/losses	271	411
Gains/losses before income taxes and noncontrolling interests	(136)	1,729
Income taxes and noncontrolling interests	(54)	318
Net gains/losses	$(82)	$1,411

Investment gains/losses include gains and losses that arise from the sale or actual disposition of investments. Investment gains/losses for the first quarter of 2010 also included a one-time holding gain of $979 million in connection with our acquisition of BNSF as a result of the application of acquisition accounting under GAAP.

The timing of gains or losses from sales can have a material effect on periodic earnings. Investment gains and losses usually have minimal impact on our consolidated shareholders’ equity since most of the gains and losses are recorded at fair value in the Consolidated Balance Sheets with the unrealized holding gains and losses included in shareholders’ equity as a component of accumulated other comprehensive income as of each balance sheet date.

We believe the amount of investment gains/losses included in earnings in any given period has little analytical or predictive value.  Our decisions to sell securities are not motivated by the impact that the resulting gains or losses have on our reported earnings. Although we do not consider investment gains and losses in a given period as necessarily meaningful or useful we are providing information to explain the nature of such gains and losses when they are reflected in earnings.

Other-than-temporary impairment (“OTTI”) losses in the first quarter of 2011 related to our investments in Kraft Foods ($169 million) and Wells Fargo ($337 million).  Such OTTI losses averaged about 7.5% of the original cost of the impaired securities.  Most of the impaired securities were in an unrealized loss position for more than two years. However, in each case, the issuer has been profitable and we expect that these businesses will continue to remain profitable. We also expect that the market prices for these securities will eventually exceed our original cost. It should be noted that the OTTI losses related to Wells Fargo pertain to 103.6 million shares that had unrealized losses determined on a specific identification basis. We also held 255.4 million shares of Wells Fargo in which we had unrealized gains of approximately $3.7 billion as of March 31, 2011. However, none of these gains are included in our past or current quarter earnings. This odd result occurs because existing accounting rules require that impairments be evaluated as to whether or not they are other than temporary on an individual purchase lot basis since that is how we determine realized investment gains/losses on sales of investments.

The OTTI losses recorded in the first quarter of 2011 had no impact whatsoever on the asset values recorded in our Consolidated Balance Sheets or on our consolidated shareholders’ equity as of March 31, 2011. Although we have periodically recorded OTTI losses in earnings in the past, we continue to hold positions in many of these securities. The recognition of such losses in earnings rather than in accumulated other comprehensive income does not necessarily indicate that sales are imminent or planned and sales ultimately may not occur for numerous years or even decades. Furthermore, the recognition of OTTI losses does not necessarily indicate that the loss in value of the security is permanent or that the market price of the security will not subsequently increase to and ultimately exceed our original cost.

We consider several factors in determining whether or not impairments are deemed to be other than temporary, including the current and expected long-term business prospects of the issuer, our ability and intent to hold the investment until the price recovers and the length of time and relative magnitude of the price decline. Stock prices may remain below cost for a period of time that may be deemed excessive from the standpoint of interpreting existing accounting rules even though the other factors suggest that the stock prices will eventually recover. As a result, accounting regulations may require that we recognize OTTI losses in earnings in instances where we may strongly believe that the market price of the impaired security  will recover to at least our original cost and where we possess the ability and intent to hold the security until, at least, that time.

On April 18, 2011, Goldman Sachs (“GS”) redeemed our entire investment in the 10% GS Preferred for $5.5 billion. Our second quarter 2011 earnings will include a pre-tax realized investment gain of $1.25 billion in connection with the redemption, representing the excess of the redemption proceeds over our cost. We carry the GS Preferred at fair value and as of March 31, 2011, the value reflected in our consolidated balance sheet was $5.5 billion.  As a result, our consolidated shareholders’ equity as of March 31, 2011 already included a pre-tax unrealized gain of $1.25 billion as a component of accumulated other comprehensive income in connection with this investment. The realized investment gain that we will include in our second quarter earnings from the redemption will be entirely offset by a reversal of the unrealized gain recorded as of March 31, 2011.  We anticipate our investment income for the second quarter of 2011 (and likely beyond) will decline compared with 2010 given the relatively low yields currently available from new investment opportunities. Otherwise, the redemption of the GS Preferred will have essentially no impact on our consolidated comprehensive income for the second quarter of 2011 or our consolidated shareholders’ equity as of June 30, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Investment and Derivative Gains/Losses (Continued)

Derivative gains/losses primarily represent the changes in fair values of our credit default and equity index put option contracts. Periodic changes in the fair values of these contracts are reflected in earnings and can be significant, reflecting the volatility of equity and credit markets. Under many of the contracts, settlements will not occur until the contract expiration dates, many years from now. Our derivative contracts generated gains of $271 million in the first quarter of 2011 and $411 million in the first quarter of 2010. Our ultimate payment obligations, if any, under our remaining equity index put option contracts will be determined as of the contract expiration dates, which begin in 2018.

In the first quarter of 2011, our equity index put option contracts produced gains of $223 million, due primarily to higher interest rate assumptions. In the first quarter of 2010, we recorded a gain of $178 million on equity index put option contracts, which reflected overall increases in the index prices and the impact of foreign currency exchange rate changes on contracts denominated in foreign currencies partially offset by lower interest rate assumptions. Our credit default contracts generated gains of $70 million and $208 million in the first quarters of 2011 and 2010, respectively. The gains in both periods were primarily due to narrowing of credit default spreads for corporate issuers as well as the passage of time. There were no credit events affecting our contracts in the first quarters of either 2011 or 2010.

Financial Condition

Our balance sheet continues to reflect significant liquidity and a strong capital base. Our consolidated shareholders’ equity at March 31, 2011 was $160.1 billion, an increase of $2.7 billion from December 31, 2010. Consolidated cash and investments of insurance and other businesses approximated $153.2 billion at March 31, 2011 including cash and cash equivalents of $38.4 billion. These assets are held predominantly in our insurance businesses. In February 2011, we repaid $2.0 billion of Berkshire parent company debt issued in connection with the BNSF acquisition.  In February 2012, an additional $1.7 billion of Berkshire parent company debt will mature.  In March 2011, we entered into an agreement to acquire all of the outstanding stock of The Lubrizol Corporation for aggregate cash consideration of approximately $9.0 billion.  See Note 3 to the Consolidated Financial Statements.  We expect that the acquisition will close in the third quarter of 2011 and plan to fund the acquisition price with existing cash and cash equivalents.

Our railroad, utilities and energy businesses conducted by MidAmerican and BNSF maintain very large investments in property, plant and equipment and will regularly make significant capital expenditures in the normal course of business. In the first quarter of 2011, capital expenditures by MidAmerican were approximately $551 million and BNSF’s capital expenditures were approximately $507 million. MidAmerican’s forecasted capital expenditures for the remainder of 2011 are approximately $3.1 billion. BNSF’s forecasted capital expenditures for the remainder of 2011 are approximately $2.8 billion. Future capital expenditures are expected to be funded from cash flows from operations and debt proceeds. Aggregate borrowings of the railroad, utilities and energy businesses were about $31.8 billion as of March 31, 2011, including $11.9 billion of BNSF’s borrowings. These businesses have debt and capital lease maturities over the remainder of 2011 of approximately $1.9 billion. Berkshire has committed until February 28, 2014 to provide up to $2 billion of additional capital to MidAmerican to permit the repayment of its debt obligations or to fund its regulated utility subsidiaries. Berkshire does not guarantee the repayment of debt issued by BNSF, MidAmerican or any of their subsidiaries.

Assets of the finance and financial products businesses, which consisted primarily of loans and finance receivables, fixed maturity securities, other investments and cash and cash equivalents, were approximately $25.1 billion as of March 31, 2011 and $25.7 billion at December 31, 2010. Liabilities were approximately $23.7 billion as of March 31, 2011 and $24.0 billion as of December 31, 2010. As of March 31, 2011, notes payable and other borrowings of $14.4 billion included approximately $11.5 billion of notes issued by BHFC. In January 2011, BHFC issued an additional $1.5 billion of notes and repaid $1.5 billion of maturing notes. BHFC notes are unsecured and maturities currently range from 2012 to 2040. In 2012, approximately $2.7 billion of BHFC’s debt will mature, with most of the maturities occurring in the second and third quarters. The proceeds from the BHFC notes are used to finance originated and acquired loans of Clayton Homes. The full and timely payment of principal and interest on the BHFC notes is guaranteed by Berkshire.

During 2008 and continuing into the first part of 2009, access to credit markets became limited as a consequence of a worldwide credit crisis. However, management believes that the credit crisis has abated and as a result, interest rates for investment grade issuers relative to government obligations have declined. Nevertheless, restricted access to credit markets at affordable rates in the future could have a significant negative impact on our operations, particularly the railroad, utilities and energy and the finance and financial products operations. On July 21, 2010, President Obama signed into law financial regulatory reform legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”). The Reform Act reshapes financial regulations in the United States by creating new regulators, regulating new markets and firms and providing new enforcement powers to regulators. Virtually all major areas of the Reform Act will be subject to regulatory interpretation and implementation rules requiring rulemaking that may take several years to complete.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition (Continued)

We are party to several equity put option and credit default contracts as described in Note 12 to the Consolidated Financial Statements. With limited exception, these contracts contain no collateral posting requirements under any circumstances, including changes in either the fair value or intrinsic value of the contracts or a downgrade in Berkshire’s credit ratings. Substantially all of these contracts were entered into prior to December 31, 2008. At March 31, 2011, the net liabilities recorded for such contracts were approximately $7.7 billion and our collateral posting requirements were $20 million. With respect to such collateral requirements, we receive the income attributable to such collateral or, in certain instances, interest credit from the counterparty. Although the ultimate outcome of the regulatory rulemaking proceedings described in the preceding paragraph cannot be predicted with certainty, we do not believe that the provisions of the Reform Act that concern collateral requirements apply to derivatives contracts that were entered into prior to the enactment of the Reform Act, as ours were. As such, although the Reform Act may adversely affect some of our business activities, it is not currently expected to have a material impact on our consolidated financial results or financial condition.

Contractual Obligations

We are party to contracts associated with ongoing business and financing activities, which will result in cash payments to counterparties in future periods. Certain obligations reflected in our Consolidated Balance Sheets, such as notes payable, require future payments on contractually specified dates and in fixed and determinable amounts. The timing and/or amount of the payment of other obligations, such as losses arising from unpaid property and casualty loss insurance contracts and credit default and equity index put option derivatives contracts, are contingent upon the outcome of future events. Actual payments will likely vary, perhaps significantly, from the liability estimates currently recorded in the Consolidated Balance Sheet. Other obligations pertain to the acquisition of goods or services in the future, which are not currently reflected in the financial statements, such as minimum rentals under operating leases. Our contractual obligations as of March 31, 2011 were not materially different from those disclosed in “Contractual Obligations” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2010.

Critical Accounting Policies

Certain accounting policies require us to make estimates and judgments regarding transactions that have occurred and ultimately will be settled several years in the future. Amounts recognized in the financial statements from such estimates are necessarily based on assumptions about numerous factors involving varying, and possibly significant, degrees of judgment and uncertainty. Accordingly, the amounts currently recorded in the financial statements may prove, with the benefit of hindsight, to be inaccurate. Reference is made to “Critical Accounting Policies” discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2010 for additional discussion regarding these estimates.

Our Consolidated Balance Sheet as of March 31, 2011 includes estimated liabilities for unpaid losses from property and casualty insurance and reinsurance contracts of $62.4 billion. Due to the inherent uncertainties in the process of establishing loss reserve amounts, the actual ultimate claim amounts will likely differ from the currently recorded amounts. A very small percentage change in estimates of this magnitude will result in a material effect on reported earnings. The effects from changes in these estimates are recorded as a component of losses incurred in the period of the change.

Our Consolidated Balance Sheet as of March 31, 2011 includes goodwill of acquired businesses of $49.1 billion. We evaluate goodwill for impairment at least annually and conducted our most recent annual review in the fourth quarter of 2010. Such tests include determining the estimated fair values of our reporting units. There are several methods of estimating a reporting unit’s fair value, including market quotations, underlying asset and liability fair value determinations and other valuation techniques, such as discounted projected future net earnings or net cash flows and multiples of earnings. We primarily use discounted projected future earnings or cash flow methods. The key assumptions and inputs used in such methods may involve forecasting revenues and expenses, operating cash flows and capital expenditures as well as an appropriate discount rate. A significant amount of judgment is required in estimating the fair value of a reporting unit and performing goodwill impairment tests. Due to the inherent uncertainty in forecasting cash flows and earnings, actual future results may vary significantly from the forecasts. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then individual assets (including identifiable intangible assets) and liabilities of the reporting unit are estimated at fair value. The excess of the estimated fair value of the reporting unit over the estimated fair value of net assets would establish the implied value of goodwill. The excess of the recorded amount of goodwill over the implied value is then charged to earnings as an impairment loss.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical Accounting Policies (Continued)

Our consolidated financial position reflects very significant amounts of invested assets and derivative contract liabilities that are measured at fair value. While a substantial portion of invested assets are carried at fair value based upon current market quotations and other observable independent market inputs, values of certain assets are based upon fair value pricing matrices or models. Such assets include certain private placement fixed maturity and equity securities and loans and finance receivables.  In addition, certain of our derivative contracts are unique and there are, generally, no observable market prices for identical or sufficiently similar instruments. Accordingly, we may use models in estimating the values of such contracts. The models used in valuing such illiquid assets and liabilities incorporate observable inputs as well as unobservable inputs, which require judgments by management.  Inputs used in certain valuation models that are subject to judgment include interest rate, loan prepayment speed, duration, credit risk, expected volatilities, dividend rates and liquidity risk assumptions. Changes in these assumptions may produce a significant effect on values. Furthermore, accounting and reporting standards are continually and rapidly changing in the area of financial instruments, which may impact the values recorded in the financial statements in future periods.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Berkshire’s most recently issued Annual Report and in particular the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of March 31, 2011, there are no material changes in the market risks described in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Part II Other Information
Item 1. Legal Proceedings

We are party in a variety of legal actions arising out of the normal course of business. In particular, such legal actions affect our insurance and reinsurance businesses. Such litigation generally seeks to establish liability directly through insurance contracts or indirectly through reinsurance contracts issued by Berkshire subsidiaries. Plaintiffs occasionally seek punitive or exemplary damages. We do not believe that such normal and routine litigation will have a material effect on our financial condition or results of operations. Reference is made to Note 20 to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2010 for detailed discussion of such actions.

Item 1A. Risk Factors

Our significant business risks are described in Item 1A to Form 10-K for the year ended December 31, 2010 to which reference is made herein.

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

The table below summarizes the total number of citations, notices and orders issued and penalties assessed by MSHA for each coal mine or coal processing facility operated by PacifiCorp under the indicated provisions of the Mine Safety Act during the three-month period ended March 31, 2011. Legal actions pending before the Federal Mine Safety and Health Review Commission, which is not exclusive to citations, notices, orders and penalties assessed by MSHA, are as of March 31, 2011. Closed or idled mines have been excluded from the table below as no citations, orders or notices were issued for such mines during the three-month period ended March 31, 2011. In addition, there were no fatalities at PacifiCorp’s coal mines or coal processing facilities during the three-month period ended March 31, 2011.

	Mine Safety Act
							Total
					Section		Value of
	Section 104(a)		Section		107(a)		Proposed
	Significant &	Section	104(d)	Section	Imminent	Section	MSHA	Legal
	Substantial	104(b)	Citations &	110(b)(2)	Danger	104(e)	Assessments	Actions
Coal Mine or Coal Processing Facility	Citations	Orders	Orders	Citations	Orders	Notice	(in thousands)	Pending
Deer Creek	3	—	—	—	—	—	$8	17
Bridger (surface)	3	—	—	—	—	—	6	8
Bridger (underground)	4	—	—	—	—	—	25	17
Cottonwood Preparatory Plant	1	—	—	—	—	—	—	—
Wyodak Coal Crushing Facility	—	—	—	—	—	—	—	—

Item 6. Exhibits

a. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certifications
31.2	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications
32.2	Section 1350 Certifications
101
The following financial information from Berkshire Hathaway Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010, (ii) the Consolidated Statements of Earnings for each of the three-month periods ended March 31, 2011 and 2010, (iii) the Consolidated Statements of Cash Flows for each of the three-month periods ended March 31, 2011 and 2010, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three-month periods ended March 31, 2011 and 2010, Consolidated Statements of Comprehensive Income for each of the three-month periods ended March 31, 2011 and 2010, and (v) the Notes to Consolidated Financial Statements, tagged in summary and detail.

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC.
(Registrant)

Date: May 6, 2011	/S/ MARC D. HAMBURG
(Signature)
Marc D. Hamburg, Senior Vice President and Principal Financial Officer