Form 10-Q
period 2011-06-30
BERKSHIRE HATHAWAY INC
filed 2011-08-05
CIK 1067983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Number of shares of common stock outstanding as of July 28, 2011:

Class A — 939,981
Class B — 1,066,954,104

BERKSHIRE HATHAWAY INC.

Part I Financial Information

Item 1. Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Insurance and Other:
Cash and cash equivalents	$43,193	$34,767
Investments:
Fixed maturity securities	34,813	33,803
Equity securities	66,364	59,819
Other	13,121	19,333
Receivables	19,396	20,917
Inventories	7,960	7,101
Property, plant and equipment	15,645	15,741
Goodwill	27,999	27,891
Other	14,488	13,529
	242,979	232,901

Railroad, Utilities and Energy:
Cash and cash equivalents	2,804	2,557
Property, plant and equipment	79,307	77,385
Goodwill	20,095	20,084
Other	12,729	13,579
	114,935	113,605

Finance and Financial Products:
Cash and cash equivalents	1,894	903
Investments in fixed maturity securities	1,041	1,080
Other investments	2,817	3,676
Loans and finance receivables	14,199	15,226
Goodwill	1,031	1,031
Other	3,800	3,807
	24,782	25,723
	$382,696	$372,229

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Losses and loss adjustment expenses	$65,060	$60,075
Unearned premiums	9,630	7,997
Life, annuity and health insurance benefits	8,892	8,565
Accounts payable, accruals and other liabilities	16,494	15,826
Notes payable and other borrowings	10,161	12,471
	110,237	104,934

Railroad, Utilities and Energy:
Accounts payable, accruals and other liabilities	12,081	12,367
Notes payable and other borrowings	32,276	31,626
	44,357	43,993

Finance and Financial Products:
Accounts payable, accruals and other liabilities	1,143	1,168
Derivative contract liabilities	8,086	8,371
Notes payable and other borrowings	14,280	14,477
	23,509	24,016
Income taxes, principally deferred	37,809	36,352
Total liabilities	215,912	209,295

Shareholders’ equity:
Common stock	8	8
Capital in excess of par value	37,771	37,533
Accumulated other comprehensive income	21,106	20,583
Retained earnings	104,122	99,194
Berkshire Hathaway shareholders’ equity	163,007	157,318
Noncontrolling interests	3,777	5,616
Total shareholders’ equity	166,784	162,934
	$382,696	$372,229

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in millions except per share amounts)

	Second Quarter		First Six Months
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Revenues:
Insurance and Other:
Insurance premiums earned	$8,949	$6,864	$16,431	$14,290
Sales and service revenues	18,336	17,210	35,108	32,741
Interest, dividend and other investment income	1,426	1,514	2,703	2,809
Investment gains/losses	1,128	381	1,214	1,696
Other-than-temporary impairment losses on investments	—	—	(506)	—
	29,839	25,969	54,950	51,536

Railroad, Utilities and Energy:
Operating revenues	7,436	6,724	14,813	11,734
Other	32	42	68	82
	7,468	6,766	14,881	11,816

Finance and Financial Products:
Interest, dividend and other investment income	359	401	757	802
Investment gains/losses	161	2	174	5
Derivative gains/losses	(184)	(2,176)	87	(1,765)
Other	631	747	1,145	1,352
	967	(1,026)	2,163	394
	38,274	31,709	71,994	63,746

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	6,262	3,917	12,280	8,103
Life, annuity and health insurance benefits	976	887	1,991	2,379
Insurance underwriting expenses	1,720	1,344	3,445	2,747
Cost of sales and services	14,955	14,192	28,814	27,098
Selling, general and administrative expenses	2,122	1,915	4,157	3,754
Interest expense	70	68	137	135
	26,105	22,323	50,824	44,216

Railroad, Utilities and Energy:
Cost of sales and operating expenses	5,651	5,060	11,223	8,892
Interest expense	427	394	852	741
	6,078	5,454	12,075	9,633

Finance and Financial Products:
Interest expense	165	175	331	354
Other	661	819	1,265	1,507
	826	994	1,596	1,861
	33,009	28,771	64,495	55,710
Earnings before income taxes	5,265	2,938	7,499	8,036
Income tax expense	1,725	848	2,354	2,184
Earnings from equity method investment	—	—	—	50
Net earnings	3,540	2,090	5,145	5,902
Less: Earnings attributable to noncontrolling interests	123	122	217	301
Net earnings attributable to Berkshire Hathaway	$3,417	$1,968	$4,928	$5,601
Average common shares outstanding *	1,649,052	1,647,175	1,648,732	1,623,171
Net earnings per share attributable to Berkshire Hathaway shareholders *	$2,072	$1,195	$2,989	$3,451

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

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	First Six Months
	2011	2010
	(Unaudited)
Cash flows from operating activities:
Net earnings	$5,145	$5,902
Adjustments to reconcile net earnings to operating cash flows:
Investment (gains) losses and other-than-temporary impairment losses	(882)	(1,701)
Depreciation	2,276	2,015
Other	149	103
Changes in operating assets and liabilities before business acquisitions:
Losses and loss adjustment expenses	4,332	(103)
Deferred charges reinsurance assumed	(645)	237
Unearned premiums	1,580	1,050
Receivables and originated loans	(1,981)	(2,691)
Derivative contract assets and liabilities	(294)	1,584
Income taxes	599	(301)
Other assets and liabilities	(296)	765
Net cash flows from operating activities	9,983	6,860

Cash flows from investing activities:
Purchases of fixed maturity securities	(4,227)	(4,510)
Purchases of equity securities	(4,453)	(3,282)
Sales of fixed maturity securities	1,355	3,150
Redemptions and maturities of fixed maturity securities	3,518	3,327
Sales of equity securities	209	2,710
Redemptions of other investments	9,345	—
Purchases of loans and finance receivables	(1,511)	(441)
Principal collections on loans and finance receivables	2,494	366
Acquisitions of businesses, net of cash acquired	(172)	(15,363)
Purchases of property, plant and equipment	(3,444)	(2,716)
Other	79	(141)
Net cash flows from investing activities	3,193	(16,900)

Cash flows from financing activities:
Proceeds from borrowings of insurance and other businesses	51	8,149
Proceeds from borrowings of railroad, utilities and energy businesses	1,540	750
Proceeds from borrowings of finance businesses	1,527	1,037
Repayments of borrowings of insurance and other businesses	(2,237)	(322)
Repayments of borrowings of railroad, utilities and energy businesses	(618)	(218)
Repayments of borrowings of finance businesses	(1,676)	(1,680)
Change in short term borrowings, net	(524)	(61)
Acquisitions of noncontrolling interests and other	(1,769)	(74)
Net cash flows from financing activities	(3,706)	7,581
Effects of foreign currency exchange rate changes	194	(146)
Increase (decrease) in cash and cash equivalents	9,664	(2,605)
Cash and cash equivalents at beginning of year *	38,227	30,558
Cash and cash equivalents at end of first six months *	$47,891	$27,953

* Cash and cash equivalents are comprised of the following:
Beginning of year—
Insurance and Other	$34,767	$28,223
Railroad, Utilities and Energy	2,557	429
Finance and Financial Products	903	1,906
	$38,227	$30,558

End of first six months—
Insurance and Other	$43,193	$25,164
Railroad, Utilities and Energy	2,804	1,986
Finance and Financial Products	1,894	803
	$47,891	$27,953

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(dollars in millions)

	Berkshire Hathaway shareholders’ equity
	Common stock and capital in excess of par value	Accumulated other comprehensive income	Retained earnings	Total	Non- controlling interests
Balance at December 31, 2009	$27,082	$17,793	$86,227	$131,102	$4,683
Net earnings	—	—	5,601	5,601	301
Other comprehensive income, net	—	(4,944)	—	(4,944)	(57)
Issuance of common stock and other transactions	11,016	—	—	11,016	—
Changes in noncontrolling interests:
Interests acquired and other transactions	(13)	1	—	(12)	(176)
Balance at June 30, 2010	$38,085	$12,850	$91,828	$142,763	$4,751

Balance at December 31, 2010	$37,541	$20,583	$99,194	$157,318	$5,616
Net earnings	—	—	4,928	4,928	217
Other comprehensive income, net	—	447	—	447	20
Issuance of common stock and other transactions	377	—	—	377	—
Changes in noncontrolling interests:
Interests acquired and other transactions	(139)	76	—	(63)	(2,076)
Balance at June 30, 2011	$37,779	$21,106	$104,122	$163,007	$3,777

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(dollars in millions)

	Second Quarter		First Six Months
	2011	2010	2011	2010
Comprehensive income attributable to Berkshire Hathaway:
Net earnings	$3,417	$1,968	$4,928	$5,601
Other comprehensive income:
Net change in unrealized appreciation of investments	(54)	(9,032)	598	(5,902)
Applicable income taxes	40	3,179	(177)	2,069
Reclassification of investment appreciation in earnings	(1,353)	(376)	(920)	(711)
Applicable income taxes	474	132	322	249
Foreign currency translation	205	(466)	644	(901)
Applicable income taxes	(22)	24	(35)	24
Prior service cost and actuarial gains/losses of defined benefit plans	15	12	11	63
Applicable income taxes	(4)	(1)	(4)	(14)
Other, net	(39)	71	8	179
Other comprehensive income, net	(738)	(6,457)	447	(4,944)
Comprehensive income attributable to Berkshire Hathaway	$2,679	$(4,489)	$5,375	$657
Comprehensive income of noncontrolling interests	$138	$45	$237	$244

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

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

For a number of reasons, our results for interim periods are not normally indicative of results to be expected for the year. The timing and magnitude of catastrophe losses incurred by insurance subsidiaries and the estimation error inherent to the process of determining liabilities for unpaid losses of insurance subsidiaries can be relatively more significant to results of interim periods than to results for a full year. Variations in the amount and timing of investment gains/losses can cause significant variations in periodic net earnings. Investment gains/losses are recorded when investments are disposed or are other-than-temporarily impaired. In addition, changes in the fair value of derivative assets/liabilities associated with derivative contracts that are not accounted for as hedging instruments can cause significant variations in periodic net earnings.

Note 2.    New accounting pronouncements

In October 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” ASU 2010-26 modifies the types of costs incurred by insurance entities that may be deferred in the acquiring or renewing of insurance contracts. ASU 2010-26 requires that only direct incremental costs related to successful efforts are capitalized. Capitalized costs may include certain advertising costs which are allowed to be capitalized if the primary purpose of the advertising is to elicit sales to customers proven to have responded directly to the advertising and the probable future revenues generated from the advertising are proven to be in excess of expected future costs to be incurred in realizing those revenues. ASU 2010-26 is effective for Berkshire beginning January 1, 2012 and may be applied on a prospective or retrospective basis. We do not believe that the adoption of ASU 2010-26 will have a material effect on our Consolidated Financial Statements.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  ASU 2011-04 attempts to improve the comparability of fair value measurements disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS.  Amendments in ASU 2011-04 clarify the intent of the application of existing fair value measurement and disclosure requirements, as well as change certain measurement requirements and disclosures.  ASU 2011-04 is effective for Berkshire beginning January 1, 2012 and will be applied on a prospective basis.  We do not believe that the adoption of ASU 2011-04 will have a material effect on our Consolidated Financial Statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.”  ASU 2011-05 changes the way other comprehensive income (“OCI”) appears within the financial statements.  Companies will be required to show net income, OCI and total comprehensive income in one continuous statement or in two separate but consecutive statements.  Components of OCI may no longer be presented solely in the statement of changes in shareholders’ equity.  Any reclassification between OCI and net income will be presented on the face of the financial statements.  ASU 2011-05 is effective for Berkshire beginning January 1, 2012.  The adoption of ASU 2011-05 will not impact the measurement of net earnings or other comprehensive income.

Notes To Consolidated Financial Statements (Continued)

Note 3.    Significant business acquisitions

Our long-held acquisition strategy is to purchase businesses with consistent earning power, good returns on equity and able and honest management at sensible prices.

On February 12, 2010, we acquired all of the outstanding common stock of the Burlington Northern Santa Fe Corporation that we did not already own (about 264.5 million shares or 77.5% of the outstanding shares) for aggregate consideration of $26.5 billion that consisted of cash of approximately $15.9 billion with the remainder in Berkshire common stock (80,931 Class A shares and 20,976,621 Class B shares). Approximately 50% of the cash component was funded with existing cash balances with the remainder funded by proceeds from debt issued by Berkshire. The acquisition was completed through the merger of a wholly-owned merger subsidiary (a Delaware limited liability company) and Burlington Northern Santa Fe Corporation. The merger subsidiary was the surviving entity and was renamed Burlington Northern Santa Fe, LLC (“BNSF”). BNSF is based in Fort Worth, Texas, and through BNSF Railway Company operates one of the largest railroad systems in North America with approximately 32,000 route miles (including 23,000 route miles of track owned by BNSF) of track in 28 states and two Canadian provinces.

Prior to February 12, 2010, we owned 76.8 million shares of BNSF (22.5% of the outstanding shares), which were acquired between August 2006 and January 2009. We accounted for those shares pursuant to the equity method and as of February 12, 2010, our investment had a carrying value of approximately $6.6 billion. Upon completion of the acquisition of the remaining BNSF shares, we re-measured our previously owned investment in BNSF at fair value as of the acquisition date. In the first quarter of 2010, we recognized a one-time holding gain of approximately $1 billion representing the difference between the fair value of the BNSF shares that we acquired prior to February 12, 2010 and our carrying value under the equity method. BNSF’s financial statements are included in our Consolidated Financial Statements beginning as of February 13, 2010.

In the first quarter of 2011, we acquired 16.5% of the outstanding common stock of Marmon Holdings, Inc. (“Marmon”) for approximately $1.5 billion in cash, thus increasing our ownership to 80.2%.  We have owned a controlling interest in Marmon since 2008. We increased our interests in the underlying assets and liabilities of Marmon; however, under current GAAP, the excess of the purchase price over the carrying value of the noncontrolling interests acquired is not allocable to assets or liabilities. Accordingly, we recorded a charge of approximately $600 million to capital in excess of par value in our consolidated shareholders’ equity as of December 31, 2010.

On March 13, 2011, Berkshire and The Lubrizol Corporation (“Lubrizol”) entered into a merger agreement, whereby Berkshire will acquire all of the outstanding shares of Lubrizol common stock for cash of $135 per share. The aggregate merger consideration is expected to be approximately $9 billion. The acquisition was approved at a special meeting of Lubrizol shareholders on June 9, 2011. In addition to approval by Lubrizol’s shareholders, the completion of the acquisition is subject to customary closing conditions, including the expiration of waiting periods and the receipt of approvals under U.S. and applicable non-U.S. merger control regulations. We expect all such approvals to be obtained within the next one to three months.

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

In June 2011, we acquired the noncontrolling interests in Wesco Financial Corporation (“Wesco”) for aggregate consideration of $543 million consisting of cash of approximately $298 million and 3.25 million shares of Berkshire Class B common stock. Wesco is now an indirect wholly owned subsidiary of Berkshire.

Notes To Consolidated Financial Statements (Continued)

Note 4.    Investments in fixed maturity securities

Investments in securities with fixed maturities as of June 30, 2011 and December 31, 2010 are summarized below (in millions).

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2011
U.S. Treasury, U.S. government corporations and agencies	$2,225	$43	$—	$2,268
States, municipalities and political subdivisions	3,083	219	—	3,302
Foreign governments	13,264	206	(46)	13,424
Corporate bonds	11,468	2,537	(23)	13,982
Mortgage-backed securities	2,573	317	(12)	2,878
	$32,613	$3,322	$(81)	$35,854

December 31, 2010
U.S. Treasury, U.S. government corporations and agencies	$2,151	$48	$(2)	$2,197
States, municipalities and political subdivisions	3,356	225	—	3,581
Foreign governments	11,721	242	(51)	11,912
Corporate bonds	11,773	2,304	(23)	14,054
Mortgage-backed securities	2,838	312	(11)	3,139
	$31,839	$3,131	$(87)	$34,883

Investments in fixed maturity securities are reflected in the Consolidated Balance Sheets as follows (in millions).

	June 30,	December 31,
	2011	2010
Insurance and other	$34,813	$33,803
Finance and financial products	1,041	1,080
	$35,854	$34,883

As of June 30, 2011, fixed maturity investments that were in a continuous unrealized loss position for more than 12 months had unrealized losses of $21 million.  As of December 31, 2010, fixed maturity investments that were in a continuous unrealized loss position for more than 12 months had unrealized losses of $24 million.

The amortized cost and estimated fair value of securities with fixed maturities at June 30, 2011 are summarized below by contractual maturity dates. Actual maturities will differ from contractual maturities because issuers of certain of the securities retain early call or prepayment rights. Amounts are in millions.

	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Mortgage-backed securities	Total
Amortized cost	$8,314	$14,485	$4,578	$2,663	$2,573	$32,613
Fair value	8,515	15,801	5,428	3,232	2,878	35,854

Note 5.    Investments in equity securities

Investments in equity securities as of June 30, 2011 and December 31, 2010 are summarized based on the primary industry of the investee in the table below (in millions).

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2011
Banks, insurance and finance	$15,562	$10,334	$(688)	$25,208
Consumer products	13,227	13,607	—	26,834
Commercial, industrial and other	10,716	4,830	(3)	15,543
	$39,505	$28,771	$(691)	$67,585

December 31, 2010
Banks, insurance and finance	$15,519	$9,549	$(454)	$24,614
Consumer products	13,551	12,410	(212)	25,749
Commercial, industrial and other	6,474	4,682	(6)	11,150
	$35,544	$26,641	$(672)	$61,513

Notes To Consolidated Financial Statements (Continued)

Note 5.    Investments in equity securities (Continued)

Investments in equity securities are reflected in the Consolidated Balance Sheets as follows (in millions).

	June 30,	December 31,
	2011	2010
Insurance and other	$66,364	$59,819
Railroad, utilities and energy *	727	1,182
Finance and financial products *	494	512
	$67,585	$61,513

*	Included in Other assets.

As of June 30, 2011, there were no equity security investments that were in a continuous unrealized loss position for more than twelve months where other-than-temporary impairment (“OTTI”) losses were not recorded.  As of December 31, 2010 such unrealized losses were $531 million.

In the first quarter of 2011, we recorded OTTI losses of $506 million related to certain of our investments in equity securities. The OTTI losses recorded in earnings were offset by a reduction in unrealized losses recorded in other comprehensive income resulting in no impact on our consolidated shareholders’ equity. Included in the OTTI losses was $337 million related to 103.6 million shares of our investment in Wells Fargo & Company common stock. These shares had an aggregate original cost of $3,621 million. We also held an additional 255.4 million shares of Wells Fargo which were acquired at an aggregate cost of $4,394 million. These shares had an unrealized gain of $3,704 million as of March 31, 2011. Due to the length of time that certain of our Wells Fargo shares were in a continuous unrealized loss position and because we account for gains and losses on a specific identification basis, accounting regulations required us to record the unrealized losses in earnings. However, the unrealized gains are not reflected in earnings but are instead recorded directly in shareholders’ equity as a component of accumulated other comprehensive income.

Note 6.    Other investments

Other investments include fixed maturity and equity securities of The Goldman Sachs Group, Inc. (“GS”), General Electric Company (“GE”), Wm. Wrigley Jr. Company (“Wrigley”) and The Dow Chemical Company (“Dow”). A summary of other investments follows (in millions).

	Cost	Unrealized Gains	Fair Value	Carrying Value
June 30, 2011
Other fixed maturity and equity securities:
Insurance and other	$11,809	$2,396	$14,205	$13,121
Finance and financial products	2,198	631	2,829	2,817
	$14,007	$3,027	$17,034	$15,938

December 31, 2010
Other fixed maturity and equity securities:
Insurance and other	$15,700	$4,758	$20,458	$19,333
Finance and financial products	2,742	947	3,689	3,676
	$18,442	$5,705	$24,147	$23,009

In 2008, we acquired 50,000 shares of 10% Cumulative Perpetual Preferred Stock of GS (“GS Preferred”) and warrants to purchase 43,478,260 shares of common stock of GS (“GS Warrants”) for a combined cost of $5 billion. Under its terms, the GS Preferred was redeemable at any time by GS at a price of $110,000 per share ($5.5 billion in aggregate). In March 2011, GS notified us that it would fully redeem our GS Preferred investment and on April 18, 2011, we received the redemption proceeds of $5.5 billion. The GS Warrants remain outstanding and expire in 2013 and can be exercised for an aggregate cost of $5 billion ($115/share). In 2008, we also acquired 30,000 shares of 10% Cumulative Perpetual Preferred Stock of GE (“GE Preferred”) and warrants to purchase 134,831,460 shares of common stock of GE (“GE Warrants”) for a combined cost of $3 billion. The GE Preferred may be redeemed by GE beginning in October 2011 at a price of $110,000 per share ($3.3 billion in aggregate). The GE Warrants expire in 2013 and can be exercised for an additional aggregate cost of $3 billion ($22.25/share).

Notes To Consolidated Financial Statements (Continued)

Note 6.    Other investments (Continued)

In 2008, we acquired $4.4 billion par amount of 11.45% Wrigley subordinated notes due in 2018 and $2.1 billion of 5% Wrigley preferred stock. In 2009, we also acquired $1.0 billion par amount of Wrigley senior notes due in 2013 and 2014. We currently own $800 million of the Wrigley senior notes and a joint venture in which we have a 50% economic interest owns $200 million of the Wrigley senior notes. The Wrigley subordinated and senior notes are classified as held-to-maturity and we carry these investments at cost, adjusted for foreign currency exchange rate changes that apply to certain of the senior notes. We carry the Wrigley preferred stock at fair value classified as available-for-sale.

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

Note 7.    Investment gains/losses

Investment gains/losses are summarized below (in millions).

	Second Quarter		First Six Months
	2011	2010	2011	2010
Fixed maturity securities —
Gross gains from sales and other disposals	$94	$270	$176	$568
Gross losses from sales and other disposals	(4)	—	(4)	(3)
Equity and other securities —
Gross gains from sales and other disposals	1,267	123	1,268	335
Gross losses from sales and other disposals	(4)	(17)	(14)	(189)
Other	(64)	7	(38)	990
	$1,289	$383	$1,388	$1,701

Net investment gains/losses are reflected in the Consolidated Statements of Earnings as follows.

Insurance and other	$1,128	$381	$1,214	$1,696
Finance and financial products	161	2	174	5
	$1,289	$383	$1,388	$1,701

Equity and other securities investment gains in the second quarter and first six months of 2011 included $1.25 billion with respect to the redemption of our GS Preferred investment. In 2010, other investment gains included a one-time holding gain of $979 million related to our BNSF acquisition in February.

  Note 8.    Receivables

Receivables of insurance and other businesses are comprised of the following (in millions).

	June 30,	December 31,
	2011	2010
Insurance premiums receivable	$7,336	$6,342
Reinsurance recoverable on unpaid losses	2,961	2,735
Trade and other receivables	9,481	12,223
Allowances for uncollectible accounts	(382)	(383)
	$19,396	$20,917

As of December 31, 2010, trade and other receivables included approximately CHF 3.7 billion ($3.9 billion) related to the redemption of an investment. The redemption proceeds were received on January 10, 2011.

Notes To Consolidated Financial Statements (Continued)

Note 8.    Receivables (Continued)

Loans and finance receivables of finance and financial products businesses are comprised of the following (in millions).

	June 30,	December 31,
	2011	2010
Consumer installment loans and finance receivables	$13,734	$14,042
Commercial loans and finance receivables	839	1,557
Allowances for uncollectible loans	(374)	(373)
	$14,199	$15,226

Allowances for uncollectible loans primarily relate to consumer installment loans. Provisions for consumer loan losses were $161 million in the first six months of 2011 and $178 million for the first six months of 2010. Loan charge-offs, net of recoveries, were $160 million in the first six months of 2011 and $176 million for the first six months of 2010. Consumer loan amounts are net of acquisition discounts of $550 million at June 30, 2011 and $580 million at December 31, 2010. At June 30, 2011, approximately 96% of consumer installment loan balances were evaluated collectively for impairment whereas about 84% of commercial loan balances were evaluated individually for impairment.

As a part of the evaluation process, credit quality indicators are reviewed and loans are designated as performing or non-performing. At June 30, 2011, approximately 98% of consumer installment and commercial loan balances were determined to be performing and approximately 93% of those balances were current as to payment status.

Note 9.    Inventories

Inventories are comprised of the following (in millions).

	June 30,	December 31,
	2011	2010
Raw materials	$1,207	$1,066
Work in process and other	638	509
Finished manufactured goods	2,423	2,180
Goods acquired for resale	3,692	3,346
	$7,960	$7,101

Note 10.    Goodwill and other intangible assets

A reconciliation of the change in the carrying value of goodwill is as follows (in millions).

	June 30,	December 31,
	2011	2010
Balance at beginning of year	$49,006	$33,972
Acquisition of BNSF	—	14,803
Other	119	231
Balance at end of period	$49,125	$49,006

Intangible assets other than goodwill are included in other assets and are summarized as follows (in millions).

	June 30, 2011		December 31, 2010
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Insurance and other	$7,023	$2,033	$6,944	$1,816
Railroad, utilities and energy	2,087	470	2,082	306
	$9,110	$2,503	$9,026	$2,122

Trademarks and trade names	$2,033	$192	$2,027	$166
Patents and technology	2,970	1,215	2,922	1,013
Customer relationships	2,682	709	2,676	612
Other	1,425	387	1,401	331
	$9,110	$2,503	$9,026	$2,122

Notes To Consolidated Financial Statements (Continued)

Note 10.    Goodwill and other intangible assets (Continued)

Amortization expense was $374 million for the first six months of 2011 and $340 million for the first six months of 2010. Intangible assets with indefinite lives as of June 30, 2011 and December 31, 2010 were $1,640 million and $1,635 million, respectively.

Note 11.    Property, plant and equipment

Property, plant and equipment of our insurance and other businesses is comprised of the following (in millions).

	Ranges of estimated useful life	June 30, 2011	December 31, 2010
Land	—	$760	$744
Buildings and improvements	3 – 40 years	4,842	4,661
Machinery and equipment	3 – 25 years	11,707	11,573
Furniture, fixtures and other	3 – 20 years	2,061	1,932
Assets held for lease	12 –30 years	5,838	5,832
		25,208	24,742
Accumulated depreciation		(9,563)	(9,001)
		$15,645	$15,741

Depreciation expense of insurance and other businesses for the first six months of 2011 and 2010 was $791 million and $762 million, respectively.

Property, plant and equipment of our railroad, utilities and energy businesses is comprised of the following (in millions).

	Ranges of estimated useful life	June 30, 2011	December 31, 2010
Railroad:
Land	—	$5,913	$5,901
Track structure and other roadway	5 – 100 years	35,952	35,463
Locomotives, freight cars and other equipment	5 – 37 years	4,757	4,329
Construction in progress	—	747	453
Utilities and energy:
Utility generation, distribution and transmission system	5 – 85 years	38,542	37,643
Interstate pipeline assets	3 – 67 years	5,940	5,906
Independent power plants and other assets	3 – 30 years	1,100	1,097
Construction in progress	—	1,769	1,456
		94,720	92,248
Accumulated depreciation		(15,413)	(14,863)
		$79,307	$77,385

The utility generation, distribution and transmission system and interstate pipeline assets are the regulated assets of public utility and natural gas pipeline subsidiaries. Depreciation expense of the railroad, utilities and energy businesses for the first six months of 2011 was $1,396 million.  Depreciation expense for the first six months of 2010 was $1,144 million, which includes depreciation expense of BNSF from February 13, 2010 through June 30, 2010.

Notes To Consolidated Financial Statements (Continued)

Note 12.    Derivative contracts

Derivative contracts are used primarily by our finance and financial products businesses and our railroad, utilities and energy businesses. As of June 30, 2011 and December 31, 2010, substantially all of the derivative contracts of our finance and financial products businesses are not designated as hedges for financial reporting purposes. These contracts were initially entered into with the expectation that the premiums received would exceed the amounts ultimately paid to counterparties. Changes in the fair values of such contracts are reported in earnings as derivative gains/losses. A summary of derivative contracts of our finance and financial products businesses follows (in millions).

	June 30, 2011				December 31, 2010
	Assets (3)	Liabilities	Notional Value		Assets (3)	Liabilities	Notional Value
Equity index put options	$—	$6,761	$35,089	(1)	$—	$6,712	$33,891	(1)
Credit default contracts:
High yield indexes	—	110	4,841	(2)	—	159	4,893	(2)
States/municipalities	—	1,038	16,042	(2)	—	1,164	16,042	(2)
Individual corporate	88	—	3,565	(2)	84	—	3,565	(2)
Other	370	216			341	375
Counterparty netting	(81)	(39)			(82)	(39)
	$377	$8,086			$343	$8,371

(1)	Represents the aggregate undiscounted amount payable at the contract expiration dates assuming that the value of each index is zero at the contract expiration date.

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

	Second Quarter		First Six Months
	2011	2010	2011	2010
Equity index put options	$(271)	$(1,797)	$(48)	$(1,619)
Credit default contracts	142	(320)	212	(112)
Other	(55)	(59)	(77)	(34)
	$(184)	$(2,176)	$87	$(1,765)

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

At June 30, 2011, the aggregate intrinsic value (the undiscounted liability assuming the contracts are settled on their future expiration dates based on the June 30, 2011 index values and foreign currency exchange rates) was approximately $3.9 billion. However, these contracts may not be unilaterally terminated or fully settled before the expiration dates and therefore the ultimate amount of cash basis gains or losses on these contracts may not be determined for many years. The remaining weighted average life of all contracts was approximately 9.5 years at June 30, 2011.

Our credit default contracts pertain to various indexes of non-investment grade (or “high yield”) corporate issuers, as well as investment grade state/municipal and individual corporate debt issuers. These contracts cover the loss in value of specified debt obligations of the issuers arising from default events, which are usually from their failure to make payments or bankruptcy. Loss amounts are subject to aggregate contract limits. We entered into no new contracts in 2010 or 2011.

Notes To Consolidated Financial Statements (Continued)

Note 12.    Derivative contracts (Continued)

The high yield index contracts are comprised of specified North American corporate issuers (usually 100 in number at inception) whose obligations are rated below investment grade. High yield contracts remaining in-force at June 30, 2011 expire in 2012 and 2013. State and municipality contracts are comprised of over 500 state and municipality issuers and had a weighted average contract life at June 30, 2011 of approximately 9.7 years. Potential obligations related to approximately 50% of the notional value of the state and municipality contracts cannot be settled before the maturity dates of the underlying obligations, which range from 2019 to 2054.

Premiums on the high yield index and state/municipality contracts were received in full at the inception dates of the contracts and, as a result, we have no counterparty credit risk. Our payment obligations under certain of these contracts are on a first loss basis. Losses under other contracts are subject to aggregate deductibles that must be satisfied before we have any payment obligations.

Individual corporate credit default contracts primarily relate to issuers of investment grade obligations. In most instances, premiums are due from counterparties on a quarterly basis over the terms of the contracts. As of June 30, 2011, all of the remaining contracts in-force will expire in 2013.

With limited exceptions, our equity index put option and credit default contracts contain no collateral posting requirements with respect to changes in either the fair value or intrinsic value of the contracts and/or a downgrade of Berkshire’s credit ratings. As of June 30, 2011, our collateral posting requirement under contracts with collateral provisions was $25 million compared to $31 million at December 31, 2010. As of June 30, 2011, had Berkshire’s credit ratings (currently AA+ from Standard & Poor’s and Aa2 from Moody’s) been downgraded below either A- by Standard & Poor’s or A3 by Moody’s an additional $1.1 billion would have been required to be posted as collateral.

Our railroad and regulated utility subsidiaries are exposed to variations in the market prices in the purchases and sales of natural gas and electricity and in the purchases of fuel. Derivative instruments, including forward purchases and sales, futures, swaps and options, are used to manage these price risks. Unrealized gains and losses under the contracts of our regulated utilities that are probable of recovery through rates are recorded as a regulatory net asset or liability. Unrealized gains or losses on contracts accounted for as cash flow or fair value hedges are recorded in accumulated other comprehensive income or in net earnings, as appropriate. Derivative contract assets included in other assets of railroad, utilities and energy businesses were $142 million and $231 million as of June 30, 2011 and December 31, 2010, respectively. Derivative contract liabilities included in accounts payable, accruals and other liabilities of railroad, utilities and energy businesses were $464 million as of June 30, 2011 and $621 million as of December 31, 2010.

Note 13.    Supplemental cash flow information

A summary of supplemental cash flow information for the first six months of 2011 and 2010 is presented in the following table (in millions).

	First Six Months
	2011	2010
Cash paid during the period for:
Income taxes	$802	$2,319
Interest of insurance and other businesses	115	80
Interest of railroad, utilities and energy businesses	904	790
Interest of finance and financial products businesses	340	361

Non-cash investing and financing activities:
Liabilities assumed in connection with acquisition of BNSF	—	30,968
Common stock issued in connection with acquisition of BNSF	—	10,577
Common stock issued in connection with acquisition of noncontrolling interests in Wesco Financial Corporation	245	—

Notes To Consolidated Financial Statements (Continued)

Note 14.    Notes payable and other borrowings

Notes payable and other borrowings are summarized below (in millions). The average interest rates shown in the following tables are the weighted average interest rates on outstanding debt as of June 30, 2011. Maturity date ranges are based on borrowings as of June 30, 2011.

	Average Interest Rate	June 30, 2011	December 31, 2010
Insurance and other:
Issued by Berkshire parent company due 2012-2047	1.9%	$6,287	$8,360
Short-term subsidiary borrowings	0.3%	1,532	1,682
Other subsidiary borrowings due 2011-2036	5.3%	2,342	2,429
		$10,161	$12,471

In connection with the BNSF acquisition, the Berkshire parent company issued $8.0 billion aggregate par amount of senior unsecured notes, including $2.0 billion par amount of floating rate notes that matured in February 2011.

	Average Interest Rate	June 30, 2011	December 31, 2010
Railroad, utilities and energy:
Issued by MidAmerican Energy Holdings Company (“MidAmerican”) and its subsidiaries:
MidAmerican senior unsecured debt due 2012-2037	6.1%	$5,371	$5,371
Subsidiary and other debt due 2011-2039	5.7%	14,389	14,275
Issued by BNSF due 2011-2097	6.0%	12,516	11,980
		$32,276	$31,626

MidAmerican subsidiary debt represents amounts issued pursuant to separate financing agreements. All or substantially all of the assets of certain MidAmerican subsidiaries are or may be pledged or encumbered to support or otherwise secure the debt. These borrowing arrangements generally contain various covenants including, but not limited to, leverage ratios, interest coverage ratios and debt service coverage ratios. BNSF’s borrowings are primarily unsecured. As of June 30, 2011, BNSF and MidAmerican and its subsidiaries were in compliance with all applicable covenants. Berkshire does not guarantee any debt or other borrowings of BNSF, MidAmerican or their subsidiaries.

	Average Interest Rate	June 30, 2011	December 31, 2010
Finance and financial products:
Issued by Berkshire Hathaway Finance Corporation (“BHFC”) due 2012-2040	4.3%	$11,529	$11,535
Issued by other subsidiaries due 2011-2036	5.1%	2,751	2,942
		$14,280	$14,477

BHFC is a 100% owned finance subsidiary of Berkshire, which has fully and unconditionally guaranteed its securities. In January 2011, BHFC issued $1.5 billion par amount of notes and repaid $1.5 billion of maturing notes. The new notes are unsecured and are comprised of $750 million par amount of 4.25% senior notes due in 2021, $375 million par amount of 1.5% senior notes due in 2014 and $375 million par amount of floating rate senior notes due in 2014.

Our subsidiaries have approximately $5.9 billion of available unused lines of credit and commercial paper capacity in the aggregate at June 30, 2011, to support our short-term borrowing programs and provide additional liquidity. Generally, Berkshire’s guarantee of a subsidiary’s debt obligation is an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all present and future payment obligations.

Notes To Consolidated Financial Statements (Continued)

Note 15.    Fair value measurements

The estimated fair values of our financial instruments are shown in the following table (in millions). The carrying values of cash and cash equivalents, accounts receivable and accounts payable, accruals and other liabilities are deemed to be reasonable estimates of their fair values.

	Carrying Value		Fair Value
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Investments in fixed maturity securities	$35,854	$34,883	$35,854	$34,883
Investments in equity securities	67,585	61,513	67,585	61,513
Other investments	15,938	23,009	17,034	24,147
Loans and finance receivables	14,199	15,226	13,436	14,453
Derivative contract assets (1)	519	574	519	574
Notes payable and other borrowings:
Insurance and other	10,161	12,471	10,424	12,705
Railroad, utilities and energy	32,276	31,626	34,619	33,932
Finance and financial products	14,280	14,477	15,061	15,191
Derivative contract liabilities:
Railroad, utilities and energy (2)	464	621	464	621
Finance and financial products	8,086	8,371	8,086	8,371

(1)	Included in Other assets

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

Level 1 – Inputs represent unadjusted quoted prices for identical assets or liabilities exchanged in active markets. Substantially all of our investments in equity securities are traded on an exchange in active markets and fair values are based on the closing prices as of the balance sheet date.

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

Notes To Consolidated Financial Statements (Continued)

Note 15.    Fair value measurements (Continued)

Level 3 – Inputs include unobservable inputs used in the measurement of assets and liabilities. Management is required to use its own assumptions regarding unobservable inputs because there is little, if any, market activity in the assets or liabilities or related observable inputs that can be corroborated at the measurement date. Unobservable inputs require management to make certain projections and assumptions about the information that would be used by market participants in pricing assets or liabilities. Measurements of non-exchange traded derivative contracts and certain other investments carried at fair value are based primarily on valuation models, discounted cash flow models or other valuation techniques that are believed to be used by market participants. We value equity index put option contracts based on the Black-Scholes option valuation model which we believe is widely used by market participants. Inputs to this model include current index price, expected volatility, dividend and interest rates and contract duration. Our credit default contracts are primarily valued based on models that incorporate observable credit default spreads, contract durations, interest rates and other inputs believed to be used by market participants in estimating fair value. Our credit default and equity index put option contracts are not exchange traded and certain contract terms are not standard in derivatives markets. For example, we are not required to post collateral under most of our contracts. For these reasons, we classified these contracts as Level 3.

Financial assets and liabilities measured and carried at fair value on a recurring basis in our financial statements are summarized, according to the hierarchy previously described, as follows (in millions).

	Total Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2011
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$2,268	$694	$1,571	$3
States, municipalities and political subdivisions	3,302	—	3,302	—
Foreign governments	13,424	5,554	7,749	121
Corporate bonds	13,982	32	13,297	653
Mortgage-backed securities	2,878	—	2,878	—
Investments in equity securities	67,585	67,463	82	40
Other investments	10,704	—	—	10,704

Net derivative contract (assets)/liabilities:
Railroad, utilities and energy	322	4	85	233
Finance and financial products:
Equity index put options	6,761	—	—	6,761
Credit default obligations	1,060	—	—	1,060
Other	(112)	—	(26)	(86)

December 31, 2010
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$2,197	$535	$1,658	$4
States, municipalities and political subdivisions	3,581	—	3,581	—
Foreign governments	11,912	5,633	6,167	112
Corporate bonds	14,054	23	13,346	685
Mortgage-backed securities	3,139	—	3,139	—
Investments in equity securities	61,513	61,390	88	35
Other investments	17,589	—	—	17,589

Net derivative contract (assets)/liabilities:
Railroad, utilities and energy	390	7	52	331
Finance and financial products:
Equity index put options	6,712	—	—	6,712
Credit default obligations	1,239	—	—	1,239
Other	77	—	137	(60)

Notes To Consolidated Financial Statements (Continued)

Note 15.    Fair value measurements (Continued)

Reconciliations of assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the first six months ended June 30, 2011 and 2010 follow (in millions).

	Investments in fixed maturity securities	Investments in equity securities	Other investments	Net derivative contract liabilities
Balance at December 31, 2009	$918	$304	$18,562	$(9,196)
Gains (losses) included in:
Earnings	—	—	—	(1,777)
Other comprehensive income	20	(2)	(1,521)	—
Regulatory assets and liabilities	—	—	—	(49)
Purchases, sales, issuances and settlements	9	(1)	—	89
Transfers into (out of) Level 3	(137)	(260)	—	—
Balance at June 30, 2010	$810	$41	$17,041	$(10,933)

Balance at December 31, 2010	$801	$35	$17,589	$(8,222)
Gains (losses) included in:
Earnings	—	—	—	194
Other comprehensive income	3	5	(1,385)	—
Regulatory assets and liabilities	—	—	—	83
Acquisitions	6	—	—	(34)
Dispositions	(33)	—	—	11
Transfers into (out of) Level 3	—	—	(5,500)	—
Balance at June 30, 2011	$777	$40	$10,704	$(7,968)

Gains and losses included in net earnings are included as components of investment gains/losses, derivative gains/losses and other revenues, as appropriate and are related to changes in valuations of derivative contracts and disposal or settlement transactions. Other investments with Level 3 measurements at December 31, 2010 included our investments in GS, GE, Dow and Wrigley preferred stock and the GS and GE warrants. As of March 31, 2011, we transferred our investment in GS Preferred Stock to Level 2 measurements given the then pending redemption of that investment which occurred on April 18, 2011.

Note 16.    Common stock

Changes in issued and outstanding Berkshire common stock during the first six months of 2011 are shown in the table below.

	Class A, $5 Par Value	Class B, $0.0033 Par Value
	(1,650,000 shares authorized) Shares Issued and Outstanding	(3,225,000,000 shares authorized) Shares Issued and Outstanding
Balance at December 31, 2010	947,460	1,050,990,468
Shares issued to acquire noncontrolling interests of Wesco Financial Corporation	—	3,253,472
Conversions of Class A common stock to Class B common stock and exercises of replacement stock options issued in the BNSF acquisition	(6,698)	11,522,505
Balance at June 30, 2011	940,762	1,065,766,445

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

On an equivalent Class A common stock basis, there were 1,651,273 shares outstanding as of June 30, 2011 and 1,648,120 shares outstanding as of December 31, 2010. In addition to our common stock, 1,000,000 shares of preferred stock are authorized, but none of which are issued and outstanding.

Notes To Consolidated Financial Statements (Continued)

Note 17.    Business segment data

Revenues by business segment for the second quarter and first six months of 2011 and 2010 follow (in millions).

	Second Quarter		First Six Months
	2011	2010	2011	2010
Operating Businesses:
Insurance group:
Premiums earned:
GEICO	$3,818	$3,554	$7,493	$7,008
General Re	1,444	1,373	2,881	2,813
Berkshire Hathaway Reinsurance Group	3,268	1,546	5,212	3,653
Berkshire Hathaway Primary Group	419	391	845	816
Investment income	1,410	1,500	2,676	2,802
Total insurance group	10,359	8,364	19,107	17,092
Burlington Northern Santa Fe	4,790	4,094	9,323	6,167	*
Finance and financial products	991	1,149	1,904	2,126
Marmon	1,781	1,562	3,455	2,959
McLane Company	8,444	8,293	16,211	15,723
MidAmerican	2,678	2,672	5,558	5,649
Other businesses	8,009	7,185	15,217	13,711
	37,052	33,319	70,775	63,427
Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	1,105	(1,793)	969	(64)
Eliminations and other	117	183	250	383
	$38,274	$31,709	$71,994	$63,746

Earnings before income taxes by business segment for the second quarter and first six months of 2011 and 2010 follow (in millions).

	Second Quarter		First Six Months
	2011	2010	2011	2010
Operating Businesses:
Insurance group:
Underwriting gain (loss):
GEICO	$159	$329	$496	$628
General Re	132	222	(194)	183
Berkshire Hathaway Reinsurance Group	(354)	117	(1,697)	169
Berkshire Hathaway Primary Group	54	48	110	81
Net investment income	1,404	1,494	2,665	2,777
Total insurance group	1,395	2,210	1,380	3,838
Burlington Northern Santa Fe	1,070	974	2,035	1,450 *
Finance and financial products	177	164	333	285
Marmon	273	219	495	409
McLane Company	105	109	187	189
MidAmerican	320	338	771	733
Other businesses	976	860	1,651	1,443
	4,316	4,874	6,852	8,347
Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	1,105	(1,793)	969	(64)
Interest expense, excluding interest allocated to operating businesses	(50)	(53)	(101)	(102)
Eliminations and other	(106)	(90)	(221)	(145)
	$5,265	$2,938	$7,499	$8,036

*	Includes revenues and earnings from February 13, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings attributable to Berkshire Hathaway are disaggregated in the table that follows. Amounts are after deducting income taxes and exclude earnings attributable to noncontrolling interests. Amounts are in millions.

	Second Quarter		First Six Months
	2011	2010	2011	2010
Insurance – underwriting	$(7)	$462	$(828)	$688
Insurance – investment income	995	1,088	1,947	2,076
Railroad	690	603	1,297	885	*
Utilities and energy	215	233	516	456
Manufacturing, service and retailing	789	671	1,347	1,148
Finance and financial products	110	103	206	178
Other	(88)	(86)	(188)	(135)
Investment and derivative gains/losses	713	(1,106)	631	305
Net earnings attributable to Berkshire Hathaway	$3,417	$1,968	$4,928	$5,601

*	BNSF’s earnings are for the period from February 13 through June 30.

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

On February 12, 2010, we completed the acquisition of the 77.5% of BNSF common stock that we did not already own. Beginning as of February 13, 2010, BNSF’s results and net earnings are included fully in our consolidated results. Prior to February 13, 2010, our share of net earnings related to our previously held investments in BNSF was determined under the equity method and is included as a component of insurance investment income in the preceding table.

During the first six months of 2011, insurance underwriting results of our reinsurance operations included after-tax losses of approximately $1.2 billion from several significant catastrophe events. After-tax losses from catastrophes occurring in the first six months of 2010 were approximately $400 million.

Our after-tax investment and derivative gains for the second quarter and first six months of 2011 were $713 million and $631 million, respectively.  In the second quarter of 2011, we recorded an after-tax gain of approximately $806 million from the redemption of our investment in Goldman Sachs 10% Preferred Stock.  After-tax investment and derivative gains in 2011 also included other-than-temporary impairment (“OTTI”) losses related to certain equity securities of approximately $322 million recorded in the first quarter. These OTTI losses had no impact on our consolidated shareholders’ equity.  In the second quarter of 2010, our after-tax net investment and derivative losses of $1,106 million were primarily due to the changes in estimated fair value of our equity index put option contracts.  In the first quarter of 2010, we recognized a one-time holding gain of approximately $1 billion related to our acquisition of BNSF.  See Note 3 to the Consolidated Financial Statements. We believe that investment and derivative gains/losses are often meaningless in terms of understanding our reported results or evaluating our economic performance.  These gains and losses have caused and may continue to cause significant volatility in our periodic earnings.

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

Our management views insurance businesses as possessing two distinct operations – underwriting and investing. Underwriting decisions are the responsibility of the unit managers; investing, with very limited exceptions, is the responsibility of Berkshire’s Chairman and CEO, Warren E. Buffett. Accordingly, we evaluate the performance of our underwriting operations without any allocation of investment income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Underwriting (Continued)

Our periodic underwriting results are often affected significantly by changes in estimates for unpaid losses and loss adjustment expenses, including amounts established for occurrences in prior years. Actual claim settlements and revised loss estimates will develop over time, which will likely differ from the estimates recorded as of June 30. Accordingly, the loss reserve estimates recorded as of June 30 may develop upward or downward in future periods with a corresponding decrease or increase, respectively, to pre-tax earnings.  In addition, the timing and amount of catastrophe losses can produce significant volatility in our periodic underwriting results, particularly with respect to BHRG and General Re. For the first six months of 2011, we recorded aggregate pre-tax provisions for estimated catastrophe losses of approximately $1.9 billion arising from several current year events, including the earthquakes in Japan and New Zealand, as well as weather related events in Australia and the U.S. Our underwriting results also include significant unrealized foreign currency transaction gains and losses arising from the valuation of certain non-U.S. Dollar denominated reinsurance liabilities into U.S. Dollars as a result of foreign currency exchange rate fluctuations. Given the magnitude of the catastrophe losses in the first six months of 2011, as well as the potential for additional losses over the last half of the year, including exposure to hurricanes in the U.S., we believe it is unlikely that our combined insurance operations will achieve an underwriting profit for the year ending December 31, 2011.

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

A summary follows of underwriting results from our insurance businesses. Amounts are in millions.

	Second Quarter		First Six Months
	2011	2010	2011	2010
Underwriting gain (loss) attributable to:
GEICO	$159	$329	$496	$628
General Re	132	222	(194)	183
Berkshire Hathaway Reinsurance Group	(354)	117	(1,697)	169
Berkshire Hathaway Primary Group	54	48	110	81
Pre-tax underwriting gain (loss)	(9)	716	(1,285)	1,061
Income taxes and noncontrolling interests	(2)	254	(457)	373
Net underwriting gain (loss)	$(7)	$462	$(828)	$688

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

	Second Quarter				First Six Months
	2011		2010		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums earned	$3,818	100.0	$3,554	100.0	$7,493	100.0	$7,008	100.0
Losses and loss adjustment expenses	2,954	77.4	2,604	73.3	5,607	74.8	5,136	73.3
Underwriting expenses	705	18.4	621	17.4	1,390	18.6	1,244	17.7
Total losses and expenses	3,659	95.8	3,225	90.7	6,997	93.4	6,380	91.0
Pre-tax underwriting gain	$159		$329		$496		$628

Premiums earned in the second quarter and first six months of 2011 increased $264 million (7.4%) and $485 million (6.9%), respectively, as compared to premiums earned in the corresponding 2010 periods. Over the past year, voluntary auto policies-in-force increased 7.9%. The increase in policies-in-force in 2011 reflected an increase of 17.5% in voluntary auto new business sales during the first six months of 2011 and higher retention rates of existing customers. Voluntary auto policies-in-force at June 30, 2011 were approximately 473,000 greater than at December 31, 2010 and were approximately 1,036,000 greater than at December 31, 2009.

Losses and loss adjustment expenses incurred in the second quarter and first six months of 2011 increased $350 million (13.4%) and $471 million (9.2%), respectively, from amounts incurred in the same periods in 2010. The increases in losses and loss adjustment expenses reflected the increases in premiums from higher policies-in-force, and generally modest increases in average claims frequencies and severities in the significant coverage categories. In 2011, catastrophe losses were $114 million in the second quarter and $124 million in the first six months. In 2010, catastrophe losses were $44 million in the second quarter and $63 million in the first six months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance —Underwriting (Continued)

GEICO (Continued)

In 2011, underwriting expenses increased $84 million (13.5%) for the second quarter and $146 million (11.7%) for the first six months over the corresponding 2010 periods. The increases reflected additional advertising and payroll costs arising from the generation of new business and the servicing of existing business.

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

	Premiums earned				Pre-tax underwriting gain (loss)
	Second Quarter		First Six Months		Second Quarter		First Six Months
	2011	2010	2011	2010	2011	2010	2011	2010
Property/casualty	$755	$697	$1,470	$1,446	$41	$164	$(283)	$103
Life/health	689	676	1,411	1,367	91	58	89	80
	$1,444	$1,373	$2,881	$2,813	$132	$222	$(194)	$183

Property/casualty

Property/casualty premiums earned in the second quarter and first six months of 2011 increased $58 million (8.3%) and $24 million (1.7%), respectively, versus the corresponding 2010 periods. Excluding the effects of foreign currency exchange rate changes, premiums earned in the first six months of 2011 declined $40 million (2.7%) from 2010. The decline reflected lower premiums earned from North American property treaty business partially offset by higher premiums earned from European property treaty and broker-market motor liability business. Price competition in most property and casualty lines persists. Our underwriters continue to exercise discipline by not accepting offers to write business where prices are deemed inadequate. We remain prepared to increase volumes should market conditions improve.

The property/casualty operations generated an underwriting gain of $41 million in the second quarter of 2011 and an underwriting loss of $283 million for the first six months of 2011. In 2011, the property business generated near break-even underwriting results in the second quarter and a net underwriting loss of $353 million for the first six months. In 2011, property underwriting results included catastrophe losses incurred of $139 million in the second quarter and $630 million in the first six months.  The catastrophe losses were primarily from a number of 2011 events including earthquakes in Japan and New Zealand and various tornado and other weather related loss events in the United States and Australia. The casualty/workers’ compensation business generated an underwriting gain of $70 million for the first six months of 2011, reflecting overall reductions in estimated prior years’ casualty loss reserves.

The property/casualty operations generated underwriting gains of $164 million in the second quarter of 2010 and $103 million for the first six months of 2010. Underwriting gains for the first six months of 2010 were attributable to the casualty business, which reflected overall reductions in estimated prior years’ casualty loss reserves. The property business for the first six months of 2010 produced break-even underwriting results and included $238 million of catastrophe losses arising primarily from the earthquake in Chile and weather related losses in Europe, Australia and New England.

Life/health

Life/health premiums earned in 2011 increased $13 million (1.9%) for the second quarter and $44 million (3.2%) for the first six months versus the comparable periods in 2010.  Adjusting for the effects of foreign currency exchange rate changes, premiums earned in the first six months of 2011 declined $35 million (2.5%) versus 2010, primarily due to lower U.S. life and medical supplement business. Underwriting results for the global life/health operations produced underwriting gains of $91 million in the second quarter of 2011 and $89 million for the first six months of 2011. The second quarter underwriting gains were driven by lower mortality in our international operations. Underwriting results for the first six months of 2011 also reflected reserve increases attributable to the earthquakes in Japan and New Zealand and losses from increases in the frequency and severity of health claims in the U.S. The life/health operations produced underwriting gains of $58 million in the second quarter of 2010 and $80 million for the first six months of 2010 due primarily to lower mortality in our international life business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance —Underwriting (Continued)

Berkshire Hathaway Reinsurance Group (“BHRG”)

Through the BHRG, we underwrite excess-of-loss reinsurance and quota-share coverages on property and casualty risks for insurers and reinsurers worldwide. BHRG’s business includes catastrophe excess-of-loss reinsurance and excess primary and facultative reinsurance for large or otherwise unusual discrete property risks referred to as individual risk. BHRG also writes retroactive reinsurance, which provides indemnification of losses and loss adjustment expenses with respect to past loss events. Other multi-line business refers to other property and casualty business written on both a quota-share and excess basis and includes a 20% quota-share contract with Swiss Reinsurance Company Ltd. (“Swiss Re”) covering substantially all of Swiss Re’s property/casualty risks incepting between January 1, 2008 and December 31, 2012. We currently do not anticipate that the Swiss Re quota-share contract will be renewed or extended. BHRG’s underwriting activities also include life reinsurance as well as a life annuity business. BHRG’s underwriting results are summarized in the table below. Amounts are in millions.

	Premiums earned				Pre-tax underwriting gain/loss
	Second Quarter		First Six Months		Second Quarter		First Six Months
	2011	2010	2011	2010	2011	2010	2011	2010
Catastrophe and individual risk	$170	$164	$359	$326	$108	$109	$(165)	$227
Retroactive reinsurance	1,676	205	1,819	352	(100)	(74)	(255)	(229)
Other multi-line property/casualty	910	832	2,043	1,671	(320)	173	(1,230)	300
Life and annuity	512	345	991	1,304	(42)	(91)	(47)	(129)
	$3,268	$1,546	$5,212	$3,653	$(354)	$117	$(1,697)	$169

Premiums earned in the first six months of 2011 from catastrophe and individual risk contracts increased $33 million (10%) versus the first six months of 2010 largely due to reinstatement premiums resulting from the first quarter earthquake losses. The level of business written in a given period will vary significantly due to changes in market conditions and management’s assessment of the adequacy of premium rates. We constrained the volume of business written in 2010 and 2011 as premium rates have not been attractive enough to warrant increasing volume.  However, we have the capacity and will to write substantially more business when appropriate pricing can be obtained.

Catastrophe and individual risk underwriting results for the first six months of 2011 included estimated catastrophe losses incurred of $454 million which were attributable to the earthquakes in Japan and New Zealand.  Catastrophe and individual risk underwriting results for the first six months of 2010 included estimated losses of $133 million from the earthquake in Chile and the Gulf of Mexico BP Deepwater Horizon oil rig explosion, partially offset by reductions in estimated prior years’ loss reserves.

Premiums earned under retroactive reinsurance contracts in the second quarter and first six months of 2011 included approximately $1.68 billion from a reinsurance contract with Eaglestone Reinsurance Company, a subsidiary of American International Group, Inc. (“AIG”), which closed in June. Under the contract, we agreed to reinsure the bulk of AIG’s U.S. asbestos liabilities. The agreement provides for a maximum limit of indemnification of $3.5 billion.  Under existing accounting guidance for retroactive reinsurance contracts, the excess of estimated undiscounted loss reserves of approximately $2.5 billion over the premiums earned at the inception of the contract is recorded as a deferred charge asset, which is amortized over the estimated claim settlement period.  Accordingly, there was no impact on pre-tax underwriting results from this contract at its inception.

Retroactive policies generally provide very large, but limited, indemnification of unpaid losses and loss adjustment expenses with respect to past loss events that are generally expected to be paid over long periods of time. The underwriting losses from retroactive policies primarily represent the periodic amortization of deferred charges established at the inception of the contracts. At June 30, 2011, the unamortized deferred charges associated with all of BHRG’s retroactive reinsurance contracts were approximately $4.3 billion and estimated unpaid losses attributable to such contracts were approximately $20.9 billion.

Premiums earned in the second quarter and first six months of 2011 from other multi-line property and casualty business included $590 million and $1,375 million, respectively, from the Swiss Re quota-share contract.  In 2010, premiums earned from this contract were $592 million for the second quarter and $1,190 million for the first six months. In 2011 periods, premiums earned also reflected increased volume from the London-based international markets. Underwriting losses in the second quarter and first six months of 2011 from other multi-line property and casualty business included estimated catastrophe losses incurred of approximately $25 million and $731 million, respectively. Such losses were primarily from the earthquakes in Japan and New Zealand. Underwriting results in 2010 included estimated catastrophe losses of approximately $76 million for the second quarter and $216 million for the first six months attributable to the earthquake in Chile and the Gulf of Mexico BP Deepwater Horizon oil rig explosion.  Underwriting results in 2011 also included unrealized foreign currency transaction losses of $220 million in the second quarter and $393 million in the first six months arising from the conversion of certain reinsurance loss reserves and other liabilities that are denominated in foreign currencies into U.S. Dollars. In 2010, underwriting results included unrealized foreign currency transaction gains of $47 million in the second quarter and $177 million in the first six months. These gains and losses result from changes in the value of the U.S. Dollar versus other currencies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance —Underwriting (Continued)

Berkshire Hathaway Reinsurance Group (“BHRG”) (Continued)

Life and annuity premiums earned in 2011 increased $167 million for the second quarter and decreased $313 million for the first six months compared with premiums earned in the 2010 periods. In 2011, premiums earned included a life reinsurance business acquired as of December 31, 2010. Substantially all of the premiums in 2010 were attributable to a reinsurance contract related to a closed block of life reinsurance business of Swiss Re Life & Health America Inc. (“SRLHA”). Premiums earned in the first six months of 2010 from the SRLHA contract included approximately $600 million for the period between the October 1, 2009 effective date of the SRLHA contract and closing of the transaction in January 2010.  In 2011, underwriting losses of the life and annuity business were $42 million for the second quarter and $47 million for the first six months. The underwriting results of the life and annuity business included a portfolio of annuity policies, most of which were written several years ago. For the first six months of 2011 and 2010, these policies generated underwriting losses of $48 million and $54 million, respectively, primarily related to periodic interest that accretes under the policies. At June 30, 2011, annuity reserves for policies in force were approximately $1,765 million.

Berkshire Hathaway Primary Group

Premiums earned in the first six months by our various primary insurers were $845 million in 2011 and $816 million in 2010. Our primary insurers have the capacity and will to write substantially more volume if market conditions improve. For the first six months of 2011 and 2010, our primary insurers produced underwriting gains of $110 million and $81 million, respectively. The increase in underwriting gains in 2011 was primarily due to reductions of MedPro’s estimated prior years’ loss reserves partially offset by increased underwriting losses from the Berkshire Hathaway Homestate Companies.

Insurance—Investment Income

A summary of net investment income of our insurance operations follows. Amounts are in millions.

	Second Quarter		First Six Months
	2011	2010	2011	2010
Investment income before taxes, noncontrolling interests and equity method earnings	$1,404	$1,494	$2,665	$2,777
Income taxes and noncontrolling interests	409	406	718	751
Net investment income before equity method earnings	995	1,088	1,947	2,026
Equity method earnings	—	—	—	50
Net investment income	$995	$1,088	$1,947	$2,076

Investment income consists of interest and dividends earned on cash equivalents and investments of our insurance businesses. Pre-tax investment income in the second quarter and first six months of 2011 declined $90 million (6%) and $112 million (4%), respectively, compared with the corresponding prior year periods. Investment income earned in 2011 was favorably impacted by increased dividend rates with respect to several of our common stock holdings, including Wells Fargo and US Bancorp. However, investment income in 2011 was negatively impacted by the redemption in April 2011 of our investment in Goldman Sachs 10% Preferred Stock and the redemption in the fourth quarter of 2010 of our CHF 3 billion investment in a 12% Swiss Re capital instrument. Our insurance subsidiaries earned dividends from these investments of $372 million in the first six months of 2010 compared with $191 million in the first six months of 2011. In addition, General Electric has disclosed that it plans to retire our 10% Preferred Stock ($3 billion liquidation value) investment in October 2011. As a result, our investment income for the third quarter of 2011 (and likely beyond) will be negatively impacted, given the relatively low yields currently available from new investment opportunities.

A summary of cash and investments held in our insurance businesses follows. Other investments include our investments in Wrigley, Goldman Sachs, General Electric and Dow Chemical. Amounts are in millions.

	June 30,	Dec. 31,
	2011	2010
Cash and cash equivalents	$33,161	$24,818
Equity securities	66,045	59,517
Fixed maturity securities	33,196	32,889
Other	13,121	19,133
	$145,523	$136,357

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Investment Income (Continued)

Fixed maturity investments as of June 30, 2011 were as follows. Amounts are in millions.

	Amortized cost	Unrealized gains/losses	Fair value
U.S. Treasury, U.S. government corporations and agencies	$2,225	$43	$2,268
States, municipalities and political subdivisions	3,083	219	3,302
Foreign governments	11,649	161	11,810
Corporate bonds, investment grade	5,027	569	5,596
Corporate bonds, non-investment grade	5,892	1,893	7,785
Mortgage-backed securities	2,181	254	2,435
	$30,057	$3,139	$33,196

All U.S. government obligations are rated AAA by the major rating agencies and approximately 87% of all state, municipal and political subdivisions, foreign government obligations and mortgage-backed securities were rated AA or higher. Non-investment grade securities represent securities that are rated below BBB- or Baa3.

Invested assets derive from shareholder capital and reinvested earnings as well as net liabilities under insurance contracts or “float.” The major components of float are unpaid losses, life, annuity and health benefit liabilities, unearned premiums and other liabilities to policyholders less premiums and reinsurance receivables, deferred charges assumed under retroactive reinsurance contracts and deferred policy acquisition costs. Float approximated $71 billion at June 30, 2011 and $66 billion at December 31, 2010. The cost of float for the first six months, as represented by the ratio of our underwriting loss to average float, was about 2% in 2011 and was negative in 2010, as our insurance businesses generated an underwriting gain.

Railroad (“BNSF”)

We acquired control of Burlington Northern Santa Fe Corporation including its subsidiary BNSF Railway Company, (“BNSF”) on February 12, 2010. BNSF’s revenues and operating results are included in our consolidated results beginning immediately after the acquisition. For the period between January 1, 2010 and February 12, 2010, we accounted for our investment in BNSF pursuant to the equity method. Our share of BNSF’s earnings for that period is included in net investment income of our insurance group.  Earnings of BNSF are summarized below (in millions). BNSF’s earnings for the first six months of 2010 are provided for comparison, although these results are not fully reflected in our consolidated financial statements.

	Second Quarter		First Six Months	Feb. 13, 2010 to	First Six Months
	2011	2010	2011	June 30, 2010	2010
Revenues	$4,790	$4,094	$9,323	$6,167	$7,958
Operating expenses	3,582	3,010	7,014	4,544	5,886
Interest expense	138	110	274	173	245
	3,720	3,120	7,288	4,717	6,131

Pre-tax earnings	1,070	974	2,035	1,450	1,827
Income taxes	380	371	738	565	718
Net earnings	$690	$603	$1,297	$885	$1,109

BNSF operates one of the largest railroad systems in North America with approximately 32,000 route miles of track in 28 states and two Canadian provinces. BNSF’s major business groups are classified by product shipped and include consumer products, coal, industrial products and agricultural products. The discussion that follows compares BNSF’s results for the six months ending June 30, 2011 to the same six month period in 2010.

Revenues during the second quarter and first six months of 2011 were $4,790 million and $9,323 million, respectively, representing increases of $696 million (17%) and $1,365 million (17%), respectively, over 2010. Revenues in each period include fuel surcharges to customers under programs intended to recover incremental fuel costs when fuel prices exceed threshold fuel prices. Overall, the increases in revenues in 2011 reflected higher average revenues per car/unit of 13% for the second quarter and 11% for the first six months as well as increases in cars/units handled of 4% for the second quarter and 6% for the first six months. Average revenues per car/unit in 2011 included the effects of increases in fuel surcharges of 44% for the second quarter and 41% for the first six months. The increases in fuel surcharges were driven by higher fuel costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Railroad (“BNSF”) (Continued)

In 2011, consumer products revenues increased due primarily to higher unit volumes within international and domestic intermodal traffic, partially offset by lower automotive unit volumes as a result of the business disruption in Japan from the earthquake in March. Coal revenues increased over 2010 primarily due to higher average revenues per car/unit, despite lower unit volumes, which were partially attributable to the impacts of severe flooding along key coal routes. Industrial products revenues increased over 2010 primarily as a result of increased unit volumes, particularly from higher steel and sand shipments. Agricultural products revenues increased over 2010, reflecting increased wheat shipments primarily from strong export demand.

Operating expenses in 2011 were $3.6 billion for the second quarter and $7.0 billion for the first six months, representing increases of 19% in each period compared to 2010. Fuel expenses increased $334 million in the second quarter and $614 million in first six months of 2011 due to higher fuel prices as well as increased locomotive fuel consumption from higher unit volumes and severe weather conditions. Compensation and benefits expenses increased $99 million in the second quarter and $202 million for the first six months of 2011, reflecting the increases in volume-related costs, as well as salaries and benefits inflation, increased personnel training costs and weather-related costs. Purchased services expenses increased $34 million in the second quarter of 2011 and $52 million in the first six months of 2011 as compared to 2010 due primarily to higher volume-related costs, partially offset by one-time merger-related legal and consulting fees incurred in the first quarter of 2010. Materials and other expenses in 2011 reflected higher locomotive and freight car material costs and increased employee relocation, crew transportation, personal injury and casualty costs.  Operating expenses in 2010 were net of a gain of $74 million from the sale of a line segment in Washington State.

Utilities and Energy (“MidAmerican”)

Revenues and earnings from MidAmerican are summarized below. Amounts are in millions.

	Second Quarter				First Six Months
	Revenues		Earnings		Revenues		Earnings
	2011	2010	2011	2010	2011	2010	2011	2010
PacifiCorp	$1,105	$1,073	$183	$205	$2,237	$2,202	$373	$397
MidAmerican Energy Company	809	828	47	45	1,794	1,969	118	128
Natural gas pipelines	206	188	43	42	503	487	198	193
U.K. utilities	239	206	97	86	492	398	219	141
Real estate brokerage	293	347	23	36	484	551	13	29
Other	26	30	7	4	48	42	10	4
	$2,678	$2,672			$5,558	$5,649
Earnings before corporate interest and income taxes			400	418			931	892
Corporate interest			(80)	(80)			(160)	(159)
Interest on Berkshire junior debt			(4)	(8)			(9)	(18)
Income taxes and noncontrolling interests			(80)	(77)			(195)	(220)
Net earnings			$236	$253			$567	$495
Earnings attributable to Berkshire Hathaway *			$215	$233			$516	$456
Debt owed to others at June 30							$19,760	$19,444
Debt owed to Berkshire at June 30							143	286

*	Net of noncontrolling interests and includes interest earned by Berkshire (net of related income taxes).

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

PacifiCorp’s revenues in the second quarter and first six months of 2011 increased $32 million (3%) and $35 million (2%), respectively, from the same periods in 2010.  Revenue increases in 2011 reflected higher retail prices approved by regulators, partially offset by lower wholesale revenues resulting from lower prices and volumes. Earnings before corporate interest and taxes (“EBIT”) in 2011 declined $22 million (11%) in the second quarter and $24 million (6%) in the first six months, respectively, compared to the corresponding periods in 2010.  In 2011, the net increase in revenues was more than offset by higher operating costs, including fuel, purchased power and depreciation. In the second quarter of 2011 in particular, increased hydroelectric and wind generation in the Northwest contributed to lower average market prices of wholesale electricity. These conditions impacted PacifiCorp’s ability to economically dispatch its generating facilities and contributed to lower wholesale sales volumes and higher purchased power volumes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Utilities and Energy (“MidAmerican”) (Continued)

Revenues of MidAmerican Energy Company (“MEC”) in the second quarter and first six months of 2011 decreased $19 million (2%) and $175 million (9%), respectively, compared to 2010.  For the first six months of 2011, regulated wholesale electric revenue declined $79 million versus 2010, reflecting a 26% decline in volumes and 11% lower average prices. For the first six months of 2011, regulated natural gas revenues decreased $52 million versus 2010 primarily due to lower wholesale volumes and average per unit cost of gas sold, which is passed through to customers.  For the first six months of 2011, nonregulated gas and electric revenues decreased $59 million compared to 2010 due primarily to lower volumes and gas prices.  In 2011, EBIT of MEC in the second quarter was relatively unchanged from 2010 and for the first six months declined $10 million (8%) versus 2010.  The comparative decrease in EBIT for the first six months was primarily related to the regulated electric business, which experienced lower margins driven by the decline in revenue, partially offset by lower cost of energy supplied.

Natural gas pipelines revenues and EBIT in the second quarter of 2011 increased $18 million (10%) and $1 million (2%), respectively, over 2010 and in the first six months increased $16 million (3%) and $5 million (3%), respectively, from the first six months of 2010. These increases were principally due to higher sales of gas and condensate liquids partially offset by lower storage revenues from the narrowing of natural gas spreads.

Revenues of the U.K. utilities in the second quarter and first six months of 2011 increased $33 million (16%) and $94 million (24%), respectively, from the comparable 2010 periods due primarily to higher distribution revenues and foreign currency translation effects of a weaker U.S. Dollar.  EBIT of U.K. utilities in the second quarter and first six months of 2011 increased $11 million (13%) and $78 million (55%), respectively, from the comparable 2010 periods. The EBIT increases in 2011 reflected the aforementioned increase in revenues and the net favorable impact of the foreign currency translation.

Real estate brokerage revenues in the second quarter and first six months of 2011 decreased $54 million (16%) and $67 million (12%), respectively, from 2010 periods as a result of decreases in closed brokerage units partially due to the expiration of the home buyer tax credit in 2010.  The decreases in earnings of the real estate brokerage business in 2011 compared to 2010 reflected the lower revenues. Income taxes and noncontrolling interests in the first six months of 2011 decreased $25 million from 2010. Noncontrolling interests and income taxes in the first six months of 2010 included an after-tax charge of $59 million related to an unfavorable verdict in connection with litigation associated with the noncontrolling ownership interest of a hydroelectric project in the Philippines.

Manufacturing, Service and Retailing

A summary of revenues and earnings of our manufacturing, service and retailing businesses follows. Amounts are in millions.

	Second Quarter				First Six Months
	Revenues		Earnings		Revenues		Earnings
	2011	2010	2011	2010	2011	2010	2011	2010
Marmon	$1,781	$1,562	$273	$219	$3,455	$2,959	$495	$409
McLane Company	8,444	8,293	105	109	16,211	15,723	187	189
Other manufacturing	5,201	4,632	643	545	9,754	8,709	1,087	877
Other service	2,081	1,871	287	287	4,049	3,645	487	506
Retailing	727	682	46	28	1,414	1,357	77	60
	$18,234	$17,040			$34,883	$32,393
Pre-tax earnings			$1,354	$1,188			$2,333	$2,041
Income taxes and noncontrolling interests			565	517			986	893
			$789	$671			$1,347	$1,148

Marmon

Marmon’s revenues for the second quarter and first six months of 2011 were approximately $1.8 billion and $3.5 billion, respectively, which represented increases of approximately 14% and 17%, respectively, over the comparable 2010 periods.  An estimated 37% of the aggregate revenues increase in the first six months was attributed to increased copper costs affecting the Building Wire and Flow Products sectors, where copper cost increases are passed to our customers with little or no margin.  Ten of the eleven business sectors produced comparative revenues increases in the second quarter and first six months. The only sector not reporting comparative revenue increases was the Retail Fixtures sector where a major customer significantly reduced its purchases. The Distribution Services, Flow Products and Transportation Services & Engineered Products sectors accounted for the largest dollar increases in the first six months. The Distribution Services and Transportation Services & Engineered Products sectors generated the largest dollar revenue increases in the second quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Manufacturing, Service and Retailing (Continued)

Marmon (Continued)

Operating earnings for the second quarter and first six months of 2011 were $273 million and $495 million, respectively, which represented increases of 25% and 21%, respectively, over the comparable 2010 periods.  In 2011, nine of the eleven business sectors produced similar or increased operating earnings compared to the second quarter and first six months of 2010.  In 2011, operating earnings as a percent of revenues was 15.3% in the second quarter and 14.3% for the first six months. In 2010, operating earnings was 14.0% of revenues in the second quarter and 13.8% in the first six months. The Transportation Services & Engineered Products and Distribution Service sectors experienced the largest increases in operating earnings for the second quarter and the first six months of 2011.  The Retail Fixtures and Building Wire sectors reported comparatively lower earnings in the second quarter, while the Retail Fixtures and Water Treatment sectors had lower earnings for the first six months of 2011 compared to 2010. The improvements in revenues and operating results generally reflected continued recoveries in many of Marmon’s end markets and Marmon’s ongoing effort to reduce or maintain overhead costs.

McLane Company

McLane’s revenues for the second quarter and first six months of 2011 were approximately $8.4 billion and $16.2 billion, respectively, representing increases of $151 million (2%) and $488 million (3%), respectively, over revenues in comparable 2010 periods. The increases in revenues in 2011 include revenues from Empire Distributors acquired in April 2010 and Horizon Wine and Spirits Inc. acquired in December 2010. Empire and Horizon are wholesale distributors of distilled spirits, wine and beer. Otherwise revenues from the grocery business were relatively unchanged from 2010, while revenues from the foodservice business increased roughly 5% over 2010. Pre-tax earnings in 2011 reflected the inclusion of Empire and Horizon, offset by a 26% increase in fuel and trucking costs of the grocery and food service businesses as well as increased legal and professional costs. McLane’s business is marked by high sales volume and very low profit margins.  Approximately 30% of McLane’s annual revenues derive from sales to Wal-Mart. A curtailment of purchasing by Wal-Mart could have a material adverse impact on McLane’s earnings.

Other manufacturing

Our other manufacturing businesses include a wide array of businesses. Included in this group are several manufacturers of building products (Acme Building Brands, Benjamin Moore, Johns Manville, Shaw and MiTek) and apparel (led by Fruit of the Loom which includes the Russell athletic apparel and sporting goods business and the Vanity Fair Brands women’s intimate apparel business). Also included in this group are Forest River, a leading manufacturer of leisure vehicles, IMC Metalworking Companies (“IMC”), an industry leader in the metal cutting tools business with operations worldwide and CTB, a manufacturer of equipment for the livestock and agricultural industries. In 2011, our manufacturing businesses have, with limited exception, experienced increased levels of business and improved operating results, although the rates of improvement were uneven.

Other manufacturing revenues in the second quarter and first six months of 2011 increased $569 million (12%) and $1,045 million (12%), respectively, compared with the corresponding 2010 periods. The increase in revenues for the first six months of 2011 reflected higher sales of apparel products, building products, recreation vehicles (Forest River), metal cutting tools (IMC) and systems for grain, poultry, egg and hog production (CTB). Of all of our manufacturing businesses, IMC delivered the largest increase in revenues for the second quarter and first six months of 2011 reflecting greater than expected customer demand, particularly in the automotive markets.

Pre-tax earnings of our other manufacturing businesses in the second quarter and first six months of 2011 increased $98 million (18%) and $210 million (24%), respectively, compared with earnings in the corresponding 2010 periods. The increases in earnings in 2011 reflected higher earnings of IMC, CTB and Johns Manville, partially offset by lower earnings at Shaw, Acme and certain of our apparel businesses. While revenues in 2011 from the building products group increased over 2010, these businesses, generally, continue to be negatively impacted by slow construction activity, particularly in the single-family housing markets. In 2011, many of our manufacturers experienced higher commodity costs of certain raw materials (including cotton, steel and petrochemicals) as well as higher energy costs. As a result of these higher costs, we have increased selling prices for certain products. To the extent that costs continue to stay at current elevated levels or increase, further selling price actions may be necessary.

Other service

Our other service businesses include NetJets, the world’s leading provider of fractional ownership programs for general aviation aircraft and FlightSafety (“FSI”), a provider of high technology training to operators of aircraft. Among the other businesses included in this group are: TTI, a leading electronic components distributor; Business Wire, a leading distributor of corporate news, multimedia and regulatory filings; The Pampered Chef, a direct seller of high quality kitchen tools; International Dairy Queen, a licensor and service provider to about 5,900 stores that offer prepared dairy treats and food; The Buffalo News, a publisher of a daily and Sunday newspaper; and businesses that provide management and other services to insurance companies.

In 2011, revenues of our other service businesses increased $210 million in the second quarter (11%) and $404 million (11%) in the first six months compared to 2010. In each period, the revenue increases were primarily attributable to stronger demand for electronic components (TTI) and pilot training (FSI) and from higher revenues at NetJets. The comparative revenue increases of NetJets reflected increases in revenues related to cost increases that are passed through to customers (with little or no margin), and modest increases in fractional interests sold and revenue hours flown.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Manufacturing, Service and Retailing (Continued)

Other service (Continued)

Pre-tax earnings in the second quarter of 2011 of $287 million were unchanged from 2010 and for the first six months declined $19 million (4%) from 2010. In 2011, earnings increased at TTI and FSI, which were offset by lower earnings of NetJets and several of our other smaller services businesses. NetJets’ earnings in 2011 declined $11 million for the second quarter and $65 million for the first six months.  NetJets’ earnings in 2011 reflected negative foreign currency exchange rate movements affecting operations outside of the United States, as well as impairment charges recorded during the first quarter related to the planned disposition of aircraft later in 2011 and fees incurred to cancel certain aircraft purchase commitments.

Retailing

Our retailing operations consist of four home furnishings businesses (Nebraska Furniture Mart, R.C. Willey, Star Furniture and Jordan’s), three jewelry businesses (Borsheims, Helzberg and Ben Bridge) and See’s Candies. Revenues of these businesses increased $45 million (7%) in the second quarter and $57 million (4%) in the first six months of 2011, with each of these businesses generating comparative revenue increases. In 2011, pre-tax earnings increased $18 million (64%) in the second quarter and $17 million (28%) in the first six months as compared to 2010. The increase in second quarter earnings reflected improved operating results from the jewelry and home furnishings retailers as well as higher earnings of See’s, primarily attributable to the later Easter holiday in 2011.

Finance and Financial Products

A summary of revenues and earnings from our finance and financial products businesses follows. Amounts are in millions.

	Second Quarter				First Six Months
	Revenues		Earnings		Revenues		Earnings
	2011	2010	2011	2010	2011	2010	2011	2010
Manufactured housing and finance	$750	$923	$44	$58	$1,421	$1,689	$76	$90
Furniture/transportation equipment leasing	182	162	40	13	351	312	61	15
Other	59	64	93	93	132	125	196	180
	$991	$1,149			$1,904	$2,126
Pre-tax earnings			$177	$164			$333	$285
Income taxes and noncontrolling interests			67	61			127	107
			$110	$103			$206	$178

Revenues in the second quarter and first six months of 2011 from our manufactured housing and finance business (Clayton Homes) declined $173 million (19%) and $268 million (16%), respectively, compared with revenues in the corresponding periods in 2010. Revenues from home sales in 2011 declined from 2010 by 30% for the second quarter and 27% for the first six months. Unit sales in 2011 declined about 22% from 2010, which benefitted from the U.S. federal tax credit offered to homebuyers. The homebuyer tax credit program expired June 30, 2010. In addition, the average price per home sold declined in 2011 as a larger percentage of homes sold were lower priced single section units. Clayton’s financial services income in 2011 also declined slightly from 2010, due primarily to lower interest income from installment loans. Net consumer loan balances at June 30, 2011 declined by approximately $300 million from December 31, 2010 to approximately $13.2 billion.  The decline reflects runoff of the portfolio and fewer new loans.

Pre-tax earnings of Clayton Homes for the second quarter and first six months of 2011 declined $14 million versus each of the comparable prior year periods. Earnings in the second quarter of 2011 were negatively impacted by an increase of $16 million in insurance claims arising from severe storms in the Southeast U.S. and Missouri. Clayton Homes’ operating results continue to be negatively affected by the ongoing soft housing markets and the surplus of traditional single family homes for sale. In addition, our manufactured housing programs have been at a competitive disadvantage compared to traditional single family housing markets, which have been receiving significant interest rate subsidies from the U.S. government through government agency insured mortgages. For the most part, these subsidies are not available to factory built homes. Nevertheless, Clayton Homes remains the largest manufactured housing business in the United States and we believe that it will continue to operate profitably, even under the current conditions.

For the first six months of 2011, revenues of our furniture and transportation equipment leasing businesses increased $39 million compared to 2010, while earnings increased $46 million. The increases primarily reflected higher transportation equipment rental income primarily due to increased transportation equipment utilization rates and lower depreciation expense. Earnings from our other finance business activities consists primarily of investment income from a portfolio of fixed maturity and equity investments and from a small portfolio of long-held commercial real estate loans. In addition, other earnings include income from interest rate spreads representing the difference between interest rates charged to Clayton Homes on borrowings (approximately $11.5 billion as of June 30, 2011), which are used in connection with its’ lending activities and interest paid by a Berkshire financing subsidiary to fund the loans to Clayton. A corresponding charge is reflected in Clayton Homes’ earnings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Investment and Derivative Gains/Losses

A summary of investment and derivative gains and losses and other-than-temporary impairment losses on investments follows. Amounts are in millions.

	Second Quarter		First Six Months
	2011	2010	2011	2010
Investment gains/losses	$1,289	$383	$1,388	$1,701
Other-than-temporary impairment losses on investments	—	—	(506)	—
Derivative gains/losses	(184)	(2,176)	87	(1,765)
Gains/losses before income taxes and noncontrolling interests	1,105	(1,793)	969	(64)
Income taxes and noncontrolling interests	392	(687)	338	(369)
Net gains/losses	$713	$(1,106)	$631	$305

Investment gains/losses include gains and losses that arise from the sale or actual disposition of investments. The timing of gains or losses from sales or dispositions can have a material effect on periodic earnings. Investment gains and losses usually have minimal impact on our consolidated shareholders’ equity since most of our investments are recorded at fair value in the Consolidated Balance Sheets with the unrealized gains and losses included in shareholders’ equity as a component of accumulated other comprehensive income.

We believe the amount of investment gains/losses included in earnings in any given period typically has little analytical or predictive value.  Our decisions to sell securities are not motivated by the impact that the resulting gains or losses will have on our reported earnings. Although we do not consider investment gains and losses in a given period as necessarily meaningful or useful, we are providing information to explain the nature of such gains and losses when they are reflected in earnings.

Investment gains/losses for the second quarter and first six months of 2011 included a pre-tax gain of $1.25 billion from the redemption of our GS Preferred investment (See Note 6).  Investment gains/losses for the first six months of 2010 included a one-time holding gain of $979 million in connection with our acquisition of BNSF as a result of the application of acquisition accounting under GAAP.

We recognized other-than-temporary impairment (“OTTI”) losses in the first quarter of 2011 related to our investments in Kraft Foods ($169 million) and Wells Fargo ($337 million).  Such OTTI losses averaged about 7.5% of the original cost of the impaired securities.  As of that time, most of the impaired securities were in an unrealized loss position for more than two years. However, in each case, the issuer has been profitable and we expect that these businesses will continue to remain profitable. We also expect that the market prices for these securities will eventually exceed our original cost. As discussed in Note 5 to the Consolidated Financial Statements, the OTTI loss related to Wells Fargo pertained to 103.6 million shares that had unrealized losses determined on a specific identification basis. We also held 255.4 million shares of Wells Fargo in which we had unrealized gains of approximately $3.7 billion as of March 31, 2011. However, none of these gains were included in our past or current earnings. This odd result occurs because existing accounting rules require that impairments be evaluated as to whether or not they are other than temporary on an individual purchase lot basis, since that is how we determine realized investment gains/losses on sales of such investments.

The OTTI losses had no impact whatsoever on the asset values recorded in our Consolidated Balance Sheets or on our consolidated shareholders’ equity. Although we have periodically recorded OTTI losses in earnings in the past, we continue to hold positions in many of the related securities. The recognition of such losses in earnings rather than in accumulated other comprehensive income does not necessarily indicate that sales are imminent or planned and sales ultimately may not occur for years or even decades. Furthermore, the recognition of OTTI losses does not necessarily indicate that the loss in value of the security is permanent or that the market price of the security will not subsequently increase to and ultimately exceed our original cost.

We consider several factors in determining whether or not impairments are deemed to be other than temporary, including the current and expected long-term business prospects of the issuer, our ability and intent to hold the investment until the price recovers and the length of time and relative magnitude of the price decline.  Stock prices may remain below cost for a period of time that may be deemed excessive from the standpoint of interpreting existing accounting rules even though other factors suggest that the stock prices will eventually recover. As a result, accounting regulations may require that we recognize OTTI losses in earnings in instances where we may strongly believe that the market price of the impaired security will recover to at least our original cost and where we possess the ability and intent to hold the security until, at least, that time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Investment and Derivative Gains/Losses (Continued)

Derivative gains/losses primarily represent the changes in fair values of our credit default and equity index put option contracts. Periodic changes in the fair values of these contracts are reflected in earnings and can be significant, reflecting the volatility of equity and credit markets. Under many of the contracts, settlements will not occur until the contract expiration dates, many years from now. Our derivative contracts generated losses in the second quarter of $184 million in 2011 and $2.2 billion in 2010. For the first six months derivative contract gains were $87 million in 2011 compared to losses of $1.8 billion in 2010.

In the second quarter and first six months of 2011, our equity index put option contracts produced losses of $271 million and $48 million, respectively. In the second quarter of 2011, the losses were primarily attributable to the weakening of the U.S. Dollar affecting contracts which are denominated in foreign currencies and, to a lesser degree, due to changes in the index prices and changes to other inputs used in estimating the values of the contracts. In 2010, we incurred pre-tax losses of approximately $1.8 billion in the second quarter and $1.6 billion in the first six months on equity index put option contracts. During the second quarter of 2010, declines in major equity index values ranged from 12% to 15% and we reduced our interest rate assumptions. As a result, the estimated values of the liabilities associated with these contracts increased. Our ultimate payment obligations, if any, under our remaining equity index put option contracts will be determined as of the contract expiration dates, which begin in 2018.

Gains and losses generated by our credit default contracts reflect changes in credit default spreads relative to the remaining terms of the contracts. In 2011, our credit default contracts generated gains in the second quarter of $142 million and $212 million in the first six months. The gains in the second quarter were primarily related to our contracts involving municipal credits, whereas most of the gain in the first quarter related to our contracts on corporate credits. The gains in 2011 reflected the narrowing of credit default spreads as well as the passage of time. In the second quarter and first six months of 2010, our credit default contracts incurred losses of $320 million and $112 million, respectively. There were no credit events affecting our contracts in 2010 or during the first six months of 2011.

Financial Condition

Our balance sheet continues to reflect significant liquidity and a strong capital base. Our consolidated shareholders’ equity at June 30, 2011 was $163.0 billion, an increase of $5.7 billion from December 31, 2010. Consolidated cash and investments of insurance and other businesses approximated $157.5 billion at June 30, 2011 including cash and cash equivalents of $43.2 billion. These assets are held predominantly in our insurance businesses. In February 2011, we repaid $2.0 billion of Berkshire parent company debt issued in connection with the BNSF acquisition.  In February 2012, an additional $1.7 billion of Berkshire parent company debt will mature.  In March 2011, we entered into an agreement to acquire all of the outstanding stock of The Lubrizol Corporation for aggregate cash consideration of approximately $9.0 billion.  See Note 3 to the Consolidated Financial Statements.  We expect that the acquisition will close within the next one to three months and we plan to fund the acquisition price with existing cash and cash equivalents.

Our railroad, utilities and energy businesses conducted by MidAmerican and BNSF maintain very large investments in property, plant and equipment and will regularly make significant capital expenditures in the normal course of business. In the first six months of 2011, capital expenditures by MidAmerican were approximately $1.2 billion and BNSF’s capital expenditures were approximately $1.4 billion. MidAmerican’s forecasted capital expenditures for the remainder of 2011 are approximately $2.5 billion. BNSF’s forecasted capital expenditures for the remainder of 2011 are approximately $2.2 billion. Future capital expenditures are expected to be funded from cash flows from operations and debt proceeds. Aggregate borrowings of the railroad, utilities and energy businesses were about $32.3 billion as of June 30, 2011, which consist of $19.8 billion borrowed by MidAmerican and $12.5 billion borrowed by BNSF. During the first six months of 2011, MidAmerican and BNSF issued debt of approximately $1.4 billion, with maturities ranging from 2013 to 2041. These businesses have debt and capital lease maturities over the remainder of 2011 of approximately $1.2 billion. Berkshire has committed until February 28, 2014 to provide up to $2 billion of additional capital to MidAmerican to permit the repayment of its debt obligations or to fund its regulated utility subsidiaries. Berkshire does not guarantee the repayment of debt issued by BNSF, MidAmerican or any of their subsidiaries.

Assets of the finance and financial products businesses, which consisted primarily of loans and finance receivables, fixed maturity securities, other investments and cash and cash equivalents, were approximately $24.8 billion as of June 30, 2011 and $25.7 billion at December 31, 2010. Liabilities were approximately $23.5 billion as of June 30, 2011 and $24.0 billion as of December 31, 2010. As of June 30, 2011, notes payable and other borrowings of $14.3 billion included approximately $11.5 billion of notes issued by Berkshire Hathaway Finance Corporation (“BHFC”). In January 2011, BHFC issued $1.5 billion of notes and repaid $1.5 billion of maturing notes. BHFC notes are unsecured and maturities currently range from 2012 to 2040. In 2012, approximately $2.7 billion of BHFC’s debt will mature, with most of the maturities occurring in the second and third quarters. The proceeds from the BHFC notes are used to finance originated and acquired loans of Clayton Homes. The full and timely payment of principal and interest on the BHFC notes is guaranteed by Berkshire.

We regularly access the credit markets, particularly through our railroad, utilities and energy and the finance and financial products businesses. Restricted access to credit markets at affordable rates in the future could have a significant negative impact on our operations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition (Continued)

We are party to several equity index put option and credit default contracts as described in Note 12 to the Consolidated Financial Statements. With limited exception, these contracts contain no collateral posting requirements under any circumstances, including changes in either the fair value or intrinsic value of the contracts or a downgrade in Berkshire’s credit ratings. Substantially all of these contracts were entered into prior to December 31, 2008. At June 30, 2011, the liabilities recorded for these contracts were approximately $7.9 billion and our collateral posting requirements were $25 million. With respect to such collateral requirements, we receive the income attributable to such collateral or, in certain instances, interest credit from the counterparty. Although the ultimate outcome of the regulatory rulemaking proceedings described in the preceding paragraph cannot be predicted with certainty, we do not believe that the provisions of the Reform Act that concern collateral requirements apply to derivatives contracts that were entered into prior to the enactment of the Reform Act, as ours were. As such, although the Reform Act may adversely affect some of our business activities, it is not currently expected to have a material impact on our consolidated financial results or financial condition.

Contractual Obligations

We are party to contracts associated with ongoing business and financing activities, which will result in cash payments to counterparties in future periods. Certain obligations reflected in our Consolidated Balance Sheets, such as notes payable, require future payments on contractually specified dates and in fixed and determinable amounts. The timing and/or amount of the payment of other obligations, such as losses arising from unpaid property and casualty loss insurance contracts and credit default and equity index put option derivatives contracts, are contingent upon the outcome of future events. Actual payments will likely vary, perhaps significantly, from the liability estimates currently recorded in the Consolidated Balance Sheet. Other obligations pertain to the acquisition of goods or services in the future, which are not currently reflected in the financial statements, such as minimum rentals under operating leases. Our contractual obligations as of June 30, 2011 were not materially different from those disclosed in “Contractual Obligations” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2010.

Critical Accounting Policies

Certain accounting policies require us to make estimates and judgments regarding transactions that have occurred and ultimately will be settled several years in the future or concerning the recoverability of assets. Amounts recognized in the financial statements from such estimates are necessarily based on assumptions about numerous factors involving varying, and possibly significant, degrees of judgment and uncertainty. Accordingly, the amounts currently recorded in the financial statements may prove, with the benefit of hindsight, to be inaccurate. Reference is made to “Critical Accounting Policies” discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2010 for additional discussion regarding these estimates.

Our Consolidated Balance Sheet as of June 30, 2011 includes estimated liabilities for unpaid losses from property and casualty insurance and reinsurance contracts of $65.1 billion. Due to the inherent uncertainties in the process of establishing loss reserve amounts, the actual ultimate claim amounts will likely differ from the currently recorded amounts. A very small percentage change in estimates of this magnitude will result in a material effect on reported earnings. The effects from changes in these estimates are recorded as a component of losses incurred in the period of the change.

Our Consolidated Balance Sheet as of June 30, 2011 includes goodwill of acquired businesses of $49.1 billion. We evaluate goodwill for impairment at least annually and conducted our most recent annual review in the fourth quarter of 2010. Such tests include determining the estimated fair values of our reporting units. There are several methods of estimating a reporting unit’s fair value, including market quotations, underlying asset and liability fair value determinations and other valuation techniques, such as discounted projected future net earnings or net cash flows and multiples of earnings. We primarily use discounted projected future earnings or cash flow methods. The key assumptions and inputs used in such methods may involve forecasting revenues and expenses, operating cash flows and capital expenditures as well as an appropriate discount rate. A significant amount of judgment is required in estimating the fair value of a reporting unit and performing goodwill impairment tests. Due to the inherent uncertainty in forecasting cash flows and earnings, actual results may vary significantly from the forecasts. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then individual assets (including identifiable intangible assets) and liabilities of the reporting unit are estimated at fair value. The excess of the estimated fair value of the reporting unit over the estimated fair value of net assets would establish the implied value of goodwill. The excess of the recorded amount of goodwill over the implied value is then charged to earnings as an impairment loss. Although we believe that the goodwill reflected in the Consolidated Balance Sheet as of June 30, 2011 is not impaired, goodwill may subsequently become impaired as a result of changes in facts and circumstances affecting the valuation of the reporting unit. A goodwill impairment charge could have a material effect on periodic net earnings.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Berkshire’s most recently issued Annual Report and in particular the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of June 30, 2011, there are no material changes in the market risks described in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Chairman (Chief Executive Officer) and the Senior Vice President (Chief Financial Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chairman (Chief Executive Officer) and the Senior Vice President (Chief Financial Officer) concluded that the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic SEC filings. During the quarter, there have been no significant changes in the Corporation’s internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting.

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

The table below summarizes the total number of citations, notices and orders issued and penalties assessed by MSHA for each coal mine or coal processing facility operated by PacifiCorp under the indicated provisions of the Mine Safety Act during the six-month period ended June 30, 2011. Legal actions pending before the Federal Mine Safety and Health Review Commission, which are not exclusive to citations, notices, orders and penalties assessed by MSHA, are as of June 30, 2011. Closed or idled mines have been excluded from the table below as no citations, orders or notices were issued for such mines during the six-month period ended June 30, 2011. In addition, there were no fatalities at PacifiCorp’s coal mines or coal processing facilities during the six-month period ended June 30, 2011.

	Mine Safety Act
							Total
					Section		Value of
	Section 104		Section		107(a)		Proposed
	Significant &	Section	104(d)	Section	Imminent	Section	MSHA	Legal
	Substantial	104(b)	Citations &	110(b)(2)	Danger	104(e)	Assessments	Actions
Coal Mine or Coal Processing Facility	Citations	Orders	Orders	Citations	Orders	Notice	(in thousands)	Pending
Deer Creek	7	—	—	—	—	—	$20	11
Bridger (surface)	6	—	—	—	—	—	9	7
Bridger (underground)	26	1	—	—	—	—	66	16
Cottonwood Preparatory Plant	1	—	—	—	—	—	—	—
Wyodak Coal Crushing Facility	—	—	—	—	—	—	—	—

Item 6. Exhibits

a. Exhibits
12	Calculation of Ratio of Consolidated Earnings to Consolidated Fixed Charges
31.1	Rule 13a-14(a)/15d-14(a) Certifications
31.2	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications
32.2	Section 1350 Certifications
101
The following financial information from Berkshire Hathaway Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Earnings for each of the three-month and six-month periods ended June 30, 2011 and 2010, (iii) the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2011 and 2010, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the six-month periods ended June 30, 2011 and 2010, Consolidated Statements of Comprehensive Income for each of the three-month and six-month periods ended June 30, 2011 and 2010, and (v) the Notes to Consolidated Financial Statements, tagged in summary and detail.

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC.
(Registrant)

Date: August 5, 2011	/S/ MARC D. HAMBURG
(Signature)
Marc D. Hamburg, Senior Vice President and Principal Financial Officer