Form 10-Q
period 2011-09-30
BERKSHIRE HATHAWAY INC
filed 2011-11-04
CIK 1067983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

Number of shares of common stock outstanding as of October 28, 2011:

Class A —            939,280
Class B —  1,067,219,118

BERKSHIRE HATHAWAY INC.

Part I Financial Information

Item 1. Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Insurance and Other:
Cash and cash equivalents	$30,587	$34,767
Investments:
Fixed maturity securities	33,031	33,803
Equity securities	67,225	59,819
Other	16,633	19,333
Receivables	19,834	20,917
Inventories	9,265	7,101
Property, plant and equipment	17,804	15,741
Goodwill	32,215	27,891
Other	18,062	13,529
	244,656	232,901

Railroad, Utilities and Energy:
Cash and cash equivalents	2,965	2,557
Property, plant and equipment	80,642	77,385
Goodwill	20,064	20,084
Other	12,347	13,579
	116,018	113,605

Finance and Financial Products:
Cash and cash equivalents	1,224	903
Investments in fixed maturity securities	1,017	1,080
Other investments	3,886	3,676
Loans and finance receivables	14,003	15,226
Goodwill	1,031	1,031
Other	3,659	3,807
	24,820	25,723
	$385,494	$372,229

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Losses and loss adjustment expenses	$63,812	$60,075
Unearned premiums	9,609	7,997
Life, annuity and health insurance benefits	8,896	8,565
Accounts payable, accruals and other liabilities	17,916	15,826
Notes payable and other borrowings	13,748	12,471
	113,981	104,934

Railroad, Utilities and Energy:
Accounts payable, accruals and other liabilities	12,196	12,367
Notes payable and other borrowings	32,644	31,626
	44,840	43,993

Finance and Financial Products:
Accounts payable, accruals and other liabilities	1,123	1,168
Derivative contract liabilities	10,421	8,371
Notes payable and other borrowings	14,092	14,477
	25,636	24,016
Income taxes, principally deferred	37,156	36,352
Total liabilities	221,613	209,295

Shareholders’ equity:
Common stock	8	8
Capital in excess of par value	37,786	37,533
Accumulated other comprehensive income	15,781	20,583
Retained earnings	106,400	99,194
Treasury stock, at cost	(18)	—
Berkshire Hathaway shareholders’ equity	159,957	157,318
Noncontrolling interests	3,924	5,616
Total shareholders’ equity	163,881	162,934
	$385,494	$372,229

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in millions except per share amounts)

	Third Quarter		First Nine Months
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Revenues:
Insurance and Other:
Insurance premiums earned	$7,645	$9,054	$24,076	$23,344
Sales and service revenues	18,573	17,408	53,681	50,149
Interest, dividend and other investment income	1,051	1,239	3,754	4,048
Investment gains/losses	100	473	1,314	2,169
Other-than-temporary impairment losses on investments	(8)	(15)	(514)	(15)
	27,361	28,159	82,311	79,695

Railroad, Utilities and Energy:
Operating revenues	7,781	7,155	22,594	18,889
Other	47	60	115	142
	7,828	7,215	22,709	19,031

Finance and Financial Products:
Interest, dividend and other investment income	384	395	1,141	1,197
Investment gains/losses	—	—	174	5
Derivative gains/losses	(2,443)	(146)	(2,356)	(1,911)
Other	609	651	1,754	2,003
	(1,450)	900	713	1,294
	33,739	36,274	105,733	100,020

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	3,827	6,254	16,107	14,357
Life, annuity and health insurance benefits	1,041	861	3,032	3,240
Insurance underwriting expenses	1,082	1,634	4,527	4,381
Cost of sales and services	15,281	14,439	44,095	41,537
Selling, general and administrative expenses	2,105	1,896	6,262	5,650
Interest expense	79	71	216	206
	23,415	25,155	74,239	69,371

Railroad, Utilities and Energy:
Cost of sales and operating expenses	5,675	5,251	16,898	14,143
Interest expense	428	421	1,280	1,162
	6,103	5,672	18,178	15,305

Finance and Financial Products:
Interest expense	162	176	493	530
Other	696	737	1,961	2,244
	858	913	2,454	2,774
	30,376	31,740	94,871	87,450
Earnings before income taxes	3,363	4,534	10,862	12,570
Income tax expense	953	1,415	3,307	3,599
Earnings from equity method investment	—	—	—	50
Net earnings	2,410	3,119	7,555	9,021
Less: Earnings attributable to noncontrolling interests	132	130	349	431
Net earnings attributable to Berkshire Hathaway	$2,278	$2,989	$7,206	$8,590
Average common shares outstanding *	1,651,290	1,647,593	1,649,585	1,631,489
Net earnings per share attributable to Berkshire Hathaway shareholders *	$1,380	$1,814	$4,368	$5,265

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

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	First Nine Months
	2011	2010
	(Unaudited)
Cash flows from operating activities:
Net earnings	$7,555	$9,021
Adjustments to reconcile net earnings to operating cash flows:
Investment (gains) losses and other-than-temporary impairment losses	(974)	(2,159)
Depreciation	3,418	3,109
Other	374	203
Changes in operating assets and liabilities before business acquisitions:
Losses and loss adjustment expenses	3,478	1,974
Deferred charges reinsurance assumed	(525)	150
Unearned premiums	1,599	1,168
Receivables and originated loans	(1,847)	(3,295)
Derivative contract assets and liabilities	2,222	1,732
Income taxes	1,024	757
Other assets	(1,427)	(1,102)
Other liabilities	1,085	2,273
Net cash flows from operating activities	15,982	13,831

Cash flows from investing activities:
Purchases of fixed maturity securities	(6,122)	(7,039)
Purchases of equity securities	(11,351)	(3,893)
Purchases of other investments	(5,000)	—
Sales of fixed maturity securities	1,612	3,646
Redemptions and maturities of fixed maturity securities	5,419	4,882
Sales of equity securities	885	4,532
Redemptions of other investments	9,345	—
Purchases of loans and finance receivables	(1,615)	(2,063)
Principal collections on loans and finance receivables	2,683	2,255
Acquisitions of businesses, net of cash acquired	(7,984)	(15,376)
Purchases of property, plant and equipment	(5,673)	(4,291)
Other	15	(803)
Net cash flows from investing activities	(17,786)	(18,150)

Cash flows from financing activities:
Proceeds from borrowings of insurance and other businesses	2,063	8,164
Proceeds from borrowings of railroad, utilities and energy businesses	2,290	1,731
Proceeds from borrowings of finance businesses	1,528	1,039
Repayments of borrowings of insurance and other businesses	(2,272)	(380)
Repayments of borrowings of railroad, utilities and energy businesses	(1,158)	(382)
Repayments of borrowings of finance businesses	(1,847)	(1,823)
Change in short term borrowings, net	(552)	(59)
Acquisitions of noncontrolling interests and other	(1,810)	(49)
Net cash flows from financing activities	(1,758)	8,241
Effects of foreign currency exchange rate changes	111	(19)
Increase (decrease) in cash and cash equivalents	(3,451)	3,903
Cash and cash equivalents at beginning of year *	38,227	30,558
Cash and cash equivalents at end of first nine months *	$34,776	$34,461

* Cash and cash equivalents are comprised of the following:
Beginning of year—
Insurance and Other	$34,767	$28,223
Railroad, Utilities and Energy	2,557	429
Finance and Financial Products	903	1,906
	$38,227	$30,558
End of first nine months—
Insurance and Other	$30,587	$30,772
Railroad, Utilities and Energy	2,965	2,646
Finance and Financial Products	1,224	1,043
	$34,776	$34,461

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(dollars in millions)

		Berkshire Hathaway shareholders’ equity
	Common stock and capital in excess of par value	Accumulated other comprehensive income	Retained earnings	Treasury stock	Total	Non- controlling interests
Balance at December 31, 2009	$27,082	$17,793	$86,227	$—	$131,102	$4,683
Net earnings	—	—	8,590	—	8,590	431
Other comprehensive income, net	—	(1,070)	—	—	(1,070)	(17)
Issuance of common stock and other transactions	11,067	—	—	—	11,067	—
Changes in noncontrolling interests:
Interests acquired and other transactions	(18)	—	—	—	(18)	(171)

Balance at September 30, 2010	$38,131	$16,723	$94,817	$—	$149,671	$4,926

Balance at December 31, 2010	$37,541	$20,583	$99,194	$—	$157,318	$5,616
Net earnings	—	—	7,206	—	7,206	349
Other comprehensive income, net	—	(4,878)	—	—	(4,878)	(110)
Issuance of common stock and other transactions	392	—	—	(18)	374	—
Changes in noncontrolling interests:
Interests acquired and other transactions	(139)	76	—	—	(63)	(1,931)
Balance at September 30, 2011	$37,794	$15,781	$106,400	$(18)	$159,957	$3,924

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(dollars in millions)

	Third Quarter		First Nine Months
	2011	2010	2011	2010
Comprehensive income attributable to Berkshire Hathaway:
Net earnings	$2,278	$2,989	$7,206	$8,590

Other comprehensive income:
Net change in unrealized appreciation of investments	(7,318)	5,422	(6,720)	(480)
Applicable income taxes	2,575	(1,901)	2,398	168
Reclassification of investment appreciation in earnings	(57)	(441)	(977)	(1,152)
Applicable income taxes	20	154	342	403
Foreign currency translation	(610)	726	34	(175)
Applicable income taxes	29	(30)	(6)	(6)
Prior service cost and actuarial gains/losses of defined benefit plans	34	(22)	45	41
Applicable income taxes	(14)	1	(18)	(13)
Other, net	16	(35)	24	144
Other comprehensive income, net	(5,325)	3,874	(4,878)	(1,070)
Comprehensive income attributable to Berkshire Hathaway	$(3,047)	$6,863	$2,328	$7,520
Comprehensive income of noncontrolling interests	$2	$170	$239	$414

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

Note 1.    General

The accompanying unaudited Consolidated Financial Statements include the accounts of Berkshire Hathaway Inc. (“Berkshire” or “Company”) consolidated with the accounts of all its subsidiaries and affiliates in which Berkshire holds controlling financial interests as of the financial statement date. In these notes the terms “us,” “we,” or “our” refer to Berkshire and its consolidated subsidiaries.  Reference is made to Berkshire’s most recently issued Annual Report on Form 10-K (“Annual Report”) that included information necessary or useful to understanding Berkshire’s businesses and financial statement presentations. Our significant accounting policies and practices were presented as Note 1 to the Consolidated Financial Statements included in the Annual Report. Certain immaterial amounts in 2010 have been reclassified to conform to the current year presentation. Financial information in this Report reflects any adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to a fair statement of results for the interim periods in accordance with accounting principles generally accepted in the United States (“GAAP”).

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

Note 2.    New accounting pronouncements

In October 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” ASU 2010-26 modifies the types of costs incurred by insurance entities that may be deferred in the acquiring or renewing of insurance contracts. ASU 2010-26 requires that only direct incremental costs related to successful efforts are capitalized. Capitalized costs may include certain advertising costs which are allowed to be capitalized if the primary purpose of the advertising is to elicit sales to customers who could be shown to have responded directly to the advertising and the probable future revenues generated from the advertising are in excess of expected future costs to be incurred in realizing those revenues. ASU 2010-26 is effective for Berkshire beginning January 1, 2012 and may be applied on a prospective or retrospective basis.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  ASU 2011-04 attempts to improve the comparability of fair value measurements disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS.  The amendments in ASU 2011-04 clarify the intent of the application of existing fair value measurement and disclosure requirements, as well as change certain measurement requirements and disclosures.  ASU 2011-04 is effective for Berkshire beginning January 1, 2012 and will be applied on a prospective basis.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.”  ASU 2011-05 changes the way other comprehensive income (“OCI”) is presented within the financial statements.  Financial statements will be required to reflect net income, OCI and total comprehensive income in one continuous statement or in two separate but consecutive statements.  Components of OCI may no longer be presented solely in the statement of changes in shareholders’ equity.  Reclassification between OCI and net earnings will be presented on the face of the financial statements.  ASU 2011-05 is effective for Berkshire beginning January 1, 2012.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment.” ASU 2011-08 allows an entity to first assess qualitative factors in determining whether it is necessary to perform the two-step quantitative goodwill impairment test. Only if an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount based on qualitative factors, would it be required to then perform the first step of the two-step quantitative goodwill impairment test. ASU 2011-08 is effective for Berkshire beginning January 1, 2012, with early adoption permitted.

In September 2011, the FASB issued ASU 2011-09, “Disclosures about and Employer’s Participation in a Multiemployer Plan.” ASU 2011-09 requires additional disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. ASU 2011-09 is effective for Berkshire beginning January 1, 2012, with early adoption permitted.

We do not believe that the adoption of these new pronouncements will have a material effect on our Consolidated Financial Statements.

Notes To Consolidated Financial Statements (Continued)

Note 3.    Significant business acquisitions

Our long-held acquisition strategy is to purchase businesses with consistent earning power, good returns on equity and able and honest management at sensible prices.

On February 12, 2010, we acquired all of the outstanding common stock of the Burlington Northern Santa Fe Corporation that we did not already own (about 264.5 million shares or 77.5% of the outstanding shares) for aggregate consideration of $26.5 billion that consisted of cash of approximately $15.9 billion with the remainder in Berkshire common stock (80,931 Class A shares and 20,976,621 Class B shares). Approximately 50% of the cash component was funded with existing cash balances with the remainder funded by proceeds from debt issued by Berkshire. The acquisition was completed through the merger of a wholly-owned merger subsidiary (a Delaware limited liability company) and Burlington Northern Santa Fe Corporation. The merger subsidiary was the surviving entity and was renamed Burlington Northern Santa Fe, LLC (“BNSF”). BNSF is based in Fort Worth, Texas, and through its wholly owned subsidiary, BNSF Railway Company, operates one of the largest railroad systems in North America with approximately 32,000 route miles (including 23,000 route miles of track owned by BNSF) of track in 28 states and two Canadian provinces.

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

On March 13, 2011, Berkshire and The Lubrizol Corporation (“Lubrizol”) entered into a merger agreement, whereby Berkshire would acquire all of the outstanding shares of Lubrizol common stock for cash of $135 per share (approximately $8.7 billion in the aggregate). The merger was completed on September 16, 2011. Lubrizol, based in Cleveland, Ohio, is an innovative specialty chemical company that produces and supplies technologies to customers in the global transportation, industrial and consumer markets. These technologies include lubricant additives for engine oils, other transportation-related fluids and industrial lubricants, as well as additives for gasoline and diesel fuel. In addition, Lubrizol makes ingredients and additives for personal care products and pharmaceuticals; specialty materials, including plastics technology; and performance coatings in the form of specialty resins and additives. Lubrizol’s industry-leading technologies in additives, ingredients and compounds enhance the quality, performance and value of customers’ products, while reducing their environmental impact.

A preliminary allocation of the purchase price to Lubrizol’s assets and liabilities is summarized below (in millions):

Assets:		Liabilities, noncontrolling interests and net assets acquired:
Cash and cash equivalents	$893	Accounts payable and other liabilities	$1,684
Inventory	1,598	Notes payable and other borrowings	1,607
Property, plant and equipment	2,303	Income taxes, principally deferred	1,669
Intangible assets	3,710	Noncontrolling interests	78
Goodwill	4,210		5,038
Other	1,028	Net assets acquired	8,704
	$13,742		$13,742

Lubrizol’s financial statements are included in our Consolidated Financial Statements beginning as of September 16, 2011. The following table sets forth certain unaudited pro forma consolidated earnings data for the nine months ended September 30, 2011 and 2010, as if the acquisition was consummated on the same terms at the beginning of 2010. Amounts are in millions, except earnings per share.

	First Nine Months
	2011	2010
Total revenues	$110,205	$104,115
Net earnings attributable to Berkshire Hathaway shareholders	7,608	8,818
Earnings per equivalent Class A common share attributable to Berkshire Hathaway shareholders	4,612	5,405

In the first quarter of 2011, we acquired 16.5% of the outstanding common stock of Marmon Holdings, Inc. (“Marmon”) for approximately $1.5 billion in cash, thus increasing our ownership to 80.2%.  We have owned a controlling interest in Marmon since 2008. We increased our interests in the underlying assets and liabilities of Marmon; however, under current GAAP, the excess of the purchase price over the carrying value of the noncontrolling interests acquired is not allocable to assets or liabilities. We recorded a charge of approximately $600 million to capital in excess of par value in our consolidated shareholders’ equity as of December 31, 2010 to reflect this difference as such amount was fixed and determinable at that date.

In June 2011, we acquired the noncontrolling interests in Wesco Financial Corporation (“Wesco”) for aggregate consideration of $543 million consisting of cash of approximately $298 million and 3.25 million shares of Berkshire Class B common stock. Wesco is now an indirect wholly owned subsidiary of Berkshire.

Notes To Consolidated Financial Statements (Continued)

Note 4.    Investments in fixed maturity securities

Investments in securities with fixed maturities as of September 30, 2011 and December 31, 2010 are summarized by type below (in millions).

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2011
U.S. Treasury, U.S. government corporations and agencies	$2,245	$47	$—	$2,292
States, municipalities and political subdivisions	2,938	216	—	3,154
Foreign governments	12,972	286	(62)	13,196
Corporate bonds	11,142	1,804	(345)	12,601
Mortgage-backed securities	2,464	357	(16)	2,805
	$31,761	$2,710	$(423)	$34,048

December 31, 2010
U.S. Treasury, U.S. government corporations and agencies	$2,151	$48	$(2)	$2,197
States, municipalities and political subdivisions	3,356	225	—	3,581
Foreign governments	11,721	242	(51)	11,912
Corporate bonds	11,773	2,304	(23)	14,054
Mortgage-backed securities	2,838	312	(11)	3,139
	$31,839	$3,131	$(87)	$34,883

Investments in fixed maturity securities are reflected in the Consolidated Balance Sheets as follows (in millions).

	September 30,	December 31,
	2011	2010
Insurance and other	$33,031	$33,803
Finance and financial products	1,017	1,080
	$34,048	$34,883

As of September 30, 2011, fixed maturity investments that were in a continuous unrealized loss position for more than 12 months had unrealized losses of $16 million.  As of December 31, 2010, fixed maturity investments that were in a continuous unrealized loss position for more than 12 months had unrealized losses of $24 million.

The amortized cost and estimated fair value of securities with fixed maturities at September 30, 2011 are summarized below by contractual maturity dates. Actual maturities will differ from contractual maturities because issuers of certain of the securities retain early call or prepayment rights. Amounts are in millions.

	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Mortgage-backed securities	Total
Amortized cost	$8,466	$13,848	$4,503	$2,480	$2,464	$31,761
Fair value	8,591	14,672	4,946	3,034	2,805	34,048

Note 5.    Investments in equity securities

Investments in equity securities as of September 30, 2011 and December 31, 2010 are summarized based on the primary industry of the investee in the table below (in millions).

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2011
Banks, insurance and finance	$15,985	$8,370	$(2,308)	$22,047
Consumer products	12,564	12,986	(18)	25,532
Commercial, industrial and other	17,411	3,290	(218)	20,483
	$45,960	$24,646	$(2,544)	$68,062

December 31, 2010
Banks, insurance and finance	$15,519	$9,549	$(454)	$24,614
Consumer products	13,551	12,410	(212)	25,749
Commercial, industrial and other	6,474	4,682	(6)	11,150
	$35,544	$26,641	$(672)	$61,513

Notes To Consolidated Financial Statements (Continued)

Note 5.    Investments in equity securities (Continued)

Investments in equity securities are reflected in the Consolidated Balance Sheets as follows (in millions).

	September 30,	December 31,
	2011	2010
Insurance and other	$67,225	$59,819
Railroad, utilities and energy *	381	1,182
Finance and financial products *	456	512
	$68,062	$61,513

*	Included in Other assets.

As of September 30, 2011, there were no equity security investments that were in a continuous unrealized loss position for more than twelve months where other-than-temporary impairment (“OTTI”) losses were not recorded.  As of December 31, 2010 such unrealized losses were $531 million.

In the first quarter of 2011, we recorded OTTI losses of $506 million related to certain of our investments in equity securities. The OTTI losses recorded in earnings were offset by a reduction in unrealized losses recorded in other comprehensive income resulting in no impact on our consolidated shareholders’ equity. The OTTI losses included $337 million with respect to 103.6 million shares of our investment in Wells Fargo & Company common stock. These shares had an aggregate original cost of $3,621 million. We also held an additional 255.4 million shares of Wells Fargo which were acquired at an aggregate cost of $4,394 million. These shares had an unrealized gain of $3,704 million as of March 31, 2011. Due to the length of time that certain of our Wells Fargo shares were in a continuous unrealized loss position and because we account for gains and losses on a specific identification basis, accounting regulations required us to record the unrealized losses in earnings. However, the unrealized gains were not reflected in earnings but were instead recorded directly in shareholders’ equity as a component of accumulated other comprehensive income.

Note 6.    Other investments

Other investments include fixed maturity and equity securities of The Goldman Sachs Group, Inc. (“GS”), General Electric Company (“GE”), Wm. Wrigley Jr. Company (“Wrigley”), The Dow Chemical Company (“Dow”) and Bank of America Corporation (“BAC”). A summary of other investments follows (in millions).

	Cost	Net Unrealized Gains	Fair Value	Carrying Value
September 30, 2011
Other fixed maturity and equity securities:
Insurance and other	$15,817	$1,841	$17,658	$16,633
Finance and financial products	3,198	699	3,897	3,886
	$19,015	$2,540	$21,555	$20,519

December 31, 2010
Other fixed maturity and equity securities:
Insurance and other	$15,700	$4,758	$20,458	$19,333
Finance and financial products	2,742	947	3,689	3,676
	$18,442	$5,705	$24,147	$23,009

In 2008, we acquired 50,000 shares of 10% Cumulative Perpetual Preferred Stock of GS (“GS Preferred”) and warrants to purchase 43,478,260 shares of common stock of GS (“GS Warrants”) for a combined cost of $5 billion. Under its terms, the GS Preferred was redeemable at any time by GS at a price of $110,000 per share ($5.5 billion in aggregate). On April 18, 2011, GS fully redeemed our GS Preferred investment and we received aggregate redemption proceeds of $5.5 billion. The GS Warrants remain outstanding and expire in 2013. The GS Warrants are exercisable for an aggregate cost of $5 billion ($115/share).

In 2008, we also acquired 30,000 shares of 10% Cumulative Perpetual Preferred Stock of GE (“GE Preferred”) and warrants to purchase 134,831,460 shares of common stock of GE (“GE Warrants”) for a combined cost of $3 billion. Under its terms, the GE Preferred was redeemable by GE beginning in October 2011 at a price of $110,000 per share ($3.3 billion in aggregate). On October 17, 2011, GE fully redeemed our GE Preferred investment and we received aggregate redemption proceeds of $3.3 billion.  The GE Warrants remain outstanding and expire in 2013. The GE Warrants are exercisable for an aggregate cost of $3 billion ($22.25/share).

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

On September 1, 2011, we acquired 50,000 shares of 6% Cumulative Perpetual Preferred Stock of BAC (“BAC Preferred”) and warrants to purchase 700,000,000 shares of common stock of BAC (“BAC Warrants”) for a combined cost of $5 billion. Under its terms, the BAC Preferred is redeemable at any time by BAC at a price of $105,000 per share ($5.25 billion in aggregate). The BAC Warrants expire in 2021 and are exercisable for an additional aggregate cost of $5 billion ($7.142857/share).

Note 7.    Investment gains/losses

Investment gains/losses are summarized below (in millions).

	Third Quarter		First Nine Months
	2011	2010	2011	2010
Fixed maturity securities —
Gross gains from sales and other disposals	$31	$19	$207	$587
Gross losses from sales and other disposals	(1)	(9)	(5)	(12)
Equity securities and other investments —
Gross gains from sales and other disposals	40	522	1,308	857
Gross losses from sales and other disposals	(5)	(76)	(19)	(265)
Other	35	17	(3)	1,007
	$100	$473	$1,488	$2,174

Investment gains from equity securities and other investments in the first nine months of 2011 included $1.25 billion with respect to the redemption of our GS Preferred investment. For the first nine months of 2010, other gains included a one-time holding gain of $979 million related to our BNSF acquisition in February.

Net investment gains/losses are reflected in the Consolidated Statements of Earnings as follows.

Insurance and other	$100	$473	$1,314	$2,169
Finance and financial products	—	—	174	5
	$100	$473	$1,488	$2,174

Note 8.    Receivables

Receivables of insurance and other businesses are comprised of the following (in millions).

	September 30,	December 31,
	2011	2010
Insurance premiums receivable	$7,158	$6,342
Reinsurance recoverable on unpaid losses	2,917	2,735
Trade and other receivables	10,136	12,223
Allowances for uncollectible accounts	(377)	(383)
	$19,834	$20,917

As of December 31, 2010, trade and other receivables included approximately $3.9 billion related to the redemption of an investment. The redemption proceeds were received on January 10, 2011.

Notes To Consolidated Financial Statements (Continued)

Note 8.    Receivables (Continued)

Loans and finance receivables of finance and financial products businesses are comprised of the following (in millions).

	September 30,	December 31,
	2011	2010
Consumer installment loans and finance receivables	$13,564	$14,042
Commercial loans and finance receivables	828	1,557
Allowances for uncollectible loans	(389)	(373)
	$14,003	$15,226

Allowances for uncollectible loans primarily relate to consumer installment loans. Provisions for consumer loan losses were $255 million in the first nine months of 2011 and $266 million for the first nine months of 2010. Loan charge-offs, net of recoveries, were $239 million in the first nine months of 2011 and $265 million for the first nine months of 2010. Consumer loan amounts are net of unamortized acquisition discounts of $545 million at September 30, 2011 and $580 million at December 31, 2010. At September 30, 2011, approximately 96% of consumer installment loan balances were evaluated collectively for impairment whereas about 84% of commercial loan balances were evaluated individually for impairment.  As a part of the evaluation process, credit quality indicators are reviewed and loans are designated as performing or non-performing. At September 30, 2011, approximately 98% of consumer installment and commercial loan balances were determined to be performing and approximately 93% of those balances were current as to payment status.

Note 9.    Inventories

Inventories are comprised of the following (in millions).

	September 30,	December 31,
	2011	2010
Raw materials	$1,609	$1,066
Work in process and other	974	509
Finished manufactured goods	3,316	2,180
Goods acquired for resale	3,366	3,346
	$9,265	$7,101

Note 10.    Goodwill and other intangible assets

A reconciliation of the change in the carrying value of goodwill is as follows (in millions).

	September 30,	December 31,
	2011	2010
Balance at beginning of year	$49,006	$33,972
Acquisition of businesses	4,325	15,069
Other	(21)	(35)
Balance at end of period	$53,310	$49,006

Intangible assets other than goodwill are included in other assets in the Consolidated Balance Sheets and are summarized by type as follows (in millions).

	September 30, 2011		December 31, 2010
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Insurance and other	$10,699	$2,126	$6,944	$1,816
Railroad, utilities and energy	2,089	549	2,082	306
	$12,788	$2,675	$9,026	$2,122

Trademarks and trade names	$2,566	$205	$2,027	$166
Patents and technology	4,971	1,323	2,922	1,013
Customer relationships	3,831	753	2,676	612
Other	1,420	394	1,401	331
	$12,788	$2,675	$9,026	$2,122

Notes To Consolidated Financial Statements (Continued)

Note 10.    Goodwill and other intangible assets (Continued)

Amortization expense was $565 million for the first nine months of 2011 and $521 million for the first nine months of 2010. Intangible assets with indefinite lives as of September 30, 2011 and December 31, 2010 were $2,040 million and $1,635 million, respectively.

Note 11.    Property, plant and equipment

Property, plant and equipment of our insurance and other businesses is comprised of the following (in millions).

	Ranges of estimated useful life	September 30, 2011	December 31, 2010
Land	—	$872	$744
Buildings and improvements	3 – 40 years	5,263	4,661
Machinery and equipment	3 – 25 years	13,110	11,573
Furniture, fixtures and other	3 – 20 years	2,412	1,932
Assets held for lease	12 –30 years	5,886	5,832
		27,543	24,742
Accumulated depreciation		(9,739)	(9,001)
		$17,804	$15,741

Depreciation expense of insurance and other businesses for the first nine months of 2011 and 2010 was $1,191 million and $1,145 million, respectively.

Property, plant and equipment of our railroad and our utilities and energy businesses is comprised of the following (in millions).

	Ranges of estimated useful life	September 30, 2011	December 31, 2010
Railroad:
Land	—	$5,925	$5,901
Track structure and other roadway	5 – 100 years	36,301	35,463
Locomotives, freight cars and other equipment	5 – 37 years	5,134	4,329
Construction in progress	—	856	453
Utilities and energy:
Utility generation, distribution and transmission system	5 – 85 years	38,907	37,643
Interstate pipeline assets	3 – 67 years	5,962	5,906
Independent power plants and other assets	3 – 30 years	1,102	1,097
Construction in progress	—	2,145	1,456
		96,332	92,248
Accumulated depreciation		(15,690)	(14,863)
		$80,642	$77,385

Depreciation expense of the railroad and the utilities and energy businesses for the first nine months of 2011 was $2,093 million.  Depreciation expense for the first nine months of 2010 was $1,810 million, which includes depreciation expense of BNSF from February 13, 2010 through September 30, 2010.

Notes To Consolidated Financial Statements (Continued)

Note 12.    Derivative contracts

Derivative contracts are used primarily by our finance and financial products, railroad and utilities and energy businesses. As of September 30, 2011 and December 31, 2010, substantially all of the derivative contracts of our finance and financial products businesses were not designated as hedges for financial reporting purposes. These contracts were initially entered into with the expectation that the premiums received would exceed the amounts ultimately paid to counterparties. Changes in the fair values of such contracts are reported in earnings as derivative gains/losses. A summary of derivative contracts of our finance and financial products businesses follows (in millions).

	September 30, 2011				December 31, 2010
	Assets (3)	Liabilities	Notional Value		Assets (3)	Liabilities	Notional Value
Equity index put options	$—	$8,849	$34,378	(1)	$—	$6,712	$33,891	(1)
Credit default contracts:
High yield indexes	—	247	4,841	(2)	—	159	4,893	(2)
States/municipalities	—	1,091	16,042	(2)	—	1,164	16,042	(2)
Individual corporate	52	38	3,565	(2)	84	—	3,565	(2)
Other	240	237			341	375
Counterparty netting	(93)	(41)			(82)	(39)
	$199	$10,421			$343	$8,371

(1)	Represents the aggregate undiscounted amount payable at the contract expiration dates assuming that the value of each index is zero at the contract expiration date.

(2)
Represents the maximum undiscounted future value of losses payable under the contracts. The number of losses required to exhaust contract limits under substantially all of the contracts is dependent on the loss recovery rate related to the specific obligor at the time of a default.

(3)	Included in Other assets of finance and financial products businesses.

A summary of derivative gains/losses of our finance and financial products businesses included in the Consolidated Statements of Earnings is as follows (in millions).

	Third Quarter		First Nine Months
	2011	2010	2011	2010
Equity index put options	$(2,089)	$(700)	$(2,137)	$(2,319)
Credit default contracts	(247)	519	(35)	407
Other	(107)	35	(184)	1
	$(2,443)	$(146)	$(2,356)	$(1,911)

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

At September 30, 2011, the aggregate intrinsic value (the undiscounted liability assuming the contracts are settled on their future expiration dates based on the September 30, 2011 index values and foreign currency exchange rates) was approximately $6.7 billion. However, these contracts may not be unilaterally terminated or fully settled before the expiration dates and therefore the ultimate amount of cash basis gains or losses on these contracts may not be determined for many years. The remaining weighted average life of all contracts was approximately 9.25 years at September 30, 2011.

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

Notes To Consolidated Financial Statements (Continued)

Note 12.    Derivative contracts (Continued)

The high yield index contracts are comprised of specified North American corporate issuers (usually 100 in number at inception) whose obligations are rated below investment grade. High yield contracts remaining in-force at September 30, 2011 expire in 2012 and 2013. State and municipality contracts are comprised of over 500 state and municipality issuers and had a weighted average contract life at September 30, 2011 of approximately 9.5 years. Potential obligations related to approximately 50% of the notional value of the state and municipality contracts cannot be settled before the maturity dates of the underlying obligations, which range from 2019 to 2054.

Premiums on the high yield index and state/municipality contracts were received in full at the inception dates of the contracts and, as a result, we have no counterparty credit risk. Our payment obligations under certain of these contracts are on a first loss basis. Losses under other contracts are subject to aggregate deductibles that must be satisfied before we have any payment obligations.

Individual corporate credit default contracts primarily relate to issuers of investment grade obligations. In most instances, premiums are due from counterparties on a quarterly basis over the terms of the contracts. As of September 30, 2011, all of the remaining contracts in-force will expire in 2013.

With limited exceptions, our equity index put option and credit default contracts contain no collateral posting requirements with respect to changes in either the fair value or intrinsic value of the contracts and/or a downgrade of Berkshire’s credit ratings. As of September 30, 2011, our collateral posting requirement under contracts with collateral provisions was $443 million compared to $31 million at December 31, 2010. If Berkshire’s credit ratings (currently AA+ from Standard & Poor’s and Aa2 from Moody’s) are downgraded below either A- by Standard & Poor’s or A3 by Moody’s, additional collateral of up to $1.1 billion could be required to be posted.

Our regulated utility subsidiaries and our railroad are exposed to variations in the market prices in the purchases and sales of natural gas and electricity and in the purchases of fuel. Derivative instruments, including forward purchases and sales, futures, swaps and options, are used to manage these price risks. Unrealized gains and losses under the contracts of our regulated utilities that are probable of recovery through rates are recorded as a regulatory net asset or liability. Unrealized gains or losses on contracts accounted for as cash flow or fair value hedges are recorded in accumulated other comprehensive income or in net earnings, as appropriate. Derivative contract assets included in other assets of railroad, utilities and energy businesses were $79 million and $231 million as of September 30, 2011 and December 31, 2010, respectively. Derivative contract liabilities included in accounts payable, accruals and other liabilities of railroad, utilities and energy businesses were $492 million as of September 30, 2011 and $621 million as of December 31, 2010.

Note 13.    Supplemental cash flow information

A summary of supplemental cash flow information for the first nine months of 2011 and 2010 is presented in the following table (in millions).

	First Nine Months
	2011	2010
Cash paid during the period for:
Income taxes	$1,352	$3,030
Interest:
Insurance and other businesses	173	146
Railroad, utilities and energy businesses	1,390	1,255
Finance and financial products businesses	475	543

Non-cash investing and financing activities:
Liabilities assumed in connection with acquisitions	4,991	31,160
Common stock issued in connection with acquisition of BNSF	—	10,577
Common stock issued in connection with acquisition of noncontrolling interests in Wesco Financial Corporation	245	—

Notes To Consolidated Financial Statements (Continued)

Note 14.    Notes payable and other borrowings

Notes payable and other borrowings are summarized below (in millions). The average interest rates shown in the following tables are the weighted average interest rates on outstanding debt as of September 30, 2011. Maturity date ranges are based on borrowings as of September 30, 2011.

	Average Interest Rate	September 30, 2011	December 31, 2010
Insurance and other:
Issued by Berkshire parent company due 2012-2047	1.9%	$8,287	$8,360
Short-term subsidiary borrowings	0.2%	1,525	1,682
Other subsidiary borrowings due 2011-2036	5.9%	3,936	2,429
		$13,748	$12,471

In connection with the BNSF acquisition, the Berkshire parent company issued $8.0 billion aggregate par amount of senior unsecured notes, including $2.0 billion par amount of floating rate notes that matured in February 2011. In August 2011, the Berkshire parent company issued $2.0 billion of debentures consisting of $750 million of 2.2% senior notes due in 2016, $500 million of 3.75% senior notes due in 2021 and $750 million of floating rate senior notes due in 2014. Other subsidiary borrowings as of September 30, 2011 included $1,607 million in pre-acquisition debt issued by Lubrizol.

	Average Interest Rate	September 30, 2011	December 31, 2010
Railroad, utilities and energy:
Issued by MidAmerican Energy Holdings Company (“MidAmerican”) and its subsidiaries:
MidAmerican senior unsecured debt due 2012-2037	6.1%	$5,363	$5,371
Subsidiary and other debt due 2011-2039	5.6%	14,509	14,275
Issued by BNSF due 2011-2097	5.9%	12,772	11,980
		$32,644	$31,626

MidAmerican subsidiary debt represents amounts issued pursuant to separate financing agreements. All or substantially all of the assets of certain MidAmerican subsidiaries are or may be pledged or encumbered to support or otherwise secure the debt. These borrowing arrangements generally contain various covenants including, but not limited to, leverage ratios, interest coverage ratios and debt service coverage ratios. BNSF’s borrowings are primarily unsecured. As of September 30, 2011, BNSF and MidAmerican and its subsidiaries were in compliance with all applicable covenants. Berkshire does not guarantee any debt or other borrowings of BNSF, MidAmerican or their subsidiaries. In August 2011, BNSF issued $750 million in debentures comprised of $450 million of 3.45% debentures due in September 2021 and $300 million of 4.95% debentures due in September 2041.

	Average Interest Rate	September 30, 2011	December 31, 2010
Finance and financial products:
Issued by Berkshire Hathaway Finance Corporation (“BHFC”) due 2012-2040	4.4%	$11,530	$11,535
Issued by other subsidiaries due 2011-2036	4.9%	2,562	2,942
		$14,092	$14,477

BHFC is a 100% owned finance subsidiary of Berkshire, which has fully and unconditionally guaranteed its securities. In January 2011, BHFC issued $1.5 billion of notes and repaid $1.5 billion of maturing notes. The new notes are unsecured and are comprised of $750 million of 4.25% senior notes due in 2021, $375 million of 1.5% senior notes due in 2014 and $375 million of floating rate senior notes due in 2014.

Our subsidiaries have approximately $4.8 billion of available unused lines of credit and commercial paper capacity in the aggregate at September 30, 2011, to support our short-term borrowing programs and provide additional liquidity. Generally, Berkshire’s guarantee of a subsidiary’s debt obligation is an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all present and future payment obligations.

Notes To Consolidated Financial Statements (Continued)

Note 15.    Common stock

Changes in outstanding Class A and Class B common stock during the first nine months of 2011 are shown in the table below.

	Class A, $5 Par Value	Class B, $0.0033 Par Value
	(1,650,000 shares authorized)	(3,225,000,000 shares authorized)
Balance at December 31, 2010	947,460	1,050,990,468
Shares issued to acquire noncontrolling interests of Wesco Financial Corporation	—	3,253,472
Conversions of Class A common stock to Class B common stock and exercises of replacement stock options issued in the BNSF acquisition	(7,889)	13,380,845
Treasury stock acquired	(15)	(227,669)
Balance at September 30, 2011	939,556	1,067,397,116

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

On an equivalent Class A common stock basis, there were 1,651,154 shares outstanding as of September 30, 2011 and 1,648,120 shares outstanding as of December 31, 2010. In addition to our common stock, 1,000,000 shares of preferred stock are authorized, but none of which are issued and outstanding.

In September 2011, our Board of Directors approved a common stock repurchase program whereby it authorized Berkshire Hathaway to repurchase its Class A and Class B shares of Berkshire at prices no higher than a 10% premium over the book value of the shares. Berkshire may repurchase shares in open market purchases or through privately negotiated transactions, at management’s discretion. Berkshire’s Board of Directors’ authorization does not specify a maximum number of shares to be purchased.  However, repurchases will not be made if they would reduce Berkshire’s consolidated cash equivalent holdings below $20 billion.  The repurchase program is expected to continue indefinitely and the amount of purchases will depend entirely upon the levels of cash available, the attractiveness of investment and business opportunities either at hand or on the horizon and the degree of discount from management’s estimate of intrinsic value. The repurchase program does not obligate Berkshire to repurchase any dollar amount or number of Class A or Class B shares.

Note 16.    Fair value measurements

The estimated fair values of our financial instruments are shown in the following table (in millions). The carrying values of cash and cash equivalents, accounts receivable and accounts payable, accruals and other liabilities are deemed to be reasonable estimates of their fair values.

	Carrying Value		Fair Value
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Investments in fixed maturity securities	$34,048	$34,883	$34,048	$34,883
Investments in equity securities	68,062	61,513	68,062	61,513
Other investments	20,519	23,009	21,555	24,147
Loans and finance receivables	14,003	15,226	13,335	14,453
Derivative contract assets (1)	278	574	278	574
Notes payable and other borrowings:
Insurance and other	13,748	12,471	14,200	12,705
Railroad, utilities and energy	32,644	31,626	37,289	33,932
Finance and financial products	14,092	14,477	14,934	15,191
Derivative contract liabilities:
Railroad, utilities and energy (2)	492	621	492	621
Finance and financial products	10,421	8,371	10,421	8,371

(1)	Included in Other assets

(2)	Included in Accounts payable, accruals and other liabilities

Notes To Consolidated Financial Statements (Continued)

Note 16.    Fair value measurements (Continued)

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

	Total Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2011
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$2,292	$686	$1,603	$3
States, municipalities and political subdivisions	3,154	—	3,153	1
Foreign governments	13,196	5,765	7,309	122
Corporate bonds	12,601	—	11,947	654
Mortgage-backed securities	2,805	—	2,805	—
Investments in equity securities	68,062	67,964	82	16
Other investments	15,276	—	3,300	11,976

Net derivative contract (assets)/liabilities:
Railroad, utilities and energy	413	18	188	207
Finance and financial products:
Equity index put options	8,849	—	—	8,849
Credit default obligations	1,324	—	—	1,324
Other	49	—	26	23

Notes To Consolidated Financial Statements (Continued)

Note 16.    Fair value measurements (Continued)

	Total Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2010
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$2,197	$535	$1,658	$4
States, municipalities and political subdivisions	3,581	—	3,581	—
Foreign governments	11,912	5,633	6,167	112
Corporate bonds	14,054	23	13,346	685
Mortgage-backed securities	3,139	—	3,139	—
Investments in equity securities	61,513	61,390	88	35
Other investments	17,589	—	—	17,589

Net derivative contract (assets)/liabilities:
Railroad, utilities and energy	390	7	52	331
Finance and financial products:
Equity index put options	6,712	—	—	6,712
Credit default obligations	1,239	—	—	1,239
Other	77	—	137	(60)

Reconciliations of assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the first nine months ended September 30, 2011 and 2010 follow (in millions).

	Investments in fixed maturity securities	Investments in equity securities	Other investments	Net derivative contract liabilities
Balance at December 31, 2009	$918	$304	$18,562	$(9,196)
Gains (losses) included in:
Earnings	—	—	—	(1,914)
Other comprehensive income	30	(22)	(610)	—
Regulatory assets and liabilities	—	—	—	(35)
Purchases, sales, issuances and settlements	(1)	(1)	—	130
Transfers into (out of) Level 3	(140)	(260)	—	3
Balance at September 30, 2010	$807	$21	$17,952	$(11,012)

Balance at December 31, 2010	$801	$35	$17,589	$(8,222)
Gains (losses) included in:
Earnings	—	—	—	(2,244)
Other comprehensive income	7	(19)	(1,813)	—
Regulatory assets and liabilities	—	—	—	87
Acquisitions	6	—	5,000	(51)
Dispositions	(34)	—	—	26
Transfers into (out of) Level 3	—	—	(8,800)	1
Balance at September 30, 2011	$780	$16	$11,976	$(10,403)

Gains and losses included in net earnings are included as components of investment gains/losses, derivative gains/losses and other revenues, as appropriate and are related to changes in valuations of derivative contracts and disposal or settlement transactions. Other investments with Level 3 measurements at December 31, 2010 included our investments in GS, GE, Dow and Wrigley preferred stock and the GS and GE warrants. On September 1, 2011, we acquired preferred stock and common stock warrants of the Bank of America Corporation at an aggregate cost of $5 billion.  As of March 31, 2011, we transferred our investment in GS Preferred Stock to Level 2 measurements given the then pending redemption of that investment which occurred on April 18, 2011. As of September 30, 2011, we transferred our investment in GE Preferred from Level 3 to Level 2, as a result of the pending redemption which occurred on October 17, 2011.

Notes To Consolidated Financial Statements (Continued)

Note 17.    Business segment data

Revenues by business segment for the third quarter and first nine months of 2011 and 2010 follow (in millions).

	Third Quarter		First Nine Months
	2011	2010	2011	2010
Operating Businesses:
Insurance group:
Premiums earned:
GEICO	$3,907	$3,606	$11,400	$10,614
General Re	1,438	1,396	4,319	4,209
Berkshire Hathaway Reinsurance Group	1,839	3,618	7,051	7,271
Berkshire Hathaway Primary Group	461	434	1,306	1,250
Investment income	1,042	1,226	3,718	4,028
Total insurance group	8,687	10,280	27,794	27,372
BNSF	4,961	4,391	14,284	10,558	*
Finance and financial products	995	1,051	2,899	3,177
Marmon	1,800	1,525	5,255	4,484
McLane Company	8,708	8,611	24,919	24,334
MidAmerican	2,867	2,824	8,425	8,473
Other businesses	7,951	7,122	23,168	20,833
	35,969	35,804	106,744	99,231

Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	(2,351)	312	(1,382)	248
Eliminations and other	121	158	371	541
	$33,739	$36,274	$105,733	$100,020

Earnings before income taxes by business segment for the third quarter and first nine months of 2011 and 2010 follow (in millions).

	Third Quarter		First Nine Months
	2011	2010	2011	2010
Operating Businesses:
Insurance group:
Underwriting gain (loss):
GEICO	$114	$289	$610	$917
General Re	148	201	(46)	384
Berkshire Hathaway Reinsurance Group	1,375	(237)	(322)	(68)
Berkshire Hathaway Primary Group	58	52	168	133
Net investment income	1,038	1,218	3,703	3,995
Total insurance group	2,733	1,523	4,113	5,361
BNSF	1,236	1,127	3,271	2,577 *
Finance and financial products	147	148	480	433
Marmon	257	212	752	621
McLane Company	124	89	311	278
MidAmerican	489	416	1,260	1,149
Other businesses	964	844	2,615	2,287
	5,950	4,359	12,802	12,706
Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	(2,351)	312	(1,382)	248
Interest expense, excluding interest allocated to operating businesses	(61)	(53)	(162)	(155)
Eliminations and other	(175)	(84)	(396)	(229)
	$3,363	$4,534	$10,862	$12,570

*	Includes revenues and earnings from February 13, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings attributable to Berkshire Hathaway are disaggregated in the table that follows. Amounts are after deducting income taxes and exclude earnings attributable to noncontrolling interests. Amounts are in millions.

	Third Quarter		First Nine Months
	2011	2010	2011	2010
Insurance – underwriting	$1,089	$199	$261	$887
Insurance – investment income	783	873	2,730	2,949
Railroad	766	706	2,063	1,591	*
Utilities and energy	372	331	888	787
Manufacturing, service and retailing	836	645	2,183	1,793
Finance and financial products	103	90	309	268
Other	(137)	(57)	(325)	(192)
Investment and derivative gains/losses	(1,534)	202	(903)	507
Net earnings attributable to Berkshire Hathaway	$2,278	$2,989	$7,206	$8,590

*	BNSF’s earnings are for the period from February 13 through September 30.

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

On February 12, 2010, we completed the acquisition of the 77.5% of BNSF common stock that we did not already own. Beginning as of February 13, 2010, BNSF’s results and net earnings are included fully in our consolidated results. Prior to February 13, 2010, our share of net earnings related to our previously held investments in BNSF was determined under the equity method and is included as a component of insurance investment income in the preceding table. We completed the acquisition of The Lubrizol Corporation on September 16, 2011, and included its results for the fifteen days ended September 30, 2011 in manufacturing, service and retailing businesses.

Insurance underwriting earnings for the third quarter of 2011 included an after-tax gain of $855 million from the reduction in estimated liabilities related to retroactive reinsurance contracts which was primarily attributable to lower than expected loss experience of one ceding company and from reductions in certain reinsurance contract liabilities that are settled in foreign currencies due to changes in currency exchange rates. For the first nine months of 2011, insurance underwriting results of our reinsurance operations included after-tax losses of approximately $1.3 billion from several significant catastrophe events occurring primarily in the first quarter. After-tax losses from catastrophes occurring in the first nine months of 2010 were approximately $500 million.

Our after-tax investment and derivative losses for the third quarter and first nine months of 2011 were $1,534 million and $903 million, respectively.  For the first nine months of 2011, we incurred non-cash after-tax losses in connection with our equity index put option derivative contracts of $1.4 billion with most of the losses occurring in the third quarter. In the first nine months of 2011, we also recognized an after-tax gain of $806 million from the redemption of our investment in Goldman Sachs Preferred Stock. After-tax investment and derivative losses in 2011 also included other-than-temporary impairment (“OTTI”) losses related to certain equity securities of $322 million recorded in the first quarter. These OTTI losses had no impact on our consolidated shareholders’ equity.

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

Our periodic underwriting results are often affected significantly by changes in estimates for unpaid losses and loss adjustment expenses, including amounts established for occurrences in prior years. During the third quarter we reduced estimated liabilities related to certain retroactive reinsurance contracts by approximately $875 million which resulted in a corresponding increase in pre-tax underwriting earnings. These reductions were primarily due to lower than expected loss experience of one ceding company. Actual claim settlements and revised loss estimates will develop over time, which will likely differ from the liability estimates recorded as of September 30 (over $63 billion). Accordingly, the unpaid loss estimates recorded as of September 30, 2011 may develop upward or downward in future periods with a corresponding decrease or increase, respectively, to pre-tax earnings.

The timing and amount of catastrophe losses can produce significant volatility in our periodic underwriting results, particularly with respect to BHRG and General Re. For the first nine months of 2011, we recorded aggregate pre-tax losses from catastrophe events of approximately $2 billion, arising primarily from the earthquakes in Japan and New Zealand, as well as weather related events in Australia and the U.S. during 2011. Our periodic underwriting results also include significant foreign currency transaction gains and losses arising from the changes in the valuation of certain non-U.S. Dollar denominated reinsurance liabilities into U.S. Dollars as a result of foreign currency exchange rate fluctuations. In recent years, currency exchange rates have been volatile and the resulting impact on our underwriting results has been significant.

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

A summary follows of underwriting results from our insurance businesses. Amounts are in millions.

	Third Quarter		First Nine Months
	2011	2010	2011	2010
Underwriting gain (loss) attributable to:
GEICO	$114	$289	$610	$917
General Re	148	201	(46)	384
Berkshire Hathaway Reinsurance Group	1,375	(237)	(322)	(68)
Berkshire Hathaway Primary Group	58	52	168	133
Pre-tax underwriting gain (loss)	1,695	305	410	1,366
Income taxes and noncontrolling interests	606	106	149	479
Net underwriting gain (loss)	$1,089	$199	$261	$887

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

	Third Quarter				First Nine Months
	2011		2010		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums earned	$3,907	100.0	$3,606	100.0	$11,400	100.0	$10,614	100.0
Losses and loss adjustment expenses	3,100	79.3	2,685	74.5	8,707	76.4	7,821	73.7
Underwriting expenses	693	17.8	632	17.5	2,083	18.3	1,876	17.7
Total losses and expenses	3,793	97.1	3,317	92.0	10,790	94.7	9,697	91.4
Pre-tax underwriting gain	$114		$289		$610		$917

Premiums earned in the third quarter and first nine months of 2011 increased $301 million (8.3%) and $786 million (7.4%), respectively, as compared to premiums earned in the corresponding 2010 periods. Over the past year, voluntary auto policies-in-force increased 8.0%. The increase in policies-in-force in 2011 reflected an increase of 13.2% in voluntary auto new business sales during the first nine months of 2011 and higher retention rates of existing customers. Voluntary auto policies-in-force at September 30, 2011 were approximately 623,000 greater than at December 31, 2010. Losses and loss adjustment expenses incurred in the third quarter and first nine months of 2011 increased $415 million (15.5%) and $886 million (11.3%), respectively, from amounts incurred in the same

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance —Underwriting (Continued)

GEICO (Continued)

periods in 2010. The increases in losses and loss adjustment expenses reflected higher catastrophe losses, the increase in policies-in-force and modest increases in average claims frequencies and severities in the significant coverage categories. In 2011, catastrophe losses were $116 million in the third quarter and $240 million in the first nine months. In 2010, catastrophe losses were $16 million in the third quarter and $79 million in the first nine months.

In 2011, underwriting expenses increased $61 million (9.7%) for the third quarter and $207 million (11.0%) for the first nine months over the corresponding 2010 periods. The increases reflected additional advertising and increased payroll costs related to generating new business and servicing existing business.

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

	Premiums earned				Pre-tax underwriting gain (loss)
	Third Quarter		First Nine Months		Third Quarter		First Nine Months
	2011	2010	2011	2010	2011	2010	2011	2010
Property/casualty	$750	$748	$2,220	$2,194	$114	$119	$(169)	$222
Life/health	688	648	2,099	2,015	34	82	123	162
	$1,438	$1,396	$4,319	$4,209	$148	$201	$(46)	$384

Property/casualty

Property/casualty premiums earned in the third quarter and first nine months of 2011 were relatively unchanged versus the corresponding 2010 periods. Excluding the effects of foreign currency exchange rate changes, premiums earned in the first nine months of 2011 declined $63 million (2.8%) from 2010. The modest decline reflected lower premiums earned from North American property treaty business partially offset by higher premiums earned from European property treaty and broker-market motor liability businesses. Price competition in most property and casualty lines persists. Our underwriters continue to exercise discipline by not accepting offers to write business where prices are deemed inadequate. We remain prepared to increase volumes should market conditions improve.

The property/casualty operations generated an underwriting gain of $114 million in the third quarter of 2011 and an underwriting loss of $169 million for the first nine months of 2011. In 2011, the property business produced an underwriting gain of $86 million in the third quarter and a net underwriting loss of $267 million for the first nine months. In 2011, property underwriting results included catastrophe losses of $126 million in the third quarter and $787 million in the first nine months related to a number of 2011 events including the earthquakes in Japan and New Zealand and various tornado and other weather related loss events in the United States, Europe and Australia. The casualty/workers’ compensation business generated an underwriting gain of $98 million for the first nine months of 2011, reflecting overall reductions in estimated prior years’ casualty loss reserves.

The property/casualty operations generated underwriting gains of $119 million in the third quarter of 2010 and $222 million for the first nine months of 2010. For the first nine months of 2010, our casualty/workers’ compensation business generated gains of $138 million, which reflected overall reductions in estimated prior years’ casualty loss reserves. The property business in 2010 produced gains of $84 million which were net of catastrophe losses of $304 million arising primarily from earthquakes in Chile and New Zealand and storm and other weather related losses in Europe, Australia and New England.

Life/health

Life/health premiums earned in 2011 increased $40 million (6.2%) for the third quarter and $84 million (4.2%) for the first nine months versus the comparable periods in 2010.  Adjusting for the effects of foreign currency exchange rate changes, premiums earned in the first nine months of 2011 declined $24 million (1.2%) versus 2010; primarily due to lower Medicare supplement business. Underwriting results for the global life/health operations produced underwriting gains of $34 million in the third quarter of 2011 and $123 million for the first nine months of 2011. The third quarter underwriting gains were driven by favorable mortality in our international operations. Underwriting results for the first nine months of 2011 reflected losses attributable to the earthquakes in Japan and New Zealand and losses from increased frequency and severity of life claims in the U.S. The life/health operations produced underwriting gains of $82 million in the third quarter and $162 million for the first nine months of 2010 due primarily to favorable mortality in our international life business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance —Underwriting (Continued)

Berkshire Hathaway Reinsurance Group (“BHRG”)

Through the BHRG, we underwrite excess-of-loss reinsurance and quota-share coverages on property and casualty risks for insurers and reinsurers worldwide. BHRG’s business includes catastrophe excess-of-loss reinsurance and excess primary and facultative reinsurance for large or otherwise unusual property risks referred to as individual risk. BHRG also writes retroactive reinsurance, which provides indemnification of losses and loss adjustment expenses with respect to past loss events. Other multi-line business refers to other property and casualty business written on both a quota-share and excess basis and includes a quota-share contract with Swiss Reinsurance Company Ltd. (“Swiss Re”) covering a 20% share of substantially all of Swiss Re’s property/casualty risks incepting between January 1, 2008 and December 31, 2012. We currently do not anticipate that the Swiss Re quota-share contract will be renewed or extended. BHRG’s underwriting activities also include life reinsurance as well as a life annuity business. BHRG’s underwriting results are summarized in the table below. Amounts are in millions.

	Premiums earned				Pre-tax underwriting gain/loss
	Third Quarter		First Nine Months		Third Quarter		First Nine Months
	2011	2010	2011	2010	2011	2010	2011	2010
Catastrophe and individual risk	$192	$151	$551	$477	$35	$63	$(130)	$290
Retroactive reinsurance	104	2,258	1,923	2,610	750	(84)	495	(313)
Other multi-line property/casualty	1,012	791	3,055	2,462	609	(182)	(621)	118
Life and annuity	531	418	1,522	1,722	(19)	(34)	(66)	(163)
	$1,839	$3,618	$7,051	$7,271	$1,375	$(237)	$(322)	$(68)

Premiums earned in the third quarter and first nine months of 2011 from catastrophe and individual risk contracts increased $41 million (27%) and $74 million (16%), respectively, compared with the prior year periods. The level of business written in a given period will vary significantly due to changes in market conditions and management’s assessment of the adequacy of premium rates. We constrained the volume of business written in recent years as premium rates have not been attractive enough to warrant significantly increasing volume.  However, we have the capacity and desire to write substantially more business when appropriate pricing can be obtained.

Catastrophe and individual risk underwriting results for the first nine months of 2011 included estimated catastrophe losses of $454 million, which were attributable to the earthquakes in Japan and New Zealand, as well as underwriting losses in the third quarter of approximately $80 million from general liability business.  Catastrophe and individual risk underwriting results for the first nine months of 2010 included estimated losses of $158 million from 2010 events, including the earthquake in Chile and the Gulf of Mexico BP Deepwater Horizon oil rig explosion.

Premiums earned under retroactive reinsurance contracts in the first nine months of 2011 included approximately $1.7 billion from a reinsurance contract in the second quarter with Eaglestone Reinsurance Company, a subsidiary of American International Group, Inc. (“AIG”). Under the contract, we agreed to reinsure the bulk of AIG’s U.S. asbestos liabilities. The agreement provides for a maximum limit of indemnification of $3.5 billion.  At the inception of the contract we recorded estimated liabilities of $2.5 billion and a deferred charge asset of approximately $800 million, which will be amortized over the estimated claim settlement period.  Premiums earned in the third quarter of 2010 included approximately $2.25 billion from a contract with Continental Casualty Company, a subsidiary of CNA Financial Corporation, and several of its other insurance subsidiaries (collectively the “CNA Companies”). Under the terms of the reinsurance agreement, BHRG assumed certain asbestos and environmental pollution liabilities of the CNA Companies subject to an aggregate limit of indemnification of $4 billion.

Retroactive policies often provide very large, but limited, indemnification of unpaid losses and loss adjustment expenses with respect to past loss events that are generally expected to be paid over long periods of time. During the third quarter of 2011, we recognized a net reduction in the estimated liabilities established under contracts written in prior years of approximately $875 million, which was primarily attributable to lower than expected loss experience with respect to one ceding company. In addition, periodic underwriting losses from retroactive policies include the recurring periodic amortization of deferred charges established at the inception of the contracts. At September 30, 2011, the unamortized deferred charges associated with all of BHRG’s retroactive reinsurance contracts were approximately $4.2 billion and estimated unpaid losses attributable to such contracts were approximately $19.6 billion.

Premiums earned in the third quarter and first nine months of 2011 from other multi-line property and casualty business included $686 million and $2,061 million, respectively, from the Swiss Re quota-share contract.  In 2010, premiums earned from this contract were $536 million for the third quarter and $1,726 million for the first nine months. Underwriting results for the first nine months of 2011 from other multi-line property and casualty business included estimated catastrophe losses of approximately $724 million. Such losses were primarily from the earthquakes in Japan and New Zealand. Underwriting results for the first nine months of 2010 included estimated catastrophe losses of approximately $257 million attributable to the earthquake in Chile and the Gulf of Mexico BP Deepwater Horizon oil rig explosion. Underwriting results in 2011 also included foreign currency transaction gains of $434 million

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance —Underwriting (Continued)

Berkshire Hathaway Reinsurance Group (“BHRG”) (Continued)

in the third quarter and $41 million in the first nine months arising from the conversion of certain reinsurance loss reserves and other liabilities that are denominated in foreign currencies into U.S. Dollars. In 2010, underwriting results included foreign currency transaction losses of $181 million in the third quarter and $4 million in the first nine months. These gains and losses result from changes in the value of the U.S. Dollar versus other currencies.

Life and annuity premiums earned in 2011 increased $113 million for the third quarter and decreased $200 million for the first nine months compared with premiums earned in the 2010 periods. In 2011, premiums earned included premiums from a life reinsurance business acquired as of December 31, 2010. Substantially all of the premiums in 2010 were attributable to a reinsurance contract related to a closed block of life reinsurance business of Swiss Re Life & Health America Inc. (“SRLHA”). Premiums earned in the first nine months of 2010 from the SRLHA contract included approximately $600 million for the period between the October 1, 2009 effective date of the SRLHA contract and closing of the transaction in January 2010.  In 2011, underwriting losses of the life and annuity business were $19 million for the third quarter and $66 million for the first nine months. The underwriting results of the life and annuity business include a portfolio of annuity policies, most of which were written several years ago. For the first nine months of 2011 and 2010, these policies generated underwriting losses of $77 million and $84 million, respectively, primarily related to periodic interest that accretes under the policies. At September 30, 2011, annuity reserves for policies in force were approximately $1.8 billion.

Berkshire Hathaway Primary Group

Premiums earned in the first nine months by our various primary insurers were $1,306 million in 2011 and $1,250 million in 2010. The increase in premiums earned was primarily related to the Berkshire Hathaway Homestate Companies and Applied Underwriters. In recent years, premium volume of our primary insurers, in general, has been constrained by soft market conditions. We have the capacity and desire to write substantially more volume if market conditions improve. For the first nine months of 2011 and 2010, our primary insurers produced underwriting gains of $168 million and $133 million, respectively. The increase in underwriting gains in 2011 was primarily due to reductions of MedPro’s estimated prior years’ loss reserves and increased underwriting gains of Applied Underwriters, partially offset by increased underwriting losses from the Berkshire Hathaway Homestate Companies and Kansas Bankers.

Insurance—Investment Income

A summary of net investment income of our insurance operations follows. Amounts are in millions.

	Third Quarter		First Nine Months
	2011	2010	2011	2010
Investment income before taxes, noncontrolling interests and equity method earnings	$1,038	$1,218	$3,703	$3,995
Income taxes and noncontrolling interests	255	345	973	1,096
Net investment income before equity method earnings	783	873	2,730	2,899
Equity method earnings	—	—	—	50
Net investment income	$783	$873	$2,730	$2,949

Investment income consists of interest and dividends earned on cash equivalents and investments of our insurance businesses. Pre-tax investment income in the third quarter and first nine months of 2011 declined $180 million (15%) and $292 million (7%), respectively, compared with the corresponding prior year periods.

In 2011, investment income was favorably impacted by increased dividend rates with respect to several of our common stock holdings, including Wells Fargo and US Bancorp.  Investment income in 2011 was negatively impacted by the redemption in April 2011 of our investment in Goldman Sachs 10% Preferred Stock and the redemption in the fourth quarter of 2010 of our CHF 3 billion investment in a 12% Swiss Re capital instrument. Our insurance subsidiaries earned dividends from the Goldman Sachs and Swiss Re investments of $191 million in the first nine months of 2011 compared with $577 million in the first nine months of 2010. In addition, General Electric redeemed our 10% Preferred Stock ($3 billion liquidation value) investment in October 2011. As a result, our investment income in the future will be negatively impacted from these redemptions, given the comparatively lower yields currently available from new investment opportunities.

A summary of cash and investments held in our insurance businesses follows. Other investments include investments in Wrigley, Goldman Sachs, General Electric, Dow Chemical and Bank of America. (See Note 6). Amounts are in millions.

	September 30,	December 31,
	2011	2010
Cash and cash equivalents	$19,074	$24,818
Equity securities	66,944	59,517
Fixed maturity securities	31,564	32,889
Other investments	16,633	19,133
	$134,215	$136,357

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Investment Income (Continued)

Fixed maturity investments as of September 30, 2011 were as follows. Amounts are in millions.

	Amortized cost	Unrealized gains/losses	Fair value
U.S. Treasury, U.S. government corporations and agencies	$2,245	$47	$2,292
States, municipalities and political subdivisions	2,938	216	3,154
Foreign governments	11,506	225	11,731
Corporate bonds, investment grade	4,816	592	5,408
Corporate bonds, non-investment grade	5,778	821	6,599
Mortgage-backed securities	2,089	291	2,380
	$29,372	$2,192	$31,564

U.S. government obligations are rated AA+ or Aaa by the major rating agencies and approximately 88% of all state, municipal and political subdivisions, foreign government obligations and mortgage-backed securities were rated AA or higher. Non-investment grade securities represent securities that are rated below BBB- or Baa3.

Invested assets derive from shareholder capital and reinvested earnings as well as net liabilities under insurance contracts or “float.” The major components of float are unpaid losses, life, annuity and health benefit liabilities, unearned premiums and other liabilities to policyholders less premiums and reinsurance receivables, deferred charges assumed under retroactive reinsurance contracts and deferred policy acquisition costs. Float approximated $70 billion at September 30, 2011 and $66 billion at December 31, 2010. The cost of float for the first nine months, as represented by the ratio of our underwriting loss to average float, was negative in 2010 and 2011, as our insurance businesses generated an overall underwriting gain.

Railroad (“BNSF”)

We acquired control of Burlington Northern Santa Fe Corporation including its subsidiary BNSF Railway Company, (“BNSF”) on February 12, 2010. BNSF’s revenues and operating results are included in our consolidated results beginning immediately after the acquisition. For the period between January 1, 2010 and February 12, 2010, we accounted for our investment in BNSF pursuant to the equity method. Our share of BNSF’s earnings for that period is included in net investment income of our insurance group.  Earnings of BNSF are summarized below (in millions). BNSF’s earnings for the first nine months of 2010 are provided for comparison, although these results are not fully reflected in our consolidated financial statements.

	Third Quarter		First Nine Months	Feb. 13, 2010 to	First Nine Months
	2011	2010	2011	September 30, 2010	2010
Revenues	$4,961	$4,391	$14,284	$10,558	$12,349
Operating expenses	3,583	3,132	10,597	7,676	9,018
Interest expense	142	132	416	305	377
	3,725	3,264	11,013	7,981	9,395
Pre-tax earnings	1,236	1,127	3,271	2,577	2,954
Income taxes	470	421	1,208	986	1,139
Net earnings	$766	$706	$2,063	$1,591	$1,815

BNSF operates one of the largest railroad systems in North America with approximately 32,000 route miles of track in 28 states and two Canadian provinces. BNSF’s major business groups are classified by product shipped and include consumer products, coal, industrial products and agricultural products. The discussion that follows compares BNSF’s results for the nine months ending September 30, 2011 to the same nine month period in 2010.

Revenues during the third quarter and first nine months of 2011 were $4,961 million and $14,284 million, respectively, representing increases of $570 million (13%) and $1,935 million (16%), respectively, over 2010. Revenues in each period include fuel surcharges to customers under programs intended to recover incremental fuel costs when fuel prices exceed threshold fuel prices. Overall, the increases in revenues in 2011 reflected higher average revenues per car/unit across all four business groups of 15% for the third quarter and 12% for the first nine months as well as increases in cars/units handled of 3% for the first nine months. During the third quarter, cars/units handled were 2% lower than the comparable period in 2010.  Average revenues per car/unit in 2011 included the effects of increases in fuel surcharges of 35% for the third quarter and 39% for the first nine months. The increases in fuel surcharges were driven by higher fuel costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Railroad (“BNSF”) (Continued)

For the first nine months of 2011, consumer products revenues increased due primarily to higher unit volumes within domestic intermodal traffic. Coal revenues increased over 2010 primarily due to higher average revenues per car/unit, despite lower unit volumes, which were partially attributable to the impacts of severe flooding along key coal routes. Industrial products revenues increased over 2010 primarily as a result of increased unit volumes, particularly from increased steel and sand shipments, as well as increased demand in petroleum products. Agricultural products revenues increased over 2010 due to higher average revenue per car/unit; while strong export wheat shipments drove significant volume increases in the first half of 2011, those trends were mostly offset by declining wheat exports in the third quarter.

Operating expenses in 2011 were $3.6 billion for the third quarter and $10.6 billion for the first nine months, representing increases of $451 million (14%) and $1.6 billion (18%), respectively, over 2010. Fuel expenses increased $341 million in the third quarter and $955 million in first nine months of 2011 primarily due to higher fuel prices.  The remainder of the increase in fuel was driven by volumes and severe weather conditions, which impacted efficiency. Compensation and benefits expenses increased $50 million in the third quarter and $252 million for the first nine months of 2011, reflecting volume-related costs, as well as salaries and benefits inflation, increased personnel training costs and flood-related costs. Purchased services expenses increased $29 million in the third quarter of 2011 and $81 million in the first nine months of 2011 as compared to 2010 due primarily to volume-related costs and the impact of severe flooding. First quarter of 2010 also includes one-time merger-related legal and consulting fees. Materials and other expenses increased $15 million in the third quarter and $235 million in the first nine months of 2011, reflecting higher locomotive and freight car material costs and increased crew transportation, travel and casualty costs.  Material and other expenses in 2010 were net of a gain of $74 million from the sale of a line segment in Washington State.

Utilities and Energy (“MidAmerican”)

Revenues and earnings from MidAmerican are summarized below. Amounts are in millions.

	Third Quarter				First Nine Months
	Revenues		Earnings		Revenues		Earnings
	2011	2010	2011	2010	2011	2010	2011	2010
PacifiCorp	$1,209	$1,187	$233	$217	$3,446	$3,389	$606	$614
MidAmerican Energy Company	873	938	112	105	2,667	2,907	230	233
Natural gas pipelines	208	210	64	59	711	697	262	252
U.K. utilities	237	186	100	102	729	584	319	243
Real estate brokerage	290	260	22	9	774	811	35	38
Other	50	43	39	8	98	85	49	12
	$2,867	$2,824			$8,425	$8,473

Earnings before corporate interest and income taxes			570	500			1,501	1,392
Corporate interest			(81)	(84)			(241)	(243)
Interest on Berkshire junior debt			(3)	(7)			(12)	(25)
Income taxes and noncontrolling interests			(74)	(45)			(269)	(265)
Net earnings			$412	$364			$979	$859
Earnings attributable to Berkshire Hathaway *			$372	$331			$888	$787
Debt owed to others at September 30							$19,872	$19,582
Debt owed to Berkshire at September 30							43	186

*	Net of noncontrolling interests and includes interest earned by Berkshire (net of related income taxes).

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

PacifiCorp’s revenues in the third quarter and first nine months of 2011 increased $22 million (2%) and $57 million (2%), respectively, compared to the same periods in 2010.  Revenue increases in 2011 reflected higher retail prices approved by regulators and increased customer load, partially offset by lower wholesale and other revenues due to lower prices and volumes in the first nine months of 2011 and customer refunds in connection with a Utah rate case settlement. Earnings before corporate interest and taxes (“EBIT”) in 2011 increased $16 million (7%) in the third quarter and decreased $8 million (1%) in the first nine months in comparison with 2010.  In the third quarter of 2011, EBIT increased primarily due to the net increase in revenues and the deferral of power costs in connection with the Utah rate case settlement, partially offset by higher purchased power costs ($30 million), depreciation and amortization ($14 million) and interest costs.  In the first nine months of 2011, the net increase in revenues was more than offset by higher depreciation and amortization and operating expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Utilities and Energy (“MidAmerican”) (Continued)

Revenues of MidAmerican Energy Company (“MEC”) in the third quarter and first nine months of 2011 decreased $65 million (7%) and $240 million (8%), respectively, compared to 2010.  For the third quarter and first nine months of 2011, regulated electric and gas revenue declined $29 million and $148 million, respectively, compared to 2010. The declines were primarily attributable to lower wholesale volumes and, to a lesser degree, lower wholesale prices. Non-regulated energy and other revenues declined $36 million for the third quarter and $92 million for the first nine months of 2011 versus the comparable 2010 periods. These declines were attributable to lower volumes and prices. In 2011, EBIT of MEC in the third quarter increased $7 million (7%) and declined $3 million (1%) in the first nine months as compared to 2010.  In 2011, declines in wholesale electric margins were offset by lower depreciation, amortization and interest costs. Natural gas pipelines revenues were relatively unchanged for the third quarter and increased $14 million (2%) for the first nine months of 2011 as compared to 2010 reflecting higher sales of gas and condensate liquids, generally offset by lower  transportation and storage rates.  In 2011, EBIT increased $5 million (8%) in the third quarter and $10 million (4%) in the first nine months compared to 2010. The increases reflected lower operating and interest costs.

Revenues of the U.K. utilities in the third quarter and first nine months of 2011 increased $51 million (27%) and $145 million (25%), respectively, from the comparable 2010 periods. The increases were due primarily to higher distribution revenues and foreign currency translation effects of a weaker U.S. Dollar.  Approximately 50% of the increase in distribution revenues for the first nine months of 2011 was attributable to lower regulatory provisions. EBIT of U.K. utilities in the third quarter decreased $2 million (2%) and increased $76 million (31%) in the first nine months of 2011 from the comparable 2010 periods. The EBIT increases in 2011 reflected the aforementioned increase in revenues and the net favorable impact of foreign currency translation.  EBIT in the third quarter and first nine months of 2010 contained a $45 million gain on the sale of a subsidiary.

Real estate brokerage revenues in the third quarter increased $30 million (12%) and decreased $37 million (5%) in the first nine months of 2011 from comparable 2010 periods.  The increase in third quarter 2011 revenues was due to an increase in closed brokerage transactions of 23% partially offset by an 8% decrease in average transaction prices compared to 2010.  A significant part of the increase in closings during the third quarter of 2011 is attributable to the expiration of the first-time homebuyer credit in June 2010, which, we believe accelerated closings in 2010 from the third quarter into the second quarter.  Income taxes and noncontrolling interests in the first nine months of 2011 increased $4 million from 2010.  Income taxes and noncontrolling interests in the first nine months of 2010 included an after-tax charge of $59 million related to an unfavorable verdict in connection with litigation associated with the noncontrolling ownership interest of a hydroelectric project in the Philippines.

Manufacturing, Service and Retailing

A summary of revenues and earnings of our manufacturing, service and retailing businesses follows. Amounts are in millions.

	Third Quarter				First Nine Months
	Revenues		Earnings		Revenues		Earnings
	2011	2010	2011	2010	2011	2010	2011	2010
Marmon	$1,800	$1,525	$257	$212	$5,255	$4,484	$752	$621
McLane Company	8,708	8,611	124	89	24,919	24,334	311	278
Other manufacturing	5,358	4,659	652	585	15,112	13,368	1,739	1,462
Other service	1,914	1,811	281	244	5,963	5,456	768	750
Retailing	679	652	31	15	2,093	2,009	108	75
	$18,459	$17,258			$53,342	$49,651
Pre-tax earnings			$1,345	$1,145			$3,678	$3,186
Income taxes and noncontrolling interests			509	500			1,495	1,393
			$836	$645			$2,183	$1,793

Marmon

Marmon’s revenues for the third quarter and first nine months of 2011 were approximately $1.8 billion and $5.3 billion, respectively, which represented increases of approximately 18% and 17%, respectively, over the comparable 2010 periods.  An estimated 31% of the aggregate revenue increase in the first nine months (26% in the third quarter) was attributed to increased copper prices affecting the Building Wire and Flow Products sectors, where copper cost increases are passed on to customers with little or no additional margin.  Ten of Marmon’s eleven business sectors produced comparative revenue increases in the third quarter and first nine months.  The only sector not reporting comparative revenue increases was the Retail Fixtures sector, where its largest customer significantly reduced its purchases.  The Distribution Services, Transportation Services & Engineered Products and Building Wire sectors accounted for the largest revenue dollar increases in the first nine months, as well as in the third quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Manufacturing, Service and Retailing (Continued)

Marmon (Continued)

Pre-tax earnings for the third quarter and first nine months of 2011 were $257 million and $752 million, respectively, which represented increases of 21% over the comparable 2010 periods.  During both the third quarter and first nine months of 2011, nine of the eleven business sectors produced similar or increased earnings compared to 2010.  In 2011, pre-tax earnings as a percentage of revenues was 14.3% in the third quarter and for the first nine months and was 13.8% in the comparable periods of 2010. The Transportation Services & Engineered Products, Distribution Services and Engineered Wire & Cable sectors experienced the largest increases in pre-tax earnings for the third quarter and first nine months of 2011 compared to 2010.  The Retail Fixtures and Water Treatment sectors reported lower earnings in the first nine months of 2011 compared to 2010. In the third quarter of 2011, eight sectors recorded increased pre-tax earnings, two sectors were relatively unchanged and the Retail Fixtures sector reported reduced pre-tax earnings compared to the third quarter of 2010. Pre-tax earnings in 2011 also improved due to reduced interest expense. Pre-tax earnings as a percentage of revenues in both years was negatively impacted by increases in copper prices. The improvements in revenues and pre-tax earnings generally reflected continued recoveries in many of Marmon’s end markets and Marmon’s ongoing effort to reduce or maintain overhead costs.

McLane Company

McLane’s revenues for the third quarter and first nine months of 2011 were approximately $8.7 billion and $24.9 billion, respectively, representing increases of $97 million (1%) and $585 million (2%), respectively, over revenues in the comparable 2010 periods. The increases in revenues in 2011 include revenues from Empire Distributors (“Empire”) acquired in April 2010 and Horizon Wine and Spirits Inc. (“Horizon”) acquired in December 2010. Empire and Horizon are wholesale distributors of distilled spirits, wine and beer. Otherwise revenues from the grocery business were relatively unchanged from 2010, while revenues from the foodservice business increased approximately 6% over 2010. Pre-tax earnings in 2011 reflected the inclusion of Empire and Horizon and a slight increase in the aggregate grocery and food service gross sales margin, partially offset by increased fuel, trucking, legal and professional costs. McLane’s business is marked by high sales volume and very low profit margins.  Approximately 30% of McLane’s annual revenues derive from sales to Wal-Mart. A curtailment of purchasing by Wal-Mart could have a material adverse impact on McLane’s earnings.

Other manufacturing

Our other manufacturing businesses include several manufacturers of building products (Acme Building Brands, Benjamin Moore, Johns Manville, Shaw and MiTek) and apparel (led by Fruit of the Loom which includes the Russell athletic apparel and sporting goods business and the Vanity Fair Brands women’s intimate apparel business). Also included in this group are Forest River, a leading manufacturer of leisure vehicles, IMC Metalworking Companies (“IMC”), an industry leader in the metal cutting tools business with operations worldwide and CTB, a manufacturer of equipment and systems for the livestock and agricultural industries.  Other manufacturing businesses also include The Lubrizol Corporation (“Lubrizol”), a specialty chemical manufacturer, which was acquired September 16, 2011.  Over the first nine months of 2011, our manufacturing businesses have generally experienced increased levels of business and improved operating results, although the rates of improvement have been uneven.

Other manufacturing revenues in the third quarter and first nine months of 2011 increased $699 million (15%) and $1,744 million (13%), respectively, compared with the corresponding 2010 periods. Lubrizol generated revenues of $246 million for the fifteen day period ending September 30. Excluding the impact of Lubrizol, revenues in 2011 increased 10% in the third quarter and 11% in the first nine months compared to 2010.  The increase in revenues for the first nine months of 2011 was primarily attributable to increases in building products (9%), IMC (35%), Forest River (7%) and CTB (24%). IMC and CTB in particular have experienced strong demand for their products in 2011.

Pre-tax earnings of our other manufacturing businesses in the third quarter and first nine months of 2011 increased $67 million (11%) and $277 million (19%), respectively, compared with earnings in the corresponding 2010 periods. Excluding the impact of Lubrizol, earnings in 2011 increased 3% for the third quarter and 16% for the first nine months compared to 2010.  The increases in earnings in 2011 reflected higher earnings of IMC, CTB and Johns Manville, partially offset by lower earnings at Shaw, Acme and the Fruit of the Loom group of businesses. Shaw and Acme continue to be negatively impacted by slow residential housing construction activity. In addition, during 2011, many of our manufacturers have experienced higher commodity costs of certain raw materials (including cotton, steel and petrochemicals) as well as higher energy costs, which also negatively affected earnings. As a result, we have increased selling prices for certain products.

Other service

Our other service businesses include NetJets, the world’s leading provider of fractional ownership programs for general aviation aircraft and FlightSafety (“FSI”), a provider of high technology training to operators of aircraft. Among the other businesses included in this group are: TTI, a leading electronic components distributor; Business Wire, a leading distributor of corporate news, multimedia and regulatory filings; Pampered Chef, a direct seller of high quality kitchen tools; Dairy Queen, a licensor and service provider to about 5,900 stores that offer prepared dairy treats and food; Buffalo News, a publisher of a daily and Sunday newspaper; and businesses that provide management and other services to insurance companies.

In 2011, revenues of our other service businesses increased $103 million (6%) in the third quarter and $507 million (9%) in the first nine months compared to 2010. In each period, the revenue increases were primarily attributable to stronger demand for electronic components (TTI) and pilot training (FSI) and from higher revenues at NetJets. The comparative revenue increases of

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Manufacturing, Service and Retailing (Continued)

Other service (Continued)

NetJets reflected revenues related to aircraft operating cost increases that are passed through to customers (with little or no margin), and slight increases in rates and revenue hours flown. TTI’s revenue increased rapidly during the first half of 2011 reflecting very strong demand. During the third quarter TTI’s revenue growth moderated, as customer demand softened.

Pre-tax earnings in 2011 exceeded 2010 by $37 million (15%) for the third quarter and $18 million (2%) for the first nine months.  The increase in earnings for the third quarter was driven by NetJets and FSI, partially offset by lower earnings from TTI, Pampered Chef and Buffalo News. In 2011, NetJets’ earnings increased $54 million for the third quarter and declined $11 million for the first nine months versus the corresponding 2010 periods. NetJets’ earnings increase in the third quarter was primarily due to the impact of foreign currency exchange rate movements affecting its foreign operations, which largely offset the negative impact of foreign currency rate movements in the first half of the 2011. NetJets earnings for the first nine months of 2011 included comparatively higher impairment charges related to the planned disposition of aircraft and fees incurred to cancel certain aircraft purchase commitments, partially offset by the impact of higher revenues and slightly better operating margins. FlightSafety’s earnings in the 2011 periods exceeded 2010 due primarily to increased training demand in business aviation and regional airline markets.

Retailing

Our retailing operations consist of four home furnishings businesses (Nebraska Furniture Mart, R.C. Willey, Star Furniture and Jordan’s), three jewelry businesses (Borsheims, Helzberg and Ben Bridge) and See’s Candies. Revenues of these businesses increased $27 million (4%) in the third quarter and $84 million (4%) in the first nine months of 2011.  Pre-tax earnings in 2011 increased $16 million (107%) for the third quarter and $33 million (44%) for the first nine months as compared to 2010. For the first nine months of 2011, each of our retailing businesses generated comparatively higher revenues and pre-tax earnings.

Finance and Financial Products

A summary of revenues and earnings from our finance and financial products businesses follows. Amounts are in millions.

	Third Quarter				First Nine Months
	Revenues		Earnings		Revenues		Earnings
	2011	2010	2011	2010	2011	2010	2011	2010
Manufactured housing and finance	$764	$816	$37	$39	$2,185	$2,505	$113	$129
Furniture/transportation equipment leasing	190	174	42	20	541	486	103	35
Other	41	61	68	89	173	186	264	269
	$995	$1,051			$2,899	$3,177
Pre-tax earnings			$147	$148			$480	$433
Income taxes and noncontrolling interests			44	58			171	165
			$103	$90			$309	$268

Manufactured housing (Clayton Homes) revenues in the third quarter and first nine months of 2011 declined $52 million (6%) and $320 million (13%), respectively, compared to revenues in the corresponding 2010 periods. Revenues from home sales in the third quarter and first nine months of 2011 declined 11% and 22%, respectively, from 2010. Unit sales in the first nine months of 2011 declined about 18% from 2010, which benefitted from the U.S. federal tax credit offered to homebuyers. The tax credit program expired on June 30, 2010. In addition, the average price per home sold declined in 2011 as a larger percentage of homes sold were lower priced single section units. Clayton’s financial services income in 2011 also declined slightly from 2010, due primarily to lower interest income from installment loans. Net consumer loan balances at September 30, 2011 declined by approximately $500 million from December 31, 2010 to approximately $13 billion.  The decline reflects runoff of the loan portfolio and fewer new loans.

Pre-tax earnings of Clayton Homes for the third quarter and first nine months of 2011 declined $2 million and $16 million, respectively, versus the comparable prior year periods. Earnings in the first nine months of 2011 were negatively impacted by an increase in insurance claims of $27 million arising primarily from severe storms in certain parts of the U.S. during the spring and summer.  Clayton Homes’ operating results continue to be negatively affected by the ongoing soft housing markets and the surplus of traditional single family homes for sale. In addition, our manufactured housing programs continue to operate at a competitive disadvantage compared to traditional single family housing markets, which have been receiving significant interest rate subsidies from the U.S. government through government agency insured mortgages. For the most part, these subsidies are not available to factory built homes. Nevertheless, Clayton Homes remains the largest manufactured housing business in the United States and we believe that it will continue to operate profitably, even under the current conditions.

For the first nine months of 2011, revenues of our furniture (CORT) and transportation equipment leasing (XTRA) businesses increased $55 million compared to 2010, while earnings increased $68 million. The increases primarily reflected higher transportation equipment rental income primarily due to increased transportation equipment utilization rates and lower depreciation expense. Earnings from our other finance business activities consists primarily of investment income from a portfolio of fixed maturity and equity investments and from a small portfolio of long-held commercial real estate loans. In addition, other earnings include income from interest rate spreads representing the difference between interest rates charged to Clayton Homes on borrowings (approximately $11.5 billion as of September 30, 2011), which are used in connection with its’ lending activities and interest paid by a Berkshire financing subsidiary to fund the loans to Clayton. A corresponding charge is reflected in Clayton Homes’ earnings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Investment and Derivative Gains/Losses

A summary of investment and derivative gains and losses and other-than-temporary impairment losses on investments follows. Amounts are in millions.

	Third Quarter		First Nine Months
	2011	2010	2011	2010
Investment gains/losses	$100	$473	$1,488	$2,174
Other-than-temporary impairment losses on investments	(8)	(15)	(514)	(15)
Derivative gains/losses	(2,443)	(146)	(2,356)	(1,911)
Gains/losses before income taxes and noncontrolling interests	(2,351)	312	(1,382)	248
Income taxes and noncontrolling interests	(817)	110	(479)	(259)
Net gains/losses	$(1,534)	$202	$(903)	$507

Investment gains/losses arise from the sale or redemption of investments. The timing of gains or losses from sales or redemptions can have a material effect on periodic earnings. Investment gains and losses usually have minimal impact on our consolidated shareholders’ equity since most of our investments are regularly recorded at fair value in the Consolidated Balance Sheets with the unrealized gains and losses included in shareholders’ equity as a component of accumulated other comprehensive income.

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

Investment gains/losses for the first nine months of 2011 included a pre-tax gain of $1.25 billion from the redemption in the second quarter of our GS Preferred investment.  Investment gains/losses for the first nine months of 2010 included a one-time holding gain of $979 million in connection with our acquisition of BNSF as a result of the application of acquisition accounting under GAAP.

We recognized other-than-temporary impairment (“OTTI”) losses in the first quarter of 2011 related to our investments in Kraft Foods ($169 million) and Wells Fargo ($337 million).  Such OTTI losses averaged about 7.5% of the original cost of the impaired securities.  As of that time, most of the impaired securities were in an unrealized loss position for more than two years. However, in each case, the issuer has been profitable and we expect that they will remain profitable. We also expect that the market prices for these securities will eventually exceed our original cost. As discussed in Note 5 to the Consolidated Financial Statements, the OTTI loss related to Wells Fargo pertained to 103.6 million shares that had unrealized losses determined on a specific identification basis. We also held 255.4 million shares of Wells Fargo in which we had unrealized gains of approximately $3.7 billion as of March 31, 2011. However, none of these gains were included in our past or current earnings. This odd result occurs because existing accounting rules require that impairments be evaluated as to whether or not they are other than temporary on an individual purchase lot basis, since that is how we determine realized investment gains/losses on sales of such investments.

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

As of September 30, 2011, unrealized losses on our investments in equity securities (determined on an individual purchase lot basis) were approximately $2.5 billion.  About 70% of these unrealized losses arose during the third quarter as equity markets declined broadly. Approximately 90% of our unrealized losses were concentrated in our investments in banks, insurance and finance companies.  Unrealized losses generally ranged up to 25% of cost.  In our judgment, the future earnings potential and underlying business economics of these companies are favorable and we possess the ability and intent to hold these securities until their prices recover. Changing market conditions and other facts and circumstances may change the business prospects of these issuers as well as our ability and intent to hold these securities until their prices recover.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Investment and Derivative Gains/Losses (Continued)

Derivative gains/losses primarily represent the changes in fair values of our credit default and equity index put option contracts. Periodic changes in the fair values of these contracts are reflected in earnings and can be significant, reflecting the volatility of underlying equity and credit markets.

In the third quarter of 2011, our equity index put option contracts produced pre-tax losses of approximately $2.1 billion. The losses reflected declines ranging from 11% to 23% in equity indexes covered under our contracts, and to a lesser degree from lower interest rate inputs.  In 2010, we incurred pre-tax losses of approximately $700 million in the third quarter and $2.3 billion in the first nine months from our equity index put option contracts. During the third quarter of 2010, the values of our equity index put option contracts were negatively impacted by lower interest rate inputs and a weaker U.S. Dollar which adversely impacted our non-U.S. contracts. These factors more than offset the favorable impact of increases in three of the four equity index values involved in our contracts.  During the second quarter of 2010, declines in major equity index values ranged from 12% to 15% and we reduced our interest rate assumptions.  Our ultimate payment obligations, if any, under our remaining equity index put option contracts will be determined as of the contract expiration dates, which begin in 2018, based on the intrinsic value as of those dates.  We carried the liability for these contracts at $8.8 billion as of September 30, 2011.

Gains and losses generated by our credit default contracts reflect changes in credit default spreads relative to the remaining terms of the contracts. In 2011, our credit default contracts generated pre-tax losses of $247 million in the third quarter and $35 million in the first nine months. The losses in the third quarter were primarily related to our contracts involving corporate issuers, due to widening credit default spreads. In the third quarter and first nine months of 2010, our credit default contracts generated pre-tax gains of $519 million and $407 million, respectively. There were no credit events affecting our contracts in 2010 or during the first nine months of 2011.

Financial Condition

Our balance sheet continues to reflect significant liquidity and a strong capital base. Our consolidated shareholders’ equity at September 30, 2011 was $160.0 billion, an increase of approximately $2.6 billion from December 31, 2010. Consolidated cash and investments of insurance and other businesses approximated $147.5 billion at September 30, 2011, including cash and cash equivalents of $30.6 billion. These assets are held predominantly in our insurance businesses. In February 2011, we repaid $2.0 billion of Berkshire parent company debt issued in connection with the BNSF acquisition.  In August 2011, we issued an additional $2.0 billion of debentures through the Berkshire parent company. We presently intend to refinance $1.7 billion of Berkshire parent company debt that will mature in February 2012.  In March 2011, we entered into an agreement to acquire all of the outstanding stock of The Lubrizol Corporation for cash consideration of $135 per share or approximately $8.7 billion in the aggregate.  The acquisition was completed on September 16, 2011.  We funded the acquisition price with existing cash balances. See Note 3 to the Consolidated Financial Statements.

In late September 2011, our Board of Directors authorized Berkshire Hathaway to repurchase Class A and Class B shares of Berkshire at prices no higher than a 10% premium over the book value of the shares. Berkshire may repurchase shares in open market purchases or through privately negotiated transactions, at management’s discretion. The repurchase program is expected to continue indefinitely and the amount of purchases will depend entirely upon the levels of cash available, the attractiveness of investment and business opportunities either at hand or on the horizon and the degree of discount from management’s estimate of intrinsic value. The repurchase program does not obligate Berkshire to repurchase any dollar amount or number of Class A or Class B shares.  Berkshire plans to use cash on hand to fund repurchases and repurchases will not be made if they would reduce Berkshire’s consolidated cash equivalent holdings below $20 billion. Financial strength and redundant liquidity will always be of paramount importance at Berkshire.

Our railroad, utilities and energy businesses (conducted by BNSF and MidAmerican) maintain very large investments in property, plant and equipment and will regularly make significant capital expenditures in the normal course of business. In the first nine months of 2011, capital expenditures by MidAmerican were approximately $2.3 billion and BNSF’s capital expenditures were approximately $2.3 billion. MidAmerican’s forecasted capital expenditures for the remainder of 2011 are approximately $1.4 billion. BNSF’s forecasted capital expenditures for the remainder of 2011 are approximately $1.3 billion. Future capital expenditures are expected to be funded from cash flows from operations and debt proceeds. As of September 30, 2011, aggregate borrowings by MidAmerican were approximately $19.9 billion and borrowings by BNSF were approximately $12.8 billion. During the first nine months of 2011, MidAmerican and BNSF incurred new debt of approximately $2.7 billion, with maturities ranging from 2013 to 2041. MidAmerican and BNSF have debt and capital lease maturities over the remainder of 2011 of $621 million. Berkshire has committed until February 28, 2014 to provide up to $2 billion of additional capital to MidAmerican to permit the repayment of its debt obligations or to fund its regulated utility subsidiaries. Berkshire does not guarantee the repayment of debt issued by BNSF, MidAmerican or any of their subsidiaries.

Assets of the finance and financial products businesses, which consisted primarily of loans and finance receivables, fixed maturity securities, other investments and cash and cash equivalents were approximately $24.8 billion as of September 30, 2011 and $25.7 billion at December 31, 2010. Liabilities were approximately $25.6 billion as of September 30, 2011 and $24.0 billion as of

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition (Continued)

December 31, 2010. As of September 30, 2011, notes payable and other borrowings of $14.1 billion included approximately $11.5 billion of notes issued by Berkshire Hathaway Finance Corporation (“BHFC”). In January 2011, BHFC issued $1.5 billion of notes and repaid $1.5 billion of maturing notes. BHFC notes are unsecured and maturities currently range from 2012 to 2040. In 2012, approximately $2.7 billion of BHFC’s debt will mature, with most of the maturities occurring in the second and third quarters. The proceeds from the BHFC notes are used to finance originated and acquired loans of Clayton Homes. The full and timely payment of principal and interest on the BHFC notes is guaranteed by Berkshire.

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

We are party to several equity index put option and credit default contracts as described in Note 12 to the Consolidated Financial Statements. With limited exception, these contracts contain no collateral posting requirements under any circumstances, including changes in either the fair value or intrinsic value of the contracts or a downgrade in Berkshire’s credit ratings. Substantially all of these contracts were entered into prior to December 31, 2008. At September 30, 2011, the liabilities recorded for these contracts were approximately $10.2 billion and our collateral posting requirements were $443 million. With respect to such collateral requirements, we receive the income attributable to such collateral or, in certain instances, interest credit from the counterparty. Although the ultimate outcome of the regulatory rulemaking proceedings described in the preceding paragraph cannot be predicted with certainty, we do not believe that the provisions of the Reform Act that concern collateral requirements apply to derivatives contracts that were entered into prior to the enactment of the Reform Act, as ours were. As such, although the Reform Act may adversely affect some of our business activities, it is not currently expected to have a material impact on our consolidated financial results or financial condition.

Contractual Obligations

We are party to contracts associated with ongoing business and financing activities, which will result in cash payments to counterparties in future periods. Certain obligations reflected in our Consolidated Balance Sheets, such as notes payable, require future payments on contractually specified dates and in fixed and determinable amounts. The timing and/or amount of the payment of other obligations, such as losses arising from unpaid property and casualty loss insurance contracts and credit default and equity index put option derivatives contracts, are contingent upon the outcome of future events. Actual payments will likely vary, perhaps significantly, from the liability estimates currently recorded in the Consolidated Balance Sheet. Other obligations pertain to the acquisition of goods or services in the future, which are not currently reflected in the financial statements, such as minimum rentals under operating leases. On September 16, 2011, we completed the acquisition of Lubrizol.  Lubrizol’s contractual obligations as of December 31, 2010 were approximately $3 billion, consisting primarily of notes payable and related interest.  Otherwise, our contractual obligations as of September 30, 2011 were not materially different from those disclosed in the “Contractual Obligations” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Our Consolidated Balance Sheet as of September 30, 2011 includes estimated liabilities for unpaid losses from property and casualty insurance and reinsurance contracts of $63.8 billion. Due to the inherent uncertainties in the process of establishing loss reserve amounts, the actual ultimate claim amounts will likely differ from the currently recorded amounts. A very small percentage change in estimates of this magnitude will result in a material effect on reported earnings. The effects from changes in these estimates are recorded as a component of losses incurred in the period of the change.

Our Consolidated Balance Sheet as of September 30, 2011 includes goodwill of acquired businesses of $53.3 billion. We evaluate goodwill for impairment at least annually and conducted our most recent annual review in the fourth quarter of 2010. Such tests include determining the estimated fair values of our reporting units. There are several methods of estimating a reporting unit’s fair value, including market quotations, underlying asset and liability fair value determinations and other valuation techniques, such as

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical Accounting Policies (Continued)

discounted projected future net earnings or net cash flows and multiples of earnings. We primarily use discounted projected future earnings or cash flow methods. The key assumptions and inputs used in such methods may involve forecasting revenues and expenses, operating cash flows and capital expenditures as well as an appropriate discount rate. A significant amount of judgment is required in estimating the fair value of a reporting unit and performing goodwill impairment tests. Due to the inherent uncertainty in forecasting cash flows and earnings, actual results may vary significantly from the forecasts. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then individual assets (including identifiable intangible assets) and liabilities of the reporting unit are estimated at fair value. The excess of the estimated fair value of the reporting unit over the estimated fair value of net assets would establish the implied value of goodwill. The excess of the recorded amount of goodwill over the implied value is then charged to earnings as an impairment loss. Although we believe that the goodwill reflected in the Consolidated Balance Sheet as of September 30, 2011 is not impaired, goodwill may subsequently become impaired as a result of changes in facts and circumstances affecting the valuation of the reporting unit. A goodwill impairment charge could have a material effect on periodic net earnings.

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

Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changes in market prices of our investments in fixed maturity and equity securities, losses realized from derivative contracts, the occurrence of one or more catastrophic events, such as an earthquake, hurricane or act of terrorism that causes losses insured by our insurance subsidiaries, changes in laws or regulations affecting our insurance, railroad, utilities and energy and finance subsidiaries, changes in federal income tax laws, and changes in general economic and market factors that affect the prices of securities or the industries in which we do business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Berkshire’s most recently issued Annual Report and in particular the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of September 30, 2011, there are no material changes in the market risks described in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

On September 26, 2011, Berkshire announced a common stock repurchase program where Berkshire’s Board of Directors authorized Berkshire to repurchase Class A and Class B shares of the Company at prices no higher than a 10% premium over the book value of the shares. The following table presents information with respect to Berkshire’s repurchases of Class A and Class B common stock from September 26, 2011 through September 30, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
Class A Common Stock
September 26, 2011 through September 30, 2011	15	$107,461.67	15	*

Class B Common Stock
September 26, 2011 through September 30, 2011	227,669	$71.45	227,669	*

*Berkshire’s Board of Directors’ authorization does not specify a maximum number of shares to be purchased.  However, repurchases will not be made if they would reduce Berkshire’s consolidated cash equivalent holdings below $20 billion. The repurchase program is expected to continue indefinitely and the amount of purchases will depend entirely upon the levels of cash available, the attractiveness of investment and business opportunities either at hand or on the horizon and the degree of discount from management’s estimate of intrinsic value. The repurchase program does not obligate Berkshire to repurchase any dollar amount or number of Class A or Class B shares.

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

Item 5. Other Information (Continued)

The table below summarizes the total number of citations, notices and orders issued and penalties assessed by MSHA for each coal mine or coal processing facility operated by PacifiCorp under the indicated provisions of the Mine Safety Act during the nine-month period ended September 30, 2011. Legal actions pending before the Federal Mine Safety and Health Review Commission, which are not exclusive to citations, notices, orders and penalties assessed by MSHA, are as of September 30, 2011. Closed or idled mines have been excluded from the table below as no citations, orders or notices were issued for such mines during the nine-month period ended September 30, 2011. In addition, there were no fatalities at PacifiCorp’s coal mines or coal processing facilities during the nine-month period ended September 30, 2011.

	Mine Safety Act
							Total
					Section		Value of
	Section 104		Section		107(a)		Proposed
	Significant &	Section	104(d)	Section	Imminent	Section	MSHA	Legal
Coal Mine or Coal	Substantial	104(b)	Citations &	110(b)(2)	Danger	104(e)	Assessments	Actions
Processing Facility	Citations	Orders	Orders	Citations	Orders	Notice	(in thousands)	Pending
Deer Creek	14	—	—	—	—	—	$29	12
Bridger (surface)	6	—	—	—	—	—	10	6
Bridger (underground)	32	1	—	—	—	—	120	18
Cottonwood Preparatory Plant	1	—	—	—	—	—	—	—
Wyodak Coal Crushing Facility	—	—	—	—	—	—	—	—

Item 6. Exhibits

a. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certifications
31.2	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications
32.2	Section 1350 Certifications
101
The following financial information from Berkshire Hathaway Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Earnings for each of the three-month and nine-month periods ended September 30, 2011 and 2010, (iii) the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2011 and 2010, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the nine-month periods ended September 30, 2011 and 2010, Consolidated Statements of Comprehensive Income for each of the three-month and nine-month periods ended September 30, 2011 and 2010, and (v) the Notes to Consolidated Financial Statements, tagged in summary and detail.

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC.
(Registrant)

Date: November 4, 2011	/S/ MARC D. HAMBURG
(Signature)
Marc D. Hamburg, Senior Vice President and Principal Financial Officer