Form 10-K
period 2011-12-31
BERKSHIRE HATHAWAY INC
filed 2012-02-27
CIK 1067983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2011: $137,816,000,000*

Indicate number of shares outstanding of each of the Registrant’s classes of common stock:

February 15, 2012—Class A common stock, $5 par value	936,053 shares
February 15, 2012—Class B common stock, $0.0033 par value	1,072,262,656 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated In
Proxy Statement for Registrant’s Annual Meeting to be held May 5, 2012	Part III

*	This aggregate value is computed at the last sale price of the common stock on June 30, 2011. It does not include the value of Class A common stock (385,037 shares) and Class B common stock (118,136,392 shares) held by Directors and Executive Officers of the Registrant and members of their immediate families, some of whom may not constitute “affiliates” for purpose of the Securities Exchange Act of 1934.

Part I

Item 1.	Business

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

Berkshire’s operating businesses are managed on an unusually decentralized basis. There are essentially no centralized or integrated business functions (such as sales, marketing, purchasing, legal or human resources) and there is minimal involvement by Berkshire’s corporate headquarters in the day-to-day business activities of the operating businesses. Berkshire’s corporate office senior management participates in and is ultimately responsible for significant capital allocation decisions, investment activities and the selection of the Chief Executive to head each of the operating businesses. It also is responsible for establishing and monitoring Berkshire’s corporate governance efforts, including, but not limited to, communicating the appropriate “tone at the top” messages to its employees and associates, monitoring governance efforts, including those at the operating businesses, and participating in the resolution of governance-related issues as needed.

Berkshire and its consolidated subsidiaries employ approximately 271,000 persons world-wide, of which 24 are located at the corporate headquarters.

Insurance and Reinsurance Businesses

Berkshire’s insurance and reinsurance business activities are conducted through numerous domestic and foreign-based insurance entities. Berkshire’s insurance businesses provide insurance and reinsurance of property and casualty risks world-wide and also reinsure life, accident and health risks world-wide.

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

Insurers may market, sell and service insurance policies in the states where they are licensed. These insurers are referred to as admitted insurers. Admitted insurers are generally required to obtain regulatory approval of their policy forms and premium rates. Non-admitted insurance markets have developed to provide insurance that is otherwise unavailable from the admitted insurance markets of a state. Non-admitted insurance, often referred to as “excess and surplus” lines, is procured by either state-licensed surplus lines brokers who place risks with insurers not licensed in that state or by insureds’ direct procurement from non-admitted insurers. Non-admitted insurance is subject to considerably less regulation with respect to policy rates and forms. Reinsurers are normally not required to obtain regulatory approval of premium rates and policy forms.

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

Berkshire’s insurance companies maintain capital strength at exceptionally high levels. This strength differentiates Berkshire’s insurance companies from their competitors. Collectively, the aggregate statutory surplus of Berkshire’s U.S. based insurers was approximately $95 billion at December 31, 2011. All of Berkshire’s major insurance subsidiaries are rated AA+ by Standard & Poor’s and A++ (superior) by A.M. Best with respect to their financial condition and operating performance.

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

In the event of a certified act of terrorism, the federal government will reimburse insurers (conditioned on their satisfaction of policyholder notification requirements) for 85% of their insured losses in excess of an insurance group’s deductible. Under the Program currently in effect, the deductible is 20% of the aggregate direct subject earned premium for relevant commercial lines of business in the immediately preceding calendar year. The aggregate deductible in 2012 for Berkshire’s consolidated insurance and reinsurance businesses will be approximately $300 million. There is also an aggregate limit of $100 billion on the amount of the federal government coverage for each TRIA year.

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

Regulation of the insurance industry outside of the United States is subject to the differing laws and regulations of each country in which the insurer has operations or writes premiums. Some jurisdictions impose complex regulatory requirements on insurance businesses while other jurisdictions impose fewer requirements. In certain foreign countries, reinsurers are required to be licensed by governmental authorities. These licenses may be subject to modification, suspension or revocation dependent on such factors as amount and types of insurance liabilities and minimum capital and solvency tests. The violation of regulatory requirements may result in fines, censures and/or criminal sanctions in various jurisdictions. Berkshire subsidiaries have historically provided insuring capacity to insurance syndicates at Lloyd’s of London. Such capacity entitles the Berkshire subsidiaries to a share of the risks and rewards of the activities of the syndicates in proportion to the amount of capacity provided. This business is subject to regulation by the U.K.’s Financial Services Authority which maintains comprehensive rules and regulations covering the legal, financial and operating activities of managing agents and syndicates.

Berkshire’s insurance underwriting operations are comprised of the following sub-groups: (1) GEICO and its subsidiaries, (2) General Re and its subsidiaries, (3) Berkshire Hathaway Reinsurance Group and (4) Berkshire Hathaway Primary Group. Except for certain retroactive reinsurance products that generate significant amounts of up-front premiums along with estimated claims expected to be paid over very long periods of time creating “float” (see Investments section below), Berkshire expects to achieve a net underwriting profit over time and reject inadequately priced risks. Underwriting profit is earned premiums less associated incurred losses, loss adjustment expenses and underwriting and policy acquisition expenses. Underwriting profit does not include investment income earned from investments, including investments of “float.” Berkshire’s insurance subsidiaries employ approximately 32,000 persons in the aggregate. Additional information related to each of Berkshire’s four underwriting groups follows.

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

GEICO competes for private passenger auto insurance customers with other companies that sell directly to the customer as well as with companies that use a traditional agency sales force. The automobile insurance business is highly competitive in the areas of price and service. Some insurance companies may exacerbate price competition by selling their products for a period of time at less than adequate rates. GEICO will not knowingly follow that strategy.

As a result of an aggressive advertising campaign and competitive rates, voluntary policies-in-force have increased about 44% over the past five years. GEICO is currently the third largest private passenger auto insurer in the United States in terms of premium volume. According to A.M. Best data for 2010, the five largest automobile insurers have a combined market share of about 51%, with GEICO’s market share being approximately 8.7%. It is believed that since the publication of that data, GEICO’s market share has grown to approximately 9.3%. Seasonal variations in GEICO’s insurance business are not significant. However, extraordinary weather conditions or other factors may have a significant effect upon the frequency or severity of automobile claims.

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

General Re—General Re Corporation (“General Re”) is the holding company of General Reinsurance Corporation (“GRC”) and its subsidiaries and affiliates. GRC’s subsidiaries include General Reinsurance AG (formerly Kölnische Rückversicherungs—Gesellschaft AG (Cologne Re)), a major international reinsurer based in Germany. GRC increased its ownership in General Reinsurance AG during 2009 from 95% to 100%. General Re subsidiaries currently conduct business activities globally in 51 cities and provide insurance and reinsurance coverages throughout the world. General Re provides property/casualty insurance and reinsurance, life/health reinsurance and other reinsurance intermediary and risk management, underwriting management and investment management services. General Re is one of the largest reinsurers in the world based on premium volume and shareholder capital.

Property/Casualty Reinsurance

General Re’s property/casualty reinsurance business in North America is conducted through GRC domiciled in Delaware and licensed in the District of Columbia and all states but Hawaii where it is an accredited reinsurer. Property/casualty operations in North America are headquartered in Stamford, Connecticut, and are also conducted through 16 branch offices in the U.S. and Canada. Reinsurance activities are marketed directly to clients without involving a broker or intermediary. Coverages are written primarily on an excess basis and under treaty and facultative contracts. In 2011, approximately 36% of net written premiums in North America related to casualty reinsurance coverages and 47% related to property reinsurance coverages.

General Re’s property/casualty business in North America also includes a few smaller specialty insurers (primarily the General Star and Genesis companies domiciled in Connecticut and Ohio). These specialty insurers underwrite primarily liability and workers’ compensation coverages on an excess and surplus basis and excess insurance for self-insured programs. In 2011, the specialty insurers represented approximately 17% of General Re’s North American property/casualty net written premiums.

General Re’s international property/casualty reinsurance business operations are conducted through internationally-based subsidiaries on a direct basis (via General Reinsurance AG as well as several other General Re subsidiaries in 25 countries) and through brokers (primarily via Faraday, which owns the managing agent of Syndicate 435 at Lloyd’s of London and provides capacity and participates in 100% of the results of Syndicate 435). Coverages are written on both a quota-share and excess basis for multiple lines of property, aviation and casualty reinsurance coverage. In 2011, international-based property/casualty operations principally wrote direct reinsurance in the form of treaties with lesser amounts written on a facultative basis.

Life/Health Reinsurance

General Re’s North American and international life, health, long-term care and disability reinsurance coverages are written on an individual and group basis. Most of this business is written on a proportional treaty basis, with the exception of the U.S. group health and disability business which is predominately written on an excess treaty basis. Lesser amounts of life and disability business are written on a facultative basis. The life/health business is marketed on a direct basis. In 2011, approximately 36% of life/health net premiums were written in the United States, 27% in Western Europe and the remaining 37% throughout the rest of the world.

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

BHRG generally does not cede risks assumed under catastrophe excess-of-loss reinsurance contracts or individual risk contracts to third parties due to, in part, perceived uncertainties in recovering amounts from other reinsurers that are financially weaker. As a result, catastrophe and individual risk business can produce extremely volatile periodic underwriting results. The extraordinary financial strength of NICO and Columbia are believed to be the primary reasons why BHRG has become a major provider of such coverages.

BHRG periodically assumes risks under retroactive reinsurance contracts. Retroactive reinsurance contracts afford protection to ceding companies against the adverse development of claims arising under policies issued in prior years. Coverage under such contracts is provided on an excess basis or immediately with respect to losses payable after the inception of the contract. Coverage provided is normally subject to a large aggregate limit of indemnification. Significant amounts of environmental and latent injury claims may arise under the contracts. Under certain contracts written over the last five years, the limits of indemnification provided are exceptionally large. In March 2007, an agreement became effective between NICO and Equitas, a London based entity established to reinsure and manage the 1992 and prior years’ non-life liabilities of the Names or Underwriters at Lloyd’s of London. Under the agreement NICO is providing up to $7 billion of new reinsurance to Equitas. In 2009, NICO agreed to provide up to 5 billion Swiss Francs (approximately $5.3 billion as of December 31, 2011) of aggregate excess retroactive protection to Swiss Reinsurance Company Ltd. and its affiliates (“Swiss Re”). In 2010, BHRG entered into a reinsurance agreement with Continental Casualty Company, a subsidiary of CNA Financial Corporation (“CNA”), and several of CNA’s other insurance subsidiaries (collectively the “CNA Companies”) under which BHRG assumed the asbestos and environmental pollution liabilities of the CNA Companies subject to a maximum limit of indemnification of $4 billion. In 2011, BHRG entered into a contract with Eaglestone Reinsurance Company, a subsidiary of American International Group, Inc. (“AIG”). Under the contract, BHRG agreed to reinsure the bulk of AIG’s U.S. asbestos liabilities up to a maximum limit of indemnification of $3.5 billion.

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

BHRG also underwrites traditional non-catastrophe insurance and reinsurance coverages, referred to as multi-line property/casualty business. Effective January 1, 2008, traditional non-catastrophe reinsurance includes a five-year 20% quota-share of property and casualty business underwritten by Swiss Re and its major property/casualty affiliates. This contract expires with respect to business incepting after December 31, 2012. Swiss Re has publicly disclosed that it does not intend to seek a renewal of this contract. The Swiss Re 20% quota-share contract represented about 70% of BHRG’s multi-line property/casualty premiums written in 2011.

In 2010, BHRG entered into a new life reinsurance contract with Swiss Re Life & Health America Inc. (“SRLHA”), a subsidiary of Swiss Re. Under the agreement, BHRG assumed the liabilities and subsequent renewal premiums associated with a closed block of yearly renewable term reinsurance business reinsuring permanent and term products and universal life products written, assumed or subsequently acquired by SRLHA. BHRG assumed the mortality risk on the underlying lives with respect to the SRLHA business effective as of October 1, 2009, until the underlying yearly renewable term reinsured policy non-renews or the insurer ceding the business to SRLHA recaptures the business. The agreement is expected to remain in-force for several decades and, over time, is expected to result in substantial premiums earned and life benefits incurred. At the end of 2010, BHRG also acquired the life reinsurance business of Sun Life Assurance Company of Canada. BHRG’s results include the results of this business beginning in 2011.

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

U.S. Investment Corporation (“USIC”), through its three subsidiaries led by United States Liability Insurance Company, is a specialty insurer that underwrites commercial, professional and personal lines of insurance on an admitted and excess and surplus basis. Policies are marketed in all 50 states and the District of Columbia through wholesale and retail insurance agents. USIC companies underwrite and market 109 distinct specialty property and casualty insurance products.

Medical Protective Corporation (“MedPro”) is based in Fort Wayne, Indiana. Through its subsidiary, the Medical Protective Company, MedPro is a national leader in primary medical professional liability coverage and risk solutions to physicians, dentists, other healthcare providers and healthcare facilities. As one of the nation’s first providers of medical professional liability insurance, MedPro has provided insurance coverage to healthcare providers for over 100 years. MedPro’s insurance policies are distributed through a nationwide network of employee market managers and appointed agents. On December 30, 2011, MedPro completed the acquisition of 100% of the Princeton Insurance Company, a professional liability insurer for healthcare providers based in Princeton, New Jersey.

In 2006, Berkshire acquired Applied Underwriters, Inc. (“Applied”), a leading provider of payroll and insurance services to small and medium-sized employers. Applied, through its subsidiaries, including three workers’ compensation insurance companies, principally markets SolutionOne®, a product that bundles a variety of related insurance coverages and business services into a seamless package that is designed to reduce the risks and remove the burden of administrative and regulatory requirements faced by small to medium-sized employers. Applied also markets EquityComp™ which is a workers’ compensation–only product targeted to medium sized employers with a profit sharing component.

In 2007, Berkshire acquired Boat America Corporation, which owns Seaworthy Insurance Company and controls the Boat Owners Association of the United States (collectively “BoatU.S.”). BoatU.S. provides insurance, safety and other services to recreational watercraft owners and enthusiasts.

Other insurance operations include several companies referred to as “Berkshire Hathaway Homestate Companies,” based in California and Nebraska and with branch offices in several other states. These companies market workers’ compensation, commercial auto and various other commercial coverages for standard risks. Also included is Central States Indemnity Company of Omaha located in Omaha, Nebraska, which provides credit and income protection insurance and related services that are marketed primarily to credit and debit card holders nationwide.

Property and casualty loss liabilities

Berkshire’s property and casualty insurance companies establish liabilities for estimated unpaid losses and loss adjustment expenses with respect to claims occurring on or before the balance sheet date. Such estimates include provisions for reported claims or case estimates, provisions for incurred-but-not-reported (“IBNR”) claims and legal and administrative costs to settle claims. The estimates of unpaid losses and amounts recoverable under reinsurance are established and continually reviewed by using a variety of actuarial, statistical and analytical techniques. Reference is made to “Critical Accounting Policies,” included in Item 7 of this Report.

The table below presents the development of Berkshire’s net unpaid losses for property/casualty contracts from 2001 through 2011. Data in the table related to acquisitions is included from the acquisition date forward. Berkshire’s management believes that the liabilities established as of December 31, 2011 are reasonable and adequate. However, due to the inherent uncertainties in the reserving process, it cannot be assured that such balances will ultimately prove to be adequate. Dollar amounts are in millions.

	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
Unpaid losses per Consolidated Balance Sheet	$40,562	$43,771	$45,393	$45,219	$48,034	$47,612	$56,002	$56,620	$59,416	$60,075	$63,819
Reserve discounts	2,022	2,405	2,435	2,611	2,798	2,793	2,732	2,616	2,473	2,269	2,130

Unpaid losses before discounts	42,584	46,176	47,828	47,830	50,832	50,405	58,734	59,236	61,889	62,344	65,949
Ceded losses	(2,957)	(2,623)	(2,597)	(2,405)	(2,812)	(2,869)	(3,139)	(3,210)	(2,922)	(2,735)	(2,953)

Net unpaid losses	39,627	43,553	45,231	45,425	48,020	47,536	55,595	56,026	58,967	59,609	62,996
Reserve discounts	(2,022)	(2,405)	(2,435)	(2,611)	(2,798)	(2,793)	(2,732)	(2,616)	(2,473)	(2,269)	(2,130)
Deferred charges	(3,232)	(3,379)	(3,087)	(2,727)	(2,388)	(1,964)	(3,987)	(3,923)	(3,957)	(3,810)	(4,139)

Net unpaid losses, net of discounts/deferred charges	$34,373	$37,769	$39,709	$40,087	$42,834	$42,779	$48,876	$49,487	$52,537	$53,530	$56,727

Liability re-estimated:
1 year later	$36,289	$39,206	$40,618	$39,002	$42,723	$41,811	$47,288	$48,836	$49,955	$51,228
2 years later	38,069	40,663	39,723	39,456	42,468	40,456	46,916	47,293	47,636
3 years later	40,023	40,517	40,916	39,608	41,645	40,350	45,902	45,675
4 years later	40,061	41,810	41,418	38,971	41,676	39,198	44,665
5 years later	41,448	42,501	40,891	39,317	40,884	38,003
6 years later	42,229	42,007	41,458	38,804	39,888
7 years later	41,744	42,643	41,061	38,060
8 years later	42,455	42,275	40,412
9 years later	42,194	41,753
10 years later	41,575
Cumulative deficiency (redundancy)	7,202	3,984	703	(2,027)	(2,946)	(4,776)	(4,211)	(3,812)	(4,901)	(2,302)
Cumulative foreign exchange effect*	(1,166)	(683)	181	586	24	505	957	316	524	100

Net deficiency (redundancy)	$6,036	$3,301	$884	$(1,441)	$(2,922)	$(4,271)	$(3,254)	$(3,496)	$(4,377)	(2,202)

Cumulative payments:
1 year later	$6,653	$8,092	$8,828	$7,793	$9,345	$8,865	$8,486	$8,315	$9,191	$8,854
2 years later	11,396	14,262	13,462	12,666	15,228	13,581	13,394	13,999	14,265
3 years later	16,378	18,111	17,429	16,463	18,689	16,634	17,557	16,900
4 years later	19,658	21,446	20,494	18,921	20,890	19,724	19,608
5 years later	22,438	24,067	22,517	20,650	23,507	21,143
6 years later	24,748	25,655	24,070	22,865	24,935
7 years later	26,022	27,073	26,300	24,232
8 years later	27,323	29,416	27,292
9 years later	29,147	30,121
10 years later	29,722
Net deficiency (redundancy) above	$6,036	$3,301	$884	$(1,441)	$(2,922)	$(4,271)	$(3,254)	$(3,496)	$(4,377)	$(2,202)
Deferred charge changes and reserve discounts	2,458	2,769	2,200	1,975	1,839	1,399	1,378	1,212	1,095	578

Deficiency (redundancy) before deferred charges and reserve discounts	$3,578	$532	$(1,316)	$(3,416)	$(4,761)	$(5,670)	$(4,632)	$(4,708)	$(5,472)	$(2,780)

*	The amounts of re-estimated liabilities in the table above related to these operations are based on the applicable foreign currency exchange rates as of the end of the re-estimation period. The cumulative foreign exchange effect represents the cumulative effect of changes in foreign exchange rates from the original balance sheet date to the end of the re-estimation period.

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

Certain workers’ compensation loss liabilities are discounted for both statutory and GAAP reporting purposes at an interest rate of 4.5% per annum for claims occurring before 2003 and at 1% per annum for claims occurring after 2002. In addition, deferred charges are recorded as assets at the inception of retroactive reinsurance contracts for the excess of the unpaid losses and loss adjustment expenses over the premiums received. The deferred charges are subsequently amortized over the expected claim payment period. Deferred charge amortization and loss reserve discount accretion are recorded as components of insurance losses and loss adjustment expenses incurred.

The second section of the table shows the re-estimated net unpaid losses, net of reserve discounts and deferred charges, based on experience as of the end of each succeeding year. The re-estimated amount reflects the effect of loss payments and re-estimation of remaining unpaid liabilities. The line labeled “cumulative deficiency (redundancy)” represents the aggregate increase (decrease) in the initial estimates from the original balance sheet date through December 31, 2011. These amounts have been reported in earnings over time as components of losses and loss adjustment expenses and include accumulated reserve discount accretion and deferred charge amortization.

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

Investments—Invested assets of insurance businesses derive from shareholder capital as well as funds provided from policyholders through insurance and reinsurance business (“float”). Float is an approximation of the amount of net policyholder funds available for investment. That term denotes the sum of unpaid losses and loss adjustment expenses, life, annuity and health benefit liabilities, unearned premiums and other policyholder liabilities less the aggregate amount of premium balances receivable, losses recoverable from reinsurance ceded, deferred policy acquisition costs, deferred charges on reinsurance contracts and related deferred income taxes.

The amount of float has grown from approximately $51 billion at the end of 2006 to approximately $70 billion at the end of 2011, primarily through internal growth. BHRG and General Re accounted for approximately 75% of total float as of December 31, 2011. Equally important as the amount of the float is its cost, represented by Berkshire’s periodic net underwriting gain or loss. The increases in the amount of float plus the substantial amounts of shareholder capital devoted to insurance and reinsurance activities have generated meaningful increases in the levels of investments and investment income over the past five years.

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

Railroad Business

On February 12, 2010, Berkshire completed its acquisition of Burlington Northern Santa Fe Corporation. The acquisition was completed through the merger of a wholly-owned merger subsidiary and Burlington Northern Santa Fe Corporation. The merger subsidiary was the surviving entity and was renamed Burlington Northern Santa Fe, LLC (“BNSF”). BNSF is based in Fort Worth, Texas, and through BNSF Railway Company operates one of the largest railroad systems in North America. BNSF has approximately 39,000 employees as of December 31, 2011.

In serving the Midwest, Pacific Northwest, Western, Southwestern and Southeastern regions and ports of the country, BNSF transports a range of products and commodities derived from manufacturing, agricultural and natural resource industries. Over half of the freight revenues of BNSF are covered by contractual agreements of varying durations, while the balance is subject to common carrier, published prices or quotations offered by BNSF. BNSF’s financial performance is influenced by, among other things, general and industry economic conditions at the international, national and regional levels. BNSF’s primary routes, including trackage rights, allow it to access major cities and ports in the western and southern United States as well as parts of Canada and Mexico. In addition to major cities and ports, BNSF efficiently serves many smaller markets by working closely with approximately 200 shortline partners. BNSF has also entered into marketing agreements with other rail carriers, expanding the marketing reach for each railroad and their customers. For the year ending December 31, 2011, approximately 31% of freight revenues were derived from consumer products, 22% from industrial products, 27% from coal and 20% from agricultural products.

Regulatory Matters

BNSF is subject to federal, state and local laws and regulations generally applicable to all of its businesses. Rail operations are subject to the regulatory jurisdiction of the Surface Transportation Board (“STB”) of the United States Department of Transportation (“DOT”), the Federal Railroad Administration of the DOT, the Occupational Safety and Health Administration (“OSHA”), as well as other federal and state regulatory agencies and Canadian regulatory agencies for operations in Canada. The STB has jurisdiction over disputes and complaints involving certain rates, routes and services, the sale or abandonment of rail lines, applications for line extensions and construction and consolidation or merger with, or acquisition of control of, rail common carriers. The outcome of STB proceedings can affect the profitability of BNSF’s business.

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

As railroads streamline, rationalize and otherwise enhance their franchises, competition among rail carriers intensifies. BNSF’s primary rail competitor in the Western region of the United States is the Union Pacific Railroad Company. Other Class I railroads and numerous regional railroads and motor carriers also operate in parts of the same territories served by BNSF. Based on weekly reporting by the Association of American Railroads, BNSF’s share of the western United States rail traffic in 2011 was approximately 48 percent.

Utilities and Energy Businesses

Berkshire currently owns an 89.8% voting common stock interest in MidAmerican Energy Holdings Company (“MidAmerican”), an international energy company. MidAmerican’s businesses are managed as separate operating units. MidAmerican’s domestic regulated energy interests are comprised of two regulated utility companies serving more than 3 million retail customers and two interstate natural gas pipeline companies with approximately 16,600 miles of pipeline and a design capacity of approximately 7.7 billion cubic feet of natural gas per day. Its United Kingdom electricity distribution subsidiaries serve about 3.9 million electricity end-users. In addition, MidAmerican’s interests include a diversified portfolio of domestic independent power projects, a hydroelectric facility in the Philippines and the second-largest residential real estate brokerage firm in the United States. MidAmerican employs approximately 16,000 persons in connection with its various operations.

General Matters

PacifiCorp is a regulated electric utility company headquartered in Oregon, serving regulated retail electric customers in portions of Utah, Oregon, Wyoming, Washington, Idaho and California. The combined service territory’s diverse regional economy ranges from rural, agricultural and mining areas to urban, manufacturing and government service centers. No single segment of the economy dominates the service territory, which helps mitigate PacifiCorp’s exposure to economic fluctuations. In addition to retail sales, PacifiCorp sells electricity to other utilities, energy marketing companies, financial institutions and other market participants on a wholesale basis.

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

MidAmerican Energy Company (“MEC”) is a regulated electric and natural gas utility company headquartered in Iowa, serving regulated retail electric and natural gas customers primarily in Iowa and also in portions of Illinois, South Dakota and Nebraska. MEC has a diverse customer base consisting of residential, agricultural and a variety of commercial and industrial customer groups. In addition to retail sales and natural gas transportation, MEC sells regulated electricity to markets operated by regional transmission organizations and regulated electricity and natural gas to other utilities and market participants on a wholesale basis and sells non-regulated electricity and natural gas services in deregulated markets.

As a vertically integrated electric and gas utility, MEC owns approximately 7,000 net MW of generation capacity. There are seasonal variations in MEC’s business that are principally related to the use of electricity for air conditioning and natural gas for heating. Typically, 35-40% of MEC’s regulated electric revenues are reported in the summer months, while 50-60% of MEC’s regulated natural gas revenues are reported in the winter months.

The natural gas pipelines consist of Northern Natural Gas Company (“Northern Natural”) and Kern River Gas Transmission Company (“Kern River”). Northern Natural is based in Nebraska and owns one of the largest interstate natural gas pipeline systems in the United States reaching from southern Texas to Michigan’s Upper Peninsula. Northern Natural’s pipeline system consists of approximately 14,900 miles of natural gas pipelines. Northern Natural has access to supplies from every major mid-continent basin and provides transportation services to utilities and numerous other customers. Northern Natural also operates three underground natural gas storage facilities and two liquefied natural gas storage peaking units. Northern Natural’s pipeline system experiences significant seasonal swings in demand and revenue, with the highest demand typically occurring during the months of November through March.

Kern River is based in Utah and owns an interstate natural gas pipeline system that consists of approximately 1,700 miles and extends from the supply areas in the Rocky Mountains to consuming markets in Utah, Nevada and California. Kern River transports natural gas for electric utilities and natural gas distribution utilities, major oil and natural gas companies or affiliates of such companies, electricity generating companies, energy marketing and trading companies, and financial institutions.

The U.K. utilities consist of Northern Powergrid (Northeast) Limited (“Northern Powergrid (Northeast)”) and Northern Powergrid (Yorkshire) plc (“Northern Powergrid (Yorkshire)”), which own a substantial United Kingdom electricity distribution network that delivers electricity to end-users in northeast England in an area covering approximately 10,000 square miles. The distribution companies primarily charge supply companies regulated tariffs for the use of electrical infrastructure.

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

The natural gas pipelines are subject to regulation by various federal, state and local agencies. The natural gas pipeline and storage operations of Northern Natural and Kern River are regulated by the FERC, which administers, most significantly, the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. Under this authority, the FERC regulates, among other items, (a) rates, charges, terms and conditions of service and (b) the construction and operation of interstate pipelines, storage and related facilities, including the extension, expansion or abandonment of such facilities. Interstate natural gas pipeline companies are also subject to regulation by a federal agency within the United States Department of Transportation, pursuant to the Natural Gas Pipeline Safety Act of 1968, as amended, the Pipeline Safety Improvement Act of 2002, the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006, and the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, which collectively establish safety and pipeline integrity requirements and civil penalties, damage prevention and public awareness, and accident and incident notification.

Northern Powergrid (Northeast) and Northern Powergrid (Yorkshire) each charge fees for the use of their distribution systems that are controlled by a formula prescribed by the British electricity regulatory body, the Gas and Electricity Markets Authority. The current price control period is scheduled to end March 31, 2015.

Environmental Matters

MidAmerican and its energy businesses are subject to federal, state, local and foreign laws and regulations regarding air and water quality, renewable portfolio standards, emissions performance standards, climate change, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact MidAmerican’s current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations, such as the Federal Clean Air Act, provide authority to levy substantial penalties for noncompliance including fines, injunctive relief and other sanctions.

The Federal Clean Air Act, as well as state laws and regulations impacting air emissions, provides a framework for protecting and improving the nation’s air quality and controlling sources of air emissions. These laws and regulations continue to be promulgated and implemented and will impact the operation of MidAmerican’s generating facilities and require them to reduce emissions at those facilities to comply with the requirements.

Renewable portfolio standards have been established by certain state governments and generally require electricity providers to obtain a minimum percentage of their power from renewable energy resources by a certain date. Utah, Oregon, Washington, California and Iowa have adopted renewable portfolio standards. In addition, the potential adoption of state or federal clean energy standards, which include low-carbon, non-carbon and renewable electricity generating resources, may also impact electricity generators and natural gas providers.

In April 2011, the United States House of Representatives approved a bill (H.R. 910) that would prevent the Environmental Protection Agency from regulating greenhouse gas emissions. No action has been taken by the Senate on the bill. While significant measures to regulate greenhouse gas emissions at the federal level were considered by the United States Congress in

2010, comprehensive climate change legislation has not been adopted. International discussions regarding climate change continue to be held periodically, but agreement has not been reached on how nations will address future climate change commitments upon the expiration of the Kyoto Protocol in December 2012. In 2009, the Environmental Protection Agency published findings that greenhouse gas emissions threaten the public health and welfare and, as a result, implementation of the greenhouse gas tailoring rule was initiated in 2011, resulting in the requirement for large sources of greenhouse gas emissions to undergo a best available control technology determination in conjunction with permitting greenhouse gas emissions. The Environmental Protection Agency is also pursuing additional regulation of greenhouse gas emissions under the Federal Clean Air Act. While the debate continues at the federal and international level over the direction of climate change policy, several states have continued to implement state-specific laws or regional initiatives to report or mitigate greenhouse gas emissions. Several states shifted their focus in 2011 from implementation of cap-and-trade programs to pursuit of climate and energy policies to move toward a low-carbon economy while limiting economic impacts on their states. In addition, governmental, nongovernmental and environmental organizations have become more active in pursuing climate change related litigation under existing laws.

The impact of future federal, regional, state and international accords, legislation, regulation or judicial proceedings related to climate change cannot be quantified in any meaningful range at this time. New requirements limiting greenhouse gas emissions could have a material adverse impact on MidAmerican.

MidAmerican continues to take actions to mitigate greenhouse gas emissions. For example, as of December 31, 2011, MidAmerican owns 2,909 megawatts of wind-powered generating capacity at a cost of $5.4 billion. MEC has begun construction of an additional 407 megawatts of wind-powered generating facilities to be placed in service in 2012. In January 2012 MidAmerican acquired two projects that will construct 692 megawatts of solar generating capacity at a cost of approximately $3.3 billion.

Non-Energy Businesses

MidAmerican also owns HomeServices of America, Inc. (“HomeServices”), the second largest full-service residential real estate brokerage firm in the United States. HomeServices also offers integrated real estate services, including mortgage originations through a joint venture, title and closing services, property and casualty insurance, home warranties, relocation services and other home-related services. It operates under 22 residential real estate brand names with over 14,000 sales associates and in nearly 300 brokerage offices in 20 states. HomeServices’ principal sources of revenue are dependent on residential real estate sales, which are generally higher in the second and third quarters of each year. This business is highly competitive and subject to the general real estate market conditions.

Manufacturing, Service and Retailing Businesses

Berkshire’s numerous and diverse manufacturing, service and retailing businesses are described below.

Marmon—In 2008, Berkshire acquired approximately 64% of the outstanding common stock of Marmon Holdings, Inc. (“Marmon”), a private company then owned by trusts for the benefit of members of the Pritzker Family of Chicago. Under the terms of the purchase agreement, Berkshire acquired additional shares of outstanding stock held by noncontrolling shareholders in 2011, which increased Berkshire’s aggregate interest in Marmon to approximately 80.2%. Berkshire will acquire the remaining equity interests held by the Pritzker Family in 2013 or 2014 for consideration to be based on Marmon’s future earnings.

Marmon consists of approximately 140 manufacturing and service businesses that operate independently within eleven diverse, stand-alone business sectors. These sectors are:

Building Wire, providing copper electrical building wire for residential, commercial and industrial construction;

Crane Services, providing the leasing and operation of mobile cranes primarily to the energy, mining and petrochemical markets;

Distribution Services, supplying specialty metal pipe and tubing, bar and sheet products to markets including construction, industrial, aerospace and many others;

Engineered Wire & Cable, providing electrical and electronic wire and cable for energy related markets and other industries;

Flow Products, producing copper tube for the plumbing, HVAC, refrigeration, and industrial markets;

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

Industrial Products, consisting of metal fasteners for the building, furniture, cabinetry, industrial and other markets, gloves for industrial markets, portable lighting equipment for mining and safety markets, overhead electrification equipment for mass transit systems, custom-machined brass, aluminum and copper forgings for the construction, valve and other industries, brass fittings and valves for commercial and industrial applications, and drawn aluminum tubing and extruded aluminum shapes for the construction, automotive, appliance, medical and other markets;

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

Marmon operates approximately 300 manufacturing, distribution and service facilities that are primarily located in North America, Europe and China, and employs more than 16,000 people worldwide.

McLane Company—McLane Company, Inc. (“McLane”) provides wholesale distribution and logistics services in all 50 states and internationally in Brazil to customers that include discount retailers, convenience stores, wholesale clubs, quick service restaurants, drug stores and military bases. Prior to Berkshire’s acquisition in 2003, McLane was an integral part of the Wal-Mart Stores, Inc. (“Wal-Mart”) distribution network. McLane continues to provide wholesale distribution services to Wal-Mart, which accounts for approximately 30% of McLane’s revenues. McLane’s business model is based on a high volume of sales, rapid inventory turnover and tight expense control. Operations are divided into five business units: grocery distribution, foodservice distribution, beverage distribution, international logistics and software development. In 2011, the grocery and foodservice units comprised 98% of the total revenues of the company. McLane and its subsidiaries employ approximately 15,000 employees.

McLane’s grocery distribution unit, based in Temple, Texas, enjoys the dominant market share within the convenience store industry and serves most of the national convenience store chains and major oil company retail outlets. Grocery operations provide products to more than 38,000 retail locations nationwide, including Wal-Mart. McLane’s grocery distribution unit operates 22 facilities in 18 states and opened a 23rd distribution center in Missouri in January of 2012.

McLane’s foodservice distribution unit, based in Carrollton, Texas, focuses on serving the quick service restaurant industry with high quality, timely-delivered products. Operations are conducted through 18 facilities in 16 states. The foodservice distribution unit services more than 20,000 chain restaurants nationwide.

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

Other Manufacturing, Other Service and Retailing Businesses

Apparel Manufacturing— Berkshire’s apparel manufacturing businesses include manufacturers of a variety of clothing and footwear. Businesses engaged in the manufacture and distribution of clothing products include Fruit of the Loom, Inc. (“Fruit”), Russell Brands, LLC (“Russell”), Vanity Fair Brands, LP (“VFB”), Garan and Fechheimer Brothers. Berkshire’s footwear businesses include H.H. Brown Shoe Group, Justin Brands and Brooks Athletic. These businesses employ approximately 40,000 persons in the aggregate.

Fruit, Russell and VFB (together “FOL”) are headquartered in Bowling Green, Kentucky. FOL is primarily a vertically integrated manufacturer and distributor of basic apparel, underwear and athletic apparel and products. FOL maintains the number one market share brand of men’s underwear in the mass merchandise channel. Products, under the Fruit of the Loom® and JERZEES® labels are primarily sold in the mass merchandise and wholesale markets. In the VFB product line, Vassarette®, Bestform® and Curvation® are sold in the mass merchandise market, while Vanity Fair® and Lily of France® products are sold in the mid-tier chains and department stores. FOL also markets and sells athletic uniforms, apparel, sports equipment and balls to team dealers; college licensed tee shirts and fleecewear to college bookstores and mid-tier merchants; and athletic apparel, sports equipment and balls to sporting goods retailers under the Russell Athletic® and Spalding® brands. Additionally, Spalding® markets and sells balls in the mass merchandise market and dollar store channel. In 2011, approximately 30% of FOL’s sales were to Wal-Mart.

FOL generally performs its own spinning, knitting, cloth finishing, cutting, sewing and packaging. For the North American market which comprised about 81% of FOL’s net sales in 2011, the majority of its capital-intensive spinning operations are located in highly automated facilities in the United States with cloth manufacturing performed both in the U.S. and offshore. Labor-intensive sewing and finishing operations are located in lower labor cost facilities in Central America and the Caribbean. For the European market, products are either outsourced to third-party contractors in Europe or Asia or sewn in Morocco from textiles internally produced in Morocco. FOL’s bras, athletic equipment, sporting goods and other athletic apparel lines are generally sourced from third-party contractors located primarily in Asia.

U.S grown cotton and polyester fibers are the main raw materials used in the manufacturing of FOL’s products and are purchased from a limited number of third-party suppliers and manufacturers. Management currently believes there are readily available alternative sources of raw materials. However, if relationships with suppliers cannot be maintained or delays occur in obtaining alternative sources of supply, production could be adversely affected, which could have a corresponding adverse effect on results of operations. Additionally, raw materials are subject to price volatility caused by weather, supply conditions, government regulations, economic climate and other unpredictable factors. FOL has secured contracts to purchase cotton to meet production plans for 2012. In 2010, cotton market prices increased by 80% due to lower worldwide crop yield, export restrictions in India and increasing global demand. In 2011, cotton market prices peaked at over $2 per pound, before declining over the latter part of the year. These conditions resulted in increased raw material prices across the apparel industry. FOL’s markets are highly competitive, consisting of many domestic and foreign manufacturers and distributors. Competition is generally based upon price, product style, quality and customer service.

Garan designs, manufactures, imports and sells apparel primarily for children, including boys, girls, toddlers and infants. Products are sold under its own trademark Garanimals® and private labels of its customers. Garan also licenses its registered trademark Garanimals® to independent third parties. Garan conducts its business through operating subsidiaries located in the United States, Central America and Asia. Substantially all of Garan’s products are sold through its distribution centers in the U.S. to major national chain stores, department stores and specialty stores. In 2011, over 90% of Garan’s sales were to Wal-Mart. Fechheimer Brothers manufactures, distributes and sells uniforms, principally for the public service and safety markets, including police, fire, postal and military markets. Fechheimer Brothers is based in Cincinnati, Ohio.

Justin Brands and H.H. Brown Shoe Group manufacture and distribute work, rugged outdoor and casual shoes and western-style footwear under a number of brand names, including Justin, Tony Lama®, Nocona®, Chippewas®, Born®, Sofft®, Carolina®, Double-H Boots®, Corcoran®, Matterhorn® and Kork-Ease®. Brooks Athletic markets and sells running footwear to specialty retailers under Brooks® brand. In 2011, Brooks® achieved #1 market share in footwear with specialty retailers. A significant volume of the shoes sold by Berkshire’s shoe businesses are manufactured or purchased from sources outside the United States. Products are principally sold in the United States through a variety of channels including department stores, footwear chains, specialty stores, catalogs and the Internet, as well as through company-owned retail stores.

Building Products Manufacturing—Acme Building Brands (“Acme”) headquartered in Fort Worth, Texas, manufactures and distributes clay bricks (Acme Brick® and Jenkins Brick), concrete block (Featherlite) and cut limestone (Texas Quarries). In addition, Acme distributes a number of other building products of other manufacturers, including glass block, floor and wall tile and other masonry products. Acme also sells ceramic floor and wall tile, as well as marble, granite and other stones through its subsidiary, American Tile and Stone. Products are sold primarily in the South Central and South Eastern United States through company-operated sales offices. Acme distributes products primarily to homebuilders and masonry and general contractors.

In 2011, Acme acquired the assets of Jenkins Brick Company, the leading brick manufacturer in Alabama. With the acquisition, Acme operates 26 clay brick manufacturing facilities located in eight states, seven concrete block facilities in

Texas, one stone quarry and two stone fabrication facilities located in Texas and Alabama. In addition, Acme operates a glass block fabrication facility, a concrete bagging facility and a stone burnishing facility all located in Texas. The demand for Acme’s products is seasonal, with higher sales in the warmer weather months and is subject to the level of construction activity which is cyclical. Acme also owns and leases properties and mineral rights that supply raw materials used in many of its manufactured products. Acme’s raw materials supply is believed to be adequate into the foreseeable future.

Benjamin Moore & Co. (“Benjamin Moore”), headquartered in Montvale, New Jersey, is a leading formulator, manufacturer and retailer of a broad range of architectural coatings, available principally in the United States and Canada. Products include water-thinnable and solvent-thinnable general purpose coatings (paints, stains and clear finishes) for use by the general public, contractors and industrial and commercial users. Products are marketed under various registered brand names, including Regal®, Superspec®, Moorcraft®, Moorgard®, Aura®, Nattura®, ben®, Coronado Paint®, Insl-x® and Lenmar®.

Benjamin Moore and its manufacturing subsidiaries rely primarily on an independent dealer network for the distribution of its products. Its distribution network includes approximately 100 company-owned stores as well as over 4,500 third party retailers currently representing over 10,300 storefronts in the United States and Canada. Benjamin Moore’s company-owned stores represent several multiple-outlet and stand-alone retailers in various parts of the United States and Canada serving primarily contractors and general consumers. The independent retailer channel offers a broad array of products including Benjamin Moore® and Insl-x® brands and other competitor coatings, wallcoverings, window treatments and sundries. Benjamin Moore also has three color stations located in regional malls that serve as brand marketing tools. In addition to the independent retailer channel, Benjamin Moore has recently begun to sell direct to the consumer via e-commerce sites and its customer care program, which includes national accounts and government agencies.

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

MiTek is headquartered in Chesterfield, Missouri and is a leading provider of engineered connector products, engineering software and services and computer-driven manufacturing machinery to the truss fabrication segment of the building components industry. Primary customers are truss fabricators who manufacture pre-fabricated roof and floor trusses and wall panels for the residential building market as well as the light commercial and institutional construction industry. MiTek also participates in the light gauge steel framing market under the Ultra-Span® name, manufactures and markets assembly line machinery used by the lead acid battery industry, manufactures and markets a line of masonry connector products and manufactures and markets air handling systems used in commercial building. MiTek operates on six continents with sales into approximately 90 countries. MiTek has 34 manufacturing facilities located in eleven countries and 45 sales/engineering offices located in 17 countries.

The Shaw Industries Group, Inc. (“Shaw”), headquartered in Dalton, Georgia, is the world’s largest carpet manufacturer based on both revenue and volume of production. Shaw designs and manufactures over 3,000 styles of tufted carpet, tufted and woven rugs, laminate and wood flooring for residential and commercial use under about 30 brand and trade names and under certain private labels. Shaw also provides installation services and sells ceramic and vinyl tile along with sheet vinyl. Shaw’s manufacturing operations are fully integrated from the processing of raw materials used to make fiber through the finishing of carpet. Shaw’s carpet, rugs and hard surface products are sold in a broad range of prices, patterns, colors and textures. Shaw acquired Sportexe in 2009 and Southwest Greens International, LLC in 2011 which provides an entry into the synthetic sports turf, golf greens and landscape turf markets.

Shaw products are sold wholesale to over 40,000 retailers, distributors and commercial users throughout the United States, Canada and Mexico and are also exported to various overseas markets. Shaw’s wholesale products are marketed domestically by over 2,000 salaried and commissioned sales personnel directly to retailers and distributors and to large national accounts. Shaw’s ten carpet full-service distribution facilities, three hard surface and two rug full-service distribution facilities and 24 redistribution centers, along with centralized management information systems, enable it to provide prompt efficient delivery of its products to both its retail customers and wholesale distributors.

Substantially all carpet manufactured by Shaw is tufted carpet made from nylon, polypropylene and polyester. In the tufting process, yarn is inserted by multiple needles into a synthetic backing, forming loops which may be cut or left uncut, depending on the desired texture or construction. During 2011, Shaw processed approximately 97% of its requirements for carpet yarn in its own yarn processing facilities. The availability of raw materials continues to be good but margins are impacted by petro-chemical and natural gas price changes. Raw material cost changes are periodically factored into selling prices to customers.

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

The building products businesses are subject to a variety of federal, state and local environmental laws and regulations. These laws and regulations regulate the discharge of materials into the air, land and water and govern the use and disposal of hazardous substances. The building products manufacturers employ approximately 36,000 persons in the aggregate.

Other Manufacturing Businesses

Berkshire acquired an 80% interest in IMC International Metalworking Companies B.V. (“IMC B.V.”) in 2006. Through its subsidiaries, IMC B.V. is one of the world’s three largest multinational manufacturers of consumable precision carbide metal cutting tools for applications in a broad range of industrial end markets under the brand names ISCAR®, TaeguTec®, Ingersoll®, Tungaloy®, Unitac®, UOP It.te.di® and Outiltec®. IMC B.V.’s manufacturing facilities are located in Israel, United States, Germany, Italy, France, Switzerland, South Korea, China, India, Japan and Brazil.

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

In September 2011, Berkshire acquired all of the outstanding shares of The Lubrizol Corporation (“Lubrizol”). Lubrizol is a specialty chemical company that produces and supplies technologies for the global transportation, industrial and consumer markets. Lubrizol operates two business sectors: (1) Lubrizol Additives, which includes engine, driveline and industrial additive products and (2) Lubrizol Advanced Materials, which includes personal and home care, engineered polymer and performance coating products. Lubrizol’s products are used in a broad range of applications including engine oils, transmission fluids, gear oils, specialty driveline lubricants, metalworking fluids, compressor lubricants, over-the-counter pharmaceutical products, performance coatings, personal care products, sporting goods and plumbing and fire sprinkler systems. Lubrizol is an industry leader in many of the markets in which it competes. Its principal additives competitors are Infineum International Ltd., Chevron Oronite Company and Afton Chemical Corporation. The advanced materials industry is highly fragmented with a variety of competitors in each product line.

From a base of approximately 1,750 patents, Lubrizol uses its technological leadership position in product development and formulation expertise to improve the quality, value and performance of its products, as well as to help minimize the environmental impact of those products. Lubrizol uses many specialty and commodity chemical raw materials in its manufacturing processes and uses base oil in processing and blending additives. Raw materials are primarily feedstocks derived from petroleum and petrochemicals and, generally, are obtainable from several sources. The materials that Lubrizol chooses to purchase from a single source typically are subject to long-term supply contracts to ensure supply reliability. Lubrizol markets its products worldwide through a direct sales organization and sales agents and distributors where necessary. Lubrizol’s customers principally consist of major global and regional oil companies and industrial and consumer products companies that are located in more than 100 countries. Some of its largest customers also may be suppliers. In 2011, no single customer accounted for more than 10% of Lubrizol’s consolidated revenues.

Lubrizol is implementing a multi-year phased investment plan to upgrade operations and increase global manufacturing capacity. Construction is underway on a new manufacturing plant on 400,000 square meters of land within the Zhuhai Gaolan Port Economic Zone in southern China, which will cost more than $200 million. The plan also calls for reinvestment at existing plants to upgrade infrastructure and to ensure compliance with health, safety and environmental requirements.

Lubrizol is subject to foreign, federal, state and local laws to protect the environment and limit manufacturing waste and emissions. The company believes that its policies, practices and procedures are designed to limit the risk of environmental damage and consequent financial liability. Nevertheless, the operation of manufacturing plants entails ongoing environmental risks, and significant costs or liabilities could be incurred in the future.

Lubrizol operates facilities in 28 countries (including production facilities in 17 countries and laboratories in 14 countries). On December 16, 2011, Lubrizol acquired Active Organics, Inc., a supplier of naturally-derived specialty cosmetic ingredients for the personal care industry. On December 19, 2011, Lubrizol acquired substantially all of the assets of Merquinsa, a manufacturer of specialty thermoplastic polyurethanes. On November 8, 2011, Lubrizol signed an agreement to purchase substantially all of the assets of Chemtool, Inc., a leading global supplier of custom formulated greases and lubricants. The Chemtool acquisition is expected to close in 2012.

Berkshire’s other manufacturers employ approximately 33,000 persons in the aggregate.

Other Service Businesses

FlightSafety International Inc.(“FlightSafety”), headquartered at LaGuardia Airport in Flushing, New York, is engaged primarily in the business of providing high technology training to operators of aircraft. FlightSafety’s training activities include: (a) advanced training for pilots of business and commercial aircraft; (b) aircrew training for military and other government personnel; (c) aircraft maintenance technician training; (d) flight attendant and aircraft dispatcher training; and (e) ab-initio (primary) pilot training to qualify individuals for private and commercial pilots’ licenses. FlightSafety also develops classroom instructional systems and materials for use in its training business and for sale to others.

A significant part of FlightSafety’s training programs is derived from the use of simulators, which incorporate computer-based technology to replicate the operation of specific aircraft. Simulators reproduce, with a high degree of accuracy, certain sights, movements and aircraft control responses experienced by the operator of the aircraft. FlightSafety utilizes 497 training devices, including 292 civil aviation simulators. FlightSafety’s training businesses are conducted primarily in the United States, with facilities located in 17 states. FlightSafety also operates training facilities in Asia, Europe, North and South America, the Pacific Rim, South Africa and the United Kingdom. FlightSafety also designs and manufactures full motion flight simulators, visual displays and other training equipment for use in its training business and for sale to others. Manufacturing facilities are located in Oklahoma, Missouri and Texas.

NetJets Inc. (“NJ”) is the world’s leading provider of fractional ownership programs for general aviation aircraft. NJ’s executive offices and U.S. operations are located in Columbus, Ohio, with most of its logistical and flight operations based at Port Columbus International Airport. NJ’s European operations are based in Lisbon, Portugal. The fractional aircraft ownership concept permits customers to acquire a specific percentage of a certain aircraft type and allows them to utilize the aircraft for a specified number of flight hours per annum. In addition, NJ provides management, ground support and flight operation services. NJ is subject to the rules and regulations of the Federal Aviation Administration, which address aircraft registration, maintenance requirements, pilot qualifications and airport operations, including flight planning and scheduling as well as security issues. In November 2010, NJ acquired Marquis Jet Holdings, Inc. (“Marquis”), which formerly operated independently but party to an exclusive alliance with NJ. Marquis leases and purchases fractional interests and management services from NJ and resells them to its customers in the form of a prepaid Marquis Jet Card, which entitles the customer to 25 hours of flight time.

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

TTI, Inc. (“TTI”), headquartered in Fort Worth, Texas, is a global specialty distributor of passive, interconnect, electromechanical and discrete components used by customers in the manufacturing and assembling of electronic products. TTI’s customer base includes original equipment manufacturers, electronic manufacturing services, original design manufacturers, military and commercial customers, as well as design and system engineers. TTI services a variety of industries including telecommunications, medical devices, computers and office equipment, aerospace, automotive and consumer electronics. TTI’s business model is organized between its core business of supporting high volume production business and its catalog division which supports lower volume purchases with a broader customer base and higher margins. TTI operates sales offices and distribution centers from more than 100 locations throughout North America, Europe, Asia and Israel. TTI was acquired by Berkshire in 2007.

Business Wire provides electronic dissemination of full-text news releases daily to the media, online services and databases and the global investment community in 150 countries and 45 languages. Roughly 90% of the company’s revenue comes from the core business of news distribution. The Pampered Chef, LTD (“TPC”) is a premier direct seller of high quality kitchen tools in the United States. Products are researched, designed and tested by TPC and manufactured by third-party suppliers. The Buffalo News publishes three editions on Saturday and Sunday and five editions each weekday from its headquarters in Buffalo, New York. The Omaha World-Herald Company (“OWHC”), based in Omaha, Nebraska, publishes daily and weekly newspapers in Nebraska and Iowa, including its flagship newspaper the Omaha World-Herald. OWHC also operates a direct mail business, World Marketing, Inc., with operations in five states. International Dairy Queen services a worldwide system of over 6,100 stores operating under the names Dairy Queen®, Orange Julius® and Karmelkorn® that offer various dairy desserts, beverages, prepared foods, blended fruit drinks, popcorn and other snack foods.

Berkshire’s service businesses employ approximately 18,000 persons in the aggregate.

Retailing Businesses—Berkshire’s retailing businesses principally consist of several independently managed home furnishings and jewelry operations. These retailers employ approximately 13,000 persons. Information regarding each of these operations follows.

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

NFM operates its business from two very large retail complexes with almost one million square feet of retail space and sizable warehouse and administrative facilities in Omaha, Nebraska and Kansas City, Kansas. NFM is the largest furniture retailer in each of its markets. NFM also owns Homemakers Furniture located in Des Moines, Iowa, which has approximately 215,000 square feet of retail space. In late 2011, NFM announced that it plans to build a new retail store, warehouse and administrative facility in a suburb of Dallas, Texas. The store is expected to include approximately 1.8 million square feet of retail and warehouse space and anchor a multi-use retail and entertainment development site. The estimated completion date of the new facilities is 2015.

R.C. Willey, based in Salt Lake City, Utah, is the dominant home furnishings retailer in the Intermountain West region of the United States. R.C. Willey operates 11 retail stores, two retail clearance facilities and three distribution centers. These facilities include approximately 1.7 million square feet of retail space with eight stores located in Utah, one store in Idaho, three stores in Nevada and one store in California. Star’s retail facilities include about 710,000 square feet of retail space in 11 locations in Texas with nine in Houston. Star maintains a dominant position in each of its markets. Jordan’s operates a furniture retail business from five locations with approximately 625,000 square feet of retail space in Massachusetts, New Hampshire and Rhode Island supported by an 800,000 square foot distribution center in Taunton, MA. Jordan’s is the largest furniture retailer, as measured by sales, in the Massachusetts and New Hampshire areas. Jordan’s is well known in its markets for its unique store arrangements and advertising campaigns.

Borsheim Jewelry Company, Inc. (“Borsheims”) operates from a single store located in Omaha, Nebraska. Borsheims is a high volume retailer of fine jewelry, watches, crystal, china, stemware, flatware, gifts and collectibles. Helzberg’s Diamond Shops, Inc. (“Helzberg”), based in North Kansas City, Missouri, operates a chain of 233 retail jewelry stores in 37 states, which includes approximately 550,000 square feet of retail space. Most of Helzberg’s stores are located in malls, lifestyle centers or power strip centers, and all stores operate under the name Helzberg Diamonds®. The Ben Bridge Corporation (“Ben Bridge Jeweler”), based in Seattle, Washington, operates a chain of 70 upscale retail jewelry stores located in 11 states that are primarily in the Western United States. Three of its locations are concept stores that sell only PANDORA jewelry. Principal products include finished jewelry and timepieces. Ben Bridge Jeweler stores are located primarily in major shopping malls. Berkshire’s retail jewelry operations are subject to seasonality with approximately 40% of annual revenues earned in the fourth quarter.

Also included in Berkshire’s group of retailing businesses is See’s Candies (“See’s”), which produces boxed chocolates and other confectionery products with an emphasis on quality and distinctiveness in two large kitchens in Los Angeles and San Francisco, California. See’s operates over 200 retail and quantity discount stores located mainly in California and other Western states. See’s revenues are highly seasonal with approximately 50% of total annual revenues earned in the months of November and December.

Finance and Financial Products

Clayton Homes, Inc. (“Clayton”), which is headquartered near Knoxville, Tennessee, is a vertically integrated manufactured housing company. At December 31, 2011, Clayton operated 33 manufacturing plants in 12 states. Clayton’s homes are marketed in 48 states through a network of 1,333 retailers, including 333 company-owned home centers. Financing is offered through its finance subsidiaries to purchasers of Clayton’s manufactured homes as well as those purchasing homes from selected independent retailers.

Clayton competes at the manufacturing, retail and finance levels on the basis of price, service, delivery capabilities and product performance and considers the ability to make financing available to retail purchasers a major factor affecting the market acceptance of its product. Retail sales are facilitated by Clayton’s offering of various finance and insurance programs. Finance programs include home note and mortgage originations supporting company-owned home centers and select independent retailers. Proprietary loan underwriting guidelines have been developed and include gross income, debt to income limits and credit score requirements, which are considered in evaluating loan applicants. Approximately 57% of the originations are home-only loans and the remaining 43% have land as additional collateral. The average down payment is about 22%, which may be from cash or land equity. Each loan with land will have an independent appraisal in order to establish the value of the land. Originations are all fixed rate and fixed term. Loans outstanding also include bulk purchases of contracts and mortgages from banks and other lenders. Clayton also provides inventory financing to certain independent retailers and services housing contracts and mortgages that were not purchased or originated. The bulk contract purchases and servicing arrangements may relate to the portfolios of other lenders or finance companies, governmental agencies, or other entities that purchase and hold housing contracts and mortgages. Clayton also acts as agent on physical damage insurance policies, home buyer protection plan policies and other programs.

XTRA Corporation (“XTRA”), headquartered in St. Louis, Missouri, is a leading transportation equipment lessor operating under the XTRA Lease® brand name. XTRA manages a diverse fleet of approximately 83,000 units located at 63 facilities throughout the United States and two facilities in Canada. The fleet includes over-the-road and storage trailers, chassis, temperature controlled vans and flatbed trailers. XTRA is one of the largest lessors (in terms of units available) of over-the-road trailers in North America. Transportation equipment customers lease equipment to cover cyclical, seasonal and geographic needs and as a substitute for purchasing. Therefore, as a provider of marginal capacity of transportation equipment, XTRA’s utilization rates (the number of units on lease to total units available) and operating results tend to be cyclical. In addition, transportation providers often use leasing to maximize their asset utilization and reduce capital expenditures. By maintaining a large fleet, XTRA is able to provide customers with a broad selection of equipment and quick response times.

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

Berkshire’s finance and financial products businesses employ approximately 13,000 persons.

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

Berkshire and its subsidiaries (referred to herein as “we,” “us,” “our” or similar expressions) are subject to certain risks and uncertainties in our business operations which are described below. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties that are not presently known or are currently deemed immaterial may also impair our business operations.

Our tolerance for risk in our insurance businesses may result in significant underwriting losses.

We have been and will continue to be willing to assume more risk from a single event than any other insurer has knowingly assumed. We could incur a significant loss from a single event and would do so willingly if properly paid for the risk assumed. We may also write coverages for losses arising from acts of terrorism. After taking into account all possible correlations, we attempt to avoid writing groups of policies from which pre-tax losses might aggregate above $10 billion. Currently, we estimate that our aggregate exposure under outstanding policies is significantly below $10 billion. However, it is possible that despite our efforts, losses may aggregate in ways that were not anticipated. Our tolerance for significant insurance losses will likely result in lower reported earnings (or net losses) in a future period.

The degree of estimation error inherent in the process of estimating property and casualty insurance loss reserves may result in significant underwriting losses.

In the property and casualty insurance business, premiums are charged today for promises to pay covered losses in the future. The principal cost associated with premium revenue is claims. However, it will take decades before all losses that have occurred as of the balance sheet date will be reported and settled. Although we believe that liabilities for unpaid losses are adequate, we will not know whether these liabilities or the premiums charged for the coverages provided were sufficient until well after the balance sheet date. Except for certain product lines, our objective is to generate underwriting profits over the long-term. Estimating insurance claim costs is inherently imprecise. Our estimated unpaid losses arising under contracts covering property and casualty insurance risks are large ($64 billion at December 31, 2011) so increases to liability estimates can result in materially lower periodic reported earnings.

Insurance subsidiaries’ investments are unusually concentrated and fair values are subject to loss in value.

Compared to other insurers, our insurance subsidiaries may concentrate an unusually high percentage of their investments in equity securities and may diversify their investment portfolios far less than is conventional. A significant decline in the fair values of our larger investments may produce a large decrease in our consolidated shareholders’ equity and can have a material adverse effect on our consolidated book value per share. Under certain circumstances, significant declines in the fair values of these investments may require the recognition of losses in the statement of earnings.

Derivative contracts may require significant future cash settlement payments and result in significant losses.

We have assumed the risk of potentially significant losses under credit default and equity index put option contracts. Although we received considerable premiums as compensation for accepting these risks, there is no assurance that the premiums we received will exceed our aggregate cash settlement payments. While the risks under the credit default contracts are limited to specified entities, amounts per entity and aggregate contract limits, the deterioration of the U.S. economy or in the financial condition of the referenced entities, could result in significant losses. Although our losses from credit events in 2011 were not significant and our remaining exposures have decreased, the risks of additional payments and losses in our earnings from credit defaults continues into the future. Our risks of losses under equity index put option contracts are based on declines in equity prices of stocks comprising certain major stock indexes. Although the contracts currently in-force will not begin to expire until 2018, we could be subject to significant future settlement payments at contract expiration if equity index prices are below the strike prices specified in the contracts.

The credit default and equity index put option contracts are recorded at fair value in our Consolidated Balance Sheet and the periodic changes in fair values are reported in earnings. The valuations of these contracts and the impact on our earnings can be particularly significant reflecting the volatility of credit and equity markets and material losses may be reported in future periodic earnings.

We are dependent on a few key people for our major investment and capital allocation decisions.

Major investment decisions and all major capital allocation decisions are made by Warren E. Buffett, Chairman of the Board of Directors and CEO, age 81, in consultation with Charles T. Munger, Vice Chairman of the Board of Directors, age 88.

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

We need qualified personnel to manage and operate our various businesses.

In our decentralized business model, we need qualified and competent management to direct day-to-day business activities of our operating subsidiaries. Our operating subsidiaries also need qualified and competent personnel in executing their business plans and serving their customers, suppliers and other stakeholders. Changes in demographics, training requirements and the unavailability of qualified personnel could negatively impact their ability to meet demands of customers to supply goods and services. Recruiting and retaining qualified personnel is important to all of our operations. Although we have adequate personnel for the current business environment, unpredictable increases in demand for goods and services may exacerbate the risk of not having sufficient numbers of trained personnel, which could have a negative impact on our operating results, financial condition and liquidity.

The past growth rate in Berkshire’s book value per share is not an indication of future results.

In the years since our present management acquired control of Berkshire, our book value per share has grown at a highly satisfactory rate. Because of the large size of our capital base (shareholders’ equity of approximately $165 billion as of December 31, 2011), our book value per share will very likely not increase in the future at a rate even close to its past rate.

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

Economic societal and political conditions could hurt our operating businesses.

Our operating businesses are subject to normal economic cycles affecting the economy in general or the industries in which they operate. To the extent that the recovery from the recent economic recession continues to be slow or the economy worsens for a prolonged period of time, one or more of our significant operations could be materially harmed. In addition, our utilities and energy businesses, our railroad business and our manufactured housing business regularly utilize debt as a component of their capital structures. These businesses depend on having access to borrowed funds through the capital markets at reasonable rates. To the extent that access to the credit is restricted or the cost of funding increases, these operations could be adversely affected.

Historically, we derived a relatively small amount of our revenues and earnings from international markets. Our international business was conducted primarily in regions where relatively stable political and economic conditions have prevailed. As a result of more recent business acquisitions, we are subject to increased risks from unstable political conditions and civil unrest at certain of our internationally based businesses. Further, terrorism activities deriving from unstable conditions or acts intended to compromise the integrity or security of our computer networks and information systems could produce significant losses to our worldwide operations, including operations based in the United States. Our business operations could be adversely affected directly through the loss of human resources or destruction of production facilities and information systems.

Risks unique to our regulated businesses

Insurance Businesses

Our insurance businesses are subject to regulation in the jurisdictions in which we operate. Such regulations may relate to among other things, the types of business that can be written, the rates that can be charged for coverage, the level of capital that must be maintained, and restrictions on the types and size of investments that can be made. Regulations may also restrict the timing and amount of dividend payments. Accordingly, changes in regulations related to these or other matters or regulatory actions imposing restrictions on our insurance companies, may adversely impact our results of operations.

Railroad Business

Our railroad business conducted through BNSF is subject to a significant number of governmental laws and regulations with respect to rates and practices, railroad operations and a variety of health, safety, labor, environmental and other matters. Failure to comply with applicable laws and regulations could have a material adverse effect on BNSF’s business. Governments may change the legislative and/or regulatory framework within which BNSF operates without providing any recourse for any adverse effects that the change may have on the business. Federal legislation enacted in 2008 mandates the implementation of positive train control technology by December 31, 2015, on certain mainline track where intercity and commuter passenger railroads operate and where toxic-by-inhalation (“TIH”) hazardous materials are transported. This type of technology is new and deploying it across BNSF Railway’s system and other railroads may pose significant operating and implementation risks and will require significant capital expenditures.

BNSF derives a significant amount of revenue from the transportation of coal. To the extent that changes in government environmental policies limit or restrict the usage of coal as a source of fuel in generating electricity, BNSF’s revenues and earnings could be adversely affected. As a common carrier, BNSF is also required to transport TIH chemicals and other hazardous materials. An accidental release of these commodities could expose BNSF to significant claims, losses, penalties and environmental remediation obligations.

Increased economic regulation of the rail industry could negatively impact BNSF’s ability to determine prices for rail services and to make capital improvements to its rail network, resulting in an adverse effect on our results of operations, financial condition or liquidity.

Utilities and Energy Businesses

For the most part, our utilities and energy businesses, which generate, transmit and distribute electricity and transport, store and distribute natural gas, are highly regulated by numerous federal, state, local and foreign governmental authorities in the United States, the United Kingdom and other jurisdictions in which they operate. These regulations are complex, dynamic and may be subject to new interpretations or change. Regulations affect almost every aspect of our utilities and energy businesses, have broad application and limit their ability to independently make and implement management decisions regarding numerous matters, including acquiring businesses; constructing, acquiring or disposing of operating assets; operating generating facilities and the transmission and distribution assets; complying with pipeline safety and integrity and environmental requirements; setting rates charged to customers; establishing capital structures and issuing debt or equity securities; transacting between our domestic utilities and our other subsidiaries and affiliates; and paying dividends. New legislation, regulation, reinterpretations of existing regulation, such as those relating to air and water quality, renewable portfolio standards, emissions performance standards, climate change, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters, or the nature of the regulatory process may have a significant adverse impact on our financial results.

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

In recent years, partially in response to the financial markets crises and the global economic recession, regulatory initiatives have accelerated in the United States and abroad. Such initiatives address for example, the regulation of banks and other major financial institutions, environmental and global-warming matters and health care reform. It is not yet clear whether or not these initiatives will result in significant changes to existing laws and regulations. Many of the regulations associated with enacted legislation have yet to be written. These initiatives and the related costs to comply with such initiatives could have a significant negative impact on our operating businesses, as well as on the businesses that we have a significant but not controlling economic interest. Accordingly we cannot predict whether such initiatives will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Description of Properties

The physical properties used by the parent company and our significant business segments are summarized below:

Business	Country	Location	Type of Property/Facility	Number of Properties	Owned/ Leased
Berkshire (parent company)	U.S.	Omaha, NE	Corporate Offices	1	Leased

Insurance and Reinsurance:

GEICO	U.S.	Chevy Chase, MD and 6 other states	Offices	14	Owned
		Various locations	Offices	98	Leased

General Re	U.S.	Stamford, CT Stamford, CT and various locations	Offices Offices	3 29	Owned Leased

	Non-U.S.	Cologne, Germany	Offices	7	Owned
		Various locations in 25 countries	Offices	29	Leased

Berkshire Hathaway	U.S.	Stamford, CT and 9 other locations	Offices	10	Leased
Reinsurance Group	Non-U.S.	United Kingdom, Canada and India	Offices	7	Leased

Berkshire Hathaway Primary Group	U.S.	Omaha, NE, Fort Wayne, IN and Princeton, NJ Various locations	Offices Offices	6 51	Owned Leased

Finance & Financial Products	U.S.	Various locations	Manufacturing plants Manufacturing plants Offices Offices Leasing/Showroom/Retail Leasing/Showroom/Retail Warehouses Warehouses Housing communities	35 1 3 11 219 275 6 38 28	Owned Leased Owned Leased Owned Leased Owned Leased Owned

	Non-U.S.	Canada	Leasing/Showroom/Retail Warehouses	3 1	Leased Leased

Marmon	U.S.	Various locations	Manufacturing plants Manufacturing plants Offices Offices Warehouses Warehouses	87 24 4 19 30 31	Owned Leased Owned Leased Owned Leased

Business	Country	Location	Type of Property/Facility	Number of Properties	Owned/ Leased
	Non-U.S.	Various locations in 19 countries	Manufacturing plants Manufacturing plants Offices Offices Warehouses Warehouses	38 19 3 19 15 17	Owned Leased Owned Leased Owned Leased

McLane Company	U.S.	Various locations	Distribution centers/Offices Distribution centers/Offices	34 24	Owned Leased

	Non-U.S.	Brazil	Distribution centers/Offices Distribution centers/Offices	2 3	Owned Leased

Other businesses:
Manufacturing	U.S.	Various locations	Manufacturing plants Manufacturing plants Offices/Warehouses Offices/Warehouses Retail Retail/Showroom	288 53 172 239 29 145	Owned Leased Owned Leased Owned Leased

	Non-U.S.	Various locations in over 50 countries	Manufacturing plants Manufacturing plants Offices/Warehouses Offices/Warehouses Retail Retail	165 72 55 329 1 49	Owned Leased Owned Leased Owned Leased

Retailing	U.S.	Various locations	Offices/Warehouses/Plants Offices/Warehouses Retail Retail	20 15 37 517	Owned Leased Owned Leased
Service	U.S.	Various locations	Training facilities/Hangars Training facilities/Hangars Offices/Warehouses Offices/Warehouses Plants Plants Retail Retail	20 100 22 102 16 9 9 2	Owned Leased Owned Leased Owned Leased Owned Leased

	Non-U.S.	Various locations in 26 countries	Offices/Training facilities Offices/Warehouses/Hangars/ Training facilities	19 100	Owned Leased

Railroad Business

Through BNSF Railway, BNSF operates a railroad network in North America with approximately 32,000 route miles of track (excluding multiple main tracks, yard tracks and sidings) in 28 states and two Canadian provinces as of December 31, 2011. BNSF owns approximately 23,000 route miles, including easements, and operates on approximately 9,000 route miles of trackage rights that permit BNSF to operate its trains with its crews over other railroads’ tracks. As of December 31, 2011, the total BNSF Railway system, including single and multiple main tracks, yard tracks and sidings, consisted of approximately 50,000 operated miles of track, all of which are owned by or held under easement by BNSF except for approximately 10,000 route miles operated under trackage rights.

BNSF operates various facilities and equipment to support its transportation system, including its infrastructure and locomotives and freight cars. It also owns or leases other equipment to support rail operations, including containers, chassis and vehicles. Support facilities for rail operations include yards and terminals throughout its rail network, system locomotive shops to perform locomotive servicing and maintenance, a centralized network operations center for train dispatching and network operations monitoring and management in Fort Worth, Texas, regional dispatching centers, computers, telecommunications equipment, signal systems and other support systems. Transfer facilities are maintained for rail-to-rail as well as intermodal transfer of containers, trailers and other freight traffic. These facilities include 30 major international hubs located across the system.

As of December 31, 2011, BNSF owned or held under non-cancelable leases exceeding one year approximately 6,900 locomotives, 78,600 freight cars and 6,100 chassis and containers, in addition to maintenance of way and other equipment.

Utilities and Energy Businesses

MidAmerican’s energy properties consist of the physical assets necessary to support its electricity and natural gas businesses. Properties of MidAmerican’s electricity businesses include electric generation, transmission and distribution facilities, as well as coal mining assets that support certain of MidAmerican’s electric generating facilities. Properties of MidAmerican’s natural gas businesses include natural gas distribution facilities, interstate pipelines, storage facilities, compressor stations and meter stations. In addition to these physical assets, MidAmerican has rights-of-way, mineral rights and water rights that enable MidAmerican to utilize its facilities. Pursuant to separate financing agreements, a majority of these properties are pledged or encumbered to support or otherwise provide the security for the related subsidiary debt. MidAmerican or its affiliates own or have interests in the following types of electric generation facilities at December 31, 2011:

Energy Source	Entity	Location by Significance	Facility Net Capacity (MW) (1)	Net MW Owned (1)
Coal	PacifiCorp and MEC	Iowa, Wyoming, Utah, Arizona, Colorado and Montana	14,326	9,538
Natural gas and other	PacifiCorp, MEC and MidAmerican Renewables	Utah, Iowa, Illinois, Washington, Oregon, Texas, New York and Arizona	4,829	4,311
Wind	PacifiCorp and MEC	Iowa, Wyoming, Washington and Oregon	2,918	2,909
Hydroelectric	PacifiCorp, MEC and MidAmerican Renewables	Washington, Oregon, The Philippines, Idaho, California, Utah, Hawaii, Montana, Illinois and Wyoming	1,308	1,281
Nuclear	MEC	Illinois	1,760	440
Geothermal	PacifiCorp and MidAmerican Renewables	California and Utah	361	198

		Total	25,502	18,677

(1)

Facility Net Capacity (MW) represents (except for wind-powered generation facilities, which are nominal ratings) either: 1) PacifiCorp—the total capability of a generating unit as demonstrated by actual operating or test experience, less power generated and used for auxiliaries and other station uses, and is determined using average annual temperatures; 2) MEC—the total plant accredited net generating capacity based on accreditation approved by the Midwest Independent Transmission System Operator, Inc.; or 3) MidAmerican Renewables—the contract capacity for most facilities. Net MW Owned indicates MidAmerican’s ownership of Facility Net Capacity (MW).

PacifiCorp and MEC own electric transmission and distribution systems, including more than 18,000 miles of transmission lines and approximately 1,300 substations, gas distribution facilities, including approximately 22,000 miles of gas mains and service lines, and an estimated 199 million tons of recoverable coal reserves in mines owned or leased in Wyoming, Utah and Colorado.

Northern Natural’s pipeline system consists of approximately 14,900 miles of natural gas pipelines, including approximately 6,500 miles of mainline transmission pipelines and approximately 8,400 miles of branch and lateral pipelines. Northern Natural’s end-use and distribution market area includes points in Iowa, Nebraska, Minnesota, Wisconsin, South Dakota, Michigan and Illinois and its natural gas supply and delivery service area includes points in Kansas, Texas, Oklahoma and New Mexico. Storage services are provided through the operation of one underground natural gas storage field in Iowa, two underground natural gas storage facilities in Kansas and two liquefied natural gas storage peaking units, one in Iowa and one in Minnesota.

Kern River’s system consists of approximately 1,700 miles of natural gas pipelines, including approximately 1,400 miles of mainline section, including 100 miles of lateral pipelines, and approximately 300 miles of common facilities. Kern River owns the entire mainline section, which extends from the system’s point of origination in Wyoming through the Central Rocky Mountains area into California.

Northern Powergrid (Northeast)’s and Northern Powergrid (Yorkshire)’s electricity distribution network includes approximately 18,000 miles of overhead lines, approximately 40,000 miles of underground cables and approximately 700 major substations.

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

Item 4.	Mine Safety Disclosures

Information regarding the Company’s mine safety violations and other legal matters disclosed in accordance with Section 1503 (a) of the Dodd-Frank Reform Act is included in Exhibit 95 to this Form 10-K.

Executive Officers of the Registrant

Following is a list of the Registrant’s executive officers:

Name	Age	Position with Registrant	Since
Warren E. Buffett	81	Chairman of the Board	1970
Marc D. Hamburg	62	Senior Vice President	1992
Charles T. Munger	88	Vice Chairman of the Board	1978

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

Market Information

Berkshire’s Class A and Class B common stock are listed for trading on the New York Stock Exchange, trading symbol: BRK.A and BRK.B. The following table sets forth the high and low sales prices per share, as reported on the New York Stock Exchange Composite List during the periods indicated:

	2011				2010
	Class A		Class B		Class A		Class B
	High	Low	High	Low	High	Low	High	Low
First Quarter	$131,463	$118,792	$87.65	$79.14	$125,252	$97,205	$83.57	$64.72
Second Quarter	126,100	109,925	84.09	73.23	122,908	102,751	81.95	68.48
Third Quarter	117,250	98,952	78.19	65.35	128,730	113,622	85.86	75.62
Fourth Quarter	120,755	104,701	80.58	69.07	126,568	118,201	84.45	78.72

Shareholders

Berkshire had approximately 3,500 record holders of its Class A common stock and 18,500 record holders of its Class B common stock at February 15, 2012. Record owners included nominees holding at least 490,000 shares of Class A common stock and 1,065,000,000 shares of Class B common stock on behalf of beneficial-but-not-of-record owners.

Dividends

Berkshire has not declared a cash dividend since 1967.

Common Stock Repurchase Program

On September 26, 2011, Berkshire announced a common stock repurchase program where Berkshire’s Board of Directors authorized Berkshire to repurchase Class A and Class B shares of the Company at prices no higher than a 10% premium over the book value of the shares. The following table presents information with respect to Berkshire’s repurchases of Class A and Class B common stock from September 26, 2011 through December 31, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program

September 26, 2011 through September 30, 2011
Class A common stock	15	$107,461.67	15	*
Class B common stock	227,669	$71.45	227,669	*

October 1, 2011 through October 31, 2011
Class A common stock	83	$106,748.19	83	*
Class B common stock	574,316	$70.90	574,316	*

*	Berkshire’s Board of Directors’ authorization does not specify a maximum number of shares to be purchased. However, repurchases will not be made if they would reduce Berkshire’s consolidated cash equivalent holdings below $20 billion. The repurchase program is expected to continue indefinitely and the amount of purchases will depend entirely upon the level of cash available, the attractiveness of investment and business opportunities either at hand or on the horizon and the degree of discount from management’s estimate of intrinsic value. The repurchase program does not obligate Berkshire to repurchase any dollar amount or number of Class A or Class B shares.

Item 6.	Selected Financial Data

Selected Financial Data for the Past Five Years
(dollars in millions except per-share data)

	2011	2010	2009	2008	2007
Revenues:
Insurance premiums earned (1)	$32,075	$30,749	$27,884	$25,525	$31,783
Sales and service revenues	72,803	67,225	62,555	65,854	58,243
Revenues of railroad, utilities and energy businesses (2)	30,839	26,364	11,443	13,971	12,628
Interest, dividend and other investment income	4,792	5,215	5,531	5,140	5,161
Interest and other revenues of finance and financial products businesses	4,009	4,286	4,293	4,757	4,921
Investment and derivative gains/losses (3)	(830)	2,346	787	(7,461)	5,509

Total revenues	$143,688	$136,185	$112,493	$107,786	$118,245

Earnings:
Net earnings attributable to Berkshire Hathaway (3)	$10,254	$12,967	$8,055	$4,994	$13,213

Net earnings per share attributable to Berkshire Hathaway shareholders (4)	$6,215	$7,928	$5,193	$3,224	$8,548

Year-end data:
Total assets	$392,647	$372,229	$297,119	$267,399	$273,160
Notes payable and other borrowings:
Insurance and other businesses	13,768	12,471	4,561	5,149	3,447
Railroad, utilities and energy businesses (2)	32,580	31,626	19,579	19,145	19,002
Finance and financial products businesses	14,036	14,477	13,769	12,588	11,377
Berkshire Hathaway shareholders’ equity	164,850	157,318	131,102	109,267	120,733
Class A equivalent common shares outstanding, in thousands	1,651	1,648	1,552	1,549	1,548
Berkshire Hathaway shareholders’ equity per outstanding Class A equivalent common share	$99,860	$95,453	$84,487	$70,530	$78,008

(1)	Insurance premiums earned in 2007 included $7.1 billion from a single reinsurance transaction with Equitas.

(2)

On February 12, 2010, BNSF became a wholly-owned subsidiary of Berkshire and BNSF’s accounts are consolidated in Berkshire’s financial statements beginning on that date. From December 31, 2008 to February 12, 2010, Berkshire’s investment in BNSF common stock was accounted for pursuant to the equity method.

(3)

Investment gains/losses include realized gains and losses and non-cash other-than-temporary impairment losses. Derivative gains/losses include significant amounts related to non-cash changes in the fair value of long-term contracts arising from short-term changes in equity prices, interest rates and foreign currency rates, among other factors. After-tax investment and derivative gains/losses were $(521) million in 2011, $1.87 billion in 2010, $486 million in 2009, $(4.65) billion in 2008 and $3.58 billion in 2007.

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

	2011	2010		2009
Insurance – underwriting	$154	$1,301		$949
Insurance – investment income	3,555	3,860		4,271
Railroad	2,972	2,235	(1)	—
Utilities and energy	1,204	1,131		1,071
Manufacturing, service and retailing	3,039 (2)	2,462		1,113
Finance and financial products	516	441		411
Other	(665)	(337)		(246)
Investment and derivative gains/losses	(521)	1,874		486

Net earnings attributable to Berkshire	$10,254	$12,967		$8,055

(1)	Includes earnings of BNSF from February 12.

(2)	Includes earnings of Lubrizol from September 16.

Through our subsidiaries, we engage in a number of diverse business activities. Our operating businesses are managed on an unusually decentralized basis. There are essentially no centralized or integrated business functions (such as sales, marketing, purchasing, legal or human resources) and there is minimal involvement by our corporate headquarters in the day-to-day business activities of the operating businesses. Our senior corporate management team participates in and is ultimately responsible for significant capital allocation decisions, investment activities and the selection of the Chief Executive to head each of the operating businesses. It also is responsible for establishing and monitoring Berkshire’s corporate governance efforts, including, but not limited to, communicating the appropriate “tone at the top” messages to its employees and associates, monitoring governance efforts, including those at the operating businesses, and participating in the resolution of governance-related issues as needed. The business segment data (Note 21 to the Consolidated Financial Statements) should be read in conjunction with this discussion.

On February 12, 2010, BNSF became a wholly-owned subsidiary when we completed the acquisition of the 77.5% of BNSF common stock that we did not already own. As a result, beginning at that date, BNSF’s results and net earnings are included fully in our consolidated results. Prior to February 12, 2010, our share of BNSF’s net earnings determined under the equity method is reflected in the preceeding table as a component of insurance investment income. We completed the acquisition of The Lubrizol Corporation on September 16, 2011 and included its results as a component of manufacturing, service and retailing businesses in the table above.

Insurance underwriting earnings in 2011 of $154 million included after-tax losses of approximately $1.7 billion from several significant catastrophe events occurring primarily in the first quarter. After-tax losses from catastrophes occurring in 2010 were approximately $600 million. Our railroad and utilities and energy businesses continued to generate significant earnings in 2011. Several of our manufacturing, service and retailing businesses benefitted in 2011 from improved customer demand, which helped generate increased revenues and earnings.

Our after-tax investment and derivative losses in 2011 were $521 million. In 2011, we incurred non-cash after-tax losses in connection with our equity index put option derivative contracts of $1.2 billion. In 2011, we also recognized after-tax investment gains of $1.2 billion from the redemptions of our Goldman Sachs and General Electric Preferred Stock investments and other-than-temporary impairment (“OTTI”) losses of $590 million related to certain equity and fixed maturity securities. In 2010, after-tax investment and derivatives gains were $1,874 million, which included a one-time holding gain of $979 million related to our acquisition of BNSF, net realized gains from the dispositions of investments and net gains from derivative contracts, partially offset by OTTI losses recorded with respect to certain fixed maturity and equity securities. These gains and losses have caused and likely will continue to cause significant volatility in our periodic earnings.

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

The timing and amount of catastrophe losses can produce significant volatility in our periodic underwriting results, particularly with respect to BHRG and General Re. In 2011, we recorded aggregate pre-tax losses from catastrophe events of approximately $2.6 billion, arising primarily from the earthquakes in Japan and New Zealand, as well as weather related events in the Pacific Rim and the U.S.

Our periodic underwriting results are often affected significantly by changes in estimates for unpaid losses and loss adjustment expenses, including amounts established for occurrences in prior years. In 2011, we reduced estimated liabilities related to certain retroactive reinsurance contracts which resulted in an increase in pre-tax underwriting earnings of approximately $875 million. These reductions were primarily due to lower than expected loss experience of one ceding company. Actual claim settlements and revised loss estimates will develop over time, which will likely differ from the liability estimates recorded as of year-end (approximately $64 billion). Accordingly, the unpaid loss estimates recorded as of December 31, 2011 may develop upward or downward in future periods with a corresponding decrease or increase, respectively, to pre-tax earnings.

Our periodic underwriting results may also include significant foreign currency transaction gains and losses arising from the changes in the valuation of certain non-U.S. Dollar denominated reinsurance liabilities into U.S. Dollars as a result of foreign currency exchange rate fluctuations. In recent years, currency exchange rates have been volatile and the resulting impact on our underwriting earnings has been significant.

A key marketing strategy followed by all of our insurance businesses is the maintenance of extraordinary capital strength. Statutory surplus of our insurance businesses was approximately $95 billion at December 31, 2011. This superior capital strength creates opportunities, especially with respect to reinsurance activities, to negotiate and enter into insurance and reinsurance contracts specially designed to meet the unique needs of insurance and reinsurance buyers.

Underwriting results from our insurance businesses are summarized below. Amounts are in millions.

	2011	2010	2009
Underwriting gain (loss) attributable to:
GEICO	$576	$1,117	$649
General Re	144	452	477
Berkshire Hathaway Reinsurance Group	(714)	176	250
Berkshire Hathaway Primary Group	242	268	84

Pre-tax underwriting gain (loss)	248	2,013	1,460
Income taxes and noncontrolling interests	94	712	511

Net underwriting gain (loss)	$154	$1,301	$949

Management’s Discussion (Continued)

Insurance—Underwriting (Continued)

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

	2011		2010		2009
	Amount	%	Amount	%	Amount	%
Premiums written	$15,664		$14,494		$13,758

Premiums earned	$15,363	100.0	$14,283	100.0	$13,576	100.0

Losses and loss adjustment expenses	12,013	78.2	10,631	74.4	10,457	77.0
Underwriting expenses	2,774	18.1	2,535	17.8	2,470	18.2

Total losses and expenses	14,787	96.3	13,166	92.2	12,927	95.2

Pre-tax underwriting gain	$576		$1,117		$649

Premiums earned in 2011 increased $1,080 million (7.6%) over 2010. Over the past year, voluntary auto policies-in-force increased approximately 7.0%. The increase in policies-in-force in 2011 reflected an increase of 9.4% in voluntary auto new business sales. Voluntary auto policies-in-force at December 31, 2011 were approximately 709,000 greater than at December 31, 2010. Losses and loss adjustment expenses incurred in 2011 increased $1,382 million (13.0%) over 2010. As a result, the ratio of losses and loss adjustment expenses to premiums earned (“loss ratio”) increased from 74.4% in 2010 to 78.2% in 2011. The increase in the loss ratio in 2011 was primarily due to higher average injury and physical damage severities estimates and increased catastrophe losses incurred. In 2011, bodily injury severities estimates generally increased in the three to six percent range over 2010, while physical damage severities increased in the three to five percent range. In 2011, catastrophe losses were $252 million compared with $109 million in 2010.

In 2011, underwriting expenses increased $239 million (9.4%) over 2010. The increase reflected additional advertising and increased payroll costs related to generating new business and servicing existing business. In 2012, we will adopt a new accounting standard that modifies the types of costs that may be deferred in acquiring or renewing insurance policies. We anticipate that the impact of adopting this new standard on the Berkshire insurance group will be concentrated in GEICO, which will cease deferring a significant portion of its direct advertising costs. If the new standard had been in effect as of December 31, 2011, we estimate that GEICO’s deferred costs as of that date would have been reduced by approximately $350 million with a corresponding reduction in retained earnings of approximately $230 million (represents the after-tax impact on earnings that accumulated over many years). Through the prospective adoption of the new standard, the deferred costs as of December 31, 2011 will be expensed over the remaining policy periods, which, for the most part, will occur over the first six months of 2012. New acquisition cost expenditures in 2012 will be deferred at a lower rate. As a result, underwriting expenses incurred during the first half of 2012 are expected to increase as a result of the new standard. Thereafter, the impact of the new standard on periodic underwriting results is expected to be relatively insignificant.

Premiums earned in 2010 increased $707 million (5.2%) over 2009. The growth in premiums earned for voluntary auto was 5.3% in 2010, reflecting a 5.9% increase in policies-in-force over 2009. Premiums earned in 2010 also reflected a very slight increase in average premiums per policy over the year, although by the end of 2010 average premiums per policy declined to year-end 2009 levels. Voluntary auto new business sales in 2010 declined 2.6% from relatively high levels during 2009 when new business sales increased 9.0% versus 2008. Voluntary auto policies-in-force at December 31, 2010 were approximately 563,000 greater than at December 31, 2009.

Losses and loss adjustment expenses incurred in 2010 increased 1.7% over amounts incurred in 2009. The loss ratio was 74.4% in 2010 compared to 77.0% in 2009. The lower loss ratio in 2010 reflected the favorable impact of increased premium volume which was partially offset by changes in claims frequencies and severities. Claims frequencies in 2010 for property damage and collision coverages increased in the one to two percent range versus 2009, while frequencies for comprehensive coverages rose in the five to seven percent range from 2009 due to higher numbers of glass claims. Injury claims frequencies

Management’s Discussion (Continued)

Insurance—Underwriting (Continued)

GEICO (Continued)

increased in the two to four percent range versus 2009. Claim severities in 2010 for physical damage coverages rose in the two to four percent range compared to 2009, while injury severities increased in the three to seven percent range. Incurred losses from catastrophe events in 2010 were $109 million compared to $83 million in 2009. Underwriting expenses incurred in 2010 increased 2.6% versus 2009 and primarily reflected increased advertising costs.

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

	Premiums written			Premiums earned			Pre-tax underwriting gain
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Property/casualty	$2,910	$2,923	$3,091	$2,941	$2,979	$3,203	$7	$289	$300
Life/health	2,909	2,709	2,630	2,875	2,714	2,626	137	163	177

	$5,819	$5,632	$5,721	$5,816	$5,693	$5,829	$144	$452	$477

Property/casualty

Premiums written in 2011 were relatively unchanged from 2010, while premiums earned in 2011 declined $38 million (1.3%) from 2010. Excluding the effects of foreign currency exchange rate changes, premiums written and earned in 2011 declined $94 million (3.2%) and $132 million (4.4%), respectively, compared with 2010. The declines in premiums written and earned reflected lower premium volume in North American property treaty business, substantially offset by higher premiums in European property lines and broker market motor liability. Price competition in most property and casualty lines persists. Our underwriters continue to exercise discipline by not accepting offers to write business where prices are deemed inadequate. We remain prepared to increase premium volumes should market conditions improve.

Underwriting gains were $7 million in 2011 and consisted of a net underwriting gain of $127 million from casualty/workers’ compensation business substantially offset by a net underwriting loss of $120 million from property business. Our property results in 2011 included $861 million of catastrophe losses for events occurring in 2011. The catastrophe losses in 2011 were primarily attributable to the earthquakes in New Zealand and Japan, as well as to weather related loss events in the United States, Europe and Australia. The timing and magnitude of catastrophe and large individual losses has produced and is expected to continue to produce significant volatility in periodic underwriting results. The underwriting gain in 2011 of $127 million from casualty/workers’ compensation business reflected overall reductions in prior years’ loss reserve estimates, due generally to lower than expected claim reports from cedants, which was partially offset by $111 million of recurring accretion of discounted workers’ compensation liabilities and amortization of deferred charges on retroactive reinsurance contracts written many years ago.

Premiums written in 2010 declined $168 million (5.4%) from 2009, while premiums earned in 2010 declined $224 million (7.0%) from 2009. Excluding the effects of foreign currency exchange rate changes, premiums written and earned in 2010 declined $202 million (6.5%) and $169 million (5.3%), respectively, compared with 2009. Premiums written and earned in 2010 reflected decreased volume due to price competition in most property and casualty lines.

Underwriting gains were $289 million in 2010 and consisted of gains of $236 million from property business and $53 million from casualty/workers’ compensation business. The property results in 2010 included $339 million of catastrophe losses incurred primarily from the Chilean and New Zealand earthquakes and weather related losses in Europe, Australia and New England, offset by reductions in liability estimates for prior years’ losses. The underwriting gains of $53 million from casualty/workers’ compensation business reflected overall reductions in estimated prior years’ loss reserves, offset in part by $125 million of accretion of discounted workers’ compensation liabilities and amortization of deferred charges.

Management’s Discussion (Continued)

Insurance—Underwriting (Continued)

Property/casualty (Continued)

Underwriting results in 2009 included underwriting gains of $478 million from property business and losses of $178 million from casualty/workers’ compensation business. The net underwriting gain from property business was due to relatively lower losses occurring in 2009 and reductions in estimated liabilities for prior years’ losses. The underwriting losses from casualty/workers’ compensation business were primarily the result of establishing higher loss reserves for 2009 accident year occurrences to reflect higher loss trends as well as $118 million of accretion of discounted workers’ compensation liabilities and amortization of deferred charges, offset in part by overall reductions in estimated liabilities for losses occurring in prior years.

Life/health

Premiums earned in 2011 were $2,875 million, an increase of 5.9% over 2010, while premiums earned in 2010 increased 3.4% over 2009. Adjusting for the effects of foreign currency exchange rate changes, premiums earned increased 2.2% over 2010, which increased 4.8% over 2009. The increases in premiums earned since 2009 were primarily due to higher volumes of international life business, which in 2011 represented about 60% of aggregate life/health premiums earned. The life/health operations produced net underwriting gains of $137 million in 2011, $163 million in 2010 and $177 million in 2009. Underwriting results for 2011 included losses of $15 million attributable to the earthquake in Japan. Underwriting results in each of the past three years were driven by generally lower than expected mortality in the life business.

Berkshire Hathaway Reinsurance Group

Through BHRG, we underwrite excess-of-loss reinsurance and quota-share coverages on property and casualty risks for insurers and reinsurers worldwide. BHRG’s business includes catastrophe excess-of-loss reinsurance and excess primary and facultative reinsurance for large or otherwise unusual property risks referred to as individual risk. BHRG also writes retroactive reinsurance, which provides indemnification of losses and loss adjustment expenses with respect to past loss events. Other multi-line business refers to other property and casualty business written on both a quota-share and excess basis and includes a quota-share contract with Swiss Reinsurance Company Ltd. (“Swiss Re”) covering a 20% share of substantially all of Swiss Re’s property/casualty risks incepting between January 1, 2008 and December 31, 2012. We currently do not anticipate that the Swiss Re quota-share contract will be renewed or extended. BHRG’s underwriting activities also include life reinsurance as well as a life annuity business. BHRG’s underwriting results are summarized in the table below. Amounts are in millions.

	Premiums earned			Pre-tax underwriting gain/loss
	2011	2010	2009	2011	2010	2009
Catastrophe and individual risk	$751	$623	$823	$(321)	$260	$782
Retroactive reinsurance	2,011	2,621	1,989	645	(90)	(448)
Other multi-line property/casualty	4,224	3,459	3,894	(338)	203	15
Life and annuity	2,161	2,373	—	(700)	(197)	(99)

	$9,147	$9,076	$6,706	$(714)	$176	$250

Catastrophe and individual risk contracts may provide exceptionally large limits of indemnification and cover catastrophe risks (such as hurricanes, earthquakes or other natural disasters) or other property and liability risks. The timing and magnitude of losses produces extraordinary volatility in periodic underwriting results of this business.

Catastrophe and individual risk premiums written were approximately $720 million in 2011, $584 million in 2010 and $725 million in 2009. The level of business written in a given period will vary significantly due to changes in market conditions and management’s assessment of the adequacy of premium rates. We have constrained the volume of business written in recent years as premium rates have not been attractive enough to warrant significantly increasing volume. However, we have the capacity and desire to write substantially more business when appropriate pricing can be obtained. Premiums earned in 2011 from catastrophe and individual risk contracts increased 21% compared with 2010, which declined 24% from 2009. The increase in premiums written and earned in 2011 was primarily attributable to a few new contracts and to relatively higher premiums to reinstate coverage with respect to contracts that suffered catastrophe losses.

Catastrophe and individual risk underwriting results in 2011 included estimated catastrophe losses of approximately $800 million attributable to the earthquakes in Japan and New Zealand. Underwriting results from catastrophe and individual risk

Management’s Discussion (Continued)

Insurance—Underwriting (Continued)

Berkshire Hathaway Reinsurance Group (Continued)

business in 2010 included estimated losses of $322 million arising from several significant property catastrophe and casualty loss occurrences in 2010. Underwriting results in 2009 reflected no significant losses from catastrophes during the year. Changes in estimated losses attributable to prior years’ events were insignificant in 2011. In 2010 and 2009, underwriting results also included gains from the reductions of estimated unpaid losses for prior years’ loss events due to lower than expected reported claims.

Retroactive reinsurance policies generally provide very large, but limited, indemnification of unpaid losses and loss adjustment expenses with respect to past loss events that are generally expected to be paid over long periods of time. Premiums earned under retroactive reinsurance contracts in 2011 included approximately $1.7 billion from a reinsurance contract with Eaglestone Reinsurance Company, a subsidiary of American International Group, Inc. (“AIG”). Under the contract, we agreed to reinsure the bulk of AIG’s U.S. asbestos liabilities. The agreement provides for a maximum limit of indemnification of $3.5 billion. Premiums earned in 2010 included approximately $2.25 billion from a contract with Continental Casualty Company, a subsidiary of CNA Financial Corporation, and several of its other insurance subsidiaries (collectively the “CNA Companies”). Under the terms of the reinsurance agreement, BHRG assumed certain asbestos and environmental pollution liabilities of the CNA Companies subject to an aggregate limit of indemnification of $4 billion. Premiums earned in 2009 included 2.0 billion Swiss Francs (“CHF”), or approximately $1.7 billion, from an adverse loss development contract with Swiss Re. The Swiss Re retroactive contract covers substantially all of Swiss Re’s non-life insurance losses and allocated loss adjustment expenses for loss events occurring prior to January 1, 2009, and is subject to a maximum limit of indemnification of CHF 5 billion.

Underwriting results attributable to retroactive reinsurance include the recurring periodic amortization of deferred charges that are established with respect to these contracts. At the inception of a contract, deferred charges represent the difference between the premium received and the estimated ultimate losses payable. Deferred charges are subsequently amortized over the estimated claims payment period using the interest method and are based on estimates of the timing and amount of loss payments. The original estimates of the timing and amount of loss payments are analyzed against actual experience and if necessary are revised based on an actuarial evaluation of the expected remaining losses. Amortization charges and deferred charge adjustments resulting from changes to the estimated timing and amount of future loss payments are included as a component of losses and loss adjustment expenses. At December 31, 2011 and 2010, unamortized deferred charges for all of BHRG’s retroactive contracts were approximately $4.0 billion and $3.7 billion, respectively.

In 2011, the net underwriting gain from retroactive reinsurance contracts was $645 million, which reflected the favorable impact of a reduction in the estimated liability originally established under the Swiss Re contract of approximately $865 million, which was attributable to lower than expected loss experience. Gross unpaid losses from retroactive reinsurance contracts were approximately $18.8 billion at December 31, 2011 compared to approximately $18.7 billion and $18.0 billion as of December 31, 2010 and 2009, respectively.

Premiums earned from other multi-line property and casualty business included $2.9 billion in 2011, $2.4 billion in 2010 and $2.8 billion in 2009 from the Swiss Re 20% quota-share contract. Underwriting results of our other multi-line property/casualty business can be significantly impacted by the timing and magnitude of catastrophe losses and fluctuations in foreign currency exchange rates. In 2011, other multi-line property and casualty business included estimated catastrophe losses of approximately $933 million, which were primarily from the earthquakes in Japan and New Zealand and from floods in Thailand. Underwriting results in 2010 included estimated catastrophe losses of approximately $308 million from the Chilean and New Zealand earthquakes, the Gulf of Mexico BP Deepwater Horizon oil rig explosion and the Australian floods. The catastrophe losses in both years arose primarily under the Swiss Re quota-share contract. There were no significant catastrophe losses in 2009.

Underwriting results in 2011 also included foreign currency transaction gains of $140 million arising from the conversion of certain reinsurance loss reserves and other liabilities that are payable in foreign currencies into U.S. Dollars. In 2010 and 2009, underwriting results included foreign currency transaction losses of approximately $168 million and $280 million, respectively.

Substantially all of BHRG’s life and annuity premiums generated in 2011 and 2010 were from a life reinsurance contract entered into in January 2010 with Swiss Re Life & Health America Inc. (“SRLHA”) and a life reinsurance business acquired as of December 31, 2010 from Sun Life Assurance Company of Canada (“SLACC”). We anticipate that the SRLHA contract and the business acquired from SLACC will generate substantial premiums earned and life benefits incurred in the future.

Management’s Discussion (Continued)

Insurance—Underwriting (Continued)

Berkshire Hathaway Reinsurance Group (Continued)

In the fourth quarter of 2011, we recorded a pre-tax underwriting loss of $581 million ($642 million for the full year) with respect to the SRLHA contract. Since the inception of the SRLHA contract, mortality rates have continued to exceed the assumptions we made at the inception of the contract. During the fourth quarter of 2011, after considerable internal actuarial analysis, our management concluded that future mortality rates are expected to be greater than our original assumptions. As a result we increased our estimated liabilities for future policyholder benefits to reflect the new assumptions. The liabilities established in connection with the SRLHA contract reflect our best estimates for expected mortality, lapse rates, future premiums on the underlying policies and discount rates. We believe that our revised estimates for policyholder benefits are now adequate. However, under certain scenarios considered only remotely possible, additional increases in these liabilities and net underwriting losses of up to $300 million may occur. We do not currently believe significant additional net underwriting losses under this contract are likely.

The underwriting results of the life and annuity business also include a portfolio of annuity contracts, most of which were written several years ago. These contracts generated underwriting losses of $118 million, $114 million, and $99 million in 2011, 2010 and 2009, respectively, primarily related to periodic interest that accretes with respect to the related liabilities. At December 31, 2011, annuity liabilities were approximately $2.1 billion.

Berkshire Hathaway Primary Group

Our primary insurance group consists of a wide variety of independently managed insurance businesses that principally write liability coverages for commercial accounts. These businesses include: Medical Protective Corporation (“MedPro”) and Princeton Insurance Company (acquired as of December 30, 2011), providers of professional liability insurance to physicians, dentists and other healthcare providers; National Indemnity Company’s primary group (“NICO Primary Group”), writers of commercial motor vehicle and general liability coverages; U.S. Investment Corporation, whose subsidiaries underwrite specialty insurance coverages; a group of companies referred to internally as “Berkshire Hathaway Homestate Companies,” providers of standard commercial multi-line insurance; Central States Indemnity Company, a provider of credit and disability insurance to individuals nationwide through financial institutions; Applied Underwriters, a provider of integrated workers’ compensation solutions; and BoatU.S., a writer of insurance for owners of boats and small watercraft.

Earned premiums by our primary insurance businesses were approximately $1.7 billion in each of the last three years. In recent years, premium volume of our primary insurers, in general, has been constrained by soft market conditions. We have the capacity and desire to write substantially more volume if market conditions improve. Underwriting gains as percentages of premiums earned were 14% in 2011, 16% in 2010 and 5% in 2009. The underwriting gain in 2011 reflects favorable loss experience at MedPro and Applied Underwriters, including overall reductions of estimated liabilities for prior years’ losses, partially offset by increased underwriting losses of the Berkshire Hathaway Homestate Companies. The improvement in underwriting results in 2010 was primarily due to reductions of MedPro’s estimated prior years’ loss reserves and reduced underwriting loss ratios of the Berkshire Hathaway Homestate Companies.

Insurance—Investment Income

A summary of net investment income of our insurance operations follows. Amounts are in millions.

	2011	2010	2009
Investment income before taxes, noncontrolling interests and equity method earnings	$4,725	$5,145	$5,459
Income taxes and noncontrolling interests	1,170	1,335	1,615

Net investment income before equity method earnings	3,555	3,810	3,844
Equity method earnings	—	50	427

Net investment income	$3,555	$3,860	$4,271

Investment income consists of interest and dividends earned on cash equivalents and investments of our insurance businesses. Pre-tax investment income in 2011 declined $420 million (8%) compared to 2010. Investment income in 2011 was negatively impacted by redemptions at the end of 2010 and in 2011 of certain investments we made in 2008 and 2009,

Management’s Discussion (Continued)

Insurance—Investment Income (Continued)

including: (1) the Swiss Re 12% capital instrument (CHF 3 billion); (2) the Goldman Sachs 10% Preferred Stock ($4.36 billion of the $5 billion aggregate Preferred Stock was held by insurance subsidiaries); and (3) the General Electric 10% Preferred Stock ($3 billion). Our insurance subsidiaries earned dividends from these three investments of $420 million in 2011 compared with approximately $1.0 billion in both 2010 and 2009. Our investment income in the future will be negatively affected by these redemptions, given the comparatively lower yields currently available from new investment opportunities. In 2011, investment income was favorably impacted by increased dividend rates with respect to several of our common stock holdings.

Pre-tax investment income in 2010 declined $314 million (5.8%) compared with 2009. The decline in 2010 investment income reflected lower dividends earned from our investments in Wells Fargo common stock and the impact of a realized gain in 2009 of approximately $100 million from a short-term currency transaction made in anticipation of our investment in the Swiss Re capital instrument.

Investment income in 2010 and 2009 included earnings from equity method investments. As a result of a reduction in our ownership of Moody’s in July of 2009, we discontinued the use of the equity method as of the beginning of the third quarter of 2009. As a result of our acquisition of the remaining outstanding stock of BNSF on February 12, 2010, we discontinued the use of the equity method and since that date, BNSF’s accounts have been consolidated in our financial statements. Dividends received on equity method investments are not reflected in our earnings.

Invested assets derive from shareholder capital and reinvested earnings as well as net liabilities under insurance contracts or “float.” The major components of float are unpaid losses, life, annuity and health benefit liabilities, unearned premiums and other liabilities to policyholders less premium and reinsurance receivables, deferred charges assumed under retroactive reinsurance contracts and deferred policy acquisition costs. Float approximated $70 billion at December 31, 2011, $66 billion at December 31, 2010 and $63 billion at December 31, 2009. The cost of float, as represented by the ratio of underwriting gain or loss to average float, was negative for the last three years, as our insurance business generated underwriting gains in each year.

A summary of cash and investments held in our insurance businesses as of December 31, 2011 and 2010 follows. Other investments include investments in Wrigley, Goldman Sachs, General Electric, Dow Chemical and Bank of America (See Note 5 to the Consolidated Financial Statements). Amounts are in millions.

	December 31,
	2011	2010
Cash and cash equivalents	$21,571	$24,818
Equity securities	75,759	59,517
Fixed maturity securities	29,899	32,889
Other	13,111	19,133

	$140,340	$136,357

Fixed maturity investments as of December 31, 2011 were as follows. Amounts are in millions.

	Amortized cost	Unrealized gains/losses	Fair value
U.S. Treasury, U.S. government corporations and agencies	$2,894	$41	$2,935
States, municipalities and political subdivisions	2,862	208	3,070
Foreign governments	9,467	235	9,702
Corporate bonds, investment grade	5,075	603	5,678
Corporate bonds, non-investment grade	5,349	682	6,031
Mortgage-backed securities	2,203	280	2,483

	$27,850	$2,049	$29,899

U.S. government obligations are rated AA+ or Aaa by the major rating agencies and approximately 86% of all state, municipal and political subdivisions, foreign government obligations and mortgage-backed securities were rated AA or higher. Non-investment grade securities represent securities that are rated below BBB- or Baa3. Foreign government securities include obligations issued or unconditionally guaranteed by national or provincial government entities.

Management’s Discussion (Continued)

Railroad (“Burlington Northern Santa Fe”)

We acquired control of Burlington Northern Santa Fe Corporation including its subsidiary BNSF Railway Company, (“BNSF”) on February 12, 2010. BNSF’s revenues and operating results are included in our consolidated results beginning immediately after the acquisition. Prior to that date, we accounted for our investment in BNSF pursuant to the equity method. Our share of BNSF’s earnings for that period is included in net investment income of our insurance group. Earnings of BNSF are summarized below (in millions). BNSF’s earnings for the years ending December 31, 2010 and 2009 are provided for comparison, although these results are not fully reflected in our Consolidated Financial Statements.

	2011	Feb. 13, 2010 – Dec. 31, 2010	2010	2009
Revenues	$19,548	$15,059	$16,850	$14,016

Operating expenses	14,247	11,013	12,355	10,762
Interest expense	560	435	507	613

	14,807	11,448	12,862	11,375

Pre-tax earnings	4,741	3,611	3,988	2,641
Income taxes	1,769	1,376	1,529	920

Net earnings	$2,972	$2,235	$2,459	$1,721

BNSF operates one of the largest railroad systems in North America with approximately 32,000 route miles of track in 28 states and two Canadian provinces. BNSF’s major business groups are classified by product shipped and include consumer products, coal, industrial products and agricultural products. The following discussion compares BNSF’s results for the years ending December 31, 2011, 2010 and 2009.

Revenues for the year ending December 31, 2011 were approximately $19.5 billion, representing an increase of approximately $2.7 billion (16%) over 2010. Revenues from each of the four business groups increased between 8% and 19% as compared to 2010. Overall, the increases in revenues in 2011 reflected a 12% increase in average revenues per car/unit across all four business groups, as well as a 3% increase in the volume of cars/units handled. Revenues in each period include fuel surcharges to customers under programs intended to recover incremental fuel costs when fuel prices exceed threshold fuel prices. Average revenues per car/unit in 2011 included the effects of fuel surcharge increases of 35% in 2011 as compared to 2010.

The 3% increase in volume is comprised of increases of 7% in cars/units handled in the consumer products and industrial products groups combined with a 4% decrease in volume for coal products. The consumer products volume increase was attributable primarily to higher domestic intermodal and international volume. The decline in coal unit volume was partially attributable to the impacts of severe flooding along key coal routes. Industrial products volume increased primarily as a result of increased steel and sand shipments, as well as increased demand in petroleum products. Agricultural product volume remained relatively unchanged, as higher wheat exports and U.S. corn shipments were mostly offset by declining soybean exports.

Operating expenses in 2011 were $14.2 billion, representing an increase of $1.9 billion (15%) over 2010. Fuel expenses increased $1.3 billion in 2011 primarily due to higher fuel prices. The remainder of the increase in fuel costs was driven by higher overall freight volumes and severe weather conditions, which negatively impacted efficiency. Compensation and benefits expenses increased $311 million, reflecting volume-related costs, as well as salaries and benefits inflation, increased personnel training costs and flood-related costs. Purchased services expenses increased $49 million due primarily to volume-related and flood-related costs, offset by lower locomotive maintenance costs. In 2010, purchased services also included one-time merger-related legal and consulting fees. Materials and other expenses increased $186 million, reflecting higher locomotive and freight car material costs and increased crew transportation, travel and casualty costs offset by lower environmental costs.

Revenues for the year ending December 31, 2010 were approximately $16.9 billion, representing an increase of approximately $2.8 billion (20%) over 2009. Revenues from each of the four business groups increased between 17% and 23% as compared to 2009. The increases reflected increased volume as well as overall increased yields. In addition, annual revenues in 2010 included an increase in fuel surcharges of $740 million as compared to 2009.

Operating expenses in 2010 were $12.4 billion, an increase of $1.6 billion (15%) over 2009, reflecting an increase in costs to handle the increase in freight volume as well as higher fuel and wage costs. Fuel costs increased $644 million primarily due to higher prices. Compensation and benefits expense increased $523 million in 2010 primarily due to increased incentive compensation, increased health and welfare expenses and general wage increases. Operating expenses in 2010 also reflected increased depreciation and amortization expense versus 2009.

Management’s Discussion (Continued)

Utilities and Energy (“MidAmerican”)

We hold an 89.8% ownership interest in MidAmerican Energy Holdings Company (“MidAmerican”), which operates an international energy business. MidAmerican’s domestic regulated energy interests are comprised of two regulated utility companies, PacifiCorp and MidAmerican Energy Company (“MEC”). MidAmerican also operates two interstate natural gas pipeline companies. In the United Kingdom, MidAmerican operates two electricity distribution businesses, operating as Northern Powergrid Holdings Company (“Northern Powergrid”). The rates that utility and natural gas pipeline companies charge customers for energy and other services are generally subject to regulatory approval. Rates are based in large part on the costs of business operations, including a return on capital. To the extent these operations are not allowed to include such costs in the approved rates, operating results will be adversely affected. In addition, MidAmerican also operates a diversified portfolio of independent power projects and the second-largest residential real estate brokerage firm in the United States.

Revenues and earnings of MidAmerican are summarized below. Amounts are in millions.

	Revenues			Earnings
	2011	2010	2009	2011	2010	2009
PacifiCorp	$4,639	$4,518	$4,543	$771	$783	$788
MidAmerican Energy Company	3,530	3,824	3,711	279	279	285
Natural gas pipelines	993	994	1,073	388	378	457
Northern Powergrid	1,016	804	829	469	333	248
Real estate brokerage	1,007	1,046	1,071	39	42	43
Other	106	119	216	36	47	25

	$11,291	$11,305	$11,443

Earnings before corporate interest and income taxes				1,982	1,862	1,846
Corporate interest				(323)	(323)	(318)
Interest on Berkshire junior debt				(13)	(30)	(58)
Income taxes and noncontrolling interests				(315)	(271)	(313)

Net earnings				$1,331	$1,238	$1,157

Earnings attributable to Berkshire *				$1,204	$1,131	$1,071
Debt owed to others at December 31				19,915	19,646	19,579
Debt owed to Berkshire at December 31				22	165	353

*	Net of noncontrolling interests and includes interest earned by Berkshire (net of related income taxes).

PacifiCorp’s revenues in 2011 were $4,639 million, an increase of $121 million (3%) over 2010. The increase was primarily attributable to an increase of $350 million in retail operating revenue, partially offset by a decrease of $196 million in wholesale and other operating revenue. The increase in retail revenue was due to higher prices approved by regulators and higher customer load. The decrease in wholesale and other revenue was due to a 24% decrease in average prices and a 6% decrease in volumes. Additionally, wholesale and other revenue decreased $57 million due to lower sales and higher deferrals of renewable energy credits. PacifiCorp’s earnings before corporate interest and taxes (“EBIT”) in 2011 were $771 million, a decrease of $12 million (2%) from 2010. Increased revenues were more than offset by an overall increase in energy and operating costs, as well as higher net interest expense.

PacifiCorp’s revenues and EBIT in 2010 were $4,518 million and $783 million, respectively, relatively unchanged from 2009. Revenues in 2010 reflected lower average wholesale prices and a decrease in wholesale sales volume of approximately 8%, offset by higher retail prices approved by regulators and higher renewable energy credit sales. PacifiCorp’s EBIT reflected decreased prices of purchased electricity and natural gas and lower natural gas volumes, offset by higher transmission costs from higher contract rates, higher volumes of purchased electricity and higher coal prices.

MEC’s revenues of $3,530 million in 2011 declined $294 million (8%) from 2010 due to lower regulated electric and gas revenues as well as lower nonregulated and other operating revenues. Regulated retail and wholesale electric revenues declined $117 million (7%), primarily due to a 19% reduction in wholesale volume and due to lower average wholesale prices. Regulated natural gas revenues declined $83 million (10%), primarily due to a 30% decline in wholesale volume. Nonregulated and other operating revenues decreased $112 million (9%), due principally to lower electricity volumes and prices. MEC’s EBIT of $279 million in 2011 was unchanged from 2010. The effect of the declines in revenues were essentially offset by lower energy costs, which was driven by lower sales volumes, and to a lesser degree, by lower net interest expense.

Management’s Discussion (Continued)

Utilities and Energy (“MidAmerican”) (Continued)

Revenues of MEC in 2010 increased $113 million (3%) over 2009, primarily due to higher volumes of regulated and non-regulated electricity sales which are attributable to higher customer usage, impacted by weather conditions and customer growth. EBIT was $279 million in 2010, a slight decrease compared to 2009, primarily due to higher energy costs and operating expenses. Energy costs increased due to higher coal prices and greater thermal generation as a result of higher sales volume. Operating expenses increased due to higher maintenance costs from plant outages and storm damages.

Natural gas pipelines revenues and EBIT in 2011 were relatively unchanged from 2010. Natural gas pipelines revenues and EBIT each declined $79 million in 2010 from 2009, which was primarily due to lower transportation volume resulting from less favorable economic conditions and lower natural gas price spreads.

Revenues of Northern Powergrid were $1,016 million in 2011, an increase of $212 million (26%) from 2010. The increase was primarily due to an increase of $197 million in distribution revenue, and to a lesser degree to a weaker U.S. Dollar. EBIT in 2011 was $469 million, an increase of $136 million (41%) over 2010. The increase was also primarily due to higher distribution revenues and the weaker U.S. Dollar. In addition, EBIT in 2010 included a $45 million gain on the sale of a subsidiary. Revenues decreased $25 million in 2010 from 2009 due to lower contracting revenue and lower gas production, partially offset by higher distribution revenue. The increase in EBIT of $85 million in 2010 as compared to 2009 was due to the aforementioned subsidiary sale during 2010 and an impairment charged recorded during 2009.

Revenues of the real estate brokerage business were $1,007 million in 2011, down 4% from $1,046 million in 2010, primarily due to a 4% decrease in average home sale prices. EBIT of the real estate brokerage business of $39 million was 7% lower than the $42 million in 2010 which was relatively unchanged as compared to 2009.

Manufacturing, Service and Retailing

A summary of revenues and earnings of our manufacturing, service and retailing businesses follows. Amounts are in millions.

	Revenues			Earnings
	2011	2010	2009	2011	2010	2009
Marmon	$6,925	$5,967	$5,067	$992	$813	$686
McLane Company	33,279	32,687	31,207	370	369	344
Other manufacturing	21,191	17,664	15,937	2,397	1,911	958
Other service	7,934	7,355	6,585	1,039	984	(91)
Retailing	3,077	2,937	2,869	239	197	161

	$72,406	$66,610	$61,665

Pre-tax earnings				$5,037	$4,274	$2,058
Income taxes and noncontrolling interests				1,998	1,812	945

				$3,039	$2,462	$1,113

Marmon

Through Marmon, we operate approximately 140 manufacturing and service businesses that operate independently within eleven diverse business sectors. Revenues in 2011 were $6.9 billion, an increase of approximately 16% over 2010. An estimated 25% of the aggregate revenue increase was attributed to increased copper prices affecting the Building Wire and Flow Products sectors, where copper cost increases are passed on to customers with little or no additional margin. Ten of the eleven business sectors produced comparative revenue increases. The only sector reporting a comparative revenue decrease was the Retail Store Fixtures sector, where its largest customer significantly reduced its purchases.

Pre-tax earnings in 2011 were $992 million, an increase of approximately 22% over 2010. Pre-tax earnings as a percent of revenues was 14.3% in 2011 as compared to 13.6% in 2010. Pre-tax earnings to revenues percentages were negatively impacted by the increases in copper prices in both 2011 and 2010. Ten of the eleven sectors produced increased pre-tax earnings in 2011 compared to 2010. The Retail Store Fixtures sector reported lower pre-tax earnings consistent with the revenue decline. The improvements in revenues and pre-tax earnings generally reflected continued recoveries in many of Marmon’s end markets, increased product innovation and Marmon’s ongoing effort to control overhead costs.

Management’s Discussion (Continued)

Manufacturing, Service and Retailing (Continued)

Marmon (Continued)

Marmon’s revenues in 2010 were $6.0 billion, an increase of approximately 18% over 2009. About 40% of the aggregate revenue increase was the result of increased copper prices in the Building Wire and Flow Products sectors. The balance of the revenue increase in 2010 was associated with a gradual rebound in the other sectors, as Marmon’s end markets improved from the low levels in 2009. Pre-tax earnings in 2010 of $813 million increased 19% over 2009. With the exception of Distribution Services, all sectors had improvements in pre-tax earnings in 2010. Pre-tax earnings as a percent of revenues were 13.6% in 2010 and 13.5% in 2009. The pre-tax earnings to revenues percentage in 2010 was negatively impacted by the increase in copper prices, as the increased cost is passed on to customers with little or no additional margin. The Transportation Services & Engineered Products and the Building Wire sectors had the largest dollar increases in pre-tax earnings in 2010 compared to 2009.

McLane Company

Through McLane, we operate a wholesale distribution business that provides grocery and non-food products to retailers, convenience stores and restaurants. McLane’s business is marked by high sales volume and very low profit margins. McLane’s significant customers include Wal-Mart, 7-Eleven and Yum! Brands. Approximately 30% of McLane’s annual revenues are attributable to Wal-Mart. A curtailment of purchasing by Wal-Mart or another of its significant customers could have a material adverse impact on McLane’s periodic revenues and earnings. In 2010, McLane acquired Empire Distributors, based in Georgia and North Carolina, and Horizon Wine and Spirits Inc., based in Tennessee. Empire and Horizon are wholesale distributors of distilled spirits, wine and beer.

McLane’s revenues of $33.3 billion in 2011 increased approximately $600 million (2%) over 2010. The increase in revenues in 2011 was partially attributable to the inclusion of the full-year results of Empire and Horizon. Otherwise, revenues in 2011 from the grocery business were relatively unchanged from 2010, while revenues from the foodservice business increased approximately 7% over 2010. Pre-tax earnings in 2011 were essentially unchanged from 2010 which reflected the inclusion of Empire and Horizon and increased earnings from the grocery business, offset by lower earnings from the foodservice business. In 2011, McLane benefitted from a slight increase in its consolidated gross sales margin, which was offset by increased fuel, trucking and legal and professional costs.

McLane’s revenues in 2010 were $32.7 billion, representing an increase of $1.5 billion (5%) over 2009 reflecting an 11% increase in foodservice revenues (driven by increased unit volume) and a relatively minor increase in grocery revenues. Pre-tax earnings in 2010 of $369 million increased $25 million (7%) over 2009. The increase in earnings in 2010 reflected the favorable impact of the Empire acquisition and increased foodservice earnings, partially offset by lower earnings from the grocery division. The combined gross margin rate in 2010 was 5.75% versus 5.72% in 2009. Earnings in 2009 included the impact of a substantial inventory price change gain in the grocery division associated with an increase in federal excise taxes on cigarettes. Many tobacco manufacturers raised prices in anticipation of the tax increase, which allowed McLane to generate a one-time price change gain.

Other manufacturing

Our other manufacturing businesses include several manufacturers of building products (Acme Building Brands, Benjamin Moore, Johns Manville, Shaw and MiTek) and apparel (led by Fruit of the Loom which includes the Russell athletic apparel and sporting goods business and the Vanity Fair Brands women’s intimate apparel business). Also included in this group are Forest River, a leading manufacturer of leisure vehicles, IMC Metalworking Companies (“Iscar”), an industry leader in the metal cutting tools business with operations worldwide and CTB, a manufacturer of equipment and systems for the livestock and agricultural industries. Other manufacturing businesses also include The Lubrizol Corporation (“Lubrizol”), a specialty chemical manufacturer, beginning as of September 16, 2011. In 2011, our other manufacturing businesses generally experienced increased levels of business and improved operating results, although the rates of improvement have been uneven.

Other manufacturing revenues increased $3.5 billion (20%) in 2011 to $21.2 billion compared with 2010. In 2011, Lubrizol accounted for approximately $1.7 billion of the increase. Otherwise, revenues of our other manufacturing group increased 10%. Iscar and CTB in particular experienced strong demand for their products.

Pre-tax earnings of our other manufacturing businesses were $2.4 billion in 2011, an increase of $486 million (25%) over 2010. Excluding the impact of Lubrizol, earnings increased 10% compared to 2010. Increased earnings were generated by Iscar

Management’s Discussion (Continued)

Manufacturing, Service and Retailing (Continued)

Other manufacturing (Continued)

and CTB, which were partially offset by lower earnings of the apparel group and, particularly from the Fruit of the Loom group of businesses, which were negatively impacted by significantly higher cotton costs. Our building products businesses continue to be negatively impacted by slow residential housing construction activity. Overall, our manufacturing businesses benefitted in 2011 and 2010 from higher customer demand and ongoing cost containment efforts.

Revenues from our other manufacturing activities were $17.7 billion in 2010, an increase of $1.7 billion (11%) over 2009. The increase was primarily due to volume driven increases of Forest River, Iscar, CTB and Johns Manville. These operations rebounded in 2010 from slow business activity in 2009. Pre-tax earnings of our other manufacturing businesses were $1.9 billion in 2010, an increase of $953 million (99%) compared with earnings in 2009. The improvements in earnings were driven by significant earnings increases at almost all of our manufacturing businesses, including our apparel and building products businesses.

Other service

Our other service businesses include NetJets, the world’s leading provider of fractional ownership programs for general aviation aircraft and FlightSafety, a provider of high technology training to operators of aircraft. Among the other businesses included in this group are: TTI, a leading electronic components distributor; Business Wire, a leading distributor of corporate news, multimedia and regulatory filings; Pampered Chef, a direct seller of high quality kitchen tools; Dairy Queen, which licenses and services a system of over 6,100 stores that offer prepared dairy treats and food; Buffalo News, a publisher of a daily and Sunday newspaper; and businesses that provide management and other services to insurance companies. At the end of 2011, we acquired the Omaha World-Herald Company, a publisher of daily and weekly newpapers in Nebraska and Iowa.

Revenues of our other service businesses were approximately $7.9 billion in 2011, an increase of $579 million (8%) over 2010. The revenue increase was primarily attributable to stronger demand for electronic components (TTI) and pilot training (FlightSafety) and from higher revenues at NetJets. TTI revenues increased 12% as revenues increased rapidly during the first half of 2011, and then moderated over the second half. FlightSafety’s revenues increased approximately 8% due primarily to increases in training demand within the business aviation and regional airline markets, partially offset by lower revenues from government customers. The comparative revenue increases of NetJets reflected revenues related to aircraft operating cost increases that are passed through to customers (with little or no margin), and slight increases in rates. Revenue hours flown in 2011 were essentially unchanged from 2010.

Pre-tax earnings were $1,039 million in 2011, which exceeded 2010 by $55 million (6%). The increase in earnings was driven by higher earnings of FlightSafety, NetJets and TTI, partially offset by lower earnings from Pampered Chef and Buffalo News. FlightSafety’s earnings increased approximately 16%, reflecting the increased revenues and ongoing cost containment efforts. NetJets’ earnings increased 10% and was primarily attributable to higher revenues and lower aircraft maintenance costs due to a 10% reduction in the size of the fleet, partially offset by comparatively higher impairment charges related to the planned disposition of certain aircraft and fees incurred to cancel certain aircraft purchase commitments. Since the end of 2008, NetJets has reduced the number of aircraft in its fleet by approximately 20% and lowered its operating cost structure to better match customer demand, which we believe will help NetJets continue to operate profitably in the future.

In 2010, revenues of our other service businesses were $7.4 billion, an increase of $770 million (12%) compared to 2009. Pre-tax earnings in 2010 were $984 million compared to a loss of $91 million in 2009. The improved results were significantly driven by improved operating results of NetJets and TTI. NetJets generated pre-tax earnings of $207 million in 2010 compared to a pre-tax loss of $711 million in 2009, which included $676 million of asset writedowns and other downsizing costs. The asset writedowns were primarily related to excess aircraft that have been subsequently sold or are expected to be sold for cash consideration approximating their written down values. Such costs were relatively minor in 2010. Revenues of TTI increased by approximately 45% which was driven by very strong worldwide demand. As a result of the increase in revenues, pre-tax earnings of TTI were significantly higher.

Retailing

Our retailing operations consist of four home furnishings businesses (Nebraska Furniture Mart, R.C. Willey, Star Furniture and Jordan’s), three jewelry businesses (Borsheims, Helzberg and Ben Bridge) and See’s Candies. Revenues of these businesses

Management’s Discussion (Continued)

Manufacturing, Service and Retailing (Continued)

Retailing (Continued)

were $3.1 billion in 2011, an increase of $140 million over 2010. Pre-tax earnings were $239 million, an increase of $42 million over 2010. Each of our retailing businesses generated comparatively higher revenues and pre-tax earnings.

In 2010, revenues were $2.9 billion, an increase of 2% compared to 2009 and pre-tax earnings were $197 million, an increase of 22% compared to 2009. The increase in earnings in 2010 was due to the modest increase in sales and ongoing cost containment efforts.

Finance and Financial Products

Our finance and financial products businesses include manufactured housing and finance (“Clayton Homes”), transportation equipment leasing (“XTRA”), furniture leasing (“CORT”) as well as various miscellaneous financing activities. A summary of revenues and earnings from our finance and financial products businesses follows. Amounts are in millions.

	Revenues			Earnings
	2011	2010	2009	2011	2010	2009
Manufactured housing and finance	$2,932	$3,256	$3,257	$154	$176	$187
Furniture/transportation equipment leasing	739	660	661	155	53	14
Other	343	348	383	465	460	452

	$4,014	$4,264	$4,301

Pre-tax earnings				774	689	653
Income taxes and noncontrolling interests				258	248	242

				$516	$441	$411

Revenues of Clayton Homes were $2.9 billion in 2011, a decline of $324 million (10%) from 2010. Revenues from home sales declined approximately 17%, as unit sales declined about 14%. Sales in 2010 benefitted from the U.S. federal tax credit program offered to homebuyers, which expired on June 30, 2010. In addition, the average price per home sold declined slightly in 2011, as a larger percentage of homes sold were lower priced single section units. Clayton’s financial services income in 2011 also declined slightly, due primarily to lower interest income from installment loans. Net consumer loan balances at December 31, 2011 declined by approximately $600 million from December 31, 2010 to approximately $12.9 billion. The decline reflects runoff of the loan portfolio and fewer new loans. Pre-tax earnings of Clayton Homes were $154 million in 2011, a decline of $22 million (12.5%) versus 2010. Earnings in 2011 were negatively impacted by lower revenues and a $27 million increase in insurance claims (primarily from severe storms in the spring and summer), partially offset by lower selling, general and administrative and interest expenses.

Revenues of Clayton Homes were essentially unchanged in 2010 as compared to 2009. Sales of manufactured homes declined approximately $40 million, reflecting an increase in unit sales of approximately 6%, which was more than offset by lower average selling prices primarily attributable to product mix. Unit sales in the first half of 2010 benefitted from the home buyer tax credit, which expired in the second quarter and as a result demand declined over the second half of the year. Interest and finance income increased in 2010 as a result of the adoption of a new accounting pronouncement, which required us to consolidate securitized loan portfolios that we originated several years ago. Upon the adoption of the new accounting standard, our installment loan balances increased approximately $1.5 billion, which was accompanied by a corresponding increase to borrowings. Pre-tax earnings of Clayton Homes decreased $11 million (6%) in 2010 versus 2009. Operating results in 2010 were negatively impacted by reduced earnings from manufactured home sales, partially offset by increased financial services earnings.

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

Management’s Discussion (Continued)

Finance and Financial Products (Continued)

Revenues of CORT and XTRA increased $79 million in 2011 compared to 2010, while earnings increased $102 million. The increases in revenues and earnings were primarily attributable to an increased proportion of assets on lease (utilization rates) and lower depreciation expense. A significant portion of the expense structures of our leasing businesses, such as depreciation and facilities expenses, do not change significantly with rental volume, so the impact of revenue changes can have a disproportionate impact on earnings.

In 2010, revenues from CORT and XTRA were essentially unchanged from 2009. Pre-tax earnings were $53 million, an increase of $39 million. The earnings increase was primarily attributable to cost containment efforts as well as improved transportation equipment utilization.

Earnings from our other finance business activities in each of the past three years included investment income from a portfolio of fixed maturity and equity investments and from a small portfolio of long-held commercial real estate loans. In addition, other earnings include income from interest rate spreads representing the difference between interest rates charged to Clayton Homes on borrowings (approximately $11.5 billion as of December 31, 2011), which are used in connection with its lending activities and interest paid by a Berkshire financing subsidiary to fund the loans to Clayton. A corresponding charge is reflected in Clayton Homes’ earnings. In addition, other finance business activity includes guaranty fee income of $41 million in 2011 and $38 million in 2010 received from NetJets. NetJets has recorded corresponding charges to its earnings.

Investment and Derivative Gains/Losses

A summary of investment and derivative gains and losses and other-than-temporary impairment losses on investments follows. Amounts are in millions.

	2011	2010	2009
Investment gains/losses
Sales and other disposals of investments
Insurance and other	$1,991	$3,032	$277
Finance and financial products	162	9	110
Other-than-temporary impairment losses on investments	(908)	(1,973)	(3,155)
Other	29	1,017	(69)

	1,274	2,085	(2,837)

Derivative gains/losses
Credit default contracts	(251)	250	789
Equity index put option contracts	(1,787)	172	2,713
Other derivative contracts	(66)	(161)	122

	(2,104)	261	3,624

Gains/losses before income taxes and noncontrolling interests	(830)	2,346	787
Income taxes and noncontrolling interests	(309)	472	301

Net gains/losses	$(521)	$1,874	$486

Investment gains/losses arise from the sale or redemption of investments. The timing of gains or losses from sales or redemptions can have a material effect on periodic earnings. Investment gains and losses usually have minimal impact on the periodic changes in our consolidated shareholders’ equity since most of our investments are regularly recorded at fair value in the Consolidated Balance Sheets with the unrealized gains and losses included in shareholders’ equity as a component of accumulated other comprehensive income.

We believe the amount of investment gains/losses included in earnings in any given period typically has little analytical or predictive value. Our decisions to sell securities are not motivated by the impact that the resulting gains or losses will have on our reported earnings. Although our management does not consider investment gains and losses in a given period as necessarily meaningful or useful in evaluating periodic earnings, we are providing information to explain the nature of such gains and losses when they are reflected in earnings.

Management’s Discussion (Continued)

Investment and Derivative Gains/Losses (Continued)

Investment gains/losses from sales and other dispositions were $2.2 billion in 2011 and included an aggregate pre-tax gain of $1.8 billion from the redemptions of our GS and GE Preferred investments. In 2010, investment gains/losses from sales and other dispositions included a $1.3 billion gain with respect to the redemption of the Swiss Re capital instrument. Other investment gains and losses were $1.0 billion in 2010, which included a one-time holding gain of $979 million that arose in connection with our acquisition of BNSF as a result of the application of acquisition accounting under GAAP.

In each of the three years ending December 31, 2011, we recognized other-than-temporary impairment (“OTTI”) losses on certain of our equity and fixed maturity investments. In 2011, we recognized OTTI losses related to our investments in Kraft Foods ($169 million) and Wells Fargo ($337 million). Such OTTI losses averaged about 7.5% of the original cost of the impaired securities. As of that time, most of the impaired securities were in an unrealized loss position for more than two years. However, in each case, the issuer had been profitable and we expected and continue to expect that they will remain profitable. As discussed in Note 6 to the Consolidated Financial Statements, the OTTI loss related to Wells Fargo pertained to 103.6 million shares that had unrealized losses determined on a specific identification basis. We also held 255.4 million shares of Wells Fargo in which we had unrealized gains of approximately $3.7 billion as of March 31, 2011. However, none of these gains were included in our past or current earnings. This odd result occurs because existing accounting rules require that impairments be evaluated as to whether or not they are other than temporary on an individual purchase lot basis, since that is how we determine realized investment gains/losses on sales of such investments. In addition, we recorded OTTI losses of approximately $400 million in 2011 on certain debt instruments where, after evaluation, we concluded that we would likely not receive all contractual cash flows when due. Substantially all of these OTTI losses were attributable to a single issuer.

OTTI losses recorded in the fourth quarter of 2010 included unrealized losses on equity securities of $938 million. Such losses averaged about 20% of the original cost of the impaired securities. In each case, the issuer had been profitable in recent periods and in some cases highly profitable. In addition, we recorded OTTI losses of $1.0 billion in 2010 on certain debt instruments where, after evaluation, we concluded that we would likely not receive all contractual cash flows when due. Substantially all of these OTTI losses were attributable to a single issuer. OTTI losses in 2009 predominantly related to a loss with respect to our investment in ConocoPhillips common stock.

The OTTI losses had no impact whatsoever on the asset values that were recorded in our Consolidated Balance Sheets or on our consolidated shareholders’ equity as of any given balance sheet date. Although we have periodically recorded OTTI losses in earnings in 2011, 2010 and 2009, we continue to hold positions in certain of the related securities. In cases where the market values of these investments have increased since the dates the OTTI losses were recorded in earnings, these increases are not reflected in earnings but are instead included in shareholders’ equity as a component of accumulated other comprehensive income. The recognition of such losses in earnings rather than in accumulated other comprehensive income does not necessarily indicate that sales are imminent or planned and sales ultimately may not occur for years or even decades. Furthermore, the recognition of OTTI losses does not necessarily indicate that the loss in value of the security is permanent or that the market price of the security will not subsequently increase to and ultimately exceed our original cost.

We consider several factors in determining whether or not impairments are deemed to be other than temporary, including the current and expected long-term business prospects and if applicable, the creditworthiness of the issuer, our ability and intent to hold the investment until the price recovers and the length of time and relative magnitude of the price decline. Security prices may remain below cost for a period of time that may be deemed excessive from the standpoint of interpreting existing accounting rules even though other factors suggest that the prices will eventually recover. As a result, accounting regulations may require that we recognize OTTI losses in earnings in instances where we may strongly believe that the market price of the impaired security will recover to at least our original cost and where we possess the ability and intent to hold the security until, at least, that time.

As of December 31, 2011, unrealized losses on our investments in equity securities (determined on an individual purchase lot basis) were approximately $1.4 billion. Approximately 91% was concentrated in our investments in banks, insurance and finance companies. Unrealized losses averaged 12% of cost. In our judgment, the future earnings potential and underlying business economics of these companies are favorable and we possess the ability and intent to hold these securities until their prices recover. Changing market conditions and other facts and circumstances may change the business prospects of these issuers as well as our ability and intent to hold these securities until their prices recover.

Derivative gains/losses primarily represent the changes in fair value of our credit default and equity index put option contracts. Periodic changes in the fair values of these contracts are reflected in earnings and can be significant, reflecting the volatility of

Management’s Discussion (Continued)

Investment and Derivative Gains/Losses (Continued)

underlying equity and credit markets. We have not actively traded into and out of credit default and equity index put option contracts. Under many of the contracts, no settlements will occur until the contract expiration dates, which may occur many years from now.

We recorded pre-tax losses of $251 million on our credit default contracts in 2011 and gains of $250 million in 2010 and $789 million in 2009. Gains and losses generated by our credit default contracts reflect changes in the estimated values of the contracts which reflect changes in credit default spreads relative to the remaining terms of the contracts. In 2011, the losses were primarily related to our contracts involving non-investment grade corporate issuers, due to widening credit default spreads and loss events. The gains in 2010 reflected the overall narrowing of credit default spreads for corporate issuers and were somewhat offset by losses due to the widening of spreads for municipalities. The gains from our credit default contracts in 2009 derived primarily from the narrowing of spreads for corporate issuers.

During the fourth quarter of 2011, two losses occurred under our contracts covering non-investment grade issuers and one additional loss occurred in early 2012. Our risk of additional cash losses with respect to our non-investment grade issuers will decline significantly in 2012 as a result of contract expirations. We paid $86 million to settle the two losses occurring in 2011. No credit loss events occurred under our contracts in 2010. There were several credit loss events in the first half of 2009, primarily related to contracts involving non-investment grade (or high-yield) corporate issuers and during 2009 we paid losses of about $1.9 billion.

In 2011, we recorded pre-tax losses of approximately $1.8 billion on our equity index put option contracts. The losses reflected declines ranging from about 5.5% to 17% with respect to three of the four equity indexes covered under our contracts and lower interest rate inputs. In 2010 and 2009, gains on equity index put option contracts were $172 million and $2.7 billion, respectively. In the fourth quarter of 2010, we settled certain equity index put option contracts early at the request of the counterparty. The net gain in 2010 arising from these settled contracts was $561 million, which is represented by the difference between the recorded fair values of the contracts at December 31, 2009 and the settlement payment amounts. Otherwise, we recognized pre-tax losses of $389 million under our remaining equity index put option contracts reflecting generally lower interest rate assumptions and the effect of foreign currency exchange rate changes. The derivative contract gains in 2009 reflected increases in the underlying equity indexes ranging from approximately 19% to 23%, partially offset by the impact of a weaker U.S. Dollar on non-U.S. equity index put option contracts and lower interest rates. Our ultimate payment obligations, if any, under our remaining equity index put option contracts will be determined as of the contract expiration dates, which begin in 2018, based on the intrinsic value as of those dates. Our recorded liability for these contracts was $8.5 billion as of December 31, 2011.

Financial Condition

Our balance sheet continues to reflect significant liquidity and a strong capital base. Our consolidated shareholders’ equity at December 31, 2011 was $164.8 billion, an increase of approximately $7.5 billion from December 31, 2010. Consolidated cash and investments of insurance and other businesses approximated $153.9 billion at December 31, 2011, including cash and cash equivalents of $33.5 billion. These assets are held predominantly in our insurance businesses.

In February 2011, $2.0 billion of the parent company’s senior unsecured notes matured. In August 2011, we issued $2.0 billion of parent company senior unsecured notes. On January 31, 2012, we issued an additional $1.7 billion of parent company senior unsecured notes, the proceeds of which were used to fund the repayment of $1.7 billion of notes maturing in February 2012. On September 16, 2011, we acquired all of the outstanding stock of The Lubrizol Corporation for cash consideration of $135 per share or approximately $8.7 billion in the aggregate. We funded the acquisition price with existing cash balances. See Note 2 to the Consolidated Financial Statements.

In late September 2011, our Board of Directors authorized Berkshire Hathaway to repurchase Class A and Class B shares of Berkshire at prices no higher than a 10% premium over the book value of the shares. Berkshire may repurchase shares in open market purchases or through privately negotiated transactions, at management’s discretion. The repurchase program is expected to continue indefinitely and the amount of purchases will depend entirely upon the levels of cash available, the attractiveness of investment and business opportunities either at hand or on the horizon and the degree of discount of the market price to management’s estimate of intrinsic value. The repurchase program does not obligate Berkshire to repurchase any dollar amount or number of Class A or Class B shares. Berkshire plans to use cash on hand to fund repurchases and repurchases will not be made if they would reduce Berkshire’s consolidated cash equivalent holdings below $20 billion. Financial strength and redundant liquidity will always be of paramount importance at Berkshire. To date, share repurchases have been insignificant.

Management’s Discussion (Continued)

Financial Condition (Continued)

Our railroad, utilities and energy businesses (conducted by BNSF and MidAmerican) maintain very large investments in capital assets (property, plant and equipment) and will regularly make capital expenditures in the normal course of business. In 2011, MidAmerican’s capital expenditures were approximately $2.7 billion, which excluded approximately $750 million of non-cash property and equipment additions that were offset by a corresponding amount of debt or other liabilities. BNSF’s capital expenditures in 2011 were approximately $3.3 billion. MidAmerican’s forecasted capital expenditures for 2012 are $3.8 billion, while BNSF’s forecasted capital expenditures are approximately $3.9 billion. Future capital expenditures are expected to be funded from cash flows from operations and debt issuances. In 2011, BNSF issued debt of $1.5 billion with maturities in 2021 and 2041, and its outstanding debt increased $685 million to $12.7 billion as of December 31. In 2011, MidAmerican’s new borrowings were $1.4 billion and its aggregate outstanding borrowings increased $269 million to $19.9 billion at December 31. MidAmerican and BNSF have aggregate debt and capital lease maturities in 2012 of $2.6 billion. Berkshire has committed until February 28, 2014 to provide up to $2 billion of additional capital to MidAmerican to permit the repayment of its debt obligations or to fund its regulated utility subsidiaries. Berkshire does not guarantee the repayment of debt issued by BNSF, MidAmerican or any of their subsidiaries.

Assets of the finance and financial products businesses, which consisted primarily of loans and finance receivables, fixed maturity securities, other investments and cash and cash equivalents were approximately $25.0 billion as of December 31, 2011 and $25.7 billion at December 31, 2010. Liabilities were approximately $25.4 billion as of December 31, 2011 and $24.0 billion as of December 31, 2010. As of December 31, 2011, notes payable and other borrowings of $14.0 billion included approximately $11.5 billion of notes issued by Berkshire Hathaway Finance Corporation (“BHFC”). In January 2011, BHFC issued $1.5 billion of notes and repaid $1.5 billion of maturing notes. In January 2012, $250 million of BHFC notes matured and an additional $2.45 billion will mature in the second and third quarters of 2012. BHFC notes are unsecured and maturities currently range from 2012 to 2040. The proceeds from the BHFC notes are used to finance originated and acquired loans of Clayton Homes. The full and timely payment of principal and interest on the BHFC notes is guaranteed by Berkshire.

We regularly access the credit markets, particularly through our parent company and through our railroad, utilities and energy and the finance and financial products businesses. Restricted access to credit markets at affordable rates in the future could have a significant negative impact on our operations.

On July 21, 2010, President Obama signed into law financial regulatory reform legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”). The Reform Act reshapes financial regulations in the United States by creating new regulators, regulating new markets and market participants and providing new enforcement powers to regulators. Virtually all major areas of the Reform Act will be subject to regulatory interpretation and implementation rules requiring rulemaking that may take several years to complete.

We are party to several equity index put option and credit default contracts as described in Note 11 to the Consolidated Financial Statements. With limited exception, these contracts contain no collateral posting requirements under any circumstances, including changes in either the fair value or intrinsic value of the contracts or a downgrade in Berkshire’s credit ratings. Substantially all of these contracts were entered into prior to December 31, 2008. At December 31, 2011, the liabilities recorded for these contracts were approximately $10.0 billion and our collateral posting requirements were $238 million. With respect to such collateral requirements, we receive the income attributable to such collateral or, in certain instances, interest credit from the counterparty. Although the ultimate outcome of the regulatory rulemaking proceedings described in the preceding paragraph cannot be predicted with certainty, we do not believe that the provisions of the Reform Act that concern collateral requirements apply to derivatives contracts that were entered into prior to the enactment of the Reform Act, as ours were. As such, although the Reform Act may adversely affect some of our business activities, it is not currently expected to have a material impact on our consolidated financial results or financial condition.

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

Management’s Discussion (Continued)

Contractual Obligations (Continued)

The timing and/or amount of the payments of other obligations are contingent upon the outcome of future events. Actual payments will likely vary, perhaps significantly, from estimates reflected in our Consolidated Balance Sheet. The timing and amount of payments arising under property and casualty insurance and derivative contract obligations which are reported in other in the table below are contingent upon the outcome of claim settlement activities or events that may occur over many years. Obligations arising under life, annuity and health insurance benefits are estimated based on assumptions as to future premium payments, allowances, mortality, morbidity, expenses and policy lapse rates. The amounts presented in the following table are based on the liability estimates reflected in our Consolidated Balance Sheet as of December 31, 2011. Although certain insurance losses and loss adjustment expenses and life, annuity and health benefits are ceded to and receivable from others under reinsurance contracts, such receivables are not reflected in the table below. A summary of contractual obligations as of December 31, 2011 follows. Amounts are in millions.

	Estimated payments due by period
	Total	2012	2013-2014	2015-2016	After 2016
Notes payable and other borrowings (1)	$92,430	$11,677	$16,734	$9,624	$54,395
Operating leases	8,888	1,169	1,959	1,551	4,209
Purchase obligations	33,749	10,750	7,626	5,121	10,252
Losses and loss adjustment expenses (2)	65,949	14,762	14,624	8,346	28,217
Life, annuity and health insurance benefits (3)	15,869	1,530	166	162	14,011
Other	21,883	1,586	3,691	1,383	15,223

Total	$238,768	$41,474	$44,800	$26,187	$126,307

(1)	Includes interest.

(2)	Before reserve discounts of $2,130 million.

(3)	Amounts represent estimated undiscounted benefit obligations net of estimated future premiums.

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

Property and casualty losses

A summary of our consolidated liabilities for unpaid property and casualty losses is presented in the table below. Except for certain workers’ compensation liabilities, all liabilities for unpaid property and casualty losses (referred to in this section as “gross unpaid losses”) are reflected in the Consolidated Balance Sheets without discounting for time value, regardless of the length of the claim-tail. Amounts are in millions.

	Gross unpaid losses		Net unpaid losses *
	Dec. 31, 2011	Dec. 31, 2010	Dec. 31, 2011	Dec. 31, 2010
GEICO	$10,167	$9,376	$9,705	$8,928
General Re	16,288	16,425	15,267	15,690
BHRG	31,489	29,124	26,413	24,422
Berkshire Hathaway Primary Group	5,875	5,150	5,442	4,802

Total	$63,819	$60,075	$56,827	$53,842

*	Net of reinsurance recoverable and deferred charges on reinsurance assumed and before foreign currency translation effects.

We record liabilities for unpaid losses and loss adjustment expenses under property and casualty insurance and reinsurance contracts based upon estimates of the ultimate amounts payable under the contracts with respect to losses occurring on or before

Management’s Discussion (Continued)

Property and casualty losses (Continued)

the balance sheet date. The timing and amount of loss payments is subject to a great degree of variability and is contingent upon, among other things, the timing of claim reporting from insureds and cedants and the determination of the ultimate loss amount through the loss adjustment process. A variety of techniques are used in establishing the liabilities for unpaid losses. Regardless of the techniques used, significant judgments and assumptions are necessary in projecting the ultimate amounts payable in the future. As a result, uncertainties are imbedded in and permeate the actuarial loss reserving techniques and processes used.

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

Receivables are recorded with respect to losses ceded to other reinsurers and are estimated in a manner similar to liabilities for insurance losses. In addition to the factors cited above, reinsurance receivables may ultimately prove to be uncollectible if the reinsurer is unable to perform under the contract. Reinsurance contracts do not relieve the ceding company of its obligations to indemnify its own policyholders.

We utilize processes and techniques to establish liability estimates that are believed to best fit the particular business. Additional information regarding those processes and techniques of our significant insurance businesses (GEICO, General Re and BHRG) follows.

GEICO

GEICO’s gross unpaid losses and loss adjustment expense liabilities as of December 31, 2011 were $10.2 billion, which included $7.3 billion of reported average, case and case development reserves and $2.9 billion of IBNR reserves. GEICO predominantly writes private passenger auto insurance which has a relatively short claim-tail. The key assumptions affecting the setting of our reserves include projections of ultimate claim counts (“frequency”) and average loss per claim (“severity”), which includes loss adjustment expenses.

Our reserving methodologies produce reserve estimates based upon the individual claims (or a “ground-up” approach), which yields an aggregate estimate of the ultimate losses and loss adjustment expenses. Ranges of loss estimates are not determined in the aggregate.

Our actuaries establish and evaluate unpaid loss reserves using recognized standard actuarial loss development methods and techniques. The significant reserve components (and percentage of gross reserves as of December 31, 2011) are: (1) average reserves (15%), (2) case and case development reserves (60%) and (3) IBNR reserves (25%). Each component of loss reserves is affected by the expected frequency and average severity of claims. Such amounts are analyzed using statistical techniques on historical claims data and adjusted when appropriate to reflect perceived changes in loss patterns. Data is analyzed by policy coverage, rated state, reporting date and occurrence date, among other ways. A brief discussion of each reserve component follows.

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

Management’s Discussion (Continued)

Property and casualty losses (Continued)

GEICO (Continued)

For most liability coverages, case reserves alone are an insufficient measure of the ultimate cost due in part to the longer claim-tail, the greater chance of protracted litigation and the incompleteness of facts available at the time the case reserve is established. Therefore, we establish additional case development reserve estimates, which are usually percentages of the case reserve. As of December 31, 2011, case development reserves averaged approximately 25% of total established case reserves. In general, case development factors are selected by a retrospective analysis of the overall adequacy of historical case reserves. Case development factors are reviewed and revised periodically.

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

Unpaid loss and loss adjustment expense estimates recorded at the end of 2010 developed downward by $474 million when reevaluated through December 31, 2011, producing a corresponding increase to pre-tax earnings in 2011. These downward reserve developments represented approximately 3.1% of earned premiums in 2011 and approximately 5.1% of prior year-end recorded liabilities. Reserving assumptions at December 31, 2011 were modified appropriately to reflect the most recent frequency and severity results. Future reserve development will depend on whether actual frequency and severity are more or less than anticipated.

Within the automobile line of business, reserves for liability coverages are more uncertain due to the longer claim-tails. Approximately 92% of GEICO’s reserves as of December 31, 2011 were for automobile liability, of which bodily injury (“BI”) coverage accounted for approximately 55%. We believe it is reasonably possible that the average BI severity will change by at least one percentage point from the severity used. If actual BI severity changes one percentage point from what was used in establishing the reserves, our reserves would develop up or down by approximately $147 million resulting in a corresponding decrease or increase in pre-tax earnings. Many of the same economic forces that would likely cause BI severity to be different from expected would likely also cause severities for other injury coverages to differ in the same direction.

Our exposure at GEICO to highly uncertain losses is believed to be limited to certain commercial excess umbrella policies written during a period from 1981 to 1984. Remaining liabilities associated with such exposure are currently a relatively insignificant component of GEICO’s total reserves (approximately 1.8%) and there is minimal apparent asbestos or environmental liability exposure. Related claim activity over the past year was insignificant.

General Re and BHRG

Liabilities for unpaid property and casualty losses and loss adjustment expenses of our General Re and BHRG underwriting units derive primarily from assumed reinsurance. Additional uncertainties are unique to the processes used in estimating such reinsurance liabilities. The nature, extent, timing and perceived reliability of information received from ceding companies varies widely depending on the type of coverage, the contractual reporting terms (which are affected by market conditions and practices) and other factors. Due to the lack of standardization of contract terms and conditions, the wide variability of coverage needs of individual clients and the tendency for those needs to change rapidly in response to market conditions, the ongoing economic impact of such uncertainties, in and of themselves, cannot be reliably measured.

The nature and extent of loss information provided under many facultative, per occurrence excess or retroactive contracts may not differ significantly from the information received under a primary insurance contract. This occurs when our personnel either works closely with the ceding company in settling individual claims or manages the claims themselves. However, loss

Management’s Discussion (Continued)

Property and casualty losses (Continued)

General Re and BHRG (Continued)

information related to aggregate excess-of-loss contracts, including catastrophe losses and quota-share treaties, is often less detailed. Occasionally, loss information is reported in a summary format rather than on an individual claim basis. Loss data is usually provided through periodic reports and may include the amount of ceded losses paid where reimbursement is sought as well as case loss reserve estimates. Ceding companies infrequently provide IBNR estimates to reinsurers.

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

Under contracts where periodic premium and claims reports are required from ceding companies, such reports are generally required at quarterly intervals which in the U.S. range from 30 to 90 days after the end of the accounting period. Outside the U.S., reinsurance reporting practices vary. In certain countries, clients report annually, often 90 to 180 days after the end of the annual period. The different client reporting practices generally do not result in a significant increase in risk or uncertainty as the actuarial reserving methodologies are adjusted to compensate for the delays.

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

Management’s Discussion (Continued)

Property and casualty losses (Continued)

General Re

General Re’s gross and net unpaid losses and loss adjustment expenses and gross reserves by major line of business as of December 31, 2011 are summarized below. Amounts are in millions.

Type		Line of business
Reported case reserves	$8,528	Workers’ compensation (1)	$2,955
IBNR reserves	7,760	Professional liability (2)	723

Gross reserves	16,288	Mass tort-asbestos/environmental	1,642
Ceded reserves and deferred charges	(1,021)	Auto liability	3,093

Net reserves	$15,267	Other casualty (3)	2,277

		Other general liability	2,648
		Property	2,950

		Total	$16,288

(1)	Net of discounts of $2,130 million.

(2)	Includes directors and officers and errors and omissions coverage.

(3)	Includes medical malpractice and umbrella coverage.

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

Upon notification of a reinsurance claim from a ceding company, our claim examiners make independent evaluations of loss amounts. In some cases, examiners’ estimates differ from amounts reported by ceding companies. If the examiners’ estimates are significantly greater than the ceding company’s estimates, the claims are further investigated. If deemed appropriate, ACRs are established above the amount reported by the ceding company. As of December 31, 2011, ACRs aggregated approximately $2.6 billion before discounts and were concentrated in workers’ compensation reserves, and to a lesser extent in professional liability reserves. Our examiners also periodically conduct detailed claim reviews of individual clients and case reserves are often increased as a result. In 2011, we conducted 288 claim reviews.

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

We use loss triangles to determine the expected case loss emergence patterns for most coverages and, in conjunction with expected loss ratios by accident year, loss triangles are further used to determine IBNR reserves. While additional calculations form the basis for estimating the expected loss emergence pattern, the determination of the expected loss emergence pattern is not strictly a mechanical process. In instances where the historical loss data is insufficient, we use estimation formulas along with reliance on other loss triangles and judgment. Factors affecting our loss development triangles include but are not limited to the following: changes in client claims practices, changes in claim examiners’ use of ACRs or the frequency of client

Management’s Discussion (Continued)

Property and casualty losses (Continued)

General Re (Continued)

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

In 2011, our reported claims for prior years’ workers’ compensation losses were less than expected by $148 million. However, further analysis of the workers’ compensation reserve cells by segment indicated the need for maintaining IBNR. These developments precipitated a net increase of $94 million in nominal IBNR reserve estimates for unreported occurrences. After adjusting for the $121 million net increase in liabilities from changes in net reserve discounts during the year, the net increase in workers’ compensation losses from prior years’ occurrences reduced pre-tax earnings in 2011 by $67 million. To illustrate the sensitivity of changes in expected loss emergence patterns and expected loss ratios for our significant excess-of-loss workers’ compensation reserve cells, an increase of ten points in the tail of the expected emergence pattern and an increase of ten percent in the expected loss ratios would produce a net increase in our nominal IBNR reserves of approximately $735 million and $382 million on a discounted basis as of December 31, 2011. The increase in discounted reserves would produce a corresponding decrease in pre-tax earnings. We believe it is reasonably possible for the tail of the expected loss emergence patterns and expected loss ratios to increase at these rates.

Our other casualty and general liability reported losses (excluding mass tort losses) developed downwards in 2011 relative to expectations. Casualty losses tend to be long-tail and it should not be assumed that favorable loss experience in a given year means that loss reserve amounts currently established will continue to develop favorably. For our significant other casualty and general liability reserve cells (including medical malpractice, umbrella, auto and general liability), an increase of five points in the tails of the expected emergence patterns and an increase of five percent in expected loss ratios (one percent for large international proportional reserve cells) would produce a net increase in our nominal IBNR reserves and a corresponding reduction in pre-tax earnings of approximately $912 million. We believe it is reasonably possible for the tail of the expected loss emergence patterns and expected loss ratios to increase at these rates in any of the individual aforementioned reserve cells. However, given the diversification in worldwide business, more likely outcomes are believed to be less than $912 million.

Overall, our property losses were greater than expected in 2011 as a result of catastrophe losses during the year. As a result, our unpaid losses for property lines increased in 2011 by approximately $400 million from December 31, 2010. However, the nature of property loss experience tends to be more volatile because of the effect of catastrophes and large individual property losses. In addition, in response to favorable claim development information received during the year, estimated remaining World Trade Center losses were reduced by $62 million.

In certain reserve cells within excess directors and officers and errors and omissions (“D&O and E&O”) coverages, IBNR reserves are based on estimated ultimate losses without consideration of expected emergence patterns. These cells often involve a spike in loss activity arising from recent industry developments making it difficult to select an expected loss emergence pattern. For our large D&O and E&O reserve cells, an increase of ten points in the tail of the expected emergence pattern (for those cells where emergence patterns are considered) and an increase of ten percent in the expected loss ratios would produce a

Management’s Discussion (Continued)

Property and casualty losses (Continued)

General Re (Continued)

net increase in nominal IBNR reserves and a corresponding reduction in pre-tax earnings of approximately $174 million. We believe it is reasonably possible for the tail of the expected loss emergence patterns and expected loss ratios to increase at these rates.

Overall industry-wide loss experience data and informed judgment are used when internal loss data is of limited reliability, such as in setting the estimates for mass tort, asbestos and hazardous waste (collectively, “mass tort”) claims. Gross unpaid mass tort liabilities at December 31, 2011 and 2010 were approximately $1.6 billion and $1.7 billion, respectively. At December 31, 2011 and 2010, mass tort liabilities, net of reinsurance, were approximately $1.2 billion and $1.3 billion, respectively. Mass tort net claims paid were $58 million in 2011. In 2011, ultimate loss estimates for asbestos and environmental claims were increased by $39 million. In addition to the previously described methodologies, we consider “survival ratios” based on net claim payments in recent years versus net unpaid losses as a rough guide to reserve adequacy. The survival ratio based on claim payments made over the last three years was approximately 16 years as of December 31, 2011. The reinsurance industry’s survival ratio for asbestos and pollution reserves was approximately 9.5 years based on the three years ending December 31, 2010. Estimating mass tort losses is very difficult due to the changing legal environment. Although such reserves are believed to be adequate, significant reserve increases may be required in the future if new exposures or claimants are identified, new claims are reported or new theories of liability emerge.

BHRG

BHRG’s unpaid losses and loss adjustment expenses as of December 31, 2011 are summarized as follows. Amounts are in millions.

	Property	Casualty	Total
Reported case reserves	$2,274	$3,445	$5,719
IBNR reserves	2,406	4,576	6,982
Retroactive	—	18,788	18,788

Gross reserves	$4,680	$26,809	31,489

Deferred charges and ceded reserves			(5,076)

Net reserves			$26,413

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

As of December 31, 2011, our gross loss reserves related to retroactive reinsurance policies were predominately for casualty or liability losses. Our retroactive policies include excess-of-loss contracts, in which losses (relating to loss events occurring before a specified date on or before the contract date) above a contractual retention are indemnified or contracts that indemnify all losses paid by the counterparty after the policy effective date. We paid retroactive reinsurance losses and loss adjustment expenses of approximately $1.6 billion in 2011. The classification “reported case reserves” has no practical analytical value with respect to retroactive policies since the amount is often derived from reports in bulk from ceding companies, who may have inconsistent definitions of “case reserves.” We review and establish loss reserve estimates, including estimates of IBNR reserves, in the aggregate by contract.

In establishing retroactive reinsurance reserves, we often analyze historical aggregate loss payment patterns and project losses into the future under various scenarios. The claim-tail is expected to be very long for many policies and may last several decades. We assign judgmental probability factors to these aggregate loss payment scenarios and an expectancy outcome is determined. We monitor claim payment activity and review ceding company reports and other information concerning the underlying losses. Since the claim-tail is expected to be very long for such contracts, we reassess expected ultimate losses as significant events related to the underlying losses are reported or revealed during the monitoring and review process. During 2011, retroactive reserves developed downward by approximately $1.1 billion.

Management’s Discussion (Continued)

Property and casualty losses (Continued)

BHRG (Continued)

BHRG’s liabilities for environmental, asbestos and latent injury losses and loss adjustment expenses were approximately $12.3 billion at December 31, 2011 and $10.7 billion at December 31, 2010 and were concentrated within retroactive reinsurance contracts. We paid losses in 2011 attributable to these exposures of approximately $865 million. BHRG, as a reinsurer, does not regularly receive reliable information regarding asbestos, environmental and latent injury claims from all ceding companies on a consistent basis, particularly with respect to multi-line treaty or aggregate excess-of-loss policies. Periodically, we conduct a ground-up analysis of the underlying loss data of the reinsured to make an estimate of ultimate reinsured losses. When detailed loss information is unavailable, our estimates can only be developed by applying recent industry trends and projections to aggregate client data. Judgments in these areas necessarily include the stability of the legal and regulatory environment under which these claims will be adjudicated. Potential legal reform and legislation could also have a significant impact on establishing loss reserves for mass tort claims in the future.

The maximum losses payable under our retroactive policies is not expected to exceed approximately $35 billion as of December 31, 2011. Absent significant judicial or legislative changes affecting asbestos, environmental or latent injury exposures, we currently believe it unlikely that gross unpaid losses as of December 31, 2011 ($18.8 billion) will develop upward to the maximum loss payable or downward by more than 15%.

A significant number of our reinsurance contracts are expected to have a low frequency of claim occurrence combined with a potential for high severity of claims. These include property losses from catastrophes, terrorism and aviation risks under catastrophe and individual risk contracts. Loss reserves related to catastrophe and individual risk contracts were approximately $2.0 billion at December 31, 2011, an increase of about $700 million from December 31, 2010. In 2011, changes in estimated losses for prior years’ events had an insignificant effect on pre-tax earnings. Reserving techniques for catastrophe and individual risk contracts generally rely more on a per-policy assessment of the ultimate cost associated with the individual loss event rather than with an analysis of the historical development patterns of past losses. Catastrophe loss reserves are provided when it is probable that an insured loss has occurred and the amount can be reasonably estimated. Absent litigation affecting the interpretation of coverage terms, the expected claim-tail is relatively short and thus the estimation error in the initial reserve estimates usually emerges within 24 months after the loss event.

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

The fair values of our high yield credit default contracts are primarily based on indications of bid/ask pricing data. The bid/ask data represents non-binding indications of prices for which similar contracts would be exchanged. Pricing data for the high yield index contracts is obtained from one to three sources depending on the particular index. For the single name and municipal

Management’s Discussion (Continued)

Derivative contract liabilities (Continued)

issuer credit default contracts, our fair values are generally based on credit default spread information obtained from our reporting sources. We monitor and review pricing and spread data for consistency as well as reasonableness with respect to current market conditions. We make no significant adjustments to the pricing data obtained. Further, we make no significant adjustments to fair values for non-performance risk. We concluded that the values produced from this data (without adjustment) reasonably represented the values for which we could have transferred these liabilities. Prices in a current actual settlement could differ significantly from the fair values used in the financial statements. We do not operate as a derivatives dealer and currently we do not utilize offsetting strategies to hedge these contracts. We intend to allow our credit default contracts to run off to their respective expiration dates.

We determine the estimated fair value of equity index put option contracts based on the widely used Black-Scholes based option valuation model. Inputs to the model include the current index value, strike price, discount rate, dividend rate and contract expiration date. The weighted average discount and dividend rates used as of December 31, 2011 were 3.3% and 3.0%, respectively, and were approximately 3.7% and 2.9%, respectively, as of December 31, 2010. The discount rates as of December 31, 2011 and 2010 were approximately 153 basis points and 82 basis points (on a weighted average basis), respectively, over benchmark interest rates and represented an estimate of the spread between our borrowing rates and the benchmark rates for comparable durations. The spread adjustments were based on spreads for our obligations and obligations for comparably rated issuers. We believe the most significant economic risks relate to changes in the index value component and to a lesser degree to the foreign currency component.

The Black-Scholes based model also incorporates volatility estimates that measure potential price changes over time. Our contracts have an average remaining maturity of about 9 years. The weighted average volatility used as of December 31, 2011 was approximately 21.4%, which was relatively unchanged from 2010. The weighted average volatilities are based on the volatility input for each equity index put option contract weighted by the notional value of each equity index put option contract as compared to the aggregate notional value of all equity index put option contracts. The volatility input for each equity index put option contract is based upon the implied volatility at the inception of each equity index put option contract. The impact on fair value as of December 31, 2011 ($8.5 billion) from changes in volatility is summarized below. The values of contracts in an actual exchange are affected by market conditions and perceptions of the buyers and sellers. Actual values in an exchange may differ significantly from the values produced by any mathematical model. Dollars are in millions.

Hypothetical change in volatility (percentage points)	Hypothetical fair value
Increase 2 percentage points	$8,950
Increase 4 percentage points	9,407
Decrease 2 percentage points	8,057
Decrease 4 percentage points	7,628

Other Critical Accounting Policies

We record deferred charges with respect to liabilities assumed under retroactive reinsurance contracts. At the inception of these contracts, the deferred charges represent the difference between the consideration received and the estimated ultimate liability for unpaid losses. Deferred charges are amortized using the interest method over an estimate of the ultimate claim payment period with the periodic amortization reflected in earnings as a component of losses and loss adjustment expenses. Deferred charge balances are adjusted periodically to reflect new projections of the amount and timing of remaining loss payments. Adjustments to these assumptions are applied retrospectively from the inception of the contract. Unamortized deferred charges were approximately $4.1 billion at December 31, 2011. Significant changes in the estimated amount and payment timing of unpaid losses may have a significant effect on unamortized deferred charges and the amount of periodic amortization.

Our Consolidated Balance Sheet as of December 31, 2011 includes goodwill of acquired businesses of $53.2 billion, which includes $3.9 billion arising from our acquisition of Lubrizol in September 2011. We evaluate goodwill for impairment at least annually and conducted our most recent annual review during the fourth quarter of 2011. Such tests include determining the estimated fair values of our reporting units. There are several methods of estimating a reporting unit’s fair value, including market quotations, underlying asset and liability fair value determinations and other valuation techniques, such as discounted

Management’s Discussion (Continued)

Other Critical Accounting Policies (Continued)

projected future net earnings or net cash flows and multiples of earnings. We primarily use discounted projected future earnings or cash flow methods. The key assumptions and inputs used in such methods may include forecasting revenues and expenses, operating cash flows and capital expenditures, as well as an appropriate discount rate and other inputs. A significant amount of judgment is required in estimating the fair value of a reporting unit and performing goodwill impairment tests. Due to the inherent uncertainty in forecasting cash flows and earnings, actual future results may vary significantly from the forecasts. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then individual assets (including identifiable intangible assets) and liabilities of the reporting unit are estimated at fair value. The excess of the estimated fair value of the reporting unit over the estimated fair value of net assets would establish the implied value of goodwill. The excess of the recorded amount of goodwill over the implied value is then charged to earnings as an impairment loss.

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

Interest Rate Risk

We regularly invest in bonds, loans or other interest rate sensitive instruments. Our strategy is to acquire such securities that are attractively priced in relation to the perceived credit risk. Management recognizes and accepts that losses may occur with respect to assets. We also strive to maintain high credit ratings so that the cost of our debt is minimized. We utilize derivative products, such as interest rate swaps, to manage interest rate risks on a limited basis.

The fair values of our fixed maturity investments and notes payable and other borrowings will fluctuate in response to changes in market interest rates. In addition, changes in interest rate assumptions used in our equity index put option contract models cause changes in reported liabilities with respect to those contracts. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions. The fair values of fixed interest rate investments may be more sensitive to interest rate changes than variable rate investments.

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

		Estimated Fair Value after Hypothetical Change in Interest Rates
		(bp=basis points)
	Fair Value	100 bp decrease	100 bp increase	200 bp increase	300 bp increase
December 31, 2011
Assets:
Investments in fixed maturity securities	$32,188	$32,966	$31,371	$30,569	$29,859
Other investments (1)	13,927	14,501	13,382	12,863	12,374
Loans and finance receivables	13,126	13,584	12,696	12,292	11,913

Liabilities:
Notes payable and other borrowings:
Insurance and other	14,334	14,810	13,908	13,525	13,176
Railroad, utilities and energy	38,257	42,023	35,096	32,403	30,097
Finance and financial products	14,959	15,541	14,513	14,106	13,732
Equity index put option contracts	8,499	10,238	7,007	5,733	4,655

December 31, 2010
Assets:
Investments in fixed maturity securities	$34,883	$35,710	$34,028	$33,169	$32,405
Other investments (1)	18,905	19,284	18,535	18,183	17,742
Loans and finance receivables	14,453	14,937	13,998	13,572	13,172

Liabilities:
Notes payable and other borrowings:
Insurance and other	12,705	12,995	12,436	12,191	11,964
Railroad, utilities and energy	33,932	36,924	31,377	29,192	27,303
Finance and financial products	15,191	15,662	14,760	14,363	13,994
Equity index put option contracts	6,712	8,358	5,341	4,209	3,284

(1)	Includes other investments that are subject to a significant level of interest rate risk.

Equity Price Risk

Historically, we have maintained large amounts of invested assets in exchange traded equity securities. Strategically, we strive to invest in businesses that possess excellent economics, with able and honest management and at sensible prices and prefer to invest a meaningful amount in each investee. Consequently, equity investments may be concentrated in relatively few investees. At December 31, 2011, approximately 57% of the total fair value of equity investments was concentrated in four investees.

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

Management’s Discussion (Continued)

Equity Price Risk (Continued)

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

The following table summarizes our equity and other investments and derivative contract liabilities with equity price risk as of December 31, 2011 and 2010. The effects of a hypothetical 30% increase and a 30% decrease in market prices as of those dates are also shown. The selected 30% hypothetical changes do not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due both to the nature of equity markets and the aforementioned concentrations existing in our equity investment portfolio. Dollar amounts are in millions.

	Fair Value	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
December 31, 2011
Assets:
Equity securities	$76,991	30% increase	$100,088	9.1
		30% decrease	53,894	(9.1)
Other investments (1)	7,432	30% increase	9,679	0.9
		30% decrease	5,708	(0.7)
Liabilities:
Equity index put option contracts	8,499	30% increase	6,156	0.9
		30% decrease	11,949	(1.4)
December 31, 2010
Assets:
Equity securities	$61,513	30% increase	$79,967	7.6
		30% decrease	43,059	(7.6)
Other investments (1)	8,668	30% increase	11,260	1.1
		30% decrease	5,956	(1.1)
Liabilities:
Equity index put option contracts	6,712	30% increase	4,687	0.8
		30% decrease	9,859	(1.3)

(1)	Includes other investments that possess significant equity price risk.

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

Management’s Discussion (Continued)

Commodity Price Risk

Our diverse group of operating businesses use commodities in various ways in manufacturing and providing services. As such, we are subject to price risks related to various commodities. In most instances, we attempt to manage these risks through pricing of our products and services to customers. To the extent that we are unable to sustain price increases in response to commodity price increases, our operating results will likely be adversely affected. We utilize derivative contracts to a limited degree in managing commodity price risks, most notably through MidAmerican. MidAmerican’s exposures to commodities include variations in the price of fuel to generate electricity, wholesale electricity that is purchased and sold and natural gas supply for customers. Commodity prices are subject to wide price swings as supply and demand are impacted by, among many other unpredictable items, weather, market liquidity, generating facility availability, customer usage, storage and transmission and transportation constraints. To mitigate a portion of the risk, MidAmerican uses derivative instruments, including forwards, futures, options, swaps and other agreements, to effectively secure future supply or sell future production generally at fixed prices. The settled cost of these contracts is generally recovered from customers in regulated rates. Accordingly, net unrealized gains and losses associated with interim price movements on such contracts are recorded as regulatory assets or liabilities. Financial results would be negatively impacted if the costs of wholesale electricity, fuel or natural gas are higher than what is permitted to be recovered in rates. MidAmerican also uses futures, options and swap agreements to economically hedge gas and electric commodity prices for physical delivery to non-regulated customers. MidAmerican does not engage in a material amount of proprietary trading activities.

The table that follows summarizes our commodity price risk on energy derivative contracts of MidAmerican as of December 31, 2011 and 2010 and shows the effects of a hypothetical 10% increase and a 10% decrease in forward market prices by the expected volumes for these contracts as of each date. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios. Dollars are in millions.

	Fair Value Net Assets (Liabilities)	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Price
December 31, 2011	$(445)	10% increase	$(348)
		10% decrease	(542)
December 31, 2010	$(613)	10% increase	$(546)
		10% decrease	(680)

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

See “Market Risk Disclosures” contained in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Management’s Report on Internal Control Over Financial Reporting

Management of Berkshire Hathaway Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears on the following page.

Berkshire Hathaway Inc.

February 24, 2012

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Berkshire Hathaway Inc.

Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of Berkshire Hathaway Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Berkshire Hathaway Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Omaha, Nebraska

February 24, 2012

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	December 31,
	2011	2010
ASSETS
Insurance and Other:
Cash and cash equivalents	$33,513	$34,767
Investments:
Fixed maturity securities	31,222	33,803
Equity securities	76,063	59,819
Other	13,111	19,333
Receivables	19,012	20,917
Inventories	8,975	7,101
Property, plant and equipment	18,177	15,741
Goodwill	32,125	27,891
Other	18,121	13,529

	250,319	232,901

Railroad, Utilities and Energy:
Cash and cash equivalents	2,246	2,557
Property, plant and equipment	82,214	77,385
Goodwill	20,056	20,084
Other	12,861	13,579

	117,377	113,605

Finance and Financial Products:
Cash and cash equivalents	1,540	903
Investments in fixed maturity securities	966	1,080
Other investments	3,810	3,676
Loans and finance receivables	13,934	15,226
Goodwill	1,032	1,031
Other	3,669	3,807

	24,951	25,723

	$392,647	$372,229

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Losses and loss adjustment expenses	$63,819	$60,075
Unearned premiums	8,910	7,997
Life, annuity and health insurance benefits	9,924	8,565
Accounts payable, accruals and other liabilities	18,466	15,826
Notes payable and other borrowings	13,768	12,471

	114,887	104,934

Railroad, Utilities and Energy:
Accounts payable, accruals and other liabilities	13,016	12,367
Notes payable and other borrowings	32,580	31,626

	45,596	43,993

Finance and Financial Products:
Accounts payable, accruals and other liabilities	1,224	1,168
Derivative contract liabilities	10,139	8,371
Notes payable and other borrowings	14,036	14,477

	25,399	24,016

Income taxes, principally deferred	37,804	36,352

Total liabilities	223,686	209,295

Shareholders’ equity:
Common stock	8	8
Capital in excess of par value	37,807	37,533
Accumulated other comprehensive income	17,654	20,583
Retained earnings	109,448	99,194
Treasury stock, at cost	(67)	—

Berkshire Hathaway shareholders’ equity	164,850	157,318
Noncontrolling interests	4,111	5,616

Total shareholders’ equity	168,961	162,934

	$392,647	$372,229

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in millions except per-share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Insurance and Other:
Insurance premiums earned	$32,075	$30,749	$27,884
Sales and service revenues	72,803	67,225	62,555
Interest, dividend and other investment income	4,792	5,215	5,531
Investment gains/losses	1,973	4,044	358
Other-than-temporary impairment losses on investments	(908)	(1,973)	(3,155)

	110,735	105,260	93,173

Railroad, Utilities and Energy:
Operating revenues	30,721	26,186	11,204
Other	118	178	239

	30,839	26,364	11,443

Finance and Financial Products:
Interest, dividend and other investment income	1,618	1,683	1,600
Investment gains/losses	209	14	(40)
Derivative gains/losses	(2,104)	261	3,624
Other	2,391	2,603	2,693

	2,114	4,561	7,877

	143,688	136,185	112,493

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	20,829	18,087	18,251
Life, annuity and health insurance benefits	4,879	4,453	1,937
Insurance underwriting expenses	6,119	6,196	6,236
Cost of sales and services	59,839	55,585	52,647
Selling, general and administrative expenses	8,670	7,704	8,117
Interest expense	308	278	189

	100,644	92,303	87,377

Railroad, Utilities and Energy:
Cost of sales and operating expenses	22,736	19,637	8,739
Interest expense	1,703	1,577	1,176

	24,439	21,214	9,915

Finance and Financial Products:
Interest expense	653	703	627
Other	2,638	2,914	3,022

	3,291	3,617	3,649

	128,374	117,134	100,941

Earnings before income taxes	15,314	19,051	11,552
Income tax expense	4,568	5,607	3,538
Earnings from equity method investments	—	50	427

Net earnings	10,746	13,494	8,441
Less: Earnings attributable to noncontrolling interests	492	527	386

Net earnings attributable to Berkshire Hathaway	$10,254	$12,967	$8,055

Average common shares outstanding *	1,649,891	1,635,661	1,551,174
Net earnings per share attributable to Berkshire Hathaway shareholders *	$6,215	$7,928	$5,193

*	Average shares outstanding include average Class A common shares and average Class B common shares determined on an equivalent Class A common stock basis. Net earnings per common share attributable to Berkshire Hathaway shown above represents net earnings per equivalent Class A common share. Net earnings per Class B common share is equal to one-fifteen-hundredth (1/1,500) of such amount or $4.14 per share for 2011, $5.29 per share for 2010 and $3.46 per share for 2009.

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

	2011	2010	2009
Comprehensive income attributable to Berkshire Hathaway:
Net earnings	$10,254	$12,967	$8,055

Other comprehensive income:
Net change in unrealized appreciation of investments	(2,146)	5,398	17,607
Applicable income taxes	811	(1,866)	(6,263)
Reclassification of investment appreciation in net earnings	(1,245)	(1,068)	2,768
Applicable income taxes	436	374	(969)
Foreign currency translation	(126)	(172)	851
Applicable income taxes	(18)	(21)	(17)
Prior service cost and actuarial gains/losses of defined benefit plans	(1,121)	(76)	(41)
Applicable income taxes	401	25	(1)
Other, net	3	195	(206)

Other comprehensive income, net	(3,005)	2,789	13,729

Comprehensive income attributable to Berkshire Hathaway	$7,249	$15,756	$21,784

Comprehensive income of noncontrolling interests	$385	$536	$585

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in millions)

	Berkshire Hathaway shareholders’ equity					Non- controlling interests
	Common stock and capital in excess of par value	Accumulated other comprehensive income	Retained earnings	Treasury stock	Total
Balance at December 31, 2008	$27,141	$3,954	$78,172	$—	$109,267	$4,440
Net earnings	—	—	8,055	—	8,055	386
Other comprehensive income, net	—	13,729	—	—	13,729	199
Issuance of common stock and other transactions	172	—	—	—	172	—
Changes in noncontrolling interests:
Interests acquired and other transactions	(231)	110	—	—	(121)	(342)

Balance at December 31, 2009	27,082	17,793	86,227	—	131,102	4,683
Net earnings	—	—	12,967	—	12,967	527
Other comprehensive income, net	—	2,789	—	—	2,789	9
Issuance of common stock and other transactions	11,096	—	—	—	11,096	—
Changes in noncontrolling interests:
Interests acquired and other transactions	(637)	1	—	—	(636)	397

Balance at December 31, 2010	37,541	20,583	99,194	—	157,318	5,616
Net earnings	—	—	10,254	—	10,254	492
Other comprehensive income, net	—	(3,005)	—	—	(3,005)	(107)
Issuance and repurchase of common stock	355	—	—	(67)	288	—
Changes in noncontrolling interests:
Interests acquired and other transactions	(81)	76	—	—	(5)	(1,890)

Balance at December 31, 2011	$37,815	$17,654	$109,448	$(67)	$164,850	$4,111

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net earnings	$10,746	$13,494	$8,441
Adjustments to reconcile net earnings to operating cash flows:
Investment (gains) losses and other-than-temporary impairment losses	(1,274)	(2,085)	2,837
Depreciation	4,683	4,279	3,127
Other	811	255	(149)
Changes in operating assets and liabilities before business acquisitions:
Losses and loss adjustment expenses	3,063	1,009	2,165
Deferred charges reinsurance assumed	(329)	147	(39)
Unearned premiums	852	110	(21)
Receivables and originated loans	(1,159)	(1,979)	697
Derivative contract assets and liabilities	1,881	(880)	(5,441)
Income taxes	1,493	2,348	2,035
Other assets	(1,601)	(1,070)	2,438
Other liabilities	1,310	2,267	(244)

Net cash flows from operating activities	20,476	17,895	15,846

Cash flows from investing activities:
Purchases of fixed maturity securities	(7,362)	(9,819)	(10,798)
Purchases of equity securities	(15,660)	(4,265)	(4,570)
Purchases of other investments	(5,000)	—	(7,068)
Sales of fixed maturity securities	3,353	5,435	4,338
Redemptions and maturities of fixed maturity securities	6,872	6,517	5,234
Sales of equity securities	1,518	5,886	5,626
Redemptions of other investments	12,645	—	—
Purchases of loans and finance receivables	(1,657)	(3,149)	(854)
Principal collections on loans and finance receivables	2,915	3,498	796
Acquisitions of businesses, net of cash acquired	(8,685)	(15,924)	(108)
Purchases of property, plant and equipment	(8,191)	(5,980)	(4,937)
Other	63	(476)	1,180

Net cash flows from investing activities	(19,189)	(18,277)	(11,161)

Cash flows from financing activities:
Proceeds from borrowings of insurance and other businesses	2,091	8,204	289
Proceeds from borrowings of railroad, utilities and energy businesses	2,290	1,731	1,241
Proceeds from borrowings of finance businesses	1,562	1,539	1,584
Repayments of borrowings of insurance and other businesses	(2,307)	(430)	(746)
Repayments of borrowings of railroad, utilities and energy businesses	(2,335)	(777)	(444)
Repayments of borrowings of finance businesses	(1,959)	(2,417)	(396)
Changes in short term borrowings, net	301	370	(885)
Acquisitions of noncontrolling interests and other	(1,860)	(95)	(410)

Net cash flows from financing activities	(2,217)	8,125	233

Effects of foreign currency exchange rate changes	2	(74)	101

Increase (decrease) in cash and cash equivalents	(928)	7,669	5,019
Cash and cash equivalents at beginning of year	38,227	30,558	25,539

Cash and cash equivalents at end of year *	$37,299	$38,227	$30,558

* Cash and cash equivalents at end of year are comprised of the following:
Insurance and Other	$33,513	$34,767	$28,223
Railroad, Utilities and Energy	2,246	2,557	429
Finance and Financial Products	1,540	903	1,906

	$37,299	$38,227	$30,558

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

Allowances for credit losses from manufactured housing and other real estate loans include estimates of losses on loans currently in foreclosure and losses on loans not currently in foreclosure. Estimates of losses on loans in foreclosure are based on historical experience and collateral recovery rates. Estimates of losses on loans not currently in foreclosure consider historical default rates, collateral recovery rates and existing economic conditions. Allowances for credit losses also incorporate the historical average time elapsed from the last payment until foreclosure.

Loans in which payments are delinquent (with no grace period) are considered past due. Loans which are over 90 days past due or in foreclosure are placed on nonaccrual status and interest previously accrued but not collected is reversed. Subsequent amounts received on the loans are first applied to the principal and interest owed for the most delinquent amount. Interest income accruals are resumed once a loan is less than 90 days delinquent.

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

We carry derivative contracts at estimated fair value. Such balances reflect reductions permitted under master netting agreements with counterparties. The changes in fair value of derivative contracts that do not qualify as hedging instruments for financial reporting purposes are recorded in earnings as derivative gains/losses.

Cash collateral received from or paid to counterparties to secure derivative contract assets or liabilities is included in other liabilities or other assets. Securities received from counterparties as collateral are not recorded as assets and securities delivered to counterparties as collateral continue to be reflected as assets in our Consolidated Balance Sheets.

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

Inventories consist of manufactured goods and goods acquired for resale. Manufactured inventory costs include raw materials, direct and indirect labor and factory overhead. Inventories are stated at the lower of cost or market. As of December 31, 2011, approximately 38% of the total inventory cost was determined using the last-in-first-out (“LIFO”) method, 33% using the first-in-first-out (“FIFO”) method, with the remainder using the specific identification method or average cost methods. With respect to inventories carried at LIFO cost, the aggregate difference in value between LIFO cost and cost determined under FIFO methods was $759 million and $637 million as of December 31, 2011 and 2010, respectively.

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

We evaluate property, plant and equipment for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable or the assets are being held for sale. Upon the occurrence of a triggering event, we review the asset to assess whether the estimated undiscounted cash flows expected from the use of the asset plus residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, we write down the asset to the estimated fair value. Impairment losses are reflected in our Consolidated Statements of Earnings, except with respect to impairments of assets of certain domestic regulated utility and energy subsidiaries where impairment losses are offset by the establishment of a regulatory asset to the extent recovery in future rates is probable.

Our utility and energy and railroad businesses are very capital intensive and their large base of assets turns over on a continuous basis. Each year, a capital program is developed for the replacement of assets and for the acquisition or construction of assets to enhance the efficiency of operations, gain strategic benefit or provide new service offerings to customers. Assets purchased or constructed throughout the year are capitalized if they meet applicable minimum units of property criteria. The cost of constructed assets of certain of our regulated utility and energy subsidiaries that

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

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business acquisitions. We evaluate goodwill for impairment at least annually. When evaluating goodwill for impairment we estimate the fair value of the reporting unit. There are several methods that may be used to estimate a reporting unit’s fair value, including market quotations, asset and liability fair values and other valuation techniques, including, but not limited to, discounted projected future net earnings or net cash flows and multiples of earnings. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then the identifiable assets and liabilities of the reporting unit are estimated at fair value as of the current testing date. The excess of the estimated fair value of the reporting unit over the current estimated fair value of net assets establishes the implied value of goodwill. The excess of the recorded goodwill over the implied goodwill value is charged to earnings as an impairment loss. A significant amount of judgment is required in estimating the fair value of the reporting unit and performing goodwill impairment tests.

(k)	Revenue recognition

Insurance premiums for prospective property/casualty and health insurance and reinsurance are earned over the loss exposure or coverage period, in proportion to the level of protection provided. In most cases, premiums are recognized as revenues ratably over the term of the contract with unearned premiums computed on a monthly or daily pro rata basis. Premiums for retroactive reinsurance property/casualty policies are earned at the inception of the contracts, as all of the underlying loss events covered by these policies occurred in the past. Premiums for life reinsurance contracts are earned when due. Premiums earned are stated net of amounts ceded to reinsurers. Premiums are estimated with respect to certain reinsurance contracts where reports from ceding companies for the period are not contractually due until after the balance sheet date. For contracts containing experience rating provisions, premiums are based upon estimated loss experience under the contracts.

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

Estimated liabilities for claims and claim costs in excess of the consideration received with respect to retroactive property and casualty reinsurance contracts that provide for indemnification of insurance risk are established as deferred charges at inception of such contracts. Deferred charges are subsequently amortized using the interest method over the expected claim settlement periods. Changes to the estimated timing or amount of loss payments produce changes in periodic amortization. Changes in such estimates are applied retrospectively and are included in insurance losses and loss adjustment expenses in the period of the change. The unamortized balances of deferred charges reinsurance assumed are included in other assets and were $4,139 million and $3,810 million at December 31, 2011 and 2010, respectively.

(n)	Insurance premium acquisition costs

Costs that vary with and are related to the issuance of insurance policies are deferred, subject to ultimate recoverability, and are charged to underwriting expenses as the related premiums are earned. Acquisition costs consist of commissions, premium taxes, advertising and certain other costs. The recoverability of premium acquisition costs generally reflects anticipation of investment income. The unamortized balances of deferred premium acquisition costs are included in other assets and were $1,890 million and $1,768 million at December 31, 2011 and 2010, respectively.

(p)	Regulated utilities and energy businesses

Certain domestic energy subsidiaries prepare their financial statements in accordance with authoritative guidance for regulated operations, reflecting the economic effects of regulation from the ability to recover certain costs from customers and the requirement to return revenues to customers in the future through the regulated rate-setting process. Accordingly, certain costs are deferred as regulatory assets and obligations are accrued as regulatory liabilities which will be amortized over various future periods. At December 31, 2011, our Consolidated Balance Sheet includes $2,918 million in regulatory assets and $1,731 million in regulatory liabilities. At December 31, 2010, our Consolidated Balance Sheet includes $2,497 million in regulatory assets and $1,664 million in regulatory liabilities. Regulatory assets and liabilities are components of other assets and other liabilities of utilities and energy businesses.

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

(q)	Life, annuity and health insurance benefits

The liability for insurance benefits under life contracts has been computed based upon estimated future investment yields, expected mortality, morbidity, and lapse or withdrawal rates and reflects estimates for future premiums and expenses under the contracts. These assumptions, as applicable, also include a margin for adverse deviation and may vary with the characteristics of the reinsurance contract’s date of issuance, policy duration and country of risk. The interest rate assumptions used may vary by reinsurance contract or jurisdiction and generally range from approximately 3% to 7%. Annuity contracts are discounted based on the implicit rate of return as of the inception of the contracts and such interest rates range from approximately 1% to 7%.

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

Pursuant to FASB Accounting Standards Update (“ASU”) 2010-06, in 2011 we began disclosing the gross activity in assets and liabilities measured on a recurring basis using significant Level 3 inputs. Also beginning in 2011, we adopted ASU 2010-28 which modified Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, Step 2 of the goodwill impairment test is required if it is more likely than not that a goodwill impairment exists, after considering whether there are any adverse qualitative factors indicating that an impairment may exist. The adoption of these standards did not have a material impact on our Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Continued)

(1)	Significant accounting policies and practices (Continued)

(t)	New accounting pronouncements (Continued)

In October 2010, the FASB issued ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” ASU 2010-26 modifies the types of costs that may be deferred in the acquiring or renewing of insurance contracts. ASU 2010-26 specifies that only direct incremental costs related to successful efforts should be capitalized. Capitalized costs include certain advertising costs which may be capitalized if the primary purpose of the advertising is to elicit sales to customers who could be shown to have responded directly to the advertising and the probable future revenues generated from the advertising are in excess of expected future costs to be incurred in realizing those revenues. ASU 2010-26 is effective for Berkshire beginning January 1, 2012 and will be applied on a prospective basis.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in ASU 2011-04 clarify the intent of the application of existing fair value measurement and disclosure requirements, as well as change certain measurement requirements and disclosures. ASU 2011-04 is effective for Berkshire beginning January 1, 2012 and will be applied on a prospective basis.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 changes the way other comprehensive income (“OCI”) is presented within the financial statements. Financial statements will be required to reflect net income, OCI and total comprehensive income in one continuous statement or in two separate but consecutive statements. The accompanying Consolidated Financial Statements show net earnings, OCI and total comprehensive income in two separate, but consecutive statements. In December 2011, the FASB issued ASU 2011-12 that deferred the provisions of ASU 2011-05 relating to the requirement to report reclassification adjustments between OCI and net earnings in the statements of earnings.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment.” ASU 2011-08 allows an entity to first assess qualitative factors in determining whether it is necessary to perform the two-step quantitative goodwill impairment test. Only if an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount based on qualitative factors, would it be required to then perform the first step of the two-step quantitative goodwill impairment test. ASU 2011-08 is effective for and will be applied by Berkshire beginning January 1, 2012.

In December 2011, the FASB issued ASU 2011-11 “Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 enhances disclosures surrounding offsetting (netting) assets and liabilities. The standard applies to financial instruments and derivatives and requires companies to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to a master netting arrangement. ASU 2011-11 is effective retrospectively for Berkshire beginning January 1, 2013. We are still evaluating the effect this standard will have on our Consolidated Financial Statements.

Except as otherwise disclosed, we do not believe that the adoption of these new pronouncements will have a material effect on our Consolidated Financial Statements.

(2)	Significant business acquisitions

Our long-held acquisition strategy is to purchase businesses with consistent earning power, good returns on equity and able and honest management at sensible prices.

On March 13, 2011, Berkshire and The Lubrizol Corporation (“Lubrizol”) entered into a merger agreement, whereby Berkshire would acquire all of the outstanding shares of Lubrizol common stock for cash of $135 per share (approximately $8.7 billion in the aggregate). The merger was completed on September 16, 2011. Lubrizol, based in Cleveland, Ohio, is an innovative specialty chemical company that produces and supplies technologies to customers in the global transportation, industrial and consumer markets. These technologies include additives for engine oils, other transportation-related fluids and industrial lubricants, as well as additives for gasoline and diesel fuel. In addition, Lubrizol makes ingredients and additives for personal care products and pharmaceuticals; specialty materials, including plastics; and performance coatings. Lubrizol’s industry-leading technologies in additives, ingredients and compounds enhance the quality, performance and value of customers’ products, while reducing their environmental impact.

Notes to Consolidated Financial Statements (Continued)

(2)	Significant business acquisitions (Continued)

The allocation of the purchase price to Lubrizol’s assets and liabilities is summarized below (in millions):

Assets:
Cash and cash equivalents	$893
Inventories	1,598
Property, plant and equipment	2,344
Intangible assets	3,897
Goodwill	3,877
Other	1,077

$13,686

Liabilities, noncontrolling interests and net assets acquired:
Accounts payable, accruals and other liabilities	$1,684
Notes payable and other borrowings	1,607
Income taxes, principally deferred	1,563
Noncontrolling interests	128

4,982
Net assets acquired	8,704

$13,686

Lubrizol’s financial results are included in our Consolidated Financial Statements beginning as of September 16, 2011. The following table sets forth certain unaudited pro forma consolidated earnings data for each of the two years ending December 31, 2011, as if the acquisition was consummated on the same terms at the beginning of 2010. Amounts are in millions, except earnings per share.

	2011	2010
Total revenues	$148,160	$141,595
Net earnings attributable to Berkshire Hathaway shareholders	10,710	13,156
Earnings per equivalent Class A common share attributable to Berkshire Hathaway shareholders	6,491	8,043

We have owned a controlling interest in Marmon since 2008. In the first quarter of 2011, we acquired 16.6% of the outstanding common stock of Marmon Holdings, Inc. (“Marmon”) for approximately $1.5 billion in cash, thus increasing our ownership to 80.2%. We increased our interests in the underlying assets and liabilities of Marmon; however, under current GAAP, the excess of the purchase price over the carrying value of the noncontrolling interests acquired is allocable to shareholders’ equity and not to assets or liabilities. We recorded a charge of $614 million to capital in excess of par value in our consolidated shareholders’ equity as of December 31, 2010 to reflect this difference as such amount was fixed and determinable at that date.

In June 2011, we acquired all of the then outstanding noncontrolling interests in Wesco Financial Corporation for aggregate consideration of $543 million consisting of cash of approximately $298 million and 3,253,472 shares of Berkshire Class B common stock.

On February 12, 2010, we acquired all of the outstanding common stock of the Burlington Northern Santa Fe Corporation (“BNSF”) that we did not already own (about 264.5 million shares or 77.5% of the outstanding shares) for aggregate consideration of $26.5 billion that consisted of cash of approximately $15.9 billion with the remainder in Berkshire common stock (80,931 Class A shares and 20,976,621 Class B shares). We accounted for the acquisition using the purchase method and our allocation of the purchase price to BNSF’s assets and liabilities was completed as of December 31, 2010. BNSF’s financial statements are included in our Consolidated Financial Statements beginning on February 12, 2010. BNSF is based in Fort Worth, Texas, and through its wholly owned subsidiary, BNSF Railway Company, operates one of the largest railroad systems in North America with approximately 32,000 route miles of track (including 23,000 route miles of track owned by BNSF) in 28 states and two Canadian provinces.

Prior to February 12, 2010, we owned 76.8 million shares of BNSF (22.5% of the outstanding shares), which were acquired between August 2006 and January 2009. We accounted for those shares pursuant to the equity method and as of February 12, 2010, our investment had a carrying value of approximately $6.6 billion. Upon completion of the acquisition of the remaining BNSF shares, we re-measured our previously owned investment in BNSF at fair value as of the acquisition date. Accordingly, in 2010, we recognized a one-time holding gain of $979 million representing the difference between the fair value of the BNSF shares that we acquired prior to February 12, 2010 and our carrying value under the equity method.

Notes to Consolidated Financial Statements (Continued)

(3)	Investments in fixed maturity securities

Investments in securities with fixed maturities as of December 31, 2011 and 2010 are summarized by type below (in millions).

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2011
U.S. Treasury, U.S. government corporations and agencies	$2,894	$41	$—	$2,935
States, municipalities and political subdivisions	2,862	208	—	3,070
Foreign governments	10,608	283	(48)	10,843
Corporate bonds	11,120	1,483	(155)	12,448
Mortgage-backed securities	2,564	343	(15)	2,892

	$30,048	$2,358	$(218)	$32,188

December 31, 2010
U.S. Treasury, U.S. government corporations and agencies	$2,151	$48	$(2)	$2,197
States, municipalities and political subdivisions	3,356	225	—	3,581
Foreign governments	11,721	242	(51)	11,912
Corporate bonds	11,773	2,304	(23)	14,054
Mortgage-backed securities	2,838	312	(11)	3,139

	$31,839	$3,131	$(87)	$34,883

Investments in fixed maturity securities are reflected in our Consolidated Balance Sheets as follows (in millions).

	December 31,
	2011	2010
Insurance and other	$31,222	$33,803
Finance and financial products	966	1,080

	$32,188	$34,883

Investments in foreign government securities include securities issued by national and provincial government entities as well as instruments that are unconditionally guaranteed by such entities. As of December 31, 2011, approximately 95% of foreign government holdings were rated AA or higher by at least one of the major rating agencies. Investments in obligations issued or guaranteed by Germany, the United Kingdom, Canada, Australia and The Netherlands represent approximately 80% of the investments in foreign government obligations.

Fixed maturity investments that were in a continuous unrealized loss position for more than 12 months had unrealized losses of $20 million as of December 31, 2011 and $24 million as of December 31, 2010.

The amortized cost and estimated fair value of securities with fixed maturities at December 31, 2011 are summarized below by contractual maturity dates. Actual maturities will differ from contractual maturities because issuers of certain of the securities retain early call or prepayment rights. Amounts are in millions.

	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Mortgage-backed securities	Total
Amortized cost	$6,969	$13,890	$4,192	$2,433	$2,564	$30,048
Fair value	7,063	14,487	4,823	2,923	2,892	32,188

Notes to Consolidated Financial Statements (Continued)

(4)	Investments in equity securities

Investments in equity securities as of December 31, 2011 and 2010 are summarized based on the primary industry of the investee in the table below (in millions).

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2011
Banks, insurance and finance	$16,697	$9,480	$(1,269)	$24,908
Consumer products	12,390	14,320	—	26,710
Commercial, industrial and other	20,523	4,973	(123)	25,373

	$49,610	$28,773	$(1,392)	$76,991

December 31, 2010
Banks, insurance and finance	$15,519	$9,549	$(454)	$24,614
Consumer products	13,551	12,410	(212)	25,749
Commercial, industrial and other	6,474	4,682	(6)	11,150

	$35,544	$26,641	$(672)	$61,513

Investments in equity securities are reflected in our Consolidated Balance Sheets as follows (in millions).

	December 31,
	2011	2010
Insurance and other	$76,063	$59,819
Railroad, utilities and energy *	488	1,182
Finance and financial products *	440	512

	$76,991	$61,513

*	Included in other assets.

As of December 31, 2011, there were no equity security investments that were in a continuous unrealized loss position for more than twelve months where other-than-temporary impairment (“OTTI”) losses were not recorded. As of December 31, 2010, such unrealized losses were $531 million. As of December 31, 2010, such losses generally ranged between 3% and 15% of the original cost of the related individual securities. As of December 31, 2011 and 2010, we believed that the impairment of each of the individual securities that had been in an unrealized loss position was temporary. Our belief was based on: (a) our ability and intent to hold the securities to recovery; (b) our assessment that the underlying business and financial condition of the issuers improved over the past year and that such conditions were currently favorable; (c) our opinion that the relative price declines were not significant; (d) the fact that the market prices of these issuers had increased over the past year; and (e) our belief that it was reasonably possible that market prices will increase to and exceed our cost in a relatively short period of time.

Notes to Consolidated Financial Statements (Continued)

(5)	Other investments

Other investments include fixed maturity and equity securities of The Goldman Sachs Group, Inc. (“GS”), General Electric Company (“GE”), Wm. Wrigley Jr. Company (“Wrigley”), The Dow Chemical Company (“Dow”) and Bank of America Corporation (“BAC”). A summary of other investments follows (in millions).

	Cost	Net Unrealized Gains	Fair Value	Carrying Value
December 31, 2011
Other fixed maturity and equity securities:
Insurance and other	$13,051	$1,055	$14,106	$13,111
Finance and financial products	3,198	623	3,821	3,810

	$16,249	$1,678	$17,927	$16,921

December 31, 2010
Other fixed maturity and equity securities:
Insurance and other	$15,700	$4,758	$20,458	$19,333
Finance and financial products	2,742	947	3,689	3,676

	$18,442	$5,705	$24,147	$23,009

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

In 2008, we acquired $4.4 billion par amount of 11.45% Wrigley subordinated notes due in 2018 and $2.1 billion of 5% Wrigley preferred stock. In 2009, we also acquired $1.0 billion par amount of Wrigley senior notes due in 2013 and 2014. We currently own $800 million of the Wrigley senior notes and an unconsolidated joint venture in which we have a 50% economic interest owns $200 million of the Wrigley senior notes. The Wrigley subordinated and senior notes are classified as held-to-maturity and we carry these investments at cost, adjusted for foreign currency exchange rate changes that apply to certain of the senior notes. We carry the Wrigley preferred stock at fair value classified as available-for-sale.

In 2009, we acquired 3,000,000 shares of Series A Cumulative Convertible Perpetual Preferred Stock of Dow (“Dow Preferred”) for a cost of $3 billion. Under certain conditions, we can convert each share of the Dow Preferred into 24.201 shares of Dow common stock (equivalent to a conversion price of $41.32 per share). Beginning in April 2014, if Dow’s common stock price exceeds $53.72 per share for any 20 trading days in a consecutive 30-day window, Dow, at its option, at any time, in whole or in part, may convert the Dow Preferred into Dow common stock at the then applicable conversion rate. The Dow Preferred is entitled to dividends at a rate of 8.5% per annum.

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

Notes to Consolidated Financial Statements (Continued)

(6)	Investment gains/losses and other-than-temporary investment losses

Investment gains/losses for each of the three years ending December 31, 2011 are summarized below (in millions).

	2011	2010	2009
Fixed maturity securities —
Gross gains from sales and other disposals	$310	$720	$357
Gross losses from sales and other disposals	(10)	(16)	(54)
Equity securities and other investments —
Gross gains from sales and other disposals	1,889	2,603	701
Gross losses from sales and other disposals	(36)	(266)	(617)
Other	29	1,017	(69)

	$2,182	$4,058	$318

Investment gains from equity securities and other investments in 2011 included $1,775 million with respect to the redemptions of our GS and GE Preferred investments and $1.3 billion in 2010 from the redemption of the Swiss Re perpetual capital instrument. In 2010, other gains included a one-time holding gain of $979 million related to our BNSF acquisition.

Net investment gains/losses for each of the three years ending December 31, 2011 are reflected in our Consolidated Statements of Earnings as follows (in millions).

	2011	2010	2009
Insurance and other	$1,973	$4,044	$358
Finance and financial products	209	14	(40)

	$2,182	$4,058	$318

Other-than-temporary investment (“OTTI”) losses for each of the three years ending December 31, 2011 were as follows (in millions).

	2011	2010	2009
Equity securities	$506	$953	$3,127
Fixed maturity securities	402	1,020	28

	$908	$1,973	$3,155

We reflect investments in equity and fixed maturity securities classified as available-for-sale at fair value with the difference between fair value and cost included in other comprehensive income. OTTI losses recognized in earnings represent reductions in the cost basis of the investment, but not the fair value. Accordingly, such losses that are included in earnings are generally offset by a corresponding credit to other comprehensive income and therefore have no net effect on shareholders’ equity.

In the first quarter of 2011, we recorded OTTI losses of $506 million related to certain of our investments in equity securities. The OTTI losses included $337 million with respect to 103.6 million shares of our investment in Wells Fargo & Company common stock. These shares had an aggregate original cost of $3,621 million. At that time, we also held an additional 255.4 million shares of Wells Fargo which were acquired at an aggregate cost of $4,394 million. These shares had an unrealized gain of $3,704 million as of March 31, 2011. Due to the length of time that certain of our Wells Fargo shares were in a continuous unrealized loss position and because we account for gains and losses on a specific identification basis, accounting regulations required us to record the unrealized losses in earnings. However, the unrealized gains were not reflected in earnings but were instead recorded directly in shareholders’ equity as a component of accumulated other comprehensive income. In 2011, we also recognized OTTI losses of $402 million on fixed maturity securities, primarily related to a single issuer.

In the fourth quarter of 2010, we recorded OTTI losses of $938 million related to certain other equity securities. The amount of the impairments averaged about 20% of the original cost of each security. In the fourth quarter of 2010, we also recorded OTTI losses of $1,020 million with respect to certain fixed maturity securities (primarily of a single issuer) where we concluded that we were unlikely to receive all remaining contractual principal and interest amounts when due. OTTI losses in 2009 predominantly related to a loss with respect to our investment in ConocoPhillips common stock.

Notes to Consolidated Financial Statements (Continued)

(7)	Receivables

Receivables of insurance and other businesses are comprised of the following (in millions).

	December 31,
	2011	2010
Insurance premiums receivable	$6,663	$6,342
Reinsurance recoverable on unpaid losses	2,953	2,735
Trade and other receivables	9,772	12,223
Allowances for uncollectible accounts	(376)	(383)

	$19,012	$20,917

As of December 31, 2010, trade and other receivables included approximately $3.9 billion related to the redemption of an investment. The redemption proceeds were received on January 10, 2011.

Loans and finance receivables of finance and financial products businesses are comprised of the following (in millions).

	December 31,
	2011	2010
Consumer installment loans and finance receivables	$13,463	$14,042
Commercial loans and finance receivables	860	1,557
Allowances for uncollectible loans	(389)	(373)

	$13,934	$15,226

Allowances for uncollectible loans primarily relate to consumer installment loans. Provisions for consumer loan losses were $337 million in 2011 and $343 million in 2010. Loan charge-offs, net of recoveries, were $321 million in 2011 and $349 million in 2010. Consumer loan amounts are net of unamortized acquisition discounts of $500 million at December 31, 2011 and $580 million at December 31, 2010. At December 31, 2011, approximately 96% of consumer installment loan balances were evaluated collectively for impairment whereas about 82% of commercial loan balances were evaluated individually for impairment. As a part of the evaluation process, credit quality indicators are reviewed and loans are designated as performing or non-performing. At December 31, 2011, approximately 98% of consumer installment and commercial loan balances were determined to be performing and approximately 92% of those balances were current as to payment status.

(8)	Inventories

Inventories are comprised of the following (in millions).

	December 31,
	2011	2010
Raw materials	$1,598	$1,066
Work in process and other	897	509
Finished manufactured goods	3,114	2,180
Goods acquired for resale	3,366	3,346

	$8,975	$7,101

(9)	Goodwill and other intangible assets

A reconciliation of the change in the carrying value of goodwill is as follows (in millions).

	December 31,
	2011	2010
Balance at beginning of year	$49,006	$33,972
Acquisition of businesses	4,179	15,069
Other	28	(35)

Balance at end of year	$53,213	$49,006

Notes to Consolidated Financial Statements (Continued)

(9)	Goodwill and other intangible assets (Continued)

Intangible assets other than goodwill are included in other assets in our Consolidated Balance Sheets and are summarized by type as follows (in millions).

	December 31, 2011		December 31, 2010
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Insurance and other	$11,016	$2,319	$6,944	$1,816
Railroad, utilities and energy	2,088	623	2,082	306

	$13,104	$2,942	$9,026	$2,122

Trademarks and trade names	$2,655	$219	$2,027	$166
Patents and technology	4,900	1,496	2,922	1,013
Customer relationships	4,060	840	2,676	612
Other	1,489	387	1,401	331

	$13,104	$2,942	$9,026	$2,122

Intangible assets with definite lives are amortized based on the estimated pattern in which the economic benefits are expected to be consumed or on a straight-line basis over their estimated economic lives. Amortization expense was $809 million in 2011, $692 million in 2010 and $414 million in 2009. Estimated amortization expense over the next five years is as follows (in millions): 2012 – $979; 2013 – $959; 2014 – $928; 2015 – $621 and 2016 – $570. Intangible assets with indefinite lives as of December 31, 2011 and 2010 were $2,250 million and $1,635 million, respectively. Intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.

(10)	Property, plant and equipment

Property, plant and equipment of our insurance and other businesses is comprised of the following (in millions).

	Ranges of estimated useful life	December 31,
		2011	2010
Land	—	$940	$744
Buildings and improvements	3 – 40 years	5,429	4,661
Machinery and equipment	3 – 25 years	13,589	11,573
Furniture, fixtures and other	2 – 20 years	2,397	1,932
Assets held for lease	12 – 30 years	5,997	5,832

		28,352	24,742
Accumulated depreciation		(10,175)	(9,001)

		$18,177	$15,741

Assets held for lease consist primarily of railroad tank cars, intermodal tank containers and other equipment in the transportation and equipment services businesses of Marmon. As of December 31, 2011, the minimum future lease rentals to be received on the equipment lease fleet (including rail cars leased from others) were as follows (in millions): 2012 – $674; 2013 – $510; 2014 – $361; 2015 – $250; 2016 – $160; and thereafter – $248.

Notes to Consolidated Financial Statements (Continued)

(10)	Property, plant and equipment (Continued)

Property, plant and equipment of our railroad, utilities and energy businesses is comprised of the following (in millions).

	Ranges of estimated useful life	December 31,
		2011	2010
Railroad:
Land	—	$5,925	$5,901
Track structure and other roadway	5 – 100 years	36,760	35,463
Locomotives, freight cars and other equipment	5 – 37 years	5,533	4,329
Construction in progress	—	885	453
Utilities and energy:
Utility generation, distribution and transmission system	5 – 80 years	40,180	37,643
Interstate pipeline assets	3 – 80 years	6,245	5,906
Independent power plants and other assets	3 – 30 years	1,106	1,097
Construction in progress	—	1,559	1,456

		98,193	92,248
Accumulated depreciation		(15,979)	(14,863)

		$82,214	$77,385

Railroad property, plant and equipment include the land, other roadway, track structure and rolling stock (primarily locomotives and freight cars) of BNSF. The utility generation, distribution and transmission system and interstate pipeline assets are the regulated assets of public utility and natural gas pipeline subsidiaries.

(11)	Derivative contracts

Derivative contracts are used primarily by our finance and financial products, railroad and utilities and energy businesses. As of December 31, 2011 and December 31, 2010, substantially all of the derivative contracts of our finance and financial products businesses were not designated as hedges for financial reporting purposes. These contracts were initially entered into with the expectation that the premiums received would exceed the amounts ultimately paid to counterparties. Changes in the fair values of such contracts are reported in earnings as derivative gains/losses. A summary of derivative contracts of our finance and financial products businesses follows (in millions).

	December 31, 2011				December 31, 2010
	Assets (3)	Liabilities	Notional Value		Assets (3)	Liabilities	Notional Value
Equity index put options	$—	$8,499	$34,014	(1)	$—	$6,712	$33,891	(1)
Credit default contracts:
High yield indexes	—	198	4,489	(2)	—	159	4,893	(2)
States/municipalities	—	1,297	16,042	(2)	—	1,164	16,042	(2)
Individual corporate	55	32	3,565	(2)	84	—	3,565	(2)
Other	268	156			341	375
Counterparty netting	(67)	(43)			(82)	(39)

	$256	$10,139			$343	$8,371

(1)	Represents the aggregate undiscounted amount payable at the contract expiration dates assuming that the value of each index is zero at the contract expiration date.

(2)

Represents the maximum undiscounted future value of losses payable under the contracts. The number of losses required to exhaust contract limits under substantially all of the contracts is dependent on the loss recovery rate related to the specific obligor at the time of a default.

(3)	Included in other assets of finance and financial products businesses.

Notes to Consolidated Financial Statements (Continued)

(11)	Derivative contracts (Continued)

Derivative gains/losses of our finance and financial products businesses included in our Consolidated Statements of Earnings for each of the three years ending December 31, 2011 were as follows (in millions).

	2011	2010	2009
Equity index put options	$(1,787)	$172	$2,713
Credit default obligations	(251)	250	789
Other	(66)	(161)	122

	$(2,104)	$261	$3,624

The equity index put option contracts are European style options written on four major equity indexes. Future payments, if any, under these contracts will be required if the underlying index value is below the strike price at the contract expiration dates which occur between June 2018 and January 2026. We received the premiums on these contracts in full at the contract inception dates and therefore have no counterparty credit risk. We entered into no new contracts in 2010 or 2011.

At December 31, 2011, the aggregate intrinsic value (the undiscounted liability assuming the contracts are settled on their future expiration dates based on the December 31, 2011 index values and foreign currency exchange rates) was approximately $6.2 billion. However, these contracts may not be unilaterally terminated or fully settled before the expiration dates and therefore the ultimate amount of cash basis gains or losses on these contracts will not be determined for many years. The remaining weighted average life of all contracts was approximately 9 years at December 31, 2011.

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

The high yield index contracts are comprised of specified North American corporate issuers (usually 100 in number at inception) whose obligations are rated below investment grade. High yield contracts remaining in-force at December 31, 2011 expire in 2012 and 2013. State and municipality contracts are comprised of over 500 state and municipality issuers and had a weighted average contract life at December 31, 2011 of approximately 9.3 years. Potential obligations related to approximately 50% of the notional value of the state and municipality contracts cannot be settled before the maturity dates of the underlying obligations, which range from 2019 to 2054.

Premiums on the high yield index and state/municipality contracts were received in full at the inception dates of the contracts and, as a result, we have no counterparty credit risk. Our payment obligations under certain of these contracts are on a first loss basis. Losses under other contracts are subject to aggregate deductibles that must be satisfied before we have any payment obligations.

Individual corporate credit default contracts primarily relate to issuers of investment grade obligations. In most instances, premiums are due from counterparties on a quarterly basis over the terms of the contracts. As of December 31, 2011, all of the remaining contracts in-force will expire in 2013.

With limited exceptions, our equity index put option and credit default contracts contain no collateral posting requirements with respect to changes in either the fair value or intrinsic value of the contracts and/or a downgrade of Berkshire’s credit ratings. As of December 31, 2011, our collateral posting requirement under contracts with collateral provisions was $238 million compared to $31 million at December 31, 2010. If Berkshire’s credit ratings (currently AA+ from Standard & Poor’s and Aa2 from Moody’s) are downgraded below either A- by Standard & Poor’s or A3 by Moody’s, additional collateral of up to $1.1 billion could be required to be posted.

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

Notes to Consolidated Financial Statements (Continued)

(11)	Derivative contracts (Continued)

or in net earnings, as appropriate. Derivative contract assets included in other assets of railroad, utilities and energy businesses were $71 million and $231 million as of December 31, 2011 and December 31, 2010, respectively. Derivative contract liabilities included in accounts payable, accruals and other liabilities of railroad, utilities and energy businesses were $336 million as of December 31, 2011 and $621 million as of December 31, 2010.

(12)	Supplemental cash flow information

A summary of supplemental cash flow information for each of the three years ending December 31, 2011 is presented in the following table (in millions).

	2011	2010	2009
Cash paid during the period for:
Income taxes	$2,885	$3,547	$2,032
Interest:
Insurance and other businesses	243	185	145
Railroad, utilities and energy businesses	1,821	1,667	1,142
Finance and financial products businesses	662	708	615

Non-cash investing and financing activities:
Liabilities assumed in connection with acquisitions	5,836	31,406	278
Common stock issued in connection with acquisition of BNSF	—	10,577	—
Common stock issued in connection with acquisition of noncontrolling interests in Wesco Financial Corporation	245	—	—

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

A reconciliation of the changes in liabilities for unpaid losses and loss adjustment expenses of our property/casualty insurance subsidiaries for each of the three years ending December 31, 2011 is as follows (in millions).

	2011	2010	2009
Unpaid losses and loss adjustment expenses:
Gross liabilities at beginning of year	$60,075	$59,416	$56,620
Ceded losses and deferred charges at beginning of year	(6,545)	(6,879)	(7,133)

Net balance at beginning of year	53,530	52,537	49,487

Incurred losses recorded during the year:
Current accident year	23,031	20,357	19,156
Prior accident years	(2,202)	(2,270)	(905)

Total incurred losses	20,829	18,087	18,251

Payments during the year with respect to:
Current accident year	(9,269)	(7,666)	(7,207)
Prior accident years	(8,854)	(9,191)	(8,315)

Total payments	(18,123)	(16,857)	(15,522)

Unpaid losses and loss adjustment expenses:
Net balance at end of year	56,236	53,767	52,216
Ceded losses and deferred charges at end of year	7,092	6,545	6,879
Foreign currency translation adjustment	(100)	(312)	232
Acquisitions	591	75	89

Gross liabilities at end of year	$63,819	$60,075	$59,416

Notes to Consolidated Financial Statements (Continued)

(13)	Unpaid losses and loss adjustment expenses (Continued)

Incurred losses recorded during the current year but attributable to a prior accident year (“prior accident years”) reflects the amount of estimation error charged or credited to earnings in each calendar year with respect to the liabilities established as of the beginning of that year. We reduced the beginning of the year net losses and loss adjustment expenses liability by $2,544 million in 2011, $2,626 million in 2010 and $1,507 million in 2009, which excludes the effects of prior years’ discount accretion and deferred charge amortization referred to below. In 2011, the reduction in prior years’ liability estimates were primarily due to reductions in expected losses with respect to certain retroactive reinsurance contracts, as well as to lower than expected loss development in 2011 under primary private passenger auto and medical malpractice liabilities and casualty reinsurance liabilities business. In 2010 and 2009, the reductions in estimates for prior years’ were primarily due to lower than previously expected private passenger auto, commercial auto and medical malpractice losses, as well as lower than expected reported reinsurance losses in both property and casualty lines. Accident year loss estimates are regularly adjusted to consider emerging loss development patterns of prior years’ losses, whether favorable or unfavorable.

Incurred losses for prior accident years also include amortization of deferred charges related to retroactive reinsurance contracts incepting prior to the beginning of the year and the accretion of the net discounts recorded on liabilities for certain workers’ compensation claims. Amortization charges included in prior accident years’ incurred losses were $249 million in 2011, $261 million in 2010 and $504 million in 2009. Net discounted workers’ compensation liabilities at December 31, 2011 and 2010 were $2,250 million and $2,315 million, respectively, reflecting net discounts of $2,130 million and $2,269 million, respectively. The accretion of discounted liabilities related to prior accident years’ incurred losses was approximately $93 million in 2011, $95 million in 2010 and $98 million in 2009.

We are exposed to environmental, asbestos and other latent injury claims arising from insurance and reinsurance contracts. Liability estimates for environmental and asbestos exposures include case basis reserves and also reflect reserves for legal and other loss adjustment expenses and IBNR reserves. IBNR reserves are determined based upon our historic general liability exposure base and policy language, previous environmental loss experience and the assessment of current trends of environmental law, environmental cleanup costs, asbestos liability law and judgmental settlements of asbestos liabilities.

The liabilities for environmental, asbestos and latent injury claims and claims expenses net of reinsurance recoverables were approximately $13.9 billion at December 31, 2011 and $12.4 billion at December 31, 2010. These liabilities included approximately $12.3 billion at December 31, 2011 and $10.7 billion at December 31, 2010 of liabilities assumed under retroactive reinsurance contracts. The increase in liabilities in 2011 was primarily due to new retroactive reinsurance contracts entered into in 2011. Liabilities arising from retroactive contracts with exposure to claims of this nature are generally subject to aggregate policy limits. Thus, our exposure to environmental and latent injury claims under these contracts is, likewise, limited. We monitor evolving case law and its effect on environmental and latent injury claims. Changing government regulations, newly identified toxins, newly reported claims, new theories of liability, new contract interpretations and other factors could result in significant increases in these liabilities. Such development could be material to our results of operations. We are unable to reliably estimate the amount of additional net loss or the range of net loss that is reasonably possible.

(14)	Notes payable and other borrowings

Notes payable and other borrowings are summarized below (in millions). The average interest rates shown in the following tables are the weighted average interest rates on outstanding debt as of December 31, 2011. Maturity date ranges are based on borrowings as of December 31, 2011.

	Average Interest Rate	December 31,
		2011	2010
Insurance and other:
Issued by Berkshire parent company due 2012-2047	2.0%	$8,287	$8,360
Short-term subsidiary borrowings	0.2%	1,490	1,682
Other subsidiary borrowings due 2012-2036	5.9%	3,991	2,429

		$13,768	$12,471

Notes to Consolidated Financial Statements (Continued)

(14)	Notes payable and other borrowings (Continued)

In connection with the BNSF acquisition, the Berkshire parent company issued $8.0 billion aggregate par amount of senior unsecured notes, including $2.0 billion par amount of floating rate notes that matured in February 2011. In August 2011, the Berkshire parent company issued $2.0 billion of senior notes consisting of $750 million of 2.2% senior notes due in 2016, $500 million of 3.75% senior notes due in 2021 and $750 million of floating rate senior notes due in 2014. In January 2012, the Berkshire parent company also issued $1.1 billion of 1.9% senior notes due in 2017 and $600 million of 3.4% senior notes due in 2022 and in February 2012 redeemed $1.1 billion of floating rate notes and $600 million of 1.4% senior notes that were both due at that time. Other subsidiary borrowings as of December 31, 2011 included $1.6 billion in pre-acquisition debt issued by Lubrizol.

	Average Interest Rate	December 31,
		2011	2010
Railroad, utilities and energy:
Issued by MidAmerican Energy Holdings Company (“MidAmerican”) and its subsidiaries:
MidAmerican senior unsecured debt due 2012-2037	6.1%	$5,363	$5,371
Subsidiary and other debt due 2012-2039	5.2%	14,552	14,275
Issued by BNSF due 2012-2097	5.9%	12,665	11,980

		$32,580	$31,626

MidAmerican subsidiary debt represents amounts issued pursuant to separate financing agreements. All or substantially all of the assets of certain MidAmerican subsidiaries are or may be pledged or encumbered to support or otherwise secure the debt. These borrowing arrangements generally contain various covenants including, but not limited to, leverage ratios, interest coverage ratios and debt service coverage ratios. BNSF’s borrowings are primarily unsecured. As of December 31, 2011, BNSF and MidAmerican and their subsidiaries were in compliance with all applicable covenants. Berkshire does not guarantee any debt or other borrowings of BNSF, MidAmerican or their subsidiaries. In May 2011, BNSF issued $750 million in debentures comprised of $250 million of 4.1% debentures due in June 2021 and $500 million of 5.4% debentures due in June 2041. In August 2011, BNSF issued $750 million in debentures comprised of $450 million of 3.45% debentures due in September 2021 and $300 million of 4.95% debentures due in September 2041.

	Average Interest Rate	December 31,
		2011	2010
Finance and financial products:
Issued by Berkshire Hathaway Finance Corporation (“BHFC”) due 2012-2040	4.4%	$11,531	$11,535
Issued by other subsidiaries due 2012-2036	4.8%	2,505	2,942

		$14,036	$14,477

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

Our subsidiaries in the aggregate have approximately $3.7 billion of available unused lines of credit and commercial paper capacity at December 31, 2011, to support our short-term borrowing programs and provide additional liquidity. Generally, Berkshire’s guarantee of a subsidiary’s debt obligation is an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all present and future payment obligations.

Principal repayments expected during each of the next five years are as follows (in millions).

	2012	2013	2014	2015	2016
Insurance and other	$3,390	$2,725	$1,345	$1,918	$869
Railroad, utilities and energy	2,567	1,774	1,618	713	681
Finance and financial products	3,155	3,661	1,335	1,656	205

	$9,112	$8,160	$4,298	$4,287	$1,755

Notes to Consolidated Financial Statements (Continued)

(15)	Income taxes

The liabilities for income taxes reflected in our Consolidated Balance Sheets are as follows (in millions).

	December 31,
	2011	2010
Payable currently	$(229)	$(211)
Deferred	37,105	35,558
Other	928	1,005

	$37,804	$36,352

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are shown below (in millions).

	December 31,
	2011	2010
Deferred tax liabilities:
Investments – unrealized appreciation and cost basis differences	$11,404	$13,376
Deferred charges reinsurance assumed	1,449	1,334
Property, plant and equipment	28,414	24,746
Other	6,378	5,108

	47,645	44,564

Deferred tax assets:
Unpaid losses and loss adjustment expenses	(967)	(1,052)
Unearned premiums	(572)	(508)
Accrued liabilities	(3,698)	(3,652)
Derivative contract liabilities	(1,676)	(862)
Other	(3,627)	(2,932)

	(10,540)	(9,006)

Net deferred tax liability	$37,105	$35,558

We have not established deferred income taxes with respect to undistributed earnings of certain foreign subsidiaries. Earnings expected to remain reinvested indefinitely were approximately $6.6 billion as of December 31, 2011. Upon distribution as dividends or otherwise, such amounts would be subject to taxation in the U.S. as well as foreign countries. However, U.S. income tax liabilities would be offset, in whole or in part, by allowable tax credits with respect to income taxes previously paid to foreign jurisdictions. Further, repatriation of all earnings of foreign subsidiaries would be impracticable to the extent that such earnings represent capital needed to support normal business operations in those jurisdictions. As a result, we currently believe that any incremental U.S. income tax liabilities arising from the repatriation of distributable earnings of foreign subsidiaries would not be material.

Income tax expense reflected in our Consolidated Statements of Earnings for each of the three years ending December 31, 2011 is as follows (in millions).

	2011	2010	2009
Federal	$3,474	$4,546	$2,833
State	444	337	124
Foreign	650	724	581

	$4,568	$5,607	$3,538

Current	$2,897	$3,668	$1,619
Deferred	1,671	1,939	1,919

	$4,568	$5,607	$3,538

Notes to Consolidated Financial Statements (Continued)

(15)	Income taxes (Continued)

Income tax expense is reconciled to hypothetical amounts computed at the U.S. federal statutory rate for each of the three years ending December 31, 2011 in the table below (in millions).

	2011	2010	2009
Earnings before income taxes	$15,314	$19,051	$11,552

Hypothetical amounts applicable to above computed at the federal statutory rate	$5,360	$6,668	$4,043
Dividends received deduction and tax exempt interest	(497)	(504)	(512)
State income taxes, less federal income tax benefit	289	219	81
Foreign tax rate differences	(208)	(154)	(92)
U.S. income tax credits	(241)	(182)	(134)
BNSF holding gain	—	(342)	—
Other differences, net	(135)	(98)	152

	$4,568	$5,607	$3,538

We file income tax returns in the United States and in state, local and foreign jurisdictions. We are under examination by the taxing authorities in many of these jurisdictions. We have settled tax return liabilities with U.S. federal taxing authorities for years before 2005. We anticipate that we will resolve all adjustments proposed by the U.S. Internal Revenue Service (“IRS”) for the 2005 and 2006 tax years at the IRS Appeals Division within the next 12 months and do not currently expect any significant adjustments to our consolidated tax liabilities for those years. The IRS is currently auditing our consolidated U.S. federal income tax returns for the 2007 through 2009 tax years. We are also under audit or subject to audit with respect to income taxes in many state and foreign jurisdictions. It is reasonably possible that certain of our income tax examinations will be settled within the next twelve months. We currently believe that there are no jurisdictions where the outcome of unresolved issues or claims is likely to be material to our Consolidated Financial Statements.

At December 31, 2011 and 2010, net unrecognized tax benefits were $928 million and $1,005 million, respectively. Included in the balance at December 31, 2011, are $698 million of tax positions that, if recognized, would impact the effective tax rate. The remaining balance in net unrecognized tax benefits principally relates to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. As of December 31, 2011, we do not expect any material changes to the estimated amount of unrecognized tax benefits in the next twelve months.

(16)	Dividend restrictions – Insurance subsidiaries

Payments of dividends by our insurance subsidiaries are restricted by insurance statutes and regulations. Without prior regulatory approval, our principal insurance subsidiaries may declare up to approximately $9.5 billion as ordinary dividends before the end of 2012.

Combined shareholders’ equity of U.S. based property/casualty insurance subsidiaries determined pursuant to statutory accounting rules (Statutory Surplus as Regards Policyholders) was approximately $95 billion at December 31, 2011 and $94 billion at December 31, 2010. Statutory surplus differs from the corresponding amount determined on the basis of GAAP due to differences in accounting for certain assets and liabilities. For instance, deferred charges reinsurance assumed, deferred policy acquisition costs, certain unrealized gains and losses on investments in fixed maturity securities and related deferred income taxes are recognized for GAAP but not for statutory reporting purposes. In addition, goodwill is amortized over 10 years, whereas under GAAP, goodwill is not amortized and is subject to periodic tests for impairment.

Notes to Consolidated Financial Statements (Continued)

(17)	Fair value measurements

The estimated fair values of our financial instruments are shown in the following table (in millions). The carrying values of cash and cash equivalents, accounts receivable and accounts payable, accruals and other liabilities are deemed to be reasonable estimates of their fair values.

	Carrying Value		Fair Value
	December 31,		December 31,
	2011	2010	2011	2010
Investments in fixed maturity securities	$32,188	$34,883	$32,188	$34,883
Investments in equity securities	76,991	61,513	76,991	61,513
Other investments	16,921	23,009	17,927	24,147
Loans and finance receivables	13,934	15,226	13,126	14,453
Derivative contract assets (1)	327	574	327	574
Notes payable and other borrowings:
Insurance and other	13,768	12,471	14,334	12,705
Railroad, utilities and energy	32,580	31,626	38,257	33,932
Finance and financial products	14,036	14,477	14,959	15,191
Derivative contract liabilities:
Railroad, utilities and energy (2)	336	621	336	621
Finance and financial products	10,139	8,371	10,139	8,371

(1)	Included in other assets

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

Level 2 – Inputs include directly or indirectly observable inputs (other than Level 1 inputs) such as quoted prices for similar assets or liabilities exchanged in active or inactive markets; quoted prices for identical assets or liabilities exchanged in inactive markets; other inputs that may be considered in fair value determinations of the assets or liabilities, such as interest rates and yield curves, volatilities, prepayment speeds, loss severities, credit risks and default rates; and inputs that are derived principally from or corroborated by observable market data by correlation or other means. Fair values for our investments in fixed maturity securities are primarily based on price evaluations which incorporate market prices for identical instruments in inactive markets and market data available for instruments with similar characteristics. Pricing evaluations generally reflect discounted expected future cash flows, which incorporate yield curves for instruments with similar characteristics, such as credit rating, estimated duration and yields for other instruments of the issuer or entities in the same industry sector.

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

Notes to Consolidated Financial Statements (Continued)

(17)	Fair value measurements (Continued)

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

	Total Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$2,935	$843	$2,090	$2
States, municipalities and political subdivisions	3,070	—	3,069	1
Foreign governments	10,843	4,444	6,265	134
Corporate bonds	12,448	—	11,801	647
Mortgage-backed securities	2,892	—	2,892	—
Investments in equity securities	76,991	76,906	63	22
Other investments	11,669	—	—	11,669

Net derivative contract (assets)/liabilities:
Railroad, utilities and energy	265	12	276	(23)
Finance and financial products:
Equity index put options	8,499	—	—	8,499
Credit default obligations	1,472	—	—	1,472
Other	(88)	—	(48)	(40)

	Total Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2010
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$2,197	$535	$1,658	$4
States, municipalities and political subdivisions	3,581	—	3,581	—
Foreign governments	11,912	5,633	6,167	112
Corporate bonds	14,054	23	13,346	685
Mortgage-backed securities	3,139	—	3,139	—
Investments in equity securities	61,513	61,390	88	35
Other investments	17,589	—	—	17,589

Net derivative contract (assets)/liabilities:
Railroad, utilities and energy	390	7	52	331
Finance and financial products:
Equity index put options	6,712	—	—	6,712
Credit default obligations	1,239	—	—	1,239
Other	77	—	137	(60)

Notes to Consolidated Financial Statements (Continued)

(17)	Fair value measurements (Continued)

Reconciliations of assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for each of the three years ending December 31, 2011 follow (in millions).

	Investments in fixed maturity securities	Investments in equity securities	Other investments	Net derivative contract liabilities
Balance at December 31, 2008	$639	$328	$10,275	$(14,519)
Gains (losses) included in:
Earnings	1	4	—	3,635
Other comprehensive income	49	25	4,702	—
Regulatory assets and liabilities	—	—	—	47
Purchases, dispositions and settlements	244	(8)	5,637	1,664
Transfers into (out of) Level 3	(15)	(45)	—	(23)

Balance at December 31, 2009	$918	$304	$20,614	$(9,196)
Gains (losses) included in:
Earnings	—	—	1,305	471
Other comprehensive income	16	(8)	(358)	—
Regulatory assets and liabilities	—	—	—	(33)
Purchases, dispositions and settlements	9	(1)	(3,972)	533
Transfers into (out of) Level 3	(142)	(260)	—	3

Balance at December 31, 2010	$801	$35	$17,589	$(8,222)
Gains (losses) included in:
Earnings	—	—	—	(2,035)
Other comprehensive income	5	(13)	(2,120)	(3)
Regulatory assets and liabilities	—	—	—	144
Purchases/Issuances	17	—	5,000	(68)
Dispositions	(39)	—	—	—
Settlements	—	—	—	275
Transfers into (out of) Level 3	—	—	(8,800)	1

Balance at December 31, 2011	$784	$22	$11,669	$(9,908)

Gains and losses included in net earnings are included as components of investment gains/losses, derivative gains/losses and other revenues, as appropriate and are related to changes in valuations of derivative contracts and disposal or settlement transactions.

Other investments with Level 3 measurements over the past three years included our investments in various private placement transactions that are summarized in Note 5 to the accompanying Consolidated Financial Statements. As of March 31, 2011, we transferred our investment in GS Preferred Stock to Level 2 measurements given the then pending redemption of that investment which occurred on April 18, 2011. As of September 30, 2011, we transferred our investment in GE Preferred Stock from Level 3 to Level 2, as a result of the then pending redemption which occurred on October 17, 2011. Earnings in 2010 related to other investments were attributable to a gain on the redemption of the Swiss Re 12% convertible perpetual capital instrument.

Notes to Consolidated Financial Statements (Continued)

(18) Common stock

Changes in Berkshire’s issued and outstanding common stock for the three years ending December 31, 2011 are shown in the table below.

	Class A, $5 Par Value (1,650,000 shares authorized)			Class B, $0.0033 Par Value (3,225,000,000 shares authorized)
	Issued	Treasury	Outstanding	Issued	Treasury	Outstanding
Balance at December 31, 2008	1,059,001	—	1,059,001	735,349,800	—	735,349,800
Conversions of Class A common stock to Class B common stock and exercises of replacement stock options issued in business acquisitions	(3,720)	—	(3,720)	9,351,500	—	9,351,500

Balance at December 31, 2009	1,055,281	—	1,055,281	744,701,300	—	744,701,300
Shares issued in the acquisition of BNSF (See Note 2)	80,931	—	80,931	20,976,621	—	20,976,621
Conversions of Class A common stock to Class B common stock and exercises of replacement stock options issued in a business acquisition	(188,752)	—	(188,752)	285,312,547	—	285,312,547

Balance at December 31, 2010	947,460	—	947,460	1,050,990,468	—	1,050,990,468
Shares issued to acquire noncontrolling interests of Wesco Financial Corporation (See Note 2)	—	—	—	3,253,472	—	3,253,472
Conversions of Class A common stock to Class B common stock and exercises of replacement stock options issued in a business acquisition	(9,118)	—	(9,118)	15,401,421	—	15,401,421
Treasury shares acquired	—	(98)	(98)	—	(801,985)	(801,985)

Balance at December 31, 2011	938,342	(98)	938,244	1,069,645,361	(801,985)	1,068,843,376

Each Class A common share is entitled to one vote per share. Class B common stock possesses dividend and distribution rights equal to one-fifteen-hundredth (1/1,500) of such rights of Class A common stock. Each Class B common share possesses voting rights equivalent to one-ten-thousandth (1/10,000) of the voting rights of a Class A share. Unless otherwise required under Delaware General Corporation Law, Class A and Class B common shares vote as a single class. Each share of Class A common stock is convertible, at the option of the holder, into 1,500 shares of Class B common stock. Class B common stock is not convertible into Class A common stock.

On an equivalent Class A common stock basis, there were 1,650,806 shares outstanding as of December 31, 2011 and 1,648,120 shares outstanding as of December 31, 2010. In addition to our common stock, 1,000,000 shares of preferred stock are authorized, but none of which are issued and outstanding.

In September 2011, our Board of Directors approved a common stock repurchase program whereby it authorized Berkshire to repurchase its Class A and Class B shares at prices no higher than a 10% premium over the book value of the shares. Berkshire may repurchase shares in the open market or through privately negotiated transactions, at management’s discretion. Berkshire’s Board of Directors’ authorization does not specify a maximum number of shares to be repurchased. However, repurchases will not be made if they would reduce Berkshire’s consolidated cash equivalent holdings below $20 billion. The repurchase program is expected to continue indefinitely and the amount of repurchases will depend entirely upon the level of cash available, the attractiveness of investment and business opportunities either at hand or on the horizon and the degree of discount of the market price relative to management’s estimate of intrinsic value. The repurchase program does not obligate Berkshire to repurchase any dollar amount or number of Class A or Class B shares.

Notes to Consolidated Financial Statements (Continued)

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

The components of net periodic pension expense for each of the three years ending December 31, 2011 are as follows (in millions).

	2011	2010	2009
Service cost	$191	$165	$162
Interest cost	568	543	455
Expected return on plan assets	(579)	(528)	(417)
Other	102	69	35

Net pension expense	$282	$249	$235

The accumulated benefit obligation is the actuarial present value of benefits earned based on service and compensation prior to the valuation date. As of December 31, 2011 and 2010, the accumulated benefit obligation was $11,947 million and $9,954 million, respectively. The projected benefit obligation (“PBO”) is the actuarial present value of benefits earned based upon service and compensation prior to the valuation date and, if applicable, includes assumptions regarding future compensation levels. In 2011, actuarial losses and other of $1,197 million were primarily attributable to the impact of lower discount rates used in determining the PBOs. Information regarding PBOs is shown in the table that follows (in millions).

	December 31,
	2011	2010
Projected benefit obligation, beginning of year	$10,598	$8,136
Service cost	191	165
Interest cost	568	543
Benefits paid	(579)	(528)
Business acquisitions	1,017	1,986
Actuarial (gains) or losses and other	1,197	296

Projected benefit obligation, end of year	$12,992	$10,598

Benefit obligations under qualified U.S. defined benefit pension plans are funded through assets held in trusts and are not included as assets in our Consolidated Financial Statements. Pension obligations under certain non-U.S. plans and non-qualified U.S. plans are unfunded. As of December 31, 2011, PBOs of non-qualified U.S. plans and non-U.S. plans which are not funded through assets held in trusts were $890 million. A reconciliation of the changes in plan assets and a summary of plan assets held as of December 31, 2011 and 2010 is presented in the table that follows (in millions).

	December 31,
	2011	2010
Plan assets at beginning of year	$8,246	$5,926
Employer contributions	523	776
Benefits paid	(579)	(528)
Actual return on plan assets	361	795
Business acquisitions	632	1,342
Other	(33)	(65)

Plan assets at end of year	$9,150	$8,246

Notes to Consolidated Financial Statements (Continued)

(19)	Pension plans (Continued)

Fair value measurements for pension assets as of December 31, 2011 and 2010 follow (in millions).

	Total Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011
Cash and equivalents	$830	$797	$33	$—
Government obligations	915	534	380	1
Investment funds	1,872	402	1,465	5
Corporate debt obligations	1,180	95	1,085	—
Equity securities	3,618	3,432	186	—
Other	735	37	314	384

	$9,150	$5,297	$3,463	$390

December 31, 2010
Cash and equivalents	$474	$423	$51	$—
Government obligations	895	609	285	1
Investment funds	2,020	597	1,423	—
Corporate debt obligations	1,015	147	868	—
Equity securities	3,069	3,069	—	—
Other	773	54	349	370

	$8,246	$4,899	$2,976	$371

Refer to Note 17 for a discussion of the three levels in the hierarchy of fair values. Pension assets measured at fair value with significant unobservable inputs (Level 3) for the years ending December 31, 2011 and 2010 consisted primarily of real estate and limited partnership interests. Pension plan assets are generally invested with the long-term objective of earning sufficient amounts to cover expected benefit obligations, while assuming a prudent level of risk. Allocations may change as a result of changing market conditions and investment opportunities. The expected rates of return on plan assets reflect subjective assessments of expected invested asset returns over a period of several years. Generally, past investment returns are not given significant consideration when establishing assumptions for expected long-term rates of returns on plan assets. Actual experience will differ from the assumed rates.

The defined benefit pension plans expect to pay benefits to participants over the next ten years, reflecting expected future service as appropriate, as follows (in millions): 2012 – $686; 2013 – $685; 2014 – $700; 2015 – $715; 2016 – $734; and 2017 to 2021 – $3,852. Sponsoring subsidiaries expect to contribute $545 million to defined benefit pension plans in 2012.

The net funded status of the defined benefit pension plans is summarized in the table that follows (in millions).

	December 31,
	2011	2010
Amounts recognized in the Consolidated Balance Sheets:
Accounts payable, accruals and other liabilities	$3,900	$2,425
Other assets	(58)	(73)

	$3,842	$2,352

Notes to Consolidated Financial Statements (Continued)

(19)	Pension plans (Continued)

A reconciliation of amounts included in accumulated other comprehensive income (“AOCI”) related to defined benefit pension plans for each of the two years ending December 31, 2011 follows (in millions). We estimate that $177 million of the balance in AOCI at December 31, 2011 will be included in pension expense in 2012.

	2011	2010
Accumulated other comprehensive income (loss), beginning of year	$(1,395)	$(1,368)
Amount included in net periodic pension expense	76	53
Gains (losses) current period and other	(1,202)	(80)

Accumulated other comprehensive income (loss), end of year	$(2,521)	$(1,395)

Weighted average interest rate assumptions used in determining projected benefit obligations and net periodic pension expense were as follows.

	2011	2010
Applicable to pension benefit obligations:
Discount rate	4.6%	5.4%
Expected long-term rate of return on plan assets	6.9	7.1
Rate of compensation increase	3.7	3.7
Discount rate applicable to pension expense	5.3	5.8

Several of our subsidiaries also sponsor defined contribution retirement plans, such as 401(k) or profit sharing plans. Employee contributions to the plans are subject to regulatory limitations and the specific plan provisions. Several of the plans provide that the subsidiary match these contributions up to levels specified in the plans and provide for additional discretionary contributions as determined by management. Employer contributions expensed with respect to these plans were $572 million, $567 million and $540 million for the years ending December 31, 2011, 2010 and 2009, respectively.

(20)	Contingencies and Commitments

We are parties in a variety of legal actions arising out of the normal course of business. In particular, such legal actions affect our insurance and reinsurance businesses. Such litigation generally seeks to establish liability directly through insurance contracts or indirectly through reinsurance contracts issued by Berkshire subsidiaries. Plaintiffs occasionally seek punitive or exemplary damages. We do not believe that such normal and routine litigation will have a material effect on our financial condition or results of operations. Berkshire and certain of its subsidiaries are also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines and penalties. We believe that any liability that may arise as a result of other pending legal actions will not have a material effect on our financial condition or results of operations.

We lease certain manufacturing, warehouse, retail and office facilities as well as certain equipment. Rent expense for all operating leases was $1,288 million in 2011, $1,204 million in 2010 and $701 million in 2009. The increase in 2010 was due to the BNSF acquisition. Minimum rental payments for operating leases having initial or remaining non-cancelable terms in excess of one year are as follows. Amounts are in millions.

2012	2013	2014	2015	2016	After 2016	Total
$1,169	$1,044	$915	$813	$738	$4,209	$8,888

Several of our subsidiaries have made commitments in the ordinary course of business to purchase goods and services used in their businesses. The most significant of these relate to our railroad, utilities and energy businesses. As of December 31, 2011, commitments under all such subsidiary arrangements were approximately $10.8 billion in 2012, $4.3 billion in 2013, $3.3 billion in 2014, $3.2 billion in 2015, $1.9 billion in 2016 and $10.3 billion after 2016.

Notes to Consolidated Financial Statements (Continued)

(20)	Contingencies and Commitments (Continued)

In the first quarter of 2011, we acquired an additional 16.6% of the outstanding common stock of Marmon, thus increasing our total ownership interest to 80.2%. The cost of this additional share purchase was approximately $1.5 billion. The purchase of these shares was accounted for as an acquisition of noncontrolling interests. Accordingly, the difference of $614 million between the consideration paid and the prior carrying amount of the noncontrolling interests acquired was recorded as a reduction to Berkshire’s shareholders’ equity in 2010. Berkshire will acquire substantially all of the remaining noncontrolling interests in Marmon in 2013 or 2014. However, the consideration ultimately payable is contingent upon future operating results of Marmon and the per-share cost could be greater than or less than the price paid in 2011.

Pursuant to the terms of shareholder agreements with noncontrolling shareholders in certain of our other less than wholly-owned subsidiaries, we may be obligated to acquire their equity ownership interests. The consideration payable for such interests is generally based on the fair value. If we acquired all such outstanding noncontrolling interests as of December 31, 2011, the cost would have been approximately $4 billion. However, the timing and the amount of any such future payments that might be required are contingent on future actions of the noncontrolling owners and future operating results of the related subsidiaries.

(21)	Business segment data

Our reportable business segments are organized in a manner that reflects how management views those business activities. Certain businesses have been grouped together for segment reporting based upon similar products or product lines, marketing, selling and distribution characteristics, even though those business units are operated under separate local management.

The tabular information that follows shows data of reportable segments reconciled to amounts reflected in our Consolidated Financial Statements. Intersegment transactions are not eliminated in instances where management considers those transactions in assessing the results of the respective segments. Furthermore, our management does not consider investment and derivative gains/losses or amortization of purchase accounting adjustments related to Berkshire’s acquisition in assessing the performance of reporting units. Collectively, these items are included in reconciliations of segment amounts to consolidated amounts.

Business Identity	Business Activity

GEICO	Underwriting private passenger automobile insurance mainly by direct response methods

General Re	Underwriting excess-of-loss, quota-share and facultative reinsurance worldwide

Berkshire Hathaway Reinsurance Group	Underwriting excess-of-loss and quota-share reinsurance for insurers and reinsurers

Berkshire Hathaway Primary Group	Underwriting multiple lines of property and casualty insurance policies for primarily commercial accounts

BNSF	Operates one of the largest railroad systems in North America

BH Finance, Clayton Homes, XTRA, CORT and other financial services (“Finance and financial products”)	Proprietary investing, manufactured housing and related consumer financing, transportation equipment leasing and furniture leasing

Marmon	An association of approximately 140 manufacturing and service businesses that operate within 11 diverse business sectors

McLane Company	Wholesale distribution of groceries and non-food items

MidAmerican	Regulated electric and gas utility, including power generation and distribution activities in the U.S. and internationally; domestic real estate brokerage

Notes to Consolidated Financial Statements (Continued)

(21)	Business segment data (Continued)

Other businesses not specifically identified with reportable business segments consist of a large, diverse group of manufacturing, service and retailing businesses. A disaggregation of our consolidated data for each of the three most recent years is presented in the tables which follow on this and the following two pages (in millions).

	Revenues			Earnings before income taxes
	2011	2010	2009	2011	2010	2009
Operating Businesses:
Insurance group:
Underwriting:
GEICO	$15,363	$14,283	$13,576	$576	$1,117	$649
General Re	5,816	5,693	5,829	144	452	477
Berkshire Hathaway Reinsurance Group	9,147	9,076	6,706	(714)	176	250
Berkshire Hathaway Primary Group	1,749	1,697	1,773	242	268	84
Investment income	4,746	5,186	5,509	4,725	5,145	5,459

Total insurance group	36,821	35,935	33,393	4,973	7,158	6,919

BNSF (1)	19,548	15,059	—	4,741	3,611	—
Finance and financial products	4,014	4,264	4,301	774	689	653
Marmon	6,925	5,967	5,067	992	813	686
McLane Company	33,279	32,687	31,207	370	369	344
MidAmerican	11,291	11,305	11,443	1,659	1,539	1,528
Other businesses (2)	32,202	27,956	25,391	3,675	3,092	1,028

	144,080	133,173	110,802	17,184	17,271	11,158

Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	(830)	2,346	787	(830)	2,346	787
Interest expense, not allocated to segments	—	—	—	(221)	(208)	(101)
Eliminations and other	438	666	904	(819)	(358)	(292)

	$143,688	$136,185	$112,493	$15,314	$19,051	$11,552

(1)	From acquisition date of February 12, 2010.

(2)	Includes Lubrizol from the acquisition date of September 16, 2011.

	Capital expenditures			Depreciation of tangible assets
	2011	2010	2009	2011	2010	2009
Operating Businesses:
Insurance group	$40	$40	$50	$56	$66	$71
BNSF (1)	3,325	1,829	—	1,480	1,221	—
Finance and financial products	331	233	148	180	204	219
Marmon	514	307	436	484	507	521
McLane Company	188	166	172	129	129	120
MidAmerican	2,684	2,593	3,413	1,333	1,262	1,246
Other businesses (2)	1,109	812	718	1,021	890	950

	$8,191	$5,980	$4,937	$4,683	$4,279	$3,127

(1)	From acquisition date of February 12, 2010.

(2)	Includes Lubrizol from the acquisition date of September 16, 2011.

Notes to Consolidated Financial Statements (Continued)

(21)	Business segment data (Continued)

	Goodwill at year-end		Identifiable assets at year-end
	2011	2010	2011	2010	2009
Operating Businesses:
Insurance group:
GEICO	$1,372	$1,372	$27,253	$25,631	$22,996
General Re	13,532	13,532	28,442	29,196	30,894
Berkshire Hathaway Reinsurance and Primary Groups	607	589	104,913	104,383	102,787

Total insurance group	15,511	15,493	160,608	159,210	156,677

BNSF	14,803	14,803	55,282	53,476	—
Finance and financial products	1,032	1,031	23,919	24,692	24,027
Marmon	727	709	10,597	10,047	9,768
McLane Company	155	155	4,107	4,018	3,505
MidAmerican	5,253	5,281	42,039	40,045	39,437
Other businesses *	15,732	11,534	34,994	24,144	22,888

	$53,213	$49,006	331,546	315,632	256,302

Reconciliation of segments to consolidated amount:
Corporate and other			7,888	7,591	6,845
Goodwill			53,213	49,006	33,972

			$392,647	$372,229	$297,119

*	Includes Lubrizol, acquired in 2011.

Insurance premiums written by geographic region (based upon the domicile of the insured or reinsured) are summarized below. Dollars are in millions.

	Property/Casualty			Life/Health
	2011	2010	2009	2011	2010	2009
United States	$22,253	$21,539	$19,280	$3,100	$3,210	$1,095
Western Europe	4,495	3,377	5,236	880	945	761
All other	1,089	918	737	1,090	927	774

	$27,837	$25,834	$25,253	$5,070	$5,082	$2,630

In 2011, 2010 and 2009, premiums written and earned attributable to Western Europe were primarily in the United Kingdom, Germany, Switzerland and Luxembourg. In 2011, 2010 and 2009, property/casualty insurance premiums earned included approximately $2.9 billion, $2.4 billion and $4.6 billion, respectively, from Swiss Reinsurance Company Ltd. and its affiliates. Life/health insurance premiums written and earned in the United States in 2011 and 2010 included approximately $1.5 billion and $2.1 billion, respectively, from a single contract with Swiss Re Life & Health America Inc., an affiliate of Swiss Reinsurance Company Ltd.

Consolidated sales and service revenues in 2011, 2010 and 2009 were $72.8 billion, $67.2 billion and $62.6 billion, respectively. Approximately 86% of such amounts in 2011 were in the United States compared with approximately 88% in 2010 and 90% in 2009. The remainder of sales and service revenues were primarily in Europe and Canada. In 2011, consolidated sales and service revenues included $11.6 billion of sales to Wal-Mart Stores, Inc. which were primarily related to McLane’s wholesale distribution business.

Notes to Consolidated Financial Statements (Continued)

(21)	Business segment data (Continued)

Approximately 96% of our revenues in 2011 from railroad, utilities and energy businesses were in the United States versus 97% in 2010 and 91% in 2009. In each year most of the remainder was attributed to the United Kingdom. At December 31, 2011, 91% of our consolidated net property, plant and equipment were located in the United States with the remainder primarily in the United Kingdom, Canada and Europe.

Premiums written and earned by the property/casualty and life/health insurance businesses are summarized below (in millions).

	Property/Casualty			Life/Health
	2011	2010	2009	2011	2010	2009
Premiums Written:
Direct	$18,512	$17,128	$16,484	$67	$3	$—
Assumed	9,867	9,171	9,321	5,133	5,203	2,727
Ceded	(542)	(465)	(552)	(130)	(124)	(97)

	$27,837	$25,834	$25,253	$5,070	$5,082	$2,630

Premiums Earned:
Direct	$18,038	$16,932	$16,553	$67	$3	$—
Assumed	9,523	9,266	9,284	5,099	5,208	2,723
Ceded	(522)	(536)	(579)	(130)	(124)	(97)

	$27,039	$25,662	$25,258	$5,036	$5,087	$2,626

(22)	Quarterly data

A summary of revenues and earnings by quarter for each of the last two years is presented in the following table. This information is unaudited. Dollars are in millions, except per share amounts.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2011
Revenues	$33,720	$38,274	$33,739	$37,955
Net earnings attributable to Berkshire *	1,511	3,417	2,278	3,048
Net earnings attributable to Berkshire per equivalent Class A common share	917	2,072	1,380	1,846
2010
Revenues	$32,037	$31,709	$36,274	$36,165
Net earnings attributable to Berkshire *	3,633	1,968	2,989	4,377
Net earnings attributable to Berkshire per equivalent Class A common share	2,272	1,195	1,814	2,656

*	Includes realized investment gains/losses, other-than-temporary impairment losses on investments and derivative gains/losses. Derivative gains/losses include significant amounts related to non-cash changes in the fair value of long-term contracts arising from short-term changes in equity prices, interest rates and foreign currency rates, among other factors. After-tax investment and derivative gains/losses for the periods presented above are as follows (in millions):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Investment and derivative gains/losses – 2011	$(82)	$713	$(1,534)	$382
Investment and derivative gains/losses – 2010	1,411	(1,106)	202	1,367

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Chairman (Chief Executive Officer) and the Senior Vice President (Chief Financial Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chairman (Chief Executive Officer) and the Senior Vice President (Chief Financial Officer) concluded that the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic SEC filings. The report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to Management’s Report on Internal Control Over Financial Reporting, included on page 61 of this report. The attestation report called for by Item 308(b) of Regulation S-K is incorporated herein by reference to Report of Independent Registered Public Accounting Firm, included on page 62 of this report. There has been no change in the Corporation’s internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B.	Other Information

None

Part III

Except for the information set forth under the caption “Executive Officers of the Registrant” in Part I hereof, information required by this Part (Items 10, 11, 12, 13 and 14) is incorporated by reference from the Registrant’s definitive proxy statement, filed pursuant to Regulation 14A, for the Annual Meeting of Shareholders of the Registrant to be held on May 5, 2012, which meeting will involve the election of directors.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

The following Consolidated Financial Statements, as well as the Report of Independent Registered Public Accounting Firm, are included in Part II Item 8 of this report:

PAGE
Report of Independent Registered Public Accounting Firm	62
Consolidated Balance Sheets— December 31, 2011 and December 31, 2010	63
Consolidated Statements of Earnings— Years Ended December 31, 2011, December 31, 2010, and December 31, 2009	64
Consolidated Statements of Comprehensive Income— Years Ended December 31, 2011, December 31, 2010, and December 31, 2009	65
Consolidated Statements of Changes in Shareholders’ Equity— Years Ended December 31, 2011, December 31, 2010, and December 31, 2009	65
Consolidated Statements of Cash Flows— Years Ended December 31, 2011, December 31, 2010, and December 31, 2009	66
Notes to Consolidated Financial Statements	67

2. Financial Statement Schedule
Report of Independent Registered Public Accounting Firm	102
Schedule I—Parent Company
Condensed Balance Sheets as of December 31, 2011 and 2010 and Condensed Statements of Earnings and Cash Flows for the years ended December 31, 2011, December 31, 2010 and December 31, 2009	103

Other schedules are omitted because they are not required, information therein is not applicable, or is reflected in the Consolidated Financial Statements or notes thereto.

(b) Exhibits

See the “Exhibit Index” at page 105.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC.

Date: February 24, 2012	/s/ MARC D. HAMBURG
Marc D. Hamburg
Senior Vice President and
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ WARREN E. BUFFETT Warren E. Buffett	Chairman of the Board of Directors—Chief Executive Officer	February 24, 2012 Date

/s/ HOWARD G. BUFFETT Howard G. Buffett	Director	February 24, 2012 Date

/s/ STEPHEN B. BURKE Stephen B. Burke	Director	February 24, 2012 Date

/s/ SUSAN L. DECKER Susan L. Decker	Director	February 24, 2012 Date

/s/ WILLIAM H. GATES III William H. Gates III	Director	February 24, 2012 Date

/s/ DAVID S. GOTTESMAN David S. Gottesman	Director	February 24, 2012 Date

/s/ CHARLOTTE GUYMAN Charlotte Guyman	Director	February 24, 2012 Date

/s/ DONALD R. KEOUGH Donald R. Keough	Director	February 24, 2012 Date

/s/ CHARLES T. MUNGER Charles T. Munger	Vice Chairman of the Board of Directors	February 24, 2012 Date

/s/ THOMAS S. MURPHY Thomas S. Murphy	Director	February 24, 2012 Date

/s/ RONALD L. OLSON Ronald L. Olson	Director	February 24, 2012 Date

/s/ WALTER SCOTT, JR. Walter Scott, Jr.	Director	February 24, 2012 Date

/s/ MARC D. HAMBURG Marc D. Hamburg	Senior Vice President—Principal Financial Officer	February 24, 2012 Date

/s/ DANIEL J. JAKSICH Daniel J. Jaksich	Vice President—Principal Accounting Officer	February 24, 2012 Date

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Berkshire Hathaway Inc.

Omaha, Nebraska

We have audited the consolidated financial statements of Berkshire Hathaway Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and for each of the three years in the period ended December 31, 2011, and the Company’s internal control over financial reporting as of December 31, 2011, and have issued our report thereon dated February 24, 2012; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Omaha, Nebraska

February 24, 2012

BERKSHIRE HATHAWAY INC.

(Parent Company)

Condensed Financial Information

(Dollars in millions)

Schedule I

Balance Sheets

	December 31,
	2011	2010
Assets:
Cash and cash equivalents	$7,289	$6,616
Investments in fixed maturity and equity securities	38	304
Investments in and advances to/from consolidated subsidiaries	166,219	159,036
Other assets	49	27

	$173,595	$165,983

Liabilities and Shareholders’ Equity:
Accounts payable, accrued interest and other liabilities	$129	$45
Income taxes	329	260
Notes payable and other borrowings	8,287	8,360

	8,745	8,665
Shareholders’ equity	164,850	157,318

	$173,595	$165,983

Statements of Earnings

	Year ended December 31,
	2011	2010	2009
Income items:
From consolidated subsidiaries:
Dividends	$5,883	$4,493	$3,068
Undistributed earnings	4,546	8,546	5,045

	10,429	13,039	8,113
Other income	101	115	8

	10,530	13,154	8,121

Cost and expense items:
General and administrative	61	34	27
Interest to affiliates, net	5	6	7
Other interest	146	130	6
Income taxes	64	17	26

	276	187	66

Net earnings	$10,254	$12,967	$8,055

See Note to Condensed Financial Information

BERKSHIRE HATHAWAY INC.

(Parent Company)

Condensed Financial Information

(Dollars in millions)

Schedule I (continued)

Statements of Cash Flows

	Year ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net earnings	$10,254	$12,967	$8,055
Adjustments to reconcile net earnings to cash flows from operating activities:
Undistributed earnings of subsidiaries	(4,546)	(8,546)	(5,045)
Income taxes payable	69	34	102
Other	70	31	(12)

Net cash flows from operating activities	5,847	4,486	3,100

Cash flows from investing activities:
Purchases of fixed maturity securities	—	(98)	(200)
Sales of fixed maturity securities	298	—	127
Investments in and advances to subsidiaries	(3,633)	(11,929)	(4)

Net cash flows from investing activities	(3,335)	(12,027)	(77)

Cash flows from financing activities:
Proceeds from borrowings	2,021	8,137	196
Repayments of borrowings	(2,094)	(117)	(100)
Purchases of noncontrolling interests	(1,811)	(1)	(19)
Other	45	153	(28)

Net cash flows from financing activities	(1,839)	8,172	49

Increase in cash and cash equivalents	673	631	3,072
Cash and cash equivalents at beginning of year	6,616	5,985	2,913

Cash and cash equivalents at end of year	$7,289	$6,616	$5,985

Other cash flow information:
Income taxes paid	$1,882	$2,325	$1,203
Interest paid	122	69	6

Note to Condensed Financial Information

In February 2010, Berkshire issued $8.0 billion aggregate par amount of senior notes including $2.0 billion that matured in 2011. The proceeds from these borrowings together with approximately $3.9 billion of available cash were contributed to a wholly-owned subsidiary in connection with the acquisition of all remaining outstanding shares of the Burlington Northern Santa Fe Corporation. In August 2011, Berkshire issued $2.0 billion of debentures consisting of $750 million of 2.2% senior notes due in 2016, $500 million of 3.75% senior notes due in 2021 and $750 million of floating rate senior notes due in 2014. In January 2012, Berkshire issued $1.1 billion of 1.9% senior notes due 2017 and $600 million of 3.4% senior notes due 2022 and in February 2012 redeemed $1.1 billion of floating rate notes and $600 million of 1.4% senior notes that were both due at that time. Berkshire’s borrowings at December 31, 2011 and 2010 also included $287 million and $360 million, respectively, under investment agreements. Berkshire’s aggregate borrowings as of December 31, 2011, mature in each of the next five years as follows: 2012—$1,700 million; 2013—$2,600 million; 2014—$750 million; 2015—$1,700 million; and 2016—$750 million.

Berkshire Hathaway Inc. has guaranteed debt obligations of certain of its subsidiaries. As of December 31, 2011, the unpaid balance of subsidiary debt guaranteed by Berkshire totaled approximately $16 billion. Berkshire’s guarantee of subsidiary debt is an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all present and future payment obligations. Berkshire also provides guarantees in connection with long-term equity index put option and credit default contracts entered into by a subsidiary. The estimated fair value of liabilities recorded under such contracts was approximately $10.0 billion as of December 31, 2011. The amount of subsidiary payments under these contracts, if any, is contingent upon future events. The timing of subsidiary payments, if any, will not be fully known for several decades.

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
Incorporated by reference to Exhibit 3.1 to Form 8-K filed on November 9, 2010.

4.1

Indenture, dated as of December 22, 2003, between Berkshire Hathaway Finance Corporation, Berkshire Hathaway Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association), as trustee.

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
Incorporated by reference to Exhibit 4.1 to Berkshire’s Registration Statement on Form S-3 filed on February 1, 2010.
Other instruments defining the rights of holders of long-term debt of Registrant and its subsidiaries are not being filed since the total amount of securities authorized by all other such instruments does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis as of December 31, 2011. The Registrant hereby agrees to furnish to the Commission upon request a copy of any such debt instrument to which it is a party.

12	Calculation of Ratio of Consolidated Earnings to Consolidated Fixed Charges

14	Code of Ethics
Berkshire’s Code of Business Conduct and Ethics is posted on its Internet website at www.berkshirehathaway.com

21	Subsidiaries of Registrant

23	Consent of Independent Registered Public Accounting Firm

31	Rule 13a—14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

95	Mine Safety Disclosures

101	The following financial information from Berkshire Hathaway Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of December 31, 2011 and 2010, (ii) the Consolidated Statements of Earnings for each of the three years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2011, 2010 and 2009, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for each of the three years ended December 31, 2011, 2010 and 2009, (v) the Consolidated Statements of Cash Flows for each of the three years ended December 31, 2011, 2010 and 2009 and (vi) the Notes to Consolidated Financial Statements and Schedule I, tagged in summary and detail.