Form 10-Q
period 2012-03-31
BERKSHIRE HATHAWAY INC
filed 2012-05-04
CIK 1067983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

Number of shares of common stock outstanding as of April 27, 2012:

Class A —            930,998
Class B —  1,080,368,809

BERKSHIRE HATHAWAY INC.

Part I Financial Information

Item 1. Financial Statements
BERKSHIRE HATHAWAY INC.
and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	March 31,	December 31,
	2012	2011
ASSETS	(Unaudited)
Insurance and Other:
Cash and cash equivalents	$33,594	$33,513
Investments:
Fixed maturity securities	30,750	31,222
Equity securities	87,993	76,063
Other	14,986	13,111
Receivables	21,366	19,012
Inventories	9,055	8,975
Property, plant and equipment	18,401	18,177
Goodwill	32,036	32,125
Other	17,906	18,121
	266,087	250,319

Railroad, Utilities and Energy:
Cash and cash equivalents	2,658	2,246
Property, plant and equipment	83,326	82,214
Goodwill	20,098	20,056
Other	13,689	12,861
	119,771	117,377

Finance and Financial Products:
Cash and cash equivalents	1,574	1,540
Investments in fixed maturity securities	948	966
Other investments	4,425	3,810
Loans and finance receivables	13,799	13,934
Goodwill	1,032	1,032
Other	3,726	3,669
	25,504	24,951
	$411,362	$392,647

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Losses and loss adjustment expenses	$63,712	$63,819
Unearned premiums	11,010	8,910
Life, annuity and health insurance benefits	9,962	9,924
Accounts payable, accruals and other liabilities	18,214	18,466
Notes payable and other borrowings	13,635	13,768
	116,533	114,887

Railroad, Utilities and Energy:
Accounts payable, accruals and other liabilities	12,798	13,016
Notes payable and other borrowings	34,523	32,580
	47,321	45,596

Finance and Financial Products:
Accounts payable, accruals and other liabilities	1,269	1,224
Derivative contract liabilities	9,055	10,139
Notes payable and other borrowings	13,677	14,036
	24,001	25,399
Income taxes, principally deferred	43,238	37,804
Total liabilities	231,093	223,686

Shareholders’ equity:
Common stock	8	8
Capital in excess of par value	37,846	37,807
Accumulated other comprehensive income	25,517	17,654
Retained earnings	112,693	109,448
Treasury stock, at cost	(67)	(67)
Berkshire Hathaway shareholders’ equity	175,997	164,850
Noncontrolling interests	4,272	4,111
Total shareholders’ equity	180,269	168,961
	$411,362	$392,647

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in millions except per share amounts)

	First Quarter
	2012	2011
	(Unaudited)
Revenues:
Insurance and Other:
Insurance premiums earned	$8,065	$7,482
Sales and service revenues	19,264	16,772
Interest, dividend and other investment income	1,067	1,277
Investment gains/losses	230	86
Other-than-temporary impairment losses on investments	(337)	(506)
	28,289	25,111

Railroad, Utilities and Energy:
Operating revenues	7,849	7,377
Other	47	36
	7,896	7,413

Finance and Financial Products:
Interest, dividend and other investment income	375	398
Investment gains/losses	1	13
Derivative gains/losses	1,002	271
Other	584	514
	1,962	1,196
	38,147	33,720

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	4,771	6,018
Life, annuity and health insurance benefits	1,092	1,015
Insurance underwriting expenses	2,117	1,725
Cost of sales and services	15,596	13,859
Selling, general and administrative expenses	2,428	2,035
Interest expense	103	67
	26,107	24,719

Railroad, Utilities and Energy:
Cost of sales and operating expenses	5,870	5,572
Interest expense	428	425
	6,298	5,997

Finance and Financial Products:
Interest expense	160	166
Other	651	604
	811	770
	33,216	31,486

Earnings before income taxes	4,931	2,234
Income tax expense	1,565	629
Net earnings	3,366	1,605
Less: Earnings attributable to noncontrolling interests	121	94
Net earnings attributable to Berkshire Hathaway	$3,245	$1,511
Average common shares outstanding *	1,650,944	1,648,411
Net earnings per share attributable to Berkshire Hathaway shareholders *	$1,966	$917

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

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(dollars in millions)

	First Quarter
	2012	2011
Comprehensive income attributable to Berkshire Hathaway:
Net earnings	$3,245	$1,511
Other comprehensive income:
Net change in unrealized appreciation of investments	11,642	652
Applicable income taxes	(4,051)	(217)
Reclassification of investment appreciation in earnings	132	433
Applicable income taxes	(46)	(152)
Foreign currency translation	219	439
Applicable income taxes	1	(13)
Prior service cost and actuarial gains/losses of defined benefit plans	12	(4)
Applicable income taxes	(6)	—
Other, net	(40)	47
Other comprehensive income, net	7,863	1,185
Comprehensive income attributable to Berkshire Hathaway	$11,108	$2,696
Comprehensive income of noncontrolling interests	$141	$99

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(dollars in millions)

		Berkshire Hathaway shareholders’ equity
	Common stock and capital in excess of par value	Accumulated other comprehensive income	Retained earnings	Treasury stock	Total	Non-controlling interests
Balance at December 31, 2010	$37,541	$20,583	$99,194	$—	$157,318	$5,616
Net earnings	—	—	1,511	—	1,511	94
Other comprehensive income, net	—	1,185	—	—	1,185	5
Issuance of common stock and other transactions	58	—	—	—	58	—
Changes in noncontrolling interests:
Interests acquired and other transactions	(13)	(4)	—	—	(17)	(1,505)
Balance at March 31, 2011	$37,586	$21,764	$100,705	$—	$160,055	$4,210

Balance at December 31, 2011	$37,815	$17,654	$109,448	$(67)	$164,850	$4,111
Net earnings	—	—	3,245	—	3,245	121
Other comprehensive income, net	—	7,863	—	—	7,863	20
Issuance of common stock and other transactions	39	—	—	—	39	—
Changes in noncontrolling interests:
Interests acquired and other transactions	—	—	—	—	—	20
Balance at March 31, 2012	$37,854	$25,517	$112,693	$(67)	$175,997	$4,272

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	First Quarter
	2012	2011
	(Unaudited)
Cash flows from operating activities:
Net earnings	$3,366	$1,605
Adjustments to reconcile net earnings to operating cash flows:
Investment (gains) losses and other-than-temporary impairment losses	106	407
Depreciation	1,253	1,135
Other	262	121
Changes in operating assets and liabilities before business acquisitions:
Losses and loss adjustment expenses	(299)	1,814
Deferred charges reinsurance assumed	103	50
Unearned premiums	2,078	1,669
Receivables and originated loans	(2,043)	(2,737)
Derivative contract assets and liabilities	(1,061)	(281)
Income taxes	1,048	182
Other assets	(228)	(1,123)
Other liabilities	65	660
Net cash flows from operating activities	4,650	3,502
Cash flows from investing activities:
Purchases of fixed maturity securities	(2,080)	(1,452)
Purchases of equity securities	(3,424)	(834)
Sales of fixed maturity securities	1,068	867
Redemptions and maturities of fixed maturity securities	1,307	1,665
Sales of equity securities	820	9
Redemptions of other investments	—	3,845
Purchases of loans and finance receivables	(231)	(1,037)
Principal collections on loans and finance receivables	151	1,289
Acquisitions of businesses, net of cash acquired	(339)	(131)
Purchases of property, plant and equipment	(2,160)	(1,482)
Other	(653)	122
Net cash flows from investing activities	(5,541)	2,861
Cash flows from financing activities:
Proceeds from borrowings of insurance and other businesses	1,736	37
Proceeds from borrowings of railroad, utilities and energy businesses	2,849	191
Proceeds from borrowings of finance businesses	1	1,525
Repayments of borrowings of insurance and other businesses	(1,791)	(2,143)
Repayments of borrowings of railroad, utilities and energy businesses	(160)	(276)
Repayments of borrowings of finance businesses	(333)	(1,590)
Change in short term borrowings, net	(904)	210
Acquisitions of noncontrolling interests and other	(55)	(1,513)
Net cash flows from financing activities	1,343	(3,559)
Effects of foreign currency exchange rate changes	75	147
Increase in cash and cash equivalents	527	2,951
Cash and cash equivalents at beginning of year *	37,299	38,227
Cash and cash equivalents at end of first quarter *	$37,826	$41,178

* Cash and cash equivalents are comprised of the following:
Beginning of year—
Insurance and Other	$33,513	$34,767
Railroad, Utilities and Energy	2,246	2,557
Finance and Financial Products	1,540	903
	$37,299	$38,227
End of first quarter—
Insurance and Other	$33,594	$38,401
Railroad, Utilities and Energy	2,658	2,157
Finance and Financial Products	1,574	620
	$37,826	$41,178

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

Note 1.    General

The accompanying unaudited Consolidated Financial Statements include the accounts of Berkshire Hathaway Inc. (“Berkshire” or “Company”) consolidated with the accounts of all its subsidiaries and affiliates in which Berkshire holds controlling financial interests as of the financial statement date. In these notes the terms “us,” “we,” or “our” refer to Berkshire and its consolidated subsidiaries.  Reference is made to Berkshire’s most recently issued Annual Report on Form 10-K (“Annual Report”) that included information necessary or useful to understanding Berkshire’s businesses and financial statement presentations. Our significant accounting policies and practices were presented as Note 1 to the Consolidated Financial Statements included in the Annual Report. Certain immaterial amounts in 2011 have been reclassified to conform to the current year presentation. Financial information in this Report reflects any adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to a fair statement of results for the interim periods in accordance with accounting principles generally accepted in the United States (“GAAP”).

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

Note 2.    New accounting pronouncements

As of January 1, 2012, we adopted FASB Accounting Standards Update (“ASU”) 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” ASU 2010-26 specifies that only direct incremental costs associated with successful efforts in acquiring or renewing of insurance contracts should be capitalized and amortized over the policy term. All other costs are required to be expensed as incurred. Capitalized costs include certain advertising costs if the primary purpose of the advertising is to elicit sales to customers who could be shown to have responded directly to the advertising and the probable future revenues generated from the advertising are in excess of expected future costs to be incurred in realizing those revenues. Berkshire is adopting ASU 2010-26 on a prospective basis. The impact of the adoption of this new standard primarily relates to certain advertising costs of GEICO, which were capitalized prior to the adoption of ASU 2010-26, but are no longer eligible to be capitalized. The adoption of this new standard did not have a material effect on our Consolidated Financial Statements.

As of January 1, 2012, we also adopted ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” As a result of adopting ASU 2011-04, we have expanded our fair value disclosures.

In December 2011, the FASB issued ASU 2011-11 “Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 enhances disclosures surrounding offsetting (netting) assets and liabilities. The standard applies to financial instruments and derivatives and requires companies to disclose both gross and net information about instruments and transactions eligible for offset in financial statements and instruments and transactions subject to a master netting arrangement. ASU 2011-11 is effective retrospectively for Berkshire beginning January 1, 2013. We are currently evaluating the effect this standard will have on our Consolidated Financial Statements.

Note 3.    Significant business acquisitions

Our long-held acquisition strategy is to purchase businesses with consistent earning power, good returns on equity and able and honest management at sensible prices.

On September 16, 2011, Berkshire completed the acquisition of The Lubrizol Corporation (“Lubrizol”). The acquisition was pursuant to a merger agreement, whereby Berkshire agreed to acquire all of the outstanding shares of Lubrizol common stock for cash of $135 per share (approximately $8.7 billion in the aggregate). Lubrizol, based in Cleveland, Ohio, is an innovative specialty chemical company that produces and supplies technologies to customers in the global transportation, industrial and consumer markets. These technologies include additives for engine oils, other transportation-related fluids and industrial lubricants, as well as additives for gasoline and diesel fuel. In addition, Lubrizol makes ingredients and additives for personal care products and pharmaceuticals; specialty materials, including plastics; and performance coatings. Lubrizol’s industry-leading technologies in additives, ingredients and compounds enhance the quality, performance and value of customers’ products, while reducing their environmental impact. Lubrizol’s financial results were included in our Consolidated Financial Statements beginning as of September 16, 2011.

Notes To Consolidated Financial Statements (Continued)

Note 3.    Significant business acquisitions (Continued)

We have owned a controlling interest in Marmon Holdings, Inc. (“Marmon”) since 2008. In the first quarter of 2011, we increased our ownership in Marmon to 80.2% as a result of acquiring 16.6% of Marmon’s outstanding common stock for approximately $1.5 billion. We will acquire substantially all of the remaining noncontrolling interests of Marmon in 2013 and/or 2014 for an amount that will be based on its future operating results. In June 2011, we acquired all of the then outstanding noncontrolling interests in Wesco Financial Corporation for aggregate consideration of $543 million consisting of cash of approximately $298 million and 3,253,472 shares of Berkshire Class B common stock.

Note 4.    Investments in fixed maturity securities

Investments in securities with fixed maturities as of March 31, 2012 and December 31, 2011 are summarized by type below (in millions).

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2012
U.S. Treasury, U.S. government corporations and agencies	$2,621	$34	$(3)	$2,652
States, municipalities and political subdivisions	2,749	202	—	2,951
Foreign governments	10,738	281	(28)	10,991
Corporate bonds	10,772	1,713	(188)	12,297
Mortgage-backed securities	2,479	340	(12)	2,807
	$29,359	$2,570	$(231)	$31,698

December 31, 2011
U.S. Treasury, U.S. government corporations and agencies	$2,894	$41	$—	$2,935
States, municipalities and political subdivisions	2,862	208	—	3,070
Foreign governments	10,608	283	(48)	10,843
Corporate bonds	11,120	1,483	(155)	12,448
Mortgage-backed securities	2,564	343	(15)	2,892
	$30,048	$2,358	$(218)	$32,188

Investments in fixed maturity securities are reflected in our Consolidated Balance Sheets as follows (in millions).

	March 31,	December 31,
	2012	2011
Insurance and other	$30,750	$31,222
Finance and financial products	948	966
	$31,698	$32,188

Investments in foreign government securities include securities issued by national and provincial government entities as well as instruments that are unconditionally guaranteed by such entities. As of March 31, 2012, approximately 95% of foreign government holdings were rated AA or higher by at least one of the major rating agencies. Investments in obligations issued or guaranteed by Germany, the United Kingdom, Canada, Australia and the Netherlands represent approximately 80% of the investments in foreign government obligations. Unrealized losses on fixed maturity investments in a continuous unrealized loss position for more than twelve consecutive months were $15 million as of March 31, 2012 and $20 million as of December 31, 2011.

The amortized cost and estimated fair value of securities with fixed maturities at March 31, 2012 are summarized below by contractual maturity dates. Actual maturities will differ from contractual maturities because issuers of certain of the securities retain early call or prepayment rights. Amounts are in millions.

	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Mortgage-backed securities	Total
Amortized cost	$6,795	$13,800	$3,982	$2,303	$2,479	$29,359
Fair value	6,952	14,536	4,633	2,770	2,807	31,698

Notes To Consolidated Financial Statements (Continued)

Note 5.    Investments in equity securities

Investments in equity securities as of March 31, 2012 and December 31, 2011 are summarized based on the primary industry of the investee in the table below (in millions).

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2012
Banks, insurance and finance	$17,085	$13,892	$(47)	$30,930
Consumer products	12,296	15,316	(8)	27,604
Commercial, industrial and other	23,276	7,524	(219)	30,581
	$52,657	$36,732	$(274)	$89,115

December 31, 2011
Banks, insurance and finance	$16,697	$9,480	$(1,269)	$24,908
Consumer products	12,390	14,320	—	26,710
Commercial, industrial and other	20,523	4,973	(123)	25,373
	$49,610	$28,773	$(1,392)	$76,991

Investments in equity securities are reflected in our Consolidated Balance Sheets as follows (in millions).

	March 31,	December 31,
	2012	2011
Insurance and other	$87,993	$76,063
Railroad, utilities and energy *	629	488
Finance and financial products *	493	440
	$89,115	$76,991

* Included in other assets.

As of March 31, 2012 and December 31, 2011, there were no equity securities in a continuous unrealized loss position for more than twelve consecutive months. As of March 31, 2012 and December 31, 2011, we concluded that the unrealized losses were temporary. Our conclusions were based on: (a) our ability and intent to hold the securities to recovery; (b) our assessment that the underlying business and financial condition of each of these issuers was favorable; (c) our opinion that the relative price declines were not significant; and (d) our belief that it was reasonably possible that market prices will increase to and exceed our cost in a relatively short period of time.

Notes To Consolidated Financial Statements (Continued)

Note 6.    Other investments

Other investments include fixed maturity and equity securities of The Goldman Sachs Group, Inc. (“GS”), General Electric Company (“GE”), Wm. Wrigley Jr. Company (“Wrigley”), The Dow Chemical Company (“Dow”) and Bank of America Corporation (“BAC”). A summary of other investments follows (in millions).

	Cost	Net Unrealized Gains	Fair Value	Carrying Value
March 31, 2012
Other fixed maturity and equity securities:
Insurance and other	$13,052	$2,939	$15,991	$14,986
Finance and financial products	3,198	1,237	4,435	4,425
	$16,250	$4,176	$20,426	$19,411

December 31, 2011
Other fixed maturity and equity securities:
Insurance and other	$13,051	$1,055	$14,106	$13,111
Finance and financial products	3,198	623	3,821	3,810
	$16,249	$1,678	$17,927	$16,921

In 2008, we acquired 50,000 shares of 10% Cumulative Perpetual Preferred Stock of GS (“GS Preferred”) and warrants to purchase 43,478,260 shares of common stock of GS (“GS Warrants”) for a combined cost of $5 billion. The GS Preferred was redeemable at any time by GS at a price of $110,000 per share ($5.5 billion in aggregate). On April 18, 2011, GS fully redeemed our GS Preferred investment. The GS Warrants remain outstanding and expire on October 1, 2013. The GS Warrants are exercisable for an aggregate cost of $5 billion ($115/share).

In 2008, we acquired 30,000 shares of 10% Cumulative Perpetual Preferred Stock of GE (“GE Preferred”) and warrants to purchase 134,831,460 shares of common stock of GE (“GE Warrants”) for a combined cost of $3 billion. The GE Preferred was redeemable by GE beginning in October 2011 at a price of $110,000 per share ($3.3 billion in aggregate). On October 17, 2011, GE fully redeemed our GE Preferred investment. The GE Warrants remain outstanding and expire on October 16, 2013. The GE Warrants are exercisable for an aggregate cost of $3 billion ($22.25/share).

In 2008, we acquired $4.4 billion par amount of 11.45% Wrigley subordinated notes due in 2018 and $2.1 billion of 5% Wrigley preferred stock. In 2009, we also acquired $1.0 billion par amount of Wrigley senior notes due in 2013 and 2014. We currently own $800 million and an unconsolidated joint venture in which we hold a 50% economic interest owns $200 million of the Wrigley senior notes. The Wrigley subordinated and senior notes are classified as held-to-maturity and we carry these investments at cost, adjusted for foreign currency exchange rate changes that apply to certain of the senior notes. The Wrigley preferred stock is classified as available-for-sale and recorded in our financial statements at fair value.

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

Notes To Consolidated Financial Statements (Continued)

Note 7.    Investment gains/losses and other-than-temporary impairment losses on investments

Investment gains/losses are summarized below (in millions).

	First Quarter
	2012	2011
Fixed maturity securities —
Gross gains from sales and other disposals	$33	$82
Gross losses from sales and other disposals	(16)	—
Equity securities —
Gross gains from sales and other disposals	188	1
Gross losses from sales and other disposals	—	(10)
Other	26	26
	$231	$99

Net investment gains/losses are reflected in the Consolidated Statements of Earnings as follows.

Insurance and other	$230	$86
Finance and financial products	1	13
	$231	$99

Other-than-temporary impairment (“OTTI”) losses were as follows (in millions).

	First Quarter
	2012	2011
Equity securities	$—	$506
Fixed maturity securities	337	—
	$337	$506

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

In the first quarter of 2012, we recorded OTTI losses of $337 million on certain fixed maturity investments where we concluded that we were unlikely to receive all of the remaining contractual interest and principal amounts when due. All of these losses were attributable to a single issuer. In the first quarter of 2011, we recorded OTTI losses of $506 million related to certain of our investments in equity securities. The OTTI losses included $337 million with respect to 103.6 million shares of our investment in Wells Fargo & Company (“Wells Fargo”) common stock. These shares had an aggregate original cost of $3,621 million. At that time, we also held an additional 255.4 million shares of Wells Fargo which were acquired at an aggregate cost of $4,394 million and had unrealized gains of $3,704 million as of March 31, 2011. Due to the length of time that certain of our Wells Fargo shares were in a continuous unrealized loss position and because we account for gains and losses on a specific identification basis, accounting regulations required us to record the unrealized losses in earnings. However, the unrealized gains were not reflected in earnings but were instead recorded directly in shareholders’ equity as a component of accumulated other comprehensive income.

Note 8.    Receivables

Receivables of insurance and other businesses are comprised of the following (in millions).

	March 31,	December 31,
	2012	2011
Insurance premiums receivable	$8,354	$6,663
Reinsurance recoverable on unpaid losses	2,899	2,953
Trade and other receivables	10,486	9,772
Allowances for uncollectible accounts	(373)	(376)
	$21,366	$19,012

Notes To Consolidated Financial Statements (Continued)

Note 8.    Receivables (Continued)

Loans and finance receivables of finance and financial products businesses are comprised of the following (in millions).

	March 31,	December 31,
	2012	2011
Consumer installment loans and finance receivables	$13,240	$13,463
Commercial loans and finance receivables	945	860
Allowances for uncollectible loans	(386)	(389)
	$13,799	$13,934

Allowances for uncollectible loans primarily relate to consumer installment loans. Provisions for consumer loan losses for the first quarter were $80 million in 2012 and $82 million in 2011. Loan charge-offs, net of recoveries, for the first quarter were $83 million in 2012 and $81 million in 2011. Consumer loan amounts are net of unamortized acquisition discounts of $512 million at March 31, 2012 and $500 million at December 31, 2011. At March 31, 2012, approximately 96% of consumer installment loan balances were evaluated collectively for impairment whereas about 85% of commercial loan balances were evaluated individually for impairment. As a part of the evaluation process, credit quality indicators are reviewed and loans are designated as performing or non-performing. At March 31, 2012, approximately 98% of consumer installment and commercial loan balances were determined to be performing and approximately 94% of those balances were current as to payment status.

Note 9.    Inventories

Inventories are comprised of the following (in millions).

	March 31,	December 31,
	2012	2011
Raw materials	$1,687	$1,598
Work in process and other	916	897
Finished manufactured goods	3,234	3,114
Goods acquired for resale	3,218	3,366
	$9,055	$8,975

Note 10.  Goodwill and other intangible assets

A reconciliation of the change in the carrying value of goodwill is as follows (in millions).

	March 31,	December 31,
	2012	2011
Balance at beginning of year	$53,213	$49,006
Acquisitions of businesses	77	4,179
Other	(124)	28
Balance at end of period	$53,166	$53,213

Intangible assets other than goodwill are included in other assets in our Consolidated Balance Sheets and are summarized by type as follows (in millions).

	March 31, 2012		December 31, 2011
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Insurance and other	$11,111	$2,494	$11,016	$2,319
Railroad, utilities and energy	2,096	705	2,088	623
	$13,207	$3,199	$13,104	$2,942

Trademarks and trade names	$2,676	$234	$2,655	$219
Patents and technology	4,934	1,641	4,900	1,496
Customer relationships	4,113	915	4,060	840
Other	1,484	409	1,489	387
	$13,207	$3,199	$13,104	$2,942

Notes To Consolidated Financial Statements (Continued)

Note 10.  Goodwill and other intangible assets (Continued)

Amortization expense was $254 million for the first quarter of 2012 and $183 million for the first quarter of 2011. Intangible assets with indefinite lives as of March 31, 2012 and December 31, 2011 were $2,267 million and $2,250 million, respectively.

Note 11.  Property, plant and equipment

Property, plant and equipment of our insurance and other businesses is comprised of the following (in millions).

	Ranges of estimated useful life	March 31, 2012	December 31, 2011
Land	—	$942	$940
Buildings and improvements	3 – 40 years	5,442	5,429
Machinery and equipment	3 – 25 years	13,794	13,589
Furniture, fixtures and other	2 – 20 years	2,562	2,397
Assets held for lease	12 – 30 years	6,256	5,997
		28,996	28,352
Accumulated depreciation		(10,595)	(10,175)
		$18,401	$18,177

Depreciation expense of insurance and other businesses for the first quarter of 2012 and 2011 was $477 million and $426 million, respectively.

Property, plant and equipment of our railroad, utilities and energy businesses is comprised of the following (in millions).

	Ranges of estimated useful life	March 31, 2012	December 31, 2011
Railroad:
Land	—	$5,929	$5,925
Track structure and other roadway	5 – 100 years	37,043	36,760
Locomotives, freight cars and other equipment	5 – 37 years	5,820	5,533
Construction in progress	—	941	885
Utilities and energy:
Utility generation, distribution and transmission system	5 – 80 years	40,608	40,180
Interstate pipeline assets	3 – 80 years	6,253	6,245
Independent power plants and other assets	3 – 30 years	1,114	1,106
Construction in progress	—	2,045	1,559
		99,753	98,193
Accumulated depreciation		(16,427)	(15,979)
		$83,326	$82,214

Railroad property, plant and equipment includes the land, other roadway, track structure and rolling stock (primarily locomotives and freight cars) of BNSF. The utility generation, distribution and transmission system and interstate pipeline assets are the regulated assets of public utility and natural gas pipeline subsidiaries. Depreciation expense of the railroad, utilities and energy businesses for the first quarter of 2012 and 2011 was $732 million and $696 million, respectively.

Notes To Consolidated Financial Statements (Continued)

Note 12.  Derivative contracts

As of March 31, 2012, derivative contracts are used primarily by our finance and financial products and energy businesses. Substantially all of the derivative contracts of our finance and financial products businesses are not designated as hedges for financial reporting purposes. We entered into these contracts with the expectation that the premiums received would exceed the amounts ultimately paid to counterparties. Changes in the fair values of such contracts are reported in earnings as derivative gains/losses. A summary of derivative contracts of our finance and financial products businesses follows (in millions).

	March 31, 2012				December 31, 2011
	Assets (3)	Liabilities	Notional Value		Assets (3)	Liabilities	Notional Value
Equity index put options	$—	$7,810	$33,806	(1)	$—	$8,499	$34,014	(1)
Credit default contracts:
High yield indexes	—	107	4,512	(2)	—	198	4,568	(2)
States/municipalities	—	1,025	16,042	(2)	—	1,297	16,042	(2)
Individual corporate	46	—	3,565	(2)	55	32	3,565	(2)
Other	240	149			268	156
Counterparty netting	(54)	(36)			(67)	(43)
	$232	$9,055			$256	$10,139

(1)	Represents the aggregate undiscounted amount payable at the contract expiration dates assuming that the value of each index is zero at the contract expiration date.
(2)
Represents the maximum undiscounted future value of losses payable under the contracts. The number of losses required to exhaust contract limits under substantially all of the contracts is dependent on the loss recovery rate related to the specific obligor at the time of a default.

(3)	Included in other assets of finance and financial products businesses.

Derivative gains/losses of our finance and financial products businesses included in our Consolidated Statements of Earnings for the first quarter of 2012 and 2011 were as follows (in millions).

	First Quarter
	2012	2011
Equity index put options	$689	$223
Credit default obligations	340	70
Other	(27)	(22)
	$1,002	$271

The equity index put option contracts are European style options written on four major equity indexes. Future payments, if any, under these contracts will be required if the underlying index value is below the strike price at the contract expiration dates, which occur between June 2018 and January 2026. We received the premiums on these contracts in full at the contract inception dates and therefore have no counterparty credit risk. We entered into no new contracts in 2011 or 2012.

At March 31, 2012, the aggregate intrinsic value (the undiscounted liability assuming the contracts are settled on their future expiration dates based on the March 31, 2012 index values and foreign currency exchange rates) was approximately $4.5 billion. However, these contracts may not be unilaterally terminated or fully settled before the expiration dates and therefore the ultimate amount of cash basis gains or losses on these contracts will not be determined for many years. The remaining weighted average life of all contracts was approximately 8.75 years at March 31, 2012.

Our credit default contracts pertain to various indexes of non-investment grade (or “high yield”) corporate issuers, as well as investment grade state/municipal and individual corporate debt issuers. These contracts cover the loss in value of specified debt obligations of the issuers arising from default events, which are usually from their failure to make payments or bankruptcy. Loss amounts are subject to aggregate contract limits. We entered into no new contracts in 2011 or 2012.

Notes To Consolidated Financial Statements (Continued)

Note 12.  Derivative contracts (Continued)

The high yield index contracts are comprised of specified North American corporate issuers (usually 100 in number at inception) whose obligations are rated below investment grade. High yield contracts in-force at March 31, 2012 expire in 2012 and 2013. State and municipality contracts are comprised of over 500 state and municipality issuers and had a remaining weighted average contract life at March 31, 2012 of approximately 9.0 years. Loss payments, if any, related to approximately 50% of the notional value of the state and municipality contracts cannot be settled before the maturity dates of the underlying municipality obligation, which range from 2019 to 2054.

Premiums on the high yield index and state/municipality contracts were received in full at the inception dates of the contracts and, as a result, we have no counterparty credit risk. Our payment obligations under certain of these contracts are on a first loss basis. Losses under other contracts are subject to aggregate deductibles that must be satisfied before we have any payment obligations.

Individual corporate credit default contracts primarily relate to issuers of investment grade obligations. In most instances, premiums are due from counterparties on a quarterly basis over the terms of the contracts. As of March 31, 2012, all of the remaining contracts in-force will expire in 2013.

With limited exceptions, our equity index put option and credit default contracts contain no collateral posting requirements with respect to changes in either the fair value or intrinsic value of the contracts and/or a downgrade of Berkshire’s credit ratings. As of March 31, 2012, our collateral posting requirement under contracts with collateral provisions was $45 million compared to $238 million at December 31, 2011. If Berkshire’s credit ratings (currently AA+ from Standard & Poor’s and Aa2 from Moody’s) are downgraded below either A- by Standard & Poor’s or A3 by Moody’s, additional collateral of up to $1.1 billion could be required to be posted.

Our regulated utility subsidiaries are exposed to variations in the market prices in the purchases and sales of natural gas and electricity and in the purchases of fuel. Derivative instruments, including forward purchases and sales, futures, swaps and options, are used to manage these price risks. Unrealized gains and losses under the contracts of our regulated utilities that are probable of recovery through rates are recorded as regulatory assets or liabilities. Unrealized gains or losses on contracts accounted for as cash flow or fair value hedges are recorded in accumulated other comprehensive income or in net earnings, as appropriate. Derivative contract assets included in other assets of railroad, utilities and energy businesses were $61 million and $71 million as of March 31, 2012 and December 31, 2011, respectively. Derivative contract liabilities included in accounts payable, accruals and other liabilities of railroad, utilities and energy businesses were $472 million as of March 31, 2012 and $336 million as of December 31, 2011.

Note 13.  Supplemental cash flow information

A summary of supplemental cash flow information for the first quarter of 2012 and 2011 is presented in the following table (in millions).

	First Quarter
	2012	2011
Cash paid during the period for:
Income taxes	$199	$231
Interest:
Interest of insurance and other businesses	138	79
Interest of railroad, utilities and energy businesses	465	482
Interest of finance and financial products businesses	158	174

Non-cash investing and financing activities:
Liabilities assumed in connection with acquisitions	54	78

Notes To Consolidated Financial Statements (Continued)

Note 14.  Notes payable and other borrowings

Notes payable and other borrowings are summarized below (in millions). The weighted average interest rates shown in the following tables are as of March 31, 2012. Maturity date ranges are based on borrowings as of March 31, 2012.

	Weighted Average Interest Rate	March 31, 2012	December 31, 2011
Insurance and other:
Issued by Berkshire parent company due 2012-2047	2.3%	$8,320	$8,287
Short-term subsidiary borrowings	0.2%	1,404	1,490
Other subsidiary borrowings due 2012-2035	5.9%	3,911	3,991
		$13,635	$13,768

In connection with the BNSF acquisition, the Berkshire parent company issued $8.0 billion aggregate par amount of senior unsecured notes, including $1.7 billion par amount of floating rate and 1.4% notes that matured in February 2012. In January 2012, the Berkshire parent company issued $1.1 billion of 1.9% senior notes due in 2017 and $600 million of 3.4% senior notes due in 2022.

	Weighted Average Interest Rate	March 31, 2012	December 31, 2011
Railroad, utilities and energy:
Issued by MidAmerican Energy Holdings Company (“MidAmerican”) and its subsidiaries:
MidAmerican senior unsecured debt due 2012-2037	6.1%	$5,363	$5,363
Subsidiary and other debt due 2012-2042	5.4%	15,335	14,552
Issued by BNSF due 2012-2097	5.7%	13,825	12,665
		$34,523	$32,580

MidAmerican subsidiary debt represents amounts issued pursuant to separate financing agreements. All or substantially all of the assets of certain MidAmerican subsidiaries are or may be pledged or encumbered to support or otherwise secure the debt. These borrowing arrangements generally contain various covenants including, but not limited to, leverage ratios, interest coverage ratios and debt service coverage ratios. BNSF’s borrowings are primarily unsecured. In the first quarter of 2012, MidAmerican subsidiaries issued $1.6 billion of debt with interest rates from 2.95% to 5.75% and maturities ranging from 2015 to 2042.  In the third and fourth quarters of 2012, MidAmerican and subsidiary debt of approximately $1.0 billion will mature.  In March 2012, BNSF issued $1.25 billion in debentures comprised of $625 million of 3.05% debentures due in March 2022 and $625 million of 4.40% debentures due in March 2042. As of March 31, 2012, BNSF and MidAmerican and their subsidiaries were in compliance with all applicable covenants. Berkshire does not guarantee any debt or other borrowings of BNSF, MidAmerican or their subsidiaries.

	Weighted Average Interest Rate	March 31, 2012	December 31, 2011
Finance and financial products:
Issued by Berkshire Hathaway Finance Corporation (“BHFC”) due 2012-2040	4.5%	$11,281	$11,531
Issued by other subsidiaries due 2012-2036	4.8%	2,396	2,505
		$13,677	$14,036

BHFC is a 100% owned finance subsidiary of Berkshire, which has fully and unconditionally guaranteed its securities. In January 2012, $250 million par amount of BHFC notes matured. In the second and third quarters of 2012, an additional $2.45 billion of BHFC notes will mature.

Our subsidiaries in the aggregate have approximately $4.5 billion of available unused lines of credit and commercial paper capacity at March 31, 2012, to support our short-term borrowing programs and provide additional liquidity. Generally, Berkshire’s guarantee of a subsidiary’s debt obligation is an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all present and future payment obligations.

Notes To Consolidated Financial Statements (Continued)

Note 15.  Common stock

Changes in Berkshire’s issued and outstanding common stock during the first quarter of 2012 are shown in the table below.

	Class A, $5 Par Value (1,650,000 shares authorized)			Class B, $0.0033 Par Value (3,225,000,000 shares authorized)
	Issued	Treasury	Outstanding	Issued	Treasury	Outstanding
Balance at December 31, 2011	938,342	(98)	938,244	1,069,645,361	(801,985)	1,068,843,376
Conversions of Class A common stock to Class B common stock and exercises of replacement stock options issued in a business acquisition	(5,630)	—	(5,630)	9,029,871	—	9,029,871
Balance at March 31, 2012	932,712	(98)	932,614	1,078,675,232	(801,985)	1,077,873,247

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

On an equivalent Class A common stock basis, there were 1,651,196 shares outstanding as of March 31, 2012 and 1,650,806 shares outstanding as of December 31, 2011. In addition to our common stock, 1,000,000 shares of preferred stock are authorized, but none of which are issued and outstanding.

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

	Carrying Value		Fair Value
	March 31,	December 31,	March 31,	December 31,
	2012	2011	2012	2011
Investments in fixed maturity securities	$31,698	$32,188	$31,698	$32,188
Investments in equity securities	89,115	76,991	89,115	76,991
Other investments	19,411	16,921	20,426	17,927
Loans and finance receivables	13,799	13,934	13,016	13,126
Derivative contract assets (1)	293	327	293	327
Notes payable and other borrowings:
Insurance and other	13,635	13,768	14,186	14,334
Railroad, utilities and energy	34,523	32,580	38,697	38,257
Finance and financial products	13,677	14,036	14,549	14,959
Derivative contract liabilities:
Railroad, utilities and energy (2)	472	336	472	336
Finance and financial products	9,055	10,139	9,055	10,139

(1)	Included in other assets

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

Level 2 – Inputs include directly or indirectly observable inputs (other than Level 1 inputs) such as quoted prices for similar assets or liabilities exchanged in active or inactive markets; quoted prices for identical assets or liabilities exchanged in inactive markets; other inputs that may be considered in fair value determinations of the assets or liabilities, such as interest rates and yield curves, volatilities, prepayment speeds, loss severities, credit risks and default rates; and inputs that are derived principally from or corroborated by observable market data by correlation or other means. Fair values of investments in fixed maturity securities and notes payable and other borrowings are primarily based on price evaluations which incorporate market prices for identical instruments in inactive markets and market data available for instruments with similar characteristics. Pricing evaluations generally reflect discounted expected future cash flows, which incorporate yield curves for instruments with similar characteristics, such as credit rating, estimated duration and yields for other instruments of the issuer or entities in the same industry sector.

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

Financial instruments measured at fair value on a recurring basis are summarized, according to the hierarchy previously described, as follows (in millions).

	Total Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2012
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$2,652	$1,022	$1,628	$2
States, municipalities and political subdivisions	2,951	—	2,950	1
Foreign governments	10,991	4,582	6,409	—
Corporate bonds	12,297	—	11,645	652
Mortgage-backed securities	2,807	—	2,807	—
Investments in equity securities	89,115	89,018	65	32
Other investments	14,158	—	—	14,158
Loans and finance receivables (1)	13,016	—	1,019	11,997

Notes payable and other borrowings (1):
Insurance and other	14,186	—	14,186	—
Railroad, utilities and energy	38,697	—	38,697	—
Finance and financial products	14,549	—	13,667	882
Net derivative contract (assets)/liabilities:
Railroad, utilities and energy	411	31	405	(25)
Finance and financial products:
Equity index put options	7,810	—	—	7,810
Credit default obligations	1,086	—	—	1,086
Other	(73)	—	(51)	(22)

(1)	Not carried at fair value in our financial statements.

Notes To Consolidated Financial Statements (Continued)

Note 16.  Fair value measurements (Continued)

	Total Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$2,935	$843	$2,090	$2
States, municipalities and political subdivisions	3,070	—	3,069	1
Foreign governments	10,843	4,444	6,265	134
Corporate bonds	12,448	—	11,801	647
Mortgage-backed securities	2,892	—	2,892	—
Investments in equity securities	76,991	76,906	63	22
Other investments	11,669	—	—	11,669

Net derivative contract (assets)/liabilities:
Railroad, utilities and energy	265	12	276	(23)
Finance and financial products:
Equity index put options	8,499	—	—	8,499
Credit default obligations	1,472	—	—	1,472
Other	(88)	—	(48)	(40)

Reconciliations of assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the first quarter of 2012 and 2011 follow (in millions).

	Investments in fixed maturity securities	Investments in equity securities	Other investments	Net derivative contract (liabilities)
Balance at December 31, 2010	$801	$35	$17,589	$(8,222)
Gains (losses) included in:
Earnings	—	—	—	307
Other comprehensive income	(3)	9	(319)	—
Regulatory assets and liabilities	—	—	—	(13)
Dispositions	(31)	—	—	—
Settlements	—	—	—	(16)
Transfers out of Level 3	—	—	(5,500)	—
Balance at March 31, 2011	$767	$44	$11,770	$(7,944)

Balance at December 31, 2011	$784	$22	$11,669	$(9,908)
Gains (losses) included in:
Earnings	—	(1)	—	1,022
Other comprehensive income	6	11	2,489	(3)
Regulatory assets and liabilities	—	—	—	9
Dispositions	(6)	—	—	—
Settlements	—	—	—	31
Transfers out of Level 3	(129)	—	—	—
Balance at March 31, 2012	$655	$32	$14,158	$(8,849)

Notes To Consolidated Financial Statements (Continued)

Note 16.  Fair value measurements (Continued)

As of March 31, 2011, we transferred our investment in GS Preferred to Level 2 given the then pending redemption of that investment which occurred on April 18, 2011. There were no transfers into Level 3 for the first quarter of 2012 or 2011.  Gains and losses included in net earnings are included as components of investment gains/losses, derivative gains/losses and other revenues, as appropriate and are related to changes in valuations of derivative contracts and disposal or settlement transactions. Gains and losses included in other comprehensive income are included as components of net change in unrealized appreciation of investments and reclassification of investment appreciation in earnings, as appropriate in the Consolidated Statements of Comprehensive Income.

Quantitative information as of March 31, 2012, with respect to assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) follows (in millions).

	Fair value	Principal valuation techniques	Unobservable Input	Weighted Average
Other investments:
Preferred stocks	$11,307	Discounted cash flow	Expected duration	10 years
			Discount for transferability restrictions and subordination	97 Bps

Common stock warrants	2,851	Warrant pricing model	Discount for transferability and hedging restrictions	18%

Net derivative liabilities:
Equity index put options	7,810	Option pricing model	Volatility	22%

Credit default-states/municipalities	1,025	Discounted cash flow	Credit default spreads	120 Bps

For certain credit default and other derivative contracts where we could not corroborate that the fair values or the inputs were observable in the market, fair values were based on non-binding price indications obtained from third party sources.  Management reviewed these values relative to the terms of the contracts and concluded they were reasonable.  We did not adjust these prices and therefore, they have been excluded from the preceding table.

Our other investments consist of a few relatively large private placement transactions and include perpetual preferred stock and common stock warrants. These investments are subject to contractual restrictions on transferability and/or provisions that prevent us economically from hedging our investments.  In applying discounted estimated cash flow techniques in valuing the perpetual preferred stocks, we made assumptions regarding the expected durations of the investments, as the issuers have the right to redeem these investments. We also made estimates regarding the impact of subordination, as the preferred stock has a lower priority  in liquidation than the investment grade debt instruments of the issuers, which affected the discount rates. In valuing the common stock warrants, we used a warrant valuation model.  While most of the inputs to the model are observable, we are subject to the aforementioned contractual restrictions. We have applied discounts with respect to the contractual restrictions. Increases or decreases to these inputs would result in decreases or increases to the fair values.

Our equity index put option and credit default contracts are not exchange traded and certain contract terms are not standard in derivatives markets. For example, we are not required to post collateral under most of our contracts and many contracts have long durations, and therefore are illiquid. For these and other reasons, we classified these contracts as Level 3. The methods we use to value these contracts are those that we believe market participants would use in determining exchange prices with respect to our contracts.

We value equity index put option contracts based on the Black-Scholes option valuation model. Inputs to this model include current index price, contract duration, dividend and interest rate inputs (which include a Berkshire performance input) which are observable. However, the valuation of long-duration options is inherently subjective, given the lack of observable transactions and prices, and acceptable values may be subject to wide ranges. Expected volatility inputs represent our expectations after considering the remaining duration of each contract and that the contracts will remain outstanding until the expiration dates without offsetting transactions occurring in the interim. Increases or decreases in the volatility inputs will produce increases or decreases in the fair values.

Our state and municipality credit default contract values reflect credit default spreads, contract durations, interest rates, bond prices and other inputs believed to be used by market participants in estimating fair value. We utilize discounted cash flow valuation models, which incorporate the aforementioned inputs as well as our own estimates of credit default spreads for states and municipalities where there is no observable input. Increases or decreases to the credit default spreads will produce increases or decreases in the fair values.

Notes To Consolidated Financial Statements (Continued)

Note 17.    Business segment data

Revenues by segment for the first quarter of 2012 and 2011 were as follows (in millions).

	First Quarter
	2012	2011
Operating Businesses:
Insurance group:
Premiums earned:
GEICO	$4,016	$3,675
General Re	1,471	1,437
Berkshire Hathaway Reinsurance Group	2,071	1,944
Berkshire Hathaway Primary Group	507	426
Investment income	1,056	1,266
Total insurance group	9,121	8,748
BNSF	5,002	4,533
Finance and financial products	959	913
Marmon	1,793	1,674
McLane Company	8,073	7,767
MidAmerican	2,894	2,880
Other businesses *	9,296	7,208
	37,138	33,723
Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	896	(136)
Eliminations and other	113	133
	$38,147	$33,720

Earnings before income taxes by segment for the first quarter of 2012 and 2011 were as follows (in millions).

	First Quarter
	2012	2011
Operating Businesses:
Insurance group:
Underwriting gain (loss):
GEICO	$124	$337
General Re	81	(326)
Berkshire Hathaway Reinsurance Group	(191)	(1,343)
Berkshire Hathaway Primary Group	71	56
Net investment income	1,052	1,261
Total insurance group	1,137	(15)
BNSF	1,115	965
Finance and financial products	163	156
Marmon	269	222
McLane Company	102	82
MidAmerican	483	451
Other businesses *	1,069	675
	4,338	2,536
Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	896	(136)
Interest expense, excluding interest allocated to operating businesses	(66)	(51)
Eliminations and other	(237)	(115)
	$4,931	$2,234

*	Includes Lubrizol in 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings attributable to Berkshire are disaggregated in the table that follows. Amounts are after deducting income taxes and exclude earnings attributable to noncontrolling interests. Amounts are in millions.

	First Quarter
	2012	2011
Insurance – underwriting	$54	$(821)
Insurance – investment income	791	952
Railroad	701	607
Utilities and energy	338	301
Manufacturing, service and retailing *	854	558
Finance and financial products	104	96
Other	(177)	(100)
Investment and derivative gains/losses	580	(82)
Net earnings attributable to Berkshire	$3,245	$1,511

*	Includes Lubrizol in 2012.

Through our subsidiaries, we engage in a number of diverse business activities. Our operating businesses are managed on an unusually decentralized basis. There are essentially no centralized or integrated business functions (such as sales, marketing, purchasing, legal or human resources) and there is minimal involvement by our corporate headquarters in the day-to-day business activities of the operating businesses. Our senior corporate management team participates in and is ultimately responsible for significant capital allocation decisions, investment activities and the selection of the Chief Executive to head each of the operating businesses. It also is responsible for establishing and monitoring Berkshire’s corporate governance efforts, including, but not limited to, communicating the appropriate “tone at the top” messages to its employees and associates, monitoring governance efforts at the operating businesses, and participating in the resolution of governance-related issues as needed. The business segment data (Note 17 to the Consolidated Financial Statements) should be read in conjunction with this discussion. We completed the acquisition of The Lubrizol Corporation on September 16, 2011 and its results are included for the first quarter of 2012 as a component of manufacturing, service and retailing businesses in the preceding table.

During the first quarter of 2011, insurance underwriting results of our reinsurance operations included after-tax losses of approximately $1.1 billion from several significant catastrophe events. We incurred no significant losses from catastrophes during the first quarter of 2012.

Investment and derivative gains/losses in the first quarter included after-tax gains from derivative contracts of $650 million in 2012 and $176 million in 2011. Investment and derivative gains/losses in the first quarter also included after-tax other-than-temporary impairment (“OTTI”) losses of $219 million in 2012 and $322 million in 2011.  In 2012, the OTTI losses related to fixed maturity investments in a single issuer where we concluded that we are unlikely to receive all contractual cash flows when due. In 2011, the OTTI losses related to certain equity securities. We believe that realized investment gains/losses and OTTI losses are often meaningless in terms of understanding our reported results or evaluating our economic performance.  These gains and losses and changes in the equity and credit markets from period to period have caused and will likely continue to cause significant volatility in our periodic earnings.

Insurance—Underwriting

We engage in both primary insurance and reinsurance of property and casualty risks. In primary insurance activities, we assume defined portions of the risks of loss from persons or organizations that are directly subject to the risks. In reinsurance activities, we assume defined portions of similar or dissimilar risks that other insurers or reinsurers have subjected themselves to in their own insuring activities. Our insurance and reinsurance businesses are: (1) GEICO, (2) General Re, (3) Berkshire Hathaway Reinsurance Group (“BHRG”) and (4) Berkshire Hathaway Primary Group. General Re and BHRG also reinsure life and health risks.

Our management views insurance businesses as possessing two distinct operations – underwriting and investing. Underwriting decisions are the responsibility of the unit managers; investing decisions, with limited exceptions, are the responsibility of Berkshire’s Chairman and CEO, Warren E. Buffett. Accordingly, we evaluate the performance of underwriting operations without any allocation of investment income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Underwriting (Continued)

Our periodic underwriting results are affected significantly by changes in estimates for unpaid losses and loss adjustment expenses, including amounts established for occurrences in prior years. The timing and amount of catastrophe losses can produce significant volatility in our periodic underwriting results, particularly with respect to BHRG and General Re. We incurred no significant losses from catastrophes occurring in the first quarter of 2012. In the first quarter of 2011, we recorded aggregate estimated pre-tax losses of approximately $1.7 billion arising from several catastrophe events, including the earthquakes in Japan and New Zealand, as well as a cyclone and floods in Australia.  Our periodic underwriting results may also include significant foreign currency transaction gains and losses arising from the changes in the valuations of certain non-U.S. Dollar denominated reinsurance liabilities as a result of foreign currency exchange rate fluctuations.

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

A summary follows of underwriting results from our insurance businesses. Amounts are in millions.

	First Quarter
	2012	2011
Underwriting gain (loss) attributable to:
GEICO	$124	$337
General Re	81	(326)
Berkshire Hathaway Reinsurance Group	(191)	(1,343)
Berkshire Hathaway Primary Group	71	56
Pre-tax underwriting gain (loss)	85	(1,276)
Income taxes and noncontrolling interests	31	(455)
Net underwriting gain (loss)	$54	$(821)

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

	First Quarter
	2012		2011
	Amount	%	Amount	%
Premiums earned	$4,016	100.0	$3,675	100.0
Losses and loss adjustment expenses	2,933	73.0	2,653	72.2
Underwriting expenses	959	23.9	685	18.6
Total losses and expenses	3,892	96.9	3,338	90.8
Pre-tax underwriting gain	$124		$337

Premiums earned in the first quarter of 2012 increased $341 million (9.3%) to $4,016 million. The growth in premiums earned for voluntary auto was 9.3%, as policies-in-force increased 6.5% during the past year. The increase in policies-in-force reflects a decrease of 2.7% in voluntary auto new business sales compared with the strong new business sales in the first quarter of 2011. Voluntary auto policies-in-force at March 31, 2012 were approximately 287,000 greater than at December 31, 2011.  In recent years, the growth in voluntary auto policies-in-force has been the greatest during the first quarter.

Losses and loss adjustment expenses incurred in the first quarter of 2012 were $2,933 million, an increase of $280 million (10.6%) versus the first quarter of 2011. The loss ratio (the ratio of losses and loss adjustment expenses incurred to premiums earned) was 73.0% in the first quarter of 2012 compared to 72.2% in 2011. The increase in the loss ratio in the first quarter of 2012 reflected higher average injury and physical damage severities estimates. In the first quarter of 2012, bodily injury severities estimates generally increased in the one to two percent range over 2011, while physical damage severities increased in the six to nine percent range.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance —Underwriting (Continued)

GEICO (Continued)

Underwriting expenses in the first quarter of 2012 were $959 million, an increase of $274 million (40.0%) over 2011. The increase was primarily the result of a change in U.S. GAAP accounting standards regarding deferred policy acquisition costs (“DPAC”), which represent certain underwriting costs that are eligible to be capitalized and expensed over the policy period as the related premiums are earned. As a result of adopting the new accounting standard, beginning in 2012, GEICO ceased deferring a large portion of its direct advertising cost. Through prospective adoption of the new accounting standard, DPAC as of December 31, 2011 will be amortized to expense over the remainder of the related policy periods. Acquisition costs related to policies written and renewed after December 31, 2011 will be deferred at lower levels than in the past. The new accounting standard for DPAC does not impact the cash basis underwriting costs or our assessment of GEICO’s underwriting performance. However, the new standard accelerates the timing of when underwriting costs are recognized in earnings.

We estimate that GEICO’s underwriting expenses for the first quarter of 2012 would have been about $250 million less had we computed DPAC under the prior standard and that its expense ratio in 2012 would have been less than 2011. We anticipate that substantially all the effect of transitioning to this new standard will be completed by the end of the third quarter of 2012. Thereafter, we expect that the amount of GEICO underwriting expenses reported in earnings will decline to near the historical levels as measured by the ratio of underwriting expenses to premiums earned.

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

	First Quarter
	Premiums earned		Pre-tax underwriting gain (loss)
	2012	2011	2012	2011
Property/casualty	$735	$715	$46	$(324)
Life/health	736	722	35	(2)
	$1,471	$1,437	$81	$(326)

Property/casualty

Property/casualty premiums earned in the first quarter of 2012 were $735 million, an increase of $20 million (2.8%) compared to 2011. Excluding the effects of foreign currency exchange rate changes, premiums earned in the first quarter of 2012 increased $31 million (4.3%), which was primarily due to increases in international treaty business.  Price competition in most property and casualty lines persists. Our underwriters continue to exercise discipline by not accepting offers to write business where prices are deemed inadequate. We remain prepared to increase premium volumes should market conditions improve.

Underwriting results in the first quarter of 2012 included underwriting gains of $66 million from property business, offset in part by underwriting losses of $20 million from casualty/workers’ compensation business. The property underwriting gains reflect an absence of significant catastrophe losses as well as underwriting gains from the run-off of prior years’ business. The timing and magnitude of catastrophe and large individual losses has produced and is expected to continue to produce significant volatility in periodic underwriting results.  The underwriting losses from casualty/workers’ compensation business included $26 million from loss reserve discount accretion and deferred charge amortization.

Underwriting losses in the first quarter of 2011 consisted of  $355 million of losses from property business offset in part by underwriting gains of $31 million from casualty/workers’ compensation businesses. The property results included $491 million of catastrophe losses incurred, which were primarily from the earthquakes in Japan and New Zealand.  The underwriting gains of $31 million from casualty/workers’ compensation business reflected overall favorable run-off of prior years’ casualty loss reserves.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance —Underwriting (Continued)

General Re (Continued)

Life/health

Premiums earned in the first quarter of 2012 were $736 million, an increase of $14 million (1.9%) over 2011.  Adjusting for the effects of foreign currency exchange rate changes, premiums earned increased 4.1% over the first quarter of 2011. The increase in premiums earned was primarily due to increased non-U.S. life business. The life/health operations produced an underwriting gain of $35 million in 2012 as compared to an underwriting loss of $2 million in 2011.  The first quarter of 2012 underwriting gain was primarily due to lower than expected mortality. The loss in the first quarter of 2011 included $40 million of incurred losses related to the earthquakes in Japan and New Zealand and also reflected increases in frequency and severity of life and health claims in the U.S.

Berkshire Hathaway Reinsurance Group (“BHRG”)

Through BHRG, we underwrite excess-of-loss reinsurance and quota-share coverages on property and casualty risks for insurers and reinsurers worldwide. BHRG’s business includes catastrophe excess-of-loss reinsurance and excess primary and facultative reinsurance for large or otherwise unusual property risks referred to as individual risk. BHRG also writes retroactive reinsurance, which provides indemnification of losses and loss adjustment expenses with respect to past loss events. Other multi-line business refers to other property and casualty business written on both a quota-share and excess basis and includes a quota-share contract with Swiss Reinsurance Company Ltd. (“Swiss Re”) covering a 20% share of substantially all of Swiss Re’s property/casualty contracts incepting between January 1, 2008 and December 31, 2012. We currently do not anticipate that the Swiss Re quota-share contract will be renewed or extended. BHRG’s underwriting activities also include life reinsurance and annuity business. BHRG’s underwriting results are summarized in the table below. Amounts are in millions.

	First Quarter
	Premiums earned		Pre-tax underwriting gain (loss)
	2012	2011	2012	2011
Catastrophe and individual risk	$134	$189	$82	$(273)
Retroactive reinsurance	298	143	(73)	(155)
Other multi-line property/casualty	1,125	1,133	(130)	(910)
Life and annuity	514	479	(70)	(5)
	$2,071	$1,944	$(191)	$(1,343)

Premiums earned in the first quarter of 2012 from catastrophe and individual risk contracts declined $55 million (29%) versus the first quarter of 2011. The level of business written in a given period will vary significantly due to changes in market conditions and management’s assessment of the adequacy of premium rates. We have generally constrained the volume of business written in recent years as premium rates have not been attractive enough to warrant increasing volume.  However, we have the capacity and willingness to write substantially more business when appropriate pricing can be obtained.

Catastrophe and individual risk underwriting results for the first quarter of 2012 reflected no significant losses from catastrophe events, while results for the first quarter of 2011 included estimated losses of $454 million from the earthquakes in Japan and New Zealand.  Catastrophe and individual risk contracts may provide exceptionally large limits of indemnification and cover catastrophe risks (such as hurricanes, earthquakes or other natural disasters) or other property and liability risks. The timing and magnitude of losses produces extraordinary volatility in periodic underwriting results of this business.

Retroactive reinsurance policies generally provide very large, but limited, indemnification of losses and loss adjustment expenses with respect to past loss events that are generally expected to be paid over long periods of time. Underwriting results attributable to retroactive reinsurance include the recurring periodic amortization of deferred charges that are established with respect to these contracts. At the inception of a contract, deferred charges represent the difference between the premium received and the estimated ultimate losses payable. Deferred charges are subsequently amortized over the estimated claims payment period using the interest method, which reflects estimates of the timing and amount of loss payments. The original estimates of the timing and amount of loss payments are analyzed against actual experience and as necessary are revised based on an actuarial evaluation of the expected remaining losses. Amortization charges and deferred charge adjustments resulting from changes to the estimated timing and amount of future loss payments are included as a component of losses and loss adjustment expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance —Underwriting (Continued)

Berkshire Hathaway Reinsurance Group (“BHRG”) (Continued)

The underwriting losses from retroactive policies for the first quarter of 2012 and 2011 primarily represent the amortization of deferred charges. At March 31, 2012 and December 31, 2011, unamortized deferred charges for all of BHRG’s retroactive contracts were approximately $3.9 billion and $4.0 billion, respectively. Gross unpaid losses from retroactive reinsurance contracts were approximately $18.6 billion at March 31, 2012 compared to approximately $18.8 billion as of December 31, 2011.

Premiums earned in the first quarters of 2012 and 2011 from other multi-line property and casualty business included $746 million and $785 million, respectively, from the Swiss Re quota-share contract. Other multi-line property and casualty underwriting losses in the first quarters of 2012 and 2011 were $130 million and $910 million, respectively. Underwriting results can be significantly impacted by the timing and magnitude of catastrophe losses (arising primarily from the Swiss Re quota-share contract) and fluctuations in foreign currency exchange rates. While there were no significant catastrophe loss events in 2012, we increased liability estimates for prior years’ losses by approximately $53 million.  Underwriting results in the first quarter of 2011 included estimated catastrophe losses of $701 million from the Swiss Re quota-share contract.  Other multi-line property and casualty underwriting results also included losses of $135 million in the first quarter of 2012 and $173 million in the first quarter of 2011 arising from the conversion of certain reinsurance liabilities denominated in foreign currencies into U.S. Dollars.

Life and annuity premiums earned in the first quarters of 2012 and 2011 primarily derive from life reinsurance contracts, including a contract with Swiss Re Life & Health America Inc. covering yearly renewable term risks. Underwriting losses of the life and annuity business were $70 million for the first quarter of 2012 and $5 million for the first quarter of 2011. For the first quarter, the life reinsurance business produced an underwriting loss of $21 million in 2012 compared to an underwriting gain of $16 million in 2011. The underwriting results of the life and annuity business also include underwriting losses related to a portfolio of annuity contracts, most of which were written several years ago. For the first quarter, the annuity business generated underwriting losses of $49 million in 2012 and $21 million in 2011. The increase in annuity underwriting losses in 2012 was primarily attributable to unfavorable foreign currency exchange rate changes and lower mortality gains.  At March 31, 2012 and December 31, 2011, annuity liabilities were approximately $2.15 billion and $2.07 billion, respectively.

Berkshire Hathaway Primary Group

Our primary insurance group consists of a wide variety of independently managed insurance businesses that principally write liability coverages for commercial accounts. These businesses include: Medical Protective Corporation and Princeton Insurance Company (acquired as of December 30, 2011), providers of professional liability insurance to physicians, dentists and other healthcare providers; National Indemnity Company’s primary group, writers of commercial motor vehicle and general liability coverages; U.S. Investment Corporation, whose subsidiaries underwrite specialty insurance coverages; a group of companies referred to internally as “Berkshire Hathaway Homestate Companies,” providers of commercial multi-line insurance, including workers’ compensation; Central States Indemnity Company, a provider of credit and disability insurance to individuals nationwide through financial institutions; Applied Underwriters, a provider of integrated workers’ compensation solutions; and BoatU.S., a writer of insurance for owners of boats and small watercraft.

Premiums earned in the first quarter by our various primary insurers were $507 million in 2012 and $426 million in 2011. The increase in premiums earned in 2012 was primarily due to increased volume from the Berkshire Hathaway Homestate Companies and premiums from Princeton Insurance Company. Premium volume of our primary insurers, in general, continues to be constrained by market conditions. We have the capacity and desire to write substantially more volume if market conditions improve. For the first quarter, our primary insurers produced underwriting gains of $71 million in 2012 and $56 million in 2011. Underwriting gains as a percentage of premiums earned for the first quarter of 2012 was 14%, which was relatively unchanged from 2011.

Insurance—Investment Income

A summary of net investment income of our insurance operations follows. Amounts are in millions.

	First Quarter
	2012	2011
Investment income before income taxes and noncontrolling interests	$1,052	$1,261
Income taxes and noncontrolling interests	261	309
Net investment income	$791	$952

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

 Insurance —Underwriting (Continued)

Insurance—Investment Income (Continued)

Investment income consists of interest and dividends earned on cash and investments of our insurance businesses. Pre-tax investment income in the first quarter of 2012 was $1,052 million, a decline of $209 million (17%) from 2011. The decline in investment income in 2012 was attributable to the redemptions in 2011 of our investments in Goldman Sachs 10% Preferred Stock (approximately 87% of the $5 billion aggregate investment was held by insurance subsidiaries) and in General Electric 10% Preferred Stock ($3 billion). Dividends earned by insurance subsidiaries from these investments were $278 million in the first quarter of 2011. Our investment income earned over the remainder of 2012 will likely be negatively affected by these redemptions, given the comparatively lower yields currently available from new investment opportunities. In 2012, investment income was favorably impacted by increased dividend rates with respect to several of our common stock holdings. Investment income for the first quarter of 2012 also included dividends earned from our investment in Bank of America 6% Preferred Stock; of which our insurance subsidiaries hold $4 billion in aggregate liquidation amount.

Invested assets derive from shareholder capital and reinvested earnings as well as net liabilities under insurance contracts or “float.” The major components of float are unpaid losses, life, annuity and health benefit liabilities, unearned premiums and other liabilities to policyholders less premiums and reinsurance receivables, deferred charges assumed under retroactive reinsurance contracts and deferred policy acquisition costs. Float approximated $71.7 billion at March 31, 2012 and $70.6 billion at December 31, 2011. In the first quarter of 2012, the cost of float, as represented by the ratio of our underwriting gain or loss to average float, was negative as our insurance group generated a net underwriting gain. For the first quarter of 2011, the cost of float was approximately 2%, as our insurance businesses, in the aggregate, generated a net underwriting loss.

A summary of cash and investments held in our insurance businesses follows. Other investments include our investments in Wrigley, Dow Chemical and Bank of America as well as warrants to acquire common shares of Goldman Sachs, General Electric and Bank of America (See Note 6 to the Consolidated Financial Statements). Amounts are in millions.

	March 31,	Dec. 31,
	2012	2011
Cash and cash equivalents	$21,082	$21,571
Equity securities	87,625	75,759
Fixed maturity securities	29,407	29,899
Other	14,986	13,111
	$153,100	$140,340

Fixed maturity investments as of March 31, 2012 were as follows. Amounts are in millions.

	Amortized cost	Unrealized gains/losses	Fair value
U.S. Treasury, U.S. government corporations and agencies	$2,621	$31	$2,652
States, municipalities and political subdivisions	2,749	202	2,951
Foreign governments	9,479	253	9,732
Corporate bonds, investment grade	5,093	741	5,834
Corporate bonds, non-investment grade	5,082	742	5,824
Mortgage-backed securities	2,134	280	2,414
	$27,158	$2,249	$29,407

All U.S. government obligations are rated AA+ or Aaa by the major rating agencies and approximately 85% of all state, municipal and political subdivisions, foreign government obligations and mortgage-backed securities were rated AA or higher. Non-investment grade securities represent securities that are rated below BBB- or Baa3. Foreign government securities include obligations issued or unconditionally guaranteed by national or provincial government entities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Railroad (“BNSF”)

We acquired control of Burlington Northern Santa Fe Corporation, (“BNSF”), on February 12, 2010. BNSF operates one of the largest railroad systems in North America with approximately 32,000 route miles of track in 28 states and two Canadian provinces. BNSF’s major business groups are classified by product shipped and include consumer products, coal, industrial products and agricultural products. Earnings of BNSF are summarized below (in millions).

	First Quarter
	2012	2011
Revenues	$5,002	$4,533
Operating expenses	3,739	3,432
Interest expense	148	136
	3,887	3,568
Pre-tax earnings	1,115	965
Income taxes	414	358
Net earnings	$701	$607

Revenues for the first quarter of 2012 were approximately $5.0 billion, an increase of $469 million (10%) over 2011. Revenues from each of the four business groups increased as compared to 2011, reflecting a 7% increase in average revenues per car/unit, as well as a 3% increase in the volume of cars/units handled. Revenues in each period include fuel surcharges to customers under programs intended to recover incremental fuel costs when fuel prices exceed threshold fuel prices. Fuel surcharges increased by 16% as compared to 2011 which is reflected in average revenue per car/unit.

The 3% increase in volume is comprised of increases of 6% and 11% in cars/units handled in the consumer products and industrial products groups, respectively, combined with 4% and 5% decreases in volume for coal products and agricultural products, respectively. The consumer products volume increase was attributable primarily to higher domestic intermodal and automotive volume. The decline in coal unit volume was attributable to decreased coal demand as a result of low natural gas prices, a mild winter and rising utility stockpiles. Industrial products volume increased primarily as a result of increased shipments of petroleum products, as well as increased steel and sand shipments. Agricultural product volume decreased due to a decline in wheat shipments for export partially offset by higher U.S. corn shipments.

Operating expenses in the first quarter of 2012 were approximately $3.7 billion, representing an increase of $307 million (9%) over 2011. Fuel expenses increased $156 million in 2012 primarily due to higher fuel prices and volume increases, partially offset by improved fuel efficiency. Compensation and benefits expenses increased $42 million, reflecting volume-related costs, as well as inflation. Purchased services expenses increased $22 million due primarily to volume-related and locomotive maintenance costs. Materials and other expenses increased $61 million due to an unfavorable arbitration ruling in 2012.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Utilities and Energy (“MidAmerican”) (Continued)

Revenues and earnings from MidAmerican are summarized below. Amounts are in millions.

	First Quarter
	Revenues		Earnings
	2012	2011	2012	2011
PacifiCorp	$1,209	$1,132	$208	$190
MidAmerican Energy Company	881	985	56	71
Natural gas pipelines	302	297	160	155
Northern Powergrid	263	253	124	122
Real estate brokerage	213	191	(1)	(10)
Other	26	22	18	3
	$2,894	$2,880
Earnings before corporate interest and income taxes			565	531
Corporate interest			(82)	(80)
Interest on Berkshire junior debt			—	(5)
Income taxes and noncontrolling interests			(108)	(115)
Net earnings			$375	$331

Earnings attributable to Berkshire *			$338	$301
Debt owed to others at March 31			20,698	19,882
Debt owed to Berkshire at March 31			—	165

*	Net of noncontrolling interests and includes interest earned by Berkshire (net of related income taxes).

PacifiCorp’s first quarter of 2012 revenues were $1,209 million, an increase of $77 million (7%) over the first quarter of 2011. The increase reflected higher retail revenues ($48 million) and wholesale and other revenues ($24 million). The increase in retail revenues included higher regulator approved cost-based prices ($60 million), and was partially offset by lower retail customer load ($12 million) attributable to the impacts of mild weather on residential loads in PacifiCorp's eastern service territory. The increase in wholesale and other revenues was due to higher volumes of $32 million on higher short-term sales from increased thermal generation availability and improved natural gas spark spreads, partially offset by lower average market prices on short-term wholesale sales. Additionally, renewable energy credit revenue increased $16 million.

PacifiCorp’s earnings before corporate interest and income taxes (“EBIT”) in the first quarter of 2012 were $208 million, an increase of $18 million (9%) over the first quarter of 2011. Earnings were favorably impacted by higher revenues and lower interest expense, which were largely offset by higher energy costs ($62 million) and higher depreciation and amortization ($6 million). Energy costs in 2012 increased due to reduced gains from electricity swap settlements ($51 million), higher thermal generation and the impact of energy adjustment mechanisms ($15 million), and were partially offset by lower purchased power volumes.

MEC’s first quarter 2012 revenues of $881 million declined $104 million (11%) and its EBIT of $56 million declined $15 million (21%) from the first quarter of 2011. MEC’s regulated electric revenues and earnings in the first quarter of 2012 were relatively unchanged from 2011.  Regulated natural gas revenues decreased $70 million (21%) for the first quarter of 2012 compared to the first quarter of 2011 primarily attributable to lower average per-unit cost of gas sold and an 8% decline in volumes sold as a result of unseasonably warm weather. Nonregulated and other operating revenues decreased $38 million due to lower electricity and natural gas prices and volumes.  The decline in EBIT was primarily attributable to lower regulated natural gas volume-related margins and lower non regulated electric margins, partially offset by lower interest expense.

Natural gas pipeline revenues increased $5 million (2%) for the first quarter of 2012 compared to the first quarter of 2011. The revenue increase was primarily due to increased capacity from Kern River’s Apex Expansion project, which was placed in service in October of 2011, and from better natural gas price spreads, partially offset by contract expirations. Natural gas pipeline EBIT increased $5 million (3%) for the first quarter of 2012 versus 2011 which was primarily due to the higher revenues, partially offset by higher depreciation associated with the Kern River Apex Expansion project.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Utilities and Energy (“MidAmerican”) (Continued)

Northern Powergrid’s revenues increased $10 million (4%) in the first quarter of 2012 compared to the first quarter of 2011. The increase was primarily due to higher distribution revenues ($18 million), partially offset by the stronger U.S. Dollar ($5 million). Distribution revenues increased due to comparatively higher rates ($31 million), partially offset by comparatively lower recoveries of certain regulatory provisions and lower volumes. EBIT in the first quarter of 2012 was relatively unchanged from 2011 as the aforementioned revenue increase was substantially offset by higher pension expense.

Revenues and EBIT of the real estate brokerage business improved by $22 million and $9 million, respectively, for the first quarter of 2012 compared to the first quarter of 2011 primarily due to a 14% increase in closed sales transactions, partially offset by a 5% decrease in average home sale prices.

Manufacturing, Service and Retailing

A summary of revenues and earnings of our manufacturing, service and retailing businesses follows. Amounts are in millions.

	First Quarter
	Revenues		Earnings
	2012	2011	2012	2011
Marmon	$1,793	$1,674	$269	$222
McLane Company	8,073	7,767	102	82
Other manufacturing	6,504	4,553	815	444
Other service	2,047	1,968	205	200
Retailing	745	687	49	31
	$19,162	$16,649
Pre-tax earnings			1,440	979
Income taxes and noncontrolling interests			586	421
			$854	$558

Marmon

Through Marmon, we operate approximately 150 manufacturing and service businesses that operate independently within eleven diverse business sectors.  Marmon’s first quarter 2012 revenues were approximately $1.8 billion, an increase of $119 million (7%) as compared to the first quarter of 2011. Overall, eight of the eleven business sectors generated increased revenues compared to the first quarter of 2011. Nearly half of the increase in revenues was attributable to recent bolt-on business acquisitions in the Crane Services, Highway Technologies and Engineered Wire & Cable sectors.  In addition, the Transportation Services & Engineered Products, Distribution Services and Highway Technologies sectors (excluding acquisitions) generated significant revenue increases in the first quarter of 2012.  The revenue increases were partially offset by significantly lower comparative revenues from the Flow Products and Retail Store Fixtures sectors. The Retail Store Fixtures sector continues to be impacted by significantly reduced activity of its major customer.  The Flow Products revenues were impacted by lower copper prices, as well as by lower volume from its industrial customers.

Pre-tax earnings were $269 million in the first quarter of 2012, an increase of $47 million (21%) as compared to the first quarter of 2011.  All but two sectors produced comparable or increased pre-tax earnings in the first quarter of 2012 as compared to the first quarter of 2011. The aforementioned business acquisitions accounted for approximately 20% of the pre-tax earnings increase in the first quarter of 2012. In addition, the Transportation Services & Engineered Products, Distribution Services, Highway Technologies and Engineered Wire & Cable sectors (excluding acquisitions) generated significant increases in pre-tax earnings, while earnings from the Retail Store Fixtures and Flow Products sectors declined for the reasons indicated above.  Pre-tax earnings as a percent of revenues was 15.0% in the first quarter of 2012 compared to 13.3% in the first quarter of 2011.  The improvement in earnings as a percent of revenues reflects the continued emphasis of Marmon’s business model which fosters margin growth. In addition to the impact of recent acquisitions, improvements in revenues and pre-tax earnings generally reflected continued strength in some of Marmon’s end markets, increased product innovation and ongoing efforts to control overhead costs.

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

Revenues for the first quarter of 2012 were $8,073 million, an increase of $306 million (3.9%) over 2011, reflecting revenue increases from the grocery, foodservice and beverage distribution operations. Pre-tax earnings in the first quarter of 2012 were $102 million, an increase of $20 million over 2011. The increase in pre-tax earnings was primarily attributable to the favorable impact of changes in LIFO inventory reserves and comparatively lower professional fees.

Other manufacturing

Our other manufacturing businesses include several manufacturers of building products (Acme Building Brands, Benjamin Moore, Johns Manville, Shaw and MiTek) and apparel (led by Fruit of the Loom which includes the Russell athletic apparel and sporting goods business and the Vanity Fair Brands women’s intimate apparel business). Also included in this group are Forest River, a leading manufacturer of recreational vehicles, IMC Metalworking Companies (“ISCAR”), an industry leader in the metal cutting tools business with operations worldwide and CTB, a manufacturer of equipment and systems for the livestock and agricultural industries. Other manufacturing businesses also include The Lubrizol Corporation (“Lubrizol”), a specialty chemical manufacturer that we acquired on September 16, 2011.

Revenues from our other manufacturing activities for the first quarter of 2012 were $6,504 million, an increase of $1,951 million (43%) over 2011. In 2012, revenues from Lubrizol were $1,576 million. For the first quarter of 2012, we also experienced revenue increases from sales of building products (7.5%), recreational vehicles (19.6%) and apparel (6.5%). While revenues in 2012 from the building products group increased over 2011, these businesses, generally, continue to be negatively impacted by slow construction activity, particularly in the single-family housing markets.

Pre-tax earnings of our other manufacturing businesses in the first quarter of 2012 were $815 million, an increase of $371 million (84%) versus 2011, which was primarily due to the inclusion of Lubrizol’s earnings. Excluding the impact of Lubrizol, earnings in the first quarter of 2012 increased $72 million (16%) compared to 2011.  The increase was primarily attributable to increased earnings from our building products businesses. With the exception of bricks, all of our building products businesses as well as ISCAR and several of our other diverse manufacturing businesses generated higher earnings in 2012 over 2011 somewhat offset by decreased earnings from our apparel businesses. Also, several of our manufacturers experienced higher commodity costs of certain raw materials, as well as higher energy costs over the past year. As a result, we have increased selling prices for certain products. To the extent that costs continue to stay at current elevated levels or increase, further selling price actions will likely be necessary.

Other service

Our other service businesses include NetJets, the world’s leading provider of fractional ownership programs for general aviation aircraft and FlightSafety, a provider of high technology training to operators of aircraft. Among the other businesses included in this group are: TTI, a leading electronic components distributor; Business Wire, a leading distributor of corporate news, multimedia and regulatory filings; Pampered Chef, a direct seller of high quality kitchen tools; Dairy Queen, which licenses and services a system of over 6,100 stores that offer prepared dairy treats and food; Buffalo News and the Omaha World-Herald (acquired at the end of 2011), publishers of daily and Sunday newspapers; and businesses that provide management and other services to insurance companies.

Revenues of our other service businesses were $2,047 million in the first quarter of 2012, an increase of $79 million (4%) compared to 2011. Pre-tax earnings were $205 million in the first quarter of 2012, an increase of $5 million (2.5%) versus 2011.  The increase in revenues in 2012 was primarily attributable to the inclusion of the Omaha World-Herald and revenue increases from FlightSafety and NetJets. The increase in earnings in 2012 reflected increased earnings at NetJets, partially offset by lower earnings from TTI.  The improvement in comparative first quarter earnings of NetJets, was largely due to fees incurred in the first quarter of 2011 to cancel certain aircraft purchases under a purchase agreement entered into several years earlier and lower foreign currency exchange losses affecting operations outside of the United States in 2012. In the first quarter of 2011, TTI experienced very strong demand, which favorably impacted revenues and earnings. Over the last half of 2011 and into the first quarter of 2012, demand softened and price competition intensified, which put downward pressure on TTI’s margins. As a result, TTI’s pre-tax earnings for the first quarter of 2012 declined 22% versus the first quarter of 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Manufacturing, Service and Retailing (Continued)

Retailing

Our retailing operations consist of four home furnishings businesses (Nebraska Furniture Mart, R.C. Willey, Star Furniture and Jordan’s), three jewelry businesses (Borsheims, Helzberg and Ben Bridge) and See’s Candies. Revenues and pre-tax earnings in the first quarter of 2012 from the retailing businesses increased $58 million (8%) and $18 million (58%), respectively, over the first quarter of 2011. First quarter 2012 revenues of the home furnishings businesses increased $42 million (9%) over 2011, while pre-tax earnings in 2012 increased $13 million (53%).

Finance and Financial Products

Our finance and financial products businesses include manufactured housing and finance (“Clayton Homes”), transportation equipment leasing (“XTRA”), furniture leasing (“CORT”) as well as various miscellaneous financing activities. A summary of revenues and earnings from our finance and financial products businesses follows. Amounts are in millions.

	First Quarter
	Revenues		Earnings
	2012	2011	2012	2011
Manufactured housing and finance	$718	$671	$40	$32
Furniture/transportation equipment leasing	176	169	26	21
Other	65	73	97	103
	$959	$913
Pre-tax earnings			163	156
Income taxes and noncontrolling interests			59	60
			$104	$96

Revenues of Clayton Homes in the first quarter of 2012 were $718 million, an increase of $47 million (7%) over 2011. Revenues from home sales in the first quarter of 2012 increased $63 million (22%) over 2011, due to a 32% increase in units sold partially offset by a lower average price per unit due primarily to product mix changes. Financial services revenues for the first quarter of 2012 declined $16 million from 2011, due primarily to lower interest income from installment loans.  Installment loan and finance receivable balances were approximately $12.7 billion, a decrease of approximately $200 million from December 31, 2011. Clayton Homes pre-tax earnings were $40 million for the first quarter of 2012, an increase of $8 million (25%) over 2011, which was primarily attributable to the increase in unit sales and gross sales margins, partially offset by lower financial services earnings.

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

Revenues and pre-tax earnings of CORT and XTRA increased slightly in 2012 compared to 2011. The increases primarily reflected higher furniture rental income.

Earnings from our other finance business activities include investment income from a portfolio of fixed maturity and equity investments and from a small portfolio of long-held commercial real estate loans. In addition, other earnings include income from interest rate spreads charged to Clayton Homes on borrowings (approximately $11.3 billion as of March 31, 2012) by a Berkshire financing subsidiary. The borrowings were made to fund the loans to Clayton Homes. A corresponding charge is reflected in Clayton Homes’ earnings. In addition, other finance business earnings for the first quarter include guaranty fee income of $9 million in 2012 and $11 million in 2011 from NetJets. Corresponding expenses are recorded by NetJets, which reduced its earnings in both periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Investment and Derivative Gains/Losses

A summary of investment and derivative gains and losses and other-than-temporary impairment losses on investments follows. Amounts are in millions.

	First Quarter
	2012	2011
Investment gains/losses	$231	$99
Other-than-temporary impairment losses on investments	(337)	(506)
Derivative gains/losses	1,002	271
Gains/losses before income taxes and noncontrolling interests	896	(136)
Income taxes and noncontrolling interests	316	(54)
Net gains/losses	$580	$(82)

Investment gains/losses arise primarily from the sale or redemption of investments. The timing of gains or losses from sales or redemptions can have a material effect on periodic earnings. Investment gains and losses usually have minimal impact on the periodic changes in our consolidated shareholders’ equity since most of our investments are regularly recorded at fair value in the Consolidated Balance Sheets with the unrealized gains and losses included in shareholders’ equity as a component of accumulated other comprehensive income.

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

Other-than-temporary impairment (“OTTI”) losses in the first quarter of 2012 were related to our investments in Texas Competitive Electric Holdings bonds. In 2011, OTTI losses related to our investments in Kraft Foods ($169 million) and Wells Fargo ($337 million). The OTTI losses recorded in the first quarters of 2012 and 2011 had no impact whatsoever on the asset values recorded in our Consolidated Balance Sheets or on our consolidated shareholders’ equity as of March 31, 2012 and 2011. Although we have periodically recorded OTTI losses in earnings in the past, we continue to hold positions in many of these securities. The recognition of such losses in earnings rather than in accumulated other comprehensive income does not necessarily indicate that sales are imminent or planned and sales ultimately may not occur for numerous years or even decades. Furthermore, the recognition of OTTI losses does not necessarily indicate that the loss in value of the security is permanent or that the market price of the security will not subsequently increase to and ultimately exceed our original cost.

We consider several factors in determining whether or not impairments are deemed to be other than temporary, including the current and expected long-term business prospects and if applicable, the creditworthiness of the issuer, our ability and intent to hold the investment until the price recovers and the length of time and relative magnitude of the price decline. Security prices may remain below cost for a period of time that may be deemed excessive from the standpoint of interpreting existing accounting rules, even though other factors suggest that the prices will eventually recover. As a result, accounting regulations may require that we recognize OTTI losses in earnings in instances where we may strongly believe that the market price of the impaired security will recover to at least our original cost and where we possess the ability and intent to hold the security until, at least, that time.

As of March 31, 2012, unrealized losses on our investments in equity securities (determined on an individual purchase lot basis) were $274 million. Unrealized losses averaged 8% of cost. In our judgment, the future earnings potential and underlying business economics of these companies are favorable and we possess the ability and intent to hold these securities until their prices recover. Changing market conditions and other facts and circumstances may change the business prospects of these issuers as well as our ability and intent to hold these securities until their prices recover.

Our derivative contracts generated gains of $1,002 million in the first quarter of 2012 and $271 million in the first quarter of 2011. Derivative gains/losses primarily represent the changes in fair value of our credit default and equity index put option contracts. The periodic changes in the fair values of these contracts can be significant, reflecting the volatility of underlying equity and credit markets. Our ultimate payment obligations, if any, under our remaining equity index put option contracts will be determined as of the contract expiration dates, which begin in 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Investment and Derivative Gains/Losses (Continued)

In the first quarter of 2012, our equity index put option contracts produced gains of $689 million, due primarily to higher equity prices, partially offset by lower interest rate assumptions. In the first quarter of 2011, gains from our equity index put option contracts of $223 million were primarily due to higher interest rate assumptions.  Our credit default contracts generated gains of $340 million and $70 million in the first quarters of 2012 and 2011, respectively. The gains in both periods were primarily due to the narrowing of credit default spreads as well as the passage of time. We paid losses of $62 million in the first quarter of 2012 with respect to our corporate high yield contracts.

Financial Condition

Our balance sheet continues to reflect significant liquidity and a strong capital base. Our consolidated shareholders’ equity at March 31, 2012 was $176.0 billion, an increase of $11.1 billion from December 31, 2011. Consolidated cash and investments of insurance and other businesses approximated $167.3 billion at March 31, 2012 including cash and cash equivalents of $33.6 billion. These assets are held predominantly in our insurance businesses. On January 31, 2012, we issued an additional $1.7 billion of parent company senior unsecured notes, the proceeds of which were used to fund the repayment of $1.7 billion of notes that matured in February 2012.

In late September 2011, our Board of Directors authorized Berkshire Hathaway to repurchase Class A and Class B shares of Berkshire at prices no higher than a 10% premium over the book value of the shares. Berkshire may repurchase shares in open market purchases or through privately negotiated transactions, at management’s discretion. The repurchase program is expected to continue indefinitely, but does not obligate Berkshire to repurchase any dollar amount or number of Class A or Class B shares. Berkshire plans to use cash on hand to fund repurchases and repurchases will not be made if they would reduce Berkshire’s consolidated cash equivalent holdings below $20 billion. Financial strength and redundant liquidity will always be of paramount importance at Berkshire. To date, share repurchases have been insignificant.

Our railroad, utilities and energy businesses (conducted by BNSF and MidAmerican) maintain very large investments in capital assets (property, plant and equipment) and will regularly make capital expenditures in the normal course of business. In the first quarter of 2012, MidAmerican’s capital expenditures were $756 million and BNSF’s capital expenditures were $787 million. For the remainder of 2012, MidAmerican’s forecasted capital expenditures are $3.0 billion, while BNSF’s forecasted capital commitments are approximately $3.1 billion. Future capital expenditures are expected to be funded from cash flows from operations and debt issuances. In 2012, BNSF issued debt of $1.25 billion with maturities in 2022 and 2042, and its outstanding debt increased $1.2 billion to $13.8 billion as of March 31, 2012. In 2012, MidAmerican’s new borrowings were $1.6 billion and its aggregate outstanding borrowings increased $783 million to $20.7 billion as of March 31, 2012. MidAmerican and BNSF have aggregate debt and capital lease maturities over the remainder of 2012 of $1.6 billion. Berkshire has committed until February 28, 2014 to provide up to $2 billion of additional capital to MidAmerican to permit the repayment of its debt obligations or to fund its regulated utility subsidiaries. Berkshire does not guarantee the repayment of debt issued by BNSF, MidAmerican or any of their subsidiaries.

Assets of the finance and financial products businesses, which consisted primarily of loans and finance receivables, fixed maturity securities, other investments and cash and cash equivalents, were approximately $25.5 billion as of March 31, 2012 and $25.0 billion at December 31, 2011. Liabilities were approximately $24.0 billion as of March 31, 2012 and $25.4 billion as of December 31, 2011. As of March 31, 2012, notes payable and other borrowings of $13.7 billion included approximately $11.3 billion of notes issued by BHFC. In January 2012, $250 million of BHFC notes matured and an additional $2.45 billion will mature in the second and third quarters of 2012. We currently intend to issue new debt through BHFC to replace some or all of the BHFC debt maturing in 2012. The proceeds from the BHFC notes are used to finance originated and acquired loans of Clayton Homes. The full and timely payment of principal and interest on the BHFC notes is guaranteed by Berkshire.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition (Continued)

We are party to several equity index put option and credit default contracts as described in Note 12 to the Consolidated Financial Statements. With limited exception, these contracts contain no collateral posting requirements under any circumstances, including changes in either the fair value or intrinsic value of the contracts or a downgrade in Berkshire’s credit ratings. Substantially all of these contracts were entered into prior to December 31, 2008. At March 31, 2012, the net liabilities recorded for such contracts were approximately $8.9 billion and our collateral posting requirements were $45 million. With respect to such collateral requirements, we receive the income attributable to such collateral or, in certain instances, interest credit from the counterparty. Although the ultimate outcome of the regulatory rulemaking proceedings described in the preceding paragraph cannot be predicted with certainty, we do not believe that the provisions of the Reform Act that concern collateral requirements apply to derivatives contracts that were entered into prior to the enactment of the Reform Act, as ours were. As such, although the Reform Act may adversely affect some of our business activities, it is not currently expected to have a material impact on our consolidated financial results or financial condition.

Contractual Obligations

We are party to contracts associated with ongoing business and financing activities, which will result in cash payments to counterparties in future periods. Certain obligations reflected in our Consolidated Balance Sheets, such as notes payable, require future payments on contractually specified dates and in fixed and determinable amounts. The timing and/or amount of the payment of other obligations, such as losses arising from unpaid property and casualty loss insurance contracts and credit default and equity index put option derivatives contracts, are contingent upon the outcome of future events. Actual payments will likely vary, perhaps significantly, from the liability estimates currently recorded in the Consolidated Balance Sheet. Other obligations pertain to the acquisition of goods or services in the future, which are not currently reflected in the financial statements, such as minimum rentals under operating leases. Our contractual obligations as of March 31, 2012 were not materially different from those disclosed in the “Contractual Obligations” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2011.

Critical Accounting Policies

Certain accounting policies require us to make estimates and judgments regarding transactions that have occurred and ultimately will be settled several years in the future or concerning the recoverability of assets. Amounts recognized in the financial statements from such estimates are necessarily based on assumptions about numerous factors involving varying, and possibly significant, degrees of judgment and uncertainty. Accordingly, the amounts currently recorded in the financial statements may prove, with the benefit of hindsight, to be inaccurate. Reference is made to “Critical Accounting Policies” discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2011 for additional discussion regarding these estimates.

Our Consolidated Balance Sheet as of March 31, 2012 includes estimated liabilities for unpaid losses from property and casualty insurance and reinsurance contracts of $63.7 billion. Due to the inherent uncertainties in the process of establishing loss reserve amounts, the actual ultimate claim amounts will likely differ from the currently recorded amounts. A very small percentage change in estimates of this magnitude will result in a material effect on reported earnings. The effects from changes in these estimates are recorded as a component of losses incurred in the period of the change.

Our Consolidated Balance Sheet as of March 31, 2012 includes goodwill of acquired businesses of $53.2 billion. We evaluate goodwill for impairment at least annually and conducted our most recent annual review during the fourth quarter of 2011. Although we believe that the goodwill reflected in the Consolidated Balance Sheet as of March 31, 2012 is not impaired, goodwill may subsequently become impaired as a result of changes in facts and circumstances affecting the valuation of the reporting unit. A goodwill impairment charge could have a material effect on periodic net earnings.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Berkshire’s most recently issued Annual Report and in particular the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of March 31, 2012, there are no material changes in the market risks described in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Item 1A. Risk Factors

Our significant business risks are described in Item 1A to Form 10-K for the year ended December 31, 2011 to which reference is made herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

On September 26, 2011, Berkshire announced a common stock repurchase program where Berkshire’s Board of Directors authorized Berkshire to repurchase Class A and Class B shares of the Company at prices no higher than a 10% premium over the book value of the shares. Berkshire’s Board of Directors’ authorization does not specify a maximum number of shares to be purchased. However, repurchases will not be made if they would reduce Berkshire’s consolidated cash equivalent holdings below $20 billion. The repurchase program is expected to continue indefinitely and the amount of purchases will depend entirely upon the levels of cash available, the attractiveness of investment and business opportunities either at hand or on the horizon and the degree of discount from management’s estimate of intrinsic value. The repurchase program does not obligate Berkshire to repurchase any dollar amount or number of Class A or Class B shares. There were no share repurchases during the first quarter of 2012.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Information regarding the Company’s mine safety violations and other legal matters disclosed in accordance with Section 1503(a) of the Dodd-Frank reform Act is included in Exhibit 95 to this Form 10-Q.

Item 5. Other Information

None

Item 6. Exhibits

a. Exhibits

12	Calculation of Ratio of Consolidated Earnings to Consolidated Fixed Charges
31.1	Rule 13a-14(a)/15d-14(a) Certifications
31.2	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications
32.2	Section 1350 Certifications
95	Mine Safety Disclosures
101
The following financial information from Berkshire Hathaway Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Earnings for each of the three-month periods ended March 31, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income for each of the three-month periods ended March 31, 2012 and 2011, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for each of the three-month periods ended March 31, 2012 and 2011, (v) the Consolidated Statements of Cash Flows for each of the three-month periods ended March 31, 2012 and 2011, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC.
(Registrant)

Date: May 4, 2012	/S/ MARC D. HAMBURG
(Signature)
Marc D. Hamburg, Senior Vice President and Principal Financial Officer