Form 10-Q
period 2012-06-30
BERKSHIRE HATHAWAY INC
filed 2012-08-03
CIK 1067983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

Number of shares of common stock outstanding as of July 26, 2012:

Class A —            927,848
Class B —  1,086,380,702

BERKSHIRE HATHAWAY INC.

Part I Financial Information

Item 1. Financial Statements
BERKSHIRE HATHAWAY INC.
and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Insurance and Other:
Cash and cash equivalents	$36,812	$33,513
Investments:
Fixed maturity securities	30,512	31,222
Equity securities	85,270	76,063
Other	14,297	13,111
Receivables	21,192	19,012
Inventories	9,525	8,975
Property, plant and equipment	18,388	18,177
Goodwill	32,037	32,125
Other	17,799	18,121
	265,832	250,319

Railroad, Utilities and Energy:
Cash and cash equivalents	2,598	2,246
Property, plant and equipment	84,443	82,214
Goodwill	20,076	20,056
Other	13,329	12,861
	120,446	117,377

Finance and Financial Products:
Cash and cash equivalents	1,251	1,540
Investments in fixed maturity securities	923	966
Other investments	4,388	3,810
Loans and finance receivables	13,664	13,934
Goodwill	1,032	1,032
Other	3,820	3,669
	25,078	24,951
	$411,356	$392,647

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Losses and loss adjustment expenses	$63,049	$63,819
Unearned premiums	10,603	8,910
Life, annuity and health insurance benefits	10,158	9,924
Accounts payable, accruals and other liabilities	17,750	18,466
Notes payable and other borrowings	13,531	13,768
	115,091	114,887

Railroad, Utilities and Energy:
Accounts payable, accruals and other liabilities	12,877	13,016
Notes payable and other borrowings	34,148	32,580
	47,025	45,596

Finance and Financial Products:
Accounts payable, accruals and other liabilities	1,214	1,224
Derivative contract liabilities	10,137	10,139
Notes payable and other borrowings	13,453	14,036
	24,804	25,399
Income taxes, principally deferred	42,721	37,804
Total liabilities	229,641	223,686

Shareholders’ equity:
Common stock	8	8
Capital in excess of par value	37,856	37,807
Accumulated other comprehensive income	23,781	17,654
Retained earnings	115,801	109,448
Treasury stock, at cost	(67)	(67)
Berkshire Hathaway shareholders’ equity	177,379	164,850
Noncontrolling interests	4,336	4,111
Total shareholders’ equity	181,715	168,961
	$411,356	$392,647

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in millions except per share amounts)

	Second Quarter		First Six Months
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Revenues:
Insurance and Other:
Insurance premiums earned	$8,428	$8,949	$16,493	$16,431
Sales and service revenues	20,814	18,336	40,078	35,108
Interest, dividend and other investment income	1,420	1,426	2,487	2,703
Investment gains/losses	102	1,128	332	1,214
Other-than-temporary impairment losses on investments	—	—	(337)	(506)
	30,764	29,839	59,053	54,950

Railroad, Utilities and Energy:
Operating revenues	7,769	7,436	15,618	14,813
Other	41	32	88	68
	7,810	7,468	15,706	14,881

Finance and Financial Products:
Interest, dividend and other investment income	372	359	747	757
Investment gains/losses	23	161	24	174
Derivative gains/losses	(1,068)	(184)	(66)	87
Other	645	631	1,229	1,145
	(28)	967	1,934	2,163
	38,546	38,274	76,693	71,994

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	4,586	6,262	9,357	12,280
Life, annuity and health insurance benefits	1,351	976	2,443	1,991
Insurance underwriting expenses	1,534	1,720	3,651	3,445
Cost of sales and services	16,821	14,955	32,417	28,814
Selling, general and administrative expenses	2,476	2,122	4,904	4,157
Interest expense	106	70	209	137
	26,874	26,105	52,981	50,824

Railroad, Utilities and Energy:
Cost of sales and operating expenses	5,767	5,651	11,637	11,223
Interest expense	439	427	867	852
	6,206	6,078	12,504	12,075

Finance and Financial Products:
Interest expense	151	165	311	331
Other	700	661	1,351	1,265
	851	826	1,662	1,596
	33,931	33,009	67,147	64,495
Earnings before income taxes	4,615	5,265	9,546	7,499
Income tax expense	1,384	1,725	2,949	2,354
Net earnings	3,231	3,540	6,597	5,145
Less: Earnings attributable to noncontrolling interests	123	123	244	217
Net earnings attributable to Berkshire Hathaway	$3,108	$3,417	$6,353	$4,928
Average common shares outstanding *	1,651,511	1,649,052	1,651,228	1,648,732
Net earnings per share attributable to Berkshire Hathaway shareholders *	$1,882	$2,072	$3,847	$2,989

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

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(dollars in millions)

	Second Quarter		First Six Months
	2012	2011	2012	2011
Comprehensive income attributable to Berkshire Hathaway:
Net earnings	$3,108	$3,417	$6,353	$4,928

Other comprehensive income:
Net change in unrealized appreciation of investments	(1,788)	(54)	9,854	598
Applicable income taxes	584	40	(3,467)	(177)
Reclassification of investment appreciation in earnings	(107)	(1,353)	25	(920)
Applicable income taxes	37	474	(9)	322
Foreign currency translation	(537)	205	(318)	644
Applicable income taxes	6	(22)	7	(35)
Prior service cost and actuarial gains/losses of defined benefit plans	37	15	49	11
Applicable income taxes	(10)	(4)	(16)	(4)
Other, net	42	(39)	2	8
Other comprehensive income, net	(1,736)	(738)	6,127	447
Comprehensive income attributable to Berkshire Hathaway	$1,372	$2,679	$12,480	$5,375
Comprehensive income of noncontrolling interests	$82	$138	$223	$237

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(dollars in millions)

		Berkshire Hathaway shareholders’ equity
	Common stock and capital in excess of par value	Accumulated other comprehensive income	Retained earnings	Treasury stock	Total	Non- controlling interests
Balance at December 31, 2010	$37,541	$20,583	$99,194	$—	$157,318	$5,616
Net earnings	—	—	4,928	—	4,928	217
Other comprehensive income, net	—	447	—	—	447	20
Issuance of common stock and other transactions	377	—	—	—	377	—
Changes in noncontrolling interests:
Interests acquired and other transactions	(139)	76	—	—	(63)	(2,076)
Balance at June 30, 2011	$37,779	$21,106	$104,122	$—	$163,007	$3,777

Balance at December 31, 2011	$37,815	$17,654	$109,448	$(67)	$164,850	$4,111
Net earnings	—	—	6,353	—	6,353	244
Other comprehensive income, net	—	6,127	—	—	6,127	(21)
Issuance of common stock and other transactions	51	—	—	—	51	—
Changes in noncontrolling interests:
Interests acquired and other transactions	(2)	—	—	—	(2)	2
Balance at June 30, 2012	$37,864	$23,781	$115,801	$(67)	$177,379	$4,336

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in millions)

	First Six Months
	2012	2011
Cash flows from operating activities:
Net earnings	$6,597	$5,145
Adjustments to reconcile net earnings to operating cash flows:
Investment (gains) losses and other-than-temporary impairment losses	(19)	(882)
Depreciation	2,518	2,276
Other	428	149
Changes in operating assets and liabilities before business acquisitions:
Losses and loss adjustment expenses	(539)	4,332
Deferred charges reinsurance assumed	176	(645)
Unearned premiums	1,722	1,580
Receivables and originated loans	(1,565)	(1,981)
Derivative contract assets and liabilities	36	(294)
Income taxes	647	599
Other assets	(973)	(1,607)
Other liabilities	481	1,311
Net cash flows from operating activities	9,509	9,983

Cash flows from investing activities:
Purchases of fixed maturity securities	(4,605)	(4,227)
Purchases of equity securities	(5,277)	(4,453)
Sales of fixed maturity securities	1,403	1,355
Redemptions and maturities of fixed maturity securities	3,268	3,518
Sales of equity securities	3,828	209
Redemptions of other investments	—	9,345
Purchases of loans and finance receivables	(471)	(1,511)
Principal collections on loans and finance receivables	425	2,494
Acquisitions of businesses, net of cash acquired	(469)	(172)
Purchases of property, plant and equipment	(4,579)	(3,444)
Other	(336)	79
Net cash flows from investing activities	(6,813)	3,193

Cash flows from financing activities:
Proceeds from borrowings of insurance and other businesses	1,761	51
Proceeds from borrowings of railroad, utilities and energy businesses	2,849	1,540
Proceeds from borrowings of finance businesses	1,586	1,527
Repayments of borrowings of insurance and other businesses	(1,915)	(2,237)
Repayments of borrowings of railroad, utilities and energy businesses	(524)	(618)
Repayments of borrowings of finance businesses	(2,167)	(1,676)
Change in short term borrowings, net	(912)	(524)
Acquisitions of noncontrolling interests and other	(19)	(1,769)
Net cash flows from financing activities	659	(3,706)
Effects of foreign currency exchange rate changes	7	194
Increase in cash and cash equivalents	3,362	9,664
Cash and cash equivalents at beginning of year *	37,299	38,227
Cash and cash equivalents at end of first six months *	$40,661	$47,891

* Cash and cash equivalents are comprised of the following:
Beginning of year—
Insurance and Other	$33,513	$34,767
Railroad, Utilities and Energy	2,246	2,557
Finance and Financial Products	1,540	903
	$37,299	$38,227

End of first six months—
Insurance and Other	$36,812	$43,193
Railroad, Utilities and Energy	2,598	2,804
Finance and Financial Products	1,251	1,894
	$40,661	$47,891

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

Note 1.    General

The accompanying unaudited Consolidated Financial Statements include the accounts of Berkshire Hathaway Inc. (“Berkshire” or “Company”) consolidated with the accounts of all its subsidiaries and affiliates in which Berkshire holds controlling financial interests as of the financial statement date. In these notes the terms “us,” “we” or “our” refer to Berkshire and its consolidated subsidiaries.  Reference is made to Berkshire’s most recently issued Annual Report on Form 10-K (“Annual Report”) that included information necessary or useful to understanding Berkshire’s businesses and financial statement presentations. Our significant accounting policies and practices were presented as Note 1 to the Consolidated Financial Statements included in the Annual Report. Certain immaterial amounts in 2011 have been reclassified to conform to the current year presentation. Financial information in this report reflects any adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to a fair statement of results for the interim periods in accordance with accounting principles generally accepted in the United States (“GAAP”).

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

Note 2.    New accounting pronouncements

As of January 1, 2012, we adopted FASB Accounting Standards Update (“ASU”) 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” ASU 2010-26 specifies that only direct incremental costs associated with successful efforts in acquiring or renewing of insurance contracts should be capitalized and amortized over the policy term. All other costs are required to be expensed as incurred. Capitalized costs include certain advertising costs if the primary purpose of the advertising is to elicit sales to customers who could be shown to have responded directly to the advertising and the probable future revenues generated are in excess of expected future costs to be incurred in realizing those revenues. Berkshire adopted ASU 2010-26 on a prospective basis. The impact of the adoption of this new standard primarily relates to certain advertising costs of GEICO, which were capitalized prior to the adoption of ASU 2010-26, but are no longer eligible to be capitalized. The adoption of this new standard did not have a material effect on our Consolidated Financial Statements.

As of January 1, 2012, we also adopted ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” As a result of adopting ASU 2011-04, we have expanded our fair value disclosures.

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 enhances disclosures surrounding offsetting (netting) assets and liabilities. The standard applies to financial instruments and derivatives and requires companies to disclose both gross and net information about financial instruments and derivatives eligible for offset in financial statements and financial instruments and derivatives subject to master netting arrangements. ASU 2011-11 is effective for fiscal years beginning on or after January 1, 2013 and is required to be applied retrospectively. In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.”  ASU 2012-02 allows an entity to first assess qualitative factors in determining whether events and circumstances indicate that it is more-likely-than not that an indefinite-lived intangible asset is impaired.  If an entity determines that it is not more-likely-than not that the indefinite-lived intangible asset is impaired, then the entity is not required to perform a quantitative impairment test.  ASU 2012-02 is effective for fiscal years beginning after September 15, 2012.  We are currently evaluating the effects these new standards will have on our Consolidated Financial Statements.

Note 3.    Significant business acquisitions

Our long-held acquisition strategy is to acquire businesses with consistent earning power, good returns on equity and able and honest management at sensible prices.

Notes To Consolidated Financial Statements (Continued)

Note 3.    Significant business acquisitions (Continued)

On September 16, 2011, Berkshire completed the acquisition of The Lubrizol Corporation (“Lubrizol”). The acquisition was pursuant to a merger agreement, under which Berkshire acquired all of the outstanding shares of Lubrizol common stock for cash of $135 per share (approximately $8.7 billion in the aggregate). Lubrizol, based in Cleveland, Ohio, is an innovative specialty chemical company that produces and supplies technologies to customers in the global transportation, industrial and consumer markets. These technologies include additives for engine oils, other transportation-related fluids and industrial lubricants, as well as additives for gasoline and diesel fuel. In addition, Lubrizol makes ingredients and additives for personal care products and pharmaceuticals; specialty materials, including plastics; and performance coatings. Lubrizol’s industry-leading technologies in additives, ingredients and compounds enhance the quality, performance and value of customers’ products, while reducing their environmental impact. We accounted for the Lubrizol acquisition pursuant to the acquisition method.  The valuation of the identifiable assets and liabilities and the resulting excess amount recorded as goodwill as of the acquisition date was completed as of December 31, 2011.  Lubrizol’s financial results are included in our Consolidated Financial Statements beginning as of September 16, 2011.

We have owned a controlling interest in Marmon Holdings, Inc. (“Marmon”) since 2008. In the first quarter of 2011, we increased our ownership in Marmon to 80.2% as a result of acquiring 16.6% of Marmon’s outstanding common stock for approximately $1.5 billion. We are contractually required to acquire substantially all of the remaining noncontrolling interests of Marmon no later than March 31, 2014 for an amount that will be based on Marmon’s future operating results. In June 2011, we acquired all of the noncontrolling interests in Wesco Financial Corporation for aggregate consideration of $543 million, consisting of cash of approximately $298 million and 3,253,472 shares of Berkshire Class B common stock.

Note 4.    Investments in fixed maturity securities

Investments in securities with fixed maturities as of June 30, 2012 and December 31, 2011 are summarized by type below (in millions).

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2012
U.S. Treasury, U.S. government corporations and agencies	$2,594	$36	$—	$2,630
States, municipalities and political subdivisions	2,716	194	—	2,910
Foreign governments	10,917	303	(84)	11,136
Corporate bonds	10,234	1,836	(16)	12,054
Mortgage-backed securities	2,373	343	(11)	2,705
	$28,834	$2,712	$(111)	$31,435

December 31, 2011
U.S. Treasury, U.S. government corporations and agencies	$2,894	$41	$—	$2,935
States, municipalities and political subdivisions	2,862	208	—	3,070
Foreign governments	10,608	283	(48)	10,843
Corporate bonds	11,120	1,483	(155)	12,448
Mortgage-backed securities	2,564	343	(15)	2,892
	$30,048	$2,358	$(218)	$32,188

Investments in fixed maturity securities are reflected in our Consolidated Balance Sheets as follows (in millions).

	June 30,	December 31,
	2012	2011
Insurance and other	$30,512	$31,222
Finance and financial products	923	966
	$31,435	$32,188

Investments in foreign government securities include securities issued by national and provincial government entities as well as instruments that are unconditionally guaranteed by such entities. As of June 30, 2012, approximately 94% of foreign government holdings were rated AA or higher by at least one of the major rating agencies. Investments in obligations issued or guaranteed by Germany, the United Kingdom, Canada, Australia and the Netherlands represent approximately 80% of the investments in foreign government obligations. Unrealized losses on fixed maturity investments in a continuous unrealized loss position for more than twelve consecutive months were $24 million as of June 30, 2012 and $20 million as of December 31, 2011.

Notes To Consolidated Financial Statements (Continued)

Note 4.    Investments in fixed maturity securities (Continued)

The amortized cost and estimated fair value of securities with fixed maturities at June 30, 2012 are summarized below by contractual maturity dates. Actual maturities will differ from contractual maturities because issuers of certain of the securities retain early call or prepayment rights. Amounts are in millions.

	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Mortgage-backed securities	Total
Amortized cost	$5,960	$13,617	$4,472	$2,412	$2,373	$28,834
Fair value	5,955	14,656	5,171	2,948	2,705	31,435

Note 5.    Investments in equity securities

Investments in equity securities as of June 30, 2012 and December 31, 2011 are summarized based on the primary industry of the investee in the table below (in millions).

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2012
Banks, insurance and finance	$17,661	$13,665	$(230)	$31,096
Consumer products	9,843	15,549	(2)	25,390
Commercial, industrial and other	23,690	6,496	(456)	29,730
	$51,194	$35,710	$(688)	$86,216

December 31, 2011
Banks, insurance and finance	$16,697	$9,480	$(1,269)	$24,908
Consumer products	12,390	14,320	—	26,710
Commercial, industrial and other	20,523	4,973	(123)	25,373
	$49,610	$28,773	$(1,392)	$76,991

Investments in equity securities are reflected in our Consolidated Balance Sheets as follows (in millions).

	June 30,	December 31,
	2012	2011
Insurance and other	$85,270	$76,063
Railroad, utilities and energy *	424	488
Finance and financial products *	522	440
	$86,216	$76,991

*	Included in other assets.

As of June 30, 2012, unrealized losses on equity securities in a continuous unrealized loss position for more than twelve consecutive months were $52 million.  There were none as of December 31, 2011.  As of June 30, 2012 and December 31, 2011, we concluded that the unrealized losses were temporary. Our conclusions were based on: (a) our ability and intent to hold the securities to recovery; (b) our assessment that the underlying business and financial condition of each of these issuers was favorable; (c) our opinion that the relative price declines were not significant; and (d) our belief that it was reasonably possible that market prices will increase to and exceed our cost in a relatively short period of time.

Notes To Consolidated Financial Statements (Continued)

Note 6.    Other investments

Other investments include fixed maturity and equity securities of The Goldman Sachs Group, Inc. (“GS”), General Electric Company (“GE”), Wm. Wrigley Jr. Company (“Wrigley”), The Dow Chemical Company (“Dow”) and Bank of America Corporation (“BAC”). A summary of other investments follows (in millions).

	Cost	Net Unrealized Gains	Fair Value	Carrying Value
June 30, 2012
Other fixed maturity and equity securities:
Insurance and other	$13,045	$2,171	$15,216	$14,297
Finance and financial products	3,198	1,200	4,398	4,388
	$16,243	$3,371	$19,614	$18,685

December 31, 2011
Other fixed maturity and equity securities:
Insurance and other	$13,051	$1,055	$14,106	$13,111
Finance and financial products	3,198	623	3,821	3,810
	$16,249	$1,678	$17,927	$16,921

In 2008, we acquired 50,000 shares of 10% Cumulative Perpetual Preferred Stock of GS (“GS Preferred”) and warrants to purchase 43,478,260 shares of common stock of GS (“GS Warrants”) for a combined cost of $5 billion. The GS Preferred was redeemable at any time by GS at a price of $110,000 per share ($5.5 billion in aggregate). On April 18, 2011, GS fully redeemed our GS Preferred investment. We continue to hold the GS Warrants, which expire on October 1, 2013. The GS Warrants are exercisable for an aggregate cost of $5 billion ($115/share).

In 2008, we acquired 30,000 shares of 10% Cumulative Perpetual Preferred Stock of GE (“GE Preferred”) and warrants to purchase 134,831,460 shares of common stock of GE (“GE Warrants”) for a combined cost of $3 billion. The GE Preferred was redeemable by GE beginning in October 2011 at a price of $110,000 per share ($3.3 billion in aggregate). On October 17, 2011, GE fully redeemed our GE Preferred investment. We continue to hold the GE Warrants, which expire on October 16, 2013. The GE Warrants are exercisable for an aggregate cost of $3 billion ($22.25/share).

In 2008, we acquired $4.4 billion par amount of 11.45% Wrigley subordinated notes maturing in 2018 and $2.1 billion of 5% Wrigley preferred stock. The subordinated notes may be called prior to maturity at par plus the prepayment premium applicable at that time.  In 2009, we also acquired $1.0 billion par amount of Wrigley senior notes maturing in 2013 and 2014. We currently own $800 million of the Wrigley senior notes and an unconsolidated joint venture in which we hold a 50% economic interest owns $200 million. The Wrigley subordinated and senior notes are classified as held-to-maturity and we carry these investments at cost, adjusted for foreign currency exchange rate changes that apply to certain of the senior notes. The Wrigley preferred stock is classified as available-for-sale and recorded in our financial statements at fair value.

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

Notes To Consolidated Financial Statements (Continued)

Note 7.    Investment gains/losses and other-than-temporary impairment losses on investments

Investment gains/losses are summarized below (in millions).

	Second Quarter		First Six Months
	2012	2011	2012	2011
Fixed maturity securities —
Gross gains from sales and other disposals	$58	$94	$91	$176
Gross losses from sales and other disposals	(329)	(4)	(345)	(4)
Equity securities —
Gross gains from sales and other disposals	385	1,267	573	1,268
Gross losses from sales and other disposals	(7)	(4)	(7)	(14)
Other	18	(64)	44	(38)
	$125	$1,289	$356	$1,388

Net investment gains/losses are reflected in the Consolidated Statements of Earnings as follows.

	Second Quarter		First Six Months
	2012	2011	2012	2011
Insurance and other	$102	$1,128	$332	$1,214
Finance and financial products	23	161	24	174
	$125	$1,289	$356	$1,388

In the second quarter of 2011, we realized an investment gain of $1.25 billion from the redemption of our investment in GS Preferred.

Other-than-temporary impairment (“OTTI”) losses were as follows (in millions).

	Second Quarter		First Six Months
	2012	2011	2012	2011
Equity securities	$—	$—	$—	$506
Fixed maturity securities	—	—	337	—
	$—	$—	$337	$506

We record investments in equity and fixed maturity securities classified as available-for-sale at fair value and record the difference between fair value and cost in other comprehensive income. OTTI losses recognized in earnings represent reductions in the cost basis of the investment, but not the fair value. Accordingly, such losses that are included in earnings are generally offset by a corresponding credit to other comprehensive income and therefore have no net effect on shareholders’ equity as of the balance sheet date.

In the first quarter of 2012, we recorded OTTI losses of $337 million on certain fixed maturity investments issued by Texas Competitive Electric Holdings where we concluded that we were unlikely to receive all of the remaining contractual interest and principal amounts when due. In the first quarter of 2011, we recorded OTTI losses of $506 million related to certain of our investments in equity securities. The OTTI losses included $337 million with respect to 103.6 million shares of our investment in Wells Fargo & Company (“Wells Fargo”) common stock. These shares had an aggregate original cost of $3,621 million. At that time, we also held an additional 255.4 million shares of Wells Fargo which were acquired at an aggregate cost of $4,394 million and which had unrealized gains of $3,704 million as of March 31, 2011. Due to the length of time that certain of our Wells Fargo shares were in a continuous unrealized loss position and because we account for realized gains and losses from dispositions on a specific identification basis, accounting regulations required us to record the unrealized losses in earnings. However, the unrealized gains were not reflected in earnings but were instead recorded directly in shareholders’ equity as a component of accumulated other comprehensive income.

Note 8.    Receivables

Receivables of insurance and other businesses are comprised of the following (in millions).

	June 30,	December 31,
	2012	2011
Insurance premiums receivable	$7,750	$6,663
Reinsurance recoverable on unpaid losses	2,894	2,953
Trade and other receivables	10,917	9,772
Allowances for uncollectible accounts	(369)	(376)
	$21,192	$19,012

Notes To Consolidated Financial Statements (Continued)

Note 8.    Receivables (Continued)

Loans and finance receivables of finance and financial products businesses are comprised of the following (in millions).

	June 30,	December 31,
	2012	2011
Consumer installment loans and finance receivables	$13,159	$13,463
Commercial loans and finance receivables	885	860
Allowances for uncollectible loans	(380)	(389)
	$13,664	$13,934

Allowances for uncollectible loans primarily relate to consumer installment loans. Provisions for consumer loan losses for each of the first six month periods of 2012 and 2011 were $161 million. Loan charge-offs, net of recoveries, for the first six months were $170 million in 2012 and $160 million in 2011. Consumer loan amounts are net of unamortized acquisition discounts of $519 million at June 30, 2012 and $500 million at December 31, 2011. At June 30, 2012, approximately 96% of consumer installment loan balances were evaluated collectively for impairment, whereas about 84% of commercial loan balances were evaluated individually for impairment. As a part of the evaluation process, credit quality indicators are reviewed and loans are designated as performing or non-performing. At June 30, 2012, approximately 98% of consumer installment and commercial loan balances were determined to be performing and approximately 94% of those balances were current as to payment status.

Note 9.    Inventories

Inventories are comprised of the following (in millions).

	June 30,	December 31,
	2012	2011
Raw materials	$1,713	$1,598
Work in process and other	902	897
Finished manufactured goods	3,229	3,114
Goods acquired for resale	3,681	3,366
	$9,525	$8,975

Note 10.    Goodwill and other intangible assets

A reconciliation of the change in the carrying value of goodwill for the six months ended June 30, 2012 and the year ended December 31, 2011 follows (in millions).

	June 30,	December 31,
	2012	2011
Balance at beginning of year	$53,213	$49,006
Acquisitions of businesses	115	4,179
Other, including foreign currency translation	(183)	28
Balance at end of period	$53,145	$53,213

Intangible assets other than goodwill are included in other assets and are summarized by type as follows (in millions).

	June 30, 2012		December 31, 2011
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Insurance and other	$11,124	$2,639	$11,016	$2,319
Railroad, utilities and energy	2,097	783	2,088	623
	$13,221	$3,422	$13,104	$2,942

Trademarks and trade names	$2,672	$250	$2,655	$219
Patents and technology	4,943	1,777	4,900	1,496
Customer relationships	4,124	991	4,060	840
Other	1,482	404	1,489	387
	$13,221	$3,422	$13,104	$2,942

Notes To Consolidated Financial Statements (Continued)

Note 10.    Goodwill and other intangible assets (Continued)

Amortization expense was $502 million for the first six months of 2012 and $374 million for the first six months of 2011. Intangible assets with indefinite lives as of June 30, 2012 and December 31, 2011 were $2,274 million and $2,250 million, respectively.

Note 11.    Property, plant and equipment

Property, plant and equipment of our insurance and other businesses are comprised of the following (in millions).

	Ranges of estimated useful life	June 30, 2012	December 31, 2011
Land	—	$964	$940
Buildings and improvements	3 – 40 years	5,494	5,429
Machinery and equipment	3 – 25 years	13,811	13,589
Furniture, fixtures and other	2 – 20 years	2,645	2,397
Assets held for lease	12 – 30 years	6,362	5,997
		29,276	28,352
Accumulated depreciation		(10,888)	(10,175)
		$18,388	$18,177

Depreciation expense of insurance and other businesses for the first six months of 2012 and 2011 was $955 million and $791 million, respectively.

Property, plant and equipment of our railroad, utilities and energy businesses are comprised of the following (in millions).

	Ranges of estimated useful life	June 30, 2012	December 31, 2011
Railroad:
Land	—	$5,926	$5,925
Track structure and other roadway	5 – 100 years	37,453	36,760
Locomotives, freight cars and other equipment	5 – 37 years	6,038	5,533
Construction in progress	—	965	885
Utilities and energy:
Utility generation, distribution and transmission system	5 – 80 years	41,083	40,180
Interstate pipeline assets	3 – 80 years	6,278	6,245
Independent power plants and other assets	3 – 30 years	1,115	1,106
Construction in progress	—	2,265	1,559
		101,123	98,193
Accumulated depreciation		(16,680)	(15,979)
		$84,443	$82,214

Railroad property, plant and equipment includes the land, other roadway, track structure and rolling stock (primarily locomotives and freight cars) of BNSF. The utility generation, distribution and transmission system and interstate pipeline assets are the regulated assets of public utility and natural gas pipeline subsidiaries. Depreciation expense of the railroad, utilities and energy businesses for the first six months of 2012 and 2011 was $1,476 million and $1,396 million, respectively.

Notes To Consolidated Financial Statements (Continued)

Note 12.    Derivative contracts

As of June 30, 2012, derivative contracts are used primarily by our finance and financial products and energy businesses. Substantially all of the derivative contracts of our finance and financial products businesses are not designated as hedges for financial reporting purposes. We entered into these contracts with the expectation that the premiums received would exceed the amounts ultimately paid to counterparties. Changes in the fair values of such contracts are reported in earnings as derivative gains/losses. A summary of derivative contracts of our finance and financial products businesses follows (in millions).

	June 30, 2012				December 31, 2011
	Assets (3)	Liabilities	Notional Value		Assets (3)	Liabilities	Notional Value
Equity index put options	$—	$8,983	$33,463	(1)	$—	$8,499	$34,014	(1)
Credit default contracts:
High yield indexes	—	15	3,258	(2)	—	198	4,568	(2)
States/municipalities	—	953	16,042	(2)	—	1,297	16,042	(2)
Individual corporate	60	19	3,565	(2)	55	32	3,565	(2)
Other	220	206			268	156
Counterparty netting	(61)	(39)			(67)	(43)
	$219	$10,137			$256	$10,139

(1)	Represents the aggregate undiscounted amount payable at the contract expiration dates assuming that the value of each index is zero at the contract expiration date.

(2)
Represents the maximum undiscounted future value of losses payable under the contracts. The number of losses required to exhaust contract limits under substantially all of the contracts is dependent on the loss recovery rate related to the specific obligor at the time of a default.

(3)	Included in other assets of finance and financial products businesses.

Derivative gains/losses of our finance and financial products businesses included in our Consolidated Statements of Earnings were as follows (in millions).

	Second Quarter		First Six Months
	2012	2011	2012	2011
Equity index put options	$(1,173)	$(271)	$(484)	$(48)
Credit default obligations	171	142	511	212
Other	(66)	(55)	(93)	(77)
	$(1,068)	$(184)	$(66)	$87

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

At June 30, 2012, the aggregate intrinsic value (which is the undiscounted liability assuming the contracts are settled on their future expiration dates based on the June 30, 2012 index values and foreign currency exchange rates) was approximately $5.7 billion. However, these contracts may not be unilaterally terminated or fully settled before the expiration dates which occur between June 2018 and January 2026. Therefore, the ultimate amount of cash basis gains or losses on these contracts will not be determined for many years. The remaining weighted average life of all contracts was approximately 8.5 years at June 30, 2012.

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

Notes To Consolidated Financial Statements (Continued)

Note 12.    Derivative contracts (Continued)

The high yield index contracts are comprised of specified North American corporate issuers (usually 100 in number at inception) whose obligations are rated below investment grade. High yield contracts in-force at June 30, 2012 will expire in December 2012 and in 2013. State/municipality contracts are comprised of over 500 state and municipality issuers and had a remaining weighted average contract life at June 30, 2012 of approximately 8.8 years. Subsequent to June 30, 2012, Berkshire entered into an agreement with the counterparty to certain of the state/municipality contracts to terminate contracts with notional values of $8.25 billion. Future loss payments, if any, related to the remaining 50% of the notional value of the state/municipality contracts cannot be unilaterally settled before the maturity dates of the underlying municipality obligation, which range from 2019 to 2054.

Premiums on the high yield index and state/municipality contracts were received in full at the inception dates of the contracts and, as a result, we have no counterparty credit risk. Future losses, if any, under substantially all of our high yield index contracts in-force as of June 30, 2012 are subject to sizable aggregate deductibles that must be satisfied before we have any payment obligations. Our payment obligations under state/municipality contracts are on a first loss basis.

Individual corporate credit default contracts primarily relate to issuers of investment grade obligations. In most instances, premiums are due from counterparties on a quarterly basis over the terms of the contracts. All of the contracts in-force as of June 30, 2012 will expire in 2013.

With limited exceptions, our equity index put option and credit default contracts contain no collateral posting requirements with respect to changes in either the fair value or intrinsic value of the contracts and/or a downgrade of Berkshire’s credit ratings. As of June 30, 2012, our collateral posting requirement under contracts with collateral provisions was $271 million compared to $238 million at December 31, 2011. If Berkshire’s credit ratings (currently AA+ from Standard & Poor’s and Aa2 from Moody’s) are downgraded below either A- by Standard & Poor’s or A3 by Moody’s, additional collateral of up to $1.1 billion could be required to be posted.

Our regulated utility subsidiaries are exposed to variations in the market prices in the purchases and sales of natural gas and electricity and in the purchases of fuel. Derivative instruments, including forward purchases and sales, futures, swaps and options, are used to manage a portion of these price risks. Unrealized gains and losses under the contracts of our regulated utilities that are probable of recovery through rates are recorded as regulatory assets or liabilities. Unrealized gains or losses on contracts accounted for as cash flow or fair value hedges are recorded in accumulated other comprehensive income or in net earnings, as appropriate. Derivative contract assets are included in other assets of railroad, utilities and energy businesses and were $39 million and $71 million as of June 30, 2012 and December 31, 2011, respectively. Derivative contract liabilities are included in accounts payable, accruals and other liabilities of railroad, utilities and energy businesses and were $312 million and $336 million as of June 30, 2012 and December 31, 2011, respectively.

Note 13.    Supplemental cash flow information

A summary of supplemental cash flow information for the first six months of 2012 and 2011 is presented in the following table (in millions).

	First Six Months
	2012	2011
Cash paid during the period for:
Income taxes	$1,378	$802
Interest:
Interest of insurance and other businesses	167	102
Interest of railroad, utilities and energy businesses	890	904
Interest of finance and financial products businesses	317	340

Non-cash investing and financing activities:
Liabilities assumed in connection with business acquisitions	99	31
Common stock issued in connection with acquisition of noncontrolling interests in Wesco Financial Corporation	—	245

Notes To Consolidated Financial Statements (Continued)

Note 14.    Notes payable and other borrowings

Notes payable and other borrowings are summarized below (in millions). The weighted average interest rates and maturity date ranges shown in the following tables are based on borrowings as of June 30, 2012.

	Weighted Average Interest Rate	June 30, 2012	December 31, 2011
Insurance and other:
Issued by Berkshire parent company due 2013-2047	2.3%	$8,323	$8,287
Short-term subsidiary borrowings	0.3%	1,392	1,490
Other subsidiary borrowings due 2012-2035	6.0%	3,816	3,991
		$13,531	$13,768

In connection with the BNSF acquisition in 2010, the Berkshire parent company issued $8.0 billion aggregate par amount of senior unsecured notes, including $1.1 billion of floating rate and $600 million of 1.4% notes that matured in February 2012. In January 2012, the Berkshire parent company issued $1.1 billion of 1.9% senior notes due in 2017 and $600 million of 3.4% senior notes due in 2022.

	Weighted Average Interest Rate	June 30, 2012	December 31, 2011
Railroad, utilities and energy:
Issued by MidAmerican Energy Holdings Company (“MidAmerican”) and its subsidiaries:
MidAmerican senior unsecured debt due 2012-2037	6.1%	$5,363	$5,363
Subsidiary and other debt due 2012-2042	5.3%	15,057	14,552
Issued by BNSF due 2012-2097	5.7%	13,728	12,665
		$34,148	$32,580

MidAmerican subsidiary debt represents amounts issued pursuant to separate financing agreements. All or substantially all of the assets of certain MidAmerican subsidiaries are or may be pledged or encumbered to support or otherwise secure the debt. These borrowing arrangements generally contain various covenants including, but not limited to, leverage ratios, interest coverage ratios and debt service coverage ratios. In the first six months of 2012, MidAmerican subsidiaries issued $1.7 billion of debt with interest rates from 1.43% to 5.75% and maturities ranging from 2015 to 2042 and repaid $1.1 billion of borrowings.  In the third and fourth quarters of 2012, MidAmerican and subsidiary debt of approximately $1.0 billion will mature.  In March 2012, BNSF issued $1.25 billion in debentures comprised of $625 million of 3.05% debentures due in March 2022 and $625 million of 4.40% debentures due in March 2042. BNSF’s borrowings are primarily unsecured. As of June 30, 2012, BNSF and MidAmerican and their subsidiaries were in compliance with all applicable covenants. Berkshire does not guarantee any debt or other borrowings of BNSF, MidAmerican or their subsidiaries.

	Weighted Average Interest Rate	June 30, 2012	December 31, 2011
Finance and financial products:
Issued by Berkshire Hathaway Finance Corporation (“BHFC”) due 2012-2040	4.3%	$11,165	$11,531
Issued by other subsidiaries due 2012-2036	4.8%	2,288	2,505
		$13,453	$14,036

BHFC is a 100% owned finance subsidiary of Berkshire, which has fully and unconditionally guaranteed BHFC’s borrowings. During the first six months of 2012, $1.95 billion of BHFC notes matured. In the third quarter of 2012, an additional $750 million of BHFC notes will mature. In May 2012, BHFC issued $1.6 billion of senior notes consisting of $750 million of 1.6% notes due in 2017, $350 million of 3.0% notes due in 2022 and $500 million of 4.4% notes due in 2042.

Our subsidiaries in the aggregate have approximately $5.1 billion of unused lines of credit and commercial paper capacity at June 30, 2012, to support our short-term borrowing programs and provide additional liquidity. In addition to borrowings of BHFC, Berkshire guarantees approximately $4.6 billion of other subsidiary borrowings as of June 30, 2012. Generally, Berkshire’s guarantee of a subsidiary’s debt obligation is an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all present and future payment obligations.

Notes To Consolidated Financial Statements (Continued)

Note 15.    Fair value measurements

Our financial assets and liabilities are summarized below according to the fair value hierarchy. The carrying values of cash and cash equivalents, accounts receivable and accounts payable, accruals and other liabilities are considered to be reasonable estimates of their fair values. As of June 30, 2012 and December 31, 2011, the carrying values and fair values of financial assets and liabilities were as follows (in millions).

	Carrying Value	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2012 - Assets and liabilities carried at fair value:
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$2,630	$2,630	$1,140	$1,488	$2
States, municipalities and political subdivisions	2,910	2,910	—	2,909	1
Foreign governments	11,136	11,136	4,719	6,417	—
Corporate bonds	12,054	12,054	—	11,404	650
Mortgage-backed securities	2,705	2,705	—	2,705	—

Investments in equity securities	86,216	86,216	86,114	64	38
Other investments	13,439	13,439	—	—	13,439
Derivative contract assets (1)	258	258	1	142	115

Derivative contract liabilities:
Railroad, utilities and energy (2)	312	312	22	279	11
Finance and financial products:
Equity index put options	8,983	8,983	—	—	8,983
Credit default obligations	987	987	—	—	987
Other	167	167	—	167	—

June 30, 2012 - Assets and liabilities not carried at fair value:
Other investments	5,246	6,175	—	—	6,175
Loans and finance receivables	13,664	13,300	—	1,393	11,907

Notes payable and other borrowings:
Insurance and other	13,531	14,240	—	14,240	—
Railroad, utilities and energy	34,148	39,375	—	39,375	—
Finance and financial products	13,453	14,407	—	13,522	885

December 31, 2011 - Assets and liabilities carried at fair value:
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	2,935	2,935	843	2,090	2
States, municipalities and political subdivisions	3,070	3,070	—	3,069	1
Foreign governments	10,843	10,843	4,444	6,265	134
Corporate bonds	12,448	12,448	—	11,801	647
Mortgage-backed securities	2,892	2,892	—	2,892	—

Investments in equity securities	76,991	76,991	76,906	63	22
Other investments	11,669	11,669	—	—	11,669
Derivative contract assets (1)	327	327	—	205	122

Derivative contract liabilities:
Railroad, utilities and energy (2)	336	336	12	320	4
Finance and financial products:
Equity index put options	8,499	8,499	—	—	8,499
Credit default obligations	1,527	1,527	—	—	1,527
Other	113	113	—	113	—

(1)	Included in other assets.

(2)	Included in accounts payable, accruals and other liabilities.

Notes To Consolidated Financial Statements (Continued)

Note 15.    Fair value measurements (Continued)

As of December 31, 2011, the carrying values and fair values of financial assets and liabilities that are not carried at fair value were as follows (in millions).

	Carrying Value	Fair Value
Other investments	$5,252	$6,258
Loans and finance receivables	13,934	13,126
Notes payable and other borrowings:
Insurance and other	13,768	14,334
Railroad, utilities and energy	32,580	38,257
Finance and financial products	14,036	14,959

The fair values of substantially all of our financial instruments were measured using market or income approaches. Considerable judgment may be required in interpreting market data used to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in an actual current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

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

Level 3 – Inputs include unobservable inputs used in the measurement of assets and liabilities. Management is required to use its own assumptions regarding unobservable inputs because there is little, if any, market activity in the assets or liabilities and we may be unable to corroborate the related observable inputs. Unobservable inputs require management to make certain projections and assumptions about the information that would be used by market participants in pricing assets or liabilities. Measurements of non-exchange traded derivative contracts and certain other investments carried at fair value are based primarily on valuation models, discounted cash flow models or other valuation techniques that are believed to be used by market participants.

A reconciliation of assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the first six months of 2011 follows (in millions).

	Investments in fixed maturity securities	Investments in equity securities	Other investments	Net derivative contract (liabilities)
Balance at December 31, 2010	$801	$35	$17,589	$(8,222)
Gains (losses) included in:
Earnings	—	—	—	194
Other comprehensive income	3	5	(1,385)	—
Regulatory assets and liabilities	—	—	—	83
Acquisitions	6	—	—	—
Dispositions	(33)	—	—	—
Settlements	—	—	—	(23)
Transfers out of Level 3	—	—	(5,500)	—
Balance at June 30, 2011	$777	$40	$10,704	$(7,968)

Notes To Consolidated Financial Statements (Continued)

Note 15.    Fair value measurements (Continued)

A reconciliation of assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the first six months of 2012 follows (in millions).

	Investments in fixed maturity securities	Investments in equity securities	Other investments	Net derivative contract (liabilities)
Balance at December 31, 2011	$784	$22	$11,669	$(9,908)
Gains (losses) included in:
Earnings	—	—	—	23
Other comprehensive income	5	16	1,770	3
Regulatory assets and liabilities	—	—	—	3
Dispositions	(7)	—	—	—
Settlements	—	—	—	13
Transfers out of Level 3	(129)	—	—	—
Balance at June 30, 2012	$653	$38	$13,439	$(9,866)

During the first six months of 2011, our investment in GS Preferred was transferred to Level 2 given its pending redemption, which occurred on April 18, 2011. There were no transfers into Level 3 for the first six months of 2012 or 2011.  Gains and losses included in net earnings are included as components of investment gains/losses, derivative gains/losses and other revenues, as appropriate and are related to changes in valuations of derivative contracts and disposal or settlement transactions. Gains and losses included in other comprehensive income are included as components of the net change in unrealized appreciation of investments and the reclassification of investment appreciation in earnings, as appropriate in the Consolidated Statements of Comprehensive Income.

Quantitative information as of June 30, 2012, with respect to assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) follows (in millions).

	Fair value	Principal valuation techniques	Unobservable Input	Weighted Average
Other investments:
Preferred stocks	$11,475	Discounted cash flow	Expected duration	10 years
			Discount for transferability restrictions and subordination	97 bps

Common stock warrants	1,964	Warrant pricing model	Discount for transferability and hedging restrictions	19%
Net derivative liabilities:
Equity index put options	8,983	Option pricing model	Volatility	22%

Credit default-states/municipalities	953	Discounted cash flow	Credit default spreads	113 bps

For certain credit default and other derivative contracts where we could not corroborate that the fair values or the inputs were observable in the market, fair values were based on non-binding price indications obtained from third party sources. Management reviewed these values relative to the terms of the contracts, the current facts, circumstances and market conditions, and concluded they were reasonable. We did not adjust these prices and therefore, they have been excluded from the preceding table.

Our other investments that are carried at fair value consist of a few relatively large private placement transactions and include perpetual preferred stock and common stock warrants. These investments are subject to contractual restrictions on transferability and/or provisions that prevent us economically from hedging our investments.  In applying discounted estimated cash flow techniques in valuing the perpetual preferred stocks, we made assumptions regarding the expected durations of the investments, as the issuers may have the right to redeem or convert these investments. We also made estimates regarding the impact of subordination, as the preferred stock has a lower priority in liquidation than the investment grade debt instruments of the issuers, which affected the discount rates. In valuing the common stock warrants, we used a warrant valuation model.  While most of the inputs to the model are observable, we are subject to the aforementioned contractual restrictions. We have applied discounts with respect to the contractual restrictions. Increases or decreases to these inputs would result in decreases or increases to the fair values.

Notes To Consolidated Financial Statements (Continued)

Note 15.    Fair value measurements (Continued)

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

We value equity index put option contracts based on the Black-Scholes option valuation model. Inputs to this model include current index price, contract duration, dividend and interest rate inputs (which include a Berkshire non-performance input) which are observable. However, the valuation of long-duration options is inherently subjective, given the lack of observable transactions and prices, and acceptable values may be subject to wide ranges. Expected volatility inputs represent our expectations after considering the remaining duration of each contract and that the contracts will remain outstanding until the expiration dates without offsetting transactions occurring in the interim. Increases or decreases in the volatility inputs will produce increases or decreases in the fair values.

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

Note 16.    Common stock

Changes in Berkshire’s issued and outstanding common stock during the first six months of 2012 are shown in the table below.

	Class A, $5 Par Value (1,650,000 shares authorized)			Class B, $0.0033 Par Value (3,225,000,000 shares authorized)
	Issued	Treasury	Outstanding	Issued	Treasury	Outstanding
Balance at December 31, 2011	938,342	(98)	938,244	1,069,645,361	(801,985)	1,068,843,376
Conversions of Class A common stock to Class B common stock and exercises of replacement stock options issued in a business acquisition	(9,113)	—	(9,113)	15,342,581	—	15,342,581
Balance at June 30, 2012	929,229	(98)	929,131	1,084,987,942	(801,985)	1,084,185,957

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

On an equivalent Class A common stock basis, there were 1,651,922 shares outstanding as of June 30, 2012 and 1,650,806 shares outstanding as of December 31, 2011. In addition to our common stock, 1,000,000 shares of preferred stock are authorized, but none are issued and outstanding.

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

Notes To Consolidated Financial Statements (Continued)

Note 17.    Business segment data

Revenues by segment for the second quarter and first six months of 2012 and 2011 were as follows (in millions).

	Second Quarter		First Six Months
	2012	2011	2012	2011

Operating Businesses:
Insurance group:
Premiums earned:
GEICO	$4,132	$3,818	$8,148	$7,493
General Re	1,426	1,444	2,897	2,881
Berkshire Hathaway Reinsurance Group	2,334	3,268	4,405	5,212
Berkshire Hathaway Primary Group	536	419	1,043	845
Investment income	1,399	1,410	2,455	2,676
Total insurance group	9,827	10,359	18,948	19,107
BNSF	5,062	4,790	10,064	9,323
Finance and financial products	1,016	991	1,975	1,904
Marmon	1,863	1,781	3,656	3,455
McLane Company	9,004	8,444	17,077	16,211
MidAmerican	2,748	2,678	5,642	5,558
Other businesses *	9,888	8,009	19,184	15,217
	39,408	37,052	76,546	70,775
Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	(943)	1,105	(47)	969
Eliminations and other	81	117	194	250
	$38,546	$38,274	$76,693	$71,994

Earnings before income taxes by segment for the second quarter and first six months of 2012 and 2011 were as follows (in millions).

	Second Quarter		First Six Months
	2012	2011	2012	2011
Operating Businesses:
Insurance group:
Underwriting gain (loss):
GEICO	$155	$159	$279	$496
General Re	138	132	219	(194)
Berkshire Hathaway Reinsurance Group	613	(354)	422	(1,697)
Berkshire Hathaway Primary Group	51	54	122	110
Net investment income	1,393	1,404	2,445	2,665
Total insurance group	2,350	1,395	3,487	1,380
BNSF	1,280	1,070	2,395	2,035
Finance and financial products	189	177	352	333
Marmon	307	273	576	495
McLane Company	73	105	175	187
MidAmerican	324	320	807	771
Other businesses *	1,330	976	2,399	1,651
	5,853	4,316	10,191	6,852
Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	(943)	1,105	(47)	969
Interest expense, excluding interest allocated to operating businesses	(78)	(50)	(144)	(101)
Eliminations and other	(217)	(106)	(454)	(221)
	$4,615	$5,265	$9,546	$7,499

*	Includes Lubrizol in 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings attributable to Berkshire are disaggregated in the table that follows. Amounts are after deducting income taxes and exclude earnings attributable to noncontrolling interests. Amounts are in millions.

	Second Quarter		First Six Months
	2012	2011	2012	2011
Insurance – underwriting	$619	$(7)	$673	$(828)
Insurance – investment income	1,068	995	1,859	1,947
Railroad	802	690	1,503	1,297
Utilities and energy	253	215	591	516
Manufacturing, service and retailing *	1,025	789	1,879	1,347
Finance and financial products	120	110	224	206
Other	(167)	(88)	(344)	(188)
Investment and derivative gains/losses	(612)	713	(32)	631
Net earnings attributable to Berkshire	$3,108	$3,417	$6,353	$4,928

*	Includes Lubrizol in 2012.

Through our subsidiaries, we engage in a number of diverse business activities. Our operating businesses are managed on an unusually decentralized basis. There are essentially no centralized or integrated business functions (such as sales, marketing, purchasing, legal or human resources) and there is minimal involvement by our corporate headquarters in the day-to-day business activities of the operating businesses. Our senior corporate management team participates in and is ultimately responsible for significant capital allocation decisions, investment activities and the selection of the Chief Executive to head each of the operating businesses. It also is responsible for establishing and monitoring Berkshire’s corporate governance efforts, including, but not limited to, communicating the appropriate “tone at the top” messages to its employees and associates, monitoring governance efforts at the operating businesses, and participating in the resolution of governance-related issues as needed. The business segment data (Note 17 to the Consolidated Financial Statements) should be read in conjunction with this discussion. We completed the acquisition of The Lubrizol Corporation on September 16, 2011 and its results are included for the second quarter and first six months of 2012 as a component of manufacturing, service and retailing businesses in the preceding table.

During the first six months of 2011, our reinsurance operations incurred insurance losses of approximately $1.2 billion, after tax, from several significant catastrophe events, most of which occurred in the first quarter.  Losses incurred from catastrophes during the first six months of 2012 were relatively insignificant.

In the second quarter and first six months of 2012, investment and derivative gains/losses included after-tax losses from derivative contracts of $693 million and $43 million, respectively. In 2011, derivative contracts produced after-tax losses of $120 million in the second quarter and after-tax gains of $56 million in the first six months. Investment and derivative gains/losses in the first six months also included after-tax other-than-temporary impairment (“OTTI”) losses of $219 million in 2012 and $322 million in 2011. In 2012, the OTTI losses related to fixed maturity investments in a single issuer where we concluded that we are unlikely to receive all contractual cash flows when due. In 2011, the OTTI losses related to certain equity securities.  In the second quarter of 2011, we recognized an after-tax gain of approximately $806 million from the redemption of our investment in Goldman Sachs 10% Preferred Stock.  We believe that realized investment gains/losses and OTTI losses are often meaningless in terms of understanding our reported results or evaluating our economic performance.  The timing and magnitude of investment and derivative gains and losses has caused and will likely continue to cause significant volatility in our periodic earnings.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Underwriting (Continued)

Our periodic underwriting results are affected significantly by changes in estimates for unpaid losses and loss adjustment expenses, including amounts established for loss occurrences in prior years. The timing and amount of catastrophe losses can produce significant volatility in our periodic underwriting results, particularly with respect to BHRG and General Re. Incurred losses from catastrophes occurring in the first six months of 2012 were relatively insignificant. In the first six months of 2011, we recorded aggregate pre-tax provisions for estimated catastrophe losses of approximately $1.9 billion arising from several events, including the earthquakes in Japan and New Zealand, as well as weather related events in Australia and the U.S.  Our periodic underwriting results also include significant foreign currency transaction gains and losses arising from the changes in the valuations of certain non-U.S. Dollar denominated reinsurance liabilities as a result of foreign currency exchange rate fluctuations.

A key marketing strategy followed by all of our insurance businesses is the maintenance of extraordinary capital strength. Statutory surplus of our insurance businesses was approximately $95 billion at December 31, 2011. This superior capital strength creates opportunities to negotiate and enter into insurance and reinsurance contracts specially designed to meet the unique needs of insurance and reinsurance buyers.

A summary follows of underwriting results from our insurance businesses. Amounts are in millions.

	Second Quarter		First Six Months
	2012	2011	2012	2011
Underwriting gain (loss) attributable to:
GEICO	$155	$159	$279	$496
General Re	138	132	219	(194)
Berkshire Hathaway Reinsurance Group	613	(354)	422	(1,697)
Berkshire Hathaway Primary Group	51	54	122	110
Pre-tax underwriting gain (loss)	957	(9)	1,042	(1,285)
Income taxes and noncontrolling interests	338	(2)	369	(457)
Net underwriting gain (loss)	$619	$(7)	$673	$(828)

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

	Second Quarter				First Six Months
	2012		2011		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums earned	$4,132	100.0	$3,818	100.0	$8,148	100.0	$7,493	100.0
Losses and loss adjustment expenses	3,145	76.1	2,954	77.4	6,078	74.6	5,607	74.8
Underwriting expenses	832	20.1	705	18.4	1,791	22.0	1,390	18.6
Total losses and expenses	3,977	96.2	3,659	95.8	7,869	96.6	6,997	93.4
Pre-tax underwriting gain	$155		$159		$279		$496

Premiums earned in the second quarter and first six months of 2012 increased $314 million (8.2%) and $655 million (8.7%), respectively, compared to premiums earned in the corresponding 2011 periods.  The growth in premiums earned for voluntary auto was 8.8%, as policies-in-force increased 5.8% over the past twelve months. Average premium per policy increased about 2.5% over the past twelve months. The increase in policies-in-force reflects a 4.0% decline in voluntary auto new business sales in the first six months of 2012 compared with the strong new business sales in the comparable 2011 period. Voluntary auto policies-in-force at June 30, 2012 were approximately 376,000 greater than at December 31, 2011. In recent years, the growth in voluntary auto policies-in-force has been the greatest during the first quarter.

 Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance —Underwriting (Continued)

GEICO (Continued)

Losses and loss adjustment expenses incurred in the second quarter and first six months of 2012 increased $191 million (6.5%) and $471 million (8.4%), respectively, from losses incurred in the same periods of 2011.  The loss ratio (the ratio of losses and loss adjustment expenses incurred to premiums earned) was 74.6% in the first six months of 2012, which was relatively unchanged versus the first six months of 2011. The increases in losses and loss adjustment expenses reflected the increase in policies-in-force and generally higher average claims frequencies and severities in the significant coverage categories. In the first six months of 2012, bodily injury severities generally increased in the two to three percent range over the first six months of 2011, while physical damage severities increased in the five to seven percent range. For the first six months of 2012 and 2011, catastrophe losses were $136 million and $124 million, respectively, with most of the losses occurring in the second quarter of each year.

Underwriting expenses incurred in the second quarter and first six months of 2012 increased of $127 million (18.0%) and $401 million (28.8%), respectively, over underwriting expenses incurred in the second quarter and first six months of 2011. The increases were primarily the result of a change in U.S. GAAP concerning deferred policy acquisition costs (“DPAC”), which was adopted on a prospective basis beginning January 1, 2012.  DPAC represents the underwriting costs that are eligible to be capitalized and expensed as premiums are earned over the policy period. Upon adoption of the new accounting standard, GEICO ceased deferring a large portion of its direct advertising costs. Through prospective application of the new accounting standard, DPAC as of December 31, 2011 is amortized to expense over the remainder of the related policy periods and costs related to policies written and renewed after December 31, 2011 are deferred at lower levels than in the past. The new accounting standard for DPAC does not impact the cash basis underwriting costs or our assessment of GEICO’s underwriting performance. However, the new accounting standard accelerates the timing of when certain underwriting costs are recognized in earnings.

We estimate that GEICO’s underwriting expenses for the first six months of 2012 would have been about $360 million less had we computed DPAC under the prior accounting standard and that, as a result, GEICO’s expense ratio (the ratio of underwriting expenses to premiums earned) in 2012 would have been less than in 2011. We anticipate that substantially all the effect of transitioning to this new accounting standard will be completed by the end of the third quarter of 2012. Thereafter, we expect that GEICO’s underwriting expenses reported in earnings will decline to near historical levels as measured by the expense ratio.

General Re

Through General Re, we conduct a reinsurance business offering property and casualty and life and health coverages to clients worldwide. We write property and casualty reinsurance in North America on a direct basis through General Reinsurance Corporation and internationally through Germany-based General Reinsurance AG and other wholly-owned affiliates. Property and casualty reinsurance is also written through brokers with respect to Faraday in London. Life and health reinsurance is written in North America through General Re Life Corporation and internationally through General Reinsurance AG. General Re strives to generate underwriting profits in essentially all of its product lines. Our management does not evaluate underwriting performance based upon market share and our underwriters are instructed to reject inadequately priced risks. The timing and magnitude of catastrophe and large individual losses has produced and is expected to continue to produce significant volatility in General Re’s periodic underwriting results. General Re’s underwriting results are summarized in the following table. Amounts are in millions.

	Premiums earned				Pre-tax underwriting gain (loss)
	Second Quarter		First Six Months		Second Quarter		First Six Months
	2012	2011	2012	2011	2012	2011	2012	2011
Property/casualty	$702	$755	$1,437	$1,470	$190	$41	$236	$(283)
Life/health	724	689	1,460	1,411	(52)	91	(17)	89
	$1,426	$1,444	$2,897	$2,881	$138	$132	$219	$(194)

Property/casualty

Property/casualty premiums earned in the second quarter and first six months of 2012 decreased $53 million (7.0%) and $33 million (2.2%), respectively, versus the corresponding 2011 periods. Excluding the effects of foreign currency exchange rate changes, premiums earned in the first six months of 2012 increased $21 million (1.4%).  Price competition in most property and casualty lines persists and the volume of business written in recent years was less than our capacity. Our underwriters continue to exercise discipline by not accepting offers to write business where prices are deemed inadequate. We remain prepared to increase premium volumes should market conditions improve.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance —Underwriting (Continued)

General Re (Continued)

Property/casualty (Continued)

Property/casualty operations produced net underwriting gains of $190 million and $236 million in the second quarter and the first six months of 2012, respectively. For the first six months of 2012, underwriting results included net underwriting gains of $210 million from property business and $26 million from casualty/workers’ compensation business. The property underwriting results during the first six months of 2012 reflected an absence of significant catastrophe losses during the year as well as underwriting gains from the run-off of prior years’ business, including reductions of liabilities established for prior years’ catastrophe losses.  The underwriting gains from casualty/workers’ compensation business included favorable run-off of prior years’ business and reductions of estimated unpaid losses for prior years’ events, offset in part by $53 million of loss reserve discount accretion and deferred charge amortization.

In 2011, property/casualty operations generated a net underwriting gain of $41 million in the second quarter and a net underwriting loss of $283 million in the first six months.  In 2011, the property business produced near break-even underwriting results in the second quarter and a net underwriting loss of $353 million for the first six months. Property underwriting results included catastrophe losses incurred of $139 million in the second quarter and $630 million in the first six months of 2011, which were primarily derived from earthquakes in Japan and New Zealand and various tornado and other weather related loss events in the United States and Australia. The casualty/workers’ compensation business generated a net underwriting gain of $70 million for the first six months of 2011, reflecting overall reductions in estimated prior years’ casualty loss reserves, partially offset by the recurring effects of discount accretion and deferred charge amortization.

Life/health

Premiums earned in 2012 increased $35 million (5.1%) for the second quarter and $49 million (3.5%) for the first six months over the comparable 2011 periods.  Adjusting for the effects of foreign currency exchange rate changes, premiums earned in the first six months of 2012 increased $132 million (9.4%) versus 2011, primarily attributable to increased non-U.S. life business.

Life/health operations produced net underwriting losses of $52 million in the second quarter of 2012 and $17 million during the first six months of 2012. The underwriting losses in 2012 were driven by increases in claim liabilities, which were primarily attributable to greater than expected claims frequency and duration in the individual and group disability business in Australia and to a lesser extent, by higher than expected mortality in the North American individual life business. The underwriting losses in 2012 were partially offset by reductions in liability estimates related to the 2011 earthquakes in New Zealand and Japan. Underwriting gains for the first six months of 2011 were driven by lower mortality in our international operations offset, in part, by the initial loss estimates accrued in connection with the earthquakes in Japan and New Zealand and by increases in the frequency and severity of health insurance losses in the U.S.

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

	Premiums earned				Pre-tax underwriting gain/loss
	Second Quarter		First Six Months		Second Quarter		First Six Months
	2012	2011	2012	2011	2012	2011	2012	2011
Catastrophe and individual risk	$251	$170	$385	$359	$174	$108	$256	$(165)
Retroactive reinsurance	73	1,676	371	1,819	(39)	(100)	(112)	(255)
Other multi-line property/casualty	1,268	910	2,393	2,043	526	(320)	396	(1,230)
Life and annuity	742	512	1,256	991	(48)	(42)	(118)	(47)
	$2,334	$3,268	$4,405	$5,212	$613	$(354)	$422	$(1,697)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance —Underwriting (Continued)

Berkshire Hathaway Reinsurance Group (“BHRG”) (Continued)

Premiums earned in the second quarter and first six months of 2012 from catastrophe and individual risk contracts exceeded premiums earned in the corresponding 2011 periods by $81 million (48%) and $26 million (7%), respectively. In 2012, premium volume written in the second quarter of 2012 increased, albeit over low levels in 2011. The level of business written in a given period will vary significantly due to changes in market conditions and management’s assessment of the adequacy of premium rates. In recent years, we have generally constrained the volume of business written as premium rates have not been attractive enough to warrant increasing volume.  However, we have the capacity and will to write substantially more business when appropriate pricing can be obtained.

Catastrophe and individual risk underwriting results for the first six months of 2012 reflected no significant losses from catastrophe events, while results for the first six months of 2011 included estimated losses of $454 million from the earthquakes in Japan and New Zealand.  Catastrophe and individual risk contracts may provide exceptionally large limits of indemnification and cover catastrophe risks (such as hurricanes, earthquakes or other natural disasters) or other property and liability risks. The timing and magnitude of losses produces extraordinary volatility in periodic underwriting results of this business.

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

Retroactive reinsurance policies generally provide very large, but limited, indemnification of losses and loss adjustment expenses with respect to past loss events. Such losses are usually expected to be paid over long periods of time. Underwriting results attributable to retroactive reinsurance include the recurring periodic amortization of deferred charges that are established with respect to these contracts. At the inception of a contract, deferred charges represent the difference between the premium received and the estimated ultimate losses payable. Deferred charges are subsequently amortized over the estimated claims payment period using the interest method, which reflects estimates of the timing and amount of loss payments. The original estimates of the timing and amount of loss payments are subsequently analyzed against actual experience and are revised as necessary based on an actuarial evaluation of the expected remaining losses. Amortization charges and deferred charge adjustments resulting from changes to the estimated timing and amount of future loss payments are included as a component of losses and loss adjustment expenses.

The underwriting losses from retroactive policies in 2012 and 2011 primarily reflect the amortization of deferred charges. In 2012, amortization charges were partially offset by reductions in unpaid loss estimates with respect to one large contract. At June 30, 2012 and December 31, 2011, unamortized deferred charges for all of BHRG’s retroactive contracts were approximately $3.8 billion and $4.0 billion, respectively. Gross unpaid losses from retroactive reinsurance contracts were approximately $18.2 billion at June 30, 2012 compared to approximately $18.8 billion as of December 31, 2011.

Premiums earned in the second quarter and first six months of 2012 from other multi-line property and casualty business increased $358 million (39%) and $350 million (17%), respectively, over the corresponding 2011 periods.  Premiums earned in the second quarter and first six months of 2012 included $814 million and $1,560 million, respectively, from the Swiss Re quota-share contract. Premiums earned in the second quarter and first six months of 2011 from this contract were $590 million and $1,375 million, respectively. While there were no significant catastrophe loss events in 2012, we incurred catastrophe losses in 2011 of $25 million in the second quarter and $731 million in the first six months, which were primarily in connection with the Swiss Re contract and arose primarily from the earthquakes in Japan and New Zealand. In 2012, other multi-line property and casualty underwriting results also included foreign currency transaction gains of $172 million in the second quarter and $37 million in the first six months arising from the conversion of certain reinsurance liabilities denominated in foreign currencies into U.S. Dollars. In 2011, foreign currency transaction losses were $220 million in the second quarter and $393 million in the first six months. The foreign currency transaction gains and losses in 2012 and 2011 reflected the volatility in exchange rates primarily between the U.S. Dollar and the Swiss Franc and U.K. Pound Sterling.

Life and annuity premiums earned in 2012 and 2011 primarily derive from life reinsurance contracts, including a contract with Swiss Re Life & Health America Inc. covering yearly renewable term risks. Underwriting losses in 2012 from the life and annuity business were $48 million for the second quarter and $118 million for the first six months. During the first six months, the life reinsurance business produced underwriting losses of $40 million in 2012 and near-break-even results in 2011. The underwriting results of the life and annuity business also include underwriting losses related to a portfolio of annuity contracts, many of which were written several years ago. For the first six months, the annuity business generated underwriting losses of $78 million in 2012 and $48 million in 2011. At June 30, 2012 and December 31, 2011, annuity liabilities were approximately $2.43 billion and $2.07 billion, respectively.

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

Premiums earned in the second quarter and first six months of 2012 by our various primary insurers increased $117 million (28%) and $198 million (23%), respectively, over the corresponding prior year amounts. The increases in premiums earned in 2012 were primarily due to increased volume of workers’ compensation insurance from the Berkshire Hathaway Homestate Companies and premiums from Princeton Insurance Company. Premium volume of our primary insurers, in general, continues to be constrained by market conditions. We have the capacity and desire to write substantially more volume when market conditions improve. For the first six months, our primary insurers produced underwriting gains of $122 million in 2012 and $110 million in 2011. Underwriting gains as percentages of premiums earned in the first six months were approximately 12% in 2012 and 13% in 2011.

Insurance—Investment Income

A summary of net investment income of our insurance operations follows. Amounts are in millions.

	Second Quarter		First Six Months
	2012	2011	2012	2011
Investment income before income taxes and noncontrolling interests	$1,393	$1,404	$2,445	$2,665
Income taxes and noncontrolling interests	325	409	586	718
Net investment income	$1,068	$995	$1,859	$1,947

Investment income consists of interest and dividends earned on cash and investments of our insurance businesses. Pre-tax investment income in the second quarter of 2012 was $1,393 million, relatively unchanged from the second quarter of 2011.  For the first six months of 2012, pre-tax investment income declined $220 million (8%) from 2011. The decline in investment income in the first six months of 2012 reflected the redemptions in 2011 of our investments in Goldman Sachs 10% Preferred Stock (insurance subsidiaries hold 87% of the $5 billion aggregate investment) and in General Electric 10% Preferred Stock ($3 billion aggregate investment). Dividends earned by insurance subsidiaries from these investments were $75 million in the second quarter and $341 million in the first six months of 2011. Investment income in the 2012 periods reflected dividends earned from our investment in Bank of America 6% Preferred Stock (insurance subsidiaries hold 80% of the $5 billion aggregate investment) and increased dividend rates with respect to several of our common stock holdings. Our investment income was greater in the second quarter of 2012 and 2011 than the first quarter of each year, as annual dividends are frequently paid by foreign issuers during the second quarter.

Our investment income over the remainder of 2012 will continue to be negatively affected by the aforementioned redemptions, given the comparatively lower yields currently available from new investment opportunities. We also continue to hold significant cash and cash equivalent balances earning near zero yields. However, our management believes that maintaining ample liquidity is paramount and strongly insists on safety over yield with respect to cash and cash equivalents.

Invested assets derive from shareholder capital and reinvested earnings as well as net liabilities under insurance contracts or “float.” The major components of float are unpaid losses, life, annuity and health benefit liabilities, unearned premiums and other liabilities to policyholders less premiums and reinsurance receivables, deferred charges assumed under retroactive reinsurance contracts and deferred policy acquisition costs. Float approximated $71.1 billion at June 30, 2012 and $70.6 billion at December 31, 2011. In 2012, the cost of float, as represented by the ratio of our underwriting gain or loss to average float, was negative as our insurance group generated a net underwriting gain. For the first six months of 2011, the cost of float was approximately 2%, as our insurance businesses, in the aggregate, generated a net underwriting loss.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

 Insurance—Investment Income (Continued)

A summary of cash and investments held in our insurance businesses follows. Other investments include our investments in Wrigley, Dow Chemical and Bank of America preferred stock as well as warrants to acquire common shares of Goldman Sachs, General Electric and Bank of America (See Note 6 to the Consolidated Financial Statements). Amounts are in millions.

	June 30,	Dec. 31,
	2012	2011
Cash and cash equivalents	$21,312	$21,571
Equity securities	84,880	75,759
Fixed maturity securities	29,077	29,899
Other investments	14,297	13,111
	$149,566	$140,340

Fixed maturity investments as of June 30, 2012 were as follows. Amounts are in millions.

	Amortized cost	Unrealized gains/losses	Fair value
U.S. Treasury, U.S. government corporations and agencies	$2,594	$36	$2,630
States, municipalities and political subdivisions	2,716	194	2,910
Foreign governments	9,571	218	9,789
Corporate bonds, investment grade	4,833	728	5,561
Corporate bonds, non-investment grade	4,800	1,057	5,857
Mortgage-backed securities	2,048	282	2,330
	$26,562	$2,515	$29,077

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

Railroad (“BNSF”)

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

	Second Quarter		First Six Months
	2012	2011	2012	2011
Revenues	$5,062	$4,790	$10,064	$9,323
Operating expenses	3,627	3,582	7,366	7,014
Interest expense	155	138	303	274
	3,782	3,720	7,669	7,288
Pre-tax earnings	1,280	1,070	2,395	2,035
Income taxes	478	380	892	738
Net earnings	$802	$690	$1,503	$1,297

Revenues during the second quarter and first six months of 2012 were approximately $5.1 billion and $10.1 billion, respectively, representing increases of $272 million (6%) and $741 million (8%), respectively, over 2011. Overall, the increases in revenues in 2012 reflected higher average revenues per car/unit of approximately 4% for the second quarter and 5% for the first six months as well as increases in cars/units handled of 1.6% for the second quarter and 2.4% for the first six months. Revenues in each period include fuel surcharges to customers under programs intended to recover incremental fuel costs when fuel prices exceed threshold fuel prices. Fuel surcharges increased by 7% for the second quarter and 11% for the first six months as compared to 2011, and are reflected in average revenue per car/unit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Railroad (“BNSF”) (Continued)

The increases in overall volume in 2012 in cars/units handled included increases in consumer products (6% for both the second quarter and first six months) and industrial products (12% for both the second quarter and first six months). Those increases were largely offset by declines in volume for coal products (10% for the second quarter and 7% for the first six months) and for agricultural products (7% for the second quarter and 6% for the first six months). The consumer products volume increase was attributable primarily to higher domestic intermodal and automotive volume. Industrial products volume increased primarily as a result of increased shipments of petroleum products, as well as increased steel and sand shipments. The decline in coal unit volume was attributable to decreased coal demand as a result of low natural gas prices, a mild winter and spring and rising utility stockpiles. Agricultural product volume decreased due to a decline in wheat shipments for export partially offset by higher soybean and U.S. corn shipments.

Operating expenses in 2012 were $3.6 billion for the second quarter and $7.4 billion for the first six months, representing increases of $45 million (1%) and $352 million (5%), respectively, compared to 2011.  Fuel expenses of $1,102 million in the second quarter and $2,197 million in the first six months of 2012 increased $6 million and $162 million, respectively, over 2011 due to higher fuel prices and volume increases, partially offset by improved fuel efficiency.  Fuel efficiency in the second quarter of 2011 was negatively impacted by severe weather conditions. Compensation and benefits expenses of $1,078 million in the second quarter and $2,195 million in the first six months of 2012 increased $6 million and $48 million, respectively, over 2011 reflecting the increased volume in 2012. Other expenses of $1,447 million in the second quarter and $2,974 million in the first six months increased $33 million and $142 million, respectively, over 2011 due primarily to higher purchased services costs.

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

Revenues and earnings from MidAmerican are summarized below. Amounts are in millions.

	Second Quarter				First Six Months
	Revenues		Earnings		Revenues		Earnings
	2012	2011	2012	2011	2012	2011	2012	2011
PacifiCorp	$1,168	$1,105	$180	$183	$2,377	$2,237	$388	$373
MidAmerican Energy Company	714	809	44	47	1,595	1,794	100	118
Natural gas pipelines	195	206	50	43	497	503	210	198
Northern Powergrid	244	239	99	97	507	492	223	219
Real estate brokerage	395	293	35	23	608	484	34	13
Other	32	26	(4)	7	58	48	14	10
	$2,748	$2,678			$5,642	$5,558
Earnings before corporate interest and income taxes			404	400			969	931
Corporate interest			(80)	(84)			(162)	(169)
Income taxes and noncontrolling interests			(42)	(80)			(150)	(195)
Net earnings			$282	$236			$657	$567

Earnings attributable to Berkshire *			$253	$215			$591	$516

*	Net of noncontrolling interests.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Utilities and Energy (“MidAmerican”) (Continued)

PacifiCorp’s revenues in the second quarter and first six months of 2012 increased $63 million (6%) and $140 million (6%), respectively, over revenues in the same periods of 2011.  The revenue increases were primarily due to higher retail revenues of $76 million for the second quarter and $124 million for the first six months.  The increases in retail revenues were attributable to higher prices approved by regulators of $49 million for the second quarter and $109 million for the first six months as well as higher customer load.

PacifiCorp’s earnings before corporate interest and taxes (“EBIT”) in 2012 declined $3 million (2%) in the second quarter and increased $15 million (4%) in the first six months compared to the corresponding periods in 2011. In the first six months of 2012, the increase in revenues and lower interest expense were substantially offset by increased energy costs ($95 million), operating expenses ($28 million) and depreciation and amortization ($13 million). The increase in energy costs in the first six months was primarily due to reduced electricity swap settlement gains ($78 million), higher levels of more costly thermal generation, the impact of energy cost adjustment mechanisms ($15 million) and higher purchased power volumes, partially offset by lower purchased power prices. Operating expenses increased primarily as a result of charges in 2012 related to litigation, damage claims and higher property taxes.

MEC’s revenues in the second quarter and first six months of 2012 declined $95 million (12%) and $199 million (11%), respectively, compared to 2011.  In the second quarter and first six months of 2012, regulated natural gas revenues declined $39 million and $109 million, respectively, versus 2011, primarily due to a lower average per-unit cost of natural gas sold and lower volumes (4% for the second quarter and 7% for the first six months), which were attributed to unseasonably warm weather. Nonregulated and other operating revenues in 2012 decreased $49 million for the second quarter and $87 million for the first six months compared to 2011 due, generally, to lower electricity and natural gas prices and volumes. MEC’s EBIT declined $3 million (6%) in the second quarter and $18 million (15%) in the first six months of 2012 compared to 2011. The declines in EBIT reflected lower volume-related regulated natural gas price margins and lower nonregulated electric margins, partially offset by lower interest expense.

Natural gas pipelines revenues in the second quarter and first six months of 2012 decreased $11 million (5%) and $6 million (1%), respectively, from 2011. In 2012, EBIT increased $7 million (16%) and $12 million (6%) over the second quarter and first six months of 2011, respectively.  In 2012, higher revenues from an expansion project, which was placed in service in October of 2011, were more than offset by lower volume of gas and condensate liquids sales and lower allowances for equity funds used during construction. The EBIT increases in 2012 reflected higher revenues from the aforementioned expansion project, partially offset by increased expansion project related depreciation, and from lower operating and interest expenses.

Northern Powergrid’s revenues in the second quarter and first six months of 2012 increased $5 million (2%) and $15 million (3%), respectively, over the comparable 2011 periods, due primarily to higher distribution revenues partially offset by currency-related declines from a stronger U.S. Dollar in 2012. The increase in distribution revenues in the first six months of 2012 was $29 million and reflected higher tariff rates ($48 million), which was partially offset by a favorable movement in regulatory provisions in 2011 ($22 million). Northern Powergrid’s EBIT in the second quarter and first six months of 2012 were relatively unchanged from 2011 as the aforementioned revenue increases were substantially offset by higher pension and other operating expenses and the effects of a stronger U.S. Dollar.

Real estate brokerage revenues in the second quarter and first six months of 2012 increased $102 million (35%) and $124 million (26%), respectively, over the same periods in 2011.  In 2012, revenues included $41 million in the second quarter and first six months from newly-acquired businesses. The increases in revenues also reflected a 17% year-to-date increase in closed sales transactions from existing businesses. Real estate brokerage EBIT in the second quarter and first six months of 2012 increased $12 million (52%) and $21 million (162%), respectively, over the comparable 2011 periods. The increases in earnings reflected the increases in closed sales transactions partially offset by higher operating expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

 Manufacturing, Service and Retailing

A summary of revenues and earnings of our manufacturing, service and retailing businesses follows. Amounts are in millions.

	Second Quarter				First Six Months
	Revenues		Earnings		Revenues		Earnings
	2012	2011	2012	2011	2012	2011	2012	2011
Marmon	$1,863	$1,781	$307	$273	$3,656	$3,455	$576	$495
McLane Company	9,004	8,444	73	105	17,077	16,211	175	187
Other manufacturing	6,997	5,201	1,002	643	13,501	9,754	1,817	1,087
Other service	2,152	2,081	283	287	4,199	4,049	488	487
Retailing	739	727	45	46	1,484	1,414	94	77
	$20,755	$18,234			$39,917	$34,883
Pre-tax earnings			1,710	1,354			3,150	2,333
Income taxes and noncontrolling interests			685	565			1,271	986
			$1,025	$789			$1,879	$1,347

Marmon

Through Marmon, we operate approximately 150 manufacturing and service businesses that function independently within eleven diverse business sectors. Marmon’s revenues for the second quarter and first six months of 2012 were $1.9 billion and $3.7 billion, respectively, which represented increases of $82 million (4.6%) and $201 million (5.8%), respectively, over the comparable 2011 periods.  The revenue increases reflected the impact of bolt-on business acquisitions in the Crane Services, Highway Technologies and Engineered Wire & Cable sectors as well as revenue growth in our Transportation Services & Engineered Products, Distribution Services, Highway Technologies, Water Treatment, Engineered Wire & Cable and Building Wire sectors. These revenue increases were somewhat offset by revenue declines in the Flow Products and Retail Store Fixtures sectors and from negative foreign currency exchange rate movements in the second quarter of 2012 with respect to international operations. The Flow Products year-to-date sector revenues declined 22% as a result of lower copper prices and reduced volume from its industrial and wholesale customers. In addition, the Retail Store Fixtures sector sustained a 50% reduction in volume from its major customer, which resulted in a 27% decline in year-to-date sector revenues.

Pre-tax earnings for the second quarter and first six months of 2012 were $307 million and $576 million, respectively, which represented increases of 12.5% and 16.4% over the comparable 2011 periods.  Approximately 27% of the overall increase in earnings in the first six months was attributable to the bolt-on business acquisitions. In addition, the second quarter of 2011 included relatively large bankruptcy recoveries of approximately $7 million. In the first six months of 2012, before the effects of acquisitions, eight of the eleven business sectors produced increased pre-tax earnings compared to 2011. Sectors reporting the largest dollar increases in pre-tax earnings in the second quarter and first six months of 2012 were the Transportation Services & Engineered Products, Distribution Services, Engineered Wire & Cable, Highway Technologies, Crane Services and Water Treatment sectors. The Flow Products and Retail Store Fixtures sectors reported lower pre-tax earnings in the second quarter and the first six months of 2012 for the reasons indicated previously.  In 2012, pre-tax earnings as a percent of revenues were 16.5% in the second quarter and 15.8% for the first six months.  In 2011, pre-tax earnings were 15.3% in the second quarter and 14.3% for the first six months.

The improvement in operating results in 2012 reflects the continued emphasis of Marmon’s business model which fosters margin growth. Consistent with this model, most of the growth in 2012 was in higher margin sectors that focus on niche markets. In addition, improvements in revenues and pre-tax earnings reflected continued strength in some of Marmon’s end markets, increased product innovation and ongoing efforts to control overhead costs.

McLane Company

Through McLane, we operate a wholesale distribution business that provides grocery and non-food products to retailers, convenience stores and restaurants. McLane’s business is marked by high sales volume and very low profit margins. McLane’s significant customers include Wal-Mart, 7-Eleven and Yum! Brands. A curtailment of purchasing by Wal-Mart or another of its significant customers could have a material adverse impact on McLane’s periodic revenues and earnings. In 2010, McLane acquired Empire Distributors, based in Georgia and North Carolina, and Horizon Wine and Spirits Inc., based in Tennessee. Empire and Horizon are wholesale distributors of distilled spirits, wine and beer. Subsequent to June 30, 2012, McLane announced that it entered into an agreement to acquire Meadowbrook Meat Company, Inc. (“MBM”). MBM is based in Rocky Mount, North Carolina and is a large customized foodservice distributor for national restaurant chains with annual sales of approximately $6 billion.  The acquisition is subject to customary closing conditions, including the termination of the applicable waiting period under the Hart-Scott-Rodino Act, and is expected to close in the third quarter of 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Manufacturing, Service and Retailing (Continued)

McLane Company (Continued)

McLane’s revenues in the second quarter and first six months of 2012 were approximately $9.0 billion and $17.1 billion, respectively, representing increases of $560 million (7%) and $866 million (5%), respectively, over revenues in comparable 2011 periods. Pre-tax earnings in the second quarter and first six months of 2012 declined $32 million (30%) and $12 million (6%), respectively, from the second quarter and first six months of 2011. The comparative declines in pre-tax earnings were primarily due to significantly higher inventory price change gains in 2011 as a result of several manufacturer price increases.

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

Other manufacturing revenues in the second quarter of 2012 increased $1.8 billion (35%) to $7.0 billion, while revenues for the first six months of 2012 increased $3.7 billion (38%) to $13.5 billion compared with the corresponding 2011 periods. In 2012, revenues from Lubrizol were $1.6 billion for the second quarter and $3.2 billion for the first six months. In the second quarter and first six months of 2012, we also experienced revenue increases of 27% and 24%, respectively, from Forest River, which were attributable to increased volume and average prices. For the first six months of 2012, building products revenues increased 4% and apparel revenues increased 3% as compared with 2011, although most of those increases occurred in the first quarter.

Pre-tax earnings of our other manufacturing businesses in the second quarter and first six months of 2012 were $1,002 million and $1,817 million, respectively, representing increases of $359 million (56%) and $730 million (67%), respectively, over the corresponding 2011 periods.  In 2012, Lubrizol’s earnings were $322 million in the second quarter and $621 million for the first six months. Excluding the impact of Lubrizol, earnings in 2012 increased $37 million (6%) in the second quarter and $109 million (10%) in the first six months as compared to 2011.  The increases were primarily attributable to increased earnings from our building products businesses and Forest River, partially offset by lower earnings from ISCAR and our apparel businesses. Also, several of our manufacturers experienced higher commodity costs of certain raw materials, as well as higher energy costs over the past year. As a result, we have increased selling prices for certain products. To the extent that costs continue to stay at current elevated levels or increase, further selling price actions may be necessary.

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

Revenues of our other service businesses in 2012 were $2,152 million in the second quarter and $4,199 million in the first six months, representing increases of $71 million (3%) and $150 million (4%), respectively, over the corresponding 2011 periods.  The increases in revenues in 2012 were primarily attributable to the inclusion of the Omaha World-Herald and comparative revenue increases from TTI. Pre-tax earnings of $283 million in the second quarter and $488 million in the first six months of 2012 were essentially unchanged from earnings in the corresponding 2011 periods. Earnings in 2012 reflected increased earnings at NetJets and earnings from the Omaha World-Herald, which were substantially offset by lower earnings from TTI, as well as from several of our smaller service businesses.  The improvement in comparative earnings of NetJets in 2012 was largely due to fees incurred in the first quarter of 2011 to cancel certain aircraft purchases under a purchase agreement entered into several years earlier and the absence of foreign currency exchange losses affecting operations outside of the United States in 2012. The decline in earnings of TTI was attributable to very strong customer demand in the first half of 2011, compared with weaker customer demand and intensifying price competition over the first half of 2012. As a result, TTI’s pre-tax earnings in 2012 were about 20% lower than in 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Manufacturing, Service and Retailing (Continued)

Retailing

Our retailing operations consist of four home furnishings businesses (Nebraska Furniture Mart, R.C. Willey, Star Furniture and Jordan’s), three jewelry businesses (Borsheims, Helzberg and Ben Bridge) and See’s Candies. Revenues and pre-tax earnings in the second quarter of 2012 from the retailing businesses were relatively unchanged from 2011. For the first six months of 2012, revenues and pre-tax earnings increased $70 million (5%) and $17 million (22%), respectively, over the first six months of 2011. The home furnishings businesses accounted for substantially all of the increases in retail revenues and earnings for the first six months of 2012.

Finance and Financial Products

Our finance and financial products businesses include manufactured housing and finance (“Clayton Homes”), transportation equipment leasing (“XTRA”), furniture leasing (“CORT”) as well as various miscellaneous financing activities. A summary of revenues and earnings from our finance and financial products businesses follows. Amounts are in millions.

	Second Quarter				First Six Months
	Revenues		Earnings		Revenues		Earnings
	2012	2011	2012	2011	2012	2011	2012	2011
Manufactured housing and finance	$778	$750	$64	$44	$1,496	$1,421	$104	$76
Furniture/transportation equipment leasing	185	182	35	40	361	351	61	61
Other	53	59	90	93	118	132	187	196
	$1,016	$991			$1,975	$1,904
Pre-tax earnings			189	177			352	333
Income taxes and noncontrolling interests			69	67			128	127
			$120	$110			$224	$206

Clayton Homes’ revenues in the second quarter and first six months of 2012 increased $28 million (4%) and $75 million (5%), respectively over the comparable periods in 2011. In 2012, revenues from home sales increased $40 million (11%) in the second quarter and $103 million (16%) in the first six months, due primarily to increases in units sold partially offset by slightly lower average prices.  Financial services revenues in 2012 declined $12 million (3%) from the second quarter of 2011 and $28 million (4%) from the first six months of 2011.  Installment loan and finance receivable balances as of June 30, 2012, were approximately $12.6 billion, a decline of approximately $300 million from December 31, 2011. Clayton Homes’ pre-tax earnings in 2012 increased $20 million (45%) in the second quarter and $28 million (37%) in the first six months over earnings in the corresponding 2011 periods. Operating results in 2012 benefited from increased unit sales which improved manufacturing efficiencies. In 2012, earnings from financial services benefited from lower insurance claims from storms, which were largely offset by increases in credit losses.

While Clayton Homes’ operating results continue to be negatively affected by the ongoing soft housing markets and the surplus of traditional single family homes for sale, volumes of manufactured homes sold were higher in 2012 compared to 2011. Our manufactured housing programs continue to operate at a competitive disadvantage compared to traditional single family housing markets, which have been receiving significant interest rate subsidies from the U.S. government through government agency insured mortgages. For the most part, these subsidies are not available to factory built homes. Nevertheless, Clayton Homes remains the largest manufactured housing business in the United States and we believe that it will continue to operate profitably, even under the prevailing conditions.

In the first six months of 2012, revenues of CORT and XTRA increased $10 million (3%), while pre-tax earnings were relatively unchanged versus 2011. Results for the first six months of 2012 reflected higher furniture rental income from CORT and increased depreciation and lower foreign currency exchange gains from XTRA.

Earnings from our other finance business activities include investment income from a portfolio of fixed maturity and equity investments and from a small portfolio of long-held commercial real estate loans. In addition, other earnings include income from interest rate spreads charged to Clayton Homes on borrowings (approximately $11.2 billion as of June 30, 2012) by a Berkshire financing subsidiary. The borrowings are used to fund the loans to Clayton Homes. Corresponding charges for this interest spread are reflected in Clayton Homes’ earnings. In addition, other finance business earnings for the first six months include guaranty fee income of $18 million in 2012 and $21 million in 2011 from NetJets. Corresponding expenses are recorded by NetJets, which reduced its earnings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Investment and Derivative Gains/Losses

A summary of investment and derivative gains and losses and other-than-temporary impairment losses on investments follows. Amounts are in millions.

	Second Quarter		First Six Months
	2012	2011	2012	2011
Investment gains/losses	$125	$1,289	$356	$1,388
Other-than-temporary impairment losses on investments	—	—	(337)	(506)
Derivative gains/losses	(1,068)	(184)	(66)	87
Gains/losses before income taxes and noncontrolling interests	(943)	1,105	(47)	969
Income taxes and noncontrolling interests	(331)	392	(15)	338
Net gains/losses	$(612)	$713	$(32)	$631

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

Investment gains/losses for the second quarter and first six months of 2011 included a pre-tax gain of $1.25 billion from the redemption of our GS Preferred investment.  Other-than-temporary impairment (“OTTI”) losses in the first six months of 2012 were attributable to our investments in Texas Competitive Electric Holdings bonds. In 2011, OTTI losses related to our investments in Kraft Foods ($169 million) and Wells Fargo ($337 million) common stock. These OTTI losses had no impact whatsoever on the asset values recorded in our Consolidated Balance Sheets or on our consolidated shareholders’ equity when the OTTI losses were recognized. Although we have periodically recorded OTTI losses in earnings in the past, we continue to hold positions in many of these securities. The recognition of such losses in earnings rather than in accumulated other comprehensive income does not necessarily indicate that sales are imminent or planned and sales ultimately may not occur for a number of years. Furthermore, the recognition of OTTI losses does not necessarily indicate that the loss in value of the security is permanent or that the market price of the security will not subsequently increase to and ultimately exceed our original cost.

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

As of June 30, 2012, unrealized losses on our investments in equity securities (determined on an individual purchase lot basis) were $688 million. Unrealized losses averaged 11% of cost. In our judgment, the future earnings potential and underlying business economics of the issuers of these securities are favorable and we possess the ability and intent to hold these securities until their prices recover. Changing market conditions and other facts and circumstances may change the business prospects of these issuers as well as our ability and intent to hold these securities until their prices recover.

In 2012, our derivative contracts generated pre-tax losses of $1,068 million in the second quarter and $66 million in the first six months. In 2011, we incurred pre-tax losses in the second quarter of $184 million and pre-tax gains for the first six months of $87 million. In each period, the gains/losses primarily represented the changes in fair value of our credit default and equity index put option contracts. The periodic changes in the fair values of these contracts can be significant, reflecting the volatility of underlying equity and credit markets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Investment and Derivative Gains/Losses (Continued)

In the second quarter of 2012, our equity index put option contracts produced pre-tax losses of $1,173 million, due primarily to lower equity index values and lower interest rate assumptions. For the first six months of 2012, the pre-tax losses of $484 million were primarily attributable to lower interest rate assumptions, as the decline in index values in the second quarter was largely offset by higher index values at the end of the first quarter. In the second quarter and first six months of 2011, our equity index put option contracts produced pre-tax losses of $271 million and $48 million, respectively. In the second quarter of 2011, the losses were primarily attributable to the weakening of the U.S. Dollar affecting contracts which are denominated in foreign currencies and, to a lesser degree, due to changes in the index prices and changes to other inputs used in estimating the values of the contracts. In the first six months of 2012 and 2011, there were no cash settlements with respect to the equity index contracts.  Our ultimate payment obligations, if any, under our remaining equity index put option contracts will be determined as of the contract expiration dates, which begin in 2018.

Our credit default contracts generated pre-tax gains of $171 million and $511 million in the second quarter and first six months of 2012, respectively. The gains in both periods were primarily due to the narrowing of credit default spreads as well as the passage of time. We paid losses of $68 million in the first six months of 2012, all of which related to our corporate high yield contracts. In 2011, our credit default contracts generated pre-tax gains in the second quarter of $142 million and $212 million in the first six months. The gains in 2011 reflected the narrowing of credit default spreads as well as the passage of time. There were no credit events affecting our contracts during the first six months of 2011.

Financial Condition

Our balance sheet continues to reflect significant liquidity and a strong capital base. Our consolidated shareholders’ equity at June 30, 2012 was $177.4 billion, an increase of $12.5 billion from December 31, 2011. Consolidated cash and investments of insurance and other businesses approximated $166.9 billion at June 30, 2012 including cash and cash equivalents of $36.8 billion, of which about $10.9 billion was held by the parent company. Otherwise, invested assets are held predominantly in our insurance businesses.  On January 31, 2012, we issued an additional $1.7 billion of parent company senior unsecured notes, the proceeds of which were used to fund the repayment of $1.7 billion of notes that matured in February 2012. An additional $2.6 billion of parent company debt matures in February 2013.

In late September 2011, our Board of Directors authorized Berkshire Hathaway to repurchase Class A and Class B shares of Berkshire at prices no higher than a 10% premium over the book value of the shares. Berkshire may repurchase shares at management’s discretion. The repurchase program is expected to continue indefinitely, but does not obligate Berkshire to repurchase any dollar amount or number of Class A or Class B shares. Repurchases will not be made if they would reduce Berkshire’s consolidated cash equivalent holdings below $20 billion. Financial strength and redundant liquidity will always be of paramount importance at Berkshire. To date, share repurchases have been insignificant.

Our railroad, utilities and energy businesses (conducted by BNSF and MidAmerican) maintain very large investments in capital assets (property, plant and equipment) and will regularly make capital expenditures in the normal course of business. In the first six months of 2012, MidAmerican’s capital expenditures were $1.5 billion and BNSF’s capital expenditures were $1.7 billion. For the remainder of 2012, MidAmerican’s forecasted capital expenditures are approximately $2.3 billion, while BNSF’s forecasted capital commitments are approximately $2.1 billion. Future capital expenditures are expected to be funded from cash flows from operations and debt issuances. In 2012, BNSF issued debt of $1.25 billion with maturities in 2022 and 2042, and its outstanding debt increased approximately $1.1 billion to $13.7 billion as of June 30, 2012. In July 2012, $300 million of BNSF debt matured. In 2012, MidAmerican’s new borrowings were approximately $1.7 billion and its aggregate outstanding borrowings increased approximately $500 million to $20.4 billion as of June 30, 2012. MidAmerican and BNSF have aggregate debt and capital lease maturities over the remainder of 2012 of about $1.5 billion. Berkshire has committed until February 28, 2014 to provide up to $2 billion of additional capital to MidAmerican to permit the repayment of its debt obligations or to fund its regulated utility subsidiaries. Berkshire does not guarantee the repayment of debt issued by BNSF, MidAmerican or any of their subsidiaries.

Assets of the finance and financial products businesses, which consisted primarily of loans and finance receivables, fixed maturity securities, other investments and cash and cash equivalents, were approximately $25.1 billion as of June 30, 2012 and $25.0 billion at December 31, 2011. Liabilities were approximately $24.8 billion as of June 30, 2012 and $25.4 billion as of December 31, 2011. As of June 30, 2012, notes payable and other borrowings of $13.5 billion included approximately $11.2 billion of notes issued by BHFC. In the first six months of 2012, $1.95 billion of BHFC notes matured. In May 2012, BHFC issued $1.6 billion of new notes with maturities in 2017, 2022 and 2042. In the third quarter, $750 million of BHFC notes will mature and an additional $500 million will mature in January 2013. We currently intend to issue additional new debt through BHFC to replace some or all of the upcoming debt maturities. The proceeds from the BHFC notes are used to finance originated and acquired loans of Clayton Homes. The full and timely payment of principal and interest on the BHFC notes is guaranteed by Berkshire.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition (Continued)

We regularly access the credit markets, particularly through our parent company and through our railroad, utilities and energy and finance and financial products businesses. Restricted access to credit markets at affordable rates in the future could have a significant negative impact on our operations.

On July 21, 2010, President Obama signed into law financial regulatory reform legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”). The Reform Act reshapes financial regulations in the United States by creating new regulators, regulating new markets and market participants and providing new enforcement powers to regulators. Virtually all major areas of the Reform Act are subject to extensive rulemaking proceedings being conducted both jointly and independently by multiple regulatory agencies, some of which have been completed and others that are expected  to be finalized by the end of 2012.

We are party to several equity index put option and credit default contracts as described in Note 12 to the Consolidated Financial Statements. With limited exception, these contracts contain no collateral posting requirements under any circumstances, including changes in either the fair value or intrinsic value of the contracts or a downgrade in Berkshire’s credit ratings. Substantially all of these contracts were entered into prior to December 31, 2008. At June 30, 2012, the net liabilities recorded for such contracts were approximately $9.9 billion and our collateral posting requirements were $271 million. With respect to such collateral requirements, we receive the income attributable to such collateral or, in certain instances, interest credit from the counterparty. Although the ultimate outcome of the regulatory rulemaking proceedings described in the preceding paragraph cannot be predicted with certainty, we do not believe that the provisions of the Reform Act that concern collateral requirements apply to derivatives contracts that were entered into prior to the enactment of the Reform Act, as ours were. As such, although the Reform Act may adversely affect some of our business activities, it is not currently expected to have a material impact on our consolidated financial results or financial condition.

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

In June 2012, NetJets placed orders with certain manufacturers to acquire up to 425 aircraft with an estimated value of $9.6 billion. The aircraft purchases would be made to replace aircraft in its existing fleet, with deliveries expected to occur over an 8 year period beginning in 2014. The orders include cancellable commitments for 125 aircraft with an estimated cost of $2.8 billion and options to purchase an additional 300 aircraft, with respect to which, NetJets is not presently obligated to acquire.

On June 28, 2012, Berkshire entered into an Asset Purchase Agreement (the “Agreement”) with Residential Capital, LLC and certain of its affiliates (collectively, “ResCap”), which filed for relief under Chapter 11 of the U.S. Bankruptcy Code on May 14, 2012. Under the Agreement, the assets to be acquired represent various portfolios of first and second lien mortgage loans and other assets.  The aggregate purchase price for the loans is subject to adjustment as provided in the Agreement. Based on information available to us regarding the portfolios, we estimate that the purchase price will be approximately $1.45 billion. The Agreement has been approved by the U.S. Bankruptcy Court (the “Court”), which effectively establishes the minimum price for the portfolios of loans. The Court has also determined that an auction will be conducted in October 2012, in which qualifying bidders, including Berkshire, may submit bids for the loan portfolios included in the Agreement. If a competing bid is made at a higher price than Berkshire’s, the Court could allow the sale of the loans to the competing bidder, instead of Berkshire.

Except as noted above, our contractual obligations as of June 30, 2012 were not materially different from those disclosed in the “Contractual Obligations” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Our Consolidated Balance Sheet as of June 30, 2012 includes estimated liabilities for unpaid losses from property and casualty insurance and reinsurance contracts of $63.0 billion. Due to the inherent uncertainties in the process of establishing loss reserve amounts, the actual ultimate claim amounts will likely differ from the currently recorded amounts. A very small percentage change in estimates of this magnitude will result in a material effect on reported earnings. The effects from changes in these estimates are recorded as a component of losses incurred in the period of the change.

Our Consolidated Balance Sheet as of June 30, 2012 includes goodwill of acquired businesses of $53.1 billion. We evaluate goodwill for impairment at least annually and conducted our most recent annual review during the fourth quarter of 2011. Although we believe that the goodwill reflected in the Consolidated Balance Sheet as of June 30, 2012 is not impaired, goodwill may subsequently become impaired as a result of changes in facts and circumstances affecting the valuation of the reporting unit. A goodwill impairment charge could have a material effect on periodic net earnings.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Berkshire’s most recently issued Annual Report and in particular the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of June 30, 2012, there are no material changes in the nature of our market risks described in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Part II Other Information

Item 1. Legal Proceedings

We are party in a variety of legal actions arising out of the normal course of business. In particular, such legal actions affect our insurance and reinsurance businesses. Such litigation generally seeks to establish liability directly through insurance contracts or indirectly through reinsurance contracts issued by Berkshire subsidiaries. Plaintiffs occasionally seek punitive or exemplary damages. We do not believe that such normal and routine litigation will have a material effect on our consolidated financial condition, results of operations or liquidity.

BNSF Railway Company and other Class I railroads have been subject since May 2007, to some 30 similar class action complaints alleging that they have conspired to fix fuel surcharges with respect to unregulated freight transportation services in violation of the antitrust laws. The complaints seek injunctive relief and unspecified treble damages. These cases were consolidated in the federal district court of the District of Columbia for coordinated or consolidated pretrial proceedings (In re: Rail Freight Fuel Surcharge Antitrust Litigation, MDL No. 1869). Consolidated amended class action complaints were filed against BNSF Railway Company and three other Class I railroads in April 2008. On June 21, 2012, the court certified the class sought by the plaintiffs. As a result, with some exceptions, rail customers who paid a fuel surcharge on non-Surface Transportation Board regulated traffic between July 2003 and December 2008 are part of a class that, subject to appeal, can be tried jointly in a single case. We believe that these claims are without merit and continue to defend against the allegations vigorously. We do not currently believe that the outcome of these proceedings will have a material effect on our consolidated financial condition, results of operations or liquidity.

Item 1A. Risk Factors

Our significant business risks are described in Item 1A to Form 10-K for the year ended December 31, 2011 to which reference is made herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

On September 26, 2011, Berkshire announced a common stock repurchase program where Berkshire’s Board of Directors authorized Berkshire to repurchase Class A and Class B shares of the Company at prices no higher than a 10% premium over the book value of the shares. Berkshire’s Board of Directors’ authorization does not specify a maximum number of shares to be purchased. However, repurchases will not be made if they would reduce Berkshire’s consolidated cash equivalent holdings below $20 billion. The repurchase program is expected to continue indefinitely and the amount of purchases will depend entirely upon the levels of cash available, the attractiveness of investment and business opportunities either at hand or on the horizon and the degree of discount from management’s estimate of intrinsic value. The repurchase program does not obligate Berkshire to repurchase any dollar amount or number of Class A or Class B shares. There were no share repurchases during the first six months of 2012.

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
101
The following financial information from Berkshire Hathaway Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Earnings for each of the three-month and six-month periods ended June 30, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income for each of the three-month and six-month periods ended June 30, 2012 and 2011, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for each of the six-month periods ended June 30, 2012 and 2011, (v) the Consolidated Statements of Cash Flows for each of the six-month periods ended June 30, 2012 and 2011, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC.
(Registrant)

Date: August 3, 2012	/S/ MARC D. HAMBURG
(Signature)
Marc D. Hamburg, Senior Vice President and Principal Financial Officer