Form 10-Q
period 2012-09-30
BERKSHIRE HATHAWAY INC
filed 2012-11-02
CIK 1067983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of October 25, 2012:

Class A —	919,298
Class B —	1,099,792,631

BERKSHIRE HATHAWAY INC.

Part I Financial Information

Item 1. Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Insurance and Other:
Cash and cash equivalents	$41,820	$33,513
Investments:
Fixed maturity securities	31,021	31,222
Equity securities	87,088	76,063
Other	14,980	13,111
Receivables	21,327	19,012
Inventories	9,476	8,975
Property, plant and equipment	18,924	18,177
Goodwill	33,015	32,125
Other	17,582	18,121

	275,233	250,319

Railroad, Utilities and Energy:
Cash and cash equivalents	4,119	2,246
Property, plant and equipment	85,923	82,214
Goodwill	20,092	20,056
Other	13,076	12,861

	123,210	117,377

Finance and Financial Products:
Cash and cash equivalents	1,837	1,540
Investments in fixed maturity securities	868	966
Other investments	4,719	3,810
Loans and finance receivables	13,230	13,934
Goodwill	1,036	1,032
Other	3,982	3,669

	25,672	24,951

	$424,115	$392,647

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Losses and loss adjustment expenses	$63,382	$63,819
Unearned premiums	11,042	8,910
Life, annuity and health insurance benefits	10,394	9,924
Accounts payable, accruals and other liabilities	18,978	18,466
Notes payable and other borrowings	13,405	13,768

	117,201	114,887

Railroad, Utilities and Energy:
Accounts payable, accruals and other liabilities	12,924	13,016
Notes payable and other borrowings	35,732	32,580

	48,656	45,596

Finance and Financial Products:
Accounts payable, accruals and other liabilities	1,208	1,224
Derivative contract liabilities	10,090	10,139
Notes payable and other borrowings	13,372	14,036

	24,670	25,399

Income taxes, principally deferred	44,514	37,804

Total liabilities	235,041	223,686

Shareholders’ equity:
Common stock	8	8
Capital in excess of par value	37,890	37,807
Accumulated other comprehensive income	27,050	17,654
Retained earnings	119,721	109,448
Treasury stock, at cost	(67)	(67)

Berkshire Hathaway shareholders’ equity	184,602	164,850
Noncontrolling interests	4,472	4,111

Total shareholders’ equity	189,074	168,961

	$424,115	$392,647

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in millions except per share amounts)

	Third Quarter		First Nine Months
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Revenues:
Insurance and Other:
Insurance premiums earned	$8,851	$7,645	$25,344	$24,076
Sales and service revenues	20,982	18,573	61,060	53,681
Interest, dividend and other investment income	994	1,051	3,481	3,754
Investment gains/losses	725	100	1,057	1,314
Other-than-temporary impairment losses on investments	—	(8)	(337)	(514)

	31,552	27,361	90,605	82,311

Railroad, Utilities and Energy:
Operating revenues	8,353	7,781	23,971	22,594
Other	66	47	154	115

	8,419	7,828	24,125	22,709

Finance and Financial Products:
Interest, dividend and other investment income	366	384	1,113	1,141
Investment gains/losses	192	—	216	174
Derivative gains/losses	(118)	(2,443)	(184)	(2,356)
Other	639	609	1,868	1,754

	1,079	(1,450)	3,013	713

	41,050	33,739	117,743	105,733

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	5,016	3,827	14,373	16,107
Life, annuity and health insurance benefits	1,284	1,041	3,727	3,032
Insurance underwriting expenses	1,943	1,082	5,594	4,527
Cost of sales and services	16,992	15,281	49,409	44,095
Selling, general and administrative expenses	2,573	2,105	7,477	6,262
Interest expense	105	79	314	216

	27,913	23,415	80,894	74,239

Railroad, Utilities and Energy:
Cost of sales and operating expenses	5,930	5,675	17,567	16,898
Interest expense	439	428	1,306	1,280

	6,369	6,103	18,873	18,178

Finance and Financial Products:
Interest expense	148	162	459	493
Other	684	696	2,035	1,961

	832	858	2,494	2,454

	35,114	30,376	102,261	94,871

Earnings before income taxes	5,936	3,363	15,482	10,862
Income tax expense	1,882	953	4,831	3,307

Net earnings	4,054	2,410	10,651	7,555
Less: Earnings attributable to noncontrolling interests	134	132	378	349

Net earnings attributable to Berkshire Hathaway shareholders	$3,920	$2,278	$10,273	$7,206

Average common shares outstanding *	1,652,184	1,651,290	1,651,549	1,649,585
Net earnings per share attributable to Berkshire Hathaway shareholders *	$2,373	$1,380	$6,220	$4,368

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

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(dollars in millions)

	Third Quarter		First Nine Months
	2012	2011	2012	2011
Comprehensive income attributable to Berkshire Hathaway shareholders:
Net earnings	$3,920	$2,278	$10,273	$7,206

Other comprehensive income:
Net change in unrealized appreciation of investments	5,034	(7,318)	14,888	(6,720)
Applicable income taxes	(1,703)	2,575	(5,170)	2,398
Reclassification of investment appreciation in earnings	(718)	(57)	(693)	(977)
Applicable income taxes	252	20	243	342
Foreign currency translation	446	(610)	128	34
Applicable income taxes	(16)	29	(9)	(6)
Prior service cost and actuarial gains/losses of defined benefit plans	(2)	34	47	45
Applicable income taxes	(3)	(14)	(19)	(18)
Other, net	(21)	16	(19)	24

Other comprehensive income, net	3,269	(5,325)	9,396	(4,878)

Comprehensive income attributable to Berkshire Hathaway shareholders	$7,189	$(3,047)	$19,669	$2,328

Comprehensive income of noncontrolling interests	$172	$2	$395	$239

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(dollars in millions)

		Berkshire Hathaway shareholders’ equity				Non- controlling interests
	Common stock and capital in excess of par value	Accumulated other comprehensive income	Retained earnings	Treasury stock	Total
Balance at December 31, 2010	$37,541	$20,583	$99,194	$—	$157,318	$5,616
Net earnings	—	—	7,206	—	7,206	349
Other comprehensive income, net	—	(4,878)	—	—	(4,878)	(110)
Issuance of common stock and other transactions	392	—	—	(18)	374	—
Changes in noncontrolling interests:
Interests acquired and other transactions	(139)	76	—	—	(63)	(1,931)

Balance at September 30, 2011	$37,794	$15,781	$106,400	$(18)	$159,957	$3,924

Balance at December 31, 2011	$37,815	$17,654	$109,448	$(67)	$164,850	$4,111
Net earnings	—	—	10,273	—	10,273	378
Other comprehensive income, net	—	9,396	—	—	9,396	17
Issuance of common stock and other transactions	83	—	—	—	83	—
Changes in noncontrolling interests:
Interests acquired and other transactions	—	—	—	—	—	(34)

Balance at September 30, 2012	$37,898	$27,050	$119,721	$(67)	$184,602	$4,472

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in millions)

	First Nine Months
	2012	2011
Cash flows from operating activities:
Net earnings	$10,651	$7,555
Adjustments to reconcile net earnings to operating cash flows:
Investment (gains) losses and other-than-temporary impairment losses	(936)	(974)
Depreciation	3,814	3,418
Other	641	374
Changes in operating assets and liabilities before business acquisitions:
Losses and loss adjustment expenses	(435)	3,478
Deferred charges reinsurance assumed	204	(525)
Unearned premiums	2,136	1,599
Receivables and originated loans	(1,759)	(1,847)
Derivative contract assets and liabilities	(104)	2,222
Income taxes	724	1,024
Other assets	(316)	(1,427)
Other liabilities	1,540	1,085

Net cash flows from operating activities	16,160	15,982

Cash flows from investing activities:
Purchases of fixed maturity securities	(6,684)	(6,122)
Purchases of equity securities	(6,454)	(11,351)
Purchases of other investments	—	(5,000)
Sales of fixed maturity securities	2,607	1,612
Redemptions and maturities of fixed maturity securities	4,646	5,419
Sales of equity securities	7,006	885
Redemptions of other investments	—	9,345
Purchases of loans and finance receivables	(546)	(1,615)
Collections on loans and finance receivables	1,098	2,683
Acquisitions of businesses, net of cash acquired	(1,831)	(7,984)
Purchases of property, plant and equipment	(7,193)	(5,673)
Other	(115)	15

Net cash flows from investing activities	(7,466)	(17,786)

Cash flows from financing activities:
Proceeds from borrowings of insurance and other businesses	1,796	2,063
Proceeds from borrowings of railroad, utilities and energy businesses	4,699	2,290
Proceeds from borrowings of finance businesses	2,357	1,528
Repayments of borrowings of insurance and other businesses	(1,962)	(2,272)
Repayments of borrowings of railroad, utilities and energy businesses	(1,137)	(1,158)
Repayments of borrowings of finance businesses	(3,009)	(1,847)
Change in short term borrowings, net	(989)	(552)
Acquisitions of noncontrolling interests and other	(76)	(1,810)

Net cash flows from financing activities	1,679	(1,758)

Effects of foreign currency exchange rate changes	104	111

Increase (decrease) in cash and cash equivalents	10,477	(3,451)
Cash and cash equivalents at beginning of year *	37,299	38,227

Cash and cash equivalents at end of first nine months *	$47,776	$34,776

* Cash and cash equivalents are comprised of the following:
Beginning of year—
Insurance and Other	$33,513	$34,767
Railroad, Utilities and Energy	2,246	2,557
Finance and Financial Products	1,540	903

	$37,299	$38,227

End of first nine months—
Insurance and Other	$41,820	$30,587
Railroad, Utilities and Energy	4,119	2,965
Finance and Financial Products	1,837	1,224

	$47,776	$34,776

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

For a number of reasons, our results for interim periods are not normally indicative of results to be expected for the year. The timing and magnitude of catastrophe losses incurred by insurance subsidiaries and the estimation error inherent to the process of determining liabilities for unpaid losses of insurance subsidiaries can be relatively more significant to results of interim periods than to results for a full year. Variations in the amount and timing of investment gains/losses can cause significant variations in periodic net earnings. Investment gains/losses are recorded when investments are disposed or are other-than-temporarily impaired. In addition, changes in the fair value of derivative assets/liabilities associated with derivative contracts can cause significant variations in periodic net earnings.

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

Note 3. Significant business acquisitions

Our long-held acquisition strategy is to acquire businesses with consistent earning power, good returns on equity and able and honest management at sensible prices. In the first nine months of 2012, we completed several smaller-sized business acquisitions, which we consider as “bolt-on” acquisitions to several of our existing business operations. Aggregate consideration paid for these acquisitions was approximately $1.8 billion. We do not believe that these acquisitions are material, individually or in the aggregate, to our Consolidated Financial Statements.

Notes To Consolidated Financial Statements (Continued)

Note 3. Significant business acquisitions (Continued)

On September 16, 2011, Berkshire completed the acquisition of The Lubrizol Corporation (“Lubrizol”) pursuant to a merger agreement, under which Berkshire acquired all of the outstanding shares of Lubrizol common stock for cash of $135 per share (approximately $8.7 billion in the aggregate). Lubrizol, based in Cleveland, Ohio, is an innovative specialty chemical company that produces and supplies technologies to customers in the global transportation, industrial and consumer markets. These technologies include additives for engine oils, other transportation-related fluids and industrial lubricants, as well as additives for gasoline and diesel fuel. In addition, Lubrizol makes ingredients and additives for personal care products and pharmaceuticals; specialty materials, including plastics; and performance coatings. Lubrizol’s industry-leading technologies in additives, ingredients and compounds enhance the quality, performance and value of customers’ products, while reducing their environmental impact. We accounted for the Lubrizol acquisition pursuant to the acquisition method. The valuation of the identified assets and liabilities and the resulting excess amount recorded as goodwill as of the acquisition date was completed as of December 31, 2011. Lubrizol’s financial results are included in our Consolidated Financial Statements beginning as of September 16, 2011.

We have owned a controlling interest in Marmon Holdings, Inc. (“Marmon”) since 2008. In the first quarter of 2011, we increased our ownership in Marmon to 80.2% as a result of acquiring 16.6% of Marmon’s outstanding common stock for approximately $1.5 billion. We are contractually required to acquire substantially all of the remaining noncontrolling interests of Marmon no later than March 31, 2014, for an amount that will be based on Marmon’s future operating results. In June 2011, we acquired all of the noncontrolling interests in Wesco Financial Corporation for aggregate consideration of $543 million, consisting of cash of approximately $298 million and 3,253,472 shares of Berkshire Class B common stock.

Note 4. Investments in fixed maturity securities

Investments in securities with fixed maturities as of September 30, 2012 and December 31, 2011 are summarized by type below (in millions).

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2012
U.S. Treasury, U.S. government corporations and agencies	$2,546	$37	$—	$2,583
States, municipalities and political subdivisions	2,642	187	—	2,829
Foreign governments	11,225	341	(36)	11,530
Corporate bonds	10,179	2,164	(5)	12,338
Mortgage-backed securities	2,273	344	(8)	2,609

	$28,865	$3,073	$(49)	$31,889

December 31, 2011
U.S. Treasury, U.S. government corporations and agencies	$2,894	$41	$—	$2,935
States, municipalities and political subdivisions	2,862	208	—	3,070
Foreign governments	10,608	283	(48)	10,843
Corporate bonds	11,120	1,483	(155)	12,448
Mortgage-backed securities	2,564	343	(15)	2,892

	$30,048	$2,358	$(218)	$32,188

Investments in fixed maturity securities are reflected in our Consolidated Balance Sheets as follows (in millions).

	September 30, 2012	December 31, 2011
Insurance and other	$31,021	$31,222
Finance and financial products	868	966

	$31,889	$32,188

Investments in foreign government securities include securities issued by national and provincial government entities as well as instruments that are unconditionally guaranteed by such entities. As of September 30, 2012, approximately 96% of foreign government holdings were rated AA or higher by at least one of the major rating agencies. Investments in obligations issued or guaranteed by Germany, the United Kingdom, Canada, Australia and the Netherlands represented approximately 80% of the investments in foreign government obligations. Unrealized losses on all fixed maturity investments in a continuous unrealized loss position for more than twelve consecutive months were $10 million as of September 30, 2012 and $20 million as of December 31, 2011.

Notes To Consolidated Financial Statements (Continued)

Note 4. Investments in fixed maturity securities (Continued)

The amortized cost and estimated fair value of securities with fixed maturities at September 30, 2012 are summarized below by contractual maturity dates. Actual maturities will differ from contractual maturities because issuers of certain of the securities retain early call or prepayment rights. Amounts are in millions.

	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Mortgage- backed securities	Total
Amortized cost	$6,268	$13,255	$4,662	$2,407	$2,273	$28,865
Fair value	6,309	14,503	5,458	3,010	2,609	31,889

Note 5. Investments in equity securities

Investments in equity securities as of September 30, 2012 and December 31, 2011 are summarized based on the primary industry of the investee in the table below (in millions).

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2012
Banks, insurance and finance	$18,025	$14,360	$(17)	$32,368
Consumer products	8,160	15,630	(3)	23,787
Commercial, industrial and other	23,938	8,152	(218)	31,872

	$50,123	$38,142	$(238)	$88,027

December 31, 2011
Banks, insurance and finance	$16,697	$9,480	$(1,269)	$24,908
Consumer products	12,390	14,320	—	26,710
Commercial, industrial and other	20,523	4,973	(123)	25,373

	$49,610	$28,773	$(1,392)	$76,991

Investments in equity securities are reflected in our Consolidated Balance Sheets as follows (in millions).

	September 30, 2012	December 31, 2011
Insurance and other	$87,088	$76,063
Railroad, utilities and energy *	392	488
Finance and financial products *	547	440

	$88,027	$76,991

*	Included in other assets.

As of September 30, 2012, unrealized losses on equity securities in a continuous unrealized loss position for more than twelve consecutive months were $45 million. There were none as of December 31, 2011. As of September 30, 2012 and December 31, 2011, we concluded that the unrealized losses were temporary. Our conclusions were based on: (a) our ability and intent to hold the securities to recovery; (b) our assessment that the underlying business and financial condition of each of these issuers was favorable; (c) our opinion that the relative price declines were not significant; and (d) our belief that it was reasonably possible that market prices will increase to and exceed our cost in a relatively short period of time.

Notes To Consolidated Financial Statements (Continued)

Note 6. Other investments

Other investments include fixed maturity and equity securities of The Goldman Sachs Group, Inc. (“GS”), General Electric Company (“GE”), Wm. Wrigley Jr. Company (“Wrigley”), The Dow Chemical Company (“Dow”) and Bank of America Corporation (“BAC”). A summary of other investments follows (in millions).

	Cost	Net Unrealized Gains	Fair Value	Carrying Value
September 30, 2012
Other fixed maturity and equity securities:
Insurance and other	$13,054	$2,851	$15,905	$14,980
Finance and financial products	3,198	1,531	4,729	4,719

	$16,252	$4,382	$20,634	$19,699

December 31, 2011
Other fixed maturity and equity securities:
Insurance and other	$13,051	$1,055	$14,106	$13,111
Finance and financial products	3,198	623	3,821	3,810

	$16,249	$1,678	$17,927	$16,921

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

Notes To Consolidated Financial Statements (Continued)

Note 7. Investment gains/losses and other-than-temporary impairment losses on investments

Investment gains/losses are summarized below (in millions).

	Third Quarter		First Nine Months
	2012	2011	2012	2011
Fixed maturity securities —
Gross gains from sales and other disposals	$77	$31	$168	$207
Gross losses from sales and other disposals	—	(1)	(345)	(5)
Equity securities —
Gross gains from sales and other disposals	645	40	1,218	1,308
Gross losses from sales and other disposals	(4)	(5)	(11)	(19)
Other	199	35	243	(3)

	$917	$100	$1,273	$1,488

Investment gains/losses are reflected in the Consolidated Statements of Earnings as follows.

	Third Quarter		First Nine Months
	2012	2011	2012	2011
Insurance and other	$725	$100	$1,057	$1,314
Finance and financial products	192	—	216	174

	$917	$100	$1,273	$1,488

During the first nine months of 2011, we realized an investment gain of $1.25 billion from the redemption of our investment in GS Preferred.

Other-than-temporary impairment (“OTTI”) losses were as follows (in millions).

	Third Quarter		First Nine Months
	2012	2011	2012	2011
Equity securities	$—	$—	$—	$506
Fixed maturity securities	—	8	337	8

	$—	$8	$337	$514

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

Note 8. Receivables

Receivables of insurance and other businesses are comprised of the following (in millions).

	September 30, 2012	December 31, 2011
Insurance premiums receivable	$8,239	$6,663
Reinsurance recoverable on unpaid losses	2,706	2,953
Trade and other receivables	10,760	9,772
Allowances for uncollectible accounts	(378)	(376)

	$21,327	$19,012

Notes To Consolidated Financial Statements (Continued)

Note 8. Receivables (Continued)

Loans and finance receivables of finance and financial products businesses are comprised of the following (in millions).

	September 30, 2012	December 31, 2011
Consumer installment loans and finance receivables	$12,992	$13,463
Commercial loans and finance receivables	614	860
Allowances for uncollectible loans	(376)	(389)

	$13,230	$13,934

Allowances for uncollectible loans predominantly relate to consumer installment loans. Provisions for consumer loan losses were $243 million in the first nine months of 2012 and $255 million for the first nine months of 2011. Loan charge-offs, net of recoveries, for the first nine months were $256 million in 2012 and $239 million in 2011. Consumer loan amounts are net of unamortized acquisition discounts of $475 million at September 30, 2012 and $500 million at December 31, 2011. At September 30, 2012, approximately 96% of consumer installment loan balances were evaluated collectively for impairment, whereas about 77% of commercial loan balances were evaluated individually for impairment. As a part of the evaluation process, credit quality indicators are reviewed and loans are designated as performing or non-performing. At September 30, 2012, approximately 98% of consumer installment and commercial loan balances were determined to be performing and approximately 93% of those balances were current as to payment status.

Note 9. Inventories

Inventories are comprised of the following (in millions).

	September 30, 2012	December 31, 2011
Raw materials	$1,734	$1,598
Work in process and other	941	897
Finished manufactured goods	3,207	3,114
Goods acquired for resale	3,594	3,366

	$9,476	$8,975

Note 10. Goodwill and other intangible assets

A reconciliation of the change in the carrying value of goodwill for the nine months ended September 30, 2012 and the year ended December 31, 2011 follows (in millions).

	September 30, 2012	December 31, 2011
Balance at beginning of year	$53,213	$49,006
Acquisitions of businesses	1,064	4,179
Other, including foreign currency translation	(134)	28

Balance at end of period	$54,143	$53,213

Intangible assets other than goodwill are included in other assets and are summarized by type as follows (in millions).

	September 30, 2012		December 31, 2011
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Insurance and other	$11,366	$2,826	$11,016	$2,319
Railroad, utilities and energy	2,101	861	2,088	623

	$13,467	$3,687	$13,104	$2,942

Trademarks and trade names	$2,684	$265	$2,655	$219
Patents and technology	4,984	1,927	4,900	1,496
Customer relationships	4,232	1,071	4,060	840
Other	1,567	424	1,489	387

	$13,467	$3,687	$13,104	$2,942

Notes To Consolidated Financial Statements (Continued)

Note 10. Goodwill and other intangible assets (Continued)

Amortization expense was $760 million for the first nine months of 2012 and $565 million for the first nine months of 2011. Intangible assets with indefinite lives as of September 30, 2012 and December 31, 2011 were $2,273 million and $2,250 million, respectively.

Note 11. Property, plant and equipment

Property, plant and equipment of our insurance and other businesses are comprised of the following (in millions).

	Ranges of estimated useful life	September 30, 2012	December 31, 2011

Land	—	$990	$940
Buildings and improvements	3 – 40 years	5,694	5,429
Machinery and equipment	3 – 25 years	14,119	13,589
Furniture, fixtures and other	2 – 20 years	2,829	2,397
Assets held for lease	12 – 30 years	6,611	5,997

		30,243	28,352
Accumulated depreciation		(11,319)	(10,175)

		$18,924	$18,177

Depreciation expense of insurance and other businesses for the first nine months of 2012 and 2011 was $1,443 million and $1,191 million, respectively.

Property, plant and equipment of our railroad, utilities and energy businesses are comprised of the following (in millions).

	Ranges of estimated useful life
		September 30, 2012	December 31, 2011
Railroad:
Land	—	$5,942	$5,925
Track structure and other roadway	5 – 100 years	37,790	36,760
Locomotives, freight cars and other equipment	5 – 37 years	6,358	5,533
Construction in progress	—	1,072	885
Utilities and energy:
Utility generation, distribution and transmission system	5 – 80 years	41,813	40,180
Interstate pipeline assets	3 – 80 years	6,323	6,245
Independent power plants and other assets	3 – 30 years	1,129	1,106
Construction in progress	—	2,639	1,559

		103,066	98,193
Accumulated depreciation		(17,143)	(15,979)

		$85,923	$82,214

Railroad property, plant and equipment includes the land, other roadway, track structure and rolling stock (primarily locomotives and freight cars) of BNSF. The utility generation, distribution and transmission system and interstate pipeline assets are the regulated assets of public utility and natural gas pipeline subsidiaries. Depreciation expense of the railroad, utilities and energy businesses for the first nine months of 2012 and 2011 was $2,235 million and $2,093 million, respectively.

Notes To Consolidated Financial Statements (Continued)

Note 12. Derivative contracts

As of September 30, 2012, derivative contracts are used primarily in our finance and financial products and energy businesses. Substantially all of the derivative contracts of our finance and financial products businesses are not designated as hedges for financial reporting purposes. Changes in the fair values of such contracts are reported in earnings as derivative gains/losses. We entered into these contracts with the expectation that the premiums received would exceed the amounts ultimately paid to counterparties. A summary of derivative contracts of our finance and financial products businesses follows (in millions).

	September 30, 2012				December 31, 2011
	Assets (3)	Liabilities	Notional Value		Assets (3)	Liabilities	Notional Value
Equity index put options	$—	$9,517	$34,028	(1)	$—	$8,499	$34,014	(1)
Credit default contracts	54	492	14,615	(2)	55	1,527	24,194	(2)
Other	324	124			268	156
Counterparty netting	(68)	(43)			(67)	(43)

	$310	$10,090			$256	$10,139

(1)	Represents the aggregate undiscounted amount payable at the contract expiration dates assuming that the value of each index is zero at the contract expiration date.
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

	Third Quarter		First Nine Months
	2012	2011	2012	2011
Equity index put options	$(534)	$(2,089)	$(1,018)	$(2,137)
Credit default obligations	316	(247)	827	(35)
Other	100	(107)	7	(184)

	$(118)	$(2,443)	$(184)	$(2,356)

The equity index put option contracts are European style options written on four major equity indexes. Future payments, if any, under these contracts will be required if the underlying index value is below the strike price at the contract expiration dates. We received the premiums on these contracts in full at the contract inception dates and therefore have no counterparty credit risk. We have written no new contracts since February 2008.

At September 30, 2012, the aggregate intrinsic value (which is the undiscounted liability assuming the contracts are settled on their future expiration dates based on the September 30, 2012 index values and foreign currency exchange rates) was approximately $5.4 billion. At December 31, 2011, the aggregate intrinsic value of these contracts, assuming the contracts were settled on that date, was approximately $6.2 billion. However, these contracts may not be unilaterally terminated or fully settled before the expiration dates which occur between June 2018 and January 2026. Therefore, the ultimate amount of cash basis gains or losses on these contracts will not be determined for many years. The remaining weighted average life of all contracts was approximately 8.2 years at September 30, 2012.

Our credit default contracts were written on various indexes of non-investment grade (or “high yield”) corporate issuers, as well as investment grade corporate and state/municipal debt issuers. These contracts cover the loss in value of specified debt obligations of the issuers arising from default events, which are usually from their failure to make payments or bankruptcy. Loss amounts are subject to aggregate contract limits. We have written no new contracts since February 2009.

State/municipality credit contract exposures as of September 30, 2012 relate to more than 500 debt issues with maturities ranging from 2019 to 2054 and having a weighted average term of 19 years. Pursuant to the contract terms, future loss payments, if any, cannot be settled before the maturity dates of the underlying obligations. In August 2012, contracts with notional values of $8.25 billion were terminated. We have no further obligations with respect to the terminated contracts.

Notes To Consolidated Financial Statements (Continued)

Note 12. Derivative contracts (Continued)

All individual investment grade and high-yield corporate contracts in-force as of September 30, 2012 expire between December 2012 and December 2013, including $6.1 billion of notional value under contracts expiring by September 30, 2013. Future losses, if any, under substantially all of the high yield index contracts currently in-force are subject to sizable aggregate deductibles that must be satisfied before we have any payment obligations.

Premiums under individual corporate credit default contracts are, generally, due from counterparties on a quarterly basis over the terms of the contracts. Otherwise, we have no counterparty credit risk under our credit default contracts because all premiums were received at the inception of the contracts.

With limited exceptions, our equity index put option and credit default contracts contain no collateral posting requirements with respect to changes in the fair value or intrinsic value of the contracts and/or a downgrade of Berkshire’s credit ratings. As of September 30, 2012, our collateral posting requirement under contracts with collateral provisions was $150 million compared to $238 million at December 31, 2011. If Berkshire’s credit ratings (currently AA+ from Standard & Poor’s and Aa2 from Moody’s) are downgraded below either A- by Standard & Poor’s or A3 by Moody’s, additional collateral of up to $1.1 billion could be required to be posted.

Our regulated utility subsidiaries are exposed to variations in the market prices in the purchases and sales of natural gas and electricity and in the purchases of fuel. Derivative instruments, including forward purchases and sales, futures, swaps and options, are used to manage a portion of these price risks. Unrealized gains and losses under the contracts of our regulated utilities that are probable of recovery through rates are recorded as regulatory assets or liabilities. Unrealized gains or losses on contracts accounted for as cash flow or fair value hedges are recorded in accumulated other comprehensive income or in net earnings, as appropriate. Derivative contract assets are included in other assets of railroad, utilities and energy businesses and were $33 million and $71 million as of September 30, 2012 and December 31, 2011, respectively. Derivative contract liabilities are included in accounts payable, accruals and other liabilities of railroad, utilities and energy businesses and were $230 million and $336 million as of September 30, 2012 and December 31, 2011, respectively.

Note 13. Supplemental cash flow information

A summary of supplemental cash flow information for the first nine months of 2012 and 2011 is presented in the following table (in millions).

	First Nine Months
	2012	2011
Cash paid during the period for:
Income taxes	$2,896	$1,352
Interest:
Interest of insurance and other businesses	290	155
Interest of railroad, utilities and energy businesses	1,393	1,390
Interest of finance and financial products businesses	471	475

Non-cash investing and financing activities:
Liabilities assumed in connection with business acquisitions	793	4,991
Common stock issued in connection with acquisition of noncontrolling interests in Wesco Financial Corporation	—	245
Borrowings assumed in connection with certain property, plant and equipment additions	306	376

Notes To Consolidated Financial Statements (Continued)

Note 14. Notes payable and other borrowings

Notes payable and other borrowings are summarized below (in millions). The weighted average interest rates and maturity date ranges shown in the following tables are based on borrowings as of September 30, 2012.

	Weighted Average Interest Rate
		September 30, 2012	December 31, 2011
Insurance and other:
Issued by Berkshire parent company due 2013-2047	2.3%	$8,319	$8,287
Short-term subsidiary borrowings	0.3%	1,225	1,490
Other subsidiary borrowings due 2012-2035	5.9%	3,861	3,991

		$13,405	$13,768

In connection with the BNSF acquisition in 2010, the Berkshire parent company issued $8.0 billion aggregate par amount of senior unsecured notes, including $1.1 billion of floating rate and $600 million of 1.4% notes that matured in February 2012. In January 2012, the Berkshire parent company issued $1.1 billion of 1.9% senior notes due in 2017 and $600 million of 3.4% senior notes due in 2022.

	Weighted Average Interest Rate
		September 30, 2012	December 31, 2011
Railroad, utilities and energy:
Issued by MidAmerican Energy Holdings Company (“MidAmerican”) and its subsidiaries:
MidAmerican senior unsecured debt due 2012-2037	6.3%	$5,113	$5,363
Subsidiary and other debt due 2012-2042	5.3%	16,021	14,552
Issued by BNSF due 2012-2097	5.5%	14,598	12,665

		$35,732	$32,580

MidAmerican subsidiary debt represents amounts issued pursuant to separate financing agreements. All, or substantially all, of the assets of certain MidAmerican subsidiaries are, or may be, pledged or encumbered to support or otherwise secure the debt. These borrowing arrangements generally contain various covenants including, but not limited to, leverage ratios, interest coverage ratios and debt service coverage ratios. In the first nine months of 2012, MidAmerican subsidiaries issued approximately $2.5 billion of new debt with interest rates from 1.43% to 5.75% and maturities ranging from 2013 to 2042. In the fourth quarter of 2012, MidAmerican and subsidiary debt of approximately $850 million will mature. In March and August 2012, BNSF issued in the aggregate $2.5 billion in debentures, comprised of $1,225 million of 3.05% debentures due in 2022, $625 million of 4.40% debentures due in 2042 and $650 million of 4.375% debentures due in 2042. BNSF’s borrowings are primarily unsecured. As of September 30, 2012, BNSF and MidAmerican and their subsidiaries were in compliance with all applicable covenants. Berkshire does not guarantee any debt or other borrowings of BNSF, MidAmerican or their subsidiaries.

	Weighted Average Interest Rate
		September 30, 2012	December 31, 2011
Finance and financial products:
Issued by Berkshire Hathaway Finance Corporation (“BHFC”) due 2013-2042	4.1%	$11,186	$11,531
Issued by other subsidiaries due 2012-2036	4.7%	2,186	2,505

		$13,372	$14,036

BHFC is a 100% owned finance subsidiary of Berkshire, which has fully and unconditionally guaranteed BHFC’s borrowings. During the first nine months of 2012, $2.7 billion of BHFC notes matured. In May and September 2012, BHFC issued in the aggregate $2.35 billion of senior notes consisting of $1,075 million of 1.6% notes due in 2017, $550 million of 3.0% notes due in 2022 and $725 million of 4.4% notes due in 2042.

Certain of our subsidiaries in the aggregate have approximately $5.1 billion of unused lines of credit and commercial paper capacity at September 30, 2012, to support short-term borrowing programs and provide additional liquidity. In addition to borrowings of BHFC, Berkshire guarantees approximately $4.5 billion of other subsidiary borrowings as of September 30, 2012. Generally, Berkshire’s guarantee of a subsidiary’s debt obligation is an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all present and future payment obligations.

Notes To Consolidated Financial Statements (Continued)

Note 15. Fair value measurements

Our financial assets and liabilities are summarized below according to the fair value hierarchy. The carrying values of cash and cash equivalents, accounts receivable and accounts payable, accruals and other liabilities are considered to be reasonable estimates of their fair values. As of September 30, 2012 and December 31, 2011, the carrying values and fair values of financial assets and liabilities were as follows (in millions).

	Carrying Value	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2012—Assets and liabilities carried at fair value:
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$2,583	$2,583	$1,111	$1,470	$2
States, municipalities and political subdivisions	2,829	2,829	—	2,829	—
Foreign governments	11,530	11,530	4,694	6,836	—
Corporate bonds	12,338	12,338	—	11,687	651
Mortgage-backed securities	2,609	2,609	—	2,609	—

Investments in equity securities	88,027	88,027	87,928	64	35
Other investments	14,445	14,445	—	—	14,445
Derivative contract assets (1)	343	343	—	245	98

Derivative contract liabilities:
Railroad, utilities and energy (2)	230	230	11	212	7
Finance and financial products:
Equity index put options	9,517	9,517	—	—	9,517
Credit default obligations	492	492	—	—	492
Other	81	81	—	81	—

September 30, 2012—Assets and liabilities not carried at fair value:
Other investments	5,254	6,189	—	—	6,189
Loans and finance receivables	13,230	12,713	—	968	11,745

Notes payable and other borrowings:
Insurance and other	13,405	14,198	—	14,198	—
Railroad, utilities and energy	35,732	42,084	—	42,084	—
Finance and financial products	13,372	14,372	—	13,529	843

December 31, 2011—Assets and liabilities carried at fair value:
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	2,935	2,935	843	2,090	2
States, municipalities and political subdivisions	3,070	3,070	—	3,069	1
Foreign governments	10,843	10,843	4,444	6,265	134
Corporate bonds	12,448	12,448	—	11,801	647
Mortgage-backed securities	2,892	2,892	—	2,892	—

Investments in equity securities	76,991	76,991	76,906	63	22
Other investments	11,669	11,669	—	—	11,669
Derivative contract assets (1)	327	327	—	205	122

Derivative contract liabilities:
Railroad, utilities and energy (2)	336	336	12	320	4
Finance and financial products:
Equity index put options	8,499	8,499	—	—	8,499
Credit default obligations	1,527	1,527	—	—	1,527
Other	113	113	—	113	—

(1)	Included in other assets.
(2)	Included in accounts payable, accruals and other liabilities.

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

Level 3 – Inputs include unobservable inputs used in the measurement of assets and liabilities. Management is required to use its own assumptions regarding unobservable inputs because there is little, if any, market activity in the assets or liabilities and we may be unable to corroborate the related observable inputs. Unobservable inputs require management to make certain projections and assumptions about the information that would be used by market participants in pricing assets or liabilities. Fair value measurements of non-exchange traded derivative contracts and certain other investments are based primarily on valuation models, discounted cash flow models or other valuation techniques that are believed to be used by market participants.

A reconciliation of assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the first nine months of 2011 follows (in millions).

	Investments in fixed maturity securities	Investments in equity securities	Other investments	Net derivative contract (liabilities)
Balance at December 31, 2010	$801	$35	$17,589	$(8,222)
Gains (losses) included in:
Earnings	—	—	—	(2,244)
Other comprehensive income	7	(19)	(1,813)	—
Regulatory assets and liabilities	—	—	—	87
Acquisitions	6	—	5,000	—
Dispositions	(34)	—	—	—
Settlements	—	—	—	(25)
Transfers out of Level 3	—	—	(8,800)	1

Balance at September 30, 2011	$780	$16	$11,976	$(10,403)

Notes To Consolidated Financial Statements (Continued)

Note 15. Fair value measurements (Continued)

A reconciliation of assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the first nine months of 2012 follows (in millions).

	Investments in fixed maturity securities	Investments in equity securities	Other investments	Net derivative contract (liabilities)
Balance at December 31, 2011	$784	$22	$11,669	$(9,908)
Gains (losses) included in:
Earnings	—	—	—	(199)
Other comprehensive income	6	13	2,776	3
Regulatory assets and liabilities	—	—	—	—
Dispositions	(8)	—	—	—
Settlements, net	—	—	—	186
Transfers out of Level 3	(129)	—	—	—

Balance at September 30, 2012	$653	$35	$14,445	$(9,918)

During the first nine months of 2011, we transferred our investments in GS Preferred Stock and GE Preferred Stock from Level 3 to Level 2 given the then pending redemptions of the investments which occurred on April 18, 2011 and October 17, 2011, respectively. There were no transfers into Level 3 for the first nine months of 2012 or 2011. On September 1, 2011, we acquired preferred stock and common stock warrants of the Bank of America Corporation at an aggregate cost of $5 billion.

Gains and losses included in earnings are included as components of investment gains/losses, derivative gains/losses and other revenues, as appropriate and are related to changes in valuations of derivative contracts and settlement transactions. Gains and losses included in other comprehensive income are included as components of the net change in unrealized appreciation of investments and the reclassification of investment appreciation in earnings, as appropriate in the Consolidated Statements of Comprehensive Income.

Quantitative information as of September 30, 2012, with respect to assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) follows (in millions).

	Fair value	Principal valuation techniques	Unobservable Input	Weighted Average
Other investments:
Preferred stocks	$11,749	Discounted cash flow	Expected duration	10 years
			Discount for transferability restrictions and subordination	97 basis points

Common stock warrants	2,696	Warrant pricing model	Discount for transferability and hedging restrictions	19%

Net derivative liabilities:
Equity index put options	9,517	Option pricing model	Volatility	22%

Credit default-states/municipalities	472	Discounted cash flow	Credit default spreads	100 basis points

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

Our other investments that are carried at fair value consist of a few relatively large private placement transactions and include perpetual preferred stocks and common stock warrants. These investments are subject to contractual restrictions on transferability and/or provisions that prevent us from economically hedging our investments. In applying discounted estimated cash flow techniques in valuing the perpetual preferred stocks, we made assumptions regarding the expected durations of the investments, as the issuers may have the right to redeem or convert these investments. We also made estimates regarding the impact of subordination, as the preferred stocks have a lower priority in liquidation than the investment grade debt instruments of the issuers, which affected the discount rates. In valuing the common stock warrants, we used a warrant valuation model. While most of the inputs to the model are observable, we are subject to the aforementioned contractual restrictions. We have applied discounts with respect to the contractual restrictions. Increases or decreases to these inputs would result in decreases or increases to the fair values.

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

Note 16. Common stock

Changes in Berkshire’s issued and outstanding common stock during the first nine months of 2012 are shown in the table below.

	Class A, $5 Par Value (1,650,000 shares authorized)			Class B, $0.0033 Par Value (3,225,000,000 shares authorized)
	Issued	Treasury	Outstanding	Issued	Treasury	Outstanding
Balance at December 31, 2011	938,342	(98)	938,244	1,069,645,361	(801,985)	1,068,843,376
Conversions of Class A common stock to Class B common stock and exercises of replacement stock options issued in a business acquisition	(16,498)	—	(16,498)	27,119,144	—	27,119,144

Balance at September 30, 2012	921,844	(98)	921,746	1,096,764,505	(801,985)	1,095,962,520

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

On an equivalent Class A common stock basis, there were 1,652,388 shares outstanding as of September 30, 2012 and 1,650,806 shares outstanding as of December 31, 2011. In addition to our common stock, 1,000,000 shares of preferred stock are authorized, but none are issued and outstanding.

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

Notes To Consolidated Financial Statements (Continued)

Note 17. Business segment data

Revenues by segment for the third quarter and first nine months of 2012 and 2011 were as follows (in millions).

	Third Quarter		First Nine Months
	2012	2011	2012	2011
Operating Businesses:
Insurance group:
Premiums earned:
GEICO	$4,240	$3,907	$12,388	$11,400
General Re	1,445	1,438	4,342	4,319
Berkshire Hathaway Reinsurance Group	2,578	1,839	6,983	7,051
Berkshire Hathaway Primary Group	588	461	1,631	1,306
Investment income	981	1,042	3,436	3,718

Total insurance group	9,832	8,687	28,780	27,794
BNSF	5,343	4,961	15,407	14,284
Finance and financial products	1,006	995	2,981	2,899
Marmon	1,795	1,800	5,451	5,255
McLane Company	9,534	8,708	26,611	24,919
MidAmerican	3,076	2,867	8,718	8,425
Other businesses *	9,616	7,951	28,800	23,168

	40,202	35,969	116,748	106,744
Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	799	(2,351)	752	(1,382)
Eliminations and other	49	121	243	371

	$41,050	$33,739	$117,743	$105,733

Earnings before income taxes by segment for the third quarter and first nine months of 2012 and 2011 were as follows (in millions).

	Third Quarter		First Nine Months
	2012	2011	2012	2011
Operating Businesses:
Insurance group:
Underwriting gain (loss):
GEICO	$435	$114	$714	$610
General Re	154	148	373	(46)
Berkshire Hathaway Reinsurance Group	(102)	1,375	320	(322)
Berkshire Hathaway Primary Group	121	58	243	168
Net investment income	976	1,038	3,421	3,703

Total insurance group	1,584	2,733	5,071	4,113
BNSF	1,508	1,236	3,903	3,271
Finance and financial products	175	147	527	480
Marmon	293	257	869	752
McLane Company	130	124	305	311
MidAmerican	542	489	1,349	1,260
Other businesses *	1,210	964	3,609	2,615

	5,442	5,950	15,633	12,802
Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	799	(2,351)	752	(1,382)
Interest expense, excluding interest allocated to operating businesses	(52)	(61)	(196)	(162)
Eliminations and other	(253)	(175)	(707)	(396)

	$5,936	$3,363	$15,482	$10,862

*	Includes Lubrizol from the acquisition date of September 16, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings attributable to Berkshire are disaggregated in the table that follows. Amounts are after deducting income taxes and exclude earnings attributable to noncontrolling interests. Amounts are in millions.

	Third Quarter		First Nine Months
	2012	2011	2012	2011
Insurance – underwriting	$392	$1,089	$1,065	$261
Insurance – investment income	733	783	2,592	2,730
Railroad	937	766	2,440	2,063
Utilities and energy	438	372	1,029	888
Manufacturing, service and retailing *	991	836	2,870	2,183
Finance and financial products	108	103	332	309
Other	(200)	(137)	(544)	(325)
Investment and derivative gains/losses	521	(1,534)	489	(903)

Net earnings attributable to Berkshire	$3,920	$2,278	$10,273	$7,206

*	Includes earnings of Lubrizol from the acquisition date of September 16, 2011.

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

In 2012, insurance underwriting activities generated after-tax earnings of $392 million for the third quarter and $1,065 million for the first nine months. In the first nine months of 2012, the aggregate impact of catastrophe losses, changes in retroactive reinsurance liabilities and foreign currency gains and losses was relatively insignificant. Insurance underwriting earnings for the third quarter of 2011 included an after-tax gain of $855 million from the reduction in estimated liabilities related to retroactive reinsurance contracts which was primarily attributable to lower than expected loss experience of one ceding company and from reductions in certain reinsurance contract liabilities that are settled in foreign currencies due to changes in currency exchange rates. During the first nine months of 2011, our reinsurance operations also incurred insurance losses of approximately $1.3 billion, after tax, from several significant catastrophe events, most of which occurred in the first quarter.

Our railroad and utilities and energy businesses continued to generate significant earnings in 2012. Earnings from our manufacturing, service and retailing businesses in 2012 increased significantly over 2011 due primarily to the acquisition of The Lubrizol Corporation (“Lubrizol”), which was completed on September 16, 2011. Lubrizol’s results are fully included for the third quarter and first nine months of 2012 and for the post-September 16 periods of 2011, as a component of manufacturing, service and retailing businesses in the preceding table. Excluding the impact of Lubrizol, earnings from our manufacturing, service and retailing businesses were mixed, reflecting modest improvements in building and construction in the U.S., and deterioration in several foreign markets affecting certain of our manufacturing and service operations.

In the third quarter and first nine months of 2012, investment and derivative gains/losses included after-tax losses from derivative contracts of $76 million and $119 million, respectively. In 2011, derivative contracts produced after-tax losses of $1,587 million in the third quarter and $1,531 million in the first nine months. In the third quarter of 2012, we also recognized after-tax investment gains of $597 million from sales of securities and repayments of certain loan portfolios. In the second quarter of 2011, we recognized an after-tax gain of approximately $806 million from the redemption of our investment in Goldman Sachs 10% Preferred Stock. We believe that realized investment gains/losses are often meaningless in terms of understanding our reported results or evaluating our economic performance. The timing and magnitude of investment and derivative gains and losses has caused and will likely continue to cause significant volatility in our periodic earnings.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Underwriting (Continued)

Our management views insurance businesses as possessing two distinct operations – underwriting and investing. Underwriting decisions are the responsibility of the unit managers; investing decisions, with limited exceptions, are the responsibility of Berkshire’s Chairman and CEO, Warren E. Buffett. Accordingly, we evaluate the performance of underwriting operations without any allocation of investment income or investment gains/losses.

Our periodic underwriting results are affected significantly by changes in estimates for unpaid losses and loss adjustment expenses, including amounts established for loss occurrences in prior years. In the first nine months of 2012, we recorded net reductions of approximately $150 million with respect to unpaid losses on retroactive reinsurance contracts. In the third quarter of 2011, we reduced unpaid losses related to certain retroactive reinsurance contracts by approximately $875 million. In addition, the timing and amount of catastrophe losses can produce significant volatility in our periodic underwriting results, particularly with respect to BHRG and General Re. Incurred losses from catastrophes occurring in the first nine months of 2012 were relatively insignificant. In the first nine months of 2011, we recorded aggregate pre-tax provisions for estimated catastrophe losses of approximately $2 billion arising from several events, including the earthquakes in Japan and New Zealand, as well as weather related events in Australia and the U.S. Our periodic underwriting results may also include significant foreign currency transaction gains and losses arising from the changes in the valuations of certain non-U.S. Dollar denominated reinsurance liabilities as a result of foreign currency exchange rate fluctuations. In recent years, currency exchange rates have been volatile and the resulting impact on our underwriting results has been significant.

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

Underwriting results of our insurance businesses are summarized as follows. Amounts are in millions.

	Third Quarter		First Nine Months
	2012	2011	2012	2011
Underwriting gain (loss) attributable to:
GEICO	$435	$114	$714	$610
General Re	154	148	373	(46)
Berkshire Hathaway Reinsurance Group	(102)	1,375	320	(322)
Berkshire Hathaway Primary Group	121	58	243	168

Pre-tax underwriting gain	608	1,695	1,650	410
Income taxes and noncontrolling interests	216	606	585	149

Net underwriting gain	$392	$1,089	$1,065	$261

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

	Third Quarter				First Nine Months
	2012		2011		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums earned	$4,240	100.0	$3,907	100.0	$12,388	100.0	$11,400	100.0

Losses and loss adjustment expenses	3,011	71.0	3,100	79.3	9,089	73.4	8,707	76.4
Underwriting expenses	794	18.7	693	17.8	2,585	20.8	2,083	18.3

Total losses and expenses	3,805	89.7	3,793	97.1	11,674	94.2	10,790	94.7

Pre-tax underwriting gain	$435		$114		$714		$610

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance —Underwriting (Continued)

GEICO (Continued)

Premiums earned in the third quarter and first nine months of 2012 increased $333 million (8.5%) and $988 million (8.7%), respectively, compared to premiums earned in the corresponding 2011 periods. The growth in premiums earned for voluntary auto was 8.7% as a result of a 5.9% increase in policies-in-force and a 2.8% increase in average premium per policy over the past twelve months. Voluntary auto new business sales in the first nine months of 2012 declined slightly compared with 2011. Voluntary auto policies-in-force at September 30, 2012 were approximately 547,000 greater than at December 31, 2011.

Losses and loss adjustment expenses incurred in the third quarter of 2012 declined $89 million (2.9%) and increased $382 million (4.4%) in the first nine months compared to the corresponding 2011 periods. The loss ratio (the ratio of losses and loss adjustment expenses incurred to premiums earned) was 73.4% in the first nine months of 2012 and 76.4% in the first nine months of 2011. In 2012, losses and loss adjustment expenses reflected no significant changes in collision and physical damage frequencies, a sharp decline in comprehensive frequencies (due to lower catastrophe losses) and modestly higher average claims severities in most of the significant coverage categories. In the first nine months of 2012, bodily injury severities generally increased in the two to four percent range versus 2011, while physical damage severities increased in the three to five percent range. In 2012, catastrophe losses were $15 million in the third quarter and $151 million in the first nine months. In 2011, catastrophe losses were $116 million in the third quarter and $240 million in the first nine months.

Underwriting expenses incurred in the third quarter and first nine months of 2012 increased $101 million (14.6%) and $502 million (24.1%), respectively, over underwriting expenses incurred in the third quarter and first nine months of 2011. The increases were primarily the result of a change in U.S. GAAP concerning deferred policy acquisition costs (“DPAC”). DPAC represents the underwriting costs that are eligible to be capitalized and expensed as premiums are earned over the policy period. Upon adoption of the new accounting standard as of January 1, 2012, GEICO ceased deferring a large portion of its direct advertising costs. The new accounting standard was adopted on a prospective basis and as a result, DPAC recorded as of December 31, 2011 is being amortized to expense over the remainder of the related policy periods and policy acquisition costs related to policies written and renewed after December 31, 2011 are being deferred at lower levels than in the past. The new accounting standard for DPAC does not impact the cash basis periodic underwriting costs or our assessment of GEICO’s underwriting performance. However, the new accounting standard accelerates the timing of when certain underwriting costs are recognized in earnings.

We estimate that GEICO’s underwriting expenses for the first nine months of 2012 would have been about $410 million less had we computed DPAC under the prior accounting standard and that, as a result, GEICO’s expense ratio (the ratio of underwriting expenses to premiums earned) in 2012 would have been less than in 2011. The effect of transitioning to this new accounting standard was substantially completed as of September 30, 2012.

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

	Premiums earned				Pre-tax underwriting gain (loss)
	Third Quarter		First Nine Months		Third Quarter		First Nine Months
	2012	2011	2012	2011	2012	2011	2012	2011
Property/casualty	$727	$750	$2,164	$2,220	$118	$114	$354	$(169)
Life/health	718	688	2,178	2,099	36	34	19	123

	$1,445	$1,438	$4,342	$4,319	$154	$148	$373	$(46)

Property/casualty

Property/casualty premiums earned in the third quarter and first nine months of 2012 declined $23 million (3.1%) and $56 million (2.5%), respectively, versus the corresponding 2011 periods. Excluding the effects of foreign currency exchange rate changes, premiums earned in the first nine months of 2012 increased $34 million (1.5%). Price competition in most property and casualty lines persists and the volume of business written in recent years has been less than our capacity. Our underwriters continue to exercise discipline by not accepting offers to write business where prices are deemed inadequate. We remain prepared to increase premium volumes should market conditions improve.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance —Underwriting (Continued)

General Re (Continued)

Property/casualty (Continued)

Property/casualty operations produced net underwriting gains of $118 million and $354 million in the third quarter and the first nine months of 2012, respectively. For the first nine months of 2012, underwriting results included net underwriting gains of $343 million from property business and $11 million from casualty/workers’ compensation business. The property underwriting results during the first nine months of 2012 reflected an absence of significant catastrophe losses during the year as well as underwriting gains from the run-off of prior years’ business, including reductions of liabilities established for prior years’ catastrophe losses. The underwriting gains from casualty/workers’ compensation business included favorable run-off of prior years’ business, offset in part by $79 million of loss reserve discount accretion and deferred charge amortization.

The property/casualty operations generated underwriting gains of $114 million in the third quarter of 2011 and underwriting losses of $169 million for the first nine months of 2011. In 2011, the property business produced underwriting gains of $86 million in the third quarter and net underwriting losses of $267 million for the first nine months. In 2011, property underwriting results included catastrophe losses of $126 million in the third quarter and $787 million in the first nine months related to a number of events including the earthquakes in Japan and New Zealand and various tornado and other weather related loss events in the United States, Europe and Australia. The casualty/workers’ compensation business generated underwriting gains of $98 million for the first nine months of 2011, reflecting overall reductions in estimated prior years’ casualty loss reserves.

Life/health

Premiums earned in 2012 increased $30 million (4.4%) in the third quarter and $79 million (3.8%) in the first nine months over the premiums earned in the corresponding 2011 periods. Adjusting for the effects of foreign currency exchange rate changes, premiums earned in the first nine months of 2012 increased $211 million (10.1%) versus 2011, which was primarily attributable to increased non-U.S. life business.

Life/health operations produced net underwriting gains of $36 million in the third quarter of 2012 and $19 million during the first nine months of 2012. Underwriting results in 2012 reflected favorable claims experience across most regions in Europe and reductions in estimated liabilities related to the 2011 earthquakes in New Zealand and Japan. However, in 2012, underwriting results were negatively impacted by greater than expected claims frequency and duration in the individual and group disability business in Australia and to a lesser extent, by increased losses in the U.S. health business. In 2011, life/health operations produced underwriting gains of $34 million in the third quarter and $123 million for the first nine months. The third quarter underwriting gains were driven by lower than expected mortality in our international operations. Underwriting results in the first nine months of 2011 were negatively affected by losses attributable to the earthquakes in Japan and New Zealand and losses attributable to increased frequency and severity of life claims in the U.S.

Berkshire Hathaway Reinsurance Group (“BHRG”)

Through BHRG, we underwrite excess-of-loss reinsurance and quota-share coverages on property and casualty risks for insurers and reinsurers worldwide. BHRG’s business includes catastrophe excess-of-loss reinsurance and excess primary and facultative reinsurance for large or otherwise unusual property risks referred to as individual risk. BHRG also writes retroactive reinsurance, which provides indemnification of losses and loss adjustment expenses with respect to past loss events. Other multi-line business refers to other property and casualty business written on both a quota-share and excess basis and includes a quota-share contract with Swiss Reinsurance Company Ltd. (“Swiss Re”) covering a 20% share of substantially all of Swiss Re’s property/casualty contracts incepting between January 1, 2008 and December 31, 2012. We currently do not anticipate that the Swiss Re quota-share contract will be renewed or extended. BHRG also underwrites life reinsurance and annuity risks. BHRG’s underwriting results are summarized in the table below. Amounts are in millions.

	Premiums earned				Pre-tax underwriting gain/loss
	Third Quarter		First Nine Months		Third Quarter		First Nine Months
	2012	2011	2012	2011	2012	2011	2012	2011
Catastrophe and individual risk	$215	$192	$600	$551	$86	$35	$342	$(130)
Retroactive reinsurance	278	104	649	1,923	(48)	750	(160)	495
Other multi-line property/casualty	1,341	1,012	3,734	3,055	(85)	609	311	(621)
Life and annuity	744	531	2,000	1,522	(55)	(19)	(173)	(66)

	$2,578	$1,839	$6,983	$7,051	$(102)	$1,375	$320	$(322)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance —Underwriting (Continued)

Berkshire Hathaway Reinsurance Group (“BHRG”) (Continued)

Premiums earned in the third quarter and first nine months of 2012 from catastrophe and individual risk contracts exceeded premiums earned in the corresponding 2011 periods by $23 million (12%) and $49 million (9%), respectively. Catastrophe reinsurance premiums written in the third quarter and first nine months of 2012 were approximately 20% greater than premiums written in the comparable 2011 periods. The level of business written in a given period will vary significantly due to changes in market conditions and management’s assessment of the adequacy of premium rates. In recent years, we have generally constrained the volume of business written as premium rates have not been attractive enough to warrant increasing volume. However, we have the capacity and will to write substantially more business when appropriate pricing can be obtained.

Catastrophe and individual risk underwriting results for the first nine months of 2012 reflected no significant losses from catastrophe events. Catastrophe and individual risk underwriting results for the first nine months of 2011 included estimated losses of $454 million, which were attributable to the earthquakes in Japan and New Zealand. The timing and magnitude of losses produces extraordinary volatility in periodic underwriting results of this business.

Premiums earned under retroactive reinsurance contracts in the first nine months of 2012 primarily derived from four new contracts. In the first nine months of 2011 premiums earned included approximately $1.7 billion from a single reinsurance contract with Eaglestone Reinsurance Company, a subsidiary of American International Group, Inc. (“AIG”). Under the contract, we agreed to reinsure the bulk of AIG’s U.S. asbestos liabilities. The AIG agreement provides for a maximum limit of indemnification of $3.5 billion.

Retroactive reinsurance policies generally provide very large, but limited, indemnification of losses and loss adjustment expenses with respect to past loss events. Such losses are recognized at the estimated ultimate amount and are usually expected to be paid over long periods of time. At the inception of a contract, deferred charge assets are recorded as the excess, if any, of the estimated ultimate losses over the premiums earned. Deferred charge balances are subsequently amortized over the estimated claims payment period using the interest method, which reflects estimates of the timing and amount of loss payments. Deferred charge balances are also adjusted to reflect changes in the timing and amount of actual and re-estimated future loss payments. The recurring periodic amortization of deferred charges and deferred charge adjustments resulting from changes to the estimated timing and amount of loss payments are included in earnings as a component of losses and loss adjustment expenses.

The underwriting results from retroactive policies in 2012 and 2011 reflected the recurring periodic amortization of deferred charges. In 2012, amortization charges were partially offset by net reductions in estimated unpaid losses of about $150 million with respect to contracts written in prior years. During the third quarter of 2011, we recognized a net reduction in estimated unpaid losses with respect to contracts written in prior years of approximately $875 million, which was primarily attributable to lower than expected loss experience related to one contract. At September 30, 2012 and December 31, 2011, unamortized deferred charges for all of BHRG’s retroactive contracts were approximately $3.8 billion and $4.0 billion, respectively. Gross unpaid losses from retroactive reinsurance contracts were approximately $18.3 billion at September 30, 2012, compared to approximately $18.8 billion as of December 31, 2011.

Premiums earned in the third quarter and first nine months of 2012 from other multi-line property and casualty business increased $329 million (33%) and $679 million (22%), respectively, over the corresponding 2011 periods. Premiums earned in the third quarter and first nine months of 2012 included $848 million and $2,408 million, respectively, from the Swiss Re quota-share contract. Premiums earned in the third quarter and first nine months of 2011 from this contract were $686 million and $2,061 million, respectively. In 2012, premiums earned also included increased amounts earned under other quota-share contracts. There were no significant catastrophe loss events in 2012. We incurred catastrophe losses of $724 million in the first nine months of 2011, which were primarily in connection with the Swiss Re quota-share contract and arose primarily from the earthquakes in Japan and New Zealand. In 2012, other multi-line property and casualty underwriting results also included foreign currency transaction losses of $118 million in the third quarter and $81 million in the first nine months arising from the conversion of certain reinsurance liabilities denominated in foreign currencies into U.S. Dollars. In the comparable periods of 2011, we recorded foreign currency transaction gains of $434 million and $41 million, respectively. The foreign currency transaction gains and losses reflected the volatility in exchange rates, primarily between the U.S. Dollar and the Swiss Franc and U.K. Pound Sterling.

Life and annuity premiums earned in the third quarter and first nine months of 2012 increased $213 million (40%) and $478 million (31%), respectively, over premiums earned in the comparable 2011 periods. Substantially all of the increases were attributable to new annuity contracts. Underwriting losses in 2012 from the life and annuity business were $55 million for the third quarter and $173 million for the first nine months. During the first nine months of 2012, the life reinsurance business produced underwriting losses of $56 million in 2012 versus underwriting gains of $11 million in the comparable prior year period. The underwriting losses

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance —Underwriting (Continued)

Berkshire Hathaway Reinsurance Group (“BHRG”) (Continued)

in 2012 were attributed to higher than expected mortality. The annuity business generated underwriting losses of $117 million in the first nine months of 2012 and $77 million in the comparable prior year period. Annuity underwriting losses reflect the periodic discount accretion of the discounted liabilities established for such contracts as well as adjustments for mortality experience. At September 30, 2012 and December 31, 2011, annuity liabilities were approximately $2.7 billion and $2.1 billion, respectively.

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

Premiums earned in the third quarter and first nine months of 2012 by our various primary insurers increased $127 million (28%) and $325 million (25%), respectively, over the corresponding prior year amounts. The increases in premiums earned in 2012 were primarily due to increased volume of workers’ compensation insurance from the Berkshire Hathaway Homestate Companies and premiums from Princeton Insurance Company. Premium volume of certain of our primary insurers continues to be constrained by market conditions. We have the capacity and desire to write substantially more volume when market conditions improve. For the first nine months, our primary insurers produced underwriting gains of $243 million in 2012 and $168 million in 2011. Underwriting gains as percentages of premiums earned in the first nine months were approximately 15% in 2012 and 13% in 2011.

Insurance—Investment Income

A summary of net investment income of our insurance operations follows. Amounts are in millions.

	Third Quarter		First Nine Months
	2012	2011	2012	2011
Investment income before income taxes and noncontrolling interests	$976	$1,038	$3,421	$3,703
Income taxes and noncontrolling interests	243	255	829	973

Net investment income	$733	$783	$2,592	$2,730

Investment income consists of interest and dividends earned on cash and investments of our insurance businesses. Pre-tax investment income in the third quarter and first nine months of 2012 declined $62 million (6%) and $282 million (8%) from investment income earned in the comparable 2011 periods. The declines in investment income in 2012 reflected the redemptions in 2011 of our investments in Goldman Sachs 10% Preferred Stock (insurance subsidiaries held 87% of the $5 billion aggregate investment) and in General Electric 10% Preferred Stock ($3 billion aggregate investment). Dividends earned by our insurance subsidiaries from these investments were $75 million in the third quarter and $416 million in the first nine months of 2011. Investment income in the 2012 periods reflected dividends earned from our investment in Bank of America 6% Preferred Stock (insurance subsidiaries hold 80% of the $5 billion aggregate investment) and increased dividend rates with respect to several of our common stock holdings. Our investment income over the remainder of 2012 will continue to be negatively affected by the aforementioned redemptions, given the comparatively lower yields currently available from new investment opportunities. We also continue to hold significant cash and cash equivalent balances earning near zero yields. However, our management believes that maintaining ample liquidity is paramount and strongly insists on safety over yield with respect to cash and cash equivalents.

Invested assets derive from shareholder capital and reinvested earnings as well as net liabilities under insurance contracts or “float.” The major components of float are unpaid losses, life, annuity and health benefit liabilities, unearned premiums and other liabilities to policyholders less premiums and reinsurance receivables, deferred charges assumed under retroactive reinsurance contracts and deferred policy acquisition costs. Float approximated $72.0 billion at September 30, 2012 and $70.6 billion at December 31, 2011. For the first nine months of 2012 and 2011, the cost of float, as represented by the ratio of our underwriting gain or loss to average float, was negative as our insurance group generated a net underwriting gain in each period.

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

	September 30,	December 31,
	2012	2011
Cash and cash equivalents	$25,004	$21,571
Equity securities	86,697	75,759
Fixed maturity securities	29,661	29,899
Other investments	14,980	13,111

	$156,342	$140,340

Fixed maturity investments as of September 30, 2012 were as follows. Amounts are in millions.

	Amortized cost	Unrealized gains/losses	Fair value
U.S. Treasury, U.S. government corporations and agencies	$2,546	$37	$2,583
States, municipalities and political subdivisions	2,642	187	2,829
Foreign governments	9,978	305	10,283
Corporate bonds, investment grade	5,205	831	6,036
Corporate bonds, non-investment grade	4,384	1,296	5,680
Mortgage-backed securities	1,964	286	2,250

	$26,719	$2,942	$29,661

All U.S. government obligations are rated AA+ or Aaa by the major rating agencies and approximately 85% of all state, municipal and political subdivisions, foreign government obligations and mortgage-backed securities are rated AA or higher. Non-investment grade securities represent securities that are rated below BBB- or Baa3. Foreign government securities include obligations issued or unconditionally guaranteed by national or provincial government entities.

Railroad (“BNSF”)

We acquired control of Burlington Northern Santa Fe Corporation (“BNSF”) in February 2010. BNSF operates one of the largest railroad systems in North America with approximately 32,000 route miles of track in 28 states and two Canadian provinces. BNSF’s major business groups are classified by product shipped and include consumer products, coal, industrial products and agricultural products. Earnings of BNSF are summarized below (in millions).

	Third Quarter		First Nine Months
	2012	2011	2012	2011
Revenues	$5,343	$4,961	$15,407	$14,284

Operating expenses:
Compensation and benefits	1,149	1,069	3,344	3,216
Fuel	1,089	1,089	3,286	3,124
Purchased services	601	571	1,784	1,667
Depreciation and amortization	475	454	1,408	1,350
Equipment rents	204	192	605	575
Materials and other	160	208	617	665

Total operating expenses	3,678	3,583	11,044	10,597
Interest expense	157	142	460	416

	3,835	3,725	11,504	11,013

Pre-tax earnings	1,508	1,236	3,903	3,271
Income taxes	571	470	1,463	1,208

Net earnings	$937	$766	$2,440	$2,063

Revenues during the third quarter and first nine months of 2012 were approximately $5.3 billion and $15.4 billion, respectively, representing increases of $382 million (8%) and $1,123 million (8%), respectively, over 2011. Overall, the increases in revenues in 2012 reflected higher average revenues per car/unit of approximately 2% for the third quarter and 4% for the first nine months as well

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Railroad (“BNSF”) (Continued)

as increases in cars/units handled (“volume”) of 5% for the third quarter and 3% for the first nine months. Revenues in each period include fuel surcharges to customers under programs intended to recover incremental fuel costs when fuel prices exceed threshold fuel prices. Fuel surcharges decreased by 4% for the third quarter and increased 6% for the first nine months as compared to 2011, and are reflected in average revenue per car/unit.

The increase in overall volume during the third quarter of 2012 included increases in consumer products (4%), industrial products (14%), coal (4%) and agricultural products (3%). The increase in overall volume during the first nine months of 2012 included increases in consumer products (5%) and industrial products (13%). Those increases were offset by declines in volume for coal (3%) and for agricultural products (3%). The consumer products volume increase was primarily attributable to higher domestic intermodal and automotive volume. Industrial products volume increased primarily as a result of increased shipments of petroleum products, as well as increased sand shipments. The increase in coal unit volume in the third quarter 2012 as compared to the third quarter 2011 was due to impacts of severe flooding along key coal routes during the third quarter of 2011. The overall decline in coal unit volume for the first nine months of 2012 was attributable to decreased coal demand as a result of low natural gas prices, a mild winter and spring and high utility stockpiles. Agricultural product volume increased during the third quarter of 2012 as compared to the third quarter of 2011 due to higher soybean shipments. Agricultural product volume decreased during the first nine months of 2012 compared to 2011 due to a decline in wheat and corn shipments for export partially offset by higher soybean and U.S. corn shipments.

Operating expenses in 2012 for the third quarter and first nine months increased $95 million (3%) and $447 million (4%), respectively, compared to 2011. Compensation and benefits expenses in the third quarter and first nine months of 2012 increased $80 million and $128 million, respectively, compared to 2011 primarily reflecting volume-related increases. Fuel expenses in the third quarter of 2012 were the same as fuel expenses in 2011, while fuel expenses in the first nine months of 2012 increased $162 million (5%) over 2011 due to higher fuel prices and volume increases, partially offset by improved fuel efficiency. Fuel efficiency in the second and third quarters of 2011 was negatively impacted by severe weather conditions. Purchased services costs in the third quarter and first nine months of 2012 increased $30 million (5%) and $117 million (7%), respectively, compared to 2011 due primarily to higher volume-related costs, including purchased transportation for BNSF Logistics, a wholly-owned third-party logistics company, and increased equipment maintenance costs, partially offset by weather impacts in 2011. Interest expense in 2012 increased $15 million (11%) in the third quarter and $44 million (11%) in the first nine months versus 2011 due principally to higher average outstanding debt balances.

Utilities and Energy (“MidAmerican”)

We hold an 89.8% ownership interest in MidAmerican Energy Holdings Company (“MidAmerican”), which operates an international energy business. MidAmerican’s domestic regulated energy interests are comprised of two regulated utility companies, PacifiCorp and MidAmerican Energy Company (“MEC”). MidAmerican also owns two interstate natural gas pipeline companies. In the United Kingdom, MidAmerican owns two electricity distribution businesses, operating as Northern Powergrid Holdings Company (“Northern Powergrid”). The rates that utility and natural gas pipeline companies charge customers for energy and other services are generally subject to regulatory approval. Rates are based in large part on the costs of business operations, including a return on capital. To the extent these operations are not allowed to include such costs in the approved rates, operating results will be adversely affected. In addition, MidAmerican also owns a diversified portfolio of independent power projects, including recently-acquired solar and wind projects, and the second-largest residential real estate brokerage firm in the United States. Revenues and earnings from MidAmerican are summarized below. Amounts are in millions.

	Third Quarter				First Nine Months
	Revenues		Earnings		Revenues		Earnings
	2012	2011	2012	2011	2012	2011	2012	2011
PacifiCorp	$1,344	$1,209	$307	$233	$3,721	$3,446	$695	$606
MidAmerican Energy Company	836	873	109	112	2,431	2,667	209	230
Natural gas pipelines	209	208	51	64	706	711	261	262
Northern Powergrid	240	237	82	100	747	729	305	319
Real estate brokerage	378	290	31	22	986	774	65	35
Other	69	50	41	39	127	98	55	49

	$3,076	$2,867			$8,718	$8,425

Earnings before corporate interest and income taxes			621	570			1,590	1,501
Corporate interest			(79)	(84)			(241)	(253)
Income taxes and noncontrolling interests			(104)	(114)			(320)	(360)

Net earnings attributable to Berkshire			$438	$372			$1,029	$888

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Utilities and Energy (“MidAmerican”) (Continued)

PacifiCorp’s revenues in the third quarter and first nine months of 2012 increased $135 million (11%) and $275 million (8%), respectively, over revenues in the same periods of 2011. The revenue increases were primarily due to higher retail revenues of $105 million for the third quarter and $229 million for the first nine months. The increases in retail revenues were principally attributable to higher prices approved by regulators of $82 million for the third quarter and $191 million for the first nine months. In 2012 PacifiCorp also experienced higher customer load in Utah due to the impacts of hot weather, partially offset by lower industrial customer load in Wyoming and Oregon as certain large customers elected to self-generate their own power.

PacifiCorp’s earnings before corporate interest and taxes (“EBIT”) in 2012 increased $74 million (32%) in the third quarter and $89 million (15%) in the first nine months compared to EBIT in the corresponding 2011 periods. The EBIT increases reflected increased operating earnings and lower interest expense. The increases in operating earnings in 2012 resulted from higher revenues (from rates and customer loads), partially offset by higher energy costs and other operating expenses, as well as increased depreciation and amortization from higher plant in service.

MEC’s revenues in the third quarter and first nine months of 2012 declined $37 million (4%) and $236 million (9%), respectively, compared to 2011. In 2012, MEC’s regulated electric revenues increased 5% in the third quarter to $511 million. Regulated electric revenues were approximately $1.3 billion in the first nine months of 2012, which was relatively unchanged from 2011. In the third quarter and first nine months of 2012, regulated natural gas revenues declined $12 million and $121 million, respectively, versus 2011, reflecting lower average per-unit cost of natural gas sold and lower volumes. Gas volume declined 6% in the first nine months of 2012 versus 2011, attributable to unseasonably warm weather in the first half of the year. In 2012, nonregulated and other operating revenues declined $50 million for the third quarter and $137 million for the first nine months compared to 2011, due to generally lower electricity and natural gas prices and volumes.

MEC’s EBIT declined $3 million (3%) in the third quarter and $21 million (9%) in the first nine months of 2012 compared to 2011, which reflected lower operating earnings, partially offset by lower interest expense. In the third quarter and first nine months of 2012, regulated electric operating earnings were relatively unchanged from 2011. However, in the first nine months of 2012, regulated gas and nonregulated operating earnings declined $30 million versus 2011, as a result of lower volume-related regulated natural gas margins and lower nonregulated electric margins.

Natural gas pipelines’ revenues in the third quarter and first nine months of 2012 were relatively unchanged from 2011. In 2012, natural gas revenues increased from expansion projects and from higher transportation and storage rates in certain markets, but were substantially offset by lower volumes of gas and condensate liquids sales (which are offset in cost of sales) and lower allowances for equity funds used during construction. In the third quarter of 2012, EBIT declined $13 million (20%) compared to 2011, which was primarily attributable to higher operating expenses and depreciation. In the first nine months of 2012, EBIT also reflected higher revenues from the aforementioned expansion projects, partially offset by increased depreciation, and operating expenses.

Northern Powergrid’s revenues in the third quarter and first nine months of 2012 increased $3 million (1%) and $18 million (2%), respectively, over the comparable 2011 periods, due primarily to higher distribution revenues partially offset by currency-related declines from a stronger U.S. Dollar in 2012. Excluding currency related impacts, distribution revenues increased $36 million in the first nine months of 2012, reflecting higher tariff rates ($67 million), partially offset by a favorable movement in regulatory provisions in 2011 ($29 million). Northern Powergrid’s EBIT in the third quarter and first nine months of 2012 declined $18 million (18%) and $14 million (4%), respectively, from EBIT in the corresponding 2011 periods. In 2012, EBIT was negatively impacted by increases in pension expense ($11 million for the third quarter and $33 million for the first nine months) and distribution operating expenses ($8 million for the third quarter and $18 million for the first nine months), which more than offset the increases in distribution revenues.

Real estate brokerage revenues in the third quarter and first nine months of 2012 increased $88 million (30%) and $212 million (27%), respectively, over the same periods in 2011. In 2012, revenues included $41 million in the third quarter and $82 million in the first nine months from businesses acquired in 2012. The increases in revenues also reflected a 15% year-to-date increase in closed sales transactions from existing businesses. Real estate brokerage EBIT in the third quarter and first nine months of 2012 increased $9 million (41%) and $30 million (86%), respectively, over the comparable 2011 periods. The increases in earnings reflected the impact of business acquisitions in 2012 as well as the aforementioned increase in closed sales transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Manufacturing, Service and Retailing

A summary of revenues and earnings of our manufacturing, service and retailing businesses follows. Amounts are in millions.

	Third Quarter				First Nine Months
	Revenues		Earnings		Revenues		Earnings
	2012	2011	2012	2011	2012	2011	2012	2011
Marmon	$1,795	$1,800	$293	$257	$5,451	$5,255	$869	$752
McLane Company	9,534	8,708	130	124	26,611	24,919	305	311
Other manufacturing	6,776	5,358	921	652	20,277	15,112	2,738	1,739
Other service	2,128	1,914	256	281	6,327	5,963	744	768
Retailing	712	679	33	31	2,196	2,093	127	108

	$20,945	$18,459			$60,862	$53,342

Pre-tax earnings			1,633	$1,345			4,783	$3,678
Income taxes and noncontrolling interests			642	509			1,913	1,495

			$991	$836			$2,870	$2,183

Marmon

Through Marmon, we operate approximately 150 manufacturing and service businesses that function independently within eleven diverse business sectors. Marmon’s revenues for the third quarter and first nine months of 2012 were approximately $1.8 billion and $5.5 billion, respectively, which resulted in comparatively flat revenues versus the third quarter of 2011 and a 3.7% increase over the first nine months of 2011. In the third quarter, revenue increases attributable to bolt-on acquisitions in the Crane Services, Highway Technologies, Engineered Wire & Cable and Distribution Services sectors were substantially offset by the impact of lower copper prices in the Building Wire and Flow Products sectors. However, through nine months of 2012, significant organic revenue growth has occurred within the Distribution Services, Transportation Services & Engineered Products (TSEP), Highway Technologies and Water Treatment sectors. Despite falling steel prices, Distribution Services has increased market share in their market niches, driving nine month revenues up 8% over 2011. Higher rail fleet utilization and higher rental rates provided most of the TSEP growth, while sulfur equipment installations in the Middle East provided the balance. Commercial and heavy haul trailers have driven the revenue increases in Highway Technologies, while water treatment projects for the Canadian Tar Sands area provided growth in Water Treatment. These increases were somewhat offset by revenue declines in the Flow Products and Building Wire sectors due to the persistent slowdown in commercial construction. Retail Fixtures continues to suffer from a reduction in volume from a major customer, which resulted in a 21% decline in revenues in the first nine months of 2012.

Pre-tax earnings for the third quarter and first nine months of 2012 were $293 million and $869 million, respectively, which represented increases of 14.0% and 15.6% over the comparable 2011 periods. About one-fourth of the overall increase in pre-tax earnings in the first nine months was attributable to the recent business acquisitions. Excluding the effects of these acquisitions, seven of the eleven Marmon business sectors produced increased pre-tax earnings in the first nine months of 2012 compared to 2011. Among the sectors reporting the largest dollar increases in pre-tax earnings were Distribution Services, TSEP, Highway Technologies and Water Treatment as a result of the aforementioned increases in revenues. In addition, Engineered Wire & Cable year-to-date earnings rose 37%, attributable to restructuring actions that took place in 2011 in the utility and commodity businesses, along with growth in their specialty wire niche markets. Flow Products, Building Wire and Retail Store Fixtures, reported lower pre-tax earnings in the third quarter and the first nine months of 2012 consistent with the revenue declines previously discussed. In 2012, pre-tax earnings as a percent of revenues were 16.3% in the third quarter and 15.9% for the first nine months versus 14.3% for both comparable periods in 2011.

The improvement in operating results in 2012 reflects the continued emphasis of Marmon’s business model, which fosters margin growth. Consistent with this model, most of the growth in 2012 was in higher margin sectors that focus on niche markets. In addition, improvements in revenues and pre-tax earnings also generally reflect continued strength in some of Marmon’s end markets, recent new product introductions and ongoing efforts to control overhead costs.

McLane Company

Through McLane, we operate a wholesale distribution business that provides grocery and non-food products to retailers, convenience stores and restaurants. McLane’s business is marked by high sales volume and very low profit margins. McLane’s significant customers include Wal-Mart, 7-Eleven and Yum! Brands. A curtailment of purchasing by Wal-Mart or another of its significant customers could have a material adverse impact on McLane’s periodic revenues and earnings. In 2010, McLane acquired Empire Distributors, based in Georgia and North Carolina, and Horizon Wine and Spirits Inc., based in Tennessee. Empire and Horizon are wholesale distributors of distilled spirits, wine and beer. On August 24, 2012, McLane completed the acquisition of Meadowbrook Meat Company, Inc. (“MBM”). MBM is based in Rocky Mount, North Carolina and is a large customized foodservice distributor for national restaurant chains with annual sales of approximately $6 billion. MBM’s revenues and results of operations are included in McLane beginning as of the acquisition date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Manufacturing, Service and Retailing (Continued)

McLane Company (Continued)

McLane’s revenues in the third quarter and first nine months of 2012 were approximately $9.5 billion and $26.6 billion, respectively, representing increases of $826 million (9.5%) and $1,692 million (6.8%), respectively, over revenues in comparable 2011 periods. Revenues in the 2012 periods included $536 million from MBM. In addition, grocery revenues increased 3.7% and foodservice revenues increased 7.5% in the first nine months of 2012. Pre-tax earnings in the third quarter and first nine months of 2012 increased $6 million (4.8%) and decreased $6 million (1.9%), respectively, compared to earnings in the prior year periods. In 2012, McLane’s grocery division produced lower earnings as result of lower gross margins and higher personnel and depreciation expense, which on a year to date basis more than offset increased earnings attributable to MBM, foodservice and beverage operations.

Other manufacturing

Our other manufacturing businesses include several manufacturers of building products (Acme Building Brands, Benjamin Moore, Johns Manville, Shaw and MiTek) and apparel (led by Fruit of the Loom which includes the Russell athletic apparel and sporting goods business and the Vanity Fair Brands women’s intimate apparel business). Also included in this group are Forest River, a leading manufacturer of recreational vehicles, IMC Metalworking Companies (“ISCAR”), an industry leader in the metal cutting tools business with operations worldwide and CTB, a manufacturer of equipment and systems for the livestock and agricultural industries. Other manufacturing businesses also include The Lubrizol Corporation (“Lubrizol”), a specialty chemical manufacturer that we acquired on September 16, 2011. Lubrizol’s revenues and earnings are included in other manufacturing revenues and earnings beginning as of that date.

Revenues of other manufacturing businesses in the third quarter and first nine months of 2012 increased approximately $1.4 billion (26%) and $5.2 billion (34%) compared with the corresponding 2011 periods. Revenues from Lubrizol were approximately $1.5 billion in the third quarter and $4.7 billion in the first nine months of 2012, compared to $246 million for the fifteen day period ending September 30, 2011. In the third quarter and first nine months of 2012, we also experienced revenue increases of 29% and 25%, respectively, from Forest River, which were attributable to increased volume and average sales prices. For the first nine months of 2012, building products revenues increased 3% and apparel revenues increased 4% as compared with 2011, while revenues declined at IMC, CTB and Scott Fetzer.

Pre-tax earnings of our other manufacturing businesses in the third quarter and first nine months of 2012 were $921 million and $2,738 million, respectively, representing increases of $269 million (41%) and $999 million (57%), respectively, over the corresponding 2011 periods. Excluding the impact of Lubrizol, earnings of our other manufacturing businesses in 2012 increased $48 million (8%) in the third quarter and $157 million (9%) in the first nine months as compared to 2011. The increases were primarily attributable to increased earnings from building products, apparel and Forest River, partially offset by lower earnings from ISCAR, CTB and Scott Fetzer. In 2012, our building products businesses generally benefitted from increased housing construction, which overall, helped produce increased revenues and improved operating margins, particularly over the first six months of the year. Our apparel businesses benefitted from past pricing actions and stabilizing raw material costs. On the other hand, our other businesses that manufacture products that are primarily for commercial and industrial customers, particularly those with significant business in overseas markets, such as CTB and ISCAR, were negatively impacted in 2012 by slowing economic conditions in certain of those markets.

Other service

Our other service businesses include NetJets, the world’s leading provider of fractional ownership programs for general aviation aircraft and FlightSafety, a provider of high technology training to operators of aircraft. Among the other businesses included in this group are: TTI, a leading electronic components distributor; Business Wire, a leading distributor of corporate news, multimedia and regulatory filings; Pampered Chef, a direct seller of high quality kitchen tools; Dairy Queen, which licenses and services a system of over 6,100 stores that offer prepared dairy treats and food; Buffalo News and the BH Media Group, which includes the Omaha World-Herald acquired at the end of 2011, as well as 44 other daily and weekly newspapers and numerous other publications acquired in June and July of 2012; and businesses that provide management and other services to insurance companies.

Revenues of our other service businesses in 2012 were $2,128 million in the third quarter and $6,327 million in the first nine months, representing increases of $214 million (11%) and $364 million (6%), respectively, over the corresponding 2011 periods. The increases in revenues in 2012 were primarily attributable to the inclusion of the BH Media Group and comparative revenue increases from TTI, principally due to bolt-on business acquisitions in 2012. Pre-tax earnings of $256 million in the third quarter and $744 million in the first nine months of 2012 decreased by $25 million (9%) and $24 million (3%), respectively, from earnings in the comparable prior year periods. NetJets’ earnings in the third quarter of 2012 declined $30 million versus the third quarter of 2011, which largely offset much of the improvement in comparative earnings over the first six months. NetJets’ results in the third quarter of 2012 were negatively impacted by lower gains on asset dispositions, increased depreciation expense and unfavorable foreign currency movements compared to the third quarter of 2011. TTI’s earnings in the first nine months of 2012 declined 16% versus 2011 due primarily to weaker customer demand and intensifying price competition over the past year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Manufacturing, Service and Retailing (Continued)

Retailing

Our retailing operations consist of four home furnishings businesses (Nebraska Furniture Mart, R.C. Willey, Star Furniture and Jordan’s), three jewelry businesses (Borsheims, Helzberg and Ben Bridge) and See’s Candies. Revenues and pre-tax earnings in the third quarter of 2012 from the retailing businesses increased modestly over 2011. For the first nine months of 2012, revenues and pre-tax earnings increased $103 million (5%) and $19 million (18%), respectively, over 2011. Operating results in 2012 reflected increased revenues and earnings from our home furnishings retailers and relatively flat revenues and lower earnings from our jewelry retailers.

Finance and Financial Products

Our finance and financial products businesses include manufactured housing and finance (“Clayton Homes”), transportation equipment leasing (“XTRA”), furniture leasing (“CORT”) as well as various miscellaneous financing activities. A summary of revenues and earnings from our finance and financial products businesses follows. Amounts are in millions.

	Third Quarter				First Nine Months
	Revenues		Earnings		Revenues		Earnings
	2012	2011	2012	2011	2012	2011	2012	2011
Manufactured housing and finance	$747	$764	$55	$37	$2,243	$2,185	$159	$113
Furniture/transportation equipment leasing	194	190	39	42	555	541	100	103
Other	65	41	81	68	183	173	268	264

	$1,006	$995			$2,981	$2,899

Pre-tax earnings			175	147			527	480
Income taxes and noncontrolling interests			67	44			195	171

			$108	$103			$332	$309

Clayton Homes’ revenues in the third quarter and first nine months of 2012 decreased $17 million (2%) and increased $58 million (3%), respectively, compared to the corresponding periods in 2011. In 2012, revenues from home sales in the third quarter were unchanged from 2011, reflecting a 5% increase in units sold offset by lower average selling prices. For the first nine months of 2012, home sales increased $103 million (10%), due primarily to increases in units sold partially offset by slightly lower average selling prices. Financial services revenues in 2012 declined $18 million (5%) from the third quarter and $45 million (4%) from the first nine months of 2011 as a result of lower interest income. Installment loan and finance receivable balances as of September 30, 2012, were approximately $12.4 billion, a decline of approximately $450 million from December 31, 2011. Clayton Homes’ pre-tax earnings in 2012 increased $18 million (49%) in the third quarter and $46 million (41%) in the first nine months over the corresponding 2011 periods. Operating results in 2012 reflected improvements in manufacturing and home sales from increased unit sales which improved operating and manufacturing efficiencies. In the first nine months 2012, earnings also benefited from lower insurance claims and a decline in credit losses.

While Clayton Homes’ operating results continue to be affected by relatively soft housing markets, manufactured homes sold were higher in 2012 compared to 2011. However, manufactured housing programs continue to operate at a competitive disadvantage compared to traditional single family housing markets, which have been receiving significant interest rate subsidies from the U.S. government through government agency insured mortgages. For the most part, these subsidies are not available to factory built homes. Nevertheless, Clayton Homes remains the largest manufactured housing business in the United States and we believe that it will continue to operate profitably, even under the prevailing conditions.

In the first nine months of 2012, revenues of CORT and XTRA increased $14 million (3%), while pre-tax earnings declined $3 million (3%) versus 2011. Results for the first nine months of 2012 reflected increased earnings of CORT (attributable to increased rental income and higher operating margins) and lower earnings from XTRA (attributable to unchanged revenues, increased depreciation expense and lower foreign currency exchange gains). Earnings from our other finance business activities include investment income from a portfolio of fixed maturity and equity investments, and from a small portfolio of long-held commercial real estate loans, which had an aggregate carrying value of $435 million as of June 30, 2012. During the third quarter of 2012, certain of these commercial real estate loans were repaid in full. On October 1, 2012, the remaining commercial real estate loans were repaid in full. In addition, other earnings include income from interest rate spreads charged to Clayton Homes on borrowings (approximately $11.2 billion as of September 30, 2012) by a Berkshire financing subsidiary. The borrowings are used to fund the loans to Clayton Homes. Corresponding charges for this interest spread are reflected in Clayton Homes’ earnings. In addition, other earnings for the first nine months include guaranty fee income of $26 million in 2012 and $31 million in 2011 from NetJets. Corresponding expenses are recorded by NetJets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Investment and Derivative Gains/Losses

A summary of investment and derivative gains and losses and other-than-temporary impairment losses on investments follows. Amounts are in millions.

	Third Quarter		First Nine Months
	2012	2011	2012	2011
Investment gains/losses	$917	$100	$1,273	$1,488
Other-than-temporary impairment losses on investments	—	(8)	(337)	(514)
Derivative gains/losses	(118)	(2,443)	(184)	(2,356)

Gains/losses before income taxes and noncontrolling interests	799	(2,351)	752	(1,382)
Income taxes and noncontrolling interests	278	(817)	263	(479)

Net gains/losses	$521	$(1,534)	$489	$(903)

Investment gains/losses arise primarily from the sale or redemption of investments. The timing of gains or losses from sales or redemptions can have a material effect on periodic earnings. Investment gains and losses usually have minimal impact on the periodic changes in our consolidated shareholders’ equity since most of our investments are regularly recorded at fair value with the unrealized gains and losses included in shareholders’ equity as a component of accumulated other comprehensive income.

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

Investment gains/losses for the first nine months of 2011 included a pre-tax gain of $1.25 billion from the redemption of our GS Preferred investment. Other-than-temporary impairment (“OTTI”) losses in the first nine months of 2012 were attributable to our investments in Texas Competitive Electric Holdings bonds. In 2011, we recognized OTTI losses related to our investments in common stock of Kraft Foods and Wells Fargo. These OTTI losses had no impact whatsoever on the asset values recorded in our Consolidated Balance Sheets or on our consolidated shareholders’ equity when the OTTI losses were recognized. The recognition of such losses in earnings rather than in accumulated other comprehensive income does not necessarily indicate that sales are imminent or planned and sales ultimately may not occur for a number of years. Furthermore, the recognition of OTTI losses does not necessarily indicate that the loss in value of the security is permanent or that the market price of the security will not subsequently increase to and ultimately exceed our original cost.

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

As of September 30, 2012, unrealized losses on our investments in equity securities (determined on an individual purchase lot basis) were $238 million. Unrealized losses averaged 7% of cost. In our judgment, the future earnings potential and underlying business economics of the issuers of these securities are favorable and we possess the ability and intent to hold these securities until their prices recover. Changing market conditions and other facts and circumstances may change the business prospects of these issuers as well as our ability and intent to hold these securities until their prices recover.

In 2012, our derivative contracts generated pre-tax losses of $118 million in the third quarter and $184 million in the first nine months. In 2011, we incurred pre-tax losses of approximately $2.44 billion in the third quarter and $2.36 billion in the first nine months. In the third quarter and first nine months of 2012, our equity index put option contracts produced losses of $534 million and $1,018 million, respectively, which were due to lower interest rate assumptions, partially offset by increased index values. There were no new equity index put option contracts or settlements in either 2011 or 2012. In the third quarter of 2011, our equity index put option contracts produced pre-tax losses of approximately $2.1 billion. The losses reflected declines ranging from 11% to 23% in equity indexes covered under our contracts, and to a lesser degree from lower interest rate inputs. Our ultimate payment obligations, if any, under our remaining equity index put option contracts will be determined as of the contract expiration dates, which begin in 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Investment and Derivative Gains/Losses (Continued)

In the third quarter and first nine months of 2012, we recognized gains of $316 million and $827 million on credit default contracts, respectively. Such gains were attributable to narrower spreads and the passage of time (reduced time exposure), as well as from terminations of certain contracts in the third quarter. No new credit default contracts were written in 2011 or 2012. A significant portion of our risks related to non-investment grade corporate issuers expire in the fourth quarter of 2012, and all remaining exposures related to corporate issuers expire in 2013. The periodic changes in the fair values of these contracts can be significant, reflecting the volatility of underlying equity and credit markets.

In 2011, our credit default contracts generated pre-tax losses of $247 million in the third quarter and $35 million in the first nine months. The losses in the third quarter were primarily related to our contracts involving corporate issuers, due to widening credit default spreads. There were no credit events affecting our contracts during the first nine months of 2011.

Financial Condition

Our balance sheet continues to reflect significant liquidity and a strong capital base. Our consolidated shareholders’ equity at September 30, 2012 was $184.6 billion, an increase of $19.8 billion from December 31, 2011. Consolidated cash and investments of insurance and other businesses approximated $174.9 billion at September 30, 2012 including cash and cash equivalents of $41.8 billion, of which about $11.5 billion was held by the parent company. Otherwise, invested assets are held predominantly in our insurance businesses. On January 31, 2012, we issued $1.7 billion of parent company senior unsecured notes, the proceeds of which were used to fund the repayment of $1.7 billion of notes that matured in February 2012. An additional $2.6 billion of parent company debt matures in February 2013.

In September 2011, our Board of Directors authorized Berkshire Hathaway to repurchase Class A and Class B shares of Berkshire at prices no higher than a 10% premium over the book value of the shares. Berkshire may repurchase shares at management’s discretion. The repurchase program is expected to continue indefinitely, but does not obligate Berkshire to repurchase any dollar amount or number of Class A or Class B shares. Repurchases will not be made if they would reduce Berkshire’s consolidated cash equivalent holdings below $20 billion. Financial strength and redundant liquidity will always be of paramount importance at Berkshire. To date, share repurchases have been insignificant.

Our railroad, utilities and energy businesses (conducted by BNSF and MidAmerican) maintain very large investments in capital assets (property, plant and equipment) and will regularly make capital expenditures in the normal course of business. In the first nine months of 2012, MidAmerican’s capital expenditures were $2.3 billion and BNSF’s capital expenditures were $2.7 billion. For the remainder of 2012, BNSF’s and MidAmerican’s forecasted aggregate capital expenditures are estimated to be approximately $2.0 billion. Future capital expenditures are expected to be funded from cash flows from operations and debt issuances. In 2012, BNSF issued debt of $2.5 billion with maturities in 2022 and 2042, and its outstanding debt increased approximately $1.9 billion to $14.6 billion as of September 30, 2012. In 2012, MidAmerican’s new borrowings were approximately $2.5 billion and its aggregate outstanding borrowings increased approximately $1.2 billion to $21.1 billion as of September 30, 2012. BNSF and MidAmerican have aggregate debt and capital lease maturities over the remainder of 2012 of about $900 million. Berkshire has committed until February 28, 2014 to provide up to $2 billion of additional capital to MidAmerican to permit the repayment of its debt obligations or to fund its regulated utility subsidiaries. Berkshire does not guarantee the repayment of debt issued by BNSF, MidAmerican or any of their subsidiaries.

Assets of the finance and financial products businesses, which consisted primarily of loans and finance receivables, fixed maturity securities, other investments and cash and cash equivalents, were approximately $25.7 billion as of September 30, 2012 and $25.0 billion at December 31, 2011. Liabilities were approximately $24.7 billion as of September 30, 2012 and $25.4 billion as of December 31, 2011. As of September 30, 2012, notes payable and other borrowings of $13.4 billion included approximately $11.2 billion of notes issued by Berkshire Hathaway Finance Corporation (“BHFC”). In the first nine months of 2012, $2.7 billion of BHFC notes matured. In May and September 2012, BHFC issued $2.35 billion of new notes with maturities in 2017, 2022 and 2042. In the third quarter of 2012, $750 million of BHFC notes matured and an additional $3.45 billion will mature in 2013. We currently intend to issue additional new debt through BHFC to replace some or all of the upcoming debt maturities. The proceeds from the BHFC notes are used to finance originated and acquired loans of Clayton Homes. The full and timely payment of principal and interest on the BHFC notes is guaranteed by Berkshire.

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

On July 21, 2010, President Obama signed into law financial regulatory reform legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”). The Reform Act reshapes financial regulations in the United States by creating new regulators, regulating new markets and market participants and providing new enforcement powers to regulators. Virtually all major areas of the Reform Act are subject to extensive rulemaking proceedings being conducted both jointly and independently by multiple regulatory agencies, some of which have been completed and others that are expected to be finalized by the end of 2012 or in 2013.

We are party to several equity index put option and credit default contracts as described in Note 12 to the Consolidated Financial Statements. With limited exception, these contracts contain no collateral posting requirements under any circumstances, including changes in either the fair value or intrinsic value of the contracts or a downgrade in Berkshire’s credit ratings. Substantially all of these contracts were entered into prior to December 31, 2008. At September 30, 2012, the net liabilities recorded for such contracts were approximately $10.0 billion and our collateral posting requirements were $150 million. With respect to such collateral requirements, we receive the income attributable to such collateral or, in certain instances, interest credit from the counterparty. Although the ultimate outcome of the regulatory rulemaking proceedings described in the preceding paragraph cannot be predicted with certainty, we do not believe that the provisions of the Reform Act that concern collateral requirements apply to derivatives contracts that were entered into prior to the enactment of the Reform Act, as ours were. As such, although the Reform Act may adversely affect some of our business activities, it is not currently expected to have a material impact on our consolidated financial results or financial condition.

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

On June 28, 2012, Berkshire entered into an Asset Purchase Agreement (the “Agreement”) with Residential Capital, LLC and certain of its affiliates (collectively, “ResCap”), which filed for relief under Chapter 11 of the U.S. Bankruptcy Code on May 14, 2012. Under the Agreement, the ResCap assets to be acquired represent various portfolios of first and second lien mortgage loans and other assets. The Agreement was subsequently approved by the U.S. Bankruptcy Court (the “Court”), which then ordered that an auction be conducted in October 2012. The Agreement effectively established the minimum price for the portfolios of loans and obligated Berkshire to acquire the ResCap loans, if no competing bidder in the auction process produced a bid that was deemed superior to Berkshire’s bid. On October 25, 2012, the auction was held and the ResCap Board of Directors approved Berkshire’s bid of $1.5 billion as the highest and best bid for the ResCap loan portfolios. A sale approval hearing before the Court is scheduled to commence on November 19, 2012. The aggregate consideration payable for the loan portfolios is subject to adjustment, primarily based on the level of loan principal amortizations up to the closing date, which is currently expected to occur in the first quarter of 2013.

Except as noted above, our contractual obligations as of September 30, 2012 were not materially different from those disclosed in the “Contractual Obligations” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Our Consolidated Balance Sheet as of September 30, 2012 includes estimated liabilities for unpaid losses from property and casualty insurance and reinsurance contracts of $63.4 billion. Due to the inherent uncertainties in the process of establishing loss reserve amounts, the actual ultimate claim amounts will likely differ from the currently recorded amounts. A very small percentage change in estimates of this magnitude will result in a material effect on reported earnings. The effects from changes in these estimates are recorded as a component of losses incurred in the period of the change.

Our Consolidated Balance Sheet as of September 30, 2012 includes goodwill of acquired businesses of $54.1 billion. We evaluate goodwill for impairment at least annually and conducted our most recent annual review during the fourth quarter of 2011. Although we believe that the goodwill reflected in the Consolidated Balance Sheet as of September 30, 2012 is not impaired, goodwill may subsequently become impaired as a result of changes in facts and circumstances affecting the valuation of the reporting unit. A goodwill impairment charge could have a material effect on periodic net earnings.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Berkshire’s most recently issued Annual Report and in particular the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of September 30, 2012, there are no material changes in the nature of our market risks described in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

On September 26, 2011, Berkshire announced a common stock repurchase program where Berkshire’s Board of Directors authorized Berkshire to repurchase Class A and Class B shares of the Company at prices no higher than a 10% premium over the book value of the shares. Berkshire’s Board of Directors’ authorization does not specify a maximum number of shares to be purchased. However, repurchases will not be made if they would reduce Berkshire’s consolidated cash equivalent holdings below $20 billion. The repurchase program is expected to continue indefinitely and the amount of purchases will depend entirely upon the levels of cash available, the attractiveness of investment and business opportunities either at hand or on the horizon and the degree of discount from management’s estimate of intrinsic value. The repurchase program does not obligate Berkshire to repurchase any dollar amount or number of Class A or Class B shares. There were no share repurchases during the first nine months of 2012.

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

101

The following financial information from Berkshire Hathaway Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Earnings for each of the three-month and nine-month periods ended September 30, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income for each of the three-month and nine-month periods ended September 30, 2012 and 2011, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for each of the nine-month periods ended September 30, 2012 and 2011, (v) the Consolidated Statements of Cash Flows for each of the nine-month periods ended September 30, 2012 and 2011, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC. (Registrant)

Date: November 2, 2012	/s/ MARC D. HAMBURG
(Signature) Marc D. Hamburg, Senior Vice President and Principal Financial Officer