Form 10-K
period 2012-12-31
BERKSHIRE HATHAWAY INC
filed 2013-03-01
CIK 1067983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2012: $149,910,000,000*

Indicate number of shares outstanding of each of the Registrant’s classes of common stock:

February 18, 2013—Class A common stock, $5 par value	892,722 shares
February 18, 2013—Class B common stock, $0.0033 par value	1,125,695,637 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated In
Proxy Statement for Registrant’s Annual Meeting to be held May 4, 2013	Part III

*	This aggregate value is computed at the last sale price of the common stock on June 30, 2012. It does not include the value of Class A common stock (383,144 shares) and Class B common stock (90,761,655 shares) held by Directors and Executive Officers of the Registrant and members of their immediate families, some of whom may not constitute “affiliates” for purpose of the Securities Exchange Act of 1934.

Part I

Item 1.	Business

Berkshire Hathaway Inc. (“Berkshire,” “Company” or “Registrant”) is a holding company owning subsidiaries engaged in a number of diverse business activities. The most important of these are insurance businesses conducted on both a primary basis and a reinsurance basis, a freight rail transportation business and a group of utility and energy generation and distribution businesses. Berkshire also owns and operates a large number of other businesses engaged in a variety of activities, as identified herein. Berkshire is domiciled in the state of Delaware, and its corporate headquarters are located in Omaha, Nebraska.

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

Berkshire and its consolidated subsidiaries employ approximately 288,500 persons world-wide, of which 24 are located at the corporate headquarters.

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

Insurance and reinsurance are generally subject to regulatory oversight throughout the world. Except for regulatory considerations, there are virtually no barriers to entry into the insurance and reinsurance industry. Competitors may be domestic or foreign, as well as licensed or unlicensed. The number of competitors within the industry is not known. Insurers and reinsurers compete on the basis of reliability, financial strength and stability, ratings, underwriting consistency, service, business ethics, price, performance, capacity, policy terms and coverage conditions.

Insurers and reinsurers based in the United States are subject to regulation by their state of domicile and by those states in which they are licensed or write policies on a non-admitted basis. The primary focus of regulation is to assure that insurers are financially solvent and that policyholder interests are otherwise protected. States establish minimum capital levels for insurance companies and establish guidelines for permissible business and investment activities. States have the authority to suspend or revoke a given company’s authority to do business as conditions warrant. States regulate the payment of dividends by insurance companies to their shareholders and other transactions with affiliates. Dividends and capital distributions and other transactions of extraordinary amounts are subject to prior regulatory approval.

Insurers may market, sell and service insurance policies in the states where they are licensed. These insurers are referred to as admitted insurers. Admitted insurers are generally required to obtain regulatory approval of their policy forms and premium rates. Non-admitted insurance markets have developed to provide insurance that is otherwise unavailable from the admitted insurance markets of a state. Non-admitted insurance, often referred to as “excess and surplus” lines, is procured by either state-

licensed surplus lines brokers who place risks with insurers not licensed in that state or by insureds’ direct procurement from non-admitted insurers. Non-admitted insurance is subject to considerably less regulation with respect to policy rates and forms. Reinsurers are normally not required to obtain regulatory approval of premium rates and policy forms.

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

Berkshire’s insurance companies maintain capital strength at exceptionally high levels. This strength differentiates Berkshire’s insurance companies from their competitors. Collectively, the aggregate statutory surplus of Berkshire’s U.S. based insurers was approximately $106 billion at December 31, 2012. All of Berkshire’s major insurance subsidiaries are rated AA+ by Standard & Poor’s and A++ (superior) by A.M. Best with respect to their financial condition and operating performance.

The Terrorism Risk Insurance Act of 2002 established within the Department of the Treasury a Terrorism Insurance Program (“Program”) for commercial property and casualty insurers by providing federal reinsurance of insured terrorism losses. The Program currently extends to December 31, 2014 through other Acts, most recently the Terrorism Risk Insurance Program Reauthorization Act of 2007. Hereinafter these Acts are collectively referred to as TRIA. Under TRIA, the Department of the Treasury is charged with certifying “acts of terrorism”. Coverage under TRIA occurs when the industry insured loss for a certified event exceeds $100 million. To be eligible for federal reinsurance, insurers must make available insurance coverage for acts of terrorism, by providing policyholders with clear and conspicuous notice of the amount of premium that will be charged for this coverage and of the federal share of any insured losses resulting from any act of terrorism. Assumed reinsurance is specifically excluded from TRIA participation. TRIA currently also excludes certain forms of direct insurance (such as commercial auto, burglary, theft, surety and certain professional liability lines). Reinsurers are not required to offer terrorism coverage and are not eligible for federal reinsurance of terrorism losses.

In the event of a certified act of terrorism, the federal government will reimburse insurers (conditioned on their satisfaction of policyholder notification requirements) for 85% of their insured losses in excess of an insurance group’s deductible. Under the Program currently in effect, the deductible is 20% of the aggregate direct subject earned premium for relevant commercial lines of business in the immediately preceding calendar year. The aggregate deductible in 2013 for Berkshire’s consolidated insurance and reinsurance businesses will be approximately $425 million. There is also an aggregate limit of $100 billion on the amount of the federal government coverage for each TRIA year.

Regulation of the insurance industry outside of the United States is subject to the differing laws and regulations of each country in which an insurer has operations or writes premiums. Some jurisdictions impose complex regulatory requirements on insurance businesses while other jurisdictions impose fewer requirements. In certain foreign countries, reinsurers are required to be licensed by governmental authorities. These licenses may be subject to modification, suspension or revocation dependent on such factors as amount and types of insurance liabilities and minimum capital and solvency tests. The violation of regulatory requirements may result in fines, censures and/or criminal sanctions in various jurisdictions. Berkshire subsidiaries have historically provided insuring capacity to insurance syndicates at Lloyd’s of London. Such capacity entitles the Berkshire subsidiaries to a share of the risks and rewards of the activities of the syndicates in proportion to the amount of capacity provided. This business is subject to regulation by the United Kingdom’s Financial Services Authority which maintains comprehensive rules and regulations covering the legal, financial and operating activities of managing agents and syndicates.

Berkshire’s insurance underwriting operations are comprised of the following sub-groups: (1) GEICO and its subsidiaries, (2) General Re and its subsidiaries, (3) Berkshire Hathaway Reinsurance Group and (4) Berkshire Hathaway Primary Group. Except for certain retroactive reinsurance products that generate significant amounts of up-front premiums along with estimated claims expected to be paid over very long periods of time creating “float” (see Investments section below), Berkshire expects to achieve a net underwriting profit over time and will reject inadequately priced risks. Underwriting profit is earned premiums less associated incurred losses, loss adjustment expenses and underwriting and policy acquisition expenses. Underwriting profit does not include investment income earned from investments. Berkshire’s insurance subsidiaries employ approximately 33,800 persons in the aggregate. Additional information related to each of Berkshire’s four underwriting groups follows.

GEICO—GEICO is headquartered in Chevy Chase, Maryland and its insurance subsidiaries consist of: Government Employees Insurance Company, GEICO General Insurance Company, GEICO Indemnity Company, GEICO Casualty

Company, GEICO Advantage Insurance Company, GEICO Choice Insurance Company and GEICO Secure Insurance Company. These companies primarily offer private passenger automobile insurance to individuals in all 50 states and the District of Columbia. In addition, GEICO insures motorcycles, all-terrain vehicles, recreational vehicles and small commercial fleets and acts as an agent for other insurers who offer homeowners, boat and life insurance to individuals. GEICO markets its policies primarily through direct response methods in which applications for insurance are submitted directly to the companies via the Internet or by telephone.

GEICO competes for private passenger auto insurance customers with other companies that sell directly to the customer as well as with companies that use agency sales forces. The automobile insurance business is highly competitive in the areas of price and service. Some insurance companies may exacerbate price competition by selling their products for a period of time at less than adequate rates. GEICO will not knowingly follow that strategy.

As a result of an aggressive advertising campaign and competitive rates, voluntary policies-in-force have increased about 41% over the past five years. GEICO is currently the third largest private passenger auto insurer in the United States in terms of premium volume. According to A.M. Best data for 2011, the five largest automobile insurers have a combined market share of 52%, with GEICO’s market share being approximately 9.3%. It is believed that since the publication of that data, GEICO’s market share has grown to approximately 9.7%. Seasonal variations in GEICO’s insurance business are not significant. However, extraordinary weather conditions or other factors may have a significant effect upon the frequency or severity of automobile claims.

Private passenger auto insurance is stringently regulated by state insurance departments. As a result, it is difficult for insurance companies to differentiate their products. Competition for private passenger automobile insurance, which is substantial, tends to focus on price and level of customer service provided. GEICO’s cost-efficient direct response marketing methods and emphasis on customer satisfaction enable it to offer competitive rates and value to its customers. GEICO primarily uses its own claims staff to manage and settle claims.

The name and reputation of GEICO is a material asset and management protects it and other service marks through appropriate registrations.

General Re—General Re Corporation (“General Re”) is the holding company of General Reinsurance Corporation (“GRC”) and its subsidiaries and affiliates. GRC’s subsidiaries include General Reinsurance AG, a major international reinsurer based in Germany. General Re subsidiaries currently conduct business activities globally in 51 cities and provide insurance and reinsurance coverages throughout the world. General Re provides property/casualty insurance and reinsurance, life/health reinsurance and other reinsurance intermediary and risk management, underwriting management and investment management services. General Re is one of the largest reinsurers in the world based on premium volume and shareholder capital.

Property/Casualty Reinsurance

General Re’s property/casualty reinsurance business in North America is conducted through GRC domiciled in Delaware and licensed in the District of Columbia and all states but Hawaii where it is an accredited reinsurer. Property/casualty operations in North America are headquartered in Stamford, Connecticut, and are also conducted through 16 branch offices in the U.S. and Canada. Reinsurance activities are marketed directly to clients without involving a broker or intermediary. Coverages are written primarily on an excess basis and under treaty and facultative contracts. In 2012, approximately 33% of net written premiums in North America related to casualty reinsurance coverages and 50% related to property reinsurance coverages.

General Re’s property/casualty business in North America also includes a few smaller specialty insurers (primarily the General Star and Genesis companies domiciled in Connecticut and Delaware.) These specialty insurers underwrite primarily liability and workers’ compensation coverages on an excess and surplus basis and excess insurance for self-insured programs. In 2012, the specialty insurers represented approximately 17% of General Re’s North American property/casualty net written premiums.

General Re’s international property/casualty reinsurance business operations are conducted through internationally-based subsidiaries on a direct basis (via General Reinsurance AG as well as several other General Re subsidiaries in 23 countries) and through brokers (primarily via Faraday, which owns the managing agent of Syndicate 435 at Lloyd’s of London and provides capacity and participates in 100% of the results of Syndicate 435). Coverages are written on both a quota-share and excess basis for multiple lines of property, aviation and casualty reinsurance coverage. In 2012, international-based property/casualty operations principally wrote direct reinsurance in the form of treaties with lesser amounts written on a facultative basis.

Life/Health Reinsurance

General Re’s North American and international life, health, long-term care and disability reinsurance coverages are written on an individual and group basis. Most of this business is written on a proportional treaty basis, with the exception of the U.S. group health and disability business which is predominately written on an excess treaty basis. Lesser amounts of life and disability business are written on a facultative basis. The life/health business is marketed on a direct basis. In 2012, approximately 35% of life/health net premiums were written in the United States, 26% in Western Europe and the remaining 39% throughout the rest of the world.

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

BHRG periodically assumes risks under retroactive reinsurance contracts. Retroactive reinsurance contracts afford protection to ceding companies against the adverse development of claims arising under policies issued in prior years. Coverage under such contracts is provided on an excess basis or immediately with respect to losses payable after the inception of the contract. Coverage provided is normally subject to a large aggregate limit of indemnification. Significant amounts of environmental and latent injury claims may arise under the contracts. Under certain contracts, the limits of indemnification provided are exceptionally large. In March 2007, an agreement became effective between NICO and Equitas, a London based entity established to reinsure and manage the 1992 and prior years’ non-life liabilities of the Names or Underwriters at Lloyd’s of London. Under the agreement NICO is providing up to $7 billion of new reinsurance to Equitas. In 2009, NICO agreed to provide up to 5 billion Swiss Francs of aggregate excess retroactive protection to Swiss Reinsurance Company Ltd. and its affiliates (“Swiss Re”). In 2010, BHRG entered into a reinsurance agreement with Continental Casualty Company, a subsidiary of CNA Financial Corporation (“CNA”), and several of CNA’s other insurance subsidiaries (collectively the “CNA Companies”) under which BHRG assumed the asbestos and environmental pollution liabilities of the CNA Companies subject to a maximum limit of indemnification of $4 billion. In 2011, BHRG entered into a contract with Eaglestone Reinsurance Company, a subsidiary of American International Group, Inc. (“AIG”). Under the contract, BHRG agreed to reinsure the bulk of AIG’s U.S. asbestos liabilities up to a maximum limit of indemnification of $3.5 billion.

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

BHRG also underwrites traditional non-catastrophe insurance and reinsurance coverages, referred to as multi-line property/casualty business. Effective January 1, 2008, traditional non-catastrophe reinsurance includes a five-year 20% quota-share of property and casualty business underwritten by Swiss Re and its major property/casualty affiliates. This contract expired with respect to business incepting after December 31, 2012 and was not renewed. The Swiss Re 20% quota-share contract represented about 60% of BHRG’s multi-line property/casualty premiums written in 2012.

For many years, BHRG has offered annuity insurance and reinsurance products, in which it usually receives an upfront premium and makes a stream of annuity payments in the future. In 2010, BHRG entered into a life reinsurance contract with Swiss Re Life & Health America Inc. (“SRLHA”), a subsidiary of Swiss Re. Under the agreement, BHRG assumed the liabilities and subsequent renewal premiums associated with a closed block of yearly renewable term reinsurance business reinsuring permanent and term products and universal life products written, assumed or subsequently acquired by SRLHA. BHRG assumed the mortality risk on the underlying lives with respect to the SRLHA business effective as of October 1, 2009, until the underlying yearly renewable term reinsured policy non-renews or the insurer ceding the business to SRLHA recaptures the business. The agreement is expected to remain in-force for several decades and, over time, is expected to result in substantial premiums earned and life benefits incurred. At the end of 2010, BHRG also acquired the life reinsurance business of Sun Life Assurance Company of Canada.

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

U.S. Investment Corporation (“USIC”), through its four subsidiaries led by United States Liability Insurance Company, is a specialty insurer that underwrites commercial, professional and personal lines of insurance on an admitted and excess and surplus basis. Policies are marketed in all 50 states and the District of Columbia through wholesale and retail insurance agents. USIC companies underwrite and market 110 distinct specialty property and casualty insurance products.

Medical Protective Corporation (“MedPro”) is based in Fort Wayne, Indiana. MedPro offers products and solutions through its subsidiaries (The Medical Protective Company and Princeton Insurance Company) and is a national leader in primary healthcare malpractice insurance coverage and patient safety solutions to physicians, dentists, other healthcare providers and healthcare facilities. As one of the nation’s first providers of healthcare malpractice insurance, MedPro has provided insurance coverage to healthcare providers for over 100 years. MedPro’s insurance policies are distributed primarily through a nationwide network of appointed agents. Effective December 31, 2011, MedPro completed the acquisition of Princeton Insurance Company, a healthcare malpractice insurer based in Princeton, New Jersey.

In 2006, Berkshire acquired Applied Underwriters, Inc. (“Applied”), a leading provider of payroll and insurance services to small and medium-sized employers. Applied, through its subsidiaries, including four workers’ compensation insurance companies, principally markets SolutionOne®, a product that bundles a variety of related insurance coverages and business services into a seamless package that is designed to reduce the risks and remove the burden of administrative and regulatory requirements faced by small to medium-sized employers. Applied also markets EquityComp® which is a workers’ compensation–only product targeted to medium sized employers with a profit sharing component. Both SolutionOne® and EquityComp® are offered to employers with risk retention features acceptable to the employer.

In 2007, Berkshire acquired Boat America Corporation, which owns Seaworthy Insurance Company and controls the Boat Owners Association of the United States (collectively “BoatU.S.”). BoatU.S. provides insurance, safety and other services to recreational watercraft owners and enthusiasts.

Other insurance operations include the “Berkshire Hathaway Homestate Companies” (“BHHC”), a group of six insurance companies that primarily offers standalone workers’ compensation, commercial auto and commercial property coverages. BHHC has a national reach, with the ability to provide first dollar and small to mid-range deductible workers’ compensation coverage to employers in all states, except those where coverage is available only through state operated workers compensation funds. BHHC serves a diverse client base with its broad underwriting appetite and price-for-risk underwriting philosophy. Also included is Central States Indemnity Company of Omaha located in Omaha, Nebraska, which provides credit and income protection insurance and related services that are marketed primarily to credit and debit card holders nationwide.

In the fourth quarter of 2012, NICO acquired Clal U.S. Holdings, which owns GUARD Insurance Group (“GUARD”). GUARD is based in Wilkes-Barre, Pennsylvania and through four insurance subsidiaries provides commercial property and casualty insurance coverage to small- and mid-sized businesses.

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

The table below presents the development of Berkshire’s net unpaid losses for property/casualty contracts from 2002 through 2012. Data in the table related to acquisitions is included from the acquisition date forward. Berkshire’s management believes that the liabilities established as of December 31, 2012 are reasonable and adequate. However, due to the inherent uncertainties in the reserving process, it cannot be assured that such balances will ultimately prove to be adequate. Dollar amounts are in millions.

	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
Unpaid losses per Consolidated Balance Sheet	$43,771	$45,393	$45,219	$48,034	$47,612	$56,002	$56,620	$59,416	$60,075	$63,819	$64,160
Reserve discounts	2,405	2,435	2,611	2,798	2,793	2,732	2,616	2,473	2,269	2,130	1,990

Unpaid losses before discounts	46,176	47,828	47,830	50,832	50,405	58,734	59,236	61,889	62,344	65,949	66,150
Ceded losses	(2,623)	(2,597)	(2,405)	(2,812)	(2,869)	(3,139)	(3,210)	(2,922)	(2,735)	(2,953)	(2,925)

Net unpaid losses	43,553	45,231	45,425	48,020	47,536	55,595	56,026	58,967	59,609	62,996	63,225
Reserve discounts	(2,405)	(2,435)	(2,611)	(2,798)	(2,793)	(2,732)	(2,616)	(2,473)	(2,269)	(2,130)	(1,990)
Deferred charges	(3,379)	(3,087)	(2,727)	(2,388)	(1,964)	(3,987)	(3,923)	(3,957)	(3,810)	(4,139)	(4,019)

Net unpaid losses, net of discounts/deferred charges	$37,769	$39,709	$40,087	$42,834	$42,779	$48,876	$49,487	$52,537	$53,530	$56,727	$57,216

Liability re-estimated:
1 year later	$39,206	$40,618	$39,002	$42,723	$41,811	$47,288	$48,836	$49,955	$51,228	$54,787
2 years later	40,663	39,723	39,456	42,468	40,456	46,916	47,293	47,636	49,960
3 years later	40,517	40,916	39,608	41,645	40,350	45,902	45,675	46,793
4 years later	41,810	41,418	38,971	41,676	39,198	44,665	45,337
5 years later	42,501	40,891	39,317	40,884	38,003	44,618
6 years later	42,007	41,458	38,804	39,888	37,946
7 years later	42,643	41,061	38,060	40,008
8 years later	42,275	40,412	38,280
9 years later	41,753	40,700
10 years later	42,094
Cumulative deficiency (redundancy)	4,325	991	(1,807)	(2,826)	(4,833)	(4,258)	(4,150)	(5,744)	(3,570)	(1,940)
Cumulative foreign exchange effect*	(102)	(136)	284	(265)	206	646	29	250	(59)	(186)

Net deficiency (redundancy)	$4,223	$855	$(1,523)	$(3,091)	$(4,627)	$(3,612)	$(4,121)	$(5,494)	$(3,629)	$(2,126)

Cumulative payments:
1 year later	$8,092	$8,828	$7,793	$9,345	$8,865	$8,486	$8,315	$9,191	$8,854	$10,628
2 years later	14,262	13,462	12,666	15,228	13,581	13,394	13,999	14,265	14,593
3 years later	18,111	17,429	16,463	18,689	16,634	17,557	16,900	17,952
4 years later	21,446	20,494	18,921	20,890	19,724	19,608	19,478
5 years later	24,067	22,517	20,650	23,507	21,143	21,660
6 years later	25,655	24,070	22,865	24,935	22,678
7 years later	27,073	26,300	24,232	26,266
8 years later	29,416	27,292	25,430
9 years later	30,121	28,414
10 years later	31,153
Net deficiency (redundancy) above	$4,223	$855	$(1,523)	$(3,091)	$(4,627)	$(3,612)	$(4,121)	$(5,494)	$(3,629)	$(2,126)
Deferred charge changes and reserve discounts	2,959	2,402	2,175	2,040	1,600	1,669	1,505	1,388	891	381

Deficiency (redundancy) before deferred charges and reserve discounts	$1,264	$(1,547)	$(3,698)	$(5,131)	$(6,227)	$(5,281)	$(5,626)	$(6,882)	$(4,520)	$(2,507)

*	The amounts of re-estimated liabilities in the table above related to these operations are based on the applicable foreign currency exchange rates as of the end of the re-estimation period. The cumulative foreign exchange effect represents the cumulative effect of changes in foreign exchange rates from the original balance sheet date to the end of the re-estimation period.

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

The second section of the table shows the re-estimated net unpaid losses, net of reserve discounts and deferred charges, based on experience as of the end of each succeeding year. The re-estimated amount reflects the effect of loss payments and re-estimation of remaining unpaid liabilities. The line labeled “cumulative deficiency (redundancy)” represents the aggregate increase (decrease) in the initial estimates from the original balance sheet date through December 31, 2012. These amounts have been reported in earnings over time as components of losses and loss adjustment expenses and include accumulated reserve discount accretion and deferred charge amortization.

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

The amount of float has grown from approximately $59 billion at the end of 2007 to approximately $73 billion at the end of 2012, primarily through internal growth. BHRG and General Re accounted for approximately 75% of total float as of December 31, 2012. Equally important as the amount of the float is its cost, represented by Berkshire’s periodic net underwriting gain or loss. The increases in the amount of float plus the substantial amounts of shareholder capital devoted to insurance and reinsurance activities have generated meaningful increases in the levels of investments and investment income over the past five years.

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

Railroad Business

On February 12, 2010, Berkshire completed its acquisition of Burlington Northern Santa Fe Corporation. The acquisition was completed through the merger of a wholly-owned merger subsidiary and Burlington Northern Santa Fe Corporation. The merger subsidiary was the surviving entity and was renamed Burlington Northern Santa Fe, LLC (“BNSF”). BNSF is based in Fort Worth, Texas, and through BNSF Railway Company operates one of the largest railroad systems in North America. BNSF has approximately 41,500 employees as of December 31, 2012.

In serving the Midwest, Pacific Northwest, Western, Southwestern and Southeastern regions and ports of the country, BNSF transports a range of products and commodities derived from manufacturing, agricultural and natural resource industries. Over half of the freight revenues of BNSF are covered by contractual agreements of varying durations, while the balance is subject to common carrier, published prices or quotations offered by BNSF. BNSF’s financial performance is influenced by, among other things, general and industry economic conditions at the international, national and regional levels. BNSF’s primary routes, including trackage rights, allow it to access major cities and ports in the western and southern United States as well as parts of Canada and Mexico. In addition to major cities and ports, BNSF efficiently serves many smaller markets by working closely with approximately 200 shortline partners. BNSF has also entered into marketing agreements with other rail carriers, expanding the marketing reach for each railroad and their customers. For the year ending December 31, 2012, approximately 33% of freight revenues were derived from consumer products, 25% from industrial products, 24% from coal and 18% from agricultural products.

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

As railroads streamline, rationalize and otherwise enhance their franchises, competition among rail carriers intensifies. BNSF’s primary rail competitor in the Western region of the United States is the Union Pacific Railroad Company. Other Class I railroads and numerous regional railroads and motor carriers also operate in parts of the same territories served by BNSF. Based on weekly reporting by the Association of American Railroads, BNSF’s share of the western United States rail traffic in 2012 was approximately 48 percent.

Utilities and Energy Businesses

Berkshire currently owns an 89.8% voting common stock interest in MidAmerican Energy Holdings Company (“MidAmerican”), an international energy company with subsidiaries that generate, transmit, store, distribute and supply energy. MidAmerican’s businesses are managed as separate operating units. MidAmerican’s domestic regulated energy interests are comprised of two regulated utility companies serving more than 3 million retail customers, two interstate natural gas pipeline companies with approximately 16,600 miles of pipeline and a design capacity of approximately 7.7 billion cubic feet of natural gas per day and a 50% interest in electric transmission businesses. Its Great Britain electricity distribution subsidiaries serve about 3.9 million electricity end-users. In addition, MidAmerican’s interests include a diversified portfolio of domestic independent power projects, a hydroelectric facility in the Philippines, the second-largest residential real estate brokerage firm in the United States and the second-largest residential real estate brokerage franchise network in the United States. MidAmerican employs approximately 16,000 persons in connection with its various operations.

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

MidAmerican Energy Company (“MEC”) is a regulated electric and natural gas utility company headquartered in Iowa, serving regulated retail electric and natural gas customers primarily in Iowa and also in portions of Illinois, South Dakota and Nebraska. MEC has a diverse customer base consisting of urban and rural residential customers and a variety of commercial and industrial customers. In addition to retail sales and natural gas transportation, MEC sells regulated electricity principally to markets operated by regional transmission organizations and regulated natural gas to other utilities and market participants on a wholesale basis and sells non-regulated electricity and natural gas services in deregulated markets.

As a vertically integrated electric and gas utility, MEC owns approximately 7,400 net MW of generation capacity. There are seasonal variations in MEC’s business that are principally related to the use of electricity for air conditioning and natural gas for heating. Typically, 35-40% of MEC’s regulated electric revenues are reported in the summer months, while 50-60% of MEC’s regulated natural gas revenues are reported in the winter months.

The natural gas pipelines consist of Northern Natural Gas Company (“Northern Natural”) and Kern River Gas Transmission Company (“Kern River”). Northern Natural is based in Nebraska and owns the largest interstate natural gas pipeline system in the United States, as measured by pipeline miles, reaching from southern Texas to Michigan’s Upper Peninsula. Northern Natural’s pipeline system consists of approximately 14,900 miles of natural gas pipelines. Northern Natural’s extensive pipeline system, which is interconnected with many interstate and intrastate pipelines in the national grid system, has access to supplies from multiple major supply basins and provides transportation services to utilities and numerous other customers. Northern Natural also operates three underground natural gas storage facilities and two liquefied natural gas storage peaking units. Northern Natural’s pipeline system experiences significant seasonal swings in demand and revenue, with the highest demand typically occurring during the months of November through March.

Kern River is based in Utah and owns an interstate natural gas pipeline system that consists of approximately 1,700 miles and extends from supply areas in the Rocky Mountains to consuming markets in Utah, Nevada and California. Kern River transports natural gas for electric utilities and natural gas distribution utilities, major oil and natural gas companies or affiliates of such companies, electricity generating companies, energy marketing and trading companies, and financial institutions.

The Great Britain utilities consist of Northern Powergrid (Northeast) Limited (“Northern Powergrid (Northeast)”) and Northern Powergrid (Yorkshire) plc (“Northern Powergrid (Yorkshire)”), which own a substantial Great Britain electricity distribution network that delivers electricity to end-users in northeast England in an area covering approximately 10,000 square miles. The distribution companies primarily charge supply companies regulated tariffs for the use of electrical infrastructure.

MidAmerican Renewables is based in Iowa and owns interests in independent power projects that are in service or under construction in California, Illinois, Arizona, the Philippines, Texas, New York and Hawaii. These independent power projects, consisting of solar, natural gas, wind, geothermal and hydroelectric generating facilities, produce energy that is sold principally under long-term power purchase agreements.

Regulatory Matters

PacifiCorp and MEC are subject to comprehensive regulation by various federal, state and local agencies. The Federal Energy Regulatory Commission (“FERC”) is an independent agency with broad authority to implement provisions of the Federal Power Act, the Natural Gas Act (“NGA”), the Energy Policy Act of 2005 and other federal statutes. The FERC regulates rates for wholesale sales of electricity; transmission of electricity, including pricing and regional planning for the expansion of transmission systems; electric system reliability; utility holding companies; accounting and records retention; securities issuances; and other matters, including construction and operation of hydroelectric facilities. The FERC also has the enforcement authority to assess civil penalties of up to $1 million per day per violation of rules, regulations and orders issued under the Federal Power Act. MEC is also subject to regulation by the Nuclear Regulatory Commission pursuant to the Atomic Energy Act of 1954, as amended, with respect to its ownership of the Quad Cities Nuclear Station.

Except for Oregon, Washington and Illinois, both PacifiCorp and MEC have an exclusive right to serve retail customers within their service territories and, in turn, have an obligation to provide service to those customers. Historically, state regulatory commissions have established retail electric and natural gas rates on a cost-of-service basis, which are designed to allow a utility an opportunity to recover what each state regulatory commission deems to be the utility’s reasonable costs of providing services, including a fair opportunity to earn a reasonable return on its investments. The retail electric rates of PacifiCorp and MEC are generally based on the cost of providing traditional bundled services, including generation, transmission and distribution services.

The natural gas pipelines are subject to regulation by various federal, state and local agencies. The natural gas pipeline and storage operations of Northern Natural and Kern River are regulated by the FERC pursuant to the NGA and the Natural Gas Policy Act of 1978. Under this authority, the FERC regulates, among other items, (a) rates, charges, terms and conditions of service and (b) the construction and operation of interstate pipelines, storage and related facilities, including the extension, expansion or abandonment of such facilities. Interstate natural gas pipeline companies are also subject to regulations administrated by the Office of Pipeline Safety within the Pipeline and Hazardous Materials Safety Administration, an agency within the DOT. Federal pipeline safety regulations are issued pursuant to the Natural Gas Pipeline Safety Act of 1968, as amended. Major recent amendments to the Natural Gas Pipeline Safety Act of 1968 include the Pipeline Safety Improvement Act of 2002, the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006, and the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, which collectively establish safety and pipeline integrity requirements and civil penalties, damage prevention and public awareness, and accident and incident notification.

Northern Powergrid (Northeast) and Northern Powergrid (Yorkshire) each charge fees for the use of their distribution systems that are controlled by a formula prescribed by the British electricity regulatory body, the Gas and Electricity Markets Authority. The current five-year price control period is scheduled to end March 31, 2015.

Environmental Matters

MidAmerican and its energy businesses are subject to federal, state, local and foreign laws and regulations regarding air and water quality, renewable portfolio standards, emissions performance standards, climate change, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact MidAmerican’s current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations, such as the Federal Clean Air Act, provide regulators with the authority to levy substantial penalties for noncompliance including fines, injunctive relief and other sanctions.

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

Comprehensive climate change legislation has not been adopted by Congress; however, regulation of greenhouse gas emissions under various provisions of the Federal Clean Air Act has continued since the Environmental Protection Agency’s December 2009 findings that greenhouse gas emissions threaten public health and welfare. Since that determination, significant sources of greenhouse gas emissions have been required to report their greenhouse gas emissions and to undergo a best available control technology determination in conjunction with permitting greenhouse gas emissions. In 2012, the Environmental Protection Agency proposed New Source Performance Standards for greenhouse gases at new fossil-fueled generating facilities at an emissions rate of 1,000 pounds per megawatt hour, which are expected to be finalized in the first half of 2013. The Environmental Protection Agency is also under a consent decree to establish greenhouse gas emissions performance standards for existing and modified sources. International discussions regarding climate change continue to be held periodically, with the expiration of the Kyoto Protocol in December 2012. In December 2012, the parties to the Kyoto Protocol agreed to a Kyoto Protocol 2 that will involve more than 25 nations (mainly the European Union and Australia), comprising about 15% of global greenhouse gas emissions, to run from 2013 to 2020. While the debate continues at the federal and international level over the direction of climate change policy, several states have continued to implement state-specific laws or regional initiatives to report or mitigate greenhouse gas emissions. In addition, governmental, nongovernmental and environmental organizations have become more active in pursuing climate change related litigation under existing laws.

The impact of future federal, regional, state and international accords, legislation, regulation or judicial proceedings related to climate change cannot be quantified in any meaningful range at this time. New requirements limiting greenhouse gas emissions could have a material adverse impact on MidAmerican.

MidAmerican continues to take actions to mitigate greenhouse gas emissions. For example, as of December 31, 2012, MidAmerican owned 3,697 megawatts of wind-powered generating capacity in operation at a total cost of $7 billion and owned 1,271 megawatts of solar generating capacity in operation and under construction, which when completed is estimated to cost approximately $6 billion.

Non-Energy Businesses

MidAmerican also owns HomeServices of America, Inc. (“HomeServices”), the second largest full-service residential real estate brokerage firm in the United States. In addition to providing traditional residential real estate brokerage services, HomeServices offers integrated real estate services, including mortgage originations and mortgage banking primarily through joint ventures, title and closing services, property and casualty insurance, home warranties, relocation services and other home-related services. It operates under 27 residential real estate brand names with over 16,000 sales agents and in nearly 375 brokerage offices in 21 states. HomeServices’ principal sources of revenue are dependent on residential real estate sales, which are generally higher in the second and third quarters of each year. This business is highly competitive and subject to the general real estate market conditions. In October 2012, HomeServices acquired a 66.7% interest in the second largest residential real estate brokerage franchise network in the United States, which offers and sells independently owned and operated residential real estate brokerage franchises.

Manufacturing, Service and Retailing Businesses

Berkshire’s numerous and diverse manufacturing, service and retailing businesses are described below.

Marmon—In 2008, Berkshire acquired approximately 64% of the outstanding common stock of Marmon Holdings, Inc. (“Marmon”), a private company then owned by trusts for the benefit of members of the Pritzker Family of Chicago. Under the terms of the purchase agreement, Berkshire acquired additional shares of outstanding stock held by noncontrolling shareholders in 2011, which increased its ownership to about 80% and in the fourth quarter of 2012 acquired additional noncontrolling interests, thus increasing Berkshire’s aggregate interest in Marmon to approximately 90%. Berkshire will acquire the remaining equity interests held by the Pritzker Family in 2014 for consideration to be based on Marmon’s future earnings. Marmon is currently comprised of three autonomous companies consisting of eleven diverse business sectors and approximately 150 independent manufacturing and service businesses.

Marmon’s three companies and their respective sectors are:

1) Marmon Engineered Industrial & Metal Components, Inc.

Distribution Services, supplying specialty metal pipe and tubing, bar and sheet products to markets including construction, industrial, aerospace and many others;

Electrical & Plumbing Products-Distribution, supplying electrical building wire primarily for residential and commercial construction, and copper tube for the plumbing, HVAC, refrigeration and industrial markets, through the wholesale channel; and

Industrial Products, consisting of metal fasteners and fastener coatings for the construction, industrial and other markets, gloves for industrial markets, portable lighting equipment for mining and safety markets, overhead electrification equipment for mass transit systems, custom-machined aluminum and brass forgings for the construction, energy, recreation and other industries, brass fittings and valves for commercial and industrial applications, and drawn aluminum tubing and extruded aluminum shapes for the construction, automotive, appliance, medical and other markets.

2) Marmon Natural Resource & Transportation Services, Inc.

Crane Services, providing the leasing and operation of mobile cranes primarily to the energy, mining and petrochemical markets;

Engineered Wire & Cable, supplying electrical and electronic wire and cable for energy related markets and other industries; and

Transportation Services & Engineered Products, including manufacturing, leasing and maintenance of railroad tank cars, leasing of intermodal tank containers, in-plant rail services, manufacturing of bi-modal railcar movers, wheel, axle and gear sets for light rail transit and gear products for locomotives, manufacturing of steel tank heads, and services, equipment and technology for processing and distributing sulfur.

3) Marmon Retail & End User Technologies, Inc.

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

Retail Home Improvement Products, supplying electrical and plumbing products through the home center channel;

Retail Store Fixtures, providing shelving systems, other merchandising displays and related services for retail stores, as well as work and garden gloves sold at retail; and

Water Treatment, including residential water softening, purification and refrigeration filtration systems, treatment systems for industrial markets including power generation, oil and gas, chemical, and pulp and paper, gear drives for irrigation systems and cooling towers, and air-cooled heat exchangers.

Marmon businesses operate approximately 300 manufacturing, distribution and service facilities, and employ more than 17,000 people worldwide.

McLane Company—McLane Company, Inc. (“McLane”) provides wholesale distribution and logistics services in all 50 states and internationally in Brazil to customers that include convenience stores, discount retailers, wholesale clubs, drug stores, military bases, quick service restaurants and casual dining restaurants. Prior to Berkshire’s acquisition in 2003, McLane was an integral part of the Wal-Mart Stores, Inc. (“Wal-Mart”) distribution network. McLane continues to provide wholesale distribution services to Wal-Mart, which accounts for approximately 28% of McLane’s revenues. McLane’s business model is based on a high volume of sales, rapid inventory turnover and tight expense control. Operations are divided into five business units: grocery distribution, foodservice distribution, beverage distribution, international logistics and software development. In 2012, the grocery and foodservice units comprised 98% of the total revenues of the company. McLane and its subsidiaries employ approximately 20,000 employees.

McLane’s grocery distribution unit, based in Temple, Texas, enjoys the dominant market share within the convenience store industry and serves most of the national convenience store chains and major oil company retail outlets. Grocery operations provide products to more than 49,000 retail locations nationwide, including Wal-Mart. McLane’s grocery distribution unit operates 23 facilities in 19 states.

McLane’s foodservice distribution unit, based in Carrollton, Texas, focuses on serving the quick service restaurant industry with high quality, timely-delivered products. Operations are conducted through 18 facilities in 16 states. The foodservice distribution unit services more than 19,000 chain restaurants nationwide. On August 24, 2012 McLane acquired Meadowbrook Meat Company (MBM). MBM, based in Rocky Mount, North Carolina is a large customized foodservice distributor for national restaurant chains. MBM operates from 39 distribution facilities in 17 states. MBM services more than 15,000 chain restaurants nationwide.

On April 23, 2010, McLane acquired Kahn Ventures, parent company of Empire Distributors and Empire Distributors of North Carolina. Kahn Ventures and its subsidiaries are wholesale distributors of distilled spirits, wine and beer. Operations are conducted through eight distribution centers in two states. On December 31, 2010, Kahn Ventures acquired Horizon Wine and Spirits, Inc. and on April 30, 2012 acquired Delta Wholesale Liquors. Operations of Horizon and Delta are conducted through three distribution centers located in Tennessee. The beverage unit services more than 19,500 retail locations in the Southeastern United States.

Other Manufacturing, Service and Retailing Businesses

Apparel Manufacturing—Berkshire’s apparel manufacturing businesses include manufacturers of a variety of clothing and footwear. Businesses engaged in the manufacture and distribution of clothing products include Fruit of the Loom, Inc. (“Fruit”), Russell Brands, LLC (“Russell”), Vanity Fair Brands, LP (“VFB”), Garan and Fechheimer Brothers. Berkshire’s footwear businesses include H.H. Brown Shoe Group, Justin Brands and Brooks Sports. These businesses employ approximately 40,000 persons in the aggregate.

Fruit, Russell and VFB (together “FOL”) are headquartered in Bowling Green, Kentucky. FOL is primarily a vertically integrated manufacturer and distributor of basic apparel, underwear and athletic apparel and products. FOL maintains the number one market share brand of men’s underwear in the mass merchandise channel. Products, under the Fruit of the Loom® and JERZEES® labels are primarily sold in the mass merchandise and wholesale markets. In the VFB product line, Vassarette®, Bestform® and Curvation® are sold in the mass merchandise market, while Vanity Fair® and Lily of France® products are sold in the mid-tier chains and department stores. FOL also markets and sells athletic uniforms, apparel, sports equipment and balls to team dealers; college licensed tee shirts and fleecewear to college bookstores and mid-tier merchants; and athletic apparel, sports equipment and balls to sporting goods retailers under the Russell Athletic® and Spalding® brands. Additionally, Spalding® markets and sells balls in the mass merchandise market and dollar store channels. In 2012, approximately 30% of FOL’s sales were to Wal-Mart.

FOL generally performs its own spinning, knitting, cloth finishing, cutting, sewing and packaging. For the North American market which comprised about 82% of FOL’s net sales in 2012, the majority of its capital-intensive spinning operations are located in highly automated facilities in the United States with cloth manufacturing performed both in the U.S. and Honduras. Labor-intensive sewing and finishing operations are located in lower labor cost facilities in Central America and the Caribbean. For the European market, products are either outsourced to third-party contractors in Europe or Asia or sewn in Morocco from textiles internally produced in Morocco. FOL’s bras, athletic equipment, sporting goods and other athletic apparel lines are generally sourced from third-party contractors located primarily in Asia.

U.S grown cotton and polyester fibers are the main raw materials used in the manufacturing of FOL’s products and are purchased from a limited number of third-party suppliers and manufacturers. Management currently believes there are readily available alternative sources of raw materials. However, if relationships with suppliers cannot be maintained or delays occur in obtaining alternative sources of supply, production could be adversely affected, which could have a corresponding adverse effect on results of operations. Additionally, raw materials are subject to price volatility caused by weather, supply conditions, government regulations, economic climate and other unpredictable factors. FOL has secured contracts to purchase cotton to meet production plans for 2013. In 2010, cotton market prices increased by 80% due to lower worldwide crop yield, export restrictions in India and increasing global demand. In 2011, cotton market prices peaked at over $2 per pound, before declining over the latter part of the year. These conditions resulted in increased raw material prices across the apparel industry. In 2012, cotton market prices fell to approximately $0.70 per pound which equals the ten year average price. FOL’s markets are highly competitive, consisting of many domestic and foreign manufacturers and distributors. Competition is generally based upon price, product style, quality and customer service.

Garan designs, manufactures, imports and sells apparel primarily for children, including boys, girls, toddlers and infants. Products are sold under its own trademark Garanimals® and private labels of its customers. Garan also licenses its registered trademark Garanimals® to independent third parties. Garan conducts its business through operating subsidiaries located in the United States, Central America and Asia. Substantially all of Garan’s products are sold through its distribution centers in the U.S. to Wal-Mart, which accounted for over 90% of Garan’s sales in 2012. Fechheimer Brothers manufactures, distributes and sells uniforms, principally for the public service and safety markets, including police, fire, postal and military markets. Fechheimer Brothers is based in Cincinnati, Ohio.

Justin Brands and H.H. Brown Shoe Group manufacture and distribute work, rugged outdoor and casual shoes and western-style footwear under a number of brand names, including Justin, Tony Lama®, Nocona®, Chippewa®, BØRN®, B•Ø•C®, Carolina®, Söfft, Double-H Boots®, Eürosoft®, and Softspots®. Brooks Sports markets and sells performance running footwear and apparel to specialty and national retailers under Brooks® and Moving Comfort® brands. In 2012 and 2011, Brooks® achieved #1 market share in performance running footwear with specialty retailers. A significant volume of the shoes sold by Berkshire’s shoe businesses are manufactured or purchased from sources outside the United States. Products are principally sold in the United States through a variety of channels including department stores, footwear chains, specialty stores, catalogs and the Internet, as well as through company-owned retail stores.

Building Products Manufacturing—Acme Building Brands (“Acme”) headquartered in Fort Worth, Texas, manufactures and distributes clay bricks (Acme Brick® and Jenkins Brick), concrete block (Featherlite) and cut limestone (Texas Quarries). In addition, Acme distributes a number of other building products of other manufacturers, including glass block, floor and wall tile, wood flooring and other masonry products. Acme also sells ceramic floor and wall tile, as well as marble, granite and other stones through its subsidiary, American Tile and Stone. Products are sold primarily in the South Central and South Eastern United States through company-operated sales offices. Acme distributes products primarily to homebuilders and masonry and general contractors.

Acme and its affiliates operate 26 clay brick manufacturing facilities located in eight states, seven concrete block facilities in Texas, one stone quarry and two stone fabrication facilities located in Texas and Alabama. In addition, Acme operates a glass block fabrication facility, a concrete bagging facility and a stone burnishing facility all located in Texas. The demand for Acme’s products is seasonal, with higher sales in the warmer weather months and is subject to the level of construction activity which is cyclical. Acme also owns and leases properties and mineral rights that supply raw materials used in many of its manufactured products. Acme’s raw materials supply is believed to be adequate into the foreseeable future.

Benjamin Moore & Co. (“Benjamin Moore”), headquartered in Montvale, New Jersey, is a leading formulator, manufacturer and retailer of a broad range of architectural coatings, available principally in the United States and Canada. Products include water-thinnable and solvent-thinnable general purpose coatings (paints, stains and clear finishes) for use by the general public, contractors and industrial and commercial users. Products are marketed under various registered brand names, including Regal®, Super Spec®, MoorGard®, Aura®, Nattura®, ben®, Coronado®, Insl-x® and Lenmar®.

Benjamin Moore and its manufacturing subsidiaries rely primarily on an independent dealer network for the distribution of its products. Its distribution network includes approximately 70 company-owned stores as well as over 4,100 third party retailers currently representing over 6,300 storefronts in the United States and Canada. Benjamin Moore’s company-owned stores represent several multiple-outlet and stand-alone retailers in various parts of the United States and Canada serving primarily contractors and general consumers. The independent retailer channel offers a broad array of products including Benjamin Moore® and Insl-x® brands and other competitor coatings, wallcoverings, window treatments and sundries. Benjamin Moore also has two color stations located in regional malls that serve as brand marketing tools. In addition, Benjamin Moore allows the consumer to place orders via e-commerce sites or for national accounts and government agencies, via its customer information center. These orders may be picked up at the customer’s nearest retailer.

Johns Manville (“JM”) is a leading manufacturer and marketer of premium-quality products for building insulation, mechanical insulation, commercial roofing and roof insulation, as well as fibers and nonwovens for commercial, industrial and residential applications. JM serves markets that include aerospace, automotive and transportation, air handling, appliance,

HVAC, pipe insulation, filtration, waterproofing, building, flooring, interiors and wind energy. Fiber glass is the basic material in a majority of JM’s products, although JM also manufactures a significant portion of its products with other materials to satisfy the broader needs of its customers. Raw materials are readily available in sufficient quantities from various sources for JM to maintain and expand its current production levels. JM regards its patents and licenses as valuable, however it does not consider any of its businesses to be materially dependent on any single patent or license. JM is headquartered in Denver, Colorado, and operates 45 manufacturing facilities in North America, Europe and China and conducts research and development at its technical center in Littleton, Colorado and at other facilities in the U.S. and Europe.

JM sells its products through a wide variety of channels including contractors, distributors, retailers, manufacturers and fabricators. JM holds leadership positions in all of the key markets that it serves and typically competes with a few large global and national competitors and several smaller, regional competitors. JM’s products compete primarily on the basis of value, product differentiation and customization and breadth of product line. Sales of JM’s products are moderately seasonal due to increases in construction activity that typically occur in the second and third quarters of the calendar year. JM is seeing a trend in customer purchasing decisions being determined based on the sustainable and energy efficient attributes of its products, services and operations.

MiTek is headquartered in Chesterfield, Missouri and is a leading provider of engineered connector products, engineering software and services and computer-driven manufacturing machinery to the truss fabrication segment of the building components industry. Primary customers are truss fabricators who manufacture pre-fabricated roof and floor trusses and wall panels for the residential building market as well as the light commercial and institutional construction industry. MiTek also participates in the light gauge steel framing market under the Ultra-Span® name, manufactures and markets assembly line machinery used by the lead acid battery industry, manufactures and markets a line of masonry connector products and manufactures and markets air handling systems used in commercial building. MiTek operates on six continents with sales into approximately 100 countries. MiTek has 41 manufacturing facilities located in 11 countries and 34 sales/engineering offices located in 12 countries.

The Shaw Industries Group, Inc. (“Shaw”), headquartered in Dalton, Georgia, is the world’s largest carpet manufacturer based on both revenue and volume of production. Shaw designs and manufactures over 3,000 styles of tufted carpet, tufted and woven rugs, laminate and wood flooring for residential and commercial use under about 30 brand and trade names and under certain private labels. Shaw also provides installation services and sells ceramic and vinyl tile along with sheet vinyl. Shaw’s manufacturing operations are fully integrated from the processing of raw materials used to make fiber through the finishing of carpet. Shaw’s carpet, rugs and hard surface products are sold in a broad range of prices, patterns, colors and textures. Shaw acquired Sportexe (now Shaw Sports Turf) in 2009 and Southwest Greens International, LLC in 2011 which provides an entry into the synthetic sports turf, golf greens and landscape turf markets.

Shaw products are sold wholesale to over 35,000 retailers, distributors and commercial users throughout the United States, Canada and Mexico and are also exported to various overseas markets. Shaw’s wholesale products are marketed domestically by over 2,000 salaried and commissioned sales personnel directly to retailers and distributors and to large national accounts. Shaw’s nine carpet, three hard surface and one rug and one sample full-service distribution facilities and 23 redistribution centers, along with centralized management information systems, enable it to provide prompt efficient delivery of its products to both its retail customers and wholesale distributors.

Substantially all carpet manufactured by Shaw is tufted carpet made from nylon, polypropylene and polyester. In the tufting process, yarn is inserted by multiple needles into a synthetic backing, forming loops which may be cut or left uncut, depending on the desired texture or construction. During 2012, Shaw processed approximately 97% of its requirements for carpet yarn in its own yarn processing facilities. The availability of raw materials continues to be good but margins are impacted by petro-chemical and natural gas price changes. Raw material cost changes are periodically factored into selling prices to customers.

The floor covering industry is highly competitive with more than 100 companies engaged in the manufacture and sale of carpet in the United States and numerous manufacturers engaged in hard surface floor covering production and sales. According to industry estimates, carpet accounts for approximately 55% of the total United States consumption of all flooring types. The principal competitive measures within the floor covering industry are quality, style, price and service.

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

Other Manufacturing

In September 2011, Berkshire acquired The Lubrizol Corporation (“Lubrizol”). Lubrizol is a specialty chemical company that produces and supplies technologies for the global transportation, industrial and consumer markets. Lubrizol operates two business sectors: (1) Lubrizol Additives, which includes engine, driveline and industrial additive products and (2) Lubrizol Advanced Materials, which includes personal and home care, engineered polymer and performance coating products. Lubrizol’s products are used in a broad range of applications including engine oils, transmission fluids, gear oils, specialty driveline lubricants, metalworking fluids, compressor lubricants, over-the-counter pharmaceutical products, performance coatings, personal care products, sporting goods and plumbing and fire sprinkler systems. Lubrizol is an industry leader in many of the markets in which it competes. Its principal additives competitors are Infineum International Ltd., Chevron Oronite Company and Afton Chemical Corporation. The advanced materials industry is highly fragmented with a variety of competitors in each product line.

From a base of approximately 1,825 patents, Lubrizol uses its technological leadership position in product development and formulation expertise to improve the quality, value and performance of its products, as well as to help minimize the environmental impact of those products. Lubrizol uses many specialty and commodity chemical raw materials in its manufacturing processes and uses base oil in processing and blending additives. Raw materials are primarily feedstocks derived from petroleum and petrochemicals and, generally, are obtainable from several sources. The materials that Lubrizol chooses to purchase from a single source typically are subject to long-term supply contracts to ensure supply reliability. Lubrizol markets its products worldwide through a direct sales organization and sales agents and distributors where necessary. Lubrizol’s customers principally consist of major global and regional oil companies and industrial and consumer products companies that are located in more than 100 countries. Some of its largest customers also may be suppliers. In 2012, no single customer accounted for more than 10% of Lubrizol’s consolidated revenues.

Lubrizol is implementing a multi-year phased investment plan to increase global manufacturing capacity and to upgrade operations to ensure compliance with health, safety and environmental requirements. Capital expenditures over the next three years are expected to approximate $1.4 billion.

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

Lubrizol operates facilities in 28 countries (including production facilities in 17 countries and laboratories in 15 countries). On July 31, 2012, Lubrizol completed the acquisition of Lipotec, S.A., a developer and manufacturer of personal care ingredients.

Berkshire acquired an 80% interest in IMC International Metalworking Companies B.V. (“IMC B.V.”) in 2006. Through its subsidiaries, IMC B.V. is one of the world’s three largest multinational manufacturers of consumable precision carbide metal cutting tools for applications in a broad range of industrial end markets under the brand names ISCAR®, TaeguTec®, Ingersoll®, Tungaloy®, Unitac®, UOP It.te.di® and Outiltec®. IMC B.V.’s manufacturing facilities are located mainly in Israel, United States, Germany, Italy, France, Switzerland, South Korea, China, India, Japan and Brazil.

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

Forest River, Inc. (“Forest River”) is a manufacturer of recreational vehicles, utility, cargo and office trailers, buses and pontoon boats, headquartered in Elkhart, Indiana. Its products are sold in the United States and Canada through an independent dealer network. Forest River has manufacturing facilities in six states. The Scott Fetzer companies are a diversified group of 20 businesses that manufacture and distribute a wide variety of products for residential, industrial and institutional use. The two most significant of these businesses are Kirby home cleaning systems and Campbell Hausfeld products. Albecca Inc. (“Albecca”), headquartered in Norcross, Georgia, does business primarily under the Larson-Juhl® name. Albecca designs, manufactures and distributes a complete line of high quality, branded custom framing products, including wood and metal moulding, matboard, foamboard, glass, equipment and other framing supplies in the U.S., Canada and 15 countries outside of North America. CTB International Corp. (“CTB”), headquartered in Milford, Indiana, is a leading designer, manufacturer and marketer of systems used in the grain industry and in the production of poultry, hogs and eggs. During 2012, CTB completed the acquisition of Meyn Holding B.V., the parent company of Meyn Food Processing Technology B.V., based in the Netherlands. Meyn is a leading designer and manufacturer of poultry processing systems and equipment with customers in more than 90 countries worldwide and additional production facilities located in the U.S.A. and Poland. Richline Group, Inc. is a fine jewelry manufacturer and marketer. The major brands comprising Richline’s portfolio are Alarama, Andin, Aurafin, AuraGem, Bel-Oro, Finecraft, Michael Anthony, Sardelli and Tru-Kay. In addition, Richline manages and markets numerous private label programs with key retail partners.

Berkshire’s other manufacturers employ approximately 36,000 persons in the aggregate.

Other Service Businesses

FlightSafety International Inc. (“FSI”), headquartered at New York’s LaGuardia Airport, is an industry leader in professional aviation training services to individuals, businesses (including certain commercial aviation companies) and the U.S. Government. FSI primarily provides high technology training to pilots, aircraft maintenance technicians, flight attendants and dispatchers who operate and support a wide variety of business, commercial and military aircraft. FSI operates a large fleet of advanced full flight simulators at its Learning Centers and training locations in the United States, Brazil, Canada, China, France, Japan, South Africa, the Netherlands, and the United Kingdom.

FSI is also a leader in the design and manufacture of full flight simulators, visual systems, displays, and other advanced technology training devices. This equipment is used to support FSI training programs and is offered for sale to airlines and government and military organizations around the world. Manufacturing facilities are located in Oklahoma, Missouri and Texas. FSI strives to maintain and manufacture simulators and develop courseware using state of the art technology and invests in research and development as it builds new equipment and training programs.

NetJets Inc. (“NJ”) is the world’s leading provider of fractional ownership programs for general aviation aircraft. NJ’s executive offices and U.S. operations are located in Columbus, Ohio, with most of its logistical and flight operations based at Port Columbus International Airport. NJ’s European operations are based in Lisbon, Portugal. The fractional aircraft ownership concept permits customers to acquire a specific percentage of a certain aircraft type and allows them to utilize the aircraft for a specified number of flight hours per annum. In addition, NJ offers prepaid flight cards and provides aircraft management, ground support and flight operation services. NJ is subject to the rules and regulations of the Federal Aviation Administration, which address aircraft registration, maintenance requirements, pilot qualifications and airport operations, including flight planning and scheduling as well as security issues.

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

TTI, Inc. (“TTI”), headquartered in Fort Worth, Texas, was acquired by Berkshire in 2007. TTI is a global specialty distributor of passive, interconnect, electromechanical and discrete components used by customers in the manufacturing and assembling of electronic products. TTI’s customer base includes original equipment manufacturers, electronic manufacturing services, original design manufacturers, military and commercial customers, as well as design and system engineers. TTI services a variety of industries including telecommunications, medical devices, computers and office equipment, aerospace, automotive and consumer electronics. TTI’s business model is organized between its core business of supporting high volume production business and its catalog division which supports lower volume purchases with a broader customer base and higher margins. TTI operates sales offices and distribution centers from more than 100 locations throughout North America, Europe, Asia and Israel. In April 2012, TTI acquired Sager Electrical Supply Company, Inc. (“Sager”), a leading distributor of electronic components headquartered in Middleborough, Massachusetts. Sager’s business model and focus on electromechanical products allows TTI to further provide customers and suppliers a unique combination of operational excellence and innovative business solutions and to expand its customer base.

Business Wire provides electronic dissemination of full-text news releases to the media, online services and databases and the global investment community in 150 countries and in 45 languages. Roughly 90% of the company’s revenue comes from its core business of news distribution. The Buffalo News and BH Media Group, Inc. (“BHMG”) are publishers of 27 daily and 40 weekly newspapers in New York, Nebraska, Iowa, Texas, Virginia, Tennessee, North Carolina, South Carolina, Alabama and Florida. In June and July of 2012, BHMG acquired 42 daily and weekly newspapers from Media General, Inc. and two other daily newspapers in Texas.

International Dairy Queen services a worldwide system of over 6,200 stores operating under the names Dairy Queen®, Orange Julius® and Karmelkorn® that offer various dairy desserts, beverages, prepared foods, blended fruit drinks, popcorn and other snack foods. Precision Steel operates steel service centers in the Chicago and Charlotte metropolitan areas. The service centers buy stainless steel, low carbon sheet and strip steel, coated metals, spring steel, and other metals, cut these metals to order, and sell them to customers involved in a wide variety of industries.

Berkshire’s service businesses employ approximately 19,000 persons in the aggregate.

Retailing Businesses—Berkshire’s retailing businesses principally consist of several independently managed home furnishings and jewelry operations. These retailers employ approximately 15,000 persons. Information regarding each of these operations follows.

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

NFM operates its business from two very large retail complexes with almost one million square feet of retail space and sizable warehouse and administrative facilities in Omaha, Nebraska and Kansas City, Kansas. NFM is the largest furniture retailer in each of its markets. NFM also owns Homemakers Furniture located in Des Moines, Iowa, which has approximately 215,000 square feet of retail space. In late 2011, NFM announced that it plans to build a new retail store, warehouse and administrative facility in a suburb of Dallas, Texas. The store is expected to include approximately 1.8 million square feet of retail and warehouse space and anchor a multi-use retail and entertainment development site. The completion of the new facilities is scheduled for 2015.

R.C. Willey, based in Salt Lake City, Utah, is the dominant home furnishings retailer in the Intermountain West region of the United States. R.C. Willey operates 11 retail stores, two retail clearance facilities and three distribution centers. These facilities include approximately 1.7 million square feet of retail space with eight stores located in Utah, one store in Idaho, three stores in Nevada and one store in California. Star’s retail facilities include about 700,000 square feet of retail space in 11 locations in Texas with eight in Houston. Star maintains a dominant position in each of its markets. Jordan’s operates a furniture retail business from five locations with approximately 625,000 square feet of retail space in Massachusetts, New Hampshire and Rhode Island supported by an 800,000 square foot distribution center in Taunton, Massachusetts. Jordan’s is the largest furniture retailer, as measured by sales, in the Massachusetts and New Hampshire areas. Jordan’s is well known in its markets for its unique store arrangements and advertising campaigns.

Borsheim Jewelry Company, Inc. (“Borsheims”) operates from a single store located in Omaha, Nebraska. Borsheims is a high volume retailer of fine jewelry, watches, crystal, china, stemware, flatware, gifts and collectibles. Helzberg’s Diamond Shops, Inc. (“Helzberg”), based in North Kansas City, Missouri, operates a chain of 232 retail jewelry stores in 37 states, which includes approximately 550,000 square feet of retail space. Helzberg’s stores are located in malls, lifestyle centers, power strip centers and outlet malls, and all stores operate under the name Helzberg Diamonds® or Helzberg Diamonds Outlet®. The Ben Bridge Corporation (“Ben Bridge Jeweler”), based in Seattle, Washington, operates a chain of 77 upscale retail jewelry stores located in 11 states that are primarily in the Western United States. Ten of its locations are concept stores that sell only PANDORA jewelry. Principal products include finished jewelry and timepieces. Ben Bridge Jeweler stores are located primarily in major shopping malls. Berkshire’s retail jewelry operations are subject to seasonality with approximately 40% of annual revenues earned in the fourth quarter.

Also included in Berkshire’s group of retailing businesses is See’s Candies (“See’s”), which produces boxed chocolates and other confectionery products with an emphasis on quality and distinctiveness in two large kitchens in Los Angeles and San Francisco and one smaller facility in Burlingame, California. See’s operates over 200 retail and quantity discount stores located mainly in California and other Western states. See’s revenues are highly seasonal with approximately 45% of total annual revenues earned in the months of November and December. The Pampered Chef, LTD (“TPC”) is a premier direct seller of high quality kitchen tools with operations in the United States, Canada, United Kingdom, Germany and Mexico. Products are researched, designed and tested by TPC and manufactured by third-party suppliers. TPC offers a diverse product line of over 300 offerings including entertaining, cookware, cutlery, cookbooks, stoneware and pantry products. These products are mainly offered through independent consultants via home cooking show parties.

On November 27, 2012, Berkshire acquired OTC Worldwide Holdings, Inc., the parent company of Oriental Trading Company, Inc. (“OTC”), a leading direct retailer and online destination for value-priced party supplies, arts and crafts, toys and novelties, school supplies, home décor and giftware. OTC, based in Omaha, Nebraska, serves a broad base of customers nationwide including consumers, schools, churches, non-profit organizations and other businesses. OTC mails over 250 million catalogs annually and operates a number of websites.

Finance and Financial Products

Clayton Homes, Inc. (“Clayton”), which is headquartered near Knoxville, Tennessee, is a vertically integrated manufactured housing company. At December 31, 2012, Clayton operated 34 manufacturing plants in 12 states. Clayton’s homes are marketed in 48 states through a network of 1,441 retailers, including 323 company-owned home centers. Financing is offered through its finance subsidiaries to purchasers of Clayton’s manufactured homes as well as those purchasing homes from selected independent retailers.

Clayton competes at the manufacturing, retail and finance levels on the basis of price, service, delivery capabilities and product performance and considers the ability to make financing available to retail purchasers a major factor affecting the market acceptance of its product. Retail sales are facilitated by Clayton’s offering of various finance and insurance programs. Finance programs include home note and mortgage originations supporting company-owned home centers and select independent retailers. Proprietary loan underwriting guidelines have been developed and include gross income, debt to income limits and credit score requirements, which are considered in evaluating loan applicants. Approximately 60% of the originations are home-only loans and the remaining 40% have land as additional collateral. The average down payment is about 21%, which may be from cash or land equity. Each loan with land will have an independent appraisal in order to establish the value of the land. Originations are all at fixed rates and for fixed terms. Loans outstanding also include bulk purchases of contracts and mortgages from banks and other lenders. Clayton also provides inventory financing to certain independent retailers and services housing contracts and mortgages that were not purchased or originated. The bulk contract purchases and servicing arrangements may relate to the portfolios of other lenders or finance companies, governmental agencies, or other entities that purchase and hold housing contracts and mortgages. Clayton also acts as agent on physical damage insurance policies, home buyer protection plan policies and other programs.

XTRA Corporation (“XTRA”), headquartered in St. Louis, Missouri, is a leading transportation equipment lessor operating under the XTRA Lease® brand name. XTRA manages a diverse fleet of approximately 82,000 units located at 58 facilities throughout the United States and two facilities in Canada. The fleet includes over-the-road and storage trailers, chassis, temperature controlled vans and flatbed trailers. XTRA is one of the largest lessors (in terms of units available) of over-the-road trailers in North America. Transportation equipment customers lease equipment to cover cyclical, seasonal and geographic needs and as a substitute for purchasing. Therefore, as a provider of marginal capacity of transportation equipment, XTRA’s utilization rates (the number of units on lease to total units available) and operating results tend to be cyclical. In addition, transportation providers often use leasing to maximize their asset utilization and reduce capital expenditures. By maintaining a large fleet, XTRA is able to provide customers with a broad selection of equipment and quick response times.

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

When properly paid for the risk assumed, we have been and will continue to be willing to assume more risk from a single event than any other insurer has knowingly assumed. Accordingly, we could incur a significant loss from a single event. We may also write coverages for losses arising from acts of terrorism. We attempt to take into account all possible correlations and avoid writing groups of policies from which pre-tax losses might aggregate above $10 billion. Currently, we estimate that our aggregate exposure from a single risk under outstanding policies is significantly below $10 billion. However, it is possible that despite our efforts, losses may aggregate in ways that were not anticipated. Our tolerance for significant insurance losses will likely result in lower reported earnings (or net losses) in a future period.

The degree of estimation error inherent in the process of estimating property and casualty insurance loss reserves may result in significant underwriting losses.

The principal cost associated with the property and casualty insurance business is claims. In writing property and casualty insurance policies, we receive premiums today and promise to pay covered losses in the future. However, it will take decades before all claims that have occurred as of any given balance sheet date will be reported and settled. Although we believe that liabilities for unpaid losses are adequate, we will not know whether these liabilities or the premiums charged for the coverages provided were sufficient until well after the balance sheet date. Except for certain product lines, our objective is to generate underwriting profits over the long-term. Estimating insurance claim costs is inherently imprecise. Our estimated unpaid losses arising under contracts covering property and casualty insurance risks are large ($64 billion at December 31, 2012) so even small percentage increases to the aggregate liability estimate can result in materially lower future periodic reported earnings.

Investments are unusually concentrated and fair values are subject to loss in value.

We concentrate a high percentage of our investments in equity securities in a low number of companies and diversify our investment portfolios far less than is conventional in the insurance industry. A significant decline in the fair values of our larger investments may produce a material decline in our consolidated shareholders’ equity and our consolidated book value per share. Under certain circumstances, significant declines in the fair values of these investments may require the recognition of other-than-temporary impairment losses.

A large percentage of our investments are held in our insurance companies and a decrease in the fair values of our investments could produce a large decline in statutory surplus. Our large statutory surplus serves as a competitive advantage, and a material decline could have a material adverse affect our ability to write new insurance business thus affecting our future underwriting profitability.

Derivative contracts may require significant future cash settlement payments and result in significant losses.

We have assumed the risk of potentially significant losses under equity index put option and credit default contracts. Although we received considerable premiums as compensation for accepting these risks, there is no assurance that the premiums we received will exceed our aggregate loss or settlement payments. Our risks of losses under equity index put option contracts are based on declines in equity prices of stocks comprising certain major stock indexes. The contracts expire beginning in 2018 and we could be required to make payments when these contracts expire if equity index prices are significantly below the strike prices specified in the contracts. While the risks under the credit default contracts are limited to specified entities, amounts per entity and aggregate contract limits, the deterioration of the financial condition of the referenced entities, could result in significant losses. Although our loss and settlement payments from credit events have not been significant and our remaining exposures decreased significantly in 2012, the risks of additional loss or settlement payments and losses in our earnings from credit defaults continue into the future.

The equity index put option and credit default contracts are recorded at fair value in our Consolidated Balance Sheet and the periodic changes in fair values are reported in earnings. The valuations of these contracts and the impact on our earnings can be particularly significant reflecting the volatility of equity and credit markets. Adverse changes in equity and credit markets may result in material losses in periodic earnings.

We are dependent on a few key people for our major investment and capital allocation decisions.

Major investment decisions and all major capital allocation decisions are made by Warren E. Buffett, Chairman of the Board of Directors and CEO, age 82, in consultation with Charles T. Munger, Vice Chairman of the Board of Directors, age 89. If for any reason the services of our key personnel, particularly Mr. Buffett, were to become unavailable, there could be a material adverse effect on our operations. However, Berkshire’s Board of Directors has identified three current Berkshire subsidiary managers who, in their judgment, are capable of succeeding Mr. Buffett. Berkshire’s Board has agreed on a replacement for Mr. Buffett should a replacement be needed currently. The Board continually monitors this risk and could alter its current view regarding a replacement for Mr. Buffett in the future. We believe that the Board’s succession plan, together with the outstanding managers running our numerous and highly diversified operating units helps to mitigate this risk.

We need qualified personnel to manage and operate our various businesses.

In our decentralized business model, we need qualified and competent management to direct day-to-day business activities of our operating subsidiaries. Our operating subsidiaries also need qualified and competent personnel in executing their business plans and serving their customers, suppliers and other stakeholders. Changes in demographics, training requirements and the unavailability of qualified personnel could negatively impact our operating subsidiaries ability to meet demands of customers to supply goods and services. Recruiting and retaining qualified personnel is important to all of our operations. Although we have adequate personnel for the current business environment, unpredictable increases in demand for goods and services may exacerbate the risk of not having sufficient numbers of trained personnel, which could have a negative impact on our operating results, financial condition and liquidity.

The past growth rate in Berkshire’s book value per share is not an indication of future results.

In the years since our present management acquired control of Berkshire, our book value per share has grown at a highly satisfactory rate. Because of the large size of our capital base (shareholders’ equity of approximately $188 billion as of December 31, 2012), our book value per share will very likely not increase in the future at a rate even close to its past rate.

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

Railroad Business

Our railroad business conducted through BNSF is subject to a significant number of governmental laws and regulations with respect to rates and practices, railroad operations and a variety of health, safety, labor, environmental and other matters. Failure to comply with applicable laws and regulations could have a material adverse effect on BNSF’s business. Governments may change the legislative and/or regulatory framework within which BNSF operates without providing any recourse for any adverse effects that the change may have on the business. Federal legislation enacted in 2008 mandates the implementation of positive train control technology by December 31, 2015, on certain mainline track where intercity and commuter passenger railroads operate and where toxic-by-inhalation (“TIH”) hazardous materials are transported. This type of technology is new and deploying it across BNSF Railway’s system and other railroads may pose significant operating and implementation risks and requires significant capital expenditures.

BNSF derives a significant amount of revenue from the transportation of coal. To the extent that changes in government environmental policies limit or restrict the usage of coal as a source of fuel in generating electricity or alternate fuels, such as natural gas, displace coal on a competitive basis, BNSF’s revenues and earnings could be adversely affected. As a common carrier, BNSF is also required to transport TIH chemicals and other hazardous materials. An accidental release of hazardous materials could expose BNSF to significant claims, losses, penalties and environmental remediation obligations. Increased economic regulation of the rail industry could negatively impact BNSF’s ability to determine prices for rail services and to make capital improvements to its rail network, resulting in an adverse effect on our results of operations, financial condition or liquidity.

Utilities and Energy Businesses

Our utilities and energy businesses are highly regulated by numerous federal, state, local and foreign governmental authorities in the jurisdictions in which they operate. These laws and regulations are complex, dynamic and subject to new interpretations or change. Regulations affect almost every aspect of our utilities and energy businesses, have broad application and limit their management’s ability to independently make and implement decisions regarding numerous matters, including acquiring businesses; constructing, acquiring or disposing of operating assets; operating and maintaining generating facilities and transmission and distribution system assets; complying with pipeline safety and integrity and environmental requirements; setting rates charged to customers; establishing capital structures and issuing debt or equity securities; transacting between our domestic utilities and our other subsidiaries and affiliates; and paying dividends or similar distributions. Failure to comply with or reinterpretations of existing regulations and new legislation or regulations, such as those relating to air and water quality, renewable portfolio standards, cyber security, emissions performance standards, climate change, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters, or changes in the nature of the regulatory process may have a significant adverse impact on our financial results.

Our utilities and energy businesses require significant amounts of capital to construct, operate and maintain generation, transmission and distribution systems to meet their customers’ needs and reliability criteria. Additionally, such systems may need to be operational for very long periods of time in order to justify the financial investment. The risk of operational or financial failure of capital projects is not necessarily recoverable through rates that are charged to customers.

Competition and technology may erode our business franchises and result in lower earnings.

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

Deterioration of general economic conditions may significantly reduce our operating earnings and impair our ability to access capital markets at a reasonable cost.

Our operating businesses are subject to normal economic cycles affecting the economy in general or the industries in which they operate. To the extent that the recovery from the recent economic recession continues to be slow or the economy worsens for a prolonged period of time, one or more of our significant operations could be materially harmed. In addition, our utilities and energy businesses, our railroad business and our manufactured housing business regularly utilize debt as a component of their capital structures. These businesses depend on having access to borrowed funds through the capital markets at reasonable rates. To the extent that access to the capital markets is restricted or the cost of funding increases, these operations could be adversely affected.

Civil unrest and terrorism acts could hurt our operating businesses.

Historically, we derived a relatively small amount of our revenues and earnings from international markets. Globally, our businesses are conducted primarily in regions where relatively stable political conditions have prevailed. However, certain of our business operations are subject to relatively higher risks from unstable political conditions and civil unrest. Further, terrorism activities deriving from unstable conditions or acts intended to compromise the integrity or security of our computer networks and information systems, in general could produce significant losses to our worldwide operations. Our business operations could be adversely affected directly through the loss of human resources or destruction of production facilities and information systems.

Regulatory changes may adversely impact our future operating results.

In recent years, partially in response to the financial markets crises and the global economic recessions, and social and environmental issues, regulatory initiatives have accelerated in the United States and abroad. Such initiatives address for example, the regulation of banks and other major financial institutions, environmental and global-warming matters and health care reform. It is not yet clear whether or not these initiatives will result in significant changes to existing laws and regulations. Many of the regulations associated with enacted legislation have yet to be written or the costs of compliance associated with enacted legislation may not be fully known or understood. These initiatives and the related costs to comply with such initiatives could have a significant negative impact on our operating businesses, as well as on the businesses that we have a significant but not controlling economic interest. Accordingly, we cannot predict whether such initiatives will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Description of Properties

The physical properties used by the parent company and our significant business segments are summarized below:

Business	Country	Location	Type of Property/Facility	Number of Properties	Owned/ Leased
Berkshire (parent company)	U.S.	Omaha, NE	Corporate Offices	1	Leased

Insurance and Reinsurance:

GEICO	U.S.	Chevy Chase, MD and 6 other states	Offices	14	Owned
		Various locations	Offices	103	Leased

General Re	U.S.	Stamford, CT Stamford, CT and various locations	Offices Offices	1 27	Owned Leased

	Non-U.S.	Cologne, Germany	Offices	2	Owned
		Various locations in 23 countries	Offices	28	Leased

Berkshire Hathaway	U.S.	Stamford, CT and 11 other locations	Offices	12	Leased
Reinsurance Group	Non-U.S.	United Kingdom and various locations in 6 countries	Offices	12	Leased

Berkshire Hathaway Primary Group	U.S.	Omaha, NE, Fort Wayne, IN, Princeton, NJ and Wilkes-Barre, PA Various locations	Offices Offices	10 56	Owned Leased

Finance & Financial Products	U.S.	Various locations	Manufacturing plants Manufacturing plants Offices Offices Leasing/Showroom/Retail Leasing/Showroom/Retail Warehouses Warehouses Housing communities	33 1 3 10 218 254 12 41 28	Owned Leased Owned Leased Owned Leased Owned Leased Owned

	Non-U.S.	Canada and United Kingdom	Leasing/Showroom/Retail Warehouses	2 2	Leased Leased

Marmon	U.S.	Various locations	Manufacturing plants Manufacturing plants Offices Offices Warehouses Warehouses	82 27 5 19 30 29	Owned Leased Owned Leased Owned Leased

	Non-U.S.	Various locations in 21 countries	Manufacturing plants Manufacturing plants Offices Offices Warehouses Warehouses	40 20 3 22 15 14	Owned Leased Owned Leased Owned Leased

Business	Country	Location	Type of Property/Facility	Number of Properties	Owned/ Leased

McLane Company	U.S.	Various locations	Distribution centers/Offices Distribution centers/Offices	49 48	Owned Leased

	Non-U.S.	Brazil	Distribution centers/Offices Distribution centers/Offices	2 3	Owned Leased

Other businesses:

Manufacturing	U.S.	Various locations	Manufacturing plants Manufacturing plants Offices/Warehouses Offices/Warehouses Retail Retail/Showroom	295 55 177 253 28 129	Owned Leased Owned Leased Owned Leased

	Non-U.S.	Various locations in over 50 countries	Manufacturing plants Manufacturing plants Offices/Warehouses Offices/Warehouses Retail	175 96 59 354 30	Owned Leased Owned Leased Leased

Retailing	U.S.	Various locations	Offices/Warehouses/Plants Offices/Warehouses Retail Retail	24 16 37 531	Owned Leased Owned Leased

Service	U.S.	Various locations	Training facilities/Hangars Training facilities/Hangars Offices/Warehouses Offices/Warehouses Plants Plants Retail	19 110 47 135 22 6 7	Owned Leased Owned Leased Owned Leased Owned

	Non-U.S.	Various locations in 29 countries	Offices/Warehouses/Hangars/Training facilities Offices/Warehouses/Hangars/ Training facilities	19 117	Owned Leased

Railroad Business

Through BNSF Railway, BNSF operates a railroad network in North America with approximately 32,500 route miles of track (excluding multiple main tracks, yard tracks and sidings) in 28 states and two Canadian provinces. BNSF owns approximately 23,000 route miles, including easements, and operates on approximately 9,500 route miles of trackage rights that permit BNSF to operate its trains with its crews over other railroads’ tracks. The total BNSF Railway system, including single and multiple main tracks, yard tracks and sidings, consists of approximately 50,500 operated miles of track, all of which are owned by or held under easement by BNSF except for approximately 10,500 miles operated under trackage rights.

BNSF operates various facilities and equipment to support its transportation system, including its infrastructure and locomotives and freight cars. It also owns or leases other equipment to support rail operations, including containers, chassis and vehicles. Support facilities for rail operations include yards and terminals throughout its rail network, system locomotive shops to perform locomotive servicing and maintenance, a centralized network operations center for train dispatching and network operations monitoring and management in Fort Worth, Texas, regional dispatching centers, computers, telecommunications equipment, signal systems and other support systems. Transfer facilities are maintained for rail-to-rail as well as intermodal transfer of containers, trailers and other freight traffic. These facilities include approximately 30 intermodal hubs located across the system.

BNSF owns or holds under non-cancelable leases exceeding one year approximately 7,000 locomotives and 76,000 freight cars, in addition to maintenance of way and other equipment.

Utilities and Energy Businesses

MidAmerican’s energy properties consist of the physical assets necessary to support its electricity and natural gas businesses. Properties of MidAmerican’s electricity businesses include electric generation, transmission and distribution facilities, as well as coal mining assets that support certain of MidAmerican’s electric generating facilities. Properties of MidAmerican’s natural gas businesses include natural gas distribution facilities, interstate pipelines, storage facilities, compressor stations and meter stations. In addition to these physical assets, MidAmerican has rights-of-way, mineral rights and water rights that enable MidAmerican to utilize its facilities. Pursuant to separate financing agreements, a majority of these properties are pledged or encumbered to support or otherwise provide the security for related debt. MidAmerican or its affiliates own or have interests in the following types of electric generation facilities that are in operation as of December 31, 2012:

Energy Source	Entity	Location by Significance	Facility Net Capacity (MW) (1)	Net MW Owned (1)
Coal	PacifiCorp and MEC	Iowa, Wyoming, Utah, Arizona, Colorado and Montana	14,304	9,501
Natural gas and other	PacifiCorp, MEC and MidAmerican Renewables	Utah, Iowa, Illinois, Washington, Oregon, Texas, New York and Arizona	4,836	4,318
Wind	PacifiCorp, MEC and MidAmerican Renewables	Iowa, Wyoming, Washington, California, Oregon and Illinois	3,706	3,697
Hydroelectric	PacifiCorp, MEC and MidAmerican Renewables	Washington, Oregon, The Philippines, Idaho, California, Utah, Hawaii, Montana, Illinois and Wyoming	1,308	1,281
Nuclear	MEC	Illinois	1,808	452
Geothermal	PacifiCorp and MidAmerican Renewables	California and Utah	361	198
Solar	MidAmerican Renewables	Arizona	237	116

		Total	26,560	19,563

(1)

Facility Net Capacity (MW) represents (except for wind-powered generation facilities, which are nominal ratings) either: 1) PacifiCorp—the total capability of a generating unit as demonstrated by actual operating or test experience, less power generated and used for auxiliaries and other station uses, and is determined using average annual temperatures; 2) MEC—the total facility accredited net generating capacity based on MEC’s accreditation approved by the Midwest Independent Transmission System Operator, Inc.; or 3) MidAmerican Renewables—the contract capacity for most facilities. Net MW Owned indicates MidAmerican’s ownership of Facility Net Capacity (MW).

PacifiCorp and MEC own electric transmission and distribution systems, including approximately 20,000 miles of transmission lines and approximately 1,300 substations, gas distribution facilities, including approximately 22,500 miles of gas mains and service lines, and an estimated 107 million tons of recoverable coal reserves in mines owned or leased in Wyoming, Utah and Colorado.

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

Additionally, as of December 31, 2012, MidAmerican’s subsidiaries have electric generating facilities that are under construction in California, Utah and Arizona and had total Facility Net Capacity of 1,827 MW and Net MW Owned of 1,800 MW.

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

Executive Officers of the Registrant

Following is a list of the Registrant’s named executive officers:

Name	Age	Position with Registrant	Since
Warren E. Buffett	82	Chairman of the Board	1970
Marc D. Hamburg	63	Senior Vice President	1992
Charles T. Munger	89	Vice Chairman of the Board	1978

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

Market Information

Berkshire’s Class A and Class B common stock are listed for trading on the New York Stock Exchange, trading symbol: BRK.A and BRK.B. The following table sets forth the high and low sales prices per share, as reported on the New York Stock Exchange Composite List during the periods indicated:

	2012				2011
	Class A		Class B		Class A		Class B
	High	Low	High	Low	High	Low	High	Low
First Quarter	$123,578	$113,855	$82.47	$75.86	$131,463	$118,792	$87.65	$79.14
Second Quarter	124,950	117,551	83.33	78.21	126,100	109,925	84.09	73.23
Third Quarter	134,892	123,227	89.95	82.12	117,250	98,952	78.19	65.35
Fourth Quarter	136,345	125,950	90.93	83.85	120,755	104,701	80.58	69.07

Shareholders

Berkshire had approximately 3,200 record holders of its Class A common stock and 18,400 record holders of its Class B common stock at February 15, 2013. Record owners included nominees holding at least 465,000 shares of Class A common stock and 1,120,000,000 shares of Class B common stock on behalf of beneficial-but-not-of-record owners.

Dividends

Berkshire has not declared a cash dividend since 1967.

Common Stock Repurchase Program

In September 2011, Berkshire’s Board of Directors (“Berkshire’s Board”) approved a common stock repurchase program under which Berkshire may repurchase its Class A and Class B shares at prices no higher than a 10% premium over the book value of the shares. In December 2012, Berkshire’s Board amended the repurchase program by raising the price limit to no higher than a 20% premium over book value. There were no share repurchases in the first eleven months of 2012. The following table presents information with respect to Berkshire’s repurchases of Class A and Class B common stock from December 1, 2012 through December 31, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program

December 1, 2012 through December 31, 2012
Class A common stock	9,475	$131,065.62	9,475	*
Class B common stock	606,499	$88.76	606,499	*

*	Berkshire’s Board authorization does not specify a maximum number of shares to be purchased. However, repurchases will not be made if they would reduce Berkshire’s consolidated cash equivalent holdings below $20 billion. The repurchase program is expected to continue indefinitely and the amount of purchases will depend entirely upon the level of cash available, the attractiveness of investment and business opportunities either at hand or on the horizon, and the degree of discount from management’s estimate of intrinsic value. The repurchase program does not obligate Berkshire to repurchase any dollar amount or number of Class A or Class B shares.

Item 6.	Selected Financial Data

Selected Financial Data for the Past Five Years

(dollars in millions except per-share data)

	2012	2011	2010	2009	2008
Revenues:
Insurance premiums earned	$34,545	$32,075	$30,749	$27,884	$25,525
Sales and service revenues	83,268	72,803	67,225	62,555	65,854
Revenues of railroad, utilities and energy businesses (1)	32,582	30,839	26,364	11,443	13,971
Interest, dividend and other investment income	4,534	4,792	5,215	5,531	5,140
Interest and other revenues of finance and financial products businesses	4,109	4,009	4,286	4,293	4,757
Investment and derivative gains/losses (2)	3,425	(830)	2,346	787	(7,461)

Total revenues	$162,463	$143,688	$136,185	$112,493	$107,786

Earnings:
Net earnings attributable to Berkshire Hathaway (2)	$14,824	$10,254	$12,967	$8,055	$4,994

Net earnings per share attributable to Berkshire Hathaway shareholders (3)	$8,977	$6,215	$7,928	$5,193	$3,224

Year-end data:
Total assets	$427,452	$392,647	$372,229	$297,119	$267,399
Notes payable and other borrowings:
Insurance and other businesses	13,535	13,768	12,471	4,561	5,149
Railroad, utilities and energy businesses (1)	36,156	32,580	31,626	19,579	19,145
Finance and financial products businesses	13,045	14,036	14,477	13,769	12,588
Berkshire Hathaway shareholders’ equity	187,647	164,850	157,318	131,102	109,267
Class A equivalent common shares outstanding, in thousands	1,643	1,651	1,648	1,552	1,549
Berkshire Hathaway shareholders’ equity per outstanding Class A equivalent common share	$114,214	$99,860	$95,453	$84,487	$70,530

(1)

On February 12, 2010, BNSF became a wholly-owned subsidiary of Berkshire and BNSF’s accounts are consolidated in Berkshire’s financial statements beginning on that date. From December 31, 2008 to February 12, 2010, Berkshire’s investment in BNSF common stock was accounted for pursuant to the equity method.

(2)

Investment gains/losses include realized gains and losses and non-cash other-than-temporary impairment losses. Derivative gains/losses include significant amounts related to non-cash changes in the fair value of long-term contracts arising from short-term changes in equity prices, interest rates and foreign currency rates, among other factors. After-tax investment and derivative gains/losses were $2.2 billion in 2012, $(521) million in 2011, $1.87 billion in 2010, $486 million in 2009 and $(4.65) billion in 2008.

(3)	Represents net earnings per equivalent Class A common share. Net earnings per Class B common share is equal to 1/1,500 of such amount.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings attributable to Berkshire Hathaway shareholders for each of the past three years are disaggregated in the table that follows. Amounts are after deducting income taxes and exclude earnings attributable to noncontrolling interests. Amounts are in millions.

	2012	2011	2010
Insurance – underwriting	$1,046	$154	$1,301
Insurance – investment income	3,397	3,555	3,860
Railroad	3,372	2,972	2,235	(1)
Utilities and energy	1,323	1,204	1,131
Manufacturing, service and retailing	3,699	3,039 (2)	2,462
Finance and financial products	557	516	441
Other	(797)	(665)	(337)
Investment and derivative gains/losses	2,227	(521)	1,874

Net earnings attributable to Berkshire Hathaway shareholders	$14,824	$10,254	$12,967

(1)	Includes earnings of BNSF from February 12.

(2)	Includes earnings of Lubrizol from September 16.

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

Insurance underwriting results in 2012 included after-tax losses of approximately $725 million from Hurricane Sandy. In 2011 and 2010, underwriting results included after-tax losses of approximately $1.7 billion and $600 million, respectively, from catastrophe events occurring in those years. Our railroad and utilities and energy businesses continued to generate significant earnings in 2012. Earnings from our manufacturing, service and retailing businesses in 2012 increased significantly over 2011 due primarily to the acquisition of The Lubrizol Corporation (“Lubrizol”), which was completed on September 16, 2011. Excluding the impact of Lubrizol, earnings from our manufacturing, service and retailing businesses were mixed, reflecting significant improvements in our carpet business, modest improvements in our other building products businesses in the U.S., and earnings declines in several foreign markets of our manufacturing and service operations.

In 2012, after-tax investment and derivative gains were approximately $2.2 billion, which included reductions in estimated liabilities under equity index put option contracts, settlements and expirations of credit default contracts and net gains from investment disposals. In 2011, after-tax investment and derivative losses were $521 million, reflecting after-tax losses of $1.2 billion related to increases in liabilities under our equity index put option contracts and other-than-temporary impairment (“OTTI”) losses of $590 million related to certain equity and fixed maturity securities, partially offset by after-tax investment gains of $1.2 billion from the redemptions of our Goldman Sachs and General Electric Preferred Stock investments. In 2010, after-tax investment and derivative gains were $1,874 million, and included a one-time holding gain of $979 million related to our acquisition of BNSF, net gains from the dispositions of investments and net gains from derivative contracts, partially offset by OTTI losses recorded with respect to certain fixed maturity and equity securities. We believe that investment gains/losses are often meaningless in terms of understanding our reported results or evaluating our economic performance. The timing and magnitude of investment and derivative gains and losses has caused and will likely continue to cause significant volatility in our periodic earnings.

Management’s Discussion (Continued)

Insurance—Underwriting

We engage in both primary insurance and reinsurance of property/casualty, life and health risks. In primary insurance activities, we assume defined portions of the risks of loss from persons or organizations that are directly subject to the risks. In reinsurance activities, we assume defined portions of similar or dissimilar risks that other insurers or reinsurers have subjected themselves to in their own insuring activities. Our insurance and reinsurance businesses are: (1) GEICO, (2) General Re, (3) Berkshire Hathaway Reinsurance Group (“BHRG”) and (4) Berkshire Hathaway Primary Group.

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

The timing and amount of catastrophe losses can produce significant volatility in our periodic underwriting results. In 2012, we recorded aggregate pre-tax losses of approximately $1.1 billion attributable to Hurricane Sandy. In 2011, we recorded pre-tax losses of approximately $2.6 billion, arising primarily from the earthquakes in Japan and New Zealand in the first quarter, as well as weather related events in the Pacific Rim and the U.S.

Our periodic underwriting results are regularly affected by changes in estimates for unpaid losses and loss adjustment expenses, including amounts established for occurrences in prior years. In 2011, we reduced estimated liabilities related to certain retroactive reinsurance contracts which resulted in an increase in pre-tax underwriting earnings of approximately $875 million. These reductions were primarily due to lower than expected loss experience of one ceding company. Actual claim settlements and revised loss estimates will develop over time, which will likely differ from the liability estimates recorded as of year-end (approximately $64 billion). Accordingly, the unpaid loss estimates recorded as of December 31, 2012 may develop upward or downward in future periods with a corresponding decrease or increase, respectively, to pre-tax earnings.

Our periodic underwriting results may also include significant foreign currency transaction gains and losses arising from the changes in the valuation of certain non-U.S. Dollar denominated reinsurance liabilities of our U.S. based subsidiaries as a result of foreign currency exchange rate fluctuations. In recent years, currency exchange rates have been volatile and the resulting impact on our underwriting earnings has been significant.

A key marketing strategy followed by all of our insurance businesses is the maintenance of extraordinary capital strength. Statutory surplus of our insurance businesses was approximately $106 billion at December 31, 2012. This superior capital strength creates opportunities, especially with respect to reinsurance activities, to negotiate and enter into insurance and reinsurance contracts specially designed to meet the unique needs of insurance and reinsurance buyers.

Underwriting results from our insurance businesses are summarized below. Amounts are in millions.

	2012	2011	2010
Underwriting gain (loss) attributable to:
GEICO	$680	$576	$1,117
General Re	355	144	452
Berkshire Hathaway Reinsurance Group	304	(714)	176
Berkshire Hathaway Primary Group	286	242	268

Pre-tax underwriting gain	1,625	248	2,013
Income taxes and noncontrolling interests	579	94	712

Net underwriting gain	$1,046	$154	$1,301

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

	2012		2011		2010
	Amount	%	Amount	%	Amount	%
Premiums written	$17,129		$15,664		$14,494

Premiums earned	$16,740	100.0	$15,363	100.0	$14,283	100.0

Losses and loss adjustment expenses	12,700	75.9	12,013	78.2	10,631	74.4
Underwriting expenses	3,360	20.0	2,774	18.1	2,535	17.8

Total losses and expenses	16,060	95.9	14,787	96.3	13,166	92.2

Pre-tax underwriting gain	$680		$576		$1,117

Premiums earned in 2012 were approximately $16.7 billion, an increase of $1,377 million (9.0%) over 2011. The growth in premiums earned for voluntary auto was 9.0% as a result of a 6.5% increase in policies-in-force and an increase in average premium per policy over the past twelve months. Voluntary auto new business sales in 2012 increased slightly compared with 2011. Voluntary auto policies-in-force at December 31, 2012 were approximately 704,000 greater than at December 31, 2011.

Losses and loss adjustment expenses incurred in 2012 were $12.7 billion, an increase of $687 million (5.7%) over 2011. Our loss ratio (the ratio of losses and loss adjustment expenses incurred to premiums earned) was 75.9% in 2012 and 78.2% in 2011. We incurred losses (net of estimated salvage) of $490 million from Hurricane Sandy in the fourth quarter of 2012. For the year, catastrophe losses were $638 million (3.8 loss ratio points) in 2012 compared to $252 million (1.6 loss ratio points) in 2011. Our loss ratio declined in 2012 as compared to 2011. Claims frequencies for property damage and collision coverages were down about one percent, comprehensive coverage frequencies were down about ten percent, excluding Hurricane Sandy, and frequencies for bodily injury coverages were relatively unchanged. In 2012, frequencies were lower in the second half of the year than they were in the first half. Physical damage severities increased in the two to four percent range and bodily injury severities increased in the one to three percent range from 2011.

Underwriting expenses incurred in 2012 increased $586 million (21.1%) compared with 2011. The increase was primarily the result of a change in U.S. GAAP concerning deferred policy acquisition costs (“DPAC”). DPAC represents the underwriting costs that are eligible to be capitalized and expensed as premiums are earned over the policy period. Upon adoption of the new accounting standard as of January 1, 2012, GEICO ceased deferring a large portion of its advertising costs. The new accounting standard was adopted on a prospective basis and as a result, DPAC recorded as of December 31, 2011 was amortized to expense over the remainder of the related policy periods in 2012. Policy acquisition costs related to policies written and renewed after December 31, 2011 are being deferred at lower levels than in the past. The new accounting standard for DPAC does not impact the cash basis periodic underwriting costs or our assessment of GEICO’s underwriting performance. However, the new accounting standard accelerates the timing of when certain underwriting costs are recognized in earnings. We estimate that GEICO’s underwriting expenses in 2012 would have been about $410 million less had we computed DPAC under the prior accounting standard and that, as a result, GEICO’s expense ratio (the ratio of underwriting expenses to premiums earned) in 2012 would have been less than in 2011.

Premiums earned in 2011 increased $1,080 million (7.6%) over 2010. Voluntary auto policies-in-force increased approximately 7.0% as compared to 2010. The increase in policies-in-force in 2011 reflected an increase of 9.4% in voluntary auto new business sales. Voluntary auto policies-in-force at December 31, 2011 were approximately 709,000 greater than at December 31, 2010.

Losses and loss adjustment expenses incurred in 2011 increased $1,382 million (13.0%) as compared to 2010, increasing at a greater rate than premiums earned. As a result, the loss ratio increased from 74.4% in 2010 to 78.2% in 2011. The increase in the loss ratio in 2011 was primarily due to higher average injury and physical damage severities estimates and increased

Management’s Discussion (Continued)

Insurance—Underwriting (Continued)

GEICO (Continued)

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

	Premiums written			Premiums earned			Pre-tax underwriting gain
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Property/casualty	$2,982	$2,910	$2,923	$2,904	$2,941	$2,979	$399	$7	$289
Life/health	3,002	2,909	2,709	2,966	2,875	2,714	(44)	137	163

	$5,984	$5,819	$5,632	$5,870	$5,816	$5,693	$355	$144	$452

Property/casualty

Property/casualty premiums written in 2012 increased $72 million (2.5%), while premiums earned declined $37 million (1.3%) from 2011. Excluding the effects of foreign currency exchange rate changes, premiums written increased $158 million (5.4%) compared to 2011, which reflected increased volume in most of our major markets around the globe. Before the effects of currency exchange, premiums earned in 2012 increased $61 million (2.1%) over 2011, which was primarily attributable to an increase in European property treaty business. Price competition in most property and casualty lines persists and the volume of business written in recent years has been less than our capacity. Our underwriters continue to exercise discipline by not accepting offers to write business where prices are deemed inadequate. We remain prepared to increase premium volumes should market conditions improve.

Property/casualty operations produced net underwriting gains of $399 million in 2012 which consisted of $352 million of gains from our property business and $47 million of gains from casualty/workers’ compensation business. Our property results included $266 million of catastrophe losses primarily attributable to Hurricane Sandy, the earthquake in Northern Italy and various tornadoes in the Midwest. The timing and magnitude of catastrophe and large individual losses has produced and is expected to continue to produce significant volatility in periodic underwriting results. The underwriting gains from casualty/workers’ compensation business included favorable run-off of prior years’ business, offset in part by $105 million of recurring accretion of discounted workers’ compensation liabilities and deferred charge amortization on retroactive reinsurance contracts written many years ago.

Premiums written in 2011 were relatively unchanged from 2010, while premiums earned in 2011 declined $38 million (1.3%) from 2010. Excluding the effects of foreign currency exchange rate changes, premiums written and earned in 2011 declined $94 million (3.2%) and $132 million (4.4%), respectively, compared with 2010. The declines reflected lower premium volume in North American property treaty business, substantially offset by higher premiums in European property lines and broker market motor liability business.

Underwriting gains were $7 million in 2011 and consisted of a net underwriting gain of $127 million from casualty/workers’ compensation business substantially offset by a net underwriting loss of $120 million from property business. Our property results included $861 million of catastrophe losses. The catastrophe losses were primarily attributable to the earthquakes in New Zealand and Japan, as well as to weather related loss events in the United States, Europe and Australia. The underwriting gain of $127 million from casualty/workers’ compensation business reflected overall reductions in prior years’ loss reserve estimates, due generally to lower than expected claim reports from cedants, which was partially offset by $111 million of accretion of discounted workers’ compensation liabilities and deferred charge amortization.

Management’s Discussion (Continued)

Insurance—Underwriting (Continued)

Property/casualty (Continued)

Underwriting gains were $289 million in 2010 and consisted of gains of $236 million from property business and $53 million from casualty/workers’ compensation business. The property results included $339 million of catastrophe losses incurred primarily from the Chilean and New Zealand earthquakes and weather related losses in Europe, Australia and New England, offset by reductions in liability estimates for prior years’ losses. The underwriting gains of $53 million from casualty/workers’ compensation business reflected overall reductions in estimated prior years’ loss reserves, offset in part by $125 million of accretion of discounted workers’ compensation liabilities and amortization of deferred charges.

Life/health

In 2012, written premiums increased $93 million (3.2%) and earned premiums increased $91 million (3.2%) from 2011. Excluding the effects of foreign currency exchange rate changes, premiums written and earned increased $239 million (8.2%) and $236 million (8.2%), respectively, compared to 2011. The increases in premiums written and earned can be primarily attributed to increased writings in non-U.S. life business. Life/health operations produced a net underwriting loss of $44 million in 2012. The underwriting results were negatively impacted by a premium deficiency reserve we established on our U.S. long-term care book of business which has been in run-off for almost a decade. In addition, underwriting results were negatively impacted in 2012 by greater than expected claims frequency and duration in the individual and group disability business in Australia.

Premiums earned in 2011 were $2,875 million, an increase of 5.9% over 2010. Adjusting for the effects of foreign currency exchange rate changes, premiums earned increased 2.2% over 2010. The increase in premiums earned was primarily due to higher volumes of international life business, which represented about 60% of aggregate life/health premiums earned. The life/health operations produced net underwriting gains of $137 million in 2011 and $163 million in 2010. Underwriting results for 2011 included losses of $15 million attributable to the earthquake in Japan. Underwriting results in 2011 and 2010 were impacted by generally lower than expected mortality in the life business.

Berkshire Hathaway Reinsurance Group

Through BHRG, we underwrite excess-of-loss reinsurance and quota-share coverages on property and casualty risks for insurers and reinsurers worldwide. BHRG’s business includes catastrophe excess-of-loss reinsurance and excess primary insurance and facultative reinsurance for large or otherwise unusual property risks referred to as individual risk. BHRG also writes retroactive reinsurance, which provides indemnification of losses and loss adjustment expenses with respect to past loss events. Other multi-line property/casualty refers to various coverages written on both a quota-share and excess basis and includes a 20% quota-share contract with Swiss Reinsurance Company Ltd. (“Swiss Re”) covering substantially all of Swiss Re’s property/casualty risks incepting between January 1, 2008 and December 31, 2012. The Swiss Re quota-share contract was not renewed in 2013. BHRG’s underwriting activities also include life reinsurance and annuity businesses. BHRG’s underwriting results are summarized in the table below. Amounts are in millions.

	Premiums earned			Pre-tax underwriting gain/loss
	2012	2011	2010	2012	2011	2010
Catastrophe and individual risk	$816	$751	$623	$400	$(321)	$260
Retroactive reinsurance	717	2,011	2,621	(201)	645	(90)
Other multi-line property/casualty	5,306	4,224	3,459	295	(338)	203
Life and annuity	2,833	2,161	2,373	(190)	(700)	(197)

	$9,672	$9,147	$9,076	$304	$(714)	$176

Catastrophe and individual risk contracts may provide exceptionally large limits of indemnification and cover catastrophe risks (such as hurricanes, earthquakes or other natural disasters) or other property and liability risks. The timing and magnitude of losses produces extraordinary volatility in periodic underwriting results of this business.

Catastrophe and individual risk premiums written approximated $785 million in 2012, $720 million in 2011 and $584 million in 2010. The level of business written in a given period will vary significantly due to changes in market conditions and management’s assessment of the adequacy of premium rates. We have constrained the volume of business written in recent years as premium rates have not been attractive enough to warrant significantly increasing volume. However, we have the

Management’s Discussion (Continued)

Insurance—Underwriting (Continued)

Berkshire Hathaway Reinsurance Group (Continued)

capacity and desire to write substantially more business when appropriate pricing can be obtained. Premiums earned in 2012 from catastrophe and individual risk contracts exceeded 2011 by $65 million (9%), which increased 21% compared with 2010.

In 2012, catastrophe and individual risk underwriting results reflected estimated losses of $96 million in connection with Hurricane Sandy. In 2011, we incurred estimated losses of approximately $800 million attributable to the earthquakes in Japan and New Zealand, while in 2010 we incurred estimated losses of $322 million arising from several loss events. Changes in estimated losses attributable to prior years’ events were relatively insignificant in 2012 and 2011. In 2010, underwriting results were favorably impacted from the reductions of estimated unpaid losses for prior years’ loss events due to lower than expected reported claims.

Retroactive reinsurance policies provide indemnification of unpaid losses and loss adjustment expenses with respect to past loss events, and related claims are generally expected to be paid over long periods of time. Premiums and limits of indemnification are often very large in amount. Coverages are generally subject to policy limits. Premiums earned in 2012 derived from several relatively small contracts. Premiums earned under retroactive reinsurance contracts in 2011 included approximately $1.7 billion from a reinsurance contract with Eaglestone Reinsurance Company, a subsidiary of American International Group, Inc. (“AIG”). Under the contract, we agreed to reinsure the bulk of AIG’s U.S. asbestos liabilities. The agreement provides for a maximum limit of indemnification of $3.5 billion. Premiums earned in 2010 included approximately $2.25 billion from a contract with Continental Casualty Company, a subsidiary of CNA Financial Corporation, and several of its other insurance subsidiaries (collectively the “CNA Companies”). Under the terms of the reinsurance agreement, BHRG assumed certain asbestos and environmental pollution liabilities of the CNA Companies subject to an aggregate limit of indemnification of $4 billion.

Underwriting results attributable to retroactive reinsurance include the recurring periodic amortization of deferred charges that are established with respect to these contracts. At the inception of a contract, deferred charge assets are recorded as the excess, if any, of the estimated ultimate losses payable over the premiums earned. Deferred charge balances are subsequently amortized over the estimated claims payment period using the interest method, which reflects estimates of the timing and amount of loss payments. Deferred charge balances are also adjusted to reflect changes in the timing and amount of actual and re-estimated future loss payments. The recurring periodic amortization of deferred charges and deferred charge adjustments resulting from changes to the estimated timing and amount of loss payments are included in earnings as a component of losses and loss adjustment expenses. At December 31, 2012 and 2011, unamortized deferred charges for all of BHRG’s retroactive reinsurance contracts were approximately $3.9 billion and $4.0 billion, respectively.

In 2012, the underwriting loss from retroactive reinsurance contracts was $201 million, which was primarily attributable to deferred charge amortization. In 2012, changes in estimated ultimate unpaid losses with respect to prior years’ contracts were not significant. In 2011, the net underwriting gain from retroactive reinsurance contracts was $645 million. The net gain reflected the favorable impact of a reduction of approximately $865 million in the estimated liability originally established under an adverse loss development contract with Swiss Re, which was attributable to better than expected loss experience. In 2010, underwriting results benefitted from reductions in liabilities for prior years’ contracts and slower than expected loss payments. Gross unpaid losses from retroactive reinsurance contracts were approximately $18.0 billion at December 31, 2012, $18.8 billion at December 31, 2011 and $18.7 billion as of December 31, 2010.

Premiums earned from other multi-line property and casualty business included $3.4 billion in 2012, $2.9 billion in 2011 and $2.4 billion in 2010 from the Swiss Re 20% quota-share contract. As previously noted, the Swiss Re quota-share contract expired on December 31, 2012. Unearned premiums as of December 31, 2012 ($1.4 billion) will be earned as the contract runs off, with a majority of that amount to be earned in 2013. Accordingly, multi-line premium volume is expected to decline significantly in 2013. Underwriting results of our other multi-line property/casualty business can be significantly impacted by the timing and magnitude of catastrophe losses. In 2012, we incurred estimated losses of $268 million from Hurricane Sandy. In 2011 and 2010, other multi-line property and casualty business included estimated catastrophe losses of approximately $933 million and $308 million, respectively. In 2011, the losses were primarily from the earthquakes in Japan and New Zealand and from floods in Thailand, while the losses in 2010 related to the Chilean and New Zealand earthquakes, the Gulf of Mexico BP Deepwater Horizon oil rig explosion and Australian floods. The catastrophe losses in all three years arose primarily under the Swiss Re quota-share contract.

Management’s Discussion (Continued)

Insurance—Underwriting (Continued)

Berkshire Hathaway Reinsurance Group (Continued)

Multi-line property/casualty underwriting results regularly include foreign currency transaction gains or losses associated with the changes in the valuation of certain reinsurance liabilities of U.S. based subsidiaries (including liabilities arising under retroactive reinsurance contracts) denominated in foreign currencies as a result of foreign currency exchange rate fluctuations. Underwriting results included foreign currency transaction losses of $123 million in 2012, gains of $140 million in 2011 and losses of $168 million in 2010.

Life and annuity premiums earned in 2012 increased $672 million (31%) over 2011, which was attributable to new annuity contracts. Premiums earned in 2011 and 2010 primarily derived from a life reinsurance contract entered into in January 2010 with Swiss Re Life & Health America Inc. (“SRLHA”) and a life reinsurance business acquired as of December 31, 2010 from Sun Life Assurance Company of Canada.

In 2012, the life reinsurance business produced underwriting losses of $12 million versus $582 million in 2011 and $83 million in 2010. In 2011, we recorded a pre-tax underwriting loss of $642 million with respect to the SRLHA contract. Mortality rates under that contract have persistently exceeded the assumptions we made at the inception of the contract. During the fourth quarter of 2011, after considerable internal actuarial analysis, our management concluded that future mortality rates are expected to be greater than our original assumptions. As a result, we increased our estimated liabilities for future policyholder benefits to reflect the new assumptions. The liabilities established in connection with the SRLHA contract reflect our best estimates for expected mortality, lapse rates, future premiums on the underlying policies and discount rates. We do not currently believe significant additional net underwriting losses under this contract are likely.

The annuity business generated underwriting losses of $178 million in 2012, $118 million in 2011 and $114 million in 2010. Annuity underwriting losses reflect the periodic discount accretion of the discounted liabilities established for such contracts as well as adjustments for mortality experience. At December 31, 2012, annuity liabilities were approximately $3.8 billion, an increase of approximately $1.7 billion since December 31, 2011, reflecting the aforementioned increase in new business in 2012.

Berkshire Hathaway Primary Group

Our primary insurance group consists of a wide variety of independently managed insurance businesses that principally write liability coverages for commercial accounts. These businesses include: Medical Protective Company (“MedPro”) and Princeton Insurance Company (acquired effective December 31, 2011), providers of healthcare malpractice insurance to physicians, dentists and other healthcare providers and healthcare facilities; National Indemnity Company’s primary group, writers of commercial motor vehicle and general liability coverages; U.S. Investment Corporation, whose subsidiaries underwrite specialty insurance coverages; a group of companies referred to internally as “Berkshire Hathaway Homestate Companies,” providers of commercial multi-line insurance, including workers’ compensation; Central States Indemnity Company, a provider of credit and disability insurance to individuals nationwide through financial institutions; Applied Underwriters, a provider of integrated workers’ compensation solutions; and BoatU.S., a writer of insurance for owners of boats and small watercraft. In the fourth quarter of 2012, we acquired Clal U.S. Holdings, which owns GUARD Insurance Group (“GUARD”), a provider of commercial property and casualty insurance coverage to small and mid-sized businesses.

Premiums earned in 2012 by our various primary insurers were $2,263 million, an increase of $514 million (29%), over 2011. The increase was primarily due to increased volume of workers’ compensation insurance from the Berkshire Hathaway Homestate Companies and premiums from Princeton Insurance Company and GUARD. Premium volume of certain of our other primary insurers continues to be constrained by market conditions. We have the capacity and desire to write substantially more volume when market conditions improve. In 2012, our primary insurers produced underwriting gains of $286 million, an increase of $44 million (18%) over 2011. Underwriting gains as percentages of premiums earned were approximately 13% in 2012 and 14% in 2011.

Earned premiums by our primary insurance businesses in 2011 were approximately $1.7 billion, which was relatively unchanged from 2010. The underwriting gain in 2011 reflects favorable loss experience at MedPro and Applied Underwriters, including overall reductions of estimated liabilities for prior years’ losses, partially offset by increased underwriting losses of the Berkshire Hathaway Homestate Companies.

Management’s Discussion (Continued)

Insurance—Investment Income

A summary of net investment income of our insurance operations follows. Amounts are in millions.

	2012	2011	2010
Investment income before taxes and noncontrolling interests (1)	$4,454	$4,725	$5,195
Income taxes and noncontrolling interests	1,057	1,170	1,335

Net investment income	$3,397	$3,555	$3,860

(1)	Includes equity method earnings of $50 million in 2010 related to BNSF.

Investment income consists of interest and dividends earned on cash and investments of our insurance businesses. Pre-tax investment income in 2012 declined $271 million (6%) compared to 2011. The decline reflected the redemptions in 2011 of our investments in Goldman Sachs 10% Preferred Stock (insurance subsidiaries held 87% of the $5 billion aggregate investment) and in General Electric 10% Preferred Stock ($3 billion aggregate investment). Dividends earned by our insurance subsidiaries from these investments were $420 million in 2011. Investment income in 2012 reflected increased dividends earned from our investment in Bank of America 6% Preferred Stock (insurance subsidiaries hold 80% of the $5 billion aggregate investment), which was acquired in September of 2011, and increased dividend rates with respect to several of our common stock holdings. We continue to hold significant cash and cash equivalent balances currently earning near zero yields. However, our management believes that maintaining ample liquidity is paramount and strongly insists on safety over yield with respect to cash and cash equivalents.

Pre-tax investment income in 2011 declined $470 million (9%) compared to 2010. Investment income in 2011 was negatively impacted by redemptions at the end of 2010 and in 2011 of certain investments we made in 2008 and 2009, including the aforementioned investments in Goldman Sachs and General Electric Preferred Stock, as well as the Swiss Re 12% capital instrument (CHF 3 billion). Our insurance subsidiaries earned dividends from these three investments of $420 million in 2011 compared with approximately $1.0 billion in 2010. In 2011, investment income was favorably impacted by increased dividend rates with respect to several of our common stock holdings.

Invested assets derive from shareholder capital and reinvested earnings as well as net liabilities under insurance contracts or “float.” The major components of float are unpaid losses, life, annuity and health benefit liabilities, unearned premiums and other liabilities to policyholders less premium and reinsurance receivables, deferred charges assumed under retroactive reinsurance contracts and deferred policy acquisition costs. Float approximated $73 billion at December 31, 2012, $70 billion at December 31, 2011 and $66 billion at December 31, 2010. The cost of float, as represented by the ratio of underwriting gain or loss to average float, was negative for the last three years, as our insurance business generated underwriting gains in each year.

A summary of cash and investments held in our insurance businesses as of December 31, 2012 and 2011 follows. Other investments include investments in Wrigley, Goldman Sachs, General Electric, Dow Chemical and Bank of America (See Note 5 to the Consolidated Financial Statements). Amounts are in millions.

	December 31,
	2012	2011
Cash and cash equivalents	$26,458	$21,571
Equity securities	86,080	75,759
Fixed maturity securities	29,984	29,899
Other	16,057	13,111

	$158,579	$140,340

Management’s Discussion (Continued)

Insurance—Investment Income (Continued)

Fixed maturity investments as of December 31, 2012 were as follows. Amounts are in millions.

	Amortized cost	Unrealized gains/losses	Fair value
U.S. Treasury, U.S. government corporations and agencies	$2,742	$33	$2,775
States, municipalities and political subdivisions	2,735	178	2,913
Foreign governments	9,634	258	9,892
Corporate bonds, investment grade	5,849	810	6,659
Corporate bonds, non-investment grade	4,083	1,415	5,498
Mortgage-backed securities	1,981	266	2,247

	$27,024	$2,960	$29,984

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

Railroad (“Burlington Northern Santa Fe”)

We acquired control of Burlington Northern Santa Fe Corporation (“BNSF”) in February 2010, and its results are included in our consolidated results thereafter. BNSF operates one of the largest railroad systems in North America with approximately 32,500 route miles of track in 28 states and two Canadian provinces. BNSF’s major business groups are classified by product shipped and include consumer products, coal, industrial products and agricultural products. Earnings of BNSF since we acquired control are summarized below, and earnings for the year ending December 31, 2010 is provided for comparison (in millions).

	2012	2011	Feb. 13, 2010 – Dec. 31, 2010	2010
Revenues	$20,835	$19,548	$15,059	$16,850

Operating expenses:
Compensation and benefits	4,505	4,315	3,562	4,004
Fuel	4,459	4,267	2,687	3,016
Purchased services	2,374	2,218	1,890	2,169
Depreciation and amortization	1,889	1,807	1,532	1,724
Equipment rents	810	779	670	767
Materials and other	798	861	672	675

Total operating expenses	14,835	14,247	11,013	12,355
Interest expense	623	560	435	507

	15,458	14,807	11,448	12,862

Pre-tax earnings	5,377	4,741	3,611	3,988
Income taxes	2,005	1,769	1,376	1,529

Net earnings	$3,372	$2,972	$2,235	$2,459

Revenues in 2012 were approximately $20.8 billion, an increase of $1.3 billion (7%) over 2011. Overall, the revenue increase in 2012 reflected higher average revenues per car/unit of approximately 4% as well as a 2% increase in cars/units handled (“volume”). Revenues in each period include fuel surcharges to customers under programs intended to recover incremental fuel costs when fuel prices exceed threshold fuel prices. Fuel surcharges in 2012 increased 6% over 2011, and are reflected in average revenue per car/unit.

The increase in overall volume during 2012 included increases in consumer products (4%) and industrial products (13%), partially offset by declines in coal (6%) and agricultural products (3%). The consumer products volume increase was primarily

Management’s Discussion (Continued)

Railroad (“Burlington Northern Santa Fe”) (Continued)

attributable to higher domestic intermodal and automotive volume. Industrial products volume increased primarily as a result of increased shipments of petroleum and construction products. The decline in coal unit volume in 2012 was attributed to lower coal demand as a result of low natural gas prices and high utility stockpiles. Agricultural product volume declined in 2012 compared to 2011, reflecting lower wheat and corn shipments for export partially offset by higher soybean and U.S. corn shipments.

Operating expenses in 2012 increased $588 million (4%) compared to 2011. Compensation and benefits expenses in 2012 increased $190 million (4%) over 2011 due to the increased volume as well as wage inflation, partially offset by increased productivity and lower weather-related costs. Fuel expenses in 2012 increased $192 million (4.5%) due to higher fuel prices and increased volume, partially offset by improved fuel efficiency. Fuel efficiency in 2011 was negatively impacted by severe weather conditions. Purchased services costs in 2012 increased $156 million (7%) compared to 2011 due primarily to increased volume, increased purchased transportation services of BNSF Logistics, a wholly-owned third party logistics company, and increased equipment maintenance costs, partially offset by lower weather-related costs. Interest expense in 2012 increased $63 million (11%) versus 2011, due principally to higher average outstanding debt balances.

Revenues for 2011 were approximately $19.5 billion, representing an increase of approximately $2.7 billion (16%) over 2010. Revenues from each of the four business groups increased between 8% and 19% as compared to 2010. Overall, the increases in revenues in 2011 reflected a 12% increase in average revenues per car/unit across all four business groups, as well as a 3% increase in the volume of cars/units handled. Revenues in each period include fuel surcharges. Average revenues per car/unit in 2011 included the effects of fuel surcharge increases of 35% in 2011 as compared to 2010.

The volume increase in 2011 is comprised of increases of 7% in cars/units handled in the consumer products and industrial products groups combined with a 4% decrease in volume for coal products. The consumer products volume increase was attributable primarily to higher domestic intermodal and international volume. The decline in coal unit volume was partially attributable to the impacts of severe flooding along key coal routes. Industrial products volume increased primarily as a result of increased steel and sand shipments, as well as increased demand in petroleum products. Agricultural product volume remained relatively unchanged, as higher wheat exports and U.S. corn shipments were mostly offset by declining soybean exports.

Operating expenses in 2011 were $14.2 billion, representing an increase of $1.9 billion (15%) over 2010. Fuel expenses increased $1.3 billion in 2011 primarily due to higher fuel prices. The remainder of the increase in fuel costs was driven by higher overall freight volumes and severe weather conditions, which negatively impacted efficiency. Compensation and benefits expenses increased $311 million, reflecting increased volume, as well as salaries and benefits inflation, increased personnel training costs and flood-related costs. Purchased services expenses increased $49 million due primarily to increased volume and flood-related costs, offset by lower locomotive maintenance costs. Materials and other expenses increased $186 million, reflecting higher locomotive and freight car material costs and increased crew transportation, travel and casualty costs offset by lower environmental costs.

Utilities and Energy (“MidAmerican”)

We hold an 89.8% ownership interest in MidAmerican Energy Holdings Company (“MidAmerican”), which operates an international energy business. MidAmerican’s domestic regulated energy interests are comprised of two regulated utility companies, PacifiCorp and MidAmerican Energy Company (“MEC”). MidAmerican also owns two interstate natural gas pipeline companies. In Great Britain, MidAmerican operates two electricity distribution businesses, owned by Northern Powergrid Holdings Company (“Northern Powergrid”). The rates that utility and natural gas pipeline companies charge customers for energy and other services are generally subject to regulatory approval. Rates are based in large part on the costs of business operations, including a return on capital. To the extent these operations are not allowed to include such costs in the approved rates, operating results will be adversely affected. In addition, MidAmerican also operates a diversified portfolio of independent power projects, including recently-acquired solar and wind projects, and the second-largest residential real estate brokerage firm in the United States.

Management’s Discussion (Continued)

Utilities and Energy (“MidAmerican”) (Continued)

Revenues and earnings of MidAmerican are summarized below. Amounts are in millions.

	Revenues			Earnings
	2012	2011	2010	2012	2011	2010
PacifiCorp	$4,950	$4,639	$4,518	$737	$771	$783
MidAmerican Energy Company	3,275	3,530	3,824	236	279	279
Natural gas pipelines	978	993	994	383	388	378
Northern Powergrid	1,036	1,016	804	429	469	333
Real estate brokerage	1,333	1,007	1,046	82	39	42
Other	175	106	119	91	36	47

	$11,747	$11,291	$11,305

Earnings before corporate interest and income taxes				1,958	1,982	1,862
Corporate interest				(314)	(336)	(353)
Income taxes and noncontrolling interests				(321)	(442)	(378)

Earnings attributable to Berkshire				$1,323	$1,204	$1,131

In 2012, PacifiCorp’s revenues increased $311 million (7%) over revenues in 2011. The increase was primarily due to higher retail revenues of $244 million, which were due to higher prices approved by regulators across most of PacifiCorp’s jurisdictions of $222 million, as well as to increased revenues from renewable energy credits. The comparative increase in renewable energy credit revenues in 2012 was attributable in part to higher deferrals of credits in 2011 as a result of a rate case settlement. In 2012, PacifiCorp also experienced generally higher customer load in Utah, which was offset by lower industrial customer load in Wyoming and Oregon, attributable to certain large customers electing to self-generate their own power and by lower residential customer load in Oregon as a result of unfavorable weather.

PacifiCorp’s earnings before corporate interest and taxes (“EBIT”) in 2012 declined $34 million (4%) compared to the corresponding 2011 period. EBIT in 2012 reflected increased operating earnings from higher revenues (from rates and customer loads), which was more than offset by higher energy costs and other operating expenses, as well as increased depreciation and amortization from higher plant in service. In 2012, operating expenses included charges of $165 million related to litigation, fire and other damage claims.

PacifiCorp’s revenues in 2011 were $4,639 million, an increase of $121 million (3%) over 2010. The increase was primarily attributable to an increase of $350 million in retail operating revenues, partially offset by a decrease of $196 million in wholesale and other operating revenues. The increase in retail revenues was due to higher prices approved by regulators and higher customer load. The decrease in wholesale and other revenues was due to a 24% decrease in average prices and a 6% decrease in volumes. Additionally, wholesale and other revenues decreased $57 million due to lower sales and higher deferrals of renewable energy credits. PacifiCorp’s EBIT in 2011 was $771 million, a decrease of $12 million (2%) from 2010. Increased revenues were more than offset by an overall increase in energy and operating costs, as well as higher net interest expense.

MEC’s revenues in 2012 declined $255 million (7%) compared to 2011. In 2012, MEC’s regulated electric revenues increased 2% to approximately $1.7 billion, while regulated natural gas revenues declined $110 million to $659 million. The decline in natural gas revenues reflected lower average per-unit cost of natural gas sold and lower volumes, which was attributable to unseasonably warm weather and other usage factors. Nonregulated and other operating revenues declined $178 million in 2012 compared to 2011, due to generally lower electricity and natural gas prices. MEC’s EBIT in 2012 declined $43 million (15%) compared to 2011, which reflected lower operating earnings, partially offset by lower interest expense. In 2012, MEC’s overall operating earnings reflected increased depreciation expense of $56 million and higher general and administrative expenses.

MEC’s revenues of $3,530 million in 2011 declined $294 million (8%) from 2010 due to lower regulated electric and gas revenues as well as lower nonregulated and other operating revenues. Regulated retail and wholesale electric revenues declined $117 million (7%), primarily due to a 19% reduction in wholesale volume and due to lower average wholesale prices. Regulated natural gas revenues declined $83 million (10%), primarily due to a 30% decline in wholesale volume. Nonregulated and other operating revenues decreased $112 million (9%), due principally to lower electricity volumes and prices. MEC’s EBIT of $279

Management’s Discussion (Continued)

Utilities and Energy (“MidAmerican”) (Continued)

million in 2011 was unchanged from 2010. The effect of the declines in revenues were essentially offset by lower energy costs, which was driven by lower sales volumes, and to a lesser degree, by lower net interest expense.

In 2012, natural gas pipelines’ revenues and EBIT declined $15 million and $5 million, respectively, compared to 2011. In 2012, natural gas revenues increased from expansion projects and from higher transportation and storage rates in certain markets, which were more than offset by lower volumes of gas and condensate liquids sales (which are offset in cost of sales) and the impact of contract expirations. In 2012, EBIT also reflected increased depreciation expense, partially offset by lower interest expense. Natural gas pipelines’ revenues and EBIT in 2011 were relatively unchanged from 2010.

Northern Powergrid’s revenues in 2012 increased $20 million (2%) while EBIT declined $40 million (9%) compared to 2011. In 2012, revenues were negatively impacted by currency-related declines from a stronger U.S. Dollar. Excluding currency related impacts, distribution revenues increased $28 million in 2012, reflecting higher tariff rates ($76 million), partially offset by the impact of higher regulatory provisions in 2011 ($55 million). Northern Powergrid’s EBIT in 2012 was negatively affected by increases in pension expense ($44 million) and distribution operating expenses ($21 million), which more than offset the increase in distribution revenues.

Revenues of Northern Powergrid were $1,016 million in 2011, an increase of $212 million (26%) from 2010. The increase was primarily due to an increase of $197 million in distribution revenues, and to a lesser degree to a weaker U.S. Dollar. EBIT in 2011 was $469 million, an increase of $136 million (41%) over 2010. The increase in EBIT was also primarily due to higher distribution revenues and the weaker U.S. Dollar, partially offset by the impact of a $45 million gain on the sale of a subsidiary in 2010.

Real estate brokerage revenues in 2012 increased $326 million (32%) and EBIT increased $43 million (110%) over 2011. The revenue increase included $123 million from businesses acquired in 2012. The increase in revenues also reflected a 16% increase in closed sales transactions and higher average home sale prices from existing businesses. The increase in real estate brokerage EBIT in 2012 reflected the impact of business acquisitions in 2012 as well as the aforementioned increase in closed sales transactions.

Revenues of the real estate brokerage business were $1,007 million in 2011, down 4% from $1,046 million in 2010, primarily due to a 4% decrease in average home sale prices. EBIT of the real estate brokerage business of $39 million was 7% lower than the $42 million in 2010.

Manufacturing, Service and Retailing

A summary of revenues and earnings of our manufacturing, service and retailing businesses follows. Amounts are in millions.

	Revenues			Earnings
	2012	2011	2010	2012	2011	2010
Marmon	$7,171	$6,925	$5,967	$1,137	$992	$813
McLane Company	37,437	33,279	32,687	403	370	369
Other manufacturing	26,757	21,191	17,664	3,319	2,397	1,911
Other service	8,175	7,438	6,852	966	977	905
Retailing	3,715	3,573	3,440	306	301	276

	$83,255	$72,406	$66,610

Pre-tax earnings				6,131	5,037	4,274
Income taxes and noncontrolling interests				2,432	1,998	1,812

				$3,699	$3,039	$2,462

Management’s Discussion (Continued)

Manufacturing, Service and Retailing (Continued)

Marmon

Through Marmon, we operate approximately 150 manufacturing and service businesses that operate independently within eleven diverse business sectors. Marmon’s revenues in 2012 were approximately $7.2 billion, an increase of 3.6% over 2011. Revenue increases attributable to bolt-on acquisitions in the Crane Services, Highway Technologies, Engineered Wire & Cable and Distribution Services sectors were substantially offset by the impact of lower copper prices in the Building Wire and Flow Products sectors. However, significant organic growth occurred within the Distribution Services, Transportation Services & Engineered Products (“TSEP”), Highway Technologies and Water Treatment sectors. Despite falling steel prices, Distribution Services increased market share in their market niches, driving annual revenues up 5% over 2011. Higher rail fleet utilization and higher rental rates, offset by lower external sales of railroad tank cars, provided most of the TSEP growth and sulfur equipment installations in the Middle East provided the balance. Commercial and heavy haul trailers have driven the increase in Highway Technologies, while projects for the Canadian Tar Sands area provided growth in Water Treatment. These increases were somewhat offset by revenue declines in the Flow Products and Building Wire sectors due to the persistent slowdown in commercial construction. Retail Store Fixtures continued to suffer from a reduction in volume from its major customer, which resulted in a 14% decline in revenues for 2012.

Pre-tax earnings in 2012 were $1.1 billion, an increase of 14.6% over 2011. Approximately 25% of the overall increase in pre-tax earnings was attributable to bolt-on acquisitions. Excluding the effects of these acquisitions, eight of the eleven Marmon business sectors produced increased pre-tax earnings in 2012 compared to 2011. Among the sectors reporting the largest dollar increases in pre-tax earnings were the TSEP, Highway Technologies, Distribution Services and Water Treatment sectors reflecting the aforementioned revenue growth. In addition, Engineered Wire & Cable sector’s pre-tax earnings rose 24% attributable to restructuring actions taken in 2011 in the utility and commodity-driven businesses, along with growth in that sector’s specialty wire niches. Flow Products, Building Wire and Retail Store Fixtures sectors reported lower 2012 pre-tax earnings consistent with the revenue declines previously discussed. In 2012, consolidated pre-tax earnings as a percentage of revenues were 15.9% compared to 14.3% in 2011.

The improvement in operating results in 2012 reflects the continued emphasis of Marmon’s business model, which fosters margin growth. Consistent with this model, most of the growth in 2012 was in higher margin sectors that focus on niche markets. In addition, improvements in revenues and pre-tax earnings also generally reflected continued strength in some of Marmon’s end markets, recent new product introductions and ongoing efforts to control overhead costs.

Revenues in 2011 were $6.9 billion, an increase of approximately 16% over 2010. An estimated 25% of the aggregate revenue increase was attributed to increased copper prices affecting the Building Wire and Flow Products sectors, where copper cost increases are passed on to customers with little or no margin. Ten of the eleven business sectors produced comparative revenue increases. The only sector reporting a comparative revenue decrease was the Retail Store Fixtures sector, where its largest customer significantly reduced its purchases. Pre-tax earnings in 2011 were $992 million, an increase of approximately 22% over 2010. Pre-tax earnings in 2011 increased in all sectors except Retail Store Fixtures consistent with the revenue decline previously discussed. Pre-tax earnings as a percent of revenues were 14.3% in 2011 and 13.6% in 2010.

McLane Company

Through McLane, we operate a wholesale distribution business that provides grocery and non-food products to retailers, convenience stores and restaurants. McLane’s business is marked by high sales volume and very low profit margins. McLane’s significant customers include Wal-Mart, 7-Eleven and Yum! Brands. In 2010, McLane acquired Empire Distributors (“Empire”), based in Georgia and North Carolina, and Horizon Wine and Spirits Inc. (“Horizon”), based in Tennessee. Empire and Horizon are wholesale distributors of distilled spirits, wine and beer. On August 24, 2012, McLane acquired Meadowbrook Meat Company, Inc. (“MBM”). MBM, based in Rocky Mount, North Carolina, is a large customized foodservice distributor for national restaurant chains with annual revenues of approximately $6 billion. MBM’s revenues and earnings were included in McLane’s results beginning as of the acquisition date. Approximately 28% of McLane’s consolidated revenues in 2012 were attributable to Wal-Mart. A curtailment of purchasing by Wal-Mart or another of its significant customers could have a material adverse impact on McLane’s periodic revenues and earnings.

McLane’s revenues were approximately $37.4 billion in 2012, an increase of about $4.2 billion (12.5%) over 2011. The increase in revenues was attributable to the MBM acquisition, as well as 6% to 8% revenue increases in McLane’s grocery,

Management’s Discussion (Continued)

Manufacturing, Service and Retailing (Continued)

McLane Company (Continued)

foodservice and beverage business units. The increases in grocery and foodservice revenues reflected manufacturer price increases as well as increased volume. Pre-tax earnings in 2012 were $403 million, an increase of $33 million (9%) over 2011. The overall increase in earnings reflected the increases in revenues as pre-tax margin rates were relatively unchanged.

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

Other manufacturing

Our other manufacturing businesses include several manufacturers of building products (Acme Building Brands, Benjamin Moore, Johns Manville, Shaw and MiTek) and apparel (led by Fruit of the Loom which includes Russell athletic apparel and Vanity Fair Brands women’s intimate apparel). Also included in this group are Forest River, a leading manufacturer of leisure vehicles, IMC Metalworking Companies (“Iscar”), an industry leader in the metal cutting tools business with operations worldwide and CTB, a manufacturer of equipment and systems for the livestock and agricultural industries. Other manufacturing businesses also include The Lubrizol Corporation (“Lubrizol”), a specialty chemical manufacturer that we acquired on September 16, 2011. Lubrizol’s revenues and earnings are included in other manufacturing revenues and earnings beginning as of that date.

Revenues of our other manufacturing businesses in 2012 were approximately $26.8 billion, an increase of approximately $5.6 billion (26%) over 2011. Excluding Lubrizol, revenues in 2012 grew 6% over 2011. In 2012, we experienced a revenue increase of 27% from Forest River, which was attributable to increased volume and average sales prices. In 2012, revenues from building products and apparel increased 4% and 5%, respectively, as compared with 2011. However, revenues in 2012 of Iscar and CTB (before the impact of bolt-on acquisitions) declined compared to 2011 as a result of weakness in demand, particularly in non-U.S. markets.

In 2012, pre-tax earnings of our other manufacturing businesses were approximately $3.3 billion, an increase of $922 million (38%) over earnings in 2011. Excluding the impact of Lubrizol, earnings of our other manufacturing businesses in 2012 increased 6% compared to 2011. The increase was primarily attributable to increased earnings from building products, apparel and Forest River, partially offset by lower earnings from Iscar, CTB and Scott Fetzer. In 2012, our Shaw carpet and flooring business benefited from the impact of price increases at the end of 2011 and beginning of 2012, as well as from relatively stable raw material costs in 2012, that resulted in higher margins. Our apparel businesses benefitted from past pricing actions and stabilizing raw material costs. On the other hand, our other businesses that manufacture products that are primarily for commercial and industrial customers, particularly those with significant business in overseas markets, such as CTB and Iscar, were negatively impacted in 2012 by slowing economic conditions in certain of those markets.

Other manufacturing revenues increased $3.5 billion (20%) in 2011 to $21.2 billion compared with 2010. In 2011, Lubrizol accounted for approximately $1.7 billion of the increase. Otherwise, revenues of our other manufacturing businesses increased 10%. Iscar and CTB in particular experienced strong demand for their products.

Pre-tax earnings of our other manufacturing businesses were $2.4 billion in 2011, an increase of $486 million (25%) over 2010. Excluding the impact of Lubrizol, earnings increased 10% compared to 2010. Increased earnings were generated by Iscar and CTB, which were partially offset by lower earnings of the apparel group and, particularly from the Fruit of the Loom group of businesses, which were negatively impacted by significantly higher cotton costs. Our building products businesses were negatively impacted by slow residential housing construction activity.

Management’s Discussion (Continued)

Manufacturing, Service and Retailing (Continued)

Other service

Our other service businesses include NetJets, the world’s leading provider of fractional ownership programs for general aviation aircraft and FlightSafety, a provider of high technology training to operators of aircraft. Among the other businesses included in this group are: TTI, a leading electronic components distributor; Business Wire, a leading distributor of corporate news, multimedia and regulatory filings; Dairy Queen, which licenses and services a system of over 6,200 stores that offer prepared dairy treats and food; Buffalo News and the BH Media Group, which includes the Omaha World-Herald acquired at the end of 2011, as well as 26 other daily newspapers and numerous other publications; and businesses that provide management and other services to insurance companies.

Revenues of our other service businesses in 2012 were approximately $8.2 billion, an increase of $737 million (10%) over 2011. The increase in revenues in 2012 was primarily attributable to the inclusion of the BH Media Group and a comparative revenue increase from TTI, principally due to its bolt-on business acquisitions in 2012. Pre-tax earnings of $966 million in 2012 declined $11 million (1%) from earnings in 2011. Earnings of NetJets and FlightSafety in 2012 were relatively unchanged from 2011. Earnings of other service businesses in 2012 included earnings of the BH Media Group, which were more than offset by lower earnings from TTI due primarily to weaker customer demand and intensifying price competition over the past year.

Revenues of our other service businesses were approximately $7.4 billion in 2011, an increase of $586 million (9%) over 2010. The revenue increase was primarily attributable to stronger demand for electronic components (TTI) and pilot training (FlightSafety) and from higher revenues at NetJets. TTI revenues increased 12% as customer demand increased rapidly during the first half of 2011, and then moderated over the second half. FlightSafety’s revenues increased approximately 8% due primarily to increases in training demand within the business aviation and regional airline markets, partially offset by lower revenues from government customers. The comparative revenue increases of NetJets reflected revenues related to aircraft operating cost increases that are passed through to customers (with little or no margin), and slight increases in rates. Revenue hours flown in 2011 were essentially unchanged from 2010.

Pre-tax earnings were $977 million in 2011, which exceeded 2010 by $72 million (8%). The increase in earnings was driven by higher earnings of FlightSafety, NetJets and TTI, partially offset by lower earnings from Buffalo News. FlightSafety’s earnings increased approximately 16%, reflecting increased revenues and ongoing cost containment efforts. NetJets’ earnings increased 10% primarily attributable to higher revenues and lower aircraft maintenance costs due to a 10% reduction in the size of the fleet, partially offset by comparatively higher impairment charges related to the planned disposition of certain aircraft and fees incurred to cancel certain aircraft purchase commitments. Over the past few years, NetJets has reduced the number of aircraft in its fleet by approximately 20% and lowered its operating cost structure to better match customer demand.

Retailing

Our retailing operations consist of four home furnishings businesses (Nebraska Furniture Mart, R.C. Willey, Star Furniture and Jordan’s), three jewelry businesses (Borsheims, Helzberg and Ben Bridge), See’s Candies; Pampered Chef, a direct seller of high quality kitchen tools; and Oriental Trading Company (“OTC”), a direct retailer of party supplies, school supplies and toys and novelties, which we acquired on November 27, 2012.

Revenues and pre-tax earnings in 2012 from the retailing businesses increased $142 million (4%) and $5 million (2%), respectively, over revenues and earnings in 2011. Increased revenues from the home furnishings and jewelry businesses as well as the inclusion of OTC since November 27 were partially offset by lower revenues from Pampered Chef. Increased earnings of our home furnishings retailers were substantially offset by lower earnings from our jewelry businesses and Pampered Chef.

Revenues of our retailing businesses were $3.6 billion in 2011, an increase of $133 million (4%) over 2010. Pre-tax earnings were $301 million, an increase of $25 million (9%) over 2010. With the exception of Pampered Chef, each of our retailing businesses generated comparatively higher revenues and pre-tax earnings in 2011.

Management’s Discussion (Continued)

Finance and Financial Products

Our finance and financial products businesses include manufactured housing and finance (Clayton Homes), transportation equipment leasing (XTRA), furniture leasing (CORT) as well as various miscellaneous financing activities. A summary of revenues and earnings from our finance and financial products businesses follows. Amounts are in millions.

	Revenues			Earnings
	2012	2011	2010	2012	2011	2010
Manufactured housing and finance	$3,014	$2,932	$3,256	$255	$154	$176
Furniture/transportation equipment leasing	753	739	660	148	155	53
Other	343	343	348	445	465	460

	$4,110	$4,014	$4,264

Pre-tax earnings				848	774	689
Income taxes and noncontrolling interests				291	258	248

				$557	$516	$441

Clayton Homes’ revenues in 2012 increased $82 million (3%) over 2011. Revenues from home sales increased $129 million (9%), due primarily to a 14% increase in units sold partially offset by slightly lower average selling prices. Financial services revenues declined $47 million (3%) as a result of lower interest income. Installment loan and finance receivable balances as of December 31, 2012, were approximately $12.3 billion, a decline of approximately $550 million from December 31, 2011. Clayton Homes’ pre-tax earnings in 2012 increased $101 million (66%) over earnings in 2011. Earnings in 2012 were impacted by the increased unit sales which improved manufacturing and other operating efficiencies. Earnings also benefited from reduced insurance claims and a decline in credit losses. The decline in interest income on loan portfolios was more than offset by interest expense attributable to a decline in borrowings and lower interest rates.

Revenues of Clayton Homes were $2.9 billion in 2011, a decline of $324 million (10%) from 2010. Revenues from home sales declined approximately 17%, as unit sales declined about 14%. Home sales in 2010 benefitted from the U.S. federal tax credit program offered to homebuyers, which expired on June 30, 2010. In addition, the average price per home sold declined slightly in 2011, as a larger percentage of homes sold were lower priced single section units. Clayton Homes’ financial services income in 2011 also declined slightly, due primarily to lower interest income from installment loans. Net consumer loan balances at December 31, 2011 declined by approximately $600 million from December 31, 2010 to approximately $12.9 billion. The decline reflects runoff of the loan portfolio and fewer new loans. Pre-tax earnings of Clayton Homes were $154 million in 2011, a decline of $22 million (12.5%) versus 2010. Earnings in 2011 were negatively impacted by lower revenues and a $27 million increase in insurance claims (primarily from severe storms in the spring and summer), partially offset by lower selling, general and administrative and interest expenses.

While manufactured homes sold were higher in 2012 compared to 2011, Clayton Homes’ manufactured housing business continues to operate at a competitive disadvantage compared to traditional single family housing markets, which receive significant interest rate subsidies from the U.S. government through government agency insured mortgages. For the most part, these subsidies are not available to factory built homes. Nevertheless, Clayton Homes remains the largest manufactured housing business in the United States and we believe that it will continue to operate profitably, even under the prevailing conditions.

In 2012, revenues of CORT and XTRA increased $14 million (2%), while pre-tax earnings declined $7 million (5%) versus 2011. In 2012, CORT’s earnings increased over 2011 due to a 5% increase in rental income and relatively stable selling, general and administrative expenses, which improved operating margins. In 2012, earnings from XTRA declined primarily due to increased depreciation expense and lower foreign currency exchange gains.

Revenues of CORT and XTRA increased $79 million in 2011 compared to 2010, while earnings increased $102 million. The increases in revenues and earnings were primarily attributable to an increased proportion of assets on lease (utilization rates) and lower depreciation expense. A significant portion of the expenses of our leasing businesses, such as depreciation and facilities expenses, do not change significantly with rental volume, so the impact of revenue changes can have a disproportionate impact on earnings.

Management’s Discussion (Continued)

Finance and Financial Products (Continued)

Earnings from our other finance business activities include investment income from a portfolio of fixed maturity and equity investments, a commercial mortgage servicing business in which we own 50% and from a small portfolio of long-held commercial real estate loans, which during the third and fourth quarters of 2012 were repaid in full. In addition, other earnings include income from interest rate spreads charged to Clayton Homes on borrowings (approximately $11.2 billion as of December 31, 2012) by a Berkshire financing subsidiary. The borrowings are used to fund loans to Clayton Homes. Corresponding charges for this interest spread (approximately $90 million in 2012, $100 million in 2011 and $110 million in 2010) are reflected in Clayton Homes’ earnings. In addition, other earnings include guaranty fee income of $30 million in 2012, $41 million in 2011 and $38 million in 2010 from NetJets. Corresponding expenses are included in NetJets’ results.

Investment and Derivative Gains/Losses

A summary of investment and derivative gains and losses and other-than-temporary impairment losses on investments follows. Amounts are in millions.

	2012	2011	2010
Investment gains/losses:
Sales and other disposals
Insurance and other	$1,288	$1,991	$3,032
Finance and financial products	2	162	9
Other-than-temporary impairment losses	(337)	(908)	(1,973)
Other	509	29	1,017

	1,462	1,274	2,085

Derivative gains/losses:
Credit default contracts	894	(251)	250
Equity index put option contracts	997	(1,787)	172
Other derivative contracts	72	(66)	(161)

	1,963	(2,104)	261

Gains/losses before income taxes and noncontrolling interests	3,425	(830)	2,346
Income taxes and noncontrolling interests	1,198	(309)	472

Net gains/losses	$2,227	$(521)	$1,874

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

Pre-tax investment gains from sales and other disposals of investments were approximately $1.3 billion in 2012 and were primarily attributable to sales of equity securities. Investment gains from sales and other disposals in 2011 included an aggregate pre-tax gain of $1.8 billion from the redemptions of our Goldman Sachs and General Electric preferred stock investments. In 2010, investment gains from sales and other disposals were derived principally from dispositions of equity securities and a $1.3 billion gain from the redemption of the Swiss Re capital instrument. Other investment gains in 2010 included a one-time holding gain of $979 million that arose in connection with our acquisition of BNSF as a result of the application of acquisition accounting under GAAP.

Management’s Discussion (Continued)

Investment and Derivative Gains/Losses (Continued)

In each of the three years ending December 31, 2012, we recognized OTTI losses on certain of our equity and fixed maturity investments. OTTI losses on fixed maturity investments were $337 million in 2012, $402 million in 2011 and $1,020 million in 2010. In each year, substantially all of the losses related to our investments in Texas Competitive Electric Holdings (“TCEH”) bonds. In each year, we recognized losses after reevaluating expected cash flows likely to be received. While we do not currently anticipate further OTTI losses on our TCEH investments, additional losses may be required in the future if the company’s financial condition deteriorates further or it pursues bankruptcy reorganization. In 2011 and 2010, we also recognized aggregate OTTI losses of $506 million and $953 million, respectively, related to our investments in equity securities. Such OTTI losses in 2011 and 2010 averaged about 7.5% and 20%, respectively, of the original cost of the impaired securities. In each case, the issuer had been profitable in recent periods and in some cases highly profitable. In 2011, a portion of the OTTI losses related to certain components of our Wells Fargo common stock investments.

Although we have periodically recorded OTTI losses in earnings in each of the past three years, we continue to hold positions in certain of the related securities. In cases where the market values of these investments have increased since the dates the OTTI losses were recorded in earnings, these increases are not reflected in earnings but are instead included in shareholders’ equity as a component of accumulated other comprehensive income. When recorded, OTTI losses have no impact whatsoever on the asset values otherwise recorded in our Consolidated Balance Sheets or on our consolidated shareholders’ equity. In addition, the recognition of such losses in earnings rather than in accumulated other comprehensive income does not necessarily indicate that sales are imminent or planned and sales ultimately may not occur for a number of years. Furthermore, the recognition of OTTI losses does not necessarily indicate that the loss in value of the security is permanent or that the market price of the security will not subsequently increase to and ultimately exceed our original cost.

As of December 31, 2012, unrealized losses on our investments in equity and fixed maturity securities (determined on an individual purchase lot basis) were $257 million. We consider several factors in determining whether or not impairments are deemed to be other than temporary, including the current and expected long-term business prospects and if applicable, the creditworthiness of the issuer, our ability and intent to hold the investment until the price recovers and the length of time and relative magnitude of the price decline. Security prices may remain below cost for a period of time that may be deemed excessive from the standpoint of interpreting existing accounting rules, even though other factors suggest that the prices will eventually recover. As a result, accounting regulations may require that we recognize OTTI losses in earnings in instances where we may strongly believe that the market price of the impaired security will recover to at least our original cost and where we possess the ability and intent to hold the security until, at least, that time.

Derivative gains/losses primarily represent the changes in fair value of our credit default and equity index put option contracts. Periodic changes in the fair values of these contracts are reflected in earnings and can be significant, reflecting the volatility of underlying credit and equity markets. We have not actively traded into and out of credit default and equity index put option contracts. Under many of the contracts, no settlements will occur until the contract expiration dates, which may occur many years from now.

In 2012, we recorded pre-tax gains from derivative contracts of approximately $2.0 billion, which included gains from our equity index put option contracts of approximately $1.0 billion. The gains from equity index put option contracts were due to increased index values, foreign currency exchange rate changes and valuation adjustments on a small number of contracts where contractual settlements are determined differently than the standard determination of intrinsic value, partially offset by lower interest rate assumptions. Our ultimate payment obligations, if any, under our remaining equity index put option contracts will be determined as of the contract expiration dates, which begin in 2018, based on the intrinsic value as defined under the contracts as of those dates. Our recorded liability for these contracts was approximately $7.5 billion as of December 31, 2012.

In 2011, we recorded pre-tax losses of approximately $1.8 billion on our equity index put option contracts. The losses reflected declines ranging from about 5.5% to 17% with respect to three of the four equity indexes covered under our contracts and lower interest rate assumptions. In 2010, gains on equity index put option contracts were $172 million. In 2010, we settled certain equity index put option contracts early at the request of the counterparty and recorded a gain of $561 million, which is the difference between the recorded fair values of these contracts at the beginning of 2010 and the settlement payment amounts. Otherwise, we recognized pre-tax losses of $389 million under our remaining equity index put option contracts reflecting generally lower interest rate assumptions and the effect of foreign currency exchange rate changes. There were no new equity contracts entered into or other settlements during the three year period ending December 31, 2012.

Management’s Discussion (Continued)

Investment and Derivative Gains/Losses (Continued)

In 2012, we recognized pre-tax gains of $894 million on credit default contracts. Such gains were attributable to narrower spreads and the passage of time (reduced time exposure), as well as from settlements of certain contracts. No new credit default contracts were written during the past three years. A significant portion of our risks related to non-investment grade corporate issuers expired in the fourth quarter of 2012, and all remaining exposures related to corporate issuers expire in 2013.

We recorded pre-tax losses of $251 million on our credit default contracts in 2011 and gains of $250 million in 2010. The losses in 2011 were primarily related to our contracts involving non-investment grade corporate issuers due to widening credit default spreads and loss events. The gains in 2010 reflected the overall narrowing of credit default spreads for corporate issuers and were somewhat offset by losses due to the widening of spreads for municipalities.

Financial Condition

Our balance sheet continues to reflect significant liquidity and a strong capital base. Our consolidated shareholders’ equity at December 31, 2012 was $187.6 billion, an increase of $22.8 billion from December 31, 2011. Consolidated cash and investments of our insurance and other businesses approximated $176.3 billion at December 31, 2012 including cash and cash equivalents of $42.4 billion, of which about $10.6 billion was held by the parent company. Otherwise, invested assets are held predominantly in our insurance businesses. On January 31, 2012, we issued $1.7 billion of parent company senior unsecured notes, the proceeds of which were used to fund the repayment of $1.7 billion of notes that matured in February 2012. In January 2013, we issued $2.6 billion of parent company senior unsecured notes with maturities ranging from 2016 to 2043, the proceeds of which were used to fund the repayment of $2.6 billion of notes that matured in February 2013.

In September 2011, our Board of Directors authorized Berkshire Hathaway to repurchase Class A and Class B shares of Berkshire at prices no higher than a 10% premium over the book value of the shares. In the fourth quarter of 2012, the Board of Directors increased the 10% premium limitation to 20%. Berkshire may repurchase shares at management’s discretion. The repurchase program is expected to continue indefinitely, but does not obligate Berkshire to repurchase any dollar amount or number of Class A or Class B shares. Repurchases will not be made if they would reduce Berkshire’s consolidated cash equivalent holdings below $20 billion. Financial strength and redundant liquidity will always be of paramount importance at Berkshire. In December 2012, Berkshire acquired 9,475 Class A shares and 606,499 Class B shares for approximately $1.3 billion.

In the fourth quarter of 2012, we acquired 10% of the outstanding shares of Marmon held by noncontrolling interests for aggregate consideration of approximately $1.4 billion. Approximately $800 million of the consideration was paid in the fourth quarter, and the remainder is payable in March 2013. As a result of these acquisitions, our ownership interest in Marmon increased to approximately 90%.

As discussed in Note 21 to the Consolidated Financial Statements, on February 13, 2013, we committed to invest $12.12 billion in a newly formed holding company that entered into a definitive merger agreement to acquire H.J. Heinz Company (“Heinz”). Our investment will consist of common and preferred stock and we will hold 50% of the voting interests in the holding company. The acquisition of Heinz is subject to approval by Heinz shareholders, receipt of regulatory approvals and other customary closing conditions, and is expected to close in the third quarter of 2013. We expect to use cash on hand to fund our investments.

Our railroad, utilities and energy businesses (conducted by BNSF and MidAmerican) maintain very large investments in capital assets (property, plant and equipment) and will regularly make capital expenditures in the normal course of business. In 2012, MidAmerican’s capital expenditures were $3.4 billion and BNSF’s capital expenditures were $3.5 billion. BNSF and MidAmerican forecast aggregate capital expenditures of approximately $8.3 billion in 2013. Future capital expenditures are expected to be funded from cash flows from operations and debt issuances. In 2012, BNSF issued debt of $2.5 billion with maturities in 2022 and 2042, and its outstanding debt increased approximately $1.9 billion to $14.5 billion as of December 31, 2012. In 2012, MidAmerican issued or acquired new term debt of approximately $3.1 billion and its aggregate outstanding borrowings increased approximately $1.7 billion to $21.6 billion as of December 31, 2012. BNSF and MidAmerican have aggregate debt and capital lease maturities in 2013 of about $2.5 billion. Berkshire has committed until February 28, 2014 to provide up to $2 billion of additional capital to MidAmerican to permit the repayment of its debt obligations or to fund its regulated utility subsidiaries. Berkshire does not guarantee the repayment of debt issued by BNSF, MidAmerican or any of their subsidiaries.

Management’s Discussion (Continued)

Financial Condition (Continued)

Assets of the finance and financial products businesses, which consisted primarily of loans and finance receivables, cash and cash equivalents, other fixed maturity and equity investments, were approximately $25.4 billion as of December 31, 2012 and $25.0 billion at December 31, 2011. Liabilities were approximately $22.1 billion as of December 31, 2012 and $25.4 billion as of December 31, 2011. As of December 31, 2012, notes payable and other borrowings of finance businesses were $13.0 billion and included approximately $11.2 billion of notes issued by Berkshire Hathaway Finance Corporation (“BHFC”). In 2012, $2.7 billion of BHFC notes matured. In May and September 2012, BHFC issued $2.35 billion of new notes with maturities in 2017, 2022 and 2042. In 2013, $3.45 billion of BHFC notes will mature, including $500 million that matured in January 2013. BHFC issued new debt of $500 million in January 2013 with maturities in 2017 and 2022. We currently intend to issue additional new debt through BHFC to replace some or all of the upcoming debt maturities. The proceeds from the BHFC notes are used to finance originated and acquired loans of Clayton Homes. The full and timely payment of principal and interest on the BHFC notes is guaranteed by Berkshire.

We regularly access the credit markets, particularly through our railroad, utilities and energy and finance and financial products businesses. Restricted access to credit markets at affordable rates in the future could have a significant negative impact on our operations.

We are party to several equity index put option and credit default contracts as described in Note 11 to the Consolidated Financial Statements. With limited exception, these contracts contain no collateral posting requirements under any circumstances, including changes in either the fair value or intrinsic value of the contracts or a downgrade in Berkshire’s credit ratings. Substantially all of these contracts were entered into prior to December 31, 2008. At December 31, 2012, the net liabilities recorded for such contracts were approximately $7.9 billion and our collateral posting requirements were $40 million.

On July 21, 2010, President Obama signed into law financial regulatory reform legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”). The Reform Act reshapes financial regulations in the United States by creating new regulators, regulating new markets and market participants and providing new enforcement powers to regulators. Virtually all major areas of the Reform Act are subject to extensive rulemaking proceedings being conducted both jointly and independently by multiple regulatory agencies, some of which have been completed and others that are expected to be finalized in 2013. Although the Reform Act may adversely affect some of our business activities, it is not currently expected to have a material impact on our consolidated financial results or financial condition.

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

The timing and/or amount of the payments under certain contracts are contingent upon the outcome of future events. Actual payments will likely vary, perhaps significantly, from estimates reflected in the table that follows. Most significantly, the timing and amount of payments arising under property and casualty insurance contracts are contingent upon the outcome of claim settlement activities or events that may occur over many years. In addition, obligations arising under life, annuity and health insurance benefits are estimated based on assumptions as to future premium payments, allowances, mortality, morbidity, expenses and policy lapse rates. The amounts presented in the following table are based on the liability estimates reflected in our Consolidated Balance Sheet as of December 31, 2012. Although certain insurance losses and loss adjustment expenses and

Management’s Discussion (Continued)

Contractual Obligations (Continued)

life, annuity and health benefits are ceded to and receivable from others under reinsurance contracts, such receivables are not reflected in the table below. A summary of contractual obligations as of December 31, 2012 follows. Amounts are in millions.

	Estimated payments due by period
	Total	2013	2014-2015	2016-2017	After 2017
Notes payable and other borrowings (1)	$96,497	$13,070	$13,554	$9,935	$59,938
Operating leases	8,627	1,186	1,990	1,557	3,894
Purchase obligations	38,702	13,096	9,508	5,500	10,598
Losses and loss adjustment expenses (2)	66,189	14,086	15,656	9,145	27,302
Life, annuity and health insurance benefits (3)	19,600	1,516	55	225	17,804
Other (4)	34,263	15,345	3,115	1,250	14,553

Total	$263,878	$58,299	$43,878	$27,612	$134,089

(1)	Includes interest.

(2)	Before reserve discounts of $1,990 million.

(3)	Amounts represent estimated undiscounted benefit obligations net of estimated future premiums.

(4)	Includes commitment to invest in Heinz and derivative contract liabilities.

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

	Gross unpaid losses		Net unpaid losses *
	Dec. 31, 2012	Dec. 31, 2011	Dec. 31, 2012	Dec. 31, 2011
GEICO	$10,300	$10,167	$9,791	$9,705
General Re	15,961	16,288	14,740	15,267
BHRG	31,186	31,489	26,328	26,413
Berkshire Hathaway Primary Group	6,713	5,875	6,171	5,442

Total	$64,160	$63,819	$57,030	$56,827

*	Net of reinsurance recoverable and deferred charges on reinsurance assumed and before foreign currency translation effects.

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

Receivables are recorded with respect to losses ceded to other reinsurers and are estimated in a manner similar to liabilities for insurance losses. In addition, reinsurance receivables may ultimately prove to be uncollectible if the reinsurer is unable to perform under the contract. Reinsurance contracts do not relieve the ceding company of its obligations to indemnify its own policyholders.

We utilize processes and techniques to establish liability estimates that are believed to best fit the particular business. Additional information regarding those processes and techniques of our significant insurance businesses (GEICO, General Re and BHRG) follows.

GEICO

GEICO’s gross unpaid losses and loss adjustment expense liabilities as of December 31, 2012 were $10.3 billion, which included $7.5 billion of reported average, case and case development reserves and $2.8 billion of IBNR reserves. GEICO predominantly writes private passenger auto insurance. Auto insurance claims generally have a relatively short claim-tail. The key assumptions affecting our reserve estimates include projections of ultimate claim counts (“frequency”) and average loss per claim (“severity”).

Our reserving methodologies produce reserve estimates based upon the individual claims (or a “ground-up” approach), which yields an aggregate estimate of the ultimate losses and loss adjustment expenses. Ranges of loss estimates are not determined in the aggregate.

Our actuaries establish and evaluate unpaid loss reserves using recognized standard actuarial loss development methods and techniques. The significant reserve components (and percentage of gross reserves as of December 31, 2012) are: (1) average reserves (15%), (2) case and case development reserves (60%) and (3) IBNR reserves (25%). Each component of loss reserves is affected by the expected frequency and average severity of claims. Reserves are analyzed using statistical techniques on historical claims data and adjusted when appropriate to reflect perceived changes in loss patterns. Data is analyzed by policy coverage, rated state, reporting date and occurrence date, among other ways. A brief discussion of each reserve component follows.

We establish average reserve amounts for reported auto damage claims and new liability claims prior to the development of an individual case reserve. The average reserves are intended to represent a reasonable estimate for incurred claims for claims when adjusters have insufficient time and information to make specific claim estimates and for a large number of minor physical damage claims that are paid within a relatively short time after being reported. Average reserve amounts are driven by the estimated average severity per claim and the number of new claims opened.

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

For most liability coverages, case reserves alone are an insufficient measure of the ultimate cost due in part to the longer claim-tail, the greater chance of protracted litigation and the incompleteness of facts available at the time the case reserve is established. Therefore, we establish additional case development reserve estimates, which are usually percentages of the case reserve. As of December 31, 2012, case development reserves averaged approximately 25% of total established case reserves. In

Management’s Discussion (Continued)

Property and casualty losses (Continued)

GEICO (Continued)

general, case development factors are selected by a retrospective analysis of the overall adequacy of historical case reserves. Case development factors are reviewed and revised periodically.

For unreported claims, IBNR reserve estimates are calculated by first projecting the ultimate number of claims expected (reported and unreported) for each significant coverage by using historical quarterly and monthly claim counts in order to develop age-to-age projections of the ultimate counts by accident quarter. Reported claims are subtracted from the ultimate claim projections to produce an estimate of the number of unreported claims. The number of unreported claims is multiplied by an estimate of the average cost per unreported claim to produce the IBNR reserve amount. Actuarial techniques are difficult to apply reliably in certain situations, such as to new legal precedents, class action suits or recent catastrophes. Consequently, supplemental IBNR reserves for these types of events may be established through the collaborative effort of actuarial, claims and other management personnel.

For each significant coverage, we test the adequacy of the total loss reserves using one or more actuarial projections based on claim closure models, paid loss triangles and incurred loss triangles. Each type of projection analyzes loss occurrence data for claims occurring in a given period and projects the ultimate cost.

Unpaid loss and loss adjustment expense estimates recorded at the end of 2011 developed downward by $736 million when reevaluated through December 31, 2012, producing a corresponding increase to pre-tax earnings in 2012. These downward reserve developments represented approximately 4.4% of earned premiums in 2012 and approximately 7.2% of prior year-end recorded liabilities. Reserving assumptions at December 31, 2012 were modified appropriately to reflect the most recent frequency and severity results. Future reserve development will depend on whether actual frequency and severity are more or less than anticipated.

Within the automobile line of business, reserves for liability coverages are more uncertain due to the longer claim-tails. Approximately 92% of GEICO’s reserves as of December 31, 2012 were for automobile liability, of which bodily injury (“BI”) coverage accounted for approximately 55%. We believe it is reasonably possible that the average BI severity will change by at least one percentage point from the severity used. If actual BI severity changes one percentage point from what was used in establishing the reserves, our reserves would develop up or down by approximately $154 million resulting in a corresponding decrease or increase in pre-tax earnings. Many of the same economic forces that would likely cause BI severity to be different from expected would likely also cause severities for other injury coverages to differ in the same direction.

GEICO’s exposure to highly uncertain losses is believed to be limited to certain commercial excess umbrella policies written during a period from 1981 to 1984. Remaining liabilities associated with such exposure are currently a relatively insignificant component of GEICO’s total reserves (approximately 1.5%) and there is minimal apparent asbestos or environmental liability exposure. Related claim activity over the past year was insignificant.

General Re and BHRG

Liabilities for unpaid property and casualty losses and loss adjustment expenses of our General Re and BHRG underwriting units derive primarily from assumed reinsurance. Additional uncertainties are unique to the processes used in estimating such reinsurance liabilities. The nature, extent, timing and perceived reliability of information received from ceding companies varies widely depending on the type of coverage, the contractual reporting terms (which are affected by market conditions and practices) and other factors. Contract terms and conditions tend to lack standardization and contract terms, conditions and coverages may evolve more rapidly than under primary insurance policies. We are unable to reliably measure the ongoing economic impact of such uncertainties.

The nature and extent of loss information provided under many facultative, per occurrence excess or retroactive contracts may not differ significantly from the information received under a primary insurance contract. This occurs when our personnel either works closely with the ceding company in settling individual claims or manages the claims themselves. However, loss information related to aggregate excess-of-loss contracts, including catastrophe losses and quota-share treaties, is often less detailed. Occasionally, loss information is reported in a summary format rather than on an individual claim basis. Loss data is usually provided through periodic reports and may include the amount of ceded losses paid where reimbursement is sought as well as case loss reserve estimates. Ceding companies infrequently provide IBNR estimates to reinsurers.

Management’s Discussion (Continued)

Property and casualty losses (Continued)

General Re and BHRG (Continued)

Each of our reinsurance businesses has established practices to identify and gather needed information from clients. These practices include, for example, comparison of expected premiums to reported premiums to help identify delinquent client reports and claim reviews to facilitate loss reporting and identify inaccurate or incomplete claim reporting. We periodically evaluate and modify these practices as conditions, risk factors and unanticipated areas of exposures are identified.

The timing of claim reporting to reinsurers is typically delayed in comparison with claim reporting to primary insurers. In some instances, multiple reinsurers assume and cede parts of an underlying risk thereby causing multiple contractual intermediaries between us and the primary insured. In these instances, the claim reporting delays are compounded. The relative impact of reporting delays on the reinsurer varies depending on the type of coverage, contractual reporting terms and other factors. Contracts covering casualty losses on a per occurrence excess basis may experience longer delays in reporting due to the length of the claim-tail as regards to the underlying claim. In addition, ceding companies may not report claims until they conclude it is reasonably possible that the reinsurer will be affected, usually determined as a function of its estimate of the claim amount as a percentage of the reinsurance contract retention. However, the timing of reporting large per occurrence excess property losses or property catastrophe losses may not vary significantly from primary insurance.

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

Premium and loss data is provided to us through at least one intermediary (the primary insurer), so there is a risk that the loss data provided is incomplete, inaccurate or the claim is outside the coverage terms. Information provided by ceding companies is reviewed for completeness and compliance with the contract terms. Generally, we are permitted under the contracts to access the cedant’s books and records with respect to the subject business, thus providing us the ability to conduct audits to determine the accuracy and completeness of information. Audits are conducted as we deem appropriate.

In the normal course of business, disputes with clients occasionally arise concerning whether certain claims are covered under our reinsurance policies. We resolve most coverage disputes through the involvement of our claims department personnel and the appropriate client personnel or through independent outside counsel. If disputes cannot be resolved, our contracts generally specify whether arbitration, litigation, or alternative dispute resolution process will be invoked. There are no coverage disputes at this time for which an adverse resolution would likely have a material impact on our consolidated results of operations or financial condition.

General Re

General Re’s gross and net unpaid losses and loss adjustment expenses and gross reserves by major line of business as of December 31, 2012 are summarized below. Amounts are in millions.

Type		Line of business
Reported case reserves	$8,258	Workers’ compensation (1)	$2,887
IBNR reserves	7,703	Mass tort-asbestos/environmental	1,598

Gross reserves	15,961	Auto liability	3,349
Ceded reserves and deferred charges	(1,221)	Other casualty (2)	2,765

Net reserves	$14,740	Other general liability	2,590

		Property	2,772

		Total	$15,961

(1)	Net of discounts of $1,990 million.

(2)	Includes directors and officers, errors and omissions, medical malpractice and umbrella coverage.

Management’s Discussion (Continued)

Property and casualty losses (Continued)

General Re (Continued)

General Re’s loss reserve estimation process is based upon a ground-up approach, beginning with case estimates and supplemented by additional case reserves (“ACRs”) and IBNR reserves. The critical processes in establishing loss reserves involve the establishment of ACRs by claim examiners, the determination of expected ultimate loss ratios which drive IBNR reserve amounts and the comparison of case reserve reporting trends to the expected loss reporting patterns. Recorded reserve amounts are subject to “tail risk” where reported losses develop beyond the maximum expected loss emergence time period.

We do not routinely determine loss reserve ranges. We believe that the techniques necessary to make such determinations have not sufficiently developed and that the myriad of assumptions required render such resulting ranges to be unreliable. In addition, claim counts or average amounts per claim are not utilized because clients do not consistently provide reliable data in sufficient detail.

Upon notification of a reinsurance claim from a ceding company, our claim examiners make independent evaluations of loss amounts. In some cases, examiners’ estimates differ from amounts reported by ceding companies. If the examiners’ estimates are significantly greater than the ceding company’s estimates, the claims are further investigated. If deemed appropriate, ACRs are established above the amount reported by the ceding company. As of December 31, 2012, ACRs aggregated approximately $2.5 billion before discounts and were concentrated in workers’ compensation reserves, and to a lesser extent in professional liability reserves. Our examiners also periodically conduct detailed claim reviews of individual clients and case reserves are often increased as a result. In 2012, we conducted 270 claim reviews.

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

Management’s Discussion (Continued)

Property and casualty losses (Continued)

General Re (Continued)

In 2012, our reported claims for prior years’ workers’ compensation losses were less than expected by $192 million. However, further analysis of the workers’ compensation reserve cells by segment indicated the need for maintaining IBNR reserves. These developments precipitated a net increase of $118 million in nominal IBNR reserve estimates for unreported occurrences. After adjusting for the $142 million net increase in liabilities from changes in net reserve discounts during the year, the net increase in workers’ compensation losses from prior years’ occurrences reduced pre-tax earnings in 2012 by $68 million. To illustrate the sensitivity of changes in expected loss emergence patterns and expected loss ratios for our significant excess-of-loss workers’ compensation reserve cells, an increase of ten points in the tail of the expected emergence pattern and an increase of ten percent in the expected loss ratios would produce a net increase in our nominal IBNR reserves as of December 31, 2012 of approximately $776 million and $411 million on a discounted basis. The increase in discounted reserves would produce a corresponding decrease in pre-tax earnings. We believe it is reasonably possible for the tail of the expected loss emergence patterns and expected loss ratios to increase at these rates.

Our other casualty and general liability reported losses (excluding mass tort losses) developed downward in 2012 relative to expectations. Casualty losses tend to be long-tail and it should not be assumed that favorable loss experience in a given year means that loss reserve amounts currently established will continue to develop favorably. For our significant other casualty and general liability reserve cells (including medical malpractice, umbrella, auto and general liability), an increase of five points in the tails of the expected emergence patterns and an increase of five percent in expected loss ratios (one percent for large international proportional reserve cells) would produce a net increase in our nominal IBNR reserves and a corresponding reduction in pre-tax earnings of approximately $943 million. We believe it is reasonably possible for the tail of the expected loss emergence patterns and expected loss ratios to increase at these rates in any of the individual aforementioned reserve cells. However, given the diversification in worldwide business, more likely outcomes are believed to be less than $943 million.

Overall, our property losses were lower than expected in 2012 as a result of fewer catastrophe losses during the year. Our reported claims for prior years’ property losses were less than expected by $402 million from December 31, 2011. However, the nature of property loss experience tends to be more volatile because of the effect of catastrophes and large individual property losses.

In certain reserve cells within excess directors and officers and errors and omissions (“D&O and E&O”) coverages, IBNR reserves are based on estimated ultimate losses without consideration of expected emergence patterns. These cells often involve a spike in loss activity arising from recent industry developments making it difficult to select an expected loss emergence pattern. For our large D&O and E&O reserve cells, an increase of ten points in the tail of the expected emergence pattern (for those cells where emergence patterns are considered) and an increase of ten percent in the expected loss ratios would produce a net increase in nominal IBNR reserves and a corresponding reduction in pre-tax earnings of approximately $173 million. We believe it is reasonably possible for the tail of the expected loss emergence patterns and expected loss ratios to increase at these rates.

Overall industry-wide loss experience data and informed judgment are used when internal loss data is of limited reliability, such as in setting the estimates for mass tort, asbestos and hazardous waste (collectively, “mass tort”) claims. Gross unpaid mass tort liabilities at December 31, 2012 and 2011 were approximately $1.6 billion. At December 31, 2012 and 2011, mass tort liabilities, net of reinsurance, were approximately $1.2 billion. Mass tort net claims paid were $79 million in 2012. In 2012, ultimate loss estimates for asbestos and environmental claims were increased by $37 million. In addition to the previously described methodologies, we consider “survival ratios” based on net claim payments in recent years versus net unpaid losses as a rough guide to reserve adequacy. The survival ratio based on claim payments made over the last three years was approximately 15 years as of December 31, 2012. The reinsurance industry’s survival ratio for asbestos and pollution reserves was approximately 8.8 years based on the three years ending December 31, 2011. Estimating mass tort losses is very difficult due to the changing legal environment. Although such reserves are believed to be adequate, significant reserve increases may be required in the future if new exposures or claimants are identified, new claims are reported or new theories of liability emerge.

Management’s Discussion (Continued)

Property and casualty losses (Continued)

BHRG

BHRG’s unpaid losses and loss adjustment expenses as of December 31, 2012 are summarized as follows. Amounts are in millions.

	Property	Casualty	Total
Reported case reserves	$1,962	$3,365	$5,327
IBNR reserves	2,824	5,044	7,868
Retroactive	—	17,991	17,991

Gross reserves	$4,786	$26,400	31,186

Deferred charges and ceded reserves			(4,858)

Net reserves			$26,328

In general, the methodologies we use to establish loss reserves vary widely and encompass many of the common methodologies employed in the actuarial field today. Certain traditional methodologies such as paid and incurred loss development techniques, incurred and paid loss Bornhuetter-Ferguson techniques and frequency and severity techniques are utilized, as well as ground-up techniques where appropriate. Additional judgments must also be employed to consider changes in contract conditions and terms as well as the incidence of litigation or legal and regulatory change.

As of December 31, 2012, our gross loss reserves related to retroactive reinsurance policies were predominately for casualty or liability losses. Our retroactive policies include excess-of-loss contracts, in which losses (relating to loss events occurring before a specified date on or before the contract date) above a contractual retention are indemnified or contracts that indemnify all losses paid by the counterparty after the policy effective date. We paid retroactive reinsurance losses and loss adjustment expenses of approximately $1.6 billion in 2012. The classification “reported case reserves” has no practical analytical value with respect to retroactive policies since the amount is often derived from reports in bulk from ceding companies, who may have inconsistent definitions of “case reserves.” We review and establish loss reserve estimates, including estimates of IBNR reserves, in the aggregate by contract.

In establishing retroactive reinsurance reserves, we often analyze historical aggregate loss payment patterns and project losses into the future under various scenarios. The claim-tail is expected to be very long for many policies and may last several decades. We assign judgmental probability factors to these aggregate loss payment scenarios and an expectancy outcome is determined. We monitor claim payment activity and review ceding company reports and other information concerning the underlying losses. Since the claim-tail is expected to be very long for such contracts, we reassess expected ultimate losses as significant events related to the underlying losses are reported or revealed during the monitoring and review process. In 2012, changes in retroactive reserves related to contracts written in prior years were not significant.

BHRG’s liabilities for environmental, asbestos and latent injury losses and loss adjustment expenses were approximately $12.4 billion at December 31, 2012 and $12.3 billion at December 31, 2011 and were concentrated within retroactive reinsurance contracts. We paid losses in 2012 attributable to these exposures of approximately $862 million. BHRG, as a reinsurer, does not receive consistently reliable information regarding asbestos, environmental and latent injury claims from all ceding companies, particularly with respect to multi-line treaty or aggregate excess-of-loss policies. Periodically, we conduct a ground-up analysis of the underlying loss data of the reinsured to make an estimate of ultimate reinsured losses. When detailed loss information is unavailable, our estimates can only be developed by applying recent industry trends and projections to aggregate client data. Judgments in these areas necessarily include the stability of the legal and regulatory environment under which these claims will be adjudicated. Potential legal reform and legislation could also have a significant impact on establishing loss reserves for mass tort claims in the future.

The maximum losses payable under our retroactive policies is not expected to exceed approximately $35 billion as of December 31, 2012, which is based on aggregate contract limits applicable to most of the contracts. Absent significant judicial or legislative changes affecting asbestos, environmental or latent injury exposures, we currently believe it unlikely that gross unpaid losses as of December 31, 2012 ($18.0 billion) will develop upward to the maximum loss payable or downward by more than 15%.

Management’s Discussion (Continued)

Property and casualty losses (Continued)

BHRG (Continued)

A significant number of our reinsurance contracts are expected to have a low frequency of claim occurrence combined with a potential for high severity of claims. These include property losses from catastrophes and aviation risks under catastrophe and individual risk contracts. Loss reserves related to catastrophe and individual risk contracts were approximately $1.6 billion at December 31, 2012, a decrease of about $400 million from December 31, 2011. In 2012, changes in estimated losses for prior years’ events had an insignificant effect on pre-tax earnings. Reserving techniques for catastrophe and individual risk contracts generally rely more on a per-policy assessment of the ultimate cost associated with the individual loss event rather than with an analysis of the historical development patterns of past losses. Catastrophe loss reserves are provided when it is probable that an insured loss has occurred and the amount can be reasonably estimated. Absent litigation affecting the interpretation of coverage terms, the expected claim-tail is relatively short and thus the estimation error in the initial reserve estimates usually emerges within 24 months after the loss event.

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

Derivative contract liabilities

Our Consolidated Balance Sheets include significant amounts of derivative contract liabilities that are measured at fair value. As of December 31, 2012 our most significant derivative contract exposures relate to equity index put option contracts written between 2004 and 2008. These contracts were entered into in over-the-counter markets and certain elements in the terms and conditions of such contracts are not standard. In particular, we are not required to post collateral under most of our contracts. Furthermore, there is no source of independent data available to us showing trading volume and actual prices of completed transactions. As a result, the values of these liabilities are based on valuation models that are believed to be used by market participants. Such models or other valuation techniques may use inputs that are observable in the marketplace, while others are unobservable. Unobservable inputs require us to make certain projections and assumptions about the information that would be used by market participants in establishing prices. Changes in assumptions may have a significant effect on values.

We determine the estimated fair value of equity index put option contracts using a Black-Scholes based option valuation model. Inputs to the model include the current index value, strike price, interest rate, dividend rate and contract expiration date. The weighted average interest and dividend rates used as of December 31, 2012 were 2.1% and 3.3%, respectively, and were approximately 3.3% and 3.0%, respectively, as of December 31, 2011. The interest rates as of December 31, 2012 and 2011 were approximately 95 basis points and 153 basis points (on a weighted average basis), respectively, over benchmark interest rates and represented our estimate of our nonperformance risk. We believe, however, that the most significant economic risks under these contracts relate to changes in the index value component and to a lesser degree to the foreign currency component.

The Black-Scholes based model also incorporates volatility estimates that measure potential price changes over time. Our contracts have an average remaining maturity of about 8 years. The weighted average volatility used as of December 31, 2012 was approximately 20.9%, compared to 21.4% as of December 31, 2011. The weighted average volatilities are based on the volatility input for each equity index put option contract weighted by the notional value of each equity index put option contract as compared to the aggregate notional value of all equity index put option contracts. The volatility input for each equity index put option contract reflects our expectation of future price volatility. The impact on fair value as of December 31, 2012 ($7.5 billion) from changes in the volatility assumption is summarized in the table that follows. The values of contracts in an

Management’s Discussion (Continued)

Derivative contract liabilities (Continued)

actual exchange are affected by market conditions and perceptions of the buyers and sellers. Actual values in an exchange may differ significantly from the values produced by any mathematical model. Dollars are in millions.

Hypothetical change in volatility (percentage points)	Hypothetical fair value
Increase 2 percentage points	$7,955
Increase 4 percentage points	8,414
Decrease 2 percentage points	7,057
Decrease 4 percentage points	6,625

In addition, we have exposures relating to a number of credit default contracts written involving corporate and state/municipality issuers. As of December 31, 2012, all credit default contracts involving corporate issuers will expire in 2013. Values associated with these contracts are no longer significant, as the risks of loss are no longer significant. Our states/municipalities exposures begin to expire in 2019. The fair values of our state/municipality issuer credit default contracts are generally based on bond pricing data on the underlying bond issues and credit spread estimates. We monitor and review pricing data and spread estimates for consistency as well as reasonableness with respect to current market conditions. We make no significant adjustments to the pricing data or inputs obtained.

Prices in a current market trade involving identical (or sufficiently similar) risks and contract terms as our equity index put option or credit default contracts could differ significantly from the fair values used in the financial statements. We do not operate as a derivatives dealer and currently do not utilize offsetting strategies to hedge these contracts. We intend to allow these contracts to run off to their respective expiration dates.

Other Critical Accounting Policies

We record deferred charges with respect to liabilities assumed under retroactive reinsurance contracts. At the inception of these contracts, the deferred charges represent the excess, if any, of the estimated ultimate liability for unpaid losses over the consideration received. Deferred charges are amortized using the interest method over an estimate of the ultimate claim payment period with the periodic amortization reflected in earnings as a component of losses and loss adjustment expenses. Deferred charge balances are adjusted periodically to reflect new projections of the amount and timing of remaining loss payments. Adjustments to deferred charge balances resulting from changes to these assumptions are determined retrospectively from the inception of the contract. Unamortized deferred charges were approximately $4.0 billion at December 31, 2012. Significant changes in the estimated amount and payment timing of unpaid losses may have a significant effect on unamortized deferred charges and the amount of periodic amortization.

Our Consolidated Balance Sheet as of December 31, 2012 includes goodwill of acquired businesses of $54.5 billion, which includes $1.4 billion arising from our various acquisitions in 2012. We evaluate goodwill for impairment at least annually and conducted our most recent annual review during the fourth quarter of 2012. Such tests include determining the estimated fair values of our reporting units. There are several methods of estimating a reporting unit’s fair value, including market quotations, underlying asset and liability fair value determinations and other valuation techniques, such as discounted projected future net earnings or net cash flows and multiples of earnings. We primarily use discounted projected future earnings or cash flow methods. The key assumptions and inputs used in such methods may include forecasting revenues and expenses, operating cash flows and capital expenditures, as well as an appropriate discount rate and other inputs. A significant amount of judgment is required in estimating the fair value of a reporting unit and performing goodwill impairment tests. Due to the inherent uncertainty in forecasting cash flows and earnings, actual future results may vary significantly from the forecasts. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then individual assets (including identifiable intangible assets) and liabilities of the reporting unit are estimated at fair value. The excess of the estimated fair value of the reporting unit over the estimated fair value of net assets would establish the implied value of goodwill. The excess of the recorded amount of goodwill over the implied value is then charged to earnings as an impairment loss.

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

Management’s Discussion (Continued)

Interest Rate Risk

We regularly invest in bonds, loans or other interest rate sensitive instruments. Our strategy is to acquire such securities that are attractively priced in relation to the perceived credit risk. Management recognizes and accepts that losses may occur with respect to assets. We also strive to maintain high credit ratings so that the cost of our debt is minimized. We rarely utilize derivative products, such as interest rate swaps, to manage interest rate risks.

The fair values of our fixed maturity investments and notes payable and other borrowings will fluctuate in response to changes in market interest rates. In addition, changes in interest rate assumptions used in our equity index put option contract models cause changes in reported liabilities with respect to those contracts. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions. The fair values of fixed interest rate instruments may be more sensitive to interest rate changes than variable rate instruments.

The following table summarizes the estimated effects of hypothetical changes in interest rates on our assets and liabilities that are subject to interest rate risk. It is assumed that the interest rate changes occur immediately and uniformly to each category of instrument containing interest rate risk, and that there are no significant changes to other factors used to determine the value of the instrument. The hypothetical changes in interest rates do not reflect what could be deemed best or worst case scenarios. Variations in interest rates could produce significant changes in the timing of repayments due to prepayment options available. For these reasons, actual results might differ from those reflected in the table. Dollars are in millions.

		Estimated Fair Value after Hypothetical Change in Interest Rates
		(bp=basis points)
	Fair Value	100 bp decrease	100 bp increase	200 bp increase	300 bp increase
December 31, 2012
Assets:
Investments in fixed maturity securities	$32,291	$33,095	$31,456	$30,653	$29,937
Other investments (1)	14,740	15,241	14,206	13,683	13,189
Loans and finance receivables	11,991	12,410	11,598	11,229	10,883
Liabilities:
Notes payable and other borrowings:
Insurance and other	14,284	14,794	13,815	13,398	13,018
Railroad, utilities and energy	42,074	46,268	38,519	35,495	32,902
Finance and financial products	14,005	14,597	13,432	12,950	12,519
Equity index put option contracts	7,502	8,980	6,226	5,131	4,198
December 31, 2011
Assets:
Investments in fixed maturity securities	$32,188	$32,966	$31,371	$30,569	$29,859
Other investments (1)	13,927	14,501	13,382	12,863	12,374
Loans and finance receivables	13,126	13,584	12,696	12,292	11,913
Liabilities:
Notes payable and other borrowings:
Insurance and other	14,334	14,810	13,908	13,525	13,176
Railroad, utilities and energy	38,257	42,023	35,096	32,403	30,097
Finance and financial products	14,959	15,541	14,513	14,106	13,732
Equity index put option contracts	8,499	10,238	7,007	5,733	4,655

(1)	Includes other investments that are subject to a significant level of interest rate risk.

Equity Price Risk

Historically, we have maintained large amounts of invested assets in exchange traded equity securities. Strategically, we strive to invest in businesses that possess excellent economics, with able and honest management and at sensible prices and

Management’s Discussion (Continued)

Equity Price Risk (Continued)

prefer to invest a meaningful amount in each investee. Consequently, equity investments are concentrated in relatively few investees. At December 31, 2012, approximately 63% of the total fair value of equity investments was concentrated in five investees.

We often hold equity investments for long periods of time so we are not troubled by short-term price volatility with respect to our investments provided that the underlying business, economic and management characteristics of the investees remain favorable. We strive to maintain above average levels of shareholder capital to provide a margin of safety against short-term price volatility.

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

We are also subject to equity price risk with respect to our equity index put option contracts. While our ultimate potential loss with respect to these contracts is determined from the movement of the underlying stock index between the contract inception date and expiration date, fair values of these contracts are also affected by changes in other factors such as interest rates, expected dividend rates and the remaining duration of the contract. These contracts expire between 2018 and 2026 and may not be unilaterally settled before their respective expiration dates.

The following table summarizes our equity and other investments and derivative contract liabilities with equity price risk as of December 31, 2012 and 2011. The effects of a hypothetical 30% increase and a 30% decrease in market prices as of those dates are also shown. The selected 30% hypothetical changes do not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due both to the nature of equity markets and the aforementioned concentrations existing in our equity investment portfolio. Dollar amounts are in millions.

	Fair Value	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
December 31, 2012
Assets:
Equity securities	$87,662	30% increase	$113,961	9.1
		30% decrease	61,363	(9.1)
Other investments (1)	10,820	30% increase	15,171	1.5
		30% decrease	7,709	(1.1)
Liabilities:
Equity index put option contracts	7,502	30% increase	5,009	0.9
		30% decrease	11,482	(1.4)
December 31, 2011
Assets:
Equity securities	$76,991	30% increase	$100,088	9.1
		30% decrease	53,894	(9.1)
Other investments (1)	7,432	30% increase	9,679	0.9
		30% decrease	5,708	(0.7)
Liabilities:
Equity index put option contracts	8,499	30% increase	6,156	0.9
		30% decrease	11,949	(1.4)

(1)	Includes other investments that possess significant equity price risk.

Management’s Discussion (Continued)

Foreign Currency Risk

We generally do not use derivative contracts to hedge foreign currency price changes primarily because of the natural hedging that occurs between assets and liabilities denominated in foreign currencies in our Consolidated Financial Statements. In addition, we hold investments in major multinational companies that have significant foreign business and foreign currency risk of their own, such as The Coca-Cola Company. Our net assets subject to translation are primarily in our insurance and utilities and energy businesses, and to a lesser extent in our manufacturing and services businesses. The translation impact is somewhat offset by transaction gains or losses on net reinsurance liabilities of certain U.S. subsidiaries that are denominated in foreign currencies as well as the equity index put option liabilities of U.S. subsidiaries relating to contracts that would be settled in foreign currencies.

Commodity Price Risk

Our diverse group of operating businesses use commodities in various ways in manufacturing and providing services. As such, we are subject to price risks related to various commodities. In most instances, we attempt to manage these risks through the pricing of our products and services to customers. To the extent that we are unable to sustain price increases in response to commodity price increases, our operating results will likely be adversely affected. We utilize derivative contracts to a limited degree in managing commodity price risks, most notably at MidAmerican. MidAmerican’s exposures to commodities include variations in the price of fuel required to generate electricity, wholesale electricity that is purchased and sold and natural gas supply for customers. Commodity prices are subject to wide price swings as supply and demand are impacted by, among many other unpredictable items, weather, market liquidity, generating facility availability, customer usage, storage and transmission and transportation constraints. To mitigate a portion of the risk, MidAmerican uses derivative instruments, including forwards, futures, options, swaps and other agreements, to effectively secure future supply or sell future production generally at fixed prices. The settled cost of these contracts is generally recovered from customers in regulated rates. Financial results would be negatively impacted if the costs of wholesale electricity, fuel or natural gas are higher than what is permitted to be recovered in rates. MidAmerican also uses futures, options and swap agreements to economically hedge gas and electric commodity prices for physical delivery to non-regulated customers. The table that follows summarizes our commodity price risk on energy derivative contracts of MidAmerican as of December 31, 2012 and 2011 and shows the effects of a hypothetical 10% increase and a 10% decrease in forward market prices by the expected volumes for these contracts as of each date. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios. Dollars are in millions.

	Fair Value Net Assets (Liabilities)	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Price
December 31, 2012	$(235)	10% increase	$(187)
		10% decrease	(285)
December 31, 2011	$(445)	10% increase	$(348)
		10% decrease	(542)

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

See “Market Risk Disclosures” contained in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Management’s Report on Internal Control Over Financial Reporting

Management of Berkshire Hathaway Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears on page 63.

Berkshire Hathaway Inc.

March 1, 2013

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Berkshire Hathaway Inc.

Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of Berkshire Hathaway Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Berkshire Hathaway Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Omaha, Nebraska

March 1, 2013

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	December 31,
	2012	2011
ASSETS
Insurance and Other:
Cash and cash equivalents	$42,358	$33,513
Investments:
Fixed maturity securities	31,449	31,222
Equity securities	86,467	76,063
Other	16,057	13,111
Receivables	21,753	19,012
Inventories	9,675	8,975
Property, plant and equipment	19,188	18,177
Goodwill	33,274	32,125
Other	17,875	18,121

	278,096	250,319

Railroad, Utilities and Energy:
Cash and cash equivalents	2,570	2,246
Property, plant and equipment	87,684	82,214
Goodwill	20,213	20,056
Other	13,441	12,861

	123,908	117,377

Finance and Financial Products:
Cash and cash equivalents	2,064	1,540
Investments in fixed maturity securities	842	966
Other investments	4,952	3,810
Loans and finance receivables	12,809	13,934
Goodwill	1,036	1,032
Other	3,745	3,669

	25,448	24,951

	$427,452	$392,647

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Losses and loss adjustment expenses	$64,160	$63,819
Unearned premiums	10,237	8,910
Life, annuity and health insurance benefits	10,943	9,924
Accounts payable, accruals and other liabilities	21,149	18,466
Notes payable and other borrowings	13,535	13,768

	120,024	114,887

Railroad, Utilities and Energy:
Accounts payable, accruals and other liabilities	13,113	13,016
Notes payable and other borrowings	36,156	32,580

	49,269	45,596

Finance and Financial Products:
Accounts payable, accruals and other liabilities	1,099	1,224
Derivative contract liabilities	7,933	10,139
Notes payable and other borrowings	13,045	14,036

	22,077	25,399

Income taxes, principally deferred	44,494	37,804

Total liabilities	235,864	223,686

Shareholders’ equity:
Common stock	8	8
Capital in excess of par value	37,230	37,807
Accumulated other comprehensive income	27,500	17,654
Retained earnings	124,272	109,448
Treasury stock, at cost	(1,363)	(67)

Berkshire Hathaway shareholders’ equity	187,647	164,850
Noncontrolling interests	3,941	4,111

Total shareholders’ equity	191,588	168,961

	$427,452	$392,647

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in millions except per-share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Insurance and Other:
Insurance premiums earned	$34,545	$32,075	$30,749
Sales and service revenues	83,268	72,803	67,225
Interest, dividend and other investment income	4,534	4,792	5,215
Investment gains/losses	1,327	1,973	4,044
Other-than-temporary impairment losses on investments	(337)	(908)	(1,973)

	123,337	110,735	105,260

Railroad, Utilities and Energy:
Operating revenues	32,383	30,721	26,186
Other	199	118	178

	32,582	30,839	26,364

Finance and Financial Products:
Interest, dividend and other investment income	1,572	1,618	1,683
Investment gains/losses	472	209	14
Derivative gains/losses	1,963	(2,104)	261
Other	2,537	2,391	2,603

	6,544	2,114	4,561

	162,463	143,688	136,185

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	20,113	20,829	18,087
Life, annuity and health insurance benefits	5,114	4,879	4,453
Insurance underwriting expenses	7,693	6,119	6,196
Cost of sales and services	67,536	59,839	55,585
Selling, general and administrative expenses	10,503	8,670	7,704
Interest expense	397	308	278

	111,356	100,644	92,303

Railroad, Utilities and Energy:
Cost of sales and operating expenses	23,816	22,736	19,637
Interest expense	1,745	1,703	1,577

	25,561	24,439	21,214

Finance and Financial Products:
Interest expense	602	653	703
Other	2,708	2,638	2,914

	3,310	3,291	3,617

	140,227	128,374	117,134

Earnings before income taxes	22,236	15,314	19,051
Income tax expense	6,924	4,568	5,607
Earnings from equity method investments	—	—	50

Net earnings	15,312	10,746	13,494
Less: Earnings attributable to noncontrolling interests	488	492	527

Net earnings attributable to Berkshire Hathaway shareholders	$14,824	$10,254	$12,967

Average common shares outstanding *	1,651,294	1,649,891	1,635,661
Net earnings per share attributable to Berkshire Hathaway shareholders *	$8,977	$6,215	$7,928

*	Average shares outstanding include average Class A common shares and average Class B common shares determined on an equivalent Class A common stock basis. Net earnings per common share attributable to Berkshire Hathaway shown above represents net earnings per equivalent Class A common share. Net earnings per Class B common share is equal to one-fifteen-hundredth (1/1,500) of such amount or $5.98 per share for 2012, $4.14 per share for 2011 and $5.29 per share for 2010.

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

	2012	2011	2010
Net earnings	$15,312	$10,746	$13,494

Other comprehensive income:
Net change in unrealized appreciation of investments	15,700	(2,146)	5,398
Applicable income taxes	(5,434)	811	(1,866)
Reclassification of investment appreciation in net earnings	(953)	(1,245)	(1,068)
Applicable income taxes	334	436	374
Foreign currency translation	276	(126)	(172)
Applicable income taxes	(9)	(18)	(21)
Prior service cost and actuarial gains/losses of defined benefit plans	5	(1,121)	(76)
Applicable income taxes	(26)	401	25
Other, net	(32)	(104)	204

Other comprehensive income, net	9,861	(3,112)	2,798

Comprehensive income	25,173	7,634	16,292
Comprehensive income attributable to noncontrolling interests	503	385	536

Comprehensive income attributable to Berkshire Hathaway shareholders	$24,670	$7,249	$15,756

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in millions)

	Berkshire Hathaway shareholders’ equity					Total
	Common stock and capital in excess of par value	Accumulated other comprehensive income	Retained earnings	Treasury stock	Non- controlling interests
Balance at December 31, 2009	$27,082	$17,793	$86,227	$—	$4,683	$135,785
Net earnings	—	—	12,967	—	527	13,494
Other comprehensive income, net	—	2,789	—	—	9	2,798
Issuance of common stock and other transactions	11,096	—	—	—	—	11,096
Changes in noncontrolling interests:
Interests acquired and other transactions	(637)	1	—	—	397	(239)

Balance at December 31, 2010	37,541	20,583	99,194	—	5,616	162,934
Net earnings	—	—	10,254	—	492	10,746
Other comprehensive income, net	—	(3,005)	—	—	(107)	(3,112)
Issuance and repurchase of common stock	355	—	—	(67)	—	288
Changes in noncontrolling interests:
Interests acquired and other transactions	(81)	76	—	—	(1,890)	(1,895)

Balance at December 31, 2011	37,815	17,654	109,448	(67)	4,111	168,961
Net earnings	—	—	14,824	—	488	15,312
Other comprehensive income, net	—	9,846	—	—	15	9,861
Issuance and repurchase of common stock	118	—	—	(1,296)	—	(1,178)
Changes in noncontrolling interests:
Interests acquired and other transactions	(695)	—	—	—	(673)	(1,368)

Balance at December 31, 2012	$37,238	$27,500	$124,272	$(1,363)	$3,941	$191,588

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net earnings	$15,312	$10,746	$13,494
Adjustments to reconcile net earnings to operating cash flows:
Investment (gains) losses and other-than-temporary impairment losses	(1,462)	(1,274)	(2,085)
Depreciation	5,146	4,683	4,279
Other	795	811	255
Changes in operating assets and liabilities before business acquisitions:
Losses and loss adjustment expenses	(421)	3,063	1,009
Deferred charges reinsurance assumed	121	(329)	147
Unearned premiums	1,134	852	110
Receivables and originated loans	(1,610)	(1,159)	(1,979)
Derivative contract assets and liabilities	(2,183)	1,881	(880)
Income taxes	1,710	1,493	2,348
Other assets	185	(1,601)	(1,070)
Other liabilities	2,223	1,310	2,267

Net cash flows from operating activities	20,950	20,476	17,895

Cash flows from investing activities:
Purchases of fixed maturity securities	(8,250)	(7,362)	(9,819)
Purchases of equity securities	(7,376)	(15,660)	(4,265)
Purchases of other investments	—	(5,000)	—
Sales of fixed maturity securities	2,982	3,353	5,435
Redemptions and maturities of fixed maturity securities	6,064	6,872	6,517
Sales of equity securities	8,088	1,518	5,886
Redemptions of other investments	—	12,645	—
Purchases of loans and finance receivables	(650)	(1,657)	(3,149)
Collections of loans and finance receivables	1,714	2,915	3,498
Acquisitions of businesses, net of cash acquired	(3,188)	(8,685)	(15,924)
Purchases of property, plant and equipment	(9,775)	(8,191)	(5,980)
Other	(183)	63	(476)

Net cash flows from investing activities	(10,574)	(19,189)	(18,277)

Cash flows from financing activities:
Proceeds from borrowings of insurance and other businesses	1,820	2,091	8,204
Proceeds from borrowings of railroad, utilities and energy businesses	4,707	2,290	1,731
Proceeds from borrowings of finance businesses	2,352	1,562	1,539
Repayments of borrowings of insurance and other businesses	(2,078)	(2,307)	(430)
Repayments of borrowings of railroad, utilities and energy businesses	(2,119)	(2,335)	(777)
Repayments of borrowings of finance businesses	(3,131)	(1,959)	(2,417)
Changes in short term borrowings, net	(309)	301	370
Acquisitions of treasury stock	(1,296)	(67)	—
Acquisitions of noncontrolling interests and other	(752)	(1,793)	(95)

Net cash flows from financing activities	(806)	(2,217)	8,125

Effects of foreign currency exchange rate changes	123	2	(74)

Increase (decrease) in cash and cash equivalents	9,693	(928)	7,669
Cash and cash equivalents at beginning of year	37,299	38,227	30,558

Cash and cash equivalents at end of year *	$46,992	$37,299	$38,227

* Cash and cash equivalents at end of year are comprised of the following:
Insurance and Other	$42,358	$33,513	$34,767
Railroad, Utilities and Energy	2,570	2,246	2,557
Finance and Financial Products	2,064	1,540	903

	$46,992	$37,299	$38,227

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(1)	Significant accounting policies and practices

(a)	Nature of operations and basis of consolidation

Berkshire Hathaway Inc. (“Berkshire”) is a holding company owning subsidiaries engaged in a number of diverse business activities, including insurance and reinsurance, freight rail transportation, utilities and energy, finance, manufacturing, service and retailing. In these notes the terms “us,” “we,” or “our” refer to Berkshire and its consolidated subsidiaries. Further information regarding our reportable business segments is contained in Note 22. Significant business acquisitions completed over the past three years are discussed in Note 2.

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

Intercompany accounts and transactions have been eliminated. Certain immaterial amounts in prior year presentations have been reclassified to conform with the current year presentation.

(b)	Use of estimates in preparation of financial statements

The preparation of our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. In particular, estimates of unpaid losses and loss adjustment expenses and related recoverables under reinsurance for property and casualty insurance are subject to considerable estimation error due to the inherent uncertainty in projecting ultimate claim amounts. In addition, estimates and assumptions associated with the amortization of deferred charges reinsurance assumed, determinations of fair values of certain financial instruments and evaluations of goodwill for impairment require considerable judgment. Actual results may differ from the estimates used in preparing our Consolidated Financial Statements.

(c)	Cash and cash equivalents

Cash equivalents consist of funds invested in U.S. Treasury Bills, money market accounts, demand deposits and other investments with a maturity of three months or less when purchased.

(d)	Investments

We determine the appropriate classification of investments in fixed maturity and equity securities at the acquisition date and re-evaluate the classification at each balance sheet date. Held-to-maturity investments are carried at amortized cost, reflecting the ability and intent to hold the securities to maturity. Trading investments are carried at fair value and include securities acquired with the intent to sell in the near term. All other securities are classified as available-for-sale and are carried at fair value with net unrealized gains or losses reported as a component of accumulated other comprehensive income. Substantially all of our investments in equity and fixed maturity securities are classified as available-for-sale.

We utilize the equity method to account for investments when we possess the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. The ability to exercise significant influence is presumed when an investor possesses more than 20% of the voting interests of the investee. This presumption may be overcome based on specific facts and circumstances that demonstrate that the ability to exercise significant influence is restricted. We apply the equity method to investments in common stock and to other investments when such other investments possess substantially identical subordinated interests to common stock. In applying the equity method with respect to investments previously accounted for at cost or fair value, the carrying value of the investment is adjusted on a step-by-step basis as if the equity method had been applied from the time the investment was first acquired.

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

(e)	Receivables, loans and finance receivables

Receivables of the insurance and other businesses are stated at the outstanding principal amounts, net of estimated allowances for uncollectible balances. Allowances for uncollectible balances are provided when it is probable counterparties or customers will be unable to pay all amounts due based on the contractual terms and the loss amounts can be reasonably estimated. Receivables are generally written off against allowances after all reasonable collection efforts are exhausted.

Loans and finance receivables primarily consist of manufactured housing and other real estate loans originated or purchased. Loans and finance receivables are stated at amortized cost based on our ability and intent to hold such loans and receivables to maturity and are stated net of allowances for uncollectible accounts. Amortized cost represents acquisition cost, plus or minus origination and commitment costs paid or fees received, which together with acquisition premiums or discounts, are deferred and amortized as yield adjustments over the life of the loan. Loans and finance receivables include loan securitizations issued when we have the power to direct and the right to receive residual returns. Substantially all of these loans are secured by real or personal property.

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

We carry derivative contracts at estimated fair value. Such balances reflect reductions permitted under master netting agreements with counterparties. The changes in fair value of derivative contracts that do not qualify as hedging instruments for financial reporting purposes are recorded in earnings.

Cash collateral received from or paid to counterparties to secure derivative contract assets or liabilities is included in other liabilities or other assets. Securities received from counterparties as collateral are not recorded as assets and securities delivered to counterparties as collateral continue to be reflected as assets in our Consolidated Balance Sheets.

(g)	Fair value measurements

As defined under GAAP, fair value is the price that would be received to sell an asset or paid to transfer a liability between market participants in the principal market or in the most advantageous market when no principal market exists. Adjustments to transaction prices or quoted market prices may be required in illiquid or disorderly markets in order to estimate fair value. Alternative valuation techniques may be appropriate under the circumstances to determine the value that would be received to sell an asset or paid to transfer a liability in an orderly transaction. Market participants are assumed to be independent, knowledgeable, able and willing to transact an exchange and not acting under duress. Nonperformance or credit risk is considered in determining the fair value of liabilities. Considerable judgment may be required in interpreting market data used to develop the estimates of fair value. Accordingly, estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized in a current or future market exchange.

(h)	Inventories

Inventories consist of manufactured goods and goods acquired for resale. Manufactured inventory costs include raw materials, direct and indirect labor and factory overhead. Inventories are stated at the lower of cost or market. As of December 31, 2012, approximately 38% of our consolidated inventory cost was determined using the last-in-first-out (“LIFO”) method, 31% using the first-in-first-out (“FIFO”) method, with the remainder using the specific identification method or average cost methods. With respect to inventories carried at LIFO cost, the aggregate difference in value between LIFO cost and cost determined under FIFO methods was $793 million and $759 million as of December 31, 2012 and 2011, respectively.

(i)	Property, plant and equipment

Additions to property, plant and equipment are recorded at cost. The cost of major additions, improvements and betterments are capitalized. With respect to constructed assets, all construction related material, direct labor and contract services as well as certain indirect costs are capitalized. Indirect costs include interest over the construction period. With respect to constructed assets of certain of our regulated utility and energy subsidiaries that are subject to authoritative guidance for regulated operations, capitalized costs also include an equity allowance for funds used during construction, which represents the equity funds necessary to finance the construction of the domestic regulated facilities. Also see Note 1(p).

Normal repairs and maintenance and other costs that do not improve the property, extend the useful life or otherwise do not meet capitalization criteria are charged to expense as incurred. Rail grinding costs related to our railroad properties are expensed as incurred.

Depreciation is provided principally on the straight-line method over estimated useful lives or mandated recovery periods as prescribed by regulatory authorities. Depreciation of assets of our regulated utilities and railroad is generally provided using group depreciation methods where rates are based on periodic depreciation studies approved by the applicable regulator. Under group depreciation, a single depreciation rate is applied to the gross investment in a particular class of property, despite differences in the service life or salvage value of individual property units within the same class. When our regulated utilities or railroad retires or sells a component of the assets accounted for using group depreciation methods, no gain or loss is recognized. Gains or losses on disposals of all other assets are recorded through earnings.

Notes to Consolidated Financial Statements (Continued)

(1)	Significant accounting policies and practices (Continued)

(i)	Property, plant and equipment (Continued)

Our businesses evaluate property, plant and equipment for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable or the assets are being held for sale. Upon the occurrence of a triggering event, we review the asset to assess whether the estimated undiscounted cash flows expected from the use of the asset plus residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, we write down the asset to the estimated fair value. Impairment losses are included in earnings, except with respect to impairment of assets of our regulated utility and energy subsidiaries when such impairment losses are offset by the establishment of a regulatory asset to the extent recovery in future rates is probable.

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

Insurance premiums for prospective property/casualty and health insurance and reinsurance are earned over the loss exposure or coverage period, in proportion to the level of protection provided. In most cases, premiums are recognized as revenues ratably over the term of the contract with unearned premiums computed on a monthly or daily pro rata basis. Premiums for retroactive property/casualty reinsurance policies are earned at the inception of the contracts, as all of the underlying loss events covered by these policies occurred in the past. Premiums for life reinsurance contracts are earned when due. Premiums earned are stated net of amounts ceded to reinsurers. For contracts containing experience rating provisions, premiums are based upon estimated loss experience under the contracts.

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

Operating revenues of utilities and energy businesses resulting from the distribution and sale of natural gas and electricity to customers is recognized when the service is rendered or the energy is delivered. Amounts recognized include unbilled as well as billed amounts. Rates charged are generally subject to federal and state regulation or established under contractual arrangements. When preliminary rates are permitted to be billed prior to final approval by the applicable regulator, certain revenue collected may be subject to refund and a liability for estimated refunds is accrued.

Railroad transportation revenues are recognized based upon the proportion of service provided as of the balance sheet date. Customer incentives, which are primarily provided for shipping a specified cumulative volume or shipping to/from specific locations, are recorded as a pro-rata reduction to revenue based on actual or projected future customer shipments. When using projected shipments, we rely on historic trends as well as economic and other indicators to estimate the liability for customer incentives.

Interest income from investments in fixed maturity securities and loans is earned under the constant yield method and includes accrual of interest due under terms of the agreement as well as amortization of acquisition premiums,

Notes to Consolidated Financial Statements (Continued)

(1)	Significant accounting policies and practices (Continued)

(k)	Revenue recognition (Continued)

accruable discounts and capitalized loan origination fees, as applicable. In determining the constant yield for mortgage-backed securities, anticipated prepayments are estimated and evaluated periodically. Dividends from equity securities are recognized when earned, which is on the ex-dividend date or the declaration date, when there is no ex-dividend date.

(l)	Losses and loss adjustment expenses

Liabilities for unpaid losses and loss adjustment expenses represent estimated claim and claim settlement costs of property/casualty insurance and reinsurance contracts issued by our insurance subsidiaries with respect to losses that have occurred as of the balance sheet date. The liabilities for losses and loss adjustment expenses are recorded at the estimated ultimate payment amounts, except that amounts arising from certain workers’ compensation reinsurance business are discounted as discussed below. Estimated ultimate payment amounts are based upon (1) reports of losses from policyholders, (2) individual case estimates and (3) estimates of incurred but not reported losses.

Provisions for losses and loss adjustment expenses are charged to earnings after deducting amounts recovered and estimates of recoverable amounts under ceded reinsurance contracts. Reinsurance contracts do not relieve the ceding company of its obligations to indemnify policyholders with respect to the underlying insurance and reinsurance contracts.

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

The excess, if any, of the estimated ultimate liabilities for claims and claim costs over the premiums earned with respect to retroactive property/casualty reinsurance contracts are established as deferred charges at inception of such contracts. Deferred charges are subsequently amortized using the interest method over the expected claim settlement periods. Changes to the estimated timing or amount of loss payments produce changes in periodic amortization. Changes in such estimates are applied retrospectively and are included in insurance losses and loss adjustment expenses in the period of the change. The unamortized balances are included in other assets and were $4,019 million and $4,139 million at December 31, 2012 and 2011, respectively.

(n)	Insurance policy acquisition costs

With regards to insurance policies issued or renewed on or after January 1, 2012, incremental costs that are directly related to the successful acquisition of new or renewal of insurance contracts are capitalized, subject to ultimate recoverability, and are subsequently amortized to underwriting expenses as the related premiums are earned. Direct incremental acquisition costs include commissions, premium taxes, and certain other costs associated with successful efforts. Prior to January 1, 2012, in addition to these direct incremental costs, capitalized costs also included certain advertising and other costs that are no longer eligible to be capitalized. All other underwriting costs are expensed as incurred. The recoverability of capitalized insurance policy acquisition costs generally reflects anticipation of investment income. The unamortized balances are included in other assets and were $1,682 million and $1,890 million at December 31, 2012 and 2011, respectively.

(p)	Regulated utilities and energy businesses

Certain domestic energy subsidiaries prepare their financial statements in accordance with authoritative guidance for regulated operations, reflecting the economic effects of regulation from the ability to recover certain costs from customers and the requirement to return revenues to customers in the future through the regulated rate-setting process. Accordingly, certain costs are deferred as regulatory assets and obligations are accrued as regulatory liabilities which will be amortized into operating expenses and revenues over various future periods. At December 31, 2012, our Consolidated Balance Sheet includes $2,909 million in regulatory assets and $1,813 million in regulatory liabilities. At December 31, 2011, our Consolidated Balance Sheet includes $2,918 million in regulatory assets and

Notes to Consolidated Financial Statements (Continued)

(1)	Significant accounting policies and practices (Continued)

(p)	Regulated utilities and energy businesses (Continued)

$1,731 million in regulatory liabilities. Regulatory assets and liabilities are components of other assets and other liabilities of utilities and energy businesses.

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

Berkshire files a consolidated federal income tax return in the United States, which includes our eligible subsidiaries. In addition, we file income tax returns in state, local and foreign jurisdictions as applicable. Provisions for current income tax liabilities are calculated and accrued on income and expense amounts expected to be included in the income tax returns for the current year. Income taxes reflected in earnings also include deferred income tax provisions for the temporary differences between income and expense amounts includable in current income tax returns and amounts reported for financial reporting purposes.

Deferred income taxes are calculated under the liability method. Deferred income tax assets and liabilities are computed on differences between the financial statement bases and tax bases of assets and liabilities at the enacted tax rates. Changes in deferred income tax assets and liabilities that are associated with components of other comprehensive income are charged or credited directly to other comprehensive income. Otherwise, changes in deferred income tax assets and liabilities are included as a component of income tax expense, as deferred income tax expense. The effect on deferred income tax assets and liabilities attributable to changes in enacted tax rates are charged or credited to income tax expense in the period of enactment. Valuation allowances are established for certain deferred tax assets where realization is not likely.

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

As of January 1, 2012, we adopted ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts”, which specifies that only direct incremental costs associated with successful efforts in acquiring or renewing of insurance contracts should be capitalized and amortized over the policy term. All other costs are required to be expensed as incurred. Capitalized costs include certain advertising costs if the primary purpose of the

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

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities” and in January 2013, the FASB issued ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11, as c1arified, enhances disclosures surrounding offsetting (netting) assets and liabilities. The clarified standard applies to derivatives, repurchase agreements and securities lending transactions and requires companies to disclose gross and net information about financial instruments and derivatives eligible for offset and to disclose financial instruments and derivatives subject to master netting arrangements in financial statements. The clarified standard is effective for fiscal years beginning on or after January 1, 2013 and is required to be applied retrospectively.

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

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires disclosure by component of other comprehensive income of the amounts reclassified out of accumulated other comprehensive income by component and into net earnings for the reporting period. ASU 2013-02 is effective for reporting periods beginning on or after December 15, 2012.

We do not believe that the adoption of these new pronouncements will have a material effect on our Consolidated Financial Statements.

(2)	Significant business acquisitions

Our long-held acquisition strategy is to acquire businesses with consistent earning power, good returns on equity and able and honest management at sensible prices. In 2012, we completed several smaller-sized business acquisitions, most of which we consider as “bolt-on” acquisitions to several of our existing business operations. Aggregate consideration paid in 2012 for acquisitions was approximately $3.2 billion, which included $438 million for entities that will develop, construct and subsequently operate renewable energy generation facilities. We do not believe that these acquisitions are material, individually or in the aggregate, to our Consolidated Financial Statements.

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

Notes to Consolidated Financial Statements (Continued)

(2)	Significant business acquisitions (Continued)

On February 12, 2010, we acquired all of the outstanding common stock of the Burlington Northern Santa Fe Corporation (“BNSF”) that we did not already own (about 264.5 million shares or 77.5% of the outstanding shares) for aggregate consideration of $26.5 billion that consisted of cash of approximately $15.9 billion with the remainder in Berkshire common stock (80,931 Class A shares and 20,976,621 Class B shares). BNSF is based in Fort Worth, Texas, and through its wholly-owned subsidiary, BNSF Railway Company, currently operates one of the largest railroad systems in North America with approximately 32,500 route miles of track (including 23,000 route miles of track owned by BNSF) in 28 states and two Canadian provinces.

We accounted for the BNSF acquisition pursuant to the acquisition method and our valuation of the identified assets and liabilities and the resulting excess amount recorded as goodwill as of the acquisition date was completed as of December 31, 2010. BNSF’s financial results are consolidated in our financial statements beginning on February 12, 2010. Prior to February 12, 2010, we owned 76.8 million shares of BNSF (22.5% of the outstanding shares), which we acquired between August 2006 and January 2009. We accounted for those shares pursuant to the equity method and as of February 12, 2010, our investment had a carrying value of approximately $6.6 billion. Upon completion of the acquisition of the remaining BNSF shares, we re-measured our previously owned investment in BNSF at fair value. Accordingly, in 2010, we recognized a one-time holding gain of $979 million representing the difference between the fair value of the BNSF shares that we acquired prior to February 12, 2010 and our carrying value under the equity method.

We have owned a controlling interest in Marmon Holdings, Inc. (“Marmon”) since 2008. In the fourth quarter of 2012, pursuant to the terms of the 2008 Marmon acquisition agreement, we acquired an additional 10% of the outstanding shares of Marmon held by noncontrolling interests for aggregate consideration of approximately $1.4 billion. Approximately $800 million of the consideration was paid in the fourth quarter of 2012, and the remainder is payable in March 2013. In the fourth quarter of 2010, we acquired 16.6% of Marmon’s outstanding common stock for approximately $1.5 billion. As a result of these acquisitions, our ownership interest in Marmon has increased to approximately 90%. These purchases were accounted for as acquisitions of noncontrolling interests. The differences between the consideration paid or payable and the carrying amounts of the noncontrolling interests acquired were recorded as reductions in Berkshire’s shareholders equity of approximately $700 million in 2012 and $614 million in 2010. We are contractually required to acquire substantially all of the remaining noncontrolling interests of Marmon no later than March 31, 2014, for an amount that will be based on Marmon’s future operating results.

(3)	Investments in fixed maturity securities

Investments in securities with fixed maturities as of December 31, 2012 and 2011 are summarized by type below (in millions).

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2012
U.S. Treasury, U.S. government corporations and agencies	$2,742	$33	$—	$2,775
States, municipalities and political subdivisions	2,735	178	—	2,913
Foreign governments	11,098	302	(45)	11,355
Corporate bonds	10,410	2,254	(3)	12,661
Mortgage-backed securities	2,276	318	(7)	2,587

	$29,261	$3,085	$(55)	$32,291

December 31, 2011
U.S. Treasury, U.S. government corporations and agencies	$2,894	$41	$—	$2,935
States, municipalities and political subdivisions	2,862	208	—	3,070
Foreign governments	10,608	283	(48)	10,843
Corporate bonds	11,120	1,483	(155)	12,448
Mortgage-backed securities	2,564	343	(15)	2,892

	$30,048	$2,358	$(218)	$32,188

Notes to Consolidated Financial Statements (Continued)

(3)	Investments in fixed maturity securities (Continued)

Investments in fixed maturity securities are reflected in our Consolidated Balance Sheets as follows (in millions).

	December 31,
	2012	2011
Insurance and other	$31,449	$31,222
Finance and financial products	842	966

	$32,291	$32,188

Investments in foreign government securities include securities issued by national and provincial government entities as well as instruments that are unconditionally guaranteed by such entities. As of December 31, 2012, approximately 96% of foreign government holdings were rated AA or higher by at least one of the major rating agencies and securities issued or guaranteed by Germany, the United Kingdom, Canada, Australia and The Netherlands represented approximately 80% of these investments. Unrealized losses on all fixed maturity investments in a continuous unrealized loss position for more than twelve consecutive months were $9 million as of December 31, 2012 and $20 million as of December 31, 2011.

The amortized cost and estimated fair value of securities with fixed maturities at December 31, 2012 are summarized below by contractual maturity dates. Actual maturities will differ from contractual maturities because issuers of certain of the securities retain early call or prepayment rights. Amounts are in millions.

	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Mortgage-backed securities	Total
Amortized cost	$5,878	$13,851	$4,792	$2,464	$2,276	$29,261
Fair value	5,994	15,161	5,576	2,973	2,587	32,291

(4)	Investments in equity securities

Investments in equity securities as of December 31, 2012 and 2011 are summarized based on the primary industry of the investee in the table below (in millions).

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2012
Banks, insurance and finance	$18,600	$14,753	$(2)	$33,351
Consumer products	7,546	14,917	—	22,463
Commercial, industrial and other	24,361	7,687	(200)	31,848

	$50,507	$37,357	$(202)	$87,662

December 31, 2011
Banks, insurance and finance	$16,697	$9,480	$(1,269)	$24,908
Consumer products	12,390	14,320	—	26,710
Commercial, industrial and other	20,523	4,973	(123)	25,373

	$49,610	$28,773	$(1,392)	$76,991

As of December 31, 2012 and 2011, we concluded that there were no unrealized losses that were other-than-temporary. Our conclusions were based on: (a) our ability and intent to hold the securities to recovery; (b) our assessment that the underlying business and financial condition of each of these issuers was favorable; (c) our opinion that the relative price declines were not significant; and (d) our belief that it was reasonably possible that market prices will increase to and exceed our cost in a relatively short period of time. As of December 31, 2012, unrealized losses on equity securities in a continuous unrealized loss position for more than twelve consecutive months were $45 million. There were none as of December 31, 2011.

Notes to Consolidated Financial Statements (Continued)

(4)	Investments in equity securities (Continued)

Investments in equity securities are reflected in our Consolidated Balance Sheets as follows (in millions).

	December 31,
	2012	2011
Insurance and other	$86,467	$76,063
Railroad, utilities and energy *	675	488
Finance and financial products *	520	440

	$87,662	$76,991

*	Included in other assets.

(5)    Other investments

Other investments include fixed maturity and equity securities of The Goldman Sachs Group, Inc. (“GS”), General Electric Company (“GE”), Wm. Wrigley Jr. Company (“Wrigley”), The Dow Chemical Company (“Dow”) and Bank of America Corporation (“BAC”). A summary of other investments follows (in millions).

	Cost	Net Unrealized Gains	Fair Value	Carrying Value
December 31, 2012
Other fixed maturity and equity securities:
Insurance and other	$13,109	$3,823	$16,932	$16,057
Finance and financial products	3,148	1,804	4,952	4,952

	$16,257	$5,627	$21,884	$21,009

December 31, 2011
Other fixed maturity and equity securities:
Insurance and other	$13,051	$1,055	$14,106	$13,111
Finance and financial products	3,198	623	3,821	3,810

	$16,249	$1,678	$17,927	$16,921

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

Notes to Consolidated Financial Statements (Continued)

(5)	Other investments (Continued)

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

(6)    Investment gains/losses and other-than-temporary investment losses

Investment gains/losses for each of the three years ending December 31, 2012 are summarized below (in millions).

	2012	2011	2010
Fixed maturity securities —
Gross gains from sales and other disposals	$188	$310	$720
Gross losses from sales and other disposals	(354)	(10)	(16)
Equity securities and other investments —
Gross gains from sales and other disposals	1,468	1,889	2,603
Gross losses from sales and other disposals	(12)	(36)	(266)
Other	509	29	1,017

	$1,799	$2,182	$4,058

Investment gains/losses for each of the three years ending December 31, 2012 are reflected in our Consolidated Statements of Earnings as follows (in millions).

	2012	2011	2010
Insurance and other	$1,327	$1,973	$4,044
Finance and financial products	472	209	14

	$1,799	$2,182	$4,058

Investment gains from equity securities and other investments in 2011 included $1,775 million with respect to the redemptions of our GS and GE Preferred investments and $1.3 billion in 2010 from the redemption of the Swiss Re perpetual capital instrument. In 2010, other gains included a one-time holding gain of $979 million related to our BNSF acquisition.

Other-than-temporary investment (“OTTI”) losses for each of the three years ending December 31, 2012 were as follows (in millions).

	2012	2011	2010
Equity securities	$—	$506	$953
Fixed maturity securities	337	402	1,020

	$337	$908	$1,973

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

Notes to Consolidated Financial Statements (Continued)

(6)	Investment gains/losses and other-than-temporary investment losses (Continued)

In 2012, we recorded OTTI losses of $337 million on bonds issued by Texas Competitive Electric Holdings (“TCEH”). In addition, substantially all of the OTTI losses on fixed maturity securities in 2011 and 2010 were related to TCEH. In recognizing the OTTI losses related to our TCEH investments, we concluded that we were unlikely to receive all remaining contractual principal and interest payments when due.

In 2011, OTTI losses included $337 million with respect to 103.6 million shares of our investment in Wells Fargo & Company (“Wells Fargo”) common stock. These shares had an aggregate original cost of $3,621 million. On March 31, 2011, when we recorded the losses, we also held an additional 255.4 million shares of Wells Fargo which were acquired at an aggregate cost of $4,394 million and which had unrealized gains of $3,704 million. Due to the length of time that certain of these shares were in a continuous unrealized loss position and because we account for realized gains and losses from dispositions on a specific identification basis, accounting regulations required us to record the unrealized losses in earnings. However, the unrealized gains were not reflected in earnings but were instead recorded directly in shareholders’ equity as a component of accumulated other comprehensive income. In 2010, we recorded OTTI losses of $953 million related to equity securities. The OTTI losses averaged about 20% of the original cost of the securities.

(7)    Receivables

Receivables of insurance and other businesses are comprised of the following (in millions).

	December 31,
	2012	2011
Insurance premiums receivable	$7,845	$6,663
Reinsurance recoverable on unpaid losses	2,925	2,953
Trade and other receivables	11,369	9,772
Allowances for uncollectible accounts	(386)	(376)

	$21,753	$19,012

Loans and finance receivables of finance and financial products businesses are comprised of the following (in millions).

	December 31,
	2012	2011
Consumer installment loans and finance receivables	$12,701	$13,463
Commercial loans and finance receivables	469	860
Allowances for uncollectible loans	(361)	(389)

	$12,809	$13,934

Allowances for uncollectible loans predominantly relate to consumer installment loans. Provisions for consumer loan losses were $312 million in 2012 and $337 million in 2011. Loan charge-offs, net of recoveries, were $339 million in 2012 and $321 million in 2011. Consumer loan amounts are net of unamortized acquisition discounts of $459 million at December 31, 2012 and $500 million at December 31, 2011. At December 31, 2012, approximately 97% of consumer installment loan balances were evaluated collectively for impairment, whereas about 64% of commercial loan balances were evaluated individually for impairment. As a part of the evaluation process, credit quality indicators are reviewed and loans are designated as performing or non-performing. At December 31, 2012, approximately 98% of consumer installment and commercial loan balances were determined to be performing and approximately 93% of those balances were current as to payment status.

Notes to Consolidated Financial Statements (Continued)

(8)    Inventories

Inventories are comprised of the following (in millions).

	December 31,
	2012	2011
Raw materials	$1,699	$1,598
Work in process and other	883	897
Finished manufactured goods	3,187	3,114
Goods acquired for resale	3,906	3,366

	$9,675	$8,975

(9)    Goodwill and other intangible assets

A reconciliation of the change in the carrying value of goodwill is as follows (in millions).

	December 31,
	2012	2011
Balance at beginning of year	$53,213	$49,006
Acquisitions of businesses	1,442	4,179
Other, including foreign currency translation	(132)	28

Balance at end of year	$54,523	$53,213

Intangible assets other than goodwill are included in other assets and are summarized by type as follows (in millions).

	December 31, 2012		December 31, 2011
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Insurance and other	$11,737	$2,994	$11,016	$2,319
Railroad, utilities and energy	2,163	913	2,088	623

	$13,900	$3,907	$13,104	$2,942

Trademarks and trade names	$2,819	$278	$2,655	$219
Patents and technology	5,014	2,059	4,900	1,496
Customer relationships	4,565	1,155	4,060	840
Other	1,502	415	1,489	387

	$13,900	$3,907	$13,104	$2,942

Intangible assets with definite lives are amortized based on the estimated pattern in which the economic benefits are expected to be consumed or on a straight-line basis over their estimated economic lives. Amortization expense was $1,008 million in 2012, $809 million in 2011 and $692 million in 2010. Estimated amortization expense over the next five years is as follows (in millions): 2013 – $1,190; 2014 – $1,076; 2015 – $733; 2016 – $639 and 2017 – $539. Intangible assets with indefinite lives as of December 31, 2012 and 2011 were $2,328 million and $2,250 million, respectively. Intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.

Notes to Consolidated Financial Statements (Continued)

(10) Property, plant and equipment

Property, plant and equipment of our insurance and other businesses is comprised of the following (in millions).

	Ranges of estimated useful life	December 31,
		2012	2011
Land	—	$1,048	$940
Buildings and improvements	2 – 40 years	6,074	5,429
Machinery and equipment	3 – 20 years	15,436	13,589
Furniture, fixtures and other	2 – 20 years	2,736	2,397
Assets held for lease	12 – 30 years	6,731	5,997

		32,025	28,352
Accumulated depreciation		(12,837)	(10,175)

		$19,188	$18,177

Assets held for lease consist primarily of railroad tank cars, intermodal tank containers and other equipment in the transportation and equipment services businesses. As of December 31, 2012, the minimum future lease rentals to be received on the equipment lease fleet (including rail cars leased from others) were as follows (in millions): 2013 – $730; 2014 – $574; 2015 – $436; 2016 – $314; 2017 – $193; and thereafter – $245.

Property, plant and equipment of our railroad and our utilities and energy businesses is comprised of the following (in millions).

	Ranges of estimated useful life	December 31,
		2012	2011
Railroad:
Land	—	$5,950	$5,925
Track structure and other roadway	5 – 100 years	38,255	36,760
Locomotives, freight cars and other equipment	5 – 37 years	6,528	5,533
Construction in progress	—	963	885
Utilities and energy:
Utility generation, distribution and transmission system	5 – 80 years	42,682	40,180
Interstate pipeline assets	3 – 80 years	6,354	6,245
Independent power plants and other assets	3 – 30 years	1,860	1,106
Construction in progress	—	2,647	1,559

		105,239	98,193
Accumulated depreciation		(17,555)	(15,979)

		$87,684	$82,214

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

Notes to Consolidated Financial Statements (Continued)

(11)	Derivative contracts (Continued)

contracts with the expectation that the premiums received would exceed the amounts ultimately paid to counterparties. A summary of derivative contracts of our finance and financial products businesses follows (in millions).

	December 31, 2012				December 31, 2011
	Assets (3)	Liabilities	Notional Value		Assets (3)	Liabilities	Notional Value
Equity index put options	$—	$7,502	$33,357	(1)	$—	$8,499	$34,014	(1)
Credit default	41	429	11,691	(2)	55	1,527	24,194	(2)
Other, principally interest rate and foreign currency	130	2			268	156
Counterparty netting	—	—			(67)	(43)

	$171	$7,933			$256	$10,139

(1)	Represents the aggregate undiscounted amount payable at the contract expiration dates assuming that the value of each index is zero at the contract expiration date.

(2)	Represents the maximum undiscounted future value of losses payable under the contracts, if all underlying issuers default and the residual value of the obligations is zero.

(3)	Included in other assets of finance and financial products businesses.

Derivative gains/losses of our finance and financial products businesses included in our Consolidated Statements of Earnings for each of the three years ending December 31, 2012 were as follows (in millions).

	2012	2011	2010
Equity index put options	$997	$(1,787)	$172
Credit default	894	(251)	250
Other, principally interest rate and foreign currency	72	(66)	(161)

	$1,963	$(2,104)	$261

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

At December 31, 2012, the aggregate intrinsic value (which is the undiscounted liability assuming the contracts are settled on their future expiration dates based on the December 31, 2012 index values and foreign currency exchange rates) was approximately $3.9 billion. At December 31, 2011, the aggregate intrinsic value of these contracts, assuming the contracts were settled on that date, was approximately $6.2 billion. However, these contracts may not be unilaterally terminated or fully settled before the expiration dates which occur between June 2018 and January 2026. Therefore, the ultimate amount of cash basis gains or losses on these contracts will not be determined for many years. The remaining weighted average life of all contracts was approximately 8 years at December 31, 2012.

Our credit default contracts were written on various indexes of non-investment grade (or “high yield”) corporate issuers, as well as investment grade corporate and state/municipal debt issuers. These contracts cover the loss in value of specified debt obligations of the issuers arising from default events, which are usually from their failure to make payments or bankruptcy. Loss amounts are subject to contract limits. We have written no new contracts since February 2009.

At December 31, 2012, state/municipality credit contract exposures relate to more than 500 debt issues with maturities ranging from 2019 to 2054. The aggregate notional value of these issues is approximately $7.8 billion and the debt issues have a weighted average maturity of approximately 19 years. Pursuant to the contract terms, future loss payments, if any, cannot be settled before the maturity dates of the underlying obligations. In August 2012, state/municipality credit contracts with notional values of $8.25 billion were terminated. We have no further obligations with respect to the terminated contracts.

Individual investment grade and high-yield corporate contracts in-force as of December 31, 2012 had an aggregate notional value of approximately $3.9 billion. All of these contracts will expire in 2013. Premiums under individual corporate credit

Notes to Consolidated Financial Statements (Continued)

(11) Derivative contracts (Continued)

default contracts are, generally, due from counterparties on a quarterly basis over the terms of the contracts. Otherwise, we have no counterparty credit risk under our credit default contracts because all premiums were received at the inception of the contracts.

With limited exceptions, our equity index put option and credit default contracts contain no collateral posting requirements with respect to changes in the fair value or intrinsic value of the contracts and/or a downgrade of Berkshire’s credit ratings. As of December 31, 2012, our collateral posting requirement under contracts with collateral provisions was $40 million compared to $238 million at December 31, 2011. If Berkshire’s credit ratings (currently AA+ from Standard & Poor’s and Aa2 from Moody’s) are downgraded below either A- by Standard & Poor’s or A3 by Moody’s, additional collateral of up to $1.1 billion could be required to be posted.

Our regulated utility subsidiaries are exposed to variations in the prices of fuel required to generate electricity, wholesale electricity purchased and sold and natural gas supplied for customers. Derivative instruments, including forward purchases and sales, futures, swaps and options, are used to manage a portion of these price risks. Derivative contract assets are included in other assets of railroad, utilities and energy businesses and were $49 million and $71 million as of December 31, 2012 and December 31, 2011, respectively. Derivative contract liabilities are included in accounts payable, accruals and other liabilities of railroad, utilities and energy businesses and were $234 million and $336 million as of December 31, 2012 and December 31, 2011, respectively. Unrealized gains and losses under the contracts of our regulated utilities that are probable of recovery through rates are recorded as regulatory assets or liabilities. Unrealized gains or losses on contracts accounted for as cash flow or fair value hedges are recorded in accumulated other comprehensive income or in net earnings, as appropriate.

(12) Supplemental cash flow information

A summary of supplemental cash flow information for each of the three years ending December 31, 2012 is presented in the following table (in millions).

	2012	2011	2010
Cash paid during the period for:
Income taxes	$4,695	$2,885	$3,547
Interest:
Insurance and other businesses	352	243	185
Railroad and utilities and energy businesses	1,829	1,821	1,667
Finance and financial products businesses	620	662	708

Non-cash investing and financing activities:
Liabilities assumed in connection with business acquisitions	1,751	5,836	31,406
Common stock issued in the acquisition of BNSF	—	—	10,577
Common stock issued in the acquisition of noncontrolling interests in Wesco Financial Corporation	—	245	—
Borrowings assumed in connection with certain property, plant and equipment additions	406	647	—

Notes to Consolidated Financial Statements (Continued)

(13) Unpaid losses and loss adjustment expenses

The liabilities for unpaid losses and loss adjustment expenses are based upon estimates of the ultimate claim costs associated with property and casualty claim occurrences as of the balance sheet dates including estimates for incurred but not reported (“IBNR”) claims. Considerable judgment is required to evaluate claims and establish estimated claim liabilities. A reconciliation of the changes in liabilities for unpaid losses and loss adjustment expenses of our property/casualty insurance subsidiaries for each of the three years ending December 31, 2012 is as follows (in millions).

	2012	2011	2010
Unpaid losses and loss adjustment expenses:
Gross liabilities at beginning of year	$63,819	$60,075	$59,416
Ceded losses and deferred charges at beginning of year	(7,092)	(6,545)	(6,879)

Net balance at beginning of year	56,727	53,530	52,537

Incurred losses recorded during the year:
Current accident year	22,239	23,031	20,357
Prior accident years	(2,126)	(2,202)	(2,270)

Total incurred losses	20,113	20,829	18,087

Payments during the year with respect to:
Current accident year	(9,667)	(9,269)	(7,666)
Prior accident years	(10,628)	(8,854)	(9,191)

Total payments	(20,295)	(18,123)	(16,857)

Unpaid losses and loss adjustment expenses:
Net balance at end of year	56,545	56,236	53,767
Ceded losses and deferred charges at end of year	6,944	7,092	6,545
Foreign currency translation adjustment	186	(100)	(312)
Business acquisitions	485	591	75

Gross liabilities at end of year	$64,160	$63,819	$60,075

Incurred losses recorded during the current year but attributable to a prior accident year (“prior accident years”) reflects the amount of estimation error charged or credited to earnings in each calendar year with respect to the liabilities established as of the beginning of that year. We reduced the beginning of the year net losses and loss adjustment expenses liability by $2,507 million in 2012, $2,780 million in 2011 and $2,793 million in 2010, which excludes the effects of the changes in reserve discount and deferred charge balances referred to below. In each of the past three years, the reductions reflected lower than expected private passenger auto, medical malpractice and casualty reinsurance losses. In 2011, we also recorded a sizable reduction in unpaid losses associated with retroactive reinsurance contracts. Accident year loss estimates are regularly adjusted to consider emerging loss development patterns of prior years’ losses, whether favorable or unfavorable.

Incurred losses for prior accident years also include charges associated with the changes in deferred charge balances related to retroactive reinsurance contracts incepting prior to the beginning of the year and net discounts recorded on liabilities for certain workers’ compensation claims. The aggregate charges included in prior accident years’ incurred losses were $381 million in 2012, $578 million in 2011 and $523 million in 2010. Net discounted workers’ compensation liabilities at December 31, 2012 and 2011 were $2,155 million and $2,250 million, respectively, reflecting net discounts of $1,990 million and $2,130 million, respectively.

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

The liabilities for environmental, asbestos and latent injury claims and claims expenses net of reinsurance recoverables were approximately $14.0 billion at December 31, 2012 and $13.9 billion at December 31, 2011. These liabilities included

Notes to Consolidated Financial Statements (Continued)

(13) Unpaid losses and loss adjustment expenses (Continued)

approximately $12.4 billion at December 31, 2012 and $12.3 billion at December 31, 2011 of liabilities assumed under retroactive reinsurance contracts. Liabilities arising from retroactive contracts with exposure to claims of this nature are generally subject to aggregate policy limits. Thus, our exposure to environmental and latent injury claims under these contracts is, likewise, limited. We monitor evolving case law and its effect on environmental and latent injury claims. Changing government regulations, newly identified toxins, newly reported claims, new theories of liability, new contract interpretations and other factors could result in significant increases in these liabilities. Such development could be material to our results of operations. We are unable to reliably estimate the amount of additional net loss or the range of net loss that is reasonably possible.

(14) Notes payable and other borrowings

Notes payable and other borrowings are summarized below (in millions). The weighted average interest rates and maturity date ranges shown in the following tables are based on borrowings as of December 31, 2012.

	Weighted Average Interest Rate	December 31,
		2012	2011
Insurance and other:
Issued by Berkshire due 2013-2047	2.3%	$8,323	$8,287
Short-term subsidiary borrowings	0.4%	1,416	1,490
Other subsidiary borrowings due 2013-2035	5.9%	3,796	3,991

		$13,535	$13,768

In January 2012, Berkshire issued $1.1 billion of 1.9% senior notes due in 2017 and $600 million of 3.4% senior notes due in 2022 and in February 2012 repaid maturing debt of $1.7 billion. In January 2013, Berkshire issued $2.6 billion of senior notes with interest rates ranging from 0.8% to 4.5% and maturities that range from 2016 to 2043. In February 2013, Berkshire repaid $2.6 billion of maturing senior notes.

	Weighted Average Interest Rate	December 31,
		2012	2011
Railroad, utilities and energy:
Issued by MidAmerican Energy Holdings Company (“MidAmerican”) and its subsidiaries:
MidAmerican senior unsecured debt due 2014-2037	6.3%	$4,621	$5,363
Subsidiary and other debt due 2013-2042	4.9%	17,002	14,552
Issued by BNSF due 2013-2097	5.5%	14,533	12,665

		$36,156	$32,580

MidAmerican subsidiary debt represents amounts issued pursuant to separate financing agreements. All, or substantially all, of the assets of certain MidAmerican subsidiaries are, or may be, pledged or encumbered to support or otherwise secure the debt. These borrowing arrangements generally contain various covenants including, but not limited to, leverage ratios, interest coverage ratios and debt service coverage ratios. In 2012, MidAmerican and subsidiaries issued or acquired approximately $3.1 billion of new term debt with interest rates from 1.43% to 5.75% and maturities ranging from 2013 to 2042 and repaid existing term debt of approximately $1.6 billion. In March and August 2012, BNSF issued $2.5 billion in new debentures in the aggregate with interest rates ranging from 3.05% to 4.4% and maturities ranging from 2022 to 2042. In 2012, BNSF repaid approximately $500 million of existing term debt. BNSF’s borrowings are primarily unsecured. As of December 31, 2012, BNSF and MidAmerican and their subsidiaries were in compliance with all applicable covenants. Berkshire does not guarantee any debt or other borrowings of BNSF, MidAmerican or their subsidiaries.

	Weighted Average Interest Rate	December 31,
		2012	2011
Finance and financial products:
Issued by Berkshire Hathaway Finance Corporation (“BHFC”) due 2013-2042	4.1%	$11,186	$11,531
Issued by other subsidiaries due 2013-2036	5.0%	1,859	2,505

		$13,045	$14,036

Notes to Consolidated Financial Statements (Continued)

(14) Notes payable and other borrowings (Continued)

The borrowings of BHFC, a wholly owned finance subsidiary of Berkshire, are fully and unconditionally guaranteed by Berkshire. In May and September 2012, BHFC issued in the aggregate $2.35 billion of senior notes with interest rates ranging from 1.6% to 4.4% and maturities ranging from 2017 to 2042. In 2012, BHFC repaid $2.7 billion of maturing senior notes. In January 2013, BHFC issued $500 million of new senior notes and repaid $500 million of maturing senior notes.

Certain of our subsidiaries have approximately $4.1 billion in the aggregate of unused lines of credit and commercial paper capacity at December 31, 2012, to support short-term borrowing programs and provide additional liquidity. In addition to borrowings of BHFC, Berkshire guarantees approximately $4 billion of other subsidiary borrowings as of December 31, 2012. Generally, Berkshire’s guarantee of a subsidiary’s debt obligation is an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all present and future payment obligations.

Principal repayments expected during each of the next five years are as follows (in millions).

	2013	2014	2015	2016	2017
Insurance and other	$4,160	$1,341	$1,981	$875	$1,418
Railroad, utilities and energy	2,477	1,638	1,190	751	1,176
Finance and financial products	3,874	1,301	1,625	155	1,558

	$10,511	$4,280	$4,796	$1,781	$4,152

(15) Income taxes

The liabilities for income taxes reflected in our Consolidated Balance Sheets are as follows (in millions).

	December 31,
	2012	2011
Currently payable (receivable)	$(255)	$(229)
Deferred	43,883	37,105
Other	866	928

	$44,494	$37,804

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are shown below (in millions).

	December 31,
	2012	2011
Deferred tax liabilities:
Investments – unrealized appreciation and cost basis differences	$16,075	$11,404
Deferred charges reinsurance assumed	1,392	1,449
Property, plant and equipment	29,715	28,414
Other	6,485	6,378

	53,667	47,645

Deferred tax assets:
Unpaid losses and loss adjustment expenses	(924)	(967)
Unearned premiums	(660)	(572)
Accrued liabilities	(3,466)	(3,698)
Derivative contract liabilities	(1,131)	(1,676)
Other	(3,603)	(3,627)

	(9,784)	(10,540)

Net deferred tax liability	$43,883	$37,105

Notes to Consolidated Financial Statements (Continued)

(15)	Income taxes (Continued)

We have not established deferred income taxes with respect to undistributed earnings of certain foreign subsidiaries. Earnings expected to remain reinvested indefinitely were approximately $7.9 billion as of December 31, 2012. Upon distribution as dividends or otherwise, such amounts would be subject to taxation in the U.S. as well as foreign countries. However, U.S. income tax liabilities would be offset, in whole or in part, by allowable tax credits deriving from income taxes previously paid to foreign jurisdictions. Further, repatriation of all earnings of foreign subsidiaries would be impracticable to the extent that such earnings represent capital needed to support normal business operations in those jurisdictions. As a result, we currently believe that any incremental U.S. income tax liabilities arising from the repatriation of distributable earnings of foreign subsidiaries would not be material.

Income tax expense reflected in our Consolidated Statements of Earnings for each of the three years ending December 31, 2012 is as follows (in millions).

	2012	2011	2010
Federal	$5,695	$3,474	$4,546
State	384	444	337
Foreign	845	650	724

	$6,924	$4,568	$5,607

Current	$4,711	$2,897	$3,668
Deferred	2,213	1,671	1,939

	$6,924	$4,568	$5,607

Income tax expense is reconciled to hypothetical amounts computed at the U.S. federal statutory rate for each of the three years ending December 31, 2012 in the table below (in millions).

	2012	2011	2010
Earnings before income taxes	$22,236	$15,314	$19,051

Hypothetical amounts applicable to above computed at the federal statutory rate	$7,783	$5,360	$6,668
Dividends received deduction and tax exempt interest	(518)	(497)	(504)
State income taxes, less federal income tax benefit	250	289	219
Foreign tax rate differences	(280)	(208)	(154)
U.S. income tax credits	(319)	(241)	(182)
BNSF holding gain	—	—	(342)
Other differences, net	8	(135)	(98)

	$6,924	$4,568	$5,607

We file income tax returns in the United States and in state, local and foreign jurisdictions. We are under examination by the taxing authorities in many of these jurisdictions. We have settled tax return liabilities with U.S. federal taxing authorities for years before 2005. During 2012, Berkshire and the U.S. Internal Revenue Service (“IRS”) tentatively resolved all proposed adjustments for the 2005 through 2009 tax years at the IRS Appeals level. In 2012, the IRS commenced auditing Berkshire’s consolidated U.S. federal income tax returns for the 2010 and 2011 tax years. We are also under audit or subject to audit with respect to income taxes in many state and foreign jurisdictions. It is reasonably possible that certain of our income tax examinations will be settled within the next twelve months. We currently do not believe that the outcome of unresolved issues or claims is likely to be material to our Consolidated Financial Statements.

At December 31, 2012 and 2011, net unrecognized tax benefits were $866 million and $928 million, respectively. Included in the balance at December 31, 2012, are $616 million of tax positions that, if recognized, would impact the effective tax rate. The remaining balance in net unrecognized tax benefits principally relates to tax positions for which the ultimate recognition is highly certain but for which there is uncertainty about the timing of such recognition. Because of the impact of deferred tax accounting, other than interest and penalties, the difference in recognition period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. As of December 31, 2012, we do not expect any material changes to the estimated amount of unrecognized tax benefits in the next twelve months.

Notes to Consolidated Financial Statements (Continued)

(16) Dividend restrictions – Insurance subsidiaries

Payments of dividends by our insurance subsidiaries are restricted by insurance statutes and regulations. Without prior regulatory approval, our principal insurance subsidiaries may declare up to approximately $10.6 billion as ordinary dividends before the end of 2013.

Combined shareholders’ equity of U.S. based property/casualty insurance subsidiaries determined pursuant to statutory accounting rules (Statutory Surplus as Regards Policyholders) was approximately $106 billion at December 31, 2012 and $95 billion at December 31, 2011. Statutory surplus differs from the corresponding amount determined on the basis of GAAP due to differences in accounting for certain assets and liabilities. For instance, deferred charges reinsurance assumed, deferred policy acquisition costs, certain unrealized gains and losses on investments in fixed maturity securities and related deferred income taxes are recognized for GAAP but not for statutory reporting purposes. In addition, under statutory reporting, goodwill is amortized over 10 years, whereas under GAAP, goodwill is not amortized and is subject to periodic tests for impairment.

(17) Fair value measurements

Our financial assets and liabilities are summarized below according to the fair value hierarchy. The carrying values of cash and cash equivalents, accounts receivable and accounts payable, accruals and other liabilities are considered to be reasonable estimates of their fair values. As of December 31, 2012 and 2011, the carrying values and fair values of financial assets and liabilities were as follows (in millions).

	Carrying Value	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012—Assets and liabilities carried at fair value:
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$2,775	$2,775	$1,225	$1,549	$1
States, municipalities and political subdivisions	2,913	2,913	—	2,912	1
Foreign governments	11,355	11,355	4,571	6,784	—
Corporate bonds	12,661	12,661	—	12,011	650
Mortgage-backed securities	2,587	2,587	—	2,587	—
Investments in equity securities	87,662	87,662	87,563	64	35
Other investments	15,750	15,750	—	—	15,750
Derivative contract assets (1)	220	220	1	128	91

Derivative contract liabilities:
Railroad, utilities and energy (2)	234	234	10	217	7
Finance and financial products:
Equity index put options	7,502	7,502	—	—	7,502
Credit default	429	429	—	—	429
Other	2	2	—	2	—
December 31, 2012—Assets and liabilities not carried at fair value:
Other investments	$5,259	$6,134	$—	$—	$6,134
Loans and finance receivables	12,809	11,991	—	304	11,687

Notes payable and other borrowings:
Insurance and other	13,535	14,284	—	14,284	—
Railroad, utilities and energy	36,156	42,074	—	42,074	—
Finance and financial products	13,045	14,005	—	13,194	811

Notes to Consolidated Financial Statements (Continued)

(17) Fair value measurements (Continued)

	Carrying Value	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011—Assets and liabilities carried at fair value:
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$2,935	$2,935	$843	$2,090	$2
States, municipalities and political subdivisions	3,070	3,070	—	3,069	1
Foreign governments	10,843	10,843	4,444	6,265	134
Corporate bonds	12,448	12,448	—	11,801	647
Mortgage-backed securities	2,892	2,892	—	2,892	—
Investments in equity securities	76,991	76,991	76,906	63	22
Other investments	11,669	11,669	—	—	11,669
Derivative contract assets (1)	327	327	—	205	122

Derivative contract liabilities:
Railroad, utilities and energy (2)	336	336	12	320	4
Finance and financial products:
Equity index put options	8,499	8,499	—	—	8,499
Credit default	1,527	1,527	—	—	1,527
Other	113	113	—	113	—

(1)	Included in other assets.

(2)	Included in accounts payable, accruals and other liabilities.

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

The fair values of substantially all of our financial instruments were measured using market or income approaches. Considerable judgment may be required in interpreting market data used to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that could be realized in an actual current market exchange. The use of alternative market assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

The hierarchy for measuring fair value consists of Levels 1 through 3, which are described below.

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

Reconciliations of assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for each of the three years ending December 31, 2012 follow (in millions).

	Investments in fixed maturity securities	Investments in equity securities	Other investments	Net derivative contract liabilities
Balance at December 31, 2009	$918	$304	$20,614	$(9,196)
Gains (losses) included in:
Earnings	—	—	1,305	471
Other comprehensive income	16	(8)	(358)	—
Regulatory assets and liabilities	—	—	—	(33)
Acquisitions, dispositions and settlements	9	(1)	(3,972)	533
Transfers into (out of) Level 3	(142)	(260)	—	3

Balance at December 31, 2010	801	35	17,589	(8,222)
Gains (losses) included in:
Earnings	—	—	—	(2,035)
Other comprehensive income	5	(13)	(2,120)	(3)
Regulatory assets and liabilities	—	—	—	144
Acquisitions	17	—	5,000	(68)
Dispositions	(39)	—	—	—
Settlements, net	—	—	—	275
Transfers into (out of) Level 3	—	—	(8,800)	1

Balance at December 31, 2011	784	22	11,669	(9,908)
Gains (losses) included in:
Earnings	—	—	—	1,873
Other comprehensive income	5	13	4,081	—
Regulatory assets and liabilities	—	—	—	(2)
Dispositions	(8)	—	—	—
Settlements, net	—	—	—	190
Transfers out of Level 3	(129)	—	—	—

Balance at December 31, 2012	$652	$35	$15,750	$(7,847)

During 2011, we transferred our investments in GS Preferred Stock and GE Preferred Stock from Level 3 to Level 2 given the then pending redemptions of the investments which occurred on April 18, 2011 and October 17, 2011, respectively. On September 1, 2011, we acquired preferred stock and common stock warrants of the Bank of America Corporation at an aggregate cost of $5 billion.

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

Notes to Consolidated Financial Statements (Continued)

(17) Fair value measurements (Continued)

Quantitative information as of December 31, 2012, with respect to assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) follows (in millions).

	Fair value	Principal valuation techniques	Unobservable Input	Weighted Average
Other investments:
Preferred stocks	$11,860	Discounted cash flow	Expected duration	10 years
			Discount for transferability restrictions and subordination	97 basis points
Common stock warrants	3,890	Warrant pricing model	Discount for transferability and hedging restrictions	19%
Net derivative liabilities:
Equity index put options	7,502	Option pricing model	Volatility	21%
Credit default-states/municipalities	421	Discounted cash flow	Credit spreads	85 basis points

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

Our state and municipality credit default contract values reflect credit spreads, contract durations, interest rates, bond prices and other inputs believed to be used by market participants in estimating fair value. We utilize discounted cash flow valuation models, which incorporate the aforementioned inputs as well as our own estimates of credit spreads for states and municipalities where there is no observable input. Increases or decreases to the credit spreads will produce increases or decreases in the fair values.

Notes to Consolidated Financial Statements (Continued)

(18) Common stock

Changes in Berkshire’s issued and outstanding common stock during the three years ending December 31, 2012 are shown in the table below.

	Class A, $5 Par Value (1,650,000 shares authorized)			Class B, $0.0033 Par Value (3,225,000,000 shares authorized)
	Issued	Treasury	Outstanding	Issued	Treasury	Outstanding
Balance at December 31, 2009	1,055,281	—	1,055,281	744,701,300	—	744,701,300
Shares issued in the acquisition of BNSF	80,931	—	80,931	20,976,621	—	20,976,621
Conversions of Class A common stock to Class B common stock and exercises of replacement stock options issued in a business acquisition	(188,752)	—	(188,752)	285,312,547	—	285,312,547

Balance at December 31, 2010	947,460	—	947,460	1,050,990,468	—	1,050,990,468
Shares issued to acquire noncontrolling interests of Wesco Financial Corporation	—	—	—	3,253,472	—	3,253,472
Conversions of Class A common stock to Class B common stock and exercises of replacement stock options issued in a business acquisition	(9,118)	—	(9,118)	15,401,421	—	15,401,421
Treasury shares acquired	—	(98)	(98)	—	(801,985)	(801,985)

Balance at December 31, 2011	938,342	(98)	938,244	1,069,645,361	(801,985)	1,068,843,376
Conversions of Class A common stock to Class B common stock and exercises of replacement stock options issued in a business acquisition	(33,814)	—	(33,814)	53,748,595	—	53,748,595
Treasury shares acquired	—	(9,475)	(9,475)	—	(606,499)	(606,499)

Balance at December 31, 2012	904,528	(9,573)	894,955	1,123,393,956	(1,408,484)	1,121,985,472

Each Class A common share is entitled to one vote per share. Class B common stock possesses dividend and distribution rights equal to one-fifteen-hundredth (1/1,500) of such rights of Class A common stock. Each Class B common share possesses voting rights equivalent to one-ten-thousandth (1/10,000) of the voting rights of a Class A share. Unless otherwise required under Delaware General Corporation Law, Class A and Class B common shares vote as a single class. Each share of Class A common stock is convertible, at the option of the holder, into 1,500 shares of Class B common stock. Class B common stock is not convertible into Class A common stock. On an equivalent Class A common stock basis, there were 1,642,945 shares outstanding as of December 31, 2012 and 1,650,806 shares outstanding as of December 31, 2011. In addition to our common stock, 1,000,000 shares of preferred stock are authorized, but none are issued and outstanding.

In September 2011, Berkshire’s Board of Directors (“Berkshire’s Board”) approved a common stock repurchase program under which Berkshire may repurchase its Class A and Class B shares at prices no higher than a 10% premium over the book value of the shares. In December 2012, Berkshire’s Board amended the repurchase program by raising the price limit to no higher than a 20% premium over book value. Berkshire may repurchase shares in the open market or through privately negotiated transactions. Berkshire’s Board authorization does not specify a maximum number of shares to be repurchased. However, repurchases will not be made if they would reduce Berkshire’s consolidated cash equivalent holdings below $20 billion. The repurchase program is expected to continue indefinitely and the amount of repurchases will depend entirely upon the level of cash available, the attractiveness of investment and business opportunities either at hand or on the horizon, and the degree of discount of the market price relative to management’s estimate of intrinsic value. The repurchase program does not obligate Berkshire to repurchase any dollar amount or number of Class A or Class B shares. In December 2012, Berkshire repurchased 9,475 Class A shares and 606,499 Class B shares for approximately $1.3 billion through a privately negotiated transaction and market purchases.

Notes to Consolidated Financial Statements (Continued)

(19) Accumulated other comprehensive income

A summary of the net changes in after-tax accumulated comprehensive income attributable to Berkshire Hathaway shareholders’ for each of the three years ending December 31, 2012 follows (in millions).

	Unrealized appreciation of investments	Foreign currency translation	Prior service and actuarial gains/losses of defined benefit plans	Other	Accumulated other comprehensive income
Balance at December 31, 2009	$18,785	$(30)	$(824)	$(138)	$17,793
Other comprehensive income (loss)	2,838	(193)	(51)	195	2,789
Transactions with noncontrolling interests	15	(17)	22	(19)	1

Balance at December 31, 2010	21,638	(240)	(853)	38	20,583
Other comprehensive income (loss)	(2,144)	(144)	(720)	3	(3,005)
Transactions with noncontrolling interests	132	1	(16)	(41)	76

Balance at December 31, 2011	19,626	(383)	(1,589)	—	17,654
Other comprehensive income (loss)	9,647	267	(21)	(47)	9,846
Transactions with noncontrolling interests	(19)	(4)	9	14	—

Balance at December 31, 2012	$29,254	$(120)	$(1,601)	$(33)	$27,500

(20) Pension plans

Several of our subsidiaries individually sponsor defined benefit pension plans covering certain employees. Benefits under the plans are generally based on years of service and compensation, although benefits under certain plans are based on years of service and fixed benefit rates. Our subsidiaries make contributions to the plans, generally, to meet regulatory requirements. Additional amounts may be contributed on a discretionary basis.

The components of net periodic pension expense for each of the three years ending December 31, 2012 are as follows (in millions).

	2012	2011	2010
Service cost	$247	$191	$165
Interest cost	583	568	543
Expected return on plan assets	(610)	(579)	(528)
Other, primarily amortization of actuarial losses	220	102	69

Net pension expense	$440	$282	$249

The accumulated benefit obligation is the actuarial present value of benefits earned based on service and compensation prior to the valuation date. As of December 31, 2012 and 2011, the accumulated benefit obligation was $12,915 million and $11,947 million, respectively. The projected benefit obligation (“PBO”) is the actuarial present value of benefits earned based upon service and compensation prior to the valuation date and, if applicable, includes assumptions regarding future compensation levels. A reconciliation of the changes in the PBOs for each of the years ending December 31, 2012 and 2011 is shown in the table that follows (in millions).

	2012	2011
Projected benefit obligation, beginning of year	$12,992	$10,598
Service cost	247	191
Interest cost	583	568
Benefits paid	(879)	(579)
Business acquisitions	8	1,017
Actuarial (gains) or losses and other	1,122	1,197

Projected benefit obligation, end of year	$14,073	$12,992

Notes to Consolidated Financial Statements (Continued)

(20) Pension plans (Continued)

Benefit obligations under qualified U.S. defined benefit pension plans are funded through assets held in trusts. Pension obligations under certain non-U.S. plans and non-qualified U.S. plans are unfunded. As of December 31, 2012, PBOs of non-qualified U.S. plans and non-U.S. plans which are not funded through assets held in trusts were $1,048 million. A reconciliation of the changes in assets of all plans for each of the years ending December 31, 2012 and 2011 is presented in the table that follows (in millions).

	2012	2011
Plan assets at beginning of year	$9,150	$8,246
Employer contributions	649	523
Benefits paid	(879)	(579)
Actual return on plan assets	1,429	361
Business acquisitions	6	632
Other	81	(33)

Plan assets at end of year	$10,436	$9,150

Fair value measurements for pension assets as of December 31, 2012 and 2011 follow (in millions).

	Total Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012
Cash and equivalents	$900	$345	$555	$—
Government obligations	899	529	370	—
Investment funds	2,069	413	1,650	6
Corporate debt obligations	689	86	603	—
Equity securities	5,444	5,211	233	—
Other	435	12	97	326

	$10,436	$6,596	$3,508	$332

December 31, 2011
Cash and equivalents	$830	$797	$33	$—
Government obligations	915	534	380	1
Investment funds	1,872	402	1,465	5
Corporate debt obligations	1,180	95	1,085	—
Equity securities	3,618	3,432	186	—
Other	735	37	314	384

	$9,150	$5,297	$3,463	$390

Refer to Note 17 for a discussion of the three levels in the hierarchy of fair values. Pension assets measured at fair value with significant unobservable inputs (Level 3) for the years ending December 31, 2012 and 2011 consisted primarily of real estate and limited partnership interests. Pension plan assets are generally invested with the long-term objective of earning amounts sufficient to cover expected benefit obligations, while assuming a prudent level of risk. Allocations may change as a result of changing market conditions and investment opportunities. The expected rates of return on plan assets reflect subjective assessments of expected invested asset returns over a period of several years. Generally, past investment returns are not given significant consideration when establishing assumptions for expected long-term rates of returns on plan assets. Actual experience will differ from the assumed rates.

Benefits payments expected over the next ten years are as follows (in millions): 2013 – $704; 2014 – $708; 2015 – $719; 2016 – $701; 2017 – $750; and 2018 to 2022 – $3,877. Sponsoring subsidiaries expect to contribute $377 million to defined benefit pension plans in 2013.

Notes to Consolidated Financial Statements (Continued)

(20) Pension plans (Continued)

The net funded status of the defined benefit pension plans is summarized in the table that follows (in millions).

	December 31,
	2012	2011
Amounts recognized in the Consolidated Balance Sheets:
Accounts payable, accruals and other liabilities	$3,441	$3,686
Losses and loss adjustment expenses	256	214
Other assets	(60)	(58)

	$3,637	$3,842

A reconciliation of the pre-tax accumulated other comprehensive income (loss) related to defined benefit pension plans for each of the two years ending December 31, 2012 follows (in millions). We estimate that $221 million of the balance at December 31, 2012 will be included in pension expense in 2013.

	2012	2011
Balance at beginning of year	$(2,521)	$(1,395)
Amount included in net periodic pension expense	130	76
Gains (losses) current period and other	(125)	(1,202)

Balance at end of year	$(2,516)	$(2,521)

Weighted average interest rate assumptions used in determining projected benefit obligations and net periodic pension expense were as follows.

	2012	2011
Applicable to pension benefit obligations:
Discount rate	4.0%	4.6%
Expected long-term rate of return on plan assets	6.6	6.9
Rate of compensation increase	3.6	3.7
Discount rate applicable to pension expense	4.5	5.3

Several of our subsidiaries also sponsor defined contribution retirement plans, such as 401(k) or profit sharing plans. Employee contributions to the plans are subject to regulatory limitations and the specific plan provisions. Several of the plans provide that the subsidiary match these contributions up to levels specified in the plans and provide for additional discretionary contributions as determined by management. Employer contributions expensed with respect to these plans were $637 million, $572 million and $567 million for the years ending December 31, 2012, 2011 and 2010, respectively.

(21) Contingencies and Commitments

We are parties in a variety of legal actions arising out of the normal course of business. In particular, such legal actions affect our insurance and reinsurance businesses. Such litigation generally seeks to establish liability directly through insurance contracts or indirectly through reinsurance contracts issued by Berkshire subsidiaries. Plaintiffs occasionally seek punitive or exemplary damages. We do not believe that such normal and routine litigation will have a material effect on our financial condition or results of operations. Berkshire and certain of its subsidiaries are also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines and penalties. We believe that any liability that may arise as a result of other pending legal actions will not have a material effect on our consolidated financial condition or results of operations.

On February 13, 2013, Berkshire and an affiliate of the global investment firm 3G Capital (“3G”), through a newly formed holding company (“Holdco”) entered into a definitive merger agreement to acquire H.J. Heinz Company (“Heinz”). Under the terms of the agreement, Heinz shareholders will receive $72.50 in cash for each outstanding share of common stock (approximately $23.25 billion in the aggregate.) Berkshire and 3G have committed to make equity investments in Holdco, which together with debt financing to be obtained by Holdco will be used to acquire Heinz. Berkshire’s commitment is for the purchase of $4.12 billion of Holdco common stock and $8 billion of its preferred stock that will pay a 9% dividend. 3G has

Notes to Consolidated Financial Statements (Continued)

(21) Contingencies and Commitments (Continued)

committed to purchase $4.12 billion of Holdco common stock. Berkshire and 3G will each possess a 50% voting interest in Holdco and following the acquisition, a 50% voting interest in Heinz. The acquisition is subject to approval by Heinz shareholders, receipt of regulatory approvals and other customary closing conditions, and is expected to close in the third quarter of 2013.

Heinz Company is one of the world’s leading marketers and producers of healthy, convenient and affordable foods specializing in ketchup, sauces, meals, soups, snacks and infant nutrition. Heinz is a global family of leading branded products, including Heinz® Ketchup, sauces, soups, beans, pasta and infant foods (representing over one third of Heinz’s total sales), Ore-Ida® potato products, Weight Watchers® Smart Ones® entrées, T.G.I. Friday’s® snacks, and Plasmon infant nutrition.

We lease certain manufacturing, warehouse, retail and office facilities as well as certain equipment. Rent expense for all operating leases was $1,401 million in 2012, $1,288 million in 2011 and $1,204 million in 2010. Future minimum rental payments for operating leases having initial or remaining non-cancelable terms in excess of one year are as follows. Amounts are in millions.

2013	2014	2015	2016	2017	After 2017	Total
$1,186	$1,060	$930	$841	$716	$3,894	$8,627

Our subsidiaries regularly make commitments in the ordinary course of business to purchase goods and services used in their businesses. The most significant of these commitments relate to our railroad, utilities and energy and fractional aircraft ownership businesses. As of December 31, 2012, future purchase commitments under all subsidiary arrangements are expected to be paid as follows: $13.1 billion in 2013, $5.4 billion in 2014, $4.1 billion in 2015, $3.0 billion in 2016, $2.5 billion in 2017 and $10.6 billion after 2017.

Pursuant to the terms of our Marmon acquisition agreement we are required to acquire substantially all remaining Marmon noncontrolling interests in March 2014. The consideration to be paid will be contingent upon future operating results of Marmon. Pursuant to the terms of shareholder agreements with noncontrolling shareholders in certain of our other less than wholly-owned subsidiaries, we may be obligated to acquire their equity ownership interests. If we acquired all outstanding noncontrolling interests, including Marmon, as of December 31, 2012, we estimate the cost would have been approximately $6 billion. However, the timing and the amount of any such future payments that might be required are contingent on future actions of the noncontrolling owners and/or future operating results of the related subsidiaries.

Berkshire has a 50% interest in a joint venture, Berkadia Commercial Mortgage (“Berkadia”), with Leucadia National Corporation (“Leucadia”) having the other 50% interest. Berkadia is a servicer of commercial real estate loans in the U.S., performing primary, master and special servicing functions for U.S. government agency programs, commercial mortgage-backed securities transactions, banks, insurance companies and other financial institutions. A significant source of funding for Berkadia’s operations is through the issuance of commercial paper. Repayment of the commercial paper is supported by a $2.5 billion surety policy issued by a Berkshire insurance subsidiary. Leucadia has agreed to indemnify Berkshire for one-half of any losses incurred under the policy. As of December 31, 2012, the aggregate amount of commercial paper outstanding was $2.47 billion.

Notes to Consolidated Financial Statements (Continued)

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

Business Identity	Business Activity

GEICO	Underwriting private passenger automobile insurance mainly by direct response methods

General Re	Underwriting excess-of-loss, quota-share and facultative reinsurance worldwide

Berkshire Hathaway Reinsurance Group	Underwriting excess-of-loss and quota-share reinsurance for insurers and reinsurers

Berkshire Hathaway Primary Group	Underwriting multiple lines of property and casualty insurance policies for primarily commercial accounts

BNSF	Operates one of the largest railroad systems in North America

Clayton Homes, XTRA, CORT and other financial services (“Finance and financial products”)	Proprietary investing, manufactured housing and related consumer financing, transportation equipment leasing and furniture leasing

Marmon	An association of approximately 150 manufacturing and service businesses that operate within 11 diverse business sectors

McLane Company	Wholesale distribution of groceries and non-food items

MidAmerican	Regulated electric and gas utility, including power generation and distribution activities in the U.S. and internationally; domestic real estate brokerage

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

	Revenues			Earnings before income taxes
	2012	2011	2010	2012	2011	2010
Operating Businesses:
Insurance group:
Underwriting:
GEICO	$16,740	$15,363	$14,283	$680	$576	$1,117
General Re	5,870	5,816	5,693	355	144	452
Berkshire Hathaway Reinsurance Group	9,672	9,147	9,076	304	(714)	176
Berkshire Hathaway Primary Group	2,263	1,749	1,697	286	242	268
Investment income	4,474	4,746	5,186	4,454	4,725	5,145

Total insurance group	39,019	36,821	35,935	6,079	4,973	7,158
BNSF (1)	20,835	19,548	15,059	5,377	4,741	3,611
Finance and financial products	4,110	4,014	4,264	848	774	689
Marmon	7,171	6,925	5,967	1,137	992	813
McLane Company	37,437	33,279	32,687	403	370	369
MidAmerican	11,747	11,291	11,305	1,644	1,659	1,539
Other businesses (2)	38,647	32,202	27,956	4,591	3,675	3,092

	158,966	144,080	133,173	20,079	17,184	17,271
Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	3,425	(830)	2,346	3,425	(830)	2,346
Interest expense, not allocated to segments	—	—	—	(271)	(221)	(208)
Eliminations and other	72	438	666	(997)	(819)	(358)

	$162,463	$143,688	$136,185	$22,236	$15,314	$19,051

(1)	From acquisition date of February 12, 2010.

(2)	Includes Lubrizol from the acquisition date of September 16, 2011.

	Capital expenditures			Depreciation of tangible assets
	2012	2011	2010	2012	2011	2010
Operating Businesses:
Insurance group	$61	$40	$40	$57	$56	$66
BNSF (1)	3,548	3,325	1,829	1,573	1,480	1,221
Finance and financial products	367	331	233	184	180	204
Marmon	817	514	307	479	484	507
McLane Company	225	188	166	149	129	129
MidAmerican	3,380	2,684	2,593	1,440	1,333	1,262
Other businesses (2)	1,377	1,109	812	1,264	1,021	890

	$9,775	$8,191	$5,980	$5,146	$4,683	$4,279

(1)	From acquisition date of February 12, 2010.

(2)	Includes Lubrizol from the acquisition date of September 16, 2011.

Notes to Consolidated Financial Statements (Continued)

(22) Business segment data (Continued)

	Goodwill at year-end		Identifiable assets at year-end
	2012	2011	2012	2011	2010
Operating Businesses:
Insurance group:
GEICO	$1,372	$1,372	$30,986	$27,253	$25,631
General Re	13,532	13,532	30,477	28,442	29,196
Berkshire Hathaway Reinsurance and Primary Groups	607	607	118,819	104,913	104,383

Total insurance group	15,511	15,511	180,282	160,608	159,210

BNSF	14,836	14,803	56,839	55,282	53,476
Finance and financial products	1,036	1,032	24,412	23,919	24,692
Marmon	814	727	11,230	10,597	10,047
McLane Company	705	155	5,090	4,107	4,018
MidAmerican	5,377	5,253	46,856	42,039	40,045
Other businesses *	16,244	15,732	36,875	34,994	24,144

	$54,523	$53,213	361,584	331,546	315,632

Reconciliation of segments to consolidated amount:
Corporate and other			11,345	7,888	7,591
Goodwill			54,523	53,213	49,006

			$427,452	$392,647	$372,229

*	Includes Lubrizol, acquired in 2011.

Insurance premiums written by geographic region (based upon the domicile of the insured or reinsured) are summarized below. Dollars are in millions.

	Property/Casualty			Life/Health
	2012	2011	2010	2012	2011	2010
United States	$23,186	$22,253	$21,539	$3,504	$3,100	$3,210
Western Europe	4,387	4,495	3,377	1,114	880	945
All other	2,319	1,089	918	1,217	1,090	927

	$29,892	$27,837	$25,834	$5,835	$5,070	$5,082

In 2012, 2011 and 2010, premiums written and earned attributable to Western Europe were primarily in the United Kingdom, Germany, Switzerland and Luxembourg. In 2012, 2011 and 2010, property/casualty insurance premiums earned included approximately $3.4 billion, $2.9 billion and $2.4 billion, respectively, from Swiss Reinsurance Company Ltd. and its affiliates. Life/health insurance premiums written and earned in the United States included approximately $1.5 billion in 2012 and 2011 and $2.1 billion in 2010 from a single contract with Swiss Re Life & Health America Inc., an affiliate of Swiss Reinsurance Company Ltd.

Consolidated sales and service revenues in 2012, 2011 and 2010 were $83.3 billion, $72.8 billion and $67.2 billion, respectively. Approximately 84% of such amounts in 2012 were in the United States compared with approximately 86% in 2011 and 88% in 2010. The remainder of sales and service revenues were primarily in Europe and Canada. In each of the three years ending December 31, 2012, consolidated sales and service revenues included approximately $12 billion of sales to Wal-Mart Stores, Inc., which were primarily related to McLane’s wholesale distribution business.

Approximately 96% of our revenues in 2012 and 2011 from railroad, utilities and energy businesses were in the United States versus 97% in 2010. In each year, most of the remainder was attributed to the United Kingdom. At December 31, 2012, 91% of our consolidated net property, plant and equipment was located in the United States with the remainder primarily in Europe and Canada.

Notes to Consolidated Financial Statements (Continued)

(22) Business segment data (Continued)

Premiums written and earned by the property/casualty and life/health insurance businesses are summarized below (in millions).

	Property/Casualty			Life/Health
	2012	2011	2010	2012	2011	2010
Premiums Written:
Direct	$20,796	$18,512	$17,128	$554	$67	$3
Assumed	9,668	9,867	9,171	5,391	5,133	5,203
Ceded	(572)	(542)	(465)	(110)	(130)	(124)

	$29,892	$27,837	$25,834	$5,835	$5,070	$5,082

Premiums Earned:
Direct	$20,204	$18,038	$16,932	$554	$67	$3
Assumed	9,142	9,523	9,266	5,356	5,099	5,208
Ceded	(600)	(522)	(536)	(111)	(130)	(124)

	$28,746	$27,039	$25,662	$5,799	$5,036	$5,087

(23) Quarterly data

A summary of revenues and earnings by quarter for each of the last two years is presented in the following table. This information is unaudited. Dollars are in millions, except per share amounts.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2012
Revenues	$38,147	$38,546	$41,050	$44,720
Net earnings attributable to Berkshire *	3,245	3,108	3,920	4,551
Net earnings attributable to Berkshire per equivalent Class A common share	1,966	1,882	2,373	2,757
2011
Revenues	$33,720	$38,274	$33,739	$37,955
Net earnings attributable to Berkshire *	1,511	3,417	2,278	3,048
Net earnings attributable to Berkshire per equivalent Class A common share	917	2,072	1,380	1,846

*	Includes realized investment gains/losses, other-than-temporary impairment losses on investments and derivative gains/losses. Derivative gains/losses include significant amounts related to non-cash changes in the fair value of long-term contracts arising from short-term changes in equity prices, interest rates and foreign currency rates, among other factors. After-tax investment and derivative gains/losses for the periods presented above are as follows (in millions):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Investment and derivative gains/losses – 2012	$580	$(612)	$521	$1,738
Investment and derivative gains/losses – 2011	(82)	713	(1,534)	382

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Chairman (Chief Executive Officer) and the Senior Vice President (Chief Financial Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chairman (Chief Executive Officer) and the Senior Vice President (Chief Financial Officer) concluded that the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic SEC filings. The report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to Management’s Report on Internal Control Over Financial Reporting, included on page 62 of this report. The attestation report called for by Item 308(b) of Regulation S-K is incorporated herein by reference to Report of Independent Registered Public Accounting Firm, included on page 63 of this report. There has been no change in the Corporation’s internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B.	Other Information

None

Part III

Except for the information set forth under the caption “Executive Officers of the Registrant” in Part I hereof, information required by this Part (Items 10, 11, 12, 13 and 14) is incorporated by reference from the Registrant’s definitive proxy statement, filed pursuant to Regulation 14A, for the Annual Meeting of Shareholders of the Registrant to be held on May 4, 2013, which meeting will involve the election of directors.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

The following Consolidated Financial Statements, as well as the Report of Independent Registered Public Accounting Firm, are included in Part II Item 8 of this report:

PAGE
Report of Independent Registered Public Accounting Firm	63
Consolidated Balance Sheets— December 31, 2012 and December 31, 2011	64
Consolidated Statements of Earnings— Years Ended December 31, 2012, December 31, 2011, and December 31, 2010	65
Consolidated Statements of Comprehensive Income— Years Ended December 31, 2012, December 31, 2011, and December 31, 2010	66
Consolidated Statements of Changes in Shareholders’ Equity— Years Ended December 31, 2012, December 31, 2011, and December 31, 2010	66
Consolidated Statements of Cash Flows— Years Ended December 31, 2012, December 31, 2011, and December 31, 2010	67
Notes to Consolidated Financial Statements	68

2. Financial Statement Schedule
Report of Independent Registered Public Accounting Firm	104
Schedule I—Parent Company Condensed Financial Information
Balance Sheets as of December 31, 2012 and 2011, Statements of Earnings and Comprehensive Income and Cash Flows for the years ended December 31, 2012, December 31, 2011 and December 31, 2010 and Note to Condensed Financial Information	105

Other schedules are omitted because they are not required, information therein is not applicable, or is reflected in the Consolidated Financial Statements or notes thereto.

(b) Exhibits

See the “Exhibit Index” at page 108.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC.

Date: March 1, 2013	/s/ MARC D. HAMBURG
Marc D. Hamburg
Senior Vice President and
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ WARREN E. BUFFETT Warren E. Buffett	Chairman of the Board of Directors—Chief Executive Officer	March 1, 2013 Date

/S/ HOWARD G. BUFFETT Howard G. Buffett	Director	March 1, 2013 Date

/S/ STEPHEN B. BURKE Stephen B. Burke	Director	March 1, 2013 Date

/S/ SUSAN L. DECKER Susan L. Decker	Director	March 1, 2013 Date

/S/ WILLIAM H. GATES III William H. Gates III	Director	March 1, 2013 Date

/S/ DAVID S. GOTTESMAN David S. Gottesman	Director	March 1, 2013 Date

/S/ CHARLOTTE GUYMAN Charlotte Guyman	Director	March 1, 2013 Date

/S/ DONALD R. KEOUGH Donald R. Keough	Director	March 1, 2013 Date

/S/ CHARLES T. MUNGER Charles T. Munger	Vice Chairman of the Board of Directors	March 1, 2013 Date

/S/ THOMAS S. MURPHY Thomas S. Murphy	Director	March 1, 2013 Date

/S/ RONALD L. OLSON Ronald L. Olson	Director	March 1, 2013 Date

/S/ WALTER SCOTT, JR. Walter Scott, Jr.	Director	March 1, 2013 Date

/S/ MARC D. HAMBURG Marc D. Hamburg	Senior Vice President—Principal Financial Officer	March 1, 2013 Date

/S/ DANIEL J. JAKSICH Daniel J. Jaksich	Vice President—Principal Accounting Officer	March 1, 2013 Date

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Berkshire Hathaway Inc.

Omaha, Nebraska

We have audited the consolidated financial statements of Berkshire Hathaway Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and for each of the three years in the period ended December 31, 2012, and the Company’s internal control over financial reporting as of December 31, 2012, and have issued our report thereon dated March 1, 2013; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Omaha, Nebraska

March 1, 2013

BERKSHIRE HATHAWAY INC.

(Parent Company)

Condensed Financial Information

(Dollars in millions)

Schedule I

Balance Sheets

	December 31,
	2012	2011
Assets:
Cash and cash equivalents	$10,557	$7,289
Investments in fixed maturity and equity securities	66	38
Investments in and advances to/from consolidated subsidiaries	185,996	166,219
Other assets	51	49

	$196,670	$173,595

Liabilities and Shareholders’ Equity:
Accounts payable, accrued interest and other liabilities	$277	$129
Income taxes	423	329
Notes payable and other borrowings	8,323	8,287

	9,023	8,745
Berkshire Hathaway shareholders’ equity	187,647	164,850

	$196,670	$173,595

Statements of Earnings and Comprehensive Income

	Year ended December 31,
	2012	2011	2010
Income items:
From consolidated subsidiaries:
Dividends and distributions	$6,799	$5,883	$4,493
Undistributed earnings	8,301	4,546	8,546

	15,100	10,429	13,039
Other income	88	101	115

	15,188	10,530	13,154

Cost and expense items:
General and administrative	129	61	34
Interest to affiliates, net	4	5	6
Other interest	196	146	130
Income taxes	35	64	17

	364	276	187

Net earnings attributable to Berkshire Hathaway shareholders	14,824	10,254	12,967
Other comprehensive income attributable to Berkshire Hathaway shareholders	9,846	(3,005)	2,789

Comprehensive income attributable to Berkshire Hathaway shareholders	$24,670	$7,249	$15,756

See Note to Condensed Financial Information

BERKSHIRE HATHAWAY INC.

(Parent Company)

Condensed Financial Information

(Dollars in millions)

Schedule I (continued)

Statements of Cash Flows

	Year ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net earnings attributable to Berkshire Hathaway shareholders	$14,824	$10,254	$12,967
Adjustments to reconcile net earnings to cash flows from operating activities:
Undistributed earnings of subsidiaries	(8,301)	(4,546)	(8,546)
Income taxes payable	80	69	34
Other	101	70	31

Net cash flows from operating activities	6,704	5,847	4,486

Cash flows from investing activities:
Purchases of fixed maturity securities	—	—	(98)
Sales of fixed maturity securities	—	298	—
Investments in and advances to subsidiaries	(1,525)	(3,633)	(11,929)

Net cash flows from investing activities	(1,525)	(3,335)	(12,027)

Cash flows from financing activities:
Proceeds from borrowings	1,740	2,021	8,137
Repayments of borrowings	(1,751)	(2,094)	(117)
Acquisitions of noncontrolling interests	(800)	(1,811)	(1)
Acquisitions of treasury stock	(1,296)	(67)	—
Other	196	112	153

Net cash flows from financing activities	(1,911)	(1,839)	8,172

Increase in cash and cash equivalents	3,268	673	631
Cash and cash equivalents at beginning of year	7,289	6,616	5,985

Cash and cash equivalents at end of year	$10,557	$7,289	$6,616

Other cash flow information:
Income taxes paid	$3,406	$1,882	$2,325
Interest paid	180	122	69

Note to Condensed Financial Information

In February 2010, Berkshire issued $8.0 billion aggregate par amount of senior notes. The proceeds from these borrowings together with approximately $3.9 billion of available cash were contributed to a wholly-owned subsidiary in connection with the acquisition of all remaining outstanding shares of the Burlington Northern Santa Fe Corporation. In February 2011, $2.0 billion of the senior notes matured and in August 2011, Berkshire issued $2.0 billion of new senior notes with variable interest rates and fixed interest rates of up to 3.75% and with maturities ranging from 2014 to 2021. In January 2012, Berkshire issued $1.1 billion of 1.9% senior notes due in 2017 and $600 million of 3.4% senior notes due in 2022 and in February 2012, repaid maturing debt of $1.7 billion. In January 2013, Berkshire issued $2.6 billion of new senior notes with interest rates ranging from 0.8% to 4.5% and maturities that range from 2016 to 2043. In February 2013, Berkshire repaid $2.6 billion of maturing senior notes. Berkshire’s borrowings at December 31, 2012 and 2011 also included $323 million and $287 million, respectively, under investment agreements. Berkshire’s aggregate borrowings as of December 31, 2012, mature in each of the next five years as follows: 2013—$2,600 million; 2014—$753 million; 2015—$1,709 million; 2016—$751 million; and 2017—$1,100 million.

Berkshire Hathaway Inc. has guaranteed debt obligations of certain of its subsidiaries. As of December 31, 2012, the unpaid balance of subsidiary debt guaranteed by Berkshire totaled approximately $16 billion. Berkshire’s guarantee of

Schedule I (Continued)

Note to Condensed Financial Information (Continued)

subsidiary debt is an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all present and future payment obligations. Berkshire also provides guarantees in connection with long-term equity index put option and credit default contracts entered into by a subsidiary. The estimated fair value of liabilities recorded under such contracts was approximately $7.9 billion as of December 31, 2012. The amount of subsidiary payments under these contracts, if any, is contingent upon future events. The timing of subsidiary payments, if any, will not be fully known for several decades.

On February 13, 2013, Berkshire and an affiliate of the global investment firm 3G Capital (“3G”), through a newly formed holding company (“Holdco”) entered into a definitive merger agreement to acquire H.J. Heinz Company (“Heinz”). Under the terms of the agreement, Heinz shareholders will receive $72.50 in cash for each outstanding share of common stock (approximately $23.25 billion in the aggregate.) Berkshire and 3G have committed to make equity investments in Holdco, which together with debt financing to be obtained by Holdco will be used to acquire Heinz. Berkshire’s commitment is for the purchase of $4.12 billion of Holdco common stock and $8 billion of its preferred stock that will pay a 9% dividend. 3G has committed to purchase $4.12 billion of Holdco common stock. Berkshire and 3G will each possess a 50% voting interest in Holdco and following the acquisition, a 50% voting interest in Heinz. The acquisition is subject to approval by Heinz shareholders, receipt of regulatory approvals and other customary closing conditions, and is expected to close in the third quarter of 2013.

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
Incorporated by reference to Exhibit 4.1 to Berkshire’s Registration Statement on Form S-3 filed on February 1, 2010.
Other instruments defining the rights of holders of long-term debt of Registrant and its subsidiaries are not being filed since the total amount of securities authorized by all other such instruments does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis as of December 31, 2012. The Registrant hereby agrees to furnish to the Commission upon request a copy of any such debt instrument to which it is a party.

10.1

Equity Commitment Letter of Berkshire Hathaway Inc. with Hawk Acquisition Holding Corporation dated February 13, 2013.

Incorporated by reference to Exhibit 10.1 on Form 8-K of Berkshire Hathaway Inc. filed on February 14, 2013.

12	Calculation of Ratio of Consolidated Earnings to Consolidated Fixed Charges

14	Code of Ethics
Berkshire’s Code of Business Conduct and Ethics is posted on its Internet website at www.berkshirehathaway.com

21	Subsidiaries of Registrant

23	Consent of Independent Registered Public Accounting Firm

31	Rule 13a—14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

95	Mine Safety Disclosures

101	The following financial information from Berkshire Hathaway Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of December 31, 2012 and 2011, (ii) the Consolidated Statements of Earnings for each of the three years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2012, 2011 and 2010, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for each of the three years ended December 31, 2012, 2011 and 2010, (v) the Consolidated Statements of Cash Flows for each of the three years ended December 31, 2012, 2011 and 2010 and (vi) the Notes to Consolidated Financial Statements and Schedule I, tagged in summary and detail.