Form 10-Q
period 2013-03-31
BERKSHIRE HATHAWAY INC
filed 2013-05-03
CIK 1067983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of April 25, 2013:

Class A —	891,193
Class B —	1,128,427,972

BERKSHIRE HATHAWAY INC.

Part I Financial Information

Item 1. Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Insurance and Other:
Cash and cash equivalents	$43,984	$42,358
Investments:
Fixed maturity securities	30,601	31,449
Equity securities	95,878	86,467
Other	16,779	16,057
Receivables	23,470	21,753
Inventories	9,673	9,675
Property, plant and equipment	19,148	19,188
Goodwill	33,207	33,274
Other	19,270	17,875

	292,010	278,096

Railroad, Utilities and Energy:
Cash and cash equivalents	3,003	2,570
Property, plant and equipment	88,119	87,684
Goodwill	20,164	20,213
Other	13,535	13,441

	124,821	123,908

Finance and Financial Products:
Cash and cash equivalents	2,102	2,064
Investments in fixed maturity securities	782	842
Other investments	5,152	4,952
Loans and finance receivables	12,751	12,809
Goodwill	1,036	1,036
Other	3,648	3,745

	25,471	25,448

	$442,302	$427,452

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Losses and loss adjustment expenses	$64,345	$64,160
Unearned premiums	11,504	10,237
Life, annuity and health insurance benefits	10,393	10,943
Accounts payable, accruals and other liabilities	20,746	21,149
Notes payable and other borrowings	13,399	13,535

	120,387	120,024

Railroad, Utilities and Energy:
Accounts payable, accruals and other liabilities	12,571	13,113
Notes payable and other borrowings	36,890	36,156

	49,461	49,269

Finance and Financial Products:
Accounts payable, accruals and other liabilities	1,068	1,099
Derivative contract liabilities	6,721	7,933
Notes payable and other borrowings	12,960	13,045

	20,749	22,077

Income taxes, principally deferred	49,599	44,494

Total liabilities	240,196	235,864

Shareholders’ equity:
Common stock	8	8
Capital in excess of par value	37,270	37,230
Accumulated other comprehensive income	32,992	27,500
Retained earnings	129,164	124,272
Treasury stock, at cost	(1,363)	(1,363)

Berkshire Hathaway shareholders’ equity	198,071	187,647
Noncontrolling interests	4,035	3,941

Total shareholders’ equity	202,106	191,588

	$442,302	$427,452

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in millions except per share amounts)

	First Quarter
	2013	2012
	(Unaudited)
Revenues:
Insurance and Other:
Insurance premiums earned	$9,377	$8,065
Sales and service revenues	22,418	19,264
Interest, dividend and other investment income	1,011	1,067
Investment gains/losses	434	(107)

	33,240	28,289

Railroad, Utilities and Energy:
Operating revenues	8,351	7,849
Other	49	47

	8,400	7,896

Finance and Financial Products:
Interest, dividend and other investment income	341	375
Investment gains/losses	71	1
Derivative gains/losses	1,206	1,002
Other	609	584

	2,227	1,962

	43,867	38,147

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	5,144	4,771
Life, annuity and health insurance benefits	1,261	1,092
Insurance underwriting expenses	1,583	2,117
Cost of sales and services	18,284	15,596
Selling, general and administrative expenses	2,854	2,428
Interest expense	101	103

	29,227	26,107

Railroad, Utilities and Energy:
Cost of sales and operating expenses	6,111	5,870
Interest expense	447	428

	6,558	6,298

Finance and Financial Products:
Interest expense	138	160
Other	649	651

	787	811

	36,572	33,216

Earnings before income taxes	7,295	4,931
Income tax expense	2,278	1,565

Net earnings	5,017	3,366
Less: Earnings attributable to noncontrolling interests	125	121

Net earnings attributable to Berkshire Hathaway	$4,892	$3,245

Average common shares outstanding *	1,643,181	1,650,944
Net earnings per share attributable to Berkshire Hathaway shareholders *	$2,977	$1,966

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

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(dollars in millions)

	First Quarter
	2013	2012
Net earnings	$5,017	$3,366

Other comprehensive income:
Net change in unrealized appreciation of investments	9,641	11,642
Applicable income taxes	(3,326)	(4,051)
Reclassification of investment appreciation in net earnings	(504)	132
Applicable income taxes	176	(46)
Foreign currency translation	(650)	219
Applicable income taxes	51	1
Prior service cost and actuarial gains/losses of defined benefit pension plans	87	12
Applicable income taxes	(23)	(6)
Other, net	16	(20)

Other comprehensive income, net	5,468	7,883

Comprehensive income	10,485	11,249
Comprehensive income attributable to noncontrolling interests	101	141

Comprehensive income attributable to Berkshire Hathaway shareholders	$10,384	$11,108

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(dollars in millions)

	Berkshire Hathaway shareholders’ equity					Total
	Common stock and capital in excess of par value	Accumulated other comprehensive income	Retained earnings	Treasury stock	Non- controlling interests
Balance at December 31, 2011	$37,815	$17,654	$109,448	$(67)	$4,111	$168,961
Net earnings	—	—	3,245	—	121	3,366
Other comprehensive income, net	—	7,863	—	—	20	7,883
Issuance (repurchase) of common stock	39	—	—	—	—	39
Changes in noncontrolling interests:
Interests acquired and other transactions	—	—	—	—	20	20

Balance at March 31, 2012	$37,854	$25,517	$112,693	$(67)	$4,272	$180,269

Balance at December 31, 2012	$37,238	$27,500	$124,272	$(1,363)	$3,941	$191,588
Net earnings	—	—	4,892	—	125	5,017
Other comprehensive income, net	—	5,492	—	—	(24)	5,468
Issuance (repurchase) of common stock	39	—	—	—	—	39
Changes in noncontrolling interests:
Interests acquired and other transactions	1	—	—	—	(7)	(6)

Balance at March 31, 2013	$37,278	$32,992	$129,164	$(1,363)	$4,035	$202,106

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	First Quarter
	2013	2012
	(Unaudited)
Cash flows from operating activities:
Net earnings	$5,017	$3,366
Adjustments to reconcile net earnings to operating cash flows:
Investment (gains) losses	(505)	106
Depreciation	1,337	1,253
Other	248	262
Changes in operating assets and liabilities before business acquisitions:
Losses and loss adjustment expenses	547	(299)
Deferred charges reinsurance assumed	(389)	103
Unearned premiums	1,306	2,078
Receivables and originated loans	(1,475)	(2,043)
Derivative contract assets and liabilities	(1,117)	(1,061)
Income taxes	1,793	1,048
Other assets	(378)	(228)
Other liabilities	(329)	65

Net cash flows from operating activities	6,055	4,650

Cash flows from investing activities:
Purchases of fixed maturity securities	(1,807)	(2,080)
Purchases of equity securities	(1,411)	(3,424)
Sales of fixed maturity securities	675	1,068
Redemptions and maturities of fixed maturity securities	1,426	1,307
Sales of equity securities	673	820
Purchases of loans and finance receivables	(57)	(231)
Collections of loans and finance receivables	69	151
Acquisitions of businesses, net of cash acquired	(92)	(339)
Purchases of property, plant and equipment	(2,207)	(2,160)
Other	(1,225)	(653)

Net cash flows from investing activities	(3,956)	(5,541)

Cash flows from financing activities:
Proceeds from borrowings of insurance and other businesses	2,579	1,736
Proceeds from borrowings of railroad, utilities and energy businesses	1,500	2,849
Proceeds from borrowings of finance businesses	519	1
Repayments of borrowings of insurance and other businesses	(2,691)	(1,791)
Repayments of borrowings of railroad, utilities and energy businesses	(152)	(160)
Repayments of borrowings of finance businesses	(605)	(333)
Change in short term borrowings, net	(496)	(904)
Acquisitions of noncontrolling interests and other	(597)	(55)

Net cash flows from financing activities	57	1,343

Effects of foreign currency exchange rate changes	(59)	75

Increase in cash and cash equivalents	2,097	527
Cash and cash equivalents at beginning of year *	46,992	37,299

Cash and cash equivalents at end of first quarter *	$49,089	$37,826

* Cash and cash equivalents are comprised of the following:
Beginning of year—
Insurance and Other	$42,358	$33,513
Railroad, Utilities and Energy	2,570	2,246
Finance and Financial Products	2,064	1,540

	$46,992	$37,299

End of first quarter—
Insurance and Other	$43,984	$33,594
Railroad, Utilities and Energy	3,003	2,658
Finance and Financial Products	2,102	1,574

	$49,089	$37,826

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

Note 1. General

The accompanying unaudited Consolidated Financial Statements include the accounts of Berkshire Hathaway Inc. (“Berkshire” or “Company”) consolidated with the accounts of all its subsidiaries and affiliates in which Berkshire holds controlling financial interests as of the financial statement date. In these notes the terms “us,” “we,” or “our” refer to Berkshire and its consolidated subsidiaries. Reference is made to Berkshire’s most recently issued Annual Report on Form 10-K (“Annual Report”) that included information necessary or useful to understanding Berkshire’s businesses and financial statement presentations. Our significant accounting policies and practices were presented as Note 1 to the Consolidated Financial Statements included in the Annual Report. Certain immaterial amounts in 2012 have been reclassified to conform to the current year presentation. Financial information in this Report reflects any adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to a fair statement of results for the interim periods in accordance with accounting principles generally accepted in the United States (“GAAP”).

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

Note 2. New accounting pronouncements

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires disclosure of the amounts reclassified out of each component of accumulated other comprehensive income and into net earnings during the reporting period. We adopted ASU 2013-02 on January 1, 2013 and included the required disclosures in Note 17.

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities” and in January 2013, the FASB issued ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11, as clarified, enhances disclosures surrounding offsetting (netting) assets and liabilities. The standard applies to derivatives, repurchase agreements and securities lending transactions and requires companies to disclose gross and net information about financial instruments and derivatives eligible for offset and to disclose financial instruments and derivatives subject to master netting arrangements in financial statements. In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 allows an entity to first assess qualitative factors in determining whether events and circumstances indicate that it is more-likely-than not that an indefinite-lived intangible asset is impaired. If an entity determines that it is not more-likely-than not that the indefinite-lived intangible asset is impaired, then the entity is not required to perform a quantitative impairment test. ASU’s 2011-11 and 2012-02 were adopted on January 1, 2013 and had an immaterial effect on our Consolidated Financial Statements.

In February 2013, the FASB issued ASU 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” ASU 2013-04 requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the amount the reporting entity agreed to pay plus additional amounts the reporting entity expects to pay on behalf of its co-obligors. The guidance further provides for disclosure of the nature and amount of the obligation. ASU 2013-04 is effective for interim and annual reporting periods beginning after December 15, 2013. We are currently evaluating the effect this standard will have on our Consolidated Financial Statements.

Note 3. Significant business acquisitions

Our long-held acquisition strategy is to acquire businesses with consistent earning power, good returns on equity and able and honest management and at sensible prices. During the year ended December 31, 2012, we completed several smaller-sized business acquisitions, most of which we consider as “bolt-on” acquisitions to several of our existing business operations. Aggregate consideration paid in 2012 for acquisitions was approximately $3.2 billion, which included $438 million for entities that will develop, construct and subsequently operate renewable energy generation facilities. We do not believe that these acquisitions are material, individually or in the aggregate, to our Consolidated Financial Statements.

Notes To Consolidated Financial Statements (Continued)

Note 4. Investments in fixed maturity securities

Investments in securities with fixed maturities as of March 31, 2013 and December 31, 2012 are summarized by type below (in millions).

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2013
U.S. Treasury, U.S. government corporations and agencies	$2,886	$31	$(1)	$2,916
States, municipalities and political subdivisions	2,654	169	(1)	2,822
Foreign governments	10,846	252	(61)	11,037
Corporate bonds	10,054	2,129	(3)	12,180
Mortgage-backed securities	2,128	304	(4)	2,428

	$28,568	$2,885	$(70)	$31,383

December 31, 2012
U.S. Treasury, U.S. government corporations and agencies	$2,742	$33	$—	$2,775
States, municipalities and political subdivisions	2,735	178	—	2,913
Foreign governments	11,098	302	(45)	11,355
Corporate bonds	10,410	2,254	(3)	12,661
Mortgage-backed securities	2,276	318	(7)	2,587

	$29,261	$3,085	$(55)	$32,291

Investments in fixed maturity securities are reflected in our Consolidated Balance Sheets as follows (in millions).

	March 31,	December 31,
	2013	2012
Insurance and other	$30,601	$31,449
Finance and financial products	782	842

	$31,383	$32,291

Investments in foreign government securities include securities issued by national and provincial government entities as well as instruments that are unconditionally guaranteed by such entities. As of March 31, 2013, approximately 96% of foreign government holdings were rated AA or higher by at least one of the major rating agencies and securities issued or guaranteed by Germany, the United Kingdom, Canada, Australia and The Netherlands represented approximately 80% of the investments. Unrealized losses on all fixed maturity investments in a continuous unrealized loss position for more than twelve consecutive months were $10 million as of March 31, 2013 and $9 million as of December 31, 2012.

The amortized cost and estimated fair value of securities with fixed maturities at March 31, 2013 are summarized below by contractual maturity dates. Actual maturities will differ from contractual maturities because issuers of certain of the securities retain early call or prepayment rights. Amounts are in millions.

	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Mortgage- backed securities	Total
Amortized cost	$6,633	$12,839	$4,531	$2,437	$2,128	$28,568
Fair value	6,818	13,937	5,298	2,902	2,428	31,383

Notes To Consolidated Financial Statements (Continued)

Note 5. Investments in equity securities

Investments in equity securities as of March 31, 2013 and December 31, 2012 are summarized based on the primary industry of the investee in the table below (in millions).

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2013
Banks, insurance and finance	$19,360	$18,216	$—	$37,576
Consumer products	7,374	17,458	—	24,832
Commercial, industrial and other	24,341	10,536	(122)	34,755

	$51,075	$46,210	$(122)	$97,163

December 31, 2012
Banks, insurance and finance	$18,600	$14,753	$(2)	$33,351
Consumer products	7,546	14,917	—	22,463
Commercial, industrial and other	24,361	7,687	(200)	31,848

	$50,507	$37,357	$(202)	$87,662

As of March 31, 2013 and December 31, 2012, we concluded that there were no unrealized losses that were other-than-temporary. Our conclusions were based on: (a) our ability and intent to hold the securities to recovery; (b) our assessment that the underlying business and financial condition of each of these issuers was favorable; (c) our opinion that the relative price declines were not significant; and (d) our belief that it was reasonably possible that market prices will increase to and exceed our cost in a relatively short period of time. As of March 31, 2013 and December 31, 2012, unrealized losses on equity securities in a continuous unrealized loss position for more than twelve consecutive months were $83 million and $45 million, respectively.

Investments in equity securities are reflected in our Consolidated Balance Sheets as follows (in millions).

	March 31,	December 31,
	2013	2012
Insurance and other	$95,878	$86,467
Railroad, utilities and energy *	717	675
Finance and financial products *	568	520

	$97,163	$87,662

*	Included in other assets.

Notes To Consolidated Financial Statements (Continued)

Note 6. Other investments

Other investments include fixed maturity and equity securities of The Goldman Sachs Group, Inc. (“GS”), General Electric Company (“GE”), Wm. Wrigley Jr. Company (“Wrigley”), The Dow Chemical Company (“Dow”) and Bank of America Corporation (“BAC”). A summary of other investments follows (in millions).

	Cost	Net Unrealized Gains	Fair Value	Carrying Value
March 31, 2013
Other fixed maturity and equity securities:
Insurance and other	$13,561	$4,048	$17,609	$16,779
Finance and financial products	3,218	1,934	5,152	5,152

	$16,779	$5,982	$22,761	$21,931

December 31, 2012
Other fixed maturity and equity securities:
Insurance and other	$13,109	$3,823	$16,932	$16,057
Finance and financial products	3,148	1,804	4,952	4,952

	$16,257	$5,627	$21,884	$21,009

In 2008, we acquired 50,000 shares of 10% Cumulative Perpetual Preferred Stock of GS (“GS Preferred”) and warrants to purchase 43,478,260 shares of common stock of GS (“GS Warrants”) for a combined cost of $5 billion. The GS Preferred was fully redeemed by GS on April 18, 2011. The GS Warrants remain outstanding and expire on October 1, 2013 and when originally issued were exercisable for an aggregate cost of $5 billion ($115/share).

In 2008, we acquired 30,000 shares of 10% Cumulative Perpetual Preferred Stock of GE (“GE Preferred”) and warrants to purchase 134,831,460 shares of common stock of GE (“GE Warrants”) for a combined cost of $3 billion. The GE Preferred was fully redeemed by GE on October 17, 2011. The GE Warrants remain outstanding and expire on October 16, 2013 and when originally issued were exercisable for an aggregate cost of $3 billion ($22.25/share).

In the first quarter of 2013, the GE Warrants and GS Warrants agreements were amended to provide solely for cashless exercises. Upon exercise, we will receive shares of GE and GS based on the excess, if any, of the market price, as defined, over the exercise price, without payment of additional consideration. As of March 31, 2013, the costs of these warrants include $520 million of unrealized gains and losses, which were included in earnings.

In 2008, we acquired $4.4 billion par amount of 11.45% Wrigley subordinated notes due in 2018 and $2.1 billion of 5% Wrigley preferred stock. The subordinated notes may be called prior to maturity at par plus the prepayment premium applicable at that time. In 2009, we also acquired $1.0 billion par amount of Wrigley senior notes due in December 2013 and 2014. We currently own $800 million and an unconsolidated joint venture in which we hold a 50% economic interest owns $200 million of the Wrigley senior notes. The Wrigley subordinated and senior notes are classified as held-to-maturity and we carry these investments at cost, adjusted for foreign currency exchange rate changes that apply to certain of the senior notes. The Wrigley preferred stock is classified as available-for-sale and recorded in our financial statements at fair value.

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

Notes To Consolidated Financial Statements (Continued)

Note 7. Investment gains/losses

Investment gains/losses, including other-than-temporary impairment (“OTTI”) losses, are summarized below (in millions).

	First Quarter
	2013	2012
Fixed maturity securities —
Gross gains from sales and other disposals	$15	$33
Gross losses from sales and other disposals	(54)	(16)
Equity securities —
Gross gains from sales and other disposals	109	188
Gross losses from sales and other disposals	(1)	—
OTTI losses	(85)	(337)
Other	521	26

	$505	$(106)

Investment gains/losses are reflected in the Consolidated Statements of Earnings as follows.

Insurance and other	$434	$(107)
Finance and financial products	71	1

	$505	$(106)

We record investments in equity and fixed maturity securities classified as available-for-sale at fair value and record the difference between fair value and cost in other comprehensive income. OTTI losses recognized in earnings represent reductions in the cost basis of the investment, but not the fair value. Accordingly, the OTTI losses that are included in earnings are generally offset by a corresponding credit to other comprehensive income and therefore have no net effect on shareholders’ equity as of the balance sheet date. In the first quarter of 2013 and 2012, the OTTI losses related to bonds issued by Texas Competitive Electric Holdings. In recognizing these OTTI losses, we concluded that we were unlikely to receive all of the remaining contractual interest and principal amounts when due.

Note 8. Receivables

Receivables of insurance and other businesses are comprised of the following (in millions).

	March 31,	December 31,
	2013	2012
Insurance premiums receivable	$9,589	$7,845
Reinsurance recoverable on unpaid losses	2,972	2,925
Trade and other receivables	11,287	11,369
Allowances for uncollectible accounts	(378)	(386)

	$23,470	$21,753

Notes To Consolidated Financial Statements (Continued)

Note 8. Receivables (Continued)

Loans and finance receivables of finance and financial products businesses are comprised of the following (in millions).

	March 31,	December 31,
	2013	2012
Consumer installment loans and finance receivables	$12,591	$12,701
Commercial loans and finance receivables	509	469
Allowances for uncollectible loans	(349)	(361)

	$12,751	$12,809

Allowances for uncollectible loans predominantly relate to consumer installment loans. Provisions for consumer loan losses for the first quarter were $66 million in 2013 and $80 million in 2012. Loan charge-offs, net of recoveries, for the first quarter were $78 million in 2013 and $83 million in 2012. Consumer loan amounts are net of unamortized acquisition discounts of $448 million at March 31, 2013 and $459 million at December 31, 2012. At March 31, 2013, approximately 97% of consumer installment loan balances were evaluated collectively for impairment whereas about 71% of commercial loan balances were evaluated individually for impairment. As a part of the evaluation process, credit quality indicators are reviewed and loans are designated as performing or non-performing. At March 31, 2013, approximately 98% of consumer installment and commercial loan balances were determined to be performing and approximately 94% of those balances were current as to payment status.

Note 9. Inventories

Inventories are comprised of the following (in millions).

	March 31,	December 31,
	2013	2012
Raw materials	$1,693	$1,699
Work in process and other	855	883
Finished manufactured goods	3,266	3,187
Goods acquired for resale	3,859	3,906

	$9,673	$9,675

Note 10. Goodwill and other intangible assets

A reconciliation of the change in the carrying value of goodwill is as follows (in millions).

	March 31,	December 31,
	2013	2012
Balance at beginning of year	$54,523	$53,213
Acquisitions of businesses	14	1,442
Other, including foreign currency translation	(130)	(132)

Balance at end of period	$54,407	$54,523

Intangible assets other than goodwill are included in other assets in our Consolidated Balance Sheets and are summarized by type as follows (in millions).

	March 31, 2013		December 31, 2012
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Insurance and other	$11,669	$3,143	$11,737	$2,994
Railroad, utilities and energy	2,163	990	2,163	913

	$13,832	$4,133	$13,900	$3,907

Trademarks and trade names	$2,799	$293	$2,819	$278
Patents and technology	5,005	2,179	5,014	2,059
Customer relationships	4,532	1,241	4,565	1,155
Other	1,496	420	1,502	415

	$13,832	$4,133	$13,900	$3,907

Notes To Consolidated Financial Statements (Continued)

Note 10. Goodwill and other intangible assets (Continued)

Amortization expense was $264 million for the first quarter of 2013 and $254 million for the first quarter of 2012. Intangible assets with indefinite lives as of March 31, 2013 and December 31, 2012 were $2,325 million and $2,328 million, respectively.

Note 11. Property, plant and equipment

Property, plant and equipment of our insurance and other businesses is comprised of the following (in millions).

	Ranges of estimated useful life	March 31,	December 31,
		2013	2012
Land	—	$1,058	$1,048
Buildings and improvements	2 – 40 years	6,074	6,074
Machinery and equipment	3 – 20 years	15,509	15,436
Furniture, fixtures and other	2 – 20 years	2,863	2,736
Assets held for lease	12 – 30 years	6,844	6,731

		32,348	32,025
Accumulated depreciation		(13,200)	(12,837)

		$19,148	$19,188

Depreciation expense of insurance and other businesses for the first quarter of 2013 and 2012 was $496 million and $477 million, respectively.

Property, plant and equipment of our railroad, utilities and energy businesses is comprised of the following (in millions).

	Ranges of estimated useful life	March 31,	December 31,
		2013	2012
Railroad:
Land	—	$5,957	$5,950
Track structure and other roadway	5 – 100 years	38,488	38,255
Locomotives, freight cars and other equipment	5 – 37 years	6,657	6,528
Construction in progress	—	1,014	963
Utilities and energy:
Utility generation, distribution and transmission system	5 – 80 years	42,490	42,682
Interstate pipeline assets	3 – 80 years	6,371	6,354
Independent power plants and other assets	3 – 30 years	2,110	1,860
Construction in progress	—	2,859	2,647

		105,946	105,239
Accumulated depreciation		(17,827)	(17,555)

		$88,119	$87,684

Railroad property, plant and equipment includes the land, other roadway, track structure and rolling stock (primarily locomotives and freight cars) of BNSF. The utility generation, distribution and transmission system and interstate pipeline assets are the regulated assets of public utility and natural gas pipeline subsidiaries. Depreciation expense of the railroad, utilities and energy businesses for the first quarter of 2013 and 2012 was $795 million and $732 million, respectively.

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

	March 31, 2013				December 31, 2012
	Assets (3)	Liabilities	Notional Value		Assets (3)	Liabilities	Notional Value
Equity index put options	$—	$6,264	$31,789	(1)	$—	$7,502	$33,357	(1)
Credit default	27	445	11,076	(2)	41	429	11,691	(2)
Other, principally interest rate and foreign currency	50	12			130	2

	$77	$6,721			$171	$7,933

(1)	Represents the aggregate undiscounted amount payable at the contract expiration dates assuming that the value of each index is zero at the contract expiration date.
(2)	Represents the maximum undiscounted future value of losses payable under the contracts, if all underlying issuers default and the residual value of the specified obligations is zero.
(3)	Included in other assets of finance and financial products businesses.

Derivative gains/losses of our finance and financial products businesses included in our Consolidated Statements of Earnings for the first quarter of 2013 and 2012 were as follows (in millions).

	First Quarter
	2013	2012
Equity index put options	$1,246	$689
Credit default	(14)	340
Other, principally interest rate and foreign currency	(26)	(27)

	$1,206	$1,002

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

The aggregate intrinsic value (which is the undiscounted liability assuming the contracts are settled based on the index values and foreign currency exchange rates as of the balance sheet date) of our equity index put option contracts was approximately $3.0 billion at March 31, 2013 and $3.9 billion at December 31, 2012. However, these contracts may not be unilaterally terminated or fully settled before the expiration dates which occur between June 2018 and January 2026. Therefore, the ultimate amount of cash basis gains or losses on these contracts will not be determined for many years. The remaining weighted average life of all contracts was approximately 7.75 years at March 31, 2013.

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

Notes To Consolidated Financial Statements (Continued)

Note 12. Derivative contracts (Continued)

State/municipality credit contract exposures currently relate to more than 500 debt issues with maturities ranging from 2019 to 2054. The aggregate notional value of these issues is approximately $7.8 billion and the debt issues have a weighted average maturity of approximately 18.5 years. Pursuant to the contract terms, future loss payments, if any, cannot be settled before the maturity dates of the underlying obligations. In August 2012, state/municipality credit contracts with notional values of $8.25 billion were terminated. We have no further obligations with respect to the terminated contracts.

Individual investment grade and high-yield corporate contracts in-force as of March 31, 2013 had an aggregate notional value of approximately $3.3 billion. All of these contracts will expire in 2013. Premiums under individual corporate credit default contracts are, generally, due from counterparties on a quarterly basis over the terms of the contracts. Otherwise, we have no counterparty credit risk under our credit default contracts because all premiums were received at the inception of the contracts.

With limited exceptions, our equity index put option and credit default contracts contain no collateral posting requirements with respect to changes in the fair value or intrinsic value of the contracts and/or a downgrade of Berkshire’s credit ratings. As of March 31, 2013, our collateral posting requirement under contracts with collateral provisions was $10 million compared to $40 million at December 31, 2012. If Berkshire’s credit ratings (currently AA+ from Standard & Poor’s and Aa2 from Moody’s) are downgraded below either A- by Standard & Poor’s or A3 by Moody’s, additional collateral of up to $1.1 billion could be required to be posted.

Our regulated utility subsidiaries are exposed to variations in the prices of fuel required to generate electricity, wholesale electricity purchased and sold and natural gas supplied for customers. Derivative instruments, including forward purchases and sales, futures, swaps and options, are used to manage a portion of these price risks. Derivative contract assets are included in other assets of railroad, utilities and energy businesses and were $49 million and $49 million as of March 31, 2013 and December 31, 2012, respectively. Derivative contract liabilities are included in accounts payable, accruals and other liabilities of railroad, utilities and energy businesses and were $157 million and $234 million as of March 31, 2013 and December 31, 2012, respectively. Unrealized gains and losses under the contracts of our regulated utilities that are probable of recovery through rates are recorded as regulatory assets or liabilities. Unrealized gains or losses on contracts accounted for as cash flow or fair value hedges are recorded in accumulated other comprehensive income or in net earnings, as appropriate.

Note 13. Supplemental cash flow information

A summary of supplemental cash flow information for the first quarter of 2013 and 2012 is presented in the following table (in millions).

	First Quarter
	2013	2012
Cash paid during the period for:
Income taxes	$241	$199
Interest:
Insurance and other businesses	121	138
Railroad, utilities and energy businesses	505	465
Finance and financial products businesses	137	158

Notes To Consolidated Financial Statements (Continued)

Note 14. Notes payable and other borrowings

Notes payable and other borrowings are summarized below (in millions). The weighted average interest rates and maturity date ranges shown in the following tables are based on borrowings as of March 31, 2013.

	Weighted Average Interest Rate
		March 31, 2013	December 31, 2012
Insurance and other:
Issued by Berkshire parent company due 2013-2047	2.7%	$8,309	$8,323
Short-term subsidiary borrowings	0.3%	1,354	1,416
Other subsidiary borrowings due 2013-2035	6.0%	3,736	3,796

		$13,399	$13,535

In January 2013, Berkshire issued $2.6 billion of senior notes with interest rates ranging from 0.8% to 4.5% and maturities that range from 2016 to 2043. In February 2013, Berkshire repaid $2.6 billion of maturing senior notes.

	Weighted Average Interest Rate
		March 31, 2013	December 31, 2012
Railroad, utilities and energy:
Issued by MidAmerican Energy Holdings Company (“MidAmerican”) and its subsidiaries:
MidAmerican senior unsecured debt due 2014-2037	6.3%	$4,621	$4,621
Subsidiary and other debt due 2013-2042	5.0%	16,318	17,002
Issued by BNSF due 2013-2097	5.3%	15,951	14,533

		$36,890	$36,156

MidAmerican subsidiary debt represents amounts issued pursuant to separate financing agreements. All, or substantially all, of the assets of certain MidAmerican subsidiaries are, or may be, pledged or encumbered to support or otherwise secure the debt. These borrowing arrangements generally contain various covenants including, but not limited to, leverage ratios, interest coverage ratios and debt service coverage ratios. In March 2013, BNSF issued $1.5 billion in new debentures consisting of $700 million of 3.0% debentures due in 2023 and $800 million of 4.45% debentures due in 2043. BNSF’s borrowings are primarily unsecured. As of March 31, 2013, BNSF and MidAmerican and their subsidiaries were in compliance with all applicable covenants. Berkshire does not guarantee any debt or other borrowings of BNSF, MidAmerican or their subsidiaries.

	Weighted Average Interest Rate	March 31,	December 31,
		2013	2012
Finance and financial products:
Issued by Berkshire Hathaway Finance Corporation (“BHFC”) due 2013-2042	4.0%	$11,194	$11,186
Issued by other subsidiaries due 2013-2036	4.9%	1,766	1,859

		$12,960	$13,045

The borrowings of BHFC, a wholly owned finance subsidiary of Berkshire, are fully and unconditionally guaranteed by Berkshire. In January 2013, BHFC issued $500 million of new senior notes and repaid $500 million of maturing senior notes.

Certain of our subsidiaries have approximately $4.7 billion in the aggregate of unused lines of credit and commercial paper capacity at March 31, 2013, to support short-term borrowing programs and provide additional liquidity. In addition to borrowings of BHFC, as of March 31, 2013, Berkshire guaranteed approximately $4.4 billion of other subsidiary borrowings. Generally, Berkshire’s guarantee of a subsidiary’s debt obligation is an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all present and future payment obligations.

Notes To Consolidated Financial Statements (Continued)

Note 15. Fair value measurements

Our financial assets and liabilities are summarized below as of March 31, 2013 and December 31, 2012 with fair value shown according to the fair value hierarchy. The carrying values of cash and cash equivalents, accounts receivable and accounts payable, accruals and other liabilities are considered to be reasonable estimates of their fair values.

	Carrying Value	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2013
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$2,916	$2,916	$1,067	$1,848	$1
States, municipalities and political subdivisions	2,822	2,822	—	2,822	—
Foreign governments	11,037	11,037	4,417	6,620	—
Corporate bonds	12,180	12,180	—	11,532	648
Mortgage-backed securities	2,428	2,428	—	2,428	—

Investments in equity securities	97,163	97,163	97,064	64	35
Other investments carried at fair value	16,669	16,669	—	—	16,669
Other investments carried at cost	5,262	6,092	—	—	6,092
Loans and finance receivables	12,751	11,939	—	389	11,550
Derivative contract assets (1)	126	126	—	52	74

Derivative contract liabilities:
Railroad, utilities and energy (1)	157	157	2	149	6
Finance and financial products:
Equity index put options	6,264	6,264	—	—	6,264
Credit default	445	445	—	—	445
Other	12	12	—	12	—

Notes payable and other borrowings:
Insurance and other	13,399	14,118	—	14,118	—
Railroad, utilities and energy	36,890	42,422	—	42,422	—
Finance and financial products	12,960	13,780	—	13,007	773

December 31, 2012
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$2,775	$2,775	$1,225	$1,549	$1
States, municipalities and political subdivisions	2,913	2,913	—	2,912	1
Foreign governments	11,355	11,355	4,571	6,784	—
Corporate bonds	12,661	12,661	—	12,011	650
Mortgage-backed securities	2,587	2,587	—	2,587	—

Investments in equity securities	87,662	87,662	87,563	64	35
Other investments carried at fair value	15,750	15,750	—	—	15,750
Other investments carried at cost	5,259	6,134	—	—	6,134
Loans and finance receivables	12,809	11,991	—	304	11,687
Derivative contract assets (1)	220	220	1	128	91

Derivative contract liabilities:
Railroad, utilities and energy (1)	234	234	10	217	7
Finance and financial products:
Equity index put options	7,502	7,502	—	—	7,502
Credit default	429	429	—	—	429
Other	2	2	—	2	—

Notes payable and other borrowings:
Insurance and other	13,535	14,284	—	14,284	—
Railroad, utilities and energy	36,156	42,074	—	42,074	—
Finance and financial products	13,045	14,005	—	13,194	811

(1)	Assets are included in other assets and liabilities are included in accounts payable, accruals and other liabilities.

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

Reconciliations of assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the first quarter of 2013 and 2012 follow (in millions).

	Investments in fixed maturity securities	Investments in equity securities	Other investments	Net derivative contract liabilities
Balance at December 31, 2011	$784	$22	$11,669	$(9,908)
Gains (losses) included in:
Earnings	—	(1)	—	1,022
Other comprehensive income	6	11	2,489	(3)
Regulatory assets and liabilities	—	—	—	9
Acquisitions, dispositions and settlements	(6)	—	—	31
Transfers into (out of) Level 3	(129)	—	—	—

Balance at March 31, 2012	$655	$32	$14,158	$(8,849)

Balance at December 31, 2012	$652	$35	$15,750	$(7,847)
Gains (losses) included in:
Earnings	—	—	520	1,235
Other comprehensive income	(2)	—	399	(3)
Regulatory assets and liabilities	—	—	—	1
Dispositions	(1)	—	—	—
Settlements, net	—	—	—	(27)
Transfers into (out of) Level 3	—	—	—	—

Balance at March 31, 2013	$649	$35	$16,669	$(6,641)

Notes To Consolidated Financial Statements (Continued)

Note 15. Fair value measurements (Continued)

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

Quantitative information as of March 31, 2013, with respect to assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) follows (in millions).

	Fair value	Principal valuation techniques	Unobservable Input	Weighted Average
Other investments:
Preferred stocks	$11,912	Discounted cash flow	Expected duration	7 years
			Discount for transferability restrictions and subordination	97 basis points

Common stock warrants	4,757	Warrant pricing model	Discount for transferability and hedging restrictions	15%

Net derivative liabilities:
Equity index put options	6,264	Option pricing model	Volatility	20%

Credit default-states/municipalities	427	Discounted cash flow	Credit spreads	82 basis points

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

Our other investments that are carried at fair value consist of a few relatively large private placement transactions and include perpetual preferred stocks and common stock warrants. These investments are subject to contractual restrictions on transferability and/or provisions that prevent us from economically hedging our investments. In applying discounted estimated cash flow techniques in valuing the perpetual preferred stocks, we made assumptions regarding the expected durations of the investments, as the issuers may have the right to redeem or convert these investments. We also made estimates regarding the impact of subordination, as the preferred stocks have a lower priority in liquidation than investment grade debt instruments of the issuers, which affected the discount rates. In valuing the common stock warrants, we used a warrant valuation model. While most of the inputs to the model are observable, we are subject to the aforementioned contractual restrictions. We have applied discounts with respect to the contractual restrictions. Increases or decreases to these inputs would result in decreases or increases to the fair values.

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

Notes To Consolidated Financial Statements (Continued)

Note 16. Common stock

Changes in Berkshire’s issued and outstanding common stock during the first quarter of 2013 are shown in the table below.

	Class A, $5 Par Value (1,650,000 shares authorized)			Class B, $0.0033 Par Value (3,225,000,000 shares authorized)
	Issued	Treasury	Outstanding	Issued	Treasury	Outstanding
Balance at December 31, 2012	904,528	(9,573)	894,955	1,123,393,956	(1,408,484)	1,121,985,472
Conversions of Class A common stock to Class B common stock and exercises of replacement stock options issued in a business acquisition	(2,898)	—	(2,898)	5,024,428	—	5,024,428

Balance at March 31, 2013	901,630	(9,573)	892,057	1,128,418,384	(1,408,484)	1,127,009,900

Each Class A common share is entitled to one vote per share. Class B common stock possesses dividend and distribution rights equal to one-fifteen-hundredth (1/1,500) of such rights of Class A common stock. Each Class B common share possesses voting rights equivalent to one-ten-thousandth (1/10,000) of the voting rights of a Class A share. Unless otherwise required under Delaware General Corporation Law, Class A and Class B common shares vote as a single class. Each share of Class A common stock is convertible, at the option of the holder, into 1,500 shares of Class B common stock. Class B common stock is not convertible into Class A common stock. On an equivalent Class A common stock basis, there were 1,643,397 shares outstanding as of March 31, 2013 and 1,642,945 shares outstanding as of December 31, 2012. In addition to our common stock, 1,000,000 shares of preferred stock are authorized, but none of which are issued and outstanding.

In 2011, Berkshire’s Board of Directors (“Berkshire’s Board”) approved a common stock repurchase program. Under the program, as amended in December 2012, Berkshire may repurchase its Class A and Class B shares at prices no higher than a 20% premium over the book value of the shares. Berkshire may repurchase shares in the open market or through privately negotiated transactions. Berkshire’s Board authorization does not specify a maximum number of shares to be repurchased. However, repurchases will not be made if they would reduce Berkshire’s consolidated cash equivalent holdings below $20 billion. The repurchase program is expected to continue indefinitely and the amount of repurchases will depend entirely upon the level of cash available, the attractiveness of investment and business opportunities either at hand or on the horizon, and the degree of discount of the market price relative to management’s estimate of intrinsic value. The repurchase program does not obligate Berkshire to repurchase any dollar amount or number of Class A or Class B shares. In December 2012, Berkshire repurchased 9,475 Class A shares and 606,499 Class B shares for approximately $1.3 billion through a privately negotiated transaction and market purchases.

Notes To Consolidated Financial Statements (Continued)

Note 17. Accumulated other comprehensive income

A summary of the net changes in after-tax accumulated other comprehensive income and significant amounts reclassified out of accumulated other comprehensive income attributable to Berkshire Hathaway shareholders’ for the three-month period ended March 31, 2013 follows (in millions).

	Unrealized appreciation of investments, net	Foreign currency translation	Prior service and actuarial gains/losses of defined benefit pension plans	Other	Accumulated other comprehensive income
Balance at December 31, 2012	$29,254	$(120)	$(1,601)	$(33)	$27,500

Other comprehensive income (loss) before reclassifications	6,308	(560)	24	12	5,784
Amounts reclassified from accumulated other comprehensive income	(328)	—	34	2	(292)
Transactions with noncontrolling interests	—	—	—	—	—

Net current period other comprehensive income	5,980	(560)	58	14	5,492

Balance at March 31, 2013	$35,234	$(680)	$(1,543)	$(19)	$32,992

Amounts reclassified from other comprehensive income into net earnings for the first quarter of 2013 are included on the following line items:
Insurance and Other
Investment gains/losses	$(436)	$—	$—	$—	$(436)
Finance and Financial Products
Investment gains/losses	(68)	—	—	—	(68)
Other (1)	—	—	46	3	49

Reclassifications before income taxes	(504)	—	46	3	(455)
Applicable income taxes	(176)	—	12	1	(163)

	$(328)	$—	$34	$2	$(292)

(1)	Amounts are included on various line items, and are immaterial individually and in the aggregate.

Note 18. Contingencies and Commitments

On February 13, 2013, Berkshire and an affiliate of the global investment firm 3G Capital (“3G”), through a newly formed holding company (“Holdco”) entered into a definitive merger agreement to acquire H.J. Heinz Company (“Heinz”). Under the terms of the agreement, Heinz shareholders will receive $72.50 in cash for each outstanding share of common stock (approximately $23.25 billion in the aggregate.) Berkshire and 3G have committed to make equity investments in Holdco, which together with debt financing to be obtained by Holdco will be used to acquire Heinz. Berkshire’s commitment is for the purchase of $4.12 billion of Holdco common stock and $8 billion of its preferred stock that will pay a 9% dividend. 3G has committed to purchase $4.12 billion of Holdco common stock. Berkshire and 3G will each possess a 50% voting interest in Holdco and following the acquisition, a 50% voting interest in Heinz. The acquisition was approved by the shareholders of Heinz on April 30, 2013. The closing will occur following the receipt of certain regulatory approvals and the fulfillment of other customary closing conditions, and is expected to occur in the latter part of the second quarter or in the third quarter of 2013.

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

We have owned a controlling interest in Marmon Holdings, Inc. (“Marmon”) since 2008 and currently own about 90% of the outstanding common stock. We are contractually required to acquire substantially all of the remaining noncontrolling interests of Marmon no later than March 31, 2014, for an amount that will be based on Marmon’s 2013 operating results. On April 29, 2013, Berkshire acquired the remaining noncontrolling interests of IMC International Metalworking Companies B.V., the parent company of Iscar, for consideration of $2.05 billion. Berkshire now owns 100% of IMC International Metalworking Companies B.V.

Notes To Consolidated Financial Statements (Continued)

Note 19. Business segment data

Revenues by segment for the first quarter of 2013 and 2012 were as follows (in millions).

	First Quarter
	2013	2012
Operating Businesses:
Insurance group:
Premiums earned:
GEICO	$4,399	$4,016
General Re	1,469	1,471
Berkshire Hathaway Reinsurance Group	2,796	2,071
Berkshire Hathaway Primary Group	713	507
Investment income	1,001	1,056

Total insurance group	10,378	9,121
BNSF	5,284	5,002
Finance and financial products	950	959
Marmon	1,730	1,793
McLane Company	10,785	8,073
MidAmerican	3,116	2,894
Other businesses	9,945	9,296

	42,188	37,138
Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	1,711	896
Eliminations and other	(32)	113

	$43,867	$38,147

Earnings before income taxes by segment for the first quarter of 2013 and 2012 were as follows (in millions).

	First Quarter
	2013	2012
Operating Businesses:
Insurance group:
Underwriting gain (loss):
GEICO	$266	$124
General Re	95	81
Berkshire Hathaway Reinsurance Group	974	(191)
Berkshire Hathaway Primary Group	54	71
Net investment income	996	1,052

Total insurance group	2,385	1,137
BNSF	1,289	1,115
Finance and financial products	169	163
Marmon	266	269
McLane Company	132	102
MidAmerican	553	483
Other businesses	1,091	1,069

	5,885	4,338
Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	1,711	896
Interest expense, excluding interest allocated to operating businesses	(72)	(66)
Eliminations and other	(229)	(237)

	$7,295	$4,931

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings attributable to Berkshire are disaggregated in the table that follows. Amounts are after deducting income taxes and exclude earnings attributable to noncontrolling interests. Amounts are in millions.

	First Quarter
	2013	2012
Insurance – underwriting	$901	$54
Insurance – investment income	799	791
Railroad	798	701
Utilities and energy	394	338
Manufacturing, service and retailing	944	854
Finance and financial products	109	104
Other	(163)	(177)
Investment and derivative gains/losses	1,110	580

Net earnings attributable to Berkshire	$4,892	$3,245

Through our subsidiaries, we engage in a number of diverse business activities. Our operating businesses are managed on an unusually decentralized basis. There are essentially no centralized or integrated business functions (such as sales, marketing, purchasing, legal or human resources) and there is minimal involvement by our corporate headquarters in the day-to-day business activities of the operating businesses. Our senior corporate management team participates in and is ultimately responsible for significant capital allocation decisions, investment activities and the selection of the Chief Executive to head each of the operating businesses. It also is responsible for coordinating Berkshire’s corporate governance efforts, including, but not limited to, communicating the appropriate “tone at the top” messages to its employees and associates, monitoring governance efforts, including those at the operating businesses, and participating in the resolution of governance-related issues as needed. The business segment data (Note 19 to the Consolidated Financial Statements) should be read in conjunction with this discussion.

Our insurance underwriting businesses generated significant underwriting gains in the first quarter of 2013, reflecting no significant losses from catastrophes and our railroad and utilities and energy businesses continued to generate significant earnings in 2013. Earnings from our manufacturing, service and retailing businesses in 2013 were mixed, but as indicated in the table above increased about 10% in the aggregate.

Investment and derivative gains/losses in the first quarter included after-tax gains from derivative contracts of $784 million in 2013 and $650 million in 2012, which were primarily attributable to fair value changes to our equity index put option derivative contracts in both 2013 and 2012 as well as our credit default derivative contracts in 2012. We believe that realized investment gains/losses and other-than-temporary impairment losses are often meaningless in terms of understanding our reported results or evaluating our economic performance. These gains and losses and changes in the equity and credit markets from period to period have caused and will likely continue to cause significant volatility in our periodic earnings.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Underwriting (Continued)

The timing and amount of catastrophe losses can also produce significant volatility in our periodic underwriting results, particularly with respect to BHRG and General Re. In the first quarter of 2013 and 2012, losses from catastrophes were not significant. For the purposes of this discussion, we consider catastrophe losses significant if the pre-tax losses incurred from a single event (or series of related events) exceed $75 million on a consolidated basis. Our periodic underwriting results are affected significantly by changes in estimates for unpaid losses and loss adjustment expenses, including amounts established for occurrences in prior years. Periodic underwriting results may also include significant foreign currency transaction gains and losses arising from the changes in the valuations of certain non-U.S. Dollar denominated reinsurance liabilities as a result of foreign currency exchange rate fluctuations. BHRG’s underwriting results included pre-tax gains of $223 million in the first quarter of 2013 and pre-tax losses of $146 million in the first quarter of 2012 from such foreign currency exchange rate changes, which were included in underwriting expenses. In addition, BHRG’s results for the first quarter of 2013 included a one-time pre-tax gain of $255 million arising from amendments to a life reinsurance contract.

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

A summary follows of underwriting results from our insurance businesses. Amounts are in millions.

	First Quarter
	2013	2012
Underwriting gain (loss) attributable to:
GEICO	$266	$124
General Re	95	81
Berkshire Hathaway Reinsurance Group	974	(191)
Berkshire Hathaway Primary Group	54	71

Pre-tax underwriting gain	1,389	85
Income taxes and noncontrolling interests	488	31

Net underwriting gain	$901	$54

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

	First Quarter
	2013		2012
	Amount	%	Amount	%
Premiums earned	$4,399	100.0	$4,016	100.0

Losses and loss adjustment expenses	3,353	76.2	2,933	73.0
Underwriting expenses	780	17.8	959	23.9

Total losses and expenses	4,133	94.0	3,892	96.9

Pre-tax underwriting gain	$266		$124

Premiums written in the first quarter of 2013 were $4,841 million, an increase of 11.3% as compared to the first quarter of 2012. Premiums earned in the first quarter of 2013 increased $383 million (9.5%) to $4,399 million. The growth in premiums earned for voluntary auto was 9.5%, as policies-in-force increased 7.4% during the past year. The increase in policies-in-force reflects a 13.6% increase in voluntary auto new business sales. Voluntary auto policies-in-force at March 31, 2013 were approximately 402,000 greater than at December 31, 2012. In recent years, the growth in voluntary auto policies-in-force has been the greatest during the first quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance —Underwriting (Continued)

GEICO (Continued)

Losses and loss adjustment expenses incurred in the first quarter of 2013 were $3,353 million, an increase of $420 million (14.3%) versus the first quarter of 2012. The loss ratio (the ratio of losses and loss adjustment expenses incurred to premiums earned) was 76.2% in the first quarter of 2013 compared to 73.0% in 2012. In the first quarter of 2013 claims frequencies for property damage and collision coverages increased in the two to three percent range compared to the first quarter of 2012 due to more severe winter weather. In addition, physical damage severities increased in the three to five percent range and average bodily injury severities increased in the two to three percent range, although expected severities for personal injury protection coverage declined, primarily in Florida.

Underwriting expenses in the first quarter of 2013 declined $179 million (18.7%), despite the aforementioned increase in premiums earned. Underwriting expenses in the first quarter of 2012 were impacted by a change in U.S. GAAP concerning deferred policy acquisition costs (“DPAC”). DPAC represents the underwriting costs that are eligible to be capitalized and expensed as premiums are earned over the policy period. Policy acquisition costs related to policies written and renewed after December 31, 2011 are being deferred at lower levels than before that date. The new accounting standard essentially accelerates the timing of when certain underwriting costs are recognized in earnings. The new accounting standard was adopted on a prospective basis on January 1, 2012. As a result, DPAC recorded as of December 31, 2011 was amortized to expense over the remainder of the related policy periods in 2012. Excluding the effects of the accounting change in 2012, the ratio of underwriting expenses to premiums earned in the first quarter of 2013 (17.8%) was relatively unchanged from the ratio in first quarter of 2012. The new accounting standard for DPAC does not impact the cash basis periodic underwriting costs or our assessment of GEICO’s underwriting performance.

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

	First Quarter
	Premiums earned		Pre-tax underwriting gain (loss)
	2013	2012	2013	2012
Property/casualty	$758	$735	$96	$46
Life/health	711	736	(1)	35

	$1,469	$1,471	$95	$81

Property/casualty

Property/casualty premiums earned in the first quarter of 2013 were $758 million, an increase of $23 million (3.1%) compared to 2012. Excluding the effects of foreign currency exchange rate changes, premiums earned in the first quarter of 2013 increased $37 million (5.0%), which was primarily due to increases in international treaty business. However, price competition in most property and casualty lines persists. Our underwriters continue to exercise discipline by not accepting offers to write business where prices are deemed inadequate. We remain prepared to increase premium volumes should market conditions improve.

Underwriting results in the first quarter of 2013 and 2012 included gains of $96 million and $46 million, respectively, comprised of net underwriting gains from property business, partially offset by net underwriting losses from casualty/workers’ compensation business. Property business generated underwriting gains of $110 million in the first quarter of 2013 compared to $66 million in the first quarter of 2012. Property results in each period were absent significant catastrophe losses and included favorable development of prior years’ business ($46 million in 2013 versus $59 million in 2012). The favorable development in each period was primarily attributable to lower than expected losses reported by clients. The timing and magnitude of catastrophe and large individual losses has produced and is expected to continue to produce significant volatility in periodic underwriting results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance —Underwriting (Continued)

General Re (Continued)

Property/casualty (Continued)

In the first quarter, we incurred net underwriting losses from casualty/workers’ compensation business of $14 million in 2013 and $20 million in 2012. The underwriting losses in our casualty/workers’ compensation business were net of gains of $75 million in 2013 and $72 million in 2012 from the run-off of prior years’ losses, reflecting lower than anticipated reported losses from ceding companies. Casualty losses tend to be long-tail and it should not be assumed that favorable loss experience in a given period means that the loss reserve estimates currently established will continue to develop favorably.

Life/health

Premiums earned in the first quarter of 2013 were $711 million, a decrease of $25 million (3.4%) compared to 2012. Adjusting for the effects of foreign currency exchange rate changes, premiums earned were relatively unchanged compared to the first quarter of 2012. The life/health operations produced an underwriting loss of $1 million in the first quarter of 2013 as compared to an underwriting gain of $35 million in 2012. The first quarter of 2013 underwriting loss was primarily due to higher than expected mortality in both Europe and the U.S. and discount accretion on the U.S. long-term care business. The gains in the first quarter of 2012 were primarily due to lower than expected mortality in the both the U.S. and international life businesses.

Berkshire Hathaway Reinsurance Group (“BHRG”)

Through BHRG, we underwrite excess-of-loss reinsurance and quota-share coverages on property and casualty risks for insurers and reinsurers worldwide. BHRG’s business includes catastrophe excess-of-loss reinsurance and excess primary insurance and facultative reinsurance for large or otherwise unusual property risks referred to as individual risk. BHRG also writes retroactive reinsurance, which provides indemnification of losses and loss adjustment expenses with respect to past loss events. Other multi-line property/casualty refers to various coverages written on both a quota-share and excess basis and includes a 20% quota-share contract with Swiss Reinsurance Company Ltd. (“Swiss Re”) covering substantially all of Swiss Re’s property/casualty risks that incepted between January 1, 2008 and December 31, 2012. The Swiss Re quota-share contract was not renewed in 2013 and is now in run-off. BHRG’s underwriting activities also include life reinsurance and annuity businesses. Amounts are in millions.

	First Quarter
	Premiums earned		Pre-tax underwriting gain (loss)
	2013	2012	2013	2012
Catastrophe and individual risk	$173	$134	$178	$82
Retroactive reinsurance	319	298	(68)	(73)
Other multi-line property/casualty	1,322	1,125	551	(130)
Life and annuity	982	514	313	(70)

	$2,796	$2,071	$974	$(191)

Premiums earned in the first quarter of 2013 from catastrophe and individual risk contracts increased $39 million (29%) versus the first quarter of 2012. The level of business written in a given period will vary significantly due to changes in market conditions and management’s assessment of the adequacy of premium rates. We have generally constrained the volume of business written in recent years as premium rates have not been attractive enough to warrant increasing volume. However, we have the capacity and desire to write substantially more business when appropriate pricing can be obtained.

Catastrophe and individual risk contracts may provide exceptionally large limits of indemnification. The timing and magnitude of losses produces extraordinary volatility in periodic underwriting results of this business. Catastrophe and individual risk underwriting results for the first quarter of 2013 and 2012 reflected no significant losses from catastrophe events during those periods. In the first quarter, underwriting results of the catastrophe and individual risk business included a gain of $16 million in 2013 and a loss of $45 million in 2012 from changes in estimates of prior years’ catastrophe losses.

Retroactive reinsurance policies provide indemnification of unpaid losses and loss adjustment expenses with respect to past loss events, and related claims are generally expected to be paid over long periods of time. Premiums and limits of indemnification are often very large in amount. Substantially all of the premiums earned in the first quarter of 2013 were attributed to a single contract covering workers’ compensation exposures expected to have a very long duration.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance —Underwriting (Continued)

Berkshire Hathaway Reinsurance Group (“BHRG”) (Continued)

Underwriting results attributable to retroactive reinsurance include the recurring periodic amortization of deferred charges that are established with respect to these contracts. At the inception of a contract, deferred charges represent the difference between the premium received and the estimated ultimate losses payable. Deferred charges are subsequently amortized over the estimated claims payment period using the interest method, which reflects estimates of the timing and amount of loss payments. The original estimates of the timing and amount of loss payments are periodically analyzed against actual experience and revised based on an actuarial evaluation of the expected remaining losses. Amortization charges and deferred charge adjustments resulting from changes to the estimated timing and amount of future loss payments are included as a component of losses and loss adjustment expenses.

The underwriting losses from retroactive policies for the first quarter of 2013 and 2012 primarily represent the amortization of deferred charges. At March 31, 2013 and December 31, 2012, unamortized deferred charges for retroactive contracts were approximately $4.3 billion and $3.9 billion, respectively. Gross unpaid losses and loss adjustment expenses of retroactive reinsurance contracts were approximately $18.5 billion at March 31, 2013 compared to approximately $18.0 billion as of December 31, 2012.

Premiums earned from other multi-line property and casualty business in the first quarter included $556 million in 2013 and $746 million in 2012 from the Swiss Re 20% quota-share contract. As previously noted, the Swiss Re quota-share contract expired on December 31, 2012. As of March 31, 2013, unearned premiums related to this contract were $942 million, which will be earned as the contract runs off, with a majority of that amount to be earned in 2013. Premiums earned from this contract for the entire year in 2012 were approximately $3.4 billion. Premiums earned in the first quarter of 2013 from multi-line business, other than from the Swiss Re quota-share contract increased $387 million over the first quarter of 2012, which was primarily attributable to an increase in property quota-share business.

Other multi-line property and casualty underwriting generated a pre-tax underwriting gain of $551 million in 2013 compared to a pre-tax loss of $130 million in the first quarter of 2012. Multi-line property/casualty underwriting results regularly include foreign currency transaction gains or losses associated with the changes in the valuation of certain reinsurance liabilities of U.S. based subsidiaries (including liabilities arising under retroactive reinsurance contracts), which are denominated in foreign currencies.

Multi-line property/casualty underwriting results included foreign currency exchange rate gains of $189 million in the first quarter of 2013 compared to losses of $135 million in the first quarter of 2012. The gains and losses in each period primarily related to movements in the Swiss Franc and U.K. Pound Sterling relative to the U.S. Dollar. Underwriting results can be significantly impacted by the timing and magnitude of catastrophe losses, although there were no significant catastrophe loss events in the first quarter of 2013 or 2012. In the first quarter of 2013 the Swiss Re quota-share contract produced an underwriting gain of $235 million, an increase of $186 million over the first quarter of 2012. In the first quarter, underwriting results attributable to the Swiss Re quota-share contract included gains of $210 million in 2013 and $22 million in 2012 from decreases in estimated liabilities for prior years’ losses.

Life and annuity premiums earned in the first quarter of 2013 were $982 million, an increase of $468 million over 2012. In the first quarter of 2013, premiums of $1.7 billion were earned in connection with a new reinsurance contract under which BHRG assumed certain guaranteed minimum death benefit coverages on a portfolio of variable annuity reinsurance contracts that have been in run-off for a number of years. Substantially all of the premiums expected under this contract were earned at the inception of the contract. In addition, BHRG agreed in the first quarter of 2013 to amend certain provisions of its reinsurance agreement with Swiss Re Life & Health America Inc. (“SRLHA”) covering yearly renewable life insurance business. The amendments essentially commuted coverage with respect to a number of the underlying contracts in exchange for payments to SRLHA of $675 million. The amendments resulted in a reversal of previously recorded premiums of approximately $1.3 billion, which was exceeded by the reversal of life benefits incurred, generating a one-time pre-tax gain of $255 million.

In the first quarter of 2013, the life and annuity business produced a pre-tax underwriting gain of $313 million versus an underwriting loss of $70 million in 2012. The underwriting gain in 2013 was primarily due to the impact of the aforementioned amendments to the SRLHA contract. Underwriting results also included foreign currency exchange gains of $34 million in 2013 and losses of $11 million in 2012. These gains and losses are associated with the conversion of non-U.S. denominated annuity liabilities into U.S. Dollars. At March 31, 2013 and December 31, 2012, annuity liabilities were approximately $4.1 billion and $3.8 billion, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance —Underwriting (Continued)

Berkshire Hathaway Primary Group

The Berkshire Hathaway Primary Group (“BH Primary”) consists of a wide variety of independently managed insurance businesses that principally write liability coverages for commercial accounts. These businesses include: Medical Protective Company (“MedPro”) and Princeton Insurance Company, providers of healthcare malpractice insurance to physicians, dentists and other healthcare providers and healthcare facilities; National Indemnity Company’s primary group, writers of commercial motor vehicle and general liability coverages; U.S. Investment Corporation, whose subsidiaries underwrite specialty insurance coverages; a group of companies referred to internally as “Berkshire Hathaway Homestate Companies,” providers of commercial multi-line insurance, including workers’ compensation; Central States Indemnity Company, a provider of credit and disability insurance to individuals nationwide through financial institutions; Applied Underwriters, a provider of integrated workers’ compensation solutions; and BoatU.S., a writer of insurance for owners of boats and small watercraft. In the fourth quarter of 2012, we acquired Clal U.S. Holdings, which owns GUARD Insurance Group (“GUARD”), a provider of commercial property and casualty insurance coverage to small and mid-sized businesses.

Premiums earned in the first quarter by BH Primary aggregated $713 million in 2013 and $507 million in 2012. The increase was primarily due to the inclusion of GUARD and increased workers’ compensation insurance volume from the Berkshire Hathaway Homestate Companies. Premium volume of certain of our other primary insurers continues to be constrained by market conditions. We have the capacity and desire to write substantially more volume if market conditions improve. For the first quarter, our primary insurers produced underwriting gains of $54 million in 2013 and $71 million in 2012. Underwriting gains as a percentage of premiums earned for the first quarter were 8% in 2013 and 14% in 2012. The decline in comparative first quarter underwriting gains was primarily due to unfavorable loss experience with respect to certain general liability business of the National Indemnity Company’s primary group.

Insurance—Investment Income

A summary of net investment income of our insurance operations follows. Amounts are in millions.

	First Quarter
	2013	2012
Investment income before income taxes and noncontrolling interests	$996	$1,052
Income taxes and noncontrolling interests	197	261

Net investment income	$799	$791

Investment income consists of interest and dividends earned on cash and investments of our insurance businesses. Pre-tax investment income in the first quarter of 2013 was $996 million, a decline of $56 million (5%) from 2012. The decline in pre-tax investment income in 2013 was attributable to a decline in interest earned from fixed maturity securities and cash and cash equivalents, partially offset by slightly higher dividends earned from equity securities. We continue to hold significant cash and cash equivalents balances currently earning near zero yields, which will continue to negatively impact our earnings from investments. However, our management believes that maintaining ample liquidity is paramount and strongly insists on safety over yield with respect to cash and cash equivalents.

Invested assets derive from shareholder capital and reinvested earnings as well as net liabilities under insurance contracts or “float.” The major components of float are unpaid losses, life, annuity and health benefit liabilities, unearned premiums and other liabilities to policyholders less premiums and reinsurance receivables, deferred charges assumed under retroactive reinsurance contracts and deferred policy acquisition costs. Float approximated $73 billion at March 31, 2013 and December 31, 2012. In the first quarter of 2013, the cost of float, as represented by the ratio of our underwriting gain or loss to average float, was negative as our insurance group generated a net underwriting gain.

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

	March 31, 2013	Dec. 31, 2012
Cash and cash equivalents	$27,325	$26,458
Equity securities	95,435	86,080
Fixed maturity securities	28,935	29,984
Other	16,779	16,057

	$168,474	$158,579

Fixed maturity securities as of March 31, 2013 were as follows. Amounts are in millions.

	Amortized cost	Unrealized gains/losses	Fair value
U.S. Treasury, U.S. government corporations and agencies	$2,886	$30	$2,916
States, municipalities and political subdivisions	2,654	168	2,822
Foreign governments	9,182	191	9,373
Corporate bonds, investment grade	5,624	792	6,416
Corporate bonds, non-investment grade	4,014	1,314	5,328
Mortgage-backed securities	1,822	258	2,080

	$26,182	$2,753	$28,935

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

Railroad (“BNSF”)

Burlington Northern Santa Fe Corporation (“BNSF”) operates one of the largest railroad systems in North America with approximately 32,500 route miles of track in 28 states and two Canadian provinces. BNSF’s major business groups are classified by product/commodity shipped and include consumer products, coal, industrial products and agricultural products. Earnings of BNSF are summarized below (in millions).

	First Quarter
	2013	2012
Revenues	$5,284	$5,002

Operating expenses:
Compensation and benefits	1,139	1,117
Fuel	1,122	1,095
Purchased services	617	569
Depreciation and amortization	483	463
Equipment rents	198	202
Materials and other	258	293

Total operating expenses	3,817	3,739
Interest expense	178	148

	3,995	3,887

Pre-tax earnings	1,289	1,115
Income taxes	491	414

Net earnings	$798	$701

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Railroad (“BNSF”) (Continued)

Revenues for the first quarter of 2013 were approximately $5.3 billion, an increase of $282 million (6%) over 2012. The overall increase in revenues reflected a 3% increase in cars/units handled and a 2% increase in average revenue per car/unit, attributable to rates and business mix. In the first quarter of 2013, BNSF generated higher revenues from industrial products and consumer products, partially offset by lower revenues from coal and agricultural products. The increase in industrial products revenues was driven by a 14% increase in volume, due primarily to significantly higher petroleum products volumes. The increase in consumer products revenues reflected a 5% increase in volume, which was due primarily to increased domestic intermodal volume. In the first quarter of 2013, coal volume declined 3% versus 2012, primarily due to a decrease in coal demand as a result of utilities’ focus on reducing stockpiles. Agricultural products volume in the first quarter of 2013 declined about 7% compared with the prior year period, and was mainly attributable to a decrease in corn and soybean exports as a result of the drought conditions in the U.S. in 2012. Revenues (and revenues per car/unit) in each period include fuel surcharges to customers under programs intended to recover incremental fuel costs when fuel prices exceed threshold fuel prices. Surcharges vary by product/commodity, and therefore amounts earned in a given period are impacted by business mix and volume as well as fuel costs. Fuel surcharges in the first quarter of 2013 increased by 6% as compared to 2012.

Operating expenses in the first quarter of 2013 were approximately $3.8 billion, an increase of $78 million (2%) over 2012. Fuel expenses increased $27 million (2%) in 2013 primarily due to higher fuel prices and volumes, partially offset by improved fuel efficiency. Compensation and benefits expenses increased $22 million, reflecting volume-related costs and inflation, partially offset by cost savings initiatives. Purchased services expenses in 2013 increased $48 million compared to 2012 due primarily to volume-related costs, including purchased transportation for BNSF Logistics, a wholly owned, third party logistics company. In 2013, materials and other expenses declined $35 million versus 2012, which included a charge of $55 million recorded in the prior year for an unfavorable arbitration ruling.

Utilities and Energy (“MidAmerican”)

We hold an 89.8% ownership interest in MidAmerican Energy Holdings Company (“MidAmerican”), which operates an international energy business. MidAmerican’s domestic regulated energy interests are comprised of two regulated utility companies, PacifiCorp and MidAmerican Energy Company (“MEC”) and two interstate natural gas pipeline companies. In Great Britain, MidAmerican operates two regulated electricity distribution businesses, owned by Northern Powergrid Holdings Company (“Northern Powergrid”). The rates that our regulated businesses charge customers for energy and services are based in large part on the costs of business operations, including a return on capital, and are subject to regulatory approval. To the extent these operations are not allowed to include such costs in the approved rates, operating results will be adversely affected. In addition, MidAmerican also operates a diversified portfolio of independent power projects and the second-largest residential real estate brokerage firm and franchise network in the United States.

Revenues and earnings of MidAmerican are summarized below. Amounts are in millions.

	First Quarter
	Revenues		Earnings
	2013	2012	2013	2012
PacifiCorp	$1,249	$1,209	$228	$208
MidAmerican Energy Company	931	881	76	56
Natural gas pipelines	301	302	160	160
Northern Powergrid	300	263	145	124
Real estate brokerage	284	213	6	(1)
Other	51	26	9	18

	$3,116	$2,894

Earnings before corporate interest and income taxes			624	565
Corporate interest			(71)	(82)
Income taxes and noncontrolling interests			(159)	(145)

Net earnings attributable to Berkshire			$394	$338

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Utilities and Energy (“MidAmerican”) (Continued)

PacifiCorp’s revenues in the first quarter of 2013 were $1,249 million, an increase of $40 million (3%) over the first quarter of 2012. The increase was primarily due to higher retail revenue of $77 million, partially offset by a decrease in wholesale and other revenue. The increase in retail revenue was primarily due to higher prices approved by regulators and, to a lesser degree, by higher customer loads in certain states. The decrease in wholesale and other revenue was due to a decline in renewable energy credit revenue and a decline in wholesale volumes, partially offset by higher average prices. PacifiCorp’s earnings before corporate interest and income taxes (“EBIT”) in the first quarter of 2013 were $228 million, an increase of $20 million (10%) over the first quarter of 2012. The increase in EBIT reflected the overall increase in revenues, partially offset by higher depreciation and amortization of $11 million (due to increased plant in service) and higher energy costs of $8 million.

MEC’s revenues in the first quarter of 2013 were $931 million, an increase of $50 million (6%) over the first quarter of 2012. The overall increase in revenues was mainly attributable to higher regulated electric and natural gas revenues, partially offset by lower nonregulated and other revenues. In 2013, regulated retail electric operating revenues increased $35 million, due to rate adjustment clauses in Iowa and Illinois and an increase in customer load primarily from cooler weather conditions in 2013 compared to an unseasonably warm first quarter in 2012. Regulated natural gas operating revenue increased $52 million in the first quarter of 2013 compared to 2012, due to higher volumes and an increase in recoveries through adjustment clauses as a result of a higher average per-unit cost of gas sold. The increase in volumes reflected the comparatively colder weather conditions in 2013. In the first quarter of 2013, nonregulated and other operating revenues declined $40 million compared to 2012 due to lower electricity volumes and lower electricity and natural gas prices, partially offset by an increase in natural gas volumes.

MEC’s EBIT of $76 million increased $20 million (36%) over the first quarter of 2012, due primarily to a $15 million increase in regulated natural gas operating earnings and as a result of lower interest expenses and higher allowances for equity funds used during construction of energy generation assets. The increase in regulated natural gas operating earnings was attributable to higher volumes from the colder temperatures in 2013.

Natural gas pipeline revenues and EBIT in the first quarter of 2013 were relatively unchanged compared to 2012. Northern Powergrid’s revenues increased $37 million (14%) in the first quarter of 2013 compared to the first quarter of 2012, primarily due to higher distribution revenue. EBIT of Northern Powergrid in the first quarter of 2013 was $145 million, an increase of $21 million (17%) over 2012. The increase was mainly due to the higher operating revenue, partially offset by higher distribution operating expenses.

Revenues and EBIT of the real estate brokerage business in the first quarter of 2013 increased by $71 million and $7 million, respectively, compared to the first quarter of 2012. The increase in revenues was from businesses acquired subsequent to the end of the first quarter of 2012 and from higher revenues from pre-existing businesses, reflecting a 9% increase in closed brokerage units and a 7% increase in average home sale prices. The increase in EBIT was attributed to higher revenues, partially offset by increased commissions and other operating expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Manufacturing, Service and Retailing

A summary of revenues and earnings of our manufacturing, service and retailing businesses follows. Amounts are in millions.

	First Quarter
	Revenues		Earnings
	2013	2012	2013	2012
Marmon	$1,730	$1,793	$266	$269
McLane Company	10,785	8,073	132	102
Other manufacturing	6,854	6,504	809	815
Other service	2,104	1,939	209	198
Retailing	987	853	73	56

	$22,460	$19,162

Pre-tax earnings			1,489	1,440
Income taxes and noncontrolling interests			545	586

			$944	$854

Marmon

Through Marmon, we operate over 150 manufacturing and service businesses within eleven diverse business sectors that are further organized in three separate companies. Those companies and constituent sectors are:

Company	Sector
Marmon Engineered Industrial & Metal Components (“Engineered Components”)	Electrical & Plumbing Products, Distribution Services, Industrial Products

Marmon Natural Resources & Transportation Services (“Natural Resources”)	Transportation Services & Engineered Products, Engineered Wire & Cable, Crane Services

Marmon Retail & End User Technologies (“Retail Technologies”)	Highway Technologies, Water Treatment, Retail Store Fixtures, Food Service Equipment, Retail Home Improvement Products

Marmon’s first quarter of 2013 consolidated revenues were $1.7 billion, a decrease of $63 million (4%) as compared to the first quarter of 2012. Consolidated pre-tax earnings were $266 million in the first quarter of 2013, a decrease of $3 million (1%) as compared to the first quarter of 2012. Pre-tax earnings as a percent of revenues was 15.4% in the first quarter of 2013 compared to 15.0% in the first quarter of 2012. The revenues and earnings information in the following paragraphs is before intercompany eliminations and miscellaneous unallocated items.

Overall, two of the three companies saw revenue decreases as compared to the first quarter of 2012. Engineered Components’ first quarter of 2013 revenues were $594 million, a decline of $54 million (8%) as compared to the first quarter of 2012. The decline was primarily due to a reduction in volume and lower copper prices. Natural Resources’ revenues were $612 million, a decline of $21 million (3%) as compared to the first quarter of 2012. This decline reflected lower external tank car sales and one-time prior year projects in the Transportation Services & Engineered Products and several large projects in the Engineered Wire & Cable sectors, partially offset by an increase in leasing revenue attributable to higher lease rates and new tank car fleet additions, as well as growth in the Crane Services Canadian operations. Retail Technologies’ revenues of $555 million increased $16 million (3.0%) as compared to the first quarter of 2012. Rebounding demand from a major customer in the Retail Store Fixtures sector is the primary driver for the quarter-over-quarter increase.

Engineered Components’ pre-tax earnings were $50 million, a decrease of $13 million (20%) as compared to the first quarter of 2012. Both the Electrical & Plumbing Products and Distribution Services sectors’ pre-tax earnings declined in the first quarter of 2013 primarily due to lower volumes, offset slightly by improved product mix and lower overhead costs in the Industrial Products sector and a $3 million gain on sale of land and machinery and equipment during the first quarter of 2013. Natural Resources’ pre-tax earnings were $157 million, an increase of $4 million (3%) as compared to the prior year comparable quarter. The increase in pre-tax earnings was primarily driven by higher margins on specialty and utility cable products and higher rail leasing rates and new tank car fleet additions, partially offset by higher rail wheel repairs. Retail Technologies’ pre-tax earnings were $67 million, an increase of $3 million (5%) as compared to the first quarter of 2012. Pre-tax earnings increased primarily due to strong revenue growth in the Retail Store Fixtures sector and cost savings relating to 2012 restructuring actions. Corporate overhead expenses were reduced by $3 million due to lower salary and legacy (litigation and environmental) costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Manufacturing, Service and Retailing (Continued)

McLane Company

Through McLane, we operate a wholesale distribution business that provides grocery and non-food products to retailers, convenience stores and restaurants. Through its subsidiaries, McLane also operates as a wholesale distributor of distilled spirits, wine and beer. On August 24, 2012, McLane acquired Meadowbrook Meat Company, Inc. (“MBM”). MBM, based in Rocky Mount, North Carolina, is a large customized foodservice distributor for national restaurant chains with annual revenues of approximately $6 billion. MBM’s revenues and earnings are included in McLane’s results beginning as of the acquisition date. McLane’s grocery and foodservice businesses are marked by high sales volume and very low profit margins and have several significant customers, including Wal-Mart, 7-Eleven and Yum! Brands. A curtailment of purchasing by Wal-Mart or another of its significant customers could have a material adverse impact on McLane’s periodic revenues and earnings.

Revenues for the first quarter of 2013 were $10.8 billion, an increase of $2.7 billion (34%) over 2012. The increase in revenues reflected the inclusion of MBM, as well as 11% increases in revenues of the grocery and other foodservice businesses, which were primarily related to several new large customers at each of the businesses. Pre-tax earnings in the first quarter of 2013 were $132 million, an increase of $30 million (29%) over 2012. The increase in pre-tax earnings was primarily attributable to increased sales and relatively stable net operating margins of the pre-existing business operations and to a lesser degree from the inclusion of MBM.

Other manufacturing

Our other manufacturing businesses include several manufacturers of building products (Acme Building Brands, Benjamin Moore, Johns Manville, Shaw and MiTek) and apparel (led by Fruit of the Loom which includes Russell athletic apparel and Vanity Fair Brands women’s intimate apparel). Also included in this group are Forest River, a leading manufacturer of leisure vehicles, IMC International Metalworking Companies (“Iscar”), an industry leader in the metal cutting tools business with operations worldwide and CTB, a manufacturer of equipment and systems for the livestock and agricultural industries. Other manufacturing businesses also include The Lubrizol Corporation (“Lubrizol”), a specialty chemical manufacturer that we acquired in 2011.

Revenues from our other manufacturing activities for the first quarter of 2013 were $6.9 billion, an increase of $350 million (5%) over 2012. In the first quarter of 2013, Forest River generated a significant increase in revenues, due to increased volume and average sales prices. First quarter of 2013 revenues also benefited from several bolt-on business acquisitions in 2012. We also experienced revenue increases from our building products and apparel businesses.

Pre-tax earnings of our other manufacturing businesses in the first quarter of 2013 were $809 million, a slight decline from 2012. Forest River, as well as our building products and apparel businesses generated higher earnings in 2013. However a decline in Iscar’s earnings in 2013 versus 2012 attributable to intensifying price competition and sluggish customer demand, more than offset the aforementioned increases in pre-tax earnings. Lubrizol’s earnings in the first quarter of 2013 were unchanged compared to 2012.

Other service

Our other service businesses include NetJets, the world’s leading provider of fractional ownership programs for general aviation aircraft and FlightSafety, a provider of high technology training to operators of aircraft. Among the other businesses included in this group are: TTI, a leading electronic components distributor; Business Wire, a leading distributor of corporate news, multimedia and regulatory filings; Dairy Queen, which licenses and services a system of over 6,200 stores that offer prepared dairy treats and food; Buffalo News and the BH Media Group, which includes the Omaha World-Herald, as well as 27 other daily newspapers and numerous other publications; and businesses that provide management and other services to insurance companies.

First quarter of 2013 revenues of our other service businesses were $2.1 billion, an increase of $165 million (8.5%) compared to 2012. Pre-tax earnings in the first quarter of 2013 were $209 million, an increase of $11 million (6%) versus 2012. The increases reflected increased revenues and earnings from NetJets, BH Media Group and TTI. The increase in revenues at NetJets was primarily due to increased sales of fractional aircraft shares. Earnings at NetJets increased primarily due to improved flight operations margins, fractional sales margins and reduced net financing costs. The revenues and earnings increases from BH Media Group and TTI were primarily a result of bolt-on business acquisitions in 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Manufacturing, Service and Retailing (Continued)

Retailing

Our retailing operations consist of four home furnishings businesses (Nebraska Furniture Mart, R.C. Willey, Star Furniture and Jordan’s), three jewelry businesses (Borsheims, Helzberg and Ben Bridge), See’s Candies, Pampered Chef, a direct seller of high quality kitchen tools and Oriental Trading Company (“OTC”), a direct retailer of party supplies, school supplies and toys and novelties, which we acquired on November 27, 2012. Revenues and pre-tax earnings in the first quarter of 2013 from the retailing businesses increased $134 million (16%) and $17 million (30%), respectively, over the first quarter of 2012. Most of these comparative increases were attributed to the inclusion of OTC and increases at See’s Candies, due primarily to the timing of Easter.

Finance and Financial Products

Our finance and financial products businesses include manufactured housing and finance (Clayton Homes), transportation equipment leasing (XTRA), furniture leasing (CORT) as well as various miscellaneous financing activities. A summary of earnings from our finance and financial products businesses follows. Amounts are in millions.

	First Quarter
	Earnings
	2013	2012
Manufactured housing and finance	$71	$40
Furniture/transportation equipment leasing	29	26
Other	69	97

Pre-tax earnings	169	163
Income taxes and noncontrolling interests	60	59

	$109	$104

Clayton Homes’ earnings were $71 million for the first quarter of 2013, an increase of $31 million (78%) compared to 2012. In the first quarter of 2013, the earnings benefitted from lower loan loss provisions and an increase in net interest income due to the reduction in interest income on Clayton Homes’ loan portfolio being more than offset by lower interest expense due to a decline in average borrowings and lower interest rates. Clayton Homes’ manufactured housing business continues to operate at a competitive disadvantage compared to traditional single family housing markets, which receive significant interest rate subsidies from the U.S. government through government agency insured mortgages. For the most part, these subsidies are not available to factory built homes. Nevertheless, Clayton Homes remains the largest manufactured housing business in the United States and we believe that it will continue to operate profitably, even under the prevailing conditions.

Earnings of our furniture/transportation leasing businesses increased slightly in the first quarter of 2013 compared to 2012. The increases primarily reflected increased lease revenues and earnings of XTRA, which benefitted from slight increases in working units and average rental rates and relatively stable operating expenses.

Earnings from our other finance business activities include interest and dividends from a portfolio of fixed maturity and equity investments, our share of the earnings of a commercial mortgage servicing business in which we own a 50% joint venture interest and earnings from a small portfolio of long-held commercial real estate loans, which were repaid in full during the third and fourth quarters of 2012. In addition, other earnings includes income from interest rate spreads charged to Clayton Homes on borrowings by a Berkshire financing subsidiary that are used to fund loans to Clayton Homes and guaranty fees charged to NetJets. Corresponding expenses are included in Clayton Homes’ and NetJets’ results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Investment and Derivative Gains/Losses

A summary of investment and derivative gains and losses and other-than-temporary impairment losses on investments follows. Amounts are in millions.

	First Quarter
	2013	2012
Investment gains/losses	$590	$231
Other-than-temporary impairment losses on investments	(85)	(337)
Derivative gains/losses	1,206	1,002

Gains/losses before income taxes and noncontrolling interests	1,711	896
Income taxes and noncontrolling interests	601	316

Net gains/losses	$1,110	$580

Pre-tax investment gains/losses in the first quarter were $590 million in 2013 and $231 million in 2012. The net gains in 2013 included $520 million related to our investments in General Electric and Goldman Sachs common stock warrants, which beginning in 2013 are carried at fair value with the unrealized gain or loss included in earnings. In 2012 investment gains were primarily attributable to sales of equity securities.

Investment gains/losses arise primarily from the sale or redemption of investments or when investments are carried at fair value with the periodic changes in fair values recorded in earnings. The timing of investment gains or losses can have a material effect on periodic earnings. Investment gains and losses usually have a minimal impact on the periodic changes in our consolidated shareholders’ equity since most of our investments are regularly recorded at fair value with the unrealized gains and losses included in shareholders’ equity as a component of accumulated other comprehensive income.

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

Other-than-temporary impairment (“OTTI”) losses in the first quarter of 2013 and 2012 were related to our investments in Texas Competitive Electric Holdings bonds. As of March 31, 2013, unrealized losses on our investments in equity and fixed maturity securities (determined on an individual purchase lot basis) were relatively insignificant. Although we have periodically recorded OTTI losses in earnings in the past, we continue to hold positions in certain of the related securities. In cases where the market values of these investments have increased since the dates the OTTI losses were recorded in earnings, these increases are not reflected in earnings but are instead included in shareholders’ equity as a component of accumulated other comprehensive income. When recorded, OTTI losses have no impact whatsoever on the asset values otherwise recorded in our Consolidated Balance Sheets or on our consolidated shareholders’ equity. In addition, the recognition of such losses in earnings rather than in accumulated other comprehensive income does not necessarily indicate that sales are imminent or planned and sales ultimately may not occur for a number of years. Furthermore, the recognition of OTTI losses does not necessarily indicate that the loss in value of the security is permanent or that the market price of the security will not subsequently increase to and ultimately exceed our original cost.

Derivative gains/losses primarily represent the changes in fair value of our credit default and equity index put option contracts. Periodic changes in the fair values of these contracts are reflected in earnings and can be significant, reflecting the volatility of underlying credit and equity markets. We have written essentially no new equity index put option or credit default derivative contracts since 2008. We have not actively traded into and out of credit default and equity index put option contract positions. Under many of the remaining contracts, no settlements will occur until the contract expiration dates, which may occur many years from now.

In the first quarter, our derivative contracts generated gains of $1,206 million in 2013 and $1,002 million in 2012. In 2013, the gains were primarily attributed to changes in fair values of our equity index put option contracts while the gains in 2012 also included gains attributable to our credit default contracts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Investment and Derivative Gains/Losses (Continued)

In the first quarter of 2013 and 2012, our equity index put option contracts produced gains of $1,246 million and $689 million, respectively. In 2013, the gains reflected higher equity prices and the favorable foreign currency exchange rate movements from effects of a stronger U.S. Dollar. In 2012, the gains were due primarily to higher equity prices, partially offset by lower interest rate assumptions. Our credit default contracts generated losses of $14 million in the first quarter of 2013 compared to a gain of $340 million in the first quarter of 2012. Our remaining credit default contract exposures associated with corporate issuers will expire in 2013 and at the end of 2013 our credit default derivative contract exposures will be limited to municipality/state issues. In 2012, the gain was primarily due to the narrowing of credit default spreads as well as the passage of time.

Financial Condition

Our balance sheet continues to reflect significant liquidity and a strong capital base. Our consolidated shareholders’ equity at March 31, 2013 was $198.1 billion, an increase of $10.4 billion since December 31, 2012. Consolidated cash and investments of our insurance and other businesses approximated $187.2 billion at March 31, 2013 including cash and cash equivalents of $44.0 billion, of which about $11.7 billion was held by the parent company. Otherwise, invested assets are held predominantly in our insurance businesses. In January 2013, we issued $2.6 billion of parent company senior unsecured notes with maturities ranging from 2016 to 2043, the proceeds of which were used to fund the repayment of $2.6 billion of notes that matured in February 2013.

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

In the fourth quarter of 2012, we acquired 10% of the outstanding shares of Marmon held by noncontrolling interests for aggregate consideration of approximately $1.4 billion. Approximately $800 million of the consideration was paid in the fourth quarter, and the remainder was paid in March 2013. On April 29, 2013, we acquired the remaining noncontrolling interests of IMC International Metalworking Companies B.V., the parent company of Iscar for consideration of $2.05 billion.

As discussed in Note 18 to the accompanying Consolidated Financial Statements, on February 13, 2013, we committed to invest $12.12 billion in a newly formed holding company that entered into a definitive merger agreement to acquire H.J. Heinz Company (“Heinz”). Our investment will consist of common and preferred stock and we will hold 50% of the voting interests in the holding company. The acquisition of Heinz was approved by the Heinz shareholders on April 30, 2013. The closing will occur following receipt of certain regulatory approvals and the fulfillment of other customary closing conditions, and is expected to occur in the latter part of the second quarter or in the third quarter of 2013. We expect to use cash on hand to fund our investments.

Our railroad, utilities and energy businesses (conducted by BNSF and MidAmerican) maintain very large investments in capital assets (property, plant and equipment) and will regularly make capital expenditures in the normal course of business. In the first quarter of 2013, aggregate capital expenditures of these businesses were $1.6 billion, including $891 million by MidAmerican and $732 million by BNSF. BNSF and MidAmerican forecast aggregate capital expenditures of approximately $6.6 billion over the remainder of 2013. Future capital expenditures are expected to be funded from cash flows from operations and debt issuances. In March 2013, BNSF issued $1.5 billion in new debentures consisting of $700 million of 3.0% debentures due in 2023 and $800 million of 4.45% debentures due in 2043. BNSF’s outstanding debt was $15.95 billion as of March 31, 2013. In the first quarter of 2013, MidAmerican repaid borrowings of $530 million and its aggregate outstanding borrowings were $20.9 billion as of March 31, 2013. BNSF and MidAmerican have aggregate debt and capital lease maturities over the remainder of 2013 of about $1.9 billion. Berkshire has committed until February 28, 2014 to provide up to $2 billion of additional capital to MidAmerican to permit the repayment of its debt obligations or to fund its regulated utility subsidiaries. Berkshire does not guarantee the repayment of debt issued by BNSF, MidAmerican or any of their subsidiaries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition (Continued)

Assets of the finance and financial products businesses, which consisted primarily of loans and finance receivables, cash and cash equivalents, fixed maturity investments and equity investments, were approximately $25.5 billion as of March 31, 2013 and $25.4 billion as of December 31, 2012. Liabilities were $20.7 billion as of March 31, 2013 and $22.1 billion as of December 31, 2012. As of March 31, 2013, notes payable and other borrowings of finance and financial products businesses were $13.0 billion and included approximately $11.2 billion of notes issued by Berkshire Hathaway Finance Corporation (“BHFC”). In January 2013, $500 million of notes matured and BHFC issued new debt of $500 million with maturities in 2017 and 2022. Over the remainder of 2013, an additional $2.95 billion of BHFC debt will mature. We currently intend to issue additional new debt through BHFC to replace some or all of the upcoming debt maturities. The proceeds from the BHFC notes are used to finance originated loans and acquired loans of Clayton Homes. The full and timely payment of principal and interest on the BHFC notes is guaranteed by Berkshire.

We regularly access the credit markets, particularly through our railroad, utilities and energy and finance and financial products businesses. Restricted access to credit markets at affordable rates in the future could have a significant negative impact on our operations.

We are party to several equity index put option and credit default contracts as described in Note 12 to the Consolidated Financial Statements. With limited exception, these contracts contain no collateral posting requirements under any circumstances, including changes in either the fair value or intrinsic value of the contracts or a downgrade in Berkshire’s credit ratings. Substantially all of these contracts were entered into prior to December 31, 2008. At March 31, 2013, the net liabilities recorded for such contracts were approximately $6.7 billion and our collateral posting requirements were $10 million.

On July 21, 2010, President Obama signed into law financial regulatory reform legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”). The Reform Act reshapes financial regulations in the United States by creating new regulators, regulating new markets and market participants and providing new enforcement powers to regulators. Virtually all major areas of the Reform Act are subject to extensive rulemaking proceedings being conducted both jointly and independently by multiple regulatory agencies, some of which have been completed and others that are expected to be finalized during the remainder of 2013. Although the Reform Act may adversely affect some of our business activities, it is not currently expected to have a material impact on our consolidated financial results or financial condition.

Contractual Obligations

We are party to contracts associated with ongoing business and financing activities, which will result in cash payments to counterparties in future periods. Certain obligations reflected in our Consolidated Balance Sheets, such as notes payable, require future payments on contractually specified dates and in fixed and determinable amounts. The timing and/or amount of the payment of other obligations, such as losses arising from unpaid property and casualty loss insurance contracts and credit default and equity index put option derivatives contracts, are contingent upon the outcome of future events. Actual payments will likely vary, perhaps significantly, from the liability estimates currently recorded in the Consolidated Balance Sheet. Other obligations pertain to the acquisition of goods or services in the future, which are not currently reflected in the financial statements, such as minimum rentals under operating leases. Our contractual obligations as of March 31, 2013 were, in the aggregate, not materially different from those disclosed in the “Contractual Obligations” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2012. Reference is also made to Note 18 to the accompanying Consolidated Financial Statements.

Critical Accounting Policies

We are party to contracts associated with ongoing business and financing activities, which will result in cash payments to counterparties in future periods. Certain accounting policies require us to make estimates and judgments regarding transactions that have occurred and ultimately will be settled several years in the future or concerning the recoverability of assets. Amounts recognized in the financial statements from such estimates are necessarily based on assumptions about numerous factors involving varying, and possibly significant, degrees of judgment and uncertainty. Accordingly, the amounts currently recorded in the financial statements may prove, with the benefit of hindsight, to be inaccurate. Reference is made to “Critical Accounting Policies” discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2012 for additional discussion regarding these estimates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical Accounting Policies (Continued)

Our Consolidated Balance Sheet as of March 31, 2013 includes estimated liabilities for unpaid losses from property and casualty insurance and reinsurance contracts of $64.3 billion. Due to the inherent uncertainties in the process of establishing loss reserve amounts, the actual ultimate claim amounts will likely differ from the currently recorded amounts. A very small percentage change in estimates of this magnitude will result in a material effect on reported earnings. The effects from changes in these estimates are recorded as a component of losses incurred in the period of the change.

Our Consolidated Balance Sheet as of March 31, 2013 includes goodwill of acquired businesses of $54.4 billion. We evaluate goodwill for impairment at least annually and conducted our most recent annual review during the fourth quarter of 2012. Although we believe that the goodwill reflected in the Consolidated Balance Sheet as of March 31, 2013 is not impaired, goodwill may subsequently become impaired as a result of changes in facts and circumstances affecting the valuation of the reporting unit. A goodwill impairment charge could have a material effect on periodic net earnings.

Our Consolidated Balance Sheets include significant amounts of derivative contract liabilities that are measured at fair value. As of March 31, 2013 our most significant derivative contract exposures relate to equity index put option contracts written between 2004 and 2008. These contracts were entered into in over-the-counter markets and certain elements in the terms and conditions of such contracts are not standard. In particular, we are not required to post collateral under most of our contracts. Furthermore, there is no source of independent data available to us showing trading volume and actual prices of completed transactions. As a result, the values of these liabilities are based on valuation models that are believed to be used by market participants. Such models or other valuation techniques may use inputs that are observable in the marketplace, while others are unobservable. Unobservable inputs require us to make certain projections and assumptions about the information that would be used by market participants in establishing prices. Changes in assumptions may have a significant effect on values.

Information concerning new accounting pronouncements is included in Note 2 to the accompanying Consolidated Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Berkshire’s most recently issued Annual Report and in particular the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of March 31, 2013, there were no material changes in the market risks described in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Item 1A. Risk Factors

Our significant business risks are described in Item 1A to Form 10-K for the year ended December 31, 2012 to which reference is made herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

In September 2011, Berkshire’s Board of Directors (“Berkshire’s Board”) approved a common stock repurchase program under which Berkshire may repurchase its Class A and Class B shares at prices no higher than a 10% premium over the book value of the shares. In December 2012, Berkshire’s Board amended the repurchase program by raising the price limit to no higher than a 20% premium over book value. Berkshire’s Board authorization does not specify a maximum number of shares to be purchased. However, repurchases will not be made if they would reduce Berkshire’s consolidated cash equivalent holdings below $20 billion. The repurchase program is expected to continue indefinitely and the amount of purchases will depend entirely upon the level of cash available, the attractiveness of investment and business opportunities either at hand or on the horizon, and the degree of discount from management’s estimate of intrinsic value. The repurchase program does not obligate Berkshire to repurchase any dollar amount or number of Class A or Class B shares. There were no share repurchases in the first three months of 2013.

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

101

The following financial information from Berkshire Hathaway Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) the Consolidated Statements of Earnings for each of the three-month periods ended March 31, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income for each of the three-month periods ended March 31, 2013 and 2012, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for each of the three-month periods ended March 31, 2013 and 2012, (v) the Consolidated Statements of Cash Flows for each of the three-month periods ended March 31, 2013 and 2012, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC. (Registrant)

Date: May 3, 2013	/S/ MARC D. HAMBURG
(Signature) Marc D. Hamburg, Senior Vice President and Principal Financial Officer