Form 10-Q
period 2013-06-30
BERKSHIRE HATHAWAY INC
filed 2013-08-02
CIK 1067983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of July 25, 2013:

Class A —	868,448
Class B —	1,162,977,534

BERKSHIRE HATHAWAY INC.

Part I Financial Information

Item 1. Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Insurance and Other:
Cash and cash equivalents	$31,216	$42,358
Investments:
Fixed maturity securities	28,756	31,449
Equity securities	101,933	86,467
Other investments	29,484	16,057
Receivables	21,956	21,753
Inventories	9,877	9,675
Property, plant and equipment	19,150	19,188
Goodwill	33,178	33,274
Other	18,982	17,875

	294,532	278,096

Railroad, Utilities and Energy:
Cash and cash equivalents	2,564	2,570
Property, plant and equipment	89,199	87,684
Goodwill	20,158	20,213
Other	14,696	13,441

	126,617	123,908

Finance and Financial Products:
Cash and cash equivalents	1,915	2,064
Investments in fixed maturity securities	749	842
Other investments	5,235	4,952
Loans and finance receivables	12,855	12,809
Goodwill	1,036	1,036
Other	3,624	3,745

	25,414	25,448

	$446,563	$427,452

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Losses and loss adjustment expenses	$64,423	$64,160
Unearned premiums	11,360	10,237
Life, annuity and health insurance benefits	10,520	10,943
Accounts payable, accruals and other liabilities	21,278	21,149
Notes payable and other borrowings	13,261	13,535

	120,842	120,024

Railroad, Utilities and Energy:
Accounts payable, accruals and other liabilities	13,186	13,113
Notes payable and other borrowings	37,861	36,156

	51,047	49,269

Finance and Financial Products:
Accounts payable, accruals and other liabilities	1,067	1,099
Derivative contract liabilities	6,241	7,933
Notes payable and other borrowings	12,831	13,045

	20,139	22,077

Income taxes, principally deferred	49,547	44,494

Total liabilities	241,575	235,864

Shareholders’ equity:
Common stock	8	8
Capital in excess of par value	36,101	37,230
Accumulated other comprehensive income	33,565	27,500
Retained earnings	133,705	124,272
Treasury stock, at cost	(1,363)	(1,363)

Berkshire Hathaway shareholders’ equity	202,016	187,647
Noncontrolling interests	2,972	3,941

Total shareholders’ equity	204,988	191,588

	$446,563	$427,452

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in millions except per share amounts)

	Second Quarter		First Six Months
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Revenues:
Insurance and Other:
Insurance premiums earned	$8,815	$8,428	$18,192	$16,493
Sales and service revenues	23,873	20,814	46,291	40,078
Interest, dividend and other investment income	1,610	1,420	2,621	2,487
Investment gains/losses	455	102	889	(5)

	34,753	30,764	67,993	59,053

Railroad, Utilities and Energy:
Operating revenues	8,310	7,769	16,661	15,618
Other	68	41	117	88

	8,378	7,810	16,778	15,706

Finance and Financial Products:
Interest, dividend and other investment income	342	372	683	747
Investment gains/losses	37	23	108	24
Derivative gains/losses	461	(1,068)	1,667	(66)
Other	722	645	1,331	1,229

	1,562	(28)	3,789	1,934

	44,693	38,546	88,560	76,693

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	5,269	4,586	10,413	9,357
Life, annuity and health insurance benefits	1,063	1,351	2,324	2,443
Insurance underwriting expenses	1,657	1,534	3,240	3,651
Cost of sales and services	19,373	16,821	37,657	32,417
Selling, general and administrative expenses	2,926	2,476	5,780	4,904
Interest expense	107	106	208	209

	30,395	26,874	59,622	52,981

Railroad, Utilities and Energy:
Cost of sales and operating expenses	6,094	5,767	12,205	11,637
Interest expense	452	439	899	867

	6,546	6,206	13,104	12,504

Finance and Financial Products:
Interest expense	132	151	270	311
Other	729	700	1,378	1,351

	861	851	1,648	1,662

	37,802	33,931	74,374	67,147

Earnings before income taxes	6,891	4,615	14,186	9,546
Income tax expense	2,279	1,384	4,557	2,949

Net earnings	4,612	3,231	9,629	6,597
Less: Earnings attributable to noncontrolling interests	71	123	196	244

Net earnings attributable to Berkshire Hathaway	$4,541	$3,108	$9,433	$6,353

Average common shares outstanding *	1,643,599	1,651,511	1,643,391	1,651,228
Net earnings per share attributable to Berkshire Hathaway shareholders *	$2,763	$1,882	$5,740	$3,847

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

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(dollars in millions)

	Second Quarter		First Six Months
	2013	2012	2013	2012
Net earnings	$4,612	$3,231	$9,629	$6,597

Other comprehensive income:
Net change in unrealized appreciation of investments	1,411	(1,788)	11,052	9,854
Applicable income taxes	(518)	584	(3,844)	(3,467)
Reclassification of investment appreciation in net earnings	(271)	(107)	(775)	25
Applicable income taxes	95	37	271	(9)
Foreign currency translation	(203)	(537)	(853)	(318)
Applicable income taxes	42	6	93	7
Prior service cost and actuarial gains/losses of defined benefit pension plans	25	37	112	49
Applicable income taxes	(7)	(10)	(30)	(16)
Other, net	4	1	20	(19)

Other comprehensive income, net	578	(1,777)	6,046	6,106

Comprehensive income	5,190	1,454	15,675	12,703
Comprehensive income attributable to noncontrolling interests	64	82	165	223

Comprehensive income attributable to Berkshire Hathaway shareholders	$5,126	$1,372	$15,510	$12,480

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(dollars in millions)

	Berkshire Hathaway shareholders’ equity
	Common stock and capital in excess of par value	Accumulated other comprehensive income	Retained earnings	Treasury stock	Non- controlling interests	Total
Balance at December 31, 2011	$37,815	$17,654	$109,448	$(67)	$4,111	$168,961
Net earnings	—	—	6,353	—	244	6,597
Other comprehensive income, net	—	6,127	—	—	(21)	6,106
Issuance (repurchase) of common stock	51	—	—	—	—	51
Changes in noncontrolling interests:
Interests acquired and other transactions	(2)	—	—	—	2	—

Balance at June 30, 2012	$37,864	$23,781	$115,801	$(67)	$4,336	$181,715

Balance at December 31, 2012	$37,238	$27,500	$124,272	$(1,363)	$3,941	$191,588
Net earnings	—	—	9,433	—	196	9,629
Other comprehensive income, net	—	6,077	—	—	(31)	6,046
Issuance (repurchase) of common stock	70	—	—	—	—	70
Changes in noncontrolling interests:
Interests acquired and other transactions	(1,199)	(12)	—	—	(1,134)	(2,345)

Balance at June 30, 2013	$36,109	$33,565	$133,705	$(1,363)	$2,972	$204,988

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	First Six Months
	2013	2012
	(Unaudited)
Cash flows from operating activities:
Net earnings	$9,629	$6,597
Adjustments to reconcile net earnings to operating cash flows:
Investment (gains) losses	(997)	(19)
Depreciation	2,682	2,518
Other	450	428
Changes in operating assets and liabilities before business acquisitions:
Losses and loss adjustment expenses	583	(539)
Deferred charges reinsurance assumed	(309)	176
Unearned premiums	1,154	1,722
Receivables and originated loans	(180)	(1,565)
Derivative contract assets and liabilities	(1,543)	36
Income taxes	1,908	647
Other assets	(435)	(973)
Other liabilities	(31)	481

Net cash flows from operating activities	12,911	9,509

Cash flows from investing activities:
Purchases of fixed maturity securities	(4,083)	(4,605)
Purchases of equity securities	(6,052)	(5,277)
Purchases of other investments	(12,250)	—
Sales of fixed maturity securities	1,719	1,403
Redemptions and maturities of fixed maturity securities	3,827	3,268
Sales of equity securities	1,454	3,828
Purchases of loans and finance receivables	(326)	(471)
Collections of loans and finance receivables	330	425
Acquisitions of businesses, net of cash acquired	(154)	(469)
Purchases of property, plant and equipment	(4,758)	(4,579)
Other	(2,170)	(336)

Net cash flows from investing activities	(22,463)	(6,813)

Cash flows from financing activities:
Proceeds from borrowings of insurance and other businesses	2,596	1,761
Proceeds from borrowings of railroad, utilities and energy businesses	3,049	2,849
Proceeds from borrowings of finance businesses	1,510	1,586
Repayments of borrowings of insurance and other businesses	(2,775)	(1,915)
Repayments of borrowings of railroad, utilities and energy businesses	(311)	(524)
Repayments of borrowings of finance businesses	(1,725)	(2,167)
Change in short-term borrowings, net	(973)	(912)
Acquisitions of noncontrolling interests and other	(3,076)	(19)

Net cash flows from financing activities	(1,705)	659

Effects of foreign currency exchange rate changes	(40)	7

Increase in cash and cash equivalents	(11,297)	3,362
Cash and cash equivalents at beginning of year *	46,992	37,299

Cash and cash equivalents at end of first six months *	$35,695	$40,661

* Cash and cash equivalents are comprised of the following:
Beginning of year—
Insurance and Other	$42,358	$33,513
Railroad, Utilities and Energy	2,570	2,246
Finance and Financial Products	2,064	1,540

	$46,992	$37,299

End of first six months—
Insurance and Other	$31,216	$36,812
Railroad, Utilities and Energy	2,564	2,598
Finance and Financial Products	1,915	1,251

	$35,695	$40,661

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

Note 1. General

The accompanying unaudited Consolidated Financial Statements include the accounts of Berkshire Hathaway Inc. (“Berkshire” or “Company”) consolidated with the accounts of all its subsidiaries and affiliates in which Berkshire holds controlling financial interests as of the financial statement date. In these notes the terms “us,” “we” or “our” refer to Berkshire and its consolidated subsidiaries. Reference is made to Berkshire’s most recently issued Annual Report on Form 10-K (“Annual Report”) that included information necessary or useful to understanding Berkshire’s businesses and financial statement presentations. Our significant accounting policies and practices were presented as Note 1 to the Consolidated Financial Statements included in the Annual Report. In this Report, certain immaterial amounts related to 2012 periods have been reclassified to conform to the current year presentation. Financial information in this Report reflects any adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to a fair statement of results for the interim periods in accordance with accounting principles generally accepted in the United States (“GAAP”).

For a number of reasons, our results for interim periods are not normally indicative of results to be expected for the year. The timing and magnitude of catastrophe losses incurred by insurance subsidiaries and the estimation error inherent to the process of determining liabilities for unpaid losses of insurance subsidiaries can be relatively more significant to results of interim periods than to results for a full year. Variations in the amount and timing of investment gains/losses can cause significant variations in periodic net earnings. Investment gains/losses are recorded when investments are disposed or are other-than-temporarily impaired or when investments are carried at fair value and the unrealized gains and losses are included in earnings. In addition, changes in the fair value of derivative assets/liabilities associated with derivative contracts can cause significant variations in periodic net earnings.

Note 2. New accounting pronouncements

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires additional disclosures concerning the amounts reclassified out of each component of accumulated other comprehensive income and into net earnings during the reporting period. We adopted ASU 2013-02 on January 1, 2013 and included the required disclosures in Note 17.

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

Notes To Consolidated Financial Statements (Continued)

Note 3. Significant business acquisitions

Our long-held acquisition strategy is to acquire businesses with consistent earning power, good returns on equity and able and honest management and at sensible prices. During the year ended December 31, 2012, we completed several smaller-sized business acquisitions, most of which were considered as “bolt-on” acquisitions to several of our existing business operations. Aggregate consideration paid in 2012 for acquisitions was approximately $3.2 billion, which included $438 million for entities that will develop, construct and subsequently operate renewable energy generation facilities. We do not believe that these acquisitions are material, individually or in the aggregate, to our Consolidated Financial Statements.

Note 4. Investments in fixed maturity securities

Investments in securities with fixed maturities as of June 30, 2013 and December 31, 2012 are summarized by type below (in millions).

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2013
U.S. Treasury, U.S. government corporations and agencies	$2,799	$22	$(10)	$2,811
States, municipalities and political subdivisions	2,600	152	(4)	2,748
Foreign governments	10,222	156	(140)	10,238
Corporate bonds	9,600	1,880	(16)	11,464
Mortgage-backed securities	2,000	252	(8)	2,244

	$27,221	$2,462	$(178)	$29,505

December 31, 2012
U.S. Treasury, U.S. government corporations and agencies	$2,742	$33	$—	$2,775
States, municipalities and political subdivisions	2,735	178	—	2,913
Foreign governments	11,098	302	(45)	11,355
Corporate bonds	10,410	2,254	(3)	12,661
Mortgage-backed securities	2,276	318	(7)	2,587

	$29,261	$3,085	$(55)	$32,291

Investments in fixed maturity securities are reflected in our Consolidated Balance Sheets as follows (in millions).

	June 30,	December 31,
	2013	2012
Insurance and other	$28,756	$31,449
Finance and financial products	749	842

	$29,505	$32,291

Investments in foreign government securities include securities issued by national and provincial government entities as well as instruments that are unconditionally guaranteed by such entities. As of June 30, 2013, approximately 94% of foreign government holdings were rated AA or higher by at least one of the major rating agencies and securities issued or guaranteed by Germany, the United Kingdom, Australia, Canada and The Netherlands represented approximately 80% of the investments. Unrealized losses on all fixed maturity investments in a continuous unrealized loss position for more than twelve consecutive months were $13 million as of June 30, 2013 and $9 million as of December 31, 2012.

The amortized cost and estimated fair value of securities with fixed maturities at June 30, 2013 are summarized below by contractual maturity dates. Actual maturities will differ from contractual maturities because issuers of certain of the securities retain early call or prepayment rights. Amounts are in millions.

	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Mortgage- backed securities	Total
Amortized cost	$6,639	$11,669	$4,495	$2,418	$2,000	$27,221
Fair value	6,781	12,652	5,045	2,783	2,244	29,505

Notes To Consolidated Financial Statements (Continued)

Note 5. Investments in equity securities

Investments in equity securities as of June 30, 2013 and December 31, 2012 are summarized based on the primary industry of the investee in the table below (in millions).

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2013
Banks, insurance and finance	$20,259	$21,600	$—	$41,859
Consumer products	7,272	17,178	—	24,450
Commercial, industrial and other	28,272	9,030	(337)	36,965

	$55,803	$47,808	$(337)	$103,274

December 31, 2012
Banks, insurance and finance	$18,600	$14,753	$(2)	$33,351
Consumer products	7,546	14,917	—	22,463
Commercial, industrial and other	24,361	7,687	(200)	31,848

	$50,507	$37,357	$(202)	$87,662

As of June 30, 2013, approximately 58% of the fair value of our equity securities was concentrated within four companies. As of June 30, 2013 and December 31, 2012, we concluded that there were no unrealized losses that were other-than-temporary. Our conclusions were based on: (a) our ability and intent to hold the securities to recovery; (b) our assessment that the underlying business and financial condition of each of these issuers was favorable; (c) our opinion that the relative price declines were not significant; and (d) our belief that it was reasonably possible that market prices will increase to and exceed our cost in a relatively short period of time. As of June 30, 2013 and December 31, 2012, unrealized losses on equity securities in a continuous unrealized loss position for more than twelve consecutive months were $135 million and $45 million, respectively.

Investments in equity securities are reflected in our Consolidated Balance Sheets as follows (in millions).

	June 30,	December 31,
	2013	2012
Insurance and other	$101,933	$86,467
Railroad, utilities and energy *	745	675
Finance and financial products *	596	520

	$103,274	$87,662

*	Included in other assets.

Note 6. Other investments

Other investments include fixed maturity and equity securities of The Goldman Sachs Group, Inc. (“GS”), General Electric Company (“GE”), Wm. Wrigley Jr. Company (“Wrigley”), The Dow Chemical Company (“Dow”) and Bank of America Corporation (“BAC”). In 2013, other investments also include investments in H.J. Heinz Holding Corporation (“Heinz Holding”), a newly formed holding company that acquired the H.J. Heinz Company (“Heinz”) on June 7, 2013. A summary of other investments follows (in millions).

	Cost Basis	Unrealized Gains	Fair Value	Carrying Value
June 30, 2013
Fixed maturity and equity securities:
Insurance and other	$13,741	$4,233	$17,974	$17,234
Finance and financial products	3,254	1,981	5,235	5,235
Investments in Heinz Holding	12,250	—	12,250	12,250

	$29,245	$6,214	$35,459	$34,719

December 31, 2012
Fixed maturity and equity securities:
Insurance and other	$13,109	$3,823	$16,932	$16,057
Finance and financial products	3,148	1,804	4,952	4,952

	$16,257	$5,627	$21,884	$21,009

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

In the first quarter of 2013, the GE Warrants and GS Warrants agreements were amended to provide solely for cashless exercises. Upon exercise, we will receive shares of GE and GS based on the excess, if any, of the market price, as defined, over the exercise price, without payment of additional consideration. The aggregate net unrealized gains associated with these investments ($728 million) were included in earnings in 2013 and were reflected in the cost figures in the preceding table as of June 30, 2013.

In 2008, we acquired $4.4 billion par amount of 11.45% Wrigley subordinated notes due in 2018 and $2.1 billion of 5% Wrigley preferred stock. The subordinated notes may be called prior to maturity at par plus the prepayment premium applicable on the prepayment date. In 2009, we also acquired $1.0 billion par amount of Wrigley senior notes due in December 2013 and 2014. We currently own $800 million and an unconsolidated joint venture in which we hold a 50% economic interest owns $200 million of the Wrigley senior notes. The Wrigley subordinated and senior notes are classified as held-to-maturity and we carry these investments at cost, adjusted for foreign currency exchange rate changes that apply to certain of the senior notes. The Wrigley preferred stock is classified as available-for-sale and recorded in our financial statements at fair value.

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

On February 13, 2013, Berkshire and an affiliate of the global investment firm 3G Capital (such affiliate, “3G”), through a newly formed holding company, Heinz Holding, entered into a definitive merger agreement to acquire Heinz. The transaction to acquire Heinz was completed on June 7, 2013. Under the terms of the agreement, Heinz shareholders received $72.50 in cash for each outstanding share of common stock, or approximately $23.25 billion in the aggregate. On June 7, 2013, Berkshire and 3G each made equity investments in Heinz Holding, which, together with debt financing obtained by Heinz Holding, was used to acquire Heinz.

Heinz is one of the world’s leading marketers and producers of healthy, convenient and affordable foods specializing in ketchup, sauces, meals, soups, snacks and infant nutrition. Heinz is a global family of leading branded products, including Heinz® Ketchup, sauces, soups, beans, pasta and infant foods (representing over one third of Heinz’s total sales), Ore-Ida® potato products, Weight Watchers® Smart Ones® entrées, T.G.I. Friday’s® snacks, and Plasmon® infant nutrition.

Berkshire’s investments in Heinz Holding consist of 425 million shares of common stock, warrants to acquire additional shares of common stock, and cumulative compounding preferred stock (“preferred stock”) with a liquidation preference of $8 billion. The aggregate cost of these investments was $12.25 billion. 3G acquired 425 million shares of Heinz Holding common stock for $4.25 billion. In addition, Heinz Holding has reserved 39.6 million shares of common stock for issuance under stock options to management of Heinz.

The preferred stock possesses no voting rights except as required by law or for certain matters specified in the Heinz Holding charter. The preferred stock is entitled to dividends at 9% per annum whether or not declared, is senior in priority to the common stock and is callable after June 7, 2016 at the liquidation value plus an applicable premium and any accrued and unpaid dividends. Under the Heinz Holding charter and a shareholders’ agreement entered into as of the acquisition date (the “shareholders’ agreement”), after June 7, 2021, Berkshire can cause Heinz Holding to sell shares of common stock through public offerings or other issuances (“redemption offerings”), the proceeds of which would be required to be used to redeem any outstanding shares of preferred stock. The warrants are exercisable into approximately 46 million shares of common stock (subject to certain anti-dilution adjustments) for one cent per share and expire on June 7, 2018.

Notes To Consolidated Financial Statements (Continued)

Note 6. Other investments (Continued)

Berkshire and 3G each currently own 50% of the outstanding shares of common stock and possess equal voting interests in Heinz Holding. Under the shareholders’ agreement, unless and until Heinz Holding engages in a public offering, Berkshire and 3G each must approve all significant transactions and governance matters involving Heinz Holding and Heinz so long as Berkshire and 3G each continue to hold at least 66% of their initial common stock investments, except for (i) the declaration and payment of dividends on the preferred stock, and actions related to a Heinz Holding call of the preferred stock, for which Berkshire does not have a vote or approval right, and (ii) redemption offerings and redemptions resulting therefrom, which may only be triggered by Berkshire. No dividends may be paid on the common stock if there are any unpaid dividends on the preferred stock.

Berkshire is accounting for its investments in common stock and common stock warrants on the equity method. Accordingly, Berkshire will recognize its proportionate share of net earnings and other comprehensive income available to common stockholders in its earnings and other comprehensive income beginning as of June 7, 2013. Berkshire has concluded that its investment in preferred stock currently represents an equity investment. The preferred stock does not have a readily determinable market value. Accordingly, this investment is carried at cost in our Consolidated Balance Sheet.

Note 7. Investment gains/losses

Investment gains/losses, including other-than-temporary impairment (“OTTI”) losses, are summarized below (in millions).

	Second Quarter		First Six Months
	2013	2012	2013	2012
Fixed maturity securities —
Gross gains from sales and other disposals	$67	$58	$82	$91
Gross losses from sales and other disposals	(38)	(329)	(92)	(345)
Equity securities —
Gross gains from sales and other disposals	261	385	370	573
Gross losses from sales and other disposals	(19)	(7)	(20)	(7)
OTTI losses	—	—	(85)	(337)
Other	221	18	742	44

	$492	$125	$997	$19

Investment gains/losses are reflected in the Consolidated Statements of Earnings as follows (in millions).
Insurance and other	$455	$102	$889	$(5)
Finance and financial products	37	23	108	24

	$492	$125	$997	$19

We record investments in equity and fixed maturity securities that are classified as available-for-sale at fair value with the difference between fair value and cost recorded in other comprehensive income. OTTI losses recognized in earnings represent reductions in the cost basis of the investment, but not the fair value. Accordingly, the OTTI losses that are included in earnings are generally offset by a corresponding credit to other comprehensive income and therefore have no net effect on shareholders’ equity as of the balance sheet date. In the first six months of 2013 and 2012, the OTTI losses related to bonds issued by Texas Competitive Electric Holdings. In recognizing these OTTI losses, we concluded that we were unlikely to receive all of the remaining contractual interest and principal amounts when due. Other investment gains/losses in 2013 primarily consisted of net gains related to the GS and GE warrants.

Note 8. Receivables

Receivables of insurance and other businesses are comprised of the following (in millions).

	June 30,	December 31,
	2013	2012
Insurance premiums receivable	$8,197	$7,845
Reinsurance recoverable on unpaid losses	2,951	2,925
Trade and other receivables	11,189	11,369
Allowances for uncollectible accounts	(381)	(386)

	$21,956	$21,753

Notes To Consolidated Financial Statements (Continued)

Note 8. Receivables (Continued)

Loans and finance receivables of finance and financial products businesses are comprised of the following (in millions).

	June 30,	December 31,
	2013	2012
Consumer installment loans and finance receivables	$12,570	$12,701
Commercial loans and finance receivables	623	469
Allowances for uncollectible loans	(338)	(361)

	$12,855	$12,809

Allowances for uncollectible loans predominantly relate to consumer installment loans. Provisions for consumer loan losses for the first six months of 2013 and 2012 were $128 million and $161 million, respectively. Loan charge-offs, net of recoveries, for the first six months were $151 million in 2013 and $170 million in 2012. Consumer loan amounts are net of unamortized acquisition discounts of $434 million at June 30, 2013 and $459 million at December 31, 2012. At June 30, 2013, approximately 98% of consumer installment loan balances were evaluated collectively for impairment whereas about 71% of commercial loan balances were evaluated individually for impairment. As a part of the evaluation process, credit quality indicators are reviewed and loans are designated as performing or non-performing. At June 30, 2013, approximately 98% of consumer installment and commercial loan balances were determined to be performing and approximately 94% of those balances were current as to payment status.

Note 9. Inventories

Inventories are comprised of the following (in millions).

	June 30,	December 31,
	2013	2012
Raw materials	$1,719	$1,699
Work in process and other	861	883
Finished manufactured goods	3,296	3,187
Goods acquired for resale	4,001	3,906

	$9,877	$9,675

Note 10. Property, plant and equipment

Property, plant and equipment of our insurance and other businesses is comprised of the following (in millions).

	Ranges of estimated useful life	June 30, 2013	December 31, 2012
Land	—	$1,055	$1,048
Buildings and improvements	2 – 40 years	6,052	6,074
Machinery and equipment	3 – 20 years	15,677	15,436
Furniture, fixtures and other	2 – 20 years	2,945	2,736
Assets held for lease	12 –30 years	6,956	6,731

		32,685	32,025
Accumulated depreciation		(13,535)	(12,837)

		$19,150	$19,188

Depreciation expense of insurance and other businesses for the first six months of 2013 and 2012 was $994 million and $955 million, respectively.

Notes To Consolidated Financial Statements (Continued)

Note 10. Property, plant and equipment (Continued)

Property, plant and equipment of our railroad, utilities and energy businesses is comprised of the following (in millions).

	Ranges of estimated useful life	June 30, 2013	December 31, 2012
Railroad:
Land	—	$5,970	$5,950
Track structure and other roadway	5 – 100 years	38,798	38,255
Locomotives, freight cars and other equipment	5 – 37 years	6,804	6,528
Construction in progress	—	1,160	963
Utilities and energy:
Utility generation, distribution and transmission system	5 – 80 years	43,162	42,682
Interstate pipeline assets	3 – 80 years	6,357	6,354
Independent power plants and other assets	3 – 30 years	2,311	1,860
Construction in progress	—	2,819	2,647

		107,381	105,239
Accumulated depreciation		(18,182)	(17,555)

		$89,199	$87,684

Railroad property, plant and equipment includes the land, other roadway, track structure and rolling stock (primarily locomotives and freight cars) of BNSF. The utility generation, distribution and transmission system and interstate pipeline assets are the regulated assets of public utility and natural gas pipeline subsidiaries. Depreciation expense of the railroad, utilities and energy businesses for the first six months of 2013 and 2012 was $1,597 million and $1,476 million, respectively.

Note 11. Goodwill and other intangible assets

A reconciliation of the change in the carrying value of goodwill is as follows (in millions).

	June 30,	December 31,
	2013	2012
Balance at beginning of year	$54,523	$53,213
Acquisitions of businesses	15	1,442
Other, including foreign currency translation	(166)	(132)

Balance at end of period	$54,372	$54,523

Intangible assets other than goodwill are included in other assets in our Consolidated Balance Sheets and are summarized by type as follows (in millions).

	June 30, 2013		December 31, 2012
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Insurance and other	$11,715	$3,330	$11,737	$2,994
Railroad, utilities and energy	2,164	1,070	2,163	913

	$13,879	$4,400	$13,900	$3,907

Trademarks and trade names	$2,801	$310	$2,819	$278
Patents and technology	5,035	2,329	5,014	2,059
Customer relationships	4,538	1,325	4,565	1,155
Other	1,505	436	1,502	415

	$13,879	$4,400	$13,900	$3,907

Notes To Consolidated Financial Statements (Continued)

Note 11. Goodwill and other intangible assets (Continued)

Amortization expense was $535 million for the first six months of 2013 and $502 million for the first six months of 2012. Intangible assets with indefinite lives as of June 30, 2013 and December 31, 2012 were $2,319 million and $2,328 million, respectively.

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

	June 30, 2013				December 31, 2012
	Assets (3)	Liabilities	Notional Value		Assets (3)	Liabilities	Notional Value
Equity index put options	$—	$5,874	$30,936	(1)	$—	$7,502	$33,357	(1)
Credit default	14	348	10,035	(2)	41	429	11,691	(2)
Other, principally interest rate and foreign currency	10	19			130	2

	$24	$6,241			$171	$7,933

(1)	Represents the aggregate undiscounted amount payable at the contract expiration dates assuming that the value of each index is zero at the contract expiration date.
(2)	Represents the maximum undiscounted future value of losses payable under the contracts, if all underlying issuers default and the residual value of the specified obligations is zero.
(3)	Included in other assets of finance and financial products businesses.

Derivative gains/losses of our finance and financial products businesses included in our Consolidated Statements of Earnings were as follows (in millions).

	Second Quarter		First Six Months
	2013	2012	2013	2012
Equity index put options	$390	$(1,173)	$1,636	$(484)
Credit default	99	171	85	511
Other, principally interest rate and foreign currency	(28)	(66)	(54)	(93)

	$461	$(1,068)	$1,667	$(66)

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

The aggregate intrinsic value (which is the undiscounted liability assuming the contracts are settled based on the index values and foreign currency exchange rates as of the balance sheet date) of our equity index put option contracts was approximately $3.2 billion at June 30, 2013 and $3.9 billion at December 31, 2012. However, these contracts may not be unilaterally terminated or fully settled before the expiration dates which occur between June 2018 and January 2026. Therefore, the ultimate amount of cash basis gains or losses on these contracts will not be determined for many years. The remaining weighted average life of all contracts was approximately 7.5 years at June 30, 2013.

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

Notes To Consolidated Financial Statements (Continued)

Note 12. Derivative contracts (Continued)

State/municipality credit contract exposures currently relate to more than 500 debt issues with maturities ranging from 2019 to 2054 and have an aggregate notional value of approximately $7.8 billion. The underlying debt issues have a weighted average maturity of approximately 18.2 years. Pursuant to the contract terms, future loss payments, if any, cannot be settled before the maturity dates of the underlying obligations.

Individual investment grade and high-yield corporate contracts in-force as of June 30, 2013 had an aggregate notional value of approximately $2.2 billion. All of these contracts will expire in 2013. Premiums under individual corporate credit default contracts are, generally, due from counterparties on a quarterly basis over the terms of the contracts. Otherwise, we have no counterparty credit risk under our credit default contracts because all premiums were received at the inception of the contracts.

With limited exceptions, our equity index put option and credit default contracts contain no collateral posting requirements with respect to changes in the fair value or intrinsic value of the contracts and/or a downgrade of Berkshire’s credit ratings. As of June 30, 2013, our collateral posting requirements under contracts with collateral provisions were $5 million compared to $40 million at December 31, 2012. If Berkshire’s credit ratings (currently AA from Standard & Poor’s and Aa2 from Moody’s) are downgraded below either A- by Standard & Poor’s or A3 by Moody’s, additional collateral of up to $1.1 billion could be required to be posted.

Our regulated utility subsidiaries are exposed to variations in the prices of fuel required to generate electricity, wholesale electricity purchased and sold and natural gas supplied for customers. Derivative instruments, including forward purchases and sales, futures, swaps and options, are used to manage a portion of these price risks. Derivative contract assets are included in other assets of railroad, utilities and energy businesses and were $43 million and $49 million as of June 30, 2013 and December 31, 2012, respectively. Derivative contract liabilities are included in accounts payable, accruals and other liabilities of railroad, utilities and energy businesses and were $178 million and $234 million as of June 30, 2013 and December 31, 2012, respectively. Unrealized gains and losses under the contracts of our regulated utilities that are probable of recovery through rates are recorded as regulatory assets or liabilities. Unrealized gains or losses on contracts accounted for as cash flow or fair value hedges are recorded in accumulated other comprehensive income or in net earnings, as appropriate.

Note 13. Supplemental cash flow information

A summary of supplemental cash flow information for the first six months of 2013 and 2012 is presented in the following table (in millions).

	First Six Months
	2013	2012
Cash paid during the period for:
Income taxes	$2,724	$1,378
Interest:
Insurance and other businesses	178	167
Railroad, utilities and energy businesses	918	890
Finance and financial products businesses	284	317

Notes To Consolidated Financial Statements (Continued)

Note 14. Notes payable and other borrowings

Notes payable and other borrowings are summarized below (in millions). The weighted average interest rates and maturity date ranges shown in the following tables are based on borrowings as of June 30, 2013.

	Weighted Average Interest Rate	June 30, 2013	December 31, 2012
Insurance and other:
Issued by Berkshire parent company due 2013-2047	2.7%	$8,312	$8,323
Short-term subsidiary borrowings	0.3%	1,281	1,416
Other subsidiary borrowings due 2013-2035	6.0%	3,668	3,796

		$13,261	$13,535

In January 2013, Berkshire issued $2.6 billion of senior notes with interest rates ranging from 0.8% to 4.5% and maturities that range from 2016 to 2043. In February 2013, Berkshire repaid $2.6 billion of maturing senior notes.

	Weighted Average Interest Rate	June 30, 2013	December 31, 2012
Railroad, utilities and energy:
Issued by MidAmerican Energy Holdings Company (“MidAmerican”) and its subsidiaries:
MidAmerican senior unsecured debt due 2014-2037	6.3%	$4,621	$4,621
Subsidiary and other debt due 2013-2042	5.1%	17,360	17,002
Issued by BNSF due 2013-2097	5.3%	15,880	14,533

		$37,861	$36,156

MidAmerican subsidiary debt represents amounts issued pursuant to separate financing agreements. All, or substantially all, of the assets of certain MidAmerican subsidiaries are, or may be, pledged or encumbered to support or otherwise secure the debt. These borrowing arrangements generally contain various covenants including, but not limited to, leverage ratios, interest coverage ratios and debt service coverage ratios. During the first six months of 2013, MidAmerican subsidiaries issued term debt of $1.55 billion in the aggregate. MidAmerican and subsidiaries repaid approximately $1.0 billion of debt in 2013. In March 2013, BNSF issued $1.5 billion in new debentures consisting of $700 million of 3.0% debentures due in 2023 and $800 million of 4.45% debentures due in 2043. BNSF’s borrowings are primarily unsecured. As of June 30, 2013, BNSF and MidAmerican and their subsidiaries were in compliance with all applicable debt covenants. Berkshire does not guarantee any debt or other borrowings of BNSF, MidAmerican or their subsidiaries.

	Weighted Average Interest Rate	June 30, 2013	December 31, 2012
Finance and financial products:
Issued by Berkshire Hathaway Finance Corporation (“BHFC”) due 2013-2043	3.8%	$11,185	$11,186
Issued by other subsidiaries due 2013-2036	4.6%	1,646	1,859

		$12,831	$13,045

The borrowings of BHFC, a wholly owned finance subsidiary of Berkshire, are fully and unconditionally guaranteed by Berkshire. In January 2013, BHFC issued $500 million aggregate of new senior notes consisting of $275 million of 1.6% senior notes due in 2017 and $225 million of 3.0% senior notes due in 2022 and repaid $500 million of maturing senior notes. In May 2013, BHFC issued $1 billion aggregate of new senior notes consisting of $500 million of 1.3% senior notes due in 2018 and $500 million of 4.3% senior notes due in 2043 and repaid $1 billion of maturing senior notes.

Our subsidiaries have approximately $4.7 billion in the aggregate of unused lines of credit and commercial paper capacity at June 30, 2013, to support short-term borrowing programs and provide additional liquidity. In addition to borrowings of BHFC, as of June 30, 2013, Berkshire guaranteed approximately $4.3 billion of other subsidiary borrowings. Generally, Berkshire’s guarantee of a subsidiary’s debt obligation is an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all present and future payment obligations.

Notes To Consolidated Financial Statements (Continued)

Note 15. Fair value measurements

Our financial assets and liabilities are summarized below as of June 30, 2013 and December 31, 2012 with fair values shown according to the fair value hierarchy (in millions). The carrying values of cash and cash equivalents, accounts receivable and accounts payable, accruals and other liabilities are considered to be reasonable estimates of their fair values.

	Carrying Value	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2013
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$2,811	$2,811	$1,128	$1,682	$1
States, municipalities and political subdivisions	2,748	2,748	—	2,748	—
Foreign governments	10,238	10,238	4,079	6,159	—
Corporate bonds	11,464	11,464	—	10,833	631
Mortgage-backed securities	2,244	2,244	—	2,244	—

Investments in equity securities	103,274	103,274	103,205	62	7
Other investments carried at fair value	17,200	17,200	—	1,703	15,497
Other investments carried at cost	17,519	18,259	—	—	18,259
Loans and finance receivables	12,855	12,032	—	481	11,551
Derivative contract assets (1)	67	67	1	15	51

Derivative contract liabilities:
Railroad, utilities and energy (1)	178	178	5	164	9
Finance and financial products:
Equity index put options	5,874	5,874	—	—	5,874
Credit default	348	348	—	—	348
Other	19	19	—	19	—

Notes payable and other borrowings:
Insurance and other	13,261	13,612	—	13,612	—
Railroad, utilities and energy	37,861	41,194	—	41,194	—
Finance and financial products	12,831	13,234	—	12,509	725

December 31, 2012
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$2,775	$2,775	$1,225	$1,549	$1
States, municipalities and political subdivisions	2,913	2,913	—	2,912	1
Foreign governments	11,355	11,355	4,571	6,784	—
Corporate bonds	12,661	12,661	—	12,011	650
Mortgage-backed securities	2,587	2,587	—	2,587	—

Investments in equity securities	87,662	87,662	87,563	64	35
Other investments carried at fair value	15,750	15,750	—	—	15,750
Other investments carried at cost	5,259	6,134	—	—	6,134
Loans and finance receivables	12,809	11,991	—	304	11,687
Derivative contract assets (1)	220	220	1	128	91

Derivative contract liabilities:
Railroad, utilities and energy (1)	234	234	10	217	7
Finance and financial products:
Equity index put options	7,502	7,502	—	—	7,502
Credit default	429	429	—	—	429
Other	2	2	—	2	—

Notes payable and other borrowings:
Insurance and other	13,535	14,284	—	14,284	—
Railroad, utilities and energy	36,156	42,074	—	42,074	—
Finance and financial products	13,045	14,005	—	13,194	811

(1)	Assets are included in other assets and liabilities are included in accounts payable, accruals and other liabilities.

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

Reconciliations of assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the first six months of 2013 and 2012 follow (in millions).

	Investments in fixed maturity securities	Investments in equity securities	Other investments	Net derivative contract liabilities
Balance at December 31, 2011	$784	$22	$11,669	$(9,908)
Gains (losses) included in:
Earnings	—	—	—	23
Other comprehensive income	5	16	1,770	3
Regulatory assets and liabilities	—	—	—	3
Acquisitions, dispositions and settlements	(7)	—	—	13
Transfers into (out of) Level 3	(129)	—	—	—

Balance at June 30, 2012	$653	$38	$13,439	$(9,866)

Balance at December 31, 2012	$652	$35	$15,750	$(7,847)
Gains (losses) included in:
Earnings	—	3	520	1,715
Other comprehensive income	(12)	—	722	(5)
Regulatory assets and liabilities	—	—	—	2
Dispositions	(8)	—	—	—
Settlements, net	—	(31)	—	(45)
Transfers into (out of) Level 3	—	—	(1,495)	—

Balance at June 30, 2013	$632	$7	$15,497	$(6,180)

Notes To Consolidated Financial Statements (Continued)

Note 15. Fair value measurements (Continued)

Gains and losses included in earnings are included as components of investment gains/losses, derivative gains/losses and other revenues, as appropriate and are primarily related to changes in the values of derivative contracts and settlement transactions. Gains and losses included in other comprehensive income are included as components of the net change in unrealized appreciation of investments and the reclassification of investment appreciation in earnings, as appropriate in the Consolidated Statements of Comprehensive Income.

In the second quarter of 2013, we transferred the fair value measurements of the GS Warrants and GE Warrants from Level 3 to Level 2 because we concluded that the unobservable inputs were no longer significant.

Quantitative information as of June 30, 2013, with respect to assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) follows (in millions).

	Fair value	Principal valuation techniques	Unobservable Input	Weighted Average
Other investments:
Preferred stocks	$11,696	Discounted cash flow	Expected duration	7 years
			Discount for transferability restrictions and subordination	97 basis points

Common stock warrants	3,801	Warrant pricing model	Discount for transferability and hedging restrictions	22%

Net derivative liabilities:
Equity index put options	5,874	Option pricing model	Volatility	21%

Credit default-states/municipalities	337	Discounted cash flow	Credit spreads	76 basis points

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

Our other investments that are carried at fair value consist of a few relatively large private placement transactions and include perpetual preferred stocks and common stock warrants. These investments are subject to contractual restrictions on transferability and/or provisions that prevent us from economically hedging our investments. In applying discounted estimated cash flow techniques in valuing the perpetual preferred stocks, we made assumptions regarding the expected durations of the investments, as the issuers may have the right to redeem or convert these investments. We also made estimates regarding the impact of subordination, as the preferred stocks have a lower priority in liquidation than investment grade debt instruments of the issuers, which affected the discount rates. In valuing the common stock warrants, we used a warrant valuation model. While most of the inputs to the model are observable, we are subject to the aforementioned contractual restrictions. We have applied discounts with respect to the contractual restrictions. Increases or decreases to these inputs would result in decreases or increases to the fair values of the investments.

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

We value equity index put option contracts based on the Black-Scholes option valuation model. Inputs to this model include current index price, contract duration, dividend and interest rate inputs (which include a Berkshire non-performance input) which are observable. However, we believe that the valuation of long-duration options using any model is inherently subjective, given the lack of observable transactions and prices, and acceptable values may be subject to wide ranges. Expected volatility inputs represent our expectations after considering the remaining duration of each contract and that the contracts will remain outstanding until the expiration dates without offsetting transactions occurring in the interim. Increases or decreases in the volatility inputs will produce increases or decreases in the fair values of the liabilities.

Notes To Consolidated Financial Statements (Continued)

Note 15. Fair value measurements (Continued)

Our state and municipality credit default contract values reflect credit spreads, contract durations, interest rates, bond prices and other inputs believed to be used by market participants in estimating fair value. We utilize discounted cash flow valuation models, which incorporate the aforementioned inputs as well as our own estimates of credit spreads for states and municipalities where there is no observable input. Increases or decreases to the credit spreads will produce increases or decreases in the fair values of the liabilities.

Note 16. Common stock

Changes in Berkshire’s issued and outstanding common stock during the first six months of 2013 are shown in the table below.

	Class A, $5 Par Value (1,650,000 shares authorized)			Class B, $0.0033 Par Value (3,225,000,000 shares authorized)
	Issued	Treasury	Outstanding	Issued	Treasury	Outstanding
Balance at December 31, 2012	904,528	(9,573)	894,955	1,123,393,956	(1,408,484)	1,121,985,472
Conversions of Class A common stock to Class B common stock and exercises of replacement stock options issued in a business acquisition	(10,681)	—	(10,681)	17,218,449	—	17,218,449

Balance at June 30, 2013	893,847	(9,573)	884,274	1,140,612,405	(1,408,484)	1,139,203,921

Each Class A common share is entitled to one vote per share. Class B common stock possesses dividend and distribution rights equal to one-fifteen-hundredth (1/1,500) of such rights of Class A common stock. Each Class B common share possesses voting rights equivalent to one-ten-thousandth (1/10,000) of the voting rights of a Class A share. Unless otherwise required under Delaware General Corporation Law, Class A and Class B common shares vote as a single class. Each share of Class A common stock is convertible, at the option of the holder, into 1,500 shares of Class B common stock. Class B common stock is not convertible into Class A common stock. On an equivalent Class A common stock basis, there were 1,643,743 shares outstanding as of June 30, 2013 and 1,642,945 shares outstanding as of December 31, 2012. In addition to our common stock, 1,000,000 shares of preferred stock are authorized, but none of which are issued and outstanding.

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

Notes To Consolidated Financial Statements (Continued)

Note 17. Accumulated other comprehensive income

A summary of the net changes in after-tax accumulated other comprehensive income and significant amounts reclassified out of accumulated other comprehensive income attributable to Berkshire Hathaway shareholders for the six-month period ended June 30, 2013 follows (in millions).

	Unrealized appreciation of investments, net	Foreign currency translation	Prior service and actuarial gains/losses of defined benefit pension plans	Other	Accumulated other comprehensive income
Balance at December 31, 2012	$29,254	$(120)	$(1,601)	$(33)	$27,500

Other comprehensive income (loss) before reclassifications	7,196	(669)	17	4	6,548
Amounts reclassified from accumulated other comprehensive income	(504)	(29)	59	3	(471)
Transactions with noncontrolling interests	—	(12)	—	—	(12)

Net current period other comprehensive income	6,692	(710)	76	7	6,065

Balance at June 30, 2013	$35,946	$(830)	$(1,525)	$(26)	$33,565

Amounts reclassified from other comprehensive income into net earnings for the first six months of 2013 are included on the following line items:
Investment gains/losses:
Insurance and other	$(707)	$—	$—	$—	$(707)
Finance and financial products	(68)	—	—	—	(68)
Other (1)	—	(29)	83	7	61

Reclassifications before income taxes	(775)	(29)	83	7	(714)
Applicable income taxes	(271)	—	24	4	(243)

	$(504)	$(29)	$59	$3	$(471)

(1)	Amounts are included on various line items, and are immaterial individually and in the aggregate.

Note 18. Contingencies and Commitments

We have owned a controlling interest in Marmon Holdings, Inc. (“Marmon”) since 2008. On June 28, 2013, Berkshire acquired approximately 16% of the then outstanding Marmon noncontrolling interests for approximately $238 million and we currently own about 91.7% of Marmon’s outstanding common stock. We are contractually required to acquire substantially all of the remaining noncontrolling interests of Marmon no later than March 31, 2014, for an amount that will be based on Marmon’s 2013 operating results. On April 29, 2013, Berkshire acquired the remaining noncontrolling interests of IMC International Metalworking Companies B.V., the parent company of Iscar, for consideration of $2.05 billion. Berkshire now owns 100% of IMC International Metalworking Companies B.V. The differences between the consideration paid and the carrying amounts of these acquired noncontrolling interests were recorded as reductions in Berkshire’s shareholders’ equity of approximately $1.2 billion.

On May 29, 2013, MidAmerican announced that it would acquire NV Energy, Inc. (“NV Energy”), an energy holding company serving approximately 1.3 million electric and natural gas customers in Nevada. Under the terms of the agreement, MidAmerican will purchase all outstanding shares of NV Energy’s common stock for $23.75 per share in cash, or approximately $5.6 billion in the aggregate. The acquisition is subject to customary closing conditions, including the approval of the transaction by NV Energy’s shareholders and the receipt of required state and federal approvals. The transaction is expected to be completed in the first quarter of 2014.

Notes To Consolidated Financial Statements (Continued)

Note 19. Business segment data

Revenues by segment for the second quarter and first six months of 2013 and 2012 were as follows (in millions).

	Second Quarter		First Six Months
	2013	2012	2013	2012
Operating Businesses:
Insurance group:
Premiums earned:
GEICO	$4,597	$4,132	$8,996	$8,148
General Re	1,499	1,426	2,968	2,897
Berkshire Hathaway Reinsurance Group	1,903	2,334	4,699	4,405
Berkshire Hathaway Primary Group	816	536	1,529	1,043
Investment income	1,543	1,399	2,544	2,455

Total insurance group	10,358	9,827	20,736	18,948
BNSF	5,322	5,062	10,606	10,064
Finance and financial products	1,064	1,016	2,014	1,975
Marmon	1,816	1,863	3,546	3,656
McLane Company	11,375	9,004	22,160	17,077
MidAmerican	3,056	2,748	6,172	5,642
Other businesses	10,856	9,888	20,801	19,184

	43,847	39,408	86,035	76,546
Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	953	(943)	2,664	(47)
Eliminations and other	(107)	81	(139)	194

	$44,693	$38,546	$88,560	$76,693

Earnings before income taxes by segment for the second quarter and first six months of 2013 and 2012 were as follows (in millions).

	Second Quarter		First Six Months
	2013	2012	2013	2012
Operating Businesses:
Insurance group:
Underwriting gain (loss):
GEICO	$336	$155	$602	$279
General Re	24	138	119	219
Berkshire Hathaway Reinsurance Group	391	613	1,365	422
Berkshire Hathaway Primary Group	75	51	129	122
Net investment income	1,535	1,393	2,531	2,445

Total insurance group	2,361	2,350	4,746	3,487
BNSF	1,397	1,280	2,686	2,395
Finance and financial products	209	189	378	352
Marmon	314	307	580	576
McLane Company	114	73	246	175
MidAmerican	435	324	988	807
Other businesses	1,383	1,330	2,474	2,399

	6,213	5,853	12,098	10,191
Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	953	(943)	2,664	(47)
Interest expense, excluding interest allocated to operating businesses	(74)	(78)	(146)	(144)
Eliminations and other	(201)	(217)	(430)	(454)

	$6,891	$4,615	$14,186	$9,546

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings attributable to Berkshire are disaggregated in the table that follows. Amounts are after deducting income taxes and exclude earnings attributable to noncontrolling interests. Amounts are in millions.

	Second Quarter		First Six Months
	2013	2012	2013	2012
Insurance – underwriting	$530	$619	$1,431	$673
Insurance – investment income	1,144	1,068	1,943	1,859
Railroad	884	802	1,682	1,503
Utilities and energy	279	253	673	591
Manufacturing, service and retailing	1,074	1,025	2,018	1,879
Finance and financial products	135	120	244	224
Other	(127)	(167)	(290)	(344)
Investment and derivative gains/losses	622	(612)	1,732	(32)

Net earnings attributable to Berkshire	$4,541	$3,108	$9,433	$6,353

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

Our insurance businesses generated significant underwriting gains in the first six months of 2013 and 2012. Our railroad and utilities and energy businesses continued to generate significant earnings in 2013. Earnings from our manufacturing, service and retailing businesses in 2013 were mixed, but as indicated in the table above earnings from these businesses increased about 4.8% during the second quarter and 7.4% during the first six months.

Investment and derivative gains/losses in the second quarter and first six months of 2013 included after-tax gains from derivative contracts of $300 million and $1,084 million, respectively, which were primarily attributable to changes in fair value estimates of our equity index put option derivative contracts. Investment and derivative gains/losses in the second quarter and first six months of 2012 included after-tax losses from derivative contracts of $693 million and $43 million, respectively. We believe that realized investment gains/losses and other-than-temporary impairment losses are often meaningless in terms of understanding our reported results or evaluating our economic performance. These gains and losses and changes in the equity and credit markets from period to period have caused and will likely continue to cause significant volatility in our periodic earnings.

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

Our management views insurance businesses as possessing two distinct operations – underwriting and investing. Underwriting decisions are the responsibility of the unit managers; investing decisions, with limited exceptions, are the responsibility of Berkshire’s Chairman and CEO, Warren E. Buffett. Accordingly, we evaluate the performance of underwriting operations without any allocation of investment income. Underwriting results represent insurance premiums earned less insurance losses, benefits and underwriting expenses incurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Underwriting (Continued)

The timing and amount of catastrophe losses can also produce significant volatility in our periodic underwriting results, particularly with respect to BHRG and General Re. In the second quarter of 2013, we incurred pre-tax losses of $189 million related to floods in Europe. In the first six months of 2012, losses from catastrophes were not significant. For the purposes of this discussion, we consider catastrophe losses significant if the pre-tax losses incurred from a single event (or series of related events) exceed $75 million on a consolidated basis. Our periodic underwriting results may be affected significantly by changes in estimates for unpaid losses and loss adjustment expenses, including amounts established for occurrences in prior years. Periodic underwriting results may also include significant foreign currency transaction gains and losses arising from the changes in the valuations of certain non-U.S. Dollar denominated reinsurance liabilities as a result of foreign currency exchange rate fluctuations. BHRG’s underwriting results included pre-tax gains of $251 million in the first six months of 2013 and $36 million in the first six months of 2012 from such foreign currency exchange rate changes, which were included in underwriting expenses. In addition, BHRG’s results for the first six months of 2013 included a one-time pre-tax gain of $255 million arising from amendments to a life reinsurance contract. In 2012, GEICO’s underwriting results reflected unusually high underwriting expenses due to a change in U.S. GAAP.

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

A summary follows of underwriting results from our insurance businesses. Amounts are in millions.

	Second Quarter		First Six Months
	2013	2012	2013	2012
Underwriting gain (loss) attributable to:
GEICO	$336	$155	$602	$279
General Re	24	138	119	219
Berkshire Hathaway Reinsurance Group	391	613	1,365	422
Berkshire Hathaway Primary Group	75	51	129	122

Pre-tax underwriting gain	826	957	2,215	1,042
Income taxes and noncontrolling interests	296	338	784	369

Net underwriting gain	$530	$619	$1,431	$673

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

	Second Quarter				First Six Months
	2013		2012		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums earned	$4,597	100.0	$4,132	100.0	$8,996	100.0	$8,148	100.0

Losses and loss adjustment expenses	3,515	76.5	3,145	76.1	6,868	76.3	6,078	74.6
Underwriting expenses	746	16.2	832	20.1	1,526	17.0	1,791	22.0

Total losses and expenses	4,261	92.7	3,977	96.2	8,394	93.3	7,869	96.6

Pre-tax underwriting gain	$336		$155		$602		$279

Premiums written in the second quarter and first six months of 2013 were $4,548 million and $9,389 million, respectively, representing increases of 11.7% and 11.5%, respectively, compared to the corresponding 2012 periods. Premiums earned in the second quarter and first six months of 2013 increased $465 million (11.3%) and $848 million (10.4%), respectively, compared to premiums earned in the corresponding 2012 periods. The growth in premiums earned for voluntary auto was 10.4%, reflecting an increase in policies-in-force of 8.2% over the past year, and to a lesser degree, higher average premiums per policy. The increase in policies-in-force reflects a 16.6% increase in voluntary auto new business sales. Voluntary auto policies-in-force at June 30, 2013 were approximately 587,000 greater than at December 31, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Underwriting (Continued)

GEICO (Continued)

Losses and loss adjustment expenses incurred in the second quarter and first six months of 2013 increased $370 million (11.8%) and $790 million (13.0%), respectively, from the same periods of 2012. The loss ratio (the ratio of losses and loss adjustment expenses incurred to premiums earned) was 76.3% in the first six months of 2013 compared to 74.6% in 2012. In the first six months of 2013, claims frequencies and severities for property damage and collision coverages generally increased in the two to four percent range compared to the first six months of 2012. In addition, average bodily injury severities increased in the two to three percent range, although severities for personal injury protection coverage declined, primarily in Florida.

Underwriting expenses incurred in the second quarter and first six months of 2013 declined $86 million (10.3%) and $265 million (14.8%), respectively, compared with the second quarter and first six months of 2012. Underwriting expenses in 2012 were impacted by a change in U.S. GAAP concerning deferred policy acquisition costs (“DPAC”). DPAC represents the underwriting costs that are eligible to be capitalized and expensed as premiums are earned over the policy period. Policy acquisition costs related to policies written and renewed after December 31, 2011 are deferred at lower levels than before that date. The new accounting standard essentially accelerates the timing of when certain underwriting costs are recognized in earnings. The new accounting standard was adopted on a prospective basis on January 1, 2012. Excluding the effects of the accounting change in 2012, the ratio of underwriting expenses to premiums earned in the first six months of 2013 declined by approximately 0.6 percentage points from the first six months of 2012. The new accounting standard for DPAC does not impact the cash basis periodic underwriting costs or our assessment of GEICO’s underwriting performance.

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

	Premiums earned				Pre-tax underwriting gain (loss)
	Second Quarter		First Six Months		Second Quarter		First Six Months
	2013	2012	2013	2012	2013	2012	2013	2012
Property/casualty	$735	$702	$1,493	$1,437	$(34)	$190	$62	$236
Life/health	764	724	1,475	1,460	58	(52)	57	(17)

	$1,499	$1,426	$2,968	$2,897	$24	$138	$119	$219

Property/casualty

Property/casualty premiums earned in the second quarter and first six months of 2013 increased $33 million (4.7%) and $56 million (3.9%), respectively, versus the corresponding 2012 periods. Excluding the effects of foreign currency exchange rate changes, premiums earned in the first six months of 2013 increased $64 million (4.5%), which was primarily due to increases in international treaty business. Price competition in most property and casualty lines persists. Our underwriters continue to exercise discipline by declining offers to write business where prices are deemed inadequate. We remain prepared to increase premium volumes should market conditions improve.

Property/casualty operations produced a net underwriting loss of $34 million in the second quarter and a net underwriting gain of $62 million for the first six months of 2013 compared to net underwriting gains of $190 million and $236 million, respectively, in the corresponding 2012 periods. For the first six months of 2013 and 2012, property business generated net underwriting gains of $74 million and $210 million, respectively. In 2013, property underwriting results included catastrophe losses of $124 million from floods in Europe, which occurred during the second quarter. There were no significant catastrophe events in the first six months of 2012. The timing and magnitude of catastrophe and large individual losses has produced and is expected to continue to produce significant volatility in periodic underwriting results. In the first six months, property underwriting results also included gains from reductions in prior years’ loss reserves of $114 million in 2013 and $165 million in 2012 as a result of lower than expected losses reported from ceding companies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Underwriting (Continued)

General Re (Continued)

Property/casualty (Continued)

Our casualty/workers’ compensation business produced net underwriting losses of $12 million in the first six months of 2013 compared to a net underwriting gain of $26 million in the corresponding 2012 period. Underwriting results in each year included gains from the reductions of estimated unpaid losses for prior years’ events and underwriting losses for current year business. The gains associated with prior years’ events were attributable to lower than anticipated claim reports. However, casualty business tends to have long claim-tails and it should not be assumed that favorable loss experience in a given period means that the loss reserve estimates currently established will continue to develop favorably.

Life/health

Premiums earned in 2013 increased $40 million (5.5%) for the second quarter and $15 million (1.0%) for the first six months over the comparable 2012 periods. Adjusting for the effects of foreign currency exchange rate changes, premiums earned in the first six months of 2013 increased $43 million (2.9%) versus 2012, which was primarily attributable to increased non-U.S. life business.

Life/health operations produced net underwriting gains of $58 million in the second quarter and $57 million during the first six months of 2013. The underwriting gains in 2013 were driven by lower than expected mortality in both the U.S. and international life businesses, offset in part by discount accretion in the long-term care business. The underwriting losses in 2012 were driven by increases in claim liabilities, which were attributable to greater than expected claims frequency and duration in the individual and group disability business in Australia, partially offset by reductions in liability estimates related to the 2011 earthquakes in New Zealand and Japan.

Berkshire Hathaway Reinsurance Group (“BHRG”)

Through BHRG, we underwrite excess-of-loss reinsurance and quota-share coverages on property and casualty risks for insurers and reinsurers worldwide. BHRG’s business includes catastrophe excess-of-loss reinsurance and excess primary insurance and facultative reinsurance for large or otherwise unusual property risks referred to as individual risk. BHRG also writes retroactive reinsurance, which provides indemnification of losses and loss adjustment expenses with respect to past loss events. Multi-line property/casualty refers to various coverages written on both a quota-share and excess basis and includes a 20% quota-share contract with Swiss Reinsurance Company Ltd. (“Swiss Re”) covering substantially all of Swiss Re’s property/casualty risks that incepted from January 1, 2008 and through December 31, 2012. The Swiss Re quota-share contract was not renewed in 2013 and is now in run-off. BHRG’s underwriting activities also include life reinsurance and annuity businesses. Amounts are in millions.

	Premiums earned				Pre-tax underwriting gain/loss
	Second Quarter		First Six Months		Second Quarter		First Six Months
	2013	2012	2013	2012	2013	2012	2013	2012
Catastrophe and individual risk	$200	$251	$373	$385	$114	$174	$292	$256
Retroactive reinsurance	—	73	319	371	(84)	(39)	(152)	(112)
Multi-line property/casualty	1,106	1,268	2,428	2,393	285	526	836	396
Life and annuity	597	742	1,579	1,256	76	(48)	389	(118)

	$1,903	$2,334	$4,699	$4,405	$391	$613	$1,365	$422

Premiums earned in the first six months of 2013 from catastrophe and individual risk contracts declined 3% compared to the first six months of 2012. The level of business written in a given period will vary significantly due to changes in market conditions and management’s assessment of the adequacy of premium rates. We have generally constrained the volume of business written in recent years as premium rates have not been attractive enough to warrant increasing volume. However, we have the capacity and desire to write substantially more business when appropriate pricing can be obtained.

Catastrophe and individual risk contracts may provide exceptionally large limits of indemnification. The timing and magnitude of losses produces extraordinary volatility in periodic underwriting results of this business. Underwriting results for the first six months of 2013 and 2012 were favorable due to the absence of exceptionally large catastrophe events. In the second quarter of 2013, underwriting results included an estimated loss of $40 million from floods in Europe. In the first six months of 2012, there were no significant losses from catastrophe events. The first six months underwriting results also included a gain of $15 million in 2013 and a loss of $45 million in 2012 from changes in estimates of prior years’ catastrophe loss reserves.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Underwriting (Continued)

Berkshire Hathaway Reinsurance Group (“BHRG”) (Continued)

Retroactive reinsurance policies provide indemnification of unpaid losses and loss adjustment expenses with respect to past loss events, and related claims are generally expected to be paid over long periods of time. Premiums and limits of indemnification are often very large in amount. Substantially all of the premiums earned in the first six months of 2013 were attributed to a single contract written in the first quarter covering workers’ compensation exposures that are expected to have a very long duration.

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

The underwriting losses from retroactive policies for the first six months of 2013 and 2012 primarily represent the amortization of deferred charges. In 2013 and 2012, the amortization charges were partially offset by reductions in unpaid loss estimates related to one large contract. At June 30, 2013 and December 31, 2012, unamortized deferred charges for retroactive contracts were approximately $4.2 billion and $3.9 billion, respectively. Gross unpaid losses and loss adjustment expenses of retroactive reinsurance contracts were approximately $18.2 billion at June 30, 2013 compared to approximately $18.0 billion as of December 31, 2012.

Premiums earned from multi-line property/casualty business in the second quarter and first six months of 2013 included $462 million and $1,018 million, respectively, from the Swiss Re 20% quota-share contract. In 2012, premiums earned from this contract were $814 million in the second quarter and $1,560 million for the first six months. As previously noted, the Swiss Re quota-share contract expired on December 31, 2012. As of June 30, 2013, unearned premiums related to this contract were $579 million, which will be earned as the contract runs off, with a substantial majority of that amount to be earned in the second half of 2013. Premiums earned in the second quarter and first six months of 2013 from multi-line business, other than from the Swiss Re quota-share contract, increased $190 million and $577 million, respectively, over 2012, which was primarily attributable to an increase in property quota-share business.

Multi-line property/casualty underwriting generated pre-tax underwriting gains of $285 million in the second quarter and $836 million in the first six months of 2013 compared to pre-tax gains of $526 million in the second quarter and $396 million in the first six months of 2012. Multi-line property/casualty underwriting results regularly include foreign currency transaction gains or losses associated with the changes in the valuation of certain reinsurance liabilities of U.S. based subsidiaries (including liabilities arising under retroactive reinsurance contracts), which are denominated in foreign currencies.

Multi-line property/casualty underwriting results included foreign currency exchange rate gains of $28 million and $217 million in the second quarter and first six months of 2013 compared to gains of $172 million and $37 million in the second quarter and first six months of 2012. Multi-line property/casualty periodic underwriting results can be significantly impacted by the timing and magnitude of catastrophe losses. Underwriting results in 2013 included estimated losses of $25 million from floods in Europe during the second quarter. There were no significant catastrophe loss events in the first six months of 2012. For the first six months of 2013, the Swiss Re quota-share contract produced underwriting gains of $362 million, an increase of $129 million over 2012. The underwriting results attributable to the Swiss Re quota-share contract included gains of $275 million and $64 million in the first six months of 2013 and 2012, respectively, from reductions in estimated liabilities for prior years’ losses.

Life and annuity premiums earned in the second quarter of 2013 decreased $145 million (20%) from the second quarter of 2012 and for the first six months of 2013 increased $323 million (26%) over 2012. In the first quarter of 2013, premiums of $1.7 billion were earned in connection with a new reinsurance contract under which BHRG assumed certain guaranteed minimum death benefit coverages on a portfolio of variable annuity reinsurance contracts that have been in run-off for a number of years. Substantially all of the premiums expected under this contract were earned at the inception of the contract. In addition, in the first quarter of 2013 BHRG agreed to amend certain provisions of its reinsurance agreement with Swiss Re Life & Health America Inc. (“SRLHA”) covering yearly renewable life insurance business. The amendments essentially commuted coverage with respect to a number of the underlying contracts in exchange for payments to SRLHA of $675 million. The amendments resulted in a reversal of previously recorded premiums of approximately $1.3 billion, which was exceeded by the reversal of life benefits incurred, generating a one-time pre-tax gain of $255 million, which partially offset the significant underwriting losses incurred over the previous three years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Underwriting (Continued)

Berkshire Hathaway Reinsurance Group (“BHRG”) (Continued)

In the second quarter and first six months of 2013, the life and annuity business produced pre-tax underwriting gains of $76 million and $389 million, respectively, versus underwriting losses of $48 million for the second quarter and $118 million for the first six months of 2012. The underwriting gain in the first six months of 2013 was primarily due to the impact of the aforementioned amendments to the SRLHA contract as well as foreign currency exchange gains of $34 million. In the first six months of 2012, foreign currency gains and losses were insignificant. These foreign currency gains and losses are associated with the conversion of non-U.S. denominated liabilities into U.S. Dollars. At June 30, 2013 and December 31, 2012, aggregate annuity liabilities were approximately $4.4 billion and $3.8 billion, respectively.

Berkshire Hathaway Primary Group

The Berkshire Hathaway Primary Group (“BH Primary”) consists of a wide variety of independently managed insurance businesses. These businesses include: Medical Protective Company (“MedPro”) and Princeton Insurance Company, providers of healthcare malpractice insurance to physicians, dentists and other healthcare providers and healthcare facilities; National Indemnity Company’s primary group, writers of commercial motor vehicle and general liability coverages; U.S. Investment Corporation, whose subsidiaries underwrite specialty insurance coverages; a group of companies referred to internally as “Berkshire Hathaway Homestate Companies,” providers of commercial multi-line insurance, including workers’ compensation; Central States Indemnity Company, a provider of credit and disability insurance to individuals nationwide through financial institutions; Applied Underwriters, a provider of integrated workers’ compensation solutions; and BoatU.S., a writer of insurance for owners of boats and small watercraft. In the fourth quarter of 2012, we acquired GUARD Insurance Group (“GUARD”), a provider of commercial property and casualty insurance coverage to small and mid-sized businesses.

Premiums earned in the second quarter and first six months of 2013 by BH Primary aggregated $816 million and $1,529 million, respectively, representing increases of $280 million (52%) and $486 million (47%), respectively, over 2012. The increases were primarily due to the inclusion of GUARD and increased volume from the Berkshire Hathaway Homestate Companies and National Indemnity Company’s primary group. For the first six months, our primary insurers produced underwriting gains of $129 million in 2013 and $122 million in 2012.

Insurance—Investment Income

A summary of net investment income of our insurance operations follows. Amounts are in millions.

	Second Quarter		First Six Months
	2013	2012	2013	2012
Investment income before income taxes and noncontrolling interests	$1,535	$1,393	$2,531	$2,445
Income taxes and noncontrolling interests	391	325	588	586

Net investment income	$1,144	$1,068	$1,943	$1,859

Investment income consists of interest and dividends earned on cash and investments of our insurance businesses. Pre-tax investment income in the second quarter and first six months of 2013 increased $142 million (10%) and $86 million (4%), respectively, compared to the second quarter and first six months of 2012. The increases in pre-tax investment income in 2013 were primarily attributable to increased dividends earned on equity investments. The increases in dividends earned reflected increased rates for certain of our major equity holdings as well as increased overall investments in equity securities. Our investment income was somewhat greater in the second quarter of 2013 and 2012 than the first quarter of each year, as annual dividends were paid by foreign issuers during the second quarter. We continue to hold significant cash and cash equivalents balances earning near zero yields. However, our management believes that maintaining ample liquidity is paramount and strongly insists on safety over yield with respect to cash and cash equivalents.

Invested assets derive from shareholder capital and reinvested earnings as well as net liabilities under insurance contracts or “float.” The major components of float are unpaid losses, life, annuity and health benefit liabilities, unearned premiums and other liabilities to policyholders less premiums and reinsurance receivables, deferred charges assumed under retroactive reinsurance contracts and deferred policy acquisition costs. Float approximated $75 billion at June 30, 2013 and $73 billion at December 31, 2012. In the first six months of 2013, the cost of float, as represented by the ratio of our underwriting gain or loss to average float, was negative as our insurance group generated a net underwriting gain.

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

	June 30, 2013	Dec. 31, 2012
Cash and cash equivalents	$24,458	$26,458
Equity securities	101,425	86,080
Fixed maturity securities	27,138	29,984
Other investments	17,234	16,057

	$170,255	$158,579

Fixed maturity securities as of June 30, 2013 were as follows. Amounts are in millions.

	Amortized cost	Net unrealized gains	Fair value
U.S. Treasury, U.S. government corporations and agencies	$2,799	$12	$2,811
States, municipalities and political subdivisions	2,600	148	2,748
Foreign governments	8,606	15	8,621
Corporate bonds, investment grade	5,835	633	6,468
Corporate bonds, non-investment grade	3,351	1,216	4,567
Mortgage-backed securities	1,711	212	1,923

	$24,902	$2,236	$27,138

All U.S. government obligations are rated AA+ or Aaa by the major rating agencies and approximately 83% of all state, municipal and political subdivisions, foreign government obligations and mortgage-backed securities were rated AA or higher. Non-investment grade securities represent securities that are rated below BBB- or Baa3.

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

	Second Quarter		First Six Months
	2013	2012	2013	2012
Revenues	$5,322	$5,062	$10,606	$10,064

Operating expenses:
Compensation and benefits	1,128	1,078	2,267	2,195
Fuel	1,076	1,102	2,198	2,197
Purchased services	617	614	1,234	1,183
Depreciation and amortization	489	470	972	933
Equipment rents	205	199	403	401
Materials and other	233	164	491	457

Total operating expenses	3,748	3,627	7,565	7,366
Interest expense	177	155	355	303

	3,925	3,782	7,920	7,669

Pre-tax earnings	1,397	1,280	2,686	2,395
Income taxes	513	478	1,004	892

Net earnings	$884	$802	$1,682	$1,503

Revenues during the second quarter and first six months of 2013 were approximately $5.3 billion and $10.6 billion, respectively, representing increases of $260 million (5%) and $542 million (5%), respectively, over 2012. The overall year-to-date increase in revenues reflected a 3% increase in cars/units handled and a 2% increase in average revenue per car/unit, attributable to rates and business mix. In the second quarter and first six months of 2013, BNSF generated higher revenues from industrial products, consumer products and coal, partially offset by lower revenues from agricultural products.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Railroad (“BNSF”) (Continued)

The increases in industrial products revenues were driven by 12% and 13% increases in volume during the second quarter and first six months of 2013, reflecting significantly higher petroleum products volumes. The increases in consumer products revenues were attributable to 2% and 4% increases in volume during the second quarter and first six months, respectively, which were due primarily to domestic intermodal volume increases. The increases in coal revenue were attributable to increased volume of 7% and 1% during the second quarter and first six months of 2013, respectively, versus 2012. The increase in the second quarter is primarily due to an increase in coal demand as a result of higher natural gas prices and reduced utility stockpiles, partially offset by the impacts of weather, including flooding on the network. Agricultural products volume declined about 9% and 8% for the second quarter and first six months of 2013, respectively, compared with the prior year periods. The declines were mainly attributable to decreases in grain exports as a result of the drought conditions in the U.S. in 2012 and strong global competition. Revenues (and revenues per car/unit) in each period include fuel surcharges to customers under programs intended to recover incremental fuel costs when fuel prices exceed threshold fuel prices. Surcharges vary by product/commodity, and therefore amounts earned in a given period are impacted by business mix and volume as well as fuel costs. Fuel surcharges in the second quarter of 2013 were relatively unchanged but increased by 2% in the first six months of 2013 as compared to 2012.

Operating expenses in 2013 were $3.7 billion for the second quarter and $7.6 billion for the first six months, representing increases of $121 million (3%) and $199 million (3%), respectively, over 2012. Fuel expenses of $1,076 million in the second quarter and $2,198 million in the first six months of 2013 were relatively unchanged as compared to 2012. Compensation and benefits expenses increased $50 million and $72 million in the second quarter and first six months of 2013, respectively, over 2012, reflecting volume-related costs and inflation, partially offset by cost savings initiatives. Purchased services expenses increased $3 million and $51 million in the second quarter and first six months of 2013, respectively, as compared to 2012, due primarily to volume-related costs, including purchased transportation for BNSF Logistics LLC, a wholly-owned, third-party logistics company. In 2013, materials and other expenses increased $69 million and $34 million in the second quarter and first six months of 2013, respectively, as compared to 2012 due primarily to higher environmental, property tax, material and employee-related expenses. In the first six months of 2012, operating expenses also included a charge of $55 million recorded for an unfavorable arbitration ruling.

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

Revenues and earnings of MidAmerican are summarized below. Amounts are in millions.

	Second Quarter				First Six Months
	Revenues		Earnings		Revenues		Earnings
	2013	2012	2013	2012	2013	2012	2013	2012
PacifiCorp	$1,231	$1,168	$237	$180	$2,480	$2,377	$465	$388
MidAmerican Energy Company	767	714	13	44	1,698	1,595	89	100
Natural gas pipelines	203	195	51	50	504	497	211	210
Northern Powergrid	254	244	99	99	554	507	244	223
Real estate brokerage	510	395	66	35	794	608	72	34
Other	91	32	38	(4)	142	58	47	14

	$3,056	$2,748			$6,172	$5,642

Earnings before corporate interest and income taxes			504	404			1,128	969
Corporate interest			69	80			140	162
Income taxes			114	37			223	141
Noncontrolling interests			42	34			92	75

Net earnings attributable to Berkshire			$279	$253			$673	$591

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Utilities and Energy (“MidAmerican”) (Continued)

PacifiCorp’s revenues in the second quarter and first six months of 2013 increased $63 million (5%) and $103 million (4%), respectively, over revenues in the same periods of 2012. The comparative increases were primarily due to higher retail revenues of $72 million for the second quarter and $149 million for the first six months, partially offset by a decrease in wholesale and other revenues. The increases in retail revenues were primarily due to higher prices approved by regulators and, to a lesser degree, by overall higher customer loads. The decrease in wholesale and other revenues reflected lower renewable energy credit revenue and declines in wholesale volumes, partially offset by higher average wholesale prices. PacifiCorp’s earnings before corporate interest and taxes (“EBIT”) in 2013 increased $57 million (32%) in the second quarter and $77 million (20%) in the first six months compared to the corresponding periods in 2012. The increases in EBIT reflected the overall increase in revenues, as higher energy costs and depreciation and amortization expense (due to increased plant in service) were offset by lower other operating expenses. The declines in other operating expenses were primarily attributable to litigation and damage claims in 2012 and lower maintenance expenses.

MEC’s revenues in the second quarter and first six months of 2013 increased $53 million (7%) and $103 million (6%), respectively, compared to 2012. The overall increase in revenues was mainly attributable to higher regulated electric and natural gas revenues, partially offset by lower nonregulated and other revenues. In 2013, regulated retail electric operating revenues increased $7 million for the second quarter and $42 million for the first six months. The increase in revenues for the first six months was primarily due to rate adjustment clauses in Iowa and Illinois, and, to a lesser degree, to an increase in customer load. In the second quarter and first six months of 2013, regulated natural gas revenues increased $51 million and $103 million, compared to 2012, due to higher volumes and increases in recoveries through adjustment clauses as a result of a higher average per-unit cost of gas sold. The increases in volumes reflected the comparatively colder weather conditions in 2013. Nonregulated and other operating revenues in 2013 decreased $48 million for the first six months compared to 2012 due to lower electricity volumes and prices, partially offset by higher natural gas volumes and prices. MEC’s EBIT declined $31 million (70%) in the second quarter and $11 million (11%) in the first six months of 2013 compared to 2012. The declines were due primarily to lower regulated electric operating earnings as increases in energy costs and depreciation and other operating expenses outpaced the increases in revenues, particularly in the second quarter. Regulated electric operating earnings in 2013 declined 53% in the second quarter and 29% for the first six months compared with the corresponding 2012 periods and were partially offset by increases in regulated natural gas operating earnings.

Natural gas pipelines’ revenues and EBIT in the second quarter and first six months of 2013 were, in the aggregate, relatively unchanged from revenues and EBIT in the corresponding 2012 periods. In 2013, the natural gas pipelines’ operating earnings declined $13 million in the second quarter and $16 million in the first six months from 2012. These declines were attributable to lower operating revenues and higher operating expenses, but were substantially offset by a gain in 2013 from a contract restructuring. Northern Powergrid’s revenues increased $10 million (4%) in the second quarter of 2013 and $47 million (9%) in the first six months of 2013, compared to 2012, primarily due to higher distribution revenue, partially offset by the foreign currency translation effect of a stronger U.S. Dollar versus the U.K. Pound Sterling. EBIT of Northern Powergrid in the second quarter of 2013 was unchanged from the second quarter of 2012, while EBIT for the first six months of 2013 increased $21 million (9%) over 2012. In the first six months, the increase in revenues was partially offset by higher distribution operating expenses and increased pension, contracting and depreciation expenses.

Real estate brokerage revenues in the second quarter and first six months of 2013 increased $115 million (29%) and $186 million (31%), respectively, over the same periods in 2012. In 2013, EBIT of the real estate brokerage business increased $31 million (89%) for the second quarter and $38 million (112%) as compared to the corresponding 2012 periods. The increases in revenues and EBIT were attributable to increases in closed brokerage transactions and higher average home prices and the impact of businesses acquired during 2012 and 2013. Other activities of MEHC include a portfolio of independent power projects. The increases in revenues and EBIT of other activities were primarily attributable to new wind and solar power electricity generation projects placed in service in 2012 and the first quarter of 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Manufacturing, Service and Retailing

A summary of revenues and earnings of our manufacturing, service and retailing businesses follows. Amounts are in millions.

	Second Quarter				First Six Months
	Revenues		Earnings		Revenues		Earnings
	2013	2012	2013	2012	2013	2012	2013	2012
Marmon	$1,816	$1,863	$314	$307	$3,546	$3,656	$580	$576
McLane Company	11,375	9,004	114	73	22,160	17,077	246	175
Other manufacturing	7,543	6,997	983	1,002	14,397	13,501	1,792	1,817
Other service	2,310	2,039	324	268	4,414	3,978	533	466
Retailing	1,003	852	76	60	1,990	1,705	149	116

	$24,047	$20,755			$46,507	$39,917

Pre-tax earnings			1,811	1,710			3,300	3,150
Income taxes			712	598			1,184	1,107
Noncontrolling interests			25	87			98	164

			$1,074	$1,025			$2,018	$1,879

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

Marmon’s revenues for the second quarter and the first half of 2013 were $1.8 billion and $3.5 billion, respectively, which represented decreases of $47 million (3%) and $110 million (3%), respectively, compared with the corresponding 2012 periods. Consolidated pre-tax earnings for the second quarter and first six months of 2013 were $314 million and $580 million, respectively, which represented increases of $7 million (2%) and $4 million (1%) over the comparable 2012 periods. Pre-tax earnings in 2013 as percentages of revenues were 17.3% in the second quarter and 16.4% for the first six months. In 2012, pre-tax earnings as percentages of revenues were 16.5% in the second quarter and 15.8% for the first six months. The revenues and earnings information in the following paragraphs is before intercompany eliminations and miscellaneous unallocated items.

Engineered Components’ second quarter and first half 2013 revenues were $614 million and $1,208 million, respectively, which represented declines of $30 million (5%) and $84 million (6%), respectively, as compared to 2012. The revenue declines were primarily due to reductions in volume and steel pricing in Distribution Services and lower copper prices in Electrical & Plumbing Products. Engineered Components’ pre-tax earnings were $58 million and $108 million during the second quarter and first six months of 2013 respectively, which represented decreases of $1 million (1%) and $14 million (11%) from the comparable 2012 periods. The decline in pre-tax earnings for the first six months derived primarily from the Distribution Services sector, which was negatively impacted by reduced volumes and lower margins influenced by steel price reductions. Electrical & Plumbing Products sector pre-tax earnings in the first six months of 2013 increased slightly over 2012 despite lower revenues. Restructuring actions taken in 2012 and again in the first half 2013 have provided the impetus for improved pre-tax earnings in this sector.

Natural Resources’ revenues were $653 million and $1,265 million, in the second quarter and first half of 2013, respectively, which represented declines of $29 million (4%) and $51 million (4%), respectively, compared to the second quarter and first six months of 2012. These declines reflected lower external tank car sales and unusually large prior year projects in the Transportation Services & Engineered Products and the Engineered Wire & Cable sectors, partially offset by an increase in leasing revenue attributable to higher lease rates and new tank car fleet additions. Natural Resources’ pre-tax earnings were $184 million and $341 million in the second quarter and first six months of 2013, slightly lower than earnings in the corresponding prior year periods. The impact of higher rail leasing rates, new tank car fleet additions and higher margins on specialty and utility cable products were more than offset by higher railroad repair costs and the fact that earnings in 2012 benefitted from unusually large projects.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Manufacturing, Service and Retailing (Continued)

Marmon (Continued)

Retail Technologies’ revenues of $574 million and $1,131 million in the second quarter and first six months, respectively, increased $11 million (2%) and $28 million (3%) as compared to 2012 periods. The year to date revenue increase reflects growth in Highway Technologies’ automotive clutch and heavy duty truck axle products and rebounding demand from a major customer in the Retail Store Fixture sector, partially offset by lower revenues from the Food Service Equipment and Water Treatment sectors. Retail Technologies’ pre-tax earnings were $80 million, and $147 million in the second quarter and first six months of 2013, which represented increases of $9 million (13%) and $12 million (9%), respectively, over the comparable 2012 periods. The pre-tax earnings increases were primarily due to revenue growth in the Highway Technologies and the Retail Store Fixtures sectors, as well as favorable mix and cost savings relating to 2012 restructuring actions taken in Retail Store Fixtures.

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

McLane’s revenues in the second quarter and first six months of 2013 were approximately $11.4 billion and $22.2 billion, respectively, representing increases of approximately $2.4 billion (26%) and $5.1 billion (30%), respectively, over revenues in comparable 2012 periods. The increases in revenues in 2013 periods reflected the inclusion of MBM, as well as revenue increases ranging from 10% to 13% in the grocery, other foodservice and beverage businesses, which were primarily related to new customers at each of the businesses. McLane’s pre-tax earnings increased $41 million (56%) in the second quarter and $71 million (41%) for the first six months as compared to the comparable prior year periods. The increases in pre-tax earnings reflected increased revenues and relatively stable net operating margins of the pre-existing business operations, the inclusion of MBM and from a gain that resulted from the sale of McLane’s Brazil-based logistics business.

Other manufacturing

Our other manufacturing businesses include several manufacturers of building products (Acme Building Brands, Benjamin Moore, Johns Manville, Shaw and MiTek) and apparel (led by Fruit of the Loom which includes Russell athletic apparel and Vanity Fair Brands women’s intimate apparel). Also included in this group are Lubrizol Corporation (“Lubrizol”), a specialty chemical manufacturer that we acquired in 2011, IMC International Metalworking Companies (“Iscar”), an industry leader in the metal cutting tools business with operations worldwide, Forest River, a leading manufacturer of leisure vehicles and CTB, a manufacturer of equipment and systems for the livestock and agricultural industries.

Other manufacturing revenues in the second quarter of 2013 increased $546 million (8%) to $7.5 billion, while revenues for the first six months of 2013 increased $896 million (7%) to $14.4 billion compared with the corresponding 2012 periods. Over the first six months of 2013, Forest River generated a 22% increase in revenues due to increased volume and average sales prices. Revenues in 2013 also included the impact of several bolt-on business acquisitions in 2012 and revenue increases from our building products businesses (7% for the second quarter and 5% for the first six months). Pre-tax earnings of our other manufacturing businesses in the second quarter and first six months of 2013 were $983 million and $1,792 million, respectively, representing decreases of $19 million (2%) and $25 million (1%), respectively, versus the corresponding 2012 periods. Forest River and our building products businesses in the aggregate generated higher earnings in 2013. In addition, bolt-on acquisitions in 2012 increased earnings in 2013. However, these increases were more than offset by lower earnings from Iscar, Lubrizol and Fruit of the Loom attributable to intensifying price competition and relatively sluggish customer demand in certain markets.

Other service

Our other service businesses include NetJets, the world’s leading provider of fractional ownership programs for general aviation aircraft and FlightSafety, a provider of high technology training to operators of aircraft. Among the other businesses included in this group are: TTI, a leading electronic components distributor; Business Wire, a leading distributor of corporate news, multimedia and regulatory filings; Dairy Queen, which licenses and services a system of over 6,200 stores that offer prepared dairy treats and food; the Buffalo News; the BH Media Group, which currently includes the Omaha World-Herald, as well as 28 other daily newspapers and numerous other publications; and businesses that provide management and other services to insurance companies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Manufacturing, Service and Retailing (Continued)

Other service (Continued)

Revenues of our other service businesses in 2013 were $2,310 million in the second quarter and $4,414 million in the first six months, representing increases of $271 million (13%) and $436 million (11%), respectively, over the corresponding 2012 periods. Pre-tax earnings of $324 million in the second quarter and $533 million in the first six months of 2013 increased $56 million (21%) and $67 million (14%), respectively, compared to the corresponding 2012 periods. The year-to-date increase in revenues was driven by increases at NetJets, BH Media Group and TTI. The increases in earnings in 2013 were primarily driven by NetJets, BH Media and FlightSafety. For the first six months of 2013, NetJets experienced increased sales of fractional aircraft shares and its earnings increased primarily due to improved flight operations margins, fractional sales margins and reduced net financing costs. The increases in revenues and earnings of BH Media were attributed to bolt-on acquisitions in 2012 and 2013. TTI’s earnings in 2013 were relatively flat versus 2012, as changes in product mix and the impact of price competition reduced overall gross sales margins. The increase in earnings in 2013 at FlightSafety primarily reflected reduced employee benefit costs.

Retailing

Our retailing operations consist of four home furnishings businesses (Nebraska Furniture Mart, R.C. Willey, Star Furniture and Jordan’s), three jewelry businesses (Borsheims, Helzberg and Ben Bridge), See’s Candies, Pampered Chef, a direct seller of high quality kitchen tools and Oriental Trading Company (“OTC”), a direct retailer of party supplies, school supplies and toys and novelties, which we acquired on November 27, 2012. Revenues of our retailing businesses in the second quarter and first six months of 2013 increased 18% and 17%, respectively, as compared to the revenues in the corresponding periods of 2012. Pre-tax earnings in the second quarter and first six months of 2013 of these businesses increased $16 million (27%) and $33 million (28%), respectively, as compared to earnings in the comparable periods in 2012. The comparative increases in revenues and earnings were primarily attributable to the inclusion of OTC.

Finance and Financial Products

Our finance and financial products businesses include manufactured housing and finance (Clayton Homes), transportation equipment leasing (XTRA), furniture leasing (CORT) as well as various miscellaneous financing activities. A summary of earnings from our finance and financial products businesses follows. Amounts are in millions.

	Second Quarter		First Six Months
	2013	2012	2013	2012
Manufactured housing and finance	$103	$64	$174	$104
Furniture/transportation equipment leasing	47	35	76	61
Other	59	90	128	187

Pre-tax earnings	209	189	378	352
Income taxes	74	69	134	128

	$135	$120	$244	$224

Clayton Homes’ pre-tax earnings in the second quarter and first six months of 2013 increased $39 million (61%) and $70 million (67%), respectively, as compared to the same periods in 2012. In 2013, Clayton Homes’ earnings benefitted from lower loan loss provisions, an increase in net interest income, as lower interest expense more than offset reductions in interest income on loan portfolios, and from improved manufacturing results, which was attributable to increased units sold. Clayton Homes’ manufactured housing business continues to operate at a competitive disadvantage compared to traditional single family housing markets, which receive significant interest rate subsidies from the U.S. government through government agency insured mortgages. For the most part, these subsidies are not available to factory built homes. Nevertheless, Clayton Homes remains the largest manufactured housing business in the United States and we believe that it will continue to operate profitably, even under the prevailing conditions.

In the first six months of 2013, pre-tax earnings of CORT and XTRA increased $15 million (25%) versus 2012. The increases primarily reflected increased lease revenues and earnings of XTRA, which benefitted from slight increases in working units and average rental rates, relatively stable operating expenses and foreign currency related income in the second quarter of 2013.

Earnings in 2013 from our other finance business activities include interest and dividends from a portfolio of fixed maturity and equity investments and our share of the earnings of a commercial mortgage servicing business in which we own a 50% interest. In addition, other earnings includes income from interest rate spreads charged to Clayton Homes on borrowings by a Berkshire financing subsidiary that are used to fund loans to Clayton Homes and guaranty fees charged to NetJets. Corresponding expenses are included in Clayton Homes’ and NetJets’ results. In 2012, earnings also included interest income from a small portfolio of long-held commercial real estate loans, which were repaid in full during the third and fourth quarters of 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Investment and Derivative Gains/Losses

A summary of investment and derivative gains and losses and other-than-temporary impairment losses on investments follows. Amounts are in millions.

	Second Quarter		First Six Months
	2013	2012	2013	2012
Investment gains/losses	$492	$125	$1,082	$356
Other-than-temporary impairment losses on investments	—	—	(85)	(337)
Derivative gains/losses	461	(1,068)	1,667	(66)

Gains/losses before income taxes and noncontrolling interests	953	(943)	2,664	(47)
Income taxes and noncontrolling interests	331	(331)	932	(15)

Net gains/losses	$622	$(612)	$1,732	$(32)

Pre-tax investment gains/losses in the second quarter and first six months of 2013 were $492 million and $1,082 million, respectively, representing increases of $367 million and $726 million over the corresponding 2012 periods. The net gains in the first six months of 2013 included $728 million related to our investments in General Electric and Goldman Sachs common stock warrants. Beginning in 2013, the unrealized gains or losses associated with these investments are included in earnings.

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

Other-than-temporary impairment (“OTTI”) losses in 2013 and 2012 were related to our investments in Texas Competitive Electric Holdings bonds. As of June 30, 2013, gross unrealized losses on our investments in equity and fixed maturity securities (determined on an individual purchase lot basis) were relatively insignificant. Although we have periodically recorded OTTI losses in earnings in the past, we continue to hold positions in certain of the related securities. In cases where the market values of these investments have increased since the dates the OTTI losses were recorded in earnings, these increases are not reflected in earnings but are instead included in shareholders’ equity as a component of accumulated other comprehensive income. When recorded, OTTI losses have no impact whatsoever on the asset values otherwise recorded in our Consolidated Balance Sheets or on our consolidated shareholders’ equity. In addition, the recognition of such losses in earnings rather than in accumulated other comprehensive income does not necessarily indicate that sales are imminent or planned and sales ultimately may not occur for a number of years. Furthermore, the recognition of OTTI losses does not necessarily indicate that the loss in value of the security is permanent or that the market price of the security will not subsequently increase to and ultimately exceed our original cost.

Derivative gains/losses primarily represent the changes in fair value of our credit default and equity index put option contracts. Periodic changes in the fair values of these contracts are reflected in earnings and can be significant, reflecting the volatility of underlying credit and equity markets. We have written essentially no new equity index put option or credit default derivative contracts since 2008. We have not actively traded into and out of credit default and equity index put option contract positions. Under many of the remaining contracts, no settlements will occur until the contract expiration dates, which are many years from now.

In 2013, our derivative contracts generated pre-tax gains of $461 million in the second quarter and $1,667 million in the first six months. In 2012, we incurred pre-tax losses of $1,068 million in the second quarter and $66 million in the first six months. In 2013, the gains were primarily attributed to changes in fair values of our equity index put option contracts. In 2012, we incurred losses related to the changes in fair values of the equity index put option contracts, which were partially offset by net gains attributable to our credit default and other contracts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Investment and Derivative Gains/Losses (Continued)

In 2013, our equity index put option contracts produced pre-tax gains of $390 million in the second quarter and $1,636 million for the first six months, reflecting overall higher equity index values, favorable currency movements and modestly higher interest rate assumptions. In the second quarter of 2012, we incurred pre-tax losses of $1,173 million due primarily to lower equity index values and lower interest rate assumptions. For the first six months of 2012, the pre-tax losses related to these contracts were $484 million, and were primarily attributable to lower interest rate assumptions, as the impact of changes in the indices between the beginning of the year and the end of the second quarter was not significant. Our credit default contracts generated pre-tax gains of $99 million and $85 million in the second quarter and first six months of 2013, respectively. Our remaining credit default contract exposures associated with corporate issuers will expire over the remainder of 2013. Thereafter, our credit default derivative contract exposures will be limited to municipality/state issues. In 2012, our credit default contracts generated pre-tax gains of $171 million and $511 million in the second quarter and first six months, respectively. In 2012, the gains were primarily due to the narrowing of credit default spreads as well as the passage of time.

Financial Condition

Our balance sheet continues to reflect significant liquidity and a strong capital base. Our consolidated shareholders’ equity at June 30, 2013 was $202.0 billion, an increase of $14.4 billion since December 31, 2012. In the second quarter of 2013, we reduced our consolidated shareholders’ equity by approximately $1.2 billion as a result of acquisitions of noncontrolling interests as discussed below and in Note 18 to the accompanying Consolidated Financial Statements.

Consolidated cash and investments of our insurance and other businesses approximated $191.4 billion at June 30, 2013 including cash and cash equivalents of $31.2 billion. As of June 30, 2013, our insurance subsidiaries held approximately $170.3 billion of invested assets. During the second quarter of 2013, we used cash of approximately $14.5 billion in the aggregate to fund Berkshire’s investments in H.J. Heinz Holding Corporation (“Heinz Holding”) and to acquire certain noncontrolling interests in our subsidiaries. On June 7, 2013, we invested $12.25 billion in Heinz Holding which acquired H.J. Heinz Company. Our investments in Heinz Holding consist of common stock, common stock warrants and preferred stock. Berkshire currently holds 50% of the voting interests in Heinz Holding.

In January 2013, we issued $2.6 billion of parent company senior unsecured notes with maturities ranging from 2016 to 2043. The proceeds were used to fund the repayment of $2.6 billion of notes that matured in February 2013.

In the fourth quarter of 2012, Berkshire acquired 10% of the outstanding shares of Marmon held by noncontrolling interests for aggregate consideration of approximately $1.4 billion, of which approximately $800 million was paid in the fourth quarter, with the remainder paid in March 2013. On June 28, 2013, Berkshire acquired additional noncontrolling interests in Marmon for approximately $238 million. Substantially all of the remaining noncontrolling interests in Marmon will be acquired in the first quarter of 2014. On April 29, 2013, we acquired the remaining noncontrolling interests of IMC International Metalworking Companies B.V., the parent company of Iscar for consideration of $2.05 billion.

Our Board of Directors has authorized Berkshire to repurchase its Class A and Class B common shares at prices no higher than a 20% premium over the book value of the shares. Berkshire may repurchase shares at management’s discretion. The repurchase program is expected to continue indefinitely, but does not obligate Berkshire to repurchase any dollar amount or number of Class A or Class B common shares. Repurchases will not be made if they would reduce Berkshire’s consolidated cash and cash equivalent holdings below $20 billion. Financial strength and redundant liquidity will always be of paramount importance at Berkshire. There were no share repurchases during the first six months of 2013.

Our railroad, utilities and energy businesses (conducted by BNSF and MidAmerican) maintain very large investments in capital assets (property, plant and equipment) and will regularly make capital expenditures in the normal course of business. In the first six months of 2013, aggregate capital expenditures of these businesses were $3.5 billion, including $1.8 billion by MidAmerican and $1.7 billion by BNSF. Aggregate capital expenditures by BNSF and MidAmerican of approximately $5.4 billion are forecasted over the remainder of 2013. Future capital expenditures are expected to be funded by cash flows from operations and debt issuances. In March 2013, BNSF issued $1.5 billion in new debentures consisting of $700 million of 3.0% debentures due in 2023 and $800 million of 4.45% debentures due in 2043. BNSF’s outstanding debt was approximately $15.9 billion as of June 30, 2013. In the first six months of 2013, MidAmerican and its subsidiaries issued new term debt of approximately $1.55 billion and repaid borrowings of approximately $1.0 billion and its aggregate outstanding borrowings as of June 30, 2013 were approximately $22.0 billion. BNSF and MidAmerican have aggregate debt and capital lease maturities over the remainder of 2013 of about $1.3 billion. Berkshire has committed until February 28, 2014 to provide up to $2 billion of additional capital to MidAmerican to permit the repayment of its debt obligations or to fund its regulated utility subsidiaries. Berkshire does not guarantee the repayment of debt issued by BNSF, MidAmerican or any of their subsidiaries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition (Continued)

On May 29, 2013, MidAmerican announced that it would acquire NV Energy, Inc. (“NV Energy”), an energy holding company serving approximately 1.3 million electric and natural gas customers in Nevada. Under the terms of the agreement, MidAmerican will purchase all outstanding shares of NV Energy’s common stock for $23.75 per share in cash, or approximately $5.6 billion in the aggregate. It is currently anticipated that the purchase price will be funded through a combination of cash provided by MidAmerican’s shareholders ($3.6 billion of which Berkshire currently expects to provide approximately $3.5 billion) and the issuance by MidAmerican of senior unsecured debt. The acquisition is subject to customary closing conditions, including the approval of the transaction by NV Energy’s shareholders and the receipt of required state and federal approvals. The transaction is expected to be completed in the first quarter of 2014.

Assets of the finance and financial products businesses, which consisted primarily of loans and finance receivables, cash and cash equivalents, fixed maturity investments and equity investments, were approximately $25.4 billion as of June 30, 2013 and December 31, 2012. Liabilities were $20.1 billion as of June 30, 2013 and $22.1 billion as of December 31, 2012. As of June 30, 2013, notes payable and other borrowings of finance and financial products businesses were $12.8 billion and included approximately $11.2 billion of notes issued by Berkshire Hathaway Finance Corporation (“BHFC”). During the first six months of 2013, BHFC issued $1.5 billion aggregate of new senior notes and repaid $1.5 billion of maturing senior notes. Over the remainder of 2013, an additional $1.95 billion of BHFC debt will mature. We currently intend to issue additional new debt through BHFC to replace some or all of the upcoming debt maturities. The proceeds from the BHFC notes are used to finance originated loans and acquired loans of Clayton Homes. The full and timely payment of principal and interest on the BHFC notes is guaranteed by Berkshire.

We regularly access the credit markets, particularly through our railroad, utilities and energy and finance and financial products businesses. Restricted access to credit markets at affordable rates in the future could have a significant negative impact on our operations.

As described in Note 12 to the Consolidated Financial Statements, we are party to several equity index put option and credit default contracts. With limited exception, these contracts contain no collateral posting requirements under any circumstances, including changes in either the fair value or intrinsic value of the contracts or a downgrade in Berkshire’s credit ratings. Substantially all of these contracts were entered into prior to December 31, 2008. At June 30, 2013, the net liabilities recorded for such contracts were approximately $6.2 billion and our collateral posting requirements were $5 million.

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

Contractual Obligations

We are party to contracts associated with ongoing business and financing activities, which will result in cash payments to counterparties in future periods. Certain obligations reflected in our Consolidated Balance Sheets, such as notes payable, require future payments on contractually specified dates and in fixed and determinable amounts. The timing and/or amount of the payment of other obligations, such as losses arising from unpaid property and casualty loss insurance contracts and credit default and equity index put option derivatives contracts, are contingent upon the outcome of future events. Actual payments will likely vary, perhaps significantly, from the liability estimates currently recorded in the Consolidated Balance Sheet. Other obligations pertain to the acquisition of goods or services in the future, which are not currently reflected in the financial statements, such as minimum rentals under operating leases. Our contractual obligations as of June 30, 2013 were, in the aggregate, not materially different from those disclosed in the “Contractual Obligations” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2012. Reference is also made to Note 18 to the accompanying Consolidated Financial Statements.

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

Our Consolidated Balance Sheet as of June 30, 2013 includes estimated liabilities for unpaid losses from property and casualty insurance and reinsurance contracts of $64.4 billion. Due to the inherent uncertainties in the process of establishing loss reserve amounts, the actual ultimate claim amounts will likely differ from the currently recorded amounts. A small percentage change in estimates of this magnitude may result in a material effect on reported earnings. The effects from changes in these estimates are recorded as a component of losses incurred in the period of the change.

Our Consolidated Balance Sheet as of June 30, 2013 includes goodwill of acquired businesses of $54.4 billion. We evaluate goodwill for impairment at least annually and conducted our most recent annual review during the fourth quarter of 2012. Although we believe that the goodwill reflected in the Consolidated Balance Sheet as of June 30, 2013 is not impaired, goodwill may subsequently become impaired as a result of changes in facts and circumstances affecting the valuation of the reporting unit. A goodwill impairment charge could have a material effect on periodic net earnings.

Our Consolidated Balance Sheets include significant amounts of derivative contract liabilities that are measured at fair value. As of June 30, 2013, our most significant derivative contract exposures relate to equity index put option contracts written between 2004 and 2008. These contracts were entered into in over-the-counter markets and certain elements in the terms and conditions of such contracts are not standard. In particular, we are not required to post collateral under most of our contracts. Furthermore, there is no source of independent data available to us showing trading volume and actual prices of completed transactions. As a result, the values of these liabilities are based on valuation models that are believed to be used by market participants. Such models or other valuation techniques may use inputs that are observable in the marketplace, while others are unobservable. Unobservable inputs require us to make certain projections and assumptions about the information that would be used by market participants in establishing prices. Changes in assumptions may have a significant effect on values.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Berkshire’s most recently issued Annual Report and in particular the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of June 30, 2013, there were no material changes in the market risks described in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Part II Other Information

Item 1. Legal Proceedings

Berkshire and its subsidiaries are party in a variety of legal actions arising out of the normal course of business. In particular, such legal actions affect our insurance and reinsurance businesses. Such litigation generally seeks to establish liability directly through insurance contracts or indirectly through reinsurance contracts issued by Berkshire subsidiaries. Plaintiffs occasionally seek punitive or exemplary damages. We do not believe that such normal and routine litigation will have a material effect on our financial condition or results of operations.

Item 1A. Risk Factors

Our significant business risks are described in Item 1A to Form 10-K for the year ended December 31, 2012 to which reference is made herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

In 2011, Berkshire’s Board of Directors (“Berkshire’s Board”) approved a common stock repurchase program. Under the program, as amended in December 2012, Berkshire may repurchase its Class A and Class B shares at prices no higher than a 20% premium over the book value of the shares. Berkshire may repurchase shares in the open market or through privately negotiated transactions. Berkshire’s Board authorization does not specify a maximum number of shares to be purchased. However, repurchases will not be made if they would reduce Berkshire’s consolidated cash equivalent holdings below $20 billion. The repurchase program is expected to continue indefinitely and the amount of purchases will depend entirely upon the level of cash available, the attractiveness of investment and business opportunities either at hand or on the horizon, and the degree of discount of the market price from management’s estimate of intrinsic value. The repurchase program does not obligate Berkshire to repurchase any dollar amount or number of Class A or Class B shares. There were no share repurchases in the first six months of 2013.

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

101

The following financial information from Berkshire Hathaway Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) the Consolidated Statements of Earnings for each of the three-month and six-month periods ended June 30, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income for each of the three-month and six-month periods ended June 30, 2013 and 2012, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for each of the six-month periods ended June 30, 2013 and 2012, (v) the Consolidated Statements of Cash Flows for each of the six-month periods ended June 30, 2013 and 2012, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC.
(Registrant)

Date: August 2, 2013	/S/ MARC D. HAMBURG
(Signature) Marc D. Hamburg, Senior Vice President and Principal Financial Officer