Form 10-Q
period 2013-09-30
BERKSHIRE HATHAWAY INC
filed 2013-11-01
CIK 1067983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of October 24, 2013:

Class A —	863,949
Class B —	1,169,869,720

BERKSHIRE HATHAWAY INC.

Part I Financial Information

Item 1. Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Insurance and Other:
Cash and cash equivalents	$35,337	$42,358
Investments:
Fixed maturity securities	28,872	31,449
Equity securities	104,893	86,467
Other investments	23,732	16,057
Receivables	27,145	21,753
Inventories	9,880	9,675
Property, plant and equipment	19,461	19,188
Goodwill	33,356	33,274
Other	19,016	17,875

	301,692	278,096

Railroad, Utilities and Energy:
Cash and cash equivalents	4,691	2,570
Property, plant and equipment	91,095	87,684
Goodwill	20,343	20,213
Other	14,450	13,441

	130,579	123,908

Finance and Financial Products:
Cash and cash equivalents	2,051	2,064
Investments in fixed maturity securities	663	842
Other investments	5,275	4,952
Loans and finance receivables	12,838	12,809
Goodwill	1,036	1,036
Other	3,947	3,745

	25,810	25,448

	$458,081	$427,452

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Losses and loss adjustment expenses	$64,818	$64,160
Unearned premiums	11,670	10,237
Life, annuity and health insurance benefits	11,326	10,943
Accounts payable, accruals and other liabilities	21,755	21,149
Notes payable and other borrowings	13,023	13,535

	122,592	120,024

Railroad, Utilities and Energy:
Accounts payable, accruals and other liabilities	13,533	13,113
Notes payable and other borrowings	40,016	36,156

	53,549	49,269

Finance and Financial Products:
Accounts payable, accruals and other liabilities	1,103	1,099
Derivative contract liabilities	5,847	7,933
Notes payable and other borrowings	12,710	13,045

	19,660	22,077

Income taxes, principally deferred	50,849	44,494

Total liabilities	246,650	235,864

Shareholders’ equity:
Common stock	8	8
Capital in excess of par value	36,082	37,230
Accumulated other comprehensive income	34,897	27,500
Retained earnings	138,758	124,272
Treasury stock, at cost	(1,363)	(1,363)

Berkshire Hathaway shareholders’ equity	208,382	187,647
Noncontrolling interests	3,049	3,941

Total shareholders’ equity	211,431	191,588

	$458,081	$427,452

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in millions except per share amounts)

	Third Quarter		First Nine Months
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Revenues:
Insurance and Other:
Insurance premiums earned	$9,270	$8,851	$27,462	$25,344
Sales and service revenues	23,890	20,982	70,181	61,060
Interest, dividend and other investment income	1,119	994	3,740	3,481
Investment gains/losses	1,640	725	2,529	720

	35,919	31,552	103,912	90,605

Railroad, Utilities and Energy:
Operating revenues	8,984	8,353	25,645	23,971
Other	59	66	176	154

	9,043	8,419	25,821	24,125

Finance and Financial Products:
Interest, dividend and other investment income	341	366	1,024	1,113
Investment gains/losses	74	192	182	216
Derivative gains/losses	427	(118)	2,094	(184)
Other	737	639	2,068	1,868

	1,579	1,079	5,368	3,013

	46,541	41,050	135,101	117,743

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	5,466	5,016	15,879	14,373
Life, annuity and health insurance benefits	1,575	1,284	3,899	3,727
Insurance underwriting expenses	1,966	1,943	5,206	5,594
Cost of sales and services	19,399	16,992	57,056	49,409
Selling, general and administrative expenses	2,909	2,573	8,689	7,477
Interest expense	109	105	317	314

	31,424	27,913	91,046	80,894

Railroad, Utilities and Energy:
Cost of sales and operating expenses	6,429	5,930	18,634	17,567
Interest expense	472	439	1,371	1,306

	6,901	6,369	20,005	18,873

Finance and Financial Products:
Interest expense	125	148	395	459
Other	713	684	2,091	2,035

	838	832	2,486	2,494

	39,163	35,114	113,537	102,261

Earnings before income taxes	7,378	5,936	21,564	15,482
Income tax expense	2,225	1,882	6,782	4,831

Net earnings	5,153	4,054	14,782	10,651
Less: Earnings attributable to noncontrolling interests	100	134	296	378

Net earnings attributable to Berkshire Hathaway	$5,053	$3,920	$14,486	$10,273

Average common shares outstanding *	1,643,779	1,652,184	1,643,522	1,651,549
Net earnings per share attributable to Berkshire Hathaway shareholders *	$3,074	$2,373	$8,814	$6,220

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

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(dollars in millions)

	Third Quarter		First Nine Months
	2013	2012	2013	2012
Net earnings	$5,153	$4,054	$14,782	$10,651

Other comprehensive income:
Net change in unrealized appreciation of investments	1,598	5,034	12,650	14,888
Applicable income taxes	(527)	(1,703)	(4,371)	(5,170)
Reclassification of investment appreciation in net earnings	(360)	(718)	(1,135)	(693)
Applicable income taxes	126	252	397	243
Foreign currency translation	549	446	(304)	128
Applicable income taxes	(56)	(16)	37	(9)
Prior service cost and actuarial gains/losses of defined benefit pension plans	(17)	(2)	95	47
Applicable income taxes	4	(3)	(26)	(19)
Other, net	46	17	66	(2)

Other comprehensive income, net	1,363	3,307	7,409	9,413

Comprehensive income	6,516	7,361	22,191	20,064
Comprehensive income attributable to noncontrolling interests	131	172	296	395

Comprehensive income attributable to Berkshire Hathaway shareholders	$6,385	$7,189	$21,895	$19,669

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(dollars in millions)

	Berkshire Hathaway shareholders’ equity
	Common stock and capital in excess of par value	Accumulated other comprehensive income	Retained earnings	Treasury stock	Non- controlling interests	Total
Balance at December 31, 2011	$37,815	$17,654	$109,448	$(67)	$4,111	$168,961
Net earnings	—	—	10,273	—	378	10,651
Other comprehensive income, net	—	9,396	—	—	17	9,413
Issuance (repurchase) of common stock	83	—	—	—	—	83
Changes in noncontrolling interests:
Interests acquired and other transactions	—	—	—	—	(34)	(34)

Balance at September 30, 2012	$37,898	$27,050	$119,721	$(67)	$4,472	$189,074

Balance at December 31, 2012	$37,238	$27,500	$124,272	$(1,363)	$3,941	$191,588
Net earnings	—	—	14,486	—	296	14,782
Other comprehensive income, net	—	7,409	—	—	—	7,409
Issuance (repurchase) of common stock	80	—	—	—	—	80
Changes in noncontrolling interests:
Interests acquired and other transactions	(1,228)	(12)	—	—	(1,188)	(2,428)

Balance at September 30, 2013	$36,090	$34,897	$138,758	$(1,363)	$3,049	$211,431

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	First Nine Months
	2013	2012
	(Unaudited)
Cash flows from operating activities:
Net earnings	$14,782	$10,651
Adjustments to reconcile net earnings to operating cash flows:
Investment (gains) losses	(2,711)	(936)
Depreciation	4,036	3,814
Other	983	641
Changes in operating assets and liabilities before business acquisitions:
Losses and loss adjustment expenses	682	(435)
Deferred charges reinsurance assumed	(203)	204
Unearned premiums	1,432	2,136
Receivables and originated loans	(359)	(1,759)
Derivative contract assets and liabilities	(1,927)	(104)
Income taxes	2,566	724
Other assets	(280)	(316)
Other liabilities	1,736	1,540

Net cash flows from operating activities	20,737	16,160

Cash flows from investing activities:
Purchases of fixed maturity securities	(5,246)	(6,684)
Purchases of equity securities	(7,818)	(6,454)
Purchases of other investments	(12,250)	—
Sales of fixed maturity securities	2,137	2,607
Redemptions and maturities of fixed maturity securities	4,739	4,646
Sales of equity securities	2,938	7,006
Purchases of loans and finance receivables	(446)	(546)
Collections of loans and finance receivables	565	1,098
Acquisitions of businesses, net of cash acquired	(830)	(1,831)
Purchases of property, plant and equipment	(7,727)	(7,193)
Other	(1,526)	(115)

Net cash flows from investing activities	(25,464)	(7,466)

Cash flows from financing activities:
Proceeds from borrowings of insurance and other businesses	2,608	1,796
Proceeds from borrowings of railroad, utilities and energy businesses	5,496	4,699
Proceeds from borrowings of finance businesses	2,506	2,357
Repayments of borrowings of insurance and other businesses	(2,811)	(1,962)
Repayments of borrowings of railroad, utilities and energy businesses	(836)	(1,137)
Repayments of borrowings of finance businesses	(2,843)	(3,009)
Change in short-term borrowings, net	(1,269)	(989)
Acquisitions of noncontrolling interests and other	(3,064)	(76)

Net cash flows from financing activities	(213)	1,679

Effects of foreign currency exchange rate changes	27	104

Increase (decrease) in cash and cash equivalents	(4,913)	10,477
Cash and cash equivalents at beginning of year *	46,992	37,299

Cash and cash equivalents at end of first nine months *	$42,079	$47,776

* Cash and cash equivalents are comprised of the following:
Beginning of year—
Insurance and Other	$42,358	$33,513
Railroad, Utilities and Energy	2,570	2,246
Finance and Financial Products	2,064	1,540

	$46,992	$37,299

End of first nine months—
Insurance and Other	$35,337	$41,820
Railroad, Utilities and Energy	4,691	4,119
Finance and Financial Products	2,051	1,837

	$42,079	$47,776

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

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

Note 2. New accounting pronouncements

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires additional disclosures concerning the amounts reclassified out of each component of accumulated other comprehensive income and into net earnings during the reporting period. We adopted ASU 2013-02 on January 1, 2013 and the required disclosures are included in Note 17.

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

In February 2013, the FASB issued ASU 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” ASU 2013-04 requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the amount the reporting entity agreed to pay plus additional amounts the reporting entity expects to pay on behalf of its co-obligors. The guidance further provides for disclosure of the nature and amount of the obligation. ASU 2013-04 is effective for interim and annual reporting periods beginning after December 15, 2013. In July 2013, the FASB issued ASU 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists and is effective for fiscal years beginning after December 15, 2013. We are currently evaluating the effect these standards will have on our Consolidated Financial Statements.

Notes To Consolidated Financial Statements (Continued)

Note 3. Significant business acquisitions

Our long-held acquisition strategy is to acquire businesses with consistent earning power, good returns on equity and able and honest management and at sensible prices. In 2013 and 2012, we completed several smaller-sized business acquisitions, most of which were considered as “bolt-on” acquisitions to several of our existing business operations. Aggregate consideration paid for business acquisitions for the first nine months of 2013 was approximately $830 million and for the year ended December 31, 2012 was approximately $3.2 billion, which included $438 million for entities that will develop, construct and subsequently operate renewable energy generation facilities. We do not believe that these acquisitions were material, individually or in the aggregate, to our Consolidated Financial Statements.

Note 4. Investments in fixed maturity securities

Investments in securities with fixed maturities as of September 30, 2013 and December 31, 2012 are summarized by type below (in millions).

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2013
U.S. Treasury, U.S. government corporations and agencies	$2,537	$21	$(6)	$2,552
States, municipalities and political subdivisions	2,397	141	(5)	2,533
Foreign governments	10,225	213	(68)	10,370
Corporate bonds	10,136	1,806	(10)	11,932
Mortgage-backed securities	1,918	237	(7)	2,148

	$27,213	$2,418	$(96)	$29,535

December 31, 2012
U.S. Treasury, U.S. government corporations and agencies	$2,742	$33	$—	$2,775
States, municipalities and political subdivisions	2,735	178	—	2,913
Foreign governments	11,098	302	(45)	11,355
Corporate bonds	10,410	2,254	(3)	12,661
Mortgage-backed securities	2,276	318	(7)	2,587

	$29,261	$3,085	$(55)	$32,291

Investments in fixed maturity securities are reflected in our Consolidated Balance Sheets as follows (in millions).

	September 30,	December 31,
	2013	2012
Insurance and other	$28,872	$31,449
Finance and financial products	663	842

	$29,535	$32,291

Investments in foreign government securities include securities issued by national and provincial government entities as well as instruments that are unconditionally guaranteed by such entities. As of September 30, 2013, approximately 94% of foreign government holdings were rated AA or higher by at least one of the major rating agencies and securities issued or guaranteed by Germany, the United Kingdom, Australia, Canada and the Netherlands represented approximately 81% of the investments. Unrealized losses on all fixed maturity investments in a continuous unrealized loss position for more than twelve consecutive months were $12 million as of September 30, 2013 and $9 million as of December 31, 2012.

The amortized cost and estimated fair value of securities with fixed maturities at September 30, 2013 are summarized below by contractual maturity dates. Actual maturities will differ from contractual maturities because issuers of certain of the securities retain early call or prepayment rights. Amounts are in millions.

	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Mortgage- backed securities	Total
Amortized cost	$6,733	$11,297	$4,411	$2,854	$1,918	$27,213
Fair value	6,916	12,249	4,970	3,252	2,148	29,535

Notes To Consolidated Financial Statements (Continued)

Note 5. Investments in equity securities

Investments in equity securities as of September 30, 2013 and December 31, 2012 are summarized based on the primary industry of the investee in the table below (in millions).

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2013
Banks, insurance and finance	$22,424	$22,302	$—	$44,726
Consumer products	7,173	16,114	—	23,287
Commercial, industrial and other	29,128	9,957	(333)	38,752

	$58,725	$48,373	$(333)	$106,765

December 31, 2012
Banks, insurance and finance	$18,600	$14,753	$(2)	$33,351
Consumer products	7,546	14,917	—	22,463
Commercial, industrial and other	24,361	7,687	(200)	31,848

	$50,507	$37,357	$(202)	$87,662

As of September 30, 2013, approximately 55% of the fair value of our equity securities was concentrated within four companies. As of September 30, 2013 and December 31, 2012, we concluded that there were no unrealized losses that were other-than-temporary. Our conclusions were based on: (a) our ability and intent to hold the securities to recovery; (b) our assessment that the underlying business and financial condition of each of these issuers was favorable; (c) our opinion that the relative price declines were not significant; and (d) our belief that it was reasonably possible that market prices will increase to and exceed our cost in a relatively short period of time. As of September 30, 2013 and December 31, 2012, unrealized losses on equity securities in a continuous unrealized loss position for more than twelve consecutive months were $75 million and $45 million, respectively.

Investments in equity securities are reflected in our Consolidated Balance Sheets as follows (in millions).

	September 30, 2013	December 31, 2012
Insurance and other	$104,893	$86,467
Railroad, utilities and energy *	1,004	675
Finance and financial products *	868	520

	$106,765	$87,662

*	Included in other assets.

Note 6. Other investments

As of September 30, 2013, other investments include various securities of Wm. Wrigley Jr. Company (“Wrigley”), The Dow Chemical Company (“Dow”), Bank of America Corporation (“BAC”) and H.J. Heinz Holding Corporation (“Heinz Holding”), a newly formed holding company that acquired the H.J. Heinz Company (“Heinz”) on June 7, 2013. A summary of other investments follows (in millions).

	Cost Basis	Unrealized Gains	Fair Value	Carrying Value
September 30, 2013
Fixed maturity and equity securities:
Insurance and other	$7,841	$3,862	$11,703	$11,681
Finance and financial products	3,052	2,223	5,275	5,275
Investments in Heinz Holding	12,250	—	12,250	12,051

	$23,143	$6,085	$29,228	$29,007

December 31, 2012
Fixed maturity and equity securities:
Insurance and other	$13,109	$3,823	$16,932	$16,057
Finance and financial products	3,148	1,804	4,952	4,952

	$16,257	$5,627	$21,884	$21,009

Notes To Consolidated Financial Statements (Continued)

Note 6. Other investments (Continued)

In October 2008, we acquired 50,000 shares of 10% Cumulative Perpetual Preferred Stock of GS (“GS Preferred”) and warrants to purchase 43,478,260 shares of common stock of GS (“GS Warrants”) for a combined cost of $5 billion. In October 2008, we also acquired 30,000 shares of 10% Cumulative Perpetual Preferred Stock of GE (“GE Preferred”) and warrants to purchase 134,831,460 shares of common stock of GE (“GE Warrants”) for a combined cost of $3 billion. The GS Preferred and GE Preferred shares were fully redeemed by GS and GE in 2011.

When originally issued, the GS Warrants were exercisable for an aggregate cost of $5 billion ($115/share), and the GE Warrants were exercisable for an aggregate cost of $3 billion ($22.25/share). In the first quarter of 2013, the GE Warrants and GS Warrants agreements were amended to provide solely for cashless exercises, whereupon we would receive shares of GE and GS based on the excess, if any, of the market prices, as defined, over the exercise prices, without payment of additional consideration. In October 2013, the GS Warrants and GE Warrants were exercised and we received 13,062,594 shares of GS common stock and 10,710,644 shares of GE common stock with an aggregate fair value of approximately $2.4 billion. In the first nine months of 2013, the aggregate gains associated with our investments in the GS Warrants and GE Warrants (approximately $1.4 billion) were included in earnings. As a result of the aforementioned exercises, we included our investments in the GE Warrants and the GS Warrants as components of investments in equity securities (see Note 5) beginning as of September 30, 2013.

In October 2008, we acquired $4.4 billion par amount of 11.45% Wrigley subordinated notes due in 2018 and $2.1 billion of 5% Wrigley preferred stock. These investments were made in conjunction with Mars, Incorporated’s (“Mars”) acquisition of Wrigley. On August 30, 2013, the subordinated note agreement was amended to permit a repurchase of all of the Wrigley subordinated notes on October 1, 2013 at a specified price of 115.45% of par. On September 12, 2013, Wrigley and Mars notified us that they were repurchasing all of the subordinated notes on October 1, 2013 for $5.08 billion, plus accrued interest. As a result, we recognized a pre-tax investment gain of $680 million in earnings in the third quarter of 2013. The amount due from the repurchase is included in receivables of Insurance and Other in our Consolidated Balance Sheet. The Wrigley subordinated notes were previously classified as held-to-maturity and were carried at cost. The Wrigley preferred stock is classified as available-for-sale and recorded in our financial statements at fair value.

In 2009, we also acquired $1.0 billion par amount of Wrigley senior notes due in December 2013 and 2014. We currently own $800 million and an unconsolidated joint venture in which we hold a 50% economic interest owns $200 million of the Wrigley senior notes. The Wrigley senior notes are classified as held-to-maturity and we carry these investments at cost, adjusted for foreign currency exchange rate changes that apply to certain of the senior notes.

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

On February 13, 2013, Berkshire and an affiliate of the global investment firm 3G Capital (such affiliate, “3G”), through a newly formed holding company, Heinz Holding, entered into a definitive merger agreement to acquire Heinz. The transaction to acquire Heinz was completed on June 7, 2013. Under the terms of the merger agreement, Heinz shareholders received $72.50 in cash for each outstanding share of common stock, or approximately $23.25 billion in the aggregate. On June 7, 2013, Berkshire and 3G each made equity investments in Heinz Holding, which, together with debt financing obtained by Heinz Holding, was used to acquire Heinz.

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

Notes To Consolidated Financial Statements (Continued)

Note 6. Other investments (Continued)

Berkshire’s investments in Heinz Holding consist of 425 million shares of common stock, warrants to acquire approximately 46 million additional shares of common stock, and cumulative compounding preferred stock (“Preferred Stock”) with a liquidation preference of $8 billion. The aggregate cost of these investments was $12.25 billion. 3G acquired 425 million shares of Heinz Holding common stock for $4.25 billion. In addition, Heinz Holding has reserved 39.6 million shares of common stock for issuance under stock options to management of Heinz.

The Preferred Stock possesses no voting rights except as required by law or for certain matters specified in the Heinz Holding charter. The Preferred Stock is entitled to dividends at 9% per annum whether or not declared, is senior in priority to the common stock and is callable after June 7, 2016 at the liquidation value plus an applicable premium and any accrued and unpaid dividends. Under the Heinz Holding charter and a shareholders’ agreement entered into as of the acquisition date (the “shareholders’ agreement”), after June 7, 2021, Berkshire can cause Heinz Holding to attempt to sell shares of common stock through public offerings or other issuances (“redemption offerings”), the proceeds of which would be required to be used to redeem any outstanding shares of Preferred Stock. The warrants are exercisable for one cent per share and expire on June 7, 2018.

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

We are accounting for our investments in Heinz Holding common stock and common stock warrants on the equity method. Accordingly, we included our proportionate share of net earnings and other comprehensive income available to common stockholders in our Consolidated Statements of Earnings and Other Comprehensive Income beginning as of June 7, 2013. We have concluded that our investment in Preferred Stock represents an equity investment and since it does not have a readily determinable market value, it is carried at cost in our Consolidated Balance Sheet. Dividends earned in connection with the Preferred Stock and our share of Heinz Holding’s net loss attributable to common stockholders for the period from June 7, 2013 through July 28, 2013 are included in interest, dividend and other investment income of Insurance and Other in the Consolidated Statement of Earnings.

Heinz’s most recent fiscal year ended April 28, 2013 and its most recently available financial statements are for the quarterly period ending July 28, 2013. Accordingly, we have reported our proportionate share of net earnings and other comprehensive income on a two month lag basis. Summarized financial information of Heinz Holding follows (in millions).

As of July 28, 2013
Assets	$38,464
Liabilities	21,862

For the period June 7, 2013 through July 28, 2013
Sales	$1,527
Net earnings (loss)	(76)

Notes To Consolidated Financial Statements (Continued)

Note 7. Investment gains/losses

Investment gains/losses, including other-than-temporary impairment (“OTTI”) losses, are summarized below (in millions).

	Third Quarter		First Nine Months
	2013	2012	2013	2012
Fixed maturity securities —
Gross gains from sales and other disposals	$727	$77	$809	$168
Gross losses from sales and other disposals	(55)	—	(147)	(345)
Equity securities —
Gross gains from sales and other disposals	548	645	918	1,218
Gross losses from sales and other disposals	(37)	(4)	(57)	(11)
OTTI losses	(143)	—	(228)	(337)
Other	674	199	1,416	243

	$1,714	$917	$2,711	$936

Investment gains/losses are reflected in the Consolidated Statements of Earnings as follows (in millions).

	Third Quarter		First Nine Months
	2013	2012	2013	2012
Insurance and other	$1,640	$725	$2,529	$720
Finance and financial products	74	192	182	216

	$1,714	$917	$2,711	$936

We record investments in equity and fixed maturity securities that are classified as available-for-sale at fair value with the difference between fair value and cost recorded in other comprehensive income. OTTI losses recognized in earnings represent reductions in the cost basis of the investment, but not the fair value. Accordingly, the OTTI losses that are included in earnings are generally offset by a corresponding credit to other comprehensive income and therefore have no net effect on shareholders’ equity as of the balance sheet date. In the first nine months of 2013 and 2012, the OTTI losses related to bonds issued by Texas Competitive Electric Holdings. Other investment gains/losses in 2013 primarily consisted of gains related to the valuations of the GS and GE warrants.

Note 8. Receivables

Receivables of insurance and other businesses are comprised of the following (in millions).

	September 30,	December 31,
	2013	2012
Insurance premiums receivable	$8,080	$7,845
Reinsurance recoverable on unpaid losses	3,081	2,925
Trade and other receivables	16,363	11,369
Allowances for uncollectible accounts	(379)	(386)

	$27,145	$21,753

As of September 30, 2013, trade and other receivables included $5.08 billion in connection with Mars/Wrigley’s repurchase of the Wrigley subordinated notes. This receivable was collected in full on October 1, 2013.

Notes To Consolidated Financial Statements (Continued)

Note 8. Receivables (Continued)

Loans and finance receivables of finance and financial products businesses are comprised of the following (in millions).

	September 30,	December 31,
	2013	2012
Consumer installment loans and finance receivables	$12,540	$12,701
Commercial loans and finance receivables	642	469
Allowances for uncollectible loans	(344)	(361)

	$12,838	$12,809

Allowances for uncollectible loans predominantly relate to consumer installment loans. Provisions for loan losses for the first nine months of 2013 and 2012 were $192 million and $243 million, respectively. Loan charge-offs, net of recoveries, for the first nine months were $209 million in 2013 and $256 million in 2012. Loan amounts are net of unamortized acquisition discounts of $418 million at September 30, 2013 and $459 million at December 31, 2012. At September 30, 2013, approximately 98% of consumer installment loan balances were evaluated collectively for impairment whereas about 70% of commercial loan balances were evaluated individually for impairment. As a part of the evaluation process, credit quality indicators are reviewed and loans are designated as performing or non-performing. At September 30, 2013, approximately 98% of consumer installment and commercial loan balances were determined to be performing and approximately 94% of those balances were current as to payment status.

Note 9. Inventories

Inventories are comprised of the following (in millions).

	September 30,	December 31,
	2013	2012
Raw materials	$1,815	$1,699
Work in process and other	854	883
Finished manufactured goods	3,313	3,187
Goods acquired for resale	3,898	3,906

	$9,880	$9,675

Note 10. Property, plant and equipment

Property, plant and equipment of our insurance and other businesses is comprised of the following (in millions).

	Ranges of estimated useful life	September 30, 2013	December 31, 2012
Land	—	$1,104	$1,048
Buildings and improvements	2 – 40 years	6,261	6,074
Machinery and equipment	3 – 20 years	16,008	15,436
Furniture, fixtures and other	2 – 20 years	2,934	2,736
Assets held for lease	12 –30 years	7,111	6,731

		33,418	32,025
Accumulated depreciation		(13,957)	(12,837)

		$19,461	$19,188

Depreciation expense of insurance and other businesses for the first nine months of 2013 and 2012 was $1,497 million and $1,443 million, respectively.

Notes To Consolidated Financial Statements (Continued)

Note 10. Property, plant and equipment (Continued)

Property, plant and equipment of our railroad, utilities and energy businesses is comprised of the following (in millions).

	Ranges of estimated useful life	September 30, 2013	December 31, 2012
Railroad:
Land	—	$5,968	$5,950
Track structure and other roadway	5 – 100 years	39,420	38,255
Locomotives, freight cars and other equipment	5 – 37 years	7,082	6,528
Construction in progress	—	1,112	963
Utilities and energy:
Utility generation, distribution and transmission system	5 – 80 years	43,899	42,682
Interstate pipeline assets	3 – 80 years	6,388	6,354
Independent power plants and other assets	3 – 30 years	2,424	1,860
Construction in progress	—	3,504	2,647

		109,797	105,239
Accumulated depreciation		(18,702)	(17,555)

		$91,095	$87,684

Railroad property, plant and equipment includes the land, other roadway, track structure and rolling stock (primarily locomotives and freight cars) of BNSF. The utility generation, distribution and transmission system and interstate pipeline assets are the regulated assets of public utility and natural gas pipeline subsidiaries. Depreciation expense of the railroad, utilities and energy businesses for the first nine months of 2013 and 2012 was $2,403 million and $2,235 million, respectively.

Note 11. Goodwill and other intangible assets

A reconciliation of the change in the carrying value of goodwill is as follows (in millions).

	September 30, 2013	December 31, 2012
Balance at beginning of year	$54,523	$53,213
Acquisitions of businesses	322	1,442
Other, including foreign currency translation	(110)	(132)

Balance at end of period	$54,735	$54,523

Intangible assets other than goodwill are included in other assets in our Consolidated Balance Sheets and are summarized by type as follows (in millions).

	September 30, 2013		December 31, 2012
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Insurance and other	$12,013	$3,525	$11,737	$2,994
Railroad, utilities and energy	2,198	1,147	2,163	913

	$14,211	$4,672	$13,900	$3,907

Trademarks and trade names	$2,865	$326	$2,819	$278
Patents and technology	5,162	2,470	5,014	2,059
Customer relationships	4,660	1,421	4,565	1,155
Other	1,524	455	1,502	415

	$14,211	$4,672	$13,900	$3,907

Notes To Consolidated Financial Statements (Continued)

Note 11. Goodwill and other intangible assets (Continued)

Amortization expense was $797 million for the first nine months of 2013 and $760 million for the first nine months of 2012. Intangible assets with indefinite lives as of September 30, 2013 and December 31, 2012 were $2,344 million and $2,328 million, respectively.

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

	September 30, 2013				December 31, 2012
	Assets (3)	Liabilities	Notional Value		Assets (3)	Liabilities	Notional Value
Equity index put options	$—	$5,355	$31,925	(1)	$—	$7,502	$33,357	(1)
Credit default	4	478	8,510	(2)	41	429	11,691	(2)
Other, principally interest rate and foreign currency	8	14			130	2

	$12	$5,847			$171	$7,933

(1)	Represents the aggregate undiscounted amount payable at the contract expiration dates assuming that the value of each index is zero at each contract’s expiration date.
(2)	Represents the maximum undiscounted future value of losses payable under the contracts, if all underlying issuers default and the residual value of the specified obligations is zero.
(3)	Included in other assets of finance and financial products businesses.

Derivative gains/losses of our finance and financial products businesses included in our Consolidated Statements of Earnings were as follows (in millions).

	Third Quarter		First Nine Months
	2013	2012	2013	2012
Equity index put options	$519	$(534)	$2,155	$(1,018)
Credit default	(128)	316	(43)	827
Other, principally interest rate and foreign currency	36	100	(18)	7

	$427	$(118)	$2,094	$(184)

The equity index put option contracts are European style options written on four major equity indexes. Future payments, if any, under any given contract will be required if the underlying index value is below the strike price at the contract expiration date. We received the premiums on these contracts in full at the contract inception dates and therefore have no counterparty credit risk. We have written no new contracts since February 2008.

The aggregate intrinsic value (which is the undiscounted liability assuming the contracts are settled based on the index values and foreign currency exchange rates as of the balance sheet date) of our equity index put option contracts was approximately $2.3 billion at September 30, 2013 and $3.9 billion at December 31, 2012. However, these contracts may not be unilaterally terminated or fully settled before the expiration dates which occur between June 2018 and January 2026. Therefore, the ultimate amount of cash basis gains or losses on these contracts will not be determined for many years. The remaining weighted average life of all contracts was approximately 7.25 years at September 30, 2013.

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

Notes To Consolidated Financial Statements (Continued)

Note 12. Derivative contracts (Continued)

State/municipality credit default contract exposures as of September 30, 2013 currently relate to more than 500 debt issues with maturities ranging from 2019 to 2054 and have an aggregate notional value of approximately $7.8 billion. The underlying debt issues have a weighted average maturity of approximately 18.0 years. Pursuant to the contract terms, future loss payments, if any, cannot be settled before the maturity dates of the underlying obligations.

The aggregate notional value of individual investment grade and high-yield corporate credit default contracts in-force as of September 30, 2013 was $718 million. All of these contracts will expire during the fourth quarter of 2013. Premiums under individual corporate credit default contracts are, generally, due from counterparties on a quarterly basis over the terms of the contracts. Otherwise, we have no counterparty credit risk under our credit default contracts because all premiums were received at the inception of the contracts.

With limited exceptions, our equity index put option and credit default contracts contain no collateral posting requirements with respect to changes in the fair value or intrinsic value of the contracts and/or a downgrade of Berkshire’s credit ratings. As of September 30, 2013, our collateral posting requirements under contracts with collateral provisions were zero compared to $40 million at December 31, 2012. If Berkshire’s credit ratings (currently AA from Standard & Poor’s and Aa2 from Moody’s) are downgraded below either A- by Standard & Poor’s or A3 by Moody’s, additional collateral of up to $1.1 billion could be required to be posted.

Our regulated utility subsidiaries are exposed to variations in the prices of fuel required to generate electricity, wholesale electricity purchased and sold and natural gas supplied for customers. Derivative instruments, including forward purchases and sales, futures, swaps and options, are used to manage a portion of these price risks. Derivative contract assets are included in other assets of railroad, utilities and energy businesses and were $61 million and $49 million as of September 30, 2013 and December 31, 2012, respectively. Derivative contract liabilities are included in accounts payable, accruals and other liabilities of railroad, utilities and energy businesses and were $176 million and $234 million as of September 30, 2013 and December 31, 2012, respectively. Unrealized gains and losses under the contracts of our regulated utilities that are probable of recovery through rates are recorded as regulatory assets or liabilities. Unrealized gains or losses on contracts accounted for as cash flow or fair value hedges are recorded in other comprehensive income or in net earnings, as appropriate.

Note 13. Supplemental cash flow information

A summary of supplemental cash flow information for the first nine months of 2013 and 2012 is presented in the following table (in millions).

	First Nine Months
	2013	2012
Cash paid during the period for:
Income taxes	$4,028	$2,896
Interest:
Insurance and other businesses	321	290
Railroad, utilities and energy businesses	1,507	1,393
Finance and financial products businesses	401	471
Non-cash investing and financing activities:
Liabilities assumed in connection with business acquisitions	275	793

Notes To Consolidated Financial Statements (Continued)

Note 14. Notes payable and other borrowings

Notes payable and other borrowings are summarized below (in millions). The weighted average interest rates and maturity date ranges shown in the following tables are based on borrowings as of September 30, 2013.

	Weighted Average Interest Rate	September 30, 2013	December 31, 2012
Insurance and other:
Issued by Berkshire parent company due 2013-2047	2.7%	$8,305	$8,323
Short-term subsidiary borrowings	0.3%	1,063	1,416
Other subsidiary borrowings due 2013-2035	5.9%	3,655	3,796

		$13,023	$13,535

In January 2013, Berkshire issued $2.6 billion of senior notes with interest rates ranging from 0.8% to 4.5% and maturities that range from 2016 to 2043. In February 2013, Berkshire repaid $2.6 billion of maturing senior notes.

	Weighted Average Interest Rate	September 30, 2013	December 31, 2012
Railroad, utilities and energy:
Issued by MidAmerican Energy Holdings Company (“MidAmerican”) and its subsidiaries:
MidAmerican senior unsecured debt due 2014-2037	6.3%	$4,621	$4,621
Subsidiary and other debt due 2013-2043	5.0%	18,329	17,002
Issued by BNSF due 2013-2097	5.3%	17,066	14,533

		$40,016	$36,156

MidAmerican subsidiary debt represents amounts issued pursuant to separate financing agreements. All, or substantially all, of the assets of certain MidAmerican subsidiaries are, or may be, pledged or encumbered to support or otherwise secure the debt. These borrowing arrangements generally contain various covenants including, but not limited to, leverage ratios, interest coverage ratios and debt service coverage ratios. During the first nine months of 2013, MidAmerican subsidiaries issued term debt of $2.5 billion in the aggregate. MidAmerican and subsidiaries repaid approximately $1.4 billion of debt in 2013. In March 2013, BNSF issued $1.5 billion in debentures consisting of $700 million of 3.0% debentures due in 2023 and $800 million of 4.45% debentures due in 2043. In August 2013, BNSF issued $1.5 billion in debentures consisting of $800 million of 3.85% debentures due in 2023 and $700 million of 5.15% debentures due in 2043. BNSF’s borrowings are primarily unsecured. As of September 30, 2013, BNSF and MidAmerican and their subsidiaries were in compliance with all applicable debt covenants. Berkshire does not guarantee any debt or other borrowings of BNSF, MidAmerican or their subsidiaries.

	Weighted Average Interest Rate	September 30, 2013	December 31, 2012
Finance and financial products:
Issued by Berkshire Hathaway Finance Corporation (“BHFC”) due 2013-2043	3.5%	$11,182	$11,186
Issued by other subsidiaries due 2013-2036	4.7%	1,528	1,859

		$12,710	$13,045

The borrowings of BHFC, a wholly owned finance subsidiary of Berkshire, are fully and unconditionally guaranteed by Berkshire. During the first nine months of 2013, BHFC issued $2.5 billion aggregate of new senior notes consisting of $275 million of 1.6% senior notes due in 2017, $225 million of 3.0% senior notes due in 2022, $500 million of 1.3% senior notes due in 2018, $500 million of 4.3% senior notes due in 2043, $600 million of 0.95% senior notes due in 2016 and $400 million of 2.0% senior notes due in 2018. During the first nine months of 2013, BHFC repaid $500 million of maturing senior notes in January, $1.0 billion of maturing senior notes in May and $1.0 billion of maturing senior notes in August. In October 2013, an additional $950 million of senior notes matured, and BHFC issued $950 million of additional senior notes at that time.

Our subsidiaries have approximately $5.9 billion in the aggregate of unused lines of credit and commercial paper capacity at September 30, 2013, to support short-term borrowing programs and provide additional liquidity. In addition to borrowings of BHFC, as of September 30, 2013, Berkshire guaranteed approximately $4.1 billion of other subsidiary borrowings. Generally, Berkshire’s guarantee of a subsidiary’s debt obligation is an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all present and future payment obligations.

Notes To Consolidated Financial Statements (Continued)

Note 15. Fair value measurements

Our financial assets and liabilities are summarized below as of September 30, 2013 and December 31, 2012 with fair values shown according to the fair value hierarchy (in millions). The carrying values of cash and cash equivalents, accounts receivable and accounts payable, accruals and other liabilities are considered to be reasonable estimates of their fair values.

	Carrying Value	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2013
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$2,552	$2,552	$2,113	$438	$1
States, municipalities and political subdivisions	2,533	2,533	—	2,533	—
Foreign governments	10,370	10,370	6,524	3,846	—
Corporate bonds	11,932	11,932	—	11,311	621
Mortgage-backed securities	2,148	2,148	—	2,148	—
Investments in equity securities	106,765	106,765	106,695	63	7
Other investments carried at fair value	16,085	16,085	—	—	16,085
Other investments carried at cost	12,922	13,143	—	—	13,143
Loans and finance receivables	12,838	12,016	—	493	11,523
Derivative contract assets (1)	73	73	1	19	53

Derivative contract liabilities:
Railroad, utilities and energy (1)	176	176	4	164	8
Finance and financial products:
Equity index put options	5,355	5,355	—	—	5,355
Credit default	478	478	—	—	478
Other	14	14	—	14	—
Notes payable and other borrowings:
Insurance and other	13,023	13,357	—	13,357	—
Railroad, utilities and energy	40,016	43,098	—	43,098	—
Finance and financial products	12,710	13,139	—	12,420	719

December 31, 2012
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$2,775	$2,775	$1,225	$1,549	$1
States, municipalities and political subdivisions	2,913	2,913	—	2,912	1
Foreign governments	11,355	11,355	4,571	6,784	—
Corporate bonds	12,661	12,661	—	12,011	650
Mortgage-backed securities	2,587	2,587	—	2,587	—
Investments in equity securities	87,662	87,662	87,563	64	35
Other investments carried at fair value	15,750	15,750	—	—	15,750
Other investments carried at cost	5,259	6,134	—	—	6,134
Loans and finance receivables	12,809	11,991	—	304	11,687
Derivative contract assets (1)	220	220	1	128	91

Derivative contract liabilities:
Railroad, utilities and energy (1)	234	234	10	217	7
Finance and financial products:
Equity index put options	7,502	7,502	—	—	7,502
Credit default	429	429	—	—	429
Other	2	2	—	2	—
Notes payable and other borrowings:
Insurance and other	13,535	14,284	—	14,284	—
Railroad, utilities and energy	36,156	42,074	—	42,074	—
Finance and financial products	13,045	14,005	—	13,194	811

(1)	Assets are included in other assets and liabilities are included in accounts payable, accruals and other liabilities.

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

Reconciliations of assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the first nine months of 2013 and 2012 follow (in millions).

	Investments in fixed maturity securities	Investments in equity securities	Other investments	Net derivative contract liabilities
Balance at December 31, 2011	$784	$22	$11,669	$(9,908)
Gains (losses) included in:
Earnings	—	—	—	(199)
Other comprehensive income	6	13	2,776	3
Regulatory assets and liabilities	—	—	—	—
Acquisitions, dispositions and settlements	(8)	—	—	186
Transfers into (out of) Level 3	(129)	—	—	—

Balance at September 30, 2012	$653	$35	$14,445	$(9,918)

Balance at December 31, 2012	$652	$35	$15,750	$(7,847)
Gains (losses) included in:
Earnings	—	3	520	2,119
Other comprehensive income	(12)	—	1,310	(5)
Regulatory assets and liabilities	—	—	—	1
Dispositions	(18)	—	—	—
Settlements, net	—	(31)	—	(56)
Transfers into (out of) Level 3	—	—	(1,495)	—

Balance at September 30, 2013	$622	$7	$16,085	$(5,788)

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

In the second quarter of 2013, we transferred the fair value measurements of the GS Warrants and GE Warrants out of Level 3 because we concluded that the unobservable inputs were no longer significant.

Quantitative information as of September 30, 2013, with respect to assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) follows (in millions).

	Fair value	Principal valuation techniques	Unobservable Input	Weighted Average
Other investments:
Preferred stocks	$11,857	Discounted cash flow	Expected duration	6 years
			Discount for transferability restrictions and subordination	97 basis points

Common stock warrants	4,228	Warrant pricing model	Discount for transferability and hedging restrictions	21%
Net derivative liabilities:
Equity index put options	5,355	Option pricing model	Volatility	21%

Credit default-states/municipalities	478	Discounted cash flow	Credit spreads	98 basis points

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

We value equity index put option contracts based on the Black-Scholes option valuation model. Inputs to this model include current index price, contract duration, dividend and interest rate inputs (including a Berkshire non-performance input) which are observable. However, we believe that the valuation of long-duration options using any model is inherently subjective, given the lack of observable transactions and prices, and acceptable values may be subject to wide ranges. Expected volatility inputs represent our expectations after considering the remaining duration of each contract and that the contracts will remain outstanding until the expiration dates without offsetting transactions occurring in the interim. Increases or decreases in the volatility inputs will produce increases or decreases in the fair values of the liabilities.

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

Note 16. Common stock

Changes in Berkshire’s issued and outstanding common stock during the first nine months of 2013 are shown in the table below.

	Class A, $5 Par Value (1,650,000 shares authorized)			Class B, $0.0033 Par Value (3,225,000,000 shares authorized)
	Issued	Treasury	Outstanding	Issued	Treasury	Outstanding
Balance at December 31, 2012	904,528	(9,573)	894,955	1,123,393,956	(1,408,484)	1,121,985,472
Conversions of Class A common stock to Class B common stock and exercises of replacement stock options issued in a business acquisition	(30,363)	—	(30,363)	46,882,626	—	46,882,626

Balance at September 30, 2013	874,165	(9,573)	864,592	1,170,276,582	(1,408,484)	1,168,868,098

Each Class A common share is entitled to one vote per share. Class B common stock possesses dividend and distribution rights equal to one-fifteen-hundredth (1/1,500) of such rights of Class A common stock. Each Class B common share possesses voting rights equivalent to one-ten-thousandth (1/10,000) of the voting rights of a Class A share. Unless otherwise required under Delaware General Corporation Law, Class A and Class B common shares vote as a single class. Each share of Class A common stock is convertible, at the option of the holder, into 1,500 shares of Class B common stock. Class B common stock is not convertible into Class A common stock. On an equivalent Class A common stock basis, there were 1,643,837 shares outstanding as of September 30, 2013 and 1,642,945 shares outstanding as of December 31, 2012. In addition to our common stock, 1,000,000 shares of preferred stock are authorized, but none of which are issued and outstanding.

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

Notes To Consolidated Financial Statements (Continued)

Note 17. Accumulated other comprehensive income

A summary of the net changes in after-tax accumulated other comprehensive income and significant amounts reclassified out of accumulated other comprehensive income attributable to Berkshire Hathaway shareholders for the nine-month period ended September 30, 2013 follows (in millions).

	Unrealized appreciation of investments, net	Foreign currency translation	Prior service and actuarial gains/losses of defined benefit pension plans	Other	Accumulated other comprehensive income
Balance at December 31, 2012	$29,254	$(120)	$(1,601)	$(33)	$27,500

Other comprehensive income (loss) before reclassifications	8,252	(191)	(17)	49	8,093
Amounts reclassified from accumulated other comprehensive income	(738)	(31)	81	4	(684)
Transactions with noncontrolling interests	—	(12)	—	—	(12)

	7,514	(234)	64	53	7,397

Balance at September 30, 2013	$36,768	$(354)	$(1,537)	$20	$34,897

Amounts reclassified from other comprehensive income into net earnings for the first nine months of 2013 are included on the following line items:
Investment gains/losses:
Insurance and other	$(1,062)	$—	$—	$—	$(1,062)
Finance and financial products	(73)	—	—	—	(73)
Other (1)	—	(31)	114	8	91

Reclassifications before income taxes	(1,135)	(31)	114	8	(1,044)
Applicable income taxes	(397)	—	33	4	(360)

	$(738)	$(31)	$81	$4	$(684)

(1)	Amounts are included on various line items, and are immaterial individually and in the aggregate.

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

On May 29, 2013, MidAmerican announced that it would acquire NV Energy, Inc. (“NV Energy”), an energy holding company serving approximately 1.3 million electric and natural gas customers in Nevada. Under the terms of the agreement, MidAmerican will purchase all outstanding shares of NV Energy’s common stock for $23.75 per share in cash, or approximately $5.6 billion in the aggregate. NV Energy’s shareholders approved the transaction on September 25, 2013. The acquisition is subject to other customary closing conditions and the receipt of required state and federal approvals and is expected to be completed in the first quarter of 2014.

On October 16, 2013, Marmon announced it would acquire the beverage dispensing and merchandising operations of British engineering company, IMI plc for approximately 690 million Euros ($1.1 billion), subject to certain adjustments for the amounts of working capital, cash and debt at the closing date. The acquisition is subject to certain regulatory approvals and is expected to close in early 2014.

Notes To Consolidated Financial Statements (Continued)

Note 19. Business segment data

Revenues by segment for the third quarter and first nine months of 2013 and 2012 were as follows (in millions).

	Third Quarter		First Nine Months
	2013	2012	2013	2012
Operating Businesses:
Insurance group:
Premiums earned:
GEICO	$4,730	$4,240	$13,726	$12,388
General Re	1,454	1,445	4,422	4,342
Berkshire Hathaway Reinsurance Group	2,219	2,578	6,918	6,983
Berkshire Hathaway Primary Group	867	588	2,396	1,631
Investment income	1,084	981	3,628	3,436

Total insurance group	10,354	9,832	31,090	28,780
BNSF	5,651	5,343	16,257	15,407
Finance and financial products	1,078	1,006	3,092	2,981
Marmon	1,753	1,795	5,299	5,451
McLane Company	11,547	9,534	33,707	26,611
MidAmerican	3,392	3,076	9,564	8,718
Other businesses	10,691	9,616	31,492	28,800

	44,466	40,202	130,501	116,748
Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	2,141	799	4,805	752
Eliminations and other	(66)	49	(205)	243

	$46,541	$41,050	$135,101	$117,743

Earnings before income taxes by segment for the third quarter and first nine months of 2013 and 2012 were as follows (in millions).

	Third Quarter		First Nine Months
	2013	2012	2013	2012
Operating Businesses:
Insurance group:
Underwriting gain (loss):
GEICO	$307	$435	$909	$714
General Re	63	154	182	373
Berkshire Hathaway Reinsurance Group	(206)	(102)	1,159	320
Berkshire Hathaway Primary Group	99	121	228	243
Net investment income	1,078	976	3,609	3,421

Total insurance group	1,341	1,584	6,087	5,071
BNSF	1,556	1,508	4,242	3,903
Finance and financial products	253	175	631	527
Marmon	306	293	886	869
McLane Company	126	130	372	305
MidAmerican	586	542	1,574	1,349
Other businesses	1,363	1,210	3,837	3,609

	5,531	5,442	17,629	15,633
Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	2,141	799	4,805	752
Interest expense, excluding interest allocated to operating businesses	(80)	(52)	(226)	(196)
Eliminations and other	(214)	(253)	(644)	(707)

	$7,378	$5,936	$21,564	$15,482

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings attributable to Berkshire are disaggregated in the table that follows. Amounts are after deducting income taxes and exclude earnings attributable to noncontrolling interests. Amounts are in millions.

	Third Quarter		First Nine Months
	2013	2012	2013	2012
Insurance – underwriting	$170	$392	$1,601	$1,065
Insurance – investment income	861	733	2,804	2,592
Railroad	989	937	2,671	2,440
Utilities and energy	472	438	1,145	1,029
Manufacturing, service and retailing	1,162	991	3,180	2,870
Finance and financial products	160	108	404	332
Other	(152)	(200)	(442)	(544)
Investment and derivative gains/losses	1,391	521	3,123	489

Net earnings attributable to Berkshire	$5,053	$3,920	$14,486	$10,273

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

Our insurance businesses generated significant after-tax earnings from underwriting in the first nine months of 2013 and 2012. In the first nine months of 2013, we incurred after-tax losses of approximately $275 million from significant catastrophe events. In the first nine months of 2012, there were no significant catastrophe events. Our railroad and utilities and energy businesses continued to generate significant earnings in 2013. Earnings from our manufacturing, service and retailing businesses in 2013 were generally higher than in 2012. As indicated in the table above, earnings from these businesses increased about 17.3% during the third quarter and 10.8% during the first nine months of 2013, which was partially attributable to bolt-on business acquisitions completed in 2012 and 2013 and reductions in earnings attributable to noncontrolling interests.

Investment and derivative gains/losses in the third quarter and first nine months of 2013 included after-tax gains from derivative contracts of $277 million and $1.36 billion, respectively, which were primarily attributable to changes in fair value estimates of our equity index put option derivative contracts. In the third quarter and first nine months of 2012, after-tax losses from derivative contracts were $76 million and $119 million, respectively. After-tax investment gains (including other-than-temporary impairment losses) for the third quarter and first nine months of 2013 were approximately $1.11 billion and $1.76 billion, respectively. In 2013, after-tax investment gains of approximately $875 million in the third quarter and $1.35 billion in the first nine months were associated with our investments in GS Warrants, GE Warrants and Wrigley subordinated notes. In the third quarter of 2012, we recognized after-tax investment gains of approximately $600 million from sales of securities and repayments of certain loan portfolios. We believe that realized investment gains/losses and other-than-temporary impairment losses are often meaningless in terms of understanding our reported results or evaluating our economic performance. These gains and losses and changes in the equity and credit markets from period to period have caused and will likely continue to cause significant volatility in our periodic earnings.

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

The timing and amount of catastrophe losses can also produce significant volatility in our periodic underwriting results, particularly with respect to BHRG and General Re. In the first nine months of 2013, we incurred pre-tax losses of approximately $425 million related to floods and a hailstorm in Europe. In the first nine months of 2012, there were no significant catastrophe events. For the purposes of this discussion, we consider catastrophe losses significant if the pre-tax losses incurred from a single event (or series of related events) exceed $75 million on a consolidated basis. Our periodic underwriting results may be affected significantly by changes in estimates for unpaid losses and loss adjustment expenses, including amounts established for occurrences in prior years. Periodic underwriting results may also include significant foreign currency transaction gains and losses arising from the changes in the valuations of non-U.S. Dollar denominated reinsurance liabilities of certain of our U.S. based insurance subsidiaries as a result of foreign currency exchange rate fluctuations. These gains and losses are included in underwriting expenses. In addition, BHRG’s results for the first nine months of 2013 included a one-time pre-tax gain of $255 million arising from amendments to a life reinsurance contract. In 2012, GEICO’s underwriting results reflected unusually high underwriting expenses due to a change in U.S. GAAP.

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

A summary follows of underwriting results from our insurance businesses. Amounts are in millions.

	Third Quarter		First Nine Months
	2013	2012	2013	2012
Underwriting gain (loss) attributable to:
GEICO	$307	$435	$909	$714
General Re	63	154	182	373
Berkshire Hathaway Reinsurance Group	(206)	(102)	1,159	320
Berkshire Hathaway Primary Group	99	121	228	243

Pre-tax underwriting gain	263	608	2,478	1,650
Income taxes and noncontrolling interests	93	216	877	585

Net underwriting gain	$170	$392	$1,601	$1,065

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

	Third Quarter				First Nine Months
	2013		2012		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums earned	$4,730	100.0	$4,240	100.0	$13,726	100.0	$12,388	100.0

Losses and loss adjustment expenses	3,622	76.6	3,011	71.0	10,490	76.4	9,089	73.4
Underwriting expenses	801	16.9	794	18.7	2,327	17.0	2,585	20.8

Total losses and expenses	4,423	93.5	3,805	89.7	12,817	93.4	11,674	94.2

Pre-tax underwriting gain	$307		$435		$909		$714

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Underwriting (Continued)

GEICO (Continued)

Premiums written in the third quarter and first nine months of 2013 were $5.0 billion and $14.4 billion, respectively, representing increases of 11.3% and 11.4%, respectively, over the premiums written in the corresponding 2012 periods. Premiums earned in the third quarter and first nine months of 2013 increased $490 million (11.6%) and $1,338 million (10.8%), respectively, compared to premiums earned in the corresponding 2012 periods. The growth in premiums earned reflected an increase in voluntary policies-in-force of 8.2% over the past year and, to a lesser degree, higher average premiums per policy. The increase in policies-in-force reflected a 14.4% increase in voluntary auto new business sales. Voluntary auto policies-in-force at September 30, 2013 were approximately 769,000 greater than at December 31, 2012.

Losses and loss adjustment expenses incurred in the third quarter and first nine months of 2013 increased $611 million (20.3%) and $1,401 million (15.4%), respectively, from the same periods of 2012. The loss ratio (the ratio of losses and loss adjustment expenses incurred to premiums earned) was 76.4% in the first nine months of 2013 compared to 73.4% in 2012. In the first nine months of 2013, claims frequencies for property damage and collision coverages generally increased in the two to three percent range compared to the first nine months of 2012. Physical damage claim severities increased in the three to five percent range in 2013. In addition, average bodily injury claims frequencies increased in the one to two percent range. Bodily injury claims severities increased in the two to three percent range, although severities for personal injury protection coverage declined, primarily in Florida.

Underwriting expenses incurred in the third quarter of 2013 were relatively unchanged from the third quarter of 2012, and declined $258 million (10.0%) in the first nine months of 2013 compared with the first nine months of 2012. Underwriting expenses in 2012 were impacted by a change in U.S. GAAP concerning deferred policy acquisition costs (“DPAC”). DPAC represents the underwriting costs that are eligible to be capitalized and expensed as premiums are earned over the policy period. The new accounting standard, which was adopted on a prospective basis as of January 1, 2012, accelerates the timing of when certain underwriting costs are recognized in earnings. We estimate that GEICO’s underwriting expenses for the first nine months of 2012 would have been about $410 million less had we computed DPAC under the prior accounting standard. The effect of transitioning to this new accounting standard was substantially completed as of September 30, 2012. Excluding the effects of the accounting change in 2012, the ratio of underwriting expenses to premiums earned in the first nine months of 2013 declined by approximately 0.6 percentage points from the first nine months of 2012.

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

	Premiums earned				Pre-tax underwriting gain (loss)
	Third Quarter		First Nine Months		Third Quarter		First Nine Months
	2013	2012	2013	2012	2013	2012	2013	2012
Property/casualty	$743	$727	$2,236	$2,164	$4	$118	$66	$354
Life/health	711	718	2,186	2,178	59	36	116	19

	$1,454	$1,445	$4,422	$4,342	$63	$154	$182	$373

Property/casualty

Property/casualty premiums earned in the third quarter and first nine months of 2013 increased $16 million (2.2%) and $72 million (3.3%), respectively, versus the corresponding 2012 periods. Excluding the effects of foreign currency exchange rate changes, premiums earned in the first nine months of 2013 increased $66 million (3.1%), which was primarily due to increases in international treaty business. Price competition in most property and casualty lines persists. Our underwriters continue to exercise discipline by declining offers to write business where prices are deemed inadequate. However, we remain prepared to increase premium volumes should market conditions improve.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Underwriting (Continued)

General Re (Continued)

Property/casualty (Continued)

Property/casualty operations in the third quarter and first nine months of 2013 produced net underwriting gains of $4 million and $66 million, respectively, compared to net underwriting gains of $118 million and $354 million, respectively, in the corresponding 2012 periods. For the first nine months of 2013 and 2012, property business generated net underwriting gains of $23 million and $343 million, respectively. In 2013, property underwriting results included losses of approximately $400 million from a hail storm in Europe in the third quarter and floods in Europe in the second quarter. There were no significant catastrophe events in the first nine months of 2012. The timing and magnitude of catastrophe and large individual losses has produced and is expected to continue to produce significant volatility in periodic underwriting results. In the first nine months, property underwriting results also included gains from reductions in prior years’ loss reserves of $247 million in 2013 and $224 million in 2012 as a result of lower than expected losses reported from ceding companies.

Our casualty/workers’ compensation business produced net underwriting gains of $43 million in the first nine months of 2013 and $11 million in the corresponding 2012 period. Underwriting results in each year included gains from the reductions of estimated unpaid losses for prior years’ events and underwriting losses for current year business. The gains associated with prior years’ events were attributable to lower than anticipated claim reports. However, casualty/workers’ compensation business tends to have long claim-tails and it should not be assumed that favorable loss experience in a given period means that the loss reserve estimates currently established will continue to develop favorably.

Life/health

Premiums earned in the third quarter and first nine months of 2013 were $711 million and $2,186 million, respectively, which were relatively unchanged from premiums earned in the comparable 2012 periods. Adjusting for the effects of foreign currency exchange rate changes, premiums earned in the first nine months of 2013 increased $34 million (1.6%) versus 2012, which was primarily attributable to increased non-U.S. life business.

Life/health operations produced net underwriting gains of $59 million in the third quarter and $116 million during the first nine months of 2013. The underwriting gains in 2013 were driven by lower than expected mortality in both the U.S. and international life businesses, offset in part by discount accretion in the long-term care business. The underwriting gain in 2012 reflected favorable claims experience across most regions in Europe and reductions in liability estimates related to the 2011 earthquakes in New Zealand and Japan. However, underwriting results in 2012 were negatively impacted by greater than expected claims frequency and duration in the individual and group disability business in Australia and to a lesser extent, by losses in the U.S. health business.

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

	Premiums earned				Pre-tax underwriting gain/loss
	Third Quarter		First Nine Months		Third Quarter		First Nine Months
	2013	2012	2013	2012	2013	2012	2013	2012
Catastrophe and individual risk	$195	$215	$568	$600	$80	$86	$372	$342
Retroactive reinsurance	1	278	320	649	(74)	(48)	(226)	(160)
Multi-line property/casualty	939	1,341	3,367	3,734	(170)	(85)	666	311
Life and annuity	1,084	744	2,663	2,000	(42)	(55)	347	(173)

	$2,219	$2,578	$6,918	$6,983	$(206)	$(102)	$1,159	$320

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Underwriting (Continued)

Berkshire Hathaway Reinsurance Group (“BHRG”) (Continued)

Premiums earned in the first nine months of 2013 from catastrophe and individual risk contracts declined 5% compared to the first nine months of 2012. The level of business written in a given period will vary significantly due to changes in market conditions and management’s assessment of the adequacy of premium rates. Catastrophe and individual risk contracts may provide exceptionally large limits of indemnification. The timing and magnitude of losses produces extraordinary volatility in periodic underwriting results of this business. Underwriting results for the first nine months of 2013 included an estimated loss of $26 million from floods in Europe. In the first nine months of 2012, there were no significant losses from catastrophe events. The first nine months’ underwriting results also included a gain of $16 million in 2013 and a loss of $45 million in 2012 from changes in estimates of prior years’ catastrophe loss reserves.

Retroactive reinsurance policies provide indemnification of unpaid losses and loss adjustment expenses with respect to past loss events, and related claims are generally expected to be paid over long periods of time. Premiums and limits of indemnification are often very large in amount. Substantially all of the premiums earned in the first nine months of 2013 were attributed to a single contract written in the first quarter covering workers’ compensation exposures that are expected to have a very long duration.

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

The underwriting losses from retroactive policies for the first nine months of 2013 and 2012 primarily represented the amortization of deferred charges. In the first nine months of 2013 and 2012, the amortization charges were partially offset by reductions in unpaid loss estimates related to one large contract. At September 30, 2013 and December 31, 2012, unamortized deferred charges for retroactive contracts were approximately $4.1 billion and $3.9 billion, respectively. Gross unpaid losses and loss adjustment expenses of retroactive reinsurance contracts were approximately $17.8 billion at September 30, 2013 compared to approximately $18.0 billion as of December 31, 2012.

In 2013, premiums earned from multi-line property/casualty business declined $402 million (30%) in the third quarter and $367 million (10%) for the first nine months compared to premiums earned in the comparable 2012 periods. As previously noted, the Swiss Re 20% quota-share contract expired on December 31, 2012. As a result, premiums earned in 2013 from that contract declined $560 million (66%) in the third quarter and $1,102 million (46%) for the first nine months compared with 2012. Premiums earned in the third quarter and first nine months of 2013 from multi-line business, other than from the Swiss Re quota-share contract, increased $158 million (32%) and $735 million (55%), respectively, over 2012, which was primarily attributable to increased property quota-share business.

In the third quarter, multi-line property/casualty generated pre-tax underwriting losses of $170 million in 2013 and $85 million in 2012. For the first nine months, this business generated underwriting gains of $666 million in 2013 and $311 million in 2012. Multi-line property/casualty underwriting results regularly include foreign currency transaction gains or losses associated with the changes in the valuation of certain reinsurance liabilities of U.S.-based subsidiaries (including liabilities arising under retroactive reinsurance contracts), which are denominated in foreign currencies.

In 2013, multi-line property/casualty underwriting results included foreign currency transaction losses of $186 million in the third quarter and foreign currency transaction gains of $31 million for the first nine months. In 2012, multi-line property and casualty underwriting results included foreign currency transaction losses of $118 million in the third quarter and $81 million in the first nine months. Multi-line property/casualty periodic underwriting results can be significantly impacted by the timing and magnitude of catastrophe losses. There were no significant catastrophe loss events in the first nine months of 2013 or 2012. For the first nine months of 2013, the Swiss Re quota-share contract contributed a net underwriting gain of $336 million, an increase of $91 million over 2012. The underwriting results attributable to the Swiss Re quota-share contract included gains of $219 million and $84 million in the first nine months of 2013 and 2012, respectively, from reductions in estimated liabilities for prior years’ losses.

In 2013, life and annuity premiums earned in the third quarter and first nine months of 2013 increased $340 million (46%) and $663 million (33%), respectively over premiums earned in the comparable 2012 periods. Premiums earned in the third quarter of 2013 included $470 million from one annuity reinsurance contract, which was partially offset by a decrease in life reinsurance premiums earned. In the first quarter of 2013, premiums of $1.7 billion were earned in connection with a new reinsurance contract

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Underwriting (Continued)

Berkshire Hathaway Reinsurance Group (“BHRG”) (Continued)

under which BHRG assumed certain guaranteed minimum death benefit coverages on a portfolio of variable annuity reinsurance contracts that have been in run-off for a number of years. Substantially all of the premiums expected under this contract were earned at the inception of the contract. In addition, in the first quarter of 2013, BHRG agreed to amend certain provisions of its reinsurance agreement with Swiss Re Life & Health America Inc. (“SRLHA”) covering yearly renewable life insurance business. The amendments essentially commuted coverage with respect to a number of the underlying contracts in exchange for payments to SRLHA of $675 million and also resulted in a reversal of previously recorded premiums of approximately $1.3 billion.

The life and annuity business produced pre-tax underwriting gains of $347 million in the first nine months of 2013 and underwriting losses of $173 million in the corresponding period in 2012. The underwriting gains in the first nine months of 2013 included a one-time pre-tax gain of $255 million attributable to the aforementioned amendments to the SRLHA contract as the reversal of premiums earned was more than offset by the reversal of life benefits incurred. This one-time underwriting gain of $255 million partially offset the significant underwriting losses incurred under this contract over the previous three years, including $57 million for the first nine months of 2012.

Berkshire Hathaway Primary Group

The Berkshire Hathaway Primary Group (“BH Primary”) consists of a wide variety of independently managed insurance businesses. These businesses include: Medical Protective Company and Princeton Insurance Company, providers of healthcare malpractice insurance coverages; National Indemnity Company’s primary group, writers of commercial motor vehicle and general liability coverages; U.S. Investment Corporation, whose subsidiaries underwrite specialty insurance coverages; a group of companies referred to internally as “Berkshire Hathaway Homestate Companies,” providers of commercial multi-line insurance, including workers’ compensation; Central States Indemnity Company, a provider of credit and disability insurance; Applied Underwriters, a provider of integrated workers’ compensation solutions; and BoatU.S., a writer of insurance for owners of boats and small watercraft. In the fourth quarter of 2012, we acquired GUARD Insurance Group (“GUARD”), a provider of workers’ compensation and complimentary commercial property and casualty insurance coverage to small and mid-sized businesses. In the second quarter of 2013, we formed Berkshire Hathaway Specialty Insurance which concentrates on providing large scale capacity solutions for commercial property and casualty risks.

Premiums earned in the third quarter and first nine months of 2013 by BH Primary aggregated $867 million and $2,396 million, respectively, representing increases of $279 million (47%) and $765 million (47%), respectively, over 2012. The increases were primarily due to the inclusion of GUARD and increased volume from the Berkshire Hathaway Homestate Companies, as well as from increased premium volume from several other primary group business units. For the first nine months, our primary insurers produced underwriting gains of $228 million in 2013 and $243 million in 2012.

Insurance—Investment Income

A summary of net investment income of our insurance operations follows. Amounts are in millions.

	Third Quarter		First Nine Months
	2013	2012	2013	2012
Investment income before income taxes and noncontrolling interests	$1,078	$976	$3,609	$3,421
Income taxes and noncontrolling interests	217	243	805	829

Net investment income	$861	$733	$2,804	$2,592

Investment income consists of interest and dividends earned on cash and investments of our insurance businesses. Pre-tax investment income in the third quarter and first nine months of 2013 increased $102 million (10.5%) and $188 million (5.5%), respectively, compared to the third quarter and first nine months of 2012. The increases in pre-tax investment income in 2013 were primarily attributable to increased dividends earned on equity investments. The increases reflected increased dividend rates for certain of our major equity holdings as well as increased overall investments in equity securities. Our investment income was somewhat greater in the second quarter of 2013 and 2012 than the first or third quarters of each year, as annual dividends were paid by certain foreign equity security issuers during the second quarter. Beginning in the fourth quarter of 2013, investment income will no longer include interest from the Wrigley 11.45% subordinated notes ($4.4 billion par), as a result of the repurchase of those notes. Accordingly, investment income will be negatively impacted in the future, given that alternative investment opportunities currently available will generate considerably lower yields. We continue to hold significant cash and cash equivalents balances earning near zero yields. However, our management believes that maintaining ample liquidity is paramount and strongly insists on safety over yield with respect to cash and cash equivalents.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Investment Income (Continued)

Invested assets derive from shareholder capital and reinvested earnings as well as net liabilities under insurance contracts or “float.” The major components of float are unpaid losses, life, annuity and health benefit liabilities, unearned premiums and other liabilities to policyholders less premiums and reinsurance receivables, deferred charges assumed under retroactive reinsurance contracts and deferred policy acquisition costs. Float approximated $77 billion at September 30, 2013 and $73 billion at December 31, 2012. In the first nine months of 2013, the cost of float, as represented by the ratio of our underwriting gain or loss to average float, was negative as our insurance group generated a net underwriting gain.

A summary of cash and investments held in our insurance businesses follows. As of September 30, 2013, other investments include investments in Wrigley, Dow Chemical and Bank of America as well as warrants to acquire common shares of Bank of America (See Note 6 to our Consolidated Financial Statements). Amounts are in millions.

	September 30, 2013	December 31, 2012
Cash and cash equivalents	$26,795	$26,458
Equity securities	104,369	86,080
Fixed maturity securities	27,061	29,984
Other investments	11,681	16,057

	$169,906	$158,579

Fixed maturity securities as of September 30, 2013 were as follows. Amounts are in millions.

	Amortized cost	Net unrealized gains	Fair value
U.S. Treasury, U.S. government corporations and agencies	$2,537	$15	$2,552
States, municipalities and political subdivisions	2,397	136	2,533
Foreign governments	8,957	146	9,103
Corporate bonds, investment grade	6,205	626	6,831
Corporate bonds, non-investment grade	3,033	1,160	4,193
Mortgage-backed securities	1,648	201	1,849

	$24,777	$2,284	$27,061

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

	Third Quarter		First Nine Months
	2013	2012	2013	2012
Revenues	$5,651	$5,343	$16,257	$15,407

Operating expenses:
Compensation and benefits	1,197	1,149	3,464	3,344
Fuel	1,145	1,089	3,343	3,286
Purchased services	618	601	1,852	1,784
Depreciation and amortization	493	475	1,465	1,408
Equipment rents	205	204	608	605
Materials and other	256	160	747	617

Total operating expenses	3,914	3,678	11,479	11,044
Interest expense	181	157	536	460

	4,095	3,835	12,015	11,504

Pre-tax earnings	1,556	1,508	4,242	3,903
Income taxes	567	571	1,571	1,463

Net earnings	$989	$937	$2,671	$2,440

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Railroad (“BNSF”) (Continued)

Revenues during the third quarter and first nine months of 2013 were approximately $5.7 billion and $16.3 billion, respectively, representing increases of $308 million (5.8%) and $850 million (5.5%), respectively, over 2012. The overall year-to-date increase in revenues reflected a 4% increase in cars/units handled and a 1% increase in average revenue per car/unit, attributable to rates and business mix. In the third quarter and first nine months of 2013, BNSF generated higher revenues from industrial products, consumer products and coal, partially offset by lower revenues from agricultural products.

In 2013, industrial products revenues increased approximately 12% in the third quarter and 15% for the first nine months, driven by a 12% increase in year-to-date volume, reflecting significantly higher petroleum products volumes. In 2013, consumer products revenues increased approximately 6% for the third quarter and first nine months, primarily attributable to volume increases, which were due primarily to domestic intermodal volume increases. In 2013, coal revenues increased 5% in the third quarter and 3% for the first nine months, which were largely due to increased volume. The volume increases were primarily due to increased coal demand as a result of higher natural gas prices and reduced utility stockpiles, partially offset by the impacts of weather, including flooding on the rail network. In 2013, agricultural products revenues declined 5% in the third quarter and 7% for the first nine months due to volume declines. The volume declines were mainly attributable to lower grain exports as a result of the drought conditions in the U.S. in 2012 and strong global competition. Revenues (and revenues per car/unit) in each period include fuel surcharges to customers under programs intended to recover incremental fuel costs when fuel prices exceed threshold fuel prices. Surcharges vary by product/commodity, and therefore amounts earned in a given period are impacted by business mix and volume as well as fuel costs. Fuel surcharges increased by 4% in the first nine months of 2013 as compared to 2012.

Operating expenses in 2013 were $3.9 billion for the third quarter and $11.5 billion for the first nine months, representing increases of $236 million (6%) and $435 million (4%), respectively, over 2012. Compensation and benefits expenses increased $48 million (4%) and $120 million (4%) in the third quarter and first nine months of 2013, respectively, over 2012, reflecting volume-related costs and inflation, partially offset by cost savings initiatives. Fuel expenses increased $56 million (5%) in the third quarter and $57 million (2%) in the first nine months of 2013. The increases were principally due to higher volume in 2013. Purchased services expenses increased 3% in the third quarter and 4% for the first nine months of 2013, due primarily to volume-related costs, including purchased transportation for BNSF Logistics LLC, a wholly-owned, third-party logistics business. In 2013, materials and other expenses increased $96 million (60%) and $130 million (21%) in the third quarter and first nine months of 2013, respectively. The increases were primarily due to reductions in accruals for environmental and personal injury costs in 2012 and to higher property taxes and material expenses in 2013.

Interest expense in 2013 increased $24 million (15%) in the third quarter and $76 million (17%) in the first nine months compared to 2012. The increases reflected higher average outstanding debt balances.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Utilities and Energy (“MidAmerican”) (Continued)

Revenues and earnings of MidAmerican are summarized below. Amounts are in millions.

	Third Quarter				First Nine Months
	Revenues		Earnings		Revenues		Earnings
	2013	2012	2013	2012	2013	2012	2013	2012
PacifiCorp	$1,413	$1,344	$317	$307	$3,893	$3,721	$782	$695
MidAmerican Energy Company	837	836	97	109	2,535	2,431	186	209
Natural gas pipelines	197	209	54	51	701	706	265	261
Northern Powergrid	243	240	76	82	797	747	320	305
Real estate brokerage	558	378	56	31	1,352	986	128	65
Other	144	69	58	41	286	127	105	55

	$3,392	$3,076			$9,564	$8,718

Earnings before corporate interest and income taxes			658	621			1,786	1,590
Corporate interest			72	79			212	241
Income taxes			49	47			272	188
Noncontrolling interests			65	57			157	132

Net earnings attributable to Berkshire			$472	$438			$1,145	$1,029

PacifiCorp’s revenues in the third quarter and first nine months of 2013 increased $69 million (5%) and $172 million (5%), respectively, over revenues in the same periods of 2012. The comparative increases were primarily due to higher retail revenues of $76 million for the third quarter and $225 million for the first nine months, partially offset by decreases in wholesale and other revenues. The increases in retail revenues reflected higher prices approved by regulators and, to a lesser degree, higher customer loads. The declines in wholesale and other revenues reflected lower renewable energy credit revenue and declines in wholesale volumes, partially offset by higher average wholesale prices. PacifiCorp’s earnings before corporate interest and taxes (“EBIT”) in 2013 increased $10 million (3%) in the third quarter and $87 million (13%) in the first nine months compared to the corresponding periods in 2012. The year-to-date increase in EBIT reflected increased revenues and lower other operating expenses, partially offset by higher energy costs and depreciation and amortization expense (due to increased plant in service). The decline in other operating expenses was primarily attributable to lower charges for certain litigation, fire and other damage claims and lower maintenance expenses in 2013.

MEC’s revenues in the third quarter of 2013 were essentially unchanged from 2012, while revenues for the first nine months of 2013 increased $104 million (4%) over 2012. Revenues in 2013 reflected higher regulated electric and natural gas revenues and lower nonregulated and other revenues. In the first nine months of 2013, regulated retail electric operating revenues increased $46 million, primarily due to rate adjustment clauses in Iowa and Illinois, and, to a lesser degree, increases in customer load and higher interim rates in Iowa. In the third quarter and first nine months of 2013, regulated natural gas revenues increased $11 million and $114 million, compared to 2012, due to increases in recoveries through adjustment clauses as a result of a higher average per-unit cost of gas sold and higher volumes. The increases in volumes reflected the comparatively colder weather conditions in the first half of 2013. Nonregulated and other operating revenues in 2013 declined $60 million for the first nine months compared to 2012 due to lower electricity volumes and prices, partially offset by higher natural gas prices and volumes. MEC’s EBIT declined $12 million (11%) in the third quarter and $23 million (11%) in the first nine months of 2013 compared to 2012. In the third quarter of 2013, the decline in EBIT was attributable to lower regulated gas and nonregulated and other operating earnings. In the first nine months of 2013, the decline in EBIT was due primarily to lower regulated electric operating earnings as increases in energy costs, depreciation and other operating expenses outpaced the increases in revenues, particularly in the second quarter.

In 2013, natural gas pipelines’ revenues declined $12 million in the third quarter and $5 million in the first nine months. The decline in third quarter revenues was due to contract expirations, lower storage revenue and lower transportation revenue. In the first nine months of 2013, EBIT of the natural gas pipelines reflected lower operating earnings, which was more than offset by a gain from a contract restructuring and lower interest expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Utilities and Energy (“MidAmerican”) (Continued)

Northern Powergrid’s revenues increased $3 million (1%) in the third quarter of 2013 and $50 million (7%) in the first nine months of 2013, compared to 2012. The increases were primarily due to higher distribution revenue, partially offset by the foreign currency translation effect of a stronger U.S. Dollar versus the U.K. Pound Sterling. EBIT of Northern Powergrid in the third quarter of 2013 declined $6 million (7%) from the third quarter of 2012, while EBIT for the first nine months of 2013 increased $15 million (5%) over 2012. In the first nine months of 2013, the increase in revenues was partially offset by higher distribution operating expenses, increased pension costs and higher depreciation expenses. EBIT in 2013 also included a $6 million loss from the write-off of hydrocarbon well exploration costs in the third quarter.

Real estate brokerage revenues in the third quarter and first nine months of 2013 increased $180 million (48%) and $366 million (37%), respectively, over the same periods in 2012. In 2013, EBIT of the real estate brokerage business increased $25 million (81%) for the third quarter and $63 million (97%) for the first nine months as compared to the corresponding 2012 periods. The increase in revenues and EBIT was attributable to increases in closed brokerage transactions, higher average home prices and the impact of businesses acquired during 2012 and 2013. Other activities of MEHC include a portfolio of independent power projects. The increases in revenues and EBIT of MEHC’s other activities in 2013 were primarily attributable to additional solar and wind-powered electricity generation projects placed in service.

Income tax expense as percentages of pre-tax earnings for the first nine months of 2013 and 2012 were 17% and 14%, respectively. In each year, MidAmerican’s utility subsidiaries generated significant production tax credits. In addition, pre-tax earnings of Northern Powergrid are taxed at lower rates in the U.K. and each year also benefitted from reductions of deferred income taxes as a result of lower enacted corporate income tax rates.

Manufacturing, Service and Retailing

A summary of revenues and earnings of our manufacturing, service and retailing businesses follows. Amounts are in millions.

	Third Quarter				First Nine Months
	Revenues		Earnings		Revenues		Earnings
	2013	2012	2013	2012	2013	2012	2013	2012
Marmon	$1,753	$1,795	$306	$293	$5,299	$5,451	$886	$869
McLane Company	11,547	9,534	126	130	33,707	26,611	372	305
Other manufacturing	7,512	6,776	1,046	921	21,909	20,277	2,838	2,738
Other service	2,235	2,041	269	253	6,649	6,019	802	719
Retailing	944	799	48	36	2,934	2,504	197	152

	$23,991	$20,945			$70,498	$60,862

Pre-tax earnings			1,795	1,633			5,095	4,783
Income taxes			604	564			1,788	1,671
Noncontrolling interests			29	78			127	242

			$1,162	$991			$3,180	$2,870

Marmon

Through Marmon, we operate approximately 160 manufacturing and service businesses within eleven diverse business sectors that are further organized in three separate companies. Those companies and constituent sectors are:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Manufacturing, Service and Retailing (Continued)

Marmon (Continued)

Marmon’s consolidated revenues for the third quarter and the first nine months of 2013 were $1.8 billion and $5.3 billion, respectively, representing decreases of $42 million (2%) and $152 million (3%), respectively, compared with the corresponding 2012 periods. Consolidated pre-tax earnings for the third quarter were $306 million, an increase of $13 million (4%) over 2012 and for the first nine months of 2013 were $886 million, an increase of $17 million (2%) over 2012. Pre-tax earnings in 2013 as percentages of revenues were 17.5% in the third quarter and 16.7% for the first nine months compared with 16.3% in the third quarter and 15.9% for the first nine months of 2012. Marmon’s business model (referred to internally as “80/20”) focuses on niche products/markets, product/service innovation, and improvement in operating efficiency and productivity. The revenues and earnings information in the following paragraphs is before intercompany eliminations and Marmon’s corporate unallocated expenses.

Engineered Components’ third quarter and first nine months of 2013 revenues were $593 million and $1,801 million, respectively, which represented declines of $15 million (2%) and $99 million (5%), respectively, as compared to 2012. The revenue declines were primarily due to reductions in volume and steel pricing in Distribution Services and lower copper prices in Electrical & Plumbing Products. Engineered Components’ pre-tax earnings were $51 million and $159 million during the third quarter and first nine months of 2013, respectively, representing declines of $3 million (7%) and $17 million (10%) from earnings in the comparable 2012 periods. The decline in pre-tax earnings for the first nine months of 2013 reflected reduced margins in the Distribution Services sector, which were attributable to lower sales volumes and steel price reductions. Electrical & Plumbing Products sector pre-tax earnings in the first nine months of 2013 increased slightly over 2012, despite lower revenues. Restructuring actions taken in 2012 and again in the first nine months of 2013 have provided the impetus for improved pre-tax earnings in this sector.

Natural Resources’ revenues were $638 million and $1,903 million in the third quarter and first nine months of 2013, respectively, which represented declines of $22 million (3%) and $73 million (4%), respectively, compared to the third quarter and first nine months of 2012. These declines reflected lower external tank car sales, unusually large prior year projects in the Transportation, Services & Engineered Products and the Engineered Wire & Cable sectors and lower demand from key customers in the Engineered Wire & Cable sector, partially offset by an increase in leasing revenue attributable to higher lease rates and new tank car fleet additions. Natural Resources’ pre-tax earnings were $189 million and $530 million in the third quarter and first nine months of 2013, slightly higher than earnings in the corresponding prior year periods. Earnings in 2013 reflected higher rail leasing rates, new tank car fleet additions, higher margins on specialty and utility cable products and reduced interest expense due to lower debt levels, substantially offset by higher railroad repair costs and the fact that earnings in 2012 benefitted from unusually large projects.

Retail Technologies’ revenues were $551 million and $1,682 million in the third quarter and first nine months of 2013, respectively, which represented a decrease of $6 million (1%) and an increase of $23 million (1%) as compared to 2012 periods. The third quarter revenue decrease is primarily the result of the Retail Home Improvement Products sector’s application of the 80/20 model, which led to reduced exposure to lower margin products. In 2013, the year-to-date revenue increase reflects growth in Highway Technologies’ automotive clutch and heavy duty truck axle products, a significant store fixture display product rollout for a key customer as well as rebounding demand from the largest customer in the Retail Store Fixtures sector and growth in the Water Treatment sector primarily driven by growth in residential products. Retail Technologies’ pre-tax earnings in 2013 were $75 million in the third quarter and $222 million for the first nine months, which represented increases of $12 million (19%) and $24 million (12%), respectively, over the comparable 2012 periods. The pre-tax earnings increases were primarily due to revenue growth in the Highway Technologies, Retail Store Fixtures and Water Treatment sectors, as well as favorable mix and cost savings related to 2012 restructuring actions taken in the Retail Store Fixtures sector.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Manufacturing, Service and Retailing (Continued)

McLane Company (Continued)

McLane’s revenues in the third quarter and first nine months of 2013 were approximately $11.5 billion and $33.7 billion, respectively, representing increases of approximately $2.0 billion (21%) and $7.1 billion (27%), respectively, over revenues in comparable 2012 periods. The increases in revenues in 2013 periods reflected the inclusion of MBM, as well as year-to-date revenue increases ranging from 9% to 13% in the grocery, other foodservice and beverage businesses, which were primarily related to new customers at each of the businesses. McLane’s pre-tax earnings in the third quarter of 2013 declined $4 million (3%) compared to 2012, while earnings for the first nine months of 2013 increased $67 million (22%) over the comparable 2012 period. The increase in year-to-date pre-tax earnings reflected increased revenues, partially offset by slightly lower overall net operating margins, the inclusion of MBM and from a second quarter gain from the sale of McLane’s Brazil-based logistics business.

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

Other manufacturing revenues in the third quarter of 2013 increased $736 million (11%) to $7.5 billion, while revenues for the first nine months of 2013 increased $1.6 billion (8%) to $21.9 billion compared with revenues in the corresponding 2012 periods. Over the first nine months of 2013, Forest River generated a 24% increase in revenues over 2012 due to increased volume and average sales prices. Revenues in 2013 also included the impact of bolt-on business acquisitions in 2012 and 2013 and revenue increases from our building products businesses (10% for the third quarter and 7% for the first nine months).

Pre-tax earnings of our other manufacturing businesses in the third quarter and first nine months of 2013 were $1,046 million and $2,838 million, respectively, representing increases of $125 million (14%) and $100 million (4%), respectively, versus the corresponding 2012 periods. Forest River and our building products businesses as a whole generated higher earnings in 2013 periods. In addition, bolt-on acquisitions in 2012 and 2013 contributed to the increased earnings in 2013. In the third quarter of 2013, our apparel business generated a 15% increase in pre-tax earnings over 2012, while pre-tax earnings in the first nine months of 2013 were essentially unchanged versus 2012. Pre-tax earnings in the third quarter of 2013 of Iscar and Lubrizol increased 5% in the aggregate versus 2012, while pre-tax earnings for the first nine months of 2013 decreased 4% from 2012.

Other service

Our other service businesses include NetJets, the world’s leading provider of fractional ownership programs for general aviation aircraft and FlightSafety, a provider of high technology training to operators of aircraft. Among the other businesses included in this group are: TTI, a leading electronic components distributor; Business Wire, a leading distributor of corporate news, multimedia and regulatory filings; Dairy Queen, which licenses and services a system of over 6,200 stores that offer prepared dairy treats and food; the Buffalo News; the BH Media Group (“BH Media”), which currently includes the Omaha World-Herald, as well as 29 other daily newspapers and numerous other publications; and businesses that provide management and other services to insurance companies.

Revenues of our other service businesses in 2013 were $2,235 million in the third quarter and $6,649 million in the first nine months, representing increases of $194 million (9.5%) and $630 million (10.5%), respectively, over revenues in the corresponding 2012 periods. The year-to-date increases in revenues were driven by increased sales of fractional aircraft shares at NetJets, the impact of business acquisitions in 2012 and 2013 with respect to BH Media and increased sales by TTI.

Pre-tax earnings of $269 million in the third quarter and $802 million in the first nine months of 2013 increased $16 million (6%) and $83 million (11.5%), respectively, compared to the corresponding 2012 periods. The increases in earnings for the third quarter and first nine months of 2013 were primarily attributable to BH Media, FlightSafety and TTI. The increased earnings of BH Media were attributed to bolt-on acquisitions in 2012 and 2013. TTI’s earnings in the third quarter of 2013 increased 19%, due to higher sales and changes in product mix. TTI continues to be impacted by price competition, which pressures overall gross sales margins. The increases in earnings in 2013 at FlightSafety reflected increased training revenues and relatively unchanged operating expenses. During the third quarter of 2013, NetJets recorded higher impairment charges for writedowns of aircraft values which resulted in lower earnings compared to the third quarter of 2012. For the first nine months of 2013, NetJets’ earnings increased 4% as improved flight operations margins, fractional sales margins and reduced net financing costs more than offset the increase in comparative third quarter aircraft value impairment charges.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Manufacturing, Service and Retailing (Continued)

Retailing

Our retailing operations consist of four home furnishings businesses (Nebraska Furniture Mart, R.C. Willey, Star Furniture and Jordan’s), three jewelry businesses (Borsheims, Helzberg and Ben Bridge), See’s Candies, Pampered Chef, a direct seller of high quality kitchen tools and Oriental Trading Company (“OTC”), a direct retailer of party supplies, school supplies and toys and novelties, which we acquired on November 27, 2012. Revenues of our retailing businesses in the third quarter and first nine months of 2013 increased 18% and 17%, respectively, over the third quarter and first nine months of 2012. Pre-tax earnings in the third quarter and first nine months of 2013 of these businesses increased $12 million (33%) and $45 million (30%), respectively, as compared to earnings in the comparable periods in 2012. The comparative increases in revenues and earnings were primarily attributable to the inclusion of OTC and improved comparative results of the home furnishings and jewelry business groups.

Finance and Financial Products

Our finance and financial products businesses include manufactured housing and finance (Clayton Homes), transportation equipment leasing (XTRA), furniture leasing (CORT) as well as various miscellaneous financing activities. A summary of earnings from our finance and financial products businesses follows. Amounts are in millions.

	Third Quarter		First Nine Months
	2013	2012	2013	2012
Manufactured housing and finance	$119	$55	$293	$159
Furniture/transportation equipment leasing	44	39	120	100
Other	90	81	218	268

Pre-tax earnings	253	175	631	527
Income taxes	93	67	227	195

	$160	$108	$404	$332

Clayton Homes’ pre-tax earnings in the third quarter and first nine months of 2013 increased $64 million (116%) and $134 million (84%), respectively, as compared to the same periods in 2012. In 2013, Clayton Homes’ earnings benefitted from lower loan loss provisions and an increase in net interest income, as lower interest expense more than offset reductions in interest income on loan portfolios. In addition, Clayton Homes’ results in 2013 were favorably impacted by a year-to-date 9% increase in units sold. Clayton Homes’ manufactured housing business continues to operate at a competitive disadvantage compared to traditional single family housing markets, which receive significant interest rate subsidies from the U.S. government through government agency insured mortgages. For the most part, these subsidies are not available to factory built homes. Nevertheless, Clayton Homes remains the largest manufactured housing business in the United States and we believe that it will continue to operate profitably, even under the prevailing conditions.

In the first nine months of 2013, pre-tax earnings of CORT and XTRA increased $20 million (20%) versus 2012. The increase reflected increased lease revenues and earnings of XTRA, which benefitted from increases in working units and average rental rates, relatively stable operating expenses and a foreign currency related gain in the second quarter of 2013.

Other earnings in 2013 and 2012 include interest and dividends from a portfolio of fixed maturity and equity investments and our share of the earnings of a commercial mortgage servicing business in which we own a 50% interest. In addition, other earnings includes income from interest rate spreads charged to Clayton Homes on borrowings by a Berkshire financing subsidiary that are used to fund loans to Clayton Homes and guaranty fees charged to NetJets. Corresponding expenses are included in Clayton Homes’ and NetJets’ results. Guaranty fees charged to NetJets for the first nine months were $10 million in 2013 and $26 million in 2012 and interest spreads charged to Clayton Homes for the first nine months were $61 million in 2013 and $70 million in 2012. In 2012, other earnings also included interest income from a relatively small number of long-held commercial real estate loans, which were repaid in full during the third and fourth quarters of 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Investment and Derivative Gains/Losses

A summary of investment and derivative gains and losses and other-than-temporary impairment losses on investments follows. Amounts are in millions.

	Third Quarter		First Nine Months
	2013	2012	2013	2012
Investment gains/losses	$1,857	$917	$2,939	$1,273
Other-than-temporary impairment losses on investments	(143)	—	(228)	(337)
Derivative gains/losses	427	(118)	2,094	(184)

Gains/losses before income taxes and noncontrolling interests	2,141	799	4,805	752
Income taxes and noncontrolling interests	750	278	1,682	263

Net gains/losses	$1,391	$521	$3,123	$489

Pre-tax investment gains/losses in the third quarter and first nine months of 2013 were $1,857 million and $2,939 million, respectively, representing increases of $940 million and $1,666 million over the corresponding 2012 periods. Investment gains in the third quarter and first nine months of 2013 included approximately $1.4 billion and $2.1 billion, respectively, related to our investments in General Electric and Goldman Sachs common stock warrants and Wrigley subordinated notes. Beginning in 2013, the unrealized gains or losses associated with the warrants are included in earnings. During October, the warrants were exercised on a cashless basis in exchange for shares of General Electric and Goldman Sachs common stock with an aggregate value of approximately $2.4 billion.

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

Other-than-temporary impairment (“OTTI”) losses in 2013 and 2012 were related to our investments in Texas Competitive Electric Holdings bonds. As of September 30, 2013, gross unrealized losses on our investments in equity and fixed maturity securities (determined on an individual purchase lot basis) were relatively insignificant. Although we have periodically recorded OTTI losses in earnings in the past, we continue to hold positions in certain of the related securities. In cases where the market values of these investments have increased since the dates the OTTI losses were recorded in earnings, these increases are not reflected in earnings but are instead included in shareholders’ equity as a component of accumulated other comprehensive income. When recorded, OTTI losses have no impact whatsoever on the asset values otherwise recorded in our Consolidated Balance Sheets or on our consolidated shareholders’ equity. In addition, the recognition of such losses in earnings rather than in accumulated other comprehensive income does not necessarily indicate that sales are imminent or planned and sales ultimately may not occur for a number of years. Furthermore, the recognition of OTTI losses does not necessarily indicate that the loss in value of the security is permanent or that the market price of the security will not subsequently increase to and ultimately exceed our original cost.

In 2013, our derivative contracts generated pre-tax gains of $427 million in the third quarter and $2,094 million in the first nine months. In 2013, our equity index put option contracts produced pre-tax gains of $519 million in the third quarter and $2,155 million for the first nine months, reflecting overall higher equity index values, favorable currency movements and modestly higher interest rate assumptions. Our credit default contracts generated pre-tax losses of $128 million and $43 million in the third quarter and first nine months of 2013, respectively, due primarily to increases in estimated liabilities related to municipality/state issues. Our remaining credit default contract exposures associated with corporate issuers expire in December 2013 and we believe our remaining risks are insignificant. Thereafter, our credit default derivative contract exposures will be limited to municipality/state issues.

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

Financial Condition

Our balance sheet continues to reflect significant liquidity and a strong capital base. Our consolidated shareholders’ equity at September 30, 2013 was $208.4 billion, an increase of $20.7 billion since the beginning of the year. Our consolidated shareholders’ equity at September 30, 2013 is net of a reduction of approximately $1.2 billion as a result of acquisitions of noncontrolling interests as discussed below and in Note 18 to the accompanying Consolidated Financial Statements.

Consolidated cash and investments of our insurance and other businesses approximated $192.8 billion at September 30, 2013, including cash and cash equivalents of $35.3 billion. As of September 30, 2013, our insurance subsidiaries held approximately $169.9 billion of invested assets. During the second quarter of 2013, we used cash of approximately $14.5 billion in the aggregate to fund Berkshire’s investments in H.J. Heinz Holding Corporation (“Heinz Holding”) and to acquire certain noncontrolling interests in our subsidiaries. On June 7, 2013, we invested $12.25 billion in Heinz Holding which acquired H.J. Heinz Company. Our investments in Heinz Holding consist of common stock, common stock warrants and preferred stock. Berkshire currently holds 50% of the voting interests in Heinz Holding. On October 1, 2013, we received cash of approximately $5.1 billion in connection with Mars/Wrigley’s repurchase of our investment in Wrigley subordinated notes.

In January 2013, Berkshire issued $2.6 billion of parent company senior unsecured notes with maturities ranging from 2016 to 2043. The proceeds were used to fund the repayment of $2.6 billion of notes that matured in February 2013.

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

Our Board of Directors has authorized Berkshire to repurchase its Class A and Class B common shares at prices no higher than a 20% premium over the book value of the shares. Berkshire may repurchase shares at management’s discretion. The repurchase program is expected to continue indefinitely, but does not obligate Berkshire to repurchase any dollar amount or number of Class A or Class B common shares. Repurchases will not be made if they would reduce Berkshire’s consolidated cash and cash equivalent holdings below $20 billion. Financial strength and redundant liquidity will always be of paramount importance at Berkshire. There were no share repurchases during the first nine months of 2013.

Our railroad, utilities and energy businesses (conducted by BNSF and MidAmerican) maintain very large investments in capital assets (property, plant and equipment) and will regularly make capital expenditures in the normal course of business. In the first nine months of 2013, aggregate capital expenditures of these businesses were $5.7 billion, including $2.9 billion by MidAmerican and $2.8 billion by BNSF. Aggregate capital expenditures by BNSF and MidAmerican of approximately $3.0 billion are forecasted over the remainder of 2013. Future capital expenditures are expected to be funded by cash flows from operations and debt issuances. In the first nine months of 2013, BNSF issued $3.0 billion in new debentures consisting of $1.5 billion of debentures due in 2023 and $1.5 billion of debentures due in 2043. BNSF’s outstanding debt was approximately $17.1 billion as of September 30, 2013. In the first nine months of 2013, MidAmerican and its subsidiaries issued new term debt of approximately $2.5 billion and repaid borrowings of approximately $1.4 billion and its aggregate outstanding borrowings as of September 30, 2013 were approximately $23.0 billion. BNSF and MidAmerican have aggregate debt and capital lease maturities over the remainder of 2013 of about $760 million. Berkshire has committed until February 28, 2014 to provide up to $2 billion of additional capital to MidAmerican to permit the repayment of its debt obligations or to fund its regulated utility subsidiaries. Berkshire does not guarantee the repayment of debt issued by BNSF, MidAmerican or any of their subsidiaries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition (Continued)

On May 29, 2013, MidAmerican announced that it would acquire NV Energy, Inc. (“NV Energy”), an energy holding company serving approximately 1.3 million electric and natural gas customers in Nevada. Under the terms of the agreement, MidAmerican will purchase all outstanding shares of NV Energy’s common stock for $23.75 per share in cash, or approximately $5.6 billion in the aggregate. It is currently anticipated that the purchase price will be funded through a combination of cash provided by MidAmerican’s shareholders ($3.6 billion, of which Berkshire currently expects to provide approximately $3.5 billion) and the issuance by MidAmerican of senior unsecured debt. The NV Energy acquisition is subject to customary closing conditions, including the approval of the transaction by NV Energy’s shareholders, which was granted on September 25, 2013, and the receipt of required state and federal approvals. On October 16, 2013, Marmon announced it would acquire the beverage dispensing and merchandising operations of British engineering company IMI plc for approximately 690 million Euros ($1.1 billion), subject to certain adjustments for the amounts of working capital, cash and debt at the closing date. Both of the acquisitions are expected to be completed in the first quarter of 2014.

Assets of the finance and financial products businesses, which consisted primarily of loans and finance receivables, cash and cash equivalents, fixed maturity investments and equity investments, were approximately $25.8 billion and $25.4 billion as of September 30, 2013 and December 31, 2012, respectively. Liabilities were $19.7 billion as of September 30, 2013 and $22.1 billion as of December 31, 2012. As of September 30, 2013, notes payable and other borrowings of finance and financial products businesses were $12.7 billion and included approximately $11.2 billion of notes issued by Berkshire Hathaway Finance Corporation (“BHFC”). Over the first nine months of 2013, BHFC issued $2.5 billion aggregate of new senior notes and repaid $2.5 billion of maturing senior notes. In October 2013, an additional $950 million of BHFC debt matured and was refinanced with a corresponding amount of new debt. We currently intend to issue additional new debt through BHFC to replace some or all of its upcoming debt maturities. The proceeds from the BHFC notes are used to finance originated loans and acquired loans of Clayton Homes. The full and timely payment of principal and interest on the BHFC notes is guaranteed by Berkshire.

As described in Note 12 to the Consolidated Financial Statements, we are party to several equity index put option and credit default contracts. With limited exception, these contracts contain no collateral posting requirements under any circumstances, including changes in either the fair value or intrinsic value of the contracts or a downgrade in Berkshire’s credit ratings. Substantially all of these contracts were entered into prior to December 31, 2008. At September 30, 2013, the net liabilities recorded for such contracts were approximately $5.8 billion and we had no collateral posting requirements.

We regularly access the credit markets, particularly through our railroad, utilities and energy and finance and financial products businesses. Restricted access to credit markets at affordable rates in the future could have a significant negative impact on our operations.

On July 21, 2010, President Obama signed into law financial regulatory reform legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”). The Reform Act reshapes financial regulations in the United States by creating new regulators, regulating new markets and market participants and providing new enforcement powers to regulators. Virtually all major areas of the Reform Act are subject to extensive rulemaking proceedings being conducted both jointly and independently by multiple regulatory agencies, some of which have been completed and others that are expected to be finalized during the next several months. Although the Reform Act may adversely affect some of our business activities, it is not currently expected to have a material impact on our consolidated financial results or financial condition.

Contractual Obligations

We are party to contracts associated with ongoing business and financing activities, which will result in cash payments to counterparties in future periods. Certain obligations reflected in our Consolidated Balance Sheets, such as notes payable, require future payments on contractually specified dates and in fixed and determinable amounts. The timing and/or amount of the payment of other obligations, such as losses arising from unpaid property and casualty loss insurance contracts and credit default and equity index put option derivatives contracts, are contingent upon the outcome of future events. Actual payments will likely vary, perhaps significantly, from the liability estimates currently recorded in the Consolidated Balance Sheet. Other obligations pertain to the acquisition of goods or services in the future, which are not currently reflected in the financial statements, such as minimum rentals under operating leases. Our contractual obligations as of September 30, 2013 were, in the aggregate, not materially different from those disclosed in the “Contractual Obligations” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2012. Reference is also made to Notes 14 and 18 to the accompanying Consolidated Financial Statements.

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

Our Consolidated Balance Sheet as of September 30, 2013 includes estimated liabilities for unpaid losses from property and casualty insurance and reinsurance contracts of $64.8 billion. Due to the inherent uncertainties in the process of establishing loss reserve amounts, the actual ultimate claim amounts will likely differ from the currently recorded amounts. A small percentage change in estimates of this magnitude may result in a material effect on reported earnings. The effects from changes in these estimates are recorded as a component of losses incurred in the period of the change.

Our Consolidated Balance Sheet as of September 30, 2013 includes goodwill of acquired businesses of $54.7 billion. We evaluate goodwill for impairment at least annually and conducted our most recent annual review during the fourth quarter of 2012. Although we believe that the goodwill reflected in the Consolidated Balance Sheet as of September 30, 2013 is not impaired, goodwill may subsequently become impaired as a result of changes in facts and circumstances affecting the valuation of the reporting unit. A goodwill impairment charge could have a material effect on periodic net earnings.

Our Consolidated Balance Sheets include significant amounts of derivative contract liabilities that are measured at fair value. As of September 30, 2013, our most significant derivative contract exposures relate to equity index put option contracts written between 2004 and 2008. These contracts were entered into in over-the-counter markets and certain elements in the terms and conditions of such contracts are not standard. In particular, we are not required to post collateral under most of our contracts. Furthermore, there is no source of independent data available to us showing trading volume and actual prices of completed transactions. As a result, the values of these liabilities are based on valuation models that are believed to be used by market participants. Such models or other valuation techniques may use inputs that are observable in the marketplace, while others are unobservable. Unobservable inputs require us to make certain projections and assumptions about the information that would be used by market participants in establishing prices. Changes in assumptions may have a significant effect on values.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Berkshire’s most recently issued Annual Report and in particular the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of September 30, 2013, there were no material changes in the types or nature of the market risks described in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

In 2011, Berkshire’s Board of Directors (“Berkshire’s Board”) approved a common stock repurchase program. Under the program, as amended in December 2012, Berkshire may repurchase its Class A and Class B shares at prices no higher than a 20% premium over the book value of the shares. Berkshire may repurchase shares in the open market or through privately negotiated transactions. Berkshire’s Board authorization does not specify a maximum number of shares to be purchased. However, repurchases will not be made if they would reduce Berkshire’s consolidated cash equivalent holdings below $20 billion. The repurchase program is expected to continue indefinitely and the amount of purchases will depend entirely upon the level of cash available, the attractiveness of investment and business opportunities either at hand or on the horizon, and the degree of discount of the market price from management’s estimate of intrinsic value. The repurchase program does not obligate Berkshire to repurchase any dollar amount or number of Class A or Class B shares. There were no share repurchases in the first nine months of 2013.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Information regarding the Company’s mine safety violations and other legal matters disclosed in accordance with Section  1503(a) of the Dodd-Frank Reform Act is included in Exhibit 95 to this Form 10-Q.

Item 5. Other Information

None

Part II Other Information (Continued)

Item 6. Exhibits

a. Exhibits

12	Calculation of Ratio of Consolidated Earnings to Consolidated Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications

95	Mine Safety Disclosures

101

The following financial information from Berkshire Hathaway Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) the Consolidated Statements of Earnings for each of the three-month and nine-month periods ended September 30, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income for each of the three-month and nine-month periods ended September 30, 2013 and 2012, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for each of the nine-month periods ended September 30, 2013 and 2012, (v) the Consolidated Statements of Cash Flows for each of the nine-month periods ended September 30, 2013 and 2012, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC.
(Registrant)

Date: November 1, 2013	/S/ MARC D. HAMBURG
(Signature) Marc D. Hamburg, Senior Vice President and Principal Financial Officer