Form 10-K
period 2013-12-31
BERKSHIRE HATHAWAY INC
filed 2014-03-03
CIK 1067983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2013: $205,145,000,000*

Indicate number of shares outstanding of each of the Registrant’s classes of common stock:

February 18, 2014—Class A common stock, $5 par value	857,911 shares
February 18, 2014—Class B common stock, $0.0033 par value	1,179,141,327 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated In
Proxy Statement for Registrant’s Annual Meeting to be held May 3, 2014	Part III

*	This aggregate value is computed at the last sale price of the common stock on June 30, 2013. It does not include the value of Class A common stock (367,832 shares) and Class B common stock (84,449,183 shares) held by Directors and Executive Officers of the Registrant and members of their immediate families, some of whom may not constitute “affiliates” for purpose of the Securities Exchange Act of 1934.

Part I

Item 1.	Business

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

Berkshire and its consolidated subsidiaries employ approximately 302,000 persons world-wide, of which 25 are located at the corporate headquarters.

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

Reinsurance contracts are normally classified as treaty or facultative contracts. Treaty reinsurance refers to reinsurance coverage for all or a portion of a specified class of risks ceded by the primary insurer, while facultative reinsurance involves coverage of specific individual risks. Reinsurance contracts are further classified as quota-share or excess. Under quota-share (proportional or pro-rata) reinsurance, the reinsurer shares proportionally in the original premiums, losses and expenses of the primary insurer or reinsurer. Excess (or non-proportional) reinsurance provides for the indemnification of the primary insurer or reinsurer for all or a portion of the loss in excess of an agreed upon amount or “retention.” Both quota-share and excess reinsurance contracts may provide for aggregate limits of indemnification.

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

Insurers may market, sell and service insurance policies in the states where they are licensed. These insurers are referred to as admitted insurers. Admitted insurers are generally required to obtain regulatory approval of their policy forms and premium rates. Non-admitted insurance markets have developed to provide insurance that is otherwise unavailable from the admitted insurance markets of a state. Non-admitted insurance, often referred to as “excess and surplus” lines, is procured by either state-licensed surplus lines brokers who place risks with insurers not licensed in that state or by the insured party’s direct procurement from non-admitted insurers. Non-admitted insurance is subject to considerably less regulation with respect to policy rates and forms. Reinsurers are normally not required to obtain regulatory approval of premium rates and policy forms.

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

Berkshire’s insurance companies maintain capital strength at exceptionally high levels. This strength differentiates Berkshire’s insurance companies from their competitors. Collectively, the aggregate statutory surplus of Berkshire’s U.S. based insurers was approximately $129 billion at December 31, 2013. All of Berkshire’s major insurance subsidiaries are rated AA+ by Standard & Poor’s and A++ (superior) by A.M. Best with respect to their financial condition and operating performance.

The Terrorism Risk Insurance Act of 2002 established within the Department of the Treasury a Terrorism Insurance Program (“Program”) for commercial property and casualty insurers by providing federal reinsurance of insured terrorism losses. The Program currently extends to December 31, 2014 through other Acts, most recently the Terrorism Risk Insurance Program Reauthorization Act of 2007. Hereinafter these Acts are collectively referred to as TRIA. Under TRIA, the Department of the Treasury is charged with certifying “acts of terrorism.” Coverage under TRIA occurs when the industry insured loss for a certified event exceeds $100 million. To be eligible for federal reinsurance, insurers must make available insurance coverage for acts of terrorism, by providing policyholders with clear and conspicuous notice of the amount of premium that will be charged for this coverage and of the federal share of any insured losses resulting from any act of terrorism. Assumed reinsurance is specifically excluded from TRIA participation. TRIA currently also excludes certain forms of direct insurance (such as commercial auto, burglary, theft, surety and certain professional liability lines). Reinsurers are not required to offer terrorism coverage and are not eligible for federal reinsurance of terrorism losses.

In the event of a certified act of terrorism, the federal government will reimburse insurers (conditioned on their satisfaction of policyholder notification requirements) for 85% of their insured losses in excess of an insurance group’s deductible. Under the Program currently in effect, the deductible is 20% of the aggregate direct subject earned premium for relevant commercial lines of business in the immediately preceding calendar year. The aggregate deductible in 2014 for Berkshire’s consolidated insurance and reinsurance businesses will be approximately $575 million. There is also an aggregate limit of $100 billion on the amount of the federal government coverage for each TRIA year. It is not currently known whether TRIA will be extended beyond 2014.

Regulation of the insurance industry outside of the United States is subject to the differing laws and regulations of each country in which an insurer has operations or writes premiums. Some jurisdictions impose complex regulatory requirements on insurance businesses while other jurisdictions impose fewer requirements. In certain foreign countries, reinsurers are required to be licensed by governmental authorities. These licenses may be subject to modification, suspension or revocation dependent on such factors as amount and types of insurance liabilities and minimum capital and solvency tests. The violation of regulatory requirements may result in fines, censures and/or criminal sanctions in various jurisdictions. Berkshire subsidiaries have historically provided insuring capacity to insurance syndicates at Lloyd’s of London. Such capacity entitles the Berkshire subsidiaries to a share of the risks and rewards of the activities of the syndicates in proportion to the amount of capacity provided. This business is subject to regulation by the United Kingdom’s Prudential Regulation Authority which maintains comprehensive rules and regulations covering the legal, financial and operating activities of managing agents and syndicates.

Berkshire’s insurance underwriting operations are comprised of the following sub-groups: (1) GEICO and its subsidiaries, (2) General Re and its subsidiaries, (3) Berkshire Hathaway Reinsurance Group and (4) Berkshire Hathaway Primary Group. Except for certain retroactive reinsurance products that generate significant amounts of up-front premiums along with estimated claims expected to be paid over very long periods of time creating “float” (see Investments section below), Berkshire expects to achieve a net underwriting profit over time and will reject inadequately priced risks. Underwriting profit is earned premiums less associated incurred losses, loss adjustment expenses and underwriting and policy acquisition expenses. Underwriting profit does not include investment income earned from investments. Berkshire’s insurance subsidiaries employ approximately 36,000 persons in the aggregate. Additional information related to each of Berkshire’s four underwriting groups follows.

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

As a result of an aggressive advertising campaign and competitive rates, voluntary policies-in-force have increased about 40% over the past five years. GEICO was the third largest private passenger auto insurer in the United States in terms of premium volume in 2012. According to A.M. Best data for 2012, the five largest automobile insurers have a combined market share of 52%, with GEICO’s market share being approximately 9.7%. Since the publication of that data, management believes that GEICO’s current market share has grown to approximately 10.4% and that it is now the second largest private passenger auto insurer in the United States. Seasonal variations in GEICO’s insurance business are not significant. However, extraordinary weather conditions or other factors may have a significant effect upon the frequency or severity of automobile claims.

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

General Re—General Re Corporation (“General Re”) is the holding company of General Reinsurance Corporation (“GRC”) and its subsidiaries and affiliates. GRC’s subsidiaries include General Reinsurance AG, a major international reinsurer based in Germany. General Re subsidiaries currently conduct business activities globally in 51 cities and provide insurance and reinsurance coverages throughout the world. General Re provides property/casualty insurance and reinsurance, life/health reinsurance and other reinsurance intermediary and risk management services, underwriting management and investment management services. General Re is one of the largest reinsurers in the world based on premium volume and shareholder capital.

Property/Casualty Reinsurance

General Re’s property/casualty reinsurance business in North America is conducted through GRC domiciled in Delaware and licensed in the District of Columbia and all states but Hawaii where it is an accredited reinsurer. Property/casualty operations in North America are headquartered in Stamford, Connecticut, and are also conducted through 16 branch offices in the U.S. and Canada. Reinsurance activities are marketed directly to clients without involving a broker or intermediary. Coverages are written primarily on an excess basis and under treaty and facultative contracts. In 2013, approximately 35% of net written premiums in North America related to casualty reinsurance coverages and 46% related to property reinsurance coverages.

General Re’s property/casualty business in North America also includes a few smaller specialty insurers (primarily the General Star and Genesis companies domiciled in Delaware and Connecticut.) These specialty insurers underwrite primarily liability and workers’ compensation coverages on an excess and surplus basis and excess insurance for self-insured programs. In 2013, the specialty insurers represented approximately 19% of General Re’s North American property/casualty net written premiums.

General Re’s international property/casualty reinsurance business operations are conducted through internationally-based subsidiaries on a direct basis (via General Reinsurance AG as well as several other General Re subsidiaries and branches in 23 countries) and through brokers (primarily via Faraday, which owns the managing agent of Syndicate 435 at Lloyd’s of London and provides capacity and participates in 100% of the results of Syndicate 435). Coverages are written on both a quota-share and excess basis for multiple lines of property, aviation and casualty reinsurance coverage. In 2013, international-based property/casualty operations principally wrote direct reinsurance in the form of treaties with lesser amounts written on a facultative basis.

Life/Health Reinsurance

General Re’s North American and international life, health, long-term care and disability reinsurance coverages are written on an individual and group basis. Most of this business is written on a proportional treaty basis, with the exception of the U.S. group health and disability business which is predominately written on an excess treaty basis. Lesser amounts of life and disability business are written on a facultative basis. The life/health business is marketed on a direct basis. In 2013, approximately 42% of life/health net premiums were written in the United States, 25% in Western Europe and the remaining 33% throughout the rest of the world.

Berkshire Hathaway Reinsurance Group—The Berkshire Hathaway Reinsurance Group (“BHRG”) operates from offices located in Stamford, Connecticut. Business activities are conducted through a group of subsidiary companies, led by National Indemnity Company (“NICO”) and Columbia Insurance Company (“Columbia”). BHRG provides principally excess and quota-share reinsurance to other property and casualty insurers and reinsurers. BHRG also offers life reinsurance and annuity contracts through Berkshire Hathaway Life Insurance Company of Nebraska (“BHLN”) and financial guaranty insurance through Berkshire Hathaway Assurance Corporation.

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

BHRG writes catastrophe excess-of-loss treaty reinsurance contracts. BHRG also writes individual policies for primarily large or otherwise unusual discrete risks on both an excess direct and facultative reinsurance basis, referred to as “individual risk,” which includes policies covering terrorism, natural catastrophe and aviation risks. A catastrophe excess-of-loss policy provides protection to the counterparty from the accumulation of primarily property losses arising from a single loss event or series of related events. Catastrophe and individual risk policies may provide significant amounts of indemnification per contract and a single loss event may produce losses under a number of contracts. As a result, catastrophe and individual risk business can produce extremely volatile periodic underwriting results. The extraordinary financial strength of NICO and Columbia are believed to be the primary reasons why BHRG has become a major provider of such coverages.

BHRG periodically assumes risks under retroactive reinsurance contracts. Retroactive reinsurance contracts afford protection to ceding companies against the adverse development of claims arising under policies issued in prior years. Coverage under such contracts is provided on an excess basis or immediately with respect to losses payable after the inception of the contract. Coverage provided is normally subject to a large aggregate limit of indemnification. Significant amounts of asbestos, environmental and latent injury claims may arise under the contracts. Under certain contracts, the limits of indemnification provided are exceptionally large. In 2007, an agreement became effective between NICO and Equitas, a London based entity established to reinsure and manage the 1992 and prior years’ non-life liabilities of the Names or Underwriters at Lloyd’s of London. Under the agreement NICO provides up to $7 billion of new reinsurance to Equitas. In 2009, NICO agreed to provide up to 5 billion Swiss Francs of aggregate excess retroactive protection to Swiss Reinsurance Company Ltd. and its affiliates (“Swiss Re”). In 2010, NICO entered into a reinsurance agreement with Continental Casualty Company, a subsidiary of CNA Financial Corporation (“CNA”), and several of CNA’s other insurance subsidiaries (collectively the “CNA Companies”) under which NICO assumed the asbestos and environmental pollution liabilities of the CNA Companies subject to a maximum limit of indemnification of $4 billion. In 2011, NICO entered into a contract with Eaglestone Reinsurance Company, a subsidiary of American International Group, Inc. (“AIG”). Under the contract, NICO agreed to reinsure the bulk of AIG’s U.S. asbestos liabilities up to a maximum limit of indemnification of $3.5 billion.

In BHRG’s retroactive reinsurance business, the concept of time-value-of-money is an important element in establishing prices and contract terms, since the payment of losses under the insurance contracts are often expected to occur over lengthy periods of time. Losses payable under the contracts are normally expected to exceed premiums and therefore, produce underwriting losses. This business is accepted, in part, because of the large amounts of policyholder funds (“float”) generated for investment, the economic benefit of which will be reflected through investment results in future periods.

BHRG also underwrites traditional non-catastrophe insurance and reinsurance coverages, referred to as multi-line property/casualty business and beginning on January 1, 2008, it included a five-year 20% quota-share of property and casualty business underwritten by Swiss Re and its major property/casualty affiliates. This contract expired with respect to business incepting after December 31, 2012 and is now in run-off.

For many years, BHLN has offered annuity insurance and reinsurance products, in which it usually receives an upfront premium and makes a stream of annuity payments in the future. In 2010, BHLN entered into a life reinsurance contract with Swiss Re Life & Health America Inc. (“SRLHA”), a subsidiary of Swiss Re. Under the agreement, BHLN assumed the liabilities and subsequent renewal premiums associated with a closed block of yearly renewable term reinsurance business. The agreement, as amended in 2013, is expected to remain in-force for several decades. At the end of 2010, BHLN also acquired the life reinsurance business of Sun Life Assurance Company of Canada.

In the first quarter of 2013, BHRG reinsured certain guaranteed minimum death benefit coverages on a portfolio of variable annuity reinsurance contracts that have been in run-off for a number of years under a 100% coinsurance reinsurance treaty with Connecticut General Life Insurance Company (“CGLIC”). The CGLIC contract will remain in force until the natural expiry of the underlying business, subject to an aggregate limit of indemnification of $3.82 billion.

Berkshire Hathaway Primary Group—The Berkshire Hathaway Primary Group (“BH Primary”) is a collection of independently managed primary insurance operations that provide a wide variety of insurance coverages to policyholders located principally in the United States. These various operations are discussed below.

NICO and certain affiliates (referred to as the National Indemnity Primary Group) underwrite motor vehicle and general liability insurance to commercial enterprises on both an admitted and excess and surplus basis. This business is written nationwide primarily through insurance agents and brokers and is based in Omaha, Nebraska.

A collection of insurance companies referred to internally as the “Berkshire Hathaway Homestate Companies” (“BHHC”) primarily offer standalone workers’ compensation, commercial auto and commercial property coverages. Over the past five years, BHHC has developed a national reach, with the ability to provide first dollar and small to mid-range deductible workers’ compensation coverage to employers in all states, except those where coverage is available only through state operated workers compensation funds. As a result, the volume of workers’ compensation business written over that period has grown significantly. BHHC serves a diverse client base. BHHC’s business is generated primarily through independent agents and BHHC employees adjust substantially all of related claims.

Medical Protective Corporation (“MedPro”) offers products and solutions through its subsidiaries (The Medical Protective Company and Princeton Insurance Company, which was acquired at the end of 2011) and is a national leader in providing healthcare malpractice insurance coverage and risk solutions for physicians, dentists, hospitals and health systems, as well as other healthcare facilities and healthcare providers. MedPro has provided insurance coverage to protect healthcare providers against losses since 1899. MedPro’s insurance policies are distributed primarily through a nationwide network of appointed agents and brokers. MedPro offers strong claims handling and administration, risk management solutions, and a wide range of insurance coverage features though a team of experienced professional employees.

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

Applied Underwriters, Inc. (“Applied”) is a leading provider of payroll and insurance services to small and mid-sized employers. Applied, through its subsidiaries principally markets SolutionOne®, a product that bundles workers’ compensation and other employment related insurance coverages and business services into a seamless package that is designed to reduce the risks and remove the burden of administrative and regulatory requirements faced by small to mid-sized employers. Applied also markets EquityComp® which is a workers’ compensation–only product targeted to medium sized employers with a profit sharing component.

In the fourth quarter of 2012, NICO acquired Clal U.S. Holdings, which owns GUARD Insurance Group (“GUARD”). GUARD is based in Wilkes-Barre, Pennsylvania and through four insurance subsidiaries provides commercial property and casualty insurance coverage to small- and mid-sized businesses.

In 2007, Berkshire acquired Boat America Corporation, which owns Seaworthy Insurance Company and controls the Boat Owners Association of the United States (collectively “BoatU.S.”). BoatU.S. provides insurance, safety and other services to recreational watercraft owners and enthusiasts. Central States Indemnity Company of Omaha, located in Omaha, Nebraska, historically provided credit and income protection insurance and related services to credit and debit card holders nationwide and recently began writing Medicare Supplement insurance.

Berkshire Hathaway Specialty Insurance (“BHSI”) was formed in April 2013 with the goal of providing customers with tailored solutions for large and complex risks ranging from natural catastrophes, to securities litigation, to construction liabilities. BHSI currently provides primary and excess commercial property, casualty, healthcare professional liability, executive and professional lines insurance and related programs. To date, BHSI’s business has principally been written on an excess & surplus lines basis in the U.S. market. Eventually, BHSI also plans to write policies on an admitted basis. BHSI has established a home office in Boston and regional underwriting offices in Atlanta, Chicago, Los Angeles and New York. BHSI expects to write business through wholesale and retail insurance brokers, as well as managing general agents. The type and volume of business written by BHSI will depend on prevailing premium rates and coverage terms that are deemed acceptable by its management.

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

The table below presents the development of Berkshire’s net unpaid losses for property/casualty contracts from 2003 through 2012 and net unpaid loss data as of December 31, 2013. Data in the table related to acquisitions is included from the acquisition date forward. Berkshire’s management believes that the liabilities established as of December 31, 2013 are reasonable and adequate. However, due to the inherent uncertainties in the reserving process, it cannot be assured that such balances will ultimately prove to be adequate. Dollar amounts are in millions.

	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
Unpaid losses per Consolidated Balance Sheet	$45,393	$45,219	$48,034	$47,612	$56,002	$56,620	$59,416	$60,075	$63,819	$64,160	$64,866
Reserve discounts	2,435	2,611	2,798	2,793	2,732	2,616	2,473	2,269	2,130	1,990	1,866

Unpaid losses before discounts	47,828	47,830	50,832	50,405	58,734	59,236	61,889	62,344	65,949	66,150	66,732
Ceded losses	(2,597)	(2,405)	(2,812)	(2,869)	(3,139)	(3,210)	(2,922)	(2,735)	(2,953)	(2,925)	(3,055)

Net unpaid losses	45,231	45,425	48,020	47,536	55,595	56,026	58,967	59,609	62,996	63,225	63,677
Reserve discounts	(2,435)	(2,611)	(2,798)	(2,793)	(2,732)	(2,616)	(2,473)	(2,269)	(2,130)	(1,990)	(1,866)
Deferred charges	(3,087)	(2,727)	(2,388)	(1,964)	(3,987)	(3,923)	(3,957)	(3,810)	(4,139)	(4,019)	(4,359)

Net unpaid losses, net of discounts/deferred charges	$39,709	$40,087	$42,834	$42,779	$48,876	$49,487	$52,537	$53,530	$56,727	$57,216	$57,452

Liability re-estimated:
1 year later	$40,618	$39,002	$42,723	$41,811	$47,288	$48,836	$49,955	$51,228	$54,787	$55,557
2 years later	39,723	39,456	42,468	40,456	46,916	47,293	47,636	49,960	53,600
3 years later	40,916	39,608	41,645	40,350	45,902	45,675	46,793	49,143
4 years later	41,418	38,971	41,676	39,198	44,665	45,337	46,099
5 years later	40,891	39,317	40,884	38,003	44,618	44,914
6 years later	41,458	38,804	39,888	37,946	44,406
7 years later	41,061	38,060	40,008	37,631
8 years later	40,412	38,280	39,796
9 years later	40,700	38,189
10 years later	40,778
Cumulative deficiency (redundancy)	1,069	(1,898)	(3,038)	(5,148)	(4,470)	(4,537)	(6,438)	(4,387)	(3,127)	(1,659)
Cumulative foreign exchange effect*	(248)	177	(366)	102	533	(57)	143	(211)	(287)	(93)

Net deficiency (redundancy)	$821	$(1,721)	$(3,404)	$(5,046)	$(3,937)	$(4,630)	$(6,295)	$(4,598)	$(3,414)	$(1,752)
Deferred charge changes and reserve discounts	2,675	2,452	2,317	1,879	1,990	1,826	1,716	985	542	186

Deficiency (redundancy) before deferred charges and reserve discounts	$(1,854)	$(4,173)	$(5,721)	$(6,925)	$(5,927)	$(6,456)	$(8,011)	$(5,583)	$(3,956)	$(1,938)

Cumulative payments:
1 year later	$8,828	$7,793	$9,345	$8,865	$8,486	$8,315	$9,191	$8,854	$10,628	$10,978
2 years later	13,462	12,666	15,228	13,581	13,394	13,999	14,265	14,593	17,260
3 years later	17,429	16,463	18,689	16,634	17,557	16,900	17,952	18,300
4 years later	20,494	18,921	20,890	19,724	19,608	19,478	20,907
5 years later	22,517	20,650	23,507	21,143	21,660	21,786
6 years later	24,070	22,865	24,935	22,678	23,595
7 years later	26,300	24,232	26,266	23,892
8 years later	27,292	25,430	26,928
9 years later	28,414	26,624
10 years later	29,559

*	The amounts of re-estimated liabilities in the table above related to these operations are based on the applicable foreign currency exchange rates as of the end of the re-estimation period. The cumulative foreign exchange effect represents the cumulative effect of changes in foreign exchange rates from the original balance sheet date to the end of the re-estimation period.

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

The second section of the table shows the re-estimated net unpaid losses, including the impact of changes in related reserve discounts and deferred charges, based on experience as of the end of each succeeding year. The re-estimated amount also reflects the effect of loss payments and re-estimation of remaining unpaid liabilities. The line labeled “cumulative deficiency (redundancy)” represents the aggregate increase (decrease) in the initial estimates from the original balance sheet date through December 31, 2013. These amounts have been reported in earnings over time as components of losses and loss adjustment expenses and include accumulated reserve discount accretion and deferred charge amortization. Due to the significance of the deferred charges and reserve discounts, the cumulative changes in such balances which are included in the cumulative deficiency/redundancy amounts are also provided.

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

Investments—Invested assets of insurance businesses derive from shareholder capital as well as funds provided from policyholders through insurance and reinsurance business (“float”). Float is an approximation of the amount of net policyholder funds available for investment. That term denotes the sum of unpaid losses and loss adjustment expenses, life, annuity and health benefit liabilities, unearned premiums and other policyholder liabilities less the aggregate amount of premium balances receivable, losses recoverable from reinsurance ceded, deferred policy acquisition costs, deferred charges on reinsurance contracts and related deferred income taxes. On a consolidated basis, the amount of float has grown from approximately $58 billion at the end of 2008 to approximately $77 billion at the end of 2013, primarily through internal growth. BHRG and General Re accounted for approximately 74% of the consolidated float as of December 31, 2013. Equally important as the amount of the float is its cost, represented by Berkshire’s periodic net underwriting gain or loss. The increases in the amount of float plus the substantial amounts of shareholder capital devoted to insurance and reinsurance activities have generated meaningful increases in the levels of investments and investment income over the past five years.

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

Railroad Business

On February 12, 2010, Berkshire completed its acquisition of Burlington Northern Santa Fe Corporation through the merger of a wholly-owned merger subsidiary and Burlington Northern Santa Fe Corporation. The merger subsidiary was the surviving entity and was renamed Burlington Northern Santa Fe, LLC (“BNSF”). BNSF is based in Fort Worth, Texas, and through BNSF Railway Company operates one of the largest railroad systems in North America. BNSF had about 43,000 employees at the end of 2013. BNSF Railway operates one of the largest railroad networks in North America with approximately 32,500 route miles of track (excluding multiple main tracks, yard tracks and sidings) in 28 states and two Canadian provinces. BNSF Railway owns approximately 23,000 route miles, including easements, and operates on approximately 9,500 route miles of trackage rights that permit BNSF Railway to operate its trains with its crews over other railroads’ tracks. As of December 31, 2013, the total BNSF Railway system, including single and multiple main tracks, yard tracks and sidings, consisted of approximately 51,000 operated miles of track, all of which are owned by or held under easement by BNSF Railway except for approximately 10,500 miles operated under trackage rights.

In serving the Midwest, Pacific Northwest, Western, Southwestern and Southeastern regions and ports of the country, BNSF transports a range of products and commodities derived from manufacturing, agricultural and natural resource industries. Over half of the freight revenues of BNSF are covered by contractual agreements of varying durations, while the balance is subject to common carrier published prices or quotations offered by BNSF. BNSF’s financial performance is influenced by, among other things, general and industry economic conditions at the international, national and regional levels. BNSF’s primary routes, including trackage rights, allow it to access major cities and ports in the western and southern United States as well as parts of Canada and Mexico. In addition to major cities and ports, BNSF efficiently serves many smaller markets by working closely with approximately 200 shortline partners. BNSF has also entered into marketing agreements with other rail carriers, expanding the marketing reach for each railroad and their customers. For the year ending December 31, 2013, approximately 33% of freight revenues were derived from consumer products, 27% from industrial products, 23% from coal and 17% from agricultural products.

Regulatory Matters

BNSF is subject to federal, state and local laws and regulations generally applicable to all of its businesses. Rail operations are subject to the regulatory jurisdiction of the Surface Transportation Board (“STB”) of the United States Department of Transportation (“DOT”), the Federal Railroad Administration of the DOT, the Occupational Safety and Health Administration (“OSHA”), as well as other federal, state and Canadian regulatory agencies. The STB has jurisdiction over disputes and complaints involving certain rates, routes and services, the sale or abandonment of rail lines, applications for line extensions and construction and consolidation or merger with, or acquisition of control of rail common carriers. The outcome of STB proceedings can affect the profitability of BNSF’s business.

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

As railroads streamline, rationalize and otherwise enhance their franchises, competition among rail carriers intensifies. BNSF’s primary rail competitor in the Western region of the United States is the Union Pacific Railroad Company. Other Class I railroads and numerous regional railroads and motor carriers also operate in parts of the same territories served by BNSF. Based on weekly reporting by the Association of American Railroads, BNSF’s share of the western United States rail traffic in 2013 was approximately 49.5 percent.

Utilities and Energy Businesses

Berkshire currently owns an 89.8% voting common stock interest in MidAmerican Energy Holdings Company (“MidAmerican”), an international energy company with subsidiaries that generate, transmit, store, distribute and supply energy. MidAmerican’s businesses are managed as separate operating units. MidAmerican’s domestic regulated energy interests are currently comprised of four regulated utility companies serving approximately 4.5 million retail customers, two interstate natural gas pipeline companies with approximately 16,400 miles of pipeline and a design capacity of approximately 7.7 billion cubic feet of natural gas per day and a 50% interest in electricity transmission businesses. Its Great Britain electricity distribution subsidiaries serve about 3.9 million electricity end-users. In addition, MidAmerican’s interests include a diversified portfolio of domestic independent power projects, a hydroelectric facility in the Philippines, the second-largest residential real estate brokerage firm in the United States, and the second-largest residential real estate brokerage franchise network in the United States. MidAmerican employs approximately 19,700 persons in connection with its various operations.

General Matters

PacifiCorp is a regulated electric utility company headquartered in Oregon, serving electric customers in portions of Utah, Oregon, Wyoming, Washington, Idaho and California. The combined service territory’s diverse regional economy ranges from rural, agricultural and mining areas to urban, manufacturing and government service centers. No single segment of the economy dominates the service territory, which helps mitigate PacifiCorp’s exposure to economic fluctuations. In addition to retail sales, PacifiCorp sells electricity on a wholesale basis.

MidAmerican Energy Company (“MEC”) is a regulated electric and natural gas utility company headquartered in Iowa, serving electric and natural gas customers primarily in Iowa and also in portions of Illinois, South Dakota and Nebraska. MEC has a diverse customer base consisting of urban and rural residential customers and a variety of commercial and industrial customers. In addition to retail sales and natural gas transportation, MEC sells electricity principally to markets operated by regional transmission organizations and regulated natural gas on a wholesale basis and sells electricity and natural gas services in deregulated markets.

NV Energy, Inc. (“NV Energy”), acquired by MidAmerican on December 19, 2013, is an energy holding company headquartered in Nevada, primarily consisting of two regulated utility subsidiaries, Nevada Power Company (“Nevada Power”) and Sierra Pacific Power Company (“Sierra Pacific”) (collectively, the “Nevada Utilities”). Nevada Power serves electric customers in southern Nevada and Sierra Pacific serves electric and natural gas customers in northern Nevada. The Nevada Utilities’ combined service territory’s economy includes gaming, mining, recreation, warehousing, manufacturing and governmental. In addition to retail sales, the Nevada Utilities sell electricity on a wholesale basis.

As vertically integrated utilities, MidAmerican’s domestic utilities own approximately 24,000 net MW of generation capacity. There are seasonal variations in these businesses that are principally related to the use of electricity for air conditioning and natural gas for heating. Typically, regulated electric revenues are higher in the summer months, while regulated natural gas revenues are higher in the winter months.

The natural gas pipelines consist of Northern Natural Gas Company (“Northern Natural”) and Kern River Gas Transmission Company (“Kern River”). Northern Natural is based in Nebraska and owns the largest interstate natural gas pipeline system in the United States, as measured by pipeline miles, reaching from southern Texas to Michigan’s Upper Peninsula. Northern Natural’s pipeline system consists of approximately 14,700 miles of natural gas pipelines. Northern Natural’s extensive pipeline system, which is interconnected with many interstate and intrastate pipelines in the national grid system, has access to supplies from multiple major supply basins and provides transportation services to utilities and numerous other customers. Northern Natural also operates three underground natural gas storage facilities and two liquefied natural gas storage peaking units. Northern Natural’s pipeline system experiences significant seasonal swings in demand and revenue, with the highest demand typically occurring during the months of November through March.

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

The Great Britain utilities consist of Northern Powergrid (Northeast) Limited (“Northern Powergrid (Northeast)”) and Northern Powergrid (Yorkshire) plc (“Northern Powergrid (Yorkshire)”), which own a substantial electricity distribution network that delivers electricity to end-users in northeast England in an area covering approximately 10,000 square miles. The distribution companies primarily charge supply companies regulated tariffs for the use of electrical infrastructure.

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

Regulatory Matters

PacifiCorp, MEC and the Nevada Utilities are subject to comprehensive regulation by various federal, state and local agencies. The Federal Energy Regulatory Commission (“FERC”) is an independent agency with broad authority to implement provisions of the Federal Power Act, the Natural Gas Act (“NGA”), the Energy Policy Act of 2005 and other federal statutes. The FERC regulates rates for wholesale sales of electricity; transmission of electricity, including pricing and regional planning for the expansion of transmission systems; electric system reliability; utility holding companies; accounting and records retention; securities issuances; construction and operation of hydroelectric facilities; and other matters. The FERC also has the enforcement authority to assess civil penalties of up to $1 million per day per violation of rules, regulations and orders issued under the Federal Power Act. MEC is also subject to regulation by the Nuclear Regulatory Commission pursuant to the Atomic Energy Act of 1954, as amended, with respect to its ownership of the Quad Cities Nuclear Station.

Except in Oregon, Washington, Nevada and Illinois, where certain customers have the right to choose alternative electricity service suppliers, MidAmerican’s utilities have an exclusive right to serve retail customers within their service territories and, in turn, have an obligation to provide service to those customers. Historically, state regulatory commissions have established retail electric and natural gas rates on a cost-of-service basis, which are designed to allow a utility an opportunity to recover what each state regulatory commission deems to be the utility’s reasonable costs of providing services, including a fair opportunity to earn a reasonable return on its investments based on its cost of debt and equity. The retail electric rates of PacifiCorp, MEC and the Nevada Utilities are generally based on the cost of providing traditional bundled services, including generation, transmission and distribution services.

The natural gas pipelines are subject to regulation by various federal, state and local agencies. The natural gas pipeline and storage operations of Northern Natural and Kern River are regulated by the FERC pursuant to the NGA and the Natural Gas Policy Act of 1978. Under this authority, the FERC regulates, among other items, (a) rates, charges, terms and conditions of service and (b) the construction and operation of interstate pipelines, storage and related facilities, including the extension, expansion or abandonment of such facilities. Interstate natural gas pipeline companies are also subject to regulations administrated by the Office of Pipeline Safety within the Pipeline and Hazardous Materials Safety Administration, an agency within the DOT. Federal pipeline safety regulations are issued pursuant to the Natural Gas Pipeline Safety Act of 1968, as amended, which establishes safety requirements in the design, construction, operation and maintenance of interstate natural gas pipeline facilities.

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

Renewable portfolio standards have been established by certain state governments and generally require electricity providers to obtain a minimum percentage of their power from renewable energy resources by a certain date. Utah, Oregon, Washington, California, Iowa and Nevada have adopted renewable portfolio standards. In addition, the potential adoption of state or federal clean energy standards, which include low-carbon, non-carbon and renewable electricity generating resources, may also impact electricity generators and natural gas providers.

Comprehensive climate change legislation has not been adopted by Congress; however, regulation of greenhouse gas emissions under various provisions of the Federal Clean Air Act has continued since the Environmental Protection Agency’s December 2009 findings that greenhouse gas emissions threaten public health and welfare. Since that determination, significant sources of greenhouse gas emissions have been required to report their greenhouse gas emissions and to undergo a best available control technology determination in conjunction with permitting greenhouse gas emissions. As part of President Obama’s Climate Action Plan issued in June 2013, the Environmental Protection Agency was required to re-propose by September 2013 greenhouse gas new source performance standards that had originally been proposed in 2012 for new fossil-fueled power plants. The re-proposed standards for new sources were released in September 2013 and generally propose a standard of 1,000 pounds of carbon dioxide per megawatt hour for natural gas-fueled combustion turbines and 1,100 pounds of carbon dioxide per megawatt hour for coal-fueled units. In addition, the Climate Action Plan required the Environmental Protection Agency to issue proposed standards or guidelines to address greenhouse gas emissions from existing fossil-fueled electric generating units by June 2014, to finalize those standards or guidelines by June 2015, and to require states to submit implementation plans by June 2016.

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

MidAmerican continues to take actions to mitigate greenhouse gas emissions. For example, as of December 31, 2013, MidAmerican owned 4,747 megawatts of wind-powered generating capacity in operation and under construction, which when completed is estimated to cost approximately $9 billion, and owned 1,271 megawatts of solar generating capacity in operation and under construction, which when completed is estimated to cost approximately $6 billion.

Non-Energy Businesses

MidAmerican also owns HomeServices of America, Inc. (“HomeServices”), the second largest full-service residential real estate brokerage firm in the United States. In addition to providing traditional residential real estate brokerage services, HomeServices offers other integrated real estate services, including mortgage originations and mortgage banking primarily through joint ventures and subsidiaries, title and closing services, property and casualty insurance, home warranties, relocation services and other home-related services. It operates under 30 residential real estate brand names with over 22,000 sales agents and in over 450 brokerage offices in 25 states.

HomeServices’ principal sources of revenue are dependent on residential real estate sales, which are generally higher in the second and third quarters of each year. This business is highly competitive and subject to the general real estate market conditions.

In October 2012, HomeServices acquired a 66.7% interest in the second largest residential real estate brokerage franchise network in the United States, which offers and sells independently owned and operated residential real estate brokerage franchises. HomeServices’ franchise network currently includes over 500 franchisees in over 1,600 brokerage offices in 49 states with over 44,000 sales associates under three brand names. In exchange for certain fees, HomeServices provides the right to use the Berkshire Hathaway HomeServices, Prudential and Real Living brand names and other related service marks. In 2013, HomeServices began rebranding certain of its Prudential franchisees as Berkshire Hathaway HomeServices. As of December 31, 2013, 60 franchisees were rebranded. This activity will continue in 2014 with plans to rebrand the majority of the remaining franchisees. HomeServices also provides orientation programs, training and consultation services, advertising programs, and other services.

Manufacturing, Service and Retailing Businesses

Berkshire’s numerous and diverse manufacturing, service and retailing businesses are described below.

Marmon—In 2008, Berkshire acquired approximately 64% of the outstanding common stock of Marmon Holdings, Inc. (“Marmon”), a private company then owned by trusts for the benefit of members of the Pritzker Family of Chicago. On various dates in 2010, 2012 and 2013, Berkshire acquired additional shares of outstanding stock held by noncontrolling shareholders and as of December 31, 2013 owned substantially all of Marmon. Marmon is currently comprised of three autonomous companies consisting of eleven diverse business sectors and approximately 160 independent manufacturing and service businesses.

Marmon’s three companies and their respective sectors are as follows:

Marmon Engineered Industrial & Metal Components, Inc. (“Engineered Components”)

Distribution Services, supplying specialty metal pipe and tubing, bar and sheet products to markets including construction, industrial, aerospace and many others;

Electrical & Plumbing Products Distribution, supplying electrical building wire primarily for residential and commercial construction, and copper tube for the plumbing, HVAC, refrigeration and industrial markets, through the wholesale channel; and

Industrial Products, consisting of metal fasteners and fastener coatings for the construction, industrial and other markets, gloves for industrial markets, portable lighting equipment for mining and safety markets, overhead electrification equipment for mass transit systems, custom-machined aluminum and brass forgings for the construction, energy, recreation and other industries, brass fittings and valves for commercial and industrial applications, and drawn aluminum tubing and extruded aluminum shapes for the construction, automotive, appliance, medical and other markets.

Marmon Natural Resource & Transportation Services, Inc. (“Natural Resources”)

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

Marmon Retail & End User Technologies, Inc. (“Retail Technologies”)

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

Marmon businesses operate approximately 300 manufacturing, distribution and service facilities, and employ approximately 17,000 people worldwide.

McLane Company— McLane Company, Inc. (“McLane”) provides wholesale distribution services in all 50 states to customers that include convenience stores, discount retailers, wholesale clubs, drug stores, military bases, quick service restaurants and casual dining restaurants. McLane provides wholesale distribution services to Wal-Mart Stores, Inc. (“Wal-Mart”), which accounts for approximately 25% of McLane’s revenues. A curtailment of purchasing by Wal-Mart could have a material adverse impact on McLane’s periodic revenues and earnings. McLane’s business model is based on a high volume of sales, rapid inventory turnover and tight expense control. Operations are currently divided into four business units: grocery distribution, foodservice distribution, beverage distribution, and software development. In 2013, the grocery and foodservice units comprised approximately 98.5% of the total revenues of the company. McLane and its subsidiaries employ approximately 21,000 employees.

McLane’s grocery distribution unit, based in Temple, Texas, maintains a dominant market share within the convenience store industry and serves most of the national convenience store chains and major oil company retail outlets. Grocery operations provide products to more than 50,000 retail locations nationwide, including Wal-Mart. McLane’s grocery distribution unit operates 23 facilities in 19 states.

McLane’s foodservice distribution unit, based in Carrollton, Texas, focuses on serving the quick service restaurant industry with high quality, timely-delivered products. Operations are conducted through 18 facilities in 16 states. The foodservice distribution unit services more than 20,000 chain restaurants nationwide. On August 24, 2012, McLane acquired Meadowbrook Meat Company (MBM). MBM, based in Rocky Mount, North Carolina is a large customized foodservice distributor for national restaurant chains. MBM operates from 37 distribution facilities in 16 states. MBM services approximately 15,000 chain restaurants nationwide.

On April 23, 2010, McLane acquired Kahn Ventures, parent company of Empire Distributors and Empire Distributors of North Carolina. Kahn Ventures and its subsidiaries are wholesale distributors of distilled spirits, wine and beer. Operations are conducted through nine distribution centers in two states. On December 31, 2010, Kahn Ventures acquired Horizon Wine and Spirits, Inc. and on April 30, 2012 acquired Delta Wholesale Liquors. Operations of Horizon and Delta are conducted through three distribution centers located in Tennessee. The beverage unit services more than 19,000 retail locations in the Southeastern United States.

Other Manufacturing, Service and Retailing Businesses

Apparel Manufacturing—Berkshire’s apparel manufacturing businesses include manufacturers of a variety of clothing and footwear. Businesses engaged in the manufacture and distribution of clothing products include Fruit of the Loom, Inc. (“Fruit”), Russell Brands, LLC (“Russell”), Vanity Fair Brands, LP (“VFB”), Garan and Fechheimer Brothers. Berkshire’s footwear businesses include H.H. Brown Shoe Group, Justin Brands and Brooks Sports. These businesses employ approximately 39,000 persons in the aggregate.

Fruit, Russell and VFB (together “FOL”) are headquartered in Bowling Green, Kentucky. FOL is primarily a vertically integrated manufacturer and distributor of basic apparel, underwear, casualwear and athletic apparel and hardgoods. Products, under the Fruit of the Loom® and JERZEES® labels are primarily sold in the mass merchandise and wholesale markets. In the VFB product line, Vassarette®, Bestform® and Curvation® are sold in the mass merchandise market, while Vanity Fair® and Lily of France® products are sold in the mid-tier chains and department stores. FOL also markets and sells athletic uniforms, apparel, sports equipment and balls to team dealers; collegiate licensed tee shirts and fleecewear to college bookstores and mid-tier merchants; and athletic apparel, sports equipment and balls to sporting goods retailers under the Russell Athletic® and Spalding® brands. Additionally, Spalding® markets and sells balls in the mass merchandise market and dollar store channels. In 2013, approximately 33% of FOL’s sales were to Wal-Mart.

FOL generally performs its own spinning, knitting, cloth finishing, cutting, sewing and packaging for apparel. For the North American market which comprised about 82% of FOL’s net sales in 2013, the majority of its capital-intensive spinning operations are located in highly automated facilities in the United States with cloth manufacturing performed both in the U.S. and Honduras. Labor-intensive cutting, sewing and packaging operations are located in lower labor cost facilities in Central

America and the Caribbean. For the European market, products are either sourced from third-party contractors in Europe or Asia or sewn in Morocco from textiles internally produced in Morocco. FOL’s bras, athletic equipment, sporting goods and other athletic apparel lines are generally sourced from third-party contractors located primarily in Asia.

U.S grown cotton and polyester fibers are the main raw materials used in the manufacturing of FOL’s apparel products and are purchased from a limited number of third-party suppliers. Management currently believes there are readily available alternative sources of raw materials. However, if relationships with suppliers cannot be maintained or delays occur in obtaining alternative sources of supply, production could be adversely affected, which could have a corresponding adverse effect on results of operations. Additionally, raw materials are subject to price volatility caused by weather, supply conditions, government regulations, economic climate and other unpredictable factors. FOL has secured contracts to purchase cotton to meet the majority of its production plans for 2014. In 2012 and 2013, cotton market prices were in the range of $0.70 to $0.90 per pound which approximates the ten year average price. FOL’s markets are highly competitive, consisting of many domestic and foreign manufacturers and distributors. Competition is generally based upon price, product style and quality and customer service.

Garan designs, manufactures, imports and sells apparel primarily for children, including boys, girls, toddlers and infants. Products are sold under its own trademark Garanimals® and customer private label brands. Garan also licenses its registered trademark Garanimals® to third parties for apparel and non-apparel products. Garan conducts its business through operating subsidiaries located in the United States, Central America and Asia. Substantially all of Garan’s products are sold through its distribution centers in the United States. Wal-Mart accounted for over 90% of Garan’s sales in 2013. Fechheimer Brothers manufactures, distributes and sells uniforms, principally for the public service and safety markets, including police, fire, postal and military markets. Fechheimer Brothers is based in Cincinnati, Ohio.

Justin Brands and H.H. Brown Shoe Group manufacture and distribute work, rugged outdoor and casual shoes and western-style footwear under a number of brand names, including Justin, Tony Lama®, Nocona®, Chippewa®, BØRN®, B•Ø•C®, Carolina®, Söfft, Double-H Boots®, Eürosoft®, and Softspots®. Brooks Sports markets and sells performance running footwear and apparel to specialty and national retailers under Brooks® and Moving Comfort® brands. In 2013 and 2012, Brooks® achieved a #1 market share position in performance running footwear with specialty retailers. A significant volume of the shoes sold by Berkshire’s shoe businesses are manufactured or purchased from sources outside the United States. Products are sold worldwide through a variety of channels including department stores, footwear chains, specialty stores, catalogs and the Internet, as well as through company-owned retail stores.

Building Products Manufacturing—Acme Brick Company (“Acme”) headquartered in Fort Worth, Texas, manufactures and distributes clay bricks (Acme Brick® and Jenkins Brick), concrete block (Featherlite) and cut limestone (Texas Quarries). In addition, Acme and its subsidiaries distribute a number of other building products of other manufacturers, including floor and wall tile, wood flooring and other masonry products. Products are sold primarily in the South Central and South Eastern United States through company-operated sales offices. Acme distributes products primarily to homebuilders and masonry and general contractors.

Acme and its affiliates operate 26 clay brick manufacturing facilities located in eight states, six concrete block facilities in Texas and two stone fabrication facilities located in Texas and Alabama. In addition, Acme and its subsidiaries operate a glass block fabrication facility, a concrete bagging facility and a stone burnishing facility all located in Texas. The demand for Acme’s products is seasonal, with higher sales in the warmer weather months and is subject to the level of construction activity which is cyclical. Acme also owns and leases properties and mineral rights that supply raw materials used in many of its manufactured products. Acme’s raw materials supply is believed to be adequate into the foreseeable future.

Benjamin Moore & Co. (“Benjamin Moore”), headquartered in Montvale, New Jersey, is a leading formulator, manufacturer and retailer of a broad range of architectural coatings, available principally in the United States and Canada. Products include water-based and solvent-based general purpose coatings (paints, stains and clear finishes) for use by the general public, contractors and industrial and commercial users. Products are marketed under various registered brand names, including, but not limited to, Aura®, Nattura®, Regal®, Super Spec®, MoorGard®, ben®, Coronado®, Insl-x® and Lenmar®.

Benjamin Moore and its manufacturing subsidiaries rely primarily on an independent dealer network for distribution of its products. Benjamin Moore’s distribution network includes approximately 72 company-owned stores as well as over 4,200 third party retailers currently representing over 6,300 storefronts in the United States and Canada. Benjamin Moore’s company-owned stores represent several multiple-outlet chains in various parts of the United States and Canada serving primarily contractors and general consumers. The independent dealer channel offers a broad array of products including Benjamin Moore®, Coronado® and Insl-x® brands and other competitor coatings, wall coverings, window treatments and sundries. In addition, Benjamin Moore operates an on-line “pick up in store” program, which allows consumers to place orders via an e-commerce site or for national accounts and government agencies via its customer information center. These orders may be picked up at the customer’s nearest dealer.

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

JM sells its products through a wide variety of channels including contractors, distributors, retailers, manufacturers and fabricators. JM holds leadership positions in all of the key markets that it serves and typically competes with a few large global and national competitors and several smaller regional competitors. JM’s products compete primarily on the basis of value, product differentiation and customization and breadth of product line. Sales of JM’s products are moderately seasonal due to increases in construction activity that typically occur in the second and third quarters of the calendar year. JM is seeing a trend in customer purchasing decisions being determined based on the sustainable and energy efficient attributes of its products, services and operations.

MiTek is headquartered in Chesterfield, Missouri and is a leading provider of engineered connector products, engineering software and services and computer-driven manufacturing machinery to the truss fabrication segment of the building components industry. Primary customers are truss fabricators who manufacture pre-fabricated roof and floor trusses and wall panels for the residential building market as well as the light commercial and institutional construction industry. MiTek also participates in the light gauge steel framing market under the Ultra-Span® name, manufactures and markets assembly line machinery used by the lead acid battery industry, manufactures and markets a line of masonry connector products and manufactures and markets air handling systems used in commercial building. In 2013, MiTek acquired Benson Industries, Inc., a market leading company providing design, engineering, supply and installations of quality curtainwall and external cladding worldwide and acquired Cubic Designs, Inc., a premier provider of pre-engineered, prefabricated mezzanine systems and related structures. MiTek operates on six continents with sales into approximately 100 countries. MiTek has 43 manufacturing facilities located in 13 countries and 52 sales/engineering offices located in 20 countries.

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

Shaw products are sold wholesale to over 32,000 retailers, distributors and commercial users throughout the United States, Canada and Mexico and are also exported to various overseas markets. Shaw’s wholesale products are marketed domestically by over 2,000 salaried and commissioned sales personnel directly to retailers and distributors and to large national accounts. Shaw’s nine carpet, three hard surface, one rug and one sample full-service distribution facilities and 23 redistribution centers, along with centralized management information systems, enable it to provide prompt efficient delivery of its products to both its retail customers and wholesale distributors.

Substantially all carpet manufactured by Shaw is tufted carpet made from nylon, polypropylene and polyester. In the tufting process, yarn is inserted by multiple needles into a synthetic backing, forming loops which may be cut or left uncut, depending on the desired texture or construction. During 2013, Shaw processed approximately 98% of its requirements for carpet yarn in its own yarn processing facilities. The availability of raw materials continues to be good but margins are impacted by petro-chemical and natural gas price changes. Raw material cost changes are periodically factored into selling prices to customers.

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

Other Manufacturing

In September 2011, Berkshire acquired The Lubrizol Corporation (“Lubrizol”). Lubrizol is a specialty chemical company that produces and supplies technologies for the global transportation, industrial and consumer markets. Lubrizol operates two business sectors: (1) Lubrizol Additives, which includes engine additives, driveline additives and industrial specialties products; and (2) Lubrizol Advanced Materials, which includes personal and home care, engineered polymers, performance coatings, and life science polymers products. Lubrizol’s products are used in a broad range of applications including engine oils, transmission fluids, gear oils, specialty driveline lubricants, fuel additives, refineries and oilfields, metalworking fluids, compressor lubricants, greases for transportation and industrial applications, over-the-counter pharmaceutical products, performance coatings, personal care products, sporting goods and plumbing and fire sprinkler systems. Lubrizol is an industry leader in many of the markets in which it competes. Its principal lubricant additives competitors are Infineum International Ltd., Chevron Oronite Company and Afton Chemical Corporation. The advanced materials industry is highly fragmented with a variety of competitors in each product line.

From a base of approximately 2,075 patents, Lubrizol uses its technological leadership position in product development and formulation expertise to improve the quality, value and performance of its products, as well as to help minimize the environmental impact of those products. Lubrizol uses many specialty and commodity chemical raw materials in its manufacturing processes and uses base oil in processing and blending additives. Raw materials are primarily feedstocks derived from petroleum and petrochemicals and, generally, are obtainable from several sources. The materials that Lubrizol chooses to purchase from a single source typically are subject to long-term supply contracts to ensure supply reliability. Lubrizol markets its products worldwide through a direct sales organization and sales agents and distributors where necessary. Lubrizol’s customers principally consist of major global and regional oil companies and industrial and consumer products companies that are located in more than 110 countries. Some of its largest customers also may be suppliers. In 2013, no single customer accounted for more than 10% of Lubrizol’s consolidated revenues.

Lubrizol continues to implement a multi-year phased investment plan to increase global manufacturing capacity, upgrade operations and ensure compliance with health, safety and environmental requirements. As part of the investment plan, in August 2013, Lubrizol completed construction of its $310 million additives manufacturing facility and research laboratory in Zhuhai, China, and Lubrizol is implementing plans to invest approximately $150 million to increase chlorinated polyvinyl chloride resin and compounding capacity by the end of 2014 to meet global customer demand. Capital spending in 2013 was approximately $350 million. Capital expenditures over the next three years are expected to approximate $1.5 billion.

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

Lubrizol operates facilities in 27 countries (including production facilities in 16 countries and laboratories in 14 countries). On August 30, 2013, Lubrizol completed the acquisition of Chemtool, Inc., a leading global supplier of custom formulated greases and lubricants.

Berkshire acquired an 80% interest in IMC International Metalworking Companies B.V. (“IMC B.V.”) in 2006. On April 29, 2013, Berkshire acquired the remaining 20% noncontrolling interests of IMC B.V. Through its subsidiaries, IMC B.V. is one of the world’s three largest multinational manufacturers of consumable precision carbide metal cutting tools for applications in a broad range of industrial end markets. IMC B.V.’s principal brand names include ISCAR®, TaeguTec®, Ingersoll®, Tungaloy®, Unitac®, UOP It.te.di® and Outiltec®. IMC B.V.’s manufacturing facilities are located mainly in Israel, United States, Germany, Italy, France, Switzerland, South Korea, China, India, Japan and Brazil.

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

CTB International Corp. (“CTB”), headquartered in Milford, Indiana, is a leading global designer, manufacturer and marketer of agricultural systems and solutions for preserving grain, producing poultry, pigs and eggs, and for processing poultry. CTB operates from facilities located around the globe and supports customers in more than 100 countries primarily through a worldwide network of independent distributors and dealers.

The Scott Fetzer companies are a diversified group of 20 businesses that manufacture, distribute, service and finance a wide variety of products for residential, industrial and institutional use. The two most significant of these businesses are Kirby home cleaning systems and Campbell Hausfeld. Albecca Inc. (“Albecca”), headquartered in Norcross, Georgia, does business primarily under the Larson-Juhl® name. Albecca designs, manufactures and distributes a complete line of high quality, branded custom framing products, including wood and metal moulding, matboard, foamboard, glass, equipment and other framing supplies in the U.S., Canada and 15 countries outside of North America. Richline Group, Inc. is the business platform providing financial, operations and marketing support to its four independent strategic business units: Richline Brands, LeachGarner, Rio Grande and Inverness. Each business unit is uniquely a manufacturer and marketer of precious metal products to specific target markets including large jewelry chains, department stores, shopping networks, mass merchandisers, e-commerce retailers and artisans plus worldwide manufacturers and wholesalers.

Berkshire’s other manufacturers employ approximately 38,000 persons in the aggregate.

Other Service Businesses

FlightSafety International Inc. (“FlightSafety”), headquartered at New York’s LaGuardia Airport, is an industry leader in professional aviation training services to individuals, businesses (including certain commercial aviation companies) and U.S. and foreign governments. FlightSafety primarily provides high technology training to pilots, aircraft maintenance technicians, flight attendants and dispatchers who operate and support a wide variety of business, commercial and military aircraft. FlightSafety operates a large fleet of advanced full flight simulators at its learning centers and training locations in the United States, Brazil, Canada, China, France, Japan, Norway, South Africa, the Netherlands, and the United Kingdom. The vast majority of FlightSafety’s instructors, training programs and flight simulators are qualified by the United States Aviation Administration and other aviation regulatory agencies around the world.

FlightSafety is also a leader in the design and manufacture of full flight simulators, visual systems, displays, and other advanced technology training devices. This equipment is used to support FlightSafety training programs and is offered for sale to airlines and government and military organizations around the world. Manufacturing facilities are located in Oklahoma, Missouri and Texas. FlightSafety strives to maintain and manufacture simulators and develop courseware using state of the art technology and invests in research and development as it builds new equipment and training programs.

NetJets Inc. (“NetJets”) is the world’s leading provider of fractional ownership programs for general aviation aircraft. NetJets’ executive offices and U.S. operations are located in Columbus, Ohio, with most of its logistical and flight operations based at Port Columbus International Airport. NetJets’ European operations are based in Lisbon, Portugal. The fractional ownership concept is designed to meet the needs of customers who cannot justify the purchase of an entire aircraft based upon expected usage. In addition, fractional ownership programs are available for corporate flight departments seeking to outsource their general aviation needs or looking for additional capacity for peak periods and for others that previously chartered aircraft.

NetJets’ fractional aircraft ownership programs permit customers to acquire a specific percentage of a certain aircraft type and allow customers to utilize the aircraft for a specified number of flight hours per annum. In addition, NetJets offers prepaid flight cards and aviation solutions that provide aircraft management, ground support and flight operation services under a number of programs including NetJets Shares™, NetJets Leases™ and the Marquis Jet Card®. In 2010, NetJets introduced the NetJets Signature Series™ of aircraft, which have been customized from design through production based on feedback from owners.

NetJets is subject to the rules and regulations of the Federal Aviation Administration, the National Institute of Civil Aviation of Portugal, and the European Aviation Safety Agency. Regulations address aircraft registration, maintenance requirements, pilot qualifications and airport operations, including flight planning and scheduling as well as security issues and other matters. NetJets places great emphasis on safety and customer service. Its programs are designed to offer customers guaranteed availability of aircraft, low and predictable operating costs and increased liquidity.

TTI, Inc. (“TTI”), headquartered in Fort Worth, Texas, is a global specialty distributor of passive, interconnect, electromechanical and discrete components used by customers in the manufacturing and assembling of electronic products. TTI’s customer base includes original equipment manufacturers, electronic manufacturing services, original design manufacturers, military and commercial customers, as well as design and system engineers. TTI services a variety of industries including telecommunications, medical devices, computers and office equipment, aerospace, automotive and consumer electronics. TTI’s business model covers design through production in the electronic component supply chain and consists of its core business, which supports high volume production business and its catalog division, which supports a broader base of customers with lower volume purchases.

TTI’s franchise distribution agreements with the industry’s leading suppliers allow it to uniquely leverage its product cost and to expand its business by providing new lines and products to its customers. TTI operates sales offices and distribution centers from more than 100 locations throughout North America, Europe, Asia and Israel. In April 2012, TTI acquired Sager Electrical Supply Company, Inc. (“Sager”), a leading distributor of electronic components headquartered in Middleborough, Massachusetts. Sager’s business model and focus on electromechanical products allows TTI to further provide customers and suppliers a unique combination of operational excellence and innovative business solutions and to expand its customer base.

Business Wire provides electronic dissemination of full-text news releases to the media, online services and databases and the global investment community in 150 countries and in 45 languages. Roughly 90% of the company’s revenue comes from its core business of news distribution. The Buffalo News and BH Media Group, Inc. (“BHMG”) are publishers of 31 daily and 41 weekly newspapers in upstate New York, New Jersey, Nebraska, Iowa, Oklahoma, Texas, Virginia, Tennessee, North Carolina, South Carolina, Alabama and Florida. In 2013, BHMG acquired four daily newspapers in Oklahoma, Virginia, North Carolina and New Jersey. The newspapers operate in small to mid-sized markets with strong local community connections. International Dairy Queen services a worldwide system of over 6,300 stores operating under the names Dairy Queen®, Orange Julius® and Karmelkorn® that offer various dairy desserts, beverages, prepared foods, blended fruit drinks, popcorn and other snack foods. Precision Steel and its affiliates operate steel service centers in the Chicago and Charlotte metropolitan areas. The service centers buy stainless steel, low carbon sheet and strip steel, coated metals, spring steel, and other metals, cut these metals to order, and sell them to customers involved in a wide variety of industries.

Berkshire’s service businesses employ approximately 21,000 persons in the aggregate.

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

Borsheim Jewelry Company, Inc. (“Borsheims”) operates from two locations in Nebraska, a 62,000 square foot flagship store in Omaha and a 5,500 square foot outlet store in Gretna. Borsheims is a high volume retailer of fine jewelry, watches, crystal, china, stemware, flatware, gifts and collectibles. Helzberg’s Diamond Shops, Inc. (“Helzberg”) is based in North Kansas City, Missouri, and operates a chain of 234 retail jewelry stores in 37 states, which includes approximately 500,000 square feet of retail space. Helzberg’s stores are located in malls, lifestyle centers, power strip centers and outlet malls, and all stores operate under the name Helzberg Diamonds® or Helzberg Diamonds Outlet®. The Ben Bridge Corporation (“Ben Bridge Jeweler”), based in Seattle, Washington, operates a chain of 80 upscale retail jewelry stores located in 11 states that are primarily in the Western United States and Canada. Fifteen of its retail locations are concept stores that sell only PANDORA jewelry. Principal products include finished jewelry and timepieces. Ben Bridge Jeweler stores are located primarily in major shopping malls. Berkshire’s retail jewelry operations are subject to seasonality with approximately 36% of annual revenues earned in the fourth quarter.

Also included in Berkshire’s group of retailing businesses is See’s Candies (“See’s”), which produces boxed chocolates and other confectionery products with an emphasis on quality and distinctiveness in two large kitchens in Los Angeles and San Francisco and one smaller facility in Burlingame, California. See’s operates over 200 retail and quantity discount stores located mainly in California and other Western states. See’s revenues are highly seasonal with approximately 45% of total annual revenues earned in the months of November and December. The Pampered Chef, LTD (“TPC”) is a premier direct seller of high quality kitchen tools with operations in the United States, Canada, United Kingdom, Germany and Mexico. TPC product portfolio consists of approximately 500 TPC branded items in twelve categories, which are researched, designed and tested by TPC and manufactured by third-party suppliers. TPC products are available primarily through a sales force of independent consultants.

Oriental Trading Company, Inc. (“OTC”) is a leading multi-channel retailer and online destination for value-priced party supplies, arts and crafts, toys and novelties, school supplies, educational games, home décor and giftware. OTC, based in Omaha, Nebraska, serves a broad base of nearly four million customers annually including consumers, schools, churches, non-profit organizations and other businesses. OTC operates a number of websites and utilizes multiple print and online marketing efforts.

Finance and Financial Products

Clayton Homes, Inc. (“Clayton”), which is headquartered near Knoxville, Tennessee, is a vertically integrated manufactured housing company. At December 31, 2013, Clayton operated 35 manufacturing plants in 12 states. Clayton’s homes are marketed in 48 states through a network of 1,528 retailers, including 322 company-owned home centers. Financing is offered through its finance subsidiaries to purchasers of Clayton’s manufactured homes as well as those purchasing homes from selected independent retailers.

Clayton competes at the manufacturing, retail and finance levels on the basis of price, service, delivery capabilities and product performance and considers the ability to make financing available to retail purchasers a major factor affecting the market acceptance of its product. Retail sales are supported by Clayton’s offering of various finance and insurance programs.

Finance programs include home note and mortgage originations supporting company-owned home centers and select independent retailers. Proprietary loan underwriting guidelines have been developed and include gross income, debt to income limits and credit score requirements, which are considered in evaluating loan applicants. Approximately 62% of the originations are home-only loans and the remaining 38% have land as additional collateral. The average down payment is about 20%, which may be from cash or land equity. Each loan with land will have an independent appraisal in order to establish the value of the land. Originations are all at fixed rates and for fixed terms. Loans outstanding also include bulk purchases of contracts and mortgages from banks and other lenders. Clayton also provides inventory financing to certain independent retailers and services housing contracts and mortgages that were not purchased or originated. The bulk contract purchases and servicing arrangements may relate to the portfolios of other lenders or finance companies, governmental agencies, or other entities that purchase and hold housing contracts and mortgages. Clayton also acts as agent on physical damage insurance policies, home buyer protection plan policies and other programs.

XTRA Corporation (“XTRA”), headquartered in St. Louis, Missouri, is a leading transportation equipment lessor operating under the XTRA Lease® brand name. XTRA manages a diverse fleet of approximately 80,000 units located at 56 facilities throughout the United States. The fleet includes over-the-road and storage trailers, chassis, temperature controlled vans and flatbed trailers. XTRA is one of the largest lessors (in terms of units available) of over-the-road trailers in North America. Transportation equipment customers lease equipment to cover cyclical, seasonal and geographic needs and as a substitute for purchasing. Therefore, as a provider of marginal capacity of transportation equipment, XTRA’s utilization rates (the number of units on lease to total units available) and operating results tend to be cyclical. In addition, transportation providers often use leasing to maximize their asset utilization and reduce capital expenditures. By maintaining a large fleet, XTRA is able to provide customers with a broad selection of equipment and quick response times.

CORT Business Services Corporation is the leading national provider of rental relocation services including rental furniture, accessories and related services in the “rent-to-rent” segment of the furniture rental industry. BH Finance invests in fixed-income financial instruments pursuant to proprietary strategies with the objective of earning above average investment returns. BH Finance also enters into derivative contracts and assumes foreign currency, equity price and credit default risk. This business is conducted from Berkshire’s corporate headquarters. Management recognizes and accepts that losses may occur due to the nature of these activities as well as the markets in general. Berkshire’s finance and financial products businesses employ approximately 14,000 persons.

Additional information with respect to Berkshire’s businesses

The amounts of revenue, earnings before taxes and identifiable assets attributable to the aforementioned business segments are included in Note 23 to Berkshire’s Consolidated Financial Statements contained in Item 8, Financial Statements and Supplementary Data. Additional information regarding Berkshire’s investments in fixed maturity securities, equity securities and other investments is included in Notes 3, 4 and 5 to Berkshire’s Consolidated Financial Statements.

On June 7, 2013, Berkshire and an affiliate of the global investment firm 3G Capital (such affiliate, “3G”), through a newly formed holding company, H.J. Heinz Holding Corporation (“Heinz Holding”), acquired H.J. Heinz Company (“Heinz”). Berkshire and 3G each made equity investments in Heinz Holding, which, together with debt financing obtained by Heinz Holding, was used to acquire Heinz for approximately $23.25 billion. Additional information concerning these investments is included in Note 6 to the Registrant’s Consolidated Financial Statements.

Heinz is one of the world’s leading marketers and producers of healthy, convenient and affordable foods specializing in ketchup, sauces, meals, soups, snacks and infant nutrition. Heinz is a global family of leading branded products, including Heinz® Ketchup, sauces, soups, beans, pasta, infant foods, Ore-Ida® potato products, Weight Watchers® Smart Ones® entrées and T.G.I. Friday’s® snacks.

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

The principal cost associated with the property and casualty insurance business is claims. In writing property and casualty insurance policies, we receive premiums today and promise to pay covered losses in the future. However, it will take decades before all claims that have occurred as of any given balance sheet date will be reported and settled. Although we believe that liabilities for unpaid losses are adequate, we will not know whether these liabilities or the premiums charged for the coverages provided were sufficient until well after the balance sheet date. Except for certain product lines, our objective is to generate underwriting profits over the long-term. Estimating insurance claim costs is inherently imprecise. Our estimated unpaid losses arising under contracts covering property and casualty insurance risks are large ($65 billion at December 31, 2013) so even small percentage increases to the aggregate liability estimate can result in materially lower future periodic reported earnings.

Investments are unusually concentrated and fair values are subject to loss in value.

We concentrate a high percentage of our investments in equity securities in a small number of companies and diversify our investment portfolios far less than is conventional in the insurance industry. A significant decline in the fair values of our larger investments may produce a material decline in our consolidated shareholders’ equity and our consolidated book value per share. Under certain circumstances, significant declines in the fair values of these investments may require the recognition of other-than-temporary impairment losses.

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

We have assumed the risk of potentially significant losses under equity index put option and credit default contracts. Although we received considerable premiums as compensation for accepting these risks, there is no assurance that the premiums we received will exceed our aggregate loss or settlement payments. Our risks of losses under equity index put option contracts are based on declines in equity prices of stocks comprising certain major stock indexes. The contracts expire beginning in 2018 and we could be required to make payments when these contracts expire if equity index prices are significantly below the strike prices specified in the contracts. Our risks under credit default contracts are limited to specified municipalities, amounts per municipality and aggregate contract limits. The deterioration of the financial condition of the referenced municipalities could result in significant losses.

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

Major investment decisions and all major capital allocation decisions are made by Warren E. Buffett, Chairman of the Board of Directors and CEO, age 83, in consultation with Charles T. Munger, Vice Chairman of the Board of Directors, age 90. If for any reason the services of our key personnel, particularly Mr. Buffett, were to become unavailable, there could be a material adverse effect on our operations. However, Berkshire’s Board of Directors has identified certain current Berkshire subsidiary managers who, in their judgment, are capable of succeeding Mr. Buffett. Berkshire’s Board has agreed on a replacement for Mr. Buffett should a replacement be needed currently. The Board continually monitors this risk and could alter its current view regarding a replacement for Mr. Buffett in the future. We believe that the Board’s succession plan, together with the outstanding managers running our numerous and highly diversified operating units helps to mitigate this risk.

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

In the years since our present management acquired control of Berkshire, our book value per share has grown at a highly satisfactory rate. Because of the large size of our capital base (shareholders’ equity of approximately $222 billion as of December 31, 2013), our book value per share will very likely not increase in the future at a rate even close to its past rate.

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

The properties used by Berkshire’s business segments are summarized in this section. Berkshire’s railroad and utilities and energy businesses, in particular, utilize considerable physical assets in their businesses.

Railroad Business

Through BNSF Railway, BNSF operates a railroad network in North America with approximately 32,500 route miles of track (excluding multiple main tracks, yard tracks and sidings) in 28 states and two Canadian provinces. BNSF owns approximately 23,000 route miles, including easements, and operates on approximately 9,500 route miles of trackage rights that permit BNSF to operate its trains with its crews over other railroads’ tracks. The total BNSF Railway system, including single and multiple main tracks, yard tracks and sidings, consists of approximately 51,000 operated miles of track, all of which are owned by or held under easement by BNSF except for approximately 10,500 miles operated under trackage rights.

BNSF operates various facilities and equipment to support its transportation system, including its infrastructure and locomotives and freight cars. It also owns or leases other equipment to support rail operations, including containers, chassis and vehicles. Support facilities for rail operations include yards and terminals throughout its rail network, system locomotive shops to perform locomotive servicing and maintenance, a centralized network operations center for train dispatching and network operations monitoring and management in Fort Worth, Texas, regional dispatching centers, computers, telecommunications equipment, signal systems and other support systems. Transfer facilities are maintained for rail-to-rail as well as intermodal transfer of containers, trailers and other freight traffic and include approximately 30 intermodal hubs located across the system. BNSF owns or holds under non-cancelable leases exceeding one year approximately 7,000 locomotives and 74,000 freight cars, in addition to maintenance of way and other equipment.

Utilities and Energy Businesses

MidAmerican’s energy properties consist of the physical assets necessary to support its electricity and natural gas businesses. Properties of MidAmerican’s electricity businesses include electric generation, transmission and distribution facilities, as well as coal mining assets that support certain of MidAmerican’s electric generating facilities. Properties of MidAmerican’s natural gas businesses include natural gas distribution facilities, interstate pipelines, storage facilities, compressor stations and meter stations. In addition to these physical assets, MidAmerican has rights-of-way, mineral rights and water rights that enable MidAmerican to utilize its facilities. Pursuant to separate financing agreements, a majority of these properties are pledged or encumbered to support or otherwise provide the security for the related subsidiary debt. MidAmerican or its affiliates own or have interests in the following types of electric generation facilities at December 31, 2013:

Energy Source	Entity	Location by Significance	Facility Net Capacity (MW) (1)	Net MW Owned (1)
Coal	PacifiCorp, MEC and NV Energy	Iowa, Wyoming, Utah, Nevada, Arizona, Colorado and Montana	17,638	10,580
Natural gas and other	PacifiCorp, MEC, NV Energy and MidAmerican Renewables	Nevada, Utah, Iowa, Illinois, Washington, Oregon, Texas, New York and Arizona	9,954	9,306
Wind	PacifiCorp, MEC and MidAmerican Renewables	Iowa, Wyoming, Washington, California, Oregon and Illinois	3,750	3,741
Hydroelectric	PacifiCorp, MEC and MidAmerican Renewables	Washington, Oregon, The Philippines, Idaho, California, Utah, Hawaii, Montana, Illinois and Wyoming	1,309	1,282
Nuclear	MEC	Illinois	1,816	454
Solar	MidAmerican Renewables	California and Arizona	588	440
Geothermal	PacifiCorp and MidAmerican Renewables	California and Utah	361	198

		Total	35,416	26,001

(1)

Facility Net Capacity (MW) represents (except for wind-powered generation facilities, which are nominal ratings) either: 1) PacifiCorp—the total capability of a generating unit as demonstrated by actual operating or test experience, less power generated and used for auxiliaries and other station uses, and is determined using average annual temperatures;

2) MEC—the total facility accredited net generating capacity based on MEC’s accreditation approved by the Midcontinent Independent System Operator, Inc.;3) NV Energy—the total capability of a generating unit, less auxiliary and station demands, available at peak summer conditions; or 4) MidAmerican Renewables—the contract capacity for most facilities. Net MW Owned indicates MidAmerican’s ownership of Facility Net Capacity (MW).

Additionally, as of December 31, 2013, MidAmerican’s subsidiaries have electric generating facilities that are under construction in Iowa, California and Utah having total Facility Net Capacity and Net MW Owned of 2,482 MW.

PacifiCorp, MEC and NV Energy own electric transmission and distribution systems, including approximately 24,200 miles of transmission lines and approximately 1,700 substations, gas distribution facilities, including approximately 25,700 miles of gas mains and service lines, and an estimated 88 million tons of recoverable coal reserves in mines owned or leased in Wyoming, Utah and Colorado.

Northern Natural’s pipeline system consists of approximately 14,700 miles of natural gas pipelines, including approximately 6,300 miles of mainline transmission pipelines and approximately 8,400 miles of branch and lateral pipelines. Northern Natural’s end-use and distribution market area includes points in Iowa, Nebraska, Minnesota, Wisconsin, South Dakota, Michigan and Illinois and its natural gas supply and delivery service area includes points in Kansas, Texas, Oklahoma and New Mexico. Storage services are provided through the operation of one underground natural gas storage field in Iowa, two underground natural gas storage facilities in Kansas and two liquefied natural gas storage peaking units, one in Iowa and one in Minnesota.

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

Other Segments

The physical properties used by Berkshire’s other significant business segments are summarized below:

Business	Country	Location	Type of Property/Facility	Number of Properties	Owned/ Leased
Insurance Group:

GEICO	U.S.	Chevy Chase, MD and 6 other states	Offices	13	Owned
		Various locations in 37 states	Offices	104	Leased

General Re	U.S.	Stamford, CT Various locations	Offices Offices	1 26	Owned Leased

	Non-U.S.	Cologne, Germany	Offices	2	Owned
		Various locations in 23 countries	Offices	28	Leased

BHRG	U.S.	Stamford, CT and 9 other locations	Offices	10	Leased

	Non-U.S.	Various locations in 5 countries	Offices	9	Leased

BH Primary Group	U.S.	Omaha, NE, Fort Wayne, IN, Princeton, NJ and Wilkes-Barre, PA	Offices	10	Owned
		Various locations in 19 states	Offices	52	Leased

Marmon	U.S.	Various locations	Manufacturing plants Manufacturing plants Offices Offices Warehouses Warehouses	81 27 5 20 30 31	Owned Leased Owned Leased Owned Leased

Business	Country	Location	Type of Property/Facility	Number of Properties	Owned/ Leased
	Non-U.S.	Various locations in 21 countries	Manufacturing plants Manufacturing plants Offices Offices Warehouses Warehouses	40 19 4 22 15 14	Owned Leased Owned Leased Owned Leased

McLane Company	U.S.	Various locations	Distribution centers/Offices Distribution centers/Offices	51 43	Owned Leased

Other businesses:

Other Manufacturing	U.S.	Various locations	Manufacturing plants Manufacturing plants Offices/Warehouses Offices/Warehouses Retail Retail/Showroom	299 49 167 278 27 126	Owned Leased Owned Leased Owned Leased

	Non-U.S.	Various locations in over 60 countries	Manufacturing plants Manufacturing plants Offices/Warehouses Offices/Warehouses Retail	182 98 51 387 17	Owned Leased Owned Leased Leased

Other Service	U.S.	Various locations	Training facilities/Hangars Training facilities/Hangars Offices/Warehouses Offices/Warehouses Plants Plants Retail	21 123 52 140 25 6 6	Owned Leased Owned Leased Owned Leased Owned

	Non-U.S.	Various locations in 30 countries	Offices/Warehouses/ Hangars/Training facilities Offices/Warehouses/ Hangars/Training facilities	20 108	Owned Leased

Retailing	U.S.	Various locations	Offices/Warehouses/Plants Offices/Warehouses Retail Retail	25 19 33 545	Owned Leased Owned Leased

	Non-U.S.	Locations in 4 countries	Retail/Offices	7	Leased

Finance & Financial Products	U.S.	Various locations	Manufacturing plants Manufacturing plants Offices/Warehouses Offices/Warehouses Leasing/Showroom/Retail Leasing/Showroom/Retail Housing communities	35 1 16 48 223 233 27	Owned Leased Owned Leased Owned Leased Owned

	Non-U.S.	United Kingdom	Leasing/Warehouses	3	Leased

Item 3.	Legal Proceedings

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

Executive Officers of the Registrant

Following is a list of the Registrant’s named executive officers:

Name	Age	Position with Registrant	Since
Warren E. Buffett	83	Chairman of the Board	1970
Charles T. Munger	90	Vice Chairman of the Board	1978

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

Market Information

Berkshire’s Class A and Class B common stock are listed for trading on the New York Stock Exchange, trading symbol: BRK.A and BRK.B. The following table sets forth the high and low sales prices per share, as reported on the New York Stock Exchange Composite List during the periods indicated:

	2013				2012
	Class A		Class B		Class A		Class B
	High	Low	High	Low	High	Low	High	Low
First Quarter	$156,634	$136,850	$104.48	$91.29	$123,578	$113,855	$82.47	$75.86
Second Quarter	173,810	154,145	115.98	102.69	124,950	117,551	83.33	78.21
Third Quarter	178,900	166,168	119.30	110.72	134,892	123,227	89.95	82.12
Fourth Quarter	177,950	166,510	118.66	110.84	136,345	125,950	90.93	83.85

Shareholders

Berkshire had approximately 2,900 record holders of its Class A common stock and 19,300 record holders of its Class B common stock at February 14, 2014. Record owners included nominees holding at least 450,000 shares of Class A common stock and 1,170,000,000 shares of Class B common stock on behalf of beneficial-but-not-of-record owners.

Dividends

Berkshire has not declared a cash dividend since 1967.

Common Stock Repurchase Program

In September 2011, Berkshire’s Board of Directors (“Berkshire’s Board”) approved a common stock repurchase program under which Berkshire may repurchase its Class A and Class B shares at prices no higher than a 10% premium over the book value of the shares. In December 2012, Berkshire’s Board amended the repurchase program by raising the price limit to no higher than a 20% premium over book value. Berkshire may repurchase shares in the open market or through privately negotiated transactions. Berkshire’s Board authorization does not specify a maximum number of shares to be repurchased. However, repurchases will not be made if they would reduce Berkshire’s consolidated cash equivalent holdings below $20 billion. The repurchase program is expected to continue indefinitely and the amount of repurchases will depend entirely upon the level of cash available, the attractiveness of investment and business opportunities either at hand or on the horizon, and the degree of discount of the market price relative to management’s estimate of intrinsic value. The repurchase program does not obligate Berkshire to repurchase any dollar amount or number of Class A or Class B shares and there is no expiration date to the program. There were no share purchases in 2013. In December 2012, Berkshire repurchased 9,475 Class A shares and 606,499 Class B shares for approximately $1.3 billion through a privately negotiated transaction and market purchases.

Item 6.	Selected Financial Data

Selected Financial Data for the Past Five Years

(dollars in millions except per-share data)

	2013	2012	2011	2010	2009
Revenues:
Insurance premiums earned	$36,684	$34,545	$32,075	$30,749	$27,884
Sales and service revenues	94,806	83,268	72,803	67,225	62,555
Revenues of railroad, utilities and energy businesses (1)	34,757	32,582	30,839	26,364	11,443
Interest, dividend and other investment income	4,939	4,534	4,792	5,215	5,531
Interest and other revenues of finance and financial products businesses	4,291	4,109	4,009	4,286	4,293
Investment and derivative gains/losses (2)	6,673	3,425	(830)	2,346	787

Total revenues	$182,150	$162,463	$143,688	$136,185	$112,493

Earnings:
Net earnings attributable to Berkshire Hathaway (2)	$19,476	$14,824	$10,254	$12,967	$8,055

Net earnings per share attributable to Berkshire Hathaway shareholders (3)	$11,850	$8,977	$6,215	$7,928	$5,193

Year-end data:
Total assets	$484,931	$427,452	$392,647	$372,229	$297,119
Notes payable and other borrowings:
Insurance and other businesses	12,902	13,535	13,768	12,471	4,561
Railroad, utilities and energy businesses (1)	46,655	36,156	32,580	31,626	19,579
Finance and financial products businesses	12,667	13,045	14,036	14,477	13,769
Berkshire Hathaway shareholders’ equity	221,890	187,647	164,850	157,318	131,102
Class A equivalent common shares outstanding, in thousands	1,644	1,643	1,651	1,648	1,552
Berkshire Hathaway shareholders’ equity per outstanding Class A equivalent common share	$134,973	$114,214	$99,860	$95,453	$84,487

(1)

On February 12, 2010, BNSF became a wholly-owned subsidiary of Berkshire and BNSF’s accounts are consolidated in Berkshire’s financial statements beginning on that date. From December 31, 2008 to February 12, 2010, Berkshire’s investment in BNSF common stock was accounted for pursuant to the equity method.

(2)

Investment gains/losses include realized gains and losses and non-cash other-than-temporary impairment losses. Derivative gains/losses include significant amounts related to non-cash changes in the fair value of long-term contracts arising from short-term changes in equity prices, interest rates and foreign currency rates, among other market factors. After-tax investment and derivative gains/losses were $4.3 billion in 2013, $2.2 billion in 2012, $(521) million in 2011, $1.87 billion in 2010 and $486 million in 2009.

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

	2013	2012	2011
Insurance – underwriting	$1,995	$1,046	$154
Insurance – investment income	3,708	3,397	3,555
Railroad	3,793	3,372	2,972
Utilities and energy	1,470	1,323	1,204
Manufacturing, service and retailing	4,230	3,699	3,039
Finance and financial products	657	557	516
Other	(714)	(797)	(665)
Investment and derivative gains/losses	4,337	2,227	(521)

Net earnings attributable to Berkshire Hathaway shareholders	$19,476	$14,824	$10,254

Through our subsidiaries, we engage in a number of diverse business activities. Our operating businesses are managed on an unusually decentralized basis. There are essentially no centralized or integrated business functions (such as sales, marketing, purchasing, legal or human resources) and there is minimal involvement by our corporate headquarters in the day-to-day business activities of the operating businesses. Our senior corporate management team participates in and is ultimately responsible for significant capital allocation decisions, investment activities and the selection of the Chief Executive to head each of the operating businesses. It also is responsible for establishing and monitoring Berkshire’s corporate governance practices, including, but not limited to, communicating the appropriate “tone at the top” messages to its employees and associates, monitoring governance efforts, including those at the operating businesses, and participating in the resolution of governance-related issues as needed. The business segment data (Note 23 to the Consolidated Financial Statements) should be read in conjunction with this discussion.

Our insurance businesses generated after-tax earnings from underwriting in each of the last three years. Periodic earnings from insurance underwriting are significantly impacted by the magnitude of catastrophe loss events occurring during the period. In 2013, we incurred after-tax losses of approximately $285 million from two catastrophe events in Europe. Insurance underwriting earnings in 2012 included after-tax losses of approximately $725 million from Hurricane Sandy. In 2011, underwriting earnings included after-tax losses of approximately $1.7 billion from several different catastrophe events occurring in that year.

Our railroad and utilities and energy businesses generated significant earnings in each of the last three years. Earnings from our manufacturing, service and retailing businesses in 2013 increased about 14.4% over 2012, which was partially attributable to bolt-on business acquisitions completed during the last two years and reductions in earnings attributable to noncontrolling interests. Earnings from our manufacturing, service and retailing businesses in 2012 increased significantly over 2011 due primarily to the impact of the acquisition of The Lubrizol Corporation (“Lubrizol”), which was completed on September 16, 2011.

In 2013 and 2012, after-tax investment and derivative gains were approximately $4.3 billion and $2.2 billion, respectively. In each year, after-tax gains included gains from the reductions in estimated liabilities under equity index put option contracts and dispositions of investments, partially offset by other-than-temporary impairment (“OTTI”) losses. Investment gains in 2013 also included after-tax gains associated with the fair value increases of certain investment securities where the gains or losses were reflected in periodic earnings. In 2012, after-tax investment and derivative gains also included gains from settlements and expirations of credit default contracts. In 2011, after-tax investment and derivative losses were $521 million, reflecting after-tax losses of $1.2 billion related to increases in liabilities under our equity index put option contracts and OTTI losses of $590 million related to certain equity and fixed maturity securities, partially offset by after-tax investment gains of $1.2 billion from the redemptions of our Goldman Sachs and General Electric Preferred Stock investments. We believe that investment and derivatives gains/losses are often meaningless in terms of understanding our reported results or evaluating our economic performance. These gains and losses have caused and will likely continue to cause significant volatility in our periodic earnings.

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

The timing and amount of catastrophe losses can produce significant volatility in our periodic underwriting results, particularly with respect to BHRG and General Re. For the purpose of this discussion, we considered catastrophe losses significant if the pre-tax losses incurred from a single event (or series of related events such as tornadoes) exceeded $75 million on a consolidated basis. In 2013, we incurred pre-tax losses of $436 million related to two events in Europe. In 2012, we incurred pre-tax losses of approximately $1.1 billion attributable to Hurricane Sandy, which included approximately $490 million incurred by GEICO. In 2011, we incurred pre-tax losses of approximately $2.6 billion, arising from nine events. The largest losses were from the earthquakes in Japan ($1.25 billion) and New Zealand ($650 million) in the first quarter. Additionally, we incurred losses from several weather related events in the Pacific Rim and the U.S.

Our periodic underwriting results may be affected significantly by changes in estimates for unpaid losses and loss adjustment expenses, including amounts established for occurrences in prior years. In 2011, we reduced estimated liabilities related to certain retroactive reinsurance contracts which resulted in an increase in pre-tax underwriting earnings of approximately $875 million. These reductions were primarily due to lower than expected loss experience of one ceding company. Actual claim settlements and revised loss estimates will develop over time, which will likely differ from the liability estimates recorded as of year-end (approximately $65 billion). Accordingly, the unpaid loss estimates recorded as of December 31, 2013 may develop upward or downward in future periods, producing a corresponding decrease or increase, respectively, to pre-tax earnings.

Our periodic underwriting results may also include significant foreign currency transaction gains and losses arising from the changes in the valuation of certain non-U.S. Dollar denominated reinsurance liabilities of our U.S. based subsidiaries as a result of foreign currency exchange rate fluctuations. Historically, currency exchange rates have been volatile and the resulting impact on our underwriting earnings has been relatively significant. These gains and losses are included in underwriting expenses.

A key marketing strategy of our insurance businesses is the maintenance of extraordinary capital strength. Statutory surplus of our insurance businesses was approximately $129 billion at December 31, 2013. This superior capital strength creates opportunities, especially with respect to reinsurance activities, to negotiate and enter into insurance and reinsurance contracts specially designed to meet the unique needs of insurance and reinsurance buyers.

Underwriting results from our insurance businesses are summarized below. Amounts are in millions.

	2013	2012	2011
Underwriting gain (loss) attributable to:
GEICO	$1,127	$680	$576
General Re	283	355	144
Berkshire Hathaway Reinsurance Group	1,294	304	(714)
Berkshire Hathaway Primary Group	385	286	242

Pre-tax underwriting gain	3,089	1,625	248
Income taxes and noncontrolling interests	1,094	579	94

Net underwriting gain	$1,995	$1,046	$154

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

	2013		2012		2011
	Amount	%	Amount	%	Amount	%
Premiums written	$19,083		$17,129		$15,664

Premiums earned	$18,572	100.0	$16,740	100.0	$15,363	100.0

Losses and loss adjustment expenses	14,255	76.7	12,700	75.9	12,013	78.2
Underwriting expenses	3,190	17.2	3,360	20.0	2,774	18.1

Total losses and expenses	17,445	93.9	16,060	95.9	14,787	96.3

Pre-tax underwriting gain	$1,127		$680		$576

Premiums written in 2013 were $19.1 billion, an increase of 11.4% over premiums written in 2012. Premiums earned in 2013 increased approximately $1.8 billion (10.9%) compared to premiums earned in 2012. The growth in premiums written and earned reflected an increase in voluntary auto policies-in-force of 7.8% over the past year and, to a lesser degree, higher average premiums per policy. The increase in policies-in-force reflected a 12.1% increase in voluntary auto new business sales. Voluntary auto policies-in-force at December 31, 2013 were approximately 898,000 greater than at December 31, 2012.

Losses and loss adjustment expenses incurred in 2013 increased $1.56 billion (12.2%) compared to 2012. The loss ratio (the ratio of losses and loss adjustment expenses incurred to premiums earned) was 76.7% in 2013 compared to 75.9% in 2012. In 2013, claims frequencies for property damage and collision coverages generally increased in the two to four percent range compared to 2012. Physical damage claims severities increased in the three to four percent range in 2013. In addition, average bodily injury claims frequencies increased in the one to two percent range. Bodily injury claims severities increased in the one to three percent range, although severities for personal injury protection coverage declined, primarily in Florida. In both 2013 and 2012, losses and loss adjustment expenses incurred were favorably impacted by reductions of estimates for prior years’ losses.

Underwriting expenses incurred in 2013 declined $170 million (5.1%) compared with 2012. Underwriting expenses in 2012 were impacted by a change in U.S. GAAP concerning deferred policy acquisition costs (“DPAC”). DPAC represents the underwriting costs that are capitalized and expensed as premiums are earned over the policy period. The new accounting standard, which we adopted on a prospective basis as of January 1, 2012, accelerates the timing of when certain underwriting costs are recognized in earnings. We estimate that GEICO’s underwriting expenses in 2012 would have been about $410 million less had we computed DPAC under the prior accounting standard. The effect of transitioning to this new accounting standard was completed in 2012. Excluding the effects of the accounting change in 2012, the ratio of underwriting expenses to premiums earned (the “expense ratio”) in 2013 declined by approximately 0.4 percentage points from 2012.

Premiums earned in 2012 were approximately $16.7 billion, an increase of $1.4 billion (9.0%) over 2011. The growth in premiums earned for voluntary auto was 9.0% as a result of a 6.5% increase in policies-in-force and an increase in average premium per policy as compared to 2011. Voluntary auto new business sales in 2012 increased slightly compared with 2011. Voluntary auto policies-in-force at December 31, 2012 were approximately 704,000 greater than at December 31, 2011.

Losses and loss adjustment expenses incurred in 2012 were $12.7 billion, an increase of $687 million (5.7%) over 2011. The loss ratio was 75.9% in 2012 and 78.2% in 2011. Losses and loss adjustment expenses in 2012 included $490 million related to Hurricane Sandy. With the exception of Hurricane Sandy, GEICO’s catastrophe losses tend to occur regularly and are normally not individually significant in amount.

Despite the losses from Hurricane Sandy, our loss ratio declined in 2012 as compared to 2011. Claims frequencies for property damage and collision coverages were down about one percent, comprehensive coverage frequencies were down about ten percent, excluding Hurricane Sandy, and frequencies for bodily injury coverages were relatively unchanged. Physical

Management’s Discussion (Continued)

Insurance—Underwriting (Continued)

GEICO (Continued)

damage severities increased in the two to four percent range and bodily injury severities increased in the one to three percent range from 2011.

Underwriting expenses incurred in 2012 increased $586 million (21.1%) compared with 2011. The increase was primarily the result of the change in U.S. GAAP concerning DPAC discussed previously. We estimate that GEICO’s underwriting expenses in 2012 would have been about $410 million less had we computed DPAC under the prior accounting standard. Based on that estimate, GEICO’s expense ratio in 2012 would have been less than in 2011.

General Re

Through General Re, we conduct a reinsurance business offering property and casualty and life and health coverages to clients worldwide. We write property and casualty reinsurance in North America on a direct basis through General Reinsurance Corporation and internationally through Germany-based General Reinsurance AG and other wholly-owned affiliates. Property and casualty reinsurance is also written in broker markets through Faraday in London. Life and health reinsurance is written in North America through General Re Life Corporation and internationally through General Reinsurance AG. General Re strives to generate underwriting profits in essentially all of its product lines. Our management does not evaluate underwriting performance based upon market share and our underwriters are instructed to reject inadequately priced risks. General Re’s underwriting results are summarized in the following table. Amounts are in millions.

	Premiums written			Premiums earned			Pre-tax underwriting gain (loss)
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Property/casualty	$2,972	$2,982	$2,910	$3,007	$2,904	$2,941	$148	$399	$7
Life/health	2,991	3,002	2,909	2,977	2,966	2,875	135	(44)	137

	$5,963	$5,984	$5,819	$5,984	$5,870	$5,816	$283	$355	$144

Property/casualty

Property/casualty premiums written in 2013 were relatively unchanged while premiums earned increased $103 million (3.5%), versus the corresponding 2012 period. Excluding the effects of foreign currency exchange rate changes, premiums written and premiums earned in 2013 increased $8 million (0.3%) and $83 million (2.9%), respectively, versus 2012. This was primarily due to increases in European treaty business. Price competition in most property and casualty lines persists. Our underwriters continue to exercise discipline by declining offers to write business where prices are deemed inadequate. We remain prepared to increase premium volumes should market conditions improve.

Property/casualty operations in 2013 produced net underwriting gains of $148 million which consisted of $153 million of gains from our property business and $5 million of losses from casualty/workers’ compensation business. In 2013, property results included catastrophe losses of approximately $400 million attributable to a hailstorm ($280 million) and floods ($120 million) in Europe. The timing and magnitude of catastrophe and large individual losses has produced and is expected to continue to produce significant volatility in periodic underwriting results. Property underwriting results also included gains from reductions of $375 million in loss reserve estimates for prior years’ loss events as a result of lower than expected losses reported from ceding companies. The underwriting loss from casualty/workers’ compensation business included $141 million of losses attributable to discount accretion related to prior years’ workers’ compensation liabilities and net underwriting losses attributable to current year business, offset by reductions in estimated liabilities for prior year losses.

Premiums written in 2012 increased $72 million (2.5%), while premiums earned declined $37 million (1.3%) from 2011. Excluding the effects of foreign currency exchange rate changes, premiums written increased $158 million (5.4%) compared to 2011 which reflected increased volume in most of our major markets around the globe. Before the effects of currency exchange, premiums earned in 2012 increased $61 million (2.1%) over 2011 which was primarily attributable to an increase in European property treaty business.

Underwriting gains were $399 million in 2012 and consisted of $352 million of gains from our property business and $47 million of gains from casualty/workers’ compensation business. Our property results included $266 million of catastrophe losses primarily attributable to Hurricane Sandy ($226 million), an earthquake in Northern Italy and various tornadoes in the Midwest. The underwriting gains from casualty/workers’ compensation business included lower than expected losses from prior years’

Management’s Discussion (Continued)

Insurance—Underwriting (Continued)

Property/casualty (Continued)

casualty business, offset in part by discount accretion of workers’ compensation liabilities and deferred charge amortization on retroactive reinsurance contracts.

Underwriting gains were $7 million in 2011 and consisted of a net underwriting gain of $127 million from casualty/workers’ compensation business substantially offset by a net underwriting loss of $120 million from property business. Our property results in 2011 included $861 million of catastrophe losses. The catastrophe losses were primarily attributable to earthquakes in New Zealand ($235 million) and Japan ($189 million), as well as several weather related loss events in the United States, Europe and Australia, with losses ranging from about $30 million to $75 million per event. The underwriting gain of $127 million from casualty/workers’ compensation business reflected overall reductions in loss reserve estimates for prior years’ loss events, which was partially offset by discount accretion associated with workers’ compensation liabilities and deferred charge amortization.

Life/health

In 2013, premiums written decreased $11 million (0.4%), while premiums earned increased $11 million (0.4%) compared with 2012. Adjusting for the effects of currency exchange rate changes, premiums written in 2013 increased $9 million (0.3%) over 2012 and premiums earned were $32 million (1.1%), higher than 2012. The increases, before foreign currency effects, were primarily attributable to increased non-U.S. life business. Life/health operations in 2013 produced net underwriting gains of $135 million, which were driven by lower than expected mortality, offset in part by discount accretion in the long-term care business.

Premiums written in 2012 increased $93 million (3.2%) and earned premiums increased $91 million (3.2%) from 2011. Excluding the effects of foreign currency exchange rate changes, premiums written and earned in 2012 increased $239 million (8.2%) and $236 million (8.2%), respectively, compared to 2011. The increases in premiums written and earned were primarily attributed to increased writings in non-U.S. life business. The underwriting results for 2012 were negatively impacted by a premium deficiency reserve that was established on the run off of the U.S. long-term care book of business as well as greater than expected claims frequency and duration in the individual and group disability business in Australia. Underwriting results for 2011 included losses of $15 million attributable to the earthquake in Japan, offset by lower than expected mortality in the life business.

Berkshire Hathaway Reinsurance Group

Through BHRG, we underwrite excess-of-loss reinsurance and quota-share coverages on property and casualty risks for insurers and reinsurers worldwide. BHRG’s business includes catastrophe excess-of-loss reinsurance and excess primary insurance and facultative reinsurance for large or otherwise unusual property risks referred to as individual risk. BHRG also writes retroactive reinsurance, which provides indemnification of losses and loss adjustment expenses with respect to past loss events. Multi-line property/casualty refers to various coverages written on both a quota-share and excess basis and includes a 20% quota-share contract with Swiss Reinsurance Company Ltd. (“Swiss Re”) covering substantially all of Swiss Re’s property/casualty risks incepting between January 1, 2008 and December 31, 2012. The Swiss Re quota-share contract is now in run-off. BHRG’s underwriting activities also include life reinsurance and traditional annuity businesses. BHRG’s underwriting results are summarized in the table below. Amounts are in millions.

	Premiums earned			Pre-tax underwriting gain/loss
	2013	2012	2011	2013	2012	2011
Catastrophe and individual risk	$801	$816	$751	$581	$400	$(321)
Retroactive reinsurance	328	717	2,011	(321)	(201)	645
Other multi-line property/casualty	4,348	5,306	4,224	655	295	(338)
Life and annuity	3,309	2,833	2,161	379	(190)	(700)

	$8,786	$9,672	$9,147	$1,294	$304	$(714)

Catastrophe and individual risk premiums written were $807 million in 2013, $785 million in 2012, and $720 million in 2011. The level of business written in a given period will vary significantly depending on changes in market conditions and

Management’s Discussion (Continued)

Insurance—Underwriting (Continued)

Berkshire Hathaway Reinsurance Group (Continued)

management’s assessment of the adequacy of premium rates. We have constrained the volume of business written in recent years. However, we have the capacity and desire to write substantially more business when appropriate pricing can be obtained.

Periodic underwriting results of our catastrophe and individual risk business are subject to extraordinary volatility, depending on the timing and magnitude of significant catastrophe losses. In 2013, we incurred losses of $20 million from floods in Europe, while in 2012 we incurred losses of $96 million in connection with Hurricane Sandy. In 2011, we incurred losses of approximately $800 million attributable to the earthquakes in Japan ($700 million) and New Zealand ($100 million).

Retroactive reinsurance policies provide indemnification of unpaid losses and loss adjustment expenses with respect to past loss events, and related claims are generally expected to be paid over long periods of time. Premiums and limits of indemnification are often very large in amount. Coverages are generally subject to policy limits. Premiums earned in 2013, 2012 and 2011 were attributed to a relatively small number of contracts. Premiums earned under retroactive reinsurance contracts in 2011 included approximately $1.7 billion from a reinsurance contract with Eaglestone Reinsurance Company, a subsidiary of American International Group, Inc. (“AIG”). Under the contract, we agreed to reinsure the bulk of AIG’s U.S. asbestos liabilities. The agreement provides for a maximum limit of indemnification of $3.5 billion.

Underwriting results attributable to retroactive reinsurance include the recurring periodic amortization of deferred charges that are established with respect to these contracts. At the inception of a contract, deferred charge assets are recorded as the excess, if any, of the estimated ultimate losses payable over the premiums earned. Deferred charge balances are subsequently amortized over the estimated claims payment period using the interest method, which reflects estimates of the timing and amount of loss payments. The original estimates of the timing and amount of ultimate loss payments are periodically analyzed against actual experience and revised based on an actuarial evaluation of the expected remaining losses. Amortization charges and deferred charge adjustments resulting from changes to the estimated timing and amount of future loss payments are included as a component of losses and loss adjustment expenses.

The underwriting losses from retroactive policies of $321 million in 2013 and $201 million in 2012 primarily represented the amortization of deferred charges. In 2013, we increased undiscounted estimated liabilities by approximately $300 million related to prior years’ contracts, which was partially offset by increases in related deferred charge balances. In 2011, the net underwriting gain from retroactive reinsurance contracts of $645 million reflected the favorable impact of an $865 million reduction in the estimated liabilities related to an adverse loss development contract with Swiss Re, which was attributable to better than expected loss experience.

Gross unpaid losses from retroactive reinsurance contracts were approximately $17.7 billion as of December 31, 2013, $18.0 billion at December 31, 2012 and $18.8 billion at December 31, 2011. At December 31, 2013 and 2012 unamortized deferred charges related to BHRG’s retroactive reinsurance contracts were approximately $4.25 billion and $3.90 billion, respectively.

Premiums earned from multi-line property/casualty business in 2013 declined $958 million (18%) compared to 2012, while premiums earned in 2012 increased approximately $1.1 billion (26%) over 2011. As previously noted, the Swiss Re 20% quota-share contract expired on December 31, 2012. As a result, premiums earned in 2013 from that contract declined $1.9 billion (57%) compared with 2012. Premiums earned under the Swiss Re quota-share contract were $3.4 billion in 2012 and $2.9 billion in 2011. Premiums earned in 2013 from multi-line business, other than from the Swiss Re quota-share contract, increased $981 million (52%) over 2012, which was primarily attributable to increased property quota-share business.

Multi-line property/casualty generated pre-tax underwriting gains of $655 million in 2013 and $295 million in 2012. This business produced pre-tax underwriting losses of $338 million in 2011. Periodic underwriting results can be significantly impacted by catastrophe losses and foreign currency transaction gains or losses associated with the changes in the valuation of certain reinsurance liabilities of U.S.-based subsidiaries (including liabilities arising under retroactive reinsurance contracts), which are denominated in foreign currencies.

Multi-line property/casualty underwriting results in 2013 included losses of $16 million from floods and a hailstorm in Europe. Underwriting results in 2012 included estimated losses of $268 million from Hurricane Sandy. Catastrophe losses were approximately $933 million in 2011, which arose primarily from the earthquakes in Japan ($375 million) and New Zealand ($300 million) and from floods in Thailand ($150 million). The catastrophe losses in 2011 and 2012 arose primarily under the

Management’s Discussion (Continued)

Insurance—Underwriting (Continued)

Berkshire Hathaway Reinsurance Group (Continued)

Swiss Re quota-share contract. Underwriting results included foreign currency transaction losses of $28 million in 2013 and $123 million in 2012 and gains of $140 million in 2011.

Life and annuity premiums earned in 2013 increased $476 million (17%) over premiums earned in 2012. In 2013, premiums earned included $1.7 billion received in connection with a new reinsurance contract which provides coverage of guaranteed minimum death benefits on a portfolio of variable annuity reinsurance contracts that have been in run-off for a number of years. Premiums earned in 2013 also included $1.4 billion from traditional annuity insurance and reinsurance contracts that provide for streams of periodic payments in the future in exchange for upfront consideration. Annuity premiums in 2012 were $794 million. These increases were partially offset by the reversal of premiums previously earned (approximately $1.3 billion) under the Swiss Re Life & Health America Inc. (“SRLHA”) yearly renewable term life insurance contract as a result of contract amendments in 2013. The amendments essentially commuted coverage with respect to a number of the underlying contracts in exchange for payments to SRLHA of $675 million.

The life and annuity business produced pre-tax underwriting gains of $379 million in 2013. The underwriting gains in 2013 included a one-time pre-tax gain of $255 million attributable to the aforementioned amendments to the SRLHA contract as the reversal of premiums earned was more than offset by the reversal of life benefits incurred. The one-time underwriting gain related to the SRLHA contract partially offset the significant underwriting losses incurred under that contract over the previous three years. Underwriting results in 2013 also included pre-tax gains of approximately $250 million related to the variable annuity guarantee business written in 2013. The gains were primarily attributable to the impact of rising equity markets which lowered estimates of liabilities for guaranteed minimum benefits. The annuity business normally generates periodic underwriting losses as a result of the periodic accretion of discounted annuity liabilities. Periodic underwriting results are also impacted by adjustments for mortality experience and changes in foreign currency exchange rates applicable to certain of the contracts. Annuity business produced net underwriting losses of $178 million in 2013.

The life and annuity business generated pre-tax underwriting losses of $190 million in 2012 and $700 million in 2011. Annuity business produced net underwriting losses of $159 million in 2012 and $118 million in 2011. In 2011, we also recorded a pre-tax underwriting loss of $642 million with respect to the SRLHA contract. Mortality rates under that contract persistently exceeded the assumptions we made at the inception of the contract. During the fourth quarter of 2011, after considerable internal actuarial analysis, our management concluded that future mortality rates are expected to be greater than our original assumptions. As a result, we increased our estimated liabilities for future policyholder benefits to reflect the new assumptions.

Berkshire Hathaway Primary Group

The Berkshire Hathaway Primary Group (“BH Primary”) consists of a wide variety of independently managed insurance businesses. These businesses include: Medical Protective Company and Princeton Insurance Company (“Princeton,” acquired in December 2011), providers of healthcare malpractice insurance coverages; National Indemnity Company’s primary group, writers of commercial motor vehicle and general liability coverages; U.S. Investment Corporation, whose subsidiaries underwrite specialty insurance coverages; a group of companies referred to internally as “Berkshire Hathaway Homestate Companies,” providers of commercial multi-line insurance, including workers’ compensation; Central States Indemnity Company, a provider of credit and disability insurance; Applied Underwriters, a provider of integrated workers’ compensation solutions; and BoatU.S., a writer of insurance for owners of boats and small watercraft. In the fourth quarter of 2012, we acquired GUARD Insurance Group (“GUARD”), a provider of workers’ compensation and complimentary commercial property and casualty insurance coverage to small and mid-sized businesses. In the second quarter of 2013, we formed Berkshire Hathaway Specialty Insurance which concentrates on providing large scale capacity solutions for commercial property and casualty risks.

Premiums earned in 2013 by BH Primary aggregated $3,342 million, an increase of $1,079 million (48%) over 2012. Premiums earned in 2012 by BH Primary were $2,263 million, an increase of $514 million (29%) over 2011. The comparative increases in 2013 and 2012 reflected the impact of the GUARD acquisition in 2012 and Princeton at the end of 2011. In addition, Berkshire Hathaway Homestate Companies’ premiums earned increased $301 million in 2013 and $188 million in 2012 compared to the corresponding prior years, due primarily to significantly higher workers’ compensation insurance volume. BH Primary produced underwriting gains of $385 million in 2013, $286 million in 2012 and $242 million in 2011. The gains reflected a generally favorable claim environment over the three years, which resulted in loss ratios of 60% in 2013, 58% in 2012 and 52% in 2011.

Management’s Discussion (Continued)

Insurance—Investment Income

A summary of net investment income of our insurance operations follows. Amounts are in millions.

	2013	2012	2011
Investment income before taxes and noncontrolling interests	$4,713	$4,454	$4,725
Income taxes and noncontrolling interests	1,005	1,057	1,170

Net investment income	$3,708	$3,397	$3,555

Investment income consists of interest and dividends earned on cash and investments of our insurance businesses. Pre-tax investment income in 2013 increased $259 million (5.8%) compared to 2012. The increase was primarily attributable to increased dividends earned on equity investments, which reflected increased dividend rates for certain of our larger equity holdings as well as increased overall investments in equity securities.

Beginning with the fourth quarter of 2013, investment income no longer includes interest from our investments in Wrigley 11.45% subordinated notes ($4.4 billion par), as a result of the repurchase of those notes by Mars/Wrigley. In addition, other higher yielding fixed maturity investments were redeemed in 2013 or will mature in 2014. Investment income in 2014 is expected to decline compared to 2013 given that investment opportunities currently available will likely generate considerably lower yields. We continue to hold significant cash and cash equivalents earning very low yields. However, we believe that maintaining ample liquidity is paramount and we insist on safety over yield with respect to cash and cash equivalents.

Pre-tax investment income in 2012 declined $271 million (6%) compared to 2011. The decline reflected the redemptions in 2011 of our investments in Goldman Sachs 10% Preferred Stock (insurance subsidiaries held 87% of the $5 billion aggregate investment) and in General Electric 10% Preferred Stock ($3 billion aggregate investment). Dividends earned by our insurance subsidiaries from these investments were $420 million in 2011. Investment income in 2012 reflected dividends earned for the full year from our investment in September 2011 in Bank of America 6% Preferred Stock (insurance subsidiaries hold 80% of the $5 billion aggregate investment) and increased dividend rates with respect to several of our common stock investments.

Invested assets derive from shareholder capital and reinvested earnings as well as net liabilities under insurance contracts or “float.” The major components of float are unpaid losses, life, annuity and health benefit liabilities, unearned premiums and other liabilities to policyholders less premium and reinsurance receivables, deferred charges assumed under retroactive reinsurance contracts and deferred policy acquisition costs. Float approximated $77 billion at December 31, 2013, $73 billion at December 31, 2012, and $70 billion at December 31, 2011. The cost of float was negative over the last three years as our insurance business generated underwriting gains in each year.

A summary of cash and investments held in our insurance businesses as of December 31, 2013 and 2012 follows. Other investments include investments in The Dow Chemical Company and Bank of America Corporation. See Note 5 to the Consolidated Financial Statements. Amounts are in millions.

	December 31,
	2013	2012
Cash and cash equivalents	$32,572	$26,458
Equity securities	114,832	86,694
Fixed maturity securities	27,059	35,243
Other investments	12,334	10,184

	$186,797	$158,579

Management’s Discussion (Continued)

Insurance—Investment Income (Continued)

Fixed maturity investments as of December 31, 2013 were as follows. Amounts are in millions.

	Amortized cost	Unrealized gains/losses	Carrying value
U.S. Treasury, U.S. government corporations and agencies	$2,650	$8	$2,658
States, municipalities and political subdivisions	2,221	124	2,345
Foreign governments	9,871	71	9,942
Corporate bonds, investment grade	6,116	552	6,668
Corporate bonds, non-investment grade	3,047	619	3,666
Mortgage-backed securities	1,596	184	1,780

	$25,501	$1,558	$27,059

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

	2013	2012	2011
Revenues	$22,014	$20,835	$19,548

Operating expenses:
Compensation and benefits	4,651	4,505	4,315
Fuel	4,503	4,459	4,267
Purchased services	2,418	2,374	2,218
Depreciation and amortization	1,973	1,889	1,807
Equipment rents, materials and other	1,812	1,608	1,640

Total operating expenses	15,357	14,835	14,247
Interest expense	729	623	560

	16,086	15,458	14,807

Pre-tax earnings	5,928	5,377	4,741
Income taxes	2,135	2,005	1,769

Net earnings	$3,793	$3,372	$2,972

Revenues for 2013 were approximately $22.0 billion, an increase of $1.2 billion (5.7%) over 2012. The overall year-to-date increase in revenues reflected a 4.5% increase in cars/units handled and a slight increase in average revenue per car/unit, attributable to rates. In 2013, BNSF generated higher revenues from industrial products, consumer products and coal, partially offset by lower revenues from agricultural products.

In 2013, industrial products revenues of $5.7 billion increased 14% versus 2012, driven by an 11% increase in volume, reflecting significantly higher petroleum products volumes. Consumer products revenues in 2013 were $7.0 billion, an increase of 6% over 2012 that was primarily attributable to volume increases from domestic intermodal business and higher export demand. Coal revenues were $5.0 billion in 2013, an increase of 2.6% over 2012, which was attributable to increased volume. The volume increase reflected increased coal demand as a result of higher natural gas prices and reduced utility stockpiles, partially offset by severe weather issues impacting service levels. In 2013, agricultural products revenues of $3.6 billion declined 4% versus 2012 due to volume declines, which were mainly attributable to lower grain exports as a result of the drought conditions in the U.S. in 2012 and strong global competition.

Management’s Discussion (Continued)

Railroad (“Burlington Northern Santa Fe”) (Continued)

Revenues (and revenues per car/unit) in each period include fuel surcharges to customers under programs intended to recover incremental fuel costs when fuel prices exceed threshold fuel prices. Surcharges vary by product/commodity, and therefore amounts earned in a given period are impacted by business mix and volume as well as fuel costs. Fuel surcharges increased 3% in 2013 as compared to 2012.

Operating expenses in 2013 were approximately $15.4 billion, an increase of $522 million (3.5%) compared to 2012. Compensation and benefits expenses in 2013 increased $146 million (3.2%) in 2013 as compared to 2012, reflecting volume-related cost increases and wage inflation. In 2013, fuel expenses increased $44 million (1%) versus 2012, as the impact of higher volume was partially offset by lower average fuel prices. Purchased services expenses in 2013 increased 2% versus 2012, due primarily to volume-related costs, including purchased transportation for BNSF Logistics LLC, a wholly-owned, third-party logistics business. In 2013, equipment rents, materials and other expenses increased $204 million (13%) over 2012. The increase was primarily due to higher property taxes, crew travel costs, derailment-related costs and locomotive material expenses in 2013. Interest expense in 2013 increased $106 million (17%) compared to 2012 due to higher average outstanding debt balances.

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

Operating expenses in 2012 increased $588 million (4%) compared to 2011. Compensation and benefits expenses in 2012 increased $190 million (4%) over 2011 due to the increased volume as well as wage inflation, partially offset by increased productivity and lower weather-related costs. Fuel expenses in 2012 increased $192 million (4.5%) due to higher fuel prices and increased volume, partially offset by improved fuel efficiency. Fuel efficiency in 2011 was negatively impacted by severe weather conditions. Purchased services costs in 2012 increased $156 million (7%) compared to 2011 due primarily to increased volume, increased purchased transportation services of BNSF Logistics and increased equipment maintenance costs, partially offset by lower weather-related costs. Interest expense in 2012 increased $63 million (11%) versus 2011, due principally to higher average outstanding debt balances.

Utilities and Energy (“MidAmerican”)

We hold an 89.8% ownership interest in MidAmerican Energy Holdings Company (“MidAmerican”), which operates an international energy business. MidAmerican’s domestic regulated utility interests are currently comprised of four companies, PacifiCorp, MidAmerican Energy Company (“MEC”), as well as Nevada Power Company and Sierra Pacific Power Company (together, “NV Energy”). NV Energy was acquired on December 19, 2013. MidAmerican also owns two domestic regulated interstate natural gas pipeline companies. In Great Britain, MidAmerican subsidiaries operate two regulated electricity distribution businesses referred to as Northern Powergrid. The rates that our regulated businesses charge customers for energy and services are based in large part on the costs of business operations, including a return on capital, and are subject to regulatory approval. To the extent these operations are not allowed to include such costs in the approved rates, operating results will be adversely affected. In addition, MidAmerican also operates a diversified portfolio of independent power projects and the second-largest residential real estate brokerage firm and franchise network in the United States.

Management’s Discussion (Continued)

Utilities and Energy (“MidAmerican”) (Continued)

Revenues and earnings of MidAmerican are summarized below. Revenues and earnings of NV Energy since December 19, 2013 are included in other. Amounts are in millions.

	Revenues			Earnings
	2013	2012	2011	2013	2012	2011
PacifiCorp	$5,215	$4,950	$4,639	$982	$737	$771
MidAmerican Energy Company	3,453	3,275	3,530	230	236	279
Natural gas pipelines	971	978	993	385	383	388
Northern Powergrid	1,026	1,036	1,016	362	429	469
Real estate brokerage	1,822	1,333	1,007	139	82	39
Other	256	175	106	4	91	36

	$12,743	$11,747	$11,291

Earnings before corporate interest and income taxes				2,102	1,958	1,982
Corporate interest				296	314	336
Income taxes and noncontrolling interests				170	172	315

Net earnings				$1,636	$1,472	$1,331

Net earnings attributable to Berkshire				$1,470	$1,323	$1,204

PacifiCorp operates a regulated utility business in portions of several Western states, including Utah, Oregon and Wyoming. PacifiCorp’s revenues in 2013 were $5.2 billion, an increase of $265 million (5%) compared to 2012. The increase was primarily due to higher retail revenues of $337 million, partially offset by lower renewable energy credits ($74 million). The increase in retail revenues reflected higher prices approved by regulators and higher retail customer loads. PacifiCorp’s earnings before corporate interest and taxes (“EBIT”) in 2013 were $982 million, an increase of $245 million (33%) compared to 2012. The comparative increase in EBIT was primarily due to charges of $165 million in 2012 related to litigation, fire and other damage claims, and, to a lesser extent, the increase in revenues. Before the impact of the aforementioned claims, pre-tax earnings in 2013 as a percentage of revenues were relatively unchanged from 2012.

In 2012, PacifiCorp’s revenues increased $311 million (7%) over revenues in 2011. The increase was primarily due to higher retail revenues of $244 million, which were due to higher prices approved by regulators across most of PacifiCorp’s jurisdictions and to a lesser degree from increased revenues from renewable energy credits. In 2012, PacifiCorp also experienced generally higher customer load in Utah, which was offset by lower industrial customer load in Wyoming and Oregon, attributable to certain large customers electing to self-generate their own power and by lower residential customer load in Oregon as a result of unfavorable weather. EBIT in 2012 declined $34 million (4%) compared to the corresponding 2011 period. EBIT in 2012 was negatively impacted by the aforementioned litigation, fire and other claims ($165 million), which more than offset the increase in operating earnings from higher revenues and otherwise higher operating margins.

MEC operates a regulated utility business primarily in Iowa and Illinois. MEC’s revenues in 2013 increased $178 million (5%) over 2012. Revenues in 2013 reflected higher regulated electric and natural gas revenues and lower nonregulated and other revenues. In 2013, regulated retail electric operating revenues increased $82 million, while regulated natural gas revenues increased $165 million compared to 2012. The increase in regulated electric revenues was primarily due to higher regulatory rates in Iowa and Illinois and increases in retail customer load. The increase in regulated natural gas revenues was primarily due to higher retail volumes and increases in recoveries through adjustment clauses as a result of a higher average per-unit cost of gas sold. Nonregulated and other operating revenues in 2013 declined $67 million in comparison with 2012 due primarily to lower electricity volumes and prices. MEC’s EBIT in 2013 declined $6 million (3%) compared to 2012. The decline in EBIT was due to lower regulated and nonregulated electric operating earnings, partially offset by higher natural gas earnings.

MEC’s revenues in 2012 declined $255 million (7%) compared to 2011, reflecting declines in natural gas revenues of $110 million and nonregulated and other operating revenues of $178 million. In 2012, MEC’s regulated electric revenues increased 2% to approximately $1.7 billion. The decline in natural gas revenues reflected lower average per-unit cost of natural gas sold and lower volumes. The nonregulated and other operating revenues decline was due to generally lower electricity and natural gas prices. MEC’s EBIT in 2012 declined $43 million (15%) compared to 2011 due primarily to increased depreciation expense of $56 million and higher general and administrative expenses, partially offset by lower interest expense.

Management’s Discussion (Continued)

Utilities and Energy (“MidAmerican”) (Continued)

In 2013, natural gas pipelines’ revenues and EBIT were $971 million and $385 million, respectively, which were relatively unchanged from 2012. In 2012, natural gas pipelines’ revenues and EBIT declined $15 million and $5 million, respectively, compared to 2011. In 2012, natural gas revenues increased from expansion projects and from higher transportation and storage rates in certain markets, which were more than offset by lower volumes of gas sales and the impact of contract expirations. In 2012, EBIT also reflected increased depreciation expense, partially offset by lower interest expense.

In 2013, Northern Powergrid revenues declined $10 million (1%) compared to 2012. EBIT in 2013 was $362 million, a decline of $67 million versus 2012. EBIT in 2013 was negatively impacted by fourth quarter rebates to customers and higher regulatory rate provisions in 2013, which reduced revenues, and from higher distribution operating expenses and the foreign currency translation effect of a stronger U.S. Dollar versus the U.K. Pound Sterling. Operating expenses in 2013 included increased pension costs and higher depreciation expenses. EBIT in 2013 also included a $9 million loss from the write-off of hydrocarbon well exploration costs.

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

Real estate brokerage revenues in 2013 increased $489 million (37%) over 2012, while EBIT increased $57 million (70%) versus 2012. The increases in revenues and EBIT were attributable to increases in closed brokerage transactions and higher average home sales prices from existing business and the impact of businesses acquired during the last two years. Real estate brokerage revenues in 2012 increased $326 million (32%) and EBIT increased $43 million (110%) over 2011. The revenue increase included $123 million from businesses acquired in 2012. The increase in revenues in 2012 also reflected a 16% increase in closed sales transactions and higher average home sale prices from existing businesses. The increase in real estate brokerage EBIT in 2012 reflected the impact of business acquisitions in 2012 as well as the aforementioned increase in closed sales transactions.

MidAmerican’s other activities primarily consist of a portfolio of independent power projects, including solar and wind-powered electricity generation projects placed in service in late 2012 and throughout 2013. In 2013, other activities also included the results of NV Energy since the December 19, 2013 acquisition date. The increase in revenues from other activities in 2013 was $81 million, which was primarily attributable to revenues from the new solar and wind-powered facilities, partially offset by the impact of one-time customer refunds issued by NV Energy and impairment losses associated with MidAmerican’s interests in certain geothermal electricity generation projects. EBIT in 2013 from other activities declined $87 million compared to 2012, as the impacts of the aforementioned losses associated with geothermal projects and NV Energy acquisition costs and customer refunds, more than offset the increase in earnings from the new solar and wind-powered electricity generation projects.

Corporate interest includes interest on the unsecured debt issued by MidAmerican Energy Holding Company. Corporate interest expense in 2014 is expected to increase compared to recent years as a result of new borrowings in connection with the NV Energy acquisition, including borrowings from certain Berkshire insurance subsidiaries.

MidAmerican’s consolidated income tax expense as percentages of pre-tax earnings were 7% in 2013, 9% in 2012 and 18% in 2011. In each year, MidAmerican’s utility subsidiaries generated significant production tax credits. In addition, pre-tax earnings of Northern Powergrid are taxed at lower rates in the U.K. and each year also benefitted from reductions of deferred income taxes as a result of lower enacted corporate income tax rates in the U.K.

Management’s Discussion (Continued)

Manufacturing, Service and Retailing

A summary of revenues and earnings of our manufacturing, service and retailing businesses follows. Amounts are in millions.

	Revenues			Earnings
	2013	2012	2011	2013	2012	2011
Marmon	$6,979	$7,171	$6,925	$1,176	$1,137	$992
McLane Company	45,930	37,437	33,279	486	403	370
Other manufacturing	29,098	26,757	21,191	3,608	3,319	2,397
Other service	8,996	8,175	7,438	1,096	966	977
Retailing	4,288	3,715	3,573	376	306	301

	$95,291	$83,255	$72,406

Pre-tax earnings				6,742	6,131	5,037
Income taxes and noncontrolling interests				2,512	2,432	1,998

				$4,230	$3,699	$3,039

Marmon

Through Marmon, we operate approximately 160 manufacturing and service businesses within eleven diverse business sectors that are further organized in three separate companies. Those companies and constituent sectors are:

Company	Sector

Marmon Engineered Industrial & Metal Components (“Engineered Components”)	Electrical & Plumbing Products Distribution, Distribution Services, Industrial Products

Marmon Natural Resources & Transportation Services (“Natural Resources”)	Transportation Services & Engineered Products, Engineered Wire & Cable, Crane Services

Marmon Retail & End User Technologies (“Retail Technologies”)	Highway Technologies, Water Treatment, Retail Store Fixtures, Food Service Equipment, Retail Home Improvement Products

Marmon’s consolidated revenues in 2013 were approximately $7.0 billion, 2.7% below 2012, with almost 60% of the decline associated with metals price deflation. Consolidated pre-tax earnings were $1.2 billion, an increase of 3.4% over 2012. Pre-tax earnings in 2013 as a percentage of revenues was 16.9% in 2013 compared with 15.9% in 2012. This margin improvement is a direct result of Marmon’s focus on niche products/markets, product/service innovation and improvement in operating efficiency and productivity. The pre-tax earnings information in the paragraphs that follow, exclude unallocated corporate expenses of $30 million in 2013 and $34 million in 2012.

Engineered Components’ 2013 revenues were $2.3 billion, a decline of 5% as compared to 2012. The revenue decline was primarily due to the impact of lower metals (steel and copper) costs, which are passed on to customers with minimal margin, as well as reductions in volume in Distribution Services, partially offset by increased volume in the Industrial Products sector. Engineered Components’ pre-tax earnings were $204 million in 2013, representing a decline of 4% from earnings in 2012. The decline in pre-tax earnings in 2013 reflected reduced margins in the Distribution Services sector, attributable to lower sales volumes and steel price reductions. Electrical & Plumbing Products sector 2013 pre-tax earnings increased over 2012, despite lower revenues. Restructuring actions taken in 2012 and 2013 have provided the impetus for improved pre-tax earnings in this sector. Industrial Products sector pre-tax earnings increase in 2013 over 2012 was driven by higher volumes and improved product mix.

Natural Resources’ revenues were $2.5 billion in 2013, a decline of 3% compared to 2012. The decrease in revenues was attributable to several non-recurring large prior year projects in the Transportation Services & Engineered Products (“TSEP”) and Engineered Wire and Cable sectors and lower revenues from external tank car sales, partially offset by higher rail leasing revenues attributable to higher lease rates and new tank car fleet additions. Natural Resources’ pre-tax earnings were $718 million in 2013, an increase of 3% over 2012. Earnings in 2013 reflected higher rail leasing rates and new tank car fleet

Management’s Discussion (Continued)

Manufacturing, Service and Retailing (Continued)

Marmon (Continued)

additions which more than offset the prior year higher project revenues, higher railcar repair costs and lower sales volume of external tank cars.

Retail Technologies’ revenues were $2.2 billion in 2013, unchanged from 2012. Revenues increased in 2013 in Highway Technologies’ driven by growth in the automotive clutch and heavy duty truck axle businesses, Retail Store Fixtures, as a result of a significant store fixture display product rollout for a key customer and Water Treatment, driven by growth in residential products. These revenue increases were offset by a revenue decrease at Retail Home Improvement Products due to a planned reduction in revenues from lower margin products. Retail Technologies’ pre-tax earnings in 2013 were $284 million which represented an increase of 8% over 2012. The pre-tax earnings increases were primarily due to revenue growth in the Highway Technologies, Retail Store Fixtures and Water Treatment sectors, as well as cost savings related to 2012 restructuring actions taken in the Retail Store Fixtures sector.

Marmon’s consolidated revenues in 2012 were $7.2 billion, an increase of 3.6% over 2011. Consolidated pre-tax earnings were $1.1 billion in 2012, an increase of 14.6% over 2011. In 2012 pre-tax earnings as a percentage of revenues were 15.9% compared to 14.3% in 2011.

Engineered Components’ 2012 revenues were $2.4 billion, a decline of 2% as compared to 2011. The revenue decline was primarily due to lower volume and copper pricing in the Electrical & Plumbing Products sector driven by lower HVAC demand and continued softness in commercial construction in 2012, offset in part by a 2012 bolt-on acquisition and increased market share in certain market niches in the Distribution Services sector. Engineered Components’ pre-tax earnings were $214 million, an increase of 3% from 2011. The increase in pre-tax earnings in 2012 reflected the growth in market share and higher margins in the Distribution Services sector, partially offset by the revenue declines in the Electrical & Plumbing Products sector.

Natural Resources’ revenues were $2.6 billion in 2012, an increase of 10% compared to 2011. The increase in revenues was attributable to bolt-on acquisitions in the Crane Services and Engineered Wire & Cable sectors in 2012 and growth in the TSEP sector. Higher rail fleet utilization and higher lease rates, offset in part by lower external tank car sales provided most of TSEP’s growth, with sulfur equipment installations in the Middle East providing the balance. Natural Resources’ pre-tax earnings were $695 million in 2012, an increase of 23% from earnings in 2011. Earnings in 2012 reflected the impact of the aforementioned bolt-on acquisitions, higher rail fleet utilization and lease rates and Middle East projects, as well cost savings relating to restructuring actions taken in 2011 in the Engineered Wire & Cable sector.

Retail Technologies’ revenues were $2.2 billion in 2012, an increase of 3% compared to 2011. The 2012 revenue increase is due to the full year impact of a bolt-on acquisition made in December 2011 and growth in Highway Technologies commercial and heavy haul trailer products along with increased growth in projects for the Canadian Tar Sands area in the Water Treatment sector. These increases were partially offset by a decline in the Retail Store Fixtures sector due to reduced volume from its major customer, which resulted in a 14% decline in revenues. Retail Technologies’ pre-tax 2012 earnings were $262 million which represented an increase of 3% over 2011. The pre-tax earnings increase was primarily due to revenue growth in the Highway Technologies and Water Treatment sectors offset in part by the decline in the Retail Store Fixtures sector previously discussed.

McLane Company

Through McLane, we operate a wholesale distribution business that provides grocery and non-food products to retailers, convenience stores and restaurants. Through its subsidiaries, McLane also operates as a wholesale distributor of distilled spirits, wine and beer. On August 24, 2012, McLane acquired Meadowbrook Meat Company, Inc. (“MBM”). MBM, based in Rocky Mount, North Carolina, is a large customized foodservice distributor for national restaurant chains with annual revenues of approximately $6 billion. MBM’s revenues and earnings are included in McLane’s results beginning as of the acquisition date. McLane’s grocery and foodservice businesses are marked by high sales volume and very low profit margins. McLane’s significant customers include Wal-Mart, 7-Eleven and Yum! Brands. Approximately 25% of McLane’s consolidated revenues in 2013 were attributable to Wal-Mart. A curtailment of purchasing by Wal-Mart or another of its significant customers could have a material adverse impact on McLane’s periodic revenues and earnings.

Management’s Discussion (Continued)

Manufacturing, Service and Retailing (Continued)

McLane Company (Continued)

McLane’s revenues in 2013 were approximately $45.9 billion, representing an increase of approximately $8.5 billion (22.7%) over revenues in 2012. The increase in revenues in 2013 reflected the impact of MBM, as well as year-to-date revenue increases ranging from 10% to 15% in the grocery, other foodservice and beverage businesses. Revenues of each of these businesses in 2013 included the impact of new customers added over the past two years. McLane’s pre-tax earnings in 2013 increased $83 million (20.6%) over earnings in 2012. The increase in 2013 pre-tax earnings reflected the increases in revenues, including the impact of the MBM acquisition, and a gain from the sale of its Brazil-based logistics business, partially offset by slightly lower operating margins.

McLane’s revenues were approximately $37.4 billion in 2012, an increase of about $4.2 billion (12.5%) over 2011. The increase in revenues was attributable to the MBM acquisition, as well as 6% to 8% revenue increases in McLane’s grocery, foodservice and beverage business units. The increases in grocery and foodservice revenues reflected manufacturer price increases as well as increased volume. Pre-tax earnings in 2012 were $403 million, an increase of $33 million (9%) over 2011. The overall increase in earnings reflected the increases in revenues as pre-tax margin rates were relatively unchanged.

Other manufacturing

Our other manufacturing businesses include several manufacturers of building products (Acme Building Brands, Benjamin Moore, Johns Manville, Shaw and MiTek) and apparel (led by Fruit of the Loom which includes Russell athletic apparel and Vanity Fair Brands women’s intimate apparel). Also included in this group are Lubrizol Corporation (“Lubrizol”), a specialty chemical manufacturer that we acquired on September 16, 2011, IMC International Metalworking Companies (“Iscar”), an industry leader in the metal cutting tools business with operations worldwide, Forest River, a leading manufacturer of leisure vehicles and CTB, a manufacturer of equipment and systems for the livestock and agricultural industries.

Other manufacturing revenues in 2013 increased $2.3 billion (8.7%) to $29.1 billion. Forest River generated revenues of $3.3 billion in 2013, a 24% increase over 2012. The increase reflected a 17% volume increase and higher average sales prices, attributable to price and product mix changes. Revenues in 2013 from our building products businesses increased 8% to about $9.6 billion. These businesses benefitted from the generally improved residential and commercial construction markets. Apparel revenues in 2013 increased 3.5% to about $4.3 billion. Our other businesses in this group produced revenues in 2013 of $11.9 billion in the aggregate, an increase of about 8% over 2012. Most of the increase in revenues of these other businesses was attributable to bolt-on acquisitions during the last two years.

Pre-tax earnings of our other manufacturing businesses in 2013 were $3.6 billion, an increase of $289 million (8.7%) versus 2012. Increased earnings were generated by Forest River (32%), building products businesses (13%) and apparel businesses (25%) compared to 2012. Pre-tax earnings of Iscar and Lubrizol were roughly unchanged from 2012. In addition, bolt-on acquisitions during the last two years contributed to the overall increased earnings.

Revenues of our other manufacturing businesses in 2012 were approximately $26.8 billion, an increase of approximately $5.6 billion (26%) over 2011. Excluding Lubrizol, revenues in 2012 grew 6% over 2011. Revenues of Forest River increased 27%, which was attributable to increased volume and average sales prices. Revenues from building products and apparel businesses increased 4% and 5%, respectively, as compared with 2011. However, revenues of Iscar and CTB (before the impact of bolt-on acquisitions) declined compared to 2011 as a result of weakness in demand, particularly in non-U.S. markets.

Pre-tax earnings of our other manufacturing businesses were approximately $3.3 billion in 2012, an increase of $922 million (38%) over earnings in 2011. Excluding the impact of Lubrizol, earnings of our other manufacturing businesses in 2012 increased 6% compared to 2011. The increase was primarily attributable to increased earnings from building products, apparel and Forest River, partially offset by lower earnings from Iscar, CTB and Scott Fetzer. In 2012, our Shaw carpet and flooring business benefited from the impact of price increases at the end of 2011 and the beginning of 2012, as well as from relatively stable raw material costs, which resulted in higher margins. Our apparel businesses benefitted from past pricing actions and stabilizing raw material costs. On the other hand, our other businesses that manufacture products that are primarily for commercial and industrial customers, particularly those with significant business in overseas markets, such as CTB and Iscar, were negatively impacted in 2012 by slowing economic conditions in certain of those markets.

Management’s Discussion (Continued)

Manufacturing, Service and Retailing (Continued)

Other service

Our other service businesses include NetJets, the world’s leading provider of fractional ownership programs for general aviation aircraft and FlightSafety, a provider of high technology training to operators of aircraft. Among the other businesses included in this group are: TTI, a leading electronic components distributor; Business Wire, a leading distributor of corporate news, multimedia and regulatory filings; Dairy Queen, which licenses and services a system of over 6,300 stores that offer prepared dairy treats and food; the Buffalo News; the BH Media Group (“BH Media”), which includes the Omaha World-Herald, as well as 29 other daily newspapers and numerous other publications; and businesses that provide management and other services to insurance companies.

Revenues of our other service businesses in 2013 were $9.0 billion, an increase of $821 million (10%) over revenues in 2012. In 2013, revenues of NetJets increased $288 million (7.5%), driven by higher sales of fractional aircraft shares, while TTI’s revenues increased $255 million (11%) over 2012. Revenues of BH Media increased $207 million (66%), attributable to the impact of business acquisitions during the last two years. Pre-tax earnings of $1.1 billion in 2013 increased $130 million (13%) compared to 2012. The increase in earnings was primarily attributable to BH Media, FlightSafety, TTI and NetJets. The earnings increase of BH Media was due to bolt-on acquisitions during the last two years. TTI’s earnings increased 10% in 2013 versus 2012, due to higher sales and changes in product mix. TTI continues to be impacted by price competition, which pressures overall gross sales margins. FlightSafety’s earnings increased 11% in 2013, reflecting increased training revenues and relatively unchanged operating expenses. In 2013, NetJets’ earnings increased 7% as improved flight operations margins, fractional sales margins and reduced net financing costs more than offset the increase in comparative aircraft value impairment charges.

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

Revenues of our retailing businesses in 2013 were $4.3 billion, an increase of $573 million (15%) over 2012. Pre-tax earnings in 2013 of these businesses increased $70 million (23%) as compared to earnings in 2012. The comparative increases in revenues and earnings were primarily attributable to the inclusion of OTC for the full year in 2013. Otherwise, earnings of the home furnishings and jewelry retail groups increased in 2013, while earnings of Pampered Chef and See’s Candies declined.

Revenues and pre-tax earnings in 2012 from the retailing businesses increased $142 million (4%) and $5 million (2%), respectively, over revenues and earnings in 2011. Increased revenues from the home furnishings and jewelry businesses as well as the inclusion of OTC from its acquisition date were partially offset by lower revenues from Pampered Chef. Increased earnings of our home furnishings retailers were substantially offset by lower earnings from our jewelry businesses and Pampered Chef.

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

	Revenues			Earnings
	2013	2012	2011	2013	2012	2011
Manufactured housing and finance	$3,199	$3,014	$2,932	$416	$255	$154
Furniture/transportation equipment leasing	772	753	739	165	148	155
Other	320	343	343	404	445	465

	$4,291	$4,110	$4,014

Pre-tax earnings				985	848	774
Income taxes and noncontrolling interests				328	291	258

				$657	$557	$516

Clayton Homes’ revenues and pre-tax earnings in 2013 increased $185 million (6%) and $161 million (63%), respectively, compared to 2012. In 2013, Clayton Homes’ pre-tax earnings benefitted from increased home sales, lower loan loss provisions and an increase in net interest income, as lower interest expense more than offset reductions in interest income on loan portfolios. Home unit sales increased 9% in 2013. Loan loss provisions in 2013 were lower reflecting comparatively lower foreclosures volume and loss rates. Clayton Homes’ manufactured housing business continues to operate at a competitive disadvantage compared to traditional single family housing markets, which receive significant interest rate subsidies from the U.S. Government through government agency insured mortgages. For the most part, these subsidies are not available to factory built homes. Nevertheless, Clayton Homes remains the largest manufactured housing business in the United States and we believe that it will continue to operate profitably, even under the prevailing conditions.

Clayton Homes’ pre-tax earnings in 2012 increased $101 million (66%) over earnings in 2011. Earnings in 2012 were impacted by the increased unit sales, which improved manufacturing and other operating efficiencies. Earnings also benefited from reduced insurance claims and a decline in credit losses. The decline in interest income on loan portfolios was more than offset by interest expense attributable to a decline in borrowings and lower interest rates.

Pre-tax earnings of CORT and XTRA in 2013 increased $17 million (11%) to $165 million, as compared to 2012. The increase reflected increased lease revenues and earnings of XTRA, which benefitted from increases in working units and average rental rates, relatively stable operating expenses and a foreign currency related gain in 2013.

Pre-tax earnings of CORT and XTRA in 2012 were $148 million, a decline of $7 million (5%) versus 2011. In 2012, CORT’s earnings increased over 2011 due to a 5% increase in rental income and relatively stable selling, general and administrative expenses, which improved operating margins. In 2012, earnings from XTRA declined primarily due to increased depreciation expense and lower foreign currency exchange gains.

Other earnings include interest and dividends from a portfolio of fixed maturity and equity investments and our share of the earnings of a commercial mortgage servicing business in which we own a 50% interest. Other earnings previously included interest income from a relatively small number of long-held commercial real estate loans. These loans were repaid in full during the third and fourth quarters of 2012. In addition, other earnings includes income from interest rate spreads charged to Clayton Homes on borrowings by a Berkshire financing subsidiary that are used to fund loans to Clayton Homes and from guaranty fees charged to NetJets. Corresponding expenses are included in Clayton Homes’ and NetJets’ results. Guaranty fees charged to NetJets were $11 million in 2013, $30 million in 2012 and $41 million in 2011 and interest spreads charged to Clayton Homes were $78 million in 2013, $90 million in 2012 and $100 million in 2011.

Management’s Discussion (Continued)

Investment and Derivative Gains/Losses

A summary of investment and derivative gains and losses and other-than-temporary impairment losses on investments follows. Amounts are in millions.

	2013	2012	2011
Investment gains/losses:
Sales and other disposals
Insurance and other	$2,830	$1,288	$1,991
Finance and financial products	5	2	162
Other-than-temporary impairment losses	(228)	(337)	(908)
Other	1,458	509	29

	4,065	1,462	1,274

Derivative gains/losses:
Equity index put option contracts	2,843	997	(1,787)
Credit default contracts	(213)	894	(251)
Other derivative contracts	(22)	72	(66)

	2,608	1,963	(2,104)

Gains/losses before income taxes and noncontrolling interests	6,673	3,425	(830)
Income taxes and noncontrolling interests	2,336	1,198	(309)

Net gains/losses	$4,337	$2,227	$(521)

Investment gains/losses arise primarily from the sale or redemption of investments or when investments are carried at fair value with the periodic changes in fair values recorded in earnings. The timing of gains or losses from sales or redemptions can have a material effect on periodic earnings. Investment gains and losses usually have minimal impact on the periodic changes in our consolidated shareholders’ equity since most of our investments are recorded at fair value with the unrealized gains and losses included in shareholders’ equity as a component of accumulated other comprehensive income.

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

Pre-tax investment gains/losses in 2013 were $4,065 million. Investment gains in 2013 included approximately $2.1 billion related to our investments in General Electric and Goldman Sachs common stock warrants and Wrigley subordinated notes. Beginning in 2013, the unrealized gains or losses associated with the warrants were included in earnings. These warrants were exercised in October 2013 on a cashless basis in exchange for shares of General Electric and Goldman Sachs common stock with an aggregate value of approximately $2.4 billion. The Wrigley subordinated notes were repurchased for cash of $5.08 billion, resulting in a pre-tax investment gain of $680 million. Pre-tax investment gains were approximately $1.5 billion in 2012 and were primarily attributable to sales of equity securities. Investment gains in 2011 included aggregate pre-tax gains of $1.8 billion from the redemptions of our Goldman Sachs and General Electric preferred stock investments.

In each of the three years ending December 31, 2013, we recognized OTTI losses on certain of our equity and fixed maturity investments. OTTI losses on fixed maturity investments were $228 million in 2013, $337 million in 2012 and $402 million in 2011, and substantially all of the losses related to our investments in Texas Competitive Electric Holdings (“TCEH”) bonds. In 2011, we also recognized aggregate OTTI losses of $506 million related to our investments in equity securities, a portion of which related to certain components of our Wells Fargo common stock investments. The OTTI losses on equity securities in 2011 averaged about 7.5% of the original cost of the impaired securities. In each case, the issuer had been profitable in recent periods and in some cases highly profitable.

Although we have periodically recorded OTTI losses in earnings in each of the past three years, we continue to own certain of these securities. In cases where the market values of these investments have increased since the dates the OTTI losses were recorded in earnings, these increases are not reflected in earnings but are instead included in shareholders’ equity as a

Management’s Discussion (Continued)

Investment and Derivative Gains/Losses (Continued)

component of accumulated other comprehensive income. When recorded, OTTI losses have no impact whatsoever on the asset values otherwise recorded in our Consolidated Balance Sheets or on our consolidated shareholders’ equity. In addition, the recognition of such losses in earnings rather than in accumulated other comprehensive income does not necessarily indicate that sales are imminent or planned and sales ultimately may not occur for a number of years. Furthermore, the recognition of OTTI losses does not necessarily indicate that the loss in value of the security is permanent or that the market price of the security will not subsequently increase to and ultimately exceed our original cost.

As of December 31, 2013, consolidated gross unrealized losses on our investments in equity and fixed maturity securities determined on an individual purchase lot basis were $289 million. We have concluded that as of December 31, 2013, such losses were not other than temporary. We consider several factors in determining whether or not impairments are deemed to be other than temporary, including the current and expected long-term business prospects and if applicable, the creditworthiness of the issuer, our ability and intent to hold the investment until the price recovers and the length of time and relative magnitude of the price decline.

Derivative gains/losses primarily represent the changes in fair value of our credit default and equity index put option contracts. Periodic changes in the fair values of these contracts are reflected in earnings and can be significant, reflecting the volatility of underlying credit and equity markets.

In 2013, our equity index put option contracts generated a pre-tax gain of $2.8 billion, which was due to changes in fair values of the contracts as a result of overall higher equity index values, favorable currency movements and modestly higher interest rate assumptions. Our ultimate payment obligations, if any, under our remaining equity index put option contracts will be determined as of the contract expiration dates, which begin in 2018, and will be based on the intrinsic value as defined under the contracts as of those dates. As of December 31, 2013, the intrinsic value of these contracts was approximately $1.7 billion and our recorded liability at fair value was approximately $4.7 billion.

In 2012, we recorded pre-tax gains from our equity index put option contracts of approximately $1.0 billion. These gains were due to increased index values, foreign currency exchange rate changes and valuation adjustments on a small number of contracts where contractual settlements are determined differently than the standard determination of intrinsic value, partially offset by lower interest rate assumptions. In 2011, we recorded pre-tax losses of approximately $1.8 billion on our equity index put option contracts. The losses reflected declines ranging from about 5.5% to 17% with respect to three of the four equity indexes covered under our contracts and lower interest rate assumptions.

Our credit default contracts generated pre-tax losses of $213 million in 2013, which was due to increases in estimated liabilities of a municipality issuer contract that relates to more than 500 municipal debt issues. Our credit default contract exposures associated with corporate issuers expired in December 2013. There were no losses paid in 2013. Our remaining credit default derivative contract exposures are currently limited to the municipality issuer contract.

In 2012, we recognized pre-tax gains of $894 million on credit default contracts. Such gains were attributable to narrower spreads and reduced time exposure, as well as from settlements related to the termination of certain contracts. We recorded pre-tax losses of $251 million on our credit default contracts in 2011. The losses in 2011 were primarily related to our contracts involving non-investment grade corporate issuers due to widening credit default spreads and loss events. In 2012 and 2011, credit loss payments were $68 million and $86 million, respectively.

Financial Condition

Our balance sheet continues to reflect significant liquidity and a strong capital base. Our consolidated shareholders’ equity at December 31, 2013 was $221.9 billion, an increase of $34.24 billion since the beginning of the year. Our consolidated shareholders’ equity at December 31, 2013 is net of a reduction of approximately $1.8 billion as a result of acquisitions of noncontrolling interests as discussed below and in Note 22 to the accompanying Consolidated Financial Statements.

Consolidated cash and investments of our insurance and other businesses approximated $199.2 billion (excludes our investments in H.J. Heinz Holding Corporation) at December 31, 2013, including cash and cash equivalents of $42.6 billion. As of December 31, 2013, our insurance subsidiaries held approximately $186.8 billion in cash and investments.

Management’s Discussion (Continued)

Financial Condition (Continued)

In 2013, we used cash of approximately $15 billion in the aggregate to fund Berkshire’s investments in H.J. Heinz Holding Corporation (“Heinz Holding”) and to acquire certain noncontrolling interests in our subsidiaries. On June 7, 2013, we invested $12.25 billion in Heinz Holding which acquired H.J. Heinz Company. Our investments in Heinz Holding consist of common stock, common stock warrants and preferred stock. Berkshire currently holds 50% of the voting interests in Heinz Holding. During 2013, Berkshire acquired noncontrolling interests of Marmon and International Metalworking Companies B.V., the parent company of Iscar. Cash paid in 2013 in connection with these acquisitions was approximately $2.9 billion and an additional $1.2 billion is payable in March 2014.

On October 1, 2013, we received cash of approximately $5.1 billion in connection with Mars/Wrigley’s repurchase of our investment in Wrigley subordinated notes. In January 2013, Berkshire issued $2.6 billion of parent company senior unsecured notes with maturities ranging from 2016 to 2043. The proceeds were used to fund the repayment of $2.6 billion of notes that matured in February 2013. On January 1, 2014, Marmon completed its acquisition of the beverage dispensing and merchandising operations of British engineering company IMI plc for approximately $1.1 billion. The acquisition was funded with existing cash balances.

Berkshire’s Board of Directors has authorized Berkshire to repurchase its Class A and Class B common shares at prices no higher than a 20% premium over the book value of the shares. Berkshire may repurchase shares at management’s discretion. The repurchase program is expected to continue indefinitely, but does not obligate Berkshire to repurchase any dollar amount or number of Class A or Class B common shares. Repurchases will not be made if they would reduce Berkshire’s consolidated cash and cash equivalent holdings below $20 billion. Financial strength and redundant liquidity will always be of paramount importance at Berkshire. There were no share repurchases during 2013. In December 2012, Berkshire acquired 9,475 Class A shares and 606,499 Class B shares for approximately $1.3 billion.

On December 19, 2013, MidAmerican completed its acquisition of NV Energy, Inc. (“NV Energy”), an energy holding company serving electric and natural gas customers in Nevada. MidAmerican purchased all outstanding shares of NV Energy’s common stock for cash of approximately $5.6 billion. The acquisition was funded through a combination of cash provided by MidAmerican’s shareholders of $3.6 billion (including approximately $3.5 billion provided by Berkshire) and the issuance by MidAmerican of $2.0 billion of senior unsecured debt.

Our railroad, utilities and energy businesses (conducted by BNSF and MidAmerican) maintain very large investments in capital assets (property, plant and equipment) and will regularly make capital expenditures in the normal course of business. In 2013, aggregate capital expenditures of these businesses were $8.2 billion, including $4.3 billion by MidAmerican and $3.9 billion by BNSF. BNSF and MidAmerican have forecasted aggregate capital expenditures in 2014 of approximately $11.1 billion. Future capital expenditures are expected to be funded by cash flows from operations and debt issuances. In 2013, BNSF issued $3.0 billion in new debentures consisting of $1.5 billion of debentures due in 2023 and $1.5 billion of debentures due in 2043. BNSF’s outstanding debt was approximately $17.0 billion as of December 31, 2013. In 2013, MidAmerican and its subsidiaries issued new term debt of approximately $4.5 billion, including the new senior unsecured debt issued in funding the NV Energy acquisition, and repaid borrowings of approximately $2.0 billion. MidAmerican’s aggregate outstanding borrowings as of December 31, 2013 were approximately $29.6 billion which includes approximately $5.3 billion of NV Energy’s debt. BNSF and MidAmerican have aggregate debt and capital lease maturities in 2014 of $2.1 billion. Berkshire’s commitment to provide up to $2 billion of additional capital to MidAmerican to permit the repayment of its debt obligations or to fund its regulated utility subsidiaries expired on February 28, 2014 and has not been renewed. Berkshire does not guarantee the repayment of debt issued by BNSF, MidAmerican or any of their subsidiaries.

Assets of the finance and financial products businesses, which consisted primarily of loans and finance receivables, cash and cash equivalents and fixed maturity and equity investments, were approximately $26.2 billion and $25.4 billion as of December 31, 2013 and December 31, 2012, respectively. Liabilities were $19.0 billion as of December 31, 2013 and $22.1 billion as of December 31, 2012. As of December 31, 2013, notes payable and other borrowings of finance and financial products businesses were $12.7 billion and included approximately $11.2 billion of notes issued by Berkshire Hathaway Finance Corporation (“BHFC”). During 2013, BHFC issued $3.45 billion aggregate of new senior notes and repaid $3.45 billion of maturing senior notes. In January 2014, an additional $750 million of BHFC debt matured and was refinanced with a corresponding amount of new debt. We currently intend to issue additional new debt through BHFC to replace some or all of its upcoming debt maturities. The proceeds from the BHFC notes are used to finance originated loans and acquired loans of Clayton Homes. The full and timely payment of principal and interest on the BHFC notes is guaranteed by Berkshire.

Management’s Discussion (Continued)

Financial Condition (Continued)

As described in Note 12 to the Consolidated Financial Statements, we are party to equity index put option and credit default contracts. With limited exception, these contracts contain no collateral posting requirements under any circumstances, including changes in either the fair value or intrinsic value of the contracts or a downgrade in Berkshire’s credit ratings. At December 31, 2013, the net liabilities recorded for such contracts were approximately $5.3 billion and we had no collateral posting requirements.

We regularly access the credit markets, particularly through our railroad, utilities and energy and finance and financial products businesses. Restricted access to credit markets at affordable rates in the future could have a significant negative impact on our operations.

In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was signed into law. The Reform Act reshapes financial regulations in the United States by creating new regulators, regulating new markets and market participants and providing new enforcement powers to regulators. Virtually all major areas of the Reform Act have been subject to extensive rulemaking proceedings being conducted both jointly and independently by multiple regulatory agencies, some of which have been completed and others that are expected to be finalized during the next several months. Although the Reform Act may adversely affect some of our business activities, it is not currently expected to have a material impact on our consolidated financial results or financial condition.

Contractual Obligations

We are party to contracts associated with ongoing business and financing activities, which will result in cash payments to counterparties in future periods. Certain obligations reflected in our Consolidated Balance Sheets, such as notes payable, require future payments on contractually specified dates and in fixed and determinable amounts. Other obligations pertain to the acquisition of goods or services in the future, such as minimum rentals under operating leases, that are not currently reflected in the financial statements. Such obligations will be reflected in future periods as the goods are delivered or services provided. Amounts due as of the balance sheet date for purchases where the goods and services have been received and a liability incurred are not included in the following table to the extent that such amounts are due within one year of the balance sheet date.

The timing and/or amount of the payments under certain contracts are contingent upon the outcome of future events. Actual payments will likely vary, perhaps significantly, from estimates reflected in the table that follows. Most significantly, the timing and amount of payments arising under property and casualty insurance contracts are contingent upon the outcome of claim settlement activities or events that may occur over many years. In addition, obligations arising under life, annuity and health insurance benefits are estimated based on assumptions as to future premiums, allowances, mortality, morbidity, expenses and policy lapse rates, as applicable. The amounts presented in the following table are based on the liability estimates reflected in our Consolidated Balance Sheet as of December 31, 2013. Although certain insurance losses and loss adjustment expenses and life, annuity and health benefits are ceded to others under reinsurance contracts, receivables recorded in the Consolidated Balance Sheet are not reflected in the table below. A summary of contractual obligations as of December 31, 2013 follows. Amounts are in millions.

	Estimated payments due by period
	Total	2014	2015-2016	2017-2018	After 2018
Notes payable and other borrowings (1)	$113,862	$8,789	$14,521	$17,510	$73,042
Operating leases	8,614	1,245	2,062	1,512	3,795
Purchase obligations	50,297	15,496	10,541	7,295	16,965
Losses and loss adjustment expenses (2)	66,732	14,412	14,914	8,434	28,972
Life, annuity and health insurance benefits (3)	21,390	1,436	78	179	19,697
Other (4)	20,768	5,304	1,496	1,190	12,778

Total	$281,663	$46,682	$43,612	$36,120	$155,249

(1)	Includes interest.

(2)	Before reserve discounts of $1,866 million.

(3)	Amounts represent estimated undiscounted benefit obligations net of estimated future premiums, as applicable.

(4)	Includes derivative contract liabilities.

Management’s Discussion (Continued)

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

	Gross unpaid losses		Net unpaid losses *
	Dec. 31, 2013	Dec. 31, 2012	Dec. 31, 2013	Dec. 31, 2012
GEICO	$11,342	$10,300	$10,644	$9,791
General Re	15,668	15,961	14,664	14,740
BHRG	30,446	31,186	25,314	26,328
Berkshire Hathaway Primary Group	7,410	6,713	6,737	6,171

Total	$64,866	$64,160	$57,359	$57,030

*	Net of reinsurance recoverable and deferred charges on reinsurance assumed and before foreign currency translation effects.

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

As of any balance sheet date, not all claims that have occurred have been reported and not all reported claims have been settled. Loss and loss adjustment expense reserves include provisions for reported claims (referred to as “case reserves”) and for claims that have not been reported (referred to as incurred but not yet reported (“IBNR”) reserves). The time period between the loss occurrence date and settlement payment date is referred to as the “claim-tail.” Property claims usually have fairly short claim-tails and, absent litigation, are reported and settled within a few years of occurrence. Casualty losses usually have very long claim-tails, occasionally extending for decades. Casualty claims are more susceptible to litigation and can be significantly affected by changing contract interpretations. The legal environment and judicial process further contributes to extending claim-tails.

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

GEICO

GEICO’s gross unpaid losses and loss adjustment expense liabilities as of December 31, 2013 were $11.3 billion, which included $8.0 billion of reported average, case and case development reserves and $3.3 billion of IBNR reserves. GEICO predominantly writes private passenger auto insurance. Auto insurance claims generally have a relatively short claim-tail. The

Management’s Discussion (Continued)

Property and casualty losses (Continued)

GEICO (Continued)

key assumptions affecting our reserve estimates include projections of ultimate claim counts (“frequency”) and average loss per claim (“severity”).

Our reserving methodologies produce reserve estimates based upon the individual claims (or a “ground-up” approach), which yields an aggregate estimate of the ultimate losses and loss adjustment expenses. Ranges of loss estimates are not determined in the aggregate.

Our actuaries establish and evaluate unpaid loss reserves using recognized standard actuarial loss development methods and techniques. The significant reserve components (and percentage of gross reserves as of December 31, 2013) are: (1) average reserves (15%), (2) case and case development reserves (60%) and (3) IBNR reserves (25%). Each component of loss reserves is affected by the expected frequency and average severity of claims. Reserves are analyzed using statistical techniques on historical claims data and adjusted when appropriate to reflect perceived changes in loss patterns. Data is analyzed by policy coverage, rated state, reporting date and occurrence date, among other ways. A brief discussion of each reserve component follows.

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

Our claims adjusters generally establish individual liability claim case loss and loss adjustment expense reserve estimates as soon as the specific facts and merits of each claim can be evaluated. Case reserves represent the amounts that in the judgment of the adjusters are reasonably expected to be paid in the future to completely settle the claim, including expenses. Individual case reserves are revised over time as more information becomes known.

For most liability coverages, case reserves alone are an insufficient measure of the ultimate cost due in part to the longer claim-tail, the greater chance of protracted litigation and the incompleteness of facts available at the time the case reserve is established. Therefore, we establish additional case development reserve estimates, which are usually percentages of the case reserve. As of December 31, 2013, case development reserves averaged approximately 25% of total established case reserves. In general, case development factors are selected by a retrospective analysis of the overall adequacy of historical case reserves. Case development factors are reviewed and revised periodically.

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

Unpaid loss and loss adjustment expense estimates recorded at the end of 2012 developed downward by $238 million when reevaluated through December 31, 2013, producing a corresponding increase to pre-tax earnings in 2013. These downward reserve developments represented approximately 1.3% of earned premiums in 2013 and approximately 2.3% of prior year-end recorded liabilities. Reserving assumptions at December 31, 2013 were modified appropriately to reflect the most recent frequency and severity results. Future reserve development will depend on whether actual frequency and severity are more or less than anticipated.

Management’s Discussion (Continued)

Property and casualty losses (Continued)

GEICO (Continued)

Within the automobile line of business, reserves for liability coverages are more uncertain due to the longer claim-tails. Approximately 92% of GEICO’s reserves as of December 31, 2013 were for automobile liability, of which bodily injury (“BI”) coverage accounted for approximately 55%. We believe it is reasonably possible that the average BI severity will change by at least one percentage point from the severity used. If actual BI severity changes one percentage point from what was used in establishing the reserves, our reserves would develop up or down by approximately $165 million resulting in a corresponding decrease or increase in pre-tax earnings. Many of the same economic forces that would likely cause BI severity to be different from expected would likely also cause severities for other injury coverages to differ in the same direction.

GEICO’s exposure to highly uncertain losses is believed to be limited to certain commercial excess umbrella policies written during a period from 1981 to 1984. Remaining liabilities associated with such exposure are currently a relatively insignificant component of GEICO’s total reserves (approximately 1.3%) and there is minimal apparent asbestos or environmental liability exposure. Related claim activity over the past year was insignificant.

General Re and BHRG

Liabilities for unpaid property and casualty losses and loss adjustment expenses of our General Re and BHRG underwriting units derive primarily from assumed reinsurance. Additional uncertainties are unique to the processes used in estimating such reinsurance liabilities. The nature, extent, timing and perceived reliability of information received from ceding companies varies widely depending on the type of coverage, the contractual reporting terms (which are affected by market conditions and practices) and other factors. Contract terms, conditions and coverages tend to lack standardization and may evolve more rapidly than under primary insurance policies. We are unable to reliably measure the ongoing economic impact of such uncertainties.

The nature and extent of loss information provided under many facultative, per occurrence excess or retroactive contracts may not differ significantly from the information received under a primary insurance contract. This occurs when our personnel either work closely with the ceding company in settling individual claims or manage the claims themselves. However, loss information related to aggregate excess-of-loss contracts, including catastrophe losses and quota-share treaties, is often less detailed. Occasionally, loss information is reported in a summary format rather than on an individual claim basis. Loss data is usually provided through periodic reports and may include the amount of ceded losses paid where reimbursement is sought as well as case loss reserve estimates. Ceding companies infrequently provide IBNR estimates to reinsurers.

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

In the normal course of business, disputes with clients occasionally arise concerning whether certain claims are covered under our reinsurance policies. We resolve most coverage disputes through the involvement of our claims department personnel and the appropriate client personnel or through independent outside counsel. If disputes cannot be resolved, our contracts generally specify whether arbitration, litigation, or an alternative dispute resolution process will be invoked. There are no coverage disputes at this time for which an adverse resolution would likely have a material impact on our consolidated results of operations or financial condition.

General Re

General Re’s gross and net unpaid losses and loss adjustment expenses and gross reserves by major line of business as of December 31, 2013 are summarized below. Amounts are in millions.

Type		Line of business
Reported case reserves	$7,809	Workers’ compensation (1)	$2,830
IBNR reserves	7,859	Mass tort-asbestos/environmental	1,539

Gross reserves	15,668	Auto liability	3,769
Ceded reserves and deferred charges	(1,004)	Other casualty (2)	2,288

Net reserves	$14,664	Other general liability	2,462

		Property	2,780

		Total	$15,668

(1)	Net of discounts of $1,866 million.

(2)	Includes directors and officers, errors and omissions, medical malpractice and umbrella coverage.

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

Upon notification of a reinsurance claim from a ceding company, our claim examiners make independent evaluations of loss amounts. In some cases, examiners’ estimates differ from amounts reported by ceding companies. If the examiners’ estimates are significantly greater than the ceding company’s estimates, the claims are further investigated. If deemed appropriate, ACRs are established above the amount reported by the ceding company. As of December 31, 2013, ACRs aggregated approximately $2.2 billion before discounts and were concentrated in workers’ compensation reserves, and to a lesser extent in professional liability reserves. Our examiners also periodically conduct detailed claim reviews of individual clients and case reserves are often increased as a result. In 2013, we conducted 266 claim reviews.

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

In 2013, our reported claims for prior years’ workers’ compensation losses were less than expected by $238 million. However, further analysis of the workers’ compensation reserve cells by segment indicated the need for maintaining IBNR reserves. These developments precipitated a net increase of $112 million in nominal IBNR reserve estimates for unreported occurrences. After adjusting for the $126 million net increase in liabilities from changes in net reserve discounts during the year, the net increase in workers’ compensation losses from prior years’ occurrences had a minimal impact on pre-tax earnings in 2013. To illustrate the sensitivity of changes in expected loss emergence patterns and expected loss ratios for our significant excess-of-loss workers’ compensation reserve cells, an increase of ten points in the tail of the expected emergence pattern and an increase of ten percent in the expected loss ratios would produce a net increase in our nominal IBNR reserves as of December 31, 2013 of approximately $795 million and $441 million on a discounted basis. The increase in discounted reserves would produce a corresponding decrease in pre-tax earnings. We believe it is reasonably possible for the tail of the expected loss emergence patterns and expected loss ratios to increase at these rates.

Our other casualty and general liability reported losses (excluding mass tort losses) developed favorably in 2013 relative to expectations. Casualty losses tend to be long-tail and it should not be assumed that favorable loss experience in a given year means that loss reserve amounts currently established will continue to develop favorably. For our significant other casualty and general liability reserve cells (including medical malpractice, umbrella, auto and general liability), an increase of five points in the tails of the expected emergence patterns and an increase of five percent in expected loss ratios (one percent for large international proportional reserve cells) would produce a net increase in our nominal IBNR reserves and a corresponding reduction in pre-tax earnings of approximately $978 million. We believe it is reasonably possible for the tails of the expected loss emergence patterns and expected loss ratios to increase at these rates in any of the individual aforementioned reserve cells. However, given the diversification in worldwide business, more likely outcomes are believed to be less than $978 million.

In 2013, our property results included estimated losses incurred of $400 million from significant catastrophe events during the year. In 2013, reported claims for prior years’ property loss events were less than expected, and we reduced our estimated ultimate liabilities by $375 million. However, the nature of property loss experience tends to be more volatile because of the effect of catastrophes and large individual property losses.

Management’s Discussion (Continued)

Property and casualty losses (Continued)

General Re (Continued)

In certain reserve cells within excess directors and officers and errors and omissions (“D&O and E&O”) coverages, IBNR reserves are based on estimated ultimate losses without consideration of expected emergence patterns. These cells often involve a spike in loss activity arising from recent industry developments making it difficult to select an expected loss emergence pattern. For our large D&O and E&O reserve cells, an increase of ten points in the tail of the expected emergence pattern (for those cells where emergence patterns are considered) and an increase of ten percent in the expected loss ratios would produce a net increase in nominal IBNR reserves and a corresponding reduction in pre-tax earnings of approximately $153 million. We believe it is reasonably possible for the tail of the expected loss emergence patterns and expected loss ratios to increase at these rates.

Overall industry-wide loss experience data and informed judgment are used when internal loss data is of limited reliability, such as in setting the estimates for mass tort, asbestos and hazardous waste (collectively, “mass tort”) claims. Gross unpaid mass tort liabilities at December 31, 2013 and 2012 were approximately $1.5 billion and $1.6 billion, respectively and net of reinsurance, were approximately $1.2 billion at the end of each of the last two years. Mass tort net claims paid were $72 million in 2013. In 2013, ultimate loss estimates for asbestos and environmental claims were increased by $30 million. In addition to the previously described methodologies, we consider “survival ratios” based on average net claim payments in recent years versus net unpaid losses as a rough guide to reserve adequacy. The survival ratio based on claim payments made over the last three years was approximately 15.6 years as of December 31, 2013. The reinsurance industry’s survival ratio for asbestos and pollution reserves was approximately 14.5 years based on the three years ending December 31, 2012. Estimating mass tort losses is very difficult due to the changing legal environment. Although such reserves are believed to be adequate, significant reserve increases may be required in the future if new exposures or claimants are identified, new claims are reported or new theories of liability emerge.

BHRG

BHRG’s unpaid losses and loss adjustment expenses as of December 31, 2013 are summarized as follows. Amounts are in millions.

	Property	Casualty	Total
Reported case reserves	$2,090	$3,202	$5,292
IBNR reserves	2,542	4,896	7,438
Retroactive	—	17,716	17,716

Gross reserves	$4,632	$25,814	30,446

Deferred charges and ceded reserves			(5,132)

Net reserves			$25,314

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

Our gross loss reserves related to retroactive reinsurance policies were predominately for casualty or liability losses. Our retroactive policies relate to loss events occurring before a specified date on or before the contract date and include excess-of-loss contracts, in which losses above a contractual retention are indemnified or contracts that indemnify all losses paid by the counterparty after the policy effective date. We paid retroactive reinsurance losses and loss adjustment expenses of approximately $1.3 billion in 2013. The classification “reported case reserves” has no practical analytical value with respect to retroactive policies since the amount is often derived from reports in bulk from ceding companies, who may have inconsistent definitions of “case reserves.” We review and establish loss reserve estimates, including estimates of IBNR reserves, in the aggregate by contract. In 2013, we increased reserves for prior years’ retroactive reinsurance contracts by approximately $300 million, which related primarily to asbestos and environmental risks assumed.

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

BHRG’s liabilities for environmental, asbestos and latent injury losses and loss adjustment expenses were approximately $11.9 billion at December 31, 2013 and $12.4 billion at December 31, 2012 and were concentrated within retroactive reinsurance contracts. We paid losses of approximately $874 million in 2013 attributable to these exposures. BHRG, as a reinsurer, does not receive consistently reliable information regarding asbestos, environmental and latent injury claims from all ceding companies, particularly with respect to multi-line treaty or aggregate excess-of-loss policies. Periodically, we conduct a ground-up analysis of the underlying loss data of the reinsured to make an estimate of ultimate reinsured losses. When detailed loss information is unavailable, our estimates can only be developed by applying recent industry trends and projections to aggregate client data. Judgments in these areas necessarily include the stability of the legal and regulatory environment under which these claims will be adjudicated. Potential legal reform and legislation could also have a significant impact on establishing loss reserves for mass tort claims in the future.

We currently believe that maximum losses payable under our retroactive policies will not exceed approximately $35 billion due to the aggregate contract limits that are applicable to most of these contracts. Absent significant judicial or legislative changes affecting asbestos, environmental or latent injury exposures, we also believe it unlikely that our reported year end gross unpaid losses of $17.7 billion will develop upward to the maximum loss payable or downward by more than 15%.

Certain of our reinsurance contracts are expected to have a low frequency of claim occurrence combined with a potential for high severity of claims, such as property losses from catastrophes and aviation risks related to our catastrophe and individual risk business. Loss reserves related to catastrophe and individual risk contracts were approximately $800 million at December 31, 2013. Estimated ultimate liabilities for prior years’ events were reduced by about $200 million in 2013, which produced a corresponding increase in pre-tax earnings. Reserving techniques for catastrophe and individual risk contracts generally rely more on a per-policy assessment of the ultimate cost associated with the individual loss event rather than with an analysis of the historical development patterns of past losses. Absent litigation affecting the interpretation of coverage terms, the expected claim-tail is relatively short and thus the estimation error in the initial reserve estimates usually emerges within 24 months after the loss event.

Other reinsurance reserves (approximately $11.9 billion as of December 31, 2013) consisted of a variety of traditional property and casualty coverages written primarily under excess-of-loss and quota-share treaties. Liabilities as of December 31, 2013, included approximately $4.0 billion related to the 20% quota-share contract with Swiss Re, which is now in run-off. Reinsurance reserve amounts are generally based upon loss estimates reported by ceding companies and IBNR reserves that are primarily a function of reported losses from ceding companies and anticipated loss ratios established on a portfolio basis, supplemented by management’s judgment of the impact of major catastrophe events as they become known. Anticipated loss ratios are based upon management’s judgment considering the type of business covered, analysis of each ceding company’s loss history and evaluation of that portion of the underlying contracts underwritten by each ceding company, which are in turn ceded to BHRG. A range of reserve amounts as a result of changes in underlying assumptions is not prepared.

Derivative contract liabilities

Our Consolidated Balance Sheets include significant derivative contract liabilities that are measured at fair value. Our most significant derivative contract exposures relate to equity index put option contracts written between 2004 and 2008. These contracts were entered into in over-the-counter markets. Certain elements of the terms and conditions of these contracts are not standard and we are not required to post collateral under most of these contracts. Furthermore, there is no source of independent data available to us showing trading volume and actual prices of completed transactions. As a result, the values of these liabilities are based on valuation models that we believe would be used by market participants. Such models or other valuation techniques use inputs that are observable in the marketplace, while others are unobservable. Unobservable inputs require us to make certain projections and assumptions about the information that would be used by market participants in establishing

Management’s Discussion (Continued)

Derivative contract liabilities (Continued)

prices. We believe that the fair values produced for long-duration options is inherently subjective. The values of contracts in an actual exchange are affected by market conditions and perceptions of the buyers and sellers. Actual values in an exchange may differ significantly from the values produced by any mathematical model.

We determine the estimated fair value of equity index put option contracts using a Black-Scholes based option valuation model. Inputs to the model include the current index value, strike price, interest rate, dividend rate and contract expiration date. The weighted average interest and dividend rates used as of December 31, 2013 were 2.5% and 3.6%, respectively, and were approximately 2.1% and 3.3%, respectively, as of December 31, 2012. The interest rates as of December 31, 2013 and 2012 were approximately 64 basis points and 95 basis points (on a weighted average basis), respectively, over benchmark interest rates and represented our estimate of our nonperformance risk. We believe that the most significant economic risks under these contracts relate to changes in the index value component and, to a lesser degree, the foreign currency component.

The Black-Scholes based model also incorporates volatility estimates that measure potential price changes over time. Our contracts have an average remaining maturity of about 7 years. The weighted average volatility used as of December 31, 2013 was approximately 20.7%, compared to 20.9% as of December 31, 2012. The weighted average volatilities are based on the volatility input for each equity index put option contract weighted by the notional value of each equity index put option contract as compared to the aggregate notional value of all equity index put option contracts. The volatility input for each equity index put option contract reflects our expectation of future price volatility. The impact on fair value as of December 31, 2013 ($4.7 billion) from changes in the volatility assumption is summarized in the table that follows. Dollars are in millions.

Hypothetical change in volatility (percentage points)	Hypothetical fair value
Increase 2 percentage points	$5,067
Increase 4 percentage points	5,479
Decrease 2 percentage points	4,284
Decrease 4 percentage points	3,923

For several years, we also have had exposures relating to a number of credit default contracts written involving corporate and state/municipality issuers. During 2013, all credit default contracts involving corporate issuers expired and at December 31, 2013, our remaining exposures relate to state/municipality exposures which begin to expire in 2019. The fair values of our state/municipality contracts are generally based on bond pricing data on the underlying bond issues and credit spread estimates. We monitor and review pricing data and spread estimates for consistency as well as reasonableness with respect to current market conditions. We make no significant adjustments to the pricing data or inputs obtained.

Prices in a current market trade involving identical (or sufficiently similar) risks and contract terms as our equity index put option or credit default contracts could differ significantly from the fair values used in the financial statements. We do not operate as a derivatives dealer and currently do not utilize offsetting strategies to hedge our equity index put option or credit default contracts. We currently intend to allow these contracts to run off to their respective expiration dates.

Other Critical Accounting Policies

We record deferred charges with respect to liabilities assumed under retroactive reinsurance contracts. At the inception of these contracts, the deferred charges represent the excess, if any, of the estimated ultimate liability for unpaid losses over the consideration received. Deferred charges are amortized using the interest method over an estimate of the ultimate claim payment period with the periodic amortization reflected in earnings as a component of losses and loss adjustment expenses. Deferred charge balances are adjusted periodically to reflect new projections of the amount and timing of remaining loss payments. Adjustments to deferred charge balances resulting from changes to these assumptions are determined retrospectively from the inception of the contract. Unamortized deferred charges were approximately $4.35 billion at December 31, 2013. Significant changes in the estimated amount and the timing of payments of unpaid losses may have a significant effect on unamortized deferred charges and the amount of periodic amortization.

Management’s Discussion (Continued)

Other Critical Accounting Policies (Continued)

Our Consolidated Balance Sheet includes goodwill of acquired businesses of $57.0 billion, which includes approximately $2.7 billion associated with our various acquisitions in 2013. We evaluate goodwill for impairment at least annually and we conducted our most recent annual review during the fourth quarter of 2013. Our review includes determining the estimated fair values of our reporting units. There are several methods of estimating a reporting unit’s fair value, including market quotations, underlying asset and liability fair value determinations and other valuation techniques, such as discounted projected future net earnings or net cash flows and multiples of earnings. We primarily use discounted projected future earnings or cash flow methods. The key assumptions and inputs used in such methods may include forecasting revenues and expenses, operating cash flows and capital expenditures, as well as an appropriate discount rate and other inputs. A significant amount of judgment is required in estimating the fair value of a reporting unit and in performing goodwill impairment tests. Due to the inherent uncertainty in forecasting cash flows and earnings, actual results may vary significantly from the forecasts. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then, as required by GAAP, we estimate the fair values of the individual assets (including identifiable intangible assets) and liabilities of the reporting unit. The excess of the estimated fair value of the reporting unit over the estimated fair value of its net assets establishes the implied value of goodwill. The excess of the recorded amount of goodwill over the implied value is charged to earnings as an impairment loss.

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

Interest Rate Risk

We regularly invest in bonds, loans or other interest rate sensitive instruments. Our strategy is to acquire such securities that are attractively priced in relation to the perceived credit risk. Management recognizes and accepts that losses may occur with respect to assets. We also issue debt in the ordinary course of business to fund business operations, business acquisitions and for other general purposes. We strive to maintain high credit ratings so that the cost of our debt is minimized. We rarely utilize derivative products, such as interest rate swaps, to manage interest rate risks.

The fair values of our fixed maturity investments and notes payable and other borrowings will fluctuate in response to changes in market interest rates. In addition, changes in interest rate assumptions used in our equity index put option contract models cause changes in reported liabilities with respect to those contracts. Increases and decreases in interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions. The fair values of fixed interest rate instruments may be more sensitive to interest rate changes than variable rate instruments.

The following table summarizes the estimated effects of hypothetical changes in interest rates on our significant assets and liabilities that are subject to interest rate risk. It is assumed that the interest rate changes occur immediately and uniformly to each category of instrument containing interest rate risk, and that there are no significant changes to other factors used to determine the value of the instrument. The hypothetical changes in interest rates do not reflect what could be deemed best or worst case scenarios. Variations in interest rates could produce significant changes in the timing of repayments due to

Management’s Discussion (Continued)

Interest Rate Risk (Continued)

prepayment options available to the issuer. For these reasons, actual results might differ from those reflected in the table. Dollars are in millions.

		Estimated Fair Value after Hypothetical Change in Interest Rates
		(bp=basis points)
	Fair Value	100 bp decrease	100 bp increase	200 bp increase	300 bp increase
December 31, 2013
Assets:
Investments in fixed maturity securities	$29,370	$30,160	$28,591	$27,870	$27,259
Other investments (1)	8,592	9,021	8,166	7,757	7,370
Loans and finance receivables	12,002	12,412	11,617	11,255	10,915
Liabilities:
Notes payable and other borrowings:
Insurance and other	13,147	13,776	12,595	12,104	11,663
Railroad, utilities and energy	49,879	54,522	45,906	42,500	39,554
Finance and financial products	13,013	13,703	12,405	11,867	11,385
Equity index put option contracts	4,667	5,589	3,876	3,200	2,626
December 31, 2012
Assets:
Investments in fixed maturity securities	$38,425	$39,333	$37,493	$36,592	$35,783
Other investments (1)	8,606	9,003	8,169	7,744	7,343
Loans and finance receivables	11,991	12,410	11,598	11,229	10,883
Liabilities:
Notes payable and other borrowings:
Insurance and other	14,284	14,794	13,815	13,398	13,018
Railroad, utilities and energy	42,074	46,268	38,519	35,495	32,902
Finance and financial products	14,005	14,597	13,432	12,950	12,519
Equity index put option contracts	7,502	8,980	6,226	5,131	4,198

(1)	Includes other investments that are subject to a significant level of interest rate risk.

Equity Price Risk

Historically, we have maintained large amounts of invested assets in exchange traded equity securities. Strategically, we strive to invest in businesses that possess excellent economics, with able and honest management and at sensible prices and prefer to invest a meaningful amount in each investee. Consequently, equity investments are concentrated in relatively few issuers. At December 31, 2013, approximately 55% of the total fair value of equity investments was concentrated within four companies.

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

Management’s Discussion (Continued)

Equity Price Risk (Continued)

The following table summarizes our equity and other investments and derivative contract liabilities with significant equity price risk as of December 31, 2013 and 2012. The effects of a hypothetical 30% increase and a 30% decrease in market prices as of those dates are also shown. The selected 30% hypothetical changes do not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due both to the nature of equity markets and the aforementioned concentrations existing in our equity investment portfolio. Dollar amounts are in millions.

	Fair Value	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
December 31, 2013
Assets:
Equity securities	$117,505	30% increase	$152,757	10.3
		30% decrease	82,254	(10.3)
Other investments (1)	13,226	30% increase	17,172	1.2
		30% decrease	9,359	(1.1)
Liabilities:
Equity index put option contracts	4,667	30% increase	2,873	0.5
		30% decrease	7,987	(1.0)
December 31, 2012
Assets:
Equity securities	$88,346	30% increase	$116,357	9.7
		30% decrease	61,408	(9.3)
Other investments (1)	10,136	30% increase	12,775	0.9
		30% decrease	7,664	(0.9)
Liabilities:
Equity index put option contracts	7,502	30% increase	5,009	0.9
		30% decrease	11,482	(1.4)

(1)	Includes other investments that possess significant equity price risk.

Foreign Currency Risk

We generally do not use derivative contracts to hedge foreign currency price changes primarily because of the natural hedging that occurs between assets and liabilities denominated in foreign currencies in our Consolidated Financial Statements. In addition, we hold investments in common stocks of major multinational companies such as The Coca-Cola Company that have significant foreign business and foreign currency risk of their own. Our net assets subject to translation are primarily in our insurance, utilities and energy businesses, and to a lesser extent in our manufacturing and services businesses. The translation impact is somewhat offset by transaction gains or losses on net reinsurance liabilities of certain U.S. subsidiaries that are denominated in foreign currencies as well as the equity index put option liabilities of U.S. subsidiaries relating to contracts that would be settled in foreign currencies.

Commodity Price Risk

Our subsidiaries use commodities in various ways in manufacturing and providing services. As such, we are subject to price risks related to various commodities. In most instances, we attempt to manage these risks through the pricing of our products and services to customers. To the extent that we are unable to sustain price increases in response to commodity price increases, our operating results will likely be adversely affected. We utilize derivative contracts to a limited degree in managing commodity price risks, most notably at MidAmerican. MidAmerican’s exposures to commodities include variations in the price of fuel required to generate electricity, wholesale electricity that is purchased and sold and natural gas supply for customers. Commodity prices are subject to wide price swings as supply and demand are impacted by, among many other unpredictable items, weather, market liquidity, generating facility availability, customer usage, storage and transmission and transportation constraints. To mitigate a portion of the risk, MidAmerican uses derivative instruments, including forwards, futures, options, swaps and other agreements, to effectively secure future supply or sell future production generally at fixed prices. The settled cost of these contracts is generally recovered from customers in regulated rates. Financial results would be negatively impacted

Management’s Discussion (Continued)

Commodity Price Risk (Continued)

if the costs of wholesale electricity, fuel or natural gas are higher than what is permitted to be recovered in rates. MidAmerican also uses futures, options and swap agreements to economically hedge gas and electric commodity prices for physical delivery to non-regulated customers. The table that follows summarizes our commodity price risk on energy derivative contracts of MidAmerican as of December 31, 2013 and 2012 and shows the effects of a hypothetical 10% increase and a 10% decrease in forward market prices by the expected volumes for these contracts as of each date. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios. Dollars are in millions.

	Fair Value Net Assets (Liabilities)	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Price
December 31, 2013	$(140)	10% increase	$(72)
		10% decrease	(208)
December 31, 2012	$(235)	10% increase	$(187)
		10% decrease	(285)

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

See “Market Risk Disclosures” contained in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Management’s Report on Internal Control Over Financial Reporting

Management of Berkshire Hathaway Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears on page 65.

Berkshire Hathaway Inc.

February 28, 2014

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Berkshire Hathaway Inc.

Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of Berkshire Hathaway Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Berkshire Hathaway Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Omaha, Nebraska

February 28, 2014

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	December 31,
	2013	2012
ASSETS
Insurance and Other:
Cash and cash equivalents	$42,614	$42,358
Investments:
Fixed maturity securities	28,785	36,708
Equity securities	115,464	87,081
Other	12,334	10,184
Investments in H.J. Heinz Holding Corporation	12,111	—
Receivables	20,497	21,753
Inventories	9,945	9,675
Property, plant and equipment	19,732	19,188
Goodwill	33,372	33,274
Other	19,244	17,875

	314,098	278,096

Railroad, Utilities and Energy:
Cash and cash equivalents	3,400	2,570
Property, plant and equipment	102,482	87,684
Goodwill	22,603	20,213
Other	16,149	13,441

	144,634	123,908

Finance and Financial Products:
Cash and cash equivalents	2,172	2,064
Investments in equity and fixed maturity securities	1,506	1,432
Other investments	5,617	4,882
Loans and finance receivables	12,826	12,809
Goodwill	1,036	1,036
Other	3,042	3,225

	26,199	25,448

	$484,931	$427,452

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Losses and loss adjustment expenses	$64,866	$64,160
Unearned premiums	10,770	10,237
Life, annuity and health insurance benefits	11,681	10,943
Accounts payable, accruals and other liabilities	22,254	21,149
Notes payable and other borrowings	12,902	13,535

	122,473	120,024

Railroad, Utilities and Energy:
Accounts payable, accruals and other liabilities	14,557	13,113
Notes payable and other borrowings	46,655	36,156

	61,212	49,269

Finance and Financial Products:
Accounts payable, accruals and other liabilities	1,024	1,099
Derivative contract liabilities	5,331	7,933
Notes payable and other borrowings	12,667	13,045

	19,022	22,077

Income taxes, principally deferred	57,739	44,494

Total liabilities	260,446	235,864

Shareholders’ equity:
Common stock	8	8
Capital in excess of par value	35,472	37,230
Accumulated other comprehensive income	44,025	27,500
Retained earnings	143,748	124,272
Treasury stock, at cost	(1,363)	(1,363)

Berkshire Hathaway shareholders’ equity	221,890	187,647
Noncontrolling interests	2,595	3,941

Total shareholders’ equity	224,485	191,588

	$484,931	$427,452

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in millions except per-share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Insurance and Other:
Insurance premiums earned	$36,684	$34,545	$32,075
Sales and service revenues	94,806	83,268	72,803
Interest, dividend and other investment income	4,939	4,534	4,792
Investment gains/losses	3,881	990	1,065

	140,310	123,337	110,735

Railroad, Utilities and Energy:
Operating revenues	34,649	32,383	30,721
Other	108	199	118

	34,757	32,582	30,839

Finance and Financial Products:
Interest, dividend and other investment income	1,469	1,572	1,618
Investment gains/losses	184	472	209
Derivative gains/losses	2,608	1,963	(2,104)
Other	2,822	2,537	2,391

	7,083	6,544	2,114

	182,150	162,463	143,688

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	21,275	20,113	20,829
Life, annuity and health insurance benefits	5,072	5,114	4,879
Insurance underwriting expenses	7,248	7,693	6,119
Cost of sales and services	77,053	67,536	59,839
Selling, general and administrative expenses	11,917	10,503	8,670
Interest expense	426	397	308

	122,991	111,356	100,644

Railroad, Utilities and Energy:
Cost of sales and operating expenses	25,157	23,816	22,736
Interest expense	1,865	1,745	1,703

	27,022	25,561	24,439

Finance and Financial Products:
Interest expense	510	602	653
Other	2,831	2,708	2,638

	3,341	3,310	3,291

	153,354	140,227	128,374

Earnings before income taxes	28,796	22,236	15,314
Income tax expense	8,951	6,924	4,568

Net earnings	19,845	15,312	10,746
Less: Earnings attributable to noncontrolling interests	369	488	492

Net earnings attributable to Berkshire Hathaway shareholders	$19,476	$14,824	$10,254

Average common shares outstanding *	1,643,613	1,651,294	1,649,891
Net earnings per share attributable to Berkshire Hathaway shareholders *	$11,850	$8,977	$6,215

*	Average shares outstanding include average Class A common shares and average Class B common shares determined on an equivalent Class A common stock basis. Net earnings per common share attributable to Berkshire Hathaway shown above represents net earnings per equivalent Class A common share. Net earnings per Class B common share is equal to one-fifteen-hundredth (1/1,500) of such amount or $7.90 per share for 2013, $5.98 per share for 2012 and $4.14 per share for 2011.

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

	Year Ended December 31,
	2013	2012	2011
Net earnings	$19,845	$15,312	$10,746

Other comprehensive income:
Net change in unrealized appreciation of investments	25,111	15,700	(2,146)
Applicable income taxes	(8,691)	(5,434)	811
Reclassification of investment appreciation in net earnings	(2,447)	(953)	(1,245)
Applicable income taxes	856	334	436
Foreign currency translation	(82)	276	(126)
Applicable income taxes	34	(9)	(18)
Prior service cost and actuarial gains/losses of defined benefit pension plans	2,602	5	(1,121)
Applicable income taxes	(950)	(26)	401
Other, net	138	(32)	(104)

Other comprehensive income, net	16,571	9,861	(3,112)

Comprehensive income	36,416	25,173	7,634
Comprehensive income attributable to noncontrolling interests	394	503	385

Comprehensive income attributable to Berkshire Hathaway shareholders	$36,022	$24,670	$7,249

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in millions)

	Berkshire Hathaway shareholders’ equity					Total
	Common stock and capital in excess of par value	Accumulated other comprehensive income	Retained earnings	Treasury stock	Non- controlling interests
Balance at December 31, 2010	$37,541	$20,583	$99,194	$—	$5,616	$162,934
Net earnings	—	—	10,254	—	492	10,746
Other comprehensive income, net	—	(3,005)	—	—	(107)	(3,112)
Issuance (repurchase) of common stock	355	—	—	(67)	—	288
Transactions with noncontrolling interests	(81)	76	—	—	(1,890)	(1,895)

Balance at December 31, 2011	37,815	17,654	109,448	(67)	4,111	168,961
Net earnings	—	—	14,824	—	488	15,312
Other comprehensive income, net	—	9,846	—	—	15	9,861
Issuance (repurchase) of common stock	118	—	—	(1,296)	—	(1,178)
Transactions with noncontrolling interests	(695)	—	—	—	(673)	(1,368)

Balance at December 31, 2012	37,238	27,500	124,272	(1,363)	3,941	191,588
Net earnings	—	—	19,476	—	369	19,845
Other comprehensive income, net	—	16,546	—	—	25	16,571
Issuance of common stock	92	—	—	—	—	92
Transactions with noncontrolling interests	(1,850)	(21)	—	—	(1,740)	(3,611)

Balance at December 31, 2013	$35,480	$44,025	$143,748	$(1,363)	$2,595	$224,485

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net earnings	$19,845	$15,312	$10,746
Adjustments to reconcile net earnings to operating cash flows:
Investment (gains) losses	(4,065)	(1,462)	(1,274)
Depreciation and amortization	6,508	6,154	5,492
Other	373	(213)	2
Changes in operating assets and liabilities before business acquisitions:
Losses and loss adjustment expenses	578	(421)	3,063
Deferred charges reinsurance assumed	(340)	121	(329)
Unearned premiums	519	1,134	852
Receivables and originated loans	1,035	(1,610)	(1,159)
Derivative contract assets and liabilities	(2,430)	(2,183)	1,881
Income taxes	3,514	1,710	1,493
Other	2,167	2,408	(291)

Net cash flows from operating activities	27,704	20,950	20,476

Cash flows from investing activities:
Purchases of fixed maturity securities	(7,546)	(8,250)	(7,362)
Purchases of equity securities	(8,558)	(7,376)	(15,660)
Purchases of other investments	(12,250)	—	(5,000)
Sales of fixed maturity securities	4,311	2,982	3,353
Redemptions and maturities of fixed maturity securities	11,203	6,064	6,872
Sales and redemptions of equity securities	3,869	8,088	14,163
Purchases of loans and finance receivables	(490)	(650)	(1,657)
Collections of loans and finance receivables	654	1,714	2,915
Acquisitions of businesses, net of cash acquired	(6,431)	(3,188)	(8,685)
Purchases of property, plant and equipment	(11,087)	(9,775)	(8,191)
Other	(1,210)	(183)	63

Net cash flows from investing activities	(27,535)	(10,574)	(19,189)

Cash flows from financing activities:
Proceeds from borrowings of insurance and other businesses	2,622	1,820	2,091
Proceeds from borrowings of railroad, utilities and energy businesses	7,491	4,707	2,290
Proceeds from borrowings of finance businesses	3,462	2,352	1,562
Repayments of borrowings of insurance and other businesses	(2,835)	(2,078)	(2,307)
Repayments of borrowings of railroad, utilities and energy businesses	(1,596)	(2,119)	(2,335)
Repayments of borrowings of finance businesses	(3,842)	(3,131)	(1,959)
Changes in short term borrowings, net	(1,317)	(309)	301
Acquisitions of noncontrolling interests and treasury stock	(2,890)	(2,096)	(1,878)
Other	(134)	48	18

Net cash flows from financing activities	961	(806)	(2,217)

Effects of foreign currency exchange rate changes	64	123	2

Increase (decrease) in cash and cash equivalents	1,194	9,693	(928)
Cash and cash equivalents at beginning of year	46,992	37,299	38,227

Cash and cash equivalents at end of year *	$48,186	$46,992	$37,299

* Cash and cash equivalents at end of year are comprised of the following:
Insurance and Other	$42,614	$42,358	$33,513
Railroad, Utilities and Energy	3,400	2,570	2,246
Finance and Financial Products	2,172	2,064	1,540

	$48,186	$46,992	$37,299

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(1) Significant	accounting policies and practices

(a)	Nature of operations and basis of consolidation

Berkshire Hathaway Inc. (“Berkshire”) is a holding company owning subsidiaries engaged in a number of diverse business activities, including insurance and reinsurance, freight rail transportation, utilities and energy, finance, manufacturing, service and retailing. In these notes the terms “us,” “we,” or “our” refer to Berkshire and its consolidated subsidiaries. Further information regarding our reportable business segments is contained in Note 23. Significant business acquisitions completed over the past three years are discussed in Note 2.

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

Intercompany accounts and transactions have been eliminated. In prior years, we presented certain relatively large private placement investments as other investments in the Consolidated Balance Sheets and Statements of Cash Flows and Notes to the Consolidated Financial Statements. At December 31, 2013, we included these investments as components of investments in fixed maturity or equity securities. Prior year presentations were reclassified to conform with the current year presentation.

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

We determine the appropriate classification of investments in fixed maturity and equity securities at the acquisition date and re-evaluate the classification at each balance sheet date. Held-to-maturity investments are carried at amortized cost, reflecting the ability and intent to hold the securities to maturity. Trading investments are securities acquired with the intent to sell in the near term and are carried at fair value. All other securities are classified as available-for-sale and are carried at fair value with net unrealized gains or losses reported as a component of accumulated other comprehensive income. Substantially all of our investments in equity and fixed maturity securities are classified as available-for-sale.

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

In applying the equity method, we record the investment at cost and subsequently increase or decrease the carrying amount of the investment by our proportionate share of the net earnings or losses and other comprehensive income of the investee. We record dividends or other equity distributions as reductions in the carrying value of the investment. In the event that net losses of the investee reduce the carrying amount to zero, additional net losses may be recorded if other investments in the investee are at-risk, even if we have not committed to provide financial support to the investee. Such additional equity method losses, if any, are based upon the change in our claim on the investee’s book value.

Investment gains and losses arise when investments are sold (as determined on a specific identification basis) or are other-than-temporarily impaired. If a decline in the value of an investment below cost is deemed other than temporary, the cost of the investment is written down to fair value, with a corresponding charge to earnings. Factors considered in determining whether an impairment is other than temporary include: the financial condition, business prospects and creditworthiness of the issuer, the relative amount of the decline, our ability and intent to hold the investment until the fair value recovers and the length of time that fair value has been less than cost. With respect to an investment in a fixed maturity security, we recognize an other-than-temporary impairment if we (a) intend to sell or expect to be required to sell the security before its amortized cost is recovered or (b) do not expect to ultimately recover the amortized cost basis even if we do not intend to sell the security. We recognize losses under (a) in earnings and under (b) we recognize the credit loss component in earnings and the difference between fair value and the amortized cost basis net of the credit loss in other comprehensive income.

(e)	Receivables, loans and finance receivables

Receivables of the insurance and other businesses are stated net of estimated allowances for uncollectible balances. Allowances for uncollectible balances are provided when it is probable counterparties or customers will be unable to pay all amounts due based on the contractual terms. Receivables are generally written off against allowances after all reasonable collection efforts are exhausted.

Loans and finance receivables consist primarily of manufactured housing installment loans originated or purchased. Loans and finance receivables are stated at amortized cost based on our ability and intent to hold such loans and receivables to maturity and are stated net of allowances for uncollectible accounts. Amortized cost represents acquisition cost, plus or minus origination and commitment costs paid or fees received, which together with acquisition premiums or discounts, are deferred and amortized as yield adjustments over the life of the loan. Loans and finance receivables include loan securitizations issued when we have the power to direct and the right to receive residual returns. Substantially all of these loans are secured by real or personal property or other assets of the borrower.

Allowances for credit losses from manufactured housing loans include estimates of losses on loans currently in foreclosure and losses on loans not currently in foreclosure. Estimates of losses on loans in foreclosure are based on historical experience and collateral recovery rates. Estimates of losses on loans not currently in foreclosure consider historical default rates, collateral recovery rates and existing economic conditions. Allowances for credit losses also incorporate the historical average time elapsed from the last payment until foreclosure.

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

Loans in the foreclosure process are considered non-performing. Once a loan is in foreclosure, interest income is not recognized unless the foreclosure is cured or the loan is modified. Once a modification is complete, interest income is recognized based on the terms of the new loan. Loans that have gone through foreclosure are charged off when the collateral is sold. Loans not in foreclosure are evaluated for charge off based on individual circumstances concerning the future collectability of the loan and the condition of the collateral securing the loan.

Notes to Consolidated Financial Statements (Continued)

(1)	Significant accounting policies and practices (Continued)

(f)	Derivatives

We carry derivative contracts at fair value. Such balances reflect reductions permitted under master netting agreements with counterparties. The changes in fair value of derivative contracts that do not qualify as hedging instruments for financial reporting purposes are recorded in earnings.

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

Inventories consist of manufactured goods and goods acquired for resale. Manufactured inventory costs include raw materials, direct and indirect labor and factory overhead. Inventories are stated at the lower of cost or market. As of December 31, 2013, approximately 42% of our consolidated inventory cost was determined using the last-in-first-out (“LIFO”) method, 32% using the first-in-first-out (“FIFO”) method, with the remainder using the specific identification method or average cost methods. With respect to inventories carried at LIFO cost, the aggregate difference in value between LIFO cost and cost determined under the FIFO method was $796 million and $793 million as of December 31, 2013 and 2012, respectively.

(i)	Property, plant and equipment

Additions to property, plant and equipment are recorded at cost and consist of major additions, improvements and betterments. With respect to constructed assets, all construction related material, direct labor and contract services as well as certain indirect costs are capitalized. Indirect costs include interest over the construction period. With respect to constructed assets of certain of our regulated utility and energy subsidiaries that are subject to authoritative guidance for regulated operations, capitalized costs also include an equity allowance for funds used during construction, which represents the equity funds necessary to finance the construction of the domestic regulated facilities. Also see Note 1(p).

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

Our businesses evaluate property, plant and equipment for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable or the assets are being held for sale. Upon the occurrence of a triggering event, we assess whether the estimated undiscounted cash flows expected from the use of

Notes to Consolidated Financial Statements (Continued)

(1)	Significant accounting policies and practices (Continued)

(i)	Property, plant and equipment (Continued)

the asset plus residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, we write down the asset to the estimated fair value. Impairment losses are included in earnings, except with respect to impairment of assets of our regulated utility and energy subsidiaries when the impacts of regulation are considered in evaluating the carrying value of regulated assets.

(j)	Goodwill and other intangible assets

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business acquisitions. We evaluate goodwill for impairment at least annually. When evaluating goodwill for impairment we estimate the fair value of the reporting unit. There are several methods that may be used to estimate a reporting unit’s fair value, including market quotations, asset and liability fair values and other valuation techniques, including, but not limited to, discounted projected future net earnings or net cash flows and multiples of earnings. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then the identifiable assets and liabilities of the reporting unit are estimated at fair value as of the current testing date. The excess of the estimated fair value of the reporting unit over the current estimated fair value of net assets establishes the implied value of goodwill. The excess of the recorded goodwill over the implied goodwill value is charged to earnings as an impairment loss. Significant judgment is required in estimating the fair value of the reporting unit and performing goodwill impairment tests.

Intangible assets with definite lives are amortized based on the estimated pattern in which the economic benefits are expected to be consumed or on a straight-line basis over their estimated economic lives. Intangible assets with definite lives are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. Intangible assets with indefinite lives are tested for impairment at least annually and when events or changes in circumstances indicate that it is more likely than not that the asset is impaired.

(k)	Revenue recognition

Insurance premiums for prospective property/casualty and health insurance and reinsurance are earned over the loss exposure or coverage period, in proportion to the level of protection provided. In most cases, premiums are recognized as revenues ratably over the term of the contract with unearned premiums computed on a monthly or daily pro-rata basis. Premiums for retroactive property/casualty reinsurance policies are earned at the inception of the contracts, as all of the underlying loss events covered by these policies occurred in the past. Premiums for life reinsurance and annuity contracts are earned when due. Premiums earned are stated net of amounts ceded to reinsurers. For contracts containing experience rating provisions, premiums are based upon estimated loss experience under the contracts.

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

Operating revenues of utilities and energy businesses resulting from the distribution and sale of natural gas and electricity to customers is recognized when the service is rendered or the energy is delivered. Revenues include unbilled as well as billed amounts. Rates charged are generally subject to federal and state regulation or established under contractual arrangements. When preliminary rates are permitted to be billed prior to final approval by the applicable regulator, certain revenue collected may be subject to refund and a liability for estimated refunds is recorded.

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

Interest income from investments in fixed maturity securities and loans is earned under the interest method, which reflects accrual of interest due under terms of the agreements as well as amortization of acquisition premiums, accruable discounts and capitalized loan origination fees, as applicable. Dividends from equity securities are recognized when earned, which is usually on the ex-dividend date.

(l)	Losses and loss adjustment expenses

Liabilities for losses and loss adjustment expenses are established under property/casualty insurance and reinsurance contracts issued by our insurance subsidiaries for losses that have occurred as of the balance sheet date. The liabilities for losses and loss adjustment expenses are recorded at the estimated ultimate payment amounts, except that amounts arising from certain workers’ compensation reinsurance business are discounted. Estimated ultimate payment amounts are based upon (1) reports of losses from policyholders, (2) individual case estimates and (3) estimates of incurred but not reported losses.

Provisions for losses and loss adjustment expenses are charged to earnings after deducting amounts recovered and estimates of recoverable amounts under ceded reinsurance contracts. Reinsurance contracts do not relieve the ceding company of its obligations to indemnify policyholders with respect to the underlying insurance and reinsurance contracts.

The estimated liabilities of workers’ compensation claims assumed under certain reinsurance contracts are discounted based upon an annual discount rate of 4.5% for claims arising prior to January 1, 2003 and 1% for claims arising thereafter, consistent with discount rates used under insurance statutory accounting principles. The change in such reserve discounts, including the periodic discount accretion is included in earnings as a component of losses and loss adjustment expenses.

(m)	Deferred charges reinsurance assumed

The excess, if any, of the estimated ultimate liabilities for claims and claim settlement costs over the premiums earned with respect to retroactive property/casualty reinsurance contracts are established as deferred charges at inception of such contracts. Deferred charges are subsequently amortized using the interest method over the expected claim settlement periods. Changes to the estimated timing or amount of loss payments produce changes in periodic amortization. Changes in such estimates are applied retrospectively and are included in insurance losses and loss adjustment expenses in the period of the change. The unamortized balances are included in other assets and were $4,359 million and $4,019 million at December 31, 2013 and 2012, respectively.

(n)	Insurance policy acquisition costs

With regards to insurance policies issued or renewed on or after January 1, 2012, incremental costs that are directly related to the successful acquisition of new or renewal of insurance contracts are capitalized, subject to ultimate recoverability, and are subsequently amortized to underwriting expenses as the related premiums are earned. Direct incremental acquisition costs include commissions, premium taxes, and certain other costs associated with successful efforts. All other underwriting costs are expensed as incurred. Prior to January 1, 2012, in addition to these direct incremental costs, capitalized costs also included certain advertising and other costs that are no longer eligible to be capitalized. The recoverability of capitalized insurance policy acquisition costs generally reflects anticipation of investment income. The unamortized balances are included in other assets and were $1,601 million and $1,682 million at December 31, 2013 and 2012, respectively.

(p)	Regulated utilities and energy businesses

Certain domestic energy subsidiaries prepare their financial statements in accordance with authoritative guidance for regulated operations, reflecting the economic effects of regulation from the ability to recover certain costs from customers and the requirement to return revenues to customers in the future through the regulated rate-setting process. Accordingly, certain costs are deferred as regulatory assets and obligations are accrued as regulatory liabilities. These assets and liabilities will be amortized into operating expenses and revenues over various future periods. At December 31, 2013, our Consolidated Balance Sheet includes $3,515 million in regulatory assets and $2,665 million

Notes to Consolidated Financial Statements (Continued)

(1)	Significant accounting policies and practices (Continued)

(p)	Regulated utilities and energy businesses (Continued)

in regulatory liabilities. At December 31, 2012, our Consolidated Balance Sheet includes $2,909 million in regulatory assets and $1,813 million in regulatory liabilities. Regulatory assets and liabilities are components of other assets and other liabilities of utilities and energy businesses.

Regulatory assets and liabilities are continually assessed for probable future inclusion in regulatory rates by considering factors such as applicable regulatory or legislative changes and recent rate orders received by other regulated entities. If future inclusion in regulatory rates ceases to be probable, the amount no longer probable of inclusion in regulatory rates is charged or credited to earnings (or other comprehensive income, if applicable) or returned to customers.

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

The accounts of our non-U.S. based subsidiaries are measured in most instances using the local currency of the subsidiary as the functional currency. Revenues and expenses of these businesses are generally translated into U.S. Dollars at the average exchange rate for the period. Assets and liabilities are translated at the exchange rate as of the end of the reporting period. Gains or losses from translating the financial statements of foreign-based operations are included in shareholders’ equity as a component of accumulated other comprehensive income. Gains and losses arising from transactions denominated in a currency other than the functional currency of the reporting entity are included in earnings.

(s)	Income taxes

Berkshire files a consolidated federal income tax return in the United States, which includes our eligible subsidiaries. In addition, we file income tax returns in state, local and foreign jurisdictions as applicable. Provisions for current income tax liabilities are calculated and accrued on income and expense amounts expected to be included in the income tax returns for the current year. Income taxes reported in earnings also include deferred income tax provisions.

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

(t)	New accounting pronouncements adopted in 2013

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires additional disclosures concerning the amounts reclassified out of each component of accumulated other comprehensive income and into net earnings during the reporting period. We adopted ASU 2013-02 on January 1, 2013 and the required disclosures are included in Note 20.

Notes to Consolidated Financial Statements (Continued)

(1)	Significant accounting policies and practices (Continued)

(t)	New accounting pronouncements adopted in 2013 (Continued)

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities” and in January 2013, the FASB issued ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11, as clarified, applies to derivatives, repurchase agreements and securities lending transactions and requires companies to disclose gross and net information about financial instruments and derivatives eligible for offset and to disclose financial instruments and derivatives subject to master netting arrangements in financial statements. In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 allows an entity to first assess qualitative factors in determining whether it is more-likely-than not that an indefinite-lived intangible asset is impaired, and if certain criteria are met, permits the entity to forego performing a quantitative impairment test. ASU’s 2011-11 and 2012-02 were adopted on January 1, 2013 and had an immaterial effect on our Consolidated Financial Statements.

(u)	New accounting pronouncements to be adopted subsequent to December 31, 2013

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

In January 2014, the FASB issued ASU 2014-01 “Accounting for Investments in Qualified Affordable Housing Tax Credits.” ASU 2014-01 permits an entity to elect the proportional amortization method of accounting for limited liability investments in qualified affordable housing projects if certain criteria are met. Under the proportional amortization method, the investment is amortized in proportion to the tax benefits received and the amortization charge is reported as a component of income tax expense. ASU 2014-01 is effective for fiscal years beginning after December 15, 2014 with early adoption permitted. If elected, the proportional amortization method is required to be applied retrospectively. We are currently evaluating the effect these standards will have on our Consolidated Financial Statements.

(2) Significant	business acquisitions

Our long-held acquisition strategy is to acquire businesses at sensible prices that have consistent earning power, good returns on equity and able and honest management.

On December 19, 2013, MidAmerican acquired NV Energy, Inc. (“NV Energy”), an energy holding company serving approximately 1.2 million electric and 0.2 million retail natural gas customers in Nevada. NV Energy’s principal operating subsidiaries, Nevada Power Company and Sierra Pacific Power Company, are regulated utilities. Under the terms of the acquisition agreement, MidAmerican acquired all outstanding shares of NV Energy’s common stock for approximately $5.6 billion. We accounted for the acquisition pursuant to the acquisition method. NV Energy’s financial results are included in our Consolidated Financial Statements beginning on the acquisition date.

The following table sets forth certain unaudited pro forma consolidated earnings data for 2013 and 2012, as if the NV Energy acquisition was consummated on the same terms at the beginning of 2012 (in millions, except per share amounts).

	December 31,
	2013	2012
Revenues	$185,095	$165,312
Net earnings attributable to Berkshire Hathaway shareholders	19,720	15,010
Net earnings per equivalent Class A common share attributable to Berkshire Hathaway shareholders	11,998	9,090

Notes to Consolidated Financial Statements (Continued)

(2)	Significant business acquisitions (Continued)

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition for NV Energy (in millions).

December 19, 2013
Property, plant and equipment	$9,623
Goodwill	2,280
Other assets, including cash of $304 million	2,369

Assets acquired	$14,272

Accounts payable, accruals and other liabilities	$3,380
Notes payable and other borrowings	5,296

Liabilities assumed	$8,676

Net assets acquired	$5,596

In September 2011, Berkshire acquired The Lubrizol Corporation (“Lubrizol”) pursuant to an agreement under which we acquired all of the outstanding shares of Lubrizol common stock for cash of approximately $8.7 billion. Lubrizol, based in Cleveland, Ohio, is an innovative specialty chemical company that produces and supplies technologies to customers in the global transportation, industrial and consumer markets. These technologies include additives for engine oils, other transportation-related fluids and industrial lubricants, as well as additives for gasoline and diesel fuel. In addition, Lubrizol makes ingredients and additives for personal care products and pharmaceuticals; specialty materials, including plastics; and performance coatings. Lubrizol’s industry-leading technologies in additives, ingredients and compounds enhance the quality, performance and value of customers’ products, while reducing their environmental impact. We accounted for the Lubrizol acquisition pursuant to the acquisition method. Lubrizol’s financial results are included in our Consolidated Financial Statements beginning as of the acquisition date.

In 2012 and 2013, we also completed several smaller-sized business acquisitions, most of which were considered as “bolt-on” acquisitions to several of our existing business operations. Aggregate consideration paid for business acquisitions for 2013 was approximately $1.1 billion and for 2012 was approximately $3.2 billion, which included $438 million for entities that will develop, construct and subsequently operate renewable energy generation facilities. We do not believe that these acquisitions were material, individually or in the aggregate, to our Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Continued)

(3)	Investments in fixed maturity securities

Investments in securities with fixed maturities as of December 31, 2013 and 2012 are summarized by type below (in millions).

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Carrying Value
December 31, 2013
Available for sale:
U.S. Treasury, U.S. government corporations and agencies	$2,650	$16	$(8)	$2,658	$2,658
States, municipalities and political subdivisions	2,221	129	(5)	2,345	2,345
Foreign governments	11,001	182	(110)	11,073	11,073
Corporate bonds	9,383	1,190	(15)	10,558	10,558
Mortgage-backed securities	1,830	218	(8)	2,040	2,040

	27,085	1,735	(146)	28,674	28,674
Held to maturity:
Wm. Wrigley Jr. Company notes	679	17	—	696	679

	$27,764	$1,752	$(146)	$29,370	$29,353

December 31, 2012
Available for sale:
U.S. Treasury, U.S. government corporations and agencies	$2,742	$33	$—	$2,775	$2,775
States, municipalities and political subdivisions	2,735	178	—	2,913	2,913
Foreign governments	11,098	302	(45)	11,355	11,355
Corporate bonds	10,410	2,254	(3)	12,661	12,661
Mortgage-backed securities	2,276	318	(7)	2,587	2,587

	29,261	3,085	(55)	32,291	32,291
Held to maturity:
Wm. Wrigley Jr. Company notes	5,259	875	—	6,134	5,259

	$34,520	$3,960	$(55)	$38,425	$37,550

Investments in fixed maturity securities are reflected in our Consolidated Balance Sheets as follows (in millions).

	December 31,
	2013	2012
Insurance and other	$28,785	$36,708
Finance and financial products	568	842

	$29,353	$37,550

In 2008, we acquired $4.4 billion par amount of 11.45% Wm. Wrigley Jr. Company (“Wrigley”) subordinated notes originally due in 2018 in conjunction with Mars, Incorporated’s (“Mars”) acquisition of Wrigley. On August 30, 2013, the subordinated note agreement was amended to permit a repurchase of all of the Wrigley subordinated notes on October 1, 2013 at a price of 115.45% of par and on that date the subordinated notes were repurchased for $5.08 billion, plus accrued interest. The subordinated notes were previously classified as held-to-maturity. In 2009, we also acquired Wrigley 5% senior notes, which are due in December 2014. The Wrigley senior notes are classified as held-to-maturity.

Investments in foreign government securities include securities issued by national and provincial government entities as well as instruments that are unconditionally guaranteed by such entities. As of December 31, 2013, approximately 94% of foreign government holdings were rated AA or higher by at least one of the major rating agencies and securities issued or guaranteed by the United Kingdom, Germany, Australia, Canada and The Netherlands represented 78% of these investments. Unrealized losses on all fixed maturity investments in a continuous unrealized loss position for more than twelve consecutive months were $26 million as of December 31, 2013 and $9 million as of December 31, 2012.

Notes to Consolidated Financial Statements (Continued)

(3)	Investments in fixed maturity securities (Continued)

The amortized cost and estimated fair value of securities with fixed maturities at December 31, 2013 are summarized below by contractual maturity dates. Actual maturities will differ from contractual maturities because issuers of certain of the securities retain early call or prepayment rights. Amounts are in millions.

	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Mortgage- backed securities	Total
Amortized cost	$8,371	$11,022	$3,601	$2,940	$1,830	$27,764
Fair value	8,499	11,499	4,021	3,311	2,040	29,370

(4)	Investments in equity securities

Investments in equity securities as of December 31, 2013 and 2012 are summarized based on the primary industry of the investee in the table below (in millions).

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2013 *
Banks, insurance and finance	$22,420	$28,021	$—	$50,441
Consumer products	7,082	17,854	—	24,936
Commercial, industrial and other	29,949	12,322	(143)	42,128

	$59,451	$58,197	$(143)	$117,505

*	As of December 31, 2013, approximately 55% of the aggregate fair value was concentrated in the equity securities of four companies (American Express Company—$13.8 billion; Wells Fargo & Company—$21.9 billion; International Business Machines Corporation—$12.8 billion; and The Coca-Cola Company—$16.5 billion).

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2012 *
Banks, insurance and finance	$19,350	$14,753	$(203)	$33,900
Consumer products	7,546	14,917	—	22,463
Commercial, industrial and other	24,586	7,687	(290)	31,983

	$51,482	$37,357	$(493)	$88,346

*	As of December 31, 2012, approximately 59% of the aggregate fair value was concentrated in the equity securities of four companies (American Express Company—$8.7 billion; Wells Fargo & Company—$15.6 billion; International Business Machines Corporation—$13.0 billion; and The Coca-Cola Company—$14.5 billion).

In 2008, we acquired 50,000 shares of 10% Cumulative Perpetual Preferred Stock of The Goldman Sachs Group, Inc. (“GS”) (“GS Preferred”) and warrants to purchase 43,478,260 shares of common stock of GS (“GS Warrants”) for a combined cost of $5 billion. In 2008, we also acquired 30,000 shares of 10% Cumulative Perpetual Preferred Stock of General Electric (“GE”) (“GE Preferred”) and warrants to purchase 134,831,460 shares of common stock of GE (“GE Warrants”) for a combined cost of $3 billion. The GS Preferred and GE Preferred shares were redeemed by GS and GE in 2011. When originally issued, the GS Warrants were exercisable until October 1, 2013 for an aggregate cost of $5 billion ($115/share), and the GE Warrants were exercisable until October 16, 2013 for an aggregate cost of $3 billion ($22.25/share). In the first quarter of 2013, the terms of the GE Warrants and the GS Warrants were amended to provide solely for cashless exercises, whereupon we would receive shares of GS and GE common stock based on the excess, if any, of the market prices, as defined, over the exercise prices, without payment of additional consideration. The warrants were exercised in October 2013 and we received 13,062,594 shares of GS common stock and 10,710,644 shares of GE common stock. Our investments in the GS Warrants and GE Warrants and the common stock received upon the exercises of these warrants are included in the preceding tables.

As of December 31, 2013 and 2012, we concluded that there were no unrealized losses that were other than temporary. Our conclusions were based on: (a) our ability and intent to hold the securities to recovery; (b) our assessment that the underlying business and financial condition of each of these issuers was favorable; (c) our opinion that the relative price declines were not

Notes to Consolidated Financial Statements (Continued)

(4)	Investments in equity securities (Continued)

significant; and (d) our belief that market prices will increase to and exceed our cost. As of December 31, 2013 and 2012, unrealized losses on equity securities in a continuous unrealized loss position for more than twelve consecutive months were $52 million and $45 million, respectively.

Investments in equity securities are reflected in our Consolidated Balance Sheets as follows (in millions).

	December 31,
	2013	2012
Insurance and other	$115,464	$87,081
Railroad, utilities and energy *	1,103	675
Finance and financial products	938	590

	$117,505	$88,346

*	Included in other assets.

(5) Other	investments

Other investments include preferred stock of Wrigley, The Dow Chemical Company (“Dow”) and Bank of America Corporation (“BAC”) as well as warrants to purchase common stock of BAC. Information concerning each of these investments follows.

In 2008, we acquired $2.1 billion liquidation amount of Wrigley preferred stock in conjunction with Mars’ acquisition of Wrigley. The Wrigley preferred stock is entitled to dividends at a rate of 5% per annum. This investment is included in our Finance and Financial Products businesses.

In 2009, we acquired 3,000,000 shares of Series A Cumulative Convertible Perpetual Preferred Stock of Dow (“Dow Preferred”) for a cost of $3 billion. Each share of the Dow Preferred is convertible into 24.201 shares of Dow common stock (equivalent to a conversion price of $41.32 per share). Beginning in April 2014, Dow shall have the right, at its option, to cause some or all of the Dow Preferred to be converted into Dow common stock at the then applicable conversion rate, if Dow’s common stock price exceeds $53.72 per share for any 20 trading days in a consecutive 30-day window ending on the day before Dow exercises its option. The Dow Preferred is entitled to dividends at a rate of 8.5% per annum. The Dow Preferred is included in our Insurance and Other businesses.

In 2011, we acquired 50,000 shares of 6% Cumulative Perpetual Preferred Stock of BAC (“BAC Preferred”) and warrants to purchase 700,000,000 shares of common stock of BAC (“BAC Warrants”) for a combined cost of $5 billion. The BAC Preferred is redeemable at any time by BAC at a price of $105,000 per share ($5.25 billion in aggregate). The BAC Warrants expire in 2021 and are exercisable for an additional aggregate cost of $5 billion ($7.142857/share). The BAC Preferred and BAC Warrants are included in our Insurance and Other businesses (80%) and our Finance and Financial Products businesses (20%).

Our other investments are classified as available-for-sale and are carried at fair value. In the aggregate, the cost of these investments was approximately $10.0 billion and the fair value was approximately $17.9 billion and $15.1 billion at December 31, 2013 and 2012, respectively.

(6) Investments	in H.J. Heinz Holding Corporation

On June 7, 2013, Berkshire and an affiliate of the global investment firm 3G Capital (such affiliate, “3G”), through a newly formed holding company, H.J. Heinz Holding Corporation (“Heinz Holding”), acquired H.J. Heinz Company (“Heinz”). Berkshire and 3G each made equity investments in Heinz Holding, which, together with debt financing obtained by Heinz Holding, was used to acquire all outstanding common stock of Heinz for approximately $23.25 billion in the aggregate.

Heinz is one of the world’s leading marketers and producers of healthy, convenient and affordable foods specializing in ketchup, sauces, meals, soups, snacks and infant nutrition. Heinz is a global family of leading branded products, including Heinz® Ketchup, sauces, soups, beans, pasta, infant foods, Ore-Ida® potato products, Weight Watchers® Smart Ones® entrées and T.G.I. Friday’s® snacks.

Notes to Consolidated Financial Statements (Continued)

(6)	Investments in H.J. Heinz Holding Corporation (Continued)

Berkshire’s investments in Heinz Holding consist of 425 million shares of common stock, warrants to acquire approximately 46 million additional shares of common stock, and cumulative compounding preferred stock (“Preferred Stock”) with a liquidation preference of $8 billion. The aggregate cost of these investments was $12.25 billion. 3G acquired 425 million shares of Heinz Holding common stock for $4.25 billion. In addition, Heinz Holding reserved 39.6 million shares of common stock for issuance under stock options.

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

We are accounting for our investments in Heinz Holding common stock and common stock warrants on the equity method. Accordingly, we have included our proportionate share of net earnings attributable to common stockholders and other comprehensive income in our Consolidated Statements of Earnings and Comprehensive Income beginning as of June 7, 2013. We have concluded that our investment in Preferred Stock represents an equity investment and it is carried at cost in our Consolidated Balance Sheet. The combined carrying value of our investments in Heinz Holding was $12.1 billion as of December 31, 2013. Dividends earned in connection with the Preferred Stock and our share of Heinz Holding’s net loss attributable to common stockholders are included in interest, dividend and other investment income of Insurance and Other in the Consolidated Statement of Earnings.

Summarized consolidated financial information of Heinz Holding and its subsidiaries follows (in millions).

As of December 29, 2013
Assets	$38,972
Liabilities	22,429

For the period June 7, 2013 through December 29, 2013
Sales	$6,240

Net loss	$(77)
Preferred stock dividends earned by Berkshire	(408)

Net loss attributable to common stockholders	$(485)

Earnings attributable to Berkshire *	$153

*	Includes dividends earned less Berkshire’s share of net loss attributable to common stockholders.

Notes to Consolidated Financial Statements (Continued)

(7) Investment	gains/losses

Investment gains/losses, including other-than-temporary impairment (“OTTI”) losses, for each of the three years ending December 31, 2013 are summarized below (in millions).

	2013	2012	2011
Fixed maturity securities—
Gross gains from sales and other disposals	$1,783	$188	$310
Gross losses from sales and other disposals	(139)	(354)	(10)
Equity securities—
Gross gains from sales and redemptions	1,253	1,468	1,889
Gross losses from sales and redemptions	(62)	(12)	(36)
OTTI losses	(228)	(337)	(908)
Other	1,458	509	29

	$4,065	$1,462	$1,274

Investment gains from fixed maturity investments in 2013 included a gain of $680 million related to Mars/Wrigley’s repurchase of the Wrigley subordinated notes as well as gains from the dispositions and conversions of corporate bonds. Other investment gains/losses in 2013 included $1.4 billion related to the changes in the valuations of the GE and GS warrants. Investment gains from equity securities in 2011 included $1.8 billion with respect to the redemptions of our GS and GE preferred stock investments.

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

We recorded OTTI losses on bonds issued by Texas Competitive Electric Holdings (“TCEH”) of $228 million in 2013, $337 million in 2012 and $390 million in 2011. In 2011, OTTI losses also included $337 million with respect to 103.6 million shares of our investment in Wells Fargo & Company (“Wells Fargo”) common stock. These shares had an aggregate original cost of $3.6 billion. On March 31, 2011, when we recorded the losses, we also held an additional 255.4 million shares of Wells Fargo which were acquired at an aggregate cost of $4.4 billion and which had unrealized gains of $3.7 billion. However, the unrealized gains were not reflected in earnings but were instead recorded directly in shareholders’ equity as a component of accumulated other comprehensive income.

(8) Receivables

Receivables of insurance and other businesses are comprised of the following (in millions).

	December 31,
	2013	2012
Insurance premiums receivable	$7,474	$7,845
Reinsurance recoverable on unpaid losses	3,055	2,925
Trade and other receivables	10,328	11,369
Allowances for uncollectible accounts	(360)	(386)

	$20,497	$21,753

Loans and finance receivables of finance and financial products businesses are comprised of the following (in millions).

	December 31,
	2013	2012
Consumer installment loans, commercial loans and finance receivables	$13,170	$13,170
Allowances for uncollectible loans	(344)	(361)

	$12,826	$12,809

Notes to Consolidated Financial Statements (Continued)

(8)	Receivables (Continued)

Consumer installment loans represent approximately 95% and 96% of the aggregate consumer installment loans, commercial loans and finance receivables as of December 31, 2013 and 2012, respectively. Allowances for uncollectible loans predominantly relate to consumer installment loans. Provisions for loan losses for 2013 and 2012 were $249 million and $312 million, respectively. Loan charge-offs, net of recoveries, were $266 million in 2013 and $339 million in 2012. Loan amounts are net of unamortized acquisition discounts of $406 million at December 31, 2013 and $459 million at December 31, 2012. At December 31, 2013, approximately 94% of the loan balances were evaluated collectively for impairment, and the remainder were evaluated individually for impairment. As a part of the evaluation process, credit quality indicators are reviewed and loans are designated as performing or non-performing. At December 31, 2013, approximately 98% of the loan balances were determined to be performing and approximately 93% of those balances were current as to payment status.

(9) Inventories

Inventories are comprised of the following (in millions).

	December 31,
	2013	2012
Raw materials	$1,827	$1,699
Work in process and other	849	883
Finished manufactured goods	3,212	3,187
Goods acquired for resale	4,057	3,906

	$9,945	$9,675

(10)	Property, plant and equipment

Property, plant and equipment of our insurance and other businesses is comprised of the following (in millions).

	Ranges of estimated useful life	December 31,
		2013	2012
Land	—	$1,115	$1,048
Buildings and improvements	2 – 40 years	6,456	6,074
Machinery and equipment	3 – 25 years	16,422	15,436
Furniture, fixtures and other	2 – 15 years	2,753	2,736
Assets held for lease	12 – 30 years	7,249	6,731

		33,995	32,025
Accumulated depreciation		(14,263)	(12,837)

		$19,732	$19,188

Assets held for lease consist primarily of railroad tank cars, intermodal tank containers and other equipment in the transportation and equipment services businesses. As of December 31, 2013, the minimum future lease rentals to be received on assets held for lease (including rail cars leased from others) were as follows (in millions): 2014 – $855; 2015 – $709; 2016 – $559; 2017 – $405; 2018 – $253; and thereafter – $333.

Notes to Consolidated Financial Statements (Continued)

(10)	Property, plant and equipment (Continued)

Property, plant and equipment of our railroad and our utilities and energy businesses is comprised of the following (in millions).

	Ranges of estimated useful life	December 31,
		2013	2012
Railroad:
Land	—	$5,973	$5,950
Track structure and other roadway	5 – 100 years	40,098	38,255
Locomotives, freight cars and other equipment	5 – 37 years	7,551	6,528
Construction in progress	—	973	963
Utilities and energy:
Utility generation, distribution and transmission system	5 – 80 years	57,490	42,682
Interstate pipeline assets	3 – 80 years	6,448	6,354
Independent power plants and other assets	3 – 30 years	2,516	1,860
Construction in progress	—	4,217	2,647

		125,266	105,239
Accumulated depreciation		(22,784)	(17,555)

		$102,482	$87,684

Railroad property, plant and equipment includes the land, other roadway, track structure and rolling stock (primarily locomotives and freight cars) of BNSF. The utility generation, distribution and transmission system and interstate pipeline assets are the regulated assets of public utility and natural gas pipeline subsidiaries. Utility and energy net property, plant and equipment at December 31, 2013 included approximately $9.6 billion attributable to NV Energy, which was acquired on December 19, 2013.

(11)	Goodwill and other intangible assets

A reconciliation of the change in the carrying value of goodwill is as follows (in millions).

	December 31,
	2013	2012
Balance at beginning of year	$54,523	$53,213
Acquisitions of businesses	2,732	1,442
Other, including foreign currency translation	(244)	(132)

Balance at end of year	$57,011	$54,523

Intangible assets other than goodwill are included in other assets and are summarized as follows (in millions).

	December 31, 2013		December 31, 2012
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Insurance and other	$11,923	$3,723	$11,737	$2,994
Railroad, utilities and energy	2,214	1,231	2,163	913

	$14,137	$4,954	$13,900	$3,907

Trademarks and trade names	$2,750	$340	$2,819	$278
Patents and technology	5,173	2,626	5,014	2,059
Customer relationships	4,690	1,518	4,565	1,155
Other	1,524	470	1,502	415

	$14,137	$4,954	$13,900	$3,907

Notes to Consolidated Financial Statements (Continued)

(11)	Goodwill and other intangible assets (Continued)

Amortization expense was $1,090 million in 2013, $1,008 million in 2012 and $809 million in 2011. Estimated amortization expense over the next five years is as follows (in millions): 2014 – $1,052; 2015 – $752; 2016 – $692; 2017 – $648 and 2018 – $635. Intangible assets with indefinite lives as of December 31, 2013 and 2012 were $2,221 million and $2,328 million, respectively.

(12)	Derivative contracts

Derivative contracts have been entered into primarily by our finance and financial products and our energy businesses. Substantially all of the derivative contracts of our finance and financial products businesses are not designated as hedges for financial reporting purposes. Changes in the fair values of such contracts are reported in earnings as derivative gains/losses. We entered into these contracts with the expectation that the premiums received would exceed the amounts ultimately paid to counterparties. A summary of derivative contracts of our finance and financial products businesses follows (in millions).

	December 31, 2013				December 31, 2012
	Assets (3)	Liabilities	Notional Value		Assets (3)	Liabilities	Notional Value
Equity index put options	$—	$4,667	$32,095	(1)	$—	$7,502	$33,357	(1)
Credit default	—	648	7,792	(2)	41	429	11,691	(2)
Other, principally interest rate and foreign currency	—	16			130	2

	$—	$5,331			$171	$7,933

(1)	Represents the aggregate undiscounted amount payable at the contract expiration dates assuming that the value of each index is zero at each contract’s expiration date.

(2)	Represents the maximum undiscounted future value of losses payable under the contracts, if all underlying issuers default and the residual value of the specified obligations is zero.

(3)	Included in other assets of finance and financial products businesses.

Derivative gains/losses of our finance and financial products businesses included in our Consolidated Statements of Earnings were as follows (in millions).

	2013	2012	2011
Equity index put options	$2,843	$997	$(1,787)
Credit default	(213)	894	(251)
Other, principally interest rate and foreign currency	(22)	72	(66)

	$2,608	$1,963	$(2,104)

We have written no new equity index put option contracts since February 2008. The currently outstanding contracts are European style options written on four major equity indexes. Future payments, if any, under any given contract will be required if the underlying index value is below the strike price at the contract expiration date. We received the premiums on these contracts in full at the contract inception dates and therefore have no counterparty credit risk.

The aggregate intrinsic value (which is the undiscounted liability assuming the contracts are settled based on the index values and foreign currency exchange rates as of the balance sheet date) of our equity index put option contracts was approximately $1.7 billion at December 31, 2013 and $3.9 billion at December 31, 2012. However, these contracts may not be unilaterally terminated or fully settled before the expiration dates which occur between June 2018 and January 2026. Therefore, the ultimate amount of cash basis gains or losses on these contracts will not be determined for many years. The remaining weighted average life of all contracts was approximately 7.0 years at December 31, 2013.

Prior to March 2009, credit default contracts were written on various indexes of non-investment grade (or “high yield”) corporate issuers, as well as investment grade corporate and state/municipal debt issuers. These contracts cover the loss in value of specified debt obligations of the issuers arising from default events, which are usually from their failure to make payments or bankruptcy. Loss amounts are subject to contract limits. During 2013, all of our remaining high yield and investment grade corporate issuer contracts expired.

Notes to Consolidated Financial Statements (Continued)

(12)	Derivative contracts (Continued)

At December 31, 2013 our remaining credit default contract exposures relate to more than 500 municipal debt issues with maturities ranging from 2019 to 2054 and that have an aggregate notional value of approximately $7.8 billion. The underlying debt issues have a weighted average maturity of approximately 17.75 years. Pursuant to the contract terms, future loss payments, if any, cannot be settled before the maturity dates of the underlying obligations. We have no counterparty credit risk under these contracts because all premiums were received at the inception of the contracts.

A limited number of our equity index put option contracts contain collateral posting requirements with respect to changes in the fair value or intrinsic value of the contracts and/or a downgrade of Berkshire’s credit ratings. As of December 31, 2013, we did not have any collateral posting requirements and at December 31, 2012, our posting requirements were $40 million. If Berkshire’s credit ratings (currently AA from Standard & Poor’s and Aa2 from Moody’s) are downgraded below either A- by Standard & Poor’s or A3 by Moody’s, additional collateral of up to $1.1 billion could be required to be posted.

Our regulated utility subsidiaries are exposed to variations in the prices of fuel required to generate electricity, wholesale electricity purchased and sold and natural gas supplied for customers. Derivative instruments, including forward purchases and sales, futures, swaps and options, are used to manage a portion of these price risks. Derivative contract assets are included in other assets of railroad, utilities and energy businesses and were $87 million and $49 million as of December 31, 2013 and December 31, 2012, respectively. Derivative contract liabilities are included in accounts payable, accruals and other liabilities of railroad, utilities and energy businesses and were $208 million and $234 million as of December 31, 2013 and December 31, 2012, respectively. Unrealized gains and losses under the contracts of our regulated utilities that are probable of recovery through rates are recorded as regulatory assets or liabilities. Unrealized gains or losses on contracts accounted for as cash flow or fair value hedges are recorded in other comprehensive income or in net earnings, as appropriate.

(13)	Supplemental cash flow information

A summary of supplemental cash flow information for each of the three years ending December 31, 2013 is presented in the following table (in millions).

	2013	2012	2011
Cash paid during the period for:
Income taxes	$5,401	$4,695	$2,885
Interest:
Insurance and other businesses	375	352	243
Railroad, utilities and energy businesses	1,958	1,829	1,821
Finance and financial products businesses	541	620	662
Non-cash investing and financing activities:
Liabilities assumed in connection with business acquisitions	9,224	1,751	5,836
Common stock issued in the acquisition of noncontrolling interests	—	—	245
Borrowings assumed in connection with certain property, plant and equipment additions	—	406	647

Notes to Consolidated Financial Statements (Continued)

(14)	Unpaid losses and loss adjustment expenses

The liabilities for unpaid losses and loss adjustment expenses are based upon estimates of the ultimate claim costs associated with property and casualty claim occurrences as of the balance sheet dates including estimates for incurred but not reported (“IBNR”) claims. Considerable judgment is required to evaluate claims and establish estimated claim liabilities. A reconciliation of the changes in liabilities for unpaid losses and loss adjustment expenses of our property/casualty insurance subsidiaries for each of the three years ending December 31, 2013 is as follows (in millions).

	2013	2012	2011
Unpaid losses and loss adjustment expenses:
Gross liabilities at beginning of year	$64,160	$63,819	$60,075
Ceded losses and deferred charges at beginning of year	(6,944)	(7,092)	(6,545)

Net balance at beginning of year	57,216	56,727	53,530

Incurred losses recorded during the year:
Current accident year	23,027	22,239	23,031
Prior accident years	(1,752)	(2,126)	(2,202)

Total incurred losses	21,275	20,113	20,829

Payments during the year with respect to:
Current accident year	(10,154)	(9,667)	(9,269)
Prior accident years	(10,978)	(10,628)	(8,854)

Total payments	(21,132)	(20,295)	(18,123)

Unpaid losses and loss adjustment expenses:
Net balance at end of year	57,359	56,545	56,236
Ceded losses and deferred charges at end of year	7,414	6,944	7,092
Foreign currency translation adjustment	93	186	(100)
Business acquisitions	—	485	591

Gross liabilities at end of year	$64,866	$64,160	$63,819

Incurred losses recorded during the current year but attributable to a prior accident year (“prior accident years”) reflect the amount of estimation error charged or credited to earnings in each calendar year with respect to the liabilities established as of the beginning of that year. Incurred losses shown in the preceding table include the impact of deferred charge assets established in connection with retroactive reinsurance contracts and discounting of certain assumed workers’ compensation liabilities. Deferred charge and loss discount balances represent time value discounting of the related ultimate estimated claim liabilities.

Before the effects of deferred charges and loss discounting, we reduced the beginning of the year net losses and loss adjustment expenses liability by $1,938 million in 2013, $2,507 million in 2012 and $2,780 million in 2011. In each of the years, the reduction primarily derived from reinsurance assumed business and from private passenger auto and medical malpractice coverages. The reductions in liabilities related to reinsurance assumed business, excluding retroactive reinsurance, were attributable to generally lower than expected reported losses from ceding companies with respect to both property and casualty coverages. Individual underlying claim counts and average amounts per claim are not utilized by our reinsurance assumed businesses because clients do not consistently provide reliable data in sufficient detail. In 2013, we increased liabilities under retroactive reinsurance contracts by approximately $300 million primarily due to net increases in asbestos and environmental liabilities. In 2011, we recorded a $1.1 billion reduction in retroactive reinsurance liabilities primarily due to lower than expected losses under one contract. The reductions in private passenger auto liabilities reflected lower than previously anticipated bodily injury and personal injury protection severities. The reductions in medical malpractice liabilities reflected lower than originally anticipated claims frequencies and severities. Accident year loss estimates are regularly adjusted to consider emerging loss development patterns of prior years’ losses, whether favorable or unfavorable.

Incurred losses for prior accident years also include charges associated with the changes in deferred charge balances related to retroactive reinsurance contracts incepting prior to the beginning of the year and net discounts recorded on liabilities for certain workers’ compensation claims. The aggregate charges included in prior accident years’ incurred losses were $186 million in 2013, $381 million in 2012 and $578 million in 2011. Net discounted workers’ compensation liabilities at December 31, 2013 and 2012 were $2,066 million and $2,155 million, respectively, reflecting net discounts of $1,866 million and $1,990 million, respectively.

Notes to Consolidated Financial Statements (Continued)

(14)	Unpaid losses and loss adjustment expenses (Continued)

We are exposed to environmental, asbestos and other latent injury claims arising from insurance and reinsurance contracts. Liability estimates for environmental and asbestos exposures include case basis reserves and also reflect reserves for legal and other loss adjustment expenses and IBNR reserves. IBNR reserves are based upon our historic general liability exposure base and policy language, previous environmental loss experience and the assessment of current trends of environmental law, environmental cleanup costs, asbestos liability law and judgmental settlements of asbestos liabilities.

The liabilities for environmental, asbestos and other latent injury claims and claims expenses net of reinsurance recoverables were approximately $13.7 billion at December 31, 2013 and $14.0 billion at December 31, 2012. These liabilities included approximately $11.9 billion at December 31, 2013 and $12.4 billion at December 31, 2012 of liabilities assumed under retroactive reinsurance contracts. Liabilities arising from retroactive contracts with exposure to claims of this nature are generally subject to aggregate policy limits. Thus, our exposure to environmental and other latent injury claims under these contracts is, likewise, limited. We monitor evolving case law and its effect on environmental and other latent injury claims. Changing government regulations, newly identified toxins, newly reported claims, new theories of liability, new contract interpretations and other factors could result in significant increases in these liabilities. Such development could be material to our results of operations. We are unable to reliably estimate the amount of additional net loss or the range of net loss that is reasonably possible.

(15)	Notes payable and other borrowings

Notes payable and other borrowings are summarized below (in millions). The weighted average interest rates and maturity date ranges shown in the following tables are based on borrowings as of December 31, 2013.

	Weighted Average Interest Rate	December 31,
		2013	2012
Insurance and other:
Issued by Berkshire due 2014-2047	2.7%	$8,311	$8,323
Short-term subsidiary borrowings	0.4%	949	1,416
Other subsidiary borrowings due 2014-2035	5.9%	3,642	3,796

		$12,902	$13,535

In 2013, Berkshire issued $2.6 billion of senior notes with interest rates ranging from 0.8% to 4.5% and maturities that range from 2016 to 2043 and repaid $2.6 billion of maturing senior notes.

	Weighted Average Interest Rate	December 31,
		2013	2012
Railroad, utilities and energy:
Issued by MidAmerican Energy Holdings Company (“MidAmerican”) and its subsidiaries:
MidAmerican senior unsecured debt due 2014-2043	5.5%	$6,616	$4,621
Subsidiary and other debt due 2014-2043	5.3%	23,033	17,002
Issued by BNSF due 2014-2097	5.3%	17,006	14,533

		$46,655	$36,156

As of December 31, 2013, MidAmerican subsidiary debt included approximately $5.3 billion of debt of NV Energy and its regulated utility subsidiaries. In addition, MidAmerican issued $2.0 billion of senior unsecured notes in connection with funding the NV Energy acquisition. The new senior unsecured notes were issued with interest rates ranging from 1.1% to 5.15% and maturities ranging from 2017 to 2043. MidAmerican subsidiary debt represents amounts issued pursuant to separate financing agreements. All, or substantially all, of the assets of certain MidAmerican subsidiaries are, or may be, pledged or encumbered to support or otherwise secure the debt. These borrowing arrangements generally contain various covenants including, but not limited to, leverage ratios, interest coverage ratios and debt service coverage ratios. In 2013, MidAmerican subsidiaries issued term debt of $2.5 billion in the aggregate and MidAmerican and its subsidiaries repaid approximately $2.0 billion of term debt and short-term borrowings.

Notes to Consolidated Financial Statements (Continued)

(15)	Notes payable and other borrowings (Continued)

In 2013, BNSF issued $3.0 billion of debentures with interest rates ranging from 3.0% to 5.15% and maturities in 2023 ($1.5 billion) and 2043 ($1.5 billion). BNSF’s borrowings are primarily unsecured. As of December 31, 2013, BNSF and MidAmerican and their subsidiaries were in compliance with all applicable debt covenants. Berkshire does not guarantee any debt or other borrowings of BNSF, MidAmerican or their subsidiaries.

	Weighted Average Interest Rate	December 31,
		2013	2012
Finance and financial products:
Issued by Berkshire Hathaway Finance Corporation (“BHFC”) due 2014-2043	3.3%	$11,178	$11,186
Issued by other subsidiaries due 2014-2036	4.7%	1,489	1,859

		$12,667	$13,045

The borrowings of BHFC, a wholly owned finance subsidiary of Berkshire, are fully and unconditionally guaranteed by Berkshire. During 2013, $3.45 billion of BHFC senior notes matured and BHFC issued $3.45 billion of new senior notes to replace maturing notes. The new senior notes were issued with interest rates ranging from 0.95% to 4.3% and maturities ranging from 2017 to 2043.

Our subsidiaries have approximately $6.3 billion in the aggregate of unused lines of credit and commercial paper capacity at December 31, 2013, to support short-term borrowing programs and provide additional liquidity. In addition to borrowings of BHFC, as of December 31, 2013, Berkshire guaranteed approximately $3.9 billion of other subsidiary borrowings. Generally, Berkshire’s guarantee of a subsidiary’s debt obligation is an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all present and future payment obligations.

Principal repayments expected during each of the next five years are as follows (in millions).

	2014	2015	2016	2017	2018
Insurance and other	$2,287	$1,951	$1,175	$1,385	$1,259
Railroad, utilities and energy	2,065	1,454	1,466	1,622	4,021
Finance and financial products	1,333	1,638	1,151	1,843	2,226

	$5,685	$5,043	$3,792	$4,850	$7,506

(16)	Income taxes

The liabilities for income taxes reflected in our Consolidated Balance Sheets are as follows (in millions).

	December 31,
	2013	2012
Currently payable (receivable)	$(395)	$(255)
Deferred	57,442	43,883
Other	692	866

	$57,739	$44,494

Notes to Consolidated Financial Statements (Continued)

(16)	Income taxes (Continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are shown below (in millions).

	December 31,
	2013	2012
Deferred tax liabilities:
Investments – unrealized appreciation and cost basis differences	$25,660	$16,075
Deferred charges reinsurance assumed	1,526	1,392
Property, plant and equipment	32,409	29,715
Other	6,278	6,485

	65,873	53,667

Deferred tax assets:
Unpaid losses and loss adjustment expenses	(817)	(924)
Unearned premiums	(682)	(660)
Accrued liabilities	(3,398)	(3,466)
Derivative contract liabilities	(374)	(1,131)
Other	(3,160)	(3,603)

	(8,431)	(9,784)

Net deferred tax liability	$57,442	$43,883

We have not established deferred income taxes with respect to undistributed earnings of certain foreign subsidiaries. Earnings expected to remain reinvested indefinitely were approximately $9.3 billion as of December 31, 2013. Upon distribution as dividends or otherwise, such amounts would be subject to taxation in the U.S. as well as foreign countries. However, U.S. income tax liabilities would be offset, in whole or in part, by allowable tax credits deriving from income taxes previously paid to foreign jurisdictions. Further, repatriation of all earnings of foreign subsidiaries would be impracticable to the extent that such earnings represent capital needed to support normal business operations in those jurisdictions. As a result, we currently believe that any incremental U.S. income tax liabilities arising from the repatriation of distributable earnings of foreign subsidiaries would not be material.

Income tax expense reflected in our Consolidated Statements of Earnings for each of the three years ending December 31, 2013 is as follows (in millions).

	2013	2012	2011
Federal	$8,155	$5,695	$3,474
State	258	384	444
Foreign	538	845	650

	$8,951	$6,924	$4,568

Current	$5,168	$4,711	$2,897
Deferred	3,783	2,213	1,671

	$8,951	$6,924	$4,568

Notes to Consolidated Financial Statements (Continued)

(16)	Income taxes (Continued)

Income tax expense is reconciled to hypothetical amounts computed at the U.S. federal statutory rate for each of the three years ending December 31, 2013 in the table below (in millions).

	2013	2012	2011
Earnings before income taxes	$28,796	$22,236	$15,314

Hypothetical amounts applicable to above computed at the U.S. federal statutory rate	$10,079	$7,783	$5,360
Dividends received deduction and tax exempt interest	(514)	(518)	(497)
State income taxes, less U.S. federal income tax benefit	168	250	289
Foreign tax rate differences	(256)	(280)	(208)
U.S. income tax credits	(457)	(319)	(241)
Other differences, net	(69)	8	(135)

	$8,951	$6,924	$4,568

We file income tax returns in the United States and in state, local and foreign jurisdictions. We are under examination by the taxing authorities in many of these jurisdictions. We have settled tax return liabilities with U.S. federal taxing authorities for years before 2005. The U.S. Internal Revenue Service (“IRS”) has completed the exams of the 2005 though 2009 tax years. Berkshire and the IRS have informally resolved all proposed adjustments in connection with these years with the IRS Appeals division and expect formal settlements within the next twelve months. The IRS continues to audit Berkshire’s consolidated U.S. federal income tax returns for the 2010 and 2011 tax years. We are also under audit or subject to audit with respect to income taxes in many state and foreign jurisdictions. It is reasonably possible that certain of our income tax examinations will be settled within the next twelve months. We currently do not believe that the outcome of unresolved issues or claims is likely to be material to our Consolidated Financial Statements.

At December 31, 2013 and 2012, net unrecognized tax benefits were $692 million and $866 million, respectively. Included in the balance at December 31, 2013, are $560 million of tax positions that, if recognized, would impact the effective tax rate. The remaining balance in net unrecognized tax benefits principally relates to tax positions for which the ultimate recognition is highly certain but for which there is uncertainty about the timing of such recognition. Because of the impact of deferred tax accounting, other than interest and penalties, the difference in recognition period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. As of December 31, 2013, we do not expect any material changes to the estimated amount of unrecognized tax benefits in the next twelve months.

(17)	Dividend restrictions – Insurance subsidiaries

Payments of dividends by our insurance subsidiaries are restricted by insurance statutes and regulations. Without prior regulatory approval, our principal insurance subsidiaries may declare up to approximately $13 billion as ordinary dividends before the end of 2014.

Combined shareholders’ equity of U.S. based property/casualty insurance subsidiaries determined pursuant to statutory accounting rules (Statutory Surplus as Regards Policyholders) was approximately $129 billion at December 31, 2013 and $106 billion at December 31, 2012. Statutory surplus differs from the corresponding amount determined on the basis of GAAP due to differences in accounting for certain assets and liabilities. For instance, deferred charges reinsurance assumed, deferred policy acquisition costs, certain unrealized gains and losses on investments in fixed maturity securities and related deferred income taxes are recognized for GAAP but not for statutory reporting purposes. In addition, under statutory reporting, goodwill is amortized over 10 years, whereas under GAAP, goodwill is not amortized and is subject to periodic tests for impairment.

Notes to Consolidated Financial Statements (Continued)

(18)	Fair value measurements

Our financial assets and liabilities are summarized below as of December 31, 2013 and December 31, 2012 with fair values shown according to the fair value hierarchy (in millions). The carrying values of cash and cash equivalents, accounts receivable and accounts payable, accruals and other liabilities are considered to be reasonable estimates of their fair values.

	Carrying Value	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$2,658	$2,658	$2,184	$473	$1
States, municipalities and political subdivisions	2,345	2,345	—	2,345	—
Foreign governments	11,073	11,073	7,467	3,606	—
Corporate bonds	11,237	11,254	—	10,187	1,067
Mortgage-backed securities	2,040	2,040	—	2,040	—
Investments in equity securities	117,505	117,505	117,438	60	7
Investment in Heinz Holding Preferred Stock	7,710	7,971	—	—	7,971
Other investments	17,951	17,951	—	—	17,951
Loans and finance receivables	12,826	12,002	—	454	11,548
Derivative contract assets (1)	87	87	3	15	69
Derivative contract liabilities:
Railroad, utilities and energy (1)	208	208	1	198	9
Finance and financial products:
Equity index put options	4,667	4,667	—	—	4,667
Credit default	648	648	—	—	648
Notes payable and other borrowings:
Insurance and other	12,902	13,147	—	13,147	—
Railroad, utilities and energy	46,655	49,879	—	49,879	—
Finance and financial products	12,667	13,013	—	12,354	659
December 31, 2012
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$2,775	$2,775	$1,225	$1,549	$1
States, municipalities and political subdivisions	2,913	2,913	—	2,912	1
Foreign governments	11,355	11,355	4,571	6,784	—
Corporate bonds	17,920	18,795	—	12,011	6,784
Mortgage-backed securities	2,587	2,587	—	2,587	—
Investments in equity securities	88,346	88,346	87,563	64	719
Other investments	15,066	15,066	—	—	15,066
Loans and finance receivables	12,809	11,991	—	304	11,687
Derivative contract assets (1)	220	220	1	128	91
Derivative contract liabilities:
Railroad, utilities and energy (1)	234	234	10	217	7
Finance and financial products:
Equity index put options	7,502	7,502	—	—	7,502
Credit default	429	429	—	—	429
Notes payable and other borrowings:
Insurance and other	13,535	14,284	—	14,284	—
Railroad, utilities and energy	36,156	42,074	—	42,074	—
Finance and financial products	13,045	14,005	—	13,194	811

(1)	Assets are included in other assets and liabilities are included in accounts payable, accruals and other liabilities.

Notes to Consolidated Financial Statements (Continued)

(18)	Fair value measurements (Continued)

The fair values of substantially all of our financial instruments were measured using market or income approaches. Considerable judgment may be required in interpreting market data used to develop the estimates of fair value. Accordingly, the fair values presented are not necessarily indicative of the amounts that could be realized in an actual current market exchange. The use of alternative market assumptions and/or estimation methodologies may have a material effect on the estimated fair value. The hierarchy for measuring fair value consists of Levels 1 through 3, which are described below.

Level 1 – Inputs represent unadjusted quoted prices for identical assets or liabilities exchanged in active markets.

Level 2 – Inputs include directly or indirectly observable inputs (other than Level 1 inputs) such as quoted prices for similar assets or liabilities exchanged in active or inactive markets; quoted prices for identical assets or liabilities exchanged in inactive markets; other inputs that may be considered in fair value determinations of the assets or liabilities, such as interest rates and yield curves, volatilities, prepayment speeds, loss severities, credit risks and default rates; and inputs that are derived principally from or corroborated by observable market data by correlation or other means. Pricing evaluations generally reflect discounted expected future cash flows, which incorporate yield curves for instruments with similar characteristics, such as credit ratings, estimated durations and yields for other instruments of the issuer or entities in the same industry sector.

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

Reconciliations of assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for each of three years ending December 31, 2013 follow (in millions).

	Investments in fixed maturity securities	Investments in equity securities and other investments	Net derivative contract liabilities
Balance at December 31, 2010	$801	$17,624	$(8,222)
Gains (losses) included in:
Earnings	—	—	(2,035)
Other comprehensive income	5	(2,133)	(3)
Regulatory assets and liabilities	—	—	144
Acquisitions	17	5,000	(68)
Dispositions and settlements	(39)	—	275
Transfers into (out of) Level 3	—	(8,800)	1

Balance at December 31, 2011	784	11,691	(9,908)
Gains (losses) included in:
Earnings	—	—	1,873
Other comprehensive income	5	4,094	—
Regulatory assets and liabilities	—	—	(2)
Acquisitions, dispositions and settlements	(8)	—	190
Transfers into (out of) Level 3	(129)	—	—

Balance at December 31, 2012	652	15,785	(7,847)
Gains (losses) included in:
Earnings	312	522	2,652
Other comprehensive income	(14)	3,177	(1)
Regulatory assets and liabilities	—	—	1
Dispositions and settlements	(578)	(31)	(60)
Transfers into (out of) Level 3	—	(1,495)	—

Balance at December 31, 2013	$372	$17,958	$(5,255)

Notes to Consolidated Financial Statements (Continued)

(18)	Fair value measurements (Continued)

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

In 2013, we transferred the fair value measurements of the GS Warrants and GE Warrants out of Level 3 because we concluded that the unobservable inputs were no longer significant. In 2011, our investments in GS Preferred and GE Preferred were redeemed at the options of the issuers and were transferred out of Level 3 in the quarterly periods prior to the redemptions. In 2011, we acquired investments in BAC Preferred and BAC Warrants for an aggregate cost of $5.0 billion.

Quantitative information as of December 31, 2013, with respect to assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) follows (in millions).

	Fair value	Principal valuation techniques	Unobservable Inputs	Weighted Average
Other investments:
Preferred stocks	$12,092	Discounted cash flow	Expected duration	7 years

			Discount for transferability restrictions and subordination	97 basis points

Common stock warrants	5,859	Warrant pricing model	Discount for transferability and hedging restrictions	9%
Net derivative liabilities:
Equity index put options	4,667	Option pricing model	Volatility	21%

Credit default-states/ municipalities	648	Discounted cash flow	Credit spreads	124 basis points

Other investments currently consist of investments that were acquired in a few relatively large private placement transactions and include preferred stocks and common stock warrants. These investments are subject to contractual restrictions on transferability and/or provisions that prevent us from economically hedging our investments. In applying discounted estimated cash flow techniques in valuing the perpetual preferred stocks, we made assumptions regarding the expected durations of the investments, as the issuers may have the right to redeem or convert these investments. We also made estimates regarding the impact of subordination, as the preferred stocks have a lower priority in liquidation than debt instruments of the issuers, which affected the discount rates used. In valuing the common stock warrants, we used a warrant valuation model. While most of the inputs to the model are observable, we are subject to the aforementioned contractual restrictions. We have applied discounts with respect to the contractual restrictions. Increases or decreases to these inputs would result in decreases or increases to the fair values of the investments.

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

The fair values of our state and municipality credit default exposures reflect credit spreads, contract durations, interest rates, bond prices and other inputs believed to be used by market participants in estimating fair value. We utilize discounted cash flow valuation models, which incorporate the aforementioned inputs as well as our own estimates of credit spreads for states and municipalities where there is no observable input. Increases or decreases to the credit spreads will produce increases or decreases in the fair values of the liabilities.

Notes to Consolidated Financial Statements (Continued)

(19)	Common stock

Changes in Berkshire’s issued and outstanding common stock during the three years ending December 31, 2013 are shown in the table below.

	Class A, $5 Par Value (1,650,000 shares authorized)			Class B, $0.0033 Par Value (3,225,000,000 shares authorized)
	Issued	Treasury	Outstanding	Issued	Treasury	Outstanding
Balance at December 31, 2010	947,460	—	947,460	1,050,990,468	—	1,050,990,468
Shares issued to acquire noncontrolling interests	—	—	—	3,253,472	—	3,253,472
Conversions of Class A common stock to Class B common stock and exercises of replacement stock options issued in a business acquisition	(9,118)	—	(9,118)	15,401,421	—	15,401,421
Treasury shares acquired	—	(98)	(98)	—	(801,985)	(801,985)

Balance at December 31, 2011	938,342	(98)	938,244	1,069,645,361	(801,985)	1,068,843,376
Conversions of Class A common stock to Class B common stock and exercises of replacement stock options issued in a business acquisition	(33,814)	—	(33,814)	53,748,595	—	53,748,595
Treasury shares acquired	—	(9,475)	(9,475)	—	(606,499)	(606,499)

Balance at December 31, 2012	904,528	(9,573)	894,955	1,123,393,956	(1,408,484)	1,121,985,472
Conversions of Class A common stock to Class B common stock and exercises of replacement stock options issued in a business acquisition	(35,912)	—	(35,912)	55,381,136	—	55,381,136

Balance at December 31, 2013	868,616	(9,573)	859,043	1,178,775,092	(1,408,484)	1,177,366,608

Each Class A common share is entitled to one vote per share. Class B common stock possesses dividend and distribution rights equal to one-fifteen-hundredth (1/1,500) of such rights of Class A common stock. Each Class B common share possesses voting rights equivalent to one-ten-thousandth (1/10,000) of the voting rights of a Class A share. Unless otherwise required under Delaware General Corporation Law, Class A and Class B common shares vote as a single class. Each share of Class A common stock is convertible, at the option of the holder, into 1,500 shares of Class B common stock. Class B common stock is not convertible into Class A common stock. On an equivalent Class A common stock basis, there were 1,643,954 shares outstanding as of December 31, 2013 and 1,642,945 shares outstanding as of December 31, 2012. In addition to our common stock, 1,000,000 shares of preferred stock are authorized, but none are issued and outstanding.

In September 2011, Berkshire’s Board of Directors (“Berkshire’s Board”) approved a common stock repurchase program under which Berkshire may repurchase its Class A and Class B shares at prices no higher than a 10% premium over the book value of the shares. In December 2012, Berkshire’s Board amended the repurchase program by raising the price limit to no higher than a 20% premium over book value. Berkshire may repurchase shares in the open market or through privately negotiated transactions. Berkshire’s Board authorization does not specify a maximum number of shares to be repurchased. However, repurchases will not be made if they would reduce Berkshire’s consolidated cash equivalent holdings below $20 billion. The repurchase program is expected to continue indefinitely and the amount of repurchases will depend entirely upon the level of cash available, the attractiveness of investment and business opportunities either at hand or on the horizon, and the degree of discount of the market price relative to management’s estimate of intrinsic value. The repurchase program does not obligate Berkshire to repurchase any dollar amount or number of Class A or Class B shares and there is no expiration date to the program. There were no share purchases in 2013. In December 2012, Berkshire repurchased 9,475 Class A shares and 606,499 Class B shares for approximately $1.3 billion through a privately negotiated transaction and market purchases.

Notes to Consolidated Financial Statements (Continued)

(20)	Accumulated other comprehensive income

A summary of the net changes in after-tax accumulated other comprehensive income attributable to Berkshire Hathaway shareholders for each of the three years ending December 31, 2013 and significant amounts reclassified out of accumulated other comprehensive income for the year ended December 31, 2013 follows (in millions).

	Unrealized appreciation of investments, net	Foreign currency translation	Prior service and actuarial gains/losses of defined benefit pension plans	Other	Accumulated other comprehensive income
Balance at December 31, 2010	$21,638	$(240)	$(853)	$38	$20,583

Other comprehensive income, net	(2,144)	(144)	(720)	3	(3,005)
Transactions with noncontrolling interests	132	1	(16)	(41)	76

	(2,012)	(143)	(736)	(38)	(2,929)

Balance at December 31, 2011	19,626	(383)	(1,589)	—	17,654

Other comprehensive income, net	9,647	267	(21)	(47)	9,846
Transactions with noncontrolling interests	(19)	(4)	9	14	—

	9,628	263	(12)	(33)	9,846

Balance at December 31, 2012	29,254	(120)	(1,601)	(33)	27,500

Other comprehensive income, net before reclassifications	16,379	25	1,534	106	18,044
Amounts reclassified from accumulated other comprehensive income	(1,591)	(31)	114	10	(1,498)
Transactions with noncontrolling interests	—	(20)	(1)	—	(21)

	14,788	(26)	1,647	116	16,525

Balance at December 31, 2013	$44,042	$(146)	$46	$83	$44,025

Amounts reclassified from other comprehensive income into net earnings during 2013 are included on the following line items:
Investment gains/losses:
Insurance and other	$(2,382)	$—	$—	$—	$(2,382)
Finance and financial products	(65)	—	—	—	(65)
Other	—	(31)	167	17	153

Reclassifications before income taxes	(2,447)	(31)	167	17	(2,294)
Applicable income taxes	(856)	—	53	7	(796)

	$(1,591)	$(31)	$114	$10	$(1,498)

(21)	Pension plans

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

The components of net periodic pension expense for each of the three years ending December 31, 2013 are as follows (in millions).

	2013	2012	2011
Service cost	$254	$247	$191
Interest cost	547	583	568
Expected return on plan assets	(634)	(610)	(579)
Amortization of actuarial losses and other	225	220	102

Net pension expense	$392	$440	$282

Notes to Consolidated Financial Statements (Continued)

(21)	Pension plans (Continued)

The accumulated benefit obligation is the actuarial present value of benefits earned based on service and compensation prior to the valuation date. The projected benefit obligation (“PBO”) is the actuarial present value of benefits earned based upon service and compensation prior to the valuation date and, if applicable, includes assumptions regarding future compensation levels. Benefit obligations under qualified U.S. defined benefit pension plans are funded through assets held in trusts. Pension obligations under certain non-U.S. plans and non-qualified U.S. plans are unfunded. PBOs of non-qualified U.S. plans and non-U.S. plans which are not funded through assets held in trusts were approximately $1.0 billion as of December 31, 2013 and 2012. MidAmerican’s pension plans cover employees of its various regulated subsidiaries. The costs associated with these regulated operations are generally recoverable through the regulated rate making process.

Reconciliations of the changes in Plan assets and PBOs related to MidAmerican’s pension plans and all other pension plans for each of the two years ending December 31, 2013 are in the following tables (in millions).

	2013			2012
	MidAmerican	All other	Consolidated	MidAmerican	All other	Consolidated
Benefit Obligations
Accumulated benefit obligation at end of year	$4,664	$8,101	$12,765	$4,037	$8,878	$12,915

PBO at beginning of year	$4,284	$9,789	$14,073	$3,863	$9,129	$12,992
Service cost	46	208	254	44	203	247
Interest cost	172	375	547	183	400	583
Benefits paid	(275)	(505)	(780)	(219)	(660)	(879)
Business acquisitions	823	—	823	—	8	8
Actuarial (gains) or losses and other	(44)	(975)	(1,019)	413	709	1,122

PBO at end of year	$5,006	$8,892	$13,898	$4,284	$9,789	$14,073

Plan Assets
Plan assets at beginning of year	$3,651	$6,785	$10,436	$3,245	$5,905	$9,150
Employer contributions	150	274	424	193	456	649
Benefits paid	(275)	(505)	(780)	(219)	(660)	(879)
Actual return on plan assets	497	1,849	2,346	341	1,088	1,429
Business acquisitions	818	—	818	—	6	6
Other	47	(14)	33	91	(10)	81

Plan assets at end of year	$4,888	$8,389	$13,277	$3,651	$6,785	$10,436

Net funded status – net liability	$118	$503	$621	$633	$3,004	$3,637

The net funded status is recognized in the Consolidated Balance Sheets as follows (in millions).

	December 31,
	2013	2012
Accounts payable, accruals and other liabilities	$1,287	$3,441
Losses and loss adjustment expenses	309	256
Other assets	(975)	(60)

	$621	$3,637

Notes to Consolidated Financial Statements (Continued)

(21)	Pension plans (Continued)

Fair value measurements of Plan assets as of December 31, 2013 and 2012 follow (in millions).

	Total Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013
Cash and equivalents	$595	$355	$240	$—
Equity securities	7,844	7,684	160	—
Government obligations	891	607	284	—
Other fixed maturity securities	901	81	820	—
Investment funds and other	3,046	577	2,156	313

	$13,277	$9,304	$3,660	$313

December 31, 2012
Cash and equivalents	$900	$345	$555	$—
Equity securities	5,444	5,211	233	—
Government obligations	899	529	370	—
Other fixed maturity securities	790	92	698	—
Investment funds and other	2,403	419	1,652	332

	$10,436	$6,596	$3,508	$332

Refer to Note 18 for a discussion of the three levels in the hierarchy of fair values. Plan assets measured at fair value with significant unobservable inputs (Level 3) for the years ending December 31, 2013 and 2012 consisted primarily of real estate and limited partnership interests. Plan assets are generally invested with the long-term objective of earning amounts sufficient to cover expected benefit obligations, while assuming a prudent level of risk. Allocations may change as a result of changing market conditions and investment opportunities. The expected rates of return on Plan assets reflect subjective assessments of expected invested asset returns over a period of several years. Generally, past investment returns are not given significant consideration when establishing assumptions for expected long-term rates of returns on Plan assets. Actual experience will differ from the assumed rates.

Benefits payments expected over the next ten years are as follows (in millions): 2014 – $787; 2015 – $802; 2016 – $805; 2017 – $816; 2018 – $823; and 2019 to 2023 – $4,253. Sponsoring subsidiaries expect to contribute $276 million to defined benefit pension plans in 2014.

A reconciliation of the pre-tax accumulated other comprehensive income (loss) related to defined benefit pension plans for each of the two years ending December 31, 2013 follows (in millions).

	2013	2012
Balance at beginning of year	$(2,516)	$(2,521)
Amount included in net periodic pension expense	167	130
Gains (losses) current period and other	2,435	(125)

Balance at end of year	$86	$(2,516)

Weighted average interest rate assumptions used in determining projected benefit obligations and net periodic pension expense were as follows.

	2013	2012
Applicable to pension benefit obligations:
Discount rate	4.6%	4.0%
Expected long-term rate of return on plan assets	6.7	6.6
Rate of compensation increase	3.5	3.6
Discount rate applicable to pension expense	4.1	4.5

Notes to Consolidated Financial Statements (Continued)

(21)	Pension plans (Continued)

Several of our subsidiaries also sponsor defined contribution retirement plans, such as 401(k) or profit sharing plans. Employee contributions to the plans are subject to regulatory limitations and the specific plan provisions. Several of the plans provide that the subsidiary match these contributions up to levels specified in the plans and provide for additional discretionary contributions as determined by management. Employer contributions expensed with respect to these plans were $690 million, $637 million and $572 million for the years ending December 31, 2013, 2012 and 2011, respectively.

(22)	Contingencies and Commitments

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

We lease certain manufacturing, warehouse, retail and office facilities as well as certain equipment. Rent expense for all operating leases was $1,396 million in 2013, $1,401 million in 2012 and $1,288 million in 2011. Future minimum rental payments for operating leases having initial or remaining non-cancelable terms in excess of one year are as follows. Amounts are in millions.

2014	2015	2016	2017	2018	After 2018	Total
$1,245	$1,094	$967	$822	$691	$3,795	$8,614

Our subsidiaries regularly make commitments in the ordinary course of business to purchase goods and services used in their businesses. The most significant of these commitments relate to our railroad, utilities and energy and fractional aircraft ownership businesses. As of December 31, 2013, future purchase commitments under such arrangements are expected to be paid as follows: $15.5 billion in 2014, $6.4 billion in 2015, $4.1 billion in 2016, $3.8 billion in 2017, $3.5 billion in 2018 and $17.0 billion after 2018.

We have owned a controlling interest in Marmon Holdings, Inc. (“Marmon”) since 2008 when we acquired 63.6% of its outstanding shares of common stock. In 2010, we acquired 16.6% of its outstanding common stock for approximately $1.5 billion and in 2012, we acquired an additional 9.8% of its outstanding common stock for aggregate consideration of approximately $1.4 billion. In 2013, we acquired an additional 9.7% of its outstanding common stock for aggregate consideration of approximately $1.47 billion of which $1.2 billion is payable in March 2014. As of December 31, 2013, we own substantially all of Marmon outstanding common stock. On April 29, 2013, we acquired the remaining noncontrolling interests of IMC International Metalworking Companies B.V., the parent company of Iscar, for consideration of $2.05 billion. Berkshire now owns 100% of IMC International Metalworking Companies B.V. Each of these transactions was accounted for as an acquisition of noncontrolling interests. The differences between the consideration paid or payable and the carrying amounts of these noncontrolling interests were recorded as reductions in Berkshire’s shareholders’ equity and aggregated approximately $1.8 billion in 2013 and $700 million in 2012.

Pursuant to the terms of shareholder agreements with noncontrolling shareholders in our other less than wholly-owned subsidiaries, we may be obligated to acquire their equity ownership interests. If we had acquired all outstanding noncontrolling interests as of December 31, 2013, we estimate the cost would have been approximately $3.1 billion. However, the timing and the amount of any such future payments that might be required are contingent on future actions of the noncontrolling owners.

On October 16, 2013, Marmon announced it entered into an agreement to acquire the beverage dispensing and merchandising operations of British engineering company, IMI plc for approximately $1.1 billion. The acquisition closed in January 2014.

On December 30, 2013, we entered into an agreement with Phillips 66 (“PSX”) whereby we would exchange up to the 20,668,118 shares of PSX common stock that we owned on that date for 100% of the outstanding common stock of PSX’s flow improver business, Phillips Specialty Products Inc. (“PSPI”). Per the agreement, the exact number of shares of PSX common

Notes to Consolidated Financial Statements (Continued)

(22)	Contingencies and Commitments (Continued)

stock to be exchanged was to be determined based upon the volume weighted average price of PSX common stock on the closing date. On February 25, 2014, the closing occurred and we exchanged 17,422,615 shares of PSX common stock for the outstanding common stock of PSPI. At the time of the closing, the assets of PSPI included approximately $450 million of cash and cash equivalents.

Berkshire has a 50% interest in a joint venture, Berkadia Commercial Mortgage (“Berkadia”), with Leucadia National Corporation (“Leucadia”) having the other 50% interest. Berkadia is a servicer of commercial real estate loans in the U.S., performing primary, master and special servicing functions for U.S. government agency programs, commercial mortgage-backed securities transactions, banks, insurance companies and other financial institutions. A significant source of funding for Berkadia’s operations is through the issuance of commercial paper. Repayment of the commercial paper is supported by a $2.5 billion surety policy issued by a Berkshire insurance subsidiary. Leucadia has agreed to indemnify Berkshire for one-half of any losses incurred under the policy. As of December 31, 2013, the aggregate amount of Berkadia commercial paper outstanding was $2.47 billion.

(23)	Business segment data

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

Business Identity	Business Activity

GEICO	Underwriting private passenger automobile insurance mainly by direct response methods

General Re	Underwriting excess-of-loss, quota-share and facultative reinsurance worldwide

Berkshire Hathaway Reinsurance Group	Underwriting excess-of-loss and quota-share reinsurance for insurers and reinsurers

Berkshire Hathaway Primary Group	Underwriting multiple lines of property and casualty insurance policies for primarily commercial accounts

BNSF	Operates one of the largest railroad systems in North America

Clayton Homes, XTRA, CORT and other financial services (“Finance and financial products”)	Proprietary investing, manufactured housing and related consumer financing, transportation equipment leasing and furniture leasing

Marmon	An association of approximately 160 manufacturing and service businesses that operate within 11 diverse business sectors

McLane Company	Wholesale distribution of groceries and non-food items

MidAmerican	Regulated electric and gas utility, including power generation and distribution activities in the U.S. and internationally; domestic real estate brokerage

Notes to Consolidated Financial Statements (Continued)

(23)	Business segment data (Continued)

Other businesses not specifically identified with reportable business segments consist of a large, diverse group of manufacturing, service and retailing businesses. A disaggregation of our consolidated data for each of the three most recent years is presented in the tables which follow on this and the following two pages (in millions).

	Revenues			Earnings before income taxes
	2013	2012	2011	2013	2012	2011
Operating Businesses:
Insurance group:
Underwriting:
GEICO	$18,572	$16,740	$15,363	$1,127	$680	$576
General Re	5,984	5,870	5,816	283	355	144
Berkshire Hathaway Reinsurance Group	8,786	9,672	9,147	1,294	304	(714)
Berkshire Hathaway Primary Group	3,342	2,263	1,749	385	286	242
Investment income	4,735	4,474	4,746	4,713	4,454	4,725

Total insurance group	41,419	39,019	36,821	7,802	6,079	4,973
BNSF	22,014	20,835	19,548	5,928	5,377	4,741
Finance and financial products	4,291	4,110	4,014	985	848	774
Marmon	6,979	7,171	6,925	1,176	1,137	992
McLane Company	45,930	37,437	33,279	486	403	370
MidAmerican	12,743	11,747	11,291	1,806	1,644	1,659
Other businesses	42,382	38,647	32,202	5,080	4,591	3,675

	175,758	158,966	144,080	23,263	20,079	17,184
Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	6,673	3,425	(830)	6,673	3,425	(830)
Interest expense, not allocated to segments	—	—	—	(303)	(271)	(221)
Eliminations and other	(281)	72	438	(837)	(997)	(819)

	$182,150	$162,463	$143,688	$28,796	$22,236	$15,314

	Capital expenditures			Depreciation of tangible assets
	2013	2012	2011	2013	2012	2011
Operating Businesses:
Insurance group	$89	$61	$40	$58	$57	$56
BNSF	3,918	3,548	3,325	1,655	1,573	1,480
Finance and financial products	251	367	331	182	184	180
Marmon	847	817	514	498	479	484
McLane Company	225	225	188	159	149	129
MidAmerican	4,307	3,380	2,684	1,577	1,440	1,333
Other businesses	1,450	1,377	1,109	1,289	1,264	1,021

	$11,087	$9,775	$8,191	$5,418	$5,146	$4,683

Notes to Consolidated Financial Statements (Continued)

(23)	Business segment data (Continued)

	Goodwill at year-end		Identifiable assets at year-end
	2013	2012	2013	2012	2011
Operating Businesses:
Insurance group:
GEICO	$1,372	$1,372	$39,568	$30,986	$27,253
General Re	13,532	13,532	29,956	30,477	28,442
Berkshire Hathaway Reinsurance and Primary Groups	607	607	138,480	118,819	104,913

Total insurance group	15,511	15,511	208,004	180,282	160,608

BNSF	14,819	14,836	59,842	56,839	55,282
Finance and financial products	1,036	1,036	25,163	24,412	23,919
Marmon	800	814	11,767	11,230	10,597
McLane Company	701	705	5,209	5,090	4,107
MidAmerican	7,784	5,377	62,189	46,856	42,039
Other businesses	16,360	16,244	39,107	36,875	34,994

	$57,011	$54,523	411,281	361,584	331,546

Reconciliation of segments to consolidated amount:
Corporate and other			16,639	11,345	7,888
Goodwill			57,011	54,523	53,213

			$484,931	$427,452	$392,647

Insurance premiums written by geographic region (based upon the domicile of the insured or reinsured) are summarized below. Dollars are in millions.

	Property/Casualty			Life/Health
	2013	2012	2011	2013	2012	2011
United States	$25,704	$23,186	$22,253	$3,934	$3,504	$3,100
Western Europe	2,234	4,387	4,495	1,339	1,114	880
All other	2,973	2,319	1,089	1,026	1,217	1,090

	$30,911	$29,892	$27,837	$6,299	$5,835	$5,070

In 2013, 2012 and 2011, premiums written and earned attributable to Western Europe were primarily in the United Kingdom, Germany, Switzerland and Luxembourg. In 2012 and 2011, property/casualty insurance premiums earned included approximately $3.4 billion and $2.9 billion, respectively, from a reinsurance contract with Swiss Reinsurance Company Ltd. and its affiliates. This contract expired at the end of 2012 and is now in run-off. Life/health insurance premiums written and earned in the United States included approximately $1.5 billion in 2012 and 2011 from a single contract with Swiss Re Life & Health America Inc., an affiliate of Swiss Reinsurance Company Ltd. This contract was amended in 2013 which resulted in significantly reduced premiums.

Consolidated sales and service revenues in 2013, 2012 and 2011 were $94.8 billion, $83.3 billion and $72.8 billion, respectively. Approximately 85% of such amounts in 2013 were in the United States compared with approximately 84% in 2012 and 86% in 2011. The remainder of sales and service revenues were primarily in Europe and Canada. In each of the three years ending December 31, 2013, consolidated sales and service revenues included sales of approximately $13 billion in 2013 and $12 billion in 2012 and 2011 to Wal-Mart Stores, Inc.

Approximately 96% of our revenues in 2013, 2012 and 2011 from railroad, utilities and energy businesses were in the United States. In each year, most of the remainder was attributed to the United Kingdom. At December 31, 2013, 92% of our consolidated net property, plant and equipment was located in the United States with the remainder primarily in Europe and Canada.

Notes to Consolidated Financial Statements (Continued)

(23)	Business segment data (Continued)

Premiums written and earned by the property/casualty and life/health insurance businesses are summarized below (in millions).

	Property/Casualty			Life/Health
	2013	2012	2011	2013	2012	2011
Premiums Written:
Direct	$24,292	$20,796	$18,512	$931	$554	$67
Assumed	7,339	9,668	9,867	5,437	5,391	5,133
Ceded	(720)	(572)	(542)	(69)	(110)	(130)

	$30,911	$29,892	$27,837	$6,299	$5,835	$5,070

Premiums Earned:
Direct	$23,267	$20,204	$18,038	$931	$554	$67
Assumed	7,928	9,142	9,523	5,425	5,356	5,099
Ceded	(797)	(600)	(522)	(70)	(111)	(130)

	$30,398	$28,746	$27,039	$6,286	$5,799	$5,036

(24)	Quarterly data

A summary of revenues and earnings by quarter for each of the last two years is presented in the following table. This information is unaudited. Dollars are in millions, except per share amounts.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2013
Revenues	$43,867	$44,693	$46,541	$47,049
Net earnings attributable to Berkshire shareholders *	4,892	4,541	5,053	4,990
Net earnings attributable to Berkshire shareholders per equivalent Class A common share	2,977	2,763	3,074	3,035
2012
Revenues	$38,147	$38,546	$41,050	$44,720
Net earnings attributable to Berkshire shareholders *	3,245	3,108	3,920	4,551
Net earnings attributable to Berkshire shareholders per equivalent Class A common share	1,966	1,882	2,373	2,757

*	Includes realized investment gains/losses, other-than-temporary impairment losses on investments and derivative gains/losses. Derivative gains/losses include significant amounts related to non-cash changes in the fair value of long-term contracts arising from short-term changes in equity prices, interest rates and foreign currency rates, among other factors. After-tax investment and derivative gains/losses for the periods presented above are as follows (in millions):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Investment and derivative gains/losses – 2013	$1,110	$622	$1,391	$1,214
Investment and derivative gains/losses – 2012	580	(612)	521	1,738

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Chairman (Chief Executive Officer) and the Senior Vice President (Chief Financial Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chairman (Chief Executive Officer) and the Senior Vice President (Chief Financial Officer) concluded that the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic SEC filings. The report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to Management’s Report on Internal Control Over Financial Reporting, included on page 64 of this report. The attestation report called for by Item 308(b) of Regulation S-K is incorporated herein by reference to Report of Independent Registered Public Accounting Firm, included on page 65 of this report. There has been no change in the Corporation’s internal control over financial reporting during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B.	Other Information

None

Part III

Except for the information set forth under the caption “Executive Officers of the Registrant” in Part I hereof, information required by this Part (Items 10, 11, 12, 13 and 14) is incorporated by reference from the Registrant’s definitive proxy statement, filed pursuant to Regulation 14A, for the Annual Meeting of Shareholders of the Registrant to be held on May 3, 2014, which meeting will involve the election of directors.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)1. Financial Statements

The following Consolidated Financial Statements, as well as the Report of Independent Registered Public Accounting Firm, are included in Part II Item 8 of this report:

PAGE
Report of Independent Registered Public Accounting Firm	65
Consolidated Balance Sheets— December 31, 2013 and December 31, 2012	66
Consolidated Statements of Earnings— Years Ended December 31, 2013, December 31, 2012, and December 31, 2011	67
Consolidated Statements of Comprehensive Income— Years Ended December 31, 2013, December 31, 2012, and December 31, 2011	68
Consolidated Statements of Changes in Shareholders’ Equity— Years Ended December 31, 2013, December 31, 2012, and December 31, 2011	68
Consolidated Statements of Cash Flows— Years Ended December 31, 2013, December 31, 2012, and December 31, 2011	69
Notes to Consolidated Financial Statements	70

2. Financial Statement Schedule
Report of Independent Registered Public Accounting Firm	107
Schedule I—Parent Company Condensed Financial Information
Balance Sheets as of December 31, 2013 and 2012, Statements of Earnings and Comprehensive Income and Cash Flows for the years ended December 31, 2013, December 31, 2012 and December 31, 2011 and Note to Condensed Financial Information	108

Other schedules are omitted because they are not required, information therein is not applicable, or is reflected in the Consolidated Financial Statements or notes thereto.

(b) Exhibits

See the “Exhibit Index” at page 110.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC.

Date: February 28, 2014	/s/ MARC D. HAMBURG
Marc D. Hamburg
Senior Vice President and
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ WARREN E. BUFFETT Warren E. Buffett	Chairman of the Board of Directors—Chief Executive Officer	February 28, 2014 Date

/S/ HOWARD G. BUFFETT Howard G. Buffett	Director	February 28, 2014 Date

/S/ STEPHEN B. BURKE Stephen B. Burke	Director	February 28, 2014 Date

/S/ SUSAN L. DECKER Susan L. Decker	Director	February 28, 2014 Date

/S/ WILLIAM H. GATES III William H. Gates III	Director	February 28, 2014 Date

/S/ DAVID S. GOTTESMAN David S. Gottesman	Director	February 28, 2014 Date

/S/ CHARLOTTE GUYMAN Charlotte Guyman	Director	February 28, 2014 Date

/S/ DONALD R. KEOUGH Donald R. Keough	Director	February 28, 2014 Date

/S/ CHARLES T. MUNGER Charles T. Munger	Vice Chairman of the Board of Directors	February 28, 2014 Date

/S/ THOMAS S. MURPHY Thomas S. Murphy	Director	February 28, 2014 Date

/S/ RONALD L. OLSON Ronald L. Olson	Director	February 28, 2014 Date

/S/ WALTER SCOTT, JR. Walter Scott, Jr.	Director	February 28, 2014 Date

/S/ MERYL B. WITMER Meryl B. Witmer	Director	February 28, 2014 Date

/S/ MARC D. HAMBURG Marc D. Hamburg	Senior Vice President—Principal Financial Officer	February 28, 2014 Date

/S/ DANIEL J. JAKSICH Daniel J. Jaksich	Vice President—Principal Accounting Officer	February 28, 2014 Date

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Berkshire Hathaway Inc.

Omaha, Nebraska

We have audited the consolidated financial statements of Berkshire Hathaway Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and for each of the three years in the period ended December 31, 2013, and the Company’s internal control over financial reporting as of December 31, 2013, and have issued our report thereon dated February 28, 2014; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Omaha, Nebraska

February 28, 2014

BERKSHIRE HATHAWAY INC.

(Parent Company)

Condensed Financial Information

(Dollars in millions)

Schedule I

Balance Sheets

	December 31,
	2013	2012
Assets:
Cash and cash equivalents	$3,412	$10,557
Investments in fixed maturity and equity securities	178	66
Investments in and advances to/from consolidated subsidiaries	215,465	185,996
Investments in H.J. Heinz Holding Corporation	12,111	—
Other assets	97	51

	$231,263	$196,670

Liabilities and Shareholders’ Equity:
Accounts payable, accrued interest and other liabilities	$209	$277
Income taxes	853	423
Notes payable and other borrowings	8,311	8,323

	9,373	9,023
Berkshire Hathaway shareholders’ equity	221,890	187,647

	$231,263	$196,670

Statements of Earnings and Comprehensive Income

	Year ended December 31,
	2013	2012	2011
Income items:
From consolidated subsidiaries:
Dividends and distributions	$6,158	$6,799	$5,883
Undistributed earnings	13,657	8,301	4,546

	19,815	15,100	10,429
Other income	229	88	101

	20,044	15,188	10,530

Cost and expense items:
General and administrative	94	133	66
Interest expense	228	196	146
Income taxes	246	35	64

	568	364	276

Net earnings attributable to Berkshire Hathaway shareholders	19,476	14,824	10,254
Other comprehensive income attributable to Berkshire Hathaway shareholders	16,546	9,846	(3,005)

Comprehensive income attributable to Berkshire Hathaway shareholders	$36,022	$24,670	$7,249

See Note to Condensed Financial Information

BERKSHIRE HATHAWAY INC.

(Parent Company)

Condensed Financial Information

(Dollars in millions)

Schedule I (continued)

Statements of Cash Flows

	Year ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net earnings attributable to Berkshire Hathaway shareholders	$19,476	$14,824	$10,254
Adjustments to reconcile net earnings to cash flows from operating activities:
Undistributed earnings of subsidiaries	(13,657)	(8,301)	(4,546)
Income taxes payable	396	80	69
Other	112	101	70

Net cash flows from operating activities	6,327	6,704	5,847

Cash flows from investing activities:
Investments in H.J. Heinz Holding Corporation	(12,250)	—	—
Sales of fixed maturity securities	—	—	298
Investments in and advances to subsidiaries	(433)	(1,525)	(3,633)

Net cash flows from investing activities	(12,683)	(1,525)	(3,335)

Cash flows from financing activities:
Proceeds from borrowings	2,611	1,740	2,021
Repayments of borrowings	(2,656)	(1,751)	(2,094)
Acquisitions of noncontrolling interests	(836)	(800)	(1,811)
Acquisitions of treasury stock	—	(1,296)	(67)
Other	92	196	112

Net cash flows from financing activities	(789)	(1,911)	(1,839)

Increase (decrease) in cash and cash equivalents	(7,145)	3,268	673
Cash and cash equivalents at beginning of year	10,557	7,289	6,616

Cash and cash equivalents at end of year	$3,412	$10,557	$7,289

Other cash flow information:
Income taxes paid	$4,080	$3,406	$1,882
Interest paid	205	180	122

Note to Condensed Financial Information

On June 7, 2013, Berkshire and an affiliate of the global investment firm 3G Capital (such affiliate, “3G”), through a newly formed holding company, H.J. Heinz Holding Corporation (“Heinz Holding”), acquired H.J. Heinz Company (“Heinz”). Berkshire and 3G each made equity investments in Heinz Holding, which, together with debt financing obtained by Heinz Holding, was used to acquire Heinz for approximately $23.25 billion. Berkshire’s investments in Heinz Holding consist of 425 million shares of common stock, warrants to acquire approximately 46 million additional shares of common stock, and cumulative compounding preferred stock (“Preferred Stock”) with a liquidation preference of $8 billion. The aggregate cost of these investments was $12.25 billion. In January 2013, Berkshire issued $2.6 billion of new senior notes with interest rates ranging from 0.8% to 4.5% and maturities that range from 2016 to 2043. In February 2013, Berkshire repaid $2.6 billion of maturing senior notes. Berkshire’s borrowings at December 31, 2013 and 2012 also included $311 million and $323 million, respectively, under investment agreements. Berkshire’s aggregate borrowings as of December 31, 2013, mature in each of the next five years as follows: 2014—$751 million; 2015—$1,709 million; 2016—$1,051 million; 2017—$1,100 million; and 2018—$808 million.

Berkshire Hathaway Inc. has guaranteed debt obligations of certain of its subsidiaries. As of December 31, 2013, the unpaid balance of subsidiary debt guaranteed by Berkshire totaled approximately $15 billion. Berkshire’s guarantee of subsidiary debt is an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all present and future payment obligations. Berkshire also provides guarantees in connection with long-term equity index put option and credit default contracts entered into by a subsidiary. The estimated fair value of liabilities recorded under such contracts was approximately $5.3 billion as of December 31, 2013. The amount of subsidiary payments under these contracts, if any, is contingent upon future events and will not be fully known for several years.

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
Incorporated by reference to Exhibit 4.1 to Berkshire’s Registration Statement on Form S-3 filed on February 1, 2010.
Other instruments defining the rights of holders of long-term debt of Registrant and its subsidiaries are not being filed since the total amount of securities authorized by all other such instruments does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis as of December 31, 2013. The Registrant hereby agrees to furnish to the Commission upon request a copy of any such debt instrument to which it is a party.

10.1

Equity Commitment Letter of Berkshire Hathaway Inc. with Hawk Acquisition Holding Corporation dated February 13, 2013.

Incorporated by reference to Exhibit 10.1 on Form 8-K of Berkshire Hathaway Inc. filed on February 14, 2013.

12	Calculation of Ratio of Consolidated Earnings to Consolidated Fixed Charges

14	Code of Ethics
Berkshire’s Code of Business Conduct and Ethics is posted on its Internet website at www.berkshirehathaway.com

21	Subsidiaries of Registrant

23	Consent of Independent Registered Public Accounting Firm

31	Rule 13a—14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

95	Mine Safety Disclosures

101	The following financial information from Berkshire Hathaway Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of December 31, 2013 and 2012, (ii) the Consolidated Statements of Earnings for each of the three years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2013, 2012 and 2011, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for each of the three years ended December 31, 2013, 2012 and 2011, (v) the Consolidated Statements of Cash Flows for each of the three years ended December 31, 2013, 2012 and 2011 and (vi) the Notes to Consolidated Financial Statements and Schedule I, tagged in summary and detail.