Form 10-Q
period 2014-03-31
BERKSHIRE HATHAWAY INC
filed 2014-05-02
CIK 1067983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of April 24, 2014:

Class A —	856,453
Class B —	1,181,859,931

BERKSHIRE HATHAWAY INC.

Part I Financial Information

Item 1. Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Insurance and Other:
Cash and cash equivalents	$42,193	$42,433
Investments:
Fixed maturity securities	29,101	28,785
Equity securities	116,160	115,464
Other	13,259	12,334
Investments in H.J. Heinz Holding Corporation	12,087	12,111
Receivables	22,717	20,280
Inventories	10,245	9,860
Property, plant and equipment	13,798	13,623
Goodwill	34,237	33,067
Other	20,518	19,113

	314,315	307,070

Railroad, Utilities and Energy:
Cash and cash equivalents	3,847	3,400
Property, plant and equipment	103,508	102,482
Goodwill	22,685	22,603
Other	16,904	16,149

	146,944	144,634

Finance and Financial Products:
Cash and cash equivalents	2,908	2,353
Investments in equity and fixed maturity securities	1,392	1,506
Other investments	5,884	5,617
Loans and finance receivables	12,464	12,826
Property, plant and equipment and assets held for lease	7,774	7,700
Goodwill	1,342	1,341
Other	1,921	1,884

	33,685	33,227

	$494,944	$484,931

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Losses and loss adjustment expenses	$65,430	$64,866
Unearned premiums	12,271	10,770
Life, annuity and health insurance benefits	11,958	11,681
Accounts payable, accruals and other liabilities	20,849	21,979
Notes payable and other borrowings	12,448	12,440

	122,956	121,736

Railroad, Utilities and Energy:
Accounts payable, accruals and other liabilities	14,467	14,557
Notes payable and other borrowings	47,751	46,655

	62,218	61,212

Finance and Financial Products:
Accounts payable, accruals and other liabilities	1,361	1,299
Derivative contract liabilities	5,095	5,331
Notes payable and other borrowings	13,024	13,129

	19,480	19,759

Income taxes, principally deferred	60,001	57,739

Total liabilities	264,655	260,446

Shareholders’ equity:
Common stock	8	8
Capital in excess of par value	35,465	35,472
Accumulated other comprehensive income	45,049	44,025
Retained earnings	148,453	143,748
Treasury stock, at cost	(1,363)	(1,363)

Berkshire Hathaway shareholders’ equity	227,612	221,890
Noncontrolling interests	2,677	2,595

Total shareholders’ equity	230,289	224,485

	$494,944	$484,931

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in millions except per share amounts)

	First Quarter
	2014	2013
	(Unaudited)
Revenues:
Insurance and Other:
Insurance premiums earned	$9,416	$9,377
Sales and service revenues	22,328	21,996
Interest, dividend and other investment income	1,155	1,010
Investment gains/losses	1,059	434

	33,958	32,817

Railroad, Utilities and Energy:
Revenues	9,753	8,400

Finance and Financial Products:
Sales and service revenues	1,096	1,031
Interest, dividend and other investment income	338	342
Investment gains/losses	72	71
Derivative gains/losses	236	1,206

	1,742	2,650

	45,453	43,867

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	5,590	5,144
Life, annuity and health insurance benefits	1,210	1,261
Insurance underwriting expenses	1,901	1,583
Cost of sales and services	18,137	18,019
Selling, general and administrative expenses	2,888	2,814
Interest expense	98	93

	29,824	28,914

Railroad, Utilities and Energy:
Cost of sales and operating expenses	7,381	6,111
Interest expense	565	447

	7,946	6,558

Finance and Financial Products:
Cost of sales and services	589	558
Selling, general and administrative expenses	377	396
Interest expense	119	146

	1,085	1,100

	38,855	36,572

Earnings before income taxes	6,598	7,295
Income tax expense	1,825	2,278

Net earnings	4,773	5,017
Less: Earnings attributable to noncontrolling interests	68	125

Net earnings attributable to Berkshire Hathaway	$4,705	$4,892

Average common shares outstanding *	1,644,059	1,643,181
Net earnings per share attributable to Berkshire Hathaway shareholders *	$2,862	$2,977

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

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

	First Quarter
	2014	2013
	(Unaudited)
Net earnings	$4,773	$5,017

Other comprehensive income:
Net change in unrealized appreciation of investments	2,591	9,641
Applicable income taxes	(898)	(3,326)
Reclassification of investment appreciation in net earnings	(1,041)	(504)
Applicable income taxes	364	176
Foreign currency translation	26	(650)
Applicable income taxes	7	51
Prior service cost and actuarial gains/losses of defined benefit pension plans	7	87
Applicable income taxes	—	(23)
Other, net	(4)	16

Other comprehensive income, net	1,052	5,468

Comprehensive income	5,825	10,485
Comprehensive income attributable to noncontrolling interests	96	101

Comprehensive income attributable to Berkshire Hathaway shareholders	$5,729	$10,384

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(dollars in millions)

	Berkshire Hathaway shareholders’ equity					Total
	Common stock and capital in excess of par value	Accumulated other comprehensive income	Retained earnings	Treasury stock	Non- controlling interests
Balance at December 31, 2012	$37,238	$27,500	$124,272	$(1,363)	$3,941	$191,588
Net earnings	—	—	4,892	—	125	5,017
Other comprehensive income, net	—	5,492	—	—	(24)	5,468
Issuance of common stock	39	—	—	—	—	39
Transactions with noncontrolling interests	1	—	—	—	(7)	(6)

Balance at March 31, 2013	$37,278	$32,992	$129,164	$(1,363)	$4,035	$202,106

Balance at December 31, 2013	$35,480	$44,025	$143,748	$(1,363)	$2,595	$224,485
Net earnings	—	—	4,705	—	68	4,773
Other comprehensive income, net	—	1,024	—	—	28	1,052
Issuance of common stock	35	—	—	—	—	35
Transactions with noncontrolling interests	(42)	—	—	—	(14)	(56)

Balance at March 31, 2014	$35,473	$45,049	$148,453	$(1,363)	$2,677	$230,289

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	First Quarter
	2014	2013
	(Unaudited)
Cash flows from operating activities:
Net earnings	$4,773	$5,017
Adjustments to reconcile net earnings to operating cash flows:
Investment (gains) losses	(1,131)	(505)
Depreciation and amortization	1,772	1,601
Other	(236)	(16)
Changes in operating assets and liabilities before business acquisitions:
Losses and loss adjustment expenses	474	547
Deferred charges reinsurance assumed	(278)	(389)
Unearned premiums	1,497	1,306
Receivables and originated loans	(2,415)	(1,475)
Derivative contract assets and liabilities	(236)	(1,117)
Income taxes	1,141	1,793
Other	(433)	(707)

Net cash flows from operating activities	4,928	6,055

Cash flows from investing activities:
Purchases of fixed maturity securities	(1,996)	(1,807)
Purchases of equity securities	(1,202)	(1,411)
Sales of fixed maturity securities	88	675
Redemptions and maturities of fixed maturity securities	1,989	1,426
Sales of equity securities	103	673
Purchases of loans and finance receivables	(58)	(57)
Collections of loans and finance receivables	501	69
Acquisitions of businesses, net of cash acquired	(700)	(92)
Purchases of property, plant and equipment	(2,794)	(2,207)
Other	214	(1,225)

Net cash flows from investing activities	(3,855)	(3,956)

Cash flows from financing activities:
Proceeds from borrowings of insurance and other businesses	10	2,579
Proceeds from borrowings of railroad, utilities and energy businesses	1,925	1,500
Proceeds from borrowings of finance businesses	749	519
Repayments of borrowings of insurance and other businesses	(27)	(2,681)
Repayments of borrowings of railroad, utilities and energy businesses	(838)	(152)
Repayments of borrowings of finance businesses	(854)	(615)
Change in short term borrowings, net	(4)	(496)
Acquisitions of noncontrolling interests	(1,286)	(590)
Other	14	(7)

Net cash flows from financing activities	(311)	57

Effects of foreign currency exchange rate changes	—	(59)

Increase in cash and cash equivalents	762	2,097
Cash and cash equivalents at beginning of year *	48,186	46,992

Cash and cash equivalents at end of first quarter *	$48,948	$49,089

* Cash and cash equivalents are comprised of the following:
Beginning of year—
Insurance and Other	$42,433	$42,358
Railroad, Utilities and Energy	3,400	2,570
Finance and Financial Products	2,353	2,064

	$48,186	$46,992

End of first quarter—
Insurance and Other	$42,193	$43,984
Railroad, Utilities and Energy	3,847	3,003
Finance and Financial Products	2,908	2,102

	$48,948	$49,089

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

Note 1. General

The accompanying unaudited Consolidated Financial Statements include the accounts of Berkshire Hathaway Inc. (“Berkshire” or “Company”) consolidated with the accounts of all its subsidiaries and affiliates in which Berkshire holds controlling financial interests as of the financial statement date. In these notes the terms “us,” “we,” or “our” refer to Berkshire and its consolidated subsidiaries. Reference is made to Berkshire’s most recently issued Annual Report on Form 10-K (“Annual Report”) that included information necessary or useful to understanding Berkshire’s businesses and financial statement presentations. Our significant accounting policies and practices were presented as Note 1 to the Consolidated Financial Statements included in the Annual Report. In our 2014 financial statements, we are presenting Marmon’s transportation equipment manufacturing, repair and leasing businesses as a component of finance and financial products businesses. Prior period amounts in these financial statements have been reclassified to conform to the current year presentation. On April 30, 2014, MidAmerican Energy Holdings Company announced it changed its name to Berkshire Hathaway Energy Company (“Berkshire Hathaway Energy”).

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

Note 2. New accounting pronouncements

In February 2013, the FASB issued ASU 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” ASU 2013-04 requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the amount the reporting entity agreed to pay plus additional amounts the reporting entity expects to pay on behalf of its co-obligors. ASU 2013-04 became effective as of January 1, 2014.

In January 2014, the FASB issued ASU 2014-01 “Accounting for Investments in Qualified Affordable Housing Tax Credits.” ASU 2014-01 permits an entity to elect the proportional amortization method of accounting for limited liability investments in qualified affordable housing projects if certain criteria are met. Under the proportional amortization method, the investment is amortized in proportion to the tax benefits received and the amortization charge is reported as a component of income tax expense. We adopted ASU 2014-01 for eligible investments as of January 1, 2014. The adoption of these accounting pronouncements had an immaterial effect on our Consolidated Financial Statements.

In April 2014, the FASB issued ASU 2014-08 “Reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 provides a narrower definition of discontinued operations than under existing U.S. GAAP. ASU 2014-08 requires that only disposals of components of an entity (or groups of components) that represent a strategic shift that has or will have a major effect on the reporting entity’s operations are reported in the financial statements as discontinued operations. ASU 2014-08 also provides guidance on the financial statement presentations and disclosures of discontinued operations. ASU 2014-08 is effective prospectively for disposals (or classifications of held-for-sale) of components of an entity that occur in annual or interim periods beginning after December 15, 2014.

Notes To Consolidated Financial Statements (Continued)

Note 3. Significant business acquisitions

Our long-held acquisition strategy is to acquire businesses at sensible prices that have consistent earning power, good returns on equity and able and honest management.

On December 19, 2013, Berkshire Hathaway Energy acquired NV Energy, Inc. (“NV Energy”) for cash consideration of approximately $5.6 billion. NV Energy is an energy holding company serving approximately 1.2 million retail electric and 0.2 million retail natural gas customers in Nevada. NV Energy’s principal operating subsidiaries, Nevada Power Company and Sierra Pacific Power Company, are regulated utilities. We accounted for the acquisition pursuant to the acquisition method. NV Energy’s financial results are included in our Consolidated Financial Statements beginning on the acquisition date.

The preliminary values of NV Energy’s identified assets acquired and liabilities assumed and residual goodwill at the date of acquisition are summarized as follows (in millions).

December 19, 2013
Property, plant and equipment	$9,550
Goodwill	2,362
Other assets, including cash of $304 million	2,481

Assets acquired	$14,393

Accounts payable, accruals and other liabilities	$3,455
Notes payable and other borrowings	5,342

Liabilities assumed	$8,797

Net assets acquired	$5,596

On January 1, 2014, we acquired the beverage dispensing and merchandising operations of British engineering company, IMI plc for approximately $1.13 billion. This business was acquired through Marmon. On February 25, 2014, we acquired 100% of the outstanding common stock of Phillips Specialty Products Inc. (“PSPI”) in exchange for 17,422,615 shares of Phillips 66 (“PSX”) common stock with an aggregate fair value of $1.35 billion. PSPI, which has been renamed as Lubrizol Specialty Products Inc. (“LSPI”), provides flow improver products to customers worldwide. At their respective acquisition dates, the aggregate preliminary fair values of the identified assets and liabilities of IMI plc and LSPI were approximately $1.87 billion and $450 million, respectively, and the residual goodwill was approximately $1.06 billion.

The following table sets forth certain unaudited pro forma consolidated earnings data for the first three months of 2013 (in millions, except per share amounts).

Revenues	$44,685
Net earnings attributable to Berkshire Hathaway shareholders	4,924
Net earnings per equivalent Class A common share attributable to Berkshire Hathaway shareholders	2,997

Notes To Consolidated Financial Statements (Continued)

Note 4. Investments in fixed maturity securities

Investments in securities with fixed maturities as of March 31, 2014 and December 31, 2013 are summarized by type below (in millions).

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Carrying Value
March 31, 2014
Available for sale:
U.S. Treasury, U.S. government corporations and agencies	$2,926	$16	$(7)	$2,935	$2,935
States, municipalities and political subdivisions	2,074	113	(2)	2,185	2,185
Foreign governments	12,201	221	(85)	12,337	12,337
Corporate bonds	8,213	1,245	(4)	9,454	9,454
Mortgage-backed securities	1,769	224	(6)	1,987	1,987

	27,183	1,819	(104)	28,898	28,898
Held to maturity:
Wm. Wrigley Jr. Company notes	660	14	—	674	660

	$27,843	$1,833	$(104)	$29,572	$29,558

December 31, 2013
Available for sale:
U.S. Treasury, U.S. government corporations and agencies	$2,650	$16	$(8)	$2,658	$2,658
States, municipalities and political subdivisions	2,221	129	(5)	2,345	2,345
Foreign governments	11,001	182	(110)	11,073	11,073
Corporate bonds	9,383	1,190	(15)	10,558	10,558
Mortgage-backed securities	1,830	218	(8)	2,040	2,040

	27,085	1,735	(146)	28,674	28,674
Held to maturity:
Wm. Wrigley Jr. Company notes	679	17	—	696	679

	$27,764	$1,752	$(146)	$29,370	$29,353

Investments in fixed maturity securities are reflected in our Consolidated Balance Sheets as follows (in millions).

	March 31, 2014	December 31, 2013
Insurance and other	$29,101	$28,785
Finance and financial products	457	568

	$29,558	$29,353

Investments in foreign government securities include securities issued by national and provincial government entities as well as instruments that are unconditionally guaranteed by such entities. As of March 31, 2014, approximately 93% of foreign government holdings were rated AA or higher by at least one of the major rating agencies and securities issued or guaranteed by the United Kingdom, Germany, Australia, Canada and The Netherlands represented 75% of these investments. Unrealized losses on all fixed maturity investments in a continuous unrealized loss position for more than twelve consecutive months were $21 million as of March 31, 2014 and $26 million as of December 31, 2013.

The amortized cost and estimated fair value of securities with fixed maturities at March 31, 2014 are summarized below by contractual maturity dates. Actual maturities will differ from contractual maturities because issuers of certain of the securities retain early call or prepayment rights. Amounts are in millions.

	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Mortgage- backed securities	Total
Amortized cost	$7,986	$12,704	$2,587	$2,797	$1,769	$27,843
Fair value	8,069	13,431	2,864	3,221	1,987	29,572

Notes To Consolidated Financial Statements (Continued)

Note 5. Investments in equity securities

Investments in equity securities as of March 31, 2014 and December 31, 2013 are summarized based on the primary industry of the investee in the table below (in millions).

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2014 *
Banks, insurance and finance	$22,410	$30,042	$(7)	$52,445
Consumer products	7,083	16,652	(1)	23,734
Commercial, industrial and other	30,695	11,888	(276)	42,307

	$60,188	$58,582	$(284)	$118,486

*

As of March 31, 2014, approximately 56% of the aggregate fair value was concentrated in the equity securities of four companies (American Express Company – $13.6 billion; Wells Fargo & Company – $24.0 billion; International Business Machines Corporation – $13.2 billion; and The Coca-Cola Company – $15.5 billion).

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2013 *
Banks, insurance and finance	$22,420	$28,021	$—	$50,441
Consumer products	7,082	17,854	—	24,936
Commercial, industrial and other	29,949	12,322	(143)	42,128

	$59,451	$58,197	$(143)	$117,505

* As of December 31, 2013, approximately 55% of the aggregate fair value was concentrated in the equity securities of four companies (American Express Company – $13.8 billion; Wells Fargo & Company – $21.9 billion; International Business Machines Corporation – $12.8 billion; and The Coca-Cola Company – $16.5 billion).

As of March 31, 2014 and December 31, 2013, we concluded that the unrealized losses shown in the tables above were temporary. Our conclusions were based on: (a) our ability and intent to hold the securities to recovery; (b) our assessment that the underlying business and financial condition of each of these issuers was favorable; (c) our opinion that the relative price declines were not significant; and (d) our belief that market prices will increase to and exceed our cost. As of March 31, 2014 and December 31, 2013, unrealized losses on equity securities in a continuous unrealized loss position for more than twelve consecutive months were $44 million and $52 million, respectively.

Investments in equity securities are reflected in our Consolidated Balance Sheets as follows (in millions).

	March 31, 2014	December 31, 2013
Insurance and other	$116,160	$115,464
Railroad, utilities and energy *	1,391	1,103
Finance and financial products	935	938

	$118,486	$117,505

*	Included in other assets.

Note 6. Other investments

Other investments include preferred stock of Wm. Wrigley Jr. Company (“Wrigley”), The Dow Chemical Company (“Dow”) and Bank of America Corporation (“BAC”) as well as warrants to purchase common stock of BAC. Information concerning each of these investments follows.

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

In 2011, we acquired 50,000 shares of 6% Cumulative Perpetual Preferred Stock of BAC (“BAC Preferred”) and warrants to purchase 700,000,000 shares of common stock of BAC (“BAC Warrants”) for a combined cost of $5 billion. The BAC Preferred is currently redeemable at any time by BAC at a price of $105,000 per share ($5.25 billion in aggregate). The BAC Warrants expire in 2021 and are exercisable for an aggregate cost of $5 billion ($7.142857/share). The BAC Preferred and BAC Warrants are included in our Insurance and Other businesses (80%) and our Finance and Financial Products businesses (20%). At the end of 2013, Berkshire agreed to a proposed amendment to the terms of the BAC Preferred. Under the proposed amendment, the BAC Preferred would not be redeemable for a period of five years from the date the amendment is adopted and dividends would no longer be cumulative. The amendment is subject to the approval by a majority of the voting power of BAC’s shareholders for which a shareholder vote is scheduled to take place on May 7, 2014.

Our other investments are classified as available-for-sale and are carried at fair value. In the aggregate, the cost of these investments was $10.0 billion and the fair value was approximately $19.1 billion and $17.9 billion at March 31, 2014 and December 31, 2013, respectively.

Note 7. Investments in H.J. Heinz Holding Corporation

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

Notes To Consolidated Financial Statements (Continued)

Note 7. Investments in H.J. Heinz Holding Corporation (Continued)

We account for our investments in Heinz Holding common stock and common stock warrants on the equity method. Accordingly, we included our proportionate share of Heinz Holding’s net earnings attributable to common stockholders and other comprehensive income in our Consolidated Statements of Earnings and Comprehensive Income. We account for our investment in Preferred Stock as an equity investment and it is carried at cost in our Consolidated Balance Sheets. Dividends earned in connection with the Preferred Stock and our share of Heinz Holding’s net earnings attributable to common stockholders are included in interest, dividend and other investment income of Insurance and Other in the Consolidated Statements of Earnings.

Summarized consolidated financial information of Heinz Holding and its subsidiaries follows (in millions).

	March 30, 2014	December 29,2013
Assets	$38,962	$38,972
Liabilities	22,461	22,429

First quarter 2014
Sales	$2,800

Net earnings	$195
Preferred stock dividends earned by Berkshire	(180)

Net earnings attributable to common stockholders	$15

Earnings attributable to Berkshire *	$188

*	Includes dividends earned plus Berkshire’s share of net earnings attributable to common stockholders.

Note 8. Investment gains/losses

Investment gains/losses are summarized below (in millions).

	First Quarter
	2014	2013
Fixed maturity securities —
Gross gains from sales and other disposals	$190	$15
Gross losses from sales and other disposals	(29)	(54)
Equity securities —
Gross gains from sales and other disposals	1,004	109
Gross losses from sales and other disposals	—	(1)
Other-than-temporary impairments	(19)	(85)
Other	(15)	521

	$1,131	$505

Investment gains/losses are reflected in the Consolidated Statements of Earnings as follows.

Insurance and other	$1,059	$434
Finance and financial products	72	71

	$1,131	$505

Gains from disposals of equity securities in the first quarter of 2014 included a non-cash holding gain of $949 million realized on the exchange of PSX common stock in connection with the acquisition of PSPI, which was completed February 25, 2014. The holding gain represents the excess of the fair value of the PSX stock exchanged over its cost basis. See Note 3.

We record investments in equity and fixed maturity securities classified as available-for-sale at fair value and record the difference between fair value and cost in other comprehensive income. Other-than-temporary impairment charges recognized in earnings with respect to such investments represent reductions in the cost basis of the investments, but not the carrying values. Accordingly, these charges are offset by a corresponding credit to other comprehensive income and therefore have no net effect on shareholders’ equity as of the balance sheet date.

Notes To Consolidated Financial Statements (Continued)

Note 9. Receivables

Receivables of insurance and other businesses are comprised of the following (in millions).

	March 31, 2014	December 31, 2013
Insurance premiums receivable	$8,725	$7,474
Reinsurance recoverable on unpaid losses	3,196	3,055
Trade and other receivables	11,148	10,111
Allowances for uncollectible accounts	(352)	(360)

	$22,717	$20,280

Loans and finance receivables of finance and financial products businesses are comprised of the following (in millions).

	March 31, 2014	December 31, 2013
Consumer installment loans, commercial loans and finance receivables	$12,807	$13,170
Allowances for uncollectible loans	(343)	(344)

	$12,464	$12,826

Consumer installment loans represented approximately 98% and 95% of the aggregate consumer installment loans, commercial loans and finance receivables as of March 31, 2014 and December 31, 2013, respectively. Allowances for uncollectible loans predominantly related to consumer installment loans. Provisions for loan losses for the first quarter of 2014 and 2013 were $46 million and $66 million, respectively and loan charge-offs, net of recoveries, were $47 million in 2014 and $78 million in 2013. The carrying values of loans were net of unamortized acquisition discounts of $321 million at March 31, 2014 and $406 million at December 31, 2013. At March 31, 2014, approximately 97% of the loan balances were evaluated collectively for impairment, and the remainder was evaluated individually for impairment. As a part of the evaluation process, credit quality indicators are reviewed and loans are designated as performing or non-performing. At March 31, 2014, approximately 98% of the loan balances were determined to be performing and approximately 95% of those balances were current as to payment status.

Note 10. Inventories

Inventories are comprised of the following (in millions).

	March 31, 2014	December 31, 2013
Raw materials	$1,828	$1,755
Work in process and other	872	842
Finished manufactured goods	3,430	3,206
Goods acquired for resale	4,115	4,057

	$10,245	$9,860

Note 11. Property, plant and equipment and assets held for lease

A summary of property, plant and equipment of our insurance and other businesses follows (in millions).

	Ranges of estimated useful life	March 31, 2014	December 31, 2013
Land	—	$1,104	$1,098
Buildings and improvements	2 – 40 years	6,308	6,244
Machinery and equipment	3 – 25 years	16,136	15,984
Furniture, fixtures and other	2 – 15 years	2,924	2,748

		26,472	26,074
Accumulated depreciation		(12,674)	(12,451)

		$13,798	$13,623

Depreciation expense of insurance and other businesses for the first quarter of 2014 and 2013 was $397 million and $400 million, respectively.

Notes To Consolidated Financial Statements (Continued)

Note 11. Property, plant and equipment and assets held for lease (Continued)

A summary of property, plant and equipment of our railroad and our utilities and energy businesses follows (in millions).

	Ranges of estimated useful life	March 31, 2014	December 31, 2013
Railroad:
Land	—	$5,973	$5,973
Track structure and other roadway	5 – 100 years	40,525	40,098
Locomotives, freight cars and other equipment	5 – 40 years	7,996	7,551
Construction in progress	—	971	973
Utilities and energy:
Utility generation, distribution and transmission system	5 – 80 years	57,903	57,490
Interstate pipeline assets	3 – 80 years	6,498	6,448
Independent power plants and other assets	3 – 30 years	2,999	2,516
Construction in progress	—	4,247	4,217

		127,112	125,266
Accumulated depreciation		(23,604)	(22,784)

		$103,508	$102,482

Railroad property, plant and equipment includes the land, other roadway, track structure and rolling stock (primarily locomotives and freight cars) of BNSF. The utility generation, distribution and transmission system and interstate pipeline assets are the regulated assets of public utility and natural gas pipeline subsidiaries. Depreciation expense of the railroad, utilities and energy businesses for the first quarter of 2014 and 2013 was $947 million and $795 million, respectively.

Assets held for lease and other property, plant and equipment of our finance and financial products businesses are summarized below (in millions).

	Ranges of estimated useful life	March 31, 2014	December 31, 2013
Assets held for lease	6 – 30 years	$9,651	$9,509
Land	—	232	233
Buildings, machinery and other	3 – 50 years	1,159	1,146

		11,042	10,888
Accumulated depreciation		(3,268)	(3,188)

		$7,774	$7,700

Depreciation expense of the finance and financial products businesses for the first quarter of 2014 and 2013 was $148 million and $142 million, respectively.

Note 12. Goodwill and other intangible assets

A reconciliation of the change in the carrying value of goodwill is as follows (in millions).

	March 31, 2014	December 31, 2013
Balance at beginning of year	$57,011	$54,523
Acquisitions of businesses	1,236	2,732
Other, including foreign currency translation	17	(244)

Balance at end of period	$58,264	$57,011

Notes To Consolidated Financial Statements (Continued)

Note 12. Goodwill and other intangible assets (Continued)

Intangible assets other than goodwill are included in other assets and are summarized as follows (in millions).

	March 31, 2014		December 31, 2013
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Insurance and other	$12,924	$3,936	$11,923	$3,723
Railroad, utilities and energy	2,214	1,309	2,214	1,231

	$15,138	$5,245	$14,137	$4,954

Trademarks and trade names	$2,988	$365	$2,750	$340
Patents and technology	5,667	2,771	5,173	2,626
Customer relationships	4,880	1,618	4,690	1,518
Other	1,603	491	1,524	470

	$15,138	$5,245	$14,137	$4,954

Amortization expense was $280 million for the first quarter of 2014 and $264 million for the first quarter of 2013. Intangible assets with indefinite lives as of March 31, 2014 and December 31, 2013 were $2,457 million and $2,221 million, respectively.

Note 13. Derivative contracts

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

	March 31, 2014				December 31, 2013
	Assets	Liabilities	Notional Value		Assets	Liabilities	Notional Value
Equity index put options	$—	$4,800	$32,225	(1)	$—	$4,667	$32,095	(1)
Credit default	—	275	7,792	(2)	—	648	7,792	(2)
Other, principally interest rate and foreign currency	—	20			—	16

	$—	$5,095			$—	$5,331

(1)	Represents the aggregate undiscounted amount payable at the contract expiration dates assuming that the value of the related index is zero at each contract’s expiration date.

(2)	Represents the maximum undiscounted future value of losses payable under the contracts, if all underlying issuers default and the residual value of the specified obligations is zero.

Derivative gains/losses of our finance and financial products businesses included in our Consolidated Statements of Earnings for the first quarter of 2014 and 2013 were as follows (in millions).

	First Quarter
	2014	2013
Equity index put options	$(132)	$1,246
Credit default	373	(14)
Other, principally interest rate and foreign currency	(5)	(26)

	$236	$1,206

Notes To Consolidated Financial Statements (Continued)

Note 13. Derivative contracts (Continued)

We have written no new equity index put option contracts since February 2008. The contracts currently outstanding are European style options written on four major equity indexes. Future payments, if any, under any given contract will be required if the underlying index value is below the strike price at the contract expiration date. We received the premiums on these contracts in full at the contract inception dates and therefore have no counterparty credit risk.

The aggregate intrinsic value (which is the undiscounted liability assuming the contracts are settled based on the index values and foreign currency exchange rates as of the balance sheet date) of our equity index put option contracts was approximately $1.6 billion at March 31, 2014 and $1.7 billion at December 31, 2013. However, these contracts may not be unilaterally terminated or fully settled before the expiration dates which occur between June 2018 and January 2026. Therefore, the ultimate amount of cash basis gains or losses on these contracts will not be determined for many years. The remaining weighted average life of all contracts was approximately 6.75 years at March 31, 2014.

Our remaining credit default contract relates to approximately 500 municipal debt issues with maturities ranging from 2019 to 2054 and has an aggregate notional value of approximately $7.8 billion. The underlying debt issues have a weighted average maturity of approximately 17.5 years. Pursuant to the contract terms, future loss payments, if any, cannot be settled before the maturity dates of the underlying obligations. We have no counterparty credit risk under this contract because all premiums were received at the inception of the contract.

A limited number of our equity index put option contracts contain collateral posting requirements with respect to changes in the fair value or intrinsic value of the contracts and/or a downgrade of Berkshire’s credit ratings. As of March 31, 2014 and December 31, 2013 we did not have any collateral posting requirements. If Berkshire’s credit ratings (currently AA from Standard & Poor’s and Aa2 from Moody’s) are downgraded below either A- by Standard & Poor’s or A3 by Moody’s, additional collateral of up to $1.1 billion could be required to be posted.

Our regulated utility subsidiaries are exposed to variations in the prices of fuel required to generate electricity, wholesale electricity purchased and sold and natural gas supplied for customers. Derivative instruments, including forward purchases and sales, futures, swaps and options, are used to manage a portion of these price risks. Derivative contract assets are included in other assets of railroad, utilities and energy businesses and were $93 million and $87 million as of March 31, 2014 and December 31, 2013, respectively. Derivative contract liabilities are included in accounts payable, accruals and other liabilities of railroad, utilities and energy businesses and were $160 million and $208 million as of March 31, 2014 and December 31, 2013, respectively. Unrealized gains and losses under the contracts of our regulated utilities that are probable of recovery through rates are recorded as regulatory assets or liabilities. Unrealized gains or losses on contracts accounted for as cash flow or fair value hedges are recorded in other comprehensive income or in net earnings, as appropriate.

Note 14. Supplemental cash flow information

A summary of supplemental cash flow information for the first quarter of 2014 and 2013 is presented in the following table (in millions).

	First Quarter
	2014	2013
Cash paid during the period for:
Income taxes	$283	$241
Interest:
Insurance and other businesses	139	119
Railroad, utilities and energy businesses	678	505
Finance and financial products businesses	102	139

Investments in equity securities exchanged in connection with business acquisition	1,350	—
Liabilities assumed in connection with business acquisitions	567	—

Notes To Consolidated Financial Statements (Continued)

Note 15. Notes payable and other borrowings

Notes payable and other borrowings are summarized below (in millions). The weighted average interest rates and maturity date ranges shown in the following tables are based on borrowings as of March 31, 2014.

	Weighted Average Interest Rate	March 31, 2014	December 31, 2013
Insurance and other:
Issued by Berkshire due 2014-2047	2.7%	$8,305	$8,311
Short-term subsidiary borrowings	0.3%	978	949
Other subsidiary borrowings due 2014-2035	6.0%	3,165	3,180

		$12,448	$12,440

	Weighted Average Interest Rate	March 31, 2014	December 31, 2013
Railroad, utilities and energy:
Issued by Berkshire Hathaway Energy and its subsidiaries:
Berkshire Hathaway Energy senior unsecured debt due 2017-2043	5.7%	$6,366	$6,616
Subsidiary and other debt due 2014-2043	5.3%	23,436	23,033
Issued by BNSF due 2014-2097	5.2%	17,949	17,006

		$47,751	$46,655

Berkshire Hathaway Energy subsidiary debt represents amounts issued pursuant to separate financing agreements. All, or substantially all, of the assets of certain Berkshire Hathaway Energy subsidiaries are, or may be, pledged or encumbered to support or otherwise secure the debt. These borrowing arrangements generally contain various covenants including, but not limited to, leverage ratios, interest coverage ratios and debt service coverage ratios. In the first quarter of 2014, Berkshire Hathaway Energy subsidiaries issued term debt of $425 million.

In March 2014, BNSF issued $500 million of 3.75% debentures due in 2024 and $1.0 billion of 4.9% debentures due in 2044. BNSF’s borrowings are primarily unsecured. As of March 31, 2014, BNSF and Berkshire Hathaway Energy and their subsidiaries were in compliance with all applicable debt covenants. Berkshire does not guarantee any debt or other borrowings of BNSF, Berkshire Hathaway Energy or their subsidiaries.

	Weighted Average Interest Rate	March 31, 2014	December 31, 2013
Finance and financial products:
Issued by Berkshire Hathaway Finance Corporation (“BHFC”) due 2014-2043	3.3%	$11,177	$11,178
Issued by other subsidiaries due 2014-2036	4.9%	1,847	1,951

		$13,024	$13,129

The borrowings of BHFC, a wholly owned finance subsidiary of Berkshire, are fully and unconditionally guaranteed by Berkshire. In January 2014, $750 million of BHFC senior notes matured and BHFC issued $750 million of new senior notes to replace maturing notes. The new senior notes consisted of $650 million of floating rate notes due in 2017 and $100 million of 2% notes due in 2018.

Our subsidiaries have approximately $6.2 billion in the aggregate of unused lines of credit and commercial paper capacity at March 31, 2014, to support short-term borrowing programs and provide additional liquidity. In addition to borrowings of BHFC, Berkshire guaranteed other subsidiary borrowings, which aggregated approximately $4.0 billion at March 31, 2014. Generally, Berkshire’s guarantee of a subsidiary’s debt obligation is an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all present and future payment obligations.

Notes To Consolidated Financial Statements (Continued)

Note 16. Fair value measurements

Our financial assets and liabilities are summarized below as of March 31, 2014 and December 31, 2013 with fair values shown according to the fair value hierarchy (in millions). The carrying values of cash and cash equivalents, accounts receivable and accounts payable, accruals and other liabilities are considered to be reasonable estimates of their fair values.

	Carrying Value	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2014
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$2,935	$2,935	$2,366	$569	$—
States, municipalities and political subdivisions	2,185	2,185	—	2,185	—
Foreign governments	12,337	12,337	7,344	4,993	—
Corporate bonds	10,114	10,128	—	9,139	989
Mortgage-backed securities	1,987	1,987	—	1,987	—
Investments in equity securities	118,486	118,486	118,418	61	7
Investment in Heinz Holding Preferred Stock	7,710	8,296	—	—	8,296
Other investments	19,143	19,143	—	—	19,143
Loans and finance receivables	12,464	11,561	—	62	11,499
Derivative contract assets (1)	93	93	4	33	56
Derivative contract liabilities:
Railroad, utilities and energy (1)	160	160	—	117	43
Finance and financial products:
Equity index put options	4,800	4,800	—	—	4,800
Credit default	275	275	—	—	275
Notes payable and other borrowings:
Insurance and other	12,448	12,842	—	12,842	—
Railroad, utilities and energy	47,751	52,281	—	52,281	—
Finance and financial products	13,024	13,554	—	12,920	634

December 31, 2013
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$2,658	$2,658	$2,184	$473	$1
States, municipalities and political subdivisions	2,345	2,345	—	2,345	—
Foreign governments	11,073	11,073	7,467	3,606	—
Corporate bonds	11,237	11,254	—	10,187	1,067
Mortgage-backed securities	2,040	2,040	—	2,040	—
Investments in equity securities	117,505	117,505	117,438	60	7
Investment in Heinz Holding Preferred Stock	7,710	7,971	—	—	7,971
Other investments	17,951	17,951	—	—	17,951
Loans and finance receivables	12,826	12,002	—	454	11,548
Derivative contract assets (1)	87	87	3	15	69
Derivative contract liabilities:
Railroad, utilities and energy (1)	208	208	1	198	9
Finance and financial products:
Equity index put options	4,667	4,667	—	—	4,667
Credit default	648	648	—	—	648
Notes payable and other borrowings:
Insurance and other	12,440	12,655	—	12,655	—
Railroad, utilities and energy	46,655	49,879	—	49,879	—
Finance and financial products	13,129	13,505	—	12,846	659

(1)	Assets are included in other assets and liabilities are included in accounts payable, accruals and other liabilities.

Notes To Consolidated Financial Statements (Continued)

Note 16. Fair value measurements (Continued)

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

Reconciliations of assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the three months ending March 31, 2014 and 2013 follow (in millions).

	Investments in fixed maturity securities	Investments in equity securities and other investments	Net derivative contract liabilities
Three months ending March 31, 2014
Balance at December 31, 2013	$372	$17,958	$(5,255)
Gains (losses) included in:
Earnings	—	—	222
Other comprehensive income	—	1,192	3
Regulatory assets and liabilities	—	—	2
Dispositions and settlements	(1)	—	—
Transfers into (out of) Level 3	(56)	—	(35)

Balance at March 31, 2014	$315	$19,150	$(5,063)

Three months ending March 31, 2013
Balance at December 31, 2012	$652	$15,785	$(7,847)
Gains (losses) included in:
Earnings	—	520	1,235
Other comprehensive income	(2)	399	(3)
Regulatory assets and liabilities	—	—	1
Dispositions and settlements	(1)	—	(27)
Transfers into (out of) Level 3	—	—	—

Balance at March 31, 2013	$649	$16,704	$(6,641)

Notes To Consolidated Financial Statements (Continued)

Note 16. Fair value measurements (Continued)

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

Quantitative information as of March 31, 2014, with respect to assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) follows (in millions).

	Fair value	Principal valuation techniques	Unobservable Inputs	Weighted Average
Other investments:
Preferred stocks	$12,297	Discounted cash flow	Expected duration	6 years

			Discount for transferability restrictions and subordination	97 basis points

Common stock warrants	6,846	Warrant pricing model	Discount for transferability and hedging restrictions	8%
Net derivative liabilities:
Equity index put options	4,800	Option pricing model	Volatility	20%

Credit default-states/municipalities	275	Discounted cash flow	Credit spreads	48 basis points

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

Notes To Consolidated Financial Statements (Continued)

Note 17. Common stock

Changes in Berkshire’s issued and outstanding common stock during the first quarter of 2014 are shown in the table below.

	Class A, $5 Par Value (1,650,000 shares authorized)			Class B, $0.0033 Par Value (3,225,000,000 shares authorized)
	Issued	Treasury	Outstanding	Issued	Treasury	Outstanding
Balance at December 31, 2013	868,616	(9,573)	859,043	1,178,775,092	(1,408,484)	1,177,366,608
Conversions of Class A common stock to Class B common stock and exercises of replacement stock options issued in a business acquisition	(1,443)	—	(1,443)	2,666,267	—	2,666,267

Balance at March 31, 2014	867,173	(9,573)	857,600	1,181,441,359	(1,408,484)	1,180,032,875

Each Class A common share is entitled to one vote per share. Class B common stock possesses dividend and distribution rights equal to one-fifteen-hundredth (1/1,500) of such rights of Class A common stock. Each Class B common share possesses voting rights equivalent to one-ten-thousandth (1/10,000) of the voting rights of a Class A share. Unless otherwise required under Delaware General Corporation Law, Class A and Class B common shares vote as a single class. Each share of Class A common stock is convertible, at the option of the holder, into 1,500 shares of Class B common stock. Class B common stock is not convertible into Class A common stock. On an equivalent Class A common stock basis, there were 1,644,289 shares outstanding as of March 31, 2014 and 1,643,954 shares outstanding as of December 31, 2013. In addition to our common stock, 1,000,000 shares of preferred stock are authorized, but none are issued and outstanding.

In September 2011, Berkshire’s Board of Directors (“Berkshire’s Board”) approved a common stock repurchase program under which Berkshire may repurchase its Class A and Class B shares at prices no higher than a 10% premium over the book value of the shares. In December 2012, Berkshire’s Board amended the repurchase program by raising the price limit to no higher than a 20% premium over book value. Berkshire may repurchase shares in the open market or through privately negotiated transactions. Berkshire’s Board authorization does not specify a maximum number of shares to be repurchased. However, repurchases will not be made if they would reduce Berkshire’s consolidated cash equivalent holdings below $20 billion. The repurchase program is expected to continue indefinitely and the amount of repurchases will depend entirely upon the level of cash available, the attractiveness of investment and business opportunities either at hand or on the horizon, and the degree of discount of the market price relative to management’s estimate of intrinsic value. The repurchase program does not obligate Berkshire to repurchase any dollar amount or number of Class A or Class B shares and there is no expiration date to the program. There were no share purchases in the first three months of 2014.

Notes To Consolidated Financial Statements (Continued)

Note 18. Accumulated other comprehensive income

A summary of the net changes in after-tax accumulated other comprehensive income attributable to Berkshire Hathaway shareholders and significant amounts reclassified out of accumulated other comprehensive income for the three months ending March 31, 2014 and 2013 follows (in millions).

	Unrealized appreciation of investments, net	Foreign currency translation	Prior service and actuarial gains/losses of defined benefit pension plans	Other	Accumulated other comprehensive income
Three months ending March 31, 2014
Balance at December 31, 2013	$44,042	$(146)	$46	$83	$44,025

Other comprehensive income, net before reclassifications	1,674	24	(7)	18	1,709
Amounts reclassified from accumulated other comprehensive income	(677)	—	14	(22)	(685)

	997	24	7	(4)	1,024

Balance at March 31, 2014	$45,039	$(122)	$53	$79	$45,049

Amounts reclassified from other comprehensive income into net earnings during 2014 are included on the following line items:
Investment gains/losses:
Insurance and other	$(969)	$—	$—	$—	$(969)
Finance and financial products	(72)	—	—	—	(72)
Other	—	—	18	(37)	(19)

Reclassifications before income taxes	(1,041)	—	18	(37)	(1,060)
Applicable income taxes	(364)	—	4	(15)	(375)

	$(677)	$—	$14	$(22)	$(685)

Three months ending March 31, 2013
Balance at December 31, 2012	$29,254	$(120)	$(1,601)	$(33)	$27,500

Other comprehensive income, net before reclassifications	6,308	(560)	24	12	5,784
Amounts reclassified from accumulated other comprehensive income	(328)	—	34	2	(292)

	5,980	(560)	58	14	5,492

Balance at March 31, 2013	$35,234	$(680)	$(1,543)	$(19)	$32,992

Amounts reclassified from other comprehensive income into net earnings during 2013 are included on the following line items:
Investment gains/losses:
Insurance and other	$(436)	$—	$—	$—	$(436)
Finance and financial products	(68)	—	—	—	(68)
Other	—	—	46	3	49

Reclassifications before income taxes	(504)	—	46	3	(455)
Applicable income taxes	(176)	—	12	1	(163)

	$(328)	$—	$34	$2	$(292)

Notes To Consolidated Financial Statements (Continued)

Note 19. Contingencies and Commitments

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

Berkshire owns a 50% interest in a joint venture, Berkadia Commercial Mortgage (“Berkadia”) and affiliates, with Leucadia National Corporation (“Leucadia”) having the other 50% interest. Berkadia is a servicer of commercial real estate loans in the U.S., performing primary, master and special servicing functions for U.S. government agency programs, commercial mortgage-backed securities transactions, banks, insurance companies and other financial institutions. A significant source of funding for Berkadia’s operations is through its issuance of commercial paper. Repayment of the commercial paper is supported by a $2.5 billion surety policy issued by a Berkshire insurance subsidiary. Leucadia has agreed to indemnify Berkshire for one-half of any losses incurred under the policy. As of March 31, 2014, the aggregate amount of Berkadia commercial paper outstanding was $2.47 billion.

On May 1, 2014, Berkshire Hathaway Energy entered into a Share Purchase Agreement to acquire 100% of AltaLink, L.P. (“AltaLink”), an indirect wholly-owned subsidiary of SNC-Lavalin Group Inc. for an estimated cash purchase price of C$3.2 billion (approximately US$2.9 billion). We currently expect that the acquisition will be funded with a combination of cash and new Berkshire Hathaway Energy senior unsecured debt. AltaLink is a regulated transmission-only business, headquartered in Calgary, Alberta. The transaction is subject to customary closing conditions, including required approvals, and is expected to be completed by the end of 2014.

Note 20. Business segment data

Revenues by segment for the first quarter of 2014 and 2013 were as follows (in millions).

	First Quarter
	2014	2013
Operating Businesses:
Insurance group:
Premiums earned:
GEICO	$4,884	$4,399
General Re	1,557	1,469
Berkshire Hathaway Reinsurance Group	2,022	2,796
Berkshire Hathaway Primary Group	953	713
Investment income	951	1,001

Total insurance group	10,367	10,378
BNSF	5,447	5,284
Finance and financial products	1,435	1,373
Manufacturing businesses	8,641	8,161
McLane Company	10,454	10,785
Berkshire Hathaway Energy	4,306	3,116
Other businesses	3,358	3,091

	44,008	42,188
Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	1,367	1,711
Eliminations and other	78	(32)

	$45,453	$43,867

Notes To Consolidated Financial Statements (Continued)

Note 20. Business segment data (Continued)

Earnings before income taxes by segment for the first quarter of 2014 and 2013 were as follows (in millions).

	First Quarter
	2014	2013
Operating Businesses:
Insurance group:
Underwriting gain (loss):
GEICO	$353	$266
General Re	80	95
Berkshire Hathaway Reinsurance Group	183	974
Berkshire Hathaway Primary Group	99	54
Net investment income	946	996

Total insurance group	1,661	2,385
BNSF	1,169	1,289
Finance and financial products	372	296
Manufacturing businesses	1,068	948
McLane Company	115	132
Berkshire Hathaway Energy	619	553
Other businesses	287	282

	5,291	5,885
Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	1,367	1,711
Interest expense, excluding interest allocated to operating businesses	(77)	(72)
Eliminations and other	17	(229)

	$6,598	$7,295

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings attributable to Berkshire are disaggregated in the table that follows. Amounts are after deducting income taxes and exclude earnings attributable to noncontrolling interests. Amounts are in millions.

	First Quarter
	2014	2013
Insurance – underwriting	$461	$901
Insurance – investment income	720	799
Railroad	724	798
Utilities and energy	452	394
Manufacturing, service and retailing	933	862
Finance and financial products	238	191
Other	5	(163)
Investment and derivative gains/losses	1,172	1,110

Net earnings attributable to Berkshire	$4,705	$4,892

Through our subsidiaries, we engage in a number of diverse business activities. Our operating businesses are managed on an unusually decentralized basis. There are essentially no centralized or integrated business functions (such as sales, marketing, purchasing, legal or human resources) and there is minimal involvement by our corporate headquarters in the day-to-day business activities of the operating businesses. Our senior corporate management team participates in and is directly responsible for significant capital allocation decisions, investment activities and the selection of the Chief Executive to head each of the operating businesses. It also is responsible for establishing and monitoring Berkshire’s corporate governance practices, including, but not limited to, communicating the appropriate “tone at the top” messages to its employees and associates, monitoring governance efforts, including those at the operating businesses, and participating in the resolution of governance-related issues as needed. The business segment data (Note 20 to the Consolidated Financial Statements) should be read in conjunction with this discussion.

Our insurance businesses generated after-tax earnings from underwriting in the first quarter of 2014 of $461 million. Our railroad business generated lower after-tax earnings in the first quarter of 2014, as revenues and operating expenses were negatively impacted by adverse weather conditions and service-related challenges during the quarter. After-tax earnings of our utilities and energy businesses in 2014 included NV Energy, which was acquired in December 2013 and also included higher earnings from MidAmerican Energy Company and natural gas pipeline businesses, which were positively impacted by weather. Earnings from our manufacturing, service and retailing businesses in 2014 increased 8% in the aggregate over 2013.

Investment and derivative gains/losses in the first quarter included after-tax gains from investments of $1,019 million in 2014 and $326 million in 2013. Investment gains in the first quarter of 2014 included an after-tax gain of approximately $900 million related to the exchange of Phillips 66 common stock for 100% of the common stock of a specialty chemical products subsidiary of Phillips 66. In addition, our derivative contracts produced after-tax gains in the first quarter of $153 million in 2014 and $784 million in 2013. We believe that realized investment gains/losses, other-than-temporary impairment charges and derivative gains/losses are often meaningless in terms of understanding our reported results or evaluating our economic performance. These gains and losses and changes in the equity and credit markets from period to period have caused and will likely continue to cause significant volatility in our periodic earnings.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Underwriting (Continued)

The timing and amount of catastrophe losses can produce significant volatility in our periodic underwriting results, particularly with respect to BHRG and General Re. For the purposes of this discussion, we categorize catastrophe losses as significant if the pre-tax losses incurred from a single event (or series of related events) exceed $100 million on a consolidated basis. In the first quarter of 2014 and 2013, there were no significant catastrophe events.

Our periodic underwriting results may be affected significantly by changes in estimates for unpaid losses and loss adjustment expenses, including amounts established for occurrences in prior years. Periodic underwriting results may also include significant foreign currency transaction gains and losses arising from the changes in the valuations of certain non-U.S. Dollar denominated reinsurance liabilities as a result of foreign currency exchange rate fluctuations. Historically, currency exchange rates have been volatile and the resulting impact on our periodic underwriting earnings has been relatively significant. These gains and losses are included in underwriting expenses. BHRG’s underwriting results included pre-tax losses of $48 million in the first quarter of 2014 and pre-tax gains of $223 million in the first quarter of 2013 from currency exchange rate changes.

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

A summary follows of underwriting results from our insurance businesses. Amounts are in millions.

	First Quarter
	2014	2013
Underwriting gain attributable to:
GEICO	$353	$266
General Re	80	95
Berkshire Hathaway Reinsurance Group	183	974
Berkshire Hathaway Primary Group	99	54

Pre-tax underwriting gain	715	1,389
Income taxes and noncontrolling interests	254	488

Net underwriting gain	$461	$901

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

	First Quarter
	2014		2013
	Amount	%	Amount	%
Premiums earned	$4,884	100.0	$4,399	100.0

Losses and loss adjustment expenses	3,701	75.8	3,353	76.2
Underwriting expenses	830	17.0	780	17.8

Total losses and expenses	4,531	92.8	4,133	94.0

Pre-tax underwriting gain	$353		$266

Premiums written in the first quarter of 2014 were $5,339 million, an increase of 10.3% as compared to the first quarter of 2013. Premiums earned in the first quarter of 2014 increased $485 million (11.0%) to $4,884 million. The growth in premiums earned for voluntary auto was 11.0%, reflecting policies-in-force growth of 7.2% during the past twelve months and increased premiums per policy. Voluntary auto new business sales increased about 1.0% in the first quarter of 2014 compared to the first quarter of 2013. Voluntary auto policies-in-force at March 31, 2014 were approximately 357,000 greater than at December 31, 2013. In recent years, the growth in voluntary auto policies-in-force has been the greatest during the first quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Underwriting (Continued)

GEICO (Continued)

Losses and loss adjustment expenses incurred in the first quarter of 2014 were $3,701 million, an increase of $348 million (10.4%) over the first quarter of 2013. Our ratio of losses and loss adjustment expenses incurred to premiums earned (the “loss ratio”) was 75.8% in the first quarter of 2014 compared to 76.2% in 2013. In the first quarter of 2014, claims frequencies for property damage and collision coverages increased in the seven to ten percent range due to more severe winter weather as compared to the first quarter of 2013. Claims frequencies for bodily injury coverage increased in the two to three percent range while frequencies for personal injury protection (PIP) have increased one to two percent. Physical damage severities have been relatively flat and bodily injury and PIP severities have decreased in the two to three percent range from 2013. Underwriting expenses in the first quarter of 2014 were $830 million, an increase of $50 million (6.4%) over 2013. The increase was primarily attributable to costs incurred to generate the increase in policies-in-force and to maintain service for existing policyholders.

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

	First Quarter
	Premiums earned		Pre-tax underwriting gain (loss)
	2014	2013	2014	2013
Property/casualty	$788	$758	$96	$96
Life/health	769	711	(16)	(1)

	$1,557	$1,469	$80	$95

Property/casualty

Property/casualty premiums earned in the first quarter of 2014 were $788 million, an increase of $30 million (4%) compared to 2013. Adjusting for the differences in foreign currency exchange rates, premiums earned in the first quarter of 2014 increased $10 million (1%). Strong price competition in property and casualty markets persists. Our underwriters continue to exercise discipline by declining business where prices are deemed inadequate. We remain prepared to increase premium volume when appropriate prices are attained relative to the risks assumed.

Our property/casualty business produced first quarter net underwriting gains of $96 million in both 2014 and 2013. Our property business generated net underwriting gains of $125 million in 2014 and $110 million in 2013. We did not experience any losses from significant catastrophe events in the first quarter of either year. Property results also benefitted from reductions of estimated ultimate losses for prior years’ occurrences, which resulted in pre-tax underwriting gains of $45 million in 2014 and $46 million in 2013. The favorable development in each period was primarily attributable to lower than expected losses reported by clients. The timing and magnitude of catastrophe and large individual losses has produced and is expected to continue to produce significant volatility in periodic underwriting results.

In the first quarter of 2014, our casualty/workers’ compensation business incurred net underwriting losses of $29 million as compared to $14 million in 2013. The pre-tax underwriting losses in our casualty/workers’ compensation business were net of gains of $54 million in 2014 and $75 million in 2013 from the run-off of prior years’ losses, reflecting lower than anticipated reported losses from ceding companies. Casualty losses tend to be long-tail and it should not be assumed that favorable loss experience in a given period means that the loss reserve estimates currently established will continue to develop favorably.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Underwriting (Continued)

General Re (Continued)

Life/health

Premiums earned in the first quarter of 2014 were $769 million, an increase of $58 million (8%) compared to 2013. Adjusting for the effects of foreign currency exchange rate changes, premiums earned increased $53 million (7%) compared to the first quarter of 2013. The increases were primarily related to increased life business in non-U.S. markets. The life/health operations produced first quarter pre-tax underwriting losses of $16 million in 2014 and $1 million in 2013. In 2014, our international life/health business incurred increased losses on disability business in Europe and an increase in large claims in the Australian life business, which contributed to a $13 million decline in its net underwriting results as compared to 2013. The first quarter underwriting losses in both years also reflected periodic discount accretion on U.S. long-term care liabilities.

Berkshire Hathaway Reinsurance Group

Through BHRG, we underwrite excess-of-loss reinsurance and quota-share coverages on property and casualty risks for insurers and reinsurers worldwide. BHRG’s business includes catastrophe excess-of-loss reinsurance and excess primary insurance and facultative reinsurance for large or otherwise unusual property risks referred to as individual risk. BHRG also writes retroactive reinsurance, which provides indemnification of losses and loss adjustment expenses with respect to past loss events. Other multi-line property/casualty refers to various coverages written on both a quota-share and excess basis. BHRG’s underwriting activities also include life reinsurance, structured settlement annuities and annuity reinsurance. Amounts are in millions.

	First Quarter
	Premiums earned		Pre-tax underwriting gain (loss)
	2014	2013	2014	2013
Catastrophe and individual risk	$175	$173	$165	$178
Retroactive reinsurance	225	319	(53)	(68)
Other multi-line property/casualty	1,029	1,322	126	551
Life and annuity	593	982	(55)	313

	$2,022	$2,796	$183	$974

Premiums earned in the first quarter of 2014 from catastrophe and individual risk contracts were relatively unchanged from the first quarter of 2013. The level of business written in a given period will vary significantly depending on changes in market conditions and management’s assessment of the adequacy of premium rates. We have constrained the volume of business written in recent years. However, we have the capacity and desire to write substantially more business when appropriate pricing can be obtained. The timing and magnitude of losses produces extraordinary volatility in periodic underwriting results of this business.

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

The underwriting losses from retroactive policies for the first quarter of 2014 and 2013 primarily represented deferred charge amortization. There were no significant adjustments to estimated ultimate losses related to prior years’ contracts during the first quarter of 2014. Gross unpaid losses from retroactive reinsurance contracts were approximately $18.0 billion as of March 31, 2014 and $17.7 billion at December 31, 2013. Unamortized deferred charges related to BHRG’s retroactive reinsurance contracts were approximately $4.54 billion at March 31, 2014 and $4.25 billion at December 31, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Underwriting (Continued)

Berkshire Hathaway Reinsurance Group (Continued)

Other multi-line property and casualty premiums earned in the first quarter of 2014 were $1,029 million, a decline of $293 million (22%) versus 2013. Premiums earned in 2014 with respect to the Swiss Re quota-share contract declined $408 million from premiums earned in the first quarter of 2013, which was partially offset by increased premiums earned from property quota-share contracts. The Swiss Re quota-share contract remains in run-off with respect to subject business incepting prior to its expiration at the end of 2012.

Other multi-line property and casualty underwriting generated a pre-tax underwriting gain of $126 million in the first quarter of 2014 compared to $551 million in the first quarter of 2013. Periodic underwriting results of this business can be significantly impacted by catastrophe losses and foreign currency transaction gains or losses associated with the changes in the valuation of certain reinsurance liabilities of U.S.-based subsidiaries (primarily liabilities arising under retroactive reinsurance contracts), which are denominated in foreign currencies. Underwriting results included foreign currency exchange rate losses of $37 million for the first quarter of 2014 compared to gains of $189 million in the first quarter of 2013. In the first quarter of 2013, underwriting results also included a net gain of $235 million attributable to the Swiss Re quota-share contract, which largely related to decreased estimated ultimate liabilities for prior years’ losses. This contract had an insignificant impact on underwriting results in 2014.

Life and annuity premiums earned in the first quarter of 2014 were $593 million, a decrease of $389 million (40%) from 2013. Premiums earned in the first quarter of 2013 included $1.7 billion from a new reinsurance contract, which provides guaranteed minimum death benefit coverages on a specified portfolio of variable annuity reinsurance contracts that have been in run-off for a number of years. Premiums from this contract were partially offset by the reversal of premiums previously earned (approximately $1.3 billion) under the Swiss Re Life & Health America Inc. (“SRLHA”) yearly renewable term life insurance contract as a result of contract amendments. The amendments essentially commuted coverage with respect to a number of the underlying contracts in exchange for payments to SRLHA of $675 million.

Life and annuity business produced a pre-tax underwriting loss of $55 million in the first quarter of 2014 compared to a gain of $313 million in the first quarter of 2013. In 2013, underwriting results included a one-time pre-tax gain of $255 million related to aforementioned amendments to the SRLHA contract. Underwriting results in 2014 also included a pre-tax loss of approximately $28 million related to the variable annuity guarantee business compared to an underwriting gain of $19 million in the first quarter of 2013.

Underwriting results in each period include the recurring impact of the accretion of discounted annuity liabilities, adjustments for mortality experience and changes in foreign currency exchange rates applicable to certain of the contracts. Liabilities related to certain of these contracts are payable in foreign currencies and the changes in currency exchange rates produced a pre-tax loss of $11 million in the first quarter of 2014 versus a pre-tax gain of $34 million in the first quarter of 2013. At March 31, 2014 and December 31, 2013, our aggregate life and non-life annuity liabilities were approximately $6.0 billion and $5.7 billion, respectively.

Berkshire Hathaway Primary Group

The Berkshire Hathaway Primary Group (“BH Primary”) consists of a wide variety of independently managed insurance businesses. These businesses include: Medical Protective Company and Princeton Insurance Company, providers of healthcare malpractice insurance coverages; National Indemnity Company’s primary group, writers of commercial motor vehicle and general liability coverages; U.S. Investment Corporation, whose subsidiaries underwrite specialty insurance coverages; a group of companies referred to internally as “Berkshire Hathaway Homestate Companies,” providers of commercial multi-line insurance, including workers’ compensation; Central States Indemnity Company, a provider of credit and Medicare Supplement insurance; Applied Underwriters, a provider of integrated workers’ compensation solutions; BoatU.S., a writer of insurance for owners of boats and small watercraft; and GUARD Insurance Group (“GUARD”), a provider of workers’ compensation and complimentary commercial property and casualty insurance coverage to small and mid-sized businesses. In the second quarter of 2013, we formed Berkshire Hathaway Specialty Insurance which concentrates on providing large scale capacity solutions for commercial property and casualty risks.

Premiums earned in the first quarter aggregated $953 million in 2014 and $713 million in 2013. Premium increases were generated by each of our primary insurance businesses. For the first quarter, the BH Primary insurers produced underwriting gains of $99 million in 2014 and $54 million in 2013. The gains reflected a generally favorable claim environment. First quarter loss ratios for the group as whole were 62% in 2014 and 64% in 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Investment Income

A summary of net investment income of our insurance operations follows. Amounts are in millions.

	First Quarter
	2014	2013
Investment income before income taxes and noncontrolling interests	$946	$996
Income taxes and noncontrolling interests	226	197

Net investment income	$720	$799

Investment income consists of interest and dividends earned on cash and investments of our insurance businesses. Pre-tax investment income in the first quarter of 2014 was $946 million, a decline of $50 million (5%) from 2013. The decline was attributable to lower interest earned from fixed maturity securities and cash and cash equivalents, partially offset by higher dividends earned from equity securities. The reduction in interest income reflected the impact of the maturities and dispositions during 2013 and the first quarter of 2014 of a number of fixed maturity securities with higher yields, including $4.4 billion par amount of Wrigley 11.45% subordinated notes in 2013. We continue to hold significant cash and cash equivalents earning very low yields. However, we believe that maintaining ample liquidity is paramount and we insist on safety over yield with respect to cash and cash equivalents. The increase in dividends earned reflected higher dividend rates for certain of our larger equity holdings as well as increased overall investments in equity securities.

Invested assets derive from shareholder capital and reinvested earnings as well as net liabilities under insurance contracts or “float.” The major components of float are unpaid losses, life, annuity and health benefit liabilities, unearned premiums and other liabilities to policyholders less premiums and reinsurance receivables, deferred charges assumed under retroactive reinsurance contracts and deferred policy acquisition costs. Float approximated $78 billion at March 31, 2014 and $77 billion at December 31, 2013. In the first quarter of 2014, the cost of float, as represented by the ratio of our underwriting gain or loss to average float, was negative as our insurance group generated a net underwriting gain.

A summary of cash and investments held in our insurance businesses follows. Other investments include The Dow Chemical Company convertible preferred stock and Bank of America Corporation preferred stock and common stock warrants. See Note 6 to the Consolidated Financial Statements. Amounts are in millions.

	March 31, 2014	December 31, 2013
Cash and cash equivalents	$34,204	$32,572
Equity securities	115,534	114,832
Fixed maturity securities	27,002	27,059
Other	13,259	12,334

	$189,999	$186,797

Fixed maturity securities as of March 31, 2014 were as follows. Amounts are in millions.

	Amortized cost	Unrealized gains/losses	Carrying value
U.S. Treasury, U.S. government corporations and agencies	$2,926	$9	$2,935
States, municipalities and political subdivisions	2,074	111	2,185
Foreign governments	10,103	136	10,239
Corporate bonds, investment grade	5,519	575	6,094
Corporate bonds, non-investment grade	3,148	667	3,815
Mortgage-backed securities	1,546	188	1,734

	$25,316	$1,686	$27,002

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

	First Quarter
	2014	2013
Revenues	$5,447	$5,284

Operating expenses:
Compensation and benefits	1,218	1,139
Fuel	1,159	1,122
Purchased services	653	617
Depreciation and amortization	515	483
Equipment rents, materials and other	537	456

Total operating expenses	4,082	3,817
Interest expense	196	178

	4,278	3,995

Pre-tax earnings	1,169	1,289
Income taxes	445	491

Net earnings	$724	$798

Revenues for the first quarter of 2014 were approximately $5.45 billion, an increase of $163 million (3%) over 2013. The overall increase in revenues reflected a 1% increase in cars/units handled and a 2% increase in average revenue per car/unit. In the first quarter of 2014, BNSF’s revenues and earnings were negatively affected by severe weather conditions and service-related challenges, particularly in the Northern U.S service territory. Together, these factors reduced operating efficiencies and gave rise to higher costs for service recovery. Nevertheless, we expect that revenues and earnings over the remainder of 2014 will exceed 2013. In addition, our planned capital investments and new employee hiring in 2014 will expand capacity and allow us to maintain high service levels in the future.

In the first quarter of 2014, revenues from industrial products increased 5% to $1.4 billion reflecting a 1% increase in volume primarily due to petroleum products, while revenues from agricultural products increased 7% to approximately $1.0 billion. These increases were attributable to increased rates and product mix. Coal revenues during the first quarter of 2014 increased 1% to $1.2 billion, reflecting a 4% increase in volume, partially offset by lower rates. Revenues from consumer products during the first quarter of 2014 were $1.7 billion, and were relatively unchanged from 2013.

Operating expenses in the first quarter of 2014 were approximately $4.1 billion, an increase of $265 million (7%) over the first quarter of 2013. Compensation and benefits expenses increased $79 million (7%), primarily due to increased employment levels, and to a lesser extent, wage inflation and higher overtime. Fuel expenses increased $37 million (3%) in 2014 primarily due to lower fuel efficiency, partially offset by lower average fuel prices. In 2014, depreciation and amortization expense increased $32 million (7%) as a result of increased levels of assets in service. In 2014, equipment rent, materials and other expenses increased $81 million (18%) compared to 2013 as a result of higher crew transportation and travel costs, and increased utilities and locomotive materials costs.

Utilities and Energy (“Berkshire Hathaway Energy”)

We hold an 89.8% ownership interest in Berkshire Hathaway Energy Company (“Berkshire Hathaway Energy”), which operates an international energy business. Berkshire Hathaway Energy’s domestic regulated utility interests are currently comprised of four companies, PacifiCorp, MidAmerican Energy Company (“MEC”), as well as Nevada Power Company and Sierra Pacific Power Company (together, “NV Energy”). NV Energy was acquired on December 19, 2013. Berkshire Hathaway Energy also owns two domestic regulated interstate natural gas pipeline companies. In Great Britain, Berkshire Hathaway Energy subsidiaries operate two regulated electricity distribution businesses referred to as Northern Powergrid. The rates that our regulated businesses charge customers for energy and services are based in large part on the costs of business operations, including a return on capital, and are subject to regulatory approval. To the extent these operations are not allowed to include such costs in the approved rates, operating results will be adversely affected. In addition, Berkshire Hathaway Energy also operates a diversified portfolio of independent power projects and the second-largest residential real estate brokerage firm and franchise network in the United States.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Utilities and Energy (“Berkshire Hathaway Energy”) (Continued)

Revenues and earnings of Berkshire Hathaway Energy are summarized below. Amounts are in millions.

	First Quarter
	Revenues		Earnings
	2014	2013	2014	2013
PacifiCorp	$1,307	$1,249	$223	$228
MidAmerican Energy Company (“MEC”)	1,244	931	126	76
NV Energy	643	—	43	—
Natural gas pipelines	389	301	214	160
Northern Powergrid	318	300	144	145
Real estate brokerage and other	405	335	(24)	15

	$4,306	$3,116

Earnings before corporate interest and income taxes (“EBIT”)			726	624
Corporate interest			(107)	(71)
Income taxes and noncontrolling interests			(116)	(115)

Net earnings			$503	$438

Net earnings attributable to Berkshire			$452	$394

PacifiCorp’s revenues in the first quarter of 2014 were $1.3 billion, an increase of $58 million (5%) over the first quarter of 2013. The increase reflected a $37 million increase in retail revenues, attributable to higher prices, partially offset by a decline in customer load. In 2014, wholesale revenues also increased, reflecting higher rates and volumes. PacifiCorp’s EBIT in the first quarter of 2014 were $223 million, a slight decline from the first quarter of 2013. The increase in revenues was more than offset by increased costs, consisting primarily of energy costs ($52 million) and depreciation and amortization expense ($11 million).

MEC’s revenues in the first quarter of 2014 increased $313 million (34%) to $1,244 million, reflecting increased revenues from regulated natural gas ($196 million), regulated electricity ($35 million) and nonregulated markets ($78 million). The increase in natural gas revenues resulted from higher per-unit natural gas costs, which are recovered from customers via adjustment clauses, and higher volumes attributable to colder weather in 2014. The increase in nonregulated revenues was primarily due to higher natural gas and electricity prices and volumes. MEC’s EBIT in the first quarter of 2014 increased $50 million (66%) to $126 million as compared to 2013. The increase in EBIT was primarily due to increased earnings from regulated electricity, reflecting the impact of higher revenues and lower depreciation and amortization expense, and increased earnings from regulated natural gas as a result of higher sales volumes.

NV Energy was acquired December 19, 2013, and its results are included in our consolidated results beginning as of that date. NV Energy’s revenues and EBIT in the first quarter of 2014 were $643 million and $43 million, respectively. For comparative purposes, NV Energy’s reported revenues and pre-tax earnings for the first quarter of 2013 were approximately $590 million and $33 million, respectively.

Natural gas pipeline revenues and EBIT in the first quarter of 2014 increased $88 million (29%) and $54 million (34%), respectively, compared to 2013. The increases in revenues and EBIT in 2014 reflected increased natural gas volumes and improved margins as a result of significantly colder weather conditions in 2014 in Northern Natural Gas Company’s service territory.

Northern Powergrid’s revenues increased $18 million (6%) in the first quarter of 2014 to $318 million, due mainly to currency exchange rate effects. In 2014, earnings were relatively unchanged compared to the first quarter of 2013. In the first quarter of 2014, revenues of the real estate brokerage and other businesses increased $70 million (21%) over 2013, reflecting a 27% increase in brokerage revenues. Real estate brokerage and other businesses generated a pre-tax loss of $24 million in the first quarter of 2014. In 2014, increased operating costs related to the real estate brokerage business (particularly employment and marketing and promotional costs) and increased interest and other expenses associated with the renewable energy generation facilities more than offset the increase in first quarter revenues.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Utilities and Energy (“Berkshire Hathaway Energy”) (Continued)

Corporate interest includes interest on the unsecured debt issued by Berkshire Hathaway Energy Company. In 2014, corporate interest expense increased due to new borrowings in connection with the NV Energy acquisition, including borrowings from certain Berkshire insurance subsidiaries.

Berkshire Hathaway Energy’s consolidated income tax expense as percentage of pre-tax earnings for the first quarter was 18% in 2014 and 20% in 2013. In each year, Berkshire Hathaway Energy’s utility subsidiaries effective income tax rates reflect significant production tax credits from wind-powered electricity generation placed in service. In addition, pre-tax earnings of Northern Powergrid are taxed at lower statutory rates in the U.K. compared to the statutory tax rate in the U.S.

Manufacturing, Service and Retailing

A summary of revenues and earnings of our manufacturing, service and retailing businesses follows. Amounts are in millions.

	First Quarter
	Revenues		Earnings
	2014	2013	2014	2013
McLane Company	$10,454	$10,785	$115	$132
Manufacturing	8,641	8,161	1,068	948
Service	2,388	2,104	243	209
Retailing	970	987	44	73

	$22,453	$22,037

Pre-tax earnings			1,470	1,362
Income taxes and noncontrolling interests			537	500

			$933	$862

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

Revenues for the first quarter of 2014 were $10.45 billion, a decrease of $331 million (3%) compared to the first quarter of 2013. McLane’s businesses operate on a 52/53 week fiscal year. As a result, McLane’s first quarter in 2014 was one week shorter than in 2013. Pre-tax earnings in the first quarter of 2014 were $115 million, a decrease of $17 million (13%) from 2013. The decline in pre-tax earnings in 2014 was primarily attributable to fewer days in 2014 and comparatively lower gains in 2014 than 2013 from LIFO inventory reserve changes. McLane’s overall net operating margins before the LIFO effects in 2014 increased slightly compared to 2013.

Manufacturing

Included in this group are a variety of businesses that manufacture industrial and end-user products and include: Lubrizol Corporation (“Lubrizol”), a specialty chemical manufacturer, IMC International Metalworking Companies (“Iscar”), an industry leader in the metal cutting tools business with operations worldwide, Forest River, a leading manufacturer of leisure vehicles and CTB, a manufacturer of equipment and systems for the livestock and agricultural industries. Also included are the diversified manufacturing operations of Marmon, which were previously presented separately, together with its transportation equipment manufacturing, repair and leasing operations. In this report, Marmon’s transportation equipment manufacturing, repair and leasing businesses are included in our finance and financial products group. Our manufacturing businesses also include several building products businesses (Acme Building Brands, Benjamin Moore, Johns Manville, Shaw and MiTek) and six apparel businesses (led by Fruit of the Loom which includes Russell athletic apparel and Vanity Fair Brands women’s intimate apparel).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Manufacturing, Service and Retailing (Continued)

Manufacturing (Continued)

Revenues and pre-tax earnings of our manufacturing businesses are summarized as follows (in millions).

	First Quarter
	Revenues		Earnings
	2014	2013	2014	2013
Industrial and end-user products	$5,364	$4,971	$818	$721
Building products	2,233	2,150	145	140
Apparel	1,044	1,040	105	87

	$8,641	$8,161	$1,068	$948

Aggregate revenues in the first quarter of 2014 from manufacturing increased $480 million (5.9%) to $8.6 billion. Pre-tax earnings of our manufacturing businesses in 2014 were $1.07 billion, an increase of $120 million (12.7%) versus 2013.

Revenues from our industrial and end-user products businesses increased $393 million (8%) in the first quarter of 2014 as compared to 2013 and earnings from these businesses increased $97 million (13%). Lubrizol’s revenues in the first quarter of 2014 increased 9% to $1.7 billion, reflecting the impact of bolt-on acquisitions and increased unit volume. Lubrizol’s earnings in the first quarter of 2014 were relatively unchanged as lower gross sales margins substantially offset the impact of increased revenues. Forest River’s revenues increased 17% to $910 million, while earnings increased 52% over 2013, due primarily to increased unit sales and lower material costs. In the first quarter, Iscar’s earnings increased 39%, reflecting the impact of a 6% increase in sales, as well as increased gross margins and favorable currency exchange movements.

In the first quarter of 2014, Marmon’s manufacturing revenues increased 7% over 2013 to $1.4 billion. The increase in revenues was primarily due to the impact of the acquisition of a beverage dispensing and merchandising business at the beginning of 2014, partially offset by lower revenues from the electrical and plumbing products distribution businesses, which was attributable to lower copper prices and the effects of adverse winter weather. Pre-tax earnings in the first quarter of 2014 from Marmon’s manufacturing businesses increased $6 million (4%) over 2013. Earnings in 2014 reflected the favorable impact of the beverage dispensing acquisition, partially offset by lower earnings from certain of Marmon’s engineered wire and cable, retail products and retail store fixtures businesses.

Revenues in the first quarter of 2014 from our building products businesses were $2.23 billion, an increase of 4% over 2013. Over half of the revenue increase in 2014 was attributable to bolt-on acquisitions. Pre-tax earnings from building products in the first quarter of 2014 increased 3.6% over 2013. Adverse winter weather in the U.S. in the first quarter of 2014 had a negative impact on revenues and earnings of certain of our building products businesses.

Apparel revenues in 2014 were $1.04 billion, which were relatively unchanged from 2013, while earnings increased $18 million (21%) over 2013. The overall increase in earnings was primarily attributable to Fruit of the Loom, Brooks Sports and Garan, and reflected comparatively lower manufacturing costs and selling, general and administrative expenses.

Service

Our service businesses include NetJets, the world’s leading provider of fractional ownership programs for general aviation aircraft and FlightSafety, a provider of high technology training to operators of aircraft. Among the other businesses included in this group are: TTI, a leading electronic components distributor; Business Wire, a leading distributor of corporate news, multimedia and regulatory filings; Dairy Queen, which licenses and services a system of over 6,300 stores that offer prepared dairy treats and food; Buffalo News and the BH Media Group, which includes the Omaha World-Herald, as well as 29 other daily newspapers and numerous other publications; and businesses that provide management and other services to insurance companies.

Revenues of our service businesses in the first quarter of 2014 were $2.4 billion, an increase of $284 million (13.5%) compared to 2013. In the first quarter of 2014, revenue increases were produced by NetJets (12%), TTI (16%), FlightSafety (14%) and BH Media (30%). In 2014, the revenue increase at NetJets reflected increased sales of fractional aircraft and flight services revenues, which was attributable to increased flight hours and, to a lesser degree, rates. TTI’s revenue increase was driven by higher unit volume and FlightSafety’s increase was primarily due to increased simulator training activity. The increase in BH Media revenues in 2014 was primarily due to bolt-on business acquisitions in 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Manufacturing, Service and Retailing (Continued)

Service (Continued)

Pre-tax earnings of our service businesses in the first quarter of 2014 were $243 million, an increase of $34 million (16%) versus 2013. The increase reflected increased earnings from BH Media Group, FlightSafety and TTI, partially offset by slightly lower earnings from NetJets. The increases in earnings of FlightSafety, BH Media and TTI were primarily due to the aforementioned increases in revenues. NetJets’ earnings were negatively impacted by increased aircraft impairment charges, depreciation expense, maintenance costs and subcontracted flight expenses.

Retailing

Our retailing operations consist of four home furnishings businesses (Nebraska Furniture Mart, R.C. Willey, Star Furniture and Jordan’s), three jewelry businesses (Borsheims, Helzberg and Ben Bridge), See’s Candies, Pampered Chef, a direct seller of high quality kitchen tools and Oriental Trading Company (“OTC”), a direct retailer of party supplies, school supplies and toys and novelties. Revenues and pre-tax earnings in the first quarter of 2014 from the retailing businesses declined $17 million (2%) and $29 million (40%), respectively, compared to the first quarter of 2013. Lower comparative earnings were generated in 2014 by several of our retailers, most notably See’s Candies, which was due to the timing of Easter.

Finance and Financial Products

Our finance and financial products businesses include manufactured housing and finance (Clayton Homes), transportation equipment manufacturing, repair and leasing businesses (Marmon and XTRA), as well as other leasing and financing activities. Marmon manufactures, owns and leases railcars and intermodal tank cars, and also owns and leases cranes, while XTRA owns and leases over-the-road trailers. A summary of earnings from these businesses follows. Amounts are in millions.

	First Quarter
	2014	2013
Manufactured housing and finance	$115	$71
Transportation equipment manufacturing, repair and leasing	182	148
Other	75	77

Pre-tax earnings	372	296
Income taxes and noncontrolling interests	134	105

	$238	$191

Clayton Homes’ earnings were $115 million for the first quarter of 2014, an increase of $44 million (62%) compared to 2013. In the first quarter of 2014, the earnings benefitted from lower loan loss provisions and lower interest expense, which was primarily due to lower rates. Clayton Homes’ manufactured housing business continues to operate at a competitive disadvantage compared to traditional single family housing markets, which receive significant interest rate subsidies from the U.S. government through government agency insured mortgages. For the most part, these subsidies are not available to factory built homes. Nevertheless, Clayton Homes remains the largest manufactured housing business in the United States and we believe that it will continue to operate profitably, even under the prevailing conditions.

Earnings in the first quarter of 2014 from our transportation equipment manufacturing, repair and leasing businesses were $182 million, an increase of $34 million (23%) over the first quarter of 2013. The increase in earnings reflected a 10% increase in lease revenues, reflecting increased units on lease and higher lease rates. A significant portion of the costs of these businesses are fixed, so changes in revenues can have a disproportionate effect on earnings.

Earnings from our other finance activities include CORT’s furniture leasing business, interest and dividends from a portfolio of investments and our share of the earnings of a commercial mortgage servicing business in which we own a 50% joint venture interest. In addition, other earnings includes income from interest rate spreads charged to Clayton Homes on borrowings by a Berkshire financing subsidiary that are used to fund loans to Clayton Homes and guaranty fees charged to NetJets. Corresponding expenses are included in Clayton Homes’ and NetJets’ results. Guaranty fees and interest spreads charged to NetJets and Clayton Homes aggregated $18 million in the first quarter of 2014 and $24 million in the first quarter of 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Investment and Derivative Gains/Losses

A summary of investment and derivative gains and losses and other-than-temporary impairments on investments follows. Amounts are in millions.

	First Quarter
	2014	2013
Investment gains/losses	$1,150	$590
Other-than-temporary impairments	(19)	(85)
Derivative gains/losses	236	1,206

Gains/losses before income taxes and noncontrolling interests	1,367	1,711
Income taxes and noncontrolling interests	195	601

Net gains/losses	$1,172	$1,110

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

Pre-tax investment gains in the first quarter were $1,150 million in 2014 and $590 million in 2013. Investment gains in the first quarter of 2014 included a non-cash, pre-tax holding gain of $949 million realized in connection with the exchange of shares of Phillips 66 common stock for 100% of the common stock of a specialty chemical products subsidiary of Phillips 66. The exchange transaction was structured as a tax-free reorganization under the Internal Revenue Code. As a result, no income taxes were provided on the excess of the fair value of the Phillips 66 shares exchanged and the tax-basis cost of those shares. The gains in 2013 included $520 million related to our investments in General Electric and Goldman Sachs common stock warrants, which beginning in 2013 were carried at fair value with the unrealized gain or loss included in earnings. These warrants were exercised during the fourth quarter of 2013.

Other-than-temporary impairment (“OTTI”) charges in the first quarter of 2014 were not significant and in 2013 related to our investments in Texas Competitive Electric Holdings bonds. Although we have periodically recorded OTTI charges in earnings in the past, we continue to hold positions in certain of those securities. In cases where the market values of these investments have increased since the dates the OTTI charges were recorded in earnings, the related gains are not reflected in earnings but are instead included in shareholders’ equity as a component of accumulated other comprehensive income. When recorded, OTTI charges have no impact whatsoever on the asset values otherwise recorded in our Consolidated Balance Sheets or on our consolidated shareholders’ equity as those investments were carried at fair value on a recurring basis. In addition, the recognition of such losses in earnings rather than in accumulated other comprehensive income does not necessarily indicate that sales are imminent or planned and sales ultimately may not occur for a number of years. Furthermore, the recognition of OTTI charges does not necessarily indicate that the loss in value of the security is permanent or that the market price of the security will not subsequently increase to and ultimately exceed our original cost.

As of March 31, 2014, consolidated gross unrealized losses on our investments in equity and fixed maturity securities determined on an individual purchase lot basis were $388 million. We concluded that as of that date, such losses were not other than temporary. We consider several factors in determining whether or not impairments are deemed to be other than temporary, including the current and expected long-term business prospects and if applicable, the creditworthiness of the issuer, our ability and intent to hold the investment until the price recovers and the length of time and relative magnitude of the price decline.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Investment and Derivative Gains/Losses (Continued)

In the first quarter of 2014, derivative contracts produced a pre-tax gain of $236 million, which reflected a gain from credit default exposures, partially offset by losses under the equity index put option contracts. In the first quarter of 2013, our derivative contracts generated pre-tax gains of $1,206 million, which were primarily attributed to changes in fair values of our equity index put option contracts.

In the first quarter of 2014, our equity index put option contracts produced losses of $132 million compared to gains of $1,246 million in the first quarter of 2013. In 2014, the losses were primarily attributed to lower interest rate assumptions. In 2013, the gains reflected higher equity prices and the favorable foreign currency exchange rate movements from effects of a stronger U.S. Dollar. In the first quarter, our credit default contract generated a pre-tax gain of $373 million in 2014 and a loss of $14 million in 2013. Our credit default contract exposures currently relate to municipality/state issuers.

Other

Other sources of after-tax earnings in the first quarter of 2014 included earnings of $177 million related to Berkshire’s investments in Heinz Holding which were made in June 2013. Also included in other earnings during both the first quarters of 2014 and 2013 are purchase accounting adjustments with respect to several prior business acquisitions that are primarily related to the amortization of identifiable intangibles and corporate interest expense. In the aggregate these two items were approximately $155 million in 2014 and $157 million in 2013.

Financial Condition

Our balance sheet continues to reflect significant liquidity and a strong capital base. Our consolidated shareholders’ equity at March 31, 2014 was $227.6 billion, an increase of $5.7 billion since December 31, 2013. Consolidated cash and investments of our insurance and other businesses approximated $200.7 billion (excludes our investments in H.J. Heinz Holding Corporation) at March 31, 2014, and included cash and cash equivalents of $42.2 billion. As of March 31, 2014, our insurance subsidiaries held approximately $190.0 billion in cash and investments.

Berkshire Hathaway parent company borrowings include $8.0 billion of senior notes, of which $750 million mature in August 2014 and an additional $1.7 billion mature in February 2015. It is currently anticipated that we will issue new senior notes to replace some or all of the upcoming maturities. During the first quarter of 2014, Berkshire paid approximately $1.2 billion as final payment in connection with our acquisition of substantially all the outstanding shares held by Marmon non-controlling shareholders at December 31, 2013.

Berkshire’s Board of Directors has authorized Berkshire to repurchase its Class A and Class B common shares at prices no higher than a 20% premium over the book value of the shares. Berkshire may repurchase shares at management’s discretion. The repurchase program is expected to continue indefinitely, but does not obligate Berkshire to repurchase any dollar amount or number of Class A or Class B common shares. Repurchases will not be made if they would reduce Berkshire’s consolidated cash and cash equivalent holdings below $20 billion. Financial strength and redundant liquidity will always be of paramount importance at Berkshire. There were no share repurchases during the first quarter of 2014.

Our railroad, utilities and energy businesses (conducted by BNSF and Berkshire Hathaway Energy) maintain very large investments in capital assets (property, plant and equipment) and will regularly make capital expenditures in the normal course of business. In the first quarter of 2014, aggregate capital expenditures of these businesses were approximately $2.1 billion, including $1.2 billion by Berkshire Hathaway Energy and $0.9 billion by BNSF. BNSF and Berkshire Hathaway Energy forecast aggregate capital expenditures of approximately $8.9 billion over the remainder of 2014. Future capital expenditures are expected to be funded from cash flows from operations and debt issuances.

In March 2014, BNSF issued $500 million of 3.75% debentures due in 2024 and $1.0 billion of 4.9% debentures due in 2044. BNSF’s outstanding debt was $17.95 billion as of March 31, 2014. In the first quarter of 2014, Berkshire Hathaway Energy subsidiaries issued term debt of $425 million and its aggregate outstanding borrowings were $29.8 billion as of March 31, 2014. BNSF and Berkshire Hathaway Energy have aggregate debt and capital lease maturities over the remainder of 2014 of about $1.0 billion. Berkshire’s commitment to provide up to $2 billion of additional capital to Berkshire Hathaway Energy to permit the repayment of its debt obligations or to fund its regulated utility subsidiaries expired on February 28, 2014. Berkshire does not guarantee the repayment of debt issued by BNSF, Berkshire Hathaway Energy or any of their subsidiaries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition (Continued)

Assets of the finance and financial products businesses, which consisted primarily of loans and finance receivables, cash and cash equivalents, a portfolio of fixed maturity investments and equity investments and a sizable portfolio of assets held for lease, consisting of various types of transportation equipment and furniture. Finance and financial products assets were approximately $33.7 billion as of March 31, 2014 and $33.2 billion as of December 31, 2013. Liabilities were $19.5 billion as of March 31, 2014 and $19.8 billion as of December 31, 2013, which included notes payable and other borrowings of $13.0 billion and $13.1 billion, respectively. As of March 31, 2014, notes payable included approximately $11.2 billion of notes issued by Berkshire Hathaway Finance Corporation (“BHFC”). In January 2014, $750 million of BHFC senior notes matured and BHFC issued $750 million of new senior notes to replace maturing notes. The new senior notes consisted of $650 million of floating rate notes due in 2017 and $100 million of 2% notes due in 2018. An additional $400 million of BHFC debt will mature in July 2014 and $1.0 billion will mature in January 2015. We currently intend to issue additional new debt through BHFC to replace some or all of the upcoming debt maturities. The proceeds from the BHFC notes are used to finance originated loans and acquired loans of Clayton Homes. The full and timely payment of principal and interest on the BHFC notes is guaranteed by Berkshire. We also currently intend to issue new debt to support our Marmon leasing operations.

We regularly access the credit markets, particularly through our railroad, utilities and energy and finance and financial products businesses. Restricted access to credit markets at affordable rates in the future could have a significant negative impact on our operations.

As described in Note 13 to the Consolidated Financial Statements, we are party to equity index put option and credit default contracts. With limited exception, these contracts contain no collateral posting requirements under any circumstances, including changes in either the fair value or intrinsic value of the contracts or a downgrade in Berkshire’s credit ratings. At March 31, 2014, the liabilities recorded for such contracts were approximately $5.1 billion and we had no collateral posting requirements.

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

Contractual Obligations

We are party to contracts associated with ongoing business and financing activities, which will result in cash payments to counterparties in future periods. Certain obligations reflected in our Consolidated Balance Sheets, such as notes payable, require future payments on contractually specified dates and in fixed and determinable amounts, while others (including unpaid loss and loss adjustment expenses and life, annuity and health benefit liabilities assumed under insurance contracts) are contingent upon the outcome of future events. Actual payments will likely vary, perhaps significantly, from the liability estimates currently recorded in the Consolidated Balance Sheets. Other obligations, such as minimum rentals under operating leases, pertain to the acquisition of goods or services in the future and are not currently reflected in the financial statements. Such obligations will be reflected in future periods as the goods are delivered or services provided. Our contractual obligations as of March 31, 2014 were, in the aggregate, not materially different from those disclosed in the “Contractual Obligations” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2013.

Critical Accounting Policies

We are party to contracts associated with ongoing business and financing activities, which will result in cash payments to counterparties in future periods. Certain accounting policies require us to make estimates and judgments regarding transactions that have occurred and ultimately will be settled several years in the future or concerning the recoverability of assets. Amounts recognized in the financial statements from such estimates are necessarily based on assumptions about numerous factors involving varying, and possibly significant, degrees of judgment and uncertainty. Accordingly, the amounts currently recorded in the financial statements may prove, with the benefit of hindsight, to be inaccurate. Reference is made to “Critical Accounting Policies” discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2013 for additional discussion regarding these estimates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical Accounting Policies (Continued)

Our Consolidated Balance Sheet as of March 31, 2014 includes estimated liabilities for unpaid losses from property and casualty insurance and reinsurance contracts of $65.4 billion. Due to the inherent uncertainties in the process of establishing loss reserve amounts, the actual ultimate claim amounts will likely differ from the currently recorded amounts. A very small percentage change in estimates of this magnitude will result in a material effect on reported earnings. The effects from changes in these estimates are recorded as a component of losses incurred in the period of the change.

Our Consolidated Balance Sheet as of March 31, 2014 includes goodwill of acquired businesses of $58.3 billion. We evaluate goodwill for impairment at least annually and conducted our most recent annual review during the fourth quarter of 2013. Although we believe that the goodwill reflected in the Consolidated Balance Sheet as of March 31, 2014 is not impaired, goodwill may subsequently become impaired as a result of changes in facts and circumstances affecting the valuation of the reporting unit. A goodwill impairment charge could have a material effect on periodic net earnings.

Our Consolidated Balance Sheets include significant amounts of derivative contract liabilities that are measured at fair value. As of March 31, 2014 our most significant derivative contract exposures relate to equity index put option contracts written between 2004 and 2008. These contracts were entered into in over-the-counter markets and certain elements in the terms and conditions of such contracts are not standard. In particular, we are not required to post collateral under most of our contracts. Furthermore, there is no source of independent data available to us showing trading volume and actual prices of completed transactions. As a result, the values of these liabilities are based on valuation models that are believed to be used by market participants. Such models or other valuation techniques may use inputs that are observable in the marketplace, while others are unobservable. Unobservable inputs require us to make certain projections and assumptions about the information that would be used by market participants in establishing prices. Changes in assumptions may have a significant effect on values.

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

Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changes in market prices of our investments in fixed maturity and equity securities, losses realized from derivative contracts, the occurrence of one or more catastrophic events, such as an earthquake, hurricane or act of terrorism that causes losses insured by our insurance subsidiaries, changes in laws or regulations affecting our insurance, railroad, utilities and energy or finance subsidiaries, changes in federal income tax laws, and changes in general economic and market factors that affect the prices of securities or the industries in which we do business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Berkshire’s most recently issued Annual Report and in particular the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of March 31, 2014, there were no material changes in the market risks described in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Item 1A. Risk Factors

Our significant business risks are described in Item 1A to Form 10-K for the year ended December 31, 2013 to which reference is made herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

In September 2011, Berkshire’s Board of Directors (“Berkshire’s Board”) approved a common stock repurchase program under which Berkshire may repurchase its Class A and Class B shares at prices no higher than a 10% premium over the book value of the shares. In December 2012, Berkshire’s Board amended the repurchase program by raising the price limit to no higher than a 20% premium over book value. Berkshire may repurchase shares in the open market or through privately negotiated transactions. Berkshire’s Board authorization does not specify a maximum number of shares to be repurchased. However, repurchases will not be made if they would reduce Berkshire’s consolidated cash equivalent holdings below $20 billion. The repurchase program is expected to continue indefinitely and the amount of repurchases will depend entirely upon the level of cash available, the attractiveness of investment and business opportunities either at hand or on the horizon, and the degree of discount of the market price relative to management’s estimate of intrinsic value. The repurchase program does not obligate Berkshire to repurchase any dollar amount or number of Class A or Class B shares and there is no expiration date to the program. There were no share repurchases in the first three months of 2014.

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

101

The following financial information from Berkshire Hathaway Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) the Consolidated Statements of Earnings for each of the three-month periods ended March 31, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income for each of the three-month periods ended March 31, 2014 and 2013, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for each of the three-month periods ended March 31, 2014 and 2013, (v) the Consolidated Statements of Cash Flows for each of the three-month periods ended March 31, 2014 and 2013, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC. (Registrant)

Date: May 2, 2014	/S/ MARC D. HAMBURG
(Signature) Marc D. Hamburg, Senior Vice President and Principal Financial Officer