Form 10-Q
period 2014-06-30
BERKSHIRE HATHAWAY INC
filed 2014-08-01
CIK 1067983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of July 25, 2014:

Class A —	835,607
Class B —	1,210,134,698

BERKSHIRE HATHAWAY INC.

Part I Financial Information

Item 1. Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Insurance and Other:
Cash and cash equivalents	$49,182	$42,433
Investments:
Fixed maturity securities	29,175	28,785
Equity securities	116,944	115,464
Other	12,197	12,334
Investments in H.J. Heinz Holding Corporation	12,016	12,111
Receivables	22,997	20,280
Inventories	10,199	9,860
Property, plant and equipment	13,999	13,623
Goodwill	34,616	33,067
Other	20,635	19,113

	321,960	307,070

Railroad, Utilities and Energy:
Cash and cash equivalents	3,410	3,400
Property, plant and equipment	105,670	102,482
Goodwill	22,834	22,603
Other	16,942	16,149

	148,856	144,634

Finance and Financial Products:
Cash and cash equivalents	2,863	2,353
Investments in equity and fixed maturity securities	1,201	1,506
Other investments	5,723	5,617
Loans and finance receivables	12,517	12,826
Property, plant and equipment and assets held for lease	7,966	7,700
Goodwill	1,342	1,341
Other	1,951	1,884

	33,563	33,227

	$504,379	$484,931

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Losses and loss adjustment expenses	$65,614	$64,866
Unearned premiums	12,393	10,770
Life, annuity and health insurance benefits	12,331	11,681
Accounts payable, accruals and other liabilities	21,368	21,979
Notes payable and other borrowings	12,410	12,440

	124,116	121,736

Railroad, Utilities and Energy:
Accounts payable, accruals and other liabilities	14,941	14,557
Notes payable and other borrowings	48,840	46,655

	63,781	61,212

Finance and Financial Products:
Accounts payable, accruals and other liabilities	1,359	1,299
Derivative contract liabilities	4,925	5,331
Notes payable and other borrowings	12,837	13,129

	19,121	19,759

Income taxes, principally deferred	60,601	57,739

Total liabilities	267,619	260,446

Shareholders’ equity:
Common stock	8	8
Capital in excess of par value	35,491	35,472
Accumulated other comprehensive income	45,421	44,025
Retained earnings	154,848	143,748
Treasury stock, at cost	(1,763)	(1,363)

Berkshire Hathaway shareholders’ equity	234,005	221,890
Noncontrolling interests	2,755	2,595

Total shareholders’ equity	236,760	224,485

	$504,379	$484,931

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in millions except per share amounts)

	Second Quarter		First Six Months
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Revenues:
Insurance and Other:
Insurance premiums earned	$9,323	$8,815	$18,739	$18,192
Sales and service revenues	24,846	23,412	47,174	45,408
Interest, dividend and other investment income	1,583	1,608	2,738	2,618
Investment gains/losses	2,366	455	3,425	889

	38,118	34,290	72,076	67,107

Railroad, Utilities and Energy:
Revenues	9,846	8,378	19,599	16,778

Finance and Financial Products:
Sales and service revenues	1,314	1,183	2,410	2,214
Interest, dividend and other investment income	329	344	667	686
Investment gains/losses	—	37	72	108
Derivative gains/losses	155	461	391	1,667

	1,798	2,025	3,540	4,675

	49,762	44,693	95,215	88,560

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	5,542	5,269	11,132	10,413
Life, annuity and health insurance benefits	1,279	1,063	2,489	2,324
Insurance underwriting expenses	1,864	1,657	3,765	3,240
Cost of sales and services	20,063	19,095	38,200	37,114
Selling, general and administrative expenses	2,966	2,878	5,854	5,692
Interest expense	116	98	214	191

	31,830	30,060	61,654	58,974

Railroad, Utilities and Energy:
Cost of sales and operating expenses	7,193	6,094	14,574	12,205
Interest expense	591	452	1,156	899

	7,784	6,546	15,730	13,104

Finance and Financial Products:
Cost of sales and services	692	648	1,281	1,206
Selling, general and administrative expenses	423	407	800	803
Interest expense	117	141	236	287

	1,232	1,196	2,317	2,296

	40,846	37,802	79,701	74,374

Earnings before income taxes	8,916	6,891	15,514	14,186
Income tax expense	2,458	2,279	4,283	4,557

Net earnings	6,458	4,612	11,231	9,629
Less: Earnings attributable to noncontrolling interests	63	71	131	196

Net earnings attributable to Berkshire Hathaway	$6,395	$4,541	$11,100	$9,433

Average common shares outstanding *	1,644,370	1,643,599	1,644,215	1,643,391
Net earnings per share attributable to Berkshire Hathaway shareholders *	$3,889	$2,763	$6,751	$5,740

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

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

	Second Quarter		First Six Months
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Net earnings	$6,458	$4,612	$11,231	$9,629

Other comprehensive income:
Net change in unrealized appreciation of investments	2,639	1,411	5,230	11,052
Applicable income taxes	(938)	(518)	(1,836)	(3,844)
Reclassification of investment appreciation in net earnings	(2,408)	(271)	(3,449)	(775)
Applicable income taxes	843	95	1,207	271
Foreign currency translation	354	(203)	380	(853)
Applicable income taxes	(77)	42	(70)	93
Prior service cost and actuarial gains/losses of defined benefit pension plans	(16)	25	(9)	112
Applicable income taxes	5	(7)	5	(30)
Other, net	(25)	4	(29)	20

Other comprehensive income, net	377	578	1,429	6,046

Comprehensive income	6,835	5,190	12,660	15,675
Comprehensive income attributable to noncontrolling interests	68	64	164	165

Comprehensive income attributable to Berkshire Hathaway shareholders	$6,767	$5,126	$12,496	$15,510

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(dollars in millions)

	Berkshire Hathaway shareholders’ equity				Non- controlling interests	Total
	Common stock and capital in excess of par value	Accumulated other comprehensive income	Retained earnings	Treasury stock
Balance at December 31, 2012	$37,238	$27,500	$124,272	$(1,363)	$3,941	$191,588
Net earnings	—	—	9,433	—	196	9,629
Other comprehensive income, net	—	6,077	—	—	(31)	6,046
Issuance of common stock	70	—	—	—	—	70
Transactions with noncontrolling interests	(1,199)	(12)	—	—	(1,134)	(2,345)

Balance at June 30, 2013	$36,109	$33,565	$133,705	$(1,363)	$2,972	$204,988

Balance at December 31, 2013	$35,480	$44,025	$143,748	$(1,363)	$2,595	$224,485
Net earnings	—	—	11,100	—	131	11,231
Other comprehensive income, net	—	1,396	—	—	33	1,429
Issuance (acquisition) of common stock	48	—	—	(400)	—	(352)
Transactions with noncontrolling interests	(29)	—	—	—	(4)	(33)

Balance at June 30, 2014	$35,499	$45,421	$154,848	$(1,763)	$2,755	$236,760

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	First Six Months
	2014	2013
	(Unaudited)
Cash flows from operating activities:
Net earnings	$11,231	$9,629
Adjustments to reconcile net earnings to operating cash flows:
Investment gains/losses	(3,497)	(997)
Depreciation and amortization	3,582	3,217
Other	(249)	(85)
Changes in operating assets and liabilities before effects of business acquisitions:
Losses and loss adjustment expenses	599	583
Deferred charges reinsurance assumed	(216)	(309)
Unearned premiums	1,612	1,154
Receivables and originated loans	(2,815)	(180)
Derivative contract assets and liabilities	(405)	(1,543)
Income taxes	1,726	1,908
Other	265	(466)

Net cash flows from operating activities	11,833	12,911

Cash flows from investing activities:
Purchases of fixed maturity securities	(3,477)	(4,083)
Purchases of equity securities	(2,054)	(6,052)
Purchases of investments in H.J. Heinz Holding Corp.	—	(12,250)
Sales of fixed maturity securities	577	1,719
Redemptions and maturities of fixed maturity securities	3,159	3,827
Sales of equity securities	2,961	1,454
Purchases of loans and finance receivables	(141)	(326)
Collections of loans and finance receivables	658	330
Acquisitions of businesses, net of cash acquired	(676)	(154)
Purchases of property, plant and equipment	(6,093)	(4,758)
Other	262	(2,170)

Net cash flows from investing activities	(4,824)	(22,463)

Cash flows from financing activities:
Proceeds from borrowings of insurance and other businesses	70	2,596
Proceeds from borrowings of railroad, utilities and energy businesses	2,772	3,049
Proceeds from borrowings of finance businesses	749	1,510
Repayments of borrowings of insurance and other businesses	(36)	(2,700)
Repayments of borrowings of railroad, utilities and energy businesses	(1,301)	(311)
Repayments of borrowings of finance businesses	(1,042)	(1,800)
Change in short term borrowings, net	317	(973)
Acquisitions of noncontrolling interests	(1,287)	(2,889)
Other	(3)	(187)

Net cash flows from financing activities	239	(1,705)

Effects of foreign currency exchange rate changes	21	(40)

Increase in cash and cash equivalents	7,269	(11,297)
Cash and cash equivalents at January 1 *	48,186	46,992

Cash and cash equivalents at June 30 *	$55,455	$35,695

* Cash and cash equivalents are comprised of the following:
January 1—
Insurance and Other	$42,433	$42,358
Railroad, Utilities and Energy	3,400	2,570
Finance and Financial Products	2,353	2,064

	$48,186	$46,992

June 30—
Insurance and Other	$49,182	$31,035
Railroad, Utilities and Energy	3,410	2,564
Finance and Financial Products	2,863	2,096

	$55,455	$35,695

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

Note 1. General

The accompanying unaudited Consolidated Financial Statements include the accounts of Berkshire Hathaway Inc. (“Berkshire” or “Company”) consolidated with the accounts of all its subsidiaries and affiliates in which Berkshire holds controlling financial interests as of the financial statement date. In these notes the terms “us,” “we,” or “our” refer to Berkshire and its consolidated subsidiaries. Reference is made to Berkshire’s most recently issued Annual Report on Form 10-K (“Annual Report”) which includes information necessary or useful to understanding Berkshire’s businesses and financial statement presentations. Our significant accounting policies and practices were presented as Note 1 to the Consolidated Financial Statements included in the Annual Report. In our 2014 financial statements, we are presenting Marmon’s transportation equipment manufacturing, repair and leasing businesses as a component of finance and financial products businesses. Prior period amounts in these financial statements have been reclassified to conform to the current year presentation. On April 30, 2014, MidAmerican Energy Holdings Company’s name was changed to Berkshire Hathaway Energy Company (“BHE”).

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

Note 2. New accounting pronouncements

In February 2013, the FASB issued ASU 2013-04 “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” ASU 2013-04 requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the amount the reporting entity agreed to pay plus additional amounts the reporting entity expects to pay on behalf of its co-obligors. ASU 2013-04 became effective as of January 1, 2014. In January 2014, the FASB issued ASU 2014-01 “Accounting for Investments in Qualified Affordable Housing Tax Credits.” ASU 2014-01 permits an entity to elect the proportional amortization method of accounting for limited liability investments in qualified affordable housing projects if certain criteria are met. Under the proportional amortization method, the investment is amortized in proportion to the tax benefits received and the amortization charge is reported as a component of income tax expense. We adopted ASU 2014-01 for eligible investments as of January 1, 2014. The adoption of these accounting pronouncements had an immaterial effect on our Consolidated Financial Statements.

In April 2014, the FASB issued ASU 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 provides a narrower definition of discontinued operations than under existing U.S. GAAP. ASU 2014-08 requires that only disposals of components of an entity (or groups of components) that represent a strategic shift that has or will have a major effect on the reporting entity’s operations are reported in the financial statements as discontinued operations. ASU 2014-08 also provides guidance on the financial statement presentations and disclosures of discontinued operations. ASU 2014-08 is effective prospectively for disposals (or classifications of businesses as held-for-sale) of components of an entity that occur in annual or interim periods beginning after December 15, 2014.

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers.” ASU 2014-09 applies to most contracts with customers. Insurance and leasing contracts are excluded from the scope of this pronouncement. ASU 2014-09 prescribes a five step framework in accounting for revenues from contracts within its scope, including (a) identification of the contract, (b) identification of the performance obligations under the contract, (c) determination of the transaction price, (d) allocation of the transaction price to the identified performance obligations and (e) recognition of revenues as the identified performance obligations are satisfied. ASU 2014-09 also prescribes additional disclosures and financial statement presentations. ASU 2014-09 is effective for public entities in annual reporting periods beginning after December 15, 2016. Early application is not permitted. ASU 2014-09 may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. We are currently evaluating the effect the adoption of this standard will have on our consolidated financial statements.

Notes to Consolidated Financial Statements (Continued)

Note 3. Significant business acquisitions

Our long-held acquisition strategy is to acquire businesses at sensible prices that have consistent earning power, good returns on equity and able and honest management.

On December 19, 2013, BHE acquired NV Energy, Inc. (“NV Energy”) for cash consideration of approximately $5.6 billion. NV Energy is an energy holding company serving approximately 1.2 million retail electric customers and 0.2 million retail natural gas customers in Nevada. NV Energy’s principal operating subsidiaries, Nevada Power Company and Sierra Pacific Power Company, are regulated utilities. We accounted for the acquisition pursuant to the acquisition method. NV Energy’s financial results are included in our Consolidated Financial Statements beginning on the acquisition date.

The preliminary values of NV Energy’s identified assets acquired and liabilities assumed and residual goodwill at the date of acquisition are summarized as follows (in millions).

December 19, 2013
Property, plant and equipment	$9,550
Goodwill	2,362
Other assets, including cash and cash equivalents of $304 million	2,481

Assets acquired	$14,393

Accounts payable, accruals and other liabilities	$3,455
Notes payable and other borrowings	5,342

Liabilities assumed	$8,797

Net assets acquired	$5,596

On January 1, 2014, we acquired the beverage dispensing equipment manufacturing and merchandising operations of British engineering company, IMI plc for approximately $1.12 billion. On February 25, 2014, we acquired 100% of the outstanding common stock of Phillips Specialty Products Inc. (“PSPI”) in exchange for 17,422,615 shares of Phillips 66 (“PSX”) common stock with an aggregate fair value of $1.35 billion. PSPI, which has been renamed as Lubrizol Specialty Products Inc. (“LSPI”), provides flow improver products to customers worldwide. On June 30, 2014, we acquired WPLG, Inc. (“WPLG”), whose assets included a Miami, Florida, ABC affiliated television station, shares of Berkshire Hathaway Class A and Class B common stock and cash in exchange for 1,620,190 shares of Graham Holding Company (“GHC”) common stock with an aggregate fair value of $1.13 billion. At their respective acquisition dates, the preliminary aggregate fair value of the identified net assets of IMI plc, LSPI and WPLG was approximately $2.1 billion and the residual goodwill was approximately $1.5 billion.

The following table sets forth certain unaudited pro forma consolidated earnings data for the first six months of 2013 (in millions, except the per share amount).

Revenues	$90,362
Net earnings attributable to Berkshire Hathaway shareholders	9,563
Net earnings per equivalent Class A common share attributable to Berkshire Hathaway shareholders	5,819

Notes to Consolidated Financial Statements (Continued)

Note 4. Investments in fixed maturity securities

Investments in securities with fixed maturities as of June 30, 2014 and December 31, 2013 are summarized by type below (in millions).

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Carrying Value
June 30, 2014
Available for sale:
U.S. Treasury, U.S. government corporations and agencies	$2,819	$16	$(3)	$2,832	$2,832
States, municipalities and political subdivisions	2,003	109	(1)	2,111	2,111
Foreign governments	12,485	307	(40)	12,752	12,752
Corporate bonds	7,923	1,268	(2)	9,189	9,189
Mortgage-backed securities	1,656	224	(4)	1,876	1,876

	26,886	1,924	(50)	28,760	28,760
Held to maturity:
Wm. Wrigley Jr. Company notes	661	10	—	671	661

	$27,547	$1,934	$(50)	$29,431	$29,421

December 31, 2013
Available for sale:
U.S. Treasury, U.S. government corporations and agencies	$2,650	$16	$(8)	$2,658	$2,658
States, municipalities and political subdivisions	2,221	129	(5)	2,345	2,345
Foreign governments	11,001	182	(110)	11,073	11,073
Corporate bonds	9,383	1,190	(15)	10,558	10,558
Mortgage-backed securities	1,830	218	(8)	2,040	2,040

	27,085	1,735	(146)	28,674	28,674
Held to maturity:
Wm. Wrigley Jr. Company notes	679	17	—	696	679

	$27,764	$1,752	$(146)	$29,370	$29,353

Investments in fixed maturity securities are reflected in our Consolidated Balance Sheets as follows (in millions).

	June 30, 2014	December 31, 2013
Insurance and other	$29,175	$28,785
Finance and financial products	246	568

	$29,421	$29,353

Investments in foreign government securities include securities issued by national and provincial government entities as well as instruments that are unconditionally guaranteed by such entities. As of June 30, 2014, approximately 92% of foreign government holdings were rated AA or higher by at least one of the major rating agencies and securities issued or guaranteed by the United Kingdom, Germany, Australia, Canada and The Netherlands represented 76% of these investments. Unrealized losses on all fixed maturity investments in a continuous unrealized loss position for more than twelve consecutive months were not significant.

The amortized cost and estimated fair value of securities with fixed maturities at June 30, 2014 are summarized below by contractual maturity dates. Actual maturities will differ from contractual maturities because issuers of certain of the securities retain early call or prepayment rights. Amounts are in millions.

	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Mortgage- backed securities	Total
Amortized cost	$7,969	$12,639	$2,628	$2,655	$1,656	$27,547
Fair value	8,075	13,450	2,875	3,155	1,876	29,431

Notes to Consolidated Financial Statements (Continued)

Note 5. Investments in equity securities

Investments in equity securities as of June 30, 2014 and December 31, 2013 are summarized based on the primary industry of the investee in the table below (in millions).

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2014 *
Banks, insurance and finance	$22,368	$32,190	$—	$54,558
Consumer products	7,088	18,129	(1)	25,216
Commercial, industrial and other	30,151	9,632	(365)	39,418

	$59,607	$59,951	$(366)	$119,192

*

As of June 30, 2014, approximately 58% of the aggregate fair value was concentrated in the equity securities of four companies (American Express Company – $14.4 billion; Wells Fargo & Company – $25.4 billion; International Business Machines Corporation – $12.7 billion; and The Coca-Cola Company – $16.9 billion).

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

As of June 30, 2014 and December 31, 2013, we concluded that the unrealized losses shown in the tables above were temporary. Our conclusions were based on: (a) our ability and intent to hold the securities to recovery; (b) our assessment that the underlying business and financial condition of each of these issuers was favorable; (c) our opinion that the relative price declines were not significant; and (d) our belief that market prices will increase to and exceed our cost. As of June 30, 2014 and December 31, 2013, unrealized losses on equity securities in a continuous unrealized loss position for more than twelve consecutive months were $61 million and $52 million, respectively.

Investments in equity securities are reflected in our Consolidated Balance Sheets as follows (in millions).

	June 30, 2014	December 31, 2013
Insurance and other	$116,944	$115,464
Railroad, utilities and energy *	1,293	1,103
Finance and financial products	955	938

	$119,192	$117,505

*	Included in other assets.

Note 6. Other investments

Other investments include preferred stock of Wm. Wrigley Jr. Company (“Wrigley”), The Dow Chemical Company (“Dow”) and Bank of America Corporation (“BAC”) as well as warrants to purchase common stock of BAC. Information concerning each of these investments follows.

In 2008, we acquired $2.1 billion liquidation amount of Wrigley preferred stock in conjunction with Mars Incorporated’s acquisition of Wrigley. The Wrigley preferred stock is entitled to dividends at a rate of 5% per annum. This investment is held within our Finance and Financial Products businesses.

Notes to Consolidated Financial Statements (Continued)

Note 6. Other investments (Continued)

In 2009, we acquired 3,000,000 shares of Series A Cumulative Convertible Perpetual Preferred Stock of Dow (“Dow Preferred”) for a cost of $3 billion. Each share of the Dow Preferred is convertible into 24.201 shares of Dow common stock (equivalent to a conversion price of $41.32 per share). Beginning in April 2014, Dow has the option, to cause some or all of the Dow Preferred to be converted into Dow common stock at the then applicable conversion rate, if the closing price on the New York Stock Exchange of Dow’s common stock price exceeds $53.72 per share for 20 trading days within any period of 30 consecutive trading days ending on the day before Dow exercises its option. The Dow Preferred is entitled to dividends at a rate of 8.5% per annum. The Dow Preferred is held by our insurance subsidiaries.

In 2011, we acquired 50,000 shares of 6% Perpetual Preferred Stock of BAC (“BAC Preferred”) and warrants to purchase 700,000,000 shares of common stock of BAC (“BAC Warrants”) for a combined cost of $5 billion. When issued, the BAC Preferred was redeemable at any time by BAC at a price of $105,000 per share ($5.25 billion in aggregate) and dividends were payable on a cumulative basis. At the end of 2013, Berkshire agreed to a proposed amendment to the BAC Preferred and on May 7, 2014, BAC shareholders approved the amendment. Pursuant to the amendment, the BAC Preferred may not be redeemed at the option of BAC before May 7, 2019 and dividends payable on the BAC Preferred are no longer cumulative. The BAC Warrants expire in 2021 and are exercisable for an aggregate cost of $5 billion ($7.142857/share). The BAC Preferred and BAC Warrants are held by our Insurance businesses (80%) and our Finance and Financial Products businesses (20%).

Our other investments are classified as available-for-sale and are carried at fair value. In the aggregate, the cost of these investments was $10.0 billion and the fair value was approximately $17.9 billion at June 30, 2014 and December 31, 2013.

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

Heinz is one of the world’s leading marketers and producers of healthy, convenient and affordable foods, specializing in ketchup, sauces, meals, soups, snacks and infant nutrition. Heinz is a global family of leading branded products, including Heinz® Ketchup, sauces, soups, beans, pasta, infant foods, Ore-Ida® potato products, Weight Watchers® Smart Ones® entrées and T.G.I. Friday’s® snacks.

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

Notes to Consolidated Financial Statements (Continued)

Note 7. Investments in H.J. Heinz Holding Corporation (Continued)

We account for our investments in Heinz Holding common stock and common stock warrants on the equity method. Accordingly, we included our proportionate share of Heinz Holding’s net earnings attributable to common stockholders and other comprehensive income in our Consolidated Statements of Earnings and Comprehensive Income beginning as of the acquisition date. We account for our investment in Preferred Stock as an equity investment and it is carried at cost in our Consolidated Balance Sheets. Dividends earned in connection with the Preferred Stock and our share of Heinz Holding’s net earnings attributable to common stockholders are included in interest, dividend and other investment income of Insurance and Other in our Consolidated Statements of Earnings.

Summarized consolidated financial information of Heinz Holding and its subsidiaries follows (in millions).

	June 29, 2014	December 29, 2013
Assets	$38,767	$38,972
Liabilities	22,303	22,429

	Second Quarter 2014	First Six Months 2014
Sales	$2,728	$5,528

Net earnings	$127	$322
Preferred stock dividends earned by Berkshire	(180)	(360)

Net loss attributable to common stockholders	$(53)	$(38)

Earnings attributable to Berkshire *	$152	$340

* Includes dividends earned and Berkshire’s share of net loss attributable to common stockholders.

Note 8. Investment gains/losses

Investment gains/losses are summarized below (in millions).

	Second Quarter		First Six Months
	2014	2013	2014	2013
Fixed maturity securities —
Gross gains from sales and other disposals	$39	$67	$229	$82
Gross losses from sales and other disposals	(19)	(38)	(48)	(92)
Equity securities —
Gross gains from sales and other disposals	2,391	261	3,395	370
Gross losses from sales and other disposals	(3)	(19)	(3)	(20)
Other-than-temporary impairments	—	—	(19)	(85)
Other	(42)	221	(57)	742

	$2,366	$492	$3,497	$997

Investment gains/losses are reflected in our Consolidated Statements of Earnings as follows (in millions).

	Second Quarter		First Six Months
	2014	2013	2014	2013
Insurance and other	$2,366	$455	$3,425	$889
Finance and financial products	—	37	72	108

	$2,366	$492	$3,497	$997

Gains from disposals of equity securities in 2014 included non-cash holding gains of approximately $1.1 billion in the second quarter and $2.1 billion in the first six months from the exchange of PSX common stock in connection with the acquisition of PSPI, and the exchange of GHC common stock for WPLG. The PSX/PSPI exchange was completed February 25, 2014 and the GHC/WPLG exchange was completed on June 30, 2014. The holding gains represented the excess of the respective fair value of the net assets of PSPI and WPLG received over the respective cost basis of the PSX and GHC shares exchanged.

Notes to Consolidated Financial Statements (Continued)

Note 9. Receivables

Receivables of insurance and other businesses are comprised of the following (in millions).

	June 30, 2014	December 31, 2013
Insurance premiums receivable	$8,638	$7,474
Reinsurance recoverable on unpaid losses	3,233	3,055
Trade and other receivables	11,477	10,111
Allowances for uncollectible accounts	(351)	(360)

	$22,997	$20,280

Loans and finance receivables of finance and financial products businesses are comprised of the following (in millions).

	June 30, 2014	December 31, 2013
Consumer installment loans, commercial loans and finance receivables	$12,853	$13,170
Allowances for uncollectible loans	(336)	(344)

	$12,517	$12,826

Consumer installment loans represented approximately 97% and 95% of the aggregate consumer installment loans, commercial loans and finance receivables as of June 30, 2014 and December 31, 2013, respectively. Allowances for uncollectible loans predominantly related to consumer installment loans. Provisions for loan losses for the first six months of 2014 and 2013 were $94 million and $128 million, respectively, and loan charge-offs, net of recoveries, were $102 million in 2014 and $151 million in 2013. The carrying values of loans were net of unamortized acquisition discounts of $308 million at June 30, 2014 and $406 million at December 31, 2013. At June 30, 2014, approximately 97% of the loan balances were evaluated collectively for impairment, and the remainder were evaluated individually for impairment. As a part of the evaluation process, credit quality indicators are reviewed and loans are designated as performing or non-performing. At June 30, 2014, approximately 98% of the loan balances were determined to be performing and approximately 94% of those balances were current as to payment status.

Note 10. Inventories

Inventories are comprised of the following (in millions).

	June 30, 2014	December 31, 2013
Raw materials	$1,889	$1,755
Work in process and other	900	842
Finished manufactured goods	3,447	3,206
Goods acquired for resale	3,963	4,057

	$10,199	$9,860

Note 11. Property, plant and equipment and assets held for lease

A summary of property, plant and equipment of our insurance and other businesses follows (in millions).

	Ranges of estimated useful life	June 30, 2014	December 31, 2013
Land	—	$1,125	$1,098
Buildings and improvements	2 – 40 years	6,415	6,244
Machinery and equipment	3 – 25 years	16,313	15,984
Furniture, fixtures and other	2 – 15 years	3,082	2,748

		26,935	26,074
Accumulated depreciation		(12,936)	(12,451)

		$13,999	$13,623

Depreciation expense attributable to assets of insurance and other businesses for the first six months of 2014 and 2013 was $797 million and $802 million, respectively.

Notes to Consolidated Financial Statements (Continued)

Note 11. Property, plant and equipment and assets held for lease (Continued)

A summary of property, plant and equipment of our railroad and our utilities and energy businesses follows (in millions).

	Ranges of estimated useful life	June 30, 2014	December 31, 2013
Railroad:
Land	—	$5,972	$5,973
Track structure and other roadway	5 – 100 years	41,012	40,098
Locomotives, freight cars and other equipment	5 – 40 years	8,417	7,551
Construction in progress	—	1,130	973
Utilities and energy:
Utility generation, distribution and transmission system	5 – 80 years	59,341	57,490
Interstate pipeline assets	3 – 80 years	6,470	6,448
Independent power plants and other assets	3 – 30 years	4,093	2,516
Construction in progress	—	3,490	4,217

		129,925	125,266
Accumulated depreciation		(24,255)	(22,784)

		$105,670	$102,482

Railroad property, plant and equipment includes the land, other roadway, track structure and rolling stock (primarily locomotives and freight cars) of BNSF. The utility generation, distribution and transmission system and interstate pipeline assets are the regulated assets of public utility and natural gas pipeline subsidiaries. Depreciation expense of the railroad, utilities and energy businesses for the first six months of 2014 and 2013 was $1,924 million and $1,597 million, respectively.

Assets held for lease and property, plant and equipment of our finance and financial products businesses are summarized below (in millions).

	Ranges of estimated useful life	June 30, 2014	December 31, 2013
Assets held for lease	6 – 30 years	$9,923	$9,509
Land	—	231	233
Buildings, machinery and other	3 – 50 years	1,180	1,146

		11,334	10,888
Accumulated depreciation		(3,368)	(3,188)

		$7,966	$7,700

Depreciation expense of the finance and financial products businesses for the first six months of 2014 and 2013 was $296 million and $283 million, respectively.

Note 12. Goodwill and other intangible assets

A reconciliation of the change in the carrying value of goodwill is as follows (in millions).

	June 30, 2014	December 31, 2013
Balance at beginning of year	$57,011	$54,523
Acquisitions of businesses	1,750	2,732
Other, including foreign currency translation	31	(244)

Balance at end of period	$58,792	$57,011

Notes to Consolidated Financial Statements (Continued)

Note 12. Goodwill and other intangible assets (Continued)

Intangible assets other than goodwill are included in other assets and are summarized as follows (in millions).

	June 30, 2014		December 31, 2013
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Insurance and other	$12,882	$4,017	$11,923	$3,723
Railroad, utilities and energy	2,254	1,387	2,214	1,231

	$15,136	$5,404	$14,137	$4,954

Trademarks and trade names	$3,011	$392	$2,750	$340
Patents and technology	5,703	2,920	5,173	2,626
Customer relationships	4,786	1,587	4,690	1,518
Other	1,636	505	1,524	470

	$15,136	$5,404	$14,137	$4,954

Amortization expense was $565 million for the first six months of 2014 and $535 million for the first six months of 2013. Intangible assets with indefinite lives as of June 30, 2014 and December 31, 2013 were $2,460 million and $2,221 million, respectively.

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

	June 30, 2014			December 31, 2013
	Assets	Liabilities	Notional Value	Assets	Liabilities	Notional Value
Equity index put options	$—	$4,734	$32,362(1)	$—	$4,667	$32,095(1)
Credit default	—	191	7,792(2)	—	648	7,792(2)
Other, principally interest rate and foreign currency	—	—		—	16

	$—	$4,925		$—	$5,331

(1)	Represents the aggregate undiscounted amount payable at the contract expiration dates assuming that the value of the related index is zero at each contract’s expiration date.

(2)	Represents the maximum undiscounted future value of losses payable under the contracts, if all underlying issuers default and the residual value of the specified obligations is zero.

Derivative gains/losses of our finance and financial products businesses included in our Consolidated Statements of Earnings were as follows (in millions).

	Second Quarter		First Six Months
	2014	2013	2014	2013
Equity index put options	$65	$390	$(67)	$1,636
Credit default	84	99	457	85
Other, principally interest rate and foreign currency	6	(28)	1	(54)

	$155	$461	$391	$1,667

Notes to Consolidated Financial Statements (Continued)

Note 13. Derivative contracts (Continued)

We have written no new equity index put option contracts since February 2008. The contracts currently outstanding are European style options written on four major equity indexes. Future payments, if any, under any given contract will be required if the underlying index value is below the strike price on the contract expiration date. We received the premiums on these contracts in full at the contract inception dates and therefore have no counterparty credit risk.

The aggregate intrinsic value (which is the undiscounted liability assuming the contracts are settled based on the index values and foreign currency exchange rates as of the balance sheet date) of our equity index put option contracts was approximately $1.5 billion at June 30, 2014 and $1.7 billion at December 31, 2013. However, these contracts may not be unilaterally terminated or fully settled before the expiration dates which occur between June 2018 and January 2026. Therefore, the ultimate amount of cash basis gains or losses on these contracts will not be determined for many years. The remaining weighted average life of all contracts was approximately 6.5 years at June 30, 2014.

Our remaining credit default contract relates to approximately 500 municipal debt issues with maturities ranging from 2019 to 2054 and has an aggregate notional value of approximately $7.8 billion. The underlying debt issues have a weighted average maturity of approximately 17.25 years. Pursuant to the contract terms, future losses, if any, are not payable before the maturity dates of the underlying obligations. We have no counterparty credit risk under this contract because all premiums were received at the inception of the contract.

A limited number of our equity index put option contracts contain collateral posting requirements with respect to changes in the fair value or intrinsic value of the contracts and/or a downgrade of Berkshire’s credit ratings. As of June 30, 2014 and December 31, 2013, we did not have any collateral posting requirements. If Berkshire’s credit ratings (currently AA from Standard & Poor’s and Aa2 from Moody’s) are downgraded below either A- by Standard & Poor’s or A3 by Moody’s, additional collateral of up to $1.1 billion could be required to be posted.

Our regulated utility subsidiaries are exposed to variations in the prices of fuel required to generate electricity, wholesale electricity purchased and sold and natural gas supplied for customers. Derivative instruments, including forward purchases and sales, futures, swaps and options, are used to manage a portion of these price risks. Derivative contract assets are included in other assets of railroad, utilities and energy businesses and were $90 million and $87 million as of June 30, 2014 and December 31, 2013, respectively. Derivative contract liabilities are included in accounts payable, accruals and other liabilities of railroad, utilities and energy businesses and were $126 million and $208 million as of June 30, 2014 and December 31, 2013, respectively. Unrealized gains and losses under the contracts of our regulated utilities that are probable of recovery through rates are recorded as regulatory assets or liabilities. Unrealized gains or losses on contracts accounted for as cash flow or fair value hedges are recorded in other comprehensive income or in net earnings, as appropriate.

Note 14. Supplemental cash flow information

A summary of supplemental cash flow information for the first six months of 2014 and 2013 is presented in the following table (in millions).

	First Six Months
	2014	2013
Cash paid during the period for:
Income taxes	$2,151	$2,724
Interest:
Insurance and other businesses	181	161
Railroad, utilities and energy businesses	1,209	918
Finance and financial products businesses	237	301
Investments in equity securities exchanged in connection with business acquisitions	2,478	—
Liabilities assumed in connection with business acquisitions	1,038	4
Treasury stock acquired in connection with business acquisition	400	—

Notes to Consolidated Financial Statements (Continued)

Note 15. Notes payable and other borrowings

Notes payable and other borrowings are summarized below (in millions). The weighted average interest rates and maturity date ranges shown in the following tables are based on borrowings as of June 30, 2014.

	Weighted Average Interest Rate	June 30, 2014	December 31, 2013
Insurance and other:
Issued by Berkshire due 2014-2047	2.7%	$8,357	$8,311
Short-term subsidiary borrowings	0.4%	890	949
Other subsidiary borrowings due 2014-2035	6.0%	3,163	3,180

		$12,410	$12,440

	Weighted Average Interest Rate	June 30, 2014	December 31, 2013
Railroad, utilities and energy:
Issued by Berkshire Hathaway Energy Company (“BHE”) and its subsidiaries:
BHE senior unsecured debt due 2017-2043	5.7%	$6,366	$6,616
Subsidiary and other debt due 2014-2054	5.2%	24,593	23,033
Issued by Burlington Northern Santa Fe LLC and its subsidiaries (“BNSF”) due 2014-2097	5.1%	17,881	17,006

		$48,840	$46,655

BHE subsidiary debt represents amounts issued pursuant to separate financing agreements. All, or substantially all, of the assets of certain BHE subsidiaries are, or may be, pledged or encumbered to support or otherwise secure the debt. These borrowing arrangements generally contain various covenants including, but not limited to, leverage ratios, interest coverage ratios and debt service coverage ratios. In the first six months of 2014, BHE subsidiaries issued term debt of $1,272 million.

In March 2014, BNSF issued $500 million of 3.75% debentures due in 2024 and $1.0 billion of 4.9% debentures due in 2044. BNSF’s borrowings are primarily unsecured. As of June 30, 2014, BNSF and BHE and their subsidiaries were in compliance with all applicable debt covenants. Berkshire does not guarantee any debt, borrowings or lines of credit of BNSF, BHE or their subsidiaries.

	Weighted Average Interest Rate	June 30, 2014	December 31, 2013
Finance and financial products:
Issued by Berkshire Hathaway Finance Corporation (“BHFC”) due 2014-2043	3.3%	$11,178	$11,178
Issued by other subsidiaries due 2014-2036	4.7%	1,659	1,951

		$12,837	$13,129

The borrowings of BHFC, a wholly owned finance subsidiary of Berkshire, are fully and unconditionally guaranteed by Berkshire. In January 2014, $750 million of BHFC senior notes matured and BHFC issued $750 million of new senior notes to replace maturing notes. The new senior notes consisted of $650 million of floating rate notes due in 2017 and $100 million of 2% notes due in 2018.

Our subsidiaries have unused lines of credit and commercial paper capacity aggregating approximately $7.2 billion at June 30, 2014, to support short-term borrowing programs and provide additional liquidity. Such unused lines of credit included about $4.1 billion related to BHE and its subsidiaries. In addition to BHFC’s borrowings, Berkshire has guaranteed other subsidiary borrowings, aggregating approximately $3.9 billion at June 30, 2014. Generally, Berkshire’s guarantee of a subsidiary’s debt obligation is an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all present and future payment obligations.

Notes to Consolidated Financial Statements (Continued)

Note 16. Fair value measurements

Our financial assets and liabilities are summarized below as of June 30, 2014 and December 31, 2013 with fair values shown according to the fair value hierarchy (in millions). The carrying values of cash and cash equivalents, accounts receivable and accounts payable, accruals and other liabilities are considered to be reasonable estimates of their fair values.

	Carrying Value	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2014
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$2,832	$2,832	$2,270	$562	$—
States, municipalities and political subdivisions	2,111	2,111	—	2,111	—
Foreign governments	12,752	12,752	7,771	4,981	—
Corporate bonds	9,850	9,860	—	8,875	985
Mortgage-backed securities	1,876	1,876	—	1,876	—
Investments in equity securities	119,192	119,192	119,125	60	7
Investment in Heinz Holding Preferred Stock	7,710	8,384	—	—	8,384
Other investments	17,920	17,920	—	—	17,920
Loans and finance receivables	12,517	11,589	—	48	11,541
Derivative contract assets (1)	90	90	3	27	60
Derivative contract liabilities:
Railroad, utilities and energy (1)	126	126	1	74	51
Finance and financial products:
Equity index put options	4,734	4,734	—	—	4,734
Credit default	191	191	—	—	191
Notes payable and other borrowings:
Insurance and other	12,410	12,918	—	12,918	—
Railroad, utilities and energy	48,840	54,539	—	54,539	—
Finance and financial products	12,837	13,458	—	12,849	609

December 31, 2013
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$2,658	$2,658	$2,184	$473	$1
States, municipalities and political subdivisions	2,345	2,345	—	2,345	—
Foreign governments	11,073	11,073	7,467	3,606	—
Corporate bonds	11,237	11,254	—	10,187	1,067
Mortgage-backed securities	2,040	2,040	—	2,040	—
Investments in equity securities	117,505	117,505	117,438	60	7
Investment in Heinz Holding Preferred Stock	7,710	7,971	—	—	7,971
Other investments	17,951	17,951	—	—	17,951
Loans and finance receivables	12,826	12,002	—	454	11,548
Derivative contract assets (1)	87	87	3	15	69
Derivative contract liabilities:
Railroad, utilities and energy (1)	208	208	1	198	9
Finance and financial products:
Equity index put options	4,667	4,667	—	—	4,667
Credit default	648	648	—	—	648
Notes payable and other borrowings:
Insurance and other	12,440	12,655	—	12,655	—
Railroad, utilities and energy	46,655	49,879	—	49,879	—
Finance and financial products	13,129	13,505	—	12,846	659

(1)	Assets are included in other assets and liabilities are included in accounts payable, accruals and other liabilities.

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

Reconciliations of assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the six months ending June 30, 2014 and 2013 follow (in millions).

	Investments in fixed maturity securities	Investments in equity securities and other investments	Net derivative contract liabilities
Six months ending June 30, 2014
Balance at December 31, 2013	$372	$17,958	$(5,255)
Gains (losses) included in:
Earnings	—	—	369
Other comprehensive income	—	(31)	4
Regulatory assets and liabilities	—	—	—
Dispositions and settlements	(1)	—	1
Transfers into (out of) Level 3	(56)	—	(35)

Balance at June 30, 2014	$315	$17,927	$(4,916)

Six months ending June 30, 2013
Balance at December 31, 2012	$652	$15,785	$(7,847)
Gains (losses) included in:
Earnings	—	523	1,715
Other comprehensive income	(12)	722	(5)
Regulatory assets and liabilities	—	—	2
Dispositions and settlements	(8)	(31)	(45)
Transfers into (out of) Level 3	—	(1,495)	—

Balance at June 30, 2013	$632	$15,504	$(6,180)

In the second quarter of 2013, we transferred the fair value measurements of the Goldman Sachs Warrants and General Electric Warrants from Level 3 to Level 2 because we concluded that the unobservable inputs were no longer significant.

Notes to Consolidated Financial Statements (Continued)

Note 16. Fair value measurements (Continued)

Gains and losses recorded in earnings are reported as components of investment gains/losses, derivative gains/losses and other revenues, as appropriate and are primarily related to changes in the values of derivative contracts and settlement transactions. Gains and losses recorded in other comprehensive income are reported as components of the net change in unrealized appreciation of investments and the reclassification of investment appreciation in earnings, as appropriate in the Consolidated Statements of Comprehensive Income.

Quantitative information as of June 30, 2014, with respect to assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) follows (in millions).

	Fair Value	Principal Valuation Techniques	Unobservable Inputs	Weighted Average
Other investments:
Preferred stocks	$12,306	Discounted cash flow	Expected duration	6 years

			Discount for transferability restrictions and subordination	97 basis points

Common stock warrants	5,614	Warrant pricing model	Discount for transferability and hedging restrictions	9%
Net derivative liabilities:
Equity index put options	4,734	Option pricing model	Volatility	20%

Credit default-states/municipalities	191	Discounted cash flow	Credit spreads	17 basis points

Other investments currently consist of investments that were acquired in a few relatively large private placement transactions and include preferred stocks and common stock warrants. These investments are subject to contractual restrictions on transferability and/or provisions that prevent us from economically hedging the values of our investments. In applying discounted estimated cash flow techniques in valuing the perpetual preferred stocks, we made assumptions regarding the expected durations of the investments, as the issuers may have the right to redeem or convert these investments. We also made estimates regarding the impact of subordination, as the preferred stocks have a lower priority in liquidation than debt instruments of the issuers, which affected the discount rates used. In valuing the common stock warrants, we used a warrant valuation model. While most of the inputs to the model are observable, we are subject to the aforementioned contractual restrictions. We have applied discounts with respect to the contractual restrictions. Increases or decreases to these inputs would result in decreases or increases to the fair values of the investments.

Our equity index put option and credit default contracts are not exchange traded and certain contract terms are not standard in derivatives markets. For example, we are not required to post collateral under most of our contracts and many contracts have long durations, and otherwise are illiquid. For these and other reasons, we classified these contracts as Level 3. The methods we use to value these contracts are those that we believe market participants would use in determining exchange prices with respect to such contracts.

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

Notes to Consolidated Financial Statements (Continued)

Note 17. Common stock

Changes in Berkshire’s issued and outstanding common stock during the first six months of 2014 are shown in the table below.

	Class A, $5 Par Value (1,650,000 shares authorized)			Class B, $0.0033 Par Value (3,225,000,000 shares authorized)
	Issued	Treasury	Outstanding	Issued	Treasury	Outstanding
Balance at December 31, 2013	868,616	(9,573)	859,043	1,178,775,092	(1,408,484)	1,177,366,608
Conversions of Class A common stock to Class B common stock and exercises of replacement stock options issued in a business acquisition	(5,391)	—	(5,391)	8,819,007	—	8,819,007
Treasury shares acquired	—	(2,107)	(2,107)	—	(1,278)	(1,278)

Balance at June 30, 2014	863,225	(11,680)	851,545	1,187,594,099	(1,409,762)	1,186,184,337

Each Class A common share is entitled to one vote per share. Class B common stock possesses dividend and distribution rights equal to one-fifteen-hundredth (1/1,500) of such rights of Class A common stock. Each Class B common share possesses voting rights equivalent to one-ten-thousandth (1/10,000) of the voting rights of a Class A share. Unless otherwise required under Delaware General Corporation Law, Class A and Class B common shares vote as a single class. Each share of Class A common stock is convertible, at the option of the holder, into 1,500 shares of Class B common stock. Class B common stock is not convertible into Class A common stock. On an equivalent Class A common stock basis, there were 1,642,335 shares outstanding as of June 30, 2014 and 1,643,954 shares outstanding as of December 31, 2013. In addition to our common stock, 1,000,000 shares of preferred stock are authorized, but none are issued and outstanding.

In September 2011, Berkshire’s Board of Directors (“Berkshire’s Board”) approved a common stock repurchase program under which Berkshire may repurchase its Class A and Class B shares at prices no higher than a 10% premium over the book value of the shares. In December 2012, Berkshire’s Board amended the repurchase program by raising the price limit to no higher than a 20% premium over book value. Berkshire may repurchase shares in the open market or through privately negotiated transactions. Berkshire’s Board authorization does not specify a maximum number of shares to be repurchased. However, repurchases will not be made if they would reduce Berkshire’s consolidated cash equivalent holdings below $20 billion. The repurchase program is expected to continue indefinitely and the amount of repurchases will depend entirely upon the level of cash available, the attractiveness of investment and business opportunities either at hand or on the horizon, and the degree of discount of the market price relative to management’s estimate of intrinsic value. The repurchase program does not obligate Berkshire to repurchase any dollar amount or number of Class A or Class B shares and there is no expiration date to the program. There were no share repurchases under the program in the first six months of 2014.

In addition, on June 30, 2014, we exchanged approximately 1.62 million shares of GHC common stock for WPLG whose assets included 2,107 shares of Berkshire Hathaway Class A Common Stock and 1,278 shares of Class B Common Stock. These shares are reflected as treasury stock in our Consolidated Financial Statements. The value of the Berkshire shares received was approximately $400 million.

Notes to Consolidated Financial Statements (Continued)

Note 18. Accumulated other comprehensive income

A summary of the net changes in after-tax accumulated other comprehensive income attributable to Berkshire Hathaway shareholders and significant amounts reclassified out of accumulated other comprehensive income for the six months ending June 30, 2014 and 2013 follows (in millions).

	Unrealized appreciation of investments, net	Foreign currency translation	Prior service and actuarial gains/losses of defined benefit pension plans	Other	Accumulated other comprehensive income
Six months ending June 30, 2014
Balance at December 31, 2013	$44,042	$(146)	$46	$83	$44,025

Other comprehensive income, net before reclassifications	3,378	247	(31)	(3)	3,591
Amounts reclassified from accumulated other comprehensive income	(2,242)	47	27	(27)	(2,195)

	1,136	294	(4)	(30)	1,396

Balance at June 30, 2014	$45,178	$148	$42	$53	$45,421

Amounts reclassified from other comprehensive income into net earnings during 2014 are included on the following line items:
Investment gains/losses:
Insurance and other	$(3,377)	$—	$—	$—	$(3,377)
Finance and financial products	(72)	—	—	—	(72)
Other	—	47	36	(45)	38

Reclassifications before income taxes	(3,449)	47	36	(45)	(3,411)
Applicable income taxes	(1,207)	—	9	(18)	(1,216)

	$(2,242)	$47	$27	$(27)	$(2,195)

Six months ending June 30, 2013
Balance at December 31, 2012	$29,254	$(120)	$(1,601)	$(33)	$27,500

Other comprehensive income, net before reclassifications	7,196	(669)	17	4	6,548
Amounts reclassified from accumulated other comprehensive income	(504)	(29)	59	3	(471)
Transactions with noncontrolling interests	—	(12)	—	—	(12)

	6,692	(710)	76	7	6,065

Balance at June 30, 2013	$35,946	$(830)	$(1,525)	$(26)	$33,565

Amounts reclassified from other comprehensive income into net earnings during 2013 are included on the following line items:
Investment gains/losses:
Insurance and other	$(707)	$—	$—	$—	$(707)
Finance and financial products	(68)	—	—	—	(68)
Other	—	(29)	83	7	61

Reclassifications before income taxes	(775)	(29)	83	7	(714)
Applicable income taxes	(271)	—	24	4	(243)

	$(504)	$(29)	$59	$3	$(471)

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

Berkshire owns a 50% interest in a joint venture, Berkadia Commercial Mortgage (“Berkadia”) and affiliates, with Leucadia National Corporation (“Leucadia”) having the other 50% interest. Berkadia is a servicer of commercial real estate loans in the U.S., performing primary, master and special servicing functions for U.S. government agency programs, commercial mortgage-backed securities transactions, banks, insurance companies and other financial institutions. A significant source of funding for Berkadia’s operations is through its issuance of commercial paper. Repayment of the commercial paper is supported by a $2.5 billion surety policy issued by a Berkshire insurance subsidiary. Leucadia has agreed to indemnify Berkshire for one-half of any losses incurred under the policy. As of June 30, 2014, Berkadia’s commercial paper outstanding was $2.47 billion.

On May 1, 2014, BHE entered into a Share Purchase Agreement to acquire 100% of AltaLink, L.P. (“AltaLink”), an indirect wholly-owned subsidiary of SNC-Lavalin Group Inc. for an estimated cash purchase price of C$3.2 billion (approximately $3.0 billion as of June 30, 2014). We currently expect the acquisition will be funded with a combination of cash and new BHE senior unsecured debt. AltaLink is a regulated transmission-only business, headquartered in Calgary, Alberta. The transaction is subject to customary closing conditions, including required approvals, and is expected to be completed by the end of 2014.

Note 20. Business segment data

Revenues by segment for the second quarter and first six months of 2014 and 2013 were as follows (in millions).

	Second Quarter		First Six Months
	2014	2013	2014	2013
Operating Businesses:
Insurance group:
Premiums earned:
GEICO	$5,081	$4,597	$9,965	$8,996
General Re	1,610	1,499	3,167	2,968
Berkshire Hathaway Reinsurance Group	1,583	1,903	3,605	4,699
Berkshire Hathaway Primary Group	1,049	816	2,002	1,529
Investment income	1,501	1,543	2,452	2,544

Total insurance group	10,824	10,358	21,191	20,736
BNSF	5,735	5,322	11,182	10,606
Berkshire Hathaway Energy Company	4,185	3,056	8,491	6,172
McLane Company	11,722	11,375	22,176	22,160
Manufacturing businesses	9,613	8,896	18,254	17,057
Other businesses	3,605	3,313	6,963	6,404
Finance and financial products	1,642	1,527	3,077	2,900

	47,326	43,847	91,334	86,035
Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	2,521	953	3,888	2,664
Eliminations and other	(85)	(107)	(7)	(139)

	$49,762	$44,693	$95,215	$88,560

Notes to Consolidated Financial Statements (Continued)

Note 20. Business segment data (Continued)

Earnings before income taxes by segment for the second quarter and first six months of 2014 and 2013 were as follows (in millions).

	Second Quarter		First Six Months
	2014	2013	2014	2013
Operating Businesses:
Insurance group:
Underwriting gain (loss):
GEICO	$393	$336	$746	$602
General Re	116	24	196	119
Berkshire Hathaway Reinsurance Group	(9)	391	174	1,365
Berkshire Hathaway Primary Group	137	75	236	129
Net investment income	1,498	1,535	2,444	2,531

Total insurance group	2,135	2,361	3,796	4,746
BNSF	1,472	1,397	2,641	2,686
Berkshire Hathaway Energy Company	578	435	1,197	988
McLane Company	126	114	241	246
Manufacturing businesses	1,369	1,151	2,437	2,099
Other businesses	453	400	740	682
Finance and financial products	422	355	794	651

	6,555	6,213	11,846	12,098
Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	2,521	953	3,888	2,664
Interest expense, excluding interest allocated to operating businesses	(77)	(74)	(154)	(146)
Eliminations and other	(83)	(201)	(66)	(430)

	$8,916	$6,891	$15,514	$14,186

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings attributable to Berkshire are disaggregated in the table that follows. Amounts are after deducting income taxes and exclude earnings attributable to noncontrolling interests. Amounts are in millions.

	Second Quarter		First Six Months
	2014	2013	2014	2013
Insurance – underwriting	$411	$530	$872	$1,431
Insurance – investment income	1,131	1,144	1,851	1,943
Railroad	916	884	1,640	1,682
Utilities and energy	375	279	827	673
Manufacturing, service and retailing	1,264	978	2,197	1,840
Finance and financial products	280	231	518	422
Investment and derivative gains/losses	2,064	622	3,236	1,732
Other	(46)	(127)	(41)	(290)

Net earnings attributable to Berkshire	$6,395	$4,541	$11,100	$9,433

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

After-tax earnings from insurance underwriting in the second quarter and first six months of 2014 were less than in the first six months of 2013, due principally to large gains of Berkshire Hathaway Reinsurance Group in the 2013 periods. Our railroad business generated a 3.6% increase in after-tax earnings in the second quarter of 2014, while earnings for the first six months declined 2.5% versus 2013. Railroad revenues and operating expenses were negatively impacted by adverse weather conditions and service-related challenges during 2014. After-tax earnings of our utilities and energy businesses in 2014 included NV Energy, which was acquired in December 2013 and, for the first six months also included higher earnings from several of BHE’s other energy businesses. Earnings from our manufacturing, service and retailing businesses in the first six months of 2014 increased 19% over 2013.

Investment and derivative gains/losses in the second quarter and first six months of 2014 included after-tax gains from investments of $2.0 billion and $3.0 billion, respectively. Investment gains in 2014 included after-tax gains of approximately $1.1 billion in the second quarter and $2.0 billion in the first six months related to the exchanges of Phillips 66 and Graham Holdings Company common stocks for a specified subsidiary of each of those companies. In addition, our derivative contracts produced after-tax gains in the second quarter and first six months of 2014 of $101 million and $254 million, respectively. We believe that realized investment gains/losses, other-than-temporary impairment charges and derivative gains/losses are often meaningless in terms of understanding our reported results or evaluating our economic performance. These gains and losses have caused and will likely continue to cause significant volatility in our periodic earnings.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Underwriting (Continued)

The timing and amount of catastrophe losses can produce significant volatility in our periodic underwriting results, particularly with respect to BHRG and General Re. For the purposes of this discussion, we categorize catastrophe losses as significant if the pre-tax losses incurred from a single event (or series of related events) exceed $100 million on a consolidated basis. In the first six months of 2014, there were no significant catastrophe events.

Our periodic underwriting results may be affected significantly by changes in estimates for unpaid losses and loss adjustment expenses, including amounts established for occurrences in prior years. Periodic underwriting results may also include significant foreign currency transaction gains and losses arising from the changes in the valuations of certain non-U.S. Dollar denominated reinsurance liabilities as a result of foreign currency exchange rate fluctuations. Historically, currency exchange rates have been volatile and the resulting impact on our periodic underwriting earnings has been relatively significant. These gains and losses are included in underwriting expenses. BHRG’s underwriting results included pre-tax foreign currency exchange rate losses of $139 million in the first six months of 2014. BHRG’s underwriting results in the first six months of 2013 included pre-tax gains from foreign currency exchange rate changes of $251 million, as well as a one-time pre-tax gain of $255 million arising from amendments to a life reinsurance contract.

A key marketing strategy followed by all of our insurance businesses is the maintenance of extraordinary capital strength. Statutory surplus of our insurance subsidiaries was approximately $129 billion at December 31, 2013. This superior capital strength creates opportunities, especially with respect to reinsurance activities, to negotiate and enter into insurance and reinsurance contracts specially designed to meet the unique needs of insurance and reinsurance buyers.

A summary follows of underwriting results from our insurance businesses. Amounts are in millions.

	Second Quarter		First Six Months
	2014	2013	2014	2013
Underwriting gain/loss attributable to:
GEICO	$393	$336	$746	$602
General Re	116	24	196	119
Berkshire Hathaway Reinsurance Group	(9)	391	174	1,365
Berkshire Hathaway Primary Group	137	75	236	129

Pre-tax underwriting gain	637	826	1,352	2,215
Income taxes and noncontrolling interests	226	296	480	784

Net underwriting gain	$411	$530	$872	$1,431

GEICO

Through GEICO, we primarily write private passenger automobile insurance, offering coverages to insureds in all 50 states and the District of Columbia. GEICO’s policies are marketed mainly by direct response methods in which customers apply for coverage directly to the company via the Internet or over the telephone. This is a significant element in our strategy to be a low-cost auto insurer. In addition, we strive to provide excellent customer service, with the goal of establishing long-term customer relationships. GEICO’s underwriting results are summarized below. Dollars are in millions.

	Second Quarter				First Six Months
	2014		2013		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums earned	$5,081	100.0	$4,597	100.0	$9,965	100.0	$8,996	100.0

Losses and loss adjustment expenses	3,881	76.4	3,515	76.5	7,582	76.1	6,868	76.3
Underwriting expenses	807	15.9	746	16.2	1,637	16.4	1,526	17.0

Total losses and expenses	4,688	92.3	4,261	92.7	9,219	92.5	8,394	93.3

Pre-tax underwriting gain	$393		$336		$746		$602

Premiums written in the second quarter and first six months of 2014 were $5.0 billion and $10.3 billion, respectively, representing increases of 9.9% and 10.1%, respectively, over the corresponding 2013 periods. Premiums earned in the second quarter and first six months of 2014 increased $484 million (10.5%) and $969 million (10.8%), respectively, compared to premiums earned in the same periods in 2013. The growth in premiums earned for voluntary auto was 10.7%, reflecting policies-in-force growth of 6.8%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Underwriting (Continued)

GEICO (Continued)

during the past twelve months and increased premiums per policy. Voluntary auto new business sales increased about 1.0% in the first six months of 2014 compared to the first six months of 2013. Voluntary auto policies-in-force at June 30, 2014 were approximately 505,000 greater than at December 31, 2013.

Losses and loss adjustment expenses incurred in the second quarter and first six months of 2014 increased $366 million (10.4%) and $714 million (10.4%), respectively, over the same periods of 2013. Our ratio of losses and loss adjustment expenses incurred to premiums earned (the “loss ratio”) was 76.1% in the first six months of 2014 compared to 76.3% in 2013. In the first six months of 2014, claims frequencies for property damage and collision coverages increased in the five to six percent range due to more severe winter weather in the first quarter as compared to 2013. Claims frequencies for bodily injury coverage increased in the one to two percent range while frequencies for personal injury protection decreased two to three percent. Physical damage severities have been relatively flat and bodily injury severities decreased in the three to four percent range from 2013. Underwriting expenses in the second quarter and first six months of 2014 increased $61 million (8.2%) and $111 million (7.3%) over expenses in the prior year periods. The increases reflected the growth in policies-in-force.

General Re

Through General Re, we conduct a reinsurance business offering property and casualty and life and health coverages to clients worldwide. We write property and casualty reinsurance in North America on a direct basis through General Reinsurance Corporation and internationally through Germany-based General Reinsurance AG and other wholly-owned affiliates. Property and casualty reinsurance is also written in broker markets through Faraday in London. Life and health reinsurance is written in North America through General Re Life Corporation and internationally through General Reinsurance AG. General Re strives to generate underwriting profits in all of its product lines. Our management does not evaluate underwriting performance based upon market share and our underwriters are instructed to reject inadequately priced risks. General Re’s underwriting results are summarized in the following table. Amounts are in millions.

	Premiums earned				Pre-tax underwriting gain (loss)
	Second Quarter		First Six Months		Second Quarter		First Six Months
	2014	2013	2014	2013	2014	2013	2014	2013
Property/casualty	$799	$735	$1,587	$1,493	$61	$(34)	$157	$62
Life/health	811	764	1,580	1,475	55	58	39	57

	$1,610	$1,499	$3,167	$2,968	$116	$24	$196	$119

Property/casualty

Property/casualty premiums earned in the second quarter and first six months of 2014 increased $64 million (9%) and $94 million (6%), respectively, compared to 2013. Adjusting for the differences in foreign currency exchange rates, premiums earned in the first six months of 2014 increased $59 million (4%). Strong price competition in property and casualty markets persists. Our underwriters continue to exercise discipline by declining business where prices are deemed inadequate. We remain prepared to increase premium volume when appropriate prices are attained relative to the risks assumed.

Our property/casualty business produced pre-tax underwriting gains in 2014 of $61 million in the second quarter and $157 million in the first six months. In 2013, this business generated a pre-tax loss of $34 million in the second quarter and a pre-tax gain of $62 million in the first six months. In the first six months of 2014 and 2013, our property business generated pre-tax underwriting gains of $207 million and $74 million, respectively. Underwriting results in the 2014 periods reflected no significant catastrophe events, while results in the second quarter of 2013 included catastrophe losses of $124 million from floods in Europe. In the first six months, property results also benefitted from reductions of estimated ultimate losses for prior years’ occurrences, which resulted in pre-tax underwriting gains of $80 million in 2014 and $114 million in 2013. The favorable development in each period was primarily attributable to lower than expected losses reported from ceding companies. The timing and magnitude of catastrophe and large individual losses has produced and is expected to continue to produce significant volatility in periodic underwriting results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Underwriting (Continued)

General Re (Continued)

Property/casualty (Continued)

In the first six months of 2014, our casualty/workers compensation business incurred pre-tax underwriting losses of $50 million as compared to $12 million in 2013. The pre-tax underwriting losses in our casualty/workers compensation business were net of gains of $121 million in 2014 and $165 million in 2013 from the run-off of prior years’ business, reflecting lower than anticipated reported losses from ceding companies. Casualty losses tend to be long-tail and it should not be assumed that favorable loss experience in a given period means that the loss reserve estimates currently established will continue to develop favorably.

Life/health

Premiums earned in 2014 increased $47 million (6%) for the second quarter and $105 million (7%) in the first six months as compared to 2013. Before the effects of changes in foreign currency exchange rates, premiums earned increased $109 million (7%) compared to the first six months of 2013. The increases were primarily derived from life business in several non-U.S. markets. The life/health operations produced pre-tax underwriting gains of $39 million in the first six months of 2014 compared to $57 million in the comparable 2013 period. In 2014, our international life/health business incurred increased losses on disability business in Europe and three large claims from its life business in Australia. Underwriting results in both years also reflected charges attributable to the periodic discount accretion on U.S. long-term care liabilities.

Berkshire Hathaway Reinsurance Group

Through BHRG, we underwrite excess-of-loss reinsurance and quota-share coverages on property and casualty risks for insurers and reinsurers worldwide. BHRG’s business includes catastrophe excess-of-loss reinsurance and excess primary insurance and facultative reinsurance for large or otherwise unusual property risks referred to as individual risk. Multi-line property/casualty refers to various other coverages written on both a quota-share and excess basis. BHRG also writes retroactive reinsurance, which provides indemnification of losses and loss adjustment expenses with respect to past property/casualty loss events. Finally, BHRG’s underwriting activities also include life reinsurance, structured settlement annuities and annuity reinsurance contracts. Underwriting results are summarized in the following table. Amounts are in millions.

	Premiums earned				Pre-tax underwriting gain/loss
	Second Quarter		First Six Months		Second Quarter		First Six Months
	2014	2013	2014	2013	2014	2013	2014	2013
Catastrophe and individual risk	$178	$200	$353	$373	$166	$114	$331	$292
Multi-line property/casualty	705	1,106	1,734	2,428	32	285	158	836
Retroactive reinsurance	1	—	226	319	(108)	(84)	(161)	(152)
Life and annuity	699	597	1,292	1,579	(99)	76	(154)	389

	$1,583	$1,903	$3,605	$4,699	$(9)	$391	$174	$1,365

Premiums earned in the first six months of 2014 from catastrophe and individual risk contracts were $353 million. We have constrained the volume of this business in recent years. However, we have the capacity and desire to write substantially more business when appropriate pricing can be obtained. There were no significant catastrophe events during the first six months of 2014. In the second quarter of 2013, we incurred estimated losses of $40 million from floods in Europe. The timing and magnitude of losses can produce extraordinary volatility in the periodic underwriting results.

Multi-line property and casualty premiums earned in the second quarter were $705 million and $1,734 million for the first six months of 2014, reflecting declines of $401 million (36%) and $694 million (29%) versus 2013. Premiums earned in 2014 with respect to the Swiss Re quota-share contract (which expired at the end of 2012 and is now in run-off) declined $865 million from premiums earned in the first six months of 2013. This decline was partially offset by increased premiums earned from property quota-share contracts.

Multi-line property and casualty underwriting generated pre-tax underwriting gains in 2014 of $32 million in the second quarter and $158 million in the first six months compared to $285 million in the second quarter and $836 million in the first six months of 2013. Periodic underwriting results can be significantly impacted by foreign currency transaction gains or losses associated with certain reinsurance liabilities of U.S.-based subsidiaries (primarily arising under retroactive reinsurance contracts), which are denominated in foreign currencies. Underwriting results included foreign currency exchange rate losses of $99 million for

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Underwriting (Continued)

Berkshire Hathaway Reinsurance Group (Continued)

the first six months of 2014 compared to gains of $217 million in the first six months of 2013. In the first six months of 2014, the Swiss Re quota-share contract produced a pre-tax underwriting gain of $79 million compared to a gain of $362 million in 2013, which was primarily attributable to reductions in estimates of ultimate liabilities for prior years’ losses. There were no significant catastrophe loss events affecting multi-line contracts in the first six months of 2014, while results for the first six months of 2013 included estimated losses of $25 million from floods in Europe during the second quarter.

Retroactive reinsurance policies provide indemnification of unpaid losses and loss adjustment expenses with respect to past loss events, and related claims are generally expected to be paid over long periods of time. Premiums and limits of indemnification are often very large in amount. At the inception of a contract, deferred charge assets are recorded for the excess, if any, of the estimated ultimate losses payable over the premiums earned. Deferred charges are subsequently amortized over the estimated claims payment period using the interest method, which reflects estimates of the timing and amount of loss payments. The original estimates of the timing and amount of loss payments are periodically analyzed against actual experience and revised based on an actuarial evaluation of the expected remaining losses. Amortization charges and deferred charge adjustments resulting from changes to the estimated timing and amount of future loss payments are included in earnings.

The underwriting losses from retroactive policies for the first six months of 2014 and 2013 were primarily attributable to deferred charge amortization. Gross unpaid losses from retroactive reinsurance contracts were approximately $17.9 billion as of June 30, 2014 and $17.7 billion at December 31, 2013. Unamortized deferred charges related to BHRG’s retroactive reinsurance contracts were approximately $4.48 billion at June 30, 2014 and $4.25 billion at December 31, 2013.

On July 17, 2014, National Indemnity Company (“NICO”), the lead insurance entity of BHRG, entered into a retroactive reinsurance agreement with Liberty Mutual Insurance Company (“LMIC”). The agreement provides that NICO reinsure substantially all of LMIC’s unpaid losses and allocated loss adjustment expense liabilities related to (a) asbestos and environmental from policies incepting prior to 2005 and (b) workers compensation claims occurrences arising prior to January 1, 2014, in excess of an aggregate retention of approximately $12.5 billion and subject to an aggregate limit of $6.5 billion. Consideration paid to NICO with respect to this contract was approximately $3.0 billion.

Life and annuity premiums earned in the second quarter of 2014 were $699 million, an increase of $102 million (17%) over 2013, while premiums earned in the first six months of 2014 declined $287 million (18%) from the comparable 2013 period. In the first six months of 2014, premiums earned from annuity contracts were $514 million, an increase of $68 million (15%) over 2013. Premiums earned in the first quarter of 2013 included $1.7 billion from a single reinsurance contract providing guarantees of minimum death benefits on variable annuity reinsurance contracts that have been in run-off for a number of years. Premiums earned in 2013 also included the reversal of premiums previously earned (approximately $1.3 billion) under a life reinsurance contract as a result of contract amendments in the first quarter. The amendments essentially commuted coverage with respect to a number of the underlying contracts in exchange for payments of $675 million.

In the second quarter and first six months of 2014, life and annuity business produced pre-tax underwriting losses of $99 million and $154 million, respectively, compared to gains of $76 million and $389 million in the comparable 2013 periods. In 2013, underwriting results included a one-time pre-tax gain of $255 million related to the aforementioned amendments to a life reinsurance contract. Underwriting results in the first six months of 2014 also included a pre-tax loss of approximately $35 million related to variable annuity guarantee contracts written in 2013 and 2014. These contracts produced a pre-tax gain of $110 million in the first six months of 2013. Periodic underwriting results from this business can be volatile reflecting changes in returns in investment markets, which impact the underlying insured exposures.

Underwriting results from life and annuity contracts in each period included the recurring impact of the accretion of discounted annuity liabilities, adjustments for mortality experience and changes in foreign currency exchange rates applicable to certain of the contracts. Liabilities related to certain of these contracts are payable in foreign currencies and the changes in currency exchange rates produced a pre-tax loss of $40 million in the first six months of 2014 versus a pre-tax gain of $34 million in the first six months of 2013. At June 30, 2014 and December 31, 2013, our aggregate annuity liabilities were approximately $6.3 billion and $5.7 billion, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Underwriting (Continued)

Berkshire Hathaway Primary Group

The Berkshire Hathaway Primary Group (“BH Primary”) consists of a wide variety of independently managed insurance businesses. These businesses include: Medical Protective Company and Princeton Insurance Company, providers of healthcare malpractice insurance coverages; National Indemnity Company’s primary group, writers of commercial motor vehicle and general liability coverages; U.S. Investment Corporation, whose subsidiaries underwrite specialty insurance coverages; a group of companies referred to internally as “Berkshire Hathaway Homestate Companies,” providers of commercial multi-line insurance, including workers compensation; Central States Indemnity Company, a provider of credit and Medicare Supplement insurance; Applied Underwriters, a provider of integrated workers compensation solutions; BoatU.S., a writer of insurance for owners of boats and small watercraft; and GUARD Insurance Group, a provider of workers compensation and commercial property and casualty insurance coverage to small and mid-sized businesses. In the second quarter of 2013, we formed Berkshire Hathaway Specialty Insurance which concentrates on providing large scale insurance solutions for commercial property and casualty risks.

Premiums earned in the first six months of 2014 and 2013 aggregated $2.0 billion and $1.5 billion, respectively, representing an increase of $473 million (31%) over 2013. Premium increases were generated by each of our primary insurance businesses. For the first six months, the BH Primary insurers produced pre-tax underwriting gains of $236 million in 2014 and $129 million in 2013. The gains reflected a generally favorable claim environment. Loss ratios for the group as a whole were 61% for the first six months of 2014 and 63% in the comparable 2013 period.

Insurance—Investment Income

A summary of net investment income of our insurance operations follows. Amounts are in millions.

	Second Quarter		First Six Months
	2014	2013	2014	2013
Investment income before income taxes and noncontrolling interests	$1,498	$1,535	$2,444	$2,531
Income taxes and noncontrolling interests	367	391	593	588

Net investment income	$1,131	$1,144	$1,851	$1,943

Investment income consists of interest and dividends earned on investments of our insurance businesses. Pre-tax investment income in the second quarter and first six months of 2014 was $1,498 million and $2,444 million, respectively, declines of $37 million (2%) and $87 million (3%) from same periods in 2013. The declines were attributable to lower interest earned from fixed maturity securities and cash and cash equivalents, partially offset by increases in dividends earned from equity securities. The reduction in interest income reflected the impact of the maturities and dispositions in 2013 and 2014 of a number of fixed maturity securities with relatively high yields, including $4.4 billion par amount of Wrigley 11.45% subordinated notes. We continue to hold significant cash and cash equivalent balances earning very low yields. However, we believe that maintaining ample liquidity is paramount and we insist on safety over yield with respect to cash and cash equivalents. The increase in dividends earned reflected higher dividend rates for certain of our larger equity holdings as well as increased overall investments in equity securities. In 2014 and 2013, dividends earned from our equity securities were greater in the second quarter than the first quarter reflecting the annual dividend practices of certain foreign equity issuers.

Invested assets derive from shareholder capital and reinvested earnings as well as net liabilities under insurance contracts or “float.” The major components of float are unpaid losses, life, annuity and health benefit liabilities, unearned premiums and other liabilities to policyholders less premiums and reinsurance receivables, deferred charges assumed under retroactive reinsurance contracts and deferred policy acquisition costs. Float approximated $78.5 billion at June 30, 2014 and $77.2 billion at December 31, 2013. In the first six months of 2014, the cost of float, as represented by the ratio of net underwriting gain or loss to average float, was negative as our insurance group generated a net underwriting gain.

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

	June 30, 2014	December 31, 2013
Cash and cash equivalents	$38,178	$32,572
Equity securities	116,277	114,832
Fixed maturity securities	27,242	27,059
Other	12,197	12,334

	$193,894	$186,797

Fixed maturity securities as of June 30, 2014 were as follows. Amounts are in millions.

	Amortized cost	Unrealized gains/losses	Carrying value
U.S. Treasury, U.S. government corporations and agencies	$2,819	$13	$2,832
States, municipalities and political subdivisions	2,003	108	2,111
Foreign governments	10,553	267	10,820
Corporate bonds, investment grade	5,618	508	6,126
Corporate bonds, non-investment grade	2,961	758	3,719
Mortgage-backed securities	1,444	190	1,634

	$25,398	$1,844	$27,242

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

	Second Quarter		First Six Months
	2014	2013	2014	2013
Revenues	$5,735	$5,322	$11,182	$10,606

Operating expenses:
Compensation and benefits	1,234	1,128	2,452	2,267
Fuel	1,156	1,076	2,315	2,198
Purchased services	634	617	1,287	1,234
Depreciation and amortization	523	489	1,038	972
Equipment rents, materials and other	510	438	1,047	894

Total operating expenses	4,057	3,748	8,139	7,565
Interest expense	206	177	402	355

	4,263	3,925	8,541	7,920

Pre-tax earnings	1,472	1,397	2,641	2,686
Income taxes	556	513	1,001	1,004

Net earnings	$916	$884	$1,640	$1,682

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Railroad (“BNSF”) (Continued)

Revenues during the second quarter and first six months of 2014 were approximately $5.7 billion and $11.2 billion, respectively, representing increases of $413 million (8%) and $576 million (5%), respectively, over 2013. The overall year-to-date increase in revenues reflected a 3% increase in cars/units handled and a 2% increase in average revenue per car/unit. In the first quarter of 2014, BNSF’s operations were negatively affected by severe winter weather conditions and service-related challenges, particularly in the Northern U.S. service territory. During the second quarter of 2014, our volumes increased but service levels continued to be well below our internal standards, as well as those expected by our customers. As a result, we continued to experience operating inefficiencies. We are working diligently to promptly address these service issues. Our planned capital investments and new employee hiring in 2014 will expand capacity and help us to improve and maintain service levels in the future.

Revenues from consumer products during the second quarter and first six months of 2014 were $1.8 billion and $3.5 billion, respectively, representing increases of about $80 million over the comparable 2013 periods. These increases were primarily due to increases in unit volume. In the second quarter and first six months of 2014, revenues from industrial products increased 7% to $1.5 billion and 6% to $2.9 billion, respectively, reflecting increases in unit volume and changes in rates and product mix. Revenues from agricultural products in the second quarter of 2014 increased 23% to approximately $1.0 billion and for the first six months increased 15% to approximately $2.0 billion. These increases were primarily attributable to increased rates and product mix, and to an 8% increase in second quarter unit volume. Coal revenues during the second quarter of 2014 increased 3% to $1.2 billion, and for the first six months increased $51 million (2%) to $2.4 billion. The increases in coal revenues reflected a 5% increase in year-to-date unit volume, partially offset by lower average rates.

Operating expenses in 2014 were $4.1 billion for the second quarter and $8.1 billion for the first six months, representing increases of $309 million (8%) and $574 million (8%), respectively, over 2013. Compensation and benefits expenses increased $106 million (9%) and $185 million (8%) in the second quarter and first six months of 2014, respectively, over 2013 primarily due to increased employment levels, and to a lesser extent, wage inflation and higher overtime. Fuel expenses increased $80 million (7%) and $117 million (5%) in the second quarter and first six months of 2014, respectively, over 2013 primarily due to increased volumes. Fuel efficiency improved slightly in the second quarter, which was partly offset by higher average prices. Fuel efficiencies for the first six months were slightly unfavorable, which was partially offset by lower average fuel prices. In 2014, depreciation and amortization expense increased $34 million (7%) in the second quarter and $66 million (7%) in the first six months as a result of additional assets in service. In 2014, equipment rents, materials and other expenses increased $72 million (16%) in the second quarter and $153 million (17%) in the first six months compared to 2013 as a result of comparatively higher crew transportation and other travel costs, and increased utilities and locomotive materials costs.

Utilities and Energy (“Berkshire Hathaway Energy Company”)

We hold an 89.8% ownership interest in Berkshire Hathaway Energy Company (“BHE”), which operates an international energy business. BHE’s domestic regulated utility interests are currently comprised of four companies, PacifiCorp, MidAmerican Energy Company (“MEC”), as well as Nevada Power Company and Sierra Pacific Power Company (together, “NV Energy”). NV Energy was acquired on December 19, 2013. BHE also owns two domestic regulated interstate natural gas pipeline companies. In Great Britain, BHE subsidiaries operate two regulated electricity distribution businesses referred to as Northern Powergrid. The rates that our regulated businesses charge customers for energy and services are based in large part on the costs of business operations, including a return on capital, and are subject to regulatory approval. To the extent these operations are not allowed to include such costs in the approved rates, operating results will be adversely affected. In addition, BHE also operates a diversified portfolio of independent power projects and the second-largest residential real estate brokerage firm and franchise network in the United States.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Utilities and Energy (“Berkshire Hathaway Energy Company”) (Continued)

Revenues and earnings of BHE are summarized below. Amounts are in millions.

	Second Quarter				First Six Months
	Revenues		Earnings		Revenues		Earnings
	2014	2013	2014	2013	2014	2013	2014	2013
PacifiCorp	$1,261	$1,231	$269	$237	$2,568	$2,480	$492	$465
MidAmerican Energy Company (“MEC”)	789	767	17	13	2,033	1,698	143	89
NV Energy	808	—	121	—	1,451	—	164	—
Natural gas pipelines	229	203	14	51	618	504	228	211
Northern Powergrid	323	254	141	99	641	554	285	244
Real estate brokerage and other	775	601	121	104	1,180	936	97	119

	$4,185	$3,056			$8,491	$6,172

Earnings before corporate interest and income taxes (“EBIT”)			683	504			1,409	1,128
Corporate interest			105	69			212	140
Income taxes and noncontrolling interests			203	156			370	315

Net earnings attributable to Berkshire			$375	$279			$827	$673

PacifiCorp’s revenues in the second quarter and first six months of 2014 increased $30 million (2%) and $88 million (4%), respectively, over revenues in the same periods of 2013. For the first six months of 2014, retail revenues increased $51 million, which was attributable to higher rates, partially offset by lower customer loads. In 2014, wholesale revenues also increased, primarily due to higher rates. PacifiCorp’s EBIT in the second quarter and first six months of 2014 were $269 million and $492 million, respectively, increases of $32 million (14%) and $27 million (6%), respectively, over earnings in the comparable 2013 periods. EBIT in 2014 periods included the recognition of estimated insurance recoveries on fire losses.

MEC’s revenues in the second quarter and first six months of 2014 increased $22 million (3%) and $335 million (20%), respectively, compared to 2013. In the first six months of 2014, MEC’s revenues from regulated natural gas increased $190 million compared to 2013. The increase was driven by higher per-unit natural gas costs, which are recovered from customers via adjustment clauses, and higher volumes attributable to colder weather in the first quarter of 2014. In the first six months of 2014, regulated electricity revenues and revenues from nonregulated markets increased $50 million and $85 million, respectively, compared to the first six months of 2013. The increase in regulated electricity revenues was primarily due to increased retail rates and customer loads. The increase in nonregulated revenues was due to higher natural gas and electricity prices, partly offset by lower natural gas volumes. MEC’s EBIT increased $54 million (61%) in the first six months of 2014 compared to 2013. The increase in EBIT was primarily due to increased earnings from regulated electricity, reflecting the impact of higher revenues and lower depreciation and amortization expense.

NV Energy was acquired December 19, 2013, and its results are included in our consolidated results beginning as of that date. NV Energy’s revenues in the second quarter and first six months of 2014 were $808 million and $1,451 million, respectively, and EBIT in the corresponding periods were $121 million and $164 million, respectively. For comparative purposes, NV Energy’s reported operating revenues for the second quarter and first six months of 2013 were approximately $732 million and $1,316 million, respectively, and pre-tax earnings were $98 million and $131 million, respectively, for the corresponding 2013 periods. NV Energy’s revenues and EBIT are normally higher in the second and third quarters due to higher electricity consumption in certain of its service territories.

Natural gas pipeline revenues in the second quarter and first six months of 2014 increased $26 million (13%) and $114 million (23%), respectively, compared to 2013. These increases reflected comparatively higher revenues from system rebalancing activities and increased natural gas rates and volumes as a result of significantly colder weather conditions in the first quarter in Northern Natural Gas Company’s service territory. EBIT in the second quarter of 2014 declined $37 million (73%) and for the first six months increased $17 million (8%) compared to EBIT in the same 2013 periods. In the second quarter of 2014, the system rebalancing activities resulted in sales of natural gas at losses as a result of price declines, which partly offset the exceptionally high earnings in the first quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Utilities and Energy (“Berkshire Hathaway Energy Company”) (Continued)

Northern Powergrid’s revenues increased $69 million (27%) in the second quarter of 2014 and $87 million (16%) in the first six months of 2014, compared to 2013. EBIT in 2014 increased $42 million (42%) in the second quarter and $41 million (17%) in the first six months over the same periods of 2013. The increases in revenues and EBIT were due mainly to foreign currency exchange rate effects over the first six months of 2014 and the impact of increased distribution revenues due to increased rates and favorable regulatory provisions in the second quarter of 2014.

In the second quarter and first six months of 2014, revenues of the real estate brokerage and other businesses increased $174 million (29%) and $244 million (26%), respectively, over 2013. The increases in revenues reflected a 24% increase in year-to-date brokerage revenues primarily attributable to business acquisitions, as well as a 72% increase in revenues from renewable energy projects primarily due to increased assets in service. EBIT of the real estate brokerage and other businesses in the second quarter of 2014 increased $17 million (16%) over 2013 and in the first six months of 2014 decreased $22 million (18%) compared to 2013. In the first six months of 2014, the increased revenues from real estate brokerage businesses were offset by higher operating costs (including employment, marketing and promotional costs), resulting in a $33 million decline in EBIT.

Corporate interest includes interest on the unsecured debt issued by BHE. In 2014 periods, corporate interest expense increased due to new borrowings in connection with the NV Energy acquisition, including borrowings from certain Berkshire insurance subsidiaries. BHE’s consolidated income tax expense as a percentage of pre-tax earnings for the first six months was 22% in 2014 and 23% in 2013. In each year, BHE’s utility subsidiaries effective income tax rates reflect significant production tax credits from wind-powered electricity generation. In addition, pre-tax earnings of Northern Powergrid are taxed at lower statutory rates in the U.K. compared to the statutory tax rate in the U.S.

Manufacturing, Service and Retailing

A summary of revenues and earnings of our manufacturing, service and retailing businesses follows. Amounts are in millions.

	Second Quarter				First Six Months
	Revenues		Earnings		Revenues		Earnings
	2014	2013	2014	2013	2014	2013	2014	2013
McLane Company	$11,722	$11,375	$126	$114	$22,176	$22,160	$241	$246
Manufacturing	9,613	8,896	1,369	1,151	18,254	17,057	2,437	2,099
Service	2,533	2,310	362	324	4,921	4,414	605	533
Retailing	1,072	1,003	91	76	2,042	1,990	135	149

	$24,940	$23,584			$47,393	$45,621

Pre-tax earnings			1,948	1,665			3,418	3,027
Income taxes and noncontrolling interests			684	687			1,221	1,187

			$1,264	$978			$2,197	$1,840

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

Revenues and pre-tax earnings for the second quarter of 2014 were $11.7 billion and $126 million, respectively, representing increases of $347 million (3%) and $12 million (11%), respectively, compared to the second quarter of 2013. Revenues and pre-tax earnings for the first six months of 2014 were relatively unchanged from 2013. Earnings in the second quarter and first half of 2013 included a pre-tax gain of $24 million from the sale of a logistics business. Before the impact of this gain, McLane’s earnings for the second quarter and first six months of 2014 increased 40% and 9%, respectively, over the corresponding prior year periods. These increases reflected increased inventory price change gains and a one-time, sales based tax refund realized in the second quarter of 2014.

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

Revenues and pre-tax earnings of our manufacturing businesses are summarized as follows (in millions).

	Second Quarter				First Six Months
	Revenues		Pre-tax earnings		Revenues		Pre-tax earnings
	2014	2013	2014	2013	2014	2013	2014	2013
Industrial and end-user products	$5,905	$5,369	$968	$841	$11,269	$10,341	$1,786	$1,561
Building products	2,651	2,510	294	258	4,884	4,659	439	398
Apparel	1,057	1,017	107	52	2,101	2,057	212	140

	$9,613	$8,896	$1,369	$1,151	$18,254	$17,057	$2,437	$2,099

Aggregate revenues in the second quarter and first six months of 2014 from manufacturing increased $717 million (8%) and $1.2 billion (7%), respectively, compared to the corresponding 2013 periods. Pre-tax earnings in 2014 of our manufacturing businesses were approximately $1.4 billion in the second quarter and $2.4 billion in the first six months, representing increases of $218 million (19%) and $338 million (16%), respectively, versus 2013.

Revenues in 2014 from our industrial and end-user products manufacturers increased $536 million (10%) in the second quarter and $928 million (9%) in the first six months as compared to 2013. Pre-tax earnings from these businesses increased $127 million (15%) in the second quarter and $225 million (14%) in the first six months of 2014 over the comparable 2013 periods. Lubrizol’s revenues in the second quarter and first six months of 2014 increased 11% to $1.8 billion and 10% to $3.5 billion, respectively. The increases were primarily due to the impact of bolt-on acquisitions in 2013 and 2014 (including LSPI), and, to a lesser extent, to changes in product mix. Lubrizol’s pre-tax earnings in the second quarter and first six months of 2014 increased 16% and 9%, respectively, over 2013. The increases reflected the impact of the aforementioned increases in revenues. Forest River’s revenues for the second quarter and first six months of 2014 increased 10% to $1.1 billion and 13% to $2.0 billion, respectively. Forest River’s earnings for the second quarter and first six months of 2014 increased 29% and 37%, respectively, over the same periods in 2013. The increases in earnings were primarily due to increased unit sales and lower material costs. In the second quarter and first six months of 2014, Iscar’s pre-tax earnings increased 8% and 22%, respectively, reflecting the impact of increased sales volume, as well as increases in gross margins.

Marmon’s manufacturing revenues were $1.6 billion and $3.0 billion, in the second quarter and first half of 2014, respectively, representing increases of $215 million (16%) and $311 million (12%), respectively, compared to the same periods in 2013. The revenue increases in the second quarter and first half of 2014 were primarily due to the beverage dispensing and merchandising businesses acquired from IMI plc at the beginning of 2014, as well as from increased sales in the retail store fixtures and the water treatment sectors. Marmon’s manufacturing pre-tax earnings were $212 million and $356 million in the second quarter and first six months of 2014, respectively, which represented increases of $43 million (26%) and $49 million (16%), respectively, over the comparable periods in 2013. Earnings as a percentage of sales increased one full percentage point to 13.5% in the second quarter of 2014 versus 2013. The earnings increases reflect the impact of the previously mentioned business acquisition and the positive impact of the revenue growth in the retail store fixtures and water treatment markets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Manufacturing, Service and Retailing (Continued)

Manufacturing (Continued)

Revenues in the second quarter and first six months of 2014 from our building products businesses were approximately $2.7 billion and $4.9 billion, respectively, increases of 6% and 5% over 2013. The increase for the first six months was primarily due to increases at Johns Manville, MiTek and Acme, partially offset by revenue declines at Shaw and Benjamin Moore. Pre-tax earnings of the building products businesses in 2014 increased 14% in the second quarter and 10% in the first six months compared to 2013. Each business generated increased earnings in 2014 over 2013, with the exception of Shaw where earnings declined primarily due to lower gross sales margins.

Apparel revenues in the second quarter and first six months of 2014 were $1.1 billion and $2.1 billion, respectively, increases of 4% and 2%, respectively, over the prior year periods. Earnings increased $55 million (106%) and $72 million (51%), respectively, over 2013. The increase in earnings for the first six months of 2014 was primarily attributable to Fruit of the Loom, which benefitted from lower manufacturing and pension costs.

Service

Our service businesses include NetJets, the world’s leading provider of fractional ownership programs for general aviation aircraft and FlightSafety, a provider of high technology training to operators of aircraft. Among the other businesses included in this group are: TTI, a leading electronic components distributor; Business Wire, a leading distributor of corporate news, multimedia and regulatory filings; Dairy Queen, which licenses and services a system of over 6,300 stores that offer prepared dairy treats and food; Buffalo News and the BH Media Group (“BH Media”), which includes the Omaha World-Herald, as well as 29 other daily newspapers and numerous other publications; and businesses that provide management and other services to insurance companies.

Revenues of our service businesses in the second quarter and first six months of 2014 were approximately $2.5 billion and $4.9 billion, respectively, representing increases of $223 million (10%) and $507 million (11%), respectively, compared to 2013. In the first six months of 2014, revenue increases were generated by NetJets ($135 million) and TTI ($219 million), as well as by FlightSafety and BH Media. The revenue increase at NetJets reflected increased flight services revenues, which was attributable to increased flight hours and, to a lesser degree, rates and product mix changes. TTI’s revenue increase was driven by higher unit volume. FlightSafety’s revenue increase in 2014 was primarily due to increased simulator training activity, while BH Media’s revenue increase was primarily due to bolt-on business acquisitions.

Pre-tax earnings of our service businesses in the second quarter and first six months of 2014 were $362 million and $605 million, respectively, representing increases of $38 million (12%) and $72 million (14%), respectively, versus 2013. The increases in earnings were generated by BH Media, FlightSafety, NetJets and TTI. The increases in earnings of FlightSafety, BH Media and TTI were primarily due to the aforementioned increases in revenues. NetJets’ earnings benefitted from the increased revenues and lower financing expenses, which were somewhat offset by increased aircraft impairment charges, depreciation expense, maintenance costs and subcontracted flight expenses.

Retailing

Our retailing operations consist of four home furnishings businesses (Nebraska Furniture Mart, R.C. Willey, Star Furniture and Jordan’s), three jewelry businesses (Borsheims, Helzberg and Ben Bridge), See’s Candies, Pampered Chef, a direct seller of high quality kitchen tools and Oriental Trading Company (“OTC”), a direct retailer of party supplies, school supplies and toys and novelties. Revenues in the second quarter and first six months of 2014 from the retailing businesses increased $69 million (7%) and $52 million (3%), respectively, compared to the second quarter and first six months of 2013. Pre-tax earnings in the second quarter of 2014 increased $15 million (20%) versus 2013 and for the first six months declined $14 million (9%) compared to the same period in 2013. Most of our retailers generated lower comparative earnings in the first six months of 2014 versus 2013.

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

	Second Quarter		First Six Months
	2014	2013	2014	2013
Manufactured housing and finance	$144	$103	$259	$174
Transportation equipment manufacturing, repair and leasing	198	179	380	327
Other	80	73	155	150

Pre-tax earnings	422	355	794	651
Income taxes and noncontrolling interests	142	124	276	229

	$280	$231	$518	$422

Clayton Homes’ earnings in the second quarter and first six months of 2014 increased $41 million (40%) and $85 million (49%), respectively, compared to 2013. In the 2014 periods, earnings benefitted from lower loan loss provisions on installment loan portfolios, lower interest expense on borrowings, and improved manufacturing results. The declines in loan loss provisions reflected declining delinquencies and foreclosures, while the declines in interest expense were primarily due to lower rates. Clayton Homes’ manufactured housing business continues to operate at a competitive disadvantage compared to traditional single family housing markets, which receive significant interest rate subsidies from the U.S. government through government agency insured mortgages. For the most part, these subsidies are not available to factory built homes. Nevertheless, Clayton Homes remains the largest manufactured housing business in the United States and we believe that it will continue to operate profitably, even under the prevailing conditions.

Earnings in the second quarter and first six months of 2014 from our transportation equipment manufacturing, repair and leasing businesses were $198 million and $380 million, respectively, representing increases of $19 million (11%) and $53 million (16%), respectively, over 2013. The increase in year-to-date earnings reflected a 9% increase in aggregate lease revenues, primarily resulting from increased units on lease and higher lease rates for railcars. A significant portion of the costs of these businesses are fixed, so changes in revenues can have a disproportionate effect on earnings.

Earnings from our other finance activities include CORT’s furniture leasing business, interest and dividends from a portfolio of investments and our share of the earnings of a commercial mortgage servicing business in which we own a 50% joint venture interest. In addition, other earnings includes income from interest rate spreads charged to Clayton Homes on borrowings by a Berkshire financing subsidiary that are used to fund loans to Clayton Homes and guaranty fees charged to NetJets. Corresponding expenses are included in Clayton Homes’ and NetJets’ results. Guaranty fees and interest spreads charged to NetJets and Clayton Homes aggregated $18 million and $36 million in the second quarter and first six months of 2014 compared to $24 million and $48 million in the corresponding 2013 periods.

Investment and Derivative Gains/Losses

A summary of investment and derivative gains and losses and other-than-temporary impairments on investments follows. Amounts are in millions.

	Second Quarter		First Six Months
	2014	2013	2014	2013
Investment gains/losses	$2,366	$492	$3,516	$1,082
Other-than-temporary impairments	—	—	(19)	(85)
Derivative gains/losses	155	461	391	1,667

Gains/losses before income taxes and noncontrolling interests	2,521	953	3,888	2,664
Income taxes and noncontrolling interests	457	331	652	932

Net gains/losses	$2,064	$622	$3,236	$1,732

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

Pre-tax investment gains in the second quarter and first six months of 2014 were $2,366 million and $3,516 million, respectively, representing increases of $1,874 million and $2,434 million over the corresponding 2013 periods. Investment gains in the second quarter and first six months of 2014 included non-cash, pre-tax holding gains of approximately $1.1 billion and $2.1 billion, respectively, realized in connection with the exchanges of common stock of Phillips 66 and Graham Holdings Company for 100% of the common stock of a specified subsidiary of each of those companies. Each exchange transaction was structured as a tax-free reorganization under the Internal Revenue Code. As a result, no income taxes were provided on the excess of the fair value of the businesses received over the tax-basis cost of the common stock of Phillips 66 and Graham Holdings Company exchanged. Investment gains in 2013 included $728 million from our investments in General Electric and Goldman Sachs common stock warrants, which beginning in 2013 were carried at fair value with the unrealized gain or loss included in earnings. These warrants were exercised during the fourth quarter of 2013.

Other-than-temporary impairment (“OTTI”) charges in the second quarter and first six months of 2014 were insignificant. Charges in 2013 related to our investments in Texas Competitive Electric Holdings bonds. Although we have periodically recorded OTTI charges in earnings in the past, we continue to hold positions in certain of those securities. In cases where the market values of these investments have increased since the dates the OTTI charges were recorded in earnings, the related gains are not reflected in earnings but are instead included in shareholders’ equity as a component of accumulated other comprehensive income. When recorded, OTTI charges had no impact whatsoever on the asset values otherwise recorded in our Consolidated Balance Sheets or on our consolidated shareholders’ equity as those investments were carried at fair value on a recurring basis. In addition, the recognition of such losses in earnings rather than in accumulated other comprehensive income does not necessarily indicate that sales are imminent or planned and sales ultimately may not occur for a number of years. Furthermore, the recognition of OTTI charges does not necessarily indicate that the loss in value of the security is permanent or that the market price of the security will not subsequently increase to and ultimately exceed our original cost.

As of June 30, 2014, consolidated gross unrealized losses on our investments in equity and fixed maturity securities determined on an individual purchase lot basis were $416 million. We concluded that as of that date, such losses were temporary. We consider several factors in determining whether or not impairments are deemed to be other than temporary, including the current and expected long-term business prospects and if applicable, the creditworthiness of the issuer, our ability and intent to hold the investment until the price recovers and the length of time and relative magnitude of the price decline.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Investment and Derivative Gains/Losses (Continued)

In the second quarter and first six months of 2014, derivative contracts produced pre-tax gains of $155 million and $391 million, respectively. Our credit default contract exposures currently relate to municipality/state issuers and changes in valuations during 2014 produced pre-tax gains of $84 million in the second quarter and $457 million for the first six months. The gains were attributable to lower credit spreads. Equity index put option contracts produced pre-tax gains of $65 million in the second quarter of 2014 and pre-tax losses of $67 million for the first six months. These gains and losses reflected valuation changes primarily attributable to lower interest rate assumptions and changes in equity index prices.

In the second quarter and first six months of 2013, our derivative contracts generated pre-tax gains of $461 million and $1,667 million, respectively, which were primarily attributed to changes in the fair values of our equity index put option contracts. In 2013, the gains were primarily due to higher equity prices and favorable foreign currency exchange rate movements from effects of a stronger U.S. Dollar.

Other

Other sources of after-tax earnings in the second quarter and first six months of 2014 included earnings of $116 million and $293 million, respectively, related to Berkshire’s investments in Heinz Holding which were made in June 2013. Also included in other earnings during both the second quarter and first six months of 2014 and 2013 are amortization of fair value adjustments made in connection with several prior business acquisitions (primarily related to the amortization of identifiable intangible assets) and corporate interest expense. In the first six months of 2014 and 2013, these two charges (after-tax) aggregated approximately $300 million and $316 million, respectively.

Financial Condition

Our balance sheet continues to reflect significant liquidity and a strong capital base. Our consolidated shareholders’ equity at June 30, 2014 was $234.0 billion, an increase of $12.1 billion since December 31, 2013. Consolidated cash and investments of our insurance and other businesses approximated $207.5 billion (excludes our investments in H.J. Heinz Holding Corporation) at June 30, 2014, and included cash and cash equivalents of $49.2 billion. As of June 30, 2014, our insurance subsidiaries held approximately $193.9 billion in cash and investments.

Berkshire Hathaway parent company borrowings include $8.0 billion of senior notes, of which $750 million mature in August 2014 and an additional $1.7 billion mature in February 2015. We currently expect to issue new senior notes to replace some or all of the upcoming maturities. During the first quarter of 2014, Berkshire paid approximately $1.2 billion as final payment in connection with our acquisition of substantially all the outstanding shares held by Marmon non-controlling shareholders at December 31, 2013.

Berkshire’s Board of Directors has authorized Berkshire to repurchase its Class A and Class B common shares at prices no higher than a 20% premium over the book value of the shares. Berkshire may repurchase shares at management’s discretion. The repurchase program is expected to continue indefinitely, but does not obligate Berkshire to repurchase any dollar amount or number of Class A or Class B common shares. Repurchases will not be made if they would reduce Berkshire’s consolidated cash and cash equivalent holdings below $20 billion. Financial strength and redundant liquidity will always be of paramount importance at Berkshire. There were no share repurchases under the program during the first six months of 2014.

Our railroad, utilities and energy businesses (conducted by BNSF and BHE) maintain very large investments in capital assets (property, plant and equipment) and will regularly make capital expenditures in the normal course of business. In the first six months of 2014, aggregate capital expenditures of these businesses were approximately $4.6 billion, including $2.4 billion by BHE and $2.2 billion by BNSF. BNSF and BHE forecast aggregate capital expenditures of approximately $6.9 billion over the remainder of 2014. Future capital expenditures are expected to be funded from cash flows from operations and debt issuances.

In March 2014, BNSF issued $500 million of 3.75% debentures due in 2024 and $1.0 billion of 4.9% debentures due in 2044. BNSF’s outstanding debt was $17.9 billion as of June 30, 2014. In the first six months of 2014, BHE subsidiaries issued term debt of $1.3 billion and its aggregate outstanding borrowings were approximately $31.0 billion as of June 30, 2014. BNSF and BHE have aggregate debt and capital lease maturities over the remainder of 2014 of about $560 million. Berkshire’s commitment to provide up to $2 billion of additional capital to BHE to permit the repayment of its debt obligations or to fund its regulated utility subsidiaries expired on February 28, 2014. Berkshire does not guarantee the repayment of debt issued by BNSF, BHE or any of their subsidiaries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition (Continued)

Assets of the finance and financial products businesses consisted primarily of loans and finance receivables, cash and cash equivalents, a portfolio of fixed maturity and equity investments and a sizable portfolio of assets held for lease, consisting of various types of transportation equipment and furniture. Finance and financial products assets were approximately $33.6 billion as of June 30, 2014 and $33.2 billion as of December 31, 2013. Liabilities were $19.1 billion as of June 30, 2014 and $19.8 billion as of December 31, 2013, which included notes payable and other borrowings of $12.8 billion and $13.1 billion, respectively. As of June 30, 2014, notes payable included $11.2 billion of notes issued by Berkshire Hathaway Finance Corporation (“BHFC”). In January 2014, $750 million of BHFC senior notes matured and BHFC issued $750 million of new senior notes to replace maturing notes. The new senior notes consisted of $650 million of floating rate notes due in 2017 and $100 million of 2% notes due in 2018. An additional $400 million of BHFC debt matured in July 2014 and $1.0 billion will mature in January 2015. We currently intend to issue additional new debt through BHFC to replace some or all of these debt maturities. The proceeds from the BHFC notes are used to finance originated loans and acquired loans of Clayton Homes. The full and timely payment of principal and interest on the BHFC notes is guaranteed by Berkshire.

We regularly access the credit markets, particularly through our railroad, utilities and energy and finance and financial products businesses. Restricted access to credit markets at affordable rates in the future could have a significant negative impact on our operations.

As described in Note 13 to the Consolidated Financial Statements, we are party to equity index put option and credit default contracts. With limited exception, these contracts contain no collateral posting requirements under any circumstances, including changes in either the fair value or intrinsic value of the contracts or a downgrade in Berkshire’s credit ratings. At June 30, 2014, the liabilities recorded for such contracts were approximately $4.9 billion and we had no collateral posting requirements.

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

Contractual Obligations

We are party to contracts associated with ongoing business and financing activities, which will result in cash payments to counterparties in future periods. Certain obligations reflected in our Consolidated Balance Sheets, such as notes payable, require future payments on contractually specified dates and in fixed and determinable amounts, while others (including unpaid loss and loss adjustment expenses and life, annuity and health benefit liabilities assumed under insurance contracts) are contingent upon the outcome of future events. Actual payments will likely vary, perhaps significantly, from the liability estimates currently recorded in the Consolidated Balance Sheets. Other obligations, such as minimum rentals under operating leases, pertain to the acquisition of goods or services in the future and are not currently reflected in the financial statements. Such obligations will be reflected in future periods as the goods are delivered or services provided. Our contractual obligations as of June 30, 2014 were, in the aggregate, not materially different from those disclosed in the “Contractual Obligations” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical Accounting Policies (Continued)

Our Consolidated Balance Sheet as of June 30, 2014 includes estimated liabilities for unpaid losses from property and casualty insurance and reinsurance contracts of $65.6 billion. Due to the inherent uncertainties in the process of establishing loss reserve amounts, the actual ultimate claim amounts will likely differ from the currently recorded amounts. A very small percentage change in estimates of this magnitude will result in a material effect on periodic earnings. The effects from changes in these estimates are recorded as a component of losses incurred in the period of the change.

Our Consolidated Balance Sheet as of June 30, 2014 includes goodwill of acquired businesses of $58.8 billion. We evaluate goodwill for impairment at least annually and conducted our most recent annual review during the fourth quarter of 2013. Although we believe that the goodwill reflected in the Consolidated Balance Sheet as of June 30, 2014 is not impaired, goodwill may subsequently become impaired as a result of changes in facts and circumstances affecting the valuation of the reporting unit. A goodwill impairment charge could have a material effect on periodic earnings.

Our Consolidated Balance Sheets include significant amounts of derivative contract liabilities that are measured at fair value. As of June 30, 2014 our most significant derivative contract exposures relate to equity index put option contracts written between 2004 and 2008. These contracts were entered into in over-the-counter markets and certain elements in the terms and conditions of such contracts are not standard. In particular, we are not required to post collateral under most of our contracts. Furthermore, there is no source of independent data available to us showing trading volume and actual prices of completed transactions. As a result, the values of these liabilities are based on valuation models that are believed to be used by market participants. Such models or other valuation techniques may use inputs that are observable in the marketplace, while others are unobservable. Unobservable inputs require us to make certain projections and assumptions about the information that would be used by market participants in establishing prices. Changes in assumptions may have a significant effect on recorded values and periodic earnings.

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

Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changes in market prices of our investments in fixed maturity and equity securities, losses realized from derivative contracts, the occurrence of one or more catastrophic events, such as an earthquake, hurricane or act of terrorism that causes losses insured by our insurance subsidiaries or affects our other operating businesses, changes in laws or regulations affecting our insurance, railroad, utilities and energy or finance subsidiaries, changes in federal income tax laws, and changes in general economic and market factors that affect the prices of securities or the industries in which we do business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Berkshire’s most recently issued Annual Report and in particular the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of June 30, 2014, there were no material changes in the market risks described in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

In September 2011, Berkshire’s Board of Directors (“Berkshire’s Board”) approved a common stock repurchase program under which Berkshire may repurchase its Class A and Class B shares at prices no higher than a 10% premium over the book value of the shares. In December 2012, Berkshire’s Board amended the repurchase program by raising the price limit to no higher than a 20% premium over book value. Berkshire may repurchase shares in the open market or through privately negotiated transactions. Berkshire’s Board authorization does not specify a maximum number of shares to be repurchased. However, repurchases will not be made if they would reduce Berkshire’s consolidated cash equivalent holdings below $20 billion. The repurchase program is expected to continue indefinitely and the amount of repurchases will depend entirely upon the level of cash available, the attractiveness of investment and business opportunities either at hand or on the horizon, and the degree of discount of the market price relative to management’s estimate of intrinsic value. The repurchase program does not obligate Berkshire to repurchase any dollar amount or number of Class A or Class B shares and there is no expiration date to the program. There were no share repurchases under the program in the first six months of 2014.

In addition, on June 30, 2014, we exchanged 1,620,190 shares of Graham Holding Company (“GHC”) common stock for a GHC subsidiary. Among its assets were 2,107 shares of Berkshire Hathaway Class A Common Stock and 1,278 shares of Class B Common Stock. These shares are reflected as treasury stock in our Consolidated Financial Statements. The value of the Berkshire shares received was approximately $400 million.

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

101

The following financial information from Berkshire Hathaway Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) the Consolidated Statements of Earnings for each of the three-month and six-month periods ended June 30, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income for each of the three-month and six-month periods ended June 30, 2014 and 2013, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for each of the six-month periods ended June 30, 2014 and 2013, (v) the Consolidated Statements of Cash Flows for each of the six-month periods ended June 30, 2014 and 2013, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC. (Registrant)

Date: August 1, 2014	/S/ MARC D. HAMBURG
(Signature) Marc D. Hamburg, Senior Vice President and Principal Financial Officer