Form 10-Q
period 2014-09-30
BERKSHIRE HATHAWAY INC
filed 2014-11-07
CIK 1067983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of October 30, 2014:

Class A —	832,214
Class B —	1,215,932,573

BERKSHIRE HATHAWAY INC.

Part I Financial Information

Item 1. Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Insurance and Other:
Cash and cash equivalents	$55,834	$42,433
Investments:
Fixed maturity securities	28,721	28,785
Equity securities	116,432	115,464
Other	13,058	12,334
Investments in H.J. Heinz Holding Corporation	11,830	12,111
Receivables	24,017	20,280
Inventories	10,182	9,860
Property, plant and equipment	14,053	13,623
Goodwill	34,546	33,067
Other	23,738	19,113

	332,411	307,070

Railroad, Utilities and Energy:
Cash and cash equivalents	3,951	3,400
Property, plant and equipment	107,719	102,482
Goodwill	22,781	22,603
Other	16,739	16,149

	151,190	144,634

Finance and Financial Products:
Cash and cash equivalents	2,595	2,353
Investments in equity and fixed maturity securities	1,215	1,506
Other investments	6,120	5,617
Loans and finance receivables	12,535	12,826
Property, plant and equipment and assets held for lease	8,030	7,700
Goodwill	1,342	1,341
Other	1,925	1,884

	33,762	33,227

	$517,363	$484,931

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Losses and loss adjustment expenses	$71,198	$64,866
Unearned premiums	12,703	10,770
Life, annuity and health insurance benefits	12,636	11,681
Accounts payable, accruals and other liabilities	23,270	21,979
Notes payable and other borrowings	12,328	12,440

	132,135	121,736

Railroad, Utilities and Energy:
Accounts payable, accruals and other liabilities	15,268	14,557
Notes payable and other borrowings	49,694	46,655

	64,962	61,212

Finance and Financial Products:
Accounts payable, accruals and other liabilities	1,401	1,299
Derivative contract liabilities	4,667	5,331
Notes payable and other borrowings	12,790	13,129

	18,858	19,759

Income taxes, principally deferred	61,106	57,739

Total liabilities	277,061	260,446

Shareholders’ equity:
Common stock	8	8
Capital in excess of par value	35,560	35,472
Accumulated other comprehensive income	44,186	44,025
Retained earnings	159,465	143,748
Treasury stock, at cost	(1,763)	(1,363)

Berkshire Hathaway shareholders’ equity	237,456	221,890
Noncontrolling interests	2,846	2,595

Total shareholders’ equity	240,302	224,485

	$517,363	$484,931

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in millions except per share amounts)

	Third Quarter		First Nine Months
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Revenues:
Insurance and Other:
Insurance premiums earned	$12,717	$9,270	$31,456	$27,462
Sales and service revenues	25,078	23,431	72,252	68,839
Interest, dividend and other investment income	1,171	1,118	3,909	3,736
Investment gains/losses	(376)	1,640	3,049	2,529

	38,590	35,459	110,666	102,566

Railroad, Utilities and Energy:
Revenues	10,697	9,043	30,296	25,821

Finance and Financial Products:
Sales and service revenues	1,322	1,196	3,732	3,410
Interest, dividend and other investment income	332	342	999	1,028
Investment gains/losses	—	74	72	182
Derivative gains/losses	258	427	649	2,094

	1,912	2,039	5,452	6,714

	51,199	46,541	146,414	135,101

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	8,791	5,466	19,923	15,879
Life, annuity and health insurance benefits	1,355	1,575	3,844	3,899
Insurance underwriting expenses	1,596	1,966	5,361	5,206
Cost of sales and services	20,410	19,125	58,610	56,239
Selling, general and administrative expenses	2,991	2,860	8,845	8,552
Interest expense	109	102	323	293

	35,252	31,094	96,906	90,068

Railroad, Utilities and Energy:
Cost of sales and operating expenses	7,383	6,429	21,957	18,634
Interest expense	597	472	1,753	1,371

	7,980	6,901	23,710	20,005

Finance and Financial Products:
Cost of sales and services	713	648	2,043	1,902
Selling, general and administrative expenses	393	388	1,144	1,143
Interest expense	111	132	347	419

	1,217	1,168	3,534	3,464

	44,449	39,163	124,150	113,537

Earnings before income taxes	6,750	7,378	22,264	21,564
Income tax expense	2,029	2,225	6,312	6,782

Net earnings	4,721	5,153	15,952	14,782
Less: Earnings attributable to noncontrolling interests	104	100	235	296

Net earnings attributable to Berkshire Hathaway	$4,617	$5,053	$15,717	$14,486

Average common shares outstanding *	1,642,558	1,643,779	1,643,657	1,643,522
Net earnings per share attributable to Berkshire Hathaway shareholders *	$2,811	$3,074	$9,562	$8,814

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

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

	Third Quarter		First Nine Months
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Net earnings	$4,721	$5,153	$15,952	$14,782

Other comprehensive income:
Net change in unrealized appreciation of investments	(601)	1,598	4,629	12,650
Applicable income taxes	174	(527)	(1,662)	(4,371)
Reclassification of investment appreciation in net earnings	417	(360)	(3,032)	(1,135)
Applicable income taxes	(146)	126	1,061	397
Foreign currency translation	(1,226)	549	(846)	(304)
Applicable income taxes	101	(56)	31	37
Prior service cost and actuarial gains/losses of defined benefit pension plans	39	(17)	30	95
Applicable income taxes	(7)	4	(2)	(26)
Other, net	2	46	(27)	66

Other comprehensive income, net	(1,247)	1,363	182	7,409

Comprehensive income	3,474	6,516	16,134	22,191
Comprehensive income attributable to noncontrolling interests	92	131	256	296

Comprehensive income attributable to Berkshire Hathaway shareholders	$3,382	$6,385	$15,878	$21,895

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(dollars in millions)

	Berkshire Hathaway shareholders’ equity				Non- controlling interests	Total
	Common stock and capital in excess of par value	Accumulated other comprehensive income	Retained earnings	Treasury stock
Balance at December 31, 2012	$37,238	$27,500	$124,272	$(1,363)	$3,941	$191,588
Net earnings	—	—	14,486	—	296	14,782
Other comprehensive income, net	—	7,409	—	—	—	7,409
Issuance of common stock	80	—	—	—	—	80
Transactions with noncontrolling interests	(1,228)	(12)	—	—	(1,188)	(2,428)

Balance at September 30, 2013	$36,090	$34,897	$138,758	$(1,363)	$3,049	$211,431

Balance at December 31, 2013	$35,480	$44,025	$143,748	$(1,363)	$2,595	$224,485
Net earnings	—	—	15,717	—	235	15,952
Other comprehensive income, net	—	161	—	—	21	182
Issuance (acquisition) of common stock	106	—	—	(400)	—	(294)
Transactions with noncontrolling interests	(18)	—	—	—	(5)	(23)

Balance at September 30, 2014	$35,568	$44,186	$159,465	$(1,763)	$2,846	$240,302

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	First Nine Months
	2014	2013
	(Unaudited)
Cash flows from operating activities:
Net earnings	$15,952	$14,782
Adjustments to reconcile net earnings to operating cash flows:
Investment gains/losses	(3,121)	(2,711)
Depreciation and amortization	5,436	4,833
Other	(369)	186
Changes in operating assets and liabilities before effects of business acquisitions:
Losses and loss adjustment expenses	6,731	682
Deferred charges reinsurance assumed	(3,162)	(203)
Unearned premiums	1,982	1,432
Receivables and originated loans	(3,061)	(359)
Derivative contract assets and liabilities	(663)	(1,927)
Income taxes	2,700	2,566
Other	1,732	1,456

Net cash flows from operating activities	24,157	20,737

Cash flows from investing activities:
Purchases of fixed maturity securities	(5,775)	(5,246)
Purchases of equity securities	(4,389)	(7,818)
Purchases of investments in H.J. Heinz Holding Corp.	—	(12,250)
Sales of fixed maturity securities	916	2,137
Redemptions and maturities of fixed maturity securities	4,722	4,739
Sales of equity securities	3,803	2,938
Purchases of loans and finance receivables	(162)	(446)
Collections of loans and finance receivables	770	565
Acquisitions of businesses, net of cash acquired	(1,069)	(830)
Purchases of property, plant and equipment	(10,172)	(7,727)
Other	390	(1,526)

Net cash flows from investing activities	(10,966)	(25,464)

Cash flows from financing activities:
Proceeds from borrowings of insurance and other businesses	826	2,608
Proceeds from borrowings of railroad, utilities and energy businesses	4,272	5,496
Proceeds from borrowings of finance businesses	1,148	2,506
Repayments of borrowings of insurance and other businesses	(809)	(2,736)
Repayments of borrowings of railroad, utilities and energy businesses	(1,745)	(836)
Repayments of borrowings of finance businesses	(1,488)	(2,918)
Change in short term borrowings, net	222	(1,269)
Acquisitions of noncontrolling interests	(1,288)	(2,889)
Other	38	(175)

Net cash flows from financing activities	1,176	(213)

Effects of foreign currency exchange rate changes	(173)	27

Increase (decrease) in cash and cash equivalents	14,194	(4,913)
Cash and cash equivalents at January 1 *	48,186	46,992

Cash and cash equivalents at September 30 *	$62,380	$42,079

* Cash and cash equivalents are comprised of the following:
January 1—
Insurance and Other	$42,433	$42,358
Railroad, Utilities and Energy	3,400	2,570
Finance and Financial Products	2,353	2,064

	$48,186	$46,992

September 30—
Insurance and Other	$55,834	$35,180
Railroad, Utilities and Energy	3,951	4,691
Finance and Financial Products	2,595	2,208

	$62,380	$42,079

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

For a number of reasons, our results for interim periods are not normally indicative of results to be expected for the year. The timing and magnitude of catastrophe losses incurred by insurance subsidiaries and the estimation error inherent to the process of determining liabilities for unpaid losses of insurance subsidiaries can be relatively more significant to results of interim periods than to results for a full year. Variations in the amount and timing of investment gains/losses can cause significant variations in periodic net earnings. Investment gains/losses are recorded when investments are disposed or are other-than-temporarily impaired. In addition, changes in the fair values of liabilities associated with derivative contracts can cause significant variations in periodic net earnings.

Note 2. New accounting pronouncements

In February 2013, the FASB issued ASU 2013-04 “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” ASU 2013-04 requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the amount the reporting entity agreed to pay plus additional amounts the reporting entity expects to pay on behalf of its co-obligors. ASU 2013-04 became effective as of January 1, 2014. In January 2014, the FASB issued ASU 2014-01 “Accounting for Investments in Qualified Affordable Housing Projects.” ASU 2014-01 permits an entity to elect the proportional amortization method of accounting for limited liability investments in qualified affordable housing projects if certain criteria are met. Under the proportional amortization method, the investment is amortized in proportion to the tax benefits received and the amortization charge is reported as a component of income tax expense. We adopted ASU 2014-01 for eligible investments as of January 1, 2014. The adoption of these accounting pronouncements had an immaterial effect on our Consolidated Financial Statements.

In April 2014, the FASB issued ASU 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 provides a narrower definition of discontinued operations than under existing U.S. GAAP. ASU 2014-08 requires that only disposals of components of an entity (or groups of components) that represent a strategic shift that will have a major effect on the reporting entity’s operations are reported in the financial statements as discontinued operations. ASU 2014-08 also provides guidance on the financial statement presentations and disclosures of discontinued operations. ASU 2014-08 is effective prospectively for disposals (or classifications of businesses as held-for-sale) of components of an entity that occur in annual or interim periods beginning after December 15, 2014.

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers.” ASU 2014-09 applies to most contracts with customers. However, insurance and leasing contracts are excluded from the scope of this pronouncement. ASU 2014-09 prescribes a five step framework in accounting for revenues from contracts, including (a) identification of the contract, (b) identification of the performance obligations under the contract, (c) determination of the transaction price, (d) allocation of the transaction price to the identified performance obligations and (e) recognition of revenues as the identified performance obligations are satisfied. ASU 2014-09 also prescribes additional disclosures and financial statement presentations. ASU 2014-09 is effective for public entities in annual reporting periods beginning after December 15, 2016. Early application is not permitted. ASU 2014-09 may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. We are currently evaluating the effect the adoption of this standard will have on our consolidated financial statements.

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

The preliminary values of NV Energy’s identified assets acquired, liabilities assumed and residual goodwill at the date of acquisition are summarized as follows (in millions).

December 19, 2013
Property, plant and equipment	$9,518
Goodwill	2,363
Other assets, including cash and cash equivalents of $304 million	2,505

Assets acquired	$14,386

Accounts payable, accruals and other liabilities	$3,456
Notes payable and other borrowings	5,334

Liabilities assumed	$8,790

Net assets acquired	$5,596

On January 1, 2014, we acquired the beverage dispensing equipment manufacturing and merchandising operations of British engineering company, IMI plc for approximately $1.12 billion. On February 25, 2014, we acquired 100% of the outstanding common stock of Phillips Specialty Products Inc. (“PSPI”) from Phillips 66 (“PSX”) in exchange for 17,422,615 shares of PSX common stock with an aggregate fair value of $1.35 billion. PSPI, which has been renamed as Lubrizol Specialty Products Inc. (“LSPI”), provides flow improver products to customers worldwide. On June 30, 2014, we acquired WPLG, Inc. (“WPLG”), whose assets included a Miami, Florida, ABC affiliated television station, shares of Berkshire Hathaway Class A and Class B common stock and cash from Graham Holding Company (“GHC”) in exchange for 1,620,190 shares of GHC common stock with an aggregate fair value of $1.13 billion. At their respective acquisition dates, the preliminary aggregate fair value of the identified net assets of IMI plc, LSPI and WPLG was approximately $2.3 billion and the residual goodwill was approximately $1.3 billion.

The following table sets forth certain unaudited pro forma consolidated earnings data for the first nine months of 2013 (in millions, except the per share amount).

Revenues	$138,168
Net earnings attributable to Berkshire Hathaway shareholders	14,805
Net earnings per equivalent Class A common share attributable to Berkshire Hathaway shareholders	9,008

Notes to Consolidated Financial Statements (Continued)

Note 4. Investments in fixed maturity securities

Investments in securities with fixed maturities as of September 30, 2014 and December 31, 2013 are summarized by type below (in millions).

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Carrying Value
September 30, 2014
Available for sale:
U.S. Treasury, U.S. government corporations and agencies	$2,831	$14	$(6)	$2,839	$2,839
States, municipalities and political subdivisions	1,923	103	(1)	2,025	2,025
Foreign governments	12,139	265	(74)	12,330	12,330
Corporate bonds	8,030	1,235	(3)	9,262	9,262
Mortgage-backed securities	1,623	210	(4)	1,829	1,829

	26,546	1,827	(88)	28,285	28,285
Held to maturity:
Wm. Wrigley Jr. Company notes	668	—	(2)	666	668

	$27,214	$1,827	$(90)	$28,951	$28,953

December 31, 2013
Available for sale:
U.S. Treasury, U.S. government corporations and agencies	$2,650	$16	$(8)	$2,658	$2,658
States, municipalities and political subdivisions	2,221	129	(5)	2,345	2,345
Foreign governments	11,001	182	(110)	11,073	11,073
Corporate bonds	9,383	1,190	(15)	10,558	10,558
Mortgage-backed securities	1,830	218	(8)	2,040	2,040

	27,085	1,735	(146)	28,674	28,674
Held to maturity:
Wm. Wrigley Jr. Company notes	679	17	—	696	679

	$27,764	$1,752	$(146)	$29,370	$29,353

Investments in fixed maturity securities are reflected in our Consolidated Balance Sheets as follows (in millions).

	September 30, 2014	December 31, 2013
Insurance and other	$28,721	$28,785
Finance and financial products	232	568

	$28,953	$29,353

Investments in foreign government securities include securities issued by national and provincial government entities as well as instruments that are unconditionally guaranteed by such entities. As of September 30, 2014, approximately 92% of foreign government holdings were rated AA or higher by at least one of the major rating agencies. Approximately 76% of foreign government holdings were issued or guaranteed by the United Kingdom, Germany, Australia, Canada and The Netherlands. Unrealized losses on all fixed maturity investments in a continuous unrealized loss position for more than twelve consecutive months were not significant.

The amortized cost and estimated fair value of securities with fixed maturities at September 30, 2014 are summarized below by contractual maturity dates. Actual maturities will differ from contractual maturities because issuers of certain of the securities retain early call or prepayment rights. Amounts are in millions.

	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Mortgage- backed securities	Total
Amortized cost	$7,993	$12,004	$2,889	$2,705	$1,623	$27,214
Fair value	8,077	12,696	3,121	3,228	1,829	28,951

Notes to Consolidated Financial Statements (Continued)

Note 5. Investments in equity securities

Investments in equity securities as of September 30, 2014 and December 31, 2013 are summarized based on the primary industry of the investee in the table below (in millions).

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2014 *
Banks, insurance and finance	$22,468	$30,226	$(2)	$52,692
Consumer products	7,005	18,620	(4)	25,621
Commercial, industrial and other	31,172	9,600	(176)	40,596

	$60,645	$58,446	$(182)	$118,909

*

As of September 30, 2014, approximately 58% of the aggregate fair value was concentrated in the equity securities of four companies (American Express Company – $13.3 billion; Wells Fargo & Company – $25.1 billion; International Business Machines Corporation – $13.4 billion; and The Coca-Cola Company – $17.1 billion).

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

As of September 30, 2014 and December 31, 2013, we concluded that the unrealized losses shown in the tables above were temporary. Our conclusions were based on: (a) our ability and intent to hold the securities to recovery; (b) our assessment that the underlying business and financial condition of each of these issuers was favorable; (c) our opinion that the relative price declines were not significant; and (d) our belief that market prices will increase to and exceed our cost. As of September 30, 2014 and December 31, 2013, unrealized losses on equity securities in a continuous unrealized loss position for more than twelve consecutive months were $3 million and $52 million, respectively.

Investments in equity securities are reflected in our Consolidated Balance Sheets as follows (in millions).

	September 30, 2014	December 31, 2013
Insurance and other	$116,432	$115,464
Railroad, utilities and energy *	1,494	1,103
Finance and financial products	983	938

	$118,909	$117,505

*	Included in other assets.

Note 6. Other investments

Other investments include preferred stock of Wm. Wrigley Jr. Company (“Wrigley”), The Dow Chemical Company (“Dow”) and Bank of America Corporation (“BAC”) as well as warrants to purchase common stock of BAC. Information concerning each of these investments follows.

In 2008, we acquired $2.1 billion liquidation amount of Wrigley preferred stock in conjunction with Mars Incorporated’s acquisition of Wrigley. The Wrigley preferred stock is entitled to dividends at a rate of 5% per annum and is held within our Finance and Financial Products businesses.

Notes to Consolidated Financial Statements (Continued)

Note 6. Other investments (Continued)

In 2009, we acquired 3,000,000 shares of Series A Cumulative Convertible Perpetual Preferred Stock of Dow (“Dow Preferred”) for a cost of $3 billion. Each share of the Dow Preferred is convertible into 24.201 shares of Dow common stock (equivalent to a conversion price of $41.32 per share). Beginning in April 2014, Dow has the option, to cause some or all of the Dow Preferred to be converted into Dow common stock at the then applicable conversion rate, if the closing price on the New York Stock Exchange of Dow’s common stock price exceeds $53.72 per share for 20 trading days within any period of 30 consecutive trading days ending on the day before Dow exercises its option. The Dow Preferred is entitled to dividends at a rate of 8.5% per annum and is held by our insurance subsidiaries.

In 2011, we acquired 50,000 shares of 6% Perpetual Preferred Stock of BAC (“BAC Preferred”) and warrants to purchase 700,000,000 shares of common stock of BAC (“BAC Warrants”) for a combined cost of $5 billion. When issued, the BAC Preferred was redeemable at any time by BAC at a price of $105,000 per share ($5.25 billion in aggregate) and dividends were payable on a cumulative basis. At the end of 2013, Berkshire agreed to a proposed amendment to the BAC Preferred and on May 7, 2014, BAC common stock shareholders approved the amendment. Pursuant to the amendment, the BAC Preferred may not be redeemed at the option of BAC before May 7, 2019 and dividends payable on the BAC Preferred are no longer cumulative. The BAC Warrants expire in 2021 and are exercisable for an aggregate cost of $5 billion ($7.142857/share). The BAC Preferred and BAC Warrants are held by our insurance businesses (80%) and our Finance and Financial Products businesses (20%).

Our other investments are classified as available-for-sale and are carried at fair value. In the aggregate, the cost of these investments was $10.0 billion and the fair value was approximately $19.2 billion at September 30, 2014 and $17.9 billion at December 31, 2013.

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

Notes to Consolidated Financial Statements (Continued)

Note 7. Investments in H.J. Heinz Holding Corporation (Continued)

Summarized consolidated financial information of Heinz Holding and its subsidiaries follows (in millions).

	September 28, 2014	December 29, 2013
Assets	$38,055	$38,972
Liabilities	22,039	22,429

	Third Quarter 2014	First Nine Months 2014
Sales	$2,594	$8,122

Net earnings	$172	$494
Preferred stock dividends earned by Berkshire	(180)	(540)

Net loss attributable to common stockholders	$(8)	$(46)

Earnings attributable to Berkshire *	$176	$516

*	Includes dividends earned and Berkshire’s share of net loss attributable to common stockholders.

Note 8. Investment gains/losses

Investment gains/losses are summarized below (in millions).

	Third Quarter		First Nine Months
	2014	2013	2014	2013
Fixed maturity securities —
Gross gains from sales and other disposals	$4	$727	$233	$809
Gross losses from sales and other disposals	(25)	(55)	(73)	(147)
Equity securities —
Gross gains from sales and other disposals	354	548	3,749	918
Gross losses from sales and other disposals	(38)	(37)	(41)	(57)
Other-than-temporary impairments	(678)	(143)	(697)	(228)
Other	7	674	(50)	1,416

	$(376)	$1,714	$3,121	$2,711

Investment gains/losses are reflected in our Consolidated Statements of Earnings as follows (in millions).

	Third Quarter		First Nine Months
	2014	2013	2014	2013
Insurance and other	$(376)	$1,640	$3,049	$2,529
Finance and financial products	—	74	72	182

	$(376)	$1,714	$3,121	$2,711

Gains from disposals of equity securities in 2014 included non-cash holding gains of approximately $2.1 billion in the first nine months from the exchange of PSX common stock in connection with the acquisition of PSPI and the exchange of GHC common stock for WPLG. The PSX/PSPI exchange was completed February 25, 2014 and the GHC/WPLG exchange was completed on June 30, 2014. The holding gains represented the excess of the respective fair value of the net assets of PSPI and WPLG received over the respective cost basis of the PSX and GHC shares exchanged.

In the third quarter of 2014, we recorded an other-than-temporary impairment (“OTTI”) charge of $678 million related to our investment in equity securities of Tesco PLC. In the first nine months of 2013, the other-than-temporary impairment charge related to bonds issued by Texas Competitive Electric Holdings. Other investment gains/losses in 2013 primarily consisted of gains related to the valuations of Goldman Sachs Warrants and General Electric Warrants.

Notes to Consolidated Financial Statements (Continued)

Note 9. Receivables

Receivables of insurance and other businesses are comprised of the following (in millions).

	September 30, 2014	December 31, 2013
Insurance premiums receivable	$8,642	$7,474
Reinsurance recoverable on unpaid losses	3,221	3,055
Trade and other receivables	12,507	10,111
Allowances for uncollectible accounts	(353)	(360)

	$24,017	$20,280

Loans and finance receivables of finance and financial products businesses are comprised of the following (in millions).

	September 30, 2014	December 31, 2013
Consumer installment loans, commercial loans and finance receivables	$12,865	$13,170
Allowances for uncollectible loans	(330)	(344)

	$12,535	$12,826

Consumer installment loans represented approximately 97% and 95% of the aggregate consumer installment loans, commercial loans and finance receivables as of September 30, 2014 and December 31, 2013, respectively. Allowances for uncollectible loans predominantly related to consumer installment loans. Provisions for loan losses for the first nine months of 2014 and 2013 were $143 million and $192 million, respectively, and loan charge-offs, net of recoveries, were $157 million in 2014 and $209 million in 2013. The carrying values of loans were net of unamortized acquisition discounts of $293 million at September 30, 2014 and $406 million at December 31, 2013. At September 30, 2014, approximately 97% of the loans were evaluated collectively for impairment, and the remainder was evaluated individually for impairment. As a part of the evaluation process, credit quality indicators are reviewed and loans are designated as performing or non-performing. At September 30, 2014, approximately 98% of the loan balances were determined to be performing and approximately 94% of those balances were current as to payment status.

Note 10. Inventories

Inventories are comprised of the following (in millions).

	September 30, 2014	December 31, 2013
Raw materials	$1,876	$1,755
Work in process and other	926	842
Finished manufactured goods	3,371	3,206
Goods acquired for resale	4,009	4,057

	$10,182	$9,860

Note 11. Property, plant and equipment and assets held for lease

A summary of property, plant and equipment of our insurance and other businesses follows (in millions).

	Ranges of estimated useful life	September 30, 2014	December 31, 2013
Land	—	$1,160	$1,098
Buildings and improvements	2 – 40 years	6,505	6,244
Machinery and equipment	3 – 25 years	16,319	15,984
Furniture, fixtures and other	2 – 15 years	3,182	2,748

		27,166	26,074
Accumulated depreciation		(13,113)	(12,451)

		$14,053	$13,623

Depreciation expense attributable to assets of insurance and other businesses for the first nine months of 2014 and 2013 was $1,202 million and $1,206 million, respectively.

Notes to Consolidated Financial Statements (Continued)

Note 11. Property, plant and equipment and assets held for lease (Continued)

A summary of property, plant and equipment of our railroad and our utilities and energy businesses follows (in millions).

	Ranges of estimated useful life	September 30, 2014	December 31, 2013
Railroad:
Land	—	$5,976	$5,973
Track structure and other roadway	5 –100 years	41,779	40,098
Locomotives, freight cars and other equipment	5 – 40 years	8,929	7,551
Construction in progress	—	1,198	973
Utilities and energy:
Utility generation, distribution and transmission system	5 – 80 years	59,864	57,490
Interstate pipeline assets	3 – 80 years	6,508	6,448
Independent power plants and other assets	3 – 30 years	4,551	2,516
Construction in progress	—	4,126	4,217

		132,931	125,266
Accumulated depreciation		(25,212)	(22,784)

		$107,719	$102,482

Railroad property, plant and equipment includes the land, other roadway, track structure and rolling stock (primarily locomotives and freight cars) of BNSF. The utility generation, distribution and transmission system and interstate pipeline assets are the regulated assets of public utility and natural gas pipeline subsidiaries. Depreciation expense of the railroad, utilities and energy businesses for the first nine months of 2014 and 2013 was $2,932 million and $2,403 million, respectively.

Assets held for lease and property, plant and equipment of our finance and financial products businesses are summarized below (in millions).

	Ranges of estimated useful life	September 30, 2014	December 31, 2013
Assets held for lease	6 – 30 years	$10,061	$9,509
Land	—	229	233
Buildings, machinery and other	3 – 50 years	1,179	1,146

		11,469	10,888
Accumulated depreciation		(3,439)	(3,188)

		$8,030	$7,700

Assets held for lease includes railcars, intermodal tank containers, cranes, over-the-road trailers, storage units and furniture. Depreciation expense of the finance and financial products businesses for the first nine months of 2014 and 2013 was $447 million and $427 million, respectively.

Note 12. Goodwill and other intangible assets

A reconciliation of the change in the carrying value of goodwill is as follows (in millions).

	September 30, 2014	December 31, 2013
Balance at beginning of year	$57,011	$54,523
Acquisitions of businesses	1,818	2,732
Other, including foreign currency translation	(160)	(244)

Balance at end of period	$58,669	$57,011

Notes to Consolidated Financial Statements (Continued)

Note 12. Goodwill and other intangible assets (Continued)

Intangible assets other than goodwill are included in other assets and are summarized as follows (in millions).

	September 30, 2014		December 31, 2013
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Insurance and other	$13,251	$4,194	$11,923	$3,723
Railroad, utilities and energy	2,253	1,469	2,214	1,231

	$15,504	$5,663	$14,137	$4,954

Trademarks and trade names	$3,058	$419	$2,750	$340
Patents and technology	5,412	3,053	5,173	2,626
Customer relationships	5,241	1,680	4,690	1,518
Other	1,793	511	1,524	470

	$15,504	$5,663	$14,137	$4,954

Amortization expense was $854 million for the first nine months of 2014 and $797 million for the first nine months of 2013. Intangible assets with indefinite lives as of September 30, 2014 and December 31, 2013 were $2,604 million and $2,221 million, respectively.

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

	September 30, 2014			December 31, 2013
	Assets	Liabilities	Notional Value	Assets	Liabilities	Notional Value
Equity index put options	$—	$4,512	$30,567(1)	$—	$4,667	$32,095(1)
Credit default	—	155	7,792(2)	—	648	7,792(2)
Other, principally interest rate and foreign currency	—	—		—	16

	$—	$4,667		$—	$5,331

(1)	Represents the aggregate undiscounted amount payable at the contract expiration dates assuming that the value of the related index is zero at each contract’s expiration date.

(2)	Represents the maximum undiscounted future value of losses payable under the contracts, if all underlying issuers default and the residual value of the specified obligations is zero.

Derivative gains/losses of our finance and financial products businesses included in our Consolidated Statements of Earnings were as follows (in millions).

	Third Quarter		First Nine Months
	2014	2013	2014	2013
Equity index put options	$223	$519	$156	$2,155
Credit default	35	(128)	492	(43)
Other, principally interest rate and foreign currency	—	36	1	(18)

	$258	$427	$649	$2,094

Notes to Consolidated Financial Statements (Continued)

Note 13. Derivative contracts (Continued)

We have not written any equity index put option contracts since February 2008. The contracts currently outstanding are European style options written on four major stock indexes three of which are outside of the U.S. Future payments, if any, under any given contract will be required if the underlying index value is below the strike price on the contract expiration date. We received the premiums on these contracts in full at the contract inception dates and therefore have no counterparty credit risk.

The aggregate intrinsic value (which is the undiscounted liability assuming the contracts are settled based on the index values and foreign currency exchange rates as of the balance sheet date) of our equity index put option contracts was approximately $1.3 billion at September 30, 2014 and $1.7 billion at December 31, 2013. However, these contracts may not be unilaterally terminated or fully settled before the expiration dates which occur between June 2018 and January 2026. Therefore, the ultimate amount of cash basis gains or losses on these contracts will not be determined for many years. The remaining weighted average life of all contracts was approximately 6.2 years at September 30, 2014.

Our remaining credit default contract relates to approximately 500 municipal debt issues with maturities ranging from 2019 to 2054 and has an aggregate notional value of approximately $7.8 billion. The underlying debt issues have a weighted average maturity of approximately 17 years. Pursuant to the contract terms, future losses, if any, are not payable before the maturity dates of the underlying obligations. We have no counterparty credit risk under this contract because all premiums were received at the inception of the contract.

A limited number of our equity index put option contracts contain collateral posting requirements with respect to changes in the fair value or intrinsic value of the contracts and/or a downgrade of Berkshire’s credit ratings. As of September 30, 2014 and December 31, 2013, we did not have any collateral posting requirements. If Berkshire’s credit ratings (currently AA from Standard & Poor’s and Aa2 from Moody’s) are downgraded below either A- by Standard & Poor’s or A3 by Moody’s, additional collateral of up to $1.1 billion could be required to be posted.

Our regulated utility subsidiaries are exposed to variations in the prices of fuel required to generate electricity, wholesale electricity purchased and sold and natural gas supplied for customers. Derivative instruments, including forward purchases and sales, futures, swaps and options, are used to manage a portion of these price risks. Derivative contract assets are included in other assets of railroad, utilities and energy businesses and were $86 million and $87 million as of September 30, 2014 and December 31, 2013, respectively. Derivative contract liabilities are included in accounts payable, accruals and other liabilities of railroad, utilities and energy businesses and were $146 million and $208 million as of September 30, 2014 and December 31, 2013, respectively. Unrealized gains and losses under the contracts of our regulated utilities that are probable of recovery through rates are recorded as regulatory assets or liabilities. Unrealized gains or losses on contracts accounted for as cash flow or fair value hedges are recorded in other comprehensive income or in net earnings, as appropriate.

Note 14. Supplemental cash flow information

A summary of supplemental cash flow information for the first nine months of 2014 and 2013 is presented in the following table (in millions).

	First Nine Months
	2014	2013
Cash paid during the period for:
Income taxes	$3,201	$4,028
Interest:
Insurance and other businesses	321	321
Railroad, utilities and energy businesses	1,864	1,507
Finance and financial products businesses	332	401
Investments in equity securities exchanged in connection with business acquisitions	2,478	—
Liabilities assumed in connection with business acquisitions	1,459	275
Treasury stock acquired in connection with business acquisition	400	—

Notes to Consolidated Financial Statements (Continued)

Note 15. Notes payable and other borrowings

Notes payable and other borrowings are summarized below (in millions). The weighted average interest rates and maturity date ranges shown in the following tables are based on borrowings as of September 30, 2014.

	Weighted Average Interest Rate	September 30, 2014	December 31, 2013
Insurance and other:
Issued by Berkshire due 2014-2047	2.8%	$8,349	$8,311
Short-term subsidiary borrowings	0.4%	817	949
Other subsidiary borrowings due 2014-2035	6.0%	3,162	3,180

		$12,328	$12,440

	Weighted Average Interest Rate	September 30, 2014	December 31, 2013
Railroad, utilities and energy:
Issued by Berkshire Hathaway Energy Company (“BHE”) and its subsidiaries:
BHE senior unsecured debt due 2017-2043	5.7%	$6,366	$6,616
Subsidiary and other debt due 2014-2054	5.3%	23,998	23,033
Issued by Burlington Northern Santa Fe LLC and its subsidiaries (“BNSF”) due 2014-2097	5.1%	19,330	17,006

		$49,694	$46,655

BHE subsidiary debt represents amounts issued pursuant to separate financing agreements. All, or substantially all, of the assets of certain BHE subsidiaries are, or may be, pledged or encumbered to support or otherwise secure the debt. These borrowing arrangements generally contain various covenants including, but not limited to, leverage ratios, interest coverage ratios and debt service coverage ratios. BNSF’s borrowings are primarily senior unsecured debentures. In March 2014, BNSF issued $1.5 billion in debentures consisting of $500 million of 3.75% debentures due in 2024 and $1 billion of 4.9% debentures due in 2044. In August 2014, BNSF issued $1.5 billion in debentures consisting of $700 million of 3.4% debentures due in 2024 and $800 million of 4.55% debentures due in 2044. As of September 30, 2014, BNSF and BHE and their subsidiaries were in compliance with all applicable debt covenants. Berkshire does not guarantee any debt, borrowings or lines of credit of BNSF, BHE or their subsidiaries.

	Weighted Average Interest Rate	September 30, 2014	December 31, 2013
Finance and financial products:
Issued by Berkshire Hathaway Finance Corporation (“BHFC”) due 2015-2043	3.1%	$11,177	$11,178
Issued by other subsidiaries due 2014-2036	4.7%	1,613	1,951

		$12,790	$13,129

In January 2014, $750 million of BHFC senior notes matured and BHFC issued $750 million of new senior notes to replace maturing notes. The new senior notes consisted of $650 million of floating rate notes due in 2017 and $100 million of 2% notes due in 2018. In July 2014, $400 million of BHFC senior notes matured and in August 2014, BHFC issued $400 million of new floating rate senior notes due in 2017.

Our subsidiaries have unused lines of credit and commercial paper capacity aggregating approximately $7.2 billion at September 30, 2014, to support short-term borrowing programs and provide additional liquidity. Such unused lines of credit included about $4.1 billion related to BHE and its subsidiaries. The borrowings of BHFC, a wholly owned finance subsidiary of Berkshire, are fully and unconditionally guaranteed by Berkshire. In addition to BHFC’s borrowings, Berkshire has guaranteed other subsidiary borrowings, aggregating approximately $3.8 billion at September 30, 2014. Generally, Berkshire’s guarantee of a subsidiary’s debt obligation is an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all present and future payment obligations.

Notes to Consolidated Financial Statements (Continued)

Note 16. Fair value measurements

Our financial assets and liabilities are summarized below as of September 30, 2014 and December 31, 2013 with fair values shown according to the fair value hierarchy (in millions). The carrying values of cash and cash equivalents, accounts receivable and accounts payable, accruals and other liabilities are considered to be reasonable estimates of their fair values.

	Carrying Value	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2014
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$2,839	$2,839	$2,323	$516	$—
States, municipalities and political subdivisions	2,025	2,025	—	2,025	—
Foreign governments	12,330	12,330	8,001	4,329	—
Corporate bonds	9,930	9,928	—	9,919	9
Mortgage-backed securities	1,829	1,829	—	1,829	—
Investments in equity securities	118,909	118,909	118,847	60	2
Investment in Heinz Holding Preferred Stock	7,710	8,376	—	—	8,376
Other investments	19,178	19,178	—	—	19,178
Loans and finance receivables	12,535	12,847	—	39	12,808
Derivative contract assets (1)	86	86	—	16	70
Derivative contract liabilities:
Railroad, utilities and energy (1)	146	146	2	95	49
Finance and financial products:
Equity index put options	4,512	4,512	—	—	4,512
Credit default	155	155	—	—	155
Notes payable and other borrowings:
Insurance and other	12,328	12,783	—	12,783	—
Railroad, utilities and energy	49,694	55,445	—	55,445	—
Finance and financial products	12,790	13,327	—	12,743	584

December 31, 2013
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$2,658	$2,658	$2,184	$473	$1
States, municipalities and political subdivisions	2,345	2,345	—	2,345	—
Foreign governments	11,073	11,073	7,467	3,606	—
Corporate bonds	11,237	11,254	—	10,187	1,067
Mortgage-backed securities	2,040	2,040	—	2,040	—
Investments in equity securities	117,505	117,505	117,438	60	7
Investment in Heinz Holding Preferred Stock	7,710	7,971	—	—	7,971
Other investments	17,951	17,951	—	—	17,951
Loans and finance receivables	12,826	12,002	—	454	11,548
Derivative contract assets (1)	87	87	3	15	69
Derivative contract liabilities:
Railroad, utilities and energy (1)	208	208	1	198	9
Finance and financial products:
Equity index put options	4,667	4,667	—	—	4,667
Credit default	648	648	—	—	648
Notes payable and other borrowings:
Insurance and other	12,440	12,655	—	12,655	—
Railroad, utilities and energy	46,655	49,879	—	49,879	—
Finance and financial products	13,129	13,505	—	12,846	659

(1)	Assets are included in other assets and liabilities are included in accounts payable, accruals and other liabilities.

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

Reconciliations of assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the nine months ending September 30, 2014 and 2013 follow (in millions).

	Investments in fixed maturity securities	Investments in equity securities and other investments	Net derivative contract liabilities
Nine months ending September 30, 2014
Balance at December 31, 2013	$372	$17,958	$(5,255)
Gains (losses) included in:
Earnings	—	—	644
Other comprehensive income	13	1,228	4
Regulatory assets and liabilities	—	—	(3)
Dispositions and settlements	(1)	—	(1)
Transfers into (out of) Level 3	(375)	(6)	(35)

Balance at September 30, 2014	$9	$19,180	$(4,646)

Nine months ending September 30, 2013
Balance at December 31, 2012	$652	$15,785	$(7,847)
Gains (losses) included in:
Earnings	—	523	2,119
Other comprehensive income	(12)	1,310	(5)
Regulatory assets and liabilities	—	—	1
Dispositions and settlements	(18)	(31)	(56)
Transfers into (out of) Level 3	—	(1,495)	—

Balance at September 30, 2013	$622	$16,092	$(5,788)

In 2013, we transferred the fair value measurements of the Goldman Sachs Warrants and General Electric Warrants from Level 3 to Level 2 because we concluded that the unobservable inputs were no longer significant.

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

Notes to Consolidated Financial Statements (Continued)

Note 16. Fair value measurements (Continued)

Quantitative information as of September 30, 2014, with respect to assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) follows (in millions).

	Fair Value	Principal Valuation Techniques	Unobservable Inputs	Weighted Average
Other investments:
Preferred stocks	$12,451	Discounted cash flow	Expected duration	6 years

			Discount for transferability restrictions and subordination	97 basis points

Common stock warrants	6,727	Warrant pricing model	Discount for transferability and hedging restrictions	8%
Net derivative liabilities:
Equity index put options	4,512	Option pricing model	Volatility	20%

Credit default-states/municipalities	155	Discounted cash flow	Credit spreads	9 basis points

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

Note 17. Common stock

Changes in Berkshire’s issued, treasury and outstanding common stock during the first nine months of 2014 are shown in the table below.

	Class A, $5 Par Value (1,650,000 shares authorized)			Class B, $0.0033 Par Value (3,225,000,000 shares authorized)
	Issued	Treasury	Outstanding	Issued	Treasury	Outstanding
Balance at December 31, 2013	868,616	(9,573)	859,043	1,178,775,092	(1,408,484)	1,177,366,608
Conversions of Class A common stock to Class B common stock and exercises of replacement stock options issued in a business acquisition	(22,484)	—	(22,484)	35,178,371	—	35,178,371
Treasury shares acquired	—	(2,107)	(2,107)	—	(1,278)	(1,278)

Balance at September 30, 2014	846,132	(11,680)	834,452	1,213,953,463	(1,409,762)	1,212,543,701

Notes to Consolidated Financial Statements (Continued)

Note 17. Common stock (Continued)

Each Class A common share is entitled to one vote per share. Class B common stock possesses dividend and distribution rights equal to one-fifteen-hundredth (1/1,500) of such rights of Class A common stock. Each Class B common share possesses voting rights equivalent to one-ten-thousandth (1/10,000) of the voting rights of a Class A share. Unless otherwise required under Delaware General Corporation Law, Class A and Class B common shares vote as a single class. Each share of Class A common stock is convertible, at the option of the holder, into 1,500 shares of Class B common stock. Class B common stock is not convertible into Class A common stock. On an equivalent Class A common stock basis, there were 1,642,814 shares outstanding as of September 30, 2014 and 1,643,954 shares outstanding as of December 31, 2013. In addition to our common stock, 1,000,000 shares of preferred stock are authorized, but none are issued and outstanding.

Berkshire’s Board of Directors (“Berkshire’s Board”) has approved a common stock repurchase program under which Berkshire may repurchase its Class A and Class B shares at prices no higher than a 20% premium over the book value of the shares. Berkshire may repurchase shares in the open market or through privately negotiated transactions. Berkshire’s Board authorization does not specify a maximum number of shares to be repurchased. However, repurchases will not be made if they would reduce Berkshire’s consolidated cash equivalent holdings below $20 billion. The repurchase program does not obligate Berkshire to repurchase any dollar amount or number of Class A or Class B shares and there is no expiration date to the program. There were no share repurchases under the program in the first nine months of 2014. In addition, on June 30, 2014, we exchanged approximately 1.62 million shares of GHC common stock for WPLG whose assets included 2,107 shares of Berkshire Hathaway Class A Common Stock and 1,278 shares of Class B Common Stock. The Berkshire shares are reflected as treasury stock in our Consolidated Financial Statements.

Note 18. Accumulated other comprehensive income

A summary of the net changes in after-tax accumulated other comprehensive income attributable to Berkshire Hathaway shareholders and significant amounts reclassified out of accumulated other comprehensive income for the nine months ending September 30, 2014 and 2013 follows (in millions).

	Unrealized appreciation of investments, net	Foreign currency translation	Prior service and actuarial gains/losses of defined benefit pension plans	Other	Accumulated other comprehensive income
Nine months ending September 30, 2014
Balance at December 31, 2013	$44,042	$(146)	$46	$83	$44,025

Other comprehensive income, net before reclassifications	2,942	(852)	(15)	(5)	2,070
Amounts reclassified from accumulated other comprehensive income	(1,971)	47	39	(24)	(1,909)

	971	(805)	24	(29)	161

Balance at September 30, 2014	$45,013	$(951)	$70	$54	$44,186

Amounts reclassified from other comprehensive income into net earnings during 2014 are included on the following line items:
Investment gains/losses:
Insurance and other	$(2,960)	$—	$—	$—	$(2,960)
Finance and financial products	(72)	—	—	—	(72)
Other	—	47	51	(39)	59

Reclassifications before income taxes	(3,032)	47	51	(39)	(2,973)
Applicable income taxes	(1,061)	—	12	(15)	(1,064)

	$(1,971)	$47	$39	$(24)	$(1,909)

Notes to Consolidated Financial Statements (Continued)

Note 18. Accumulated other comprehensive income (Continued)

	Unrealized appreciation of investments, net	Foreign currency translation	Prior service and actuarial gains/losses of defined benefit pension plans	Other	Accumulated other comprehensive income
Nine months ending September 30, 2013
Balance at December 31, 2012	$29,254	$(120)	$(1,601)	$(33)	$27,500

Other comprehensive income, net before reclassifications	8,252	(191)	(17)	49	8,093
Amounts reclassified from accumulated other comprehensive income	(738)	(31)	81	4	(684)
Transactions with noncontrolling interests	—	(12)	—	—	(12)

	7,514	(234)	64	53	7,397

Balance at September 30, 2013	$36,768	$(354)	$(1,537)	$20	$34,897

Amounts reclassified from other comprehensive income into net earnings during 2013 are included on the following line items:
Investment gains/losses:
Insurance and other	$(1,062)	$—	$—	$—	$(1,062)
Finance and financial products	(73)	—	—	—	(73)
Other	—	(31)	114	8	91

Reclassifications before income taxes	(1,135)	(31)	114	8	(1,044)
Applicable income taxes	(397)	—	33	4	(360)

	$(738)	$(31)	$81	$4	$(684)

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

Berkshire owns a 50% interest in a joint venture, Berkadia Commercial Mortgage LLC (“Berkadia”), with Leucadia National Corporation (“Leucadia”) having the other 50% interest. Berkadia is a servicer of commercial real estate loans in the U.S., performing primary, master and special servicing functions for U.S. government agency programs, commercial mortgage-backed securities transactions, banks, insurance companies and other financial institutions. A significant source of funding for Berkadia’s operations is through its issuance of commercial paper. Repayment of the commercial paper is supported by a $2.5 billion surety policy issued by a Berkshire insurance subsidiary. Leucadia has agreed to indemnify Berkshire for one-half of any losses incurred under the policy. As of September 30, 2014, Berkadia’s commercial paper outstanding was $2.47 billion.

On May 1, 2014, BHE entered into a Share Purchase Agreement to acquire 100% of AltaLink, L.P. (“AltaLink”), an indirect wholly-owned subsidiary of SNC-Lavalin Group Inc. for an estimated cash purchase price of C$3.2 billion (approximately $2.9 billion as of September 30, 2014). We currently expect the acquisition will be funded with a combination of cash and new BHE senior unsecured debt. AltaLink is a regulated transmission-only business, headquartered in Calgary, Alberta. The transaction is subject to customary closing conditions, including required approvals, and is expected to be completed in the fourth quarter of 2014.

Notes to Consolidated Financial Statements (Continued)

Note 19. Contingencies and Commitments (Continued)

On August 26, 2014, Burger King Worldwide Inc. (“Burger King”) and Tim Hortons Inc. (“Tim Hortons”) announced that they had entered into a definitive merger agreement. In connection with that agreement, Berkshire entered into a securities purchase agreement to acquire perpetual preferred shares having a stated value of $3 billion and a warrant to purchase common shares representing 1.75% of the outstanding common shares at the time of the aforementioned merger of a newly formed entity that will be the ultimate parent company of Burger King and Tim Hortons, for an aggregate purchase price of $3 billion. The warrant will be exercisable at one cent per share. Berkshire’s acquisition of these investments is contingent upon the closing of the merger of Burger King and Tim Hortons, which is expected to occur in the fourth quarter of 2014 or in early 2015.

On October 1, 2014, Berkshire and Van Tuyl Group entered into a definitive agreement pursuant to which Berkshire Hathaway will acquire a controlling interest in the Van Tuyl Group, the nation’s largest privately-owned auto dealership group and fifth largest among all U.S. auto dealership groups, as well as 100% of related insurance and certain real estate businesses. The auto dealership group consists of 78 dealers, with locations in 10 states. The transaction is expected to be completed in the first quarter of 2015 and is subject to obtaining approvals from the major auto manufacturers as well as certain customary closing conditions, including various regulatory approvals.

Note 20. Business segment data

Revenues by segment for the third quarter and first nine months of 2014 and 2013 were as follows (in millions).

	Third Quarter		First Nine Months
	2014	2013	2014	2013
Operating Businesses:
Insurance group:
Premiums earned:
GEICO	$5,203	$4,730	$15,168	$13,726
General Re	1,566	1,454	4,733	4,422
Berkshire Hathaway Reinsurance Group	4,809	2,219	8,414	6,918
Berkshire Hathaway Primary Group	1,139	867	3,141	2,396
Investment income	957	1,084	3,409	3,628

Total insurance group	13,674	10,354	34,865	31,090
BNSF	5,881	5,651	17,063	16,257
Berkshire Hathaway Energy Company	4,853	3,392	13,344	9,564
McLane Company	12,151	11,547	34,327	33,707
Manufacturing businesses	9,534	8,804	27,788	25,861
Other businesses	3,493	3,179	10,456	9,583
Finance and financial products	1,654	1,539	4,731	4,439

	51,240	44,466	142,574	130,501
Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	(118)	2,141	3,770	4,805
Eliminations and other	77	(66)	70	(205)

	$51,199	$46,541	$146,414	$135,101

Notes to Consolidated Financial Statements (Continued)

Note 20. Business segment data (Continued)

Earnings before income taxes by segment for the third quarter and first nine months of 2014 and 2013 were as follows (in millions).

	Third Quarter		First Nine Months
	2014	2013	2014	2013
Operating Businesses:
Insurance group:
Underwriting gain (loss):
GEICO	$264	$307	$1,010	$909
General Re	126	63	322	182
Berkshire Hathaway Reinsurance Group	443	(206)	617	1,159
Berkshire Hathaway Primary Group	143	99	379	228
Net investment income	950	1,078	3,394	3,609

Total insurance group	1,926	1,341	5,722	6,087
BNSF	1,654	1,556	4,295	4,242
Berkshire Hathaway Energy Company	1,051	586	2,248	1,574
McLane Company	120	126	361	372
Manufacturing businesses	1,337	1,202	3,774	3,301
Other businesses	355	317	1,095	999
Finance and financial products	453	403	1,247	1,054

	6,896	5,531	18,742	17,629
Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	(118)	2,141	3,770	4,805
Interest expense, excluding interest allocated to operating businesses	(79)	(80)	(233)	(226)
Eliminations and other	51	(214)	(15)	(644)

	$6,750	$7,378	$22,264	$21,564

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings attributable to Berkshire are disaggregated in the table that follows. Amounts are after deducting income taxes and exclude earnings attributable to noncontrolling interests. Amounts are in millions.

	Third Quarter		First Nine Months
	2014	2013	2014	2013
Insurance – underwriting	$629	$170	$1,501	$1,601
Insurance – investment income	811	861	2,662	2,804
Railroad	1,035	989	2,675	2,671
Utilities and energy	697	472	1,524	1,145
Manufacturing, service and retailing	1,224	1,062	3,421	2,902
Finance and financial products	297	260	815	682
Investment and derivative gains/losses	(107)	1,391	3,129	3,123
Other	31	(152)	(10)	(442)

Net earnings attributable to Berkshire	$4,617	$5,053	$15,717	$14,486

Our subsidiaries engage in a number of diverse business activities. Our operating businesses are managed on an unusually decentralized basis. There are essentially no centralized or integrated business functions (such as sales, marketing, purchasing, legal or human resources) and there is minimal involvement by our corporate headquarters in the day-to-day business activities of the operating businesses. Our senior corporate management team participates in and is directly responsible for significant capital allocation decisions, investment activities and the selection of the Chief Executive to head each of the operating businesses. It also is responsible for establishing and monitoring Berkshire’s corporate governance practices, including, but not limited to, communicating the appropriate “tone at the top” messages to its employees and associates, monitoring governance efforts, including those at the operating businesses, and participating in the resolution of governance-related issues as needed. The business segment data (Note 20 to the accompanying Consolidated Financial Statements) should be read in conjunction with this discussion.

After-tax earnings from insurance underwriting in the third quarter of 2014 increased $459 million, while after-tax earnings for the first nine months of 2014 declined $100 million compared to the same periods in 2013. In the first nine months of 2014, each of our insurance businesses produced after-tax underwriting gains. Our railroad business generated a 4.7% increase in after-tax earnings in the third quarter of 2014, while earnings for the first nine months were essentially unchanged compared to 2013. Railroad revenues and operating expenses were negatively impacted by adverse weather conditions and other service-related challenges during 2014. The increase in after-tax earnings of our utilities and energy businesses in 2014 was due to the acquisition of NV Energy in December 2013 and higher earnings from several of BHE’s other energy businesses. Earnings from our manufacturing, service and retailing businesses in the first nine months of 2014 increased 18% over 2013.

In the first nine months of 2014 and 2013, after-tax gains from investments were $2.71 billion and $1.76 billion, respectively. Investment gains in the first nine months of 2014 included after-tax gains of approximately $2.0 billion related to the exchanges of Phillips 66 (in the first quarter) and Graham Holdings Company (in the second quarter) common stocks for a specified subsidiary of each of those companies. Investment gains in 2014 were partially offset by a third quarter after-tax other-than-temporary impairment charge of $441 million related to our investment in Tesco PLC common stock. In the first nine months of 2013, we realized after-tax investment gains of approximately $1.35 billion associated with our investments in GS Warrants, GE Warrants and Wrigley subordinated notes. Our derivative contracts produced after-tax gains of $422 million in the first nine months of 2014 versus $1.36 billion in 2013. We believe that realized investment gains/losses, other-than-temporary impairment charges and derivative gains/losses are often meaningless in terms of understanding our reported results or evaluating our economic performance. These gains and losses have caused and will likely continue to cause significant volatility in our periodic earnings.

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

Our management views insurance businesses as possessing two distinct operations – underwriting and investing. Underwriting decisions are the responsibility of the unit managers, while investing decisions, with limited exceptions, are the responsibility of Berkshire’s Chairman and CEO, Warren E. Buffett. Accordingly, we evaluate the performance of underwriting operations without any allocation of investment income. Underwriting results represent insurance premiums earned less insurance losses, benefits and underwriting expenses incurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Underwriting (Continued)

The timing and amount of catastrophe losses can produce significant volatility in our periodic underwriting results, particularly with respect to BHRG and General Re. For the purposes of this discussion, we categorize catastrophe losses as significant if the pre-tax losses incurred from a single event (or series of related events) exceed $100 million on a consolidated basis. In the first nine months of 2014, there were no significant catastrophe events impacting our insurance operations. In the first nine months of 2013, we incurred pre-tax losses of approximately $425 million related to floods and a hailstorm in Europe.

Our periodic underwriting results may be affected significantly by changes in estimates for unpaid losses and loss adjustment expenses, including amounts established for occurrences in prior years. Periodic underwriting results may also include significant foreign currency transaction gains and losses arising from the changes in the valuations of certain non-U.S. Dollar denominated insurance liabilities as a result of foreign currency exchange rate fluctuations. Historically, currency exchange rates have been volatile and the resulting impact on our periodic underwriting earnings has been relatively significant. These gains and losses are included in underwriting expenses. BHRG’s third quarter underwriting results included pre-tax foreign currency exchange rate gains of $301 million in 2014 compared to losses of $256 million in 2013. BHRG’s underwriting results in the first nine months of 2014 included pre-tax gains from foreign currency exchange rate changes of $162 million compared to pre-tax losses of $5 million in 2013. BHRG’s results in 2013 also included a one-time pre-tax gain of $255 million arising from amendments to a life reinsurance contract.

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

A summary follows of underwriting results from our insurance businesses. Amounts are in millions.

	Third Quarter		First Nine Months
	2014	2013	2014	2013
Underwriting gain/loss attributable to:
GEICO	$264	$307	$1,010	$909
General Re	126	63	322	182
Berkshire Hathaway Reinsurance Group	443	(206)	617	1,159
Berkshire Hathaway Primary Group	143	99	379	228

Pre-tax underwriting gain	976	263	2,328	2,478
Income taxes and noncontrolling interests	347	93	827	877

Net underwriting gain	$629	$170	$1,501	$1,601

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

	Third Quarter				First Nine Months
	2014		2013		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%
Premiums earned	$5,203	100.0	$4,730	100.0	$15,168	100.0	$13,726	100.0

Losses and loss adjustment expenses	4,070	78.2	3,622	76.6	11,652	76.8	10,490	76.4
Underwriting expenses	869	16.7	801	16.9	2,506	16.5	2,327	17.0

Total losses and expenses	4,939	94.9	4,423	93.5	14,158	93.3	12,817	93.4

Pre-tax underwriting gain	$264		$307		$1,010		$909

Premiums written in the third quarter and first nine months of 2014 were $5.5 billion and $15.8 billion, respectively, representing increases of approximately 10.0% compared to the corresponding 2013 periods. Premiums earned in the third quarter and first nine months of 2014 increased $473 million (10.0%) and $1,442 million (10.5%), respectively, compared to premiums

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Underwriting (Continued)

GEICO (Continued)

earned in the same periods of 2013. The growth in premiums earned was attributable to an increase in voluntary auto policies-in-force of 6.7% during the past twelve months and increased average premium per policy. Voluntary auto new business sales increased about 1.4% in the first nine months of 2014 compared to the first nine months of 2013. Voluntary auto policies-in-force at September 30, 2014 were approximately 687,000 greater than at December 31, 2013.

Losses and loss adjustment expenses incurred in the third quarter and first nine months of 2014 increased $448 million (12.4%) and $1,162 million (11.1%), respectively, over the same periods of 2013. The ratio of losses and loss adjustment expenses incurred to premiums earned (the “loss ratio”) was 76.8% in the first nine months of 2014 compared to 76.4% in 2013. In the first nine months of 2014, claims frequencies for property damage and collision coverages increased in the four to five percent range reflecting more severe winter weather in the first quarter of 2014. Claims frequencies for bodily injury coverage increased about one percent, while frequencies for personal injury protection decreased three to four percent. Physical damage severities in 2014 increased one to two percent and bodily injury severities decreased in the three to four percent range from 2013. Overall, personal injury protection severities were relatively flat although we experienced relatively large, but offsetting, changes by jurisdiction.

Underwriting expenses in the third quarter and first nine months of 2014 increased $68 million (8.5%) and $179 million (7.7%) compared to the same periods in 2013. The increases reflected the increased policy acquisition costs to generate the growth in policies-in-force and increased other operating expenses.

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

	Premiums earned				Pre-tax underwriting gain (loss)
	Third Quarter		First Nine Months		Third Quarter		First Nine Months
	2014	2013	2014	2013	2014	2013	2014	2013
Property/casualty	$799	$743	$2,386	$2,236	$85	$4	$242	$66
Life/health	767	711	2,347	2,186	41	59	80	116

	$1,566	$1,454	$4,733	$4,422	$126	$63	$322	$182

Property/casualty

Property/casualty premiums earned in the third quarter and first nine months of 2014 increased $56 million (8%) and $150 million (7%), respectively, compared to 2013. Adjusting for the differences in foreign currency exchange rates, premiums earned in the first nine months of 2014 increased $123 million (6%). Although strong price competition in property and casualty persists in many property/casualty markets, volume increased in selected lines of our North American and international operations. Our underwriters continue to exercise discipline by declining business where prices are deemed inadequate and remain prepared to increase premium volume when appropriate prices are attained relative to the risks assumed.

Our property/casualty business produced pre-tax underwriting gains in the third quarter and first nine months of 2014 of $85 million and $242 million, respectively, compared to pre-tax underwriting gains of $4 million in the third quarter and $66 million in the first nine months of 2013. In the first nine months of 2014 and 2013, our property business generated pre-tax underwriting gains of $344 million and $23 million, respectively. Underwriting results in the 2014 period reflected no significant catastrophe events, while results in 2013 included catastrophe losses of $400 million from a hail storm in Europe in the third quarter and European floods in the second quarter. The timing and magnitude of catastrophe and large individual losses has produced and is expected to continue to produce significant volatility in periodic underwriting results. In the first nine months of both periods, property results also benefitted from reductions of estimated ultimate losses for prior years’ occurrences. The favorable development in each period was primarily attributable to lower than expected losses reported from ceding companies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Underwriting (Continued)

General Re (Continued)

In the first nine months of 2014, our casualty/workers’ compensation business produced a pre-tax underwriting loss of $102 million as compared to a pre-tax underwriting gain of $43 million in 2013. Underwriting results in 2014 included comparatively lower reductions of estimated ultimate losses of prior years’ business. These loss reserve reductions produced pre-tax underwriting gains of $177 million in the first nine months of 2014 compared to $296 million in 2013, and reflected lower than anticipated reported losses from ceding companies. In addition, we incurred pre-tax underwriting losses on business written in the current accident year in both 2014 and 2013 and incurred comparatively higher costs in 2014 associated with the implementation of an information processing system. Casualty losses tend to be long-tail and it should not be assumed that favorable loss experience in a given period means that the loss reserve estimates currently established will continue to develop favorably.

Life/health

Premiums earned in 2014 increased $56 million (8%) for the third quarter and $161 million (7%) in the first nine months as compared to 2013. Before the effects of changes in foreign currency exchange rates, premiums earned increased $171 million (8%) compared to the first nine months of 2013. The increases were primarily derived from life business in a number of non-U.S. markets. The life/health operations produced pre-tax underwriting gains of $80 million in the first nine months of 2014 compared to $116 million in the comparable 2013 period. In 2014, we incurred increased losses on disability business in Europe and Australia. Underwriting results in both years also reflected charges attributable to the periodic discount accretion on U.S. long-term care liabilities.

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

	Premiums earned				Pre-tax underwriting gain/loss
	Third Quarter		First Nine Months		Third Quarter		First Nine Months
	2014	2013	2014	2013	2014	2013	2014	2013
Catastrophe and individual risk	$177	$195	$530	$568	$149	$80	$480	$372
Multi-line property/casualty	845	939	2,579	3,367	398	(170)	556	666
Retroactive reinsurance	3,046	1	3,272	320	(109)	(74)	(270)	(226)
Life and annuity	741	1,084	2,033	2,663	5	(42)	(149)	347

	$4,809	$2,219	$8,414	$6,918	$443	$(206)	$617	$1,159

Premiums earned in the first nine months of 2014 from catastrophe and individual risk contracts were $530 million as compared to $568 million in the first nine months of 2013. We have constrained the volume of this business in recent years due to rates that are, in our view, inadequate. However, we have the capacity and desire to write substantially more business when appropriate pricing can be obtained. There were no losses from significant catastrophe events during the first nine months of 2014. Underwriting results for the first nine months of 2013 included an estimated loss of $26 million from floods in Europe. The timing and magnitude of losses can produce extraordinary volatility in the periodic underwriting results.

Multi-line property and casualty premiums earned in the third quarter were $845 million and $2,579 million for the first nine months of 2014, reflecting declines of $94 million (10%) and $788 million (23%) versus 2013. Premiums earned in 2014 with respect to the Swiss Re quota-share contract (which expired at the end of 2012 and is now in run-off) declined $1,120 million from premiums earned in the first nine months of 2013. This decline was partially offset by increased premiums earned from property quota-share contracts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Insurance—Underwriting (Continued)

Berkshire Hathaway Reinsurance Group (Continued)

The multi-line property and casualty business generated pre-tax underwriting gains of $398 million in the third quarter and $556 million in the first nine months of 2014 compared to pre-tax underwriting losses of $170 million in the third quarter and pre-tax underwriting gains of $666 million in the first nine months of 2013. Periodic underwriting results can be significantly impacted by foreign currency transaction gains or losses associated with certain reinsurance liabilities of U.S.-based subsidiaries (primarily arising under retroactive reinsurance contracts), which are denominated in foreign currencies. Underwriting results included foreign currency exchange rate gains of $227 million in the third quarter and $128 million in the first nine months of 2014. In 2013, underwriting results included foreign currency exchange rate losses of $186 million in the third quarter and gains of $31 million in the first nine months. In the first nine months of 2014, the Swiss Re quota-share contract produced a pre-tax underwriting gain of $184 million compared to a gain of $336 million in 2013, which were primarily attributable to reductions in estimates of ultimate liabilities for prior years’ losses. There were no significant catastrophe loss events affecting multi-line contracts in the first nine months of 2014 and 2013.

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

On July 17, 2014, National Indemnity Company (“NICO”), the lead insurance entity of BHRG, entered into a retroactive reinsurance agreement with Liberty Mutual Insurance Company (“LMIC”). The agreement provides that NICO reinsure substantially all of LMIC’s unpaid losses and allocated loss adjustment expense liabilities related to (a) asbestos and environmental claims from policies incepting prior to 2005 and (b) workers compensation claims occurrences arising prior to January 1, 2014, in excess of an aggregate retention of approximately $12.5 billion and subject to an aggregate limit of $6.5 billion. The premiums earned during the third quarter and the consideration paid to NICO with respect to this contract was approximately $3.0 billion.

The underwriting losses from retroactive policies for the first nine months of 2014 and 2013 were primarily attributable to deferred charge amortization. Gross unpaid losses from retroactive reinsurance contracts were approximately $23.7 billion as of September 30, 2014 and $17.7 billion at December 31, 2013. Unamortized deferred charges related to BHRG’s retroactive reinsurance contracts were approximately $7.4 billion at September 30, 2014 and $4.25 billion at December 31, 2013. The increases in unpaid losses and unamortized deferred charges during 2014 were primarily related to the LMIC contract.

Life and annuity premiums earned in the third quarter and first nine months of 2014 declined $343 million (32%) and $630 million (24%), respectively, compared to premiums earned in the corresponding periods of 2013. On a year-to-date basis, the decline was attributable to a decrease in premiums earned from annuity contracts ($268 million or 23%) and also from two unusually large transactions in the first quarter of 2013 related to a new variable annuity guarantee contract and amendments to an existing life reinsurance contract that together produced net earned premiums of approximately $400 million.

The life and annuity business produced pre-tax underwriting gains of $5 million in the third quarter and pre-tax losses of $149 million for the first nine months of 2014. Before foreign currency exchange rate gains and losses, this business generated pre-tax losses of $69 million in the third quarter and $183 million in the first nine months. Underwriting losses in 2014 primarily derived from annuity contracts, which included the recurring impact of the accretion of discounted annuity liabilities and adjustments for mortality experience. At September 30, 2014 and December 31, 2013, aggregate annuity liabilities were approximately $6.8 billion and $5.7 billion, respectively.

In 2013, life and annuity contracts produced pre-tax losses of $42 million in the third quarter and pre-tax gains of $347 million in the first nine months. Before foreign currency exchange rate gains and losses, this business produced pre-tax gains of $28 million in the third quarter and $383 million in the first nine months. In 2013, underwriting results included a one-time pre-tax gain of $255 million related to the aforementioned amendments to a life reinsurance contract. In addition, variable annuity guarantee contracts produced pre-tax gains of $58 million in the third quarter and $168 million in the first nine months of 2013. Periodic results from these contracts can be volatile reflecting changes in returns in investment markets, which impact the underlying insured exposures.

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

Premiums earned in the first nine months of 2014 and 2013 aggregated $3.1 billion and $2.4 billion, respectively, representing an increase of $745 million (31%) over 2013. Premium increases were generated by each of our primary insurance businesses. For the first nine months, the BH Primary insurers produced pre-tax underwriting gains of $379 million in 2014 and $228 million in 2013. The gains reflected a generally favorable claim environment. Loss ratios for the group as a whole were 61% for the first nine months of 2014 and 62% in the comparable 2013 period.

Insurance—Investment Income

A summary of net investment income of our insurance operations follows. Amounts are in millions.

	Third Quarter		First Nine Months
	2014	2013	2014	2013
Investment income before income taxes and noncontrolling interests	$950	$1,078	$3,394	$3,609
Income taxes and noncontrolling interests	139	217	732	805

Net investment income	$811	$861	$2,662	$2,804

Investment income consists of interest and dividends earned on investments held by our insurance businesses. Pre-tax investment income in the third quarter and first nine months of 2014 was $950 million and $3,394 million, respectively, representing declines of $128 million (12%) and $215 million (6%) from the same periods in 2013. The declines were attributable to lower interest earned from fixed maturity securities and cash and cash equivalents, partially offset by increases in dividends earned from equity securities. The reduction in interest income reflected the impact of the maturities and dispositions in 2013 and 2014 of a number of fixed maturity securities with relatively high yields, including $4.4 billion par amount of Wrigley 11.45% subordinated notes. Our insurance businesses continue to hold significant cash and cash equivalent balances (approximately $43 billion as of September 30, 2014) earning very low yields. We believe that maintaining ample liquidity is paramount and we insist on safety over yield with respect to cash and cash equivalents. The increase in dividends earned reflected higher dividend rates for certain of our larger equity holdings as well as increased overall investments in equity securities. In 2014 and 2013, dividends earned from our equity securities in the second quarter were greater than in the first or third quarters of each year reflecting the annual dividend practices of certain foreign equity issuers.

Invested assets derive from shareholder capital and reinvested earnings, as well as net liabilities under insurance contracts, or “float.” The major components of float are unpaid losses, life, annuity and health benefit liabilities, unearned premiums and other liabilities to policyholders less premiums and reinsurance receivables, deferred charges assumed under retroactive reinsurance contracts and deferred policy acquisition costs. Float approximated $83 billion at September 30, 2014 and $77 billion at December 31, 2013. In the first nine months of 2014, the cost of float, as represented by the ratio of net underwriting gain or loss to average float, was negative as our insurance group generated a net underwriting gain.

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

	September 30, 2014	December 31, 2013
Cash and cash equivalents	$42,994	$32,572
Equity securities	115,826	114,832
Fixed maturity securities	27,333	27,059
Other	13,058	12,334

	$199,211	$186,797

Fixed maturity securities as of September 30, 2014 were as follows. Amounts are in millions.

	Amortized cost	Unrealized gains/losses	Carrying value
U.S. Treasury, U.S. government corporations and agencies	$2,831	$8	$2,839
States, municipalities and political subdivisions	1,923	102	2,025
Foreign governments	10,752	191	10,943
Corporate bonds, investment grade	5,703	479	6,182
Corporate bonds, non-investment grade	2,995	753	3,748
Mortgage-backed securities	1,419	177	1,596

	$25,623	$1,710	$27,333

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

Railroad (“BNSF”)

Burlington Northern Santa Fe Corporation (“BNSF”) operates one of the largest railroad systems in North America with approximately 32,500 route miles of track in 28 states and three Canadian provinces. BNSF’s major business groups are classified by product/commodity shipped and include consumer products, coal, industrial products and agricultural products. Earnings of BNSF are summarized below (in millions).

	Third Quarter		First Nine Months
	2014	2013	2014	2013
Revenues	$5,881	$5,651	$17,063	$16,257

Operating expenses:
Compensation and benefits	1,243	1,197	3,695	3,464
Fuel	1,123	1,145	3,438	3,343
Purchased services	637	618	1,924	1,852
Depreciation and amortization	531	493	1,569	1,465
Equipment rents, materials and other	482	461	1,529	1,355

Total operating expenses	4,016	3,914	12,155	11,479
Interest expense	211	181	613	536

	4,227	4,095	12,768	12,015

Pre-tax earnings	1,654	1,556	4,295	4,242
Income taxes	619	567	1,620	1,571

Net earnings	$1,035	$989	$2,675	$2,671

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Railroad (“BNSF”) (Continued)

Consolidated revenues during the third quarter and first nine months of 2014 were approximately $5.9 billion and $17.1 billion, respectively, representing increases of $230 million (4%) and $806 million (5%), respectively, over 2013. The overall year-to-date increase in revenues reflected a 2% increase in cars/units handled and a 3% increase in average revenue per car/unit. BNSF’s operations were negatively affected by severe winter weather conditions during the first quarter of 2014, particularly in the Northern U.S. service territory as well as from various other service issues throughout 2014. These disruptions led to higher traffic congestion, which resulted in slower average speeds on our system over the first nine months of the year. Although our volumes increased slightly, our service levels continue to be well below our internal standards, as well as those expected by our customers. As a result, we continue to experience operating inefficiencies and in certain areas, loss of market share. We are working diligently to address these service issues as quickly as possible without compromising safety. We believe expanded capital investments and new employee hiring in 2014 will increase capacity and help us to improve and maintain service levels in the future.

Revenues from consumer products during the third quarter and first nine months of 2014 were $1.8 billion and $5.2 billion, respectively. For the third quarter, revenues in 2014 were relatively unchanged from 2013 and for the first nine months, increased $69 million compared to 2013. In 2014, unit volume and average revenues per car were relatively flat versus 2013. In the third quarter and first nine months of 2014, revenues from industrial products increased 13% to $1.7 billion and 8% to $4.6 billion, respectively, primarily reflecting increases in overall unit volume, and to a lesser extent, changes in rates and product mix. Revenues from agricultural products in the third quarter of 2014 increased 16% to approximately $1.0 billion and for the first nine months increased 15% to approximately $2.9 billion. These increases were primarily attributable to increased rates and product mix. In 2013, agriculture products volume was negatively affected by the drought conditions in 2012. In 2014, coal revenues declined 8% to $1.2 billion during the third quarter, and 1% to $3.7 billion for the first nine months. The declines reflected relatively flat year-to-date unit volume and slightly lower rates.

Operating expenses in 2014 were $4.0 billion for the third quarter and $12.2 billion for the first nine months, representing increases of $102 million (3%) and $676 million (6%), respectively, over 2013. Compensation and benefits expenses increased $46 million (4%) and $231 million (7%) in the third quarter and first nine months of 2014, respectively, over 2013 primarily due to increased employment levels, and to a lesser extent, wage inflation and higher overtime. Fuel expenses declined slightly in the third quarter of 2014 and increased $95 million (3%) in the first nine months compared to 2013. For the first nine months of 2014, the impact from higher volumes and lower efficiency was somewhat offset by lower average fuel prices. In 2014, depreciation and amortization expense increased $38 million (8%) in the third quarter and $104 million (7%) in the first nine months as a result of additional assets in service. In 2014, equipment rents, materials and other expenses increased $174 million (13%) in the first nine months compared to 2013 as a result of higher crew transportation and other travel costs, and increased costs of utilities and locomotive materials.

Interest expense in the third quarter and first nine months of 2014 increased $30 million (17%) and $77 million (14%), respectively, compared to interest expense in the corresponding 2013 periods. The increases reflected higher average debt outstanding in 2014.

Utilities and Energy (“Berkshire Hathaway Energy Company”)

We hold an 89.8% ownership interest in Berkshire Hathaway Energy Company (“BHE”), which operates an international energy business. BHE’s domestic regulated utility interests are currently comprised of PacifiCorp, MidAmerican Energy Company (“MEC”) and NV Energy, which was acquired on December 19, 2013. BHE also owns two domestic regulated interstate natural gas pipeline companies. In Great Britain, BHE subsidiaries operate two regulated electricity distribution businesses referred to as Northern Powergrid. The rates that our regulated businesses charge customers for energy and services are based in large part on the costs of business operations, including a return on capital, and are subject to regulatory approval. To the extent these operations are not allowed to include such costs in the approved rates, operating results will be adversely affected. In addition, BHE also operates a diversified portfolio of independent power projects and the second-largest residential real estate brokerage firm and franchise network in the United States.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Utilities and Energy (“Berkshire Hathaway Energy Company”) (Continued)

Revenues and earnings of BHE are summarized below. Amounts are in millions.

	Third Quarter				First Nine Months
	Revenues		Earnings		Revenues		Earnings
	2014	2013	2014	2013	2014	2013	2014	2013
PacifiCorp	$1,449	$1,413	$340	$317	$4,017	$3,893	$832	$782
MidAmerican Energy Company	879	837	130	97	2,912	2,535	273	186
NV Energy	1,128	—	337	—	2,579	—	501	—
Natural gas pipelines	193	197	44	54	811	701	272	265
Northern Powergrid	307	243	121	76	948	797	406	320
Real estate brokerage and other	897	702	182	114	2,077	1,638	279	233

	$4,853	$3,392			$13,344	$9,564

Earnings before corporate interest and income taxes (“EBIT”)			1,154	658			2,563	1,786
Corporate interest			103	72			315	212
Income taxes and noncontrolling interests			354	114			724	429

Net earnings attributable to Berkshire			$697	$472			$1,524	$1,145

PacifiCorp’s revenues in the third quarter and first nine months of 2014 increased $36 million (2.5%) and $124 million (3%), respectively, compared to revenues in the same periods of 2013. For the first nine months of 2014, revenues increased primarily due to higher rates. PacifiCorp’s EBIT in the third quarter and first nine months of 2014 were $340 million and $832 million, respectively, increases of $23 million (7%) and $50 million (6%), respectively, over earnings in the comparable 2013 periods. The increase in EBIT for the first nine months of 2014 reflected the impact of the increase in operating revenues and the recognition of estimated insurance recoveries on fire losses, partially offset by increased energy costs and higher depreciation expense. The increase in depreciation expense reflected the impact of a new generation facility placed in service and changes in depreciation rates.

MEC’s revenues in the third quarter and first nine months of 2014 increased $42 million (5%) and $377 million (15%), respectively, compared to 2013. In the first nine months of 2014, MEC’s revenues from regulated natural gas increased $191 million compared to 2013. The increase in regulated natural gas revenues was driven by higher per-unit natural gas costs, which are recovered from customers via adjustment clauses, and higher volumes attributable to colder weather in the first quarter of 2014. In the first nine months of 2014, regulated electricity revenues and revenues from nonregulated markets increased $77 million and $93 million, respectively, compared to the first nine months of 2013. The increase in regulated electricity revenues was primarily due to increased retail rates. The increase in nonregulated revenues was due to higher natural gas prices and higher electricity prices and volumes, partly offset by lower natural gas volumes. MEC’s EBIT in 2014 increased $33 million (34%) in the third quarter and $87 million (47%) in the first nine months of 2014 compared to 2013. The increases in EBIT were primarily due to increased earnings from the regulated electricity business, reflecting the impact of higher revenues and lower depreciation and amortization expense due to the impact of depreciation rate changes, partially offset by increased energy and operating costs.

NV Energy was acquired December 19, 2013, and its results are included in our consolidated results beginning as of that date. NV Energy’s revenues in the third quarter and first nine months of 2014 were $1,128 million and $2,579 million, respectively, and EBIT in the corresponding periods were $337 million and $501 million, respectively. For comparative purposes, for the third quarter and first nine months of 2013, NV Energy’s reported operating revenues were $1,013 million and $2,329 million, respectively, and EBIT were $289 million and $420 million, respectively. NV Energy’s revenues and EBIT are normally higher in the second and third quarters due to higher electricity consumption in its service territories.

Natural gas pipeline revenues in the third quarter of 2014 declined $4 million (2%) and for the first nine months increased $110 million (16%) compared to 2013. The increase for the first nine months reflected comparatively higher revenues from increased natural gas rates and volumes as a result of significantly colder weather conditions in the first quarter of 2014 in Northern Natural Gas Company’s service territory and system rebalancing activities over the first half of 2014. EBIT in the third quarter of 2014 declined $10 million (19%) as a result of the decline in revenue and higher operating costs. For the first nine months of 2014, EBIT increased $7 million (3%) compared to 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Utilities and Energy (“Berkshire Hathaway Energy Company”) (Continued)

Northern Powergrid’s revenues increased $64 million (26%) in the third quarter and $151 million (19%) in the first nine months of 2014, compared to the same periods of 2013. EBIT in 2014 increased $45 million (59%) in the third quarter and $86 million (27%) in the first nine months compared to the same periods of 2013. The increases in revenues and EBIT were due mainly to increased distribution revenues due to increased rates and favorable regulatory provisions and the impact of foreign currency exchange rate effects from a weaker U.S. Dollar in 2014.

In the third quarter and first nine months of 2014, revenues of the real estate brokerage and other businesses increased $195 million (28%) and $439 million (27%), respectively, over 2013. The increases in revenues reflected a 21% increase in year-to-date brokerage revenues primarily attributable to business acquisitions, as well as an 86% increase in year-to-date operating revenues from renewable energy projects, primarily due to increased assets in service. EBIT of the real estate brokerage and other businesses in the third quarter and first nine months of 2014 increased $68 million (60%) and $46 million (20%), respectively, compared to the same periods in 2013. The increases in EBIT were primarily attributable to increases from renewable energy activities.

Corporate interest includes interest on the unsecured debt issued by BHE. In 2014 periods, corporate interest expense increased due to new borrowings in connection with the NV Energy acquisition, including borrowings from certain Berkshire insurance subsidiaries.

For the first nine months, BHE’s effective income tax rate was 24% in 2014 and 17% in 2013. In each year, BHE’s utility subsidiaries income tax rates reflect significant production tax credits from wind-powered electricity generation in the United States. In addition, pre-tax earnings of Northern Powergrid are taxed at a lower statutory tax rate in the United Kingdom compared to the statutory tax rate in the United States. BHE’s effective rate was reduced in 2013 due to a reduction of deferred income tax liabilities as a result of enacted statutory income tax rate decreases in the United Kingdom.

Manufacturing, Service and Retailing

A summary of revenues and earnings of our manufacturing, service and retailing businesses follows. Amounts are in millions.

	Third Quarter				First Nine Months
	Revenues		Earnings		Revenues		Earnings
	2014	2013	2014	2013	2014	2013	2014	2013
McLane Company	$12,151	$11,547	$120	$126	$34,327	$33,707	$361	$372
Manufacturing	9,534	8,804	1,337	1,202	27,788	25,861	3,774	3,301
Service	2,501	2,235	305	269	7,422	6,649	910	802
Retailing	992	944	50	48	3,034	2,934	185	197

	$25,178	$23,530			$72,571	$69,151

Pre-tax earnings			1,812	1,645			5,230	4,672
Income taxes and noncontrolling interests			588	583			1,809	1,770

			$1,224	$1,062			$3,421	$2,902

McLane Company

McLane operates a wholesale distribution business that provides grocery and non-food products to retailers, convenience stores and restaurants. Through its subsidiaries, McLane also operates as a wholesale distributor of distilled spirits, wine and beer. McLane’s grocery and foodservice businesses are marked by high sales volume and very low profit margins and have several significant customers, including Wal-Mart, 7-Eleven and Yum! Brands. A curtailment of purchasing any of its significant customers could have a material adverse impact on McLane’s periodic revenues and earnings.

Revenues in the third quarter and first nine months of 2014 increased $604 million (5%) and $620 million (2%), respectively, compared to the third quarter and first nine months of 2013. In 2014, revenue increases were primarily attributable to foodservice operations. Pre-tax earnings for the third quarter and first nine months of 2014 declined $6 million (5%) and $11 million (3%), respectively, from 2013. Earnings in the first nine months of 2013 included a pre-tax gain of $24 million from the sale of a logistics business in the second quarter. Before the impact of this gain, McLane’s earnings for the first nine months of 2014 increased 4% over the corresponding prior year period. The increase in year-to-date earnings reflected higher earnings from the grocery business, partially offset by lower earnings from the foodservice businesses. In 2014, our foodservice operations experienced higher per unit processing costs and higher other operating costs which more than offset the increases in foodservice revenues.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Manufacturing, Service and Retailing (Continued)

Manufacturing

This group includes a variety of businesses that manufacture industrial and end-user products and include: Lubrizol Corporation (“Lubrizol”), a specialty chemical manufacturer; IMC International Metalworking Companies (“Iscar”), an industry leader in the metal cutting tools business with operations worldwide; Forest River, a leading manufacturer of leisure vehicles; and CTB, a manufacturer of equipment and systems for the livestock and agricultural industries. Also included are the diversified manufacturing operations of Marmon, which were previously presented separately, together with its transportation equipment manufacturing, repair and leasing operations. In this report, Marmon’s transportation equipment manufacturing, repair and leasing businesses are included in our finance and financial products group. Our manufacturing businesses also include several building products businesses (Acme Building Brands, Benjamin Moore, Johns Manville, Shaw and MiTek) and six apparel businesses (led by Fruit of the Loom which includes Russell athletic apparel and Vanity Fair Brands women’s intimate apparel).

Revenues and pre-tax earnings of our manufacturing businesses are summarized as follows (in millions).

	Third Quarter				First Nine Months
	Revenues		Pre-tax earnings		Revenues		Pre-tax earnings
	2014	2013	2014	2013	2014	2013	2014	2013
Industrial and end-user products	$5,586	$5,032	$883	$802	$16,855	$15,373	$2,669	$2,363
Building products	2,761	2,610	297	281	7,645	7,269	736	679
Apparel	1,187	1,162	157	119	3,288	3,219	369	259

	$9,534	$8,804	$1,337	$1,202	$27,788	$25,861	$3,774	$3,301

Aggregate revenues of our manufacturers in 2014 increased $730 million (8%) for the third quarter and $1.9 billion (7%) for the first nine months, compared to revenues in the corresponding 2013 periods. Pre-tax earnings in 2014 of this group of businesses were approximately $1.3 billion in the third quarter and $3.8 billion in the first nine months, representing increases of $135 million (11%) and $473 million (14%), respectively, versus 2013.

Revenues in 2014 from our industrial and end-user products manufacturers increased $554 million (11%) in the third quarter and $1.5 billion (10%) in the first nine months as compared to 2013. Pre-tax earnings from these businesses increased $81 million (10%) in the third quarter and $306 million (13%) in the first nine months of 2014 over pre-tax earnings in the comparable 2013 periods. Lubrizol’s revenues in the third quarter and first nine months of 2014 increased 9% to $1.8 billion and 10% to $5.3 billion, respectively, while pre-tax earnings in the third quarter and first nine months of 2014 increased 7% and 8%, respectively, compared to 2013. The increases were primarily due to the impact of bolt-on acquisitions in 2013 and 2014 (including LSPI). Forest River’s revenues for the third quarter and first nine months of 2014 increased 11% to $854 million and 12% to $2.8 billion, respectively, compared to 2013. Forest River’s pre-tax earnings for the third quarter of 2014 declined slightly compared to 2013 as manufacturing labor and overhead cost increases more than offset the impact of increased sales. For the first nine months of 2014, Forest River’s pre-tax earnings increased 24% over 2013. The year-to-date increase was primarily due to increased unit sales and comparatively lower material costs. In the third quarter and first nine months of 2014, Iscar’s pre-tax earnings increased 12% and 18%, respectively, over 2013 which reflected the impact of a 6% year-to-date increase in sales volume, as well as increases in gross margin rates.

Marmon’s manufacturing revenues were $1.5 billion and $4.5 billion, in the third quarter and first nine months of 2014, respectively, representing increases of $253 million (20%) and $565 million (14%), respectively, compared to the same periods in 2013. The revenue increases in the third quarter and first nine months of 2014 were primarily due to the beverage dispensing and merchandising businesses acquired from IMI plc at the beginning of 2014. Excluding the acquisition impact, revenues in the third quarter and first nine months of 2014 were higher due to strong commercial trailer demand, growth in the China and United States residential water treatment markets, and increased volume in specialty and utility cable products, partially offset by lower copper prices and the strategic decision to exit the lower margin segment of the building wire and copper tubing businesses. Marmon’s manufacturing pre-tax earnings were $188 million and $544 million in the third quarter and first nine months of 2014, respectively, which represented increases of $31 million (20%) and $81 million (17%), respectively, over the comparable periods in 2013. Pre-tax earnings in the first nine months of 2014 as a percentage of sales were 12%, a slight increase relative to the prior year. The earnings increases primarily reflected the favorable impact of the acquisition of IMI plc beverage dispensing and merchandising businesses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Manufacturing, Service and Retailing (Continued)

Manufacturing (Continued)

Revenues in the third quarter and first nine months of 2014 from our building products businesses were approximately $2.8 billion and $7.6 billion, respectively, increases of 6% and 5%, respectively, over 2013. The increase for the first nine months was primarily due to increases at Johns Manville and MiTek, which were primarily due to higher sales volume, as well as the impact of certain MiTek business acquisitions in 2013 and 2014. Revenues of Shaw declined in 2014 reflecting the impact of the closure of its rugs division in early 2014. Pre-tax earnings of the building products businesses in 2014 increased 6% in the third quarter and 8% in the first nine months compared to 2013. Each of our building products businesses generated increased earnings in 2014 over 2013, with the exception of Shaw, where earnings declined, primarily due to lower gross sales margins from comparatively higher manufacturing costs.

Apparel revenues in the third quarter and first nine months of 2014 were $1.2 billion and $3.3 billion, respectively, increases of 2% compared to each of the prior year periods. Pre-tax earnings increased $38 million (32%) and $110 million (42%), respectively, over 2013. Earnings for the first nine months of 2014 benefitted from comparatively lower manufacturing and pension costs.

Service

Our service businesses include NetJets, the world’s leading provider of fractional ownership programs for general aviation aircraft and FlightSafety, a provider of high technology training to operators of aircraft. Among the other businesses included in this group are: TTI, a leading electronic components distributor; Business Wire, a leading distributor of corporate news, multimedia and regulatory filings; Dairy Queen, which licenses and services a system of over 6,400 stores that offer prepared dairy treats and food; Buffalo News and the BH Media Group (“BH Media”), which includes the Omaha World-Herald, as well as 29 other daily newspapers and numerous other publications; and businesses that provide management and other services to insurance companies.

Revenues of our service businesses in the third quarter and first nine months of 2014 were approximately $2.5 billion and $7.4 billion, respectively, representing increases of $266 million (12%) and $773 million (12%), respectively, compared to 2013. In the first nine months of 2014, revenue increases were generated by NetJets ($243 million or 8%) and TTI ($354 million), as well as by FlightSafety and BH Media. The revenue increase at NetJets reflected increased flight services revenues, which was attributable to increased flight hours, as well as increased fractional aircraft sales. TTI’s revenue increase was driven by higher unit volume and, to a lesser extent, by bolt-on acquisitions. FlightSafety’s revenue increase in 2014 was primarily due to increased simulator training hours, while BH Media’s revenue increase was attributable to bolt-on business acquisitions.

Pre-tax earnings of our service businesses in the third quarter and first nine months of 2014 were $305 million and $910 million, respectively, representing increases of $36 million (13%) and $108 million (13%), respectively, versus 2013. The increases in year-to-date earnings were generated by BH Media, FlightSafety, NetJets and TTI. The increases in earnings of FlightSafety, BH Media and TTI were primarily due to the aforementioned increases in revenues. NetJets’ earnings in the third quarter and first nine months of 2014 reflected increased revenues and comparatively lower aircraft impairment charges and financing expenses, which were partially offset by higher depreciation expense, maintenance costs and subcontracted flight expenses.

Retailing

Our retailing operations consist of four home furnishings businesses (Nebraska Furniture Mart, R.C. Willey, Star Furniture and Jordan’s), three jewelry businesses (Borsheims, Helzberg and Ben Bridge), See’s Candies, Pampered Chef, a direct seller of high quality kitchen tools and Oriental Trading Company (“OTC”), a direct retailer of party supplies, school supplies and toys and novelties. Revenues in the third quarter and first nine months of 2014 from the retailing businesses increased $48 million (5%) and $100 million (3%), respectively, compared to 2013. Pre-tax earnings in the third quarter of 2014 were relatively unchanged from 2013 and for the first nine months declined $12 million (6%) compared to the same period in 2013.

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

	Third Quarter		First Nine Months
	2014	2013	2014	2013
Manufactured housing and finance	$144	$119	$403	$293
Transportation equipment manufacturing, repair and leasing	225	182	605	509
Other	84	102	239	252

Pre-tax earnings	453	403	1,247	1,054
Income taxes and noncontrolling interests	156	143	432	372

	$297	$260	$815	$682

Clayton Homes’ earnings in the third quarter and first nine months of 2014 increased $25 million (21%) and $110 million (38%), respectively, compared to 2013. In the 2014 periods, earnings continued to benefit from lower loan loss provisions on installment loan portfolios, lower interest expense on borrowings, and improved manufacturing results. The declines in loan loss provisions reflected declining delinquencies and foreclosures, while the declines in interest expense were primarily due to lower rates. Clayton Homes’ manufactured housing business continues to operate at a competitive disadvantage compared to traditional single family housing markets, which receive significant interest rate subsidies from the U.S. government through government agency insured mortgages. For the most part, these subsidies are not available to factory built homes. Nevertheless, Clayton Homes remains the largest manufactured housing business in the United States and we believe that it will continue to operate profitably, even under the prevailing conditions.

Earnings in the third quarter and first nine months of 2014 from our transportation equipment manufacturing, repair and leasing businesses were $225 million and $605 million, respectively, representing increases of $43 million (24%) and $96 million (19%), respectively, over the same periods in 2013. The increase in year-to-date earnings reflected a 10% increase in aggregate lease revenues, primarily resulting from growth in the fleet of tank cars in North America, an increase in over-the-road and storage units on lease, and higher lease rates for railcars. A significant portion of the costs of these businesses are fixed, so changes in revenues can have a disproportionate effect on earnings.

Earnings from our other finance activities include CORT’s furniture leasing business, interest and dividends from a portfolio of investments and our share of the earnings of a commercial mortgage servicing business in which we own a 50% joint venture interest. In addition, other earnings include income from interest rate spreads charged to Clayton Homes on borrowings by a Berkshire financing subsidiary that are used to fund loans to Clayton Homes and guaranty fees charged to NetJets. Corresponding expenses are included in Clayton Homes’ and NetJets’ results. Guaranty fees and interest spreads charged to NetJets and Clayton Homes in the aggregate for the first nine months of 2014 and 2013 were $53 million and $71 million, respectively.

Investment and Derivative Gains/Losses

A summary of investment and derivative gains and losses and other-than-temporary impairments on investments follows. Amounts are in millions.

	Third Quarter		First Nine Months
	2014	2013	2014	2013
Investment gains/losses	$302	$1,857	$3,818	$2,939
Other-than-temporary impairments	(678)	(143)	(697)	(228)
Derivative gains/losses	258	427	649	2,094

Gains/losses before income taxes and noncontrolling interests	(118)	2,141	3,770	4,805
Income taxes and noncontrolling interests	(11)	750	641	1,682

Net gains/losses	$(107)	$1,391	$3,129	$3,123

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

Pre-tax investment gains in the third quarter and first nine months of 2014 were $302 million and $3.8 billion, respectively. Investment gains in the first nine months of 2014 included non-cash, pre-tax holding gains of approximately $2.1 billion realized in connection with the exchanges of common stock of Phillips 66 and Graham Holdings Company for 100% of the common stock of a specified subsidiary of each of those companies. Each exchange transaction was structured as a tax-free reorganization under the Internal Revenue Code. As a result, no income taxes were provided on the excess of the fair value of the businesses received over the tax-basis cost of the common stock of Phillips 66 and Graham Holdings Company exchanged.

Pre-tax investment gains in the third quarter ($1.9 billion) and first nine months ($2.9 billion) of 2013 included approximately $1.4 billion and $2.1 billion, respectively, related to the increases in the values of our investments in General Electric and Goldman Sachs common stock warrants and the disposition of Wrigley subordinated notes. Beginning in 2013, the General Electric and Goldman Sachs common stock warrants were carried at fair value with the unrealized gains or losses included in earnings. In October 2013, the warrants were exercised on a cashless basis in exchange for shares of General Electric and Goldman Sachs common stock with an aggregate value of approximately $2.4 billion.

Other-than-temporary impairment (“OTTI”) charges in the third quarter of 2014 were $678 million and related to our investments in equity securities of Tesco PLC. OTTI charges in 2013 related to investments in Texas Competitive Electric Holdings bonds. We have recorded OTTI charges in earnings in the past with respect to equity and fixed maturity securities and may continue holding certain of those securities. In instances where the market values of such investments have subsequently increased, the increases are not reflected in earnings but are instead included in shareholders’ equity as a component of accumulated other comprehensive income. When recorded, OTTI charges usually have no impact whatsoever on the asset values otherwise recorded in our Consolidated Balance Sheets or on our consolidated shareholders’ equity because our investments in most instances are carried at fair value on a recurring basis. In addition, the recognition of such losses in earnings does not necessarily indicate that sales are imminent or planned. It also does not necessarily indicate that the loss in value of the security is permanent or that the market price of the security will not subsequently increase to and ultimately exceed original cost.

As of September 30, 2014, consolidated gross unrealized losses on our investments in equity and fixed maturity securities determined on an individual purchase lot basis were relatively insignificant. We concluded that as of that date, such losses were temporary. We consider several factors in determining whether or not impairments are deemed to be other than temporary, including the current and expected long-term business prospects and if applicable, the creditworthiness of the issuer, our ability and intent to hold the investment until the price recovers and the length of time and relative magnitude of the price decline.

Derivative gains/losses primarily represent the changes in fair value of our credit default and equity index put option contracts. Periodic changes in the fair values of these contracts are reflected in earnings and can be significant, reflecting the volatility of underlying credit and equity markets.

In the third quarter and first nine months of 2014, derivative contracts produced pre-tax gains of $258 million and $649 million, respectively. Our credit default contract exposures currently relate to municipality/state issuers and changes in the fair value of this contract during 2014 produced pre-tax gains of $35 million in the third quarter and $492 million for the first nine months. These gains were attributable to lower credit spreads. Equity index put option contracts produced pre-tax gains of $223 million for the third quarter of 2014 and $156 million for the first nine months. In the first nine months of 2014, such gains reflected the favorable impact of foreign currency exchange rate changes and modestly higher index values, partially offset by the negative impact of lower interest rate assumptions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Investment and Derivative Gains/Losses (Continued)

In the third quarter and first nine months of 2013, our derivative contracts generated pre-tax gains of $427 million and $2,094 million, respectively, which were primarily attributed to changes in the fair values of our equity index put option contracts. In 2013, the gains associated with the equity index put option contracts reflected higher equity prices, favorable foreign currency exchange rate movements from effects of a stronger U.S. Dollar and modestly higher interest rate assumptions.

Other

Other sources of after-tax earnings in the third quarter and first nine months of 2014 included earnings of $198 million and $491 million, respectively, related to Berkshire’s investments in Heinz Holding which were made in June 2013. For the first nine months of 2013, after-tax earnings from the Heinz investments were $67 million. Also included in other earnings during both the third quarter and first nine months of 2014 and 2013 are amortization of fair value adjustments made in connection with several prior business acquisitions (primarily related to the amortization of identifiable intangible assets) and corporate interest expense. In the first nine months of 2014 and 2013, these two charges (after-tax) aggregated approximately $448 million and $475 million, respectively.

Financial Condition

Our balance sheet continues to reflect significant liquidity and a strong capital base. Our consolidated shareholders’ equity at September 30, 2014 was $237.5 billion, an increase of $15.6 billion since December 31, 2013.

As of September 30, 2014, cash and investments of our insurance and other businesses approximated $214.0 billion (excludes our investments in H.J. Heinz Holding Corporation). At September 30, 2014, cash and cash equivalents of these businesses were $55.8 billion, an increase of $13.4 billion since December 31, 2013.

Berkshire Hathaway parent company borrowings include $8.0 billion of senior notes, of which $1.7 billion mature in February 2015. We currently expect to issue new senior notes to replace some or all of the upcoming maturities. In August 2014, Berkshire issued $750 million of parent company senior notes maturing in 2019. The proceeds were used to fund the repayment of $750 million of notes that matured in August 2014. During the first quarter of 2014, Berkshire paid approximately $1.2 billion as final payment in connection with our acquisition of substantially all outstanding shares held by Marmon non-controlling shareholders at December 31, 2013.

Berkshire’s Board of Directors has authorized Berkshire to repurchase its Class A and Class B common shares at prices no higher than a 20% premium over the book value of the shares. Berkshire may repurchase shares at management’s discretion. The repurchase program is expected to continue indefinitely, but does not obligate Berkshire to repurchase any dollar amount or number of Class A or Class B common shares. Repurchases will not be made if they would reduce Berkshire’s consolidated cash and cash equivalent holdings below $20 billion. Financial strength and redundant liquidity will always be of paramount importance at Berkshire. There were no share repurchases under the program during the first nine months of 2014.

Our railroad, utilities and energy businesses (conducted by BNSF and BHE) maintain very large investments in capital assets (property, plant and equipment) and will regularly make capital expenditures in the normal course of business. In the first nine months of 2014, aggregate capital expenditures of these businesses were approximately $7.7 billion, including $4.1 billion by BHE and $3.6 billion by BNSF. BNSF and BHE forecast aggregate capital expenditures of approximately $4.1 billion over the remainder of 2014. Future capital expenditures are expected to be funded from cash flows from operations and debt issuances.

In March 2014, BNSF issued $500 million of 3.75% debentures due in 2024 and $1.0 billion of 4.9% debentures due in 2044. In August 2014, BNSF issued $700 million of 3.4% debentures due in 2024 and $800 million of 4.55% debentures due in 2044. BNSF’s outstanding debt was $19.3 billion as of September 30, 2014. In the first nine months of 2014, BHE subsidiaries issued term debt of $1.3 billion and its aggregate outstanding borrowings were approximately $30.4 billion as of September 30, 2014. BNSF and BHE have aggregate debt and capital lease maturities over the remainder of 2014 of about $116 million. On February 28, 2014, Berkshire’s commitment to provide up to $2 billion of additional capital to BHE to permit the repayment of its debt obligations or to fund its regulated utility subsidiaries expired. Berkshire does not guarantee the repayment of debt issued by BNSF, BHE or any of their subsidiaries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Condition (Continued)

Assets of the finance and financial products businesses consisted primarily of loans and finance receivables, cash and cash equivalents, a portfolio of fixed maturity and equity investments and a sizable portfolio of assets held for lease, consisting of various types of transportation equipment, cranes and furniture. Finance and financial products assets were approximately $33.8 billion as of September 30, 2014 and $33.2 billion as of December 31, 2013. Liabilities were $18.9 billion as of September 30, 2014 and $19.8 billion as of December 31, 2013, which included notes payable and other borrowings of $12.8 billion and $13.1 billion, respectively. As of September 30, 2014, notes payable included $11.2 billion of notes issued by Berkshire Hathaway Finance Corporation (“BHFC”). In January 2014, $750 million of BHFC senior notes matured and BHFC issued $750 million of new senior notes to replace maturing notes. The new senior notes consisted of $650 million of floating rate notes due in 2017 and $100 million of 2% notes due in 2018. An additional $400 million of BHFC debt matured in July 2014 and in August 2014, BHFC issued $400 million of new floating rate senior notes due in 2017. An additional $1.0 billion of BHFC debt will mature in January 2015. We currently intend to issue additional new debt through BHFC to replace some or all of its upcoming debt maturities. The proceeds from the BHFC notes are used to finance originated loans and acquired loans of Clayton Homes. The full and timely payment of principal and interest on the BHFC notes is guaranteed by Berkshire.

We regularly access the credit markets, particularly through our railroad, utilities and energy and finance and financial products businesses. Restricted access to credit markets at affordable rates in the future could have a significant negative impact on our operations.

As described in Note 13 to the accompanying Consolidated Financial Statements, we are party to equity index put option and credit default contracts. With limited exception, these contracts contain no collateral posting requirements under any circumstances, including changes in either the fair value or intrinsic value of the contracts or a downgrade in Berkshire’s credit ratings. At September 30, 2014, the liabilities recorded for such contracts were approximately $4.7 billion and we had no collateral posting requirements.

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

Reference is made to Note 19 to the accompanying Consolidated Financial Statements. Except as otherwise noted herein, our contractual obligations as of September 30, 2014 were, in the aggregate, not materially different from those disclosed in the “Contractual Obligations” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical Accounting Policies (Continued)

Our Consolidated Balance Sheet as of September 30, 2014 includes estimated liabilities for unpaid losses from property and casualty insurance and reinsurance contracts of $71.2 billion. Due to the inherent uncertainties in the process of establishing loss reserve amounts, the actual ultimate claim amounts will likely differ from the currently recorded amounts. A very small percentage change in estimates of this magnitude will result in a material effect on periodic earnings. The effects from changes in these estimates are recorded as a component of insurance losses and loss adjustment expenses in the period of the change.

Our Consolidated Balance Sheet as of September 30, 2014 includes goodwill of acquired businesses of $58.7 billion. We evaluate goodwill for impairment at least annually and conducted our most recent annual review during the fourth quarter of 2013. Although we believe that the goodwill reflected in the Consolidated Balance Sheet as of September 30, 2014 is not impaired, goodwill may subsequently become impaired as a result of changes in facts and circumstances affecting the valuation of the reporting unit. A goodwill impairment charge could have a material effect on periodic earnings.

Our Consolidated Balance Sheets include significant amounts of derivative contract liabilities that are measured at fair value. As of September 30, 2014 our most significant derivative contract exposures relate to equity index put option contracts written between 2004 and 2008. These contracts were entered into in over-the-counter markets and certain elements in the terms and conditions of such contracts are not standard. In particular, we are not required to post collateral under most of our contracts. Furthermore, there is no source of independent data available to us showing trading volume and actual prices of completed transactions. As a result, the values of these liabilities are based on valuation models that are believed to be used by market participants. Such models or other valuation techniques may use inputs that are observable in the marketplace, while others are unobservable. Unobservable inputs require us to make certain projections and assumptions about the information that would be used by market participants in establishing prices. Changes in assumptions may have a significant effect on recorded values and periodic earnings.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Berkshire’s most recently issued Annual Report and in particular the “Market Risk Disclosures” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of September 30, 2014, there were no material changes in the market risks described in Berkshire’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

In September 2011, Berkshire’s Board of Directors (“Berkshire’s Board”) approved a common stock repurchase program under which Berkshire may repurchase its Class A and Class B shares at prices no higher than a 10% premium over the book value of the shares. In December 2012, Berkshire’s Board amended the repurchase program by raising the price limit to no higher than a 20% premium over book value. Berkshire may repurchase shares in the open market or through privately negotiated transactions. Berkshire’s Board authorization does not specify a maximum number of shares to be repurchased. However, repurchases will not be made if they would reduce Berkshire’s consolidated cash equivalent holdings below $20 billion. The repurchase program is expected to continue indefinitely and the amount of repurchases will depend entirely upon the level of cash available, the attractiveness of investment and business opportunities either at hand or on the horizon, and the degree of discount of the market price relative to management’s estimate of intrinsic value. The repurchase program does not obligate Berkshire to repurchase any dollar amount or number of Class A or Class B shares and there is no expiration date to the program. There were no share repurchases under the program in the first nine months of 2014.

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

Item 5. Other Information

None

Item 6. Exhibits

a. Exhibits

12	Calculation of Ratio of Consolidated Earnings to Consolidated Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications

95	Mine Safety Disclosures

101	The following financial information from Berkshire Hathaway Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) the Consolidated Statements of Earnings for each of the three-month and nine-month periods ended September 30, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income for each of the three-month and nine-month periods ended September 30, 2014 and 2013, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for each of the nine-month periods ended September 30, 2014 and 2013, (v) the Consolidated Statements of Cash Flows for each of the nine-month periods ended September 30, 2014 and 2013, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY INC. (Registrant)

Date: November 7, 2014	/s/ MARC D. HAMBURG
(Signature) Marc D. Hamburg, Senior Vice President and Principal Financial Officer