Form 10-K
period 2014-12-31
BERKSHIRE HATHAWAY INC
filed 2015-03-02
CIK 1067983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2014: $235,176,000,000*

Indicate number of shares outstanding of each of the Registrant’s classes of common stock:

February 18, 2015—Class A common stock, $5 par value	825,522 shares
February 18, 2015—Class B common stock, $0.0033 par value	1,226,158,699 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated In
Proxy Statement for Registrant’s Annual Meeting to be held May 2, 2015	Part III

*	This aggregate value is computed at the last sale price of the common stock on June 30, 2014. It does not include the value of Class A common stock (348,601 shares) and Class B common stock (83,554,683 shares) held by Directors and Executive Officers of the Registrant and members of their immediate families, some of whom may not constitute “affiliates” for purpose of the Securities Exchange Act of 1934.

Part I

Item 1.	Business

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

Berkshire and its consolidated subsidiaries employ approximately 316,000 people world-wide. Berkshire’s corporate headquarters has 25 employees.

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

Insurance and reinsurance are generally subject to regulatory oversight throughout the world. Except for regulatory considerations, there are virtually no barriers to entry into the insurance and reinsurance industry. Competitors may be domestic or foreign, as well as licensed or unlicensed. The number of competitors within the industry is not known. Insurers and reinsurers compete on the basis of reliability, financial strength and stability, financial ratings, underwriting consistency, service, business ethics, price, performance, capacity, policy terms and coverage conditions.

Insurers and reinsurers based in the United States are subject to regulation by their states of domicile and by those states in which they are licensed or write policies on an admitted basis. The primary focus of regulation is to assure that insurers are financially solvent and that policyholder interests are otherwise protected. States establish minimum capital levels for insurance companies and establish guidelines for permissible business and investment activities. States have the authority to suspend or revoke a company’s authority to do business as conditions warrant. States regulate the payment of dividends by insurance companies to their shareholders and other transactions with affiliates. Dividends and capital distributions and other transactions of extraordinary amounts are subject to prior regulatory approval.

Insurers may market, sell and service insurance policies in the states where they are licensed. These insurers are referred to as admitted insurers. Admitted insurers are generally required to obtain regulatory approval of their policy forms and premium rates. Non-admitted insurance markets have developed to provide insurance that is otherwise unavailable through admitted insurers. Non-admitted insurance, often referred to as “excess and surplus” lines, is procured by either state-licensed surplus lines brokers who place risks with insurers not licensed in that state or by the insured party’s direct procurement from non-admitted insurers. Non-admitted insurance is subject to considerably less regulation with respect to policy rates and forms. Reinsurers are normally not required to obtain regulatory approval of premium rates and policy forms.

The insurance regulators of every state participate in the National Association of Insurance Commissioners (“NAIC”). The NAIC adopts forms, instructions and accounting procedures for use by U.S. insurers and reinsurers in preparing and filing annual statutory financial statements. However, an insurer’s state of domicile has ultimate authority over these matters. In addition to its activities relating to the annual statement, the NAIC develops or adopts statutory accounting principles, model laws, regulations and programs for use by its members. Such matters deal with regulatory oversight of solvency, risk management, compliance with financial regulation standards and risk-based capital reporting requirements.

Berkshire’s insurance companies maintain capital strength at exceptionally high levels. This strength differentiates Berkshire’s insurance companies from their competitors. Collectively, the aggregate statutory surplus of Berkshire’s U.S. based insurers was approximately $129 billion at December 31, 2014. All of Berkshire’s major insurance subsidiaries are rated AA+ by Standard & Poor’s and A++ (superior) by A.M. Best with respect to their financial condition and operating performance.

The Terrorism Risk Insurance Act of 2002 established within the Department of the Treasury a Terrorism Insurance Program (“Program”) for commercial property and casualty insurers by providing federal reinsurance of insured terrorism losses. The Program currently extends to December 31, 2020 through other Acts, most recently the Terrorism Risk Insurance Program Reauthorization Act of 2015 (the “2015 TRIA Reauthorization”). Hereinafter these Acts are collectively referred to as TRIA. Under TRIA, the Department of the Treasury is charged with certifying “acts of terrorism.” In 2015, coverage under TRIA occurs when the industry insured loss for certified events occurring during a calendar year exceeds $100 million. Under the 2015 TRIA Reauthorization, the level of insured losses for certified events occurring during a calendar year required to trigger coverage under TRIA will increase to $120 million in 2016 and increase annually thereafter by $20 million per year until the level of insured losses required to trigger coverage reaches $200 million in 2020. To be eligible for federal reinsurance, insurers must make available insurance coverage for acts of terrorism, by providing policyholders with clear and conspicuous notice of the amount of premium that will be charged for this coverage and of the federal share of any insured losses resulting from any act of terrorism. Assumed reinsurance is specifically excluded from TRIA participation. TRIA currently also excludes certain forms of direct insurance (such as commercial auto, burglary, theft, surety and certain professional liability lines). Reinsurers are not required to offer terrorism coverage and are not eligible for federal reinsurance of terrorism losses.

In the event of a certified act of terrorism, the federal government will reimburse insurers (conditioned on their satisfaction of policyholder notification requirements) for 85% of their insured losses in excess of an insurance group’s deductible. Under the 2015 TRIA Reauthorization, the federal government’s reimbursement obligation will be reduced to 84% in 2016 and be decreased annually thereafter by 1% per year until the level of reimbursement is reduced to 80% in 2020. Under the Program the deductible is 20% of the aggregate direct subject earned premium for relevant commercial lines of business in the immediately preceding calendar year. The aggregate deductible in 2015 for Berkshire’s consolidated insurance and reinsurance businesses will be approximately $750 million. There is also an aggregate limit of $100 billion on the amount of the federal government coverage for each TRIA year.

Regulation of the insurance industry outside of the United States is subject to the laws and regulations of each country in which an insurer has operations or writes premiums. Some jurisdictions impose comprehensive regulatory requirements on insurance businesses, such as in the United Kingdom, where insurers are subject to regulation by the Prudential Regulation Authority and the Financial Conduct Authority and in Germany where insurers are subject to regulation by the Federal Financial Supervisory Authority (BaFin). Other jurisdictions may impose fewer requirements. In certain foreign countries, reinsurers are also required to be licensed by governmental authorities. These licenses may be subject to modification, suspension or revocation dependent on such factors as amount and types of insurance liabilities and minimum capital and solvency tests. The violation of regulatory requirements may result in fines, censures and/or criminal sanctions in various jurisdictions.

Berkshire’s insurance underwriting operations are comprised of the following sub-groups: (1) GEICO and its subsidiaries, (2) General Re and its subsidiaries, (3) Berkshire Hathaway Reinsurance Group and (4) Berkshire Hathaway Primary Group. Except for retroactive reinsurance and structured settlement and annuity reinsurance products that generate significant amounts of up-front premiums along with estimated claims expected to be paid over very long periods of time creating “float” (see Investments section below), Berkshire expects to achieve a net underwriting profit over time and will reject inadequately priced risks. Underwriting profit is defined as earned premiums less associated incurred losses, loss adjustment expenses and underwriting and policy acquisition expenses. Underwriting profit does not include investment income earned from investments.

Berkshire’s insurance subsidiaries employ approximately 40,000 people in the aggregate. Additional information related to each of Berkshire’s four underwriting groups follows.

GEICO—GEICO is headquartered in Chevy Chase, Maryland and its insurance subsidiaries consist of: Government Employees Insurance Company, GEICO General Insurance Company, GEICO Indemnity Company, GEICO Casualty Company, GEICO Advantage Insurance Company, GEICO Choice Insurance Company, GEICO Secure Insurance Company and GEICO County Mutual Insurance Company. These companies primarily offer private passenger automobile insurance to individuals in all 50 states and the District of Columbia. In addition, GEICO insures motorcycles, all-terrain vehicles, recreational vehicles and small commercial fleets and acts as an agent for other insurers who offer homeowners, boat and life insurance to individuals. GEICO markets its policies primarily through direct response methods in which applications for insurance are submitted directly to the companies via the Internet or by telephone.

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

As a result of an aggressive advertising campaign and competitive rates, voluntary policies-in-force have increased about 39% over the past five years. GEICO was the second largest private passenger auto insurer in the United States in terms of premium volume in 2013. According to A.M. Best data for 2013, the five largest automobile insurers have a combined market share of 52%, with GEICO’s market share being approximately 10.4%. Since the publication of that data, management believes that GEICO’s current market share has grown to approximately 10.8%. Seasonal variations in GEICO’s insurance business are not significant. However, extraordinary weather conditions or other factors may have a significant effect upon the frequency or severity of automobile claims.

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

Property/Casualty Reinsurance

General Re’s property/casualty reinsurance business in North America is conducted through GRC which is domiciled in Delaware and licensed in the District of Columbia and all states but Hawaii where it is an accredited reinsurer. Property/casualty operations in North America are headquartered in Stamford, Connecticut, and are also conducted through 16 branch offices in the U.S. and Canada. Reinsurance activities are marketed directly to clients without involving a broker or intermediary. Coverages are written primarily on an excess basis and under treaty and facultative contracts. In 2014, approximately 33% of net written premiums in North America related to casualty reinsurance coverages and 48% related to property reinsurance coverages.

General Re’s property/casualty business in North America also includes specialty insurers (primarily the General Star and Genesis companies domiciled in Delaware and Connecticut). These specialty insurers underwrite primarily liability and workers’ compensation coverages on an excess and surplus basis and excess insurance for self-insured programs. In 2014, the specialty insurers represented approximately 19% of General Re’s North American property/casualty net written premiums.

General Re’s international property/casualty reinsurance business operations are conducted through internationally-based subsidiaries on a direct basis (via General Reinsurance AG as well as several other General Re subsidiaries and branches in 23 countries) and through brokers (primarily via Faraday, which owns the managing agent of Syndicate 435 at Lloyd’s and provides capacity and participates in 100% of the results of Syndicate 435). Coverages are written on both a quota-share and excess basis for multiple lines of property, aviation and casualty reinsurance. In 2014, international-based property/casualty operations principally wrote direct reinsurance in the form of treaties with lesser amounts written on a facultative basis.

Life/Health Reinsurance

General Re’s North American and international life, health, long-term care and disability reinsurance coverages are written on an individual and group basis. Most of this business is written on a proportional treaty basis, with the exception of the U.S. group health and disability business which is predominately written on an excess treaty basis. Lesser amounts of life and disability business are written on a facultative basis. The life/health business is marketed on a direct basis. In 2014, approximately 34% of life/health net premiums were written in the United States, 26% in Western Europe and the remaining 40% throughout the rest of the world.

Berkshire Hathaway Reinsurance Group—Berkshire Hathaway Reinsurance Group (“BHRG”) operations are based in Stamford, Connecticut. Business activities are conducted through numerous subsidiaries, led by National Indemnity Company (“NICO”) and Columbia Insurance Company (“Columbia”). BHRG provides principally excess and quota-share reinsurance to other property and casualty insurers and reinsurers. BHRG also offers life reinsurance and annuity contracts through Berkshire Hathaway Life Insurance Company of Nebraska (“BHLN”) and financial guaranty insurance through Berkshire Hathaway Assurance Corporation.

The type and volume of insurance and reinsurance business written by BHRG is dependent on current market conditions, including prevailing premium rates and coverage terms. The level of BHRG’s underwriting activities often fluctuates significantly from year to year depending on the perceived level of price adequacy in specific insurance and reinsurance markets as well as from the timing of particularly large reinsurance transactions.

BHRG underwrites traditional non-catastrophe property and casualty insurance and reinsurance, catastrophe excess-of-loss treaty and facultative reinsurance, and individual primary insurance policies on an excess-of-loss basis for primarily large or otherwise unusual discrete risks, referred to as “individual risk.” BHRG periodically participates in underwriting facilities with major brokers in the London Market through a wholly-owned subsidiary based in Great Britain. BHRG’s business is written through brokers or directly with the insured or reinsured.

A catastrophe excess-of-loss policy provides protection to the counterparty from the accumulation of primarily property losses arising from a single loss event or series of related events. The timing and magnitude of catastrophe loss events can produce extremely volatile periodic underwriting results. The extraordinary financial strength of NICO and Columbia are believed to be the primary reasons why BHRG has become a major provider of such coverages. This financial strength also provides opportunities to enter into exceptionally large quota-share and retroactive reinsurance transactions.

BHRG periodically assumes risks through NICO under retroactive reinsurance contracts. Retroactive reinsurance contracts afford protection to ceding companies against the adverse development of claims arising under policies issued in prior years. Coverage under such contracts is provided on an excess basis or for losses payable immediately after the inception of the contract. Coverage provided is normally subject to large aggregate limits of indemnification. Significant amounts of asbestos, environmental and latent injury claims may arise under these contracts.

Notable retroactive reinsurance contracts include: (1) a policy written in 2007 between NICO and Equitas, a London based entity established to reinsure and manage the 1992 and prior years’ non-life liabilities of the Names or Underwriters at Lloyd’s of London, under which NICO provides up to $7 billion of reinsurance to Equitas in excess of its carried reserves; (2) a policy written in 2009 with Swiss Re and its affiliates, under which NICO agreed to provide up to 5 billion Swiss Francs of aggregate excess protection; (3) a policy written in 2010 with Continental Casualty Company, a subsidiary of CNA Financial Corporation (“CNA”), and several of CNA’s other insurance subsidiaries, under which NICO assumed the asbestos and environmental pollution liabilities subject to a maximum limit of indemnification of $4 billion; and (4) a policy written in 2011 with Eaglestone Reinsurance Company, a subsidiary of American International Group, Inc. (“AIG”), under which NICO agreed to reinsure the bulk of AIG’s U.S. asbestos liabilities up to a maximum limit of indemnification of $3.5 billion. In 2014, NICO entered into a reinsurance policy with Liberty Mutual Insurance Company (“LMIC”). The agreement provides that NICO reinsure substantially all of LMIC’s unpaid losses and allocated loss adjustment expense liabilities related to (a) asbestos and environmental claims from policies incepting prior to 2005 and (b) workers’ compensation claims occurrences arising prior to January 1, 2014, in excess of an aggregate retention of approximately $12.5 billion and subject to an aggregate limit of $6.5 billion.

In BHRG’s retroactive reinsurance business, the concept of time-value-of-money is an important element in establishing prices and contract terms, since the payment of losses under the insurance contracts are often expected to occur over very lengthy periods of time. Losses payable under these policies are normally expected to exceed premiums and therefore, produce underwriting losses. This business is accepted, in part, because of the large amounts of policyholder funds (“float”) generated for investment, the economic benefit of which will be reflected through investment results in future periods.

For many years, BHLN has offered annuity insurance products in structured settlements markets and reinsurance of annuity liabilities. Under these policies it receives upfront premiums and makes a stream of annuity payments in the future and payment streams often extend for decades. In 2010, BHLN also entered into a life reinsurance policy with Swiss Re Life & Health America Inc. (“SRLHA”), a subsidiary of Swiss Re, under which it reinsures a closed block of yearly renewable term reinsurance policies. At the end of 2010, BHLN acquired the life reinsurance business of Sun Life Assurance Company of Canada, which writes traditional life reinsurance business.

Beginning in 2013, BHRG assumed risks associated with guaranteed minimum death, income and other benefits under closed-blocks of variable annuity contracts. The risks assumed under these contracts may extend for decades and are subject to aggregate limits of indemnification. The profitability of this business is dependent on changes in investment values associated with the covered variable annuity contracts, and is also expected to be influenced by the behavior of annuity contract holders, as a result of options available under those contracts. In 2013, BHLN reinsured certain guaranteed minimum death benefit coverages on a closed-block of variable annuity reinsurance contracts that have been in run-off for a number of years under a 100% coinsurance reinsurance treaty with Connecticut General Life Insurance Company (“CGLIC”). The CGLIC contract will remain in force until the expiration of the underlying business, subject to an aggregate limit of indemnification of $3.82 billion.

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

A collection of insurance companies referred to as the “Berkshire Hathaway Homestate Companies” (“BHHC”) that primarily offer standalone workers’ compensation, commercial auto and commercial property coverages. BHHC has developed a national reach, with the ability to provide first-dollar and small to mid-range deductible workers’ compensation coverage to employers in all states, except those where coverage is available only through state operated workers’ compensation funds. As a result, the volume of workers’ compensation business written in recent years has grown significantly. BHHC serves a diverse client base. BHHC’s business is generated primarily through independent agents.

Medical Protective Corporation (“MedPro”) is a national leader that provides healthcare liability insurance coverage and risk solutions for physicians, dentists, hospitals and health systems, as well as other healthcare facilities and healthcare providers, all offered through its subsidiaries (The Medical Protective Company and Princeton Insurance Company) and other Berkshire Hathaway affiliates. MedPro has provided insurance coverage to protect healthcare providers against losses since 1899. MedPro’s insurance policies are distributed primarily through a nationwide network of appointed agents and brokers. The company offers strong claims handling and administration, patient safety and risk management solutions, and a wide range of insurance coverage features through a team of highly experienced professionals.

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

Applied Underwriters, Inc. (“Applied”) is a leading provider of payroll and insurance services to small and mid-sized employers. Applied, through its subsidiaries principally markets SolutionOne®, a product that bundles workers’ compensation and other employment related insurance coverages and business services into a seamless package that is designed to reduce the risks and remove the burden of administrative and regulatory requirements faced by small to mid-sized employers. Applied also markets EquityComp® which is a workers’ compensation—only product with a profit sharing component targeted to medium-sized employers.

In 2012, NICO acquired Clal U.S. Holdings, which owns four insurance subsidiaries (collectively, the Berkshire Hathaway Guard Insurance Companies or “Guard”). Guard provides commercial property and casualty insurance coverage to small and mid-sized businesses and is based in Wilkes-Barre, Pennsylvania.

Boat America Corporation (“Boat”) owns Seaworthy Insurance Company and controls the Boat Owners Association of the United States (collectively “BoatU.S.”). BoatU.S. provides insurance, safety and other services to recreational watercraft owners and enthusiasts. Effective January 1, 2015, ownership of Boat was transferred to GEICO Corporation, and thereafter will be included as a component of GEICO. Central States Indemnity Company of Omaha, located in Omaha, Nebraska, primarily writes Medicare Supplement insurance and credit insurance.

Berkshire Hathaway Specialty Insurance (“BHSI”) was formed in April 2013. During 2014, BHSI provided primary and excess commercial property, casualty, healthcare professional liability, executive and professional lines, surety and travel insurance in the U.S. and Canada. In December 2014, BHSI established locally authorized branch offices in Singapore and Hong Kong. BHSI intends to continue to expand globally and open additional offices outside the U.S. in 2015. BHSI’s business is written on both an excess and surplus lines basis and an admitted basis in the U.S., and on a locally admitted basis outside the U.S. BHSI’s home office is located in Boston, with regional underwriting offices currently in Atlanta, Chicago, Los Angeles, New York, Singapore, Hong Kong and Toronto. BHSI writes business through wholesale and retail insurance brokers, as well as managing general agents.

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

The table below presents the development of Berkshire’s net unpaid losses for property/casualty contracts from 2004 through 2013 and net unpaid loss data as of December 31, 2014. Data in the table related to acquisitions is included from the acquisition date forward. Berkshire’s management believes that the liabilities established as of December 31, 2014 are reasonable and adequate. However, due to the inherent uncertainties in the reserving process, it cannot be assured that such balances will ultimately prove to be adequate. Dollar amounts are in millions.

	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
Unpaid losses per Consolidated Balance Sheet	$45,219	$48,034	$47,612	$56,002	$56,620	$59,416	$60,075	$63,819	$64,160	$64,866	$71,477
Reserve discounts	2,611	2,798	2,793	2,732	2,616	2,473	2,269	2,130	1,990	1,866	1,745

Unpaid losses before discounts	47,830	50,832	50,405	58,734	59,236	61,889	62,344	65,949	66,150	66,732	73,222
Ceded losses	(2,405)	(2,812)	(2,869)	(3,139)	(3,210)	(2,922)	(2,735)	(2,953)	(2,925)	(3,055)	(3,116)

Net unpaid losses	45,425	48,020	47,536	55,595	56,026	58,967	59,609	62,996	63,225	63,677	70,106
Reserve discounts	(2,611)	(2,798)	(2,793)	(2,732)	(2,616)	(2,473)	(2,269)	(2,130)	(1,990)	(1,866)	(1,745)
Deferred charges	(2,727)	(2,388)	(1,964)	(3,987)	(3,923)	(3,957)	(3,810)	(4,139)	(4,019)	(4,359)	(7,772)

Net unpaid losses, net of discounts/deferred charges	$40,087	$42,834	$42,779	$48,876	$49,487	$52,537	$53,530	$56,727	$57,216	$57,452	$60,589

Liability re-estimated:
1 year later	$39,002	$42,723	$41,811	$47,288	$48,836	$49,955	$51,228	$54,787	$55,557	$55,421
2 years later	39,456	42,468	40,456	46,916	47,293	47,636	49,960	53,600	53,961
3 years later	39,608	41,645	40,350	45,902	45,675	46,793	49,143	52,526
4 years later	38,971	41,676	39,198	44,665	45,337	46,099	48,262
5 years later	39,317	40,884	38,003	44,618	44,914	45,630
6 years later	38,804	39,888	37,946	44,406	44,659
7 years later	38,060	40,008	37,631	44,355
8 years later	38,280	39,796	37,192
9 years later	38,189	39,472
10 years later	37,943
Cumulative deficiency (redundancy)	(2,144)	(3,362)	(5,587)	(4,521)	(4,828)	(6,907)	(5,268)	(4,201)	(3,255)	(2,031)
Cumulative foreign exchange effect*	618	85	540	961	381	590	361	280	461	666

Net deficiency (redundancy)	$(1,526)	$(3,277)	$(5,047)	$(3,560)	$(4,447)	$(6,317)	$(4,907)	$(3,921)	$(2,794)	$(1,365)
Deferred charge changes and reserve discounts	2,726	2,591	2,157	1,970	1,806	1,698	989	645	306	128

Deficiency (redundancy) before deferred charges and reserve discounts	$(4,252)	$(5,868)	$(7,204)	$(5,530)	$(6,253)	$(8,015)	$(5,896)	$(4,566)	$(3,100)	$(1,493)

Cumulative payments:
1 year later	$7,793	$9,345	$8,865	$8,486	$8,315	$9,191	$8,854	$10,628	$10,978	$11,381
2 years later	12,666	15,228	13,581	13,394	13,999	14,265	14,593	17,260	17,827
3 years later	16,463	18,689	16,634	17,557	16,900	17,952	18,300	21,747
4 years later	18,921	20,890	19,724	19,608	19,478	20,907	22,008
5 years later	20,650	23,507	21,143	21,660	21,786	22,896
6 years later	22,865	24,935	22,678	23,595	23,339
7 years later	24,232	26,266	23,892	24,807
8 years later	25,430	26,928	24,831
9 years later	26,624	28,031
10 years later	26,917

*	The amounts of re-estimated liabilities in the table above related to these operations are based on the applicable foreign currency exchange rates as of the end of the re-estimation period. The cumulative foreign exchange effect represents the cumulative effect of changes in foreign exchange rates from the original balance sheet date to the end of the re-estimation period.

The first section of the table reconciles the estimated liability for unpaid losses and loss adjustment expenses recorded at the balance sheet date for each of the indicated years from the liability reflected in Berkshire’s Consolidated Balance Sheet to the net amount, after reductions for amounts recoverable under ceded reinsurance, deferred charges on retroactive reinsurance contracts and loss reserve discounts.

Certain workers’ compensation loss liabilities are discounted for both statutory and GAAP reporting purposes at an interest rate of 4.5% per annum for claims occurring before 2003 and at 1% per annum for claims occurring thereafter. In addition, deferred charges are recorded as assets at the inception of retroactive reinsurance contracts for the excess, if any, of the estimated ultimate unpaid losses and loss adjustment expenses over the premiums received. The deferred charges are subsequently amortized over the expected claim payment period. Deferred charge amortization and loss reserve discount accretion are recorded as components of insurance losses and loss adjustment expenses incurred.

The second section of the table shows the re-estimated net unpaid losses, including the impact of changes in related reserve discount accretion and deferred charge amortization, based on experience as of the end of each succeeding year. The re-estimated amount also reflects the effect of loss payments and re-estimation of remaining ultimate unpaid liabilities. The line labeled “cumulative deficiency (redundancy)” represents the aggregate increase (decrease) in the initial estimates from the original balance sheet date through December 31, 2014. These amounts have been reported in earnings over time as components of losses and loss adjustment expenses and include accumulated reserve discount accretion and deferred charge amortization. Due to the significance of the deferred charges and reserve discounts, the cumulative changes in such balances that are included in the cumulative deficiency/redundancy amounts are also provided.

The redundancies or deficiencies shown in each column should be viewed independently of the other columns because redundancies or deficiencies arising in earlier years are included as components of redundancies or deficiencies in the more recent years. Liabilities assumed under retroactive reinsurance contracts are treated as occurrences in the year the policy incepted, as opposed to when the underlying losses actually occurred, which is prior to the policy inception date.

The third part of the table shows the cumulative amount of net losses and loss adjustment expenses paid with respect to recorded net liabilities as of the end of each succeeding year. While the information in the table provides a historical perspective on the adequacy of unpaid losses and loss adjustment expenses established in previous years, and of the subsequent payments of claims, it should not be assumed that historical experience will continue in the future.

Investments—Invested assets of insurance businesses derive from shareholder capital as well as funds provided from policyholders through insurance and reinsurance business (“float”). Float is an approximation of the amount of net policyholder funds available for investment. That term denotes the sum of unpaid losses and loss adjustment expenses, life, annuity and health benefit liabilities, unearned premiums and other policyholder liabilities less the sum of premium balances receivable, losses recoverable from reinsurance ceded, deferred policy acquisition costs, deferred charges on reinsurance contracts and related deferred income taxes. On a consolidated basis, the amount of float has grown from approximately $63 billion at the end of 2009 to approximately $84 billion at the end of 2014, primarily through internal growth. BHRG and General Re accounted for approximately 74% of the consolidated float as of December 31, 2014. Equally important as the amount of the float is its cost, represented by Berkshire’s periodic net underwriting gain or loss. The increases in the amount of float plus the substantial amounts of shareholder capital devoted to insurance and reinsurance activities have generated meaningful increases in the levels of investments and investment income over the past five years.

Investment portfolios of insurance subsidiaries include ownership of equity securities of other publicly traded companies which are concentrated in relatively few companies and relatively large amounts of fixed maturity securities and cash and cash equivalents. Fixed maturity investments consist of obligations of the U.S. Government, U.S. states and municipalities, mortgage-backed securities issued primarily by the three major U.S. Government and Government-sponsored agencies, as well as obligations of foreign governments and corporate obligations. Investment portfolios are primarily managed by Berkshire’s corporate office. Generally, there are no targeted investment allocation rates established by management with respect to investment activities. However, investment portfolios have historically included a greater proportion of equity investments than is customary in the insurance industry. Management may increase or decrease investments in response to perceived changes in opportunities for income or price appreciation relative to risks associated with the issuers of the securities.

Railroad Business

On February 12, 2010, Berkshire completed its acquisition of Burlington Northern Santa Fe Corporation through the merger of a wholly-owned merger subsidiary and Burlington Northern Santa Fe Corporation. The merger subsidiary was the surviving entity and was renamed Burlington Northern Santa Fe, LLC (“BNSF”). BNSF is based in Fort Worth, Texas, and through BNSF Railway Company operates one of the largest railroad systems in North America with approximately 32,500 route miles of track (excluding multiple main tracks, yard tracks and sidings) in 28 states, and also operates in three Canadian provinces. BNSF Railway owns approximately 23,000 route miles, including easements, and operates on approximately 9,500 route miles of trackage rights that permit BNSF Railway to operate its trains with its crews over other railroads’ tracks. As of December 31, 2014, the total BNSF Railway system, including single and multiple main tracks, yard tracks and sidings, consisted of approximately 51,000 operated miles of track, all of which are owned by or held under easement by BNSF Railway, except for approximately 10,500 miles operated under trackage rights. BNSF had approximately 48,000 employees at the end of 2014.

In serving the Midwest, Pacific Northwest, Western, Southwestern and Southeastern regions and ports of the country, BNSF transports a range of products and commodities derived from manufacturing, agricultural and natural resource industries. Over half of the freight revenues of BNSF are covered by contractual agreements of varying durations, while the balance is subject to common carrier published prices or quotations offered by BNSF. BNSF’s financial performance is influenced by, among other things, general and industry economic conditions at the international, national and regional levels. BNSF’s primary routes, including trackage rights, allow it to access major cities and ports in the western and southern United States as well as parts of Canada and Mexico. In addition to major cities and ports, BNSF efficiently serves many smaller markets by working closely with approximately 200 shortline partners. BNSF has also entered into marketing agreements with other rail carriers, expanding the marketing reach for each railroad and their customers. For the year ending December 31, 2014, approximately 31% of freight revenues were derived from consumer products, 28% from industrial products, 22% from coal and 19% from agricultural products.

Regulatory Matters

BNSF is subject to federal, state and local laws and regulations generally applicable to all of its businesses. Rail operations are subject to the regulatory jurisdiction of the Surface Transportation Board (“STB”) of the United States Department of Transportation (“DOT”), the Federal Railroad Administration of the DOT, the Occupational Safety and Health Administration (“OSHA”), as well as other federal and state regulatory agencies and Canadian regulatory agencies for operations in Canada. The STB has jurisdiction over disputes and complaints involving certain rates, routes and services, the sale or abandonment of rail lines, applications for line extensions and construction, and the merger with or acquisition of control of rail common carriers. The outcome of STB proceedings can affect the profitability of BNSF’s business.

The DOT and OSHA have jurisdiction under several federal statutes over a number of safety and health aspects of rail operations, including the transportation of hazardous materials. State agencies regulate some aspects of rail operations with respect to health and safety in areas not otherwise preempted by federal law. BNSF Railway is required to transport these commodities to the extent of its common carrier obligation.

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

Many of BNSF’s land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, BNSF is now subject to, and will from time to time continue to be subject to, environmental cleanup and enforcement actions. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the Superfund law, generally imposes joint and several liabilities for the cleanup and enforcement costs on current and former owners and operators of a site, without regard to fault or the legality of the original conduct. Accordingly, BNSF may be responsible under CERCLA and other federal and state statutes for all or part of the costs to clean up sites at which certain substances may have been released by BNSF, its current lessees, former owners or lessees of properties, or other third parties. BNSF may also be subject to claims by third parties for investigation, cleanup, restoration or other environmental costs under environmental statutes or common law with respect to properties they own that have been impacted by BNSF operations.

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

As railroads streamline, rationalize and otherwise enhance their franchises, competition among rail carriers intensifies. BNSF’s primary rail competitor in the Western region of the United States is the Union Pacific Railroad Company. Other Class I railroads and numerous regional railroads and motor carriers also operate in parts of the same territories served by BNSF. Based on weekly reporting by the Association of American Railroads, BNSF’s share of the western United States rail traffic in 2014 was approximately 48.3%.

Utilities and Energy Businesses

Berkshire currently owns an 89.9% voting common stock interest in Berkshire Hathaway Energy Company (or “BHE”), which was renamed from MidAmerican Energy Holdings Company in 2014. BHE is an international energy company with subsidiaries that generate, transmit, store, distribute and supply energy. BHE’s businesses are managed as separate operating units. BHE’s domestic regulated energy interests are currently comprised of four regulated utility companies serving approximately 4.6 million retail customers, two interstate natural gas pipeline companies with approximately 16,400 miles of pipeline and a design capacity of approximately 7.8 billion cubic feet of natural gas per day and ownership interests in electricity transmission businesses. BHE’s Great Britain electricity distribution subsidiaries serve about 3.9 million electricity end-users and its electricity transmission-only business in Alberta, Canada (acquired in 2014) serves approximately 85% of Alberta, Canada’s population. BHE’s interests also include a diversified portfolio of independent power projects, the second-largest residential real estate brokerage firm in the United States, and the second-largest residential real estate brokerage franchise network in the United States. BHE employs approximately 20,900 people in connection with its various operations.

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

NV Energy, Inc. (“NV Energy”), acquired by BHE on December 19, 2013, is an energy holding company headquartered in Nevada, primarily consisting of two regulated utility subsidiaries, Nevada Power Company (“Nevada Power”) and Sierra Pacific Power Company (“Sierra Pacific”) (collectively, the “Nevada Utilities”). Nevada Power serves electric customers in southern Nevada and Sierra Pacific serves electric and natural gas customers in northern Nevada. The Nevada Utilities’ combined service territory’s economy includes gaming, mining, recreation, warehousing, manufacturing and governmental services. In addition to retail sales and natural gas transportation, the Nevada Utilities sell electricity and natural gas on a wholesale basis.

As vertically integrated utilities, BHE’s domestic utilities own approximately 26,000 net megawatts of generation capacity in operation and under construction. There are seasonal variations in these businesses that are principally related to the use of electricity for air conditioning and natural gas for heating. Typically, regulated electric revenues are higher in the summer months, while regulated natural gas revenues are higher in the winter months.

The Great Britain utilities consist of Northern Powergrid (Northeast) Limited and Northern Powergrid (Yorkshire) plc, which own a substantial electricity distribution network that delivers electricity to end-users in northeast England in an area covering approximately 10,000 square miles. The distribution companies primarily charge supply companies regulated tariffs for the use of its electrical infrastructure.

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

AltaLink L.P. (“AltaLink”), acquired by BHE on December 1, 2014, is a regulated electric transmission-only utility company headquartered in Calgary, Alberta that serves approximately 85% of Alberta’s population. AltaLink connects generation plants to major load centers, cities and large industrial plants throughout its 132,000 square mile service territory. AltaLink receives all of its regulated transmission tariffs from the Alberta Electric System Operator (“AESO”) based on tariffs approved by the Alberta Utilities Commission (“AUC”).

BHE Renewables is based in Iowa and owns interests in independent power projects that are in service or under construction in California, Illinois, Arizona, Texas, the Philippines, New York and Hawaii. These independent power projects primarily sell power generated from solar, wind, hydro and geothermal sources under long-term contracts.

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

With certain limited exceptions, BHE’s domestic utilities have an exclusive right to serve retail customers within their service territories and, in turn, have an obligation to provide service to those customers. In some jurisdictions, certain classes of customers may choose to purchase all or a portion of their energy from alternative energy suppliers, and in some jurisdictions retail customers can generate all or a portion of their own energy. Historically, state regulatory commissions have established retail electric and natural gas rates on a cost-of-service basis, which are designed to allow a utility an opportunity to recover what each state regulatory commission deems to be the utility’s reasonable costs of providing services, including a fair opportunity to earn a reasonable return on its investments based on its cost of debt and equity. The retail electric rates of PacifiCorp, MEC and the Nevada Utilities are generally based on the cost of providing traditional bundled services, including generation, transmission and distribution services.

Northern Powergrid (Northeast) and Northern Powergrid (Yorkshire) each charge fees for the use of their distribution systems that are controlled by a formula prescribed by the British electricity regulatory body, the Gas and Electricity Markets Authority. The current five-year price control period is scheduled to end March 31, 2015, and the next price control period is set for the eight-year period ending March 31, 2023.

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

AltaLink is regulated by the AUC, pursuant to the Electric Utilities Act (Alberta), the Public Utilities Act (Alberta), the Alberta Utilities Commission Act (Alberta) and the Hydro and Electric Energy Act (Alberta). The AUC is an independent quasi-judicial agency with broad authority to impact AltaLink’s General Tariff Applications, rates, construction, operations and financing. Under the Electric Utilities Act, AltaLink prepares and files applications with the AUC for approval of tariffs to be paid by the AESO for the use of its transmission facilities, and the terms and conditions governing the use of those facilities. The AESO is the independent system operator in Alberta, Canada that oversees Alberta’s integrated electrical system (“AIES”) and wholesale electricity market. The AESO is responsible for directing the safe, reliable and economic operation of the AIES for the use of transmission facilities and the terms and conditions governing the use of those facilities.

Environmental Matters

BHE and its energy businesses are subject to federal, state, local and foreign laws and regulations regarding air and water quality, renewable portfolio standards, emissions performance standards, climate change, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations, such as the Federal Clean Air Act, provide regulators with the authority to levy substantial penalties for noncompliance including fines, injunctive relief and other sanctions.

The Federal Clean Air Act, as well as state laws and regulations impacting air emissions, provides a framework for protecting and improving the nation’s air quality and controlling sources of air emissions. These laws and regulations continue to be promulgated and implemented and will impact the operation of BHE’s generating facilities and require them to reduce emissions at those facilities to comply with the requirements.

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

Comprehensive climate change legislation has not been adopted by Congress; however, regulation of greenhouse gas emissions under various provisions of the Federal Clean Air Act has continued since the Environmental Protection Agency’s December 2009 findings that greenhouse gas emissions threaten public health and welfare. Since that determination, significant sources of greenhouse gas emissions have been required to report their greenhouse gas emissions and to undergo a best available control technology determination in conjunction with permitting greenhouse gas emissions. As part of President Obama’s Climate Action Plan issued in June 2013, the Environmental Protection Agency was required to re-propose by September 2013 greenhouse gas new source performance standards that had originally been proposed in 2012 for new fossil-fueled power plants. The re-proposed standards for new sources were released in September 2013 and generally propose a standard of 1,000 pounds of carbon dioxide per megawatt hour for natural gas-fueled combustion turbines and 1,100 pounds of carbon dioxide per megawatt hour for coal-fueled units. In addition, the Climate Action Plan required the Environmental Protection Agency to issue proposed standards or guidelines to address greenhouse gas emissions from existing fossil-fueled electric generating units by June 2014, to finalize those standards or guidelines by June 2015, and to require states to submit implementation plans by June 2016. The proposed guidelines were released by the Environmental Protection Agency in June 2014, and set state-by-state emission targets for carbon dioxide based on the application of the “Best System of Emission Reduction,” consisting of four building blocks: (1) a 6% heat rate improvement at coal-fueled units; (2) re-dispatch of natural gas combined cycle units up to a 70% capacity factor; (3) increased deployment of renewable and non-carbon generation; and, (4) increased deployment of end use energy efficiency. With a 2020 effective date, the proposed guidelines would achieve a reduction in carbon dioxide emissions from existing fossil-fueled electric generating units of 30% below 2005 levels by 2030. The public comment period closed December 1, 2014, and the Environmental Protection Agency is expected to issue its final guidelines to address carbon dioxide emissions from existing fossil-fueled electric generating units in the summer of 2015 at the same time the agency releases the final new source performance standards for modified and new sources.

In November 2014, President Obama announced a climate agreement with China in which the U.S. agreed to reduce greenhouse gas emissions 26-28% by 2025 from 2005 levels and China agreed that its emissions would peak by 2030 and it would aim to have 20% of its energy sources be non-carbon. While the discussions continue at the federal and international level over the direction of climate change policy, several states have continued to implement state-specific laws or regional initiatives to mitigate greenhouse gas emissions.

The impact of future federal, regional, state and international accords, legislation, regulation or judicial proceedings related to climate change cannot be quantified in any meaningful range at this time. New requirements limiting greenhouse gas emissions could have a material adverse impact on BHE and its subsidiaries, depending on the timing and scope of such requirements.

BHE continues to take actions to mitigate greenhouse gas emissions. For example, as of December 31, 2014, BHE subsidiaries owned 5,168 megawatts of wind-powered generating capacity in operation and under construction, which when completed is estimated to cost over $9 billion, and 1,286 megawatts of solar generating capacity in operation and under construction, which when completed is estimated to cost approximately $6 billion.

Non-Energy Businesses

BHE also owns HomeServices of America, Inc. (“HomeServices”), the second largest full-service residential real estate brokerage firm in the United States. In addition to providing traditional residential real estate brokerage services, HomeServices offers other integrated real estate services, including mortgage originations and mortgage banking, title and closing services, property and casualty insurance, home warranties, relocation services and other home-related services. It operates under 30 residential real estate brand names with over 24,000 sales associates in over 460 brokerage offices in 25 states.

HomeServices’ principal sources of revenue are dependent on residential real estate sales, which are generally higher in the second and third quarters of each year. This business is highly competitive and subject to the general real estate market conditions.

In October 2012, HomeServices acquired a 66.7% interest in the second largest residential real estate brokerage franchise network in the United States, which offers and sells independently owned and operated residential real estate brokerage franchises. HomeServices’ franchise network currently includes over 440 franchisees in over 1,500 brokerage offices in 49 states with over 43,000 sales associates under three brand names. In exchange for certain fees, HomeServices provides the right to use the Berkshire Hathaway HomeServices, Prudential and Real Living brand names and other related service marks. In 2013, HomeServices began rebranding certain of its Prudential franchisees as Berkshire Hathaway HomeServices. As of December 31, 2014, over 170 franchisees have been rebranded.

McLane Company—McLane Company, Inc. (“McLane”) provides wholesale distribution services in all 50 states to customers that include convenience stores, discount retailers, wholesale clubs, drug stores, military bases, quick service restaurants and casual dining restaurants. McLane provides wholesale distribution services to Wal-Mart Stores, Inc. (“Wal-Mart”), which accounts for approximately 24% of McLane’s revenues. McLane also has other significant customers, including 7-Eleven and Yum! Brands. A curtailment of purchasing by Wal-Mart or its other significant customers could have a material adverse impact on McLane’s periodic revenues and earnings. McLane’s business model is based on a high volume of sales, rapid inventory turnover and stringent expense controls. Operations are currently divided into four business units: grocery distribution, foodservice distribution, beverage distribution, and software development. In 2014, the grocery and foodservice units comprised approximately 98.5% of the total revenues of the company. McLane and its subsidiaries employ approximately 22,000 associates.

McLane’s grocery distribution unit, based in Temple, Texas, maintains a dominant market share within the convenience store industry and serves most of the national convenience store chains and major oil company retail outlets. Grocery operations provide products to approximately 46,000 retail locations nationwide, including Wal-Mart. McLane’s grocery distribution unit operates 23 facilities in 19 states.

McLane’s foodservice distribution unit, based in Carrollton, Texas, focuses on serving the quick service restaurant industry with high quality, timely-delivered products. Operations are conducted through 18 facilities in 16 states. The foodservice distribution unit services approximately 21,000 chain restaurants nationwide. On August 24, 2012, McLane acquired Meadowbrook Meat Company (MBM). MBM, based in Rocky Mount, North Carolina, is a large customized foodservice distributor for national restaurant chains. MBM operates from 34 distribution facilities in 16 states. MBM services approximately 15,000 chain restaurants nationwide.

On April 23, 2010, McLane acquired Kahn Ventures, parent company of Empire Distributors and Empire Distributors of North Carolina. Kahn Ventures and its subsidiaries are wholesale distributors of distilled spirits, wine and beer. Operations are conducted through nine distribution centers in two states. Kahn Ventures acquired Horizon Wine and Spirits, Inc., on December 31, 2010, Delta Wholesale Liquors on April 30, 2012 and Baroness Small Estates, Inc., a wine distributor, on February 21, 2014. These operations are conducted through three distribution centers located in Tennessee and in Colorado. The beverage unit services approximately 19,000 retail locations in the Southeastern United States and Colorado.

Manufacturing Businesses

Berkshire’s numerous and diverse manufacturing businesses are grouped into three categories: (1) industrial and end-user products, (2) building products and (3) apparel. Each of these business groups are described below.

Industrial and end-user products

In 2008, Berkshire acquired approximately 64% of the outstanding common stock of Marmon Holdings, Inc. (“Marmon”), a private company then owned by trusts for the benefit of members of the Pritzker Family of Chicago. On various dates in 2010, 2012 and 2013, Berkshire acquired additional shares of outstanding stock held by noncontrolling shareholders and beginning as of December 31, 2013 owned substantially all of Marmon. Marmon is currently comprised of three autonomous companies consisting of thirteen diverse business sectors and approximately 185 independent manufacturing and service businesses. Marmon operates approximately 358 manufacturing, distribution and service facilities, which are located primarily in the United States, as well as in 22 other countries worldwide. Marmon’s transportation equipment manufacturing, repair and leasing businesses under UTLX Company are discussed in Finance and Financial Products businesses. Marmon’s other diversified manufacturing and service operations are referred to as “Marmon manufacturing” and discussed further below.

Marmon manufacturing includes Marmon Engineered Components Company (“Engineered Components”), Marmon Retail Technologies Company (“Retail Technologies”) and the Engineered Wire & Cable operations within Marmon Energy Services Company (“Energy Services”). The Engineered Wire & Cable sector supplies electrical and electronic wire and cable for energy related markets and other industries.

Marmon Engineered Components includes the following three sectors: Distribution Services provides specialty metal pipe and tubing, bar and sheet products to markets including construction, industrial, aerospace and many others; Electrical & Plumbing Distribution Products supplies electrical building wire primarily for residential and commercial construction, and copper tube for the plumbing, HVAC, refrigeration and industrial markets, through the wholesale channel; and Industrial Products manufactures and markets metal fasteners and fastener coatings for the construction, industrial and other markets, gloves for industrial markets, portable lighting equipment for mining and safety markets and overhead electrification equipment for mass transit systems. Industrial Products also provides custom-machined aluminum and brass forgings for the construction, energy, recreation and other industries, brass fittings and valves for commercial and industrial applications, and drawn aluminum tubing and extruded aluminum shapes for the construction, automotive, appliance, medical and other markets.

Marmon Retail Technologies includes the following seven sectors: Foodservice Technologies supplies commercial food preparation equipment for restaurants and fast food chains; Beverage Technologies produces beverage dispensing and cooling equipment to foodservice retailers; Highway Technologies primarily serves the heavy-duty highway transportation industry with trailers, fifth wheel coupling devices and undercarriage products such as brake parts and suspension systems, and also serves the light vehicle aftermarket with clutches and related products; Retail Store Equipment provides shelving systems, other merchandising displays and related services and shopping carts for retail stores as well as material handling and security carts and automation equipment for many industries; Retail Science delivers retail market solutions to brands and retailers including merchandising displays, in-store digital merchandising and marketing programs; Water Treatment manufactures and markets residential water softening, purification and refrigeration filtration systems, treatment systems for industrial markets including power generation, oil and gas, chemical, and pulp and paper, gear drives for irrigation systems and cooling towers, and air-cooled heat exchangers; and Retail Products supplies electrical building wire, plumbing tube and brass fittings through the home center channel as well as work and garden gloves sold at retail.

In September 2011, Berkshire acquired The Lubrizol Corporation (“Lubrizol”). Lubrizol is a specialty chemical company that produces and supplies technologies for the global transportation, industrial, oilfield and consumer markets. Since 2011, Lubrizol has completed a number of bolt-on acquisitions, including three in 2014. On August 1, 2014, Lubrizol completed the acquisition of Vesta, a leading contract manufacturer of silicone medical products and thermoplastic extruded components for the medical device industry. On December 31, 2014, Lubrizol, acquired Warwick Chemicals, a leading global developer, producer and supplier of stain removal technology with hygiene benefits for fabric care applications. On December 31, 2014, Lubrizol also completed the acquisition in the United States and Canada of Weatherford International’s global oilfield chemicals business, known as Engineered Chemistry and its United States drilling fluids business, known as Integrity Industries. Lubrizol also agreed to acquire other Weatherford International businesses in other parts of the world, which transactions are expected to close throughout 2015. On February 26, 2014, Berkshire completed an acquisition of Phillips 66’s flow improver business, which is a global supplier of pipeline flow improver products. The business was renamed Lubrizol Specialty Products, Inc. and is independently managed by a separate management team overseen by Lubrizol. Lubrizol operates facilities in 28 countries (including production facilities in 18 countries and laboratories in 15 countries).

Lubrizol currently operates in three business sectors: (1) Lubrizol Additives, which includes engine additives, driveline additives and industrial specialties products; (2) Lubrizol Advanced Materials, which includes personal and home care, engineered polymers, performance coatings, and life science solutions; and (3) Lubrizol Oilfield Solutions, which includes oilfield specialty chemicals and pipeline flow improvers. Lubrizol’s products are used in a broad range of applications including engine oils, transmission fluids, gear oils, specialty driveline lubricants, fuel additives, refineries and oilfields, pipelines, metalworking fluids, compressor lubricants, greases for transportation and industrial applications, over-the-counter pharmaceutical products, performance coatings, personal care products, sporting goods and plumbing and fire sprinkler systems. Lubrizol is an industry leader in many of the markets in which it competes. Its principal lubricant additives competitors are Infineum International Ltd., Chevron Oronite Company and Afton Chemical Corporation. The advanced materials industry is highly fragmented with a variety of competitors in each product line. Principal oilfield chemicals competitors include Nalco Energy Services, Baker Hughes Inc., Schlumberger Ltd., and Halliburton Company.

From a base of approximately 2,900 patents, Lubrizol uses its technological leadership position in product development and formulation expertise to improve the quality, value and performance of its products, as well as to help minimize the environmental impact of those products. Lubrizol uses many specialty and commodity chemical raw materials in its manufacturing processes and uses base oil in processing and blending additives. Raw materials are primarily feedstocks derived from petroleum and petrochemicals and, generally, are obtainable from several sources. The materials that Lubrizol chooses to purchase from a single source typically are subject to long-term supply contracts to ensure supply reliability. Lubrizol markets its products worldwide through a direct sales organization and sales agents and distributors. Lubrizol’s customers principally consist of major global and regional oil companies and industrial and consumer products companies that are located in more than 120 countries. Some of its largest customers also may be suppliers. In 2014, no single customer accounted for more than 10% of Lubrizol’s consolidated revenues.

Lubrizol continues to implement a multi-year phased investment plan to increase global manufacturing capacity, upgrade operations and ensure compliance with health, safety and environmental requirements. As part of the investment plan, in August 2013, Lubrizol completed construction of its $310 million additives manufacturing facility and research laboratory in Zhuhai, China, and Lubrizol is investing approximately $200 million to increase chlorinated polyvinyl chloride resin and compounding capacity by the end of 2015 to meet global customer demand.

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

Berkshire acquired an 80% interest in IMC International Metalworking Companies B.V. (“IMC B.V.”) in 2006. On April 29, 2013, Berkshire acquired the remaining 20% noncontrolling interests of IMC B.V. Through its subsidiaries, IMC B.V. is one of the world’s three largest multinational manufacturers of consumable precision carbide metal cutting tools for applications in a broad range of industrial end markets. IMC B.V.’s principal brand names include ISCAR®, TaeguTec®, Ingersoll®, Tungaloy®, Unitac®, UOP®, It.te.di®, Tool—Flo® and Outiltec®. IMC B.V.’s manufacturing facilities are located mainly in Israel, United States, Germany, Italy, France, Switzerland, South Korea, China, India, Japan and Brazil.

IMC B.V. has five primary product lines: milling tools, gripping tools, turning/thread tools, drilling tools and tooling. The main products are split within each product line between consumable cemented tungsten carbide inserts and steel tool holders. Inserts comprise the vast majority of sales and earnings. Metal cutting inserts are used by industrial manufacturers to cut metals and are consumed during their use in cutting applications. IMC B.V. manufactures hundreds of types of highly engineered inserts within each product line that are tailored to maximize productivity and meet the technical requirements of customers.

IMC B.V.’s global sales and marketing network has representatives in virtually every major manufacturing center around the world staffed with highly skilled engineers and technical personnel. IMC B.V.’s customer base is very diverse, with its primary customers being large, multinational businesses in the automotive, aerospace, engineering and machinery industries. IMC B.V. operates a regional central warehouse system with locations in Israel, United States, Belgium, Korea, Japan and Brazil. Additional small quantities of products are maintained at local IMC B.V. offices in order to provide on-time customer support and inventory management.

IMC B.V. competes in the metal cutting tools segment of the global metalworking tools market. The segment includes hundreds of participants who range from small, private manufacturers of specialized products for niche applications and markets to larger, global multinationals (such as Sandvik and Kennametal, Inc.) with a wide assortment of products and extensive distribution networks.

Forest River, Inc. (“Forest River”) is a manufacturer of recreational vehicles, utility, cargo trailers, buses and pontoon boats, headquartered in Elkhart, Indiana. Its products are sold in the United States and Canada through an independent dealer network. Forest River has manufacturing facilities in six states.

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

The Scott Fetzer companies are a diversified group of businesses that manufacture, distribute, service and finance a wide variety of products for residential, industrial and institutional use. The most significant of these businesses are Kirby home cleaning systems and related businesses. Albecca Inc. (“Albecca”), headquartered in Norcross, Georgia, does business primarily under the Larson-Juhl® name. Albecca designs, manufactures and distributes a complete line of high quality, branded custom framing products, including wood and metal moulding, matboard, foamboard, glass, equipment and other framing supplies in the U.S., Canada and 15 countries outside of North America. Richline Group, Inc. is the business platform providing financial, operations and marketing support to its four independent strategic business units: Richline Brands, LeachGarner, Rio Grande and Inverness. Each business unit is uniquely a manufacturer and marketer of precious metal products to specific target markets including large jewelry chains, department stores, shopping networks, mass merchandisers, e-commerce retailers and artisans plus worldwide manufacturers and wholesalers.

Berkshire’s industrial and end-user products manufacturers employ approximately 54,000 persons in the aggregate.

Building Products

Shaw Industries Group, Inc. (“Shaw”), headquartered in Dalton, Georgia, is the world’s largest carpet manufacturer based on both revenue and volume of production. Shaw designs and manufactures over 3,700 styles of tufted carpet, laminate and wood flooring for residential and commercial use under about 30 brand and trade names and under certain private labels. Shaw also provides installation services and sells ceramic and vinyl tile along with sheet vinyl. Shaw’s manufacturing operations are fully integrated from the processing of raw materials used to make fiber through the finishing of carpet. Shaw’s carpet and hard surface products are sold in a broad range of prices, patterns, colors and textures. Shaw acquired Sportexe (now Shaw Sports Turf) in 2009 and Southwest Greens International, LLC in 2011 which provides an entry into the synthetic sports turf, golf greens and landscape turf markets. During 2014, Shaw exited the woven rug business.

Shaw products are sold wholesale to over 32,000 retailers, distributors and commercial users throughout the United States, Canada and Mexico and are also exported to various overseas markets. Shaw’s wholesale products are marketed domestically by over 2,500 salaried and commissioned sales personnel directly to retailers and distributors and to large national accounts. Shaw’s nine carpet, three hard surface and one sample full-service distribution facilities and 23 redistribution centers, along with centralized management information systems, enable it to provide prompt and efficient delivery of its products to both its retail customers and wholesale distributors.

Substantially all carpet manufactured by Shaw is tufted carpet made from nylon, polypropylene and polyester. In the tufting process, yarn is inserted by multiple needles into a synthetic backing, forming loops which may be cut or left uncut, depending on the desired texture or construction. During 2014, Shaw processed approximately 97% of its requirements for carpet yarn in its own yarn processing facilities. The availability of raw materials continues to be good but costs are impacted by petro-chemical and natural gas price changes. Raw material cost changes are periodically factored into selling prices to customers.

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

Johns Manville (“JM”) is a leading manufacturer and marketer of premium-quality products for building insulation, mechanical insulation, commercial roofing and roof insulation, as well as fibers and nonwovens for commercial, industrial and residential applications. JM serves markets that include aerospace, automotive and transportation, air handling, appliance, HVAC, pipe insulation, filtration, waterproofing, building, flooring, interiors and wind energy. Fiber glass is the basic material in a majority of JM’s products, although JM also manufactures a significant portion of its products with other materials to satisfy the broader needs of its customers. Raw materials are readily available in sufficient quantities from various sources for JM to maintain and expand its current production levels. JM regards its patents and licenses as valuable, however it does not consider any of its businesses to be materially dependent on any single patent or license. JM is headquartered in Denver, Colorado, and operates 44 manufacturing facilities in North America, Europe and China and conducts research and development at its technical center in Littleton, Colorado and at other facilities in the U.S. and Europe.

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

MiTek Industries, Inc. (“MiTek”) is based in Chesterfield, Missouri and operates in three separate markets: residential, commercial, and industrial. The residential market has operations in 20 countries, where MiTek is the world’s leading supplier of engineered connector products, construction hardware, engineering software and services and computer-driven manufacturing machinery to the truss component segment of the building components industry. MiTek’s primary customers are component manufacturers who manufacture prefabricated roof and floor trusses and wall panels for the residential building market. MiTek also sells construction hardware to commercial distributors and do-it-yourself retail stores under the USP® Structural Connectors name. The commercial business includes products and services sold to the commercial construction industry. The commercial market product offering includes curtain wall systems (Benson Industries, Inc.), anchoring systems for masonry and stone (Hohmann & Barnard, Inc.), light gauge steel framing products (Aegis Metal Framing Division of MiTek USA, Inc.), and engineering services for a proprietary high-performance steel frame connection (SidePlate Systems, Inc.).

MiTek’s industrial operations include the following products and services: automated machinery for the battery manufacturing industry (TBS Engineering, Ltd.), highly customized air handling systems sold to commercial, institutional and industrial markets (TMI Climate Solutions, Inc.), design and supply of Nuclear Safety Related HVAC systems and components (Ellis & Watts Global Industries, Inc.), energy recovery and dehumidification systems for commercial applications (Heat-Pipe Technology, Inc.) and pre-engineered and pre-fabricated custom structural mezzanines and platforms for distribution and manufacturing facilities (Cubic Designs, Inc.). MiTek operates on 6 continents with sales into over 100 countries. MiTek has 43 manufacturing facilities located in 12 countries and 53 sales/engineering offices located in 19 countries.

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

Benjamin Moore relies primarily on an independent dealer network for distribution of its products. Benjamin Moore’s distribution network includes approximately 52 company-owned stores as well as over 3,300 independent retailers currently representing over 5,000 storefronts in the United States and Canada. Benjamin Moore’s company-owned stores represent several multiple-outlet chains in various parts of the United States and Canada serving primarily contractors and general consumers. The independent dealer channel offers a broad array of products including Benjamin Moore®, Coronado® and Insl-x® brands and other competitor coatings, wall coverings, window treatments and sundries. In addition, Benjamin Moore operates an on-line “pick up in store” program, which allows consumers to place orders via an e-commerce site or for national accounts and government agencies via its customer information center. These orders may be picked up at the customer’s nearest dealer.

Acme Brick Company (“Acme”) headquartered in Fort Worth, Texas, manufactures and distributes clay bricks (Acme Brick® and Jenkins Brick), concrete block (Featherlite) and cut limestone (Texas Quarries). In addition, Acme and its subsidiaries distribute a number of other building products of other manufacturers, including floor and wall tile, wood flooring and other masonry products. Products are sold primarily in the South Central and South Eastern United States through company-operated sales offices. Acme distributes products primarily to homebuilders and masonry and general contractors.

Acme and its affiliates operate 26 clay brick manufacturing facilities located in eight states, six concrete block facilities in Texas and two stone fabrication facilities located in Texas and Alabama. In addition, Acme and its subsidiaries operate a glass block fabrication facility, a concrete bagging facility and a stone burnishing facility, all located in Texas. The demand for Acme’s products is seasonal, with higher sales in the warmer weather months, and is subject to the level of construction activity, which is cyclical. Acme also owns and leases properties and mineral rights that supply raw materials used in many of its manufactured products. Acme’s raw materials supply is believed to be adequate into the foreseeable future.

Demand for products of Berkshire’s building products businesses is affected to varying degrees by commercial construction and industrial activity in the U.S. and Europe and the level of housing construction. The building products businesses are subject to a variety of federal, state and local environmental laws and regulations. These laws and regulations regulate the discharge of materials into the air, land and water and govern the use and disposal of hazardous substances. Berkshire’s building products manufacturers employ approximately 36,000 people in the aggregate.

Apparel

Berkshire’s apparel manufacturing businesses include manufacturers of a variety of clothing and footwear. Businesses engaged in the manufacture and distribution of clothing products include Fruit of the Loom, Inc. (“Fruit”), Russell Brands, LLC (“Russell”), Vanity Fair Brands, LP (“VFB”), Garan and Fechheimer Brothers. Berkshire’s footwear businesses include H.H. Brown Shoe Group, Justin Brands and Brooks Sports. These businesses employ approximately 37,000 persons in the aggregate.

Fruit, Russell and VFB (together “FOL”) are headquartered in Bowling Green, Kentucky. FOL is primarily a vertically integrated manufacturer and distributor of basic apparel, underwear, casualwear, athletic apparel and hardgoods. Products, under the Fruit of the Loom® and JERZEES® labels are primarily sold in the mass merchandise and wholesale markets. In the VFB product line, Vassarette®, Bestform® and Curvation® are sold in the mass merchandise market, while Vanity Fair® and Lily of France® products are sold to mid-tier chains and department stores. FOL also markets and sells athletic uniforms, apparel, sports equipment and balls to team dealers; collegiate licensed tee shirts and fleecewear to college bookstores and mid-tier merchants; and athletic apparel, sports equipment and balls to sporting goods retailers under the Russell Athletic® and Spalding® brands. Additionally, Spalding® markets and sells balls in the mass merchandise market and dollar store channels. In 2014, approximately 35% of FOL’s sales were to Wal-Mart.

FOL generally performs its own spinning, knitting, cloth finishing, cutting, sewing and packaging for apparel. For the North American market which comprised about 81% of FOL’s net sales in 2014, the majority of its capital-intensive spinning operations are located in highly automated facilities in the United States with cloth manufacturing performed in Honduras. Labor-intensive cutting, sewing and packaging operations are located in lower labor cost facilities in Central America and the Caribbean. For the European market, products are either sourced from third-party contractors in Europe or Asia or sewn in Morocco from textiles internally produced in Morocco. FOL’s bras, athletic equipment, sporting goods and other athletic apparel lines are generally sourced from third-party contractors located primarily in Asia.

U.S.-grown cotton and polyester fibers are the main raw materials used in the manufacturing of FOL’s apparel products and are purchased from a limited number of third-party suppliers. Management currently believes there are readily available alternative sources of raw materials. However, if relationships with suppliers cannot be maintained or delays occur in obtaining alternative sources of supply, production could be adversely affected, which could have a corresponding adverse effect on results of operations. Additionally, raw materials are subject to price volatility caused by weather, supply conditions, government regulations, economic climate and other unpredictable factors. FOL has secured contracts to purchase cotton to meet the majority of its production plans for 2015. In 2013 and 2014, cotton market prices were in the range of $0.69 to $0.93 per pound which approximates the ten year average price. FOL’s markets are highly competitive, consisting of many domestic and foreign manufacturers and distributors. Competition is generally based upon product style, quality, customer service and price.

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

Justin Brands and H.H. Brown Shoe Group manufacture and distribute work, rugged outdoor and casual shoes and western-style footwear under a number of brand names, including Justin, Tony Lama®, Nocona®, Chippewa®, BØRN®, B•Ø•C®, Carolina®, Söfft, Double-H Boots®, Eürosoft®, and Softspots®. Brooks Sports markets and sells performance running footwear and apparel to specialty and national retailers and directly to consumers under Brooks® and Moving Comfort® brands. In 2014 and 2013, Brooks® maintained a #1 market share position in performance running footwear with specialty retailers. A significant volume of the shoes sold by Berkshire’s shoe businesses are manufactured or purchased from sources outside the United States. Products are sold worldwide through a variety of channels including department stores, footwear chains, specialty stores, catalogs and the Internet, as well as through company-owned retail stores.

Service and Retailing Businesses

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

FlightSafety is also a leader in the design and manufacture of full flight simulators, visual systems, displays and other advanced technology training devices. This equipment is used to support FlightSafety training programs and is offered for sale to airlines and government and military organizations around the world. Manufacturing facilities are located in Oklahoma, Missouri and Texas. FlightSafety strives to maintain and manufacture simulators and develop courseware using state of the art technology and invests in research and development as it builds new equipment and training programs.

NetJets Inc. (“NetJets”) is the world’s leading provider of fractional ownership programs for general aviation aircraft. NetJets’ executive offices and U.S. operations are located in Columbus, Ohio, with most of its logistical and flight operations based at Port Columbus International Airport. NetJets’ European operations are based in Lisbon, Portugal. Operations in China are based in the Zhuhai Guangdong Province. The fractional ownership concept is designed to meet the needs of customers who cannot justify the purchase of an entire aircraft based upon expected usage. In addition, fractional ownership programs are available for corporate flight departments seeking to outsource their general aviation needs or add capacity for peak periods, and for others that previously chartered aircraft.

NetJets’ fractional aircraft ownership programs permit customers to acquire a specific percentage of a certain aircraft type and allow customers to utilize the aircraft for a specified number of flight hours per annum. In addition, NetJets offers prepaid flight cards and aviation solutions that provide aircraft management, ground support and flight operation services under a number of programs including NetJets Shares™, NetJets Leases™ and the Marquis Jet Card®. In 2010, NetJets introduced the NetJets Signature Series™ of aircraft, which have been customized from design through production based on input received from aircraft owners.

NetJets is subject to the rules and regulations of the Federal Aviation Administration, the National Institute of Civil Aviation of Portugal, the European Aviation Safety Agency and the Civil Aviation Administration of China. Regulations address aircraft registration, maintenance requirements, pilot qualifications and airport operations, including flight planning and scheduling as well as security issues and other matters. NetJets places great emphasis on safety and customer service. Its programs are designed to offer customers guaranteed availability of aircraft, low and predictable operating costs and increased liquidity.

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

TTI’s franchise distribution agreements with the industry’s leading suppliers allow it to uniquely leverage its product cost and to expand its business by providing new lines and products to its customers. TTI operates sales offices and distribution centers from more than 100 locations throughout North America, Europe, Asia and Israel. In 2012, TTI acquired Sager Electrical Supply Company, Inc. (“Sager”), a leading distributor of electronic components headquartered in Middleborough, Massachusetts. Sager’s business is focused on becoming a power specialist in the electronics distribution market. During 2014, TTI acquired PowerGate, LLC, a recognized power specialist in the North American market, to strengthen Sager’s industry position as a power specialist.

Business Wire provides electronic dissemination of full-text news releases to the media, online services and databases and the global investment community in 150 countries and in 45 languages. Roughly 92% of the company’s revenue comes from its core business of news distribution. The Buffalo News and BH Media Group, Inc. (“BHMG”) are publishers of 30 daily and 41 weekly newspapers in upstate New York, New Jersey, Nebraska, Iowa, Oklahoma, Texas, Virginia, Tennessee, North Carolina, South Carolina, Alabama and Florida. The newspapers operate in small to mid-sized markets with strong local community connections. Beginning in 2014, BHMG also manages WPLG, Inc. an ABC affiliate broadcast station in Miami, Florida. WPLG was acquired from Graham Holdings Company on June 30, 2014, and is a wholly-owned subsidiary of National Indemnity Company.

International Dairy Queen services a worldwide system of over 6,500 stores operating under the names Dairy Queen®, Orange Julius® and Karmelkorn® that offer various dairy desserts, beverages, prepared foods, blended fruit drinks, popcorn and other snack foods. Precision Steel and its affiliates operate steel service centers in the Chicago and Charlotte metropolitan areas. The service centers buy stainless steel, low carbon sheet and strip steel, coated metals, spring steel and other metals, cut these metals to order, and sell them to customers involved in a wide variety of industries.

On December 12, 2014, Berkshire acquired Charter Brokerage (“Charter”), a leading non-asset based third party logistics provider to the petroleum and chemical industries. Charter service offerings include customs clearance, drawback of duties and taxes and fees, freight forwarding, marine logistics and administration of foreign trade zone storage and distribution facilities. Charter Brokerage’s offices are located in Connecticut, Texas, New York, Florida and Alberta, Canada.

Berkshire’s service businesses employ approximately 21,500 people in the aggregate.

Retailing Businesses

Berkshire’s retailing businesses principally consist of several independently managed home furnishings and jewelry operations. These retailers have approximately 15,000 employees. Information regarding each of these operations follows.

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

NFM operates its business from two very large retail complexes with almost one million square feet of retail space and sizable warehouse and administrative facilities in Omaha, Nebraska and Kansas City, Kansas. NFM is the largest furniture retailer in each of these markets. NFM also owns Homemakers Furniture located in Des Moines, Iowa, which has approximately 215,000 square feet of retail space. In late 2011, NFM announced that it plans to build a new retail store, warehouse and administrative facility in a suburb of Dallas, Texas. The store is expected to include approximately 1.8 million square feet of retail and warehouse space and anchor a multi-use retail and entertainment development site. The completion of the new facilities is scheduled for 2015.

R.C. Willey, based in Salt Lake City, Utah, is the dominant home furnishings retailer in the Intermountain West region of the United States. R.C. Willey operates 11 retail stores, one retail clearance facility and three distribution centers. These facilities include approximately 1.7 million square feet of retail space with seven stores located in Utah, one store in Idaho, three stores in Nevada and one store in California.

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

Borsheim Jewelry Company, Inc. (“Borsheims”) operates from two locations in Nebraska, a 62,000 square foot flagship store in Omaha and a 5,500 square foot outlet store in Gretna. Borsheims is a high volume retailer of fine jewelry, watches, crystal, china, stemware, flatware, gifts and collectibles. Helzberg’s Diamond Shops, Inc. (“Helzberg”) is based in North Kansas City, Missouri, and operates a chain of 233 retail jewelry stores in 36 states, which includes approximately 500,000 square feet of retail space. Helzberg’s stores are located in malls, lifestyle centers, power strip centers and outlet malls, and all stores operate under the name Helzberg Diamonds® or Helzberg Diamonds Outlet®. The Ben Bridge Corporation (“Ben Bridge Jeweler”), based in Seattle, Washington, operates a chain of 87 upscale retail jewelry stores located in 11 states that are primarily in the Western United States and British Columbia, Canada. Twenty-five of its retail locations are concept stores that sell only PANDORA jewelry. Principal products include finished jewelry and timepieces. Ben Bridge Jeweler stores are located primarily in major shopping malls. Berkshire’s retail jewelry operations are subject to seasonality with over one-third of 2014 annual revenues earned in the fourth quarter.

Also included in Berkshire’s group of retailing businesses are See’s Candies (“See’s”), The Pampered Chef, LTD (“TPC”) and Oriental Trading Company, Inc. (“OTC”). See’s produces boxed chocolates and other confectionery products with an emphasis on quality and distinctiveness in two large kitchens in Los Angeles and San Francisco and one smaller facility in Burlingame, California. See’s operates approximately 240 retail and quantity discount stores located mainly in California and other Western states. See’s revenues are highly seasonal with nearly half of its annual revenues earned in the fourth quarter. TPC is a premier direct seller of high quality kitchen tools with operations in the United States, Canada, the United Kingdom and Germany. TPC product portfolio consists of approximately 445 TPC branded items in twelve categories, which are researched, designed and tested by TPC and manufactured by third-party suppliers. TPC products are available primarily through a sales force of independent consultants. OTC is a leading multi-channel retailer and online destination for value-priced party supplies, arts and crafts, toys and novelties, school supplies, educational games and giftware. OTC, based in Omaha, Nebraska, serves a broad base of nearly four million customers annually, including consumers, schools, churches, non-profit organizations and other businesses. OTC operates a number of websites and utilizes multiple print and online marketing efforts.

Finance and Financial Products

Clayton Homes, Inc. (“Clayton”), headquartered near Knoxville, Tennessee, is a vertically integrated manufactured housing company. At December 31, 2014, Clayton operated 35 manufacturing plants in 12 states. Clayton’s homes are marketed in 48 states through a network of 1,662 retailers, including 326 company-owned home centers. Financing is offered through its finance subsidiaries to purchasers of Clayton’s manufactured homes as well as those purchasing homes from selected independent retailers.

Clayton competes at the manufacturing, retail and finance levels on the basis of price, service, delivery capabilities and product performance and considers the ability to make financing available to retail purchasers a major factor affecting the market acceptance of its product. Retail sales are supported by Clayton’s offering of various financing and insurance programs.

Financing programs support company-owned home centers and select independent retailers. Proprietary loan underwriting guidelines have been developed and include gross income, debt to income limits and credit score requirements, which are considered in evaluating loan applicants. Approximately 65% of the originations are home-only loans and the remaining 35% have land as additional collateral. The average down payment is approximately 18%, which may be from cash or land equity. Each loan with land is independently appraised in order to establish the value of the land. Originations are all at fixed rates and for fixed terms. Loans outstanding also include bulk purchases of contracts and mortgages from banks and other lenders. Clayton also provides inventory financing to certain independent retailers and services housing contracts and mortgages that were not purchased or originated. The bulk contract purchases and servicing arrangements may relate to the portfolios of other lenders or finance companies, governmental agencies, or other entities that purchase and hold housing contracts and mortgages. Clayton also acts as agent on physical damage insurance policies, home buyer protection plan policies and other programs.

UTLX Company (“UTLX”), headquartered in Chicago, Illinois, operates railcar, crane, intermodal tank container, manufacturing and service businesses under several brand names. Union Tank Car is a leading designer, builder and full-service lessor of tank cars and other specialized railcars. Union Tank Car and its Canadian affiliate Procor own a fleet of over 105,000 railcars which they lease to chemical, petrochemical, energy and agricultural/food customers across North America, supported by railcar repair facilities and mobile units. Union Tank Car also manufactures tank cars in two U.S. plants. Sterling Crane in Canada and the U.S. and Freo Group in Australia are major mobile crane service providers with a total fleet of approximately 950 cranes primarily serving energy, mining and petrochemical markets. EXSIF Worldwide is a leading international lessor of intermodal tank containers with a fleet of approximately 44,500 units primarily serving chemical producers and logistics operators. UTLX also operates several other manufacturing and service businesses including Enersul, Penn Machine, Railserve, Trackmobile, Uni-Form Components and McKenzie Valve, which serve domestic and international customers primarily in the transportation and energy industries.

UTLX has a large number of customers diversified both geographically and across industries. UTLX, while subject to cyclicality and significant competition in all of its markets, successfully competes by offering a broad range of high quality products and services targeted at its niche markets from geographically strategic locations. Railcars and intermodal tank containers are usually leased for multiple-year terms and most of the leases are renewed upon expiration. As a result of selective ongoing capital investment and high maintenance standards, utilization rates (the number of units on lease to total units available) of UTLX’s railcar, crane and intermodal tank container equipment remains relatively high over time. While tank cars operate in a highly regulated environment in North America, regulatory changes are not expected to materially impact UTLX’s operational capability, competitive position, or financial strength.

XTRA Corporation (“XTRA”), headquartered in St. Louis, Missouri, is a leading transportation equipment lessor operating under the XTRA Lease® brand name. XTRA manages a diverse fleet of approximately 75,000 units located at 53 facilities throughout the United States. The fleet includes over-the-road and storage trailers, chassis, temperature controlled vans and flatbed trailers. XTRA is one of the largest lessors (in terms of units available) of over-the-road trailers in North America. Transportation equipment customers lease equipment to cover cyclical, seasonal and geographic needs and as a substitute for purchasing equipment. Therefore, as a provider of marginal capacity of transportation equipment, XTRA’s utilization rates and operating results tend to be cyclical. In addition, transportation providers often use leasing to maximize their asset utilization and reduce capital expenditures. By maintaining a large fleet, XTRA is able to provide customers with a broad selection of equipment and quick response times.

CORT Business Services Corporation is the leading national provider of rental relocation services including rental furniture, accessories and related services in the “rent-to-rent” segment of the furniture rental industry. BH Finance LLC invests in fixed-income and equity instruments. BH Finance LLC has also entered into derivative contracts involving foreign currency, equity price and credit default risk. However, such derivative contracts are currently comprised of equity index contracts and a credit default contract that were entered into in 2009 and prior years. These activities are managed from Berkshire’s corporate headquarters. Management recognizes and accepts that losses may occur due to the nature of these activities as well as the markets in general. Berkshire’s finance and financial products businesses employ approximately 21,000 persons.

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

Berkshire and its subsidiaries (referred to herein as “we,” “us,” “our” or similar expressions) are subject to certain risks and uncertainties in its business operations which are described below. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties that are presently unknown or are currently deemed immaterial may also impair our business operations.

We are dependent on a few key people for our major investment and capital allocation decisions.

Major investment decisions and all major capital allocation decisions are made by Warren E. Buffett, Chairman of the Board of Directors and CEO, age 84, in consultation with Charles T. Munger, Vice Chairman of the Board of Directors, age 91. If for any reason the services of our key personnel, particularly Mr. Buffett, were to become unavailable, there could be a material adverse effect on our operations. However, Berkshire’s Board of Directors has identified certain current Berkshire subsidiary managers who, in their judgment, are capable of succeeding Mr. Buffett. Berkshire’s Board has agreed on a replacement for Mr. Buffett should a replacement be needed currently. The Board continually monitors this risk and could alter its current view regarding a replacement for Mr. Buffett in the future. We believe that the Board’s succession plan, together with the outstanding managers running our numerous and highly diversified operating units helps to mitigate this risk.

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

In the years since our present management acquired control of Berkshire, our book value per share has grown at a highly satisfactory rate. Because of the large size of our capital base (Berkshire shareholders’ equity of approximately $240 billion as of December 31, 2014), our book value per share will very likely not increase in the future at a rate even close to its past rate.

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

A large percentage of our investments are held in our insurance companies and a decrease in the fair values of our investments could produce a large decline in statutory surplus. Our large statutory surplus is a competitive advantage, and a material decline could have a materially adverse affect on our ability to write new insurance business thus affecting our future underwriting profitability.

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

Our operating businesses are subject to normal economic cycles affecting the economy in general or the industries in which they operate. To the extent that the economy deteriorates for a prolonged period of time, one or more of our significant operations could be materially harmed. In addition, our utilities and energy businesses, our railroad business and our manufactured housing business regularly utilize debt as a component of their capital structures. These businesses depend on having access to borrowed funds through the capital markets at reasonable rates. To the extent that access to the capital markets is restricted or the cost of funding increases, these operations could be adversely affected.

Civil unrest and terrorism acts could hurt our operating businesses.

Historically, we derived a relatively small amount of our revenues and earnings from international markets. Globally, our businesses are conducted primarily in regions where relatively stable political conditions have prevailed. However, certain of our business operations are subject to relatively higher risks from unstable political conditions and civil unrest. Further, terrorism activities deriving from unstable conditions could produce significant losses to our worldwide operations. Our business operations could be adversely affected directly through the loss of human resources or destruction of production facilities and information systems.

Regulatory changes may adversely impact our future operating results.

In recent years, partially in response to the financial markets crises, the global economic recessions, and social and environmental issues, regulatory initiatives have accelerated in the United States and abroad. Such initiatives address for example, the regulation of banks and other major financial institutions, environmental and global-warming matters and health care reform. These initiatives impact not only our regulated insurance, energy and railroad transportation businesses, but also our manufacturing, services, retailing and financing businesses. Increased regulatory compliance costs could have a significant negative impact on our operating businesses, as well as on the businesses in which we have a significant but not controlling economic interest. We cannot predict whether such initiatives will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Cyber security risks

We rely on information technology in virtually all aspects of our business. A significant disruption or failure of our information technology systems could result in service interruptions, safety failures, security violations, regulatory compliance failures, an inability to protect corporate information assets against intruders, and other operational difficulties. Attacks perpetrated against our information systems could result in loss of assets and critical information and exposes us to remediation costs and reputational damage.

Although we have taken steps intended to mitigate these risks, including business continuity planning, disaster recovery planning and business impact analysis, a significant disruption or cyber intrusion could lead to misappropriation of assets or data corruption and could adversely affect our results of operations, financial condition or liquidity. Additionally, if we are unable to acquire or implement new technology, we may suffer a competitive disadvantage, which could also have an adverse effect on our results of operations, financial condition or liquidity.

Cyber attacks could further adversely affect our ability to operate facilities, information technology and business systems, or compromise confidential customer and employee information. Political, economic, social or financial market instability or damage to or interference with our operating assets, or our customers or suppliers may result in business interruptions, lost revenue, higher commodity prices, disruption in fuel supplies, lower energy consumption, unstable markets, increased security and repair or other costs, any of which may materially adversely affect us in ways that cannot be predicted at this time. Any of these risks could materially affect our consolidated financial results. Furthermore, instability in the financial markets as a result of terrorism, sustained or significant cyber attacks, or war could also materially adversely affect our and our subsidiaries’ ability to raise capital.

Derivative contracts may require significant future cash settlement payments and result in significant losses.

We have assumed the risk of potentially significant losses under equity index put option and credit default contracts. Although we received considerable premiums as compensation for accepting these risks, there is no assurance that the premiums we received will exceed our aggregate loss or settlement payments. Risks of losses under our equity index put option contracts are based on declines in equity prices of stocks comprising certain major stock indexes. When these contracts expire beginning in 2018, we could be required to make significant payments if equity index prices are significantly below the strike prices specified in the contracts. Our risks under credit default contracts are currently limited to specified municipalities. The deterioration of the financial condition of the referenced municipalities could result in significant losses.

Equity index put option and credit default contracts are recorded at fair value in our Consolidated Balance Sheet and the periodic changes in fair values are reported in earnings. The valuations of these contracts and the impact on our periodic earnings can be particularly significant reflecting the inherent volatility of equity and credit markets. Adverse changes in equity and credit markets may result in material losses in periodic earnings.

Risks unique to our regulated businesses

Our tolerance for risk in our insurance businesses may result in significant underwriting losses.

When properly paid for the risk assumed, we have been and will continue to be willing to assume more risk from a single event than any other insurer has knowingly assumed. Accordingly, we could incur a significant loss from a single event. We may also write coverages for losses arising from acts of terrorism. We attempt to take into account all possible correlations and avoid writing groups of policies from which pre-tax losses might aggregate above $10 billion. Currently, we estimate that our aggregate exposure from a single event under outstanding policies is significantly below $10 billion. However, it is possible that despite our efforts, losses may aggregate in ways that were not anticipated. Our tolerance for significant insurance losses may result in lower reported earnings (or net losses) in a future period.

The degree of estimation error inherent in the process of estimating property and casualty insurance loss reserves may result in significant underwriting losses.

The principal cost associated with the property and casualty insurance business is claims. In writing property and casualty insurance policies, we receive premiums today and promise to pay covered losses in the future. However, it will take decades before all claims that have occurred as of any given balance sheet date will be reported and settled. Although we believe that liabilities for unpaid losses are adequate, we will not know whether these liabilities or the premiums charged for the coverages provided were sufficient until well after the balance sheet date. Except for certain product lines, our objective is to generate underwriting profits over the long-term. Estimating insurance claim costs is inherently imprecise. Our estimated unpaid losses arising under contracts covering property and casualty insurance risks are large ($71.5 billion at December 31, 2014) so even small percentage increases to the aggregate liability estimate can result in materially lower future periodic reported earnings.

Changes in regulations and regulatory actions can adversely affect our operating results and our ability to allocate capital.

Our insurance businesses are subject to regulation in the jurisdictions in which we operate. Such regulations may relate to among other things, the types of business that can be written, the rates that can be charged for coverage, the level of capital that must be maintained, and restrictions on the types and size of investments that can be made. Regulations may also restrict the timing and amount of dividend payments. Accordingly, changes in regulations related to these or other matters or regulatory actions imposing restrictions on our insurance companies, may adversely impact our results of operations and restrict our ability to allocate capital.

Our railroad business conducted through BNSF is also subject to a significant number of governmental laws and regulations with respect to rates and practices, railroad operations and a variety of health, safety, labor, environmental and other matters. Failure to comply with applicable laws and regulations could have a material adverse effect on BNSF’s business. Governments may change the legislative and/or regulatory framework within which BNSF operates without providing any recourse for any adverse effects that the change may have on the business. Federal legislation enacted in 2008 mandates the implementation of positive train control technology by December 31, 2015, on certain mainline track where intercity and commuter passenger railroads operate and where toxic-by-inhalation (“TIH”) hazardous materials are transported. Deploying new technology across BNSF Railway’s system and other railroads may pose significant operating and implementation risks and requires significant capital expenditures.

BNSF derives a significant amount of revenue from the transportation of energy-related commodities. Low natural gas prices or oil prices could impact future energy-related commodities demand. To the extent that changes in government environmental policies limit or restrict the usage of coal as a source of fuel in generating electricity or alternate fuels, such as natural gas, displace coal on a competitive basis, BNSF’s revenues and earnings could be adversely affected. As a common carrier, BNSF is also required to transport TIH chemicals and other hazardous materials. An accidental release of hazardous materials could expose BNSF to significant claims, losses, penalties and environmental remediation obligations. Increased economic regulation of the rail industry could negatively impact BNSF’s ability to determine prices for rail services and to make capital improvements to its rail network, resulting in an adverse effect on our results of operations, financial condition or liquidity.

Our utilities and energy businesses operated under BHE are highly regulated by numerous federal, state, local and foreign governmental authorities in the jurisdictions in which they operate. These laws and regulations are complex, dynamic and subject to new interpretations or change. Regulations affect almost every aspect of our utilities and energy businesses, have broad application and limit their management’s ability to independently make and implement decisions regarding numerous matters, including acquiring businesses; constructing, acquiring or disposing of operating assets; operating and maintaining generating facilities and transmission and distribution system assets; complying with pipeline safety and integrity and environmental requirements; setting rates charged to customers; establishing capital structures and issuing debt or equity securities; transacting between our domestic utilities and our other subsidiaries and affiliates; and paying dividends or similar distributions. Failure to comply with or reinterpretations of existing regulations and new legislation or regulations, such as those relating to air and water quality, renewable portfolio standards, cyber security, emissions performance standards, climate change, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters, or changes in the nature of the regulatory process may have a significant adverse impact on our financial results.

Our railroad business requires significant ongoing capital investment to improve and maintain its railroad network so that transportation services can be safely and reliably provided to customers on a timely basis. Our utilities and energy businesses also require significant amounts of capital to construct, operate and maintain generation, transmission and distribution systems to meet their customers’ needs and reliability criteria. Additionally, system assets may need to be operational for very long periods of time in order to justify the financial investment. The risk of operational or financial failure of capital projects is not necessarily recoverable through rates that are charged to customers. Further, a significant portion of costs of capital improvements are funded through debt issued by BNSF and BHE and their subsidiaries. Disruptions in debt capital markets that restrict access to funding when needed could adversely affect the results of operations, liquidity and capital resources of these businesses.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Description of Properties

The properties used by Berkshire’s business segments are summarized in this section. Berkshire’s railroad and utilities and energy businesses, in particular, utilize considerable physical assets in their businesses.

Railroad Business

Through BNSF Railway, BNSF operates a railroad network in North America with approximately 32,500 route miles of track (excluding multiple main tracks, yard tracks and sidings) in 28 states, and also operates in three Canadian provinces. BNSF owns approximately 23,000 route miles, including easements, and operates on approximately 9,500 route miles of trackage rights that permit BNSF to operate its trains with its crews over other railroads’ tracks. The total BNSF Railway system, including single and multiple main tracks, yard tracks and sidings, consists of approximately 51,000 operated miles of track, all of which are owned by or held under easement by BNSF except for approximately 10,500 miles operated under trackage rights.

BNSF operates various facilities and equipment to support its transportation system, including its infrastructure and locomotives and freight cars. It also owns or leases other equipment to support rail operations, including containers, chassis and vehicles. Support facilities for rail operations include yards and terminals throughout its rail network, system locomotive shops to perform locomotive servicing and maintenance, a centralized network operations center for train dispatching and network operations monitoring and management in Fort Worth, Texas, regional dispatching centers, computers, telecommunications equipment, signal systems and other support systems. Transfer facilities are maintained for rail-to-rail as well as intermodal transfer of containers, trailers and other freight traffic and include approximately 30 intermodal hubs located across the system. BNSF owns or holds under non-cancelable leases exceeding one year approximately 8,000 locomotives and 76,000 freight cars, in addition to maintenance of way and other equipment.

In the ordinary course of business, BNSF makes significant capital investments to expand and improve its railroad network. BNSF incurs significant costs in repairing and maintaining its properties. In 2014, BNSF incurred approximately $2 billion in repairs and maintenance expense.

Utilities and Energy Businesses

BHE’s energy properties consist of the physical assets necessary to support its electricity and natural gas businesses. Properties of BHE’s electricity businesses include electric generation, transmission and distribution facilities, as well as coal mining assets that support certain of BHE’s electric generating facilities. Properties of BHE’s natural gas businesses include natural gas distribution facilities, interstate pipelines, storage facilities, compressor stations and meter stations. In addition to these physical assets, BHE has rights-of-way, mineral rights and water rights that enable BHE to utilize its facilities. Pursuant to separate financing agreements, a majority of these properties are pledged or encumbered to support or otherwise provide the security for the related subsidiary debt. BHE or its affiliates own or have interests in the following types of electric generation facilities at December 31, 2014:

Energy Source	Entity	Location by Significance	Facility Net Capacity (MW) (1)	Net Owned Capacity (MW) (1)
Coal	PacifiCorp, MEC and NV Energy	Iowa, Wyoming, Utah, Arizona, Montana, Colorado and Nevada	17,329	10,270
Natural gas and other	PacifiCorp, MEC, NV Energy and BHE Renewables	Nevada, Utah, Iowa, Illinois, Washington, Oregon, New York, Texas and Arizona	10,812	10,391
Wind	PacifiCorp, MEC and BHE Renewables	Iowa, Wyoming, Washington, California, Oregon and Illinois	4,252	4,243
Hydroelectric	PacifiCorp, MEC and BHE Renewables	Washington, Oregon, The Philippines, Idaho, California, Utah, Hawaii, Montana, Illinois and Wyoming	1,307	1,285
Nuclear	MEC	Illinois	1,816	454
Solar	BHE Renewables	California and Arizona	1,240	1,092
Geothermal	PacifiCorp and BHE Renewables	California and Utah	370	370

		Total	37,126	28,105

(1)	Facility Net Capacity (MW) represents the lesser of nominal ratings or any limitations under applicable interconnection, power purchase, or other agreements for intermittent resources and the total net dependable capability available at peak summer conditions for all other units. Net Owned Capacity indicates BHE’s ownership of Facility Net Capacity.

As of December 31, 2014, BHE’s subsidiaries also have electric generating facilities that are under construction in Iowa, Texas, California and Nevada having total Facility Net Capacity and Net MW Owned of 1,119 MW.

PacifiCorp, MEC and NV Energy own electric transmission and distribution systems, including approximately 24,300 miles of transmission lines and approximately 1,700 substations, gas distribution facilities, including approximately 26,200 miles of gas mains and service lines, and an estimated 76 million tons of recoverable coal reserves in mines owned or leased in Wyoming and Colorado.

Northern Powergrid (Northeast)’s and Northern Powergrid (Yorkshire)’s electricity distribution network includes approximately 18,000 miles of overhead lines, approximately 40,000 miles of underground cables and approximately 725 major substations.

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

AltaLink’s electricity transmission system includes approximately 7,800 miles of transmission lines and approximately 300 substations.

Other Segments

The physical properties used by Berkshire’s other significant business segments are summarized below:

Business	Country	Location	Type of Property/Facility	Number of Properties	Owned/ Leased
Insurance Group:

GEICO	U.S.	Chevy Chase, MD and 6 other states	Offices	13	Owned
		Various locations in 37 states	Offices	102	Leased

General Re	U.S.	Stamford, CT Various locations	Offices Offices	1 27	Owned Leased

	Non-U.S.	Cologne, Germany	Offices	2	Owned
		Various locations in 24 countries	Offices	30	Leased

BHRG	U.S.	Stamford, CT and 9 other locations	Offices	13	Leased

	Non-U.S.	Various locations in 6 countries	Offices	9	Leased

BH Primary Group	U.S.	Omaha, NE, Fort Wayne, IN, Princeton, NJ and Wilkes-Barre, PA	Offices	9	Owned
		Various locations in 21 states	Offices	54	Leased

	Non-U.S	Locations in 4 countries	Offices	4	Leased

Business	Country	Location	Type of Property/Facility	Number of Properties	Owned/ Leased

McLane Company	U.S.	Various locations	Distribution centers/Offices Distribution centers/Offices	54 38	Owned Leased

Manufacturing	U.S.	Various locations	Manufacturing plants Manufacturing plants Offices/Warehouses Offices/Warehouses Retail Retail/Showroom	364 93 204 351 25 107	Owned Leased Owned Leased Owned Leased

	Non-U.S.	Various locations in over 60 countries	Manufacturing plants Manufacturing plants Offices/Warehouses Offices/Warehouses Retail	205 107 67 454 17	Owned Leased Owned Leased Leased

Service	U.S.	Various locations	Training facilities/Hangars Training facilities/Hangars Offices/Distribution Offices/Distribution Production facilities Production facilities	21 130 53 143 25 2	Owned Leased Owned Leased Owned Leased

	Non-U.S.	Various locations in 33 countries	Offices/Distribution/ Hangars/Training facilities Offices/Distribution/ Hangars/Training facilities	19 124	Owned Leased

Retailing	U.S.	Various locations	Offices/Warehouses/Plants Offices/Warehouses Retail Retail	26 19 33 563	Owned Leased Owned Leased

	Non-U.S.	Locations in 3 countries	Retail/Offices	7	Leased

Finance & Financial Products	U.S.	Various locations	Manufacturing plants Manufacturing plants Offices/Warehouses Offices/Warehouses Leasing/Showroom/Retail Leasing/Showroom/Retail Housing communities	60 4 18 61 222 249 32	Owned Leased Owned Leased Owned Leased Owned

	Non-U.S.	Various locations in 12 countries	Manufacturing plants Manufacturing plants Offices/Warehouses Offices/Warehouses	23 11 4 21	Owned Leased Owned Leased

Item 3.	Legal Proceedings

Berkshire and its subsidiaries are parties in a variety of legal actions arising out of the normal course of business. In particular, such legal actions affect our insurance and reinsurance subsidiaries. Such litigation generally seeks to establish liability directly through insurance contracts or indirectly through reinsurance contracts issued by Berkshire subsidiaries. Plaintiffs occasionally seek punitive or exemplary damages. The Company does not believe that such normal and routine litigation will have a material effect on our financial condition or results of operations.

Item 4.	Mine Safety Disclosures

Information regarding the Company’s mine safety violations and other legal matters disclosed in accordance with Section 1503 (a) of the Dodd-Frank Reform Act is included in Exhibit 95 to this Form 10-K.

Executive Officers of the Registrant

Following is a list of the Registrant’s named executive officers:

Name	Age	Position with Registrant	Since
Warren E. Buffett	84	Chairman of the Board	1970
Charles T. Munger	91	Vice Chairman of the Board	1978

Each executive officer serves, in accordance with the by-laws of the Registrant, until the first meeting of the Board of Directors following the next annual meeting of shareholders and until a successor is chosen and qualified or until such executive officer sooner dies, resigns, is removed or becomes disqualified. Mr. Buffett and Mr. Munger also serve as directors of the Registrant.

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

Market Information

Berkshire’s Class A and Class B common stock are listed for trading on the New York Stock Exchange, trading symbol: BRK.A and BRK.B. The following table sets forth the high and low sales prices per share, as reported on the New York Stock Exchange Composite List during the periods indicated:

	2014				2013
	Class A		Class B		Class A		Class B
	High	Low	High	Low	High	Low	High	Low
First Quarter	$188,853	$163,039	$125.91	$108.12	$156,634	$136,850	$104.48	$91.29
Second Quarter	194,670	181,785	129.73	121.09	173,810	154,145	115.98	102.69
Third Quarter	213,612	185,005	142.45	122.72	178,900	166,168	119.30	110.72
Fourth Quarter	229,374	198,000	152.94	132.03	177,950	166,510	118.66	110.84

Shareholders

Berkshire had approximately 2,700 record holders of its Class A common stock and 21,500 record holders of its Class B common stock at February 16, 2015. Record owners included nominees holding at least 445,000 shares of Class A common stock and 1,220,000,000 shares of Class B common stock on behalf of beneficial-but-not-of-record owners.

Dividends

Berkshire has not declared a cash dividend since 1967.

Common Stock Repurchase Program

Berkshire’s Board of Directors (“Berkshire’s Board”) has approved a common stock repurchase program under which Berkshire may repurchase its Class A and Class B shares at prices no higher than a 20% premium over the book value of the shares. Berkshire may repurchase shares in the open market or through privately negotiated transactions. Berkshire’s Board authorization does not specify a maximum number of shares to be repurchased. However, repurchases will not be made if they would reduce Berkshire’s consolidated cash equivalent holdings below $20 billion. The repurchase program does not obligate Berkshire to repurchase any dollar amount or number of Class A or Class B shares and there is no expiration date to the program. There were no share repurchases under the program in 2014. However, on June 30, 2014, we exchanged approximately 1.62 million shares of Graham Holdings Company common stock for WPLG, Inc., whose assets included 2,107 shares of Berkshire Hathaway Class A Common Stock and 1,278 shares of Class B Common Stock. The Berkshire shares are reflected as treasury stock in our Consolidated Financial Statements.

Item 6.	Selected Financial Data

Selected Financial Data for the Past Five Years

(dollars in millions except per-share data)

	2014	2013	2012	2011	2010
Revenues:
Insurance premiums earned	$41,253	$36,684	$34,545	$32,075	$30,749
Sales and service revenues	97,097	92,993	81,447	71,226	65,942
Railroad, utilities and energy revenues	40,690	34,757	32,582	30,839	26,364
Interest, dividend and other investment income	5,026	4,934	4,532	4,788	5,213
Finance and financial products sales and service revenues and interest and dividend income	6,526	6,109	5,932	5,590	5,571
Investment and derivative gains/losses (1)	4,081	6,673	3,425	(830)	2,346

Total revenues	$194,673	$182,150	$162,463	$143,688	$136,185

Earnings:
Net earnings attributable to Berkshire Hathaway (1)	$19,872	$19,476	$14,824	$10,254	$12,967

Net earnings per share attributable to Berkshire Hathaway shareholders (2)	$12,092	$11,850	$8,977	$6,215	$7,928

Year-end data:
Total assets	$526,186	$484,931	$427,452	$392,647	$372,229
Notes payable and other borrowings:
Insurance and other	11,894	12,440	12,988	13,179	11,803
Railroad, utilities and energy	55,579	46,655	36,156	32,580	31,626
Finance and financial products	12,736	13,129	13,592	14,625	15,145
Berkshire Hathaway shareholders’ equity	240,170	221,890	187,647	164,850	157,318
Class A equivalent common shares outstanding, in thousands	1,643	1,644	1,643	1,651	1,648
Berkshire Hathaway shareholders’ equity per outstanding Class A equivalent common share	$146,186	$134,973	$114,214	$99,860	$95,453

(1)

Investment gains/losses include realized gains and losses and other-than-temporary impairment losses. Derivative gains/losses include significant amounts related to non-cash changes in the fair value of long-term contracts arising from short-term changes in equity prices, interest rates and foreign currency rates, among other market factors. After-tax investment and derivative gains/losses were $3.3 billion in 2014, $4.3 billion in 2013, $2.2 billion in 2012, $(521) million in 2011 and $1.9 billion in 2010.

(2)	Represents net earnings per equivalent Class A common share. Net earnings per Class B common share is equal to 1/1,500 of such amount.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net earnings attributable to Berkshire Hathaway shareholders for each of the past three years are disaggregated in the table that follows. Amounts are after deducting income taxes and exclude earnings attributable to noncontrolling interests. Amounts are in millions.

	2014	2013	2012
Insurance – underwriting	$1,692	$1,995	$1,046
Insurance – investment income	3,542	3,708	3,397
Railroad	3,869	3,793	3,372
Utilities and energy	1,882	1,470	1,323
Manufacturing, service and retailing	4,468	3,877	3,357
Finance and financial products	1,243	1,008	899
Investment and derivative gains/losses	3,321	4,337	2,227
Other	(145)	(712)	(797)

Net earnings attributable to Berkshire Hathaway shareholders	$19,872	$19,476	$14,824

Through our subsidiaries, we engage in a number of diverse business activities. Our operating businesses are managed on an unusually decentralized basis. There are essentially no centralized or integrated business functions (such as sales, marketing, purchasing, legal or human resources) and there is minimal involvement by our corporate headquarters in the day-to-day business activities of the operating businesses. Our senior corporate management team participates in and is ultimately responsible for significant capital allocation decisions, investment activities and the selection of the Chief Executive to head each of the operating businesses. It also is responsible for establishing and monitoring Berkshire’s corporate governance practices, including, but not limited to, communicating the appropriate “tone at the top” messages to its employees and associates, monitoring governance efforts, including those at the operating businesses, and participating in the resolution of governance-related issues as needed. The business segment data (Note 23 to the accompanying Consolidated Financial Statements) should be read in conjunction with this discussion.

Our insurance businesses generated after-tax earnings from underwriting in each of the last three years, including $1.7 billion in 2014. Periodic earnings from insurance underwriting are significantly impacted by the magnitude of catastrophe loss events occurring during the period. In 2014, we did not incur any losses from significant catastrophe events, compared to after-tax losses of approximately $285 million in 2013 and $725 million in 2012.

Our railroad business earnings increased 2.0% in 2014, although earnings were negatively impacted by various service-related challenges during the year. Earnings from our railroad business in 2013 exceeded 2012 by 12.5% driven by increased volume over the network. Earnings of our utilities and energy businesses in 2014 exceeded 2013 by 28.0%, due to the acquisition of NV Energy in December 2013 and higher earnings from several of our other energy businesses. Earnings from utility and energy businesses in 2013 exceeded 2012 by 11.1%. Earnings from our manufacturing, service and retailing businesses in 2014 increased 15.2% over 2013, which increased 15.5% over 2012. These increases reflected the impact of bolt-on business acquisitions, earnings growth in certain operations and reductions in earnings attributable to noncontrolling interests. “Other” in the preceding table includes after-tax earnings from our investments in Heinz Holdings of $652 million in 2014 and $95 million in 2013.

After-tax investment and derivative gains were approximately $3.3 billion in 2014, $4.3 billion in 2013 and $2.2 billion in 2012. In each year, after-tax gains included gains from the reductions in estimated liabilities under equity index put option contracts and dispositions of investments, partially offset by other-than-temporary impairment charges. In 2014, after-tax gains included approximately $2.0 billion related to the exchanges of Phillips 66 (in the first quarter) and Graham Holdings Company (in the second quarter) common stocks for a specified subsidiary of each of those companies. After-tax investment gains in 2013 included gains associated with the fair value increases of certain investment securities where unrealized gains or losses were reflected in periodic earnings. In 2012, after-tax investment and derivative gains also included gains from settlements and expirations of credit default contracts. We believe that investment and derivatives gains/losses are often meaningless in terms of understanding our reported results or evaluating our economic performance. These gains and losses have caused and will likely continue to cause significant volatility in our periodic earnings.

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

Our management views insurance businesses as possessing two distinct operations – underwriting and investing. Underwriting decisions are the responsibility of the unit managers; investing decisions, with limited exceptions, are the responsibility of Berkshire’s Chairman and CEO, Warren E. Buffett. Accordingly, we evaluate performance of underwriting operations without any allocation of investment income or investment gains.

The timing and amount of catastrophe losses can produce significant volatility in our periodic underwriting results, particularly with respect to BHRG and General Re. For the purpose of this discussion, we consider catastrophe losses significant if the pre-tax losses incurred from a single event (or series of related events such as tornadoes) exceed $100 million on a consolidated basis. In 2014, we did not incur any significant catastrophe losses. In 2013, we incurred pre-tax losses of $436 million related to two catastrophe events in Europe. In 2012, we incurred pre-tax losses of approximately $1.1 billion attributable to Hurricane Sandy. Our periodic underwriting results may be affected significantly by changes in estimates for unpaid losses and loss adjustment expenses, including amounts established for occurrences in prior years. Actual claim settlements and revised loss estimates will develop over time, which will likely differ from the liability estimates recorded as of year-end (approximately $71.5 billion). Accordingly, the unpaid loss estimates recorded as of December 31, 2014 may develop upward or downward in future periods, producing a corresponding decrease or increase to pre-tax earnings.

Our periodic underwriting results may also include significant foreign currency transaction gains and losses arising from the changes in the valuation of non-U.S. Dollar denominated reinsurance liabilities of our U.S. based insurance subsidiaries as a result of foreign currency exchange rate fluctuations. Foreign currency exchange rate changes produced pre-tax gains in 2014 and losses in 2013 and 2012. Historically, currency exchange rates have been volatile and the resulting impact on our underwriting earnings has been relatively significant. These gains and losses are included in underwriting expenses.

A key marketing strategy of our insurance businesses is the maintenance of extraordinary capital strength. A measure of capital strength is combined shareholders’ equity determined pursuant to statutory accounting rules (“Statutory Surplus”). Statutory Surplus of our insurance businesses was approximately $129 billion at December 31, 2014. This superior capital strength creates opportunities, especially with respect to reinsurance activities, to negotiate and enter into insurance and reinsurance contracts specially designed to meet the unique needs of insurance and reinsurance buyers. Underwriting results from our insurance businesses are summarized below. Amounts are in millions.

	2014	2013	2012
Underwriting gain attributable to:
GEICO	$1,159	$1,127	$680
General Re	277	283	355
Berkshire Hathaway Reinsurance Group	606	1,294	304
Berkshire Hathaway Primary Group	626	385	286

Pre-tax underwriting gain	2,668	3,089	1,625
Income taxes and noncontrolling interests	976	1,094	579

Net underwriting gain	$1,692	$1,995	$1,046

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

	2014		2013		2012
	Amount	%	Amount	%	Amount	%
Premiums written	$20,962		$19,083		$17,129

Premiums earned	$20,496	100.0	$18,572	100.0	$16,740	100.0

Losses and loss adjustment expenses	15,924	77.7	14,255	76.7	12,700	75.9
Underwriting expenses	3,413	16.6	3,190	17.2	3,360	20.0

Total losses and expenses	19,337	94.3	17,445	93.9	16,060	95.9

Pre-tax underwriting gain	$1,159		$1,127		$680

Premiums written and earned in 2014 were approximately $21.0 billion and $20.5 billion, respectively, which represented increases of 9.8% and 10.4%, respectively compared to premiums written and earned in 2013. These increases were attributable to an increase in voluntary auto policies-in-force of 6.6% during the past twelve months and increased average premium per policy. Voluntary auto new business sales increased about 1.8% in 2014 as compared to 2013. Voluntary auto policies-in-force at December 31, 2014 were approximately 821,000 higher than at December 31, 2013.

Losses and loss adjustment expenses incurred in 2014 increased $1.7 billion (11.7%) to $15.9 billion. The ratio of losses and loss adjustment expenses incurred to premiums earned (the “loss ratio”) was 77.7% in 2014 compared to 76.7% in 2013. In 2014, claims frequencies for property damage and collision coverages increased in the three to four percent range over 2013, partially due to more severe winter weather in the first quarter of 2014. Claims frequencies for bodily injury coverage increased about one percent, while frequencies for personal injury protection decreased three to four percent. Physical damage severities increased one to two percent in 2014 and bodily injury severities decreased in the one to two percent range from severities in 2013. Overall, personal injury protection severities were relatively flat although we experienced relatively large, but offsetting, changes by jurisdiction. In both 2014 and 2013, losses and loss adjustment expenses incurred were favorably impacted by reductions of estimates for prior years’ losses.

Underwriting expenses in 2014 increased $223 million (7.0%) to $3.4 billion. The increase reflected the increased policy acquisition costs to generate the growth in policies-in-force and increased other operating expenses. The ratio of underwriting expenses to premiums earned (the “expense ratio”) was 16.6% in 2014 and 17.2% in 2013.

Premiums written in 2013 were $19.1 billion, an increase of 11.4% over premiums written in 2012. Premiums earned in 2013 increased approximately $1.8 billion (10.9%) to approximately $18.6 billion. The growth in premiums reflected an increase in voluntary auto policies-in-force of 7.8% and to a lesser degree, higher average premiums per policy. The increase in policies-in-force reflected a 12.1% increase in voluntary auto new business sales. Voluntary auto policies-in-force at December 31, 2013 were approximately 898,000 greater than at December 31, 2012.

Losses and loss adjustment expenses incurred in 2013 increased $1.6 billion (12.2%) to $14.3 billion. The loss ratio was 76.7% in 2013 compared to 75.9% in 2012. In 2013, claims frequencies for property damage and collision coverages generally increased in the two to four percent range and physical damage claims severities increased in the three to four percent range as compared to 2012. In addition, average bodily injury claims frequencies increased in the one to two percent range. Bodily injury claims severities increased in the one to three percent range, although severities for personal injury protection coverage declined, primarily in Florida. In 2012, we incurred losses of approximately $490 million related to Hurricane Sandy. In both 2013 and 2012, losses and loss adjustment expenses incurred were favorably impacted by reductions of estimates for prior years’ losses.

Underwriting expenses incurred in 2013 declined $170 million (5.1%) to $3.2 billion. Underwriting expenses in 2012 were impacted by a change in U.S. GAAP concerning deferred policy acquisition costs. Excluding the effects of the accounting change, the expense ratio in 2013 declined by approximately 0.4 percentage points from 2012.

Management’s Discussion (Continued)

Insurance—Underwriting (Continued)

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

	Premiums written			Premiums earned			Pre-tax underwriting gain (loss)
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Property/casualty	$3,257	$2,972	$2,982	$3,103	$3,007	$2,904	$170	$148	$399
Life/health	3,161	2,991	3,002	3,161	2,977	2,966	107	135	(44)

	$6,418	$5,963	$5,984	$6,264	$5,984	$5,870	$277	$283	$355

Property/casualty

Property/casualty premiums written and earned in 2014 increased $285 million (9.6%) and $96 million (3.2%), respectively, compared to 2013. Adjusting for changes in foreign currency exchange rates, the increases in premiums written and earned in 2014 were $246 million (8.3%) and $100 million (3.3%), respectively. The increases were primarily due to treaty participations as well as growth in our facultative and primary casualty businesses. Our underwriters continue to exercise discipline by declining business where prices are deemed inadequate and remain prepared to increase premium volume when appropriate prices are attained relative to the risks assumed.

Our combined property/casualty business produced pre-tax underwriting gains in 2014 of $170 million compared to $148 million in 2013. In 2014 and 2013, our property business generated pre-tax underwriting gains of $466 million and $153 million, respectively. Underwriting results in 2014 reflected no significant catastrophe events as compared to 2013 which included $400 million of catastrophe losses primarily attributable to a hailstorm ($280 million) and floods ($120 million) in Europe. The timing and magnitude of catastrophe and large individual losses has produced and is expected to continue to produce significant volatility in periodic underwriting results. In both periods, property results also benefitted from reductions of estimated ultimate losses for prior years’ exposures. The favorable development in each period was primarily attributable to lower than expected losses reported from ceding companies.

Our casualty/workers’ compensation business produced pre-tax underwriting losses of $296 million in 2014 as compared to $5 million in 2013. Casualty/workers’ compensation underwriting results included gains from reductions of estimated ultimate losses on prior years’ business of $123 million in 2014 and $354 million in 2013. Casualty losses tend to be long-tail and it should not be assumed that favorable loss experience in a given period means that the ultimate liability estimates currently established will continue to develop favorably. The pre-tax underwriting losses in each year also reflected recurring charges related to discount accretion on workers’ compensation liabilities and amortization of deferred charges pertaining to retroactive reinsurance contracts. These charges aggregated $138 million in 2014 and $141 million in 2013.

Property/casualty premiums written in 2013 were relatively unchanged while premiums earned increased $103 million (3.5%) when compared to 2012. Excluding the effects of foreign currency exchange rate changes, premiums written and earned in 2013 increased $8 million (0.3%) and $83 million (2.9%), respectively, versus 2012. This was primarily due to increases in European treaty business.

Our combined property/casualty operations generated pre-tax underwriting gains of $148 million in 2013 and $399 million in 2012. Property underwriting gains in 2013 were $153 million, a decline of $199 million from 2012. Property results in 2013 included $400 million of catastrophe losses primarily from a storm and floods in Europe while results in 2012 included $266 million of catastrophe losses, which were primarily attributable to Hurricane Sandy ($226 million). In each year, property results also benefitted from reductions of estimated ultimate losses for prior years’ business.

In 2013, casualty/workers’ compensation business generated an underwriting loss of $5 million compared to an underwriting gain of $47 million in 2012. In each year, results benefitted from lower than expected losses from prior years’ casualty business. Underwriting results also included charges for discount accretion on workers’ compensation liabilities and deferred charge amortization of $141 million in 2013 and $158 million in 2012.

Management’s Discussion (Continued)

Insurance—Underwriting (Continued)

General Re (Continued)

Life/health

Premiums written and earned in 2014 increased $170 million (5.7%) and $184 million (6.2%), respectively, compared to 2013. Adjusting for changes in foreign currency exchange rates, premiums written in 2014 increased $217 million (7.3%) over 2013 and premiums earned were $234 million (7.9%) higher than 2013. These increases primarily derived from life business across a number of non-U.S. markets. Premiums written in 2013 decreased $11 million (0.4%), while premiums earned increased $11 million (0.4%) compared with 2012. Adjusting for the effects of currency exchange rate changes, premiums written in 2013 increased $9 million (0.3%) over 2012 and premiums earned in 2013 were $32 million (1.1%) greater than 2012. The increases were primarily attributable to increased non-U.S. life business.

Our life/health operations produced pre-tax underwriting gains of $107 million in 2014 compared to $135 million in 2013. In 2014, we increased reserves by approximately $50 million as a result of reducing discount rates for certain European long-term care and disability business. In 2014, we also experienced increased frequency and severity of claims in Australian disability business.

Life/health pre-tax underwriting gains in 2013 were driven by lower than expected mortality. Underwriting results for 2012 were negatively impacted by a premium deficiency reserve that was established on the run-off of the U.S. long-term care business as well as greater than expected claims on Australian disability business. Underwriting results in all three years also reflected charges attributable to the periodic discount accretion on U.S. long-term care liabilities.

Berkshire Hathaway Reinsurance Group

Through BHRG, we underwrite excess-of-loss reinsurance and quota-share coverages on property and casualty risks for insurers and reinsurers worldwide, including property catastrophe insurance and reinsurance. The timing and magnitude of catastrophe losses can produce extraordinary volatility in the periodic underwriting results. BHRG also writes retroactive reinsurance, which provides indemnification of losses and loss adjustment expenses with respect to past loss events arising under property/casualty coverages. BHRG’s underwriting activities also include life reinsurance and annuity businesses. BHRG’s underwriting results are summarized in the table below. Amounts are in millions.

	Premiums earned			Pre-tax underwriting gain/loss
	2014	2013	2012	2014	2013	2012
Property/casualty	$4,064	$5,149	$6,122	$1,684	$1,236	$695
Retroactive reinsurance	3,371	328	717	(905)	(321)	(201)
Life and annuity	2,681	3,309	2,833	(173)	379	(190)

	$10,116	$8,786	$9,672	$606	$1,294	$304

Property/casualty

Premiums earned in 2014 were $4,064 million, a decline of $1,085 million (21%) compared to 2013. Premiums earned in 2014 with respect to a 20% quota-share contract with Swiss Reinsurance Company Ltd. (“Swiss Re”) declined $1.3 billion from premiums earned in 2013. This contract expired at the end of 2012 and is in run-off. Property catastrophe premiums earned in 2014 were $688 million, a decline of $113 million (14%) as compared to 2013. Our volume with respect to these coverages continues to be constrained, as rates, in our view, are inadequate. However, we have the capacity and desire to write substantially more business when appropriate pricing can be obtained. These declines were partially offset by increased premiums earned from property quota-share contracts.

The property/casualty business generated pre-tax underwriting gains of $1.7 billion in 2014 compared to $1.2 billion in 2013. There were no losses from significant catastrophe events during 2014. Our property business, including property catastrophe business, generated pre-tax underwriting gains of approximately $700 million in 2014 compared to underwriting gains of about $800 million in 2013. The Swiss Re quota-share contract produced pre-tax underwriting gains of $283 million in 2014 and $351 million in 2013, primarily attributable to reductions in estimates of ultimate liabilities for prior years’ losses. BHRG’s underwriting results can be significantly impacted by foreign currency transaction gains or losses associated with certain reinsurance liabilities of U.S.-based subsidiaries (primarily arising under retroactive reinsurance contracts), which are denominated in foreign currencies. Underwriting results included foreign currency exchange rate gains of $315 million in 2014 compared to losses of $28 million in 2013.

Management’s Discussion (Continued)

Insurance—Underwriting (Continued)

Berkshire Hathaway Reinsurance Group (Continued)

Property/casualty (Continued)

Premiums earned from property/casualty business in 2013 declined $973 million (16%) compared to 2012. Premiums earned in 2013 from the Swiss Re quota-share contract were approximately $1.5 billion in 2013 compared to $3.4 billion in 2012. Property catastrophe premiums earned in 2013 aggregated $801 million, a decline of 2% versus 2012. Premiums earned in 2013 from other property/casualty business, increased $981 million (52%) over 2012, which was primarily attributable to increased property quota-share business.

BHRG’s property/casualty business generated a pre-tax underwriting gain of $695 million in 2012. Underwriting results in 2012 included losses incurred of $364 million attributable to Hurricane Sandy. Underwriting results in 2012 also included foreign currency transaction losses of $123 million.

Retroactive reinsurance

Retroactive reinsurance policies provide indemnification of losses and loss adjustment expenses with respect to past loss events, and related claims are generally expected to be paid over long periods of time. Premiums and limits of indemnification are often very large in amount. At the inception of a contract, deferred charge assets are recorded for the excess, if any, of the estimated ultimate losses payable over the premiums earned. Deferred charges are subsequently amortized over the estimated claims payment period using the interest method, which reflects estimates of the timing and amount of loss payments. The original estimates of the timing and amount of loss payments are periodically analyzed against actual experience and revised based on an actuarial evaluation of the expected remaining losses. Amortization charges and deferred charge adjustments resulting from changes to the estimated timing and amount of future loss payments are included in periodic earnings.

On July 17, 2014, National Indemnity Company (“NICO”), the lead insurance entity of BHRG, entered into a retroactive reinsurance agreement with Liberty Mutual Insurance Company (“LMIC”). The agreement provides that NICO reinsure substantially all of LMIC’s unpaid losses and allocated loss adjustment expense liabilities related to (a) asbestos and environmental claims from policies incepting prior to 2005 and (b) workers’ compensation claims occurrences arising prior to January 1, 2014, in excess of an aggregate retention of approximately $12.5 billion and subject to an aggregate limit of $6.5 billion. The premiums earned in 2014 and the consideration paid to NICO with respect to this contract was approximately $3.0 billion.

Underwriting losses from retroactive reinsurance policies were $905 million in 2014, $321 million in 2013 and $201 million in 2012. In each year, underwriting losses included deferred charge amortization. In addition, underwriting results were impacted in 2014 and 2013 by increases in the estimated ultimate liabilities related to these policies, partially offset by increases in related deferred charge balances. In 2014, we increased estimated ultimate liabilities for contracts written in prior years by approximately $825 million, substantially all of which was recorded in the fourth quarter. In the fourth quarter of 2014, we increased ultimate liability estimates on remaining asbestos claims and re-estimated the timing of future payments of such liabilities as a result of actuarial analysis. The increase in ultimate liabilities, net of related deferred charge adjustments, produced incremental pre-tax underwriting losses in the fourth quarter of approximately $500 million.

Gross unpaid losses from retroactive reinsurance contracts were approximately $24.3 billion at December 31, 2014, $17.7 billion at December 31, 2013 and $18.0 billion at December 31, 2012. Unamortized deferred charges related to BHRG’s retroactive reinsurance contracts were approximately $7.7 billion at December 31, 2014, $4.25 billion at December 31, 2013 and $3.9 billion at December 31, 2012. The increases in unpaid losses and unamortized deferred charges during 2014 were primarily related to the LMIC contract. As previously indicated, deferred charge balances will be charged to pre-tax earnings in the future.

Life and annuity

Life and annuity premiums earned in 2014 declined $628 million (19%) compared to premiums earned in 2013. The decline was primarily attributable to a 22% decline in premiums earned from annuity contracts and also from two unusually large transactions in 2013 which produced net premiums of approximately $400 million. The two transactions were as follows: (1) a new variable annuity guarantee contract, which produced premiums earned of $1.7 billion, and (2) an amendment of an existing yearly renewable term life reinsurance contract with Swiss Re Life & Health America Inc. (“SRLHA”), which resulted in return premiums of about $1.3 billion. The SRLHA contract amendment essentially commuted coverage with respect to a number of the underlying contracts in exchange for payments to SRLHA of approximately $675 million.

Management’s Discussion (Continued)

Insurance—Underwriting (Continued)

Berkshire Hathaway Reinsurance Group (Continued)

Life and annuity (Continued)

Life and annuity premiums earned in 2013 increased $476 million (17%) over premiums earned in 2012. The increase in 2013 was primarily attributable to the aforementioned new variable annuity guarantee reinsurance contract and the reversal of premiums under the SRLHA contract as a result of the contract amendment. Premiums earned in 2013 and 2012 also included $1.4 billion and $794 million, respectively, from traditional annuity insurance and reinsurance contracts.

The life and annuity business produced a pre-tax loss of $173 million in 2014, a pre-tax gain of $379 million in 2013 and a pre-tax loss in 2012 of $190 million. Before foreign currency exchange rate gains and losses, this business generated a pre-tax loss of $275 million in 2014, a pre-tax gain of $442 million in 2013 and a pre-tax loss of $174 million in 2012.

Structured settlement and traditional annuity contracts generated underwriting losses of $299 million in 2014, $151 million in 2013, and $143 million in 2012 before foreign currency effects. Generally, all of the premiums under these contracts are received at inception and payments are made over time, often extending for decades. These underwriting losses were primarily attributable to the recurring impact of the accretion of discounted annuity liabilities. Aggregate annuity liabilities were approximately $7.1 billion at December 31, 2014, $5.7 billion at December 31, 2013 and $3.8 billion at December 31, 2012.

The life and annuity business also included pre-tax gains of $47 million in 2014 and $256 million in 2013 from variable annuity guarantee contracts. The gains were primarily attributable to the impact of rising equity markets which lowered estimates of liabilities for guaranteed minimum benefits. Periodic results from these contracts can be volatile reflecting changes in returns in investment markets, which impact the underlying insured exposures. In 2013, life and annuity underwriting results included a one-time pre-tax gain of $255 million related to the aforementioned amendment to the SRLHA reinsurance contract. This one-time gain occurred as the reversal of premiums earned was more than offset by the reversal of life benefits incurred.

Berkshire Hathaway Primary Group

The Berkshire Hathaway Primary Group (“BH Primary”) consists of a wide variety of independently managed insurance businesses. These businesses include: Medical Protective Company and Princeton Insurance Company, providers of healthcare malpractice insurance coverages; National Indemnity Company’s primary group (“NICO Primary”), writers of commercial motor vehicle and general liability coverages; U.S. Investment Corporation, whose subsidiaries underwrite specialty insurance coverages; a group of companies referred to as Berkshire Hathaway Homestate Companies (“BHHC”), providers of commercial multi-line insurance, including workers’ compensation; Central States Indemnity Company, a provider of credit and Medicare Supplement insurance; Applied Underwriters, a provider of integrated workers’ compensation solutions; BoatU.S., a writer of insurance for owners of boats and small watercraft; and Berkshire Hathaway Guard Insurance Companies (“Guard”), providers of workers’ compensation and commercial property and casualty insurance coverage to small and mid-sized businesses. In the second quarter of 2013, we formed Berkshire Hathaway Specialty Insurance (“BH Specialty”), which concentrates on providing large scale insurance solutions for commercial property and casualty risks.

Premiums earned in 2014 and 2013 aggregated $4.4 billion and $3.3 billion, respectively. The increase in premiums was primarily attributable to volume increases from BH Specialty, NICO Primary, BHHC and Guard. Premiums earned in 2013 by BH Primary increased $1,079 million (48%) over 2012. The comparative increase in 2013 reflected the impact of the Guard acquisition in 2012. In addition, BHHC’s premiums earned increased $301 million in 2013 as compared to 2012, due primarily to significantly higher workers’ compensation insurance volume. The BH Primary insurers produced aggregate pre-tax underwriting gains of $626 million in 2014, $385 million in 2013 and $286 million in 2012. Combined loss ratios were 60% in 2014 and in 2013 and 58% in 2012. Overall, the claim environment over the past three years has been favorable. However, these primary insurers write sizable amounts of liability and workers’ compensation business, which can have extended claim tails. It should not be assumed that the current claim experience or underwriting results will continue into the future.

Insurance—Investment Income

A summary of net investment income generated by our insurance operations follows. Amounts are in millions.

	2014	2013	2012
Investment income before taxes and noncontrolling interests	$4,357	$4,713	$4,454
Income taxes and noncontrolling interests	815	1,005	1,057

Net investment income	$3,542	$3,708	$3,397

Management’s Discussion (Continued)

Insurance—Investment Income (Continued)

Investment income consists of interest and dividends earned on investments held by our insurance businesses. Pre-tax investment income in 2014 was $4,357 million, representing a decline of $356 million (8%) versus 2013. The decline was attributable to lower interest income from fixed maturity securities, partially offset by increased dividend income from equity securities. The reduction in interest income reflected the maturities and dispositions during the last two years of several fixed maturity securities with higher interest rates, including $4.4 billion par amount of Wrigley 11.45% subordinated notes as a result of the repurchase of those notes by the issuer in 2013. Our insurance businesses continue to hold significant cash and cash equivalent balances (approximately $42.8 billion as of December 31, 2014) earning very low yields. We believe that maintaining ample liquidity is paramount and we insist on safety over yield with respect to cash and cash equivalents. The increase in dividends earned reflected higher dividend rates for certain of our equity holdings. Beginning in 2015, investment income will include dividends from our investment in Restaurant Brands International, Inc. Preferred Stock ($3 billion stated value).

Pre-tax investment income in 2013 increased $259 million (5.8%) compared to 2012. The increase was primarily attributable to increased dividend income on equity investments, which reflected increased dividend rates for certain of our larger equity holdings as well as increased overall investments in equity securities.

Invested assets derive from shareholder capital and reinvested earnings as well as net liabilities under insurance contracts or “float.” The major components of float are unpaid losses, life, annuity and health benefit liabilities, unearned premiums and other liabilities to policyholders less premium and reinsurance receivables, deferred charges assumed under retroactive reinsurance contracts and deferred policy acquisition costs. Float approximated $84 billion at December 31, 2014, $77 billion at December 31, 2013, and $73 billion at December 31, 2012. The cost of float was negative over the last three years as our insurance business generated pre-tax underwriting gains in each year.

A summary of cash and investments held in our insurance businesses as of December 31, 2014 and 2013 follows. Other investments include investments in The Dow Chemical Company, Bank of America Corporation and Restaurant Brands International, Inc. See Note 5 to the accompanying Consolidated Financial Statements. Amounts are in millions.

	December 31,
	2014	2013
Cash and cash equivalents	$42,760	$32,572
Equity securities	114,876	114,832
Fixed maturity securities	26,010	27,059
Other investments	16,346	12,334

	$199,992	$186,797

Fixed maturity investments as of December 31, 2014 were as follows. Amounts are in millions.

	Amortized cost	Unrealized gains/losses	Carrying value
U.S. Treasury, U.S. government corporations and agencies	$2,921	$9	$2,930
States, municipalities and political subdivisions	1,820	92	1,912
Foreign governments	10,620	247	10,867
Corporate bonds, investment grade	5,826	639	6,465
Corporate bonds, non-investment grade	1,878	428	2,306
Mortgage-backed securities	1,360	170	1,530

	$24,425	$1,585	$26,010

U.S. government obligations are rated AA+ or Aaa by the major rating agencies and approximately 87% of all state, municipal and political subdivisions, foreign government obligations and mortgage-backed securities were rated AA or higher. Non-investment grade securities represent securities that are rated below BBB- or Baa3. Foreign government securities include obligations issued or unconditionally guaranteed by national or provincial government entities.

Management’s Discussion (Continued)

Railroad (“Burlington Northern Santa Fe”)

Burlington Northern Santa Fe Corporation (“BNSF”) operates one of the largest railroad systems in North America with approximately 32,500 route miles of track in 28 states and also operates in three Canadian provinces. BNSF’s major business groups are classified by type of product shipped and include consumer products, coal, industrial products and agricultural products. Earnings of BNSF are summarized below (in millions).

	2014	2013	2012
Revenues	$23,239	$22,014	$20,835

Operating expenses:
Compensation and benefits	5,023	4,651	4,505
Fuel	4,478	4,503	4,459
Purchased services	2,592	2,418	2,374
Depreciation and amortization	2,123	1,973	1,889
Equipment rents, materials and other	2,021	1,812	1,608

Total operating expenses	16,237	15,357	14,835
Interest expense	833	729	623

	17,070	16,086	15,458

Pre-tax earnings	6,169	5,928	5,377
Income taxes	2,300	2,135	2,005

Net earnings	$3,869	$3,793	$3,372

Consolidated revenues in 2014 were approximately $23.2 billion, representing an increase of $1.2 billion (5.6%) over 2013. The overall year-to-date increase in revenues reflected a 1.8% increase in cars/units handled and a 3.5% increase in average revenue per car/unit. In 2014, our combined volume was approximately 10.3 million cars/units.

Our rail operations were negatively affected by severe winter weather conditions during the first quarter of 2014, particularly in the Northern U.S. service territory as well as from various other service issues throughout 2014. These issues resulted in slower average speeds on our system and negatively impacted volumes and revenues of each of our business groups. We experienced improvement in operating performance and freight volumes over the fourth quarter of 2014. Nevertheless, our service levels at the end of 2014 were well below our internal standards, as well as those expected by our customers. We continue to work diligently to address service issues without compromising safety. We added capacity in 2014 through capital investments for line expansion, system improvement projects, additional equipment and new employee hires. We plan to continue these initiatives in 2015 in order to meet customer demand and improve and maintain service levels.

Revenues from consumer products in 2014 were $7.0 billion, and were relatively unchanged from 2013. In 2014, unit volume and average revenues per car were relatively flat versus 2013. In 2014, our international intermodal business volume was negatively affected by congestion at U.S. West Coast ports. Should these conditions persist, our volumes in 2015 may suffer. In 2014, revenues from industrial products increased $508 million (9%) to $6.2 billion. The increase was primarily due to increases in overall unit volume, and to a lesser extent, changes in rates and product mix. Revenues from agricultural products in 2014 increased $584 million (16%) to approximately $4.2 billion. The increase was primarily attributable to increased volume, rates and product mix changes. Also, agricultural products volume in 2013 was negatively affected by the drought conditions in 2012. In 2014, coal revenues of $5.0 billion were essentially unchanged from 2013, as a 2% increase in year-to-date unit volume was offset by a 2% decline in average rates.

Operating expenses in 2014 were $16.2 billion, representing an increase of $880 million (6%) over 2013. Compensation and benefits expenses increased $372 million (8%) in 2014 as compared with 2013, primarily due to increased employment levels, and to a lesser extent, wage inflation and higher overtime. Fuel expenses were relatively unchanged compared to 2013. The favorable impact from lower average fuel prices was largely offset by higher volumes. Depreciation and amortization expense increased $150 million (8%) as a result of additional assets in service. Equipment rents, materials and other expenses increased $209 million (12%) compared to 2013 as a result of higher crew transportation and other travel costs, and increased costs of utilities.

Consolidated revenues in 2013 were approximately $22.0 billion, an increase of $1.2 billion (5.7%) over 2012. The overall increase in revenues reflected a 4.5% increase in cars/units handled and a slight increase in average revenue per car/unit, attributable to rates. In 2013, BNSF generated higher revenues from industrial products, consumer products and coal, partially offset by lower revenues from agricultural products.

Management’s Discussion (Continued)

Railroad (“Burlington Northern Santa Fe”) (Continued)

In 2013, industrial products revenues of $5.7 billion increased 14% versus 2012, driven by an 11% increase in volume, reflecting significantly higher petroleum products volumes. Consumer products revenues were $7.0 billion, an increase of 6% over 2012 that was primarily attributable to volume increases from domestic intermodal business and higher export demand. Coal revenues were $5.0 billion, an increase of 2.6% over 2012, which was attributable to increased volume. The volume increase reflected increased coal demand as a result of higher natural gas prices and reduced utility stockpiles, partially offset by severe weather issues impacting service levels. Agricultural products revenues of $3.6 billion declined 4% versus 2012 due to volume declines, which were mainly attributable to lower grain exports as a result of the drought conditions in the U.S. in 2012 and strong global competition.

Operating expenses in 2013 were approximately $15.4 billion, an increase of $522 million (3.5%) compared to 2012. Compensation and benefits expenses increased $146 million (3.2%) as compared to 2012, reflecting volume-related cost increases and wage inflation. Fuel expenses increased $44 million (1%) versus 2012, as the impact of higher volume was partially offset by lower average fuel prices. Purchased services expenses increased 2% versus 2012, due primarily to volume-related costs, including purchased transportation for BNSF Logistics LLC, a wholly-owned, third-party logistics business. Equipment rents, materials and other expenses increased $204 million (13%) over 2012. The increase was primarily due to higher property taxes, crew travel costs, derailment-related costs and locomotive material expenses.

Interest expense in 2014 was $833 million, an increase of $104 million (14%) compared to 2013. Interest expense in 2013 increased $106 million (17%) versus 2012. BNSF funds its capital expenditures with cash flow from operations and new debt issuances. In each period, the increased interest expense resulted from higher average outstanding debt.

Utilities and Energy (“Berkshire Hathaway Energy Company”)

We hold an 89.9% ownership interest in Berkshire Hathaway Energy Company (“BHE”), which operates an international energy business. BHE’s domestic regulated utility interests are currently comprised of PacifiCorp, MidAmerican Energy Company (“MEC”), and NV Energy, which was acquired in December 2013. In Great Britain, BHE subsidiaries operate two regulated electricity distribution businesses referred to as Northern Powergrid. BHE also owns two domestic regulated interstate natural gas pipeline companies. BHE acquired AltaLink, L.P. (“AltaLink”) on December 1, 2014. AltaLink operates a regulated electricity transmission-only business in Alberta, Canada. AltaLink’s revenues and earnings for the month of December 2014 are included in other energy businesses. In addition, BHE also operates a diversified portfolio of independent power projects and the second-largest residential real estate brokerage firm and franchise network in the United States.

The rates that our regulated businesses charge customers for energy and services are based in large part on the costs of business operations, including a return on capital, and are subject to regulatory approval. To the extent these operations are not allowed to include such costs in the approved rates, operating results will be adversely affected. Revenues and earnings of BHE are summarized below. Amounts are in millions.

	Revenues			Earnings
	2014	2013	2012	2014	2013	2012
PacifiCorp	$5,315	$5,215	$4,950	$1,010	$982	$737
MidAmerican Energy Company	3,818	3,453	3,275	298	230	236
NV Energy	3,279	—	—	549	—	—
Northern Powergrid	1,284	1,026	1,036	527	362	429
Natural gas pipelines	1,093	971	978	379	385	383
Other energy businesses	664	256	175	236	4	91
Real estate brokerage	2,161	1,822	1,333	139	139	82

	$17,614	$12,743	$11,747

Earnings before corporate interest and income taxes (“EBIT”)				3,138	2,102	1,958
Corporate interest				427	296	314
Income taxes and noncontrolling interests				829	336	321

Net earnings attributable to Berkshire Hathaway shareholders				$1,882	$1,470	$1,323

Management’s Discussion (Continued)

Utilities and Energy (“Berkshire Hathaway Energy Company”) (Continued)

PacifiCorp

PacifiCorp operates a regulated utility business in portions of several Western states, including Utah, Oregon and Wyoming. Revenues in 2014 were $5.3 billion, an increase of $100 million (2%) compared to revenues in 2013. In 2014, revenues increased primarily due to higher rates, partially offset by lower retail customer load. PacifiCorp’s EBIT were $1.0 billion, an increase of $28 million (3%) over 2013. The increase in EBIT reflected the impact of the increase in operating revenues and the recognition of estimated insurance recoveries from a fire loss as compared to a reduction in 2013 EBIT from charges related to the fire, partially offset by increased energy costs and higher depreciation expense. The increase in depreciation expense reflected the impact of changes in depreciation rates and higher plant in service, including a new generation facility.

Revenues in 2013 were $5.2 billion, an increase of $265 million (5%) compared to 2012. The increase was primarily due to higher retail revenues of $337 million, partially offset by lower renewable energy credits of $74 million. The increase in retail revenues reflected higher prices approved by regulators and higher retail customer loads. EBIT in 2013 were $982 million, an increase of $245 million (33%) compared to 2012. The comparative increase in EBIT was primarily due to charges of $165 million in 2012 related to litigation, fire and other damage claims, and, to a lesser extent, the increase in revenues. Before the impact of the aforementioned claims, EBIT in 2013 as a percentage of revenues were relatively unchanged from 2012.

MEC

MEC operates a regulated utility business primarily in Iowa and Illinois. Revenues in 2014 increased $365 million (11%) to $3.8 billion. In 2014, revenues from regulated natural gas increased $172 million compared to 2013. The increase in regulated natural gas revenues was driven by higher per-unit natural gas costs, which are recovered from customers via adjustment clauses, and higher volumes attributable to colder weather in the first quarter of 2014. Regulated electric revenues increased $55 million compared to 2013 and was primarily due to increased retail rates. Nonregulated revenues increased $122 million compared to 2013 due to higher natural gas and electricity prices and higher electricity volumes, partly offset by lower natural gas volumes. EBIT were $298 million in 2014, an increase of $68 million (30%) compared to 2013. The comparative increase in EBIT was primarily due to increased earnings from the regulated electric business, reflecting the impact of higher revenues and lower depreciation and amortization expense due to the impact of depreciation rate changes, partially offset by increased energy and operating costs.

Revenues in 2013 increased $178 million (5%) over 2012. The increase in revenues reflected higher regulated electric and natural gas revenues and lower nonregulated and other revenues. Regulated retail electric revenues increased $82 million, while regulated natural gas revenues increased $165 million compared to 2012. The increase in regulated electric revenues was primarily due to higher regulatory rates in Iowa and Illinois and increases in retail customer load. The increase in regulated natural gas revenues was primarily due to higher retail volumes and increases in recoveries through adjustment clauses as a result of a higher average per-unit cost of gas sold. Nonregulated and other operating revenues declined $67 million compared to 2012 primarily due to lower electricity volumes and prices. EBIT declined $6 million in 2013 compared to 2012, reflecting lower regulated and nonregulated electric operating earnings, partially offset by higher natural gas earnings.

NV Energy

BHE acquired NV Energy on December 19, 2013, and its results are included in our consolidated results beginning as of that date. In 2014, revenues and EBIT were $3.3 billion and $549 million, respectively. In 2013, NV Energy’s results for the December 19 through 31, 2013 period were included in other energy businesses and reflected one-time customer refunds, acquisition costs and other charges arising from the acquisition. NV Energy’s revenues and EBIT are normally higher in the second and third quarters due to higher electricity consumption in its service territories.

Northern Powergrid

Northern Powergrid’s revenues of $1.3 billion in 2014 increased $258 million (25%) as compared to 2013. EBIT were $527 million in 2014, an increase of $165 million (46%) compared to 2013. The increases in revenues and EBIT were due mainly to increased distribution revenues from increased rates and favorable regulatory provisions and the favorable impact of foreign currency translation.

In 2013, revenues declined $10 million (1%) compared to 2012. EBIT in 2013 was $362 million, a decline of $67 million versus 2012. EBIT were negatively impacted by fourth quarter rebates to customers and higher regulatory rate provisions, which reduced revenues, and from higher distribution operating expenses and the unfavorable effect of foreign currency translation in 2013. Operating expenses in 2013 included comparatively higher pension costs and higher depreciation expenses. EBIT in 2013 also included a $9 million loss from the write-off of hydrocarbon well exploration costs.

Management’s Discussion (Continued)

Utilities and Energy (“Berkshire Hathaway Energy Company”) (Continued)

Natural Gas Pipelines

Natural gas pipeline revenues increased $122 million (13%) in 2014 compared to 2013. The increase reflected comparatively higher revenues from increased natural gas rates and volumes as a result of significantly colder weather conditions in the first quarter of 2014 in Northern Natural Gas Company’s service territory and system rebalancing activities over the first half of 2014. EBIT in 2014 of $379 million were relatively unchanged from 2013. Revenues and EBIT in 2013 were $971 million and $385 million, respectively, and were relatively unchanged from 2012.

Other energy businesses

Revenues and EBIT in 2014 from other energy businesses increased $408 million and $232 million, respectively, over revenues and EBIT in 2013. The increases were primarily attributable to increased revenues from new solar facilities as additional assets were placed in service and from the inclusion of revenues and EBIT of AltaLink for the month of December. The increase in revenues from other activities in 2013 was $81 million, which was primarily attributable to revenues from the new solar and wind-powered facilities, partially offset by the impact of one-time customer refunds issued by NV Energy and impairment losses associated with BHE’s interests in certain geothermal electricity generation projects. EBIT from other activities declined $87 million in 2013 compared to 2012, as the impacts of the aforementioned losses associated with geothermal projects and NV Energy acquisition costs and customer refunds, more than offset the increase in earnings from the new solar and wind-powered electricity generation projects.

Real estate brokerage

Revenues of the real estate brokerage businesses increased $339 million (19%) in 2014 as compared to 2013. The increase reflected the impact of revenues from acquired businesses, partially offset by lower revenues from existing operations, due to a 6% decline in closed units and lower franchise revenues. EBIT of $139 million in 2014 were unchanged from 2013 as the increases in EBIT from acquired businesses were offset by lower EBIT from existing businesses and higher operating expenses related to “Berkshire Hathaway HomeServices” rebranding activities.

Real estate brokerage revenues in 2013 increased $489 million (37%) over 2012, while EBIT increased $57 million (70%) versus 2012. The increases in revenues and EBIT were attributable to increases in closed brokerage transactions and higher average home sales prices from existing business and the impact of businesses acquired during the previous two years.

Corporate interest and income taxes

Corporate interest includes interest on unsecured debt issued by BHE and borrowings from certain Berkshire insurance subsidiaries. In 2014, corporate interest expense increased due to new borrowings in connection with the NV Energy and AltaLink acquisitions. BHE’s consolidated effective income tax rates were 23% in 2014, 7% in 2013 and 9% in 2012. In each year, BHE’s income tax rates reflect significant production tax credits from wind-powered electricity generation in the United States. In addition, pre-tax earnings of Northern Powergrid are taxed at a lower statutory tax rate in the United Kingdom compared to the statutory tax rate in the United States. BHE’s effective rate was reduced in 2013 due to a reduction of deferred income tax liabilities as a result of enacted statutory income tax rate decreases in the United Kingdom.

Manufacturing, Service and Retailing

A summary of revenues and earnings of our manufacturing, service and retailing businesses follows. Amounts are in millions.

	Revenues			Earnings
	2014	2013	2012	2014	2013	2012
McLane Company	$46,640	$45,930	$37,437	$435	$486	$403
Manufacturing	36,773	34,258	32,105	4,811	4,205	3,911
Service	9,854	8,996	8,175	1,202	1,093	966
Retailing	4,422	4,288	3,715	344	376	306

	$97,689	$93,472	$81,432

Pre-tax earnings				6,792	6,160	5,586
Income taxes and noncontrolling interests				2,324	2,283	2,229

				$4,468	$3,877	$3,357

Management’s Discussion (Continued)

Manufacturing, Service and Retailing (Continued)

McLane Company

McLane operates a wholesale distribution business that provides grocery and non-food products to retailers, convenience stores and restaurants. In 2012, McLane acquired Meadowbrook Meat Company, Inc. (“MBM”), a large foodservice distributor for national restaurant chains. Through its subsidiaries, McLane also operates as a wholesale distributor of distilled spirits, wine and beer. McLane’s grocery and foodservice businesses are marked by high sales volume and very low profit margins and have several significant customers, including Wal-Mart, 7-Eleven and Yum! Brands. A curtailment of purchasing by any of its significant customers could have a significant adverse impact on McLane’s periodic revenues and earnings.

Revenues in 2014 of $46.6 billion increased $710 million (1.5%) compared to 2013. The overall revenue increase reflected increased foodservice and beverage revenues, while grocery revenues were relatively flat. Pre-tax earnings in 2014 declined $51 million (10.5%) from 2013. Earnings in 2013 included a pre-tax gain of $24 million from the sale of a logistics business. Before the impact of this gain, McLane’s earnings in 2014 decreased 6% compared to 2013. The decline reflected higher earnings from the grocery and beverage businesses which was more than offset by lower earnings from the foodservice business. In 2014, our foodservice operations experienced higher per unit processing costs and higher other operating costs which more than offset the increase in revenues.

McLane’s revenues in 2013 were approximately $45.9 billion, representing an increase of approximately $8.5 billion (23%) over revenues in 2012. The increase in revenues reflected the impact of the MBM acquisition, as well as year-to-date revenue increases ranging from 10% to 15% in the grocery, other foodservice and beverage businesses. Revenues of each of these businesses in 2013 included the impact of new customers added in 2012 and 2013. McLane’s pre-tax earnings in 2013 increased $83 million (21%) over earnings in 2012. The increase in 2013 pre-tax earnings reflected the increases in revenues, including the impact of the MBM acquisition, and a gain from the sale of a logistics business, partially offset by slightly lower operating margins.

Manufacturing

This group includes a variety of businesses that manufacture industrial and end-user products and include: The Lubrizol Corporation (“Lubrizol”), a specialty chemical manufacturer; IMC International Metalworking Companies (“IMC”), an industry leader in the metal cutting tools business with operations worldwide; Forest River, a leading manufacturer of leisure vehicles; and CTB, a manufacturer of equipment and systems for the livestock and agricultural industries. Also included are the diversified manufacturing operations of Marmon, which in prior years were presented separately with its transportation equipment manufacturing and leasing operations. In this report, Marmon’s transportation equipment manufacturing and leasing businesses are included in our finance and financial products group. Our manufacturing businesses also include several building products businesses (Acme Building Brands, Benjamin Moore, Johns Manville, Shaw and MiTek) and six apparel businesses (led by Fruit of the Loom which includes Russell athletic apparel and Vanity Fair Brands women’s intimate apparel).

	Revenues			Pre-tax earnings
	2014	2013	2012	2014	2013	2012
Industrial and end-user products	$22,314	$20,325	$19,003	$3,460	$3,044	$2,912
Building products	10,124	9,640	8,953	896	846	748
Apparel	4,335	4,293	4,149	455	315	251

	$36,773	$34,258	$32,105	$4,811	$4,205	$3,911

Aggregate revenues of our manufacturers in 2014 increased $2.5 billion (7%) to $36.8 billion. Pre-tax earnings of this group of businesses were $4.8 billion in 2014, an increase of $606 million (14%) versus 2013.

Revenues in 2014 from our industrial and end-user products manufacturers increased $2.0 billion (10%) to $22.3 billion. Pre-tax earnings from these businesses in 2014 increased $416 million (14%) to $3.5 billion. Lubrizol’s revenues in 2014 increased $546 million (9%) to $6.9 billion, while pre-tax earnings increased 10% compared to 2013. The increases were primarily due to the impact of bolt-on acquisitions. Forest River’s revenues in 2014 increased 14% to $3.8 billion due to increased unit sales. Forest River’s pre-tax earnings in 2014 increased 21% over 2013 due primarily to the aforementioned increase in unit sales and relatively lower manufacturing costs. In 2014, IMC’s pre-tax earnings increased 18% over 2013 which reflected the impact of a 6% year-to-date increase in sales, as well as increased gross margin rates and lower operating expense rates.

Management’s Discussion (Continued)

Manufacturing, Service and Retailing (Continued)

Manufacturing (Continued)

Marmon’s manufacturing revenues were $5.95 billion in 2014, an increase of $791 million (15%) compared to 2013. The revenue increase in 2014 was primarily attributable to the beverage dispensing and merchandising businesses acquired at the beginning of 2014. Excluding this acquisition’s impact, revenues were relatively unchanged from 2013. In 2014, Marmon experienced volume-driven revenue growth in several business markets, including: commercial trailer and aftermarket brake drums; residential water treatment systems in China and the United States; specialty metal pipe, tubing and steel beam; specialty and utility cable products; and automotive, safety and construction fastener markets. These increases were substantially offset by revenue declines from lower copper prices and lower volumes in the electrical and plumbing products businesses and the strategic decision to exit the low margin building wire and copper tubing businesses. Marmon’s manufacturing pre-tax earnings were $708 million in 2014, an increase of $111 million (19%) over earnings in 2013. The earnings increase primarily reflected the favorable impact of the acquisition of IMI plc beverage dispensing and merchandising businesses, the impact of the revenue growth discussed previously and cost savings associated with restructuring actions taken in the retail store equipment and electrical and plumbing products businesses.

Revenues in 2014 from our building products businesses were approximately $10.1 billion, an increase of 5% over 2013. In 2014, Johns Manville, Acme and MiTek produced revenue increases, which were primarily due to higher sales volume, as well as from the impact of recent MiTek bolt-on acquisitions. Revenues in 2014 from Shaw were relatively unchanged from 2013, reflecting the impact of the closure of its rugs division in early 2014 and lower carpet sales, offset by higher sales of hard flooring products. Pre-tax earnings in 2014 of the building products businesses increased 6% compared to 2013. Each of our building products businesses generated increased earnings in 2014 over 2013, with the exception of Shaw, whose earnings declined due to comparatively higher raw material costs.

Apparel revenues in 2014 were $4.3 billion, a slight increase (1%) compared to 2013. Pre-tax earnings increased $140 million (44%) over 2013. In 2014, our apparel businesses benefitted from restructuring initiatives undertaken in 2013 and 2014, which included discontinuing unprofitable business, as well as from comparatively lower manufacturing and pension costs.

Aggregate revenues of our manufacturers in 2013 were $34.3 billion, an increase of $2.15 billion (7%) versus 2012. Pre-tax earnings of this group of businesses were $4.2 billion in 2013, an increase of $294 million (8%) versus 2012. Revenues in 2013 from our industrial and end-user products manufacturers increased $1.3 billion (7%) to $20.3 billion, while pre-tax earnings increased $132 million (5%) to $3.0 billion. The increases in revenues and pre-tax earnings were primarily attributable to bolt-on acquisitions and increased revenues and earnings of Forest River.

Lubrizol’s revenues in 2013 increased $267 million over 2012 to $6.4 billion, while revenues of IMC increased 10%. However, Lubrizol’s and IMC’s pre-tax earnings in 2013 were relatively unchanged from 2012. Forest River revenues in 2013 were $3.3 billion, an increase of 24% over 2012, which was due to a 17% increase in volume and higher average sales prices, attributable to price and product mix changes. The increase in revenues drove Forest River’s 32% increase in pre-tax earnings in 2013.

Marmon’s manufacturing revenues in 2013 were $5.2 billion, a decrease of 3.5% compared to 2012. The revenue decline in 2013 was primarily due to the impact of lower steel and copper costs in the electrical and plumbing products businesses, volume reductions in the specialty metal pipe, tubing and steel beam businesses, several non-recurring large prior year projects in the specialty wire and cable business, and revenue reductions from exiting low margin building wire and copper tubing businesses. These reductions more than offset the revenue gains contributed by the automotive clutch and heavy duty truck axle, store fixture display products and the residential water treatment businesses. Marmon’s manufacturing pre-tax earnings in 2013 were $597 million, and were relatively unchanged from 2012. Pre-tax earnings benefitted from cost savings associated with restructuring actions taken in both the retail store equipment and electrical and plumbing products businesses.

Revenues in 2013 from our building products businesses increased 8% to about $9.6 billion. Pre-tax earnings of these businesses were $846 million, an increase of $98 million (13%) over 2012. These businesses benefitted from the generally improved residential and commercial construction markets. Apparel revenues in 2013 increased 3.5% to about $4.3 billion and pre-tax earnings increased $64 million (25%) to $315 million. Each of our apparel operations contributed to the higher earnings in 2013.

Management’s Discussion (Continued)

Manufacturing, Service and Retailing (Continued)

Service

Our service businesses include NetJets, the world’s leading provider of fractional ownership programs for general aviation aircraft and FlightSafety, a provider of high technology training to operators of aircraft. Among the other businesses included in this group are: TTI, a leading electronic components distributor; Business Wire, a leading distributor of corporate news, multimedia and regulatory filings; Dairy Queen, which licenses and services a system of over 6,500 stores that offer prepared dairy treats and food; Buffalo News and the BH Media Group (“BH Media”), which includes the Omaha World-Herald, as well as 28 other daily newspapers and numerous other publications; and WPLG (acquired June 30, 2014), which operates a television station in Miami, Florida.

Revenues of our service businesses in 2014 were approximately $9.85 billion, representing an increase of $858 million (9.5%) over 2013. The increase in revenues was primarily attributable to comparative increases generated by NetJets, TTI, and FlightSafety. The revenue increase at NetJets reflected increased flight services revenues, which was attributable to increased flight hours as well as increased fractional aircraft sales. TTI’s revenue increase was driven by higher unit volume and, to a lesser extent, by bolt-on acquisitions. FlightSafety’s revenue increase was primarily due to increased simulator training hours. Pre-tax earnings of our service businesses in 2014 aggregated $1.2 billion, an increase of $109 million (10%) versus 2013. The increase in year-to-date earnings was primarily attributable to NetJets and TTI and was primarily due to the aforementioned increases in revenues. In addition, NetJets’ earnings increase was also due to comparatively lower aircraft impairment and restructuring charges and financing expenses, which were partially offset by higher depreciation expense, maintenance costs and subcontracted flight expenses.

Revenues of our service businesses in 2013 were $9.0 billion, an increase of $821 million (10%) over revenues in 2012. In 2013, revenues of NetJets increased $288 million (7.5%), driven by higher sales of fractional aircraft shares, while TTI’s revenues increased $255 million (11%) over 2012. Revenues of BH Media increased $207 million (66%), attributable to the impact of business acquisitions. Pre-tax earnings of $1.1 billion in 2013 increased $127 million (13%) compared to 2012. The increase in earnings was primarily attributable to BH Media, FlightSafety, TTI and NetJets. The earnings increase of BH Media was due to bolt-on acquisitions. TTI’s earnings increased 10% due to higher sales and changes in product mix. FlightSafety’s earnings increased 11%, reflecting increased training revenues and relatively unchanged operating expenses. NetJets’ earnings increased 7% as improved flight operations margins, fractional sales margins and reduced net financing costs more than offset an increase in aircraft impairment charges.

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

Revenues in 2014 increased $134 million (3%), while pre-tax earnings declined $32 million (8.5%) compared to 2013. The earnings declines in 2014 were primarily attributable to lower earnings from Nebraska Furniture Mart and Pampered Chef. The earnings decline at Nebraska Furniture Mart was driven by costs incurred related to the build-out of a new store and warehouse facility (approximately 1.8 million square feet) in The Colony, Texas, a suburb of Dallas. The new store will open in 2015 and we anticipate it will generate meaningful revenues and earnings in the future. The decline in earnings of Pampered Chef resulted from lower sales.

Revenues of our retailing businesses in 2013 were $4.3 billion, an increase of $573 million (15%) over 2012. Pre-tax earnings of these businesses increased $70 million (23%) as compared to earnings in 2012. The comparative increases in revenues and earnings were primarily attributable to the inclusion of OTC for the full year in 2013. Otherwise, earnings of the home furnishings and jewelry retail groups increased while earnings of Pampered Chef and See’s Candies declined.

Management’s Discussion (Continued)

Finance and Financial Products

Our finance and financial products businesses include manufactured housing and finance (Clayton Homes), transportation equipment manufacturing and leasing businesses (UTLX and XTRA, and together, “transportation equipment leasing”), as well as other leasing and financing activities. UTLX manufactures, owns and leases railcars and intermodal tank cars, and also owns and leases cranes, while XTRA owns and leases over-the-road trailers. A summary of revenues and earnings from our finance and financial products businesses follows. Amounts are in millions.

	Revenues			Earnings
	2014	2013	2012	2014	2013	2012
Manufactured housing and finance	$3,310	$3,199	$3,014	$558	$416	$255
Transportation equipment leasing	2,427	2,180	2,168	827	704	651
Other	789	731	751	454	444	487

	$6,526	$6,110	$5,933

Pre-tax earnings				1,839	1,564	1,393
Income taxes and noncontrolling interests				596	556	494

				$1,243	$1,008	$899

Clayton Homes’ revenues and pre-tax earnings in 2014 increased $111 million (3%) and $142 million (34%), respectively, compared to revenues and earnings in 2013. The increase in revenues was principally due to a 7% increase in homes sold, as interest and financial services revenues were relatively unchanged from 2013. Earnings continued to benefit from lower loan loss provisions on installment loan portfolios, lower interest expense on borrowings and improved manufacturing results. The declines in loan loss provisions reflected fewer delinquencies and foreclosures, while the declines in interest expense were primarily due to lower rates. Traditional single family housing markets receive significant interest rate subsidies from the U.S. government through government agency insured mortgages. For the most part, these subsidies are not available to factory built homes. Despite this competitive disadvantage, Clayton Homes remains the largest manufactured housing business in the United States and we believe that it will continue to operate profitably, even under the prevailing conditions.

Clayton Homes’ revenues and pre-tax earnings in 2013 increased $185 million (6%) and $161 million (63%), respectively, compared to 2012. Pre-tax earnings benefitted from increased home sales, lower loan loss provisions and an increase in net interest income, as lower interest expense more than offset reductions in interest income on loan portfolios. Home unit sales increased 9%. Loan loss provisions declined, reflecting comparatively lower foreclosures volume and loss rates.

Revenues and pre-tax earnings in 2014 from our transportation equipment leasing businesses were $2.4 billion, and $827 million, respectively, which exceeded revenues and pre-tax earnings in 2013 by 11% and 17%, respectively. The earnings increase reflected a 9% increase in aggregate lease revenues, primarily due to increased units on lease and higher lease rates for railcars. A significant portion of the costs of these businesses, such as depreciation, will not vary proportionately to revenue changes and therefore changes in revenues can disproportionately impact earnings.

Pre-tax earnings in 2013 from transportation equipment leasing increased $53 million (8%) to $704 million. The increase in earnings reflected increased lease revenues and earnings of both UTLX and XTRA, which benefitted from increases in working units and average rental rates and relatively stable operating expenses.

Earnings from our other finance activities include CORT’s furniture leasing business, interest and dividends from a portfolio of investments and our share of the earnings of a commercial mortgage servicing business in which we own a 50% joint venture interest. In addition, other earnings include income from interest rate spreads charged to Clayton Homes on borrowings by a Berkshire financing subsidiary that are used to fund installment loans of Clayton Homes and guarantee fees charged to NetJets. Corresponding expenses are included in Clayton Homes’ and NetJets’ results. Interest spreads and guarantee fees charged to Clayton and NetJets were $70 million in 2014, $89 million in 2013 and $120 million in 2012.

Management’s Discussion (Continued)

Investment and Derivative Gains/Losses

A summary of investment and derivative gains and losses and other-than-temporary impairment losses on investments follows. Amounts are in millions.

	2014	2013	2012
Investment gains/losses	$4,272	$4,293	$1,799
Other-than-temporary impairments	(697)	(228)	(337)
Derivative gains/losses	506	2,608	1,963

Gains/losses before income taxes and noncontrolling interests	4,081	6,673	3,425
Income taxes and noncontrolling interests	760	2,336	1,198

Net gains/losses	$3,321	$4,337	$2,227

Investment gains/losses arise primarily from the sale or redemption of investments or when investments are carried at fair value with the periodic changes in fair values recorded in earnings. The timing of gains or losses from sales or redemptions can have a material effect on periodic earnings. Investment gains and losses included in earnings usually have minimal impact on the periodic changes in our consolidated shareholders’ equity since most of our investments are recorded at fair value with the unrealized gains and losses included in shareholders’ equity as a component of accumulated other comprehensive income.

We believe the amount of investment gains/losses included in earnings in any given period typically has little analytical or predictive value. Our decisions to sell securities are not motivated by the impact that the resulting gains or losses will have on our reported earnings. Although our management does not consider investment gains and losses in a given period as necessarily meaningful or useful in evaluating periodic earnings, we are providing information to explain the nature of such gains and losses when reflected in earnings.

Pre-tax investment gains in 2014 were $4.3 billion, which included gains of approximately $2.1 billion realized in connection with the exchanges of common stock of Phillips 66 and Graham Holdings Company for 100% of the common stock of a specified subsidiary of each of those companies. Each exchange transaction was structured as a tax-free reorganization under the Internal Revenue Code. As a result, no income taxes are payable on the excess of the fair value of the businesses received over the tax-basis cost of the common stock of Phillips 66 and Graham Holdings Company exchanged.

Pre-tax investment gains/losses in 2013 were $4.3 billion and included approximately $2.1 billion related to our investments in General Electric and Goldman Sachs common stock warrants and Wrigley subordinated notes. Beginning in 2013, the unrealized gains or losses associated with the warrants were included in earnings. These warrants were exercised in October 2013 on a cashless basis in exchange for shares of General Electric and Goldman Sachs common stock with an aggregate value of approximately $2.4 billion. The Wrigley subordinated notes were repurchased for cash of $5.08 billion, resulting in a pre-tax investment gain of $680 million. Pre-tax investment gains were approximately $1.5 billion in 2012 and were primarily attributable to sales of equity securities.

Other-than-temporary impairment (“OTTI”) charges in 2014 were $697 million and predominantly related to our investments in equity securities of Tesco PLC. OTTI charges in 2013 and 2012 predominantly related to our investments in Texas Competitive Electric Holdings bonds. Although we have periodically recorded OTTI charges in earnings in past years, we continue to hold some of those securities. If the market values of those investments increase following the date OTTI charges are recorded in earnings, the increases are not reflected in earnings but are instead included in shareholders’ equity as a component of accumulated other comprehensive income. When recorded, OTTI charges have no impact whatsoever on the asset values otherwise recorded in our Consolidated Balance Sheets or on our consolidated shareholders’ equity. In addition, the recognition of such losses in earnings rather than in accumulated other comprehensive income does not necessarily indicate that sales are planned and sales ultimately may not occur for a number of years. Furthermore, the recognition of OTTI charges does not necessarily indicate that the loss in value of the security is permanent or that the market price of the security will not subsequently increase to and ultimately exceed our original cost.

As of December 31, 2014 and 2013, consolidated gross unrealized losses on our investments in equity and fixed maturity securities determined on an individual purchase lot basis were approximately $1.2 billion and $289 million, respectively. We have concluded that as of December 31, 2014, these unrealized losses were not other than temporary. We consider several factors in determining whether or not impairments are deemed to be other than temporary, including the current and expected long-term business prospects and if applicable, the creditworthiness of the issuer, our ability and intent to hold the investment until the price recovers and the length of time and relative magnitude of the price decline.

Management’s Discussion (Continued)

Investment and Derivative Gains/Losses (Continued)

Derivative gains/losses primarily represent the changes in fair value of our credit default and equity index put option contracts. Periodic changes in the fair values of these contracts are reflected in earnings and can be significant, reflecting the volatility of underlying credit and equity markets.

In 2014, derivative contracts produced pre-tax gains of $506 million. The change in the fair value of our credit default contract during 2014 produced a pre-tax gain of $397 million, and was attributable to lower credit spreads. There were no credit loss payments in 2014. Equity index put option contracts produced pre-tax gains of $108 million in 2014. Such gains reflected the favorable impact of foreign currency exchange rate changes and generally higher index values, partially offset by the negative impact of lower interest rate assumptions. As of December 31, 2014, the intrinsic value of these contracts was approximately $1.4 billion and our recorded liability at fair value was approximately $4.6 billion. Our ultimate payment obligations, if any, under our remaining equity index put option contracts will be determined as of the contract expiration dates, which begin in 2018, and will be based on the intrinsic value as defined under the contracts as of those dates.

In 2013, derivative contracts generated a pre-tax gain of $2.6 billion, including $2.8 billion gain from equity index put option contracts and pre-tax losses of $213 million from credit default contracts. The gain from equity index put option contracts was due to changes in fair values of the contracts as a result of overall higher equity index values, favorable currency movements and modestly higher interest rate assumptions. The credit default contract loss was primarily attributable to an increase in estimated liabilities of our remaining municipality issuer contract, reflecting wider credit spreads. There were no credit loss payments in 2013.

In 2012, our derivative contracts produced pre-tax gains of approximately $2.0 billion, and included pre-tax gains from equity index put option contracts of approximately $1.0 billion and gains from credit default contracts of approximately $900 million. The gains related to equity index put option contracts were due to increased index values, foreign currency exchange rate changes and valuation adjustments on a small number of contracts where contractual settlements will be determined differently than the standard determination of intrinsic value, partially offset by lower interest rate assumptions. The gains on credit default contracts were attributable to narrower spreads and reduced time exposure, as well as from settlements related to the termination of certain contracts. In 2012, credit loss payments were $68 million.

Other

Corporate income and expenses not allocated to operating businesses produced after-tax losses of $145 million in 2014, $712 million in 2013 and $797 million in 2012. Our investments in Heinz generated after-tax earnings of $652 million in 2014 and $95 million in 2013. Also included in other earnings are amortization of fair value adjustments made in connection with several prior business acquisitions (primarily related to the amortization of identifiable intangible assets) and corporate interest expense. These two charges (after-tax) aggregated $682 million in 2014, $514 million in 2013 and $630 million in 2012.

Financial Condition

Our balance sheet continues to reflect significant liquidity and a strong capital base. Our consolidated shareholders’ equity at December 31, 2014 was $240.2 billion, an increase of $18.3 billion since December 31, 2013.

As of December 31, 2014, cash and investments of our insurance and other businesses approximated $217.2 billion (excludes our investments in H.J. Heinz Holding Corporation). In December 2014, an insurance subsidiary acquired common and preferred stock of Restaurant Brands International, Inc. for $3.0 billion in the aggregate. At December 31, 2014, cash and cash equivalents of insurance and other businesses were $58.0 billion, an increase of $15.5 billion since December 31, 2013.

Berkshire Hathaway parent company borrowings include $8.0 billion of senior unsecured notes, of which $1.7 billion matured in February 2015. We currently expect to issue new senior notes in 2015 to replace some or all of this maturity. In 2014, Berkshire issued $750 million of parent company senior notes maturing in 2019 and repaid $750 million of notes in August. During the first quarter of 2014, Berkshire paid approximately $1.2 billion as final payment in connection with our acquisition of substantially all outstanding shares held by Marmon non-controlling shareholders at December 31, 2013.

Berkshire’s Board of Directors has authorized Berkshire to repurchase its Class A and Class B common shares at prices no higher than a 20% premium over the book value of the shares. Berkshire may repurchase shares at management’s discretion. The repurchase program is expected to continue indefinitely, but does not obligate Berkshire to repurchase any dollar amount or number of Class A or Class B common shares. Repurchases will not be made if they would reduce Berkshire’s consolidated cash and cash equivalent holdings below $20 billion. Financial strength and redundant liquidity will always be of paramount importance at Berkshire. There were no share repurchases under the program during 2014.

Management’s Discussion (Continued)

Financial Condition (Continued)

On December 1, 2014, BHE completed its acquisition of AltaLink, a regulated electric transmission-only company serving customers in Alberta, Canada. BHE purchased AltaLink for cash of approximately C$3.1 (approximately $2.7 billion). The acquisition was funded through loans from Berkshire’s insurance subsidiaries and the issuance of $1.5 billion of senior unsecured notes due in 2020, 2025 and 2045.

Our railroad, utilities and energy businesses (conducted by BNSF and BHE) maintain very large investments in capital assets (property, plant and equipment) and will regularly make significant capital expenditures in the normal course of business. In 2014, aggregate capital expenditures of these businesses were approximately $11.8 billion, including $6.6 billion by BHE and $5.2 billion by BNSF. BNSF and BHE forecast aggregate capital expenditures of approximately $12.3 billion in 2015. Future capital expenditures are expected to be funded from cash flows from operations and debt issuances.

In 2014, BNSF issued $3.0 billion of senior unsecured debentures with maturities in 2024 and 2044. BNSF’s outstanding debt was $19.3 billion as of December 31, 2014. Outstanding borrowings of BHE and its subsidiaries were approximately $36.3 billion as of December 31, 2014, which excludes borrowings from Berkshire insurance subsidiaries. BNSF and BHE have aggregate debt and capital lease maturities in 2015 of about $3 billion. Berkshire’s commitment to provide additional capital to BHE to permit the repayment of its debt obligations or to fund its regulated utility subsidiaries expired in 2014. Berkshire does not guarantee the repayment of debt issued by BNSF, BHE or any of their subsidiaries and is not committed to provide capital to support BHE or BNSF or any of their subsidiaries.

Finance and financial products assets were approximately $33.5 billion as of December 31, 2014 and $33.2 billion as of December 31, 2013. Assets of these businesses consisted primarily of loans and finance receivables, cash and cash equivalents, a portfolio of fixed maturity and equity investments, as well as a sizable portfolio of various types of equipment and furniture held for lease. The carrying values of assets held for lease were approximately $7.3 billion at December 31, 2014 and $7.0 billion at December 31, 2013.

Finance and financial products liabilities were $18.9 billion as of December 31, 2014 and $19.8 billion as of December 31, 2013, which included notes payable and other borrowings of $12.7 billion and $13.1 billion, respectively. As of December 31, 2014, notes payable included $11.2 billion of notes issued by Berkshire Hathaway Finance Corporation (“BHFC”). In 2014, BHFC issued $1.15 billion of senior unsecured notes to replace maturing notes. The new senior notes mature in 2017 and 2018. An additional $1.0 billion of BHFC debt matured in January 2015 and at that time BHFC issued $1.0 billion of new senior notes that mature in 2017 and 2018. The proceeds from the BHFC notes are used to fund originated loans and acquired loans of Clayton Homes.

As described in Note 12 to the accompanying Consolidated Financial Statements, our finance and financial products businesses are party to equity index put option and credit default contracts. With limited exception, these contracts contain no collateral posting requirements under any circumstances, including changes in either the fair value or intrinsic value of the contracts or a downgrade in Berkshire’s credit ratings. At December 31, 2014, the liabilities recorded for such contracts were approximately $4.8 billion and we had no collateral posting requirements. The full and timely payment of principal and interest on the BHFC notes and payment of amounts due at the expiration of the equity index put option and credit default contracts is guaranteed by Berkshire.

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

Management’s Discussion (Continued)

Contractual Obligations

We are party to contracts associated with ongoing business and financing activities, which will result in cash payments to counterparties in future periods. Certain obligations are reflected in our Consolidated Balance Sheets, such as notes payable, which require future payments on contractually specified dates and in fixed and determinable amounts. Other obligations pertain to the acquisition of goods or services in the future, such as minimum rentals under operating leases and certain purchase obligations, and are not currently reflected in the financial statements. Such obligations will be reflected in future periods as the goods are delivered or services provided. Amounts due as of the balance sheet date for purchases where the goods and services have been received and a liability incurred are not included in the following table to the extent that such amounts are due within one year of the balance sheet date.

The timing and/or amount of the payments under certain contracts are contingent upon the outcome of future events. Actual payments will likely vary, perhaps significantly, from estimates reflected in the table that follows. Most significantly, the timing and amount of payments arising under property and casualty insurance contracts are contingent upon the outcome of future claim settlement activities or events. In addition, obligations arising under life, annuity and health insurance benefits are contingent on future premiums, allowances, mortality, morbidity, expenses and policy lapse rates, as applicable. These amounts are based on the liability estimates reflected in our Consolidated Balance Sheet as of December 31, 2014. Although certain insurance losses and loss adjustment expenses and life, annuity and health benefits are ceded under reinsurance contracts, receivables recorded in the Consolidated Balance Sheet are not reflected in the table.

A summary of contractual obligations as of December 31, 2014 follows. Amounts are in millions.

	Estimated payments due by period
	Total	2015	2016-2017	2018-2019	After 2019
Notes payable and other borrowings (1)	$128,267	$10,775	$16,157	$16,772	$84,563
Operating leases	8,642	1,279	2,160	1,598	3,605
Purchase obligations	43,985	14,592	9,091	6,635	13,667
Losses and loss adjustment expenses (2)	73,222	14,883	15,942	9,282	33,115
Life, annuity and health insurance benefits (3)	25,336	1,443	235	325	23,333
Other	20,635	5,107	1,280	2,158	12,090

Total	$300,087	$48,079	$44,865	$36,770	$170,373

(1)	Includes interest.

(2)	Before reserve discounts of $1,745 million.

(3)	Amounts represent estimated undiscounted benefits, net of estimated future premiums, as applicable.

Critical Accounting Policies

Certain accounting policies require us to make estimates and judgments that affect the amounts reflected in the Consolidated Financial Statements. Such estimates and judgments necessarily involve varying, and possibly significant, degrees of uncertainty. Accordingly, certain amounts currently recorded in the financial statements will likely be adjusted in the future based on new available information and changes in other facts and circumstances.

Property and casualty losses

A summary of our consolidated liabilities for unpaid property and casualty losses is presented in the table below. Amounts are in millions.

	Gross unpaid losses		Net unpaid losses *
	Dec. 31, 2014	Dec. 31, 2013	Dec. 31, 2014	Dec. 31, 2013
GEICO	$12,207	$11,342	$11,402	$10,644
General Re	14,790	15,668	14,006	14,757
BHRG	35,916	30,446	27,420	25,314
Berkshire Hathaway Primary Group	8,564	7,410	7,761	6,737

Total	$71,477	$64,866	$60,589	$57,452

*	Net of reinsurance recoverable and deferred charges on reinsurance assumed.

Management’s Discussion (Continued)

Property and casualty losses (Continued)

We record liabilities for unpaid losses and loss adjustment expenses under property and casualty insurance and reinsurance contracts based upon estimates of the ultimate amounts payable under the contracts with respect to losses occurring on or before the balance sheet date. Except for certain workers’ compensation liabilities, all liabilities for unpaid property and casualty losses (referred to in this section as “gross unpaid losses”) are reflected in the Consolidated Balance Sheets without discounting for time value. The timing and amount of loss payments are contingent upon, among other things, the timing of claim reporting from insureds and cedants and the final determination of the ultimate loss amount through the loss adjustment process. A variety of techniques are used in establishing the liabilities for unpaid losses. Regardless of the techniques used, significant judgments and assumptions are necessary in projecting the ultimate liabilities payable in the future. In establishing liability estimates at our various insurance operations, we utilize processes and techniques that are believed to best suit the underlying claims and available data.

As of any balance sheet date, not all claims that have occurred have been reported and not all reported claims have been settled. Loss and loss adjustment expense liabilities include provisions for reported claims (referred to as “case reserves”) and for claims that have not been reported (referred to as incurred but not yet reported (“IBNR”) reserves). The time period between the loss occurrence date and settlement or payment date is referred to as the “claim-tail.” Property claims usually have fairly short claim-tails and, absent litigation, are reported and settled within a few years of occurrence. Casualty losses usually have longer claim-tails, occasionally extending for decades. Casualty claims are more susceptible to litigation and can be significantly affected by changing contract interpretations. The legal environment and judicial process further contributes to extending claim-tails.

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

GEICO

GEICO predominantly writes private passenger auto insurance. GEICO’s gross unpaid losses and loss adjustment expense liabilities as of December 31, 2014 were $12.2 billion compared to $11.3 billion as of December 31, 2013. Liabilities at December 31, 2014 included $8.6 billion of reported average, case and case development reserves and $3.6 billion of IBNR reserves.

GEICO’s claim reserving methodologies produce liability estimates based upon the individual claims (or a “ground-up” approach), which yield an aggregate estimate of the ultimate losses and loss adjustment expenses. The key assumptions affecting our reserve estimates include projections of ultimate claim counts (“frequency”) and average loss per claim (“severity”).

Our actuaries establish and evaluate unpaid loss liabilities using standard actuarial loss development methods and techniques. The significant liability components (and percentage of GEICO’s gross liabilities as of December 31, 2014) are: (1) average reserves (15%), (2) case and case development reserves (55%) and (3) IBNR reserves (30%). Each of these liability components is affected by the expected frequency and average severity of claims. Liabilities are analyzed using statistical techniques on historical claims data and adjusted when appropriate to reflect perceived changes in loss patterns. Data is analyzed by policy coverage, rated state, reporting date and occurrence date, among other ways. A brief discussion of each liability component follows.

We establish average reserves for reported auto damage claims and new liability claims prior to the development of an individual case reserve. The average reserves are intended to represent a reasonable estimate for incurred claims for claims when adjusters have insufficient time and information to make specific claim estimates and for a large number of minor physical damage claims that are paid within a relatively short time after being reported. Aggregate average reserves are driven by the estimated average severity per claim and the number of new claims opened.

Claims adjusters generally establish individual liability claim case loss reserve estimates once the facts and merits of each claim are evaluated. Case reserves represent the amounts that in the judgment of the adjusters are reasonably expected to be paid to completely settle the claim, including expenses. Individual case reserves are revised over time as more information becomes available.

Management’s Discussion (Continued)

Property and casualty losses (Continued)

GEICO (Continued)

Within the automobile line of business, reserves for liability coverages (such as bodily injury (“BI”), uninsured motorists, and personal injury protection) are more uncertain due to the longer claim-tails, the greater chance of protracted litigation, and the incompleteness of facts available at the time the case reserve is first established. As a result case reserves alone are an insufficient measure of ultimate cost, so we establish additional case development reserve estimates, which are usually percentages of the case reserve. As of December 31, 2014, case development reserves averaged approximately 25% of the established case reserves. In general, case development factors are selected by a retrospective analysis of the overall adequacy of historical case reserves and are reviewed and revised periodically. Approximately 92% of GEICO’s reserves as of December 31, 2014 were for automobile liability coverages, of which BI coverage accounted for approximately 55%.

For unreported claims, IBNR reserve estimates are calculated by first projecting the ultimate number of claims expected (reported and unreported) for each significant coverage by using historical quarterly and monthly claim counts to develop age-to-age projections of the ultimate counts by accident quarter. Reported claims are deducted from the ultimate claim projections to produce an estimate of the number of unreported claims. The number of unreported claims is multiplied by an estimate of the average cost per unreported claim to produce the IBNR reserve amount. Actuarial techniques are difficult to apply reliably in certain situations, such as to new legal precedents, class action suits or recent catastrophes. Consequently, supplemental IBNR reserves for these types of events may be established through the collaborative effort of actuarial, claims and other management personnel.

For each significant coverage, we test the adequacy of the aggregate liabilities for unpaid losses using one or more actuarial projections based on claim closure models, paid loss triangles and incurred loss triangles. Each type of projection analyzes loss occurrence data for claims occurring in a given period and projects the ultimate cost.

Unpaid loss and loss adjustment expense liability estimates recorded at the end of 2013 developed downward by $386 million when reevaluated through December 31, 2014, producing a corresponding increase to pre-tax earnings in 2014. These reserve developments represented approximately 1.9% of earned premiums in 2014 and approximately 3.6% of prior year-end recorded net liabilities. During 2013, estimated liabilities for pre-2013 occurrences developed downward $238 million or 2.4% of net liabilities as of the end of 2012. In both years, the downward development reflected overall lower than expected frequencies and severities. Reserving assumptions at December 31, 2014 were modified as appropriate to reflect the most recent frequency and severity results. Future reserve development will depend on whether actual frequency and severity are more or less than anticipated.

We believe it is reasonably possible that the average BI severity will change by at least one percentage point from the severity used. If actual BI severity changes one percentage point from what was used in establishing the reserves, our reserves would develop up or down by approximately $185 million resulting in a corresponding decrease or increase in pre-tax earnings. Many of the same economic forces that would likely cause BI severity to be different from expected would likely also cause severities for other injury coverages to differ in the same direction.

GEICO’s exposure to highly uncertain losses is believed to be limited to certain commercial excess umbrella policies written during a period from 1981 to 1984. Remaining liabilities associated with such exposure are currently an immaterial component of GEICO’s total reserves (approximately 1.2%) and there is minimal apparent asbestos or environmental liability exposure.

General Re and BHRG

Liabilities for unpaid property and casualty losses and loss adjustment expenses of General Re and BHRG derive primarily from reinsurance contracts. Additional uncertainties are unique to the processes used in estimating reinsurance liabilities. The nature, extent, timing and perceived reliability of information received from ceding companies varies widely depending on the type of coverage and the contractual reporting terms. Contract terms, conditions and coverages also tend to lack standardization and may evolve more rapidly than under primary insurance policies.

The nature and extent of loss information provided under many facultative (individual risk), per occurrence excess or retroactive reinsurance contracts may not differ significantly from the information received under a primary insurance contract, if reinsurer personnel either work closely with the ceding company in settling individual claims or manage the claims themselves. However, loss information related to aggregate excess-of-loss contracts, including catastrophe losses and quota-share treaties, is often less detailed. Loss information may be reported in a summary format rather than on an individual claim basis. Loss data is usually provided through periodic reports, which may include currently recoverable losses, as well as case loss estimates. Ceding companies infrequently provide IBNR estimates to reinsurers.

Management’s Discussion (Continued)

Property and casualty losses (Continued)

General Re and BHRG (Continued)

Each of our reinsurance businesses has established practices to identify and gather needed information from clients in order to establish adequate liability estimates. These practices include, for example, comparison of expected premiums to reported premiums to help identify delinquent client reports and claim reviews to facilitate loss reporting and identify inaccurate or incomplete claim reporting.

The timing of claim reporting to reinsurers is typically delayed in comparison with claim reporting to primary insurers. In some instances, multiple reinsurers assume and cede parts of an underlying risk thereby causing multiple contractual intermediaries between General Re or BHRG and the primary insured. In these instances, the claim reporting delays are compounded. The relative impact of reporting delays on the reinsurer may vary depending on the type of coverage, contractual reporting terms, and the magnitude of the claim relative to the attachment point of the reinsurance contract and for other reasons.

Periodic premium and claims reports are often required from ceding companies. In the U.S., such reports are generally required at quarterly intervals ranging from 30 to 90 days after the end of the accounting period. Outside the U.S., reinsurance reporting practices vary. In certain countries, clients report annually, often 90 to 180 days after the end of the annual period.

Premium and loss data is provided through at least one intermediary (the primary insurer), so there is a risk that the loss data provided is incomplete, inaccurate or the claim is outside the coverage terms. Information provided by ceding companies is reviewed for completeness and compliance with the contract terms. Generally, BHRG and General Re are permitted under the contracts to access the cedant’s books and records with respect to the subject business, thus providing us the ability to conduct audits to determine the accuracy and completeness of information. Audits are conducted as we deem appropriate.

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

General Re

General Re’s gross and net unpaid losses and loss adjustment expenses and gross reserves by major line of business as of December 31, 2014 are summarized below. Amounts are in millions.

Type		Line of business
Reported case reserves	$7,369	Workers’ compensation (1)	$2,720
IBNR reserves	7,421	Mass tort-asbestos/environmental	1,522

Gross unpaid losses and loss adjustment expenses	14,790	Auto liability	3,795
Ceded reinsurance receivables and deferred charges	(784)	Other casualty (2)	2,162

Net unpaid losses and loss adjustment expenses	$14,006	Other general liability	2,231

		Property	2,360

		Total	$14,790

(1)	Net of discounts of $1,745 million.

(2)	Includes directors and officers, errors and omissions, medical malpractice and umbrella coverage.

General Re’s loss reserve estimation process is based upon a ground-up approach, beginning with case loss estimates and supplemented by additional case reserves (“ACRs”) and IBNR reserves. The critical processes in establishing loss reserves involve the establishment of ACRs by claim examiners, the determination of expected ultimate loss ratios which drive IBNR reserve amounts and the comparison of case reserve reporting trends to the expected loss reporting patterns. Recorded liabilities are subject to “tail risk” where reported losses develop beyond the maximum expected loss emergence time period.

We do not routinely determine loss reserve ranges. We believe that the techniques necessary to make such determinations have not sufficiently developed and that the myriad of assumptions required render such ranges to be unreliable.

Management’s Discussion (Continued)

Property and casualty losses (Continued)

General Re (Continued)

Upon notification of a reinsurance claim from a ceding company, our claim examiners make independent evaluations of loss amounts. In some cases, examiners’ estimates differ from amounts reported by ceding companies. If the examiners’ estimates are significantly greater than the ceding company’s estimates, the claims are further investigated. If deemed appropriate, ACRs are established above the amount reported by the ceding company. As of December 31, 2014, ACRs aggregated approximately $2.0 billion before discounts and were concentrated in workers’ compensation reserves, and to a lesser extent in professional liability reserves. Our examiners also periodically conduct detailed claim reviews of individual clients and case reserves are often increased as a result.

Our actuaries classify all loss and premium data into segments (“reserve cells”) primarily based on product (e.g., treaty, facultative and program), line of business (e.g., auto liability, property, and workers’ compensation), and jurisdiction. For each reserve cell, premiums and losses are aggregated by accident year, policy year or underwriting year (depending on client reporting practices) and analyzed over time. We internally refer to these loss aggregations as loss triangles, which serve as the basis for our IBNR reserve calculations. Globally, we review approximately 1,200 reserve cells.

We use loss triangles to determine the expected case loss emergence and development patterns for most coverages and, in conjunction with expected loss ratios by accident year, we calculate IBNR reserves. In instances where the historical loss data is insufficient, we may use loss emergence estimation formulae along with other loss triangles and actuarial judgment to determine loss emergence patterns. Factors affecting our loss development triangles include, but are not limited to, the following: changes in client claims practices, changes in claim examiners’ use of ACRs or the frequency of client company claim reviews, changes in policy terms and coverage (such as client loss retention levels and occurrence and aggregate policy limits), changes in loss trends and changes in legal trends that result in unanticipated losses, as well as other sources of statistical variability. Collectively, these factors influence the selection of the expected loss emergence patterns.

We select expected loss ratios by reserve cell and by accident year based upon indicated ultimate loss ratios and forecasted losses obtained from aggregated pricing statistics. Indicated ultimate loss ratios are determined from the selected loss emergence pattern, reported losses and earned premiums. If through subsequent development the selected loss emergence pattern proves to be inaccurate, then the indicated ultimate loss ratios may be inaccurate, which can then impact the selected loss ratios and the IBNR reserve. Actuarial judgment is necessary in the analysis of indicated ultimate loss ratios and department pricing statistics.

We estimate IBNR reserves by reserve cell, by accident year, using the expected loss emergence patterns and the expected loss ratios. The expected loss emergence patterns and expected loss ratios are the critical IBNR reserving assumptions and are updated annually. Once the annual IBNR reserves are determined, our actuaries estimate the expected case loss emergence for the upcoming calendar year, based on the prior year-end expected loss emergence patterns and expected loss ratios. The expected losses are then allocated into interim estimates that are compared to actual reported losses in the subsequent year. This comparison provides a test of the adequacy of prior year-end IBNR reserves and forms the basis for possibly changing IBNR reserve assumptions during the course of the year.

Our recorded net liabilities as of December 31, 2013 and 2012 were $14.8 billion and $14.9 billion, respectively. During 2014, we reduced net losses for prior years’ occurrences by $410 million and in 2013 we reduced net losses for prior years’ occurrences by $728 million. These reductions produced corresponding increases in pre-tax earnings in each year.

In 2014, reported claims for prior years’ workers’ compensation losses were $219 million less than expected. However, further analysis of the workers’ compensation reserve cells by segment indicated the need for maintaining IBNR reserves. These developments precipitated an increase of $120 million in nominal IBNR reserve estimates for unreported occurrences and after adjusting for changes in reserve discounts, the net increase in workers’ compensation losses from prior years’ occurrences had a minimal impact on pre-tax earnings. To illustrate the sensitivity of these assumptions on significant excess-of-loss workers’ compensation reserve cells, an increase of ten points in the tail of the expected loss emergence pattern and an increase of ten percent in the expected loss ratios would produce a net increase in our nominal IBNR reserves of approximately $824 million and $471 million on a discounted basis at December 31, 2014. An increase in discounted reserves would produce a corresponding decrease in pre-tax earnings. We believe it is reasonably possible for these assumptions to increase at these rates.

Management’s Discussion (Continued)

Property and casualty losses (Continued)

General Re (Continued)

Other casualty and general liability reported losses (excluding mass tort losses) developed favorably in 2014 relative to expectations. However, casualty losses tend to be long-tail and it should not be assumed that favorable loss experience in a given year will continue in the future. For our significant other casualty and general liability reserve cells, we estimate that an increase of five points in the claim-tails of the expected loss emergence patterns and a five percent increase in expected loss ratios (one percent for large international proportional reserve cells) would produce a net increase in our nominal IBNR reserves and a corresponding reduction in pre-tax earnings of approximately $1.1 billion. This amount includes changes in assumptions used in certain U.K. motor annuity claims liabilities. We believe it is reasonably possible for these assumptions to increase at these rates in any of the individual aforementioned reserve cells. However, given the diversification in worldwide business, more likely outcomes are believed to be less than $1.1 billion.

In 2014, reported claims for prior years’ property loss events were less than expected and we reduced our estimated ultimate liabilities by $287 million. However, the nature of property loss experience tends to be more volatile because of the effect of catastrophes and large individual property losses.

In certain reserve cells within excess directors and officers and errors and omissions (“D&O and E&O”) coverages, IBNR reserves are based on estimated ultimate losses without consideration of expected loss emergence patterns. For our large D&O and E&O reserve cells, an increase of five points in the tail of the expected loss emergence pattern (for those cells where loss emergence patterns are considered) and an increase of five percent in the expected loss ratios would produce a net increase in nominal IBNR reserves and a corresponding reduction in pre-tax earnings of approximately $77 million. We believe it is reasonably possible for these assumptions to increase at these rates.

Overall industry-wide loss experience data and informed judgment are used when internal loss data is of limited reliability, such as in setting the estimates for mass tort, asbestos and hazardous waste (collectively, “mass tort”) claims. Estimating mass tort losses is very difficult due to the changing legal environment. Although such reserves are believed to be adequate, significant reserve increases may be required in the future if new exposures or claimants are identified, new claims are reported or new theories of liability emerge. Gross unpaid mass tort liabilities at December 31, 2014 and 2013 were approximately $1.5 billion and net of reinsurance were approximately $1.2 billion. Mass tort net claims paid were $71 million in 2014. In 2014, ultimate loss estimates for asbestos and environmental claims were increased by $72 million. In addition to the previously described methodologies, we consider “survival ratios” based on average net claim payments in recent years versus net unpaid losses as a rough guide to reserve adequacy. Our survival ratio was approximately 14.9 years as of December 31, 2014 and 15.6 years as of December 31, 2013. The reinsurance industry’s survival ratio for asbestos and pollution liabilities was approximately 14.2 years as of December 31, 2013.

BHRG

BHRG’s unpaid losses and loss adjustment expenses as of December 31, 2014 are summarized as follows. Amounts are in millions.

	Property	Casualty	Total
Reported case reserves	$1,909	$2,618	$4,527
IBNR reserves	2,326	4,737	7,063
Retroactive reinsurance	—	24,326	24,326

Gross unpaid losses and loss adjustment expenses	$4,235	$31,681	35,916

Deferred charges and ceded reinsurance receivables			(8,496)

Net unpaid losses and loss adjustment expenses			$27,420

Management’s Discussion (Continued)

Property and casualty losses (Continued)

BHRG (Continued)

In general, the methodologies we use to establish BHRG’s unpaid losses and loss adjustment expense liabilities vary widely and encompass many of the common methodologies employed in the actuarial field today. Certain traditional methodologies such as paid and incurred loss development techniques, incurred and paid loss Bornhuetter-Ferguson techniques and frequency and severity techniques are utilized, as well as ground-up techniques where appropriate. Additional judgments are employed to consider changes in contract conditions and terms as well as the incidence of litigation or legal and regulatory change.

Gross unpaid losses and loss adjustment expenses related to our retroactive reinsurance policies were approximately $24.3 billion, and were predominately for casualty or liability coverages. Retroactive reinsurance policies relate to loss events occurring before a specified date on or before the contract date and include excess-of-loss contracts, in which losses above a contractual retention are indemnified and contracts that indemnify losses paid by the counterparty immediately after the policy effective date. These contracts may include significant exposures to asbestos, environmental and other latent injury claims. We do not retrocede liabilities assumed under retroactive reinsurance contracts to third party reinsurers.

The classification “reported case reserves” has no practical analytical value with respect to retroactive policies since such amounts are derived from ceding company reports which may employ varying definitions of “case reserves.” We review and establish loss reserve estimates in the aggregate by individual contract, considering exposure and development trends.

In establishing retroactive reinsurance liabilities, we often analyze historical aggregate loss payment patterns and project losses into the future under various scenarios. The claim-tail is expected to be very long for many policies and may last several decades. We assign judgmental probability factors to these aggregate loss payment scenarios and an expectancy outcome is determined. We monitor claim payment activity and review ceding company reports and other information concerning the underlying losses. Since the claim-tail is expected to be very long for such contracts, we reassess expected ultimate losses as significant events related to the underlying losses are reported or revealed during the monitoring and review process.

BHRG’s liabilities under retroactive reinsurance include estimated liabilities for environmental, asbestos and latent injury losses of approximately $12.7 billion at December 31, 2014 and $11.9 billion at December 31, 2013. BHRG, as a reinsurer, does not receive consistently reliable information regarding asbestos, environmental and latent injury claims from all ceding companies, particularly with respect to multi-line treaty or aggregate excess-of-loss policies. Periodically, we conduct a ground-up analysis of the underlying loss data of the reinsured to make an estimate of ultimate reinsured losses. When detailed loss information is unavailable, our estimates can only be developed by applying recent industry trends and projections to aggregate client data. Judgments in these areas necessarily include the stability of the legal and regulatory environment under which these claims will be adjudicated. Potential legal reform and legislation could also have a significant impact on establishing loss reserves for mass tort claims in the future.

We increased ultimate liabilities for prior years’ retroactive reinsurance contracts by approximately $825 million in 2014 and $300 million in 2013. In both years, the increases primarily related to asbestos and environmental risks assumed. The increase in 2014, net of deferred charge balances adjustments related to changes in estimated timing and amount of remaining unpaid liabilities, produced charges to pre-tax earnings of approximately $450 million in 2014. In 2013, the impact of the increase on pre-tax earnings was relatively insignificant. Our aggregate net payments of retroactive reinsurance losses and loss adjustment expenses approximated $1.1 billion in 2014 and $1.3 billion in 2013.

We currently believe that maximum losses payable under our retroactive policies will not exceed approximately $40 billion due to the aggregate contract limits that are applicable to most of these contracts. Absent significant judicial or legislative changes affecting asbestos, environmental or latent injury exposures, we also believe it unlikely that our reported year end 2014 gross unpaid losses of $24.3 billion will develop upward to the maximum loss payable or downward by more than 15%.

Gross unpaid losses and loss adjustment expenses arising from BHRG’s property and casualty contracts, other than retroactive reinsurance, were approximately $11.6 billion as of December 31, 2014 and consisted of traditional property and casualty coverages written primarily under excess-of-loss and quota-share treaties, and to a lesser extent, under individual risk contracts. These coverages included catastrophe and aviation contracts that periodically generate low frequency/high severity losses. Reserving techniques for catastrophe and individual risk contracts generally rely more on a per-policy assessment of the ultimate cost associated with the individual loss event rather than with an analysis of the historical development patterns of past losses. Absent litigation affecting the interpretation of coverage terms, the expected claim-tail is relatively short and thus the estimation error in the initial reserve estimates usually emerges within 24 months after the loss event.

Management’s Discussion (Continued)

Property and casualty losses (Continued)

BHRG (Continued)

Under most of our non-catastrophe property and casualty treaties, liabilities for unpaid losses and loss adjustments expenses are generally based upon loss estimates reported by ceding companies and IBNR reserves that are primarily a function of reported losses from ceding companies and anticipated loss ratios established on a portfolio basis, supplemented by management’s estimates of the impact of major catastrophe events as they become known. Anticipated loss ratios are based upon management’s judgment considering the type of business covered, analysis of each ceding company’s loss history and evaluation of that portion of the underlying contracts underwritten by each ceding company, which are in turn ceded to BHRG. A range of reserve amounts as a result of changes in underlying assumptions is not prepared. For BHRG’s property/casualty contracts other than retroactive reinsurance, we decreased estimated ultimate losses for prior years’ occurrences by approximately $889 million in 2014 and $714 million in 2013. In both years, the decreases primarily derived from lower than expected losses reported by ceding companies. These decreases produced corresponding increases in pre-tax earnings in 2014 and 2013.

Derivative contract liabilities

Our Consolidated Balance Sheets include significant derivative contract liabilities that are measured at fair value. Our most significant derivative contract exposures relate to equity index put option contracts written between 2004 and 2008. These contracts were entered into in over-the-counter markets. Certain elements of the terms and conditions of these contracts are not standard and we are not required to post collateral under most of these contracts. Furthermore, there is no source of independent data available to us showing trading volume and actual prices of completed transactions. As a result, the values of these liabilities are based on valuation models that we believe would be used by market participants. Such models or other valuation techniques use inputs that are observable in the marketplace, while others are unobservable. Unobservable inputs require us to make certain projections and assumptions about the information that would be used by market participants in establishing prices. We believe that the fair values produced for long-duration options are inherently subjective. The values of contracts in an actual exchange are affected by market conditions and perceptions of the buyers and sellers. Actual values in an exchange may differ significantly from the values produced by any mathematical model.

We determine the estimated fair value of equity index put option contracts using a Black-Scholes based option valuation model. Inputs to the model include the current index value, strike price, interest rate, dividend rate and contract expiration date. The weighted average interest and dividend rates used as of December 31, 2014 were 1.5% and 3.3%, respectively, and were 2.5% and 3.6%, respectively, as of December 31, 2013. The interest rates as of December 31, 2014 and 2013 were approximately 53 basis points and 64 basis points (on a weighted average basis), respectively, over benchmark interest rates and represented our estimate of our nonperformance risk. We believe that the most significant economic risks under these contracts relate to changes in the index value component and, to a lesser degree, the foreign currency component.

The Black-Scholes based model also incorporates volatility estimates that measure potential price changes over time. Our contracts have an average remaining maturity of about 6 years. The weighted average volatility used as of December 31, 2014 was approximately 20.9%, compared to 20.7% as of December 31, 2013. The weighted average volatilities are based on the volatility input for each equity index put option contract weighted by the notional value of each equity index put option contract as compared to the aggregate notional value of all equity index put option contracts. The volatility input for each equity index put option contract reflects our expectation of future price volatility. The impact on fair value as of December 31, 2014 ($4.6 billion) from changes in the volatility assumption is summarized in the table that follows. Dollars are in millions.

Hypothetical change in volatility (percentage points)	Hypothetical fair value
Increase 2 percentage points	$4,899
Increase 4 percentage points	5,252
Decrease 2 percentage points	4,237
Decrease 4 percentage points	3,935

For several years, we also have had exposures relating to a number of credit default contracts written involving corporate and state/municipality issuers. At December 31, 2014, our remaining exposures relate to state/municipality exposures which begin to expire in 2019. The fair values of our state/municipality contracts are generally based on pricing data and current ratings on the underlying bond issues and credit spread estimates. We monitor and review pricing data and spread estimates for consistency as well as reasonableness with respect to current market conditions.

Management’s Discussion (Continued)

Other Critical Accounting Policies

We record deferred charges with respect to liabilities assumed under retroactive reinsurance contracts. At the inception of these contracts, the deferred charges represent the excess, if any, of the estimated ultimate liability for unpaid losses over the consideration received. Deferred charges are amortized using the interest method over an estimate of the ultimate claim payment period with the periodic amortization reflected in earnings as a component of losses and loss adjustment expenses. Deferred charge balances are adjusted periodically to reflect new projections of the amount and timing of remaining loss payments. Adjustments to deferred charge balances resulting from changes to these assumptions are determined retrospectively from the inception of the contract. Unamortized deferred charges were approximately $7.8 billion at December 31, 2014. Significant changes in the estimated amount and the timing of payments of unpaid losses may have a significant effect on unamortized deferred charges and the amount of periodic amortization.

Our Consolidated Balance Sheet includes goodwill of acquired businesses of $60.7 billion, which includes approximately $4.0 billion associated with our various acquisitions in 2014. We evaluate goodwill for impairment at least annually and we conducted our most recent annual review during the fourth quarter of 2014. Our review includes determining the estimated fair values of our reporting units. There are several methods of estimating a reporting unit’s fair value, including market quotations, underlying asset and liability fair value determinations and other valuation techniques, such as discounted projected future net earnings or net cash flows and multiples of earnings. We primarily use discounted projected future earnings or cash flow methods. The key assumptions and inputs used in such methods may include forecasting revenues and expenses, operating cash flows and capital expenditures, as well as an appropriate discount rate and other inputs. A significant amount of judgment is required in estimating the fair value of a reporting unit and in performing goodwill impairment tests. Due to the inherent uncertainty in forecasting cash flows and earnings, actual results may vary significantly from the forecasts. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then, as required by GAAP, we estimate the fair values of the individual assets (including identifiable intangible assets) and liabilities of the reporting unit. The excess of the estimated fair value of the reporting unit over the estimated fair value of its net assets establishes the implied value of goodwill. The excess of the recorded amount of goodwill over the implied value is charged to earnings as an impairment loss.

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

Management’s Discussion (Continued)

Interest Rate Risk (Continued)

The following table summarizes the estimated effects of hypothetical changes in interest rates on our significant assets and liabilities that are subject to interest rate risk. It is assumed that the interest rate changes occur immediately and uniformly to each category of instrument containing interest rate risk, and that there are no significant changes to other factors used to determine the value of the instrument. The hypothetical changes in interest rates do not reflect what could be deemed best or worst case scenarios. Variations in interest rates could produce significant changes in the timing of repayments due to prepayment options available to the issuer. For these reasons, actual results might differ from those reflected in the table. Dollars are in millions.

		Estimated Fair Value after Hypothetical Change in Interest Rates
		(bp=basis points)
	Fair Value	100 bp decrease	100 bp increase	200 bp increase	300 bp increase
December 31, 2014
Assets:
Investments in fixed maturity securities	$27,636	$28,291	$26,843	$26,127	$25,529
Other investments (1)	11,239	11,771	10,772	10,317	9,887
Loans and finance receivables	12,891	13,369	12,444	12,026	11,633
Liabilities:
Notes payable and other borrowings:
Insurance and other	12,484	13,142	11,914	11,415	10,973
Railroad, utilities and energy	62,802	69,196	57,412	52,832	48,908
Finance and financial products	13,417	13,713	12,812	12,281	11,810
Equity index put option contracts	4,560	5,343	3,874	3,277	2,759
December 31, 2013
Assets:
Investments in fixed maturity securities	$29,370	$30,160	$28,591	$27,870	$27,259
Other investments (1)	8,592	9,021	8,166	7,757	7,370
Loans and finance receivables	12,002	12,412	11,617	11,255	10,915
Liabilities:
Notes payable and other borrowings:
Insurance and other	13,147	13,776	12,595	12,104	11,663
Railroad, utilities and energy	49,879	54,522	45,906	42,500	39,554
Finance and financial products	13,013	13,703	12,405	11,867	11,385
Equity index put option contracts	4,667	5,589	3,876	3,200	2,626

(1)	Excludes other investments that are not subject to a significant level of interest rate risk.

Equity Price Risk

Historically, we have maintained large amounts of invested assets in exchange traded equity securities. Strategically, we strive to invest in businesses that possess excellent economics, with able and honest management and at sensible prices and prefer to invest a meaningful amount in each investee. Consequently, equity investments are concentrated in relatively few issuers. At December 31, 2014, approximately 59% of the total fair value of equity investments was concentrated within four companies.

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

We are also subject to equity price risk with respect to our equity index put option contracts. While our ultimate potential liability with respect to these contracts is determined from the movement of the underlying stock index between the contract inception date and expiration date, fair values of these contracts are also affected by changes in other factors such as interest rates, expected dividend rates and the remaining duration of the contract.

Management’s Discussion (Continued)

Equity Price Risk (Continued)

The following table summarizes our equity and other investments and derivative contract liabilities with significant equity price risk as of December 31, 2014 and 2013. The effects of a hypothetical 30% increase and a 30% decrease in market prices as of those dates are also shown. The selected 30% hypothetical changes do not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due both to the nature of equity markets and the aforementioned concentrations existing in our equity investment portfolio. Dollar amounts are in millions.

	Fair Value	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
December 31, 2014
Assets:
Equity securities	$117,470	30% increase	$152,711	9.6
		30% decrease	82,229	(9.6)
Other investments (1)	14,789	30% increase	19,389	1.2
		30% decrease	10,244	(1.2)
Liabilities:
Equity index put option contracts	4,560	30% increase	2,802	0.5
		30% decrease	7,826	(0.9)
December 31, 2013
Assets:
Equity securities	$117,505	30% increase	$152,757	10.3
		30% decrease	82,254	(10.3)
Other investments (1)	13,226	30% increase	17,172	1.2
		30% decrease	9,359	(1.1)
Liabilities:
Equity index put option contracts	4,667	30% increase	2,873	0.5
		30% decrease	7,987	(1.0)

(1)	Excludes other investments that do not possess significant equity price risk.

Foreign Currency Risk

We generally do not use derivative contracts to hedge foreign currency price changes primarily because of the natural hedging that occurs between assets and liabilities denominated in foreign currencies in our Consolidated Financial Statements. In addition, we hold investments in common stocks of major multinational companies such as The Coca-Cola Company that have significant foreign business and foreign currency risk of their own. Our net assets subject to translation are primarily in our insurance, utilities and energy subsidiaries, and certain manufacturing and services subsidiaries, as well as through our investments in Heinz that are accounted for under the equity method. The translation impact is somewhat offset by transaction gains or losses on net reinsurance liabilities of certain U.S. subsidiaries that are denominated in foreign currencies as well as the equity index put option liabilities of U.S. subsidiaries relating to contracts that would be settled in foreign currencies.

Commodity Price Risk

Our subsidiaries use commodities in various ways in manufacturing and providing services. As such, we are subject to price risks related to various commodities. In most instances, we attempt to manage these risks through the pricing of our products and services to customers. To the extent that we are unable to sustain price increases in response to commodity price increases, our operating results will likely be adversely affected. We utilize derivative contracts to a limited degree in managing commodity price risks, most notably at BHE. BHE’s exposures to commodities include variations in the price of fuel required to generate electricity, wholesale electricity that is purchased and sold and natural gas supply for customers. Commodity prices are subject to wide price swings as supply and demand are impacted by, among many other unpredictable items, weather, market liquidity, generating facility availability, customer usage, storage and transmission and transportation constraints.

Management’s Discussion (Continued)

Commodity Price Risk (Continued)

To mitigate a portion of the risk, BHE uses derivative instruments, including forwards, futures, options, swaps and other agreements, to effectively secure future supply or sell future production generally at fixed prices. The settled cost of these contracts is generally recovered from customers in regulated rates. Financial results would be negatively impacted if the costs of wholesale electricity, fuel or natural gas are higher than what is permitted to be recovered in rates. The table that follows summarizes commodity price risk on energy derivative contracts of BHE as of December 31, 2014 and 2013 and shows the effects of a hypothetical 10% increase and a 10% decrease in forward market prices by the expected volumes for these contracts as of each date. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios. Dollars are in millions.

	Fair Value Net Assets (Liabilities)	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Price
December 31, 2014	$(192)	10% increase	$(111)
		10% decrease	(272)
December 31, 2013	$(140)	10% increase	$(72)
		10% decrease	(208)

Management’s Discussion (Continued)

FORWARD-LOOKING STATEMENTS

Investors are cautioned that certain statements contained in this document as well as some statements in periodic press releases and some oral statements of Berkshire officials during presentations about Berkshire or its subsidiaries are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, which include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” or similar expressions. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects and possible future Berkshire actions, which may be provided by management, are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties and assumptions about Berkshire and its subsidiaries, economic and market factors and the industries in which we do business, among other things. These statements are not guarantees of future performance and we have no specific intention to update these statements.

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

See “Market Risk Disclosures” contained in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Management’s Report on Internal Control Over Financial Reporting

Management of Berkshire Hathaway Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears on page 65.

Berkshire Hathaway Inc.

February 27, 2015

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Berkshire Hathaway Inc.

Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of Berkshire Hathaway Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Berkshire Hathaway Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Omaha, Nebraska

February 27, 2015

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	December 31,
	2014	2013
ASSETS
Insurance and Other:
Cash and cash equivalents	$57,974	$42,433
Investments:
Fixed maturity securities	27,397	28,785
Equity securities	115,529	115,464
Other	16,346	12,334
Investments in H.J. Heinz Holding Corporation	11,660	12,111
Receivables	21,852	20,280
Inventories	10,236	9,860
Property, plant and equipment	14,153	13,623
Goodwill	34,959	33,067
Other	23,763	19,113

	333,869	307,070

Railroad, Utilities and Energy:
Cash and cash equivalents	3,001	3,400
Property, plant and equipment	115,054	102,482
Goodwill	24,418	22,603
Other	16,343	16,149

	158,816	144,634

Finance and Financial Products:
Cash and cash equivalents	2,294	2,353
Investments in equity and fixed maturity securities	1,299	1,506
Other investments	5,978	5,617
Loans and finance receivables	12,566	12,826
Property, plant and equipment and assets held for lease	8,037	7,700
Goodwill	1,337	1,341
Other	1,990	1,884

	33,501	33,227

	$526,186	$484,931

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance and Other:
Losses and loss adjustment expenses	$71,477	$64,866
Unearned premiums	11,944	10,770
Life, annuity and health insurance benefits	13,261	11,681
Accounts payable, accruals and other liabilities	23,307	21,979
Notes payable and other borrowings	11,894	12,440

	131,883	121,736

Railroad, Utilities and Energy:
Accounts payable, accruals and other liabilities	15,595	14,557
Notes payable and other borrowings	55,579	46,655

	71,174	61,212

Finance and Financial Products:
Accounts payable, accruals and other liabilities	1,321	1,299
Derivative contract liabilities	4,810	5,331
Notes payable and other borrowings	12,736	13,129

	18,867	19,759

Income taxes, principally deferred	61,235	57,739

Total liabilities	283,159	260,446

Shareholders’ equity:
Common stock	8	8
Capital in excess of par value	35,573	35,472
Accumulated other comprehensive income	42,732	44,025
Retained earnings	163,620	143,748
Treasury stock, at cost	(1,763)	(1,363)

Berkshire Hathaway shareholders’ equity	240,170	221,890
Noncontrolling interests	2,857	2,595

Total shareholders’ equity	243,027	224,485

	$526,186	$484,931

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in millions except per-share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Insurance and Other:
Insurance premiums earned	$41,253	$36,684	$34,545
Sales and service revenues	97,097	92,993	81,447
Interest, dividend and other investment income	5,026	4,934	4,532
Investment gains/losses	3,503	3,881	990

	146,879	138,492	121,514

Railroad, Utilities and Energy:
Revenues	40,690	34,757	32,582

Finance and Financial Products:
Sales and service revenues	5,094	4,635	4,358
Interest, dividend and other investment income	1,432	1,474	1,574
Investment gains/losses	72	184	472
Derivative gains/losses	506	2,608	1,963

	7,104	8,901	8,367

	194,673	182,150	162,463

Costs and expenses:
Insurance and Other:
Insurance losses and loss adjustment expenses	26,406	21,275	20,113
Life, annuity and health insurance benefits	5,181	5,072	5,114
Insurance underwriting expenses	6,998	7,248	7,693
Cost of sales and services	78,873	75,953	66,419
Selling, general and administrative expenses	12,198	11,732	10,307
Interest expense	419	395	363

	130,075	121,675	110,009

Railroad, Utilities and Energy:
Cost of sales and operating expenses	29,378	25,157	23,816
Interest expense	2,378	1,865	1,745

	31,756	27,022	25,561

Finance and Financial Products:
Cost of sales and services	2,758	2,566	2,458
Selling, general and administrative expenses	1,523	1,550	1,563
Interest expense	456	541	636

	4,737	4,657	4,657

	166,568	153,354	140,227

Earnings before income taxes	28,105	28,796	22,236
Income tax expense	7,935	8,951	6,924

Net earnings	20,170	19,845	15,312
Less: Earnings attributable to noncontrolling interests	298	369	488

Net earnings attributable to Berkshire Hathaway shareholders	$19,872	$19,476	$14,824

Average common shares outstanding *	1,643,456	1,643,613	1,651,294
Net earnings per share attributable to Berkshire Hathaway shareholders *	$12,092	$11,850	$8,977

*	Average shares outstanding include average Class A common shares and average Class B common shares determined on an equivalent Class A common stock basis. Net earnings per common share attributable to Berkshire Hathaway shown above represents net earnings per equivalent Class A common share. Net earnings per Class B common share is equal to one-fifteen-hundredth (1/1,500) of such amount or $8.06 per share for 2014, $7.90 per share for 2013 and $5.98 per share for 2012.

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in millions)

	Year Ended December 31,
	2014	2013	2012
Net earnings	$20,170	$19,845	$15,312

Other comprehensive income:
Net change in unrealized appreciation of investments	5,831	25,111	15,700
Applicable income taxes	(2,062)	(8,691)	(5,434)
Reclassification of investment appreciation in net earnings	(3,360)	(2,447)	(953)
Applicable income taxes	1,176	856	334
Foreign currency translation	(2,032)	(82)	276
Applicable income taxes	183	34	(9)
Prior service cost and actuarial gains/losses of defined benefit pension plans	(1,703)	2,602	5
Applicable income taxes	624	(950)	(26)
Other, net	8	138	(32)

Other comprehensive income, net	(1,335)	16,571	9,861

Comprehensive income	18,835	36,416	25,173
Comprehensive income attributable to noncontrolling interests	256	394	503

Comprehensive income attributable to Berkshire Hathaway shareholders	$18,579	$36,022	$24,670

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in millions)

	Berkshire Hathaway shareholders’ equity					Total
	Common stock and capital in excess of par value	Accumulated other comprehensive income	Retained earnings	Treasury stock	Non- controlling interests
Balance at December 31, 2011	$37,815	$17,654	$109,448	$(67)	$4,111	$168,961
Net earnings	—	—	14,824	—	488	15,312
Other comprehensive income, net	—	9,846	—	—	15	9,861
Issuance (repurchase) of common stock	118	—	—	(1,296)	—	(1,178)
Transactions with noncontrolling interests	(695)	—	—	—	(673)	(1,368)

Balance at December 31, 2012	37,238	27,500	124,272	(1,363)	3,941	191,588
Net earnings	—	—	19,476	—	369	19,845
Other comprehensive income, net	—	16,546	—	—	25	16,571
Issuance of common stock	92	—	—	—	—	92
Transactions with noncontrolling interests	(1,850)	(21)	—	—	(1,740)	(3,611)

Balance at December 31, 2013	35,480	44,025	143,748	(1,363)	2,595	224,485
Net earnings	—	—	19,872	—	298	20,170
Other comprehensive income, net	—	(1,293)	—	—	(42)	(1,335)
Issuance (acquisition) of common stock	118	—	—	(400)	—	(282)
Transactions with noncontrolling interests	(17)	—	—	—	6	(11)

Balance at December 31, 2014	$35,581	$42,732	$163,620	$(1,763)	$2,857	$243,027

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net earnings	$20,170	$19,845	$15,312
Adjustments to reconcile net earnings to operating cash flows:
Investment gains/losses	(3,575)	(4,065)	(1,462)
Depreciation and amortization	7,370	6,508	6,154
Other	(341)	373	(213)
Changes in operating assets and liabilities before business acquisitions:
Losses and loss adjustment expenses	7,404	578	(421)
Deferred charges reinsurance assumed	(3,413)	(340)	121
Unearned premiums	1,159	519	1,134
Receivables and originated loans	(1,890)	1,035	(1,610)
Derivative contract assets and liabilities	(520)	(2,430)	(2,183)
Income taxes	4,905	3,514	1,710
Other	741	2,167	2,408

Net cash flows from operating activities	32,010	27,704	20,950

Cash flows from investing activities:
Purchases of fixed maturity securities	(7,774)	(7,546)	(8,250)
Purchases of equity securities	(7,014)	(8,558)	(7,376)
Investments in H.J. Heinz Holding Corp. and other investments	(3,000)	(12,250)	—
Sales of fixed maturity securities	1,697	4,311	2,982
Redemptions and maturities of fixed maturity securities	6,795	11,203	6,064
Sales and redemptions of equity securities	8,896	3,869	8,088
Purchases of loans and finance receivables	(181)	(490)	(650)
Collections of loans and finance receivables	885	654	1,714
Acquisitions of businesses, net of cash acquired	(4,824)	(6,431)	(3,188)
Purchases of property, plant and equipment	(15,185)	(11,087)	(9,775)
Other	336	(1,210)	(183)

Net cash flows from investing activities	(19,369)	(27,535)	(10,574)

Cash flows from financing activities:
Proceeds from borrowings of insurance and other businesses	845	2,622	1,820
Proceeds from borrowings of railroad, utilities and energy businesses	5,765	7,491	4,707
Proceeds from borrowings of finance businesses	1,148	3,462	2,352
Repayments of borrowings of insurance and other businesses	(1,289)	(2,750)	(1,999)
Repayments of borrowings of railroad, utilities and energy businesses	(1,862)	(1,596)	(2,119)
Repayments of borrowings of finance businesses	(1,543)	(3,927)	(3,210)
Changes in short term borrowings, net	932	(1,317)	(309)
Acquisitions of noncontrolling interests and treasury stock	(1,287)	(2,890)	(2,096)
Other	22	(134)	48

Net cash flows from financing activities	2,731	961	(806)

Effects of foreign currency exchange rate changes	(289)	64	123

Increase in cash and cash equivalents	15,083	1,194	9,693
Cash and cash equivalents at beginning of year	48,186	46,992	37,299

Cash and cash equivalents at end of year *	$63,269	$48,186	$46,992

* Cash and cash equivalents at end of year are comprised of the following:
Insurance and Other	$57,974	$42,433	$42,186
Railroad, Utilities and Energy	3,001	3,400	2,570
Finance and Financial Products	2,294	2,353	2,236

	$63,269	$48,186	$46,992

See accompanying Notes to Consolidated Financial Statements

BERKSHIRE HATHAWAY INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

(1)	Significant accounting policies and practices

(a)	Nature of operations and basis of consolidation

Berkshire Hathaway Inc. (“Berkshire”) is a holding company owning subsidiaries engaged in a number of diverse business activities, including insurance and reinsurance, freight rail transportation, utilities and energy, manufacturing, service, retailing and finance. In these notes the terms “us,” “we,” or “our” refer to Berkshire and its consolidated subsidiaries. Further information regarding our reportable business segments is contained in Note 23. Significant business acquisitions completed over the past three years are discussed in Note 2.

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

Intercompany accounts and transactions have been eliminated. In 2014, we began including the transportation equipment manufacturing and leasing businesses of Marmon Holdings, Inc. (“Marmon”) as part of our finance and financial products businesses. Prior period amounts in these financial statements have been reclassified to conform to the current year presentation. On April 30, 2014, MidAmerican Energy Holdings Company’s name was changed to Berkshire Hathaway Energy Company (“BHE”).

(b)	Use of estimates in preparation of financial statements

The preparation of our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. In particular, estimates of unpaid losses and loss adjustment expenses and related recoverables under reinsurance for property and casualty insurance are subject to considerable estimation error due to the inherent uncertainty in projecting ultimate claim amounts. In addition, estimates and assumptions associated with the amortization of deferred charges on retroactive reinsurance contracts, determinations of fair values of certain financial instruments and evaluations of goodwill and identifiable intangible assets for impairment require considerable judgment. Actual results may differ from the estimates used in preparing our Consolidated Financial Statements.

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

Investment gains and losses arise when investments are sold (as determined on a specific identification basis) or are other-than-temporarily impaired. If a decline in the value of an investment below cost is deemed other than temporary, the cost of the investment is written down to fair value, with a corresponding charge to earnings. Factors considered in determining whether an impairment is other than temporary include: the financial condition, business prospects and creditworthiness of the issuer, the relative amount of the decline, our ability and intent to hold the investment until the fair value recovers and the length of time that fair value has been less than cost. With respect to an investment in a fixed maturity security, we recognize an other-than-temporary impairment if we (a) intend to sell or expect to be required to sell the security before its amortized cost is recovered or (b) do not expect to ultimately recover the amortized cost basis even if we do not intend to sell the security. Under scenario (a), we recognize losses in earnings and under scenario (b), we recognize the credit loss component in earnings and the difference between fair value and the amortized cost basis net of the credit loss in other comprehensive income.

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

Loans and finance receivables of the finance and financial products businesses are predominantly manufactured housing installment loans. Loans and finance receivables are stated at amortized cost based on our ability and intent to hold such loans and receivables to maturity and are stated net of allowances for uncollectible accounts. The carrying value of acquired loans represents acquisition costs, plus or minus origination and commitment costs paid or fees received, which together with acquisition premiums or discounts, are deferred and amortized as yield adjustments over the life of the loans. Loans and finance receivables include loan securitizations issued when we have the power to direct and the right to receive residual returns. Substantially all of these loans are secured by real or personal property or other assets of the borrower.

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

Loans in which payments are delinquent (with no grace period) are considered past due. Loans which are over 90 days past due or are in foreclosure are placed on nonaccrual status and interest previously accrued but not collected is reversed. Subsequent amounts received on the loans are first applied to the principal and interest owed for the most delinquent amount. Interest income accruals are resumed once a loan is less than 90 days delinquent.

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

We carry derivative contracts in our Consolidated Balance Sheets at fair value, net of reductions permitted under master netting agreements with counterparties. The changes in fair value of derivative contracts that do not qualify as hedging instruments for financial reporting purposes are recorded in earnings.

Cash collateral received from or paid to counterparties to secure derivative contract assets or liabilities is included in other liabilities or other assets. Securities received from counterparties as collateral are not recorded as assets and securities delivered to counterparties as collateral continue to be reflected as assets in our Consolidated Balance Sheets.

(g)	Fair value measurements

As defined under GAAP, fair value is the price that would be received to sell an asset or paid to transfer a liability between market participants in the principal market or in the most advantageous market when no principal market exists. Adjustments to transaction prices or quoted market prices may be required in illiquid or disorderly markets in order to estimate fair value. Alternative valuation techniques may be appropriate under the circumstances to determine the value that would be received to sell an asset or paid to transfer a liability in an orderly transaction. Market participants are assumed to be independent, knowledgeable, able and willing to transact an exchange and not acting under duress. Our nonperformance or credit risk is considered in determining the fair value of liabilities. Considerable judgment may be required in interpreting market data used to develop the estimates of fair value. Accordingly, estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized in a current or future market exchange.

(h)	Inventories

Inventories consist of manufactured goods and goods acquired for resale. Manufactured inventory costs include raw materials, direct and indirect labor and factory overhead. Inventories are stated at the lower of cost or market. As of December 31, 2014, approximately 43% of our consolidated inventory cost was determined using the last-in-first-out (“LIFO”) method, 33% using the first-in-first-out (“FIFO”) method, and the remainder primarily using the average cost method. With respect to inventories carried at LIFO cost, the aggregate difference in value between LIFO cost and cost determined under the FIFO method was $857 million and $796 million as of December 31, 2014 and 2013, respectively.

(i)	Property, plant and equipment and leased assets

Additions to property, plant and equipment used in operations and leased assets are recorded at cost and consist of major additions, improvements and betterments. With respect to constructed assets, all construction related material, direct labor and contract services as well as certain indirect costs are capitalized. Indirect costs include interest over the construction period. With respect to constructed assets of certain of our regulated utility and energy subsidiaries that are subject to authoritative guidance for regulated operations, capitalized costs also include an equity allowance for funds used during construction, which represents the cost of equity funds used to finance the construction of the regulated facilities. Also see Note 1(q).

Normal repairs and maintenance and other costs that do not improve the property, extend the useful life or otherwise do not meet capitalization criteria are charged to expense as incurred. Rail grinding costs related to our railroad properties are expensed as incurred.

Property, plant and equipment and leased assets are depreciated to estimated salvage value primarily on the straight-line method over estimated useful lives or mandated recovery periods as prescribed by regulatory authorities. Depreciation of assets of our regulated utilities and railroad is generally provided using group depreciation methods where rates are based on periodic depreciation studies approved by the applicable regulator. Under group depreciation, a single depreciation rate is applied to the gross investment in a particular class of property, despite differences in the service life or salvage value of individual property units within the same class. When our regulated utilities or railroad retires or sells a component of the assets accounted for using group depreciation methods, no gain or loss is recognized. Gains or losses on disposals of all other assets are recorded through earnings.

Notes to Consolidated Financial Statements (Continued)

(1)	Significant accounting policies and practices (Continued)

(i)	Property, plant and equipment and leased assets (Continued)

Our businesses evaluate property, plant and equipment for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable or the assets are being held for sale. Upon the occurrence of a triggering event, we assess whether the estimated undiscounted cash flows expected from the use of the asset and the residual value from the ultimate disposal of the asset exceeds the carrying value. If the carrying value exceeds the estimated recoverable amounts, we write down the asset to the estimated fair value. Impairment losses are included in earnings, except with respect to impairment of assets of our regulated utility and energy subsidiaries when the impacts of regulation are considered in evaluating the carrying value of regulated assets.

(j)	Goodwill and other intangible assets

Goodwill represents the excess of the acquisition price of a business over the fair value of identifiable net assets of that business. We evaluate goodwill for impairment at least annually. When evaluating goodwill for impairment, we estimate the fair value of the reporting unit. There are several methods that may be used to estimate a reporting unit’s fair value, including market quotations, asset and liability fair values and other valuation techniques, including, but not limited to, discounted projected future net earnings or net cash flows and multiples of earnings. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then the identifiable assets and liabilities of the reporting unit are estimated at fair value as of the current testing date. The excess of the estimated fair value of the reporting unit over the current estimated fair value of net assets establishes the implied value of goodwill. The excess of the recorded goodwill over the implied goodwill value is charged to earnings as an impairment loss. Significant judgment is required in estimating the fair value of the reporting unit and performing goodwill impairment tests.

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

Insurance premiums for prospective property/casualty and health insurance and reinsurance are earned over the loss exposure or coverage period in proportion to the level of protection provided. In most cases, premiums are recognized as revenues ratably over the term of the contract with unearned premiums computed on a monthly or daily pro-rata basis. Premiums for retroactive property/casualty reinsurance policies are earned at the inception of the contracts, as all of the underlying loss events covered by these policies occurred in the past. Premiums for life reinsurance and annuity contracts are earned when due. Premiums earned are stated net of amounts ceded to reinsurers. For contracts containing experience rating provisions, premiums earned reflect estimated loss experience under the contracts.

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

Leasing revenue is generally recognized ratably over the term of the lease, as a substantial portion of our leases are classified as operating leases.

Operating revenues from the distribution and sale of electricity and natural gas to customers are recognized when the services are rendered or the energy is delivered. Revenues include unbilled as well as billed amounts. Rates charged are generally subject to federal and state regulation or established under contractual arrangements. When preliminary rates are permitted to be billed prior to final approval by the applicable regulator, certain revenue collected may be subject to refund and a liability for estimated refunds is recorded.

Notes to Consolidated Financial Statements (Continued)

(1)	Significant accounting policies and practices (Continued)

(k)	Revenue recognition (Continued)

Railroad transportation revenues are recognized based upon the proportion of service provided as of the balance sheet date. Customer incentives, which are primarily provided for shipping a specified cumulative volume or shipping to/from specific locations, are recorded as pro-rata reductions to revenue based on actual or projected future customer shipments. When using projected shipments, we rely on historic trends as well as economic and other indicators to estimate the recorded liability for customer incentives.

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

The excess, if any, of the estimated ultimate liabilities for claims and claim settlement costs over the premiums earned with respect to retroactive property/casualty reinsurance contracts is recorded as a deferred charge at inception of the contract. Deferred charges are subsequently amortized using the interest method over the expected claim settlement periods. Changes to the estimated timing or amount of loss payments produce changes in periodic amortization. Changes in such estimates are applied retrospectively and are included in insurance losses and loss adjustment expenses in the period of the change. The unamortized deferred charge balances are included in other assets and were $7,772 million and $4,359 million at December 31, 2014 and 2013, respectively.

(n)	Insurance policy acquisition costs

Incremental costs that are directly related to the successful acquisition of insurance contracts are capitalized, subject to ultimate recoverability, and are subsequently amortized to underwriting expenses as the related premiums are earned. Direct incremental acquisition costs include commissions, premium taxes, and certain other costs associated with successful efforts. All other underwriting costs are expensed as incurred. The recoverability of capitalized insurance policy acquisition costs generally reflects anticipation of investment income. The unamortized balances are included in other assets and were $1,722 million and $1,601 million at December 31, 2014 and 2013, respectively.

(p)	Life, annuity and health insurance benefits

Liabilities for insurance benefits under life contracts are computed based upon estimated future investment yields, expected mortality, morbidity, and lapse or withdrawal rates and reflects estimates for future premiums and expenses under the contracts. These assumptions, as applicable, also include a margin for adverse deviation and may vary with the characteristics of the contract’s date of issuance, policy duration and country of risk. The interest rate assumptions used may vary by contract or jurisdiction and generally range from less than 1% to 7%. Annuity contracts are

Notes to Consolidated Financial Statements (Continued)

(1)	Significant accounting policies and practices (Continued)

(p)	Life, annuity and health insurance benefits (Continued)

discounted based on the implicit rate of return as of the inception of the contracts and such interest rates generally range from less than 1% to 7%.

(q)	Regulated utilities and energy businesses

Certain energy subsidiaries prepare their financial statements in accordance with authoritative guidance for regulated operations, reflecting the economic effects of regulation from the ability to recover certain costs from customers and the requirement to return revenues to customers in the future through the regulated rate-setting process. Accordingly, certain costs are deferred as regulatory assets and obligations are accrued as regulatory liabilities. These assets and liabilities will be amortized into operating expenses and revenues over various future periods.

Regulatory assets and liabilities are continually assessed for probable future inclusion in regulatory rates by considering factors such as applicable regulatory or legislative changes and recent rate orders received by other regulated entities. If future inclusion in regulatory rates ceases to be probable, the amount no longer probable of inclusion in regulatory rates is charged or credited to earnings (or other comprehensive income, if applicable) or returned to customers. At December 31, 2014, regulatory assets were $4,253 million and regulatory liabilities were $2,832 million. At December 31, 2013, regulatory assets were $3,515 million and regulatory liabilities were $2,665 million. Regulatory assets and liabilities are components of other assets and other liabilities of utilities and energy businesses.

(r)	Foreign currency

The accounts of our non-U.S. based subsidiaries are measured, in most instances, using the local currencies of the subsidiaries as the functional currencies. Revenues and expenses of these businesses are generally translated into U.S. Dollars at the average exchange rate for the period. Assets and liabilities are translated at the exchange rate as of the end of the reporting period. Gains or losses from translating the financial statements of foreign-based operations are included in shareholders’ equity as a component of accumulated other comprehensive income. Gains and losses arising from transactions denominated in a currency other than the functional currency of the reporting entity are included in earnings.

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

Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions, in our judgment, do not meet a “more-likely-than-not” threshold based on the technical merits of the positions. Estimated interest and penalties related to uncertain tax positions are generally included as a component of income tax expense.

(t)	New accounting pronouncements adopted in 2014

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” ASU 2013-04 requires an entity to measure obligations resulting from

Notes to Consolidated Financial Statements (Continued)

(1)	Significant accounting policies and practices (Continued)

(t)	New accounting pronouncements adopted in 2014

joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the amount the reporting entity agreed to pay plus additional amounts the reporting entity expects to pay on behalf of its co-obligors. We adopted ASU 2013-04 on January 1, 2014.

In January 2014, the FASB issued ASU 2014-01 “Accounting for Investments in Qualified Affordable Housing Projects.” ASU 2014-01 permits an entity to elect the proportional amortization method of accounting for limited liability investments in qualified affordable housing projects if certain criteria are met. Under the proportional amortization method, the investment is amortized in proportion to the tax benefits received and the amortization charge is reported as a component of income tax expense. We adopted ASU 2014-01 for eligible investments as of January 1, 2014. The adoption of ASU 2013-04 and ASU 2014-01 had an immaterial effect on our Consolidated Financial Statements.

(u)	New accounting pronouncements to be adopted subsequent to December 31, 2014

In April 2014, the FASB issued ASU 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 provides a narrower definition of discontinued operations than under previous U.S. GAAP. ASU 2014-08 requires that a disposal of components of an entity (or groups of components) be reported as discontinued operations if the disposal represents a strategic shift that will have a major effect on the reporting entity’s operations and financial results. ASU 2014-08 is effective prospectively for disposals (or classifications of businesses as held-for-sale) of components of an entity that occur in annual or interim periods beginning after December 15, 2014. We do not expect that the adoption of ASU 2014-08 will have a material effect on our Consolidated Financial Statements.

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

On December 19, 2013, we acquired NV Energy, Inc. (“NV Energy”) through our 89.9% owned subsidiary, Berkshire Hathaway Energy Company (“BHE”), for cash consideration of approximately $5.6 billion. NV Energy is an energy holding company serving approximately 1.2 million electric and 0.2 million retail natural gas customers in Nevada. NV Energy’s principal operating subsidiaries, Nevada Power Company and Sierra Pacific Power Company, are regulated utilities. NV Energy’s financial results are included in our Consolidated Financial Statements beginning on the acquisition date.

On December 1, 2014, BHE acquired AltaLink, L.P. (“AltaLink”) for a cash purchase price of C$3.1 billion (approximately $2.7 billion). AltaLink is a regulated electric transmission-only business, headquartered in Calgary, Alberta. AltaLink’s financial results are included in our Consolidated Financial Statements beginning on the acquisition date.

Notes to Consolidated Financial Statements (Continued)

(2)	Significant business acquisitions (Continued)

NV Energy’s and AltaLink’s assets acquired, liabilities assumed and residual goodwill at their respective acquisition dates are summarized as follows (in millions).

	AltaLink as of December 1, 2014	NV Energy as of December 19, 2013
Property, plant and equipment	$5,610	$9,511
Goodwill	1,700	2,369
Other assets, including cash and cash equivalents	294	2,506

Assets acquired	$7,604	$14,386

Accounts payable, accruals and other liabilities	$1,025	$3,456
Notes payable and other borrowings	3,851	5,334

Liabilities assumed	$4,876	$8,790

Net assets acquired	$2,728	$5,596

On January 1, 2014, we acquired the beverage dispensing equipment manufacturing and merchandising operations of British engineering company, IMI plc for approximately $1.12 billion. On February 25, 2014, we acquired 100% of the outstanding common stock of Phillips Specialty Products Inc. (“PSPI”) from Phillips 66 (“PSX”) in exchange for 17,422,615 shares of PSX common stock with an aggregate fair value of $1.35 billion. PSPI, which has been renamed as Lubrizol Specialty Products Inc. (“LSPI”), provides flow improver products to customers worldwide. Assets of PSPI included cash of approximately $450 million. On June 30, 2014, we acquired WPLG, Inc. (“WPLG”) from Graham Holding Company (“GHC”) in exchange for 1,620,190 shares of GHC common stock with an aggregate fair value of $1.13 billion. At the date of the acquisition, the assets of WPLG, which operates a Miami, Florida, ABC affiliated television station, included 2,107 shares of Berkshire Hathaway Class A common stock, 1,278 shares of Berkshire Hathaway Class B common stock and cash of $328 million. At their respective acquisition dates, the aggregate fair value of the identified net assets related to these acquisitions was approximately $2.2 billion and the residual goodwill was approximately $1.4 billion.

The following table sets forth certain unaudited pro forma consolidated earnings data for 2014 and 2013, as if the acquisitions discussed previously were consummated on the same terms at the beginning of the year preceding their respective acquisition dates (in millions, except per share amounts).

	December 31,
	2014	2013
Revenues	$195,298	$186,664
Net earnings attributable to Berkshire Hathaway shareholders	19,975	19,845
Net earnings per equivalent Class A common share attributable to Berkshire Hathaway shareholders	12,154	12,074

During the last three years, we also completed several smaller-sized business acquisitions, most of which were considered as “bolt-on” acquisitions to several of our existing business operations. Aggregate consideration paid for these other business acquisitions was approximately $1.8 billion in 2014; $1.1 billion in 2013; and $3.2 billion in 2012, which included $438 million for entities that develop, construct and subsequently operate renewable energy generation facilities. We do not believe that these acquisitions were material, individually or in the aggregate, to our Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Continued)

(3)	Investments in fixed maturity securities

Investments in securities with fixed maturities as of December 31, 2014 and 2013 are summarized by type below (in millions).

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2014
U.S. Treasury, U.S. government corporations and agencies	$2,921	$14	$(5)	$2,930
States, municipalities and political subdivisions	1,820	93	(1)	1,912
Foreign governments	12,023	373	(126)	12,270
Corporate bonds	7,704	1,072	(5)	8,771
Mortgage-backed securities	1,555	202	(4)	1,753

	$26,023	$1,754	$(141)	$27,636

December 31, 2013
U.S. Treasury, U.S. government corporations and agencies	$2,650	$16	$(8)	$2,658
States, municipalities and political subdivisions	2,221	129	(5)	2,345
Foreign governments	11,001	182	(110)	11,073
Corporate bonds	10,062	1,190	(15)	11,237
Mortgage-backed securities	1,830	218	(8)	2,040

	$27,764	$1,735	$(146)	$29,353

Investments in fixed maturity securities are reflected in our Consolidated Balance Sheets as follows (in millions).

	December 31,
	2014	2013
Insurance and other	$27,397	$28,785
Finance and financial products	239	568

	$27,636	$29,353

Investments in foreign government securities include securities issued by national and provincial government entities as well as instruments that are unconditionally guaranteed by such entities. As of December 31, 2014, approximately 93% of foreign government holdings were rated AA or higher by at least one of the major rating agencies. Approximately 77% of foreign government holdings were issued or guaranteed by the United Kingdom, Germany, Australia, Canada or The Netherlands. Unrealized losses on all fixed maturity investments in a continuous unrealized loss position for more than twelve consecutive months were $15 million as of December 31, 2014 and $26 million as of December 31, 2013.

Notes to Consolidated Financial Statements (Continued)

(3)	Investments in fixed maturity securities (Continued)

The amortized cost and estimated fair value of securities with fixed maturities at December 31, 2014 are summarized below by contractual maturity dates. Actual maturities will differ from contractual maturities because issuers of certain of the securities retain early call or prepayment rights. Amounts are in millions.

	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Mortgage- backed securities	Total
Amortized cost	$7,650	$11,341	$2,782	$2,695	$1,555	$26,023
Fair value	7,585	11,994	3,009	3,295	1,753	27,636

(4)	Investments in equity securities

Investments in equity securities as of December 31, 2014 and 2013 are summarized based on the primary industry of the investee in the table below (in millions).

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2014 *
Banks, insurance and finance	$22,495	$33,170	$—	$55,665
Consumer products	6,951	18,389	(1)	25,339
Commercial, industrial and other	28,924	8,578	(1,036)	36,466

	$58,370	$60,137	$(1,037)	$117,470

*	Approximately 59% of the aggregate fair value was concentrated in the equity securities of four companies (American Express Company—$14.1 billion; Wells Fargo & Company—$26.5 billion; International Business Machines Corporation—$12.3 billion; and The Coca-Cola Company—$16.9 billion).

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2013 *
Banks, insurance and finance	$22,420	$28,021	$—	$50,441
Consumer products	7,082	17,854	—	24,936
Commercial, industrial and other	29,949	12,322	(143)	42,128

	$59,451	$58,197	$(143)	$117,505

*	Approximately 55% of the aggregate fair value was concentrated in the equity securities of four companies (American Express Company—$13.8 billion; Wells Fargo & Company—$21.9 billion; International Business Machines Corporation—$12.8 billion; and The Coca-Cola Company—$16.5 billion).

As of December 31, 2014 and 2013, we concluded that there were no unrealized losses that were other than temporary. Our conclusions were based on: (a) our ability and intent to hold the securities to recovery; (b) our assessment that the underlying business and financial condition of each of these issuers was favorable; (c) our opinion that the relative price declines were not significant; and (d) our belief that market prices will increase to and exceed our cost. As of December 31, 2014 and 2013, unrealized losses on equity securities in a continuous unrealized loss position for more than twelve consecutive months were $65 million and $52 million, respectively.

Notes to Consolidated Financial Statements (Continued)

(4)	Investments in equity securities

Investments in equity securities are reflected in our Consolidated Balance Sheets as follows (in millions).

	December 31,
	2014	2013
Insurance and other	$115,529	$115,464
Railroad, utilities and energy *	881	1,103
Finance and financial products	1,060	938

	$117,470	$117,505

*	Included in other assets.

(5)	Other investments

Other investments include preferred stock of Wm. Wrigley Jr. Company (“Wrigley”), The Dow Chemical Company (“Dow”) and Bank of America Corporation (“BAC”), as well as warrants to purchase common stock of BAC and our investments in Restaurant Brands International, Inc. (“RBI”). Other investments are classified as available-for-sale and carried at fair value and are shown in our Consolidated Balance Sheets as follows (in millions).

	Cost		Fair Value
	December 31,		December 31,
	2014	2013	2014	2013
Insurance and other	$9,970	$6,970	$16,346	$12,334
Finance and financial products	3,052	3,052	5,978	5,617

	$13,022	$10,022	$22,324	$17,951

In 2008, we acquired $2.1 billion liquidation amount of Wrigley preferred stock in conjunction with the Mars Incorporated (“Mars”) acquisition of Wrigley. The Wrigley preferred stock is entitled to dividends at a rate of 5% per annum and is subject to certain put and call arrangements in 2016 and then annually beginning in 2021. The redemption amount will be based upon the earnings of Wrigley.

In 2009, we acquired 3,000,000 shares of Series A Cumulative Convertible Perpetual Preferred Stock of Dow (“Dow Preferred”) for a cost of $3 billion. Each share of the Dow Preferred is convertible into 24.201 shares of Dow common stock (equivalent to a conversion price of $41.32 per share). Beginning in April 2014, Dow has the option to cause some or all of the Dow Preferred to be converted into Dow common stock at the then applicable conversion rate, if the closing price on the New York Stock Exchange of Dow’s common stock price exceeds $53.72 per share for any 20 trading days within a period of 30 consecutive trading days ending on the day before Dow exercises its option. The Dow Preferred is entitled to dividends at a rate of 8.5% per annum.

In 2011, we acquired 50,000 shares of 6% Cumulative Perpetual Preferred Stock of BAC (“BAC Preferred”) and warrants to purchase 700,000,000 shares of common stock of BAC (“BAC Warrants”) for a combined cost of $5 billion. When issued, the BAC Preferred was redeemable at any time by BAC at a price of $105,000 per share ($5.25 billion in aggregate) and dividends were payable on a cumulative basis. At the end of 2013, Berkshire agreed to a proposed amendment to the BAC Preferred and on May 7, 2014, BAC’s common stock shareholders approved the amendment. Pursuant to the amendment, the BAC Preferred may not be redeemed at the option of BAC before May 7, 2019 and dividends payable on the BAC Preferred are no longer cumulative. The BAC Warrants expire in 2021 and are exercisable for an additional aggregate cost of $5 billion ($7.142857/share).

On December 12, 2014, we acquired Class A 9% Cumulative Compounding Perpetual Preferred Shares of RBI having a stated value of $3 billion (“RBI Preferred”) and common stock of RBI for an aggregate purchase price of $3 billion. RBI, domiciled in Canada, is a newly formed entity that is the ultimate parent company of Burger King and Tim Hortons. As of the acquisition date, our combined investment in RBI possessed approximately 14.4% of the voting interests of RBI. The RBI Preferred is entitled to dividends on a cumulative basis of 9% per annum plus an additional amount that is intended to produce an after-tax yield to Berkshire as if the dividends were paid by a U.S. based company.

Notes to Consolidated Financial Statements (Continued)

(6) Investments	in H.J. Heinz Holding Corporation

On June 7, 2013, Berkshire and an affiliate of the global investment firm 3G Capital (such affiliate, “3G”), through a newly formed holding company, H.J. Heinz Holding Corporation (“Heinz Holding”), acquired H.J. Heinz Company (“Heinz”). Berkshire and 3G each made equity investments in Heinz Holding, which, together with debt financing obtained by Heinz Holding, was used to acquire Heinz for approximately $23.25 billion in the aggregate.

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

Berkshire and 3G each own 50% of the outstanding shares of common stock and possess equal voting interests in Heinz Holding. Under the shareholders’ agreement, unless and until Heinz Holding engages in a public offering, Berkshire and 3G each must approve all significant transactions and governance matters involving Heinz Holding and Heinz so long as Berkshire and 3G each continue to hold at least 66% of their initial common stock investments, except for (i) the declaration and payment of dividends on the Preferred Stock, and actions related to a Heinz Holding call of the Preferred Stock, for which Berkshire does not have a vote or approval right, and (ii) redemption offerings and redemptions resulting therefrom, which may only be triggered by Berkshire. No dividends may be paid on the common stock if there are any unpaid dividends on the Preferred Stock.

We are accounting for our investments in Heinz Holding common stock and common stock warrants on the equity method. Accordingly, we included our proportionate share of net earnings attributable to common stockholders and other comprehensive income in our Consolidated Statements of Earnings and Comprehensive Income beginning as of the acquisition date. We account for our investment in Preferred Stock as an equity investment and it is carried at cost in our Consolidated Balance Sheets. Dividends earned in connection with the Preferred Stock and our share of Heinz Holding’s net earnings or loss attributable to common stockholders are included in interest, dividend and other investment income of Insurance and Other in our Consolidated Statements of Earnings.

Summarized consolidated financial information of Heinz Holding and its subsidiaries follows (in millions).

	December 28, 2014	December 29, 2013
Assets	$36,763	$38,972
Liabilities	21,077	22,429

	Fiscal Year ending December 28, 2014	June 7, 2013 through December 29, 2013
Sales	$10,922	$6,240

Net earnings (loss)	$657	$(77)
Preferred stock dividends earned by Berkshire	(720)	(408)

Net earnings (loss) attributable to common stockholders	$(63)	$(485)

Earnings attributable to Berkshire Hathaway Shareholders *	$687	$153

*	Includes dividends earned and Berkshire’s share of net earnings (loss) attributable to common stockholders.

Notes to Consolidated Financial Statements (Continued)

(7)	Investment gains/losses

Investment gains/losses, including other-than-temporary impairment (“OTTI”) losses, for each of the three years ending December 31, 2014 are summarized below (in millions).

	2014	2013	2012
Fixed maturity securities—
Gross gains from sales and other disposals	$360	$1,783	$188
Gross losses from sales and other disposals	(89)	(139)	(354)
Equity securities—
Gross gains from sales and redemptions	4,016	1,253	1,468
Gross losses from sales and redemptions	(125)	(62)	(12)
OTTI losses	(697)	(228)	(337)
Other	110	1,458	509

	$3,575	$4,065	$1,462

Gains from disposals of equity securities in 2014 included non-cash gains of approximately $2.1 billion in the aggregate from the exchanges of PSX common stock in connection with the acquisition of PSPI and of GHC common stock in connection with the acquisition of WPLG. The PSX/PSPI exchange was completed February 25, 2014 and the GHC/WPLG exchange was completed on June 30, 2014. The non-cash gains represented the excess of the respective fair value of the net assets of PSPI and WPLG received over the respective cost basis of the PSX and GHC shares exchanged.

In 2008, we acquired $4.4 billion par amount of 11.45% Wrigley subordinated notes due in 2018 in conjunction with the Mars acquisition of Wrigley. In 2013, the subordinated note agreement was amended to permit a repurchase of all of the Wrigley subordinated notes on October 1, 2013 at a price of 115.45% of par. On that date, the subordinated notes were repurchased for $5.08 billion, plus accrued interest and we realized a gain of $680 million. We also realized additional gains from the dispositions and conversions of corporate bonds in 2013. Other investment gains/losses in 2013 included $1.4 billion related to the changes in the valuations of warrants of General Electric Company and The Goldman Sachs Group, which were acquired in 2008 and exercised in October 2013.

We record investments in equity and fixed maturity securities classified as available-for-sale at fair value and record the difference between fair value and cost in other comprehensive income. OTTI losses recognized in earnings represent reductions in the cost basis of the investment, but not the fair value. Accordingly, such losses that are included in earnings are generally offset by a credit to other comprehensive income, producing no net effect on shareholders’ equity as of the balance sheet date. In 2014, we recorded an OTTI charge of $678 million related to our investment in equity securities of Tesco PLC. We recorded OTTI losses on bonds issued by Texas Competitive Electric Holdings of $228 million in 2013 and $337 million in 2012.

(8)	Receivables

Receivables of insurance and other businesses are comprised of the following (in millions).

	December 31,
	2014	2013
Insurance premiums receivable	$7,914	$7,474
Reinsurance recoverable on unpaid losses	3,116	3,055
Trade and other receivables	11,133	10,111
Allowances for uncollectible accounts	(311)	(360)

	$21,852	$20,280

Loans and finance receivables of finance and financial products businesses are summarized as follows (in millions).

	December 31,
	2014	2013
Loans and finance receivables before allowances and discounts	$13,150	$13,576
Allowances for uncollectible loans	(303)	(344)
Unamortized acquisition discounts	(281)	(406)

	$12,566	$12,826

Notes to Consolidated Financial Statements (Continued)

(8)	Receivables (Continued)

Loans and finance receivables are predominantly installment loans originated or acquired by our manufactured housing business. Provisions for loan losses for 2014 and 2013 were $173 million and $249 million, respectively. Loan charge-offs, net of recoveries, were $214 million in 2014 and $266 million in 2013. At December 31, 2014, approximately 97% of the loan balances were evaluated collectively for impairment. As a part of the evaluation process, credit quality indicators are reviewed and loans are designated as performing or non-performing. At December 31, 2014, approximately 98% of the loan balances were determined to be performing and approximately 94% of the loan balances were current as to payment status.

(9)	Inventories

Inventories are comprised of the following (in millions).

	December 31,
	2014	2013
Raw materials	$1,881	$1,755
Work in process and other	850	842
Finished manufactured goods	3,333	3,206
Goods acquired for resale	4,172	4,057

	$10,236	$9,860

(10)	Property, plant and equipment

A summary of property, plant and equipment of our insurance and other businesses follows (in millions).

	Ranges of estimated useful life	December 31,
		2014	2013
Land	—	$1,171	$1,098
Buildings and improvements	2 – 40 years	6,600	6,244
Machinery and equipment	3 – 25 years	16,413	15,984
Furniture, fixtures and other	2 – 18 years	3,136	2,748

		27,320	26,074
Accumulated depreciation		(13,167)	(12,451)

		$14,153	$13,623

Notes to Consolidated Financial Statements (Continued)

(10)	Property, plant and equipment (Continued)

A summary of property, plant and equipment of our railroad and our utilities and energy businesses follows (in millions).

	Ranges of estimated useful life	December 31,
		2014	2013
Railroad:
Land	—	$5,983	$5,973
Track structure and other roadway	5 – 100 years	42,588	40,098
Locomotives, freight cars and other equipment	5 – 40 years	9,493	7,551
Construction in progress	—	1,292	973
Utilities and energy:
Utility generation, distribution and transmission system	5 – 80 years	64,645	57,490
Interstate pipeline assets	3 – 80 years	6,660	6,448
Independent power plants and other assets	3 – 30 years	5,035	2,516
Construction in progress	—	5,194	4,217

		140,890	125,266
Accumulated depreciation		(25,836)	(22,784)

		$115,054	$102,482

Railroad property, plant and equipment includes the land, other roadway, track structure and rolling stock (primarily locomotives and freight cars) of BNSF. The utility generation, distribution and transmission system and interstate pipeline assets are the regulated assets of public utility and natural gas pipeline subsidiaries.

Assets held for lease and property, plant and equipment of our finance and financial products businesses are summarized below (in millions).

	Ranges of estimated useful life	December 31,
		2014	2013
Assets held for lease	5 – 30 years	$9,810	$9,509
Land	—	227	233
Buildings, machinery and other	3 – 50 years	1,179	1,146

		11,216	10,888
Accumulated depreciation		(3,179)	(3,188)

		$8,037	$7,700

Assets held for lease includes railcars, intermodal tank containers, cranes, over-the-road trailers, storage units and furniture. As of December 31, 2014, the minimum future lease rentals to be received on assets held for lease (including rail cars leased from others) were as follows (in millions): 2015 – $982; 2016 – $822; 2017 – $643; 2018 – $461; 2019 – $311; and thereafter – $385.

(11)	Goodwill and other intangible assets

A reconciliation of the change in the carrying value of goodwill is as follows (in millions).

	December 31,
	2014	2013
Balance at beginning of year	$57,011	$54,523
Acquisitions of businesses	4,006	2,732
Other, including foreign currency translation	(303)	(244)

Balance at end of year	$60,714	$57,011

Notes to Consolidated Financial Statements (Continued)

(11)	Goodwill and other intangible assets (Continued)

Intangible assets other than goodwill are included in other assets and are summarized as follows (in millions).

	December 31, 2014		December 31, 2013
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Insurance and other	$13,714	$4,476	$11,923	$3,723
Railroad, utilities and energy	2,254	1,551	2,214	1,231

	$15,968	$6,027	$14,137	$4,954

Trademarks and trade names	$3,117	$599	$2,750	$340
Patents and technology	5,425	3,133	5,173	2,626
Customer relationships	5,603	1,768	4,690	1,518
Other	1,823	527	1,524	470

	$15,968	$6,027	$14,137	$4,954

Amortization expense was $1,155 million in 2014, $1,090 million in 2013 and $1,008 million in 2012. Estimated amortization expense over the next five years is as follows (in millions): 2015 – $927; 2016 – $870; 2017 – $856, 2018 – $759 and 2019 – $684. Intangible assets with indefinite lives as of December 31, 2014 and 2013 were $2,586 million and $2,221 million, respectively.

(12)	Derivative contracts

Derivative contracts have been entered into primarily by our finance and financial products and our energy businesses. A summary of derivative contract liabilities and notional values as of December 31, 2014 and 2013 related to our finance and financial products businesses follows (in millions).

	December 31, 2014			December 31, 2013
	Liabilities	Notional Value		Liabilities	Notional Value
Equity index put options	$4,560	$29,469	(1)	$4,667	$32,095	(1)
Credit default	250	7,792	(2)	648	7,792	(2)
Other, principally interest rate and foreign currency	—			16

	$4,810			$5,331

(1)	Represents the aggregate undiscounted amount payable at the contract expiration dates assuming that the value of each index is zero at each contract’s expiration date.

(2)	Represents the maximum undiscounted future value of losses payable under the contracts, if all underlying issuers default and the residual value of the specified obligations is zero.

The derivative contracts of our finance and financial products businesses are recorded at fair value and the changes in the fair values of such contracts are reported in earnings as derivative gains/losses. We entered into these contracts with the expectation that the premiums received would exceed the amounts ultimately paid to counterparties. A summary of the derivative gains/losses included in our Consolidated Statements of Earnings in each of the three years ending December 31, 2014 follows (in millions).

	2014	2013	2012
Equity index put options	$108	$2,843	$997
Credit default	397	(213)	894
Other, principally interest rate and foreign currency	1	(22)	72

	$506	$2,608	$1,963

The equity index put option contracts were written between 2004 and 2008. These contracts are European style options written on four major equity indexes and will expire between June 2018 and January 2026. Future payments, if any, under any given contract will be required if the underlying index value is below the strike price at the contract expiration date. We received the premiums on these contracts in full at the contract inception dates and therefore have no counterparty credit risk.

Notes to Consolidated Financial Statements (Continued)

(12)	Derivative contracts (Continued)

The aggregate intrinsic value (which is the undiscounted liability assuming the contracts are settled based on the index values and foreign currency exchange rates as of the balance sheet date) of our equity index put option contracts was approximately $1.4 billion at December 31, 2014 and $1.7 billion at December 31, 2013. However, these contracts may not be unilaterally terminated or fully settled before the expiration dates. Therefore, the ultimate amount of cash basis gains or losses on these contracts will not be determined for several years. The remaining weighted average life of all contracts was approximately 6 years at December 31, 2014.

Our remaining credit default contract was written in 2008 and relates to approximately 500 zero-coupon municipal debt issues with maturities ranging from 2019 to 2054. The underlying debt issues have a weighted average maturity of approximately 16.75 years. Pursuant to the contract terms, future loss payments would be required in the event of non-payment by the issuer and non-performance by the primary financial guarantee insurers under their contracts. Payments under our contract, if any, are not required prior to the maturity dates of the underlying obligations. Our premium under this contract was received at the inception of this contract and therefore we have no counterparty credit risk.

A limited number of our equity index put option contracts contain collateral posting requirements with respect to changes in the fair value or intrinsic value of the contracts and/or a downgrade of Berkshire’s credit ratings. As of December 31, 2014 and 2013, we did not have any collateral posting requirements. If Berkshire’s credit ratings (currently AA from Standard & Poor’s and Aa2 from Moody’s) are downgraded below either A- by Standard & Poor’s or A3 by Moody’s, additional collateral of up to $1.1 billion could be required to be posted.

Our regulated utility subsidiaries are exposed to variations in the prices of fuel required to generate electricity, wholesale electricity purchased and sold and natural gas supplied for customers. Derivative instruments, including forward purchases and sales, futures, swaps and options, are used to manage a portion of these price risks. Derivative contract assets are included in other assets of railroad, utilities and energy businesses and were $108 million and $87 million as of December 31, 2014 and December 31, 2013, respectively. Derivative contract liabilities are included in accounts payable, accruals and other liabilities of railroad, utilities and energy businesses and were $230 million and $208 million as of December 31, 2014 and December 31, 2013, respectively. Unrealized gains and losses under the contracts of our regulated utilities that are probable of recovery through rates are recorded as regulatory assets or liabilities. Unrealized gains or losses on contracts accounted for as cash flow or fair value hedges are recorded in other comprehensive income or in net earnings, as appropriate.

(13)	Supplemental cash flow information

A summary of supplemental cash flow information for each of the three years ending December 31, 2014 is presented in the following table (in millions).

	2014	2013	2012
Cash paid during the period for:
Income taxes	$4,014	$5,401	$4,695
Interest:
Insurance and other businesses	360	343	319
Railroad, utilities and energy businesses	2,487	1,958	1,829
Finance and financial products businesses	465	573	653
Non-cash investing and financing activities:
Liabilities assumed in connection with business acquisitions	6,334	9,224	1,751
Equity securities exchanged in connection with business acquisitions	2,478	—	—
Borrowings assumed in connection with certain property, plant and equipment additions	—	—	406
Treasury stock acquired in connection with business acquisition	400	—	—

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

reconciliation of the changes in liabilities for unpaid losses and loss adjustment expenses of our property/casualty insurance subsidiaries for each of the three years ending December 31, 2014 is as follows (in millions).

	2014	2013	2012
Unpaid losses and loss adjustment expenses:
Gross liabilities at beginning of year	$64,866	$64,160	$63,819
Ceded losses and deferred charges at beginning of year	(7,414)	(6,944)	(7,092)

Net balance at beginning of year	57,452	57,216	56,727

Incurred losses recorded during the year:
Current accident year	27,771	23,027	22,239
Prior accident years	(1,365)	(1,752)	(2,126)

Total incurred losses	26,406	21,275	20,113

Payments during the year with respect to:
Current accident year	(11,289)	(10,154)	(9,667)
Prior accident years	(11,381)	(10,978)	(10,628)

Total payments	(22,670)	(21,132)	(20,295)

Foreign currency translation adjustment	(666)	93	186
Business acquisitions	67	—	485

Unpaid losses and loss adjustment expenses:
Net balance at end of year	60,589	57,452	57,216
Ceded losses and deferred charges at end of year	10,888	7,414	6,944

Gross liabilities at end of year	$71,477	$64,866	$64,160

Incurred losses shown in the preceding table represent loss and loss adjustment expenses recorded in earnings in each year. Such losses pertain to loss events occurring during the year (“current accident year”) and losses pertaining to prior year events (“prior accident years”). We present incurred losses related to our retroactive reinsurance contracts based on the inception dates of the contracts. Incurred losses that are attributable to prior accident years reflect the amount of estimation error charged or credited to earnings during the year with respect to estimated liabilities as of the beginning of that year. Incurred losses include the impact of changes in deferred charge assets established in connection with retroactive reinsurance contracts and discounting of certain assumed workers’ compensation liabilities. Deferred charges and loss reserve discounts represent time value discounting of the related ultimate estimated claim liabilities.

Incurred losses for prior accident years included charges of $128 million in 2014, $186 million in 2013 and $381 million in 2012 associated with the changes in deferred charges and discounts related to certain workers’ compensation claims. Discounted workers’ compensation liabilities at December 31, 2014 and 2013 were $2,035 million and $2,066 million, respectively, reflecting net discounts of $1,745 million and $1,866 million, respectively. Unamortized deferred charges on retroactive reinsurance contracts were $7,772 million at December 31, 2014, which included $3,428 million from contracts written in 2014, and $4,359 million at December 31, 2013.

Before the effects of deferred charges and discounting, we reduced the beginning of the year net losses and loss adjustment expenses liability by $1,493 million in 2014, $1,938 million in 2013 and $2,507 million in 2012. In each of the years, the reduction primarily derived from assumed reinsurance and from primary private passenger auto and medical malpractice insurance. The reductions in liabilities related to assumed reinsurance, excluding retroactive reinsurance, were attributable to generally lower than expected reported losses from ceding companies with respect to both property and casualty coverages. Individual underlying claim counts and average amounts per claim are not utilized by our reinsurance assumed businesses because clients do not consistently provide reliable data in sufficient detail. The reductions in private passenger auto liabilities reflected lower than previously anticipated bodily injury and personal injury protection severities. The reductions in medical malpractice liabilities reflected lower than anticipated claims frequencies and severities. We also increased liabilities under retroactive reinsurance contracts by approximately $825 million in 2014 and $300 million in 2013, primarily due to net increases in estimated asbestos and environmental liabilities. Accident year loss estimates are regularly adjusted to consider emerging loss development patterns of prior years’ losses, whether favorable or unfavorable.

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

The liabilities for environmental, asbestos and other latent injury claims and claims expenses, net of reinsurance recoverables, were approximately $14.4 billion at December 31, 2014 and $13.7 billion at December 31, 2013. These liabilities included approximately $12.7 billion at December 31, 2014 and $11.9 billion at December 31, 2013 of liabilities assumed under retroactive reinsurance contracts. Liabilities arising from retroactive contracts with exposure to claims of this nature are generally subject to aggregate policy limits. Thus, our exposure to environmental and other latent injury claims under these contracts is, likewise, limited. We monitor evolving case law and its effect on environmental and other latent injury claims. Changing government regulations, newly identified toxins, newly reported claims, new theories of liability, new contract interpretations and other factors could result in significant increases in these liabilities. Such development could be material to our results of operations. We are unable to reliably estimate the amount of additional net loss or the range of net loss that is reasonably possible.

(15)	Notes payable and other borrowings

Notes payable and other borrowings are summarized below (in millions). The weighted average interest rates and maturity date ranges shown in the following tables are based on borrowings as of December 31, 2014.

	Weighted Average Interest Rate	December 31,
		2014	2013
Insurance and other:
Issued by Berkshire due 2015-2047	2.8%	$8,354	$8,311
Short-term subsidiary borrowings	0.6%	839	949
Other subsidiary borrowings due 2015-2035	6.1%	2,701	3,180

		$11,894	$12,440

	Weighted Average Interest Rate	December 31,
		2014	2013
Railroad, utilities and energy:
Issued by Berkshire Hathaway Energy Company (“BHE”) and its subsidiaries:
BHE senior unsecured debt due 2017-2045	5.1%	$7,860	$6,616
Subsidiary and other debt due 2015-2064	5.1%	28,439	23,033
Issued by BNSF due 2015-2097	5.0%	19,280	17,006

		$55,579	$46,655

In December 2014, BHE issued $1.5 billion in senior unsecured notes consisting of $350 million of 2.4% notes due in 2020, $400 million of 3.5% notes due in 2025 and $750 million of 4.5% notes due in 2045. BHE subsidiary debt at December 31, 2014, included borrowings of approximately $4.0 billion of AltaLink, which was acquired by BHE on December 1, 2014. BHE subsidiary debt represents amounts issued pursuant to separate financing agreements. Substantially all of the assets of certain BHE subsidiaries are, or may be, pledged or encumbered to support or otherwise secure the debt. These borrowing arrangements generally contain various covenants including, but not limited to, leverage ratios, interest coverage ratios and debt service coverage ratios. BNSF’s borrowings are primarily senior unsecured debentures. In 2014, BNSF issued $3.0 billion of debentures consisting of $500 million of 3.75% debentures due in 2024, $700 million of 3.4% debentures due in 2024, $1.0 billion of 4.9% debentures due in 2044 and $800 million of 4.55% debentures due in 2044. As of December 31, 2014, BNSF and BHE and their subsidiaries were in compliance with all applicable debt covenants. Berkshire does not guarantee any debt, borrowings or lines of credit of BNSF, BHE or their subsidiaries.

Notes to Consolidated Financial Statements (Continued)

(15)	Notes payable and other borrowings (Continued)

	Weighted Average Interest Rate	December 31,
		2014	2013
Finance and financial products:
Issued by Berkshire Hathaway Finance Corporation (“BHFC”) due 2015-2043	3.1%	$11,178	$11,178
Issued by other subsidiaries due 2015-2036	5.3%	1,558	1,951

		$12,736	$13,129

In 2014, BHFC issued $1.15 billion of new senior notes consisting of $1.05 billion of floating rate notes due in 2017 and $100 million of 2% notes due in 2018. These issuances replaced a corresponding aggregate amount of senior notes that matured in 2014.

Our subsidiaries have unused lines of credit and commercial paper capacity aggregating approximately $7.8 billion at December 31, 2014, to support short-term borrowing programs and provide additional liquidity. Such unused lines of credit included about $4.6 billion related to BHE and its subsidiaries. The borrowings of BHFC, a wholly owned finance subsidiary of Berkshire, are fully and unconditionally guaranteed by Berkshire. In addition to BHFC’s borrowings, Berkshire has guaranteed other subsidiary borrowings, aggregating approximately $3.4 billion at December 31, 2014. Generally, Berkshire’s guarantee of a subsidiary’s debt obligation is an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all present and future payment obligations.

Principal repayments expected during each of the next five years are as follows (in millions).

	2015	2016	2017	2018	2019
Insurance and other	$2,676	$1,094	$1,428	$1,088	$804
Railroad, utilities and energy	3,043	1,642	1,677	4,241	2,885
Finance and financial products	1,725	1,204	2,924	2,365	107

	$7,444	$3,940	$6,029	$7,694	$3,796

(16)	Income taxes

The liabilities for income taxes reflected in our Consolidated Balance Sheets are as follows (in millions).

	December 31,
	2014	2013
Currently payable (receivable)	$(1,346)	$(395)
Deferred	61,936	57,442
Other	645	692

	$61,235	$57,739

Notes to Consolidated Financial Statements (Continued)

(16)	Income taxes (Continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are shown below (in millions).

	December 31,
	2014	2013
Deferred tax liabilities:
Investments—unrealized appreciation and cost basis differences	$26,633	$25,660
Deferred charges reinsurance assumed	2,721	1,526
Property, plant and equipment	34,618	32,409
Other	6,396	6,278

	70,368	65,873

Deferred tax assets:
Unpaid losses and loss adjustment expenses	(933)	(817)
Unearned premiums	(773)	(682)
Accrued liabilities	(3,575)	(3,398)
Derivative contract liabilities	(206)	(374)
Other	(2,945)	(3,160)

	(8,432)	(8,431)

Net deferred tax liability	$61,936	$57,442

We have not established deferred income taxes on accumulated undistributed earnings of certain foreign subsidiaries. Such earnings were approximately $10.0 billion as of December 31, 2014 and are expected to remain reinvested indefinitely. Upon distribution as dividends or otherwise, such amounts would be subject to taxation in the U.S. as well as foreign countries. However, U.S. income tax liabilities would be offset, in whole or in part, by allowable tax credits deriving from income taxes previously paid to foreign jurisdictions. Further, repatriation of all earnings of foreign subsidiaries would be impracticable to the extent that such earnings represent capital needed to support normal business operations in those jurisdictions. As a result, we currently believe that any incremental U.S. income tax liabilities arising from the repatriation of distributable earnings of foreign subsidiaries would not be material.

Income tax expense reflected in our Consolidated Statements of Earnings for each of the three years ending December 31, 2014 is as follows (in millions).

	2014	2013	2012
Federal	$6,447	$8,155	$5,695
State	560	258	384
Foreign	928	538	845

	$7,935	$8,951	$6,924

Current	$3,302	$5,168	$4,711
Deferred	4,633	3,783	2,213

	$7,935	$8,951	$6,924

Notes to Consolidated Financial Statements (Continued)

(16)	Income taxes (Continued)

Income tax expense is reconciled to hypothetical amounts computed at the U.S. federal statutory rate for each of the three years ending December 31, 2014 in the table below (in millions).

	2014	2013	2012
Earnings before income taxes	$28,105	$28,796	$22,236

Hypothetical amounts applicable to above computed at the U.S. federal statutory rate	$9,837	$10,079	$7,783
Dividends received deduction and tax exempt interest	(820)	(514)	(518)
State income taxes, less U.S. federal income tax benefit	364	168	250
Foreign tax rate differences	(252)	(256)	(280)
U.S. income tax credits	(333)	(457)	(319)
Non-taxable exchange of investments	(679)	—	—
Other differences, net	(182)	(69)	8

	$7,935	$8,951	$6,924

We file income tax returns in the United States and in state, local and foreign jurisdictions. We are under examination by the taxing authorities in many of these jurisdictions. We have settled tax return liabilities with U.S. federal taxing authorities for years before 2005. The U.S. Internal Revenue Service (“IRS”) has completed the exams of the 2005 though 2009 tax years. Berkshire and the IRS have informally resolved all proposed adjustments in connection with these years with the IRS Appeals Division and we expect formal settlements within the next twelve months. The IRS continues to audit Berkshire’s consolidated U.S. federal income tax returns for the 2010 and 2011 tax years. We are also under audit or subject to audit with respect to income taxes in many state and foreign jurisdictions. It is reasonably possible that certain of our income tax examinations will be settled within the next twelve months. We currently do not believe that the outcome of unresolved issues or claims is likely to be material to our Consolidated Financial Statements.

At December 31, 2014 and 2013, net unrecognized tax benefits were $645 million and $692 million, respectively. Included in the balance at December 31, 2014, were $505 million of tax positions that, if recognized, would impact the effective tax rate. The remaining balance in net unrecognized tax benefits principally relates to tax positions where the ultimate recognition is highly certain but there is uncertainty about the timing of such recognition. Because of the impact of deferred tax accounting, the differences in recognition periods would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. As of December 31, 2014, we do not expect any material changes to the estimated amount of unrecognized tax benefits in the next twelve months.

(17)	Dividend restrictions—Insurance subsidiaries

Payments of dividends by our insurance subsidiaries are restricted by insurance statutes and regulations. Without prior regulatory approval, our principal insurance subsidiaries may declare up to approximately $17 billion as ordinary dividends during 2015.

Combined shareholders’ equity of U.S. based insurance subsidiaries determined pursuant to statutory accounting rules (Surplus as Regards Policyholders) was approximately $129 billion at December 31, 2014 and 2013. Statutory surplus differs from the corresponding amount determined on the basis of GAAP due to differences in accounting for certain assets and liabilities. For instance, deferred charges reinsurance assumed, deferred policy acquisition costs, certain unrealized gains and losses on investments in fixed maturity securities and related deferred income taxes are recognized for GAAP but not for statutory reporting purposes. In addition, under statutory reporting, goodwill is amortized over 10 years, whereas under GAAP, goodwill is not amortized and is subject to periodic tests for impairment.

Notes to Consolidated Financial Statements (Continued)

(18)	Fair value measurements

Our financial assets and liabilities are summarized below as of December 31, 2014 and December 31, 2013 with fair values shown according to the fair value hierarchy (in millions). The carrying values of cash and cash equivalents, accounts receivable and accounts payable, accruals and other liabilities are considered to be reasonable estimates of their fair values.

	Carrying Value	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$2,930	$2,930	$2,264	$666	$—
States, municipalities and political subdivisions	1,912	1,912	—	1,912	—
Foreign governments	12,270	12,270	7,981	4,289	—
Corporate bonds	8,771	8,771	—	8,763	8
Mortgage-backed securities	1,753	1,753	—	1,753	—
Investments in equity securities	117,470	117,470	117,424	45	1
Investment in Heinz Holding Preferred Stock	7,710	8,416	—	—	8,416
Other investments	22,324	22,324	329	—	21,995
Loans and finance receivables	12,566	12,891	—	33	12,858
Derivative contract assets (1)	108	108	1	13	94
Derivative contract liabilities:
Railroad, utilities and energy (1)	230	230	18	169	43
Finance and financial products:
Equity index put options	4,560	4,560	—	—	4,560
Credit default	250	250	—	—	250
Notes payable and other borrowings:
Insurance and other	11,894	12,484	—	12,484	—
Railroad, utilities and energy	55,579	62,802	—	62,802	—
Finance and financial products	12,736	13,417	—	12,846	571
December 31, 2013
Investments in fixed maturity securities:
U.S. Treasury, U.S. government corporations and agencies	$2,658	$2,658	$2,184	$473	$1
States, municipalities and political subdivisions	2,345	2,345	—	2,345	—
Foreign governments	11,073	11,073	7,467	3,606	—
Corporate bonds	11,237	11,254	—	10,187	1,067
Mortgage-backed securities	2,040	2,040	—	2,040	—
Investments in equity securities	117,505	117,505	117,438	60	7
Investment in Heinz Holding Preferred Stock	7,710	7,971	—	—	7,971
Other investments	17,951	17,951	—	—	17,951
Loans and finance receivables	12,826	12,002	—	454	11,548
Derivative contract assets (1)	87	87	3	15	69
Derivative contract liabilities:
Railroad, utilities and energy (1)	208	208	1	198	9
Finance and financial products:
Equity index put options	4,667	4,667	—	—	4,667
Credit default	648	648	—	—	648
Notes payable and other borrowings:
Insurance and other	12,440	12,655	—	12,655	—
Railroad, utilities and energy	46,655	49,879	—	49,879	—
Finance and financial products	13,129	13,505	—	12,846	659

(1)	Assets are included in other assets and liabilities are included in accounts payable, accruals and other liabilities.

Notes to Consolidated Financial Statements (Continued)

(18)	Fair value measurements (Continued)

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

Level 1—Inputs represent unadjusted quoted prices for identical assets or liabilities exchanged in active markets.

Level 2—Inputs include directly or indirectly observable inputs (other than Level 1 inputs) such as quoted prices for similar assets or liabilities exchanged in active or inactive markets; quoted prices for identical assets or liabilities exchanged in inactive markets; other inputs that may be considered in fair value determinations of the assets or liabilities, such as interest rates and yield curves, volatilities, prepayment speeds, loss severities, credit risks and default rates; and inputs that are derived principally from or corroborated by observable market data by correlation or other means. Pricing evaluations generally reflect discounted expected future cash flows, which incorporate yield curves for instruments with similar characteristics, such as credit ratings, estimated durations and yields for other instruments of the issuer or entities in the same industry sector.

Level 3—Inputs include unobservable inputs used in the measurement of assets and liabilities. Management is required to use its own assumptions regarding unobservable inputs because there is little, if any, market activity in the assets or liabilities and we may be unable to corroborate the related observable inputs. Unobservable inputs require management to make certain projections and assumptions about the information that would be used by market participants in pricing assets or liabilities.

Reconciliations of assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for each of three years ending December 31, 2014 follow (in millions).

	Investments in fixed maturity securities	Investments in equity securities and other investments	Net derivative contract liabilities
Balance at December 31, 2011	$784	$11,691	$(9,908)
Gains (losses) included in:
Earnings	—	—	1,873
Other comprehensive income	5	4,094	—
Regulatory assets and liabilities	—	—	(2)
Acquisitions, dispositions and settlements	(8)	—	190
Transfers into (out of) Level 3	(129)	—	—

Balance at December 31, 2012	652	15,785	(7,847)
Gains (losses) included in:
Earnings	312	522	2,652
Other comprehensive income	(14)	3,177	(1)
Regulatory assets and liabilities	—	—	1
Dispositions and settlements	(578)	(31)	(60)
Transfers into (out of) Level 3	—	(1,495)	—

Balance at December 31, 2013	372	17,958	(5,255)
Gains (losses) included in:
Earnings	—	—	524
Other comprehensive income	13	1,373	—
Regulatory assets and liabilities	—	—	5
Acquisitions	—	3,000	1
Dispositions and settlements	(2)	—	1
Transfers into (out of) Level 3	(375)	(335)	(35)

Balance at December 31, 2014	$8	$21,996	$(4,759)

Notes to Consolidated Financial Statements (Continued)

(18)	Fair value measurements (Continued)

Gains and losses included in earnings are included as components of investment gains/losses, derivative gains/losses and other revenues, as appropriate and are primarily related to changes in the values of derivative contracts and settlement transactions. Gains and losses included in other comprehensive income are included as components of the net change in unrealized appreciation of investments and the reclassification of investment appreciation in earnings, as appropriate in our Consolidated Statements of Comprehensive Income. In 2013, we transferred the fair value measurements of the GS Warrants and GE Warrants out of Level 3 because we concluded that the unobservable inputs were no longer significant.

Quantitative information as of December 31, 2014, with respect to assets and liabilities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) follows (in millions).

	Fair value	Principal valuation techniques	Unobservable Inputs	Weighted Average
Other investments:
Preferred stocks	$14,819	Discounted cash flow	Expected duration	7 years

			Discount for transferability restrictions and subordination	147 basis points

Common stock warrants	7,175	Warrant pricing model	Discount for transferability and hedging restrictions	7%
Net derivative liabilities:
Equity index put options	4,560	Option pricing model	Volatility	21%

Credit default municipalities	250	Discounted cash flow	Credit spreads	36 basis points

Other investments currently consist of preferred stocks and common stock warrants that we acquired in a few relatively large private placement transactions. These investments are subject to contractual restrictions on transferability and/or provisions that prevent us from economically hedging our investments. In applying discounted estimated cash flow techniques in valuing the perpetual preferred stocks, we made assumptions regarding the expected durations of the investments, as the issuers may have the right to redeem or convert these investments. We also made estimates regarding the impact of subordination, as the preferred stocks have a lower priority in liquidation than debt instruments of the issuers, which affected the discount rates used. In valuing the common stock warrants, we used a warrant valuation model. While most of the inputs to the model are observable, we are subject to the aforementioned contractual restrictions and we have applied discounts with respect to such restrictions. Increases or decreases to these inputs would result in decreases or increases to the fair values of the investments.

Our equity index put option and credit default contracts are illiquid and contain contract terms that are not standard in derivatives markets. For example, we are not required to post collateral under most of our contracts and many contracts have relatively long durations. For these and other reasons, we classified these contracts as Level 3. The methods we use to value these contracts are those that we believe market participants would use in determining exchange prices with respect to our contracts.

We value equity index put option contracts based on the Black-Scholes option valuation model. Inputs to this model include current index price, contract duration, dividend and interest rate inputs (including a Berkshire non-performance input) which are observable. However, we believe that the valuation of long-duration options using any model is inherently subjective and, given the lack of observable transactions and prices, acceptable values may be subject to wide ranges. Expected volatility inputs represent our expectations, which consider the remaining duration of each contract and assume that the contracts will remain outstanding until the expiration dates without offsetting transactions occurring in the interim. Increases or decreases in the volatility inputs will produce increases or decreases in the fair values of the liabilities.

Notes to Consolidated Financial Statements (Continued)

(19)	Common stock

Changes in Berkshire’s issued, treasury and outstanding common stock during the three years ending December 31, 2014 are shown in the table below.

	Class A, $5 Par Value (1,650,000 shares authorized)			Class B, $0.0033 Par Value (3,225,000,000 shares authorized)
	Issued	Treasury	Outstanding	Issued	Treasury	Outstanding
Balance at December 31, 2011	938,342	(98)	938,244	1,069,645,361	(801,985)	1,068,843,376
Conversions of Class A common stock to Class B common stock and exercises of replacement stock options issued in a business acquisition	(33,814)	—	(33,814)	53,748,595	—	53,748,595
Treasury shares acquired	—	(9,475)	(9,475)	—	(606,499)	(606,499)

Balance at December 31, 2012	904,528	(9,573)	894,955	1,123,393,956	(1,408,484)	1,121,985,472
Conversions of Class A common stock to Class B common stock and exercises of replacement stock options issued in a business acquisition	(35,912)	—	(35,912)	55,381,136	—	55,381,136

Balance at December 31, 2013	868,616	(9,573)	859,043	1,178,775,092	(1,408,484)	1,177,366,608
Conversions of Class A common stock to Class B common stock and exercises of replacement stock options issued in a business acquisition	(30,597)	—	(30,597)	47,490,158	—	47,490,158
Treasury shares acquired	—	(2,107)	(2,107)	—	(1,278)	(1,278)

Balance at December 31, 2014	838,019	(11,680)	826,339	1,226,265,250	(1,409,762)	1,224,855,488

Each Class A common share is entitled to one vote per share. Class B common stock possesses dividend and distribution rights equal to one-fifteen-hundredth (1/1,500) of such rights of Class A common stock. Each Class B common share possesses voting rights equivalent to one-ten-thousandth (1/10,000) of the voting rights of a Class A share. Unless otherwise required under Delaware General Corporation Law, Class A and Class B common shares vote as a single class. Each share of Class A common stock is convertible, at the option of the holder, into 1,500 shares of Class B common stock. Class B common stock is not convertible into Class A common stock. On an equivalent Class A common stock basis, there were 1,642,909 shares outstanding as of December 31, 2014 and 1,643,954 shares outstanding as of December 31, 2013. In addition to our common stock, 1,000,000 shares of preferred stock are authorized, but none are issued and outstanding.

Berkshire’s Board of Directors (“Berkshire’s Board”) has approved a common stock repurchase program under which Berkshire may repurchase its Class A and Class B shares at prices no higher than a 20% premium over the book value of the shares. Berkshire may repurchase shares in the open market or through privately negotiated transactions. Berkshire’s Board authorization does not specify a maximum number of shares to be repurchased. However, repurchases will not be made if they would reduce Berkshire’s consolidated cash and cash equivalent holdings below $20 billion. The repurchase program does not obligate Berkshire to repurchase any dollar amount or number of Class A or Class B shares and there is no expiration date to the program. There were no share repurchases under the program in 2014. However, on June 30, 2014, we exchanged approximately 1.62 million shares of GHC common stock for WPLG, whose assets included 2,107 shares of Berkshire Hathaway Class A Common Stock and 1,278 shares of Class B Common Stock. The Berkshire shares are reflected as treasury stock in our Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Continued)

(20)	Accumulated other comprehensive income

A summary of the net changes in after-tax accumulated other comprehensive income attributable to Berkshire Hathaway shareholders for each of the three years ending December 31, 2014 and significant amounts reclassified out of accumulated other comprehensive income for each of the years ending December 31, 2014 and 2013 follows (in millions).

	Unrealized appreciation of investments, net	Foreign currency translation	Prior service and actuarial gains/losses of defined benefit pension plans	Other	Accumulated other comprehensive income
Balance at December 31, 2011	$19,626	$(383)	$(1,589)	$—	$17,654

Other comprehensive income, net	9,647	267	(21)	(47)	9,846
Transactions with noncontrolling interests	(19)	(4)	9	14	—

	9,628	263	(12)	(33)	9,846

Balance at December 31, 2012	29,254	(120)	(1,601)	(33)	27,500

Other comprehensive income, net before reclassifications	16,379	25	1,534	106	18,044
Reclassifications from accumulated other comprehensive income	(1,591)	(31)	114	10	(1,498)
Transactions with noncontrolling interests	—	(20)	(1)	—	(21)

	14,788	(26)	1,647	116	16,525

Balance at December 31, 2013	44,042	(146)	46	83	44,025

Other comprehensive income, net before reclassifications	3,778	(1,877)	(1,130)	31	802
Reclassifications from accumulated other comprehensive income	(2,184)	66	45	(22)	(2,095)

	1,594	(1,811)	(1,085)	9	(1,293)

Balance at December 31, 2014	$45,636	$(1,957)	$(1,039)	$92	$42,732

Reclassifications from other comprehensive income into net earnings are included on the following line items:
Year ending December 31, 2013:
Investment gains/losses:
Insurance and other	$(2,382)	$—	$—	$—	$(2,382)
Finance and financial products	(65)	—	—	—	(65)
Other	—	(31)	167	17	153

Reclassifications before income taxes	(2,447)	(31)	167	17	(2,294)
Applicable income taxes	(856)	—	53	7	(796)

	$(1,591)	$(31)	$114	$10	$(1,498)

Year ending December 31, 2014:
Investment gains/losses:
Insurance and other	$(3,288)	$—	$—	$—	$(3,288)
Finance and financial products	(72)	—	—	—	(72)
Other	—	75	58	(39)	94

Reclassifications before income taxes	(3,360)	75	58	(39)	(3,266)
Applicable income taxes	(1,176)	9	13	(17)	(1,171)

	$(2,184)	$66	$45	$(22)	$(2,095)

Notes to Consolidated Financial Statements (Continued)

(21)	Pension plans

Several of our subsidiaries individually sponsor defined benefit pension plans covering certain employees. Benefits under the plans are generally based on years of service and compensation, although benefits under certain plans are based on years of service and fixed benefit rates. Our subsidiaries may make contributions to the plans to meet regulatory requirements and may also make discretionary contributions.

The components of net periodic pension expense for each of the three years ending December 31, 2014 are as follows (in millions).

	2014	2013	2012
Service cost	$230	$254	$247
Interest cost	629	547	583
Expected return on plan assets	(772)	(634)	(610)
Amortization of actuarial losses and other	102	225	220

Net periodic pension expense	$189	$392	$440

The accumulated benefit obligation is the actuarial present value of benefits earned based on service and compensation prior to the valuation date. The projected benefit obligation (“PBO”) is the actuarial present value of benefits earned based upon service and compensation prior to the valuation date and, if applicable, includes assumptions regarding future compensation levels. Benefit obligations under qualified U.S. defined benefit pension plans are funded through assets held in trusts. Pension obligations under certain non-U.S. plans and non-qualified U.S. plans are unfunded. The aggregate PBO of non-qualified U.S. plans and non-U.S. plans which are not funded by assets held in trusts was approximately $1.2 billion and $1.0 billion as of December 31, 2014 and 2013, respectively.

Reconciliations of the changes in plan assets and PBOs related to BHE’s pension plans and all other pension plans for each of the two years ending December 31, 2014 are in the following tables (in millions). BHE’s pension plans cover employees of its various regulated subsidiaries. The costs associated with these regulated operations are generally recoverable through the regulated rate making process.

	2014			2013
	BHE	All other	Consolidated	BHE	All other	Consolidated
Benefit obligations
Accumulated benefit obligation at end of year	$5,105	$9,522	$14,627	$4,664	$8,101	$12,765

PBO at beginning of year	$5,006	$8,892	$13,898	$4,284	$9,789	$14,073
Service cost	60	170	230	46	208	254
Interest cost	226	403	629	172	375	547
Benefits paid	(310)	(524)	(834)	(275)	(505)	(780)
Business acquisitions	—	11	11	823	—	823
Actuarial (gains) or losses and other	416	1,537	1,953	(44)	(975)	(1,019)

PBO at end of year	$5,398	$10,489	$15,887	$5,006	$8,892	$13,898

Plan assets
Plan assets at beginning of year	$4,888	$8,389	$13,277	$3,651	$6,785	$10,436
Employer contributions	126	122	248	150	274	424
Benefits paid	(310)	(524)	(834)	(275)	(505)	(780)
Actual return on plan assets	525	338	863	497	1,849	2,346
Business acquisitions	—	1	1	818	—	818
Other	(143)	(46)	(189)	47	(14)	33

Plan assets at end of year	$5,086	$8,280	$13,366	$4,888	$8,389	$13,277

Net funded status – net liability	$312	$2,209	$2,521	$118	$503	$621

Notes to Consolidated Financial Statements (Continued)

(21)	Pension plans (Continued)

Weighted average interest rate assumptions used in determining projected benefit obligations and net periodic pension expense were as follows.

	2014	2013
Applicable to pension benefit obligations:
Discount rate	3.8%	4.6%
Expected long-term rate of return on plan assets	6.7	6.7
Rate of compensation increase	3.4	3.5
Discount rate applicable to net periodic pension expense	4.6	4.1

Benefits payments expected over the next ten years are as follows (in millions): 2015 – $840; 2016 – $847; 2017 – $861; 2018 – $868; 2019 – $889; and 2020 to 2024 – $4,511. Sponsoring subsidiaries expect to contribute $211 million to defined benefit pension plans in 2015.

The net funded status is recognized in our Consolidated Balance Sheets as follows (in millions).

	December 31,
	2014	2013
Accounts payable, accruals and other liabilities	$2,550	$1,287
Losses and loss adjustment expenses	332	309
Other assets	(361)	(975)

	$2,521	$621

Fair value measurements of plan assets as of December 31, 2014 and 2013 follow (in millions).

	Total Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014
Cash and equivalents	$482	$250	$232	$—
Equity securities	7,950	7,739	211	—
Government obligations	811	701	110	—
Other fixed maturity securities	908	67	841	—
Investment funds and other	3,215	595	2,287	333

	$13,366	$9,352	$3,681	$333

December 31, 2013
Cash and equivalents	$595	$355	$240	$—
Equity securities	7,844	7,684	160	—
Government obligations	891	607	284	—
Other fixed maturity securities	901	81	820	—
Investment funds and other	3,046	577	2,156	313

	$13,277	$9,304	$3,660	$313

Refer to Note 18 for a discussion of the three levels in the hierarchy of fair values. Plan assets measured at fair value with significant unobservable inputs (Level 3) for the years ending December 31, 2014 and 2013 consisted primarily of real estate and limited partnership interests. Plan assets are generally invested with the long-term objective of earning amounts sufficient to cover expected benefit obligations, while assuming a prudent level of risk. Allocations may change as a result of changing market conditions and investment opportunities. The expected rates of return on plan assets reflect subjective assessments of expected invested asset returns over a period of several years. Generally, past investment returns are not given significant consideration when establishing assumptions for expected long-term rates of return on plan assets. Actual experience will differ from the assumed rates.

Notes to Consolidated Financial Statements (Continued)

(21)	Pension plans (Continued)

A reconciliation of the pre-tax accumulated other comprehensive income (loss) related to defined benefit pension plans for each of the two years ending December 31, 2014 follows (in millions).

	2014	2013
Balance at beginning of year	$86	$(2,516)
Amount included in net periodic pension expense	55	167
Gains (losses) current period and other	(1,755)	2,435

Balance at end of year	$(1,614)	$86

Several of our subsidiaries also sponsor defined contribution retirement plans, such as 401(k) or profit sharing plans. Employee contributions to the plans are subject to regulatory limitations and the specific plan provisions. Several of the plans provide that the subsidiary match these contributions up to levels specified in the plans and provide for additional discretionary contributions as determined by management. Employer contributions expensed with respect to these plans were $737 million, $690 million and $637 million for the years ending December 31, 2014, 2013 and 2012, respectively.

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

We lease certain manufacturing, warehouse, retail and office facilities as well as certain equipment. Rent expense for all operating leases was $1,484 million in 2014, $1,396 million in 2013 and $1,401 million in 2012. Future minimum rental payments or operating leases having initial or remaining non-cancellable terms in excess of one year are as follows. Amounts are in millions.

2015	2016	2017	2018	2019	After 2019	Total
$1,279	$1,159	$1,001	$847	$751	$3,605	$8,642

Our subsidiaries regularly make commitments in the ordinary course of business to purchase goods and services used in their businesses. The most significant of these commitments relate to our railroad, utilities and energy and fractional aircraft ownership businesses. As of December 31, 2014, future purchase commitments under such arrangements are expected to be paid as follows: $14.6 billion in 2015, $4.9 billion in 2016, $4.2 billion in 2017, $3.6 billion in 2018, $3.0 billion in 2019 and $13.7 billion after 2019.

Pursuant to the terms of shareholder agreements with noncontrolling shareholders in our less than wholly-owned subsidiaries, we may be obligated to acquire their equity ownership interests. If we had acquired all outstanding noncontrolling interests as of December 31, 2014, we estimate the cost would have been approximately $4.2 billion. However, the timing and the amount of any such future payments that might be required are contingent on future actions of the noncontrolling owners.

During 2012 and 2013, we acquired substantially all of the outstanding common stock of Marmon that was held by noncontrolling shareholders for aggregate consideration of approximately $1.4 billion in 2012 and approximately $1.47 billion in 2013, of which $1.2 billion was paid in March 2014. On April 29, 2013, we acquired all of the common stock of IMC International Metalworking Companies B.V. held by the noncontrolling shareholders for $2.05 billion. These transactions were accounted for as acquisitions of noncontrolling interests. The differences between the consideration paid and the carrying amounts of these noncontrolling interests were recorded as reductions in Berkshire’s shareholders’ equity and aggregated approximately $1.8 billion in 2013 and $700 million in 2012.

On October 1, 2014, Berkshire and Van Tuyl Group entered into a definitive agreement pursuant to which Berkshire will acquire a controlling interest in the Van Tuyl Group, the nation’s largest privately-owned auto dealership group and fifth largest among all U.S. auto dealership groups, as well as 100% of related insurance and real estate businesses. The auto dealership group consists of 78 dealers, with locations in 10 states. The transaction is expected to be completed in the first quarter of 2015 and is subject to obtaining approvals from the major auto manufacturers as well as certain customary closing conditions, including various regulatory approvals.

Notes to Consolidated Financial Statements (Continued)

(22)	Contingencies and Commitments (Continued)

On November 13, 2014 Berkshire entered into a definitive agreement with Procter & Gamble Company (“P&G”) whereby it will acquire the Duracell battery business from P&G. Pursuant to the agreement, in exchange for a recapitalized Duracell Company, which will include approximately $1.7 billion in cash at closing, P&G will receive shares of its common stock currently held by Berkshire subsidiaries having a fair value at December 31, 2014 of approximately $4.8 billion. The transaction is expected to close in the second half of 2015 and is subject to obtaining various regulatory approvals as well as certain other customary closing conditions.

We own a 50% interest in a joint venture, Berkadia Commercial Mortgage LLC (“Berkadia”), with Leucadia National Corporation (“Leucadia”) owning the other 50% interest. Berkadia is a servicer of commercial real estate loans in the U.S., performing primary, master and special servicing functions for U.S. government agency programs, commercial mortgage-backed securities transactions, banks, insurance companies and other financial institutions. A significant source of funding for Berkadia’s operations is through the issuance of commercial paper. Repayment of the commercial paper is supported by a $2.5 billion surety policy issued by a Berkshire insurance subsidiary. Leucadia has agreed to indemnify us for one-half of any losses incurred under the policy. As of December 31, 2014, the aggregate amount of Berkadia commercial paper outstanding was $2.47 billion.

(23)	Business segment data

Our operating businesses include a large and diverse group of insurance, finance, manufacturing, service and retailing businesses. Our reportable business segments are organized in a manner that reflects how management views those business activities. Certain businesses have been grouped together for segment reporting based upon similar products or product lines, marketing, selling and distribution characteristics, even though those business units are operated under separate local management.

The tabular information that follows shows data of reportable segments reconciled to amounts reflected in our Consolidated Financial Statements. Intersegment transactions are not eliminated when management considers those transactions in assessing the results of the respective segments. Furthermore, our management does not consider investment and derivative gains/losses or amortization of purchase accounting adjustments related to Berkshire’s acquisition in assessing the performance of reporting units. Collectively, these items are included in reconciliations of segment amounts to consolidated amounts.

Business Identity	Business Activity

GEICO	Underwriting private passenger automobile insurance mainly by direct response methods

General Re	Underwriting excess-of-loss, quota-share and facultative reinsurance worldwide

Berkshire Hathaway Reinsurance Group	Underwriting excess-of-loss and quota-share reinsurance for insurers and reinsurers

Berkshire Hathaway Primary Group	Underwriting multiple lines of property and casualty insurance policies for primarily commercial accounts

BNSF	Operates one of the largest railroad systems in North America

Berkshire Hathaway Energy	Regulated electric and gas utility, including power generation and distribution activities, and domestic real estate brokerage and brokerage franchisor

McLane Company	Wholesale distribution of groceries and non-food items

Manufacturing	Manufacturers of numerous products including industrial and end-user products, building products and apparel

Service and retailing	Providers of numerous services including fractional aircraft ownership programs, aviation pilot training, electronic components distribution and retailing

Finance and financial products	Manufactured housing and related consumer financing; transportation equipment, manufacturing and leasing; and furniture leasing

Notes to Consolidated Financial Statements (Continued)

(23)	Business segment data (Continued)

A disaggregation of our consolidated data for each of the three most recent years is presented in the tables which follow (in millions).

	Revenues			Earnings before income taxes
	2014	2013	2012	2014	2013	2012
Operating Businesses:
Insurance group:
Underwriting:
GEICO	$20,496	$18,572	$16,740	$1,159	$1,127	$680
General Re	6,264	5,984	5,870	277	283	355
Berkshire Hathaway Reinsurance Group	10,116	8,786	9,672	606	1,294	304
Berkshire Hathaway Primary Group	4,377	3,342	2,263	626	385	286
Investment income	4,370	4,735	4,474	4,357	4,713	4,454

Total insurance group	45,623	41,419	39,019	7,025	7,802	6,079
BNSF	23,239	22,014	20,835	6,169	5,928	5,377
Berkshire Hathaway Energy	17,614	12,743	11,747	2,711	1,806	1,644
McLane Company	46,640	45,930	37,437	435	486	403
Manufacturing	36,773	34,258	32,105	4,811	4,205	3,911
Service and retailing	14,276	13,284	11,890	1,546	1,469	1,272
Finance and financial products	6,526	6,110	5,933	1,839	1,564	1,393

	190,691	175,758	158,966	24,536	23,260	20,079
Reconciliation of segments to consolidated amount:
Investment and derivative gains/losses	4,081	6,673	3,425	4,081	6,673	3,425
Interest expense, not allocated to segments	—	—	—	(313)	(303)	(271)
Eliminations and other	(99)	(281)	72	(199)	(834)	(997)

	$194,673	$182,150	$162,463	$28,105	$28,796	$22,236

	Capital expenditures			Depreciation of tangible assets
	2014	2013	2012	2014	2013	2012
Operating Businesses:
Insurance group	$94	$89	$61	$69	$58	$57
BNSF	5,243	3,918	3,548	1,804	1,655	1,573
Berkshire Hathaway Energy	6,555	4,307	3,380	2,177	1,577	1,440
McLane Company	241	225	225	159	159	149
Manufacturing	1,324	1,037	1,062	943	1,061	1,068
Service and retailing	591	488	381	461	413	379
Finance and financial products	1,137	1,023	1,118	602	495	480

	$15,185	$11,087	$9,775	$6,215	$5,418	$5,146

Notes to Consolidated Financial Statements (Continued)

(23)	Business segment data (Continued)

	Goodwill at year-end		Identifiable assets at year-end
	2014	2013	2014	2013	2012
Operating Businesses:
Insurance group:
GEICO	$1,370	$1,372	$45,439	$39,568	$30,986
General Re	13,527	13,532	28,692	29,956	30,477
Berkshire Hathaway Reinsurance and Primary Groups	650	607	151,301	138,480	118,819

Total insurance group	15,547	15,511	225,432	208,004	180,282
BNSF	14,819	14,819	62,916	59,842	56,839
Berkshire Hathaway Energy	9,599	7,784	71,482	62,189	46,856
McLane Company	657	701	5,419	5,209	5,090
Manufacturing	14,818	13,341	34,509	34,100	32,097
Service and retailing	3,937	3,514	11,303	10,051	9,566
Finance and financial products	1,337	1,341	32,164	31,886	30,854

	$60,714	$57,011	443,225	411,281	361,584

Reconciliation of segments to consolidated amount:
Corporate and other			22,247	16,639	11,345
Goodwill			60,714	57,011	54,523

			$526,186	$484,931	$427,452

Insurance premiums written by geographic region (based upon the domicile of the insured or reinsured) are summarized below. Dollars are in millions.

	Property/Casualty			Life/Health
	2014	2013	2012	2014	2013	2012
United States	$31,362	$25,704	$23,186	$3,402	$3,934	$3,504
Western Europe	2,424	2,234	4,387	1,135	1,339	1,114
All other	2,805	2,973	2,319	1,305	1,026	1,217

	$36,591	$30,911	$29,892	$5,842	$6,299	$5,835

In 2014 and 2013, premiums written and earned attributable to Western Europe were primarily in the United Kingdom and Germany. In 2012, premiums written and earned also included meaningful amounts attributable to Switzerland and Luxembourg. Life/health insurance premiums written and earned in the United States included approximately $1.5 billion in 2012 from a single contract with Swiss Re Life & Health America Inc., an affiliate of Swiss Reinsurance Company Ltd. This contract was amended in 2013 which resulted in a significant return of premiums.

Consolidated sales and service revenues in 2014, 2013 and 2012 were $102.2 billion, $97.6 billion and $85.8 billion, respectively. In each year, approximately 85% of such revenues were attributable to the United States. The remainder of sales and service revenues were primarily in the Europe, Canada and Asia-Pacific regions. In each of the three years ending December 31, 2014, consolidated sales and service revenues included sales of approximately $13 billion in 2014 and 2013 and $12 billion in 2012 to Wal-Mart Stores, Inc.

Approximately 96% of our revenues in 2014, 2013 and 2012 from railroad, utilities and energy businesses were in the United States. At December 31, 2014, 88% of our consolidated net property, plant and equipment was located in the United States with the remainder primarily in Europe and Canada.

Notes to Consolidated Financial Statements (Continued)

(23)	Business segment data (Continued)

Premiums written and earned by the property/casualty and life/health insurance businesses are summarized below (in millions).

	Property/Casualty			Life/Health
	2014	2013	2012	2014	2013	2012
Premiums Written:
Direct	$27,541	$24,292	$20,796	$879	$931	$554
Assumed	9,889	7,339	9,668	5,030	5,437	5,391
Ceded	(839)	(720)	(572)	(67)	(69)	(110)

	$36,591	$30,911	$29,892	$5,842	$6,299	$5,835

Premiums Earned:
Direct	$26,389	$23,267	$20,204	$879	$931	$554
Assumed	9,872	7,928	9,142	5,030	5,425	5,356
Ceded	(850)	(797)	(600)	(67)	(70)	(111)

	$35,411	$30,398	$28,746	$5,842	$6,286	$5,799

(24)	Quarterly data

A summary of revenues and earnings by quarter for each of the last two years is presented in the following table. This information is unaudited. Dollars are in millions, except per share amounts.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2014
Revenues	$45,453	$49,762	$51,199	$48,259
Net earnings attributable to Berkshire shareholders *	4,705	6,395	4,617	4,155
Net earnings attributable to Berkshire shareholders per equivalent Class A common share	2,862	3,889	2,811	2,529
2013
Revenues	$43,867	$44,693	$46,541	$47,049
Net earnings attributable to Berkshire shareholders *	4,892	4,541	5,053	4,990
Net earnings attributable to Berkshire shareholders per equivalent Class A common share	2,977	2,763	3,074	3,035

*	Includes realized investment gains/losses, other-than-temporary impairment losses on investments and derivative gains/losses. Derivative gains/losses include significant amounts related to non-cash changes in the fair value of long-term contracts arising from short-term changes in equity prices, interest rates and foreign currency rates, among other factors. After-tax investment and derivative gains/losses for the periods presented above are as follows (in millions):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Investment and derivative gains/losses – 2014	$1,172	$2,064	$(107)	$192
Investment and derivative gains/losses – 2013	1,110	622	1,391	1,214

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Chairman (Chief Executive Officer) and the Senior Vice President (Chief Financial Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chairman (Chief Executive Officer) and the Senior Vice President (Chief Financial Officer) concluded that the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic SEC filings. The report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to Management’s Report on Internal Control Over Financial Reporting, included on page 64 of this report. The attestation report called for by Item 308(b) of Regulation S-K is incorporated herein by reference to Report of Independent Registered Public Accounting Firm, included on page 65 of this report. There has been no change in the Corporation’s internal control over financial reporting during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B.	Other Information

None

Part III

Except for the information set forth under the caption “Executive Officers of the Registrant” in Part I hereof, information required by this Part (Items 10, 11, 12, 13 and 14) is incorporated by reference from the Registrant’s definitive proxy statement, filed pursuant to Regulation 14A, for the Annual Meeting of Shareholders of the Registrant to be held on May 2, 2015, which meeting will involve the election of directors.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)1. Financial Statements

The following Consolidated Financial Statements, as well as the Report of Independent Registered Public Accounting Firm, are included in Part II Item 8 of this report:

PAGE
Report of Independent Registered Public Accounting Firm	65
Consolidated Balance Sheets— December 31, 2014 and December 31, 2013	66
Consolidated Statements of Earnings— Years Ended December 31, 2014, December 31, 2013, and December 31, 2012	67
Consolidated Statements of Comprehensive Income— Years Ended December 31, 2014, December 31, 2013, and December 31, 2012	68
Consolidated Statements of Changes in Shareholders’ Equity— Years Ended December 31, 2014, December 31, 2013, and December 31, 2012	68
Consolidated Statements of Cash Flows— Years Ended December 31, 2014, December 31, 2013, and December 31, 2012	69
Notes to Consolidated Financial Statements	70

2. Financial Statement Schedule
Report of Independent Registered Public Accounting Firm	107
Schedule I—Parent Company Condensed Financial Information
Balance Sheets as of December 31, 2014 and 2013, Statements of Earnings and Comprehensive Income and Cash Flows for the years ended December 31, 2014, December 31, 2013 and December 31, 2012 and Note to Condensed Financial Information	108

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

BERKSHIRE HATHAWAY INC.

Date: February 27, 2015	/s/ MARC D. HAMBURG
Marc D. Hamburg
Senior Vice President and
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ WARREN E. BUFFETT Warren E. Buffett	Chairman of the Board of Directors—Chief Executive Officer	February 27, 2015 Date

/S/ HOWARD G. BUFFETT Howard G. Buffett	Director	February 27, 2015 Date

/S/ STEPHEN B. BURKE Stephen B. Burke	Director	February 27, 2015 Date

/S/ SUSAN L. DECKER Susan L. Decker	Director	February 27, 2015 Date

/S/ WILLIAM H. GATES III William H. Gates III	Director	February 27, 2015 Date

/S/ DAVID S. GOTTESMAN David S. Gottesman	Director	February 27, 2015 Date

/S/ CHARLOTTE GUYMAN Charlotte Guyman	Director	February 27, 2015 Date

/S/ CHARLES T. MUNGER Charles T. Munger	Vice Chairman of the Board of Directors	February 27, 2015 Date

/S/ THOMAS S. MURPHY Thomas S. Murphy	Director	February 27, 2015 Date

/S/ RONALD L. OLSON Ronald L. Olson	Director	February 27, 2015 Date

/S/ WALTER SCOTT, JR. Walter Scott, Jr.	Director	February 27, 2015 Date

/S/ MERYL B. WITMER Meryl B. Witmer	Director	February 27, 2015 Date

/S/ MARC D. HAMBURG Marc D. Hamburg	Senior Vice President—Principal Financial Officer	February 27, 2015 Date

/S/ DANIEL J. JAKSICH Daniel J. Jaksich	Vice President—Principal Accounting Officer	February 27, 2015 Date

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Berkshire Hathaway Inc.

Omaha, Nebraska

We have audited the consolidated financial statements of Berkshire Hathaway Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and for each of the three years in the period ended December 31, 2014, and the Company’s internal control over financial reporting as of December 31, 2014, and have issued our report thereon dated February 27, 2015; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Omaha, Nebraska

February 27, 2015

BERKSHIRE HATHAWAY INC.

(Parent Company)

Condensed Financial Information

(Dollars in millions)

Schedule I

Balance Sheets

	December 31,
	2014	2013
Assets:
Cash and cash equivalents	$9,449	$3,412
Investments in fixed maturity and equity securities	152	178
Investments in and advances to/from consolidated subsidiaries	227,615	215,465
Investments in H.J. Heinz Holding Corporation	11,660	12,111
Other assets	91	97

	$248,967	$231,263

Liabilities and Shareholders’ Equity:
Accounts payable, accrued interest and other liabilities	$100	$209
Income taxes	343	853
Notes payable and other borrowings	8,354	8,311

	8,797	9,373
Berkshire Hathaway shareholders’ equity	240,170	221,890

	$248,967	$231,263

Statements of Earnings and Comprehensive Income

	Year ended December 31,
	2014	2013	2012
Income items:
From consolidated subsidiaries:
Dividends and distributions	$4,969	$6,158	$6,799
Undistributed earnings	14,496	13,657	8,301

	19,465	19,815	15,100
Other income	758	229	88

	20,223	20,044	15,188

Cost and expense items:
General and administrative	(1)	94	133
Interest expense	236	228	196
Income taxes	116	246	35

	351	568	364

Net earnings attributable to Berkshire Hathaway shareholders	19,872	19,476	14,824
Other comprehensive income attributable to Berkshire Hathaway shareholders	(1,293)	16,546	9,846

Comprehensive income attributable to Berkshire Hathaway shareholders	$18,579	$36,022	$24,670

See Note to Condensed Financial Information

BERKSHIRE HATHAWAY INC.

(Parent Company)

Condensed Financial Information

(Dollars in millions)

Schedule I (continued)

Statements of Cash Flows

	Year ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net earnings attributable to Berkshire Hathaway shareholders	$19,872	$19,476	$14,824
Adjustments to reconcile net earnings to cash flows from operating activities:
Undistributed earnings of subsidiaries	(14,496)	(13,657)	(8,301)
Income taxes payable	136	396	80
Other	(75)	112	101

Net cash flows from operating activities	5,437	6,327	6,704

Cash flows from investing activities:
Investments in H.J. Heinz Holding Corporation	—	(12,250)	—
Investments in and advances to/repayments from subsidiaries	1,673	(433)	(1,525)

Net cash flows from investing activities	1,673	(12,683)	(1,525)

Cash flows from financing activities:
Proceeds from borrowings	832	2,611	1,740
Repayments of borrowings	(792)	(2,656)	(1,751)
Acquisitions of noncontrolling interests	(1,231)	(836)	(800)
Acquisitions of treasury stock	—	—	(1,296)
Other	118	92	196

Net cash flows from financing activities	(1,073)	(789)	(1,911)

Increase (decrease) in cash and cash equivalents	6,037	(7,145)	3,268
Cash and cash equivalents at beginning of year	3,412	10,557	7,289

Cash and cash equivalents at end of year	$9,449	$3,412	$10,557

Other cash flow information:
Income taxes paid	$2,512	$4,080	$3,406
Interest paid	233	205	180

Note to Condensed Financial Information

On June 7, 2013, Berkshire invested $12.25 billion in a newly formed entity, H.J. Heinz Holding Corporation (“Heinz Holding”), which acquired H.J. Heinz Company. Berkshire’s investments in Heinz Holding consist of 425 million shares of common stock, warrants to acquire approximately 46 million additional shares of common stock, and cumulative compounding preferred stock with a liquidation preference of $8 billion. Berkshire accounts for the investments in Heinz Holding common stock and common stock warrants under the equity method. The investment in Heinz Holding preferred stock is carried at cost.

Berkshire’s notes payable and borrowings at December 31, 2014 mature over the next five years as follows: 2015—$1,710 million; 2016—$1,051 million; 2017—$1,144 million; 2018—$808 million and 2019—$755 million.

Berkshire Hathaway Inc. has guaranteed debt obligations of certain of its subsidiaries. As of December 31, 2014, the unpaid balance of subsidiary debt guaranteed by Berkshire totaled approximately $14.6 billion. Berkshire’s guarantee of subsidiary debt is an absolute, unconditional and irrevocable guarantee for the full and prompt payment when due of all present and future payment obligations. Berkshire also provides guarantees in connection with long-term equity index put option and credit default contracts entered into by a subsidiary. The estimated fair value of liabilities recorded under such contracts was approximately $4.8 billion as of December 31, 2014. The amount of subsidiary payments under these contracts, if any, is contingent upon future events and will not be fully known for several years.

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
Incorporated by reference to Exhibit 4.1 to Berkshire’s Registration Statement on Form S-3 filed on February 1, 2010.
Other instruments defining the rights of holders of long-term debt of Registrant and its subsidiaries are not being filed since the total amount of securities authorized by all other such instruments does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis as of December 31, 2014. The Registrant hereby agrees to furnish to the Commission upon request a copy of any such debt instrument to which it is a party.

10.1

Equity Commitment Letter of Berkshire Hathaway Inc. with Hawk Acquisition Holding Corporation dated February 13, 2013.

Incorporated by reference to Exhibit 10.1 on Form 8-K of Berkshire Hathaway Inc. filed on February 14, 2013.

12	Calculation of Ratio of Consolidated Earnings to Consolidated Fixed Charges

14	Code of Ethics
Berkshire’s Code of Business Conduct and Ethics is posted on its Internet website at www.berkshirehathaway.com

21	Subsidiaries of Registrant

23	Consent of Independent Registered Public Accounting Firm

31	Rule 13a—14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

95	Mine Safety Disclosures

101	The following financial information from Berkshire Hathaway Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets as of December 31, 2014 and 2013, (ii) the Consolidated Statements of Earnings for each of the three years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2014, 2013 and 2012, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for each of the three years ended December 31, 2014, 2013 and 2012, (v) the Consolidated Statements of Cash Flows for each of the three years ended December 31, 2014, 2013 and 2012 and (vi) the Notes to Consolidated Financial Statements and Schedule I, tagged in summary and detail.